Form 10-K
period 2006-12-31
IMPAC MORTGAGE HOLDINGS INC
filed 2007-03-14
CIK 1000298

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year-ended December 31, 2006 or

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

19500 Jamboree Road, Irvine, California 92612
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

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☒

As of June 30, 2006, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $842.7 million, based on the closing sales price of common stock on the New York Stock Exchange on that date. For purposes of the calculation only, all directors and executive officers of the registrant have been deemed affiliates. There were 76,083,865 shares of common stock outstanding as of March 9, 2007.

Portions of information required by Items 10, 11, 12, 13 and 14 of Part III, are incorporated by reference from the Proxy Statement for the Company's 2007 Annual Meeting of Stockholders. Except with respect to information specifically incorporated by reference in the Form 10-K, the Proxy Statement is not deemed to be filed as part hereof. The Company's Proxy Statement will be filed with the Commission within 120 days after the year-ended December 31, 2006.

IMPAC MORTGAGE HOLDINGS, INC.
2006 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

PART I
ITEM 1.	BUSINESS	1
	Forward-Looking Statements	1
	Available Information	1
	General Overview	2
	Long-Term Investment Operations	5
	Mortgage Operations	9
	Commercial Operations	17
	Warehouse Lending Operations	17
	Regulation	17
	Competition	18
	Employees	18
	Revisions in Policies and Strategies	19
ITEM 1.A	RISK FACTORS	20
ITEM 1.B	UNRESOLVED STAFF COMMENTS	40
ITEM 2.	PROPERTIES	40
ITEM 3.	LEGAL PROCEEDINGS	40
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	42
PART II
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES	42
ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA	44
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	46
	Summary of 2006 Financial and Operating Results	46
	Critical Accounting Policies	47
	Taxable Income	50
	Financial Condition and Results of Operations	53
	Liquidity and Capital Resources	74
	Contractual Obligations	80
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	81
	General Overview	81
	Changes in Interest Rates	81
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	84
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	85

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

Forward-Looking Statements

           This report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, some of which are based on various assumptions and events that are beyond our control may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "likely," "should," "could," "anticipate," or similar terms or variations on those terms or the negative of those terms. The forward-looking statements are based on management expectations. Actual results may differ materially as a result of several factors, including, but not limited to, failure to achieve projected earnings levels; unexpected or greater than anticipated increases in credit and bond spreads; the ability to generate sufficient liquidity; the ability to access the equity markets; increased operating expenses and mortgage origination or purchase expenses that reduce current liquidity position more than anticipated; continued increase in price competition; risks of delays in raising, or the inability to raise on acceptable terms, additional capital, either through equity offerings, lines of credit or otherwise; the ability to generate taxable income and to pay dividends; interest rate fluctuations on our assets that unexpectedly differ from those on our liabilities; unanticipated interest rate fluctuations; changes in expectations of future interest rates; unexpected increase in prepayment rates on our mortgages; changes in assumptions regarding estimated loan losses or an increase in loan losses; continued ability to access the securitization markets or other funding sources, the availability of financing and, if available, the terms of any financing; changes in markets which the Company serves, such as mortgage refinancing activity and housing price appreciation; the adoption of new laws that affect our business or the business of people with whom we do business; changes in laws that affect our products and our business; and other general market and economic conditions.

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

Available Information

           Our Internet website address is www.impaccompanies.com. We make available our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statement for our annual stockholders' meetings, as well as any amendments to those reports, free of charge through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or "SEC." You can learn more about us by reviewing our SEC filings on our website by clicking on "Stockholder Relations" located on our home page and proceeding to "Financial Reports." We also make available on our website, under "Corporate Governance," charters for the audit, compensation, and governance and nominating committees of our board of directors, our Code of Business Conduct and Ethics, our Corporate Governance Guidelines and other company information, including amendments to such documents and waivers, if any to our Code of Business Conduct and Ethics. These documents will also be furnished, free of charge, upon written request to Impac Mortgage Holdings, Inc., Attention: Stockholder Relations, 19500 Jamboree Road, Irvine, California 92612. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including the Company.

General Overview

           We are a mortgage real estate investment trust, or "REIT," that is a nationwide acquirer, originator, seller and investor of non-conforming Alt-A residential mortgages, or "Alt-A mortgages," and to a lesser extent, small-balance, commercial mortgages and multi-family, or "commercial mortgages." We also provide warehouse financing to originators of mortgages.

           We operate four core businesses:

  •
  the Long-Term Investment Operations conducted by IMH and IMH Assets;

  •
  the Mortgage Operations conducted by IFC, and ISAC;

  •
  the Commercial Operations conducted by ICCC; and

  •
  the Warehouse Lending Operations conducted by IWLG.

           The REIT (IMH) is comprised of the long-term investment operations and the warehouse lending operations. The Taxable REIT Subsidiaries (TRS) include the Mortgage Operations and Commercial Operations which are subsidiaries of the REIT.

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
  loan to value ratios accepted;

  •
  documentation required for approval of the mortgagor; and

  •
  loan balances in excess of maximum Fannie Mae and Freddie Mac lending limits.

           For instance, Alt-A mortgages may not have certain documentation or verifications that are required by Fannie Mae and Freddie Mac and, therefore, in making our credit decisions, we are more reliant upon the borrower's credit score and the adequacy of the underlying collateral. We believe that Alt-A mortgages provide an attractive net earnings profile by producing higher yields without commensurately higher credit losses than other types of mortgages. We believe Alt-A mortgages are normally subject to lower rates of loss and delinquency than subprime mortgages acquired and originated by the mortgage operations. As a result, our subprime mortgages normally bear a higher rate of interest and are typically subject to higher fees than Alt-A mortgages. In general, greater emphasis is placed upon the value of the mortgaged property and, consequently, the quality of appraisals, and less upon the credit history of the borrower in underwriting subprime mortgages than in underwriting Alt-A mortgages. We generally do not acquire or retain subprime mortgages. During 2006 subprime mortgages represented 0.04 percent of retentions, and 0.44 percent of acquisitions and originations. At December 31, 2006 subprime mortgages were 0.2 percent of the ending securitized mortgage collateral.

           In general, we define subprime mortgages as residential mortgages made to borrowers with credit ratings less than 620, or other characteristics, that increase the credit risk, including previous late payments, shorter credit history or other derogatory credit patterns that increase the credit risk of the mortgage.

           The long-term investment operations also invest in commercial mortgages that are primarily adjustable rate mortgages with initial fixed interest rate periods of two-, three-, five-, seven- and ten-years that subsequently convert to adjustable rate mortgages, or "hybrid ARMs." Commercial mortgages have interest rate floors, which are the initial start rate, in some circumstances lock out periods and prepayment penalty periods of three-, five- seven- and ten-years. Commercial mortgages provide greater asset diversification on our balance sheet as borrowers of commercial mortgages typically have higher credit scores and commercial mortgages typically have lower loan-to-value ratios, or "LTV ratios," and longer average life to payoff than Alt-A mortgages.

           The long-term investment operations generate earnings primarily from net interest income (expense) earned on mortgages held as securitized mortgage collateral and mortgages held-for-investment (long-term mortgage portfolio) and associated derivative cash flows. The long-term mortgage portfolio as reported on our consolidated balance sheet consists of mortgages held as securitized mortgage collateral and mortgages held-for-investment. Investments in Alt-A mortgages and commercial mortgages are initially financed with short-term borrowings under reverse repurchase agreements that are subsequently converted to long-term financing in the form of securitized mortgage borrowings. Cash flows from the long-term mortgage portfolio, proceeds from the sale of capital stock and the issuance of trust preferred securities also finance the acquisitions of new Alt-A and commercial mortgages.

           The mortgage operations acquire, originate, sell and securitize primarily Alt-A adjustable rate mortgages (ARMs) and fixed rate mortgages (FRMs) from correspondents, mortgage brokers and retail customers. Correspondents originate and close mortgages under their mortgage programs and then sell the closed mortgages to the mortgage operations on a flow (loan-by-loan basis) or through bulk sale commitments. Correspondents include; savings and loan associations, commercial banks and mortgage bankers. The mortgage operations generate income by securitizing and selling mortgages to permanent investors, including the long-term investment operations. This business also earns revenue from fees associated with mortgage servicing rights, master servicing agreements and interest income earned on mortgages held-for-sale. The mortgage operations use warehouse facilities provided by the warehouse lending operations to finance the acquisition and origination of mortgages.

           The Company securitizes mortgages in the form of real estate mortgage investment conduits (REMICs). The typical REMIC securitizations are designed so that the transferee (securitization trust) is not a qualifying special purpose entity (QSPE) and we are not always the residual interest holder on REMICs, the Company consolidates such variable interest entities (VIEs). Amounts consolidated are classified as Securitized mortgage collateral and Securitized mortgage borrowings in the consolidated balance sheets. Occasionally, the Company's REMIC securitization qualifies for sale accounting treatment and the securitization trust is a QSPE and thus not consolidated by the Company. To the extent that our REMIC securitization trusts do not meet the QSPE criteria, consolidation is assessed pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN 46R).

           The following table depicts the Company's loan sales and securitizations that were completed for the periods below (in thousands):

	As of December 31, 2006
	Residential	Commercial	Total
Consolidated CMO/REMIC securitizations	$5,363,559	$672,413	$6,035,972
REMIC securitizations (Sales for GAAP)	584,814	249,179	833,993
Whole loan sales	6,275,571	35,006	6,310,577

Total	$12,223,944	$956,598	$13,180,542

	As of December 31, 2005
	Residential	Commercial	Total
Consolidated CMO/REMIC securitizations	$12,730,795	$683,124	$13,413,919
REMIC securitizations (Sales for GAAP)	633,912	—	633,912
Whole loan sales	8,052,080	—	8,052,080

Total	$21,416,787	$683,124	$22,099,911

           In determining whether or not to complete a REMIC transactions that is consolidated or un-consolidated under generally accepted accounting principles (GAAP), the Company primarily considers the economics of the deal. In 2005 and 2006, the mortgage and commercial operations completed ISAC REMIC 2005-2, ISAC REMIC

2006-1, ISAC REMIC 2006-3, ISAC REMIC 2006-4, and ISAC REMIC 2006-5 securitizations which were treated as sales for tax purposes but treated as secured borrowings under GAAP and consolidated in the financial statements. The associated collateral and borrowings are included in securitized mortgage collateral and borrowings, respectively, for reporting purposes. Hence, reference to "Securitized mortgage collateral" or "Securitized mortgage borrowings" includes the REMIC 2005-2, 2006-1, 2006-3, ISAC REMIC 2006-4, and ISAC REMIC 2006-5 securitized collateral and borrowings.

           In the second quarter of 2006, the mortgage and commercial operations completed ISAC REMIC 2006-2 securitization in the amount of $834.0 million which was treated as a sale for both tax and GAAP purposes. The retained interest, calculated as the present value of estimated future cash flows, was retained as a result of the ISAC REMIC 2006-2 securitization, and is recorded in other assets on the balance sheet as investment securities available for sale. Investments in residual interests and subordinated securities represent higher risk than investments in senior mortgage-backed securities because these subordinated securities bear all credit losses prior to the related senior securities. The risk associated with holding residual interest and subordinated securities is greater than holding the underlying mortgage loans directly due to the concentration of losses attributed to the subordinated securities. The fair value of residual interests represents the present value of future cash flows expected to be received by us from excess cash flows created in the securitization transaction. In general, future cash flows are estimated by taking the coupon rate of the mortgages underlying the transaction less the interest rate paid to the investors, less contractually specified servicing and trustee fees, and after giving effect to estimated prepayments and credit losses. The Company estimates future cash flows from these securities utilizing assumptions based in part on discount rates, projected delinquency rates, mortgage loan prepayment speeds and credit losses.

           The commercial operations originate commercial mortgages, that are primarily adjustable rate mortgages with initial fixed interest rate periods of two-, three-, five-, seven- and ten-years that subsequently convert to adjustable rate mortgages, or "hybrid ARMs," with balances that generally range from $500,000 to $5.0 million and on exception up to $10 million. Commercial mortgages have interest rate floors, which are the initial start rates; in some circumstances have lock out periods, and prepayment penalty periods of three-, five-, seven- and ten-years. These mortgages provide greater asset diversification on our balance sheet as commercial mortgage borrowers typically have higher credit scores and typically have lower loan-to-value ratios, or "LTV ratios," and the mortgages have longer average lives than residential mortgages.

           The warehouse lending operations provide short-term financing to mortgage loan originators, including the mortgage and commercial operations, by funding mortgages from their closing date until sale to pre-approved investors. This business earns fees from warehouse transactions as well as net interest income from the difference between its cost of borrowings and the interest earned on warehouse advances, both of which are tied to the one-month London Inter-Bank Offered Rate (LIBOR) rate.

           For financial information relating to the long-term investment operations, mortgage operations, commercial operations and warehouse lending operations, please refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements beginning on page F-1.

           The following is a diagram of the fiscal 2006 operational flow of loans. The diagram provides a visual complement to the Company's operations described below (in millions).

(1)
The purpose of this schedule is to provide a visual demonstration of the Company's operations during the year. REMICs sold for GAAP represent REMIC securitizations that meet the accounting requirements to be reflected as sales in the consolidated financial statements.
(1)
Dispositions include mortgages that were in the ending December 31, 2005 balances of mortgages held-for-sale.
(2)
IWLG had a $44.0 million decrease in finance receivables. The number of borrowers with ending balances at December 31, 2006 increased to 46 as compared to 43 at December 31, 2005.

Long-Term Investment Operations

           The long-term investment operations generate revenue primarily from net interest income (expense) on its long-term mortgage portfolio. Net interest income represents the difference between income received on mortgages and the corresponding cost of borrowings. Net interest income also includes (1) amortization of acquisition costs on mortgages acquired from the mortgage operations, (2) amortization of mortgage securitization expenses and, to a lesser extent, (3) amortization of securitized mortgage bond discounts. Net cash payments or receipts on derivative instruments which partially offset changes in the cost of borrowings, are included in realized gain (loss) from derivative instruments, which is a component of non-interest income on our financial statements. We show the effects of the net cash payments or receipts on derivative instruments in our calculation of adjusted net interest margin in the yield table presented in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations and Financial Condition."

           The mortgage and commercial operations support the investment objectives of the long-term investment operations by supplying mortgages at prices that are comparable to those available through mortgage bankers and brokers and other third parties. We believe that retaining mortgages acquired and originated by our mortgage operations give us a competitive advantage because of our historical understanding of the underlying credit of these mortgages and the extensive information on the performance and historical prepayment patterns of these types of mortgages. We also believe that Alt-A mortgages provide an attractive net earnings profile by producing higher yields without commensurately higher credit risks than other types of mortgages.

Long-Term Mortgage Portfolio

           Alt-A and commercial mortgages that we retain for long-term investment are primarily adjustable rate mortgages, or "ARMs," hybrid ARMs and,fixed rate mortgages, or "FRMs." The interest rate on ARMs are typically tied to an index, such as the six-month London Interbank Offered Rate, or "LIBOR," plus a spread and adjust periodically, subject to lifetime interest rate caps and periodic interest rate and payment caps. The initial interest rates on ARMs are typically lower than average comparable FRMs but may be higher than average comparable FRMs over the life of the mortgage. Hybrid ARMs are mortgages with maturity periods ranging from 15 to 30 years with initial fixed interest rate periods generally ranging from two to ten years, which subsequently adjust to ARMs. The majority of mortgages retained by the long-term investment operations have prepayment penalty features with prepayment penalty periods ranging from six months to seven years. Prepayment penalties may be assessed to the borrower if the borrower refinances or, in some cases, sells the home.

           During 2006, the long-term investment operations retained $5.3 billion and $526.6 million in principal balance of Alt-A and commercial mortgages respectively, originated during the current year for long-term investment. The long-term mortgage portfolio decreased $3.6 billion during 2006, to $21.1 billion at year-end.

           The following tables present selected information on mortgages held as securitized mortgage collateral, which comprise a substantial portion of the long-term mortgage portfolio, for the periods indicated:

	Residential As of December 31,			Commercial As of December 31,
	2006	2005	2004	2006	2005	2004
Percent of Alt-A mortgages	99%	99%	99%	N/A	N/A	N/A
Percent of option ARMs(1)	0%	0%	0%	N/A	N/A	N/A
Percent of non-hybrid ARMs	7%	14%	21%	2%	4%	8%
Percent of hybrid ARMs	73%	75%	69%	98%	96%	92%
Percent of FRMs	20%	10%	10%	0%	0%	0%
Percent of interest-only	72%	71%	62%	14%	11%	0%
Weighted average coupon	7%	6%	6%	6%	6%	5%
Weighted average margin	4%	4%	4%	3%	3%	3%
Weighted average original LTV	74	76	76	66	67	66
Weighted average original credit score	697	695	695	730	728	725
Percent with original prepayment penalty	68%	75%	75%	100%	100%	100%
Prior 3-month constant prepayment rate	39%	39%	30%	6%	9%	7%
Prior 12-month prepayment rate	38%	37%	30%	8%	9%	4%
Lifetime prepayment rate	29%	25%	27%	6%	5%	3%
Weighted average debt service coverage ratio	N/A	N/A	N/A	1.27	1.22	1.34
Percent of mortgages in California	51%	55%	61%	63%	71%	86%
Percent of purchase transactions	58%	60%	60%	51%	52%	49%
Percent of owner occupied	78%	81%	84%	N/A	N/A	N/A
Percent of first lien	99%	99%	99%	100%	100%	100%
* N/A = Not Applicable

(1)
The Company originates option ARMs which allow the borrower the ability to pay an amount less than the interest due. The Company has historically sold all option ARMs originated. There was $244,000 of option-ARMs included in the mortgage portfolio at December 31, 2006 and 2005, and none at December 31, 2004. There was no capitalized interest included in the securitized mortgage collateral of any of the years presented above.

           Retained mortgages are mortgages that were transferred to the long-term mortgage portfolio during the current year from the mortgage and commercial operations. The following table presents mortgages retained by the long-term investment operations by loan characteristic for the periods indicated (dollars in thousands):

	For the year ended December 31,
	2006		2005		2004
	Principal Balance	%	Principal Balance	%	Principal Balance	%
Mortgages by Type:
Fixed rate first trust deeds	$1,677,429	29	$1,087,092	8	$1,195,200	7
Fixed rate second trust deeds	166,140	3	69,866	1	244,491	1
Adjustable rate first trust deeds:
ARM's (1)	66,579	1	1,775,892	14	2,754,757	16
Hybrid ARM's (1)	3,900,060	67	10,096,987	77	13,173,928	76
Option ARM's (1)(2)	-	-	14,391	-	-	-

Total adjustable rate first trust deeds	3,966,639	68	11,887,270	91	15,928,685	92

Total mortgages retained	$5,810,208	100	$13,044,228	100	$17,368,376	100

Mortgages by Credit Quality:
Alt-A mortgages (3)	$5,281,058	91	$12,232,576	94	$16,846,781	97
Commercial mortgages (4)	526,607	9	798,463	6	458,532	3
Subprime mortgages (5)	2,543	-	13,189	-	63,063	-

Total mortgages retained	$5,810,208	100	$13,044,228	100	$17,368,376	100

Mortgages by Purpose:
Purchase	$3,247,170	56	$8,045,595	62	$10,516,622	61
Refinance	2,563,038	44	4,998,633	38	6,851,754	39

Total mortgages retained	$5,810,208	100	$13,044,228	100	$17,368,376	100

Mortgages with Prepayment Penalty:
With prepayment penalties	$3,263,251	56	$9,512,218	73	$12,657,395	73
Without prepayment penalties	2,546,957	44	3,532,010	27	4,710,981	27

Total mortgages retained	$5,810,208	100	$13,044,228	100	$17,368,376	100

(1)
Primarily includes mortgages indexed to one-, three- and six-month LIBOR and one-year LIBOR. Also includes minimal amounts of mortgages indexed to the prime lending rate and constant maturity Treasury index.
(2)
Option-ARMs provide borrowers the ability to pay an amount less than the interest due. As of December 31, 2006, 2005, and 2004, there were no additions to principal due to capitalized interest.
(3)
Alt-A residential mortgages do not qualify as conforming loans as a result of various factors such as documentation, loan balances, and credit scores. All mortgages classified as Alt-A generally have credit scores greater than 620.
(4)
Commercial mortgages were originated by the long-term investment operations during 2005 and 2004.
(5)
Subprime mortgages are defined as loans from borrowers whose credit score generally are less than 620 or include other qualitative factors such as, previous late payments, shorter credit history or other derogatory credit patterns that increase the credit risk of the mortgage.

           For additional information regarding the long-term mortgage portfolio refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Note C—Securitized Mortgage Collateral," and "Note D—Mortgages Held-for-Investment" in the accompanying notes to the consolidated financial statements.

Financing

           We primarily finance our mortgage portfolio as follows:

  •
  issuance of securitized mortgage borrowings;

  •
  short-term borrowings under reverse repurchase agreements, prior to securitization via CMOs or REMICs;

  •
  proceeds from the sale of common or preferred stock securities; and

           As we accumulate mortgages we may issue securitized mortgages secured by such mortgages as a means of financing. The decision to issue securitized mortgages is based on our current and future investment needs, market conditions and other factors. Each issue of securitized mortgages is fully payable from the principal and interest payments on the underlying mortgages securing such debt and any cash or other collateral pledged as a condition of receiving the desired rating on the debt. We earn a net interest spread on interest income on mortgages held as securitized mortgage collateral less interest and other expenses associated with the acquisition or origination of the mortgages and with securitized mortgage financing. Net interest spreads may be directly impacted by levels of early prepayment of underlying mortgages and, to the extent each securitized mortgage class has variable rates of interest, may be affected by changes in short-term interest rates or long-term T-Bill rates. Our securitized mortgages typically are structured as adjustable rate securities that are indexed to one-month LIBOR and fixed rate securities with interest payable monthly.

           When we issue securitized mortgages for financing purposes, we seek an investment grade rating for our securitized mortgages by nationally recognized rating agencies. To secure such ratings, it is often necessary to incorporate certain structural features that provide for credit enhancement. This can include the pledge of collateral in excess of the principal amount of the securities to be issued, generally referred to as over collateralization, a bond guaranty insurance policy for some or all of the issued securities, or additional forms of mortgage insurance. The need for additional collateral or other credit enhancements depends upon factors such as the type of collateral provided, the interest rates paid, the geographic concentration of the mortgaged property securing the collateral and other criteria established by the rating agencies. The pledge of additional collateral reduces our capacity to raise additional funds through short-term secured borrowings or additional securitized mortgages, and diminishes the potential expansion of our long-term mortgage portfolio. As a result, our objective is to pledge additional collateral for securitized mortgages only in the amount required to obtain an investment grade rating by nationally recognized rating agencies. Our total loss exposure is limited to total capital invested in the securitized mortgages at any point in time.

           For additional information regarding securitized mortgages refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and "Note J—Securitized mortgage Borrowings" in the accompanying notes to the consolidated financial statements.

           Prior to the issuance of securitized mortgages we use reverse repurchase agreements as short-term financing. A reverse repurchase agreement acts as a financing vehicle under which we effectively pledge our mortgages as collateral to secure a short-term loan. Generally, the other party to the agreement makes the loan in an amount equal to a percentage of the market value of the pledged collateral. At maturity of the reverse repurchase agreement, we are required to pay interest and repay the loan and in return, we receive our collateral. Our borrowing agreements require us to pledge cash, additional mortgages or additional investment securities backed by mortgages in the event the market value of existing collateral declines. We may be required to sell assets to reduce our borrowings to the extent that cash reserves are insufficient to cover such deficiencies in collateral.

           For additional information regarding reverse repurchase agreements refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and "Note I—Reverse Repurchase Agreements" in the accompanying notes to the consolidated financial statements.

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

           To mitigate our exposure to the effect of changing interest rates on cash flows on our adjustable rate securitized mortgage borrowings, we acquire derivatives in the form of interest rate swaps, or "swaps," interest rate cap agreements, or "caps" and interest rate floor agreements, or "floors," collectively, "derivatives." For additional information regarding interest rate risk management activities refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" and "Note Q—Derivative Instruments" in the accompanying notes to the consolidated financial statements.

Mortgage Operations

           The mortgage operations acquire, originate, sell and securitize primarily adjustable rate and fixed rate Alt-A mortgages from correspondents, mortgage bankers and brokers, and retail customers.

           Correspondent Acquisition Channel.    The mortgage operations acquire adjustable rate and fixed rate Alt-A mortgages from its network of third party correspondents on a flow basis (loan-by-loan) or on a bulk basis (pools of multiple mortgages) from approved correspondent mortgage companies. Correspondents originate and close mortgages under the mortgage operations' mortgage programs. Correspondents include savings and loan associations, commercial banks and mortgage bankers. The mortgage operations act as intermediaries between the originators of mortgages that may not meet the guidelines for purchase by Fannie Mae and Freddie Mac and permanent investors in mortgage-backed securities secured by or representing an ownership interest in such mortgages. The mortgage operations also acquire Alt-A mortgages on a bulk basis from approved correspondent sellers that are underwritten to guidelines substantially similar to Alt-A loan programs, but not specific to those of the mortgage operations.

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

           Subprime Origination Channel.    The mortgage operations also originate subprime mortgages through a network of wholesale mortgage brokers and sell its mortgages to third party investors on a whole loan basis. In January 2006, the subprime Wholesale and Retail Origination channels were combined under Impac Lending Group, a division of IFC. As of March 2006, the Company no longer originates subprime residential mortgages through a retail channel.

Marketing Strategy

           In order to accomplish our production objectives, we design and offer mortgage products that we believe are attractive to potential Alt-A borrowers and to end-investors in Alt-A mortgages and mortgage-backed securities. We have historically emphasized and continue to emphasize flexibility in our mortgage product mix as part of our strategy to attract and establish long-term relationships with our correspondents and mortgage bankers and brokers. We also maintain relationships with numerous investors so that we may develop mortgage products that may be of interest to them as market conditions change. In response to the needs of our correspondents, and as part of our strategy to facilitate the sale of our mortgages through the mortgage operations, our marketing strategy offers efficient response time in the purchase process, direct and frequent contact with our correspondents and mortgage bankers and brokers through a trained sales force and flexible commitment programs. Finally, due to the price sensitivity of most homebuyers, we are competitive in pricing our products in order to attract a sufficient numbers of mortgages.

           As part of our strategy to offer our customers technological tools to enhance their businesses, Impac has also created a proprietary macro strategy application system. Launched in May of 2006, Impac Market Analysis,

(iMAP) is a risk-based target marketing tool that analyzes and ranks metropolitan statistical areas (MSA) based on macroeconomic data such as unemployment, home price appreciation and loan delinquencies. iMap ranks each MSA from 1 to 5 with higher scores indicating stronger macroeconomics and expected loan performance. The ranking can change as Impac refreshes the macro data every quarter with forward employment and price appreciation forecasts. iMap enables the Company's correspondent and brokers customers to enter a zip code and receive a comprehensive credit risk analysis for each particular mortgage. The Web-based platform is designed to help Impac's customers to make better marketing decisions, increase loan sales and earn a "master broker" rating from the Company, which in turn rewards them with better pricing on the loans they sell to us.

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

Underwriting

           To facilitate better underwriting and investment decisions, in 2005 Impac created Enterprise Risk Management Group (ERM). The goal of ERM is to integrate analytical technology and statistical data to better evaluate credit and prepayment risk. The Company seeks to utilize its risk based target marketing tools including, iMAP its external proprietary analytical/marketing tool, iSMA its internal profit ranking tool along with the integration of third party products to better access layered risk, optimize pricing and selectively invest in loans. Third party vendors technology allows us to evaluate a property, broker and third party broker correspondent combined with key credit characteristics such as FICO, LTV, CLTV and loan purpose to create a comprehensive risk score. Scores range from 0 to 20, with a 10+ score signifying high risk. HistoryPro is a property based risk score that measures home prices, foreclosure rates and flip activity in a geographic area.

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

Seller Eligibility Requirements

           Mortgages acquired by the mortgage operations are originated by various sellers, including mortgage bankers, savings and loan associations and commercial banks. Sellers are required to meet certain regulatory, financial, insurance and performance requirements established by us before they are eligible to participate in our mortgage purchase programs. Sellers must also submit to periodic reviews to ensure continued compliance with these requirements. Our current criteria for seller participation generally includes a minimum tangible net worth requirement of $250,000, approval as a Fannie Mae or Freddie Mac seller/ servicer in good standing, a Housing and Urban Development, or "HUD," approved mortgagee in good standing or a financial institution that is insured by the Federal Deposit Insurance Corporation, or "FDIC," or comparable federal or state agency, or that the seller is examined by a federal or state authority.

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

Mortgage Acquisitions and Originations

           Mortgages acquired and originated by the mortgage operations are adjustable rate and fixed rate Alt-A mortgages. A portion of Alt-A mortgages that are acquired and originated by the mortgage operations exceed the maximum principal balance for a conforming loan purchased by Fannie Mae or Freddie Mac, which was $417,000 as of December 31, 2006, and are referred to as "jumbo loans." However, we do acquire some Alt-A mortgages with principal balances above $2.0 million. Alt-A mortgages generally consist of mortgages that are acquired and originated in accordance with underwriting or product guidelines that differ from those applied by Fannie Mae and Freddie Mac. Alt-A mortgages may involve greater risk as a result of different underwriting and product guidelines. Additionally, an insignificant portion of mortgages acquired through the mortgage operations are subprime mortgages, which may entail greater credit risks than Alt-A mortgages. Essentially we are not in the subprime business which represented 0.44 percent and 3.8 percent of total acquisitions and originations during 2006 and 2005, respectively.

           Residential mortgages acquired or originated by the mortgage operations are generally secured by first liens and, to a lesser extent, second liens on single-family residential properties with either adjustable rate or fixed rates of interest. FRMs have a constant interest rate over the life of the loan, which is generally 15 or 30 years. The interest rates on ARMs are typically tied to an index, such as the six-month LIBOR, plus a spread and adjust periodically, subject to lifetime interest rate caps and periodic interest rate and payment caps. The initial interest rates on ARMs are typically lower than the average comparable FRM but may be higher than average comparable FRMs over the life of the loan. We acquire and originate mortgages with the following most common loan characteristics, although we may purchase mortgages with other interest rate, prepayment and maturity characteristics:

  •
  Fixed Rate Mortgages (FRMs)–Have original terms to maturity ranging from 15 to 30 years;

  •
  Adjustable Rate Mortgages (ARMs or Non-hybrid ARMs)–Adjust based on one-, three- and six-month LIBOR and one-year LIBOR with terms to maturity ranging from 15 to 30 years;

  •
  Hybrid ARMs–Have two-, three-, five- and seven-year fixed terms with total maturity terms ranging from 15 to 30 years that subsequently adjust to one-, three- and six-month LIBOR and one-year LIBOR;

  •
  Option-ARMs–ARMs that allow the borrower to pay less than the interest due. These mortgages are also referred to as negative amortization loans.

  •
  All of the loan types described above may have an interest only period of 5 to 10 years and terms to maturity of 30 years with a six-month to five-year prepayment penalty period.

           The following table presents the mortgage and commercial operation's acquisitions and originations by loan characteristic for the periods indicated (in thousands):

	For the year ended December 31,
	2006		2005		2004
	Principal Balance	%	Principal Balance	%	Principal Balance	%
Mortgages by Type:
Fixed rate first trust deeds	$2,457,205	20	$2,914,055	13	$1,968,502	9
Fixed rate second trust deeds	602,112	5	1,189,145	5	755,913	3
Adjustable rate first trust deeds:
ARM's (1)	201,883	2	2,776,787	12	3,382,978	15
Hybrid ARM's (1)	6,087,157	48	14,437,507	65	16,105,711	73
Option ARM's (1)(2)	3,176,781	25	838,343	4	-	-

Total adjustable rate first trust deeds	9,465,821	75	18,052,637	81	19,488,689	88
Adjustable rate second trust deeds	35,025	-	154,766	1	-	-

Total adjustable rate first & second trust deeds	9,500,846	75	18,207,403	82	19,488,689	88

Total acquisitions and originations	$12,560,163	100	$22,310,603	100	$22,213,104	100

Mortgages by Channel:
Correspondent acquisitions:
Flow acquisitions	$4,660,717	37	$8,386,911	37	$10,996,260	50
Bulk acquisitions	3,890,116	31	10,659,756	48	8,537,504	38

Total correspondent acquisitions	8,550,833	68	19,046,667	85	19,533,764	88

Wholesale and retail originations	2,970,868	24	2,431,382	11	1,994,569	9
Sub-prime originations (3)	55,060	-	832,554	4	684,771	3

Total mortgage operations	11,576,761	92	22,310,603	100	22,213,104	100

Commercial mortgage operations	983,402	8	-	-	-	-

Total acquisitions and originations	$12,560,163	100	$22,310,603	100	$22,213,104	100

Mortgage by Credit Quality:
Alt-A mortgages (4)	$11,565,512	92	$21,460,424	96	$21,453,383	97
Commercial mortgages (5)	983,402	8	-	-	-	-
Sub-prime mortgages (3)	11,249	-	850,179	4	759,721	3

Total acquisitions and originations	$12,560,163	100	$22,310,603	100	$22,213,104	100

Mortgage by Purpose:
Purchase	$5,795,941	46	$13,469,872	60	$13,373,840	60
Refinance	6,764,222	54	8,840,731	40	8,839,264	40

Total acquisitions and originations	$12,560,163	100	$22,310,603	100	$22,213,104	100

Mortgages with Prepayment Penalty:
With prepayment penalties	$8,605,183	69	$16,071,802	72	$15,965,959	72
Without prepayment penalties	3,954,980	31	6,238,801	28	6,247,145	28

Total acquisitions and originations	$12,560,163	100	$22,310,603	100	$22,213,104	100

(1)
Primarily includes mortgages indexed to one-, three- and six-month LIBOR and one-year LIBOR. Also includes minimal amounts of mortgages indexed to the prime lending rate and constant maturity Treasury index.
(2)
Option-ARMs provide borrowers the ability to pay an amount less than the interest due. As of December 31, 2006, 2005 and 2004, there was $231.3 million $455.5 million, and none, respectively, recorded as option

  ARMs included in mortgages held-for-sale, which had capitalized interest of $206 thousand, zero and zero, respectively. These mortgages were subsequently sold to third party investors on a whole loan basis.

(3)
Subprime mortgages are defined as loans from borrowers whose credit score generally are less than 620 or include other qualitative factors such as, previous late payments, shorter credit history or other derogatory credit patterns that increase the credit risk of the mortgage.
(4)
Alt-A residential mortgages do not qualify as conforming loans as a result of various factors such as documentation, loan balances, and credit scores. All mortgages classified as Alt-A have credit scores greater than or equal to 620.
(5)
On January 1, 2006, we elected to convert Impac Commercial Capital Corporation from a qualified REIT subsidiary to a taxable REIT subsidiary. Therefore, there is no corresponding year over year comparison.

           The percentages below represent the credit scores of the originations during the periods presented below:

	Residential During the years ended			Commercial During the years ended
	December 31, 2006	December 31, 2005	December 31, 2004	December 31, 2006	December 31, 2005 (1)	December 31, 2004 (1)
Percent of Credit Score < 620	2%	4%	6%	2%	0%	1%
Percent of Credit Score 620-650	19%	19%	16%	3%	3%	3%
Percent of Credit Score 651-680	22%	22%	21%	9%	9%	9%
Percent of Credit Score 681-700	15%	15%	15%	13%	14%	20%
Percent of Credit Score 701-720	13%	12%	12%	15%	12%	17%
Percent of Credit Score 721-750	14%	14%	15%	19%	23%	19%
Percent of Credit Score > 750	15%	15%	15%	39%	38%	31%

(1)
These amounts represent the credit scores for commercial loans originated at the REIT.

           Our mortgage acquisition and origination activities focus on those regions of the country where higher volumes of Alt-A mortgages are originated including California, Florida, New York, Colorado, New Jersey, Maryland, Virginia, Illinois, Arizona and Nevada. During the years ended December 31, 2006 and 2005, 54 percent and 54 percent, respectively, of mortgage acquisitions and originations were secured by properties located in California, and 12 percent and 11 percent, respectively, were secured by properties located in Florida.

           Of the $12.6 billion in principal balance of mortgages acquired and originated in 2006, $4.1 billion, or 32.8 percent, were acquired from our top ten correspondents. No individual correspondent, banker or broker accounted for more than 10 percent of the total mortgages acquired and originated by the mortgage operations in 2006.

Securitization and Sales

           After acquiring mortgages from correspondents on a flow or bulk basis and originating mortgages through wholesale and retail channels, the mortgage operations securitize or sell mortgages to permanent investors. The mortgage operations sell much of its ARM and FRM acquisitions to the long-term investment operations at prices comparable to prices available from third party investors at the date of sale.

           During 2006, the mortgage operations sold $5.4 billion in principal balance of mortgages as on balance sheet REMICs to the long-term investment operations, sold $6.3 billion in principal balance of mortgages as whole loan sales and sold $584.8 million in principal balance of mortgages as GAAP sale REMICs to third parties, of which $29.8 million was retained by the long-term investment operations. Additionally, the mortgage operations retained $151.7 million as securitized mortgage collateral, related primarily to residential mortgages repurchased during 2006. Generally, the mortgage operations sell all of its mortgage acquisitions and originations to third party investors as servicing released, which means that it does not retain primary mortgage servicing rights. However, the mortgage operations retain rights as master servicer for its securitizations; see "Master Servicing" below.

           The period of time between when we commit to purchase mortgages and the time we sell or securitize mortgages generally ranges from 15 to 90 days, depending on certain factors, including the length of the purchase commitment period, volume by product type and the securitization process. REMIC securities generally consist of one or more classes of "regular interests" and a single class of "residual interest." The regular interests are tailored to the needs of investors and may be issued in multiple classes with varying maturities, average lives and interest rates. REMICs created by us are structured so that one or more of the classes of securities are rated investment grade by at least one nationally recognized rating agency. The ratings for our REMICs are based upon the perceived credit risk by the applicable rating agency of the underlying mortgages, the structure of the securities and the associated level of credit enhancement. Credit enhancement is designed to provide protection to the security holders in the event of borrower defaults and other losses including those associated with fraud or reductions in the principal balances or interest rates on mortgages as required by law or a bankruptcy court.

           In addition to the cash the mortgage operations receive from the sale of securitization interests, the long-term investment operations typically retain certain interests in the securitization trust. The Company retains the master servicing rights (MSRs) and the residual interest, which may include interest-only securities, subordinated classes of securities and residual securities. The residual securities are associated with prepayment charges on the underlying mortgage loans, cash reserve funds, or an over-collateralization account. Other than interest-only securities, the securities associated with prepayment charges on the underlying mortgage loans, the other residual interests are subordinated and serve as credit enhancement for the more senior securities issued by the securitization trust. We are entitled to receive payment on most of these retained interests only after the third party investors are repaid their investment plus interest and there is excess cash in the securitization trust. Our ability to obtain repayment of our residual interests depends solely on the performance of the underlying mortgage loans. Material adverse changes in performance of the mortgages, including actual credit losses and prepayment speeds which differ from our assumptions, may have a significant adverse effect on the value of these retained interests.

           When we sell loans as whole-loan sales we are required to make customary representations and warranties about the loans to the purchaser. Our whole-loan sale agreements generally require us to repurchase loans if we breach a representation or warranty given to the loan purchaser. In addition, we may be required to repurchase loans as a result of borrower fraud or if a payment default occurs on a mortgage loan shortly after its sale.

Master Servicing

           We retain master servicing rights on substantially all of our Alt-A and commercial mortgage acquisitions and originations that we retain or sell through REMIC securitizations. Our function as master servicer includes collecting loan payments from loan servicers and remitting loan payments, less master servicing fees receivable and other fees, to a trustee or other purchaser for each series of mortgage-backed securities or mortgages master serviced. In addition, as master servicer, we monitor compliance with our servicing guidelines and are required to perform, or to contract with a third party to perform, all obligations not adequately performed by any loan servicer. We may also be required to advance funds or we may cause our loan servicers to advance funds to cover principal and interest payments not received from borrowers depending on the status of their mortgages. We also earn income or incur expense on principal and interest payments we receive from our borrowers until those payments are remitted to the investors in those mortgages. Master servicing fees are generally 0.03 percent per annum on the declining principal balances of the mortgages serviced. At year-end 2006, we master serviced approximately 116,000 mortgages with a principal balance of approximately $31.5 billion.

           The following table presents the amount of delinquent mortgages, both those sold to third parties and those we own, in our master servicing portfolio for the periods indicated (dollars in thousands):

	As of December 31,
	2006		2005		2004
	Principal Balance of Mortgage	% of Master Servicing Portfolio	Principal Balance of Mortgage	% of Master Servicing Portfolio	Principal Balance of Mortgage	% of Master Servicing Portfolio
Loans delinquent for:
60-89 days	$530,706	1.68%	$379,848	1.34%	$205,486	0.72%
90 days and over	563,778	1.79%	265,085	0.93%	87,277	0.31%

Total 60 days and over	1,094,484	3.47%	644,933	2.27%	292,763	1.03%
Foreclosures pending	608,893	1.93%	308,965	1.09%	258,189	0.91%
Bankruptcies pending	80,183	0.25%	50,314	0.18%	23,807	0.08%

Total	$1,783,560	5.66%	$1,004,212	3.53%	$574,759	2.02%

           Included in our master servicing portfolio is $1.4 billion of mortgage loan delinquencies that we own. A table that summarizes mortgages we own that are not performing is located under "Item 7. Management Discussion and Analysis and Results of Operations."

Servicing

           We sell or subcontract all of our servicing obligations to independent third parties pursuant to sub-servicing agreements. We believe that the sale of servicing rights or the selection of third-party sub-servicers is more effective than establishing a servicing department within our mortgage operations. However, part of our responsibility is to continually monitor the performance of servicers or sub-servicers through performance reviews and regular site visits. Depending on our reviews, we may in the future rely on our internal default management group to take an ever more active role to assist servicers or sub-servicers in the servicing of our mortgages. Servicing includes collecting and remitting loan payments, making required advances, accounting for principal and interest, holding escrow or impound funds for payment of taxes and insurance, if applicable, making required inspections of the mortgaged property, contacting delinquent borrowers, and supervising foreclosures and property dispositions in the event of un-remedied defaults in accordance with our guidelines. Servicing fees are charged on the declining principal balances of mortgages serviced. Residential servicing generally ranges from 0.25 percent per annum for FRMs, 0.375 percent per annum for ARMs, 0.50 percent per annum for subprime mortgages and 0.75 percent per annum for services of delinquent loans for properties secured by second liens.

           Commercial servicing generally ranges from 0.25 percent per annum to 0.75 percent for special servicing of delinquent loans. To the extent the mortgage operations finance the acquisition of mortgages with facilities provided by the warehouse lending operations, the mortgage operations pledges mortgages and the related servicing rights to the warehouse lending operations as collateral. As a result, the warehouse lending operations have an absolute right to control the servicing of such mortgages, including the right to collect payments on the underlying mortgages, and to foreclose upon the underlying real property in the case of default. Typically, the warehouse lending operations delegate its right to service the mortgages securing the facility to the mortgage operations.

           The following table presents information regarding our mortgage-servicing portfolio which includes our mortgages held-for-sale and our mortgage portfolio for the periods shown (dollars in millions, except average loan size and number of mortgages serviced):

	For the year ended December 31,
	2006	2005	2004
Beginning servicing portfolio	$2,208.4	$1,690.8	$1,402.1
Add: Loan acquisitions and originations	12,560.2	22,310.6	22,213.1
Less: Servicing transferred and principal repayment (1)	(13,270.3)	(21,793.0)	(21,924.4)

Ending servicing portfolio	$1,498.3	$2,208.4	$1,690.8

Number of loans serviced	5,435	10,892	9,256
Average loan size	$276,000	$203,000	$183,000
Weighted average coupon rate	7.15%	6.39%	6.62%

(1)
Includes the sale of mortgages on a servicing released basis, the sale of servicing rights on mortgages owned and scheduled and unscheduled principal repayments.

Interest Rate Risk Management

           The mortgage operations manage interest rate risk and price volatility on its pipeline of rate-locked mortgage loans, or "mortgage pipeline," during the time it commits to acquire or originate mortgages at a pre-determined rate and the time it sells the mortgage loans. To mitigate interest rate and price volatility risks, the mortgage operations may enter into derivatives. The nature and quantity of derivatives are determined based on various factors, including expected pull-through, price sensitivity, market conditions, and the expected volume of mortgage acquisitions and originations. For additional information regarding interest rate risk management activities refer to

Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" and "Note Q—Derivative Instruments" in the accompanying notes to the consolidated financial statements.

Commercial Operations

           On January 1, 2006, the Company elected to convert Impac Commercial Capital Corporation "ICCC" from a qualified REIT subsidiary to a taxable REIT subsidiary. On June 30, 2006, the Company approved the transfer of ICCC to be a wholly-owned subsidiary of IFC effective January 1, 2006.

           The commercial operations originate commercial mortgages and multi-family mortgages that are primarily hybrid adjustable rate mortgages with initial fixed interest rate periods of two-, three-, five-, seven- and ten-years that subsequently convert to adjustable rate mortgages, with balances that generally range from $500,000 to $5.0 million. Commercial mortgages have interest rate floors, which are the initial start rates; in some circumstances have lockouts and prepayment penalty periods of three-, five-, seven- and ten-years. These mortgages provide greater asset diversification on our balance sheet as commercial mortgage borrowers typically have higher credit scores and typically have lower loan-to-value ratios, or "LTV ratios," and the mortgages have longer average lives than residential mortgages.

           Commercial mortgages include multifamily mortgages and commercial property mortgages ("commercial mortgages"). During 2006, the commercial operations originated $983.4 million in commercial mortgages compared to $798.5 million originated by the REIT in 2005.

Securitization and Sales

           During 2006, the commercial operations sold $526.6 million in principal balance of mortgages as consolidated REMICs to the long-term investment operations, sold $35.0 million in principal balance of commercial mortgages as whole loan sales and sold $240.6 million in principal balance of commercial mortgages as REMICs to third parties. Generally, the commercial operations sell all of its mortgage acquisitions and originations to third party investors as servicing released, which means that it does not retain primary mortgage servicing rights. However, the commercial operations retains rights as master servicer for its securitizations, see "Master Servicing" above.

Warehouse Lending Operations

           The warehouse lending operations provide warehouse lines of credit to affiliated companies and reverse repurchase financing to approved, non-affiliated mortgage bankers, or "non-affiliated clients," some of which are correspondents of the mortgage operations, to finance mortgages during the time from the closing of the mortgages to sale or other settlement with pre-approved investors. The warehouse lending operations rely mainly on the sale or liquidation of the mortgages as a source of repayment. Any claim of the warehouse lending operations as a secured lender in a bankruptcy proceeding may be subject to adjustment and delay. Advances to customers under these facilities are presented on our balance sheet as finance receivables. Terms of non-affiliated clients' repurchase facilities, including the commitment amount, are determined based upon the financial strength, historical performance and other qualifications of the borrower. As of December 31, 2006, the warehouse lending operations had approved facilities to non-affiliated clients of $724.0 million, of which $306.3 million was outstanding, as compared to $691.5 million and $350.2 million, respectively, as of December 31, 2005.

Regulation

           We establish underwriting guidelines that include provisions for inspections and appraisals, require credit reports on prospective borrowers and determine maximum loan amounts. Our mortgage acquisition and origination activities are subject to, among other laws, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, Fair Credit Reporting Act, Fair and Accurate Credit Transaction Act, Fair Housing Act, Gramm-Leach, Bliley Act, Telephone Consumer Protection Act, Can Spam Act, Real Estate Settlement Procedures Act and Home Mortgage Disclosure Act and the regulations promulgated there-under. These laws and regulations, among other things, prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs, prohibit the payment of kickbacks for the referral of business incident to a real estate settlement service, limit payment for settlement services to the reasonable value of the services rendered and goods furnished, restrict the marketing practices we may use to find customers, require us to safeguard non-public information about our customers and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution, price and income level. Our mortgage acquisition and origination activities are also subject to state and local laws and regulations, including state licensing laws, anti-predatory lending laws, and may also be subject to applicable state usury statutes. IFC is an approved Fannie Mae seller/servicer, an approved servicer of Freddie Mac, and an approved Housing and Urban Development "HUD" lender. In addition, IFC is required annually to submit to Fannie Mae, Freddie Mac, and HUD audited financial statements, or the equivalent, according to the financial reporting requirements of each regulatory entity for its sellers/ servicers. IFC's affairs are also subject to examination by Fannie Mae and Freddie Mac at any time to assure compliance with applicable regulations, policies and procedures. Also refer to "Regulatory Risks" under Item 1A. Risk Factors for a further discussion of regulations that may effect our Company.

Competition

           In acquiring and originating Alt-A mortgages and issuing securities backed by such mortgages, we compete with other established mortgage conduit programs, investment banking firms, savings and loan associations, banks, thrift and loan associations, finance companies, mortgage bankers and brokers, insurance companies, other lenders and other entities purchasing mortgage assets. As loan originations diminish, the mortgage industry may experience a consolidation that may reduce the number of current correspondents and independent mortgage bankers and brokers available to the mortgage operations, reducing our potential customer base and resulting in the mortgage operations and commercial operations acquiring and originating a larger percentage of mortgages from a smaller number of customers. In addition, while consolidation continues to occur in the mortgage industry, price competition among competitors can affect the profitability on the sale of mortgage loans or the return on investments, as mortgage lenders are willing to cut their profitability margins to maintain current production levels. Changes of this nature could continue to negatively impact our businesses.

           Mortgage-backed securities issued by the mortgage operations and the long-term investment operations face competition from other investment opportunities available to prospective investors. We face competition in our mortgage operations, commercial operations and warehouse lending operations from other financial institutions, including but not limited to banks and investment banks. Our main competitors include Countrywide Home Loans, IndyMac Bancorp, Inc., Greenpoint Financial Corporation, Residential Funding Corporation, Aurora Loan Services, Inc., Credit Suisse First Boston Corporation and Bear Stearns and Company, Inc.

           Competition can take place on various levels, including convenience in obtaining a mortgage, service, marketing, origination channels and pricing. We depend primarily on correspondents and independent mortgage bankers and brokers for the acquisition and origination of mortgages. These independent mortgage bankers and brokers deal with multiple lenders for each prospective borrower. We compete with these lenders for the independent bankers and brokers' business on the basis of price, service, loan fees, costs and other factors. Our competitors also seek to establish relationships with such bankers and brokers, who are not obligated by contract or otherwise to do business with us. Many of the institutions with which we compete in our mortgage operations, commercial operations, and warehouse lending operations have significantly greater financial resources than we have. However, we can compete effectively with other Alt-A mortgage conduits through our efficient loan purchasing process, flexible purchase commitment options and competitive pricing and by designing Alt-A mortgage programs that suit the needs of our correspondents and their borrowers, which is intended to provide sufficient credit quality to our investors.

           Risk factors, as outlined below, provide additional information related to risks associated with competition in the mortgage banking industry.

Employees

           As of December 31, 2006, we had a total of 827 full-time and part-time employees. Management believes that relations with its employees are good. We are not a party to any collective bargaining agreements.

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

           The long-term investment operations primarily invest in Alt-A and commercial mortgages. The long-term investment operation does not limit the proportion of its assets that may be invested in each type of mortgage.

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

           We may at times and on terms that our Board of Directors deem appropriate:

  •
  Issue senior securities – In 2006 and 2005, we issued an aggregate of 72,800 shares and 71,200 shares, respectively, of our 9.125% Series C Cumulative Redeemable Preferred Stock, par value $0.01 per share, liquidation preference $25.00 per share;

  •
  Borrow money – We finance our operations in large part through the issuance of securitized mortgages and short-term borrowings under reverse repurchase agreements;

  •
  Make loans to other persons – The warehouse lending operations provide financing to affiliated companies and to approved non-affiliated clients, some of which are correspondents of the mortgage operations, to finance mortgages during the time from the closing of the mortgages to their sale or other settlement with pre-approved investors;

  •
  Engage in the purchase and sale of investment – In connection with the issuance of mortgage-backed securities by our mortgage operations in the form of REMICs, our long-term investment operations may retain senior or subordinated securities on a short- or long-term basis;

  •
  Repurchase or otherwise reacquire our shares or other securities in the future – During 2005, we adopted a repurchase plan to repurchase up to 5.0 million shares of our common stock in the open market. As of the date of the filing of this report, we have repurchased 104,300 shares of common stock; and

  •
  Issue common stock and other securities – During 2006 we did not issue any equity securities other than the preferred Series C described above. During 2005 and 2004, we issued an aggregate of 363,700 shares and 18.4 million shares of common stock, respectively. During 2005, we formed four wholly-owned trust subsidiaries for the purposes of issuing an aggregate of $96.3 million of trust preferred securities.

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

           During 2006, we tightened our underwriting guidelines, which we believe significantly decreased our loan production and resulted in a change in the product concentration of our acquisitions and originations to primarily longer duration and higher credit quality loans.

ITEM 1.A. RISK FACTORS

           Some of the following risk factors relate to a discussion of our assets. For additional information on our asset categories refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Note B—Mortgages Held-for-Sale," "Note C—Securitized Mortgage Collateral," "Note D—Mortgages Held-for-Investment," and "Note E—Allowance for Loan Losses" in the accompanying notes to the consolidated financial statements.

Risks Related To Our Businesses

We face risks related to our recent accounting restatements.

           On February 23, 2007, we reported that we had discovered accounting errors in previously reported Consolidated Statements of Operations and Comprehensive Earnings. These errors related to the presentation of deferred charge as a non-interest expense amount compared to the restated presentation as a component of income tax expense. We also reported restated amounts in the Consolidated Statements of Cash Flows to eliminate certain non-cash items related to intercompany transactions and the redesignation of loans from held-for-sale to held-for-investment. We present these corrections in the 2006 consolidated financial statements included in this report.

           Furthermore, on July 22, 2004, we publicly announced that we had discovered accounting inaccuracies in previously reported financial statements. As a result, following consultation with our auditors, we decided to restate our financial statements for the three months ended March 31, 2004 and 2003, the three and six months ended June 30, 2003, the three and nine months ended September 30, 2003 and for each of the years ended December 31, 2003, 2002 and 2001. The restatements related to a correction to our revenue recognition policy with respect to the cash sales of mortgage servicing rights to unrelated third parties when the mortgage loans are retained, our accounting for derivatives and interest rate risk management activities, the accounting for loan purchase commitments as derivatives and selected elimination entries to consolidate IFC with that of IMH. We corrected a clerical error in the calculation of earnings per share for the six months ended June 30, 2004.

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

           Effective internal control over financial reporting and disclosure controls and procedures are necessary for us to provide reliable financial reports and effectively prevent fraud and operate successfully as a public company. Any failure to develop or maintain effective internal control over financial reporting and disclosure controls and procedures could harm our reputation or operating results, or cause us to fail to meet our reporting obligations. We cannot be certain that our efforts to improve our internal control over financial reporting and disclosure controls and procedures will be successful or that we will be able to maintain adequate controls over our financial processes and reporting in the future. Any failure to develop or maintain effective controls or difficulties encountered in their implementation or other effective improvement of our internal control over financial reporting and disclosure controls and procedures could harm our operating results, or cause us to fail to meet our reporting obligations. If we are unable to adequately establish our internal control over financial reporting, our external auditors will not be able to issue an unqualified opinion on the effectiveness of our internal control over financial reporting. Due to the reported material weakness in management's assessment of our internal control over financial reporting and the conclusion that our internal control over financial reporting is not effective as of December 31, 2006, our external auditors issued an adverse opinion on the effectiveness of our internal control over financial reporting. In the past, we have reported, and may discover in the future, material weaknesses in our internal control over financial reporting.

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

           Recently, the subprime sector of the mortgage industry has been experiencing difficulties with greater credit and mortgage losses resulting from a decline in real estate value and rising interest rates. As a result, certain subprime lenders have been unable to obtain further financing and may not be able to satisfy outstanding debt obligations. The decline in the subprime mortgage industry and the failure of subprime mortgage lenders may also effect the Alt-A mortgage industry with increased delinquencies and the inability to obtain further financing. This may result in a reduction of our mortgage originations and acquisitions and reduce or eliminate the liquidity currently available to us to fund our operations.

Representations and warranties made by us in our loan sales and securitizations may subject us to liability.

           In connection with our loan sales to third parties and our securitizations, we transfer mortgages acquired and originated by us to the third parties or into a trust in exchange for cash and, in the case of a securitized mortgage, residual certificates issued by the trust. The trustee or purchaser will have recourse to us with respect to the breach of the standard representations and warranties made by us at the time such mortgages are transferred. While we may have recourse to our customers for any such breaches, there can be no assurance of our customers' abilities to honor their respective obligations. Also, we engage in bulk whole loan sales pursuant to agreements that generally provide for recourse by the purchaser against us in the event of a breach of one of our representations or warranties, any fraud or misrepresentation during the mortgage origination process, or upon early default on such mortgage. We attempt to limit the potential remedies of such purchasers to the potential remedies we receive from the customers from whom we acquired or originated the mortgages. However, in some cases, the remedies available to a purchaser of mortgages from us may be broader or extend longer than those available to us against the sellers of the mortgages and should a purchaser enforce its remedies against us, we are not always able to enforce whatever remedies we have against our customers. Furthermore, if we discover, prior to the sale or transfer of a loan, that there is any fraud or misrepresentation with respect to the mortgage and the originator fails to repurchase the mortgage, then we may not be able to sell the mortgage or we may have to sell the mortgage at a discount.

           In the ordinary course of our business, we may be subject to claims made against us by borrowers, purchasers of our loans, and trustees in our securitizations arising from, among other things, losses that are claimed to have been incurred as a result of alleged breaches of fiduciary obligations, misrepresentations, errors and omissions of our employees, officers and agents (including appraisers), incomplete documentation and our failure to comply with various laws and regulations applicable to our business. Any claims asserted against us may result in legal expenses or liabilities that could have a material adverse effect on our results of operations or financial condition.

Our use of second mortgages exposes us to greater credit risks.

           Our security interest in the property securing second mortgages is subordinated to the interest of the first mortgage holder and typically the second mortgages have a higher combined LTV ratio than do the first mortgages. If the borrower experiences difficulties in making senior lien payments or if the value of the property is equal to or less than the amount needed to repay the borrower's obligation to the first mortgage holder upon foreclosure, our second mortgage loan may not be repaid.

Competition for mortgages is intense and may adversely affect our operations.

           We compete in acquiring and originating Alt-A and commercial mortgages and issuing mortgage-backed securities with other mortgage conduit programs, investment banking firms, savings and loan associations, banks, thrift and loan associations, finance companies, mortgage bankers and brokers, insurance companies, other lenders, and other entities purchasing mortgage assets.

           We also face intense competition from Internet-based lending companies where entry barriers are relatively low. Some of our competitors are much larger than we are, have better name recognition than we do, and have far greater financial and other resources. Government-sponsored entities, in particular Fannie Mae and Freddie Mac, are also expanding their participation in the Alt-A mortgage industry. These government-sponsored entities have a size and cost-of-funds advantage over us that allows them to price mortgages at lower rates than we are able to offer. This phenomenon may seriously destabilize the Alt-A mortgage industry. In addition, if as a result of what may be less-conservative, risk-adjusted pricing, these government-sponsored entities experience significantly higher-than-expected losses, it would likely adversely affect overall investor perception of the Alt-A and subprime mortgage industry because the losses would be made public due to the reporting obligations of these entities.

           The intense competition in the Alt-A, subprime and commercial mortgage industry has also led to rapid technological developments, evolving industry standards and frequent releases of new products and enhancements. As mortgage products are offered more widely through alternative distribution channels, such as the Internet, we may be required to make significant changes to our current retail and wholesale structure and information systems to compete effectively. Our inability to continue enhancing our current Internet capabilities, or to adapt to other technological changes in the industry, could have a material adverse effect on our business, financial condition, liquidity and results of operations.

           The need to maintain mortgage loan volume in this competitive environment creates a risk of price competition in the Alt-A, subprime and Commercial mortgage industry. Competition in the industry can take many forms, including interest rates and costs of a loan, less stringent underwriting standards, convenience in obtaining a loan, customer service, amount and term of a loan and marketing and distribution channels. Our failure to maintain our customer service levels may affect our ability to effectively compete in the mortgage industry. Price competition would lower the interest rates that we are able to charge borrowers, which would lower our interest income and/or our gain on sale of mortgage loans. Price-cutting or discounting reduces profits and will depress earnings if sustained for any length of time. If our competition uses less stringent underwriting standards we will be pressured to do so as well, resulting in greater loan risk without being able to price for that greater risk. Our competitors may lower their underwriting standards to increase their market share. If we do not relax underwriting standards in the face of competition, we may lose market share. Increased competition may also reduce the volume of our loan originations and acquisitions. Any increase in these pricing and credit pressures could have a material adverse effect on our business, financial condition, liquidity and results of operations.

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

  •
  the narrowing of spread expected by institutional investors on securitization interests over the prevailing Treasury rate; and

  •
  market uncertainty.

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

           Some of our reverse repurchase agreements contain numerous representations, warranties and covenants, including requirements to maintain a certain minimum net worth, to maintain minimum equity ratios, to maintain our REIT status, and other customary debt covenants. Events of default under these facilities include material breaches of representations and warranties, failure to comply with covenants, material adverse effects upon or changes in our business, assets, or financial condition, and other customary matters. Events of default under certain of our facilities also include termination of our status as servicer with respect to certain securitized loan pools and failure to maintain profitability over consecutive quarters. If we were unable to make the necessary representations and warranties at the time we need financing or satisfy, or obtain waivers from, the continuing covenants, we would not have sufficient liquidity to fund our current operations.

Increased levels of early prepayments of mortgages may accelerate our amortization expenses and decrease our net interest income.

           Mortgage prepayments generally increase on our ARMs when fixed mortgage interest rates fall below the then-current interest rates on outstanding ARMs or fully indexed ARMs. Prepayments on mortgages are also affected by the terms and credit grades of the mortgages, their interest rate reset date, conditions in the financial markets, housing appreciation and general economic conditions. If we acquire mortgages at a premium and they are subsequently prepaid, we must expense the unamortized premium at the time of the prepayment. We could possibly lose the opportunity to earn interest at a higher rate over the expected life of the mortgage. Also, if prepayments on mortgages increase when interest rates are declining, our net interest income may decrease if we cannot reinvest the prepayments in mortgage assets with comparable net interest margins. If prepayment rates differ from our projections, we may experience a change in net earnings due to a change in the ratio of derivatives to the related mortgages. This may result in a reduction of cash flows from our mortgage loans net of financing costs as we have a higher percentage of derivative costs related to these mortgages than originally projected.

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

           Our operations, as a mortgage loan acquirer and originator, an investor in mortgage loans or a warehouse lender, may be adversely affected by rising and falling interest rates. Interest rates have been historically low over the past few years; however increases in interest rates may discourage potential borrowers from refinancing mortgages, borrowing to purchase homes or seeking second mortgages. For example, during 2006, the Federal Reserve Bank increased short-term rates a total of 100 basis points. This has decreased the amount of mortgages available to be acquired or originated by our mortgage operations and has decreased the demand for repurchase financing provided by our warehouse lending operations, which adversely affects our operating results if we are not able to commensurately increase our market share. If short-term interest rates exceed long-term interest rates, there is a higher risk of increased loan prepayments, as borrowers may seek to refinance their fixed and adjustable rate mortgages at lower long-term fixed interest rates. Increased loan prepayments could lead to a reduction in the number of mortgages in our long-term mortgage portfolio and reduce our net interest income. Rising interest rates may also increase delinquencies, foreclosures and losses on our adjustable rate mortgages.

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

           If we are unable to sell a sufficient number of mortgages at a premium or profitably securitize a significant number of our mortgages in a particular financial reporting period, then we could experience lower net earnings or a loss for that period, which could have a material adverse affect on our operations. We cannot assure you that we will be able to continue to profitably securitize or sell our mortgages on a whole loan basis, or at all.

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

           The United States economy has undergone in the past and may in the future, undergo, a period of economic slowdown, which some observers view as a recession. An economic downturn or a recession may have a significant adverse impact on our operations and our financial condition. For example, a reduction in new mortgages may adversely affect our ability to maintain or expand our long-term mortgage portfolio, our principal means of generating earnings. In addition, a decline in new mortgage activity may likely result in reduced activity for our warehouse lending operations and our long-term investment operations. In the case of our mortgage operations, a decline in mortgage activity may result in fewer mortgages that meet its criteria for purchase and securitization or sale, thus resulting in a reduction in interest income and fees and gain on sale of mortgages. We may also experience larger than previously reported losses on our long-term mortgage portfolio due to a higher level of defaults or foreclosures or higher loss rates on our mortgages.

We may experience reduced net earnings or losses if our liabilities re-price at different rates than our assets.

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

           Additionally, the rates paid on our borrowings and the rates received on our assets may be based upon different indices. Our long-term mortgage portfolio includes mortgages that are one-, three- and six-month LIBOR and one-year LIBOR hybrid ARMs. These are mortgages with fixed interest rates for an initial period of time, after which they begin bearing interest based upon short-term interest rate indices and adjust periodically. We generally fund mortgages with adjustable interest rate borrowings having interest rates that are indexed to short-term interest rates, typically one-month LIBOR, and adjust periodically at various intervals. During 2006 and 2005, borrowing costs on adjustable rate securitized mortgage borrowings, which are tied to one month LIBOR and reprice monthly without limitation, rose at a faster pace than coupons on LIBOR ARMs securing securitized mortgage borrowings, which generally reprice every six months with limitation. To the extent that there is an increase in the interest rate index used to determine our adjustable interest rate borrowings and it increases faster than the indices used to determine the rates on our assets (i.e., the increase is not offset by a corresponding increase in the rates at which interest accrues on our assets) or is not offset by various cash payments on interest rate derivatives that we have in place at any given time, our net earnings will decrease or we will have net losses.

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

           To mitigate interest rate risks associated with our mortgage and long-term investment operations, we enter into transactions designed to limit our exposure to interest rate risks. To mitigate the interest rate risks associated with adjustable rate borrowings, we attempt to match the interest rate sensitivities of our ARMs with the associated financing liabilities. Management determines the nature and quantity of derivative transactions based on various factors, including market conditions and the expected volume of mortgage acquisitions. While we believe that we properly manage our interest rate risk on an economic and tax basis, we have elected not to achieve hedge accounting, as established by the Financial Accounting Standards Board, or FASB," under the provisions of Statement of Financial Accounting Standards No. 133, or "SFAS 133," for our interest rate risk management activities in our financial statements. The effect of not applying hedge accounting means that our interest rate risk management activities may result in significant volatility in our quarterly net earnings as interest rates go up or down. It is possible that there will be periods during which we will incur losses on derivative transactions that may result in net losses, as was the case in 2001 after the restatement of our consolidated financial statements, and for the three months ended June 30, 2005, September 30, 2006, and December 31, 2006 and the year ended December 31, 2006. In addition, if the counter parties to our derivative transactions are unable to perform according to the terms of the contracts, we may incur losses. Our derivative transactions may not offset the risk of adverse changes in our net interest margins.

To maintain REIT status, we must follow certain rules and meet certain tests. In doing so, our flexibility to manage our operations may be reduced. For instance:

  •
  Because we must distribute the majority of our earnings to shareholders in the form of dividends, we have a limited amount of capital available to internally fund our growth.

  •
  If we make frequent asset sales to persons deemed customers, we could be viewed as a "dealer," and thus subject to 100% prohibited transaction taxes or other entity level taxes on income from such transactions.

  •
  Compliance with the REIT income and asset rules may limit the type or extent of hedging that we can undertake.

  •
  Our ability to own non-real estate related assets and earn non-real estate related income is limited. Our ability to own equity interests in other entities is limited. If we fail to comply with these limits, we may be forced to liquidate assets on short notice on unfavorable terms to maintain our REIT status.

  •
  The need to comply with the REIT gross income and asset tests may cause us to acquire assets that are qualifying real estate assets for purposes of the REIT requirements that are not part of our overall business strategy and might not otherwise be the best investment alternative for us.

  •
  Our ability to invest in taxable subsidiaries is limited under the REIT rules. Maintaining compliance with this limit could require us to constrain the growth of our taxable REIT subsidiaies in the future.

  •
  Meeting minimum REIT dividend distribution requirements could reduce our liquidity. We may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Earning non-cash REIT taxable income could necessitate our selling assets, incurring debt, or raising new equity in order to fund dividend distributions.

  •
  In order to avoid the 100% prohibited transactions tax, which are transactions that are sales or other dispositions of property, other than foreclosure property, but including any mortgage loans, held in inventory primarily for sale to customers in the ordinary course of business, we may choose not to engage in certain sales of loans other than through a taxable REIT subsidiary, and may limit the structures we utilize for our securitization transaction even though such sales or structures might otherwise be beneficial for us. In addition, this prohibition may limit our ability to restructure our investment portfolio of mortgage-related assets from time to time even if we believe that it would be in our best interest to do so.

We may be subject to losses on mortgages for which we do not obtain credit enhancements.

           We do not obtain credit enhancements such as mortgage pool or special hazard insurance for all of our mortgages and investments. Generally, we require mortgage insurance on any mortgage with an LTV ratio greater than 80 percent. During the time we hold mortgages for investment, we are subject to risks of borrower defaults and bankruptcies and special hazard losses that are not covered by standard hazard insurance. If a borrower defaults on a mortgage that we hold, we bear the risk of loss of principal to the extent there is any deficiency between the value of the related mortgaged property and the amount owing on the mortgage loan and any insurance proceeds available to us through the mortgage insurer. In addition, since defaulted mortgages, which under our financing arrangements are mortgages that are generally 60 to 90 days delinquent in payments, may be considered ineligible collateral under our borrowing arrangements, we could bear the risk of being required to own these mortgages without the use of borrowed funds until they are ultimately liquidated or possibly sold at a loss.

Our mortgage products may expose us to greater credit risks.

           We are an acquirer and originator of Alt-A mortgages and commercial loans. These are mortgages that generally may not qualify for purchase by government-sponsored agencies such as Fannie Mae and Freddie Mac. Our operations may be negatively affected due to our investments in these mortgages. Credit risks associated with these mortgages may be greater than those associated with conforming mortgages. The interest rates we charge on these mortgages are often higher than those charged for conforming loans in order to compensate for the higher risk and lower liquidity. Lower levels of liquidity may cause us to hold loans or other mortgage-related assets supported by these loans that we otherwise would not hold. By doing this, we assume the potential risk of increased delinquency rates and/or credit losses as well as interest rate risk. Additionally, the combination of different underwriting criteria and higher rates of interest leads to greater risk, including higher prepayment rates and higher delinquency rates and/or credit losses. We also have interest only and option-ARM loan programs that allow a borrower to pay only the stated interest or less than the stated interest, respectively, attributable to their loan for a set period of time. If there is a decline in real estate values borrowers may default on these types of loans since they have not reduced their principal balances, which, therefore, could exceed the value of their property. In addition, a reduction in property values would also cause an increase in the LTV ratio for that loan which could have the effect of reducing the value of that loan.

           There has been an increase in production of our loan product which is characterized as "interest only" and option-ARM loans. There have been recent announcements by federal regulators concerning interest-only loan programs, option-ARM loan programs and other ARM loans with deeply discounted initial rates and/or negative amortization features. There is increasing public policy debate focused on the rapid increase in the use of loans with interest-only features that require no amortization of principal for a protracted period or loans with potential negative amortization features, such as option payment ARMs. Already one rating agency (Standard & Poors) has required greater credit enhancements for securitization pools that are backed by option-ARMs. Although we are not including this product in our securitizations, these changes could make the product less available as financing options and hence this could have a material affect on the value of such products.

Our commercial mortgages may expose us to increased lending risks.

           Generally, we consider commercial mortgages to involve a higher degree of risk compared to first mortgages on one- to four-family, owner occupied residential properties. These mortgages have higher risks than mortgages secured by residential real estate because repayment of the mortgages often depends on the successful operations and the income stream of the borrowers. Furthermore, commercial mortgages typically involve larger mortgage balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgages.

Lending to non-conforming borrowers may expose us to a higher risk of delinquencies, foreclosures and losses.

           Our market includes borrowers who may be unable to obtain mortgage financing from conventional mortgage sources. Mortgages made to such borrowers generally entail a higher risk of delinquency and higher losses than mortgages made to borrowers who utilize conventional mortgage sources. Delinquency, foreclosures and losses generally increase during economic slowdowns or recessions. The actual risk of delinquencies, foreclosures and losses on mortgages made to our borrowers could be higher under current economic conditions than those in the past.

           Further, any material decline in real estate values increases the LTV ratios of mortgages previously made by us, thereby weakening collateral coverage and increasing the possibility of a loss in the event of a borrower default. Any sustained period of increased delinquencies, foreclosures or losses after the mortgages are sold could adversely affect the pricing of our future loan sales and our ability to sell or securitize our mortgages in the future. In the past, certain of these factors have caused revenues and net earnings of many participants in the mortgage industry, including us, to fluctuate from quarter to quarter. Concerns of current real estate value declining may affect our ability to sell or securitize mortgages.

Our borrowings and use of substantial leverage may cause losses.

Our use of securitized mortgages may expose our operations to credit losses.

           To grow our long-term mortgage portfolio, we borrow a substantial portion of the market value of substantially all of our investments in mortgages in the form of securitized mortgages. There are no limitations on the amount of securitized mortgage borrowings we may incur, other than the aggregate value of the underlying mortgages. We currently use securitized mortgages as financing vehicles to increase our leverage since mortgages held for securitized mortgage collateral are retained for investment.

           Retaining mortgages as collateral for securitized mortgages exposes our operations to greater credit losses than does the use of other securitization techniques that are treated as sales because as the equity holder in the security, we are allocated losses from the liquidation of defaulted loans first, prior to any other security holder. Although our liability under a collateralized mortgage obligation is limited to the collateral used to create the collateralized mortgage obligation, we generally are required to make a cash equity investment to fund collateral in excess of the amount of the securities issued in order to obtain the appropriate credit ratings for the securities being sold, and therefore obtain the lowest interest rate available, on the securitized mortgages. If we experience greater credit losses than expected on the pool of loans subject to the securitized mortgage, the value of our equity investment will decrease and we may have to increase the allowance for loan losses on our financial statements.

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

           We have pledged a substantial portion of our assets to secure the repayment of securitized mortgage borrowings issued in securitizations and our financing facilities. We will also pledge substantially all of our current and future mortgages to secure borrowings pending their securitization or sale. The cash flows we receive from our investments that have not yet been distributed or pledged or used to acquire mortgages or other investments may be the only unpledged assets available to our unsecured creditors if we were liquidated.

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

           As a result of less favorable economic conditions and an increase in the number of borrower defaults and fraudulently obtained loans, we have tightened our mortgage loan lending and purchase requirements and the processes we undergo to document loans. There may be fewer borrowers and loans that qualify under these revised standards, and we may face increased competition from lenders and loan purchasers with less rigorous standards. As a result, our loan origination and purchase volumes may decline. A decline in our loan origination or purchase volumes would decrease the volume of assets available to us for sale or securitization, which could adversely affect our results of operations and financial condition.

We are a defendant in purported class action lawsuits and may not prevail in these matters.

           Class action lawsuits and regulatory actions alleging improper marketing practices, abusive loan terms and fees, disclosure violations, improper yield spread premiums and other matters are risks faced by all mortgage originators, particularly those in the Alt-A and subprime market. We are a defendant in purported class actions pending in different states. The class actions allege generally that the loan originator improperly charged fees in violation of various state lending or consumer protection laws in connection with mortgages that we acquired. Although the suits are not identical, they generally seek unspecified compensatory damages, punitive damages, pre- and post-judgment interest, costs and expenses and rescission of the mortgages, as well as a return of any improperly collected fees.

           Since January 10, 2006, several purported class action complaints have been filed against us and our executive officers and certain directors. The complaints, which are brought on behalf of persons who acquired common stock during the period of May 13, 2005 through August 9, 2005, generally allege violations of the federal securities laws due to allegedly false and misleading statements or omissions, related to the Company's financial condition and future prospects. Since February 1, 2006 derivative shareholder actions have also been filed against certain of our officers and certain directors alleging breach of fiduciary duty, abuse of control, unjust enrichment and other related claims.

           We may incur defense costs and other expenses in connection with the class action lawsuits, and we cannot assure you that the ultimate outcome of these or other actions will not have a material adverse effect on our financial condition or results of operations. In addition to the expense and burden incurred in defending this litigation and any damages that we may suffer, our management's efforts and attention may be diverted from the ordinary business operations in order to address these claims. If the final resolution of this litigation is unfavorable to us, our financial condition, results of operations and cash flows might be materially adversely affected if our existing insurance coverage is unavailable or inadequate to resolve the matters.

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

           Substantially all of our operations are located in Irvine, California. Our systems and operations are vulnerable to damage and interruption from fire, flood, telecommunications failure, break-ins, earthquake and similar events. Our operations may also be interrupted by power disruptions, including rolling black-outs implemented in California due to power shortages. We do not have alternative power sources in all of our locations. Furthermore, our security mechanisms may be inadequate to prevent security breaches to our computer systems, including from computer viruses, electronic break-ins and similar disruptions. Such security breaches or operational failures could expose us to liability, impair our operations, result in losses, and harm our reputation.

A material difference between the assumptions used in the determination of the value of our residual interests and our actual experience would cause us to write down the value of these securities and could harm our financial position.

           Our REMIC securitizations, such as ISAC REMIC 2005-2, ISAC REMIC 2006-1, ISAC REMIC 2006-3, ISAC REMIC 2006-4, ISAC REMIC 2006-5, in some instances may be treated as a sale for tax purposes but treated as a secured borrowing for GAAP purposes and consolidated in the financial statements due to the retention of residual interests in the REMICs. The residual interest represents the remainder of the cash flows from the mortgage loans, including, in some instances, reinvestment income, over the amounts required to be distributed to regular interests. As of December 31, 2006, the tax basis value of our residual interests from securitization transactions was $223.8 million. Investments in residual interest and subordinated securities are much riskier than investments in senior mortgage-backed securities because these subordinated securities bear all credit losses prior to the related senior securities. The risk associated with holding residual interest and subordinated securities is greater than holding the underlying mortgage loans directly due to the concentration of losses attributed to the subordinated securities. The value of residual interests represents the present value of future cash flows expected to be received by us from the excess cash flows created in the securitization transaction. In general, future cash flows are estimated by taking the coupon rate of the loans underlying the transaction less the interest rate paid to the investors, less contractually specified servicing and trustee fees, and after giving effect to estimated prepayments and credit losses. We estimate future cash flows from these securities and value them utilizing assumptions based in part on projected discount rates, delinquency, mortgage loan prepayment speeds and credit losses. It is extremely difficult to validate the assumptions we use in valuing our residual interests. Even if the general accuracy of the valuation model is validated, valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships which drive the results of the model. Such assumptions are complex as we must make judgments about the effect of matters that are inherently uncertain. If our actual experience differs from our assumptions, we would be required to reduce the value of these securities. Furthermore, if our actual experience differs materially from these assumptions, our cash flow, financial condition, results of operations and business prospects may be harmed, including an adverse affect on the amount of dividend payments that are made on our common stock.

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

           Similarly, it is possible borrowers may assert that the loan forms we use or acquire, including forms for "interest-only" and "option-ARM" loans for which there is little standardization or uniformity, fail to properly describe the transactions they intended, or that our forms fail to comply with applicable consumer protection statutes or other federal and state laws. This could result in liability for violations of certain provisions of federal and state consumer protection laws and our inability to sell the loans and our obligation to repurchase the loans or indemnify the purchasers.

New regulatory laws affecting the mortgage industry may increase our costs and decrease our mortgage origination and acquisition.

           The regulatory environments in which we operate have an impact on the activities in which we may engage, how the activities may be carried out, and the profitability of those activities. Therefore, changes to laws, regulations or regulatory policies can affect whether and to what extent we are able to operate profitably. For example, recently enacted and proposed local, state and federal legislation targeted at predatory lending could have the unintended consequence of raising the cost or otherwise reducing the availability of mortgage credit for those potential borrowers with less than prime-quality credit histories, thereby resulting in a reduction of otherwise legitimate Alt-A or subprime lending opportunities. Similarly, recently enacted and proposed local, state and federal privacy laws and laws prohibiting or limiting marketing by telephone, facsimile, email and the Internet may limit our ability to market and our ability to access potential loan applicants. For example, the Can Spam Act of 2003 establishes the first national standards for the sending of commercial email allowing, among other things, unsolicited commercial email provided it contains certain information and an opt-out mechanism. We cannot provide any assurance that the proposed laws, rules and regulations, or other similar laws, rules or regulations, will not be adopted in the future. Adoption of these laws and regulations could have a material adverse impact on our business by substantially increasing the costs of compliance with a variety of inconsistent federal, state and local rules, or by restricting our ability to charge rates and fees adequate to compensate us for the risk associated with certain loans.

           Some states and local governments and the Federal government have enacted, or may enact, laws or regulations that prohibit inclusion of some provisions in mortgage loans that have mortgage rates or origination costs in excess of prescribed levels, and require that borrowers be given certain disclosures prior to the consummation of such mortgage loans. Our failure to comply with these laws could subject us to monetary penalties and could result in the borrowers rescinding the mortgage loans, whether held by us or subsequent holders. Lawsuits have been brought in various states making claims against assignees of these loans for violations of state law. Compliance with some of these restrictions requires lenders to make subjective judgments, such as whether a loan will provide a "net tangible benefit" to the borrower. These restrictions expose a lender to risks of litigation and regulatory sanction no matter how carefully a loan is underwritten and impact the way in which a loan is underwritten. The remedies for violations of these laws are not based solely on actual harm to the consumer and can result in damages that exceed the loan balance. Liability for violations of HOEPA, as well as violations of many of the state and local equivalents, could extend not only to us, but to our secured warehouse lenders, institutional loan purchasers, securitization trusts that hold our loans and other assignees, regardless of whether such assignee knew of or participated in the violation.

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

           The mortgage brokers and correspondents from which we obtain mortgages have parallel and separate legal obligations to which they are subject. While these laws may not explicitly hold the originating lenders or an acquirer of the loan responsible for the legal violations of mortgage bankers and brokers, increasingly federal and state agencies have sought to impose such liability. Previously, for example, the United States Federal Trade Commission, or "FTC," entered into a settlement agreement with a mortgage lender where the FTC characterized a broker that had placed all of its loan production with a single lender as the "agent" of the lender; the FTC imposed a fine on the lender in part because, as "principal," the lender was legally responsible for the mortgage broker's unfair and deceptive acts and practices. The United States Justice Department, various state attorney generals, and other state officials have sought to hold subprime mortgage lenders responsible for the pricing practices of their mortgage bankers and brokers, alleging that the mortgage lender was directly responsible for the total fees and charges paid by the borrower under the Fair Housing Act even if the lender neither dictated what the mortgage banker could charge nor kept the money for its own account. Accordingly, we may be subject to fines or other penalties based upon the conduct of our independent mortgage bankers, brokers or correspondents.

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

           In order to qualify for this exemption we must maintain at least 55 percent of our assets directly in mortgages, qualifying pass-through certificates and certain other qualifying interests in real estate. Our ownership of certain mortgage assets may be limited by the provisions of the Investment Company Act, should we ever be subject to the Act. If the SEC adopts a contrary interpretation with respect to these securities or otherwise believes we do not satisfy the above exception, we could be required to restructure our activities or sell certain of our assets. To insure that we continue to qualify for the exemption we may be required at times to adopt less efficient methods of financing certain of our mortgage assets and we may be precluded from acquiring certain types of higher-yielding mortgage assets. The net effect of these factors will be to lower our net interest income. If we fail to qualify for exemption from registration as an investment company, our ability to use leverage would be substantially reduced, and we would not be able to conduct our business as described. Our business will be materially and adversely affected if we fail to qualify for this exemption.

Regulation AB may create additional liabilities, costs and restrictions for our business.

           On December 15, 2004, the Securities and Exchange Commission (SEC) approved the final regulations covering the registration, disclosure, communications, and reporting requirements for asset-backed securities ("Regulation AB"), which became effective January 1, 2006. The new rules contain several new disclosure requirements, including requirements to provide historical financial data with respect to either prior securitized pools of the same asset class or prior originations and information with respect to the background, experience and roles of the various transaction parties, including those involved in the origination, sale or servicing of the loans in the securitized pool. Moreover, annual assessments of compliance with enhanced servicing criteria by servicers and attestation reports from an independent registered public accounting firm must be obtained with respect to securitized pools of our mortgage loans.

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

The federal banking agencies' final guidance on nontraditional mortgage products may affect our ability to originate, buy or sell certai nontraditional mortgage loans.

           On October 4, 2006, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Office of Thrift Supervision, and the National Credit Union Administration issued their final "Interagency Guidance on Nontraditional Mortgage Product Risks" (the "Guidance"). Nontraditional mortgage products are those which allow borrowers to defer payment of principal and sometimes interest. They include what are commonly referred to as "option-ARM" loans and interest-only loans. While we are not subject to regulation by these agencies or to the Guidance, it is possible the Guidance may have an adverse effect on our ability to buy, sell or securitize certain loans covered by the Guidance. However, some states regulatory agencies have and are adopting the guidance thereby making it applicable to us in certain circumstances. Further, this may also make it applicable to entities who sell loans to us or purchase loans from us. As a result, the Guidance may also negatively affect our loan origination volume and loan sales. It is also possible that the Guidance, or certain provisions within it, may be adopted as laws or used as guidance by federal, state or local agencies and that those laws or guidance may be applied to us.

           The Guidance addresses the portfolio risks and consumer protection issues that the federal agencies believe investors and lenders face when making or investing in nontraditional mortgage loans. As a matter of portfolio risk management, the Guidance warns applicable financial institutions that loan terms should be analyzed to ensure a manageable risk level, utilizing sound underwriting standards including an evaluation of factors that may compound the risk, such as reduced documentation programs and the use of second lien mortgages. The analysis of repayment ability "should avoid over-reliance on credit scores as a substitute for income verification in the underwriting process" and should include an analysis of the borrower's ability to make the payment when it increases to include amortization of the loan.

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

           While not directly applicable to us in all cases, the Guidance may affect our ability to make, buy or sell the nontraditional loans covered by the Guidance. Further, the Guidance is instructive of the regulatory climate concerning those loans and has been and may be adopted in whole or part by other agencies that regulate us. The Guidance reports that the Conference of State Bank Supervisors ("CSBS") and the State Financial Regulators Roundtable ("SFRR") are committed to preparing a model guidance document for state regulators of non-depository institutions such as us, which would be "similar in nature and scope" to the Guidance

           If we are required (either by a regulatory agency or by third-party originators or investors) to make changes to our business practices to comply with the Guidance, it might affect the business activities in which we may engage and the profitability of those activities. Our business could be adversely affected if, as a result of the Guidance, investors from which we purchase loans, or to whom we sell loans, change their business practices and policies relative to nontraditional mortgage products. For example, if entities from which we purchase loans are required to change their origination guidelines thereby affecting the volume, diversity, and quality of loans available for purchase by us, or if purchasers of mortgage loans are required to make changes to the purchasing policies, then our loan volume, ability to sell mortgage loans and profitability, could be adversely affected.

           There has been an increase in production of loan products which we characterize as "interest-only" and "option-ARM" loans. There is increasing public policy debate over loans with interest-only features that require no amortization of principal for a protracted period and loans with potential negative amortization features, such as option payment ARMs. There is a risk that this debate will lead to the enactment of laws which limit our ability to continue producing these loan products at our present levels, or which augment the risks of legal liability that we face in connection with such loan products. Further, one rating agency has required greater credit enhancements for securitization pools that are backed by option-ARMs. Actions such as this by rating agencies can impact the profitability of originating or dealing in these loan products.

New regulatory actions affecting the mortgage industry may increase our costs and decrease our mortgage acquisition.

           In addition to changes to legal requirements contained in statutes, regulations, case law, and other sources of law, changes in the investigation or enforcement policies of federal and state regulatory agencies could impact the activities in which we may engage, how the activities may be carried out, and the profitability of those activities. For example, state and federal agencies have initiated regulatory enforcement proceedings against mortgage companies for engaging in business practices that were not specifically or clearly proscribed by law, but which in the judgment of the regulatory agencies were unfair or deceptive to consumers. For example, state attorneys general and other state officials representing various states entered into a Settlement Agreement with a large subprime mortgage company. The subject company agreed to pay a substantial amount in restitution to consumers and reimbursement to the states. The subject company also agreed to make changes to certain business practices, including the company's underwriting criteria and pricing policies. Many of the practices and policies are not specifically prohibited by any federal or state laws but were alleged to be deceptive or unfair to consumers. The terms of this Settlement Agreement do not apply directly to us; however, federal and state regulatory agencies and private parties might nevertheless expect mortgage companies including us, to make our business practices consistent with the provisions of the Agreement. If this happens, it could impact the activities in which we may engage, how we carry out those activities, our acquisition practices and our profitability. We might also be required to pay fines, make reimbursements, and make other payments to third parties for our business practices. Additionally, if an administrative enforcement proceeding were to result in us having to discontinue or alter certain business practices, then we might be placed at a competitive disadvantage vis-à-vis competitors who are not required to make comparable changes to their business practices.

Risks Related To Our Status as a REIT

We may not pay dividends to stockholders.

           REIT provisions of the Internal Revenue Code generally require that we annually distribute to our stockholders at least 90 percent of all of our taxable income, exclusive of the application of any tax loss carry forwards that may be used to offset current period taxable income. These provisions restrict our ability to retain earnings and thereby generate capital from our operating activities. We may decide at a future date to terminate our REIT status, which would cause us to be taxed at the corporate levels and cease paying regular dividends. In addition, for any year that we do not generate taxable income, we are not required to declare and pay dividends to maintain our REIT status. For instance, due to losses incurred in 2000, we did not declare any dividends from November 2000 until September 2001.

           To date, a portion of our taxable income and cash flow has been attributable to our receipt of dividend distributions from the mortgage operations. The mortgage operations is not a REIT and is not, therefore, subject to the above-described REIT distribution requirements. Because the mortgage operations is seeking to retain earnings to fund the future growth of our mortgage operations business, IFC's board of directors, only comprised of executive officers of the Company, which is not the same as IMH's board of directors, may decide that the mortgage operations should cease making dividend distributions in the future. The IFC board of directors may be changed at the discretion of the board of directors of IMH. This would materially reduce the amount of our taxable income and in turn, would reduce the amount we would be required to distribute as dividends.

We may generate taxable income in excess of cash income, which may reduce our liquidity.

           Our taxable income may substantially exceed our net income as determined based on GAAP because, for example, realized capital losses will be deducted in determining our GAAP net income, but may not be deductible in computing our taxable income. In addition, we may invest in assets that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets, referred to as phantom income. Although some types of phantom income are excluded in determining the 90% distribution requirement, we will incur corporate income tax and the 4% nondeductible excise tax with respect to any phantom income items if we do not distribute those items on an annual basis. As a result of the foregoing, we may generate less cash flow than taxable income in a particular year. In that event, we may be required to use cash reserves, incur debt or liquidate non-cash assets at rates or times that we regard as unfavorable in order to satisfy the distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax in that year.

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

           Our charter limits ownership of our capital stock by any single stockholder, including a corporation, to 9.5 percent of our outstanding shares unless waived by the board of directors. By subjecting entities, such as corporations, to the ownership limitation, our charter is more restrictive than the requirements of the federal tax laws applicable to REITs, and thereby serves the dual purpose of helping us maintain our REIT status and protecting us from an unwanted takeover. Our board of directors may increase the 9.5 percent ownership limit. In addition, to the extent consistent with the REIT provisions of the Internal Revenue Code, our board of directors may, pursuant to our articles of incorporation, waive the 9.5 percent ownership limit for a stockholder or purchaser of our stock. In order to waive the 9.5 percent ownership limit our board of directors must require the stockholder requesting the waiver to provide certain representations to the Company to ensure compliance with the REIT provisions of the Internal Revenue Code. Our charter also prohibits anyone from buying shares if the purchase would result in us losing our REIT status. This could happen if a share transaction results in fewer than 100 persons owning all of our shares or in five or fewer persons, applying certain broad attribution rules of the Internal Revenue Code, owning more than 50 percent (by value) of our shares. If you or anyone else acquires shares in excess of the ownership limit or in violation of the ownership requirements of the Internal Revenue Code for REITs, we:

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

           Historically and recently, the market price of our securities has been volatile. The market price of our securities is likely to continue to be highly volatile and could be significantly affected by factors including:

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

  •
  cost of funds; and

  •
  general market and mortgage industry conditions.

           During 2006, our common stock reached an intra-day high sales price of $11.74 on July 12, and closed at the low sales price of $7.17 on February 13. As of March 9, 2007, our stock price closed at $5.31 per share. In addition, significant price and volume fluctuations in the stock market have particularly affected the market prices for the securities of mortgage companies such as ours. Furthermore, general conditions in the mortgage industry may adversely affect the market price of our securities. These broad market fluctuations have adversely affected and may continue to adversely affect the market price of our securities. If our results of operations fail to meet the expectations of securities analysts or investors in a future quarter, the market price of our securities could also be materially adversely affected and we may experience difficulty in raising capital.

Sales of additional common or preferred stock may adversely affect its market price.

           To sustain our growth strategy we intend to raise capital through the sale of equity. The sale or the proposed sale of substantial amounts of our common stock or preferred stock in the public market could materially adversely affect the market price of our common stock or other outstanding securities. We do not know the actual or perceived effect of these offerings, the timing of these offerings, the potential dilution of the book value or earnings per share of our securities then outstanding and the effect on the market price of our securities then outstanding. For example, during 2006 the Company issued shares of preferred stock which resulted in net proceeds of approximately $1.7 million.

           We also have shares reserved for future issuance under our stock plans. The sale of a large amount of shares or the perception that such sales may occur, could adversely affect the market price for our common stock or other outstanding securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

           None.

ITEM 2. PROPERTIES

           Our primary executive and administrative offices are located at 19500 Jamboree, California where we have a premises lease expiring in November 2016 to use approximately 210,000 square feet of office space, as described below. We also executed premises leases located at 1401 Dove Street, Newport Beach, California for 74,000 square feet of office space, which expires May 2008. Also we have executed leases at 1500 Quail Street, Newport Beach, California expiring in September of 2008 to use approximately 15,000 square feet of office space and lease at 1301 Dove St., Newport Beach, California expiring in August of 2008 to use approximately 16,000 square feet of office space. In addition, the mortgage operations have mortgage production offices located in various states with premises lease terms ranging from month to month or one to two years.

Jamboree Lease

           On March 4, 2005, we entered into a new lease for our business and corporate facilities. The lease was for a term of ten years and commenced in October 2006. We have two options to extend the term for five-year periods for each option. The premises are located at 19500 Jamboree Road, Irvine, California. The premises consist of a seven-story building containing approximately 210,000 square feet with an initial annual rental rate of $31.80 per square foot, which amount increases every 30 months.

Quail and Dove Leases

           Subsequent to the Company's relocation to the Jamboree facilities, the Company exited the Quail and Dove locations and has recorded a $2.1 million expense included in non-interest expenses for the fair value of the unused portions. The Company has entered into certain subleasing arrangements for portions of the Quail and Dove facilities.

ITEM 3. LEGAL PROCEEDINGS –

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

Securities Litigation

           Beginning in January 2006, several purported class action complaints were filed in U.S. District Court, Central District of California, against IMH and its senior officers and all but one of its directors on behalf of persons who acquired IMH's common stock during the period of May 13, 2005 through August 9, 2005. On May 1, 2006, the court approved the consolidation of the federal securities class actions and appointed lead plaintiff and lead counsel. The consolidated complaint filed on July 24, 2006 alleges claims against all defendants for violations under Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 thereunder, and claims against the individual defendants for violations of Section 20(a) of the Exchange Act. Plaintiffs claim that the defendants caused IMH's common stock to trade at artificially inflated prices through false and misleading statements related to the Company's financial condition and future prospects and that the individual defendants improperly sold holdings. The complaint seeks compensatory damages for all damages sustained as a result of the defendants' actions, including interest, reasonable costs and expenses, and other relief as the court may deem just and proper.

           Beginning in January 2006, several shareholder derivative actions were filed in the U.S. District Court, Central District of California and Orange County Superior Court against the Company and all of its senior officers and directors derivatively on behalf of nominal defendant IMH. On April 20, 2006, the Orange County Superior Court, and on June 7, 2006, the U.S. District Court, Central District of California, each approved the consolidation of the state and federal shareholder derivative actions and appointed lead plaintiffs and lead counsel, respectively. The consolidated complaints in the federal and state actions filed on August 8, 2006 and May 12, 2006, each allege claims for breach of fiduciary duty, for insider trading, misappropriation of information and unjust enrichment. The state consolidated complaint also alleges abuse of control, gross mismanagement, waste of corporate assets, and violation of California Corporations Code related to false and misleading statements regarding the Company's business and future prospects. Both federal and state derivative actions seek, in favor of the Company, a constructive trust for the stock proceeds; equitable and injunctive relief; disgorgement of all profits, benefits and other compensation obtained by defendants; costs and disbursements of the action including attorneys', accountants' and experts' fees; and further relief as the court deems just and proper. The Federal derivative action is also seeking an amount equal to three times the difference between prices at which stock was sold and the market value at which shares would have been sold had the alleged non-public information been publicly disseminated and exemplary damages. On September 14, 2006, the Orange County Superior Court stayed the consolidated state shareholder derivative action pending resolution of the federal shareholder derivative action. On December 11, 2006, the U.S. District Court granted the defendants motion to dismiss the complaint, but gave the plaintiffs leave to file an amended complaint.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters were submitted to the security holders to be voted on during the fourth quarter of 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

           Our common stock is listed on the NYSE under the symbol "IMH."

           The following table summarizes the high, low and closing sales prices for our common stock for the periods indicated:

	2006			2005
	High	Low	Close	High	Low	Close
First Quarter	$10.27	$7.17	$9.64	$23.49	$16.00	$19.18
Second Quarter	11.70	8.60	11.18	22.32	15.60	18.65
Third Quarter	11.74	8.50	9.37	19.11	11.15	12.26
Fourth Quarter	9.99	8.65	8.80	12.49	9.00	9.41

           On March 9, 2007, the last reported sale price of our common stock on the NYSE was $5.31 per share. As of March 9, 2007, there were 547 holders of record, including holders who are nominees for an undetermined number of beneficial owners, of our common stock.

           Common Stock Dividend Distributions.    To maintain our qualification as a REIT, we intend to make annual distributions to stockholders at an amount that maintains our REIT status in accordance with the Internal Revenue Code, which may not necessarily equal net earnings as calculated in accordance with GAAP. Our dividend policy is subject to revision at the discretion of the board of directors. All distributions in excess of those required to maintain our REIT status will be made at the discretion of the board of directors and will depend on our taxable income, financial condition and other factors as the board of directors deems relevant. The board of directors has not established a minimum distribution level. Distributions to stockholders will generally be taxable as ordinary income or qualified income, which is subject to a 15 percent tax rate, although a portion of such distributions may be designated by us as a capital gain or may constitute a tax-free return of capital. We annually furnish to each of our stockholders a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, qualified income, capital gain or return of capital.

           The following table presents our common stock dividend record dates and per share dividend amounts for the quarters indicated:

Quarter Ended	Stockholder Record Date	Per Share Dividend Amount
March 31, 2005	April 8, 2005	$0.75
June 30, 2005	July 8, 2005	0.75
September 30, 2005	October 7, 2005	0.45
December 31, 2005	January 17, 2006	0.20
March 31, 2006	April 7, 2006	0.25
June 30, 2006	July 7, 2006	0.25
September 30, 2006	October 6, 2006	0.25
December 31, 2006	January 16, 2007	0.25

           Repurchases of Common Stock.    On October 13, 2005 and September 15, 2006, we announced that our Board of Directors had authorized the Company to repurchase up to 5 million shares of the Company's outstanding common stock. During 2006 the Company repurchased 104,300 shares of the Company's common stock through this program. No shares were repurchased during the fourth quarter of 2006. There is no expiration date specified for the program. The shares that are repurchased are cancelled.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

           The following selected consolidated statements of operations data for each of the years in the five-year period ended December 31, 2006 and the consolidated balance sheet data as of the year-end for each of the years in the five-year period ended December 31, 2006 were derived from the audited consolidated financial statements. Such selected financial data should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements starting on page F-1 and with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

IMPAC MORTGAGE HOLDINGS, INC.
(amounts in thousands, except per share data)

	For the year ended December 31,
	2006	2005	2004	2003 (1)	2002
		restated	restated	restated	restated
Statement of Operations Data:
Net interest income:
Interest income	$1,276,713	$1,251,960	$755,616	$385,716	$230,267
Interest expense	1,311,405	1,047,209	412,533	209,009	127,801

Net interest income (expense)	(34,692)	204,751	343,083	176,707	102,466
Provision for loan losses	47,326	30,563	30,927	24,853	19,848

Net interest income (expense)after provision for loan losses	(82,018)	174,188	312,156	151,854	82,618
Non-interest income:
Gain on sale of loans	1,805	39,509	24,729	37,523	-
Other income	27,003	13,770	11,666	12,329	1,671
Realized gain (loss) from derivative instruments	204,435	22,595	(91,881)	(47,847)	(28,361)
Change in fair value of derivative instruments	(113,017)	144,932	96,575	31,826	(22,141)
Equity in net earnings of IFC	-	-	-	11,537	11,299

Total non-interest income (expense)	120,226	220,806	41,089	45,368	(37,532)
Non-interest expense:
Personnel expense	65,082	77,508	60,420	25,250	1,856
Other expense	30,389	24,321	15,329	11,072	1,898
General and administrative and other expense	19,867	25,384	17,097	7,660	985

Total non-interest expense	115,338	127,213	92,846	43,982	4,739

(Loss) Earnings before income taxes	(77,130)	267,781	260,399	153,240	40,347
Income tax (benefit) expense	(1,857)	(2,477)	2,762	4,261	-

Net (loss) earnings	$(75,273)	$270,258	$257,637	$148,979	$40,347

Net (loss) earnings per share:
Basic	$(1.18)	$3.38	$3.79	$2.94	$1.01

Diluted	$(1.18)	$3.35	$3.72	$2.88	$0.99

Dividends declared per share	$0.95	$1.95	$2.90	$2.05	$1.76

	As of December 31,
	2006	2005	2004	2003 (1)	2002
Balance Sheet Data:
Securitized mortgage collateral and mortgages held-for-investment	$21,052,709	$24,654,360	$21,895,592	$9,296,893	$5,215,731
Finance receivables	306,294	350,217	471,820	630,030	664,021
Mortgages held-for-sale	1,561,919	2,052,694	587,745	397,618	-
Investments in and advances to IFC (1)	-	-	-	-	531,032
Total assets	23,598,955	27,720,379	23,815,767	10,577,957	6,540,339
Securitized mortgage borrowings	20,526,369	23,990,430	21,206,373	8,489,853	5,019,934
Reverse repurchase agreements	1,880,395	2,430,075	1,527,558	1,568,807	1,168,029
Total liabilities	22,589,425	26,553,432	22,771,692	10,105,170	6,256,814
Total stockholders' equity	1,009,530	1,166,947	1,044,075	472,787	283,525

(1)
On July 1, 2003, IMH purchased 100 percent of the outstanding shares of common stock of IFC. The purchase of IFC's common stock combined with IMH's ownership of 100 percent of IFC's preferred stock resulted in the consolidation of IFC from July 1, 2003 through December 31, 2003. Prior to July 1, 2003, IFC was a non-consolidated subsidiary of IMH and 99 percent of the net earnings of IFC were reflected in IMH's financial statements as "Equity in net earnings of IFC."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           Management's discussion and analysis of financial condition and results of operations contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Refer to Item 1. "Business—Forward-Looking Statements" for a complete description of forward-looking statements. All of our businesses actively work together to deliver comprehensive mortgage and lending services to our correspondents, mortgage bankers and brokers, retail customers and capital market investors through a wide array of mortgage loan programs using web-based technology and centralized operations so that we can provide high levels of customer service at low per loan operating costs. We elect to be taxed as a REIT for federal income tax purposes, which generally allows us to pass through income to stockholders without payment of federal income tax at the corporate level. Our goal is to generate consistent and reliable income for distribution to our stockholders primarily from the earnings of our core operating businesses, which include the long-term investment operations, mortgage operations, commercial operations, and warehouse lending operations. Refer to Item 1. "Business" for additional information on our businesses and operating segments.

Summary of 2006 Financial and Operating Results

  •
  Net (Loss) Earnings of $(75.3) million for 2006 Compared to $270.3 million for 2005.

  •
  Estimated taxable income per diluted common share was $1.05 for 2006 as compared to actual taxable income per diluted common share of $1.87 for 2005. See the "Estimated Taxable Income available to IMH Common Stockholders" table for the calculation of estimated taxable income.

  •
  Cash dividends paid during 2006 were $0.95 per common share as compared to $1.95 per common share for 2005.

  •
  Total assets as of December 31, 2006 were $23.6 billion compared to $27.7 billion as of December 31, 2005.

  •
  Book value per common share was $11.15 as of December 31, 2006 as compared to $13.24 as of prior year-end.

  •
  The mortgage operations acquired or originated approximately $11.6 billion of primarily non-conforming Alt-A mortgages during 2006, as compared to $22.3 billion for 2005.

  •
  The commercial operations originated approximately $983.4 million of commercial and multifamily loans during 2006, as compared to $798.5 million acquired or originated by the REIT in 2005.

  •
  The long-term investment operations retained approximately $5.3 billion of primarily Alt-A mortgages and $526.6 million commercial mortgages compared to $12.2 billion and $798.5 million, respectively, for 2005.

Restated Consolidated Financial Statements for 2005 and 2004

           Certain amounts in the 2005 and 2004 Consolidated Statements of Cash Flows have been restated to properly reflect specific intercompany activities related to cash receipts from loan sales and cash disbursements for loan purchases between consolidated companies. Such intercompany loan sale and purchase transaction activities had the effect of presenting separate cash inflows and outflows even though there was no cash inflow or outflow on a consolidated basis. This restatement serves to eliminate this intercompany activity from its Consolidated Statements of Cash Flows and present them as non-cash transactions.

           The correction of the error increases cash used in operating activities and increases cash provided by investing activities. The restatement of these transactions does not change total cash and cash equivalents as reported for December 31, 2005 and 2004. Furthermore, the restatement has no effect on the Company's Consolidated Statements of Operations and Comprehensive Earnings, Consolidated Balance Sheets or Consolidated Statements of Changes in Stockholders' Equity.

           In addition, certain amounts within the Consolidated Statements of Operations and Comprehensive Earnings have been restated to reflect the "Amortization of deferred charge" for 2005 and 2004 as income tax expense (benefit) rather than non-interest expense. The "Amortization of deferred charge" relates to income taxes on intercompany gains and this correction is believed to more appropriately reflect the overall income tax charges or benefits during 2005 and 2004. The restatement of this information does not change net earnings as reported for December 31, 2005 and 2004. Furthermore, the restatement has no effect on the Company's Consolidated Balance Sheets, Consolidated Statements of Changes in Stockholders' Equity or Consolidated Statements of Cash Flows as reported.

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

  •
  calculation of repurchase reserve; and,

  •
  amortization of loan premiums and securitization costs;

Allowance for Loan Losses

           We provide an allowance for loan losses for mortgages held as securitized mortgage collateral, finance receivables and mortgages held-for-investment ("loans provided for"). In evaluating the adequacy of the allowance for loan losses, management takes several items into consideration. For instance, a detailed analysis of historical loan performance data is accumulated and reviewed. This data is analyzed for loss performance and prepayment performance by product type, origination year and securitization issuance. The results of that analysis are then applied to the current mortgage portfolio and an estimate is created. We believe that pooling of mortgages with similar characteristics is an appropriate methodology in which to evaluate the allowance for loan losses. Management also recognizes that there are qualitative factors that must be taken into consideration when evaluating and measuring inherent loss in our loan portfolios. These items include, but are not limited to, economic indicators that may affect the borrower's ability to pay, changes in value of collateral, projected loss curves, political factors and industry statistics. Specific valuation allowances may be established for loans that are deemed impaired, if default by the borrower is deemed probable, and if the fair value of the loan or the collateral is estimated to be less than the gross carrying value of the loan. Actual losses on loans are recorded as a reduction to the allowance through charge-offs.

Derivative Financial Instruments

  Rate Lock and Purchase Commitments

           We enter into commitments to make loans whereby the interest rate on the loan is set prior to funding (rate lock commitments). We also enter into commitments to purchase mortgage loans through our correspondent channel (purchase commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. In addition, purchase commitments for mortgage loans that are intended to be sold and those that will be held for investment purposes can qualify as derivatives. Both types of commitments to purchase loans are evaluated under the definition of a derivative to determine whether SFAS 133 is applicable. Rate lock and purchase commitments (together "loan commitments") that are considered to be derivatives are recorded at fair value in the consolidated balance sheets with changes in fair value recorded in change in fair value of derivative instruments in the consolidated statements of operations.

           Unlike most other derivative instruments, there is no active market for the loan commitments that can be used to determine their fair value. Consequently, the Company has developed a method for estimating the fair value of the Company's loan commitments that are considered to be derivatives. The fair value of the loan commitments are determined by calculating the change in market value from the point of commitment date to the measurement date based upon changes in interest rates during the period, and adjusted for an anticipated fallout factor for loan commitments that are not expected to fund. Under this fair value methodology, the loan commitment has zero value on day one and all future value is the result of changes in interest rates, exclusive of any inherent servicing value. Subsequent to the April 1, 2004 issuance of Staff Accounting Bulletin No. 105 "Application of Accounting Principles to Loan Commitments," (SAB 105), when measuring the fair value of interest rate lock commitments, the amount of the expected servicing rights is not included in the valuation.

  Forward Sale Commitments

           The policy of recognizing the fair value of the rate lock commitments has the effect of recognizing a gain or loss on the related mortgage loans based on changes in the interest rate environment before the mortgage loans are funded and sold. As such, rate lock commitments expose us to interest rate risk. We mitigate such risk by entering into forward sale commitments, such as mandatory commitments on U.S. Treasury bonds and mortgage-backed securities, call options, put options, and whole loan sale commitments. These forward sale commitments are treated as derivatives under SFAS No. 133 with the change in fair value of the derivative instruments reported as such in the consolidated statement of operations.

           The fair value of the Company's forward sale commitments are generally based on market prices provided by dealers, which make markets in these financial instruments.

  Interest Rate Swaps, Caps, and Floors

           The Company's primary objective is to limit the exposure to the variability in future cash flows attributable to the variability of one-month LIBOR, which is the underlying index of adjustable rate securitized mortgage and short-term borrowings under reverse repurchase agreements. The Company also monitors on an ongoing basis the prepayment risks that arise in fluctuating interest rate environments. The Company's interest rate risk management policies are formulated with the intent to offset the potential adverse effects of changing interest rates on securitized mortgage and reverse repurchase borrowings.

           To mitigate exposure to the effect of changing interest rates on cash flows on securitized mortgage and reverse repurchase borrowings, the Company purchases derivative instruments primarily in the form of interest rate swap agreements (swaps) and, to a lesser extent, interest rate cap agreements (caps) and interest rate floor agreements (floors). The swaps, caps and floors are treated as derivatives under the provisions of SFAS 133, with changes in fair value of derivative instruments reported as such in the consolidated statements of operations. Cash paid or received on swaps, caps and floors is recorded as a current period expense or income as realized gain (loss) on derivative instruments in the consolidated statements of operations.

           The fair value of the Company's interest rate swaps, caps, floors and other derivative transactions are generally based on market prices provided by dealers, which make markets in these financial instruments.

Securitization of Financial Assets as Financing versus Sale

           Securitizations that are structured as sales provide a onetime contribution to our income—or a gain on sale—when the mortgage loans are sold to third parties using a securitization trust. We refer to these transactions as "un-consolidated" securitizations. We determine the gain on sale by allocating the carrying value of the underlying mortgage loans between loans sold and the interests retained, based on relative fair values. The gain recognized is the difference between the net proceeds of the securitization and the allocated carrying value of the loans sold. Net proceeds consist of cash and any other assets obtained, less any liabilities incurred. Our estimate of the fair value of our net retained interests in these securitizations requires us to exercise significant judgment as to the timing and amount of future cash flows from the retained interests. We are exposed to credit risk from the underlying mortgage loans in un-consolidated securitizations to the extent we retain subordinated interests. Changes in expected cash flows resulting from changes in expected net credit losses will impact the value of our subordinated retained interests and those changes are recorded as a component of investment gain or loss.

           In contrast, for securitizations that are structured as financings, we recognize interest income over the life of the mortgage loans held-for-investment and interest expense incurred for the borrowings. We refer to these transactions as consolidated securitizations. The mortgage loans collateralizing the debt securities for these financings are included in mortgage loans held-for-investment and the debt securities payable to investors in these securitizations are included in collateralized borrowings in securitization trusts on our balance sheet. Our recorded liability to repay these borrowings will be reduced to the extent cash flows received from the securitized and pledged assets are less than the recorded liabilities due. We provide for credit losses for the mortgage loans held-for-investment as they are incurred by establishing or increasing an allowance for loan loss.

           Whether a securitization is consolidated or un-consolidated, investors in the securities issued by the securitization trust have no recourse to our assets or to us and have no ability to require us to repurchase their securities, but rather have recourse only to the assets transferred to the trust. Whereas the accounting differences are significant, the underlying economic impact to us, over time, will be the same whether the securitization is structured consolidated or un-consolidated.

           The mortgage operations recognize gains or losses on the sale of mortgages when the sales transaction settles or upon the securitization of the mortgages when the risks of ownership have passed to the purchasing party. Gains and losses may be increased or decreased by the amount of any servicing related premiums received and costs associated with the acquisition or origination of mortgages. A transfer of financial assets in which control is surrendered is accounted for as a sale to the extent that consideration other than a beneficial interest in the transferred assets is received in the exchange. The long-term investment operations structure securitized mortgage securitizations as financing arrangements and recognize no gain or loss on the transfer of mortgage assets. The securitized mortgage securitization trusts do not meet criteria within SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 140), to be qualifying special purpose entities, and further, are considered variable interest entities under FASB Interpretation No. 46R (FIN 46R) and, therefore, are consolidated by the long-term investment operations as the entities' primary beneficiary. The mortgage operations generally structure REMIC securitizations as sales and gains and losses are recognized. REMICs which do not meet the sale criteria within SFAS 140 are accounted for as secured borrowing transactions and consolidated under FIN46R to the extent the Company holds a residual interest and thus considered the primary beneficiary. Liabilities and derivatives incurred or obtained at the transfer of financial assets are required to be measured at fair value, if practicable. Also, servicing assets and other retained interests in the transferred assets must be measured by allocating the previous carrying value between the asset sold and the interest retained, if any, based on their relative fair values at the date of transfer. To determine the value of the securities and retained interest, management uses certain analytics and data to estimate future rates of prepayments, prepayment penalties to be received, delinquencies, defaults and default loss severity and their impact on estimated cash flows.

Calculation of Repurchase Reserve

           When we sell loans through whole-loan sales we are required to make customary representations and warranties about the loans to the purchaser. Our whole-loan sale agreements generally require us to repurchase loans if we breach a representation or warranty given to the loan purchaser. In addition, we may be required to repurchase loans as a result of borrower fraud or if a payment default occurs on a mortgage loan shortly after its origination.

           Investors have requested the Company to repurchase loans or to indemnify them against losses on certain loans which the investors believe do not comply with applicable representations or warranties. Upon completion of its own investigation regarding the investor claims, the Company generally repurchases or provides indemnification on certain loans, as appropriate. The Company maintains a liability for expected losses on dispositions of loans expected to be repurchased or on which indemnification is expected to be provided and regularly evaluates the adequacy of this repurchase liability based on trends in repurchase and indemnification requests, actual loss experience, and other relevant factors including economic conditions.

           The Company calculates the repurchase reserve based on the trailing whole loan sales that still have outstanding standard representations and warranties. The Company applies a historical loss rate to these loans to derive the repurchase reserve. The reserve includes the Company's estimate of losses in the fair value of loans the Company expects it will repurchase. The loss in fair value is predominately determined based on historical LOCOM losses on repurchased loans. During 2006 all of the Company's LOCOM losses which totaled $34.0 million were primarily related to the change in fair value of repurchased loans. The Company's repurchase reserve has increased from the prior year as a result of an increase in the expected loss rate due to increases in foreclosures. This increase was partially offset by decreases in the whole loan sales volume which decreased to $6.3 billion during 2006 compared to $8.1 billion during 2005.

Amortization of Loan Premiums and Securitization Costs

           In accordance with Statement of Financial Accounting Standard No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" ("SFAS 91"), we amortize the mortgage premiums, securitization costs, bond discounts, and deferred gains/losses to interest income over the estimated lives of the mortgages as an adjustment to yield of the mortgages. Amortization calculations include certain loan information including the interest rate, loan maturity, principal balance and certain assumptions including expected prepayment rates. We estimate prepayments on a collateral-specific basis and consider actual prepayment activity for the collateral pool. We also consider the current interest rate environment and the forward market curve projections.

Taxable Income

           Estimated taxable income available to common stockholders was $79.5 million, or $1.05 per diluted common share, for 2006 as compared to $142.9 million, or $1.87 for 2005 and $202.9 million, or $2.97 for 2004. To maintain our REIT status, we are required to distribute a minimum of 90 percent of our annual taxable income to our stockholders. Because we pay dividends based on taxable income, dividends may be more or less than net earnings (loss). As such, we believe that the disclosure of estimated taxable income available to common stockholders, which is a non-generally accepted accounting principle, or "GAAP," financial measurement, is useful information for our investors.

           We paid total cash dividends of $0.95 per common share during 2006, $1.95 during 2005 and $2.90 during 2004, which, when combined with available tax loss carry-forwards met taxable income distribution requirements for each year. Distributions to stockholders will generally be taxable as ordinary or qualified dividends, although such distributions may be designated as capital gains or a tax-free return of capital. Under the Jobs and Growth Tax Relief Act of 2003, a portion of the total common stock cash dividends paid to our stockholders during 2005 and 2006 were the result of dividends paid from IFC to IMH which will be taxed as qualifying dividends. IMH annually furnishes to each of its stockholders a statement setting forth the tax characteristics of the dividends. The 2006 dividend distribution characteristics are 91.5 percent and 8.5 percent as ordinary income and qualifying dividends, respectively.

           Upon the filing of our 2005 tax return, the REIT had a federal net operating tax loss carry-forward of $8.2 million, which expires in the year 2020 and which may or may not be used to offset taxable income in 2006 or in subsequent years. We expect to file our 2006 federal and state tax returns in September 2007 at which time changes to federal net operating loss carry-forwards, if any, will be determined.

Year-ended 2006 vs. Year-ended 2005

Estimated Taxable Income available to IMH Common Stockholders

           Estimated taxable income available to IMH common stockholders excludes net earnings from IFC and its subsidiaries and the elimination of intercompany loan sale transactions. The following schedule reconciles net earnings to estimated taxable income available to common stockholders of the REIT.

	For the year ended December 31,
	2006 (1)	2005	2004
Net (loss) earnings	$(75,273)	$270,258	$257,637
Adjustments to net (loss) earnings: (2)
Loan loss provision (3)	43,054	30,563	30,927
Tax deduction for actual loan losses (3)	(27,157)	(16,004)	(16,252)
GAAP earnings on REMICs (4)	(16,822)	-	-
Taxable income on REMICs (4)	34,297	-	-
Change in fair value of derivatives (5)	114,490	(155,695)	(103,724)
Dividends on preferred stock	(14,698)	(14,530)	(3,750)
Net loss (earnings) of taxable REIT subsidiaries (6)	25,994	(14,968)	(42,944)
Dividend from taxable REIT subsidiaries (7)	7,400	32,850	37,000
Elimination of inter-company loan sales transactions (8)	(11,913)	10,429	44,048
Net miscellaneous adjustments	166	-	-

Estimated taxable income available to common stockholders (9)	$79,538	$142,903	$202,942

Estimated taxable income per diluted common share (9)	$1.05	$1.87	$2.97

Diluted weighted average common shares outstanding	76,110	76,277	68,244

(1)
Estimated taxable income includes estimates of book to tax adjustments which can differ from actual taxable income as calculated when we file our annual corporate tax return. Since estimated taxable income is a non-GAAP financial measurement, the reconciliation of estimated taxable income available to common stockholders to net (loss) earnings is intended to meet the requirements of Regulation G as promulgated by the SEC for the presentation of non-GAAP financial measurements. To maintain our REIT status, we are required to distribute a minimum of 90 percent of our annual taxable income to our stockholders.
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
(4)
Includes GAAP to tax differences related to the ISAC REMIC 2005-2, ISAC REMIC 2006-1, ISAC REMIC 2006-3, ISAC REMIC 2006-4, and ISAC REMIC 2006-5 securitizations, which were treated as secured borrowings for GAAP purposes and sales for tax purposes. The REMIC GAAP income excludes the provision for loan losses recorded that may relate to the REMIC collateral included in securitized mortgage collateral. The Company does not have any specific valuation allowances recorded as an offset to the REMIC collateral.
(5)
The mark-to-market change for the valuation of derivatives at IMH is income or expense for GAAP financial reporting purposes but is not included as an addition or deduction for taxable income calculations until realized.
(6)
Represents net (loss) earnings of IFC and ICCC, our taxable REIT subsidiaries (TRS), which may not necessarily equal taxable income. Starting January 1, 2006, the Company elected to convert ICCC from a qualified REIT subsidiary to a TRS.
(7)
Any dividends paid to IMH by the TRS in excess of their cumulative undistributed earnings and profits taxable income minus taxes paid would be recognized as a return of capital by IMH to the extent of IMH's capital investment in the TRS. Distributions from the TRS to IMH may not equal the TRS net earnings, however, IMH can only recognize dividend distributions received from the TRS as taxable income to the extent that the TRS distributions are from current or prior period undistributed earnings and profits taxable income minus taxes paid. Any distributions by the TRS in excess of IMH's capital investment in the TRS would be taxed as capital gains.

(8)
Includes the effects to taxable income associated with the elimination of gains from inter-company loan sales and other inter-company transactions between IFC, ICCC, and IMH, net of tax and the related amortization of the deferred charge.
(9)
Excludes the deduction for common stock cash dividends paid and the availability of a deduction attributable to net operating loss carry-forwards. As of December 31, 2006, the Company has estimated federal net operating loss carry-forwards of $8.2 million that are expected to be utilized prior to their expiration in the year 2020.

           Estimated taxable income available to common shareholders decreased $63.4 million for the year-ended 2006 as compared to decreases of $60.0 million for 2005. The decline in estimated taxable income was mainly attributable to:

  •
  a decline of $47.7 million in adjusted net interest income at IMH, which includes the realized gain (loss) from derivative instruments and excludes amortization of intercompany loan discounts;

  •
  a decrease in the dividend from the taxable REIT subsidiaries of $25.5 million, as a result of a decrease in the gains from loan sales;

  •
  an increase in loan losses of $11.2 million, as a result of an increase in delinquencies;

  •
  a decrease in fees and other income generated from the warehouse operations of $4.2 million, partially offset by;

  •
  a $15.9 million of taxable income generated from the investment in our REMIC securitizations in excess of GAAP earnings on the REMICs.

           The decline in adjusted net interest income at IMH of $47.7 million was primarily the result of a decline in the interest spread on securitized mortgage collateral which resulted from interest rates rising on the borrowings at a faster rate than the adjustable rate mortgages could increase, coupled with a hedge ratio that was less than 100% of the mortgage portfolio.

Financial Condition and Results of Operations

Financial Condition

As of December 31, 2006 compared to December 31, 2005 and December 31, 2004

	As of December 31,
			Increase (Decrease)	% Change
	2006	2005
Securitized mortgage collateral	$21,050,829	$24,494,290	$(3,443,461)	(14)%
Mortgages held-for-investment	1,880	160,070	(158,190)	(99)
Finance receivables	306,294	350,217	(43,923)	(13)
Allowance for loan losses	(91,775)	(78,514)	(13,261)	(17)
Mortgages held-for-sale	1,561,919	2,052,694	(490,775)	(24)
Derivatives	147,291	250,368	(103,077)	(41)
Real Estate Owned	161,538	46,351	115,187	249
Other assets	460,979	444,903	16,076	4

Total assets	$23,598,955	$27,720,379	$(4,121,424)	(15)%

Securitized mortgage borrowings	$20,526,369	$23,990,430	$(3,464,061)	(14)%
Reverse repurchase agreements	1,880,395	2,430,075	(549,680)	(23)
Other liabilities	182,661	132,927	49,734	37

Total liabilities	22,589,425	26,553,432	(3,964,007)	(15)
Total stockholders' equity	1,009,530	1,166,947	(157,417)	(13)

Total liabilities and stockholders' equity	$23,598,955	$27,720,379	$(4,121,424)	(15)%

           Total assets were $23.6 billion as of December 31, 2006 as compared to $27.7 billion as of prior year-end, as the long-term investment operations retained $5.3 billion of primarily Alt-A mortgages and $526.6 million of commercial mortgages, substantially offset by approximately $9.1 billion in prepayments. The prepayments, offset by retentions, decreased the long-term mortgage portfolio to $21.1 billion as of December 31, 2006 as compared to $24.7 billion as of prior year-end. The acquisition and origination of mortgages were primarily financed through the issuance of $5.9 billion of securitized mortgage borrowings.

	As of December 31,
			Increase (Decrease)	% Change
	2005	2004
Securitized mortgage collateral	$24,494,290	$21,308,906	$3,185,384	15%
Mortgages held-for-investment	160,070	586,686	(426,616)	(73)
Finance receivables	350,217	471,820	(121,603)	(26)
Allowance for loan losses	(78,514)	(63,955)	(14,559)	(23)
Mortgages held-for-sale	2,052,694	587,745	1,464,949	249
Derivatives	250,368	95,388	154,980	100
Real Estate Owned	46,351	18,277	28,074	100
Other assets	444,903	810,900	(365,997)	(45)

Total assets	$27,720,379	$23,815,767	$3,904,612	16%

Securitized mortgage borrowings	$23,990,430	$21,206,373	$2,784,057	13%
Reverse repurchase agreements	2,430,075	1,527,558	902,517	59
Other liabilities	132,927	37,761	95,166	252

Total liabilities	26,553,432	22,771,692	3,781,740	17
Total stockholders' equity	1,166,947	1,044,075	122,872	12

Total liabilities and stockholders' equity	$27,720,379	$23,815,767	$3,904,612	16%

           Total assets grew 16 percent to $27.7 billion as of December 31, 2005 as compared to $23.8 billion as of prior year-end, as the long-term investment operations retained $12.2 billion of primarily Alt-A mortgages and originated

$798.5 million of commercial mortgages, substantially offset by approximately $10.3 billion in prepayments. The retention of Alt-A and commercial mortgages increased the long-term mortgage portfolio to $24.7 billion as of December 31, 2005 as compared to $21.9 billion as of prior year-end. The acquisition and origination of mortgages were primarily financed through the issuance of $14.0 billion of securitized mortgage transactions and net proceeds of $4.2 million in new common equity and net proceeds of $1.7 million in new preferred equity.

           The following table presents selected financial data for the periods indicated (dollars in thousands, except per share data):

	As of and for the year ended December 31,
	2006		2005	2004
Book value per share	$11.15		$13.24	$11.80
Return on average assets	(-0.31%	)	1.01%	1.51%
Return on average equity	(-6.38%	)	24.13%	35.62%
Assets to equity ratio	23.38:1		23.75:1	22.81:1
Debt to equity ratio	22.29:1		22.72:1	21.77:1
Allowance for loan losses as a percentage of loans provided for	0.43%		0.31%	0.29%
Prior 12-month (CPR) – Residential	0.38%		0.37%	0.30%
Prior 12-month (CPR) – Commercial	0.08%		0.09%	0.04%
Total non-performing assets	$1,130,942		$479,660	$259,695
Total non-performing assets to total assets	4.79%		1.73%	1.09%
Mortgages owned 60+ days delinquent	$1,360,318		$733,348	$381,290
60+ day delinquency of mortgages owned	6.24%		3.12%	1.74%

           We believe that in order for us to generate positive cash flows and net earnings from our long-term mortgage portfolio, we must successfully manage the following primary operational and market risks:

  •
  credit risk;

  •
  prepayment risk;

  •
  liquidity risk; and

  •
  interest rate risk.

           Credit Risk.    We manage credit risk by retaining high credit quality Alt-A mortgages and commercial mortgages from our customers, adequately providing for loan losses and actively managing delinquencies and defaults. We believe that by improving the overall credit quality of our long-term mortgage portfolio we can consistently generate stable future cash flow and net earnings. During 2006 we retained primarily Alt-A mortgages with an original weighted average credit score of 701 and an original weighted average LTV ratio of 72 percent. Alt-A mortgages are primarily first lien mortgages made to borrowers whose credit is generally within typical Fannie Mae and Freddie Mac guidelines, but that have loan characteristics that make them non-conforming under those guidelines. We primarily acquire non-conforming "A" or "A-" credit quality mortgages, collectively, Alt-A mortgages.

           As of December 31, 2006, the original weighted average credit score of mortgages held as residential and commercial securitized mortgage collateral was 697 and 730 and original weighted average LTV ratio of 74 and 66 percent, respectively. For additional information regarding the long-term mortgage portfolio refer to Item 8. "Long-Term Mortgage Portfolio," "Note C—Securitized Mortgage Collateral" and "Note D—Mortgages Held-for-Investment" in the accompanying notes to the consolidated financial statements.

           We believe that we have adequately provided for loan losses. The allowance for loan losses increased to $91.8 million as of December 31, 2006 as compared to $78.5 million as of prior year-end. Actual loan charge-offs net of recoveries on mortgages in the mortgage portfolio and finance receivables increased to $34.1 million for 2006 as compared to $16.0 million for 2005. Included in the allowance at December 31, 2006 was a specific reserve of

$5.7 million for expected losses from hurricane affected areas. Additionally, the Company maintains a specific reserve of $10.6 million for specific warehouse lines that we deem impaired. Also included in the allowance is a $3.5 million specific reserve for loans that were repurchased during 2006 that were held as securitized mortgage collateral in the mortgage operations.

           We monitor our subservicers to make sure that they perform loss mitigation, foreclosure and collection functions according to our servicing guide. This includes an effective and aggressive collection effort in order to minimize the number of mortgages which become seriously delinquent. When resolving delinquent mortgages, sub-servicers are required to take timely and aggressive action. The sub-servicer is required to determine payment collection under various circumstances, which will result in maximum financial benefit. We accomplish this by either working with the borrower to bring the mortgage current or by foreclosing and liquidating the property. We perform ongoing review of mortgages that display weaknesses and believe that we maintain an adequate loss allowance on our mortgages. When a borrower fails to make required payments on a mortgage and does not cure the delinquency within 60 days, we generally record a notice of default and commence foreclosure proceedings. If the mortgage is not reinstated within the time permitted by law for reinstatement, the property may then be sold at a foreclosure sale. At foreclosure sales, we generally acquire title to the property. As of December 31, 2006, our long-term mortgage portfolio included 6.24 percent of mortgages that were 60 days or more delinquent as compared to 3.12 percent as of year-end 2005 and 1.74 percent as of December 31, 2004.

           The following table summarizes mortgages that we own, including securitized mortgage collateral, mortgages held-for-investment and mortgages held-for-sale, that were 60 or more days delinquent for the periods indicated (in thousands):

	As of December 31,
	2006	2005	2004
Loans held-for-sale
60 - 89 days delinquent	$11,838	$9,985	$4,108
90 or more days delinquent	22,760	11,746	12,049
Foreclosures	13,267	2,573	4,208
Delinquent bankruptcies	-	1,140	586

Total 60+ days delinquent loans held-for-sale	47,865	25,444	20,951

Long term mortgage portfolio
60 - 89 days delinquent	$379,076	$290,054	$135,764
90 or more days delinquent	460,161	209,835	56,828
Foreclosures	393,033	158,841	153,659
Delinquent bankruptcies	80,183	49,174	14,088

Total 60+ days delinquent long term mortgage portfolio	1,312,453	707,904	360,339

Total 60 or more days delinquent	$1,360,318	$733,348	$381,290

           Non-performing assets consist of mortgages that are 90 days or more delinquent, including loans in foreclosure and delinquent bankruptcies. It is our policy to place a mortgage on non-accrual status when it becomes 90 days delinquent and to reverse from revenue any accrued interest.

           When real estate is acquired in settlement of loans, or other real estate owned, the mortgage is written-down to a percentage of the property's appraised value or broker's price opinion less anticipated selling costs and including mortgage insurance expected to be received. As of December 31, 2006, non-performing assets as a percentage of total assets was 4.50 percent compared to 1.73 percent as of year-end 2005 and 1.09 percent as of year-end 2004.

           The following table summarizes mortgages that we own, including securitized mortgage collateral, mortgages held-for-investment and mortgages held-for-sale, that were non-performing for the periods indicated (in thousands):

	As of December 31,
	2006	2005	2004
90 or more days delinquent, foreclosures and delinquent bankruptcies	$969,404	$433,309	$241,418
Other real estate owned	161,538	46,351	18,277

Total non-performing assets	$1,130,942	$479,660	$259,695

           A percentage of real estate owned, which consists of residential real estate acquired in satisfaction of loans, is carried at the lower of cost or estimated fair value less estimated selling and holding costs. Adjustments to the loan carrying value required at the time of foreclosure are charged against the allowance for loan losses. Losses or gains from the ultimate disposition of real estate owned are recorded as (gain) loss on sale of other real estate owned in the consolidated statement of operations. Real estate owned at December 31, 2006 was $161.5 million (249 percent) higher than 2005, as a result of a seasoning portfolio, slowing prepayments and an increase in non-performing loans. We have realized a loss on disposition of real estate owned in the amount of $5.1 million for the year-ended December 31, 2006, as compared to a realized gain on disposition of real estate owned in the amount of $1.9 million for the year-ended December 31, 2005.

	At December 31,
	2006	2005
Beginning balance	$46,351	$18,277
Foreclosures	215,930	78,553
Liquidations	(100,743)	(50,479)

Ending balance	$161,538	$46,351

           In evaluating the adequacy of the allowance for loan losses, a detailed analysis of historical loan performance data is accumulated and reviewed, including the delinquency rates. This data is analyzed for loss performance and prepayment performance by product type, and vintage. The results of that analysis are then applied to the current mortgage portfolio and an estimate is calculated. We believe that pooling of mortgages with similar characteristics is an appropriate methodology in which to evaluate the allowance for loan losses. Management also recognizes that there are qualitative factors that must be taken into consideration when evaluating and measuring inherent loss in our loan portfolios. These items include, but are not limited to, economic indicators that may affect the borrower's ability to pay, changes in value of collateral, political factors and industry statistics. While our delinquency rates have increased they have not increased at a rate in excess of our expectations. We believe our total allowance for loan losses is adequate to absorb losses inherent in our mortgage portfolio as of December 31, 2006.

           Prepayment Risk.    The Company uses prepayment penalties as a method of partially mitigating prepayment risk. Mortgage industry evidence suggests that the increase in home appreciation rates and lower payment option mortgage products over the last three years has been a significant factor affecting borrowers refinancing decisions. As rates increase, borrowers will find it more difficult to refinance to a lower rate at the reset dates. If borrowers are unable to pay their mortgage payments at the adjusted rate, delinquencies may increase. The three-month constant prepayment rate (CPR) decreased to 36 percent at December 31, 2006 from 38 percent as of December 31, 2005, which is primarily related to interest rates rising faster on fixed rate mortgage loans quicker than our ARMs adjusted upward.

           During 2006, 56 percent of Alt-A mortgages retained by the long-term investment operations from the mortgage operations had prepayment penalty features ranging from six-months to five years, and as of December 31, 2006, 68 percent of residential securitized mortgages retained had prepayment penalties. As of December 31, 2006, the twelve-month CPR of mortgages held as securitized mortgage collateral for residential and commercial loans was 38 and 8 percent as compared to 37 and 9 percent as of December 31, 2005 and 30 and 4 percent twelve-month CPR as of December 31, 2004. Prepayment penalties are charged to borrowers for mortgages that are repaid early and recorded as interest income on our consolidated financial statements. Interest income from prepayment penalties helps offset additional amortization of loan premiums and securitization costs. During 2006, prepayment penalties received from borrowers were recorded as interest income and increased the yield on average mortgage assets by 19 basis points as compared to 16 basis points for 2005.

           Liquidity Risk.    We employ a leverage strategy to increase assets by financing our long-term mortgage portfolio primarily with securitized mortgage borrowings, reverse repurchase agreements and capital, then using cash proceeds to acquire additional mortgage assets. We retain ARMs and FRMs that are acquired and originated from the mortgage and commercial operations and finance the acquisition of those mortgages, during this accumulation period, with reverse repurchase agreements. After accumulating a pool of mortgages, generally between $200 million and $2.5 billion, we sell the mortgages in the form of collateralized mortgage obligations, whole loan sales or REMICs. REMICs may be on balance sheet or off balance sheet. Under either accounting methods, our cash invested on the date of securitization is generally between 3 percent and 5 percent of the borrowings. Our strategy is to sell or securitize our mortgages within 90 days in order to reduce the accumulation period that mortgages are outstanding on short-term reverse repurchase facilities, which reduces our exposure to margin calls and reduces spread risk on these facilities. Securitized mortgage borrowings are classes of bonds that are sold to investors of mortgage-backed securities and as such are not subject to margin calls. In addition, the securitized mortgage borrowings generally require a smaller initial cash investment as a percentage of mortgages financed than does interim reverse repurchase financing. Additionally, as interest rates decline our requirement to maintain certain cash collateral balances increases, which reduces our cash and cash equivalents available for use in operations. As of December 31, 2006 our cash collateral balance totaled $19.1 million, as compared to $16.6 million as of December 31, 2005.

           Because of the historically favorable loss rates of our Alt-A mortgages, we have received favorable credit ratings on our securitized mortgage borrowings from credit rating agencies, which has increased the percentage of bonds issued and reduced our required initial capital investment. The ratio of total assets to total equity, or "leverage ratio," was 23.38 to 1 as of December 31, 2006 as compared to 23.75 to 1 as of December 31. 2005. This use of leverage at these historical levels allows us to grow our balance sheet by efficiently using available capital. We continually monitor our leverage ratio and liquidity levels to insure that we are adequately protected against adverse changes in market conditions. For additional information regarding liquidity refer to "—Liquidity and Capital Resources."

           Interest Rate Risk.    Refer to Item 7A. "Quantitative and Qualitative Disclosures About Market Risk."

Results of Operations

Condensed Statements of Operations Data
(in thousands, except per share data)

	For the Year Ended December 31,
	2006	2005	Increase (Decrease)	% Change
		restated
Interest income	$1,276,713	$1,251,960	$24,753	2%
Interest expense	1,311,405	1,047,209	264,196	25

Net interest income (expense)	(34,692)	204,751	(239,443)	(117)
Provision for loan losses	47,326	30,563	16,763	55

Net interest income (expense) after provision for loan losses	(82,018)	174,188	(256,206)	(147)
Total non-interest income	120,226	220,806	(100,580)	(46)
Total non-interest expense	115,338	127,213	(11,875)	(9)
Income tax benefit	(1,857)	(2,477)	620	25

Net (loss) earnings	$(75,273)	$270,258	$(345,531)	(128)%

Net (loss) earnings per share - diluted	$(1.18)	$3.35	$(4.53)	(135)%

Dividends declared per common share	$0.95	$1.95	$(1.00)	(51)%

Condensed Statements of Operations Data
(in thousands, except per share data)

	For the Year Ended December 31,
	2005	2004	Increase (Decrease)	% Change
	restated	restated
Interest income	$1,251,960	$755,616	$496,344	66%
Interest expense	1,047,209	412,533	634,676	154

Net interest income	204,751	343,083	(138,332)	(40)
Provision for loan losses	30,563	30,927	(364)	(1)

Net interest income after provision for loan losses	174,188	312,156	(137,968)	(44)
Total non-interest income	220,806	41,089	179,717	437
Total non-interest expense	127,213	92,846	34,367	37
Income tax (benefit) expense	(2,477)	2,762	(5,239)	(190)

Net earnings	$270,258	$257,637	$12,621	5%

Net earnings per share - diluted	$3.35	$3.72	$(0.37)	(10)%

Dividends declared per common share	$1.95	$2.90	$(0.95)	(33)%

Net Interest Income (expense)

           We earn net interest income primarily from mortgage assets which include securitized mortgage collateral, mortgages held-for-investment, mortgages held-for-sale, finance receivables and investment securities available-for-sale, or collectively, "mortgage assets," and, to a lesser extent, interest income earned on cash and cash equivalents. Interest expense is primarily interest paid on borrowings on mortgage assets, which include securitized mortgage borrowings, reverse repurchase agreements and borrowings secured by investment securities available-for-sale. Net interest income also includes (1) amortization of acquisition costs on mortgages acquired from the mortgage operations, (2) accretion of loan discounts, which primarily represents the amount allocated to mortgage servicing rights when they are sold to third parties and mortgages are transferred to the long-term investment operations from the mortgage operations and retained for long-term investment, (3) amortization of securitized mortgage securitization expenses and, to a lesser extent, (4) amortization of securitized mortgage bond discounts.

           The following table summarizes average balance, interest and weighted average yield on mortgage assets and borrowings on mortgage assets for the periods indicated (dollars in thousands):

	For the year ended December 31,
	2006			2005			2004
	Average Balance	Interest	Yield	Average Balance	Interest	Yield	Average Balance	Interest	Yield
MORTGAGE ASSETS
Subordinated securities collateralized by mortgages	$29,918	$4,263	14.25%	$39,054	$1,656	4.24%	$27,937	$3,764	13.47%
Securitized mortgage collateral (1)	21,311,592	1,121,481	5.27%	23,132,083	1,061,712	4.59%	14,283,347	618,771	4.33%
Mortgages held-for-investment and held-for-sale	1,878,675	121,266	6.45%	2,587,614	163,087	6.30%	1,837,347	105,742	5.76%
Finance receivables	275,571	20,960	7.61%	352,833	20,332	5.76%	510,899	25,018	4.90%

Total mortgage assets\ interest income	$23,495,756	$1,267,970	5.40%	$26,111,584	$1,246,787	4.77%	$16,659,530	$753,295	4.52%

BORROWINGS
Securitized mortgage borrowings	$20,848,143	$1,183,150	5.68%	$22,721,309	$919,732	4.05%	$14,072,852	$354,547	2.52%
Reverse repurchase agreements	2,010,931	118,958	5.92%	2,730,805	121,755	4.46%	2,175,728	57,837	2.66%

Total borrowings on mortgage assets\ interest expense	$22,859,074	$1,302,108	5.70%	$25,452,114	$1,041,487	4.09%	$16,248,580	$412,384	2.54%

Net Interest Spread (2)			(-0.30)%			0.68%			1.98%
Net Interest Margin (3)			(-0.15)%			0.79%			2.05%
Net interest (expense) income on mortgage assets		$(34,138)	(-0.15)%		$205,300	0.79%		$340,911	2.05%
Less: accretion of loan discounts (4)		(64,414)	(-0.27)%		(77,051)	(-0.30)%		(54,867)	(-0.33)%
Adjusted by net cash receipts (payments) on derivatives (5)		204,435	0.87%		22,595	0.09%		(91,882)	(-0.55)%

Adjusted Net Interest Margin (6)		$105,883	0.45%		$150,844	0.58%		$194,162	1.17%

Effect of amortization of loan premiums and securitization costs (7)		$232,045	(-0.99)%		$295,476	(-1.13)%		$166,649	(-1.00)%

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
(6)
Adjusted net interest margin on mortgage assets is calculated by subtracting interest expense on total borrowings on mortgage assets, accretion of loan discounts and net cash receipts on derivatives from interest income on total mortgage assets divided by total average mortgage assets. Net cash receipts on derivatives are a component of realized gain on derivative instruments on the consolidated statements of operations. Adjusted net interest margin on mortgage assets is a non-GAAP financial measurement, however, the reconciliation provided in this table is intended to meet the requirements of Regulation G as promulgated by the SEC for the presentation of non-GAAP financial measurements. We believe that the presentation of adjusted net interest margin on mortgage assets is a useful operating performance measure for our investors as it more closely reflects the economics of net interest margins on mortgage assets by providing information to evaluate net interest income attributable to net investments.

(7)
The amortization of loan premiums and securitization costs are components of interest income and interest expense, respectively. Yield represents the cost of amortization of net loan premiums and securitization costs divided by total average mortgage assets.

For the Year-ended December 31, 2006 compared to the Year-ended December 31, 2005

           Decreases in net interest income were primarily due to a decline in net interest margins on mortgage assets primarily caused by the following:

  •
  increase in one-month LIBOR rate underlying borrowings only partially offset by realized gain (loss) from derivative instruments;

  •
  differences in interest rate adjustment periods, mortgage loans and mortgage borrowings;

  •
  prepayments of higher yielding mortgages; and,

  •
  a more challenging competitive environment.

           Net interest income for 2006 was $239.4 million (117 percent) lower than 2005. The year-over-year decrease in net interest income was primarily due to the change in the one-month LIBOR, which is the interest rate index used to price borrowing costs on securitized mortgage and reverse repurchase borrowings, which rose approximately 94 basis points since 2005 while mortgage assets over the same period did not re-price upward as quickly. This resulted in interest expense increasing by $264.2 million (25 percent) in 2006 as compared to 2005. Additionally total average mortgage assets declined by $2.6 billion (10 percent) for 2006 as compared to 2005. Adjusted net interest margins on mortgage assets, as defined in the yield table above, declined by 13 basis points (22 percent) during 2006 as compared to 2005. The decrease in adjusted net interest margins on mortgage assets was primarily due to a negative variance of 161 basis points in borrowing costs partially offset by a favorable variance of 78 basis points on realized gains from derivative assets and a favorable variance of 63 basis points on mortgage assets as coupons have adjusted.

           During 2006, the Federal Reserve raised short-term interest rates 100 basis points, which effected movements in one-month LIBOR, a total of 94 basis points. This caused borrowing costs on adjustable rate securitized mortgage borrowings, which are tied to one-month LIBOR and re-price monthly without limitation, to increase at a faster pace than coupons on LIBOR ARMs securing securitized mortgage borrowings, which generally re-price every six months with limitation. LIBOR ARMs held in our long-term investment portfolio are subject to the following interest rate risks:

  •
  interest rate adjustment limitations on mortgages held-for-investment due to periodic and lifetime interest rate cap features as compared to borrowings which are not subject to adjustment limitations;

  •
  mismatched interest rate re-pricing periods between mortgages held-for-investment, which generally re-price every six months, and borrowings, which re-price every month in regards to securitized mortgage borrowings and daily in regards to reverse repurchase agreements; and

  •
  uneven and unequal movements in the interest rate indices used to re-price mortgages held-for-investment, which are generally indexed to one-, three- and six-month LIBOR and one-year LIBOR, and borrowings, which are generally indexed to one-month LIBOR.

           Mortgage prepayment speeds mitigated during 2006. The three-month constant prepayment rate (CPR) decreased to 36 percent at December 31, 2006 from 38 percent as of December 31, 2005, which is related to rates rising in the marketplace at a faster rate than the rates on our adjustable mortgage loans.

           Amortization of loan premiums and securitization costs decreased by 14 basis points (12 percent) during 2006 as compared to 2005. The decrease was a result of a lower prepayment rate than in the prior year. A substantial portion of our long-term mortgage investment portfolio consists of mortgages with prepayment penalty features that are primarily designed to help minimize the rate of early mortgage prepayments. However, if borrowers do prepay on mortgages, a prepayment penalty is charged which helps partially offset additional amortization of loan premiums and securitization costs related to the prepaid mortgages. During 2006, prepayment penalties received from borrowers was recorded as interest income and increased adjusted net interest margin by 3 basis points (19 percent) of mortgage assets as compared to 2005.

           Additionally, the net interest margin continues to be affected by the difficult competitive environment facing mortgage portfolio lenders. As a result, net interest margins continue to tighten on newly originated loans. Furthermore, a rise in short-term rates and a decline in long-term rates have resulted in a partial inversion of the yield curve, adding pressure to mortgage lending profitability.

           During 2006, adjusted net interest margins on mortgage assets, which is a non-GAAP financial measurement as indicated in the yield table above, declined by 13 basis points (22 percent) as compared to 2005. Adjusted net interest margin on mortgage assets did not decline as much as net interest margin on mortgage assets primarily due to a 78 basis point increase in realized gain (loss) from derivative instruments relative to total average mortgage assets. Benefits received from derivatives relative to total average mortgage assets partially offset the decline in the net interest margin on mortgage assets which was caused by the factors described above.

           Our interest rate risk management policies are formulated with the intent to offset the potential adverse effects of changing interest rates primarily associated with cash flows on adjustable rate securitized mortgage borrowings. However, as a result of the combination of the factors listed above, the interest rate spread differential between ARMs and adjustable rate securitized mortgage borrowings compressed, which decreased net interest margins on mortgage assets. By design, our current interest rate risk management program provides 20 percent to 25 percent coverage of the outstanding principal balance of our six month LIBOR ARMs and 85 percent to 98 percent coverage of the outstanding principal balance of intermediate, or hybrid, ARMs at the point in time that we securitize the mortgages.

           Income Taxes.    Income tax benefit decreased to $1.9 million during 2006 as compared to $2.5 million during 2005 primarily due to an increase in operating losses at IFC and ICCC. IFC and ICCC are taxable REIT subsidiaries (TRS) and are therefore subject to corporate income taxes. For GAAP purposes, the Company records a deferred charge to eliminate the expense recognition of income taxes paid on inter-company profits that result from the sale of mortgages from IFC and ICCC to the long term investment operations. Included in the income tax expense is the amortization of the deferred charge. A deferred charge was recorded to eliminate the income tax effect resulting from gains on inter-company mortgage sales from the mortgage and commercial operations (taxable REIT subsidiaries) to the REIT. The deferred charge is amortized to expense over the expected life of the mortgages. Amortization of deferred charge was $20.6 million during 2006 as compared to $27.2 million during 2005. The year-over-year decrease in the amortization of the deferred charge was the result of a lower average balance of deferred charge in 2006 as compared 2005 as a result of $7.2 billion (55 percent) decrease in retention of mortgages by the long-term investment operations from the mortgage and commercial operations in 2006.

For the Year-ended December 31, 2005 compared to the Year-ended December 31, 2004

           Decreases in net interest income were primarily due to a decline in net interest margins on mortgage assets primarily caused by the following:

  •
  increase in one-month LIBOR rate underlying borrowings only partially offset by realized gain (loss) from derivative instruments;

  •
  differences in interest rate adjustment periods;

  •
  faster amortization of mortgage premium and securitized mortgage securitization cost;

  •
  use of higher leverage lower net interest margin securitized mortgages completed during since the second half of 2004; and

  •
  an increasingly challenging competitive environment.

           Net interest income for 2005 decreased 40 percent to $204.7 million as compared to $343.1 million for 2004. The year-over-year decrease in net interest income of $138.3 million was primarily due to net interest margins on mortgage assets declining by 126 basis points to 0.79 percent for 2005 as compared to 2.05 percent for 2004. Net interest margin on mortgage assets declined as one-month LIBOR, which is the interest rate index used to price borrowing costs on securitized mortgage and reverse repurchase borrowings, rose approximately 200 basis points since 2004 while mortgage assets over the same period did not re-price upward as quickly. This resulted in an increase in interest expense of 154 percent to $1.0 billion in 2005 compared to $412.5 million in 2004. Adjusted net interest margins on mortgage assets, as defined in the yield table above, declined by 59 basis points to 0.58 percent during 2005 as compared to 1.17 percent during 2004. The decrease in adjusted net interest margins on mortgage assets was primarily due to (1) an increase in short-term interest rates, (2) an increase in the amortization of loan premiums, securitization costs and bond discounts as a result of higher than expected mortgage prepayments and, to a lesser extent, (3) higher leverage and lower net interest margins on certain securitized mortgages completed during the second half of 2004.

           During 2005, the Federal Reserve raised short-term interest rates, which effected movements in one-month LIBOR, a total of 200 basis points. This caused borrowing costs on adjustable rate securitized mortgage borrowings, which are tied to one-month LIBOR and re-price monthly without limitation, to rise at a faster pace than coupons on LIBOR ARMs securing securitized mortgage borrowings, which generally re-price every six months with limitation. LIBOR ARMs held in our long-term investment portfolio are subject to the following interest rate risks:

  •
  interest rate adjustment limitations on mortgages held-for-investment due to periodic and lifetime interest rate cap features as compared to borrowings which are not subject to adjustment limitations;

  •
  mismatched interest rate re-pricing periods between mortgages held-for-investment, which generally re-price every six months, and borrowings, which re-price every month in regards to securitized mortgage borrowings and daily in regards to reverse repurchase agreements; and

  •
  uneven and unequal movements in the interest rate indices used to re-price mortgages held-for-investment, which are generally indexed to one-, three- and six-month LIBOR and one-year LIBOR, and borrowings, which are generally indexed to one-month LIBOR.

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

           Actual prepayment speeds in excess of projected future prepayment rates resulted in a cumulative upward adjustment in both the amortization rate and amortization amount of loan premiums, securitization costs and bond discounts during 2005. As such, amortization of loan premiums and securitization expenses increased by 13 basis points to 1.13 percent of average mortgage assets during 2005 as compared to 1.00 percent of average mortgage assets during 2004. A substantial portion of our long-term mortgage investment portfolio consists of mortgages with prepayment penalty features that are primarily designed to help minimize the rate of early mortgage prepayments. However, if mortgages do prepay, a prepayment penalty is charged which helps offset additional amortization of loan premiums and securitization costs. During 2005, prepayment penalties received from borrowers was recorded as interest income and increased 10 basis points to 16 basis points of mortgage assets as compared to 6 basis points of mortgage assets in 2004.

           Because of the uncertainty surrounding our ability to raise capital in 2004 during the process of restating our consolidated financial statements, we utilized securitized mortgage structures during the second half of 2004 which allowed us to preserve existing capital through the use of higher leverage and lower net interest margins. Higher leverage securitized mortgages were structured to require a lower level of initial capital investment than for securitized mortgages completed prior to July 2004. Capital invested in higher leverage securitized mortgages has been, and will continue to be, deposited into those specific securitized mortgage trusts from monthly excess cash flows on mortgages securing the securitized mortgages until the required level of capital investment is attained. The use of higher leverage securitized mortgages contributed to compressed net interest margins on total mortgage assets.

           Additionally, the net interest margin continues to be impacted by the difficult competitive environment facing mortgage portfolio lenders. As a result, net interest margins continue to tighten on newly originated loans. Furthermore, a rise in short-term rates and decline in long-term rates has resulted in a flattening of the yield curve, adding pressure to mortgage lending profitability.

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

           Adjusted net interest margins were also affected by the following during 2005:

  •
  our interest rate risk management policies do not allow 100 percent coverage of the principal amount outstanding on securitized mortgage borrowings at any given time; and

  •
  actual mortgage prepayments and the corresponding repayment of securitized mortgage borrowings exceeded the pre-determined amortization schedule of the notional amount of derivative instruments.

           Our interest rate risk management policies are formulated with the intent to offset the potential adverse effects of changing interest rates primarily associated with cash flows on adjustable rate securitized mortgage borrowings. However, as a result of the combination of the factors listed above, the interest rate spread differential between ARMs and adjustable rate securitized mortgage borrowings compressed, which compressed net interest margins on mortgage assets. By design, our current interest rate risk management program provides 20 percent to 25 percent coverage of the outstanding principal balance of our six month LIBOR ARMs and 85 percent to 98 percent coverage of the outstanding principal balance of intermediate, or hybrid, ARMs at the point in time that we securitize the mortgages.

           Income Taxes.    Income taxes decreased to a benefit $2.5 million during 2005 as compared to an expense of $2.8 million during 2004 primarily due to an increase in operating losses at IFC when profits on inter-Company loan sales are eliminated from IFC's net earnings. IFC is a taxable REIT subsidiary (TRS) and is therefore subject to corporate income taxes. For GAAP purposes, the Company records a deferred charge to eliminate the expense recognition of income taxes paid on inter-Company profits that result from the sale of mortgages from IFC to the long-term operations. The amortization of the deferred charge is recorded in other expense rather than income tax expense. A deferred charge was recorded to eliminate the income tax effect resulting from gains on inter-company mortgage sales, which primarily represent the amount allocated to MSRs when they are sold to third parties. The deferred charge is amortized to expense over the expected life of the mortgages. Amortization of deferred charge was $27.2 million during 2005 as compared to $16.2 million during 2004. The year-over-year increase in the amortization of the deferred charge was the result of a higher average balance of deferred charge in 2005 as compared 2004 as a result of $16.9 billion in retentions of mortgages by the long-term investment operations from the mortgage operations in 2004. Also, the increase in amortization was associated with the higher loan prepayments in 2005 as compared to 2004.

Non-Interest Income

For the Year-ended December 31, 2006 compared to the Year-ended December 31, 2005

Changes in Non-Interest Income
(dollars in thousands)

	For the Year Ended December 31,
	2006	2005	Increase (Decrease)	% Change
Realized gain from derivative instruments	$204,435	$22,595	$181,840	805%
Change in fair value of derivative instruments	(113,017)	144,932	(257,949)	(178)
Gain on sale of loans	43,173	49,770	(6,597)	(13)
Provision for repurchases	(7,367)	(5,796)	(1,571)	(27)
Loss on lower of cost or market writedown	(34,001)	(4,465)	(29,536)	(662)
Amortization and impairment of mortgage servicing rights	(1,428)	(2,006)	578	29
Impairment on investment securities available-for-sale	(925)	-	(925)	(100)
(Gain) loss on sale of other real estate owned	(5,058)	1,888	(6,946)	(368)
Other income	34,414	13,888	20,526	148

Total non-interest income	$120,226	$220,806	$(100,580)	(46)%

           Realized Gain from Derivative Instruments.    Realized gains from derivative instruments increased by $181.8 million (805 percent) during 2006 as compared to 2005. The increase in realized gains from derivatives is due to the 94 basis point increase in the one-month LIBOR from the end of 2005, which has caused the floating rate payments received on swaps to increase above the fixed payments made. Realized gains from derivative instruments are recorded as current period expense or income on our consolidated financial statements and are included in the calculation of taxable income. Realized gains exclude the mark to market gains that are realized for tax purposes at the taxable REIT subsidiaries when the loans held-for-sale are deposited into the securitization trust, and the related derivatives are deposited into a swap trust. These gains are not realized for GAAP purposes, as the deposit of the derivatives into the swap trust are considered an inter-company transfer, as the REIT consolidates the swap trust. For GAAP purpose, these gains and losses are included in change in fair value of derivative instruments.

           Change in Fair Value of Derivative Instruments.    Change in fair value of derivative instruments decreased to a loss of $113.0 million during 2006 as compared to gains of $144.9 million during 2005. The decrease in market valuation was the result of the net cash payments received on the derivatives, which are recorded as realized gains. We primarily enter into derivative contracts to offset changes in cash flows associated with securitized mortgage liabilities. In our consolidated financial statements, we record a market valuation adjustment for these derivatives, as well as other derivatives used by the mortgage and commercial operations to hedge our loan pipeline and mortgage loans held-for-sale, as current period expense or revenue. Changes in the fair value of derivatives at IMH are not included as an addition or deduction for purposes of calculating estimated taxable income.

           Gain on Sale of Loans.    Gain on sale of loans decreased $6.6 million (13 percent) during 2006 as compared to 2005. The decrease was primarily due to an 18 percent decrease in whole loan sales and un-consolidated REMIC securitizations as the mortgage and commercial operations sold $7.1 billion of loans to third party investors including an $834.0 million un-consolidated REMIC during 2006 as compared to $8.7 billion and $633.9 million, respectively for 2005. Additionally, we use derivatives to protect the market value of mortgages from the point in time when we establish an interest rate lock commitment on a particular mortgage prior to its close until the eventual sale or securitization. Any changes in interest rates on mortgages that we have committed to acquire at a particular rate until we sell or securitize the mortgage generally results in an increase or decrease in the market value of the related derivative. For the year-ended December 31, 2006, we recorded an $8.8 million loss from the settlement of these derivatives as compared to a gain of $25.6 million for the year-ended December 31, 2005.

           Provision for Repurchases.    Provision for repurchases increased $1.6 million (27 percent) during 2006 as compared to 2005. The increase in the provision for repurchases was primarily due to an increase in outstanding loan repurchase requests to $182.0 million at the end of 2006 compared to $59.4 million at December 31, 2005.

           Loss on Lower of Cost or Market Writedown.    The loss on lower of cost or market ("LOCOM") writedown increased $29.5 million (662 percent), primarily due to an $18.8 million writedown on loans held-for-sale that were repurchased in the second quarter due to higher early payment defaults on whole loan sales.

For the Year-ended December 31, 2005 compared to the Year-ended December 31, 2004

Changes in Non-Interest Income
(dollars in thousands)

	For the Year Ended December 31,
	2005	2004	Increase (Decrease)	% Change
Realized gain (loss) from derivative instruments	$22,595	$(91,881)	$114,476	125%
Change in fair value of derivative instruments	144,932	96,575	48,357	50
Gain on sale of loans	49,770	25,134	24,636	98
Provision for repurchases	(5,796)	(405)	(5,391)	(1331)
Loss on lower of cost or market writedown	(4,465)	-	4,465	100
Amortization and impairment of mortgage servicing rights	(2,006)	(2,063)	57	3
Impairment on investment securities available-for-sale	-	(1,120)	1,120	100
Gain on sale of other real estate owned	1,888	3,901	(2,013)	(52)
Other income	13,888	10,948	2,940	27

Total non-interest income	$220,806	$41,089	$179,717	437%

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

           Change in Fair Value of Derivative Instruments.    Change in fair value of derivative instruments increased to $144.9 million during 2005 as compared to $96.6 million during 2004. The increase in market valuation adjustment was the result of an increase in future expectations of short-term interest rates which took place during 2005 as a result of stronger than expected employment growth and rising inflationary expectations. We primarily enter into derivative contracts to offset changes in cash flows associated with securitized mortgage liabilities. In our consolidated financial statements, we record a market valuation adjustment for these derivatives, as well as other derivatives used by the mortgage operations to hedge our loan pipeline and mortgage loans held-for-sale, as current period expense or revenue. Changes in fair value of derivatives at IMH are not included as an addition or deduction for purposes of calculating estimated taxable income.

           Gain on Sale of Loans.    Gain on sale of loans increased to $39.5 million during 2005 as compared to $24.7 million during 2004. The increase of $14.8 million is primarily due to a 64 percent increase in whole loan sales and a REMIC securitization as the mortgage operations sold $8.7 billion of loans to third party investors and a REMIC during 2005 as compared to $5.3 billion for the same period in 2004. Additionally, we use derivatives to protect the market value of mortgages from the point in time when we establish an interest rate lock commitment on a particular mortgage prior to its close until the eventual sale or securitization. Any changes in interest rates on mortgages that we have committed to acquire at a particular rate until we sell or securitize the mortgage generally results in an increase or decrease in the market value of the related derivative. For the year-ended December 31,

2005, we recorded a $25.6 million gain from the settlement of these derivatives as compared to a loss of $(24.3) million for the year-ended December 31, 2004.

           Provision for Repurchases.    Provision for repurchases increased $5.4 million (1331 percent) during 2005 as compared to 2004. The increase in the provision for repurchases was primarily due to an increase in outstanding loan repurchase requests at December 31, 2005.

           Loss on Lower of Cost or Market Writedown.    GAAP requires us to record our loans held-for-sale at the lower of cost or market (LOCOM) value. Market conditions at the end of 2005, such as widening of credit and bond spreads and an oversupply of mortgage inventory, resulted in the loans decreasing in value below cost are at end of 2005 resulting in us recording a $4.5 million LOCOM adjustment.

Non-Interest Expense

For the Year-ended December 31, 2006 compared to the Year-ended December 31, 2005

Changes in Non-Interest Expense
(dollars in thousands)

	For the Year Ended December 31,
	2006	2005	Increase (Decrease)	% Change
		restated
Personnel expense	$65,082	$77,508	$(12,426)	(16)%
General and administrative and other expense	19,867	25,384	(5,517)	(22)
Professional services	8,762	9,496	(734)	(8)
Equipment expense	7,791	5,420	2,371	44
Occupancy expense	8,735	5,018	3,717	74
Data processing expense	5,101	4,387	714	16

Total operating expense	115,338	127,213	(11,875)	(9)

Total non-interest expense	$115,338	$127,213	$(11,875)	(9)%

           Operating expenses.    Operating expenses include personnel expense, general and administrative and other expense, professional services, equipment expense, occupancy expense and data processing expense. Operating expenses decreased by $11.9 million (9 percent), as the Company continued to reduce headcount to offset decreases in loan production. Total acquisitions and originations declined to $12.6 billion for 2006 as compared to $22.3 billion in 2005, we continued to evaluate personnel levels needed to support the current levels of production. In addition, a decrease in staffing caused a decrease of $5.5 million (22 percent), in general and administrative and other expenses.

           In compliance with Financial Accounting Standard No. 146 "Accounting for Costs Associated with Exit or Disposal Activities," $2.3 million of costs relating to the Company's ceased use of the buildings leased in Newport Beach, California were recorded in the fourth quarter of fiscal 2006. Additionally, in accordance with Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company recorded an impairment charge on the leasehold improvements located at the Newport Beach, California facilities in the amount of $1.3 million during the fourth quarter of fiscal 2006.

For the Year-ended December 31, 2005 compared to the Year-ended December 31, 2004

Changes in Non-Interest Expense
(dollars in thousands)

	For the Year Ended December 31,
	2005	2004	Increase (Decrease)	% Change
	restated	restated
Personnel expense	$77,508	$60,420	$17,088	28%
General and administrative and other expense	25,384	17,097	8,287	48
Professional services	9,496	4,374	5,122	117
Equipment expense	5,420	3,689	1,731	47
Occupancy expense	5,018	3,658	1,360	37
Data processing expense	4,387	3,608	779	22

Total operating expense	127,213	92,846	34,367	37

Total non-interest expense	$127,213	$92,846	$34,367	37%

           Operating costs rose by $34.4 million, or 37 percent, as the Company continued to upgrade and expand the staffs of primarily our Information Technology and Internal Audit departments. Although the mortgage operations acquisitions and originations remained substantially unchanged at $22.3 billion for 2005 as compared to $22.2 billion in 2004, we continued to hire personnel to support the current levels of production. Operating costs also increased during 2005 due to the expansion of our wholesale mortgage operations into the Midwest and East Coast including the hiring of mortgage professionals and the assumption of certain premises and operating leases. In addition, an increase in staffing caused an increase of $8.3 million, or 48 percent, in general and administrative and other expense while occupancy expense increased to $5.0 million, or 37 percent, during 2005 as compared to $3.7 million during 2004. In order to accommodate expansion, we entered into premises leases for office space directly surrounding our main corporate facility in Newport Beach, California. The expansion of our operations within a geographically centralized area allows us to maintain our centralized operating approach.

Results of Operations by Business Segment

           We operate four core businesses:

  •
  the Long-Term Investment Operations;

  •
  the Mortgage Operations;

  •
  the Commercial Operations; and

  •
  the Warehouse Lending Operations.

Long-Term Investment Operations

For the Year-ended December 31, 2006 compared to the Year-ended December 31, 2005

Condensed Statements of Operations Data
(dollars in thousands)

	For the Year Ended December 31,
	2006	2005	Increase (Decrease)	% Change
Net interest income (expense) after provison for loan losses	$(117,151)	$74,604	$(191,755)	(257)%
Provision for loan losses	43,139	30,563	12,576	41

Net interest income (expense) after provison for loan losses	(160,290)	44,041	(204,331)	(464)
Realized gain from derivative instruments	203,957	22,595	181,362	803
Change in fair value of derivative instruments	(114,490)	155,695	(270,185)	(174)
Other non-interest income (expense)	(2,681)	3,554	(6,235)	(175)

Total non-interest income	86,786	181,844	(95,058)	(52)
Non-interest expense and income taxes	18,259	16,109	2,150	13

Net (loss) earnings	$(91,763)	$209,776	$(301,539)	(144)%

           Net interest income.    Net interest income decreased $191.8 million (257 percent) primarily due to a 29 percent increase in borrowing cost on securitized mortgage borrowings as the one-month LIBOR increased approximately 94 basis points in 2006. The long-term investment operations acquired $5.8 billion of mortgages from the mortgage and commercial operations. The acquisition of mortgages by the long-term investment operations was primarily financed by the securitization of $5.9 billion of securitized mortgages. The adjusted net interest margin on mortgages held as securitized mortgage collateral remained relatively flat at 0.37 percent during 2006 from 0.39 percent during 2005. Adjusted net interest margin on mortgages held in the long term mortgage portfolio is calculated by subtracting interest expense on securitized mortgage borrowings, accretion of loan discounts related to the long-term investment operations from interest income including realized gains from derivatives on mortgages held as securitized mortgage collateral, and loans held for investment (2.9 million) and dividing by the average mortgages held as securitized mortgage collateral and loans held for investment (47.1 million) in the yield table above.

           Non-interest income.    Non-interest income for the long-term investment operations is primarily derived from realized gains from derivative instruments and change in fair value of derivative instruments. During 2006, non-interest income decreased $95.1 million (52 percent) primarily due to increases of $181.4 million in realized gains from derivative instruments offset by a decrease of $270.2 million in change in fair value of derivative instruments. The change in the fair value of the derivatives is the result of the cash receipts received on the derivatives (realized gains on derivatives) compounded by short term borrowing rates rising faster than fixed rate mortgage loans.

           On January 1, 2006, we elected to change IMCC from a qualified REIT subsidiary to a taxable REIT subsidiary which is consistent with the remaining mortgage operations. The loan portfolio remains as part of the REIT assets while the commercial origination operations, ICCC, will be subject to state and federal income taxes beginning in 2006.

For the Year-ended December 31, 2005 compared to the Year-ended December 31, 2004

Condensed Statements of Operations Data
(dollars in thousands)

	For the Year Ended December 31,
	2005	2004	Increase (Decrease)	% Change
Net interest income	$74,604	$231,944	$(157,340)	(68)%
Provision for loan losses	30,563	24,851	5,712	23

Net interest income after provison for loan losses	44,041	207,093	(163,052)	(79)
Realized gain (loss) from derivative instruments	22,595	(91,881)	114,476	125
Change in fair value of derivative instruments	155,695	96,575	59,120	61
Other non-interest income	3,554	14,756	(11,202)	(76)

Total non-interest income	181,844	19,450	162,394	835
Non-interest expense and income taxes	16,109	11,241	4,868	43

Net earnings	$209,776	$215,302	$(5,526)	(3)%

           Net interest income.    Net interest income decreased 68 percent to $74.6 million for 2005 as compared to $231.9 million for 2004 primarily due to a 153 percent increase in borrowing cost on mortgage assets as one-month LIBOR increased approximately 200 basis points in 2005. The long-term investment operations acquired $12.2 billion of mortgages from the mortgage operations and originated $798.5 million of commercial mortgages. The acquisition and origination of mortgages by the long-term investment operations was primarily financed by the securitization of $14.0 billion of securitized mortgages. The adjusted net interest margin on mortgages held as securitized mortgage collateral declined 52 basis points to 0.39 percent during 2005 as compared to 0.91 percent during 2004. The decline in adjusted net interest margin was primarily due to (1) an increase in short-term interest rates, (2) an increase in the amortization of loan premiums, securitization costs and bond discounts as a result of higher than expected mortgage prepayments and, to a lesser extent, (3) higher leverage and lower net interest margins on certain securitized mortgages completed during the second half of 2005, as previously discussed. Adjusted net interest margin on mortgages held as securitized mortgage collateral is calculated by subtracting interest expense on securitized mortgage borrowings, accretion of loan discounts and cost of derivatives from interest income on mortgages held as securitized mortgage collateral and dividing by average mortgages held as securitized mortgage collateral in the yield table above.

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

Mortgage Operations

For the Year-ended December 31, 2006 compared to the Year-ended December 31, 2005

Condensed Statements of Operations Data
(dollars in thousands)

	For the Year Ended December 31,
	2006	2005	Increase (Decrease)	% Change
Net interest income (expense)	$(9,091)	$3,824	$(12,915)	(338)%
Provision for loan losses	4,272	-	4,272	100

Net interest income (expense) after provison for loan losses	$(13,363)	$3,824	$(17,187)	(449)
Gain on sale of loans	92,778	132,035	(39,257)	(30)
Provision for repurchases	(7,367)	(5,796)	(1,571)	(27)
Loss on lower of cost or market writedown	(34,000)	(4,465)	(29,535)	(661)
Other income (loss)	31,477	(10,351)	41,828	404
Non-interest expense and income taxes	87,754	100,279	(12,525)	(12)

Net (loss) earnings	$(18,229)	$14,968	$(33,197)	(222)%

           The mortgage operations generates income by securitizing or selling mortgages to permanent investors, including the long-term investment operations and, to a lesser extent, earns revenue from fees associated with mortgage servicing rights, master servicing agreements and interest income earned on mortgages held-for-sale.

           Net earnings for the mortgage operations decreased $33.2 million (222 percent) primarily due to the following changes:

  •
  decrease of $12.9 million in net interest income (expense);

  •
  decrease of $39.3 million in gains from the sale of loans;

  •
  increase in charges to expense of $29.5 million for the write-down of loans held-for-sale;

  •
  decrease in non-interest expenses of $12.5 million; offset by

  •
  increase in other income of $41.8 million.

           Net interest income dropped 338 percent during 2006 as the yields on borrowings for mortgage loans held-for-sale increased 146 basis points during 2006, primarily the result of a 94 basis point increase in the one-month LIBOR during 2006.

           Gains from the sale of loans decreased 30 percent as a result of lower volumes of mortgages sold to the long-term investment operations and third party investors resulted in a decrease in gain (loss) on sale of loans. The mortgage operations sold $12.2 billion to the long-term investment operations and third party investors in 2006, 43 percent less than the $21.4 billion sold in 2005. Gain (loss) on sale of loans includes the difference between the price at which we acquire or originate mortgages and the price we receive upon the sale or securitization of mortgages plus or minus direct mortgage origination revenue and costs, e.g. loan and underwriting fees, commissions, appraisal review fees and document processing expenses. Gain on sale of loans acquired or originated by the mortgage operations also includes a premium for the sale of mortgage servicing rights upon the sale or securitization of mortgages. In order to minimize risks associated with the accumulation of mortgages, we seek to securitize or sell mortgages monthly thereby reducing our exposure to interest rate risk and price volatility during the accumulation period of mortgages. Additionally, as required by GAAP, the Company recorded loans held-for-sale at the lower of cost or market resulting in a $34.0 million write-down as current market conditions, such as the widening of credit and bond spreads and a lack of demand for mortgage product forced the loans to drop in value prior to securitization, sale or transfer. The $34.0 million write-down was primarily attributable to loans repurchased during the second and fourth quarter of fiscal 2006. The mortgage operations are reflected as a stand-alone entity for segment financial reporting purposes; however, on the consolidated financial statements inter-company loan sales and related gains are eliminated.

           Other income increased $41.8 million as the Company earned more fees in the current year from loan servicing fees and interest income on custody accounts. Additionally this change includes a $20.5 million increase as a result of a favorable mark to market adjustment on the derivatives at the mortgage operations.

           Non-interest expense and income taxes decreased $12.5 million as operating expenses decreased 25 percent to $77.5 million in 2006. Mortgage acquisitions and originations decreased 44 percent, while personnel expenses decreased 56 percent to $25.0 million in 2006 as compared to $56.2 million for 2005, as the Company reduced personnel levels complementary to the reduced production volume. Also included in operating expenses for 2006 was $2.1 million and $1.3 million recorded in the fourth quarter for contract termination charges and impaired leasehold improvements, respectively, recorded as a result of the Company's move from the Newport Beach, California facilities. The mortgage operations recorded income taxes of $10.3 million for 2006 as compared to a tax benefit of $3.3 million for 2005.

For the Year-ended December 31, 2005 compared to the Year-ended December 31, 2004

Condensed Statements of Operations Data
(dollars in thousands)

	For the Year Ended December 31,
	2005	2004	Increase (Decrease)	% Change
Net interest income	$3,824	$14,744	$(10,920)	(74)%
Provision for loan losses	-	-	-	-

Net interest income after provison for loan losses	$3,824	$14,744	$(10,920)	(74)
Gain on sale of loans	132,035	137,514	(5,479)	(4)
Provision for repurchases	(5,796)	(405)	(5,391)	(1331)
Loss on lower of cost or market writedown	(4,465)	-	(4,465)	(100)
Other income (loss)	(10,351)	(13,261)	2,910	22
Non-interest expense and income taxes	100,279	95,648	4,631	5

Net earnings	$14,968	$42,944	$(27,976)	(65)%

           The mortgage operations generates income by securitizing and selling mortgages to permanent investors, including the long-term investment operations and to a lesser extent, earns revenue from fees associated with mortgage servicing rights, master servicing agreements and interest income earned on mortgages held-for-sale.

           Net earnings for the mortgage operations were $14.9 million during 2005 as compared to $42.9 million during 2004. The decrease in net earnings was primarily due to decreases of $10.9 million in net interest income and $10.5 million in non-interest income, offset by an increase in non-interest expense and income taxes of $6.5 million.

           Net interest income dropped 74 percent during 2005 to $3.8 million as compared to $14.7 million for 2004. Although interest income on mortgage assets increased 106 percent to $127.0 million as compared to $61.7 million for 2004, borrowing costs, which are tied to one-month LIBOR, increased approximately 200 basis points which caused borrowing costs to increase faster than the adjustments on our assets and resulted in an overall decrease in net interest income.

           Non-interest income decreased 8 percent during 2005 primarily due to a $15.3 million decrease in gain (loss) on sale of loans. Lower volumes of mortgages sold to the long-term investment operations and third party investors resulted in a decrease in gain (loss) on sale of loans. The mortgage operations sold $20.9 billion to the long-term investment operations and third party investors in 2005, 6 percent less than the $22.2 billion sold in 2004. Gain (loss) on sale of loans includes the difference between the price at which we acquire or originate mortgages and the price we receive upon the sale or securitization of mortgages plus or minus direct mortgage origination revenue and costs, i.e. loan and underwriting fees, commissions, appraisal review fees and document processing expenses. Gain on sale of loans acquired or originated by the mortgage operations also includes a premium for the sale of mortgage servicing rights upon the sale or securitization of mortgages including REMICs and securitized mortgages. In order to minimize risks associated with the accumulation of our mortgages, we seek to securitize or sell mortgages monthly thereby reducing our exposure to interest rate risk and price volatility during the accumulation period of mortgages. Additionally, as required by GAAP, the Company recorded loans held-for-sale at the lower of cost or market resulting in a $4.5 million write down as current market conditions, such as the widening of credit and bond spreads and a lack of demand for mortgage product forced the loans to drop in value at year-end.

           Additionally, net earnings decreased as non-interest expense and income taxes increased $6.5 million as operating expenses increased 39 percent to $103.6 million in 2005. Mortgage acquisitions and originations remained substantially unchanged from period to period however personnel expenses increased 19 percent to $56.2 million in 2005 as compared to $47.1 million for 2004, as a result of increasing staff levels as needed by higher production levels starting in 2004 as well as an increase in infrastructure costs in information technology and internal audit required for compliance to Sarbanes-Oxley regulations. Also included in non-interest expense are legal and professional fees which increased 197 percent to $10.4 million as compared to $3.5 million for 2004, business promotion expenses which increased 159 percent to $7.5 million as compared to $2.9 million for 2004 and general and administrative expenses which increased to $11.4 million as compared to $8.7 million for 2004. Operating expenses are partially offset when netted against income taxes as the mortgage operations recorded a tax benefit of $3.3 million for 2005 as compared to a tax expense of $20.9 million in 2004 million primarily due to an increase in operating losses at IFC.

Commercial Operations

For the Year-ended December 31, 2006 compared to the Year-ended December 31, 2005

Condensed Statements of Operations Data
(dollars in thousands)

For the Year Ended December 31, 2006
Net interest income	$158
Non-interest income	5,602
Non-interest expense and income taxes	13,525

Net loss	$(7,765)

           On January 1, 2006, we elected to convert Impac Commercial Capital Corporation "ICCC" from a qualified REIT subsidiary to a taxable REIT subsidiary. Therefore, there is no corresponding year over year comparison.

           Net loss for the commercial operations was $7.8 million for the year-ended December 31, 2006. Non-interest income was $5.6 million in 2006 as a result of gains on loans sold to IMH, which generated gains for ICCC of $17.9 million, offset by the change in fair value of derivative instruments which was $12.3 million during 2006. The amount of market valuation adjustment on derivative instruments is the result of changes in the expectation of future interest rates. Additionally, non-interest expense was $12.1 million and income taxes were $1.5 million. The commercial operations are reflected as a stand-alone entity for segment financial reporting purposes; however, on the consolidated financial statements inter-company loan sales and related gains are eliminated.

           The commercial operations provide high credit quality loans which historically have had lower default rates and longer lives. The Company has increased the commercial loan originations by 23 percent during 2006, compared to 2005.

Warehouse Lending Operations

For the Year-ended December 31, 2006 compared to the Year-ended December 31, 2005

Condensed Statements of Operations Data
(dollars in thousands)

	For the Year Ended December 31,
	2006	2005	Increase (Decrease)	% Change
Net interest income	$34,509	$55,725	$(21,216)	(38)%
Provision for loan losses	(85)	-	(85)	(100)
Non-interest income	3,516	7,760	(4,244)	(55)
Non-interest expense and income taxes	7,539	7,542	(3)	(0)

Net earnings	$30,571	$55,943	$(25,372)	(45)%

           The warehouse lending operations primarily generate net earnings from net interest income earned from the difference between its cost of borrowings and the interest earned on warehouse advances and, to a lesser extent, fees from warehouse lending transactions. The warehouse lending operations provide warehouse financing to affiliated companies, including the mortgage operations, the commercial operations, the long-term investment operations and to approved, non-affiliated clients, some of which are correspondents of the mortgage and/or commercial operations.

           Net earnings from the warehouse lending operations decreased $25.4 million (45 percent) primarily due to a $21.2 million decrease in net interest income. Net interest income decreased during 2006 as average finance receivables outstanding decreased $77.3 million during 2006.

For the Year-ended December 31, 2005 compared to the Year-ended December 31, 2004

Condensed Statements of Operations Data
(dollars in thousands)

	For the Year Ended December 31,
	2005	2004	Increase (Decrease)	% Change
Net interest income	$55,725	$45,822	$9,903	22%
Provision for loan losses	-	6,076	(6,076)	(100)
Non-interest income	7,760	10,592	(2,832)	(27)
Non-interest expense and income taxes	7,542	6,899	643	9

Net earnings	$55,943	$43,439	$12,504	29%

           Net earnings from the warehouse lending operations were $55.9 million for 2005 as compared to $43.4 million for 2004. The increase in net earnings of $12.5 million was primarily due to a $10.0 million increase in net interest income to $55.7 million during 2005 as compared to $45.8 million during 2004. Net interest income rose for 2005 as one-month LIBOR rates increased approximately 200 basis points resulting in higher interest earnings on warehouse advances to affiliated companies. Additionally, net interest income rose 22 percent on year-over-year basis as total average finance receivables rose 22 percent to $2.8 billion during 2005 as compared to $2.3 billion during 2004.

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

           Refer to Note J. "Segment Reporting" in the notes to consolidated financial statements for financial results of the operating segments and see Item 1. Business for additional detail regarding the operating structure.

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

           ALCO participants include senior executives of the mortgage operations, commercial operations and warehouse lending operations. ALCO meets on a weekly basis to review current and projected sources and uses of funds. ALCO monitors the composition of the balance sheet for changes in the liquidity of our assets. Our primary liquidity consists of cash and cash equivalents; short-term securities available-for-sale and maturing mortgages, or "liquid assets."

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

  •
  acquisition and origination of mortgages by the mortgage and commercial operations;

  •
  long-term investment in mortgages by the long-term investment operations;

  •
  provide short-term warehouse advances by the warehouse lending operations;

  •
  pay interest on debt;

  •
  distribute common and preferred stock dividends; and

  •
  pay operating and non-operating expenses.

           Acquisition and origination of mortgages by the mortgage and long-term investment operations.    During 2006, the mortgage and commercial operations originated or acquired $12.6 billion of primarily Alt-A mortgages, of which $5.8 billion were retained by the long-term investment operations from the mortgage and commercial operations for long-term investment. Capital invested in mortgages is outstanding until we sell or securitize mortgages, which is one of the reasons we attempt to sell or securitize mortgages within 90 days of acquisition or origination. Initial capital invested in mortgages includes premiums paid when mortgages are acquired and originated and our capital investment, or "haircut," required upon financing, which is generally determined by the type of collateral provided. The mortgage operations acquired and originated $11.6 billion of residential mortgages at a weighted average price of 101.68, which were financed with warehouse borrowings from the warehouse lending operations at a haircut generally between 2 percent to 15 percent of the outstanding principal balance of the mortgages. In addition, ICCC originated $983.4 million of commercial mortgages at a weighted average price of 100.02 which were initially financed with short-term reverse repurchase financing from the warehouse lending operations at a haircut of generally 3 percent of the outstanding principal balance of the mortgages.

           Long-term investment in mortgages by the long-term investment operations.    The long-term investment operations acquire primarily Alt-A mortgages from the mortgage and commercial operations and finance them with reverse repurchase borrowings from the warehouse lending operations at substantially the same terms as the mortgage and commercial operations. When the long-term investment operations finance mortgages with long-term securitized mortgage borrowings, short-term reverse repurchase financing is repaid. Then, depending on credit ratings from national credit rating agencies on our securitized mortgages, we are generally required to provide an over-collateralization, or "OC", of 0.35 percent to 1 percent of the principal balance of mortgages securing securitized mortgage financing as compared to a haircut of 2 percent to 10 percent of the principal balance of mortgages securing short-term reverse repurchase financing. Our total capital investment in securitized mortgages generally ranges from approximately 2 percent to 5 percent of the principal balance of mortgages securing securitized mortgage borrowings which includes premiums paid upon acquisition of mortgages from the mortgage operations, costs paid for completion of securitized mortgages, costs to acquire derivatives and OC required to achieve desired credit ratings. Commercial mortgages are financed on a long-term basis with securitized mortgage borrowings at substantially the same rates and terms as Alt-A mortgages. Commercial loans generally have a 3 percent haircut on reverse repurchase lines and initial over collateralization target of 2.75 percent to 3.37 percent

           Provide short-term warehouse advances by the warehouse lending operations.    We utilize committed and uncommitted reverse repurchase facilities with various lenders to provide short-term warehouse financing to affiliates and non-affiliated clients of the warehouse lending operations. The warehouse lending operations provide short-term financing to the mortgage and commercial operations and non-affiliated clients from the closing of mortgages to their sale or other settlement with investors. The warehouse lending operations generally finance between 90 percent and 98 percent of the fair market value of the principal balance of mortgages, which equates to a haircut requirement of between 10 percent and 2 percent, respectively, at one-month LIBOR, plus a spread. The mortgage and commercial operations have uncommitted warehouse line agreements to obtain financing from the warehouse lending operations at one-month LIBOR plus a spread during the period that the mortgage operation accumulate mortgages until the mortgages are securitized or sold. As of December 31, 2006, the mortgage and commercial operations had $1.4 billion and $180.4 million, respectively, of warehouse advances outstanding with the warehouse lending operations. In addition, as of December 31, 2006, the warehouse lending operations had $724.0 million of approved warehouse lines available to non-affiliated clients, of which $306.3 million was outstanding.

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

           Pay common and preferred stock dividends and trust preferred payments.    We paid common stock dividends of $72.3 million and preferred stock dividends of $14.7 million during 2006, which we generated from our operating activities. We are required to distribute a minimum of 90 percent of our taxable income to our stockholders in order to maintain our REIT status, exclusive of the application of any tax loss carry forwards that may be used to offset current period taxable income. Because we pay dividends based on taxable income, dividends may be more or less than net earnings. We paid total regular cash dividends of $0.95 per common share in 2006 which met taxable income distribution requirements for the year. We also paid interest of $9.3 million attributable to the junior subordinated debt issued by the Company in connection with our trust preferred offerings. See "Issuance of Common and Preferred Stock" for a discussion of the terms of our outstanding series of preferred stock and "Note U—Trust Preferred Securities" in the accompanying notes to the consolidated financial statements.

           A portion of dividends paid to IMH's stockholders came from dividend distributions from the mortgage and commercial operations, a taxable REIT subsidiary, to IMH. During 2006, the mortgage and commercial operations provided a combined dividend distribution of $7.4 million to IMH. Because the mortgage and commercial operations may seek to retain earnings to fund the acquisition and origination of mortgages or to expand their operations, the board of directors of our taxable REIT subsidiaries may decide that the mortgage and commercial operations should cease making dividend distributions in the future. This could reduce the amount of taxable income that would be distributed to IMH stockholders in the form of dividend payment amounts.

           Our operating businesses are primarily funded as follows:

  •
  Securitized mortgage borrowings and reverse repurchase agreements;

  •
  excess cash flows from our long-term mortgage portfolio;

  •
  sale and securitization of mortgages;

  •
  cash proceeds from the issuance of common and preferred stock; and

  •
  cash proceeds from the exercise of stock options.

           Reverse repurchase agreements and securitized mortgage borrowings.    We use reverse repurchase agreements to fund substantially all financing to affiliates and non-affiliated clients and for the acquisition and origination of Alt-A and commercial mortgages. As we accumulate mortgages, we finance the acquisition of mortgages primarily through borrowings on reverse repurchase facilities with third party lenders. We primarily use uncommitted and committed facilities with major investment banks to finance substantially all warehouse financing, as needed. During 2006 the reverse repurchase facilities borrowing limits amounted to $5.7 billion, of which $1.9 billion was outstanding at December 31, 2006. The warehouse facilities provide us with a higher aggregate credit limit to fund the acquisition and origination of mortgages at terms comparable to those we have received in the past. These warehouse facilities may have certain covenant tests which we are required to satisfy. For a discussion of the Company's compliance with its financial covenants see "Note I—Reverse Repurchase Agreements" in the accompanying notes to the consolidated financial statements. From time to time, we may also receive additional uncommitted interim financing from our lenders in excess of our permanent borrowing limits to finance mortgages during the accumulation phase and prior to securitizations or whole loan sales.

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

           In order to mitigate the liquidity risk associated with reverse repurchase agreements, we attempt to sell or securitize our mortgages within 90 days from acquisition or origination. Although securitizing mortgages more frequently adds operating and securitization costs, we believe the added cost is offset as liquidity is provided more frequently with less interest rate and price volatility, as the accumulation and holding period of mortgages is shortened. When we have accumulated a sufficient amount of mortgages, we seek to issue securitized mortgages and convert short-term advances under reverse repurchase agreements to long-term securitized mortgage borrowings. The use of securitized mortgage borrowings provides the following benefits:

  •
  allows us to use long-term financing for the duration of the securitized mortgage asset secured by the underlying mortgages; and

  •
  eliminates margin calls on the borrowings that are converted from reverse repurchase agreements to securitized mortgage borrowings as well as associated derivatives used to manage interest rate risks on securitized mortgage borrowings.

           During 2006, we securitized $5.9 billion of mortgages to provide long-term financing for the retention of $5.3 billion of primarily Alt-A mortgages and $526.6 million of commercial mortgages. Because of the credit profile, historical loss performance and prepayment characteristics of our Alt-A mortgages, we have been able to borrow a higher percentage against the principal balance of mortgages held as securitized mortgage collateral, which means that we have to provide less initial capital upon completion of securitized mortgages. Capital investment in the securitized mortgages is established at the time securitized mortgages are issued at levels sufficient to achieve desired credit ratings on the securities from credit rating agencies.

           Excess cash flows from our long-term mortgage portfolio.    We receive excess cash flows on mortgages held as securitized mortgage collateral after distributions are made to investors on securitized mortgage borrowings to the extent cash or other collateral required to maintain desired credit ratings on the securitized mortgages is fulfilled and can be used to provide funding for some of the long-term investment operations' activities. Excess cash flows represent the difference between principal and interest payments on the underlying mortgages, adjusted by the following:

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

           Sale and securitization of mortgages.    We sell and securitize loans in the following ways:

  •
  When the mortgage and commercial operations accumulate a sufficient amount of mortgages that are intended to be deposited into a securitized mortgage trust, it sells the mortgages to the long-term investment operations;

  •
  When selling mortgages on a whole loan basis, the mortgage operations will accumulate mortgages and enter into sales transactions with third party investors on a monthly basis; and

           The mortgage and commercial operations sold $5.8 billion of mortgages to the long-term investment operations during 2006 and sold $7.1 billion of mortgages to third party investors and through un-consolidated REMICs and whole loan sales. The mortgage operations sold mortgage servicing rights on all mortgages sold during 2006. The sale of mortgage servicing rights generated substantially all of its cash, which was used to acquire and originate additional mortgage assets.

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

           Issuance of Common and Preferred Stock.    We have a shelf registration statement that allows us to sell up to $1.0 billion of securities, including common stock, preferred stock, debt securities and warrants. By issuing new shares periodically throughout the year, we believe that we were able to utilize new capital more efficiently and profitably.

           On September 30, 2005, the Company entered into a common stock sales agreement with Brinson Patrick Securities Corporation (Brinson Patrick) for the sale of up to 7.5 million shares of its common stock from time to time through Brinson Patrick as sales agent. As of December 31, 2005, we sold 363,700 shares of common stock and received net proceeds of $4.2 million. Brinson Patrick received a commission of 3 percent of the gross sales price per share of the shares of common stock sold pursuant to the sales agreement, which amounted to an aggregate commission of $131,000. No shares were sold during 2006.

           On September 30, 2005, the Company also entered into a Preferred Stock sales agreement with Brinson Patrick, for the sale of up to 800,000 shares of its 9.125% Series C Cumulative Redeemable Preferred Stock (Series C Preferred Stock) from time to time through Brinson Patrick as sales agent. During the year ended December 31, 2006, we sold 72,800 shares of Series C Preferred Stock, and received net proceeds of approximately $1.7 million. Brinson Patrick received a commission of 3 percent of the gross sales price per share of the shares of preferred stock sold pursuant to the sales agreement, which amounted to an aggregate commission of $52,000. During the fourth quarter of 2006, we sold 60,100 shares, received net proceeds of $1.4 million and paid an aggregate commission of $43,000.

           In May 2004, we completed the sale of 2.0 million shares of 9.375% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share, liquidation preference $25.00 per share, or "series B preferred stock." Dividends on the series B preferred stock are payable quarterly in arrears on or before March 31, June 30, September 30 and December 31 of each year. The shares of series B preferred stock have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities. Holders of shares of series B preferred stock generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters and in certain other events. The Company may not redeem the series B preferred stock until May 29, 2009 except in limited circumstance to preserve the Company's status as a real estate investment trust. On or after May 29, 2009, the Company may, at its option, redeem the series B preferred stock in whole or in part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends (whether or not declared), if any, to and including the redemption date.

           In November and December, 2004, we completed the sale of an aggregate of 4.3 million shares of 9.125% Series C Cumulative Redeemable Preferred Stock, par value $0.01 per share, liquidation preference $25.00 per share, or "series C preferred stock." We have also sold 72,800 and 71,200 shares of series C preferred stock during 2006 and 2005, respectively. Dividends on the series C preferred stock are payable quarterly in arrears on or before March 31, June 30, September 30 and December 31 of each year. The shares of series C preferred stock have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities. Holders of shares of series C preferred stock generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters and in certain other events. The Company may not redeem the series C preferred stock until November 23, 2009 except in limited circumstances to preserve the

Company's status as a real estate investment trust. On or after November 23, 2009, the Company may, at its option, redeem the series C preferred stock in whole or in part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends (whether or not declared), if any, to and including the redemption date.

           Cash proceeds from the issuance of trust preferred securities.    During 2005, the Company formed four wholly-owned trust subsidiaries (Trusts) for the purpose of issuing an aggregate of $99.2 million of trust preferred securities (the Trust Preferred Securities). The proceeds from the sale thereof were invested in junior subordinated debt issued by the Company. All proceeds from the sale of the Trust Preferred Securities and the common securities issued by the Trusts are invested in junior subordinated notes (Notes), which are the sole assets of the Trusts. The Trusts pay dividends on the Trust Preferred Securities at the same rate as paid by the Company on the Notes held by the Trusts. The Company received net proceeds of $93.2 million from the issuance of the trust preferred securities. See Note U to the consolidated financial statements for a further description of the trust preferred securities.

           Cash proceeds from the issuance of stock options.    During 2006 and 2005, the Company received $755 thousand and $6.4 million in cash proceeds, respectively, from the issuance of common stock associated with the exercise of stock options.

           The changes in cash flows for operating, investing and financing activities, presents the 2005 and 2004 restated cash flows. The Company restated the cashflow statements for 2005 and 2004 to eliminate the effects of intercompany transfers of loans.

           Operating Activities.    Net cash used in operating activities was $5.0 billion for 2006 as compared to $13.1 billion for 2005 and $17.1 billion for 2004. For 2006, the purchase of mortgages, of $12.7 billion was the primary use of cash in operating activities. Funds used in operating activities during 2006 were partially offset by sales of mortgages of $7.4 billion.

           Investing Activities.    Net cash provided by investing activities was $9.1 billion for 2006 as compared to $9.3 billion for 2005 and $4.3 billion for 2004. For 2006, 2005 and 2004 net cash of $9.0 billion, $9.9 billion and $4.6 billion, respectively, was provided by principal repayments on our securitized mortgage collateral.

           Financing Activities.    Net cash (used in) provided by financing activities was $(4.1) billion for 2006, $3.6 billion for 2005 and $13.0 billion for 2004. For 2006, 2005 and 2004, net cash (used in) provided by as a result of securitized mortgage financing, net of principal repayments was $(3.5) billion, $2.7 billion and $12.7 billion, respectively.

Inflation

           The consolidated financial statements and corresponding notes to the consolidated financial statements have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased costs of our operations during each of 2006, 2005 and 2004. Unlike industrial companies, nearly all of our assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Inflation affects our operations primarily through its effect on interest rates, since interest rates normally increase during periods of high inflation and decrease during periods of low inflation. During periods of increasing interest rates, demand for mortgages and a borrower's ability to qualify for mortgage financing in a purchase transaction may be adversely affected. During periods of decreasing interest rates, borrowers may prepay their mortgages, which in turn may adversely affect our yield and subsequently the value of our portfolio of mortgage assets.

Off Balance Sheet Arrangements

           In the ordinary course of business, we sold whole pools of loans with recourse for borrower defaults. When whole pools are sold as opposed to securitized, the third party has recourse against us for certain borrower defaults. Because the loans are no longer on our balance sheet, the recourse component is considered a guarantee. During 2006, we sold $6.3 billion of loans with recourse for borrower defaults compared to $8.1 billion in 2005. We maintained a $15.3 million reserve related to these guarantees as of December 31, 2006 compared with a reserve of $10.4 million as of December 31, 2005. During 2006 we paid $183.8 million in cash to repurchase loans sold to third parties. In 2005, we paid $29.7 million in cash to repurchase loans sold to third parties in prior periods. We subsequently finance or sell the repurchased loans.

           See disclosures in the consolidated notes to the financial statements under "Commitments and Contingencies" for other arrangements that qualify as off balance sheet arrangements.

Contractual Obligations

           As of December 31, 2006, we had the following contractual obligations (in thousands):

	Payments Due by Period
	Total	Less than one year	One to Three Years	Three to Five Years	More than Five Years
Securitized mortgage borrowings (1)	$20,563,911	$8,225,853	$7,349,986	$3,100,915	$1,887,157
Reverse repurchase agreements	1,880,395	1,880,395	-	-	-
Rate-locked mortgage pipeline	772,738	772,738	-	-	-
Trust preferred securities	96,250	-	-	-	96,250
Premises operating lease agreements	77,841	10,879	16,737	15,160	35,064

Total Contractual Obligations	$23,391,135	$10,889,865	$7,366,723	$3,116,075	$2,018,471

(1)
Payments on securitized mortgage borrowings are based on anticipated receipts of principal on underlying mortgage loan collateral using expected prepayment rates. If actual mortgage prepayment rates differ from our estimates, the payment amounts will vary from the reported amounts.

           For additional information regarding our commitments refer to "Note J—Securitized Mortgage Borrowings" and "Note P—Commitments and Contingencies" in the accompanying notes to the consolidated financial statements.

RATIO OF EARNINGS TO FIXED CHARGES AND
RATIO OF EARNINGS TO COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS

           The following table displays our ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends (1)(2):

	For the year ended December 31,
	2006		2005	2004	2003		2002
			restated	restated	restated		restated
Ratio of earnings to fixed charges	-	(4)	1.26	1.63	1.73		1.32

Ratio of earnings to combined fixed charges and preferred stock dividends	-	(4)	1.24	1.61	1.73	(3)	1.32	(3)

(1)
Earnings used in computing the ratio of earnings to fixed charges consist of net earnings before income taxes plus fixed charges. Fixed charges include interest expense on debt and the portion of rental expense deemed to represent the interest factor.
(2)
Financial information for the years ended December 31, 2003 and 2002 reflect accounting restatements and reclassifications for prior periods. In addition, prior to the consolidation of IFC on July 1, 2003, the method used to calculate the ratio of earnings to fixed charges and preferred stock dividends reflected the consolidated net earnings of IMH less net earnings of IFC plus dividend distributions from IFC to IMH.
(3)
No preferred stock dividends were paid during these periods as we did not have any preferred stock outstanding.
(4)
Earnings were insufficient to cover fixed charges. The amount of the deficiency for the year-ended December 31, 2006 was $77.1 million.

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

           Interest rate risk management is the responsibility of the Asset Liability Committee (ALCO), which is comprised of senior management and reports results of interest rate risk analysis to the IMH board of directors on at least a quarterly basis. ALCO establishes policies that monitor and coordinate sources, uses and pricing of funds. ALCO also attempts to reduce the volatility in net interest income by managing the relationship of interest rate sensitive assets to interest rate sensitive liabilities. In addition, various modeling techniques are used to value interest sensitive mortgage-backed securities, including interest-only securities. The value of investment securities available-for-sale is determined using a discounted cash flow model using prepayment rate, discount rate and credit loss assumptions. Our investment securities portfolio is available-for-sale, which requires us to perform market valuations of the securities in order to properly record the portfolio. We continually monitor interest rates of our investment securities portfolio as compared to prevalent interest rates in the market. We do not currently maintain a securities trading portfolio and are not exposed to market risk as it relates to trading activities.

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

           We primarily acquire for long-term investment ARMs and hybrid ARMs and, FRMs. ARMs are generally subject to periodic and lifetime interest rate caps. This means that the interest rate of each ARM is limited to upwards or downwards movements on its periodic interest rate adjustment date, generally six months, or over the life of the mortgage. Periodic caps limit the maximum interest rate change, which can occur on any interest rate change date to generally a maximum of 1 percent per semiannual adjustment. Also, each ARM has a maximum lifetime interest rate cap. Generally, borrowings are not subject to the same periodic or lifetime interest rate limitations. During a period of rapidly increasing or decreasing interest rates, financing costs could increase or decrease at a faster rate than the periodic interest rate adjustments on mortgages would allow, which could affect net interest income. In addition, if market rates were to exceed the maximum interest rate limits of our ARMs, borrowing costs could increase while interest rates on ARMs would remain constant. We also acquire hybrid ARMs that have initial fixed interest rate periods generally ranging from two to seven years which subsequently convert to ARMs. During a rapidly increasing or decreasing interest rate environment financing costs would increase or decrease more rapidly than would interest rates on mortgages, which would remain fixed until their next interest rate adjustment date. In order to provide protection against potential resulting basis risk shortfall on the related liabilities, we purchase derivatives.

           The use of derivatives to manage risk associated with changes in interest rates is an integral part of our strategy. The amount of cash payments or cash receipts on derivatives is determined by (1) the notional amount of the derivative and (2) current interest rate levels in relation to the various strikes or coupons of derivatives during a particular time period. As of December 31, 2006 and December 31, 2005, we had notional balances of interest rate swaps, caps, and floors of $19.5 billion and $20.2 billion, respectively, with net fair values of $132.5 million and $248.2 million, respectively, pertaining to our current and pending securitizations. By using derivatives, we attempt to minimize the effect of both upward and downward interest rate changes on our long-term mortgage portfolio. Our goal is to moderate significant changes to base case net interest income, including net cash flows from derivatives, as interest rates change. We primarily acquire swaps to essentially convert our adjustable rate securitized mortgage borrowings into fixed rate borrowings. For instance, we receive one-month LIBOR on swaps, which offsets interest expense on adjustable rate securitized mortgage borrowings, and we pay a fixed interest rate.

           The interest rate risk profile of our balance sheet is more sensitive to changes in interest rates related to our liabilities. We use derivatives extensively in order to manage the interest rate, or price risk, inherent in our assets, liabilities and loan commitments. Our main objective in managing interest rate risk is to moderate the effect of changes in interest rates on our earnings over time. Our interest rate risk management strategies may result in significant earnings volatility in the short term. The success of our interest rate risk management strategy is largely dependent on our ability to predict the earnings sensitivity of our loan production operation and long-term investment operations in various interest rate environments. There are many market factors that affect the performance of our interest rate risk management activities including interest rate volatility, prepayment behavior, the shape of the yield curve and the spread between mortgage interest rates and treasury or swap rates. The success of this strategy affects our net earnings. This effect, which can be either positive or negative, can be material.

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

           The following table estimates the financial effect to base case, including net cash flow from derivatives, from various instantaneous and parallel shifts in interest rates based on both our consolidated structure and un-consolidated structure, which refers to the notional amount of derivatives that are not recorded on our balance sheet as of December 31, 2006 and 2005 (dollar amounts in millions):

	Changes in base case as of December 31, 2006 (1)
	Excluding net cash flow on derivatives		Net cash flow on derivatives	Including net cash flow on derivatives
Instantaneous and Parallel Change in Interest Rates (2)	$	(%)	$	$	(%)
Up 300 basis points, or 3% (3)	(351.9)	(357)	332.0	(20.0)	(10)
Up 200 basis points, or 2%	(224.4)	(228)	221.3	(3.2)	(2)
Up 100 basis points, or 1%	(108.5)	(110)	110.6	2.1	2
Down 100 basis points or 1%	83.8	85	(108.6)	(24.8)	(13)
Down 200 basis points or 2%	159.5	162	(217.0)	(57.5)	(29)
Down 300 basis points or 3%	230.2	233	(325.4)	(95.2)	(47)

	Changes in base case as of December 31, 2005 (1)
	Excluding net cash flow on derivatives		Net cash flow on derivatives	Including net cash flow on derivatives
Instantaneous and Parallel Change in Interest Rates (2)	$	(%)	$	$	(%)
Up 300 basis points, or 3% (3)	(394.0)	1,340	367.0	(27.0)	(21)
Up 200 basis points, or 2%	(263.2)	895	244.6	(18.5)	(14)
Up 100 basis points, or 1%	(129.9)	442	122.3	(7.6)	(6)
Down 100 basis points or 1%	125.8	(428)	(122.3)	3.4	3
Down 200 basis points or 2%	251.8	(856)	(244.6)	7.1	6
Down 300 basis points or 3%	379.3	1,290	(366.6)	12.6	10

(1)
The dollar and percentage changes represent base case for the next twelve months versus the change in base case using various instantaneous and parallel interest rate change simulations, excluding the effect of amortization of loan discounts to base case.
(2)
Instantaneous and parallel interest rate changes over and under the projected forward yield curve.
(3)
This simulation was added to our analysis as it is relevant in light of the interest rate environment as of December 31, 2006 and 2007 and the projected forward yield curves for 2006 and 2007.

           In the previous table, the up 100 basis point scenario as of December 31, 2006 represents our projection of the net change from base case net interest income, which is derived from assumptions as previously discussed, if market interest rates were to immediately decline by 100 basis points. This means that we increase interest rates at all data points along our projected forward yield curve by 100 basis points and recalculate our projection of net interest income over the next 12 months. In addition, based on changes in interest rates, or changes in our forward yield curve, our model adjusts mortgage prepayment rates and recalculates amortization of acquisition and securitization costs and net cash receipts or payments on derivates as part of the calculation of net interest income. Thus, if a 100 basis point interest rate increase occurred, the projected volatility to net interest income is positively impacted through our use of derivatives.

           We estimated net interest income along with net cash flows from derivatives for the next twelve months using balance sheet data, the notional amount of derivatives as of December 31, 2006 and 12-month projections of the following primary drivers affecting net interest income:

  •
  future interest rates using forward yield curves, which are considered market consensus estimates of future interest rates;

  •
  mortgage acquisition and originations;

  •
  mortgage prepayment rate assumptions; and

  •
  forward swap rates.

           We refer to the 12-month projection of net interest income along with the 12-month projection of net cash flows on derivatives as the "base case." For financial reporting purposes, net cash flows from derivatives are included in realized gain (loss) from derivative instruments on the consolidated financial statements. However, for purposes of interest rate risk analysis we include net cash flows from derivatives in our base case simulations as we acquire derivatives to offset the effect that changes in interest rates have on variable borrowing costs, such as securitized mortgage and warehouse borrowings. We believe that including net cash flows from derivatives in our interest rate risk analysis presents a more useful simulation of the effect of changing interest rates on net cash flows generated by our long-term mortgage portfolio.

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

           Over the past year, the interest rate risk profile shifted from modestly liability sensitive to modestly asset sensitive. This occurred as part of a deliberate and long-term optimization strategy of accumulating hedged mortgage assets during 2006. Other factors contributing to the shift in the interest rate risk profile include the increase in the overall level of interest rates, the flattening of the yield curve and changes in expected prepayment behavior. However, since our estimates are based upon numerous assumptions, actual sensitivity to interest rate changes could vary if actual experience differs from the assumptions used.

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

  •
  net change.

	Year Ended December 31, 2006 over 2005
	Volume	Rate	Rate/Volume	Net Change
	(in thousands)
Increase (decrease) in:
Subordinated securities collateralized by mortgages	$(387)	$3,909	$(915)	$2,607
Mortgages held as securitized mortgage collateral	(83,557)	155,569	(12,243)	59,769
Mortgages held-for-investment and held-for-sale	(44,682)	3,940	(1,079)	(41,821)
Finance receivables	(4,452)	6,504	(1,424)	628

Change in interest income on mortgage assets	(133,078)	169,922	(15,661)	21,183
Securitized mortgage borrowings	(75,824)	369,722	(30,480)	263,418
Reverse repurchase agreements	(32,096)	39,788	(10,489)	(2,797)

Change in interest expense on borrowings on mortgage assets	(107,920)	409,510	(40,969)	260,621

Change in net interest income on mortgage assets	$(25,158)	$(239,588)	$25,308	$(239,438)

	Year Ended December 31, 2005 over 2004
	Volume	Rate	Rate/Volume	Net Change
	(in thousands)
Increase (decrease) in:
Subordinated securities collateralized by mortgages	$1,497	$(2,579)	$(1,026)	$(2,108)
Mortgages held as securitized mortgage collateral	383,337	36,804	22,800	442,941
Mortgages held-for-investment and held-for-sale	43,179	10,059	4,107	57,345
Finance receivables	(7,740)	4,422	(1,368)	(4,686)

Change in interest income on mortgage assets	420,273	48,706	24,513	493,492
Securitized mortgage borrowings	217,886	215,106	132,193	565,185
Reverse repurchase agreements	14,756	39,169	9,993	63,918

Change in interest expense on borrowings on mortgage assets	232,642	254,275	142,186	629,103

Change in net interest income on mortgage assets	$187,631	$(205,569)	$(117,673)	$(135,611)

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

           The Company maintains disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e) designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

           The Company's management, with the participation of its chief executive officer and its chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of December 31, 2006. Based on that evaluation, the Company's chief executive officer and chief financial officer concluded that, as of that date, the Company's disclosure controls and procedures, were not effective at a reasonable assurance level because of the identification of a material weakness in our internal control over financial reporting. Our remediation efforts are discussed further below under Management's Report on Internal Control over Financial Reporting.

           In light of the Company's restatement of certain information in its Consolidated Statement of Cash Flows and Consolidated Statement of Operations and Comprehensive Earnings as further discussed in Note A.2. to the Company's consolidated financial statements included in this report, management of the Company, with the participation of its chief executive officer and its chief financial officer, reconsidered its evaluation of the Company's disclosure controls and procedures as of December 31, 2004 and 2005 and as of March 31, June 30 and September 30, 2006. Based on the re-evaluation, the chief executive officer and chief financial officer of the Company concluded that the Company's disclosure controls and procedures as of December 31, 2005 and as of March 31, June 30 and September 30, 2006, which were concluded to be effective, were not effective, and that the Company's disclosure controls and procedures as of December 31, 2004 remain ineffective (as previously reported in the annual report for that period).

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

Management's Assessment

           As of December 31, 2006, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO and the identification of a material weakness (as further discussed below), management concluded that the Company's internal control over financial reporting was ineffective as of December 31, 2006 as it did not provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Material Weakness

           A material weakness is a significant deficiency (within the meaning of Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2), or combination of significant deficiencies, that result in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the Company's ability to initiate, authorize, record, process, or report external financial information reliably in accordance with generally accepted accounting principles, such that there is more than a remote likelihood that a misstatement of the Company's annual or interim financial statements, that is more than inconsequential, will not be prevented or detected.

           A material weakness was identified related to our design and maintenance of adequate controls over the preparation, review, presentation and disclosure of amounts included in our Consolidated Statements of Cash Flows, which resulted in misstatements therein. Cash inflows and outflows related to certain intercompany mortgage loan sales and purchases were inappropriately classified as operating cash flows and investing cash flows rather than non-cash transfers in the consolidated statements of cash flows.

Limitations on the Effectiveness of Controls

           Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Auditor Reports

           Our assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, the independent registered public accounting firm that also audited our consolidated financial statements. Ernst & Young LLP's report on management's assessment of our internal control over financial reporting appears on page 88 hereof and is incorporated by reference herein.

Other Control Matters

Remediation Plan

           The Company's management is in the process of remediating the material weakness identified in Managements Report on Internal Control over Financial Reporting, through the design and implementation of enhanced controls to aid in the timeliness of the financial statement close process leading to the correct preparation, review, presentation and disclosures of our consolidated statements of cash flows. Management will monitor, evaluate and test the operating effectiveness of these controls.

Changes in Internal Control Over Financial Reporting

           During the quarter ended December 31, 2006, there have been no changes to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

The Board of Directors and Shareholders
Impac Mortgage Holdings, Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Impac Mortgage Holdings, Inc. (the Company) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weakness below, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Impac Mortgage Holdings, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment.

A material weakness related to the design and maintenance of adequate controls over the preparation, review, presentation and disclosure of amounts included in the annual consolidated statements of cash flows for 2004, 2005 and during the year ended December 31, 2006 resulted in the misstatements of amounts attributable to operating activities and financing activities. Specifically, the cash flow statements did not properly reflect loan sales and loan purchases between consolidated companies in the caption "Sale and principal reductions on mortgages held-for-sale" under operating activities and did not properly reflect loan purchases in the caption "Change in securitized mortgage collateral" in investing activities, as non-cash transactions. Such inter-company activities are not reflected as sales and purchases of loans on a consolidated basis, but rather are reflected as transfers from mortgages held-for-sale to mortgages held-for-investment and ultimately securitized mortgage collateral, as these loans are securitized and recorded as secured borrowings. These transfers have been properly recorded as non-cash transactions in the supplementary information in the statement of cash flows. This material weakness has been considered in determining the nature, timing and extent of audit tests applied in our audit of the 2006 financial statements and this report does not effect our report dated March 9, 2007 on those financial statements.

In our opinion, management's assessment that Impac Mortgage Holdings, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Impac Mortgage Holdings, Inc. has not maintained, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

                          /s/ Ernst & Young LLP

Orange County, California
March 9, 2007

ITEM 9B. OTHER INFORMATION

           None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

           The information required by this Item 10 is hereby incorporated by reference to Impac Mortgage Holdings, Inc.'s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of Impac Mortgage Holdings, Inc.'s 2006 fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

           The information required by this Item 11 is hereby incorporated by reference to Impac Mortgage Holdings, Inc.'s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of Impac Mortgage Holdings, Inc.'s 2006 fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The information required by this Item 12 including Equity Compensation Plan Information is hereby incorporated by reference to Impac Mortgage Holdings, Inc.'s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of Impac Mortgage Holdings, Inc.'s 2006 fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

           The information required by this Item 13 is hereby incorporated by reference to Impac Mortgage Holdings, Inc.'s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of Impac Mortgage Holdings, Inc.'s 2006 fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

           The information required by this Item 14 is hereby incorporated by reference to Impac Mortgage Holdings, Inc.'s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of Impac Mortgage Holdings, Inc.'s 2006 fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits

           The exhibits listed on the accompanying Exhibit Index are incorporated by reference into this Item 15 of this Annual Report on Form 10-K.

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on the 14th day of March 2007.

IMPAC MORTGAGE HOLDINGS, INC.
by	/s/ JOSEPH R. TOMKINSON Joseph R. Tomkinson Chairman of the Board and Chief Executive Officer

           Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH R. TOMKINSON Joseph R. Tomkinson	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2007
/s/ WILLIAM S. ASHMORE William S. Ashmore	President and Director	March 14, 2007
/s/ GRETCHEN D. VERDUGO Gretchen D. Verdugo	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 14, 2007
/s/ JAMES WALSH James Walsh	Director	March 14, 2007
/s/ FRANK P. FILIPPS Frank P. Filipps	Director	March 14, 2007
/s/ STEPHAN R. PEERS Stephan R. Peers	Director	March 14, 2007
/s/ WILLIAM E. ROSE William E. Rose	Director	March 14, 2007
/s/ LEIGH J. ABRAMS Leigh J. Abrams	Director	March 14, 2007

Exhibit Index

Exhibit Number	Description
3.1	Charter of the Registrant (incorporated by reference to the corresponding exhibit number to the Registrant's Registration Statement on Form S-11, as amended (File No. 33-96670), filed with the Securities and Exchange Commission on November 8, 1995).
3.1(a)	Certificate of Correction of the Registrant (incorporated by reference to exhibit 3.1(a) of the Registrant's 10-K for the year-ended December 31, 1998).
3.1(b)	Articles of Amendment of the Registrant (incorporated by reference to exhibit 3.1(b) of the Registrant's 10-K for the year-ended December 31, 1998).
3.1(c)
Articles of Amendment for change of name to Charter of the Registrant (incorporated by reference to exhibit number 3.1(a) of the Registrant's Current Report on Form 8-K/A Amendment No. 1, filed February 12, 1998).
3.1(d)
Articles Supplementary and Certificate of Correction for Series A Junior Participating Preferred Stock of the Registrant (incorporated by reference to exhibit 3.1(d) of the Registrant's 10-K for the year-ended December 31, 1998).
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
3.1(h)
Articles Supplementary, filed with the State Department of Assessments and Taxation of Maryland on February 24, 2000, reclassifying Series B Preferred Stock of the Registrant (incorporated by reference to exhibit 3.1(h) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006).
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
3.2(b)	Second Amendment to Bylaws of the Registrant (incorporated by reference to Exhibit 3.2(b) of the Registrant's Form 8-K, filed with the Securities and Exchange Commission on April 1, 2005).
3.2(c)	Third Amendment to Bylaws of the Company (incorporated by reference to Exhibit 3.2(c) of the Registrant's Form 8-K, filed with the Securities and Exchange Commission on March 29, 2006).
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
4.8
Indenture between Impac Mortgage Holdings, Inc. and Wilmington Trust Company, as trustee, dated October 18, 2005 (incorporated by reference to Exhibit 4.8 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005).
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

10.2(b)
Schedule of each officer and director that is a party to an Indemnification Agreement (incorporated by reference to exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2006).
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
10.5
Lease dated March 4, 2005 regarding 19500 Jamboree Road, Newport Beach California (incorporated by reference to exhibit 10.8 of the Registrant's Annual Report on Form 10-K for the year-ended December 31, 2004).
10.6*
Impac Mortgage Holdings, Inc. 2001 Stock Option Plan, Deferred Stock and Restricted Stock Plan (incorporated by reference to Appendix A of Registrant's Definitive Proxy Statement filed with the SEC on April 30, 2001).
10.7(a)*
Amendment to Impac Mortgage Holdings, Inc. 2001 Stock Option Plan, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit 4.1(a) of the Registrant's Form S-8 filed with the SEC on March 1, 2002).
10.7(b)*
Amendment No. 2 to Impac Mortgage Holdings, Inc. 2001 Stock Option Plan, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit 10.10(b) of the Registrant's Annual Report on Form 10-K for the year-ended December 31, 2003).
10.7(c)*
Form of Stock Option Agreement for 2001 Stock Option, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2004).
10.7(d)*	Form of Restricted Stock Agreement (incorporated by reference to exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 2, 2005).
10.8*
Employment Agreement, made as of April 1, 2003, between Impac Funding Corporation and Joseph R. Tomkinson (incorporated by reference to exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed July 15, 2003).
10.8(a)*
Amendment to Employment Agreement, dated September 9, 2004, between Impac Funding Corporation and Joseph R. Tomkinson (incorporated by reference to exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed September 15, 2004).
10.9*
Employment Agreement, made as of April 1, 2003, between Impac Funding Corporation and William S. Ashmore (incorporated by reference to exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed July 15, 2003).
10.9(a)*
Amendment to Employment Agreement, dated September 9, 2004, between Impac Funding Corporation and William S. Ashmore (incorporated by reference to exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed September 15, 2004).
10.9(b)*
Amendment, dated as of May 1, 2006, to Employment Agreement between Impac Funding Corporation and William S. Ashmore (incorporated by reference to exhibit 10.1 of the Registrant's Current Report on Form 10-Q for the period ended June 30, 2006).

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
10.10(b)*
Amendment, dated as of May 1, 2006, to Employment Agreement between Impac Funding Corporation and Richard J. Johnson (incorporated by reference to exhibit 10.2 of the Registrant's Current Report on Form 10-Q for the period ended June 30, 2006).
10.11*
Guaranty, dated April 1, 2003, granted by Impac Mortgage Holdings, Inc. in favor of Joseph R. Tomkinson (incorporated by reference to exhibit 10.4 of the Registrant's Current Report on Form 8-K, filed July 15, 2003).
10.12*
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
10.14*
Employment Agreement, dated as of May 1, 2006, between Impac Commercial Capital Corporation and William D. Endresen (incorporated by reference to exhibit 10.3 of the Registrant's Current Report on Form 10-Q for the period ended June 30, 2006).
10.15*
Guaranty, dated May 1, 2006, granted by Impac Mortgage Holdings, Inc. in favor of William D. Endresen (incorporated by reference to exhibit 10.4 of the Registrant's Current Report on Form 10-Q for the period ended June 30, 2006).
10.16*
Employment Agreement executed January 9, 2007 between Impac Funding Corporation and Ronald M. Morrison (incorporated by reference to exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed January 12, 2007).
10.17*
Guaranty executed January 9, 2007 between Impac Mortgage Holdings, Inc. in favor of Ronald M. Morrison (incorporated by reference to exhibit 10.1(a) of the Registrant's Current Report on Form 8-K, filed January 12, 2007).
10.18
Employment Agreement between Impac Funding Corporation and Gretchen Verdugo dated as of May 1, 2006 (incorporated by reference to exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2006).
10.19*
Guaranty, dated May 1, 2006, granted by Impac Mortgage Holdings, Inc. in favor of Gretchen D. Verdugo (incorporated by reference to exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2006).
10.20
Second Amended and Restated Trust Agreement among Impac Mortgage Holdings, Inc., JPMorgan Chase Bank, N.A., Chase Manhattan Bank USA, N.A., and the Administrative Trustees named therein, dated September 16, 2005 (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report Form 8-K, filed with the Securities and Exchange Commission September 20, 2005).
10.21
Amended and Restated Trust Agreement among Impac Mortgage Holdings, Inc., Wilmington Trust Company, and the Administrative Trustees named therein, dated April 22, 2005 (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission April 27, 2005).

10.22
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
10.23
Common Stock Sales Agreement, dated September 30, 2005, by and between Impac Mortgage Holdings, Inc., and Brinson Patrick Securities Corporation (incorporated by reference to Exhibit 1.1(a) of the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission October 3, 2005).
10.24
Preferred Stock Sales Agreement, dated September 30, 2005, by and between Impac Mortgage Holdings, Inc. and Brinson Patrick Securities Corporation (incorporated by reference to Exhibit 1.1(b) of the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission October 3, 2005).
10.25
Amended and Restated Declaration of Trust among Impac Mortgage Holdings, Inc., Wilmington Trust Company, as Delaware and Institutional Trustee, and the Administrative Trustees named therein, dated October 18, 2005 (incorporated by reference to Exhibit 10.29 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005).
12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends.
21.1	Subsidiaries of the Registrant (incorporated by reference to exhibit 21.1 of the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2006).
23.1	Consent of Ernst & Young LLP.
23.2	Consent of KPMG LLP.
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

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

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Impac Mortgage Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Impac Mortgage Holdings, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive earnings, changes in stockholders' equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Impac Mortgage Holdings, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note A.2. to the consolidated financial statements, the Company restated the consolidated statements of cash flows for each of the years ended December 31, 2005 and 2004, to correct errors in recording inter-company transactions. Management reclassified certain transactions from operating activities to investing activities as well as reporting non-cash transfers for inter-company activity. The Company also restated the consolidated statements of operations and comprehensive earnings for each of the years ended December 31, 2005 and 2004 to reclassify the amortization of deferred charge from non-interest expense, to income tax expense to more clearly reflect overall income tax charges within the consolidated group.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Impac Mortgage Holdings, Inc. internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2007 expressed an unqualified opinion on management's assessment and an adverse opinion on the effectiveness of internal controls over financial reporting.

/s/ Ernst & Young LLP
Orange County, California March 9, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Impac Mortgage Holdings, Inc.

           We have audited the accompanying consolidated statements of operations and comprehensive earnings, changes in stockholders' equity and cash flows of Impac Mortgage Holdings, Inc. and subsidiaries (the Company) for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

           We conducted our audit in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Impac Mortgage Holdings, Inc. and subsidiaries for the year ended December 31, 2004, in conformity with U. S. generally accepted accounting principles.

           As discussed in Note A.2, the Company has restated the consolidated financial statements for the year ended December 31, 2004.

/s/ KPMG LLP
Los Angeles, California May 13, 2005, except as to Note A.2, which is as of March 9, 2007

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	At December 31,
	2006	2005
ASSETS
Cash and cash equivalents	$179,677	$146,621
Restricted cash	617	698
Securitized mortgage collateral	21,050,829	24,494,290
Finance receivables	306,294	350,217
Mortgages held-for-investment	1,880	160,070
Allowance for loan losses	(91,775)	(78,514)
Mortgages held-for-sale	1,561,919	2,052,694
Accrued interest receivable	115,054	123,565
Derivative assets	147,291	250,368
Real estate owned	161,538	46,351
Other assets	165,631	174,019

Total assets	$23,598,955	$27,720,379

LIABILITIES
Securitized mortgage borrowings	$20,526,369	$23,990,430
Reverse repurchase agreements	1,880,395	2,430,075
Trust preferred securities	97,661	96,750
Other liabilities	85,000	36,177

Total liabilities	22,589,425	26,553,432

Commitments and contingencies
STOCKHOLDERS' EQUITY
Series-A junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none issued and outstanding as of December 31, 2006 and 2005, respectively	-	-
Series-B 9.375% cumulative redeemable preferred stock, $0.01 par value; liquidation value $50,000; 2,000,000 shares authorized, 2,000,000 shares issued and outstanding as of December 31, 2006 and 2005, respectively	20	20
Series-C 9.125% cumulative redeemable preferred stock, $0.01 par value; liquidation value $111,100; 5,500,000 shares authorized; 4,444,000 and 4,371,200 shares issued and outstanding as of December 31, 2006 and 2005, respectively	44	44
Common stock, $0.01 par value; 200,000,000 shares authorized; 76,083,865 and 76,112,963 shares issued and outstanding as of December 31, 2006 and 2005, respectively	761	761
Additional paid-in capital	1,170,872	1,167,059
Accumulated other comprehensive income	2,357	1,305
Net accumulated deficit:
Cumulative dividends declared	(762,382)	(675,373)
Retained earnings	597,858	673,131

Net accumulated deficit	(164,524)	(2,242)

Total stockholders' equity	1,009,530	1,166,947

Total liabilities and stockholders' equity	$23,598,955	$27,720,379

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE EARNINGS

(in thousands, except per share data)

	For the year ended December 31,
	2006	2005	2004
		restated	restated
INTEREST INCOME:
Mortgage assets	$1,267,970	$1,246,787	$753,295
Other	8,743	5,173	2,321

Total interest income	1,276,713	1,251,960	755,616
INTEREST EXPENSE:
Securitized mortgage borrowings	1,183,150	919,731	354,547
Reverse repurchase agreements	118,958	121,756	57,837
Other borrowings	9,297	5,722	149

Total interest expense	1,311,405	1,047,209	412,533
Net interest (expense) income	(34,692)	204,751	343,083
Provision for loan losses	47,326	30,563	30,927

Net interest (expense) income after provision for loan losses	(82,018)	174,188	312,156
NON-INTEREST INCOME:
Realized gain (loss) from derivative instruments	204,435	22,595	(91,881)
Change in fair value of derivative instruments	(113,017)	144,932	96,575
Gain on sale of loans	43,173	49,770	25,134
Provision for repurchases	(7,367)	(5,796)	(405)
Loss on lower of cost or market writedown	(34,001)	(4,465)	-
Amortization and impairment of mortgage servicing rights	(1,428)	(2,006)	(2,063)
Impairment on investment securities available-for-sale	(925)	-	(1,120)
(Loss) gain on sale of other real estate owned	(5,058)	1,888	3,901
Other income	34,414	13,888	10,948

Total non-interest income	120,226	220,806	41,089
NON-INTEREST EXPENSE:
Personnel expense	65,082	77,508	60,420
General and administrative and other expense	19,867	25,384	17,097
Professional services	8,762	9,496	4,374
Equipment expense	7,791	5,420	3,689
Occupancy expense	8,735	5,018	3,658
Data processing expense	5,101	4,387	3,608

Total non-interest expense	115,338	127,213	92,846

Net (loss) earnings before income taxes	(77,130)	267,781	260,399
Income tax (benefit) expense	(1,857)	(2,477)	2,762

Net (loss) earnings	(75,273)	270,258	257,637
Cash dividends on cumulative redeemable preferred stock	(14,698)	(14,530)	(3,750)

Net (loss) earnings available to common stockholders	$(89,971)	$255,728	$253,887

See accompanying notes to consolidated financial statements.

	For the year ended December 31,
	2006	2005	2004
Net (loss) earnings	$(75,273)	$270,258	$257,637
Net unrealized gains on securities:
Unrealized holding gains arising during year	55	186	71
Reclassification of gains (losses) included in net earnings	997	140	(3,448)

Net unrealized gain (losses)	1,052	326	(3,377)

Comprehensive (loss) earnings	$(74,221)	$270,584	$254,260

Net (loss) earnings per share:
Basic	$(1.18)	$3.38	$3.79

Diluted	$(1.18)	$3.35	$3.72

Dividends declared per common share	$0.95	$1.95	$2.90

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands)

	Number of Preferred Shares Outstanding	Preferred Stock	Number of Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Dividends Declared	Retained Earnings	Total Stockholders' Equity
Balance, December 31, 2003	-	$-	56,368,368	$564	$629,662	$4,356	$(307,031)	$145,236	$472,787
Dividends declared ($2.90 per common share)	-	-	-	-	-	-	(202,672)	-	(202,672)
Dividends declared on preferred shares	-	-	-	-	-	-	(3,750)	-	(3,750)
Series B and C preferred stock offering	6,300,000	63	-	-	152,186	-	-	-	152,249
Common stock offering	-	-	11,787,500	118	232,474	-	-	-	232,592
Proceeds and tax benefit from exercise of stock options	-	-	345,893	3	4,934	-	-	-	4,937
Sale of stock via equity distribution agreement	-	-	6,652,165	67	133,605	-	-	-	133,672
Net earnings, 2004	-	-	-	-	-	-	-	257,637	257,637
Other comprehensive loss	-	-	-	-	-	(3,377)	-	-	(3,377)

Balance, December 31, 2004	6,300,000	63	75,153,926	752	1,152,861	979	(513,453)	402,873	1,044,075
Dividends declared ($1.95 per common share)	-	-	-	-	-	-	(147,390)	-	(147,390)
Dividends declared on preferred shares	-	-	-	-	-	-	(14,530)	-	(14,530)
Proceeds and tax benefit from exercise of stock options	-	-	595,337	6	8,446	-	-	-	8,452
Sale of stock via equity distribution agreement	71,200	1	363,700	3	5,752	-	-	-	5,756
Net earnings, 2005	-	-	-	-	-	-	-	270,258	270,258
Other comprehensive income	-	-	-	-	-	326	-	-	326

Balance, December 31, 2005	6,371,200	64	76,112,963	761	1,167,059	1,305	(675,373)	673,131	1,166,947
Dividends declared ($.95 per common share)	-	-	-	-	-	-	(72,311)	-	(72,311)
Dividends declared on preferred shares	-	-	-	-	-	-	(14,698)	-	(14,698)
Proceeds and tax benefit from exercise of stock options	-	-	75,202	-	755	-	-	-	755
Sale of stock via equity distribution agreement	72,800	-	-	-	1,621	-	-	-	1,621
Stock based compensation expense	-	-	-	-	2,387	-	-	-	2,387
Repurchases and retirement of common stock	-	-	(104,300)	-	(950)	-	-	-	(950)
Net loss, 2006	-	-	-	-	-	-	-	(75,273)	(75,273)
Other comprehensive income	-	-	-	-	-	1,052	-	-	1,052

Balance, December 31, 2006	6,444,000	$64	76,083,865	$761	$1,170,872	$2,357	$(762,382)	$597,858	$1,009,530

See accompanying notes to consolidated financial statement

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2006	2005	2004
		restated	restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings	$(75,273)	$270,258	$257,637
Adjustments to reconcile net earnings to net cash used in operating activities:
Provision for loan losses	47,326	30,563	30,927
Amortization of deferred charge, net	20,589	27,174	16,212
Amortization of premiums, securitization costs and debt issuance costs	232,890	292,982	166,649
Loss (gain) on sale of other real estate owned	5,058	(1,888)	(3,901)
Gain on sale of loans	(43,173)	(49,770)	(25,134)
Provision for repurchases	7,367	5,796	405
Loss on lower of cost or market writedown	34,001	4,465	-
Change in fair value of derivative instruments	113,017	(144,932)	(96,575)
Purchase of mortgages held-for-sale	(12,743,998)	(22,310,603)	(22,213,104)
Sale and principal reductions on mortgages held-for-sale	7,414,006	8,635,263	5,128,025
Net change in deferred taxes	(7,900)	(6,832)	(3,061)
Loss (gain) on sale of investment securities available-for-sale	113	(49)	(5,474)
Stock-based compensation	2,387	-	-
Depreciation and amortization	7,214	4,610	3,471
Amortization and impairment of mortgage servicing rights	1,428	2,006	2,063
Net change in accrued interest (receivable) payable	8,511	(25,948)	(58,270)
Impairment of investment securities available-for-sale	925	-	1,120
Net change in restricted cash	81	252,662	(253,038)
Net change in other assets and liabilities	2,356	(44,367)	(37,168)

Net cash used in operating activities	(4,973,075)	(13,058,610)	(17,089,216)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in securitized mortgage collateral	8,997,214	9,900,030	4,570,643
Finance receivable advances to customers	(4,665,428)	(5,039,922)	(7,562,998)
Repayments of finance receivables	4,709,351	5,161,525	7,721,208
Purchase of premises and equipment	(10,428)	(7,998)	(6,312)
Net change in mortgages held-for-investment	-	(748,083)	(432,062)
Sale of investment securities available-for-sale	-	5,861	4,510
Purchase of investment securities available-for-sale	36,782	(36,781)	(3,920)
Distribution of deferred compensation plan benefits	6,673	(3,492)	(2,563)
Net change in mortgage servicing rights	(495)	(735)	(887)
Net principal reductions on investment securities available-for-sale	(28,169)	16,663	6,837
Proceeds from the sale of other real estate owned	95,685	52,367	38,688

Net cash provided by investing activities	9,141,185	9,299,435	4,333,144

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash disbursements under reverse repurchase agreements	(23,028,496)	(38,067,422)	(35,195,683)
Cash receipts from reverse repurchase agreements	22,478,816	38,969,939	35,154,434
Proceeds from securitized mortgage borrowings	5,949,095	13,330,941	17,644,706
Repayment of securitized mortgage borrowings	(9,452,566)	(10,601,576)	(4,963,984)
Issuance of trust preferred securities	-	99,244	-
Common stock dividends paid	(72,311)	(147,390)	(202,672)
Preferred stock dividends paid	(11,018)	(14,530)	(3,750)
Proceeds from sale of common stock	-	4,234	232,592
Proceeds from sale of common stock via equity distribution agreement	-	-	133,672
Proceeds from sale of cumulative redeemable preferred stock	1,621	1,625	152,249
Repurchase and retirement of common stock	(950)	-	-
Proceeds from exercise of stock options	755	6,380	3,706

Net cash (used in) provided by financing activities	(4,135,054)	3,581,445	12,955,270

Net change in cash and cash equivalents	33,056	(177,730)	199,198
Cash and cash equivalents at beginning of year	146,621	324,351	125,153

Cash and cash equivalents at end of year	$179,677	$146,621	$324,351

	For the year ended December 31,
	2006	2005	2004
		Restated	Restated
SUPPLEMENTARY INFORMATION:
Interest paid	$1,269,595	$980,434	$368,123
Taxes paid	541	18,198	26,720
NON-CASH TRANSACTIONS:
Accumulated other comprehensive income (loss)	$1,052	$326	$(3,377)
Transfer of mortgages to other real estate owned	30,647	5,501	4,215
Transfer of securitized mortgage collateral to other real estate owned	185,283	73,052	32,630
Transfer of loans held-for-sale to securitized mortgage collateral	5,810,208	1,989,063	-
Transfer of loans held-for-investment to securitized mortgage collateral	155,384	11,424,856	17,403,735
Transfer of loans held-for-sale to held-for-investment	-	10,256,704	16,909,844

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Note A—Summary of Business and Financial Statement Presentation including Significant Accounting Policies

1.        Business Summary

           Impac Mortgage Holdings, Inc. (the Company or IMH), is a Maryland corporation incorporated in August 1995, and has the following subsidiaries, IMH Assets Corp. (IMH Assets), Impac Warehouse Lending Group, Inc. (IWLG), and Impac Funding Corporation (IFC), together with its wholly-owned subsidiaries Impac Secured Assets Corp. (ISAC), and Impac Commercial Capital Corporation (ICCC).

           In January 2006, the Company combined the Alt-A wholesale and subprime residential mortgage product offerings under one platform. The Company's subprime residential mortgage products previously marketed under Novelle Financial Services, Inc., are now offered by the Company's Alt-A wholesale operations, Impac Lending Group (ILG), a division of IFC.

           On January 1, 2006, the Company elected to convert Impac Commercial Capital Corporation "ICCC" from a qualified REIT subsidiary to a taxable REIT subsidiary. On June 30, 2006, the Company approved the transfer of ICCC to be a wholly-owned subsidiary of IFC effective January 1, 2006.

           The Company is a mortgage real estate investment trust, or (REIT), that is a nationwide acquirer, originator, securitizer and investor of non-conforming Alt-A residential mortgages or (Alt-A mortgages) and to a lesser extent, small-balance commercial mortgages and multi-family or (commercial mortgages). The Company also provides warehouse financing to originators of mortgages.

           The Company operates four core businesses:

  •
  the Long-Term Investment Operations conducted by IMH and IMH Assets;

  •
  the Mortgage Operations conducted by IFC and ISAC;

  •
  the Commercial Operations conducted by ICCC; and

  •
  the Warehouse Lending Operations that is conducted by IWLG.

           The long-term investment operations and the warehouse lending operations are conducted by IMH and IWLG which are parts of the REIT. The mortgage operations and commercial operations, which are a taxable REIT subsidiary (TRS) of the REIT, are conducted by IFC and ICCC, respectively.

           The long-term investment operations generate earnings primarily from net interest income earned on mortgages held as securitized mortgage collateral and mortgages held-for-investment collectively (long-term mortgage portfolio) and associated hedging derivative cash flows. The long-term mortgage portfolio as reported on the Company's consolidated balance sheet consists of mortgages held as securitized mortgage collateral and mortgages held-for-investment. Investments in Alt-A mortgages and commercial mortgages are initially financed with short-term borrowings supported by reverse repurchase agreements that are subsequently converted to long-term financing in the form of securitized mortgage borrowings. Cash flows from the long-term mortgage portfolio, proceeds from the sale of capital stock and the issuance of trust preferred securities also finance the acquisitions of new Alt-A and commercial mortgages.

           The mortgage operations acquire, originate, sell and securitize primarily Alt-A adjustable rate mortgages (ARMs) and fixed rate mortgages (FRMs) from correspondents, mortgage brokers and retail customers. Correspondents originate and close mortgages under their mortgage programs and then sell the closed mortgages to the mortgage operations on a flow (loan-by-loan basis) or through bulk sale commitments. Correspondents include savings and loan associations, commercial banks and mortgage bankers. The mortgage operations generate income by securitizing and selling mortgages to permanent investors, including the long-term investment operations. These operations also earns revenue from fees associated with master servicing rights and interest income earned on mortgages held-for-sale. The mortgage operations use warehouse facilities provided by the warehouse lending operations to finance the acquisition and origination of mortgages.

           The commercial operations originate commercial mortgages, that are primarily adjustable rate mortgages with initial fixed interest rate periods of two-, three-, five-, seven- and ten-years that subsequently convert to adjustable rate mortgages, or "hybrid ARMs," with balances that generally range from $500,000 to $5.0 million or by additional underwriting exception up to $10 million. Commercial mortgages have an interest rate floors, which is the initial start rate; in some circumstances have lock out periods, and prepayment penalty periods of three-, five-, seven-and ten-years. These mortgages provide greater asset diversification on our balance sheet as commercial mortgage borrowers typically have higher credit scores, typically have lower loan-to-value ratios, or "LTV ratios," and the mortgages have longer average lives than residential mortgages.

           The warehouse lending operations provide short-term financing to mortgage loan originators, including the mortgage and commercial operations, by funding mortgages from their closing date until sale to pre-approved investors. This business earns fees from warehouse transactions as well as net interest income from the difference between its cost of borrowings and the interest earned on warehouse advances, both of which are tied to the one-month London Inter-Bank Offered Rate (LIBOR) rate.

2.        Restated Consolidated Financial Statements for 2005 and 2004

           Certain amounts in the 2005 and 2004 Consolidated Statements of Cash Flows have been restated to properly reflect specific intercompany activities related to cash receipts from loan sales and cash disbursements for loan purchases between consolidated companies. Such intercompany loan sale and purchase transaction activities had the effect of presenting separate cash inflows and outflows even though there was no cash inflow or outflow on a consolidated basis. This restatement serves to eliminate this intercompany activity from its Consolidated Statements of Cash Flows and present them as non-cash transactions.

           The correction of the error increases cash used in operating activities and increases cash provided by investing activities. The restatement of these transactions does not change total cash and cash equivalents as reported for December 31, 2005 and 2004. Furthermore, the restatement has no effect on the Company's Consolidated Statements of Operations and Comprehensive Earnings, Consolidated Balance Sheets or Consolidated Statements of Changes in Stockholders' Equity.

           In addition, certain amounts within the Consolidated Statements of Operations and Comprehensive Earnings have been restated to reflect the "Amortization of deferred charge" for 2005 and 2004 as income tax expense (benefit) rather than non-interest expense. The "Amortization of deferred charge" relates to income taxes on intercompany gains and this correction is believed to more appropriately reflect the overall income tax charges or benefits during 2005 and 2004. The restatement of this information does not change net earnings as reported for December 31, 2005 and 2004. Furthermore, the restatement has no effect on the Company's Consolidated Balance Sheets, Consolidated Statements of Changes in Stockholders' Equity or Consolidated Statements of Cash Flows as reported.

           The effect of the changes on the Company's previously reported Consolidated Statement of Cash Flows, and Consolidated Statements of Operations and Comprehensive Earnings for the twelve months ended December 31, 2005 and 2004 are as follows (in thousands):

Consolidated Statements of Cash Flows

	As Restated		As Previously Reported
	2005	2004	2005	2004	05 vs. 05	04 vs. 04
	in thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$270,258	$257,637	$270,258	$257,637	$-	$-
Sale and principal reductions on mortgages held-for-sale	8,625,002	5,128,025	20,875,235	22,037,869	(12,250,233)	(16,909,844)
Net of other items presented in operating activities	(21,953,870)	(22,474,878)	(21,958,335)	(22,474,878)	4,465	-

Net cash used in operating activities	$(13,058,610)	$(17,089,216)	$(812,842)	$(179,372)	$(12,245,768)	$(16,909,844)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in securitized mortgage collateral	$9,900,030	$4,570,643	$(3,513,890)	$(12,827,524)	$13,413,920	$17,398,167
Net change in mortgages held-for-investment	(748,083)	(432,062)	420,069	56,261	(1,168,152)	(488,323)
Net of other unchanged items presented in investing activities	147,488	194,563	147,488	194,563	-	-

Net cash (used in) provided by investing activities	$9,299,435	$4,333,144	$(2,946,333)	$(12,576,700)	$12,245,768	$16,909,844

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided financing activities	$3,581,445	$12,955,270	$3,581,445	$12,955,270	$-	$-

Net change in cash and cash equivalents	$(177,730)	199,198	(177,730)	199,198	-	-
Cash and cash equivalents at beginning of year	324,351	125,153	324,351	125,153	-	-

Cash and cash equivalents at end of year	$146,621	$324,351	$146,621	$324,351	$-	$-

NON-CASH TRANSACTIONS:
Transfer held-for-sale to securitized mortgage collateral	1,989,063	-	-	-	1,989,063	-
Transfer held-for-investment to securitized mortgage collateral	11,424,856	17,403,735	-	-	11,424,856	17,403,735
Transfer held-for-sale to held-for-investment collateral	$10,256,704	$16,909,844	$-	$-	$10,256,704	$16,909,844

Consolidated Statements of Operations and Comprehensive Earnings

	As Restated		As Previously Reported
	2005	2004	2005	2004	05 vs. 05	04 vs. 04
	in thousands
NON-INTEREST EXPENSE:
Other unchanged items included in non-interest expense	127,331	92,128	127,331	92,128	-	-
Amortization of deferred charge	-	-	27,174	16,212	(27,174)	(16,212)

Total non-interest expense	127,331	92,128	154,505	108,340	(27,174)	(16,212)

Net earnings before income taxes	267,781	260,399	240,607	244,187	27,174	16,212
Income tax benefit	(2,477)	2,762	(29,651)	(13,450)	27,174	16,212

Net earnings	$270,258	$257,637	$270,258	$257,637	$-	$-

3.        Financial Statement Presentation

  Reclassification Adjustments to 2005 and 2004 Presentation to Conform to the 2006 Presentation

           The Company has reclassified the presentation of the Consolidated Statement of Operations and Comprehensive Income to reflect "Amortization and impairment of mortgage servicing rights," "Write-down on investment securities available-for-sale," and "Loss(gain) on disposition of real estate" as other non-interest income rather than non-interest expense, for all periods presented.

           Also, the Company previously presented cash receipts and cash payments as net cash flows from finance receivables and reverse repurchase agreements within the Consolidated Statements of Cash Flows as presented in the table below. The Company now reports these amounts as gross cash receipts and cash disbursements. The 2006 consolidated financial statements and notes thereto reflect these reclassifications for 2005 and 2004.

Consolidated Statements of Cash Flows

	As Reclassified		As Previously Reported
	2005	2004	2005	2004	05 vs. 05	04 vs. 04
	in thousands
CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in finance receivables	$-	$-	$121,603	$158,210	$(121,603)	$(158,210)
Finance receivable advances to customers	(5,039,922)	(7,562,998)	-	-	(5,039,922)	(7,562,998)
Repayments of finance receivables	$5,161,525	$7,721,208	$-	$-	$5,161,525	$7,721,208
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in reverse repurchase agreements	$-	$-	$902,517	$(41,249)	$(902,517)	$41,249
Cash disbursements under reverse repurchase agreements	(38,067,422)	(35,195,683)	-	-	(38,067,422)	(35,195,683)
Cash receipts from reverse repurchase agreements	$38,969,939	$35,154,434	$-	$-	$38,969,939	$35,154,434

Consolidated Statements of Operations and Comprehensive Earnings

	As Reclassified		As Previously Reported
	2005	2004	2005	2004	05 vs. 05	04 vs. 04
	in thousands
NON-INTEREST INCOME:
Amortization and impairment of mortgage servicing rights	$(2,006)	$(2,063)	$-	$-	$(2,006)	$(2,063)
Impairment on investment securities available-for-sale	-	(1,120)	-	-	-	(1,120)
Loss (gain) on sale of other real estate owned	1,888	3,901	-	-	1,888	3,901

Total change to non-interest income	$(118)	$718	$-	$-	$(118)	$718
NON-INTEREST EXPENSE:
Amortization and impairment of mortgage servicing rights	$-	$-	$2,006	$2,063	$(2,006)	$(2,063)
Impairment on investment securities available-for-sale	-	-	-	1,120	-	(1,120)
(Loss) gain on sale of other real estate owned	-	-	(1,888)	(3,901)	1,888	3,901

Total change to non-interest expense	$-	$-	$118	$(718)	$(118)	$718

  Principles of Consolidation

           The financial condition and results of operations have been presented in the consolidated financial statements for the three-year period ended December 31, 2006 and include the financial results of IMH, IMH Assets, IWLG, IFC (together with its wholly-owned subsidiaries ICCC and ISAC).

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

  Use of Estimates in the Preparation of Financial Statements

           The accompanying consolidated financial statements of IMH and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates.

4.        Cash and Cash Equivalents

           For purposes of the consolidated statements of cash flows, the cash equivalents consist of cash and money market mutual funds. Investments with maturities of three months or less at the date of acquisition are considered to be cash equivalents.

5.        Restricted Cash

           Restricted cash presented in the consolidated cash flow statement during 2005 and 2004 primarily consisted of cash deposits in a consolidated mortgage securitization trust that were used to purchase the remaining mortgage loan collateral that was deposited into the trust after the initial securitization. To a lesser extent restricted cash also included in money market accounts held in the Company's deferred compensation plan at December 31, 2005 and 2004. Restricted cash for all years presented included cash deposited in escrow accounts related to the Company's master servicing activities.

6.        Securitized Mortgage Collateral and Mortgages Held-for-Investment (Long-Term Mortgage Portfolio)

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

           The Company securitizes mortgages in the form of collateralized mortgage obligations (CMO) on balance sheet and real estate mortgage investment conduits (REMICs), which may be consolidated or un-consolidated depending on the design of the securitization structure. A CMO or REMIC securitization may be designed so that the transferee (securitization trust) is not a qualifying special purpose entity (QSPE), and therefore the Company consolidates the variable interest entities (VIEs) as the Company is the primary beneficiary of the sole residual interest in the securitization trust. Generally, this is achieved by including terms in the securitization agreements that give the Company the ability to unilaterally cause the securitization trust to return specific mortgages, other than through a clean-up call. Amounts consolidated are classified as securitized mortgage collateral and securitized mortgage borrowings in the consolidated balance sheets.

           During 2005 and 2006, the mortgage and commercial operations completed ISAC REMIC 2005-2, ISAC REMIC 2006-1, ISAC REMIC 2006-3, ISAC REMIC 2006-4, and ISAC REMIC 2006-5 securitizations which were treated as sales for tax purposes but treated as secured borrowings under GAAP and consolidated in the financial statements.

           In the second quarter of 2006, the mortgage and commercial operations completed ISAC REMIC 2006-2 securitization in the amount of $834.0 million and treated it as a sale for both tax and GAAP purposes. The residual interests, calculated as the present value of estimated excess future cash flows, were retained in investment securities available for sale, included in other assets on the consolidated balance sheet. Investments in residual interests represent a higher risk than investments in senior mortgage-backed securities because these subordinated securities bear all credit losses ahead of the related senior securities. The risk associated with holding a residual interest is greater than holding the underlying mortgage loans directly due to the concentration of losses attributed to the subordinated securities. The value of the residual interests represents the present value of future cash flows expected to be received by the Company from excess cash flows created in the securitization transaction. In general, future cash flows are estimated by taking the coupon rate of the mortgages underlying the transaction less the interest rate paid to the investors, less contractually specified servicing and trustee fees, and after giving effect to estimated prepayments and credit losses. The Company estimates future cash flows from these securities utilizing assumptions based in part on discount rates, projected delinquency rates, mortgage loan prepayment speeds and credit losses.

           Mortgages held-for-investment are continually evaluated for collectibility and, if appropriate, the mortgage is placed on non-accrual status when the mortgage is 90 days past due, and previously accrued interest is reversed from income. Securitized mortgage collateral is not placed on non-accrued status as the sub-servicer remits the interest payments to the Company regardless of the delinquency status of the underlying mortgage loan.

           Mortgage loans held-for-investment are recorded at cost adjusted for amortization of net deferred costs and for credit losses inherent in the portfolio. The Company amortizes the mortgage premiums, securitization costs, bond discounts, deferred charges and master servicing rights to interest income over the estimated lives of the mortgages as an adjustment to yield of the mortgages. Amortization calculations include certain loan information including the interest rate, maturity date, principal balance and certain assumptions including expected prepayment rates. The Company estimates prepayments on a collateral-specific basis and considers actual prepayment activity for the collateral pool. The Company also considers the current interest rate environment and the forward prepayment curve projections.

7.        Finance Receivables

           Finance receivables represent transactions with customers involved in residential real estate lending. As a warehouse lender, the warehouse lending operations are a secured creditor of the mortgage bankers and brokers to which it extends credit and is subject to the risks inherent in that status, including the risk of borrower fraud, default and bankruptcy. Any claim of the warehouse lending operations as a secured lender in a bankruptcy proceeding may be subject to adjustment and delay. Finance receivables represent warehouse lines of credit with affiliates and repurchase facilities with mortgage bankers that are primarily collateralized by mortgages on single-family residential real estate. Terms of non-affiliated repurchase facilities, including the maximum facility amount and interest rate, are determined based upon the financial strength, historical performance and other qualifications of the borrower. The facilities have maturities that range from on-demand to one year. Finance receivables are stated at the principal balance outstanding. Interest income is recorded on the accrual basis.

8.        Allowance for Loan Losses

           An allowance is maintained for loan losses on mortgages held as securitized mortgage collateral, mortgages held-for-investment and finance receivables at an amount that management believes provides for losses inherent in those loan portfolios. The Company has implemented a methodology designed to analyze the performance of various loan portfolios, based upon the relatively homogeneous nature within these loan portfolios. The allowance for losses is also analyzed using the following factors:

  •
  management's judgment of the net loss potential of mortgages in the long-term mortgage portfolio based on prior loan loss experience;

  •
  changes in the nature and volume of the long-term mortgage portfolio;

  •
  value of the collateral;

  •
  expected losses as derived from rating agencies analyses;

  •
  delinquency and non-performing loan trends; and

  •
  current economic conditions that may affect the borrowers' ability to pay.

           In evaluating the adequacy of the allowance for loan losses, management takes several items into consideration. For instance, a detailed analysis of historical loan performance data is accumulated and reviewed. This data is analyzed by product type for loss performance and prepayment performance, origination year and securitization issuance. The results of that analysis are then applied to the current mortgage portfolio and an estimate is created. We believe that pooling of mortgages with similar characteristics is an appropriate methodology in which to evaluate the allowance for loan losses. Management also recognizes that there are qualitative factors that must be taken into consideration when evaluating and measuring inherent loss in our loan portfolios. These items include, but are not limited to, economic indicators that may affect the borrower's ability to pay, changes in value of collateral, projected loss curves, political factors and industry statistics.

           In addition specific valuation allowances may be established for loans that are deemed impaired, including repurchased loans, finance receivables and loans impaired by natural disasters, if default by the borrower is deemed probable and if the fair value of the loan or the collateral is estimated to be less than the gross carrying value of the loan. Actual losses on loans are recorded as a reduction to the allowance through charge-offs. Subsequent recoveries of amounts previously charged off are credited to the allowance.

           Mortgages held-for-investment in the long-term mortgage portfolio are placed on non-accrual status when the mortgage is 90 days past due. For loans on non-accrual status, interest income is recognized on a cash basis. For all other impaired loans, cash receipts are applied to principal and interest in accordance with the contractual terms of the loan and interest income is recognized on the accrual basis. Generally, a loan may be returned to accrual status when all delinquent principal and interest are brought current in accordance with the terms of the loan agreement. Loans are charged off when foreclosure of the property is complete and the property is transferred to real estate owned at its estimated net realizable value. Additions to the allowance are provided through a charge to earnings.

9.        Mortgages Held-for-Sale

           Mortgages held-for-sale consists primarily of Alt-A mortgages, which are secured by one-to-four family properties and to a lesser extent commercial properties located throughout the United States. The mortgage and commercial operations acquire and originate mortgages generally with the intent to sell them in the secondary market (in REMIC securitizations, CMO securitizations or on a whole loan basis) or to retain by the long-term investment operations. Mortgages held-for-sale are carried at the lower of aggregate cost net of purchase discounts or premiums and deferred fees, or market value. The Company determines the fair value of mortgages held-for-sale on an aggregate basis using current secondary market prices for loans with similar coupons, maturities and credit quality. Mortgage loan origination fees and direct costs on mortgage loans held-for-sale are deferred until the related loans are sold. Premiums paid to acquire mortgage loans held-for-sale are also deferred until the related loans are sold.

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

           The REMIC securitization process involves the sale of the loans to one of our wholly-owned bankruptcy remote special-purpose entities which then sells the loans to a separate, transaction-specific securitization trust in exchange for cash and certain trust interests that we retain. The securitization trust issues and sells undivided interests to third party investors that entitle the investors to specified cash flows generated from the securitized loans. These undivided interests are usually represented by certificates with varying interest rates, and are secured by the payments on the loans acquired by the trust, and commonly include senior and subordinated classes. The senior class securities are usually rated "AAA" by at least two of the major independent rating agencies and have priority over the subordinated classes in the receipt of payments. We have no obligation to provide funding support to either the third party investors or the securitization trusts. The third party investors or the securitization trusts generally have no recourse to our assets or us and have no ability to require us to repurchase their securities other than standard representations and warranties. We do make certain representations and warranties concerning the loans, such as lien status or mortgage insurance coverage, and if we are found to have breached a representation or warranty we may be required to repurchase the loan from the securitization trust. We do not guarantee any certificates issued by the securitization trusts. Generally, the securitization trusts represent QSPEs and meet the requirements for sale treatment under SFAS 140, and are therefore not consolidated for financial reporting purposes. In the event that a REMIC securitization trust does not meet sale accounting and QSPE criteria, the securitization is treated as a secured borrowing and consolidation is assessed pursuant to FIN 46R.

           When the Company securitizes mortgage loans accounted for as a sale in accordance with GAAP, the carrying value of the mortgages sold is allocated between the loans sold and the retained interests based on their relative fair values. The Company's recognition of gain or loss on the sale of loans from securitizations are accounted for in accordance with SFAS 140 and represents the difference between the net proceeds and the allocated cost of the loans sold and interests retained. Net proceeds consist of cash and any other assets obtained, less any liabilities incurred. At the closing of each securitization, mortgages held-for-sale are removed from the consolidated balance sheets and cash received and any portion of the mortgages retained from the securitizations (retained interests and master servicing rights) remain on the consolidated balance sheet. These retained interests may include subordinated classes of securities, interest-only securities, residual securities and master servicing rights. These retained interests are accounted for as investment securities available-for-sale in other assets in the consolidated balance sheets. Transaction costs associated with the securitizations are recognized as a component of the gain or loss at the time of sale.

           Retained interests are amortized over the expected repayment life of the underlying loans. The Company evaluates quarterly the carrying value of its retained interest in light of the actual repayment experience of the underlying loans and makes adjustments to reduce the carrying value, if appropriate. Amortization of the retained interest is included in interest income in the consolidated statement of operations and comprehensive (loss) earnings.

10.      Derivative Instruments

           In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133), as amended by SFAS 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", the Company records all its derivative instruments at fair value as either assets or liabilities (included in other liabilities) in the consolidated balance sheets. The Company has accounted for all its derivatives as non-designated hedge instruments or free-standing derivatives. The Company uses derivative instruments to manage interest rate risk. Change in derivative instruments fair value is recorded in the Consolidated Statements of Operations and Comprehensive Earnings.

  Interest Rate Lock and Purchase Commitments

           The Company enters into commitments to originate loans whereby the interest rate on the loan is set prior to funding (interest rate lock commitments). The Company also enters into commitments to purchase mortgage loans through its correspondent channels (purchase commitments). Interest rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. In addition, purchase commitments for mortgage loans that are intended to be sold and those that will be held for investment purposes can qualify as derivatives. Both types of commitments to purchase loans are evaluated under the definition of a derivative to determine whether SFAS 133 is applicable. Interest rate lock and purchase commitments (together "loan commitments") that are considered to be derivatives are recorded at fair value in the consolidated balance sheets with the change in fair value recorded in the consolidated statements of operations and comprehensive earnings.

           Unlike most other derivative instruments, there is no active market for the loan commitments that can be used to determine their fair value. The Company has developed a method for estimating the fair value of loan commitments that are considered to be derivatives by calculating the change in market value from a commitment date to a measurement date based upon changes in applicable interest rates during the period, adjusted for a fallout factor. Subsequent to issuance of Staff Accounting Bulletin No. 105 "Application of Accounting Principles to Loan Commitments," (SAB 105), when measuring the fair value of interest rate lock commitments, the amount of the expected servicing rights is not included in the valuation.

  Forward Sale Commitments

           Interest rate lock commitments expose the Company to interest rate risk. The Company mitigates this risk by entering into forward sale commitments (e.g. mandatory commitments on U.S. Treasury bonds and mortgage-backed securities, call options, put options, whole loan sale commitments). These forward sale commitments are treated as derivatives under SFAS 133 with the change in fair value recorded in the consolidated statements of operations and comprehensive earnings.

           The fair value of the Company's forward sale commitments is generally based on market prices provided by dealers and market-makers of these financial instruments.

  Interest Rate Swaps, Caps, and Floors

           The Company's primary objective is to limit the exposure to the variability in future cash flows attributable to the variability of one-month LIBOR, which is the underlying index of adjustable rate securitized mortgage borrowings and short-term borrowings under reverse repurchase agreements. The Company also monitors on an ongoing basis the prepayment risks that arise in fluctuating interest rate environments. The Company's interest rate risk management policies are formulated with the intent to offset the potential adverse effects of changing interest rates on securitized mortgage borrowings and reverse repurchase borrowings.

           To mitigate exposure to the effect of changing interest rates on cash flows on securitized mortgage borrowings and reverse repurchase borrowings, the Company purchases derivative instruments primarily in the form of interest rate swap agreements (swaps) and, to a lesser extent, interest rate cap agreements (caps) and interest rate floor agreements (floors). The swaps, caps and floors are treated as derivatives under the provisions of SFAS 133, with the change in fair value recorded in the consolidated statements of operations and comprehensive earnings. Cash received or paid on swaps, caps and floors is recorded as realized gain or loss from derivative instruments, respectively, in the consolidated statements of operations and comprehensive earnings.

           The fair value of the Company's swaps, caps, floors and other derivative instruments is generally based on market prices provided by dealers and market-makers of these financial instruments.

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

11.      Securitized Mortgage Borrowings

           The decision to securitize mortgages is based on the Company's current and future investment needs, market conditions and other factors. Securitized mortgages, which are primarily secured by Alt-A mortgages on single-family and to a lesser extent commercial residential real properties, are issued as a means of financing the Company's long-term mortgage portfolio. Securitized mortgage borrowings are carried at their outstanding principal balances, including securitization costs and accrued interest on such obligations. For accounting purposes, mortgages financed through the issuance of securitized mortgages are treated as assets and the securitized mortgage borrowings are treated as debt.

           See discussion under "Note A number 5. Securitized Mortgage Collateral and Mortgages Held-for-Investment (Long-Term Mortgage Portfolio)," for a discussion of fiscal 2006 and fiscal 2005 securitization transactions.

           Each issuance of a securitized mortgage borrowing is payable solely from the principal payments on the underlying mortgages collateralizing such debt and any losses in principal on the underlying mortgages are paid by the trust. Securitized mortgages typically are structured as one-month LIBOR "floaters" and fixed rate securities with interest payable to certificate holders monthly. The maturity of each class of securitized mortgage is directly affected by the rate of principal prepayments on the related securitized mortgage collateral. Each securitized mortgage series is also subject to redemption according to specific terms of the respective indentures. As a result, the actual maturity of any class of a securitized mortgage series is likely to occur earlier than the stated maturities of the underlying mortgages.

           When the Company issues securitized mortgage borrowings for financing purposes, the Company generally seeks an investment grade rating for the Company's securitized mortgages by nationally recognized rating agencies. To secure such ratings, it is often necessary to incorporate certain structural features that provide for credit enhancement. This can include the pledge of collateral in excess of the principal amount of the securities to be issued, a bond guaranty insurance policy for some or all of the issued securities, or additional forms of mortgage insurance. The need for additional collateral or other credit enhancements depends upon factors such as the type of collateral provided, the interest rates paid, the geographic concentration of the mortgaged property securing the collateral and other criteria established by the rating agencies. The pledge of additional collateral reduces the Company's capacity to raise additional funds through short-term secured borrowings or additional securitized mortgages and diminishes the potential expansion of the Company's long-term mortgage portfolio. The Company's total loss exposure is limited to the net economic investment in the securitized mortgages at any point in time.

12.      Gain on Sale of Mortgage Servicing Rights

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

           The gains or losses on sale of mortgage servicing rights to third parties, where the underlying mortgage is in a consolidated CMO or REMIC securitization, are accounted for in accordance with the provisions in SOP 01-6. Under SOP 01-6, for sales of mortgage servicing rights with the loans being retained, the carrying value of the loan is allocated between the loan basis and the mortgage servicing rights basis consistent with the relative fair value method prescribed in SFAS 140. As a result, only a nominal gain is realized from the sale of mortgage servicing rights and a discount is recorded on the mortgages retained as securitized mortgage collateral collateral and mortgages held-for-investment. The discount is amortized to interest income over the estimated life of the mortgages using the interest method as an adjustment to the yield of the mortgages. Management utilizes an estimate of the prepayment rate of the mortgages to forecast the remaining average life of the mortgages.

           The gains or losses on sale of mortgage servicing rights to third parties in an un-consolidated REMIC securitizations or whole-loan sale are accounted for in accordance with SFAS 140 and SOP 01-6 and recorded in gain loss on the consolidated statement of operations. Since the sale of the mortgage servicing rights to third parties generally occurs concurrently with the REMIC securitization, the carrying value of the securitized mortgage loans is allocated between the mortgages sold, mortgage servicing rights to be sold, and retained interests (master servicing rights) based on their relative fair values. A gain or loss on sale of mortgage servicing rights is based upon the difference between its sales price and associated relative fair value and is recorded as gain on sale of loans in the consolidated statement of operations and comprehensive earnings.

13.      Master Servicing Rights

           Generally, master servicing rights are retained when the sub-servicing of mortgage servicing rights are sold and the corresponding mortgages are retained in a CMO or REMIC securitization. In addition, master servicing rights are generally retained when the sub-servicing of mortgage servicing rights are sold and the corresponding mortgages are sold in REMIC securitizations. The retained master servicing rights are recorded as a separate retained asset in accordance with SFAS 140 for the unconsolidated securitizations, while in the consolidated securitizations such rights remain as part of the retained mortgage loans.

           Master servicing rights retained in unconsolidated securitizations are recorded in other assets in the consolidated balance sheets. The Company records master servicing rights arising from the transfer of mortgages to the securitization trusts utilizing the relative fair value allocation method based upon an estimate of what a third party would pay for the master servicing rights. The master servicing rights are amortized in proportion to and over the estimated period of net servicing income. The Company subsequently evaluates and measures the master servicing rights for impairment using a discounted cash flows valuation model to estimate the fair value. The valuation model incorporates assumptions relating to market discount rates, float values, prepayment speeds, master servicing fees and default rates. An impairment loss is recognized for master servicing rights that have an unamortized balance in excess of the estimated fair value. Master servicing rights retained in consolidated securitizations remain as part of the mortgage loan balance and are accounted for as part of such loan.

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

           Master servicing fees are generally 0.03% per annum on the declining principal balances of the mortgages serviced. The value of master servicing fees is subject to prepayment and interest rate risks on the transferred financial assets. The carrying value of master servicing rights was $1.9 million and $2.5 million as of December 31, 2006 and 2005, respectively.

           The Company recognizes an impairment loss when the master servicing rights have an unamortized balance in excess of the estimated fair value.

           As of December 31, 2006, we master serviced mortgages for others of approximately $9.7 billion that were primarily mortgages collateralizing REMIC securitizations, compared to $4.9 billion at December 31, 2005. Related fiduciary funds are held in trust for investors in non-interest bearing accounts. We may also be required to advance funds or we may cause our loan servicers to advance funds to cover interest payments not received from borrowers depending on the status of their mortgages.

14.      Real Estate Owned

           When real estate is acquired in settlement of loans, or other real estate owned, the real estate is written-down to the net realizeable value less anticipated selling and holding costs, offset by expected mortgage insurance proceeds. The difference between the net realizeable value and the unpaid principal balance of the mortgage is recorded as an actual loan loss. The Company transferred properties with a net realizeable value of $215.9 million from mortgage loans to REO during 2006.

15.      Investment Securities

           Investment securities are classified as available-for-sale and are included in other assets on the Company's consolidated balance sheets. Available-for-sale securities are reported at fair value with unrealized gains and losses as other comprehensive earnings. Securities available for sale of $30.9 million, includes the residual interest from the ISAC REMIC 2006-2 securitization, calculated as the present value of estimated future cash flows. Gains and losses realized on the sale of available-for-sale investment securities and declines in value considered to be other-than-temporary are based on the specific identification method and reported in current earnings. Premiums or discounts obtained on investment securities are accreted or amortized to interest income over the estimated life of the investment securities using the effective interest method. Investment securities may be subject to credit, interest rate and/or prepayment risk.

16.      Income Taxes

           The Company operates so as to qualify as a REIT under the requirements of the Internal Revenue Code "the Code". Requirements for qualification as a REIT include various restrictions on ownership of IMH's stock, requirements concerning distribution of taxable income and certain restrictions on the nature of assets and sources of income. A REIT must distribute at least 90 percent of its taxable income to its stockholders of which 85 percent must be distributed within the taxable year in order to avoid the imposition of an excise tax. The remaining balance may extend until timely filing of the tax return in the subsequent taxable year. Qualifying distributions of taxable income are deductible by a REIT in computing taxable income. If in any tax year IMH should not qualify as a REIT, the Company would be taxed as a corporation and distributions to stockholders would not be deductible in computing taxable income. If IMH were to fail to qualify as a REIT in any tax year, the Company would not be permitted to qualify for that year and the succeeding four years.

           Mortgage operations and commercial operations are subject to corporate income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities for a change in tax rates is recognized in income in the period that includes the enactment date.

           In accordance with Accounting Research Bulletin No. 51, "Consolidated Financial Statements," the Company records a deferred charge to eliminate the expense recognition of income taxes paid on inter-Company profits that result from the sale of mortgages from IFC and ICCC to IMH. The deferred charge is included in other assets in the consolidated balance sheets,is amortized as a component of income tax expense in the consolidated statements of operations over the estimated life of the mortgages retained in the securitized mortgage collateral.

17.      Net (Loss) Earnings per Share

           Basic net (loss) earnings per share is computed on the basis of the weighted average number of shares outstanding for the year divided into net (loss) earnings available to common stockholders for the year. Diluted net (loss) earnings per share is computed on the basis of the weighted average number of shares and dilutive common equivalent shares outstanding for the year divided by net earnings available to common stockholders for the year.

18.      Stock Based Compensation

           The Company maintains a stock based incentive compensation plan the terms of which are governed by the Impac Mortgage Holdings, Inc. 2001 Stock Option, Deferred Stock and Restricted Stock Plan, as amended (the 2001 Stock Plan). Officers, key employees, directors, consultants and advisors are eligible to receive awards pursuant to the 2001 Stock Plan. The aggregate number of shares reserved under the 2001 Stock Plan is 10,222,765 shares (including increases pursuant to the plan's "evergreen provision"), and as of December 31, 2006 there were 2,289,199 shares available for grant as stock options, restricted stock and deferred stock awards.

           Effective January 1, 2006, the Company adopted the Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment," using the modified prospective method, which requires recognition of compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, prior period amounts presented herein have not been restated to reflect the adoption of SFAS 123R. As required, the pro forma effect from recognition of the estimated fair value of stock options granted to employees has been disclosed for previous periods.

           As a result of adopting SFAS 123R on January 1, 2006, the Company's net earnings before income taxes and net earnings for the year-ended December 31, 2006 are $2.4 million and $1.4 million lower, respectively, than if it had continued to account for share-based compensation under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees, (APB 25). Basic and diluted loss per share for the year-ended December 31, 2006 are $0.02 lower, than if the Company had continued to account for share-based compensation under APB 25.

           During 2005 and 2004 the Company applied APB 25 in accounting for stock-based awards to employees. No compensation cost had been recognized for stock-based awards to employees as the stock option exercise price equaled the fair market value of the underlying common stock as of the stock option grant date.

           The fair value of each stock option granted under the Company's stock based compensation plan is estimated on the date of grant using the Black-Scholes option-pricing model and the assumptions noted below. The expected volatility is based on both the implied and historical volatility of the Company's stock. The expected option term of options granted represents the period of time that the options granted are expected to be outstanding and is based on historical experience giving consideration for the contractual terms, vesting periods and expectations of future employee behavior. The risk-free interest rate is based on the U.S. Treasury rate with a term equal to the expected term of the option grants on the date of grant.

           SFAS 123R requires forfeitures to be estimated at the time of grant and prospectively revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Share-based compensation expense was recorded net of estimated forfeitures for the year-ended December 31, 2006 such that expense was recorded only for those stock-based awards that were expected to vest. Previously under APB 25 to the extent awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed in the period of forfeiture.

           On August 18, 2006, the Compensation Committee of the Board of Directors approved performance criteria for the 225,000 performance based options granted to each of the following, Messrs. Joseph R. Tomkinson, the Company's Chairman and Chief Executive Officer, William S. Ashmore, the Company's President, and Richard J. Johnson the Company's Executive Vice President and Chief Operating Officer. The awards vest in one-third increments if the Company meets specified estimated taxable income targets over each of the three 12-month periods ending June 30, 2009. The options expire four years from the date of grant. If a portion of an award does not vest, the failure of that portion to vest will not affect the vesting of earlier or subsequent portions. These options were granted in the third quarter of 2006, and are included in the option grants below. The fair value of each performance based option was measured on the date of grant using the same assumptions used to value the service based options, and assumed that performance goals would be achieved. If such goals are not met, no compensation cost is recognized and any recognized compensation cost is reversed.

           The following table illustrates the effect as if the Company had elected to use the fair value approach to account for its employee stock-based compensation plan for the year below (in thousands):

	For the year ended December 31,
	2005	2004
Net earnings available to common stockholders	$255,728	$253,887
Less: Total stock-based employee compensation expense using the fair value method	(2,420)	(1,705)

Pro forma net earnings	$253,308	$252,182

Net earnings per share as reported:
Basic	$3.38	$3.79

Diluted	$3.35	$3.72

Pro forma net earnings per share:
Basic	$3.35	$3.77

Diluted	$3.34	$3.71

           The fair value of options granted, which is amortized to expense over the option vesting period, is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions:

	For the year ended December 31,
	2006	2005	2004
Risk-free interest rate	4.82%	3.90%-4.26%	2.16%-4.50%
Expected lives (in years)	3	3	3-4
Expected volatility	38.58%	34.75%	42.26%
Expected dividend yield	11.00%	10.00%	10.00%
Fair value per share	$1.41	$1.79	$3.71

(1)
Expected volatilities are based on the historical volatility of the Company's stock over the expected option life.

           The following table summarizes activity, pricing and other information for the Company's stock options for the years presented below (in thousands):

	For the year ended December 31,
	2006		2005		2004
	Number of Shares	Weighted- Average Exercise Price $	Number of Shares	Weighted- Average Exercise Price $	Number of Shares	Weighted- Average Exercise Price $
Options outstanding at beginning of year	5,266,544	$14.55	4,433,884	$14.53	3,395,445	$10.59
Options granted	2,774,000	9.94	1,747,500	13.76	1,536,000	22.91
Options exercised	(75,202)	10.95	(590,337)	10.69	(345,893)	10.71
Options forfeited / cancelled	(916,587)	13.57	(324,503)	17.01	(151,668)	19.90

Options outstanding at end of year	7,048,755	$12.91	5,266,544	$14.55	4,433,884	$14.53

Options exercisable at end of year	3,102,390	$13.97	2,378,850	$12.14	1,738,011	$8.36

	For the year ended December 31,
	2006		2005		2004
	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at end of period	2.74	$3,319	2.96	$3,785	3.38	$36,453

Options exercisable at end of period	2.16	$3,319	2.94	$3,785	3.82	$24,874

           The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company's closing stock price of $8.80 per common share as of December 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. As of December 31, 2006, there was approximately $4.2 million of total unrecognized compensation cost related to stock option compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of 1.15 years.

           In addition to the options granted, the Company has granted nonvested shares, which vest over a three year period. The fair value of each nonvested share was measured on the date of grant using the grant date price of the Company's stock. A summary of the activity for the Company's nonvested shares for the year-ended December 31, 2006, is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested outstanding at beginning of period	5,000	$13.76
Shares Granted	42,577	9.94
Shares Vested	(1,667)	13.76
Shares Forfeited	-	-

Nonvested outstanding at end of period	45,910	$10.34

           As of December 31, 2006, there was approximately $409,000 of total unrecognized compensation cost related to nonvested stock compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of 1.50 years.

           Additional information regarding stock options outstanding as of December 31, 2006, is as follows:

	Stock Options Outstanding			Options Exercisable
Exercise Price Range ($)	Number Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price ($)	Number Exercisable	Weighted- Average Exercise Price ($)
3.85 - 9.42	796,250	4.30	4.6568	796,250	4.6568
9.94	2,673,000	3.63	9.9400	-	-
13.76 - 14.27	2,388,505	1.71	13.9851	1,498,825	14.1186
21.77 - 22.83	686,000	1.92	22.7682	470,654	22.7399
23.10	505,000	1.59	23.1000	336,661	23.1000

3.85 - 23.10	7,048,755	2.74	12.9052	3,102,390	13.9727

19.      Recent Accounting Pronouncements

           In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements ("SAB 108"), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 was issued to address diversity in practice in quantifying financial statement misstatements. SAB 108 is currently effective and did not have an effect on the consolidated financial statements.

           In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the effect that SFAS No. 157 will have on the consolidated financial statements.

           In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, ("FIN 48") which expands on the accounting guidance of FASB Statement No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this interpretation by the Company is not expected to have a significant effect on the consolidated financial statements.

           In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140 ("SFAS 156"). This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. This statement also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt this statement as of the beginning of its first fiscal year that begins after September 15, 2006. Management believes the adoption of this statement by the Company will not have a significant effect on the consolidated financial statements.

           In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, "an amendment of FASB Statements No. 133 and SFAS No. 140 ("SFAS 155"). This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also clarifies which interest-only strips and principal-only strips are not subject to FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Management believes the adoption of this statement by the Company will not have a significant effect on the consolidated financial statements.

Note B—Mortgages Held-for-Sale

           Mortgages held-for-sale for the periods indicated consisted of the following (in thousands):

	At December 31,
	2006	2005
Mortgages held-for-sale—residential	$1,384,136	$2,027,194
Mortgages held-for-sale—commercial	177,619	-
Change in fair value of mortgages held-for-sale	(18,717)	(4,465)
Net premiums on mortgages held-for-sale—residential	18,024	29,965
Net premiums on mortgages held-for-sale—commercial	857	-

Total mortgages held-for-sale	$1,561,919	$2,052,694

           Mortgage loans held-for-sale are recorded at the lower of cost or market determined on an aggregate basis. The change in fair value of the loans held-for-sale is recorded as a increase or decrease to non-interest income.

           During 2006 the Company recorded a charge to earnings for the change in fair value of loans held-for-sale primarily due to a $34.0 million writedown on loans that were repurchased due to early payment defaults on whole loan sales.

Note C—Securitized Mortgage Collateral

           Securitized mortgage collateral consisted of the following (in thousands):

	At December 31, 2006	At December 31, 2005
Mortgages secured by residential real estate	$19,118,064	$22,986,632
Mortgages secured by commercial real estate	1,728,240	1,195,541
Net unamortized premiums on mortgages—residential	186,563	301,709
Net unamortized premiums on mortgages—commercial	17,962	10,408

Total securitized mortgage collateral	$21,050,829	$24,494,290

Note D—Mortgages Held-for-Investment

           Mortgages held-for-investment for the periods indicated consisted of the following (in thousands):

	At December 31,
	2006	2005
Mortgages held-for-investment—residential	$1,880	$5,643
Mortgages held-for-investment—commercial	-	153,583
Net premiums on mortgages held-for-investment—residential	-	(62)
Net premiums on mortgages held-for-investment—commercial	-	906

Total mortgages held-for-investment	$1,880	$160,070

           As of December 31, 2006 and 2005, there were $1.2 million and $2.3 million, respectively, of mortgages held-for-investment, which were not accruing interest due to the delinquent nature of the mortgages.

Note E—Allowance for Loan Losses

           The allowance for loan loss was comprised of the following (in thousands):

	At December 31,
	2006	2005
Securitized mortgage collateral and mortgages held-for-investment	$71,993	$55,007
Specific reserve for finance receivables	10,598	10,683
Specific reserve for mortgage operations	3,492	-
Specific reserve for estimated hurricane losses	5,692	12,824

Total allowance for loan losses	$91,775	$78,514

           Activity for the allowance for loan losses was as follows (in thousands):

	For the year ended December 31,
	2006	2005	2004
Beginning balance	$78,514	$63,955	$38,596
Provision for loan losses	47,326	30,563	30,927
Charge-offs, net of recoveries	(34,065)	(16,004)	(5,568)

Total allowance for loan losses	$91,775	$78,514	$63,955

           The provision in 2006 was increased as a result of the higher level of charge-offs and the increased level of non-performing loans. For the year-ended December 31, 2005, the Company reviewed the properties in areas affected by hurricanes Katrina, Rita and Wilma and recorded a specific reserve of $12.8 million for the estimated loss exposure for 886 properties securing a total unpaid principal balance of $183.7 million in the affected areas. The provision for loan losses for the year-ended December 31, 2004 includes a specific impairment on warehouse advances of $10.7 million.

           At the end of the first quarter of 2004, the Company discovered that one client of the warehouse lending operations and certain of its officers had perpetrated a fraud pursuant to which they defrauded the warehouse lending operations into making advances pursuant to a repurchase facility. As of the date the fraud was discovered, an aggregate of $12.6 million of fraudulent advances were outstanding. As of the date the fraud was discovered, the Company immediately terminated the facility and have been cooperating with federal investigators in their ongoing investigation of the defrauding parties and have provided $8.0 million for anticipated losses for this fraud loss. To the extent that The Company believes that the actual losses will exceed the $8.0 million allowance, the Company will make an additional allowance for loan losses when, or if, the Company determines it is appropriate to do so as events and circumstances dictate. During 2006 the Company recovered approximately $350,000 of these loans, whereas during 2005, no amounts were recovered or written off. The Company believes that this specific allowance is adequate to provide for anticipated loan losses based on information currently available. During the year-ended December 31, 2004, the Company terminated a warehouse lending client that sold mortgages to third party investors that were pledged as collateral to the Company's warehouse lending operations. As a result of the termination of this client, management provided for a specific write-down of $2.7 million on these advances. During 2006 and 2005, no amounts were recovered or written off and the ending allowance balance as of December, 31, 2006 and December, 31, 2005 remained at $2.7 million. The Company believes that this specific allowance is adequate to provide for anticipated loan losses based on currently available information. During the year-ended December 31, 2006, the Company recovered approximately $350,000 of specifically reserved loans, offset by new specific reserves of approximately $260,000. Management believes that the aggregate specific allowance of $10.6 million, which is included in the allowance for loan losses, is adequate to provide for future losses based on currently available information.

Note F—Real estate owned (REO)

           Real estate owned, which consists of residential real estate acquired in satisfaction of loans, is carried at the net realizeable value less estimated selling and holding costs, offset by expected mortgage insurance proceeds to be received. Adjustments to the loan carrying value required at the time of foreclosure are charged off against the allowance for loan losses. Losses or gains from the ultimate disposition of real estate owned are recorded as (gain) loss on sale of other real estate owned in the consolidated statements of operations. The Company maintains an allowance against the REO for changes in the value of the real estate subsequent to the initial transfer to REO. As of December 31, 2006 the Company maintained an allowance of $6.6 million, compared to none at December 31, 2005. The allowance for changes in the value of the real estate is included in the REO balance.

           Activity for the Company's real estate portfolio consisted of the following for the years presented (in thousands):

	At December 31,
	2006	2005
Beginning balance	$46,351	$18,277
Foreclosures	215,930	78,553
Liquidations	(100,743)	(50,479)

Ending balance	$161,538	$46,351

Note G—Other Assets

           Other assets consisted of the following (in thousands):

	At December 31,
	2006	2005
Deferred charge	52,272	47,406
Investment securities available-for-sale	31,628	40,227
Prepaid and other assets	24,395	34,422
Deferred income taxes, net	20,060	12,160
Cash margin balances	19,112	16,567
Premises and equipment, net	15,526	12,312
Investment in Impac Capital Trusts	2,638	2,884
Investments for deferred compensation plan	-	8,041

Total other assets	$165,631	$174,019

  Investment securities available-for-sale

           The amortized cost and estimated fair value of investment securities available-for-sale for the periods indicated were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
As of December 31, 2006:
Subordinated securities secured by mortgages	$29,271	$2,896	$(539)	$31,628

As of December 31, 2005:
Subordinated securities secured by mortgages	$39,775	$963	$(511)	$40,227
Other investments (1)	7,187	854	-	8,041

	$46,962	$1,817	$(511)	$48,268

(1)
Investments related to the Company's deferred compensation program are classified as available-for-sale.

           As of December 31, 2006 and 2005, no investment securities available-for-sale were placed on deposit (pledged) with third parties. The securities were pledged as collateral for margin calls on derivative instruments if necessary, depending on the change in the fair value of the derivative instruments. Gross realized gains from the sale of investment securities available-for-sale were none, $49 thousand and $5.1 million for the years ended

December 31, 2006, 2005 and 2004, respectively. During the year-ended December 31, 2004, the Company received $389 thousand of recoveries on investment securities available-for-sale that were written-off in prior periods. During 2006 the Company recorded an other than temporary impairment of $925 thousand, compared to none in 2005 and $1.1 million in 2004, which is recorded as a non-interest income in the consolidated statements of operations.

  Premises and equipment, net

           Premises and equipment are stated at cost, less accumulated depreciation or amortization. Depreciation on premises and equipment is recorded using the straight-line method over the estimated useful lives of individual assets, typically, three to twenty years. Premises and equipment consisted of the following for the periods indicated (in thousands):

	At December 31,
	2006	2005
Premises and equipment	$42,506	$32,242
Less: Accumulated depreciation	(26,980)	(19,930)

Total premises and equipment, net	$15,526	$12,312

Note H—Repurchase Reserve

           The liability for mortgage repurchases is maintained for the purpose of purchasing previously sold mortgages, for various reasons, including early payment defaults or breach of representations or warranties, which may be subsequently sold at a loss. Actual gains and losses on repurchases are recorded against the loans repurchased and are included in actual loan losses. In determining the adequacy of the liability for mortgage repurchases, management considers such factors as specific requests for repurchase, known problem loans, underlying collateral values, recent sales activity of similar loans and other appropriate information. For the year-ended 2006 the Company recorded a provision for repurchases of $7.4 million compared to a provision of $5.8 million for the same period in 2005, included in non-interest income. The provision for repurchases increased as a result of an increase in outstanding repurchase requests. This balance is included on other liabilities on the consolidated balance sheet.

           During the year-ended December 31, 2006, the Company sold $6.3 billion in whole loan sales compared to $8.1 billion during 2005. The Company maintains a $15.3 million reserve related to these guarantees as of December 31, 2006 compared to $10.4 million at December 31, 2005, which is included in other liabilities.

Note I—Reverse Repurchase Agreements

           Reverse repurchase agreements are entered into to finance the Company's warehouse lending operations and to fund the closing and purchase of mortgages by the mortgage and commercial operations. These facilities consist of committed and uncommitted lines. In 2006, these facilities amounted to $5.7 billion, of which $1.9 billion was outstanding at December 31, 2006.

           At December 31, 2006, the Company was in breach of a financial covenant related to GAAP earnings for three of its outstanding reverse repurchase lenders. The Company obtained a waiver from these lenders for the violations that occurred as of December 31, 2006. If the Company does not satisfy its financial covenant with regard to GAAP earnings in future quarters, the Company will need to obtain waivers or payoff the related facilities. The Company had borrowings of $819.0 million and availability of $1.8 billion from these three lenders at December 31, 2006. Subsequent to December 31, 2006, the Company entered into a $1.0 billion reverse repurchase facility with a new lender, see Note W—Subsequent Events.

           We enter into reverse repurchase agreements with major brokerage firms to finance the Company's warehouse lending operations and to fund the closing and purchase of mortgages by the mortgage and commercial operations. Reverse repurchase agreements consist of uncommitted lines, which may be withdrawn at any time by the lender, and committed lines. A reverse repurchase agreement, although structured as a sale and repurchase obligation, acts as a financing vehicle under which the Company effectively pledges mortgages as collateral to secure a short-term borrowing. Generally, the other party to the agreement makes the loan in an amount equal to a percentage of the market value of the pledged collateral. At the maturity of the reverse repurchase agreement, the Company is required to repay the loan and correspondingly receive the Company's collateral. Under reverse repurchase agreements, the Company retains the beneficial ownership, including the right to distributions on the collateral and the right to vote on matters as to which certificate holders vote. Upon payment default, the lending party may liquidate the collateral. The Company's borrowing agreements require it to pledge cash, additional mortgages or additional assets in the event the market value of existing collateral declines. The Company may be required to sell assets to reduce the borrowings to the extent that cash reserves are insufficient to cover such deficiencies in collateral. As of December 31, 2006, the Company had a total of $5.7 billion of reverse repurchase facilities. Committed facilities comprised of $372.5 million of the total available facilities, with uncommitted facilities totaling $5.3 billion. As of December 31, 2006 and 2005, reverse repurchase agreements include accrued interest payable of $9.5 million and $12.1 million, respectively.

           The following tables present certain information on reverse repurchase agreements for the periods indicated:

	Maximum Borrowing Capacity	Rate Range (in excess of one month LIBOR)	Range of Allowable Advance Rates (%)	Balance Outstanding	Maturity Date
December 31, 2006
Short-term borrowings:
Repurchase agreement 1	$500,000	0.75 - 1.50%	90 - 97	$157,214	No Expiration
Repurchase agreement 2	800,000	0.88 - 1.50%	93 - 98	207,225	June 8, 2007
Repurchase agreement 3	500,000	0.65 - 3.00%	95.5 - 99	298,656	September 19, 2007
Repurchase agreement 4	1,500,000	0.60 - 2.50%	75 - 98	602,303	No Expiration
Repurchase agreement 5	1,500,000	0.45 - 0.95%	90 - 98	87,974	March 28, 2007
Repurchase agreement 6	750,000	0.60 - 0.80%	95 - 98	363,140	June 8, 2007
Repurchase agreement 7	13,495	0.20 - 0.40%	80	13,495	Monthly rolling maturity
Repurchase agreement 8	147,469	0.40 - 0.50%	75	147,469	October 2, 2007 to September 25, 2008
Repurchase agreement 9	2,919	0.35%	80	2,919	Monthly rolling maturity

Total short-term borrowings	$5,713,883			$1,880,395

	Maximum Borrowing Capacity	Rate Range (in excess of one month LIBOR)	Range of Allowable Advance Rates (%)	Balance Outstanding
December 31, 2005
Short-term borrowings:
Repurchase agreement 1	$500,000	0.75 - 1.50%	90 - 97	$154,163	No Expiration
Repurchase agreement 2	700,000	0.88 - 1.50%	93 - 98	436,909	December 8, 2006
Repurchase agreement 3	400,000	0.93 - 1.13%	95.5 - 99	223,079	March 15, 2006
Repurchase agreement 4	1,200,000	0.70 - 1.00%	70 - 98	1,145,075	No Expiration
Repurchase agreement 5	1,500,000	0.93%	90 - 98	441,675	March 29, 2006
Repurchase agreement 6	29,174	0.40%	80	29,174	No Expiration

Total short-term borrowings	$4,329,174			$2,430,075

           The following table presents certain information on reverse repurchase agreements for the periods indicated (in thousands:

	For the year ended December 31,
	2006	2005
Maximum month-end outstanding balance during the year	$2,888,143	$3,963,788
Average balance outstanding for the year	2,010,931	2,730,805
Underlying collateral (mortgage loans)	1,892,425	2,603,917
Weighted average rate for period	5.92%	4.46%

Note J—Securitized Mortgage Borrowings

           Selected information on securitized mortgage borrowings for the periods indicated consisted of the following (dollars in millions):

		Securitized mortgage borrowings outstanding as of		Range of Percentages:
Year of Issuance	Original Issuance Amount	December 31, 2006	December 31, 2005	Fixed Interest Rates	Interest Rate Margins over One-Month LIBOR (1)	Interest Rate Margins after Adjustment Date (2)
2002	$3,876.1	$52.0	$219.8	5.25 - 12.00	0.27 - 2.75	0.54 - 3.68
2003	5,966.1	906.7	1,723.0	4.34 - 12.75	0.27 - 3.00	0.54 - 4.50
2004	17,710.7	5,230.8	10,191.9	3.58 - 5.56	0.25 - 2.50	0.50 - 3.75
2005	13,387.7	8,578.1	11,902.9	-	0.24 - 2.90	0.48 - 4.35
2006	6,079.1	5,794.7	-	6.25	0.10 - 2.75	0.20 - 4.125

Subtotal securitized mortgage borrowings		20,562.3	24,037.6
Accrued interest expense		22.8	18.1
Unamortized securitization costs		(58.7)	(65.3)

Total Securitized mortgage borrowings		$20,526.4	$23,990.4

(1)
One-month LIBOR was 5.3279 percent as of December 31, 2006.
(2)
Interest rate margins are generally adjusted when the unpaid principal balance is reduced to less than 10-20 percent of the original issuance amount, or if certain other triggers are met.

           Expected principal maturity of the securitized mortgage borrowings, which is based on expected prepayment rates, was as follows (dollars in millions):

	Payments Due by Period
	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Securitized mortgage borrowings	$20,563.9	$8,225.9	$7,350.0	$3,100.9	$1,887.2

Note K—Segment Reporting

           Management internally reviews and analyzes its operating segments as follows:

  •
  long-term investment operations that are conducted by IMH, IMH Assets invest primarily in ARMs, Alt-A ARMs and, to a lesser extent, Alt-A FRMs acquired from the mortgage operations and commercial operations;

  •
  mortgage operations that are conducted by IFC including its wholly-owned subsidiary ISAC and its wholesale division, ILG, the operations of which were combined with IFC, acquire and originate primarily Alt-A ARMs and FRMs from its network of third party correspondents, mortgage brokers and retail customers;

  •
  commercial operations that are conducted by ICCC originate multi-family and commercial mortgage loans; and,

  •
  warehouse lending operations that are conducted by IWLG provide warehouse and repurchase financing to affiliated companies and to approved mortgage bankers and brokers, some of which are clients of the mortgage and commercial operations, to finance mortgages.

           The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies except for the elimination of inter-company profits and the related tax effect that result from the sale of mortgages from the mortgage and commercial operations to the long-term investment operations. Rent expenses related to the facilities are allocated among the operating segments based on square footage. Corporate overhead expenses, including personnel, legal and marketing costs, are generally allocated to the segments based on the percentage of time devoted to the segment.

           The following table presents reporting segments as of and for the year-ended December 31, 2006 (in thousands):

Balance Sheet Items as of December 31, 2006:	Long-Term Investment Operations	Warehouse Lending Operations	Mortgage Operations (IFC) (1)	Commercial Operations	Inter- Company (2)	Consolidated
Cash and cash equivalents	$129,936	$29,130	$36,926	$1,404	$(17,719)	$179,677
Securitized mortgage collateral and mortgages held-for-investment	21,072,413	-	114,315	-	(134,019)	21,052,709
Allowance for loan losses	(77,684)	(10,598)	(3,493)	-	-	(91,775)
Mortgages held-for-sale	-	-	1,382,626	179,293	-	1,561,919
Finance receivables	-	1,847,097	-	-	(1,540,803)	306,294
Other assets	388,983	100,688	101,360	709	(1,609)	590,131
Total assets	21,513,648	1,966,317	1,631,734	181,406	(1,694,150)	23,598,955
Total liabilities	20,684,154	1,717,238	1,555,706	186,721	(1,554,394)	22,589,425
Total stockholders' equity	$829,494	$249,079	$76,028	$(5,315)	$(139,756)	$1,009,530
Statement of Operations Items for the year ended December 31, 2006:
Net interest income (expense)	$(117,151)	$34,509	$(9,091)	$158	$56,883	$(34,692)
Provision for loan losses	43,139	(85)	4,272	-	-	47,326
Realized gain from derivatives	203,957	-	459	19	-	204,435
Change in fair value of derivatives	(114,490)	-	9,769	(12,326)	4,030	(113,017)
Other non-interest income	(2,681)	3,516	72,660	17,909	(62,596)	28,808
Non-interest expense and income taxes	18,259	7,539	87,754	13,525	(13,596)	113,481

Net (loss) earnings	$(91,763)	$30,571	$(18,229)	$(7,765)	$11,913	$(75,273)

(1)
The $114.3 million held as securitized mortgage collateral by the mortgage operations relates to loans that were securitized and retained by the mortgage operations.
(2)
Statement of operations items are net of adjustments on inter-company sales transactions.

           The following table presents reporting segments as of and for the year-ended December 31, 2005 (in thousands):

Balance Sheet Items as of December 31, 2005:	Long-Term Investment Operations (1)	Warehouse Lending Operations	Mortgage Operations (IFC)	Inter- Company (2)	Consolidated
Cash and cash equivalents	$105,292	$32,353	$63,596	$(54,620)	$146,621
Securitized mortgage collateral and mortgages held-for-investment	24,784,954	-	-	(130,594)	24,654,360
Allowance for loan losses	(67,831)	(10,683)	-	-	(78,514)
Mortgages held-for-sale	-	-	2,052,694	-	2,052,694
Finance receivables	-	2,488,364	-	(2,138,147)	350,217
Other assets	202,571	109,787	80,531	202,112	595,001
Total assets	25,024,986	2,619,821	2,196,821	(2,121,249)	27,720,379
Total liabilities	24,026,788	2,401,443	2,096,280	(1,971,079)	26,553,432
Total stockholders' equity	$998,198	$218,378	$100,541	$(150,170)	$1,166,947
Statement of Operations Items for the year ended December 31, 2005:
Net interest income	$74,604	$55,725	$3,824	$70,598	$204,751
Provision for loan losses	30,563	-	-	-	30,563
Realized gain from derivatives	22,595	-	-	-	22,595
Change in fair value of derivatives	155,695	-	(10,763)	-	144,932
Other non-interest income	3,554	7,760	122,186	(80,221)	53,279
Non-interest expense and income taxes	16,109	7,542	100,279	806	124,736

Net (loss) earnings	$209,776	$55,943	$14,968	$(10,429)	$270,258

(1)
For the period ended December 31, 2005, the commercial operations were included in the Long Term Investment Operations. On January 1, 2006, we elected to convert Impac Commercial Capital Corporation "ICCC" from a qualified REIT subsidiary to a taxable REIT subsidiary. Therefore, there is no corresponding twelve-month comparison.
(2)
Statement of operations items include inter-company loan sale transactions and the elimination of related gains.

           The following table presents reporting segments for the year-ended December 31, 2004 (in thousands):

Statement of Operations Items for the year ended December 31, 2004:	Long-Term Investment Operations (1)	Warehouse Lending Operations	Mortgage Operations (IFC)	Inter- Company (2)	Consolidated
Net interest income	$231,944	$45,822	$14,744	$50,573	$343,083
Provision for loan losses	24,851	6,076	-	-	30,927
Realized loss) from derivatives	(91,881)	-	-	-	(91,881)
Change in fair value of derivatives	96,575	-	-	-	96,575
Other non-interest income	14,756	10,592	123,848	(112,801)	36,395
Non-interest expense and income taxes	11,241	6,899	95,648	(18,180)	95,608

Net (loss) earnings	$215,302	$43,439	$42,944	$(44,048)	$257,637

(1)
For the period ended December 31, 2004, the commercial operations were included in the Long Term Investment Operations. On January 1, 2006, we elected to convert Impac Commercial Capital Corporation "ICCC" from a qualified REIT subsidiary to a taxable REIT subsidiary. Therefore, there is no corresponding twelve-month comparison.
(2)
Statement of operations items include inter-company loan sale transactions and the elimination of related gains.

Note L—Fair Value of Financial Instruments

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

           The following table presents the fair value of financial instruments included in the consolidated balance sheets for the periods presented (in thousands):

	December 31, 2006		December 31, 2005
	Carrying Amount	Estimated Fair Value of Financial Instruments	Carrying Amount	Estimated Fair Value of Financial Instruments
Assets
Cash and cash equivalents	$179,677	$179,677	$146,621	$146,621
Cash margin balances	19,112	19,112	16,567	16,567
Restricted cash	617	617	698	698
Investment securities available-for-sale	31,628	31,628	40,227	40,227
Investments for deferred compensation plan	-	-	8,041	8,041
Securitized mortgage collateral	21,050,829	21,168,122	24,494,290	24,409,599
Mortgages held-for-investment	1,880	2,032	160,070	156,694
Finance receivables	306,294	306,294	350,217	350,217
Mortgages held-for-sale	1,561,919	1,561,919	2,052,694	2,052,694
Derivative assets	147,291	147,291	250,368	250,368
Liabilities
Securitized mortgage borrowings, excluding accrued interest	$20,500,351	$20,729,055	$23,972,349	$24,051,587
Reverse repurchase agreements	1,880,395	1,880,395	2,430,075	2,430,075
Derivative liabilities	14,967	14,967	2,495	2,495

           The fair value estimates as of December 31, 2006 and 2005 are based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented.

The following describes the methods and assumptions used by management in estimating fair values:

  Cash and Cash Equivalents, Cash Collateral Balances, and Restricted Cash

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

  Securitized Mortgage Collateral

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

  Securitized Mortgage Borrowings

           Fair value of securitized mortgage borrowings is estimated based on the use of a bond model, which incorporates certain assumptions such as prepayment, yield and losses.

  Reverse Repurchase Agreements

           Fair value approximates carrying amounts due to the short-term nature of the liabilities and do not present unanticipated interest rate or credit concerns.

  Derivative Assets and Liabilities

           Fair value is estimated based on quoted market prices from independent dealers and brokers.

Note M—Income Taxes

           The following table presents income tax benefit for the periods indicated (in thousands):

	For the year ended December 31,
	2006	2005	2004
		restated	restated
Current income taxes:
Federal	$10,207	$2,382	$18,869
State	964	1,167	5,135

Total current income taxes	11,171	3,549	24,004

Deferred income taxes:
Federal	(14,068)	249	396
State	6,168	(7,081)	(3,457)

Total deferred income taxes	(7,900)	(6,832)	(3,061)

Total income taxes at TRS	3,271	(3,283)	20,943
Elimination of income taxes on inter-company profits	(5,128)	806	(18,181)

Total income tax benefit	$(1,857)	$(2,477)	$2,762

           Effective income taxes differ from the amount determined by applying the statutory federal rate of 35 percent for the period indicated as follows (in thousands):

	For the year ended December 31,
	2006	2005	2004
		restated	restated
Income taxed at federal tax rate	$(33,849)	$84,213	$85,465
State tax, net of federal income tax	5,068	(5,594)	(1,329)
Exclusion of REIT tax and IFC tax prior to consolidation	21,065	(93,002)	(90,559)
REMIC transactions	1,909	(1,909)	-
Inter-company adjustments	2,667	13,685	8,908
Permanent items	1,283	130	277

Total income tax benefit	$(1,857)	$(2,477)	$2,762

           The tax affected cumulative temporary differences that give rise to deferred tax assets and liabilities for the periods indicated are as follows (in thousands):

	At December 31,
	2006	2005
Deferred tax assets:
Change in fair value of loans held-for-sale	$19,691	$1,967
Provision for repurchases	6,837	4,601
State net operating loss	5,352	7,209
Other accruals	2,104	1,743
Salary accruals	1,534	3,868
Non-accrual loans	1,466	685
Depreciation and amortization	707	340
Other	327	-
FAS 133 valuation	-	1,492

Total gross deferred tax assets	38,018	21,905

Deferred tax liabilities:
Mortgage servicing rights	(5,985)	(7,097)
Other	(3,524)	(2,648)

Total gross deferred tax liabilities	(9,509)	(9,745)
Valuation Allowance	(8,449)	-

Total net deferred tax asset	$20,060	$12,160

           Management believes that the recognized deferred tax asset will more likely than not be realized due to the reversal of the deferred tax liability and expected future taxable income. In determining the possible future realization of deferred tax assets, future taxable incomes from the following sources are taken into account: (a) the reversal of taxable temporary differences and (b) future operations exclusive of reversing temporary differences.

           As of December 31, 2006, the Company has an estimated federal and California net operating loss tax carry-forward of $8.2 million and $59.5 million, respectively. The federal and California net operating loss carry-forward begins to expire in the year 2020 and 2013, respectively.

           The valuation allowance included in the taxable REIT subsidiary's deferred tax assets at December 31, 2006 represents various state net operating loss carryforwards for which it is more likely than not that realization will not occur. The state net operating losses will expire in varying amounts through 2014. The remaining valuation allowance represents the portion of other state deferred tax assets that the Company deems will more likely than not, be recoverable.

Note N—Employee Benefit Plans

401(k) Plan

           After meeting certain employment requirements, employees can participate in the Company's 401(k) plan. Under the 401(k) plan, employees may contribute up to 25 percent of their salaries, pursuant to certain restrictions. The Company matches 50 percent of the first 4 percent of employee contributions. Additional contributions may be made at the discretion of the board of directors. During the years ended December 31, 2006, 2005 and 2004, the Company recorded $977 thousand, $950 thousand and $775 thousand, respectively, for matching and discretionary contributions.

Deferred Compensation Plan

           The Company maintains a nonqualified deferred compensation plan (the "Deferred Compensation Plan") for certain executives of the Company. Under the Deferred Compensation Plan, eligible participants may defer receipt of up to 50 percent of their base compensation and up to 100 percent of their bonuses on a pretax basis until specified future dates, upon retirement or death. The deferred amounts are placed in a trust and invested by the Company. Participants recommend investment vehicles for the funds, subject to approval by the trustees. The balance due each participant increases or decreases as a result of the related investment gains and losses. The trust and the investments therein are assets of the Company and the participants of the Deferred Compensation Plan are general creditors of the Company with respect to benefits due and are recorded in the accompanying consolidated balance sheets. Included in accrued liabilities in the accompanying consolidated balance sheets at December 31, 2006 and 2005 was $1.4 million and $8.1 million, respectively, relating to amounts owed by the Company to the plan participants.

           Effective January 2006, the Company terminated the Deferred Compensation Plan. The plan was terminated due to market conditions and lack of participation. Some of the amounts held in trust by the Company under this plan were distributed to participants in 2006 with the remaining $1.4 million to be distributed in 2007.

Note O—Related Party Transactions

           IFC has entered into an insurance commitment program with Radian Guaranty, Inc. A director of IMH was the Chairman and Chief Executive Officer of Radian Group, Inc. and its principal subsidiary, Radian Guaranty, Inc. until April 30, 2005. Radian Guaranty has agreed to insure mortgage loans acquired or originated by IFC that meet certain credit criteria. IFC pays Radian on a monthly basis. The amount paid depends on the number of mortgage loans insured by Radian and the credit quality of the mortgages. For the year-ended December 31, 2006, 2005 and 2004, IFC paid an aggregate of approximately $10.9 million, $19.0 million and $12.0 million, respectively, to Radian in connection with the insurance program. This includes only lender paid mortgage insurance.

           In May 2005, a director of IMH became Chairman and Chief Executive Officer of Clayton Holdings, Inc., a mortgage underwriting company and a company with which IFC obtains services. For the year-ended 2006 and 2005, IFC paid an aggregate of $29 thousand and $1.0 million to Clayton in connection with due diligence services provided.

           During the ordinary course of business, mortgage loans have been extended to officers and directors of the Company. All such loans are made at the prevailing market rates and conditions existing at the time.

Note P—Commitments and Contingencies

           The Company is a party to financial instruments with off balance sheet risk in the normal course of business. Such instruments include short-term commitments to extend credit to brokers and other borrowers under warehouse lines of credit, which involve elements of credit risk, as well as lease commitments and exposure to credit loss in the event of nonperformance by the counter-parties to the various agreements associated with loan purchases. Unless noted otherwise, the Company does not require collateral or other security to support such commitments. The Company used the same credit policies in making commitments and conditional obligations as the Company does for consolidated instruments.

Short-Term Loan Commitments

           The warehouse lending operations provide secured short-term revolving financing to small and medium-size mortgage originators to finance mortgages from the closing of the mortgages until they are sold to permanent investors. As of December 31, 2006, the warehouse lending operations had approved warehouse lines included in finance receivables to non-affiliated customers of $724.0 million, of which $306.3 million was outstanding, as compared to $691.5 million and $350.2 million, respectively, as of December 31, 2005

Lease Commitments

           The Company leases office space under various operating lease agreements. Minimum premises rental commitments under non-cancelable leases are as follows:

Year 2007	$10,879,451
Year 2008	9,093,679
Year 2009	7,643,550
Year 2010	7,603,541
Year 2011	7,556,598
Year 2012 and thereafter	35,064,190

Sublet income	(943,231)

Total lease commitments	$76,897,778

           Total rental expense for the years ended December 31, 2006, 2005 and 2004 was $7.8 million, $4.4 million and $3.2 million, respectively and is included in occupancy expense in the consolidated statements of operations. The year ended 2006 included a $2.3 million charge for the fair value of leases that have ceased to be occupied in Newport Beach, California, as the Company has relocated its corporate headquarters to Irvine, California.

Purchase Commitments

           The mortgage operations establish mortgage purchase commitments with sellers that, subject to certain conditions, entitle the seller to sell and obligate the mortgage operations to purchase a specified dollar amount of mortgages over a period generally ranging from six months to one year. The terms of each purchase commitment are on a best efforts basis. The Company's purchase commitments generally do not obligate the mortgage operations to purchase mortgages at a specific price, but rather provide the seller with a future outlet for the sale of its originated mortgages based on quoted prices at the time of purchase. As of December 31, 2006, the mortgage operations had outstanding short-term master commitments with 238 sellers to purchase mortgages in the aggregate principal amount of $6.9 billion over periods ranging from one month to one year, of which $654.8 million had been purchased or committed to be purchased under rate lock agreements pursuant to these purchase commitments as of December 31, 2006. There is no exposure to credit loss in this type of commitment until the loans are funded and interest rate risk associated with the short-term commitments is mitigated by the use of forward contracts to sell loans to investors.

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

           The Company believes that they have a meritorious defenses to the above claims and intend to defend these claims vigorously. Nevertheless, litigation is uncertain and the Company may not prevail in the lawsuits and can express no opinion as to its ultimate outcome. An adverse judgment in any of these matters could have a material adverse affect on us, however, no judgment in any matter is probable to occur nor is any amount of any loss from such judgment reasonably estimable at this time.

Securities Litigation

           Beginning in January 2006, several purported class action complaints were filed in U.S. District Court, Central District of California, against IMH and its senior officers and all but one of its directors on behalf of persons who acquired IMH's common stock during the period of May 13, 2005 through August 9, 2005. On May 1, 2006, the court approved the consolidation of the federal securities class actions and appointed lead plaintiff and lead counsel. The consolidated complaint filed on July 24, 2006 alleges claims against all defendants for violations under Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 thereunder, and claims against the individual defendants for violations of Section 20(a) of the Exchange Act. Plaintiffs claim that the defendants caused IMH's common stock to trade at artificially inflated prices through false and misleading statements related to the Company's financial condition and future prospects and that the individual defendants improperly sold holdings. The complaints seek compensatory damages for all damages sustained as a result of the defendants' actions, including interest, reasonable costs and expenses, and other relief as the court may deem just and proper.

           Beginning in January 2006, several shareholder derivative actions were filed in the U.S. District Court, Central District of California and Orange County Superior Court against the Company and all of its senior officers and directors derivatively on behalf of nominal defendant IMH. On April 20, 2006, the Orange County Superior Court, and on June 7, 2006, the U.S. District Court, Central District of California, each approved the consolidation of the state and federal shareholder derivative actions and appointed lead plaintiffs and lead counsel, respectively. The consolidated complaint in the federal action filed on August 8, 2006 alleges claims for a breach of fiduciary duty, for insider trading, misappropriation of information and unjust enrichment. The federal shareholder derivative action seeks, in favor of the Company, damages sustained as a result of the individual defendants' breach of fiduciary duties, punitive damages; costs and disbursements of the action including attorneys', fees and further relief as the court deems just and proper. On September 14, 2006, the Orange County Superior Court stayed the consolidated state shareholder derivative action pending resolution of the federal shareholder derivative action. On December 8, 2006 the Court granted the defendants motion to dismiss the complaint, but gave the plaintiffs leave to file an amended complaint.

           The Company believes that they have a meritorious defense to the above claims and intend to defend these claims vigorously. Nevertheless, litigation is uncertain and the Company may not prevail in the lawsuits and can express no opinion as to their ultimate resolution. An adverse judgment in any of these matters could have a material adverse effect on us.

Other Litigation

           The Company is party to other litigation and claims which are normal in the course of the Company's operations. While the results of such other litigation and claims cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a material adverse effect on the Company's financial position.

Note Q—Derivative Instruments

           The Company's primary objective is to limit exposure to the variability in future cash flows attributable to the variability of one-month LIBOR, which is the underlying index of adjustable rate securitized mortgage borrowings and in the variability of the value of mortgage loans held-for-sale as the Company enters into interest rate lock commitments and purchase commitments. The Company also monitors on an ongoing basis the prepayment risks that arise in fluctuating interest rate environments. The Company's interest rate risk management program is formulated with the intent to mitigate the potential adverse effects of changing interest rates on cash flows on securitized mortgage borrowings and the value of mortgages held-for-sale. To mitigate exposure to the effect of changing interest rates, the Company purchases derivative instruments primarily in the form of swaps and, to a lesser extent, caps and floors.

           Derivative assets amounted to $147.3 million as of December 31, 2006 and $250.4 million as of December 31, 2005. Cash margin balances placed with third parties of $19.1 million and $16.6 million as of December 31, 2006 and 2005, respectively are included in other assets on the consolidated balance sheets. Included in other liabilities on the consolidated balance sheets as of December 31, 2006 and 2005 are $15.0 million and $2.5 million of derivative liabilities, respectively.

           As of December 31, 2006, the mortgage operations had $173.9 million in mandatory delivery contracts to sell mortgage loans through whole loan sales at future dates at specified prices. The Company uses these contracts to hedge its interest rate risk and is subject to potential pair-off fees if the commitment is not filled within certain parameters. There were no mandatory whole loan sale delivery contracts at December 31, 2005.

           As of December 31, 2006, the mortgage operations had $135.0 million in outstanding commitments to sell mortgages through mortgage-backed securities. These commitments allow the mortgage operations to enter into mandatory commitments when the mortgage operations notify the investor of its intent to exercise a portion of the forward delivery contracts. The mortgage operations were not obligated under mandatory commitments as of December 31, 2005. The credit risk of forward contracts relates to the counter-parties ability to perform under the contract. The Company evaluates counter-parties based on their ability to perform prior to entering into any agreements.

           As of December 31, 2006, the mortgage and commercial operations had written option contracts, caps and swaps with an outstanding notional balance of $105.0 million, $360.0 million and $1.1 billion, respectively, and a corresponding fair value of none, $3.6 million and $1.4 million, respectively. The risk in writing a call option is that the mortgage operations give up the opportunity for profit if the market price of the mortgages increases and the option is exercised. The mortgage operations also have the additional risk of not being able to enter into a closing transaction if a liquid secondary market does not exist. The risk of buying a put option is limited to the premium paid for the put option.

Note R—Reconciliation of Earnings Per Share

           The following table presents the computation of basic and diluted net earnings per share, including the dilutive effect of stock options and cumulative redeemable preferred stock outstanding for the periods indicated (in thousands):

	For the year ended December 31,
	2006	2005	2004
Numerator for basic (loss) earnings per share:
Net (loss) earnings	$(75,273)	$270,258	$257,637
Less: Cash dividends on cumulative redeemable preferred stock	(14,698)	(14,530)	(3,750)

Net (loss) earnings available to common stockholders	$(89,971)	$255,728	$253,887

Denominator for basic (loss) earnings per share:
Basic weighted average number of common shares outstanding during the period	76,110	75,594	66,967

Denominator for diluted (loss) earnings per share:
Diluted weighted average number of common shares outstanding during the period	76,110	75,594	66,967
Net effect of dilutive stock options	-	683	1,277

Diluted weighted average common shares	76,110	76,277	68,244

Net (loss) earnings per share:
Basic	$(1.18)	$3.38	$3.79

Diluted	$(1.18)	$3.35	$3.72

           The anti-dilutive stock options outstanding for the periods ending December 31, 2006, 2005 and 2004 were 7.0 million, 1.4 million, and 612 thousand shares, respectively.

Note S—Quarterly Financial Data (unaudited)

           Selected quarterly financial data for 2006 is as follows (in thousands):

	For the Three Months Ended,
	December 31,	September 30,	June 30,	March 31,
		restated	restated	restated
Interest income	$327,484	$300,266	$313,759	$335,204
Interest expense	334,393	324,776	328,506	323,730

Net interest income (expense)	(6,909)	(24,510)	(14,747)	11,474
Provision (recovery) of loan losses	44,038	3,183	(45)	150
Non-interest income (expense)	15,772	(65,476)	62,188	107,742
Non-interest expense	30,434	27,426	27,223	30,255
Income tax (benefit) provision	(6,104)	7,095	(6,093)	3,245

Net (loss) earnings	$(59,505)	$(127,690)	$26,356	$85,566

Net (loss) earnings per share—diluted (1)	$(0.83)	$(1.73)	$0.30	$1.07

Dividends declared per share	$0.25	$0.25	$0.25	$0.25

           Selected quarterly financial data for 2005 is as follows:

	For the Three Months Ended,
	December 31,	September 30,	June 30,	March 31,
	restated	restated	restated	restated
Interest income	$340,746	$324,050	$309,785	$277,380
Interest expense	326,150	281,154	243,632	196,274

Net interest income	14,596	42,896	66,153	81,106
Provision for loan losses	5,344	13,434	5,711	6,074
Non-interest income (expense)	39,688	128,893	(80,140)	132,365
Non-interest expense	31,705	32,427	32,634	30,447
Income tax (benefit) provision	(8,056)	(429)	2,668	3,340

Net (loss) earnings	$25,291	$126,357	$(55,000)	$173,610

Net earnings per share—diluted (1)	$0.28	$1.61	$(0.78)	$2.26

Dividends declared per share	$0.20	$0.45	$0.75	$0.75

(1)
Diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.

Note T—Schedule of Mortgage Loans Portfolio

           The following table presents the activity included in securitized mortgage collateral and mortgages held-for-investment on the consolidated balance sheets for the years presented.

	For the year ended December 31,
	2006	2005	2004
Beginning Balance	$24,654,360	$21,895,592	$9,296,893
Additions:
Loans retained and originated	5,810,208	13,044,229	17,368,376
Additions of premiums	84,978	277,075	333,669

Total additions	5,895,186	13,321,304	17,702,045
Deductions:
Principal paydowns	(9,116,256)	(10,243,488)	(4,666,671)
Loans transferred to mortgages held-for-sale	-	-	(269,679)
Amortization of premiums	(192,570)	(240,786)	(130,851)
Transfers to other real estate owned	(188,011)	(78,262)	(36,145)

Total deductions	(9,496,837)	(10,562,536)	(5,103,346)

Ending Balance	$21,052,709	$24,654,360	$21,895,592

           Characteristics of the Company's securitized mortgage collateral and loans held-for-investment at December 31, 2006, which consisted primarily of Alt-A mortgages (principal balance amounts in thousands):

Original Loan Amounts	Number of Mortgage Loans	Aggregate Principal Balance	Maturity Date	Percent of Total
$50,000 or less	2,488	$79,563	6/07 - 11/36	0.38%
$50,001 to $100,000	8,022	622,259	10/07 - 1/37	2.96%
$100,001 to $150,000	13,421	1,655,964	1/11 - 1/37	7.88%
$150,001 to $200,000	12,083	2,091,764	10/10 - 1/37	9.95%
$200,001 to $250,000	9,427	2,097,345	2/12 - 1/37	9.98%
$250,001 to $300,000	7,682	2,096,652	11/17 - 1/37	9.97%
$300,001 to $350,000	6,113	1,965,689	10/17 - 1/37	9.35%
$350,001 to $400,000	4,731	1,762,999	7/17 - 1/37	8.39%
$400,001 to $450,000	3,302	1,393,432	4/14 - 1/37	6.63%
$450,001 to $500,000	2,880	1,362,115	11/17 - 1/37	6.48%
$500,001 to $550,000	1,805	938,659	4/19 - 12/36	4.46%
$550,001 to $600,000	1,498	856,564	11/17 - 12/36	4.07%
$600,001 to $650,000	1,302	813,630	8/18 - 1/37	3.87%
$650,001 or more	3,170	3,286,321	11/16 - 1/37	15.63%

	77,924	21,022,955		100%

Unamortized net premiums on mortgages		200,515
Real estate owned		(165,935)
Miscellaneous adjustments		(4,826)

Total securitized mortgage collateral and mortgages held-for-investment		$21,052,709

           Characteristics of the Company's securitized mortgage collateral and loans held-for-investment at December 31, 2006, which consisted primarily of Alt-A mortgages (dollar amounts in thousands):

Interest Rate Ranges	Number of Mortgage Loans	Aggregate Principal Balance	Percent of Total
4% or less	980	$287,273	1.37%
4.01% to 4.5%	1,927	598,252	2.85%
4.51% to 5.0%	5,152	1,626,830	7.74%
5.01% to 5.5%	8,515	2,711,267	12.90%
5.51% to 6.0%	12,999	3,919,313	18.64%
6.01% to 6.5%	12,654	3,624,534	17.24%
6.51% to 7.0%	13,344	3,749,864	17.84%
7.01% to 7.5%	8,283	2,098,614	9.98%
7.51% to 8.0%	5,328	1,268,975	6.04%
8.01% to 8.5%	2,152	465,534	2.21%
8.51% to 9.0%	1,325	241,128	1.15%
9.01% to 9.5%	590	87,728	0.42%
9.51% or more	4,675	343,643	1.63%

	77,924	21,022,955	100%

Unamortized net premiums on mortgages		200,515
Real estate owned		(165,935)
Miscellaneous adjustments		(4,826)

Total securitized mortgage collateral and mortgages held-for-investment		$21,052,709

           The geographic distribution of the Company's securitized mortgage collateral and loans held-for-investment at December 31, 2006 was as follows:

Geographic Location	Number of Mortgage Loans	Aggregate Principal Balance	Percent of Total
CA	29,564	$10,865,208	51.68%
FL	11,484	2,281,812	10.85%
AZ	3,162	691,184	3.29%
VA	2,444	659,740	3.14%
NV	2,314	566,370	2.69%
MD	1,841	448,660	2.13%
NY	1,787	592,671	2.82%
NJ	1,605	418,167	1.99%
CO	1,911	373,161	1.78%
IL	2,148	429,284	2.04%
Other	19,664	3,696,698	17.58%

	77,924	21,022,955	100%

Unamortized net premiums on mortgages		200,515
Real estate owned		(165,935)
Miscellaneous adjustments		(4,826)

Total securitized mortgage collateral and mortgages held-for-investment		$21,052,709

Note U—Redeemable Preferred Stock

           On May 28, 2004, the Company sold 2.0 million shares of Series B Cumulative Redeemable Preferred Stock, raising $48.3 million in net proceeds. The shares have a liquidation value of $25.00 per share and will pay an annual coupon of 9.375 percent. The shares are redeemable at the Company's option, in whole or in part, on or after May 28, 2009 except in limited circumstances to preserve the Company's REIT status.

           On November 18, 2004, the Company sold 4.0 million shares of Series C Cumulative Redeemable Preferred Stock, raising $96.6 million in net proceeds. The shares have a liquidation value of $25.00 per share and will pay an annual coupon of 9.125 percent. The shares are redeemable at the Company's option, in whole or in part, on or after November 23, 2009 except in limited circumstances to preserve the Company's REIT status. The Company granted its underwriters an option, exercisable for 30 days, to purchase up to an additional 300,000 shares to cover over-allotments, if any. On December 7, 2004 the underwriters exercised their options for 300,000 shares in over-allotments resulting in net proceeds of $7.3 million.

           During 2006 and 2005, the Company sold 72,800 and 71,200 shares, respectively of Series C Cumulative Redeemable Preferred Stock raising $1.6 million and $1.7 million, respectively.

Note V—Trust Preferred Securities

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

           The following table shows the Trust Preferred Securities issued as of December 31, 2006:

	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Optional Redemption Date
Impac Capital Trust # 1 (1)	25,000	780	$25,780	04/30/35	4/30/2010 (5)
Impac Capital Trust # 2 (2)	25,000	774	25,774	04/30/35	4/30/2010 (6)
Impac Capital Trust # 3 (3)	26,250	820	27,070	06/30/35	6/30/2010 (5)
Impac Capital Trust # 4 (4)	20,000	620	20,620	07/30/35	7/30/2010 (5)

Sub-total	96,250	2,994	99,244

Unamortized debt issuance costs			(1,583)

Total			$97,661

(1)
Requires quarterly distributions initially at a fixed rate of 8.01 percent per annum through April 30, 2010 and thereafter at a variable rate of three-month LIBOR plus 3.75 percent per annum. Distributions are cumulative but after April 2006 may be deferred for a period of up to four consecutive quarterly interest payment periods if the Company exercises its right to defer the payment of interest on the Notes (Extension Period).
(2)
Requires quarterly distributions initially at a fixed rate of 8.065 percent per annum through April 30, 2010 and thereafter at a variable rate of three-month LIBOR plus 3.75 percent per annum. Distributions are cumulative but after April 2006 may be deferred for a period of up to four consecutive quarterly interest payment periods if the Company exercises its right to defer the payment of interest on the Notes (Extension Period).
(3)
Requires quarterly distributions initially at a fixed rate of 8.01 percent per annum through June 30, 2010 and thereafter at a variable rate of three-month LIBOR plus 3.75 percent per annum. Distributions are cumulative but after May 2006 may be deferred for a period of up to four consecutive quarterly interest payment periods if the Company exercises its right to defer the payment of interest on the Notes (Extension Period).
(4)
Requires quarterly distributions initially at a fixed rate of 8.55 percent per annum through July 30, 2010 and thereafter at a variable rate of three-month LIBOR plus 3.75 percent per annum. Distributions are cumulative but may be deferred for a period of up to twenty consecutive quarterly interest payment periods if the Company exercises its right to defer the payment of interest on the Notes (Extension Period).
(5)
Redeemable at par at any time after the date indicated.
(6)
Redeemable at par at any time after the date indicated and before that date, under certain events, at a premium of 7.5 percent of the outstanding amount.

           During any Extension Period, the Company may not declare or pay dividends on its capital stock. If an event of default occurs (such as a payment default that is outstanding for 30 days, a default in performance, a breach of any covenant or representation, bankruptcy or insolvency of the Company or liquidation or dissolution of the Trust) either the trustee of the Notes or the holders of at least 25 percent of the aggregate principal amount of the outstanding Notes may declare the principal amount of, and all accrued interest on, all the Notes to be due and payable immediately, or if the holders of the Notes fail to make such declaration, the holders of at least 25 percent in aggregate liquidation amount of the Preferred Securities outstanding shall have a right to make such declaration.

           FIN 46R requires the deconsolidation of trust preferred entities since the Company does not have a significant variable interest in the trust. Therefore, the Company records its investment in the trust preferred entities in other assets and accounts for such under the equity method of accounting and reflects a liability for the issuance of the junior subordinated notes to the trust preferred entities. The interest expense on such notes is recorded in interest expense—other in the consolidated statement of operations and comprehensive (loss) earnings.

Note W—Subsequent Events

           On January 26, 2007 the Company entered into a new reverse repurchase facility which provides $1.0 billion in additional borrowings available to the Company. This repurchase facility provides borrowings of $400 million for residential loan collateral, $200 million for commercial loan collateral, and $400 million for finance receivable collateral. The agreement has an indefinite term and contains financial covenants similar to the Company's other reverse repurchase agreements.

           On March 7, 2007, one of the of Company's lenders terminated their reverse repurchase agreement with the Company effective May 21, 2007. The Company has availability on its other reverse repurchase facilities to transfer the loans that were on that facility. As of December 31, 2006 the Company had $363.1 million in outstanding borrowings and $386.9 million in unused availability on the terminated facility.

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 1.A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS –
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES
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
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES