Form 10-Q
period 2007-03-31
IMPAC MORTGAGE HOLDINGS INC
filed 2007-05-11
CIK 1000298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007 or

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

There were 76,083,865 shares of common stock outstanding as of May 8, 2007.

IMPAC MORTGAGE HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1.                                                     CONSOLIDATED FINANCIAL STATEMENTS

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollar amounts in thousands, except share data)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Cash and cash equivalents	$181,202	$179,677
Restricted cash	439	617
Securitized mortgage collateral	21,462,312	21,050,829
Finance receivables	262,667	306,294
Mortgages held-for-investment	1,156	1,880
Allowance for loan losses	(102,838)	(91,775)
Mortgages held-for-sale	857,222	1,561,919
Accrued interest receivable	116,974	115,054
Derivative assets	102,441	147,291
Real estate owned, net	251,943	161,538
Other assets	149,767	165,631
Total assets	$23,283,285	$23,598,955

LIABILITIES
Securitized mortgage borrowings	$20,998,378	$20,526,369
Reverse repurchase agreements	1,233,334	1,880,395
Trust preferred securities	97,863	97,661
Other liabilities	94,882	85,000
Total liabilities	22,424,457	22,589,425

Minority interest	1,000	—

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Series-A junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	—	—
Series-B 9.375% cumulative redeemable preferred stock, $0.01 par value; liquidation value $50,000; 2,000,000 shares authorized, 2,000,000 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	20	20
Series-C 9.125% cumulative redeemable preferred stock, $0.01 par value; liquidation value $111,765; 5,500,000 shares authorized; 4,470,600 and 4,444,000 shares outstanding as of March 31, 2007 and December 31, 2006, respectively	45	44
Common stock, $0.01 par value; 200,000,000 shares authorized; 76,083,865 shares issued and outstanding as of March 31, 2007 and December 31, 2006	761	761
Additional paid-in capital	1,172,261	1,170,872
Accumulated other comprehensive income	1,294	2,357
Net accumulated deficit:
Cumulative dividends declared	(792,743)	(762,382)
Retained earnings	476,190	597,858
Net accumulated deficit	(316,553)	(164,524)
Total stockholders’ equity	857,828	1,009,530
Total liabilities and stockholders’ equity	$23,283,285	$23,598,955

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE EARNINGS
(in thousands, except per share data)
(unaudited)

	For the Three Months
	Ended March 31,
	2007	2006
INTEREST INCOME:
Mortgage assets	$340,771	$333,376
Other	2,050	1,828
Total interest income	342,821	335,204

INTEREST EXPENSE:
Securitized mortgage borrowings	293,377	295,475
Reverse repurchase agreements	33,736	25,873
Other borrowings	2,253	2,382
Total interest expense	329,366	323,730

Net interest income	13,455	11,474
Provision for loan losses	29,374	150
Net interest (expense) income after provision for loan losses	(15,919)	11,324

NON-INTEREST INCOME:
Realized gain from derivative instruments	37,459	40,136
Change in fair value of derivative instruments	(58,761)	51,429
Gain (loss) on sale of loans	(9,131)	14,193
Provision for repurchases	(11,828)	(10,336)
Gain (loss) on lower of cost or market writedown	(24,694)	3,496
Amortization and impairment of mortgage servicing rights	(209)	(351)
Gain on sale of other real estate owned	844	354
Provision for REO losses	(9,890)	—
Other income	5,648	8,821
Total non-interest income	(70,562)	107,742

NON-INTEREST EXPENSE:
Personnel expense	18,388	18,621
General and administrative and other expense	5,124	5,073
Professional services	2,693	2,317
Equipment expense	1,558	1,510
Occupancy expense	3,820	1,368
Data processing expense	1,738	1,366
Total non-interest expense	33,321	30,255
Net (loss) earnings before income taxes	(119,802)	88,811
Income tax expense	1,866	3,245
Net (loss) earnings	(121,668)	85,566
Cash dividends on cumulative redeemable preferred stock	(3,722)	(3,672)
Net (loss) earnings available to common stockholders	$(125,390)	$81,894

See accompanying notes to consolidated financial statements.

	For the Three Months
	Ended March 31,
	2007	2006
Net (loss) earnings	$(121,668)	$85,566
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during year	(1,063)	264
Reclassification of losses included in net earnings	—	(853)
Net unrealized losses	(1,063)	(589)
Comprehensive (loss) earnings	$(122,731)	$84,977

Net (loss) earnings per share:
Basic	$(1.65)	$1.08
Diluted	$(1.65)	$1.07
Dividends declared per common share	$0.10	$0.25

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months
	Ended March 31,
	2007	2006
		restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings	$(121,668)	$85,566
Adjustments to reconcile net earnings to net cash used in operating activities:
Provision for loan losses	29,374	150
Amortization of deferred charge, net	4,101	5,096
Amortization of premiums, securitization costs and debt issuance costs	42,499	62,742
Gain on sale of other real estate owned	(844)	(354)
(Gain) loss on sale of loans	9,131	(14,193)
Provision for repurchases	11,828	10,336
Loss (gain) on lower of cost or market writedown	24,694	(3,496)
Change in fair value of derivative instruments	58,761	(51,429)
Purchase of mortgages held-for-sale	(2,503,337)	(2,335,169)
Sale and principal reductions on mortgages held-for-sale	731,955	2,910,149
Net change in deferred taxes	20,060	84
Stock-based compensation	869	666
Depreciation and amortization	1,451	1,309
Amortization and impairment of mortgage servicing rights	209	351
Net change in accrued interest (receivable) payable	(1,920)	12,046
Net change in restricted cash	178	(245)
Net change in other assets and liabilities	(25,983)	4,907
Net cash used in operating activities	(1,718,642)	(688,516)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in securitized mortgage collateral	1,853,081	2,260,335
Finance receivable advances to customers	(1,107,857)	(991,768)
Repayments of finance receivables	1,151,484	1,050,035
Purchase of premises and equipment	(1,107)	(980)
Minority interest	1,000	—
Net change in mortgages held-for-investment	346	26,330
Sale of investment securities available-for-sale	—	5,022
Distribution of deferred compensation plan benefits	—	8,041
Net principal reductions on investment securities available-for-sale	593	(638)
Proceeds from the sale of other real estate owned	29,952	14,175
Net cash provided by used in investing activities	1,927,492	2,370,552

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash disbursements under reverse repurchase agreements	(4,016,885)	(5,278,171)
Cash receipts from reverse repurchase agreements	3,369,824	3,840,624
Proceeds from securitized mortgage borrowings	2,384,131	919,932
Repayment of securitized mortgage borrowings	(1,918,567)	(2,434,672)
Common stock dividends paid	(22,714)	(15,225)
Preferred stock dividends paid	(3,722)	(3,672)
Proceeds from sale of cumulative redeemable preferred stock	608	272
Net cash used in financing activities	(207,325)	(2,970,912)

Net change in cash and cash equivalents	1,525	88,156
Cash and cash equivalents at beginning of period	179,677	146,621
Cash and cash equivalents at end of period	$181,202	$234,777

See accompanying notes to consolidated financial statements.

	For the Three Months
	Ended March 31,
	2007	2006
		restated
SUPPLEMENTARY INFORMATION:
Interest paid	$387,072	$202,787
Taxes paid	81	32

NON-CASH TRANSACTIONS:
Accumulated other comprehensive loss	$(1,063)	$(589)
Dividends declared but unpaid	7,608	19,028
Transfer of mortgages to other real estate owned	11,761	1,456
Transfer of securitized mortgage collateral to other real estate owned	111,316	27,921
Transfer of loans held-for-sale to securitized mortgage collateral	2,430,042	694,336
Transfer of loans held-for-investment to securitized mortgage collateral	—	225,764
Transfer of securitized mortgage collateral to loans held-for-investment	—	114,358

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

We are a mortgage real estate investment trust, or “REIT,” that is a nationwide acquirer, originator, seller and investor of non-conforming Alt-A residential mortgages, or “Alt-A mortgages,” and to a lesser extent, small-balance, commercial and multi-family mortgages, or “commercial mortgages.” We also provide warehouse financing to originators of mortgages.

We operate four core businesses:

•                  the Long-Term Investment operations conducted by IMH and IMH Assets;

•                  the Mortgage Operations conducted by IFC and ISAC;

•                  the Commercial Operations conducted by ICCC; and

•                  the Warehouse Lending Operations conducted by IWLG.

The long-term investment operations and the warehouse lending operations are conducted by IMH and IWLG at the REIT. The mortgage operations and commercial operations, which are a taxable REIT subsidiary (TRS), are conducted by IFC and ICCC, respectively.

The long-term investment operations generate earnings primarily from net interest income earned on mortgages held as securitized mortgage collateral and mortgages held-for-investment collectively (long-term mortgage portfolio) and associated hedging derivative cash flows. The long-term mortgage portfolio as reported on the Company’s consolidated balance sheet consists of mortgages held as securitized mortgage collateral and mortgages held-for-investment. Investments in Alt-A mortgages and commercial mortgages are initially financed with short-term borrowings supported by reverse repurchase agreements that are subsequently converted to long-term financing in the form of securitized mortgage borrowings. Cash flows from the long-term mortgage portfolio, proceeds from the sale of capital stock and the issuance of trust preferred securities also finance the acquisitions of new Alt-A and commercial mortgages.

The mortgage operations acquire, originate, sell and securitize primarily Alt-A adjustable rate mortgages (ARMs) and fixed rate mortgages (FRMs) from correspondents, mortgage brokers and retail customers. Correspondents originate and close mortgages under our mortgage programs and then sell the closed mortgages to the mortgage operations on a flow (loan-by-loan basis) or through bulk sale commitments. Correspondents include savings and loan associations, commercial banks and mortgage bankers. The mortgage operations generate income by securitizing and selling mortgages to permanent investors, including the long-term investment operations. These operations also earn revenue from fees associated with master servicing rights and interest income earned on mortgages held-for-sale. The mortgage operations use warehouse facilities provided by the warehouse lending operations to finance the acquisition and origination of mortgages.

The commercial operations originate commercial mortgages, that are primarily adjustable rate mortgages with initial fixed interest rate periods of two-, three-, five-, seven- and ten-years that subsequently convert to adjustable rate mortgages, or “hybrid ARMs,” with balances that generally range from $500,000 to $5.0 million or by additional underwriting exception up to $10 million. Commercial mortgages have an interest rate floor, which is the initial start rate and in some circumstances have lock out periods, and prepayment penalty periods of three-, five-, seven- and ten-years. These mortgages provide greater asset diversification on our balance sheet as commercial mortgage borrowers typically have higher credit scores, typically have lower loan-to-value ratios, or “LTV ratios,” and the mortgages have longer average lives than residential mortgages.

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

Financial Statement Presentation

The accompanying unaudited consolidated financial statements of IMH and our subsidiaries (as defined above) have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

All significant inter-company balances and transactions have been eliminated in consolidation. In addition, certain amounts in the prior periods’ consolidated financial statements have been reclassified to conform to the current year presentation.  The ownership interest in consolidated subsidiaries from non-controlling shareholders is reflected as minority interest.

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these financial statements in conformity with GAAP.  The items affected by management’s estimates and assumptions include allowance for loan losses, valuation of derivative financial instruments, repurchase liabilities related to sold loans and the amortization of various loan premiums and discounts due to prepayment estimates. Actual results could differ from those estimates.

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

2.             Restated Consolidated Cash Flows for 2006 Interim Periods, and Reclassifications

Certain interim amounts in the 2006 Consolidated Statement of Cash Flows have been restated to properly reflect specific intercompany activities related to cash receipts from loan sales and cash disbursements for loan purchases between consolidated companies. Such intercompany loan sale and purchase transaction activities had the effect of presenting separate cash inflows and outflows even though there was no cash inflow or outflow on a consolidated basis. This restatement serves to eliminate this intercompany activity from its Consolidated Statements of Cash Flows and present them as non-cash transactions.

The correction of the error increases cash used in operating activities and increases cash provided by investing activities. The restatement of these transactions does not change total cash and cash equivalents as previously reported. Furthermore, the restatement has no effect on the Company’s Consolidated Statements of Operations and Comprehensive Earnings, Consolidated Balance Sheets or Consolidated Statements of Changes in Stockholders’ Equity.

The Company has reclassified the presentation of the Consolidated Statement of Operations and Comprehensive Income to reflect “Amortization and impairment of mortgage servicing rights,” “Write-down on investment securities available-for-sale,” and “Loss(gain) on disposition of real estate” as other non-interest income rather than non-interest expense, for the first quarter of 2006 to conform to the current period presentation.  In addition, the “Amortization of deferred charge” for 2006 was reclassified as income tax expense (benefit) rather than non-interest expense.

Please refer to the Company’s Form 10-K for the year ended December 31, 2006, for more information regarding these reclassifications.

3.             Stock Options

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

Effective for the first quarter of fiscal 2006, we adopted SFAS 123R using the modified prospective method, which required us to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remained outstanding at the date of adoption.

We continue using both the Black-Scholes-Merton option-pricing formula and straight-line amortization of compensation expense over the requisite service period of the grant. We will reconsider use of the Black-Scholes-Merton model if additional information becomes available in the future that indicates another model would be more appropriate for the Company, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model.

The following table presents a summary of option activity during the first quarter under the Company’s stock option plans:

Number of
Shares
Options outstanding at December 31, 2006	7,048,755
Options granted	—
Options exercised	—
Options forfeited / cancelled	(161,000)
Options outstanding at March 31, 2007	6,887,755

4.             Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) which provides reporting entities an option to report selected financial assets, including investment securities designated as available for sale, and liabilities, including most insurance contracts, at fair value. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The standard also requires additional information to aid financial statement users’ understanding of a reporting entity’s choice to use fair value on its earnings and also requires entities to display on the face of the balance sheet the fair value of those assets and liabilities which the reporting entity has chosen to measure at fair value. SFAS No. 159 is effective as of the beginning of a reporting entity’s first fiscal year beginning after November 15, 2007. The Company is currently assessing the effect that SFAS 159 will have on the consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the effect that SFAS 157 will have on the consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) which expands on the accounting guidance of FASB Statement No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this interpretation by the Company has not had a significant effect on the consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140” (“SFAS 156”). This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. This statement also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt this statement as of the beginning of its first fiscal year that begins after September 15, 2006. The Company has adopted this statement which has not had a material effect on the consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, “an amendment of FASB Statements No. 133 and SFAS No. 140” (“SFAS 155”). This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also clarifies which interest-only strips and principal-only strips are not subject to FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The adoption of this statement has not had a material effect on the consolidated financial statements.

5.             Legal Proceedings

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

Note B—Reconciliation of Earnings Per Share

The following table presents the computation of basic and diluted net earnings per share including the dilutive effect of stock options and cumulative redeemable preferred stock outstanding for the periods indicated:

	For the Three Months
	Ended March 31,
	2007	2006
Numerator for basic earnings per share:
Net (loss) earnings	$(121,668)	$85,566
Less: Cash dividends on cumulative redeemable preferred stock	(3,722)	(3,672)
Net (loss) earnings available to common stockholders	$(125,390)	$81,894
Denominator for basic earnings per share:
Basic weighted average number of common shares outstanding during the period	76,084	76,113
Denominator for diluted earnings per share:
Diluted weighted average number of common shares outstanding during the period	76,084	76,113
Net effect of dilutive stock options	—	266
Diluted weighted average common shares	76,084	76,379

Net (loss) earnings per share:
Basic	$(1.65)	$1.08
Diluted	$(1.65)	$1.07

For the three month periods ended March 31, 2007 and 2006, stock options to purchase 6.9 million and 4.4 million shares, respectively, were outstanding but not included in the above weighted average calculations because they were anti-dilutive.

Note C—Segment Reporting

The following tables present reporting segments for the three month periods ended March 31, 2007 and 2006:

	Reporting Segments as of and for the Three Months
	Ended March 31, 2007
	Long-Term	Warehouse	Mortgage
	Investment	Lending	Operations	Commercial	Inter-
	Operations	Operations	(IFC)	Operations	Company (1)	Consolidated
Balance Sheet Items:
Securitized mortgage collateral and mortgages held-for-investment	$21,505,411	$—	$94,160	$—	$(136,103)	$21,463,468
Mortgages held-for-sale	—	—	719,938	137,284	—	857,222
Finance receivables	—	1,075,582	—	—	(812,915)	262,667
Total assets	22,006,915	1,296,544	857,049	129,539	(1,006,762)	23,283,285
Total stockholders’ equity	735,062	256,314	22,424	(9,688)	(146,284)	857,828

Income Statement Items:
Net interest income	$(1,627)	$8,451	$(4,331)	$(314)	$11,276	$13,455
Provision for loan losses	28,849	(287)	812	—	—	29,374
Realized gain from derivatives	36,624	—	740	95	—	37,459
Change in fair value of derivatives	(54,623)	—	(2,549)	(1,589)	—	(58,761)
Other non-interest income	(9,985)	740	(26,161)	(38)	(13,816)	(49,260)
Non-interest expense and income taxes	5,199	2,294	21,033	2,674	(3,987)	35,187

Net (loss) earnings	$(63,659)	$7,184	$(54,146)	$(4,520)	$(6,527)	$(121,668)

(1)                                  Corporate overhead expenses are allocated to the segments based on percentage of time devoted to the segment, headcount, loan production, or other relevant measures.  Income statement items include inter-company loan sale transactions and the elimination of related gains.

	Reporting Segments as of and for the Three Months
	Ended March 31, 2006
	Long-Term	Warehouse	Mortgage
	Investment	Lending	Operations	Commercial	Inter-
	Operations	Operations	(IFC)	Operations	Company (1)	Consolidated
Balance Sheet Items:
Securitized mortgage collateral and mortgages held-for-investment	$23,106,162	$—	$—	$120	$(127,956)	$22,978,326
Mortgages held-for-sale	—	—	712,632	88,466	—	801,098
Finance receivables	—	1,063,883	—	—	(771,933)	291,950
Total assets	23,384,829	1,193,782	837,754	92,607	(666,674)	24,842,298
Total stockholders’ equity	1,030,473	225,023	107,464	1,385	(149,424)	1,214,921

Income Statement Items:
Net interest income	$(12,088)	$7,691	$1,277	$134	$14,460	$11,474
Provision for loan losses	150	—	—	—	—	150
Realized from derivatives	40,136	—	—	—	—	40,136
Change in fair value of derivatives	46,963	—	3,625	841	—	51,429
Other non-interest income	90	797	19,355	1,036	(5,101)	16,177
Non-interest expense and income taxes	4,392	1,874	22,004	2,410	2,820	33,500

Net earnings (loss)	$70,559	$6,614	$2,253	$(399)	$6,539	$85,566

(1)                                  Corporate overhead expenses are allocated to the segments based on percentage of time devoted to the segment, headcount, loan production, or other relevant measures.  Income statement items include inter-company loan sale transactions and the elimination of related gains.

Note D—Mortgages Held-for-Sale

Mortgages held-for-sale for the periods indicated consisted of the following:

	At March 31,	At December 31,
	2007	2006
Mortgages held-for-sale - residential	$757,591	$1,384,136
Mortgages held-for-sale - commercial	136,439	177,619
Change in fair value of mortgages held-for-sale	(43,796)	(18,717)
Net premiums on mortgages held-for-sale - residential	6,550	18,024
Net premiums on mortgages held-for-sale - commercial	438	857
Total mortgages held-for-sale	$857,222	$1,561,919

Mortgage loans held-for-sale are recorded at the lower of cost or market determined on an aggregate basis. The change in fair value of the loans held-for-sale is recorded as an increase or decrease to non-interest income.

During the first quarter of 2007 the Company recorded a charge to earnings for the change in fair value of loans held-for-sale primarily due to an increase in non-performing loans held-for-sale to $92.7 million from $66.2 million at year end, primarily related to the amount of non-performing loans and the reduction in market prices of non-performing loans during the first quarter.

Note E— Securitized Mortgage Collateral

Securitized mortgage collateral consisted of the following:

	At March 31,	At December 31,
	2007	2006
Mortgages secured by single-family residential real estate	$19,334,022	$19,118,064
Mortgages secured by commercial real estate	1,920,707	1,728,240
Net unamortized premiums on mortgages - residential	180,753	186,563
Net unamortized premiums on mortgages - commercial	26,830	17,962
Total securitized mortgage collateral	$21,462,312	$21,050,829

Note F—Allowance for Loan Losses

The allowance for loan losses is comprised of the following:

	At March 31,	At December 31,
	2007	2006
Securitized mortgage collateral and mortgages held-for-investment	$90,465	$71,993
Specific reserve for securitized mortgage collateral	1,501	—
Specific reserve for finance receivables	3,055	10,598
Specific reserve for mortgage operations	2,794	3,492
Specific reserve for estimated hurricane losses	5,023	5,692
Total allowance for loan losses	$102,838	$91,775

Activity for allowance for loan losses for the periods indicated was as follows:

	At March 31,	At March 31,
	2007	2006
Beginning balance	$91,775	$78,514
Provision for loan losses	29,374	150
Charge-offs, net of recoveries	(18,311)	(4,406)
Total allowance for loan losses	$102,838	$74,258

During the first quarter of 2007 the Company received settlement funds related to a specific finance receivable reserve, in which it collected $0.3 million in excess of the $3.5 million net receivable at December 31, 2006. As of December 31, 2006 the specific finance receivable balance was $11.2 million before the valuation allowance of $7.7 million. Charge-offs, net of recoveries, includes this $7.7 million.

Note G—Other Assets

Other assets for the periods indicated consisted of the following:

	At March 31,	At December 31,
	2007	2006
Deferred charge, net	$48,285	$52,272
Investment securities available-for-sale	29,976	31,628
Prepaid and other assets	35,664	24,395
Cash margin balances	18,087	19,112
Premises and equipment, net	15,178	15,526
Deferred income taxes, net	—	20,060
Investment in Impac Capital Trusts	2,577	2,638
Total other assets	$149,767	$165,631

Note H—Real Estate Owned (REO)

Real estate owned, which consists of residential real estate acquired in satisfaction of loans, is carried at net realizable value less estimated selling and holding costs, offset by expected mortgage insurance proceeds to be received. Adjustments to the loan carrying value required at the time of foreclosure are charged to the allowance for loan losses. Gains or losses from the ultimate disposition of real estate owned are recorded as (gain) loss on sale of other real estate owned in the consolidated statements of operations. The Company maintains an allowance against the REO for any changes in the value of the real estate subsequent to the initial transfer to REO. As of March 31, 2007, the Company maintained an allowance of $15.7 million, compared to $8.5 million at December 31, 2006. The allowance for changes in the net realizable value of the real estate owned is included in the REO balance. As of March 31, 2007, $7.4 million of REO’s were not financed and approximately $20.7 million that were not part of the securitized mortgage collateral.

Note I— Securitized Mortgage Borrowings

The following is selected information on securitized mortgage borrowings for the periods indicated (dollars in millions):

				Range of Percentages:
					Interest Rate	Interest Rate
	Original	Securitized mortgage borrowings			Margins over	Margins after
	Issuance	outstanding as of		Fixed Interest	One-Month	Adjustment
Year of Issuance	Amount	March 31, 2007	December 31, 2006	Rates	LIBOR (1)	Date (2)
2002	$3,876.1	$48.7	$52.0	5.25 - 12.00	0.27 - 2.75	0.54 - 3.68
2003	5,966.1	809.3	906.7	4.34 - 12.75	0.27 - 3.00	0.54 - 4.50
2004	17,710.7	4,496.5	5,230.8	3.58 - 5.56	0.25 - 2.50	0.50 - 3.75
2005	13,387.7	7,746.5	8,578.1	—	0.24 - 2.90	0.48 - 4.35
2006	6,079.1	5,553.5	5,794.7	6.25	0.10 - 2.75	0.20 - 4.125
2007	2,385.0	2,371.6	—	—	0.06 - 2.00	0.12 - 3.00
Subtotal securitized mortgage borrowings		21,026.1	20,562.3
Accrued interest expense		21.3	22.8
Unamortized securitization costs		(49.0)	(58.7)
Total securitized mortgage borrowings		$20,998.4	$20,526.4

(1)           One-month LIBOR was 5.3195% as of March 31, 2007.

(2)                                  Interest rate margins are generally adjusted when the unpaid principal balance is reduced to less than 10-20% of the original issuance amount.

Note J—Reverse Repurchase Agreements

Reverse repurchase facilities are entered into to finance our warehouse lending operations and to fund and purchase mortgages by the mortgage operations. During the first quarter of 2007, these facilities amounted to $6.0 billion, of which $1.2 billion of borrowings were outstanding at March 31, 2007. These facilities consist of uncommitted lines, which may be withdrawn at any time by the lender, and committed lines. At March 31, 2007, the Company obtained required waivers of non-compliance with the financial covenants related to GAAP earnings in three of the reverse repurchase agreements. One reverse repurchase facility which provides borrowings of up to $1.5 billion and was set to expire in March 2007, was extended until March 2008.

Note K—Repurchase Reserve

The liability for mortgage repurchases is maintained for the purpose of repurchasing previously sold mortgages, for various reasons, including early payment defaults or breach of representations or warranties. The repurchase reserve is to provide for losses from repurchased loans when they are subsequently resold or repriced. In determining the adequacy of the reserve for mortgage repurchases, management considers such factors as specific requests for repurchase, known problem loans, underlying collateral values, recent sales activity of similar loans and other appropriate information. The repurchase requests were $126.7 million at March 31, 2007 as compared to $182.0 million at December 31, 2006. For the quarter ended March 31, 2007, the Company recorded a provision for repurchases of $11.8 million compared to a provision of $10.3 million for the same period in 2006, included in non-interest income. The provision for repurchases increased as a result of an increase in estimated losses associated with outstanding repurchase requests.

During the quarter ended March 31, 2007, the Company sold $709.7 million in whole loan sales compared to $2.8 billion during the same period in 2006. The Company maintains a $17.1 million reserve related to the representations and warranties, associated with these sales as of March 31, 2007 compared to $15.3 million at December 31, 2006, which is included in other liabilities.

Note L—Income Taxes

During the quarter ended March 31, 2007, income tax expense was $1.9 million as compared to $3.2 million during the same period in 2006. The amount of income tax expense for quarter ended March 31, 2007 was primarily due to the recognition of $4.1 million of tax expense related to the amortization of the beginning of the year deferred charge balance plus a $0.9 million increase in the valuation allowance for deferred tax assets, partially offset by a $3.1 million tax benefit arising from the refund of taxes paid attributable to the carryback of the 2007 net operating losses. The Company makes an estimate of the effective tax rate expected to be applicable for the fiscal year when providing for income tax expense. The Company has reserved all tax benefits that cannot be utilized by carrying losses back to years in which tax payments were made. During the quarter ended March 31, 2007 the total amount of benefits that have not been recognized totalled $27.3 million, based on the Company’s combined effective tax rate. Management has determined these benefits do not meet the more-likely-than-not recognition threshold under FIN 48 and this tax benefit has not been recognized in the Company’s financial statements. Additionally the Company paid $9 thousand and $43 thousand of interest and penalties related to taxes during the first quarter of fiscal 2007 and 2006, respectively, included in other expenses.

Note M—Subsequent Events

In April 2007, the Company entered into a preliminary agreement to settle the pending federal and state derivative class action cases against the Company. The settlement is subject to certain conditions including the execution of a definitive agreement and court approval. Under the settlement, all claims asserted against the officers and directors named as defendants in those actions will be dismissed, with no admission of wrongdoing on the part of any defendant and the Company will agree to certain corporate governance practices. In addition, the proposed settlement will provide for an aggregate cash payment of up to $300,000 in attorney’s fees subject to the plaintiff’s application to and approval by the court.  There are no other fees the Company expects to incur to settle these cases  This amount will be paid by the Company’s insurance carriers and will have no effect on the Company’s consolidated statement of operations or consolidated statement of financial position.

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

Forward-Looking Statements

This report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, some of which are based on various assumptions and events that are beyond our control, may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “likely,” “should,” “could,” “anticipate,“ or similar terms or variations on those terms or the negative of those terms. The forward-looking statements are based on current management expectations. Actual results may differ materially as a result of several factors, including, but not limited to, failure to achieve projected earnings levels; unexpected or greater than anticipated increases in credit and bond spreads; the ability to generate sufficient liquidity; the ability to access the equity markets; increased operating expenses and mortgage origination or purchase expenses that reduce current liquidity position more than anticipated; continued increase in price competition; risks of delays in raising, or the inability to raise on acceptable terms, additional capital, either through equity offerings, lines of credit or otherwise; the ability to generate taxable income and to pay dividends; interest rate fluctuations on our assets that unexpectedly differ from those on our liabilities; unanticipated interest rate fluctuations; changes in expectations of future interest rates; unexpected increase in our loan repurchase obligations; unexpected increase in prepayment rates on our mortgages; changes in assumptions regarding estimated loan losses or an increase in loan losses; continued ability to access the securitization markets or other funding sources, the availability of financing and, if available, the terms of any financing; changes in markets which the Company serves, such as mortgage refinancing activity and housing price appreciation; the inability to agree upon or the court’s rejection of any proposed settlement in pending federal and state derivative class action cases against the Company; the Company’s or plaintiff’s inability or unwillingness to satisfy conditions to the proposed settlement; the adoption of new laws that affect our business or the business of people with whom we do business; changes in laws that affect our products and our business; and other general market and economic conditions.

For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the period ended December 31, 2006, the other reports we file under the Securities and Exchange Act of 1934, and the additional risk factors set forth below in this quarterly report. This document speaks only as of its date and we do not undertake, and specifically disclaim any obligation, to publicly release the results of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

The Mortgage Banking Industry and Discussion of Relevant Fiscal Periods

The mortgage banking industry is continually subject to current events that occur in the financial services industry. Such events include changes in economic indicators, government regulation, interest rates, price competition, geographic shifts, disposable income, market anticipation, and customer perception as well as others. The factors that affect the industry change rapidly.

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

General Overview

We are a mortgage real estate investment trust, or “REIT,” that is a nationwide acquirer, originator, seller and investor of non-conforming Alt-A residential mortgages, or “Alt-A mortgages,” and to a lesser extent, small-balance, commercial mortgages and multi-family, or “commercial mortgages.” We also provide warehouse financing to originators of mortgages.

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

During the first quarter, the market conditions required us to focus on preserving liquidity. As such, we have taken steps to preserve liquidity in the first quarter and as a result have maintained liquidity levels consistent with year-end balances.  We aggressively settled repurchase request claims.  We have closely monitored our reverse repurchase facilities to manage our margin call exposure. Additionally we have decreased the period of time which the loans are outstanding on the facilities by selling loans more frequently.  During the first quarter of 2007, we liquidated $52.0 million in delinquent loans to both manage any margin call exposure on our reverse repurchase facilities as well as convert mortgage loans into cash.

Also, as discussed in our Form 10-K, in the first quarter, we added a new reverse repurchase facility with $1.0 billion in capacity and we renewed another reverse repurchase facility with $1.5 billion capacity extending the maturity to March 2008.  We continue to complete securitizations, totaling $2.4 billion in the first quarter, to minimize exposure to margin calls and keep inventory low on these facilities. The reverse repurchase balance at March 31, 2007 was $1.2 billion with a total capacity of $6.0 billion as compared to $1.9 billion outstanding and $5.7 billion in capacity at December 31, 2006.

Although we expect reduced loan volume as compared to 2006, current market conditions have created other opportunties for the Company. We have continued to price our loans for profitability which has resulted in reduced production volumes from the fourth quarter of 2006. We have also seen improvements in our adjusted net interest margin as a result of decreased amortizations due to lower actual and expected prepayments and longer duration of the loans in the portfolio offset by increased credit losses. In addition, to take advantage of what we believe will be attractive returns in the distressed loan market, we have invested in an asset management group that will purchase and liquidate distressed assets. In addition, we are reviewing other strategies to protect our adjusted net interest margin, reduce production costs and selectively maintain our mortgage operations infrastructure in preparation for when the market becomes more favorable.

Critical Accounting Policies

We define critical accounting policies as those that are important to the portrayal of our financial condition and results of operations and require estimates and assumptions based on our judgment of changing market conditions and the performance of our assets and liabilities at any given time. In determining which accounting policies meet this definition, we considered our policies with respect to the valuation of our assets and liabilities and estimates and assumptions used in determining those valuations. We believe the most critical accounting issues that require the most complex and difficult judgments and that are particularly susceptible to significant change to our financial condition and results of operations include the allowance for loan losses, derivative financial instruments, securitization of financial assets as financing versus sale, calculation of repurchase reserve, and amortization of loan premiums and securitization costs.

Allowance for REO Losses

We provide an allowance for REO losses for mortgages held as real estate owned.  In evaluating the adequacy of the allowance for the REO losses, management takes several items into consideration.  When real estate is acquired in settlement of loans, or other real estate owned, the mortgage is written-down to a percentage of the property’s appraised value or broker’s price opinion less anticipated selling costs and including the mortgage insurance expected to be received.  Subsequent changes in the net realizable value of the real estate owned is reflected as an allowance for REO losses.

Financial Highlights for the First Quarter of 2007

•                   Estimated taxable income per diluted share was $0.25 compared to $0.19 for the fourth quarter of 2006 and $0.36 for the first quarter of 2006;

•                   Cash dividends declared per common share were $0.10 for the first quarter of 2007 compared to $0.25 for the fourth quarter of 2006 and $0.25 for the first quarter of 2006;

•                   Total assets were $23.3 billion as of March 31, 2007 compared to $23.6 billion as of December 31, 2006 and $24.8 billion as of March 31, 2006;

•                   Book value per common share was $9.15 as of March 31, 2007 compared to $11.15 as of December 31, 2006 and $13.87 as of March 31, 2006;

•                   The mortgage operations acquired and originated $2.2 billion of primarily Alt-A mortgages compared to $4.1 billion for the fourth quarter of 2006 and $2.1 billion for the first quarter of 2006;

•                   The commercial mortgage operations originated $196.9 million of commercial mortgages compared to $269.6 million for the fourth quarter of 2006 and $202.8 million for the first quarter of 2006; and

•                   The long-term investment operations retained for investment $2.2 billion of primarily Alt-A mortgages and $234.9 million of commercial mortgages compared to $2.7 billion of primarily Alt-A mortgages and $411.9 million of commercial mortgages for the fourth quarter of 2006 and $579.7 million of primarily Alt-A mortgages and $114.7 million of commercial mortgages for the first quarter of 2006.

First Quarter 2007 vs. Fourth Quarter 2006 GAAP Net Earnings

	For the Three Months Ended,
	March 31, 2007	December 31, 2006	Increase (Decrease)	% Change
Interest income	$342,821	$327,484	$15,337	5%
Interest expense	329,366	334,393	(5,027)	(2)
Net interest income	13,455	(6,909)	20,364	295
Provision for loan losses	29,374	44,038	(14,664)	(33)
Net interest expense after provision for loan losses	(15,919)	(50,947)	35,028	69
Total non-interest income	(70,562)	15,772	(84,334)	(547)
Total non-interest expense	33,321	30,434	2,887	9
Income tax (benefit) expense	1,866	(6,104)	7,970	131
Net loss	$(121,668)	$(59,505)	$(62,163)	(104)%
Net loss per share — diluted	$(1.65)	$(0.83)	$(0.82)	(99)%
Dividends declared per common share	$0.10	$0.25	$(0.15)	(60)%

The results of operations for the first quarter of 2007 resulted in a net loss of $121.7 million or $1.65 per share as compared to a net loss of $59.5 million or $0.83 per share, for the fourth quarter of 2006. The decrease was primarily due to the $38.3 million decrease in the change in fair value of the derivative instruments, a $16.7 million decrease in gains from the selling of loans, an $11.7 million increase in the provision for repurchases, offset by an increase in net interest income of $20.4 million.

Included in net earnings was a mark-to-market loss in the fair value of derivative instruments. During the first quarter of 2007 the loss increased to $58.7 million as compared to a loss of $20.4 million during the fourth quarter 2006.  The change in the fair value of the derivative instruments was primarily the result of $37.5 million in cash receipts from derivatives and partially the result of changes in the expectation of future interest rates.

The decrease in gains from the sale of loans was the result of a decrease in the execution price of loans sold, as a result of unfavorable market conditions and an increase in the volume of loans for sale in the marketplace. The increase in the provision for repurchases is due to an increase in the actual losses experienced in the first quarter on loans re-sold or re-priced. The decrease in the value of loans is a result of the saturation of loans for sale combined with the decreases in the value of the underlying collateral, as home prices in many regions continued to fall from the fourth quarter of 2006.  Also affecting the value of the loans held-for-sale is the level of non-performing loans and the level of pending foreclosures which makes additional home value decreases more likely.

Net interest income increased primarily as a result of the increases to the interest rates on our adjustable rate mortgages as well as an approximate $9.4 million increase to interest income, resulting from a decrease in the amortization of loan premiums. The amortization of loan premiums decreased as the Company adjusted the amortization based upon the actual prepayments for the first quarter and reduced its expected prepayments for future periods.

Estimated Taxable Income

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

The following table presents a reconciliation of net (loss) earnings (GAAP) to estimated taxable income available to common stockholders for the periods indicated (in thousands, except per share amounts):

	For the Three Months Ended (1)
	March 31,	December 31,	March 31,
	2007	2006	2006
Net (loss) earnings	$(121,668)	$(50,550)	$85,566
Adjustments to net (loss) earnings: (2)
Loan loss provision (3)	38,734	39,766	150
Tax deduction for actual loan losses (3)	(11,262)	(11,070)	(4,406)
GAAP earnings on REMICs (4)	(14,932)	(11,766)	(1,377)
Taxable income on REMICs (5)	12,843	15,685	6,098
Change in fair value of derivatives (6)	54,623	19,305	(46,963)
Dividends on preferred stock	(3,722)	(3,682)	(3,672)
Net loss (earnings) of taxable REIT subsidiaries (7)	58,667	14,997	(1,854)
Dividend from taxable REIT subsidiaries (8)	—	—	—
Elimination of inter-company loan sales transactions (9)	5,471	1,960	(6,539)
Miscellaneous adjustments	108	(169)	120
Estimated taxable income available to common stockholders’ (10)	$18,862	$14,476	$27,123
Estimated taxable income per diluted common share (10)	$0.25	$0.19	$0.36
Diluted weighted average common shares outstanding	76,084	76,084	76,379

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

(2)                      Certain adjustments are made to net earnings in order to calculate estimated taxable income due to differences in the way revenues and expenses are recognized under the two methods.

(3)                      To calculate estimated taxable income, actual loan losses are deducted. For the calculation of net earnings, GAAP requires a deduction for estimated losses inherent in our mortgage portfolios in the form of a provision for loan losses, which are generally not deductible for tax purposes. Therefore, as the estimated losses provided for GAAP are realized, the losses will negatively and may materially impact future taxable income.

(4)                      Includes GAAP amounts related to the REMIC securitizations, which were treated as secured borrowings for GAAP purposes and sales for tax purposes. The REMIC GAAP income excludes the provision for loan losses recorded that may relate to the REMIC collateral included in securitized mortgage collateral. The Company does not have any specific valuation allowances recorded as an offset to the REMIC collateral.

(5)                      Includes amounts that are taxable to the Company related to its residual interest in the securitizations, as the REMICs are accounted for as sales in its tax filings.

(6)                      The mark-to-market change for the valuation of derivatives at IMH is income or expense for GAAP financial reporting but is not included as an addition or deduction for taxable income calculations, until realized.

(7)                      Represents net earnings of IFC and ICCC, our taxable REIT subsidiaries (TRS), which may not necessarily equal taxable income.

(8)                      Any dividends paid to IMH by the TRS in excess of their cumulative undistributed taxable income would be recognized as return of capital by IMH to the extent of IMH’s capital investment in the TRS. Distributions from the TRS to IMH may not equal the TRS net earnings, however, IMH can only recognize dividend distributions received from the TRS as taxable income to the extent that the TRS distributions are from current or prior period undistributed taxable income. Any distributions by the TRS in excess of IMH’s capital investment in the TRS would be taxed as capital gains.

(9)                      Includes the effects to taxable income associated with the elimination of gains from inter-company loan sales and other intercompany transactions between IFC, ICCC,  and IMH, net of tax and the related amortization of the deferred charge.

(10)                Excludes the deduction for common stock dividends paid and the availability of a deduction attributable to net operating loss carry-forwards. As of December 31, 2006, the Company had estimated Federal net operating loss carry-forwards of $8.2 million that are expected to be utilized prior to their expiration in the year 2020.

First Quarter 2007 vs. Fourth Quarter 2006

Estimated taxable income increased $4.4 million to $18.9 million, or $0.25 per diluted common share, for the first quarter 2007, compared to $14.5 million or $0.19 per diluted common share, for the fourth quarter 2006.  The increase in estimated taxable income was mainly attributable to an increase in adjusted net interest margin at IMH. The $6.7 million increase in adjusted net interest margin at IMH was primarily the result of a decrease in premium amortization, due to lower prepayments. A decrease in actual prepayments increased interest income and estimated taxable income $4.7 million and a decrease in projected prepayments also increased interest income and estimated taxable income $4.7 million, compared to the amortization rates used in the fourth quarter of 2006. Offsetting the increase to interest income was a non-recurring decrease in estimated taxable income from REMICs of $2.8 million which was primarily related to a change in the tax accounting for the REMICs from an accrual basis to a cash basis which creates a timing difference between the amounts recorded for GAAP purposes, compared to the amounts recorded for tax purposes.

Financial Condition and Results of Operations

Financial Condition

Condensed Balance Sheet Data
(dollars in thousands)

	March 31,	December 31,	Increase	%
	2007	2006	(Decrease)	Change
Securitized mortgage collateral	$21,462,312	$21,050,829	$411,483	2%
Mortgages held-for-investment	1,156	1,880	(724)	(39)
Finance receivables	262,667	306,294	(43,627)	(14)
Allowance for loan losses	(102,838)	(91,775)	11,063	12
Mortgages held-for-sale	857,222	1,561,919	(704,697)	(45)
Derivatives	102,441	147,291	(44,850)	(30)
Real estate owned, net	251,943	161,538	90,405	56
Other assets	448,382	460,979	(12,597)	(3)
Total assets	$23,283,285	$23,598,955	$(315,670)	(1)%

Securitized mortgage borrowings	$20,998,378	$20,526,369	$472,009	2%
Reverse repurchase agreements	1,233,334	1,880,395	(647,061)	(34)
Other liabilities	192,745	182,661	10,084	6
Total liabilities	22,424,457	22,589,425	(164,968)	(1)
Minority interest	1,000	—	—	—
Total stockholders’ equity	857,828	1,009,530	(151,702)	(15)
Total liabilities and stockholders’ equity	$23,283,285	$23,598,955	$(315,670)	(1)%

Total assets were $23.3 billion as of March 31, 2007 as compared to $23.6 billion as of December 31, 2006, as the long-term investment operations retained $2.2 billion of primarily Alt-A mortgages and $234.9 million of commercial mortgages offset by $709.7 million in whole loan sales and $1.8 billion in total prepayments.

The following table presents selected information about mortgages held as securitized mortgage collateral as of the dates indicated:

	Residential			Commercial
	As of			As of
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
	2007	2006	2006	2007	2006	2006
Percent of Alt-A mortgages	99%	99%	99%	N/A	N/A	N/A
Percent of non-hybrid ARMs	6%	7%	12%	1%	2%	3%
Percent of hybrid ARMs	72%	73%	75%	99%	98%	97%
Percent of FRMs	22%	20%	13%	0%	0%	0%
Percent of interest-only	72%	72%	72%	15%	14%	12%
Weighted average coupon	6.83%	6.75%	6.19%	6.21%	6.15%	5.79%
Weighted average margin	3.51%	3.60%	3.80%	2.67%	2.68%	2.69%
Weighted average original LTV	74	74	75	66	66	67
Weighted average original credit score	698	697	696	730	730	730
Percent with original prepayment penalty	66%	68%	75%	100%	100%	100%
Prior 3-month constant prepayment rate	32%	39%	36%	8%	6%	8%
Prior 12-month prepayment rate	37%	38%	39%	8%	8%	9%
Lifetime prepayment rate	29%	29%	26%	6%	6%	5%
Weighted average debt service coverage ratio	N/A	N/A	N/A	1.27	1.27	1.24
Percent of mortgages in California	51%	51%	54%	62%	63%	66%
Percent of purchase transactions	56%	58%	60%	50%	51%	52%
Percent of owner occupied	78%	78%	80%	N/A	N/A	N/A
Percent of first lien	98%	99%	99%	100%	100%	100%

The following table presents selected financial data as of the dates indicated (dollars in thousands, except per share data):

	As of and Year-to-Date Ended,
	March 31,	December 31,	March 31,
	2007	2006	2006
Book value per share	$9.15	$11.15	$13.87
Return on average assets	(2.06)%	(0.31)%	1.30%
Return on average equity	(48.76)%	(6.38)%	29.18%
Assets to equity ratio	27.14:1	23.38:1	20.45:1
Debt to equity ratio	26.03:1	22.29:1	19.41:1
Mortgages owned 60+ days delinquent	$1,416,379	$1,229,270	$764,787
60+ day delinquency of mortgages owned	6.50%	5.64%	3.37%

We believe that in order for us to generate positive cash flows and earnings we must successfully manage the following primary operational and market risks:

•                 liquidity risk;

•                 credit risk;

•                 interest rate risk; and

•                 prepayment risk.

Liquidity Risk.  We employ a leverage strategy to increase assets by financing our long-term mortgage portfolio primarily with securitized mortgage borrowings, reverse repurchase agreements and capital, then using cash proceeds from these borrowings to acquire additional mortgage assets. We retain ARMs and FRMs that are acquired from and originated by the mortgage and commercial operations and finance the acquisition of those mortgages, during this accumulation period, with reverse repurchase agreements and capital. After accumulating a pool of mortgages, generally between $200 million and $2.5 billion, we sell the mortgages in the form of collateralized mortgage obligations, whole loan sales or REMICs. REMICs may be on balance sheet or off balance sheet. Under either accounting method our cash invested on the date of securitization is generally between 3 percent and 5 percent of the collateral. Our strategy is to sell or securitize our mortgages within 90 days of originations or purchases in order to reduce the accumulation period that mortgages are outstanding on short-term reverse repurchase facilities, which reduces our exposure to margin calls and reduces spread risk on these facilities. Securitized mortgage borrowings are classes of bonds that are sold to investors of mortgage-backed securities and as such are not subject to margin calls. In addition, the securitized mortgage borrowings generally require a smaller initial cash investment as a percentage of mortgages financed than does interim reverse repurchase financing. Additionally, as interest rates decline our requirement to maintain certain cash margin balances related to our derivatives increases, which reduces our cash and cash equivalents available for use in operations. As of March 31, 2007 our cash collateral balance totaled $18.1 million, as compared to $19.1 million as of December 31, 2006.

Because of the historically favorable loss rates of our Alt-A mortgages, we have generally received favorable credit ratings on our securitized mortgage borrowings from credit rating agencies, which has decreased our initial capital investment, in the form of over collateralization. The ratio of total assets to total equity, or “leverage ratio,” was 27.14 to 1 as of March 31, 2007 as compared to 23.38 to 1 as of December 31. 2006. The use of leverage at these levels allows us to grow our balance sheet by efficiently employing available capital. We continually monitor our leverage ratio and liquidity levels to attempt to insure that we are adequately protected against adverse changes in market conditions. For additional information regarding liquidity refer to “Liquidity and Capital Resources.”

Credit Risk. We manage credit risk by retaining high credit quality Alt-A mortgages and commercial mortgages from our customers, adequately providing for loan losses and actively managing delinquencies and defaults.  During first quarter 2007 we retained primarily Alt-A mortgages with an original weighted average credit score of 706 and an original weighted average LTV ratio of 71 percent. Alt-A mortgages are primarily first lien mortgages made to borrowers whose credit is generally within typical Fannie Mae and Freddie Mac guidelines, but that have loan characteristics including higher loan balances, higher loan-to-value ratios or lower documentation requirements, that may make them non-conforming under those guidelines. We primarily acquire non-conforming “A” or “A-” credit quality mortgages, collectively, Alt-A mortgages.

As of March 31, 2007, the original weighted average credit score of mortgages held as residential and commercial securitized mortgage collateral was 698 and 730 and original weighted average LTV ratio of 74 and 66 percent, respectively. For additional information regarding the long-term mortgage portfolio refer to “Note E—Securitized Mortgage Collateral” in the accompanying notes to the consolidated financial statements.

We believe that we have adequately provided for loan losses. The allowance for loan losses increased to $102.8 million as of March 31, 2007 as compared to $91.8 million as of December 31, 2006. Actual loan charge-offs net of recoveries on mortgages in the mortgage portfolio and finance receivables increased to $18.3 million for first quarter 2007 as compared to $4.4 million for the first quarter of 2006.   The $18.3 million includes a $7.7 million charge-off related to an IWLG specific finance receivable balance that was reserved at December 31, 2006.

We monitor our sub-servicers to attempt to ensure that they perform loss mitigation, foreclosure and collection functions according to our servicing guide.  This includes an effective and aggressive collection effort in order to minimize the number of mortgages which become seriously delinquent. When resolving delinquent mortgages, sub-servicers are required to take timely and aggressive action. The sub-servicer is required to determine payment collection under various circumstances, which will result in the maximum financial benefit. This is accomplished by either working with the borrower to bring the mortgage current or by foreclosing and liquidating the property. We perform an ongoing review of mortgages that display weaknesses and believe that we maintain an adequate loan loss allowance on our mortgages. When a borrower fails to make required payments on a mortgage and does not cure the delinquency within 60 days, we generally record a notice of default and commence foreclosure proceedings. If the mortgage is not reinstated within the time permitted by law for reinstatement, the property may then be sold at a foreclosure sale. At foreclosure sales, we generally acquire title to the property. As of March 31, 2007, our long-term mortgage portfolio included 6.50 percent of mortgages that were 60 days or more delinquent as compared to 5.64 percent as of December 31, 2006.

The following table summarizes non-performing loans that we own, including securitized mortgage collateral, mortgages held for long-term investment and mortgages held-for-sale, that were 60 or more days delinquent for the periods indicated (in thousands):

	At March 31,		At December 31,
	2007	%	2006	%

Loans held-for-sale
60 - 89 days delinquent	$18,938	1%	$11,107	1%
90 or more days delinquent	57,212	4%	34,598	3%
Foreclosures	12,368	1%	13,267	1%
Delinquent bankruptcies	—	0%	—	0%
Total 60+ days delinquent loans held-for-sale	88,518	6%	58,972	5%

Long term mortgage portfolio
60 - 89 days delinquent	$330,793	23%	$373,238	30%
90 or more days delinquent	354,186	25%	275,089	22%
Foreclosures	513,858	36%	403,489	33%
Delinquent bankruptcies	129,024	9%	118,482	10%
Total 60+ days delinquent long term mortgage portfolio	1,327,861	94%	1,170,298	95%

Total 60 or more days delinquent	$1,416,379	100%	$1,229,270	100%

We believe the Mortgage Bankers Association (MBA) method is most consistent with the SEC proposal of defining delinquency as a contractually required payment being 30 days or more past due, compared to the Office of Thrift Supervision (OTS) method. It is our view that the MBA methodology provides a more accurate reading on delinquency. The OTS methodology lags the MBA approach in reporting delinquencies by an additional 30 days. We measure delinquencies from the date of the last payment due date in which a payment was received, rather than starting the days on the date the payment was not made.  If the Company had reported delinquencies under the OTS method total 60 days delinquent would have been $1,066.6 million, or 4.89% at March 31, 2007.

The Company determined that the amounts previously reported as 90 or more days delinquent in the non-performing loans table above, and in the non-performing assets table below inadvertently included the real estate owned in the trusts.  As a result of this determination, the prior year amounts have been revised downward to reflect a correction of this overstatement.  In an effort to maintain consistent reporting of the non-performing loans included in the long term mortgage portfolio and the loans held-for-sale we revised the December 31, 2006 non-performing loans held-for-sale to report them under the MBA method.  Under the OTS method, total 60 days or more delinquent loans held-for-sale was $70.3 million or 0.8 percent of loans held-for-sale at March 31, 2007.

Non-performing assets consist of mortgages that are 90 days or more delinquent, including loans in foreclosure and delinquent bankruptcies. It is our policy to place a mortgage on non-accrual status when it becomes 90 days delinquent and to reverse from revenue any accrued interest, except for interest income on securitized mortgage collateral whereby the scheduled payment is received from the servicer whether or not the borrower makes the payment.  As of March 31, 2007, non-performing assets as a percentage of total assets was 5.66 percent compared to 4.26 percent as of year-end 2006.

The following table summarizes mortgages that we own, including securitized mortgage collateral, mortgages held for long-term investment, mortgages held-for-sale, and real estate owned that were non-performing for the periods indicated (in thousands):

	At March 31,		At December 31,
	2007	%	2006	%
90 or more days delinquent, foreclosures and delinquent bankruptcies	$1,066,648	81%	$844,925	84%
Other real estate owned	251,943	19%	161,538	16%
Total non-performing assets	$1,318,591	100%	$1,006,463	100%

Real estate owned, which consists of residential real estate acquired in satisfaction of loans, is carried at the lower of cost or estimated fair value less estimated selling costs. Adjustments to the loan carrying value required at the time of foreclosure are charged against the allowance for loan losses. Losses or gains from the ultimate disposition of real estate owned are recorded as (gain) loss on sale of other real estate owned in the consolidated statement of operations. Subsequent adjustments to the carrying value after foreclosure are recorded as increases to the valuation allowance against the REO balance.  At March 31, 2007, the allowance against REO was $15.7 million, as compared to $8.5 million at December 31, 2006.  Real estate owned at March 31, 2007 was $251.9 million, or 56 percent, higher than at December 31, 2006 as a result of an increase in foreclosures, and a decrease in the percentage of real estate liquidated, as a result of a seasoning of the loan portfolio, as well as slowing home price appreciation. We have realized a gain on disposition of real estate owned in the amount of $844 thousand for the quarter ended March 31, 2007, as compared to $354 thousand for the quarter ended March 31, 2006.

The following table presents a rollforward of the real estate owned (in thousands):

	For the quarter ended March 31,
	2007	2006
Beginning balance	$161,538	$46,351
Foreclosures	123,077	29,377
Liquidations	(29,108)	(13,821)
Net other change in REO	(3,564)	(2,350)
Ending balance	$251,943	$59,557

The following table presents a rollforward of the allowance on the real estate owned (in thousands):

	For the quarter ended March 31,
	2007	2006
Beginning balance	$8,539	$—
Provision	9,890	—
Charge-offs	(2,757)	—
Ending balance	$15,672	$—

In addition to the allowance for REO losses the Company maintains an allowance for loan losses. In evaluating the adequacy of the allowance for loan losses, a detailed analysis of historical loan performance data is accumulated and reviewed, including the delinquency rates. This data is analyzed for loss performance and prepayment performance by product type, and vintage. The results of that analysis are then applied to the current mortgage portfolio and an estimate is calculated. We believe that pooling of mortgages with similar characteristics is an appropriate methodology in which to evaluate the allowance for loan losses. Management also recognizes that there are qualitative and quantitative factors that must be taken into consideration when evaluating and measuring inherent loss in our loan portfolios. These items include, but are not limited to, economic indicators that may affect the borrower’s ability to pay, changes in value of collateral, political factors, trends in, and amount of non-performing loans and industry statistics. The Company provides loan losses in accordance with its policies that include an analysis of the loan portfolio to determine estimated loan losses in the next 12 to 18 months.  The analysis includes a detailed analysis of historical loan performance, an analysis based on the estimated value of the underlying property and a non-performing loans trend analysis.  While our delinquency rates have increased, we believe our total allowance for loan losses is adequate to absorb losses inherent in our mortgage portfolio as of March 31, 2007.

Interest Rate Risk. Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

Prepayment Risk. The Company uses prepayment penalties as a method of partially mitigating prepayment risk. Mortgage industry evidence suggests that the increase in home appreciation rates and lower payment option mortgage products over the last three years has been a significant factor affecting borrowers refinancing decisions. As rates increase, borrowers will find it more difficult to refinance to a lower rate at the reset dates. If borrowers are unable to pay their mortgage payments at the adjusted rate, delinquencies may increase. The three-month constant prepayment rate (CPR) decreased to 30 percent at March 31, 2007 from 36 percent as of December 31, 2006.  This reduction in prepayment rates has resulted in an increase in the amortization period for premiums paid to acquire loans, which has increased interest income, as described under “Estimated Taxable Income.”

During the quarter ended March 31, 2007, 63% of Alt-A mortgages acquired by the long-term investment operations from the mortgage operations had prepayment penalty features ranging from six-months to five years.  As of March 31, 2007, 66% and 100% of mortgages held as residential and commercial securitized mortgage collateral had prepayment penalties, respectively. As of March 31, 2007, the twelve-month CPR of mortgages held as securitized mortgage collateral was 35% as compared to a 36% twelve-month CPR as of December 31, 2006. Prepayment penalties are charged to borrowers for mortgages that are paid early and recorded as interest income on our consolidated financial statements. Interest income from prepayment penalties helps offset amortization of loan premiums and securitization costs. During the first quarter of 2007 prepayment penalties received from borrowers were recorded as interest income and increased the yield on average mortgage assets by 11 basis points as compared to 19 basis points for the same period in 2006.

Results of Operations

For the Three Months Ended March 31, 2007 compared to the Three Months Ended March 31, 2006

Condensed Statements of Operations Data
(dollars in thousands, except share data)

	For the Three Months Ended March 31,
			Increase	%
	2007	2006	(Decrease)	Change
Interest income	$342,821	$335,204	$7,617	2%
Interest expense	329,366	323,730	5,636	2
Net interest income	13,455	11,474	1,981	17
Provision for loan losses	29,374	150	29,224	19,483
Net interest income (expense) after provision for loan losses	(15,919)	11,324	(27,243)	(241)
Total non-interest income	(70,562)	107,742	(178,304)	(165)
Total non-interest expense	33,321	30,255	3,066	10
Income tax (benefit) expense	1,866	3,245	(1,379)	(42)
Net (loss) earnings	$(121,668)	$85,566	$(207,234)	(242)%

Net (loss) earnings per share - diluted	$(1.65)	$1.07	$(2.72)	(254)%
Dividends declared per common share	$0.10	$0.25	$(0.15)	(60)%

Net Interest Income

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

The following table summarizes average balance, interest and weighted average yield on mortgage assets and borrowings on mortgage assets for the periods indicated (dollars in thousands):

	For the Three Months Ended March 31,
	2007			2006
	Average		(8)	Average		(8)
	Balance	Interest	Yield	Balance	Interest	Yield
MORTGAGE ASSETS
Subordinated securities collateralized by mortgages	$30,813	$1,597	20.73%	$40,159	$720	7.17%
Securitized mortgage collateral (1)	20,672,576	303,602	5.87%	23,507,250	297,509	5.06%
Mortgages held-for-investment and held-for-sale	1,963,010	30,345	6.18%	1,776,874	30,372	6.84%
Finance receivables	272,866	5,227	7.66%	301,009	4,775	6.35%
Total mortgage assets\ interest income	$22,939,265	$340,771	5.94%	$25,625,292	$333,376	5.20%

BORROWINGS
Securitized mortgage borrowings	$20,183,144	$293,377	5.81%	$23,015,890	$295,475	5.14%
Reverse repurchase agreements	2,241,789	33,736	6.02%	1,919,992	25,873	5.39%
Total borrowings on mortgage assets\ interest expense	$22,424,933	$327,113	5.83%	$24,935,882	$321,348	5.15%

Net Interest Spread (2)			0.11%			0.05%
Net Interest Margin (3)			0.24%			0.19%

Net interest income on mortgage assets		$13,658	0.24%		$12,028	0.19%
Less: Accretion of loan discounts (4)		(13,335)	(0.23)%		(15,920)	(0.25)%
Adjusted by net cash receipts on derivatives (5)		37,459	0.65%		40,136	0.63%
Adjusted Net Interest Margin (6)		$37,782	0.66%		$36,244	0.57%

Effect of amortization of loan premiums and securitization costs (7)		$42,296	(0.74)%		$62,499	(0.98)%

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

(3)                      Net interest margin on mortgage assets is calculated by subtracting interest expense on total borrowings on mortgage assets from interest income on total mortgage assets and then dividing by total average mortgage assets and annualizing the quarterly margin.

(4)                      Yield represents income from the accretion of loan discounts, included in (1) above, divided by total average mortgage assets.

(5)                      Yield represents net cash receipts on derivatives divided by total average mortgage assets.

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

(8)                    The yields represent annualized yields based on the results for the quarter.

For the three months-ended March 31, 2007 compared to the three months ended March 31, 2006

Increases in net interest income were primarily due to an improvement in net interest margins on mortgage assets primarily caused by the following:

•                  the Company increased the amortization period in which loan premiums paid for loans that are retained are amortized to interest income, and the period securitization costs are amortized to interest expense;

•                  the yield on borrowing costs has increased less during the first quarter 2007 as compared to the first quarter 2006, while our mortgages have re-price upward faster than the increase in borrowing costs on the underlying borrowings; and

•                  prepayments have decreased, which extends the duration of higher yielding loans in the portfolio, as higher yielding loans tend to prepay at a faster rate than lower yielding loans.

Net interest income for the first quarter of 2007 increased $2.0 million (17 percent) as compared to 2006. The increase was primarily due to net interest margins on mortgage assets increasing by 5 basis points to 0.24% for 2007 as compared to 0.19% for 2006.  The increase in adjusted net interest margins on mortgage assets was primarily due to a positive variance of 81 basis points in yield on mortgage assets, as coupons have adjusted, partially offset by an unfavorable variance of 68 basis points in borrowing costs as the one-month LIBOR, which is tied to the interest rate on our borrowings, rose 49 basis points from March 31, 2006 to March 31, 2007, and realized gains from derivative assets had a favorable variance of 2 basis points.

Along with an increase in short-term interest rates, our expectation, based on past experience, was that we would see a corresponding decline in mortgage prepayment speeds which we have started to observe in our portfolio. However, mortgage prepayment speeds continue at heightened levels. As home prices have begun to stabilize and interest rates have remained flat, our securitized mortgage collateral reflects some degree of reduced prepayments with the three-month CPR rate declining to 30% as of March 31, 2007 from 36% as of December 31, 2006.

Amortization of loan premiums and securitization expenses decreased by 24 basis points to 0.74% of average mortgage assets during the first quarter of 2007 as compared to 0.98% of average mortgage assets during the same period in 2006.   The decrease in amortization of premiums and securitization expenses was the result of a decrease in actual prepayments, which has increased the number of months in which the Company amortizes the premiums, therefore increasing interest income.

A substantial portion of our long-term mortgage investment portfolio consists of mortgages with prepayment penalty features that are primarily designed to help minimize the rate of early mortgage prepayments.  However, if borrowers do prepay on mortgages, a prepayment penalty is charged which helps partially offset additional amortization of loan premiums and securitization costs related to the prepaid mortgages. During the first quarter of 2007, prepayment penalties received from borrowers were recorded as interest income and decreased 8 basis points to 11 basis points of mortgage assets as compared to 19 basis points of mortgage assets in the first quarter of 2006.

During the first quarter of 2007, adjusted net interest margins on mortgage assets, which is a non-GAAP financial measurement as indicated in the yield table above, increased by 9 basis points as compared to an increase of 5 basis points on net interest margin on mortgage assets.  Adjusted net interest margin on mortgage assets increased more than net interest margin on mortgage assets due to a 2 basis point increase in realized gains from derivative instruments and a 2 basis point decrease on accretion of loan discounts.

Adjusted net interest margins were also affected during the first quarter of 2007 by our interest rate risk management policies which include the employment of balance guarantees that limit our derivatives to no more than 100% coverage of the principal amount outstanding on certain securitized mortgage borrowings at any given time. Our interest rate risk management policies are formulated with the intent to offset the potential adverse effects of changing interest rates primarily associated with cash flows on adjustable rate securitized mortgage borrowings. By design, our current interest rate risk management program typically provides 20% to 25% coverage of the outstanding principal balance of our six month LIBOR ARMs and generally 80% to no more than 98% coverage of the outstanding principal balance of intermediate, or hybrid, ARMs at the point in time that we securitize the mortgages.

For further information on our interest rate risk management policies refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

Provision for Loan Losses

The Company provides loan losses in accordance with its policies that include an analysis of the loan portfolio to determine estimated loan loses expected in the next 12 to 18 months.  The analysis includes a detailed analysis of historical loan performance, an analysis based on the estimated value of the underlying property and a non performing loans trend analysis.  The results of that analysis are then applied to the current mortgage portfolio and an estimate is created.

The allowance for loan losses of $102.8 million at March 31, 2007 was comprised of specific reserves for estimated hurricane losses of $5.0 million, for finance receivables of $4.6 million, for the mortgage operations of $2.8 million and a loan portfolio reserve of $90.5 million. During the quarter ended March 31, 2007, specific reserves on finance receivables decreased by $6.0 million. The decrease in the specific reserve for finance receivables was due to a settlement of a receivable that had a $7.7 million specific reserve. Exclusive of specific reserves, the Company maintained an allowance for securitized mortgage collateral and mortgage loan held-for-investment for loan losses of 42 basis points at March 31, 2007 compared to 34 basis points at December 31, 2006. The ratio of loan portfolio reserve to annualized loan losses, which excludes the finance receivable charge off previously reserved, was 2.12 at March 31, 2007. The Company believes the total allowance for loan losses is adequate to absorb losses inherent in the loan portfolio at March 31, 2007.

For further information on delinquencies in our long-term investment portfolio and non-performing assets refer to “Financial Condition and Results of Operations—Credit Risk.”

Non-Interest Income

For the Three Months Ended March 31, 2007 compared to the Three Months Ended March 31, 2006:

Changes in Non-Interest Income
(dollars in thousands)

	For the Three Months Ended March 31,
			Increase	%
	2007	2006	(Decrease)	Change
Realized gain from derivative instruments	$37,459	$40,136	$(2,677)	(7)%
Change in fair value of derivative instruments	(58,761)	51,429	(110,190)	(214)
Gain(loss) on sale of loans	(9,131)	14,193	(23,324)	(164)
Provision for repurchases	(11,828)	(10,336)	(1,492)	(14)
Loss on lower of cost or market writedown	(24,694)	3,496	(28,190)	(806)
Amortization and impairment of mortgage servicing rights	(209)	(351)	142	40
Gain on sale of real estate owned	844	354	490	138
Provision for REO losses	(9,890)	—	(9,890)	(100)
Other income	5,648	8,821	(3,173)	(36)
Total non-interest income	$(70,562)	$107,742	$(178,304)	(165)%

Realized Gain from Derivative Instruments. Realized gains from derivatives decreased by $2.7 million (7 percent) during the first quarter of 2007 as compared to the first quarter of 2006, or 65 basis points of total average mortgage assets during the first quarter of 2007 as compared to 63 basis points of total average mortgage assets during the first quarter of 2006.  Realized gains from derivatives are recorded as current period expense or revenue on our consolidated financial statements and are included in the calculation of taxable income. Realized gains exclude the mark to market gains or losses that are realized for tax purposes at the taxable REIT subsidiaries when the loans held-for-sale are deposited into the securitization trust, and the related derivatives are deposited into a swap trust. These gains are not realized for GAAP purposes, as the deposit of the derivatives into the swap trust are considered an inter-company transfer, as the REIT consolidates the swap trust. For GAAP purpose, these gains and losses are included in change in fair value of derivative instruments.

Change in Fair Value of Derivative Instruments.  The change in fair value of derivative instruments decreased by $110.2 million (214 percent) during the first quarter of 2007 as compared to the first quarter of 2006.  The amount of market valuation adjustment is primarily the result of actual cash receipts on derivative instruments, and partially the result of changes in the expectation of future interest rates. We primarily enter into derivative contracts to offset a portion of the changes in cash flows associated with securitized mortgage borrowings. We record a market valuation adjustment for these derivatives, as well as other derivatives used by the mortgage operations to hedge our loan pipeline and mortgage loans held for sale, as current period expense or revenue.  Changes in fair value of derivatives at IMH are included in GAAP net earnings and backed out for purposes of calculating estimated taxable income.

Gain on Sale of Loans.  Gain on sale of loans decreased $23.3 million (164 percent) during the first quarter of 2007 as compared to the first quarter of 2006. The decrease was primarily due to a $2.1 billion (75 percent) decrease in whole loan sales as well as a reduction in execution price mainly due to the disposition of non-performing loans and the reduction in market prices of non-performing loans during the first quarter. Also the market value of performing and non-performing loans decreased, due to the saturation of loans for sale in the marketplace, compounded by decreasing home prices, which decreases the effective loan-to-value ratio.  We use derivatives to protect the market value of mortgages from the point in time when we establish an interest rate lock commitment on a particular mortgage prior to its close until the eventual sale or securitization. Any changes in interest rates on mortgages that we have committed to acquire at a particular rate until we sell or securitize the mortgage generally results in an increase or decrease in the market value of the related derivative.  For the quarter-ended March 31, 2007, we recorded a $660.7 thousand loss from the settlement of these derivatives as compared to a loss of $3.1 million for the quarter-ended March 31, 2006.

Provision for Repurchases.  Provision for repurchases increased $1.5 million (14 percent) during the first quarter of 2007 as compared to the first quarter of 2006. The increase in the provision for repurchases was primarily due to an increase in actual losses, which resulted from a decrease in the credit quality of the loans subject to repurchase.  At the end of the first quarter of 2007, outstanding loan repurchase requests were $100.5 million, net of negotiated indemnifications, and requests that were inactive, which were $26.2 million compared to $177.2 million as of December 31, 2006, net of $4.8 million in inactive requests.

Loss on Lower of Cost or Market Writedown.  The loss on lower of cost or market (“LOCOM”) writedown increased $28.2 million (806 percent), primarily due to an increase in non-performing loans held-for-sale to $92.7 million from $66.2 million at year end, primarily related to repurchased loans.  Also, the fair value in the marketplace of non-performing loans decreased, as investors require a higher yield, which reduced the fair value of our loans held-for-sale.

Provision for REO loss.  During the first quarter of 2007 the Company recorded a provision for REO losses in the amount of $9.9 million as a result of changes in the net realizable value of the real estate owned subsequent to the foreclosure date.

Non-Interest Expense

Changes in Non-Interest Expense
(dollars in thousands)

	For the Three Months Ended March 31,
			Increase	%
	2007	2006	(Decrease)	Change
Personnel expense	$18,388	$18,621	$(233)	(1)%
General and administrative and other expense	5,124	5,073	51	1
Professional services	2,693	2,317	376	16
Equipment expense	1,558	1,510	48	3
Occupancy expense	3,820	1,368	2,452	179
Data processing expense	1,738	1,366	372	27
Total operating expense	$33,321	$30,255	$3,066	10%

Total non-interest expenses increased $3.1 million (10 percent) on a quarter-over-quarter basis as occupancy expense increased $2.5 million (179 percent) during the first quarter of 2007 as compared to same period in 2006.  In compliance with Financial Accounting Standard No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” an additional $1.0 million of costs relating to the Company’s ceased use of the buildings leased in Newport Beach, California were recorded in the first quarter of 2007, due to a decrease in the estimate of future sublet income. The other $1.5 million increase is the result of higher lease rates at the Company’s new headquarters in Irvine, California.  However, the combining of operations into one location will increase operational efficiencies in the future.

Mortgage Acquisitions and Originations by Channel

The following table summarizes the principal balance of mortgage acquisitions and originations for the periods indicated (in thousands):

	For the Three Months Ended March 31,
	2007		2006
	Principal		Principal
	Balance	%	Balance	%
By Production Channel:
Correspondent acquisitions:
Flow	$206,602	8	$1,422,434	62
Bulk	944,929	39	132,151	6
Total correspondent acquisitions	1,151,531	47	1,554,585	67
Wholesale and retail originations	1,097,663	45	549,549	24
Total mortgage operations acquisitions	2,249,194	92	2,104,134	91
Commercial Mortgage Operations	196,895	8	202,780	9
Total acquisitions and originations	$2,446,089	100	$2,306,914	100

Acquisitions and originations remained flat, increasing to $2.4 billion for the first quarter of 2007 as compared to $2.3 billion for the same period in 2006.  Commercial originations decreased 3% to $196.9 million for the first quarter of 2007 as compared to $202.8 million for the same period in 2006. Pricing and underwriting guideline strategy revisions and an increasingly competitive market are the primary reasons acquisitions and originations have remained relatively flat.

Results of Operations by Business Segment

Long-Term Investment Operations

Condensed Statements of Operations Data
(dollars in thousands)

	For the Three Months Ended March 31,
			Increase	%
	2007	2006	(Decrease)	Change
Net interest expense	$(1,627)	$(12,088)	$10,461	(87)%
Provision for loan losses	28,849	150	28,699	19,133
Net interest income after provision for loan losses	(30,476)	(12,238)	(18,238)	(149)

Realized gain from derivative instruments	36,624	40,136	(3,512)	(9)
Change in fair value of derivative instruments	(54,623)	46,963	(101,586)	(216)
Other non-interest income	(9,985)	90	(10,075)	(11194)
Total non-interest income	(27,984)	87,189	(115,173)	(132)

Non-interest expense	5,199	4,392	807	18
Net (loss) earnings	$(63,659)	$70,559	$(134,218)	(190)%

Net (loss) earnings for the quarter ended March 31, 2007 decreased $134.2 million (190 percent) as compared to the first quarter of 2006.  The quarter-over-quarter decrease in net earnings was primarily due to the change in fair value on derivative instruments which decreased $101.6 million (216 percent) for the first quarter of 2007 as compared to the first quarter of

2006.  The market valuation adjustment is the result of changes in the expectation of future interest rates and an inversion in the forward yield curve. Additionally, net interest income increased $10.5 million (87 percent), primarily due to a reduction in premium amortization, as a result of lower actual and projected prepayment speeds.  The Company’s adjusted coupon rates have increased in excess of the increase in borrowing costs, compared to the prior year first quarter, partially offset by realized gain (loss) from derivatives which decreased to $36.6 million for the first quarter of 2007 compared to $40.1 for the first quarter of 2006. Together, net interest income and realized gain (loss) from derivative instruments increased 25% to $35.0 million for the three months ended March 31, 2007 compared to $28.0 million for the three months ended March 31, 2006.  This increase is primarily attributable to the aforementioned reduction in premium amortization.

Mortgage Operations

Condensed Statements of Operations Data
(dollars in thousands)

	For the Three Months Ended March 31,
			Increase	%
	2007	2006	(Decrease)	Change
Net interest income (expense)	$(4,331)	$1,277	$(5,608)	(439)%
Provision for loan losses	812	—	812	100
Net interest income (expense) after provison for loan losses	$(5,143)	$1,277	$(6,420)	(503)

Gain on sale of loans	5,248	19,948	(14,700)	(74)
Provision for repurchases	(11,828)	(10,336)	(1,492)	(14)
Loss on lower of cost or market writedown	(24,694)	3,497	(28,191)	(806)
Other income	3,304	9,871	(6,567)	(67)
Non-interest expense and income taxes	21,033	22,004	(971)	(4)
Net (loss) earnings	$(54,146)	$2,253	$(56,399)	(2,503)%

The mortgage operations generates income by securitizing or selling mortgages to permanent investors, including the long-term investment operations and, to a lesser extent, earns revenue from fees associated with mortgage servicing rights, master servicing agreements and interest income earned on mortgages held-for-sale.

Net earnings for the mortgage operations decreased $56.4 million (2,503 percent) primarily due to the following changes:

•                  decrease of $5.6 million in net interest income (expense);

•                  decrease of $14.7 million in gains from the sale of loans;

•                  increase in charges to expense of $28.2 million for the change in valuation of loans held-for-sale; and

•                  a decrease in other income of $6.6 million.

Net interest income dropped $5.6 million as the yields on borrowings to finance mortgage loans held-for-sale increased 63 basis points for the first quarter of 2007, primarily the result of a 49 basis point increase in the one-month LIBOR since the end of the first quarter of 2006.

Gains from the sale of loans decreased $14.7 million as a result of lower volumes of mortgages sold to third party investors which resulted in a decrease in gain (loss) on sale of loans. The decrease was primarily due to a $2.1 billion (75 percent) decrease in whole loan sales as well as a reduction in execution price mainly due to the disposition of non-performing loans, which decreased as a result of the saturation of loans for sale and the uncertainty in the real estate market.

The Company recorded loans held-for-sale at the lower of cost or market resulting in a $28.2 million increase in the write-down of loans held-for-sale as current market conditions, such as the widening of credit and bond spreads and a lack of demand for mortgage product forced the loans to drop in value prior to securitization, sale or transfer. The $24.7 million write-down was primarily attributable to loans repurchased during the first quarter of 2007 and fourth quarter of 2006. The mortgage operations are reflected as a stand-alone entity for segment financial reporting purposes; however, on the consolidated financial statements inter-company loan sales and related gains are eliminated.

Other income decreased $6.6 million which was primarily the result of an unfavorable mark to market adjustment on the derivatives at the mortgage operations. The mark to market adjustment for the first quarter of 2007 decreased $6.1 million to a loss of $2.5 million as a result of changes in the fair value of the derivative instruments due to the expectation of future interest rates.

Commercial Operations

Condensed Statements of Operations Data
(dollars in thousands)

	For the Three Months Ended March 31,
			Increase	%
	2007	2006	(Decrease)	Change
Net interest income (expense)	$(314)	$134	$(448)	(334)%
Non-interest income	(1,532)	1,877	(3,409)	(182)
Non-interest expense and income taxes	2,674	2,410	264	11
Net (loss) earnings	$(4,520)	$(399)	$(4,121)	(1033)%

Net (loss) earnings for the commercial operations was $4.1 million (1,033 percent) lower for the first quarter of 2007.  Gain on sale of loans resulted in a loss of $2.9 million, including the cost, and change in the fair value of derivatives deposited into the trust, primarily as a result of the losses incurred during the first quarter in conjunction with the REMIC 07-2 securitization, as a result of bond proceeds and cash from selling the mortgage servicing, at less than the securitization and derivative costs included in the transaction. Non-interest income was $3.4 million (182 percent) lower in the first quarter of 2007 primarily due to the decrease in gain on sale of loans of $1.1 million and the change in fair value of derivative instruments of $2.4 million.  The commercial operations are reflected as a stand-alone entity for segment financial reporting purposes. However, on the consolidated financial statements inter-company loan sales and related gains are eliminated.

Warehouse Lending Operations

Condensed Statements of Operations Data
(dollars in thousands)

	For the Three Months Ended March 31,
			Increase	%
	2007	2006	(Decrease)	Change
Net interest income	$8,451	$7,691	$760	10%
Recovery of loan losses	(287)	—	(287)	(100)
Non-interest income	740	797	(57)	(7)
Non-interest expense and income taxes	2,294	1,874	420	22
Net earnings	$7,184	$6,614	$570	9%

Net earnings for the quarter ended March 31, 2007 increased $570 thousand (9 percent) as compared to the first quarter of 2006.  The increase in net earnings was primarily due to an increase of $760 thousand (10 percent) in net interest income, as a result of a 131 basis point increase in the yield from finance receivables despite the average balance on finance receivables declining by 9 percent quarter-over-quarter. Additionally, a recovery from loan losses was recorded which increased net earnings by $287 thousand. Non-interest expense and income taxes increased $420 thousand quarter over quarter due to an increase in legal and professional expense. For the three months ended March 31, 2007 and March 31, 2006, no provision for loan loss was recorded. The warehouse lending operations is reflected as a stand-alone entity for segment financial reporting purposes. However, on the consolidated financial statements inter-company finance receivables and borrowings are eliminated.

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

•                 long-term investment in mortgages and mortgage backed securities by the long-term investment operations;

•                 provide short-term warehouse advances by the warehouse lending operations;

•                 pay interest on debt;

•                 distribute common and preferred stock dividends;

•                 pay operating and non-operating expenses; and,

•                 repurchase loans under normal contractual representations and warranties.

Acquisition and origination of mortgages by the mortgage, commercial, and long-term investment operations. During the first quarter of 2007 $2.4 billion was acquired by the long-term investment operations for long-term investment which includes $2.2 billion of primarily Alt-A mortgages originated by the mortgage operations, and $234.0 million of commercial mortgages originated or acquired by the commercial operations. Capital invested in mortgages is outstanding until we sell or securitize mortgages, which is one of the reasons we attempt to sell or securitize mortgages within 90 days of acquisition or origination. Initial capital invested in mortgages includes premiums paid when mortgages are acquired and originated and our capital investment, or “haircut,” required upon financing, which is generally determined by the type of collateral provided. The mortgage operations acquired and originated mortgages which were financed with warehouse borrowings from the warehouse lending operations at a haircut generally between 2% to 15% of the outstanding principal balance of the mortgages. In addition, ICCC originated $196.9 million of commercial mortgages which were initially financed with short-term warehouse financing from the warehouse lending operations at a haircut of generally 3% of the outstanding principal balance of the mortgages.

Long-term investment in mortgages by the long-term investment operations.  The long-term investment operations acquire primarily Alt-A mortgages from the mortgage and commercial operations and finance them with reverse repurchase borrowings from the warehouse lending operations at substantially the same terms as the mortgage and commercial operations. When the long-term investment operations finance mortgages with long-term securitized mortgage borrowings, short-term reverse repurchase financing is repaid. Then, depending on credit ratings from national credit rating agencies on our securitized mortgages, we are generally required to provide an over-collateralization, or “OC”, of 0.35 percent to 1 percent of the principal balance of mortgages securing securitized mortgage financing as compared to a haircut of 2 percent to 10 percent of the principal balance of mortgages securing short-term reverse repurchase financing. Our total capital investment in securitized mortgages generally ranges from approximately 2 percent to 5 percent of the principal balance of mortgages securing securitized mortgage borrowings which includes premiums paid upon acquisition of mortgages from the mortgage operations, costs paid for completion of securitized mortgages, costs to acquire derivatives and OC required to achieve desired credit ratings. Commercial mortgages are financed on a long-term basis with securitized mortgage borrowings at substantially the same rates and terms as Alt-A mortgages. Commercial loans generally have a 3 percent haircut on reverse repurchase lines and initial over collateralization target of 2.75 percent to 3.37 percent

Provide short-term warehouse advances by the warehouse lending operations. We utilize committed and uncommitted reverse repurchase facilities with various lenders to provide short-term warehouse financing to affiliates and non-affiliated clients of the warehouse lending operations. The warehouse lending operations provides short-term financing to the mortgage operations and non-affiliated clients from the closing of mortgages to their sale or other settlement with investors. The warehouse lending operations generally finances between 90% and 98% of the fair market value of the principal balance of mortgages, which equates to a haircut requirement of between 10% and 2%, respectively, at one-month LIBOR, plus a spread. The mortgage operations have uncommitted warehouse line agreements to obtain financing from the warehouse lending operations at one-month LIBOR plus a spread during the period that the mortgage operation accumulates mortgages until the mortgages are securitized or sold. As of March 31, 2007, the mortgage and commercial operations had $677.3 million and $135.5 million, respectively, of warehouse advances outstanding with the warehouse lending operations.  In addition, as of March 31, 2007, the warehouse lending operations had $700.5 million of approved warehouse lines available to non-affiliated clients, of which $205.7 million was outstanding.

Our ability to meet liquidity requirements and the financing needs of our customers is subject to the renewal of our credit and repurchase facilities or obtaining other sources of financing, if required, including additional debt or equity from time to time. Any decision our lenders or investors make to provide available financing to us in the future will depend upon a number of factors, including:

•                 our compliance with the terms of our existing credit arrangements, including any financial covenants;

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

Distribute common and preferred stock dividends. We are required to distribute a minimum of 90% of our taxable income to our stockholders in order to maintain our REIT status, exclusive of the application of any tax loss carry forwards that may be used to offset current period taxable income. Because we pay dividends based on taxable income, dividends may be more or less than net earnings. We declared cash dividends of $0.10 per outstanding common share for the first quarter of 2007 on estimated taxable income of $0.25 per diluted common share and paid cash dividends of $0.25 per outstanding common share for the fourth and first quarters of 2006.  In addition, we paid cash dividends of $3.7 million on preferred stock during the first quarter of 2007.

A portion of dividends paid to IMH’s stockholders can come from dividend distributions from the mortgage operations and commercial operations, our taxable REIT subsidiaries, to IMH. During the first quarter of 2007, the mortgage and commercial operations provided no dividend distributions to IMH. The mortgage and commercial operations may seek to retain earnings to fund the acquisition and origination of mortgages, to expand the mortgage operations, or to fund operating losses. The board of directors of our taxable REIT subsidiaries, which is different from the board of directors of the registrant, may decide that the mortgage and/or commercial operations should cease making dividend distributions in the future. This could reduce the amount of taxable income that would be distributed to IMH stockholders in the form of common stock dividend payment amounts.

During the first quarter of 2007, our operating businesses were primarily funded as follows:

•          Securitized mortgage borrowings and reverse repurchase agreements;

•          excess cash flows from our long-term mortgage portfolio; and

•          sale and securitization of mortgages.

Reverse repurchase agreements and securitized mortgage borrowings. We use reverse repurchase agreements to fund substantially all financing to affiliates and non-affiliated clients and for the acquisition and origination of Alt-A and commercial mortgages. As we accumulate mortgages, we finance the acquisition of mortgages primarily through borrowings on reverse repurchase facilities with third party lenders. We primarily use uncommitted and committed facilities with major investment banks to finance substantially all warehouse financing, as needed.  During the first quarter of 2007 the warehouse facilities amounted to $6.0 billion, of which $1.2 billion was outstanding at March 31, 2007. The warehouse facilities provide us with a higher aggregate credit limit to fund the acquisition and origination of mortgages at terms comparable to those we have received in the past. These warehouse facilities may have certain covenant tests which we are required to satisfy. For a discussion of the Company’s compliance with its financial covenants see “Note J—Reverse Repurchase Agreements” in the accompanying notes to the consolidated financial statements. From time to time, we may also receive additional uncommitted interim financing from our lenders in excess of our permanent borrowing limits to finance mortgages during the accumulation phase and prior to securitizations or dispositions in the form of whole loan sales.

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

In order to mitigate the liquidity risk associated with reverse repurchase agreements, we attempt to sell or securitize our mortgages within 90 days from acquisition or origination. Although securitizing mortgages more frequently adds operating and securitization costs, we believe the added cost is offset as liquidity is provided more frequently with less interest rate and price volatility, as the accumulation and holding period of mortgages is shortened. When we have accumulated a sufficient amount of mortgages, we seek to issue securitized mortgages and convert short-term advances under reverse repurchase agreements to long-term securitized mortgage borrowings. The use of securitized mortgage borrowings provides the following benefits:

•                  allows us to use long-term financing for the duration of the securitized mortgage asset secured by the underlying mortgages; and

•                  eliminates margin calls on the borrowings that are converted from reverse repurchase agreements to securitized mortgage borrowings.

During the first quarter of 2007, we completed $2.4 billion of securitized mortgage borrowings to provide long-term financing for $2.4 billion of primarily Alt-A and commercial mortgages. Because of the credit profile, historical loss performance and prepayment characteristics of our Alt-A and commercial mortgages, we have been able to borrow a higher percentage against the principal balance of mortgages held as securitized mortgage collateral, which means that we have to provide less initial capital upon completion of securitized mortgage borrowings. Capital investment in the securitized mortgage borrowings is established at the time securitized mortgage borrowings are issued at levels sufficient to achieve desired credit ratings on the securities from credit rating agencies.

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

Sale and securitization of mortgages.  We sell and securitize loans in the following ways:

•                  When the mortgage and commercial operations accumulate a sufficient amount of mortgages that are intended to be deposited into a securitized mortgage trust, it sells the mortgages to the long-term investment operations; and

•                  When selling mortgages on a whole loan basis, the mortgage operations will accumulate mortgages and enter into sales transactions with third party investors on a monthly basis.

The mortgage and commercial operations sold $2.4 billion of mortgages to the long-term investment operations during the first quarter of 2007 and sold $709.7 million of mortgages to third party investors through whole loan sales. Generally, the mortgage operations sold mortgage servicing rights on all mortgages sold during the first quarter of 2007, but retained all master servicing rights. The sale of mortgage servicing rights generated substantially all cash, which was used to acquire and originate additional mortgage assets.

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

On September 30, 2005, the Company entered into a common stock sales agreement with Brinson Patrick Securities Corporation (Brinson Patrick) for the sale of up to 7.5 million shares of its common stock from time to time through Brinson Patrick as sales agent.  No shares of common stock were sold during the first quarter of 2007.

On September 30, 2005, the Company entered into a Preferred Stock sales agreement with Brinson Patrick, for the sale of up to 800,000 shares of its 9.125% Series C Cumulative Redeemable Preferred Stock (Series C Preferred Stock) from time to time through Brinson Patrick as sales agent. During the three months ended March 31, 2007, we sold 24,700 shares of Series C Preferred Stock and received net proceeds of approximately $565,281. Brinson Patrick received a commission of 3% of the gross sales price per share of the shares of preferred stock sold pursuant to the sales agreement, which amounted to an aggregate commission of $17,501.

For the three months ended March 31, 2007, the ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends was 0.64x and 0.63x, respectively. Earnings used in computing the ratio of earnings to fixed charges consist of net earnings before income taxes plus fixed charges. Fixed charges include interest expense on debt and the portion of rental expense deemed to represent the interest factor. The amount of the shortfall of earnings to fixed charges for the first quarter of 2007 was $119.8 million, which represents losses before taxes.

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

Off Balance Sheet Arrangements

In the ordinary course of business, we sold whole pools of loans with recourse for borrower defaults. When whole pools are sold as opposed to securitized, the third party has recourse against us for certain borrower defaults. Because the loans are no longer on our balance sheet, the recourse component is considered a guarantee. During the first quarter of 2007, we sold $657.7 million of loans with recourse for borrower defaults compared to $977.8 million in the fourth quarter of 2006. We maintained a $17.1 million reserve related to these guarantees as of March 31, 2007 compared with a reserve of $15.3 million as of December 31, 2006. During the first quarter of 2007 we paid $57.2 million in cash to repurchase loans sold to third parties as compared to $39.6 million during the fourth quarter of 2006.

ITEM 3:                               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General Overview

We manage credit, prepayment and liquidity risk in the normal course of business. Since a significant portion of our revenues and earnings are derived from net interest income, we strive to manage our interest-earning assets and interest-bearing liabilities to generate what we believe to be an appropriate contribution from net interest income. When interest rates fluctuate, profitability can be adversely affected by changes in the fair market value of our assets and liabilities and by the interest spread earned on interest-earning assets and interest-bearing liabilities. We derive income from the differential spread between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Any change in interest rates affects income received and income paid from assets and liabilities in varying and typically in unequal amounts. Changing interest rates may compress or widen our interest rate margins and affect overall earnings.

Interest rate risk management is the responsibility of the Asset Liability Committee (ALCO), which is comprised of senior management and reports results of interest rate risk analysis to the IMH board of directors on at least a quarterly basis. ALCO establishes policies that monitor and coordinate sources, uses and pricing of funds. ALCO also attempts to reduce the volatility in net interest income by managing the relationship of interest rate sensitive assets to interest rate sensitive liabilities. In addition, various modeling techniques are used to value interest sensitive mortgage-backed securities. The value of investment securities available-for-sale is determined using a discounted cash flow model using prepayment rate, discount rate and credit loss assumptions. Our investment securities portfolio is available-for-sale, which requires us to perform market valuations of the securities in order to properly record the portfolio. We continually monitor interest rates of our investment securities portfolio as compared to prevalent interest rates in the market. We do not currently maintain a securities trading portfolio and are not exposed to market risk as it relates to speculative trading activities.

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

The use of derivatives to manage risk associated with changes in interest rates is an integral part of our strategy. The amount of cash payments or cash receipts on derivatives is determined by (1) the notional amount of the derivative and (2) current interest rate levels in relation to the various strikes or coupons of derivatives during a particular time period. As of March 31, 2007 and December 31, 2006, we had notional balances of interest rate swaps, caps, and floors of $19.7 billion and $19.5 billion, respectively, with net fair values of $78.1 million and $132.5 million, respectively, pertaining to our current and pending securitizations. By using derivatives, we attempt to minimize the effect of both upward and downward interest rate changes on our long-term mortgage portfolio. Our goal is to moderate significant changes to base case net interest income, including net cash flows from derivatives, as interest rates change. We primarily acquire swaps, and to a lesser extent caps, to essentially convert our adjustable rate securitized mortgage borrowings into fixed rate borrowings. For instance, we receive one-month LIBOR on swaps, which offsets interest expense on adjustable rate securitized mortgage borrowings, and we pay a fixed interest rate.

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

The following table estimates the financial effect to base case, including net cash flow from derivatives, from various instantaneous and parallel shifts in interest rates based on both our consolidated structure and un-consolidated structure, which refers to the notional amount of derivatives that are not recorded on our balance sheet as of February 28, 2007 (dollar amounts in millions):

	Changes in base case as of February 28, 2007 (1)
	Excluding net cash flow on derivatives		Net cash flow on derivatives	Including net cash flow on derivatives
Instantaneous and Parallel Change in Interest Rates (2)	$	(%)	$	$	(%)
Up 300 basis points, or 3% (3)	(375)	(615)	357	(18)	(12)
Up 200 basis points, or 2%	(237)	(389)	238	1	1
Up 100 basis points, or 1%	(112)	(184)	119	7	5
Down 100 basis points or 1%	93	152	(112)	(19)	(12)
Down 200 basis points or 2%	181	297	(222)	(41)	(27)
Down 300 basis points or 3%	261	428	(329)	(68)	(44)

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

(3)                      This simulation was added to our analysis as it is relevant in light of the interest rate environment as of February 28, 2007 and the projected forward yield curve for 2007 and 2008.

In the previous table, the up 100 basis point scenario as of February 28, 2007 represents our projection of the net change from base case net interest income, which is derived from assumptions as previously discussed, if market interest rates were to immediately rise by 100 basis points. This means that we increase interest rates at all data points along our projected forward yield curve by 100 basis points and recalculate our projection of net interest income over the next 12 months. In addition, based on changes in interest rates, or changes in our forward yield curve, our model adjusts mortgage prepayment rates and recalculates amortization of acquisition and securitization costs and net cash receipts or payments on derivatives as part of the calculation of net interest income. Thus, if a 100 basis point interest rate increase occurred, the projected volatility to net interest income is positively impacted through our use of derivatives.

We estimate net interest income along with net cash flows from derivatives for the next twelve months using balance sheet data and the notional amount of derivatives as of February 28, 2007 and 12-month projections of the following primary drivers affecting net interest income:

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

ITEM 4:          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We are committed to maintaining disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Risks 13-a-15(e) or 15d – 15 (e)) designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures based on the application of management’s judgment.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our CEO and CFO, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e). Based on this evaluation, which included the findings of the restatement described herein, and the remediation of the material weakness as of December 31, 2006 described below, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level at March 31, 2007.

Material Weakness

In connection with its assessment of the Company’s internal control over financial reporting as of December 31, 2006, management identified a material weakness related to our design and maintenance of adequate controls over the preparation, review, presentation and disclosure of amounts included in our consolidated statements of cash flows, which resulted in misstatements therein. Cash inflows and outflows related to certain intercompany mortgage loan sales and purchases were inappropriately classified as operating cash flows and investing cash flows rather than non-cash transfers in the consolidated statements of cash flows.  The restatement had no effect on the Company’s cash position, taxable income, Consolidated Statements of Operations and Comprehensive Earnings, Consolidated Balance Sheets or Consolidated Statements of Changes in Stockholders’ Equity.

Remediation

The Company’s management remediated the material weakness identified in Management’s Report on Internal Control over Financial Reporting as of December 31, 2006, through the design and implementation of enhanced controls to aid in the timeliness of the financial statement close process leading to the correct preparation, review, presentation and disclosures of our consolidated statements of cash flows.

Changes in Internal Control Over Financial Reporting

Except as noted above, there has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1:                               LEGAL PROCEEDINGS

The Company’s 2006 10-K reported shareholder derivative actions filed against the Company and its senior officers and directors in the U.S. District Court, Central District of California and Orange County Superior Court.  In April 2007, the Company entered into a preliminary agreement to settle the currently pending federal and state derivative actions against the Company and its senior officers and directors. The settlement is subject to certain conditions including the execution of a definitive agreement and court approval. Under the proposed settlement, all claims asserted against the officers and directors named as defendants in those actions will be dismissed with prejudice with no admission of wrongdoing on the part of any defendant and the Company will agree to certain corporate governance practices. In addition, the proposed settlement will provide for an aggregate cash payment of up to $300,000 in attorney’s fees subject to plaintiff’s application to and approval by the court, which will be paid entirely by the Company’s insurance carriers and will have no effect on the financial position of the Company.

Please refer to IMH’s report on Form 10-K for the year ended December 31, 2006 regarding other litigation and claims.

We believe that we have meritorious defenses to the above claims and intend to defend these claims vigorously. Nevertheless, litigation is uncertain and we may not prevail in the lawsuits and can express no opinion as to their ultimate resolution. An adverse judgment in any of these matters could have a material adverse effect on us.

ITEM 1A:                      RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2006 includes a detailed discussion of our risk factors. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

Recent Developments in the Residential Mortgage Market May Adversely Affect the Market Value of Our Assets.

The residential mortgage market has recently encountered difficulties which may adversely affect the performance or market value of our assets. In recent months, delinquencies and losses with respect to residential mortgage loans generally have increased and may continue to increase, particularly in the non-prime sector. Even though we believe our exposure to non-prime products is minimal and is less than 0.2% of our assets, this may affect our operations and assets. In addition, in recent months residential property values in many states have declined or remained stable, after extended periods during which those values appreciated. A continued decline or a lack of increase in those values may result in additional increases in delinquencies and losses on residential mortgage loans generally, especially with respect to second homes and investor properties, and with respect to any residential mortgage loans where the aggregate loan amounts (including any subordinate loans) are close to or greater than the related property values. Another factor that may have contributed to, and may in the future result in, higher delinquency rates is the increase in monthly payments on adjustable rate mortgage loans. Any increase in prevailing market interest rates may result in increased payments for borrowers who have adjustable rate mortgage loans. Moreover, with respect to hybrid mortgage loans after their initial fixed rate period, and with respect to mortgage loans with a negative amortization feature which reach their negative amortization cap, borrowers may experience a substantial increase in their monthly payments even without an increase in prevailing market interest rates. These general market conditions may affect the performance of our mortgage loans or mortgage operations.

ITEM 2:                               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:                               DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:                               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5:                               OTHER INFORMATION

None

ITEM 6:                               EXHIBITS

(a)         Exhibits:

10.1	Employment Agreement between Andrew McCormick and Impac Mortgage Holdings, Inc. dated November 13, 2006.
12.1	Statements re: computation of ratios
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: May 10, 2007