Form 10-Q
period 2007-06-30
IMPAC MORTGAGE HOLDINGS INC
filed 2007-08-14
CIK 1000298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007 or

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

There were 76,083,865 shares of common stock outstanding as of August 14, 2007.

IMPAC MORTGAGE HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1.              CONSOLIDATED FINANCIAL STATEMENTS

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except share data)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Cash and cash equivalents	$113,180	$179,677
Restricted cash	6,598	617
Securitized mortgage collateral	20,388,616	21,050,829
Finance receivables	132,985	306,294
Mortgages held-for-investment	4,319	1,880
Allowance for loan losses	(220,944)	(91,775)
Mortgages held-for-sale	1,362,204	1,561,919
Accrued interest receivable	115,540	115,054
Derivative assets	145,505	147,291
Real estate owned, net	352,935	161,538
Other assets	162,647	165,631
Total assets	$22,563,585	$23,598,955

LIABILITIES
Securitized mortgage borrowings	$20,075,004	$20,526,369
Reverse repurchase agreements	1,575,314	1,880,395
Trust preferred securities	98,052	97,661
Other liabilities	112,953	85,000
Total liabilities	21,861,323	22,589,425

Commitments and contingencies

STOCKHOLDERS' EQUITY
Series-A junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	—	—
Series-B 9.375% cumulative redeemable preferred stock, $0.01 par value; liquidation value $50,000; 2,000,000 shares authorized, 2,000,000 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	20	20
Series-C 9.125% cumulative redeemable preferred stock, $0.01 par value; liquidation value $111,765; 5,500,000 shares authorized; 4,470,600 and 4,444,000 shares outstanding as of June 30, 2007 and December 31, 2006, respectively	45	44
Common stock, $0.01 par value; 200,000,000 shares authorized; 76,083,865 shares issued and outstanding as of June 30, 2007 and December 31, 2006	761	761
Additional paid-in capital	1,173,027	1,170,872
Accumulated other comprehensive income	1,235	2,357
Net accumulated deficit:
Cumulative dividends declared	(796,469)	(762,382)
Retained earnings	323,643	597,858
Net accumulated deficit	(472,826)	(164,524)
Total stockholders’ equity	702,262	1,009,530
Total liabilities and stockholders’ equity	$22,563,585	$23,598,955

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE EARNINGS (LOSS)

(in thousands, except per share data)

(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
INTEREST INCOME:
Mortgage assets	$334,694	$311,263	$675,465	$644,639
Other	2,316	2,496	4,366	4,325
Total interest income	337,010	313,759	679,831	648,964

INTEREST EXPENSE:
Securitized mortgage borrowings	304,551	302,744	597,928	598,219
Reverse repurchase agreements	17,236	23,456	50,973	49,329
Other borrowings	2,240	2,306	4,492	4,688
Total interest expense	324,027	328,506	653,393	652,236

Net interest income (expense)	12,983	(14,747)	26,438	(3,272)
Provision for loan losses	162,981	(45)	192,355	105
Net interest expense after provision for loan losses	(149,998)	(14,702)	(165,917)	(3,377)

NON-INTEREST INCOME:
Change in fair value of derivative instruments	56,900	11,504	(1,861)	62,933
Realized gain from derivative instruments	38,640	55,868	76,099	96,004
Gain (loss) on sale of loans	2,406	16,548	(6,725)	30,741
Amortization of mortgage servicing rights	(206)	(381)	(416)	(732)
(Loss) gain on sale of other real estate owned	(1,060)	621	(215)	976
Loss on lower of cost or market writedown	(10,180)	(18,780)	(34,874)	(15,283)
Goodwill impairment	(12,360)	—	(12,360)	—
Provision for REO losses	(18,421)	—	(28,311)	—
Provision for repurchases	(18,889)	(12,773)	(30,718)	(23,110)
Other income (expense)	(314)	9,581	5,334	18,403
Total non-interest income (expense)	36,516	62,188	(34,047)	169,932

NON-INTEREST EXPENSE:
Personnel expense	23,640	16,710	42,028	35,331
General and administrative and other expense	4,487	4,524	9,609	9,600
Professional services	2,137	2,192	4,831	4,509
Equipment expense	1,550	1,809	3,108	3,319
Occupancy expense	2,846	1,244	6,667	2,612
Data processing expense	1,185	744	2,922	2,110
Total non-interest expense	35,845	27,223	69,165	57,481
Net (loss) earnings before income taxes	(149,327)	20,263	(269,129)	109,074
Income tax expense (benefit)	3,220	(6,093)	5,086	(2,848)
Net (loss) earnings	(152,547)	26,356	(274,215)	111,922
Cash dividends on cumulative redeemable preferred stock	(3,722)	(3,672)	(7,443)	(7,344)
Net (loss) earnings available to common stockholders	$(156,269)	$22,684	$(281,658)	$104,578

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE EARNINGS (LOSS) - (continued)

(in thousands, except per share data)

(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Net (loss) earnings	$(152,547)	$26,356	$(274,215)	$111,922
Net unrealized gains (losses) on securities:
Unrealized holding losses arising during year	(1,656)	(991)	(2,718)	(1,778)
Reclassification of losses included in net earnings	1,596	(55)	1,596	143
Net unrealized losses	(60)	(1,046)	(1,122)	(1,635)
Comprehensive (loss) earnings	$(152,607)	$25,310	$(275,337)	$110,287

Net (loss) earnings per share:
Basic	$(2.05)	$0.30	$(3.70)	$1.37
Diluted	$(2.05)	$0.30	$(3.70)	$1.37
Dividends declared per common share	$—	$0.25	$0.10	$0.50

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months
	Ended June 30,
	2007	2006
		restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings	$(274,215)	$111,922
Adjustments to reconcile net earnings to net cash used in operating activities:
Provision for loan losses	192,355	105
Provision for REO losses	28,311	—
Amortization of deferred charge, net	9,069	11,011
Amortization of premiums, securitization costs and debt issuance costs	85,422	126,952
(Gain) loss on sale of other real estate owned	215	(976)
(Gain) loss on sale of loans	6,725	(30,741)
Provision for repurchases	30,718	23,110
Loss on lower of cost or market writedown	34,874	15,283
Change in fair value of derivative instruments	1,861	(62,933)
Purchase of mortgages held-for-sale	(4,229,695)	(4,915,058)
Sale and principal reductions on mortgages held-for-sale	1,145,966	5,084,020
Net change in deferred taxes	20,060	84
Stock-based compensation	1,639	1,332
Depreciation and amortization	2,930	2,998
Goodwill impairment	12,360	—
Amortization and impairment of mortgage servicing rights	416	732
Net change in accrued interest (receivable) payable	(486)	20,571
Net change in restricted cash	(5,981)	37
Net change in other assets and liabilities	(61,338)	3,493
Net cash (used in) provided by operating activities	(2,998,794)	391,942

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in securitized mortgage collateral	3,491,323	4,608,289
Finance receivable advances to customers	(1,954,790)	(2,180,281)
Repayments of finance receivables	2,128,099	2,238,212
Purchase of premises and equipment	(9,202)	(3,932)
Net change in mortgages held-for-investment	(3,229)	38,230
Sale of investment securities available-for-sale	—	35,146
Distribution of deferred compensation plan benefits	—	8,041
Net principal reductions on investment securities available-for-sale	6,417	(28,787)
Proceeds from the sale of other real estate owned	80,822	38,134
Net cash provided by investing activities	3,739,440	4,753,052

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash disbursements under reverse repurchase agreements	(6,687,335)	(9,419,575)
Cash receipts from reverse repurchase agreements	6,382,254	8,267,985
Proceeds from securitized mortgage borrowings	3,858,143	919,769
Repayment of securitized mortgage borrowings	(4,323,044)	(4,837,825)
Common stock dividends paid	(30,326)	(34,253)
Preferred stock dividends paid	(7,443)	(7,344)
Proceeds from sale of cumulative redeemable preferred stock	608	272
Net cash used in financing activities	(807,143)	(5,110,971)

Net change in cash and cash equivalents	(66,497)	34,023
Cash and cash equivalents at beginning of period	179,677	146,621
Cash and cash equivalents at end of period	$113,180	$180,644

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months
	Ended June 30,
	2007	2006
		restated
SUPPLEMENTARY INFORMATION:
Interest paid	$651,736	$517,438
Taxes paid	116	45

NON-CASH TRANSACTIONS:
Accumulated other comprehensive loss	$(1,122)	$(1,635)
Dividends declared but unpaid	—	19,028
Transfer of mortgages to other real estate owned	20,872	2,575
Transfer of securitized mortgage collateral to other real estate owned	255,051	68,300
Transfer of loans held-for-sale to securitized mortgage collateral	3,245,500	694,336
Transfer of loans held-for-investment to securitized mortgage collateral	—	225,764
Transfer of securitized mortgage collateral to loans held-for-sale	27,040	—

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

Note A—Summary of Business and Significant Accounting Policies

1.     Business Summary and Financial Statement Presentation

Market Conditions

During the second quarter, the secondary and securitization mortgage markets have deteriorated, become more unpredictable and volatile, making it more difficult to sell loans and securities to investors.  In addition, because housing prices have declined, default and credit losses have increased; investors are requiring higher returns, reducing the price of mortgage loans.  As a result, the loans have not performed up to expectations and the fair value of mortgage loans has deteriorated.

In light of the continued and widely publicized volatility in the secondary and securitization markets, the Company suspended funding on loans previously referred to as Alt-A loans in August 2007 and currently do not have any plans to originate these types of loans in the near future. At this point, the Company is only funding loans that are eligible to be sold to government sponsored agencies.

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

During the six months ended June 30, 2007, the Company operated four core businesses:

•      the Long-Term Investment operations conducted by IMH and IMH Assets;

•      the Mortgage Operations conducted by IFC and ISAC;

•      the Commercial Operations conducted by ICCC; and

•      the Warehouse Lending Operations conducted by IWLG.

The long-term investment operations and the warehouse lending operations are conducted by IMH and IWLG at the REIT. The mortgage operations and commercial operations, which are each a taxable REIT subsidiary (TRS), are conducted by IFC and ICCC, respectively.

The long-term investment operations generate earnings primarily from net interest income earned on mortgages held as securitized mortgage collateral and mortgages held-for-investment collectively (long-term mortgage portfolio) and associated hedging derivative cash flows. The long-term mortgage portfolio as reported on the Company’s consolidated balance sheet consists of mortgages held as securitized mortgage collateral and mortgages held-for-investment. Investments in Alt-A mortgages and commercial mortgages are initially financed with short-term borrowings supported by reverse repurchase agreements that are subsequently converted to long-term financing in the form of collateralized mortgage obligations (CMOs) and real estate mortgage investment conduits (REMICs). Cash flows from the long-term mortgage portfolio, proceeds from the prior sale of capital stock and the issuance of trust preferred securities also finance the acquisitions of new residential and commercial mortgages.

The mortgage operations acquire, originate, sell and securitize primarily Alt-A adjustable rate mortgages (ARMs) and fixed rate mortgages (FRMs) from correspondents, mortgage brokers and retail customers. The Company also originates prime and agency loans (Fannie Mae, Freddie Mac, FHA, VA).  Correspondents originate and close mortgages under our mortgage programs and then sell the closed mortgages to the mortgage operations on a flow (loan-by-loan basis) or through bulk sale commitments. Correspondents include savings and loan associations, commercial banks and mortgage bankers. The mortgage operations generate income by securitizing and selling mortgages to permanent investors, including the long-term investment operations. These operations also earn revenue from fees associated with master servicing rights and interest income earned on mortgages held-for-sale. The mortgage operations use warehouse facilities provided by the warehouse lending operations to finance the acquisition and origination of mortgages.

The commercial operations originate commercial mortgages, that are primarily adjustable rate mortgages with initial fixed interest rate periods of three-, five-, seven- and ten-years that subsequently convert to adjustable rate mortgages, or “hybrid ARMs,” with balances that generally range from $500,000 to $5.0 million or by additional underwriting exceptions up to $10 million. Commercial mortgages have an interest rate floor, which is the initial start rate; in some circumstances have lock out periods, and prepayment penalty periods of three-, five-, seven- and ten-years. These mortgages provide greater asset diversification on our balance sheet as commercial mortgage borrowers typically have higher credit scores, typically have lower loan-to-value ratios, or “LTV ratios,” and the mortgages have longer average lives than residential mortgages.

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

Financial Statement Presentation

The accompanying unaudited consolidated financial statements of IMH and our subsidiaries (as defined above) have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

All significant inter-company balances and transactions have been eliminated in consolidation. In addition, certain amounts in the prior periods’ consolidated financial statements have been reclassified to conform to the current year presentation.  The ownership interest in consolidated subsidiaries from non-controlling shareholders is reflected as minority interest.

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these financial statements in conformity with GAAP.  The items affected by management’s estimates and assumptions include allowance for loan losses, valuation of derivative financial instruments,  net realizable value of real estate owned (REO), repurchase liabilities related to sold loans and the amortization of various loan premiums and discounts due to prepayment estimates. Actual results could differ from those estimates.

Asset Purchase and related impairment

In May 2007, the Company completed the acquisition of certain production facilities from Pinnacle Financial Corporation (PFC), which is primarily located in the East Coast of the United States.  The PFC retail platform originates prime and agency loans. This transaction was recorded as a business combination for accounting purposes resulting in the Company initially recording $12.4 million in goodwill.  Because of the current market environment, the goodwill was impaired and the Company has recorded an impairment charge for the full amount.

2.     Restated Consolidated Cash Flows for 2006 Interim Periods and Reclassifications

Certain interim amounts in the 2006 Consolidated Statement of Cash Flows have been restated to reflect properly the specific intercompany activities related to cash receipts from loan sales and cash disbursements for loan purchases between consolidated companies. Such intercompany loan sale and purchase transaction activities had the effect of presenting separate cash inflows and outflows even though there was no cash inflow or outflow on a consolidated basis. This restatement serves to eliminate this intercompany activity from its Consolidated Statements of Cash Flows and present them as non-cash transactions.

The restatement increases cash used in operating activities and increases cash provided by investing activities. The restatement of these transactions does not change total cash and cash equivalents as previously reported. Furthermore, the restatement has no effect on the Company’s Consolidated Statements of Operations and Comprehensive Earnings, or Consolidated Balance Sheets.

The Company has reclassified the presentation of the Consolidated Statement of Operations and Comprehensive Earnings (Loss) to reflect “Amortization of mortgage servicing rights,” “Write-down on investment securities available-for-sale,” and “Loss (gain) on sale of other real estate owned” as other non-interest income rather than non-interest expense, for the second quarter of 2006 to conform to the current period presentation.  In addition, the “Amortization of deferred charge” for 2006 was reclassified as income tax expense (benefit) rather than non-interest expense.

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

The following table presents a summary of option activity for the six months ended June 30, 2007, under the Company’s stock option plans:

Number of
Shares
Options outstanding at December 31, 2006	7,048,755
Options granted	—
Options exercised	—
Options forfeited / cancelled	(361,168)
Options outstanding at June 30, 2007	6,687,587

4.     Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which provides reporting entities an option to report selected financial assets, including investment securities designated as available for sale, and liabilities, including most insurance contracts, at fair value. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The standard also requires additional information to aid financial statement users’ understanding of a reporting entity’s choice to use fair value on its earnings and also requires entities to display on the face of the balance sheet the fair value of those assets and liabilities which the reporting entity has chosen to measure at fair value. SFAS No. 159 is effective as of the beginning of a reporting entity’s first fiscal year beginning after November 15, 2007. The Company is currently assessing the effect that SFAS 159 will have on the consolidated financial statements.

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

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS 156”). This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. This statement also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt this statement as of the beginning of its first fiscal year that begins after September 15, 2006. The adoption of this statement has not had a material effect on the consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and SFAS No. 140” (“SFAS 155”). This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also clarifies which interest-only strips and principal-only strips are not subject to FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The adoption of this statement has not had a material effect on the consolidated financial statements.

5.     Legal Proceedings

The Company is party to litigation and claims which are normal in the course of our operations.  While the results of such litigation and claims cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a material adverse effect on our financial condition or results of operations.

The Company's 2006 10-K reported shareholder derivative actions filed against the Company and its senior officers and directors in the U.S. District Court, Central District of California and Orange County Superior Court.  In 2007, the Company entered into an agreement to settle the currently pending federal and state derivative actions against the Company and its senior officers and directors. Under the proposed settlement, all claims asserted against the officers and directors named as defendants in those actions will be dismissed with prejudice with no admission of wrongdoing on the part of any defendant and the Company will agree to certain corporate governance practices. In addition, the proposed settlement will provide for an aggregate cash payment of up to $300,000 in attorney's fees subject to plaintiff's application to and approval by the court, which will be paid entirely by the Company's insurance carriers and will have no effect on the financial position of the Company.  The settlement was executed and approved by the court on June 19, 2007.  Subsequent to that, an objecting stockholder filed an appeal and, as such, the settlement is not final until the appeal is resolved.

Note B—Reconciliation of Earnings Per Share

The following table presents the computation of basic and diluted net earnings per share including the dilutive effect of stock options and cumulative redeemable preferred stock outstanding for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Numerator for basic earnings per share:
Net (loss) earnings	$(152,547)	$26,356	$(274,215)	$111,922
Less: Cash dividends on cumulative redeemable preferred stock	(3,722)	(3,672)	(7,443)	(7,344)
Net (loss) earnings available to common stockholders	$(156,269)	$22,684	$(281,658)	$104,578
Denominator for basic earnings per share:
Basic weighted average number of common shares outstanding during the period	76,084	76,113	76,084	76,113
Denominator for diluted earnings per share:
Diluted weighted average number of common shares outstanding during the period	76,084	76,113	76,084	76,113
Net effect of dilutive stock options	—	307	—	288
Diluted weighted average common shares	76,084	76,420	76,084	76,401

Net (loss) earnings per share:
Basic	$(2.05)	$0.30	$(3.70)	$1.37
Diluted	$(2.05)	$0.30	$(3.70)	$1.37

For the three and six month periods ended June 30, 2007, stock options to purchase 6.7 million shares were outstanding but not included in the above weighted average calculations because they were anti-dilutive.

For the three and six month periods ended June 30, 2006, stock options to purchase 4.1 million and 4.3 million shares, respectively, were outstanding but not included in the above weighted average calculations because they were anti-dilutive.

Note C—Segment Reporting

The following tables present reporting segments for the three and six month periods ended June 30, 2007 and 2006:

	Reporting Segments as of and for the Three Months
	Ended June 30, 2007
	Long-Term	Warehouse	Mortgage
	Investment	Lending	Operations	Commercial	Inter-
	Operations	Operations	(IFC)	Operations	Company (1)	Consolidated
Income Statement Items:
Net interest (expense) income	$(975)	$3,727	$(1,851)	$(68)	$12,150	$12,983
Provision (benefit) for loan losses	161,594	2,630	(1,243)	—	—	162,981
Realized gain from derivative instruments	38,401	—	115	124	—	38,640
Change in fair value of derivative instruments	53,269	—	742	2,889	—	56,900
Other non-interest (expense) income	(24,119)	474	(25,429)	(233)	(9,717)	(59,024)
Non-interest expense and income taxes	4,765	2,248	24,108	2,975	4,969	39,065
Net (loss) earnings	$(99,783)	$(677)	$(49,288)	$(263)	$(2,536)	$(152,547)

	Reporting Segments as of and for the Six Months
	Ended June 30, 2007
	Long-Term	Warehouse	Mortgage
	Investment	Lending	Operations	Commercial	Inter-
	Operations	Operations	(IFC)	Operations	Company (1)	Consolidated
Balance Sheet Items:
Securitized mortgage collateral and mortgages held-for-investment	$20,445,335	$—	$81,866	$—	$(134,266)	$20,392,935
Mortgages held-for-sale	26,380	—	1,038,363	297,461	—	1,362,204
Finance receivables	—	1,402,314	—	—	(1,269,329)	132,985
Allowance for loan losses	(214,734)	(4,989)	(1,221)	—	—	(220,944)
Total assets	20,905,985	1,613,337	1,218,994	307,943	(1,482,674)	22,563,585
Total stockholders’ equity	631,870	255,681	(6,650)	10,179	(188,818)	702,262

Income Statement Items:
Net interest (expense) income	$(2,602)	$12,178	$(6,183)	$(383)	$23,428	$26,438
Provision (benefit) for loan losses	190,444	2,343	(432)	—	—	192,355
Realized gain from derivative instruments	75,026	—	854	219	—	76,099
Change in fair value of derivative instruments	(1,354)	—	(1,808)	1,301	—	(1,861)
Other non-interest (expense) income	(34,106)	1,214	(51,590)	(269)	(23,534)	(108,285)
Non-interest expense and income taxes	9,963	4,542	45,139	5,651	8,956	74,251
Net (loss) earnings	$(163,443)	$6,507	$(103,434)	$(4,783)	$(9,062)	$(274,215)

(1)                      Corporate overhead expenses are allocated to the segments based on the percentage of time devoted to the segment, headcount, loan production, or other relevant measures.  Income statement items include inter-company loan sale transactions and the elimination of related gains or losses.  Balance sheet items include inter-company warehouse borrowings and the elimination of related interest income and interest expense.

	Reporting Segments as of and for the Three Months
	Ended June 30, 2006
	Long–Term	Warehouse	Mortgage
	Investment	Lending	Operations	Commercial	Inter–
	Operations	Operations	(IFC)	Operations	Company (1)	Consolidated
Income Statement Items:
Net interest (expense) income	$(35,226)	$6,879	$(2,664)	$56	$16,208	$(14,747)
Provision for loan losses	(45)	—	—	—	—	(45)
Realized gain from derivative instruments	55,851	—	4	13	—	55,868
Change in fair value of derivative instruments	7,903	—	629	(1,058)	4,030	11,504
Other non-nterest income	272	751	(5,265)	2,064	(3,006)	(5,184)
Non-nterest expense and income taxes	4,470	1,627	8,787	2,696	3,550	21,130
Net earnings (loss)	$24,375	$6,003	$(16,083)	$(1,621)	$13,682	$26,356

	Reporting Segments as of and for the Six Months
	Ended June 30, 2006
	Long-Term	Warehouse	Mortgage
	Investment	Lending	Operations	Commercial	Inter–
	Operations	Operations	(IFC)	Operations	Company (1)	Consolidated
Balance Sheet Items:
Securitized mortgage collateral and mortgages held-or-nvestment	$20,623,573	$—	$—	$—	$(106,358)	$20,517,215
Mortgages held-or-ale	—	—	1,076,090	127,133	—	1,203,223
Finance receivables	—	1,388,282	—	—	(1,095,996)	292,286
Allowance for loan losses	(57,389)	(10,683)	—	—	—	(68,072)
Total assets	20,974,306	1,484,173	1,123,951	126,699	(961,581)	22,747,548
Total stockholders’ equity	1,034,678	231,058	83,658	240	(131,448)	1,218,186

Income Statement Items:
Net interest (expense) income	$(47,314)	$14,570	$(1,386)	$190	$30,668	$(3,272)
Provision for loan losses	105	—	—	—	—	105
Realized gain from derivative instruments	95,986	—	4	14	—	96,004
Change in fair value of derivative instruments	54,866	—	4,254	(217)	4,030	62,933
Other non-nterest income	362	1,548	14,089	3,102	(8,106)	10,995
Non-nterest expense and income taxes	8,862	3,501	30,792	5,106	6,372	54,633
Net earnings (loss)	$94,933	$12,617	$(13,831)	$(2,017)	$20,220	$111,922

(1)                      Corporate overhead expenses are allocated to the segments based on the percentage of time devoted to the segment, headcount, loan production, or other relevant measures.  Income statement items include inter-company loan sale transactions and the elimination of related gains or losses.  Balance sheet items include inter-company warehouse borrowings and the elimination of related interest income and interest expense.

Note D—Mortgages Held-for-Sale

Mortgages held-for-sale for the periods indicated consisted of the following:

	At June 30,	At December 31,
	2007	2006
Mortgages held-for-sale - residential	$1,102,773	$1,381,264
Mortgages held-for-sale - commercial	294,815	177,619
Net (discount) premiums on mortgages held-for-sale - residential (1)	(3,526)	18,024
Net premiums on mortgages held-for-sale - commercial	1,670	857
Change in fair value of residential mortgages held-for-sale	(38,155)	(18,717)
Net deferred costs	4,627	2,872
Total mortgages held-for-sale	$1,362,204	$1,561,919

(1)                      Included in the net premiums (discount) for 2007 is $4.7 million of discount applied to specific loans that were repurchased during the second quarter of 2007.  Also the Company recorded a $2.8 million discount on loans that were transferred to loans held-for-sale, from securitized mortgage collateral.

Mortgage loans held-for-sale are recorded at the lower of cost or market determined on an aggregate basis. The change in fair value of the loans held-for-sale is recorded as an increase or decrease to non-interest income.

During the second quarter of 2007, the Company recorded a charge to earnings for the change in fair value of loans held-for-sale primarily due to loans deemed to be unsaleable at standard sale premiums included in loans held-for-sale of $66.8 million as compared to $66.2 million at year end, and the reduction in market prices of performing and non-performing loans during the second quarter of 2007.

Note E— Securitized Mortgage Collateral

Securitized mortgage collateral for the periods indicated consisted of the following:

	At June 30,	At December 31,
	2007	2006
Mortgages secured by single-family residential real estate	$18,181,875	$18,967,431
Mortgages secured by commercial real estate	1,852,213	1,713,737
Net unamortized premiums on mortgages - residential	307,065	337,196
Net unamortized premiums on mortgages - commercial	47,463	32,465
Total securitized mortgage collateral	$20,388,616	$21,050,829

Securitized mortgage collateral includes our CMOs and REMICs.  The Company’s exposure to losses from consolidated securitizations is limited to the carrying value of the collateral in excess of the carrying value of the debt, which is non recourse to the Company in each of its securitizations.

Note F—Allowance for Loan Losses

The allowance for loan losses for the periods indicated consisted of the following:

	At June 30,	At December 31,
	2007	2006
Securitized mortgage collateral and held-for-investment - Residential	$198,434	$64,020
Specific other residential reserves	6,799	9,184
Securitized mortgage collateral and held-for-investment - Commercial	10,722	7,973
Specific reserve for finance receivables	4,989	10,598
Allowance for loan losses	$220,944	$91,775

Activity for allowance for loan losses for the periods indicated was as follows:

	For Three Months		For Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Beginning balance	$102,838	$74,258	$91,775	$78,514
Provision for loan losses	162,981	(45)	192,355	105
Charge-offs, net of recoveries	(44,875)	(6,141)	(63,186)	(10,547)
Allowance for loan losses	$220,944	$68,072	$220,944	$68,072

Note G—Other Assets

Other assets for the periods indicated consisted of the following:

	At June 30,	At December 31,
	2007	2006
Deferred charge	$43,316	$52,272
Investment securities available-for-sale	24,098	31,628
Prepaid and other assets	57,318	24,395
Cash margin balances	13,593	19,112
Premises and equipment, net	21,789	15,526
Deferred income taxes	—	20,060
Investment in Impac Capital Trusts	2,533	2,638
Total other assets	$162,647	$165,631

At June, 30, 2007, $4.9 million of investment securities available-for-sale were considered to be other than temporarily impaired (“OTTI”) and was charged off primarily due to expected credit losses.

In May 2007, the Company completed the acquisition of certain production facilities from Pinnacle Financial Corporation (PFC).  This transaction was recorded as a business combination for accounting purposes resulting in the Company initially recording $12.4 million in goodwill.  Because of the current market environment and the lack of projected future earnings as of June 30, 2007, the goodwill was considered fully impaired.

Note H—Real Estate Owned (REO)

The following table presents a rollforward of the real estate owned:

	For the six months ended June 30, 2007	For the year ended December 31, 2006
Beginning balance	$170,077	$46,351
Additions	283,722	199,583
Sales	(81,037)	(84,410)
Other	6,179	8,553
REO	378,941	170,077
REO reserve	(26,006)	(8,539)
REO, net	$352,935	$161,538

Activity for the allowance for REO losses for the periods indicated was as follows:

	For the quarter ended June 30, 2007 (1)	For the six months ended June 30, 2007 (1)
Beginning balance	$15,672	$8,539
Provision	18,421	28,311
Charge-offs	(8,087)	(10,844)
Ending balance	$26,006	$26,006

(1)           There was not an REO reserve established for the three and six month periods ended June 30, 2006.

Real estate owned, which consists of residential real estate acquired in satisfaction of loans, is carried at the lower of cost or net realizable value which has been reduced for estimated selling and holding costs, offset by expected mortgage insurance proceeds to be received. Adjustments to the loan carrying value required at the time of foreclosure are charged to the allowance for loan losses. Gains or losses from the ultimate disposition of real estate owned are recorded as (gain) loss on sale of other real estate owned.

Note I— Securitized Mortgage Borrowings

The following is selected information on securitized mortgage borrowings for the periods indicated: (dollars in millions):

				Range of Percentages:
					Interest Rate	Interest Rate
	Original	Securitized mortgage borrowings			Margins over	Margins after
	Issuance	outstanding as of		Fixed Interest	One-Month	Adjustment
Year of Issuance	Amount	June 30, 2007	December 31, 2006	Rates	LIBOR (1)	Date (2)
2002	$3,876.1	$46.8	$52.0	5.25 - 12.00	0.27 - 2.75	0.54 - 3.68
2003	5,966.1	455.9	906.7	4.34 - 12.75	0.27 - 3.00	0.54 - 4.50
2004	17,710.7	3,507.2	5,230.8	3.58 - 5.56	0.25 - 2.50	0.50 - 3.75
2005	13,387.7	6,996.9	8,578.1	—	0.24 - 2.90	0.48 - 4.35
2006	6,079.1	5,306.6	5,794.7	6.25	0.10 - 2.75	0.20 - 4.13
2007	3,860.5	3,788.1	—	—	0.06 - 2.00	0.12 - 3.00
Subtotal securitized mortgage borrowings		20,101.5	20,562.3
Accrued interest payable		20.0	22.8
Unamortized securitization costs		(46.5)	(58.7)
Total securitized mortgage borrowings		$20,075.0	$20,526.4

(1)           One-month LIBOR was 5.3195% as of June 30, 2007.

(2)                                  Interest rate margins are generally increased when the unpaid principal balance is reduced to less than 10-20% of the original issuance amount.

Securitized mortgage borrowings are issued by bankruptcy-remote trusts. These securitizations issued are carried at their unpaid principal balances net of any unamortized discount or premium. Securitized mortgage borrowings are payable solely from the cashflows produced by these entities and are non recourse to the Company.

Note J—Reverse Repurchase Agreements

Reverse repurchase agreements for the periods indicated consisted of the following:

	At June 30,	At December 31,
	2007	2006
Reverse repurchase facilities	$1,409,665	$1,716,512
Repo facilities (1)	165,649	163,883
Total reverse repurchase agreements	$1,575,314	$1,880,395

(1)          The Repo facilities represent borrowings on residual interests owned by the Company that are included in securitized mortgage collateral.  The repo facilities represent primarily committed facilities.

Reverse repurchase facilities finance our warehouse lending operations and fund the purchase of mortgages by the mortgage operations.  During the second quarter of 2007, these facilities amounted to $5.2 billion, as compared to a capacity of $5.7 billion at December 31, 2006.  These facilities consist of uncommitted lines, which may be withdrawn at any time by the lender, and committed lines. For the quarter ended June 30, 2007, the Company obtained required waivers of non-compliance with the financial covenants related to earnings (as defined) for the reverse repurchase agreements in which a default of the covenants occurred.  Additionally, one of the Company’s reverse repurchase agreements with total capacity of $750 million expired in June of 2007, per the terms of the arrangement and was not renewed.

Note K—Repurchase Reserve

Repurchase reserve for the periods indicated consisted of the following:

	At June 30,	At December 31,
	2007	2006
Reserve for early payment defaults (1)	$16,523	$12,220
Reserve for misrepresentations	9,381	—
Other	1,908	3,126
Total repurchase reserve	$27,812	$15,346

(1)          This figure at December 31, 2006 includes both the reserve for early payment default and the reserve for misrepresentations.

This repurchase liability is included in other liabilities and represents estimated losses for normal representation and warranty terms related to previously sold whole loans.  The reserve totaled approximately $27.8 million at June 30, 2007, compared to $15.3 million at December 31, 2006. In determining the adequacy of the reserve for mortgage repurchases, management considers such factors as specific requests for repurchase, known problem loans, underlying collateral values, recent sales activity of similar loans, historical experience, current market conditions and other appropriate information.  For the three and six months ended June 30, 2007, the Company recorded a provision for repurchase losses of $18.9 million and $30.7 million as compared to a provision of $12.8 million and $23.1 million for the same periods in 2006, included in non-interest income.

During the quarter ended June 30, 2007, the Company sold $417.7 million in whole loans compared to $2.1 billion during the same period in 2006.

Note L—Income Taxes

During the three and six months ended June 30, 2007, income tax expense was $3.2 million and $5.1 million, respectively, as compared to a benefit of $6.1 million and $2.7 million, respectively, during the same periods in 2006. The amount of income tax expense for the quarter ended June 30, 2007 was primarily a result of the recognition of $5.0 million of tax expense related to the amortization of the existing deferred charge balance, partially offset by a $1.7 million tax benefit arising from the refund of taxes paid attributable to the carryback of the 2007 net operating losses. The Company makes an estimate of the effective tax rate expected to be applicable for the fiscal year when providing for income tax expense. The Company has reserved all tax benefits that cannot be utilized by carrying losses back to years in which tax payments were made. During the quarter ended June 30, 2007 there was approximately $12.1 million in current quarter tax benefits that were fully reserved as a result of the Company’s net losses. Additionally, the Company paid approximately $1,000 and $4,000 of interest and penalties, charged to general and administrative expense, related to taxes during the second quarter of fiscal 2007 and 2006, respectively.

Note M—Subsequent Events

Reverse Repurchase and Warehouse Facilities

In August 2007, the Company amended its agreement with one of its lenders primarily increasing the pricing structure should the Company exceed a specified level of borrowing, which is above the current borrowing level.

In August 2007, the Company entered into a new reverse repurchase agreement with a current lender with all the same terms except to conform covenants to be primarily the same as other lenders including a profitability covenant which is not effective until June 2008.

Associated with the acquisition of certain assets from PFC, in August 2007, the Company entered into a new warehouse agreement with a new lender with a borrowing capacity of $98.0 million and covenants similar to the Company’s other borrowing facilities.

Liquidity

The Company has received a significant amount of margin calls from its lenders and continues to receive additional margin calls from its lenders due to the current market environment.  The Company has the ability to satisfy the margin calls received. In light of the continued and widely publicized volatility in the secondary and securitization markets, the Company has suspended funding of loans previously referred to as Alt-A loans. At this point, the Company is only funding loans that are eligible to be sold to government sponsored agencies. In addition to the suspension of Alt-A loans, the Company has taken steps to reduce operating expenses significantly, which include staff reductions and closure of selected facilities.

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

Forward-Looking Statements

This report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, some of which are based on various assumptions and events that are beyond our control, may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “likely,” “should,” “could,” “anticipate,” or similar terms or variations on those terms or the negative of those terms. The forward-looking statements are based on current management expectations. Actual results may differ materially as a result of several factors, including, but not limited to the ability to generate sufficient liquidity; failure of current strategic initiatives to achieve their goals and inability to successfully manage through the current market environment based on a rapidly changing mortgage market with unexpected events or downturns; inability to renew, or termination of, current finance facilities based on the Company’s financial performance or inability to satisfy financing covenants; inability to obtain financing on acceptable terms; deterioration in the secondary market causing delays or inability to complete securitizations or mortgage sales; the inability to sell or securitize mortgages for a profit; unexpected deterioration in the housing market changing previously appraised home values; significant margin calls; failure to sell, or achieve expected returns on sale of, negotiated loan sales, including non-performing loans, in the secondary market due to market conditions, lack of interest or ineffectual pricing; inability to effectively liquidate properties through auction process or otherwise; failure to reduce costs associated with REO portfolio; unexpected increases in our loan repurchase obligations; inability to effectively implement strategies to increase cure rates, reduce delinquencies or mitigate losses on mortgage loans; continued increase in price competition; changes in assumptions regarding estimated loan losses or an increase in loan losses; risks of delays in raising, or the inability to raise on acceptable terms, additional capital, either through equity offerings, lines of credit or otherwise; the ability to generate taxable income and to pay dividends; interest rate fluctuations on our assets that unexpectedly differ from those on our liabilities; unanticipated interest rate fluctuations; changes in expectations of future interest rates; the adoption of new laws that affect our business or the business of people with whom we do business; changes in laws that affect our products and our business; and other general market and economic conditions.

For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the period ended December 31, 2006, and the other reports we file under the Securities and Exchange Act of 1934, and the additional risk factors set forth below in this quarterly report. This document speaks only as of its date and we do not undertake, and specifically disclaim any obligation, to publicly release the results of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

The Mortgage Banking Industry and Discussion of Relevant Fiscal Periods

The mortgage banking industry is continually subject to current events that occur in the financial services industry. Such events include changes in economic indicators, government regulation, interest rates, price competition, geographic shifts, disposable income, housing prices, market anticipation, and customer perception, as well as others. The factors that affect the industry change rapidly.

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

Executive Review of Performance

Market Conditions

During the second quarter, the secondary and securitization mortgage markets have deteriorated, become more unpredictable and volatile, making it more difficult to sell loans and securities to investors.  In addition, because housing prices have declined, default and credit losses have increased; investors are requiring higher returns, reducing the price of mortgage loans.  As a result, the loans have not performed up to expectations and the fair value of mortgage loans has deteriorated.  The underlying reason for the deterioration of industry conditions appears to be initially based on the relatively poor performance of loans originated in 2006.  This decline in performance has led to a lack of confidence by bond investors and lenders and their reluctance to invest/lend as aggressively.  These market conditions have also increased the Company’s loss severities during the second quarter.

Recently these market conditions required us to focus on preserving liquidity.  We have received a significant amount of margin calls from our lenders and continue to receive margin calls due to the current market environment, we intend to satisfy these margin calls; however, we cannot make any assurances we will satisfy margin calls received in the future.  In addition, we are operating under waivers provided by certain lenders, as certain lenders have waived certain covenants that require us to maintain positive net income and certain leverage ratios. There can be no assurance that we will be able to obtain future waivers or new waivers if covenants are not met, or that we will be able to obtain waivers on favorable terms. Further, we have negotiated sales of approximately $1.0 billion of our $1.6 billion of loans held on financed facilities.

In light of the continued and widely publicized volatility in the secondary and securitization markets, we have suspended funding of loans previously referred to as Alt-A loans and currently do not have any plans to originate these types of loans in the near future. At this point, the Company is only funding loans that are eligible to be sold to government sponsored agencies. In addition to the suspension of Alt-A loans, the Company has taken steps to significantly reduce operating expenses which include staff reductions and closure of selected facilities. Should the market conditions continue to deteriorate, we may take further steps including limiting our operations to the Long Term Investment Operations.

During the quarter ended June 30, 2007, the residential mortgage market continued to be affected by increasing interest rates, a weakening housing market and increasing delinquencies and defaults, regulators and legislators increased their focus on tightening underwriting standards for new mortgage loans.  Many nonprime mortgage lenders were impacted by reduced liquidity and as a result, were required to scale back or cease operations.  Most market participants responded to changes in the marketplace with changes in product offering and tightening of underwriting guidelines.

Additionally, the Company did not declare a cash dividend on our common stock during the second quarter of 2007, as the dividend may be considered a return of capital.  Currently, we do not anticipate paying any further dividends on our common stock for the remainder of 2007.

Delinquencies and REO

Although, we have seen improvements in our adjusted net interest margin as a result of decreased amortization due to lower actual and expected prepayments and longer duration loans in the portfolio offset by increased credit losses, the Company has experienced an increase in delinquencies and loan defaults and an increase in loss severities during the second quarter.  The

Company’s allowance for loan losses increased to reflect higher estimated losses stemming from higher delinquencies and default rates, deterioration in the prevailing real estate market, current economic conditions, and the seasoning of the Long-Term Investment Operations investment loan portfolio.  In an effort to mitigate the increase in severities, the Company has pursued a strategy to reduce the loans that ultimately become foreclosures and result in losses.  The Company’s recently implemented strategy includes reducing delinquencies by more closely managing the sub-servicers.  This includes working with management of the sub-servicers to develop a plan to reduce future delinquency rates.  Some of the strategies to reduce delinquencies include:

•                  Increased and new loss mitigation efforts (forbearance plans, or loan modifications),

•                  An aggressive focus on front end collections,

•                  Daily collections goals, and,

•                  Closely monitoring sub-servicers performance against performance metrics.

These objectives are expected to improve delinquent loan cure rates in an effort to dissipate the increase of foreclosed loans into REO.   While the loan portfolio continued to deteriorate in the form of additional delinquencies and REO during July, these recently initiated strategies that are expected to have a fuller impact in the fourth quarter of 2007.

Additionally, during the second quarter of 2007, the Company explored alternative REO liquidation methods, in an effort to accelerate the disposition of foreclosed loans, through the use of the auction process.  Two auctions were conducted recently and the Company accepted bids on approximately 90 percent of the properties included in the auction which are expected to close in the third quarter. As such, the effects of these auctions will be more prominent in the third quarter of 2007. This acceleration of liquidating the REO properties we anticipate will mitigate increased holding costs and reduce losses if the real estate market deteriorates further.

Other Events

On May 31, 2007, the Company acquired production facilities from Pinnacle Financial Corporation (PFC) located primarily in the East Coast of the United States.  The PFC retail platform originates prime and agency loans.

This transaction was recorded as a business combination for accounting purposes resulting in the Company initially recording $12.4 million in goodwill.  Because of the current market environment, the goodwill was impaired and the Company has recorded an impairment charge for the full amount.

General Overview

We are a mortgage real estate investment trust, or “REIT,” that is a nationwide acquirer, originator, seller and investor of non-conforming Alt-A residential mortgages, or “Alt-A mortgages,” and to a lesser extent, small-balance, commercial mortgages and multi-family, or “commercial mortgages.” As a result of the recent market deterioration, we have suspended the funding of Alt-A mortgages to focus on prime and agency (conforming) loans.  We also provide warehouse financing to originators of mortgages.

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

Critical Accounting Policies

We define critical accounting policies as those that are important to the portrayal of our financial condition and results of operations and require estimates and assumptions based on our judgment of changing market conditions and the performance of our assets and liabilities at any given time. In determining which accounting policies meet this definition, we considered our policies with respect to the valuation of our assets and liabilities and estimates and assumptions used in determining those valuations. We believe the most critical accounting issues that require the most complex and difficult judgments and that are particularly susceptible to significant change to our financial condition and results of operations include the following:

•                  allowance for loan losses;

•                  calculation of repurchase reserve; and

•                  allowance for REO Losses.

Allowance for Loan Losses

We provide an allowance for loan losses for mortgages held as securitized mortgage collateral, finance receivables and mortgages held-for-investment (“loans provided for”). In evaluating the adequacy of the allowance for loan losses, management takes many factors into consideration. For instance, a detailed analysis of historical loan performance data is accumulated and reviewed. This data is analyzed for loss performance and prepayment performance by product type, origination year and securitization issuance. The data is also broken down by collection status.  Our estimate of the required allowance for these loans is developed by estimating both the rate of default of the loans and the amount of loss in the event of default. The rate of default is assigned to the loans based on their attributes (e.g., original loan-to-value, borrower credit score, documentation type, etc.) and collection status. The rate of default is based on analysis of migration of loans from each aging category.  The loss severity is determined by estimating the net proceeds from the ultimate sale of the foreclosed property.   The results of that analysis are then applied to the current mortgage portfolio and an estimate is created. We believe that pooling of mortgages with similar characteristics is an appropriate methodology in which to evaluate the allowance for loan losses. Management also recognizes that there are qualitative factors that must be taken into consideration when evaluating and measuring inherent loss in our loan portfolios. These items include, but are not limited to, economic indicators that may affect the borrower’s ability to pay, changes in value of collateral, projected loss curves, political factors, market conditions, competitor’s performance, market perception and industry statistics. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as factors change or as more information becomes available.

Specific valuation allowances may be established for loans that are deemed impaired, if default by the borrower is deemed probable, and if the fair value of the loan or the collateral is estimated to be less than the gross carrying value of the loan. Actual losses on loans are recorded as a reduction to the allowance through charge-offs.

Calculation of Repurchase Reserve

When we sell loans through whole-loan sales we are required to make normal and customary representations and warranties about the loans to the purchaser. Our whole-loan sale agreements generally require us to repurchase loans if we breach a representation or warranty given to the loan purchaser. In addition, we may be required to repurchase loans as a result of borrower fraud or if a payment default occurs on a mortgage loan shortly after its sale.

Investors have requested the Company to repurchase loans or to indemnify them against losses on certain loans which the investors believe either do not comply with applicable representations or warranties or defaulted shortly after its purchase. Upon completion of its own investigation regarding the investor claims, the Company repurchases or provides indemnification on certain loans, as appropriate. The Company maintains a liability for expected losses on dispositions of loans expected to be repurchased or on which indemnification is expected to be provided and regularly evaluates the adequacy of this repurchase liability based on trends in repurchase and indemnification requests, actual loss experience, and other relevant factors including economic conditions.

The Company estimates the repurchase reserve based on the estimated trailing whole loan sales that still have outstanding early payment warranties and misrepresentation warranties. The calculation of the trailing whole loan sales subject to request is based upon historical analysis of the timing of requests in relation to their sale date.  The Company also calculates the rate at which our whole loan sales will develop into early payment default or misrepresentation claims.  Then based on historical experience management will determine what percentage of the claims that will incur a loss.  The Company applies a historical loss rate, adjusted for current market conditions based on the type of loan (first lien or to a lesser extent second lien) to the loans we expect to incur loss on in the future to derive the repurchase reserve. The reserve includes the Company’s estimate of losses in the fair value of loans the Company expects it will repurchase, plus any premiums that will be refunded to the investor.  The loss in fair value is predominately determined based on historical market losses on repurchased loans.

Allowance for REO Losses

We provide an allowance for REO losses for mortgages held as real estate owned.  In evaluating the adequacy of the allowance for REO losses, management takes many items into consideration.  When real estate is acquired in settlement of loans, or other real estate owned, the mortgage is written-down to a percentage of the property’s appraised value or broker’s price opinion or list price less estimated selling costs and including mortgage insurance expected to be received.  Subsequent changes in the net realizable value of the real estate owned is reflected as an allowance for REO losses.  The allowance for REO losses increased as a result of increased expected loss severities from a reduction in estimated sales prices principally as home prices have deteriorated.

Selected Financial Results for the Second quarter of 2007

•                   Estimated taxable loss per diluted share was ($0.25) compared to income of $0.25 for the first quarter of 2007 and $0.27 for the second quarter of 2006;

•                   No Cash dividend was declared for the second quarter of 2007 compared to $0.10 for the first quarter of 2007 and $0.25 for the second quarter of 2006;

•                   Total assets were $22.6 billion as of June 30, 2007 compared to $23.6 billion as of December 31, 2006 and $22.7 billion as of June 30, 2006;

•                   Book value per common share was $7.10 as of June 30, 2007 compared to $11.15 as of December 31, 2006 and $13.91 as of June 30, 2006;

•                   The mortgage operations acquired and originated $1.3 billion of primarily Alt-A mortgages compared to $2.2 billion for the first quarter of 2007 and $2.2 billion for the second quarter of 2006;

•                   The commercial mortgage operations originated $159.0 million of commercial mortgages compared to $196.9 million for the first quarter of 2007 and $277.9 million for the second quarter of 2006; and

•                   The long-term investment operations retained for investment $795.6 million of primarily Alt-A mortgages and no commercial mortgages compared to $2.2 billion of primarily Alt-A mortgages and $234.9 million of commercial mortgages for the first quarter of 2007 and $579.7 million of primarily Alt-A mortgages and $114.7 million of commercial mortgages for the second quarter of 2006.

Selected Financial Results for the First Six Months of 2007

•                   Estimated taxable income per diluted share was $0.00 compared to $0.63 for the first six months of 2006;

•                   Cash dividends declared per share were $0.10 compared to $0.50 for the first six months of 2006; Based on current tax estimates, some portion or all of the 2007 dividends may be a return of capital.

•                   The mortgage operations acquired and originated $3.5 billion of primarily Alt-A mortgages compared to $4.3 billion for the first six months of 2006;

•                   The commercial mortgage operations originated $355.9 million of commercial mortgages compared to $480.7 million for the first six months of 2006; and

•                   The long-term investment operations retained for investment $3.0 billion of primarily Alt-A mortgages and $234.9 million of commercial mortgages compared to $579.7 million of primarily Alt-A mortgages and $114.7 million of commercial mortgages for the first six months of 2006.

Second Quarter 2007 vs. First Quarter 2007 Net Earnings

	For the Three Months Ended ,
	June 30,	March 31,	Increase	%
	2007	2007	(Decrease)	Change
Interest income	$337,010	$342,821	$(5,811)	(2)%
Interest expense	324,027	329,366	(5,339)	(2)
Net interest income	12,983	13,455	(472)	(4)
Provision for loan losses	162,981	29,374	133,607	455
Net interest expense after provision for loan losses	(149,998)	(15,919)	(134,079)	(842)
Total non-interest income	36,516	(70,562)	107,078	152
Total non-interest expense	35,845	33,321	2,524	8
Income tax expense	3,220	1,866	1,354	73
Net loss	$(152,547)	$(121,668)	$(30,879)	(25)%

Net loss per share - diluted	$(2.05)	$(1.65)	$(0.40)	(24)%
Dividends declared per common share	$—	$0.10	$(0.10)	(100)%

The results of operations for the second quarter of 2007 resulted in a net loss of $152.5 million or $2.05 per share as compared to a net loss of $121.7 million or $1.65 per share, for the first quarter of 2007. The increase in the net loss was primarily due to a $133.6 million increase in provision for loan losses, a $12.4 million charge off for the impairment of goodwill, and an $8.5 million increase in provision for REO losses, offset by a $115.7 million increase in earnings due to the increase in fair value of derivative instruments, and a $14.5 million reduction in losses from the a reduced lower of cost or market writedown.

During the second quarter of 2007, the change in fair value of derivative instruments increased to a gain of $56.9 million as compared to a loss of $58.8 million during the first quarter of 2007.  The change in the fair value of the derivative instruments was primarily the result of cash receipts received and changes in the expectation of future interest rates.

Estimated Taxable Income

Because dividend payments are based on estimated taxable income, dividends may be more or less than net earnings. As such, we believe that the disclosure of estimated taxable income available to common stockholders, which is a non-generally accepted accounting principle, or “non-GAAP,” financial measurement, is useful information for our investors.   Based on current tax estimates, some portion or all of the 2007 dividends may be a return of capital.

The following table presents a reconciliation of net (loss) earnings (GAAP) to estimated taxable income available to common stockholders for the periods indicated (in thousands, except per share amounts):

	For the Three Months Ended (1)		For the Six Months
	June 30,	March 31,	June 30,	Ended June 30, (1)
	2007	2007	2006	2007
Net (loss) earnings	$(152,547)	$(121,668)	$26,356	$(274,215)
Adjustments to net (loss) earnings: (2)
Loan loss provisions (3)	181,977	38,734	(45)	220,711
Tax deduction for actual loan losses (3)	(49,460)	(11,262)	(6,141)	(60,722)
GAAP earnings on REMICs (4)	(21,070)	(14,932)	(1,237)	(36,002)
Taxable income on REMICs (5)	28,224	12,843	5,611	41,067
Change in fair value of derivatives (6)	(53,269)	54,623	(7,903)	1,354
Dividends on preferred stock	(3,722)	(3,722)	(3,672)	(7,444)
Net loss (earnings) of taxable REIT subsidiaries (7)	49,551	58,667	17,704	108,218
Dividend from taxable REIT subsidiaries (8)	—	—	3,500	—
Elimination of inter-company loan sales transactions (9)	368	5,471	(13,682)	5,839
Miscellaneous adjustments	1,012	108	119	1,120
Estimated taxable income (loss) available to common stockholders’ (10)	$(18,936)	$18,862	$20,610	$(74)
Estimated taxable income (loss) per diluted common share (10)	$(0.25)	$0.25	$0.27	$(0.00)
Diluted weighted average common shares outstanding	76,084	76,084	76,420	76,084

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

(3)

To calculate estimated taxable income, actual loan losses are deducted. For the calculation of net earnings, GAAP requires a deduction for estimated losses inherent in our mortgage portfolios in the form of a provision for loan losses, which are generally not deductible for tax purposes. Therefore, as the estimated losses provided for GAAP are realized, the losses will negatively and may materially impact future taxable income. The loan loss provisions include the allowance for loan loss provision and the REO loan loss provision for the REIT.

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

(10)

Excludes the deduction for common stock dividends paid and the availability of a deduction attributable to net operating loss carry-forwards. As of December 31, 2006, the Company had estimated Federal net operating loss carry-forwards of $8.2 million that expire in the year 2020.

Second Quarter 2007 vs. First Quarter 2007

Estimated taxable income decreased $37.8 million to a loss of $18.9 million, or ($0.25) per diluted common share, for the second quarter 2007, compared to $18.9 million or $0.25 per diluted common share, for the first quarter 2007.  The decrease in estimated taxable income was mainly attributable to an increase in actual loan losses which increased $38.2 million from the first quarter of 2007.  Offsetting the increase in chargeoffs was an increase in the adjusted net interest margin at IMH which increased $6.4 million from the first quarter of 2007, including the REMIC taxable income.

Financial Condition and Results of Operations

Financial Condition

Condensed Balance Sheet Data

(dollars in thousands)

	June 30,	December 31,	Increase	%
	2007	2006	(Decrease)	Change
Cash and cash equivalents	$113,180	$179,677	$(66,497)	(37)%
Securitized mortgage collateral	20,388,616	21,050,829	(662,213)	(3)
Mortgages held-for-investment	4,319	1,880	2,439	130
Finance receivables	132,985	306,294	(173,309)	(57)
Allowance for loan losses	(220,944)	(91,775)	129,169	141
Mortgages held-for-sale	1,362,204	1,561,919	(199,715)	(13)
Derivatives	145,505	147,291	(1,786)	(1)
Real Estate Owned	352,935	161,538	191,397	118
Other assets	284,785	281,302	3,483	1
Total assets	$22,563,585	$23,598,955	$(1,035,370)	(4)%

Securitized mortgage borrowings	$20,075,004	$20,526,369	$(451,365)	(2)%
Reverse repurchase agreements	1,575,314	1,880,395	(305,081)	(16)
Other liabilities	211,005	182,661	28,344	16
Total liabilities	21,861,323	22,589,425	(728,102)	(3)
Total stockholders’ equity	702,262	1,009,530	(307,268)	(30)
Total liabilities and stockholders’ equity	$22,563,585	$23,598,955	$(1,035,370)	(4)%

Total assets were $22.6 billion as of June 30, 2007 as compared to $23.6 billion as of December 31, 2006, as the long-term investment operations retained $3.0 billion of primarily Alt-A mortgages and $234.9 million of commercial mortgages offset by $1.1 billion in whole loan sales and $3.3 billion in total prepayments.

The Company’s allowance for loan losses increased to reflect higher estimated losses stemming from higher delinquencies combined with higher estimates of default rates, deterioration in the prevailing real estate market and economic conditions and the seasoning of the long term investment operations investment loan portfolio.

Real estate owned at June 30, 2007 was $352.9 million, or 118 percent, higher than at December 31, 2006 as a result of an increase in foreclosures, in excess of real estate liquidated, which is due to a seasoning of the loan portfolio, longer holding periods, reduced housing demand in the marketplace and lower housing prices.

The following table presents selected information about mortgages held as securitized mortgage collateral as of the dates indicated.  Some information is presented as a percentage of the portfolio:

	Residential			Commercial
	As of			As of
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
	2007	2006	2006	2007	2006	2006
Alt-A mortgages	99%	99%	99%	N/A	N/A	N/A
Non-hybrid ARMs	5%	7%	12%	2%	2%	2%
Hybrid ARMs	72%	73%	75%	98%	98%	98%
FRMs	23%	20%	13%	0%	0%	0%
Interest-only	73%	72%	72%	15%	14%	12%
Weighted average coupon	6.87%	6.75%	6.28%	6.25%	6.15%	5.82%
Weighted average margin	3.40%	3.60%	3.80%	2.67%	2.68%	2.69%
Weighted average original LTV	74	74	75	66	66	67
Weighted average original credit score	699	697	696	731	730	730
Original prepayment penalty	66%	68%	75%	100%	100%	100%
Prior 3-month constant prepayment rate	28%	39%	37%	7%	6%	10%
Prior 12-month prepayment rate	35%	38%	38%	7%	8%	9%
Lifetime prepayment rate	29%	29%	27%	6%	6%	6%
Weighted average debt service coverage ratio	N/A	N/A	N/A	1.27	1.27	1.29
California	51%	51%	54%	62%	63%	66%
Purchase transactions	54%	58%	59%	49%	51%	52%
Owner occupied	78%	78%	79%	N/A	N/A	N/A
First lien	98%	99%	99%	100%	100%	100%

The following table presents selected financial data as of the dates indicated (dollars in thousands, except per share data):

	As of and Year-to-Date Ended,
	June 30,	December 31,	June 30,
	2007	2006	2006
Book value per share	$7.10	$11.15	$13.91
Return on average assets	(2.33%)	(0.31%)	0.88%
Return on average equity	(59.06%)	(6.38%)	18.63%
Assets to equity ratio	32.13:1	23.38:1	18.67:1
Debt to equity ratio	30.97:1	22.29:1	17.62:1
Mortgages owned 60+ days delinquent	$1,685,669	$1,229,270	$841,316
60+ day delinquency of mortgages owned	7.87%	5.64%	4.06%

We believe that in order for us to generate positive cash flows and earnings we must successfully manage the following primary operational and market risks:

•                liquidity risk;

•                credit risk;

•                interest rate risk; and

•                prepayment risk.

Liquidity Risk.  We employ a leverage strategy to increase assets by financing our long-term mortgage portfolio primarily with securitized mortgage borrowings, reverse repurchase agreements and capital, then using cash proceeds from these borrowings to acquire additional mortgage assets. We retain ARMs and FRMs that are acquired from and originated by the mortgage and commercial operations and finance the acquisition of those mortgages, during this accumulation period, with reverse repurchase agreements and capital. After accumulating a pool of mortgages, generally between $200 million and $2.5 billion, we sell the mortgages in the form of collateralized mortgage obligations, whole loan sales or REMICs. REMICs may be on balance sheet or off balance sheet. Under either accounting method our cash invested on the date of securitization is generally between 3 percent and 5 percent of the collateral. Our strategy is to sell or securitize our mortgages within 90 days of origination or purchase in order to reduce the accumulation period that mortgages are outstanding on short-term reverse repurchase facilities, which reduces our exposure to margin calls and reduces spread risk on these facilities. Securitized mortgage borrowings are classes of bonds that are sold to investors of mortgage-backed securities and as such are not subject to margin calls. In addition, the securitized mortgage borrowings generally require a smaller initial cash investment as a percentage of mortgages financed than does interim reverse repurchase financing. Additionally, as interest rates decline our requirement to maintain certain cash margin balances related to our derivatives increases, which reduces our cash and cash equivalents available for use in operations. As of June 30, 2007 our cash collateral balance totaled $13.6 million, as compared to $19.1 million as of December 31, 2006.

The ratio of total assets to total equity, or “leverage ratio,” was 32.13 to 1 as of June 30, 2007 as compared to 23.38 to 1 as of December 31. 2006. The use of leverage at these levels allows us to grow our balance sheet by efficiently employing available capital. We continually monitor our leverage ratio and liquidity levels to attempt to insure that we are adequately protected against adverse changes in market conditions. For additional information regarding liquidity refer to “Liquidity and Capital Resources.”

Credit Risk. We manage credit risk by retaining high credit quality Alt-A mortgages and commercial mortgages from our customers, adequately providing for loan losses and actively managing delinquencies and defaults.  During the second quarter  of 2007 we retained primarily Alt-A mortgages with an original weighted average credit score of 705 and an original weighted average LTV ratio of 72 percent. Alt-A mortgages are primarily first lien mortgages made to borrowers whose credit is generally within typical Fannie Mae and Freddie Mac guidelines, but that have loan characteristics including higher loan balances, higher loan-to-value ratios or lower documentation requirements, that may make them non-conforming under those guidelines. We primarily acquire non-conforming “A” or “A-” credit quality mortgages, collectively, Alt-A mortgages. In light of the continued and widely publicized volatility in the secondary and securitization markets, we have suspended funding of loans previously referred to as Alt-A loans and currently do not have any plans to originate these types of loans in the near future.

As of June 30, 2007, the original weighted average credit score of mortgages held as residential and commercial securitized mortgage collateral was 699 and 731 and original weighted average LTV ratio of 74 and 66 percent, respectively. For additional information regarding the long-term mortgage portfolio refer to “Note E—Securitized Mortgage Collateral” in the accompanying notes to the consolidated financial statements.

We believe that we have adequately provided for loan losses. The allowance for loan losses increased to $220.9 million as of June 30, 2007 as compared to $91.8 million as of December 31, 2006. The increase in the provision reflects higher estimated losses stemming from higher delinquencies combined with higher defaults, deterioration in the prevailing real estate market and current economic conditions and the seasoning of long term investment operations investment loan portfolio. Actual loan charge-offs net of recoveries on mortgages in the mortgage portfolio and finance receivables increased to $44.9 million for second quarter 2007 as compared to $6.1 million for the second quarter of 2006.

We monitor our sub-servicers to attempt to ensure that they perform loss mitigation, foreclosure and collection functions according to our servicing guide.  We have met with the management of our sub-servicers to commence an effective and aggressive collection effort in order to minimize the number of mortgages which become seriously delinquent. When resolving delinquent mortgages, sub-servicers are required to take timely and aggressive action. The sub-servicer is required to determine payment collection under various circumstances, which will result in the maximum financial benefit. This is accomplished by either working with the borrower to bring the mortgage current or by foreclosing and liquidating the property. We perform an ongoing review of mortgages that display weaknesses and believe that we maintain an adequate loan loss allowance on our mortgages. When a borrower fails to make required payments on a mortgage and does not cure the delinquency within 60 days, we generally record a notice of default and commence foreclosure proceedings, or arrange alternative terms of forbearance. If the mortgage is not reinstated within the time permitted by law for reinstatement, the property may then be sold at a foreclosure sale. At foreclosure sales, we generally acquire title to the property. As of June 30, 2007, our long-term mortgage portfolio included 7.87 percent of mortgages that were 60 days or more delinquent as compared to 5.64 percent as of December 31, 2006.

We believe the Mortgage Bankers Association (MBA) method is most consistent with the SEC proposal of defining delinquency as a contractually required payment being 30 days or more past due, compared to the Office of Thrift Supervision (OTS) method. It is our view that the MBA methodology provides a more accurate reading on delinquency. The OTS methodology lags the MBA approach in reporting delinquencies by an additional 30 days. We measure delinquencies from the date of the last payment due date in which a payment was received, compared to the OTS method which starts counting the days on the date the payment was not made.

The following table summarizes non-performing loans that we own, including securitized mortgage collateral, mortgages held for long-term investment and mortgages held-for-sale, that were 60 or more days delinquent for the periods indicated (in thousands):

	At June 30,	At December 31,
	2007	%	2006	%

Loans held-for-sale (1)
60 - 89 days delinquent	$18,167	1%	$11,107	1%
90 or more days delinquent	32,590	2%	34,598	3%
Foreclosures (2)	13,317	1%	13,267	1%
Delinquent bankruptcies	491	0%	—	0%
Total 60+ days delinquent loans held-for-sale	64,565	4%	58,972	5%

Long term mortgage portfolio
60 - 89 days delinquent	$405,684	24%	$373,238	30%
90 or more days delinquent	463,808	27%	275,089	22%
Foreclosures (2)	601,783	36%	403,489	33%
Delinquent bankruptcies	149,829	9%	118,482	10%
Total 60+ days delinquent long term mortgage portfolio	1,621,104	96%	1,170,298	95%

Total 60 or more days delinquent	$1,685,669	100%	$1,229,270	100%

(1) Delinquencies included in loans held-for-sale are primarily related loans repurchased in accordance with the normal representations and warranties.

(2) Represents properties in the process of foreclosure.

Non-performing assets consist of mortgages that are 90 days or more delinquent, including loans in foreclosure and delinquent bankruptcies. It is our policy to place a mortgage on non-accrual status when it becomes 90 days delinquent and to reverse from revenue any accrued interest, except for interest income on securitized mortgage collateral whereby the scheduled payment is received from the servicer whether or not the borrower makes the payment. As of June 30, 2007, non-performing assets as a percentage of total assets were 7.16 percent compared to 4.26 percent as of year-end 2006.

The following table summarizes mortgages that we own, including securitized mortgage collateral, mortgages held for long-term investment, mortgages held-for-sale and real estate owned, that were non-performing for the periods indicated (in thousands):

	At June 30,		At December 31,
	2007	%	2006	%
90 or more days delinquent, foreclosures and delinquent bankruptcies	$1,261,818	78%	$844,925	84%
Other real estate owned	352,935	22%	161,538	16%
Total non-performing assets	$1,614,753	100%	$1,006,463	100%

Real estate owned, which consists of residential real estate acquired in satisfaction of loans, is carried at the lower of cost or net realizable value less estimated selling costs. Adjustments to the loan carrying value required at the time of foreclosure are charged against the allowance for loan losses. Losses or gains from the ultimate disposition of real estate owned are recorded as (gain) loss on sale of other real estate owned in the consolidated statement of operations. Subsequent adjustments to the carrying value after foreclosure are recorded as adjustments to the valuation allowance against the REO balance.  At June 30, 2007, the allowance against REO was $26.0 million, as compared to $8.5 million at December 31, 2006.  Real estate owned at June 30, 2007 was $352.9 million, or 118 percent, higher than at December 31, 2006 as a result of an increase in foreclosures due to higher delinquencies and a deterioration in the prevailing real estate market and economic conditions.

We have realized a loss on disposition of real estate owned in the amount of $1.1 million and $215 thousand for the three and six months ended June 30, 2007, respectively, as compared to a gain of $621 thousand and $976 thousand for the three and six months ended June 30, 2006, respectively.

The following table presents a rollforward of the real estate owned (in thousands):

	For the six months	For the year
	ended June 30,	ended December 31,
	2007	2006
Beginning balance	$170,077	$46,351
Additions	283,722	199,583
Sales	(81,037)	(84,410)
Other	6,179	8,553
REO	378,941	170,077
REO reserve	(26,006)	(8,539)
REO, net	352,935	161,538

The following table presents a rollforward of the allowance on the real estate owned (in thousands):

	For the quarter	For the six months
	ended June 30,	ended June 30,
	2007 (1)	2007 (1)
Beginning balance	$15,672	$8,539
Provision	18,421	28,311
Charge-offs	(8,087)	(10,844)
Ending balance	$26,006	$26,006

(1)          There is no REO reserve for the three and six month periods ended June 30, 2006.

In addition to the allowance for REO losses the Company maintains an allowance for loan losses. In evaluating the adequacy of the allowance for loan losses, management takes many factors into consideration. For instance, a detailed analysis of historical loan performance data is accumulated and reviewed. This data is analyzed for loss performance and prepayment performance by product type, origination year and securitization issuance. The data is also broken down by collection status.  Our estimate of the required allowance for these loans is developed by estimating both the rate of default of the loans and the amount of loss in the event of default. The rate of default is assigned to the loans based on their attributes (e.g., original loan-to-value, borrower credit score, documentation type, etc.) and collection status. The rate of default is based on analysis of migration of loans from each aging category.  The loss severity is determined by estimating the net proceeds from the ultimate sale of the foreclosed property.  The results of that analysis are then applied to the current mortgage portfolio and an estimate is created. We believe that pooling of mortgages with similar characteristics is an appropriate methodology in which to evaluate the allowance for loan losses. Management also recognizes that there are qualitative factors that must be taken into consideration when evaluating and measuring inherent loss in our loan portfolios. These items include, but are not limited to, economic indicators that may affect the borrower’s ability to pay, changes in value of collateral, projected loss curves, political factors, market conditions, competitor’s performance, market perception and industry statistics.  The Company provides loan losses in accordance with its policies that include an analysis of the loan portfolio to determine estimated loan losses in the next 12 to 18 months.  The determination of the level of the allowance for loan losses and, correspondingly, the provision for loan losses, is based on delinquency trends and prior loan loss experience and management’s judgment and assumptions regarding various matters, including general economic conditions and loan portfolio composition. Management continually evaluates these assumptions and various relevant factors impacting credit quality and inherent losses.  While our delinquency rates have increased, we believe our total allowance for loan losses is adequate to absorb losses inherent in our mortgage portfolio as of June 30, 2007.

Interest Rate Risk. Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

Prepayment Risk. The Company uses prepayment penalties as a method of partially mitigating prepayment risk. Mortgage industry evidence suggests that the increase in home appreciation rates and lower payment option mortgage products over the last three years has been a significant factor affecting borrowers refinancing decisions. As rates increase and housing prices decline, borrowers will find it more difficult to refinance to obtain cheaper financing. If borrowers are unable to pay their mortgage payments at the adjusted rate, delinquencies may increase. The three-month average prepayment rate (CPR) decreased to 26 percent at June 30, 2007 from 36 percent as of December 31, 2006.  This reduction in prepayment rates has resulted in an increase in the amortization period for premiums paid to acquire loans, which has increased interest income, as described under “Estimated Taxable Income.”

During the quarter ended June 30, 2007, 72% of Alt-A mortgages acquired or originated by the long-term investment operations from the mortgage operations had prepayment penalty features ranging from six-months to five years.  As of June 30, 2007, the twelve-month CPR of mortgages held as securitized mortgage collateral was 33 percent as compared to a 38 percent twelve-month average CPR as of December 31, 2006. Prepayment penalties are charged to borrowers for mortgages that are paid early and recorded as interest income. Income from prepayment penalties helps offset amortization of loan premiums and securitization costs. During the first six months of 2007 prepayment penalties received from borrowers were recorded as interest income and increased the yield on average mortgage assets by 10 basis points as compared to 21 basis points for the same period in 2006.

Results of Operations

For the Three Months Ended June 30, 2007 compared to the Three Months Ended June 30, 2006

Condensed Statements of Operations Data

(dollars in thousands, except share data)

	For the Three Months Ended June 30,
			Increase	%
	2007	2006	(Decrease)	Change
Interest income	$337,010	$313,759	$23,251	7%
Interest expense	324,027	328,506	(4,479)	(1)
Net interest income (expense)	12,983	(14,747)	27,730	188
Provision for loan losses	162,981	(45)	163,026	362,280
Net interest expense after provision for loan losses	(149,998)	(14,702)	(135,296)	(920)
Total non-interest income	36,516	62,188	(25,672)	(41)
Total non-interest expense	35,845	27,223	8,622	32
Income tax (benefit) expense	3,220	(6,093)	9,313	153
	$(152,547)	$26,356	$(178,903)	(679)%
Net (loss) earnings

Net (loss) earnings per share - diluted	$(2.05)	$0.30	$(2.35)	(792)%
Dividends declared per common share	$—	$0.25	$(0.25)	(100)%

For the Six Months Ended June 30, 2007 compared to the Six Months Ended June 30, 2006

	For the Six Months Ended June 30,
			Increase	%
	2007	2006	(Decrease)	Change
Interest income	$679,831	$648,964	$30,867	5%
Interest expense	653,393	652,236	1,157	—
Net interest income (expense)	26,438	(3,272)	29,710	908
Provision for loan losses	192,355	105	192,250	183,095
Net interest expense after provision for loan losses	(165,917)	(3,377)	(162,540)	(4,813)
Total non-interest income	(34,047)	169,932	(203,979)	(120)
Total non-interest expense	69,165	57,481	11,684	20
Income tax (benefit) expense	5,086	(2,848)	7,934	279
Net (loss) earnings	$(274,215)	$111,922	$(386,137)	(345)%

Net (loss) earnings per share - diluted	$(3.70)	$1.37	$(5.07)	(370)%
Dividends declared per common share	$0.10	$0.50	$(0.40)	(80)%

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

The following table summarizes average balance, interest and weighted average yield on mortgage assets and borrowings on mortgage assets for the periods indicated (dollars in thousands):

	For the Three Months Ended June 30,
	Average	2007	(8)	Average	2006	(8)
	Balance	Interest	Yield	Balance	Interest	Yield

MORTGAGE ASSETS
Subordinated securities collateralized by mortgages	$29,094	$1,711	23.52%	$17,597	$457	10.39%
Securitized mortgage collateral (1)	21,184,780	319,051	6.02%	21,956,653	282,948	5.15%
Mortgages held-for-investment and held-for-sale	866,517	10,967	5.06%	1,493,017	22,826	6.12%
Finance receivables	163,456	2,965	7.26%	270,151	5,032	7.45%
Total mortgage assets\ interest income	$22,243,847	$334,694	6.02%	$23,737,418	$311,263	5.25%

BORROWINGS
Securitized mortgage borrowings	$20,772,443	$304,551	5.86%	$21,506,608	$302,744	5.63%
Reverse repurchase agreements	1,134,264	17,236	6.08%	1,590,151	23,456	5.90%
Total borrowings on mortgage assets\ interest expense	$21,906,707	$321,787	5.88%	$23,096,759	$326,200	5.65%

Net Interest Spread (2)			0.14%			(0.40)%
Net Interest Margin (3)			0.23%			(0.25)%

Net interest income on mortgage assets		$12,907	0.23%		$(14,937)	(0.25)%
Less: Accretion of loan discounts (4)		(15,373)	(0.28)%		(18,153)	(0.31)%
Adjusted by net cash receipts on derivatives (5)		38,640	0.69%		55,868	0.94%
Adjusted Net Interest Margin (6)		$36,174	0.65%		$22,778	0.38%

Effect of amortization of loan premiums and securitization costs on net interest spread (7)		$42,734	(0.77)%		$63,978	(1.08)%

	For the Six Months Ended June 30,
	2007			2006
	Average Balance	Interest	(8) Yield	Average Balance	Interest	(8) Yield
MORTGAGE ASSETS
Subordinated securities collateralized by mortgages	$29,949	$3,308	22.09%	$28,816	$1,177	8.17%
Securitized mortgage collateral (1)	20,930,093	622,653	5.95%	22,727,668	580,457	5.11%
Mortgages held-for-investment and held-for-sale	1,411,734	41,312	5.85%	1,634,161	53,198	6.51%
Finance receivables	217,859	8,192	7.52%	290,315	9,807	6.76%
Total mortgage assets\ interest income	$22,589,635	$675,465	5.98%	$24,680,960	$644,639	5.22%

BORROWINGS
Securitized mortgage borrowings	$20,479,422	$597,928	5.84%	$22,257,080	$598,219	5.38%
Reverse repurchase agreements	1,684,967	50,973	6.05%	1,754,160	49,329	5.62%
Total borrowings on mortgage assets\ interest expense	$22,164,389	$648,901	5.86%	$24,011,240	$647,548	5.39%

Net Interest Spread (2)			0.12%			(0.17)%
Net Interest Margin (3)			0.24%			(0.02)%

Net Interest (expense) Income on Mortgage Assets		$26,564	0.24%		$(2,909)	(0.02)%
Less: Accretion of loan discounts (4)		(28,708)	(0.25)%		(34,073)	(0.28)%
Adjusted by net cash receipts on derivatives (5)		76,099	0.67%		96,004	0.78%
Adjusted Net Interest Margin (6)		$73,955	0.65%		$59,022	0.48%

Effect of amortization of loan premiums and securitization costs on net interest spread (7)		$85,032	(0.75)%		$126,477	(1.02)%

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

(6)                                  Adjusted net interest margin on mortgage assets is calculated by subtracting interest expense on total borrowings on mortgage assets, accretion of loan discounts and net cash receipts on derivatives from interest income on total mortgage assets divided by total average mortgage assets. Net cash receipts on derivatives are a component of realized gain on derivative instruments on the consolidated statements of operations. Adjusted net interest margin on mortgage assets is a non-GAAP financial measurement; however, the reconciliation provided in this table is intended to meet the requirements of Regulation G as promulgated by the SEC for the presentation of non-GAAP financial measurements. We believe that the presentation of adjusted net interest margin on mortgage assets is a useful operating performance measure for our investors as it more closely reflects the economics of net interest margins on mortgage assets by providing information to evaluate net interest income attributable to net investments.

(7)                                  The amortization of loan premiums and securitization costs are components of interest income and interest expense, respectively. Yield represents the cost of amortization of net loan premiums and securitization costs divided by total average mortgage assets.

(8)                                The yields represent annualized yields based on the results for the quarter and year-to-date.

For the three months ended June 30, 2007 compared to the three months ended June 30, 2006

Increases in net interest income were primarily due to an improvement in net interest margins on mortgage assets as a result of the following:

•                  the Company increased the amortization period in which loan premiums paid for loans that are retained are amortized to interest income, and the period securitization costs are amortized to interest expense, due to lower prepayment rates; and

•                  the yield on borrowing costs have increased less during the second quarter 2007 as compared to the second quarter 2006, as our mortgages have re-priced upward faster than the increase in borrowing costs on the underlying borrowings as well as the addition of new collateral with  higher coupons.

Net interest income for the second quarter of 2007 increased $27.7 million (188 percent) as compared to 2006. The increase was primarily due to net interest margins on mortgage assets increasing by 48 basis points to 0.23% for the second quarter of 2007 as compared to (0.25%) for 2006.  The increase in adjusted net interest margins on mortgage assets was primarily due to a positive variance of 77 basis points in yield on mortgage assets, as coupons have adjusted, and a decrease of 31 basis points in amortization of premiums and securitization costs, partially offset by an unfavorable variance of 23 basis points in borrowing costs and a 25 basis point decrease from realized gains on derivative assets.

Along with an increase in short-term interest rates, our expectation, based on past experience, was that we would see a corresponding decline in mortgage prepayment speeds which we have started to observe in our portfolio during 2007. Additionally, based upon current market conditions, we would expect prepayments to decrease due to borrowers’ inability to obtain cheaper financing. As home prices have declined in most areas and interest rates have remained flat, our securitized mortgage collateral reflects reduced prepayments with the three-month CPR rate declining to 26 percent as of June 30, 2007 from 36 percent as of December 31, 2006.

Amortization of loan premiums and securitization expenses decreased by 31 basis points to 0.77% of average mortgage assets during the second quarter of 2007 as compared to 1.08% of average mortgage assets during the same period in 2006.   The decrease in amortization of premiums and securitization expenses was the result of a decrease in actual prepayments, which has increased the number of months in which the Company amortizes the premiums, therefore increasing interest income.

A substantial portion of our long-term mortgage investment portfolio consists of mortgages with prepayment penalty features that are primarily designed to help minimize the rate of early mortgage prepayments.  However, if borrowers do prepay on mortgages, a prepayment penalty is charged which helps partially offset additional amortization of loan premiums and securitization costs related to the prepaid mortgages. During the second quarter of 2007, prepayment penalties received from borrowers were recorded as interest income and decreased 14 basis points to 9 basis points of mortgage assets as compared to 23 basis points of mortgage assets in the second quarter of 2006.

Adjusted net interest margins on mortgage assets, which is a non-GAAP financial measurement as indicated in the yield table above, increased by 27 basis points as compared to an increase of 48 basis points on net interest margin on mortgage assets in the prior year.  Adjusted net interest margin on mortgage assets did not increase as much as net interest margin on mortgage assets primarily due to a 25 basis point decrease in realized gains from derivative instruments. Realized gains from derivative instruments partially offset the decline in net interest margins on mortgage assets associated with increases in borrowing costs.

Adjusted net interest margins were also affected during the second quarter of 2007 by our interest rate risk management policies which include the employment of balance guarantees that limit our derivatives to no more than 100% coverage of the principal amount outstanding on certain securitized mortgage borrowings at any given time. Our interest rate risk management policies are formulated with the intent to offset the potential adverse effects of changing interest rates primarily associated with cash flows on adjustable rate securitized mortgage borrowings. By design, our current interest rate risk management program typically provides 20% to 25% coverage of the outstanding principal balance of our six month LIBOR ARMs and 80% to no more than 98% coverage of the outstanding principal balance of intermediate, or hybrid, ARMs at the point in time that we securitize the mortgages.

For the six months ended June 30, 2007 compared to the six months ended June 30, 2006

Increases in net interest income were primarily due to an improvement in net interest margins on mortgage assets as a result of the following:

•                  the Company increased the amortization period in which loan premiums paid for loans that are retained are amortized to interest income, and the period securitization costs are amortized to interest expense, due to lower prepayment rates; and

•                  the yield on borrowing costs have increased less during the second quarter 2007 as compared to the second quarter 2006, as our mortgages have re-priced upward faster than the increase in borrowing costs on the underlying borrowings as well as the addition of new collateral with higher coupons.

Net interest income for the first six months of 2007 increased $29.7 million (908 percent) as compared to 2006. The increase was primarily due to net interest margins on mortgage assets increasing by 26 basis points to 0.24% for the first six months of 2007 as compared to (0.02%) for the same period in 2006.  The increase in adjusted net interest margins on mortgage assets was primarily due to a positive variance of 76 basis points in yield on mortgage assets, as coupons have adjusted, and a decrease of 27 basis points in amortization of premiums and securitization costs, partially offset by an unfavorable variance of 47 basis points in borrowing costs and an 11 basis point decrease from realized gains on derivative assets.

Along with an increase in short-term interest rates, our expectation, based on past experience, was that we would see a corresponding decline in mortgage prepayment speeds which we have started to observe in our portfolio during 2007. Additionally, based upon current market conditions, we would expect prepayments to decrease due to borrowers inability to obtain cheaper financing. As home prices have declined in some areas and interest rates have remained flat, our securitized mortgage collateral reflects reduced prepayments with the three-month CPR rate declining to 26% as of June 30, 2007 from 36% as of December 31, 2006.

Amortization of loan premiums and securitization expenses decreased by 27 basis points to 0.75% of average mortgage assets during the first six months of 2007 as compared to 1.02% of average mortgage assets during the same period in 2006.   The decrease in amortization of premiums and securitization expenses was the result of a decrease in actual prepayments, which has increased the number of months in which the Company amortizes the premiums, therefore increasing interest income.

A substantial portion of our long-term mortgage investment portfolio consists of mortgages with prepayment penalty features that are primarily designed to help minimize the rate of early mortgage prepayments.  However, if borrowers do prepay on mortgages, a prepayment penalty is charged which helps partially offset additional amortization of loan premiums and securitization costs related to the prepaid mortgages. During the first six months of 2007, prepayment penalties received from borrowers were recorded as interest income and decreased 11 basis points to 10 basis points of mortgage assets as compared to 21 basis points of mortgage assets during the same period of 2006.

Adjusted net interest margins on mortgage assets, which is a non-GAAP financial measurement as indicated in the yield table above, increased by 17 basis points as compared to an increase of 26 basis points on net interest margin on mortgage assets in the prior year.  Adjusted net interest margin on mortgage assets did not increase as much as net interest margin on mortgage assets primarily due to a 11 basis point decrease in realized gains from derivative instruments. Realized gains from derivative instruments partially offset the decline in net interest margins on mortgage assets associated with increases in borrowing costs.

Adjusted net interest margins were also affected during the second half of 2007 by our interest rate risk management policies which include the employment of balance guarantees that limit our derivatives to no more than 100% coverage of the principal amount outstanding on certain securitized mortgage borrowings at any given time. Our interest rate risk management policies are formulated with the intent to offset the potential adverse effects of changing interest rates primarily associated with cash flows on adjustable rate securitized mortgage borrowings. By design, our current interest rate risk management program typically provides 20% to 25% coverage of the outstanding principal balance of our six month LIBOR ARMs and 80% to no more than 98% coverage of the outstanding principal balance of intermediate, or hybrid, ARMs at the point in time that we securitize the mortgages.

For further information on our interest rate risk management policies refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

Provision for Loan Losses

The Company provides loan losses in accordance with its policies that include an analysis of the loan portfolio to determine estimated loan losses expected in the next 12 to 18 months.  The determination of the level of the allowance for loan losses and, correspondingly, the provision for loan losses, is based on delinquency trends and prior loan loss experience and management’s judgment and assumptions regarding various matters, including general economic conditions and loan portfolio composition. Management continually evaluates these assumptions and various relevant factors impacting credit quality and inherent losses.  The results of that analysis are then applied to the current mortgage portfolio and an estimate is created.

The allowance for loan losses was $220.9 million at June 30, 2007, and was comprised of specific reserves of $6.8 million, finance receivables of $5.0 million, and a loan portfolio reserve of $209.1 million. During the six months ended June 30, 2007, specific reserves on finance receivables decreased by $5.6 million. The decrease in the specific reserve for finance receivables was due to a settlement during the first quarter of a receivable that had a $7.7 million specific reserve, offset by additional specific reserves. Exclusive of specific reserves, the Company maintained an allowance for securitized mortgage collateral and mortgage loan held-for-investment for loan losses of 97 basis points at June 30, 2007 compared to 34 basis points at December 31, 2006. The Company believes the total allowance for loan losses is adequate to absorb losses inherent in the loan portfolio at June 30, 2007.

For further information on delinquencies in our long-term investment portfolio and non-performing assets refer to “Financial Condition and Results of Operations—Credit Risk.”

Non-Interest Income

For the Three Months Ended June 30, 2007 compared to the Three Months Ended June 30, 2006:

Changes in Non-Interest Income

(dollars in thousands)

	For the Three Months Ended June 30,
			Increase	%
	2007	2006	(Decrease)	Change
Change in fair value of derivative instruments	$56,900	$11,504	$45,396	395%
Realized gain from derivative instruments	38,640	55,868	(17,228)	(31)
Gain(loss) on sale of loans	2,406	16,548	(14,142)	(85)
Amortization and impairment of mortgage servicing rights	(206)	(381)	175	46
Gain (loss) on sale of real estate owned	(1,060)	621	(1,681)	(271)
Goodwill impairment	(12,360)	—	(12,360)	(100)
Loss on lower of cost or market writedown	(10,180)	(18,780)	8,600	46
Provision for REO losses	(18,421)	—	(18,421)	(100)
Provision for repurchases	(18,889)	(12,773)	(6,116)	(48)
Other income	314	9,581	(9,895)	(103)
Total non-interest income	$36,516	$62,188	$(25,672)	(41)%

Change in Fair Value of Derivative Instruments.  The change in fair value of derivative instruments increased by $45.4 million (395 percent) during the second quarter of 2007 as compared to the second quarter of 2006. The amount of market valuation adjustment is primarily the result of changes in the expectation of future interest rates and partially offset by actual cash receipts on derivative instruments. We primarily enter into derivative contracts to offset a portion of the changes in cash flows associated with securitized mortgage borrowings. We record a market valuation adjustment for these derivatives, as well as other derivatives used by the mortgage operations to hedge our loan pipeline and mortgage loans held for sale, as current period expense or revenue.  Changes in fair value of derivatives at IMH are included in GAAP net earnings and backed out for purposes of calculating estimated taxable income.

Realized Gain from Derivative Instruments.  Realized gains from derivatives decreased by $17.2 million (31 percent) during the second quarter of 2007 as compared to the second quarter of 2006, or 69 basis points of total average mortgage assets during the second quarter of 2007 as compared to 94 basis points of total average mortgage assets during the second quarter of 2006.  Realized gains from derivatives are recorded as current period expense or revenue on our consolidated financial statements and are included in the calculation of taxable income. Realized gains exclude the mark to market gains or losses that are realized for tax purposes at the taxable REIT subsidiaries when the loans held-for-sale are deposited into the securitization trust, and the related derivatives are deposited into a swap trust. These gains are not realized for GAAP purposes, as the deposit of the derivatives into the swap trust are considered an inter-company transfer, as the REIT consolidates the swap trust. For GAAP purpose, these gains and losses are included in change in fair value of derivative instruments.

Gain on Sale of Loans.  Gain on sale of loans decreased $14.1 million (85 percent) during the second quarter of 2007 as compared to the second quarter of 2006. The decrease was primarily due to a $1.7 billion (80 percent) decrease in whole loan sales as well as a reduction in execution prices mainly due to the proportion of dispositions that were non-performing loans and the reduction in market prices of performing and non-performing loans during the second quarter of 2007. The market value of performing and non-performing loans decreased due to the saturation of loans for sale in the marketplace, compounded by decreased home prices, which decreases the effective loan-to-value ratio.  We use derivatives to protect the market value of mortgages from the point in time when we establish an interest rate lock commitment on a particular mortgage prior to its close until the eventual sale or securitization. Any changes in interest rates on mortgages that we have committed to acquire at a particular rate until we sell or securitize the mortgage generally results in an increase or decrease in the market value of the related derivative.  For the quarter-ended June 30, 2007, we recorded a $183 thousand gain from the settlement of these derivatives as compared to a gain of $3.0 million for the quarter-ended June 30, 2006.

Goodwill Impairment.  In May 2007, the Company completed the acquisition of certain production facilities from Pinnacle Financial Corporation (PFC). This transaction was recorded as a business combination for accounting purposes resulting in the Company initially recording $12.4 million in goodwill. Because of the current market environment as of June 30, 2007, the goodwill was considered fully impaired.

Provision for Repurchases.  Provision for repurchases increased $6.1 million (48 percent) to $18.9 million during the second quarter of 2007 as compared to the second quarter of 2006. The increase in the provision for repurchases was primarily due to an increase in severities of actual losses, which resulted from a decrease in the market conditions of the loans subject to repurchase and an increase in the age of the loans subject to repurchase requests.

Loss on Lower of Cost or Market Writedown.  The loss on lower of cost or market (“LOCOM”) writedown decreased $8.6 million (46 percent), primarily due to a decrease in the amount of loans deemed to be unsaleable at standard sale premiums included in held-for-sale, which decreased to $66.8 million from $144.6 million at June 30, 2006.  Also, the fair value in the marketplace of non-performing loans decreased, as investors require a higher yield, which reduced the fair value of loans held-for-sale.

Provision for REO loss.  During the second quarter of 2007, the Company recorded a provision for REO losses in the amount of $18.4 million as a result of changes in the net realizable value of the real estate owned subsequent to the foreclosure date.

Changes in Non-Interest Income

(dollars in thousands)

	For the Six Months Ended June 30,
			Increase	%
	2007	2006	(Decrease)	Change
Realized gain from derivative instruments	$76,099	$96,004	$(19,905)	(21)%
Gain on sale of real estate owned	(215)	976	(1,191)	(122)
Amortization and impairment of mortgage servicing rights	(416)	(732)	316	43
Change in fair value of derivative instruments	(1,861)	62,933	(64,794)	(103)
Gain(loss) on sale of loans	(6,725)	30,741	(37,466)	(122)
Goodwill impairment	(12,360)	—	(12,360)	(100)
Provision for REO losses	(28,311)	—	(28,311)	(100)
Provision for repurchases	(30,718)	(23,110)	(7,608)	(33)
Loss on lower of cost or market writedown	(34,874)	(15,283)	(19,591)	(128)
Other income	5,334	18,403	(13,069)	(71)
Total non-interest income	$(34,047)	$169,932	$(203,979)	(120)%

Realized Gain from Derivative Instruments. Realized gains from derivatives decreased by $19.9 million (21 percent) during the first six months of 2007 as compared to the same period in 2006, or 67 basis points of total average mortgage assets during the second quarter of 2007 as compared to 78 basis points of total average mortgage assets during the second quarter of 2006.  Realized gains from derivatives are recorded as current period expense or revenue on our consolidated financial statements and are included in the calculation of taxable income. Realized gains exclude the mark to market gains or losses that are realized for tax purposes at the taxable REIT subsidiaries when the loans held-for-sale are deposited into the securitization trust, and the related derivatives are deposited into a swap trust. These gains are not realized for GAAP purposes, as the deposit of the derivatives into the swap trust are considered an inter-company transfer, as the REIT consolidates the swap trust. For GAAP purpose, these gains and losses are included in change in fair value of derivative instruments.

Change in Fair Value of Derivative Instruments.  The change in fair value of derivative instruments decreased by $64.8 million (103 percent) during the second quarter of 2007 as compared to the second quarter of 2006. The amount of market valuation adjustment is primarily the result of actual cash receipts on derivative instruments, and changes in the expectation of future interest rates. We primarily enter into derivative contracts to offset a portion of the changes in cash flows associated with securitized mortgage borrowings. We record a market valuation adjustment for these derivatives, as well as other derivatives used by the mortgage operations to hedge our loan pipeline and mortgage loans held for sale, as current period expense or revenue.  Changes in fair value of derivatives at IMH are included in GAAP net earnings and backed out for purposes of calculating estimated taxable income.

Gain on Sale of Loans.  Gain on sale of loans decreased $37.5 million (122 percent) during the first six months of 2007 as compared to the same period in 2006. The decrease was primarily due to a $3.9 billion (77 percent) decrease in whole loan sales as well as a reduction in execution prices mainly due to the disposition of non-performing loans and the reduction in market prices of performing and non-performing loans during the first six months of 2007. Also, the market value of performing and non-performing loans decreased, due to the saturation of loans for sale in the marketplace, compounded by decreased home prices, which decreases the effective loan-to-value ratio.  We use derivatives to protect the market value of mortgages from the point in time when we establish an interest rate lock commitment on a particular mortgage prior to its close until the eventual sale or securitization. Any changes in interest rates on mortgages that we have committed to acquire at a particular rate until we sell or securitize the mortgage generally results in an increase or decrease in the market value of the related derivative.  For the six months ended June 30, 2007, we recorded a $478 thousand loss from the settlement of these derivatives as compared to a loss of $83 thousand for the six months ended June 30, 2006.

Goodwill Impairment.  In May 2007, the Company completed the acquisition of certain production facilities from Pinnacle Financial Corporation (PFC). This transaction was recorded as a business combination for accounting purposes resulting in the Company initially recording $12.4 million in goodwill. Because of the current market environment as of June 30, 2007, the goodwill was considered fully impaired.

Provision for Repurchases.  Provision for repurchases increased $7.6 million (33 percent) to $30.7 million during the first six months of 2007 as compared to the same period in 2006. The increase in the provision for repurchases was primarily due to an increase in severities of actual losses, which resulted from a decrease in the market conditions of the loans subject to repurchase and an increase in the age of the loans subject to repurchase requests.

Loss on Lower of Cost or Market Writedown.  The loss on lower of cost or market (“LOCOM”) writedown increased $19.6 million (128 percent), primarily due to a decrease in the weighted average market price of non-performing loans.  The increase was primarily due to a $24.7 million LOCOM writedown in the first quarter of 2007, as $92.7 million of non-performing loans remained in loans held-for-sale.   The fair value in the marketplace for non-performing loans decreased, as investors required a higher yield to offset increased expectations of credit losses, which reduced the fair value of loans held-for-sale.  Non-performing loans in the Company’s held-for-sale portfolio decreased to $66.8 million as of June 30, 2007, as compared to $144.6  million as of June 30, 2006.

Provision for REO loss.  During the first six months of 2007 the Company recorded a provision for REO losses in the amount of $28.3 million as a result of changes in the net realizable value of the real estate owned subsequent to the foreclosure date.

Non-Interest Expense

Changes in Non-Interest Expense

(dollars in thousands)

	For the Three Months Ended June 30,
			Increase	%
	2007	2006	(Decrease)	Change
Personnel expense	$23,640	$16,710	$6,930	41%
General and administrative and other expense	4,487	4,524	(37)	(1)
Professional services	2,137	2,192	(55)	(3)
Equipment expense	1,550	1,809	(259)	(14)
Occupancy expense	2,846	1,244	1,602	129
Data processing expense	1,185	744	441	59
Total operating expense	$35,845	$27,223	$8,622	32%

Total non-interest expenses increased $8.6 million (32 percent) on a quarter-over-quarter basis as personnel expense increased $6.9 million (41 percent) during the second quarter of 2007 as compared to same period in 2006.  Personnel expenses increased as a result of severance recorded during the second quarter related to the Company’s staff reductions, as well as the additional resources utilized to incorporate the retail operations acquired during the quarter. Occupancy expense increased $1.6 million quarter over quarter due to higher lease rates at the Company’s new headquarters in Irvine, California.   In addition, the Company acquired certain leases during the quarter on the East Coast, which resulted in additional occupancy expense for the new retail branch operations.

Changes in Non-Interest Expense

(dollars in thousands)

	For the Six Months Ended June 30,
			Increase	%
	2007	2006	(Decrease)	Change
Personnel expense	$42,028	$35,331	$6,697	19%
General and administrative and other expense	9,609	9,600	9	0
Professional services	4,831	4,509	322	7
Equipment expense	3,108	3,319	(211)	(6)
Occupancy expense	6,667	2,612	4,055	155
Data processing expense	2,922	2,110	812	38
Total operating expense	$69,165	$57,481	$11,684	20%

Total non-interest expenses increased $11.7 million (20 percent) during the first six months of 2007 as occupancy expense increased $4.1 million (155 percent) as compared to same period in 2006.  During the first quarter of 2007, in compliance with Financial Accounting Standard No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” an additional $1.0 million of costs relating to the Company’s ceased use of the buildings leased in Newport Beach, California, due to a decrease in the estimate of future sublet income. In addition, the Company acquired certain leases during the quarter on the East Coast, which resulted in additional occupancy expense. Additionally, personnel expense increased $6.7 million for the six months ended June 30, 2007, as compared to June 30, 2006, as a result of severance recorded during the second quarter related to the Company’s staff reductions, as well as the additional resources utilized to incorporate the retail operations acquired during the quarter.

Mortgage Acquisitions and Originations by Channel

The following table summarizes the principal balance of mortgage acquisitions and originations for the periods indicated (in thousands):

	For the Three Months Ended June 30,
	2007		2006
	Principal		Principal
	Balance	%	Balance	%
By Production Channel:
Correspondent acquisitions:
Flow	$242,419	17	$1,519,107	61
Bulk	286,146	20	60,079	3
Total correspondent acquisitions	528,565	37	1,579,186	64
Wholesale and retail originations	748,989	52	622,815	25
Total mortgage operations acquisitions	1,277,554	89	2,202,001	89
Commercial Mortgage Operations	158,982	11	277,905	11
Total acquisitions and originations	$1,436,536	100	$2,479,906	100

Acquisitions and originations decreased to $1.4 billion for the second quarter of 2007 as compared to $2.5 billion for the same period in 2006.  Commercial originations decreased 43% to $159.0 million for the second quarter of 2007 as compared to $277.9 million for the same period in 2006. Pricing and underwriting guideline strategy revisions, including tightening credit guidelines, an effort to maintain liquidity and profitability, and an increasingly competitive market are the primary reasons acquisitions and originations have decreased.

	For the Six Months Ended June 30,
	2007		2006
	Principal		Principal
	Balance	%	Balance	%
By Production Channel:
Correspondent acquisitions:
Flow	$449,021	12	$2,942,015	61
Bulk	1,231,075	32	191,757	4
Total correspondent acquisitions	1,680,096	44	3,133,772	65
Wholesale and retail originations	1,846,652	48	1,172,364	25
Total mortgage operations acquisitions	3,526,748	92	4,306,136	90
Commercial Mortgage Operations	355,877	8	480,685	10
Total acquisitions and originations	$3,882,625	100	$4,786,821	100

Acquisitions and originations decreased to $3.9 billion for the first six months of 2007 as compared to $4.8 billion for the same period in 2006.  Commercial originations decreased 26% to $355.9 million for the first six months of 2007 as compared to $480.7 million for the same period in 2006. Pricing and underwriting guideline strategy revisions, including tightening credit guidelines, an effort to maintain liquidity and profitability, and an increasingly competitive market are the primary reasons acquisitions and originations have decreased.

Results of Operations by Business Segment

Long-Term Investment Operations

Condensed Statements of Operations Data

(dollars in thousands)

	For the Three Months Ended June 30,
			Increase	%
	2007	2006	(Decrease)	Change
Net interest expense	$(975)	$(35,226)	$34,251	97%
Provision for loan losses	161,594	(45)	161,639	359,198
Net interest income after provision for loan losses	(162,569)	(35,181)	(127,388)	(362)

Realized gain from derivative instruments	38,401	55,851	(17,450)	(31)
Change in fair value of derivative instruments	53,269	7,903	45,366	574
Other non-interest income	(24,119)	272	(24,391)	(8,967)
Total non-interest income	67,551	64,026	3,525	6

Non-interest expense	4,765	4,470	295	7
Net (loss) earnings	$(99,783)	$24,375	$(124,158)	(509)%

Net loss for the quarter ended June 30, 2007 increased $124.2 million (509 percent) to a loss of $99.8 million, as compared to the second quarter of 2006.  The quarter-over-quarter decrease in net earnings was primarily due to the increase in the provision for loan losses which increased $161.6 million for the second quarter of 2007 as compared to the second quarter of 2006.  The change in fair value on derivative instruments increased $45.4 million for the second quarter of 2007 as compared to the second quarter of 2006.  The market valuation adjustment is primarily the result of changes in the expectation of future interest rates. Net interest income increased $34.3 million (97 percent) quarter over quarter, primarily as a result of a decrease in projected prepayment speeds which reduced the amortization of loan premiums, which increased interest income. Additionally, the Company’s adjusted coupon rates have increased in excess of the increase in borrowing costs, compared to the prior year second quarter, partially offset by realized gain (loss) from derivatives which decreased to $38.4 million for the second quarter of 2007 compared to $55.9 million for the second quarter of 2006. Additionally, other non-interest income decreased $24.4 million primarily due to the provision for REO losses increasing to $18.4 million for the second quarter of 2007, as compared to no provision for REO losses for the second quarter of 2006.

Condensed Statements of Operations Data

(dollars in thousands)

	For the Six Months Ended June 30,
			Increase	%
	2007	2006	(Decrease)	Change
Net interest expense	$(2,602)	$(47,314)	$44,712	95%
Provision for loan losses	190,444	105	190,339	181,275
Net interest income after provision for loan losses	(193,046)	(47,419)	(145,627)	(307)

Realized gain from derivative instruments	75,026	95,986	(20,960)	(22)
Change in fair value of derivative instruments	(1,354)	54,866	(56,220)	(102)
Other non-interest income	(34,106)	362	(34,468)	(9,522)
Total non-interest income	39,566	151,214	(111,648)	(74)

Non-interest expense	9,963	8,862	1,101	12
Net (loss) earnings	$(163,443)	$94,933	$(258,376)	(272)%

Net loss for the six months ended June 30, 2007 increased $258.4 million (272 percent) as compared to the six months ended June 30, 2006.  The decrease in net earnings was primarily due to the increase in the provision for loan losses which increased $190.3 million for the first six months of 2007 as compared to the same period in 2006.  The change in fair value on derivative instruments decreased $56.2 million (102 percent) for the first six months of 2007 as compared to the same period in 2006.  The fair value adjustment to the derivatives is primarily the result of cash receipts on the derivative asset, as well as changes in the expectation of future interest rates. Net interest income increased $44.7 million (95 percent), primarily as a result of a decrease in the Company’s projected prepayment speeds.  Additionally, adjusted coupon rates have increased in excess of the increase in borrowing costs.  The increase in net interest income was partially offset by realized gain (loss) from derivatives which decreased to $75.0 million for the first six months of 2007 compared to $96.0 million for the same period in 2006. Additionally, other non-interest income increased the loss by $34.6 million primarily due to the provision for REO losses increasing to $28.3 million for the first six months of 2007, as compared to no provision for REO losses for the first six months of 2006.

Mortgage Operations

Condensed Statements of Operations Data

(dollars in thousands)

	For the Three Months Ended June 30,
			Increase	%
	2007	2006	(Decrease)	Change
Net interest income (expense)	$(1,851)	$(2,664)	$813	31%
Provision for loan losses	(1,243)	—	(1,243)	(100)
Net interest income (expense) after provison for loan losses	$(608)	$(2,664)	$2,056	77

Gain on sale of loans	13,477	19,109	(5,632)	(29)
Lower of cost or market writedown	(10,180)	(18,780)	8,600	46
Goodwill impairment	(12,920)	—	(12,920)	(100)
Provision for repurchases	(18,889)	(12,773)	(6,116)	(48)
Other income	3,940	9,791	(5,851)	(60)
Non-interest expense and income taxes	24,108	10,766	13,342	124
Net (loss) earnings	$(49,288)	$(16,083)	$(33,205)	(206)%

The mortgage operations generates income by securitizing or selling mortgages to permanent investors, including the long-term investment operations and, to a lesser extent, earns revenue from fees associated with mortgage servicing rights, master servicing agreements and interest income earned on mortgages held-for-sale.

Net earnings for the mortgage operations decreased $33.2 million (206 percent) primarily due to the following changes:

•                  decrease of $5.6 million in gains from the sale of loans;

•                  increase of $6.1 million in provision for repurchases;

•                  a $12.9 million impairment of goodwill;

•                  an increase in non-interest expense and income taxes of $13.3 million; partially offset by

•                  a decrease of $8.6 million in the loss on lower of cost or market writedown.

Gains from the sale of loans decreased $5.6 million as a result of lower volumes of mortgages sold to third party investors which resulted in a decrease in gain (loss) on sale of loans. The decrease was primarily due to a $1.5 billion (78 percent) decrease in whole loan sales as well as a reduction in execution price mainly due to the disposition of non-performing loans and the reduction in market prices of non-performing loans.  Also of the market value of performing and non-performing loans decreased due to the saturation of loans for sale in the market place and deterioration in the prevailing real estate market and economic conditions

Provision for repurchases increased $6.1 million (48 percent) during the second quarter of 2007 as compared to the second quarter of 2006. The increase in the provision for repurchases was primarily due to an increase in severities of actual losses, which resulted from a decrease in the credit quality of the loans subject to repurchase.

In May 2007, the Company completed the acquisition of certain production facilities from Pinnacle Financial Corporation (PFC). This transaction was recorded as a business combination for accounting purposes resulting in the Company initially recording $12.4 million in goodwill. Because of the current market environment, as of June 30, 2007, the goodwill was considered fully impaired.

Non-interest expense and income taxes increased $13.3 million which was primarily the result of income taxes decreasing by $8.0 million to a benefit of $1.5 million for the second quarter of 2007 as compared to a benefit of $9.5 million for the same period in 2006.

The Company recorded loans held-for-sale at the lower of cost or market resulting in a $8.6 million decrease in the write-down of loans held-for-sale as current market conditions, such as the widening of credit and bond spreads and a lack of demand for mortgage product forced the loans to drop in value prior to securitization, sale or transfer. The $8.6 million writedown was primarily due to a decrease in non-performing loans held-for-sale to $66.8 million from $144.6 million at June 30, 2006.  Additionally, the fair value in the marketplace of non-performing loans decreased, as investors require a higher yield, which reduced the fair value of our loans held-for-sale.  The mortgage operations are reflected as a stand-alone entity for segment financial reporting purposes; however, on the consolidated financial statements inter-company loan sales and related gains are eliminated.

Condensed Statements of Operations Data

(dollars in thousands)

	For the Six Months Ended June 30,
			Increase	%
	2007	2006	(Decrease)	Change
Net interest income (expense)	$(6,183)	$(1,386)	$(4,797)	(346)%
Provision for loan losses	(432)	—	(432)	(100)
Net interest income (expense) after provison for loan losses	$(5,751)	$(1,386)	$(4,365)	(315)

Gain on sale of loans	18,726	39,056	(20,330)	(52)
Goodwill impairment	(12,920)	—	(12,920)	(100)
Provision for repurchases	(30,867)	(23,110)	(7,757)	(34)
Lower of cost or market writedown	(34,874)	(15,283)	(19,591)	(128)
Other income	7,391	21,473	(14,082)	(66)
Non-interest expense and income taxes	45,139	34,581	10,558	31
Net (loss) earnings	$(103,434)	$(13,831)	$(89,603)	(648)%

The mortgage operations generates income by securitizing or selling mortgages to permanent investors, including the long-term investment operations and, to a lesser extent, earns revenue from fees associated with mortgage servicing rights, master servicing agreements and interest income earned on mortgages held-for-sale.

Net earnings for the mortgage operations decreased $89.6 million (648 percent) primarily due to the following changes:

•                  a $12.9 million impairment of goodwill;

•                  decrease of $20.3  million in gains from the sale of loans;

•                  increase of $7.6 million in provision for repurchases; and

•                  increase in charges to expense of $19.6 million for the change in valuation of loans held-for-sale.

Gains from the sale of loans decreased $20.3 million as a result of lower volumes of mortgages sold to third party investors which resulted in a decrease in gain (loss) on sale of loans. The decrease was primarily due to a $3.8 billion (81 percent) decrease in whole loan sales as well as a reduction in execution price mainly due to the disposition of non-performing loans and the reduction in market price of non-performing loans.  Also the market value of performing and non-performing loans decreased due to the saturation of loans for sale in the market place and the deterioration in the prevailing real estate market and economic conditions.

In May 2007, the Company completed the acquisition of certain production facilities from Pinnacle Financial Corporation (PFC). This transaction was recorded as a business combination for accounting purposes resulting in the Company initially recording $12.4 million in goodwill. Because of the current market environment, as of June 30, 2007, the goodwill was considered fully impaired.

Provision for repurchases increased $7.6 million (33 percent) during the second quarter of 2007 as compared to the second quarter of 2006. The increase in the provision for repurchases was primarily due to an increase in severities of actual losses, which resulted from a decrease in the credit quality of the loans subject to repurchase.

The Company recorded loans held-for-sale at the lower of cost or market resulting in a $19.6 million increase in the write-down of loans held-for-sale as current market conditions, such as the widening of credit and bond spreads and a lack of demand for mortgage product forced the loans to decline in value. The $19.6 million write-down was primarily attributable to a decrease in the weighted average market price of non-performing loans.  Non-performing loans in the Company’s held-for-sale portfolio decreased to $66.8 million as of June 30, 2007, as compared to $144.6 million as of June 30, 2006.  The mortgage operations are reflected as a stand-alone entity for segment financial reporting purposes; however, on the consolidated financial statements inter-company loan sales and related gains are eliminated.

Commercial Operations

Condensed Statements of Operations Data

(dollars in thousands)

	For the Three Months Ended June 30,
			Increase	%
	2007	2006	(Decrease)	Change
Net interest (loss) income	$(68)	$56	$(124)	(221)%
Non-interest income	2,780	1,019	1,761	173
Non-interest expense and income taxes	2,975	2,696	279	10
Net loss	$(263)	$(1,621)	$1,358	84%

Net loss for the commercial operations was $1.4 million (84 percent) lower for the second quarter of 2007.  Non-interest income was $1.8 million (173 percent) higher in the second quarter of 2007 primarily due to the increase in change in fair value of derivative instruments of $3.9 million partially offset by a decrease in gain on sale of loans of $2.3 million.    The commercial operations are reflected as a stand-alone entity for segment financial reporting purposes. However, on the consolidated financial statements inter-company loan sales and related gains are eliminated.

Condensed Statements of Operations Data

(dollars in thousands)

	For the Six Months Ended June 30,
			Increase	%
	2007	2006	(Decrease)	Change
Net interest (expense) income	$(383)	$190	$(573)	(302)%
Non-interest income	1,251	2,899	(1,648)	(57)
Non-interest expense and income taxes	5,651	5,106	545	11
Net loss	$(4,783)	$(2,017)	$(2,766)	(137)%

Net loss for the commercial operations was $2.8 million (137 percent) higher for the first six months of 2007.  Non-interest income was $1.6 million (57 percent) lower during the first six months of 2007 primarily due to the decrease in gain on sale of loans of $3.4 million only partially offset by the increase in change in fair value of derivative instruments of $1.5 million.  The commercial operations are reflected as a stand-alone entity for segment financial reporting purposes. However, on the consolidated financial statements inter-company loan sales and related gains are eliminated.

Warehouse Lending Operations

Condensed Statements of Operations Data

(dollars in thousands)

	For the Three Months Ended June 30,
			Increase	%
	2007	2006	(Decrease)	Change
Net interest income	$3,727	$6,879	$(3,152)	(46)%
Provision for loan losses	2,630	—	2,630	100
Non-interest income	474	751	(277)	(37)
Non-interest expense and income taxes	2,248	1,627	621	38
Net (loss) earnings	$(677)	$6,003	$(6,680)	(111)%

Net earnings for the quarter ended June 30, 2007 decreased $6.7 million (111 percent) as compared to the second quarter of 2006.  The decrease in net earnings was primarily due to a decrease of $3.2 million (46 percent) in net interest income, as a result of the average balance on finance receivables declining by 39 percent quarter-over-quarter.   Additionally, a provision for loan losses was recorded for the second quarter of 2007 which decreased net earnings by $2.6 million, as compared to no provision being booked for the second quarter of 2006.  Non-interest expense and income taxes increased $621 thousand quarter over quarter due to an increase in data processing expense. The warehouse lending operations is reflected as a stand-alone entity for segment financial reporting purposes. However, on the consolidated financial statements inter-company finance receivables and borrowings are eliminated.

Condensed Statements of Operations Data

(dollars in thousands)

	For the Six Months Ended June 30,
			Increase	%
	2007	2006	(Decrease)	Change
Net interest income	$12,178	$14,570	$(2,392)	(16)%
Provision for loan losses	2,343	—	2,343	100
Non-interest income	1,214	1,548	(334)	(22)
Non-interest expense and income taxes	4,542	3,501	1,041	30
Net earnings	$6,507	$12,617	$(6,110)	(48)%

Net earnings for the six months ended June 30, 2007 decreased $6.1 million (48 percent) as compared to the first six months of 2006.  The decrease in net earnings was primarily due to a decrease of $2.4 million (16 percent) in net interest income, as a result of the average balance on finance receivables declining by 25 percent only slightly offset by a 76 basis point increase in the yield from finance receivables. For the six months ended June 30, 2007 a $2.3 million provision for loan losses was recorded as compared to no provision for the six months ended June 30, 2006.  Non-interest expense and income taxes increased $1.0 million for the first six months of 2007 primarily due to an increase in data processing expense. The warehouse lending operations is reflected as a stand-alone entity for segment financial reporting purposes. However, on the consolidated financial statements inter-company finance receivables and borrowings are eliminated.

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

We believe that current cash balances, short-term investments, currently available financing facilities, excess cash flows generated from our long-term mortgage portfolio will adequately provide for projected funding needs and limited asset growth. We believe we have adequate funding liquidity to accommodate the recent changes in the marketplace in the near term; however, the secondary market and funding liquidity situation is rapidly evolving and the potential impact on the Company is unknown.

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

•                 repurchase loans, and

•                 payment of.margin calls on credit facilities.

Acquisition and origination of mortgages by the mortgage, commercial, and long-term investment operations. During the second quarter of 2007, $795.6 million of mortgages were acquired by the long-term investment operations for long-term investment of primarily Alt-A mortgages originated by the mortgage operations.  Capital invested in mortgages is outstanding until we sell or securitize mortgages, which is one of the reasons we attempt to sell or securitize mortgages within 90 days of acquisition or origination. Initial capital invested in mortgages includes premiums paid when mortgages are acquired and originated and our capital investment, or “haircut,” required upon financing, which is generally determined by the type of collateral provided. The mortgage operations acquired and originated mortgages which were financed with warehouse borrowings from the warehouse lending operations at a haircut generally between 2 percent to 10 percent of the outstanding principal balance of the mortgages. In addition, the commercial operations originated $159.0 million of commercial mortgages which were initially financed with short-term warehouse financing from the warehouse lending operations at a haircut of generally 3 percent of the outstanding principal balance of the mortgages.

Long-term investment in mortgages by the long-term investment operations. The long-term investment operations acquire primarily Alt-A mortgages from the mortgage and commercial operations and finance them with reverse repurchase borrowings from the warehouse lending operations at substantially the same terms as the mortgage and commercial operations. When the long-term investment operations finance mortgages with long-term securitized mortgage borrowings, short-term reverse repurchase financing is repaid. Then, depending on credit ratings from national credit rating agencies on our securitized mortgages, we are generally required to provide an over-collateralization, or “OC”, of 0.35 percent to 1 percent of the principal balance of mortgages securing securitized mortgage financing as compared to a haircut of 2 percent to 10 percent of the principal balance of mortgages securing short-term reverse repurchase financing. Our total capital investment in securitized mortgages generally ranges from approximately 2 percent to 5 percent of the principal balance of mortgages securing securitized mortgage borrowings which includes premiums paid upon acquisition of mortgages from the mortgage operations, costs paid for completion of securitized mortgages, costs to acquire derivatives and OC required to achieve desired credit ratings. Commercial mortgages are financed on a long-term basis with securitized mortgage borrowings at substantially the same rates and terms as Alt-A mortgages. Commercial loans generally have a 3 percent haircut on reverse repurchase lines and initial over collateralization target of 2.75 percent to 3.37 percent.

Provide short-term warehouse advances by the warehouse lending operations. We utilize committed and uncommitted reverse repurchase facilities with various lenders to provide short-term warehouse financing to affiliates and non-affiliated clients of the warehouse lending operations. The warehouse lending operations provides short-term financing to the mortgage operations and non-affiliated clients from the closing of mortgages to their sale or other settlement with investors. The warehouse lending operations generally finances between 90% and 98% of the fair market value of the principal balance of mortgages, which equates to a haircut requirement of between 10% and 2%, respectively, at one-month LIBOR, plus a spread. The mortgage operations have uncommitted warehouse line agreements to obtain financing from the warehouse lending operations at one-month LIBOR plus a spread during the period that the mortgage operation accumulates mortgages until the mortgages are securitized or sold. As of June 30, 2007, the mortgage and commercial operations had $747.4 million and $292.8 million, respectively, of warehouse advances outstanding with the warehouse lending operations.  In addition, as of June 30, 2007, the warehouse lending operations had $580.8 million of approved warehouse lines available to non-affiliated clients, of which $133.6 million was outstanding.

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

•                 the ability to obtain waivers upon any non compliance;

•                 our financial performance;

•                 the financial performance of our competitors;

•                 industry and market trends in our various businesses;

•                 the general availability of, and rates applicable to, financing and investments;

•                 our lenders or investors resources and policies concerning loans and investments; and

•                 the relative attractiveness of alternative investment or lending opportunities.

Distribute common and preferred stock dividends. We are required to distribute a minimum of 90% of our taxable income to our stockholders in order to maintain our REIT status, exclusive of the application of any tax loss carry forwards that may be used to offset current period taxable income. Because we pay dividends based on taxable income, dividends may be more or less than net earnings. We did not declare a cash dividend for the second quarter of 2007 and paid cash dividends of $0.10 per outstanding common share for the first quarter of 2007.  Based on current tax estimates, some portion or all of the 2007 dividends may be a return of capital.  In addition, we paid cash dividends of $3.7 million on preferred stock during the second quarter of 2007.

A portion of dividends paid to IMH’s stockholders can come from dividend distributions from the mortgage operations and commercial operations, our taxable REIT subsidiaries, to IMH. During the second quarter of 2007, the mortgage and commercial operations provided no dividend distributions to IMH. The mortgage and commercial operations may seek to retain earnings to fund the acquisition and origination of mortgages, to expand the mortgage operations, or to fund operating losses. The board of directors of our taxable REIT subsidiaries, which is different from the board of directors of the registrant, may decide that the mortgage and/or commercial operations should cease making dividend distributions in the future. This could reduce the amount of taxable income that would be distributed to IMH stockholders in the form of common stock dividend payment amounts.

During the second quarter of 2007, our operating businesses were primarily funded as follows:

•          securitized mortgage borrowings and reverse repurchase agreements;

•          excess cash flows from our long-term mortgage portfolio; and

•          sale and securitization of mortgages.

Reverse repurchase agreements and securitized mortgage borrowings. We use reverse repurchase agreements to fund substantially all financing to affiliates and non-affiliated clients and for the acquisition and origination of Alt-A and commercial mortgages. As we accumulate mortgages, we finance the acquisition of mortgages primarily through borrowings on reverse repurchase facilities with third party lenders. We primarily use uncommitted and committed facilities with major investment banks to finance substantially all warehouse financing, as needed. During the second quarter of 2007 the warehouse facilities amounted to $5.2 billion, of which $1.6 billion was outstanding at June 30, 2007. The warehouse facilities provide us with a higher aggregate credit limit to fund the acquisition and origination of mortgages at terms comparable to those we have received in the past. These warehouse facilities may have certain covenant tests which we are required to satisfy. For a discussion of the Company’s compliance with its financial covenants see “Note J—Reverse Repurchase Agreements” in the accompanying notes to the consolidated financial statements. From time to time, we may also receive additional uncommitted interim financing from our lenders in excess of our permanent borrowing limits to finance mortgages during the accumulation phase and prior to securitizations or dispositions in the form of whole loan sales.

From time to time, we may also utilize term reverse repurchase financing provided to us by underwriters who underwrite some of our securitizations. The term reverse repurchase financing funds mortgages that are specifically allocated to securitization transactions, which allows us to reduce overall borrowings outstanding on reverse repurchase agreements with other lenders during the period immediately prior to the settlement of the securitization. Terms and interest rates on the term reverse repurchase facilities are generally lower than on other reverse repurchase agreements. Term reverse repurchase financing is generally repaid within 30 days from the date funds are advanced.

We expect to continue to use short-term reverse repurchase facilities to fund the acquisition of mortgages. If we cannot renew or replace maturing borrowings, we may have to sell, on a whole loan basis, the mortgages securing these facilities, which, depending upon market conditions may result in substantial losses. Additionally, if for any reason the market value of our mortgages securing reverse repurchase facilities decline, our lenders may require us to provide them with additional equity or collateral to secure our borrowings, referred to as a margin call, which may require us to sell mortgages at substantial losses.

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

During the first six months of 2007, we issued $3.9 billion of securitized mortgage borrowings to provide long-term financing for $3.9 billion of primarily Alt-A and commercial mortgages. Historically, because of the credit profile, historical loss performance and prepayment characteristics of our Alt-A and commercial mortgages, we have been able to borrow a higher percentage against the principal balance of mortgages held as securitized mortgage collateral, which means that we have to provide less initial capital upon completion of securitized mortgage borrowings. Capital investment in the securitized mortgage borrowings is established at the time securitized mortgage borrowings are issued at levels sufficient to achieve desired credit ratings on the securities from credit rating agencies.

In conjunction with certain reverse repurchase facilities, the Company has deposited restricted cash collateral to satisfy margin calls placed by the Company’s lenders.

Additionally, one of the Company’s reverse repurchase agreements with total capacity of $750 million expired in June of 2007, per the terms of the arrangement and was not renewed.  In August 2007, the Company amended its agreement with one of its lenders primarily increasing the pricing structure should the Company exceed a specified level of borrowing, which is above the current borrowing level.

In August 2007, the Company entered into a new reverse repurchase agreement with a current lender with all the same terms as previously except conforming covenants to be primarily the same as other lenders, the profitability covenant is not effective until June 2008.

Associated with the acquisition of certain assets from PFC, in August 2007, the Company entered into a new warehouse agreement with a new lender with a borrowing capacity of $98.0 million and covenants similar to the Company’s other borrowing facilities.

Repo obligations. At the Completion of a loan securitization the Company will occasionally borrow money using the future cash flows from the spread (NIM) between the mortgage loans and securitized mortgage borrowings; in addition the Company has collateralized some repo loans using the future cash flows of the residual interest as collateral.

Loans financed with repo credit facilities and securities are subject to changing market valuation and margin calls. The market value is dependent on a variety of economic conditions, including interest rates, borrower demand, borrower creditworthiness, and end investor desire and capacity. The market value of our securities is also dependent on a variety of economic conditions, including default rates on the underlying loans and market demand for the types of securities we retain from our securitizations and purchase from other issuers. To the extent the value of the loans or securities declines below an acceptable level, we may be required to repay portions of the amounts we have borrowed.

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

The mortgage and commercial operations sold $3.2 billion of mortgages to the long-term investment operations during the first six months of 2007 and sold $1.1 billion of mortgages to third party investors through whole loan sales. Generally, the mortgage operations sold mortgage servicing rights on all mortgages sold during the first six months of 2007, but retained all master servicing rights. The sale of mortgage servicing rights generated substantially all cash, which was used to acquire and originate additional mortgage assets.

Since we rely significantly upon sales and securitizations to generate cash proceeds to repay borrowings and to create credit availability, any disruption in our ability to complete sales and securitizations may require us to utilize other sources of financing, which, if available at all, may be on less favorable terms. In addition, delays in closing sales and securitizations of our mortgages increase our risk by exposing us to credit, interest rate, and liquidity risk for this extended period of time.

Issuance of Common and Preferred Stock.  We have a shelf registration statement that allows us to sell up to $1.0 billion of securities, including common stock, preferred stock, debt securities and warrants.

On September 30, 2005, the Company entered into a common stock sales agreement with Brinson Patrick Securities Corporation (Brinson Patrick) for the sale of up to 7.5 million shares of its common stock from time to time through Brinson Patrick as sales agent.  No shares of common stock were sold during the second quarter of 2007.

On September 30, 2005, the Company entered into a Preferred Stock sales agreement with Brinson Patrick, for the sale of up to 800,000 shares of its 9.125% Series C Cumulative Redeemable Preferred Stock (Series C Preferred Stock) from time to time through Brinson Patrick as sales agent. No shares of preferred stock were sold during the second quarter of 2007.

For the six months ended June 30, 2007, the ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends was 0.59x and 0.58x, respectively.  Earnings used in computing the ratio of earnings to fixed charges consist of net earnings before income taxes plus fixed charges. Fixed charges include interest expense on debt and the portion of rental expense deemed to represent the interest factor. The amount of the shortfall of earnings to fixed charges for the six months ended June 30, 2007, was $269.1 million, which represents losses before taxes.

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

Off Balance Sheet Arrangements

When we sell loans through whole-loan sales, we are required to make normal and customary representations and warranties about the loans to the purchaser. Our whole-loan sale agreements generally require us to repurchase loans if we breach a representation or warranty given to the loan purchaser. In addition, we may be required to repurchase loans as a result of borrower fraud or if a payment default occurs on a mortgage loan shortly after its sale. Because the loans are no longer on our balance sheet, the recourse component is considered a guarantee. During the second quarter of 2007, we sold $417.8 million of loans with recourse compared to $657.7 million in the first quarter of 2007. We maintained a $27.8 million reserve related to these guarantees as of June 30, 2007 compared with a reserve of $17.1 million as of March 31, 2007. During the second quarter of 2007 we paid $13.3 million in cash to repurchase loans previously sold to third parties as compared to $57.2 million during the first quarter of 2007.

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

The use of derivatives to manage risk associated with changes in interest rates is an integral part of our strategy. The amount of cash payments or cash receipts on derivatives is determined by (1) the notional amount of the derivative and (2) current interest rate levels in relation to the various strikes or coupons of derivatives during a particular time period. As of June 30, 2007 and December 31, 2006, we had notional balances of interest rate swaps, caps, and floors of $19.6 billion and $19.5 billion, respectively, with net fair values of $139.6 million and $132.5 million, respectively, pertaining to our current and pending securitizations. By using derivatives, we attempt to minimize the effect of both upward and downward interest rate changes on our long-term mortgage portfolio. Our goal is to moderate significant changes to base case net interest income, including net cash flows from derivatives, as interest rates change. We primarily acquire swaps, and to a lesser extent caps, to essentially convert our adjustable rate securitized mortgage borrowings into fixed rate borrowings. For instance, we receive one-month LIBOR on swaps, which offsets interest expense on adjustable rate securitized mortgage borrowings, and we pay a fixed interest rate.

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

The following table estimates the financial effect to base case, including net cash flow from derivatives, from various instantaneous and parallel shifts in interest rates based on both our consolidated structure and un-consolidated structure, which refers to the notional amount of derivatives that are not recorded on our balance sheet as of May 31, 2007 (dollar amounts in millions):

	Changes in base case as of May 31, 2007 (1)
	Excluding net cash flow on derivatives		Net cash flow on derivatives	Including net cash low on derivatives
Instantaneous and Parallel Change in Interest Rates (2)	$	(%)	$	$	(%)
Up 300 basis points, or 3% (3)	(372)	(412)	345	(27)	(16)
Up 200 basis points, or 2%	(231)	(256)	230	(1)	(1)
Up 100 basis points, or 1%	(107)	(118)	115	8	5
Down 100 basis points or 1%	92	102	(104)	(12)	(7)
Down 200 basis points or 2%	179	199	(205)	(26)	(16)
Down 300 basis points or 3%	264	292	(304)	(40)	(24)

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

(3)                       This simulation was added to our analysis as it is relevant in light of the interest rate environment as of May 31, 2007 and the projected forward yield curve for 2007 and 2008.

In the previous table, the up 100 basis point scenario as of May 31, 2007 represents our projection of the net change from base case net interest income, which is derived from assumptions as previously discussed, if market interest rates were to immediately rise by 100 basis points. This means that we increase interest rates at all data points along our projected forward yield curve by 100 basis points and recalculate our projection of net interest income over the next 12 months. In addition, based on changes in interest rates, or changes in our forward yield curve, our model adjusts mortgage prepayment rates and recalculates amortization of acquisition and securitization costs and net cash receipts or payments on derivatives as part of the calculation of net interest income. Thus, if a 100 basis point interest rate increase occurred, the projected volatility to net interest income is positively impacted through our use of derivatives.

We estimate net interest income along with net cash flows from derivatives for the next twelve months using balance sheet data and the notional amount of derivatives as of May 31, 2007 and 12-month projections of the following primary drivers affecting net interest income:

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

ITEM 4:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We are committed to maintaining disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13-a-15(e) or 15d – 15 (e)) designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) (who is currently performing the functions of both the principal executive and financial officer), to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures based on the application of management’s judgment.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our CEO (who is currently performing the functions of both the principal executive and financial officer), conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e). Based on this evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level at June 30, 2007.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2007, there were no changes to internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  During the second quarter, the Company acquired production facilities from a privately held company (PFC) resulting in the addition of certain systems and processes.    The Company is in the process of evaluating associated risks due to this acquisition in addition to any changes to internal control over financial reporting as a result of the acquisition.

PART II. OTHER INFORMATION

ITEM 1:                               LEGAL PROCEEDINGS

The Company’s 2006 10-K reported shareholder derivative actions filed against the Company and its senior officers and directors in the U.S. District Court, Central District of California and Orange County Superior Court.  In 2007, the Company entered into an agreement to settle the currently pending federal and state derivative actions against the Company and its senior officers and directors. Under the proposed settlement, all claims asserted against the officers and directors named as defendants in those actions will be dismissed with prejudice with no admission of wrongdoing on the part of any defendant and the Company will agree to certain corporate governance practices. In addition, the proposed settlement will provide for an aggregate cash payment of up to $300,000 in attorney’s fees subject to plaintiff’s application to and approval by the court, which will be paid entirely by the Company’s insurance carriers and will have no effect on the financial position of the Company.  The settlement was executed and approved by the court on June 19, 2007.  Subsequent to that, an objecting stockholder filed an appeal and, as such, the settlement is not final until the appeal is resolved.

Please refer to IMH’s report on Form 10-K for the year ended December 31, 2006 and report on Form 10-Q for the period ended March 31, 2007 for a further description of litigation and claims.

We believe that we have meritorious defenses to the above claims and intend to defend these claims vigorously. Nevertheless, litigation is uncertain and we may not prevail in the lawsuits and can express no opinion as to their ultimate resolution. An adverse judgment in any of these matters could have a material adverse effect on us.

ITEM 1A:                      RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2006 and our quarterly report on Form 10-Q for the period ended Match 31, 2007 include a detailed discussion of our risk factors. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K and Form 10-Q.

Risks related to current market conditions

Current and anticipated deterioration in the housing market may adversely effect our results of operations by resulting in lower loan volumes, lower loan prices and increased loss severities

During the second quarter of 2007 the mortgage industry and the residential housing market continued to deteriorate as home prices declined.   The difficulty that arose as a result of this has spread across various mortgage sectors, including the market in which we operate.  A continued decline, or a lack of increase in real estate values, may result in additional increases in delinquencies and losses on our mortgage inventory both held for sale and held for investment.   Deterioration and decline in the housing industry can also adversely affect sales in the secondary mortgage market as investors may have concerns about mortgage payment defaults thereby adversely decreasing the price in the secondary market of loans that we own, originate and acquire.   Furthermore, changes in market conditions may cause us to re-evaluate our strategy regarding certain assets that could result in additional valuation adjustments relating to our loan portfolio and real estate owned.  If market conditions continue to deteriorate, we may need to continue to reassess the market value of loans held for sale, the loss severities of loans in default and the net realizable value of our real estate owned, which may result in additional write-offs in the future, and future margin calls. We have received a significant amount of margin calls from our lenders and continue to receive margin calls due to the current market environment, we intend to satisfy these margin calls; however, we cannot make any assurances we will satisfy margin calls received in the future.

Current conditions in the secondary market could materially impact our finances, earnings and our business operations

As a result of the unprecedented uncertainty and disruption in the capital markets and secondary mortgage markets we are making changes in our business strategies and operations.  The reduced liquidity and investor demand for mortgage loans and mortgage backed securities, and the increased yield requirements for such instruments, may continue or get worse in the future.  We have tightened our underwriting guidelines and suspended the origination and purchase of what is typically identified as Alt-A loans which will decrease our loan volumes.  Through our acquisition of certain assets we have entered in to retail lending business with expertise in conforming mortgage markets however these markets may prove to be less profitable and having lower volumes than our previous operations which may have an adverse effect on our earnings.

Traditionally we have relied upon the securitization market to create a secondary market for our loans.  The current disruption in that market caused by, among other things, an increased default rate on residential mortgage loans, an increase in the number of ratings downgrades with respect to bonds issued in connection with securitization of loans, the lack of liquidity in the bond market and the financial condition of many companies that typically participate in this market have negatively affected our ability to access the securitization market for our mortgage loans and mortgage securities.  This, coupled with the lack of a market for the sale of whole loans, and the fact that if such sales are negotiated they may be on terms and conditions less favorable or profitable than they have historically been, has also adversely affected the securization market.  As a result we cannot assure you that we will have purchasers for our loans on terms and conditions that will be profitable to us at all.  An inability to obtain long term funding for our mortgage loans or mortgage securities on attractive terms or a continued weakness in the markets demand for our mortgage loans or securities would harm our results of operations, financial condition, liquidity and business prospects and could result in defaults under our short term financing arrangements for such assets.  Realigning our operations with these changes in the market could substantially decrease our loan originations.  Furthermore, we could be forced to sell assets on unfavorable terms or to seek additional means to reduce losses or raise funds, including without limitation reducing, eliminating or disposing of our mortgage origination, mortgage purchasing, warehouse lending, loan servicing or other operations.

We have operated under waivers provided by lenders with respect to certain covenants on our credit facilities.  A failure to obtain such waivers can result in the lender’s ability to accelerate repayment

Certain of our reverse repurchase agreements contain numerous representations, warranties and covenants, including requirements to maintain a certain minimum net worth, to maintain minimum equity ratios, to maintain our REIT status, to maintain certain profitability levels and other customary debt covenants.  Events of default under these facilities can constitute a material breach of representations and warranties and as such allows the lenders to pursue certain remedies which may constitute a cross default under other agreements.  Such acts may cause us to lose the ability to access these financing facilities or to lose the right to a timely liquidation of any assets on such facilities.  There can be no assurance that we can continue to obtain such waivers and as such the lenders will have the right to accelerate our repayment obligations which may have an adverse impact on our ability to fund mortgage loans and to be profitable.

Changes in lending requirements and programs may negatively effect our operations

As a result of the suspension of our Alt-A loan originations and purchases our business is more dependent on the origination of commercial loans and conforming loans that are eligible to be sold to government agencies which may negatively affect our loan volumes and profitability.  Further, any increase in prevailing market interest rates may result in increased payments for borrowers who have adjustable rate mortgage loans and for new borrowers.  Moreover, with respect to hybrid mortgage loans after their initial fixed rate period and with respect to mortgage loans with a negative amortization feature or an interest only feature borrowers may experience a substantial increase in their monthly payments even, in some cases, without an increase in prevailing market interest rates.  This may affect the performance of our mortgage loans or mortgage operations.

The federal banking agencies also published a final Statement on Subprime Mortgage Lending (“Statement”) on June 29, 2007 to address certain risks and emerging issues relating to subprime mortgage lending practices.  On July 17, 2007 the CSBS, the AARMR and the National Association of Consumer Credit Administrators issued a statement substantially similar.  These statements specify that an institution’s analysis of a borrower’s repayment capacity should include an evaluation of the borrower’s ability to repay the debt by its final maturity at the fully indexed rate, assuming a fully amortizing repayment schedule.  In addition, stated income and reduced documentation should be accepted only if there are documented mitigating factors that clearly minimize the need for verification of a borrower’s repayment capacity.  The effect of this is unclear.  However, it is likely to result in further changes in our origination guidelines thereby affecting our volumes and quality of loans.  This may have a negative effect on our ability to sell loans on a profitable basis in the future.

ITEM 2:                               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:                               DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:                               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 1, 2006, we held our annual meeting of stockholders. Of 76,126,442 shares eligible to vote, 69,476,151, or 91.3%, votes were returned, formulating a quorum.  At the annual stockholders meeting, the following matters were submitted to stockholders for vote Proposal I - Election of Directors and Proposal II - Ratification of the appointment of Ernst & Young LLP as our independent auditors for the year ending December 31, 2007.

Proposal I—Election of Directors

The results of voting on these proposals are as follows:

Director	For	Against	Elected
Joseph R. Tomkinson	67,007,657	2,468,493	Yes
William S. Ashmore	67,005,688	2,470,462	Yes
James Walsh	66,766,365	2,709,785	Yes
Frank P. Filipps	66,794,583	2,681,567	Yes
Stephan R. Peers	66,779,725	2,696,425	Yes
William E. Rose	67,226,504	2,249,646	Yes
Leigh J. Abrams	66,903,645	2,572,505	Yes

All directors are elected at our annual stockholders meeting.

Proposal II – Ratification of the appointment of Ernst & Young LLP as our independent auditors for the year ending December 31, 2007.

Proposal II was approved with 67,850,912 shares voted for, 892,206 voted against and 733,029 abstained from voting, thereby, ratifying the appointment of Ernst & Young LLP as our independent auditors for the year ending December 31, 2007.

ITEM 5:                               OTHER INFORMATION

As of the filing date of this report Joseph R. Tomkinson, the Company’s Chairman and Chief Executive Officer, is also performing the functions of the principal financial officer while Gretchen Verdugo, the Company’s Executive Vice President and Chief Financial Officer, has been out due to an illness from May 22, 2007 through June 20, 2007 and June 27, 2007 through July 31, 2007.  Ms. Verdugo’s leave has recently been extended to a medical leave of absence with an estimated duration until September 15, 2007 during which time Mr. Tomkinson will continue to perform the functions as principal financial officer.  Further information regarding Mr. Tomkinson, his business experience and arrangements with the Company are hereby incorporated by reference from the sections entitled “Information Concerning Director Nominees” and “Employment Agreements” of the Company’s proxy statement filed with the Securities and Exchange Commission on April 27, 2007.

ITEM 6:                               EXHIBITS

(a)         Exhibits:

12.1	Statements re: computation of ratios
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Information from Proxy Statement re: Joseph R. Tomkinson

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

IMPAC MORTGAGE HOLDINGS, INC.

/s/ Joseph R. Tomkinson
by: Joseph R. Tomkinson
Chief Executive Officer
(authorized officer of registrant and principal executive and financial officer)

Date: August 14, 2007