Form 10-Q
period 2007-09-30
IMPAC MORTGAGE HOLDINGS INC
filed 2007-12-20
CIK 1000298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007 or

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

12b-2)    Yes ☐ No ☒

There were 76,083,865 shares of common stock outstanding as of December 14, 2007.

IMPAC MORTGAGE HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

TABLE OF CONTENTS

	PART I. FINANCIAL INFORMATION
		Page
ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS	2
	Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006	2
	Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2007 and 2006	3
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006	5
	Notes to Unaudited Consolidated Financial Statements	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	24
	Forward-Looking Statements	24
	The Mortgage Banking Industry and Discussion of Relevant Fiscal Periods	24
	Review of Performance	25
	Critical Accounting Policies	29
	Selected Financial Results for the Third Quarter of 2007	31
	Third Quarter and Year-to-date 2007 Taxable Income	32
	Financial Condition and Results of Operations	34
	Liquidity and Capital Resources	55

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	57

ITEM 4.	CONTROLS AND PROCEDURES	60

	PART II. OTHER INFORMATION	61

ITEM 1.	LEGAL PROCEEDINGS	61

ITEM 1A.	RISK FACTORS	61

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	64

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	64

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	64

ITEM 5.	OTHER INFORMATION	65

ITEM 6.	EXHIBITS	65

	SIGNATURES	66

	CERTIFICATIONS

	EXPLANATORY NOTE

During the third quarter of 2007, the Company’s Board of Directors elected to discontinue the Alt-A mortgage operations (IFC), commercial operations (ICCC), and warehouse lending operations (IWLG). The information contained throughout this document is presented on a continuing operations basis, unless otherwise stated.

PART I. FINANCIAL INFORMATION

ITEM 1.       CONSOLIDATED FINANCIAL STATEMENTS

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except share data)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Cash and cash equivalents	$41,186	$151,714
Securitized mortgage collateral	18,741,520	20,936,515
Allowance for loan losses	(911,218)	(77,684)
Mortgages held-for-sale - retail operations	133,497	—
Investment securities available-for-sale	16,274	31,582
Accrued interest receivable	103,255	107,913
Derivative assets	36,153	142,793
Real estate owned (REO), net	360,472	137,331
Assets of discontinued operations	810,574	2,086,216
Other assets	78,663	82,575
Total assets	$19,410,376	$23,598,955

LIABILITIES
Securitized mortgage borrowings	$18,712,217	$20,527,001
Reverse repurchase agreements	148,116	163,890
Trust preferred securities	98,232	97,661
Liabilities of discontinued operations	832,216	1,774,371
Derivative liabilities	41,098	14,752
Other liabilities	71,813	11,750
Total liabilities	19,903,692	22,589,425

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Series-A junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	—	—
Series-B 9.375% cumulative redeemable preferred stock, $0.01 par value; liquidation value $50,000; 2,000,000 shares authorized, 2,000,000 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	20	20
Series-C 9.125% cumulative redeemable preferred stock, $0.01 par value; liquidation value $111,765; 5,500,000 shares authorized; 4,470,600 and 4,444,000 shares outstanding as of September 30, 2007 and December 31, 2006, respectively	45	44

Common stock, $0.01 par value; 200,000,000 shares authorized; 76,083,865 shares issued and outstanding as of September 30, 2007 and December 31, 2006	761	761
Additional paid-in capital	1,173,350	1,170,872
Accumulated other comprehensive income	291	2,357
Net accumulated deficit:
Cumulative dividends declared	(800,191)	(762,382)
Retained earnings (deficit)	(867,592)	597,858
Net accumulated deficit	(1,667,783)	(164,524)
Total stockholders’ (deficit) equity	(493,316)	1,009,530
Total liabilities and stockholders’ equity	$19,410,376	$23,598,955

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
INTEREST INCOME:
Mortgage assets	$313,307	$259,359	$932,580	$843,845
Other	465	1,695	3,784	5,438
Total interest income	313,772	261,054	936,364	849,283

INTEREST EXPENSE:
Securitized mortgage borrowings	294,570	289,837	889,851	888,056
Reverse repurchase agreements	5,274	344	12,488	981
Other borrowings	2,230	2,299	6,721	6,986
Total interest expense	302,074	292,480	909,060	896,023

Net interest income (expense)	11,698	(31,426)	27,304	(46,740)
Provision for loan losses	789,445	3,533	979,740	3,638
Net interest expense after provision for loan losses	(777,747)	(34,959)	(952,436)	(50,378)

NON-INTEREST INCOME:
Change in fair value of derivative instruments	(137,553)	(150,051)	(138,334)	(91,155)
Realized gain from derivative instruments	28,815	60,595	103,840	156,582
Provision for repurchases	(4,553)	—	(4,553)	—
(Loss) gain on sale of other real estate owned	(5,571)	485	(6,716)	1,740
Amortization of mortgage servicing rights	(188)	(380)	(603)	(1,112)
Lower of cost or market writedown	(6,657)	—	(7,396)	—
Loss on sale of loans	(27,586)	(20)	(26,195)	(1,407)
Provision for REO losses	(40,371)	—	(68,445)	—
Other (expense) income	(1,056)	8,383	4,367	26,664
Total non-interest income (expense)	(194,720)	(80,988)	(144,035)	91,312

NON-INTEREST EXPENSE:
General and administrative and other expense	8,154	1,868	25,293	5,831
Occupancy expense	4,814	413	6,986	1,263
Personnel expense	6,127	2,234	14,089	4,151
Data processing expense	1,425	1,478	4,181	3,434
Professional services	622	285	2,212	1,464
Equipment expense	493	502	1,400	1,565
Total non-interest expense	21,635	6,780	54,161	17,708
Net (loss) earnings from continuing operations	(994,102)	(122,727)	(1,150,632)	23,226
Income tax expense from continuing operations	3,056	1,700	12,012	8,070
Net (loss) earnings from continuing operations	(997,158)	(124,427)	(1,162,644)	15,156
Loss from discontinued operations, net of tax	(194,077)	(3,264)	(302,806)	(30,923)
Net (loss) earnings	(1,191,235)	(127,691)	(1,465,450)	(15,767)
Cash dividends on cumulative redeemable preferred stock	(3,722)	(3,672)	(11,165)	(11,016)
Net loss available to common stockholders	$(1,194,957)	$(131,363)	$(1,476,615)	$(26,783)

See accompanying notes to consolidated financial statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net loss	$(1,191,235)	$(127,691)	$(1,465,450)	$(15,767)
Net unrealized (losses) gains on securities:
Unrealized holding losses arising during year	(700)	(237)	(673)	(2,015)
Reclassification of (losses) gains included in net earnings	(243)	—	(1,393)	143
Net unrealized losses	(943)	(237)	(2,066)	(1,872)
Comprehensive loss	$(1,192,178)	$(127,928)	$(1,467,516)	$(17,639)

Net loss per common share - Basic:
Loss from Continuing Operations	$(13.11)	$(1.63)	$(15.28)	$0.20
(Loss) earnings from Discontinuing Operations	(2.55)	(0.04)	(3.98)	(0.41)
Net Loss per share	$(15.66)	$(1.68)	$(19.26)	$(0.21)

Net loss per common share - Diluted:
Loss from Continuing Operations	$(13.11)	$(1.63)	$(15.28)	$0.20
(Loss) earnings from Discontinuing Operations	(2.55)	(0.04)	(3.98)	(0.41)
Net Loss per share	$(15.66)	$(1.68)	$(19.26)	$(0.21)

Net Loss per share available to common shareholders	$(15.71)	$(1.73)	$(19.41)	$(0.35)
Dividends declared per common share	$—	$0.25	$0.10	$0.75

See accompanying notes to consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Nine Months
	Ended September 30,
	2007	2006
		restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings of continuing operations	$(1,162,644)	$15,156
Continuing operations adjustments to reconcile net earnings to net cash used in operating activities:
Provision for loan losses	979,740	3,638
Provision for REO losses	68,445	—
Amortization of deferred charge, net	12,071	15,872
Amortization of premiums, securitization costs and debt issuance costs	117,180	181,769
Loss (gain) on sale of other real estate owned	6,716	(1,740)
Loss on sale of loans	26,195	1,407
Provision for repurchases	4,553	—
Loss on lower of cost or market writedown	7,396	—
Change in fair value of derivative instruments	138,334	91,155
Purchase of mortgages held-for-sale	(686,271)	—
Sale and principal reductions on mortgages held-for-sale	546,223	—
Stock-based compensation	1,960	1,628
Goodwill impairment	12,360	—
Impairment of long lived assets	1,200	—
Write-down of securities available-for-sale	11,304
Net change in other assets and liabilities	(13,994)	(11,869)
Net cash provided by operating activities of continuing operations	70,768	297,016

Net loss in discontinued operations	(302,806)	(30,923)
Discontinued operations adjustments to reconcile net earnings to net cash used in operating activities:
Provision for repurchases	41,883	7,233
Loss on lower of cost or market writedown	133,203	15,284
Provision for loan losses	4,867	(349)
Purchase of mortgages held-for-sale	(4,162,759)	(8,301,684)
Sale and principal reductions on mortgages held-for-sale	1,549,318	6,397,450
Loss (gain) on sale of loans	47,401	(37,019)
Depreciation and amortization	3,167	4,392
Impairment of long lived assets	11,614	—
Net change in other assets and liabilities	(16,887)	935
Net cash used in operating activities of discontinued operations	(2,690,999)	(1,944,681)
Net cash used in by operating activities	(2,620,231)	(1,647,665)

	For the Nine Months
	Ended September 30,
	2007	2006
		restated
CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in securitized mortgage collateral	4,749,658	6,865,027
Net change in mortgages held-for-investment	(2,061)	87,560
Purchase of investment securities available-for-sale	—	34,909
Purchase of premises and equipment	(6,286)	—
Net principal change on investment securities available-for-sale	2,816	(27,180)
Proceeds from the sale of other real estate owned	163,437	61,963
Other investing cash flows from continuing operations	—	91
Net cash provided by investing activities of continuing operations	4,907,564	7,022,370

Finance receivable advances to customers	(2,077,204)	(3,527,463)
Repayments of finance receivables	2,348,536	3,579,915
Net change in securitized mortgage collateral	103,117	(136,004)
Other investing cash flows from discontinued operations	23,342	68
Net cash (used in) provided by investing activities of discontinued operations	397,791	(83,484)
Net cash provided by investing activities	5,305,355	6,938,886

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from securitized mortgage borrowings	3,858,143	2,863,509
Repayment of securitized mortgage borrowings	(5,690,970)	(7,186,872)
Common stock dividends paid	(26,644)	(53,281)
Preferred stock dividends paid	(11,165)	(11,016)
Purchases of common stock	—	(951)
Proceeds from exercise of stock options	—	824
Proceeds from sale of cumulative redeemable preferred stock	608	203
Other financing cash flows from continuing operations	—	69,364
Net cash used in investing activities of continuing operations	(1,870,028)	(4,318,220)

Cash disbursements under reverse repurchase agreements	(7,323,114)	(15,905,924)
Cash receipts from reverse repurchase agreements	6,382,254	14,948,926
Other financing cash flows from discontinued operations	—	(723)
Net cash used in investing activities of discontinued operations	(940,860)	(957,721)
Net cash used in financing activities	(2,810,888)	(5,275,941)

Net change in cash and cash equivalents	(125,764)	15,280
Cash and cash equivalents at beginning of period	179,677	146,621
Cash and cash equivalents at end of period - Continuing Operations	41,186	125,659
Cash and cash equivalents at end of period - Discontinued Operations	12,727	36,242
Cash and cash equivalents at end of period	$53,913	$161,901

SUPPLEMENTARY INFORMATION:
Interest paid	$962,336	$862,033
Taxes paid	116	45

NON-CASH TRANSACTIONS:
Accumulated other comprehensive loss	$(2,066)	$(1,872)
Dividends declared but unpaid	—	19,021
Transfer of mortgages to other real estate owned	3,046	129,785
Transfer of securitized mortgage collateral to other real estate owned	419,411	—
Transfer of loans held-for-sale to securitized mortgage collateral	3,245,500	—
Transfer of securitized mortgage collateral to loans held-for-sale	27,040	—
Transfer of assets from discontinued operations to continuing operations	4,012	—

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

Note A—Summary of Business and Significant Accounting Policies

1.     Business Summary and Financial Statement Presentation

Market Conditions

Conditions in the secondary markets, which dramatically worsened during the third quarter, continue to be depressed as investor concerns over credit quality and a weakening of the United States housing market remain high. As a result, the capital markets remain very volatile and illiquid and, have effectively been unavailable to the Company. The Company believes the existing conditions in the secondary markets are unprecedented since the Company’s inception and, as such, inherently involve significant risks and uncertainty. These conditions could continue to adversely impact the performance of our long term investment portfolio. Until bond spreads and credit performance return to more rational levels, it will be impossible for the Company to execute securitizations and loan sales. As a result, in the third quarter the Company has been forced to further alter its business strategies and discontinue the correspondent and wholesale mortgage operations and the warehouse operations in response to the market conditions.

During the second quarter of 2007 the Company accumulated mortgages in the normal course of business; however, starting in July 2007, the secondary mortgage market halted their purchase of investments backed by mortgage loans. As a result the Company was unable to securitize the mortgage loans, which led to significant margin calls during the third quarter of 2007, reducing the Company’s cash position.

The Company has taken steps to reduce operating costs, including reducing staff and lease costs, to a level at which the cashflows from the long-term mortgage portfolio and its master servicing portfolio could support the Company’s ongoing operations. The Company continues to re-size the organization to a level more in line with its ongoing operations. Once the Company is able to eliminate the remaining reverse repurchase lines in discontinued operations the Company should be able to meet its liquidity needs from cash flows generated from the long-term mortgage portfolio and its master servicing fees. In an effort to maintain capital, the Company did not declare a cash dividend on our common stock during the third quarter of 2007.

As of September 30, 2007, the Company has negative net worth. While the Company continues to pay its obligations as they become due, the ability of the Company to continue is dependent upon many factors, particularly the Company’s ability to realize the value of its investment portfolio. There can be no assurance of the Company’s ability to do so.

Discontinued Operations

As a result of the Company’s inability to sell or securitize non-conforming loans, the Company has discontinued funding loans other than conforming agency loans.

As a result of the market conditions as described above, the Company discontinued the following businesses:

•                            the non-conforming Mortgage Operations conducted by IFC and ISAC;

•                            the Commercial Operations conducted by ICCC; and

•                            the Warehouse Lending Operations conducted by IWLG.

The Company announced plans to exit certain operations in August 2007. The amounts presented in the notes to the financial statements, include amounts solely from continuing operations, excluding Note 2, Note 4 and Note K, which include amounts related to discontinued operations.

Asset Purchase and Related Impairment

In May 2007, the Company completed the acquisition of certain production facilities from Pinnacle Financial Corporation (PFC), which is primarily located in the East Coast of the United States. In conjunction with the acquisition the Company created the Impac Home Loans (IHL) a division of IFC. The IHL retail platform originates agency loans. This transaction was recorded as a business combination for accounting purposes resulting in the Company initially recording $12.4 million in goodwill. Because of the current market environment, the goodwill was impaired and the Company had recorded an impairment charge for the full amount during the second quarter of 2007.

Business Summary

Impac Mortgage Holdings, Inc. (the Company or IMH) is a Maryland corporation incorporated in August 1995 and has the following subsidiaries: IMH Assets Corp. (IMH Assets), Impac Warehouse Lending Group, Inc. (IWLG), and Impac Funding Corporation (IFC), together with its wholly-owned subsidiaries Impac Secured Assets Corp. (ISAC), and Impac Commercial Capital Corporation (ICCC).

During the third quarter of 2007, the Company’s board of directors elected to discontinue the non-conforming mortgage operations (IFC), commercial operations (ICCC), and warehouse lending operations (IWLG).

Currently, the Company consists of:

•                          the Long-Term Investment operations conducted by IMH and IMH Assets; and

•                          the Retail Mortgage operations conducted by Impac Home Lending (IHL), a division of IFC.

The long-term investment operations generate earnings primarily from net interest income earned on mortgages held as securitized mortgage collateral and mortgages held-for-investment collectively (long-term mortgage portfolio) and associated hedging derivative cash flows. The long-term mortgage portfolio, as reported on the Company’s consolidated balance sheet, consist of mortgages held as securitized mortgage collateral and mortgages held-for-investment.

The retail mortgage operations continue to originate and sell agency conforming adjustable rate mortgages (ARMs) and fixed rate mortgages (FRMs). The retail mortgage operations generate income by selling mortgages to permanent investors. These operations also earn interest income on mortgages held-for-sale. The retail mortgage operations use short term reverse warehouse facilities to finance the origination of mortgages. The Company has been notified that its lender to the retail operations is considering winding down the available line. The Company will either dispose of the retail mortgage operations, or discontinue and wind down the operations by March 31, 2008.

Financial Statement Presentation

The accompanying unaudited consolidated financial statements of IMH and our subsidiaries (as defined above) have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the nine-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

All significant inter-company balances and transactions have been eliminated in consolidation. In addition, certain amounts in the prior periods’ consolidated financial statements have been reclassified to conform to the current year presentation.

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these financial statements in conformity with GAAP. The items affected by management’s estimates and assumptions include allowance for loan losses, valuation of derivative financial instruments, net realizable value of real estate owned (REO), lower of cost or market adjustment to loans held-for-sale, repurchase liabilities related to sold loans, valuation of residual interests, asset impairment charges, restructuring charges, and the amortization of various loan premiums and discounts due to prepayment estimates. Actual results could differ materially from those estimates.

2.    Discontinued Operations

During the third quarter of 2007, the Company announced plans to exit substantially all of its mortgage, the commercial, and the warehouse lending operations. Consequently, the amounts related to these operations are presented as discontinued operations in our consolidated statements of income and our consolidated statements of cash flows, and the asset groups to be exited are reported as assets and liabilities of discontinued operations in our consolidated balance sheets for the periods presented.

The following tables present discontinued operations condensed balance sheets for the periods ended September 30, 2007 and December 31, 2006;

	Discontinued Operations
	as of September 30,
	2007
		Mortgage			Total
	Warehouse	Operations (2)	Commercial	Inter-	Discontinued
Balance Sheet Items:	Lending	(IFC)	Operations	Company (1)	Operations
Securitized mortgage collateral and mortgages held-for-investment	$—	$—	$—	$—	$—
Mortgages held-for-sale	—	592,376	129,295	—	721,671
Finance receivables	994,768	—	—	(959,818)	34,950
Allowance for loan losses	(7,759)	—	—	—	(7,759)
Total assets	1,179,849	804,543	129,680	(1,303,498)	810,574
Reverse repurchase agreements	923,733	714,182	130,581	(992,850)	775,646

	Discontinued Operations
	as of December 31,
	2006
		Mortgage			Total
	Warehouse	Operations (2)	Commercial	Inter-	Discontinued
Balance Sheet Items:	Lending	(IFC)	Operations	Company (1)	Operations
Securitized mortgage collateral and mortgages held-for-investment	$—	$114,315	$—	$—	$114,315
Mortgages held-for-sale	—	1,382,626	179,293	—	1,561,919
Finance receivables	1,847,097	—	—	(1,540,816)	306,281
Allowance for loan losses	(10,598)	(3,493)	—	—	(14,091)
Total assets	1,966,317	1,629,180	181,406	(1,690,687)	2,086,216
Reverse repurchase agreements	1,716,512	1,356,524	176,800	(1,533,331)	1,716,505

The following tables present discontinued operations condensed statement of operations for the three and nine month periods ended September 30, 2007 and 2006.

	Discontinued Operations
	for the nine months ended September 30,
	2007
		Mortgage			Total
	Warehouse	Operations (2)	Commercial	Inter-	Discontinued
Income Statement Items:	Lending	(IFC)	Operations	Company (1)	Operations
Net interest income (expense)	$18,203	$(7,622)	$(2,424)	$5,758	$13,915
Provision (benefit) for loan losses	4,979	(112)	—	—	4,867
Realized gain from derivative instruments	—	910	270	—	1,180
Change in fair value of derivative instruments	—	(3,479)	(1,479)	—	(4,958)
Other non-interest (expense) income	1,481	(194,106)	(6,376)	(24,671)	(223,672)
Non-interest expense and income taxes	8,508	67,267	8,629	—	84,404
Net earnings (loss)	$6,197	$(271,452)	$(18,638)	$(18,913)	$(302,806)

	Discontinued Operations
	for the three months ended September 30,
	2007
		Mortgage			Total
	Warehouse	Operations (2)	Commercial	Inter-	Discontinued
Income Statement Items:	Lending	(IFC)	Operations	Company (1)	Operations
Net interest income (expense)	$6,025	$(1,691)	$(2,041)	$789	$3,082
Provision for loan losses	2,637	170	—	—	2,807
Realized gain from derivative instruments	—	54	52	—	106
Change in fair value of derivative instruments	—	(1,098)	(2,780)	—	(3,878)
Other non-interest (expense) income	267	(146,028)	(6,106)	—	(151,867)
Non-interest expense and income taxes	3,966	31,768	2,979	—	38,713
Net (loss) earnings	$(311)	$(180,701)	$(13,854)	$789	$(194,077)

	Discontinued Operations
	for the nine months ended September 30,
	2006
		Mortgage			Total
	Warehouse	Operations (2)	Commercial	Inter-	Discontinued
Income Statement Items:	Lending	(IFC)	Operations	Company (1)	Operations
Net interest income (expense)	$24,229	$(4,421)	$251	$(1,101)	$18,958
Provision for loan losses	(350)	—	—	—	(350)
Realized gain from derivative instruments	—	21	30	—	51
Change in fair value of derivative instruments	—	4,877	(6,324)	—	(1,447)
Other non-interest (expense) income	2,426	31,787	3,387	(23,059)	14,541
Non-interest expense and income taxes	5,578	51,684	6,114	—	63,376
Net earnings (loss)	$21,427	$(19,420)	$(8,770)	$(24,160)	$(30,923)

	Discontinued Operations
	for the three months ended September 30,
	2006
		Mortgage			Total
	Warehouse	Operations (2)	Commercial	Inter-	Discontinued
Income Statement Items:	Lending	(IFC)	Operations	Company (1)	Operations
Net interest income (expense)	$9,659	$(3,183)	$61	$378	$6,915
Provision for loan losses	(350)	—	—	—	(350)
Realized gain from derivative instruments	—	18	17	—	35
Change in fair value of derivative instruments	—	623	(6,106)	—	(5,483)
Other non-interest (expense) income	878	31,861	286	(12,065)	20,960
Non-interest expense and income taxes	2,077	22,955	1,009	—	26,041
Net earnings (loss)	$8,810	$6,364	$(6,751)	$(11,687)	$(3,264)

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

(2)         Alt-A mortgage operations of IFC.

Segments Discontinued Summary

As a result of the market conditions as described above, the Company discontinued the following businesses:

•the Non-Conforming Mortgage Operations conducted by IFC and ISAC;

•the Commercial Operations conducted by ICCC; and

•the Warehouse Lending Operations conducted by IWLG.

The mortgage operations acquired, originated, sold and securitized primarily Alt-A adjustable rate mortgages (ARMs) and fixed rate mortgages (FRMs) from correspondents, mortgage brokers and retail customers. Correspondents originated and closed mortgages under our mortgage programs and then sold the closed mortgages to the mortgage operations on a flow (loan-by-loan basis) or through bulk sale commitments. Correspondents include savings and loan associations, commercial banks and mortgage bankers. The mortgage operations generated income by securitizing and selling mortgages to permanent investors, including the long-term investment operations. The mortgage operations used warehouse facilities provided by the warehouse lending operations to finance the acquisition and origination of mortgages.

The commercial operations originated commercial mortgages, that were primarily adjustable rate mortgages with initial fixed interest rate periods of three-, five-, seven- and ten-years that subsequently convert to adjustable rate mortgages, or “hybrid ARMs,” with balances that generally ranged from $500,000 to $5.0 million or by additional underwriting exceptions up to $10 million. Commercial mortgages have an interest rate floor, which is the initial start rate; in some circumstances have lock out periods, and prepayment penalty periods of three-, five-, seven- and ten-years.

The warehouse lending operations provided short-term financing to mortgage loan originators, including the mortgage and commercial operations, by funding mortgages from their closing date until sale to pre-approved investors. This business earned fees from warehouse transactions as well as net interest income from the difference between its cost of borrowings and the interest earned on warehouse advances, both of which were tied to the one-month London Inter-Bank Offered Rate (LIBOR) rate.

Mortgage Loans Held-for-Sale

Mortgages held-for-sale for the discontinued operations for the periods indicated consisted of the following:

	At September 30,	At December 31,
	2007	2006
Mortgages held-for-sale - residential	$714,359	$1,381,264
Mortgages held-for-sale - commercial	128,869	177,619
Net premiums on mortgages held-for-sale - residential	2,438	18,024
Net premiums on mortgages held-for-sale - commercial	79	857
Change in fair value of residential mortgages held-for-sale	(126,849)	(18,717)
Net deferred costs	2,775	2,872
Total mortgages held-for-sale	$721,671	$1,561,919

Mortgage loans held-for-sale are recorded at the lower of cost or market determined on an aggregate basis. The change in fair value of the loans held-for-sale is recorded as an increase or decrease to non-interest income. During the three and nine months ended September 30, 2007, the discontinued operations sold $610.9 million and $1.6 billion of loans, respectively. Subsequent to September 30, 2007 the Company sold $393.4 million of the loans held-for-sale.

Repurchase Reserve

Repurchase reserve for the discontinued operations for the periods indicated consisted of the following:

	At September 30,	At December 31,
	2007	2006
Reserve for early payment defaults (1)	$20,225	$12,220
Reserve for misrepresentations and warranties	11,187	—
Other	791	3,126
Total repurchase reserve	$32,203	$15,346

(1)         This figure at December 31, 2006 includes both the reserve for early payment default and the reserve for misrepresentations.

This repurchase liability for discontinued operations is included in liabilities of discontinued operations and represents estimated losses for normal representation and warranty terms related to previously sold whole loans. The reserve totaled approximately $32.2 million at September 30, 2007, compared to $15.3 million at December 31, 2006. In determining the adequacy of the reserve for mortgage repurchases, management considers such factors as specific requests for repurchase, known problem loans, underlying collateral values, recent sales activity of similar loans, historical experience, current market conditions and other appropriate information. For the three and nine months ended September 30, 2007, the Company recorded a provision for repurchase losses of $11.2 million and $41.9 million as compared to a benefit of $15.9 million and a provision of $7.2 million for the same periods in 2006, included in loss from discontinued operations.

Income Taxes

During the three and nine months ended September 30, 2007, income tax expense was a benefit of $0.4 million and an expense of $4.3 million, respectively, as compared to an benefit of $5.4 million and an expense of $3.8 million, respectively, during the same periods in 2006. The amount of income tax benefit for the quarter ended September 30, 2007 was the result of the loss carrybacks available to the Company for current year tax losses.

Fixed Asset and Lease Impairment

In conjunction with the discontinued operations, the Company has recorded a $11.6 million impairment charge on the property plant and equipment that the Company no longer will be utilizing. Additionally, assets with fair values that were deemed recoverable were transferred to continuing operations. During third quarter the discontinued operations of the Company incurred a lease impairment charge in the amount of $4.2 million.

3.              Restated Consolidated Cash Flows for 2006 Interim Periods and Reclassifications

Certain interim amounts in the nine months ended September 30, 2006 Consolidated Statement of Cash Flows have been restated to reflect properly the specific intercompany activities related to cash receipts from loan sales and cash disbursements for loan purchases between consolidated companies. Such intercompany loan sale and purchase transaction activities had the effect of presenting separate cash inflows and outflows even though there was no cash inflow or outflow on a consolidated basis. This restatement serves to eliminate this intercompany activity from its Consolidated Statements of Cash Flows and present them as non-cash transactions.

The restatement increases cash used in operating activities and increases cash provided by investing activities. The restatement of these transactions does not change total cash and cash equivalents as previously reported. Furthermore, the restatement has no effect on the Company’s Consolidated Statements of Operations and Comprehensive Earnings, or Consolidated Balance Sheets.

The Company has reclassified the presentation of the Consolidated Statement of Operations and Comprehensive Earnings (Loss) to reflect “Amortization of mortgage servicing rights,” “Write-down on investment securities available-for-sale,” and “Loss (gain) on sale of other real estate owned” as other non-interest income rather than non-interest expense, for the third quarter of 2006 to conform to the current period presentation. In addition, the “Amortization of deferred charge” for 2006 was reclassified as income tax expense (benefit) rather than non-interest expense.

Please refer to the Company’s Form 10-K for the year ended December 31, 2006, for more information regarding these reclassifications.

4.              Stock Options

The fair value of options granted, which is amortized to expense over the option vesting period, is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions:

	Nine Months
	Ended September 30,
	2007	2006
Risk-free interest rate	4.28% to 4.60%	3.90% to 4.26%
Expected lives (in years)	3	3
Expected volatility (1)	75.09%	34.75%
Expected dividend yield (2)	0.00%	11.00%
Grant date fair value of share options	$0.60	$1.41

(1)Expected volatilities are based on the historical volatility of the Company’s stock over the expected option life.

(2)Expected dividend yield is zero as a dividend on the common stock is currently not probable over the expected life of the options granted during the nine months ended September 30, 2007.

The following table summarizes activity, pricing and other information for the Company’s stock options for the nine-month period ended September 30, 2007:

		Weighted-
		Average
	Number of	Exercise
	Shares	Price ($)
Options outstanding at January 1, 2007	7,048,755	$12.91
Options granted	2,158,500	2.56
Options exercised	—	—
Options forfeited / cancelled	(1,887,173)	12.75
Options outstanding at end of period	7,320,082	$9.90
Options exercisable at end of period	3,468,038	$13.60

As of September 30, 2007, there was approximately $3.0 million and $300 thousand of total unrecognized compensation cost related to nonvested share-based, and nonvested stock-based compensation arrangements, respectively, granted under the plan. That cost is expected to be recognized over a weighted average period of 1.12 and 1.04 years, respectively.

5.              Recent Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the effects SFAS 157 will have on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which provides reporting entities an option to report selected financial assets, which includes investment securities designated as available for sale, and liabilities, at fair value. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The standard also requires additional information to aid financial statement users’ understanding of a reporting entity’s choice to use fair value on its earnings and also requires entities to display on the face of the balance sheet the fair value of those assets and liabilities which the reporting entity has chosen to measure at fair value. SFAS  159 is effective as of the beginning of a reporting entity’s first fiscal year beginning after November 15, 2007.

The Company intends to adopt SFAS 157 and SFAS 159 as of January 1, 2008, and the effect of adoption will be reflected in the consolidated financial statements for the quarter ended March 31, 2008.

6.              Net Investment in Securitized Trusts

Certain of the Company’s securitizations are required to be consolidated due to the following factors related to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125: the transfer of the Company’s mortgage loans to these trusts were not accounted for as sales; and the trusts did not meet the characteristics of qualifying special purpose entities. These trusts were considered variable interest entities and were consolidated because the Company was initially considered the primary beneficiary pursuant to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51.”

The negative net investment positions in certain trusts occured because the trusts’ liabilities are greater than the trusts’ assets primarily due to large increases in the allowance for loan losses. The trust agreements are non-recourse for which the Company cannot ultimately lose more than its original net investment in each trust. Therefore, the Company is not responsible to fund losses in excess of its equity investment and subsequently is not required to advance any cash to trusts for credit or derivative loss.

The following table presents the summation of the consolidated trusts with positive and negative net investment positions, as of September 30, 2007 (in thousands):

	Securitized Mortgage Collateral	Net Investment
Trusts with positive net investment positions	$5,353,083	$143,694
Trusts with negative net investment positions	13,388,437	(561,673)
	$18,741,520	$(417,979)

If the securitizations with negative equity (liabilities greater than assets) had been accounted for as sales, the Company’s estimate of the fair value of the trusts would be minimal. However, some of these positive and negative net investment positions could continue to provide cash flows to the Company until estimated losses on disposition have been realized.

7.              Legal Proceedings

The Company is party to litigation and claims which are normal in the course of our operations. While the results of such litigation and claims cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a material adverse effect on our financial condition or results of operations.

On August 17, 2007, a purported class action matter was filed in the United States District Court, Central District of California, against IMH and several of its senior officers entitled Sheldon Pittleman v. Impac Mortgage Holdings, Inc., et al. The action alleges against all defendants violations of Section 10(b) and 10b-5 of the Securities Exchange Act of 1934 (the “Exchange Act”) and against the individual defendants violations of Section 20(a) of the Exchange Act. Plaintiffs contend that the defendants caused the Company’s stock to trade at artificially inflated prices through false and misleading statements and intentional or reckless disregard of basic accounting principles. The complaint seeks compensatory damages for all damages sustained as a result of the defendants’ actions, including reasonable costs and expenses and other relief as the court may deem proper. On October 3, 2007, a similar case was filed in the same Court entitled Richard Abrams v. Impac Mortgage Holdings, Inc., et al. This action makes allegations similar to those in the Pittleman action and also seeks similar recovery.

On October 4, 2007, a purported class action matter was filed in the United States District Court, Central District of California against Impac Funding Corporation and Impac Mortgage Holdings, Inc. entitled Vincent Marshell v. Impac Funding Corporation, et al. The action alleges violations of Truth in Lending Act, Violation of California Business and Professional Code Section 17200, et seq, breach of contract, and an additional claim under Business and Professional Code Section 17200. The complaint alleges that the defendants failed to disclose pertinent information in a clear conspicuous manner as called for in the Truth in Lending Act, and that they misled the plaintiff. The action seeks to recover actual damages, compensatory damages, consequential damages, punitive damages, rescission, reasonable attorneys fees and costs, statutory damages, a disgorgement of all profits obtained as a result of the unfair competition, equitable relief including restitution and such other relief as is just and proper.

On October 11, 2007, a shareholder derivative action was filed in the Superior Court of California, Orange County against the Company and certain of its officers and directors. The complaint alleges claims for a breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, a violation of California Civil Code Sections 1709 and 1710 for deceit and for contribution and indemnification. The action seeks to recover for the company the damages suffered by the Company as a result of the individuals breach of fiduciary duty, abuse of control, gross mismanagement and waste of corporate assets. It also seeks to impose a constructive trust on the proceeds of any individuals trading activity, disgorgement of profits benefits of other compensation of the individual defendants, costs and disbursements in the action including reasonable attorney’s fees, expert fees, accountant’s fees, expenses and such other relief as the court may deem proper.

On December 17, 2007, a purported class action matter was filed in the United States District Court, Central District of California, against IMH and several of its senior officers entitled Sharon Page v. Impac Mortgage Holdings, Inc., et al.  The action is a complaint for violations of the Employee Retirement Income Security Act in relation to the Company’s 401(k) plan.  The complaint alleges breach of fiduciary duties, breach of duty to avoid conflicts of interest, allegations of co-fiduciary liability and knowing participation in a breach of fiduciary duty by IMH.  Plaintiffs contend that the defendants breached their fiduciary duties in violation of ERISA by failing to prudently and loyally manage the plan’s investment in IMH stock by continuing to offer IMH stock as an investment option and to make contributions in stock, provide complete and accurate information to participants, and monitor appointed plan fiduciaries and provide them with accurate information. The complaint seeks monetary payment to the plan for the losses in an amount to be proven, injunctive and other appropriate equitable relief, a constructive trust on amounts by which any defendant was unjustly enriched, an appointment of one or more independent fiduciaries, actual damages, reasonable attorney fees and expenses, taxable costs, interests on these amounts and other legal or equitable relief as may be just and proper.

Please refer to IMH’s report on Form 10-K for the year ended December 31, 2006 and reports on Form 10-Q for the periods ending March 31, 2007 and June 30, 2007 for a description of other litigation and claims.

Note B—Reconciliation of Earnings Per Share

The following table presents the computation of basic and diluted net earnings per share including the dilutive effect of stock options and cumulative redeemable preferred stock outstanding for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Numerator for basic earnings per share:
Net (loss) earnings from continuing operations	$(997,158)	$(124,427)	$(1,162,644)	$15,156
Net (loss) earnings from discontinuing operations	(194,077)	(3,264)	(302,806)	(30,923)
Less: Cash dividends on cumulative redeemable preferred stock	(3,722)	(3,672)	(11,165)	(11,016)
Net loss available to common stockholders	$(1,194,957)	$(131,363)	$(1,476,615)	$(26,783)
Denominator for basic earnings per share:
Basic weighted average number of common shares outstanding during the period	76,084	76,132	76,084	76,119
Denominator for diluted earnings per share:
Diluted weighted average number of common shares outstanding during the period	76,084	76,132	76,084	76,119
Net effect of dilutive stock options	—	—	—	—
Diluted weighted average common shares	76,084	76,132	76,084	76,119

Net loss per common share - Basic:
(Loss) earnings from Continuing Operations	$(13.11)	$(1.63)	$(15.28)	$0.20
Loss from Discontinuing Operations	$(2.55)	$(0.04)	$(3.98)	$(0.41)
Net loss per share	$(15.66)	$(1.68)	$(19.26)	$(0.21)

Net loss per common share - Diluted:
(Loss) earnings from Continuing Operations	$(13.11)	$(1.63)	$(15.28)	$0.20
Loss from Discontinuing Operations	$(2.55)	$(0.04)	$(3.98)	$(0.41)
Net loss per share	$(15.66)	$(1.68)	$(19.26)	$(0.21)

Net loss per share available to common shareholders	$(15.71)	$(1.73)	$(19.41)	$(0.35)

For the three and nine month periods ended September 30, 2007, stock options to purchase 7.3 million shares were outstanding but not included in the above weighted average calculations because they were anti-dilutive.

For the three and nine month periods ended September 30, 2006, stock options to purchase 7.1 million shares were outstanding but not included in the above weighted average calculations because they were anti-dilutive.

Note C—Segment Reporting

During the quarter ended September 30, 2007, the Company segregated the retail mortgage origination entity from the mortgage operations as that component was deemed to be continuing operations at September 30, 2007. The following tables present reporting segments consolidated balance sheets for the periods ended September 30, 2007 and December 31, 2006:

	Reporting Segments as of the Nine Months
	Ended September 30, 2007
	Long-Term
	Investment	Retail	Discontinued	Inter-
Balance Sheet Items:	Operations	Operations	Operations	Company (1)	Consolidated
Securitized mortgage collateral and mortgages held-for-investment	$18,866,749	$—	$—	$(124,721)	$18,742,029
Mortgages held-for-sale	2,201	131,296	721,671	—	855,168
Finance receivables	—	185	34,950	(6)	35,129
Allowance for loan losses	(911,218)	—	(7,759)	—	(918,977)
Total assets	18,516,644	167,886	810,574	(84,728)	19,410,376
Total stockholders’ equity	(351,016)	(39,614)	299,664	(402,350)	(493,316)

	Reporting Segments as of the year
	Ended December 30, 2006
	Long-Term
	Investment	Discontinued	Inter-
Balance Sheet Items:	Operations	Operations	Company (1)	Consolidated
Securitized mortgage collateral and mortgages held-for-investment	$21,072,413	$114,315	$(134,018)	$21,052,710
Mortgages held-for-sale	—	1,561,919	—	1,561,919
Finance receivables	—	306,281	13	306,294
Allowance for loan losses	(77,684)	(14,091)	—	(91,775)
Total assets	21,516,202	2,086,216	(3,463)	23,598,955
Total stockholders’ equity	829,494	319,792	(139,756)	1,009,530

The following tables present reporting segments consolidated statements of operations for the three and nine month periods ended September 30, 2007 and 2006:

	Reporting Segments as of and for the Nine Months
	Ended September 30, 2007
	Long-Term
	Investment	Retail	Discontinued	Inter-
Income Statement Items:	Operations	Operations	Operations	Company (1)	Consolidated
Net interest income (expense)	$383	$(312)	$13,915	$27,233	$41,219
Provision for loan losses	979,740	—	4,867	—	984,607
Realized gain from derivative instruments	103,840	—	1,180	—	105,020
Change in fair value of derivative instruments	(136,701)	(1,633)	(4,958)	—	(143,292)
Other non-interest (expense) income	(102,767)	(8,921)	(223,672)	2,147	(333,213)
Non-interest expense and income taxes	19,702	34,459	84,404	12,012	150,577
Net (loss) earnings	$(1,134,687)	$(45,325)	$(302,806)	$17,368	$(1,465,450)

	Reporting Segments as of and for the Nine Months
	Ended September 30, 2006
	Long-Term
	Investment	Discontinued	Inter-
Income Statement Items:	Operations	Operations	Company (1)	Consolidated
Net interest (expense) income	$(91,593)	$18,958	$44,853	$(27,782)
Provision for loan losses	3,638	(350)	—	3,288
Realized gain from derivative instruments	156,582	51	—	156,633
Change in fair value of derivative instruments	(95,185)	(1,447)	4,030	(92,602)
Other non-interest income	21,332	14,541	4,553	40,426
Non-interest expense and income taxes	17,708	63,376	8,070	89,154
Net (loss) earnings	$(30,210)	$(30,923)	$45,366	$(15,767)

	Reporting Segments as of and for the Three Months
	Ended September 30, 2007
	Long-Term
	Investment	Retail	Discontinued	Inter-
Income Statement Items:	Operations	Operations	Operations	Company (1)	Consolidated
Net interest income (expense)	$3,040	$(116)	$3,082	$8,774	$14,780
Provision for loan losses	789,445	—	2,807	—	792,252
Realized gain from derivative instruments	28,815	—	106	—	28,921
Change in fair value of derivative instruments	(135,347)	(2,206)	(3,878)	—	(141,431)
Other non-interest (expense) income	(76,159)	(10,832)	(151,867)	1,009	(237,849)
Non-interest expense and income taxes	7,262	14,373	38,713	3,056	63,404
Net (loss) earnings	$(976,358)	$(27,527)	$(194,077)	$6,727	$(1,191,235)

	Reporting Segments as of and for the Three Months
	Ended September 30, 2006
	Long-Term
	Investment	Discontinued	Inter-
Income Statement Items:	Operations	Operations	Company (1)	Consolidated
Net interest (expense) income	$(44,131)	$6,915	$12,705	$(24,511)
Provision for loan losses	3,533	(350)	—	3,183
Realized gain from derivative instruments	60,595	35	—	60,630
Change in fair value of derivative instruments	(150,051)	(5,483)	—	(155,534)
Other non-interest income	6,803	20,960	1,665	29,428
Non-interest expense and income taxes	6,780	26,041	1,700	34,521
Net (loss) earnings	$(137,097)	$(3,264)	$12,670	$(127,691)

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

Note D—Mortgages Held-for-Sale

Mortgages held-for-sale for the periods indicated consisted of the following:

	At September 30,	At December 31,
	2007	2006 (1)
Mortgages held-for-sale - residential	$139,561	$—
Net (discount) premiums on mortgages held-for-sale - residential	(217)	—
Change in fair value of residential mortgages held-for-sale	(6,484)	—
Net deferred costs	637	—
Total mortgages held-for-sale	$133,497	$—

(1)There were no loans included in held-for-sale at December 31, 2006, for continuing operations as the retail operations were acquired during the second quarter of 2007.

Mortgage loans held-for-sale are recorded at the lower of cost or market determined on an aggregate basis. The change in fair value of the loans held-for-sale is recorded as an increase or decrease to non-interest income.

Note E— Securitized Mortgage Collateral

Securitized mortgage collateral for the periods indicated consisted of the following:

	At September 30,	At December 31,
	2007	2006
Mortgages secured by single-family residential real estate	$16,725,348	$18,978,268
Mortgages secured by commercial real estate	1,818,439	1,728,240
Net unamortized premiums on mortgages - residential (1)	173,874	212,045
Net unamortized premiums on mortgages - commercial (1)	23,859	17,962
Total securitized mortgage collateral	$18,741,520	$20,936,515

(1)Net unamortized premiums on mortgages include loan discounts from intercompany transfers of $152.5 million and $165.1 million at September 30, 2007 and December 31, 2006, respectively.

Securitized mortgage collateral includes our CMOs and REMICs. The Company’s exposure to losses from consolidated securitizations is limited to the carrying value of the collateral in excess of the carrying value of the debt, which is non-recourse to the Company in each of its securitizations.

Note F—Allowance for Loan Losses

The allowance for loan losses for the periods indicated consisted of the following:

	At September 30,	At December 31,
	2007	2006
Securitized mortgage collateral and held-for-investment - Residential	$900,495	$69,711
Securitized mortgage collateral and held-for-investment - Commercial	10,723	7,973
Allowance for loan losses	$911,218	$77,684

Activity for allowance for loan losses for the periods indicated was as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Beginning balance	$214,734	$57,388	$77,684	$67,831
Provision for loan losses	789,445	3,533	979,740	3,638
Charge-offs, net of recoveries	(92,961)	(5,540)	(146,206)	(16,088)
Allowance for loan losses	$911,218	$55,381	$911,218	$55,381

Note G—Other Assets

Other assets for the periods indicated consisted of the following:

	At September 30,	At December 31,
	2007	2006
Deferred charge	$40,260	$52,272
Mortgages held-for-investment	509	1,880
Prepaid and other assets	27,099	6,673
Cash margin balances	588	19,112
Premises and equipment, net	7,736	—
Investment in Impac capital trusts	2,471	2,638
Total other assets	$78,663	$82,575

As of December 31, 2006, all premises and equipment were located at IFC, which is included in discontinued operations. The $7.7 million of premises and equipment, net represents the premises and equipment acquired from Pinnacle Financial Corporation, during the second quarter of 2007, and approximately $4.0 million in equipment transferred from IFC to the long-term investment operations, in the third quarter of 2007.

Note H—Securities Available-for-Sale

During the third quarter of 2007, approximately $6.4 million of investment securities available-for-sale were considered to be other than temporarily impaired (“OTTI”) and were charged off (expensed) primarily due to changes in the expected credit losses.

Note I—Real Estate Owned (“REO”)

The following table presents a rollforward of the real estate owned:

	Nine months	Year ended
	ended September 30,	December 31,
	2007	2006
Beginning balance	$137,331	$46,092
Additions	440,979	181,120
Sales	(170,153)	(82,553)
Net realizable value (NRV) adjustment	(47,685)	(7,328)
REO, net	$360,472	$137,331

Real estate owned, which consists of residential real estate acquired in satisfaction of loans, is carried at the lower of cost or net realizable value which has been reduced for estimated selling and holding costs, offset by expected mortgage insurance proceeds to be received. Adjustments to the loan carrying value required at the time of foreclosure are charged to the allowance for loan losses. Gains or losses from the ultimate disposition of real estate owned are recorded as (gain) loss on sale of other real estate owned. Predominantly all of the REO’s held by the securitized trusts.

Note J— Securitized Mortgage Borrowings

The following is selected information on securitized mortgage borrowings for the periods indicated: (dollars in millions):

				Range of Percentages:
	Original	Securitized mortgage borrowings			Interest Rate	Interest Rate
	Issuance	outstanding as of			Margins over	Margins after
		September 30,	December 31,	Fixed Interest	One-Month	Contractual
Year of Issuance	Amount	2007	2006	Rates	LIBOR (1)	Call Date (2)
2002	$3,876.1	$45.1	$52.0	5.25 - 12.00	0.27 - 2.75	0.54 - 3.68
2003	5,966.1	428.9	906.7	4.34 - 12.75	0.27 - 3.00	0.54 - 4.50
2004	17,710.7	3,055.7	5,230.8	3.58 - 5.56	0.25 - 2.50	0.50 - 3.75
2005	13,387.7	6,361.7	8,578.1	—	0.24 - 2.90	0.48 - 4.35
2006	5,971.4	5,152.8	5,794.7	6.25	0.10 - 2.75	0.20 - 4.13
2007	3,860.5	3,691.1	—	—	0.06 - 2.00	0.12 - 3.00
Subtotal securitized mortgage borrowings		18,735.3	20,562.3
Accrued interest payable		18.8	22.8
Unamortized securitization costs		(41.9)	(58.1)
Total securitized mortgage borrowings		$18,712.2	$20,527.0

(1)                                 One-month LIBOR was 5.7200% as of September 30, 2007.

(2)                                 Interest rate margins increase  when the unpaid principal balance is reduced to less than the contractual call amount (10-20% of the original issuance amount).

Securitized mortgage borrowings are issued by bankruptcy-remote trusts. These securitizations issued are carried at their unpaid principal balances net of any unamortized discount or premium. Securitized mortgage borrowings are payable solely from the cashflows produced by these entities and are non-recourse to the Company.

During the third quarter of 2007, the Company exchanged certain net interest margin (“NIM”) and subordinated bonds, originally retained from six on-balance sheet securitizations the Company completed in 2006 and early 2007, to one lender to satisfy certain reverse repurchase borrowings. At the time of each securitization, the Company borrowed against these retained securities in a reverse repurchase financing arrangement with this lender. In order to satisfy the outstanding reverse repurchase obligation, in the third quarter of 2007, the Company issued securities with a current face value of $137.5 million at a discount of $76.3 million for net proceeds of $61.2 million, along with $8.0 million of various other assets to this lender in full satisfaction of the $69.2 million reverse repurchase borrowing.

The sale of these retained interests for the six affected securitizations qualified these consolidated trusts for reassessment under FIN 46 because the $61.2 million issuance to a third party was considered significant and, an updated analysis showed the Company was no longer the primary beneficiary of these trusts.  However, since the Company did not obtain sale accounting for the transfer of loans to the trusts, the Company continues to reflect the trust assets on the Company’s balance sheet.

Note K—Reverse Repurchase Agreements (from Continuing and Discontinuing Operations)

The table below includes $148.1 million outstanding for the continuing operations, as well as the $775.6 million outstanding as liabilities of discontinued operations at September 30, 2007. As of December 31, 2006 the $1.7 billion in outstanding reverse repurchase borrowings were owed by the discontinued operations. At December 31, 2006 the balance outstanding for repurchase obligations represents borrowings by the continuing operations secured by certain retained interests from securitizations.

	At September 30,	At December 31,
	2007	2006
Reverse Repurchase Line (1)	$334,848	$602,303
Reverse Repurchase Line (2)	—	207,225
Reverse Repurchase Line (3)	90,136	157,214
Reverse Repurchase Line (4)	112,265	87,974
Reverse Repurchase Line (5)	314,182	—
Reverse Repurchase Line (6)	72,332	—
Reverse Repurchase Line (7)	—	298,656
Reverse Repurchase Line (8)	—	363,133
Reverse Repurchase Line (9)	—	163,890
Total Reverse Repurchase Lines Outstanding	$923,762	$1,880,395
Included in liabilities of Discontinued Operations	$775,646	$1,716,505
Included in liabilities of Continuing Operations	$148,116	$163,890

(1)                               Line 1 is no longer funding loans and was in technical default due to certain income and tangible net worth covenants; however, the Company has not received a letter of default from the lender.

(2)                               Line 2 expired during 2007 according to the normal provisions of the agreement.

(3)                               Line 3 is no longer funding loans and was in technical default due to certain income and tangible net worth covenants. These loans were sold subsequent to quarter end. The line was satisfied subsequent to quarter end.

(4)                               Line 4 was in default, and the Company received a notice of default which notified the Company that the lender was seizing the collateral. Under the terms of the agreement, the Company is liable for any loss incurred by the lender on disposal of this collateral. The line was satisfied subsequent to quarter end.

(5)                               Line 5 is no longer funding loans, and was in technical default due to certain income and tangible net worth covenants. These loans were sold subsequent to quarter end. The line was satisfied subsequent to quarter end.

(6)                               Line 6 continues to fund conforming loans and has a maximum borrowing capacity of $98 million. Line 6 was in technical default due to certain income and tangible net worth covenants, however, the Company has obtained a waiver. As described in Note N, subsequent events, the available borrowings on Line 6 were reduced to $35.0 million, with a further reduction to $25.0 million by December 31, 2007.

(7)                               Line 7 expired during 2007 according to the normal provisions of the agreement.

(8)                               Line 8 expired during 2007 according to the normal provisions of the agreement.

(9)                               Line 9 represented borrowing secured by residual and subordinated securities. This borrowing was paid off predominantly through an exchange of certain residuals to satisfy the borrowing balance. See Note J.

The reverse repurchase facilities presented above represent the facilities for the combined company, including continuing and discontinued operations. The Company will only have the ability to fund loans on Line 6 in subsequent periods. For the quarter ended September 30, 2007, the Company obtained required waivers of non-compliance with the financial covenants related to earnings (as defined) for the reverse repurchase agreement Line 6.

Note L—Repurchase Reserve

Repurchase reserve for the retail operations for the periods indicated consisted of the following:

	At September 30,	At December 31,
	2007	2006 (1)
Reserve for early payment defaults	$3,373	$—
Reserve for misrepresentations and warranties	709	—
Other	1,370	—
Total repurchase reserve	$5,452	$—

(1) There was not a repurchase reserve at December 31, 2006 for continuing operations.

The repurchase liability is included in other liabilities and represents estimated losses for normal representation and warranty terms related to previously sold whole loans. The reserve totaled approximately $5.5 million at September 30, 2007 compared to none at December 31, 2006. In determining the adequacy of the reserve for mortgage repurchases, management considers such factors as specific requests for repurchase, known problem loans, underlying collateral values, recent sales activity of similar loans, historical experience, current market conditions and other appropriate information. For the three and nine months ended September 30, 2007, the Company recorded a provision for repurchase losses of $4.6 million as compared to no provision for the same periods in 2006, included in non-interest income.

During the quarter ended September 30, 2007, the Company sold $379.8 million in whole loans originated from its retail operations compared to none during the same period in 2006.

Note M—Income Taxes

During the three and nine months ended September 30, 2007, income tax expense was $3.1 million and $12.0 million, respectively, as compared to an expense of $1.7 million and $8.1 million, respectively, during the same periods in 2006. The amount of income tax expense for the quarter ended September 30, 2007 was the result of the recognition of tax expense related to the amortization of the existing deferred charge balance. The deferred charge represents the deferral of the tax effect of the increase in taxable income at the taxable REIT subsidiaries, due to intercompany loan sales. As the gains on loans sold between subsidiaries is eliminated, the related tax effects are recorded as deferred charge, and subsequently recognized over the life of the loans, using the effective yield.

Note N—Subsequent Events

Reverse Repurchase and Warehouse Facilities

In November 2007, the Company amended its lending agreement (line 6 in Note L) providing for a reduced amount of available borrowings effective as of the date of the amendment. The available borrowings on Line 6 were reduced to $35.0 million with a further reduction to $25.0 million by December 31, 2007. The Company relies on this line to provide the available funds necessary to finance the origination of agency loans. The Company has been notified that this lender is expecting to recommend to its credit committee an orderly wind down of this line over the next few months. The Company will either dispose of the retail mortgage operations, or discontinue and wind down the operations by March 31, 2008.

Loans Held-for-Sale

During October 2007, the Company sold $480.8 million of loans that were included in held-for-sale, of which $393.4 million were from the discontinued operations and $87.4 million were from the continuing retail operations.

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

Forward-Looking Statements

This report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, some of which are based on various assumptions and events that are beyond our control, may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “likely,” “should,” “could,” “anticipate,” or similar terms or variations on those terms or the negative of those terms. The forward-looking statements are based on current management expectations. Actual results may differ materially as a result of several factors, including, but not limited to our ability to successfully manage through the current market environment; ability to meet liquidity needs from cash flows generated from the long-term mortgage portfolio and master servicing fees; our ability to reduce expenses from our discontinued operations; our ability to sell our remaining mortgages; failure to sell, or achieve expected returns on sale of, negotiated loan sales, including non-performing loans, in the secondary market due to market conditions, lack of interest or ineffectual pricing; inability to effectively liquidate properties through auction process or otherwise; unexpected increases in our loan repurchase obligations; inability to effectively implement strategies to increase cure rates, reduce delinquencies or mitigate losses on mortgage loans; changes in assumptions regarding estimated loan losses or fair value amounts; increase in default rates on our mortgages; inability to continue funding prime loans; inability to continue existing reverse repurchase facility or obtain other financing on acceptable terms; ability to continue as a going concern as a result of deteriorating market conditions causing further losses on mortgage loans; ability to continue to pay dividend on outstanding preferred stock; the ability of our common stock and Series B and C preferred stock to continue trading in an active market; the loss of executive officers and other key management employees; our ability to maintain effective internal control over financial reporting and disclosure controls and procedures; the adoption of changes of new laws that affect our business or the business of people with whom we do business; interest rate fluctuations on our assets that differ from our liabilities; the outcome of litigation or regulatory actions pending against us or other legal contingencies; our compliance with applicable local, state and federal laws and regulations and other general market and economic conditions.

For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the period ended December 31, 2006, and the other reports we file under the Securities and Exchange Act of 1934, and the additional risk factors set forth below in this quarterly report. This document speaks only as of its date and we do not undertake, and specifically disclaim any obligation, to release the results of any revisions publicly that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

As a result, current events can diminish the relevance of “quarter over quarter” and “year-to-date over year-to-date” comparisons of financial information. In such instances, the Company intends to present financial information in its Management’s Discussion and Analysis of Financial Condition and Results of Operations that is the most relevant to its financial information.

Review of Performance

Market Conditions

The mortgage market faced adversity in the third quarter of 2007 as the continued broad repricing of mortgage credit risk led to a severe contraction in market liquidity.

Conditions in the secondary markets, which dramatically worsened during the third quarter, continue to be depressed as investor concerns over credit quality and a weakening of the United States housing market remain high. As a result, the capital markets remain very volatile and illiquid and have effectively been unavailable to the Company. The Company believes the existing conditions in the secondary markets are unprecedented since the Company’s inception and, as such, inherently involve significant risks and uncertainty. These conditions could continue to adversely impact the performance of our long term investment portfolio. Until bond spreads and credit performance return to more recent levels, it will be impossible for the Company to execute securitizations and loan sales. As a result, in the third quarter the Company has been forced to further alter its business strategies and discontinue the correspondent and wholesale mortgage operations and the warehouse operations in response to the market conditions. The Company does not intend to reenter the discontinued operations until the economics become more favorable.

We believe several converging factors led to the broad repricing, including general concerns over the decline in home prices, the rapid increase in the number of delinquent Alt-A loans, the reduced willingness of investors to acquire commercial paper backed by mortgage collateral and the resulting contraction in market liquidity and availability of financing lines, the numerous rating agency downgrades of securities, and the increase in supply of securities potentially available for sale.

The downward spiraling of negative pricing adjustments on assets had a snowball effect as lower prices led to increased lender margin calls for some market participants, which in turn, forced additional selling, causing yet further declines in prices. These events continued to feed off each other through much of the quarter.

Normal market trading activity during the quarter was unusually light as uncertainty related to future loss estimates made it difficult for willing buyers and sellers to agree on price. This condition was particularly acute with respect to securities backed by 2006 and 2007 Alt-A loans where market participants are setting price levels based on widely varied opinions about future loan performance and loan loss severity. While the early credit performance for these securities has been clearly far worse than initial expectations, the ultimate level of realized losses will largely be influenced by events that will likely unfold over the next 12 to 36 months, including the severity of housing price declines and the overall strength of the economy.

The graph below reflects the increase in the yields over the relevant interest rate index that the market was requiring for BBB rated bonds backed by single-family mortgage collateral . The graph depicts the dramatically worsening secondary market.

BBB Spreads

The actions taken late in the quarter by the Federal Reserve to reduce the federal funds and discount rates provided some temporary market confidence. We caution that Federal Reserve actions alone are not likely to result in price stability, as the aforementioned market concerns remain largely unresolved. The following has contributed to the current market conditions:

•                  mortgage bankers tightened their underwriting standards;

•                  the reduction in availability of credit to borrowers reduced demand for homes, decreasing home prices;

•                  the reduction in home prices has caused increased delinquencies and defaults on mortgage loans, especially higher combined loan-to-value “CLTV” loans, increasing credit loss severities;

•                  the lack of liquidity and lower home prices reduced borrowers’ ability to refinance out of economic hardship, exacerbating home price decline and credit loss severities;

•                  adjustable rate mortgage loans resetting higher compounded the depressed market conditions; and

•                  the securitization market, which has served as the primary source of term financing for the Company, remains virtually closed as investors, rating agencies and issuers continue to manage through this difficult environment.

The deteriorating market for residential real estate loans is also illustrated in the ABX Indices below in subprime securitization bonds by initial rating. The ABX index shows market prices for a designated group of subprime securities by credit rating. The index does not include any Impac deals. It is shown here as an illustration of the price volatility in the general mortgage market during the quarter and does not reflect actual pricing on Impac bonds which are backed by Alt-A loans rather than subprime. There is currently no comparable index for Alt-A mortgage product, but the general direction and magnitude of price movement in the index is reflective of the price movement experienced by the Company.

Impact of Recent Market Activity

As a result of the Company’s inability to sell or securitize non-conforming loans, the Company has discontinued funding loans other than conforming loans. Because the Company stopped funding non-conforming loans, the Company discontinued its mortgage and warehouse lending operations.

In addition to the inability of the Company to sell loans, the Company’s investment in securitized non-conforming loans has deteriorated in value primarily from estimated losses and secondarily from a reduction in the fair value of derivatives. As a result of continued deterioration in the real estate market during the third quarter, the Company significantly added to its loan loss provisions primarily due to increased delinquencies in our long term investment portfolio and increased loss severities related to the sale and liquidation of real estate owned properties. Principally, because of the increase in provision for loan losses the Company reported a stockholders’ deficit as of September 30, 2007. This stockholders deficit is created primarily because the Company is required under GAAP to record an allowance for loan losses resulting in a negative equity investment in certain consolidated trusts. We would like to point out that the trust agreements are non-recourse for which the Company cannot ultimately lose more than its original net investment in each trust. Therefore, the Company is not responsible for the losses in excess of its equity investment and subsequently is not required to advance any cash to trusts for credit or derivative loss. The Company plans to adopt SFAS 159 on January 1, 2008. Had the Company adopted SFAS 159 at September 30, 2007, the Company believes that stockholders equity would be positive.

Certain of the company’s securitizations are required to be consolidated due to the following factors related to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125: the transfer of the Company’s mortgage loans to these trusts were not accounted for as sales; and the trusts did not meet the characteristics of qualifying special purpose entities. These trusts were considered variable interest entities and were consolidated because the Company was initially considered the primary beneficiary pursuant to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51.”

The following table presents the summation of the consolidated trusts with positive and negative net investment positions, as of September 30, 2007 (in thousands):

	Securitized Mortgage Collateral	Net Investment
Trusts with positive net investment positions	$5,353,083	$143,694
Trusts with negative net investment positions	13,388,437	(561,673)
	$18,741,520	$(417,979)

If the securitizations with negative equity had been accounted for as sales, the Company’s estimate of the fair value of the trusts would be minimal. However, some of these positive and negative net investment positions could continue to provide cash flows to the Company until estimated losses on disposition have been realized. While the Company can not adopt SFAS 159 until January 1, 2008, had the Company adopted SFAS 159 at September 30, 2007 for the financial assets and liabilities of the trusts with negative net investment, the Company believes the effect of adoption could have resulted in a benefit to stockholders’ equity, as presented in the table below (in thousands):

Stockholders’ Equity (Deficit)
As presented September 30, 2007	$(493,316)
Estimated benefit of adopting SFAS 159 (as described above)	561,673
Had the Company adopted SFAS 159 at September 30, 2007	$68,357

The Company intends to adopt SFAS 157 and SFAS 159 as of January 1, 2008, and the effect of adoption will be reflected in the consolidated financial statements for the quarter ended March 31, 2008.

Liquidity

During the second quarter the Company accumulated mortgages in the normal course of business, however, starting in July 2007, the secondary mortgage market halted their purchase of investments backed by mortgage loans. As a result the Company was unable to securitize the mortgage loans, which led to significant margin calls, reducing the Company’s cash position. The Company continues to work toward eliminating its margin call exposure on non-conforming mortgages. As of September 30, 2007 the Company had the following reverse repurchase lines outstanding (in thousands):

	At September 30,	At October 31,
	2007	2007
Reverse Repurchase Line (1)	$334,848	$327,859
Reverse Repurchase Line (3)	90,136	—
Reverse Repurchase Line (4)	112,265	112,494
Reverse Repurchase Line (5)	314,182	13,275
Reverse Repurchase Line (6)	72,332	34,600
Total Reverse Repurchase Lines Outstanding	$923,762	$488,228
Included in liabilities of Discontinued Operations	$775,646	$340,980
Included in liabilities of Continuing Operations	$148,116	$147,248

All of the Company’s reverse repurchase lines outstanding at September 30, 2007 were in technical default of certain debt covenants, except Line 6 lender which provided a waiver. Lines 3, 4, and 5 in the table below were satisfied subsequent to September 30, 2007, by either the sale of the loans to third parties or the sale of the loans to the respective lenders. The Company continues to fund conforming loans on Line 6. Also, the available borrowings on Line 6 were reduced to $35.0 million, with a further reduction to $25.0 million by December 31, 2007. The Company has been notified that this lender is expecting to recommend to its credit committee an orderly wind down of this line over the next few months. The Company will either dispose of the retail mortgage operations or discontinue and wind down of the operations.

The Company has taken steps to reduce operating costs, including reducing staff and lease costs, to a level at which the cashflows from the long-term mortgage portfolio and its master servicing portfolio could support the Company’s ongoing operations. The Company continues to re-size the organization to a level more in line with its ongoing operations. Once the Company is able to eliminate the remaining reverse repurchase lines in discontinued operations the Company should be able to meet its liquidity needs from cash flows generated from the long-term mortgage portfolio and its master servicing fees. In an effort to maintain capital, the Company did not declare a cash dividend on our common stock during the third quarter of 2007. Currently, we do not anticipate paying any further dividends on our common stock for the remainder of 2007.

In light of the continued and widely publicized volatility in the secondary markets, we have discontinued funding of loans previously referred to as Alt-A loans and currently do not have any plans to originate these types of loans in the future. At this point, the Company is only funding loans that are eligible to be sold to government sponsored agencies. In addition to the suspension of Alt-A originations, the Company has taken steps to reduce operating expenses significantly which include staff reductions and closure of selected facilities. The Company has discontinued its mortgage origination business, except for its retail operations which originates conforming loans. The Company has also discontinued its warehouse lending operations.

In addition, during the third quarter of 2007, the Company transferred certain net interest margin (“NIM”) and subordinated bonds, originally retained from six on-balance sheet securitizations we completed in 2006 and early 2007, to a lender to satisfy certain reverse repurchase borrowings. At the time of each securitization, we borrowed against these retained securities in a reverse repurchase financing arrangement with the lender. In order to satisfy the outstanding reverse repurchase obligation, in the third quarter of 2007, we issued securities with a current face value of $137.5 million at a discount of $76.3 million for net proceeds of $61.2 million, along with various other assets to the lender in full satisfaction of the $69.2 million borrowing.

The sale of these retained interests for the six affected securitizations qualified these consolidated trusts for reassessment under FIN 46 because the $61.2 million sale to a third party was considered significant and, an updated analysis showed the Company was no longer the primary beneficiary of these trusts.  However, since the Company did not obtain sale accounting under FAS 140 for the transfer of loans to the trusts, the Company continues to reflect the trust assets on the Company’s balance sheet.

Allowance for Loan Loss and REO

The Company’s allowance for loan losses increased significantly in the third quarter to reflect higher estimated loan losses. These higher loss estimates stemmed from higher delinquencies, higher ratios of delinquent loans rolling to foreclosure, deterioration in the prevailing real estate market, increasing loss severities, current economic conditions, and the seasoning of the Long-Term Investment Operations investment portfolio.

In an effort to mitigate delinquencies, the Company is pursuing a strategy to assist qualified delinquent borrowers by modifying interest rates or delaying the reset of initially adjusting variable interest rate loans. The Company’s recently implemented strategy includes reducing delinquencies by more closely working with the sub-servicers and borrowers. This includes working with management of the sub-servicers to execute a plan to reduce future delinquency rates. Some of the strategies to reduce delinquencies include:

•                          increase loss mitigation efforts (forbearance plans, or loan modifications);

•                          an aggressive focus on front end collections;

•                          preemptive contact with borrowers about to have their mortgages reset to a higher interest rate; and

•                          closely monitoring performance against industry metrics.

These strategies are intended to improve delinquent loan cure rates in an effort to reduce the increase of foreclosed loans moving into REO. However, during the quarter the loan portfolio continued to deteriorate from additional delinquencies and REO. Although these strategies have not been as effective as desired, we do believe they will improve performance as they are further implemented.

Additionally, during the third quarter of 2007, the Company continued alternative REO liquidation methods, in an effort to accelerate the disposition of foreclosed loans, through the use of the auction process which was begun in the second quarter. While this liquidation strategy mitigates certain holding costs and provides potential long term benefits, including disposition of properties prior to further home price depreciation, in certain instances the Company incurred higher severities, through such auction sales than it expected. The Company intends to adjust its strategy to auction only those properties more difficult to sell at retail as a further effort to reduce loss severities. In addition the Company is evaluating a plan to lease such properties until market prices recover.

Company Overview

Impac Mortgage Holdings, Inc. (the Company or IMH), is a Maryland corporation incorporated in August 1995, and has the following subsidiaries: IMH Assets Corp. (IMH Assets), Impac Warehouse Lending Group, Inc. (IWLG), and Impac Funding Corporation (IFC), together with its wholly-owned subsidiaries Impac Secured Assets Corp. (ISAC), and Impac Commercial Capital Corporation (ICCC).

During the third quarter of 2007, the Company’s board of directors elected to discontinue the mortgage operations (IFC), commercial operations (ICCC), and warehouse lending operations (IWLG).

Currently, the Company consists of:

•                          the Long-Term Investment operations conducted by IMH and IMH Assets; and

•                          the Retail Mortgage operations conducted by Impac Home Lending (IHL), a division of IFC.

As a result of the market conditions as described above, the Company discontinued the following businesses:

•                          the Mortgage Operations conducted by IFC and ISAC;

•                          the Commercial Operations conducted by ICCC; and

•                          the Warehouse Lending Operations conducted by IWLG.

The following sections of the Management’s Discussion and Analysis of Financial Condition and Results of Operations include the combined results of continuing and discontinuing operations, to improve comparability:

•                          Delinquency Data

•                          Yield Discussion

•                          Production Volumes

Critical Accounting Policies

We define critical accounting policies as those that are important to the portrayal of our financial condition and results of operations and require estimates and assumptions based on our judgment of changing market conditions and the performance of our assets and liabilities at any given time. In determining which accounting policies meet this definition, we considered our policies with respect to the valuation of our assets and liabilities and estimates and assumptions used in determining those valuations. We believe the most critical accounting issues that require the most complex and difficult judgments and that are particularly susceptible to significant change to our financial condition and results of operations include the following:

•                          allowance for loan losses;

•                          allowance for REO losses;

•                          lower of cost or market (LOCOM) – loans held-for-sale; and

•                          repurchase reserve.

Allowance for Loan Losses

We provide an allowance for loan losses for mortgages held as securitized mortgage collateral, finance receivables and mortgages held-for-investment (“loans provided for”). In evaluating the adequacy of the allowance for loan losses, management takes many factors into consideration. For instance, a detailed analysis of historical loan performance data is accumulated and reviewed. This data is analyzed for loss performance and prepayment performance by product type, origination year and securitization issuance. The data is also analyzed by collection status. Our estimate of the required allowance for these loans is developed by estimating both the rate of default of the loans and the amount of loss in the event of default. The rate of default is based on analysis of migration of loans from each aging category. The loss severity is determined by estimating the net proceeds from the ultimate sale of the foreclosed property. The results of that analysis are then applied to the current mortgage portfolio and an estimate is created. We believe that pooling of mortgages with similar characteristics is an appropriate method in which to evaluate the allowance for loan losses. Management also recognizes that there are qualitative factors that must be taken into consideration when evaluating and measuring inherent loss in our loan portfolios. These items include, but are not limited to, economic indicators that may affect the borrower’s ability to pay, changes in value of collateral, projected loss curves, political factors, market conditions, competitor’s performance, market perception and industry statistics. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as factors change or as more information becomes available.

Specific valuation allowances may be established for loans that are deemed impaired, if default by the borrower is deemed probable, and if the fair value of the loan or the collateral is estimated to be less than the gross carrying value of the loan. Actual losses on loans are recorded as a reduction to the allowance through charge-offs.

Allowance for REO Losses

We provide an allowance for REO losses for mortgages held as real estate owned. In evaluating the adequacy of the allowance for REO losses, management takes many items into consideration. When real estate is acquired in settlement of loans, or other real estate owned, the mortgage is written-down to a percentage of the property’s appraised value or broker’s price opinion or list price less estimated selling costs and including mortgage insurance expected to be received. Subsequent changes in the net realizable value of the real estate owned is reflected as an allowance for REO losses. The allowance for REO losses increased as a result of increased expected loss severities from a reduction in estimated sales prices principally as home prices have deteriorated. In prior periods the Company generally realized small gains from the sale of REOs, as the Company realized an amount greater than the net realizeable value.

Lower of Cost or Market—LOCOM – Loans Held-for-Sale

Mortgage loans held for sale are carried at the lower of amortized cost or fair value. Traditionally, we have estimated fair value by evaluating a variety of market indicators including recent trades and outstanding commitments. During the third quarter, due to the lack of activity in the secondary mortgage market, we also used the reverse repurchase line basis as an estimate of fair value. To perform the analysis we stratify the mortgage loans in our held-for-sale portfolio into loans with expected trades and those on the reverse repurchase lines. After the valuation method is determined (e.g., trade price or warehouse line basis) we apply fair value estimates to these stratifications to arrive at a valuation allowance which is applied against our carrying amount resulting in a net fair value estimate for mortgage loans held for sale. However, during the third quarter of 2007 the market for unsold loans collapsed resulting in significant write-downs the Company’s remaining unsold loans.

Calculation of Repurchase Reserve

When we sell loans through whole loan sales we are required to make normal and customary representations and warranties about the loans to the purchaser. Our whole loan sale agreements generally require us to repurchase loans if we breach a representation or warranty given to the loan purchaser. In addition, we may be required to repurchase loans as a result of borrower fraud or if a payment default occurs on a mortgage loan shortly after its sale.

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

The Company estimates the repurchase reserve based on the estimated trailing whole loan sales that still have outstanding early payment warranties and misrepresentation warranties. The calculation of the trailing whole loan sales subject to request is based upon historical analysis of the timing of requests in relation to their sale date. The Company also calculates the rate at which our whole loan sales will develop into early payment default or misrepresentation claims. Based on historical experience, management will determine what percentage of the claims that will incur a loss. The Company applies a historical loss rate, adjusted for current market conditions based on the type of loan (first lien or to a lesser extent second lien) to the loans we expect to incur loss on in the future to derive the repurchase reserve. The reserve includes the Company’s estimate of losses in the fair value of loans the Company expects it will repurchase, plus any premiums that will be refunded to the investor. The loss in fair value is predominately determined based on current market value of non-performing loans.

Selected Financial Results for the Third quarter of 2007

•                  The net loss for the third quarter of 2007 was $1.2 billion or $15.66 per diluted share, compared to $127.7 million or $1.68 per diluted share for the third quarter of 2006;

•                  Estimated taxable loss per diluted share was ($0.21) compared to ($0.25) for the second quarter of 2007 and $0.23 for the third quarter of 2006;

•                  No common stock cash dividend was declared for the third or second quarter of 2007 compared to $0.10 for the first quarter of 2007;

•                  Total assets were $19.4 billion as of September 30, 2007 compared to $23.6 billion as of December 31, 2006 and $22.5 billion as of September 30, 2006;

•                  The retail mortgage operations, which was acquired at the end of May 2007, originated $260.9 million of conforming mortgages compared to $147.4 million for the second quarter of 2007, which only includes the month of June as the retail operations were acquired at the end of May; and

•                  The long-term investment operations did not retain any residential or commercial mortgages compared to $795.6 million of primarily Alt-A mortgages and no commercial mortgages for the second quarter of 2007 and $3.1 billion of primarily Alt-A mortgages and $233.9 million of commercial mortgages for the third quarter of 2006.

Selected Financial Results for the First Nine Months of 2007

•                  The net loss for the first nine months of 2007 was $1.5 billion or $19.26 per diluted share, compared to $15.8 million or $0.21 per diluted share for the first nine months of 2006;

•                  Estimated taxable income per diluted share was a loss of ($0.22) compared to income of $0.86 for the first nine months of 2006;

•                  Cash dividends declared per share were $0.10 compared to $0.75 for the first nine months of 2006; Based on current tax estimates, some portion or all of the 2007 dividends will be a return of capital.

•                  The retail mortgage operations, which was acquired at the end of May 2007, originated $408.3 million of conforming mortgages compared to none for the first nine months of 2006; and

•                  The long-term investment operations retained for investment $3.0 billion of primarily Alt-A mortgages and $234.9 million of commercial mortgages compared to $579.7 million of primarily Alt-A mortgages and $114.7 million of commercial mortgages for the first nine months of 2006.

Third Quarter 2007 vs. Second Quarter 2007 Net Earnings

	Three Months Ended ,
	September 30,	June 30,	Increase	%
	2007	2007	(Decrease)	Change
Interest income	$313,772	$316,285	$(2,513)	(1)%
Interest expense	302,074	305,076	(3,002)	(1)
Net interest income	11,698	11,209	489	4
Provision for loan losses	789,445	161,163	628,282	390
Net interest expense after provision for loan losses	(777,747)	(149,954)	(627,793)	(419)
Total non-interest income	(194,720)	59,887	(254,607)	(425)
Total non-interest expense	21,635	24,569	(2,934)	(12)
Income tax expense	3,056	4,969	(1,913)	(38)
Loss from discontinued operations, net	(194,077)	(32,942)	(161,135)	(489)
Net loss	$(1,191,235)	$(152,547)	$(1,038,688)	(681)%

Net loss per share - diluted	$(15.66)	$(2.00)	$(13.66)	(683)%
Dividends declared per common share	$—	$—	$—	—%

The results of operations for the third quarter of 2007 resulted in a net loss of $1.2 billion, or $15.66 per share as compared to a net loss of $152.5 million, or $2.00 per share, for the second quarter of 2007. The increase in the net loss was primarily due to a $628.3 million increase in provision for loan losses, and a $190.9 million loss on the change in fair value and realized losses from derivative instruments. In addition the Company incurred a $27.5 million loss on the disposition of the loans, a $22.2 million increase in provision for REO losses and a $9.6 million decrease in realized gains from derivative instruments, recorded in non-interest income. The loss from discontinued operations increased by $161.1 million, primarily the result of a $88.9 million increase in the LOCOM losses recorded due to the decline in value of the mortgage loans held-for-sale, and a $42.7 million unfavorable change in losses from loan sales which resulted in $48.3 million of losses compared to $3.3 million of gains in the second quarter of 2007.

Estimated Taxable Income

Because dividend payments are based on estimated taxable income, dividends may be more or less than net earnings. As such, we believe that the disclosure of estimated taxable income available to common stockholders, which is a non-generally accepted accounting principle, or “non-GAAP,” financial measurement, is useful information for our investors. Based on current tax estimates, some portion or all of the 2007 dividends may be a return of capital. Additionally, losses recorded for GAAP, generally are reflected as losses in taxable income in subsequent periods.

The following table presents a reconciliation of net (loss) earnings (GAAP) to estimated taxable income available to common stockholders for the periods indicated (in thousands, except per share amounts):

	Three Months Ended (1)			Nine Months Ended
	September 30,	June 30,	September 30,	September 30, (1)
	2007	2007	2006	2007
Net loss	$(1,191,235)	$(152,547)	$(127,690)	$(1,465,450)
Adjustments to net (loss) earnings: (2)
Loan loss provisions (3)	832,453	181,977	3,183	1,053,164
Tax deduction for actual loan losses (3)	(34,348)	(49,460)	(5,540)	(93,394)
GAAP earnings on REMICs (4)	(13,421)	(21,070)	(4,554)	(49,423)
Taxable income on REMICs (5)	21,181	28,224	7,392	60,572
Change in fair value of derivatives (6)	135,347	(53,269)	150,051	136,701
Dividends on preferred stock	(3,722)	(3,722)	(3,672)	(11,165)
Net loss (earnings) of taxable REIT subsidiaries (7)	220,071	49,551	(4,853)	328,289
Dividend from taxable REIT subsidiaries (8)	—	—	3,900	—
Elimination of inter-company loan sales transactions (9)	(9,500)	368	(983)	(3,661)
Non deductible capital loss on security available-for-sale (10)	26,709	—	—	26,709
Miscellaneous adjustments	168	1,012	96	1,288
Estimated taxable income (loss) available to common stockholders’ (11)	$(16,297)	$(18,936)	$17,330	$(16,370)
Estimated taxable income (loss) per diluted common share (11)	$(0.21)	$(0.25)	$0.23	$(0.22)
Diluted weighted average common shares outstanding	76,084	76,084	76,132	76,084

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

(10)   This amount includes a non deductible loss for an other than temporary impairment on certain securities classified as available-for-sale. It is expected that this loss will be realized in a subsequent period.

(11)   Excludes the deduction for common stock dividends paid and the availability of a deduction attributable to net operating loss carry-forwards. As of December 31, 2006, the Company had estimated federal net operating loss carry-forwards of $16.4 million that expire in the year 2020.

Third Quarter 2007 vs. Second Quarter 2007

Estimated taxable loss decreased $2.6 million to a loss of $16.3 million, or ($0.21) per diluted common share, for the third quarter 2007, compared to a taxable loss of $18.9 million or ($0.25) per diluted common share, for the second quarter 2007. The decrease in estimated taxable loss was mainly attributable to a decrease in actual loan losses which decreased $15.0 million from the second quarter of 2007, as a result of a tax reporting modification to record losses on loans for certain deals when the losses are incurred by the trusts. Offsetting this increase to taxable income was a decrease in the adjusted net interest margin at IMH which decreased $3.5 million from the second quarter of 2007, including the REMIC taxable income. Additionally, losses on the disposition of REO increased by $4.9 million, due to increased severities, primarily the result of declining home prices.

Financial Condition and Results of Operations

Financial Condition

Condensed Balance Sheet Data

(dollars in thousands)

	September 30, 2007	December 31, 2006	Increase (Decrease)	% Change
Cash and cash equivalents	$41,186	$151,714	$(110,528)	(73)%
Securitized mortgage collateral	18,741,520	20,936,515	(2,194,995)	(10)
Investment securities available-for-sale	16,274	31,582	(15,308)	(48)
Allowance for loan losses	(911,218)	(77,684)	833,534	1,073
Mortgages held-for-sale - retail operations	133,497	—	133,497	100
Derivative assets	36,153	142,793	(106,640)	(75)
Real estate owned (REO), net	360,472	137,331	223,141	162
Assets of discontinued operations	810,574	2,086,216	(1,275,642)	(61)
Other assets	181,918	190,488	(8,570)	(4)
Total assets	$19,410,376	$23,598,955	$(2,912,937)	(12)%

Securitized mortgage borrowings	$18,712,217	$20,527,001	$(1,814,784)	(9)%
Reverse repurchase agreements	148,116	163,890	(15,774)	(10)
Liabilities of discontinued operations	832,216	1,774,371	(942,155)	(53)
Other liabilities	211,143	124,163	86,980	70
Total liabilities	19,903,692	22,589,425	(2,685,733)	(12)
Total stockholders’ equity	(493,316)	1,009,530	(1,502,846)	(149)
Total liabilities and stockholders’ equity	$19,410,376	$23,598,955	$(4,188,579)	(18)%

Total assets were $19.4 billion as of September 30, 2007 as compared to $23.6 billion as of December 31, 2006, as the long-term investment operations retained $3.0 billion of primarily Alt-A mortgages and $0.2 billion of commercial mortgages offset by $2.1 billion in whole loan sales and $4.4 billion in total prepayments.

The Company’s allowance for loan losses increased to reflect higher estimated losses stemming from higher delinquencies combined with higher estimates of default rates, deterioration in the prevailing real estate market and economic conditions increasing loss severities on REO liquidations.

Real estate owned at September 30, 2007 was $360.5 million, or 162 percent, higher than at December 31, 2006 as a result of an increase in foreclosures in excess of real estate liquidated, which is due to borrowers’ inability to obtain replacement financing in conjunction with rising borrowing costs due to resets, reduced housing demand in the marketplace and lower housing prices.

The following table presents selected information about mortgages held as securitized mortgage collateral as of the dates indicated.  Some information is presented as a percentage of the portfolio:

	Residential As of			Commercial As of
	September 30, 2007	December 31, 2006	September 30, 2006	September 30, 2007	December 31, 2006	September 30, 2006
Alt-A mortgages	99%	99%	99%	N/A	N/A	N/A
Non-hybrid ARMs	5%	7%	10%	2%	2%	2%
Hybrid ARMs	71%	73%	75%	98%	98%	98%
FRMs	24%	20%	15%	0%	0%	0%
Interest-only	72%	72%	73%	15%	14%	13%
Weighted average coupon	7.10%	6.75%	6.52%	6.26%	6.15%	5.84%
Weighted average margin	3.35%	3.60%	3.73%	2.67%	2.68%	2.69%
Weighted average original LTV	73	74	75	66	66	67
Weighted average original CLTV (1)	84	85	85	66	66	67
Weighted average original credit score	699	697	696	731	730	730
Original prepayment penalty	66%	68%	73%	100%	100%	100%
Prior 3-month constant prepayment rate	21%	39%	40%	10%	6%	8%
Prior 12-month prepayment rate	30%	38%	38%	8%	8%	9%
Lifetime prepayment rate	28%	29%	30%	6%	6%	6%
Weighted average debt service coverage ratio	N/A	N/A	N/A	1.30	1.27	1.29
California	51%	51%	53%	62%	63%	66%
Purchase transactions	54%	58%	59%	49%	51%	51%
Owner occupied	78%	78%	79%	N/A	N/A	N/A
First lien	98%	99%	99%	100%	100%	100%

(1) The CLTV expresses the CLTV of the borrower, and is not indicative of the Company’s exposure, as the Company does not retain a significant amount of second lien loans.  This information is based upon information obtained at the time of origination.

The following table presents selected financial data as of the dates indicated (dollars in thousands, except per share data):

	As of and Year-to-Date Ended,
	September 30, 2007	December 31, 2006	September 30, 2006
Book value per share	$(8.61)	$11.15	$11.94
Return on average assets	(8.57)%	(0.31)%	(0.09)%
Mortgages owned 60+ days delinquent	$1,872,283	$1,229,270	$1,035,601
60+ day delinquency of mortgages owned	9.40%	5.64%	5.01%

We believe that in order for us to generate net interest spread from the portfolio we must successfully manage the following primary operational and market risks:

•              liquidity risk;

•              credit risk;

•              interest rate risk; and

•              prepayment risk.

Liquidity Risk.  Refer to “Liquidity and Capital Resources.”

Credit Risk. We manage credit risk by adequately providing for loan losses and actively managing delinquencies and defaults through the sub-servicers.  During the third quarter of 2007 we did not retain any Alt-A mortgages.  The loans originated by the retail mortgage operations are generally within typical Fannie Mae and Freddie Mac guidelines.  Our securitized mortgage borrowings consist of Alt-A mortgages which are generally within typical Fannie Mae and Freddie Mac guidelines but that have loan characteristics including higher loan balances, higher loan-to-value ratios or lower documentation requirements that may make them non-conforming under those guidelines.

As of September 30, 2007, the original weighted average credit score of mortgages held as residential and commercial securitized mortgage collateral was 699 and 731, an original weighted average LTV ratio of 73 and 66 percent and an original CLTV of 84 percent and 66 percent, respectively. For additional information regarding the long-term mortgage portfolio refer to “Note E—Securitized Mortgage Collateral” in the accompanying notes to the consolidated financial statements.

Based upon current market conditions and economic factors, we believe that we have adequately provided for loan losses, however, if market conditions continue to deteriorate in excess of our expectations, the Company may need to record an increase to the allowance for loan losses. The allowance for loan losses increased to $911.2 million as of September 30, 2007 as compared to $77.7 million as of December 31, 2006. The increase in the provision reflects higher estimated losses stemming from higher delinquencies combined with higher defaults, increased severities, deterioration in the prevailing real estate market and current economic conditions and the seasoning of long term investment operations investment loan portfolio. Actual loan charge-offs net of recoveries on mortgages in the mortgage portfolio increased to $93.0 million for third quarter 2007 as compared to $5.5 million for the third quarter of 2006.

We monitor our sub-servicers to attempt to ensure that they perform loss mitigation, foreclosure and collection functions according to their servicing practices and each trust’s pooling and servicing agreement.  We have met with the management of our sub-servicers to assess our borrowers current ability to pay their mortgages and to make arrangements with selected delinquent borrowers which will result in the best interest of the borrower and the Company, in an effort to minimize the number of mortgages which become seriously delinquent. When resolving delinquent mortgages, sub-servicers are required to take timely and aggressive action. The sub-servicer is required to determine payment collection under various circumstances, which will result in the maximum financial benefit. This is accomplished by either working with the borrower to bring the mortgage current or by foreclosing and liquidating the property. We perform an ongoing review of mortgages that display weaknesses and believe that we maintain an adequate loan loss allowance on our mortgages. When a borrower fails to make required payments on a mortgage and does not cure the delinquency within 60 days, we generally record a notice of default and commence foreclosure proceedings, or arrange alternative terms of forbearance. If the mortgage is not reinstated within the time permitted by law for reinstatement, the property may then be sold at a foreclosure sale. At foreclosure sales, we generally acquire title to the property.

We believe the Mortgage Bankers Association (MBA) method is most consistent with the SEC proposal of defining delinquency as a contractually required payment being 30 days or more past due, compared to the Office of Thrift Supervision (OTS) method, which lags the MBA method by 30 days. It is our view that the MBA methodology provides a more accurate reading on delinquency. The OTS methodology lags the MBA approach in reporting delinquencies by an additional 30 days. We measure delinquencies from the date of the last payment due date in which a payment was received, compared to the OTS method which starts counting the days on the date the payment was not made. Delinquencies under the OTS method including loans 60 days late or greater, foreclosures and delinquent bankruptcies were $1,466.8 million or 7.4 percent, compared to $1,872.3 million or 9.5 percent for the MBA method.

The following table summarizes non-performing loans that we own, including securitized mortgage collateral, mortgages held for long-term investment and mortgages held-for-sale for continuing and discontinued operations combined, that were 60 or more days delinquent for the periods indicated  (in thousands):

	At September 30, 2007%		At December 31, 2006%

Loans held-for-sale (1)
60 - 89 days delinquent	$33,882	2%	$11,107	1%
90 or more days delinquent	31,418	2%	34,598	3%
Foreclosures (2)	10,730	1%	13,267	1%
Delinquent bankruptcies	—	—	—	—
Total 60+ days delinquent loans held-for-sale	76,030	4%	58,972	5%

Long-term mortgage portfolio
60 - 89 days delinquent	$404,264	22%	$373,238	30%
90 or more days delinquent	378,915	20%	275,089	22%
Foreclosures (2)	850,964	45%	403,489	33%
Delinquent bankruptcies	162,110	9%	118,482	10%
Total 60+ days delinquent long term mortgage portfolio	1,796,253	96%	1,170,298	95%

Total 60 or more days delinquent	$1,872,283	100%	$1,229,270	100%

(1) Delinquencies included in loans held-for-sale are primarily related to loans repurchased from buyers of whole loans from the Company in accordance with the normal representations and warranties.  Loans held-for-sale are included as discontinued operations on the consolidated statements of operations.

(2) Represents properties in the process of foreclosure.

Non-performing assets consist of mortgages that are 90 days or more delinquent, including loans in foreclosure and delinquent bankruptcies. It is our policy to place a mortgage on non-accrual status when it becomes 90 days delinquent and to reverse from revenue any accrued interest, except for interest income on securitized mortgage collateral whereby the scheduled payment is received from the servicer whether or not the borrower makes the payment. As of September 30, 2007, non-performing assets as a percentage of total assets were 9.27 percent compared to 4.26 percent as of year-end 2006.

The following table summarizes securitized mortgage collateral, mortgages held for long-term investment, mortgages held-for-sale and real estate owned, that were non-performing for continuing and discontinued operations combined for the periods indicated (in thousands):

	At September 30, 2007%		At December 31, 2006%
90 or more days delinquent, foreclosures and delinquent bankruptcies	$1,434,137	80%	$844,925	84%
Other real estate owned	366,061	20%	161,538	16%
Total non-performing assets	$1,800,198	100%	$1,006,463	100%

Real estate owned, which consists of residential real estate acquired in satisfaction of loans, is carried at the lower of cost or net realizable value less estimated selling costs. Adjustments to the loan carrying value required at the time of foreclosure are charged against the allowance for loan losses. Losses or gains from the ultimate disposition of real estate owned are recorded as (gain) loss on sale of other real estate owned in the consolidated statement of operations. Subsequent adjustments to the carrying value after foreclosure are recorded as adjustments to the valuation allowance against the REO balance.  At September 30, 2007, the allowance against REO was $56.3 million, as compared to $8.5 million at December 31, 2006.  Real estate owned at September 30, 2007 was $366.1 million, or 128 percent, higher than at December 31, 2006 as a result of an increase in foreclosures due to higher delinquencies and deterioration in the prevailing real estate market and due to borrowers’ inability to obtain replacement financing in conjunction with rising borrowing costs due to resets, reduced housing demand in the marketplace and lower housing prices.

We have realized a loss on disposition of real estate owned in the amount of $7.6 million and $7.8 million for the three and nine months ended September 30, 2007, respectively, as compared to a gain of $302 thousand and $1.3 million for the three and nine months ended September 30, 2006, respectively.  The increase in losses on the disposition of REO is reflective of the pace at which home prices have deteriorated.

The following tables and discussion present the REO and REO allowance for the continuing operations.

The following table presents a rollforward of the real estate owned (in thousands):

	Nine months ended September 30, 2007	Year ended December 31, 2006
Beginning balance	$137,331	$46,092
Additions	440,979	181,120
Sales	(170,153)	(82,553)
Net realizable value (NRV) adjustment	(47,685)	(7,328)
REO, net	$360,472	$137,331

The CLTV of the loans converted to REO was 96 percent as of September 30, 2007, based on information we had at the point of origination of the loan.  Predominantly all of the REO’s held by the securitized trusts.

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

Activity for allowance for loan losses for the periods indicated was as follows:

	At September 30, 2007	At December 31, 2006
Securitized mortgage collateral and held-for-investment - Residential	$900,495	$69,711
Securitized mortgage collateral and held-for-investment - Commercial	10,723	7,973
Allowance for loan losses	$911,218	$77,684

The allowance for loan losses for the periods indicated consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Beginning balance	$214,734	$57,388	$77,684	$67,831
Provision for loan losses	789,445	3,533	979,740	3,638
Charge-offs, net of recoveries	(92,961)	(5,540)	(146,206)	(16,088)
Allowance for loan losses	$911,218	$55,381	$911,218	$55,381

Management also recognizes that there are qualitative factors that must be taken into consideration when evaluating and measuring inherent loss in our loan portfolios. These items include, but are not limited to, economic indicators that may affect the borrower’s ability to pay, changes in value of collateral, projected loss curves, political factors, market conditions, competitor’s performance, market perception and industry statistics.  The Company provides loan losses in accordance with its policies that include an analysis of the loan portfolio to determine estimated loan losses in the next 12 to 18 months.  The determination of the level of the allowance for loan losses and, correspondingly, the provision for loan losses, is based on delinquency trends and prior loan loss experience and management’s judgment and assumptions regarding various matters, including general economic conditions and loan portfolio composition. Management continually evaluates these assumptions and various relevant factors impacting credit quality and inherent losses.  While our delinquency rates have increased, we believe, based on current market conditions, our total allowance for loan losses is adequate to absorb losses inherent in our mortgage portfolio as of September 30, 2007.

Interest Rate Risk. Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

Prepayment Risk. The Company uses prepayment penalties as a method of partially mitigating prepayment risk. Mortgage industry evidence suggests that the prior years increase in home appreciation rates and lower payment option mortgage products over the last three years had been a significant factor affecting borrowers refinancing decisions. As rates increase and housing prices decline, borrowers will find it more difficult to refinance to obtain cheaper financing. If borrowers are unable to pay their mortgage payments at the adjusted rate, delinquencies may increase. The three-month average prepayment rate (“CPR”) decreased to 20 percent at September 30, 2007 from 36 percent as of December 31, 2006.  This reduction in prepayment rates has resulted in an increase in the amortization period for premiums paid to acquire loans, which has increased interest income, as described under “Estimated Taxable Income.”

As of September 30, 2007, the twelve-month CPR of mortgages held as securitized mortgage collateral was 29 percent as compared to a 38 percent twelve-month average CPR as of December 31, 2006. Prepayment penalties are charged to borrowers for mortgages that are paid early and recorded as interest income. Income from prepayment penalties helps offset amortization of loan premiums and securitization costs. Due to the prepayment of mortgages during the first nine months of 2007 prepayment penalties were received from borrowers and were recorded as interest income and increased the yield on average mortgage assets by 9 basis points as compared to 21 basis points for the same period in 2006.

Results of Operations

For the Three Months Ended September 30, 2007 compared to the Three Months Ended September 30, 2006

Condensed Statements of Operations Data

(dollars in thousands, except share data)

	Three Months Ended September 30,
	2007	2006	Increase (Decrease)	% Change
Interest income	$313,772	$261,054	$52,718	20%
Interest expense	302,074	292,480	9,594	3
Net interest income (expense)	11,698	(31,426)	43,124	137
Provision for loan losses	789,445	3,533	785,912	22,245
Net interest expense after provision for loan losses	(777,747)	(34,959)	742,788	2,125
Total non-interest income	(194,720)	(80,988)	113,732	140
Total non-interest expense	21,635	6,780	14,855	219
Income tax expense	3,056	1,700	1,356	80
Net (loss) earnings from continuing operations	(997,158)	(124,427)	872,731	701
Loss from discontinued operations, net	(194,077)	(3,264)	(190,813)	(5,846)
Net (loss) earnings	$(1,191,235)	$(127,691)	$1,063,544	833%

Net (loss) earnings per share - diluted	$(15.66)	$(1.68)	$(13.98)	(833)%
Dividends declared per common share	$—	$0.25	$(0.25)	(100)%

For the Nine Months Ended September 30, 2007 compared to the Nine Months Ended September 30, 2006

	Nine Months Ended September 30,
	2007	2006	Increase (Decrease)	% Change
Interest income	$936,364	$849,283	$87,081	10%
Interest expense	909,060	896,023	13,037	1
Net interest income (expense)	27,304	(46,740)	74,044	158
Provision for loan losses	979,740	3,638	976,102	26,831
Net interest expense after provision for loan losses	(952,436)	(50,378)	902,058	1,791
Total non-interest income	(144,035)	91,312	(235,347)	(258)
Total non-interest expense	54,161	17,708	36,453	206
Income tax expense	12,012	8,070	3,942	49
Net (loss) earnings from continuing operations	(1,162,644)	15,156	1,177,800	7,771
Loss from discontinued operations, net	(302,806)	(30,923)	(271,883)	(879)
Net (loss) earnings	$(1,465,450)	$(15,767)	$1,449,683	9,194%

Net (loss) earnings per share - diluted	$(19.26)	$(0.21)	$(19.05)	(9,199)%
Dividends declared per common share	$0.10	$0.75	$(0.65)	(87)%

Net Interest Income (Expense)

We earn net interest income primarily from mortgage assets which include securitized mortgage collateral, mortgages held-for-investment, mortgages held-for-sale, and investment securities available-for-sale, or collectively, “mortgage assets,” and, to a lesser extent, interest income earned on cash and cash equivalents. Interest expense is primarily interest paid on borrowings on mortgage assets, which include securitized mortgage borrowings, reverse repurchase agreements and borrowings secured by investment securities available-for-sale. Net interest income also includes (1) amortization of acquisition costs on mortgages acquired from the mortgage operations, (2) accretion of loan discounts, which primarily represents the amount allocated to mortgage servicing rights when they are sold to third parties and mortgages are transferred to the long-term investment operations from the mortgage operations and retained for long-term investment, (3) amortization of securitized mortgage securitization expenses and, to a lesser extent, (4) amortization of securitized mortgage bond discounts.

The following table summarizes average balance, interest and weighted average yield on mortgage assets and borrowings on mortgage assets for the periods indicated for combined continued and discontinued operations (dollars in thousands):

	Three Months Ended September 30,
	2007			2006
	Average Balance	Interest	(8) Yield	Average Balance	Interest	(8) Yield
MORTGAGE ASSETS
Subordinated securities collateralized by mortgages	$14,443	$1,459	40.41%	$31,503	$1,509	19.16%
Securitized mortgage collateral (1)	19,662,219	307,433	6.25%	19,581,945	257,995	5.27%
Mortgages held-for-investment and held-for-sale	1,222,466	23,229	7.60%	2,073,935	33,405	6.44%
Finance receivables	38,819	1,584	16.32%	263,106	5,230	7.95%
Total mortgage assets\ interest income	$20,937,947	$333,705	6.38%	$21,950,489	$298,139	5.43%

BORROWINGS
Securitized mortgage borrowings	$19,458,646	$295,325	6.07%	$19,190,482	$289,925	6.04%
Reverse repurchase agreements	1,225,321	21,959	7.17%	2,098,722	32,552	6.20%
Total borrowings on mortgage assets\ interest expense	$20,683,967	$317,284	6.14%	$21,289,204	$322,477	6.06%

Net Interest Spread (2)			0.24%			(0.63)%
Net Interest Margin (3)			0.31%			(0.44)%

Net interest income on mortgage assets		$16,421	0.31%		$(24,338)	(0.44)%
Less: Accretion of loan discounts (4)		(12,539)	(0.23)%		(14,837)	(0.27)%
Adjusted by net cash receipts on derivatives (5)		28,921	0.55%		60,630	1.10%
Adjusted Net Interest Margin (6)		$32,803	0.63%		$21,455	0.39%

Effect of amortization of loan premiums and securitization costs (7)		$32,212	(0.62)%		$54,594	(0.99)%

	Nine Months Ended September 30,
	2007			2006
	Average Balance	Interest	(8) Yield	Average Balance	Interest	(8) Yield
MORTGAGE ASSETS
Subordinated securities collateralized by mortgages	$24,723	$4,767	25.71%	$29,722	$2,686	12.05%
Securitized mortgage collateral (1)	20,502,803	930,086	6.05%	21,667,571	838,452	5.16%
Mortgages held-for-investment and held-for-sale	1,347,949	64,541	6.38%	1,782,364	86,603	6.48%
Finance receivables	277,410	9,776	4.70%	284,295	15,037	7.05%
Total mortgage assets\ interest income	$22,152,885	$1,009,170	6.07%	$23,763,952	$942,778	5.29%

BORROWINGS
Securitized mortgage borrowings	$20,135,424	$893,253	5.91%	$21,233,648	$888,144	5.58%
Reverse repurchase agreements	1,654,003	72,932	5.88%	1,870,276	81,881	5.84%
Total borrowings on mortgage assets\ interest expense	$21,789,427	$966,185	5.91%	$23,103,924	$970,025	5.60%

Net Interest Spread (2)			0.16%			(0.31)%
Net Interest Margin (3)			0.26%			(0.15)%

Net Interest (expense) Income on Mortgage Assets		$42,985	0.26%		$(27,247)	(0.15)%
Less: Accretion of loan discounts (4)		(41,247)	(0.25)%		(48,910)	(0.27)%
Adjusted by net cash receipts on derivatives (5)		105,019	0.63%		156,633	0.88%
Adjusted Net Interest Margin (6)		$106,757	0.64%		$80,476	0.45%

Effect of amortization of loan premiums and securitization costs (7)		$117,242	(0.71)%		$181,071	(1.02)%

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

(9)                                The yields presented above represents the yields of continuing and discontinued operations.

For the three months ended September 30, 2007 compared to the three months ended September 30, 2006

Increases in net interest income were primarily due to an improvement in net interest margins on mortgage assets as a result of the following:

•                          the Company’s loans have adjusted upward due to resets and the layering of additional mortgage loans at higher rates,

•                          the Company increased the amortization period in which loan premiums paid for loans that are retained are amortized to interest income, and the period securitization costs are amortized to interest expense, due to lower prepayment rates; and

•                          the yield on borrowing costs have remained flat from September 2006 through September 2007.

Net interest income for the third quarter of 2007 increased $43.1 million (137 percent) as compared to 2006. The increase was primarily due to net interest margins on mortgage assets increasing by 75 basis points to 0.31 percent for the third quarter of 2007 as compared to (0.44 percent) for 2006. The increase in adjusted net interest margins on mortgage assets was primarily due to a positive variance of 95 basis points in yield on mortgage assets, as coupons have adjusted, and a decrease of 37 basis points in amortization of premiums and securitization costs, partially offset by an unfavorable variance of 8 basis points in borrowing costs and a 55 basis point decrease from realized gains on derivative assets.

As a result of the illiquidity in the mortgage market and borrowers’ inability to obtain cheaper financing we are seeing a corresponding decline in mortgage prepayment speeds which we started to observe in our portfolio during 2007. Additionally, as home prices have declined in most areas, therefore increasing the effective loan to value ratios, borrowers’ even those with higher credit scores are facing limited loan refinancing options.  Our securitized mortgage collateral reflects reduced prepayments with the three-month CPR rate declining to 20 percent as of September 30, 2007 from 36 percent as of December 31, 2006.

Amortization of loan premiums and securitization expenses decreased by 37 basis points to 0.62 percent of average mortgage assets during the third quarter of 2007 as compared to 0.99 percent of average mortgage assets during the same period in 2006. The decrease in amortization of premiums and securitization expenses was the result of a decrease in actual prepayments, and a decrease in expected prepayments, which has increased the number of months in which the Company amortizes the premiums, therefore increasing interest income.

A substantial portion of our long-term mortgage investment portfolio consists of mortgages with prepayment penalty features that are primarily designed to help minimize the rate of early mortgage prepayments.  However, if borrowers do prepay, a prepayment penalty is charged which helps partially offset additional amortization of loan premiums and securitization costs related to the prepaid mortgages. During the third quarter of 2007, prepayment penalties received from borrowers were recorded as interest income and decreased 14 basis points to 6 basis points of mortgage assets as compared to 20 basis points of mortgage assets in the third quarter of 2006.

Adjusted net interest margins on mortgage assets, which is a non-GAAP financial measurement as indicated in the yield table above, increased by 24 basis points as compared to an increase of 75 basis points on net interest margin on mortgage assets in the prior year.  Adjusted net interest margin on mortgage assets did not increase as much as net interest margin on mortgage assets primarily due to a 55 basis point decrease in realized gains from derivative instruments.

Adjusted net interest margins were also affected during the third quarter of 2007 by our interest rate risk management policies which include the employment of balance guarantees that limit our derivatives to no more than 100%  coverage of the principal amount outstanding on certain securitized mortgage borrowings at any given time. Our interest rate risk management policies are formulated with the intent to offset the potential adverse effects of changing interest rates primarily associated with cash flows on adjustable rate securitized mortgage borrowings. By design, our current interest rate risk management program typically provides 20%  to 25% coverage of the outstanding principal balance of our six month LIBOR ARMs and 80% to no more than 98% coverage of the outstanding principal balance of intermediate, or hybrid, ARMs at the point in time that we securitize the mortgages.  During the third quarter, as a result of declining interest rates and rising derivative liabilities, the Company closed substantially all open hedge positions that were not included in the bankruptcy remote securitized mortgage collateral trusts, which included all hedge positions on its loans held-for-sale.

For the three months ended September 30, 2007 compared to the three months ended September 30, 2006

Increases in net interest income were primarily due to an improvement in net interest margins on mortgage assets as a result of the following:

•                                          the Company’s loans have adjusted upward due to resets and the layering of additional mortgage loans at higher rates,

•                                          the Company increased the amortization period in which loan premiums paid for loans that are retained are amortized to interest income, and the period securitization costs are amortized to interest expense, due to lower prepayment rates; and

•                                          the yield on borrowing costs have remained flat from September 2006 through September 2007.

Net interest income for the third quarter of 2007 increased $43.1 million (137 percent) as compared to 2006. The increase was primarily due to net interest margins on mortgage assets increasing by 75 basis points to 0.31 percent for the third quarter of 2007 as compared to (0.44 percent) for 2006. The increase in adjusted net interest margins on mortgage assets was primarily due to a positive variance of 95 basis points in yield on mortgage assets, as coupons have adjusted, and a decrease of 37 basis points in amortization of premiums and securitization costs, partially offset by an unfavorable variance of 8 basis points in borrowing costs and a 55 basis point decrease from realized gains on derivative assets.

As a result of the illiquidity in the mortgage market and borrowers’ inability to obtain cheaper financing we are seeing a corresponding decline in mortgage prepayment speeds which we started to observe in our portfolio during 2007. Additionally, as home prices have declined in most areas, therefore increasing the effective loan to value ratios, borrowers’ even those with higher credit scores are facing limited loan refinancing options.  Our securitized mortgage collateral reflects reduced prepayments with the three-month CPR rate declining to 20 percent as of September 30, 2007 from 36 percent as of December 31, 2006.

Amortization of loan premiums and securitization expenses decreased by 37 basis points to 0.62 percent of average mortgage assets during the third quarter of 2007 as compared to 0.99 percent of average mortgage assets during the same period in 2006. The decrease in amortization of premiums and securitization expenses was the result of a decrease in actual prepayments, and a decrease in expected prepayments, which has increased the number of months in which the Company amortizes the premiums, therefore increasing interest income.

A substantial portion of our long-term mortgage investment portfolio consists of mortgages with prepayment penalty features that are primarily designed to help minimize the rate of early mortgage prepayments.  However, if borrowers do prepay, a prepayment penalty is charged which helps partially offset additional amortization of loan premiums and securitization costs related to the prepaid mortgages. During the third quarter of 2007, prepayment penalties received from borrowers were recorded as interest income and decreased 14 basis points to 6 basis points of mortgage assets as compared to 20 basis points of mortgage assets in the third quarter of 2006.

Adjusted net interest margins on mortgage assets, which is a non-GAAP financial measurement as indicated in the yield table above, increased by 24 basis points as compared to an increase of 75 basis points on net interest margin on mortgage assets in the prior year.  Adjusted net interest margin on mortgage assets did not increase as much as net interest margin on mortgage assets primarily due to a 55 basis point decrease in realized gains from derivative instruments.

Adjusted net interest margins were also affected during the third quarter of 2007 by our interest rate risk management policies which include the employment of balance guarantees that limit our derivatives to no more than 100%  coverage of the principal amount outstanding on certain securitized mortgage borrowings at any given time. Our interest rate risk management policies are formulated with the intent to offset the potential adverse effects of changing interest rates primarily associated with cash flows on adjustable rate securitized mortgage borrowings. By design, our current interest rate risk management program typically provides 20%  to 25% coverage of the outstanding principal balance of our six month LIBOR ARMs and 80% to no more than 98% coverage of the outstanding principal balance of intermediate, or hybrid, ARMs at the point in time that we securitize the mortgages.  During the third quarter, as a result of declining interest rates and rising derivative liabilities, the Company closed substantially all open hedge positions that were not included in the bankruptcy remote securitized borrowings collateral trusts, which included all hedge positions on its loans held-for-sale.

For the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

Increases in net interest income were primarily due to an improvement in net interest margins on mortgage assets as a result of the following:

•                                          the Company’s loans have adjusted upward due to resets and the layering of additional mortgage loans at higher rates,

•                                          the Company increased the amortization period in which loan premiums paid for loans that are retained are amortized to interest income, and the period securitization costs are amortized to interest expense, due to lower prepayment rates; and

•                                          the yield on borrowing costs have increased less during the third quarter 2007 as compared to the third quarter 2006, as our mortgages have re-priced upward faster than the increase in borrowing costs on the underlying borrowings as well as the addition of new collateral with higher coupons.

Net interest income for the first nine months of 2007 increased $74.0 million (158 percent) as compared to 2006. The increase was primarily due to net interest margins on mortgage assets increasing by 41 basis points to 0.26 percent for the first nine months of 2007 as compared to (0.15 percent) for the same period in 2006.  The increase in adjusted net interest margins on mortgage assets was primarily due to a positive variance of 78 basis points in yield on mortgage assets, as coupons have adjusted, and a decrease of 31 basis points in amortization of premiums and securitization costs, partially offset by an unfavorable variance of 31 basis points in borrowing costs and an 25 basis point decrease from realized gains on derivative assets.

As a result of the illiquidity in the mortgage market and borrowers’ inability to obtain cheaper financing we are seeing a corresponding decline in mortgage prepayment speeds which we started to observe in our portfolio during 2007. Additionally, as home prices have declined in most areas, therefore increasing the effective loan to value ratios, borrowers’ with higher credit scores are facing limited loan refinancing options.  Our securitized mortgage collateral reflects reduced prepayments with the three-month CPR rate declining to 20 percent as of September 30, 2007 from 36 percent as of December 31, 2006.

Amortization of loan premiums and securitization expenses decreased by 31 basis points to 0.71 percent of average mortgage assets during the first nine months of 2007 as compared to 1.02 percent of average mortgage assets during the same period in 2006. The decrease in amortization of premiums and securitization expenses was the result of a decrease in actual prepayments, and a decrease in expected prepayment speeds, which has increased the number of months in which the Company amortizes the premiums, therefore increasing interest income.

A substantial portion of our long-term mortgage investment portfolio consists of mortgages with prepayment penalty features that are primarily designed to help minimize the rate of early mortgage prepayments.  However, if borrowers do prepay, a prepayment penalty is charged which helps partially offset additional amortization of loan premiums and securitization costs related to the prepaid mortgages. During the first nine months of 2007, prepayment penalties received from borrowers were recorded as interest income and decreased 12 basis points to 9 basis points of mortgage assets as compared to 21 basis points of mortgage assets during the same period of 2006.

Adjusted net interest margins on mortgage assets, which is a non-GAAP financial measurement as indicated in the yield table above, increased by 19 basis points as compared to an increase of 41 basis points on net interest margin on mortgage assets in the prior year.  Adjusted net interest margin on mortgage assets did not increase as much as net interest margin on mortgage assets primarily due to a 25 basis point decrease in realized gains from derivative instruments. Realized gains from derivative instruments partially offset the decline in net interest margins on mortgage assets associated with increases in borrowing costs.

Adjusted net interest margins were also affected during the second half of 2007 by our interest rate risk management policies which include the employment of balance guarantees that limit our derivatives to no more than 100% coverage of the principal amount outstanding on certain securitized mortgage borrowings at any given time. Our interest rate risk management policies are formulated with the intent to offset the potential adverse effects of changing interest rates primarily associated with cash flows on adjustable rate securitized mortgage borrowings. By design, our current interest rate risk management program typically provides 20% to 25% coverage of the outstanding principal balance of our six month LIBOR ARMs and 80% to no more than 98% coverage of the outstanding principal balance of intermediate, or hybrid, ARMs at the point in time that we securitize the mortgages.  During the third quarter, as a result of declining interest rates and rising derivative liabilities, the Company closed substantially all open hedge positions that were not included in the bankruptcy remote securitized borrowings collateral trusts, which included all hedge positions on its loans held-for-sale.

For further information on our interest rate risk management policies refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

Provision for Loan Losses

The Company provides for loan losses in accordance with its policies that include an analysis of the loan portfolio to determine estimated loan losses expected in the next 12 to 18 months.  The determination of the level of the allowance for loan losses and, correspondingly, the provision for loan losses, is based on delinquency trends and prior loan loss experience and management’s judgment and assumptions regarding various matters, including general economic conditions and loan portfolio composition. Management continually evaluates these assumptions and various relevant factors impacting credit quality and inherent losses.  The results of that analysis are then applied to the current mortgage portfolio and an estimate is created.

The allowance for loan losses was $911.2 million at September 30, 2007, and was comprised of specific reserves of $4.0 million and a loan portfolio reserve of $907.2 million. Exclusive of specific reserves, the Company maintained an allowance for securitized mortgage collateral and mortgage loans held-for-investment for loan losses of 485 basis points at September 30, 2007 compared to 34 basis points at December 31, 2006. The Company believes the total allowance for loan losses is adequate to absorb losses inherent in the loan portfolio at September 30, 2007, barring deterioration in future trends in excess of our expectations.

For further information on delinquencies in our long-term investment portfolio and non-performing assets refer to “Financial Condition and Results of Operations—Credit Risk.”

Non-Interest Income

For the Three Months Ended September 30, 2007 compared to the Three Months Ended September 30, 2006:

Changes in Non-Interest Income

(dollars in thousands)

	Three Months Ended September 30,
			Increase	%
	2007	2006	(Decrease)	Change
Change in fair value of derivative instruments	$(137,553)	$(150,051)	$12,498	8%
Realized gain from derivative instruments	28,815	60,595	(31,780)	(52)
Provision for repurchases	(4,553)	—	(4,553)	(100)
(Loss) gain on sale of other real estate owned	(5,571)	485	(6,056)	(1249)
Amortization of mortgage servicing rights	(188)	(380)	192	51
Other (expense) income	(1,056)	8,383	(9,439)	(113)
Lower of cost or market writedown	(6,657)	—	(6,657)	(100)
Loss on sale of loans	(27,586)	(20)	(27,566)	(137,830)
Provision for REO losses	(40,371)	—	(40,371)	(100)
Total non-interest income	$(194,720)	$(80,988)	$(113,732)	(140)%

Change in Fair Value of Derivative Instruments.  The change in fair value of derivative instruments increased income by $12.5 million (8 percent) during the third quarter of 2007 as compared to the third quarter of 2006. The amount of market valuation adjustment is primarily the result of changes in the expectation of future interest rates and partially offset by actual cash receipts on derivative instruments. We primarily enter into derivative contracts to offset a portion of the changes in cash flows associated with securitized mortgage borrowings. We record a market valuation adjustment for these derivatives, as a current period expense or income.  Changes in fair value of derivatives at IMH are included in GAAP net earnings and excluded for purposes of calculating estimated taxable income.

Realized Gain from Derivative Instruments.  Realized gains from derivatives decreased by $31.8 million (52 percent) during the third quarter of 2007 as compared to the third quarter of 2006, or 55 basis points of total average mortgage assets during the second quarter of 2007 as compared to 110 basis points of total average mortgage assets during the second quarter of 2006.  The decrease in realized gains is primarily due to a decrease in the notional balance of the trusts.  Realized gains from derivatives are recorded as current period expense or revenue on our consolidated financial statements and are included in the calculation of taxable income. Realized gains exclude the mark to market gains or losses that are realized for tax purposes at the taxable REIT subsidiaries when the loans held-for-sale are deposited into the securitization trust, and the related derivatives are deposited into a swap trust. These gains are not realized for GAAP purposes, as the deposit of the derivatives into the swap trust are considered an inter-company transfer, as the REIT consolidates the swap trust. For GAAP purpose, these gains and losses are included in change in fair value of derivative instruments.

Loss on Sale of Loans.  The Company recorded a loss on the sale of loans of $27.6 million during the third quarter of 2007 as a result of a $24.4 million loss on the sale of all the remaining financial interest in one of the Company’s securitizations that the Company sold to a lender in settlement of all obligations owed on that security.

Provision for REO loss.  During the third quarter of 2007, the Company recorded a provision for REO losses in the amount of $40.4 million as a result of changes in the net realizable value of the real estate owned subsequent to the foreclosure date, due to increases in loss severities on recent REO liquidations as a result of an increase in homes for sale in the marketplace, a reduction in demand due to declining prices (as home buyers postpone home purchases, thereby exacerbating home price declines), and a reduced ability for borrowers to obtain financing.

Changes in Non-Interest Income

(dollars in thousands)

	Nine Months Ended September 30,
			Increase	%
	2007	2006	(Decrease)	Change
Change in fair value of derivative instruments	$(138,334)	$(91,155)	$(47,179)	(52)%
Realized gain from derivative instruments	103,840	156,582	(52,742)	(34)
Provision for repurchases	(4,553)	—	(4,553)	(100)
(Loss) gain on sale of other real estate owned	(6,716)	1,740	(8,456)	(486)
Amortization of mortgage servicing rights	(603)	(1,112)	509	46
Lower of cost or market writedown	(7,396)	—	(7,396)	(100)
Other (expense) income	4,367	26,664	(22,297)	(84)
Loss on sale of loans	(26,195)	(1,407)	(24,788)	(1762)
Provision for REO losses	(68,445)	—	(68,445)	(100)
Total non-interest income	$(144,035)	$91,312	$(235,347)	(258)%

Realized Gain from Derivative Instruments. Realized gains from derivatives decreased by $52.7 million (34 percent) during the first nine months of 2007 as compared to the same period in 2006, or 63 basis points of total average mortgage assets during the first nine months of 2007 as compared to 88 basis points of total average mortgage assets during the same period in 2006.  The decrease in realized gains is primarily due to a decrease in the notional balance of the trusts.  Realized gains from derivatives are recorded as current period expense or revenue on our consolidated financial statements and are included in the calculation of taxable income.

Change in Fair Value of Derivative Instruments.  The change in fair value of derivative instruments decreased by $47.2 million (52 percent) during the third quarter of 2007 as compared to the third quarter of 2006. The amount of market valuation adjustment is primarily the result of actual cash receipts on derivative instruments, and changes in the expectation of future interest rates. We primarily enter into derivative contracts to offset a portion of the changes in cash flows associated with securitized mortgage borrowings, as the Federal Open Market Committee has reduced the federal funds rate by 50 basis points in September 2007.  We record a market valuation adjustment for these derivatives as current period expense or income.  Changes in fair value of derivatives at IMH are included in GAAP net earnings and excluded for purposes of calculating estimated taxable income.

Loss on Sale of Loans.  The Company recorded a loss on the sale of loans of $26.2 million during the nine months ended September 30, 2007 as a result of a $24.4 million loss on the sale of all of the remaining financial interest in one of the Company’s securitizations that the Company sold to a lender in settlement of all obligations owed on that security.

Provision for REO loss.  During the first nine months of 2007, the Company recorded a provision for REO losses in the amount of $68.4 million as a result of changes in the net realizable value of the real estate owned subsequent to the foreclosure date, due to increases in severities on REO liquidations as a result of an increase in homes for sale in the marketplace, a reduction in demand due to declining prices (as home buyers postpone home purchases, thereby exacerbating home price declines), and a reduced ability for borrowers to obtain financing.

Non-Interest Expense

Changes in Non-Interest Expense

(dollars in thousands)

	Three Months Ended September 30,
			Increase	%
	2007	2006	(Decrease)	Change
General and administrative and other expense	$8,154	$1,868	$6,286	337%
Occupancy expense	4,814	413	4,401	1,066
Personnel expense	6,127	2,234	3,893	174
Data processing expense	1,425	1,478	(53)	(4)
Professional services	622	285	337	118
Equipment expense	493	502	(9)	(2)
Total operating expense	$21,635	$6,780	$14,855	219%

Total non-interest expenses increased $14.9 million (219 percent) on a quarter-over-quarter basis as general and administrative expenses have increased $6.3 million (337 percent) and occupancy expenses have increased $4.4 million (1,066 percent) during the third quarter of 2007 as compared to same period in 2006.  The increase is primarily the result of the costs from the Company’s retail mortgage operations that was acquired in the third quarter of 2007, as a result there are not comparable expense amounts in the prior year.  Occupancy expense increased $4.4 million from the prior year, as the Company recorded a $2.3 million restructuring charge for certain leases that were ceased to be used in its retail operations.  Additionally, the retail mortgage operations included $1.7 million of lease charges with no comparable costs in the prior year.

Changes in Non-Interest Expense

(dollars in thousands)

	Nine Months Ended September 30,
			Increase	%
	2007	2006	(Decrease)	Change
General and administrative and other expense	$25,293	$5,831	$19,462	334%
Personnel expense	14,089	4,151	9,938	239
Occupancy expense	6,986	1,263	5,723	453
Data processing expense	4,181	3,434	747	22
Professional services	2,212	1,464	748	51
Equipment expense	1,400	1,565	(165)	(11)
Total operating expense	$54,161	$17,708	$36,453	206%

Total non-interest expenses increased $36.5 million (206 percent) during the first nine months of 2007 as general and administrative expenses have increased $19.5 million (324 percent) and personnel expenses have increased $9.9 million (239 percent) during the third quarter of 2007 as compared to same period in 2006.  The increase is primarily the result of the costs from the Company’s retail mortgage operations that was acquired in the third quarter of 2007; as a result there are not comparable expense amounts in the prior year.  Occupancy expense increased $5.7 million from the prior year, as the Company recorded a $2.3 million restructuring charge for certain leases that were ceased to be used in its retail operations.  Additionally, the retail mortgage operations included $2.3 million of lease charges with no comparable costs in the prior year.

Mortgage Acquisitions and Originations by Continuing and Discontinuing Operations Channel

The following table summarizes the principal balance of mortgage acquisitions and originations for the periods indicated (in thousands):

	Three Months Ended September 30,
	2007		2006
	Principal		Principal
By Production Channel:	Balance	%	Balance	%
Correspondent acquisitions:
Flow	$24,581	4	$1,104,017	33
Bulk	69,615	11	1,191,686	35
Total correspondent acquisitions	94,197	15	2,295,703	68
Retail originations (1)	260,917	42	—	—
Wholesale originations	221,602	36	846,803	25
Total mortgage operations acquisitions	576,716	94	3,142,506	93
Commercial Mortgage Operations	39,085	6	233,894	7
Total acquisitions and originations	$615,801	100	$3,376,400	100

(1)                                  Originations are from continuing retail operations conducted by IHL.

Acquisitions and originations decreased to $615.8 million for the third quarter of 2007 as compared to $3.4 billion for the same period in 2006. The cessation of the Company’s ability to sell loans resulted in the discontinuation of the Flow, Bulk, Wholesale and Commercial production channels are the primary reason for the decline in production.

	Nine Months Ended September 30,
	2007		2006
	Principal		Principal
By Production Channel:	Balance	%	Balance	%
Correspondent acquisitions:
Flow	$473,603	11	$3,766,955	46
Bulk	1,300,690	29	1,661,781	20
Total correspondent acquisitions	1,774,293	40	5,428,736	66
Retail originations (1)	408,271	10	—	—
Wholesale originations	1,920,900	43	2,014,900	25
Total mortgage operations acquisitions	4,103,464	92	7,443,636	91
Commercial Mortgage Operations	394,962	8	713,829	9
Total acquisitions and originations	$4,498,426	100	$8,157,465	100

(1)                                  Originations are from continuing retail operations conducted by IHL.

Acquisitions and originations decreased to $4.5 billion for the first nine months of 2007 as compared to $8.2 billion for the same period in 2006.  The cessation of the Company’s ability to sell loans resulted in the discontinuation of the Flow, Bulk, Wholesale and Commercial production channels are the primary reason for the decline in production.

Results of Operations by Business Segment

Long-Term Investment Operations

Condensed Statements of Operations Data

(dollars in thousands)

	Three Months Ended September 30,
			Increase	%
	2007	2006	(Decrease)	Change
Net interest income (expense)	$3,040	$(44,131)	$47,171	107%
Provision for loan losses	789,445	3,533	785,912	22,245
Net interest expense after provision for loan losses	(786,405)	(47,664)	(738,741)	(1550)

Realized gain from derivative instruments	28,815	60,595	(31,780)	(52)
Change in fair value of derivative instruments	(135,347)	(150,051)	14,704	10
Other non-interest income	(76,159)	6,803	(82,962)	(1,219)
Total non-interest income	(182,691)	(82,653)	(100,038)	(121)

Non-interest expense	7,262	6,780	482	7
Net loss	$(976,358)	$(137,097)	$(839,261)	(612)%

Net loss for the quarter ended September 30, 2007 increased $839.3 million (612 percent) to a loss of $976.4 million, as compared to the third quarter of 2006. The quarter-over-quarter decrease in net earnings was primarily due to the increase in the provision for loan losses which increased $785.9 million for the third quarter of 2007 as compared to the third quarter of 2006, due to increased delinquencies.  In addition, the Company has observed an increase in loss severities on its REO liquidations, which is used to estimate the severities on our REO inventory.

Net interest income increased $47.2 million (107 percent) quarter over quarter, primarily as a result of a decrease in projected prepayment speeds which reduced the amortization of loan premiums, which increased interest income.  The decreased amortization was affected by the reduced prepayment rates, which resulted from the sharp decline in available mortgage products for non-conforming borrowers and declining housing prices reducing the equity in the borrowers’ properties.  Additionally, the Company’s adjusted coupon rates have increased in excess of the increase in borrowing costs, compared to the prior year.

Realized gain (loss) from derivatives decreased to $28.8 million for the third quarter of 2007 compared to $60.6 million for the third quarter of 2006, as a result of a decrease in the size of the mortgage portfolio, and the decrease in the size of the underlying notional balance of the derivatives.

The change in fair value on derivative instruments decreased $14.7 million for the third quarter of 2007 as compared to the third quarter of 2006. The market valuation adjustment is primarily the result of changes in the expectation of future interest rates.

Additionally, other non-interest income decreased $83.0 million primarily due to the provision for REO losses increasing $40.4 million for the third quarter of 2007, as compared to no provision for REO losses for the third quarter of 2006, as a result of the decline in home prices.  Also contributing to the decrease in other non-interest income was a loss of $24.4 million on the sale of a financed interest in one of the Company’s securitizations that the Company sold to a repo lender in settlement of all obligations owed on that security.

Condensed Statements of Operations Data

(dollars in thousands)

	Nine Months Ended September 30,
			Increase	%
	2007	2006	(Decrease)	Change
Net interest income (expense)	$383	$(91,593)	$91,976	100%
Provision for loan losses	979,740	3,638	976,102	26,831
Net interest expense after provision for loan losses	(979,357)	(95,231)	(884,126)	(928)

Realized gain from derivative instruments	103,840	156,582	(52,742)	(34)
Change in fair value of derivative instruments	(136,701)	(95,185)	(41,516)	(44)
Other non-interest income	(102,767)	21,332	(124,099)	(582)
Total non-interest income	(135,628)	82,729	(218,357)	(264)

Non-interest expense	19,702	17,708	1,994	11
Net loss	$(1,134,687)	$(30,210)	$(1,104,477)	(3,656)%

Net loss for the nine months ended September 30, 2007 increased $1.1 billion (3,656 percent) to a loss of $1.1 billion, as compared to the same period in 2006. The decrease in net earnings was primarily due to the increase in the provision for loan losses which increased $976.1 million, due to increased severities on REO liquidations, coupled with increased mortgage delinquency dollars.  Net interest income increased $92.0 million (100 percent), primarily as a result of a decrease in projected prepayment speeds which reduced the amortization of loan premiums, which increased interest income.  Additionally, the Company’s adjusted coupon rates have increased in excess of the increase in borrowing costs, compared to the prior year.

Realized gain (loss) from derivatives which decreased to $103.8 million compared to $156.6 million for the first nine months of 2006, as a result of a decrease in the size of the mortgage portfolio, and the size of the underlying notional balance of the derivatives.

The change in fair value on derivative instruments decreased $41.5 million due to changes in the expectation of future interest rates.

Additionally, other non-interest income decreased $124.1 million primarily due to the provision for REO losses increasing to $68.4. million, as compared to no provision for REO losses for the first nine months of 2006.  Also contributing to the decrease in other non-interest income was a loss of $24.4 million on the sale of a financed interest in one of the Company’s securitizations that the Company sold to a repo lender in settlement of all obligations owed on that security.

Retail Operations

Condensed Statements of Operations Data

(dollars in thousands)

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2007	2007
Net interest income (expense)	$(116)	$(312)
Provision for loan losses	—	—
Net interest income (expense) after provison for loan losses	$(116)	$(312)

Gain on sale of loans	143	2,804
Lower of cost or market writedown	(6,657)	(4,553)
Provision for repurchases	(4,553)	(7,396)
Other income	(1,971)	(1,409)
Non-interest expense and income taxes	14,373	34,459
Net loss	$(27,527)	$(45,325)

On May 31, 2007, the Company acquired production facilities from Pinnacle Financial Corporation (PFC), later renamed Impac Home Loans (IHL) located primarily on the east coast of the United States.  Therefore, there is no corresponding three or nine month 2006 comparison.

The retail operations generates income by selling mortgages to permanent investors, and, to a lesser extent, earns revenue from fees associated with mortgage servicing rights, and interest income earned on mortgages held-for-sale.

Net loss for the retail operations was a loss of $27.5 million primarily due to the following:

•                  $4.6 million provision for repurchases;

•                  $6.7 million loss on lower of cost or market writedown on loans held-for-sale; and

•                  non-interest expense and income taxes of $14.4 million.

The Company recorded loans held-for-sale at the lower of cost or market resulting in a $6.7 million write-down of loans held-for-sale as current market conditions, such as the widening of credit and bond spreads and a lack of demand for mortgage product forced the loans to drop in value.  The $6.7 million writedown was primarily due to a decrease in the fair value in the marketplace for loans, as investors require a higher yield, which reduced the fair value of our loans held-for-sale.  The retail operations are reflected as a stand-alone entity for segment financial reporting purposes; however, on the consolidated financial statements inter-company loan sales and related gains are eliminated.

Non-interest expense and income taxes were $14.4 million which was primarily the result of occupancy expense of $4.0 million, which includes a $2.3 million lease abandonment charge and general and administrative expenses of $4.7 million for the third quarter of 2007.  Additionally, the retail operations recorded a $1.2 million impairment on property plant and equipment in which the book value exceeded the fair value.

Discontinued Operations

Condensed Statements of Operations Data

(dollars in thousands)

	Three Months Ended September 30,
			Increase	%
	2007	2006	(Decrease)	Change
Net interest income (expense)	$3,082	$6,915	$(3,833)	(55)%
Provision for loan losses	2,807	(350)	3,157	902
Net interest income (expense) after provison for loan losses	$275	$7,265	$(6,990)	(96)

Gain on sale of loans	(39,287)	4,926	(44,213)	(898)
Lower of cost or market writedown	(99,067)	—	(99,067)	(100)
Provision for repurchases	(11,165)	15,876	(27,041)	(170)
Other income	(6,120)	(5,290)	(830)	(16)
Non-interest expense and income taxes	38,713	26,041	12,672	49
Net loss	$(194,077)	$(3,264)	$(190,813)	(5,846)%

During the third quarter of 2007, the Company announced plans to exit its mortgage origination (excluding retail mortgage operations), commercial origination, and warehouse lending operations.  These businesses are presented as discontinued operations in the Company’s consolidated financial statements.

Net earnings for the discontinued operations decreased $194.1 million (5,846 percent) primarily due to the following changes:

•                  decrease of $44.2  million in gains from the sale of loans;

•                  increase of $27.0 million in provision for repurchases; and

•                  increase in charges to expense of $99.1 million for the change in valuation of loans held-for-sale (LOCOM).

Gains from the sale of loans decreased $44.2 million primarily as a result of the Company’s exchange of the Company’s ISAC SD 06-1, in settlement of borrowing obligations.  The Company recorded a loss of $24.4 million which represented the difference between the GAAP basis of the loans and the borrowings outstanding on the repo line at the date the interests in the securitization were exchanged for payoff of the debt. Additionally the pricing obtained on loans sold to third parties was significantly reduced, when compared to the prior years execution prices, as the market value of performing and non-performing loans decreased due to the saturation of loans for sale in the market place and the deterioration in the prevailing real estate market and economic conditions.

Provision for repurchases increased $27.0 million (170 percent) during the third quarter of 2007 as compared to the third quarter of 2006. The increase in the provision for repurchases was primarily due to an increase in severities of actual losses, which resulted from a decrease in the perceived credit quality of the loans subject to repurchase.

The Company recorded loans held-for-sale at the lower of cost or market resulting in a $99.1 million increase in the write-down of loans held-for-sale as current market conditions, such as the widening of credit and bond spreads and a lack of demand for mortgage product forced the loans to decline in value. The $99.1 million write-down was primarily attributable to a decrease in the weighted average market price for loans.  The Company accumulated $1.6 billion of loans as of June 30, 2007 in the normal course of business, however with the deterioration in the credit markets the Company was unable to securitize or sell these loans as planned, which resulted in significant margin calls.  The mortgage, commercial, and warehouse lending operations are reflected as discontinued operations for financial reporting purposes; however, on the financial statements inter-company loan sales, related gains, finance receivables and borrowings are eliminated.

During the three months ended September 30, 2007, the mortgage operations recorded a restructuring charge of $4.2 million, for the fair value of lease costs that were ceased to be utilized at September 30, 2007, included in non-interest expense above.  Additionally, the mortgage operations recorded an $11.6 million impairment on property plant and equipment in which the book value exceeded the fair value.

Condensed Statements of Operations Data

(dollars in thousands)

	Nine Months Ended September 30,
			Increase	%
	2007	2006	(Decrease)	Change
Net interest income (expense)	$13,915	$18,958	$(5,043)	(27)%
Provision for loan losses	4,867	(350)	5,217	1,491
Net interest income (expense) after provison for loan losses	$9,048	$19,308	$(10,260)	(53)

Gain on sale of loans	(47,401)	37,057	(84,458)	(228)
Provision for repurchases	(41,883)	(7,233)	(34,650)	(479)
Lower of cost or market writedown	(133,203)	(15,283)	(117,920)	(772)
Other income	(4,963)	(1,396)	(3,567)	(256)
Non-interest expense and income taxes	84,404	63,376	21,028	33
Net loss	$(302,806)	$(30,923)	$(271,883)	(879)%

During the third quarter of 2007, the Company announced plans to exit its mortgage, commercial, and warehouse lending operations.  These businesses were presented as discontinued operations in the Company’s financial statements.

Net earnings for the discontinued operations decreased $271.9 million (879 percent) primarily due to the following changes:

•                  decrease of $84.5  million in gains from the sale of loans;

•                  increase of $34.7 million in provision for repurchases; and

•                  increase in charges to expense of $117.9 million for the change in valuation of loans held-for-sale.

Gains from the sale of loans decreased $84.5 million primarily as a result of the Company’s exchange of the Company’s ISAC SD 06-1, in settlement of borrowing obligations.  The Company recorded a loss of $24.4 million which represented the difference between the GAAP basis of the loans and the borrowings outstanding on the repo line at the date the interests in the securitization were exchanged for payoff of the debt. Additionally the pricing obtained on loans sold to third parties was significantly reduced, when compared to the prior years execution prices, as the market value of performing and non-performing loans decreased due to the saturation of loans for sale in the market place and the deterioration in the prevailing real estate market and economic conditions.

Provision for repurchases increased $34.7 million (479 percent) during the third quarter of 2007 as compared to the third quarter of 2006. The increase in the provision for repurchases was primarily due to an increase in severities of actual losses, which resulted from a decrease in the perceived credit quality of the loans subject to repurchase.

The Company recorded loans held-for-sale at the lower of cost or market resulting in a $117.9 million increase in the write-down of loans held-for-sale as current market conditions, such as the widening of credit and bond spreads and a lack of demand for mortgage product forced the loans to decline in value. The $117.9 million write-down was primarily attributable to a decrease in the weighted average market price loans.  The Company accumulated $1.6 billion of loans as of June 30, 2007 in the normal course of business, however with the deterioration in the credit markets the Company was unable to securitize or sell these loans as planned, which resulted in significant margin calls.  The mortgage, commercial, and warehouse lending operations are reflected as discontinued operations for financial reporting purposes; however, on the financial statements inter-company loan sales, related gains, finance receivables and borrowings are eliminated.

Liquidity and Capital Resources

It has been our policy to have adequate liquidity to cover normal cyclical swings in funding availability and mortgage demand and to allow us to meet abnormal and unexpected funding requirements. However, based on the unprecedented volatility in the marketplace since the beginning of the third quarter it has become difficult to anticipate future conditions, and meet these objectives of available liquidity.  The Company accumulated $1.6 billion of loans as of June 30, 2007 in the normal course of business, however with the deterioration in the credit markets the Company was unable to securitize or sell these loans as planned, which resulted in significant margin calls.  As of September 30, 2007, the Company’s largest liquidity usage was the margin calls required on its remaining reverse repurchase lines of credit.  The Company does not anticipate any further significant margin calls on the loans held-for-sale.  However, since we still have certain facilities outstanding, there can be no assurances the Company may not receive future margin calls nor can we make any assurances that we would satisfy these margin calls.  The Company’s usage of liquidity in order of significance consisted of the following:

•                  meeting margin call requirements on loans held-for-sale,

•                  settling obligations related to the Company’s repurchase obligations, and

•                  normal payroll, lease obligations and other operating expenditures.

We plan to meet liquidity requirements through effectively managing our assets and maximizing recovery on our investments with the goal of avoiding unplanned sales of assets or emergency borrowing of funds. Toward this goal, our asset/liability committee, or “ALCO,” is responsible for monitoring our liquidity position and funding needs.

ALCO participants include senior executives of the Company. ALCO meets on a weekly basis to review current and projected sources and uses of funds. ALCO monitors the composition of the balance sheet for changes in the liquidity of our assets. Our primary liquidity consists of cash and cash equivalents; short-term securities available for sale, and maturing mortgages, or “liquid assets.”

We believe that current cash balances, short-term investments, current financing facilities, excess cash flows generated from our long-term mortgage portfolio, and master servicing fees will provide for projected funding needs.  However, the secondary market is rapidly evolving and the performance of the long-term mortgage portfolio is subject to the deteriorating real estate market and current credit crisis, and the potential impact on the Company is unknown.  Additionally, as the Company liquidates REOs the resulting losses will reduce the cash receipts from the securitized mortgage collateral.  Also the ability of the Company to reduce its lease obligations will effect the future cash flows.

Our operating businesses primarily use available funds as follows:

•                 origination of mortgages by the retail mortgage operations;

•                  pay interest on remaining reverse warehouse facilities;

•                 distribute preferred stock dividends, and trust preferred interest;

•                 pay lease obligations, payroll obligations, operating expenses and

•                 repurchase loans.

Our ability to meet liquidity requirements and the financing needs of our remaining customers is subject to maintaining the remaining reverse repurchase facility. The Company was in technical default of the reverse repurchase lines, however, subsequent to September 30, 2007 the Company satisfied a large portion of the $923.8 million outstanding at September 30, 2007.  The Company continues to use one facility to fund new retail loan originations, until the retail operations are discontinued. The retail facility has an outstanding balance of $72.3 million at September 30, 2007; however the available borrowings on this line were reduced to $35.0 million, with a further reduction to $25.0 million by December 31, 2007 and the Company has been notified that this lender is expecting to recommend to its credit committee an orderly wind down of this line over the next few months.  The Company will either dispose of the retail mortgage operations or discontinue and wind down the operations.

Although the Company does not anticipate being able to obtain any financing over the next twelve months, any decision to provide available financing to us in the future will depend upon a number of factors, including:

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

Distribute common and preferred stock dividends. We are required to distribute a minimum of 90% of our taxable income to our stockholders in order to maintain our REIT status, exclusive of the application of any tax loss carry forwards that may be used to offset current period taxable income. Because we pay dividends based on taxable income, dividends may be more or less than net earnings. We did not declare a cash dividend for the second or third quarter of 2007 and paid cash dividends of $0.10 per outstanding common share for the first quarter of 2007.  Based on current tax estimates, all of the 2007 dividends will be a return of capital.  In addition, we paid cash dividends of $3.7 million on preferred stock during the third quarter of 2007.

During the third quarter of 2007, our operating businesses were primarily funded as follows:

•          reverse repurchase agreements;

•          excess cash flows from our long-term mortgage portfolio master servicing fees; and

•          sale of mortgages.

Reverse repurchase agreements. In the past we used reverse repurchase agreements to fund substantially all financing for the origination of mortgages. We currently finance the acquisition of conforming mortgages generated by the retail operations, primarily through borrowings on one remaining reverse repurchase facility which had a maximum borrowing capacity of $98.0 million and $72.3 million outstanding at September 30, 2007, which will expire during 2008.

Excess cash flows from our long-term mortgage portfolio. We receive excess cash flows on mortgages held as securitized mortgage collateral after distributions are made to investors on securitized mortgage borrowings to the extent cash or other collateral required to maintain credit ratings on the securitized mortgage borrowings is fulfilled and can be used to provide funding for some of the long-term investment operations’ activities.  Excess cash flows represent the difference between principal and interest payments on the underlying mortgages, adjusted by the following:

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

•                  unpaid interest shortfall;

•                  basis risk shortfall;

•                  bond writedowns reinstated; and

•                  residual cashflow.

Inflation/Deflation

The consolidated financial statements and corresponding notes to the consolidated financial statements have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased costs of our operations. Unlike industrial companies, nearly all of our assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Inflation affects our operations primarily through its effect on interest rates, since interest rates normally increase during periods of high inflation and decrease during periods of low inflation. During periods of increasing interest rates, demand for mortgages and a borrower’s ability to qualify for mortgage financing in a purchase transaction may be adversely affected. During periods of decreasing interest rates and housing price appreciation, borrowers may prepay their mortgages, which in turn may adversely affect our yield and subsequently the value of our portfolio of mortgage assets.  Additionally, the depreciation in home prices has increased the loss severities experienced by the Company.

Off Balance Sheet Arrangements

When we sell loans through whole-loan sales, we are required to make normal and customary representations and warranties to the loan purchasers, including guarantees against early payment defaults typically 90 days, and fraudulent misrepresentations by the borrowers. Our whole-loan sale agreements generally require us to repurchase loans if we breach a representation or warranty given to the loan purchaser. In addition, we may be required to repurchase loans as a result of borrower fraud or if a payment default occurs on a mortgage loan shortly after its sale. Because the loans are no longer on our balance sheet, the recourse component is considered a guarantee. During the third quarter of 2007, we sold $920.1 million of loans with recourse compared to $1.2 billion in the third quarter of 2006. We maintained a $36.9 million reserve related to these guarantees as of September 30, 2007 compared with a reserve of $27.8 million as of June 30, 2007. During the third quarter of 2007 we paid $2.0 million to repurchase loans previously sold to third parties as compared to $13.3 million during the second quarter of 2007.

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

Interest rate risk management is the responsibility of the Asset Liability Committee (ALCO), which is comprised of the senior management and reports results of interest rate risk analysis to the IMH board of directors on at least a quarterly basis. ALCO establishes policies that monitor and coordinate sources, uses and pricing of funds. ALCO also attempts to reduce the volatility in net interest income by managing the relationship of interest rate sensitive assets to interest rate sensitive liabilities. However, as a result of the credit crisis, the Company is no longer in a position to actively hedge its interest rate risk in the future.  In addition, various modeling techniques are used to value interest sensitive mortgage-backed securities. The value of investment securities available-for-sale is determined using a discounted cash flow model using prepayment rate, discount rate and credit loss assumptions. Our investment securities portfolio is available-for-sale, which requires us to perform market valuations of the securities in order to properly record the portfolio. We continually monitor interest rates of our investment securities portfolio as compared to prevalent interest rates in the market. We do not currently maintain a securities trading portfolio and are not exposed to market risk as it relates to speculative trading activities.

Changes in Interest Rates

Interest rate risk management policies intended to limit our exposure to changes in interest rates primarily associated with cash flows on our adjustable rate securitized mortgage borrowings. Our primary objective is to limit our exposure to the variability in future cash flows attributable to the variability of one-month LIBOR, which is the underlying index of our adjustable rate securitized mortgage borrowings. We also monitor on an ongoing basis the prepayment risks that arise in fluctuating interest rate environments. Our interest rate risk management policies are formulated with the intent to offset potential adverse effects of changing interest rates on cash flows on adjustable rate securitized mortgage borrowings.  However, we are currently limited on what we can do to offset future changes in interest rates.  The Company maintains derivatives on the securitized mortgage borrowings to offset approximately 80-90% of the potentially adverse risk.

In the past we primarily acquired for long-term investment ARMs and hybrid ARMs and, to a lesser extent, FRMs. ARMs are generally subject to periodic and lifetime interest rate caps. This means that the interest rate of each ARM is limited to upwards or downwards movements on its periodic interest rate adjustment date, generally nine months, or over the life of the mortgage. Periodic caps limit the maximum interest rate change, which can occur on any interest rate change date to generally a maximum of 1% per semiannual adjustment. Also, each ARM has a maximum lifetime interest rate cap. Generally, borrowings are not subject to the same periodic or lifetime interest rate limitations. During a period of rapidly increasing or decreasing interest rates, financing costs could increase or decrease at a faster rate than the periodic interest rate adjustments on mortgages would allow, which could affect net interest income. In addition, if market rates were to exceed the maximum interest rate limits of our ARMs, borrowing costs could increase while interest rates on ARMs would remain constant. In the past we also acquired hybrid ARMs that had initial fixed interest rate periods generally ranging from two to seven years which subsequently convert to ARMs. During a rapidly increasing or decreasing interest rate environment financing costs would increase or decrease more rapidly than would interest rates on mortgages, which would remain fixed until their next interest rate adjustment date. In order to provide protection against potential resulting basis risk shortfall on the related liabilities, in the past we purchased derivatives.

The use of derivatives to manage risk associated with changes in interest rates was an integral part of our strategy. The amount of cash payments or cash receipts on derivatives is determined by (1) the notional amount of the derivative and (2) current interest rate levels in relation to the various strikes or coupons of derivatives during a particular time period. As of September 30, 2007 and December 31, 2006, we had notional balances of interest rate swaps, caps, and floors of $15.4 billion and $19.5 billion, respectively, with net fair values of $(4.3) million and $132.5 million, respectively, pertaining to our current and pending securitizations. By using derivatives, we attempted to minimize the effect of both upward and downward interest rate changes on our long-term mortgage portfolio. Our goal was to moderate significant changes to base case net interest income, including net cash flows from derivatives, as interest rates change. We primarily acquired swaps, and to a lesser extent caps, to essentially convert our adjustable rate securitized mortgage borrowings into fixed rate borrowings. For instance, we receive one-month LIBOR on swaps, which offsets interest expense on adjustable rate securitized mortgage borrowings, and we pay a fixed interest rate.

The interest rate risk profile of our balance sheet is more sensitive to changes in interest rates related to our liabilities. We used derivatives extensively in order to manage the interest rate, or price risk, inherent in our assets, liabilities and loan commitments. Our main objective in managing interest rate risk was to moderate the effect of changes in interest rates on our earnings over time. Our interest rate risk management strategies may result in significant earnings volatility in the short term. The success of our interest rate risk management strategy is largely dependent on our ability to predict the earnings sensitivity of our long-term investment operations in various interest rate environments. There are many market factors that affect the performance of our interest rate risk management activities including interest rate volatility, prepayment behavior, the shape of the yield curve and the spread between mortgage interest rates and treasury or swap rates. The success of this strategy affects our net earnings. This effect, which can be either positive or negative, can be material.

We measure the sensitivity of our net interest income to changes in interest rates affecting interest sensitive assets and liabilities using various simulations. These simulations take into consideration changes that may occur in investment and financing strategies, the forward yield curve, interest rate risk management strategies, mortgage prepayment speeds. As part of various interest rate simulations, we calculate the effect of potential changes in interest rates on our interest-earning assets and interest-bearing liabilities and their affect on overall earnings. The simulations assume instantaneous and parallel shifts in interest rates and to what degree those shifts affect net interest income.

The following table estimates the financial effect to base case, including net cash flow from derivatives, from various instantaneous and parallel shifts in interest rates based on both our consolidated structure and un-consolidated structure, which refers to the notional amount of derivatives that are not recorded on our balance sheet as of August 31, 2007 (dollar amounts in millions):

	Changes in base case as of August 31, 2007 (1)
Instantaneous and Parallel Change in Interest Rates (2)	Excluding net cash flow on derivatives		Net cash flow on derivatives	Including net cash flow on derivatives
	$	(%)	$	$	(%)
Up 300 basis points, or 3% (3)	(177)	(1,389)	139	(38)	(70)
Up 200 basis points, or 2%	(100)	(783)	92	(8)	(14)
Up 100 basis points, or 1%	(46)	(362)	46	—	—
Down 100 basis points or 1%	40	313	(47)	(7)	(13)
Down 200 basis points or 2%	78	613	(94)	(16)	(29)
Down 300 basis points or 3%	118	923	(141)	(23)	(43)

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

(3)                         This simulation was added to our analysis as it is relevant in light of the interest rate environment as of August 31, 2007 and the projected forward yield curve for 2007 and 2008.

In the previous table, the up 100 basis point scenario as of August 31, 2007 represents our projection of the net change from base case net interest income, which is derived from assumptions as previously discussed, if market interest rates were to immediately rise by 100 basis points. This means that we increase interest rates at all data points along our projected forward yield curve by 100 basis points and recalculate our projection of net interest income over the next 12 months. In addition, based on changes in interest rates, or changes in our forward yield curve, our model adjusts mortgage prepayment rates and recalculates amortization of acquisition and securitization costs and net cash receipts or payments on derivatives as part of the calculation of net interest income. Thus, if a 100 basis point interest rate increase occurred, the projected volatility to net interest income is positively impacted through our use of derivatives.

We estimate net interest income along with net cash flows from derivatives for the next twelve months using balance sheet data and the notional amount of derivatives as of August 31, 2007 and 12-month projections of the following primary drivers affecting net interest income:

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

Using information as presented above, and other analysis, the Company reviews its interest rate risk profile.  Based on this review, in the past the Company made certain decisions on how to mitigate its interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our CEO (who is currently performing the functions of both the principal executive and financial officer), conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e). Based on this evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level at September 30, 2007.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2007, the changes to internal control over financial reporting have been significant as we have been downsizing and restructuring the Company over the last few months, to reflect the deterioration in market conditions.  Given the current market environment, we have made significant changes to the staff levels, our business model, as well as certain controls that are no longer considered applicable.  The changes that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, are as follows:

•                  We continue to reduce our workforce, consolidate and eliminate operations and outsource certain functions. Accordingly, responsibility for administration, management and review of many of our assets has transitioned among our remaining personnel.

•                  In conjunction with further reductions in personnel, we have transitioned some of our accounting and business support applications to manual processes supported by a system of manual internal controls and spreadsheets. Management has supervised these transitions and has implemented procedures we believe provide effective disclosure and internal controls over financial reporting. We are assessing the efficacy of these procedures and will continue to do so in subsequent periods.

As the market for our industry has continued to deteriorate over the last few months, we have been reducing staff levels.  In addition, with the discontinuance of certain operations, we have been evaluating the need to maintain an internal control environment consistent with previous periods.  This evaluation has led to the reduction and / or change in certain controls that are not deemed to be applicable to the current business process and reporting.  We are also in the process of evaluating the need for information technology systems that we have used in the past to conduct business and report results.  With the reduced number of the internal controls, with less staff to perform the steps to maintain the controls, we have identified deficiencies in our internal control environment.  In addition, with less staff to maintain the information technology systems, our risks associated with maintaining an adequate control information technology environment has increased. As a result, it is very likely that in connection with the annual assessment of our internal control over financial reporting we will identify significant deficiencies.  Although we are uncertain at this time as we have not completed our assessment, any significant deficiencies may, in the aggregate or individually, rise to the level to be deemed material weaknesses, which would result in a determination of ineffective internal control over financial reporting and disclosure controls.

PART II. OTHER INFORMATION

ITEM 1:                               LEGAL PROCEEDINGS

On August 17, 2007, a purported class action matter was filed in the United States District Court, Central District of California, against IMH and several of its senior officers entitled Sheldon Pittleman v. Impac Mortgage Holdings, Inc., et al.  The action alleges against all defendants violations of Section 10(b) and 10b-5 of the Securities exchange Act of 1934 (the “Exchange Act”) and against the individual defendants violations of Section 20(a) of the Exchange Act.  Plaintiffs contend that the defendants caused the Company’s stock to trade at artificially inflated prices through false and misleading statements and intentional or reckless disregard of basic accounting principles.  The complaint seeks compensatory damages for all damages sustained as a result of the defendants’ actions, including reasonable costs and expenses and other relief as the court may deem proper.  On October 3, 2007, a similar case was filed in the same Court entitled Richard Abrams v. Impac Mortgage Holdings, Inc., et al.  This action makes allegations similar to those in the Pittleman action and also seeks similar recovery.

On October 11, 2007, a shareholder derivative action was filed in the Superior Court of California, Orange County against the Company and certain of its officers and directors.  The complaint alleges claims for a breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, a violation of California Civil Code Sections 1709 and 1710 for deceit and for contribution and indemnification.  The action seeks to recover for the company the damages suffered by the Company as a result of the individuals breach of fiduciary duty, abuse of control, gross mismanagement and waste of corporate assets.  It also seeks to impose a constructive trust on the proceeds of any individuals trading activity, disgorgement of profits benefits of other compensation of the individual defendants, costs and disbursements in the action including reasonable attorney’s fees, expert fees, accountant’s fees, expenses and such other relief as the court may deem proper.

On October 4, 2007, a purported class action matter was filed in the United States District Court, Central District of California against Impac Funding Corporation and Impac Mortgage Holdings, Inc. entitled Vincent Marshell v. Impac Funding Corporation, et al.  The action alleges violations of Truth in Lending Act, Violation of California Business and Professional Code Section 17200, et seq, breach of contract, and an additional claim under Business and Professional Code Section 17200.  The complaint alleges that the defendants failed to disclose pertinent information in a clear conspicuous manner as called for in the Truth in Lending Act, and that they misled the plaintiff.  The action seeks to recover actual damages, compensatory damages, consequential damages, punitive damages, rescission, reasonable attorneys fees and costs, statutory damages, a disgorgement of all profits obtained as a result of the unfair competition, equitable relief including restitution and such other relief as is just and proper.

On December 17, 2007, a purported class action matter was filed in the United States District Court, Central District of California, against IMH and several of its senior officers entitled Sharon Page v. Impac Mortgage Holdings, Inc., et al.  The action is a complaint for violations of the Employee Retirement Income Security Act in relation to the Company’s 401(k) plan.  The complaint alleges breach of fiduciary duties, breach of duty to avoid conflicts of interest, allegations of co-fiduciary liability and knowing participation in a breach of fiduciary duty by IMH.  Plaintiffs contend that the defendants breached their fiduciary duties in violation of ERISA by failing to prudently and loyally manage the plan’s investment in IMH stock by continuing to offer IMH stock as an investment option and to make contributions in stock, provide complete and accurate information to participants, and monitor appointed plan fiduciaries and provide them with accurate information. The complaint seeks monetary payment to the plan for the losses in an amount to be proven, injunctive and other appropriate equitable relief, a constructive trust on amounts by which any defendant was unjustly enriched, an appointment of one or more independent fiduciaries, actual damages, reasonable attorney fees and expenses, taxable costs, interests on these amounts and other legal or equitable relief as may be just and proper.

Please refer to IMH’s report on Form 10-K for the year ended December 31, 2006 and reports on Form 10-Q for the periods ending March 31, 2007 and June 30, 2007 for a description of other litigation and claims.

We believe that we have meritorious defenses to the above claims and intend to defend these claims vigorously.  Nevertheless, litigation is uncertain and we may not prevail in the lawsuits and can express no opinion as to their ultimate resolution.  An adverse judgment in any of these matters could have a material adverse effect on us.

ITEM 1A:                      RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2006 and our quarterly reports on Form 10-Q for the period ended March 31, 2007 and June 30, 2007, include a detailed discussion of additional risk factors. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K, in addition to the March 31, 2007 and June 30, 2007 Form 10-Qs.

We have negative shareholders’ equity, which could adversely affect our financial condition and otherwise adversely impact our business and growth prospects.

As of September 30, 2007, we had a shareholders’ deficit of $(493.3) million, which means our total liabilities exceed our total assets.  The existence of a shareholders’ deficit may effect our ability to continue to pay scheduled distributions on our preferred stock, limit our ability to obtain future debt or equity financing, and cause regulatory issues as it could effect our state mortgage licenses. If we are unable to obtain financing in the future, it could have a negative effect on our operations and our liquidity.

Our ability to generate cash flows from operations and to make scheduled distributions on our outstanding preferred stock will depend on our future financial performance and particularly our ability to realize the value of our investment portfolio. Our future performance will be affected by a range of economic, competitive, legislative, operating and other business factors, many of which we cannot control, such as general economic and financial conditions in our industry or the economy at large. A significant reduction in operating cash flows resulting from further deterioration in the mortgage industry, changes in economic conditions, or other events could increase the need for additional or alternative sources of liquidity and could have a material adverse effect on our business, financial condition, results of operations and prospects and our ability to satisfy our obligations. If we are unable to satisfy our obligations, we will be forced to adopt an alternative strategy that may include actions such as, selling assets, restructuring or refinancing indebtedness or seeking equity capital. We cannot assure you that any of these alternative strategies could be effected on satisfactory terms, if at all, or that they would yield sufficient funds for continuing operations.

The New York Stock Exchange (“NYSE”) has notified us that we are not in compliance with its continued listing criteria. If we are delisted by The NYSE, the price and liquidity of our common stock will be negatively affected.

On November 28 2007, we received notice from NYSE Regulation, Inc. stating that we are not in compliance with the NYSE’s continued listing standard related to maintaining a consecutive thirty day average closing stock price of over $1.00 per common share. Under NYSE rules, we have six months to bring our share price and average price back above $1.00, during which time our common stock and preferred stock will continue to be listed and traded on the NYSE, subject to ongoing reassessment by NYSE Regulation.  If the share price and average price are not above $1.00 at the expiration of the six-month period, then the NYSE will commence suspension and delisting procedures.  In addition, even if such minimum price is achieved and maintained, there can be no assurance that we will be able to continue to meet the NYSE’s other qualitative or quantitative listing standards for continued listing. The NYSE has informed us that it will continue to monitor share price levels and that it reserves the right to take more immediate listing action in the event that the stock trades at levels that are viewed as “abnormally low” on a sustained basis or based on other qualitative factors.

We cannot assure you that the NYSE will maintain our listing in the future. In the event that our common stock is delisted by the NYSE, or if it becomes apparent to us that we will be unable to meet the NYSE’s continued listing criteria in the foreseeable future, we may seek to have our stock listed or quoted on another national securities exchange or quotation system. However, we cannot assure you that, if our common stock is listed or quoted on such other exchange or system, the market for our common stock will be as liquid as it has been on the NYSE. As a result, if we are delisted by the NYSE or transfer our listing to another exchange or quotation system, the market price for our common stock may become more volatile than it has been historically.

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

During 2007, as the market for our industry has continued to deteriorate over the last few months, we have been reducing staff levels.  In addition, with the discontinuance of certain operations, we have been evaluating the need to maintain an internal control environment consistent with previous periods.  This evaluation has led to the reduction and / or change in certain controls that are not deemed to be applicable to the current business process and reporting.  We are also in the process of evaluating the need for information technology systems that we have used in the past to conduct business and report results.  Even with the reduced number of internal controls, we have experienced some deficiencies in our internal control environment.  In addition, with less staff to maintain the information technology systems, our risks associated with maintaining an adequate control information technology environment has increased. As a result, it is very likely that in connection with the annual assessment of our internal control over financial reporting, we will identify significant deficiencies. Although we are uncertain at this time as we have not completed our assessment, any significant deficiencies may, in the aggregate or individually, rise to the level to be deemed material weaknesses, which would result in a determination of ineffective internal control over financial reporting and disclosure controls.

We cannot be certain that our efforts to improve or change our internal control over financial reporting and disclosure controls and procedures will be successful or that we will be able to maintain adequate controls over our financial processes and reporting in the future. Any failure to develop or maintain effective controls or difficulties encountered in their implementation or other effective improvement of our internal control over financial reporting and disclosure controls and procedures could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to adequately maintain our internal control over financial reporting, our external auditors will not be able to issue an unqualified opinion and will issue an adverse opinion on the effectiveness of our internal control over financial reporting~~.~~

Ineffective internal control over financial reporting and disclosure controls and procedures could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities or affect our ability to access the capital markets and could result in regulatory proceedings against us by, among others, the SEC. In addition, a material weakness in internal control over financial reporting, which may lead to deficiencies in the preparation of financial statements, could lead to litigation claims against us. The defense of any such claims may cause the diversion of management’s attention and resources, and we may be required to pay damages if any such claims or proceedings are not resolved in our favor. Any litigation, even if resolved in our favor, could cause us to incur significant legal and other expenses. Such events could harm our business, affect our ability to raise capital and adversely affect the trading price of our securities.

Deteriorating mortgage market conditions have had and may continue to have a material adverse impact on our earnings and financial condition.

Beginning in the second quarter of 2007, the mortgage industry and the residential housing market were adversely affected as home prices declined and delinquencies increased, particularly in the sub-prime mortgage industry. The difficulty that arose as a result of this has spread across various mortgage sectors, including the market in which we operate. These markets are currently experiencing unprecedented disruptions, which have had and continue to have an adverse impact on the Company’s earnings and financial condition.  For the three months ended September 30, 2007, the Company had a net loss of $1.2 billion and estimated taxable loss of $16.3 million.

During the third quarter, the secondary and securitization mortgage markets significantly reduced its purchasing of loans, to almost none, making it extremely difficult to sell non-conforming mortgage loans and securities to investors, which led to significant margin calls, reducing the Company’s cash position.  In addition, because housing prices have declined and lenders tightened underwriting guidelines, making it more difficult to refinance, defaults and credit losses increased; which further exacerbated home price depreciation and credit losses. As a result, nonconforming mortgage loans have not performed up to historical expectations and the fair value of non-conforming mortgage loans has deteriorated.  For the three months ended September 30, 2007, the Company’s REO’s was $369.5 million and the long-term mortgage portfolio included 8.97% of mortgages that were 60 days or more delinquent.  These conditions, which increase the cost and reduce the availability of debt, may continue or worsen in the future.

As a result of the Company’s inability to sell or securitize non-conforming loans, the Company has discontinued funding loans other than conforming agency loans.   The Company has discontinued substantially all of its mortgage operations, commercial operations and warehouse lending operations and will either dispose of the remaining retail mortgage operations or discontinue and wind down the operations.   As a further result of the deteriorating market conditions, the Company experienced frequent margin calls, was in default on several repurchase facilities, and either terminated or allowed facilities to lapse leaving the Company with one available reverse repurchase facility.  The Company can not make any assurances that it will not receive future margin calls, that it will be able to satisfy those margin calls, or that it will be able to obtain any future waivers of non-compliance on those facilities.  If overall market conditions continue to deteriorate and result in additional substantial declines in the value of the assets which we use to collateralize our secured borrowing arrangements, sufficient capital may not be available to support the continued ownership of our investments, requiring certain assets to be sold at a loss.  The further deterioration of the mortgage market have had and may continue to have a material adverse impact on our earnings and financial condition.

Recent increased delinquencies and losses with respect to residential mortgage loans, particularly in the sub-prime sector, may cause us to recognize additional losses, which would further adversely affect our operating results, liquidity, financial condition, business prospects and ability to continue as a going concern.

The residential mortgage market has continued to encounter difficulties which have adversely affected our performance. In recent months, delinquencies and losses with respect to residential mortgage loans generally have increased and may continue to increase, particularly in the sub-prime sector. In addition, in recent months residential property values in many states have declined or remained stable, after extended periods during which those values appreciated. A sustained decline or a lack of increase in those values may result in additional increases in delinquencies and losses on residential mortgage loans generally, especially with respect to any residential mortgage loans where the aggregate loan amounts (including any subordinate loans) are close to or greater than the related property values. Another factor that may have contributed to, and may in the future result in, higher delinquency rates is the increase in monthly payments on adjustable rate mortgage loans. Any increase in prevailing market interest rates may result in increased payments for borrowers who have adjustable rate mortgage loans. Moreover, with respect to option ARM mortgage loans with a negative amortization feature which reach their negative amortization cap, borrowers may experience a substantial increase in their monthly payment even without an increase in prevailing market interest rates. Compounding this issue, the current lack of appreciation in residential property values, increased interest rates, and the adoption of tighter underwriting standards throughout the sub-prime mortgage loan industry may adversely affect the ability of borrowers to refinance these loans and avoid default, particularly borrowers facing a reset of the monthly payment to a higher amount. To the extent that delinquencies or losses continue to increase for these or other reasons, the value of our mortgage securities and the remaining mortgage loans held in our portfolio will be further reduced, which will adversely affect our operating results, liquidity, cash flow, financial condition, business prospects and ability to continue as a going concern.

Failure to enter into new employment agreements and retain our current executive officers or other key management could significantly harm our business.

We depend on the diligence, skill and experience of our senior executives, including our chief executive officer, president and chief operating officer.  We believe that our future results will also depend in part upon our attracting and retaining highly skilled and qualified management.  We seek to compensate our executive officers, as well as other employees, through competitive salaries, bonuses and other incentive plans, but there can be no assurance that these programs will allow us to retain key management executives or hire new key employees.  Each of our chief executive officer, our president and chief operating officer have an employment agreement that expires on December 31, 2007.  We can not make any assurances that we will successfully negotiate new employment agreements with these executive officers or that any of them will remain with the Company.  The loss of our chief executive officer, president, chief operating officer or other senior executive officers and key management could have a material adverse impact on our operations because other officers may not have the experience and expertise to readily replace these individuals. Our chief financial officer recently resigned from the Company effective November 30, 2007.  Competition for such personnel is intense, and we cannot assure you that we will be successful in attracting or retaining such personnel.  Furthermore, in light of our present financial condition, no assurance can be given that we will retain these and other executive officers and key management personnel. To the extent that one or more of our top executives or other key management personnel are no longer employed by us, our operations and business prospects may be adversely affected.    The loss of, and changes in, key personnel and their responsibilities may be disruptive to our business and could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2:                               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:                               DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:                               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5:                               OTHER INFORMATION

Resignation of Chief Financial Officer

On December 18, 2007, Impac Mortgage Holdings, Inc. and Gretchen D. Verdugo agreed to terminate Ms. Verdugo’s Employment Agreement, originally entered into on May 1, 2006, and Ms. Verdugo resigned as the Company’s Executive Vice President and Chief Financial Officer effective November 30, 2007.  The Company and Ms. Verdugo also entered into a Consulting Agreement, effective December 3, 2007.  Pursuant to the Consulting Agreement, the Company will pay Ms. Verdugo an aggregate of $200,000 for the initial six months, provide reimbursement for business expenses and provide health care benefits, life insurance and short and long term disability until May 31, 2008.

Amendment to Bylaws

Pursuant to American Stock Exchange Rule 778 and Section 135 of the Amex Company Guide, all securities listed on the Amex on and after January 1, 2008 must be eligible for Direct Registration System, or DRS.   A DRS permits an investor’s ownership of listed companies’ equity securities to be recorded and maintained on the books of the issuers or their transfer agents without the physical issuance of a stock certificate. The new rule does not require companies to participate in the DRS; however, all AMEX listed equity securities must be eligible to participate in the DRS by January 1, 2008. To be eligible to participate in the DRS, companies must, among other things, make sure that their governing documents allow their equity securities to be held in book-entry form. As was the case with many companies, the Bylaws for Impac Mortgage Holdings, Inc. (specifically, Article VII) did not allow registrant’s stock to be held in book-entry form. Article VII of IMH’s Bylaws required the physical issuance of stock certificates to its shareholders.

Accordingly, on December 14,  2007, IMH’s Board of Directors approved amendments to IMH’s Bylaws to allow for either physical issuance of registrant’s shares in certificated form or their issuance in book entry form (uncertificated), depending on the individual decision of each shareholder. The Bylaw amendments render the Common Stock DRS eligible and thereby in compliance with the AMEX Company Guide.

ITEM 6:                               EXHIBITS

(a)         Exhibits:

3.2	Amendment No. 4 to Bylaws of Impac Mortgage Holdings, Inc.
10.1	Consulting Agreement between Impac Mortgage Holdings, Inc. and Gretchen Verdugo dated December 18, 2007
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: December 20, 2007