Form 10-K
period 2007-12-31
IMPAC MORTGAGE HOLDINGS INC
filed 2008-05-21
CIK 1000298

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year-ended December 31, 2007 or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☒

As of June 30, 2007, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $350.8 million, based on the closing sales price of common stock on the New York Stock Exchange on that date. For purposes of the calculation only, all directors and executive officers of the registrant have been deemed affiliates. There were 76,096,392 shares of common stock outstanding as of May 14, 2008.

IMPAC MORTGAGE HOLDINGS, INC.
2007 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

PART I
ITEM 1.	BUSINESS	1
	Forward-Looking Statements	1
	Available Information	1
	General Overview
	Long-Term Investment Operations	6
	Mortgage Operations	12
	Commercial Operations	12
	Warehouse Lending Operations	12
	Regulation	14
	Competition	15
	Employees	15
	Revisions in Policies and Strategies	15
ITEM 1.A	RISK FACTORS	16
ITEM 1.B	UNRESOLVED STAFF COMMENTS	34
ITEM 2.	PROPERTIES	34
ITEM 3.	LEGAL PROCEEDINGS	34
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	36
PART II
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES	36
ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA	38
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	40
	Selected Financial Results for 2007	40
	Critical Accounting Policies	41
	Taxable Income	44
	Financial Condition and Results of Operations	47
	Liquidity and Capital Resources	64
	Contractual Obligations	67
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	67
	General Overview	67
	Changes in Interest Rates	68
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	71
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	71

IMPAC MORTGAGE HOLDINGS, INC.
2007 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

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

           During the third quarter of 2007, the Company's Board of Directors elected to discontinue the Alt-A mortgage operations (IFC), commercial operations (ICCC), and warehouse lending operations (IWLG). During the fourth quarter of 2007, the Company's Board of Directors elected to discontinue the retail mortgage operations. The information contained throughout this document is presented on a continuing operations basis, unless otherwise stated.

Forward-Looking Statements

           This report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, some of which are based on various assumptions and events that are beyond our control, may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "likely," "should," "could," "anticipate," or similar terms or variations on those terms or the negative of those terms. The forward-looking statements are based on current management expectations. Actual results may differ materially as a result of several factors, including, but not limited to our ability to successfully manage through the current market environment; ability to meet liquidity needs from cash flows generated from the long-term mortgage portfolio and master servicing fees; our ability to reduce expenses from our discontinued operations; our ability to sell our remaining mortgages; failure to sell, or achieve expected returns on sale of, negotiated loan sales, including non-performing loans, in the secondary market due to market conditions, lack of interest or ineffectual pricing; inability to effectively liquidate properties through auction process or otherwise; unexpected increases in our loan repurchase obligations; inability to implement strategies effectively to increase cure rates, reduce delinquencies or mitigate losses on mortgage loans; changes in assumptions regarding estimated loan losses or fair value amounts; increase in default rates on our mortgages; inability to continue existing reverse repurchase facility or obtain other financing on acceptable terms; ability to continue as a going concern as a result of deteriorating market conditions causing further losses on mortgage loans; ability to continue to pay dividends on outstanding preferred stock; the ability of our common stock and Series B and C preferred stock to continue trading in an active market; the loss of executive officers and other key management employees; our ability to maintain effective internal control over financial reporting and disclosure controls and procedures; the adoption of changes of new laws that affect our business or the business of people with whom we do business; interest rate fluctuations on our assets that differ from our liabilities; the outcome of litigation or regulatory actions pending against us or other legal contingencies; our compliance with applicable local, state and federal laws and regulations and other general market and economic conditions.

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

Available Information

           Our Internet website address is www.impaccompanies.com. We make available our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements for our annual stockholders' meetings, as well as any amendments to those reports, free of charge through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or "SEC." You can learn more about us by reviewing our SEC filings on our website by clicking on

"Stockholder Relations" located on our home page and proceeding to "Financial Reports." We also make available on our website, under "Corporate Governance," charters for the audit, compensation, and governance and nominating committees of our board of directors, our Code of Business Conduct and Ethics, our Corporate Governance Guidelines and other company information, including amendments to such documents and waivers, if any to our Code of Business Conduct and Ethics. These documents will also be furnished, free of charge, upon written request to Impac Mortgage Holdings, Inc., Attention: Stockholder Relations, 19500 Jamboree Road, Irvine, California 92612. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including the Company.

The Mortgage Banking Industry and Discussion of Relevant Fiscal Periods

           The mortgage banking industry is continually subject to current events that occur in the financial services industry. Such events include changes in economic indicators, government regulation, interest rates, price competition, geographic shifts, disposable income, housing prices, market liquidity, market anticipation, and customer perception, as well as others. The factors that affect the industry change rapidly.

           As a result, current events can diminish the relevance of "quarter over quarter" and "year-to-date over year-to-date" comparisons of financial information. In such instances, the Company intends to present financial information in its Management's Discussion and Analysis of Financial Condition and Results of Operations that is the most relevant to its financial information.

Review of Performance

Market Conditions

           The mortgage market faced adversity during the second half of 2007 as the continued broad repricing of mortgage credit risk led to a severe contraction in market liquidity. Furthermore, the market has continued to try to quantify the ultimate loss rates that are going to be experienced in asset backed securities.

           Conditions in the secondary markets (the markets in which we sell and securitize mortgage loans), which dramatically worsened during the third quarter, continue to be depressed as investor concerns over credit quality and a weakening of the United States housing market have remained high. As a result, the capital markets remain very volatile and illiquid and have effectively been unavailable to the Company. The Company believes the existing conditions in the secondary markets are unprecedented since the Company's inception and, as such, inherently involve significant risks and uncertainty. These conditions could continue to adversely impact the performance of our long-term investment portfolio. Until bond spreads and credit performance return to more historical levels, it will be impossible for the Company to execute securitizations and loan sales. As a result, in the second half of 2007, the Company was forced to further alter its business strategies and discontinue its correspondent, retail, wholesale and commercial mortgage operations as well as the warehouse lending operations, in response to the market conditions.

           We believe several converging factors led to the broad repricing, including general concerns over the decline in home prices, the rapid increase in the number of delinquent Alt-A loans, the reduced willingness of investors to acquire commercial paper backed by mortgage collateral, the resulting contraction in market liquidity and availability of financing lines, the numerous rating agency downgrades of securities, and the increase in supply of securities potentially available for sale.

           The downward spiral of negative pricing adjustments on assets had a compounding effect as lower prices led to increased lender margin calls for some market participants, which in turn, forced additional selling, causing yet further declines in prices. These events continued to multiply throughout much of the year.

           Normal market trading activity during the second half of 2007 was unusually light as uncertainty related to future loss estimates made it difficult for willing buyers and sellers to agree on price. This condition was particularly acute with respect to securities backed by 2006 and 2007 Alt-A loans where market participants were setting price levels based on widely varied opinions about future loan performance and loan loss severity. While the early credit performance for these securities has been clearly far worse than initial expectations, the ultimate level of realized losses will largely be influenced by events that will likely unfold over the next several years, including the severity of housing price declines and the overall strength of the economy.

           The actions taken by the Federal Reserve to reduce the federal funds and discount rates have provided some temporary market confidence. We caution that Federal Reserve actions alone are not likely to result in price stability, as the aforementioned market concerns remain largely unresolved. In summary, the following has contributed to the current market conditions:

  •
  mortgage originators tightened their underwriting standards;

  •
  the reduction in availability of credit to borrowers reduced demand for homes, decreasing home prices;

  •
  the reduction in home prices has caused increased delinquencies and defaults on mortgage loans, especially higher combined loan-to-value "CLTV" loans, increasing credit loss severities;

  •
  the lack of liquidity and lower home prices reduced borrowers' ability to refinance out of economic hardship, exacerbating home price declines and credit loss severities;

  •
  adjustable rate mortgage loans resetting at higher interest rates compounded the depressed market conditions; and

  •
  the securitization market, which has served as the primary source of term financing for the Company, remains virtually closed as investors, rating agencies and issuers continue to manage through this difficult environment.

           The deteriorating market for residential real estate loans is also illustrated in the ABX Indices shown below in subprime securitization bonds by initial rating. The ABX index shows market prices for a designated group of subprime securities by credit rating. The index does not include any Impac bonds. It is shown here as an illustration of the price volatility in the general mortgage market during the year and does not reflect actual pricing on Impac bonds which are backed by Alt-A loans rather than subprime. There is currently no comparable index for Alt-A mortgage product, but the general direction and magnitude of price movement in the index is reflective of the price movement experienced by the Company.

ABX 2007-1

Impact of Recent Market Activity

           As a result of the Company's inability to sell or securitize non-conforming loans, the Company has discontinued funding loans. Because the Company stopped funding loans, the Company discontinued all of its mortgage (including commercial) and warehouse lending operations during the second half of 2007.

           In addition to the inability of the Company to sell loans, the Company's investment in securitized non-conforming loans has deteriorated in value primarily from estimated losses. As a result of continued deterioration in the real estate market during the second half of 2007, the Company significantly added to its loan loss provisions primarily due to increased delinquencies in its long-term investment portfolio and increased loss severities related to the sale and liquidation of real estate owned properties, which can be seen in the chart below.

Case Schiller Home Price Index

           As depicted in the chart above, home prices peaked in 2006 and dramatically declined late in 2007. Recently, Standard & Poors announced their belief that home prices will decline 20 percent from the peak in June of 2006. Through December 2007, home prices have declined 11% based on the Case Schiller Composite Index through December 31, 2007. Further, we believe the home prices in California and Florida, the states with the highest concentration of our mortgages, have declined even further than the Composite Case Shiller Index. As a result, we dramatically increased the provision for loan losses.

           As a result of continued deterioration in the real estate market during the second half of 2007, the Company significantly added to its loan loss provisions primarily due to increased delinquencies in our long term investment portfolio and increased loss severities related to the sale and liquidation of real estate owned properties. Principally, because of the increase in provision for loan losses the Company reported a stockholders' deficit as of December 31, 2007. This stockholders' deficit is created primarily because the Company is required under GAAP to record an allowance for loan losses that reduces assets in our consolidated trusts below the balance of the related liabilities, resulting in a negative investment in certain consolidated trusts. We would like to point out that the trust agreements are non-recourse for which the Company cannot ultimately lose more than its original net investment in each consolidated trust. Therefore, the Company is not responsible for the losses in excess of its initial equity investment and subsequently is not required to advance any cash to these trusts for credit or derivative losses.

           The following table presents the summation of the Company's retained interests in consolidated trusts with positive and negative net investment positions, as of December 31, 2007 (in thousands):

	Securitized Mortgage Collateral	Net Investment
Trusts with positive net investment positions	$3,661,627	$151,708
Trusts with negative net investment positions	13,957,717	(1,126,485)

	$17,619,344	$(974,777)

           The negative net investment positions could continue to provide cash flows to the Company until estimated losses have been realized. Also, the fair value of the consolidated trusts with a positive net investment could be lower than the balance shown above. The determination of fair value is important to the portrayal of our financial condition and results of operations, however, it requires estimates and assumptions based on our judgment of changing market conditions and the performance of our assets and liabilities at that time.

           The Company is not required to advance any cash to the consolidated trusts to cover losses or derivative payments and the Company therefore estimated the benefit to stockholders' equity at December 31, 2007 using the negative investment in the consolidated trusts that the Company believes it is not required to pay, as presented in the table below.

Stockholders' Equity (Deficit)
As presented December 31, 2007	$(1,077,728)
Net investment in trusts with negative equity	1,126,485

As adjusted December 31, 2007	$48,757

           The Company plans to adopt SFAS 157, Fair Value Measurement ("SFAS 157") and 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159") on January 1, 2008. The Company has not completed its analysis to implement SFAS 157 and SFAS 159, although the tables above are intended to give the directional indication of the adoption, which is expected to increase stockholders' equity by at least $1.0 billion, when the analysis is completed.

Discontinued Operations

           As a result of the Company's inability to sell or securitize non-conforming loans, the Company has discontinued funding loans and the Company discontinued the following businesses:

  •
  the non-conforming Mortgage Operations conducted by IFC and ISAC;

  •
  the Commercial Operations conducted by ICCC;

  •
  the Retail operations conducted by IHL, a division of IFC; and

  •
  the Warehouse Lending Operations conducted by IWLG.

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

           During the third quarter of 2007, the Company's board of directors elected to discontinue the non-conforming mortgage operations (IFC), commercial operations (ICCC), and warehouse lending operations (IWLG). Additionally, during the fourth quarter of 2007, the board of director's elected to discontinue the retail operations (IHL), a division of IFC. Currently, the Company consists of the Long-Term Investment operations conducted by IMH and IMH Assets.

Long-Term Investment Operations

           The long-term investment operations generate earnings primarily from net interest income earned on mortgages held as securitized mortgage collateral.

           The long-term investment operations primarily invested in, and holds, adjustable rate and, to a lesser extent, fixed rate Alt-A mortgages and commercial mortgages that were acquired and originated by our mortgage and commercial operations. Alt-A mortgages are primarily first lien mortgages made to borrowers whose credit is generally within typical Fannie Mae and Freddie Mac guidelines, but have loan characteristics that make them non-conforming under those guidelines. Some of the principal differences between mortgages purchased by Fannie Mae and Freddie Mac and Alt-A mortgages are as follows:

  •
  credit (FICO score) and income histories of the mortgagor;

  •
  underwriting guidelines for debt and income ratios;

  •
  loan to value ratios accepted;

  •
  documentation required for approval of the mortgagor; and

  •
  loan balances in excess of maximum Fannie Mae and Freddie Mac lending limits.

           For instance, Alt-A mortgages may not have certain documentation or verifications that are required by Fannie Mae and Freddie Mac and, therefore, in making our credit decisions, we were more reliant upon the borrower's credit score and the adequacy of the underlying collateral. Prior to the current unprecented real estate crisis, Alt-A mortgages provided an attractive net earnings profile by producing higher yields without commensurately higher credit losses than other types of mortgages. Further, Alt-A mortgages were normally subject to lower rates of loss and delinquency than subprime mortgages acquired and originated by the mortgage operations.

           The long-term investment operations also invested in, and holds, commercial mortgages that were primarily adjustable rate mortgages with initial fixed interest rate periods of two-, three-, five-, seven- and ten-years that subsequently converted to adjustable rate mortgages, or "hybrid ARMs." Commercial mortgages have interest rate floors, which are the initial start rate, in some circumstances, lock out periods and prepayment penalty periods of three-, five- seven-and ten-years. Commercial mortgages have provided greater asset diversification on our balance sheet as borrowers of commercial mortgages typically have higher credit scores and commercial mortgages typically have lower loan-to-value ratios, or "LTV ratios," and longer average life to payoff than Alt-A mortgages.

           Previously, the Company had securitized mortgages in the form of collateralized mortgage obligations (CMO's) and real estate mortgage investment conduits (REMICs). The typical CMO and REMIC securitizations were designed so that the transferee (securitization trust) is not a qualifying special purpose entity (QSPE) and we are the residual interest holder in these CMO's and REMICs. To the extent that our CMO and REMIC securitization trusts do not meet the QSPE criteria, consolidation is assessed pursuant to Financial Accounting Standards Board (FASB) Interpretation No 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN 46R). Amounts consolidated are classified as securitized mortgage collateral and securitized mortgage borrowings in the consolidated balance sheets. Occasionally, the Company's REMIC securitizations had qualified for sale accounting treatment and the securitization trust is a QSPE and thus not consolidated by the Company.

           The following table depicts the Company's loan sales and securitizations that were completed for the periods below (in thousands):

	Year ended December 31, 2007
	Residential	Commercial	Total
Consolidated CMO/REMIC securitizations	$3,693,794	$234,947	$3,928,741
Whole loan sales (1)	1,926,435	328,548	2,254,983

Total	$5,620,229	$563,495	$6,183,724

           The Company has not added any securitized assets to its portfolio since July of 2007.

	Year ended December 31, 2006
	Residential	Commercial	Total
Consolidated CMO/REMIC securitizations	$5,363,559	$672,413	$6,035,972
REMIC securitizations (Sales for GAAP)	584,814	249,179	833,993
Whole loan sales	6,275,571	35,006	6,310,577

Total	$12,223,944	$956,598	$13,180,542

           In 2006 and 2007, the mortgage and commercial operations completed ISAC REMIC 2006-1, ISAC REMIC 2006-3, ISAC REMIC 2006-4, ISAC REMIC 2006-5, ISAC REMIC 2007-1, ISAC REMIC 2007-2, ISAC REMIC 2007-3, and CMO 2007-1 securitizations. The REMIC securitizations were treated as sales for tax purposes but treated as secured borrowings under GAAP and consolidated in the financial statements. The associated collateral and borrowings are included in securitized mortgage collateral and borrowings, respectively, for reporting purposes. Hence, reference to "securitized mortgage collateral" or "securitized mortgage borrowings" includes the ISAC REMIC 2006-1, ISAC REMIC 2006-3, ISAC REMIC 2006-4, ISAC REMIC 2006-5, ISAC REMIC 2007-1, ISAC REMIC 2007-2, ISAC REMIC 2007-3, and CMO 2007-1 securitized collateral and borrowings.

           In the second quarter of 2006, the mortgage and commercial operations completed ISAC REMIC 2006-2 securitization in the amount of $834.0 million which was treated as a sale for both tax and GAAP purposes. The retained interest, calculated as the present value of estimated future cash flows, was retained as a result of the ISAC REMIC 2006-2 securitization, and is recorded in investment securities available for sale in the consolidated balance sheet. Investments in residual interests and subordinated securities represent higher risk than investments in senior mortgage-backed securities because these subordinated securities bear all credit losses prior to the related senior securities. The risk associated with holding residual interest and subordinated securities is greater than holding the underlying mortgage loans directly due to the concentration of losses attributed to the subordinated securities. The fair value of residual interests represents the present value of future cash flows expected to be received by us from excess cash flows created in the securitization transaction. In general, future cash flows are estimated by taking the coupon rate of the mortgages underlying the transaction less the interest rate paid to the investors, less contractually specified servicing and trustee fees, and after giving effect to estimated prepayments and credit losses. The Company estimates the fair value of the future cash flows from these securities utilizing assumptions based in part on discount rates, projected delinquency rates, mortgage loan prepayment speeds and credit losses.

Long-Term Mortgage Portfolio

           Alt-A and commercial mortgages that we retained for long-term investment were primarily adjustable rate mortgages, or "ARMs," hybrid ARMs and,fixed rate mortgages, or "FRMs." The interest rate on ARMs are typically tied to an index, such as the six-month London Interbank Offered Rate, or "LIBOR," plus a spread and adjust periodically, subject to lifetime interest rate caps and periodic interest rate and payment caps. The initial interest rates on ARMs are typically lower than average comparable FRMs but may be higher than average comparable FRMs over the life of the mortgage. Hybrid ARMs are mortgages with maturity periods ranging from 15 to 30 years with initial fixed interest rate periods generally ranging from two to ten years, which subsequently adjust to ARMs. The majority of mortgages retained by the long-term investment operations have prepayment penalty features with prepayment penalty periods ranging from six months to seven years. Prepayment penalties may be assessed to the borrower if the borrower refinances or, in some cases, sells the home.

           During 2007, the long-term investment operations reduced its retention of residential and commercial mortgages by $2.3 billion and $291.7 million, respectively. The long-term mortgage portfolio decreased $3.3 billion during 2007 to $17.6 billion at year-end.

           The following tables present selected information on the characteristics of the mortgages remaining in our securitized mortgage collateral, for the periods indicated:

	Residential As of December 31,			Commercial As of December 31,
	2007	2006	2005	2007	2006	2005
Percent of Alt-A mortgages	99%	99%	99%	N/A	N/A	N/A
Percent of option ARMs (1)	0%	0%	0%	N/A	N/A	N/A
Percent of non-hybrid ARMs	4%	7%	14%	2%	2%	4%
Percent of two year hybrids ARMs	15%	26%	40%	0%	0%	0%
Percent of three year hybrids ARMs	10%	13%	15%	0%	0%	0%
Percent of all other hybrid ARMs	46%	34%	21%	98%	98%	96%
Percent of FRMs	25%	20%	10%	1%	0%	0%
Percent of interest-only	72%	72%	71%	16%	14%	11%
Weighted average coupon	7%	7%	6%	6%	6%	6%
Weighted average margin	3%	4%	4%	3%	3%	3%
Weighted average original LTV	73%	74%	76%	66%	66%	67%
Weighted average original CLTV (1)	84%	85%	86%	66%	66%	67%
Weighted average original credit score	699	697	695	732	730	728
Percent with original prepayment penalty	66%	68%	75%	100%	100%	100%
Prior 3-month constant prepayment rate	18%	39%	39%	12%	6%	9%
Prior 12-month prepayment rate	25%	38%	37%	9%	8%	9%
Lifetime prepayment rate	28%	29%	25%	6%	6%	5%
Weighted average debt service coverage ratio	N/A	N/A	N/A	1.30	1.27	1.22
Percent of mortgages in California	51%	51%	55%	61%	63%	71%
Percent of purchase transactions	54%	58%	60%	49%	51%	52%
Percent of owner occupied	77%	78%	81%	N/A	N/A	N/A
Percent of first lien	98%	99%	99%	100%	100%	100%

(1)
The Company previously originated option ARMs, which allow the borrower the ability to pay an amount less than the interest due. The Company has historically sold all option ARMs originated. Option ARMs respresented less than one half of one percent of the long-term mortgage portfolio for the years presented above.

           Retained mortgages are mortgages that were transferred to the long-term mortgage portfolio during the current year from the mortgage and commercial operations. The following table presents mortgages retained by the long-term investment operations by loan characteristic for the periods indicated (dollars in thousands):

	For the year ended December 31,
	2007		2006		2005
	Principal Balance	%	Principal Balance	%	Principal Balance	%
Mortgages by Type:
Fixed rate first trust deeds	$773,491	24	$1,677,429	29	$1,087,092	8
Fixed rate second trust deeds	100,166	3	166,140	3	69,866	1
Adjustable rate first trust deeds:
ARM's (1)	6,757	-	66,579	1	1,775,892	14
Hybrid ARM's (1)	2,345,303	73	3,900,060	67	10,096,987	77
Option ARM's (1)(2)	-	-	-	-	14,391	-

Total adjustable rate first trust deeds	2,352,060	73	3,966,639	68	11,887,270	91

Total mortgages retained	$3,225,717	100	$5,810,208	100	$13,044,228	100

Mortgages by Product Type:
Residential mortgages (3)	$2,990,770	93	$5,283,601	91	$12,245,765	94
Commercial mortgages (4)	234,947	7	526,607	9	798,463	6

Total mortgages retained	$3,225,717	100	$5,810,208	100	$13,044,228	100

Mortgages by Purpose:
Purchase	$1,289,418	40	$3,247,170	56	$8,045,595	62
Refinance	1,936,299	60	2,563,038	44	4,998,633	38

Total mortgages retained	$3,225,717	100	$5,810,208	100	$13,044,228	100

Mortgages with Prepayment Penalty:
With prepayment penalties	$2,095,857	65	$3,263,251	56	$9,512,218	73
Without prepayment penalties	1,129,860	35	2,546,957	44	3,532,010	27

Total mortgages retained	$3,225,717	100	$5,810,208	100	$13,044,228	100

(1)
Primarily includes mortgages indexed to one-, three- and six-month LIBOR and one-year LIBOR. Also includes minimal amounts of mortgages indexed to the prime lending rate and constant maturity Treasury index.
(2)
Option-ARMs provide borrowers the ability to pay an amount less than the interest due. As of December 31, 2007 and 2006, there were no additions to principal due to capitalized interest.
(3)
Alt-A residential mortgages do not qualify as conforming loans as a result of various factors such as documentation, loan balances, and credit scores. All mortgages classified as Alt-A generally have credit scores greater than 620.
(4)
Commercial mortgages were originated by the long-term investment operations during 2005.

           For additional information regarding the long-term mortgage portfolio refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Note B—Securitized Mortgage Collateral," and "Note P—Securitized Mortgage Collateral and Loans Held-for-Investment" in the accompanying notes to the consolidated financial statements.

Master Servicing

           We have retained master servicing rights on substantially all of our Alt-A and commercial mortgage acquisitions and originations that we retained or sold through REMIC securitizations. Our function as master servicer includes collecting loan payments from loan servicers and remitting loan payments, less master servicing fees receivable and other fees, to a trustee or other purchaser for each series of mortgage-backed securities or mortgages master serviced. In addition, as master servicer, we monitor compliance with our servicing guidelines and are required to perform, or to contract with a third party to perform, all obligations not adequately performed by any loan servicer. We may also be required to advance funds or we may cause our loan servicers to advance funds to cover principal and interest payments not received from borrowers depending on the status of their mortgages. We also earn income or incur expense on principal and interest payments we receive from our borrowers until those payments are remitted to the investors in those mortgages. Master servicing fees are generally 0.03 percent per annum on the declining principal balances of the mortgages serviced. At year-end 2007, we master serviced approximately 76,600 mortgages with a principal balance of approximately $21.2 billion. At December 31, 2007 the Company's master servicing solely for other portfolios included approximately $3.0 billion in servicing of which $0.6 billion of those loans were more than 60 days past due from the previous remittance date.

Servicing

           We historically sold or subcontracted all of our servicing obligations to independent third parties pursuant to sub-servicing agreements. We believe that the sale of servicing rights or the selection of third-party sub-servicers is more effective than establishing a servicing department within our mortgage operations. However, part of our responsibility is to continually monitor the performance of servicers or sub-servicers through performance reviews and regular site visits. Depending on our reviews, we may in the future rely on our internal default management group to take an ever more active role to assist servicers or sub-servicers in the servicing of our mortgages. Servicing includes collecting and remitting loan payments, making required advances, accounting for principal and interest, holding escrow or impound funds for payment of taxes and insurance, if applicable, making required inspections of the mortgaged property, contacting delinquent borrowers, and supervising foreclosures and property dispositions in the event of un-remedied defaults in accordance with our guidelines. Servicing fees are charged on the declining principal balances of mortgages serviced. Residential servicing generally ranges from 0.25 percent per annum for FRMs, 0.375 percent per annum for ARMs, 0.50 percent per annum for subprime mortgages and 0.75 percent per annum for services of delinquent loans for properties secured by second liens.

           Commercial servicing fees generally range from 0.25 percent per annum to 0.75 percent for special servicing of delinquent loans. To the extent the mortgage operations finance the acquisition of mortgages with facilities provided by the warehouse lending operations, the mortgage operations pledges mortgages and the related servicing rights to the warehouse lending operations as collateral. As a result, the warehouse lending operations have an absolute right to control the servicing of such mortgages, including the right to collect payments on the underlying mortgages, and to foreclose upon the underlying real property in the case of default. Typically, the warehouse lending operations delegate its right to service the mortgages securing the facility to the mortgage operations.

           The following table presents information regarding our mortgage-servicing portfolio which includes our mortgages held-for-sale and our mortgage portfolio for the periods shown (dollars in millions, except average loan size and number of mortgages serviced):

	For the year ended December 31,
	2007	2006	2005
Beginning servicing portfolio	$1,498.3	$2,208.4	$1,690.8
Add: Loan acquisitions and originations	4,533.7	12,560.2	22,310.6
Less: Servicing transferred and principal repayment (1)	(5,604.8)	(13,270.3)	(21,793.0)

Ending servicing portfolio	$427.2	$1,498.3	$2,208.4

Number of loans serviced	1,619	5,435	10,892
Average loan size	$245,000	$276,000	$203,000
Weighted average coupon rate	7.93%	7.15%	6.39%

(1)
Includes the sale of mortgages on a servicing released basis, the sale of servicing rights on mortgages owned and scheduled and unscheduled principal repayments.

REDC (Real Estate Disposition Corporation)

           As the Company began to see the beginning of the wave of foreclosures in the first half of 2007, the Company commenced a relationship with REDC, which would assist it in disposing of Selected REO "Real Estate Owned" properties at auctions while the Company would assist REDC to build other relationships in the mortgage industry, in addition to other consulting services expected to be provided.

           In March 2008, the Company entered into an agreement to provide business development and consulting services to REDC in exchange for fees equal to a percentage of REDC's gross profit. In the second half of 2007, the Company has used REDC's auction services to liquidate certain REO properties. The Company received $1.7 million from REDC in 2007 and $1.1 million through March 2008.

Discontinued Operations

           During the third quarter of 2007, the Company's Board of Directors elected to discontinue the Alt-A mortgage operations (IFC), commercial operations (ICCC), and warehouse lending operations (IWLG). During the fourth quarter of 2007, the Company's Board of Directors elected to discontinue the retail mortgage operations. The information contained throughout this document is presented on a continuing operations basis, unless otherwise stated.

Mortgage Acquisitions and Originations

           Mortgages acquired and originated by the mortgage operations were adjustable rate and fixed rate Alt-A mortgages. A portion of Alt-A mortgages that were acquired and originated by the mortgage operations exceed the maximum principal balance for a conforming loan purchased by Fannie Mae or Freddie Mac, which was $417,000 as of December 31, 2007, and were referred to as "jumbo loans." However, we acquired some Alt-A mortgages with principal balances above $2.0 million. Alt-A mortgages generally consist of mortgages that are acquired and originated in accordance with underwriting or product guidelines that differ from those applied by Fannie Mae and Freddie Mac. Alt-A mortgages may involve greater risk as a result of different underwriting and product guidelines. Additionally, an insignificant portion of mortgages acquired through the mortgage operations were subprime mortgages, which may entail greater credit risks than Alt-A mortgages.

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

           The following table presents the mortgage and commercial operation's acquisitions and originations by loan characteristic for the periods indicated (in thousands):

	For the year ended December 31,
	2007		2006		2005
	Principal Balance	%	Principal Balance	%	Principal Balance	%
Mortgages by Channel:
Correspondent acquisitions:
Flow acquisitions	$473,602	10	$4,660,717	37	$8,386,911	37
Bulk acquisitions	1,300,690	29	3,890,116	31	10,659,756	48

Total correspondent acquisitions	1,774,292	39	8,550,833	68	19,046,667	85

Wholesale and retail originations	2,364,460	52	2,970,868	24	2,431,382	11
Sub-prime originations	-	-	55,060	-	832,554	4

Total mortgage operations	4,138,752	91	11,576,761	92	22,310,603	100

Commercial mortgage operations	394,961	9	983,402	8	-	-

Total acquisitions and originations	$4,533,713	100	$12,560,163	100	$22,310,603	100

Mortgage Operations

           The mortgage operations acquired, originated, sold and securitized primarily Alt-A adjustable rate mortgages (ARMs) and fixed rate mortgages (FRMs) from correspondents, mortgage brokers and retail customers. Correspondents originated and closed mortgages under our mortgage programs and then sold the closed mortgages to the mortgage operations on a flow (loan-by-loan basis) or through bulk sale commitments. Correspondents included savings and loan associations, commercial banks and mortgage bankers. The mortgage operations generated income by securitizing and selling mortgages to permanent investors, including the long-term investment operations. The mortgage operations used warehouse facilities provided by the warehouse lending operations to finance the acquisition and origination of mortgages.

Commercial Operations

           The commercial operations originated commercial mortgages, that were primarily adjustable rate mortgages with initial fixed interest rate periods of three-, five-, seven- and ten-years that subsequently convert to adjustable rate mortgages, or "hybrid ARMs," with balances that generally ranged from $500,000 to $5.0 million or by additional underwriting exceptions up to $10 million. Commercial mortgages have an interest rate floor, which is the initial start rate; in some circumstances have lock out periods, and prepayment penalty periods of three-, five-, seven- and ten-years.

Retail Operations

           The retail mortgage operations originated and sold agency conforming adjustable rate mortgages (ARMs) and fixed rate mortgages (FRMs). The retail mortgage operations generated income by selling mortgages to permanent investors. These operations also earned interest income on mortgages held-for-sale. The retail mortgage operations used short-term warehouse facilities to finance the origination of mortgages.

Warehouse Lending Operations

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

           Finance receivables represented transactions with customers involved in residential real estate lending. As a warehouse lender, the warehouse lending operations were a secured creditor of the mortgage bankers and brokers to which it extended credit. Terms of the non-affiliated repurchase facilities, including the maximum facility amount and interest rate, were determined based upon the financial strength, historical performance and other qualifications of the borrower. During 2007 the Company wound down its warehouse lending operations. Non-affiliated finance receivables decreased from $1.8 billion at December 31, 2006 to $12.4 million at December 31, 2007, net of the allowance for loan losses of $10.6 million and $8.2 million, respectively. During 2007, as a result of this wind down the Company incurred approximately $200 thousand in actual loan losses.

Liquidity

Reverse Repurchase Lines

           During the second quarter of 2007, the Company accumulated approximately $1.6 billion of mortgages in the normal course of business, however, starting in July 2007, the secondary mortgage market halted their purchase of investments backed by mortgage loans. As a result, the Company was unable to securitize the mortgage loans, which led to significant margin calls, reducing the Company's cash position. The Company continues to work toward eliminating its margin call exposure on non-conforming mortgages. As of December 31, 2007 the Company had the following reverse repurchase and warehouse lines outstanding (in thousands):

		At December 31,
		2007	2006
Discontinued Operations
	Reverse Repurchase Line 1	$318,669	$602,303
	Reverse Repurchase Line 2	-	207,225
	Reverse Repurchase Line 3	-	157,214
	Reverse Repurchase Line 4	-	87,974
	Warehouse Line 5	18,021	-
	Reverse Repurchase Line 6	-	298,656
	Reverse Repurchase Line 7	-	363,019
Continuing Operations
	Reverse Repurchase Line 8	-	164,004

Total Reverse Repurchase Lines Outstanding		$336,690	$1,880,395

(1)
Line 1 is no longer funding loans and was in technical default of several covenants, including warehouse borrowing reduction, delivery of financial statements and financial covenants. Line 1 has no expiration. This line is secured by mortgage loans, REO and cash totaling $389.8 million with an estimated fair value of $291.4 million. The Company is currently in negotiations to convert this line to a note. The rate range in excess of the one month LIBOR is 0.60% - 2.50%.
(2)
Line 2 expired during 2007 according to the normal provisions of the agreement.
(3)
Line 3 was satisfied during the fourth quarter of 2007.
(4)
Line 4 was satisfied during the fourth quarter of 2007.
(5)
Line 5 was in technical default due to certain income and tangible net worth covenants for which the Company has received a waiver. The available borrowings were reduced to $25.0 million at December 31, 2007. This line is secured by mortgage loans with an unpaid principal balance of $21.2 million and an estimated fair value of $15.7 million. The agreement expires June 2008. The rate range in excess of one month LIBOR is 0.95% - 2.75%.
(6)
Line 6 was satisfied during the fourth quarter of 2007.
(7)
Line 7 expired during 2007 according to the normal provisions of the agreement.
(8)
Line 8 was satisfied during the third quarter of 2007.

           The Company has taken steps to reduce operating costs, including reducing staff and lease costs, to a level at which the cash flows from the long-term mortgage portfolio and its master servicing portfolio could support the Company's ongoing operations. The Company continues to re-size the organization to a level more in line with its ongoing operations. Once the Company is able to reduce the uncertainty surrounding the remaining reverse repurchase and warehouse lines and repurchase reserves in discontinued operations, the Company should be able to meet its liquidity needs from cash flows generated from the long-term mortgage portfolio and its master servicing fees. The Company is in negotiations with the line 1 lender to convert the remaining balance to a note. In an effort to maintain capital, the Company did not declare a cash dividend on our common stock subsequent to the first quarter of 2007.

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

           Investors have requested the Company to repurchase loans or to indemnify them against losses on certain loans which the investors believe either do not comply with applicable representations or warranties or defaulted shortly after its purchase. The Company records an estimated reserve for these losses at the time the loan is sold, and adjusts the reserve to reflect the estimated performance and fair value of the loans subject to repurchase. The repurchase reserve is included in discontinued operations and consisted of the following (in thousands):

	At December 31,
	2007	2006
Reserve for early payment defaults (1)	$6,493	$12,220
Reserve for misrepresentations and warranties	10,859	-
Other	8,366	3,126

Total repurchase reserve	$25,718	$15,346

(1)
This figure at December 31, 2006 includes both the reserve for early payment default and the reserve for misrepresentations.

           The reserve totaled approximately $25.7 million at December 31, 2007, compared to $15.3 million at December 31, 2006. In determining the adequacy of the reserve for mortgage repurchases, management considers such factors as specific requests for repurchase, known problem loans, underlying collateral values, recent sales activity of similar loans, historical experience, current market conditions and other appropriate information. During 2007, 2006 and 2005, the Company recorded a provision for repurchase losses of $34.7 million, $7.4 million and $5.8 million, respectively, included in the net (loss) earnings from discontinued operations. The Company's repurchase requests reached a peak of $170.7 million during the fourth quarter of 2007, the Company has subsequently settled approximately $113.3 million of those requests through March 2008. The repurchase reserve reflects those settled negotiations. As the Company has not sold a significant amount of loans subsequent to December 31, 2007, the new repurchase requests are expected to diminish significantly in the future. The Company continues to negotiate its remaining repurchase obligations with its counterparties.

Regulation

           Prior to the discontinuation of our mortgage and commercial operations, we established underwriting guidelines that include provisions for inspections and appraisals, require credit reports on prospective borrowers and determine maximum loan amounts. Our mortgage acquisition and origination activities were subject to, among other laws, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, Fair Credit Reporting Act, Fair and Accurate Credit Transaction Act, Fair Housing Act, Gramm-Leach, Bliley Act, Telephone Consumer Protection Act, Can Spam Act, Real Estate Settlement Procedures Act and Home Mortgage Disclosure Act and the regulations promulgated there-under. These laws and regulations, among other things, prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs, prohibit the payment of kickbacks for the referral of business incident to a real estate settlement service, limit payment for settlement services to the reasonable value of the services rendered and goods furnished, restrict the marketing practices we used to find customers, require us to safeguard non-public information about our customers and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution, price and income level. Our mortgage acquisition and origination activities were also subject to state and local laws and regulations, including state licensing laws, anti-predatory lending laws, and may also be subject to applicable state usury statutes. IFC is an approved Fannie Mae seller/servicer, an approved servicer of Freddie Mac, and an approved Housing and Urban Development "HUD" lender. In addition, IFC is required annually to submit to Fannie Mae, Freddie Mac, and HUD audited financial statements, or the equivalent, according to the financial reporting requirements of each regulatory entity for its sellers/ servicers. IFC's affairs are also subject to examination by Fannie Mae and Freddie Mac at any time to assure compliance with applicable regulations, policies and procedures. Also refer to "Regulatory Risks" under Item 1A. Risk Factors for a further discussion of regulations that may effect our Company.

Competition

           The mortgage industry is dominated by large, sophisticated financial institutions. To compete effectively, we must have a very high level of operational, technological, and managerial expertise as well as access to capital at a competitive cost. As a result of reduced access to capital, general housing trends, rising delinquencies and defaults and other factors, many mortgage lenders have recently experienced severe financial difficulty, with some exiting the business or filing for bankruptcy protection. Primarily because of these factors, the industry continues its consolidation trend.

           The continuing operations uses its resources to reduce the losses on REO liquidations and as a result faces competition from homebuilders and other institutions that sell real estate. The continuing opertations derives the majority of its cash flows from the long term mortgage portfolio, which is sensitive to credit losses recognized at the disposition of the foreclosed loans. The Company's losses are a result of supply and demand in the real estate market, and as the supply of real estate continues to grow from builders and other banks trying to dispose of their real estate holdings, the Company could experience increased loss severities, which could diminish the cash flows from the long term mortgage portfolio. Additionally the lack of competition in the mortgage market has created an environment where lending has become scarce resulting in less realized demand for real estate, which may exacerbate loss severities even further.

           Our main competitors include Countrywide Home Loans, IndyMac Bancorp, Inc., Wells Fargo Corporation, Residential Funding Corporation, Aurora Loan Services, Inc., Credit Suisse First Boston Corporation and any other lender or real estate investment entity selling real estate.

           Risk factors, as outlined below, provide additional information related to risks associated with competition in the mortgage banking industry.

Employees

           As of March 31, 2008, we had a total of 137 full-time and part-time employees compared to 827 employees at December 31, 2007. Management believes that relations with its employees are good. We are not a party to any collective bargaining agreements.

Revisions in Policies and Strategies

           Our board of directors has approved our investment and operating policies and strategies. Our board of directors has delegated asset/liability management to the Asset/Liability Committee, or "ALCO," which reports to the board of directors at least quarterly. See a further discussion of ALCO in Item 7. "Management's Discussion of Financial Condition and Results of Operations" and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk." Any of our policies, strategies and activities may be modified or waived by our board of directors without stockholder consent. Developments in the market, which affect the policies and strategies mentioned herein or which change our assessment of the market, may and has caused our board of directors to revise our policies and financing strategies. As previously mentioned the Company has had to make strategic adjustments to adapt to the current market conditions. These adjustments include discontinuing the majority of the Company's operations, the reduction of personnel and the elimination of facilities. The Company continues to evaluate strategic alternatives that will be in the best interest of the Company's stakeholders.

ITEM 1.A. RISK FACTORS

           Some of the following risk factors relate to a discussion of our assets. For additional information on our asset categories refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as the accompanying notes to the consolidated financial statements.

Risks Related To Our Businesses

If we are unable to generate sufficient liquidity we may be unable to conduct our operations as planned.

           If we cannot generate sufficient liquidity, we may be unable to grow our operations, grow our asset base, maintain our current interest rate risk management policies and pay dividends. We have traditionally derived our liquidity from the following primary sources:

  •
  financing facilities provided to us by others to acquire or originate mortgage assets;

  •
  whole loan sales and securitizations of acquired or originated mortgages;

  •
  our issuance of equity and debt securities;

  •
  excess cash flow from our long-term mortgage portfolio; and

  •
  earnings from operations.

           We cannot assure you that any of these alternatives will be available to us, or if available, that we will be able to negotiate favorable terms. Currently, the Company derives substantially all of its liquidity from the excess cash flows from the long-term mortgage portfolio. During 2007, almost all of our finance facilities (except for two facilities) were satisfied or expired, we have been unable to sell many loans in the secondary market, and we did not raise any capital through the issuance of new securities.

We have negative shareholders' equity, which could adversely affect our financial condition and otherwise adversely impact our business and growth prospects.

           As of December 31, 2007, we had a shareholders' deficit of $1.1 billion, which means our total liabilities exceed our total assets. The existence of a shareholders' deficit may affect our ability to continue to pay scheduled distributions on our preferred stock, limit our ability to obtain future debt or equity financing, and cause regulatory issues as it could effect our state mortgage licenses. If we are unable to obtain financing in the future, it could have a negative effect on our operations and our liquidity.

           Our ability to generate cash flows from operations and to make scheduled distributions on our outstanding preferred stock and debt will depend on our future financial performance and particularly our ability to realize the value of our investment portfolio. Our future performance will be affected by a range of economic, competitive, legislative, operating and other business factors, many of which we cannot control, such as general economic and financial conditions in our industry or the economy at large. A significant reduction in operating cash flows resulting from further deterioration in the mortgage industry, changes in economic conditions, or other events could increase the need for additional or alternative sources of liquidity and could have a material adverse effect on our business, financial condition, results of operations and prospects and our ability to satisfy our obligations. If we are unable to satisfy our obligations, we will be forced to adopt an alternative strategy that may include actions such as, selling assets, restructuring or refinancing indebtedness or seeking equity capital. We cannot assure you that any of these alternative strategies could be effected on satisfactory terms, if at all, or that they would yield sufficient funds for continuing operations.

Current and anticipated deterioration in the housing market may continue to adversely effect our results of operations by resulting in lower loan prices and increased loss severities

           During the second half of 2007, the mortgage industry and the residential housing market continued to deteriorate as home prices declined. The difficulty that arose as a result of this deterioration has spread across various mortgage sectors, including the market in which we operate. A continued decline, or a lack of increase in real estate values, may result in additional increases in delinquencies and losses on our mortgage inventory both held for sale and held for investment. Deterioration and decline in the housing industry also adversely affected sales in the secondary mortgage market as investors had, and may continue to have, concerns about mortgage payment defaults thereby adversely decreasing the price in the secondary market of loans that we hold. Furthermore, changes in market conditions have caused us to re-evaluate our strategy regarding certain assets that have had, and may continue to result in, additional valuation adjustments relating to our loan portfolio and real estate owned. If market conditions continue to deteriorate, we may need to continue to reassess the market value of loans held for sale, the loss severities of loans in default and the net realizable value of our real estate owned, which may result in additional write-offs in the future, and future margin calls. We have received a significant amount of margin calls from our lenders and may continue to receive margin calls due to the current market environment. Although we intend to satisfy these margin calls, we cannot make any assurances we will satisfy margin calls received in the future.

Developments in the residential mortgage market have, and may continue to adversely affect our business operations and the market value of our assets.

           The residential mortgage market has encountered difficulties which have adversely affected and may continue to adversely affect the performance or market value of our assets. Delinquencies and losses with respect to residential mortgage loans generally have increased and may continue to increase. A continued decline or a lack of increase in those values may result in additional increases in delinquencies and losses on residential mortgage loans generally, especially with respect to second homes and investor properties, and with respect to any residential mortgage loans where the aggregate loan amounts (including any subordinate loans) are close to or greater than the related property values. Another factor that may have contributed to, and may in the future result in, higher delinquency rates is the increase in monthly payments on adjustable rate mortgage loans. Any increase in prevailing market interest rates may result in increased payments for borrowers who have adjustable rate mortgage loans. Moreover, with respect to hybrid mortgage loans after their initial fixed rate period, and with respect to mortgage loans with a negative amortization feature which reach their negative amortization cap, borrowers may experience a substantial increase in their monthly payments even without an increase in prevailing market interest rates. Furthermore, in connection with the deterioration in the residential mortgage market, several government agencies have established task forces to review the mortgage lending industry. In 2008, in his testimony before the U.S. Senate Committee on Banking, Housing and Urban Affairs, the Chairman of the Securities and Exchange Commission stated that the SEC has established an agency-wide task force to look at the accounting and disclosure by mortgage companies, including securitizations of mortgage loans. During 2008, pursuant to informal requests from the SEC, we have provided certain information to, and answered questions from, the SEC about our business operations and related accounting policies and methodology. Any actions by governmental agencies that would limit our current and future operations may have an adverse affect on our ability to operate our business. These general market conditions have continued to affect our business operations and the performance of our mortgage loans.

We have operated under waivers provided by lenders with respect to certain covenants on our credit facilities. A failure to obtain such waivers can result in the lender's ability to accelerate repayment.

           Our reverse repurchase agreement and warehouse facility contain numerous representations, warranties and covenants, including requirements to maintain a certain minimum net worth, to maintain minimum equity ratios, to maintain our REIT status, to maintain certain profitability levels and other customary debt covenants. Events of default under these facilities can constitute a material breach of representations and warranties and as such allows the lenders to pursue certain remedies which may constitute a cross default under other agreements. Such acts may cause us to lose the ability to access these financing facilities or to lose the right to a timely liquidation of any assets on such facilities. We have received a waiver under our warehouse facility, but we are in default under our reverse repurchase facility and we are in discussions with the lender. There can be no assurance that we can continue to obtain waivers and as such the lenders will have the right to accelerate our repayment obligations which may have an adverse impact on our ability to be profitable and to maintain liquidity.

Current conditions in the secondary market could materially impact our finances, earnings and our business operations

           As a result of the unprecedented uncertainty and disruption in the capital markets and secondary mortgage markets we are making changes in our business strategies and operations. The reduced liquidity and investor demand for mortgage loans and mortgage backed securities, and the increased yield requirements for such instruments, may continue or get worse in the future. The current disruption in that market caused by, among other things, an increased default rate on residential mortgage loans, an increase in the number of ratings downgrades with respect to bonds issued in connection with securitization of loans, the lack of liquidity in the bond market and the financial condition of many companies that typically participate in this market have negatively affected our ability to sell our loans on terms and conditions that will be profitable to us at all.

Recent increased delinquencies and losses with respect to residential mortgage loans, may cause us to recognize additional losses, which would further adversely affect our operating results, liquidity, financial condition, business prospects and ability to continue as a going concern.

           The residential mortgage market has continued to encounter difficulties which have adversely affected our performance. During the past year, delinquencies and losses with respect to residential mortgage loans generally increased and may continue to increase. For the year ended December 31, 2007, loans that we own that were 60 or more days delinquent consisted of 14.6% of the total mortgage loans. In addition, residential property values in many states declined or remained stable, after extended periods during which those values appreciated. A sustained decline or a lack of increase in those values may result in additional increases in delinquencies and losses on residential mortgage loans generally, especially with respect to any residential mortgage loans where the aggregate loan amounts (including any subordinate loans) are close to or greater than the related property values. Another factor that may have contributed to, and may in the future result in, higher delinquency rates is the increase in monthly payments on adjustable rate mortgage loans. Any increase in prevailing market interest rates may result in increased payments for borrowers who have adjustable rate mortgage loans. Moreover, with respect to option ARM mortgage loans with a negative amortization feature which reach their negative amortization cap, borrowers may experience a substantial increase in their monthly payment even without an increase in prevailing market interest rates. Compounding this issue, the current lack of appreciation in residential property values, increased interest rates and the adoption of tighter underwriting standards throughout the mortgage loan industry may adversely affect the ability of borrowers to refinance these loans and default, particularly borrowers facing a rest of the monthly payment to a higher amount. To the extent that delinquencies or losses continue to increase for these or other reasons, the value of our mortgage securities, and the remaining mortgage loans held for sale will be further reduced, which will adversely affect our operating results, liquidity, cash flow, financial condition, business prospects and ability to continue as a going concern.

Any significant margin calls under our financing facilities would adversely affect our liquidity and may adversely affect our financial results.

           Our financing facilities contain numerous representations, warranties and covenants, including requirements to maintain a certain minimum net worth, to maintain minimum equity ratios, to maintain our REIT status, and other customary debt covenants. Events of default under these facilities include material breaches of representations and warranties, failure to comply with covenants, material adverse effects upon or changes in our business, assets, or financial condition, and other customary matters. Events of default under certain of our facilities also include termination of our status as servicer with respect to certain securitized loan pools and failure to maintain profitability over consecutive quarters. The Company has consistently been in breach of these covenants, which may require an acceleration of the debt at the discretion of the lender. Additionally, as the loans collateralizing the warehouse lines reduce in value the Company may be required to provide additional cash to the lender, and the inability of the Company to provide the additional funds could accelerate the debt obligations.

The New York Stock Exchange ("NYSE") has notified us that we are not in compliance with its continued listing criteria. If we are delisted by the NYSE, the price and liquidity of our common stock and Preferred Stock will be negatively affected.

           On November 28, 2007, we received notice from NYSE Regulation, Inc. stating that we are not in compliance with the NYSE's continued listing standard related to maintaining a consecutive thirty day average closing stock price of over $1.00 per common share. Under NYSE rules, we have six months to bring our share price and average price back above $1.00, during which time our common stock and preferred stock will continue to be listed and traded on the NYSE, subject to ongoing reassessment by NYSE Regulation. If the share price and average price are not above $1.00 at the expiration of the six-month period, then the NYSE will commence suspension and delisting procedures. In addition, even if such minimum price is achieved and maintained, there can be no assurance that we will be able to continue to meet the NYSE's other qualitative or quantitative listing standards for continued listing. The NYSE has informed us that it will continue to monitor share price levels and that it reserves the right to take more immediate listing action in the event that the stock trades at levels that are viewed as "abnormally low" on a sustained basis or based on other qualitative factors. On April 1, 2008 we received notification from the NYSE that the failure to timely file annual and interim reports with the Securities and Exchange Commission may subject us to suspension and delisting procedures.

           We cannot assure you that the NYSE will maintain our listing in the future. In the event that our common stock is delisted by the NYSE, or if it becomes apparent to us that we will be unable to meet the NYSE's continued listing criteria in the foreseeable future, we may seek to have our stock listed or quoted on another national securities exchange or quotation system. However, we cannot assure you that, if our common stock is listed or quoted on such other exchange or system, the market for our common stock will be as liquid as it has been on the NYSE. As a result, if we are delisted by the NYSE or transfer our listing to another exchange or quotation system, the market price for our common stock may become more volatile than it has been historically.

Representations and warranties made by us in our loan sales and securitizations may subject us to liability.

           In connection with our loan sales to third parties and our prior securitizations, we transfer mortgages acquired and originated by us to the third parties or into a trust in exchange for cash and, in the case of a securitized mortgage, residual certificates issued by the trust. The trustee, purchaser, bondholder, or other entities involved in the issuance of the seurities (which may include bond insurers) may have recourse to us with respect to the breach of the representations, and warranties made by us at the time such mortgages are transferred or when the securities are sold. While we may have recourse to our customers for any such breaches, there can be no assurance of our customers' abilities to honor their respective obligations. Also, we previously engaged in bulk whole loan sales pursuant to agreements that generally provide for recourse by the purchaser against us in the event of a breach of one of our representations or warranties, any fraud or misrepresentation during the mortgage origination process, or upon early default on such mortgage. We attempt to limit the potential remedies of such purchasers to the potential remedies we receive from the customers from whom we acquired or originated the mortgages. However, in some cases, the remedies available to a purchaser of mortgages from us may be broader or extend longer than those available to us against the sellers of the mortgages and should a purchaser enforce its remedies against us, we are not always able to enforce whatever remedies we have against our customers. Furthermore, if we discover, prior to the sale or transfer of a loan, that there is any fraud or misrepresentation with respect to the mortgage and the originator fails to repurchase the mortgage, then we may not be able to sell the mortgage or we may have to sell the mortgage at a discount.

           In the ordinary course of our business, we may be subject to claims made against us by borrowers, purchasers of our loans, or bondholders, insurers, trustees or other entities involved in the issuance of the securities in our securitizations arising from, among other things, losses that are claimed to have been incurred as a result of alleged breaches of fiduciary obligations, misrepresentations, errors and omissions of our employees, officers and agents (including appraisers), incomplete documentation and our failure to comply with various laws and regulations applicable to our business. Any claims asserted against us may result in legal expenses or liabilities that could have a material adverse effect on our results of operations or financial condition.

If we fail to maintain effective systems of internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results or prevent fraud, which could cause current and potential shareholders to lose confidence in our financial reporting, adversely affect the trading price of our securities or harm our operating results.

           Effective internal control over financial reporting and disclosure controls and procedures are necessary for us to provide reliable financial reports and effectively prevent fraud and operate successfully as a public company. Any failure to develop or maintain effective internal control over financial reporting and disclosure controls and procedures could harm our reputation or operating results, or cause us to fail to meet our reporting obligations. We cannot be certain that our efforts to improve or maintain our internal control over financial reporting and disclosure controls and procedures will be successful or that we will be able to maintain adequate controls over our financial processes and reporting in the future. Any failure to develop or maintain effective controls or difficulties encountered in their implementation or other effective improvement of our internal control over financial reporting and disclosure controls and procedures could harm our operating results, or cause us to fail to meet our reporting obligations. If we are unable to adequately establish or maintain our internal control over financial reporting, our external auditors will not be able to issue an unqualified opinion on the effectiveness of our internal control over financial reporting. In the past, we have reported, and may discover in the future, material weaknesses in our internal control over financial reporting.

           Due to the reported material weakness in the assessment of our internal control over financial reporting, management concluded that our internal control over financial reporting was not effective as of December 31, 2007 and our auditors issued an adverse opinion on the effectiveness of our internal control over financial reporting. During 2007, as the market for our industry continued to deteriorate we reevaluated the need to maintain an internal control environment consistent with previous periods. This evaluation led to the reduction and/or change in certain controls that are not deemed to be applicable to the current business process and reporting. We are also in the process of reevaluating the need for information technology systems that we have used in the past to conduct business and report results. Even with the reduced number of internal controls we have experienced some deficiencies in our internal controls environment. In addition, with less staff to maintain the information technology systems our risks with maintaining an adequate control IT environment has increased. Accordingly, the Company's management has identified a material weakness in the effectiveness of internal control over financial reporting related to a shortage of resources in the accounting department required to close its books and records effectively at each reporting date, obtain the necessary information from operational departments to complete the work necessary to file its financial reports timely and failure to timely identify and remediate accounting errors.

           Ineffective internal control over financial reporting and disclosure controls and procedures could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities or affect our ability to access the capital markets and could result in regulatory proceedings against us by, among others, the SEC. In addition, a material weakness in internal control over financial reporting, which may lead to deficiencies in the preparation of financial statements, could lead to litigation claims against us. The defense of any such claims may cause the diversion of management's attention and resources, and we may be required to pay damages if any such claims or proceedings are not resolved in our favor. Any litigation, even if resolved in our favor, could cause us to incur significant legal and other expenses or cause delays in our public reporting. Such events could harm our business, affect our ability to raise capital and adversely affect the trading price of our securities.

We face risks related to our recent accounting restatements.

           In 2004, we reported a restatement to previously issued financial statements. More recently, in February 2007, we reported that we had discovered accounting errors in previously reported Consolidated Statements of Operations and Comprehensive Earnings. These errors related to the presentation of deferred charge as a non-interest expense amount compared to the restated presentation as a component of income tax expense. We also reported restated amounts in the Consolidated Statements of Cash Flows to eliminate certain non-cash items related to intercompany transactions and the redesignation of loans from held-for-sale to held-for-investment. The restatement of our financial statements could lead to litigation claims and/or regulatory proceedings against us. The defense of any such claims or proceedings may cause the diversion of management's attention and resources, and we may be required to pay damages if any such claims or proceedings are not resolved in our favor. Any litigation or regulatory proceeding, even if resolved in our favor, could cause us to incur significant legal and other expenses. We also may have difficulty raising equity capital or obtaining other financing, such as lines of credit or otherwise. We may not be able to effectuate our current operating strategy. The occurrence of any of the foregoing could harm our business and reputation and cause the price of our securities to decline.

Our use of second mortgages exposes us to greater credit risks.

           Our security interest in the property securing second mortgages is subordinated to the interest of the first mortgage holder and typically the second mortgages have a higher combined LTV ratio than do our first mortgages. If the borrower experiences difficulties in making senior lien payments or if the value of the property is equal to or less than the amount needed to repay the borrower's obligation to the first mortgage holder upon foreclosure, our second mortgage loan may not be repaid. Also, our senior security interests may be affected if there are junior liens resulting in higher CLTV loans which borrowers have no perceived equity and could result in our senior liens defaulting.

Increased levels of early prepayments of mortgages may accelerate our amortization expenses and decrease our net interest income and cash flows.

           Mortgage prepayments generally increase on our ARMs when fixed mortgage interest rates fall below the then-current interest rates on outstanding ARMs or fully indexed ARMs. Prepayments on mortgages are also affected by the terms and credit grades of the mortgages, their interest rate reset date, conditions in the financial markets, housing appreciation and general economic conditions. If we acquire mortgages at a premium and they are subsequently prepaid, we must expense the unamortized premium at the time of the prepayment. We could possibly lose the opportunity to earn interest at a higher rate over the expected life of the mortgage. Also, if prepayments on mortgages increase when interest rates are declining, our net interest income may decrease. If prepayment rates differ from our projections, we may experience a change in net earnings due to a change in the ratio of derivatives to the related mortgages. This may result in a reduction of cash flows from our mortgage loans net of financing costs as we have a higher percentage of derivative costs related to these mortgages than originally projected.

           We generally acquired mortgages on a servicing released basis, meaning we acquired both the mortgages and the rights to service them. This strategy required us to pay a higher purchase price or premium for the mortgages. If the mortgages that we acquired at a premium prepay faster than originally projected GAAP requires us to write down the remaining capitalized premium amounts at a faster speed than was originally projected, which would decrease our current net interest income.

Recent decreases to interest rates could reduce our future cash flows.

           As a result of the recent cuts to the federal funds rate by the federal reserve, the rate charged by other lenders on mortgages could decrease, causing higher quality borrowers' to refinance, leaving the Company with a higher percentage of delinquent borrowers, and reduced cash flows from the mortgage portfolio.

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

           Additionally, the rates paid on our borrowings and the rates received on our assets may be based upon different indices. Our long-term mortgage portfolio includes mortgages that are one-, three- and six-month LIBOR and one-year LIBOR hybrid ARMs. These are mortgages with fixed interest rates for an initial period of time, after which they begin bearing interest based upon short-term interest rate indices and adjust periodically. We generally funded mortgages with adjustable interest rate borrowings having interest rates that are indexed to short-term interest rates, typically one-month LIBOR, and adjust periodically at various intervals. To the extent that there is an increase in the interest rate index used to determine our adjustable interest rate borrowings and it increases faster than the indices used to determine the rates on our assets (i.e., the increase is not offset by a corresponding increase in the rates at which interest accrues on our assets) or is not offset by various cash payments on interest rate derivatives that we have in place at any given time, our net earnings will decrease or we will have net losses. Additionally, the Company has commenced a policy to modify loans either reducing the interest rates, waiving accrued and unpaid interest or deferring accrued interest to help minimize delinquencies and maximize recoveries on loans. Although we believe in the long run this is beneficial to the Company, the modification of loans to defer the re-pricing will cause the Company to experience a reduction in expected cash flows.

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

           To mitigate interest rate risks associated with our long-term investment operations, we have entered into transactions designed to limit our exposure to interest rate risks. To mitigate the interest rate risks associated with adjustable rate borrowings, we attempt to match the interest rate sensitivities of our ARMs with the associated financing liabilities. Management determines the nature and quantity of derivative transactions based on various factors, including market conditions. While we believe that we properly manage our interest rate risk on an economic and tax basis, we have elected not to achieve hedge accounting, as established by the Financial Accounting Standards Board, or FASB," under the provisions of Statement of Financial Accounting Standards No. 133, or "SFAS 133," for our interest rate risk management activities in our financial statements. The effect of not applying hedge accounting means that our interest rate risk management activities may result in significant volatility in our quarterly net earnings as interest rates go up or down. It is possible that there will be periods during which we will incur losses on derivative transactions that may result in net losses, as was the case in the year ended December 31, 2007 and 2006. In addition, our derivative transactions may not offset the risk of adverse changes in our net interest margins.

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

We may be subject to losses on mortgages for which we did not obtain credit enhancements.

           We did not obtain credit enhancements such as mortgage pool or special hazard insurance for all of our mortgages and investments. Generally, we required mortgage insurance on any first mortgage with an LTV ratio greater than 80 percent. During the time we hold mortgages for investment, we are subject to risks of borrower defaults and bankruptcies and special hazard losses that are not covered by standard hazard insurance. If a borrower defaults on a mortgage that we hold, we bear the risk of loss of principal to the extent there is any deficiency between the value of the related mortgaged property and the amount owing on the mortgage loan and any insurance proceeds available to us through the mortgage insurer. In addition, since defaulted mortgages, which under our financing arrangements are mortgages that are generally 60 to 90 days delinquent in payments, may be considered ineligible collateral under our borrowing arrangements, we could bear the risk of being required to own these mortgages without the use of borrowed funds until they are ultimately liquidated or possibly sold at a loss.

Our mortgage loans expose us to greater credit risks and defaults.

           We were an acquirer and originator of Alt-A mortgages and commercial loans. These are mortgages that generally may not qualify for purchase by government-sponsored agencies such as Fannie Mae and Freddie Mac. Our operations may be negatively affected due to our investments in these mortgages. Credit risks associated with these mortgages may be greater than those associated with conforming mortgages. Lower levels of liquidity may cause us to hold loans or other mortgage-related assets supported by these loans that we otherwise would not hold. By doing this, we assume the potential risk of increased delinquency rates and/or credit losses as well as interest rate risk. Additionally, the combination of different underwriting criteria and higher rates of interest leads to greater risk, including higher prepayment rates and higher delinquency rates and /or credit losses. We also have loans that are interest only and option-ARM loans that allow a borrower to pay only the stated interest or less than the stated interest, respectively, attributable to their loan for a set period of time. If there is a decline in real estate values borrowers may default on these types of loans since they have not reduced their principal balances, which, therefore, could exceed the value of their property. In addition, a reduction in property values would also cause an increase in the CLTV or LTV ratio for that loan which could have the effect of reducing the value of the property collateralized by that loan, reducing the borrowers' equity in their homes to a level that would increase the risk of default.

Our commercial and multifamily mortgages may expose us to increased lending risks.

           Our commercial and multifamily mortgages have higher risks than mortgages secured by single family residential real estate because repayment of the mortgages often depends on the successful operations and the income stream of the borrowers. Furthermore, commercial mortgages typically involve larger mortgage balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgages.

Loans to non-conforming borrowers may expose us to a higher risk of delinquencies, foreclosures and losses.

           Our market included borrowers who may have been unable to obtain mortgage financing from conventional mortgage sources. Mortgages made to such borrowers generally entail a higher risk of delinquency and higher losses than mortgages made to borrowers who utilize conventional mortgage sources. Delinquency, foreclosures and losses generally increase during economic slowdowns or recessions. The actual risk of delinquencies, foreclosures and losses on mortgages made to our borrowers are higher under current economic conditions than those in the past.

Our borrowings and use of substantial leverage may cause losses.

Our use of securitized mortgages may expose our operations to credit losses.

           Retaining mortgages as collateral for securities exposes our operations to greater credit losses than does the use of other securitization techniques that are treated as sales because, as the equity holder in the security, we are allocated losses from the liquidation of defaulted loans first, prior to any other security holder. Although our liability under a collateralized mortgage obligation is limited to the collateral used to create the collateralized mortgage obligation, we generally are required to make a cash equity investment to fund collateral in excess of the amount of the securities issued in order to obtain the appropriate credit ratings for the securities being sold, and therefore obtain the lowest interest rate available, on the securitized mortgages. If we experience greater credit losses than expected on the pool of loans subject to the securitized mortgage, the value of our equity investment will decrease and we may have to increase the allowance for loan losses on our financial statements.

If we default under our financing facilities, we may be forced to liquidate collateral at less than favorable prices.

           If we default under our financing facilities, our lenders could force us to liquidate the collateral. If the value of the collateral is less than the amount borrowed, we could be required to pay the difference in cash. Furthermore, if we default under one facility, it would generally cause a default under our other facilities. If we were to declare bankruptcy, our reverse repurchase agreements may obtain special treatment and our creditors would then be allowed to liquidate the collateral without any delay. On the other hand, if a lender with whom we have a reverse repurchase agreement declares bankruptcy, we might experience difficulty repurchasing our collateral, or enforcing our claim for damages, and it is possible that our claim could be repudiated and we could be treated as an unsecured creditor. If this occurs, our claims would be subject to significant delay and we may receive substantially less than our actual damages or nothing at all.

If we are forced to liquidate, we may have few unpledged assets for distribution to unsecured creditors.

           We have pledged a substantial portion of our assets to secure the repayment of securitized mortgage borrowings issued in securitizations and our financing facilities. The cash flows we receive from our investments that have not yet been distributed or used to acquire mortgages or other investments may be the only unpledged assets available to our unsecured creditors if we were liquidated.

The geographic concentration of our mortgages increases our exposure to risks in those areas.

           We do not set limitations on the percentage of our long-term mortgage portfolio composed of properties located in any one area (whether by state, zip code or other geographic measure). Concentration in any one area increases our exposure to the economic and natural hazard risks associated with that area. A majority of our mortgage acquisitions and originations, long-term mortgage portfolio and finance receivables are secured by properties in California and, to a lesser extent, Florida. California and Florida have experienced, and may experience in the future, an economic downturn in past years and they have also suffered the effects of certain natural hazards.

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

           Class action lawsuits and regulatory actions alleging improper marketing practices, abusive loan terms and fees, disclosure violations, improper yield spread premiums and other matters are risks faced by all mortgage originators, particularly those in the Alt-A and subprime market. We are a defendant in purported class actions pending in different states. Some of the class actions allege generally that the loan originator improperly charged fees in violation of various state lending or consumer protection laws in connection with mortgages that we acquired while others allege that our lending practice was a statutory violation, an unlawful business practice, an unfair business practice or a breach of a contract. Although the suits are not identical, they generally seek unspecified compensatory damages, punitive damages, pre- and post-judgment interest, costs and expenses and rescission of the mortgages, as well as a return of any improperly collected fees.

           In 2006 and in 2007, several purported class action complaints have been filed against us and our executive officers and certain directors. The complaints, which are brought on behalf of persons who acquired common stock through the open market or through the Company 401K plan, generally allege violations of the federal securities laws due to allegedly false and misleading statements or omissions, related to the Company's financial condition and future prospects.

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

           Investments in residual interest and subordinated securities are much riskier than investments in senior mortgage-backed securities because these subordinated securities bear all credit losses prior to the related senior securities. The risk associated with holding residual interest and subordinated securities is greater than holding the underlying mortgage loans directly due to the concentration of losses attributed to the subordinated securities. The value of residual interests represents the present value of future cash flows expected to be received by us from the excess cash flows created in the securitization transaction. In general, future cash flows are estimated by taking the coupon rate of the loans underlying the transaction less the interest rate paid to the investors, less contractually specified servicing and trustee fees, and after giving effect to estimated prepayments and credit losses. We estimate future cash flows from these securities and value them utilizing assumptions based in part on projected discount rates, delinquency, mortgage loan prepayment speeds and credit losses. It is extremely difficult to validate the assumptions we use in valuing our residual interests. Even if the general accuracy of the valuation model is validated, valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships which drive the results of the model. Such assumptions are complex as we must make judgments about the effect of matters that are inherently uncertain. If our actual experience differs from our assumptions, we could be required to reduce the value of these securities. Furthermore, if our actual experience differs materially from these assumptions, our cash flow, financial condition, results of operations and business prospects may be harmed, including an adverse affect on the amount of dividend payments that are made on our common stock.

Deteriorating mortgage market conditions have had and may continue to have a material adverse effect on our earnings and financial condition.

           Beginning in the second quarter of 2007, the mortgage industry and the residential housing market were adversely affected as home prices declined and delinquencies increased, particularly in the sub-prime mortgage industry. The difficulty that arose as a result of this has spread across various mortgage sectors, including the market in which we operate. These markets are currently experiencing unprecedented disruptions, which have had, and continue to have, an adverse impact on the Company's earnings and financial condition. For the twelve months ended December 31, 2007, the Company had a net loss of $2.1 billion and estimated taxable loss of $136.0 million.

           The secondary and securitization mortgage markets have significantly reduced its purchasing of loans, to almost none, making it extremely difficult to sell non-conforming mortgage loans and securities backed by non-conforming mortgage loans to investors, which have led to significant margin calls, reducing the Company's cash position. In addition, because housing prices have declined and lenders tightened underwriting guidelines, making it more difficult to refinance, defaults and credit losses increased; which further exacerbated home price depreciation and credit losses. As a result, nonconforming mortgage loans have not performed up to historical expectations and the fair value of non-conforming mortgage loans has deteriorated. At December 31, 2007, the Company's had REOs with a net relizeable value of $412.2 million and the long-term mortgage portfolio included 14.6% of mortgage loans that were 60 days or more delinquent, including continuing and discontinued operations. These conditions, which increase the cost and reduce the availability of debt, may continue or worsen in the future.

           As a result of the Company's inability to sell or securitize non-conforming loans, the Company has discontinued funding loans. The Company has discontinued substantially all of its mortgage operations, commercial operations, retail operations and all of its warehouse lending operations. As a further result of the deteriorating market conditions, the Company experienced frequent margin calls, was in default on several repurchase facilities, and either terminated or allowed facilities to lapse leaving the Company with two available finance facilities. The Company can not make any assurances that it will not receive future margin calls, that it will be able to satisfy those margin calls, or that it will be able to obtain any future waivers of non-compliance on those facilities. If overall market conditions continue to deteriorate and result in additional substantial declines in the value of the assets, which we use to collateralize our secured borrowing arrangements, sufficient capital may not be available to support the continued ownership of our investments, requiring certain assets to be sold at a loss. The further deterioration of the mortgage market has had, and may continue to have, a material adverse impact on our earnings and financial condition.

Loss of our current executive officers or other key management could significantly harm our business.

           We depend on the diligence, skill and experience of our senior executives, including our chief executive officer, president and chief operating officer. We believe that our future results will also depend in part upon our attracting and retaining highly skilled and qualified management. We seek to compensate our executive officers, as well as other employees, through competitive salaries, bonuses and other incentive plans, but there can be no assurance that these programs will allow us to retain key management executives or hire new key employees. The loss of our chief executive officer, president, or other senior executive officers and key management could have a material adverse impact on our operations because other officers may not have the experience and expertise to readily replace these individuals. Our prior chief financial officer recently resigned from the Company effective November 30, 2007 and we have appointed an interim Chief Financial Officer. Competition for such personnel is intense, and we cannot assure you that we will be successful in attracting or retaining such personnel. Furthermore, in light of our present financial condition, no assurance can be given that we will retain these and other executive officers and key management personnel. To the extent that one or more of our top executives or other key management personnel are no longer employed by us, our operations and business prospects may be adversely affected. The loss of, and changes in, key personnel and their responsibilities may be disruptive to our business and could have a material adverse effect on our business, financial condition and results of operations.

Our outstanding Preferred Stock have the following risks:

Continued payment of dividends on our preferred stock may decrease our cash flow and prevent us from implementing new strategies for the Company.

           We currently have outstanding 2,000,000 and 4,470,600 shares of 9.375% Series B Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share ("Series B Preferred Stock") and 9.125% Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share ("Series C Preferred Stock" and together with the Series B Preferred Stock, the "Preferred Stock") , respectively. The Preferred Stock ranks senior to our common stock with respect to the payment of distributions and the distribution of assets upon liquidation, dissolution or winding up. The holders of the Series B Preferred Stock and Series C Preferred Stock are entitled to cumulative quarterly dividends equal to 9.375% and 9.125% of the $25.00 liquidation preference (equivalent to $2.34375 and $2.28125 annually per share), respectively. Dividends on the Preferred Stock accrue whether or not current payment of dividends is prohibited, whether or not we have earnings, whether or not there are funds legally available for the payment of such dividends and whether or not such dividends are declared. We may not redeem the Series B Preferred Stock and C Preferred Stock prior to May 28, 2009 and November 23, 2009, respectively, except in limited circumstances to preserve our status as a REIT. The Series B Preferred Stock and Series C Preferred Stock currently receive quarterly dividends of $0.58594 and $0.57031 per share, respectively, and have a minimum liquidation preference of $25.00 per share, or an aggregate of approximately $162.1 million per year. The continued payment and accrual of these dividends may prevent the Company from implementing new strategies in the current market environment, thereby, hindering our growth prospects. The continued accrual and payment of the preferred stock dividends may have a material adverse effect on our liquidity, financial condition and operations.

Failure to pay dividends on our preferred stock would allow the preferred stock holders to elect members to our Board of Directors.

           Our Preferred Stock generally have no voting rights. However, if we do not pay dividends on any outstanding Preferred Stock for six or more quarterly periods (whether or not consecutive), holders of the Preferred Stock voting as a class, will be entitled to elect two additional directors to the Company's board of directors to serve until all unpaid dividends have been paid or declared and set apart for payment, provided that any such directors, if elected, must not cause us to violate the corporate governance requirement of the NYSE that listed companies must have a majority of independent directors.

The Preferred Stock has liquidation preference over our common stock holders, which could decrease or eliminate the assets available for distribution.

           Upon the voluntary or involuntary liquidation, dissolution or winding up of our affairs, each share of the Preferred Stock will receive, before any payments are made to the holders of our common stock and any other series of our preferred stock that we may issue ranking junior to the Preferred Stock as to liquidation rights, $25.00 per share, plus in each case, a premium of $.50 per share up until May 28, 2009, in the case of the Series B Preferred Stock, and November 23, 2009, in the case of the Series C Preferred Stock, and accrued and unpaid dividends whether or not declared. If, upon any liquidation, dissolution or winding up of our affairs, the cash distributable among holders of Preferred Stock is insufficient to pay in full the liquidation preference of the Preferred Stock as described above, then our remaining assets (or the proceeds thereof) will be distributed among the holders of the Preferred Stock and any such other parity stock and in proportion to the amounts that would be payable on the Preferred Stock if all amounts payable thereon were paid in full. After payment of the full amount of the liquidating distributions, including the applicable premium, if any, to which they are entitled, the holders of the Preferred Stock will have no right or claim to any of our remaining assets. However, to the extent that all assets are used to pay the holders of the Preferred Stock, there may not be any assets available for distribution to the common stock holders upon a liquidation.

Regulatory Risks

Violation of various federal, state and local laws may result in losses on our loans.

           To the extent we originate and purchase mortgage loans in the future, applicable state and local laws generally regulate interest rates and other charges, require certain disclosure, and require licensing of the mortgage broker, lender and purchaser. In addition, other state and local laws, public policy and general principles of equity relating to the protection of consumers, unfair and deceptive practices and debt collection practices may apply to the origination, servicing and collection of our loans. Mortgage loans are also subject to federal laws, including:

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

           Violations of certain provisions of these federal and state laws may limit our ability to collect all or part of the principal of or interest on the loans and in addition could subject us to damages and could result in the mortgagors rescinding the loans whether held by us or subsequent holders of the loans. In addition, such violations could cause us to be in default under our credit and repurchase facilities and could result in the loss of licenses held by us.

           Similarly, it is possible borrowers may assert that the loan forms we used or acquired, including forms for "interest-only" and "option-ARM" loans for which there is little standardization or uniformity, fail to properly describe the transactions they intended, or that our forms failed to comply with applicable consumer protection statutes or other federal and state laws. This could result in liability for violations of certain provisions of federal and state consumer protection laws and our inability to sell the loans and our obligation to repurchase the loans or indemnify the purchasers.

New regulatory laws affecting the mortgage industry may affect our ability to reenter the mortgage markets

           The regulatory environmenst in which we previously operated, and continue to operate on a limited basis, have an impact on the activities in which we may engage. Changes to the laws, regulations or regulatory policies can affect whether and to what extent we may be able to reenter the mortgage markets and whether it can be done profitably. Some states and local governments and the Federal Government have enacted, or may enact laws, or regulations that restrict or prohibit some provisions in mortgages or some loan programs that we have previously participated in. As such we cannot be sure that in the future we will be able to engage in lending or mortgage activities that were similar to those we engaged or participated in the past and we might be at a competitive disadvantage which would affect our operations.

We may be subject to fines or other penalties based upon the conduct of our independent brokers or correspondents.

           The mortgage brokers and correspondents from which we obtained mortgages have parallel and separate legal obligations to which they are subject. While these laws may not explicitly hold the originating lenders or an acquirer of the loan responsible for the legal violations of mortgage bankers and brokers, increasingly federal and state agencies have sought to impose such liability. Previously, for example, the United States Federal Trade Commission, or "FTC," entered into a settlement agreement with a mortgage lender where the FTC characterized a broker that had placed all of its loan production with a single lender as the "agent" of the lender; the FTC imposed a fine on the lender in part because, as "principal," the lender was legally responsible for the mortgage broker's unfair and deceptive acts and practices. The United States Justice Department, various state attorney generals, and other state officials have sought to hold subprime mortgage lenders responsible for the pricing practices of their mortgage bankers and brokers, alleging that the mortgage lender was directly responsible for the total fees and charges paid by the borrower under the Fair Housing Act even if the lender neither dictated what the mortgage banker could charge nor kept the money for its own account. Accordingly, we may be subject to fines or other penalties based upon the prior conduct of our independent mortgage bankers, brokers or correspondents.

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

           REIT provisions of the Internal Revenue Code generally require that we annually distribute to our stockholders at least 90 percent of all of our taxable income, exclusive of the application of any tax loss carry forwards that may be used to offset current period taxable income. These provisions restrict our ability to retain earnings and thereby generate capital from our operating activities. We may decide at a future date to terminate our REIT status, which would cause us to be taxed at the corporate levels and cease paying regular dividends. In addition, for any year that we do not generate taxable income, we are not required to declare and pay dividends to maintain our REIT status. For instance, due to losses incurred in 2000, we did not declare any dividends from November 2000 until September 2001 and we have not declared a common stock dividend since March 31, 2007.

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

           Our charter limits ownership of our capital stock (both common and preferred stock) by any single stockholder, including a corporation, to 9.5 percent of our outstanding shares (including in value) unless waived by the board of directors. By subjecting entities, such as corporations, to the ownership limitation, our charter is more restrictive than the requirements of the federal tax laws applicable to REITs, and thereby serves the dual purpose of helping us maintain our REIT status and protecting us from an unwanted takeover. Our board of directors may increase the 9.5 percent ownership limit. In addition, to the extent consistent with the REIT provisions of the Internal Revenue Code, our board of directors may, pursuant to our articles of incorporation, waive the 9.5 percent ownership limit for a stockholder or purchaser of our stock. In order to waive the 9.5 percent ownership limit our board of directors must require the stockholder requesting the waiver to provide certain representations to the Company to ensure compliance with the REIT provisions of the Internal Revenue Code. Our charter also prohibits anyone from buying shares if the purchase would result in us losing our REIT status. This could happen if a share transaction results in fewer than 100 persons owning all of our shares or in five or fewer persons, applying certain broad attribution rules of the Internal Revenue Code, owning more than 50 percent (by value) of our shares. If you or anyone else acquires shares in excess of the ownership limit or in violation of the ownership requirements of the Internal Revenue Code for REITs, we:

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

           During 2007, our common stock reached an intra-day high sales price of $9.11 on January 12, and an intra-day low sales price of $0.20 on December 26. As of March 31, 2008, our stock price closed at $1.27 per share. In addition, significant price and volume fluctuations in the stock market have particularly affected the market prices for the securities of mortgage companies such as ours. Furthermore, general conditions in the mortgage industry may adversely affect the market price of our securities. These broad market fluctuations have adversely affected and may continue to adversely affect the market price of our securities. If our results of operations fail to meet the expectations of securities analysts or investors in a future quarter, the market price of our securities could also be materially adversely affected and we may experience difficulty in raising capital.

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

           We also have shares reserved for future issuance under our 2001 Stock Plan. The sale of a large amount of shares or the perception that such sales may occur, could adversely affect the market price for our common stock or other outstanding securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

           None.

ITEM 2. PROPERTIES

           Our primary executive and administrative offices are located at 19500 Jamboree, California where we have a premises lease expiring in November 2016. We have two options to extend the term for five-year periods for each option. The premises consist of a seven-story building containing approximately 210,000 square feet with an initial annual rental rate of $31.80 per square foot, which amount increases every 30 months since commencement of the lease in October 2006. Due to current market conditions and the discontinuation of most of our business combined with the layoffs of more than 700 employees we have, or are attempting to, sublease 150,000 square feet of our corporate headquarters in Irvine, California.

ITEM 3. LEGAL PROCEEDINGS

Mortgage-related Litigation

           On June 27, 2000, a complaint captioned Michael P. and Shellie Gilmor v. Preferred Credit Corporation and Impac Funding Corporation, et al. was filed in the Circuit Court for Clay County, Missouri, as a purported class action lawsuit alleging that the defendants violated Missouri's Second Loans Act and Merchandising Practices Act. In July 2001, the Missouri complaint was amended to include IMH and other Impac-related entities. A plaintiffs class was certified on January 2, 2003. On January 27, 2006 the Company filed pleadings in response to the Sixth Amended Complaint, including motions to dismiss. No opposition has yet been filed by the plaintiffs.

           On February 3, 2004, a complaint captioned James and Jill Baker v. Century Financial Group, Inc, et al was filed in the Circuit Court of Clay County, Missouri, as a purported class action lawsuit alleging that the defendants violated Missouri's Second Loan Act and Merchandising Practices Act. An answer was filed on March 7, 2005 and limited discovery has taken place since then.

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

           On October 4, 2007, a purported class action matter was filed in the United States District Court, Central District of California against Impac Funding Corporation and Impac Mortgage Holdings, Inc. entitled Vincent Marshell v. Impac Funding Corporation, et al. as Case no. EDCV07-1290SGL, the action alleges violations of Truth in Lending Act, violation of California Business and Professional Code Section 17200, et seq, breach of contract, and an additional claim under Business and Professional Code Section 17200. The complaint alleges that the defendants failed to disclose pertinent information in a clear conspicuous manner as called for in the Truth in Lending Act, and that they misled the plaintiff. The action seeks to recover actual damages, compensatory damages, consequential damages, punitive damages, rescission, reasonable attorneys fees and costs, statutory damages, a disgorgement of all profits obtained as a result of the unfair competition, equitable relief including restitution and such other relief as is just and proper.

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

Securities Litigation

           Beginning in January 2006, several purported class action complaints were filed in U.S. District Court, Central District of California, against IMH and its senior officers and all but one of its directors on behalf of persons who acquired IMH's common stock during the period of May 13, 2005 through August 9, 2005. On May 1, 2006, the court approved the consolidation of the federal securities class actions and appointed lead plaintiff and lead counsel. The consolidated complaint filed on July 24, 2006 alleges claims against all defendants for violations under Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 thereunder, and claims against the individual defendants for violations of Section 20(a) of the Exchange Act. Plaintiffs claim that the defendants caused IMH's common stock to trade at artificially inflated prices through false and misleading statements related to the Company's financial condition and future prospects and that the individual defendants improperly sold holdings. The complaint seeks compensatory damages for all damages sustained as a result of the defendants' actions, including interest, reasonable costs and expenses, and other relief as the court may deem just and proper. A consolidated complaint captioned In re Impac Mortgage Holdings, Inc. Securities Litigation, was filed as case no. SACV-06-00031-CJC. A motion to dismiss the First Amended Consolidated Complaint was filed on December 21, 2007 and the court granted the Company's motion to dismiss with prejudice on May 19, 2008.

           Beginning in January 2006, several shareholder derivative actions were filed in the U.S. District Court, Central District of California and Orange County Superior Court against the Company and all of its senior officers and directors derivatively on behalf of nominal defendant IMH. On April 20, 2006, the Orange County Superior Court, and on June 7, 2006, the U.S. District Court, Central District of California, each approved the consolidation of the state and federal shareholder derivative actions and appointed lead plaintiffs and lead counsel, respectively. The consolidated complaints in the federal and state actions filed on August 8, 2006 and May 12, 2006, each allege claims for breach of fiduciary duty, for insider trading, misappropriation of information and unjust enrichment. The consolidated complaint was entitled Green Meadows v Impac Mortgage Holdings, Inc., et al as case no. SACV06-0091CJC. In 2007, the Company entered into a settlement agreement so that all claims would be dismissed with prejudice with no admission of wrongdoing on the part of any defendant and the Company would agree to certain corporate governance practices. In addition, the settlement provided for an aggregate cash payment of up to $300,000 in attorney's fees subject to plaintiff's application to and approval by the court, which was paid entirely by the Company's insurance carriers and had no effect on the financial position of the Company. The settlement was executed and approved by the court on June 19, 2007 and the matter was also dismissed. A Notice of Appeal was filed on July 19, 2007, however, a settlement was thereafter entered into by the Company, the derivative plaintiffs, and the appealing shareholder whereby the Company's insurance carrier contributed $12,500 and the derivative plaintiffs contributed $12,500 to settle the appeal with no admission of wrongdoing on the part of any defendant. The appeal was dismissed on February 6, 2008.

           On August 17, 2007, a purported class action matter was filed in the United States District Court, Central District of California, against IMH and several of its senior officers entitled Sheldon Pittleman v. Impac Mortgage Holdings, Inc., et al. The action alleges against all defendants violations of Section 10(b) and 10b-5 of the Securities Exchange Act of 1934 (the "Exchange Act") and against the individual defendants violations of Section 20(a) of the Exchange Act. Plaintiffs contend that the defendants caused the Company's stock to trade at artificially inflated prices through false and misleading statements and intentional or reckless disregard of basic accounting principles. The complaint seeks compensatory damages for all damages sustained as a result of the defendants' actions, including reasonable costs and expenses and other relief as the court may deem proper. On October 3, 2007, a similar case was filed in the same Court entitled Richard Abrams v. Impac Mortgage Holdings, Inc., et al. This action makes allegations similar to those in the Pittleman action and also seeks similar recovery. These matters were consolidated with lead counsel appointed by the Court. A Consolidated Complaint captioned Sheldon Pittleman v. Impac Mortgage Holdings, Inc., et al was filed on January 8, 2008. A motion to dismiss was filed by the defendants on March 10, 2008 and that motion is still pending.

           On October 11, 2007, a shareholder derivative action was filed in the Superior Court of California, Orange County against the Company and certain of its officers and directors entitled Alina Matvy v. Tomkinson, et al, case

no. 07CC01392. The complaint alleges claims for a breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, a violation of California Civil Code Sections 1709 and 1710 for deceit and for contribution and indemnification. The action seeks to recover for the company the damages suffered by the Company as a result of the individuals breach of fiduciary duty, abuse of control, gross mismanagement and waste of corporate assets. It also seeks to impose a constructive trust on the proceeds of any individuals trading activity, disgorgement of profits benefits of other compensation of the individual defendants, costs and disbursements in the action including reasonable attorney's fees, expert fees, accountant's fees, expenses and such other relief as the court may deem proper. That matter was voluntarily dismissed without prejudice on March 6, 2008.

           On December 17, 2007, a purported class action matter was filed in the United States District Court, Central District of California, against IMH and several of its senior officers entitled Sharon Page v. Impac Mortgage Holdings, Inc., et al. The action is a complaint for violations of the Employee Retirement Income Security Act in relation to the Company's 401(k) plan. The complaint alleges breach of fiduciary duties, breach of duty to avoid conflicts of interest, allegations of co-fiduciary liability and knowing participation in a breach of fiduciary duty by IMH. Plaintiffs contend that the defendants breached their fiduciary duties in violation of ERISA by failing to prudently and loyally manage the plan's investment in IMH stock by continuing to offer IMH stock as an investment option and to make contributions in stock, provide complete and accurate information to participants, and monitor appointed plan fiduciaries and provide them with accurate information. The complaint seeks monetary payment to the plan for the losses in an amount to be proven, injunctive and other appropriate equitable relief, a constructive trust on amounts by which any defendant was unjustly enriched, an appointment of one or more independent fiduciaries, actual damages, reasonable attorney fees and expenses, taxable costs, interests on these amounts and other legal or equitable relief as may be just and proper.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters were submitted to the security holders to be voted on during the fourth quarter of 2007.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

           Our common stock is listed on the NYSE under the symbol "IMH."

           The following table summarizes the high, low and closing sales prices for our common stock for the periods indicated:

	2007			2006
	High	Low	Close	High	Low	Close
First Quarter	$9.11	$4.03	$5.00	$10.27	$7.17	$9.64
Second Quarter	6.75	4.25	4.61	11.70	8.60	11.18
Third Quarter	4.60	0.95	1.54	11.74	8.50	9.37
Fourth Quarter	1.65	0.20	0.56	9.99	8.65	8.80

           On May 14, 2008, the last reported sale price of our common stock on the NYSE was $1.27 per share. As of May 14, 2008, there were 467 holders of record, including holders who are nominees for an undetermined number of beneficial owners, of our common stock.

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

           The following table presents our common stock dividend record dates and per share dividend amounts for the quarters indicated:

Quarter Ended	Stockholder Record Date	Per Share Dividend Amount
March 31, 2006	April 7, 2006	0.25
June 30, 2006	July 7, 2006	0.25
September 30, 2006	October 6, 2006	0.25
December 31, 2006	January 16, 2007	0.25
March 31, 2007	April 9, 2007	0.10

           We did not declare any common stock dividends for the quarters ended June 30, September 30, and December 31, 2007.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

           The following selected consolidated statements of operations data for each of the years in the five-year period ended December 31, 2007 and the consolidated balance sheet data as of the year-end for each of the years in the five-year period ended December 31, 2007 were derived from the audited consolidated financial statements. Such selected financial data should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements starting on page F-1 and with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

IMPAC MORTGAGE HOLDINGS, INC.
(amounts in thousands, except per share data)

	For the year ended December 31,
	2007	2006	2005	2004	2003
Statement of Operations Data:
Net interest income:
Interest income	$1,224,821	$1,134,002	$1,096,415	$665,146	$316,591
Interest expense	1,179,015	1,196,199	964,427	388,201	186,792

Net interest income (expense)	45,806	(62,197)	131,988	276,945	129,799
Provision for loan losses	1,390,008	34,600	30,828	24,852	22,368

Net interest income (expense)after provision for loan losses	(1,344,202)	(96,797)	101,160	252,093	107,431
Non-interest income:
Writedown of REO	(103,001)	(8,539)	-	-	-
Other (expense) income	(25,725)	28,607	10,481	(111,657)	(75,093)
Realized gain from derivative instruments	111,048	203,958	22,595	(91,881)	(47,847)
Change in fair value of derivative instruments	(251,875)	(110,460)	155,695	103,724	35,012
Equity in net earnings of IFC	-	-	-	-	11,537

Total non-interest income (expense)	(269,553)	113,566	188,771	(99,814)	(76,391)
Non-interest expense:
Personnel expense	5,502	3,333	15,194	9,155	3,477
Other expense	9,770	9,278	1,444	1,751	944
General and administrative and other expense	9,824	9,707	2,928	3,186	4,155

Total non-interest expense	25,096	22,318	19,566	14,092	8,576

Net (loss) earnings from continuing operations	(1,638,851)	(5,549)	270,365	138,187	22,464
Income tax expense (benefit) from continuing operations	14,861	(13,597)	806	(18,182)	(21,717)

Net (loss) earnings from continuing operations	(1,653,712)	8,048	269,559	156,369	44,181
(Loss) earnings from discontinued operations, net of tax	(393,378)	(83,321)	699	101,268	104,798

Net (loss) earnings	$(2,047,090)	$(75,273)	$270,258	$257,637	$148,979

Net (loss) earnings per common share – Basic:
(Loss) earnings from Continuing Operations	$(21.93)	$(0.09)	$3.37	$2.34	$0.87

(Loss) earnings from Discontinuing Operations	$(5.17)	$(1.09)	$0.01	$1.51	$2.07

Net (loss) earnings per share	$(27.10)	$(1.18)	$3.38	$3.85	$2.94

Net (loss) earnings per common share – Diluted:
(Loss) earnings from Continuing Operations	$(21.93)	$(0.09)	$3.34	$2.29	$0.85

(Loss) earnings from Discontinuing Operations	$(5.17)	$(1.09)	$0.01	$1.48	$2.02

Net (loss) earnings per share	$(27.10)	$(1.18)	$3.35	$3.78	$2.88

Dividends declared per common share	$0.35	$0.95	$1.95	$2.90	$2.05

	As of December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Securitized mortgage collateral and mortgages held-for-investment, net of allowance	$16,433,764	$20,860,711	$24,586,530	$21,842,320	$8,992,475
Assets of discontinued operations	353,250	2,086,390	2,486,832	1,140,360	1,359,625
Total assets	17,391,072	23,598,955	27,720,379	23,815,767	10,577,957
Securitized mortgage borrowings	17,780,060	20,527,001	23,990,429	21,206,373	8,489,853
Liabilities of discontinued operations	405,341	1,774,256	2,276,561	982,297	1,234,171
Total liabilities	18,468,800	22,589,425	26,553,432	22,771,692	10,105,170
Total stockholders' equity (deficit)	$(1,077,728)	$1,009,530	$1,166,947	$1,044,075	$472,787

	As of and for the year ended December 31,
	2007	2006	2005	2004	2003
Operating Data:
Mortgage acquisitions and originations for the year	$4,533,715	$12,560,163	$22,310,603	$22,213,104	$9,525,121
Master servicing portfolio at year-end	21,208,745	26,356,240	28,448,507	28,404,008	13,919,694
Servicing portfolio at year-end	$427,157	$1,498,253	$2,208,433	$1,690,800	$1,402,100

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

Selected Financial Results for 2007

Continuing Operations

  •
  Net Loss of $1.7 billion for 2007 compared to net income of $8.0 million for 2006.

  •
  Estimated taxable (loss) per diluted common share was ($1.79) for 2007 as compared to actual taxable income per diluted common share of $1.05 for 2006. See the "Estimated Taxable Income available to IMH Common Stockholders" table for the calculation of estimated taxable income.

  •
  Provision for loan losses was $1.4 billion for 2007 compared to $34.6 million for 2006.

  •
  REO charge offs were $281.3 million for 2007 compared to $24.7 million for 2006.

  •
  The long-term investment operations retained approximately $3.0 billion of primarily Alt-A mortgages and $234.9 million commercial mortgages compared to $5.3 billion and $526.6 million, respectively, for 2006.

Discontinued Operations

  •
  Net Loss of $393.4 million for 2007 compared to a loss of $83.3 million for 2006.

  •
  Provision for repurchase was $34.7 million for 2007 compared to $7.4 million for 2006

  •
  Reverse repurchase agreements were $336.7 million for 2007 compared to $1.7 billion for 2006.

  •
  Mortgages held-for-sale were $279.7 million, including a fair value adjustment of $118.4 million for 2007 compared to mortgages held-for-sale of $1.6 billion, including an $18.7 million fair value adjustment at December 31, 2006.

  •
  The mortgage operations acquired or originated approximately $4.1 billion of primarily non-conforming Alt-A mortgages during 2007, as compared to $11.6 billion for 2006.

  •
  The commercial operations originated approximately $0.4 billion of commercial and multifamily loans during 2007, as compared to $1.0 billion acquired or originated by the commercial operations in 2006.

Liquidity

           The Company has taken steps to reduce operating costs, including reducing staff and lease costs, to a level at which the cash flows from the long-term mortgage portfolio and its master servicing portfolio could support the Company's ongoing operations. The Company continues to re-size the organization to a level more in line with its ongoing operations. Once the Company is able to reduce the uncertainty surrounding the remaining reverse repurchase lines in discontinued operations the Company should be able to meet its liquidity needs from cash flows generated from the long-term mortgage portfolio and its master servicing fees. The Company is currently in negotiations to convert the $318.7 million reverse repurchase line to a term note. In an effort to maintain capital, the Company did not declare a cash dividend on our common stock during the second, third or fourth quarter of 2007.

           In light of the continued and widely publicized volatility in the secondary markets, in the second half of 2007, we discontinued funding of all mortgages and currently do not have any plans to originate these types of mortgages in the future. In addition to the suspension of residential and commercial originations, the Company took steps to reduce operating expenses significantly which include staff reductions and closure of selected facilities. The Company ultimately discontinued its mortgage origination and warehouse lending operations.

           In addition, during the third quarter of 2007, the Company transferred certain net interest margin ("NIM") and subordinated bonds, originally retained from six on-balance sheet securitizations we completed in 2006 and early 2007, to a lender to satisfy certain reverse repurchase borrowings. At the time of each securitization, we borrowed against these retained securities in a reverse repurchase financing arrangement with the lender. In order to satisfy the outstanding reverse repurchase obligation, in the third quarter of 2007, we issued securities with a current face value of $137.5 million at a discount of $76.3 million for net proceeds of $61.2 million, along with various other assets to the lender in full satisfaction of the $69.2 million of borrowings.

           The sale of these retained interests for the six affected securitizations qualified these consolidated trusts for reassessment under FIN 46 because the $61.2 million sale to a third party was considered significant and, an updated analysis showed the Company was no longer the primary beneficiary of these trusts. However, since the Company did not obtain sale accounting under FAS 140 for the transfer of loans to the trusts, the Company continues to reflect the trust assets on the Company's balance sheet.

Critical Accounting Policies

           We define critical accounting policies as those that are important to the portrayal of our financial condition and results of operations and require estimates and assumptions based on our judgment of changing market conditions and the performance of our assets and liabilities at any given time. In determining which accounting policies meet this definition, we considered our policies with respect to the valuation of our assets and liabilities and estimates and assumptions used in determining those valuations. We believe the most critical accounting issues that require the most complex and difficult judgments and that are particularly susceptible to significant change to our financial condition and results of operations include the following:

  •
  allowance for loan losses;

  •
  allowance for REO losses;

  •
  lower of cost or market—LOCOM—Loans Held-for-Sale;

  •
  derivative financial instruments;

  •
  securitization of financial assets as financing versus sale;

  •
  calculation of repurchase reserve; and,

  •
  amortization of loan premiums and securitization costs;

Allowance for Loan Losses

           We provide an allowance for loan losses for mortgages held as securitized mortgage collateral, finance receivables and mortgages held-for-investment ("loans provided for"). In evaluating the adequacy of the allowance for loan losses, management takes many factors into consideration. For instance, a detailed analysis of historical loan performance data is accumulated and reviewed. This data is analyzed for loss performance and prepayment performance by product type, origination year and securitization issuance. The data is also analyzed by collection status. Our estimate of the required allowance for these loans is developed by estimating both the rate of default of the loans and the amount of loss in the event of default. The rate of default is based on analysis of migration of loans from each aging category. The loss severity is determined by estimating the net proceeds from the ultimate sale of the foreclosed property. The results of that analysis are then applied to the current mortgage portfolio and an estimate is created. We believe that pooling of mortgages with similar characteristics is an appropriate method in which to evaluate the allowance for loan losses. Management also recognizes that there are qualitative factors that must be taken into consideration when evaluating and measuring inherent loss in our loan portfolios. These items include, but are not limited to, economic indicators that may affect the borrower's ability to pay, changes in value of collateral, projected loss curves, political factors, market conditions, competitor's performance, market perception and industry statistics. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as factors change or as more information becomes available.

           Specific valuation allowances may be established for loans that are deemed impaired, if default by the borrower is deemed probable, and if the fair value of the loan or the collateral is estimated to be less than the gross carrying value of the loan. Actual losses on loans are recorded as a reduction to the allowance through charge-offs.

REO Losses

           The Company considers the net realizable value (NRV) of its REO properties in evaluating REO losses. When real estate is acquired in settlement of loans, or other real estate owned, the mortgage is written-down to a percentage of the property's appraised value or broker's price opinion or list price less estimated selling costs and including mortgage insurance expected to be received. Subsequent changes in the NRV of the real estate owned is reflected as a writedown of REO and results in additional losses. The REO losses increased as a result of increased expected loss severities from a reduction in estimated sales prices principally as home prices have deteriorated. In prior periods the Company generally realized small gains from the sale of REOs, as the Company realized an amount greater than the NRV estimate.

Lower of Cost or Market—LOCOM—Loans Held-for-Sale

           Mortgage loans held for sale are carried at the lower of amortized cost or fair value. Traditionally, we have estimated fair value by evaluating a variety of market indicators including recent trades and outstanding commitments. During the third quarter of 2007, due to the lack of activity in the secondary mortgage market, we also used the reverse repurchase line basis as an estimate of fair value. To perform the analysis we stratify the mortgage loans in our held-for-sale portfolio into loans with expected trades and those on the reverse repurchase lines. After the valuation method is determined (e.g., trade price or warehouse line basis) we apply fair value estimates to these stratifications to arrive at a valuation allowance which is applied against our carrying amount resulting in a net fair value estimate for mortgage loans held for sale. However, during the third and fourth quarters of 2007 the market for unsold loans collapsed resulting in significant write-downs to the Company's remaining unsold loans.

Derivative Financial Instruments

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

           Whether a securitization is consolidated or un-consolidated, investors in the securities issued by the securitization trust have no recourse to our non-securitized assets or to us and have no ability to require us to provide additional assets, but rather have recourse only to the assets transferred to the trust. Whereas the accounting differences are significant, the underlying economic impact to us, over time, will be the same whether the securitization is structured consolidated or un-consolidated.

           The mortgage operations recognize gains or losses on the sale of mortgages when the sales transaction settles or upon the securitization of the mortgages when the risks of ownership have passed to the purchasing party. Gains and losses may be increased or decreased by the amount of any servicing related premiums received and costs associated with the acquisition or origination of mortgages. A transfer of financial assets in which control is surrendered is accounted for as a sale to the extent that consideration other than a beneficial interest in the transferred assets is received in the exchange. The long-term investment operations structure securitized mortgage securitizations as financing arrangements and recognize no gain or loss on the transfer of mortgage assets. The securitized mortgage securitization trusts do not meet criteria within SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 140), to be qualifying special purpose entities, and further, are considered variable interest entities under FASB Interpretation No. 46R (FIN 46R) and, therefore, are consolidated by the long-term investment operations as the entities' primary beneficiary. Secutizations which do not meet the sale criteria within SFAS 140 are accounted for as secured borrowing transactions and consolidated under FIN46R to the extent the Company holds a residual interest and thus considered the primary beneficiary. Also, servicing assets and other retained interests in the transferred assets must be measured by allocating the previous carrying value between the asset sold and the interest retained, if any, based on their relative fair values at the date of transfer. To determine the value of the securities and retained interest, management uses certain analytics and data to estimate future rates of prepayments, prepayment penalties to be received, delinquencies, defaults and default loss severity and their impact on estimated cash flows.

Calculation of Repurchase Reserve

           When we have sold loans through whole loan sales we were required to make normal and customary representations and warranties about the loans to the purchaser. Our whole loan sale agreements generally required us to repurchase loans if we breach a representation or warranty given to the loan purchaser. In addition, we may be required to repurchase loans as a result of borrower fraud or if a payment default occurs on a mortgage loan shortly after its sale.

           Investors have requested the Company to repurchase loans or to indemnify them against losses on certain loans which the investors believe either do not comply with applicable representations or warranties or defaulted shortly after its purchase. Upon completion of its own investigation regarding the investor claims, the Company repurchases or provides indemnification on certain loans, as appropriate. The Company maintains a liability for expected losses on dispositions of loans expected to be repurchased or on which indemnification is expected to be provided and regularly evaluates the adequacy of this repurchase liability based on trends in repurchase and indemnification requests, actual loss experience, settlement negotiations, and other relevant factors including economic conditions.

           The Company estimates the repurchase reserve based on the estimated trailing whole loan sales that still have outstanding early payment and misrepresentation warranties. The calculation of the trailing whole loan sales subject to request is based upon historical analysis of the timing of requests in relation to their sale date. The Company also calculates the rate at which our whole loan sales will develop into early payment default or misrepresentation claims. Based on historical experience, management will determine what percentage of the claims that will incur a loss. The Company applies a historical loss rate, adjusted for current market conditions based on the type of loan (first lien or to a lesser extent second lien) to the loans we expect to incur loss on in the future to derive the repurchase reserve. The reserve includes the Company's estimate of losses in the fair value of loans the Company expects it will repurchase, plus any premiums that will be refunded to the investor. The loss in fair value is predominately determined based on current market value of non-performing loans.

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

Taxable Income

           Estimated taxable loss available to common stockholders was $136.0 million, or $1.79 per diluted common share, for 2007 as compared to taxable income of $79.5 million, or $1.05 for 2006 and $142.9 million, or $1.87 for 2005. To maintain our REIT status, we are required to distribute a minimum of 90 percent of our annual taxable income to our stockholders. Because we pay dividends based on taxable income, dividends may be more or less than net earnings (loss). As such, we believe that the disclosure of estimated taxable income available to common stockholders, which is a non-generally accepted accounting principle, or "GAAP," financial measurement, is useful information for our investors.

           We paid total cash dividends of $0.35 per common share early in 2007, $0.95 during 2006 and $1.95 during 2005, which, when combined with available tax loss carry-forwards met taxable income distribution requirements for each year. Distributions to stockholders will generally be taxable as ordinary or qualified dividends, although such distributions may be designated as capital gains or a tax-free return of capital. IMH annually furnishes to each of its stockholders a statement setting forth the tax characteristics of the dividends. The 2007 dividend distribution characteristics are 100 percent return of capital.

           Upon the filing of our 2006 tax return, the REIT had a federal net operating tax loss carry-forward of $16.4 million, which expires in the year 2020 and which may or may not be used to offset taxable income in subsequent years. We expect to file our 2007 federal and state tax returns in September 2008 at which time changes to federal net operating loss carry-forwards, if any, will be determined.

Year-ended 2007 vs. Year-ended 2006

Estimated Taxable Income available to IMH Common Stockholders

           Because dividend payments are based on estimated taxable income, dividends may be more or less than net earnings. As such, we believe that the disclosure of estimated taxable income available to common stockholders, which is a non-generally accepted accounting principle, or "non-GAAP," financial measurement, is useful information for our investors. Based on current tax estimates, all of the 2007 dividends may be a return of capital. Additionally, losses recorded for GAAP, generally are reflected as losses in taxable income in subsequent periods.

           The following table presents a reconciliation of net (loss) earnings (GAAP) to estimated taxable income available to common stockholders for the periods indicated (in thousands, except per share amounts):

	For the year ended December 31,
	2007 (1)	2006	2005
Net (loss) earnings	$(2,047,090)	$(75,273)	$270,258
Adjustments to net (loss) earnings: (2)
Loan loss provisions (3)	1,467,074	43,054	30,563
Tax deduction for actual loan losses (3)	(280,195)	(27,157)	(16,004)
GAAP earnings on REMICs (4)	(51,198)	(16,822)	-
Taxable income on REMICs (5)	224,879	34,297	-
Change in fair value of derivatives (6)	251,875	114,490	(155,695)
Dividends on preferred stock	(14,886)	(14,698)	(14,530)
Net loss (earnings) of taxable REIT subsidiaries (7)	310,542	25,994	(14,968)
Dividend from taxable REIT subsidiaries (8)	-	7,400	32,850
Elimination of inter-company loan sales transactions (9)	(27,437)	(11,913)	10,429
Non deductible capital loss on security available-for-sale (10)	29,022	-	-
Miscellaneous adjustments	1,434	166	-

Estimated taxable income (loss) available to common stockholders' (11)	$(135,980)	$79,538	$142,903

Estimated taxable income (loss) per diluted common share (11)	$(1.79)	$1.05	$1.87

Diluted weighted average common shares outstanding	76,096	76,106	76,277

(1)
Estimated taxable income (loss) includes estimates of book to tax adjustments and can differ from actual taxable income as calculated when we file our annual corporate tax return. Since estimated taxable income (loss) is a non-GAAP financial measurement, the reconciliation of estimated taxable income (loss) available to common stockholders to net earnings (loss) is intended to meet the requirements of Regulation G as promulgated by the SEC for the presentation of non-GAAP financial measurements. To maintain our REIT status, we are required to distribute a minimum of 90% of our annual taxable income to our stockholders.
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
(11)
Excludes the deduction for common stock dividends paid and the availability of a deduction attributable to net operating loss carry-forwards. As of December 31, 2007, the Company had estimated federal net operating loss carry-forwards of $152.4 million that expire in the year 2020.

           Estimated taxable income available to common shareholders decreased $215.5 million for the year-ended 2007 as compared to decreases of $63.4 million for 2006. The decline in estimated taxable income was mainly attributable to:

  •
  an increase in loan losses of $253.0 million, as a result of an increase in REO additions, coupled with an increase in loss severities, due to the glut of real estate for sale in the marketplace;

  •
  the warehouse operations recognized a $60.0 million loss as a result of satisfying the mortgage operations obligations with the underlying collateral. The $60.0 million loss is the difference between the fair value of the mortgage loans transferred from the taxable reit subsidiary (mortgage operations) and the carrying value of the finance receivable recorded by the warehouse lending operations; also,

  •
  the REIT realized losses on the disposition of loans totaling $29.3 million, due to certain margin calls which were satisfied with the underlying collateral, resulting in a loss derived as the difference between the collateral basis and the obligations satisfied; offsetting these decreases was,

  •
  a $190.6 million increase in taxable income from the retained interests in the REMIC securitizations, which was attributable to higher cash receipts from REMICs as the Company added three REMIC securitizations in the fourth quarter of 2006 and three in the first half of 2007. Taxable income from securitizations, treated as a sale for tax purposes, are generally higher in the first 12 months following the securitization as there are few realized tax losses, until foreclosures are liquidated; additionally,

  •
  Collateralized mortgage obligations (CMOs) generated $95.4 million in additional net interest income primarily due to slower prepayment speeds which reduced the net amortization costs by $118.5 million. However, these slower prepayments also reduced prepayment penalty fees received by $31.3 million. The additional net interest income exclusive of the effects of prepayments, increased as a result of rising coupons, coupled with falling borrowing costs, and a lower hedge ratio, defined as the principle hedged divided by the underlying bond principle.

Financial Condition and Results of Operations

Financial Condition

As of December 31, 2007 compared to December 31, 2006 and December 31, 2005

	As of December 31,
			Increase (Decrease)	% Change
	2007	2006
Securitized mortgage collateral	$17,619,344	$20,936,515	$(3,317,171)	(16)%
Allowance for loan losses	(1,186,396)	(77,684)	(1,108,712)	(1,427)
Assets of discontinued operations	353,250	2,086,390	(1,733,140)	(83)
Derivative assets	7,497	142,793	(135,296)	(95)
Real estate owned (REO)	405,434	137,331	268,103	195
Other assets	191,943	373,610	(181,667)	(49)

Total assets	$17,391,072	$23,598,955	$(6,207,883)	(26)%

Securitized mortgage borrowings	$17,780,060	$20,527,001	$(2,746,941)	(13)%
Reverse repurchase agreements	-	164,004	(164,004)	(100)
Liabilities of discontinued operations	405,341	1,774,256	(1,368,915)	(77)
Other liabilities	283,399	124,164	159,235	128

Total liabilities	18,468,800	22,589,425	(4,120,625)	(18)
Total stockholders' equity (deficit)	(1,077,728)	1,009,530	(2,087,258)	(207)

Total liabilities and stockholders' equity	$17,391,072	$23,598,955	$(6,207,883)	(26)%

           Total assets were $17.4 billion as of December 31, 2007 as compared to $23.6 billion as of prior year-end, as the long-term investment operations retained $3.0 billion of primarily Alt-A mortgages and $234.9 million of commercial mortgages, substantially offset by approximately $5.3 billion in prepayments. The prepayments, offset by retentions, decreased the long-term mortgage portfolio to $17.6 billion as of December 31, 2007 as compared to $20.9 billion as of prior year-end. The acquisition and origination of mortgages were primarily financed through the issuance of $3.9 billion of securitized mortgage borrowings.

	As of December 31,
			Increase (Decrease)	% Change
	2006	2005
Securitized mortgage collateral	$20,936,515	$24,494,290	$(3,557,775)	(15)%
Allowance for loan losses	(77,684)	(67,831)	(9,853)	(15)
Assets of discontinued operations	2,086,390	2,490,451	(404,061)	(16)
Derivative assets	142,793	250,368	(107,575)	100
Real estate owned (REO)	137,331	46,092	91,239	100
Other assets	373,610	507,009	(133,399)	(26)

Total assets	$23,598,955	$27,720,379	$(4,121,424)	(15)%

Securitized mortgage borrowings	$20,527,001	$23,990,429	$(3,463,428)	(14)%
Reverse repurchase agreements	164,004	29,960	134,044	447
Liabilities of discontinued operations	1,774,256	2,431,404	(657,148)	(27)
Other liabilities	124,164	101,639	22,525	22

Total liabilities	22,589,425	26,553,432	(3,964,007)	(15)
Total stockholders' equity	1,009,530	1,166,947	(157,417)	(13)

Total liabilities and stockholders' equity	$23,598,955	$27,720,379	$(4,121,424)	(15)%

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

           The following table presents selected financial data for the periods indicated (dollars in thousands, except per share data):

	As of and for the year ended December 31,
	2007	2006	2005
Book value per share	$(16.28)	$11.15	$13.24
Allowance for loan losses as a percentage of loans provided for	6.73%	0.43%	0.31%
Prior 12-month (CPR) – Residential	25%	38%	37%
Prior 12-month (CPR) – Commercial	9%	8%	9%
Total non-performing assets	$2,543,775	$1,006,463	$497,412
Total non-performing assets to total assets	14.63%	4.26%	1.79%

           We believe that in order for us to generate net interest spread from the portfolio we must successfully manage the following primary operational and market risks:

  •
  liquidity risk;

  •
  credit risk;

  •
  interest rate risk; and

  •
  prepayment risk.

           Liquidity Risk.    Refer to "Liquidity and Capital Resources."

           Credit Risk.    We manage credit risk by adequately providing for loan losses and actively managing delinquencies and defaults through the sub-servicers. During the second half of 2007 we did not retain any Alt-A mortgages in our long term mortgage portfolio. Our securitized mortgage borrowings consist of Alt-A mortgages which are generally within typical Fannie Mae and Freddie Mac guidelines but that have loan characteristics including higher loan balances, higher loan-to-value ratios or lower documentation requirements that may make them non-conforming under those guidelines.

           As of December 31, 2007, the original weighted average credit score of mortgages held as residential and commercial securitized mortgage collateral was 699 and 732 an original weighted average LTV ratio of 73 and 66 percent and an original CLTV of 84 percent and 66 percent, respectively. For additional information regarding the long-term mortgage portfolio refer to "Note E—Securitized Mortgage Collateral" in the accompanying notes to the consolidated financial statements.

           Based upon current market conditions and economic factors, we believe that we have adequately provided for loan losses, however, if market conditions continue to deteriorate in excess of our expectations, the Company may need to record an increase to the allowance for loan losses. The allowance for loan losses increased to $1.2 billion as of December 31, 2007 as compared to $77.7 million as of December 31, 2006. The increase in the provision reflects higher estimated losses stemming from higher delinquencies combined with higher defaults, increased severities, deterioration in the prevailing real estate market and current economic conditions and the seasoning of the long term investment operations investment loan portfolio.

           We monitor our sub-servicers to attempt to ensure that they perform loss mitigation, foreclosure and collection functions according to their servicing practices and each trust's pooling and servicing agreement. We have met with the management of our sub-servicers to assess our borrowers current ability to pay their mortgages and to make arrangements with selected delinquent borrowers which will result in the best interest of the borrower and the Company, in an effort to minimize the number of mortgages which become seriously delinquent. When resolving delinquent mortgages, sub-servicers are required to take timely and aggressive action. The sub-servicer is required to determine payment collection under various circumstances, which will result in the maximum financial benefit. This is accomplished by either working with the borrower to bring the mortgage current or by foreclosing and liquidating the property. We perform an ongoing review of mortgages that display weaknesses and believe that we maintain an adequate loan loss allowance on our mortgages. When a borrower fails to make required payments on a mortgage and does not cure the delinquency within 60 days, we generally record a notice of default and commence foreclosure proceedings, or arrange alternative terms of forbearance. If the mortgage is not reinstated within the time permitted by law for reinstatement, the property may then be sold at a foreclosure sale. At foreclosure sales, we generally acquire title to the property.

           We believe the Mortgage Bankers Association (MBA) method is most consistent with the SEC proposal of defining delinquency as a contractually required payment being 30 days or more past due, compared to the Office of Thrift Supervision (OTS) method, which lags the MBA method by 30 days. It is our view that the MBA methodology provides a more accurate reading on delinquency. The OTS methodology typically lags the MBA approach in reporting delinquencies by an additional 30 days. We measure delinquencies from the date of the last payment due date in which a payment was received, compared to the OTS method which starts counting the days on the date the payment was not made. Delinquencies under the OTS method including loans 60 days late or greater, foreclosures and delinquent bankruptcies, were $2,176.2 million or 11.9 percent, compared to $2,667.6 million or 14.6 percent for the MBA method as of December 31, 2007.

           The Company fully changed to the MBA method, from the OTS method, early in 2007 which was reported in the 2007 first quarter 10-Q. At that time, we determined that the amounts previously reported as delinquencies inadvertently included real estate owned. Both of these changes resulted in delinquencies rising from $733.4 million to $770.5 million and non-performing loans rising from $479.7 million to $497.4 million for 2005 in the tables below, along with the 2006 changes previously reported.

           The following table summarizes non-performing loans that we own, including securitized mortgage collateral, mortgages held for long-term investment and mortgages held-for-sale for continuing and discontinued operations combined, that were 60 or more days delinquent for the periods indicated (in thousands):

	As of December 31,
	2007		2006		2005
Loans held-for-sale (1)
60 - 89 days delinquent	$45,121	0.2%	$11,696	0.1%	$36,161	0.2%
90 or more days delinquent	51,294	0.3%	34,598	0.2%	21,731	0.1%
Foreclosures (2)	23,936	0.1%	13,267	0.1%	2,573	0.0%
Delinquent bankruptcies (3)	-	0.0%	-	0.0%	-	0.0%

Total 60+ days delinquent loans held-for-sale	120,351	0.7%	59,561	0.3%	60,465	0.3%

Long-term mortgage portfolio
60 - 89 days delinquent	$490,946	2.7%	$372,649	1.7%	$283,250	1.2%
90 or more days delinquent	773,816	4.2%	275,089	1.3%	158,985	0.7%
Foreclosures (2)	1,093,385	6.0%	403,489	1.9%	162,877	0.7%
Delinquent bankruptcies (3)	189,106	1.0%	118,482	0.5%	104,895	0.4%

Total 60+ days delinquent long term mortgage portfolio	2,547,253	14.0%	1,169,709	5.4%	710,007	3.0%

Total 60 or more days delinquent	$2,667,604	14.6%	$1,229,270	5.6%	$770,472	3.3%

Total mortgages owned	18,252,197	100%	21,783,549	100%	23,525,415	100%

(1)
Loans held-for-sale are included as discontinued operations on the consolidated statements of operations.
(2)
Represents properties in the process of foreclosure.
(3)
Represents bankruptcies that are 30 days of more delinquent.

           Non-performing assets consist of mortgages that are 90 days or more delinquent, including loans in foreclosure and delinquent bankruptcies. It is our policy to place a mortgage on non-accrual status when it becomes 90 days delinquent and to reverse from revenue any accrued interest, except for interest income on securitized mortgage collateral whereby the scheduled payment is received from the servicer whether or not the borrower makes the payment. As of December 31, 2007, non-performing assets as a percentage of total assets were 14.63 percent compared to 4.26 percent as of December 31, 2006.

           The following table summarizes securitized mortgage collateral, mortgages held for long-term investment, mortgages held-for-sale and real estate owned, that were non-performing for continuing and discontinued operations combined for the periods indicated (in thousands):

	As of December 31,
	2007		2006		2005
90 or more days delinquent, foreclosures and delinquent bankruptcies	$2,131,537	84%	$844,925	84%	$451,061	91%
Real estate owned	412,238	16%	161,538	16%	46,351	9%

Total non-performing assets	$2,543,775	100%	$1,006,463	100%	$497,412	100%

           Real estate owned, which consists of residential real estate acquired in satisfaction of loans, is carried at the lower of cost or net realizable value less estimated selling costs. Adjustments to the loan carrying value required at the time of foreclosure are charged against the allowance for loan losses. Losses or gains from the ultimate disposition of real estate owned are recorded as (gain) loss on sale of other real estate owned in the consolidated statement of operations. Subsequent adjustments to the carrying value after foreclosure are recorded as adjustments to the valuation allowance against the REO balance. At December 31, 2007, the total impairment against REO was $74.6 million, as compared to $8.5 million at December 31, 2006. Real estate owned at December 31, 2007 was $412.2 million, or 155 percent, higher than at December 31, 2006 as a result of an increase in foreclosures from higher delinquencies and deterioration in the prevailing real estate market and, in part, due to borrowers' inability to obtain replacement financing in conjunction with rising borrowing costs due to resets, reduced housing demand in the marketplace and lower housing prices.

           We have realized a loss on disposition of real estate owned in the amount $4.0 million for 2007 as compared to a loss of $5.1 million for 2006. The decrease in losses on the disposition of REO is reflective of the Company's determination of net realizeable value of the real estate owned compared to the actual net realizeable value realized at disposition. Subsequent to the first quarter of 2007 the Company realized net gains on disposition as management continued to revise valuations of the REO via the REO NRV writedown to keep pace with the level at which home prices have deteriorated.

           The following tables and discussion present the REO and REO NRV writedowns for the continuing operations.

           The following table presents a rollforward of the real estate owned (in thousands):

	At December 31,
	2007	2006
Beginning balance	$137,331	$46,092
Foreclosures	559,561	181,120
Liquidations	(219,211)	(82,553)

	477,681	144,659
REO NRV writedown	(72,247)	(7,328)

REO	$405,434	$137,331

           The original CLTV of the loans converted to REO was 96 percent as of December 31, 2007. Predominantly all of the REO's are held by the securitized trusts.

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

           The allowance for loan losses for the periods indicated consisted of the following:

	For the year ended December 31,
	2007	2006	2005
Beginning balance	$77,684	$67,831	$53,272
Provision for loan losses	1,390,008	34,600	30,828
Charge-offs, net of recoveries	(281,296)	(24,747)	(16,269)

Total allowance for loan losses	$1,186,396	$77,684	$67,831

           Management also recognizes that there are qualitative factors that must be taken into consideration when evaluating and measuring inherent loss in our loan portfolios. These items include, but are not limited to, economic indicators that may affect the borrower's ability to pay, changes in value of collateral, projected loss curves, political factors, market conditions, competitor's performance, market perception, historical losses, and industry statistics. The Company provides loan losses in accordance with its policies that include an analysis of the loan portfolio to determine estimated loan losses in the next 12 to 18 months. The determination of the level of the allowance for loan losses and, correspondingly, the provision for loan losses, is based on delinquency trends and prior loan loss experience and management's judgment and assumptions regarding various matters, including general economic conditions and loan portfolio composition. Management continually evaluates these assumptions and various relevant factors impacting credit quality and inherent losses. While our delinquency rates have increased, we believe, based on current market conditions, our total allowance for loan losses is adequate to absorb losses inherent in our mortgage portfolio as of December 31, 2007.

           Interest Rate Risk.    Refer to Item 7A. "Quantitative and Qualitative Disclosures About Market Risk."

           Prepayment Risk.    The Company uses prepayment penalties as a method of partially mitigating prepayment risk. Mortgage industry evidence suggests that changes in home appreciation rates and lower payment option mortgage products over the last three years had been a significant factor affecting borrowers refinancing decisions. As mortgage rates increase and housing prices decline, borrowers will find it more difficult to refinance to obtain cheaper financing. If borrowers are unable to pay their mortgage payments at the adjusted rate, delinquencies may increase. The three-month average prepayment rate ("CPR") decreased to 17 percent at December 31, 2007 from 36 percent as of December 31, 2006. This reduction in prepayment rates has resulted in an increase in the amortization period for premiums paid to acquire loans, reducing amortization expense, which has increased interest income, as described under "Estimated Taxable Income."

           As of December 31, 2007, the twelve-month CPR of mortgages held as securitized mortgage collateral was 24 percent as compared to a 38 percent twelve-month average CPR as of December 31, 2006. Prepayment penalties are charged to borrowers for mortgages that are paid early and recorded as interest income. Income from prepayment penalties helps offset amortization of loan premiums and securitization costs. Due to the prepayment of mortgages during 2007 prepayment penalties were received from borrowers and were recorded as interest income and increased the yield on average mortgage assets by 8 basis points as compared to 19 basis points in 2006.

Results of Operations

Condensed Statements of Operations Data
(in thousands, except per share data)

	For the Year Ended December 31,
	2007	2006	Increase (Decrease)	% Change
Interest income	$1,224,821	$1,134,002	$90,819	8%
Interest expense	1,179,015	1,196,199	(17,184)	(1)

Net interest income (expense)	45,806	(62,197)	108,003	174
Provision for loan losses	1,390,008	34,600	1,355,408	3,917

Net interest income (expense) after provision for loan losses	(1,344,202)	(96,797)	(1,247,405)	(1,289)
Total non-interest income	(269,553)	113,566	(383,119)	(337)
Total non-interest expense	25,096	22,318	2,778	12
Income tax expense (benefit)	14,861	(13,597)	28,458	209

Net (loss) earnings from continuing operations	(1,653,712)	8,048	1,661,760	20,648
Loss from discontinued operations, net	(393,378)	(83,321)	(310,057)	(372)

Net loss	$(2,047,090)	$(75,273)	$1,971,817	2,620%

Net loss per share – diluted	$(27.10)	$(1.18)	$(25.91)	(2,192)%

Dividends declared per common share	$0.35	$0.95	$(0.60)	(63)%

Condensed Statements of Operations Data
(in thousands, except per share data)

	For the Year Ended December 31,
	2006	2005	Increase (Decrease)	% Change
Interest income	$1,134,002	$1,096,415	$37,587	3%
Interest expense	1,196,199	964,427	231,772	24

Net interest income (expense)	(62,197)	131,988	(194,185)	(147)
Provision for loan losses	34,600	30,828	3,772	12

Net interest income (expense) after provision for loan losses	(96,797)	101,160	(197,957)	(196)
Total non-interest income	113,566	188,771	(75,205)	(40)
Total non-interest expense	22,318	19,566	2,752	14
Income tax (benefit) expense	(13,597)	806	(14,403)	(1,787)

Net earnings from continuing operations	8,048	269,559	261,511	97
(Loss) earnings from discontinued operations, net	(83,321)	699	(84,020)	(12,020)

Net (loss) earnings	$(75,273)	$270,258	$345,531	128%

Net (loss) earnings per share – diluted	$(1.18)	$3.35	$(4.53)	(135)%

Dividends declared per common share	$0.95	$1.95	$(1.00)	(51)%

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

           The following table summarizes average balance, interest and weighted average yield on mortgage assets and borrowings on mortgage assets for the periods indicated (dollars in thousands):

	For the year ended December 31,
	2007			2006			2005
	Average Balance	Interest	Yield	Average Balance	Interest	Yield	Average Balance	Interest	Yield
MORTGAGE ASSETS
Subordinated securities collateralized by mortgages	$22,628	$5,847	25.84%	$29,918	$4,263	14.25%	$39,054	$1,656	4.24%
Securitized mortgage collateral (1)	19,952,267	1,223,459	6.13%	21,311,592	1,121,481	5.27%	23,132,083	1,061,712	4.59%
Mortgages held-for-investment and held-for-sale (8)	1,109,030	74,942	6.76%	1,878,675	121,266	6.45%	2,587,614	163,087	6.30%
Finance receivables	191,766	8,745	4.56%	275,571	20,960	7.61%	352,833	20,332	5.76%

Total mortgage assets\ interest income	$21,275,691	$1,312,993	6.17%	$23,495,756	$1,267,970	5.40%	$26,111,584	$1,246,787	4.77%

BORROWINGS
Securitized mortgage borrowings	$19,682,250	$1,166,666	5.93%	$20,848,143	$1,183,150	5.68%	$22,721,309	$919,732	4.05%
Reverse repurchase agreements	1,326,013	80,388	6.06%	2,010,931	118,958	5.92%	2,730,805	121,755	4.46%

Total borrowings on mortgage assets\ interest expense	$21,008,263	$1,247,054	5.94%	$22,859,074	$1,302,108	5.70%	$25,452,114	$1,041,487	4.09%

Net Interest Spread (2)			0.24%			(-0.30)%			0.68%
Net Interest Margin (3)			0.31%			(-0.15)%			0.79%
Net interest (expense) income on mortgage assets		$65,939	0.31%		$(34,138)	(-0.15)%		$205,300	0.79%
Less: accretion of loan discounts (4)		(52,184)	(-0.25)%		(64,414)	(-0.27)%		(77,051)	(-0.30)%
Adjusted by net cash receipts on derivatives (5)		112,229	0.53%		204,435	0.87%		22,595	0.09%

Adjusted Net Interest Margin (6)		$125,984	0.61%		$105,883	0.45%		$150,844	0.58%

Effect of amortization of loan premiums and securitization costs (7)		$147,098	(-0.69)%		$232,045	(-0.99)%		$295,476	(-1.13)%

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
(8)
The held-for-sale balance excludes the lower of cost or market (LOCOM) writedown on the loans for 2007, as it provided an unmeaningful result for 2007. The LOCOM adjustment at December 31, 2007 was $118.4 million or 30% of the loans held-for-sale balance, compared to $18.7 million or 1% at December 31, 2006.
Note:
The yields presented above represent the yields of continuing and discontinued operations combined.

For the Year-ended December 31, 2007 compared to the Year-ended December 31, 2006

           Increases in net interest income were primarily due to an improvement in net interest margins on mortgage assets as a result of the following:

  •
  the Company's loans have adjusted upward due to resets and the layering of additional mortgage loans at higher rates,

  •
  the Company increased the amortization period in which loan premiums paid for loans that are retained are amortized to interest income, and the period securitization costs are amortized to interest expense, due to lower prepayment rates; and

  •
  the yield on borrowing costs have remained relatively flat from 2006 through December 2007.

           Net interest income for 2007 increased $108.0 million (174 percent) as compared to 2006. The increase was primarily due to net interest margins on mortgage assets increasing by 46 basis points to 0.31 percent for 2007 as compared to (0.15 percent) for 2006. The increase in adjusted net interest margins on mortgage assets was primarily due to a positive variance of 77 basis points in yield on mortgage assets, as coupons have adjusted, and a decrease of 30 basis points in amortization of premiums and securitization costs, partially offset by an unfavorable variance of 22 basis points in borrowing costs and a 34 basis point decrease from realized gains on derivative assets.

           As a result of the illiquidity in the mortgage market and borrowers' inability to obtain cheaper financing we are seeing a corresponding decline in mortgage prepayment speeds which we observed in our portfolio during 2007. Additionally, as home prices have declined in most areas, therefore increasing the effective loan to value ratios, borrowers' even those with higher credit scores are facing limited loan refinancing options. Our securitized mortgage collateral reflects reduced prepayments with the three-month CPR rate declining to 17 percent as of December 31, 2007 from 36 percent as of December 31, 2006.

           Amortization of loan premiums and securitization expenses decreased by 30 basis points to 0.69 percent of average mortgage assets during 2007 as compared to 0.99 percent of average mortgage assets during 2006. The decrease in amortization of premiums and securitization expenses was the result of a decrease in actual prepayments, and a decrease in expected prepayments, which has increased the number of months in which the Company amortizes the premiums, therefore increasing interest income.

           A substantial portion of our long-term mortgage investment portfolio consists of mortgages with prepayment penalty features that are primarily designed to help minimize the rate of early mortgage prepayments. However, if borrowers do prepay, a prepayment penalty is charged which helps partially offset additional amortization of loan premiums and securitization costs related to the prepaid mortgages. During 2007, prepayment penalties received from borrowers were recorded as interest income and decreased 11 basis points to 8 basis points of mortgage assets as compared to 19 basis points of mortgage assets in 2006.

           Adjusted net interest margins on mortgage assets, which is a non-GAAP financial measurement as indicated in the yield table above, increased by 16 basis points as compared to an increase of 48 basis points on net interest margin on mortgage assets in the prior year. Adjusted net interest margin on mortgage assets did not increase as much as net interest margin on mortgage assets primarily due to a 34 basis point decrease in realized gains from derivative instruments.

           Adjusted net interest margins were also affected during 2007 by our interest rate risk management policies which include the employment of balance guarantees that limit our derivatives to no more than 100% coverage of the principal amount outstanding on certain securitized mortgage borrowings at any given time. Our interest rate risk management policies are formulated with the intent to offset the potential adverse effects of changing interest rates primarily associated with cash flows on adjustable rate securitized mortgage borrowings. By design, our current interest rate risk management program typically provides 20% to 25% coverage of the outstanding principal balance of our six month LIBOR ARMs and 80% to no more than 98% coverage of the outstanding principal balance of intermediate, or hybrid, ARMs at the point in time that we securitize the mortgages. During the fourth quarter of 2007, as a result of declining interest rates and rising derivative liabilities, the Company closed substantially all open hedge positions that were not included in the bankruptcy remote securitized borrowings collateral trusts, which included all hedge positions on its loans held-for-sale.

           Income Taxes.    For GAAP purposes, the Company records a deferred charge to eliminate the expense recognition of income taxes paid on inter-company profits that result from the sale of mortgages from IFC and ICCC to the long term investment operations. Included in the income tax expense is the amortization of the deferred charge. A deferred charge was recorded to eliminate the income tax effect resulting from gains on inter-company mortgage sales from the mortgage and commercial operations (taxable REIT subsidiaries) to the REIT. The deferred charge is amortized to expense over the expected life of the mortgages. Amortization of deferred charge was $14.9 million during 2007 as compared to $20.6 million during 2006. The year-over-year decrease in the amortization of the deferred charge was the result of a lower average balance of deferred charge in 2007 as compared 2006 as a result of $2.6 billion (45 percent) decrease in retention of mortgages by the long-term investment operations from the mortgage and commercial operations in 2007.

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

Non-Interest Income

For the Year-ended December 31, 2007 compared to the Year-ended December 31, 2006

Changes in Non-Interest Income
(dollars in thousands)

	For the Year Ended December 31,
	2007	2006	Increase (Decrease)	% Change
Change in fair value of derivative instruments	$(251,875)	$(110,460)	$(141,415)	(128)%
Realized gain from derivative instruments	111,048	203,958	(92,910)	(46)
Writedown of REO	(103,001)	(8,539)	(94,462)	(1,106)
(Loss) gain on sale of real estate owned	(2,864)	(1,120)	(1,744)	(156)
Amortization of mortgage servicing rights	(770)	(1,428)	658	46
Loss on sale of loans	(29,019)	(1,533)	(27,486)	(1,793)
Other (expense) income	6,928	32,688	(25,760)	(79)

Total non-interest income	$(269,553)	$113,566	$(383,119)	(337)%

           Change in Fair Value of Derivative Instruments.    The change in fair value of derivative instruments decreased by $141.4 million (128 percent) during 2007 as compared to 2006. The amount of market valuation adjustment is primarily the result of actual cash receipts on derivative instruments, and changes in the expectation of future interest rates. We primarily enter into derivative contracts to offset a portion of the changes in cash flows associated with securitized mortgage borrowings, as the Federal Open Market Committee has reduced the federal funds rate by 100 basis points in 2007. We record a market valuation adjustment for these derivatives as current period expense or income. Changes in fair value of derivatives at IMH are included in GAAP net earnings and excluded for purposes of calculating estimated taxable income.

           Realized Gain from Derivative Instruments.    Realized gains from derivatives decreased by $92.9 million (46 percent) during 2007 as compared to 2006, or 53 basis points of total average mortgage assets during 2007 as compared to 87 basis points of total average mortgage assets during 2006. The decrease in realized gains is primarily due to a decrease in the notional balance of the trusts. Realized gains from derivatives are recorded as current period expense or revenue on our consolidated financial statements and are included in the calculation of taxable income. Realized gains exclude the mark to market gains or losses that are realized for tax purposes at the taxable REIT subsidiaries when the loans held-for-sale are deposited into the securitization trust, and the related derivatives are deposited into a swap trust. These gains are not realized for GAAP purposes, as the deposit of the derivatives into the swap trust are considered an inter-company transfer, as the REIT consolidates the swap trust. For GAAP purpose, these gains and losses are included in change in fair value of derivative instruments.

           Loss on Sale of Loans.    The Company recorded a loss on the sale of loans of $29.0 million in 2007 primarily as a result of a $24.4 million loss on the sale of all of the remaining financial interest in one of the Company's securitizations that the Company sold to a lender in settlement of all obligations owed on that security.

           Provision for REO loss.    During 2007, the Company recorded a provision for REO losses in the amount of $103.0 million as a result of changes in the net realizable value of the real estate owned subsequent to the foreclosure date, due to increases in severities on REO liquidations as a result of an increase in homes for sale in the marketplace, a reduction in demand due to declining prices (as home buyers postpone home purchases, thereby exacerbating home price declines), and a reduced ability for borrowers to obtain financing.

           Other income and expense.    Other income decreased primarily due to a $14.2 million decrease in servicing income as a result of rising delinquencies and additional subservicing costs.

For the Year-ended December 31, 2006 compared to the Year-ended December 31, 2005

Changes in Non-Interest Income
(dollars in thousands)

	For the Year Ended December 31,
	2006	2005	Increase (Decrease)	% Change
Change in fair value of derivative instruments	$(110,460)	$155,695	$(266,155)	(171)%
Realized gain from derivative instruments	203,958	22,595	181,363	803
Writedown of REO	(8,539)	-	(8,539)	(100)
(Loss) gain on sale of real estate owned	(1,120)	2,025	(3,145)	(155)
Amortization of mortgage servicing rights	(1,428)	(2,002)	(574)	(29)
Loss on sale of loans	(1,533)	-	(1,533)	(100)
Other (expense) income	32,688	10,458	22,230	213

Total non-interest income	$113,566	$188,771	$(75,205)	(40)%

           Realized Gain from Derivative Instruments.    Realized gains from derivative instruments increased by $181.4 million (803 percent) during 2006 as compared to 2005. The increase in realized gains from derivatives is due to the 94 basis point increase in the one-month LIBOR from the end of 2005, which has caused the floating rate payments received on swaps to increase above the fixed payments made. Realized gains from derivative instruments are recorded as current period expense or income on our consolidated financial statements and are included in the calculation of taxable income. Realized gains exclude the mark to market gains that are realized for tax purposes at the taxable REIT subsidiaries when the loans held-for-sale are deposited into the securitization trust, and the related derivatives are deposited into a swap trust. These gains are not realized for GAAP purposes, as the deposit of the derivatives into the swap trust are considered an inter-company transfer, as the REIT consolidates the swap trust. For GAAP purpose, these gains and losses are included in change in fair value of derivative instruments.

           Change in Fair Value of Derivative Instruments.    Change in fair value of derivative instruments decreased to a loss of $110.5 million during 2006 as compared to gains of $155.7 million during 2005. The decrease in market valuation was the result of the net cash payments received on the derivatives, which are recorded as realized gains. We primarily enter into derivative contracts to offset changes in cash flows associated with securitized mortgage liabilities. In our consolidated financial statements, we record a market valuation adjustment for these derivatives, as well as other derivatives used by the mortgage and commercial operations to hedge our loan pipeline and mortgage loans held-for-sale, as current period expense or revenue. Changes in the fair value of derivatives at IMH are not included as an addition or deduction for purposes of calculating estimated taxable income.

Non-Interest Expense

For the Year-ended December 31, 2007 compared to the Year-ended December 31, 2006

Changes in Non-Interest Expense
(dollars in thousands)

	For the Year Ended December 31,
	2007	2006	Increase (Decrease)	% Change
General and administrative and other expense	$9,824	$9,707	$117	1%
Personnel expense	5,502	3,333	2,169	65
Data processing expense	4,819	5,055	(236)	(5)
Occupancy expense	3,242	2,193	1,049	48
Equipment expense	1,709	2,030	(321)	(16)

Total non-interest expense	$25,096	$22,318	$2,778	12%

           Total non-interest expenses increased $2.8 million (12 percent) in 2007 as personnel expenses have increased $2.2 million (65 percent) and occupancy expenses have increased $1.0 million (48 percent) during 2007 as compared to 2006. The increase in personnel expense is primarily the result of severance costs recorded as a result of headcount reductions undertaken by the Company. Occupancy expense increased $1.0 million from the prior year, as the continuing operations recorded restructuring charge for certain leases that were ceased to be used.

For the Year-ended December 31, 2006 compared to the Year-ended December 31, 2005

Changes in Non-Interest Expense
(dollars in thousands)

	For the Year Ended December 31,
	2006	2005	Increase (Decrease)	% Change
General and administrative and other expense	$9,707	$2,928	$6,779	232%
Data processing expense	5,055	451	4,604	1021
Personnel expense	3,333	15,194	(11,861)	(78)
Occupancy expense	2,193	435	1,758	404
Equipment expense	2,030	558	1,472	264

Total non-interest expense	$22,318	$19,566	$2,752	14%

           Total non-interest expense decreased by $2.8 million (14 percent), as the Company reduced headcount to offset decreases in loan production. Total acquisitions and originations declined to $12.6 billion for 2006 as compared to $22.3 billion in 2005. In addition, a decrease in staffing caused a decrease of $11.9 million (78 percent), in general and administrative and other expenses. Also during 2005 the Company originated commercial loans from the continuing operations, which utilized more personnel.

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

Results of Operations by Business Segment

           We operate one core business:

  •
  the Long-Term Investment Operations;

           and have discontinued four operations:

  •
  the Mortgage Operations;

  •
  the Retail Operations;

  •
  the Commercial Operations; and

  •
  the Warehouse Lending Operations.

Long-Term Investment Operations

For the Year-ended December 31, 2007 compared to the Year-ended December 31, 2006

Condensed Statements of Operations Data
(dollars in thousands)

	For the Year Ended December 31,
	2007	2006	Increase (Decrease)	% Change
Net interest income (expense)	$8,828	$(117,416)	$126,244	108%
Provision for loan losses	1,390,008	34,600	1,355,408	3917

Net interest income (expense) after provison for loan losses	(1,381,180)	(152,016)	(1,229,164)	(809)
Realized gain from derivative instruments	111,048	203,958	(92,910)	(46)
Change in fair value of derivative instruments	(251,875)	(114,491)	(137,384)	(120)
Other non-interest income (expense)	(131,589)	14,374	(145,963)	(1015)

Total non-interest income (expense)	(272,416)	103,841	(376,257)	(362)
Non-interest expense and income taxes	25,097	22,317	2,780	12

Net loss	$(1,678,693)	$(70,492)	$(1,608,201)	(2281)%

           Net loss for 2007 increased $1,608.2 million (2,281 percent) to a loss of $1,678.7 million, as compared to 2006. The decrease in net earnings was primarily due to the increase in the provision for loan losses which increased $1,355.4 million for 2007 as compared to 2006, due to increased delinquencies. In addition, the Company has observed an increase in loss severities on its REO liquidations, which is used to estimate the severities on our REO inventory.

           Net interest income increased $126.2 million (108 percent), primarily as a result of a decrease in projected prepayment speeds which reduced the amortization of loan premiums, which increased interest income. The decreased amortization was affected by the reduced prepayment rates, which resulted from the sharp decline in available mortgage products for non-conforming borrowers and declining housing prices reducing the equity in the borrowers' properties. Additionally, the Company's adjusted coupon rates have increased in excess of the increase in borrowing costs, compared to the prior year.

           Realized gain (loss) from derivatives decreased to $111.0 million for the 2007 compared to $204.0 million for the 2006, as a result of a decrease in the size of the mortgage portfolio, and the decrease in the size of the underlying notional balance of the derivatives, as well as a decrease in borrowing costs during the second half of 2007, which are inversely correlated with the realized gains on derivative cash flows.

           The change in fair value on derivative instruments decreased $137.4 million for 2007 as compared to 2006. The market valuation adjustment is primarily the result of changes in the expectation of future interest rates as well as the net cash payments received on the derivatives, which are recorded as realized gains. The value of the derivatives decreased as the Company expects declining interest rates in excess of prior year expectations.

           Additionally, other non-interest income decreased $146.0 million primarily due to the provision for REO losses of $103.0 million, as compared to an $8.5 million provision for REO losses for 2006. Also contributing to the decrease in other non-interest income was a loss of $29.0 million on the sale of a financed interest in some of the Company's securitizations that the Company sold to a reverse repurchase lender in settlement of all obligations owed on those securities. Additionally, the Company recorded a $13.6 million other-than-temporary impairment on the Company's securities available-for-sale, which was recorded primarily due to worsening credit loss assumptions for the retained interests in securitizations recorded as sales.

For the Year-ended December 31, 2006 compared to the Year-ended December 31, 2005

Condensed Statements of Operations Data
(dollars in thousands)

	For the Year Ended December 31,
	2006	2005	Increase (Decrease)	% Change
Net interest income (expense)	$(117,416)	$74,257	$(191,673)	(258)%
Provision for loan losses	34,600	30,828	3,772	12

Net interest income (expense) after provison for loan losses	(152,016)	43,429	(195,445)	(450)
Realized gain (loss) from derivative instruments	203,958	22,595	181,363	803
Change in fair value of derivative instruments	(114,491)	155,695	(270,186)	(174)
Other non-interest income	14,374	4,028	10,346	257

Total non-interest income	103,841	182,318	(78,477)	(43)
Non-interest expense and income taxes	22,317	19,567	2,750	14

Net (loss) earnings	$(70,492)	$206,180	$(276,672)	(134)%

           Net interest income.    Net interest income decreased $191.7 million (258 percent) primarily due to a 29 percent increase in borrowing cost on securitized mortgage borrowings as the one-month LIBOR increased approximately 94 basis points in 2006. The long-term investment operations acquired $5.8 billion of mortgages from the mortgage and commercial operations. The acquisition of mortgages by the long-term investment operations was primarily financed by the securitization of $5.9 billion of securitized mortgages. The adjusted net interest margin on mortgages held as securitized mortgage collateral remained relatively flat at 0.37 percent during 2006 from 0.39 percent during 2005. Adjusted net interest margin on mortgages held in the long term mortgage portfolio is calculated by subtracting interest expense on securitized mortgage borrowings, accretion of loan discounts related to the long-term investment operations from interest income including realized gains from derivatives on mortgages held as securitized mortgage collateral, and loans held for investment (2.9 million) and dividing by the average mortgages held as securitized mortgage collateral and loans held for investment (47.1 million) in the yield table above.

           Non-interest income.    Non-interest income for the long-term investment operations is primarily derived from realized gains from derivative instruments and change in fair value of derivative instruments. During 2006, non-interest income decreased $78.5 million (43 percent) primarily due to increases of $181.4 million in realized gains from derivative instruments offset by a decrease of $270.2 million in change in fair value of derivative instruments. The change in the fair value of the derivatives is the result of the cash receipts received on the derivatives (realized gains on derivatives) compounded by short term borrowing rates rising faster than fixed rate mortgage loans.

           Refer to Note H. "Segment Reporting" in the notes to consolidated financial statements for financial results of the continuing operating segments and see Item 1. Business for additional detail regarding the operating structure.

Discontinued Operations

For the Year-ended December 31, 2007 compared to the Year-ended December 31, 2006

Condensed Statements of Operations Data
(dollars in thousands)

	For the Year Ended December 31,
	2007	2006	Increase (Decrease)	% Change
Net interest income	$16,932	$27,505	$(10,573)	(38)%
Provision for loan losses	5,489	4,187	1,302	31

Net interest income after provison for loan losses	$11,443	$23,318	$(11,875)	(51)
Gain (loss) on sale of loans	(43,669)	44,708	(88,377)	(198)
Provision for repurchases	(34,749)	(7,367)	(27,382)	(372)
Loss on lower of cost or market writedown	(179,191)	(34,000)	(145,191)	(427)
Other loss	(19,638)	(5,217)	(14,421)	(276)
Non-interest expense and income taxes	127,574	104,763	22,811	22

Net loss	$(393,378)	$(83,321)	$(310,057)	(372)%

           During the third and fourth quarter of 2007, the Company announced plans to exit its mortgage, commercial, retail, and warehouse lending operations. These businesses are presented as discontinued operations in the Company's financial statements.

           Net loss for the discontinued operations increased $310.1 million (372 percent) primarily due to the following changes:

  •
  decrease of $88.4 million in gains from the sale of loans;

  •
  an increase of $27.4 million in the provision for repurchases; and

  •
  an increase in charges to expense of $145.2 million for the change in valuation of loans held-for-sale.

           Gains from the sale of loans decreased $88.4 million to a loss of $43.7 million primarily as a result of the exchange of the Company's collateral, in settlement of its related borrowing obligations. The Company recorded a loss of $24.4 million which represented the difference between the GAAP basis of the loans and the borrowings outstanding on the repo line at the date the interests in the securitization was exchanged for payoff of the debt. Additionally the pricing obtained on loans sold to third parties was significantly reduced, when compared to the prior years' execution prices, as the market value of performing and non-performing loans decreased due to the saturation of loans for sale in the market place and the deterioration in the prevailing real estate market and economic conditions.

           Provision for repurchases increased $27.4 million (372 percent) during 2007 as compared to 2006. The increase in the provision for repurchases was primarily due to an increase in severities of actual losses, which resulted from a decrease in the perceived credit quality of the loans subject to repurchase.

           The Company recorded loans held-for-sale at the lower of cost or market resulting in a $145.2 million increase in the write-down of loans held-for-sale as current market conditions, such as the widening of credit and bond spreads and a lack of demand for mortgage product forced the loans to decline in value. The $179.2 million write-down was primarily attributable to a decrease in the weighted average market price loans. The Company accumulated $1.6 billion of loans as of June 30, 2007 in the normal course of business, however with the deterioration in the credit markets the Company was unable to securitize or sell these loans as planned, which resulted in significant margin calls. The mortgage, commercial, and warehouse lending operations are reflected as discontinued operations for financial reporting purposes; however, on the financial statements inter-company loan sales, related gains, finance receivables and borrowings are eliminated.

           During 2007, the mortgage operations recorded a lease impairment charge of $12.5 million, for the fair value of lease costs that were ceased to be utilized at December 31, 2007, included in non-interest expense above. Additionally, the mortgage operations recorded a $14.1 million impairment on property plant and equipment as a result of discontinuing its operations.

For the Year-ended December 31, 2006 compared to the Year-ended December 31, 2005

Condensed Statements of Operations Data
(dollars in thousands)

	For the Year Ended December 31,
	2006	2005	Increase (Decrease)	% Change
Net interest income	$27,505	$72,762	$(45,257)	(62)%
Provision (benefit) for loan losses	4,187	(265)	4,452	1680

Net interest income after provison (benefit) for loan losses	$23,318	$73,027	$(49,709)	(68)
Gain on sale of loans	44,708	49,770	(5,062)	(10)
Provision for repurchases	(7,367)	(5,796)	(1,571)	(27)
Loss on lower of cost or market writedown	(34,000)	(4,465)	(29,535)	(661)
Other loss	(5,217)	(7,475)	2,258	30
Non-interest expense and income taxes	104,763	104,362	401	0

Net (loss) earnings	$(83,321)	$699	$(79,568)	(11383)%

           During the third and fourth quarters of 2007, the Company announced plans to exit its mortgage, commercial, retail, and warehouse lending operations. These businesses are presented as discontinued operations in the Company's financial statements.

           Net earnings for the discontinued operations decreased $79.6 million (11,383 percent) in 2006, primarily due to the following changes:

  •
  decrease of $45.3 million in net interest income;

  •
  decrease of $5.1 million in gains from the sale of loans; and

  •
  increase in charges to expense of $29.5 million for the change in valuation of loans held-for-sale.

           Net interest income dropped 62 percent during 2006 as the yields on borrowings for mortgage loans held-for-sale increased 146 basis points during 2006, primarily the result of a 94 basis point increase in the one-month LIBOR during 2006.

           Gains from the sale of loans decreased 10 percent as a result of lower volumes of mortgages sold to the long-term investment operations and third party investors resulted in a decrease in gain (loss) on sale of loans. The mortgage operations sold $12.2 billion to the long-term investment operations and third party investors in 2006, 43 percent less than the $21.4 billion sold in 2005. Gain (loss) on sale of loans includes the difference between the price at which we acquire or originate mortgages and the price we receive upon the sale or securitization of mortgages plus or minus direct mortgage origination revenue and costs, e.g. loan and underwriting fees, commissions, appraisal review fees and document processing expenses. Gain on sale of loans acquired or originated by the mortgage operations also includes a premium for the sale of mortgage servicing rights upon the sale or securitization of mortgages. In order to minimize risks associated with the accumulation of mortgages, we seek to securitize or sell mortgages monthly thereby reducing our exposure to interest rate risk and price volatility during the accumulation period of mortgages.

           The Company recorded loans held-for-sale at the lower of cost or market resulting in a $34.0 million write-down as current market conditions, such as the widening of credit and bond spreads and a lack of demand for mortgage product forced the loans to drop in value prior to securitization, sale or transfer. The $34.0 million write-down was primarily attributable to loans repurchased during the second and fourth quarter of fiscal 2006. The mortgage commercial and warehouse lending operations are reflected as stand-alone entities for segment financial reporting purposes; however, on the consolidated financial statements inter-company loan sales and related gains are eliminated.

           Refer to Note S. "Discontinued operations" in the notes to consolidated financial statements for financial results of the discontinued operating segments and see Item 1. "Business" for additional detail regarding the operating structure.

Liquidity and Capital Resources

           It has been our policy to have adequate liquidity to cover normal cyclical swings in funding availability and mortgage demand and to allow us to meet abnormal and unexpected funding requirements. However, based on the unprecedented volatility in the marketplace since the beginning of the third quarter of 2007 it has become difficult to anticipate future conditions, and meet these objectives of available liquidity. The Company accumulated $1.6 billion of mortgages as of June 30, 2007 in the normal course of business, however with the deterioration in the credit markets the Company was unable to securitize or sell these loans as planned, which resulted in significant margin calls. As of December 31, 2007 the Company's largest liquidity usage was the margin calls required on its remaining reverse repurchase lines of credit. The Company does not anticipate any further significant margin calls on the loans held-for-sale. However, since we still have certain facilities outstanding, there can be no assurances the company may not receive future margin calls nor can we make any assurances that we would satisfy these margin calls. The Company's usage of liquidity in order of significance consisted of the following:

  •
  meeting margin call requirements on loans held-for-sale,

  •
  settling obligations related to the Company's repurchase obligations, and

  •
  normal payroll, lease obligations and other operating expenditures.

           We plan to meet liquidity requirements through effectively managing our assets and maximizing recovery on our investments with the goal of avoiding unplanned sales of assets or emergency borrowing of funds. Toward this goal, our asset/liability committee, or "ALCO," is responsible for monitoring our liquidity position and funding needs.

           ALCO participants include senior executives of the Company. ALCO meets on a weekly basis to review current and projected sources and uses of funds. ALCO monitors the composition of the balance sheet for changes in the liquidity of our assets. Our primary liquidity consists of cash and cash equivalents; short-term securities available for sale, and maturing mortgages, or "liquid assets."

           We believe that current cash balances, short-term investments, current financing facilities, excess cash flows generated from our long-term mortgage portfolio, fees from our master servicing will provide for projected funding needs. However, the secondary market is rapidly evolving and the performance of the long-term mortgage portfolio is subject to the deteriorating real estate market and current credit crisis, and the potential impact on the Company is unknown. Additionally, as the Company liquidates REOs the resulting losses will reduce the cash receipts from the securitized mortgage collateral. Also the ability of the Company to reduce its lease obligations will effect the future cash flows.

           Our operating businesses primarily use available funds as follows:

  •
  pay interest on remaining reverse warehouse facilities;

  •
  distribute preferred stock dividends, and trust preferred interest;

  •
  pay lease obligations, payroll obligations, operating expenses and

  •
  repurchase loans.

           Our ability to meet liquidity requirements and the financing needs of our remaining customers is not possible as the remaining reverse repurchase facility is closed to us. The Company was in technical default of both the reverse repurchase lines, however, subsequent to December 31, 2007 the Company satisfied approximately $93.1 million of the $336.7 million outstanding at December 31, 2007. The Company has taken steps to reduce operating costs, including reducing staff and lease costs, to a level at which the cash flows from the long-term mortgage portfolio and its master servicing portfolio could support the Company's ongoing operations. The Company continues to re-size to a level more in line with its ongoing operations. Once the Company is able to significantly reduce the uncertainty surrounding the remaining reverse repurchase lines in discontinued operations, or convert the line to a note, the Company should be able to meet its liquidity needs from cash flows generated from the long-term mortgage portfolio and its master servicing fees. In an effort to maintain capital, the Company did not declare a cash dividend on its common stock subsequent to the first quarter of 2007. As of December 31, 2007, the Company has negative net worth. While the Company continues to pay its obligations as they become due, the ability of the Company to continue is dependent upon many factors, particularly the Company's ability to realize the value of its significant investment portfolio. There can be no assurance of the Company's ability to do so.

           Due to the market conditions outlined above, the Company is currently in default of covenants with its lenders. The Company is currently negotiating a new agreement with one lender that will remove the events of default and will allow for an orderly disposition of the liability; however, there is no guarantee that this agreement will be renegotiated. The Company believes the likelihood of having to make a lump sum payment out of operating cash in 2008 is not probable.

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

           Distribute common and preferred stock dividends.    We are required to distribute a minimum of 90% of our taxable income to our stockholders in order to maintain our REIT status, exclusive of the application of any tax loss carry forwards that may be used to offset current period taxable income. Because we pay dividends based on taxable income, dividends may be more or less than net earnings. We did not declare a cash dividend for the fourth, third or second quarters of 2007 and declared a cash dividend of $0.10 per outstanding common share for the first quarter of 2007 in addition to the $0.25 dividend declared in the fourth quarter of 2006 and applied to 2007. Based on current tax estimates, all of the 2007 dividends will be a return of capital. In addition, we paid cash dividends of $14.9 million on preferred stock during 2007.

           During the second half of 2007, our operating businesses were primarily funded as follows:

  •
  reverse repurchase agreements;

  •
  excess cash flows from our long-term mortgage portfolio master servicing fees; and

  •
  sale of mortgages.

           Reverse repurchase agreements.    In the past we used reverse repurchase agreements to fund substantially all financing for the origination of mortgages. We do not currently have any additional reverse repurchase borrowings available to us, and we continue to wind down the borrowings outstanding at December 31, 2007.

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
  over-collateralization requirements;

  •
  actual losses, net of any gains incurred upon disposition of other real estate owned or acquired in settlement of defaulted mortgages;

  •
  unpaid interest shortfall;

  •
  basis risk shortfall;

  •
  bond writedowns reinstated; and

  •
  residual cashflow.

           Operating Activities.    Net cash used in operating activities was $2.1 billion for 2007 as compared to $5.0 billion for 2006 and $13.1 billion for 2005. For 2007, the purchase of mortgages of $4.6 billion was the primary use of cash in operating activities partially offset by sales of mortgages of $2.4 billion, which is included in net change in operating activities of discontinued operations.

           Investing Activities.    Net cash provided by investing activities was $6.3 billion for 2007 as compared to $9.1 billion for 2006 and $9.3 billion for 2005. For 2007, 2006 and 2005 net cash of $5.6 billion, $9.1 billion and $9.9 billion, respectively, was provided by principal repayments on our securitized mortgage collateral.

           Financing Activities.    Net cash (used in) provided by financing activities was $(4.4) billion for 2007, $(4.1) billion for 2006 and $3.6 billion for 2005. For 2007, 2006 and 2005, net cash (used in) provided by as a result of securitized mortgage financing, net of principal repayments was $(2.8) billion, $(3.5) billion and $2.7 billion, respectively.

Inflation

           The consolidated financial statements and corresponding notes to the consolidated financial statements have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased costs of our operations during each of 2007, 2006 and 2005. Unlike industrial companies, nearly all of our assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Inflation affects our operations primarily through its effect on interest rates, since interest rates normally increase during periods of high inflation and decrease during periods of low inflation. During periods of increasing interest rates, demand for mortgages and a borrower's ability to qualify for mortgage financing in a purchase transaction may be adversely affected. During periods of decreasing interest rates, borrowers may prepay their mortgages, which in turn may adversely affect our yield and subsequently the value of our portfolio of mortgage assets. Additionally, the depreciation in home prices has increased the loss severities experienced by the Company.

Off Balance Sheet Arrangements

           When we sell loans through whole-loan sales, we are required to make normal and customary representations and warranties to the loan purchasers, including guarantees against early payment defaults typically 90 days, and fraudulent misrepresentations by the borrowers. Our whole-loan sale agreements generally require us to repurchase loans if we breach a representation or warranty given to the loan purchaser. In addition, we may be required to repurchase loans as a result of borrower fraud or if a payment default occurs on a mortgage loan shortly after its sale. Because the loans are no longer on our balance sheet, the recourse component is considered a guarantee. During 2007, we sold $2.2 billion of loans with recourse compared to $6.3 billion in 2006. We maintained a $25.7 million reserve related to these guarantees as of December 31, 2007 compared with a reserve of $15.3 million as December 31, 2006. During 2007 we paid $126.9 million to repurchase loans previously sold to third parties as compared to $183.8 million during 2006.

           See disclosures in the consolidated notes to the financial statements under "Commitments and Contingencies" for other arrangements that qualify as off balance sheet arrangements.

Contractual Obligations

           As of December 31, 2007, we had the following contractual obligations (in thousands):

	Payments Due by Period
	Total	Less than one year	One to Three Years	Three to Five Years	More than Five Years
Securitized mortgage borrowings (1)	$17,800,400	$5,320,976	$7,471,844	$3,018,565	$1,989,015
Trust preferred securities	96,250	-	-	-	96,250
Premises operating lease agreements	68,291	8,838	16,587	15,057	27,809

Total Contractual Obligations	$17,964,941	$5,329,814	$7,488,431	$3,033,622	$2,113,074

(1)
Payments on securitized mortgage borrowings are based on anticipated receipts of principal on underlying mortgage loan collateral using expected prepayment rates. If actual mortgage prepayment rates differ from our estimates, the payment amounts will vary from the reported amounts.

           For additional information regarding our commitments refer to "Note G—Securitized Mortgage Borrowings" and "Note L—Commitments and Contingencies" in the accompanying notes to the consolidated financial statements.

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

           The use of derivatives to manage risk associated with changes in interest rates was an integral part of our strategy. The amount of cash payments or cash receipts on derivatives is determined by (1) the notional amount of the derivative and (2) current interest rate levels in relation to the various strikes or coupons of derivatives during a particular time period. As of December 31, 2007 and December 31, 2006, we had notional balances of interest rate swaps, caps, and floors of $13.3 billion and $19.5 billion, respectively, with net fair values of ($120.0) million and $132.5 million, respectively, pertaining to our current and pending securitizations. By using derivatives, we attempted to minimize the effect of both upward and downward interest rate changes on our long-term mortgage portfolio. Our goal was to moderate significant changes to base case net interest income, including net cash flows from derivatives, as interest rates change. We primarily acquired swaps, and to a lesser extent caps, to essentially convert our adjustable rate securitized mortgage borrowings into fixed rate borrowings. For instance, we receive one-month LIBOR on swaps, which offsets interest expense on adjustable rate securitized mortgage borrowings, and we pay a fixed interest rate.

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

           The following table estimates the financial effect to base case, including net cash flow from derivatives, from various instantaneous and parallel shifts in interest rates based on both our consolidated structure and un-consolidated structure, which refers to the notional amount of derivatives that are not recorded on our balance sheet as of December 31, 2007 (dollar amounts in millions):

	Changes in base case as of December 31, 2007 (1)
	Excluding net cash flow on derivatives		Net cash flow on derivatives	Including net cash flow on derivatives
Instantaneous and Parallel Change in Interest Rates (2)	$	(%)	$	$	(%)
Up 300 basis points, or 3%	(137)	(70)	109	(28)	(20)
Up 200 basis points, or 2%	(92)	(47)	73	(18)	(13)
Up 100 basis points, or 1%	(49)	(25)	37	(12)	(9)
Down 100 basis points or 1%	49	25	(37)	13	9
Down 200 basis points or 2%	96	49	(73)	23	17

	Changes in base case as of December 31, 2006 (1)
	Excluding net cash flow on derivatives		Net cash flow on derivatives	Including net cash flow on derivatives
Instantaneous and Parallel Change in Interest Rates (2)	$	(%)	$	$	(%)
Up 300 basis points, or 3%	(352)	(357)	332	(20)	(10)
Up 200 basis points, or 2%	(224)	(228)	221	(3)	(2)
Up 100 basis points, or 1%	(109)	(110)	111	2	2
Down 100 basis points or 1%	84	85	(109)	(25)	(13)
Down 200 basis points or 2%	160	162	(217)	(58)	(29)
Down 300 basis points or 3%	230	233	(325)	(95)	(47)

(1)
The dollar and percentage changes represent base case for the next twelve months versus the change in base case using various instantaneous and parallel interest rate change simulations, excluding the effect of amortization of loan discounts to base case.
(2)
Instantaneous and parallel interest rate changes over and under the projected forward yield curve.

           In the previous table, the up 100 basis point scenario as of December 31, 2007 represents our projection of the net change from base case net interest income, which is derived from assumptions as previously discussed, if market interest rates were to immediately rise by 100 basis points. This means that we increase interest rates at all data points along our projected forward yield curve by 100 basis points and recalculate our projection of net interest income over the next 12 months. In addition, based on changes in interest rates, or changes in our forward yield curve, our model adjusts mortgage prepayment rates and recalculates amortization of acquisition and securitization costs and net cash receipts or payments on derivatives as part of the calculation of net interest income. Thus, if a 100 basis point interest rate increase occurred, the projected volatility to net interest income is positively impacted through our use of derivatives.

           We estimate net interest income along with net cash flows from derivatives for the next twelve months using balance sheet data and the notional amount of derivatives as of December 31, 2007 and 12-month projections of the following primary drivers affecting net interest income:

  •
  future interest rates using forward yield curves, which are considered market consensus estimates of future interest rates;

  •
  mortgage prepayment rate assumptions; and

  •
  forward swap rates.

           We refer to the 12-month projection of net interest income along with the 12-month projection of net cash flows from derivatives as the "base case." For financial reporting purposes, net cash flows from derivatives are included in realized gain (loss) from derivative instruments on the consolidated financial statements. However, for purposes of interest rate risk analysis we include net cash flows from derivatives in our base case simulations as we acquire derivatives to offset the effect that changes in interest rates have on variable borrowing costs, such as securitized mortgage and warehouse borrowings. We believe that including net cash flows from derivatives in our interest rate risk analysis presents a more useful simulation of the effect of changing interest rates on net cash flows generated by our long-term mortgage portfolio.

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

           Over the past year, the interest rate risk profile shifted from modestly liability sensitive to modestly asset sensitive. This occurred as part of a deliberate and long-term optimization strategy of accumulating hedged mortgage assets during 2007. Other factors contributing to the shift in the interest rate risk profile include the increase in the overall level of interest rates, the flattening of the yield curve and changes in expected prepayment behavior. However, since our estimates are based upon numerous assumptions, actual sensitivity to interest rate changes could vary if actual experience differs from the assumptions used.

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

  •
  net change.

	Year Ended December 31, 2007 over 2006
	Volume	Rate	Rate/Volume	Net Change
	(in thousands)
Increase (decrease) in:
Subordinated securities collateralized by mortgages	$(1,039)	$3,467	$(844)	$1,584
Mortgages held as securitized mortgage collateral	(71,532)	185,331	(11,821)	101,978
Mortgages held-for-investment and held-for-sale	(49,679)	5,684	(2,329)	(46,324)
Finance receivables	(6,374)	(8,393)	2,552	(12,215)

Change in interest income on mortgage assets	(128,624)	186,089	(12,442)	45,023
Securitized mortgage borrowings	(66,165)	52,624	(2,943)	(16,484)
Reverse repurchase agreements	(40,517)	2,952	(1,005)	(38,570)

Change in interest expense on borrowings on mortgage assets	(106,682)	55,576	(3,948)	(55,054)

Change in net interest income on mortgage assets	$(21,942)	$130,513	$(8,494)	$100,077

	Year Ended December 31, 2006 over 2005
	Volume	Rate	Rate/Volume	Net Change
	(in thousands)
Increase (decrease) in:
Subordinated securities collateralized by mortgages	$(387)	$3,909	$(915)	$2,607
Mortgages held as securitized mortgage collateral	(83,557)	155,569	(12,243)	59,769
Mortgages held-for-investment and held-for-sale	(44,682)	3,940	(1,079)	(41,821)
Finance receivables	(4,452)	6,504	(1,424)	628

Change in interest income on mortgage assets	(133,078)	169,922	(15,661)	21,183
Securitized mortgage borrowings	(75,824)	369,722	(30,480)	263,418
Reverse repurchase agreements	(32,096)	39,788	(10,489)	(2,797)

Change in interest expense on borrowings on mortgage assets	(107,920)	409,510	(40,969)	260,621

Change in net interest income on mortgage assets	$(25,158)	$(239,588)	$25,308	$(239,438)

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

           The Company maintains disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

           The Company's management, with the participation of its chief executive officer and its chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of December 31, 2007. Based on that evaluation, the Company's chief executive officer and chief financial officer concluded that, as of that date, the Company's disclosure controls and procedures, were not effective at a reasonable assurance level, due to the identification of a material weakness, as discussed further below under Management's Report on Internal Control over Financial Reporting.

Management's Report on Internal Control over Financial Reporting

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

           As of December 31, 2007, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2007, as a result of the identification of the material weakness described below.

           A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

           The Company's management has identified a material weakness in the effectiveness of internal control over financial reporting related to a shortage of resources in the accounting department required to close its books and records effectively at each reporting date, obtain the necessary information from operational departments to complete the work necessary to file its financial reports timely and failure to timely identify and remediate accounting errors.

           Ernst & Young LLP, the registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company's internal control over financial reporting, a copy of which is included herein.

Management's Remediation Plan

           Management determined that a material weakness existed due to a lack of an adequate number of personnel in the accounting department. Management is in the process of remediating the material weakness identified by hiring a sufficient number of resources to perform controls and to aid in the timeliness of the financial statement close process leading to the correct preparation, review, presentation of and disclosures in our consolidated statements. The Company has hired a number of temporary contractors to help perform certain accounting functions, until management can employ a more permanent solution. We cannot assure you that, as circumstances change, any additional material weakness will not be identified.

  Subsequent to December 31, 2007, we have also taken the following actions:

  •
  effective February 2008, we appointed Todd Taylor, as Interim Chief Financial Officer;

  •
  we hired additional some resources for the accounting and finance departments on a contract basis.

           We believe that our disclosure controls and procedures, including our internal control over financial reporting, have improved since year-end due to the scrutiny of such matters by our management and Audit Committee and the changes described above. We have hired certain resources in the accounting and finance departments and we will make additional changes in the future, as we deem necessary. We cannot assure you that, as circumstances change, any additional material weakness will not be identified.

Changes in Internal Control Over Financial Reporting

           Over the last nine months, the Company has encountered some of the most dramatic challenges ever seen by the U.S. mortgage industry. Due to a number of factors, including but not limited to the absence of funding facilities and severe disruptions in the secondary and other credit markets, the Company closed areas of unprofitable mortgages operations and embarked on extensive work force reductions as its primary response to the severe deterioration in the sector and the markets. Our work force reductions included accounting, information technology and internal audit personnel who performed certain key internal control activities. The downsizing had its own inherent risks regarding the Company's ability to maintain an effective control environment. The reduction of accounting personnel has resulted in the lack of sufficient staff to complete the required compilation, analysis and procedures in the control environment needed to ensure a timely financial statement close process. Other than the reduction in personnel, there have been no changes to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

           Other than changes as noted above under Management's Remediation Plan, during the quarter ended December 31, 2007, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Impac Mortgage Holdings, Inc.

We have audited Impac Mortgage Holdings, Inc.'s internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Impac Mortgage Holdings, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. As of December 31, 2007, management identified a material weakness existed in controls related to the Company's financial statement close process. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 financial statements, and this report does not affect our report dated May 19, 2008 on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Impac Mortgage Holdings, Inc. has not maintained effective internal control over financial reporting as of December 31, 2007 based on the COSO criteria.

                          /s/ Ernst & Young LLP

Orange County, California
May 19, 2008

ITEM 9B. OTHER INFORMATION

NYSE Continued Listing

           On April 1, 2008, the Company received notice from NYSE Regulation, Inc. that as part of its continued listing programs, NYSE also closely monitors timely filing of annual and interim reports with the Securities and Exchange Commission and that failure to file timely may subject the Company to suspension and delisting procedures. In that notice, NYSE stated that it will closely monitor the filing of the Form 10-K for the year ended December 31, 2007 and related public disclosures for up to six months from the original due date.

REDC (Real Estate Disposition Corporation)

           In March 2008, the Company entered into a written services agreement to provide business development and consulting services to REDC in exchange for a fee equal to a percentage of REDC's gross profit. In the second half of 2007, the Company has used REDC's auction services to liquidate certain REO properties. The Company has received fees of $1.7 million from REDC in 2007 and $1.1 million through March 2008.

Employment Agreement with Todd R. Taylor

           Effective October 1, 2007, IMH and Todd R. Taylor entered into an employment agreement, which was amended effective February 12, 2008 in connection with his appointment as interim Chief Financial Officer (collectively, the "employment agreement"). The employment agreement terminates on October 1, 2009, unless terminated earlier.

           Base Salary, Bonus Incentive and Other Compensation.    Pursuant to the terms of the employment agreement, Mr. Taylor receives a base salary of $280,000 per year, subject to cost of living increases, and he is also eligible to receive incentive bonus of up to 50% of his base salary paid quarterly based on the achievement of mutually agreed management by objectives ("MBOs"). The bonus is prorated if all MBOs are not attained, but not eligible if at least 50% of the MBOs are not obtained. Mr. Taylor is also eligible to receive an annual car allowance of $6,000, paid vacation and to participate in health and other benefit plans. Mr. Taylor is prohibited, without prior approval of the Board of Directors, from receiving compensation, directly or indirectly from any companies with whom IMH or any of its affiliates has any financial, business or affiliated relationship.

           Severance Compensation.    If Mr. Taylor's employment is terminated for any reason, other than by the Company or good reason, Mr. Taylor will receive his base salary and accrued vacation benefits prorated through the termination date. If Mr. Taylor is terminated by IMH (for any reason) or resigns with good reason, he will receive 12 months of his base salary and health benefits, to be paid out proportionally over a 12 month period. Good reason includes material changes to employee's duties and the Company's material breach of the employment, including reduction of base salary, without employee's consent. Unless Mr. Taylor foregoes the severance compensation, he has agreed not to compete with the Company for 12 months after termination by the Company or if he resigns for good reason.

           Change of Control.    The employment agreement will not be terminated by merger, an acquisition by another entity, or by transferring of all or substantially all of the Company's assets. In the event of any such change of control, the surviving entity or transferee, will be bound by the employment agreement.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Independent	Position
Joseph R. Tomkinson	60		Chairman of the Board, Chief Executive Officer and Director of IMH, IFC and IWLG
William S. Ashmore	58		President and Director of IMH, IFC, Director of IWLG, and Chief Executive Officer of ICCC
Todd R. Taylor	43	N/A	Interim Chief Financial Officer of IMH, IFC, IWLG and ICCC
Ronald M. Morrison	57	N/A	General Counsel, Executive Vice President and Secretary of IMH, IFC, IWLG and ICCC
William D. Endresen	53	N/A	President of ICCC
James Walsh	58	X	Director
Frank P. Filipps	60	X	Director
Stephan R. Peers	55	X	Director
Leigh J. Abrams	65	X	Director
William E. Rose	40	X	Director

           Joseph R. Tomkinson has been Chairman of the Board since April 1998 and Chief Executive Officer and a Director of IMH as well as Chairman of the Board and Chief Executive Officer and Director of IFC, also known as the mortgage operations, and IWLG also known as the warehouse lending operations, since their formation in 1995. Mr. Tomkinson has also been an officer and director of a real estate investment trust investing in commercial mortgage assets and a specialty finance company. Mr. Tomkinson brings over 28 years of combined experience in real estate, real estate financing and mortgage banking.

           William S. Ashmore has been President of IMH and its taxable subsidiary, IFC, since 1995 in addition to being a Director of IMH since July of 1997. Mr. Ashmore has over 30 years of combined experience in real estate, asset liability management, risk management, and mortgage banking.

           Todd R. Taylor has served as the Chief Accounting Officer of Impac Mortgage Holdings, Inc. from October 2007 until February 2008 when Mr. Taylor was appointed to the position of Interim Chief Financial Officer. Mr. Taylor joined IMH in October 2004 as the Senior Vice President, Controller and served in this position until he was promoted to Senior Vice President and Director of Accounting in June 2006. Mr. Taylor served as the Senior Vice President and Director of Accounting until October 2007 when he was promoted to Chief Accounting Officer. Prior to joining IMH, Mr. Taylor served as the Chief Financial Officer and Secretary for Primal Solutions, Inc. from August 2003 until October 2004. Mr. Taylor earned his Business Administration degree from California State University at Fullerton, and is a certified public accountant.

           Ronald M. Morrison became General Counsel of IMH in July 1998 and was promoted to Executive Vice President in August 2001. In July 1998 he was also elected Secretary of IMH and in August 1998 he was elected Secretary of our mortgage operations and our warehouse lending operations.

           William D. Endresen joined ICCC in July 2002. From September 1999 until joining ICCC, Mr. Endresen was Senior Vice President and Managing Director of the Major Loan Division of Fidelity Federal Bank in Los Angeles, which included responsibility over the commercial real estate origination platform.

           James Walsh has been a Director of IMH since August 1995. Since January 2000, he has been Managing Director of Sherwood Trading and Consulting Corporation.

           Frank P. Filipps has been a Director of IMH since August 1995. In May 2005, Mr. Filipps became Chairman and Chief Executive Officer of Clayton Holdings, Inc., a mortgage services company. From June 1999 to April 2005, Mr. Filipps was Chairman and Chief Executive Officer of Radian Group, Inc. (NYSE: RDN) and its principal subsidiary, Radian Guaranty, Inc., which were formed through a merger of Amerin and Commonwealth Mortgage Assurance Company. Mr. Filipps has been a director and a member of the compensation committee of the Board of Directors of Primus Guaranty, Ltd. (NYSE: PRS), a holding company primarily engaged in selling credit protection against investment grade credit obligations of corporate and sovereign entities, since September 2004.

           Stephan R. Peers has been a Director of IMH since October 1995. Since January 2005, Mr. Peers has been an independent financial advisor. From September 2001 to January 2005, Mr. Peers was a Managing Director of Sandler O'Neill & Partners, LP practicing corporate finance covering financial institutions.

           Leigh J. Abrams has been a Director of IMH since April 2001. Since August 1979, Mr. Abrams has been President, Chief Executive Officer and a Director of Drew Industries Incorporated (NYSE: DW), which manufactures a wide variety of components for recreational vehicles and manufactured homes. Mr. Abrams, a CPA, has over 35 years of experience in corporate finance, mergers and acquisitions, and operations.

           William E. Rose has been a Director of IMH since August 2000. Since 1991, Mr. Rose has been associated with HBK Capital Management, where he is currently a Managing Director. His responsibilities include U.S. equity derivatives, private investments and trading. Prior to 1991, Mr. Rose worked for William A.M. Burden & Co., the investment division of the Burden family of New York, and in the mergers & acquisitions group of Drexel Burnham, Lambert, Inc.

           There are no family relationships between any of the directors or executive officers of IMH.

The Audit Committee

           The Audit Committee of the Board of Directors consists of three directors, all of whom are independent under the Director Independence Standards, NYSE rules and other SEC rules and regulations applicable to audit committees. The following directors are currently members of the Audit Committee: Leigh J. Abrams, Stephan R. Peers, and Frank P. Filipps, who serves as the chairman. The Board of Directors has determined that Frank P. Filipps qualifies as an audit committee financial expert, as such term is defined by Item 407(d)(5)(ii) of Regulation S-K of the Exchange Act. During 2007, the Audit Committee met eleven times.

           The purpose of the Audit Committee is to assist the Board in fulfilling its oversight responsibility relating to: (i) the integrity of the Company's financial statements and financial reporting process and its system of internal accounting and financial controls, (ii) the performance of the internal audit function, (iii) the performance of the independent auditors, which would include an evaluation of the independent auditor's qualifications and independence, (iv) the Company's compliance with legal and regulatory requirements, including disclosure controls and procedures, and (v) the preparation of an Audit Committee report to be included in the Company's annual proxy statement.

Code of Business Conduct and Ethics.

           We have adopted a Code of Business Conduct and Ethics. This code of ethics applies to our directors, executive officers and employees. This code of ethics is publicly available in the corporate governance section of the stockholder relations page of our website located at www.impaccompanies.com and in print upon request to the Secretary at Impac Mortgage Holdings, Inc., 19500 Jamboree Road, Irvine, California, 92612. If we make amendments to the code of ethics or grant any waiver that the SEC requires us to disclose, we will disclose the nature of such amendment or waiver on our website.

Section 16(a) Beneficial Ownership Reporting Compliance.

           Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership of such securities with the SEC. Directors, executive officers and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

           To our knowledge, based solely on review of the copies of such reports furnished to us during the fiscal year ended December 31, 2007, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than ten percent stockholders were satisfied by such persons, except for the following filings: (1) two Form 4 filings by Richard Johnson reporting four transactions, and (2) one Form 4 filing by William Endresen reporting one transaction.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview of Compensation Policies and Objectives

           The Compensation Committee of our Board of Directors administers the policies governing our executive compensation program. All issues pertaining to executive compensation are reviewed and approved by the Compensation Committee and, where appropriate, approved by our Board of Directors. The Committee focuses on designing our executive compensation program to achieve the following objectives in a market competitive manner:

  •
  Align the interests of executive officers with those of our stockholders by tying long-term incentive compensation to financial and operations performance and ultimately to the creation of stockholder value and consistent distributions on our equity.

  •
  Attract and retain high caliber executives by offering total compensation that is competitive with that offered by similarly situated companies and rewarding outstanding personal performance.

  •
  Reflect our corporate goals and objectives.

           During 2007, the United States housing market and overall economy deteriorated and the secondary markets, which consist of the markets in which the Company sells and securitizes its mortgage loans, became volatile and illiquid as investors were concerned about credit quality. As a result, in the second half of 2007, the Company was forced to dramatically alter its business strategies, which also caused the Compensation Committee to re-evaluate its compensation objectives. Currently, the Compensation Committee's goal is to provide executive management incentive in the near future to successfully implement its short-term strategies and to preserve, and generate interest income on, the mortgage portfolio.

           This discussion will focus on the compensation received by our Named Executive Officers for 2007, who are those executive officers named in the Summary Compensation Table below, as well as the anticipated 2008 and 2009 compensation arrangements for Joseph R. Tomkinson, the Company's Chief Executive Officer, and William S. Ashmore, the Company's President, which are in the process of being finalized and are further discussed below. Although they are Named Executive Officers for purposes of this proxy, Gretchen Verdugo and Andrew McCormick are no longer with the Company.

Compensation Decision-Making

           General Background.    We rely upon our judgment in making compensation decisions, after reviewing the performance of the Company, including its short- and long-term strategies, and carefully evaluating an executive's performance during the year against established goals, leadership qualities, operational performance, business responsibilities, and career with the Company, current compensation arrangements and long-term potential to enhance stockholder value. Our main objective in establishing compensation arrangements is to set criteria that are consistent with the Company's business strategies. Generally, in evaluating performance, we review the following criteria:

  •
  strategic goals and objectives, such as acquisitions, dispositions or joint ventures;

  •
  individual management objectives for some executives that relate to the Company's strategies;

  •
  achieving specific operational goals for the Company or particular business led by the executive officer, including portfolio management and portfolio earnings; and

  •
  supporting our corporate values by promoting compliance with internal ethics policies and legal obligations.

           Our executive compensation program and policies depends on the position and responsibilities for each executive officer but remain consistent with our objectives. We seek to achieve an appropriate mix between guaranteed and at-risk compensation, as well as a balance between cash and equity compensation. Our mix of compensation elements is designed not only to reward past performance, but also to proactively encourage long-term future performance through a combination of cash and equity incentive awards.

           Although these criteria continue to generally form a basis of the Compensation Committee's decision-making, the events during the past year have altered how the Committee determines compensation for the near future.

           Recent Events.    During 2007 and more particularly beginning in July 2007, the mortgage markets experienced a significant change in operations. During July 2007, almost all mortgage securitizations ceased to exist, and as a result, the Company was unable to securitize its mortgage loans that were secured by finance facilities. Since the Company was unable to sell or securitize its mortgage loans in order to pay off the finance facilities, the facilities were subsequently called by the Company's lenders to be paid in full. Thus, the Company was unable to generate any new business because of lack of financing and it was forced to discontinue its correspondent and wholesale mortgage operations, warehouse operations and retail lending operations.

           Furthermore, as a result of significant operating losses for 2007, the only quarterly dividend paid during 2007 was for the first quarter, which has been considered a return of capital. The Company's stock price also dropped from a high of $9.11 during the first quarter to a low of $0.20 during 2007 during the fourth quarter. All stock options outstanding as of December 31, 2007, aggregating 5,939,914 shares, currently have exercise prices that are below the Company's current stock price, or "out-of-the-money".

           Due to the change in the Company's business, the function of our executive officers changed from one of seeking growth to one of business survival. More than 650 employees of the Company were let go during 2007 to allow the Company to adjust to the new business environment.

           Further, as of December 31, 2007, the five-year employment agreements with Messrs. Tomkinson and Ashmore and Richard Johnson, the Company's former Chief Operating Officer, expired. The Compensation Committee believed that the expired contracts were not deemed to be an appropriate basis for a new contract because of the dramatic change in the Company's business model.

           Given this dramatic change in our business operations, the criteria that are used to evaluate performance have also adjusted. Prior to and during 2007, key financial measurements such as taxable net income (loss), return on equity, common equity distributions, total assets, book value per common share were factors that we used in making compensation decisions. However, in light of the change in our business strategies, the Compensation Committee's current focus is to provide incentive to the executive officers to ensure the success of the Company.

Role of Management, Consultants and Peers Groups

           In reviewing and making compensation decisions of other executive officers, the Committee has in the past and may in the future consult with the Company's Chief Executive Officer, Joseph R. Tomkinson, President, William S. Ashmore and other executive officers. These officers review the performance of the other executive officers, provide annual recommendations for individual management objectives, and provide input on strategic initiatives. Mr. Tomkinson has also been given authority to negotiate employment terms within certain parameters as approved by the Compensation Committee.

           In some cases, we have reviewed reports from consultants to assist us in determining appropriate compensation arrangements for executive officers. For example, in 2006, we reviewed a report from Pearl Meyer & Partners with respect to Gretchen Verdugo's compensation arrangements, in which case we endeavored to be in the median. We also have reviewed publicly available compensation of peer companies with which we compete in various business segments. These companies have included Countrywide Home Loans, IndyMac Bancorp, NovaStar Financial, Inc., Arbor Realty Trust Inc., American Home Mortgage Investment Corp., Annaly Mortgage

Management, Inc., Anworth Mortgage Asset Corporation, Capstead Mortgage Corp., Hanover Capital Mortgage Holdings Inc., MFA Mortgage Investments, Inc., Redwood Trust, Inc., Saxon Capital, Inc., and Thornburg Mortgage Asset Corporation. We believe that prior to 2007, our Named Executive Officers fell within the median of the amounts awarded by the peer group companies to their respective officers.

           Although the Compensation Committee explored the use of compensation consultants, and has used compensation consultants in the past, it did not use or rely on reports of compensation consultants during 2007 in connection with determining appropriate compensation and arrangements for Messrs. Tomkinson and Ashmore due to the uncertainty of the current business environment and unprecedented interruption of the Company's business model.

Elements of our Executive Compensation Program

           Historically and for 2007, our executive compensation program consisted of the following elements:

  (1)
  base salary;

  (2)
  quarterly and annual cash-based incentive compensation;

  (3)
  stock-based plans and equity awards;

  (4)
  fringe benefits including standard employee health, welfare and retirement benefits; and

  (5)
  severance benefits.

           We do not have formal policies relating to the allocation of total compensation among the various elements. However, both management and the Committee believe that the more senior the position an executive holds, the more influence they have over our financial performance. Prior to 2007, it was believed that a greater amount of an officer's compensation should be at-risk based on the Company's performance. For example, compensation arrangements for the Named Executive Officers, except Gretchen Verdugo, that were established prior to 2007 were more heavily weighted on quarterly and annual cash-based incentive compensation. For all of the Named Executive Officers as a group, an average of 50% of each officer's total compensation in 2007 (as reflected in the Summary Compensation Table) was at-risk, performance-based compensation.

           In light of the expiration of the employment agreements as of December 31, 2007 with Messrs. Tomkinson and Ashmore and the change in the mortgage market and the Company's business operations, the Compensation Committee began to analyze the most appropriate mix of compensation for these executive officers. Because the market continued to deteriorate during 2007 and had materially changed since the previous employment contracts were approved, the Compensation Committee believes that short-term contracts would be more appropriate in this current market environment. In the end, the Compensation Committee anticipates approving two-year contracts that start January 1, 2008 and end December 31, 2009. The Compensation Committee believes that these contracts will allow the Company to develop and implement a revised business model.

           Under the proposed terms for the new employment agreements, the cash incentive compensation, as previously provided in the expired employment agreements, will be eliminated and Messrs. Tomkinson and Ashmore will be compensated with a cash base salary and equity incentive compensation through option awards, including any DERs.

Base Salary

           The Committee sets an executive's base salary with the objective of attracting and retaining highly qualified individuals for the relevant position and rewarding individual performance. When setting and adjusting individual executive salary levels, the Committee considers the relevant established salary range, the executive officer's responsibilities, experience, potential, individual performance, and contribution to the Company. The Committee also considers other factors such as our overall corporate budget for annual merit increases, unique skills, demand in the labor market and succession planning.

           The base salaries for Messrs. Tomkinson and Ashmore, which were originally established in 2003, were not subject to any annual adjustment. However, their employment agreements expired in December 2007. In determining the new proposed base salaries for Messrs. Tomkinson and Ashmore, the Compensation Committee considered whether goals and standards should be established. After review of the mortgage market, the efforts needed to succeed in the current market and the need to retain management to ensure the continuation and success of the Company, the Compensation Committee has recommended that their current salaries remain in place, without any automatic adjustment, for the next two years. These shorter agreement terms will allow Messrs. Tomkinson and Ashmore a period of time to implement new strategies and goals for the Company and will provide the Compensation Committee the ability to re-evaluate their base salaries in light of the Company's success in the market that will exist at that time. The base salary for William D. Endresen, President of ICCC, which is still subject to a pre-existing employment agreement, is subject to an automatic annual cost of living adjustment based on the consumer price index while Mr. McCormick's and Ms. Verdugo's base salaries were not subject to automatic adjustment.

Quarterly and Annual Cash-Based Incentive Compensation

           Historically, we have used cash-based incentive compensation to emphasize and reward the attainment of certain annual or quarterly financial goals and corporate or individual performance metrics. For 2007, incentive compensation for Messrs. Tomkinson and Ashmore, and a substantial majority of incentive compensation for Mr. Endresen, was paid on a quarterly basis, while incentive compensation for Ms. Verdugo and Mr. McCormick was paid on an annual basis. The performance metrics and performance targets for our annual and quarterly cash incentive bonuses were based on (i) internal business and strategic plans, and (ii) individual performance goals. The objective was to select performance metrics that provide a meaningful measure of our success in implementing our short-term business strategies that yield long-term benefits, such as increasing or maintaining the amount of mortgage loans in the Company's long-term mortgage portfolio, credit quality and portfolio earnings and increasing taxable income and distributions to stockholders.

           As discussed above, the change in the mortgage market and related business caused the Compensation Committee to change for 2008 its view of incentive compensation that is based on those factors. Instead, for Messrs. Tomkinson and Ashmore, as the Company is focusing on long-term success through an adverse market, the Compensation Committee believes that quarterly and annual cash-based incentive compensation based on financial performance is no longer appropriate. As such, it is anticipated that the cash-based incentive compensation will be eliminated in connection with entering into new agreements with Messrs. Tomkinson and Ahsmore. However, incentive compensation based on performance goals continues to remain under the terms of Mr. Endresen's pre-existing agreement.

           Company Performance Metrics.    The 2007 annual cash incentive awards for Messrs. Tomkinson and Ashmore were driven by a combination of the following Company performance metrics:

  •
  Taxable Net Income was an effective measure commonly used by our stockholders to assess the Company's financial performance, and therefore, we believed it was an appropriate measure on which to compensate these executives.

  •
  Return on equity measures capital efficiency across all business segments, which was historically critical to the success of a capital-intensive business.

           Based on these performance metrics, contractual incentive compensation for Messrs. Tomkinson and Ashmore was directly tied to the Company's financial performance and the Company's success in achieving its goal of providing income for distribution to our stockholders, during 2007. However, starting in 2008, we anticipate that these performance metrics will no longer be used to determine their cash incentive compensation.

           During 2007, Mr. Endresen received cash incentive compensation, based on portfolio credit quality and quarterly production of the commercial operations, and Mr. McCormick received incentive compensation based on his Company performance metrics related to portfolio earnings and credit quality, which measured the Company's investment decisions, hedging policy, interest rate risk and securitization strategies. These company-performance metrics consisted of up to approximately 72% and 25% of Mr. Endresen's and Mr. McCormick's incentive compensation, respectively. As the commercial operations have been discontinued, it is anticipated that Mr. Endresen's compensation for 2008 may be substantially lower.

           We believe that these performance metrics in the past have contributed in measuring our success in meeting our strategic objectives of maintaining and growing our overall business and contribute to the Company's goal to generate consistent and reliable income for distribution to our stockholders primarily from the earnings of our former operating businesses. However, these performance metrics are no longer as suitable in the current market. As such, for the near future until market conditions improve, we anticipate that we will focus on the accomplishment of business plan goals to measure an executive officer's success

           Individual Performance Metrics.    We also establish individual performance goals and objectives that relate to the Company's strategic goals and business plan. Individual performance metrics for Messrs. Endresen and McCormick consist of up to approximately 28% and 13% of their respective incentive compensation, while 100% of Ms. Verdugo's incentive compensation was based on individual performance objectives. Other executive officers may receive discretionary incentive compensation after review at the end of the year of any individual accomplishments based on the business plan.

           Performance Targets.    The quarterly and annual cash incentive awards were designed so that target performance would equal the performance reflected in our internal business plan and model. Target performance for the individual performance objectives for, and the amount of incentive compensation payable to, Ms. Verdugo and Messrs. McCormick and Endresen was based on the maximum incentive compensation that may be paid for each officer, multiplied by a percentage based on the percentage of the target completed by such officer. We believed the growth levels reflected in our 2007 internal business plan, and therefore reflected in our 2007 performance targets, were aggressive for these executive officers and that 100% completion was difficult to achieve. Mr. McCormick achieved 50% of his performance goals for 2007 while Ms. Verdugo achieved less than 50%. Based on the deterioration in the mortgage market and the closure of the commercial operations, Mr. Endresen did not achieve his quarterly production performance goals for the third quarter of 2007. However, in light of Mr. Endresen's performance and the Company's decision to discontinue the commercial operations, the Company waived the quarterly production performance goals and awarded him 50% of his bonus. Messrs. Tomkinson and Ashmore did not have performance targets as their incentive compensation was based on the Company's taxable net income.

Stock-Based Plans and Equity Awards

           We believe that long-term performance is aided by the use of stock-based awards which create an ownership culture amongst our executive officers that fosters beneficial, long-term performance by the Company. We have established an equity incentive plan to provide our employees, including our executive officers, as well as our directors and consultants, with incentives to help align their interests with the interests of stockholders. The Compensation Committee believes that the use of stock-based awards promotes our overall executive compensation objectives and expects that stock options will continue to be a significant source of potential compensation for our executives.

           A substantial majority of our awards are non qualified stock option grants with time-based vesting, and in some cases, with dividend equivalent rights whereby the participant receives cash payments based on dividends paid on the Company's common stock. In the past, we have granted stock options with performance-based vesting and awards of restricted stock with time-based vesting, and since stock dividends were one of the components that we typically use to measure our performance, we have also granted stock options with DERs and restricted stock awards to align the long-range interest of our executive officers with the interests of our stockholders. Our REIT structure requires us to distribute at least 90% of our taxable income.

           The Committee believes granting stock options to our executive officers encourages the creation of long-term value for our stockholders and promotes employee retention and stock ownership, all of which serve our overall compensation objectives. The amount of stock options, DERs or restricted stock that is granted to an officer is determined by taking into consideration the officer's position with IMH, overall individual performance, our performance and an estimate of the long-term value of the award considering current base salary and any cash bonus awarded. Other than the individual limit of 1.5 million shares awarded during any fiscal year, we do not have any limit on the amount of options or awards that may be granted to any executive officer. We intend to seek approval of an increase in the annual limit. The Compensation Committee determines the appropriate criteria for granting awards to executive officers, which generally includes individual performance, our strategic goals and our financial condition. The exercise price of any stock option issued by us will be the closing price on the New York Stock Exchange on the grant date. The Compensation committee issues awards under the Company's equity incentive plan once a year typically within 60 days of the Company's annual stockholder meeting.

2007 and 2008 Grants

           With the deterioration of the mortgage market during 2007, the Compensation Committee did not grant any restricted stock or stock options to the Named Executive Officers in 2007. Although the Compensation Committee granted options to other employees in July 2007 in order to boost morale and for retention, the Committee did not grant any options to its executive officers due to the ever-changing market conditions, determination of the Company's new business strategies and the uncertainty of negotiations with the CEO and President upon expiration of their previous employment agreements. However, the Company made option grants to the Named Executive Officers in February 2008 to further incentivize them as the mortgage market continued to deteriorate. In February 2008, the Company granted 2 million options to each of Messrs. Tomkinson and Ashmore in an effort to incentivize them to remain with the Company and implement new business strategies for the Company. If the stockholders do not approve to increase the annual maximum award limit from 1.5 million shares to 5 million shares, the option grants to Messrs. Tomkinson and Ashmore will have to be reduced by 500,000 each. In order to promote retention and provide incentive to build the Company's business, the 2008 option grants vest after two years and expire at the end of five years from the date of grant. Since we will not rely as heavily on cash incentive compensation, we believe that we may award more options in the future to individuals.

Fringe Benefits

Health Benefits

           During 2007, we provided the following benefits to all of our U.S. salaried employees, including the Named Executive Officers: medical, dental and prescription coverage, company-paid short- and long- term disability insurance, and paid vacation and holidays.

Retirement Benefits

           We maintain the Impac Companies 401(k) Savings Plan for all full time employees, including the executive officers, with at least six months of service. The 401(k) Plan provides that each participant may contribute up to 25% of salary pursuant to certain restrictions. The Company contributes to the participant's plan account at the end of each plan year 50% of the first 4% of salary contributed by a participant. Subject to the rules for maintaining the tax status of the 401(k) Plan, an additional company contribution may be made at our discretion, as determined by the Board of Directors. Contributions made by us to the plan for the years ended December 31, 2007 and 2006 were approximately $487,000 and $977,000, respectively.

Severance

           Currently, all the Named Executive Officers are entitled to certain severance benefits under the terms of each officer's respective employment agreement, which are on file with the SEC. Severance benefits are intended to ease the consequences of an unexpected or involuntary termination of employment and give the executive an opportunity to find new employment. The severance payments for the Named Executive Officers are currently for an 18 month period. The severance payment periods for Messrs. Endresen and Ms. Verdugo were determined based on a period that is half the terms of their employment agreements as the Compensation Committee believed that was reasonable at that time. Although the new employment agreements for Messrs. Tomkinson and Ashmore are for 2 years, their severance payments periods are also 18 months as the Committee believes that this period is reasonable in light of their positions, value to the Company and length of service. We do not provide for change of control payments. Please see the discussion below entitled "Potential Payments upon Termination and Change-in Control" for a further description of severance payments for each Named Executive Officer.

Perquisites

           The Committee typically prefers to compensate our executive officers in cash and equity rather than with perquisites and does not view perquisites as a significant element of our total compensation structure. Executive officers usually receive a car allowance.

Tax and Accounting Implications

Deductibility of Executive Compensation

           Under Section 162(m) of the Internal Revenue Code, publicly-held corporations may not take a tax deduction for compensation in excess of $1 million paid to any of the executive officers named in the Summary Compensation Table during any fiscal year. There is an exception to the $1 million limitation for performance-based compensation meeting certain requirements, including compensation based upon performance goals determined by a compensation committee consisting solely of two or more outside directors, the material terms of which are approved by a majority vote of the stockholders prior to the payment of such remuneration. Plus, performance objectives must be established in the first 90 days of the performance period. To maintain flexibility in compensating executives in a manner designed to promote varying corporate goals, the compensation committee has not adopted a policy requiring all compensation to be deductible under 162(m). However, the compensation committee considers deductibility under Section 162(m) with respect to compensation arrangements for executives, and to the extent applicable, intends to qualify for the exception under 162(m). The incentive compensation under the proposed 2008 employment agreements with each of Messrs. Tomkinson and Ashmore and our 2001 Stock Plan are structured with the intent to meet the compensation deduction under Section 162(m). However, with respect to their February 2008 grants of 2 million options each, even if the annual individual limit of 1.5 million shares is increased, the compensation expense related to the excess 500,000 shares would still not be eligible for the tax-deduction exception under Section 162(m). However, the Company does not believe that this would be material as it has a sizable net operating loss tax carry-forward.

           The Compensation Committee regularly reviews our compensation programs to determine the deductibility of the future compensation paid or awarded pursuant thereto and will seek guidance with respect to changes to our existing compensation program that will enable IMH to continue to attract and retain key individuals while optimizing the deductibility to IMH of amounts paid as compensation. However, this policy does not rule out the possibility that compensation may be approved that may not qualify for the compensation deduction if, in light of all applicable circumstances, it would be in the best interests of the Company for such compensation to be paid.

Nonqualified Deferred Compensation

           On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law, changing the tax rules applicable to nonqualified deferred compensation arrangements. While the final regulations are not yet effective, we believe we are operating in good faith compliance with statutory provisions that were effective on January 1, 2005. When the regulations are finalized, we will assess the impact on our compensation programs and make appropriate amendments.

Accounting for Share-Based Compensation

           Beginning on January 1, 2006, we began accounting for our stock option awards in accordance with the requirements of FASB Statement 123R, "Share-Based Payments." Before we grant stock-based compensation awards, we consider the accounting impact of the award as structured and under various other scenarios in order to analyze the expected financial statement impact of the award.

Compensation Committee Report (1)

           The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis, or CD&A, contained in this Annual Report on Form 10-K. Based on this review and discussion, the Compensation Committee has recommended to the board of directors that the CD&A be included in this Annual Report on Form 10-K.

(1)
The material in this report is not "soliciting material," is not deemed "filed" with the Securities and Exchange Commission, and is not to be incorporated by reference into any filing of Impac Mortgage Holdings, Inc. under the Securities Act or the Exchange Act.

Compensation Committee James Walsh (Chairman) Leigh J. Abrams Stephan R. Peers

Compensation Committee Interlocks and Insider Participation

           During 2007, our compensation committee consisted of Messrs. Walsh, Abrams and Peers. During the fiscal year, no member of the compensation committee was, an officer or employee of IMH, nor was any member of the compensation committee formerly an officer of IMH. No member of the Compensation Committee during our 2007 fiscal year was part of a "compensation committee interlock" as described under SEC rules. In addition, none of our executive officers served as a director or compensation committee member of another entity that would constitute a "compensation committee interlock."

2007 Summary Compensation Table

           The following table presents compensation earned by our executive officers for the years ended December 31, 2007 and 2006 (the "Named Executive Officers"). The compensation of our Named Executive Officers is based on each of their employment agreements in effect during 2007, which are further described below under "Employment Agreements."

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Non-Equity Incentive Plan Compensation ($)		Nonvested Stock Awards ($) (1)	Option Awards ($) (2)	All Other Compensation ($) (3)	Total ($)
Joseph R. Tomkinson Chairman of the Board and Chief Executive Officer of IMH,IFC and IWLG	2007 2006	613,846 600,000	163,779 426,241		- -	(38,865 32,060)	126,280 276,301	865,041 1,334,602
Gretchen D. Verdugo (4) Former Executive Vice President and Chief Financial Officer of IMH and IFC	2007 2006	341,241 450,000	0 337,500	(5)	77,088 59,920	40,265 77,603	56,558 66,141	515,151 991,164
William S. Ashmore President of IMH; President of IFC and IWLG	2007 2006	511,538 500,000	170,290 443,186		- -	34,909 155,622	105,237 227,467	821,975 1,326,275
Andrew McCormick (7) Former Executive Vice President and Chief Investment Officer of IMH and IFC	2007	358,077	675,000		-	-	33,686	1,066,763
William D. Endresen President of ICCC	2007 2006	261,442 250,000	487,500 631,250	(6) (6)	- -	101,974 118,333	35,237 27,467	886,154 1,027,050

(1)
Represents the dollar amount recognized for financial reporting purposes for the fiscal years ended December 31, 2007 and 2006, in accordance with SFAS 123(R) (disregarding estimates of forfeitures). The amount reflects actual forfeitures of stock awards in the period the forfeitures were recorded in accordance with SFAS 123(R). During 2007, as a result of Ms. Verdugo's departure from the Company, she forfeited her unvested stock awards, and accordingly, the Company reversed approximately $46,000 in expense related to her stock awards. The stock awards column includes amounts expensed during 2006 and 2007 for nonvested stock granted in 2005 and 2006.
(2)
Represents the dollar amount recognized for financial reporting purposes in accordance with SFAS 123(R) (disregarding estimates of forfeitures). See Note 13 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007 for a discussion of the relevant assumptions used in calculating these amounts. The amounts expensed in 2007 reflect a reversal of the expense recognized in prior periods for Messrs. Tomkinson and Ashmore's performance based options, which are described on footnote (1) to the table entitled "Outstanding Equity Awards at December 31, 2007" since the performance goals for 2007 related to these options were not met.
(3)
With respect to 2007, includes, a car allowance, employer (IMH) 401(k) contributions, and insurance benefits provided by the Company, and with respect to Messrs. Tomkinson and Ashmore, also includes non-preferential cash payments based on DER awards attached to options granted through 2001, each of which is set forth in the following table:

All Other Compensation

Name	Dividend Equivalent Rights	Car Allowance	IMH 401 K Contributions	Insurance Benefit IMH Portion	Consulting Fees *	Tuition Reimbursement	Total
Joseph R. Tomkinson	$84,000	$14,732	$9,615	$17,933	$-	$-	$126,280
Gretchen D. Verdugo	-	4,385	9,615	17,933	14,982	9,643	56,558
William S. Ashmore	70,000	6,139	11,166	17,933	-	-	105,237
Andrew McCormick	-	6,139	9,615	17,933	-	-	33,686
William D. Endresen	-	6,139	11,166	17,933	-	-	35,237	*

*
Based on a consulting agreement entered into in connection with Ms. Verdugo's departure from the Company.
(4)
Effective December 3, 2007, Ms. Verdugo signed a consulting agreement which requires the Company to pay her an amount equal to $200,000 over a 12-month period, paid bi-monthly. During 2007, the Company paid her $14,982.

(5)
Ms. Verdugo's Bonus Incentive Compensation consisted of a discretionary bonus of up to 75% of her base salary paid during the fiscal year in accordance with her agreement. The Bonus Incentive Compensation was based upon annual Individual Management Objectives which were established at the beginning of each year by the Company. Bonus Incentive Compensation was determined each fiscal year by the Company in its sole discretion by multiplying (i) $337,500 (the maximum attainable Bonus Incentive Compensation() multiplied by (ii) a percentage based on percentage completion of individual management objectives. Ms. Verdugo was not paid any incentive compensation for 2007 as she did not satisfy the targets.
(6)
Mr. Endersen's total annual Bonus Incentive Compensation is an annual amount up to $900,000 to be allocated as follows: (i) up to $250,000 based upon quarterly Portfolio Credit Quality goals; (ii) up to $250,000 based upon quarterly Individual Management Objectives; (iii) up to $300,000 based upon Quarterly Production Goals; and (iv) up to $100,000 as an Annual Production Incentive. The Bonus Incentive Compensation is determined quarterly and is paid within thirty (30) days of each quarter end for which the bonus has been earned, with the exception of the Annual Production Incentive which is paid, if earned, within thirty (30) days of year end. For 2007, Mr. Endresen received a bonus based on the percentages for each quarter as indicated in the table below. For a further description of his incentive compensation, see "Employment Agreements" below. Although Mr. Endresen did not achieve the quarterly production goals in the third quarter of 2007, he received 50% of his bonus for the third quarter production goal, as shown in the table below.

	Percentages Received for
Incentive Compensation
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Portfolio Credit Quality	0	100%	100%	0
Individual Management Objectives	100%	100%	100%	100%
Quarterly Production	0	100%	50%	0
(7)
Mr. McCormick joined the Company in November 2006, and was not a Named Executive Officer in 2006. He departed the Company as of March 31, 2008. Mr. McCormick's incentive compensation, which is described below under "Employment Agreements", is based on satisfying (i) 50% of his performance metric goals (portfolio earnings, credit quality and performance objectives) and 50% of his individual management objectives, and (ii) $500,000 for being in good standing at the end of 2007.

Outstanding Equity Awards at December 31, 2007

           The following table sets forth the outstanding stock options for each of our named executives as of December 31, 2007. The Company did not grant any plan-based equity awards to the Named Executive Officers during 2007.

OPTION AWARDS

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Joseph R. Tomkinson	240,000 -	- 150,000	(5) (1)	$4.18 9.94	3/27/2011 8/18/2010
Gretchen D. Verdugo	-	-		-	-
William S. Ashmore	200,000 - 100,000	- 150,000 -	(5) (1) (2)	4.18 9.94 23.10	3/27/2011 8/18/2010 8/2/2008
Andrew McCormick	-	-		-	-
William D. Endresen	25,000 33,333 50,000	50,000 16,667 -	(4) (3) (2)	9.94 13.76 23.10	8/18/2010 8/12/2009 8/2/2008

(1)
On August 18, 2006, the Compensation Committee of the Board of Directors approved performance criteria for the 225,000 performance based options granted to each of Joseph R. Tomkinson and William S. Ashmore. The awards vest in one-third increments if the Company meets specified estimated taxable income targets over each of the three 12-month periods ending June 30, 2009. The options expire four years from the date of grant. If a portion of an award does not vest, the failure of that portion to vest will not affect the vesting of earlier or subsequent portions. These options were granted in the third quarter of 2006. The fair value of each performance based option was measured on the date of grant using the same assumptions used to value the service based options, and initially assumed that performance goals would be achieved. If such goals are not met, no compensation cost is recognized and any recognized compensation cost is reversed. Since the performance goals for 2007 were not met, the Company reversed all previous expense recorded for these performance based options.

(2)
These awards were granted on 8/2/2004 and vest over a three year period and terminate four years after the date of grant.
(3)
These awards were granted on 8/12/2005 and vest over a three year period and terminate four years after the date of grant.
(4)
These awards were granted on 8/18/2006 and vest over a three year period and terminate four years after the date of grant.
(5)
These awards were granted on 3/27/2001 and vested on the grant date and terminate ten years after that date.

Option Exercise and Stock Vested for 2007

           The following table sets forth information concerning option exercises and stock vesting in 2007 and option and stock values realized during 2007 for the Named Executive Officers:

Aggregated Option Exercises and Stock Vested in Last Fiscal Year

	Option Awards		Stock Awards
Name	Shares Acquired on Exercise (#)	Value Realized ($) on Exercise	Shares Acquired on Vesting (#) (1)	Value Realized on Vesting ($) (2)
Joseph R. Tomkinson	-	-	-	-
Gretchen D. Verdugo	-	-	11,727	$21,362
William S. Ashmore	-	-	-	-
Andrew McCormick	-	-	-	-
William D. Endresen	-	-	-	-

(1)
Represents shares of restricted stock awards that were granted in 2005 and 2006 and vested in 2007.
(2)
Based on the value of the Company's stock at the date of vesting, which was 10,060 shares at $1.85 per share and 1,667 shares at $1.65 per share.

Employment Agreements

Messrs. Tomkinson and Ashmore—Previous Employment Agreements

           On December 31, 2007, the employment agreements, which had been effective since April 1, 2003, for Joseph R. Tomkinson and William S. Ashmore expired pursuant to their terms. Pursuant to the terms of the previous employment agreements, Joseph R. Tomkinson received an annual base salary of $600,000 and William S. Ashmore received an annual base salary of $500,000 and each executive officer received other benefits, such as a car allowance, health benefits and accrued vacation.

           Each executive officer received incentive compensation, which was paid to each executive officer in an amount equal to our excess income, which is the greater of zero or net income, minus the product of (i) the ten year U.S. treasury rate plus 200 basis points and (ii) the average net worth multiplied by the number of days in the quarter and divided by 365, multiplied by 4.0875% in the case of Joseph Tomkinson and 4.25% in the case of William Ashmore. Net income was determined in accordance with the then-current tax law after the deduction of dividends, whether declared or paid on any of IMH's preferred stock equity during the period; however, before the total incentive compensation was paid to such officers, net income calculation was adjusted for the deduction for dividends paid on IMH's common stock and any net operating loss deductions arising from prior periods. Average net worth was IMH's accumulated net worth of $514.8 million plus the weighted average daily sum of the gross proceeds from any sale of IMH's common stock equity, before deducting any underwriting discounts and commissions and other expenses; plus the average balance quarter-to-date of the retained earnings for the quarter; less the weighted average daily sum of the gross proceeds used to repurchase IMH's stock, less the average balance quarter-to-date of the cumulative dividends declared on both IMH's common and preferred stock equity; plus an amount equal to the prior period losses. The ten year U.S. treasury rate is generally the arithmetic average of the weekly per annum ten year average yields published by the Federal Reserve during the quarter.

Messrs. Tomkinson and Ashmore—New Proposed Employment Agreements

           The Company is in final negotiations to enter into new employment agreements with Messrs. Tomkinson and Ashmore, but expects the terms of the new agreements to be substantially the following:

           The term of each employment agreement is expected to be from January 1, 2008 through December 31, 2009, unless terminated earlier, and will automatically renew for an additional two years unless we provide notice of non-renewal between July 15 and August 15, 2009.

           Base Salary, Discretionary Bonus and Other Compensation.    Mr. Tomkinson's and Mr. Ashmore's base salary are expected to be $600,000 and $500,000 per year, respectively, with no automatic adjustments, and each officer will be eligible to receive cash or stock bonuses in the sole discretion of the Board of Directors. Messrs. Tomkinson and Ashmore will also be eligible to receive paid vacation, an annual car allowance of $12,000, and participate in the health and other benefit plans and will be reimbursed for reasonable and necessary business and entertainment expenses. Each officer will be prohibited, without approval from the Board of Directors, from receiving compensation, directly or indirectly, from any companies with whom the Company or any of its affiliates has any financial, business, or affiliated relationship.

           Severance Compensation.    If Mr. Tomkinson's or Mr. Ashmore's employment is terminated for any reason, other than without cause or good reason, it is anticipated that each will be entitled to receive his base salary prorated through the termination date, any expense reimbursement due and owing for reasonable and necessary business, and entertainment expenses and accrued vacation benefits. If termination is due to death, then the officer will also receive six additional months of his base salary. If either officer is terminated without cause or resigns with good reason, he will also receive 18 months of his base salary, along with health benefits, to be paid out proportionally over an 18 month period. Termination with cause will include conviction of a crime of dishonesty or a felony with certain penalties, substantial failure to perform duties after notice, willful misconduct or gross negligence, or material breach of the employment agreement. Good reason will include material changes to employee's duties, relocation of the place of principal performance of Mr. Tomkinson's or Mr. Ashmore's responsibilities and duties to a location more than 65 miles, without his prior written consent, the Company's material breach of the employment agreement and failure by the Company to obtain from any acquirer of the Company an agreement to assume the employment agreement.

           Change of Control.    The employment agreement will not be terminated by merger, an acquisition by another entity, or by transferring of all or substantially all of the Company's assets. In the event of any such change of control, the surviving entity or transferee would be bound by the employment agreement.

Gretchen Verdugo

           On December 18, 2007, Impac Mortgage Holdings, Inc. and Gretchen D. Verdugo agreed to terminate Ms. Verdugo's employment agreement, originally entered into on May 1, 2006, and Ms. Verdugo resigned as the Company's Executive Vice President and Chief Financial Officer effective November 30, 2007. Under her employment agreement, Ms. Verdugo's base salary was $450,000 per year and she was eligible to receive an annual incentive bonus of up to 75% of her base salary, or $337,500. The incentive bonus was based upon mutually agreed upon goals/objectives that related to the Company's strategic goals and business objectives. The amount of the incentive bonus was determined by the percentage completion on an annual basis, as follows:

Percentage Completion of Goals	Percentage of Bonus Paid
Less than 50%	0%
50% to 75%	50%
75.01% to 99.99%	75%
100% or more	100%

           Ms. Verdugo did not receive any incentive compensation for 2007 as she did not satisfy at least 50% completion of the goals established. Ms. Verdugo was also eligible to receive a car allowance of $6,000, paid vacation and education reimbursement of up to $67,000 in addition to an annual grant of $300,000 in restricted non-vested stock, which stock received dividend payments during the vesting periods.

           In connection with her departure from the Company, Ms. Verdugo entered into a Consulting Agreement, effective December 3, 2007. Pursuant to the Consulting Agreement, the Company agreed to pay Ms. Verdugo an aggregate of $200,000 for the initial six months, provide reimbursement for business expenses and provide health care benefits, life insurance and short and long term disability until May 31, 2008.

William D. Endresen

           Effective May 1, 2006, Impac Commercial Capital Corporation and William D. Endresen entered into an employment agreement. The employment agreement terminates on December 31, 2008, unless terminated earlier.

           Guaranty.    Because IMH will receive direct and indirect benefits from the performance of Mr. Endresen under the employment agreement, IMH entered into a guaranty also effective as of May 1, 2006, in favor of Mr. Endresen. Under the terms of the guaranty, IMH promises to pay any and all obligations owed to Mr. Endresen in the event of default by ICCC.

           Base Salary, Bonus Incentive and Other Compensation.    Pursuant to the terms of the employment agreement, Mr. Endresen receives a base salary of $250,000 per year, which is subject to annual cost of living adjustment based on the consumer price index. Mr. Endresen is also eligible to receive a bonus incentive compensation of up to an aggregate of $900,000 paid quarterly as follows:

  •
  up to $250,000 is based upon ICCC's portfolio credit quality, which is mutually agreed upon in conjunction with ICCC's business plan; and

  •
  up to $250,000 is based upon mutually agreed upon quarterly individual management objectives that relate to ICCC's strategic goals and business plan.

           The amount of the portfolio credit quality and individual management objectives incentive bonuses are each determined by the percentage completion on an annual or quarterly basis, as follows:

Percentage Completion of Goals	Percentage of Bonus Paid
Less than 50%	0%
50% to 75%	50%
75.01% to 99.99%	75%
100% or more	100%

           Mr. Endresen may also receive up to $300,000 based upon mutually agreed upon quarterly production goals for ICCC, which amount paid is determined by the percentage completion on a quarterly basis, as follows:

Percentage Completion of Goals	Percentage of Bonus Paid
Less than 75%	0%
75% to 79.99%	50%
80% to 89.99%	60%
90% to 99.99%	80%
100% or more	100%

           Furthermore, Mr. Endresen is eligible to receive additional annual bonus incentive compensation of up to $100,000 that is based upon mutually agreed annual production incentive for ICCC. Mr. Endresen is only paid the bonus if he completes 100% or more of the annual production goals.

           Mr. Endresen is also eligible to receive a car allowance of $6,000, paid vacation and to participate in health and other benefit plans. Mr. Endresen is prohibited, without prior approval of the Board of Directors, from receiving compensation, directly or indirectly from any companies with whom ICCC or any of its affiliates has any financial, business or affiliated relationship.

           Severance Compensation.    If Mr. Endresen's employment is terminated for any reason, other than without cause or good reason, Mr. Endresen will receive his base salary, bonus incentive compensation and accrued vacation benefits prorated through the termination date. If Mr. Endresen is terminated without cause or resigns with good reason, he will receive 18 months of his base salary and 18 months' incentive compensation based on the average incentive compensation received during the 18 months prior to termination, along with health benefits, to be paid out proportionally over an 18 month period. Termination with cause includes conviction of a crime of dishonesty or a felony with certain penalties, substantial failure to perform duties after notice, willful misconduct or gross negligence, or material breach of the employment agreement. Good reason includes material changes to employee's duties, relocation of the Company's business by more than 65 miles without employee's consent, the Company's material breach of the employment agreement or, in the event of a change of control, the acquiring company fails to assume the agreement. Mr. Endresen has agreed not to compete with ICCC during the 18 months that severance payments are made, provided that the agreement not to compete will be waived if Mr. Endresen foregoes the severance compensation.

           Change of Control.    The employment agreement will not be terminated by merger, an acquisition by another entity, or by transferring of all or substantially all of ICCC's assets. In the event of any such change of control, the surviving entity or transferee, will be bound by the employment agreement.

Andrew McCormick

           We entered into an employment agreement with Andrew McCormick, our former Chief Investment Officer, in November 2006. Mr. McCormick departed the Company on March 31, 2008 and did not receive any severance payments. Pursuant to his agreement, Mr. McCormick's base salary was $350,000 per year and he was eligible to receive a performance incentive bonus and an annual incentive bonus of up to an aggregate of $1,350,000. The performance incentive bonus consisted of the following:

  •
  up to $175,000 based upon portfolio earnings, credit quality and performance objectives, which are mutually agreed upon each year in conjunction with the Company's business plan; and

  •
  up to $175,000 based upon mutually agreed upon annual individual management objectives, which are also mutually agreed upon each year in conjunction with the Company's business plan.

           The amount paid under each category of the performance incentive bonus was determined by the percentage completion on an annual basis, as follows:

Percentage Completion of Goals	Percentage of Bonus Paid
Less than 50%	0%
50% to 75%	50%
75.01% to 99.99%	75%
100% or more	100%

           The annual incentive bonus was up to $1.0 million and was based upon annual taxable income. For 2007, Mr. McCormick was entitled to receive (i) $500,000 if the Company's taxable income exceeds an annualized rate of $1.15 and $1.45 for the periods January 1, 2007 through June 30, 2007 and July 1, 2007 through December 31, 2007, respectively, and (ii) the remaining $500,000 will be paid if Mr. McCormick is in good standing at the end of the year. Based on completing 50% of his goals for 2007, Mr. McCormick received half of each performance incentive bonus and $500,000 for being in good standing at the end of the year.

Potential Payments upon Termination and Change-in-Control

           Although the previous employment agreements for Messrs. Tomkinson and Ashmore were still effective as of December 31, 2007, those agreements have expired and it is expected that Messrs. Tomkinson and Ashmore will enter into new employment agreements. Accordingly, the information provided in the table below is based on the anticipated new employment agreements. Based on the termination provisions of the potential new employment agreements of Messrs. Tomkinson and Ashmore, and the employment agreements of Messrs. Endresen and McCormick all of which are described in more detail under "Employment Agreements", if each Named Executive Officer was terminated without cause or resigned for good reason as of December 31, 2007, they would have received the following aggregate payments:

	Continuation of Benefits (1)
Name	Cash Severance	(#MO)	($)	Bonus (2)	Total
Joseph R. Tomkinson	$900,000	18	$26,900	$-	$926,900
William S. Ashmore	$750,000	18	$26,900	$-	$776,900
Andrew McCormick	$350,000	12	$17,933	$500,000	$867,933
William D. Endresen	$375,000	18	$26,900	$939,953	$1,341,852

(1)
Represents the number of months and dollar value of health benefits, stock options and non-vested stock vesting that the officer would have received after separation from the Company.
(2)
Based on the maximum bonus that would have been paid if the employee was terminated at December 31, 2007.

           In connection with Ms. Verdugo's departure from the Company in December 2007, her employment agreement was terminated. As such, we did not include a description of the potential payments upon her termination. However, please refer "Employment Agreements" for a discussion of the arrangements entered into with Ms. Verdugo in connection with her departure. Mr. McCormick departed the Company in March 2008 and did not receive any severance payments.

           None of the Named Executive Officers would receive payments upon a change-on-control.

Director Compensation

           Set forth below is the compensation earned for our non-employee directors during 2007. Messrs. Tomkinson and Ashmore received no additional compensation for their services as directors.

DIRECTOR COMPENSATION FOR 2007

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	Total ($)
James Walsh	$103,813	$10,268	$64,868	$178,949
Frank P. Filipps	134,313	10,268	64,868	209,449
Stephan R. Peers	128,313	10,268	64,868	203,449
William E. Rose (4)	86,375	-	74,278	160,653
Leigh J. Abrams	127,125	10,268	64,868	202,261

(1)
The amount includes dividend equivalent rights expensed by the Company for Messrs. Walsh, Filipps, Peers, Rose, and Abrams in the amounts of $11,813, $11,813, $11,813, $7,875, and $7,875, respectively.
(2)
Represents the dollar amount recognized for financial reporting purposes for the fiscal year ended December 31, 2007, in accordance with SFAS 123(R) (disregarding estimates of forfeitures), and includes amounts from restricted stock awards granted in 2006 and vested in 2007. In August 2006, each director, except Mr. Rose, received a restricted stock award of 3,099 shares that vests in equal installments over three years. During 2007, a total of 1,033 shares of the restricted stock award vested leaving 2,066 unvested shares as December 31, 2007.
(3)
Represents the dollar amount recognized for financial reporting purposes for the fiscal year ended December 31, 2007, in accordance with SFAS 123(R) (disregarding estimates of forfeitures), and includes amounts from option awards granted in 2007 and prior thereto. See Note 13 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007 for a discussion of the relevant assumptions used in calculating these amounts. The grant date fair value of the 2007 option awards for each of Messrs. Walsh, Filipps, Peers, Rose, and Peers was $24,052. The aggregate number of option awards outstanding at December 31, 2007 for Messrs. Walsh, Filipps, Peers, Rose and Abrams was 173,750; 183,750; 173,750; 182,500; 162,500, shares, respectively. These awards generally vest annually over a three-year period from the date of grant and expire after four years.

(4)
William E. Rose is not standing for re-election as a director, which means that his term will expire immediately prior to the Meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information

           Our current stock plan consists of our 2001 Stock Option, Deferred Stock and Restricted Stock Plan, which was approved by our stockholders on July 25, 2001. Our 2001 Stock Plan authorizes our Board of Directors to grant awards that include incentive stock options as defined under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), non-qualified stock options, deferred stock, non-vested stock and dividend equivalent rights.

           The following table summarizes our equity compensation plan information as of December 31, 2007 with respect to outstanding awards and shares remaining available for issuance under our equity compensation plans. All options as of December 31, 2007 were out-of-the-money. The Company has no intention of re-pricing any outstanding options. Information is included in the table as to common stock that may be issued pursuant to the Company's equity compensation plans.

Equity Compensation Plan

Plan Category	Number of securities to be issued upon exercise of outstanding options (A)	Weighted-average exercise price of outstanding options (B)	Number of securities remaining available for future issuance (excluding securities in col A) (C)
Equity compensation plans approved by stockholders	5,939,914	10	3,369,039
Equity compensation plans not approved by stockholders	-	-	-

Total	5,939,914	10	3,369,039

           The 2001 Stock Plan contains a provision whereby on January 1st of each year the maximum number of shares of stock may be increased by an amount equal to the lesser of (a) 3.5% of the total number of shares of stock outstanding on such anniversary date, and (b) a lesser amount as determined by the Board of Directors; provided, further, that of such amount the maximum aggregate number of ISOs shall be increased on January 1st of each year to the lesser of (a) 3.5% of the total number of shares of stock outstanding on such anniversary date, and (b) 3.5% of the total number of shares of stock outstanding on the effective date of the plan. Pursuant to this provision, subsequent to December 31, 2007 the number of shares authorized for issuance under the 2001 Stock Plan increased by 2,664,425.

Security Ownership of Certain Beneficial Owners and Management

           The following table sets forth certain information known to us with respect to beneficial ownership of our common stock as of the April 14, 2008 by (i) each director, (ii) each Named Executive Officer (expect Gretchen Verdugo and Andrew McCormick who are no longer with the Company), (iii) each person known to us to beneficially own more than five percent of our common stock, and (iv) all directors and executive officers as a group. Unless otherwise indicated in the footnotes to the table, the beneficial owners named have, to our knowledge, sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Howard Amster (2)	6,653,352	7.6%
Ronald Gutfleish (3)	5,252,552	6.0%
Kelly Capital Investments, LLC (4)	3,831,806	4.4%
Joseph R Tomkinson (5)	586,002	0.7%
William S Ashmore (6)	444,606	*
James Walsh (7)	135,848	*
William E Rose (8)	123,165	*
Frank P Filipps (9)	125,181	*
Stephan R Peers (7)	122,514	*
Leigh J Abrams (10)	112,931	*
William D. Endresen (11)	109,923	*
Todd R. Taylor (12)	34,592	*
Directors and executive officers as a group (10 persons) (13)	2,052,012	2.4%

*
Less than 1%
(1)
Except as otherwise noted, all named beneficial owners, can be contacted at 19500 Jamboree Road, Irvine, California 92612.
(2)
The shares reported for Mr. Amster consists of the following, which is based on a Schedule 13D, as amended, and filed with the SEC on December 4, 2006: (a) Howard Amster who beneficially owns 5,396,535 shares, of which he has sole voting and investment power over 4,513,950 shares and shared voting and investment power over 2,094,485 shares; (b) Howard M. Amster 2005 Charitable Remainder Unitrust, of which Mr. Amster has funded and is trustee and which beneficially owns, and has shared voting and investment power over, 5,900 shares; Mr. Amster disclaims beneficial ownership of the shares owned by this Unitrust; (c) Amster Limited Partnership, of which Mr. Amster is a 10% owner and General Partner and which beneficially owns, and has shared voting and investment power over, 6,300 shares; (d) Amster Trading Company, of which Mr. Amster is a 100% owner and which beneficially owns 214,185 shares, and has shared voting and investment power over 1,408,185 shares; (e) Amster Trading Company Charitable Remainder Unitrusts, which beneficially owns, and has shared voting and investment power over, 1,194,000 shares: these Unitrusts have been funded by Amster Trading Company and Mr. Amster is the trustee, both disclaim beneficial ownership of these shares; (f) Samuel J. Heller, who beneficially owns, and has shared voting and investment power over, 12,000 shares; (g) Samuel J. Heller Irrevocable Trust, of which Mr. Amster is a co-trustee, and which beneficially owns, and has shared voting and investment power over, 12,000 shares; Mr. Amster disclaims beneficial ownership of the shares in this Trust; (h) Let's Get Organized, Inc., which is owned 100% by Mr. Zlatin, and which beneficially owns, and has shared voting and investment power over, 700 shares; (i) Pleasant Lake Apts Corp., which is owned 100% by Mr. Amster and which beneficially owns, and has shared voting and investment power over, 35,000 shares; (j) Pleasant Lake Apts Ltd Partnership, of which Mr. Amster is a 99.75% owner and which beneficially owns, and has shared voting and investment power over, 25,000 shares; (k) Ramat Securities Ltd., which is owned by Messrs. Amster and Zlatin and which beneficially owns, and has shared voting and investment power over, 627,100 shares; (l) Tova Financial, Inc. ("Tova"), which is owned by Gilda and David Zlatin and which beneficially owns 18,900 shares, and has shared voting and investment power over, 25,930 shares; (m) Tova Financial, Inc. Charitable Remainder Unitrust ("Tova Unitrust"), which beneficially owns, and has shared voting and investment power over, 7,030 shares; this Unitrust has been funded by Tova Financial, Inc., and David and Gilda Zlatin are co-trustees of the Unitrust; each such party disclaims beneficial ownership of the shares in the Unitrust; (n) ZAK Group LLC, which is owned by Mr. Zlatin and Amster Limited Partnership, and which beneficially owns, and has shared voting and investment power over, 6,300 shares; (o) David Zlatin, who beneficially owns 668,965 shares, and has shared voting and investment power over, 668,030 shares, and sole voting and investment power over 7,965 shares; (p) David Zlatin and Gilda Zlatin JTWROS, who beneficially own 33,900 shares and have shared voting and investment power over 33,930 shares; and (q) Gilda Zlatin, who beneficially owns 29,222 shares, and has shared voting and investment power over 33,930 shares and has sole voting and investment power over 2,322 shares. Except for their holdings as JTWROS and in Tova and

  Tova Unitrust, David and Gilda Zlatin each disclaim shared voting and dispositive power over shares that each may own as a beneficial owner. The following are the addresses for such group members: persons listed in (a) through (e), (h) and (j): 23811 Chagrin Blvd., #200, Beachwood, Ohio 44122; persons listed in (f) and (g): 1550 N. Stapley Dr., #131, Mesa, Arizona 85203; persons listed in (h): 2542 Biscayne Blvd., Beachwood Ohio 44122; persons listed in (j): 7530 Lucerne Dr. #101, Middleburg Heights, Ohio 44130; persons listed in (l). (m), (o) through (q): 2562 Biscayne Blvd., Beachwood, Ohio 44122; and persons listed in (n): 221 Allynd Blvd, Chardon, Ohio 44024.

(3)
Based on a Schedule 13G filed on February 14, 2008, Mr. Gutfleish is the managing member of two limited liability companies, which manage one or more private investment funds that hold the Company's shares. Mr. Gutfleish has shares voting and investment power over the shares. The address for Mr. Gutfleish is c/o Elm Ridge Capital Management, LLC, 3 West Main Street, 3rd Floor, Irvington, New York 10533.
(4)
Based on a Schedule 13D filed on January 10, 2008, the shares are also beneficially owned by Kelly Capital, LLC, which owns all of the outstanding membership interests of Kelly Capital Investments, LLC, and Michael Kelly, whose trust owns the membership interests of Kelly Capital, LLC. The address is c/o Kelly Capital, LLC, 225 Broadway, 18th Floor, San Diego, CA 92101.
(5)
Includes (i) options to purchase 315,000 shares that are exercisable or exercisable within 60 days of April 14, 2008 and (ii) 285,205 shares held in trust with Mr. Tomkinson as trustee.
(6)
Includes (i) options to purchase 375,000 shares that are exercisable or exercisable within 60 days of April 14, 2008 and (ii) 79,665 shares held in trust with Mr. Ashmore as trustee.
(7)
Includes options to purchase 107,082 shares that are exercisable or exercisable within 60 days of April 14, 2008.
(8)
Includes (i) options to purchase 102,499 shares that are exercisable or exercisable within 60 days of April 14, 2008 and (ii) 300 shares held as custodian for his children.
(9)
Includes options to purchase 117,082 shares that are exercisable or exercisable within 60 days of April 14, 2008.
(10)
Includes options to purchase 95,832 shares that are exercisable or exercisable within 60 days of April 14, 2008.
(11)
Includes options to purchase 108,333 shares that are exercisable or exercisable within 60 days of April 14, 2008.
(12)
Includes options to purchase 33,332 shares that are exercisable or exercisable within 60 days of April 14, 2008.
(13)
Includes options to purchase an aggregate of 1,419,575 shares that are exercisable or exercisable within 60 days of April 14, 2008.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions With Management And Others

           In the ordinary course of business, mortgage loans have been and may be extended to officers and directors of IMH and their immediate family members. All such loans are made at the prevailing market rates and conditions existing at the time.

           Pursuant to our Code of Business Conduct and Ethics, directors and officers must notify the General Counsel or the Chairman of our Audit Committee of the existence of any actual or potential conflict of interest. The Audit Committee, as described in its charter, reviews reports and disclosures of insider and affiliated party transactions or other conflicts of interest. The transactions discussed above were disclosed and approved by the Company's Board of Directors.

Board Member Independence

           Pursuant to our Corporate Governance Guidelines, our Board of Directors must, among other criteria, consist of a majority of directors who qualify as "independent" under the listing standards of the New York Stock Exchange ("NYSE"), and are affirmatively determined by the Board of Directors to have no material relationship with the Company, its parents or its subsidiaries (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company, its parents or its subsidiaries). The Governance and Nomination Committee reviews with the Board at least annually the qualifications of new and existing Board members, considering the level of independence of individual members, together with such other factors as the Board may deem appropriate, including overall skills and experience. The Governance and Nomination Committee also evaluates the composition of the Board as a whole and each of its committees to ensure the Company's on-going compliance with the independence and other standards set by NYSE rules. Members of the Audit Committee must also be independent pursuant to the standards of the NYSE and the applicable rules of the SEC.

           In reviewing the independence of the members of the Board of Directors, the Board applies the standards of the NYSE, as summarized below, in addition to reviewing the responses of the directors to questions regarding employment, compensation history, for-profit and non-profit affiliations and family and other relationships, among other things:

  •
  A director is or who has been an employee within the last three years or an immediate family member who is, or who has been within the last three years, an executive officer of IMH, will not be considered to be independent.

  •
  A director who received or has an immediate family member who received more than $100,000/year in direct compensation from IMH during any twelve month period within the last three years, other than director and committee membership fees and/or pension or other deferred compensation for prior service, will not be considered to be independent.

  •
  A director who is a current partner or who has an immediate family member who is a current partner of IMH's external or internal audit firm; a director who is a current employee of the audit firm; a director who has an immediate family member who is a current employee of the audit firm and who participates in the firm's audit, assurance or tax compliance practice; or a director or an immediate family member of the director was, within the last three years (but is no longer), a partner or employee of the audit firm who personally worked on IMH's audit within that time will not be considered to be independent.

  •
  A director or an immediate family member of the director is, or has been within the last three years, employed as an executive officer of another company where any of IMH's present executive officers at the same time serve or served on that company's compensation committee will not be considered to be independent.

  •
  A director who is a current employee or who has an immediate family member who is a current executive officer of another company, that has made payments to or received payment from IMH for property or services in an amount that, in the last three fiscal years, exceeds the greater of $1,000,000 or 2% of such other company's consolidated gross revenues will not be considered to be independent.

           Until April 2005, Frank P. Filipps was the Chairman and Chief Executive Officer of Radian Group, Inc., with which IFC has an insurance commitment program, and its principal subsidiary, Radian Guaranty, Inc. For the year ended 2005, IFC paid an aggregate of $19.0 million to Radian in connection with the insurance program. Radian continues to provide these services to IFC subsequent to Mr. Filipps' departure from Radian. In May 2005, Mr. Filipps became Chairman and Chief Executive Officer of Clayton Holdings, Inc., a mortgage services company. A subsidiary of Clayton provides loan due diligence services to IFC by analyzing a pool of loans that the Company is considering purchasing, and verifies that the loans meet the Company's internal mortgage underwriting standards. Clayton's subsidiary also confirms that the information contained in the loan files is accurate and complete. Neither Clayton nor its subsidiary provides compliance or other consulting services for the Company. The Company engaged Clayton's subsidiaries prior to the commencement of Mr. Filipps' employment with Clayton and does not pay Mr. Filipps directly for any of these services. While the Company did not pay any fees to Clayton in 2007, the Company paid $29 thousand in 2006 and $1.0 million in 2005 for the loan verification services, this amount did not exceed the 2% of the gross revenues of Clayton. Mr. Filipps was not paid a bonus and has not received any other compensation from Clayton or its subsidiary as a result of the Company's dealings with Clayton or its subsidiaries. Mr. Filipps is not involved with the day-to-day business dealings between the Company and Clayton, and there does not appear to be any direct benefit to Mr. Filipps arising from this relationship. Based on the above facts and circumstances and the commercial nature of the services provided, the Board of Directors has determined that Mr. Filipps continues to qualify as an independent director under the standards of the NYSE and the applicable rules of the SEC for purposes of the Audit Committee.

           None of the other non-employee directors currently have any material relationship with the Company, its parents or its subsidiaries (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company, its parents or its subsidiaries).

           Based on the above and after reviewing the relationships with members of our Board, our Board of Directors has determined, with the assistance of the Corporate Governance and Nomination Committee that, with the exception of Mr. Tomkinson, our CEO, and Mr. Ashmore, our President, the members of the Board of Directors (including William E. Rose who is not standing for re-election) qualify as independent under the listing standards of the NYSE. Therefore, our Board of Directors is comprised of a majority of independent directors as required by the listing standards of the NYSE.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information Regarding Auditors' Fees

           During the year ended December 31, 2007, we retained Ernst & Young LLP as our independent registered public accounting firm. The following table sets forth the aggregate fees billed to us by our principal accountants for the year ended December 31, 2007 and 2006.

Principal Accountant Fees and Services

	For the Year Ended December 31,
	2007	2006
Audit fees	$3,496,134	$2,488,000
Audit-related fees (1)	38,600	619,000
Tax fees (2)	312,691	335,000
All other fees	-	-

Total	$3,847,425	$3,442,000

(1)
Includes fees for structured finance assistance, audit of 401(k) plan and audit of master servicing policies and procedures.
(2)
Includes fees for preparation of tax returns and for tax consulting.

Pre-Approval Policies and Procedures For Audit And Non-Audit Services

           The Audit Committee pre-approves all auditing services and permitted non-audit services, including the fees and terms thereof, to be performed by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A (i)(1)(B) of the Exchange Act which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee may form and delegate authority to subcommittees consisting of one or more members of the Audit Committee when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full Audit Committee at its next scheduled meeting. In pre-approving the services in 2007 under audit related fees, tax fees or all other fees, the Audit Committee did not rely on the de minimis exception to the SEC pre-approval requirements.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits

           The exhibits listed on the accompanying Exhibit Index are incorporated by reference into this Item 15 of this Annual Report on Form 10-K.

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on the 20th day of May 2008.

IMPAC MORTGAGE HOLDINGS, INC.
by	/s/ JOSEPH R. TOMKINSON Joseph R. Tomkinson Chairman of the Board and Chief Executive Officer

           Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH R. TOMKINSON Joseph R. Tomkinson	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	May 20, 2008
/s/ WILLIAM S. ASHMORE William S. Ashmore	President and Director	May 20, 2008
/s/ TODD R. TAYLOR Todd R. Taylor	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	May 20, 2008
/s/ JAMES WALSH James Walsh	Director	May 20, 2008
/s/ FRANK P. FILIPPS Frank P. Filipps	Director	May 20, 2008
/s/ STEPHAN R. PEERS Stephan R. Peers	Director	May 20, 2008
/s/ WILLIAM E. ROSE William E. Rose	Director	May 20, 2008
/s/ LEIGH J. ABRAMS Leigh J. Abrams	Director	May 20, 2008

Exhibit Index

Exhibit Number	Description
3.1	Charter of the Registrant (incorporated by reference to the corresponding exhibit number to the Registrant's Registration Statement on Form S-11, as amended (File No. 33-96670), filed with the Securities and Exchange Commission on November 8, 1995).
3.1(a)	Certificate of Correction of the Registrant (incorporated by reference to exhibit 3.1(a) of the Registrant's 10-K for the year-ended December 31, 1998).
3.1(b)	Articles of Amendment of the Registrant (incorporated by reference to exhibit 3.1(b) of the Registrant's 10-K for the year-ended December 31, 1998).
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
3.1(h)
Articles Supplementary, filed with the State Department of Assessments and Taxation of Maryland on February 24, 2000, reclassifying Series B Preferred Stock of the Registrant (incorporated by reference to exhibit 3.1(h) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007).
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

3.2	Bylaws, as amended and restated (incorporated by reference to the corresponding exhibit number of the Registrant's Quarterly Report on Form 10-Q for the period ending March 31, 1998).
3.2(a)
Amendment to Bylaws (incorporated by reference to exhibit 3.2(a) of the Registrant's Registration Statement of Form S-3 (File No. 333-111517) filed with the Securities and Exchange Commission on December 23, 2003).
3.2(b)	Second Amendment to Bylaws (incorporated by reference to Exhibit 3.2(b) of the Registrant's Form 8-K, filed with the Securities and Exchange Commission on April 1, 2005).
3.2(c)	Third Amendment to Bylaws of the Company (incorporated by reference to Exhibit 3.2(c) of the Registrant's Form 8-K, filed with the Securities and Exchange Commission on March 29, 2006).
3.2(d)
Fourth Amendment to Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Registrant's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on December 20, 2007).
3.2(e)	Fifth Amendment to Bylaws of the Company (incorporated by reference to Exhibit 3.2(e) of the Registrant's Form 8-K, filed with the Securities and Exchange Commission on February 13, 2008).
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
10.13*
Guaranty, dated May 1, 2006, granted by Impac Mortgage Holdings, Inc. in favor of William D. Endresen (incorporated by reference to exhibit 10.4 of the Registrant's Current Report on Form 10-Q for the period ended June 30, 2006).
10.14*
Employment Agreement executed January 9, 2007 between Impac Funding Corporation and Ronald M. Morrison (incorporated by reference to exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed January 12, 2007).
10.15*
Guaranty executed January 9, 2007 between Impac Mortgage Holdings, Inc. in favor of Ronald M. Morrison (incorporated by reference to exhibit 10.1(a) of the Registrant's Current Report on Form 8-K, filed January 12, 2007).
10.16
Employment Agreement between Impac Funding Corporation and Gretchen Verdugo dated as of May 1, 2006 (incorporated by reference to exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2006).
10.17*
Guaranty, dated May 1, 2006, granted by Impac Mortgage Holdings, Inc. in favor of Gretchen D. Verdugo (incorporated by reference to exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2006).
10.18
Second Amended and Restated Trust Agreement among Impac Mortgage Holdings, Inc., JPMorgan Chase Bank, N.A., Chase Manhattan Bank USA, N.A., and the Administrative Trustees named therein, dated September 16, 2005 (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report Form 8-K, filed with the Securities and Exchange Commission September 20, 2005).
10.19
Amended and Restated Trust Agreement among Impac Mortgage Holdings, Inc., Wilmington Trust Company, and the Administrative Trustees named therein, dated April 22, 2005 (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission April 27, 2005).
10.20
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
10.21
Common Stock Sales Agreement, dated September 30, 2005, by and between Impac Mortgage Holdings, Inc., and Brinson Patrick Securities Corporation (incorporated by reference to Exhibit 1.1(a) of the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission October 3, 2005).
10.22
Preferred Stock Sales Agreement, dated September 30, 2005, by and between Impac Mortgage Holdings, Inc. and Brinson Patrick Securities Corporation (incorporated by reference to Exhibit 1.1(b) of the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission October 3, 2005).

10.23
Amended and Restated Declaration of Trust among Impac Mortgage Holdings, Inc., Wilmington Trust Company, as Delaware and Institutional Trustee, and the Administrative Trustees named therein, dated October 18, 2005 (incorporated by reference to Exhibit 10.29 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005).
10.24
Consulting Agreement dated December 18, 2007 between Impac Mortgage Holdings, Inc. and Gretchen Verdugo (incorprated by reference to Exhibit 10.1 of the Company's Form 10-Q for the period ended September 30, 2007).
10.25
Employment Agreement, dated November 13, 2006, between Impac Mortgage Holdings, Inc. and Andrew McCormick (incorporated by reference to exhibit 10.1 of the Company's Form 10-Q for the period ended March 31, 2007).
10.26***	Exclusive Services Agreement effective January 1, 2008, between Impac Funding Corporation and Real Estate Disposition Corporation.
10.27*	Employment Agreement effective October 1, 2007 and Amendment No. 1 effective February 12, 2008 between Impac Mortgage Holdings, Inc. and Todd R. Taylor.
21.1	Subsidiaries of the Registrant (incorporated by reference to exhibit 21.1 of the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2006).
23.1	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

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
***
The Company has applied with the Secretary of the Securities and Exchange Commission for confidential treatment of certain information pursuant to Rule 24b-2 of the Securities Exchange Act of 1934. The Company has fled separately with its application a copy of the exhibit including all confidential portions, which may be made available for public inspection pending the Commission's review of the application in accordance with Rule 24b-2.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Impac Mortgage Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Impac Mortgage Holdings, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive (losses) earnings, changes in stockholders' (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Impac Mortgage Holdings, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Impac Mortgage Holdings, Inc's. internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 19, 2008 expressed an adverse opinion thereon.

                          /s/ Ernst & Young LLP

Orange County, California
May 19, 2008

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollar amounts in thousands, except share data)

	At December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$24,387	$151,714
Securitized mortgage collateral	17,619,344	20,936,515
Allowance for loan losses	(1,186,396)	(77,684)
Investment securities available-for-sale	15,248	31,582
Accrued interest receivable	99,685	107,913
Derivative assets	7,497	142,793
Real estate owned (REO)	405,434	137,331
Assets of discontinued operations	353,250	2,086,390
Other assets	52,623	82,401

Total assets	$17,391,072	$23,598,955

LIABILITIES
Securitized mortgage borrowings	$17,780,060	$20,527,001
Reverse repurchase agreements	-	164,004
Trust preferred securities	98,398	97,661
Liabilities of discontinued operations	405,341	1,774,256
Derivative liabilities	127,855	14,752
Other liabilities	57,146	11,751

Total liabilities	18,468,800	22,589,425

Commitments and contingencies
STOCKHOLDERS' (DEFICIT) EQUITY
Series-A junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none issued and outstanding	-	-
Series-B 9.375% cumulative redeemable preferred stock, $0.01 par value; liquidation value $50,000; 2,000,000 shares authorized, issued and outstanding	20	20
Series-C 9.125% cumulative redeemable preferred stock, $0.01 par value; liquidation value $111,100; 5,500,000 shares authorized; 4,470,600 and 4,444,000 shares issued and outstanding as of December 31, 2007 and 2006, respectively	45	44
Common stock, $0.01 par value; 200,000,000 shares authorized; 76,096,392 and 76,080,532 shares issued and outstanding as of December 31, 2007 and 2006, respectively	761	761
Additional paid-in capital	1,173,562	1,170,872
Accumulated other comprehensive income	1,028	2,357
Net accumulated deficit:
Cumulative dividends declared	(803,912)	(762,382)
Retained earnings	(1,449,232)	597,858

Net accumulated deficit	(2,253,144)	(164,524)

Total stockholders' (deficit) equity	(1,077,728)	1,009,530

Total liabilities and stockholders' equity	$17,391,072	$23,598,955

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSSES) EARNINGS

(in thousands, except per share data)

	For the year ended December 31,
	2007	2006	2005
INTEREST INCOME:
Mortgage assets	$1,220,759	$1,126,593	$1,091,907
Other	4,062	7,409	4,508

Total interest income	1,224,821	1,134,002	1,096,415
INTEREST EXPENSE:
Securitized mortgage borrowings	1,163,264	1,181,450	919,731
Reverse repurchase agreements	6,804	5,452	38,974
Other borrowings	8,947	9,297	5,722

Total interest expense	1,179,015	1,196,199	964,427
Net interest income (expense)	45,806	(62,197)	131,988
Provision for loan losses	1,390,008	34,600	30,828

Net interest income (expense) after provision for loan losses	(1,344,202)	(96,797)	101,160
NON-INTEREST INCOME:
Change in fair value of derivative instruments	(251,875)	(110,460)	155,695
Realized gain from derivative instruments	111,048	203,958	22,595
(Loss) gain on sale of real estate owned	(2,864)	(1,120)	2,025
Amortization of mortgage servicing rights	(770)	(1,428)	(2,002)
Loss on sale of loans	(29,019)	(1,533)	-
Writedown of REO	(103,001)	(8,539)	-
Other income	6,928	32,688	10,458

Total non-interest income (expense)	(269,553)	113,566	188,771
NON-INTEREST EXPENSE:
General and administrative and other expense	9,824	9,707	2,928
Personnel expense	5,502	3,333	15,194
Data processing expense	4,819	5,055	451
Occupancy expense	3,242	2,193	435
Equipment expense	1,709	2,030	558

Total non-interest expense	25,096	22,318	19,566

Net (loss) earnings from continuing operations	(1,638,851)	(5,549)	270,365
Income tax expense (benefit) from continuing operations	14,861	(13,597)	806

Net (loss) earnings from continuing operations	(1,653,712)	8,048	269,559
Net (loss) earnings from discontinued operations, net of tax	(393,378)	(83,321)	699

Net (loss) earnings	(2,047,090)	(75,273)	270,258
Cash dividends on cumulative redeemable preferred stock	(14,886)	(14,698)	(14,530)

Net (loss) earnings available to common stockholders	$(2,061,976)	$(89,971)	$255,728

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSSES) EARNINGS - (continued)

(in thousands, except per share data)

	For the year ended December 31,
	2007	2006	2005
Net (loss) earnings	$(2,047,090)	$(75,273)	$270,258
Net unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during year	(7)	55	186
Reclassification of (losses) gains included in net earnings	(1,322)	997	140

Net unrealized (losses) gains	(1,329)	1,052	326

Comprehensive (loss) earnings	$(2,048,419)	$(74,221)	$270,584

Net (loss) earnings per common share – Basic:
(Loss) earnings from continuing operations	$(21.93)	$(0.09)	$3.37
(Loss) earnings from discontinuing operations	(5.17)	(1.09)	0.01

Net (loss) earnings per share	$(27.10)	$(1.18)	$3.38

Net (loss) earnings per common share – Diluted:
(Loss) earnings from continuing operations	$(21.93)	$(0.09)	$3.34
(Loss) earnings from discontinuing operations	(5.17)	(1.09)	0.01

Net (loss) earnings per share	$(27.10)	$(1.18)	$3.35

Dividends declared per common share	$0.35	$0.95	$1.95

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
(in thousands)

	Number of Preferred Shares Outstanding	Preferred Stock	Number of Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Dividends Declared	Retained (Deficit) Earnings	Total Stockholders' (Deficit) Equity
Balance, December 31, 2004	6,300,000	$63	75,153,926	$752	$1,152,861	$979	$(513,453)	$402,873	$1,044,075
Dividends declared ($1.95 per common share)	-	-	-	-	-	-	(147,390)	-	(147,390)
Dividends declared on preferred shares	-	-	-	-	-	-	(14,530)	-	(14,530)
Proceeds and tax benefit from exercise of stock options	-	-	595,337	6	8,446	-	-	-	8,452
Sale of stock via equity distribution agreement	71,200	1	363,700	3	5,752	-	-	-	5,756
Net earnings	-	-	-	-	-	-	-	270,258	270,258
Other comprehensive income	-	-	-	-	-	326	-	-	326

Balance, December 31, 2005	6,371,200	64	76,112,963	761	1,167,059	1,305	(675,373)	673,131	1,166,947
Dividends declared ($0.95 per common share)	-	-	-	-	-	-	(72,311)	-	(72,311)
Dividends declared on preferred shares	-	-	-	-	-	-	(14,698)	-	(14,698)
Proceeds and tax benefit from exercise of stock options	-	-	71,869	-	755	-	-	-	755
Sale of stock via equity distribution agreement	72,800	-	-	-	1,621	-	-	-	1,621
Stock based compensation expense	-	-	-	-	2,387	-	-	-	2,387
Repurchases and retirement of common stock	-	-	(104,300)	-	(950)	-	-	-	(950)
Net loss	-	-	-	-	-	-	-	(75,273)	(75,273)
Other comprehensive income	-	-	-	-	-	1,052	-	-	1,052

Balance, December 31, 2006	6,444,000	64	76,080,532	761	1,170,872	2,357	(762,382)	597,858	1,009,530
Dividends declared ($0.35 per common share)	-	-	-	-	-	-	(26,644)	-	(26,644)
Dividends declared on preferred shares	-	-	-	-	-	-	(14,886)	-	(14,886)
Issuance of vested restricted shares	-	-	15,860	-	-	-	-	-	-
Sale of stock via equity distribution agreement	26,600	1	-	-	517	-	-	-	518
Stock based compensation expense	-	-	-	-	2,173	-	-	-	2,173
Net loss	-	-	-	-	-	-	-	(2,047,090)	(2,047,090)
Other comprehensive loss	-	-	-	-	-	(1,329)	-	-	(1,329)

Balance, December 31, 2007	6,470,600	$65	76,096,392	$761	$1,173,562	$1,028	$(803,912)	$(1,449,232)	$(1,077,728)

See accompanying notes to consolidated financial statement.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings of continuing operations	$(1,653,712)	$8,048	$269,559
Provision for loan losses	1,390,008	34,600	30,828
Provision for REO losses	103,001	8,539	-
Amortization of deferred charge, net	14,919	20,589	27,174
Amortization of premiums, securitization costs and debt issuance costs	147,202	232,865	292,982
Amortization and impairment of mortgage servicing rights	770	1,428	2,002
Loss (gain) on sale of real estate owned	2,864	1,120	(2,025)
Loss on sale of loans	29,019	1,533	-
Change in fair value of derivative instruments	251,875	110,460	(155,695)
Stock-based compensation	1,093	304	-
Write-down of securities available-for-sale	13,618	925	-
Net change in accrued interest (receivable) payable	8,228	3,309	(21,903)
Net change in restricted cash	-	687	251,641
Net cash used in operating activities of discontinued operations	(2,346,823)	(5,393,477)	(13,710,397)
Net change in other assets and liabilities	(23,258)	(4,005)	(42,515)

Net cash used in by operating activities	(2,061,196)	(4,973,075)	(13,058,349)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in securitized mortgage collateral	5,583,026	9,112,307	9,899,765
Net change in mortgages held-for-investment	(11,508)	—	(748,083)
Purchase (sale) of investment securities available-for-sale	-	36,782	(36,781)
Purchase of premises and equipment	(1,560)	-	-
Net principal change on investment securities available-for-sale	2,401	(28,188)	16,663
Proceeds from the sale of real estate owned	269,967	95,652	52,021
Net cash provided by (used in) investing activities of discontinued operations	423,050	(74,873)	110,459
Other investing cash flows from continuing operations	-	(495)	5,130

Net cash provided by investing activities	6,265,376	9,141,185	9,299,174

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash disbursements under reverse repurchase agreements	(256,493)	(241,205)	(452,954)
Cash receipts from reverse repurchase agreements	92,489	220,406	58,341
Proceeds from securitized mortgage borrowings	3,858,143	5,949,095	13,330,941
Repayment of securitized mortgage borrowings	(6,627,229)	(9,452,566)	(10,601,576)
Issuance of trust preferred securities	-	-	99,244
Common stock dividends paid	(26,644)	(72,311)	(147,390)
Preferred stock dividends paid	(18,568)	(11,018)	(14,530)
Purchases of common stock	-	(951)	-
Proceeds from exercise of stock options	-	755	6,380
Proceeds from sale of cumulative redeemable preferred stock	608	1,621	1,625
Net cash (used in) provided by investing activities of discontinued operations	(1,379,701)	(528,880)	1,297,129
Proceeds from sale of common stock	-	-	4,234

Net cash (used in) provided by financing activities	(4,357,395)	(4,135,054)	3,581,444

Net change in cash and cash equivalents	(153,215)	33,056	(177,731)
Cash and cash equivalents at beginning of period	179,677	146,621	324,352

Cash and cash equivalents at end of period – Continuing Operations	24,387	151,714	114,735
Cash and cash equivalents at end of period – Discontinued Operations	2,075	27,963	31,886

Cash and cash equivalents at end of period	$26,462	$179,677	$146,621

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)

(in thousands)

	For the year ended December 31,
	2007	2006	2005
SUPPLEMENTARY INFORMATION (Continuing and Discontinued Operations):
Interest paid	$1,247,947	$1,269,595	$980,434
Taxes paid	269	541	18,198
NON-CASH TRANSACTIONS (Continuing and Discontinued Operations):
Accumulated other comprehensive loss	$(1,329)	$1,052	$326
Transfer of loans held-for-sale and held-for-investment to real estate owned	44,211	30,647	5,501
Transfer of securitized mortgage collateral to real estate owned	547,375	185,283	73,052
Transfer of loans held-for-sale to securitized mortgage collateral	3,245,500	5,810,208	1,989,063
Transfer of loans held-for-investment to securitized mortgage collateral	-	314,578	11,424,856
Transfer of securitized mortgage collateral to loans held-for-sale	27,040	-	-
Transfer of loans held-for-sale to held-for-investment	-	-	10,256,704
Transfer of assets from discontinued operations to continuing operations	4,012	-	-
Collapsed deals from securitized mortgage collateral to loans held-for-investment	-	159,194	-

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Note A—Summary of Market Conditions, Business and Financial Statement Presentation including Significant Accounting Policies

1.        Market Conditions and Business Summary

Market Conditions

           Conditions in the secondary markets, which dramatically worsened during the third quarter of 2007, continue to be depressed as investor concerns remain high over credit quality and a weakening of the United States housing market and overall economy. As a result, the capital markets remain very volatile and illiquid and, have effectively been unavailable to the Company. The Company believes the existing conditions in the secondary markets are unprecedented since the Company's inception and, as such, inherently involve significant risks and uncertainty. These conditions could continue to adversely impact the performance of the Company's long-term investment portfolio. Until bond spreads and credit performance return to more rational levels, it will be impossible for the Company to execute securitizations and loan sales. As a result, in the second half of 2007 the Company was forced to further alter its business strategies and discontinue the correspondent and wholesale mortgage operations, the warehouse lending operations and the retail lending operations in response to the market conditions.

           During the second quarter of 2007, the Company accumulated mortgages in the normal course of business; however, starting in July 2007, the secondary mortgage market halted their purchase of investments backed by mortgage loans. The Company's inability to securitize mortgage loans, led to significant margin calls during the third quarter of 2007, which reduced the Company's cash position. During the fourth quarter of 2007, the Company's Board of Directors elected to discontinue the Retail mortgage operations.

           The Company has taken steps to reduce operating costs, including reducing staff and lease costs, to a level at which the cash flows from the long-term mortgage portfolio and its master servicing portfolio could support the Company's ongoing operations. The Company continues to re-size to a level more in line with its ongoing operations. Once the Company is able to significantly reduce the uncertainty surrounding the remaining reverse repurchase lines in discontinued operations, or convert the line to a note, the Company should be able to meet its liquidity needs from cash flows generated from the long-term mortgage portfolio and its master servicing fees. In an effort to maintain capital, the Company did not declare a cash dividend on its common stock subsequent to the first quarter of 2007. As of December 31, 2007, the Company has negative net worth. While the Company continues to pay its obligations as they become due, the ability of the Company to continue is dependent upon many factors, particularly the Company's ability to realize the value of its significant investment portfolio. There can be no assurance of the Company's ability to do so.

           Due to the market conditions outlined above, the Company is currently in default of covenants with its lenders. The Company is currently negotiating a new agreement with one lender that will remove the events of default and will allow for an orderly disposition of the liability; however, there is no guarantee that this agreement will be renegotiated. The Company believes the likelihood of having to make a lump sum payment out of operating cash in 2008 is not probable.

           The information contained throughout this document is presented on a continuing operations basis, unless otherwise stated.

Discontinued Operations

           As a result of the Company's inability to originate or securitize loans, the Company has discontinued funding loans. As a result of the market conditions as described above, the Company discontinued the following businesses:

  •
  the non-conforming Mortgage Operations conducted by IFC and ISAC;

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

  •
  the Commercial Operations conducted by ICCC;

  •
  the Warehouse Lending Operations conducted by IWLG; and

  •
  the Retail Lending Operations conducted by IHL.

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

           The commercial operations originated commercial mortgages, that were primarily adjustable rate mortgages with initial fixed interest rate periods of three-, five-, seven- and ten-years that subsequently convert to adjustable rate mortgages, or "hybrid ARMs," with balances that generally ranged from $500,000 to $5.0 million or by additional underwriting exceptions up to $10 million. Commercial mortgages have an interest rate floor, which is the initial start rate; in some circumstances have lock out periods, and prepayment penalty periods of three-, five-, seven- and ten-years.

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

           The retail mortgage operations originated and sold primarily agency conforming adjustable rate mortgages (ARMs) and fixed rate mortgages (FRMs). The retail mortgage operations generated income by selling mortgages to permanent investors. This operation also earned interest income on mortgages held-for-sale. The retail mortgage operations used short term reverse warehouse facilities to finance the origination of mortgages.

           Additionally, assets with fair values that were being utilized in continuing operations were transferred from discontinuing operations and amounted to $4.0 million. During the year ended December 31, 2007, discontinued operations of the Company incurred impairment charges in the amount of $27.8 million.

Asset Purchase and Related Impairment

           In May 2007, the Company completed the acquisition of certain loan production facilities from Pinnacle Financial Corporation (PFC), which was primarily located in the East Coast of the United States. In conjunction with the acquisition the Company created the Impac Home Loans (IHL) a division of IFC. The IHL retail platform primarily originated agency loans. This transaction was recorded as a business combination for accounting purposes resulting in the Company initially recording $12.4 million in goodwill. Because of the subsequent market environment, the goodwill was impaired and the Company had recorded an impairment charge for the full amount during the second quarter of 2007. In conjunction with the discontinued operations of IHL, the Company has recorded a $7.3 million impairment charge on the fixed assets and leased space that the Company no longer will be utilizing. Additionally, assets with fair values that were deemed recoverable were transferred to continuing operations.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Business Summary

           Impac Mortgage Holdings, Inc. (the Company or IMH) is a Maryland corporation incorporated in August 1995 and has the following subsidiaries: IMH Assets Corp. (IMH Assets), Impac Warehouse Lending Group, Inc. (IWLG), and Impac Funding Corporation (IFC), together with its wholly-owned subsidiaries Impac Secured Assets Corp. (ISAC), Impac Commercial Capital Corporation (ICCC).

           During the third quarter of 2007, the Company's board of directors elected to discontinue the non-conforming mortgage operations (IFC), commercial operations (ICCC), and warehouse lending operations (IWLG). During the fourth quarter of 2007 the Company's board of directors elected to discontinue the retail mortgage operations (IHL).

           Currently, the Company consists of the Long-Term Investment operations conducted by IMH and IMH Assets, which generates earnings primarily from net interest income earned on mortgages held as securitized mortgage collateral and mortgages held-for-investment (collectively) long-term mortgage portfolio and associated hedging derivative cash flows. The long-term mortgage portfolio, as reported on the Company's consolidated balance sheet, consist primarily of mortgages held as securitized mortgage collateral.

2.        Financial Statement Presentation

  Principles of Consolidation

           The financial condition and results of operations have been presented in the consolidated financial statements for the three-year period ended December 31, 2007 and include the financial results of IMH, and IMH Assets, in continuing operations and IWLG, and IFC (together with its wholly-owned subsidiaries ICCC and ISAC), in discontinued operations. During the fourth quarter of 2007 the Company's Board of Directors elected to discontinue the retail mortgage operations.

           All significant inter-company balances and transactions have been eliminated in consolidation. In addition, certain amounts in the prior periods' consolidated financial statements have been reclassified to conform to the current year presentation including the discontinued operations.

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

           There are two different accounting frameworks applicable to SPEs, depending on the nature of the entity and the Company's relation to that entity; the QSPE framework under Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" (SFAS 140) and the variable interest entity (VIE) framework under the Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN 46R).

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

4.        Securitized Mortgage Collateral

           The Company's long-term investment operations primarily invest in adjustable rate and, to a lesser extent, fixed rate Alt-A mortgages and commercial mortgages that were acquired and originated by our mortgage and commercial operations. Alt-A mortgages are primarily first lien mortgages made to borrowers whose credit is generally within typical Fannie Mae and Freddie Mac guidelines, but have loan characteristics that make them non-conforming under those guidelines. Some of the principal differences between mortgages purchased by Fannie Mae and Freddie Mac and Alt-A mortgages are as follows:

  •
  credit and income histories of the mortgagor;

  •
  underwriting guidelines for debt and income ratios;

  •
  documentation required for approval of the mortgagor; and

  •
  loan balances in excess of maximum Fannie Mae and Freddie Mac lending limits.

           For instance, Alt-A mortgages may not have certain documentation or verifications that are required by Fannie Mae and Freddie Mac and, therefore, in making our credit decisions, we were more reliant upon the borrower's credit score and the adequacy of the underlying collateral.

           The Company securitized mortgages in the form of collateralized mortgage obligations (CMO) on balance sheet and real estate mortgage investment conduits (REMICs), which may be consolidated or un-consolidated depending on the design of the securitization structure. A CMO or REMIC securitization may be designed so that the transferee (securitization trust) is not a qualifying special purpose entity (QSPE), and therefore the Company consolidates the variable interest entities (VIEs) as the Company is the primary beneficiary of the sole residual interest in the securitization trust. Generally, this is achieved by including terms in the securitization agreements that give the Company the ability to unilaterally cause the securitization trust to return specific mortgages, other than through a clean-up call. Amounts consolidated are classified as securitized mortgage collateral and securitized mortgage borrowings in the accompanying consolidated balance sheets.

           Mortgages held-for-investment are continually evaluated for collectibility and, if appropriate, the mortgage is placed on non-accrual status when the mortgage is 90 days past due, and previously accrued interest is reversed

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

from income. Securitized mortgage collateral is not placed on non-accrued status as the servicer remits the interest payments to the trust regardless of the delinquency status of the underlying mortgage loan.

           Securitized mortgage loans are recorded at cost adjusted for amortization of net deferred costs and for credit losses inherent in the portfolio. The Company amortizes the mortgage premiums, securitization costs, bond discounts, deferred charges and master servicing rights to interest income over the estimated lives of the mortgages as an adjustment to yield of the mortgages. Amortization calculations include certain loan information including the interest rate, maturity date, principal balance and certain assumptions including expected prepayment rates. The Company estimates prepayments on a collateral-specific basis and considers actual prepayment activity for the collateral pool. The Company also considers the current interest rate environment and the forward prepayment curve projections.

5.        Allowance for Loan Losses

           An allowance is maintained for loan losses on mortgages held as securitized mortgage collateral and mortgages held-for-investment at an amount that management believes provides for losses inherent in those loan portfolios. The Company has a methodology designed to analyze the performance of various loan portfolios, based upon the relatively homogeneous nature within these loan portfolios. The allowance for losses is also analyzed using the following factors:

  •
  management's judgment of the net loss potential of mortgages in the long-term mortgage portfolio based on prior loan loss experience, including both frequency and severity;

  •
  changes in the nature and volume of the long-term mortgage portfolio;

  •
  value of the collateral;

  •
  delinquency status and non-performing loan trends; and

  •
  current economic conditions that may affect the borrowers' ability to pay.

           In evaluating the adequacy of the allowance for loan losses, management takes several items into consideration. For instance, a detailed analysis of historical loan performance data is accumulated and reviewed. This data is analyzed by securitization issuance, and loan level for delinquent loans for loss performance. The results of that analysis are then applied to the current mortgage portfolio and an estimate is determined. Management also recognizes that there are qualitative factors that must be taken into consideration when evaluating and measuring inherent loss in our loan portfolios. These items include, but are not limited to, economic indicators that may affect the borrower's ability to pay, changes in value of collateral, projected loss curves, political and economic factors, and industry statistics.

           In addition, specific valuation allowances may be established for loans that are deemed impaired, including repurchased loans, finance receivables and loans impaired by natural disasters, if default by the borrower is deemed probable and if the fair value of the loan or the collateral is estimated to be less than the gross carrying value of the loan. Actual losses on loans are recorded as a reduction to the allowance through charge-offs. Subsequent recoveries of amounts previously charged off are credited to the allowance.

           Loans with contractual terms that have been restructured for economic, borrower's financial difficulties or other reasons, are classified as troubled debt restructurings. Troubled debt restructurings may include changing repayment terms, reducing or fixing the stated interest rate, or extending the maturity date of the loan. The Company has recorded an estimated loss for each of its restructured loans , which is included in the provision for loan losses.

           Loans are charged off against the allowance for loan losses when foreclosure of the property is complete and the property is transferred to real estate owned at the lower of its cost or its estimated net realizable value.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Provisions to the allowance for loan losses based upon an estimate of inherent loan losses are recorded by a charge to earnings.

6.        Derivative Instruments

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

  Interest Rate Swaps, Caps and Floors

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

           To mitigate exposure to the effect of changing interest rates on cash flows on securitized mortgage borrowings and reverse repurchase borrowings, the Company purchases derivative instruments primarily in the form of interest rate swap agreements (swaps) and, to a lesser extent, interest rate cap agreements (caps) and interest rate floor agreements (floors). The swaps, caps and floors are treated as derivatives under the provisions of SFAS 133, with the change in fair value recorded in the consolidated statements of operations and comprehensive (loss) earnings (consolidated statements of operations). Cash received or paid on swaps, caps and floors is recorded as realized gain from derivative instruments. Due to the closure of the mortgage operations, the Company has not entered into a new derivative instrument since the third quarter of 2007.

           The fair value of the Company's swaps, caps, floors and other derivative instruments is generally based on market prices provided by dealers and market-makers, or estimates of future cash flows from these financial instruments.

  Credit Risk

           The Company's total loss exposure is limited to the remaining fair value of its net economic investment in the securitized mortgages. Credit losses in excess of the Company's net economic investment in the securitization are paid solely from the cash flows generated from the trusts.

7.        Securitized Mortgage Borrowings

           The debt from each issuance of a securitized mortgage borrowing is payable solely from the principal and interest payments on the underlying mortgages collateralizing such debt . If the principal and interest payments are insufficient to repay the debt, the shortfall is allocated first to the residual holders (generally the Company) then, if necessary, to the certificate holders (e.g. investors in the securitized mortgage borrowings) in accordance with the specific terms of the various respective indentures. Securitized mortgage borrowings typically are structured as one-month LIBOR "floaters" and fixed rate securities with interest payable to certificate holders (e.g. investors in the securitized mortgage borrowings) monthly. The maturity of each class of securitized mortgage borrowing is directly affected by the rate of principal prepayments and defaults on the related securitized mortgage collateral. The actual maturity of any class of a securitized mortgage borrowing can occur later than the stated maturities of the underlying mortgages.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           When the Company issued securitized mortgage borrowings for financing purposes, the Company generally sought an investment grade rating for the Company's securitized mortgages by nationally recognized rating agencies. To secure such ratings, it was often necessary to incorporate certain structural features that provide for credit enhancement. This generally included the pledge of collateral in excess of the principal amount of the securities to be issued, a bond guaranty insurance policy for some or all of the issued securities, or additional forms of mortgage insurance. The Company's total loss exposure is limited to the Company's initial net economic investment in each trust.

8.        Master Servicing Rights

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

           Master servicing fees are generally 0.03% per annum on the declining principal balances of the mortgages serviced. The value of master servicing fees is subject to prepayment and interest rate risks on the transferred financial assets. The carrying value of master servicing rights for loans sold in continuing operations was $2.1 million and $2.4 million as of December 31, 2007 and 2006, respectively. The carrying value of master servicing rights for loans securitized and included in securitized mortgage collateral is $9.1 million and $10.9 million as of December 31, 2007 and 2006, respectively.

           The Company recognizes an impairment loss when the master servicing rights have an unamortized balance in excess of the estimated fair value.

           As of December 31, 2007, the Company master serviced mortgages for others of approximately $3.0 billion that were primarily mortgages collateralizing REMIC securitizations, compared to $4.6 billion at December 31, 2006. Related fiduciary funds are held in trust for investors in non-interest bearing accounts. The Company may also be required to advance funds or cause loan servicers to advance funds to cover interest payments not received from borrowers depending on the status of their mortgages.

9.        Real Estate Owned

           When real estate is acquired in settlement of loans, or other real estate owned, the real estate is written-down to the net realizeable value less anticipated selling and holding costs, offset by expected mortgage insurance proceeds. The difference between the net realizeable value and the unpaid principal balance of the related mortgage is recorded as a charge off against the allowance for loan losses. During 2007 and 2006, the Company transferred properties with a net realizeable value of $591.6 million and $215.9 million, respectively, from mortgage loans to real estate owned (REO), including transfers from discontinued operations.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

10.      Investment Securities

           Investment securities classified as available-for-sale are reported at fair value with unrealized gains and losses as other comprehensive earnings. Securities available-for-sale of $15.2 million and $31.6 million at December 31, 2007 and 2006, respectively, include the residual interest from the ISAC REMIC 2006-2 securitization, calculated as the present value of estimated future cash flows. Gains and losses realized on the sale of available-for-sale investment securities and declines in value considered to be other-than-temporary are based on the specific identification method and reported in current earnings. During 2007 and 2006 the Company recorded $13.6 million and $925 thousand, respectively, in other-than-temporary losses on residual interests, primarily related to higher credit loss assumptions. Premiums or discounts obtained on investment securities are accreted or amortized to interest income over the estimated life of the investment securities using the effective interest method. Investment securities may be subject to credit, interest rate and/or prepayment risk.

11.      Income Taxes

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

           In accordance with Accounting Research Bulletin No. 51, "Consolidated Financial Statements," the Company records a deferred charge to eliminate the expense recognition of income taxes paid on inter-Company profits that result from the sale of mortgages from IFC and ICCC to IMH. The deferred charge is included in other assets in the accompanying consolidated balance sheets and is amortized as a component of income tax expense in the accompanying consolidated statements of operations over the estimated life of the mortgages retained in the securitized mortgage collateral. The Company's had a tax provision of $14.9 million for 2007, a benefit of $13.6 million for 2006, and a provision of $0.8 million for 2005. The net provision or benefit is the result of the amount of new deferred charge that is created compared to the deferred charge amortized.

           In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, ("FIN 48") which expands on the accounting guidance of FASB Statement No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this interpretation by the Company did not have a significant effect on the consolidated financial statements.

           As of December 31, 2007, the Company's taxable REIT subsidiary has an estimated federal and California net operating loss tax carry-forward of $302.6 million and $478.1 million, respectively. The federal and California net operating loss carry-forwards begin to expire in the year 2020 and 2013, respectively.

12.      Net (Loss) Earnings per Share

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

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

13.      Stock Based Compensation

           The Company maintains a stock based incentive compensation plan the terms of which are governed by the Impac Mortgage Holdings, Inc. 2001 Stock Option, Deferred Stock and Restricted Stock Plan, as amended (the 2001 Stock Plan). Officers, key employees, directors, consultants and advisors are eligible to receive awards pursuant to the 2001 Stock Plan. The aggregate number of shares reserved under the 2001 Stock Plan is 10,222,765 shares (including increases pursuant to the plan's "evergreen provision"), and as of December 31, 2007 there were 3,369,039 shares available for grant as stock options, restricted stock and deferred stock awards. The Company issues new shares of common stock to satisfy stock option exercises. Subsequent to December 31, 2007, the board of directors approved an increase to the shares available for grant via the "evergreen provision," totaling 2,664,425 shares.

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

           During 2005, the Company applied APB 25 in accounting for stock-based awards to employees. No compensation cost had been recognized for stock-based awards to employees as the stock option exercise price equaled the fair market value of the underlying common stock as of the stock option grant date.

           The fair value of each stock option granted under the Company's stock based compensation plan is estimated on the date of grant using the Black-Scholes option-pricing model and the assumptions noted below. The expected volatility is based on both the implied and historical volatility of the Company's stock. The expected term of options granted subsequent to the adoption of SFAS 123R is derived using the "simplified method" as defined in the SEC's Staff Accounting Bulletin 107, "Implementation of FASB 123R. The risk-free interest rate is based on the U.S. Treasury rate with a term equal to the expected term of the option grants on the date of grant.

           SFAS 123R requires forfeitures to be estimated at the time of grant and prospectively revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Share-based compensation expense was recorded net of estimated forfeitures for the year-ended December 31, 2007 and 2006, such that expense was recorded only for those stock-based awards that were expected to vest. Previously under APB 25 to the extent awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed in the period of forfeiture.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           The following table illustrates the effect as if the Company had elected to use the fair value approach to account for its employee stock-based compensation plan for the year below (in thousands):

For the year ended December 31, 2005
Net earnings available to common stockholders	$255,728
Less: Total stock-based employee compensation expense using the fair value method	(2,420)

Pro forma net earnings	$253,308

Net earnings per share as reported:
Basic	$3.38

Diluted	$3.35

Pro forma net earnings per share:
Basic	$3.35

Diluted	$3.34

           The fair value of options granted, which is amortized to expense over the option vesting period, is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions:

	For the year ended December 31,
	2007	2006	2005
Risk-free interest rate	4.02%	4.82%	3.90% - 4.26%
Expected lives (in years)	3	3	3
Expected volatility (1)	75.09%	38.58%	34.75%
Expected dividend yield	0.00%	11.00%	10.00%
Fair value per share	$0.60	$1.41	$1.79

(1)
Expected volatilities are based on the historical volatility of the Company's stock over the expected option life.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           The following table summarizes activity, pricing and other information for the Company's stock options for the years presented below:

	For the year ended December 31,
	2007		2006		2005
	Number of Shares	Weighted- Average Exercise Price $	Number of Shares	Weighted- Average Exercise Price $	Number of Shares	Weighted- Average Exercise Price $
Options outstanding at beginning of year	7,048,755	$12.91	5,266,544	$14.55	4,433,884	$14.53
Options granted	2,163,500	2.56	2,774,000	9.94	1,747,500	13.76
Options exercised	-	-	(75,202)	10.95	(590,337)	10.69
Options forfeited / cancelled	(3,272,341)	11.79	(916,587)	13.57	(324,503)	17.01

Options outstanding at end of year	5,939,914	$9.75	7,048,755	$12.91	5,266,544	$14.55

Options exercisable at end of year	2,904,718	$13.13	3,102,390	$13.97	2,378,850	$12.14

	For the year ended December 31,
	2007		2006		2005
	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at end of period	2.61	$-	2.74	$3,319	2.96	$3,785

Options exercisable at end of period	2.08	$-	2.16	$3,319	2.94	$3,785

           The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company's closing stock price of $0.56 per common share as of December 31, 2007, which would have been received by the option holders, had all option holders exercised their options as of that date. As of December 31, 2007, there was approximately $2.1 million of total unrecognized compensation cost related to stock option compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of one year.

           Additional information regarding stock options outstanding as of December 31, 2007, is as follows:

	Stock Options Outstanding			Options Exercisable
Exercise Price Range ($)	Number Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price ($)	Number Exercisable	Weighted- Average Exercise Price ($)
2.56	1,531,500	3.74	2.56	-	-
3.85 - 9.42	796,250	3.30	4.66	796,250	4.66
9.94	1,916,832	2.63	9.94	656,147	9.94
13.76 - 22.83	1,190,332	1.50	16.45	947,321	17.14
23.10	505,000	0.59	23.10	505,000	23.10

2.56 - 23.10	5,939,914	2.61	9.75	2,904,718	13.13

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

14.      Recent Accounting Pronouncements

           In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.

           In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"), which provides reporting entities an option to report selected financial assets, which includes investment securities designated as available for sale, and liabilities, at fair value. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The standard also requires additional information to aid financial statement users' understanding of a reporting entity's choice to use fair value on its earnings and also requires entities to display on the face of the balance sheet the fair value of those assets and liabilities which the reporting entity has chosen to measure at fair value. SFAS 159 is effective as of the beginning of a reporting entity's first fiscal year beginning after November 15, 2007.

           While the Company has not fully completed its analysis, it intends to adopt SFAS 157 and 159 on January 1, 2008. The effect of the adoption is expected to be material, and will be reflected in the consolidated financial statements for the quarter ended March 31, 2008.

           In April 2008, the FASB voted to eliminate Qualifying Special Purpose Entities (QSPEs) from the guidance in SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." While the revised standard has not been finalized and the Board's proposals will be subject to a public comment period, this change may have a significant impact on Impac's consolidated financial statements as the Company may lose sales treatment for assets previously sold to a QSPE, as well as for future sales. This proposed revision could be effective as early as January 2009. As of December 31, 2007, the total assets of QSPEs to which the Company, acting as principal, has transferred assets and received sales treatment were $765.2 million.

           In connection with the proposed changes to SFAS 140, the FASB also is proposing three key changes to the consolidation model in FIN 46(R). First, the Board will now include former QSPEs in the scope of FIN 46(R). In addition, the FASB supports amending FIN 46(R) to change the method of analyzing which party to a variable interest entity (VIE) should consolidate the VIE to a primarily qualitative determination of control instead of today's risks and rewards model. Finally, the proposed amendment is expected to require all VIEs and their primary beneficiaries to be reevaluated quarterly. The previous rules required reconsideration only when specified reconsideration events occurred. As of December 31, 2007, the total assets of significant unconsolidated VIEs with which the Company is involved were approximately $765.2 million.

           The Company will be evaluating the impact of these changes on the Company's consolidated financial statements once the actual guidelines are completed.

15.      Securitized Trusts

           Certain of the Company's securitizations are required to be consolidated since the transfer of the Company's mortgage loans to these trusts were not accounted for as sales; and the trusts did not meet the characteristics of qualifying special purpose entities. These trusts were considered variable interest entities and were consolidated because the Company was initially considered the primary beneficiary pursuant to FIN 46R.

           The Company's net investment in a number of these consolidated trusts became negative in 2007. The negative net investment positions in certain trusts occured because the trusts' liabilities are greater than the trusts' net assets primarily due to a significant increase in the allowance for loan losses. The trust agreements are non-recourse for which the Company cannot ultimately lose more than its original net investment in each

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

consolidated trust. Therefore, the Company is not responsible to fund losses in excess of its equity investment and subsequently is not required to advance any cash to trusts for credit or derivative losses.

           The following table presents the summation of the consolidated trusts with positive and negative net investment positions, as of December 31, 2007 (in thousands):

	Securitized Mortgage Collateral	Net Investment
Trusts with positive net investment positions	$3,661,627	$151,708
Trusts with negative net investment positions	13,957,717	(1,126,485)

	$17,619,344	$(974,777)

           Some of the negative net investment positions could continue to provide cash flows to the Company until estimated losses have been realized. Also, the fair value of the consolidated trusts with a positive net investment could be lower than the balance shown above.

Note B—Securitized Mortgage Collateral

           Securitized mortgage collateral consisted of the following (in thousands):

	At December 31,
	2007	2006
Mortgages secured by residential real estate	$15,682,664	$18,978,268
Mortgages secured by commercial real estate	1,753,531	1,728,240
Net unamortized premiums on mortgages – residential	160,852	212,045
Net unamortized premiums on mortgages – commercial	22,297	17,962

Total securitized mortgage collateral	$17,619,344	$20,936,515

Note C—Allowance for Loan Losses

           The allowance for loan loss increased to $1,186.4 million at December 31, 2007 from $77.7 million at December 31, 2006. The allowance for loan losses was recorded to account for expected losses in the Company's securitized mortgage collateral.

           Activity for the allowance for loan losses was as follows (in thousands):

	For the year ended December 31,
	2007	2006	2005
Beginning balance	$77,684	$67,831	$53,272
Provision for loan losses	1,390,008	34,600	30,828
Charge-offs, net of recoveries	(281,296)	(24,747)	(16,269)

Total allowance for loan losses	$1,186,396	$77,684	$67,831

           Troubled debt restructurings during 2007 totaled $42.6 million, the majority of which were the conversions of ARM loans to reduced or fixed interest rate loans. An impairment loss of $2.5 million relating to these loans was recorded as a provision for loan losses. No loans were modified during 2006.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Note D—Real Estate Owned (REO)

           Real estate owned, which consists of residential real estate acquired in satisfaction of loans, is carried at the net realizeable value ("NRV") less estimated selling and holding costs, offset by expected mortgage insurance proceeds to be received. Adjustments to the loan carrying value required at the time of foreclosure are charged off against the allowance for loan losses. Losses or gains from the ultimate disposition of real estate owned are recorded as (gain) loss on sale of other real estate owned in the consolidated statements of operations. The Company continues to writedown REO for changes in the value of the real estate due to declining home prices during the holding period, which is reflected as an NRV writedown in the table below. REO is recorded at its estimated net realizeable value at December 31, 2007 and 2006.

           Activity for the Company's real estate portfolio consisted of the following for the years presented (in thousands):

	At December 31,
	2007	2006
Beginning balance	$137,331	$46,092
Foreclosures	559,561	181,120
Liquidations	(219,211)	(82,553)

	477,681	144,659
REO NRV writedown	(72,247)	(7,328)

REO	$405,434	$137,331

Note E—Other Assets

           Other assets consisted of the following (in thousands):

	At December 31,
	2007	2006
Deferred charge	$37,412	$52,272
Mortgages held-for-sale	1,684	-
Mortgages held-for-investment	816	1,880
Prepaid and other assets	5,825	6,499
Cash collateral balances	588	19,112
Premises and equipment, net	3,904	-
Investment in Impac capital trusts	2,394	2,638

Total other assets	$52,623	$82,401

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

	At December 31,
	2007	2006
Premises and equipment	$9,856	$-
Less: Accumulated depreciation	(5,952)	-

Total premises and equipment, net	$3,904	$-

           As of December 31, 2006, all premises and equipment were located at IFC, which is included in discontinued operations. At December 31, 2006 the Company including continuing and discontinuing operations had premises and equipment and accumulated depreciation of $42.5 million and $27.0 million, respectively.

Note F—Investment Securities Available-for-Sale

           As of December 31, 2007 and 2006, the Company's investment securities available-for-sale totaled $15.2 million and $31.6 million, respectively. During 2007 and 2006, the Company considered $13.6 million and $925 thousand, respectively, of the investment securities available-for-sale to be other-than-temporarily impaired ("OTTI") and charged off (expensed) that amount, primarily due to changes in the expected credit losses. The other-than-temporary impairments were recorded as non-interest income in the other income line item within the accompanying consolidated statements of operations.

           The amortized cost and estimated fair value of investment securities available-for-sale for the periods indicated were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
As of December 31, 2007:
Subordinated securities secured by mortgages	$14,220	$1,136	$(108)	$15,248

As of December 31, 2006:
Subordinated securities secured by mortgages	$29,225	$2,896	$(539)	$31,582

	$29,225	$2,896	$(539)	$31,582

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Note G—Securitized Mortgage Borrowings

           Selected information on securitized mortgage borrowings for the periods indicated consisted of the following (dollars in millions):

		Securitized mortgage borrowings outstanding as of December 31,		Range of Percentages:
Year of Issuance	Original Issuance Amount	2007	2006	Fixed Interest Rates	Interest Rate Margins over One-Month LIBOR (1)	Interest Rate Margins after Contractual Call Date (2)
2002	$3,876.1	$42.1	$52.0	5.25 - 12.00	0.27 - 2.75	0.54 - 3.68
2003	5,966.1	409.4	906.7	4.34 - 12.75	0.27 - 3.00	0.54 - 4.50
2004	17,710.7	2,751.8	5,230.8	3.58 - 5.56	0.25 - 2.50	0.50 - 3.75
2005	13,387.7	5,961.6	8,578.1	-	0.24 - 2.90	0.48 - 4.35
2006	5,971.4	5,015.7	5,794.7	6.25	0.10 - 2.75	0.20 - 4.13
2007	3,860.5	3,619.9	-	-	0.06 - 2.00	0.12 - 3.00

Subtotal securitized mortgage borrowings		17,800.5	20,562.3
Accrued interest payable		17.1	22.8
Unamortized securitization costs		(37.5)	(58.1)

Total securitized mortgage borrowings		$17,780.1	$20,527.0

(1)
One-month LIBOR was 4.60 percent as of December 31, 2007.
(2)
Interest rate margins are generally adjusted when the unpaid principal balance is reduced to less than 10-20 percent of the original issuance amount, or if certain other triggers are met.

           Expected principal maturity of the securitized mortgage borrowings, which is based on expected prepayment rates, was as follows (dollars in millions):

	Payments Due by Period
	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Securitized mortgage borrowings	$17,800.4	$5,321.0	$7,471.8	$3,018.6	$1,989.0

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Note H—Segment Reporting

           The Company has two reporting segments, the long-term investment operations and discontinued operations. The following table presents reporting segments as of and for the year-ended December 31, 2007 (in thousands):

Balance Sheet Items as of December 31, 2007:	Long-Term Investment Operations	Discontinued Operations	Consolidated
Cash and cash equivalents	$24,387	$2,075	$26,462
Securitized mortgage collateral and mortgages held-for-investment	17,620,160	3	17,620,163
Allowance for loan losses	(1,186,396)	(8,195)	(1,194,591)
Mortgages held-for-sale	1,684	279,659	281,343
Finance receivables	336	12,458	12,794
Other assets	577,651	67,250	644,901
Total assets	17,037,822	353,250	17,391,072
Total liabilities	18,063,459	405,341	18,468,800
Total stockholders' (deficit) equity	$(1,025,637)	$(52,091)	$(1,077,728)
Statement of Operations Items for the year ended December 31, 2007:
Net interest income	$45,806	$16,932	$62,738
Provision for loan losses	1,390,008	5,489	1,395,497
Realized gain from derivatives	111,048	1,181	112,229
Change in fair value of derivatives	(251,875)	(6,591)	(258,466)
Other non-interest income (expense)	(128,726)	(271,837)	(400,563)
Non-interest expense and income taxes	39,957	127,574	167,531

Net (loss) earnings	$(1,653,712)	$(393,378)	$(2,047,090)

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           The following table presents reporting segments as of and for the year-ended December 31, 2006 (in thousands):

Balance Sheet Items as of December 31, 2006:	Long-Term Investment Operations	Discontinued Operations	Consolidated
Cash and cash equivalents	$151,714	$27,963	$179,677
Securitized mortgage collateral and mortgages held-for-investment	20,938,395	114,315	21,052,710
Allowance for loan losses	(77,684)	(14,091)	(91,775)
Mortgages held-for-sale	-	1,561,919	1,561,919
Finance receivables	-	306,294	306,294
Other assets	500,140	89,990	590,130
Total assets	21,512,565	2,086,390	23,598,955
Total liabilities	20,815,169	1,774,256	22,589,425
Total stockholders' equity	$697,396	$312,134	$1,009,530
Statement of Operations Items for the year ended December 31, 2006:
Net interest income (expense)	$(62,197)	$27,505	$(34,692)
Provision for loan losses	34,600	4,187	38,787
Realized gain from derivatives	203,958	478	204,436
Change in fair value of derivatives	(110,460)	(2,557)	(113,017)
Other non-interest income	20,068	203	20,271
Non-interest expense and income taxes	8,721	104,763	113,484

Net (loss) earnings	$8,048	$(83,321)	$(75,273)

           The following table presents reporting segments for the year-ended December 31, 2005 (in thousands):

Statement of Operations Items for the year ended December 31, 2005:	Long-Term Investment Operations	Discontinued Operations	Consolidated
Net interest income	$131,988	$72,762	$204,750
Provision for loan losses	30,828	(265)	30,563
Realized gain from derivatives	22,595	-	22,595
Change in fair value of derivatives	155,695	(10,763)	144,932
Other non-interest income	10,481	42,797	53,278
Non-interest expense and income taxes	20,372	104,362	124,734

Net earnings	$269,559	$699	$270,258

Note I—Fair Value of Financial Instruments

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

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           The following table presents the fair value of financial instruments included in the consolidated balance sheets for the periods presented (in thousands):

	December 31, 2007		December 31, 2006
	Carrying Amount	Estimated Fair Value of Financial Instruments	Carrying Amount	Estimated Fair Value of Financial Instruments
Assets
Cash and cash equivalents	$24,387	$24,387	$151,714	151,714
Investment securities available-for-sale	15,248	15,248	31,582	31,582
Securitized mortgage collateral, net of the allowance for loan loss	16,432,948	15,680,000	20,858,831	20,980,000
Derivative assets	7,497	7,497	142,793	142,793
Other assets – cash collateral balances	588	588	19,112	19,112
Liabilities
Securitized mortgage borrowings, excluding accrued interest	$17,780,060	$15,970,000	$20,527,001	$20,760,000
Derivative liabilities	127,855	127,855	14,752	14,752
Trust Preferred Securities	98,398	44,000	97,661	93,000
Reverse Repurchase Agreements	-	-	164,004	164,004

           The fair value estimates as of December 31, 2007 and 2006 are based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented. The determination of fair value is important to the portrayal of our financial condition and results of operations, however, it requires estimates and assumptions based on our judgment of changing market conditions and the performance of our assets and liabilities at those dates. The Company is in the process of adopting SFAS 159, which it expects to apply to the securitized mortgage collateral, securitized mortgage borrowings and trust preferred securities. Upon completion of its analysis the fair value reported above may be different.

           The following describes the methods and assumptions used by management in estimating fair values:

  Cash and Cash Equivalents

           Fair value approximates carrying amounts as these instruments are demand deposits and money market mutual funds and do not present unanticipated interest rate or credit concerns.

  Investment Securities Available-for-Sale and Securitized Mortgage Collateral

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

  Trust Preferred Securities

           Fair value is estimated based on quoted market prices for the Company's preferred C shares which are similar in rights and preference.

  Reverse Repurchase Agreements

           Fair value approximates carrying amounts due to the short-term nature of the liabilities and do not present unanticipated interest rate or credit concerns.

Note J—Employee Benefit Plans

401(k) Plan

           After meeting certain employment requirements, employees can participate in the Company's 401(k) plan. Under the 401(k) plan, employees may contribute up to 25 percent of their salaries, pursuant to certain restrictions. The Company matches 50 percent of the first 4 percent of employee contributions. Additional contributions may be made at the discretion of the board of directors. During the years ended December 31, 2007, 2006 and 2005, the Company recorded $487 thousand, $977 thousand, and $950 thousand, respectively, for matching and discretionary contributions.

Note K—Related Party Transactions

           IFC has entered into an insurance commitment program with Radian Guaranty, Inc. A director of IMH was the Chairman and Chief Executive Officer of Radian Group, Inc. and its principal subsidiary, Radian Guaranty, Inc. until April 30, 2005. Radian Guaranty has agreed to insure mortgage loans acquired or originated by IFC that meet certain credit criteria. IFC pays Radian on a monthly basis. The amount paid depends on the number of mortgage loans insured by Radian and the credit quality of the mortgages. For the year-ended 2006 and 2005, IFC paid an aggregate of approximately $10.9 million, and $19.0 million, respectively, to Radian in connection with the insurance program. This includes only lender paid mortgage insurance.

           In May 2005, a director of IMH became Chairman and Chief Executive Officer of Clayton Holdings, Inc., a mortgage underwriting company and a company with which IFC obtains services. For the year-ended 2007, 2006 and 2005, IFC paid an aggregate of $5 thousand, $29 thousand and $1.0 million, respectively, to Clayton in connection with due diligence services provided.

           During the ordinary course of business, mortgage loans have been extended to officers and directors of the Company. All such loans are made at the prevailing market rates and conditions existing at the time.

Note L—Commitments and Contingencies (Continuing and Discontinued Operations)

Legal Proceedings

Mortgage-related Litigation

           On June 27, 2000, a complaint captioned Michael P. and Shellie Gilmor v. Preferred Credit Corporation and Impac Funding Corporation, et al. was filed in the Circuit Court for Clay County, Missouri, as a purported class action lawsuit alleging that the defendants violated Missouri's Second Loans Act and Merchandising Practices Act. In July 2001, the Missouri complaint was amended to include IMH and other Impac-related entities. A plaintiffs

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

class was certified on January 2, 2003. On January 27, 2006 the Company filed pleadings in response to the Sixth Amended Complaint, including motions to dismiss. No opposition has yet been filed by the Plaintiffs.

           On February 3, 2004, a complaint captioned James and Jill Baker v. Century Financial Group, Inc, et al was filed in the Circuit Court of Clay County, Missouri, as a purported class action lawsuit alleging that the defendants violated Missouri's Second Loan Act and Merchandising Practices Act. An Answer was filed on March 7, 2005 and limited discovery has taken place since then.

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

           On October 4, 2007, a purported class action matter was filed in the United States District Court, Central District of California against Impac Funding Corporation and Impac Mortgage Holdings, Inc. entitled Vincent Marshell v. Impac Funding Corporation, et al. as Case no. EDCV07-1290SGL, the action alleges violations of Truth in Lending Act, violation of California Business and Professional Code Section 17200, et seq, breach of contract, and an additional claim under Business and Professional Code Section 17200. The complaint alleges that the defendants failed to disclose pertinent information in a clear conspicuous manner as called for in the Truth in Lending Act, and that they misled the plaintiff. The action seeks to recover actual damages, compensatory damages, consequential damages, punitive damages, rescission, reasonable attorneys fees and costs, statutory damages, a disgorgement of all profits obtained as a result of the unfair competition, equitable relief including restitution and such other relief as is just and proper. On March 6, 2008 an Answer was filed to this matter.

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

Securities Litigation

           Beginning in January 2006, several purported class action complaints were filed in U.S. District Court, Central District of California, against IMH and its senior officers and all but one of its directors on behalf of persons who acquired IMH's common stock during the period of May 13, 2005 through August 9, 2005. On May 1, 2006, the court approved the consolidation of the federal securities class actions and appointed lead plaintiff and lead counsel. The consolidated complaint filed on July 24, 2006 alleges claims against all defendants for violations under Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 thereunder, and claims against the individual defendants for violations of Section 20(a) of the Exchange Act. Plaintiffs claim that the defendants caused IMH's common stock to trade at artificially inflated prices through false and misleading statements related to the Company's financial condition and future prospects and that the individual defendants improperly sold holdings. The complaint seeks compensatory damages for all damages sustained as a result of the defendants' actions, including interest, reasonable costs and expenses, and other relief as the court may deem just and proper. A consolidated complaint captioned In re Impac Mortgage Holdings, Inc. Securities Litigation, was filed as case no. SACV-06-00031-CJC. A motion to dismiss the First Amended Colsolidated Complaint was filed on December 21, 2007 and the court granted the Company's motion to dismiss with prejudice on May 19, 2008.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           Beginning in January 2006, several shareholder derivative actions were filed in the U.S. District Court, Central District of California and Orange County Superior Court against the Company and all of its senior officers and directors derivatively on behalf of nominal defendant IMH. On April 20, 2006, the Orange County Superior Court, and on June 7, 2006, the U.S. District Court, Central District of California, each approved the consolidation of the state and federal shareholder derivative actions and appointed lead plaintiffs and lead counsel, respectively. The consolidated complaints in the federal and state actions filed on August 8, 2006 and May 12, 2006, each allege claims for breach of fiduciary duty, for insider trading, misappropriation of information and unjust enrichment. The consolidated complaint was entitled Green Meadows v Impac Mortgage Holdings, Inc., et al as case no. SACV06-0091CJC. In 2007, the Company entered into a settlement agreement so that all claims would be dismissed with prejudice with no admission of wrongdoing on the part of any defendant and the Company would agree to certain corporate governance practices. In addition, the settlement provided for an aggregate cash payment of up to $300,000 in attorney's fees subject to plaintiff's application to and approval by the court, which was paid entirely by the Company's insurance carriers and had no effect on the financial position of the Company. The settlement was executed by the court on June 19, 2007 and the matter was also dismissed. A Notice of Appeal was filed on July 19, 2007, however, a settlement was thereafter entered into by the Company, the derivative plaintiffs, and the appealing shareholder whereby the Company's insurance carrier contributed $12,500 and the derivative plaintiffs contributed $12,500 to settle the appeal with no admission of wrongdoing on the part of any defendant. The appeal was dismissed on February 6, 2008.

           On August 17, 2007, a purported class action matter was filed in the United States District Court, Central District of California, against IMH and several of its senior officers entitled Sheldon Pittleman v. Impac Mortgage Holdings, Inc., et al. The action alleges against all defendants violations of Section 10(b) and 10b-5 of the Securities Exchange Act of 1934 (the "Exchange Act") and against the individual defendants violations of Section 20(a) of the Exchange Act. Plaintiffs contend that the defendants caused the Company's stock to trade at artificially inflated prices through false and misleading statements and intentional or reckless disregard of basic accounting principles. The complaint seeks compensatory damages for all damages sustained as a result of the defendants' actions, including reasonable costs and expenses and other relief as the court may deem proper. On October 3, 2007, a similar case was filed in the same Court entitled Richard Abrams v. Impac Mortgage Holdings, Inc., et al. This action makes allegations similar to those in the Pittleman action and also seeks similar recovery. These matters were consolidated with lead counsel appointed by the Court. A Consolidated Complaint captioned Sheldon Pittleman v. Impac Mortgage Holdings, Inc., et al was filed on January 8, 2008. A motion to dismiss was filed by the defendants on March 10, 2008 and that motion is still pending.

           On October 11, 2007, a shareholder derivative action was filed in the Superior Court of California, Orange County against the Company and certain of its officers and directors entitled Alina Matvy v. Tomkinson, et al, case no. 07CC01392. The complaint alleges claims for a breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, a violation of California Civil Code Sections 1709 and 1710 for deceit and for contribution and indemnification. The action seeks to recover for the company the damages suffered by the Company as a result of the individuals breach of fiduciary duty, abuse of control, gross mismanagement and waste of corporate assets. It also seeks to impose a constructive trust on the proceeds of any individuals trading activity, disgorgement of profits benefits of other compensation of the individual defendants, costs and disbursements in the action including reasonable attorney's fees, expert fees, accountant's fees, expenses and such other relief as the court may deem proper. That matter was voluntarily dismissed without prejudice on March 6, 2008.

           On December 17, 2007, a purported class action matter was filed in the United States District Court, Central District of California, against IMH and several of its senior officers entitled Sharon Page v. Impac Mortgage Holdings, Inc., et al. The action is a complaint for violations of the Employee Retirement Income Security Act in relation to the Company's 401(k) plan. The complaint alleges breach of fiduciary duties, breach of duty to avoid conflicts of interest, allegations of co-fiduciary liability and knowing participation in a breach of fiduciary duty by IMH. Plaintiffs contend that the defendants breached their fiduciary duties in violation of ERISA by failing to prudently and loyally manage the plan's investment in IMH stock by continuing to offer IMH stock as an investment option and to make contributions in stock, provide complete and accurate information to participants, and monitor

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

appointed plan fiduciaries and provide them with accurate information. The complaint seeks monetary payment to the plan for the losses in an amount to be proven, injunctive and other appropriate equitable relief, a constructive trust on amounts by which any defendant was unjustly enriched, an appointment of one or more independent fiduciaries, actual damages, reasonable attorney fees and expenses, taxable costs, interests on these amounts and other legal or equitable relief as may be just and proper.

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

Lease Commitments

           The Company leases office space under various operating lease agreements. Minimum premises rental commitments under non-cancelable leases are as follows (in thousands):

Year 2008	$8,838
Year 2009	8,322
Year 2010	8,265
Year 2011	7,802
Year 2012	7,255
Year 2013 and thereafter	27,809

Sublet income	(1,216)

Total lease commitments	$67,075

           Total rental expense for the years ended December 31, 2007, 2006 and 2005 was $23.5 million, $7.8 million and $4.4 million, respectively. During 2007, 2006 and 2005, approximately $2.7 million, $1.8 million and $425 thousand, respectively, were charged to continuing operations, and is included in occupancy expense in the consolidated statements of operations. Included in the $23.5 million rent expense for 2007 is a $12.5 million charge related to discontinued operations for the fair value of leases that have ceased to be occupied, compared to $2.3 million in 2006.

           During the twelve months ended December 31, 2007, the discontinued operations of the Company incurred a lease impairment charge in the amount of $12.5 million, net of the estimated fair value of sublet income which was estimated to be approximately $23.9 million, over the remaining approximate 8.5 years.

Reverse Repurchase Facilities

           The Company's reverse repurchase agreements, are secured by the Company's loans held-for-sale which totaled $279.7 million and $1.6 billion at December 31, 2007 and 2006, respectively, included in discontinued operations. Additionally, at December 31, 2007 the Company has pledged cash of $15.5 million and REO with a net

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

realizeable value of $16.6 million to the reverse repurchase warehouse lenders, included in discontinued operations.

		At December 31,
		2007	2006
Discontinued Operations
	Reverse Repurchase Line 1	$318,669	$602,303
	Reverse Repurchase Line 2	-	207,225
	Reverse Repurchase Line 3	-	157,214
	Reverse Repurchase Line 4	-	87,974
	Warehouse Line 5	18,021	-
	Reverse Repurchase Line 6	-	298,656
	Reverse Repurchase Line 7	-	363,019
Continuing Operations
	Reverse Repurchase Line 8	-	164,004

Total Reverse Repurchase Lines Outstanding		$336,690	$1,880,395

(1)
Line 1 is no longer funding loans and was in technical default of several covenants, including warehouse borrowing reduction, delivery of financial statements and financial covenants. Line 1 has no expiration. This line is secured by mortgage loans, REO and cash totaling $389.8 million with an estimated fair value of $291.4 million. The Company is currently in negotiations to convert this line to a note. The rate range in excess of the one month LIBOR is 0.60% - 2.50%.
(2)
Line 2 expired during 2007 according to the normal provisions of the agreement.
(3)
Line 3 was satisfied during the fourth quarter of 2007.
(4)
Line 4 was satisfied during the fourth quarter of 2007.
(5)
Line 5 was in technical default due to certain income and tangible net worth covenants for which the Company has received a waiver. The available borrowings were reduced to $25.0 million at December 31, 2007. This line is secured by mortgage loans with an unpaid principal balance of $21.2 million and an estimated fair value of $15.7 million. The agreement expires June 2008. The rate range in excess of one month LIBOR is 0.95% - 2.75%.
(6)
Line 6 was satisfied during the fourth quarter of 2007.
(7)
Line 7 expired during 2007 according to the normal provisions of the agreement.
(8)
Line 8 was satisfied during the third quarter of 2007.

	For the year ended December 31,
	2007	2006
Maximum month-end outstanding balance during the year	$2,325,844	$2,888,143
Average balance outstanding for the year	1,326,013	2,010,931
Underlying collateral (mortgage loans)	279,659	1,892,425
Weighted average rate for period	6.06%	5.92%

           From December 31, 2007 through March 31, 2008 the Company liquidated approximately $99.2 million of loan principal, which was used to pay off approximately $93.1 million of its outstanding Reverse Repurchase Obligations.

Repurchase Reserve

           When the Company sells loans through whole loan sales it is required to make normal and customary representations and warranties about the loans to the purchaser. Our whole loan sale agreements generally require us to repurchase loans if we breach a representation or warranty given to the loan purchaser. In addition, we may be

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

required to repurchase loans as a result of borrower fraud or if a payment default occurs on a mortgage loan shortly after its sale. As of December 31, 2007 and 2006 the Company had a liability for losses on loans sold with representations and warranties totaling $25.7 million and $15.3 million, respectively, included in liabilities from discontinued operations.

Note M—Derivative Instruments

           The Company's primary objective is to limit exposure to the variability in future cash flows attributable to the variability of one-month LIBOR, which is the underlying index of adjustable rate securitized mortgage. To mitigate exposure to the effect of changing interest rates, the Company purchased derivative instruments primarily in the form of swaps and, to a lesser extent, caps and floors.

           As of December 31, 2007, the Company had a net derivative liability of $120.4 million, compared to a net derivative asset at December 31, 2006 of $128.0 million. The derivative values are based on the net cash receipts or payments expected to be received or paid by the bankruptcy remote trusts. The value of the derivatives fluctuate with changes in the future expectation of LIBOR, in addition to cash receipts or payments.

Note N—Reconciliation of Earnings Per Share

           The following table presents the computation of basic and diluted net earnings per share, including the dilutive effect of stock options and cumulative redeemable preferred stock outstanding for the periods indicated (in thousands):

	For the year ended December 31,
	2007	2006	2005
Numerator for basic earnings per share:
Net (loss) earnings from continuing operations	$(1,653,712)	$8,048	$269,559
Net (loss) earnings from discontinuing operations	(393,378)	(83,321)	699
Less: Cash dividends on cumulative redeemable preferred stock	(14,886)	(14,698)	(14,530)

Net (loss) earnings available to common stockholders	$(2,061,976)	$(89,971)	$255,728

Denominator for basic earnings per share:
Basic weighted average number of common shares outstanding during the period	76,096	76,106	75,594

Denominator for diluted earnings per share:
Diluted weighted average number of common shares outstanding during the period	76,096	76,106	75,594
Net effect of dilutive stock options	-	-	683

Diluted weighted average common shares	76,096	76,106	76,277

Net (loss) earnings per common share – Basic:
(Loss) earnings from Continuing Operations	$(21.93)	$(0.09)	$3.37
(Loss) earnings from Discontinuing Operations	(5.17)	(1.09)	0.01

Net (loss) earnings per share	$(27.10)	$(1.18)	$3.38

Net (loss) earnings per common share – Diluted:
(Loss) earnings from Continuing Operations	$(21.93)	$(0.09)	$3.34
(Loss) earnings from Discontinuing Operations	(5.17)	(1.09)	0.01

Net (loss) earnings per share	$(27.10)	$(1.18)	$3.35

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           The anti-dilutive stock options outstanding for the periods ending December 31, 2007, 2006 and 2005 were 5.9 million, 7.0 million, and 1.4 million shares, respectively.

Note O—Quarterly Financial Data (unaudited)

           Selected quarterly financial data for 2007 is as follows (in thousands):

	For the Three Months Ended,
	December 31,	September 30,	June 30,	March 31,
Interest income	$293,624	$310,006	$316,443	$304,748
Interest expense	275,638	298,003	308,569	296,805

Net interest income	17,986	12,003	7,874	7,943
Provision for loan losses	410,268	789,445	161,163	29,132

Net interest expense after provision for loan losses	(392,282)	(777,442)	(153,289)	(21,189)
Total non-interest income	(135,511)	(182,243)	70,804	(22,603)
Total non-interest expense	5,971	6,701	6,071	6,353
Income tax benefit	2,848	3,056	4,969	3,988

Net loss from continuing operations	(536,612)	(969,442)	(93,525)	(54,133)
Net loss from discontinued operations, net	(45,028)	(221,793)	(59,022)	(67,535)

Net loss	$(581,640)	$(1,191,235)	$(152,547)	$(121,668)

Net loss per common share – Diluted:
Loss from Continuing Operations	$(7.10)	$(12.79)	$(1.28)	$(0.76)

Loss from Discontinuing Operations	$(0.59)	$(2.92)	$(0.77)	$(0.89)

Net loss per share	$(7.69)	$(15.71)	$(2.05)	$(1.65)

Dividends declared per common share	$-	$-	$-	$0.35

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           Selected quarterly financial data for 2006 is as follows (in thousands):

	For the Three Months Ended,
	December 31,	September 30,	June 30,	March 31,
Interest income	$284,718	$261,080	$285,881	$302,323
Interest expense	297,862	292,508	305,471	300,358

Net interest income (expense)	(13,144)	(31,428)	(19,590)	1,965
Provision (benefit) for loan losses	30,962	3,533	(45)	150

Net interest (expense) income after provision for loan losses	(44,106)	(34,961)	(19,545)	1,815
Total non-interest income	22,254	(80,988)	77,235	95,065
Total non-interest expense	4,610	6,781	5,481	5,446
Income tax benefit (provision)	(21,668)	1,700	3,551	2,820

Net (loss) earnings from continuing operations	(4,794)	(124,430)	48,658	88,614
Net loss from discontinued operations, net	(54,711)	(3,260)	(22,302)	(3,048)

Net (loss) earnings	$(59,505)	$(127,690)	$26,356	$85,566

Net loss per common share – Diluted:
Net (loss) earnings from Continuing Operations	$(0.11)	$(1.69)	$0.59	$1.12

Net loss from Discontinuing Operations	$(0.72)	$(0.04)	$(0.29)	$(0.04)

Net (loss) earnings per share	$(0.83)	$(1.73)	$0.30	$1.08

Dividends declared per common share	$0.25	$0.25	$0.25	$0.20

(1)
Diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.

Note P—Securitized Mortgage Collateral and Loans Held-for-Investment

           The following table presents the activity included in securitized mortgage collateral and mortgages held-for-investment on the consolidated balance sheets for the years presented.

	For the year ended December 31,
	2007	2006	2005
Beginning Balance	$20,938,395	$24,654,360	$21,895,592
Additions:
Loans retained and originated	3,225,717	5,810,208	13,044,229
Additions of premiums	102,558	84,978	277,075

Total additions	3,328,275	5,895,186	13,321,304
Deductions:
Principal paydowns	(5,660,651)	(9,230,570)	(10,243,488)
Loans transferred to mortgages held-for-sale	(27,040)	-	-
Amortization of premiums	(123,934)	(192,570)	(240,786)
Transfers to real estate owned	(834,885)	(188,011)	(78,262)

Total deductions	(6,646,510)	(9,611,151)	(10,562,536)

Ending Balance	$17,620,160	$20,938,395	$24,654,360

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           Characteristics of the Company's securitized mortgage collateral and loans held-for-investment at December 31, 2007, which consisted primarily of Alt-A mortgages (principal balance amounts in thousands):

Original Loan Amounts	Number of Mortgage Loans	Aggregate Principal Balance	Maturity Date	Percent of Total
$50,000 or less	2,215	$72,858	7/10 - 4/37	0.40%
$50,001 to $100,000	6,367	484,114	11/10 - 6/37	2.68%
$100,001 to $150,000	10,100	1,239,026	1/11 - 6/37	6.86%
$150,001 to $200,000	9,234	1,593,752	11/10 - 6/37	8.82%
$200,001 to $250,000	7,457	1,654,785	2/12 - 6/37	9.16%
$250,001 to $300,000	6,228	1,695,956	11/17 - 6/37	9.38%
$300,001 to $350,000	5,042	1,616,836	12/17 - 6/37	8.95%
$350,001 to $400,000	4,021	1,494,360	7/17 - 6/37	8.27%
$400,001 to $450,000	3,014	1,269,641	11/16 - 6/37	7.03%
$450,001 to $500,000	2,789	1,315,226	11/17 - 6/37	7.28%
$500,001 to $550,000	1,749	908,299	12/16 - 6/37	5.03%
$550,001 to $600,000	1,449	825,370	11/17 - 5/37	4.57%
$600,001 to $650,000	1,182	734,976	8/18 - 5/37	4.07%
$650,001 or more	3,043	3,167,802	11/16 - 5/37	17.53%

	63,890	18,073,001		100%

Unamortized net premiums on mortgages		179,752
Real estate owned		(632,593)

Total securitized mortgage collateral and mortgages held-for-investment		$17,620,160

           Characteristics of the Company's securitized mortgage collateral and loans held-for-investment at December 31, 2007, which consisted primarily of Alt-A mortgages (dollar amounts in thousands):

Interest Rate Ranges	Number of Mortgage Loans	Aggregate Principal Balance	Percent of Total
4% or less	507	145,820	0.81%
4.01% to 4.5%	628	196,470	1.09%
4.51% to 5.0%	3,506	1,137,979	6.30%
5.01% to 5.5%	5,527	1,854,244	10.26%
5.51% to 6.0%	9,747	3,203,854	17.73%
6.01% to 6.5%	11,112	3,556,362	19.68%
6.51% to 7.0%	12,113	3,653,830	20.22%
7.01% to 7.5%	7,616	2,010,065	11.12%
7.51% to 8.0%	4,789	1,173,920	6.50%
8.01% to 8.5%	1,985	444,422	2.46%
8.51% to 9.0%	1,129	220,295	1.22%
9.01% to 9.5%	477	78,839	0.44%
9.51% or more	4,754	396,901	2.20%

	63,890	18,073,001	100%

Unamortized net premiums on mortgages		179,752
Real estate owned		(632,593)

Total securitized mortgage collateral and mortgages held-for-investment		$17,620,160

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           The geographic distribution of the Company's securitized mortgage collateral and loans held-for-investment at December 31, 2007 was as follows (principal balances in thousands):

Geographic Location	Number of Mortgage Loans	Aggregate Principal Balance	Percent of Total
CA	24,914	$9,384,849	51.93%
FL	10,082	2,044,555	11.31%
NY	1,786	614,138	3.40%
AZ	2,560	606,171	3.35%
VA	1,998	558,445	3.09%
NV	1,918	471,493	2.61%
MD	1,444	374,578	2.07%
NJ	1,357	372,255	2.06%
IL	1,686	348,590	1.93%
WA	1,146	310,138	1.72%
Other	14,999	2,987,789	16.53%

	63,890	18,073,001	100%

Unamortized net premiums on mortgages		179,752
Real estate owned		(632,593)

Total securitized mortgage collateral and mortgages held-for-investment		$17,620,160

Note Q—Redeemable Preferred Stock

           As of December 31, 2007 and 2006 the Company had 2.0 million shares of Series B Cumulative Redeemable Preferred outstanding. The shares have a liquidation value of $25.00 per share and pay an annual coupon of 9.375 percent. The shares are redeemable at the Company's option, in whole or in part, on or after May 28, 2009 except in limited circumstances to preserve the Company's REIT status. The Company has the ability to defer the dividend on the preferred B stock for a period not to exceed six quarters.

           As of December 31, 2007 and 2006, the Company had 4.5 million and 4.4 million shares, respectively, of Series C Cumulative Redeemable Preferred outstanding. The shares have a liquidation value of $25.00 per share and pay an annual coupon of 9.125 percent. The shares are redeemable at the Company's option, in whole or in part, on or after November 23, 2009 except in limited circumstances to preserve the Company's REIT status. The Company has the ability to defer the dividend on the preferred C stock for a period not to exceed six quarters.

Note R—Trust Preferred Securities

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

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           The following table shows the Trust Preferred Securities issued as of December 31, 2007 (principal balances in thousands):

	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Optional Redemption Date
Impac Capital Trust # 1 (1)	25,000	780	$25,780	04/30/35	4/30/2010(5)
Impac Capital Trust # 2 (2)	25,000	774	25,774	04/30/35	4/30/2010(6)
Impac Capital Trust # 3 (3)	26,250	820	27,070	06/30/35	6/30/2010(5)
Impac Capital Trust # 4 (4)	20,000	620	20,620	07/30/35	7/30/2010(5)

Sub-total	96,250	2,994	99,244

Unamortized debt issuance costs			(846)

Total			$98,398

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

Note S—Discontinued Operations

           During the third quarter of 2007, the Company announced plans to exit substantially all of its mortgage, commercial, and warehouse lending operations. During the fourth quarter of 2007 the Company exited the retail mortgage lending operations. Consequently, the amounts related to these operations are presented as

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

discontinued operations in our consolidated statements of operations and our consolidated statements of cash flows, and the asset groups to be exited are reported as assets and liabilities of discontinued operations in our consolidated balance sheets for the periods presented.

           The following tables present the discontinued operations' condensed balance sheets for the periods ended December 31, 2007 and 2006;

	Discontinued Operations as of December 31,
	2007	2006
Balance Sheet Items:
Cash and cash equivalents	$2,075	$27,963
Restricted cash	18,303	617
Securitized mortgage collateral and mortgages held-for-investment	3	114,315
Mortgages held-for-sale	279,659	1,561,919
Finance receivables	12,458	306,294
Allowance for loan losses	(8,195)	(14,091)
Other assets	48,947	89,373
Total assets	353,250	2,086,390
Total liabilities	405,341	1,774,256
Total stockholders' (deficit) equity	$(52,091)	$312,134

           The following tables present discontinued operations condensed statement of operations for the twelve month periods ended December 31, 2007, 2006 and 2005.

	Discontinued Operations for the year ended December 31,
	2007	2006	2005
Income Statement Items:
Net interest income (expense)	$16,932	$27,505	$72,762
Provision (benefit) for loan losses	5,489	4,187	(265)
Realized gain from derivative instruments	1,181	478	-
Change in fair value of derivative instruments	(6,591)	(2,557)	(10,763)
Other non-interest (expense) income	(271,837)	203	42,797
Non-interest expense and income taxes	127,574	104,763	104,362

Net loss	$(393,378)	$(83,321)	$699

Note T—Subsequent Events

Loans Held-for-Sale

           From December 31, 2007 through March 31, 2008, the Company reduced loans held-for-sale by approximately $80.0 million. The Company used the proceeds from the loan dispositions to reduce the outstanding borrowings on the reverse repurchase line.

REDC (Real Estate Disposition Corporation)

           In March 2008, the Company entered into a written services agreement to provide business development and consulting services to REDC in exchange for a fee equal to a percentage of REDC's gross profit. In the second half of 2007, the Company has used REDC's auction services to liquidate certain REO properties. The Company has received fees of $1.7 million from REDC in 2007 and $1.1 million through March 2008.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Issuance of Stock Options

           In February 2008, the Company issued 4,550,000 stock options to our executive officers in accordance with the Impac Mortgage Holdings, Inc. 2001 Stock Option, Deferred Stock and Restricted Stock Plan, as amended (the 2001 Stock Plan). The grants vest 100 percent after two years with a five year expiration and have an exercise price of $1.33 per share.

           In March 2008, the Company issued 2,860,000 stock options to its employees in accordance with the Impac Mortgage Holdings, Inc. 2001 Stock Option, Deferred Stock and Restricted Stock Plan, as amended (the 2001 Stock Plan). The grants vest 100 percent after two years with a five year expiration and have an exercise price of $1.20 per share.

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
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
Exhibit Index
IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (dollar amounts in thousands, except share data)
IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSSES) EARNINGS (in thousands, except per share data)
IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share data or as otherwise indicated)