Form 10-Q
period 2008-03-31
IMPAC MORTGAGE HOLDINGS INC
filed 2008-09-15
CIK 1000298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☒   Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes ☐ No ☒

There were 76,096,392 shares of common stock outstanding as of September 12, 2008.

IMPAC MORTGAGE HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Cash and cash equivalents	$32,901	$24,387
Trust assets
Investment securities available-for-sale	10,621	15,248
Securitized mortgage collateral (at fair value at March 31, 2008)	11,634,134	16,532,633
Derivative assets	43	7,497
Real estate owned (REO)	502,473	400,863
Total trust assets	12,147,271	16,956,241

Assets of discontinued operations	223,484	353,250
Other assets	55,702	57,194
Total assets	$12,459,358	$17,391,072

LIABILITIES
Trust liabilities
Securitized mortgage borrowings (at fair value at March 31, 2008)	$11,793,783	$17,780,060
Derivative liabilities	280,618	127,757
Total trust liabilities	12,074,401	17,907,817

Trust preferred securities (at fair value at March 31, 2008)	45,129	98,398
Liabilities of discontinued operations	279,614	405,341
Other liabilities	5,532	57,244
Total liabilities	12,404,676	18,468,800

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Series-A junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized;	—	—
Series-B 9.375% cumulative redeemable preferred stock, $0.01 par value; liquidation value $50,000; 2,000,000 shares authorized, issued and outstanding	20	20
Series-C 9.125% cumulative redeemable preferred stock, $0.01 par value; liquidation value $111,765; 5,500,000 shares authorized; 4,470,600 shares issued and outstanding as of March 31, 2008 and December 31, 2007.	45	45
Common stock, $0.01 par value; 200,000,000 shares authorized; 76,096,392 shares issued and outstanding as of March 31, 2008 and December 31, 2007	761	761
Additional paid-in capital	1,174,091	1,173,562
Accumulated other comprehensive income	—	1,028
Net accumulated deficit:
Cumulative dividends declared	(807,634)	(803,912)
Retained deficit	(312,601)	(1,449,232)
Net accumulated deficit	(1,120,235)	(2,253,144)
Total stockholders’ equity (deficit)	54,682	(1,077,728)
Total liabilities and stockholders’ equity	$12,459,358	$17,391,072

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE EARNINGS (LOSS)

(in thousands, except per share data)

(Unaudited)

	For the Three Months
	Ended March 31,
	2008	2007
INTEREST INCOME:
Total interest income	$271,955	$304,748

INTEREST EXPENSE:
Total interest expense	264,606	296,805

Net interest income	7,349	7,943
Provision for loan losses	—	29,132
Net interest income (expense) after provision for loan losses	7,349	(21,189)

NON-INTEREST INCOME:
Change in fair value of derivative instruments	—	(17,998)
Change in fair value of net trust assets, excluding REO	3,528	—
Change in fair value of trust preferred securities	(4,023)	—
Losses from real estate owned	(4,256)	(9,892)
Real estate advisory fees	3,845	—
Other	1,898	5,287
Total non-interest income (expense)	992	(22,603)

NON-INTEREST EXPENSE:
General and administrative	3,988	5,509
Personnel expense	2,330	844
Total non-interest expense	6,318	6,353
Net earnings (loss) from continuing operations	2,023	(50,145)
Income tax expense from continuing operations	6,526	3,988
Net loss from continuing operations	(4,503)	(54,133)
Net earnings (loss) from discontinued operations, net of tax	688	(67,535)
Net loss	(3,815)	(121,668)
Cash dividends on cumulative redeemable preferred stock	(3,722)	(3,722)
Net loss available to common stockholders	$(7,537)	$(125,390)

See accompanying notes to consolidated financial statements.

	For the Three Months
	Ended March 31,
	2008	2007
Net loss	$(3,815)	$(121,668)
Net unrealized losses on securities:
Unrealized holding losses arising during year	—	(1,063)
Net unrealized losses	—	(1,063)
Comprehensive loss	$(3,815)	$(122,731)

Net (loss) earnings per common share - Basic:
Loss from continuing operations	$(0.11)	$(0.76)
Earnings (loss) from discontinued operations	0.01	(0.89)
Net loss per share	$(0.10)	$(1.65)

Net (loss) earnings per common share - Diluted:
Loss from continuing operations	$(0.11)	$(0.76)
Earnings (loss) from discontinued operations	0.01	(0.89)
Net loss per share	$(0.10)	$(1.65)

Dividends declared per common share	$—	$0.10

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Three Months
	Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(4,503)	$(54,133)

Provision for loan losses	—	29,132
Provision for REO losses	7,727	9,890
Gain on sale of REO	(3,471)	—
Amortization of deferred charge, net	6,526	4,101
Amortization of premiums and securitization costs	—	42,209
Amortization of debt issuance costs and mortgage servicing rights	647	411
Change in fair value of derivative instruments	155,914	54,623
Change in fair value of net trust assets, excluding REO and derivatives	(185,344)	—
Change in fair value of trust preferred securities	4,023	—
Accretion of interest income and expense	101,224	—
Stock-based compensation	197	869
Net change in accrued interest receivable	—	(4,137)
Net cash provided by (used in) operating activities of discontinued operations	88,984	(1,797,314)
Net change in other assets and liabilities	(24,034)	5,596
Net cash provided by (used in) operating activities	147,890	(1,708,753)

CASH FLOWS FROM INVESTING ACTIVITIES:
Securitized mortgage collateral	612,291	1,831,520
Mortgages held-for-investment	15	346
Purchase of premises and equipment	—	(434)
Principal change on investment securities available-for-sale	538	591
Proceeds from the sale of real estate owned	74,961	28,392
Net cash provided by investing activities of discontinued operations	7,040	57,188
Net cash provided by investing activities	694,845	1,917,603

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash disbursements under reverse repurchase agreements	—	(42,163)
Cash receipts from reverse repurchase agreements	—	71,947
Proceeds from securitized mortgage borrowings	—	2,384,131
Repayment of securitized mortgage borrowings	(739,536)	(1,918,566)
Common stock dividends paid	—	(22,714)
Preferred stock dividends paid	(3,722)	(3,722)
Proceeds from sale of cumulative redeemable preferred stock	—	608
Net cash used in financing activities of discontinued operations	(92,942)	(676,846)
Net cash used in financing activities	(836,200)	(207,325)

Net change in cash and cash equivalents	6,535	1,525
Cash and cash equivalents at beginning of period	26,462	179,677
Cash and cash equivalents at end of period - Continuing Operations	32,901	152,148
Cash and cash equivalents at end of period - Discontinued Operations	96	29,054
Cash and cash equivalents at end of period	$32,997	$181,202

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Three Months
	Ended March 31,
	2008	2007
SUPPLEMENTARY INFORMATION (Continuing and Discontinued Operations):
Interest paid	$189,435	$387,072
Taxes paid	—	81

NON-CASH TRANSACTIONS (Continuing and Discontinued Operations):
Accumulated other comprehensive loss	$—	$(1,063)
Dividends declared but unpaid	—	7,608
Transfer of loans held-for-sale and held-for-investment to real estate owned	—	11,761
Transfer of securitized mortgage collateral to real estate owned	209,801	111,316
Transfer of loans held-for-sale to securitized mortgage collateral	—	2,430,042

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

During late 2007, the Company’s board of directors elected to discontinue the non-conforming mortgage operations conducted by IFC, commercial operations conducted by ICCC, retail mortgage operations conducted by IHL, and warehouse lending operations conducted by IWLG.

The Company consists of the continuing operations which includes the long-term mortgage portfolio (residual interests in securitizations) conducted by IMH and IMH Assets, master servicing portfolio conducted by IFC and real estate advisory fees from IMH’s advisory services agreement with a real estate marketing company.

The information contained throughout this document is presented on a continuing basis, unless otherwise stated.

Financial Statement Presentation

The accompanying unaudited consolidated financial statements of IMH and its subsidiaries (as defined above) have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

All significant inter-company balances and transactions have been eliminated in consolidation. In addition, certain amounts in the prior periods’ consolidated financial statements have been reclassified to conform to the current year presentation.

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these consolidated financial statements in conformity with GAAP.  The items affected by management’s estimates and assumptions include the valuation of trust assets and liabilities (including investment securities available-for-sale), the valuation of repurchase liabilities related to sold loans, the valuation of trust preferred securities, and the valuation of loans held-for-sale.  Actual results could differ from those estimates.

Market Conditions, Status of Operations, Liquidity and Capital Resources

In 2007 and 2008, management has been seriously challenged by the unprecedented turmoil in the mortgage market, including the following: significant increases in delinquencies and foreclosures; significant increases in credit-related losses; decline in originations; tightening of warehouse credit and the virtual elimination of the market for loan securitizations.  As a result, the Company discontinued certain operations, resolved and terminated all but one of the Company’s reverse repurchase facilities and settled a portion of its outstanding repurchase claims, while also reducing its operating costs and liabilities.  In the first quarter of 2008, the Company also entered into an agreement with a real estate marketing company to generate advisory fees.

As described in Note L, in September 2008, the Company executed definitive agreements, which require scheduled principal paydowns and remove any and all technical defaults that existed under the previous reverse repurchase facility.

In order to reduce dividend payments on its preferred stock, the Company is considering exchanging the preferred stock for common stock.  In July 2008, the Company’s stockholders approved the potential issuance of common shares in excess of 20 percent of the existing common shares.

The Company earns advisory fees from a real estate marketing company specializing in the marketing and disposition of foreclosed properties.  During the three months ended March 31, 2008, the Company earned $3.8 million from this relationship.  The amount of real estate advisory fees the Company receives from this relationship are based on numerous factors, including real estate market conditions, the level of foreclosure activity, the ability of the marketing company to attract new business, and the Company retaining its CEO and avoiding liquidation.  The agreement terminates in 2010 with the Company having an option to extend the agreement for an additional three years.

In July 2008, the Company executed a letter of intent, subject to execution of definitive agreements, to acquire a special servicing platform, whereby the seller will contribute specified balances of loans (mostly distressed) to the platform in order to provide sufficient cash flows to maintain the business during its initial operations.

There can be no assurance that the Company will be successful in executing the agreements outlined above.  Also, there can be no assurance that the restructuring of the trust preferred securities or the preferred stock will occur.  In this event, the Company intends to reduce operating expenses to a level that is supportable by the revenues from the existing long-term mortgage portfolio (residual interests in securitizations), master servicing portfolio and real estate advisory fees. Nevertheless, if the Company is not successful in completing the objectives outlined above, it may not be able to meet its contractual obligations for the next year, including repayment of the reverse repurchase line, interest payments on trust preferred securities and preferred stock dividends.

2.             Adoption of New Accounting Standards

Adoption of SFAS 157—Fair Value Measurements

The Company prospectively adopted the provisions of Financial Accounting Standards Board (FASB) Statement No. 157 “Fair Value Measurements” (SFAS 157), as of January 1, 2008.  SFAS 157 defines fair value, expands disclosure requirements around fair value and specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.  These two types of inputs create the following fair value hierarchy:

•                  Level 1 — Quoted prices for identical instruments in active markets.

•                  Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•                  Level 3 — Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

For some products or in certain market conditions, observable inputs may not always be available.  Through the first quarter of 2008, certain markets remained illiquid, and some key observable inputs used in valuing certain exposures were unavailable.  When and if these markets are liquid, the Company will use the related observable inputs available at that time from these markets.

Under fair value accounting, the Company is required to take into account its own credit risk when measuring the fair value of assets and liabilities.

Adoption of SFAS 159 - Fair Value Option

The adoption of Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) has also resulted in new valuation techniques used by the Company when determining fair value, most notably to value its securitized mortgage collateral and borrowings and trust preferred securities, which had not previously been carried at fair value.  The Company prospectively adopted SFAS 159 as of January 1, 2008. SFAS 159 provides an option on an instrument-by-instrument basis for most financial assets and liabilities to be reported at fair value with changes in fair value reported in earnings. After the initial adoption, the election is made at the acquisition of a financial asset, financial liability, or a firm commitment and it may not be revoked.  Management believes that the adoption of SFAS 159 provides an opportunity to mitigate volatility in reported earnings and provides a better representation of the economics of the trust assets and liabilities.

Under the SFAS 159 transition provisions, the Company elected to apply fair value accounting to certain financial instruments (certain trust assets, trust liabilities and trust preferred securities) held at January 1, 2008.  Differences between the December 31, 2007 carrying values and the January 1, 2008 fair values were recognized as an adjustment to retained deficit. The adoption of SFAS 159 resulted in a $1.1 billion decrease to retained deficit on January 1, 2008 from $(1.4) billion at December 31, 2007 to $(308.8) million at January 1, 2008.

As a result of deterioration in the real estate market since the second half of 2007, the Company significantly added to its allowance for loan losses during the third and fourth quarters of 2007.  Principally, because of the increase in the allowance for loan losses, the Company reported a stockholders’ deficit as of December 31, 2007. This stockholders’ deficit was created primarily because the Company was required under GAAP to record an allowance for loan losses that reduced securitized mortgage collateral in its consolidated trusts below the balance of the related securitized mortgage borrowings, resulting in a negative investment in certain consolidated trusts, even though the related trust agreements are nonrecourse to the Company.  However, with the adoption of SFAS 159, the Company’s net investment position is unable to go below zero since the related trust liabilities are also recorded at fair value.  Therefore the difference between the fair value of the trust assets and trust liabilities represents the net investment interests (residual interests in securitizations) in the trust at fair value.

The following table summarizes the initial retained earnings charge related to the prospective adoption SFAS 159 as of January 1, 2008 and the related fair value balances as of the periods indicated.

	Ending Balance as of December 31, 2007	Adoption Net	Fair Value Balance as of January 1, 2008	Fair Value Balance
	(Prior to Adoption)	Gain/(Loss)	(After Adoption) (5)	as of March 31, 2008
Impact of electing the fair value option under SFAS 159:
Investment securities available-for-sale	$15,248	$1,028 (1)	$15,248	$10,621
Securitized mortgage collateral (2)	16,532,633	(821,311)	15,711,322	11,634,134
Securitized mortgage borrowings (3)	(17,780,060)	1,903,283	(15,876,777)	(11,793,783)
Trust preferred securities	(98,398)	57,446	(40,952)	(45,129)
Cumulative-effect adjustment (pre-tax)		1,140,446
Tax impact (4)		—
Cumulative-effect adjustment to reduce retained deficit		$1,140,446

Total retained deficit as of December 31, 2007		$(1,449,232)
Cumulative-effect adjustment to reduce retained deficit		1,140,446
Total retained deficit as of January 1, 2008 (6)		$(308,786)

(1)         Investment securities available-for-sale are recorded at fair value at December 31, 2007, with a corresponding $1,028 thousand unrealized gain included in accumulated other comprehensive income.  Included in the cumulative-effect adjustment was $1,028 thousand in unrealized holding gains that were reclassified from accumulated other comprehensive income to retained deficit.  Due to the effect of reclassifying the $1,028 thousand from accumulated other comprehensive income to retained deficit, the investment securities available-for-sale balances do not add across.

(2)         Components of securitized mortgage collateral at December 31, 2007 include the allowance for loan loss of $1.2 billion, accrued interest of $99.7 million and premiums of $183.1 million, which were part of its fair value for the adoption of SFAS 159. At March 31, 2008 and December 31, 2007, securitized mortgage collateral included $10.6 million and $9.1 million, respectively in master servicing rights, recorded at the lower of cost or market, related to consolidated securitizations and recorded at the lower of cost or market.

(3)        Components of securitized mortgage borrowings at December 31, 2007 include accrued interest of $17.1 million and securitization costs of $37.5 million, which were part of its fair value for the adoption of SFAS 159.

(4)        There was no tax effect of the adoption of SFAS 159 as the Company qualifies as a REIT for federal income tax purposes and its tax liabilities are only related to it deferred charges associated with previous inter-company loan sales.

(5)        The securitized mortgage collateral and securitized mortgage borrowings include the mortgage insurance and bond insurance proceeds to be received from third parties.

(6)        As of January 1, 2008, after adoption of SFAS 159, total stockholder’s equity was $61.7 million

Changes in Significant Accounting Policies

Investment Securities Available-for-Sale

The Company elected to continue to account for all of its existing investment securities available-for-sale at fair value.  Interest income is recorded based on the effective yield for the period based on the valuation of the previous quarter.  Net gains and losses resulting from changes in fair value of investment securities available-for-sale are recorded within change in fair value of net trust assets in the Company’s consolidated statement of operations.

The Company’s election to account for its investment securities available-for-sale at fair value was based on the Company’s overall objective of moving toward fair value accounting for significant financial assets and liabilities.  The election of SFAS 159 for these investment securities results in increased volatility within net earnings as a result of the recognition of fair value changes with no offsetting amounts that would result if these assets were economically hedged.  However, management believes that electing fair value accounting for its investment securities results in a stronger reflection of the value, while furthering its objective of migrating toward fair value accounting.

Securitized Mortgage Collateral and Borrowings

The Company elected to account for certain of its securitized assets at fair value.  Interest income on securitized mortgage collateral and interest expense on securitized mortgage borrowings, respectively, is recorded based on the effective yield for the period based on the previous quarter’s valuation resulting in interest income and expense accretion.  Net gains (losses) resulting from the changes in fair value of these items, are included in non-interest income in the Company’s consolidated statement of operations.  Electing the fair value option allows the Company to avoid the burden of recording losses on collateral for which the Company will not ultimately bare the loss. In addition, recording the collateral and borrowings at fair value will help to reflect the true economics of the transactions within the consolidated statement of operations.  Upon the adoption of SFAS 159, all deferred costs associated with securitized mortgage collateral and borrowings have been recognized as a cumulative effect of a change in accounting principle within retained deficit as of January 1, 2008.

Trust Preferred Securities

The Company elected to account for all of its trust preferred securities at fair value.  Interest expense on these items is recorded based on the effective yield for the period.  Gains and losses resulting from the changes in fair value of these items are recorded within change in fair value of trust preferred securities in the Company’s consolidated statement of operations.

The Company’s election to account for its trust preferred securities at fair value was based on the Company’s overall objective of moving toward fair value accounting for significant financial assets and liabilities.  The election of SFAS 159 for these liabilities results in increased volatility within net earnings as a result of the recognition of fair value changes with no offsetting amounts that would result if these liabilities were economically hedged.  However, management believes that electing fair value accounting for its trust preferred securities results in a stronger reflection of the value, while furthering its objective to migrate toward fair value accounting.

3.             Recent Accounting Pronouncements

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161), an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), to expand disclosure requirements for an entity’s derivative and hedging activities. Under SFAS 161, entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. In order to meet these requirements, entities shall include qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 with early adoption encouraged. The Company plans to adopt this Statement on January 1, 2009, and there should be no impact on the consolidated financial statements as this Statement only addresses disclosures.

In April 2008, the FASB voted to eliminate qualifying special purpose entities (QSPEs) from the guidance in FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (SFAS 140).   While the revised standard has not been finalized and the FASB’s proposals will be subject to a public comment period, this change may have a significant impact on the Company’s consolidated financial statements as it may lose sales treatment for assets previously sold to a QSPE, as well as for future sales. An effective date for any proposed revisions has not been determined by the FASB. As of March 31, 2008, the current principal balance of QSPEs to which the Company, acting as principal, has transferred assets and received sales treatment were $754.9 million.  The Company’s investment in these QSPE’s consists of residual interests accounted for as investment securities available-for-sale in its consolidated balance sheets.

In connection with the proposed changes to SFAS 140, the FASB also is proposing three key changes to the consolidation model in FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51” (FIN 46(R)). First, the FASB will now include former QSPEs in the scope of FIN 46(R). In addition, the FASB supports amending FIN 46(R) to change the method of analyzing which party to a variable interest entity (VIE) should consolidate the VIE to a primarily qualitative determination of control instead of today’s risks and rewards model. Finally, the proposed amendment is expected to require all VIEs and their primary beneficiaries to be reevaluated quarterly. The previous rules required reconsideration only when specified reconsideration events occurred. As of March 31, 2008, the current principal balance of significant unconsolidated VIEs with which the Company is involved were approximately $754.9 million.

The Company will be evaluating the impact of these changes on the Company’s consolidated financial statements once the standard is approved and issued.

4.             Legal Proceedings

The Company is party to litigation and claims which are normal in the course of its operations.  While the results of such litigation and claims cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a material adverse effect on the Company’s financial condition or results of operations.

On November 9, 2007, and separately on August 25, 2008, two matters were filed against IFC in Orange County in the Superior Court of California, as case nos. 07CC11612 and 00110553, respectively, by Citimortgage, Inc., alleging claims for breach of contract and damages based upon representations and warranties made in conjunction with whole loan sales. These actions seek combined damages in excess of $4.2 million.

On June 28, 2008 a matter was filed against IFC in the Circuit Court of the Eighteenth Judicial District, Dupage County in Illinois, as case no. 2008L000721, by TR Mid America Plaza Corp., seeking damages for breach of contract (a lease agreement) in excess of $0.6 million plus such amount as determined through the date of judgment and payment of attorneys fees and costs.

The Company believes that it has meritorious defenses to the above claims and intends to defend these claims vigorously. Nevertheless, litigation is uncertain and the Company may not prevail in the lawsuits and can express no opinion as to their ultimate resolution. An adverse judgment in any of these matters could have a material adverse effect on the Company.

Please refer to IMH’s report on Form 10-K for the year ended December 31, 2007 for a description of other litigation and claims.

5.             Income Taxes and Deferred Charge

In accordance with Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” the Company records a deferred charge representing the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH in prior years. The deferred charge is included in other assets in the accompanying consolidated balance sheets and is amortized as a component of income tax expense in the accompanying consolidated statements of operations over the estimated life of the mortgages retained in the securitized mortgage collateral. The Company recorded a tax provision of $6.5 million and $4.0 million for the three months ending March 31, 2008 and 2007, respectively.  The net provision is predominately the result of the amount of the deferred charge amortized and/or impaired resulting from credit losses, which does not result in any tax liability required to be paid.

Note B—Fair Value of Financial Instruments

The Company’s consolidated financial statements include financial assets and liabilities that are measured based on their estimated fair values.  The use of fair value to measure the Company’s financial instruments is fundamental to its consolidated financial statements and is a critical accounting estimate because a substantial portion of its assets and liabilities are recorded at estimated fair value.

The application of fair value estimates may be on a recurring or nonrecurring basis depending on the accounting principles applicable to the specific asset or liability or whether management has elected to carry the item at its estimated fair value as discussed previously.

Effective January 1, 2008, the Company adopted two pronouncements affecting its fair value measurements and accounting: SFAS 157 and SFAS 159.

SFAS 157 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 establishes a three-tiered fair value hierarchy that prioritizes the inputs used to estimate fair value into three broad levels, considering the relative reliability of the inputs:

•                  Level 1— Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as certain U.S. treasury, other U.S. Government and agency mortgage-backed debt securities that are highly liquid and are actively traded in over-the-counter markets.

•                  Level 2— Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include securities with quoted prices that are traded less frequently than exchange-traded instruments, securities and derivative contracts and financial liabilities whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes trust assets or liabilities where more than a significant percentage of the fair values were derived using a pricing process that was based upon observable inputs.

•                  Level 3— Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category includes those assets and liabilities that were not included in Level 1 or Level 2.

The following table presents for each of these hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option at March 31, 2008.

	Recurring Fair Value Measurements
	At March 31, 2008
	Level 1	Level 2	Level 3	Total
Assets
Investment securities available-for-sale	$—	$—	$10,621	$10,621
Securitized mortgage collateral (1)	—	10,656,584	966,958	11,623,542
Total Assets at Fair Value	$—	$10,656,584	$977,579	$11,634,163

Liabilities
Securitized mortgage borrowings	$—	$10,795,388	$998,395	$11,793,783
Derivative liabilities, net (2)	—	280,575	—	280,575
Trust preferred securities	—	—	45,129	45,129
Total Liabilities at Fair Value	$—	$11,075,963	$1,043,524	$12,119,487

(1)        Excluded from securitized mortgage collateral above is $10.6 million in master servicing rights related to consolidated securitizations and recorded at the lower of cost or market.

(2)        Derivative liabilities, net includes $43 thousand in derivative assets and $280.6 million in derivative liabilities, included within trust assets and trust liabilities, respectively.

Level 3 assets and liabilities were 7.8 percent and 8.4 percent of total assets at fair value and total liabilities at fair value at March 31, 2008, respectively.

The following table presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2008:

	Level 3 Recurring Fair Value Measurements
	Three Months Ended March 31, 2008
	Fair Value - January 1, 2008	Total Gains (Losses) Included in	Transfers in and/or out of Level 3	Purchases, issuances and settlements	Fair Value - March 31, 2008	Unrealized gains (losses) still held (1)
Investment securities available-for-sale	$15,248	$(4,090)	$—	$(537)	$10,621	$(4,290)
Securitized mortgage collateral	782,574	(249,070)	526,469	(93,015)	966,958	(342,085)
Securitized mortgage borrowings	(767,704)	278,203	(562,467)	53,573	(998,395)	331,777
Trust preferred securities	(40,952)	(4,177)	—	—	(45,129)	(4,023)

(1)           Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held at March 31, 2008.

The table below summarizes gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recorded in earnings for Level 3 assets and liabilities for the three months ended March 31, 2008.

	Recurring Fair Value Measurements Level 3 - Total Gains (Losses) Included in Net Loss Three Months Ended March 31, 2008
	Investment Securities Available-for-Sale	Securitized Mortgage Collateral	Securitized Mortgage Borrowings	Trust Preferred Securities
Interest income	$200	$(88)	—	—
Interest expense	—	—	(8,901)	(154)
Change in fair value of net trust assets, excluding REO	(4,290)	(248,982)	287,104	—
Change in fair value of trust preferred securities	—	—	—	(4,023)
Total	$(4,090)	$(249,070)	$278,203	$(4,177)

SFAS 159 permits fair value accounting to be elected for certain assets and liabilities on an individual contract basis at the time of acquisition or under certain other circumstances referred to as “remeasurement event dates.” For those items for which fair value accounting is elected, changes in fair value will be recognized in earnings, and fees and costs associated with the origination or acquisition of such items will be recognized as incurred rather than deferred. In addition, SFAS 159 allows application of the Statement’s provisions to eligible items existing at the effective date and management has elected to apply SFAS 159 to certain of those items as discussed below.

The following is a description of the measurement techniques for items recorded at fair value on a recurring basis and a non-recurring basis.

Recurring basis

Investment Securities Available-for-Sale.  Pursuant to the Company’s adoption of SFAS 159, the Company elected to carry all of its investment securities available-for-sale at fair value.  These investment securities are recorded at fair value and consist primarily of non-investment grade mortgage-backed securities.  The fair value of the investment securities are measured based upon the Company’s expectation of inputs that other market participants would use.  Such assumptions include judgments about the underlying collateral, prepayment speeds, credit losses, and certain other factors.  Given the market disruption and lack of observable market data as of March 31, 2008, the fair value of the investment securities available-for-sale were measured using significant internal expectations of market participants’ assumptions. At March 31, 2008, investment securities available-for-sale were classified as Level 3 fair value measurements.

Securitized Mortgage Collateral – Pursuant to the Company’s adoption of SFAS 159, the Company elected to carry all of its securitized mortgage collateral at fair value.  These assets consist primarily of Alt-A mortgage loans securitized between 2002 and 2007.  Fair value measurements are based on the Company’s estimated cash flow models, which incorporate assumptions, inputs of other market participants and quoted prices for the underlying bonds.  The Company’s assumptions include its expectations of inputs that other market participants would use. These assumptions include judgments about the underlying collateral, prepayment speeds, credit losses, and certain other factors.  At March 31, 2008, securitized mortgage collateral was classified as Level 2 or Level 3 measurements depending on the observability of significant inputs to the model.  As of March 31, 2008, the unpaid principal balance and fair values of loans 90 days or more past due was $2.3 billion and estimated at $1.4 billion, respectively.  The aggregate unpaid principal balances exceed the fair value by $883.5 million as of March 31, 2008.

Securitized Mortgage Borrowings - Pursuant to the Company’s adoption of SFAS 159, the Company elected to carry all of its securitized mortgage borrowings at fair value.  These borrowings consist of individual tranches of bonds issued by securitization trusts and are primarily backed by Alt-A mortgage loans.  Fair value measurements include the Company’s judgments about the underlying collateral assumptions such as prepayment speeds, credit losses, and certain other factors and are based upon quoted prices for the individual tranches of bonds, if available.  At March 31, 2008, securitized mortgage borrowings were classified as Level 2 or Level 3 measurements depending on the observability of significant inputs to the model.  As of March 31, 2008, the unpaid principal balance and fair value of securitized mortgage borrowings was $17.1 billion and estimated at $11.8 billion, respectively.  The aggregate unpaid principal balance exceeds the fair value by $5.3 billion at March 31, 2008.

Trust Preferred Securities - Pursuant to the Company’s adoption of SFAS 159, the Company elected to carry all of its trust preferred securities at fair value.  These securities were measured based upon using other preferred stock issued by the Company adjusted for differences between the securities. The fair value of the trust preferred securities resulted in adjustments to reduce the par value for the following factors:

•                  Stated interest rate adjustments to account for the stated yield difference between the trust preferred securities and the preferred stock issued by the Company,

•                  Liquidity adjustments to reflect the presence of a lack of an actively traded market for these securities.

•                  Preference adjustments to reflect the rights of the trust preferred securities as compared to the preferred securities.

At March 31, 2008 trust preferred securities were classified as Level 3 measurements.  As of March 31, 2008, the unpaid principal balance and fair value of trust preferred securities was $99.2 million and $45.1 million, respectively.  The aggregate unpaid principal balance exceeds the fair value by $54.1 million at March 31, 2008.

Derivative Assets and Liabilities. For non-exchange traded contracts, fair value is based on the amounts that would be required to settle the positions with the related counterparties as of the valuation date.   Valuations of derivative assets and liabilities reflect the value of the instruments, including the values associated with counterparty risk. With the issuance of SFAS 157, these values must also take into account the Company’s own credit standing, to the extent applicable, thus included in the valuation of the derivative instrument is the value of the net credit differential between the counterparties to the derivative contract.  At March 31, 2008, derivative assets and liabilities were classified as Level 2 measurements.

Non-recurring basis

The Company is required to measure certain assets at fair value from time-to-time.  These fair value measurements typically result from the application of specific accounting pronouncements under GAAP.  The fair value measurements are considered non-recurring fair value measurements under SFAS 157.

Loans Held-for-Sale - Loans held-for-sale for which the fair value option was not elected are carried at lower of cost or market (LOCOM).  When available, such measurements are based upon what secondary markets offer for portfolios with similar characteristics, and are considered Level 2 measurements. If market pricing is not available, such measurements are significantly impacted by the Company’s expectations of other market participants’ assumptions, and are considered Level 3 measurements at March 31, 2008.  The Company utilizes internal pricing processes to estimate the fair value of loans held-for-sale, which is based on recent loan sales and estimates of the fair value of the underlying collateral.  Loans held-for-sale, which are primarily included in assets of discontinued operations, are considered Level 3 measurements at March 31, 2008.

Mortgage Servicing Rights - Mortgage servicing rights (MSRs) for which the fair value option was not elected are carried at LOCOM.  MSRs are not traded in an active market with observable prices.  The Company utilizes internal pricing processes to estimate the fair value of MSRs, which are based on assumptions the Company believes would be used by market participants, including market discount rates, float, prepayment speeds and master servicing fees.  MSRs, which are included in other assets, are considered Level 3 measurements at March 31, 2008.

The following table presents the fair values of those financial assets measured at fair value on a non-recurring basis at March 31, 2008.

	Non-recurring Fair Value Measurements As of March 31, 2008				Year to date
	Level 1	Level 2	Level 3	Total	(losses)
Loans held-for-sale (1)	$—	$—	$191,529	$191,529	$(8,364)
Mortgage servicing rights	$—	$—	$1,978	$1,978	$(647)

(1)         Includes $1.7 million and $189.8 million of loans held-for-sale within continuing and discontinued operations, respectively at March 31, 2008.

The following table represents changes in fair value of recurring fair value measurements for the three months ended March 31, 2008.

	Recurring Fair Value Measurements Changes in Fair Value Included in Net Loss Three Months Ended March 31, 2008
					Change in Fair Value of
	Interest Income		Interest Expense		Net Trust Assets		Trust Preferred Securities	Total
Investment securities available-for-sale	$733		$—		$(4,290	)(1)	$—	$(3,557)
Securitized mortgage collateral	269,897		—		(3,229,500	)(1)	—	(2,959,603)
Securitized mortgage borrowings	—		(261,816)		3,419,134	(1)	—	3,157,318
Trust preferred securities	—		(2,183)		—		(4,023)	(6,206)
Derivative instruments	—		—		(181,816	)(2)	—	(181,816)
Total	$270,630	(3)	$(263,999	)(3)	$3,528		$(4,023)	$6,136

(1)                     The $185.3 million total change in fair value of these financial instruments is included as change in fair value of trust assets, excluding REO and derivatives, in the accompanying statement of cash flows for the three months ended March 31, 2008.

(2)                     Included in this amount is $(155.9) million in non-cash changes in the fair value of derivative instruments, which are included in the accompanying statement of cash flows for the three months ended March 31, 2008, and $(25.9) million in cash settlements paid.

(3)                     The totals include $25.4 million and $75.8 million of accretion of interest income and expense, respectively.

The change in fair value of the asset and liabilities above, excluding derivative instruments, are primarily due to the changes in credit risk.  The change in fair value for derivative instruments is primarily due to the change in the forward LIBOR curve for the quarter.

Note C— Stock Options

The fair value of options granted, which is amortized to expense over the option vesting period, is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions:

	Three Months
	Ended March 31,
	2008	2007
Risk-free interest rate	1.88% to 2.13%	—
Expected lives (in years)	3.25	—
Expected volatility (1)	87.3% - 89.9%	—
Expected dividend yield (2)	0.00%	—
Grant date fair value of share options	$ 0.71 - 0.78	—

(1)                     Expected volatilities are based on the historical volatility of the Company’s stock over the expected option life.

(2)                     Expected dividend yield is zero because a dividend on the common stock is currently not probable over the expected life of the options granted during the quarter ended March 31, 2008.

There were no stock options granted during the three months ended March 31, 2007.

The following table summarizes activity, pricing and other information for the Company’s stock options for the three month period ended March 31, 2008:

		Weighted-
		Average
	Number of	Exercise
	Shares	Price ($)
Options outstanding at January 1, 2008	5,939,914	$9.75
Options granted	7,810,000	1.28
Options exercised	—	—
Options forfeited / cancelled	(647,498)	7.83
Options outstanding at March 31, 2008	13,102,416	$4.78
Options exercisable at March 31, 2008	2,665,225	$12.94

As of March 31, 2008, there was approximately $6.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of 1.3 years.

Note D—Reconciliation of Earnings Per Share

The following table presents the computation of basic and diluted net earnings per share including the dilutive effect of stock options and cumulative redeemable preferred stock outstanding for the periods indicated:

	For the Three Months
	Ended March 31,
	2008	2007
Numerator for basic earnings per share:
Net loss from continuing operations	$(4,503)	$(54,133)
Net earnings (loss) from discontinued operations	688	(67,535)
Less: Cash dividends on cumulative redeemable preferred stock	(3,722)	(3,722)
Net loss available to common stockholders	$(7,537)	$(125,390)
Denominator for basic earnings per share:
Basic weighted average number of common shares outstanding during the period	76,096	76,081
Denominator for diluted earnings per share:
Diluted weighted average number of common shares outstanding during the period	76,096	76,081
Net effect of dilutive stock options	—	—
Diluted weighted average common shares	76,096	76,081

Net (loss) earnings per common share - Basic:
Loss from continuing operations	$(0.11)	$(0.76)
Earnings (loss) from discontinued operations	0.01	(0.89)
Net loss per share	$(0.10)	$(1.65)

Net (loss) earnings per common share - Diluted:
Loss from continuing operations	$(0.11)	$(0.76)
Earnings (loss) from discontinued operations	0.01	(0.89)
Net loss per share	$(0.10)	$(1.65)

For the three month periods ended March 31, 2008 and 2007, stock options to purchase 13.1 million and 6.9 million shares, respectively, were outstanding but not included in the above weighted average calculations because they were anti-dilutive.

Note E—Segment Reporting

The Company has two reporting segments, the continuing operations and discontinued operations.  The following tables present the selected financial data and operating results by reporting segments for the periods indicated:

	Continuing	Discontinued
	Operations	Operations	Consolidated
Balance Sheet Items as of March 31, 2008:
Securitized mortgage collateral	$11,634,134	$—	$11,634,134
Loans held-for-sale	1,684	189,845	191,529
Total assets	12,235,874	223,484	12,459,358
Total liabilities	12,125,062	279,614	12,404,676
Total stockholders’ equity (deficit)	110,812	(56,130)	54,682

Balance Sheet Items as of December 31, 2007:
Securitized mortgage collateral	$16,532,633	$—	$16,532,633
Loans held-for-sale	1,684	279,659	281,343
Finance receivables	336	12,458	12,794
Total assets	17,037,822	353,250	17,391,072
Total liabilities	18,063,459	405,341	18,468,800
Total stockholders’ deficit	(1,025,637)	(52,091)	(1,077,728)

	Continuing	Discontinued
	Operations	Operations	Consolidated
Statement of Operations Items for the three months ended March 31, 2008:
Net interest income	$7,349	$1,671	$9,020
Change in fair value of derivatives, net	—	(145)	(145)
Change in fair value of net trust assets	3,528	—	3,528
Other non-interest (expense) income	(2,536)	9,478	6,942
Non-interest expense and income taxes	(12,844)	(10,316)	(23,160)
Net (loss) earnings	$(4,503)	$688	$(3,815)

Statement of Operations Items for the three months ended March 31, 2007:
Net interest income	$7,943	$5,513	$13,456
Provision for loan losses	(29,132)	(243)	(29,375)
Change in fair value of derivatives, net	(17,998)	(3,303)	(21,301)
Other non-interest income (expense)	(4,605)	(44,655)	(49,260)
Non-interest expense and income taxes	(10,341)	(24,847)	(35,188)
Net loss	$(54,133)	$(67,535)	$(121,668)

Note G—Other Assets

Other assets for the periods indicated consisted of the following:

	At March 31,	At December 31,
	2008	2007
Deferred charge	$30,885	$37,412
Premises and equipment	3,608	3,904
Real estate owned outside trust	3,205	4,571
Prepaid expenses	3,109	3,505
Other receivables	2,729	—
Investment in capital trusts	2,333	2,394
Mortgage sevicing rights	1,978	2,083
Other assets	7,855	3,325
Total other assets	$55,702	$57,194

Note H—Real Estate Owned (REO)

Real estate owned, which consists of residential real estate acquired in satisfaction of loans, is carried at the net realizeable value less estimated selling and holding costs, offset by expected mortgage insurance proceeds to be received. Historically, adjustments to the loan carrying value required at the time of foreclosure are charged off against the allowance for loan losses. Historically, the Company would writedown REO for changes in the value of the real estate due to declining home prices during the holding period and recognize that amount as a provision for REO losses.  The gains and losses related to REO are included in the cash flows of the securitized mortgage collateral.  Losses or gains from the ultimate disposition of real estate owned are recorded as gain (loss) on sale of other real estate owned in the consolidated statements of operations. REO is recorded at its estimated net realizable value at March 31, 2008 and December 31, 2007.

Activity for the Company’s REO consisted of the following:

	Three Months Ended	Year Ended
	March 31, 2008	December 31, 2007
Beginning balance	$405,434	$137,331
Foreclosures	154,802	487,314
Liquidations	(54,558)	(219,211)
REO	$505,678	$405,434

REO inside trusts	$502,473	$400,863
REO outside trust (1)	3,205	4,571
REO	$505,678	$405,434

(1)         Amount represents REO related to a former on-balance sheet securitization, which was collapsed as the result of the Company exercising its clean-up call option.  This REO is included in other assets within continuing operations.

Note I— Securitized Mortgage Borrowings

The following is selected information on securitized mortgage borrowings for the periods indicated (dollars in millions):

				Range of Percentages:
	Original Issuance	Securitized mortgage borrowings outstanding as of		Fixed Interest	Interest Rate Margins over One-Month	Interest Rate Margins after Adjustment
Year of Issuance	Amount	March 31, 2008	December 31, 2007	Rates	LIBOR (1)	Date (2)
2002	$3,876.1	$40.4	$42.1	5.25 - 12.00	0.27 - 2.75	0.54 - 3.68
2003	5,966.1	386.1	409.4	4.34 - 12.75	0.27 - 3.00	0.54 - 4.50
2004	17,710.7	2,562.3	2,751.8	3.58 - 5.56	0.25 - 2.50	0.50 - 3.75
2005	13,387.7	5,653.9	5,961.6	—	0.24 - 2.90	0.48 - 4.35
2006	5,971.4	4,914.1	5,015.7	6.25	0.10 - 2.75	0.20 - 4.125
2007	3,860.5	3,566.7	3,619.9	—	0.06 - 2.00	0.12 - 3.00
Subtotal securitized mortgage borrowings		17,123.5	17,800.5
Accrued interest expense		—	17.1
Unamortized securitization costs		—	(37.5)
Fair value adjustment		(5,329.7)	—
Total securitized mortgage borrowings		$11,793.8	$17,780.1

(1)         One-month London Interbank Offered Rate (LIBOR) was 3.11percent as of March 31, 2008.

(2)         Interest rate margins are generally adjusted when the unpaid principal balance of the securitized mortgage borrowings is reduced to less than 10% - 20% of the original issuance amount.

Note J— Repurchase Liabilities (Discontinued Operations)

Reverse Repurchase Facilities

The Company’s reverse repurchase agreements, included in discontinued operations, are secured by the Company’s loans held-for-sale, restricted cash and certain REOs.  The following table presents the outstanding balance of the Company’s reverse repurchase facilities as of the dates indicated:

	Discontinued Operations
	as of March 31,	as of December 31,
	2008	2007

Reverse repurchase line (1)	$236,294	$318,669
Warehouse line (2)	7,454	18,021
Total	$243,748	$336,690

(1)         This line, which is guaranteed by IMH, is no longer funding loans and was in technical default of several covenants, including warehouse borrowing reduction, delivery of financial statements and financial covenants.  As described in Note L, the Company has entered into an agreement to restructure this line.

(2)         This line was paid off in full in May 2008.

Repurchase Reserve

When the Company sells loans through loan sales it is required to make normal and customary representations and warranties about the loans to the purchaser. The Company’s whole loan sale agreements generally require it to repurchase loans if the Company breaches a representation or warranty given to the loan purchaser. In addition, the Company may be required to repurchase loans as a result of borrower fraud or if a payment default occurs on a mortgage loan shortly after its sale. During the first quarter of 2008, the Company sold $68.1 million of loans as compared to $641.9 million in the fourth quarter of 2007.  During the first quarter of 2008, we negotiated the settlement of $113 million in repurchase claims.  As of March 31, 2008 and December 31, 2007, the Company had a liability for losses on loans sold with representations and warranties totaling $12.4 million and $25.7 million, respectively, included in liabilities from discontinued operations.

Note K—Discontinued Operations

During 2007, the Company announced plans to exit substantially all of its mortgage, commercial, retail, and warehouse lending operations. Consequently, the amounts related to these operations are presented as discontinued operations in the Company’s consolidated statements of operations and its consolidated statements of cash flows, and the asset groups to be exited are reported as assets and liabilities of discontinued operations in its consolidated balance sheets for the periods presented.

The following table presents the discontinued operations’ condensed balance sheets at March 31, 2008 and December 31, 2007:

	Discontinued Operations
	as of March 31,	as of December 31,
	2008	2007
Balance Sheet Items:
Loans held-for-sale	$189,845	$279,659
Finance receivables	—	12,458
Total assets	223,484	353,250
Total liabilities	279,614	405,341
Total stockholders’ deficit	(56,130)	(52,091)

Included in total liabilities at March 31, 2008 and December 31, 2007 is a lease liability of $12 million and $10.9 million respectively, which is guaranteed by IMH, related to office space that was previously occupied by the discontinued operations and is no longer being used by the Company. Loans held-for-sale includes a $106.9 million and $118.4 million fair value adjustment at March 31, 2008 and December 31, 2007, respectively.

The following tables present discontinued operations condensed statement of operations for the three months ended March 31, 2008 and 2007;

	Discontinued Operations
	For the Three Months Ended March 31,
	2008	2007
Income Statement Items:
Net interest income	$1,671	$5,513
Provision for loan losses	—	(243)
Change in fair value of derivative instruments	(145)	(3,303)
Other non-interest income (expense)	9,478	(44,655)
Non-interest expense and income taxes	(10,316)	(24,847)
Net earnings (loss)	$688	$(67,535)

Note L—Subsequent Events

In September 2008, the Company entered into an agreement to restructure its reverse repurchase line with its remaining lender. The balance of this line was $236.3 million at March 31, 2008.  The agreement removes all technical defaults from financial covenant noncompliance and any associated margin calls for the term of the agreement.  The agreement calls for certain targets including a reduction of the borrowings balance to $100 million in 18 months with an advance rate of no more than 65 percent of the unpaid principal balance and $50 million in 24 months with an advance rate of no more than 55 percent of the unpaid principal balance.  By meeting these targets, the agreement term can extend to 30 months.  The agreement also calls for monthly principal paydowns of $750,000 for one month and $1.5 million thereafter until the earlier of the Company raising capital or the end of the agreement term.  If the Company is successful in raising capital, approximately 10% of the gross proceeds will be required to be paid as an additional principal paydown and the monthly principal paydown is reduced to $750,000.  The interest rate is LIBOR plus 325 basis points, and all cash collected from the securing mortgage loans is required to be paid to the lender.  Accomplishing the restructuring of this reverse repurchase line allows the Company to manage the remaining loans on the line for the eventual collection, refinance, sale or securitization without the risk of receiving margin calls.

In July 2008, the Company executed a letter of intent, subject to execution of definitive agreements, to acquire a special servicing platform, whereby the seller will contribute specified balances of loans (mostly distressed) to the platform in order to provide sufficient cash flows to maintain the business during its initial operations.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollars in thousands, except per share data or as otherwise indicated)

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

Forward-Looking Statements

This report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, some of which are based on various assumptions and events that are beyond our control, may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “likely,” “should,” “could,” “anticipate,” or similar terms or variations on those terms or the negative of those terms. The forward-looking statements are based on current management expectations. Actual results may differ materially as a result of several factors, including, but not limited to the following: the ongoing volatility in the mortgage and mortgage-backed securities industry and our ability to successfully manage through the current market environment; management’s ability to successfully implement future strategies and initiatives; ability to meet liquidity needs from cash flows generated from the long-term mortgage portfolio and master servicing fees; our ability to reduce operating expenses and other outstanding liabilities, such as the trust preferred obligations; our ability to reduce dividend payments on preferred stock; ability to continue to pay dividends on outstanding preferred stock; failure to sell, or achieve expected returns upon sale of, mortgage loans, including non-performing loans, in the secondary market due to market conditions, lack of interest or ineffectual pricing; risks related to the restructuring of the existing reverse repurchase facility, such as completion of definitive agreements, which may be hindered by worsening economic conditions in the mortgage market, and potential difficulties in meeting conditions set forth in the definitive agreement; our ability to meet margin calls to the extent the reverse repurchase line is not restructured; our ability to obtain additional financing and the terms of any financing that we do obtain; our ability to raise additional capital; inability to effectively liquidate properties through auction process or otherwise thereby decreasing advisory fees; increase in loan repurchase requests and ability to adequately settle repurchase obligations; risks related to the acquisition of a special servicing platform, which will involve or require, among other things, continuing due diligence, which could reveal matters not now known that affect our decision to seek to complete the acquisition on different terms than those announced or at all, obtaining necessary approvals and consents, including regulatory approvals related to servicing, which consents and approvals may be delayed or unobtainable, difficulties and delays in obtaining regulatory approvals for the proposed transaction, potential difficulties in meeting conditions set forth in the definitive purchase agreement, and the parties’ timely performance of their respective pre-closing covenants and the satisfaction of other conditions, some of which may be beyond the control of the parties or render the acquisition uneconomical; the Company’s ability to successfully integrate the new servicing platform with its existing services;  our ability to identify and establish or invest in, and successfully manage and grow, businesses that may be outside of the businesses in which we historically have operated; impairments on our mortgage assets; increases in default rates or losses on mortgage loans underlying our mortgage assets; inability to implement strategies effectively to increase cure rates, reduce delinquencies or mitigate losses on mortgage loans; changes in assumptions regarding estimated loan losses or fair value amounts; increase in default rates on our mortgages; changes in yield curve; the ability of our common stock and Series B and C preferred stock to continue trading in an active market; the loss of executive officers and other key management employees; our ability to maintain effective internal control over financial reporting and disclosure controls and procedures; the adoption of changes of new laws that affect our business or the business of people with whom we do business; interest rate fluctuations on our assets that differ from our liabilities; the outcome of litigation or regulatory actions pending against us or other legal contingencies; and our compliance with applicable local, state and federal laws and regulations and other general market and economic conditions.

For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the period ended December 31, 2007, the other reports we file under the Securities and Exchange Act of 1934, and the additional risk factors set forth below in this quarterly report. This document speaks only as of its date and we do not undertake, and specifically disclaim any obligation, to publicly release the results of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

The Mortgage Banking Industry and Discussion of Relevant Fiscal Periods

The mortgage banking industry is continually vulnerable to current events that occur in the financial services industry. These events include changes in economic indicators, government regulation, interest rates, price competition, geographic shifts, disposable income, housing prices, market liquidity, market anticipation, and customer perception, as well as others. The factors that affect the industry change rapidly and can be unforeseeable.

Current events, including the adoption of SFAS 159, can diminish the relevance of “quarter over quarter” and “year-to-date over year-to-date” comparisons of financial information. In such instances, the Company attempts to present financial information in its Management’s Discussion and Analysis of Financial Condition and Results of Operations that is the most relevant to its financial information.

Status of Operations, Liquidity and Capital Resources

In 2007 and 2008, management has been seriously challenged by the unprecedented turmoil in the mortgage market, including the following: significant increases in delinquencies and foreclosures; significant increases in credit-related losses; decline in originations; tightening of warehouse credit and the virtual elimination of the market for loan securitizations.  As a result, the Company discontinued certain operations, resolved and terminated all but one of our reverse repurchase facilities and settled a portion of our outstanding repurchase claims, while also reducing our operating costs and liabilities.  In the first quarter of 2008, the Company also entered into an agreement with a real estate marketing company to generate advisory fees.

One of our goals has been to align the costs of our operations to the cash flows from our long-term mortgage portfolio (residual interests in securitizations), master servicing portfolio and real estate advisory fees.  However, we have intentionally maintained certain personnel to allow us to explore future business opportunities should we be able to raise capital.  As part of our other goals, we intend to 1) reduce or eliminate dividend payments on the Company’s preferred stock, and 2) modify the Company’s trust preferred securities, which may include reducing the interest rate.

In September 2008, the Company entered into an agreement to restructure its reverse repurchase line with its remaining lender. The balance of line was $236.3 million at March 31, 2008.  The agreement removes all technical defaults from financial covenant noncompliance and any associated margin calls for the term of the agreement.  The agreement calls for certain targets including a reduction of the borrowings balance to $100 million in 18 months with an advance rate of no more than 65 percent of the unpaid principal balance and $50 million in 24 months with an advance rate of no more than 55 percent of the unpaid principal balance.  By meeting these targets, the agreement term can extend to 30 months.  The agreement also calls for monthly principal paydowns of $750,000 for one month and $1.5 million thereafter until the earlier of the Company raising capital or the end of the agreement term.  If the Company is successful in raising capital, approximately 10% of the gross proceeds will be required to be paid as an additional principal paydown and the monthly principal paydown is reduced to $750,000.  The interest rate is LIBOR plus 325 basis points, and all cash collected from the securing mortgage loans is required to be paid to the lender.  Accomplishing the restructuring of this reverse repurchase line allows the Company to manage the remaining loans on the line for the eventual collection, refinance, sale or securitization without the risk of receiving margin calls.

In order to reduce dividend payments on its preferred stock, the Company is considering exchanging the preferred stock for common stock.  In July 2008, our stockholders approved the potential issuance of common shares in excess of 20 percent of our existing common shares.  This exchange could offer the current preferred stockholders greater liquidity as common stockholders.

We are currently exploring opportunities to raise capital so that we may accomplish several strategic initiatives, which may include strategic acquisitions, acquiring a special servicing platform and investing in distressed mortgage assets and related securities.  Raising additional capital through the sale of securities could significantly dilute the current common stockholders.  There can be no assurance that we will be successful in accomplishing our goal to raise the capital needed to implement our strategic initiatives.

We earn advisory fees from a real estate marketing company specializing in the marketing and disposition of foreclosed properties.  During the three months ended March 31, 2008, we earned $3.8 million from this relationship.  The amount of real estate advisory fees we receive from this relationship are based on numerous factors, including real estate market conditions, the level of foreclosure activity, the ability of the marketing company to attract new business, and the Company retaining our CEO and avoiding liquidation.  The agreement terminates in 2010 with the Company having an option to extend the agreement for an additional three years.

In July 2008, the Company executed a letter of intent, subject to execution of definitive agreements, to acquire a special servicing platform, whereby the seller will contribute specified balances of loans (mostly distressed) to the platform in order to provide sufficient cash flows to maintain the business during its initial operations.  We believe this special servicing platform, combined with our current and anticipated businesses, will create a fully integrated platform that would be utilized to take advantage of opportunities within the distressed mortgage investment market.

There can be no assurance that we will be successful in accomplishing our objectives outlined above.  In the event that we do not raise capital, we may not be able to make any of the acquisitions or implement the initiatives described above.  Also, there can be no assurance that the restructuring of the trust preferred securities or the preferred stock will occur.  In this event, we intend to reduce operating expenses to a level that is supportable by the revenues from the existing long-term mortgage portfolio (residual interests in securitizations), master servicing portfolio and real estate advisory fees. Nevertheless, if we are not successful in completing the objectives outlined above, we may not be able to meet our contractual obligations for the next year, including repayment of the reverse repurchase line, interest payments on trust preferred securities and preferred stock dividends.

At March 31, 2008, the Company had $54.7 million in stockholders’ equity.  After reducing total stockholders’ equity by the $161.8 million in preferred stock liquidation value, our common equity deficit was $(107.1) million or $(1.41) per share.

To understand the financial position of the Company better, we believe it is important to understand the composition of the Company’s stockholders’ equity (deficit) and to which segment of the business it relates.  At March 31, 2008, the equity (deficit) within our continuing and discontinued operations was comprised of the following significant assets and liabilities:

	Condensed Components of Stockholders' Equity (Deficit) by Segment
	As of March 31, 2008
	Continuing	Discontinued
	Operations	Operations	Total
Cash	$32,901	$96	$32,997
Residual interests in securitizations	62,278	—	62,278
Mortgage servicing rights (1)	12,570	—	12,570
Advisory fees receivable	2,729	—	2,729
Trust preferred securities ($99,244 par)	(45,129)	—	(45,129)
Repurchase liabilities (2)	—	(52,574)	(52,574)
Lease liability (3)	—	(11,992)	(11,992)
Deferred charge	30,886	—	30,886
Net other assets	14,577	8,340	22,917
Stockholders' equity (deficit)	$110,812	$(56,130)	$54,682

(1)         Included in mortgage servicing rights is $10.6 million in master servicing rights, included in securitized mortgage collateral, associated with our consolidated securitizations.

(2)         Balance includes the net amount owed to our lenders, which are guaranteed by IMH, and the repurchase reserve.

(3)         Guaranteed by IMH.

Continuing operations

We currently have three primary sources of cash earnings:

•                  cash flows from the long-term mortgage portfolio;

•                  master servicing fees from the long-term mortgage portfolio; and

•                  real estate advisory fees

Since our consolidated and unconsolidated securitization trusts are non-recourse, we have netted trust assets and liabilities to more simply present the Company’s interest in these trusts, which are considered our residual interests in securitizations.  We receive cash flows from our residual interests in securitizations to the extent they are available after required distributions to bondholders and maintaining overcollateralization levels within the trusts.  The estimated fair value of the residual interests, represented by the difference in the fair value of trust assets (excluding the $10.6 in master servicing rights included in the basis of securitized mortgage collateral) and trust liabilities, was $62.3 million at March 31, 2008.

The Company acts as the master servicer for mortgages included in our CMO and REMIC securitizations.  The master servicing fees we earn are generally 0.03 percent per annum on the declining principal balances of these mortgages plus interest income on cash held until remitted to investors.  Master servicing rights retained in connection with consolidated securitizations are included in securitized mortgage collateral in the Company’s consolidated balance sheet.  Master servicing rights retained in connection with unconsolidated securitizations are included in other assets.  The carrying amount of master servicing rights was $12.6 million at March 31, 2008, including $10.6 million included in securitized mortgage collateral.

We earn advisory fees and expect to receive significant cash flows from a real estate marketing company specializing in the marketing and disposition of foreclosed properties.  During the quarter ended March 31, 2008, we earned $3.8 million from this relationship.  Real estate advisory fees from this relationship are based on numerous factors, including real estate market conditions, the level of foreclosure activity, the ability of this company to attract new business, retention of our CEO and avoiding liquidation.  The agreement terminates in 2010 with the Company having an option to extend the agreement for an additional three years.

For the three months ended March 31, 2008 and 2007, we paid $2.0 million and $3.7 million in interest on trust preferred securities and preferred stock dividends, respectively.  As of the filing date of this report, the Company is current on all dividend payments.

At March 31, 2008, we had deferred charges of $30.9 million representing the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH in prior years.  Net other assets include $3.6 million in premises and equipment, $2.3 million in investment in capital trusts and $3.1 million in prepaid expenses.

At March 31, 2008, cash within our continuing operations increased to $32.9 million from $24.4 million at December 31, 2007.  The increase during the quarter is primarily related to excess cash flows received from our residual interests in securitizations and real estate advisory fees.  While our operating expenses had remained consistent during the quarter, cash flows received from our residual interests subsequent to March 31, 2008 have started to decline as a result of increased credit losses and increases in interest rates.  This decline in quarterly cash flows during the second quarter of 2008 is expected to be approximately $5 million.

Discontinued operations

The Company’s most significant liabilities at March 31, 2008 relate to its repurchase liabilities and a lease liability within discontinued operations.

The repurchase liabilities consist of a repurchase reserve and the net amount owed to our lenders which is collateralized by loans held for sale, restricted cash balances and certain real estate owned and other assets.  Subsequent to March 31, 2008, our $7.5 million warehouse line was fully paid off.  The balance of our reverse repurchase line and our warehouse line was approximately $243.7 million at March 31, 2008.  We are currently distributing all principal and interest received from the collateral securing the reverse repurchase line to the lender.  As described above, in September 2008, the Company entered into an agreement to restructure this line.

We were required to make normal and customary representations and warranties about the loans we had previously sold to investors. Our whole loan sale agreements generally required us to repurchase loans if we breached a representation or warranty given to the loan purchaser. In addition, we also could be required to repurchase loans as a result of borrower fraud or if a payment default occurs on a mortgage loan shortly after its sale.  During the quarter, the repurchase liability decreased $14 million to $12.4 million.  The decrease is primarily related to the settlement of $113 million in repurchase claims.  Determination of the repurchase liability is an estimate of losses from expected repurchases, and is based, in part, on the recent settlement of claims.

In connection with the discontinuation of our non-conforming mortgage, retail mortgage, warehouse lending and commercial operations, a significant amount of office space that was previously occupied is no longer being used by the Company.  At March 31, 2008, the Company had a liability of $12 million, representing the present value of the minimum lease payments over the remaining life of the lease, offset by the expected proceeds from sublet revenue related to this office space.

Market Conditions

The mortgage market faced continued adversity through the filing date of this document as the continued broad repricing of mortgage credit risk continued the severe contraction in market liquidity. Furthermore, the market has continued to try to quantify the ultimate loss rates that are going to be experienced in the underlying assets in asset backed securities.

Conditions in the secondary markets (the markets in which we historically sold or securitized mortgage loans), which dramatically worsened during the third quarter of 2007, continue to be depressed as investor concerns over credit quality and a weakening of the United States housing market have remained high. As a result, the capital markets remain very volatile and illiquid and have effectively been unavailable to the Company. The Company believes the existing conditions in the secondary markets are unprecedented and, as such, inherently involve significant risks and uncertainty. These conditions could continue to adversely impact the performance of our long-term investment portfolio. Until bond spreads and credit performance return to more historical levels, it will be impossible for the Company to execute securitizations and loan sales. As a result, in 2007, the Company was forced to discontinue its correspondent, retail, wholesale and commercial mortgage operations as well as the warehouse lending operations, in response to the market conditions.

We believe several converging factors led to the broad repricing, including general concerns over the decline in home prices, the rapid increase in the number of delinquent loans (including Alt-A loans), the reduced willingness of investors to acquire commercial paper backed by mortgage collateral, the resulting contraction in market liquidity and availability of financing lines, the numerous rating agency downgrades of securities, and the increase in supply of securities potentially available for sale.

The downward spiral of negative pricing adjustments on assets had a compounding effect as lower prices led to increased lender margin calls for some market participants, which in turn, forced additional selling, causing yet further declines in prices. These events continued to multiply throughout this year.

Normal market trading activity through the first quarter of 2008 was unusually light as uncertainty related to future loss estimates and the lack of liquidity made it difficult for willing buyers and sellers to agree on prices. This condition was particularly acute with respect to securities backed by Alt-A loans where market participants were setting price levels based on widely varied opinions about future loan performance and loan loss severity. While the early credit performance for these securities has been clearly far worse than initial expectations, the ultimate level of realized losses will largely be influenced by events that will likely unfold over the next several years, including the severity of housing price declines and the overall strength of the economy.

The deteriorating market for residential real estate loans is illustrated in the ABX 2006-1 indices shown below in subprime securitization bonds by initial rating. This earliest ABX index shows market prices for a designated group of subprime securities by credit rating. The index does not include any IMH bonds. It is shown here as an illustration of the price volatility in the general mortgage market since the beginning of last year and does not reflect actual pricing on IMH bonds which are backed by Alt-A loans rather than subprime. There is currently no comparable index for Alt-A mortgage product, but the general direction and magnitude of price movement in the index is reflective of the price movement experienced by the Company.

Impact of Recent Market Activity

As a result of the Company’s inability to sell or securitize non-conforming loans, the Company discontinued funding loans. Because the Company stopped funding loans, the Company discontinued substantially all of its mortgage (including commercial) and warehouse lending operations during the second half of 2007.

In addition to the inability of the Company to sell loans, the Company’s investment in securitized non-conforming loans has deteriorated in value primarily from estimated losses. As a result of continued deterioration in the real estate market through March 31, 2008, the Company increased its loan loss estimates primarily due to increased delinquencies in its long-term investment portfolio and increased loss severities related to the sale and liquidation of real estate owned properties.  The decline in single-family home prices can be seen in the chart below.

As depicted in the chart above, average home prices peaked in 2006 at 226.29 and continued their dramatic decline through June 2008.  The Standard & Poor’s/Case-Shiller 10-City Composite Home Price Index (the Index) for June 2008 was 180.38 (with the base of 100.00 for January 2000) and hasn’t been this low since June 2004 when the Index was 179.45.  Beginning in the third quarter of 2007, the Company believes there is a correlation between the borrowers’ perceived equity in their homes and defaults.  The original loan-to-value (defined as loan amount as a percentage of collateral value, “LTV”) and original combined loan-to-value (defined as first lien plus total subordinate liens to collateral value, “CLTV”) ratios of single-family mortgage remaining in the Company’s securitized mortgage collateral as of March 31, 2008 was 73 percent and 84 percent, respectively.  The LTV and CLTV ratios may have increased from origination date as a result of the deterioration of the real estate market.  We believe that home prices that have declined below the borrower’s original purchase price have a higher risk of default within our portfolio. Based on the Index, home prices have declined 20 percent through June 2008. Further, we believe the home prices in California and Florida, the states with the highest concentration of our mortgages, have declined even further than the Index.  As a result, we have dramatically increased our loan loss estimates, which are a primary assumption used in the valuation of securitized mortgage collateral and borrowings.

Critical Accounting Policies

Several of the critical accounting policies important to the portrayal of our financial condition and results of operations require management to make difficult and complex judgments that rely on estimates about the effect of matters that are inherently uncertain due to the impact of changing market conditions and/or consumer behavior. We believe our most critical accounting policies relate to the valuation of: (1) assets and liabilities that are highly dependent on internal valuation models and assumptions rather than market quotations (see Fair Value of Financial Instruments discussion below); (2) derivatives and other hedging instruments; (3) loans held-for-sale, including estimates of fair value, and related lower of cost or market (LOCOM) valuation reserve; and (4) repurchase reserve (included in liabilities of discontinued operations). Refer to our 2007 Form 10-K for further discussion of our critical accounting policies and judgments.

During the first quarter of 2008, we added the expanded disclosures about fair value measurements under SFAS 157 and measurement of financial instruments and certain other items at fair value under SFAS 159 to our critical accounting policies. We describe below the basis for including the application of fair value measurements for certain of our financial instruments as a critical accounting policy. We also describe any significant changes in the judgments and assumptions we made during the first quarter of 2008 in applying our critical accounting policies. For further information, refer to “Notes to Consolidated Financial Statements—Note B, Fair Value of Financial Instruments.”

Management discusses its critical accounting policies and related estimates with the Company’s Audit Committee on a regular basis. We believe the judgments, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.

Fair Value of Financial Instruments

The Company adopted SFAS 157 on January 1, 2008.  SFAS 157 defines fair value, establishes a framework for measuring fair value and outlines a fair value hierarchy based on the inputs to valuation techniques used to measure fair value. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (also referred to as an exit price). SFAS 157 categorizes fair value measurements into a three-level hierarchy based on the extent to which the measurement relies on observable market inputs in measuring fair value. Level 1, which is the highest priority in the fair value hierarchy, is based on unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 is based on observable market-based inputs, other than quoted prices, in active markets for identical assets or liabilities. Level 3, which is the lowest priority in the fair value hierarchy, is based on unobservable inputs. Assets and liabilities are classified within this hierarchy in their entirety based on the lowest level of any input that is significant to the fair value measurement.

The use of fair value to measure our financial instruments is fundamental to our financial statements and is a critical accounting estimate because a substantial portion of our assets and liabilities are recorded at estimated fair value. Financial instruments classified as Level 2 in our consolidated financial statements are valued primarily utilizing inputs and assumptions that are observable in the marketplace, and which can be derived from observable market data or corroborated by observable levels at which transactions are executed in the marketplace. Because financial instruments classified as Level 3 are generally based on unobservable inputs, the process to determine fair value is generally more subjective and involves a high degree of management judgment and assumptions. These assumptions may have a significant effect on our estimates of fair value, and the use of different assumptions, as well as changes in market conditions, could have a material effect on our results of operations or financial condition.

In conjunction with the adoption of SFAS 157, the Company prospectively adopted SFAS 159 as of January 1, 2008. SFAS 159 provides an option on an instrument-by-instrument basis for most financial assets and liabilities to be reported at fair value with changes in fair value reported in earnings. After the initial adoption, the election is made at the acquisition of a financial asset, financial liability, or a firm commitment and it may not be revoked.  Management believes that the adoption of SFAS 159 provides an opportunity to mitigate volatility in reported earnings and provides a better representation of the economics of the trust assets and liabilities.

Under the SFAS 159 transition provisions, the Company elected to apply fair value accounting to certain financial instruments (certain trust assets, trust liabilities and trust preferred securities) held at January 1, 2008.  Differences between the December 31, 2007 carrying values and the January 1, 2008 fair values were recognized as an adjustment to retained deficit. The adoption of SFAS 159 resulted in a $1.1 billion decrease to retained deficit on January 1, 2008 from $(1.4) billion at December 31, 2007 to $(308.8) million at January 1, 2008.

Recurring basis

Investment Securities Available-for-Sale. Pursuant to the Company’s adoption of SFAS 159, the Company elected to carry all of its investment securities available-for-sale at fair value.  These investment securities are recorded at fair value and consist primarily of non-investment grade mortgage-backed securities.  The fair value of the investment securities are measured based upon our expectation of inputs that other market participants would use.  Such assumptions include our judgments about the underlying collateral, prepayment speeds, credit losses, and certain other factors.  Given the market disruption and lack of observable market data as of March 31, 2008, the fair value of the investment securities available-for-sale were measured using significant internal expectations of market participants’ assumptions. At March 31, 2008, investment securities available-for-sale were classified as Level 3 fair value measurements.

Securitized Mortgage Collateral – Pursuant to the Company’s adoption of SFAS 159, the Company elected to carry all of its securitized mortgage collateral at fair value.  These assets consist primarily of Alt-A mortgage loans securitized between 2002 and 2007.  Fair value measurements are based on the Company’s estimated cash flow models, which incorporate assumptions, inputs of other market participants and quoted prices for the underlying bonds.  The Company’s assumptions include our expectations of inputs that other market participants would use. These assumptions include our judgments about the underlying collateral, prepayment speeds, credit losses, and certain other factors.  At March 31, 2008, securitized mortgage collateral was classified as Level 2 or Level 3 measurements depending on the observability of significant inputs to the model.

Securitized Mortgage Borrowings - Pursuant to the Company’s adoption of SFAS 159, the Company elected to carry all of its securitized mortgage borrowings at fair value.  These borrowings consist of individual tranches of bonds issued by securitization trusts and are primarily backed by Alt-A mortgage loans.  Fair value measurements include our judgments about the underlying collateral assumptions such as prepayment speeds, credit losses, and certain other factors and are based upon quoted prices for the individual tranches of bonds, if available.  At March 31, 2008, securitized mortgage borrowings were classified as Level 2 or Level 3 measurements depending on the observability of significant inputs to the model.

Trust Preferred Securities - Pursuant to the Company’s adoption of SFAS 159, the Company elected to carry all of its trust preferred securities at fair value.  These securities were measured based upon using other preferred stock issued by the Company adjusted for differences between the securities. The fair value of the trust preferred securities resulted in adjustments to reduce the par value for the following factors:

•                  Stated interest rate adjustments to account for the stated yield difference between the trust preferred securities and the preferred stock issued by the Company,

•                  Liquidity adjustments to reflect the presence of a lack of an actively traded market for these securities.

•                  Preference adjustments to reflect the rights of the trust preferred securities as compared to the preferred securities.

At March 31, 2008 trust preferred securities were classified as Level 3 measurements.

Derivative Assets and Liabilities. For non-exchange traded contracts, fair value is based on the amounts that would be required to settle the positions with the related counterparties as of the valuation date.   Valuations of derivative assets and liabilities reflect the value of the instruments including the values associated with counterparty risk. With the issuance of SFAS 157, these values must also take into account the Company’s own credit standing, to the extent applicable, thus included in the valuation of the derivative instrument is the value of the net credit differential between the counterparties to the derivative contract. At March 31, 2008, derivative assets and liabilities were classified as Level 2 measurements.

Non-recurring basis

The Company is required to measure certain assets at fair value from time-to-time.  These fair value measurements typically result from the application of specific accounting pronouncements under GAAP.  The fair value measurements are considered non-recurring fair value measurements under SFAS 157.

Loans Held-for-Sale - Loans held-for-sale for which the fair value option was not elected are carried at lower of cost or market (LOCOM).  When available, such measurements are based upon what secondary markets offer for portfolios with similar characteristics, and are considered Level 2 measurements. If market pricing is not available, such measurements are significantly impacted by our expectations of other market participants’ assumptions, and are considered Level 3 measurements at March 31, 2008.  Loans held-for-sale, which are primarily included in assets of discontinued operations, are considered Level 3 measurements at March 31, 2008.

Mortgage Servicing Rights - Mortgage servicing rights (MSR), for which the fair value option was not elected are carried at LOCOM.  MSRs are not traded in an active market with observable prices.  The Company utilizes internal pricing processes to estimate the fair value of MSRs, which are based on assumptions the Company believes would be used by market participants.  MSRs, which are included in other assets, are considered Level 3 measurements at March 31, 2008.

We continue to refine our valuation methodologies as markets and products develop and the pricing for certain products becomes more or less transparent. While we believe our valuation methods are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a materially different estimate of fair value as of the reporting date.

Interest Income and Expense

Pursuant to the adoption of SFAS 159 on January 1, 2008, interest income and expense on the collateral and borrowings in our securitized trusts is based on effective yields.  The effective yield is the rate used to derive the fair value of the securitized trusts.  Interest income and expense is calculated based on the estimated effective yields in the trusts multiplied by the fair value of the mortgage collateral and borrowings.

Selected Financial Results for the Three Months Ended March 31, 2008

Continuing Operations

•                  Net loss of $4.5 million for the first quarter of 2008 compared to a net loss of $54.1 million for the first quarter of 2007.

•                  Net interest income of $7.3 million for the first quarter of 2008 primarily from our long-term mortgage portfolio as compared to net interest income of $7.9 million for the first quarter of 2007.

•                  Master servicing fees of $1.5 million for the first quarter of 2008 as compared to $1.5 million for the first quarter of 2007.

•                  Real estate advisory fees of $3.5 million for the first quarter of 2008 as compared to zero for the first quarter of 2007.

Discontinued Operations

•                  Net earnings of $688 thousand for the first quarter of 2008 compared to a net loss of $67.5 million for the first quarter of 2007.

•                  Reverse repurchase agreements were $243.7 million at March 31, 2008 compared to $336.7 million at December 31, 2007.

•                  Loans held-for-sale were $189.8 million, including a fair value adjustment of $107.8 million at March 31, 2008 compared to loans held-for-sale of $279.7 million, including a $118.4 million fair value adjustment at December 31, 2007.

•                  Decrease in repurchase reserve from $25.7 million at December 31, 2007 to $12.4 million at March 31, 2008.

Estimated Taxable Income

While the Company has generated significant net operating loss carryforwards in recent periods, we do not expect to generate sufficient taxable income in future periods to be able to realize these tax benefits.  Therefore, we have recognized a full valuation allowance against these net operating loss carryforwards in our consolidated balance sheets.

To maintain our REIT status, we are required to distribute a minimum of 90 percent of our annual taxable income to our stockholders, as well as meet certain asset and income tests set forth in the Internal Revenue Code.  If the Company fails to meet these requirements, or elects to terminate its status as a REIT, we would be subject to federal income taxes at the regular corporate rates.  While the Company has no current plans to terminate its status as a REIT, there can be no assurance that future events or transactions would enable the Company to maintain this status.

Financial Condition and Results of Operations

Financial Condition

Condensed Balance Sheet Data

	March 31,	December 31,	Increase	%
	2008	2007	(Decrease)	Change
Securitized mortgage collateral (at fair value at March 31, 2008)	$11,634,134	$16,532,633	$(4,898,499)	(30)%
Assets of discontinued operations	223,484	353,250	(129,766)	(37)
Derivative assets	43	7,497	(7,454)	(99)
Real estate owned (REO)	502,473	400,863	101,610	25
Other assets	99,224	96,829	2,395	2
Total assets	$12,459,358	$17,391,072	$(4,931,714)	(28)%

Securitized mortgage borrowings (at fair value at March 31, 2008)	$11,793,783	$17,780,060	$(5,986,277)	(34)%
Liabilities of discontinued operations	279,614	405,341	(125,727)	(31)
Derivative liabilities	280,618	127,757	152,861	120
Other liabilities	50,661	155,642	(104,981)	(67)
Total liabilities	12,404,676	18,468,800	(6,064,124)	(33)
Total stockholders' equity (deficit)	54,682	(1,077,728)	1,132,410	105
Total liabilities and stockholders' equity	$12,459,358	$17,391,072	$(4,931,714)	(28)%

Total assets and liabilities were $12.5 billion and $12.4 billion as of March 31, 2008 as compared to $17.4 billion and $18.5 billion as of December 31, 2007, respectively.  The decreases in total assets and liabilities were primarily the result of the Company electing to adopt SFAS 159 for a significant portion of the Company’s financial instruments.  The adoption of SFAS 159 resulted in the reduction of the carrying basis of certain financial instruments (securitized mortgage collateral and borrowings and trust preferred securities) to fair value at January 1, 2008.  Future changes in the fair value of these and other financial instruments will be recognized in earnings.  Upon adoption, securitized mortgage collateral and securitized mortgage borrowings were reduced by $0.8 billion and $1.9 billion, respectively.  During the quarter, the net change in the fair value of securitized mortgage collateral and securitized mortgage borrowings included in earnings was $(3.2) billion and $3.4 billion, respectively.

Our residual interests in securitizations are segregated between our single-family (SF) residential and multi-family (MF) residential portfolios and are represented by the difference between trust assets (including investment securities available-for-sale and excluding the $10.6 million in master servicing rights included within the basis of securitized mortgage collateral) and trust liabilities.  Future prepayment estimates for single-family and multi-family loans range from 16 percent and 28 percent for the 2002-2003 vintage years, respectively, and 11 percent and 16 percent for the 2007 vintage year, respectively.  The following table presents the estimated fair value of our residual interests and related assumptions used to derive these values at March 31, 2008:

				Fair Value Measurement Assumptions
	Residual Interests by Vintage Year			Lifetime Loss Estimate		SF Discount
	SF	MF	Total	SF	MF	Rate (1)
2002-2003 (2)	$18,300	$9,749	$28,049	1%	1%	30%
2004	7,286	9,076	16,362	2%	1%	40%
2005	3,733	2,819	6,552	6%	1%	50%
2006 (3)	1,353	9,962	11,315	14%	5%	50%
2007	—	—	—	21%	7%	50%
Total	$30,672	$31,606	$62,278

(1)          The discount rate for all multi-family residual interests is 20 percent at March 31, 2008.

(2)          2002-2003 vintage year includes CMO 2007-A, due to performance, which uses a 40 percent discount rate and was securitized in 2007 from collapsed securitizations which were originally securitized in 2002, 2003 and 2004.

(3)          2006 vintage year includes ISAC 2005-2, due to performance, and the fact that it was a REMIC like all other 2006 securitizations.

The following table presents selected financial data as of the dates indicated:

	As of and Year-to-Date Ended,
	March 31,	December 31,	March 31,
	2008	2007	2007
Prior 12-month (CPR) - Single-family	20%	25%	37%
Prior 12-month (CPR) - Multi-family	10%	9%	8%
Total non-performing loans	$2,359,590	$2,131,537	$1,416,379
Total non-performing loans to total loans	13.3%	11.7%	6.5%
Total non-performing assets	$2,870,087	$2,543,775	$1,318,591
Total non-performing assets to total assets	23.0%	14.6%	5.7%

We believe that in order for us to generate positive cash flows and earnings we must successfully manage the following primary operational and market risks:

•      liquidity risk;

•      credit risk;

•      interest rate risk; and

•      prepayment risk.

Liquidity Risk.  Refer to “Status of Operations, Liquidity and Capital Resources.”

Credit Risk. We manage credit risk by actively managing delinquencies and defaults through the servicers. Starting with the second half of 2007 we have not retained any additional Alt-A mortgages in our long-term mortgage portfolio. Our securitized mortgage collateral primarily consisting of Alt-A mortgages which are generally within typical Fannie Mae and Freddie Mac guidelines but that have loan characteristics, including higher loan balances, higher loan-to-value ratios or lower documentation requirements (including stated-income loans),  that may make them non-conforming under those guidelines.

As of March 31, 2008, the original weighted average credit score of single-family and multi-family securitized mortgage collateral was 700 and 731, an original weighted average LTV ratio of 73 and 66 percent and an original CLTV of 84 percent and 66 percent, respectively.  The LTV and CLTV ratios may have increased from origination date as a result of the deterioration of the real estate market.

Using historical losses, current market conditions and available market data, the Company has estimated future loan losses, which are included in the fair value adjustment to our securitized mortgage collateral.  While the credit performance for the loans has been clearly far worse than initial market expectations, the ultimate level of realized losses will largely be influenced by events that will likely unfold over the next several years, including the severity of housing price declines and overall strength of the economy. If market conditions continue to deteriorate in excess of our expectations, the Company may need to recognize additional fair value reductions to our securitized mortgage collateral, which may also affect the value of the related securitized mortgage borrowings.

We monitor our servicers to attempt to ensure that they perform loss mitigation, foreclosure and collection functions according to their servicing practices and each securitization trust’s pooling and servicing agreement. We have met with the management of our servicers to assess our borrowers’ current ability to pay their mortgages and to make arrangements with selected delinquent borrowers which will result in the best interest of the borrower and the Company, in an effort to minimize the number of mortgages which become seriously delinquent. When resolving delinquent mortgages, servicers are required to take timely action. The servicer is required to determine payment collection under various circumstances, which will result in the maximum financial benefit. This is accomplished by either working with the borrower to bring the mortgage current or by foreclosing and liquidating the property. When a borrower fails to make required payments on a mortgage and does not cure the delinquency within 60 days, we generally record a notice of default and commence foreclosure proceedings, or arrange alternative terms of forbearance. If the mortgage is not reinstated within the time permitted by law for reinstatement, the property may then be sold at a foreclosure sale. At foreclosure sales, the trusts consolidated on our balance sheet generally acquire title to the property.

We use the Mortgage Bankers Association (MBA) method to define delinquency as a contractually required payment being 30 days or more past due.  We measure delinquencies from the date of the last payment due date in which a payment was received.  Delinquencies for loans 60 days late or greater, foreclosures and delinquent bankruptcies were $2,821.9 million or 16.0 percent as of March 31, 2008.

The following table summarizes non-performing loans that we own, including securitized mortgage collateral, loans held for long-term investment and loans held-for-sale for continuing and discontinued operations combined, that were 60 or more days delinquent (utilizing the MBA method) for the periods indicated:

	At March 31,		At December 31,
	2008	%	2007	%
Loans held for sale (1)
60 - 89 days delinquent	$14,141	1%	$45,121	2%
90 or more days delinquent	35,006	1%	51,294	2%
Foreclosures (2)	9,602	0%	23,936	1%
Total delinquent loans held-for-sale	58,749	2%	120,351	5%

Securitized mortgage collateral
60 - 89 days delinquent	$448,174	16%	$490,946	18%
90 or more days delinquent	833,224	30%	773,816	29%
Foreclosures (2)	1,292,705	46%	1,093,385	41%
Delinquent bankruptcies (3)	189,053	7%	189,106	7%
Total delinquent long-term mortgage portfolio	2,763,156	98%	2,547,253	95%

Total delinquent loans	$2,821,905	100%	$2,667,604	100%

Total loans	$17,685,383		$18,252,197

(1)          Loans held-for-sale are substantially included in discontinued operations in the consolidated balance sheets.

(2)          Represents properties in the process of foreclosure.

(3)          Represents bankruptcies that are 30 days or more delinquent.

The following table summarizes securitized mortgage collateral, loans held-for-investment, loans held-for-sale and real estate owned, that were non-performing for continuing and discontinued operations combined for the periods indicated:

	At March 31,		At December 31,
	2008	%	2007	%
90 or more days delinquent, foreclosures and delinquent bankruptcies	$2,359,590	82%	$2,131,537	84%
Real estate owned	510,497	18%	412,238	16%
Total non-performing assets	$2,870,087	100%	$2,543,775	100%

Non-performing assets consist of mortgages that are 90 days or more delinquent, including loans in foreclosure and delinquent bankruptcies. It is our policy to place a mortgage on non-accrual status when it becomes 90 days delinquent and to reverse from revenue any accrued interest, except for interest income on securitized mortgage collateral when the scheduled payment is received from the servicer.  As of March 31, 2008, non-performing assets as a percentage of the outstanding principal balance of securitized mortgage assets was 23.0 percent compared to 14.6 percent as of December 31, 2007.

Real estate owned, which consists of residential real estate acquired in satisfaction of loans, is carried at the lower of cost or net realizable value less estimated selling costs. Historically, adjustments to the loan carrying value required at the time of foreclosure were charged against the allowance for loan losses. With the adoption of FAS 159, the Company no longer maintains an allowance for loan losses and adjustments to the carrying value of REO at the time of foreclosure are included in the change in the fair value of net trust assets.  Changes in the Company’s estimates of net realizable value subsequent to the time of foreclosure and through the time of ultimate disposition are recorded as gains or losses from real estate owned in the consolidated statement of operations.  Real estate owned at March 31, 2008 was $98.3 million, or 23.8 percent higher than at December 31, 2007 as a result of an increase in foreclosures from higher delinquencies and deterioration in the prevailing real estate market and, in part, due to borrowers’ inability to obtain replacement financing in conjunction with rising borrowing costs due to resets, reduced housing demand in the marketplace and lower housing prices.

We realized a gain on sale of real estate owned in the amount $3.5 million for the first quarter of 2008 as compared to a loss of $2 thousand for the first quarter of 2007.  Additionally, the Company recorded an unrealized loss on the net realizable value of the REO in the amount of $7.7 million, which reflects the decline in value of the REO from the foreclosure date.

The following table presents the balances and related activity of the real estate owned for continuing operations:

	Three Months Ended	Year Ended
	March 31, 2008	December 31, 2007
Beginning balance	$405,434	$137,331
Foreclosures	154,802	487,314
Liquidations	(54,558)	(219,211)
REO	$505,678	$405,434

REO inside trusts	$502,473	$400,863
REO outside trust (1)	3,205	4,571
REO	$505,678	$405,434

In calculating the cash flows to assess the fair value of the securitized mortgage collateral the Company estimates the lifetime losses embedded in our loan portfolio. In evaluating the adequacy of the lifetime losses, management takes many factors into consideration. For instance, a detailed analysis of historical loan performance data is accumulated and reviewed. This data is analyzed for loss performance and prepayment performance by product type, origination year and securitization issuance. The data is also broken down by collection status. Our estimate of the required lifetime losses for these loans is developed by estimating both the rate of default of the loans and the amount of loss in the event of default. The rate of default is assigned to the loans based on their attributes (e.g., original loan-to-value, borrower credit score, documentation type, etc.) and collection status. The rate of default is based on analysis of migration of loans from each aging category. The loss severity is determined by estimating the net proceeds from the ultimate sale of the foreclosed property. The results of that analysis are then applied to the current mortgage portfolio and an estimate is created. We believe that pooling of mortgages with similar characteristics is an appropriate methodology in which to evaluate the lifetime loan losses.

Management recognizes that there are qualitative factors that must be taken into consideration when evaluating and measuring losses in our loan portfolios. These items include, but are not limited to, economic indicators that may affect the borrower’s ability to pay, changes in value of collateral, projected loss curves, political factors, market conditions, competitor’s performance, market perception, historical losses, and industry statistics. The assessment for loan losses, is based on delinquency trends and prior loan loss experience and management’s judgment and assumptions regarding various matters, including general economic conditions and loan portfolio composition. Management continually evaluates these assumptions and various relevant factors affecting credit quality and inherent losses.

Interest Rate Risk. Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

Prepayment Risk. The Company uses prepayment penalties as a method of partially mitigating prepayment risk for those borrowers that have the ability to refinance.  Mortgage industry evidence suggests that changes in home appreciation rates and lower payment option mortgage products over the last three years had been a significant factor affecting borrowers refinancing decisions. As mortgage rates increase and housing prices decline, borrowers will find it more difficult to refinance to obtain cheaper financing. If borrowers are unable to pay their mortgage payments at the adjusted rate, delinquencies may increase. The three-month average combined constant prepayment rate (CPR) of single-family and multi-family loans held as securitized mortgage collateral decreased to 12 percent at March 31, 2008 from 17 percent as of December 31, 2007.

As of March 31, 2008, the twelve-month combined CPR of single-family and multi-family loans held as securitized mortgage collateral was 19 percent as compared to a 24 percent twelve-month average CPR as of December 31, 2007. Prepayment penalties are charged to borrowers for mortgages that are paid early and recorded as interest income.

Results of Operations

For the Three Months Ended March 31, 2008 compared to the Three Months Ended March 31, 2007

Condensed Statements of Operations Data

	For the Three Months Ended March 31,
			Increase	%
	2008	2007	(Decrease)	Change
Interest income	$271,955	$304,748	$(32,793)	(11)%
Interest expense	264,606	296,805	(32,199)	(11)
Net interest income	7,349	7,943	(594)	(7)
Provision for loan losses	—	29,132	(29,132)	n/a
Net interest income (expense) after provision for loan losses	7,349	(21,189)	28,538	135
Total non-interest income (expense)	992	(22,603)	23,595	104
Total non-interest expense	6,318	6,353	(35)	(1)
Income tax expense	6,526	3,988	2,538	64
Net loss earnings from continuing operations	(4,503)	(54,133)	49,630	92
Income (loss) from discontinued operations, net	688	(67,535)	68,223	101
Net loss	$(3,815)	$(121,668)	$117,853	97%

Net loss per share - diluted	$(0.10)	$(1.65)	$1.55	94%
Dividends declared per common share	$—	$0.10	$(0.10)	(100)%

Net Interest Income

We earn net interest income primarily from mortgage assets which include securitized mortgage collateral, loans held-for-sale and investment securities available-for-sale, or collectively, “mortgage assets,” and, to a lesser extent, interest income earned on cash and cash equivalents. Interest expense is primarily interest paid on borrowings on mortgage assets, which include securitized mortgage borrowings, reverse repurchase agreements and borrowings secured by investment securities available-for-sale. With the adoption of SFAS 159, net interest income during the quarter represents the effective yield of the net trust assets.  During 2007, net interest income included (1) amortization of acquisition costs on mortgages acquired from the mortgage operations, (2) accretion of loan discounts, which primarily represented the amount allocated to mortgage servicing rights when they are sold to third parties and mortgages are transferred to the long-term investment operations from the mortgage operations and retained for long-term investment, (3) amortization of securitized mortgage securitization expenses and, to a lesser extent, (4) amortization of securitized mortgage bond discounts.

The following table summarizes average balance, interest and weighted average yield on mortgage assets and borrowings on mortgage assets, included within continuing and discontinued operations, for the periods indicated:

	For the Three Months Ended March 31,
	2008			2007
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
MORTGAGE ASSETS
Subordinated securities collateralized by mortgages	$15,144	$733	19.36%	$30,813	$1,597	20.73%
Securitized mortgage collateral (1)	13,672,728	269,897	7.90%	20,672,576	303,602	5.87%
Loans held-for-investment and held-for-sale (2)	212,811	4,256	8.00%	1,963,010	30,345	6.18%
Finance receivables	—	—	0.00%	272,866	5,227	7.66%
Total mortgage assets\ interest income	$13,900,683	$274,886	7.91%	$22,939,265	$340,771	5.94%

BORROWINGS
Securitized mortgage borrowings	$13,835,280	$261,816	7.57%	$20,183,144	$293,377	5.81%
Reverse repurchase agreements	285,808	3,362	4.71%	2,241,789	33,736	6.02%
Total borrowings on mortgage assets\ interest expense	$14,121,088	$265,178	7.51%	$22,424,933	$327,113	5.83%

Net Interest Spread (3)		$9,708	0.40%		$13,658	0.11%
Net Interest Margin (4)			0.28%			0.24%

(1)

Interest on securitized mortgage collateral in 2007 includes amortization of acquisition cost on mortgages acquired from the mortgage operations and accretion of loan discounts. During 2008, the Company started applying the effective yield used to derive the fair value of the securitized mortgage collateral.

(2)	The held-for-sale balance excludes the lower of cost or market (LOCOM) writedown on the loans.
(3)	Net interest spread on mortgage assets is calculated by subtracting the weighted average yield on total borrowings on mortgage assets from the weighted average yield on total mortgage assets.
(4)

Net interest margin on mortgage assets is calculated by subtracting interest expense on total borrowings on mortgage assets from interest income on total mortgage assets and then dividing by total average mortgage assets and annualizing the quarterly margin.

Net interest income spread for the first quarter of 2008 decreased $4.0 million (29 percent) as compared to the first quarter of 2007.  The decrease in net interest income was primarily due to declines in outstanding balances offset by an increase in net interest spread.  During the quarter, the yield on mortgage assets changed by 1.97 percent to 7.91 percent from 5.94 percent for the comparable 2007 period. The yield on total borrowings changed by 1.68 percent to 7.51 percent for the quarter from 5.83 percent for the comparable period.  The increase in the securitized mortgage collateral and borrowing yields is primarily a result of the adoption of SFAS 159 and the related recognition of interest income and expense based on effective yields for the three months ended March 31, 2008, based on fair value, as compared to using effective interest rates using the historical basis in the loans in the prior period.  As the market’s expectation of future credit losses has increased, the market has demanded higher yields, as investors require a higher yield on these financial assets and liabilities.

Non-Interest Income

Changes in Non-Interest Income

	For the Three Months Ended March 31,
			Increase	%
	2008	2007	(Decrease)	Change
Change in fair value of derivative instruments	—	(17,998)	17,998	n/a
Change in fair value of net trust assets, excluding REO	3,528	—	3,528	n/a
Change in fair value of trust preferred securities	(4,023)	—	(4,023)	n/a
Losses from real estate owned	(4,256)	(9,892)	5,636	57%
Real estate advisory fees	3,845	—	3,845	n/a
Other	1,898	5,287	(3,389)	(64)
Total non-interest income	$992	$(22,603)	$23,595	104%

Change in Fair Value of Derivative Instruments. The change in the fair value of derivative instruments decreased by $18.0 million during the first quarter of 2008 as compared to the first quarter of 2007, as the Company no longer recognizes the derivative fair value adjustments as a separate component of non-interest income.  As a result of the adoption of SFAS 159 the Company now recognizes changes in the fair value of derivative instruments as a component of the change in fair value of net trust assets.  The change in fair value of derivative instruments was a loss of $181.8 million during the first quarter of 2008.

Change in Fair Value of Net Trust Assets.  The Company recognized a $3.5 million gain from the change in fair value of net trust assets, which is comprised of gains on the reduction of fair value of securitized mortgage borrowings of $3.4 billion, loss on the reduction in fair value of derivatives instruments of $181.8 million and losses on the reduction in fair value of securitized mortgage collateral and investment securities available-for-sale of $3.2 billion and $4.3 million, respectively.  The overall reduction in fair value of the securitized mortgage collateral and securitized mortgage borrowings is the result of a decrease in the fair value of derivative instruments, a decrease in London Interbank Offered Rate (LIBOR) reflected in the forward yield curve and a decrease in the market prices of our mortgage-backed securities.

Change in the Fair Value of Trust Preferred Securities.  During the first quarter of 2008 the Company recognized a loss in the amount of $4.0 million as a result of increase in the fair value of the trust preferred securities.

Non-Interest Expense

Changes in Non-Interest Expense

	For the Three Months Ended March 31,
			Increase	%
	2008	2007	(Decrease)	Change
General and administrative	$3,988	$5,509	$(1,521)	(28)%
Personnel expense	2,330	844	1,486	176
Total operating expense	$6,318	$6,353	$(35)	(1)%

Total non-interest expenses remained relatively flat on a quarter-over-quarter basis as personnel expense increased $1.5 million (176 percent) during the first quarter of 2008 as compared to same period in 2007, as a greater amount of the Company’s personnel costs are being utilized within the continuing operations versus discontinued operations.  The $1.5 million decrease in general and administrative costs is primarily attributable to decrease in data processing and communications costs.

Results of Operations by Business Segment

Continuing Operations

Condensed Statements of Operations Data

	For the Three Months Ended March 31,
			Increase	%
	2008	2007	(Decrease)	Change
Net interest income	$7,349	$7,943	$(594)	(7)%
Provision for loan losses	—	29,132	(29,132)	n/a
Net interest income (expense) after provision for loan losses	7,349	(21,189)	28,538	135

Change in fair value of net trust assets, excluding REO	3,528	—	3,528	n/a
Change in fair value of derivative instruments	—	(17,998)	17,998	n/a
Change in fair value of trust preferred securities	(4,023)	—		n/a
Other non-interest expense	(2,536)	(4,605)	2,069	45
Total non-interest income (expense)	992	(22,603)	23,595	104

Non-interest expense and income taxes	12,844	10,341	2,503	24
Net loss from continuing operations	$(4,503)	$(54,133)	$49,630	92%

Net loss for the quarter ended March 31, 2008 decreased $49.6 million as compared to the first quarter of 2007.  The primary reason for the reduction in net loss is the adoption of SFAS 159 for securitized mortgage collateral, borrowings and trust preferred securities.  The Company no longer records a provision for loan losses ($29.1 million for the first quarter of 2007) and separately the change in fair value of derivative instruments ($18.0 million loss for the first quarter of 2007), which is now included in the change in fair value of net trust assets, which consisted of a $181.8 million loss on derivatives offset by a $185.3 million increase in the fair value of the remaining net trust assets, due to the decline in forward LIBOR rates.  The fair value of trust preferred securities increased $4.0 million during the first quarter of 2008.

Discontinued Operations

Condensed Statements of Operations Data

	For the Three Months Ended March 31,
			Increase	%
	2008	2007	(Decrease)	Change
Net interest income	$1,671	$5,513	$(3,842)	(70)%
Provision for loan losses	—	243	(243)	n/a
Net interest income after provison for loan losses	$1,671	$5,270	$(3,599)	(68)

Loss on sale of loans	(465)	(33,801)	33,336	99
Provision for repurchases	10,258	(11,828)	22,086	187
Other loss	(460)	(2,329)	1,869	80
Personnel expense	(5,293)	(17,543)	12,250	70
Non-interest expense and income taxes	(5,023)	(7,304)	2,281	31
Net loss	$688	$(67,535)	$68,223	101%

Net earnings for the discontinued operations increased $68.2 million primarily due to the following changes:

•                  decrease of $33.3 million in loss on sale of loans.

•                  decrease of $22.1 million in provision for repurchases.

•                  decrease in personnel expense of $12.3 million.

Loss on sale of loans decreased $33.3 million to $0.5 million in the first quarter of 2007.  The decrease was due to a significant reduction in the balance of loans held-for-sale between periods resulting from collections, prepayments, loan sales, securitizations and reduced LOCOM adjustments.  For the three months ended March 31, 2008, gain on the sale of loans was $7.9 million, compared to a loss of $9.1 million in the comparable period of 2007. For the three months ended March 31, 3008, we recorded $8.4 million in additional LOCOM adjustments, compared to $24.7 million for the comparable period of 2007.

                Provision for repurchases decreased $22.1 million during the first quarter of 2008 as compared to 2007. The decrease in the provision for repurchases was primarily due to the settlement of $113 million in repurchase obligations.

The decrease in personnel expense during the quarter was a result of more costs being allocated to continuing operations due to the discontinuation of the mortgage operations.

ITEM 3:         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in our annual report on Form 10-K for the year ended December 31, 2007.  Our exposures to market risks have not changed materially since December 31, 2007.

ITEM 4:         CONTROLS AND PROCEDURES

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our CEO and CFO, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e). Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of that date, the Company’s disclosure controls and procedures, were not effective at a reasonable assurance level, due to the identification of a material weakness, as discussed in the 2007 Form 10-K.

Material Weakness

In connection with its assessment of the Company’s internal control over financial reporting as of December 31, 2007, management identified a material weakness related to our effectiveness of internal control over financial reporting related to a shortage of resources in the accounting department required to close its books and records effectively at each reporting date, obtain the necessary information from operational departments to complete the work necessary to file its financial reports timely and failure to timely identify and remediate accounting errors.

Management’s Remediation Plan

The Company’s management has continued to remediate the material weakness identified in Management’s Report on Internal Control over Financial Reporting as of December 31, 2007 by taking the following actions:

•                  effective February 2008, we appointed Todd Taylor as Interim Chief Financial Officer, and

•                  we hired additional resources for the accounting and finance departments on a contract basis to help perform certain accounting functions, until management can employ a more permanent solution.

We believe that our disclosure controls and procedures, including our control over financial reporting, have improved since year-end due to the scrutiny of such matters by our management and Audit Committee and the changes described above.  However, due in part to continued lack of permanent staff in Accounting/Finance and in part to the effort needed to accurately document the change in accounting for fair value measurements, the Company continued to be late in closing its books and records effectively at the required reporting date.  Therefore, the Company believes the material weakness related to our effectiveness of internal control over financial reporting is not fully remediated as of March 31, 2008.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1:          LEGAL PROCEEDINGS

The Company is party to litigation and claims which are normal in the course of our operations.  While the results of such litigation and claims cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a material adverse effect on our financial condition or results of operations.

On November 9, 2007, and separately on August 25, 2008, two matters were filed against IFC in Orange County in the Superior Court of California, as Case No. 07CC11612 and Case No. 00110553, respectively, by Citimortgage, Inc., alleging claims for breach of contract and damages based upon representations and warranties made in conjunction with whole loan sales. These actions seek combined damages in excess of $4.2 million.

On June 28, 2008, a matter was filed against IFC in the Circuit Court of the Eighteenth Judicial District, Dupage County in Illinois, as case no. 2008L000721, by TR Mid America Plaza Corp., seeking damages for breach of contract (a lease agreement) in excess of $0.6 million plus such amount as determined through the date of judgment and payment of attorneys fees and costs.

We believe that we have meritorious defenses to the above claims and intend to defend these claims vigorously. Nevertheless, litigation is uncertain and we may not prevail in the lawsuits and can express no opinion as to their ultimate resolution. An adverse judgment in any of these matters could have a material adverse effect on us.

Please refer to IMH’s report on Form 10-K for the year ended December 31, 2007 for a description of other litigation and claims.

ITEM 1A:       RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2007 includes a detailed discussion of our risk factors.  The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

The advisory service fees we earn pursuant to the advisory services agreement may be reduced upon the occurrence of certain conditions or the agreement may be terminated, which would have a material adverse effect on us.

Pursuant to the advisory services agreement with a real estate marketing company we earn advisory fees.  For the three months ended March 31, 2008, we earned $3.8 million in advisory fees, which, along with cash flows and master servicing fees from our long-term mortgage portfolio, is one of our primary sources of earnings.  Although the Company is eligible to receive a termination fee in the case of the sale, transfer or merger of the marketing company or upon IMH entering into bankruptcy proceedings, IMH’s advisory fees may be reduced and the agreement subsequently terminated if certain conditions are not satisfied.  If our CEO is no longer in a senior management capacity with the Company or any affiliates nor a director, then the advisory fee percentage is substantially reduced and the marketing company may terminate the agreement.  Furthermore, if the Company fails to provide the agreed upon services, then the agreement may be terminated with no further obligations or payments to the Company.  The reduction of the advisory fees or termination of the agreement would substantially decrease our income stream and could have a material adverse effect on our operations, financial condition and business prospects.

The occurrence of recent adverse developments in the mortgage finance and credit markets has affected our business and our stock price.

Beginning in the second quarter of 2007 and continuing through 2008, the mortgage industry and the residential housing market have been adversely affected as home prices declined and delinquencies increased. The mortgage market is currently experiencing unprecedented disruptions, which have had, and continue to have, an adverse impact on the Company’s earnings and financial condition.  These disruptions are further evidenced by the recent event surrounding the takeover of Fannie Mae and Freddie Mac by the Federal government.  These conditions may not stabilize or they may worsen for the foreseeable future.  Our ability to meet our long-term liquidity requirements is subject to several factors, such as decreasing our dividend and trust preferred payment obligations and possibly raising additional capital.  Recent adverse changes in the mortgage finance and credit markets have eliminated or reduced the availability, or increased the cost, of significant sources of funding for us. We may not be able to access sources of funding or, if available to us, we may not be able to negotiate favorable terms. Any decision by our lenders and/or investors to make additional funds available to us in the future will depend upon a number of factors, such as our compliance with the terms of our existing credit arrangements, our financial performance, industry and market trends in our various businesses, the lenders’ and/or investors’ own resources and policies concerning loans and investments, and the relative attractiveness of alternative investment or lending opportunities. If we cannot raise cash by selling debt or equity securities, we may be forced to cut additional resources, sell more of our assets at unfavorable prices or discontinue various business activities to preserve cash. Furthermore, the price of our common stock declined significantly as a result of these events and the impact on our results of operations.

If we fail to successfully implement our strategic initiatives, our business, financial condition and results of operations could be materially and adversely affected.

In light of the continuing turmoil in the mortgage market, our ability to continue our operations is dependent upon our ability to successfully implement our strategic initiatives and acquire new operations that contribute sufficient additional cash flow to enable us to meet our current and future expenses. Our future financial performance and success are dependent in large part upon our ability to implement our contemplated strategies successfully.  We have restructured our existing reverse repurchase line and we are exploring to reduce or eliminate the dividend payments on our outstanding preferred stock and seeking to modify our trust preferred securities to reduce payment obligations.  Our ability to implement any restructuring is dependent upon agreement of various third parties and security holders. We expect that these efforts and negotiations will be complex, and there can be no assurances that any negotiations or other efforts will be successful. To the extent that they are not, we would be unlikely to be able to continue our operations as planned thereby requiring us to reduce our operating costs and expenses so that our income can cover those costs.

We are also considering strategic acquisitions, such as acquiring a real estate marketing company, a special servicing platform and investing in distressed mortgage assets and related securities.  Our ability to acquire new businesses is significantly constrained by our limited liquidity and our likely inability to obtain debt financing or to issue equity securities as a result of our current financial condition, as well as other uncertainties and risks. There can be no assurances that we will be able to acquire new business operations. We may not be able to implement our strategic initiatives successfully or achieve the anticipated benefits of their implementation. If we are unable to do so, we may be unable to satisfy our future operating costs and liabilities, including repayment of the restructured finance facility, interest payments on the trust preferred securities and payment of preferred stock dividends. Even if we are able to implement some or all of our strategic initiatives successfully, our operating results may not improve to the extent we anticipate, or at all.

If we are unable to raise additional capital or generate sufficient liquidity we may be unable to implement our strategic initiatives or conduct our operations.

We are considering raising capital in order to accomplish some of our strategic initiatives.  If we are unable to access any capital on reasonable terms, we will not be able to accomplish our goals.  Furthermore, we will then be dependent on our existing revenues from the long-term mortgage and master servicing portfolios and from real estate advisory fees.  Our ability to conduct our operations will depend on our ability to effectively reduce operating costs to a level that is supportable by our revenues.  We cannot assure you that any of these alternatives will be available to us, or if available, that we will be able to negotiate favorable terms.

Acquisitions of other businesses could result in operating difficulties.

As part of our strategic initiatives, we may seek to acquire a real estate marketing company and we may acquire a special servicing platform.  If we continue to pursue these and any other business opportunities, the process of negotiating the acquisition and integrating an acquired business may result in operating difficulties and expenditures and may require significant management attention. Moreover, we may never realize the anticipated benefits of any new business or acquisition. We may not have, and may not be able to acquire or retain, personnel with experience in any new business we may establish or acquire. In addition, future acquisitions could result in contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could harm our results of operations, financial condition and business prospects.

We may not pay dividends to our common or preferred stockholders.

REIT provisions of the Internal Revenue Code generally require that we annually distribute to our stockholders at least 90 percent of all of our taxable income, exclusive of the application of any tax loss carry forwards that may be used to offset current period taxable income. These provisions restrict our ability to retain earnings and thereby generate capital from our operating activities. In addition, for any year that we do not generate taxable income, we are not required to declare and pay dividends to maintain our REIT status. We have not declared a common stock dividend since March 31, 2007.

The Series B Preferred Stock and Series C Preferred Stock currently receive quarterly dividends of $0.58594 and $0.57031 per share, respectively.  Even if we choose not to pay dividends on our preferred stock, dividends will accrue whether or not current payment of dividends is prohibited, whether or not we have earnings, whether or not there are funds legally available for the payment of such dividends and whether or not such dividends are declared.  The Company may decide not to pay dividends on preferred stock for any quarter or for a period of time in order to maintain its cash, operate its business or implement strategic initiatives.  Although the Company may choose not to pay dividends, the continued payment and accrual of these dividends may prevent the Company from implementing new strategies in the current market environment, thereby, hindering our growth prospects. Plus, accumulating dividends with respect to our preferred stock will negatively affect the ability of our common stockholders to receive any distribution or other value upon liquidation.  The continued accrual and payment of the preferred stock dividends may have a material adverse effect on our liquidity, financial condition and operations.

We may not make payments on our trust preferred debt obligations in the foreseeable future

We currently have over $90 million in obligations related to junior subordinated debentures related to the outstanding trust preferred securities.  We are required to make quarterly payments on these debt obligations.  In order to preserve cash, the Company may decide not to make payments on these obligations.  If the Company defers quarterly payments, it may do so for a limited period of time and it may not pay dividends on its capital stock during such period.  If the Company continues to fail to pay the trust preferred obligations, then it will be in default and the entire amount may be immediately due and payable and it could be in cross-default with other existing finance facilities.  Although the Company is exploring to modify the trust preferred obligations in order to decrease its payment obligations in some manner, we can not assure you that it will be successful.

The New York Stock Exchange (“NYSE”) has notified us that we are not in compliance with its continued listing criteria. If we are delisted by the NYSE, the price and liquidity of our common stock and preferred stock will be negatively affected.

Our common stock and Series B Preferred Stock and Series C Preferred Stock are currently listed on the New York Stock Exchange (the “NYSE”). We must satisfy certain minimum listing maintenance requirements to maintain such listing, including maintaining a minimum bid price of $1.00 per share for the common stock.  On July 8, 2008, we received a second notice from NYSE Regulation Inc. (“NYSE Regulation”) that the Company was not in compliance with the NYSE continued listing standard related to maintaining a consecutive thirty day average closing stock price of over $1.00 per common share.  NYSE Regulation noted that effective May 28, 2008 the Company had cured its previous non-compliance with the same NYSE continued listing standard.  However, NYSE Regulation notified us that the Company’s common stock again fell below the $1.00 average share price requirement.   After reviewing materials submitted by the Company specifying details as to its strategic plans to address the current share price deficiency, NYSE Regulation agreed to provide us an approximately four month cure period. NYSE Regulation will formally reevaluate our continued listing with the NYSE’s Listings and Compliance Committee at the end of this approximately four month cure period, and it will also continue to closely monitor the Company during this timeframe both with regards to share price levels and progress on its planned initiatives.  Furthermore, on April 1, 2008 we received notification from the NYSE that the failure to timely file annual and interim reports with the Securities and Exchange Commission may subject us to suspension and delisting procedures.

We cannot assure you that the NYSE will maintain our listing in the future. In the event that our common stock and preferred stock is delisted by the NYSE, or if it becomes apparent to us that we will be unable to meet the NYSE’s continued listing criteria in the foreseeable future, we may seek to have our stock listed or quoted on another national securities exchange or quotation system. If our securities are delisted from the NYSE, then they may trade on the Over-the-Counter-Bulletin Board, which is viewed by most investors as a less desirable and less liquid market place.  However, we cannot assure you that, if our common stock is listed or quoted on such other exchange or system, the market for our common stock will be as liquid as it has been on the NYSE. As a result, if we are delisted by the NYSE or transfer our listing to another exchange or quotation system, the market price for our common stock may become more volatile than it has been historically.  Delisting from the NYSE could make trading our common stock and preferred stock more difficult for our investors, leading to declines in share price. Delisting of our common stock would also make it more difficult and expensive for us to raise additional capital.

We have restructured our reverse repurchase line which requires monthly payments and other payment obligations, will reduce our operating income, and contains other provisions that will restrict our business operations.

Our ability to finance our operations, grow our business and implement our strategic initiatives is dependent upon the availability of credit on commercially acceptable terms, including the use of warehouse lines of credit and repurchase agreements. On September 11, 2008, we executed a new warehouse line agreement with UBS Real Estate Securities Inc. (“UBS”).  The agreement removes all technical defaults from financial covenant noncompliance and any associated margin calls for the term of the agreement.  The agreement calls for certain targets including a reduction of the borrowings balance to $100 million in 18 months with an advance rate of no more than 65 percent of the unpaid principal balance and $50 million in 24 months with an advance rate of no more than 55 percent of the unpaid principal balance.  By meeting these targets, the agreement term can extend to 30 months.  The agreement also calls for monthly principal paydowns of $750,000 for one month and $1.5 million thereafter until the earlier of the company raising capital or the end of the agreement term.  If the Company is successful in raising capital, approximately 10% of the gross proceeds will be required to be paid as an additional principal paydown and the monthly principal paydown is reduced to $750,000.  The interest rate is LIBOR plus 325 basis points, and all cash collected from the securing mortgage loans is required to be paid to the lender.  We may not have the funds available to make the required paydowns, which could result in defaults and we may not have adequate assets to use as collateral.  In the event we do not have sufficient liquidity to meet the payment requirements, UBS can accelerate our indebtedness, increase interest rates and terminate our ability to borrow additional funds.  Such a situation would likely result in a rapid deterioration of our financial condition.

We may not be able to access financing sources on favorable terms, or at all, which could adversely affect our ability to implement our strategic initiatives and operate our business as planned.

We have historically been dependent on warehouse lines, repurchase agreements, credit facilities, securitizations and other structured financings. Our ability to use these financing sources depends on various conditions in the markets, which are beyond our control, including lack of liquidity and greater credit spreads. We cannot assure you that these markets will provide an efficient source of long-term financing. Any new financing could subject us to recourse indebtedness and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flows, thereby reducing cash available for distribution, funds available for operations as well as for future business opportunities.  If we are not able to borrow additional funds in the future on our new warehouse facility or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under this facility, we may not be able to continue to operate our business as planned, which would have a material adverse effect on our business, financial condition, liquidity and results of operations.

ITEM 2:          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5:          OTHER INFORMATION

Restructure of Reverse Repurchase Line

On September 11, 2008, the Company entered into an agreement with UBS Real Estate Securities Inc. to restructure its reverse repurchase line with its remaining lender.  The balance of this line was $220.2 million at June 30, 2008. The agreement removes all technical defaults from financial covenant noncompliance and any associated margin calls for the term of the agreement.  The agreement calls for certain targets including a reduction of the borrowings balance to $100 million in 18 months with an advance rate of no more than 65 percent of the unpaid principal balance and $50 million in 24 months with an advance rate of no more than 55 percent of the unpaid principal balance.  By meeting these targets, the agreement term can extend to 30 months.  The agreement also calls for monthly principal paydowns of $750,000 for one month and $1.5 million thereafter until the earlier of the Company raising capital or the end of the agreement term.  If the Company is successful in raising capital, approximately 10% of the gross proceeds will be required to be paid as an additional principal paydown and the monthly principal paydown is reduced to $750,000.  The interest rate is LIBOR plus 325 basis points, and all cash collected from the securing mortgage loans is required to be paid to the lender.  Accomplishing the restructuring of this reverse repurchase line allows the Company to manage the remaining loans on the line for the eventual collection, refinance, sale or securitization without the risk of receiving margin calls.

Annual Meeting of Stockholders

On July 10, 2008, we held our annual meeting of stockholders. Of 76,104,656 shares eligible to vote, 69,745,926, or 91.6 percent, votes were returned, formulating a quorum.  At the annual stockholders meeting, the following matters were submitted to stockholders for vote Proposal I - Election of Directors; Proposal II - Ratification of the appointment of Ernst & Young LLP as our independent auditors for the year ending December 31, 2008; Proposal III – Amendments to the 2001 Stock Option, Deferred Stock, and Restricted Stock Plan; and Proposal IV – Potential Issuance of in excess of 20 percent of our outstanding shares of common stock in connection with a possible exchange of the Company’s Series B Preferred Stock and Series C Preferred Stock.

Proposal I—Election of Directors

The results of voting on these proposals are as follows:

Director	For	Withheld	Elected
Joseph R. Tomkinson	66,355,675	3,390,247	Yes
William S. Ashmore	66,436,234	3,309,688	Yes
James Walsh	66,450,743	3,295,179	Yes
Frank P. Filipps	66,212,473	3,533,449	Yes
Stephan R. Peers	66,305,502	3,440,420	Yes
Leigh J. Abrams	66,324,583	3,421,339	Yes

All directors are elected at our annual stockholders meeting.

Proposal II – Ratification of the appointment of Ernst & Young LLP as our independent auditors for the year ending December 31, 2008.

Proposal II was approved with 68,372,826 shares voted for, 1,039,055 voted against and 334,039 abstained from voting, thereby, ratifying the appointment of Ernst & Young LLP as our independent auditors for the year ending December 31, 2008.

Proposal III – Amendments to the 2001 Stock Option, Deferred Stock, and Restricted Stock Plan

Proposal III was approved with 30,884,180 shares voted for, 13,826,301 voted against and 738,942 abstained from voting, thereby ratifying the amendment to the 2001 Stock Option, Deferred Stock, and Restricted Stock Plan.

Proposal IV – Potential Issuance of in excess of 20 percent of our outstanding shares of common stock in connection with a possible exchange of the Company’s Series B Preferred Stock and Series C Preferred Stock

Proposal IV was approved with 39,499,182 shares voted for, 2,573,181 voted against and 318,320 abstained from voting, thereby approving the potential issuance of in excess of 20 percent of our outstanding shares of common stock in connection with a possible exchange of the Company’s Series B Preferred Stock and Series C Preferred Stock.

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

IMPAC MORTGAGE HOLDINGS, INC.

/s/ Todd R. Taylor
by: Todd R. Taylor
Interim Chief Financial Officer
(authorized officer of registrant and principal financial officer)

Date: September 15, 2008