Form 10-Q
period 2008-06-30
IMPAC MORTGAGE HOLDINGS INC
filed 2008-09-15
CIK 1000298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008 or

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

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Cash and cash equivalents	$25,971	$24,387
Trust assets
Investment securities available-for-sale	8,644	15,248
Securitized mortgage collateral (at fair value at June 30, 2008)	11,055,382	16,532,633
Derivative assets	109	7,497
Real estate owned (REO) at net realizeable value	621,433	400,863
Total trust assets	11,685,568	16,956,241

Assets of discontinued operations	203,320	353,250
Other assets	48,684	57,194
Total assets	$11,963,543	$17,391,072

LIABILITIES
Trust liabilities
Securitized mortgage borrowings (at fair value at June 30, 2008)	$11,497,132	$17,780,060
Derivative liabilities	136,580	127,757
Total trust liabilities	11,633,712	17,907,817

Trust preferred securities (at fair value at June 30, 2008)	46,266	98,398
Liabilities of discontinued operations	253,334	405,341
Other liabilities	5,723	57,244
Total liabilities	11,939,035	18,468,800

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Series-A junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none issued and outstanding	—	—
Series-B 9.375% cumulative redeemable preferred stock, $0.01 par value; liquidation value $50,000; 2,000,000 shares authorized, issued and outstanding	20	20
Series-C 9.125% cumulative redeemable preferred stock, $0.01 par value; liquidation value $111,765; 5,500,000 shares authorized; 4,470,600 shares issued and outstanding as of June 30, 2008 and December 31, 2007	45	45
Common stock, $0.01 par value; 200,000,000 shares authorized; 76,096,392 shares issued and outstanding as of June 30, 2008 and December 31, 2007	761	761
Additional paid-in capital	1,175,125	1,173,562
Accumulated other comprehensive income	—	1,028
Net accumulated deficit:
Cumulative dividends declared	(811,355)	(803,912)
Retained deficit	(340,088)	(1,449,232)
Net accumulated deficit	(1,151,443)	(2,253,144)
Total stockholders’ equity (deficit)	24,508	(1,077,728)
Total liabilities and stockholders’ equity	$11,963,543	$17,391,072

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE EARNINGS (LOSS)

(in thousands, except per share data)

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
INTEREST INCOME:
Total interest income	$407,855	$316,443	$679,811	$621,191

INTEREST EXPENSE:
Total interest expense	403,599	308,569	668,206	605,374

Net interest income	4,256	7,874	11,605	15,817
Provision for loan losses	—	161,163	—	190,295
Net interest income (expense) after provision for loan losses	4,256	(153,289)	11,605	(174,478)

NON-INTEREST INCOME:
Change in fair value of derivative instruments	—	91,670	—	73,672
Change in fair value of net trust assets, excluding REO	(11,161)	—	(7,633)	—
Change in fair value of trust preferred securities	(997)	—	(5,020)	—
Losses from real estate owned	(4,830)	(19,328)	(9,086)	(29,220)
Real estate advisory fees	4,696	—	8,540	—
Other	1,544	(1,538)	3,442	3,749
Total non-interest (expense) income	(10,748)	70,804	(9,757)	48,201

NON-INTEREST EXPENSE:
General and administrative	4,925	4,451	8,912	9,960
Personnel expense	2,820	1,620	5,150	2,464
Total non-interest expense	7,745	6,071	14,062	12,424
Net loss from continuing operations	(14,237)	(88,556)	(12,214)	(138,701)
Income tax expense from continuing operations	2,202	4,969	8,728	8,956
Net loss from continuing operations	(16,439)	(93,525)	(20,942)	(147,657)
Net loss from discontinued operations, net of tax	(11,048)	(59,022)	(10,360)	(126,558)
Net loss	(27,487)	(152,547)	(31,302)	(274,215)
Cash dividends on cumulative redeemable preferred stock	(3,722)	(3,722)	(7,443)	(7,443)
Net loss available to common stockholders	$(31,209)	$(156,269)	$(38,745)	$(281,658)

See accompanying notes to consolidated financial statements.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Net loss	$(27,487)	$(152,547)	$(31,302)	$(274,215)
Net unrealized losses on securities:
Unrealized holding losses arising during year	—	(1,656)	—	(2,718)
Reclassification of losses included in net earnings	—	1,596	—	1,596
Net unrealized losses	—	(60)	—	(1,122)
Comprehensive loss	$(27,487)	$(152,607)	$(31,302)	$(275,337)

Net loss per common share - Basic:
Loss from continuing operations	$(0.26)	$(1.28)	$(0.37)	$(2.04)
Loss from discontinued operations	(0.15)	(0.78)	(0.14)	(1.66)
Net loss per share	$(0.41)	$(2.05)	$(0.51)	$(3.70)

Net loss per common share - Diluted:
Loss from continuing operations	$(0.26)	$(1.28)	$(0.37)	$(2.04)
Loss from discontinued operations	(0.15)	(0.78)	(0.14)	(1.66)
Net loss per share	$(0.41)	$(2.05)	$(0.51)	$(3.70)

Dividends declared per common share	$—	$—	$—	$0.10

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Six Months
	Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(20,942)	$(147,657)

Provision for loan losses	—	190,295
Provision for REO losses	14,323	28,074
Loss (gain) on sale of REO	(5,237)	1,145
Amortization of deferred charge, net	8,728	9,069
Amortization of debt issuance costs and mortgage servicing rights	948	807
Amortization of premiums and securitization costs	—	84,863
Change in fair value of derivative instruments	12,144	1,354
Change in fair value of net trust assets, excluding REO and derivatives	(75,878)	—
Change in fair value of trust preferred securities	5,020	—
Accretion of interest income and expense	(25,191)	—
Stock-based compensation	653	812
Net change in accrued interest receivable	—	(547)
Net cash provided by (used in) operating activities of discontinued operations	91,219	(3,157,915)
Net change in other assets and liabilities	(41,444)	(8,968)
Net cash used in operating activities	(35,657)	(2,998,668)

CASH FLOWS FROM INVESTING ACTIVITIES:
Securitized mortgage collateral	1,342,015	3,468,817
Mortgages held-for-investment	22	(3,229)
Purchase of premises and equipment	386	(873)
Principal change on investment securities available-for-sale	1,196	6,404
Proceeds from the sale of real estate owned	197,796	76,532
Net cash provided by (used in) investing activities of discontinued operations	11,805	191,664
Net cash provided by investing activities	1,553,220	3,739,315

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash disbursements under reverse repurchase agreements	—	(90,642)
Cash receipts from reverse repurchase agreements	—	92,392
Proceeds from securitized mortgage borrowings	—	3,858,143
Repayment of securitized mortgage borrowings	(1,393,987)	(4,323,044)
Common stock dividends paid	—	(30,326)
Preferred stock dividends paid	(7,443)	(7,443)
Proceeds from sale of cumulative redeemable preferred stock	—	608
Net cash (used in) povided by investing activities of discontinued operations	(116,465)	(306,831)
Net cash used in financing activities	(1,517,895)	(807,143)

Net change in cash and cash equivalents	(332)	(66,496)
Cash and cash equivalents at beginning of period	26,462	179,677
Cash and cash equivalents at end of period - Continuing Operations	25,971	107,083
Cash and cash equivalents at end of period - Discontinued Operations	159	6,098
Cash and cash equivalents at end of period	$26,130	$113,181

See accompanying notes to consolidated financial statements.

	For the Six Months
	Ended June 30,
	2008	2007
SUPPLEMENTARY INFORMATION (Continuing and Discontinued Operations):
Interest paid	$315,545	$651,736
Taxes paid	—	116

NON-CASH TRANSACTIONS (Continuing and Discontinued Operations):
Accumulated other comprehensive loss	$—	$(1,122)
Transfer of loans held-for-sale and held-for-investment to real estate owned	—	20,872
Transfer of securitized mortgage collateral to real estate owned	435,038	255,051
Transfer of loans held-for-sale to securitized mortgage collateral	—	3,245,500
Transfer of securitized mortgage collateral to loans held-for-sale	—	27,040

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

Financial Statement Presentation

The accompanying unaudited consolidated financial statements of IMH and its subsidiaries (as defined above) have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the three-month and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

As describes in Note L, in September 2008, the Company executed definitive agreements, which require scheduled principal paydowns and remove any and all technical defaults that existed under the previous reverse repurchase facility.

In order to reduce dividend payments on its preferred stock, the Company is considering exchanging the preferred stock for common stock.  In July 2008, the Company’s stockholders approved the potential issuance of common shares in excess of 20 percent of the existing common shares.

The Company earns advisory fees from a real estate marketing company specializing in the marketing and disposition of foreclosed properties.  During the three and six months ended June 30, 2008, the Company earned $4.7 million and $8.5 million, respectively, from this relationship.  The amount of real estate advisory fees the Company receives from this relationship are based on numerous factors, including real estate market conditions, the level of foreclosure activity, the ability of the marketing company to attract new business, and the Company retaining its CEO and avoiding liquidation.  The agreement terminates in 2010 with the Company having an option to extend the agreement for an additional three years.

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

For some products or in certain market conditions, observable inputs may not always be available.  Through the second quarter of 2008, certain markets remained illiquid, and some key observable inputs used in valuing certain exposures were unavailable.  When and if these markets are liquid, the Company will use the related observable inputs available at that time from these markets.

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

The following table summarizes the initial retained earnings charge related to the prospective adoption SFAS 159 as of January 1, 2008 and the related fair value balances as of January 1, 2008.

	Ending Balance as of		Fair Value Balance
	December 31,2007	Adoption Net	as of January 1, 2008
	(Prior to Adoption)	Gain/(Loss)	(After Adoption) (5)
Impact of electingthe fair value option under SFAS 159:
Investment securities available-for-sale	$15,248	$1,028 (1)	$15,248
Securitized mortgage collateral (2)	16,532,633	(821,311)	15,711,322
Securitized mortgage borrowings (3)	(17,780,060)	1,903,283	(15,876,777)
Trust preferred securities	(98,398)	57,446	(40,952)
Cumulative-effect adjustment (pre-tax)		1,140,446
Tax impact (4)		—
Cumulative-effect adjustment to reduce retained deficit		$1,140,446

Total retained deficit as of December 31, 2007		(1,449,232)
Cumulative-effect adjustment to reduce retained deficit		$1,140,446
Total retained deficit as of January 1, 2008 (6)		$(308,786)

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

(2)

Components of securitized mortgage collateral at December 31, 2007 include the allowance for loan loss of $1.2 billion, accrued interest of $99.7 million and premiums of $183.1 million, which were part of its fair value for the adoption of SFAS 159. At June 30, 2008 and December 31, 2007, securitized mortgage collateral included $10.1 million and $9.1 million, respectively in master servicing rights, recorded at the lower of cost or market, related to consolidated securitizations and recorded at the lower of cost or market.

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

In April 2008, the FASB voted to eliminate qualifying special purpose entities (QSPEs) from the guidance in FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (SFAS 140).   While the revised standard has not been finalized and the FASB’s proposals will be subject to a public comment period, this change may have a significant impact on the Company’s consolidated financial statements as it may lose sales treatment for assets previously sold to a QSPE, as well as for future sales. An effective date for any proposed revisions has not been determined by the FASB. As of June 30, 2008, the current principal balance of QSPEs to which the Company, acting as principal, has transferred assets and received sales treatment were $727.1 million.  The Company’s investment in these QSPE’s consists of residual interests accounted for as investment securities available-for-sale in its consolidated balance sheets.

In connection with the proposed changes to SFAS 140, the FASB also is proposing three key changes to the consolidation model in FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51” (FIN 46(R)). First, the FASB will now include former QSPEs in the scope of FIN 46(R). In addition, the FASB supports amending FIN 46(R) to change the method of analyzing which party to a variable interest entity (VIE) should consolidate the VIE to a primarily qualitative determination of control instead of today’s risks and rewards model. Finally, the proposed amendment is expected to require all VIEs and their primary beneficiaries to be reevaluated quarterly. The previous rules required reconsideration only when specified reconsideration events occurred. As of June 30, 2008, the current principal balance of significant unconsolidated VIEs with which the Company is involved were approximately $727.1 million.

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

5.              Income Taxes and Deferred Charge

In accordance with Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” the Company records a deferred charge representing the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH in prior years. The deferred charge is included in other assets in the accompanying consolidated balance sheets and is amortized as a component of income tax expense in the accompanying consolidated statements of operations over the estimated life of the mortgages retained in the securitized mortgage collateral. The Company recorded a tax provision of $2.2 million and $8.7 million for the three and six months ending June 30, 2008 and $5.0 million and $9.0 million for the three and six months ending June 30, 2007, respectively.  The net provision is predominately the result of the amount of the deferred charge amortized and/or impaired resulting from credit losses, which does not result in any tax liability required to be paid.

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

The following table presents for each of these hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option at June 30, 2008.

	Recurring Fair Value Measurements
	At June 30, 2008
	Level 1	Level 2	Level 3	Total
Assets
Investment securities available-for-sale	$—	$—	$8,644	$8,644
Securitized mortgage collateral (1)	—	10,747,133	298,189	11,045,322
Total Assets at Fair Value	$—	$10,747,133	$306,833	$11,053,966

Liabilities
Securitized mortgage borrowings	$—	$11,180,164	$316,968	$11,497,132
Derivative liabilities, net (2)	—	136,471	—	136,471
Trust preferred securities	—	—	46,266	46,266
Total Liabilities at Fair Value	$—	$11,316,635	$363,234	$11,679,869

(1)	Excluded from securitized mortgage collateral above is $10.1 million in master servicing rights related to consolidated securitizations and recorded at the lower of cost or market.
(2)	Derivative liabilities, net includes $109 thousand in derivative assets and $136.6 million in derivative liabilities, included within trust assets and trust liabilities, respectively.

Level 3 assets and liabilities were 2.6 percent and 3.0 percent of total assets at fair value and total liabilities at fair value, respectively.

The following tables present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2008:

	Level 3 Recurring Fair Value Measurements
	Three Months Ended June 30, 2008
	Fair Value -March 31, 2008	Total Gains (Losses) Included in Earnings	Transfers in and/or out of Level 3	Purchases, issuances and settlements	Fair Value - June 30, 2008	Unrealized gains (losses) still held (1)
Investment securities available-for-sale	$10,621	$(1,318)	$—	$(659)	$8,644	$(1,977)
Securitized mortgage collateral	966,958	12,581	(645,986)	(35,364)	298,189	(22,783)
Securitized mortgage borrowings	(998,395)	(12,388)	661,157	32,658	(316,968)	20,270
Trust preferred securities	(45,129)	(1,137)	—	—	(46,266)	(1,137)

	Level 3 Recurring Fair Value Measurements
	Six Months Ended June 30, 2008
	Fair Value - January 1, 2008	Total Gains (Losses) Included in Earnings	Transfers in and/or out of Level 3	Purchases, issuances and settlements	Fair Value - June 30, 2008	Unrealized gains (losses) still held (1)
Investment securities available-for-sale	$15,248	$(5,408)	$—	$(1,196)	$8,644	$(5,006)
Securitized mortgage collateral	782,574	(236,490)	(119,516)	(128,379)	298,189	(189,290)
Securitized mortgage borrowings	(767,704)	265,815	98,688	86,233	(316,968)	183,216
Trust preferred securities	(40,952)	(5,314)	—	—	(46,266)	(5,020)

(1)

Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held at June 30, 2008.

The tables below summarize gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recorded in earnings for Level 3 assets and liabilities for the three and six months ended June 30, 2008.

	Recurring Fair Value Measurements
	Level 3 - Total Gains (Losses) Included in Net Loss
	Three Months Ended June 30, 2008
	Investment Securities Available-for-Sale	Securitized Mortgage Collateral	Securitized Mortgage Borrowings	Trust Preferred Securities
Interest income	$199	$10,306	$—	$—
Interest expense	—	—	(6,275)	(140)
Change in fair value of net trust assets, excluding REO	(1,517)	2,275	(6,113)	—
Change in fair value of trust preferred securities	—	—	—	(997)
Total	$(1,318)	$12,581	$(12,388)	$(1,137)

	Recurring Fair Value Measurements
	Level 3 - Total Gains (Losses) Included in Net Loss
	Six Months Ended June 30, 2008
	Investment Securities Available-for-Sale	Securitized Mortgage Collateral	Securitized Mortgage Borrowings	Trust Preferred Securities
Interest income	$399	$10,217	$—	$—
Interest expense	—	—	(15,176)	(294)
Change in fair value of net trust assets, excluding REO	(5,807)	(246,707)	280,991	—
Change in fair value of trust preferred securities	—	—	—	(5,020)
Total	$(5,408)	$(236,490)	$265,815	$(5,314)

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

Recurring basis

Investment Securities Available-for-Sale.  Pursuant to the Company’s adoption of SFAS 159, the Company elected to carry all of its investment securities available-for-sale at fair value.  These investment securities are recorded at fair value and consist primarily of non-investment grade mortgage-backed securities.  The fair value of the investment securities are measured based upon the Company’s expectation of inputs that other market participants would use.  Such assumptions include judgments about the underlying collateral, prepayment speeds, credit losses, and certain other factors.  Given the market disruption and lack of observable market data as of June 30, 2008, the fair value of the investment securities available-for-sale were measured using significant internal expectations of market participants’ assumptions. At June 30, 2008, investment securities available-for-sale were classified as Level 3 fair value measurements.

Securitized Mortgage Collateral – Pursuant to the Company’s adoption of SFAS 159, the Company elected to carry all of its securitized mortgage collateral at fair value.  These assets consist primarily of Alt-A mortgage loans securitized between 2002 and 2007.  Fair value measurements are based on the Company’s estimated cash flow models, which incorporate assumptions, inputs of other market participants and quoted prices for the underlying bonds.  The Company’s assumptions include its expectations of inputs that other market participants would use. These assumptions include judgments about the underlying collateral, prepayment speeds, credit losses, and certain other factors.  At June 30, 2008, securitized mortgage collateral was classified as Level 2 or Level 3 measurements depending on the observability of significant inputs to the model.  As of June 30, 2008, the unpaid principal balance and fair values of loans 90 days or more past due was $2.7 billion and estimated at $1.6 billion, respectively.  The aggregate unpaid principal balances exceed the fair value by $1.1 billion at June 30, 2008.

Securitized Mortgage Borrowings - Pursuant to the Company’s adoption of SFAS 159, the Company elected to carry all of its securitized mortgage borrowings at fair value.  These borrowings consist of individual tranches of bonds issued by securitization trusts and are primarily backed by Alt-A mortgage loans.  Fair value measurements include the Company’s judgments about the underlying collateral assumptions such as prepayment speeds, credit losses, and certain other factors and are based upon quoted prices for the individual tranches of bonds, if available.  At June 30, 2008, securitized mortgage borrowings were classified as Level 2 or Level 3 measurements depending on the observability of significant inputs to the model.  As of June 30, 2008, the unpaid principal balance and fair value of securitized mortgage borrowings was $16.5 billion and estimated at $11.5 billion, respectively.  The aggregate unpaid principal balance exceeds the fair value by $5 billion at June 30, 2008.

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

At June 30, 2008 trust preferred securities were classified as Level 3 measurements. As of June 30, 2008, the unpaid principal balance and fair value of trust preferred securities was $99.2 million and $46.3 million, respectively.  The aggregate unpaid principal balance exceeds the fair value by $52.9 million at June 30, 2008.

Derivative Assets and Liabilities. For non-exchange traded contracts, fair value is based on the amounts that would be required to settle the positions with the related counterparties as of the valuation date.   Valuations of derivative assets and liabilities reflect the value of the instruments, including the values associated with counterparty risk. With the issuance of SFAS 157, these values must also take into account the Company’s own credit standing, to the extent applicable, thus included in the valuation of the derivative instrument is the value of the net credit differential between the counterparties to the derivative contract.  At June 30, 2008, derivative assets and liabilities were classified as Level 2 measurements.

Non-recurring basis

The Company is required to measure certain assets at fair value from time-to-time.  These fair value measurements typically result from the application of specific accounting pronouncements under GAAP.  The fair value measurements are considered non-recurring fair value measurements under SFAS 157.

Loans Held-for-Sale - Loans held-for-sale for which the fair value option was not elected are carried at lower of cost or market (LOCOM).  When available, such measurements are based upon what secondary markets offer for portfolios with similar characteristics, and are considered Level 2 measurements. If market pricing is not available, such measurements are significantly impacted by the Company’s expectations of other market participants’ assumptions, and are considered Level 3 measurements.  The Company utilizes internal pricing processes to estimate the fair value of loans held-for-sale, which is based on recent loan sales and estimates of the fair value of the underlying collateral.  Loans held-for-sale, which are primarily included in assets of discontinued operations, are considered Level 3 measurements at June 30, 2008.

Mortgage Servicing Rights - Mortgage servicing rights (MSRs) for which the fair value option was not elected are carried at LOCOM.  MSRs are not traded in an active market with observable prices.  The Company utilizes internal pricing processes to estimate the fair value of MSRs, which are based on assumptions the Company believes would be used by market participants, including market discount rates, float, prepayment speeds and master servicing fees.  MSRs, which are included in other assets, are considered Level 3 measurements at June 30, 2008.

The following table presents the fair values of those financial assets measured at fair value on a non-recurring basis at June 30, 2008.

					Total Gains (Losses)
	Non-recurring Fair Value Measurements				For the Periods Ended
	As of June 30, 2008				June 30, 2008
	Level 1	Level 2	Level 3	Total	Three Months	Six Months
Loans held-for-sale (1)	$—	$—	$167,420	$167,420	$(7,885)	$(16,249)
Mortgage servicing rights	$—	$—	$1,677	$1,677	$(301)	$(948)

(1)           Includes $1.8 million and $165.6 million of loans held-for-sale within continuing and discontinued operations, respectively at June 30, 2008.

The following table represents changes in fair value of recurring fair value measurements for the three and six months ended June 30, 2008.

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Loss
	Three Months Ended June 30, 2008
			Change in Fair Value of
	Interest Income	Interest Expense	Net Trust Assets	Trust Preferred Securities	Total
Investment securities available-for-sale	$687	$—	$(1,517)	$—	$(830)
Securitized mortgage collateral	406,988	—	(19,062)	—	387,926
Securitized mortgage borrowings	—	(401,431)	(88,886)	—	(490,317)
Trust preferred securities	—	(2,168)	—	(997)	(3,165)
Derivative instruments	—	—	98,304	—	98,304
Total	$407,675	$(403,599)	$(11,161)	$(997)	$(8,082)

		Recurring Fair Value Measurements
		Changes in Fair Value Included in Net Loss
		Six Months Ended June 30, 2008
					Change in Fair Value of
	Interest Income		Interest Expense		Net Trust Assets		Trust Preferred Securities	Total
Investment securities available-for-sale	$1,420		$—		$(5,807	)(1)	$—	$(4,387)
Securitized mortgage collateral	676,886		—		(3,248,563	)(1)	—	(2,571,677)
Securitized mortgage borrowings	—		(663,248)		3,330,248	(1)	—	2,667,000
Trust preferred securities	—		(4,350)		—		(5,020)	(9,370)
Derivative instruments	—		—		(83,511	)(2)	—	(83,511)
Total	$678,306	(3)	$(667,598	)(3)	$(7,633)		$(5,020)	$(1,945)

(1)

The $75.9 million total change in fair value of these financial instruments is included as change in fair value of trust assets, excluding REO and derivatives, in the accompanying statement of cash flows for the six months ended June 30, 2008.

(2)

Included in this amount is $(12.1) million in non-cash changes in the fair value of derivative instruments, which are included in the accompanying statement of cash flows for the six months ended June 30, 2008, and $(71.4) million in cash settlements paid.

(3)	The totals include $(370.1) million and $344.9 million of accretion of interest income and expense, respectively.

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

	Six Months
	Ended June 30,
	2008	2007
Risk-free interest rate	1.88% to 2.13%	—
Expected lives (in years)	3.25	—
Expected volatility (1)	87.3% - 89.9%	—
Expected dividend yield (2)	0.00%	—
Grant date fair value of share options	$ 0.71 - 0.78	—

(1)                      Expected volatilities are based on the historical volatility of the Company’s stock over the expected option life.

(2)                      Expected dividend yield is zero because a dividend on the common stock is currently not probable over the expected life of the options granted during the six months ended June 30, 2008.

There were no stock options granted during the six months ended June 30, 2007.

The following table summarizes activity, pricing and other information for the Company’s stock options for the six-month period ended June 30, 2008:

		Weighted-
		Average
	Number of	Exercise
	Shares	Price ($)
Options outstanding at January 1, 2008	5,939,914	$9.75
Options granted	7,810,000	1.28
Options exercised	—	—
Options forfeited / cancelled	(1,131,164)	4.69
Options outstanding at June 30, 2008	12,618,750	$4.91
Options exercisable at June 30, 2008	2,661,559	$12.94

As of June 30, 2008, there was approximately $5.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of 1.2 years.

Note D—Reconciliation of Earnings Per Share

The following table presents the computation of basic and diluted net earnings per share including the dilutive effect of stock options and cumulative redeemable preferred stock outstanding for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Numerator for basic earnings per share:
Net loss from continuing operations	$(16,439)	$(93,525)	$(20,942)	$(147,657)
Net (loss) earnings from discontinued operations	(11,048)	(59,022)	(10,360)	(126,558)
Less: Cash dividends on cumulative redeemable preferred stock	(3,722)	(3,722)	(7,443)	(7,443)
Net loss available to common stockholders	$(31,209)	$(156,269)	$(38,745)	$(281,658)
Denominator for basic earnings per share:
Basic weighted average number of common shares outstanding during the period	76,096	76,081	76,096	76,081
Denominator for diluted earnings per share:
Diluted weighted average number of common shares outstanding during the period	76,096	76,081	76,096	76,081
Net effect of dilutive stock options	—	—	—	—
Diluted weighted average common shares	76,096	76,081	76,096	76,081

Net loss per common share - Basic:
Loss from continuing operations	$(0.26)	$(1.28)	$(0.37)	$(2.04)
Loss from discontinued operations	(0.15)	(0.78)	(0.14)	(1.66)
Net loss per share	$(0.41)	$(2.05)	$(0.51)	$(3.70)

Net loss per common share - Diluted:
Loss from continuing operations	$(0.26)	$(1.28)	$(0.37)	$(2.04)
Loss from discontinued operations	(0.15)	(0.78)	(0.14)	(1.66)
Net loss per share	$(0.41)	$(2.05)	$(0.51)	$(3.70)

For the three and six month periods ended June 30, 2008, stock options to purchase 12.6 million shares were outstanding but not included in the above weighted average calculations because they were anti-dilutive.

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

Note E—Segment Reporting

The Company has two reporting segments, the continuing operations and discontinued operations.  The following tables present the selected financial data and operating results by reporting segments for the periods indicated:

	Continuing	Discontinued
	Operations	Operations	Consolidated
Balance Sheet Items as of June 30, 2008:
Securitized mortgage collateral	$11,055,382	$—	$11,055,382
Loans held-for-sale	1,785	165,635	167,420
Total assets	11,760,223	203,320	11,963,543
Total liabilities	11,685,701	253,334	11,939,035
Total stockholders’ equity (deficit)	$74,522	$(50,014)	$24,508

Balance Sheet Items as of December 31, 2007:
Securitized mortgage collateral	$16,532,633	$—	$16,532,633
Loans held-for-sale	1,684	279,659	281,343
Finance receivables	336	12,458	12,794
Total assets	17,037,822	353,250	17,391,072
Total liabilities	18,063,459	405,341	18,468,800
Total stockholders’ deficit	$(1,025,637)	$(52,091)	$(1,077,728)

	Continuing	Discontinued
	Operations	Operations	Consolidated
Statement of Operations Items for the three months ended June 30, 2008:
Net interest income	$4,256	$1,543	$5,799
Change in fair value of derivatives, net	—	258	258
Change in fair value of net trust assets	(11,161)	—	(11,161)
Other non-interest income (expense)	413	(8,612)	(8,199)
Non-interest expense and income taxes	(9,947)	(4,237)	(14,184)
Net loss	$(16,439)	$(11,048)	$(27,487)

Statement of Operations Items for the six months ended June 30, 2008:
Net interest income	$11,605	$3,213	$14,818
Change in fair value of derivatives, net	—	112	112
Change in fair value of net trust assets	(7,633)	—	(7,633)
Other non-interest income (expense)	(2,124)	867	(1,257)
Non-interest expense and income taxes	(22,790)	(14,552)	(37,342)
Net loss	$(20,942)	$(10,360)	$(31,302)

	Continuing	Discontinued
	Operations	Operations	Consolidated
Statement of Operations Items for the three months ended June 30, 2007:
Net interest income	$7,874	$5,109	$12,983
Provision for loan losses	(161,163)	(1,818)	(162,981)
Change in fair value of derivatives, net	91,670	3,870	95,540
Other non-interest income (expense)	(20,866)	(38,159)	(59,025)
Non-interest expense and income taxes	(11,040)	(28,024)	(39,064)
Net loss	$(93,525)	$(59,022)	$(152,547)

Statement of Operations Items for the six months ended June 30, 2007:
Net interest income	$15,817	$10,622	$26,439
Provision for loan losses	(190,295)	(2,061)	(192,356)
Change in fair value of derivatives, net	73,672	567	74,239
Other non-interest income (expense)	(25,471)	(82,814)	(108,285)
Non-interest expense and income taxes	(21,380)	(52,872)	(74,252)
Net loss	$(147,657)	$(126,558)	$(274,215)

Note G—Other Assets

Other assets for the periods indicated consisted of the following:

	At June 30,	At December 31,
	2008	2007
Deferred charge	$28,684	$37,412
Other receivables	4,618	—
Premises and equipment	2,947	3,904
Real estate owned outside trust	2,269	4,571
Prepaid expenses	2,423	3,505
Investment in capital trusts	2,271	2,394
Mortgage sevicing rights	1,677	2,083
Other assets	3,795	3,325
	$48,684	$57,194

Note H—Real Estate Owned (REO)

Real estate owned, which consists of residential real estate acquired in satisfaction of loans, is carried at the net realizeable value less estimated selling and holding costs, offset by expected mortgage insurance proceeds to be received. Historically, adjustments to the loan carrying value required at the time of foreclosure are charged off against the allowance for loan losses. Historically, the Company would writedown REO for changes in the value of the real estate due to declining home prices during the holding period and recognize that amount as a provision for REO losses.  The gains and losses related to REO are included in the cash flows of the securitized mortgage collateral.  Losses or gains from the ultimate disposition of real estate owned are recorded as gain (loss) on sale of other real estate owned in the consolidated statements of operations. REO is recorded at its estimated net realizable value at June 30, 2008 and December 31, 2007.

Activity for the Company’s REO consisted of the following:

	Six Months Ended	Year Ended
	June 30, 2008	December 31, 2007
Beginning balance	$405,434	$137,331
Foreclosures	388,907	487,314
Liquidations	(170,639)	(219,211)
REO	$623,702	$405,434

REO inside trusts	$621,433	$400,863
REO outside trust (1)	2,269	4,571
REO	$623,702	$405,434

(1)          Amount represents REO related to a former on-balance sheet securitization, which was collapsed as the result of the Company exercising its clean-up call option.  This REO is included in other assets within continuing operations.

Note I— Securitized Mortgage Borrowings

The following is selected information on securitized mortgage borrowings for the periods indicated (dollars in millions):

				Range of Percentages:
					Interest Rate	Interest Rate
	Original	Securitized mortgage borrowings			Margins over	Margins after
	Issuance	outstanding as of		Fixed Interest	One-Month	Adjustment
Year of Issuance	Amount	June 30, 2008	December 31, 2007	Rates	LIBOR (1)	Date (2)
2002	$3,876.1	$38.9	$42.1	5.25 - 12.00	0.27 - 2.75	0.54 - 3.68
2003	5,966.1	363.5	409.4	4.34 - 12.75	0.27 - 3.00	0.54 - 4.50
2004	17,710.7	2,430.8	2,751.8	3.58 - 5.56	0.25 - 2.50	0.50 - 3.75
2005	13,387.7	5,380.6	5,961.6	—	0.24 - 2.90	0.48 - 4.35
2006	5,971.4	4,761.7	5,015.7	6.25	0.10 - 2.75	0.20 - 4.125
2007	3,860.5	3,480.2	3,619.9	—	0.06 - 2.00	0.12 - 3.00
Subtotal securitized mortgage borrowings		16,455.7	17,800.5
Accrued interest expense		—	17.1
Unamortized securitization costs		—	(37.5)
Fair value adjustment		(4,958.6)	—
Total securitized mortgage borrowings		$11,497.1	$17,780.1

(1)          One-month London Interbank Offered Rate (LIBOR) was 2.46 percent as of June 30, 2008.

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

Note J— Repurchase Liabilities (Discontinued Operations)

Reverse Repurchase Facilities

The Company’s reverse repurchase agreements, included in discontinued operations, are secured by the Company’s loans held-for-sale, restricted cash and certain REOs.  The following table presents the outstanding balance of the Company’s reverse repurchase facilities as of the dates indicated:

	Discontinued Operations
	as of June 30,	as of December 31,
	2008	2007
Reverse repurchase line (1)	$220,225	$318,669
Warehouse line (2)	—	18,021
Total	$220,225	$336,690

(1)

This line, which is guaranteed by IMH, is no longer funding loans and was in technical default of several covenants, including warehouse borrowing reduction, delivery of financial statements and financial covenants. As described in Note L, the Company has entered into an agreement to restructure this line.

(2)	This line was paid off in full in May 2008.

Repurchase Reserve

When the Company sells loans through loan sales it is required to make normal and customary representations and warranties about the loans to the purchaser. The Company’s whole loan sale agreements generally require it to repurchase loans if the Company breaches a representation or warranty given to the loan purchaser. In addition, the Company may be required to repurchase loans as a result of borrower fraud or if a payment default occurs on a mortgage loan shortly after its sale.  During the second quarter of 2008, the Company sold $7.9 million of loans as compared to $68.1 million in the first quarter of 2008.  During the second quarter of 2008, we negotiated the settlement of $4 million in repurchase claims.  As of June 30, 2008 and December 31, 2007, the Company had a liability for losses on loans sold with representations and warranties totaling $12.9 million and $25.7 million, respectively, included in liabilities from discontinued operations.

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

The following table presents the discontinued operations’ condensed balance sheets at June 30, 2008 and December 31, 2007:

	Discontinued Operations
	as of June 30,	as of December 31,
	2008	2007
Balance Sheet Items:
Loans held-for-sale	$165,635	$279,659
Finance receivables	—	12,458
Total assets	203,320	353,250
Total liabilities	253,334	405,341
Total stockholders’ deficit	$(50,014)	$(52,091)

Included in total liabilities at June 30, 2008 and December 31, 2007 is a lease liability of $9.6 million and $10.9 million, respectively, which is guaranteed by IMH, related to office space that was previously occupied by the discontinued operations and is no longer being used by the Company. Loans held-for-sale includes a $107.8 million and $118.4 million fair value adjustment at June 30, 2008 and December 31, 2008, respectively.

The following tables present discontinued operations condensed statement of operations for the three and six month periods ended June 30, 2008 and 2007;

	Discontinued Operations
	For the Three Months Ended June 30,
	2008	2007
Income Statement Items:
Net interest income	$1,543	$5,109
Provision for loan losses	—	(1,818)
Change in fair value of derivative instruments	258	3,870
Other non-interest (expense) income	(8,612)	(38,159)
Non-interest expense and income taxes	(4,237)	(28,024)
Net loss	$(11,048)	$(59,022)

	Discontinued Operations
	For the Six Months Ended June 30,
	2008	2007
Income Statement Items:
Net interest income	$3,213	$10,622
Provision for loan losses	—	(2,061)
Change in fair value of derivative instruments	112	567
Other non-interest income (expense)	867	(82,814)
Non-interest expense and income taxes	(14,552)	(52,872)
Net loss	$(10,360)	$(126,558)

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

In September 2008, the Company entered into an agreement to restructure its reverse repurchase line with its remaining lender.  The balance of this line was $220.2 million at June 30, 2008.  The agreement removes all technical defaults from financial covenant noncompliance and any associated margin calls for the term of the agreement.  The agreement calls for certain targets including a reduction the borrowings balance to $100 million in 18 months with an advance rate of no more than 65 percent of the unpaid principal balance and $50 million in 24 months with an advance rate of no more than 55 percent of the unpaid principal balance.  By meeting these targets, the agreement term can extend to 30 months.  The agreement also calls for monthly principal paydowns of $750,000 for one month and $1.5 million thereafter until the earlier of the Company raising capital or the end of the agreement term.  If the Company is successful in raising capital, approximately 10% of the gross proceeds will be required to be paid as an additional principal paydown and the monthly principal paydown is reduced to $750,000.  The interest rate is LIBOR plus 325 basis points, and all cash collected from the securing mortgage loans is required to be paid to the lender.  Accomplishing the restructuring of this reverse repurchase line allows the Company to manage the remaining loans on the line for the eventual collection, refinance, sale or securitization without the risk of receiving margin calls.

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

We earn advisory fees from a real estate marketing company specializing in the marketing and disposition of foreclosed properties.  During the three and six months ended June 30, 2008, we earned $4.7 million and $8.5 million, respectively, from this relationship.  The amount of real estate advisory fees we receive from this relationship are based on numerous factors, including real estate market conditions, the level of foreclosure activity, the ability of the marketing company to attract new business, and the Company retaining our CEO and avoiding liquidation.  The agreement terminates in 2010 with the Company having an option to extend the agreement for an additional three years.

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

At June 30, 2008, the Company had $24.5 million in stockholders’ equity.  After reducing total stockholders’ equity by the $161.8 million in preferred stock liquidation value, our common equity deficit was $(137.3) million or $(1.80) per share.

To understand the financial position of the Company better, we believe it is important to understand the composition of the Company’s stockholders’ equity (deficit) and to which segment of the business it relates.  At June 30, 2008, the equity (deficit) within our continuing and discontinued operations was comprised of the following significant assets and liabilities:

	Condensed Components of Stockholders’ Equity (Deficit) by Segment
	As of June 30, 2008
	Continuing	Discontinued
	Operations	Operations	Total
Cash	$25,971	$159	$26,130
Residual interests in securitizations (1)	41,796	—	41,796
Mortgage servicing rights (1)	11,737	—	11,737
Advisory fees receivable	4,618	—	4,618
Trust preferred securities ($99,244 par)	(46,266)	—	(46,266)
Repurchase liabilities (2)	—	(55,245)	(55,245)
Lease liability (3)	—	(9,559)	(9,559)
Deferred charge	28,684	—	28,684
Net other assets	7,982	14,631	22,613
Stockholders’ equity (deficit)	$74,522	$(50,014)	$24,508

(1)          Included in mortgage servicing rights is $10.1 million in master servicing rights, included in securitized mortgage collateral, associated with our consolidated securitizations.

(2)          Balance includes the net amount owed to our lender, which is guaranteed by IMH, and the repurchase reserve.

(3)          Guaranteed by IMH.

Continuing operations

We currently have three primary sources of cash earnings:

•                  cash flows from the long-term mortgage portfolio;

•                  master servicing fees from the long-term mortgage portfolio; and

•                  real estate advisory fees

Since our consolidated and unconsolidated securitization trusts are non-recourse, we have netted trust assets and liabilities to more simply present the Company’s interest in these trusts, which are considered our residual interests in securitizations.  We receive cash flows from our residual interests in securitizations to the extent they are available after required distributions to bondholders and maintaining overcollateralization levels within the trusts.  The estimated fair value of the residual interests, represented by the difference in the fair value of trust assets (excluding the $10.1 in master servicing rights included in the basis of securitized mortgage collateral) and trust liabilities, was $41.8 million at June 30, 2008.

The Company acts as the master servicer for mortgages included in our CMO and REMIC securitizations.  The master servicing fees we earn are generally 0.03 percent per annum on the declining principal balances of these mortgages plus interest income on cash held until remitted to investors.  Master servicing rights retained in connection with consolidated securitizations are included in securitized mortgage collateral in the Company’s consolidated balance sheet.  Master servicing rights retained in connection with unconsolidated securitizations are included in other assets.  The carrying amount of master servicing rights was $11.7 million at June 30, 2008, including $10.1 million included in securitized mortgage collateral.

We earn advisory fees and expect to receive significant cash flows from a real estate marketing company specializing in the marketing and disposition of foreclosed properties.  During the three and six months ended June 30, 2008, we earned $4.7 million and $8.5 million, respectively, from this relationship.  Real estate advisory fees from this relationship are based on numerous factors, including real estate market conditions, the level of foreclosure activity, the ability of this company to attract new business, retention of our CEO and avoiding liquidation.  The agreement terminates in 2010 with the Company having an option to extend the agreement for an additional three years.

For the three months ended June 30, 2008 and 2007, we paid $2.0 million and $3.7 million in interest on trust preferred securities and preferred stock dividends, respectively.  For the six months ended June 30, 2008 and 2007, we paid $4.0 million and $7.4 million in interest on trust preferred securities and preferred stock dividends, respectively.  As of the filing date of this report, the Company is current on all dividend payments.

At June 30, 2008, we had deferred charges of $28.7 million representing the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH in prior years.  Net other assets include $2.9 million in premises and equipment, $2.3 million in investment in capital trusts and $2.4 million in prepaid expenses.

At June 30, 2008, cash within our continuing operations decreased to $26.0 million from $32.9 million at March 31, 2008.  The decrease during the quarter is primarily related to cash flows from our residual interests in securitizations have started to decline as a result of increased credit losses and increases in interest rates.

Discontinued operations

The Company’s most significant liabilities at June 30, 2008 relate to its repurchase liabilities and a lease liability within discontinued operations.

The repurchase liabilities consist of a repurchase reserve and the net amount owed to our lenders which is collateralized by loans held-for-sale, restricted cash balances and certain real estate owned and other assets.  During the quarter ended June 30, 2008, our $7.5 million warehouse line was fully paid off.  The balance of our reverse repurchase line was approximately $220.2 million at June 30, 2008.  We are currently distributing all principal and interest received from the collateral securing the reverse repurchase line to the lender.  As described above, in September 2008, the Company entered into an agreement to restructure this line.

We were required to make normal and customary representations and warranties about the loans we had previously sold to investors. Our whole loan sale agreements generally required us to repurchase loans if we breached a representation or warranty given to the loan purchaser. In addition, we also could be required to repurchase loans as a result of borrower fraud or if a payment default occurs on a mortgage loan shortly after its sale.  During the quarter, the repurchase liability increased $0.5 million to $12.9 million.  Determination of the repurchase liability is an estimate of losses from expected repurchases, and is based, in part, on the recent settlement of claims.

In connection with the discontinuation of our non-conforming mortgage, retail mortgage, warehouse lending and commercial operations, a significant amount of office space that was previously occupied is no longer being used by the Company.  At June 30, 2008, the Company had a liability of $9.6 million, representing the present value of the minimum lease payments over the remaining life of the lease, offset by the expected proceeds from sublet revenue related to this office space.

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

 Normal market trading activity through the second quarter of 2008 was unusually light as uncertainty related to future loss estimates and the lack of liquidity made it difficult for willing buyers and sellers to agree on prices. This condition was particularly acute with respect to securities backed by Alt-A loans where market participants were setting price levels based on widely varied opinions about future loan performance and loan loss severity. While the early credit performance for these securities has been clearly far worse than initial expectations, the ultimate level of realized losses will largely be influenced by events that will likely unfold over the next several years, including the severity of housing price declines and the overall strength of the economy.

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

In addition to the inability of the Company to sell loans, the Company’s investment in securitized non-conforming loans has deteriorated in value primarily from estimated losses. As a result of continued deterioration in the real estate market through June 30, 2008, the Company increased its loan loss estimates primarily due to increased delinquencies in its long-term investment portfolio and increased loss severities related to the sale and liquidation of real estate owned properties.  The decline in single-family home prices can be seen in the chart below.

As depicted in the chart above, average home prices peaked in 2006 at 226.29 and continued their dramatic decline through June 2008.  The Standard & Poor’s/Case-Shiller 10-City Composite Home Price Index (the Index) for June 2008 was 180.38 (with the base of 100.00 for January 2000) and hasn’t been this low since June 2004 when the Index was 179.45.  Beginning in the third quarter of 2007, the Company believes there is a correlation between the borrowers’ perceived equity in their homes and defaults.  The original loan-to-value (defined as loan amount as a percentage of collateral value, “LTV”) and original combined loan-to-value (defined as first lien plus total subordinate liens to collateral value, “CLTV”) ratios of single-family mortgage remaining in the Company’s securitized mortgage collateral as of June 30, 2008 was 73 percent and 84 percent, respectively.  The LTV and CLTV ratios may have increased from origination date as a result of the deterioration of the real estate market.  We believe that home prices that have declined below the borrower’s original purchase price have a higher risk of default within our portfolio. Based on the Index, home prices have declined 20 percent through June 2008. Further, we believe the home prices in California and Florida, the states with the highest concentration of our mortgages, have declined even further than the Index.  As a result, we have dramatically increased our loan loss estimates, which are a primary assumption used in the valuation of securitized mortgage collateral and borrowings.

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

Recurring basis

Investment Securities Available-for-Sale. Pursuant to the Company’s adoption of SFAS 159, the Company elected to carry all of its investment securities available-for-sale at fair value.  These investment securities are recorded at fair value and consist primarily of non-investment grade mortgage-backed securities.  The fair value of the investment securities are measured based upon our expectation of inputs that other market participants would use.  Such assumptions include our judgments about the underlying collateral, prepayment speeds, credit losses, and certain other factors.  Given the market disruption and lack of observable market data as of June 30, 2008, the fair value of the investment securities available-for-sale were measured using significant internal expectations of market participants’ assumptions. At June 30, 2008, investment securities available-for-sale were classified as Level 3 fair value measurements.

Securitized Mortgage Collateral – Pursuant to the Company’s adoption of SFAS 159, the Company elected to carry all of its securitized mortgage collateral at fair value.  These assets consist primarily of Alt-A mortgage loans securitized between 2002 and 2007.  Fair value measurements are based on the Company’s estimated cash flow models, which incorporate assumptions, inputs of other market participants and quoted prices for the underlying bonds.  The Company’s assumptions include our expectations of inputs that other market participants would use. These assumptions include our judgments about the underlying collateral, prepayment speeds, credit losses, and certain other factors.  At June 30, 2008, securitized mortgage collateral was classified as Level 2 or Level 3 measurements depending on the observability of significant inputs to the model.

Securitized Mortgage Borrowings - Pursuant to the Company’s adoption of SFAS 159, the Company elected to carry all of its securitized mortgage borrowings at fair value.  These borrowings consist of individual tranches of bonds issued by securitization trusts and are primarily backed by Alt-A mortgage loans.  Fair value measurements include our judgments about the underlying collateral assumptions such as prepayment speeds, credit losses, and certain other factors and are based upon quoted prices for the individual tranches of bonds, if available.  At June 30, 2008, securitized mortgage borrowings were classified as Level 2 or Level 3 measurements depending on the observability of significant inputs to the model.

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

At June 30, 2008 trust preferred securities were classified as Level 3 measurements.

Derivative Assets and Liabilities. For non-exchange traded contracts, fair value is based on the amounts that would be required to settle the positions with the related counterparties as of the valuation date.   Valuations of derivative assets and liabilities reflect the value of the instruments including the values associated with counterparty risk. With the issuance of SFAS 157, these values must also take into account the Company’s own credit standing, to the extent applicable, thus included in the valuation of the derivative instrument is the value of the net credit differential between the counterparties to the derivative contract.  At June 30, 2008, derivative assets and liabilities were classified as Level 2 measurements.

Non-recurring basis

The Company is required to measure certain assets at fair value from time-to-time.  These fair value measurements typically result from the application of specific accounting pronouncements under GAAP.  The fair value measurements are considered non-recurring fair value measurements under SFAS 157.

Loans Held-for-Sale - Loans held-for-sale for which the fair value option was not elected are carried at lower of cost or market (LOCOM).  When available, such measurements are based upon what secondary markets offer for portfolios with similar characteristics, and are considered Level 2 measurements. If market pricing is not available, such measurements are significantly impacted by our expectations of other market participants’ assumptions, and are considered Level 3 measurements.  Loans held-for-sale, which are primarily included in assets of discontinued operations, are considered Level 3 measurements at June 30, 2008.

Mortgage Servicing Rights - Mortgage servicing rights (MSR), for which the fair value option was not elected are carried at LOCOM.  MSRs are not traded in an active market with observable prices.  The Company utilizes internal pricing processes to estimate the fair value of MSRs, which are based on assumptions the Company believes would be used by market participants.  MSRs, which are included in other assets, are considered Level 3 measurements at June 30, 2008.

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

Selected Financial Results for the Three Months Ended June 30, 2008

Continuing Operations

•      Net loss of $16.4 million compared to a net loss of $93.5 million for the second quarter of 2007.

•      Net interest income of $4.3 million for the second quarter of 2008 primarily from our long-term mortgage portfolio as compared to net interest income of $7.9 million for the second quarter of 2007.

•      Master servicing fees of $1.5 million for the second quarter of 2008 as compared to $1.7 million for the second quarter of 2007.

•      Real estate advisory fees of $4.7 million for the second quarter of 2008 as compared to zero for the second quarter of 2007.

Discontinued Operations

•      Net loss of $11.0 million compared to a net loss of $59.0 million for the second quarter of 2007.

•      Reverse repurchase agreements were $220.2 million compared to $336.7 million at December 31, 2007.

•      Loans held-for-sale were $165.6 million, including a fair value adjustment of $106.9 million at June 30, 2008 compared to loans held-for-sale of $189.8 million, including a $107.8 million fair value adjustment at March 31, 2008.  The decline in loans held-for-sale is primarily due to prepayments and loan sales.

Selected Financial Results for the Six Months Ended June 30, 2008

Continuing Operations

•      Net loss of $20.9 million compared to a net loss of $147.7 million for the first six months of 2007.

•      Net interest income of $11.6 million for the first six months of 2008 primarily from our long-term mortgage investment portfolio as compared to net interest income of $15.8 million for the first six months of 2007.

•      Master servicing fees of $2.9 million for the first six months of 2008 as compared to $3.2 million for the first six months of 2007.

•      Real estate advisory fees of $8.5 million for the first six months of 2008 as compared to zero for the first six months of 2007.

Discontinued Operations

•      Net loss of $10.4 million compared to a net loss of $126.6 million for the first six months of 2007.

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

Financial Condition and Results of Operations

Financial Condition

Condensed Balance Sheet Data

	June 30,	December 31,	Increase	%
	2008	2007	(Decrease)	Change
Securitized mortgage collateral	$11,055,382	$16,532,633	$(5,477,251)	(33)%
Assets of discontinued operations	203,320	353,250	(149,930)	(42)
Derivative assets	109	7,497	(7,388)	(99)
Real estate owned (REO)	621,433	400,863	220,570	55
Other assets	83,299	96,829	(13,530)	(14)
Total assets	$11,963,543	$17,391,072	$(5,427,529)	(31)%

Securitized mortgage borrowings	$11,497,132	$17,780,060	$(6,282,928)	(35)%
Liabilities of discontinued operations	253,334	405,341	(152,007)	(38)
Other liabilities	188,569	283,399	(94,830)	(33)
Total liabilities	11,939,035	18,468,800	(6,529,765)	(35)
Total stockholders’ equity (deficit)	24,508	(1,077,728)	1,102,236	102
Total liabilities and stockholders’ equity	$11,963,543	$17,391,072	$(5,427,529)	(31)%

Total assets and liabilities were $12.0 billion and $11.9 billion as of June 30, 2008 as compared to $17.4 billion and $18.5 billion as of December 31, 2007, respectively.  The decreases in total assets and liabilities were primarily the result of the Company electing to adopt SFAS 159 for a significant portion of the Company’s financial instruments.  The adoption of SFAS 159 resulted in the reduction of the carrying basis of certain financial instruments (securitized mortgage collateral and borrowings and trust preferred securities) to fair value at January 1, 2008.  Future changes in the fair value of these and other financial instruments will be recognized in earnings.  Upon adoption, securitized mortgage collateral and securitized mortgage borrowings were reduced by $0.8 billion and $1.9 billion, respectively.  During the first six months, the net change in the fair value of securitized mortgage collateral and securitized mortgage borrowings included in earnings was $(3.2) billion and $3.3 billion, respectively.

Our residual interests in securitizations are segregated between our single-family (SF) residential and multi-family (MF) residential portfolios and are represented by the difference between trust assets (including investment securities available-for-sale and excluding the $10.1 million in master servicing rights included within the basis of securitized mortgage collateral) and trust liabilities.  Future prepayment estimates for single-family and multi-family loans range from 16 percent and 28 percent for the 2002-2003 vintage years, respectively, and 11 percent and 14 percent for the 2007 vintage year, respectively.  The decline in the fair value of residual interest in securitizations is primarily due to an increase in interest rates.  The following table presents the estimated fair value of our residual interests and related assumptions used to derive these values at June 30, 2008:

				Fair Value Measurement Assumptions
	Residual Interests by Vintage Year			Lifetime Loss Estimate		SF Discount
	SF	MF	Total	SF	MF	Rate (1)
2002-2003 (2)	$12,743	$9,056	$21,799	1%	1%	30%
2004	2,787	6,556	9,343	2%	1%	40%
2005	508	650	1,158	6%	1%	50%
2006 (3)	1,112	8,384	9,496	16%	5%	50%
2007	—	—	—	22%	7%	50%
Total	$17,150	$24,646	$41,796

(1)   The discount rate for all multi-family residual interests is 20 percent at June 30, 2008.

(2)   2002-2003 vintage year includes CMO 2007-A, due to performance, which uses a 40 percent discount rate and was securitized in 2007 from collapsed securitizations which were originally securitized in 2002, 2003 and 2004.

(3)   2006 vintage year includes ISAC 2005-2, due to performance, and the fact that it was a REMIC like all other 2006 securitizations.

The following table presents selected financial data as of the dates indicated:

	As of and Year-to-Date Ended,
	June 30,	December 31,	June 30,
	2008	2007	2007
Prior 12-month (CPR) - Single-family	16%	25%	35%
Prior 12-month (CPR) - Multi-family	10%	9%	7%
Total non-performing loans	$2,542,034	$2,131,537	$1,261,818
Total non-performing loans to total loans	15.0%	11.7%	6.5%
Total non-performing assets	$3,167,904	$2,543,775	$1,614,753
Total non-performing assets to total assets	26.5%	14.6%	7.2%

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

As of June 30, 2008, the original weighted average credit score of single-family and multi-family securitized mortgage collateral was 700 and 732, an original weighted average LTV ratio of 73 and 66 percent and an original CLTV of 84 percent and 66 percent, respectively.  The LTV and CLTV ratios may have increased from origination date as a result of the deterioration of the real estate market.

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

We monitor our servicers to attempt to ensure that they perform loss mitigation, foreclosure and collection functions according to their servicing practices and each securitization trust’s pooling and servicing agreement. We have met with the management of our servicers to assess our borrowers’ current ability to pay their mortgages and to make arrangements with selected delinquent borrowers which will result in the best interest of the borrower and the Company, in an effort to minimize the number of mortgages which become seriously delinquent. When resolving delinquent mortgages, servicers are required to take timely action. The servicer is required to determine payment collection under various circumstances, which will result in the maximum financial benefit. This is accomplished by either working with the borrower to bring the mortgage current or by foreclosing and liquidating the property. When a borrower fails to make required payments on a mortgage and does not cure the delinquency within 60 days, we generally record a notice of default and commence foreclosure proceedings, or arrange alternative terms of forbearance. If the mortgage is not reinstated within the time permitted by law for reinstatement, the property may then be sold at a foreclosure sale. At foreclosure sale, the trusts consolidated on our balance sheet generally acquire title to the property.

We use the Mortgage Bankers Association (MBA) method to define delinquency as a contractually required payment being 30 days or more past due.  We measure delinquencies from the date of the last payment due date in which a payment was received.  Delinquencies for loans 60 days late or greater, foreclosures and delinquent bankruptcies were $2,969.1 million or 17.5 percent as of June 30, 2008.

The following table summarizes non-performing loans that we own, including securitized mortgage collateral, loans held for long-term investment and loans held-for-sale for continuing and discontinued operations combined, that were 60 or more days delinquent (utilizing the MBA method) for the periods indicated:

	At June 30,		At December 31,
	2008	%	2007	%
Loans held-for-sale (1)
60 - 89 days delinquent	$11,483	0.5%	$45,121	2%
90 or more days delinquent	59,038	2%	51,294	2%
Foreclosures	10,195	0.5%	23,936	1%
Total delinquent loans held-for-sale	80,716	3%	120,351	5%

Securitized mortgage collateral
60 - 89 days delinquent	$415,549	14%	$490,946	18%
90 or more days delinquent	706,692	24%	773,816	29%
Foreclosures (2)	1,555,217	52%	1,093,385	41%
Delinquent bankruptcies (3)	210,892	7%	189,106	7%
Total delinquent long-term mortgage portfolio	2,888,350	97%	2,547,253	95%
Total delinquent loans	$2,969,066	100%	$2,667,604	100%
Total loans	$16,926,026		$18,252,197

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

The following table summarizes securitized mortgage collateral, loans held-for-investment, loans held-for-sale and real estate owned, that were non-performing for continuing and discontinued operations combined for the periods indicated:

	At June 30,		At December 31,
	2008	%	2007	%
90 or more days delinquent, foreclosures and delinquent bankruptcies	$2,542,034	80%	$2,131,537	84%
Real estate owned	625,870	20%	412,238	16%
Total non-performing assets	$3,167,904	100%	$2,543,775	100%

Non-performing assets consist of mortgages that are 90 days or more delinquent, including loans in foreclosure and delinquent bankruptcies. It is our policy to place a mortgage on non-accrual status when it becomes 90 days delinquent and to reverse from revenue any accrued interest, except for interest income on securitized mortgage collateral when the scheduled payment is received from the servicer.  As of June 30, 2008, non-performing assets as a percentage of the outstanding principal balance of securitized mortgage assets was 26.5 percent compared to 14.6 percent as of December 31, 2007.

Real estate owned, which consists of residential real estate acquired in satisfaction of loans, is carried at the lower of cost or net realizable value less estimated selling costs. Historically, adjustments to the loan carrying value required at the time of foreclosure were charged against the allowance for loan losses. With the adoption of FAS 159, the Company no longer maintains an allowance for loan losses and adjustments to the carrying value of REO at the time of foreclosure are included in the change in the fair value of net trust assets.  Changes in the Company’s estimates of net realizable value subsequent to the time of foreclosure and through the time of ultimate disposition are recorded as gains or losses from real estate owned in the consolidated statement of operations.  Real estate owned at June 30, 2008 was $213.6 million, or 51.8 percent higher than at December 31, 2007 as a result of an increase in foreclosures from higher delinquencies and deterioration in the prevailing real estate market and, in part, due to borrowers’ inability to obtain replacement financing in conjunction with rising borrowing costs due to resets, reduced housing demand in the marketplace and lower housing prices.

We realized a gain on sale of real estate owned in the amount $1.8 million and $5.2 million for the three and six months ended June 30, 2008, respectively, as compared to a loss of $1.1 million for the three and six months ended June 30, 2007.  Additionally, for the three and six months ended June 30, 2008, the Company recorded an unrealized loss on the net realizable value of the REO in the amount of $6.6 million and $14.3 million, respectively, which reflects the decline in value of the REO from the foreclosure date.

The following table presents the balances and related activity of the real estate owned for continuing operations:

	Six Months Ended	Year Ended
	June 30, 2008	December 31, 2007
Beginning balance	$405,434	$137,331
Foreclosures	388,907	487,314
Liquidations	(170,639)	(219,211)
REO	$623,702	$405,434

REO inside trusts	$621,433	$400,863
REO outside trust (1)	2,269	4,571
REO	$623,702	$405,434

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

Interest Rate Risk. Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

Prepayment Risk. The Company uses prepayment penalties as a method of partially mitigating prepayment risk for those borrowers that have the ability to refinance.  Mortgage industry evidence suggests that changes in home appreciation rates and lower payment option mortgage products over the last three years had been a significant factor affecting borrowers refinancing decisions. As mortgage rates increase and housing prices decline, borrowers will find it more difficult to refinance to obtain cheaper financing. If borrowers are unable to pay their mortgage payments at the adjusted rate, delinquencies may increase. The three-month average combined constant prepayment rate (CPR) of single-family and multi-family loans held as securitized mortgage collateral decreased to 11 percent at June 30, 2008 from 17 percent as of December 31, 2007.

As of June 30, 2008, the twelve-month combined CPR of single-family and multi-family loans held as securitized mortgage collateral was 15 percent as compared to a 24 percent twelve-month average CPR as of December 31, 2007. Prepayment penalties are charged to borrowers for mortgages that are paid early and recorded as interest income.

Results of Operations

For the Three and Six Months Ended June 30, 2008 compared to the Three and Six Months Ended June 30, 2007

Condensed Statements of Operations Data

	For the Three Months Ended June 30,
			Increase	%
	2008	2007	(Decrease)	Change
Interest income	$407,855	$316,443	$91,412	29%
Interest expense	403,599	308,569	95,030	31
Net interest income (expense)	4,256	7,874	(3,618)	(46)
Provision for loan losses	—	161,163	(161,163)	n/a
Net interest income (expense) after provision for loan losses	4,256	(153,289)	157,545	103
Total non-interest income	(10,748)	70,804	(81,552)	(115)
Total non-interest expense	7,745	6,071	1,674	28
Income tax expense (benefit)	2,202	4,969	(2,767)	(56)
Net (loss) earnings from continuing operations	(16,439)	(93,525)	77,086	82
Loss from discontinued operations, net	(11,048)	(59,022)	47,974	81
Net loss	$(27,487)	$(152,547)	$125,060	82%

Net loss per share - diluted	$(0.41)	$(2.05)	$1.64	80%
Dividends declared per common share	$—	$—	$—	n/a %

	For the Six Months Ended June 30,
			Increase	%
	2008	2007	(Decrease)	Change
Interest income	$679,811	$621,191	$58,620	9%
Interest expense	668,206	605,374	62,832	10
Net interest income (expense)	11,605	15,817	(4,212)	(27)
Provision for loan losses	—	190,295	(190,295)	n/a
Net interest income (expense) after provision for loan losses	11,605	(174,478)	186,083	107
Total non-interest income	(9,757)	48,201	(57,958)	(120)
Total non-interest expense	14,062	12,424	1,638	13
Income tax expense (benefit)	8,728	8,956	(228)	(3)
Net (loss) earnings from continuing operations	(20,942)	(147,657)	126,715	86
Loss from discontinued operations, net	(10,360)	(126,558)	116,198	92
Net loss	$(31,302)	$(274,215)	$242,913	89%

Net loss per share - diluted	$(0.51)	$(3.70)	$3.19	86%
Dividends declared per common share	$—	$0.10	$(0.10)	n/a %

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

The following table summarizes average balance, interest and weighted average yield on mortgage assets and borrowings on mortgage assets, included within continuing and discontinued operations, for the periods indicated:

	For the Three Months Ended June 30,
	2008			2007
	Average		(8)	Average		(8)
	Balance	Interest	Yield	Balance	Interest	Yield
MORTGAGE ASSETS
Subordinated securities collateralized by mortgages	$10,333	$687	26.59%	$29,094	$1,711	23.52%
Securitized mortgage collateral (1)	11,344,758	406,988	14.35%	21,184,780	319,051	6.02%
Loans held-for-investment and held-for-sale (2)	183,459	3,193	6.96%	866,517	10,967	5.06%
Finance receivables	—	—	0.00%	163,456	2,965	7.26%
Total mortgage assets\ interest income	$11,538,550	$410,868	14.24%	$22,243,847	$334,694	6.02%

BORROWINGS
Securitized mortgage borrowings	$11,645,457	$401,432	13.79%	$20,772,443	$304,551	5.86%
Reverse repurchase agreements	231,489	1,797	3.11%	1,134,264	17,236	6.08%
Total borrowings on mortgage assets\ interest expense	$11,876,946	$403,229	13.58%	$21,906,707	$321,787	5.88%

Net Interest Spread (3)		$7,639	0.66%		$12,907	0.14%
Net Interest Margin (4)			0.26%			0.23%

	For the Six Months Ended June 30,
	2008			2007
	Average		(8)	Average		(8)
	Balance	Interest	Yield	Balance	Interest	Yield
MORTGAGE ASSETS
Subordinated securities collateralized by mortgages	$12,738	$1,420	22.30%	$29,949	$3,308	22.09%
Securitized mortgage collateral (1)	13,383,352	676,886	10.12%	20,930,093	622,653	5.95%
Loans held-for-investment and held-for-sale (2)	198,135	7,448	7.52%	1,411,734	41,312	5.85%
Finance receivables	—	—	0.00%	217,859	8,192	7.52%
Total mortgage assets\ interest income	$13,594,225	$685,754	10.09%	$22,589,635	$675,465	5.98%

BORROWINGS
Securitized mortgage borrowings	$13,686,955	$663,248	9.69%	$20,479,422	$597,928	5.84%
Reverse repurchase agreements	258,649	5,159	3.99%	1,684,967	50,973	6.05%
Total borrowings on mortgage assets\ interest expense	$13,945,604	$668,407	9.59%	$22,164,389	$648,901	5.86%

Net Interest Spread (3)		$17,347	0.50%		$26,564	0.12%
Net Interest Margin (4)			0.39%			0.24%

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

Net interest income spread for the second quarter of 2008 decreased $5.3 million (41 percent) as compared to the second quarter of 2007.  The decrease in net interest income was primarily due to declines in outstanding balances offset by an increase in net interest spread.  During the quarter, the yield on mortgage assets changed by 8.22 percent to 14.24 percent from 6.02 percent for the comparable 2007 period. The yield on total borrowings changed by 7.70 percent to 13.58 percent for the quarter from 5.88 percent for the comparable period.  The increase in the securitized mortgage collateral and borrowing yields is primarily a result of the adoption of SFAS 159 and the related recognition of interest income and expense based on effective yields for the three months ended June 30, 2008, based on fair value, as compared to using effective interest rates using the historical basis in the loans in the prior period.  As the market’s expectation of future credit losses has increased, the market has demanded higher yields, as investors require a higher yield on these financial assets and liabilities.

Net interest income spread for the first six months of 2008 decreased $9.2 million (35 percent) as compared to the first six months of 2007.  The decrease in net interest income was primarily due to declines in outstanding balances offset by an increase in net interest spread.  During the first six months, the yield on mortgage assets changed by 4.11 percent to 10.09 percent from 5.98 percent for the comparable 2007 period. The yield on total borrowings changed by 3.73 percent to 9.59 percent for the first six months from 5.86 percent for the comparable period.  The increase in the securitized mortgage collateral and borrowing yields is primarily a result of the adoption of SFAS 159 and the related recognition of interest income and expense based on effective yields for the six months ended June 30, 2008, based on fair value, as compared to using effective interest rates using the historical basis in the loans in the prior period.  As the market’s expectation of future credit losses has increased, the market has demanded higher yields, as investors require a higher yield on these financial assets and liabilities.

Non-Interest Income

Changes in Non-Interest Income

	For the Three Months Ended June 30,
			Increase	%
	2008	2007	(Decrease)	Change
Change in fair value of derivative instruments	—	91,670	(91,670)	n/a	%
Change in fair value of net trust assets, excluding REO	(11,161)	—	(11,161)	n/a
Change in fair value of trust preferred securities	(997)	—	(997)	n/a
Losses from real estate owned	(4,830)	(19,328)	14,498	75
Real estate advisory fees	4,696	—	4,696	n/a
Other	1,544	(1,538)	3,082	200
Total non-interest income	$(10,748)	$70,804	$(81,552)	(115)%

Change in Fair Value of Derivative Instruments. The change in the fair value of derivative instruments decreased by $91.7 million during the second quarter of 2008 as compared to the second quarter of 2007, as the Company no longer recognizes the derivative fair value adjustments as a separate component of non-interest income.  As a result of the adoption of SFAS 159 the Company now recognizes changes in the fair value of derivative instruments as a component of the change in fair value of net trust assets.  The change in fair value of derivative instruments was a gain of $98.3 million during the second quarter of 2008.

Change in Fair Value of Net Trust Assets.  The Company recognized a $11.2 million loss from the change in fair value of net trust assets, which is comprised of a loss in the increase of fair value of securitized mortgage borrowings of $88.9 million, gain in the fair value of derivatives instruments of $98.3 million and losses on the reduction in fair value of securitized mortgage collateral and investment securities available-for-sale of $19.0 million, and $1.5 million, respectively.  The overall reduction in fair value of the securitized mortgage collateral and securitized mortgage borrowings is the result of a decrease in the fair value of derivative instruments, a decrease in London Interbank Offered Rate (LIBOR) reflected in the forward yield curve and a decrease in the market prices of our mortgage-backed securities.

Change in the Fair Value of Trust Preferred Securities.  During the second quarter of 2008 the Company recognized a loss in the amount of $1.0 million as a result of increase in the fair value of the trust preferred securities.

	For the Six Months Ended June 30,
			Increase	%
	2008	2007	(Decrease)	Change
Change in fair value of derivative instruments	—	73,672	(73,672)	n/a %
Change in fair value of net trust assets, excluding REO	(7,633)	—	(7,633)	n/a
Change in fair value of trust preferred securities	(5,020)	—	(5,020)	n/a
Losses from real estate owned	(9,086)	(29,220)	20,134	69
Real estate advisory fees	8,540	—	8,540	n/a
Other	3,442	3,749	(307)	(8)
Total non-interest income	$(9,757)	$48,201	$(57,958)	(120)%

Change in Fair Value of Derivative Instruments. The change in the fair value of derivative instruments decreased by $73.7 million during the first six months of 2008 as compared to the first six months of 2007, as the Company no longer recognizes the derivative fair value adjustments as a separate component of non-interest income.  As a result of the adoption of SFAS 159 the Company now recognizes changes in the fair value of derivative instruments as a component of the change in fair value of net trust assets.  The change in fair value of derivative instruments was a loss of $83.5 million during the first six months of 2008.

Change in Fair Value of Net Trust Assets.  The Company recognized a $7.6 million loss from the change in fair value of net trust assets, which is comprised of gains on the reduction of fair value of securitized mortgage borrowings of $3.3 billion, loss on the reduction in fair value of derivatives instruments of $83.5 million and losses on the reduction in fair value of securitized mortgage collateral and investment securities available-for-sale of $3.2 billion and $5.8 million, respectively.  The overall reduction in fair value of the securitized mortgage collateral and securitized mortgage borrowings is the result of a decrease in the fair value of derivative instruments, a decrease in London Interbank Offered Rate (LIBOR) reflected in the forward yield curve and a decrease in the market prices of our mortgage-backed securities.

Change in the Fair Value of Trust Preferred Securities.  During the first six months of 2008 the Company recognized a loss in the amount of $5.0 million as a result of increase in the fair value of the trust preferred securities.

Non-Interest Expense

Changes in Non-Interest Expense

	For the Three Months Ended June 30,
			Increase	%
	2008	2007	(Decrease)	Change
General and administrative	$4,925	$4,451	$474	11%
Personnel expense	2,820	1,620	1,200	74
Total operating expense	$7,745	$6,071	$1,674	28%

Total non-interest expenses remained increased on a quarter-over-quarter basis as personnel expense increased $1.2 million (74 percent) during the second quarter of 2008 as compared to same period in 2007, as a greater amount of the Company’s personnel costs are being utilized within the continuing operations versus discontinued operations.  The $474 thousand increase in general and administrative costs is primarily attributable to an increase in professional expenses.

Changes in Non-Interest Expense

	For the Six Months Ended June 30,
			Increase	%
	2008	2007	(Decrease)	Change
General and administrative	$8,912	$9,960	$(1,048)	(11)%
Personnel expense	5,150	2,464	2,686	109
Total operating expense	$14,062	$12,424	$1,638	13%

Total non-interest expenses increased as personnel expense increased $2.7 million (109 percent) during the first six months of 2008 as compared to same period in 2007, as a greater amount of the Company’s personnel costs are being utilized within the continuing operations versus discontinued operations.  The $1.0 million decrease in general and administrative costs is primarily attributable to a decrease in data processing, communications costs, and occupancy expense offset by an increase in professional expenses.

Results of Operations by Business Segment

Continuing Operations

Condensed Statements of Operations Data

	For the Three Months Ended June 30,
			Increase	%
	2008	2007	(Decrease)	Change
Net interest income	$4,256	$7,874	$(3,618)	(46)%
Provision for loan losses	—	161,163	(161,163)	n/a
Net interest income (expense) after provision for loan losses	4,256	(153,289)	157,545	103

Change in fair value of net trust assets, excluding REO	(11,161)	—	(11,161)	n/a
Change in fair value of derivative instruments	—	91,670	(91,670)	n/a
Real estate advisory fees	4,696	—	4,696	n/a
Other non-interest income (expense)	(4,283)	(20,866)	16,583	79
Total non-interest (expense) income	(10,748)	70,804	(81,552)	(115)

Non-interest expense and income taxes	9,947	11,040	(1,093)	(10)
Net (loss) earnings from continuing operations	$(16,439)	$(93,525)	$77,086	82%

Net loss for the quarter ended June 30, 2008 decreased $77.1 million as compared to the second quarter of 2007.  The primary reason for the reduction in net loss is the adoption of SFAS 159 for securitized mortgage collateral, borrowings and trust preferred securities.  The Company no longer records a provision for loan losses ($161.2 million for the second quarter of 2007) and separately the change in fair value of derivative instruments ($91.7 million gain for the second quarter of 2007), which is now included in the change in fair value of net trust assets, which consisted of a $98.3 million gain on derivatives offset by a $109.5 million decrease in the fair value of the remaining net trust assets, due to the decline in forward LIBOR rates.  The fair value of trust preferred securities increased $1.0 million during the second quarter of 2008.

Condensed Statements of Operations Data

	For the Six Months Ended June 30,
			Increase	%
	2008	2007	(Decrease)	Change
Net interest income	$11,605	$15,817	$(4,212)	(27)%
Provision for loan losses	—	190,295	(190,295)	n/a

Net interest income (expense) after provision for loan losses	11,605	(174,478)	186,083	107

Change in fair value of net trust assets, excluding REO	(7,633)	—	(7,633)	n/a
Change in fair value of derivative instruments	—	73,672	(73,672)	n/a
Real estate advisory fees	8,540	—	8,540	n/a
Other non-interest income (expense)	(10,664)	(25,471)	14,807	58
Total non-interest (expense) income	(9,757)	48,201	(57,958)	(120)

Non-interest expense and income taxes	22,790	21,380	1,410	7
Net (loss) earnings from continuing operations	$(20,942)	$(147,657)	$126,715	86%

Net loss for the six months ended June 30, 2008 decreased $126.7 million as compared to the first six months of 2007.  The primary reason for the reduction in net loss is the result of the adoption of SFAS 159 for securitized mortgage collateral, borrowings and trust preferred securities.  The Company no longer records a provision for loan losses ($190.3 million for the first six months of 2007) and separately the change in fair value of derivative instruments ($73.7 million gain for the first six months of 2007), which is now included in the change in fair value of net trust assets, which consisted of a $83.5 million loss on derivatives offset by a $75.9 million increase in the fair value of the remaining net trust assets, due to the decline in forward LIBOR rates.  The fair value of trust preferred securities increased $5.0 million during the first six months of 2008.

Discontinued Operations

Condensed Statements of Operations Data

	For the Three Months Ended June 30,
			Increase	%
	2008	2007	(Decrease)	Change
Net interest income	$1,543	$5,109	$(3,566)	(70)%
Provision for loan losses	—	(1,818)	1,818	n/a
Net interest income after provison for loan losses	$1,543	$3,291	$(5,384)	(164)

Loss on sale of loans	(8,246)	(6,525)	(1,721)	(26)
Provision for repurchases	(1,823)	(18,889)	17,066	90
Other income (loss)	1,715	(8,875)	10,590	119
Personnel expense	(3,680)	(22,021)	18,341	83

Non-interest expense and income taxes	(557)	(6,003)	5,446	91
Net loss	$(11,048)	$(59,022)	$47,974	81%

Net loss for the discontinued operations decreased $48.0 million primarily due to the following changes:

•                  decrease of $17.1 million in provision for repurchases.

•                  decrease in other income (loss) of $10.6 million.

•                  decrease in personnel expense of $18.3 million.

Provision for repurchases decreased $17.1 million during the second quarter of 2008 as compared to 2007. The decrease in the provision for repurchases was primarily due to the settlement of $117 repurchase obligations.

Other income (loss) increased $10.6 million during the second quarter of 2008 as compared to 2007.  The increase was mainly attributable to the Company recording a goodwill impairment charge of $12.4 million during the second quarter of 2007 related to the acquisition of certain production facilities.

The decrease in personnel expense during the quarter was a result of more costs being allocated to continuing operations due to the discontinuation of the mortgage operations.

	For the Six Months Ended June 30,
			Increase	%
	2008	2007	(Decrease)	Change
Net interest income	$3,213	$10,622	$(7,409)	(70)%
Provision for loan losses	—	(2,061)	2,061	n/a
Net interest income after provison for loan losses	$3,213	$8,561	$(9,470)	(111)

Loss on sale of loans	(8,711)	(40,327)	31,616	78
Provision for repurchases	8,435	(30,718)	39,153	127
Other income (loss)	1,255	(11,202)	12,457	111
Personnel expense	(8,973)	(39,563)	30,590	77

Non-interest expense and income taxes	(5,579)	(13,309)	7,730	58
Net loss	$(10,360)	$(126,558)	$116,198	92%

Net loss for the discontinued operations decreased $116.2 million primarily due to the following changes:

•                  decrease of $31.6 million in loss on sale of loans.

•                  decrease of $39.2 million in provision for repurchases.

•                  decrease in other income (loss) of $12.5 million.

•                  decrease in personnel expense of $30.6 million.

Loss on sale of loans decreased $31.6 million to an $8.7 million loss in the first six months of 2008.  The decrease was due to a significant reduction in the balance of loans held-for-sale between periods resulting from collections, prepayments, loan sales, securitizations and reduced LOCOM adjustments.  For the six months ended June 30, 2008,  gain on sale of loans $7.5 million, compared to a loss of $5.5 million in the comparable period of 2007. For the six months ended June 30, 2008, we recorded $16.2 million in additional LOCOM adjustments, compared to $34.9 million for the comparable period of 2007.

Provision for repurchases decreased $39.2 million during the first six months of 2008 as compared to 2007. The decrease in the provision for repurchases was primarily due to the settlement of $117 million in repurchase obligations.

Other income (loss) increased $12.5 million during the first six months of 2008 as compared to 2007.  The increase was mainly attributable to the Company recording a goodwill impairment charge of $12.4 million during the second quarter of 2007 related to the acquisition of certain production facilities.

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

We believe that our disclosure controls and procedures, including our control over financial reporting, have improved since year-end due to the scrutiny of such matters by our management and Audit Committee and the changes described above.  However, due in part to continued lack of permanent staff in Accounting/Finance and in part to the effort needed to accurately document the change in accounting for fair value measurements, the Company continued to be late in closing its books and records effectively at the required reporting date.  Therefore, the Company believes the material weakness related to our effectiveness of internal control over financial reporting is not fully remediated as of June 30, 2008.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, except the following:

•                                          We have implemented controls associated with the adoption of SFAS 157 and SFAS 159 and fair value accounting.

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

Pursuant to the advisory services agreement with a real estate marketing company we earn advisory fees.  For the three and six months ended June 30, 2008, we earned $4.7 million and $8.5 million, respectively in advisory fees, which, along with cash flows and master servicing fees from our long-term mortgage portfolio, is one of our primary sources of earnings.  Although the Company is eligible to receive a termination fee in the case of the sale, transfer or merger of the marketing company or upon IMH entering into bankruptcy proceedings, IMH’s advisory fees may be reduced and the agreement subsequently terminated if certain conditions are not satisfied.  If our CEO is no longer in a senior management capacity with the Company or any affiliates nor a director, then the advisory fee percentage is substantially reduced and the marketing company may terminate the agreement.  Furthermore, if the Company fails to provide the agreed upon services, then the agreement may be terminated with no further obligations or payments to the Company.  The reduction of the advisory fees or termination of the agreement would substantially decrease our income stream and could have a material adverse effect on our operations, financial condition and business prospects.

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

Restructured of Reverse Repurchase Line

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