Form 10-Q/A
period 2008-06-30
IMPAC MORTGAGE HOLDINGS INC
filed 2008-09-17
CIK 1000298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

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

EXPLANATORY NOTE

Impac Mortgage Holdings, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2008 filed with the Securities and Exchange Commission on September 15, 2008 solely for the purpose of correcting a typographical error in Exhibit 32.1 “Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002” regarding the quarter end to which the Certificate applies, which is the quarter ended June 30, 2008.

Except as described above, and except for currently dating the Exhibits attached hereto, this Amendment No. 1 on Form 10-Q/A does not modify or update any information reported in the original Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and it does not reflect events occurring after the date of the filing of the original Quarterly Report.

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

Date: September 17, 2008