Form 10-Q
period 2008-09-30
IMPAC MORTGAGE HOLDINGS INC
filed 2008-11-12
CIK 1000298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008 or

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

There were 76,100,524 shares of common stock outstanding as of November 12, 2008.

IMPAC MORTGAGE HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1.          CONSOLIDATED FINANCIAL STATEMENTS

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Cash and cash equivalents	$24,536	$24,387
Trust assets
Investment securities available-for-sale	4,856	15,248
Securitized mortgage collateral (at fair value at September 30, 2008)	8,264,413	16,532,633
Derivative assets	251	7,497
Real estate owned (REO) at net realizeable value	663,320	400,863
Total trust assets	8,932,840	16,956,241

Assets of discontinued operations	158,468	353,250
Other assets	49,617	57,194
Total assets	$9,165,461	$17,391,072

LIABILITIES
Trust liabilities
Securitized mortgage borrowings (at fair value at September 30, 2008)	$8,787,013	$17,780,060
Derivative liabilities	103,800	127,757
Total trust liabilities	8,890,813	17,907,817

Trust preferred securities (at fair value at September 30, 2008)	35,898	98,398
Liabilities of discontinued operations	225,536	405,341
Other liabilities	7,704	57,244
Total liabilities	9,159,951	18,468,800

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Series-A junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none issued and outstanding	—	—
Series-B 9.375% cumulative redeemable preferred stock, $0.01 par value; liquidation value $50,000; 2,000,000 shares authorized, issued and outstanding	20	20
Series-C 9.125% cumulative redeemable preferred stock, $0.01 par value; liquidation value $111,765; 5,500,000 shares authorized; 4,470,600 shares issued and outstanding	45	45

Common stock, $0.01 par value; 200,000,000 shares authorized; 76,100,524 and 76,096,392 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	761	761
Additional paid-in capital	1,176,068	1,173,562
Accumulated other comprehensive income	—	1,028
Net accumulated deficit:
Cumulative dividends declared	(815,076)	(803,912)
Retained deficit	(356,308)	(1,449,232)
Net accumulated deficit	(1,171,384)	(2,253,144)
Total stockholders’ equity (deficit)	5,510	(1,077,728)
Total liabilities and stockholders’ equity	$9,165,461	$17,391,072

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
INTEREST INCOME:
Total interest income	$397,445	$310,006	$1,077,256	$931,196

INTEREST EXPENSE:
Total interest expense	394,431	298,003	1,062,637	903,377

Net interest income	3,014	12,003	14,619	27,819
Provision for loan losses	—	789,445	—	979,740
Net interest income (expense) after provision for loan losses	3,014	(777,442)	14,619	(951,921)

NON-INTEREST INCOME:
Change in fair value of derivative instruments	—	(106,532)	—	(32,860)
Change in fair value of net trust assets, excluding REO	7,778	—	145	—
Losses from real estate owned	(15,685)	(45,941)	(24,771)	(75,161)
Change in fair value of trust preferred securities	10,494	—	5,473	—
Real estate advisory fees	7,039	—	15,581	—
Other	1,847	(29,770)	5,287	(26,021)
Total non-interest income (expense)	11,473	(182,243)	1,715	(134,042)

NON-INTEREST EXPENSE:
General and administrative	4,951	4,213	13,864	14,173
Personnel expense	2,382	2,488	7,531	4,952
Total non-interest expense	7,333	6,701	21,395	19,125
Net earnings (loss) from continuing operations	7,154	(966,386)	(5,061)	(1,105,088)
Income tax expense from continuing operations	5,253	3,056	13,980	12,012
Net earnings (loss) from continuing operations	1,901	(969,442)	(19,041)	(1,117,100)
Net loss from discontinued operations, net of tax	(18,121)	(221,793)	(28,481)	(348,350)
Net loss	(16,220)	(1,191,235)	(47,522)	(1,465,450)
Cash dividends on cumulative redeemable preferred stock	(3,722)	(3,722)	(11,165)	(11,165)
Net loss available to common stockholders	$(19,942)	$(1,194,957)	$(58,687)	$(1,476,615)

See accompanying notes to consolidated financial statements.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Net loss	$(16,220)	$(1,191,235)	$(47,522)	$(1,465,450)
Net unrealized losses on securities:
Unrealized holding losses arising during year	—	(700)	—	(673)
Reclassification of losses included in net earnings	—	(243)	—	(1,393)
Net unrealized losses	—	(943)	—	(2,066)
Comprehensive loss	$(16,220)	$(1,192,178)	$(47,522)	$(1,467,516)

Net loss per common share - Basic:
Loss from continuing operations	$(0.02)	$(12.79)	$(0.40)	$(14.83)
Loss from discontinued operations	(0.24)	(2.91)	(0.37)	(4.58)
Net loss per share	$(0.26)	$(15.70)	$(0.77)	$(19.41)

Net loss per common share - Diluted:
Loss from continuing operations	$(0.02)	$(12.79)	$(0.40)	$(14.83)
Loss from discontinued operations	(0.24)	(2.91)	(0.37)	(4.58)
Net loss per share	$(0.26)	$(15.70)	$(0.77)	$(19.41)

Dividends declared per common share	$—	$—	$—	$0.10

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Nine Months
	Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(19,041)	$(1,117,100)

Provision for loan losses	—	979,740
Losses from real estate owned	24,771	75,161
Amortization of deferred charge, net	13,980	12,071
Amortization of debt issuance costs and mortgage servicing rights	1,363	1,174
Amortization of premiums and securitization costs	—	116,609
Change in fair value of derivative instruments	—	136,701
Change in fair value of net trust assets, excluding REO	(113,000)	—
Change in fair value of trust preferred securities	(5,473)	—
Accretion of interest income and expense	385,759	—
Write-down of investment securities available-for-sale	—	11,304
Stock-based compensation	901	961
Net change in accrued interest receivable	—	4,658
Net cash provided by (used in) operating activities of discontinued operations	89,973	(2,869,413)
Net change in other assets and liabilities	(42,135)	46,396
Net cash provided by (used in) operating activities	337,098	(2,601,738)

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal reductions on securitized mortgage collateral	1,409,506	4,749,658
Principal reductions on mortgages held-for-investment	59	(2,061)
Purchase of premises and equipment	357	(1,362)
Proceeds from investment securities available-for-sale	2,358	2,816
Proceeds from the sale of real estate owned	351,183	161,557
Net cash provided by investing activities of discontinued operations	13,613	395,710
Net cash provided by investing activities	1,777,076	5,306,318

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash disbursements under reverse repurchase agreements	—	(256,459)
Cash receipts from reverse repurchase agreements	—	92,455
Proceeds from securitized mortgage borrowings	—	3,858,143
Repayment of securitized mortgage borrowings	(1,962,577)	(5,690,970)
Common stock dividends paid	—	(30,326)
Preferred stock dividends paid	(11,165)	(11,165)
Proceeds from sale of cumulative redeemable preferred stock	—	608
Net cash used in financing activities of discontinued operations	(142,345)	(792,630)
Net cash used in financing activities	(2,116,087)	(2,830,344)

Net change in cash and cash equivalents	(1,913)	(125,764)
Cash and cash equivalents at beginning of period	26,462	179,677
Cash and cash equivalents at end of period - Continuing Operations	24,536	36,086
Cash and cash equivalents at end of period - Discontinued Operations	13	17,827
Cash and cash equivalents at end of period	$24,549	$53,913

See accompanying notes to consolidated financial statements.

	For the Nine Months
	Ended September 30,
	2008	2007
SUPPLEMENTARY INFORMATION (Continuing and Discontinued Operations):
Interest paid	$435,861	$962,116
Taxes paid	—	116

NON-CASH TRANSACTIONS (Continuing and Discontinued Operations):
Accumulated other comprehensive loss	$—	$(2,066)
Transfer of mortgages to real estate owned	3,009	28,445
Transfer of securitized mortgage collateral to real estate owned	628,779	419,411
Transfer of loans held-for-sale to securitized mortgage collateral	—	3,245,500
Transfer of securitized mortgage collateral to loans held-for-sale	—	27,040
Transfer of net assets from discontinued operations to continuing operations	25,600	4,012

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

During late 2007, the Company’s board of directors elected to discontinue the non-conforming mortgage operations conducted by IFC, commercial operations conducted by ICCC, retail mortgage operations conducted by IFC, and warehouse lending operations conducted by IWLG (collectively, the discontinued operations).

The Company consists of the continuing operations, which includes the long-term mortgage portfolio (residual interests in securitizations) conducted by IMH and IMH Assets, the master servicing portfolio, and real estate advisory fees from the Company’s advisory services agreement with a real estate marketing company.

The information contained throughout this document is presented on a continuing basis, unless otherwise stated.

Financial Statement Presentation

The accompanying unaudited consolidated financial statements of IMH and its subsidiaries (as defined above) have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the three-month and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

All significant inter-company balances and transactions have been eliminated in consolidation. In addition, certain amounts in the prior periods’ consolidated financial statements have been reclassified to conform to the current year presentation.

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these consolidated financial statements in conformity with GAAP.  The items affected by management’s estimates and assumptions include the valuation of trust assets and liabilities, the valuation of repurchase liabilities related to loans sold to investors, the valuation of trust preferred securities, the valuation of lease restructuring liabilities and the valuation of loans held-for-sale.  Actual results could differ from those estimates.

Market Conditions, Status of Operations, Liquidity and Capital Resources

Real estate prices have fallen significantly since the peak levels in 2006.  During the third quarter of 2008, the credit and housing markets continued to suffer from significant market disruption due to continued deterioration of the real estate and credit markets.  The federal government has taken steps to attempt to stabilize the housing and credit markets.  At this time, the government’s actions have not affected the Company’s financial position or operations.

In 2007 and 2008, management has been seriously challenged by the unprecedented turmoil in the mortgage market, including the following: significant increases in delinquencies and foreclosures; significant increases in credit-related losses; decline in originations; tightening of warehouse credit and the virtual elimination of the market for loan securitizations.  As a result, the Company discontinued certain operations, resolved and terminated all but one of the Company’s reverse repurchase facilities and settled a portion of its outstanding repurchase claims, while also reducing its operating costs and liabilities in 2007.

During the third quarter of 2008, the Company continued to fund its operations with revenues and cash flows from real estate advisory fees and its residual interests in securitizations and master servicing fees generated from the long-term mortgage portfolio.

In the first quarter of 2008, the Company entered into an agreement with a real estate marketing company to generate advisory fees.  The real estate marketing company specializes in the marketing of foreclosed properties.  During the three and nine months ended September 30, 2008, the Company earned $7.0 million and $15.6 million, respectively, from this relationship.  On November 12, 2008, the Company and the real estate marketing company agreed to terminate the advisory services agreement.  See Note L for details of the agreement to terminate.

In July 2008, the Company executed a letter of intent, subject to execution of definitive agreements, to acquire a special servicing platform, whereby the seller will contribute specified balances of loans (mostly distressed) to the platform in order to provide sufficient cash flows to maintain the business during its initial operations.

In September 2008, the Company entered into an agreement to restructure its reverse repurchase line with its remaining lender.  See Note J for details of the restructure.

The Company paid its October 2008 trust preferred interest payment as part of its negotiations to restructure or exchange the current trust preferred securities.  To date, the Company has been unsuccessful in completing these negotiations.

In July 2008, the Company’s stockholders approved the potential issuance of common shares in excess of 20 percent of the existing common shares.

There can be no assurance that the Company will be successful in acquiring the special servicer, restructuring the trust preferred securities or exchanging the preferred stock.  In any event, the Company intends to reduce operating expenses to a level that is supportable by the revenues from the existing long-term mortgage portfolio (residual interests in securitizations), master servicing portfolio and real estate advisory fees.

If the Company is not successful in completing the objectives outlined above, it may not be able to meet its contractual obligations for the next year, including repayment of the restructured reverse repurchase line, interest payments on trust preferred securities and preferred stock dividends.

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

For some products or in certain market conditions, observable inputs may not always be available.  Through the third quarter of 2008, certain markets remained inactive, and some key observable inputs used in valuing certain financial assets and liabilities were unavailable.  Under the provisions of FASB Staff Position No. 157-3 “Determining the Fair Value of a Financial Asset When the

Market for That Asset Is Not Active”, in situations in which there is little, if any, market activity for an asset at measurement date, the fair value measurement objective remains to measure the financial asset at the price that would be received by the holder of the financial asset in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date.  In the absence of observable market data at September 30, 2008, the Company’s fair value measurements include its own internal assumptions about future cash flows and appropriately risk-adjusted discount rates that it believes market participants would make in orderly market transactions.  When and if these markets become active, the Company will use the related observable inputs available at that time.  Therefore, at September 30, 2008, all of the items measured at fair value are considered Level 3 fair value measurements.

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

As a result of deterioration in the real estate market since the second half of 2007, the Company significantly added to its allowance for loan losses during the third and fourth quarters of 2007.  Principally, because of the increase in the allowance for loan losses, the Company reported a stockholders’ deficit as of December 31, 2007. This stockholders’ deficit was created primarily because the Company was required under GAAP to record an allowance for loan losses that reduced securitized mortgage collateral in its consolidated trusts below the balance of the related securitized mortgage borrowings, resulting in a negative investment in certain consolidated trusts, even though the related trust agreements are nonrecourse to the Company.  However, with the adoption of SFAS 159, the Company’s net investment position is unable to go below zero since the related trust liabilities are also recorded at fair value.  Therefore the difference between the fair value of the trust assets and trust liabilities represents the net investment interests (residual interests in securitizations) in the consolidated trusts at fair value.

The following table summarizes the initial retained earnings charge related to the prospective adoption of SFAS 159 as of January 1, 2008 and the related fair value balances as of January 1, 2008.

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

(2)

Components of securitized mortgage collateral at December 31, 2007 include the allowance for loan loss of $1.2 billion, accrued interest of $99.7 million and premiums of $183.1 million, which were part of its fair value for the adoption of SFAS 159. At September 30, 2008 and December 31, 2007, securitized mortgage collateral included $10.4 million and $9.1 million, respectively in master servicing rights, recorded at the lower of cost or market, related to consolidated securitizations and recorded at the lower of cost or market.

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

(6)	As of January 1, 2008, after adoption of SFAS 159, total stockholders’ equity was $61.7 million

Changes in Significant Accounting Policies

Investment Securities Available-for-Sale

The Company elected to continue to account for all of its existing investment securities available-for-sale at fair value.  Interest income is recorded based on the effective yield for the period based on the valuation of the previous quarter.  Net gains and losses resulting from changes in fair value of investment securities available-for-sale are recorded within change in fair value of net trust assets in the Company’s consolidated statement of operations and comprehensive loss.

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

Securitized Mortgage Collateral and Borrowings

The Company elected to account for certain of its securitized assets at fair value.  Interest income on securitized mortgage collateral and interest expense on securitized mortgage borrowings, respectively, is recorded based on the effective yield for the period based on the previous quarter’s valuation resulting in interest income and interest expense accretion included in interest income and interest expense in the Company’s consolidated statement of operations and comprehensive loss.  Net gains (losses) resulting from the changes in fair value of securitized mortgage collateral and borrowings, are included in change in fair value of net trust assets, excluding REO, within non-interest income in the Company’s consolidated statement of operations and comprehensive loss.  Electing the fair value option allows the Company to avoid the burden of recording losses on collateral for which the Company will not ultimately bare the loss. In addition, recording the collateral and borrowings at fair value will help to reflect the true economics of the transactions within the consolidated statement of operations and comprehensive loss.  Upon the adoption of SFAS 159, all deferred costs associated with securitized mortgage collateral and borrowings have been recognized as a cumulative effect of a change in accounting principle within retained deficit as of January 1, 2008.

Trust Preferred Securities

The Company elected to account for all of its trust preferred securities at fair value.  Interest expense on trust preferred securities is recorded based on the effective yield for the period and included in interest expense in the consolidated statement of operations and comprehensive loss.  Gains and losses resulting from the changes in fair value of trust preferred securities are recorded within change in fair value of trust preferred securities in the Company’s consolidated statement of operations and comprehensive loss.

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

3.              Recent Accounting Pronouncements

In October 2008, the FASB issued FASB Staff Position No. 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3).  The staff position clarifies the application of SFAS 157 in inactive markets and provides an illustrative example of how the fair value of a financial asset is determined in an inactive market.  FSP 157-3 is effective immediately, including prior periods for which financial statements have not been issued.  The issuance of this staff position affects the Company as a significant portion of the Company’s financial assets and liabilities are measured at fair value using market value approaches based on active markets.  Availability of observable market inputs has diminished considerably as a result of the increasing inactivity in the secondary market for mortgage loans, mortgage-backed securities and other real estate related assets.  The lack of observable market inputs requires that the Company rely heavily on its own internal assumptions of the future cash flows and appropriate risk-adjusted discount rates market participants would apply in measuring the fair value of financial assets and liabilities in orderly market transactions that are not forced liquidations or distressed sales.  As discussed in Note B, a significant portion of the Company’s financial assets and liabilities, which were previously classified as Level 2 fair value measurements, were classified as Level 3 fair value measurements at September 30, 2008, as a result of market inactivity and the lack of availability of observable market inputs.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  The new standard is intended to improve financial reporting by identifying a consistent framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 will be effective 60 days after the U.S. Securities and Exchange Commission approves the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS 162 to have a significant impact on its consolidated financial statements.

In April 2008, the FASB voted to eliminate qualifying special purpose entities (QSPEs) from the guidance in FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (SFAS 140).   While the revised standard has not been finalized and the FASB’s proposals will be subject to a public comment period, this change may have a significant impact on the Company’s consolidated financial statements as it may lose sales treatment for assets previously sold to a QSPE, as well as for future sales. An effective date for any proposed revisions has not been determined by the FASB. As of September 30, 2008, the current principal balance of QSPEs to which the Company, acting as principal, has transferred assets and received sales treatment were $699.0 million.  The Company’s investment in these QSPE’s consists of residual interests accounted for as investment securities available-for-sale in its consolidated balance sheets.

In connection with the proposed changes to SFAS 140, the FASB also is proposing three key changes to the consolidation model in FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51” (FIN 46(R)). First, the FASB has proposed to include former QSPEs in the scope of FIN 46(R). In addition, the FASB supports amending FIN 46(R) to change the method of analyzing which party to a variable interest entity (VIE) should consolidate the VIE to a primarily qualitative determination of control instead of today’s risks and rewards model. Finally, the proposed amendment is expected to require all VIEs and their primary beneficiaries to be reevaluated quarterly. The previous rules required reconsideration only when specified reconsideration events occurred. As of September 30, 2008, the current principal balance of significant unconsolidated VIEs with which the Company is involved were approximately $699.0 million.

The Company will be evaluating the impact of these changes on the Company’s consolidated financial statements once the standard is approved and issued.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161), an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), to expand disclosure requirements for an entity’s derivative and hedging activities. Under SFAS 161, entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. In order to meet these requirements, entities shall include qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 with early adoption encouraged. The Company plans to adopt SFAS 161 on January 1, 2009, and there should be no impact on the consolidated financial statements as it only addresses disclosures.

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

Please refer to IMH’s report on Form 10-K for the year ended December 31, 2007 and reports on Form 10-Q for the periods ending March 31, 2008 and June 30, 2008 for a description of other litigation and claims.

5.              Income Taxes and Deferred Charge

In accordance with Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” the Company records a deferred charge representing the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH in prior years. The deferred charge is included in other assets in the accompanying consolidated balance sheets and is amortized as a component of income tax expense in the accompanying consolidated statements of operations over the estimated life of the mortgages retained in the securitized mortgage collateral. The Company recorded a tax provision of $5.3 million and $14.0 million for the three and nine months ending September 30, 2008 and $3.1 million and $12.0 million for the three and nine months ending September 30, 2007, respectively.  The net provision is the result of the amount of the deferred charge amortized and/or impaired resulting from credit losses, which does not result in any tax liability required to be paid.

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

The following table presents for each of these hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option at September 30, 2008.

	Recurring Fair Value Measurements
	At September 30, 2008
	Level 1	Level 2	Level 3
Assets
Investment securities available-for-sale	$—	$—	$4,856
Securitized mortgage collateral (1)	—	—	8,253,995
Total Assets at Fair Value	$—	$—	$8,258,851

Liabilities
Securitized mortgage borrowings	$—	$—	$8,787,013
Derivative liabilities, net (2)	—	—	103,549
Trust preferred securities	—	—	35,898
Total Liabilities at Fair Value	$—	$—	$8,926,460

(1)

Excluded from securitized mortgage collateral above is $10.4 million in master servicing rights related to consolidated securitizations and recorded at the lower of cost or market. Also, securitized mortgage collateral excludes REO, which is separately presented within trust assets in the consolidated balance sheet.

(2)	Derivative liabilities, net includes $251 thousand in derivative assets and $103.8 million in derivative liabilities, included within trust assets and trust liabilities, respectively.

During the third quarter of 2008, market inactivity has resulted in a lack of observable market data for purposes of measuring the fair value of financial assets and liabilities.  As a result of the severe market inactivity, the Office of the Chief Accountant of the Securities and Exchange Commission (SEC) and the FASB jointly issued a press release to assist financial statement users, preparers, and auditors with application issues surrounding the determination of the fair value of financial assets in markets that are inactive.  Subsequent to the issuance of the joint press release, the FASB issued FSP 157-3, which formalizes the guidance jointly issued by the SEC and FASB.

As a result of the lack of observable market data resulting from inactive markets, the Company has classified its investment securities available-for-sale, securitized mortgage collateral and borrowings and net derivative liabilities as Level 3 fair value measurements at September 30, 2008.  Level 3 assets and liabilities were 100 percent of total assets and liabilities at fair value.

The following tables present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2008:

	Level 3 Recurring Fair Value Measurements
	Three Months Ended September 30, 2008
	Fair Value - June 30, 2008	Total Gains (Losses) Included in Earnings	Transfers to Level 3	Purchases, issuances and settlements	Fair Value - September 30, 2008	Unrealized gains (losses) still held (1)
Investment securities available-for-sale	$8,644	$(2,626)	$—	$(1,162)	$4,856	$(3,788)
Securitized mortgage collateral	298,189	(2,256,972)	10,747,133	(534,355)	8,253,995	(2,791,327)
Securitized mortgage borrowings	(316,968)	2,141,292	(11,180,164)	568,827	(8,787,013)	2,710,119
Derivative liabilities, net	—	(10,890)	(136,471)	43,812	(103,549)	32,922
Trust preferred securities	(46,266)	10,368	—	—	(35,898)	10,368

	Level 3 Recurring Fair Value Measurements
	Nine Months Ended September 30, 2008
	Fair Value - January 1, 2008	Total Gains (Losses) Included in Earnings	Transfers to Level 3	Purchases, issuances and settlements	Fair Value - September 30, 2008	Unrealized gains (losses) still held (1)
Investment securities available-for-sale	$15,248	$(8,034)	$—	$(2,358)	$4,856	$(10,392)
Securitized mortgage collateral	782,574	(5,408,626)	14,919,649	(2,039,602)	8,253,995	(7,448,228)
Securitized mortgage borrowings	(767,704)	5,125,864	(15,109,073)	1,963,900	(8,787,013)	7,089,764
Derivative liabilities, net	—	(94,399)	(120,260)	111,110	(103,549)	16,711
Trust preferred securities	(40,952)	5,054	—	—	(35,898)	5,054

(1)

Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held at September 30, 2008.

As discussed above, the significant market disruption due to continued deterioration of the real estate and credit markets and the resulting lack of observable market data from these markets during the third quarter of 2008 resulted in securitized mortgage collateral and borrowings and net derivative liabilities being classified as Level 3 fair value measurements at September 30, 2008.  During the quarter, $10.7 billion and $11.2 billion in securitized mortgage collateral and borrowings, respectively, was transferred from Level 2 to Level 3 fair value measurements.  For the nine months ended September 30, 2008, $14.9 billion and $15.1 billion in securitized mortgage collateral and borrowings, respectively, was transferred from Level 2 to Level 3 fair value measurements.  There were no changes, for the three and nine months ended September 30, 2008, in the classification of investment securities available-for-sale or trust preferred securities, which remained Level 3 fair value measurements.

The tables below summarize gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recorded in earnings for Level 3 assets and liabilities for the three and nine months ended September 30, 2008.

	Recurring Fair Value Measurements
	Level 3 - Total Gains (Losses) Included in Net Loss
	Three Months Ended September 30, 2008
	Investment Securities Available-for-Sale	Securitized Mortgage Collateral	Securitized Mortgage Borrowings	Derivative Liabilities, Net	Trust Preferred Securities
Interest income	$466	$134,377	$—	$—	$—
Interest expense	—	—	(271,817)	—	(126)
Change in fair value of net trust assets, excluding REO	(3,092)	(2,391,349)	2,413,109	(10,890)	—
Change in fair value of trust preferred securities	—	—	—	—	10,494
Total	$(2,626)	$(2,256,972)	$2,141,292	$(10,890)	$10,368

	Recurring Fair Value Measurements
	Level 3 - Total Gains (Losses) Included in Net Loss
	Nine Months Ended September 30, 2008
	Investment Securities Available-for-Sale	Securitized Mortgage Collateral	Securitized Mortgage Borrowings	Derivative Liabilities, Net	Trust Preferred Securities
Interest income	$865	$231,288	$—	$—	$—
Interest expense	—	—	(617,493)	—	(419)
Change in fair value of net trust assets, excluding REO	(8,899)	(5,639,914)	5,743,357	(94,399)	—
Change in fair value of trust preferred securities	—	—	—	—	5,473
Total	$(8,034)	$(5,408,626)	$5,125,864	$(94,399)	$5,054

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

Recurring basis

Investment Securities Available-for-Sale.  Pursuant to the Company’s adoption of SFAS 159, the Company elected to carry all of its investment securities available-for-sale at fair value.  These investment securities are recorded at fair value and consist primarily of non-investment grade mortgage-backed securities.  The fair value of the investment securities are measured based upon the Company’s expectation of inputs that other market participants would use.  Such assumptions include judgments about the underlying collateral, prepayment speeds, credit losses, forward interest rates and certain other factors.  Given the market disruption and lack of observable market data as of September 30, 2008, the fair value of the investment securities available-for-sale were measured using significant internal expectations of market participants’ assumptions. At September 30, 2008, investment securities available-for-sale were classified as Level 3 fair value measurements.

Securitized Mortgage Collateral – Pursuant to the Company’s adoption of SFAS 159, the Company elected to carry all of its securitized mortgage collateral at fair value.  These assets consist primarily of Alt-A mortgage loans securitized between 2002 and 2007.  Fair value measurements are based on the Company’s estimated cash flow models, which incorporate assumptions, inputs of other market participants and quoted prices for the underlying bonds.  The Company’s assumptions include its expectations of inputs that other market participants would use. These assumptions include judgments about the underlying collateral, prepayment speeds, credit losses, forward interest rates and certain other factors.  At September 30, 2008, securitized mortgage collateral was classified as Level 3 fair value measurements based on the lack of observability of significant inputs to the model.  As of September 30, 2008, the unpaid principal balance and estimated fair value of securitized mortgage collateral was $14.7 billion and $8.3 billion, respectively.  The aggregate unpaid principal balance exceeds the fair value by $6.4 billion at September 30, 2008.  As of September 30, 2008, the unpaid principal balance and estimated fair value of loans 90 days or more past due was $2.4 billion and $1.3 billion, respectively.  The aggregate unpaid principal balances of loans 90 days or more past due exceed the fair value by $1.1 billion at September 30, 2008.

Securitized Mortgage Borrowings - Pursuant to the Company’s adoption of SFAS 159, the Company elected to carry all of its securitized mortgage borrowings at fair value.  These borrowings consist of individual tranches of bonds issued by securitization trusts and are primarily backed by Alt-A mortgage loans.  Fair value measurements include the Company’s judgments about the underlying collateral assumptions such as prepayment speeds, credit losses, forward interest rates and certain other factors and are based upon quoted prices for the individual tranches of bonds, if available.  At September 30, 2008, securitized mortgage borrowings were classified as Level 3 fair value measurements based on the lack of observability of significant inputs to the model.  As of September 30, 2008, the outstanding principal balance and estimated fair value of securitized mortgage borrowings was $15.8 billion and $8.8 billion, respectively.  The aggregate outstanding principal balance exceeds the fair value by $7.0 billion at September 30, 2008.

Trust Preferred Securities - Pursuant to the Company’s adoption of SFAS 159, the Company elected to carry all of its trust preferred securities at fair value.  These securities were measured based upon an analysis prepared by the Company, which considered the Company’s own credit risk, included a comparison to the terms of the Company’s preferred stock and the expected terms of restructuring negotiations with a majority of the trust preferred debt holders.

At September 30, 2008 trust preferred securities were classified as Level 3 measurements based on the lack of observability of market inputs. As of September 30, 2008, the unpaid principal balance and fair value of trust preferred securities was $99.2 million and $35.9 million, respectively.  The aggregate unpaid principal balance exceeds the fair value by $63.3 million at September 30, 2008.

Derivative Assets and Liabilities. For non-exchange traded contracts, fair value is based on the amounts that would be required to settle the positions with the related counterparties as of the valuation date.   Valuations of derivative assets and liabilities are based on observable market inputs, if available.  To the extent observable market inputs are not available, fair values measurements include the Company’s judgments about the future cash flows, forward interest rates and certain other factors, including counterparty risk.  With the issuance of SFAS 157, these values must also take into account the Company’s own credit standing, to the extent applicable, thus included in the valuation of the derivative instrument is the value of the net credit differential between the counterparties to the derivative contract.  At September 30, 2008, derivative assets and liabilities were classified as Level 3 fair value measurements based on the lack of observability of market inputs.

On September 15, 2008, Lehman Brothers Holdings Inc. (“LBHI”) filed a petition for protection under Chapter 11 of the U.S. Bankruptcy Code. As of that date, LBHI, through affiliated companies, was an interest rate swap counterparty to several of the Company’s CMO and REMIC securitizations.  As the related securitization trusts are non-recourse to the Company, the Company is not required to replace or otherwise settle any derivative positions affected by counterparty default within the consolidated trusts.  At September 30, 2008, the estimated value of these derivatives is included in derivative liabilities in the consolidated balance sheet.

Non-recurring basis

The Company is required to measure certain assets at fair value from time-to-time.  These fair value measurements typically result from the application of specific accounting pronouncements under GAAP.  The fair value measurements are considered non-recurring fair value measurements under SFAS 157.

Loans Held-for-Sale - Loans held-for-sale for which the fair value option was not elected are carried at lower of cost or market (LOCOM).  When available, such measurements are based upon what secondary markets offer for portfolios with similar characteristics, and are considered Level 2 measurements. If market pricing is not available, such measurements are significantly impacted by the Company’s expectations of other market participants’ assumptions, and are considered Level 3 measurements.  The Company utilizes internal pricing processes to estimate the fair value of loans held-for-sale, which is based on recent loan sales and estimates of the fair value of the underlying collateral.  Loans held-for-sale, which are primarily included in assets of discontinued operations, are considered Level 3 fair value measurements at September 30, 2008 based on the lack of observability of market inputs.

Mortgage Servicing Rights - Mortgage servicing rights (MSRs) for which the fair value option was not elected are carried at LOCOM.  MSRs are not traded in an active market with observable prices.  The Company utilizes internal pricing processes to estimate the fair value of MSRs, which are based on assumptions the Company believes would be used by market participants, including market discount rates, float, prepayment speeds and master servicing fees.  MSRs, which are included in other assets, are considered Level 3 fair value measurements at September 30, 2008.

The following table presents the fair values of those financial assets measured at fair value on a non-recurring basis at September 30, 2008.

				Total Losses
				For the Periods Ended
	Non-recurring Fair Value Measurements			September 30, 2008
	As of September 30, 2008			Three	Nine
	Level 1	Level 2	Level 3	Months	Months
Loans held-for-sale (1)	—	—	131,193	$(13,602)	$(29,851)
Mortgage servicing rights	—	—	1,256	$(415)	$(1,363)

(1)	Includes $1.0 million and $130.2 million of loans held-for-sale within continuing and discontinued operations, respectively at September 30, 2008.

The following tables represent changes in fair value of recurring fair value measurements for the three and nine months ended September 30, 2008.

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Loss
	Three Months Ended September 30, 2008
			Change in Fair Value of
	Interest Income	Interest Expense	Net Trust Assets	Trust Preferred Securities	Total
Investment securities available-for-sale	$466	$—	$(3,092)	$—	$(2,626)
Securitized mortgage collateral	134,377	—	(2,391,349)	—	(2,256,972)
Securitized mortgage borrowings	—	(271,817)	2,413,109	—	2,141,292
Trust preferred securities	—	(126)	—	10,494	10,368
Derivative instruments	—	—	(10,890)	—	(10,890)
Total	$134,843	$(271,943)	$7,778	$10,494	$(118,828)

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Loss
	Nine Months Ended September 30, 2008
			Change in Fair Value of
	Interest Income (1)	Interest Expense (1)	Net Trust Assets		Trust Preferred Securities	Total
Investment securities available-for-sale	$865	$—	$(8,899)		$—	$(8,034)
Securitized mortgage collateral	231,288	—	(5,639,914)		—	(5,408,626)
Securitized mortgage borrowings	—	(617,493)	5,743,357		—	5,125,864
Trust preferred securities	—	(419)	—		5,473	5,054
Derivative instruments	—	—	(94,399	)(2)	—	(94,399)
Total	$232,153	$(617,912)	$145	(3)	$5,473	$(380,141)

(1)	Amounts represent interest income and interest expense accretion included in interest income and interest expense, respectively in the consolidated statement of operations and comprehensive loss.

(2)

Included in this amount is $18.5 million in non-cash changes in the fair value of derivative instruments, which are included in the accompanying statement of cash flows for the nine months ended September 30, 2008.

(3)

Excluded from the $113 million change in fair value of net trust assets, excluding REO in the accompanying consolidated statement of cash flows is $(112.9) million in cash settlements related to the Company’s net derivative liabilities.

The change in fair value of the asset and liabilities above, excluding derivative instruments, are primarily due to the changes in credit risk.  The change in fair value for derivative instruments is primarily due to the change in the forward LIBOR curve.

Note C— Stock Options

The fair value of options granted, which is amortized to expense over the option vesting period, is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions:

	Nine Months
	Ended September 30,
	2008	2007
Risk-free interest rate	1.88%to 2.54%	4.28% to 4.60%
Expected lives (in years)	3.25 - 3.50	3.00
Expected volatility (1)	87.3% - 91.9%	75.09%
Expected dividend yield (2)	0.00%	0.00%
Grant date fair value of share options	$0.50 - 0.78	$0.60

(1)	Expected volatilities are based on the historical volatility of the Company’s stock over the expected option life.

(2)	Expected dividend yield is zero because a dividend on the common stock is currently not probable over the expected life of the options granted during the nine months ended September 30, 2008.

The following table summarizes activity, pricing and other information for the Company’s stock options for the nine-month period ended September 30, 2008:

		Weighted-
		Average
	Number of	Exercise
	Shares	Price ($)
Options outstanding at January 1, 2008	5,939,914	$9.75
Options granted	7,970,000	1.27
Options exercised	—	—
Options forfeited / cancelled	(2,263,331)	11.25
Options outstanding at September 30, 2008	11,646,583	$3.71
Options exercisable at September 30, 2008	3,025,057	$8.66

As of September 30, 2008, there was approximately $4.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of 1.1 years.

Note D—Reconciliation of Earnings Per Share

The following table presents the computation of basic and diluted net earnings per share including the dilutive effect of stock options and cumulative redeemable preferred stock outstanding for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Numerator for basic earnings per share:
Net earnings (loss) from continuing operations	$1,901	$(969,442)	$(19,041)	$(1,117,100)
Net loss from discontinued operations	(18,121)	(221,793)	(28,481)	(348,350)
Less: Cash dividends on cumulative redeemable preferred stock	(3,722)	(3,722)	(11,165)	(11,165)
Net loss available to common stockholders	$(19,942)	$(1,194,957)	$(58,687)	$(1,476,615)
Denominator for basic earnings per share:
Basic weighted average number of common shares outstanding during the period	76,098	76,088	76,097	76,083
Denominator for diluted earnings per share:
Diluted weighted average number of common shares outstanding during the period	76,098	76,088	76,097	76,083
Net effect of dilutive stock options	—	—	—	—
Diluted weighted average common shares	76,098	76,088	76,097	76,083

Loss per common share - Basic:
Loss from continuing operations	$(0.02)	$(12.79)	$(0.40)	$(14.83)
Loss from discontinued operations	(0.24)	(2.91)	(0.37)	(4.58)
Net loss per share	$(0.26)	$(15.70)	$(0.77)	$(19.41)

Loss per common share - Diluted:
Loss from continuing operations	$(0.02)	$(12.79)	$(0.40)	$(14.83)
Loss from discontinued operations	(0.24)	(2.91)	(0.37)	(4.58)
Net loss per share	$(0.26)	$(15.70)	$(0.77)	$(19.41)

For the three and nine month periods ended September 30, 2008, stock options to purchase 11.6 million shares were outstanding but not included in the above weighted average calculations because they were anti-dilutive.

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

Note E—Segment Reporting

The Company has two reporting segments, the continuing operations and discontinued operations.  The following tables present the selected financial data and operating results by reporting segments for the periods indicated:

	Continuing	Discontinued
	Operations	Operations	Consolidated
Balance Sheet Items as of September 30, 2008:
Securitized mortgage collateral	$8,264,413	$—	$8,264,413
Loans held-for-sale	977	130,217	131,194
Total assets	9,006,993	158,468	9,165,461
Total liabilities	8,934,415	225,536	9,159,951
Total stockholders’ equity (deficit)	$72,578	$(67,068)	$5,510

Balance Sheet Items as of December 31, 2007:
Securitized mortgage collateral	$16,532,633	$—	$16,532,633
Loans held-for-sale	1,684	279,659	281,343
Finance receivables	336	12,458	12,794
Total assets	17,037,822	353,250	17,391,072
Total liabilities	18,063,459	405,341	18,468,800
Total stockholders’ deficit	$(1,025,637)	$(52,091)	$(1,077,728)

	Continuing	Discontinued
	Operations	Operations	Consolidated
Statement of Operations Items for the three months ended September 30, 2008:
Net interest income	$3,014	$158	$3,172
Change in fair value of derivatives, net	—	(92)	(92)
Change in fair value of net trust assets	7,778	—	7,778
Other non-interest income (expense)	3,695	(12,908)	(9,213)
Non-interest expense and income taxes	(12,586)	(5,279)	(17,865)
Net earnings (loss)	$1,901	$(18,121)	$(16,220)

Statement of Operations Items for the nine months ended September 30, 2008:
Net interest income	$14,619	$3,372	$17,991
Change in fair value of derivatives, net	—	20	20
Change in fair value of net trust assets	145	—	145
Other non-interest income (expense)	1,570	(12,041)	(10,471)
Non-interest expense and income taxes	(35,375)	(19,832)	(55,207)
Net loss	$(19,041)	$(28,481)	$(47,522)

	Continuing	Discontinued
	Operations	Operations	Consolidated
Statement of Operations Items for the three months ended September 30, 2007:
Net interest income	$12,003	$2,777	$14,780
Provision for loan losses	(789,445)	(2,807)	(792,252)
Change in fair value of derivatives, net	(106,532)	(5,979)	(112,511)
Other non-interest income (expense)	(75,711)	(162,138)	(237,849)
Non-interest expense and income taxes	(9,757)	(53,646)	(63,403)
Net loss	$(969,442)	$(221,793)	$(1,191,235)

Statement of Operations Items for the nine months ended September 30, 2007:
Net interest income	$27,819	$13,399	$41,218
Provision for loan losses	(979,740)	(4,868)	(984,608)
Change in fair value of derivatives, net	(32,860)	(5,412)	(38,272)
Other non-interest income (expense)	(101,182)	(244,952)	(346,134)
Non-interest expense and income taxes	(31,137)	(106,517)	(137,654)
Net loss	$(1,117,100)	$(348,350)	$(1,465,450)

Note G—Other Assets

Other assets for the periods indicated consisted of the following:

	As of September 30,	As of December 31,
	2008	2007
Deferred charge	$23,432	$37,412
Real estate advisory fees receivable	7,350	—
Premises and equipment	2,719	3,904
Real estate owned outside trust	827	4,571
Prepaid expenses	3,982	3,505
Investment in capital trusts	2,210	2,394
Mortgage sevicing rights	1,256	2,083
Other assets	7,841	3,325
Total other assets	$49,617	$57,194

Note H—Real Estate Owned (REO)

Real estate owned, which consists of residential real estate acquired in satisfaction of loans, is carried at the net realizable value less estimated selling and holding costs, offset by expected mortgage insurance proceeds to be received. Historically, adjustments to the loan carrying value required at the time of foreclosure are charged off against the allowance for loan losses. With the adoption of SFAS 159, initial write-downs of REO affect the estimated fair value of securitized mortgage collateral. Subsequent write-downs in the net realizable value of REO are included in losses from real estate owned in the consolidated statements of operations and comprehensive loss. REO is recorded at its estimated net realizable value at September 30, 2008 and December 31, 2007.

Activity for the Company’s REO consisted of the following:

	Nine Months Ended	Year Ended
	September 30, 2008	December 31, 2007
Beginning balance	$405,434	$137,331
Foreclosures	592,771	487,314
Liquidations	(334,058)	(219,211)
REO	$664,147	$405,434

REO inside trusts	$663,320	$400,863
REO outside trusts (1)	827	4,571
REO	$664,147	$405,434

(1)          Amount represents REO related to a former on-balance sheet securitization, which was collapsed as the result of the Company exercising its clean-up call option.  This REO is included in other assets within continuing operations.

Note I— Securitized Mortgage Borrowings

The following is selected information on securitized mortgage borrowings for the periods indicated (dollars in millions):

				Range of Percentages:
					Interest Rate	Interest Rate
	Original	Securitized mortgage borrowings			Margins over	Margins after
	Issuance	outstanding as of		Fixed Interest	One-Month	Adjustment
Year of Issuance	Amount	September 30, 2008 (1)	December 31, 2007	Rates	LIBOR (2)	Date (3)
2002	$3,876.1	$37.7	$42.1	5.25 - 12.00	0.27 - 2.75	0.54 - 3.68
2003	5,966.1	335.6	409.4	4.34 - 12.75	0.27 - 3.00	0.54 - 4.50
2004	17,710.7	2,325.8	2,751.8	3.58 - 5.56	0.25 - 2.50	0.50 - 3.75
2005	13,387.7	5,154.9	5,961.6	—	0.24 - 2.90	0.48 - 4.35
2006	5,971.4	4,652.3	5,015.7	6.25	0.10 - 2.75	0.20 - 4.125
2007	3,860.5	3,394.2	3,619.9	—	0.06 - 2.00	0.12 - 3.00
Subtotal securitized mortgage borrowings		15,900.5	17,800.5
Accrued interest expense		—	17.1
Unamortized securitization costs		—	(37.5)
Fair value adjustment		(7,113.5)	—
Total securitized mortgage borrowings		$8,787.0	$17,780.1

(1)	Outstanding balances include $61.2 million in losses allocated to bond holders. These bondholder losses will not be realized until the related trusts terminate.
(2)	One-month London Interbank Offered Rate (LIBOR) was 3.93 percent as of September 30, 2008.
(3)	Interest rate margins are generally adjusted when the unpaid principal balance of the securitized mortgage borrowings is reduced to less than 10% - 20% of the original issuance amount.

Note J— Repurchase Liabilities (Discontinued Operations)

Reverse Repurchase Facilities

The Company’s reverse repurchase agreements, included in discontinued operations, are secured by the Company’s loans held-for-sale, restricted cash and certain REOs.  The following table presents the outstanding balance of the Company’s reverse repurchase facilities as of the dates indicated:

	Discontinued Operations
	as of September 30,	as of December 31,
	2008	2007
Reverse repurchase line (1)	$194,345	$318,669
Warehouse line (2)	—	18,021
Total	$194,345	$336,690

(1)   This line, which is guaranteed by IMH, as of December 31, 2007, was in technical default of several covenants, including warehouse borrowing reduction, delivery of financial statements and financial covenants. As described below, the Company has restructured this line.

(2)   This line was paid off in full in May 2008.

In September 2008, the Company entered into an agreement to restructure its reverse repurchase line with its remaining lender. The balance of this line was $194.3 million at September 30, 2008. The agreement removes all technical defaults from financial covenant noncompliance and any associated margin calls for the term of the agreement.  The agreement calls for certain targets including a reduction of the borrowings balance to $100 million in 18 months with an advance rate of no more than 65 percent of the outstanding principal balance and $50 million in 24 months with an advance rate of no more than 55 percent of the outstanding principal balance.  By meeting these targets, the agreement term can extend to 30 months.  The agreement also calls for monthly principal paydowns of $750,000 for one month and $1.5 million thereafter until the earlier of the Company raising capital or the end of the agreement term.  If the Company is successful in raising capital, approximately 10% of the gross proceeds will be required to be paid as an additional principal paydown and the monthly principal paydown would then be reduced to $750,000.  The interest rate is LIBOR plus 325 basis points, and all cash collected from the securing mortgage loans is required to be paid to the lender.  To the extent the cash collected from the collateral is not adequate to pay the interest expense due on the borrowings, interest expense would be paid to the lender from the margin cash account or the Company’s cash balances.  Accomplishing the restructuring of this reverse repurchase line allows the Company to timely manage the remaining loans on the line for the eventual collection, refinance, sale or securitization without the risk of receiving margin calls.

Repurchase Reserve

When the Company sells loans through loan sales it is required to make normal and customary representations and warranties about the loans to the purchaser. The Company’s whole loan sale agreements generally require it to repurchase loans if the Company breaches a representation or warranty given to the loan purchaser. In addition, the Company may be required to repurchase loans as a result of borrower fraud or if a payment default occurs on a mortgage loan shortly after its sale.  During the third quarter of 2008, the Company sold $19.6 million of loans as compared to $7.9 million in the second quarter of 2008.  As of September 30, 2008 and December 31, 2007, the Company had a liability for losses on loans sold with representations and warranties totaling $13.5 million and $25.7 million, respectively, included in liabilities from discontinued operations.  During the quarter, the repurchase liability increased $0.6 million to $13.5 million.

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

The following table presents the discontinued operations’ condensed balance sheets at September 30, 2008 and December 31, 2007:

	Discontinued Operations
	as of September 30,	as of December 31,
	2008	2007
Balance Sheet Items:
Loans held-for-sale	$130,217	$279,659
Finance receivables	—	12,458
Total assets	158,468	353,250
Total liabilities	225,536	405,341
Total stockholders’ deficit	(67,068)	(52,091)

Included in total liabilities at September 30, 2008 and December 31, 2007 is a lease liability of $3.5 million and $10.9 million, respectively, which is guaranteed by IMH, related to office space that was previously occupied by the discontinued operations and is no longer being used by the Company.  The Company has subleased some of this office space.  Loans held-for-sale includes a $98.5 million and $118.4 million fair value adjustment at September 30, 2008 and December 31, 2007, respectively.

As part of the settlement of intercompany debt, certain net assets, totaling $25.6 million, were transferred from discontinued operations to continuing operations.

The following tables present discontinued operations condensed statement of operations for the three and nine month periods ended September 30, 2008 and 2007;

	Discontinued Operations
	For the Three Months Ended September 30,
	2008	2007
Income Statement Items:
Net interest income	$158	$2,777
Provision for loan losses	—	(2,807)
Change in fair value of derivative instruments	(92)	(5,979)
Other non-interest (expense) income	(12,908)	(162,138)
Non-interest expense and income taxes	(5,279)	(53,646)
Net loss	$(18,121)	$(221,793)

	Discontinued Operations
	For the Nine Months Ended September 30,
	2008	2007
Income Statement Items:
Net interest income	$3,372	$13,399
Provision for loan losses	—	(4,868)
Change in fair value of derivative instruments	20	(5,412)
Other non-interest (expense) income	(12,041)	(244,952)
Non-interest expense and income taxes	(19,832)	(106,517)
Net loss	$(28,481)	$(348,350)

Note L—Subsequent Events

On November 12, 2008, the Company and the real estate marketing company agreed to terminate the advisory services agreement.  The Company will receive approximately $37 million, inclusive of the $7.4 million receivable included in other assets in the consolidated balance sheet at September 30, 2008.

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

Forward-Looking Statements

This report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, some of which are based on various assumptions and events that are beyond our control, may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “likely,” “should,” “could,” “anticipate,” or similar terms or variations on those terms or the negative of those terms. The forward-looking statements are based on current management expectations. Actual results may differ materially as a result of several factors, including, but not limited to the following: the ongoing volatility in the mortgage and mortgage-backed securities industry and our ability to successfully manage through the current market environment; management’s ability to successfully implement future strategies and initiatives; ability to meet liquidity needs from current cash flows; our ability to reduce operating expenses and other outstanding liabilities, such as the trust preferred obligations; our ability to reduce dividend and interest payments on preferred stock and trust preferred securities; ability to continue to pay dividends on outstanding preferred stock; failure to sell, or achieve expected returns upon sale of, mortgage loans, including non-performing loans, in the secondary market due to market conditions, lack of interest or ineffectual pricing; potential difficulties in satisfying conditions set forth in the restructured repurchase facility; our ability to obtain additional financing and the terms of any financing that we do obtain; inability to effectively liquidate properties; increase in loan repurchase requests and ability to adequately settle repurchase obligations; risks related to the acquisition of a special servicing platform, which will involve or require, among other things, continuing due diligence, which could reveal matters not now known that affect our decision to seek to complete the acquisition on different terms than those announced or at all, obtaining necessary approvals and consents, including regulatory approvals related to servicing, which consents and approvals may be delayed or unobtainable, difficulties and delays in obtaining regulatory approvals for the proposed transaction, potential difficulties in meeting conditions set forth in the definitive purchase agreement, and the parties’ timely performance of their respective pre-closing covenants and the satisfaction of other conditions, some of which may be beyond the control of the parties or render the acquisition uneconomical; the Company’s ability to successfully integrate the new servicing platform with its existing services;  impairments on our mortgage assets; increases in default rates or losses on mortgage loans underlying our mortgage assets; inability to implement strategies effectively to increase cure rates, reduce delinquencies or mitigate losses on mortgage loans; changes in assumptions regarding estimated loan losses or fair value amounts; the ability of our common stock and Series B and C preferred stock to continue trading in an active market; the loss of executive officers and other key management employees; the outcome of litigation or regulatory actions pending against us or other legal contingencies; and our compliance with applicable local, state and federal laws and regulations and other general market and economic conditions.

For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the period ended December 31, 2007, the other reports we file under the Securities and Exchange Act of 1934, and the additional risk factors set forth below in this quarterly report and those filed for the previous 2008 quarterly periods. This document speaks only as of its date and we do not undertake, and specifically disclaim any obligation, to publicly release the results of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

Status of Operations, Liquidity and Capital Resources

Real estate prices have fallen significantly since the peak levels in 2006.  During the third quarter of 2008, the credit and housing markets continued to suffer from significant market disruption due to continued deterioration of the real estate and credit markets.  The federal government has taken steps to attempt to stabilize the housing and credit markets.  At this time, the government’s actions have not affected the Company’s financial position or operations.

In 2007 and 2008, management has been seriously challenged by the unprecedented turmoil in the mortgage market, including the following: significant increases in delinquencies and foreclosures; significant increases in credit-related losses; decline in originations; tightening of warehouse credit and the virtual elimination of the market for loan securitizations.  As a result, the Company discontinued certain operations, resolved and terminated all but one of our reverse repurchase facilities and settled a portion of our outstanding repurchase claims, while also reducing our operating costs and liabilities in 2007.

During the third quarter of 2008, the Company continued to fund its operations with revenues and cash flows from real estate advisory fees and its residual interests in securitizations and master servicing fees generated from the long-term mortgage portfolio.  Continued deterioration in the housing and credit markets may have a significant impact on these revenues and cash flows.

In the first quarter of 2008, we entered into an agreement with a real estate marketing company to generate advisory fees.  The real estate marketing company specializes in the marketing of foreclosed properties.  During the three and nine months ended September 30, 2008, we earned $7.0 million and $15.6 million, respectively, from this relationship.  On November 12, 2008, the Company and the real estate marketing company agreed to terminate the advisory services agreement.  The Company will receive approximately $37 million, inclusive of the $7.4 million receivable included in other assets in the consolidated balance sheet at September 30, 2008.

The Company’s intent is to align the costs of its operations to the cash flows from our long-term mortgage portfolio (residual interests in securitizations), master servicing portfolio and real estate advisory fees.  However, we have intentionally maintained certain personnel to allow us to explore future business opportunities.  We are investigating opportunities to restructure the trust preferred securities and/or reduce or eliminate dividend payments on the Company’s preferred stock.

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

In September 2008, the Company entered into an agreement to restructure its reverse repurchase line with its remaining lender.  The balance of this line was $194.3 million at September 30, 2008.  The agreement removes all technical defaults from financial covenant noncompliance and any associated margin calls for the term of the agreement.  The agreement calls for certain targets including a reduction of the borrowings balance to $100 million in 18 months with an advance rate of no more than 65 percent of the outstanding principal balance and $50 million in 24 months with an advance rate of no more than 55 percent of the outstanding principal balance.  By meeting these targets, the agreement term can extend to 30 months.  The agreement also calls for monthly principal paydowns of $750,000 for October 2008, then $1.5 million thereafter until the earlier of the Company raising capital or the end of the agreement term.  If the Company is successful in raising capital, approximately 10% of the gross proceeds will be required to be paid as an additional principal paydown and the monthly principal paydown would then be reduced to $750,000.  The interest rate is LIBOR plus 325 basis points, and all cash collected from the securing mortgage loans is required to be paid to the lender.  To the extent the cash collected from the collateral is not adequate to pay the interest expense due on the borrowings, interest expense would be paid to the lender from the margin cash account or the Company’s cash balances.  Accomplishing the restructuring of this reverse repurchase line allows the Company to manage the remaining loans on the line for the eventual collection, refinance, sale or securitization without the risk of receiving margin calls.

In order to reduce dividend payments on its preferred stock, the Company is considering exchanging the preferred stock for common stock.  In July 2008, our stockholders approved the potential issuance of common shares in excess of 20 percent of our existing common shares.  This exchange could offer the current preferred stockholders greater liquidity as common stockholders and could reduce dividend obligations for the Company.

The Company paid its October 2008 trust preferred interest payment as part of its negotiations to restructure or exchange the current trust preferred securities for new securities with a lower interest rate or reductions in principal.  To date, the Company has been unsuccessful in completing these negotiations.

Although we do not believe that we need additional capital to fund the operations of the special servicer, we are exploring opportunities to raise capital.  There can be no assurance that we will be successful in raising additional capital.

We can not provide assurance that we will be successful in accomplishing our objectives outlined above, including a reduction of interest rates for the trust preferred securities or the exchange of preferred stock for common stock or reducing the dividend.  In the event we are not successful, we intend to reduce operating expenses to a level that is supportable by the revenues from the existing long-term mortgage portfolio (residual interests in securitizations), master servicing portfolio, real estate advisory fees and any new businesses.

If we are not successful in completing the objectives outlined above, we may not be able to satisfy our contractual obligations for the next year, including repayment of the restructured reverse repurchase line, interest payments on trust preferred securities and preferred stock dividends.

At September 30, 2008, the Company had $5.5 million in stockholders’ equity.  To understand the financial position of the Company better, we believe it is important to understand the composition of the Company’s stockholders’ equity (deficit) and to which segment of the business it relates.  At September 30, 2008, the equity (deficit) within our continuing and discontinued operations was comprised of the following significant assets and liabilities:

	Condensed Components of Stockholders’ Equity (Deficit) by Segment
	As of September 30, 2008
	Continuing	Discontinued
	Operations	Operations	Total
Cash	$24,536	$13	$24,549
Residual interests in securitizations (1)	31,609	—	31,609
Mortgage servicing rights (1)	11,674	—	11,674
Advisory fees receivable	7,350	—	7,350
Trust preferred securities ($99,244 par)	(35,898)	—	(35,898)
Repurchase liabilities (2)	—	(56,378)	(56,378)
Lease liability (3)	(5,479)	(3,525)	(9,004)
Deferred charge	23,432	—	23,432
Net other assets (liabilities)	15,354	(7,178)	8,176
Stockholders’ equity (deficit)	$72,578	$(67,068)	$5,510

(1)	Included in mortgage servicing rights is $10.4 million in master servicing rights associated with our consolidated securitizations, which is included in securitized mortgage collateral.
(2)	Balance includes the net amount owed to our lender, which is guaranteed by IMH, and the repurchase reserve.
(3)	Guaranteed by IMH.

Continuing operations

We currently have three primary sources of cash earnings:

•                  cash flows from the long-term mortgage portfolio (residual interests in securitizations);

•                  master servicing fees from the long-term mortgage portfolio; and

•                  real estate advisory fees

Since our consolidated and unconsolidated securitization trusts are non-recourse, we have netted trust assets and liabilities to present the Company’s interest in these trusts more simply, which are considered our residual interests in securitizations.  We receive cash flows from our residual interests in securitizations to the extent they are available after required distributions to bondholders and maintaining overcollateralization levels within the trusts.  The estimated fair value of the residual interests, represented by the difference in the fair value of trust assets (excluding the $10.4 million in master servicing rights which are included in the basis of securitized mortgage collateral) and trust liabilities, was $31.6 million at September 30, 2008.

The Company acts as the master servicer for mortgages included in our CMO and REMIC securitizations.  The master servicing fees we earn are generally 0.03 percent per annum on the declining principal balances of these mortgages plus interest income on cash held until remitted to investors.  Master servicing rights retained in connection with consolidated securitizations are included in securitized mortgage collateral in the Company’s consolidated balance sheet.  Master servicing rights retained in connection with unconsolidated securitizations are included in other assets.  The carrying amount of master servicing rights was $11.7 million at September 30, 2008, including $10.4 million included in securitized mortgage collateral.

For the three months ended September 30, 2008 and 2007, we paid $2.0 million and $3.7 million in interest on trust preferred securities and preferred stock dividends, respectively.  For the nine months ended September 30, 2008 and 2007, we paid $6.0 million and $11.2 million in interest on trust preferred securities and preferred stock dividends, respectively.  As of the filing date of this report, the Company is current on all dividend and interest payments.

At September 30, 2008, we had deferred charges of $23.4 million representing the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH in prior years.  This balance is recorded as required by GAAP and does not have any realizable cash value.

Net other assets include $2.7 million in premises and equipment, $2.2 million in investment in capital trusts and $4.0 million in prepaid expenses.

At September 30, 2008, cash within our continuing operations decreased to $24.5 million from $26.0 million at June 30, 2008.

Discontinued operations

The Company’s most significant liabilities at September 30, 2008 relate to its repurchase liabilities and a lease liability within discontinued operations.

The repurchase liabilities consist of a repurchase reserve and the net amount owed to our lenders which is collateralized by loans held-for-sale, restricted cash balances and certain real estate owned and other assets.  The balance of our reverse repurchase line was approximately $194.3 million at September 30, 2008.  We are currently distributing all principal and interest received from the collateral securing the reverse repurchase line to the lender.  As described above, in September 2008, the Company restructured this line.

We were required to make normal and customary representations and warranties about the loans we had previously sold to investors. Our whole loan sale agreements generally required us to repurchase loans if we breached a representation or warranty given to the loan purchaser. In addition, we also could be required to repurchase loans as a result of borrower fraud or if a payment default occurs on a mortgage loan shortly after its sale.  During the quarter, the repurchase liability increased $0.6 million to $13.5 million.  Determination of the repurchase liability is an estimate of losses from expected repurchases, and is based, in part, on the recent settlement of claims.

In connection with the discontinuation of our non-conforming mortgage, retail mortgage, warehouse lending and commercial operations, a significant amount of office space that was previously occupied is no longer being used by the Company.  The Company has subleased some of this office space.  At September 30, 2008, the Company had a liability of $5.5 million and $3.5 million included within continuing operations and discontinued operations, respectively, representing the present value of the minimum lease payments over the remaining life of the lease, offset by the expected proceeds from sublet revenue related to this office space.

Market Conditions

The mortgage market faced continued adversity through the filing date of this document as the continued broad repricing of mortgage credit risk continued the severe contraction in market liquidity. Furthermore, the market has continued to try to quantify the ultimate loss rates that are going to be experienced in the underlying assets in asset backed securities.

Conditions in the secondary markets (the markets in which we historically sold or securitized mortgage loans), which dramatically worsened during the third quarter of 2007 and into 2008, continue to be depressed as investor concerns over credit quality and a weakening of the United States housing market have remained high. As a result, the capital markets remain very volatile and illiquid and have effectively been unavailable to the Company. The Company believes the existing conditions in the secondary markets are unprecedented and, as such, inherently involve significant risks and uncertainty. These conditions could continue to adversely impact the performance of our long-term investment portfolio.

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

Normal market trading activity through the third quarter of 2008 continued to be unusually light as uncertainty related to future loss estimates and the lack of liquidity made it difficult for willing buyers and sellers to agree on prices. This condition was particularly acute with respect to securities backed by Alt-A loans where market participants were setting price levels based on widely varied opinions about future loan performance and loan loss severity. While the early credit performance for these securities has been clearly far worse than initial expectations, the ultimate level of realized losses will largely be influenced by events that will likely unfold over the next several years, including the severity of housing price declines and the overall strength of the economy.

The deteriorating market for subprime residential real estate loans is illustrated in the ABX 2007-1 Index shown below by initial rating. This index shows market prices for designated groups of subprime securities by credit rating.  The chart is shown here as an illustration of the price volatility in the general mortgage market since the beginning of last year and does not reflect actual pricing on IMH bonds, which are backed by Alt-A loans rather than subprime loans.  This index, which does not include any IMH bonds, is being used for illustrative purposes only because it is a single-family mortgage index that has traded consistently in recent years.  There is currently no comparable index for Alt-A mortgage product, but the general direction and magnitude of price movement in the index is reflective of the general price movement experienced by the Company.  As shown below, the ABX 2007-1 Index displays dramatic declines in the value of such securities.

Impact of Recent Market Activity

As a result of the Company’s inability to sell or securitize non-conforming loans, the Company discontinued funding loans. Because the Company stopped funding loans, the Company discontinued substantially all of its mortgage (including commercial) and warehouse lending operations during the second half of 2007.

In addition to the inability of the Company to sell loans, the Company’s investment in securitized non-conforming loans has deteriorated in value primarily from estimated losses. As a result of continued deterioration in the real estate market through September 30, 2008, the Company increased its loan loss estimates primarily due to increased delinquencies in its long-term investment portfolio and increased loss severities related to the sale and liquidation of real estate owned properties.  The decline in single-family home prices can be seen in the chart below.

As depicted in the chart above, average home prices peaked in 2006 at 226.29 and continued their dramatic decline through August 2008.  The Standard & Poor’s/Case-Shiller 10-City Composite Home Price Index (the Index) for August 2008 was 176.60 (with the base of 100.00 for January 2000) and hasn’t been this low since June 2004 when the Index was 179.45.  Beginning in the third quarter of 2007, the Company believes there is a correlation between the borrowers’ perceived equity in their homes and defaults.  The original loan-to-value (defined as loan amount as a percentage of collateral value, “LTV”) and original combined loan-to-value (defined as first lien plus total subordinate liens to collateral value, “CLTV”) ratios of single-family mortgage remaining in the Company’s securitized mortgage collateral as of September 30, 2008 was 73 percent and 84 percent, respectively.  The LTV and CLTV ratios may have increased from origination date as a result of the deterioration of the real estate market.  We believe that home prices that have declined below the borrower’s original purchase price have a higher risk of default within our portfolio. Based on the Index, home prices have declined 22 percent through August 2008. Further, we believe the home prices in California and Florida, the states with the highest concentration of our mortgages, have declined even further than the Index.  As a result, we have dramatically increased our loan loss estimates, which are a primary assumption used in the valuation of securitized mortgage collateral and borrowings.

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

Recurring basis

Investment Securities Available-for-Sale. Pursuant to the Company’s adoption of SFAS 159, the Company elected to carry all of its investment securities available-for-sale at fair value.  These investment securities are recorded at fair value and consist primarily of non-investment grade mortgage-backed securities.  The fair value of the investment securities are measured based upon our expectation of inputs that other market participants would use.  Such assumptions include our judgments about the underlying collateral, prepayment speeds, credit losses, and certain other factors.  Given the market disruption and lack of observable market data as of September 30, 2008, the fair value of the investment securities available-for-sale were measured using significant internal expectations of market participants’ assumptions. At September 30, 2008, investment securities available-for-sale were classified as Level 3 fair value measurements.

Securitized Mortgage Collateral – Pursuant to the Company’s adoption of SFAS 159, the Company elected to carry all of its securitized mortgage collateral at fair value.  These assets consist primarily of Alt-A mortgage loans securitized between 2002 and 2007.  Fair value measurements are based on the Company’s estimated cash flow models, which incorporate assumptions, inputs of other market participants and quoted prices for the underlying bonds.  The Company’s assumptions include our expectations of inputs that other market participants would use. These assumptions include our judgments about the underlying collateral, prepayment speeds, credit losses, and certain other factors.  At September 30, 2008, securitized mortgage collateral was classified as Level 3 fair value measurements based on the lack of observability of significant inputs to the model.

Securitized Mortgage Borrowings - Pursuant to the Company’s adoption of SFAS 159, the Company elected to carry all of its securitized mortgage borrowings at fair value.  These borrowings consist of individual tranches of bonds issued by securitization trusts and are primarily backed by Alt-A mortgage loans.  Fair value measurements include our judgments about the underlying collateral assumptions such as prepayment speeds, credit losses, and certain other factors and are based upon quoted prices for the individual tranches of bonds, if available.  At September 30, 2008, securitized mortgage borrowings were classified as Level 3 fair value measurements based on the lack of observability of significant inputs to the model.

Trust Preferred Securities - Pursuant to the Company’s adoption of SFAS 159, the Company elected to carry all of its trust preferred securities at fair value.  These securities were measured based upon an analysis prepared by the Company, which included a comparison to the terms of the Company’s preferred stock and the expected terms of restructuring negotiations with a majority of the trust preferred debt holders.  At September 30, 2008 trust preferred securities were classified as Level 3 fair value measurements based on the lack of observability of market inputs.

Derivative Assets and Liabilities. For non-exchange traded contracts, fair value is based on the amounts that would be required to settle the positions with the related counterparties as of the valuation date.   Valuations of derivative assets and liabilities are based on observable market inputs, if available.  To the extent observable market inputs are not available, fair values measurements include the Company’s judgments about the future cash flows, forward interest rates and certain other factors, including counterparty risk.  With the issuance of SFAS 157, these values must also take into account the Company’s own credit standing, to the extent applicable, thus included in the valuation of the derivative instrument is the value of the net credit differential between the counterparties to the derivative contract.  At September 30, 2008, derivative assets and liabilities were classified as Level 3 fair value measurements based on the lack of observability of market inputs.

On September 15, 2008, Lehman Brothers Holdings Inc. (“LBHI”) filed a petition for protection under Chapter 11 of the U.S. Bankruptcy Code. As of that date, LBHI, through affiliated companies, was an interest rate swap counterparty to several of the Company’s CMO and REMIC securitizations.  As the related securitization trusts are non-recourse to the Company, the Company is not required to replace or otherwise settle any derivative positions affected by counterparty default within the consolidated trusts.  At September 30, 2008, the estimated value of these derivatives is included in derivative liabilities in the consolidated balance sheet.

Non-recurring basis

The Company is required to measure certain assets at fair value from time-to-time.  These fair value measurements typically result from the application of specific accounting pronouncements under GAAP.  The fair value measurements are considered non-recurring fair value measurements under SFAS 157.

Loans Held-for-Sale - Loans held-for-sale for which the fair value option was not elected are carried at lower of cost or market (LOCOM).  When available, such measurements are based upon what secondary markets offer for portfolios with similar characteristics, and are considered Level 2 measurements. If market pricing is not available, such measurements are significantly impacted by our expectations of other market participants’ assumptions, and are considered Level 3 measurements.  Loans held-for-sale, which are primarily included in assets of discontinued operations, are considered Level 3 measurements at September 30, 2008 based on the lack of observability of market inputs.

Mortgage Servicing Rights - Mortgage servicing rights (MSR), for which the fair value option was not elected are carried at LOCOM.  MSRs are not traded in an active market with observable prices.  The Company utilizes internal pricing processes to estimate the fair value of MSRs, which are based on assumptions the Company believes would be used by market participants.  MSRs, which are included in other assets, are considered Level 3 measurements at September 30, 2008.

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

Interest Income and Interest Expense

Pursuant to the adoption of SFAS 159 on January 1, 2008, interest income and expense on the collateral and borrowings in our securitized trusts is based on effective yields.  The effective yield is the rate used to derive the fair value of the assets and liabilities in the securitized trusts.  Interest income and interest expense is calculated based on the estimated effective yields in the trusts multiplied by the fair value of the mortgage collateral and borrowings.

Selected Financial Results for the Three Months Ended September 30, 2008

Continuing Operations

•                  Net earnings of $1.9 million for the third quarter of 2008 compared to a net loss of $969.4 million for the third quarter of 2007.

•                  Net interest income of $3.0 million for the third quarter of 2008 primarily from our long-term mortgage portfolio as compared to net interest income of $12.0 million for the third quarter of 2007.

•                  Master servicing fees of $1.4 million for the third quarter of 2008 as compared to $1.7 million for the third quarter of 2007.

•                  Real estate advisory fees of $7.0 million for the third quarter of 2008 as compared to zero for the third quarter of 2007.

Discontinued Operations

•                  Net loss of $18.1 million for the third quarter of 2008 compared to a net loss of $221.8 million for the third quarter of 2007.

•                  Reverse repurchase agreements were $194.3 million at September 30, 2008 compared to $336.7 million at December 31, 2007.

•                  Loans held-for-sale were $130.2 million, including a fair value adjustment of $98.5 million at September 30, 2008 compared to loans held-for-sale of $165.6 million, including a $106.9 million fair value adjustment at June 30, 2008.  The decline in loans held-for-sale is primarily related to increased foreclosures, loan sales and additional fair value adjustments.

Selected Financial Results for the Nine Months Ended September 30, 2008

Continuing Operations

•                  Net loss of $19.0 million for the first nine months of 2008 compared to a net loss of $1.1 billion for the first nine months of 2007.

•                  Net interest income of $14.6 million for the first nine months of 2008 primarily from our long-term mortgage investment portfolio as compared to net interest income of $27.8 million for the first nine months of 2007.

•                  Master servicing fees of $4.4 million for the first nine months of 2008 as compared to $4.9 million for the first nine months of 2007.

•                  Real estate advisory fees of $15.6 million for the first nine months of 2008 as compared to zero for the first nine months of 2007.

Discontinued Operations

•                  Net loss of $28.5 million for the first nine months of 2008 compared to a net loss of $348.4 million for the first nine months of 2007.

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

Financial Condition and Results of Operations

Financial Condition

Condensed Balance Sheet Data

	September 30,	December 31,	Increase	%
	2008	2007	(Decrease)	Change
Securitized mortgage collateral	$8,264,413	$16,532,633	$(8,268,220)	(50)%
Assets of discontinued operations	158,468	353,250	(194,782)	(55)
Derivative assets	251	7,497	(7,246)	(97)
Real estate owned (REO)	663,320	400,863	262,457	65
Other assets	79,009	96,829	(17,820)	(18)
Total assets	$9,165,461	$17,391,072	$(8,225,611)	(47)%

Securitized mortgage borrowings	$8,787,013	$17,780,060	$(8,993,047)	(51)%
Liabilities of discontinued operations	225,536	405,341	(179,805)	(44)
Other liabilities	147,402	283,399	(135,997)	(48)
Total liabilities	9,159,951	18,468,800	(9,308,849)	(50)
Total stockholders’ equity (deficit)	5,510	(1,077,728)	1,083,238	101
Total liabilities and stockholders’ equity	$9,165,461	$17,391,072	$(8,225,611)	(47)%

Total assets and liabilities were $9.2 billion and $9.2 billion as of September 30, 2008, respectively, as compared to $17.4 billion and $18.5 billion as of December 31, 2007, respectively.  The decreases in total assets and liabilities were primarily the result of the Company electing to adopt SFAS 159 for a significant portion of the Company’s financial instruments.  The adoption of SFAS 159 resulted in the reduction of the carrying basis of certain financial instruments (securitized mortgage collateral and borrowings and trust preferred securities) to fair value at January 1, 2008.  Future changes in the fair value of these and other financial instruments are recognized in earnings.  Upon adoption, securitized mortgage collateral and securitized mortgage borrowings were reduced by $0.8 billion and $1.9 billion, respectively.  During the first nine months, the net change in the fair value of securitized mortgage collateral and securitized mortgage borrowings included in earnings was $(5.6) billion and $5.7 billion, respectively.

Our residual interests in securitizations are segregated between our single-family (SF) residential and multi-family (MF) residential portfolios and are represented by the difference between trust assets (including investment securities available-for-sale and excluding the $10.4 million in master servicing rights included within the basis of securitized mortgage collateral) and trust liabilities.  Forecasted voluntary and involuntary prepayment estimates for single-family and multi-family loans for the next 12 months range from 12 percent and 28 percent for the 2002-2003 vintage years, respectively, and 7 percent and 15 percent for the 2007 vintage year, respectively.  The decline in the fair value of residual interests in securitizations is primarily due to increases in credit losses, delinquencies and overall reductions in real estate prices.  The following table presents the estimated fair value of our residual interests and related assumptions used to derive these values at September 30, 2008:

				Fair Value Measurement Assumptions
	Residual Interests by Vintage Year			Lifetime Loss Estimate		SF Discount
	SF	MF	Total	SF	MF	Rate (1)
2002-2003 (2)	$11,288	$6,441	$17,729	2%	1%	30%
2004	2,240	4,652	6,892	3%	1%	40%
2005	106	457	563	8%	1%	50%
2006 (3)	398	5,572	5,970	21%	6%	50%
2007	—	455	455	27%	7%	50%
Total	$14,032	$17,577	$31,609

(1)	The discount rate for all multi-family residual interests is 30 percent at September 30, 2008.
(2)

2002-2003 vintage year includes CMO 2007-A, due to performance, which uses a 40 percent discount rate and was securitized in 2007 from collapsed securitizations which were originally securitized in 2002, 2003 and 2004.

(3)	2006 vintage year includes ISAC 2005-2, due to performance, and the fact that it was a REMIC like all other 2006 securitizations.

The following table presents selected financial data as of the dates indicated:

	As of and Year-to-Date Ended,
	September 30,	December 31,	September 30,
	2008	2007	2007
Prior 12-month (CPR) - Single-family	14%	25%	30%
Prior 12-month (CPR) - Multi-family	11%	9%	8%
Total non-performing loans	$2,687,680	$2,131,537	$1,434,137
Total non-performing loans to total loans	16.5%	11.7%	7.2%
Total non-performing assets (1)	$3,355,838	$2,543,775	$1,800,198
Total non-performing assets to total assets (2)	36.6%	14.6%	9.3%

(1)	Non-performing assets include non-performing loans and REO
(2)

For 2008, with the adoption of SFAS 159, securitized mortgage collateral is recorded at fair value and as a result of current market conditions has significantly decreased. The decrease in the fair value of securitized mortgage collateral resulted in significant decreases in total assets at September 30, 2008 compared to prior periods. This decrease in total assets, along with the increases in non-performing assets has resulted in higher total non-performing assets to total assets.

We believe that in order for us to generate positive cash flows and earnings we must successfully manage the following primary operational and market risks:

•      liquidity risk;

•      credit risk;

•      interest rate risk; and

•      prepayment risk.

Liquidity Risk.  Refer to “Status of Operations, Liquidity and Capital Resources.”

Credit Risk. We manage credit risk by actively managing delinquencies and defaults through our servicers. Starting with the second half of 2007 we have not retained any additional Alt-A mortgages in our long-term mortgage portfolio. Our securitized mortgage collateral primarily consisting of Alt-A mortgages which are generally within typical Fannie Mae and Freddie Mac guidelines but that have loan characteristics, including higher loan balances, higher loan-to-value ratios or lower documentation requirements (including stated-income loans), that may make them non-conforming under those guidelines.

As of September 30, 2008, the original weighted average credit score of single-family and multi-family securitized mortgage collateral was 701 and 732, an original weighted average LTV ratio of 73 and 66 percent and an original CLTV of 84 percent and 66 percent, respectively.  The LTV and CLTV ratios may have increased from origination date as a result of the deterioration of the real estate market.

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

We use the Mortgage Bankers Association (MBA) method to define delinquency as a contractually required payment being 30 days or more past due.  We measure delinquencies from the date of the last payment due date in which a payment was received.  Delinquencies for loans 60 days late or greater, foreclosures and delinquent bankruptcies were $3,140.7 million or 19.3 percent as of September 30, 2008.

The following table summarizes non-performing loans that we own, including securitized mortgage collateral, loans held for long-term investment and loans held-for-sale for continuing and discontinued operations combined, that were 60 or more days delinquent (utilizing the MBA method) for the periods indicated:

	As of September 30,		As of December 31,
	2008	%	2007	%
Loans held-for-sale (1)
60 - 89 days delinquent	$13,117	0%	$45,121	2%
90 or more days delinquent	46,467	1%	51,294	2%
Foreclosures (2)	62,581	2%	23,936	1%
Total delinquent loans held-for-sale	122,165	4%	120,351	5%

Securitized mortgage collateral
60 - 89 days delinquent	$439,909	14%	$490,946	18%
90 or more days delinquent	833,472	27%	773,816	29%
Foreclosures (2)	1,527,771	49%	1,093,385	41%
Delinquent bankruptcies (3)	217,389	7%	189,106	7%
Total delinquent long-term mortgage portfolio	3,018,541	96%	2,547,253	95%
Total delinquent loans	$3,140,706	100%	$2,667,604	100%
Total loans	$16,270,192		$18,252,197

(1)	Loans held-for-sale are substantially included in discontinued operations in the consolidated balance sheets.
(2)	Represents properties in the process of foreclosure.
(3)	Represents bankruptcies that are 30 days or more delinquent.

The following table summarizes securitized mortgage collateral, loans held-for-investment, loans held-for-sale and real estate owned, that were non-performing for continuing and discontinued operations combined for the periods indicated:

	As of September 30,		As of December 31,
	2008	%	2007	%
90 or more days delinquent, foreclosures and delinquent bankruptcies	$2,687,680	80%	$2,131,537	84%
Real estate owned	668,158	20%	412,238	16%
Total non-performing assets	$3,355,838	100%	$2,543,775	100%

Non-performing assets consist of mortgages that are 90 days or more delinquent, including loans in foreclosure and delinquent bankruptcies. It is our policy to place a mortgage on non-accrual status when it becomes 90 days delinquent and to reverse from revenue any accrued interest, except for interest income on securitized mortgage collateral when the scheduled payment is received from the servicer.  The servicers are required to advance principal and interest on loans within the trusts to the extent the advances are considered recoverable.  As of September 30, 2008, non-performing assets as a percentage of the total assets was 36.6 percent compared to 14.6 percent as of December 31, 2007.  At September 30, 2008, with the adoption of SFAS 159, securitized mortgage collateral is recorded at fair value and as a result of current market conditions has significantly decreased.  The decrease in the fair value of securitized mortgage collateral resulted in significant decreases in total assets at September 30, 2008 compared to prior periods.  This decrease in total assets, along with the increases in non-performing assets has resulted in higher total non-performing assets to total assets.

Real estate owned, which consists of residential real estate acquired in satisfaction of loans, is carried at the lower of cost or net realizable value less estimated selling costs. Historically, adjustments to the loan carrying value required at the time of foreclosure were charged against the allowance for loan losses. With the adoption of SFAS 159, the Company no longer maintains an allowance for loan losses and adjustments to the carrying value of REO at the time of foreclosure are included in the change in the fair value of net trust assets.  Changes in the Company’s estimates of net realizable value subsequent to the time of foreclosure and through the time of ultimate disposition are recorded as gains or losses from real estate owned in the consolidated statement of operations and comprehensive loss.  Real estate owned at September 30, 2008 increased $255.9 million or 62.1 percent from December 31, 2007 as a result of an increase in foreclosures from higher delinquencies and deterioration in the prevailing real estate market and, in part, due to borrowers’ inability to obtain replacement financing in conjunction with rising borrowing costs due to resets, reduced housing demand in the marketplace and lower housing prices.

We realized a loss on sale of real estate owned in the amount $10.1 million and $4.8 million for the three and nine months ended September 30, 2008, respectively, as compared to a loss of $5.6 million and $6.7 million for the three and nine months ended September 30, 2007, respectively.  Additionally, for the three and nine months ended September 30, 2008, the Company recorded an unrealized loss on the net realizable value of the REO in the amount of $5.6 million and $19.9 million, respectively, which reflects the decline in value of the REO from the foreclosure date.

The following table presents the balances and related activity of the real estate owned for continuing operations:

	Nine Months Ended	Year Ended
	September 30, 2008	December 31, 2007
Beginning balance	$405,434	$137,331
Foreclosures	592,771	487,314
Liquidations	(334,058)	(219,211)
REO	$664,147	$405,434

REO inside trusts	$663,320	$400,863
REO outside trusts (1)	827	4,571
REO	$664,147	$405,434

In calculating the cash flows to assess the fair value of the securitized mortgage collateral the Company estimates the lifetime losses embedded in our loan portfolio. In evaluating the adequacy of the lifetime losses, management takes many factors into consideration. For instance, a detailed analysis of historical loan performance data is accumulated and reviewed. This data is analyzed for loss performance and prepayment performance by product type, origination year and securitization issuance. The data is also broken down by collection status. Our estimate of the required lifetime losses for these loans is developed by estimating both the rate of default of the loans and the amount of loss in the event of default. The rate of default is assigned to the loans based on their attributes (e.g., original loan-to-value, borrower credit score, documentation type, geographic location, etc.) and collection status. The rate of default is based on analysis of migration of loans from each aging category. The loss severity is determined by estimating the net proceeds from the ultimate sale of the foreclosed property. The results of that analysis are then applied to the current mortgage portfolio and an estimate is created. We believe that pooling of mortgages with similar characteristics is an appropriate methodology in which to evaluate the lifetime loan losses.

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

Interest Rate Risk. Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

Prepayment Risk. The Company uses prepayment penalties as a method of partially mitigating prepayment risk for those borrowers that have the ability to refinance.  Mortgage industry evidence suggests that changes in home appreciation rates and lower payment option mortgage products over the last three years had been a significant factor affecting borrowers refinancing decisions. As mortgage rates increase and housing prices decline, borrowers will find it more difficult to refinance to obtain cheaper financing. If borrowers are unable to pay their mortgage payments at the adjusted rate, delinquencies may increase. The three-month average combined voluntary prepayment rate of single-family and multi-family loans held as securitized mortgage collateral decreased to 10 percent at September 30, 2008 from 17 percent as of December 31, 2007.

As of September 30, 2008, the twelve-month combined CPR of single-family and multi-family loans held as securitized mortgage collateral was 13 percent as compared to a 24 percent twelve-month average CPR as of December 31, 2007. Prepayment penalties are charged to borrowers for mortgages that are paid early and recorded as interest income.

Results of Operations

For the Three and Nine Months Ended September 30, 2008 compared to the Three and Nine Months Ended September 30, 2007

Condensed Statements of Operations Data

	For the Three Months Ended September 30,
			Increase	%
	2008	2007	(Decrease)	Change
Interest income	$397,445	$310,006	$87,439	28%
Interest expense	394,431	298,003	96,428	32
Net interest income	3,014	12,003	(8,989)	(75)
Provision for loan losses	—	789,445	(789,445)	n/a
Net interest income (expense) after provision for loan losses	3,014	(777,442)	780,456	100
Total non-interest income (expense)	11,473	(182,243)	193,716	106
Total non-interest expense	7,333	6,701	632	9
Income tax expense	5,253	3,056	2,197	72
Net earnings (loss) from continuing operations	1,901	(969,442)	971,343	100
Loss from discontinued operations, net	(18,121)	(221,793)	203,672	92
Net loss	$(16,220)	$(1,191,235)	$1,175,015	99%

Net loss per share - diluted	$(0.26)	$(15.70)	$15.44	98%
Dividends declared per common share	$—	$—	$—	n/a %

	For the Nine Months Ended September 30,
			Increase	%
	2008	2007	(Decrease)	Change
Interest income	$1,077,256	$931,196	$146,060	16%
Interest expense	1,062,637	903,377	159,260	18
Net interest income	14,619	27,819	(13,200)	(47)
Provision for loan losses	—	979,740	(979,740)	n/a
Net interest income (expense) after provision for loan losses	14,619	(951,921)	966,540	102
Total non-interest income (expense)	1,715	(134,042)	135,757	101
Total non-interest expense	21,395	19,125	2,270	12
Income tax expense	13,980	12,012	1,968	16
Net loss from continuing operations	(19,041)	(1,117,100)	1,098,059	98
Loss from discontinued operations, net	(28,481)	(348,350)	319,869	92
Net loss	$(47,522)	$(1,465,450)	$1,417,928	97%

Net loss per share - diluted	$(0.77)	$(19.41)	$18.64	96%
Dividends declared per common share	$—	$0.10	$(0.10)	n/a %

Net Interest Income

We earn net interest income primarily from mortgage assets which include securitized mortgage collateral, loans held-for-sale and investment securities available-for-sale, or collectively, “mortgage assets,” and, to a lesser extent, interest income earned on cash and cash equivalents. Interest expense is primarily interest paid on borrowings on mortgage assets, which include securitized mortgage borrowings, reverse repurchase agreements and borrowings secured by investment securities available-for-sale. With the adoption of SFAS 159, net interest income during the quarter represents the effective yield, based on the fair value of the trust assets and liabilities.  During 2007, net interest income included (1) amortization of acquisition costs on mortgages acquired from the mortgage operations, (2) accretion of loan discounts, which primarily represented the amount allocated to mortgage servicing rights when they are sold to third parties and mortgages are transferred to the long-term investment operations from the mortgage operations and retained for long-term investment, (3) amortization of securitization costs and, to a lesser extent, (4) amortization of bond discounts.

The following table summarizes average balance, interest and weighted average yield on mortgage assets and borrowings on mortgage assets, included within continuing and discontinued operations, for the periods indicated:

	For the Three Months Ended September 30,
	2008			2007
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
MORTGAGE ASSETS
Subordinated securities collateralized by mortgages	$8,322	$560	26.92%	$14,443	$1,459	40.41%
Securitized mortgage collateral (1)	9,659,897	396,695	16.43%	19,662,219	307,433	6.25%
Loans held-for-investment and held-for-sale (2)	152,115	2,043	5.37%	1,222,466	23,229	7.60%
Finance receivables	—	—	0.00%	38,819	1,584	16.32%
Total mortgage assets\ interest income	$9,820,334	$399,298	16.26%	$20,937,947	$333,705	6.38%

BORROWINGS
Securitized mortgage borrowings	$10,142,072	$392,271	15.47%	$19,458,646	$295,325	6.07%
Reverse repurchase agreements	208,949	2,039	3.90%	1,225,321	21,959	7.17%
Total borrowings on mortgage assets\ interest expense	$10,351,021	$394,310	15.24%	$20,683,967	$317,284	6.14%

Net Interest Spread (3)		$4,988	1.03%		$16,421	0.24%
Net Interest Margin (4)			0.20%			0.31%

	For the Nine Months Ended September 30,
	2008			2007
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
MORTGAGE ASSETS
Subordinated securities collateralized by mortgages	$11,250	$1,980	23.47%	$24,723	$4,767	25.71%
Securitized mortgage collateral (1)	11,666,313	1,073,580	12.27%	20,502,803	930,086	6.05%
Loans held-for-investment and held-for-sale (2)	182,683	9,492	6.93%	1,347,949	64,541	6.38%
Finance receivables	—	—	0.00%	277,410	9,776	4.70%
Total mortgage assets\ interest income	$11,860,246	$1,085,052	12.20%	$22,152,885	$1,009,170	6.07%

BORROWINGS
Securitized mortgage borrowings	$11,988,676	$1,055,519	11.74%	$20,135,424	$893,253	5.91%
Reverse repurchase agreements	241,961	7,197	3.97%	1,654,003	72,932	5.88%
Total borrowings on mortgage assets\ interest expense	$12,230,637	$1,062,716	11.59%	$21,789,427	$966,185	5.91%

Net Interest Spread (3)		$22,336	0.61%		$42,985	0.16%
Net Interest Margin (4)			0.25%			0.26%

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

Net interest income spread for the third quarter of 2008 decreased $11.4 million to $5.0 million as compared to the third quarter of 2007.  The decrease in net interest income was primarily due to declines in outstanding balances and the effective yield recognized based on the fair values of the related securitized collateral and borrowings.  During the quarter, the yield on mortgage assets increased to 16.26 percent from 6.38 percent for the comparable 2007 period. The yield on total borrowings increased to 15.24 percent for the quarter from 6.14 percent for the comparable period.  The increase in the securitized mortgage collateral and borrowings yields is primarily a result of the adoption of SFAS 159 and the related recognition of interest income and interest expense using effective yields for the three months ended September 30, 2008, based on fair value, as compared to using effective interest rates using the historical basis in the loans in the prior period.  As the market’s expectation of future credit losses has increased, the market has demanded higher yields, as investors require a higher yield on these financial assets and liabilities.

Net interest income spread for the first nine months of 2008 decreased $20.6 million to $22.3 million as compared to the first nine months of 2007.  The decrease in net interest income was primarily due to declines in outstanding balances and the effective yield recognized based on the fair values of the related securitized collateral and borrowings.  During the first nine months, the yield on mortgage assets increased to 12.20 percent from 6.07 percent for the comparable 2007 period. The yield on total borrowings increased to 11.59 percent for the first nine months from 5.91 percent for the comparable period.  The increase in the securitized mortgage collateral and borrowing yields is primarily a result of the adoption of SFAS 159 and the related recognition of interest income and interest expense using effective yields for the nine months ended September 30, 2008, based on fair value, as compared to using effective interest rates using the historical basis in the loans in the prior period.  As the market’s expectation of future credit losses has increased, the market has demanded higher yields, as investors require a higher yield on these financial assets and liabilities.

Non-Interest Income

	For the Three Months Ended September 30,
			Increase	%
	2008	2007	(Decrease)	Change
Change in fair value of derivative instruments	—	(106,532)	106,532	n/a	%
Change in fair value of net trust assets, excluding REO	7,778	—	7,778	n/a
Change in fair value of trust preferred securities	10,494	—	10,494	n/a
Losses from real estate owned	(15,685)	(45,941)	30,256	66
Real estate advisory fees	7,039	—	7,039	n/a
Other	1,847	(29,770)	31,617	106
Total non-interest income	$11,473	$(182,243)	$193,716	106%

Change in Fair Value of Derivative Instruments. The change in the fair value of derivative instruments increased by $106.5 million during the third quarter of 2008 as compared to the third quarter of 2007, as the Company no longer recognizes the derivative fair value adjustments as a separate component of non-interest income.  As a result of the adoption of SFAS 159 the Company now recognizes changes in the fair value of derivative instruments as a component of the change in fair value of net trust assets.  The change in fair value of derivative instruments was a loss of $10.9 million during the third quarter of 2008.

Change in Fair Value of Net Trust Assets.  The Company recognized a $7.8 million gain from the change in fair value of net trust assets, which is comprised of a gain from the decrease of fair value of securitized mortgage borrowings of $2.4 billion, loss in the fair value of derivatives instruments of $10.9 million and losses on the reduction in fair value of securitized mortgage collateral and investment securities available-for-sale of $2.4 billion, and $3.1 million, respectively.  The overall reduction in fair value of the investment securities available-for-sale, securitized mortgage collateral and securitized mortgage borrowings is the result of increased credit losses related to increasing delinquencies, foreclosures and higher loss severities resulting from home price declines.  The decline in net derivative liabilities is the result of decreases in London Interbank Offered Rate (LIBOR) reflected in the forward yield curve.

Change in the Fair Value of Trust Preferred Securities.  During the third quarter of 2008, the Company recognized a gain in the amount of $10.5 million as a result of a decrease in the fair value of the trust preferred securities.

	For the Nine Months Ended September 30,
			Increase	%
	2008	2007	(Decrease)	Change
Change in fair value of derivative instruments	—	(32,860)	32,860	n/a	%
Change in fair value of net trust assets, excluding REO	145	—	145	n/a
Change in fair value of trust preferred securities	5,473	—	5,473	n/a
Losses from real estate owned	(24,771)	(75,161)	50,390	67
Real estate advisory fees	15,581	—	15,581	n/a
Other	5,287	(26,021)	31,308	120
Total non-interest income	$1,715	$(134,042)	$135,757	101%

Change in Fair Value of Derivative Instruments. The change in the fair value of derivative instruments increased by $32.9 million during the first nine months of 2008 as compared to the first nine months of 2007, as the Company no longer recognizes the derivative fair value adjustments as a separate component of non-interest income.  As a result of the adoption of SFAS 159 the Company now recognizes changes in the fair value of derivative instruments as a component of the change in fair value of net trust assets.  The change in fair value of derivative instruments was a loss of $94.4 million during the first nine months of 2008.

Change in Fair Value of Net Trust Assets.  The Company recognized a $145 thousand gain from the change in fair value of net trust assets, which is comprised of a gain on the reduction of the fair value of securitized mortgage borrowings of $5.7 billion, loss on the reduction in fair value of derivatives instruments of $94.4 million and losses on the reduction in fair value of securitized mortgage collateral and investment securities available-for-sale of $5.6 billion and $8.9 million, respectively.  The overall reduction in fair value of the investment securities available-for-sale, securitized mortgage collateral and securitized mortgage borrowings is the result of increased credit losses related to increasing delinquencies, foreclosures and higher loss severities resulting from home price declines.  The decline in net derivative liabilities is the result of decreases in London Interbank Offered Rate (LIBOR) reflected in the forward yield curve.

Change in the Fair Value of Trust Preferred Securities.  During the first nine months of 2008 the Company recognized a gain in the amount of $5.5 million as a result of a decrease in the fair value of the trust preferred securities.

Non-Interest Expense

Changes in Non-Interest Expense

	For the Three Months Ended September 30,
			Increase	%
	2008	2007	(Decrease)	Change
General and administrative	$4,951	$4,213	$738	18%
Personnel expense	2,382	2,488	(106)	(4)
Total operating expense	$7,333	$6,701	$632	9%

Total non-interest expenses increased on a quarter-over-quarter basis as general and administrative costs increased $738 thousand (18 percent) during the third quarter of 2008 as compared to same period in 2007, which was primarily attributable to an increase in professional expenses.  Personnel expense decreased $106 thousand on a quarter-over-quarter basis.

Changes in Non-Interest Expense

	For the Nine Months Ended September 30,
			Increase	%
	2008	2007	(Decrease)	Change
General and administrative	$13,864	$14,173	$(309)	(2)%
Personnel expense	7,531	4,952	2,579	52
Total operating expense	$21,395	$19,125	$2,270	12%

Total non-interest expenses increased as personnel expense increased $2.6 million (52 percent) during the first nine months of 2008 as compared to same period in 2007, as a greater amount of the Company’s personnel costs are being utilized within the continuing operations versus discontinued operations.  The $309 thousand decrease in general and administrative costs is primarily attributable to a decrease in data processing, communications costs, and occupancy expense offset by an increase in professional expenses.

Results of Operations by Business Segment

Continuing Operations

Condensed Statements of Operations Data

	For the Three Months Ended September 30,
			Increase	%
	2008	2007	(Decrease)	Change
Net interest income	$3,014	$12,003	$(8,989)	(75)%
Provision for loan losses	—	789,445	(789,445)	n/a
Net interest income (expense) after provision for loan losses	3,014	(777,442)	780,456	100

Change in fair value of derivative instruments	—	(106,532)	106,532	n/a
Change in fair value of net trust assets, excluding REO	7,778	—	7,778	n/a
Losses from real estate owned	(15,685)	(45,941)	30,256	66
Real estate advisory fees	7,039	—	7,039	n/a
Other non-interest income (expense)	12,341	(29,770)	42,111	141
Total non-interest income (expense)	11,473	(182,243)	193,716	106

Non-interest expense and income taxes	12,586	9,757	2,829	29
Net earnings (loss) from continuing operations	$1,901	$(969,442)	$971,343	100%

Net earnings for the quarter ended September 30, 2008 increased $971.3 million as compared to the third quarter of 2007.  The primary reason for the reduction in net loss is the adoption of SFAS 159 for securitized mortgage collateral, borrowings and trust preferred securities.  The Company no longer records a provision for loan losses ($789.4 million for the third quarter of 2007) under SFAS 159 as the losses are included in the estimate of fair value for the securitized mortgage collateral.  The change in fair value of derivative instruments ($106.5 million loss for the third quarter of 2007), is now included in the change in fair value of net trust assets, which consisted of a $10.9 million loss on derivatives for the third quarter of 2008.  The fair value of trust preferred securities decreased $10.5 million during the third quarter of 2008 and is included in other non-interest income.

Condensed Statements of Operations Data

	For the Nine Months Ended September 30,
			Increase	%
	2008	2007	(Decrease)	Change
Net interest income	$14,619	$27,819	$(13,200)	(47)%
Provision for loan losses	—	979,740	(979,740)	n/a
Net interest income (expense) after provision for loan losses	14,619	(951,921)	966,540	102

Change in fair value of derivative instruments	—	(32,860)	32,860	n/a
Change in fair value of net trust assets, excluding REO	145	—	145	n/a
Losses from real estate owned	(24,771)	(75,161)	50,390	67
Real estate advisory fees	15,581	—	15,581	n/a
Other non-interest income (expense)	10,760	(26,021)	36,781	141
Total non-interest income (expense)	1,715	(134,042)	135,757	101

Non-interest expense and income taxes	35,375	31,137	4,238	14
Net loss from continuing operations	$(19,041)	$(1,117,100)	$1,098,059	98%

Net loss for the nine months ended September 30, 2008 decreased $1.1 billion as compared to the nine months ended September 30, 2007.  The primary reason for the reduction in net loss is the result of the adoption of SFAS 159 for securitized mortgage collateral, borrowings and trust preferred securities.  The Company no longer records a provision for loan losses ($979.7 million for the first nine months of 2007) under SFAS 159 as the losses are included in the estimate of fair value for the securitized mortgage collateral.  The change in fair value of derivative instruments ($32.9 million loss for the first nine months of 2007), is now included in the change in fair value of net trust assets, which consisted of a $94.4 million loss on derivatives for the first nine months of 2008 The fair value of trust preferred securities decreased $5.5 million during the first nine months of 2008 and is included in other non-interest income.

Discontinued Operations

Condensed Statements of Operations Data

	For the Three Months Ended September 30,
			Increase	%
	2008	2007	(Decrease)	Change
Net interest income	$158	$2,777	$(2,619)	(94)%
Provision for loan losses	—	(2,807)	2,807	n/a
Net interest income (expense) after provison for loan losses	$158	$(30)	$188	(627)

Loss on sale of loans	(12,279)	(144,868)	132,589	92
Provision for repurchases	(1,060)	(15,718)	14,658	93
Other income (loss)	339	(7,530)	7,869	105
Personnel expense	(3,979)	(17,072)	13,093	77
Non-interest expense and income taxes	(1,300)	(36,575)	35,275	96
Net loss	$(18,121)	$(221,793)	$203,672	92%

Net loss for the discontinued operations decreased $203.7 million primarily due to the following changes:

•                  decrease of $132.6 million in loss on sale of loans.

•                  decrease of $14.7 million in provision for repurchases

•                  decrease of $35.3 million in non-interest expense and income taxes.

•                  decrease in personnel expense of $13.1 million.

Loss on sale of loans decreased $132.6 million to a $12.3 million loss in the third quarter of 2008.  For the three months ended September 30, 2008, gain on sale of loans was $1.3 million, offset by a $13.6 million charge in additional LOCOM adjustments as a result of continued deterioration of loans held-for-sale.  This is compared to a loss on whole loan sales of $39.1 million and additional LOCOM adjustments of $105.7 million for the comparable period of 2007.

Provision for repurchases decreased to $1.1 million for the third quarter of 2008 as compared to $15.7 million in 2007.  The reduction is the result of fewer whole loan sales and a reduction in the amount of repurchase requests.

The decrease in personnel expense during the quarter was a result of more costs being allocated to continuing operations due to the discontinuation of the mortgage operations.

Non-interest expense decreased $35.3 million during the third quarter of 2008 due to certain non-recurring charges in the prior year.  In the third quarter 2007, the Company recorded a restructuring charge of $6.5 million related to lease costs associated with facilities that were no longer used and a $12.8 million impairment on property plant and equipment in which the book value exceeded fair value at September 30, 2007.

	For the Nine Months Ended September 30,
			Increase	%
	2008	2007	(Decrease)	Change
Net interest income	$3,372	$13,399	$(10,027)	(75)%
Provision for loan losses	—	(4,868)	4,868	n/a
Net interest income after provison for loan losses	$3,372	$8,531	$(5,159)	(60)

Loss on sale of loans	(20,990)	(185,196)	164,206	89
Provision for repurchases	7,375	(46,436)	53,811	116
Other income (loss)	1,594	(18,733)	20,327	109
Personnel expense	(12,953)	(56,635)	43,682	77
Non-interest expense and income taxes	(6,879)	(49,881)	43,002	86
Net loss	$(28,481)	$(348,350)	$319,869	92%

Net loss for the discontinued operations decreased $319.9 million primarily due to the following changes:

•                  decrease of $164.2 million in loss on sale of loans.

•                  decrease of $53.8 million in provision for repurchases.

•                  decrease in personnel expense of $43.7 million.

•                  decrease of $43.0 million in non-interest expense and income taxes.

Loss on sale of loans decreased $164.2 million to a $21.0 million loss in the first nine months of 2008.  For the nine months ended September 30, 2008, gain on sale of loans was $8.9 million, offset by a $29.9 million charge in additional LOCOM adjustments as a result of continued deterioration of loans held-for-sale.  This is compared to a loss on whole loan sales of $44.6 million and additional LOCOM adjustments of $140.6 million for the comparable period of 2007.

Provision for repurchases decreased to $7.4 million for the first nine months of 2008 as compared to a loss of $46.4 million in 2007.  The reduction is the result of settlements of $122.3 million in repurchase obligations during the first half of 2008, combined with fewer whole loan sales and a reduction in the amount of repurchase requests during the nine months ended September 30, 2008.

Non-interest expense decreased $43.0 million during the first nine months of 2008 due to certain non-recurring charges in the prior year.  In the third quarter 2007, the Company recorded a restructuring charge of $6.5 million related to lease costs associated with facilities that were no longer used and a $12.8 million impairment on property plant and equipment in which the book value exceeded fair value at September 30, 2007.

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

Management’s Remediation Plan

The Company’s management has continued to remediate the material weakness identified in Management’s Report on Internal Control over Financial Reporting as of December 31, 2007 by taking the following actions:

•	effective February 2008, we appointed Todd Taylor as Interim Chief Financial Officer and as Chief Financial Officer in November 2008, and

•	we hired additional resources for the accounting and finance departments on a contract basis to help perform certain accounting functions, until management can employ a more permanent solution.

We believe that our disclosure controls and procedures, including our control over financial reporting, have improved since year-end due to the scrutiny of such matters by our management and Audit Committee and the changes described above.  However, the Company believes the material weakness related to our effectiveness of internal control over financial reporting is not fully remediated as of September 30, 2008.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Please refer to IMH’s report on Form 10-K for the year ended December 31, 2007 and reports on Form 10-Q for the periods ending March 31, 2008 and June 30, 2008 for a description of other litigation and claims.

ITEM 1A:      RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2007 and our quarterly reports on Form 10-Q for the period ended March 31, 2008 and June 30, 2008, include a detailed discussion of additional risk factors. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K, in addition to the March 31, 2008 and June 30, 2008 Form 10-Qs.

Our ability to utilize our net operating losses and certain other tax attributes may be limited.

As of December 31, 2007, we had net operating losses (NOLs) of approximately $159.7 million for federal income tax purposes and approximately $463.9 million for state income tax purposes.  Utilization of the NOLs and tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code, and similar state provisions due to ownership change limitations that have occurred previously or that could occur in the future.  These ownership changes may limit the amount of NOL and tax credit carryforwards and other deferred tax assets that can be utilized to offset future taxable income and income tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period.  To the extent that we consummate an exchange offer of our preferred stock, we believe that the exchange of the preferred stock for common stock may result in an ownership change as defined under Section 382 of the Internal Revenue Code, which would be expected to create annual limitations on the Company’s ability to utilize NOL and tax credit carryovers.  Such limitations would result in approximately $223.1 million of tax benefits related to NOL and tax credit carryforwards that will expire unused.  Any limitation on our NOL carryforwards that could be used to offset post-ownership change taxable income would adversely affect our liquidity and cash flow in the event we become profitable.  However, even if no ownership change occurs, we may not generate sufficient taxable income in future periods to be able to realize the tax benefits of our NOL carryforwards.

Issuances of additional share of Common Stock may adversely affect its market price and significantly dilute stockholders.

In order to support our business objectives, we may raise capital through the sale of equity.  We may also issue additional shares of common stock if we consummate an exchange offer of our Series B Preferred Stock and Series C Preferred Stock.  The issuance or sale, or the proposed sale, of substantial amounts of our common stock in the public market could materially adversely effect the market price of our common stock or other outstanding securities.  We do not know the actual or perceived effect of these issuances, the timing of any offerings or issuances of securities, the potential dilution of the book value or earnings per share of our securities then outstanding and the effect on the market price of our securities then outstanding.

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

ITEM 5:         OTHER INFORMATION

Termination of Advisory Services Agreement

In the first quarter of 2008, we entered into an agreement with a real estate marketing company to generate advisory fees. The real estate marketing company specializes in the marketing of foreclosed properties. On November 12, 2008, the Company and the real estate marketing company agreed to terminate the advisory services agreement. The Company will receive approximately $37 million, inclusive of the $7.4 million receivable included in other assets in the consolidated balance sheet at September 30, 2008.

ITEM 6:         EXHIBITS

(a)   Exhibits:

10.1

Amended and Restated Master Purchase Agreement between UBS Real Estate Securities, Inc., Impac Funding Corporation, Impac Mortgage Holdings, Inc. and Impac Warehouse Lending Group, Inc. dated as of September 11, 2008.

10.1(a)	Waiver Agreement with UBS Real Estate Securities, Inc., dated September 11, 2008.
10.1(b)	Fee Letter with UBS Real Estate Securities, Inc., dated September 11, 2008.
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: November 12, 2008