Form 10-K
period 2008-12-31
IMPAC MORTGAGE HOLDINGS INC
filed 2009-03-13
CIK 1000298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year-ended December 31, 2008 or

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value

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

As of June 30, 2008, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $56.6 million, based on the closing sales price of common stock on the New York Stock Exchange on that date. For purposes of the calculation only, all directors and executive officers of the registrant have been deemed affiliates. There were 7,618,146 shares of common stock outstanding as of March 6, 2009.

IMPAC MORTGAGE HOLDINGS, INC.
2008 FORM 10-K ANNUAL REPORT

IMPAC MORTGAGE HOLDINGS, INC.
2008 FORM 10-K ANNUAL REPORT

PART I

ITEM 1. BUSINESS

           Impac Mortgage Holdings, Inc. (the Company or IMH) is a Maryland corporation incorporated in August 1995 and has the following subsidiaries: IMH Assets Corp. (IMH Assets), Impac Warehouse Lending Group, Inc. (IWLG), and Impac Funding Corporation (IFC), together with its wholly-owned subsidiaries Impac Secured Assets Corp. (ISAC), Impac Commercial Capital Corporation (ICCC).

           Through June 2007, the Company accumulated more than $1.6 billion of residential and commercial mortgages in the ordinary course of business, which it intended to sell or securitize to third-party investors. The Company had historically completed securitizations of mortgages on a regular basis. However, in early July 2007, wholesale and securitization markets for mortgages were virtually eliminated and the Company was unable to permanently finance the accumulated mortgages through securitization.

           The Company had financed the accumulation of these mortgages through the use of reverse repurchase financings with various lenders. Beginning in July 2007, when the wholesale and securitization markets for these mortgages ceased to exist, the Company received a significant amount of margin calls from its lenders. Through December 2007 the Company settled all but one of these reverse repurchase financings at substantial losses. In September 2008, the Company entered into an agreement to restructure its remaining reverse repurchase financing (Restructured Financing). See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for a more detailed discussion of this agreement.

           During late 2007, as a result of the disruption in the mortgage market and the Company's inability to sell or securitize mortgages, the Company's Board of Directors elected to discontinue the mortgage and retail operations conducted by IFC, the commercial operations conducted by ICCC, and the warehouse lending operations conducted by IWLG (collectively, the discontinued operations).

           At December 31, 2008, discontinued operations primarily include the management of our loans held-for-sale portfolio to liquidate the loans in a manner to maximize proceeds to pay back the related Restructured Financing and minimize or settle repurchase liability exposure. At December 31, 2008, the outstanding balance of the Restructured Financing was approximately $189 million and was principally secured by mortgages with unpaid principal balances of approximately $216 million and restricted cash of $19 million. When the Company sold loans through whole loan sales it was required to make normal and customary representations and warranties about the loans to the purchaser. The Company's whole loan sale agreements generally required it to repurchase loans if the Company breaches a representation or warranty given to the loan purchaser. In addition, the Company may be required to repurchase loans as a result of borrower fraud or if a payment default occurs on a mortgage loan shortly after its sale. At December 31, 2008 and 2007, the Company had a liability for losses on loans sold with representations and warranties totaling $13.9 million and $25.7 million, respectively, included in liabilities from discontinued operations in the Company's consolidated balance sheets.

           During 2008, the Company's continuing operations included the long-term mortgage portfolio (principally consolidated and non-consolidated securitizations with $14.8 billion in principal balance of mortgage loans), the master servicing portfolio and real estate advisory fees from the Company's advisory services agreement with a real estate marketing company. During the fourth quarter of 2008, the Company and the real estate marketing company agreed to terminate the advisory services agreement for a fee of $27 million.

           The severe national recession and more particularly the very depressed real estate and mortgage markets, along with the Company's adoption of fair value accounting for a significant percentage of its balance sheet, have caused negative fair value adjustments of $8.2 billion through 2008 to a balance of $5.9 billion at December 31, 2008 for the securitized mortgage collateral. Offsetting the adjustments to securitized mortgage collateral were positive fair value adjustments of $9.1 billion through 2008 to the related non-recourse securitized mortgage borrowings, to a balance of $6.2 billion at December 31, 2008. At December 31, 2008, after the reduction in the fair value of net trust assets, the estimated fair value of the Company's net trust assets (residual interests in securitizations) was $28 million, which represents our estimated maximum exposure to additional market related losses for these net assets. Total trust assets and total trust liabilities in these securitizations represent 96.7 and 96.4 percent of our total assets and liabilities at December 31, 2008, respectively.

           During late 2008 and into 2009, the Company has begun to initiate new mortgage-related fee based businesses, which are all in the early stages of formation and as such we are unable to comment on their viability or success. In order to initiate these new business opportunities, the Company has maintained certain personnel.

           The Company intends to revoke its REIT election, effective January 1, 2009, and become taxable as a regular corporation. The Company believes that maintaining our continuing qualification as a REIT will not be a benefit to our stockholders.

           In December 2008, the Company amended it charter to affect a ten-for-one reverse split of its outstanding shares of common stock. All share and per share amounts have been restated to reflect this reverse split. There was no change in the number of authorized shares as a result of the reverse stock split.

           The information contained throughout this document is presented on a continuing basis, unless otherwise stated.

Forward-Looking Statements

           This report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, some of which are based on various assumptions and events that are beyond our control, may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "likely," "should," "could," "anticipate," or similar terms or variations on those terms or the negative of those terms. The forward-looking statements are based on current management expectations. Actual results may differ materially as a result of several factors, including, but not limited to the following: the ongoing volatility in the mortgage industry; our ability to successfully manage through the current market environment; our ability to meet liquidity needs from current cash flows or generate new sources of revenue; management's ability to successfully initiate mortgage-related fee-based business strategies; the ability to make interest and dividend payments; our ability to reduce dividend and interest payments on preferred stock and trust preferred securities; increases in default rates and mortgage related losses; potential difficulties in satisfying conditions (payment and covenants) in the Restructured Financing; our ability to obtain additional financing and the terms of any financing that we do obtain; inability to effectively liquidate properties to mitigate losses; increase in loan repurchase requests and ability to adequately settle repurchase obligations; decreases in value of our residual interests that differ from our assumptions; the ability of our common stock and preferred stock to continue trading in an active market; the outcome of litigation or regulatory actions pending against us or other legal contingencies; and our compliance with applicable local, state and federal laws and regulations and other general market and economic conditions.

           For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see Item 1.A "Risk Factors" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report. This document speaks only as of its date and we do not undertake, and specifically disclaim any obligation, to publicly release the results of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

Market Conditions

           During 2007 and 2008, the Company has been significantly affected by concerns over credit quality, declining home prices and the general economic environment. These concerns have led to deterioration in the value and quality of the Company's loans held-for-sale and long-term mortgage portfolio, as evidenced by the significant increases in delinquencies, foreclosures and credit losses. Existing conditions are unprecedented and inherently involve significant risks and uncertainty to the Company. In response to the overall market conditions beginning in 2007, the Company discontinued several businesses and continues to adjust its business strategies to adapt to the current business environment.

           The mortgage market has faced continued adversity as the broad repricing of mortgage credit risk continued to cause the severe contraction in market liquidity. Market conditions were particularly acute with respect to securities backed by non-conforming (including Alt-A loans, which were the Company's primary single-family loan product) where market participants were setting price levels based on widely varied opinions about investor yield requirements, future loan performance and loan loss severity. Furthermore, the market has continued to try to quantify the ultimate loss rates that are going to be experienced in the underlying assets in asset backed securities.

           Conditions in the secondary markets (the markets in which we historically sold or securitized mortgage loans), which dramatically worsened during the third quarter of 2007 and throughout 2008, continue to be depressed with investor concerns over credit quality and a deteriorating United States economy and housing market. As a result, the capital markets remain very volatile and illiquid and have effectively been unavailable to the Company.

           The deteriorating market for subprime residential real estate loans is illustrated in the ABX 2007-1 Index shown below by initial rating. The index shows market prices for designated groups of subprime securities by credit rating. The chart is shown here as an illustration of the price volatility in the general non-conforming mortgage market since the beginning of 2007 and does not reflect actual pricing on IMH bonds, which are backed by Alt-A loans rather than subprime loans. The index, which does not include any IMH bonds, is being used for illustrative purposes only because it is a non-conforming single-family mortgage index that has traded consistently in recent years. We believe there is currently no comparable index for Alt-A mortgage product, but the general direction and magnitude of price movement in the index is reflective of the general price movement experienced by the Company's securities. As shown below, the ABX 2007-1 Index displays dramatic declines in the value of such securities.

Effects of Recent Market Activity

           As a result of the Company's inability to sell or securitize non-conforming loans during the second half of 2007, the Company discontinued funding loans. As a result, the Company discontinued substantially all of its mortgage (non-conforming single-family loans and commercial loans, which consist primarily of multi-family loans) and warehouse lending operations. Based on current market conditions, the Company's investment in securitized non-conforming loans (residual interests) has deteriorated in value primarily from increased investor yield requirements and estimated losses. As a result of continued deterioration in the real estate market in 2008, the Company increased its loss estimates primarily due to increased delinquencies in the loans underlying the residual interests and increased loss severities related to the sale and liquidation of real estate owned properties. The decline in single-family home prices can be seen in the chart below.

           As depicted in the chart above, average home prices peaked in June 2006 at 226.29 and continued their dramatic decline through December 2008. The Standard & Poor's Case-Shiller 10-City Composite Home Price Index (the Index) for December 2008 was 162.17 (with the base of 100.00 for January 2000) and hasn't been this low since December 2003 when the Index was 161.27. Beginning in the third quarter of 2007, the Company believes there is a correlation between the borrowers' perceived equity in their homes and defaults. The original loan-to-value (defined as loan amount as a percentage of collateral value, "LTV") and original combined loan-to-value (defined as first lien plus total subordinate liens to collateral value, "CLTV") ratios of single-family mortgages remaining in the Company's securitized mortgage collateral as of December 31, 2008 was 73 percent and 84 percent, respectively. The current LTV and CLTV ratios likely increased from origination date as a result of the deterioration in the real estate market. We believe that home prices that have declined below the borrower's original purchase price have a higher risk of default within our portfolio. Based on the Index, home prices have declined 28 percent through December 2008 from the 2006 peak. Further, we believe the home prices in California and Florida, the states with the highest concentration of our mortgages, have declined even further than the Index. As a result, we have dramatically increased our loss estimates, which are a primary assumption used in the valuation of securitized mortgage collateral and borrowings.

Continuing Operations

           During 2008, the Company's continuing operations included the long-term mortgage portfolio (principally residual interests in securitizations), the master servicing portfolio and real estate advisory fees from the Company's advisory services agreement with a real estate marketing company. During the fourth quarter of 2008, the Company and the real estate marketing company agreed to terminate the advisory services agreement for a fee of $27 million.

Long-Term Mortgage Portfolio

           The long-term mortgage portfolio includes adjustable rate and, to a lesser extent, fixed rate Alt-A single-family residential mortgages and commercial (primarily multi-family) mortgages that were acquired and originated by the Company. Alt-A mortgages are primarily first lien mortgages made to borrowers whose credit is generally within typical Fannie Mae and Freddie Mac guidelines, but have loan characteristics that make them non-conforming under those guidelines.

           For instance, Alt-A mortgages frequently may have had loan balances in excess of maximum Fannie Mae and Freddie Mac lending limits and may not have certain documentation or verifications that are required by Fannie Mae and Freddie Mac and, therefore, in making our credit decisions, we were more reliant upon the borrower's credit score and the adequacy of the underlying collateral.

           Commercial mortgages (consisting primarily of multi-family residential loans) were primarily adjustable rate mortgages with initial fixed interest rate periods of two-, three-, five-, seven- and ten-years that subsequently converted to adjustable rate mortgages, or (hybrid ARMs.) Commercial mortgages have interest rate floors, which are the initial start rate, in some circumstances, lock out periods and prepayment penalty periods of three-, five- seven- and ten-years. Commercial mortgages have provided greater asset diversification on our balance sheet as borrowers of commercial mortgages typically have higher credit scores and commercial mortgages typically have a lower LTV.

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

           The non-conforming single-family residential and commercial mortgages that we retained were primarily adjustable rate mortgages, or "ARMs," hybrid ARMs and fixed rate mortgages, or "FRMs." The interest rate on ARMs are typically tied to an index, usually the six-month London Interbank Offered Rate, or "LIBOR," plus a spread and adjust periodically (typically semi-annually), subject to lifetime interest rate caps and periodic interest rate and payment caps. The initial interest rates on ARMs are typically lower than average comparable FRMs but may be higher than average comparable FRMs over the life of the mortgage. Hybrid ARMs are mortgages with maturity periods ranging from 15 to 30 years with initial fixed interest rate periods generally ranging from two to ten years, which subsequently adjust to ARMs. The majority of mortgages retained by the long-term investment operations have prepayment penalty features with prepayment penalty periods ranging from six months to seven years. Prepayment penalties may be assessed to the borrower if the borrower refinances or, in some cases, sells the home.

           During 2008, the long-term investment operations did not retain any mortgages as the Company did not acquire, originate or securitize any loans in 2008.

           The following table presents selected information on the characteristics of the mortgages remaining in our securitized mortgage collateral, for the periods indicated:

	Residential As of December 31,			Commercial As of December 31,
	2008	2007	2006	2008	2007	2006
Percent of Alt-A mortgages	99%	99%	99%	N/A	N/A	N/A
Percent of option ARMs (1)	0%	0%	0%	N/A	N/A	N/A
Percent of non-hybrid ARMs	4%	4%	7%	1%	2%	2%
Percent of two year hybrids ARMs	13%	15%	26%	0%	0%	0%
Percent of three year hybrids ARMs	9%	10%	13%	0%	0%	0%
Percent of all other hybrid ARMs	48%	46%	34%	98%	98%	98%
Percent of FRMs	26%	25%	20%	1%	1%	0%
Percent of interest-only	72%	72%	72%	15%	16%	14%
Weighted average coupon	7%	7%	7%	6%	6%	6%
Weighted average margin	3%	3%	4%	3%	3%	3%
Weighted average original LTV	73%	73%	74%	66%	66%	66%
Weighted average original CLTV (1)	84%	84%	85%	66%	66%	66%
Weighted average original credit score	701	699	697	732	732	730
Percent with original prepayment penalty	65%	66%	68%	100%	100%	100%
Prior 3-month constant prepayment rate	10%	18%	39%	9%	12%	6%
Prior 12-month prepayment rate	11%	25%	38%	10%	9%	8%
Lifetime prepayment rate	26%	28%	29%	7%	6%	6%
Weighted average debt service coverage ratio	N/A	N/A	N/A	1.30	1.30	1.27
Percent of mortgages in California	51%	51%	51%	60%	61%	63%
Percent of purchase transactions	52%	54%	58%	49%	49%	51%
Percent of owner occupied	77%	77%	78%	N/A	N/A	N/A
Percent of first lien	98%	98%	99%	100%	100%	100%
N/A = Not Applicable

(1)
The Company previously originated option ARMs, which allow the borrower the ability to pay an amount less than the interest due. The Company has historically sold all option ARMs originated. Option ARMs represented less than one half of one percent of the long-term mortgage portfolio for the years presented above.

           For additional information regarding the long-term mortgage portfolio refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," Note D—"Securitized Mortgage Collateral and Allowance for Loan Losses," and Note P—"Securitized Mortgage Collateral and Loans Held-for-Investment" in the notes to the consolidated financial statements.

Master Servicing

           We have retained master servicing rights on substantially all of our non-conforming single-family residential and commercial mortgage acquisitions and originations that we retained or sold through REMIC securitizations. Our function as master servicer includes collecting loan payments from loan servicers and remitting loan payments, less master servicing fees receivable and other fees, to a trustee or other purchaser for each series of mortgage-backed securities or mortgages master serviced. In addition, as master servicer, we monitor compliance with our servicing guidelines and are required to perform, or to contract with a third party to perform, all obligations not adequately performed by any loan servicer. We may also be required to advance funds or we may cause our loan servicers to advance funds to cover principal and interest payments not received from borrowers depending on the status of their mortgages. We also earn income or incur expense on principal and interest payments we receive from our borrowers until those payments are remitted to the investors in those mortgages. Master servicing fees are generally 0.03 percent per annum on the declining principal balances of the mortgages serviced. Cash flows from master servicing began to decline significantly as interest rates declined toward the end of 2008 and the amount we earn on balances held has reduced. At December 31, 2008, we were the master servicer for approximately 65,400 mortgages with a principal balance of approximately $18.3 billion. At December 31, 2008, the Company's master servicing solely for unconsolidated securitizations included approximately $2.6 billion in servicing of which $0.8 billion of those loans were more than 60 days past due from the previous remittance date.

Real Estate Advisory Agreement

           During 2008, the Company entered into an agreement with a real estate marketing company to generate advisory fees. The real estate marketing company specialized in the marketing of foreclosed properties. During the year, the Company earned $18.4 million in real estate advisory fees plus a $27.0 million fee for agreeing to terminate this relationship in the fourth quarter of 2008.

Discontinued Operations

           Discontinued operations primarily include the management of our loans held-for-sale portfolio to liquidate the loans in a manner to maximize proceeds to pay back the related Restructured Financing and minimize or settle repurchase liability exposure.

Regulation

           Prior to the discontinuation of our mortgage and commercial operations, we established underwriting guidelines that included provisions for inspections and appraisals, required credit reports on prospective borrowers and determined maximum loan amounts. Our mortgage acquisition and origination activities were subject to, among other laws, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, Fair Credit Reporting Act, Fair and Accurate Credit Transaction Act, Fair Housing Act, Gramm-Leach, Bliley Act, Telephone Consumer Protection Act, Can Spam Act, Real Estate Settlement Procedures Act and Home Mortgage Disclosure Act and the regulations promulgated thereunder. These laws and regulations, among other things, prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs, prohibit the payment of kickbacks for the referral of business incident to a real estate settlement service, limit payment for settlement services to the reasonable value of the services rendered and goods furnished, restrict the marketing practices we used to find customers, require us to safeguard non-public information about our customers and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution, price and income level. Our mortgage acquisition and origination activities were also subject to state and local laws and regulations, including state licensing laws, anti-predatory lending laws, and may also be subject to applicable state usury statutes. IFC was an approved Fannie Mae seller/servicer, an approved servicer of Freddie Mac, and an approved Housing and Urban Development "HUD" lender. In addition, IFC was required annually to submit to Fannie Mae, Freddie Mac, and HUD audited financial statements, or the equivalent, according to the financial reporting requirements of each regulatory entity for its sellers/ servicers. IFC's affairs were also subject to examination by Fannie Mae and Freddie Mac at any time to assure compliance with applicable regulations, policies and procedures. Also refer to "Regulatory Risks" under Item 1A. Risk Factors for a further discussion of regulations that may affect our Company.

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

           The continuing operations derive the majority of its cash flows from the long term mortgage portfolio, which is sensitive to credit losses recognized at the disposition of the foreclosed loans. The Company's losses are a result of supply and demand in the real estate market, and as the supply of real estate continues to grow from builders and other banks trying to dispose of their real estate holdings. The Company could experience increased loss severities, which could diminish the cash flows from the long term mortgage portfolio. Additionally the lack of competition in the mortgage market has created an environment where lending has become scarce resulting in less realized demand for real estate, which may exacerbate loss severities even further.

           Risk factors, as outlined below, provide additional information related to risks associated with competition in the mortgage banking industry.

Employees

           As of December 31, 2008 and 2007, we had a total of 127 and 827 full-time and part-time employees, respectively. Management believes that relations with its employees are good. We are not a party to any collective bargaining agreements.

Revisions in Policies and Strategies

           Developments in the market, which affect the policies and strategies mentioned herein or which change our assessment of the market, may and has caused our board of directors to revise our policies and financing strategies. As previously mentioned, the Company has had to make strategic adjustments to adapt to the current market conditions. These adjustments include discontinuing the majority of the Company's operations, the reduction of personnel and the elimination of facilities. The Company continues to evaluate strategic alternatives that will be in the best interest of the Company's stakeholders. Any of our policies, strategies and activities may be modified or waived by our board of directors without stockholder consent.

ITEM 1A. RISK FACTORS

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

           In 2008, management continued to be seriously challenged by the unprecedented turmoil in the mortgage market, including: significant increases in delinquencies and foreclosures and significant increases in credit-related losses. In response to the deteriorating market conditions in 2007, the Company discontinued certain operations, resolved and terminated all but one of the Company's reverse repurchase financings, which has been restructured (Restructured Financing), and settled a significant portion of its outstanding loan repurchase claims. These conditions have caused a reduction in our cash flows and overall liquidity. Our ability to meet our long-term liquidity requirements is subject to several factors, such as satisfying the terms of the Restructured Financing, decreasing our preferred stock dividend and trust preferred payment obligations and possibly raising additional capital. We can not assure you that we will successfully accomplish these objectives. Our business will be materially affected if we are unable able to generate sufficient liquidity to conduct our operations as planned.

If we are forced to liquidate, we may have few unpledged assets for distribution to unsecured creditors or equity holders.

           In the event we are forced to liquidate, the majority of our assets are either collateral for specific borrowings or pledged as collateral for secured liabilities. We may have few remaining assets available for unsecured creditors and equity holders.

We have restructured our reverse repurchase financing which requires monthly payments and other payment obligations.

           In September 2008, we entered into an agreement to restructure our remaining reverse repurchase financing. The balance of this Restructured Financing was $188.7 million at December 31, 2008 and collateralized by loans held-for-sale within discontinued operations. The Restructured Financing removes all technical defaults from financial covenant noncompliance and any associated margin calls for the term of the agreement. The Restructured Financing calls for certain targets including a reduction of the borrowings balance to $100 million in 18 months (from September 2008), with an advance rate of no more than 65 percent of the unpaid principal balance, and $50 million in 24 months, with an advance rate of no more than 55 percent of the unpaid principal balance. By meeting these targets, the agreement term can extend to 30 months. At December 31, 2008, the advance rate was 79 percent. The agreement also calls for monthly principal paydowns of $1.5 million until the earlier of the Company raising capital or the end of the agreement term. If the Company is successful in raising capital, approximately 10 percent of the gross proceeds will be required to be paid as an additional principal paydown and the monthly principal paydown is reduced to $750,000. The interest rate is LIBOR plus 325 basis points, and all cash collected from the securing mortgage loans is required to be paid to the lender. We may not have the funds available to make the required paydowns, which could result in default and we may not have adequate assets to use as collateral. In the event we do not have sufficient liquidity to meet the payment requirements, the lender can accelerate our indebtedness and increase interest rates. Furthermore, upon an event of default, the Company is responsible for any shortfall if the value of the mortgage loans securing the financing is insufficient to repay the outstanding balance. Such a situation would likely result in a rapid deterioration of our financial condition.

If we default under our Restructured Financing, we may be forced to liquidate collateral at less than favorable prices.

           If we default under our Restructured Financing, our lender could force us to liquidate the collateral. If the value of the collateral is less than the amount borrowed, we could be required to pay the difference in cash. If we were to declare bankruptcy, our lender may obtain special treatment and would then be allowed to liquidate the collateral without any delay. On the other hand, if our lender declares bankruptcy, we might experience difficulty repurchasing our collateral, or enforcing our claim for damages, and it is possible that our claim could be repudiated and we could be treated as an unsecured creditor. If this occurs, our claims would be subject to significant delay and we may receive substantially less than our actual damages or nothing at all.

We do not plan to make dividend payments on our preferred stock or payments on our trust preferred debt obligations in the foreseeable future.

           At December 31, 2008, we had $88.3 million in obligations related to junior subordinated debentures related to the outstanding trust preferred securities. We are required to make quarterly payments on these debt obligations. In order to preserve cash, the Board approved the deferral of interest payments on the trust preferred securities due in December 2008 and January 2009 and the Company did not pay a fourth quarter 2008 dividend on the preferred stock. Although the Company may defer quarterly interest payments on the trust preferred securities for a limited period of time, it may not pay dividends on its capital stock, including the preferred stock, during such period. All unpaid dividends on the preferred stock will accumulate. Until such time as we pay all cumulative dividends on the preferred stock, we may not pay dividends on, nor redeem, repurchase or make any distribution on, shares of common stock. If we do not pay dividends on the preferred stock for six or more quarterly periods (whether or not consecutive), holders of preferred stock will be entitled to elect two additional directors to the Board to serve until all dividends are paid.

           In December 2008 and January 2009, we fully satisfied an aggregate of $32 million of our trust preferred securities for $4.95 million, and we have agreed to restructure $51.3 million in trust preferred securities to reduce our payment obligations. The Company has the option to defer interest for up to five years for the remaining $12 million in outstanding trust preferred securities that have not been fully satisfied or restructured.

Deteriorating mortgage market conditions have had and may continue to have a material adverse effect on our earnings and financial condition.

           Beginning in the second quarter of 2007, the mortgage industry and the single-family residential housing markets, and to a lesser extent multi-family residential, were adversely affected as home prices declined and delinquencies and defaults increased. Borrowers have found it difficult to refinance due to home price depreciation and lenders tightening their underwriting guidelines, which has led to further increases in defaults and credit losses. As a result, non-conforming mortgage loans have not performed up to historical expectations, and the fair value of non-conforming mortgage loans has deteriorated.

           The adverse market conditions have negatively affected the Company's delinquencies and real estate owned (REO). At December 31, 2008, the Company's mortgage portfolio had 22.7 percent or $3.5 billion of loans that were 60 days or more delinquent, included in continuing and discontinued operations. As a result of increased foreclosures, REO increased 47 percent to $599.8 million at December 31, 2008 as compared to $405.6 million at December 31, 2007. These conditions, which increase the cost and reduce the availability of debt, may continue or worsen in the future.

           The disruption in the capital markets and secondary mortgage markets has reduced liquidity and investor demand for mortgage loans and mortgage backed securities, while yield requirements for these products has increased. The increased defaults on residential mortgage loans, increases in the number of ratings downgrades with respect to bonds issued in connection with securitized loans, lack of liquidity in the bond market and the financial condition of many companies that typically participate in this market have negatively affected our ability to operate our business. These unprecedented disruptions and deterioration of the mortgage market, have had, and may continue to have, an adverse effect on the Company's earnings and financial condition.

A material difference between the assumptions used in the determination of the value of our residual interests and our actual experience would cause us to write down the value of these securities and could harm our financial position.

           Investments in residual interest and subordinated securities are much riskier than investments in senior mortgage-backed securities because these subordinated securities bear all credit losses prior to the related senior securities. The risk associated with holding residual interest and subordinated securities is greater than holding the underlying mortgage loans directly due to the concentration of losses attributed to the subordinated securities. The value of residual interests represents the present value of future cash flows expected to be received by us from the excess cash flows created in the securitization transaction. In general, future cash flows are estimated by taking the coupon rate of the loans underlying the transaction less the interest rate paid to the bond holders, less contractually specified servicing and trustee fees, and after giving effect to estimated prepayments, credit losses and overcollateralization requirements. We estimate future cash flows from these securities and value them utilizing assumptions based in part on projected interest rates, delinquency, mortgage loan prepayment speeds and credit losses. It is extremely difficult to validate the assumptions we use in valuing our residual interests. Even if the general accuracy of the valuation model is validated, valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships which drive the results of the model. Such assumptions are complex as we must make judgments about the effect of matters that are inherently uncertain. If our actual experience differs from our assumptions, we could be required to reduce the value of these securities. Furthermore, if our actual experience differs materially from these assumptions, our cash flow, financial condition, results of operations and business prospects may be harmed, including an adverse affect on the amount of dividend payments that are made on and the value of our common stock.

The Company's mortgage portfolio contains significant interest rate risks that are not currently hedged by the Company.

           Residual interests in certain securitization trusts are expected to generate cash flows to the Company. These cash flows are contingent upon maintaining required overcollateralization levels and can be reduced or eliminated by realized losses from the disposition of loans or REO. Assuming realized losses have not reduced overcollateralization levels below required levels, excess cash flows are distributed to the residual interest holder after the required bond interest and principal payments are made to investors. Interest rates on the loans in the securitization trusts generally adjust bi-annually. Interest rates on the bonds usually adjust monthly with changes partially offset by derivatives instruments (primarily interest rate swap agreements) inside the securitization trusts. Since bond interest rates adjust more frequently than the related loans, increases in LIBOR rates could significantly reduce the future cash flows we receive from these securitization trusts. The amount of the derivatives instruments is not sufficient to fully protect the residual cash flows from increases in LIBOR. The Company does not have the ability to change the derivatives instruments inside the trusts and does not currently hedge this interest rate risk with derivatives instruments outside the securitization trusts. As a result of not fully hedging interest rate risks, the Company's future residual cash flows could be significantly affected by rising LIBOR rates.

Recent decreases to interest rates could reduce our future cash flows.

           As a result of the recent cuts to the federal funds rate by the federal reserve, the rate charged by other lenders on mortgages could decrease, causing higher quality borrowers' to refinance, leaving the Company with a higher percentage of delinquent borrowers, and reduced net interest income and cash flows from the mortgage portfolio.

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

           The rates paid on our borrowings and the rates received on our assets may be based upon different indices. Our long-term mortgage portfolio includes mortgages that are one-, three- and six-month LIBOR and one-year LIBOR hybrid ARMs. These are mortgages with fixed interest rates for an initial period of time, after which they begin bearing interest based upon short-term interest rate indices and adjust periodically. We generally funded mortgages with adjustable interest rate borrowings having interest rates that are indexed to short-term interest rates, typically one-month LIBOR, and adjust periodically at various intervals. To the extent that there is an increase in the interest rate index used to determine our adjustable interest rate borrowings and it increases faster than the indices used to determine the rates on our assets (i.e., the increase is not offset by a corresponding increase in the rates at which interest accrues on our assets) or is not offset by various cash payments on interest rate derivatives that we have in place at any given time, our net earnings will decrease or we will have net losses. Additionally, the Company has commenced a policy to modify loans by either reducing the interest rates, waiving accrued and unpaid interest or deferring accrued interest to help minimize delinquencies and maximize recoveries on loans. Although we believe in the long run this is beneficial to the Company, the modification of loans to defer the re-pricing will cause the Company to experience a reduction in expected cash flows.

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

           In discontinued operations, the Company earns interest income from its loan held-for-sale, some of which are six-month LIBOR adjustable loans. We also pay interest expense on our Restructured Financing, which adjusts monthly, indexed to LIBOR. Since the interest rate on the Restructured Financing adjusts more frequently than the related loans held-for-sale, increases in LIBOR rates could significantly negatively affect the Company's cash flows within discontinued operations. This interest rate risk is not currently being hedged.

If we fail to initiate our new mortgage-related fee-based businesses or generate other new sources of revenue successfully, our business, financial condition and results of operations could be materially and adversely affected.

           In light of the continuing turmoil in the mortgage market, our ability to continue our operations is dependent upon our ability to successfully initiate our new mortgage-related fee-based business strategies or generate other new sources of revenue, which may include acquiring new operations that contribute sufficient additional cash flow to enable us to generate net revenue to meet our current and future expenses. Our future financial performance and success are dependent in large part upon our ability to implement our contemplated strategies successfully.

           Our ability to acquire new businesses is significantly constrained by our limited liquidity and our likely inability to obtain financing or to issue equity securities as a result of our current financial condition and current market conditions, as well as other uncertainties and risks. There can be no assurances that we will be able to acquire new business operations. We may not be able to implement our new business strategies successfully or achieve the anticipated benefits of their implementation. If we are unable to do so, we may be unable to satisfy our future operating costs and liabilities, including repayment of the Restructured Financing, payments on the remaining trust preferred securities and payment of preferred stock dividends.

We may not be able to access financing sources on favorable terms, or at all, which could adversely affect our ability to implement or operate our business as planned.

           We have historically been dependent on warehouse lines, repurchase agreements, credit facilities, securitizations and other structured financings. We currently have only one Restructured Financing, under which we may not borrow additional funds. Any new financing could subject us to recourse indebtedness and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flows, thereby reducing cash available for operations. If we are not able to arrange for new financing on terms acceptable to us, or if we default on our covenants, we may not have funds available for operations as well as for future business opportunities, which would have a material adverse effect on our business, financial condition, liquidity and results of operations.

Second trust deed mortgages in our long term investment portfolio expose us to greater credit risks.

           Our security interest in the property securing second mortgages in our portfolio is subordinated to the interest of the first mortgage holder. Typically, the second mortgages have a higher combined loan to value (CLTV) ratio than do our first mortgages. If the borrower experiences difficulties in making senior lien payments or if the value of the property is equal to or less than the amount needed to repay the borrower's obligation to the first mortgage holder upon foreclosure, our second mortgage loan may not be repaid.

           Also, our senior security interests may be affected if there are junior liens on the same properties resulting in a higher CLTV which borrowers may perceive have no equity. This could result in our senior liens defaulting at a higher rate than senior liens without a junior lien.

We may be subject to losses on mortgages for which we did not obtain mortgage insurance.

           We did not obtain credit enhancements such as mortgage pool or special hazard insurance for all of our mortgages and mortgage investments. Generally, we required mortgage insurance on any first mortgage with an LTV ratio greater than 80 percent. During the time we hold mortgages for investment, we are subject to risks of borrower defaults and bankruptcies and special hazard losses that are not covered by standard hazard insurance. If a borrower defaults on a mortgage that we hold, we bear the risk of loss of principal to the extent there is any deficiency between the value of the related mortgaged property and the amount owing on the mortgage loan and any insurance proceeds available to us through the mortgage insurer. Also, to the extent we have insurance coverage, we bear the risk of the insurance carriers not being able to make the required payments.

Loans to non-conforming borrowers may expose us to a higher risk of delinquencies, foreclosures and losses.

           We were an acquirer and originator of non-conforming single family and multi-family mortgage loans. These are mortgages that generally may not qualify for purchase by government-sponsored agencies such as Fannie Mae and Freddie Mac. Our operations have been negatively affected due to our investments in these mortgages. Credit risks associated with these mortgages may be greater than those associated with conforming mortgages. Mortgages made to such borrowers generally entail a higher risk of delinquency and higher losses than mortgages made to borrowers who utilize conventional mortgage sources. Delinquency, foreclosures and losses generally increase during economic slowdowns or recessions. The actual risk of delinquencies, foreclosures and losses on mortgages made to our borrowers are higher under current economic conditions than those in the past. Additionally, the combination of different underwriting criteria and higher rates of interest leads to greater risk, including higher prepayment rates and higher delinquency rates and /or credit losses. We also have loans that are interest only and option-ARM loans that allow a borrower to pay only the stated interest or less than the stated interest, respectively, attributable to their loan for a set period of time. If there is a decline in real estate values borrowers may default on these types of loans since they have not reduced their principal balances, which, therefore, could exceed the value of their property. In addition, a reduction in property values would also cause an increase in the CLTV or LTV ratio for that loan which could have the effect of reducing the value of the property collateralized by that loan, reducing the borrowers' equity in their homes to a level that would increase the risk of default.

Our commercial and multifamily mortgages may expose us to increased lending risks.

           Our commercial and multifamily mortgages have risks because repayment of the mortgages often depends on the successful operations and the income stream of the borrowers. Furthermore, commercial mortgages typically involve larger mortgage balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgages.

The geographic concentration of our mortgages increases our exposure to risks in those areas.

           We do not set limitations on the percentage of our long-term mortgage portfolio composed of properties located in any one area (whether by state, zip code or other geographic measure). Concentration in any one area increases our exposure to the economic and natural hazard risks associated with that area. A majority of our mortgage acquisitions and originations, long-term mortgage portfolio and finance receivables are secured by properties in California and, to a lesser extent, Florida. California and Florida have experienced, and may experience in the future, an economic downturn in past years and they have also suffered the effects of certain natural hazards. As a result of the economic downturn, real estate values in California and Florida have decreased drastically and may continue to decrease in the future, which could have a material adverse effect on our results of operations.

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

           In connection with our loan sales to third parties and our prior securitizations, we transferred mortgages acquired and originated by us to the third parties or into a trust in exchange for cash and, in the case of a securitized mortgage, residual certificates issued by the trust. The trustee, purchaser, bondholder, or other entities involved in the issuance of the securities (which may include bond insurers) may have recourse to us with respect to the breach of the representations, and warranties made by us at the time such mortgages are transferred or when the securities are sold. While we may have recourse to our customers for any such breaches, there can be no assurance of our customers' abilities to honor their respective obligations. Also, we previously engaged in bulk whole loan sales pursuant to agreements that generally provide for recourse by the purchaser against us in the event of a breach of one of our representations or warranties, any fraud or misrepresentation during the mortgage origination process, or upon early default on such mortgage. We attempted to limit the potential remedies of such purchasers to the potential remedies we received from the customers from whom we acquired or originated the mortgages. However, in some cases, the remedies available to a purchaser of mortgages from us may be broader or extend longer than those available to us against the sellers of the mortgages and should a purchaser enforce its remedies against us, we are not always able to enforce whatever remedies we have against our customers. Furthermore, if we discover, prior to the sale or transfer of a loan, that there is any fraud or misrepresentation with respect to the mortgage and the originator fails to repurchase the mortgage, then we may not be able to sell the mortgage or we may have to sell the mortgage at a discount.

Our delinquency ratios and our performance may be adversely affected by the performance of parties who service or sub-service our mortgage loans.

           We sell or contract with third-parties for the servicing of all our mortgage loans, including those in our securitizations. Our operations are subject to risks associated with inadequate or untimely servicing. Poor performance by a servicer may result in greater than expected delinquencies and losses on our mortgage loans. A substantial increase in our delinquency or foreclosure rate could adversely affect our ability to access the capital and secondary markets for our financing needs. Also, with respect to mortgage loans subject to a securitization, greater delinquencies would adversely affect the value of our residual interest, if any, we hold in connection with that securitization.

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

           Class action lawsuits and regulatory actions alleging improper marketing practices, abusive loan terms and fees, disclosure violations, improper yield spread premiums and other matters are risks faced by all mortgage originators, particularly those in the Alt-A and subprime market. We are a defendant in purported class actions pending in different states. Some of the class actions allege generally that the loan originator improperly charged fees in violation of various state lending or consumer protection laws in connection with mortgages that we acquired while others allege that our lending practice was a statutory violation, an unlawful business practice, an unfair business practice or a breach of a contract. Although the suits are not identical, they generally seek unspecified compensatory damages, punitive damages, pre- and post-judgment interest, costs and expenses and rescission of the mortgages, as well as a return of any improperly collected fees. Other purported class actions which have been brought on behalf of persons who acquired Common Stock through the open market or through the Company 401(k) plan, generally allege violations of the federal securities laws due to allegedly false and misleading statements or omissions, related to the Company's financial condition and future prospects. We may incur defense costs and other expenses in connection with the class action lawsuits, and we cannot assure you that the ultimate outcome of these or other actions will not have a material adverse effect on our financial condition or results of operations. In addition to the expense and burden incurred in defending this litigation and any damages that we may suffer, our management's efforts and attention may be diverted from the ordinary business operations in order to address these claims. If the final resolution of this litigation is unfavorable to us, our financial condition, results of operations and cash flows might be materially adversely affected if our existing insurance coverage is unavailable or inadequate to resolve the matters. We believe we have meritorious defenses to the actions and intend to defend against them vigorously; however, an adverse judgment in any of these matters could have a material adverse effect on us.

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

           We depend on the diligence, skill and experience of our senior executives, including our chief executive officer and president. We believe that our future results will also depend in part upon our attracting and retaining highly skilled and qualified management. We seek to compensate our executive officers, as well as other employees, through competitive salaries, bonuses and other incentive plans, but there can be no assurance that these programs will allow us to retain key management executives or hire new key employees. The loss of our chief executive officer, president, or other senior executive officers and key management could have a material adverse affect on our operations because other officers may not have the experience and expertise to readily replace these individuals. Competition for such personnel is intense, and we cannot assure you that we will be successful in attracting or retaining such personnel. Furthermore, in light of our present financial condition, no assurance can be given that we will retain these and other executive officers and key management personnel. To the extent that one or more of our top executives or other key management personnel are no longer employed by us, our operations and business prospects may be adversely affected. The loss of, and changes in, key personnel and their responsibilities may be disruptive to our business and could have a material adverse effect on our business, financial condition and results of operations.

If we fail to maintain effective systems of internal control over financial reporting and disclosure controls and procedures, we may not be able to report our financial results accurately or prevent fraud, which could cause current and potential stockholders to lose confidence in our financial reporting, adversely affect the trading price of our securities or harm our operating results.

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

           At the end of our 2008 taxable year, we had net operating loss (NOL) carryforwards of approximately $406.8 million for federal income tax purposes and approximately $532.2 million for state income tax purposes. Although, under existing tax rules, we are generally allowed to use those NOL carryforwards to offset taxable income in subsequent taxable years, our ability to use those NOL carryforwards to offset income may be severely limited to the extent that we have experienced or do experience an ownership change within the meaning of Section 382 of the Internal Revenue Code. These provisions could also limit our ability to deduct certain losses (built-in losses) we recognize after the ownership change with respect to assets we own at the time of the ownership change. In general, an ownership change, as defined by Section 382, results from transactions increasing ownership of certain Stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. We believe that the conversion of the preferred stock to common stock would result in an ownership change as defined under Section 382 of the Internal Revenue Code which is expected to create annual limitations on the Company's ability to utilize NOL carryovers and built-in losses. Any limitation on our NOL carryforwards that could be used to offset post-ownership change taxable income would adversely affect our liquidity and cash flow, as and when we become profitable. However, even if no ownership change occurs, we do not expect to generate sufficient taxable income in future periods to be able to realize fully the tax benefits of our NOL carryforwards.

Regulatory Risks

If we revoke our REIT election or if we fail to satisfy the requirements for qualification as a REIT, we will not be able to elect to be a REIT for a period of five years.

           If we do not qualify for taxation as a REIT for 2009, we will be subject to tax as a regular corporation, including alternative minimum tax. We will not be allowed a deduction for dividends paid to our stockholders. We will not be subject to the requirement that we distribute dividends to our stockholders equal to at least 90 percent of our taxable income (other than net capital gains). Once we revoke our REIT election, we will not be allowed to elect to be taxed as a REIT until 2014.

Violation of various federal, state and local laws may result in losses on our loans.

           To the extent we originated and purchased mortgage loans, applicable state and local laws generally regulate interest rates and other charges, require certain disclosure, and require licensing of the mortgage broker, lender and purchaser. In addition, other state and local laws, public policy and general principles of equity relating to the protection of consumers, unfair and deceptive practices and debt collection practices may apply to the origination, servicing and collection of our loans. Mortgage loans are also subject to federal laws, including:

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

           Violations of certain provisions of these federal and state laws may limit our ability to collect all or part of the principal of or interest on the loans and in addition could subject us to damages and could result in the mortgagors rescinding the loans whether held by us or subsequent holders of the loans. In addition, such violations could cause us to be in default under our credit and repurchase lines and could result in the loss of licenses held by us.

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

New regulatory laws affecting the mortgage industry may affect our ability to re enter the mortgage markets.

           The regulatory environments in which we previously operated, and continue to operate on a limited basis, have an effect on the activities in which we may engage. Changes to the laws, regulations or regulatory policies can affect whether and to what extent we may be able to reenter the mortgage markets and whether it can be done profitably. Some states and local governments and the Federal Government have enacted, or may enact laws, or regulations that restrict or prohibit some provisions in mortgages or some loan programs that we have previously participated in. As such we cannot be sure that in the future we will be able to engage in lending or mortgage activities that were similar to those we engaged or participated in the past and we might be at a competitive disadvantage which would affect our operations.

We may become subject to certain California corporate laws if certain conditions are satisfied.

           Due to our delisting from the New York Stock Exchange ("NYSE"), we may become subject to Section 2115 of the California Corporations Code. Section 2115 provides that regardless of a corporation's legal domicile, certain provisions of California corporation law will apply to that corporation if it meets certain requirements related to its property, payroll and sales in California and if more than one-half of its outstanding voting securities are held of record by persons having addresses in California, and such corporation is not listed on certain national securities exchanges or on the NASDAQ National Market. If we become subject to Section 2115, (i) our stockholders will be entitled to cumulative voting, and (ii) we may be subject to more stringent stockholder approval requirements and more stockholder-favorable dissenters' rights in connection with certain strategic transactions. Cumulative voting is a voting scheme which allows minority stockholders a greater opportunity to have board representation by allowing those stockholders to have a number of votes equal to the number of directors to be elected multiplied by the number of votes to which the stockholder's shares are entitled and to "cumulate" those votes for one or more director nominees. Generally, cumulative voting allows minority stockholders the possibility of board representation on a percentage basis equal to their stock holding, where under straight voting those stockholders may receive less or no board representation. Some of the changes that result from the application of Section 2115 may affect any possible transaction involving a change of control, which could negatively affect your investment.

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

Risks Related to Ownership of Our Securities

A limited market for our common stock and preferred stock, and "Penny Stock" rules may make buying or selling our securities difficult.

           Our common stock and preferred stock presently trade on the pink sheets. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of, our securities. In addition, our common stock and preferred stock are subject to the penny stock rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. The SEC regulations generally define a penny stock to be an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Unless an exception is available, those regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). In addition, the broker-dealer must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. Moreover, broker-dealers who recommend such securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to transactions prior to sale. Regulations on penny stocks could limit the ability of broker-dealers to sell our common stock and preferred stock and thus the ability of purchasers of our common stock and preferred stock to sell their shares in the secondary market.

Our share prices have been and may continue to be volatile and the trading of our shares may be limited.

           Historically and recently, the market price of our securities has been volatile. Our common stock and preferred stock was previously listed for trading on the NYSE until November 20, 2008 at which time we were delisted. Our common stock and preferred stock is now quoted on the pink sheets. We cannot guarantee that a consistently active trading market for our securities will continue, especially while we remain on the pink sheets. Other consequences of our quotation on the pink sheets may include a reduction in analyst coverage and the loss of certain state securities law exemptions available to us while our securities were traded on NYSE, which may affect our ability to provide for future issuances of our securities, among other consequences. Holders of our securities may, therefore, have difficulty selling their shares, should they decide to do so. In addition, there can be no assurances that such markets will continue or that any shares which may be purchased may be sold without incurring a loss. Any such market price of our shares may not necessarily bear any relationship to our book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for the shares in the future. The market price of our securities is likely to continue to be highly volatile and could be significantly affected by factors including:

  •
  the amount of dividends paid;

  •
  delinquencies and defaults on outstanding mortgages;

  •
  loan sale pricing;

  •
  termination of financing agreements;

  •
  unanticipated fluctuations in our operating results;

  •
  prepayments on mortgages;

  •
  valuations of securitization related assets;

  •
  mark to market adjustments related to the fair value of derivatives;

  •
  interest rates; and

  •
  general market and mortgage industry conditions.

           During 2008, our common stock reached an intra-day high sales price of $19.80 on February 4, and an intra-day low sales price of $0.20 on November 21. As of March 5, 2009, our stock price closed at $0.27 per share. In addition, significant price and volume fluctuations in the stock market have particularly affected the market prices for the securities of mortgage companies such as ours. Furthermore, general conditions in the mortgage industry may adversely affect the market price of our securities. These broad market fluctuations have adversely affected and may continue to adversely affect the market price of our securities. If our results of operations fail to meet the expectations of securities analysts or investors in a future quarter, the market price of our securities could also be materially adversely affected and we may experience difficulty in raising capital.

Should we decide to relist our securities on a stock exchange, the criteria for listing may be difficult for us to achieve.

           The market price of our securities has been lower than the required minimum bid price for listing on a national stock exchange, and the reduced trading volumes that we currently experience may prevent our stock from reaching the required minimum price for listing. Additionally, our history of net losses may make it difficult for us to list on an exchange at any point in the near future, if at all. We may be required to restructure our capital structure and issue additional securities in order to list on an exchange. There is no guarantee that we would be able to effect such restructuring under terms as favorable as our current equity and debt, if at all.

Issuances of additional shares of our common stock may adversely affect its market price and significantly dilute stockholders.

           In order to support our business objectives, we may raise capital through the sale of equity. We may also issue additional shares of common stock if we consummate an exchange offer of our Series B Preferred Stock and Series C Preferred Stock and we may also issue shares of common stock to settle outstanding obligations and liabilities. The issuance or sale, or the proposed sale, of substantial amounts of our common stock in the public market could materially adversely affect the market price of our common stock or other outstanding securities. We do not know the actual or perceived effect of these issuances, the timing of any offerings or issuances of securities, the potential dilution of the book value or earnings per share of our securities then outstanding and the effect on the market price of our securities then outstanding.

ITEM 1B. UNRESOLVED STAFF COMMENTS

           None.

ITEM 2. PROPERTIES

           Our primary executive and administrative offices are located at 19500 Jamboree, California where we have a premises lease expiring in November 2016. We have two options to extend the term for five-year periods for each option. The premises consist of a seven-story building containing approximately 210,000 square feet with an initial annual rental rate of $31.80 per square foot, which amount increases every 30 months since commencement of the lease in October 2006. As of December 31, 2008, the Company has subleased approximately 117,000 square feet of our corporate headquarters.

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

Securities Litigation

           On August 17, 2007, a purported class action matter was filed in the United States District Court, Central District of California, against IMH and several of its senior officers entitled Sheldon Pittleman v. Impac Mortgage Holdings, Inc., et al. The action alleges against all defendants violations of Section 10(b) and 10b-5 of the Securities Exchange Act of 1934 (the "Exchange Act") and against the individual defendants violations of Section 20(a) of the Exchange Act. Plaintiffs contend that the defendants caused the Company's stock to trade at artificially inflated prices through false and misleading statements and intentional or reckless disregard of basic accounting principles. The complaint seeks compensatory damages for all damages sustained as a result of the defendants' actions, including reasonable costs and expenses and other relief as the court may deem proper. On October 3, 2007, a similar case was filed in the same Court entitled Richard Abrams v. Impac Mortgage Holdings, Inc., et al. This action makes allegations similar to those in the Pittleman action and also seeks similar recovery. These matters were consolidated with lead counsel appointed by the Court. A Consolidated Complaint captioned Sheldon Pittleman v. Impac Mortgage Holdings, Inc., et al was filed on January 8, 2008. A motion to dismiss was filed by the defendants on March 10, 2008 and that motion was granted. On October 27, 2008 a Third Amended Complaint was filed. A motion to dismiss was filed by the defendants on December 15, 2008. On March 10, 2009, the court sustained the defendants' motion to dismiss without leave to amend.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters were submitted to the security holders to be voted on during the fourth quarter of 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

           Until November 20, 2008, our Common Stock was listed on the NYSE under the symbol "IMH." The Common Stock is currently quoted on the pink sheets under the symbol "IMPM."

           The following table summarizes the high, low and closing sales prices for our common stock for the periods indicated:

	2008			2007
	High	Low	Close	High	Low	Close
First Quarter	$19.80	$5.30	$12.70	$91.10	$40.30	$50.00
Second Quarter	16.00	6.90	7.50	67.50	42.50	46.10
Third Quarter	10.00	1.60	2.50	46.00	9.50	15.40
Fourth Quarter	3.70	0.20	0.60	16.50	2.00	5.60

           On March 5, 2009, the last quoted price of our common stock on the pink sheets was $0.27 per share. As of March 5, 2009, there were 434 holders of record, including holders who are nominees for an undetermined number of beneficial owners, of our common stock.

           Common stock dividend distributions.    If we continue our qualification as a REIT, we expect to make annual distributions to stockholders at an amount that maintains our REIT status in accordance with the Internal Revenue Code, which may not necessarily equal net earnings as calculated in accordance with GAAP. Our dividend policy is subject to revision at the discretion of the board of directors. All distributions in excess of those required to maintain our REIT status will be made at the discretion of the board of directors and will depend on our taxable income, financial condition and other factors as the board of directors deems relevant. The board of directors has not established a minimum distribution level. Distributions to stockholders will generally be taxable as ordinary income or qualified income, which is subject to a 15 percent tax rate, although a portion of such distributions may be designated by us as a capital gain or may constitute a tax-free return of capital. We annually furnish to each of our stockholders a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, qualified income, capital gain or return of capital.

           We declared a dividend of $1.00 per share for the quarter ended March 31, 2007 for stockholders of record as of April 7, 2007. We did not declare any common stock dividends for the quarters ended June 30, September 30, and December 31, 2007, or any quarter in 2008. We do not expect to declare or pay any cash dividends on our common stock in the foreseeable future. Pursuant to the terms of our outstanding preferred stock, until all accumulated dividends on our preferred stock are paid, we are prohibited from paying common stock dividends. Under the terms of our trust preferred securities, we are also prohibited from paying dividends on our capital stock while we are in an extension period where we are not making interest payments. Furthermore, pursuant to the terms of our restructured reverse repurchase agreement, to the extent we are in default, we are not allowed to pay dividends.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

           The following selected consolidated statements of operations data for each of the years in the five-year period ended December 31, 2008 and the consolidated balance sheet data as of the year-end for each of the years in the five-year period ended December 31, 2008 were derived from the audited consolidated financial statements. Such selected financial data should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements starting on page F-1 and with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

IMPAC MORTGAGE HOLDINGS, INC.
(dollars in thousands, except per share data)

	For the year ended December 31,
	2008	2007	2006	2005	2004
Statement of Operations Data:
Net interest income:
Interest income	$1,476,972	$1,224,821	$1,134,002	$1,096,415	$665,146
Interest expense	1,463,239	1,179,015	1,196,199	964,427	388,201

Net interest income (expense)	13,733	45,806	(62,197)	131,988	276,945
Provision for loan losses	-	1,390,008	34,600	30,828	24,852

Net interest income (expense) after provision for loan losses	13,733	(1,344,202)	(96,797)	101,160	252,093
Non-interest income:
Change in fair value of derivative instruments	-	(140,827)	93,498	178,290	11,843
Change in fair value of net trust assets, excluding REO	24,281	-	-	-	-
(Losses) gains from real estate owned	(52,011)	(105,865)	(9,659)	2,025	4,275
Change in fair value of trust preferred securities	24,879	-	-	-	-
Real estate advisory fees	45,388	-	-	-	-
Other (expense) income	(93)	(22,861)	29,727	8,456	(115,932)

Total non-interest income (expense)	42,444	(269,553)	113,566	188,771	(99,814)
Non-interest expense:
General, administrative and other	18,818	19,594	18,985	2,928	3,186
Personnel expense	10,320	5,502	3,333	15,194	9,155

Total non-interest expense	29,138	25,096	22,318	18,122	12,341

Net earnings (loss) from continuing operations before income taxes	27,039	(1,638,851)	(5,549)	270,365	138,187
Income tax expense (benefit) from continuing operations	22,270	14,861	(13,597)	806	(18,182)

Net earnings (loss) from continuing operations	4,769	(1,653,712)	8,048	269,559	156,369
(Loss) earnings from discontinued operations, net of tax	(49,492)	(393,378)	(83,321)	699	101,268

Net (loss) earnings	$(44,723)	$(2,047,090)	$(75,273)	$270,258	$257,637

Net (loss) earnings per common share – Basic:
(Loss) earnings from continuing operations	$(0.84)	$(219.28)	$(0.87)	$3.37	$2.34

(Loss) earnings from discontinued operations	$(6.50)	$(51.69)	$(10.95)	$0.01	$1.51

Net (loss) earnings per share	$(7.34)	$(270.97)	$(11.82)	$3.38	$3.85

Net (loss) earnings per common share – Diluted:
(Loss) earnings from continuing operations	$(0.84)	$(219.28)	$(0.87)	$3.34	$2.29

(Loss) earnings from discontinued operations	$(6.50)	$(51.69)	$(10.95)	$0.01	$1.48

Net (loss) earnings per share	$(7.34)	$(270.97)	$(11.82)	$3.35	$3.78

Dividends declared per common share	$-	$3.50	$9.50	$19.50	$29.00

	As of December 31,
	2008	2007	2006	2005	2004
Balance Sheet Data:
Securitized mortgage collateral and mortgages held-for-investment (1)	$5,895,167	$16,433,764	$20,860,711	$24,586,530	$21,842,320
Assets of discontinued operations	141,053	353,250	2,086,390	2,486,832	1,140,360
Total assets	6,715,517	17,391,072	23,598,955	27,720,379	23,815,767
Securitized mortgage borrowings (1)	6,193,984	17,780,060	20,527,001	23,990,429	21,206,373
Liabilities of discontinued operations	217,241	405,341	1,774,256	2,276,561	982,297
Total liabilities	6,706,265	18,468,800	22,589,425	26,553,432	22,771,692
Total stockholders' equity (deficit)	9,252	(1,077,728)	1,009,530	1,166,947	1,044,075

	As of and for the year ended December 31,
	2008	2007	2006	2005	2004
Operating Data:
Mortgage acquisitions and originations	$-	$4,533,715	$12,560,163	$22,310,603	$22,213,104
Master servicing portfolio (2)	18,277,999	21,208,745	26,356,240	28,448,507	28,404,008
Servicing portfolio (2)	236,140	427,157	1,498,253	2,208,433	1,690,800

(1)
As a result of the adoption of SFAS 159, securitized mortgage collateral and securitized mortgage borrowings are presented at fair value at December 31, 2008.
(2)
Represents the unpaid principal balance of loans serviced.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           Management's discussion and analysis of financial condition and results of operations contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Refer to Item 1. "Business—Forward-Looking Statements" for a complete description of forward-looking statements. Refer to Item 1. "Business" for information on our businesses and operating segments.

           Dollar amounts are presented in thousands, except per share data or as otherwise indicated.

Selected Financial Results for 2008

           The Company prospectively adopted SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159) as of January 1, 2008. The adoption of SFAS 159 resulted in new valuation techniques used by the Company when determining fair value, most notably to value its securitized mortgage collateral and borrowings and trust preferred securities, which had not previously been carried at fair value.

Continuing Operations

  •
  Net earnings of $4.8 million for 2008 compared to a net loss of $1.7 billion for 2007.

  •
  Net interest income of $13.7 million for 2008 primarily from our long-term mortgage investment portfolio as compared to net interest income of $45.8 million for 2007.

  •
  Master servicing fees, included in other income, of $5.8 million for 2008 as compared to $6.5 million for 2007.

  •
  Real estate advisory fees of $45.4 million for 2008 as compared to zero for 2007.

Discontinued Operations

  •
  Net loss of $49.5 million for 2008 compared to a loss of $393.4 million for 2007.

  •
  Reverse repurchase agreements were $188.7 million for 2008 compared to $336.7 million for 2007.

  •
  Loans held-for-sale were $107.8 million, net of a fair value adjustment of $109.1 million for 2008 compared to loans held-for-sale of $279.7 million, net of a $118.4 million fair value adjustment at December 31, 2007.

Market Conditions

           See Item 1. "Business" for discussion of market conditions.

Status of Operations

           In 2007 and 2008, management has been challenged by the unprecedented turmoil in the mortgage market, including the following: significant increases in delinquencies and foreclosures; significant increases in credit-related losses; tightening of warehouse credit and the virtual elimination of the market for loan securitizations. As a result, the Company discontinued certain operations, resolved and terminated all but one of our reverse repurchase facilities and settled a significant portion of our outstanding repurchase claims, while also reducing our overall operating costs and liabilities.

           During 2008, the Company entered into an agreement with a real estate marketing company to generate advisory fees. The real estate marketing company specialized in the marketing of foreclosed properties. During the year, the Company earned $18.4 million in real estate advisory fees plus a $27.0 million fee for agreeing to terminate this relationship in the fourth quarter of 2008.

           During 2008, the Company continued to fund its operations with revenues and cash flows from its residual interests in securitizations and master servicing fees generated from the long-term mortgage portfolio and real estate advisory fees from the Company's advisory services agreement with a real estate marketing company, which agreement has been terminated. Continued deterioration in the housing and credit markets may have a significant impact on these revenues and cash flows.

           The Company continues to explore new mortgage-related fee-based businesses. As a result, the Company has intentionally maintained certain personnel to explore these new business opportunities.

           In September 2008, the Company entered into an agreement to restructure its reverse repurchase financing (Restructured Financing) with its remaining lender. The balance of this Restructured Financing was $188.7 million at December 31, 2008 and collateralized by loans held-for-sale within discontinued operations. The agreement removed all technical defaults from financial covenant noncompliance and any associated margin calls for the term of the agreement. The agreement calls for certain targets including a reduction of the borrowings balance to $100 million in 18 months (from September 2008) with an advance rate of no more than 65 percent of the outstanding principal balance and $50 million in 24 months with an advance rate of no more than 55 percent of the outstanding principal balance. By meeting these targets, the agreement term can extend to 30 months. At December 31, 2008, the advance rate was 79 percent. The agreement also calls for monthly principal paydowns of $750,000 for October 2008, then $1.5 million thereafter until the earlier of the Company raising capital or the end of the agreement term. If the Company is successful in raising capital, approximately 10 percent of the gross proceeds will be required to be paid as an additional principal paydown and the monthly principal paydown would then be reduced to $750,000. The interest rate is one-month London Interbank Offered Rate (LIBOR) plus 325 basis points, and all cash collected from the securing mortgage loans is required to be paid to the lender. To the extent the cash collected from the collateral is not adequate to pay the interest expense due on the borrowings, interest expense would be paid to the lender from the margin cash account (included in Restricted cash in discontinued operations) or the Company's cash balances. Accomplishing the restructuring of this reverse repurchase financing allows the Company to manage the remaining loans on the line for the eventual collection, refinance, sale or securitization without the risk of receiving margin calls.

           In December 2008, the Company amended its charter to affect a reverse stock split of its outstanding shares of common stock and to reduce the common stock's par value subsequent to the reverse stock split. Every ten shares of common stock, par value $0.01 per share, of the Company which were issued and outstanding immediately prior to the reverse stock split were combined into one issued and outstanding share of common stock, par value $0.10 per share. No fractional shares of common stock of the Company were issued upon the effectiveness of the reverse stock split. Any fractional shares that would otherwise result from the reverse stock split were eliminated by rounding each fraction up to the nearest whole share. Immediately after the reverse stock split, the par value of the Company's issued and outstanding shares of common stock was decreased from $0.10 per share to $0.01 per share.

           In December 2008, the Company deferred payment of its fourth quarter 2008 dividend on the Company's Series B Cumulative Redeemable Preferred Stock (Series B Preferred Stock) and Series C Cumulative Redeemable Preferred Stock (Series C Preferred Stock). As a result of this announcement, unpaid dividends on the Series B Preferred Stock and Series C Preferred Stock totaled $1.2 million and $2.5 million, respectively. All unpaid dividends on the preferred stock will accumulate. Until such time as we pay all cumulative dividends on the preferred stock, we may not pay dividends on, nor redeem, repurchase or make any distribution on, shares of common stock. If we do not pay dividends on the preferred stock for six or more quarterly periods (whether or not consecutive), holders of preferred stock will be entitled to elect two additional directors to the Board to serve until all dividends are paid.

           In December 2008, the Company's Board of Directors approved the deferral of the payments of interest on trust preferred securities. During the deferral period, interest on the trust preferred securities bear additional interest at a rate equal to the coupon rate on the respective security. Unless the Company again elects to defer interest payments, the Company is required to pay all accrued interest together with the additional interest at the next payment date. Furthermore, during the time that the Company defers interest payments, it may not, with limited exceptions, pay dividends on or redeem or purchase its capital stock nor make any payments on outstanding debt obligations that rank equally with or junior to the trust preferred obligations and, in some cases, it may not allow subsidiaries to pay dividends.

           In December 2008, the Company fully satisfied $8.0 million in outstanding trust preferred securities for $1.2 million and is in the process of canceling the securities. Under the terms of the agreement, to the extent the Company settles additional amounts of its outstanding trust preferred securities prior to January 2010 at per share values in excess of the per share amount of this agreement, the Company will be required to pay additional amounts representing the incremental increase in the per share amounts.

           In January 2009, the Company fully satisfied $25.0 million in outstanding trust preferred securities of Impac Capital Trust #2 for $3.75 million.

           In January 2009, the Company agreed to restructure, which is subject to definitive agreements, $51.3 million in trust preferred securities of Impac Capital Trusts #1 and #3. Under the terms of the restructuring, the interest rates are reduced from 8 percent to 2 percent through 2013 and increase 1 percent per year through 2017. Starting in 2018, the interest rates become variable at 3-month LIBOR plus 375 basis points. In connection with the restructuring, the Company paid 2 percent interest on each of Impac Capital Trusts #1 and #3 for the January 2009 and December 2008 fourth quarter deferred interest payments, respectively. The Company has deferred interest on the remaining $12.0 million in trust preferred securities of $257 thousand at December 31, 2008. At the end of the deferral period (five years) the Company must pay all deferred and accrued interest amounts or the securities become due.

           In order to reduce dividend payments on its preferred stock, the Company has been considering exchanging the outstanding preferred stock for common stock. This exchange could offer the current preferred stockholders greater liquidity as common stockholders and could reduce dividend obligations for the Company. If we consummate an exchange offer of our Series B Preferred Stock and Series C Preferred Stock, we may also issue shares of common stock to settle outstanding obligations and liabilities. Issuances of additional shares of our common stock may adversely affect its market price and significantly dilute stockholders.

           If we are not successful in realizing cashflows from our residual portfolio and initiating new mortgage-related fee-based businesses, we may not be able to satisfy our contractual obligations for 2009 and subsequent years, including repayment of the Restructured Financing, interest payments on trust preferred securities and preferred stock dividends.

           To understand the financial position of the Company better, we believe it is important to understand the composition of the Company's stockholders' equity (deficit) and to which segment of the business it relates. At December 31, 2008, the equity (deficit) within our continuing and discontinued operations was comprised of the following significant assets and liabilities:

	Condensed Components of Stockholders' Equity (Deficit) by Segment As of December 31, 2008
	Continuing Operations	Discontinued Operations	Total
Cash	$46,215	$13	$46,228
Residual interests in securitizations	28,045	-	28,045
Trust preferred securities ($91,244 par)	(15,403)	-	(15,403)
Repurchase liabilities (1)	-	(68,268)	(68,268)
Lease liability (2)	-	(7,296)	(7,296)
Deferred charge	15,142	-	15,142
Net other assets (liabilities)	11,441	(637)	10,804

Stockholders' equity (deficit)	$85,440	$(76,188)	$9,252

(1)
Balance includes the net amount owed to our lender, which is guaranteed by IMH, and the repurchase reserve.
(2)
Guaranteed by IMH.

Continuing operations

           During 2008, we had three primary sources of cash earnings:

  •
  cash flows from the long-term mortgage portfolio (residual interests in securitizations);

  •
  master servicing fees from the long-term mortgage portfolio; and

  •
  real estate advisory fees (terminated during the fourth quarter of 2008)

           Since our consolidated and unconsolidated securitization trusts are non-recourse, we have netted trust assets and liabilities to present the Company's interest in these trusts more simply, which are considered our residual interests in securitizations. For unconsolidated securitizations our residual interests represents the fair value of investment securities, available-for-sale. For consolidated securitizations, our residual interests are represented by the fair value of securitized mortgage collateral and real estate owned, offset by the fair value of securitized mortgage borrowings and net derivative liabilities. We receive cash flows from our residual interests in securitizations to the extent they are available after required distributions to bondholders and maintaining overcollateralization levels within the trusts. The estimated fair value of the residual interests, represented by the difference in the fair value of trust assets and trust liabilities, was $28.0 million at December 31, 2008.

           The Company acts as the master servicer for mortgages included in our CMO and REMIC securitizations. The master servicing fees we earn are generally 0.03 percent per annum on the declining principal balances of these mortgages plus interest income on cash held until remitted to investors. Master servicing rights retained in connection with consolidated securitizations are included in securitized mortgage collateral in the Company's consolidated balance sheet. Master servicing rights retained in connection with unconsolidated securitizations are included in other assets.

           During 2008, we paid $6.0 million and $11.2 million in interest on trust preferred securities and preferred stock dividends, respectively. As previously described, the Company has deferred both dividend payments on its Series B Preferred Stock and Series C Preferred Stock and interest payments on its trust preferred securities.

           At December 31, 2008, we had deferred charges of $15.1 million, which is amortized as a component of income tax expense in the consolidated statements of operations and comprehensive loss over the estimated life of the mortgages retained in the securitized mortgage collateral. The deferred charges represent the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH in prior years. This balance is recorded as required by accounting principles generally accepted in the United States of America (GAAP) and does not have any realizable cash value.

           Net other assets include $2.6 million in premises and equipment, $2.2 million in investment in capital trusts, $1.2 million in restricted cash and $2.9 million in prepaid expenses.

           At December 31, 2008, cash within our continuing operations increased to $47.5 million from $24.4 million at December 31, 2007.

Discontinued operations

           The Company's most significant liabilities at December 31, 2008 relate to its repurchase liabilities and a lease liability within discontinued operations.

           The repurchase liabilities consist of a repurchase reserve and the net amount owed to our lenders which is collateralized by loans held-for-sale, restricted cash balances and certain real estate owned and other assets. The balance of the Restructured Financing was approximately $188.7 million at December 31, 2008. We are currently distributing all principal and interest received from the collateral securing the Restructured Financing to the lender.

           We were required to make normal and customary representations and warranties about the loans we had previously sold to investors. Our whole loan sale agreements generally required us to repurchase loans if we breached a representation or warranty given to the loan purchaser. In addition, we also could be required to repurchase loans as a result of borrower fraud or if a payment default occurs on a mortgage loan shortly after its sale. During 2008, the repurchase liability decreased $11.8 million to $13.9 million as a result of settlements during 2008. The repurchase liability is an estimate of losses from expected repurchases, and is based, in part, on the recent settlement of claims.

           In connection with the discontinuation of our non-conforming mortgage, retail mortgage, warehouse lending and commercial operations, a significant amount of office space that was previously occupied is no longer being used by the Company. The Company has subleased a significant amount of this office space. At December 31, 2008, the Company had a liability of $7.3 million included within discontinued operations, representing the present value of the minimum lease payments over the remaining life of the lease, offset by the expected proceeds from sublet revenue related to this office space.

Critical Accounting Policies

           We define critical accounting policies as those that are important to the portrayal of our financial condition and results of operations and require estimates and assumptions based on our judgment of changing market conditions and the performance of our assets and liabilities at any given time. In determining which accounting policies meet this definition, we considered our policies with respect to the valuation of our assets and liabilities and estimates and assumptions used in determining those valuations. We believe the most critical accounting issues that require the most complex and difficult judgments and that are particularly susceptible to significant change to our financial condition and results of operations include the following:

  •
  fair value of financial instruments;

  •
  interest income and interest expense

  •
  net realizable value of REO;

  •
  lower of cost or market (LOCOM) of loans held-for-sale;

  •
  securitization of financial assets as financing versus sale;

  •
  calculation of repurchase reserve;

  •
  allowance for loan losses; and

  •
  amortization of loan premiums and securitization costs.

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

           The use of fair value to measure our financial instruments is fundamental to our financial statements and is a critical accounting estimate because a substantial portion of our assets and liabilities are recorded at estimated fair value. Financial instruments classified as Level 3 are generally based on unobservable inputs, and the process to determine fair value is generally more subjective and involves a high degree of management judgment and assumptions. These assumptions may have a significant effect on our estimates of fair value, and the use of different assumptions, as well as changes in market conditions, could have a material effect on our results of operations or financial condition.

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

           As a result of the lack of observable market data resulting from inactive markets, the Company has classified all its investment securities available-for-sale, securitized mortgage collateral and borrowings, net derivative liabilities and trust preferred securities as Level 3 fair value measurements at December 31, 2008. Level 3 assets and liabilities were 100 percent of total assets and liabilities at fair value.

Recurring basis

           Investment securities available-for-sale—Pursuant to the Company's adoption of SFAS 159, the Company elected to carry all of its investment securities available-for-sale at fair value. The investment securities consist primarily of non-investment grade mortgage-backed securities. The fair value of the investment securities are measured based upon our expectation of inputs that other market participants would use. Such assumptions include our judgments about the underlying collateral, prepayment speeds, credit losses, and certain other factors. Given the market disruption and lack of observable market data as of December 31, 2008, the fair value of the investment securities available-for-sale were measured using significant internal expectations of market participants' assumptions.

           Securitized mortgage collateral—Pursuant to the Company's adoption of SFAS 159, the Company elected to carry all of its securitized mortgage collateral at fair value. These assets consist primarily of non-conforming single-family residential and multi-family mortgage loans securitized between 2002 and 2007. Fair value measurements are based on the Company's estimated cash flow models and non-binding quoted prices for the underlying bonds. The Company's assumptions include our expectations of inputs that other market participants would use in pricing these assets. These assumptions include our judgments about the underlying collateral, annual prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors.

           Securitized mortgage borrowings—Pursuant to the Company's adoption of SFAS 159, the Company elected to carry all of its securitized mortgage borrowings at fair value. These borrowings consist of individual tranches of bonds issued by securitization trusts and are primarily backed by non-conforming mortgage loans. Fair value measurements include our judgments about the underlying collateral assumptions such as annual prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors and are based upon non-binding quoted prices for the individual tranches of bonds, if available.

           Trust preferred securities—Pursuant to the Company's adoption of SFAS 159, the Company elected to carry all of its trust preferred securities at fair value. These securities were measured based upon an analysis prepared by the Company, which considered the Company's own credit risk, including a comparison to the terms of the Company's preferred stock and consideration of recent settlements with trust preferred debt holders and revised terms of restructured trust preferred securities.

           Derivative assets and liabilities—For non-exchange traded contracts, fair value is based on the amounts that would be required to settle the positions with the related counterparties as of the valuation date. Valuations of derivative assets and liabilities are based on observable market inputs, if available. To the extent observable market inputs are not available, fair values measurements include the Company's judgments about the future cash flows, forward interest rates and certain other factors, including counterparty risk. With the issuance of SFAS 157, these values must also take into account the Company's own credit standing, to the extent applicable, thus included in the valuation of the derivative instrument is the value of the net credit differential between the counterparties to the derivative contract.

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

           To mitigate exposure to the effect of changing interest rates on cash flows on securitized mortgage borrowings and reverse repurchase borrowings, the Company purchased derivative instruments primarily in the form of interest rate swap agreements (swaps) and, to a lesser extent, interest rate cap agreements (caps) and interest rate floor agreements (floors). Due to the closure of the mortgage operations, the Company has not entered into a new derivative instrument since the third quarter of 2007.

           On September 15, 2008, Lehman Brothers Holdings Inc. (LBHI) filed a petition for protection under Chapter 11 of the U.S. Bankruptcy Code. As of that date, LBHI, through affiliated companies, was an interest rate swap counterparty to several of the Company's CMO and REMIC securitizations. At December 31, 2008, the estimated value of derivative liabilities to LBHI, through its affiliated companies was $107.2 million and is included in derivative liabilities in the consolidated balance sheet. As the related securitization trusts are non-recourse to the Company, the Company is not required to replace or otherwise settle any derivative positions affected by counterparty default within the consolidated trusts.

Non-recurring basis

           The Company is required to measure certain assets at fair value. These fair value measurements typically result from the application of specific accounting pronouncements under GAAP. The fair value measurements are considered non-recurring fair value measurements under SFAS 157.

           Loans held-for-sale—Loans held-for-sale for which the fair value option was not elected are carried at lower of cost or market (LOCOM). When available, such measurements are based upon what secondary markets offer for portfolios with similar characteristics, and are considered Level 2 measurements. If market pricing is not available, such measurements are significantly impacted by our expectations of other market participants' assumptions, and are considered Level 3 measurements. The Company utilizes internal pricing processes to estimate the fair value of loans held-for-sale, which is based on recent sales and estimates of the fair value of the underlying collateral. Loans held-for-sale, which are primarily included in assets of discontinued operations, are considered Level 3 measurements at December 31, 2008 based on the lack of observability of market inputs.

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

Interest Income and Interest Expense

           Interest income on securitized mortgage collateral and interest expense on securitized mortgage borrowings are recorded using the effective yield for the period based on the previous quarter's estimated fair value.

           In periods prior to the adoption of SFAS 159, the Company amortized mortgage premiums, securitization costs, bond discounts, deferred charges and master servicing rights associated with its securitized mortgage collateral and borrowings to interest income and interest expense over the estimated lives of the mortgages and maturity of the borrowings as an adjustment to yield of the securitized mortgage collateral and borrowings. Amortization calculations included certain loan information, including the interest rate, maturity date, principal balance and certain assumptions including expected prepayment rates. The Company estimated prepayments on a collateral specific basis and considered actual prepayment activity for the collateral pool. The Company also considered the current interest rate environment and the forward prepayment curve projections.

Net Realizable Value of REO

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

Lower of Cost or Market (LOCOM) of Loans Held-for-Sale

           Loans held-for-sale are carried at the lower of amortized cost or fair value. Traditionally, we have estimated fair value by evaluating a variety of market indicators including recent trades and outstanding commitments. To perform the analysis we stratify the mortgage loans in our held-for-sale portfolio into loans with expected trades and those on the reverse repurchase lines. After the valuation method is determined (e.g., trade price or warehouse line basis) we apply fair value estimates to these stratifications to arrive at a valuation allowance which is applied against our carrying amount resulting in a net fair value estimate for mortgage loans held for sale. However, during the third and fourth quarters of 2007 the market for unsold loans was reduced significantly resulting in significant writedowns to the Company's remaining unsold loans.

Securitization of Financial Assets as Financing versus Sale

           Securitizations are accounted for as financings or sales. We refer to the sales as "unconsolidated" securitizations. We determine the gain on sale by allocating the carrying value of the underlying mortgage loans between loans sold and the interests retained, based on relative fair values. The gain recognized is the difference between the net proceeds of the securitization and the allocated carrying value of the loans sold. Net proceeds consist of cash and any other assets obtained, less any liabilities incurred. Our estimate of the fair value of our net retained residual interests in these securitizations, which are included in investment securities available-for-sale in the consolidated balance sheets, requires us to exercise significant judgment as to the timing and amount of future cash flows from the residual interests. We are exposed to credit risk from the underlying mortgage loans in unconsolidated securitizations to the extent we retain subordinated interests. Changes in expected cash flows resulting from changes in expected net credit losses will impact the value of our subordinated retained interests and those changes are recorded as a component of change in fair value of net trust assets in periods subsequent to the adoption of SFAS No. 159 on January 1, 2008. In periods prior to the adoption of SFAS No. 159, the change in fair values was included in comprehensive loss.

           In contrast, for securitizations that are structured as financings, we recognize interest income over the life of the securitized mortgage collateral and interest expense incurred for the securitized mortgage borrowings. We refer to these transactions as consolidated securitizations. The mortgage loans collateralizing the debt securities for these financings are included in securitized mortgage collateral and the debt securities payable to investors in these securitizations are included in securitized mortgage borrowings in our consolidated balance sheet.

           Whether a securitization is consolidated or unconsolidated, investors in the securities issued by the securitization trust have no recourse to our non-securitized assets or to us and have no ability to require us to provide additional assets, but rather have recourse only to the assets transferred to the trust. Whereas the accounting differences are significant, the underlying economic impact to us, over time, will be the same regardless of whether the securitization trust is consolidated or unconsolidated.

           The mortgage operations recognize gains or losses on the sale of mortgages when the sales transaction settles or upon the securitization of the mortgages when the risks of ownership have passed to the purchasing party. Gains and losses may be increased or decreased by the amount of any servicing related premiums received and costs associated with the acquisition or origination of mortgages. A transfer of financial assets in which control is surrendered is accounted for as a sale to the extent that consideration other than a beneficial interest in the transferred assets is received in the exchange. The long-term investment operations structured securitized mortgage securitizations as financing arrangements and recognized no gain or loss on the transfer of mortgage assets. The consolidated securitized mortgage securitization trusts do not meet criteria within SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 140), to be qualifying special purpose entities, and further, are considered variable interest entities under FASB Interpretation No. 46R (FIN 46R) and, therefore, are consolidated by the long-term investment operations as the entities' primary beneficiary. Securitizations which do not meet the sale criteria within SFAS 140 are accounted for as secured borrowing transactions and consolidated under FIN46R to the extent the Company holds a residual interest and thus is considered the primary beneficiary. Also, master servicing assets and other retained interests in the transferred assets must be measured by allocating the previous carrying value between the asset sold and the interest retained, if any, based on their relative fair values at the date of transfer. To determine the value of the securities and retained interests, management uses certain analytics and data to estimate future rates of prepayments, prepayment penalties to be received, delinquencies, defaults and default loss severity and their impact on estimated cash flows.

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

           The Company estimates the repurchase reserve, included in liabilities of discontinued operations in the consolidated balance sheet, based on the estimated trailing whole loan sales that still have outstanding early payment and misrepresentation warranties. The calculation of the trailing whole loan sales subject to request is based upon historical analysis of the timing of requests in relation to their sale date. The Company also calculates the rate at which our whole loan sales will develop into early payment default or misrepresentation claims. Based on historical experience, management will determine what percentage of the claims may incur a loss. The Company applies a historical loss rate, adjusted for current market conditions based on the type of loan (first lien or to a lesser extent second lien) to the loans we expect to incur loss on in the future to derive the repurchase reserve. The reserve includes the Company's estimate of losses in the fair value of loans the Company expects it will repurchase, plus any premiums that will be refunded to the investor. The loss in fair value is predominately determined based on several factors including recent settlements and status of current settlement negotiations.

Allowance for Loan Losses

           In periods prior to the adoption of SFAS 159 on January 1, 2008, we maintained an allowance for loan losses for mortgages held as securitized mortgage collateral, finance receivables and mortgages held-for-investment. In evaluating the adequacy of the allowance for loan losses, management would take many factors into consideration. For instance, a detailed analysis of historical loan performance data was accumulated and reviewed. This data was analyzed for loss performance and prepayment performance by product type, origination year and securitization issuance. The data was also analyzed by collection status. Our estimate of the required allowance for these loans was developed by estimating both the rate of default of the loans and the amount of loss in the event of default. The rate of default was based on analysis of migration of loans from each aging category. The loss severity was determined by estimating the net proceeds from the ultimate sale of the foreclosed property. The results of that analysis were then applied to the current mortgage portfolio and an estimate was created. We believe that pooling of mortgages with similar characteristics was an appropriate method in which to evaluate the allowance for loan losses. Management also recognized that there are qualitative factors that must be taken into consideration when evaluating and measuring inherent loss in our loan portfolios. These items included, but are not limited to, economic indicators that may affect the borrower's ability to pay, changes in value of collateral, projected loss curves, political factors, market conditions, competitor's performance, market perception and industry statistics. This evaluation was inherently subjective, as it required estimates that were susceptible to significant revision as factors change or as more information becomes available.

           Specific valuation allowances would be established for loans that were deemed impaired, if default by the borrower is deemed probable, and if the fair value of the loan or the collateral is estimated to be less than the gross carrying value of the loan. Actual losses on loans were recorded as a reduction to the allowance through charge-offs.

Amortization of Loan Premiums and Securitization Costs

           In periods prior to the adoption of SFAS No. 159 on January 1, 2008, we would amortize the mortgage premiums, securitization costs, bond discounts, and deferred gains/losses to interest income over the estimated lives of the mortgages as an adjustment to yield of the collateral and borrowings, in accordance with Statement of Financial Accounting Standard No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" ("SFAS 91"). Amortization calculations included certain loan information including the interest rate, loan maturity, principal balance and certain assumptions including expected prepayment rates. We estimated prepayments on a collateral-specific basis and considered actual prepayment activity for the collateral pool. We also considered the current interest rate environment and the forward market curve projections.

Taxable Income

           We have elected to be taxed as a REIT, which generally allows us to pass through income to our stockholders in the form of dividends without the payment of corporate level tax. To maintain our qualification as a REIT, we must satisfy certain quarterly asset tests, annual gross income tests, and certain organizational tests, and we must satisfy a distribution requirement under which we must distribute dividends to our stock holders in an amount at least equal to 90 percent of our taxable income (other than net capital gains).

           We expect to revoke our REIT election, effective January 1, 2009, and become taxable as a regular corporation because we believe that maintaining our continuing qualification as a REIT will not be a benefit to our stockholders. At the beginning of 2009, we will have significant NOL carryforwards from prior years. We do not expect to be able to generate sufficient taxable income in future years to absorb these losses and have recognized a full valuation allowance against these NOL carryforwards in our consolidated balance sheets. Once we revoke our REIT election, we will not be allowed to elect to be taxed as a REIT until 2014.

 Financial Condition and Results of Operations

Financial Condition

As of December 31, 2008 compared to December 31, 2007

	As of December 31,
			Increase (Decrease)	% Change
	2008	2007
Securitized mortgage collateral	$5,894,424	$16,532,633	$(10,638,209)	(64)%
Real estate owned	599,084	400,863	198,221	49
Derivative assets	37	7,497	(7,460)	(100)
Assets of discontinued operations	141,053	353,250	(212,197)	(60)
Other assets	80,919	96,829	(15,910)	(16)

Total assets	$6,715,517	$17,391,072	$(10,675,555)	(61)%

Securitized mortgage borrowings	$6,193,984	$17,780,060	$(11,586,076)	(65)%
Liabilities of discontinued operations	217,241	405,341	(188,100)	(46)
Other liabilities	295,040	283,399	11,641	4

Total liabilities	6,706,265	18,468,800	(11,762,535)	(64)
Total stockholders' equity (deficit)	9,252	(1,077,728)	1,086,980	(101)

Total liabilities and stockholders' equity	$6,715,517	$17,391,072	$(10,675,555)	(61)%

           Total assets and liabilities were each approximately $6.7 billion as of December 31, 2008, as compared to $17.4 billion and $18.5 billion as of December 31, 2007, respectively. The decreases in total assets and liabilities were primarily the result of the Company electing to adopt SFAS 159 for a significant portion of the Company's financial instruments. The adoption of SFAS 159 resulted in the reduction of the carrying basis of certain financial instruments (securitized mortgage collateral and borrowings and trust preferred securities) to fair value at January 1, 2008. Changes in the fair value of these and other financial instruments are recognized in earnings. Upon adoption, securitized mortgage collateral and securitized mortgage borrowings were reduced by $0.8 billion and $1.9 billion, respectively. The $1.1 billion difference between these two amounts at adoption is the result of the Company historically being required under GAAP to record an allowance for loan losses ($1.2 billion at December 31, 2007) that reduced securitized mortgage collateral in its consolidated trusts below the balance of the related securitized mortgage borrowings. This resulted in a negative investment in certain consolidated trusts, even though the related trust agreements are non-recourse to the Company. During 2008, the net change in the fair value of securitized mortgage collateral and securitized mortgage borrowings included in earnings was $(7.4) billion and $7.2 billion, respectively.

As of December 31, 2007 compared to December 31, 2006

	As of December 31,
			Increase (Decrease)	% Change
	2007	2006
Securitized mortgage collateral	$16,532,633	$20,966,744	$(4,434,111)	(21)%
Real estate owned	400,863	135,967	264,896	100
Derivative assets	7,497	142,793	(135,296)	100
Assets of discontinued operations	353,250	2,086,390	(1,733,140)	(83)
Other assets	96,829	267,061	(170,232)	(64)

Total assets	$17,391,072	$23,598,955	$(6,207,883)	(26)%

Securitized mortgage borrowings	$17,780,060	$20,527,001	$(2,746,941)	(13)%
Liabilities of discontinued operations	405,341	1,774,256	(1,368,915)	(77)
Other liabilities	283,399	288,168	(4,769)	(2)

Total liabilities	18,468,800	22,589,425	(4,120,625)	(18)
Total stockholders' (deficit) equity	(1,077,728)	1,009,530	(2,087,258)	(207)

Total liabilities and stockholders' equity	$17,391,072	$23,598,955	$(6,207,883)	(26)%

           Total assets were $17.4 billion as of December 31, 2007 as compared to $23.6 billion as of December 31, 2006, as the long-term investment operations retained $3.0 billion of primarily Alt-A mortgages and $234.9 million of commercial mortgages, substantially offset by approximately $5.3 billion in prepayments. The prepayments, offset by retentions, decreased the long-term mortgage portfolio to $16.5 billion as of December 31, 2007 as compared to $21.0 billion as of December 31, 2006. The acquisition and origination of mortgages were primarily financed through the issuance of $3.9 billion of securitized mortgage borrowings.

           Since our consolidated and unconsolidated securitization trusts are non-recourse to the Company, our economic risk is limited to our residual interests in these securitization trusts. Therefore, we have netted trust assets and trust liabilities to present these residual interests more simply. Our residual interests in securitizations are segregated between our single-family (SF) residential and multi-family (MF) residential portfolios and are represented by the difference between trust assets and trust liabilities. For unconsolidated securitizations, our residual interests represent the fair value of investment securities, available-for-sale. For consolidated securitizations, our residual interests are represented by the fair value of securitized mortgage collateral and net realizable value of real estate owned, offset by the fair value of securitized mortgage borrowings and net derivative liabilities. The decline in the fair value of residual interests in securitizations is primarily due to increases in delinquencies, credit losses, discount rates and overall reductions in real estate prices. The following tables present the estimated fair value of our residual interests by securitization vintage year and other related assumptions used to derive these values at December 31, 2008:

	Estimated Fair Value of Residual Interests by Vintage Year
	SF	MF		Total
2002-2003 (1)	10,333	4,703		15,036
2004	4,588	4,049		8,637
2005	565	667		1,232
2006	188	2,546		2,734
2007	-	406		406

Total	15,674	12,371		28,045
Weighted avg. prepayment rate	14%	19%		14%
Weighted avg. discount rate	50%	47	% (2)	48%

(1)
2002-2004 vintage year includes CMO 2007-A, since the majority of the mortgages collateralized in this securitization were originally securitized during this period.
(2)
Discount rates were 30 percent on MF prepayment penalties and the MF component of ISAC 2006-2, which was not cross-collateralized with its SF component

           The fair value of trust assets is essentially the fair value of trust liabilities plus the fair value of the residual interests. The credit loss, prepayment and forward interest rate assumptions used in the fair value process were the same for trust assets, liabilities and residual interests, as the collateral assumptions determine collateral cash flows which are used to pay the bonds and residual interests. The only difference in assumptions was between the investor yield requirements on trust assets and liabilities (trust liabilities were slightly less on those securitization trusts with residual interests) and the discount rates used for residual interests. The table below reflects the estimated future credit losses and investor yield requirements for trust assets by product (SF and MF) and securitization vintage:

	Estimated Future Losses (1)		Investor Yield Requirement (2)
	SF	MF	SF	MF
2002-2003	5%	2%	16%	28%
2004	8%	2%	36%	27%
2005	19%	8%	55%	26%
2006	30%	16%	50%	27%
2007	30%	15%	48%	25%

(1)
Estimated future losses derived by dividing future projected losses by current unpaid principal balances.
(2)
Investor yield requirements represent the Company's estimate of the yield third-party market participants would require to price our trust assets and liabilities given our prepayment, credit loss and forward interest rate assumptions.

           The following table presents selected financial data as of the dates indicated:

	As of and for the year ended December 31,
	2008	2007	2006
Book value per common share	$(19.93)	$(16.28)	$11.15
Prior 12-month (CPR) – Residential	11%	25%	38%
Prior 12-month (CPR) – Commercial	10%	9%	8%
Total non-performing loans	$3,040,291	$2,131,537	$844,925
Total non-performing loans to total loans	19.4%	9.1%	3.9%
Total non-performing assets (1)	$3,646,742	$2,543,775	$1,006,463
Total non-performing assets to total assets (2)	25.8%	14.6%	4.3%

(1)
Non-performing assets include the unpaid principal balance of non-performing loans (loans that are 90 days or more delinquent, including loans in foreclosure and delinquent bankruptcies) and REO
(2)
In 2008, as a result of the adoption of SFAS 159, non-performing assets to total assets is presented as the fair value of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO as a percentage of total assets. With the adoption of SFAS 159, securitized mortgage collateral is recorded at fair value and as a result of current market conditions has significantly decreased. The decrease in the fair value of securitized mortgage collateral resulted in significant decreases in total assets at December 31, 2008 compared to prior periods. This decrease in total assets, resulting from the adoption of SFAS 159, along with the increases in non-performing assets has resulted in higher total non-performing assets to total assets. In periods prior to 2008, securitized mortgage collateral was not accounted for at fair value and therefore non-performing assets to total assets is presented using the historical cost basis (less an allowance for losses) of securitized mortgage collateral.

           We believe that in order for us to generate cash flows from the long-term mortgage portfolio, we must successfully manage the following operational and market risks:

  •
  liquidity risk;

  •
  credit risk;

  •
  interest rate risk; and

  •
  prepayment risk.

           Liquidity Risk.    Refer to "Liquidity and Capital Resources."

           Credit risk.    We manage credit risk by actively managing delinquencies and defaults through our servicers. Starting with the second half of 2007 we have not retained any additional Alt-A mortgages in our long-term mortgage portfolio. Our securitized mortgage collateral primarily consists of Alt-A mortgages which are generally within typical Fannie Mae and Freddie Mac guidelines but have loan characteristics, which may include higher loan balances, higher loan-to-value ratios or lower documentation requirements (including stated-income loans), that make them non-conforming under those guidelines.

           As of December 31, 2008, single-family and multi-family securitized mortgage collateral had an original weighted average credit score of 701 and 732, an original weighted average LTV ratio of 74 and 66 percent and an original CLTV of 84 percent and 66 percent, respectively. The current LTV and CLTV ratios may have increased from origination date as a result of the deterioration of the real estate market.

           Using historical losses, current portfolio statistics and market conditions and available market data, the Company has estimated future loan losses, which are included in the fair value adjustment to our securitized mortgage collateral. While the credit performance for the loans has been clearly far worse than the Company's initial expectations when the loans were originated, the ultimate level of realized losses will largely be influenced by events that will likely unfold over the next several years, including the severity of housing price declines and overall strength of the economy. If market conditions continue to deteriorate in excess of our expectations, the Company may need to recognize additional fair value reductions to our securitized mortgage collateral, which may also affect the value of the related securitized mortgage borrowings.

           We monitor our servicers to attempt to ensure that they perform loss mitigation, foreclosure and collection functions according to their servicing practices and each securitization trust's pooling and servicing agreement. We have met with the management of our servicers to assess our borrowers' current ability to pay their mortgages and to make arrangements with selected delinquent borrowers which will result in the best interest of the trust, borrower and the Company, in an effort to minimize the number of mortgages which become seriously delinquent. When resolving delinquent mortgages, servicers are required to take timely action. The servicer is required to determine payment collection under various circumstances, which will result in the maximum financial benefit. This is accomplished by either working with the borrower to bring the mortgage current or by foreclosing and liquidating the property. When a borrower fails to make required payments on a mortgage and does not cure the delinquency within 60 days, we generally record a notice of default and commence foreclosure proceedings, or arrange alternative terms of forbearance. If the mortgage is not reinstated within the time permitted by law for reinstatement, the property may then be sold at a foreclosure sale. At a foreclosure sale, the trusts consolidated on our balance sheet generally acquire title to the property.

           We use the Mortgage Bankers Association (MBA) method to define delinquency as a contractually required payment being 30 days or more past due. We measure delinquencies from the date of the last payment due date in which a payment was received. Delinquencies for loans 60 days late or greater, foreclosures and delinquent bankruptcies were $3.5 billion or 22.7 percent as of December 31, 2008.

           The following table summarizes the unpaid principal balances of non-performing loans in our mortgage portfolio, included in securitized mortgage collateral, loans held-for-investment and loans held-for-sale for continuing and discontinued operations combined, that were 60 or more days delinquent (utilizing the MBA method) for the periods indicated:

	As of December 31,
	2008		2007		2006
Loans held-for-sale (1)
60 - 89 days delinquent	$13,694	0.1%	$45,121	0.2%	$11,696	0.1%
90 or more days delinquent	63,541	0.4%	51,294	0.2%	34,598	0.2%
Foreclosures (2)	65,661	0.4%	23,936	0.1%	13,267	0.1%

Total 60+ days delinquent loans held-for-sale	142,896	0.9%	120,351	0.5%	59,561	0.3%

Long-term mortgage portfolio
60 - 89 days delinquent	$494,960	3.2%	$490,946	2.1%	$372,649	1.7%
90 or more days delinquent	1,096,366	7.0%	773,816	3.3%	275,089	1.3%
Foreclosures (2)	1,614,472	10.3%	1,093,385	4.6%	403,489	1.9%
Delinquent bankruptcies (3)	200,251	1.3%	189,106	0.8%	118,482	0.5%

Total 60+ days delinquent long-term mortgage portfolio	3,406,049	21.7%	2,547,253	10.8%	1,169,709	5.4%

Total 60 or more days delinquent	$3,548,945	22.7%	$2,667,604	11.3%	$1,229,270	5.6%

Total mortgages owned	15,666,243	100%	23,525,415	100%	21,783,549	100%

(1)
Loans held-for-sale are included in assets of discontinued operations in the consolidated balance sheets.
(2)
Represents properties in the process of foreclosure.
(3)
Represents bankruptcies that are 30 days or more delinquent.

           The following table summarizes securitized mortgage collateral, loans held-for-investment, loans held-for-sale and real estate owned, that were non-performing for continuing and discontinued operations combined for the periods indicated:

	As of December 31,
	2008		2007		2006
90 or more days delinquent, foreclosures and delinquent bankruptcies	$3,040,291	83%	$2,131,537	84%	$844,925	84%
Real estate owned	606,451	17%	412,238	16%	161,538	16%

Total non-performing assets	$3,646,742	100%	$2,543,775	100%	$1,006,463	100%

           Non-performing assets consist of non-performing loans (mortgages that are 90 days or more delinquent, including loans in foreclosure and delinquent bankruptcies) plus REO. It is our policy to place a mortgage on non-accrual status when it becomes 90 days delinquent and to reverse from revenue any accrued interest, except for interest income on securitized mortgage collateral when the scheduled payment is received from the servicer. The servicers are required to advance principal and interest on loans within the securitization trusts to the extent the advances are considered recoverable. As of December 31, 2008, non-performing assets (representing the fair value of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) as a percentage of the total assets was 26 percent. At December 31, 2007, non-performing assets to total assets was 15 percent. At December 31, 2008, with the adoption of SFAS 159, securitized mortgage collateral is recorded at fair value and as a result of current market conditions has significantly decreased. The decrease in the fair value of securitized mortgage collateral resulted in significant decreases in total assets at December 31, 2008 compared to prior periods. This decrease in total assets, along with the increases in non-performing assets has resulted in higher total non-performing assets to total assets, as compared to 2007.

           Real estate owned, which consists of residential real estate acquired in satisfaction of loans, is carried at the lower of cost or net realizable value less estimated selling costs. Historically, adjustments to the loan carrying value required at the time of foreclosure were charged against the allowance for loan losses. With the adoption of SFAS 159, the Company no longer maintains an allowance for loan losses and adjustments to the carrying value of REO at the time of foreclosure are included in the change in the fair value of net trust assets. Changes in the Company's estimates of net realizable value subsequent to the time of foreclosure and through the time of ultimate disposition are recorded as gains or losses from real estate owned in the consolidated statements of operations and comprehensive loss. Real estate owned, for continuing and discontinued operations, at December 31, 2008 increased $194.2 million or 47 percent from December 31, 2007 as a result of an increase in foreclosures from higher delinquencies and deterioration in the prevailing real estate market and, in part, due to borrowers' inability to obtain replacement financing in conjunction with rising borrowing costs due to interest rate resets, reduced housing demand in the marketplace and lower housing prices.

           We realized a loss on sale of REO in the amount $22.3 million for 2008 as compared to a loss of $2.9 million for 2007. Additionally, for 2008, the Company recorded writedowns of the net realizable value of the REO in the amount of $29.7 million as compared to $103.0 million for 2007, which reflects the decline in value of the REO from the foreclosure date.

           The following table presents the balances and related activity of the REO for continuing operations:

	For the year ended December 31,
	2008	2007
Beginning balance	$405,434	$137,331
Foreclosures (1)	678,442	487,314
Liquidations	(484,124)	(219,211)

Ending balance	$599,752	$405,434

REO inside trusts	$599,084	$400,863
REO outside trusts (2)	668	4,571

Total	$599,752	$405,434

(1)
Foreclosures include $714.0 million and $559.6 million in net realizable value of properties transferred to REO, during 2008 and 2007, respectively. Also included in the amount is $35.6 million and $72.3 million in additional impairment of REO subsequent to foreclosure in 2008 and 2007, respectively.
(2)
Amount represents REO related to former on-balance sheet securitizations, which were collapsed as the result of the Company exercising its clean-up call options. This REO is included in other assets in the accompanying consolidated balance sheets.

           In calculating the cash flows to assess the fair value of the securitized mortgage collateral the Company estimates the future losses embedded in our loan portfolio. In evaluating the adequacy of these losses, management takes many factors into consideration. For instance, a detailed analysis of historical loan performance data is accumulated and reviewed. This data is analyzed for loss performance and prepayment performance by product type, origination year and securitization issuance. The data is also broken down by collection status. Our estimate of losses for these loans is developed by estimating both the rate of default of the loans and the amount of loss in the event of default. The rate of default is assigned to the loans based on their attributes (e.g., original loan-to-value, borrower credit score, documentation type, geographic location, etc.) and collection status. The rate of default is based on analysis of migration of loans from each aging category. The loss severity is determined by estimating the net proceeds from the ultimate sale of the foreclosed property. The results of that analysis are then applied to the current mortgage portfolio and an estimate is created. We believe that pooling of mortgages with similar characteristics is an appropriate methodology in which to evaluate the future loan losses.

           Management recognizes that there are qualitative factors that must be taken into consideration when evaluating and measuring losses in the loan portfolios. These items include, but are not limited to, economic indicators that may affect the borrower's ability to pay, changes in value of collateral, political factors, market conditions, competitor's performance, market perception, historical losses, and industry statistics. The assessment for losses, is based on delinquency trends and prior loss experience and management's judgment and assumptions regarding various matters, including general economic conditions and loan portfolio composition. Management continually evaluates these assumptions and various relevant factors affecting credit quality and inherent losses.

           Interest Rate Risk.    Refer to Item 7A. "Quantitative and Qualitative Disclosures About Market Risk."

           Prepayment risk.    The Company uses prepayment penalties as a method of partially mitigating prepayment risk for those borrowers that have the ability to refinance. Historically, mortgage industry evidence suggests that changes in home appreciation rates and lower payment option mortgage products had been a significant factor affecting borrowers refinancing decisions. However, the recent economic downturn, lack of available credit and decline in property values has limited borrowers' ability to refinance. Additionally, as mortgage rates increase and housing prices decline, borrowers will find it more difficult to refinance to obtain cheaper financing. If borrowers are unable to pay their mortgage payments at the adjusted rate, delinquencies may increase. The three-month average combined voluntary prepayment rate of single-family and multi-family loans held as securitized mortgage collateral decreased to 10 percent at December 31, 2008 from 17 percent as of December 31, 2007.

Results of Operations

Condensed Statements of Operations Data

	For the year ended December 31,
	2008	2007	Increase (Decrease)	% Change
Interest income	$1,476,972	$1,224,821	$252,151	21%
Interest expense	1,463,239	1,179,015	284,224	24

Net interest income	13,733	45,806	(32,073)	(70)
Provision for loan losses	–	1,390,008	(1,390,008)	n/a

Net interest income (expense) after provision for loan losses	13,733	(1,344,202)	1,357,935	101
Total non-interest income	42,444	(269,553)	311,997	116
Total non-interest expense	29,138	25,096	4,042	16
Income tax expense	22,270	14,861	7,409	50

Net earnings (loss) from continuing operations	4,769	(1,653,712)	(1,658,481)	(100)
Loss from discontinued operations, net	(49,492)	(393,378)	343,886	87

Net loss	$(44,723)	$(2,047,090)	$(2,002,367)	(98)%

Net loss per share – basic and diluted	$(7.34)	$(270.97)	$263.63	97%

Dividends declared per common share	$-	$3.50	$(3.50)	n/a %

	For the Year Ended December 31,
	2007	2006	Increase (Decrease)	% Change
Interest income	$1,224,821	$1,134,002	$90,819	8%
Interest expense	1,179,015	1,196,199	(17,184)	(1)

Net interest income (expense)	45,806	(62,197)	108,003	174
Provision for loan losses	1,390,008	34,600	1,355,408	3,917

Net interest expense after provision for loan losses	(1,344,202)	(96,797)	(1,247,405)	(1,289)
Total non-interest income	(269,553)	113,566	(383,119)	(337)
Total non-interest expense	25,096	22,318	2,778	12
Income tax expense (benefit)	14,861	(13,597)	28,458	209

Net (loss) earnings from continuing operations	(1,653,712)	8,048	1,661,760	20,648
Loss from discontinued operations, net	(393,378)	(83,321)	(310,057)	(372)

Net loss	$(2,047,090)	$(75,273)	$1,971,817	2,620%

Net loss per share – basic and diluted	$(270.97)	$(11.82)	$(259.15)	(2,192)%

Dividends declared per common share	$3.50	$9.50	$(6.00)	(63)%

Net Interest Income (Expense)

           We earn net interest income primarily from mortgage assets which include securitized mortgage collateral, loans held-for-sale and investment securities available-for-sale, or collectively, "mortgage assets," and, to a lesser extent, interest income earned on cash and cash equivalents. Interest expense is primarily interest paid on borrowings on mortgage assets, which include securitized mortgage borrowings, reverse repurchase agreements and borrowings secured by investment securities available-for-sale. With the adoption of SFAS 159, net interest income during 2008 represents the effective yield, based on the fair value of the trust assets and liabilities. During 2007 and 2006, net interest income included (1) amortization of acquisition costs on mortgages acquired from the mortgage operations, (2) accretion of loan discounts, which primarily represented the amount allocated to mortgage servicing rights when they are sold to third parties and mortgages are transferred to the long-term investment operations from the mortgage operations and retained for long-term investment, (3) amortization of securitization costs and, to a lesser extent, (4) amortization of bond discounts.

           The following table summarizes average balance, interest and weighted average yield on mortgage assets and borrowings, included within continuing and discontinued operations, for the periods indicated. Cash receipts and payments on derivative instruments hedging interest rate risk related to our securitized mortgage borrowings are not included in the results below. In 2008, these cash receipts and payments are included as a component of the change in fair value of net trust assets. In periods prior to 2008, these cash receipts and payments were included in change in fair value of derivative instruments.

	For the year ended December 31,
	2008			2007			2006
	Average Balance	Interest	Yield	Average Balance	Interest	Yield	Average Balance	Interest	Yield
MORTGAGE ASSETS
Investment securities, available-for-sale	$9,544	$2,168	22.72%	$22,628	$5,847	25.84%	$29,918	$4,263	14.25%
Securitized mortgage collateral (1)	10,527,535	1,472,877	13.99%	19,952,267	1,223,459	6.13%	21,311,592	1,121,481	5.27%
Mortgages held-for-investment and held-for-sale (2)	168,669	11,083	6.57%	1,109,030	74,942	6.76%	1,878,675	121,266	6.45%
Finance receivables	-	-	-	191,766	8,745	4.56%	275,571	20,960	7.61%

Total mortgage assets\ interest income	$10,705,748	$1,486,128	13.88%	$21,275,691	$1,312,993	6.17%	$23,495,756	$1,267,970	5.40%

BORROWINGS
Securitized mortgage borrowings	$10,845,338	$1,455,076	13.42%	$19,682,250	$1,166,666	5.93%	$20,848,143	$1,183,150	5.68%
Reverse repurchase agreements	228,988	9,869	4.31%	1,326,013	80,388	6.06%	2,010,931	118,958	5.92%

Total borrowings on mortgage assets\ interest expense	$11,074,326	$1,464,945	13.23%	$21,008,263	$1,247,054	5.94%	$22,859,074	$1,302,108	5.70%

Net Interest Spread (3)		$21,183	0.65%		$65,939	0.24%		$(34,138)	-0.30%
Net Interest Margin (4)			0.20%			0.31%			-0.15%

(1)
Interest on securitized mortgage collateral in 2007 and 2006 includes amortization of acquisition cost on mortgages acquired from the mortgage operations and accretion of loan discounts. As a result of the adoption of SFAS 159, during 2008, the Company applied the effective yield used to derive the fair value of the securitized mortgage collateral and borrowings.
(2)
The held-for-sale balance excludes the lower of cost or market (LOCOM) write-down on the loans.
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

For the year ended December 31, 2008 compared to the year ended December 31, 2007

           Net interest spread for 2008 decreased $44.8 million to $21.2 million as compared to 2007. The decrease in net interest spread was primarily due to declines in outstanding balances. During 2008, the yield on mortgage assets increased to 13.88 percent from 6.17 percent in 2007. The yield on total borrowings increased to 13.23 percent for 2008 from 5.94 percent for 2007. The increase in the securitized mortgage collateral and borrowing yields is primarily a result of the adoption of SFAS 159 and the related recognition of interest income and interest expense using effective yields for 2008, based on fair value, as compared to using effective interest rates using the historical basis in the underlying collateral and borrowings in the prior periods. As the market's expectation of future credit losses has increased, the market has demanded higher yields, as investors require a higher yield on these financial assets and liabilities, which has resulted in reductions of fair values. The Company's weighted average yields in 2008 and future periods has been and could be significantly higher than historical periods.

For the year ended December 31, 2007 compared to the year ended December 31, 2006

           Increases in net interest income were primarily due to an improvement in net interest margins on mortgage assets as a result of the following:

  •
  the Company's loans have adjusted upward due to interest rate resets and the layering of additional mortgage loans at higher rates,

  •
  the Company increased the amortization period in which loan premiums paid for loans that are retained are amortized to interest income, and the period securitization costs are amortized to interest expense, due to lower prepayment rates; and

  •
  the yield on borrowing costs remained relatively flat from 2006 through December 2007.

           Net interest spread for 2007 increased $100.1 million (293 percent) as compared to 2006. The increase was primarily due to net interest margins on mortgage assets increasing by 46 basis points to 0.31 percent for 2007 as compared to (0.15) percent for 2006. The increase in net interest margins on mortgage assets was primarily due to a positive variance of 77 basis points in yield on mortgage assets, as coupons have adjusted, partially offset by an unfavorable variance of 24 basis points in borrowing costs.

           As a result of the illiquidity in the mortgage market and borrowers' inability to obtain cheaper financing we saw a corresponding decline in mortgage prepayment speeds which we observed in our portfolio during 2007. Additionally, as home prices have declined in most areas, resulting in increased loan to value ratios. This has limited refinancing options for borrowers with higher credit scores. Our securitized mortgage collateral reflects reduced prepayments with the three-month CPR rate declining to 17 percent as of December 31, 2007 from 36 percent as of December 31, 2006.

Non-Interest Income

For the year ended December 31, 2008 compared to the year ended December 31, 2007

	For the year ended December 31,
	2008	2007	Increase (Decrease)	% Change
Change in fair value of derivative instruments	$-	$(140,827)	$140,827	n/a %
Change in fair value of net trust assets, excluding REO	24,281	-	24,281	n/a
Losses from real estate owned	(52,011)	(105,865)	53,854	51
Change in fair value of trust preferred securities	24,879	-	24,879	n/a
Real estate advisory fees	45,388	-	45,388	n/a
Loss on sale of loans	(1,129)	(29,019)	27,890	96
Other	1,036	6,158	(5,122)	(83)

Total non-interest income	$42,444	$(269,553)	$311,997	116%

           Change in fair value of derivative instruments.    The change in the fair value of derivative instruments increased by $140.8 million during 2008 as compared to 2007, as the Company no longer recognizes the derivative fair value adjustments as a separate component of non-interest income. As a result of the adoption of SFAS 159, the Company now recognizes changes in the fair value of derivative instruments as a component of the change in fair value of net trust assets. The change in fair value of derivative instruments during 2008 was a loss of $298.7 million.

           Change in fair value of net trust assets.    Subsequent to January 1, 2008, the Company recognized a $24.3 million gain from the change in fair value of net trust assets, which is comprised of a gain on the reduction of the fair value of securitized mortgage borrowings of $8.1 billion, loss on the reduction in fair value of derivatives instruments of $298.7 million and losses on the reduction in fair value of securitized mortgage collateral and investment securities available-for-sale of $7.8 billion and $10.6 million, respectively. The overall reduction in fair value of the investment securities available-for-sale, securitized mortgage collateral and securitized mortgage borrowings is the result of increased credit losses and higher investor yield requirements primarily resulting from increased delinquencies, increased credit losses and home price declines. The increase in net derivative liabilities is the result of decreases in London Interbank Offered Rate (LIBOR) reflected in the forward yield curve.

           Change in the fair value of trust preferred securities.    Upon adoption of SFAS 159, trust preferred securities were reduced by $57.4 million. During 2008 the Company recognized a gain in the amount of $24.9 million as a result of a decrease in the fair value of the trust preferred securities primarily resulting from recent settlements and renegotiated terms of certain trust preferred securities.

           Losses from real estate owned.    During 2008, the Company continued to record losses from REO due to increased severities on the sale of REO, resulting from increased home price declines and the reduced ability of borrowers to obtain financing.

           Real estate advisory fees.    During 2008, the Company entered into an agreement with a real estate marketing company to generate advisory fees. The real estate marketing company specialized in the marketing of foreclosed properties. During the year, the Company earned $18.4 million in real estate advisory fees plus a $27.0 million fee for agreeing to terminate this relationship in the fourth quarter of 2008.

For the year ended December 31, 2007 compared to the year ended December 31, 2006

	For the year ended December 31,
	2007	2006	Increase (Decrease)	% Change
Change in fair value of derivative instruments	$(140,827)	$93,498	$(234,325)	(251)%
Losses from real estate owned	(105,865)	(9,659)	96,206	996
Loss on sale of loans	(29,019)	(1,533)	27,486	1,793
Other	6,158	31,260	(25,102)	(80)

Total non-interest income	$(269,553)	$113,566	$(383,119)	(337)%

           Change in fair value of derivative instruments.    The change in fair value of derivative instruments is comprised of both changes in fair value and realized gains and losses. The change in fair value of derivative instruments decreased by $141.4 million (128 percent) during 2007 as compared to 2006. The amount of market valuation adjustment is primarily the result of actual cash receipts on derivative instruments, and changes in the expectation of future interest rates. We primarily enter into derivative contracts to offset a portion of the changes in cash flows associated with securitized mortgage borrowings, as the Federal Open Market Committee reduced the federal funds rate by 100 basis points in 2007. We record a market valuation adjustment for these derivatives as current period expense or income.

           Realized gains from derivatives decreased by $92.9 million (46 percent) during 2007 as compared to 2006, or 53 basis points of total average mortgage assets during 2007 as compared to 87 basis points of total average mortgage assets during 2006. The decrease in realized gains is primarily due to a decrease in the notional balance of the trusts. Realized gains from derivatives are recorded as current period expense or revenue in our consolidated financial statements. Realized gains exclude the mark to market gains or losses that are realized for tax purposes at the taxable REIT subsidiaries when the loans held-for-sale are deposited into the securitization trust, and the related derivatives are deposited into a swap trust. These gains are not realized for GAAP purposes, as the deposit of the derivatives into the swap trust are considered an inter-company transfer, as the REIT consolidates the swap trust. For GAAP purpose, these gains and losses are included in change in fair value of derivative instruments.

           Losses from real estate owned.    During 2007, the Company recorded a provision for REO losses in the amount of $103.0 million as a result of changes in the net realizable value of the real estate owned subsequent to the foreclosure date, due to increases in severities on REO liquidations as a result of an increase in homes for sale in the marketplace, a reduction in demand due to declining prices (as home buyers postpone home purchases, thereby exacerbating home price declines), and a reduced ability for borrowers to obtain financing.

           Loss on sale of loans.    The Company recorded a loss on the sale of loans of $29.0 million in 2007 primarily as a result of a $24.4 million loss on the sale of all of the remaining financial interest in one of the Company's securitizations that the Company sold to a lender in settlement of all obligations owed on that security.

           Other income.    Other income decreased primarily due to a $14.2 million decrease in servicing income as a result of rising delinquencies and additional subservicing costs.

Non-Interest Expense

For the year ended December 31, 2008 compared to the year ended December 31, 2007

	For the year ended December 31,
	2008	2007	Increase (Decrease)	% Change
General, administrative and other	$12,272	$9,824	$2,448	25%
Personnel expense	10,320	5,502	4,818	88
Data processing expense	2,815	4,819	(2,004)	(42)
Occupancy expense	2,734	3,242	(508)	(16)
Equipment expense	997	1,709	(712)	(42)

Total non-interest expense	$29,138	$25,096	$4,042	16%

           Total non-interest expense increased as personnel expense increased $4.8 million (88 percent) during 2008 as compared to the same period in 2007, as a greater amount of the Company's personnel costs were utilized during 2008 within the continuing operations versus discontinued operations. However, personnel costs of both continuing and discontinued operations decreased by $47.9 million to $25.7 million as a result of overall reductions in workforce during the year. The $2.4 million increase in general and administrative costs is primarily attributable to an increase in professional fees offset by decreases communication, business promotion and property costs. Data processing costs decreased $2.0 million during 2008 as result of a reduction in personnel, facilities and declines in business volume.

For the year ended December 31, 2007 compared to the year ended December 31, 2006

	For the year ended December 31,
	2007	2006	Increase (Decrease)	% Change
General, administrative and other	$9,824	$9,707	$117	1%
Personnel expense	5,502	3,333	2,169	65
Data processing expense	4,819	5,055	(236)	(5)
Occupancy expense	3,242	2,193	1,049	48
Equipment expense	1,709	2,030	(321)	(16)

Total non-interest expense	$25,096	$22,318	$2,778	12%

           Total non-interest expense increased $2.8 million (12 percent) in 2007 as personnel expense increased $2.2 million (65 percent) and occupancy expense increased $1.0 million (48 percent) during 2007 as compared to 2006. The increase in personnel expense is primarily the result of severance costs recorded as a result of headcount reductions undertaken by the Company. Occupancy expense increased $1.0 million from the prior year, as the continuing operations recorded restructuring charges for certain leases that were no longer being used.

Income Taxes

           In accordance with Accounting Research Bulletin No. 51, "Consolidated Financial Statements," the Company records a deferred charge representing the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH in prior years. The deferred charge is included in other assets in the consolidated balance sheets and is amortized as a component of income tax expense in the consolidated statements of operations over the estimated life of the mortgages retained in the securitized mortgage collateral. The Company recorded a tax provision of $22.3 million, $14.9 million and $14.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. The net provision is the result of the amount of the deferred charge amortized and/or impaired resulting from credit losses, which does not result in any tax liability to be paid.

Results of Operations by Business Segment

Continuing Operations

For the year ended December 31, 2008 compared to the year ended December 31, 2007

Condensed Statements of Operations Data

	For the year ended December 31,
	2008	2007	Increase (Decrease)	% Change
Net interest income	$13,733	$45,806	$(32,073)	(70)%
Provision for loan losses	-	(1,390,008)	1,390,008	n/a

Net interest income (expense) after provison for loan losses	13,733	(1,344,202)	1,357,935	101
Change in fair value of derivative instruments, net	-	(140,827)	140,827	n/a
Change in fair value of net trust assets, excluding REO	24,281	-	24,281	n/a
Change in fair value of trust preferred securities	24,879	-	24,879	n/a
Other non-interest income	(6,716)	(128,726)	122,010	95

Total non-interest income (expense)	42,444	(269,553)	311,997	116
Non-interest expense and income taxes	(51,408)	(39,957)	(11,451)	(29)

Net earnings (loss)	$4,769	$(1,653,712)	$1,658,481	100%

           Net earnings for the year ended December 31, 2008 increased $1.7 billion to $4.8 million as compared to a net loss of $1.7 billion for the year ended December 31, 2007. The primary reason for the increase in net earnings is the result of the adoption of SFAS 159 for securitized mortgage collateral, borrowings and trust preferred securities. The Company no longer records a provision for loan losses ($1.4 billion for 2007) under SFAS 159 as the losses are included in the estimate of fair value for the securitized mortgage collateral. The change in fair value of derivative instruments ($140.8 million loss for 2007), is now included in the change in fair value of net trust assets, which consisted of a $298.7 million loss on derivatives for 2008. The change in fair value of trust preferred securities was $24.9 million during 2008.

For the year ended December 31, 2007 compared to the year ended December 31, 2006

Condensed Statements of Operations Data

	For the year ended December 31,
	2007	2006	Increase (Decrease)	% Change
Net interest income (expense)	$45,806	$(62,197)	$108,003	174%
Provision for loan losses	(1,390,008)	(34,600)	(1,355,408)	(3,917)

Net interest expense after provison for loan losses	(1,344,202)	(96,797)	(1,247,405)	(1,289)
Realized gain from derivative instruments	111,048	203,958	(92,910)	(46)
Change in fair value of derivative instruments	(251,875)	(110,460)	(141,415)	(128)
Other non-interest income	(128,726)	20,068	(148,794)	(741)

Total non-interest income	(269,553)	113,566	(383,119)	(337)
Non-interest expense and income taxes	(39,957)	(8,721)	(31,236)	(358)

Net (loss) earnings	$(1,653,712)	$8,048	$(1,661,760)	(20,648)%

           Net loss for 2007 increased $1.7 billion to a loss of $1.7 billion. The decrease in net earnings was primarily due to the increase in the provision for loan losses which increased $1.4 billion for 2007 as compared to 2006, due to increased delinquencies. In addition, the Company has observed an increase in loss severities on its REO liquidations, which is used to estimate the losses on our REO inventory.

           Net interest income increased $108.0 million, primarily as a result of a decrease in projected prepayment speeds which reduced the amortization of loan premiums, which increased interest income. The decreased amortization was affected by the reduced prepayment rates, which resulted from the sharp decline in available mortgage products for non-conforming borrowers and declining housing prices reducing the equity in the borrowers' properties. Additionally, the Company's loan yields have increased in excess of the increase in borrowing yields, compared to the prior year.

           Realized gain from derivatives decreased to $111.0 million for the 2007 compared to $204.0 million for the 2006, as a result of a decrease in the size of the mortgage portfolio, and the decrease in the size of the underlying notional balance of the derivatives, as well as a decrease in borrowing costs during the second half of 2007, which are inversely correlated with the realized gains on derivative cash flows.

           The change in fair value on derivative instruments decreased $141.4 million for 2007 as compared to 2006. The market valuation adjustment is primarily the result of changes in the expectation of future interest rates as well as the net cash payments received or paid on the derivatives, which are recorded as realized gains or losses. The value of the derivatives decreased as the Company expects declining interest rates in excess of prior year expectations.

           Additionally, other non-interest income decreased $148.8 million to $(128.7) million primarily due to the provision for REO losses of $103.0 million, as compared to an $8.5 million provision for REO losses for 2006. Also contributing to the decrease in other non-interest income was a loss of $29.0 million on the sale of securities from some of the Company's securitizations to a reverse repurchase lender in settlement of all financing obligations owed on those securities. Additionally, the Company recorded a $13.6 million other-than-temporary impairment on the Company's securities available-for-sale, which was recorded primarily due to worsening credit loss assumptions for the retained interests in securitizations recorded as sales.

           Refer to Note H. "Segment Reporting" in the notes to consolidated financial statements for financial results of the continuing operating segments and see Item 1. "Business" for additional detail regarding the operating structure.

Discontinued Operations

For the year ended December 31, 2008 compared to the year ended December 31, 2007

Condensed Statements of Operations Data

	For the year ended December 31,
	2008	2007	Increase (Decrease)	% Change
Net interest income	$2,499	$16,932	$(14,433)	(85)%
Provision for loan losses	-	(5,489)	5,489	100

Net interest income after provison for loan losses	$2,499	$11,443	$(8,944)	(78)
Loss on sale of loans	(36,349)	(222,860)	186,511	84
Provision for repurchases	6,712	(34,749)	41,461	119
Other income (loss)	1,250	(19,638)	20,888	106
Personnel expense	(15,340)	(68,052)	52,712	77
Non-interest expense and income taxes	(8,264)	(59,522)	51,258	86

Net loss	$(49,492)	$(393,378)	$343,886	87%

           Net loss for the discontinued operations decreased $343.9 million primarily due to the following:

  •
  decrease of $186.5 million in loss on sale of loans.

  •
  decrease of $41.5 million in provision for repurchases.

  •
  decrease in personnel expense of $52.7 million.

  •
  decrease of $51.3 million in non-interest expense and income taxes.

           Loss on sale of loans decreased $186.5 million to a loss of $36.3 million during 2008. For 2008, gain on sale of loans was $9.2 million, offset by a $45.5 million charge in additional LOCOM adjustments as a result of continued deterioration of the value of loans held-for-sale. This is compared to a loss on whole loan sales of $43.7 million and additional LOCOM valuation adjustments of $179.2 million for 2007.

           Provision for repurchases decreased to a recovery of $6.7 million for the year ended December 31, 2008, as compared to a loss of $34.7 million in 2007. The reduction is the result of settlements of $122.3 million in repurchase obligations during 2008, combined with fewer whole loan sales and a reduction in the amount of repurchase requests during the year ended December 31, 2008.

           The decrease in personnel expense during the year was a result of more costs being allocated to continuing operations due to the discontinuation of the mortgage operations. Personnel costs of both continuing and discontinued operations decreased by $47.9 million to $25.7 million as a result of overall reductions in workforce during the year.

           Non-interest expense and income taxes decreased $51.3 million during 2008 primarily due to a reduction in equipment expense and certain non-recurring charges in the prior year. For the year ended December 31, 2008, equipment expense was $211 thousand as compared to $17.3 million for the year ended December 31, 2007. In the third quarter 2007, the Company recorded a restructuring charge of $6.5 million related to lease costs associated with facilities that were no longer used and a $12.8 million impairment on property plant and equipment.

For the year ended December 31, 2007 compared to the year ended December 31, 2006

Condensed Statements of Operations Data

	For the year ended December 31,
	2007	2006	Increase (Decrease)	% Change
Net interest income	$16,932	$27,505	$(10,573)	(38)%
Provision for loan losses	(5,489)	(4,187)	(1,302)	(31)

Net interest income after provison for loan losses	$11,443	$23,318	$(11,875)	(51)
(Loss) gain on sale of loans	(222,860)	10,708	(233,568)	(2,181)
Provision for repurchases	(34,749)	(7,367)	(27,382)	(372)
Other loss	(19,638)	(5,217)	(14,421)	(276)
Personnel expense	(68,052)	(61,504)	(6,548)	(11)
Non-interest expense and income taxes	(59,522)	(43,259)	(16,263)	(38)

Net loss	$(393,378)	$(83,321)	$(310,057)	(372)%

           During the third and fourth quarter of 2007, the Company announced plans to exit its mortgage, commercial, retail, and warehouse lending operations. These businesses are presented as discontinued operations in the Company's financial statements.

           Net loss for the discontinued operations increased $310.1 million (372 percent) primarily due to the following:

  •
  (Loss) gain on sale of loans includes a decrease of $88.4 million in gains from the sale of loans; and an increase in charges to expense of $145.2 million for additional valuation losses for loans held-for-sale;

  •
  an increase of $27.4 million in the provision for repurchases.

           Gains from the sale of loans decreased $88.4 million primarily as a result of the exchange of the Company's collateral, in settlement of its related borrowing obligations. The Company recorded a loss of $24.4 million which represented the difference between the GAAP basis of the loans and the borrowings outstanding on the repo line at the date the interests in the securitization was exchanged for payoff of the debt. Additionally the pricing obtained on loans sold to third parties was significantly reduced, when compared to the prior years' execution prices, as the market value of performing and non-performing loans decreased due to the saturation of loans for sale in the market place and the deterioration in the prevailing real estate market and economic conditions.

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

           During 2007, the mortgage operations recorded a lease impairment charge of $12.5 million, for the fair value of lease costs that were no longer being utilized at December 31, 2007, included in non-interest expense above. Additionally, the mortgage operations recorded a $14.1 million impairment on property plant and equipment as a result of discontinuing its operations.

           Refer to Note S. "Discontinued Operations" in the notes to consolidated financial statements for financial results of the discontinued operating segments and see Item 1. "Business" for additional detail regarding the operating structure.

Liquidity and Capital Resources

           Due to the unprecedented volatility in the marketplace since the beginning of the third quarter of 2007, it has become difficult to anticipate market conditions and therefore meet our liquidity objectives. We believe that current cash balances, short-term investments, cash flows generated from our long-term mortgage portfolio and fees from our master servicing are adequate for our current funding needs. However, the secondary market is volatile and the performance of the long-term mortgage portfolio is subject to the deteriorating real estate market and current credit crisis, and the potential impact on the Company is unknown. Additionally, as the Company liquidates REOs the resulting losses in excess of current estimates will reduce the cash receipts from the securitized mortgage collateral.

           In response to these unprecedented market conditions, the Company has taken the following steps:

  •
  restructured the remaining reverse repurchase financing to eliminate further margin calls;

  •
  initiated an agreement with a real estate marketing company that generated real estate advisory fees until its termination in the fourth quarter of 2008;

  •
  deferred interest payments to trust preferred security holders;

  •
  fully satisfied and agreed to restructure a significant portion of outstanding trust preferred securities; and

  •
  deferred dividend payments to preferred stockholders.

           In an effort to maintain capital, the Company has not declared a cash dividend on its common stock since the first quarter of 2007. While the Company continues to pay its obligations as they become due (except those that have been deferred), the ability of the Company to continue is dependent upon many factors, particularly the Company's ability to realize the value of its long-term mortgage portfolio. There can be no assurance of the Company's ability to do so.

           During 2008, our operating businesses were primarily funded as follows:

  •
  cash flows from our long-term mortgage portfolio (residual interests in securitizations);

  •
  master servicing fees from our long-term mortgage portfolio; and

  •
  real estate advisory fees (terminated during the fourth quarter of 2008)

           The Company primarily used available funds as follows:

  •
  pay interest on the Restructured Financing and monthly principal amounts under the restructured terms of the agreement;

  •
  pay lease obligations, payroll obligations, operating expenses;

  •
  distribute preferred stock dividends and trust preferred interest; and

  •
  repurchase loans or settle repurchase claims.

Sources of Liquidity

           Excess cash flows from our long-term mortgage portfolio.    We receive excess cash flows on mortgages held as securitized mortgage collateral after distributions are made to investors on securitized mortgage borrowings to the extent cash or other collateral required to maintain credit ratings on the securitized mortgage borrowings is fulfilled and can be used to provide funding for some of the long-term investment operations' activities. Excess cash flows represent the difference between principal and interest payments on the underlying mortgages, effected by the following:

  •
  servicing and master servicing fees paid;

  •
  premiums paid to mortgage insurers;

  •
  cash payments / receipts on derivatives;

  •
  interest paid on securitized mortgage borrowings;

  •
  pro rata early principal prepayments paid on securitized mortgage borrowings;

  •
  overcollateralization requirements;

  •
  actual losses, net of any gains incurred upon disposition of other real estate owned or acquired in settlement of defaulted mortgages;

  •
  unpaid interest shortfall;

  •
  basis risk shortfall; and

  •
  bond write-downs reinstated.

           Master servicing fees.    The Company acts as the master servicer for mortgages included in our CMO and REMIC securitizations. The master servicing fees we earn are generally 0.03 percent per annum on the declining principal balances of these mortgages plus interest income on cash held until remitted to investors, less any interest shortfall. However, due to the recent decline in interest rates, the interest income on cash held has declined significantly.

           Real estate advisory fees.    During the first quarter of 2008, the Company entered into an agreement with a real estate marketing company to generate advisory fees from the marketing and disposition of foreclosed properties. During the fourth quarter of 2008, the Company and the real estate marketing company agreed to terminate the advisory services agreement.

Uses of Liquidity

           Reverse repurchase financing.    In the past we used reverse repurchase agreements to fund substantially all financing for the origination of mortgages. We do not currently have any additional reverse repurchase borrowings available to us, and we continue to wind down the borrowings outstanding at December 31, 2008.

           In September 2008, the Company entered into an agreement to restructure its reverse repurchase financing with its remaining lender. The balance of this line was $188.7 million at December 31, 2008 and collateralized by loans held-for-sale in discontinued operations. The agreement removed all technical defaults from financial covenant noncompliance and any associated margin calls for the term of the agreement. The agreement calls for certain targets including a reduction of the borrowings balance to $100 million in 18 months (from September 2008) with an advance rate of no more than 65 percent of the outstanding principal balance and $50 million in 24 months with an advance rate of no more than 55 percent of the outstanding principal balance. By meeting these targets, the agreement term can extend to 30 months. At December 31, 2008, the advance rate was 79 percent. The agreement also calls for monthly principal paydowns of $1.5 million until the earlier of the Company raising capital or the end of the agreement term. If the Company is successful in raising capital, approximately 10 percent of the gross proceeds will be required to be paid as an additional principal paydown and the monthly principal paydown would then be reduced to $750,000. The interest rate is LIBOR plus 325 basis points, and all cash collected from the securing mortgage loans is required to be paid to the lender. To the extent the cash collected from the collateral is not adequate to pay the interest expense due on the borrowings, interest expense would be paid to the lender from the Company's restricted cash account included in assets of discontinued operations or the Company's cash balances. Accomplishing the restructuring of this reverse repurchase financing allows the Company to timely manage the remaining loans on the line for the eventual collection, refinance, sale or securitization without the risk of receiving margin calls.

           As of December 31, 2008 and 2007 the Company had the following reverse repurchase and warehouse lines outstanding:

	Discontinued Operations as of December 31,
	2008	2007
Reverse repurchase line (1)	$188,677	$318,669
Warehouse line (2)	-	18,021

Total	$188,677	$336,690

(1)
This line, which is guaranteed by IMH, was in technical default of several covenants as of December 31, 2007, including warehouse borrowing reduction, delivery of financial statements and financial covenants. As described above, the Company has restructured this line, which removed all technical defaults from financial covenant noncompliance.
(2)
This line was paid off in full in May 2008.

           Repurchase reserve.    When we sell loans through whole loan sales we are required to make normal and customary representations and warranties about the loans to the purchaser. Our whole loan sale agreements generally require us to repurchase loans if we breach a representation or warranty given to the loan purchaser. In addition, we may be required to repurchase loans as a result of borrower fraud or if a payment default occurs on a mortgage loan shortly after its sale.

           Investors have requested the Company to repurchase loans or to indemnify them against losses on certain loans which the investors believe either do not comply with applicable representations or warranties or defaulted shortly after its purchase. The Company records an estimated reserve for these losses at the time the loan is sold, and adjusts the reserve to reflect the estimated loss. The repurchase reserve is included in liabilities of discontinued operations in the consolidated balance sheet.

           The reserve totaled approximately $13.9 million at December 31, 2008, compared to $25.7 million at December 31, 2007. In determining the adequacy of the reserve for mortgage repurchases, management considers such factors as specific requests for repurchase, known problem loans, underlying collateral values, recent sales activity of similar loans, historical experience, recent settlement experience, current settlement negotiations, current market conditions and other appropriate information. During 2008, 2007 and 2006, the Company recorded a recovery (provision) for repurchase losses of $6.7 million, $(34.7) million and $(7.4) million, respectively, included in the net loss from discontinued operations. The Company settled the majority of its outstanding repurchase requests during 2008.

           Financing.    Although the Company does not anticipate being able to obtain any financing over the next twelve months, any decision to provide available financing to us in the future will depend upon a number of factors, including:

  •
  our compliance with the terms of existing credit arrangements, including any financial covenants;

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

           Distribute common and preferred stock dividends.    We are required to distribute a minimum of 90 percent of our taxable income to our stockholders in order to maintain our REIT status, exclusive of the application of any tax loss carry forwards that may be used to offset current period taxable income. Because we pay dividends based on taxable income, dividends may be more or less than net earnings. We did not have taxable income in 2008 and therefore, we did not declare common stock cash dividends during 2008. We paid cash dividends of $11.2 million on preferred stock during 2008. In December 2008, the Company deferred payment of its fourth quarter dividend on its preferred stock.

           Pay interest on trust preferred securities.    In December 2008, the Company fully satisfied $8.0 million in outstanding trust preferred securities of Impac Capital Trust #4 for $1.2 million and is in the process of cancelling the securities. Under the terms of the agreement, to the extent the Company settles additional amounts of its outstanding trust preferred securities prior to January 2010 at per share values in excess of the per share amount of this agreement, the Company will be required to pay additional amounts representing the incremental increase in the per share amounts.

           In December 2008, the Company deferred interest on the Impac Capital Trusts #1, #2 and #4 securities due January 30, 2009, and interest on the Impac Capital Trust #3 securities due December 30, 2008.

           In January 2009, the Company fully satisfied $25.0 million in outstanding trust preferred securities of Impac Capital Trust #2 for $3.75 million.

           In January 2009, the Company agreed to restructure, which is subject to definitive agreements, $51.3 million in trust preferred securities of Impac Capital Trusts #1 and #3. Under the terms of the restructuring, the interest rates are reduced to 2 percent through 2013 and increase 1 percent per year through 2017. Starting in 2018, the interest rates become variable at 3-month LIBOR plus 375 basis points. In connection with the restructuring, the Company paid 2 percent interest on each of Impac Capital Trusts #1 and #3 for the January 2009 and December 2008 interest payments, respectively.

           After these transactions, the Company has the option to defer interest for up to five years for the $12.0 million in outstanding trust preferred securities that have not been fully satisfied or restructured.

           Operating activities.    Net cash provided by (used in) operating activities was $439.8 million for 2008 as compared to $(2.1) billion for 2007 and $(5.0) billion for 2006. During 2008, the primary sources of cash in operating activities were cash received from excess cash flows from our residual interests in securitizations, master servicing fees and real estate advisory fees.

           Investing activities.    Net cash provided by investing activities was $2.2 billion for 2008 as compared to $6.3 billion for 2007 and $9.1 billion for 2006. For 2008, 2007 and 2006 net cash of $1.7 billion, $5.6 billion and $9.1 billion, respectively, was provided by principal repayments on our securitized mortgage collateral.

           Financing activities.    Net cash used in financing activities was $2.6 billion for 2008, $4.4 billion for 2007 and $4.1 billion for 2006. For 2008, 2007 and 2006, net cash used in securitized mortgage financing, net of principal repayments was 2.4 billion, $2.8 billion and $3.5 billion, respectively.

           Inflation.    The consolidated financial statements and corresponding notes to the consolidated financial statements have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased costs of our operations during each of 2008, 2007 and 2006. Unlike industrial companies, nearly all of our assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Inflation affects our operations primarily through its effect on interest rates, since interest rates normally increase during periods of high inflation and decrease during periods of low inflation. During periods of increasing interest rates, demand for mortgages and a borrower's ability to qualify for mortgage financing in a purchase transaction may be adversely affected. During periods of decreasing interest rates, borrowers may prepay their mortgages, which in turn may adversely affect our yield and subsequently the value of our portfolio of mortgage assets. Additionally, the depreciation in home prices has increased the loss severities experienced by the Company.

Off Balance Sheet Arrangements

           When we sold loans through whole-loan sales, we were required to make normal and customary representations and warranties to the loan purchasers, including guarantees against early payment defaults typically 90 days, and fraudulent misrepresentations by the borrowers. Our whole-loan sale agreements generally require us to repurchase loans if we breach a representation or warranty given to the loan purchaser. In addition, we may be required to repurchase loans as a result of borrower fraud or if a payment default occurs on a mortgage loan shortly after its sale. Because the loans are no longer on our balance sheet, the recourse component is considered a guarantee. During 2008, we sold $84.4 million of loans with recourse compared to $2.2 billion in 2007. We maintained a $13.9 million reserve related to these guarantees as of December 31, 2008 compared to a reserve of $25.7 million as December 31, 2007. During 2008 we paid $5.4 million to settle repurchase demands on loans previously sold to third parties as compared to $126.9 million to repurchase loans during 2007.

           See disclosures in the consolidated notes to the financial statements under "Commitments and Contingencies" for other arrangements that qualify as off balance sheet arrangements.

Contractual Obligations

           As of December 31, 2008, we had the following contractual obligations:

	Payments Due by Period
	Total	Less than one year	One to Three Years	Three to Five Years	More than Five Years
Securitized mortgage borrowings (1)	$15,426,994	$3,208,977	$5,026,713	$2,304,462	$4,886,842
Trust preferred securities (2)	88,250	-	-	-	88,250
Premises operating lease agreements	58,639	8,102	15,472	14,510	20,555

Total Contractual Obligations	$15,573,883	$3,217,079	$5,042,185	$2,318,972	$4,995,647

(1)
Payments on securitized mortgage borrowings are based on anticipated receipts of principal on underlying mortgage loan collateral using expected prepayment rates. If actual mortgage prepayment rates differ from our estimates, the payment amounts will vary from the reported amounts.
(2)
In January 2009, the Company fully satisfied $25.0 million in outstanding Trust Preferred Securities of Impac Capital Trust #2 for $3.75 million.

           For additional information regarding our commitments refer to "Note G—Securitized Mortgage Borrowings" and "Note L—Commitments and Contingencies" in the accompanying notes to the consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General Overview

           Although we manage credit, prepayment and liquidity risk in the normal course of business, we consider interest rate risk to be a significant market risk, which could potentially have the largest material impact on our financial condition and results of operations. Since a significant portion of our revenues and earnings are derived from net interest income, we strive to manage our interest-earning assets and interest-bearing liabilities to generate what we believe to be an appropriate contribution from net interest income. When interest rates fluctuate, profitability can be adversely affected by changes in the fair market value of our assets and liabilities and by the interest spread earned on interest-earning assets and interest-bearing liabilities. We derive income from the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Any change in interest rates affects income received and income paid from assets and liabilities in varying and typically in unequal amounts. Changing interest rates may compress or widen our interest rate margins and affect overall earnings.

           Interest rate risk management is the responsibility of senior management who reports results of interest rate risk analysis to the IMH board of directors on at least a quarterly basis. We have established policies that monitor and coordinate sources, uses and pricing of funds. We attempt to reduce the volatility in net interest income by managing the relationship of interest rate sensitive assets to interest rate sensitive liabilities. In addition, various modeling techniques are used to value interest sensitive mortgage-backed securities. The fair value of our investment securities available-for-sale, securitized mortgage collateral and borrowings and trust preferred securities is determined using a discounted cash flow model using prepayment rate, discount rate and credit loss assumptions. We continually monitor interest rates of our interest sensitive assets and liabilities to prevalent interest rates in the market. We do not currently maintain a securities trading portfolio and are not exposed to market risk as it relates to trading activities.

Changes in Interest Rates

           Interest rate risk management policies are intended to limit our exposure to changes in interest rates primarily associated with cash flows on our adjustable rate securitized mortgage borrowings. Our primary objective is to limit our exposure to the variability in future cash flows attributable to the variability of one-month LIBOR, which is the underlying index of our adjustable rate securitized mortgage borrowings. We also monitor on an ongoing basis the prepayment risks that arise in fluctuating interest rate environments. Our interest rate risk management policies are formulated with the intent to offset potential adverse effects of changing interest rates on cash flows on adjustable rate securitized mortgage borrowings. However, we are currently limited on what we can do to offset future changes in interest rates. The Company maintains derivatives on the securitized mortgage borrowings to partially offset the potentially adverse risk.

           In the past we primarily acquired for long-term investment ARMs and hybrid ARMs and, to a lesser extent, FRMs. ARMs are generally subject to periodic and lifetime interest rate caps. This means that the interest rate of each ARM is limited to upwards or downwards movements on its periodic interest rate adjustment date, generally nine months, or over the life of the mortgage. Periodic caps limit the maximum interest rate change, which can occur on any interest rate change date to generally a maximum of one percent per semiannual adjustment. Also, each ARM has a maximum lifetime interest rate cap. Generally, borrowings are not subject to the same periodic or lifetime interest rate limitations. During a period of rapidly increasing or decreasing interest rates, financing costs could increase or decrease at a faster rate than the periodic interest rate adjustments on mortgages would allow, which could affect net interest income. In addition, if market rates were to exceed the maximum interest rate limits of our ARMs, borrowing costs could increase while interest rates on ARMs would remain constant. In the past we also acquired hybrid ARMs that had initial fixed interest rate periods generally ranging from two to seven years which subsequently convert to ARMs. During a rapidly increasing or decreasing interest rate environment financing costs would increase or decrease more rapidly than would interest rates on mortgages, which would remain fixed until their next interest rate adjustment date. In order to provide protection against potential resulting basis risk shortfall on the related liabilities, in the past we purchased derivatives.

           The use of derivatives to manage risk associated with changes in interest rates was an integral part of our strategy. The amount of cash payments or cash receipts on derivatives is determined by (1) the notional amount of the derivative and (2) current interest rate levels in relation to the various strikes or coupons of derivatives during a particular time period. As of December 31, 2008 and December 31, 2007, notional balances of interest rate swaps, caps, and floors of $8.7 billion and $13.3 billion, respectively, with net fair values of $(273.6) million and $(120.0) million, respectively, were included in our securitizations. By using derivatives, we attempted to minimize the effect of both upward and downward interest rate changes on our long-term mortgage portfolio. Our goal was to moderate significant changes to base case net cash flows as interest rates change. We primarily acquired swaps, and to a lesser extent caps, to essentially convert our adjustable rate securitized mortgage borrowings into fixed rate borrowings during the fixed rate period of the corresponding securitized mortgage collateral. For instance, we receive one-month LIBOR on swaps, which offsets interest expense on adjustable rate securitized mortgage borrowings, and we pay a fixed interest rate.

           The interest rate risk profile of our balance sheet is more sensitive to changes in interest rates related to our liabilities. We used derivatives in order to manage the interest rate, or price risk, inherent in our assets and liabilities. Our main objective in managing interest rate risk was to moderate the effect of changes in interest rates on our earnings and cash flows over time. Our interest rate risk management strategies may result in significant earnings volatility in the short term. The success of our interest rate risk management strategy is largely dependent on our ability to predict the earnings sensitivity of our long-term mortgage operations in various interest rate environments. There are many market factors that affect the performance of our interest rate risk management activities including interest rate volatility, prepayment behavior, the shape of the yield curve and the spread between mortgage interest rates and swap rates. The success of this strategy affects our net earnings and cash flows. This effect, which can be either positive or negative, can be material.

           We measure the sensitivity of our net cash flows to changes in interest rates affecting interest sensitive assets and liabilities using various simulations. These simulations take into consideration changes that may occur in investment and financing strategies, the forward yield curve, interest rate risk management strategies, mortgage prepayment speeds. As part of various interest rate simulations, we calculate the effect of potential changes in interest rates on our interest sensitive assets and liabilities and their affect on overall earnings and cash flows. The simulations assume instantaneous and parallel shifts in interest rates and to what degree those shifts affect net cash flows.

           We refer to the 12-month projection of cash flows from our interest sensitive assets and liabilities, including the effect of net cash flows from derivatives, as the "base case." Once the base case has been established, we "shock" the base case with instantaneous and parallel shifts in interest rates in 100 basis point increments upward and downward. Calculations are made for each of the defined instantaneous and parallel shifts in interest rates over or under the forward yield curve used to determine the base case. The results of each 100 basis point change in interest rates are then compared against the base case to determine the estimated dollar and percentage change to base case. The simulations consider the affect of interest rate changes on interest sensitive assets and liabilities as well as derivatives.

           The following table shows the estimated effect to our base case cash flows over the next twelve months from various instantaneous and parallel shifts in interest rates on our interest sensitive assets and liabilities (within our continuing and discontinued operations) as of December 31, 2008:

	Changes in base case cash flows as of December 31, 2008 (1)
Instantaneous and Parallel Change in Interest Rates (2)	Amount	%
Up 200 basis points, or 2%	(9,681)	(64)
Up 100 basis points, or 1%	(5,882)	(39)
Down 100 basis points or 1%	7,413	49

(1)
The dollar and percentage changes represent base case for the next twelve months versus the change in base case using various instantaneous and parallel interest rate change simulations.
(2)
Instantaneous and parallel interest rate changes over and under the projected forward yield curve.

           In the previous table, the up 100 basis point scenario as of December 31, 2008 represents our projection of the net change from base case net interest income, which is derived from assumptions as previously discussed, if market interest rates were to immediately rise by 100 basis points. This means that we increase interest rates at all data points along our projected forward yield curve by 100 basis points and recalculate our projection of net interest income over the next 12 months.

           Our estimates are based upon numerous assumptions and actual sensitivity to interest rate changes could vary if actual experience differs from the assumptions used.

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

  •
  net change.

	Year ended December 31, 2008 over 2007
	Volume	Rate	Rate/Volume	Net Change
		(in thousands)
Increase (decrease) in:
Investment securities, available-for-sale	$(3,381)	$(707)	$409	$(3,679)
Securitized mortgage collateral	(577,918)	1,568,005	(740,669)	249,418
Mortgages held-for-investment and held-for-sale	(63,544)	(2,069)	1,754	(63,859)
Finance receivables	(8,745)	(8,745)	8,745	(8,745)

Change in interest income on mortgage assets	(653,588)	1,556,484	(729,761)	173,135
Securitized mortgage borrowings	(523,808)	1,474,023	(661,805)	288,410
Reverse repurchase agreements	(66,506)	(23,239)	19,226	(70,519)

Change in interest expense on borrowings on mortgage assets	(590,314)	1,450,784	(642,579)	217,891

Change in net interest income on mortgage assets	$(63,274)	$105,700	$(87,182)	$(44,756)

	Year ended December 31, 2007 over 2006
	Volume	Rate	Rate/Volume	Net Change
		(in thousands)
Increase (decrease) in:
Investment securities, available-for-sale	$(1,039)	$3,467	$(844)	$1,584
Securitized mortgage collateral	(71,532)	185,331	(11,821)	101,978
Mortgages held-for-investment and held-for-sale	(49,679)	5,684	(2,329)	(46,324)
Finance receivables	(6,374)	(8,393)	2,552	(12,215)

Change in interest income on mortgage assets	(128,624)	186,089	(12,442)	45,023
Securitized mortgage borrowings	(66,165)	52,624	(2,943)	(16,484)
Reverse repurchase agreements	(40,517)	2,952	(1,005)	(38,570)

Change in interest expense on borrowings on mortgage assets	(106,682)	55,576	(3,948)	(55,054)

Change in net interest income on mortgage assets	$(21,942)	$130,513	$(8,494)	$100,077

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The information required by this Item 8 is incorporated by reference to Impac Mortgage Holdings, Inc.'s Consolidated Financial Statements and Independent Auditors' Report beginning at page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           On November 17, 2008, the Company engaged Squar, Milner, Peterson, Miranda & Williamson, LLP ("Squar Milner") as the Company's new independent registered public accounting firm to audit the Company's financial statements for the year ending December 31, 2008 and dismissed Ernst & Young LLP ("Ernst & Young") as the Company's independent registered public accounting firm. The decision to dismiss Ernst & Young and engage Squar Milner was approved by the Company's audit committee.

           The reports of Ernst & Young on the financial statements of the Company for the years ended December 31, 2007 and 2006 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

           During the period from January 1, 2006 through the date of Ernst & Young's dismissal, there have been no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Ernst & Young would have caused it to make reference to the subject matter of such disagreements in their reports on the financial statements for such years. Further, there have been no reportable events (as described in Item 304(a)(1)(v) of Regulation S-K), except for the following: a) as previously disclosed by the Company in its Annual Report on Form 10-K for the year ended December 31, 2007, Ernst & Young reported that the Company did not maintain effective internal control over financial reporting as of December 31, 2007 because of the effect of a material weakness in controls related to the Company's financial statement close process that existed as of December 31, 2007; and b) as previously disclosed by the Company in its Annual Report on Form 10-K for the year ended December 31, 2006, Ernst & Young reported that the Company did not maintain effective internal control over financial reporting as of December 31, 2006 because of the effect of a material weakness in controls over the preparation, review, presentation and disclosure of amounts included in the Consolidated Statements of Cash Flows.

           Neither the Company nor anyone acting on its behalf consulted with Squar Milner during the period from January 1, 2006 through the date of Ernst & Young's dismissal regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

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

           The Company's management, with the participation of its chief executive officer and its chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of December 31, 2008. Based on that evaluation, the Company's chief executive officer and chief financial officer concluded that, as of that date, the Company's disclosure controls and procedures, were effective at a reasonable assurance level.

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

           As of December 31, 2008, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was effective as of December 31, 2008.

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

           Squar, Milner, Peterson, Miranda & Williamson, LLP, the registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company's internal control over financial reporting, a copy of which is included herein.

Management's Remediation of prior Material Weakness

           At December 31, 2007, the Company's management identified a material weakness in the effectiveness of internal control over financial reporting related to a shortage of resources in the accounting department required to close its books and records effectively at each reporting date, obtain the necessary information from operational departments to complete the work necessary to file its financial reports timely and failure to timely identify and remediate accounting errors. Management determined that a material weakness existed due to a lack of an adequate number of personnel in the accounting department. During 2008, management remediated the material weakness by hiring a sufficient number of resources to perform controls and to aid in the timeliness of the financial statement close process leading to the correct preparation, review, presentation of and disclosures in our consolidated statements.

           The Company's disclosure controls and procedures, including our internal control over financial reporting, are effective as of December 31, 2008 due to the scrutiny of such matters by our management and Audit Committee and the changes described above. The Company's management cannot assure you that, as circumstances change, any additional material weakness will not be identified.

Changes in Internal Control Over Financial Reporting

           During the quarter ended December 31, 2008, the following changes were made to the Company's internal controls over financial reporting:

  •
  effective February 2008, we appointed Todd Taylor as Interim Chief Financial Officer and as Executive Vice President and Chief Financial Officer in November 2008

           During the quarter ended December 31, 2008, there were no other changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Impac Mortgage Holdings, Inc.

           We have audited Impac Mortgage Holdings, Inc.'s (the Company) internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Impac Mortgage Holdings, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

           In our opinion, Impac Mortgage Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008 based on the COSO criteria.

           We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Impac Mortgage Holdings, Inc. and subsidiaries as of December 31, 2008 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for the year then ended, and our report dated March 12, 2009 expressed an unqualified opinion thereon.

/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

Newport Beach, California
March 12, 2009

 ITEM 9B. OTHER INFORMATION

           In December 2008, the Company fully satisfied $8.0 million in outstanding Trust Preferred Securities of Impac Capital Trust #4 for $1.2 million and is in the process of canceling the securities. Under the terms of the agreement, to the extent the Company settles additional amounts of its outstanding Trust Preferred Securities prior to January 2010 at per share values in excess of the per share amount of this agreement, the Company will be required to pay additional amounts representing the incremental increase in the per share amounts.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

           The information required by this Item 10 is hereby incorporated by reference to Impac Mortgage Holdings, Inc.'s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of Impac Mortgage Holdings, Inc.'s 2008 fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

           The information required by this Item 11 is hereby incorporated by reference to Impac Mortgage Holdings, Inc.'s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of Impac Mortgage Holdings, Inc.'s 2008 fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The information required by this Item 12 including Equity Compensation Plan Information is hereby incorporated by reference to Impac Mortgage Holdings, Inc.'s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of Impac Mortgage Holdings, Inc.'s 2008 fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

           The information required by this Item 13 is hereby incorporated by reference to Impac Mortgage Holdings, Inc.'s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of Impac Mortgage Holdings, Inc.'s 2008 fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

           The information required by this Item 14 is hereby incorporated by reference to Impac Mortgage Holdings, Inc.'s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of Impac Mortgage Holdings, Inc.'s 2008 fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits

           The exhibits listed on the accompanying Exhibit Index are incorporated by reference into this Item 15 of this Annual Report on Form 10-K.

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on the 13th day of March 2009.

IMPAC MORTGAGE HOLDINGS, INC.
by	/s/ JOSEPH R. TOMKINSON Joseph R. Tomkinson Chairman of the Board and Chief Executive Officer

           Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH R. TOMKINSON Joseph R. Tomkinson	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2009
/s/ WILLIAM S. ASHMORE William S. Ashmore	President and Director	March 13, 2009
/s/ TODD R. TAYLOR Todd R. Taylor	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2009
/s/ JAMES WALSH James Walsh	Director	March 13, 2009
/s/ FRANK P. FILIPPS Frank P. Filipps	Director	March 13, 2009
/s/ STEPHAN R. PEERS Stephan R. Peers	Director	March 13, 2009
/s/ LEIGH J. ABRAMS Leigh J. Abrams	Director	March 13, 2009

Exhibit Index

Exhibit Number	Description
3.1	Charter of the Registrant (incorporated by reference to the corresponding exhibit number to the Registrant's Registration Statement on Form S-11, as amended (File No. 33-96670), filed with the Securities and Exchange Commission on November 8, 1995).
3.1(a)	Certificate of Correction of the Registrant (incorporated by reference to exhibit 3.1(a) of the Registrant's 10-K for the year-ended December 31, 1998).
3.1(b)	Articles of Amendment of the Registrant (incorporated by reference to exhibit 3.1(b) of the Registrant's 10-K for the year-ended December 31, 1998).
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
3.1(e)
Articles Supplementary for Series B 10.5 percent Cumulative Convertible Preferred Stock of the Registrant (incorporated by reference to exhibit 3.1b of the Registrant's Current Report on Form 8-K, filed December 23, 1998).
3.1(f)
Articles Supplementary for Series C 10.5 percent Cumulative Convertible Preferred Stock of the Registrant (incorporated by reference to the corresponding exhibit number of the Registrant's Annual Report on Form 10-K for the period ending December 31, 1999.
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
3.1(l)
Articles Supplementary designating the Company's 9.375 percent Series B Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share, filed with the State Department of Assessments and Taxation of Maryland on May 26, 2004 (incorporated by reference to exhibit 3.8 of the Registrant's Form 8-A/A, Amendment No. 1, filed June 30, 2004).
3.1(m)
Articles Supplementary designating the Company's 9.125 percent Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share, filed with the State Department of Assessments and Taxation of Maryland on November 18, 2004 (incorporated by reference to exhibit 3.10 of the Registrant's Form 8-A filed November 19, 2004).

Exhibit Number	Description
3.1(n)	Articles of Amendment of the Company, effective as of December 30, 2008, effecting 1-for-10 reverse stock split (incorporated by reference to exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2008).
3.2(o)
Articles of Amendment of the Company, effective as of December 30, 2008, amending par value (incorporated by reference to exhibit 3.2 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2008).
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
3.2(e)	Fifth Amendment to Bylaws of the Company (incorporated by reference to Exhibit 3.2(e) of the Registrant's Form 8-K, filed with the Securities and Exchange Commission on February 13, 2008).
3.2(f)	Amendment No. 6 to Bylaws of the Company (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2008).
4.1
Form of Stock Certificate of the Company (incorporated by reference to the corresponding exhibit number to the Registrant's Registration Statement on Form S-11, as amended (File No. 33-96670), filed with the Securities and Exchange Commission on September 7, 1995).
4.2
Specimen Certificate representing the 9.375 percent Series B Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-A, filed with the Securities and Exchange Commission on May 27, 2004).
4.3
Specimen Certificate representing the 9.125 percent Series C Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-A, filed with the Securities and Exchange Commission on November 19, 2004).
4.4
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
4.7
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

Exhibit Number	Description
10.2(a)	Form of 2002 Indemnification Agreement between the Registrant and its Directors and Officers (incorporated by reference to exhibit 10.1(a) of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2004).
10.2(b)
Schedule of each officer and director that is a party to an Indemnification Agreement (incorporated by reference to exhibit 10.2(b) of the Registrant's Annual Report on Form 10-K for the year-ended December 31, 2007).
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
10.8
Executive Employment Agreement made as of April 1, 2008 between Impac Funding Corporation and Joseph R. Tomkinson (incorporated by reference to exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2008).
10.9
Impac Mortgage Holdings, Inc. Guaranty dated as of April 1, 2008 in favor of Joseph R. Tomkinson (incorporated by reference to exhibit 10.2 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2008).
10.10
Executive Employment Agreement made as of April 1, 2008 between Impac Funding Corporation and William S. Ashmore (incorporated by reference to exhibit 10.3 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2008).
10.11
Impac Mortgage Holdings, Inc. Guaranty dated as of April 1, 2008 in favor of William S. Ashmore (incorporated by reference to exhibit 10.4 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2008).
10.12*
Employment Agreement executed January 9, 2007 between Impac Funding Corporation and Ronald M. Morrison (incorporated by reference to exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed January 12, 2007).

Exhibit Number	Description
10.13*	Guaranty executed January 9, 2007 between Impac Mortgage Holdings, Inc. in favor of Ronald M. Morrison (incorporated by reference to exhibit 10.1(a) of the Registrant's Current Report on Form 8-K, filed January 12, 2007).
10.14
Second Amended and Restated Trust Agreement among Impac Mortgage Holdings, Inc., JPMorgan Chase Bank, N.A., Chase Manhattan Bank USA, N.A., and the Administrative Trustees named therein, dated September 16, 2005 (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report Form 8-K, filed with the Securities and Exchange Commission September 20, 2005).
10.15
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
10.16
Amended and Restated Declaration of Trust among Impac Mortgage Holdings, Inc., Wilmington Trust Company, as Delaware and Institutional Trustee, and the Administrative Trustees named therein, dated October 18, 2005 (incorporated by reference to Exhibit 10.29 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005).
10.17***
Exclusive Services Agreement effective January 1, 2008, between Impac Funding Corporation and Real Estate Disposition Corporation (incorporated by reference to exhibit 10.26 of the Registrant's Annual Report on Form 10-K for the year-ended December 31, 2007).
10.18*
Employment Agreement effective October 1, 2007 and Amendment No. 1 effective February 12, 2008 between Impac Mortgage Holdings, Inc. and Todd R. Taylor (incorporated by reference to exhibit 10.27 of the Registrant's Annual Report on Form 10-K for the year-ended December 31, 2007).
10.19
Amended and Restated Master Purchase Agreement between UBS Real Estate Securities, Inc., Impac Funding Corporation, Impac Mortgage Holdings, Inc. and Impac Warehouse Lending Group, Inc. dated as of September 11, 2008 (incorporated by reference to exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2008).
10.19(a)
Waiver Agreement with UBS Real Estate Securities, Inc., dated September 11, 2008 (incorporated by reference to exhibit 10.1(a) of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2008).
10.19(b)
Fee Letter with UBS Real Estate Securities, Inc., dated September 11, 2008(incorporated by reference to exhibit 10.1(b) of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2008).
21.1	Subsidiaries of the Registrant (incorporated by reference to exhibit 21.1 of the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2006).
23.1	Consent of Squar, Milner, Peterson, Miranda & Williamson, LLP
23.2	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

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
***
The Company has applied with the Secretary of the Securities and Exchange Commission for confidential treatment of certain information pursuant to Rule 24b-2 of the Securities Exchange Act of 1934. The Company has filed separately with its application a copy of the exhibit including all confidential portions, which may be made available for public inspection pending the Commission's review of the application in accordance with Rule 24b-2.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Impac Mortgage Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Impac Mortgage Holdings, Inc. and subsidiaries (the Company) as of December 31, 2008, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows for the year ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Impac Mortgage Holdings, Inc. and subsidiaries at December 31, 2008, and the consolidated results of their operations and their cash flows for the year ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Impac Mortgage Holdings, Inc's. internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2009 expressed an unqualified opinion thereon.

/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

Newport Beach, California
March 12, 2009

Report of Independent Registered Public Accounting Firm—Ernst & Young LLP

The Board of Directors and Shareholders
Impac Mortgage Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Impac Mortgage Holdings, Inc. and subsidiaries (the Company) as of December 31, 2007, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' (deficit) equity, and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Impac Mortgage Holdings, Inc. and subsidiaries at December 31, 2007, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

                          /s/ Ernst & Young LLP

Orange County, California
May 19, 2008

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollar amounts in thousands, except share data)

	At December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$46,215	$24,387
Restricted cash	1,243	-
Trust assets
Investment securities available-for-sale	2,068	15,248
Securitized mortgage collateral (at fair value at December 31, 2008)	5,894,424	16,532,633
Derivative assets	37	7,497
Real estate owned	599,084	400,863

Total trust assets	6,495,613	16,956,241
Assets of discontinued operations	141,053	353,250
Other assets	31,393	57,194

Total assets	$6,715,517	$17,391,072

LIABILITIES
Trust liabilities
Securitized mortgage borrowings (at fair value at December 31, 2008)	$6,193,984	$17,780,060
Derivative liabilities	273,584	127,757

Total trust liabilities	6,467,568	17,907,817
Trust preferred securities (at fair value at December 31, 2008)	15,403	98,398
Liabilities of discontinued operations	217,241	405,341
Other liabilities	6,053	57,244

Total liabilities	6,706,265	18,468,800

Commitments and contingencies
STOCKHOLDERS' EQUITY (DEFICIT)
Series-A junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none issued and outstanding	-	-
Series-B 9.375% cumulative redeemable preferred stock, $0.01 par value; liquidation value $50,000; 2,000,000 shares authorized, issued and outstanding	20	20
Series-C 9.125% cumulative redeemable preferred stock, $0.01 par value; liquidation value $111,765; 5,500,000 shares authorized; 4,470,600 shares issued and outstanding as of December 31, 2008 and 2007	45	45
Common stock, $0.01 par value; 200,000,000 shares authorized; 7,618,146 and 7,609,639 shares issued and outstanding as of December 31, 2008 and 2007, respectively	76	76
Additional paid-in capital	1,177,697	1,174,247
Accumulated other comprehensive income	-	1,028
Net accumulated deficit:
Cumulative dividends declared	(815,077)	(803,912)
Retained deficit	(353,509)	(1,449,232)

Net accumulated deficit	(1,168,586)	(2,253,144)

Total stockholders' equity (deficit)	9,252	(1,077,728)

Total liabilities and stockholders' equity (deficit)	$6,715,517	$17,391,072

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(dollar amounts in thousands, except per share data)

	For the year ended December 31,
	2008	2007	2006
INTEREST INCOME	$1,476,972	$1,224,821	$1,134,002
INTEREST EXPENSE	1,463,239	1,179,015	1,196,199

Net interest income (expense)	13,733	45,806	(62,197)
Provision for loan losses	-	1,390,008	34,600

Net interest income (expense) after provision for loan losses	13,733	(1,344,202)	(96,797)
NON-INTEREST INCOME:
Change in fair value of derivative instruments	-	(140,827)	93,498
Change in fair value of net trust assets, excluding REO	24,281	-	-
Losses from real estate owned	(52,011)	(105,865)	(9,659)
Change in fair value of trust preferred securities	24,879	-	-
Real estate advisory fees	45,388	-	-
Loss on sale of loans	(1,129)	(29,019)	(1,533)
Other income	1,036	6,158	31,260

Total non-interest income (expense)	42,444	(269,553)	113,566
NON-INTEREST EXPENSE:
General, administrative and other	12,272	9,824	9,707
Personnel expense	10,320	5,502	3,333
Data processing expense	2,815	4,819	5,055
Occupancy expense	2,734	3,242	2,193
Equipment expense	997	1,709	2,030

Total non-interest expense	29,138	25,096	22,318

Net earnings (loss) from continuing operations before income taxes	27,039	(1,638,851)	(5,549)
Income tax expense (benefit) from continuing operations	22,270	14,861	(13,597)

Net earnings (loss) from continuing operations	4,769	(1,653,712)	8,048
Net loss from discontinued operations, net of tax	(49,492)	(393,378)	(83,321)

Net loss	(44,723)	(2,047,090)	(75,273)
Cash dividends on cumulative redeemable preferred stock	(11,165)	(14,886)	(14,698)

Net loss attributable to common stockholders	$(55,888)	$(2,061,976)	$(89,971)

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(dollar amounts in thousands, except per share data) - (continued)

	For the year ended December 31,
	2008	2007	2006
Net loss	$(44,723)	$(2,047,090)	$(75,273)
Net unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during year	-	(7)	55
Reclassification of (losses) gains included in net earnings	-	(1,322)	997

Net unrealized (losses) gains	-	(1,329)	1,052

Comprehensive loss	$(44,723)	$(2,048,419)	$(74,221)

Net loss per common share – Basic and Diluted:
Loss from continuing operations	$(0.84)	$(219.28)	$(0.87)
Loss from discontinued operations	(6.50)	(51.69)	(10.95)

Net loss per share	$(7.34)	$(270.97)	$(11.82)

Dividends declared per common share	$-	$3.50	$9.50

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(dollar amounts in thousands, except share amounts)

	Number of Preferred Shares Outstanding	Preferred Stock	Number of Common Shares Outstanding (1)	Common Stock (1)	Additional Paid-In Capital (1)	Accumulated Other Comprehensive Income	Cumulative Dividends Declared	Retained (Deficit) Earnings	Total Stockholders' Equity (Deficit)
Balance, December 31, 2005	6,371,200	$64	7,611,296	$76	$1,167,744	$1,305	$(675,373)	$673,131	$1,166,947
Dividends declared ($9.50 per common share)	-	-	-	-	-	-	(72,311)	-	(72,311)
Dividends declared on preferred shares	-	-	-	-	-	-	(14,698)	-	(14,698)
Proceeds and tax benefit from exercise of stock options	-	-	7,187	-	755	-	-	-	755
Sale of stock via equity distribution agreement	72,800	-	-	-	1,621	-	-	-	1,621
Stock based compensation expense	-	-	-	-	2,387	-	-	-	2,387
Repurchases and retirement of common stock	-	-	(10,430)	-	(950)	-	-	-	(950)
Net loss	-	-	-	-	-	-	-	(75,273)	(75,273)
Other comprehensive income	-	-	-	-	-	1,052	-	-	1,052

Balance, December 31, 2006	6,444,000	64	7,608,053	76	1,171,557	2,357	(762,382)	597,858	1,009,530
Dividends declared ($3.50 per common share)	-	-	-	-	-	-	(26,644)	-	(26,644)
Dividends declared on preferred shares	-	-	-	-	-	-	(14,886)	-	(14,886)
Issuance of vested restricted shares	-	-	1,586	-	-	-	-	-	-
Sale of stock via equity distribution agreement	26,600	1	-	-	517	-	-	-	518
Stock based compensation expense	-	-	-	-	2,173	-	-	-	2,173
Net loss	-	-	-	-	-	-	-	(2,047,090)	(2,047,090)
Other comprehensive loss	-	-	-	-	-	(1,329)	-	-	(1,329)

Balance, December 31, 2007	6,470,600	65	7,609,639	76	1,174,247	1,028	(803,912)	(1,449,232)	(1,077,728)
Dividends declared on preferred shares	-	-	-	-	-	-	(11,165)	-	(11,165)
Issuance of vested restricted shares	-	-	413	-	-	-	-	-	-
Additional shares issued upon reverse stock split	-	-	8,094	-	-	-	-	-	-
Stock based compensation expense	-	-	-	-	3,450	-	-	-	3,450
Cumulative effect of adoption of SFAS 159	-	-	-	-	-	(1,028)	-	1,140,446	1,139,418
Net loss	-	-	-	-	-	-	-	(44,723)	(44,723)

Balance, December 31, 2008	6,470,600	$65	7,618,146	$76	$1,177,697	$-	$(815,077)	$(353,509)	$9,252

(1)    Amounts retrospectively reflect the ten-for-one reverse stock split and subsequent reduction in par value. Refer to Note A—"Business Summary, Market Conditions and Status of Operations" for additional information related to the reverse stock split.

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

	For the year ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss) from continuing operations	$4,769	$(1,653,712)	$8,048
Provision for loan losses	-	1,390,008	34,600
Losses from real estate owned	52,011	105,865	9,659
Amortization and impairment of deferred charge, net	22,270	14,919	20,589
Amortization of premiums, securitization costs
and debt issuance costs	-	147,202	232,865
Amortization and impairment of mortgage servicing rights	2,209	770	1,428
Loss on sale of loans	1,129	29,019	1,533
Change in fair value of derivative instruments	-	251,875	110,460
Change in fair value of net trust assets, excluding REO	(171,779)	-	-
Change in fair value of trust preferred securities	(24,879)	-	-
Accretion of interest income and expense	507,795	-	-
Stock-based compensation	1,741	1,093	304
Write-down of securities available-for-sale	-	13,618	925
Net change in accrued interest	-	8,228	3,309
Net change in restricted cash	(1,243)	-	687
Net cash provided by (used in) operating activities of discontinued operations	82,469	(2,346,823)	(5,393,477)
Net change in other assets and liabilities	(36,675)	(23,258)	(4,005)

Net cash provided by (used in) operating activities	439,817	(2,061,196)	(4,973,075)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in securitized mortgage collateral	1,674,077	5,583,026	9,112,307
Net change in mortgages held-for-investment	73	(11,508)	-
Sale of investment securities available-for-sale	-	-	36,782
Purchase of premises and equipment	(90)	(1,560)	-
Net principal change on investment securities available-for-sale	3,589	2,401	(28,188)
Proceeds from the sale of real estate owned	483,756	269,967	95,652
Net cash provided by (used in) investing activities of discontinued operations	14,997	423,050	(74,873)
Other investing cash flows from continuing operations	-	-	(495)

Net cash provided by investing activities	2,176,402	6,265,376	9,141,185

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash disbursements under reverse repurchase agreements	-	(256,493)	(241,205)
Cash receipts from reverse repurchase agreements	-	92,489	220,406
Proceeds from securitized mortgage borrowings	-	3,858,143	5,949,095
Repayment of securitized mortgage borrowings	(2,436,075)	(6,627,229)	(9,452,566)
Settlement of trust preferred securities	(1,200)	-	-
Common stock dividends paid	-	(26,644)	(72,311)
Preferred stock dividends paid	(11,165)	(18,568)	(11,018)
Purchases of common stock	-	-	(951)
Proceeds from exercise of stock options	-	-	755
Proceeds from sale of cumulative redeemable preferred stock	-	608	1,621
Net cash used in financing activities of discontinued operations	(148,013)	(1,379,701)	(528,880)

Net cash used in financing activities	(2,596,453)	(4,357,395)	(4,135,054)

Net change in cash and cash equivalents	19,766	(153,215)	33,056
Cash and cash equivalents at beginning of period	26,462	179,677	146,621

Cash and cash equivalents at end of period – continuing operations	46,215	24,387	151,714
Cash and cash equivalents at end of period – discontinued operations	13	2,075	27,963

Cash and cash equivalents at end of period	$46,228	$26,462	$179,677

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)

(dollar amounts in thousands)

	For the year ended December 31,
	2008	2007	2006
SUPPLEMENTARY INFORMATION (Continuing and Discontinued Operations):
Interest paid	$559,452	$1,247,947	$1,269,595
Taxes paid	-	269	541
NON-CASH TRANSACTIONS (Continuing and Discontinued Operations):
Accumulated other comprehensive (loss) gain	$-	$(1,329)	$1,052
Transfer of loans held-for-sale and held-for-investment to REO	7,345	44,211	30,647
Transfer of securitized mortgage collateral to REO	713,974	547,375	185,283
Transfer of loans held-for-sale to securitized mortgage collateral	-	3,245,500	5,810,208
Transfer of loans held-for-investment to securitized mortgage collateral	-	-	314,578
Transfer of securitized mortgage collateral to loans held-for-sale	-	27,040	-
Transfer of net assets from discontinued operations to continuing operations	25,600	4,012	-
Collapsed deals from securitized mortgage collateral to loans held-for-investment	-	-	159,194

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Note A—Summary of Market Conditions, Business and Financial Statement Presentation including Significant Accounting Policies

1.        Business Summary, Market Conditions and Status of Operations

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

           During 2007, the Company's board of directors elected to discontinue the non-conforming mortgage and retail operations conducted by IFC, commercial operations conducted by ICCC, and warehouse lending operations conducted by IWLG (collectively, the discontinued operations).

           During 2008, the Company's continuing operations included the long-term mortgage operations (residual interests in securitizations), the master servicing portfolio, and real estate advisory fees from the Company's advisory services agreement with a real estate marketing company.

Market Conditions

           During 2008, the Company has been significantly impacted by concerns over credit quality, home prices and the general economic environment. These concerns have led to deterioration in the quality of the Company's long-term mortgage portfolio, as evidenced by the significant increases in delinquencies, foreclosures and credit losses. Existing conditions are unprecedented and inherently involve significant risks and uncertainty to the Company. These conditions continue to adversely impact the performance of the Company's long-term mortgage portfolio.

Status of Operations

           In September 2008, the Company entered into an agreement to restructure its reverse repurchase financing with its remaining lender (Restructured Financing). The agreement removed all technical defaults from financial covenant noncompliance and any associated margin calls for the term of the agreement. Refer to Note L—Commitments and Contingencies (Continuing and Discontinued Operations) for additional information related to this restructuring.

           During 2008, the Company entered into an agreement with a real estate marketing company to generate advisory fees. The real estate marketing company specialized in the marketing of foreclosed properties. During the year, the Company earned $18.4 million in real estate advisory fees plus a $27.0 million fee for agreeing to terminate this relationship in the fourth quarter of 2008.

           In December 2008, the Company fully satisfied $8.0 million in outstanding trust preferred securities for $1.2 million. In January 2009, the Company fully satisfied $25.0 million in trust preferred securities for $3.75 million and agreed to restructure another $51.3 million in trust preferred securities. The Company deferred the December 2008 interest payments of $257 thousand on the remaining $12.0 million trust preferred securities. Refer to Note R—"Trust Preferred Securities" for additional information related to the deferral of interest and this settlement.

           During 2008, the Company funded its operations primarily from the cash flows from its long-term mortgage portfolio and the aforementioned real estate advisory fees.

           The Company continues to explore new mortgage-related fee-based businesses. As a result, the Company has intentionally maintained certain personnel to explore these new business opportunities.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           The information contained throughout this document is presented on a continuing operations basis, unless otherwise stated.

2.        Financial Statement Presentation

Principles of Consolidation

           The financial condition and results of operations have been presented in the consolidated financial statements for the three-year period ended December 31, 2008 and include the financial results of IMH, and IMH Assets, in continuing operations and IWLG, and IFC (together with its wholly-owned subsidiaries ICCC and ISAC), in discontinued operations.

           All significant inter-company balances and transactions have been eliminated in consolidation. In addition, certain amounts in the prior periods' consolidated financial statements have been reclassified to conform to the current year presentation including the discontinued operations. Additionally, all historical share and per share data in our consolidated financial statements and notes thereto have been restated to give retroactive recognition of the Company's ten-for-one reverse stock split effected in December 2008. Refer to Note A-11—Common Stock, for additional information regarding this reverse stock split.

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

           There are two different accounting frameworks applicable to SPEs, depending on the nature of the entity and the Company's relation to that entity; the qualifying special purpose entity (QSPE) framework under Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" (SFAS 140) and the variable interest entity (VIE) framework under the Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN 46R).

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

Use of Estimates and Assumptions

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

3.        Adoption of New Accounting Standards

Adoption of SFAS 157—Fair Value Measurements

           The Company prospectively adopted the provisions of SFAS No. 157 "Fair Value Measurements" (SFAS 157), as of January 1, 2008. SFAS 157 defines fair value, expands disclosure requirements around fair value and specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. These two types of inputs create the following fair value hierarchy:

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

           For some products or in certain market conditions, observable inputs may not always be available. During 2008, certain markets remained inactive, and some key observable inputs used in valuing certain financial assets and liabilities were unavailable. Under the provisions of FASB Staff Position No. 157-3 "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active", in situations in which there is little, if any, market activity for an asset at measurement date, the fair value measurement objective remains to measure the financial asset at the price that would be received by the holder of the financial asset in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date. In the absence of observable market data at December 31, 2008, the Company's fair value measurements include its own internal assumptions about future cash flows and appropriately risk-adjusted discount rates that it believes market participants would make in orderly market transactions. When and if these markets become active, the Company will use the related observable inputs available at that time. Therefore, at December 31, 2008, all of the items measured at fair value are considered Level 3 fair value measurements.

           Under fair value accounting, the Company has taken into account its own credit risk when measuring the fair value of assets and liabilities.

Adoption of SFAS 159—Fair Value Option

           The Company prospectively adopted SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159) as of January 1, 2008. The adoption of SFAS 159 resulted in new valuation techniques used by the Company when determining fair value, most notably to value its securitized mortgage collateral and borrowings and trust preferred securities, which had not previously been carried at fair value. SFAS 159 provides an option on an instrument-by-instrument basis for most financial assets and liabilities to be reported at fair value with changes in fair value reported in earnings. After the initial adoption, the election is made at the acquisition of a financial asset, financial liability, or a firm commitment and it may not be revoked. Management believes that the adoption of SFAS 159 provides an opportunity to mitigate volatility in reported earnings and provides a better representation of the economics of the trust assets and liabilities.

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

           As a result of deterioration in the real estate market since the second half of 2007, the Company significantly added to its allowance for loan losses during the third and fourth quarters of 2007. Principally, because of the increase in the allowance for loan losses, the Company reported a stockholders' deficit as of December 31, 2007. This stockholders' deficit was created primarily because the Company was required under GAAP to record an allowance for loan losses that reduced securitized mortgage collateral in its consolidated trusts below the balance of the related securitized mortgage borrowings, resulting in a negative investment in certain consolidated trusts, even though the related trust agreements are nonrecourse to the Company. However, with the adoption of SFAS 159, the Company's net investment position is unable to go below zero since the related trust liabilities are also recorded at fair value. Therefore the difference between the fair value of the trust assets and trust liabilities represents the net investment interests (residual interests in securitizations) in the consolidated trusts at fair value.

           The following table summarizes the initial retained earnings charge related to the prospective adoption of SFAS 159 as of January 1, 2008 and the related fair value balances as of January 1, 2008.

	Ending Balance as of December 31, 2007 (Prior to Adoption)	Adoption Net Gain/(Loss)	Fair Value Balance as of January 1, 2008 (After Adoption) (5)
Impact of electing the fair value option under SFAS 159:
Investment securities available-for-sale	$15,248	$1,028 (1)	$15,248
Securitized mortgage collateral (2)	16,532,633	(821,311)	15,711,322
Securitized mortgage borrowings (3)	(17,780,060)	1,903,283	(15,876,777)
Trust preferred securities	(98,398)	57,446	(40,952)

Cumulative-effect adjustment (pre-tax)		1,140,446
Tax impact (4)		-

Cumulative-effect adjustment to reduce retained deficit		$1,140,446

Total retained deficit as of December 31, 2007		$(1,449,232)
Cumulative-effect adjustment to reduce retained deficit		1,140,446

Total retained deficit as of January 1, 2008 (6)		$(308,786)

(1)
Investment securities available-for-sale are recorded at fair value at December 31, 2007, with a corresponding $1.0 million unrealized gain included in accumulated other comprehensive income. Included in the cumulative-effect adjustment was $1.0 million in unrealized holding gains that were reclassified from accumulated other comprehensive income to retained deficit. Due to the effect of reclassifying the $1.0 million from accumulated other comprehensive income to retained deficit, the investment securities available-for-sale balances do not add across.
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
(4)
There was no tax effect of the adoption of SFAS 159 as the Company qualifies as a REIT for federal income tax purposes.
(5)
The securitized mortgage collateral and securitized mortgage borrowings include the mortgage insurance and bond insurance proceeds to be received from third parties.
(6)
As of January 1, 2008, after adoption of SFAS 159, total stockholders' equity was $61.7 million

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

4.        Cash and Cash Equivalents and Restricted Cash

           For purposes of the consolidated statements of cash flows, cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less at the date of acquisition. The carrying amount of cash and cash equivalents approximates fair value.

           Cash and cash equivalents balances that have restrictions as to the Company's ability to withdraw funds are considered restricted cash. At December 31, 2008 and 2007, restricted cash totaled $1.2 million and zero, respectively.

5.        Investment Securities Available-for-Sale

           Investment securities classified as available-for-sale are reported at fair value. With the adoption of SFAS 159 on January 1, 2008, unrealized gains and losses are recognized in earnings as changes in fair value of net trust assets. Prior to the adoption of SFAS 159 on January 1, 2008, unrealized gains and losses were recognized as other comprehensive earnings or loss. Gains and losses realized on the sale of available-for-sale investment securities and declines in value considered to be other-than-temporary are based on the specific identification method and reported in current earnings.

           With the adoption of SFAS 159, interest income from investment securities available-for-sale is recognized based on current market yields. Prior to the adoption of SFAS 159, premiums or discounts obtained on investment securities were accreted or amortized to interest income over the estimated life of the investment securities using the effective interest method. Investment securities available-for-sale may be subject to credit, interest rate and/or prepayment risk.

6.        Securitized Mortgage Collateral

           The Company's long-term investment operations primarily invest in adjustable rate and, to a lesser extent, fixed rate non-conforming mortgages and commercial mortgages that were acquired and originated by our mortgage and commercial operations.

           Non-conforming mortgages may not have certain documentation or verifications that are required by government sponsored entities and, therefore, in making our credit decisions, we were more reliant upon the borrower's credit score and the adequacy of the underlying collateral.

           The Company securitized mortgages in the form of collateralized mortgage obligations (CMO) on balance sheet and real estate mortgage investment conduits (REMICs), which may be consolidated or un-consolidated depending on the design of the securitization structure. A CMO or REMIC securitization may be designed so that the transferee (securitization trust) is not a QSPE, and therefore the Company consolidates the VIE as the Company is the primary beneficiary of the sole residual interest in each securitization trust. Generally, this is achieved by including terms in the securitization agreements that give the Company the ability to unilaterally cause the securitization trust to return specific mortgages, other than through a clean-up call. Amounts consolidated are included in trust assets and liabilities as securitized mortgage collateral, real estate owned, derivative assets, securitized mortgage borrowings and derivative liabilities in the accompanying consolidated balance sheets.

           Securitized mortgage collateral is not placed on non-accrual status as the servicer remits the interest payments to the trust regardless of the delinquency status of the underlying mortgage loan.

           In connection with the adoption of SFAS 159 on January 1, 2008, the Company accounts for securitized mortgage collateral at fair value, with changes in fair value during the period reflected in earnings. Fair value measurements are based on the Company's estimated cash flow models, which incorporate assumptions, inputs of other market participants and quoted prices for the underlying bonds. The Company's assumptions include its

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

expectations of inputs that other market participants would use. These assumptions include judgments about the underlying collateral, prepayment speeds, credit losses, forward interest rates and certain other factors.

           In periods prior to the adoption of SFAS 159 on January 1, 2008, securitized mortgage loans were recorded at cost, adjusted for amortization of net deferred costs and for credit losses inherent in the portfolio.

Allowance for loan losses

           In periods prior to the adoption of SFAS 159 on January 1, 2008, an allowance was maintained for loan losses on mortgages held as securitized mortgage collateral and mortgages held-for-investment. With the adoption of SFAS 159 for mortgages held as securitized mortgage collateral, the allowance for loan losses related to these assets was reduced to zero and included in the cumulative-effect adjustment as part of the fair value option election at January 1, 2008. During 2008, losses inherent in this portfolio are reflected in the change in fair value of net trust assets in the consolidated statement of operations and comprehensive loss.

           Historically, allowances for loan losses were maintained at an amount that management believed provided for losses inherent in those loan portfolios. The Company's methodology was designed to analyze the performance of various loan portfolios, based upon the relatively homogeneous nature within these loan portfolios. The allowance for losses was also analyzed using the following factors:

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

           In evaluating the adequacy of the allowance for loan losses, management took several items into consideration. For instance, a detailed analysis of historical loan performance data was accumulated and reviewed. This data was analyzed by securitization issuance, and loan level for delinquent loans for loss performance. The results of that analysis were then applied to the current mortgage portfolio and an estimate was determined. Historically, management also recognizes that there are qualitative factors that must be taken into consideration when evaluating and measuring inherent losses in our loan portfolios. These items included, but were not limited to, economic indicators that may affect the borrower's ability to pay, changes in value of collateral, projected loss curves, political and economic factors, and industry statistics.

           In addition, specific valuation allowances were historically established for loans that were deemed impaired, including repurchased loans, finance receivables and loans impaired by natural disasters, if default by the borrower was deemed probable and if the fair value of the loan or the collateral was estimated to be less than the gross carrying value of the loan. Actual losses on loans were recorded as a reduction to the allowance through charge-offs. Subsequent recoveries of amounts previously charged off were credited to the allowance.

           Loans with contractual terms that have been restructured for economic, borrower's financial difficulties or other reasons, are classified as troubled debt restructurings. Troubled debt restructurings may include changing repayment terms, reducing or fixing the stated interest rate, or extending the maturity date of the loan. The Company would record an estimated loss for each of its restructured loans, which was historically included in the provision for loan losses.

           Loans were charged off against the allowance for loan losses when foreclosure of the property is complete and the property is transferred to real estate owned at the lower of its cost or its estimated net realizable value.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Provisions to the allowance for loan losses based upon an estimate of inherent loan losses were recorded by a charge to earnings.

7.        Real Estate Owned

           Real estate owned (REO), which consists of residential real estate acquired in satisfaction of loans, is carried at net realizable value, which includes the estimated fair value of the residential real estate less estimated selling and holding costs, offset by expected mortgage insurance proceeds to be received, if any. Adjustments to the loan carrying value required at the time of foreclosure affect the carrying amount of securitized mortgage collateral. Subsequent write-downs in the net realizable value of REO are included in losses from real estate owned in the consolidated statements of operations and comprehensive loss.

8.        Securitized Mortgage Borrowings

           The debt from each issuance of a securitized mortgage borrowing is payable from the principal and interest payments on the underlying mortgages collateralizing such debt, as well as the proceeds from liquidations of real estate owned. If the principal and interest payments are insufficient to repay the debt, the shortfall is allocated first to the residual interest holders (generally the Company) then, if necessary, to the certificate holders (e.g. investors in the securitized mortgage borrowings) in accordance with the specific terms of the various respective indentures. Securitized mortgage borrowings typically are structured as one-month LIBOR "floaters" and fixed rate securities with interest payable to certificate holders monthly. The maturity of each class of securitized mortgage borrowing is directly affected by the amount of net interest spread, overcollateralization and the rate of principal prepayments and defaults on the related securitized mortgage collateral. The actual maturity of any class of a securitized mortgage borrowing can occur later than the stated maturities of the underlying mortgages.

           When the Company issued securitized mortgage borrowings for financing purposes, the Company generally sought an investment grade rating for the Company's securitized mortgages by nationally recognized rating agencies. To secure such ratings, it was often necessary to incorporate certain structural features that provide for credit enhancement. This generally included the pledge of collateral in excess of the principal amount of the securities to be issued, a bond guaranty insurance policy for some or all of the issued securities, or additional forms of mortgage insurance. The Company's total loss exposure is limited to the Company's initial net economic investment in each trust, which is referred to as a residual interest.

           In connection with the adoption of SFAS 159 on January 1, 2008, the Company accounts for securitized mortgage borrowings at fair value, with changes in fair value during the period reflected in earnings. Fair value measurements are based on the Company's estimated cash flow models, which incorporate assumptions, inputs of other market participants and quoted prices for the underlying bonds. The Company's assumptions include its expectations of inputs that other market participants would use. These assumptions include judgments about the underlying collateral, prepayment speeds, credit losses, forward interest rates and certain other factors.

           In periods prior to the adoption of SFAS 159 on January 1, 2008, securitized mortgage borrowings were recorded at cost, adjusted for unamortized securitization costs and discounts.

9.        Derivative Instruments

           In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133), as amended by SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", the Company records all its derivative instruments at fair value as either derivative assets or derivative liabilities, included within trust assets and trust liabilities in the consolidated balance sheets. The Company has accounted for all its derivatives as non-designated hedge instruments or free-standing derivatives. The Company uses derivative instruments to manage interest rate risk.

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

           To mitigate exposure to the effect of changing interest rates on cash flows on securitized mortgage borrowings and reverse repurchase borrowings, the Company purchased derivative instruments primarily in the form of interest rate swap agreements (swaps) and, to a lesser extent, interest rate cap agreements (caps) and interest rate floor agreements (floors). Due to the closure of the mortgage operations, the Company has not entered into a new derivative instrument since the third quarter of 2007.

           The fair value of the Company's swaps, caps, floors and other derivative instruments is generally based on market prices provided by dealers and market-makers, or estimates of future cash flows from these financial instruments.

10.      Trust Preferred Securities

           Trust preferred securities are reported at fair value. With the adoption of SFAS 159 on January 1, 2008, unrealized gains and losses are recognized in earnings as changes in fair value of trust preferred securities. Prior to the adoption of SFAS 159, trust preferred securities were reported at historical cost, adjusted for unamortized debt issuance costs.

           The Company does not consolidate trust preferred entities since the Company does not have a significant variable interest in the trust. Instead, the Company records its investment in the trust preferred entities (included in other assets in the accompanying consolidated balance sheets) and accounts for such under the equity method of accounting and reflects a liability for the issuance of the junior subordinated notes to the trust preferred entities. The interest expense on such notes is recorded in total interest expense in the consolidated statement of operations and comprehensive loss.

11.      Common Stock

           On December 29, 2008, the Company amended its charter to affect a reverse stock split of its outstanding shares of common stock and to reduce the common stock's par value subsequent to the reverse stock split. Every ten shares of common stock, par value $0.01 per share, of the Company which were issued and outstanding immediately prior to the reverse stock split were combined into one issued and outstanding share of common stock, par value $0.10 per share. No fractional shares of common stock of the Company were issued upon the effectiveness of the reverse stock split. Any fractional shares that would otherwise result from the reverse stock split were eliminated by rounding each fraction up to the nearest whole share. Immediately after the reverse stock split, the par value of the Company's issued and outstanding shares of common stock was decreased from $0.10 per share to $0.01 per share.

           This reverse stock split and subsequent reduction in par value resulted in the issuance of an additional 8,094 shares of outstanding common stock and was accounted for by the transfer of $685 thousand from common stock to additional paid-in capital, which is retrospectively presented for all periods shown.

           All share and per share amounts retrospectively reflect the ten-for-one reverse stock split and subsequent reduction in par value. Refer to Note N—Reconciliation of Earnings Per Share for the impact on the Company's net loss per share amounts as a result of the reverse stock split.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

12.      Interest Income and Interest Expense

           Interest income on securitized mortgage collateral and interest expense on securitized mortgage borrowings are recorded using the effective yield for the period based on the previous quarter's estimated fair value.

           In periods prior to the adoption of SFAS 159, the Company amortized mortgage premiums, securitization costs, bond discounts, deferred charges and master servicing rights associated with its securitized mortgage collateral and borrowings to interest income and interest expense over the estimated lives of the mortgages and maturity of the borrowings as an adjustment to yield of the securitized mortgage collateral and borrowings. Amortization calculations included certain loan information, including the interest rate, maturity date, principal balance and certain assumptions including expected prepayment rates. The Company estimated prepayments on a collateral-specific basis and considered actual prepayment activity for the collateral pool. The Company also considered the current interest rate environment and the forward prepayment projections.

13.      Stock-Based Compensation

           The Company maintains a stock-based incentive compensation plan, the terms of which are governed by the Impac Mortgage Holdings, Inc. 2001 Stock Option, Deferred Stock and Restricted Stock Plan, as amended (the 2001 Stock Plan). Officers, key employees, directors, consultants and advisors are eligible to receive awards pursuant to the 2001 Stock Plan. The aggregate number of shares reserved under the 2001 Stock Plan is 1,288,719 shares (including increases pursuant to the plan's "evergreen provision"), and as of December 31, 2008 there were 53,414 shares available for grant as stock options, restricted stock and deferred stock awards. The Company issues new shares of common stock to satisfy stock option exercises.

           The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123R, "Share-Based Payment," (SFAS 123R). Accordingly, the Company measures the cost of stock-based awards using the grant-date fair value of the award and recognizes that cost over the requisite service period.

           The fair value of each stock option granted under the Company's stock-based compensation plan is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the assumptions noted below. The expected volatility is based on both the implied and historical volatility of the Company's stock. The expected term of options granted is derived using the "simplified method" as defined in the SEC's Staff Accounting Bulletin 107, "Implementation of FASB 123R". The risk-free interest rate is based on the U.S. Treasury rate with a term equal to the expected term of the option grants on the date of grant.

           SFAS 123R requires forfeitures to be estimated at the time of grant and prospectively revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense is recorded net of estimated forfeitures for the years ended December 31, 2008, 2007 and 2006, such that expense was recorded only for those stock-based awards that were expected to vest.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           The fair value of options granted, which is amortized to expense over the option vesting period, is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions:

	For the year ended December 31,
	2008	2007	2006
Risk-free interest rate	1.88% to 2.54%	4.02%	4.82%
Expected lives (in years)	3.25 - 3.50	3	3
Expected volatility (1)	87.3% - 91.9%	75.09%	38.58%
Expected dividend yield	0.00%	0.00%	11.00%
Fair value per share	$5.02 - 7.76	$6.01	$14.12

(1)
Expected volatilities are based on both the implied and historical volatility of the Company's stock over the expected option life.

           The following table summarizes activity, pricing and other information for the Company's stock options for the years presented below:

	For the year ended December 31,
	2008		2007		2006
	Number of Shares	Weighted- Average Exercise Price $	Number of Shares	Weighted- Average Exercise Price $	Number of Shares	Weighted- Average Exercise Price $
Options outstanding at beginning of year	593,991	$98.03	704,876	$129.10	526,654	$145.50
Options granted	797,004	12.73	216,350	25.60	277,400	99.40
Options exercised	-	-	-	-	(7,520)	109.50
Options forfeited / cancelled	(250,809)	104.02	(327,234)	117.90	(91,659)	135.66

Options outstanding at end of year	1,140,186	$37.18	593,991	$97.50	704,876	$129.10

Options exercisable at end of year	295,760	$86.96	290,472	$131.30	310,239	$139.70

	For the year ended December 31,
	2008		2007		2006
	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at end of period	3.33	$-	2.61	$-	2.74	$3,319

Options exercisable at end of period	1.77	$-	2.08	$-	2.16	$3,319

           The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company's closing stock price of $0.60 per common share as of December 31, 2008, which would have been received by the option holders, had all option holders exercised their options as of that date. As of December 31, 2008, there was approximately $3.8 million of total unrecognized compensation cost related to stock option compensation arrangements granted under the plan, net of estimated forfeitures. That cost is expected to be recognized over the weighted average estimated life of one year.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           For the years ended December 31, 2008, 2007 and 2006, total stock-based compensation expense was $3.5 million, $2.2 million and $2.4 million, respectively.

           Additional information regarding stock options outstanding as of December 31, 2008, is as follows:

	Stock Options Outstanding			Options Exercisable
Exercise Price Range ($)	Number Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price ($)	Number Exercisable	Weighted- Average Exercise Price ($)
8.00	16,000	4.64	8.00	-	-
12.00	245,004	4.24	12.00	-	-
13.30	455,000	4.12	13.30	-	-
25.60 - 99.40	355,532	2.11	66.10	227,110	70.25
137.60 - 217.70	68,650	0.89	142.27	68,650	142.27

8.00 - 217.70	1,140,186	3.33	37.18	295,760	86.96

14.      Impairment of Long-Lived Assets

           The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an asset is considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds its estimated fair value. Assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell.

15.      Income Taxes

           The Company operates so as to qualify as a REIT under the requirements of the Internal Revenue Code. Requirements for qualification as a REIT include various restrictions on ownership of IMH's stock, requirements concerning distribution of taxable income and certain restrictions on the nature of assets and sources of income. A REIT must distribute at least 90 percent of its taxable income to its stockholders of which 85 percent must be distributed within the taxable year in order to avoid the imposition of an excise tax. The remaining balance may extend until timely filing of the tax return in the subsequent taxable year. Qualifying distributions of taxable income are deductible by a REIT in computing taxable income. If in any tax year IMH should not qualify as a REIT, the Company would be taxed as a corporation and distributions to stockholders would not be deductible in computing taxable income. If IMH were to fail to qualify as a REIT in any tax year, the Company would not be permitted to qualify for that year and the succeeding four years.

           In accordance with Accounting Research Bulletin No. 51, "Consolidated Financial Statements," the Company records a deferred charge representing the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH in prior years. The deferred charge is included in other assets in the accompanying consolidated balance sheets and is amortized as a component of income tax expense in the accompanying consolidated statements of operations and comprehensive loss over the estimated life of the mortgages retained in the securitized mortgage collateral. The Company recorded a tax expense of $22.3 million and $14.9 million for the years ended December 31, 2008 and 2007, respectively. The net provision is the result of the amount of the deferred charge amortized and/or impaired resulting from credit losses, which does not result in any tax liability required to be paid.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           As of December 31, 2008, the Company had federal and California net operating loss carryforwards of $406.8 million and $532.2 million, respectively. As of December 31, 2008, the Company's taxable REIT subsidiary had an estimated federal net operating loss tax carryforward of $295.1 million. The federal net operating loss carryforward of the Company's taxable REIT subsidiary, utilization of which may be limited to the Company's taxable REIT subsidiary, begins to expire in the year 2027. As of December 31, 2008, the Company and the Company's taxable REIT subsidiary have net deferred tax assets of approximately $547.9 million and $100.0 million, respectively. The Company recorded a full valuation allowance against the net deferred tax assets as it believes it is more likely than not that the net deferred tax assets will not be recoverable.

16.      Net Earnings (Loss) per Share

           Basic net earnings (loss) per share is computed on the basis of the weighted average number of shares outstanding for the year divided into net earnings (loss) for the year. Diluted net earnings (loss) per share is computed on the basis of the weighted average number of shares and dilutive common equivalent shares outstanding for the year divided by net earnings (loss) for the year, unless anti-dilutive. Refer to Note N—Reconciliation of Earnings Per Share.

17.      Recent Accounting Pronouncements

           In October 2008, the FASB issued FASB Staff Position No. 157-3 "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" (FSP 157-3). The staff position clarifies the application of SFAS 157 in inactive markets and provides an illustrative example of how the fair value of a financial asset is determined in an inactive market. FSP 157-3 is effective immediately, including prior periods for which financial statements have not been issued. The issuance of this staff position affects the Company as a significant portion of the Company's financial assets and liabilities are measured at fair value using market value approaches based on active markets. Availability of observable market inputs has diminished considerably as a result of the increasing inactivity in the secondary market for mortgage loans, mortgage-backed securities and other real estate related assets. The lack of observable market inputs requires that the Company rely heavily on its own internal assumptions of the future cash flows and appropriate risk-adjusted discount rates market participants would apply in measuring the fair value of financial assets and liabilities in orderly market transactions that are not forced liquidations or distressed sales. As discussed in Note B—Financial Instruments Elected For Fair Value Accounting, all of the Company's financial assets and liabilities, which were previously classified as Level 2 fair value measurements, were classified as Level 3 fair value measurements at December 31, 2008, as a result of market inactivity and the lack of availability of observable market inputs.

           In September 2008, the FASB ratified EITF No. 08-5, "Issuer's Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement" (EITF 08-5). EITF 08-5 addresses whether issuer's of liabilities should consider the effect of the third-party credit enhancement when measuring the liability at fair value under SFAS 157. EITF 08-5 requires that the issuer of a liability with a third-party credit enhancement that is inseparable from the liability shall not include the effect of the credit enhancement in the fair value measurement of the liability. The guidance in EITF 08-5 is effective in the first reporting period beginning on or after December 15, 2008, with the effect of initially applying its guidance being included in the change in fair value in the period of adoption. The Company does not expect the adoption of EITF 08-5 to have a significant impact on its consolidated financial statements.

           In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). The new standard is intended to improve financial reporting by identifying a consistent framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 will be effective 60 days after the U.S. Securities and Exchange Commission approves the Public Company Accounting Oversight Board's amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company does not expect the adoption of SFAS 162 to have a significant impact on its consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           In April 2008, the FASB voted to eliminate QSPEs from the guidance in SFAS 140. While the revised standard has not been finalized and the FASB's proposals will be subject to a public comment period, this change may have a significant impact on the Company's consolidated financial statements as it may lose sales treatment for assets previously sold to QSPEs, as well as for future sales. An effective date for any proposed revisions has not been determined by the FASB. As of December 31, 2008, the current principal balance of QSPEs to which the Company, acting as principal, has transferred assets and received sales treatment were $678.3 million. The Company's investment in these QSPE's consists of residual interests accounted for as investment securities available-for-sale in its consolidated balance sheets. The Company is still evaluating the impact of this potential change.

           In connection with the aforementioned proposed changes to SFAS 140, the FASB also is proposing three key changes to the consolidation model in FIN 46R. First, the FASB has proposed to include former QSPEs in the scope of FIN 46R. In addition, the FASB supports amending FIN 46R to change the method of analyzing which party to a VIE should consolidate the VIE to a primarily qualitative determination of control instead of today's risks and rewards model. Finally, the proposed amendment is expected to require all VIEs and their primary beneficiaries to be reevaluated quarterly. The previous rules required reconsideration only when specified reconsideration events occurred. As of December 31, 2008, the only significant unconsolidated VIEs are the QSPE's described in the preceding paragraph.

           In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities" (SFAS 161), an amendment of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), to expand disclosure requirements for an entity's derivative and hedging activities. Under SFAS 161, entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. In order to meet these requirements, entities shall include qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 with early adoption encouraged. The Company plans to adopt SFAS 161 on January 1, 2009, and there should be no impact on the consolidated financial statements as it only addresses disclosures.

           In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" which is a revision to SFAS No. 141. The provisions of this statement establish principles in which the acquirer in a business combination is required to recognize and measure in its financial statements all identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. As such, contingent consideration will need to be recognized based on estimated fair value at the date of acquisition. In addition, the costs related to the acquisition are to be recognized separately from the acquisition rather than allocated to the individual assets and liabilities. Also, if applicable, where the fair value of the assets acquired exceeded the acquisition cost, the excess asset value will be recognized as income. This statement makes significant amendments to other statements and other authoritative guidance. The provisions of this statement apply prospectively to business combinations with acquisition dates on or after January 1, 2009.

           In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements". This statement amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements". This statement clarifies that a noncontrolling interest (minority interest) in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Sufficient disclosure should be provided to identify and distinguish between the interests of the parent and the interest on the noncontrolling owners. This statement also establishes that purchases or sales of equity securities that do not result in a change in control will be accounted for as equity transactions. Upon loss of control, the interest sold, as well any interest retained will be measured at fair value with any gain or loss recognized in earnings. This statement will be effective as of our fiscal year beginning January 1, 2009. We do not anticipate the adoption of this statement to have a material impact on our financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           The Company will be evaluating the impact of these changes on the Company's consolidated financial statements once the actual standards become effective.

Note B—Financial Instruments Elected For Fair Value Accounting

           The use of fair value to measure the Company's financial instruments is fundamental to its consolidated financial statements and is a critical accounting estimate because a substantial portion of its assets and liabilities are recorded at estimated fair value.

           The application of fair value estimates may be on a recurring or non-recurring basis depending on the accounting principles applicable to the specific asset or liability or whether management has elected to carry the item at its estimated fair value as discussed previously.

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

           SFAS 157 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 establishes a three-tiered fair value hierarchy that prioritizes the inputs used to estimate fair value into three broad levels, considering the relative reliability of the inputs:

  •
  Level 1—Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as certain U.S. treasury, other U.S. Government and agency mortgage-backed debt securities that are highly liquid and are actively traded in over-the-counter markets.

  •
  Level 2—Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include securities with quoted prices that are traded less frequently than exchange-traded instruments, securities and derivative contracts and financial liabilities whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes trust assets or liabilities where more than a significant percentage of the fair values were derived using a pricing process that was based upon observable inputs.

  •
  Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category includes those assets and liabilities that were not included in Level 1 or Level 2.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           The following table presents for each of these hierarchy levels, the Company's assets and liabilities that are measured at fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option at December 31, 2008:

	Recurring Fair Value Measurements At December 31, 2008
	Level 1	Level 2	Level 3
Assets
Investment securities available-for-sale	$-	$-	$2,068
Securitized mortgage collateral	-	-	5,894,424

Total Assets at Fair Value	$-	$-	$5,896,492

Liabilities
Securitized mortgage borrowings	$-	$-	$6,193,984
Derivative liabilities, net (1)	-	-	273,547
Trust preferred securities	-	-	15,403

Total Liabilities at Fair Value	$-	$-	$6,482,934

(1)
Derivative liabilities, net includes $37 thousand in derivative assets and $273.6 million in derivative liabilities, included within trust assets and trust liabilities, respectively.

           As a result of the lack of observable market data resulting from inactive markets, the Company has classified its investment securities available-for-sale, securitized mortgage collateral and borrowings, net derivative liabilities and trust preferred securities as Level 3 fair value measurements at December 31, 2008. Level 3 assets and liabilities were 100 percent of total assets and total liabilities at fair value.

           The following tables present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2008:

	Level 3 Recurring Fair Value Measurements
	For the year ended December 31, 2008
	Fair Value- January 1, 2008	Total Gains (Losses) Included in Earnings	Transfers in and/or out of Level 3 (2)	Purchases, issuances and settlements	Fair Value- December 31, 2008	Unrealized gains (losses) still held (1)
Investment securities available-for-sale	$15,248	$(9,591)	$-	$(3,589)	$2,068	$(1,802)
Securitized mortgage collateral	782,574	(7,419,747)	14,919,649	(2,388,052)	5,894,424	(8,239,882)
Securitized mortgage borrowings	(767,704)	7,245,095	(15,109,073)	2,437,698	(6,193,984)	9,233,009
Derivative liabilities, net	-	(298,741)	(120,260)	145,454	(273,547)	(276,879)
Trust preferred securities	(40,952)	24,349	-	1,200	(15,403)	75,841

(1)
Represents the amount of unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held at December 31, 2008.
(2)
Transfers in and/or out of Level 3 are reflected using values as of the beginning of the period. There were no transfers out of Level 3 during the year ended December 31, 2008.

           During the year ended December 31, 2008, $14.9 billion and $15.1 billion in securitized mortgage collateral and borrowings, respectively, were transferred from Level 2 to Level 3 fair value measurements due to significant market disruption and the lack of market activity. Additionally, $120.3 million in derivative liabilities, net was transferred from Level 2 to Level 3 fair value measurements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           The table below summarize gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recorded in earnings for Level 3 assets and liabilities for the year ended December 31, 2008:

	Recurring Fair Value Measurements Level 3 – Total Gains (Losses) Included in Net Loss For the year ended December 31, 2008
	Investment Securities Available- for-Sale	Securitized Mortgage Collateral	Securitized Mortgage Borrowings	Derivative Liabilities, Net	Trust Preferred Securities
Interest income	$1,015	$387,212	$-	$-	$-
Interest expense	-	-	(895,492)	-	(530)
Change in fair value of net trust assets, excluding REO	(10,606)	(7,806,959)	8,140,587	(298,741)	-
Change in fair value of trust preferred securities	-	-	-	-	24,879

Total	$(9,591)	$(7,419,747)	$7,245,095	$(298,741)	$24,349

           SFAS 159 permits fair value accounting to be elected for certain assets and liabilities on an individual contract basis at the time of acquisition or under certain other circumstances referred to as "remeasurement event dates." For those items for which fair value accounting is elected, changes in fair value will be recognized in earnings, and fees and costs associated with the origination or acquisition of such items will be recognized as incurred rather than deferred. In addition, SFAS 159 allows application of the Statement's provisions to eligible items existing at the effective date, and management has elected to apply SFAS 159 to certain of those items as discussed below.

           The following is a description of the measurement techniques for items recorded at fair value on a recurring basis and a non-recurring basis.

Recurring Basis

           Investment Securities Available-for-Sale.    Pursuant to the Company's adoption of SFAS 159, the Company elected to carry all of its investment securities available-for-sale at fair value. The investment securities consist primarily of non-investment-investment grade mortgage-backed securities. The fair value of the investment securities are measured based upon the Company's expectation of inputs that other market participants would use. Such assumptions include judgments about the underlying collateral, prepayment speeds, credit losses, forward interest rates and certain other factors. Given the market disruption and lack of observable market data as of December 31, 2008, the fair value of the investment securities available-for-sale were measured using significant internal expectations of market participants' assumptions.

           Securitized Mortgage Collateral—Pursuant to the Company's adoption of SFAS 159, the Company elected to carry all of its securitized mortgage collateral at fair value. These assets consist primarily of non-conforming mortgage loans securitized between 2002 and 2007. Fair value measurements are based on the Company's estimated cash flow models, and non-binding quoted prices for the underlying bonds and yield analysis using the Company's validation process. The Company's assumptions include its expectations of inputs that other market participants would use in pricing these assets. These assumptions include judgments about the underlying collateral, annual prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of December 31, 2008, the unpaid principal balance and estimated fair value of securitized mortgage collateral was $14.1 billion and $5.9 billion, respectively. The aggregate unpaid principal balance exceeds the fair value by $8.2 billion at December 31, 2008. As of December 31, 2008, the unpaid principal balance and estimated fair value of loans 90 days or more past due was $3.1 billion and $1.0 billion, respectively. The aggregate unpaid principal balances of loans 90 days or more past due exceed the fair value by $2.1 billion at December 31, 2008.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           Securitized Mortgage Borrowings—Pursuant to the Company's adoption of SFAS 159, the Company elected to carry all of its securitized mortgage borrowings at fair value. These borrowings consist of individual tranches of bonds issued by securitization trusts and are primarily backed by non-conforming mortgage loans. Fair value measurements include the Company's judgments about the underlying collateral assumptions such as annual prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors and are based upon non-binding quoted prices for the individual tranches of bonds, if available. As of December 31, 2008, the outstanding principal balance and estimated fair value of securitized mortgage borrowings was $15.4 billion and $6.2 billion, respectively. The aggregate outstanding principal balance exceeds the fair value by $9.2 billion at December 31, 2008.

           Trust Preferred Securities—Pursuant to the Company's adoption of SFAS 159, the Company elected to carry all of its trust preferred securities at fair value. These securities were measured based upon an analysis prepared by the Company, which considered the Company's own credit risk, including comparison to the terms of the Company's preferred stock and consideration of recent settlements with trust preferred debt holders and revised terms of restructured trust preferred securities.

           As of December 31, 2008, the unpaid principal balance and fair value of trust preferred securities was $91.2 million and $15.4 million, respectively. The aggregate unpaid principal balance exceeds the fair value by $75.8 million at December 31, 2008.

           Derivative Assets and Liabilities.    For non-exchange traded contracts, fair value is based on the amounts that would be required to settle the positions with the related counterparties as of the valuation date. Valuations of derivative assets and liabilities are based on observable market inputs, if available. To the extent observable market inputs are not available, fair values measurements include the Company's judgments about the future cash flows, forward interest rates and certain other factors, including counterparty risk. With the issuance of SFAS 157, these values must also take into account the Company's own credit standing, to the extent applicable, thus included in the valuation of the derivative instrument is the value of the net credit differential between the counterparties to the derivative contract.

           The following table represents changes in fair value of recurring fair value measurements for the year ended December 31, 2008.

	Recurring Fair Value Measurements Changes in Fair Value Included in Net Loss For the year ended December 31, 2008
			Change in Fair Value of
	Interest Income (1)	Interest Expense (1)	Net Trust Assets		Trust Preferred Securities	Total
Investment securities available-for-sale	$1,015	$-	$(10,606)		$-	$(9,591)
Securitized mortgage collateral	387,212	-	(7,806,959)		-	(7,419,747)
Securitized mortgage borrowings	-	(895,492)	8,140,587		-	7,245,095
Derivative instruments	-	-	(298,741	)(2)	-	(298,741)
Trust preferred securities	-	(530)	-		24,879	24,349

Total	$388,227	$(896,022)	$24,281	(3)	$24,879	$(458,635)

(1)
Amounts represent interest income and interest expense accretion included in interest income and interest expense, respectively in the consolidated statement of operations and comprehensive loss.
(2)
Included in this amount is $151.2 million in non-cash changes in the fair value of derivative instruments, which are included in the accompanying statement of cash flows for the year ended December 31, 2008.
(3)
Excluded from the $171.8 million change in fair value of net trust assets, excluding REO, in the accompanying consolidated statement of cash flows is $147.5 million in cash settlements related to the Company's net derivative liabilities.

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

           Loans Held-for-Sale—Loans held-for-sale for which the fair value option was not elected are carried at lower of cost or market (LOCOM). When available, such measurements are based upon what secondary markets offer for portfolios with similar characteristics, and are considered Level 2 measurements. If market pricing is not available, such measurements are significantly impacted by the Company's expectations of other market participants' assumptions, and are considered Level 3 measurements. The Company utilizes internal pricing processes to estimate the fair value of loans held-for-sale, which is based on recent loan sales and estimates of the fair value of the underlying collateral. Loans held-for-sale, which are primarily included in assets of discontinued operations, are considered Level 3 fair value measurements at December 31, 2008 based on the lack of observability of market inputs.

           The following table presents the fair values of those financial assets measured at fair value on a non-recurring basis at December 31, 2008.

				Total Losses For the Year Ended December 31, 2008
	Non-recurring Fair Value Measurements As of December 31, 2008
	Level 1	Level 2	Level 3
Loans held-for-sale (1)	-	-	108,223	$(45,960)

(1)
Includes $0.4 million and $107.8 million of loans held-for-sale within continuing and discontinued operations, respectively at December 31, 2008.

Note C—Investment Securities Available-for-Sale

           As of December 31, 2008 and 2007, the Company's investment securities available-for-sale totaled $2.1 million and $15.2 million, respectively.

           During 2008, investment securities available-for-sale were recorded at fair value with changes in fair value included in earnings. Prior to 2008, investment securities available-for-sale were recorded at fair value with changes in fair value included in comprehensive income. The following table presents the amortized cost unrealized holding gains (losses) included in accumulated comprehensive income at December 31, 2007:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
As of December 31, 2007:
Subordinated securities secured by mortgages	$14,220	$1,136	$(108)	$15,248

	$14,220	$1,136	$(108)	$15,248

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           During 2007, the Company considered $13.6 million of investment securities available-for-sale to be other-than-temporarily impaired, primarily due to changes in the expected credit losses. The other-than-temporary impairments were charged against other non-interest income in the accompanying consolidated statements of operations and comprehensive loss.

Note D—Securitized Mortgage Collateral and Allowance for Loan Losses

           Securitized mortgage collateral consisted of the following:

	At December 31,
	2008	2007
Mortgages secured by residential real estate	$12,602,220	$15,682,664
Mortgages secured by commercial real estate	1,532,086	1,753,531
Fair value adjustment	(8,239,882)	-
Net unamortized premiums on mortgages - residential	-	160,852
Net unamortized premiums on mortgages - commercial	-	22,297

Subtotal	$5,894,424	$17,619,344

Allowance for loan loss	-	(1,186,396)
Accrued interest receivable	-	99,685

Total securitized mortgage collateral	$5,894,424	$16,532,633

           In periods prior to the adoption of SFAS 159 on January 1, 2008, the Company maintained an allowance for loan losses for estimated losses inherent in the portfolio. The Company would provide for estimated losses in earnings through the provision for loan losses. Losses incurred would be charged-off losses against the allowance for loan losses.

           With the adoption of SFAS 159, the Company no longer maintains an allowance for loan losses. Instead, estimated losses inherent in the portfolio are considered part of the fair value adjustment recognized in estimating the fair value of securitized mortgage collateral. Changes in estimated losses, which are a component of the overall changes in fair value of the securitized mortgage collateral, are recognized in earnings as change in the fair value of net trust assets in the accompanying statement of operations and comprehensive loss. In connection with the adoption of SFAS 159, the Company reversed the $1.2 billion allowance for loan losses as part of the cumulative-effect adjustment at January 1, 2008.

           Activity for the allowance for loan losses was as follows:

	For the year ended December 31,
	2008	2007	2006
Beginning balance	$1,186,396	$77,684	$67,831
Provision for loan losses	-	1,390,008	34,600
Reduction resulting from fair value option election	(1,186,396)	-	-
Charge-offs, net of recoveries	-	(281,296)	(24,747)

Total allowance for loan losses	$-	$1,186,396	$77,684

           The Company had troubled debt restructurings during 2008, which are included in change in fair value of net trust assets. Troubled debt restructurings during 2007 totaled $42.6 million, the majority of which were the conversions of adjustable rate mortgages (ARMs) loans to reduced or fixed interest rate loans. An impairment loss of $2.5 million relating to these loans was recorded as a provision for loan losses. No loans were modified during 2006.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           Master servicing rights are retained when the sub-servicing of mortgage servicing rights are sold and the corresponding mortgages are retained in a CMO or REMIC securitization. The retained master servicing rights are recorded as a separate retained asset in accordance with SFAS 140 for the unconsolidated securitizations, while in the consolidated securitizations such rights remained as part of the securitized mortgage collateral. The Company recognizes an impairment loss when the master servicing rights have an unamortized balance in excess of the estimated fair value.

           During 2008, the Company recorded $2.1 million in impairment for master servicing rights in unconsolidated securitizations. The carrying value of master servicing rights for unconsolidated securitizations, which is included in other assets in the accompanying consolidated balance sheets, was zero and $2.1 million as of December 31, 2008 and 2007, respectively.

           As of December 31, 2008, the Company master serviced mortgages for others of approximately $2.6 billion that were primarily mortgages collateralizing REMIC securitizations, compared to $3.0 billion at December 31, 2007. Related fiduciary funds are held in trust for investors in non-interest bearing accounts and therefore not included in the Company's consolidated balance sheets. The Company may also be required to advance funds or cause loan servicers to advance funds to cover principal and interest payments not received from borrowers depending on the status of their mortgages.

Note E—Real Estate Owned (REO)

           Activity for the Company's real estate portfolio consisted of the following as of and for the periods presented:

	For the year ended December 31,
	2008	2007
Beginning balance	$405,434	$137,331
Foreclosures (1)	678,442	487,314
Liquidations	(484,124)	(219,211)

Ending balance	$599,752	$405,434

REO inside trusts	$599,084	$400,863
REO outside trusts (2)	668	4,571

Total	$599,752	$405,434

(1)
Foreclosures include $714.0 million and $559.6 million in net realizable value of properties transferred to REO, during 2008 and 2007, respectively. Also included in the amount is $35.6 million and $72.3 million in additional impairment of REO subsequent to foreclosure in 2008 and 2007, respectively.
(2)
Amount represents REO related to former on-balance sheet securitizations, which were collapsed as the result of the Company exercising its clean-up call options. This REO is included in other assets in the accompanying consolidated balance sheets.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Note F—Other Assets

Other Assets

           Other assets consisted of the following:

	At December 31,
	2008	2007
Deferred charge	$15,142	$37,412
Prepaid expenses	2,881	3,505
Premises and equipment	2,613	3,904
Investment in capital trusts	2,166	2,394
Mortgages held-for-investment	743	816
Real estate owned outside trust	668	4,571
Mortgages held-for-sale	454	1,684
Other assets	6,726	2,908

Total other assets	$31,393	$57,194

           At December 31, 2008 and 2007, cash collateral balances, included in other assets, was zero and $588 thousand, respectively.

Premises and equipment, net

           Premises and equipment are stated at cost, less accumulated depreciation or amortization. Depreciation on premises and equipment is recorded using the straight-line method over the estimated useful lives of individual assets, typically, three to twenty years. Premises and equipment consisted of the following for the periods indicated:

	At December 31,
	2008	2007
Premises and equipment	$9,552	$9,856
Less: Accumulated depreciation	(6,939)	(5,952)

Total premises and equipment, net	$2,613	$3,904

           During 2007, the Company recorded a $14.1 million impairment on property plant and equipment as a result of discontinuing its mortgage operations.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Note G—Securitized Mortgage Borrowings

           Selected information on securitized mortgage borrowings for the periods indicated consisted of the following (dollars in millions):

		Securitized mortgage borrowings outstanding as of December 31,		Range of Percentages:
Year of Issuance	Original Issuance Amount	2007	2006	Fixed Interest Rates	Interest Rate Margins over One-Month LIBOR (1)	Interest Rate Margins after Contractual Call Date (2)
2002	$3,876.1	$36.9	$42.1	5.25 - 12.00	0.27 - 2.75	0.54 - 3.68
2003	5,966.1	316.5	409.4	4.34 - 12.75	0.27 - 3.00	0.54 - 4.50
2004	17,710.7	2,249.4	2,751.8	3.58 - 5.56	0.25 - 2.50	0.50 - 3.75
2005	13,387.7	4,956.3	5,961.6	-	0.24 - 2.90	0.48 - 4.35
2006	5,971.4	4,546.3	5,015.7	6.25	0.10 - 2.75	0.20 - 4.13
2007	3,860.5	3,321.6	3,619.9	-	0.06 - 2.00	0.12 - 3.00

Subtotal securitized mortgage borrowings		15,427.0	17,800.5
Accrued interest payable		-	17.1
Unamortized securitization costs		-	(37.5)
Fair value adjustment		(9,233.0)	-

Total securitized mortgage borrowings		$6,194.0	$17,780.1

(1)
One-month LIBOR was 0.44 percent as of December 31, 2008.
(2)
Interest rate margins are generally adjusted when the unpaid principal balance is reduced to less than 10-20 percent of the original issuance amount, or if certain other triggers are met.

           As of December 31, 2008, expected principal reductions of the securitized mortgage borrowings, which is based on expected prepayment rates, was as follows (dollars in millions):

	Payments Due by Period
	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Securitized mortgage borrowings	$15,427.0	$3,209.0	$5,026.7	$2,304.5	$4,886.8

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Note H—Segment Reporting

           The Company has two reporting segments, the long-term mortgage operations and discontinued operations. The following table presents reporting segments as of and for the year-ended December 31, 2008:

Balance Sheet Items as of December 31, 2008:	Continuing Operations	Discontinued Operations	Consolidated
Cash and cash equivalents	$46,215	$13	$46,228
Restricted cash	1,243	19,832	21,075
Securitized mortgage collateral and mortgages held-for-investment	5,895,167	-	5,895,167
Loans held-for-sale	454	107,769	108,223
Other assets	631,385	13,439	644,824
Total assets	6,574,464	141,053	6,715,517
Total liabilities	6,489,024	217,241	6,706,265
Total stockholders' equity (deficit)	$85,440	$(76,188)	$9,252
Statement of Operations Items for the year ended December 31, 2008:
Net interest income	$13,733	$2,499	$16,232
Change in fair value of derivatives, net	-	6	6
Change in fair value of net trust assets	24,281	-	24,281
Change in fair value of trust preferred securities	24,879	-	24,879
Other non-interest income	(6,716)	(28,393)	(35,109)
Non-interest expense and income taxes	(51,408)	(23,604)	(75,012)

Net earnings (loss)	$4,769	$(49,492)	$(44,723)

           The following table presents reporting segments as of and for the year-ended December 31, 2007:

Balance Sheet Items as of December 31, 2007:	Continuing Operations	Discontinued Operations	Consolidated
Cash and cash equivalents	$24,387	$2,075	$26,462
Securitized mortgage collateral and mortgages held-for-investment	16,533,376	3	16,533,379
Loans held-for-sale	454	279,659	280,113
Finance receivables	336	12,458	12,794
Other assets	479,269	59,055	538,324
Total assets	17,037,822	353,250	17,391,072
Total liabilities	18,063,459	405,341	18,468,800
Total stockholders' deficit	$(1,025,637)	$(52,091)	$(1,077,728)
Statement of Operations Items for the year ended December 31, 2007:
Net interest income	$45,806	$16,932	$62,738
Provision for loan losses	(1,390,008)	(5,489)	(1,395,497)
Change in fair value of derivatives, net	(140,827)	(5,410)	(146,237)
Change in fair value of net trust assets	-	-	-
Other non-interest income	(128,726)	(271,837)	(400,563)
Non-interest expense and income taxes	(39,957)	(127,574)	(167,531)

Net loss	$(1,653,712)	$(393,378)	$(2,047,090)

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           The following table presents reporting segments for the year-ended December 31, 2006:

Statement of Operations Items for the year ended December 31, 2006:	Continuing Operations	Discontinued Operations	Consolidated
Net interest (expense) income	$(62,197)	$27,505	$(34,692)
Provision for loan losses	(34,600)	(4,187)	(38,787)
Realized gain from derivatives	203,958	478	204,436
Change in fair value of derivatives	(110,460)	(2,557)	(113,017)
Other non-interest income	20,068	203	20,271
Non-interest expense and income taxes	(8,721)	(104,763)	(113,484)

Net earnings (loss)	$8,048	$(83,321)	$(75,273)

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

           The following table presents the fair value of financial instruments included in the consolidated balance sheets for the periods indicated:

	December 31, 2008		December 31, 2007
	Carrying Amount	Estimated Fair Value of Financial Instruments	Carrying Amount	Estimated Fair Value of Financial Instruments
Assets
Cash and cash equivalents	$46,215	$46,215	$24,387	24,387
Restricted cash	1,243	1,243	-	-
Investment securities available-for-sale	2,068	2,068	15,248	15,248
Securitized mortgage collateral	5,894,424	5,894,424	16,432,948	15,680,000
Derivative assets	37	37	7,497	7,497
Other assets – cash collateral balances	-	-	588	588
Liabilities
Securitized mortgage borrowings	$6,193,984	$6,193,984	$17,780,060	$15,970,000
Derivative liabilities	273,584	273,584	127,855	127,855
Trust preferred securities	15,403	15,403	98,398	44,000

           The fair value estimates as of December 31, 2008 and 2007 are based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented. The determination of fair value is important to the portrayal of our financial condition and results of operations, however, it requires estimates and assumptions based on our judgment of changing market conditions and the performance of our assets and liabilities at those dates.

           Refer to Note B—Fair Value of Financial Instruments for discussion of the methods and assumptions used as of December 31, 2008 to estimate the fair value of investment securities available-for-sale, securitized mortgage collateral and borrowings, derivative assets and liabilities and trust preferred securities.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           In periods prior to the adoption of SFAS No. 159 on January 1, 2008, the following methods and assumptions were used by management in estimating fair values:

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

Note J—Employee Benefit Plans

401(k) Plan

           After meeting certain employment requirements, employees can participate in the Company's 401(k) plan. Under the 401(k) plan, employees may contribute up to 25 percent of their salaries, pursuant to certain restrictions. The Company matches 50 percent of the first 4 percent of employee contributions. Additional contributions may be made at the discretion of the board of directors. During the years ended December 31, 2008, 2007 and 2006, the Company recorded $200 thousand, $487 thousand, and $977 thousand, respectively, for matching and discretionary contributions.

Note K—Related Party Transactions

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

Securities Litigation

           On August 17, 2007, a purported class action matter was filed in the United States District Court, Central District of California, against IMH and several of its senior officers entitled Sheldon Pittleman v. Impac Mortgage Holdings, Inc., et al. The action alleges against all defendants violations of Section 10(b) and 10b-5 of the Securities Exchange Act of 1934 (the "Exchange Act") and against the individual defendants violations of Section 20(a) of the Exchange Act. Plaintiffs contend that the defendants caused the Company's stock to trade at artificially inflated prices through false and misleading statements and intentional or reckless disregard of basic accounting principles. The complaint seeks compensatory damages for all damages sustained as a result of the defendants' actions,

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

including reasonable costs and expenses and other relief as the court may deem proper. On October 3, 2007, a similar case was filed in the same Court entitled Richard Abrams v. Impac Mortgage Holdings, Inc., et al. This action makes allegations similar to those in the Pittleman action and also seeks similar recovery. These matters were consolidated with lead counsel appointed by the Court. A Consolidated Complaint captioned Sheldon Pittleman v. Impac Mortgage Holdings, Inc., et al was filed on January 8, 2008. A motion to dismiss was filed by the defendants on March 10, 2008 and that motion was granted. On October 27, 2008 a Third Amended Complaint was filed. A motion to dismiss was filed by the defendants on December 15, 2008. On March 10, 2009, the court sustained the defendants' motion to dismiss without leave to amend.

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

           We believe that we have meritorious defenses to the above claims and intend to defend these claims vigorously. Nevertheless, litigation is uncertain and we may not prevail in the lawsuits and can express no opinion as to their ultimate resolution. An adverse judgment in any of these matters could have a material adverse effect on us; however, no judgment in any matter is probable to occur nor is any amount of any loss from such judgment reasonably estimable at this time.

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

Lease Commitments

           The Company leases office space under various operating lease agreements. Minimum premises rental commitments under non-cancelable leases are as follows:

Year 2009	$8,102
Year 2010	7,845
Year 2011	7,627
Year 2012	7,255
Year 2013	7,255
Year 2014 and thereafter	20,555

Sublet income	(31,425)

Total lease commitments	$27,214

           Total rental expense for the years ended December 31, 2008, 2007 and 2006 was $4.9 million, $23.5 million and $7.8 million, respectively. During 2008, 2007 and 2006, approximately $2.4 million, $2.7 million and $1.8 million,

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

respectively, were charged to continuing operations, and is included in occupancy expense in the consolidated statements of operations and comprehensive loss. Included in the $4.9 million rent expense for 2008 is a $2.5 million charge related to discontinued operations for the fair value of leases that have ceased to be occupied, compared to $12.5 million in 2007.

           During the twelve months ended December 31, 2007, the discontinued operations of the Company incurred a lease impairment charge in the amount of $12.5 million, net of the estimated fair value of sublet income which was estimated to be approximately $23.9 million, over the remaining approximate 8.5 years.

Reverse Repurchase Financings

           The Company's reverse repurchase financing, included in discontinued operations, is secured by the Company's loans held-for-sale with an unpaid principal balance of $215.9 million, restricted cash of $18.5 million and certain REOs. The following table presents the outstanding balance of the Company's reverse repurchase financings as of the dates indicated:

	Discontinued Operations as of December 31,
	2008	2007
Reverse repurchase line (1)	$188,677	$318,669
Warehouse line (2)	-	18,021

Total	$188,677	$336,690

(1)
This line, which is guaranteed by IMH, was in technical default of several covenants as of December 31, 2007, including warehouse borrowing reduction, delivery of financial statements and financial covenants. As described below, the Company has restructured this line, which removed all technical defaults from financial covenant noncompliance.
(2)
This line was paid off in full in May 2008.

           In September 2008, the Company entered into an agreement to restructure its reverse repurchase line with its remaining lender. The balance of this Restructured Financing was $188.7 million at December 31, 2008 and collateralized by loans held-for-sale within discontinued operations. The agreement removed all technical defaults from financial covenant noncompliance and any associated margin calls for the term of the agreement. The agreement calls for certain targets including a reduction of the borrowings balance to $100 million in 18 months (from September 2008) with an advance rate of no more than 65 percent of the outstanding principal balance and $50 million in 24 months with an advance rate of no more than 55 percent of the outstanding principal balance. By meeting these targets, the agreement term can extend to 30 months. At December 31, 2008, the advance rate was 79 percent. The agreement also calls for monthly principal paydowns of $750,000 for one month and $1.5 million thereafter until the earlier of the Company raising capital or the end of the agreement term. If the Company is successful in raising capital, approximately 10 percent of the gross proceeds will be required to be paid as an additional principal paydown and the monthly principal paydown would then be reduced to $750,000. The interest rate is LIBOR plus 325 basis points, and all cash collected from the securing mortgage loans is required to be paid to the lender. To the extent the cash collected from the collateral is not adequate to pay the interest expense due on the borrowings, interest expense would be paid to the lender from the Company's restricted cash account included in assets of discontinued operations or the Company's cash balances. Accomplishing the restructuring of this reverse repurchase line allows the Company to timely manage the remaining loans on the line for the eventual collection, refinance, sale or securitization without the risk of receiving margin calls. Upon an event of default, the

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Company is responsible for any shortfall if the value of the loans securing the financing is insufficient to repay the outstanding balance.

	For the year ended December 31,
	2008	2007
Maximum month-end outstanding balance during the year	$311,437	$2,325,844
Average balance outstanding for the year	228,988	1,326,013
Weighted average rate for period	4.31%	6.06%

Repurchase Reserve

           When the Company sells loans through whole loan sales it is required to make normal and customary representations and warranties about the loans to the purchaser. The Company's whole loan sale agreements generally require it to repurchase loans if the Company breaches a representation or warranty given to the loan purchaser. In addition, the Company may be required to repurchase loans as a result of borrower fraud or if a payment default occurs on a mortgage loan shortly after its sale. As of December 31, 2008 and 2007, the Company had a liability for losses on loans sold with representations and warranties totaling $13.9 million and $25.7 million, respectively, included in liabilities from discontinued operations in the accompanying consolidated balance sheets.

Geographic Concentration

           The aggregate unpaid principal balance of loans in the Company's long-term mortgage portfolio secured by properties in California was $8.0 billion or 52 percent at December 31, 2008.

Note M—Derivative Instruments

           The Company's primary objective is to limit exposure to the variability in future cash flows attributable to the variability of one-month LIBOR, which is the underlying index of adjustable rate securitized mortgages. To mitigate exposure to the effect of changing interest rates, the Company purchased derivative instruments primarily in the form of swaps and, to a lesser extent, caps and floors.

           As of December 31, 2008, the net derivative liability included in the securitization trusts was $273.5 million, as compared to $120.4 million at December 31, 2007. The derivative values are based on the net cash receipts or payments expected to be received or paid by the bankruptcy remote trusts. The value of the derivatives fluctuates with changes in the future expectation of LIBOR, in addition to cash receipts or payments.

           On September 15, 2008, Lehman Brothers Holdings Inc. ("LBHI") filed a petition for protection under Chapter 11 of the U.S. Bankruptcy Code. As of that date, LBHI, through affiliated companies, was an interest rate swap counterparty to several of the Company's CMO and REMIC securitizations. At December 31, 2008, the estimated fair value of derivatives with LBHI, through its affiliated companies was $107.2 million and is included in derivative liabilities in the accompanying consolidated balance sheet. As the related securitization trusts are non-recourse to the Company, the Company is not required to replace or otherwise settle any derivative positions affected by counterparty default within the consolidated trusts.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Note N—Reconciliation of Earnings Per Share

           The following table presents the computation of basic and diluted net earnings per share, including the dilutive effect of stock options and cumulative redeemable preferred stock outstanding for the periods indicated:

	For the year ended December 31,
	2008	2007	2006
Numerator for basic earnings per share:
Net earnings (loss) from continuing operations	$4,769	$(1,653,712)	$8,048
Net loss from discontinued operations	(49,492)	(393,378)	(83,321)
Less: Cash dividends on cumulative redeemable preferred stock	(11,165)	(14,886)	(14,698)

Net loss attributable to common stockholders	$(55,888)	$(2,061,976)	$(89,971)

Denominator for basic earnings per share:
Basic weighted average number of common shares outstanding during the period	7,610	7,610	7,611

Denominator for diluted earnings per share:
Diluted weighted average number of common shares outstanding during the period	7,610	7,610	7,611
Net effect of dilutive stock options	-	-	-

Diluted weighted average common shares	7,610	7,610	7,611

Net loss per common share – Basic:
Loss from continuing operations	$(0.84)	$(219.28)	$(0.87)
Loss from discontinued operations	(6.50)	(51.69)	(10.95)

Net loss per share	$(7.34)	$(270.97)	$(11.82)

Net loss per common share – Diluted:
Loss from continuing operations	$(0.84)	$(219.28)	$(0.87)
Loss from discontinued operations	(6.50)	(51.69)	(10.95)

Net loss per share	$(7.34)	$(270.97)	$(11.82)

Net loss per share attributable to common shareholders	$(7.34)	$(270.97)	$(11.82)

           The anti-dilutive stock options outstanding for the periods ending December 31, 2008, 2007 and 2006 were 1.1 million, 594 thousand, and 705 thousand shares, respectively.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Note O—Quarterly Financial Data (unaudited)

           Selected quarterly financial data for 2008 is as follows:

	For the Three Months Ended,
	December 31,	September 30,	June 30,	March 31,
Interest income	$399,717	$397,445	$407,855	$271,955
Interest expense	400,603	394,431	403,599	264,606

Net interest (expense) income	(886)	3,014	4,256	7,349
Total non-interest income	40,727	11,473	(10,748)	992
Total non-interest expense	7,742	7,333	7,745	6,318
Income tax expense	8,289	5,253	2,202	6,526

Net earnings (loss) from continuing operations	23,810	1,901	(16,439)	(4,503)
Net (loss) earnings from discontinued operations, net	(21,011)	(18,121)	(11,048)	688

Net earnings (loss) from continuing operations	$2,799	$(16,220)	$(27,487)	$(3,815)

Net earnings (loss) per common share – Diluted:
Earnings (loss) from continuing operations	$3.13	$(0.24)	$(2.65)	$(1.08)

(Loss) earnings from discontinued operations	$(2.76)	$(2.38)	$(1.45)	$0.09

Net earnings (loss) per share	$0.37	$(2.62)	$(4.10)	$(0.99)

Dividends declared per common share	$-	$-	$-	$-

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           Selected quarterly financial data for 2007 is as follows:

	For the Three Months Ended,
	December 31,	September 30,	June 30,	March 31,
Interest income	$293,624	$310,006	$316,443	$304,748
Interest expense	275,638	298,003	308,569	296,805

Net interest income	17,986	12,003	7,874	7,943
Provision for loan losses	410,268	789,445	161,163	29,132

Net interest expense after provision for loan losses	(392,282)	(777,442)	(153,289)	(21,189)
Total non-interest income	(135,511)	(182,243)	70,804	(22,603)
Total non-interest expense	5,971	6,701	6,071	6,353
Income tax expense	2,848	3,056	4,969	3,988

Net loss from continuing operations	(536,612)	(969,442)	(93,525)	(54,133)
Net loss from discontinued operations, net	(45,028)	(221,793)	(59,022)	(67,535)

Net loss	$(581,640)	$(1,191,235)	$(152,547)	$(121,668)

Net loss per common share – Diluted:
Net loss from continuing operations	$(71.00)	$(127.90)	$(12.78)	$(7.60)

Net loss from discontinued operations	$(5.91)	$(29.15)	$(7.75)	$(8.88)

Net loss per share	$(76.92)	$(157.04)	$(20.53)	$(16.48)

Dividends declared per common share	$-	$-	$-	$3.50

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

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Note P—Securitized Mortgage Collateral and Loans Held-for-Investment

           The following table presents the activity included in securitized mortgage collateral and loans held-for-investment on the consolidated balance sheets for the years presented.

	For the year ended December 31,
	2008	2007	2006
Beginning Balance	$17,620,160	$20,938,395	$24,654,360
Additions:
Loans retained and originated	-	3,225,717	5,810,208
Additions of premiums	-	102,558	84,978

Total additions	-	3,328,275	5,895,186
Deductions:
Fair value adjustment upon adoption of SFAS 159	(1,004,460)
Changes in fair value during the period	(7,419,747)	-	-
Principal paydowns	(2,586,812)	(5,660,651)	(9,230,570)
Loans transferred to mortgages held-for-sale	-	(27,040)	-
Amortization of premiums	-	(123,934)	(192,570)
Transfers to real estate owned	(713,974)	(834,885)	(188,011)

Total deductions	(11,724,993)	(6,646,510)	(9,611,151)

Ending Balance	$5,895,167	$17,620,160	$20,938,395

Accrued interest	-	99,686	107,913
Allowance for loan losses	-	(1,186,396)	(77,684)

Total securitized mortgage collateral and loans held for investment	$5,895,167	$16,533,450	$20,968,624

Note Q—Redeemable Preferred Stock

           As of December 31, 2008 and 2007, the Company had 2.0 million shares of Series B Cumulative Redeemable Preferred Stock (Series B Preferred Stock) outstanding. The shares have a liquidation value of $25.00 per share and pay an annual coupon of 9.375 percent. The non-voting shares are redeemable at the Company's option, in whole or in part, on or after May 28, 2009 except in limited circumstances to preserve the Company's REIT status. The Company has the ability to defer the dividend on the Series B Preferred Stock for a period not to exceed six quarters.

           As of December 31, 2008 and 2007, the Company had 4.5 million shares of Series C Cumulative Redeemable Preferred Stock (Series C Preferred Stock) outstanding. The shares have a liquidation value of $25.00 per share and pay an annual coupon of 9.125 percent. The non-voting shares are redeemable at the Company's option, in whole or in part, on or after November 23, 2009 except in limited circumstances to preserve the Company's REIT status. The Company has the ability to defer the dividend on the Series C Preferred Stock for a period not to exceed six quarters.

           In December 2008, the Company deferred payment of its fourth quarter 2008 dividends on the Company's Series B Preferred Stock and Series C Preferred Stock. As a result of this announcement, unpaid dividends on the Series B Preferred Stock and Series C Preferred Stock totaled $1.2 million and $2.5 million, respectively. Until such time as all cumulative dividends on the preferred stock are paid, the Company may not pay dividends on, nor redeem, repurchase or make any distribution on, shares of its common stock. If the Company does not pay dividends on its preferred stock for six or more quarterly periods (whether or not consecutive), preferred

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

stockholders will be entitled to elect two additional directors to the Company's Board of Directors to serve until all dividends are paid.

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

           The following table shows the Trust Preferred Securities issued as of December 31, 2008:

	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Optional Redemption Date
Impac Capital Trust # 1 (1)	25,000	780	$25,780	04/30/35	4/30/2010(5)
Impac Capital Trust # 2 (2)	25,000	774	25,774	04/30/35	4/30/2010(6)
Impac Capital Trust # 3 (3)	26,250	820	27,070	06/30/35	6/30/2010(5)
Impac Capital Trust # 4 (4)	12,000	620	12,620	07/30/35	7/30/2010(5)

Sub-total	88,250	2,994	91,244

Fair value adjustment			(75,841)

Total			$15,403

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

           During an Extension Period, interest on the Trust Preferred Securities will bear additional interest at a rate equal to the coupon rate on the respective security. Unless the Company again elects to defer interest payments, the Company is required to pay all accrued interest together with the additional interest at the next payment date. Furthermore, during the time that the Company defers interest payments, it may not, with limited exceptions, pay dividends on or redeem or purchase its capital stock nor make any payments on outstanding debt obligations that rank equally with or junior to the trust preferred obligations and, in some cases, it may not allow subsidiaries to pay dividends.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           If an event of default occurs (such as a payment default that is outstanding for 30 days, a default in performance, a breach of any covenant or representation, bankruptcy or insolvency of the Company or liquidation or dissolution of the Trust) either the trustee of the Notes or the holders of at least 25 percent of the aggregate principal amount of the outstanding Notes may declare the principal amount of, and all accrued interest on, all the Notes to be due and payable immediately, or if the holders of the Notes fail to make such declaration, the holders of at least 25 percent in aggregate liquidation amount of the Trust Preferred Securities outstanding shall have a right to make such declaration.

           In December 2008, the Company deferred interest on Impac Capital Trusts #1, #2 and #4 securities due January 30, 2009, and interest on Impac Capital Trust #3 securities due December 30, 2008.

           In December 2008, the Company fully satisfied $8.0 million in outstanding Trust Preferred Securities of Impac Capital Trust #4 for $1.2 million and is in the process of canceling the securities. Under the terms of the agreement, to the extent the Company settles additional amounts of its outstanding Trust Preferred Securities prior to January 2010 at per share values in excess of the per share amount of this agreement, the Company will be required to pay additional amounts representing the incremental increase in the per share amounts.

           In January 2009, the Company fully satisfied $25.0 million in outstanding Trust Preferred Securities of Impac Capital Trust #2 for $3.75 million.

           In January 2009, the Company agreed to restructure, which is subject to definitive agreements, $51.3 million in Trust Preferred Securities of Impac Capital Trusts #1 and #3. Under the terms of the restructuring, the interest rates are reduced to 2 percent through 2013 and increase 1 percent per year through 2017. Starting in 2018, the interest rates become variable at 3-month LIBOR plus 375 basis points. In connection with the restructuring, the Company paid 2 percent interest on each of Impac Capital Trusts #1 and #3 for the January 2009 and December 2008 interest payments, respectively.

           The Company deferred interest on the remaining $12.0 million in trust preferred securities of $257 thousand at December 31, 2008. At the end of the deferral period (five years) the Company must pay all deferred and accrued interest amounts or the securities become due.

Note S—Discontinued Operations

           During 2007, the Company announced plans to exit substantially all of its mortgage, commercial, retail, and warehouse lending operations. Consequently, the amounts related to these operations are presented as discontinued operations in the Company's consolidated statements of operations and comprehensive loss and its consolidated statements of cash flows, and the asset groups to be exited are reported as assets and liabilities of discontinued operations in its consolidated balance sheets for the periods presented.

           In 2007, assets with fair values that were being utilized in continuing operations were transferred from discontinued operations and amounted to $4.0 million. During the year ended December 31, 2007, discontinued operations of the Company incurred impairment charges in the amount of $27.8 million.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           The following tables present the discontinued operations' condensed balance sheets for the periods ended December 31, 2008 and 2007;

	Discontinued Operations as of December 31,
	2008	2007
Balance Sheet Items:
Cash and cash equivalents	$13	$2,075
Restricted cash	19,832	18,303
Loans held-for-sale	107,769	279,659
Finance receivables	-	12,458
Allowance for loan losses	-	(8,195)
Other assets	13,439	48,950
Total assets	141,053	353,250
Total liabilities	217,241	405,341
Total stockholders' deficit	$(76,188)	$(52,091)

           The following table presents discontinued operations condensed statement of operations for the years ended December 31, 2008, 2007 and 2006.

	Discontinued Operations for the year ended December 31,
	2008	2007	2006
Income Statement Items:
Net interest income	$2,499	$16,932	$27,505
Provision for loan losses	-	(5,489)	(4,187)
Realized gain from derivative instruments	-	1,181	478
Change in fair value of derivative instruments	6	(6,591)	(2,557)
Other non-interest (expense) income	(28,393)	(271,837)	203
Non-interest expense and income taxes	(23,604)	(127,574)	(104,763)

Net loss	$(49,492)	$(393,378)	$(83,321)

Note T—Subsequent Events

           As discussed in Note R—Trust Preferred Securities, in January 2009, the Company fully satisfied $25.0 million and agreed to restructure $51.3 million of trust preferred securities, respectively.