Form 10-Q
period 2009-03-31
IMPAC MORTGAGE HOLDINGS INC
filed 2009-05-11
CIK 1000298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes ☐ No ☒

There were 7,618,146 shares of common stock outstanding as of May 8, 2009.

IMPAC MORTGAGE HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Cash and cash equivalents	$38,313	$46,215
Restricted cash	1,247	1,243
Short-term investments	5,041	—
Trust assets
Investment securities available-for-sale	1,322	2,068
Securitized mortgage collateral	5,505,729	5,894,424
Derivative assets	37	37
Real estate owned (REO)	440,916	599,084
Total trust assets	5,948,004	6,495,613

Assets of discontinued operations	137,947	141,053
Other assets	29,114	31,393
Total assets	$6,159,666	$6,715,517

LIABILITIES
Trust liabilities
Securitized mortgage borrowings	$5,691,028	$6,193,984
Derivative liabilities	232,357	273,584
Total trust liabilities	5,923,385	6,467,568

Trust preferred securities	11,090	15,403
Liabilities of discontinued operations	209,865	217,241
Other liabilities	6,321	6,053
Total liabilities	6,150,661	6,706,265

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Series-A junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none issued and outstanding	—	—
Series-B 9.375% cumulative redeemable preferred stock, $0.01 par value; liquidation value $50,000; 2,000,000 shares authorized, issued and outstanding	20	20
Series-C 9.125% cumulative redeemable preferred stock, $0.01 par value; liquidation value $111,765; 5,500,000 shares authorized; 4,470,600 shares issued and outstanding as of March 31, 2009 and December 31, 2008.	45	45
Common stock, $0.01 par value; 200,000,000 shares authorized; 7,618,146 shares issued and outstanding as of March 31, 2009 and December 31, 2008	76	76
Additional paid-in capital	1,178,569	1,177,697
Net accumulated deficit:
Cumulative dividends declared	(815,077)	(815,077)
Retained deficit	(354,628)	(353,509)
Net accumulated deficit	(1,169,705)	(1,168,586)
Total stockholders’ equity	9,005	9,252
Total liabilities and stockholders’ equity	$6,159,666	$6,715,517

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	For the Three Months
	Ended March 31,
	2009	2008

INTEREST INCOME	$712,649	$271,955

INTEREST EXPENSE	709,007	264,606

Net interest income	3,642	7,349

NON-INTEREST INCOME:
Change in fair value of net trust assets, excluding REO	132,930	3,528
Losses from real estate owned	(128,201)	(4,256)
Non-interest income- net trust assets	4,729	(728)
Change in fair value of trust preferred securities	12	(4,023)
Real estate advisory fees	—	3,845
Other	5,508	1,898
Total non-interest income	10,249	992

NON-INTEREST EXPENSE:
General and administrative	4,339	3,988
Personnel expense	6,278	2,330
Total non-interest expense	10,617	6,318
Net earnings from continuing operations before income taxes	3,274	2,023
Income tax expense from continuing operations	1,998	6,526
Net earnings (loss) from continuing operations	1,276	(4,503)
Net (loss) earnings from discontinued operations, net of tax	(2,395)	688
Net loss	(1,119)	(3,815)
Cash dividends on cumulative redeemable preferred stock	—	(3,722)
Net loss attributable to common stockholders	$(1,119)	$(7,537)

Net loss per common share - basic and diluted:
Earnings (loss) from continuing operations	$0.17	$(1.08)
(Loss) earnings from discontinued operations	(0.32)	0.09
Net loss per share	$(0.15)	$(0.99)

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Three Months
	Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss) from continuing operations	$1,276	$(4,503)

Losses from real estate owned	128,201	4,256
Amortization and impairment of deferred charge	1,998	6,526
Amortization and impairment of mortgage servicing rights	—	647
Change in fair value of net trust assets, excluding REO	(190,793)	(29,430)
Change in fair value of trust preferred securities	(12)	4,023
Accretion of interest income and expense	197,003	101,224
Stock-based compensation	779	197
Net cash (used in) provided by operating activities of discontinued operations	(2,773)	88,984
Net change in other assets and liabilities	(12,716)	(24,034)
Net cash provided by operating activities	122,963	147,890

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in securitized mortgage collateral	197,532	612,291
Net change in mortgages held-for-investment	390	15
Purchase of premises and equipment	(194)	—
Purchase of short-term investments	(5,041)	—
Net principal change on investment securities available-for-sale	1,746	538
Proceeds from the sale of real estate owned	161,332	74,961
Net cash provided by investing activities of discontinued operations	2,657	7,040
Net cash provided by investing activities	358,422	694,845

CASH FLOWS FROM FINANCING ACTIVITIES:
Settlement of trust preferred securities	(3,750)	—
Repayment of securitized mortgage borrowings	(479,081)	(739,536)
Preferred stock dividends paid	—	(3,722)
Net cash used in financing activities of discontinued operations	(6,209)	(92,942)
Net cash used in financing activities	(489,040)	(836,200)

Net change in cash and cash equivalents	(7,655)	6,535
Cash and cash equivalents at beginning of period	46,228	26,462
Cash and cash equivalents at end of period - Continuing Operations	38,313	32,901
Cash and cash equivalents at end of period - Discontinued Operations	260	96
Cash and cash equivalents at end of period	$38,573	$32,997

NON-CASH TRANSACTIONS (Continuing and Discontinued Operations):
Transfer of loans held-for-sale and held-for-investment to real estate owned	$3,821	$—
Transfer of securitized mortgage collateral to real estate owned	118,851	209,801

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

In the first quarter of 2009, the Company created a new subsidiary, Integrated Real Estate Service Corporation (IRES), which will include mortgage and real estate related fee-based businesses.

The Company’s operations include its continuing and discontinued operations.  The continuing operations primarily include the long-term mortgage portfolio (residual interests in securitizations reflected as net trust assets and liabilities in the consolidated balance sheets), and to a lesser extent includes the mortgage and real estate related fee-based businesses.  The discontinued operations include the former non-conforming mortgage and retail operations conducted by IFC, commercial operations conducted by ICCC, and warehouse lending operations conducted by IWLG.

During the first quarter of 2009, the Company revoked its election to be taxed as a REIT, effective January 1, 2009.  As a result of revoking this election, the Company will be subject to income taxes as a regular corporation. As of December 31, 2008, the Company had federal and California net operating loss carryforwards of $406.8 million and $532.2 million, respectively.

The information contained throughout this document is presented on a continuing basis, unless otherwise stated.

Financial Statement Presentation

The accompanying unaudited consolidated financial statements of IMH and its subsidiaries (as defined above) have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  These interim period condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the United States Securities and Exchange Commission (SEC).

All significant inter-company balances and transactions have been eliminated in consolidation. In addition, certain amounts in the prior periods’ consolidated financial statements have been reclassified to conform to the current year presentation.

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these consolidated financial statements in conformity with GAAP.  The items affected by management’s estimates and assumptions include the valuation of trust assets and liabilities, the valuation of repurchase liabilities related to sold loans, the valuation of trust preferred securities, and the valuation of loans held-for-sale.  Actual results could differ from those estimates.

Market Conditions and Status of Operations

During the first quarter of 2009, the Company continues to be significantly and negatively affected by the deteriorating real estate market and the weak economic environment. These factors have led to continued deterioration in the quality of the Company’s long-term mortgage portfolio, as evidenced by the continued increases in delinquencies, foreclosures and credit losses. Existing conditions are unprecedented and inherently involve significant risks and uncertainty to the Company.  The current market conditions have led to fewer sources of liquidity available to the Company to operate its business.  These conditions continue to adversely affect the performance of the Company’s long-term mortgage portfolio, including significant losses on real estate owned.

During the quarter, the Company has initiated various mortgage and real estate related fee-based businesses, including loan modifications, real estate disposition, monitoring and surveillance services, real estate brokerage and lending services and escrow services, and has begun to generate revenues from these businesses.  However, since these businesses are newly formed, there remains uncertainty about their future success.

In January 2009, the Company fully satisfied $25.0 million in outstanding trust preferred securities of Impac Capital Trust #2 for $3.75 million.

In May 2009, the Company exchanged an aggregate of $51.3 million in trust preferred securities of Impac Capital Trusts #1 and #3 for junior subordinated notes with an aggregate principal balance of $62.0 million, with a maturity date in March 2034. Under the terms of the exchange, the interest rates for each note are reduced from 8.01 percent to 2.00 percent through 2013 and increase 1.00 percent per year through 2017. Starting in 2018, the interest rates become variable at 3-month LIBOR plus 375 basis points. In connection with the exchange, the Company paid a fee of $0.5 million.

In March 2009, the Company announced that it will continue to defer interest payments on its remaining $12.0 million in trust preferred securities of Impac Capital Trust #4. At March 31, 2009, interest that has been deferred and unpaid related to these trust preferred securities was $0.4 million.  The Company has the right to defer payments of interest for a period of up to 20 consecutive quarterly interest payment periods for Impac Capital Trust #4.  During the deferral period, interest on the trust preferred securities will bear additional interest at a rate equal to the coupon rate on the respective security. Unless the Company again elects to defer interest payments, the Company is required to pay all accrued interest together with the additional interest at the next payment date.

In March 2009, the Company announced that it will not be paying dividends for the quarter ended March 31, 2009 on the Company’s 9.375% Series B Cumulative Redeemable Preferred Stock and 9.125% Series C Cumulative Redeemable Preferred Stock.  The Company has no present intentions to pay dividends on the Series B and Series C Preferred Stock, however, unpaid dividends on the preferred stock will accumulate. Until such time as all cumulative dividends on the preferred stock are paid, the Company may not pay dividends on, nor redeem, repurchase or make any distribution on, shares of its common stock. At March 31, 2009 cumulative unpaid dividends on preferred stock totaled $7.4 million.  If the Company does not pay dividends on its preferred stock for six or more quarterly periods (whether or not consecutive), preferred stockholders will be entitled to elect two additional directors to the Company’s Board of Directors to serve until the Company is current on all dividends.

2.              Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Effective January 1, 2009, the Company adopted EITF No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement” (EITF 08-5). EITF 08-5 addresses whether issuer’s of liabilities should consider the effect of the third-party credit enhancement when measuring the liability at fair value under FASB Statement No. 157 “Fair Value Measurements” (SFAS 157). EITF 08-5 requires that the issuer of a liability with a third-party credit enhancement that is inseparable from the liability shall not include the effect of the credit enhancement in the fair value measurement of the liability. The guidance in EITF 08-5 is effective in the first reporting period beginning on or after December 15, 2008, with the effect of initially applying its guidance being included in the change in fair value in the period of adoption. The adoption of EITF 08-5 did not have a significant impact on the Company’s consolidated financial statements.

Effective, January 1, 2009, application of SFAS 157 to nonfinancial assets and liabilities is required.  As a result of the adoption of SFAS 157 for nonfinancial assets and liabilities, the Company has included additional disclosures as of and for the three months ended March 31, 2009 for nonrecurring fair value measurements related to its nonfinancial assets and liabilities.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued three statements of position (FSP) related to fair value measurements:

•                  FSP No. FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4)

•                  FSP No. FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1)

•                  FAS No. FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2)

FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of market activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.  This FSP emphasizes that even if there has been a significant decrease in the volume and level of market activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The Company is in the process of determining the impact adopting FSP 157-4 will have on its consolidated financial statements.

FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods.  FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a significant effect on its consolidated financial statements.

FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. For debt securities, the statement requires that an entity assess whether it (a) has the intent to sell the debt security or (b) more likely than not will be required to sell the debt security before its anticipated recovery.  If either of these conditions is met, the Company would be required to recognize other-than-temporary impairment. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company does not expect the adoption of FSP FAS 115-2 and FAS 124-2 to have a significant effect on its consolidated financial statements.

In April 2008, the FASB voted to eliminate QSPEs from the guidance in FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (SFAS 140). While the revised standard has not been finalized and the FASB’s proposals will be subject to a public comment period, this change may have a significant impact on the Company’s consolidated financial statements as it may lose sales treatment for assets previously sold to QSPEs, as well as for future sales. An effective date for any proposed revisions has not been determined by the FASB.  As of March 31, 2009, the current principal balance of QSPEs to which the Company, acting as principal, has transferred assets and received sales treatment were $643.2 million. The Company’s investment in these QSPE’s consists of residual interests accounted for as investment securities available-for-sale in its consolidated balance sheets. The Company is still evaluating the impact of this potential change.

In connection with the aforementioned proposed changes to SFAS 140, the FASB also is proposing three key changes to the consolidation model in FASB Interpretation No 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46R).  First, the FASB has proposed to include former QSPEs in the scope of FIN 46R. In addition, the FASB supports amending FIN 46R to change the method of analyzing which party to a VIE should consolidate the VIE to a primarily qualitative determination of control instead of today’s risks and rewards model. Finally, the proposed amendment is expected to require all VIEs and their primary beneficiaries to be reevaluated quarterly. The previous rules required reconsideration only when specified reconsideration events occurred. As of March 31, 2009, the only significant unconsolidated VIEs are the QSPE’s described in the preceding paragraph.

3.              Legal Proceedings

The Company is party to litigation and claims which are normal in the course of our operations.

In the matter of Sheldon Pittleman v. Impac Mortgage Holdings, Inc. et al filed in the United States district Court, Central district California against IMH and several of its senior officers a Third Amended Complaint was filed. A motion to dismiss was filed by the defendants on December 15, 2008. On March 10, 2009, the court sustained the defendants’ motion to dismiss without leave to amend.  The Plaintiffs have filed a Notice of Appeal of the Order Granting the Motion to Dismiss With Prejudice and the Judgment thereon on April 7, 2009.

Please refer to IMH’s report on Form 10-K for the year ended December 31, 2008 for a description of other litigation and claims.

We believe that we have meritorious defenses to the above claims and intend to defend these claims vigorously and as such the Company believes the final outcome of such matters will not have a material adverse effect on our financial condition or results of operations. Nevertheless, litigation is uncertain and we may not prevail in the lawsuits and can express no opinion as to their ultimate resolution. An adverse judgment in any of these matters could have a material adverse effect on us.

4.              Income Taxes and Deferred Charge

During the first quarter of 2009, the Company revoked its election to be taxed as a REIT, effective January 1, 2009.  As a result of revoking this election, the Company will be subject to income taxes as a regular corporation.

Prior to January 1, 2009, the Company operated as a REIT under the requirements of the Internal Revenue Code. Requirements for qualification as a REIT included various restrictions on ownership of IMH’s stock, requirements concerning distribution of taxable income and certain restrictions on the nature of assets and sources of income.

As of December 31, 2008, the Company had federal and California net operating loss carryforwards of $406.8 million and $532.2 million, respectively.  As of December 31, 2008, the Company’s taxable REIT subsidiary had an estimated federal net operating loss tax carryforward of $295.1 million. The federal net operating loss carryforward of the Company’s taxable REIT subsidiary, utilization of which may be limited to the Company’s taxable REIT subsidiary, begins to expire in the year 2027. As of December 31, 2008, the Company and the Company’s taxable REIT subsidiary had  net deferred tax assets of approximately $547.9 million and $100.0 million, respectively. The Company recorded a full valuation allowance against the net deferred tax assets as it believes it is more likely than not that the net deferred tax assets will not be recoverable.

In accordance with Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” the Company records a deferred charge representing the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH in prior years. The deferred charge is included in other assets in the accompanying consolidated balance sheets and is amortized as a component of income tax expense in the accompanying consolidated statements of operations over the estimated life of the mortgages retained in the securitized mortgage collateral. The Company recorded a tax expense of $2.0 million and $6.5 million for the three months ended March 31, 2009 and 2008, respectively. The tax expense is the result of the amount of the deferred charge amortized and/or impaired resulting from credit losses, which does not result in any tax liability required to be paid.

Note B—Fair Value of Financial Instruments

The use of fair value to measure the Company’s financial instruments is fundamental to its consolidated financial statements and is a critical accounting estimate because a substantial portion of its assets and liabilities are recorded at estimated fair value.

The application of fair value estimates may be on a recurring or non-recurring basis depending on the accounting principles applicable to the specific asset or liability or whether management has elected to carry the item at its estimated fair value.

The following tables present, the Company’s assets and liabilities that are measured at fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option at March 31, 2009 and December 31, 2008, based on the fair value hierarchy of SFAS 157:

	Recurring Fair Value Measurements
	As of March 31, 2009
	Level 1	Level 2	Level 3
Assets
Investment securities available-for-sale	$—	$—	$1,322
Securitized mortgage collateral	—	—	5,505,729
Total assets at fair value	$—	$—	$5,507,051

Liabilities
Securitized mortgage borrowings	$—	$—	$5,691,028
Derivative liabilities, net (1)	—	—	232,320
Trust preferred securities	—	—	11,090
Total liabilities at fair value	$—	$—	$5,934,438

(1)        Derivative liabilities, net includes $37 thousand in derivative assets and $232.4 million in derivative liabilities, included within trust assets and trust liabilities, respectively.

	Recurring Fair Value Measurements
	As of December 31, 2008
	Level 1	Level 2	Level 3
Assets
Investment securities available-for-sale	$—	$—	$2,068
Securitized mortgage collateral	—	—	5,894,424
Total assets at fair value	$—	$—	$5,896,492

Liabilities
Securitized mortgage borrowings	$—	$—	$6,193,984
Derivative liabilities, net (1)	—	—	273,547
Trust preferred securities	—	—	15,403
Total liabilities at fair value	$—	$—	$6,482,934

(1)        Derivative liabilities, net includes $37 thousand in derivative assets and $273.6 million in derivative liabilities, included within trust assets and trust liabilities, respectively.

Level 3 assets and liabilities were 100 percent of total assets at fair value and total liabilities at fair value at March 31, 2009 and December 31, 2008, respectively.

The following tables present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2009 and 2008:

	Level 3 Recurring Fair Value Measurements
	For the quarter ended March 31, 2009
	Investment securities available-for- sale	Securitized mortgage collateral	Securitized mortgage borrowings	Derivative liabilities, net	Trust preferred securities
Fair value, December 31, 2008	$2,068	$5,894,424	$(6,193,984)	$(273,547)	$(15,403)
Total gains (losses) included in earnings:
Interest income	95	476,709	—	—	—
Interest expense	—	—	(673,807)	—	—
Change in fair value of net trust assets, excluding REO	905	(549,021)	697,203	(16,157)	—
Change in fair value of trust preferred securities	—	—	—	—	12
Total gains (losses) included in earnings	1,000	(72,312)	23,396	(16,157)	12
Transfers in and/or out of Level 3	—	—	—	—	—
Purchases, issuances and settlements	(1,746)	(316,383)	479,560	57,384	4,301
Fair value, March 31, 2009	$1,322	$5,505,729	$(5,691,028)	$(232,320)	$(11,090)

Unrealized (losses) gains still held (1)	$(897)	$(8,100,780)	$9,256,884	$(235,173)	$54,380

(1)          Represents the amount of unrealized (losses) gains relating to assets and liabilities classified as Level 3 that are still held at March 31, 2009.

	Level 3 Recurring Fair Value Measurements
	For the quarter ended March 31, 2008
	Investment securities available-for- sale	Securitized mortgage collateral	Securitized mortgage borrowings	Trust preferred securities
Fair value, January 1, 2008	$15,248	$782,574	$(767,704)	$(40,952)
Total gains (losses) included in earnings:
Interest income	200	(88)	—	—
Interest expense	—	—	(8,901)	(154)
Change in fair value of net trust assets, excluding REO	(4,290)	(248,982)	287,104	—
Change in fair value of trust preferred securities	—	—	—	(4,023)
Total gains (losses) included in earnings	(4,090)	(249,070)	278,203	(4,177)
Transfers in and/or out of Level 3 (1)	—	526,469	(562,467)	—
Purchases, issuances and settlements	(537)	(93,015)	53,573	—
Fair value, March 31, 2008	$10,621	$966,958	$(998,395)	$(45,129)

Unrealized (losses) gains still held (2)	$(2,461)	$(386,800)	$419,861	$54,115

(1)          Transfers in and/or out of Level 3 are reflected using values as of the beginning of the period.

(2)          Represents the amount of unrealized (losses) gains relating to assets and liabilities classified as Level 3 that are still held at March 31, 2008.

Based on the lack of observable market data resulting from inactive markets, recurring fair value measurements designated as Level 3 have increased significantly at March 31, 2009 compared to March 31, 2008, resulting from transfers from Level 2 to Level 3 during 2008.

FASB Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) permits fair value accounting to be elected for certain assets and liabilities on an individual contract basis at the time of acquisition or under certain other circumstances referred to as “remeasurement event dates.” For those items for which fair value accounting is elected, changes in fair value will be recognized in earnings, and fees and costs associated with the origination or acquisition of such items will be recognized as incurred rather than deferred. In addition, SFAS 159 allows application of the Statement’s provisions to eligible items existing at the effective date, and management has elected to apply SFAS 159 to certain of those items as discussed below.

The following is a description of the measurement techniques for items recorded at fair value on a recurring basis and a non-recurring basis.

Recurring basis

Investment securities available-for-sale — The Company elected to carry all of its investment securities available-for-sale at fair value. The investment securities consist primarily of non-investment grade mortgage-backed securities. The fair value of the investment securities are measured based upon the Company’s expectation of inputs that other market participants would use. Such assumptions include judgments about the underlying collateral, prepayment speeds, credit losses, forward interest rates and certain other factors. Given the market disruption and lack of observable market data as of March 31, 2009 and December 31, 2008, the fair value of the investment securities available-for-sale were measured using significant internal expectations of market participants’ assumptions.

Securitized mortgage collateral — The Company elected to carry all of its securitized mortgage collateral at fair value. These assets consist primarily of non-conforming mortgage loans securitized between 2002 and 2007. Fair value measurements are based on the Company’s estimated cash flow models, non-binding quoted prices for the underlying bonds and yield analysis. The Company’s assumptions include its expectations of inputs that other market participants would use in pricing these assets. These assumptions include judgments about the underlying collateral, prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors.  As of March 31, 2009, securitized mortgage collateral had an unpaid principal balance of $13.6 billion, compared to an estimated fair value of $5.5 billion. The aggregate unpaid principal balance exceeds the fair value by $8.1 billion at March 31, 2009.  As of March 31, 2009, the unpaid principal balance of loans 90 days or more past due was $3.0 billion compared to an estimated fair value of $1.0 billion. The aggregate unpaid principal balances of loans 90 days or more past due exceed the fair value by $2.0 billion at March 31, 2009.

Securitized mortgage borrowings — The Company elected to carry all of its securitized mortgage borrowings at fair value. These borrowings consist of individual tranches of bonds issued by securitization trusts and are primarily backed by non-conforming mortgage loans. Fair value measurements include the Company’s judgments about the underlying collateral assumptions such as prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors and are based upon non-binding quoted prices for the individual tranches of bonds, if available. As of March 31, 2009, securitized mortgage borrowings had an outstanding principal balance of $15.0 billion compared to an estimated fair value of $5.7 billion. The aggregate outstanding principal balance exceeds the fair value by $9.3 billion at March 31, 2009.

Trust preferred securities — The Company elected to carry all of its trust preferred securities at fair value. These securities were measured based upon an analysis prepared by the Company, which considered the Company’s own credit risk, including consideration of recent settlements with trust preferred debt holders, comparison to the terms and market prices of the Company’s preferred stock and  negotiations of revised terms of restructured trust preferred securities.  As of March 31, 2009, trust preferred securities had an  unpaid principal balance of $65.5 million compared to an estimated fair value of $11.1 million. The aggregate unpaid principal balance exceeds the fair value by $54.4 million at March 31, 2009.

Derivative assets and liabilities — For non-exchange traded contracts, fair value is based on the amounts that would be required to settle the positions with the related counterparties as of the valuation date. Valuations of derivative assets and liabilities are based on observable market inputs, if available. To the extent observable market inputs are not available, fair values measurements include the Company’s judgments about the future cash flows, forward interest rates and certain other factors, including counterparty risk. Additionally, these values also take into account the Company’s own credit standing, to the extent applicable, thus included in the valuation of the derivative instrument is the value of the net credit differential between the counterparties to the derivative contract.

The following tables present changes in fair value of recurring fair value measurements for the three months ended March 31, 2009 and 2008, respectively:

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Loss
	For the three months ended March 31, 2009
			Change in Fair Value of
	Interest Income (1)	Interest Expense (1)	Net Trust Assets		Trust Preferred Securities	Total

Investment securities available-for-sale	$95	$—	$905		$—	$1,000
Securitized mortgage collateral	476,709	—	(549,021)		—	(72,312)
Securitized mortgage borrowings	—	(673,807)	697,203		—	23,396
Derivative instruments	—	—	(16,157	)(2)	—	(16,157)
Trust preferred securities	—	—	—		12	12
Total	$476,804	$(673,807)	$132,930	(3)	$12	$(64,061)

(1)          Amounts represent interest income and interest expense accretion included in interest income and interest expense, respectively in the consolidated statement of operations.

(2)          Included in this amount is $41.7 million in changes in the fair value of derivative instruments, offset by $57.9 million in cash payments from the securitization trusts for the three months ended March 31, 2009.

(3)          For the three months ended March 31, 2009, change in the fair value of trust assets, excluding REO was $132.9 million.  Excluded from the ($190.8) million change in fair value of net trust assets, excluding REO, in the accompanying consolidated statement of cash flows is $57.9 million in cash payments from the securitization trusts related to the Company’s net derivative liabilities.

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Loss
	For the three months ended March 31, 2008
			Change in Fair Value of
	Interest Income (1)	Interest Expense (1)	Net Trust Assets		Trust Preferred Securities	Total

Investment securities available-for-sale	$200	$—	$(4,290)		$—	$(4,090)
Securitized mortgage collateral	(25,595)	—	(3,229,500)		—	(3,255,095)
Securitized mortgage borrowings	—	(75,675)	3,419,134		—	3,343,459
Derivative instruments	—	—	(181,816	)(2)	—	(181,816)
Trust preferred securities	—	(154)	—		(4,023)	(4,177)
Total	$(25,395)	$(75,829)	$3,528	(3)	$(4,023)	$(101,719)

(1)          Amounts represent interest income and interest expense accretion included in interest income and interest expense, respectively in the consolidated statement of operations.

(2)          Included in this amount is ($155.9) million in changes in the fair value of derivative instruments and $25.9 million in cash payments from the securitization trusts for the three months ended March 31, 2008.

(3)          For the three months ended March 31, 2008, change in the fair value of trust assets, excluding REO was $3.5 million.  Excluded from the $29.4 million change in fair value of net trust assets, excluding REO, in the accompanying consolidated statement of cash flows is $25.9 million in cash payments from the securitization trusts related to the Company’s net derivative liabilities.

In connection with the fair value accounting for investment securities available-for-sale and securitized mortgage collateral and borrowings, interest income and interest expense is recognized using effective yields, which are based, in part, on estimated fair values for these instruments.  As the market’s expectation of future credit losses has increased between periods, market participants have demanded higher yields, which have resulted in significant reductions in the fair values of these instruments.  These reductions in fair value have significantly increased the effective yields used for purposes of recognizing interest income and interest expense on these instruments.

The change in fair value of the asset and liabilities above, excluding derivative instruments, are primarily due to the changes in credit risk.  The change in fair value for derivative instruments is primarily due to the change in the forward LIBOR curve for the quarter.

 Non-recurring basis

The Company is required to measure certain assets and liabilities at fair value from time-to-time. These fair value measurements typically result from the application of specific accounting pronouncements under GAAP. The fair value measurements are considered non-recurring fair value measurements under SFAS 157.

Loans held-for-sale - Loans held-for-sale for which the fair value option was not elected are carried at lower of cost or market (LOCOM). When available, such measurements are based upon what secondary markets offer for portfolios with similar characteristics, and are considered Level 2 measurements. If market pricing is not available, such measurements are significantly impacted by the Company’s expectations of other market participants’ assumptions, and are considered Level 3 measurements. The Company utilizes internal pricing processes to estimate the fair value of loans held-for-sale, which is based on recent loan sales and estimates of the fair value of the underlying collateral. Loans held-for-sale, which are primarily included in assets of discontinued operations, are considered Level 3 fair value measurements at March 31, 2009 and December 31, 2008 based on the lack of observable market inputs.

Real estate owned - REO, which consists of residential real estate acquired in satisfaction of loans, is carried at net realizable value.  Upon foreclosure, REO is adjusted to the estimated fair value of the residential real estate less estimated selling and holding costs, offset by expected mortgage insurance proceeds to be received, if any.  Subsequently, REO is recorded at the lower of carrying value or estimated fair value less costs to sell.  Fair values of REO are generally based on appraisals or market prices, and considered Level 2 measurements at March 31, 2009 and December 31, 2008.

Lease liability — In connection with the discontinuation of our non-conforming mortgage, retail mortgage, warehouse lending and commercial operations, a significant amount of office space that was previously occupied is no longer being used by the Company. The Company has subleased a significant amount of this office space.  The Company has recorded a liability, included within discontinued operations, representing the fair value of the minimum lease payments over the remaining life of the lease, offset by the expected proceeds from sublet revenue related to this office space.  This liability is based on the present value techniques that incorporate the Company’s judgments about estimated sublet revenue and discount rates.  Therefore, this liability is considered a Level 3 measurement at March 31, 2009 and December 31, 2008.

The following tables present the fair values of those financial assets measured at fair value on a non-recurring basis at March 31, 2009 and December 31, 2008:

	Non-recurring Fair Value Measurements			Total Gains (Losses)
	As of March 31, 2009			For the Quarter Ended
	Level 1	Level 2	Level 3	March 31, 2009
Loans held-for-sale (1)	—	—	$101,830	$(72)
REO (2)	—	342,789	—	(85,658)
Lease liability (3)	—	—	(6,800)	58

(1)         Includes $0.4 million and $101.4 million of loans held-for-sale within continuing and discontinued operations, respectively at March 31, 2009.

(2)         Includes $336.8 million and $6.0 million in REO within continuing and discontinued operations, respectively at March 31, 2009.  For the quarter ended March 31, 2009, losses of $85.7 million related to additional impairment write-downs, included $84.3 million and $1.4 million within continuing and discontinued operations, respectively.

(3)         Amounts are included in discontinued operations.

	Non-recurring Fair Value Measurements			Total Losses
	As of December 31, 2008			For the Year Ended
	Level 1	Level 2	Level 3	December 31, 2008
Loans held-for-sale (1)	—	—	$108,223	$45,960

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

Note C— Stock Options

The fair value of options granted, which is amortized to expense over the option vesting period, is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions:

	Three Months
	Ended March 31,
	2009	2008
Risk-free interest rate	—	1.88% to 2.13%
Expected lives (in years)	—	3.25
Expected volatility (1)	—	87.3% - 89.9%
Expected dividend yield (2)	—	0.00%
Grant date fair value of share options	—	$7.14 - 7.76

(1)                     Expected volatilities are based on the historical volatility of the Company’s stock over the expected option life.

(2)                     Expected dividend yield is zero because a dividend on the common stock was not probable over the expected life of the options granted during the quarters ended March 31, 2009 and 2008.

There were no stock options granted during the three months ended March 31, 2009.

The following table summarizes activity, pricing and other information for the Company’s stock options for the three months ended March 31, 2009:

		Weighted-
		Average
	Number of	Exercise
	Shares	Price ($)
Options outstanding at January 1, 2009	1,140,186	$37.18
Options granted	—	—
Options exercised	—	—
Options forfeited / cancelled	(500)	12.00
Options outstanding at March 31, 2009	1,139,686	$37.19
Options exercisable at March 31, 2009	295,760	$86.96

As of March 31, 2009, there was approximately $3.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of 0.9 years.

Note D—Reconciliation of Earnings Per Share

The following table presents the computation of basic and diluted net earnings per share including the dilutive effect of stock options and cumulative redeemable preferred stock outstanding for the periods indicated:

	For the Three Months
	Ended March 31,
	2009	2008
Numerator for basic earnings per share:
Net earnings (loss) from continuing operations	$1,276	$(4,503)
Net (loss) earnings from discontinued operations	(2,395)	688
Less: Cash dividends on cumulative redeemable preferred stock	—	(3,722)
Net loss attributable to common stockholders	$(1,119)	$(7,537)
Denominator for basic earnings per share:
Basic weighted average number of common shares outstanding during the period	7,618	7,610
Denominator for diluted earnings per share:
Diluted weighted average number of common shares outstanding during the period	7,618	7,610
Net effect of dilutive stock options	—	—
Diluted weighted average common shares	7,618	7,610

Net loss per common share - basic and diluted:
Earnings (loss) from continuing operations	$0.17	$(1.08)
(Loss) earnings from discontinued operations	(0.32)	0.09
Net loss per share	$(0.15)	$(0.99)

For the three months ended March 31, 2009 and 2008, stock options to purchase 1.1 million and 1.3 million shares, respectively, were outstanding but not included in the above weighted average calculations because they were anti-dilutive.

Note E—Segment Reporting

The Company has two reporting segments, the continuing operations and discontinued operations.  The following tables present the selected financial data and operating results by reporting segments for the periods indicated:

	Continuing	Discontinued
	Operations	Operations	Consolidated
Balance Sheet Items as of March 31, 2009:
Securitized mortgage collateral	$5,505,729	$—	$5,505,729
Loans held-for-sale	361	101,469	101,830
Total assets	6,021,719	137,947	6,159,666
Total liabilities	5,940,796	209,865	6,150,661
Total stockholders’ equity (deficit)	80,923	(71,918)	9,005

Balance Sheet Items as of December 31, 2008:
Securitized mortgage collateral	$5,894,424	$—	$5,894,424
Loans held-for-sale	454	107,769	108,223
Total assets	6,574,464	141,053	6,715,517
Total liabilities	6,489,024	217,241	6,706,265
Total stockholders’ equity (deficit)	85,440	(76,188)	9,252

	Continuing	Discontinued
	Operations	Operations	Consolidated
Statement of Operations Items for the three months ended March 31, 2009:
Net interest income	$3,642	$(413)	$3,229
Non-interest income- net trust assets	4,729	—	4,729
Other non-interest income (expense)	5,520	(1,921)	3,599
Non-interest expense and income taxes	(12,615)	(61)	(12,676)
Net earnings (loss)	$1,276	$(2,395)	$(1,119)

Statement of Operations Items for the three months ended March 31, 2008:
Net interest income	$7,349	$1,671	$9,020
Non-interest income- net trust assets	(728)	—	(728)
Other non-interest income	1,720	9,333	11,053
Non-interest expense and income taxes	(12,844)	(10,316)	(23,160)
Net (loss) earnings	$(4,503)	$688	$(3,815)

Note F—Real Estate Owned (REO)

Real estate owned (REO), which consists of residential real estate acquired in satisfaction of loans, is carried at net realizable value, which includes the estimated fair value of the residential real estate less estimated selling and holding costs, offset by expected mortgage insurance proceeds to be received, if any. Adjustments to the loan carrying value required at the time of foreclosure affect the carrying amount of securitized mortgage collateral. Subsequent write-downs in the net realizable value of REO are included in losses from real estate owned in the consolidated statements of operations.

Activity for the Company’s REO consisted of the following:

	At March 31, 2009	At December 31, 2008
REO	$548,978	$635,285
Impairment (1)	(107,114)	(35,533)
Ending balance	$441,864	$599,752

REO inside trusts	$440,916	$599,084
REO outside trusts (2)	948	668
Total	$441,864	$599,752

(1)         Amount represents REO related to former on-balance sheet securitizations, which were collapsed as the result of the Company exercising its clean-up call options. This REO is included in other assets in the accompanying consolidated balance sheets.

(2)         Amount represents REO related to former on-balance sheet securitizations, which were collapsed as the result of the Company exercising its clean-up call options. This REO is included in other assets in the accompanying consolidated balance sheets.

Note G— Reverse Repurchase Financing (Discontinued Operations)

The Company’s reverse repurchase financing, included in discontinued operations, is secured by the Company’s loans held-for-sale with an unpaid principal balance of $203.3, restricted cash of $20.8 million and certain REOs.  The following table presents the outstanding balance of the Company’s Restructured Financing as of the dates indicated:

	Discontinued Operations
	as of March 31,	as of December 31,
	2009	2008

Reverse repurchase line (1)	$182,468	$188,677

(1)         This line, which is guaranteed by IMH, is no longer funding loans and was restructured in 2008 as described below.

In September 2008, the Company entered into an agreement to restructure its reverse repurchase line (Restructured Financing) with its remaining lender. The balance of this Restructured Financing was $182.5 million at March 31, 2009 and collateralized by loans held-for-sale within discontinued operations. The agreement removed all technical defaults from financial covenant noncompliance and any associated margin calls for the term of the agreement. The agreement calls for certain targets including a reduction of the borrowings balance to $100 million by March 2010 with an advance rate of no more than 65 percent of the outstanding principal balance and $50 million by September 2010 with an advance rate of no more than 55 percent of the outstanding principal balance. By meeting these targets, the agreement term can extend to March 2011. At March 31, 2009, the advance rate was 80 percent. The agreement also calls for monthly principal paydowns of $1.5 million until the earlier of the Company raising capital or the end of the agreement term. If the Company is successful in raising capital, approximately 10 percent of the gross proceeds will be required to be paid as an additional principal paydown and the monthly principal paydown would then be reduced to $750,000. The interest rate is LIBOR plus 325 basis points, and all cash collected from the securing mortgage loans is required to be paid to the lender. To the extent the cash collected from the collateral is not adequate to pay the interest expense due on the borrowings, interest expense would be paid to the lender from the Company’s restricted cash account included in assets of discontinued operations or the Company’s cash balances. Accomplishing the restructuring of this reverse repurchase line allows the Company to timely manage the remaining loans on the line for the eventual collection, refinance, sale or securitization without the risk of receiving margin calls. Upon an event of default, the Company is responsible for any shortfall if the value of the loans securing the financing is insufficient to repay the outstanding balance.  During the first quarter of 2009, the Company paid an additional $4.5 million in principal paydowns as required under the restructured terms.

Note H—Subsequent Events

In April 2009, the Company’s officers and directors gave notice of the surrender of an aggregate of 581,000 options and the Board accepted and approved the cancellation of those listed options.  In connection with the cancellation of these options, the Company will record non-cash compensation expense of approximately $1.7 million during the second quarter.

In May 2009, the Company exchanged an aggregate of $51.3 million in trust preferred securities of Impac Capital Trusts #1 and #3 for junior subordinated notes with an aggregate principal balance of $62.0 million, with a maturity date in March 2034. Under the terms of the exchange, the interest rates for each note are reduced from 8.01 percent to 2.00 percent through 2013 and increase 1.00 percent per year through 2017. Starting in 2018, the interest rates become variable at 3-month LIBOR plus 375 basis points.  In connection with the exchange, the Company paid a fee of $0.5 million.

ITEM 2:                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollars in thousands, except per share data or as otherwise indicated)

Unless the context otherwise requires, the terms “Company,” “we,” “us,” and “our” refer to Impac Mortgage Holdings, Inc. (the Company or IMH), a Maryland corporation incorporated in August 1995, and its subsidiaries, IMH Assets Corp. (IMH Assets), Integrated Real Estate Services Corporation (IRES), Impac Warehouse Lending Group, Inc. (IWLG), and Impac Funding Corporation (IFC), together with its wholly-owned subsidiaries Impac Secured Assets Corp. (ISAC) and Impac Commercial Capital Corporation (ICCC).

Forward-Looking Statements

This report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, some of which are based on various assumptions and events that are beyond our control, may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “likely,” “should,” “could,” “anticipate,” or similar terms or variations on those terms or the negative of those terms. The forward-looking statements are based on current management expectations. Actual results may differ materially as a result of several factors, including, but not limited to the following: the ongoing volatility in the mortgage industry; our ability to successfully manage through the current market environment; our ability to meet liquidity needs from current cash flows or generate new sources of revenue; management’s ability to successfully initiate mortgage-related fee-based business strategies; the ability to make interest and dividend payments; our ability to reduce or eliminate dividend and interest payments on preferred stock and trust preferred securities; increases in default rates and mortgage related losses; potential difficulties in satisfying conditions (payment and covenants) in the Restructured Financing; our ability to obtain additional financing and the terms of any financing that we do obtain; inability to effectively liquidate properties to mitigate losses; increase in loan repurchase requests and ability to adequately settle repurchase obligations; decreases in value of our residual interests that differ from our assumptions; the ability of our common stock and preferred stock to continue trading in an active market; the outcome of litigation or regulatory actions pending against us or other legal contingencies; and our compliance with applicable local, state and federal laws and regulations and other general market and economic conditions.

For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the period ended December 31, 2008, the other reports we file under the Securities and Exchange Act of 1934, and the additional risk factors set forth below in this quarterly report. This document speaks only as of its date and we do not undertake, and specifically disclaim any obligation, to publicly release the results of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

Status of Operations, Liquidity and Capital Resources

Long-term mortgage portfolio

During the first quarter of 2009, the Company continues to be significantly and negatively affected by the deteriorating real estate market and the weak economic environment. These factors have led to continued deterioration in the quality of the Company’s long-term mortgage portfolio, as evidenced by the continued increases in delinquencies, foreclosures and credit losses. Existing conditions are unprecedented and inherently involve significant risks and uncertainty to the Company.  The current market conditions have led to fewer sources of liquidity available to the Company to operate its business.  These conditions continue to adversely affect the performance of the Company’s long-term mortgage portfolio, including significant losses on real estate owned.

New businesses

During the quarter, the Company has initiated various mortgage and real estate related fee-based businesses, including loan modifications, real estate disposition, monitoring and surveillance services, real estate brokerage and lending services and escrow services, and has begun to generate revenues from these businesses.  However, since these businesses are newly formed, there remains uncertainty about their future success.

Liquidity and capital resources

During the first quarter of 2009, the Company continued to fund its operations primarily from the cash flows from its long-term mortgage portfolio, and to a lesser extent includes the mortgage and real estate related fee-based businesses.

In January 2009, the Company fully satisfied $25.0 million in outstanding trust preferred securities of Impac Capital Trust #2 for $3.75 million

In May 2009, the Company exchanged an aggregate of $51.3 million in trust preferred securities of Impac Capital Trusts #1 and #3 for junior subordinated notes with an aggregate principal balance of $62.0 million, with a maturity date in March 2034. Under the terms of the exchange, the interest rates for each note are reduced from 8.01 percent to 2.00 percent through 2013 and increase 1.00 percent per year through 2017. Starting in 2018, the interest rates become variable at 3-month LIBOR plus 375 basis points. The difference in principal balance between the original $51.3 million in trust preferred securities and the $62.0 million in junior subordinated notes reflects the aforementioned reduction in interest rates. In connection with the exchange, the Company paid a fee of $0.5 million.

In March 2009, the Company announced that it will continue to defer interest payments on its remaining $12.0 million in trust preferred securities of Impac Capital Trust #4.  At March 31, 2009, interest that has been deferred and unpaid related to these trust preferred securities was $0.4 million.  The Company has the right to defer payments of interest for a period of up to 20 consecutive quarterly interest payment periods for Impac Capital Trust #4.  During the deferral period, interest on the trust preferred securities will bear additional interest at a rate equal to the coupon rate on the respective security. Unless the Company again elects to defer interest payments, the Company is required to pay all accrued interest together with the additional interest at the next payment date.

In March 2009, the Company announced that it will not be paying dividends for the quarter ended March 31, 2009 on the Company’s 9.375% Series B Cumulative Redeemable Preferred Stock and 9.125% Series C Cumulative Redeemable Preferred Stock.  The Company has no present intentions to pay dividends on the Series B and Series C Preferred Stock, however, unpaid dividends on the preferred stock will accumulate. Until such time as all cumulative dividends on the preferred stock are paid, the Company may not pay dividends on, nor redeem, repurchase or make any distribution on, shares of its common stock. At March 31, 2009 cumulative unpaid dividends on preferred stock totaled $7.4 million.  If the Company does not pay dividends on its preferred stock for six or more quarterly periods (whether or not consecutive), preferred stockholders will be entitled to elect two additional directors to the Company’s Board of Directors to serve until the Company is current on all dividends.

The primary use of liquidity within discontinued operations continues to be the Company’s restructured reverse repurchase financing (Restructured Financing).  As of March 31, 2009, the balance of the Restructured Financing was $182.5 million secured by loans held for sale with an unpaid principal balance of $203.3 million, restricted cash of $20.8 million and certain real estate owned.  Principal and interest received on the underlying collateral is remitted to the lender monthly.  During the first quarter of 2009, the Company paid an additional $4.5 million in principal paydowns as required under the restructured terms.

In order to reduce its obligations under its Series B and Series C Cumulative Redeemable Preferred Stock, the Company is considering repurchasing the preferred stock in accordance with its terms, which may include the payment of accumulated dividends of $7.4 million.

If we are not successful in (i) realizing cash flows from our residual interests in securitizations, (ii) realizing cash flows from new mortgage and real estate related fee-based businesses and (iii) restructuring trust preferred securities, we may not be able to satisfy our contractual obligations for 2010 and subsequent years, including repayment of the Restructured Financing, interest payments on trust preferred securities and preferred stock dividends.

To better understand the financial position of the Company, we believe it is important to understand the composition of the Company’s stockholders’ equity (deficit) and to which segment of the business it relates.  At March 31, 2009, the equity (deficit) within our continuing and discontinued operations was comprised of the following significant assets and liabilities:

	Condensed Components of Stockholders’ Equity (Deficit) by Segment
	As of March 31, 2009
	Continuing	Discontinued
	Operations	Operations	Total
Cash	$38,313	$260	$38,573
Short-term investments	5,041	—	5,041
Residual interests in securitizations	24,619	—	24,619
Trust preferred securities ($65,470 par)	(11,090)	—	(11,090)
Repurchase liabilities (1)	—	(65,982)	(65,982)
Lease liability (2)	—	(6,800)	(6,800)
Deferred charge	13,144	—	13,144
Net other assets	10,896	604	11,500
Stockholders’ equity (deficit)	$80,923	$(71,918)	$9,005

(1)         Balance includes the net amount owed to our lender, which are guaranteed by IMH, and the repurchase reserve.

(2)         Guaranteed by IMH.

Continuing operations

We currently have the following sources of cash earnings:

•                  cash flows from the long-term mortgage portfolio (residual interests in securitizations);

•                  master servicing fees from the long-term mortgage portfolio; and

•                  to a lesser extent, revenues from mortgage and real estate related fee-based businesses

Since our consolidated and unconsolidated securitization trusts are non-recourse, we have netted trust assets and liabilities to present the Company’s interest in these trusts more simply, which are considered our residual interests in securitizations. For unconsolidated securitizations our residual interests represent the fair value of investment securities available-for-sale. For consolidated securitizations, our residual interests are represented by the fair value of securitized mortgage collateral and real estate owned, offset by the fair value of securitized mortgage borrowings and net derivative liabilities. We receive cash flows from our residual interests in securitizations to the extent they are available after required distributions to bondholders and maintaining overcollateralization levels within the trusts. The estimated fair value of the residual interests, represented by the difference in the fair value of trust assets and trust liabilities, was $24.6 million at March 31, 2009, compared to $28.0 million at December 31, 2008.

The Company acts as the master servicer for mortgages included in our CMO and REMIC securitizations. The master servicing fees we earn are generally 0.03 percent per annum on the declining principal balances of these mortgages plus interest income on cash held until remitted to investors.

During the first quarter of 2008, the Company’s sources of cash flow earnings also included real estate advisory fees.  The real estate advisory agreement was terminated in the fourth quarter of 2008 and we received a fee of $27.0 million for agreeing to terminate this relationship.  During the quarter ended March 31, 2008, we earned $3.8 million in real estate advisory fees.

For the three months ended March 31, 2009 and 2008, we paid zero and $3.7 million, respectively in preferred stock dividends.   For the three months ended March 31, 2009 and 2008, we paid $0.3 million and $2.0 million, respectively in interest on trust preferred securities.

At March 31, 2009, we had deferred charges of $13.1 million, which is amortized as a component of income tax expense in the consolidated statements of operations over the estimated life of the mortgages retained in the securitized mortgage collateral. The deferred charges represent the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH in prior years. This balance is recorded as required by accounting principles generally accepted in the United States of America (GAAP) and does not have any realizable cash value.

Net other assets include $2.6 million in premises and equipment, $1.6 million in investment in capital trusts, $1.2 million in restricted cash and $2.2 million in prepaid expenses.

At March 31, 2009, cash within our continuing operations decreased to $38.3 million from $46.2 million at December 31, 2008. However, during the three months ended March 31, 2009, the Company invested $5.0 million in highly liquid short-term investments.

Discontinued operations

The Company’s most significant liabilities at March 31, 2009 relate to its repurchase liabilities and a lease liability within discontinued operations.

The repurchase liabilities consist of a repurchase reserve and the net amount owed to our lender for the Restructured Financing, which is collateralized by loans held-for-sale, restricted cash balances and certain real estate owned. The balance of the Restructured Financing was approximately $182.5 million at March 31, 2009. We are currently distributing all principal and interest received from the collateral securing the Restructured Financing to the lender.  Additionally, the Restructured Financing calls for monthly principal paydowns of $1.5 million.

We were required to make normal and customary representations and warranties about the loans we had previously sold to investors. Our whole loan sale agreements generally required us to repurchase loans if we breached a representation or warranty given to the loan purchaser. In addition, we also could be required to repurchase loans as a result of borrower fraud or if a payment default occurs on a mortgage loan shortly after its sale. The repurchase reserve is an estimate of losses from expected repurchases, and is based, in part, on the recent settlement of claims.  At March 31, 2009, the repurchase reserve was $13.6 million.

In connection with the discontinuation of our non-conforming mortgage, retail mortgage, warehouse lending and commercial operations, a significant amount of office space that was previously occupied is no longer being used by the Company. The Company has subleased a significant amount of this office space. At March 31, 2009, the Company had a liability of $6.8 million included within discontinued operations, representing the present value of the minimum lease payments over the remaining life of the lease, offset by the expected proceeds from sublet revenue related to this office space.

Market Conditions

The mortgage market has faced continued adversity as the broad repricing of mortgage credit risk continued to cause the severe contraction in market liquidity. Market conditions were particularly acute with respect to securities backed by non-conforming (including Alt-A loans, which were the Company’s primary single-family loan product) where market participants were setting price levels based on widely varied opinions about investor yield requirements, future loan performance and loan loss severity. Furthermore, the market has continued to try to quantify the ultimate loss rates that are going to be experienced in the underlying assets in asset-backed securities.

Conditions in the secondary markets (the markets in which we historically sold or securitized mortgage loans), which dramatically worsened during the third quarter of 2007 and throughout 2008, continue to be depressed into 2009 with investor concerns over credit quality and a deteriorating United States economy and housing market. As a result, the capital markets remain very volatile and illiquid and have effectively been unavailable to the Company.

We believe there is currently no index for Alt-A mortgage product, but the general direction and magnitude of price movement in the ABX 2007-1index is reflective of the disruption in the market and general price movement experienced by the Company’s securities.  The index, which does not include any IMH bonds, is being used for illustrative purposes only because it is a non-conforming single-family mortgage index that has traded consistently in recent years.  The ABX 2007-1 Index illustrates market prices for designated groups of subprime securities by credit rating. The index is shown here as an illustration of the price volatility in the general non-conforming mortgage market since the beginning of 2007 and does not reflect actual pricing on IMH bonds, which are backed by Alt-A loans rather than subprime loans. As shown below, the ABX 2007-1 Index displays dramatic declines in the value of such securities.

Effects of Recent Market Activity

As a result of the Company’s inability to sell or securitize non-conforming loans during the second half of 2007, the Company discontinued funding loans. As a result, the Company discontinued substantially all of its mortgage (non-conforming single-family loans and commercial loans, which consist primarily of multi-family loans) and warehouse lending operations.  Market conditions deteriorated in 2008 and continue to be depressed in 2009. As a result, the Company’s investment in securitized non-conforming loans (residual interests) has declined in value primarily from increased estimated losses and significant disruption in the market, evidenced by increased investor yield requirements. The decline in single-family home prices can be seen in the chart below.

As depicted in the chart above, average home prices peaked in June 2006 at 226.29 and continued their dramatic decline through February 2009.  The Standard & Poor’s Case-Shiller 10-City Composite Home Price Index (the Index) for February 2009 was 154.70 (with the base of 100.00 for January 2000) and hasn’t been this low since August 2003 when the Index was 153.61. Beginning in the third quarter of 2007, the Company believes there is a correlation between the borrowers’ perceived equity in their homes and defaults. The original loan-to-value (defined as loan amount as a percentage of collateral value, “LTV”) and original combined loan-to-value (defined as first lien plus total subordinate liens to collateral value, “CLTV”) ratios of single-family mortgages remaining in the Company’s securitized mortgage collateral as of March 31, 2009 was 73 percent and 83 percent, respectively. The current LTV and CLTV ratios likely increased from origination date as a result of the deterioration in the real estate market. We believe that home prices that have declined below the borrower’s original purchase price have a higher risk of default within our portfolio. Based on the Index, home prices have declined 32 percent through February 2009 from the 2006 peak. Further, we believe the home prices in California and Florida, the states with the highest concentration of our mortgages, have declined even further than the Index. We have considered the deterioration in home prices in our loss estimates, which are a primary assumption used in the valuation of securitized mortgage collateral and borrowings.

Critical Accounting Policies

Several of the critical accounting policies important to the portrayal of our financial condition and results of operations require management to make difficult and complex judgments that rely on estimates about the effect of matters that are inherently uncertain due to the affect of changing market conditions and/or consumer behavior. We believe our most critical accounting policies relate to the valuation of: (1) assets and liabilities that are highly dependent on internal valuation models and assumptions rather than market quotations (see Fair Value of Financial Instruments discussion below); (2) derivatives and other hedging instruments; (3) real estate owned and loans held-for-sale, including estimates of fair value, and related lower of cost or market (LOCOM) valuation reserve; and (4) repurchase reserve (included in liabilities of discontinued operations). Refer to our report on Form 10-K for the year ended December 31, 2008 for further discussion of our critical accounting policies and judgments.

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

As a result of the lack of observable market data resulting from inactive markets, the Company has classified all its investment securities available-for-sale, securitized mortgage collateral and borrowings, net derivative liabilities and trust preferred securities as Level 3 fair value measurements at March 31, 2009 and December 31, 2008. Level 3 assets and liabilities were 100 percent of total assets and liabilities at fair value at March 31, 2009 and December 31, 2008.

Recurring basis

Investment securities available-for-sale—The Company elected to carry all of its investment securities available-for-sale at fair value. The investment securities consist primarily of non-investment grade mortgage-backed securities. The fair value of the investment securities are measured based upon our expectation of inputs that other market participants would use. Such assumptions include our judgments about the underlying collateral, prepayment speeds, credit losses, and certain other factors. Given the market disruption and lack of observable market data as of March 31, 2009, the fair value of the investment securities available-for-sale were measured using significant internal expectations of market participants’ assumptions.

Securitized mortgage collateral—The Company elected to carry all of its securitized mortgage collateral at fair value. These assets consist primarily of non-conforming single-family residential and multi-family mortgage loans securitized between 2002 and 2007. Fair value measurements are based on the Company’s estimated cash flow models, non-binding quoted prices for the underlying bonds and yield analysis. The Company’s assumptions include our expectations of inputs that other market participants would use in pricing these assets. These assumptions include our judgments about the underlying collateral, prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors.

Securitized mortgage borrowings—The Company elected to carry all of its securitized mortgage borrowings at fair value. These borrowings consist of individual tranches of bonds issued by securitization trusts and are primarily backed by non-conforming mortgage loans. Fair value measurements include our judgments about the underlying collateral assumptions such as prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors and are based upon non-binding quoted prices for the individual tranches of bonds, if available.

Trust preferred securities—The Company elected to carry all of its trust preferred securities at fair value. These securities were measured based upon an analysis prepared by the Company, which considered the Company’s own credit risk, including consideration of recent settlements with trust preferred debt holders, comparison to the terms and market prices of the Company’s preferred stock and negotiations of revised terms of restructured trust preferred securities.

Derivative assets and liabilities—For non-exchange traded contracts, fair value is based on the amounts that would be required to settle the positions with the related counterparties as of the valuation date. Valuations of derivative assets and liabilities are based on observable market inputs, if available. To the extent observable market inputs are not available, fair values measurements include the Company’s judgments about the future cash flows, forward interest rates and certain other factors, including counterparty risk. These values also take into account the Company’s own credit standing, to the extent applicable, thus included in the valuation of the derivative instrument is the value of the net credit differential between the counterparties to the derivative contract.

The Company’s primary objective is to limit the exposure to the variability in future cash flows attributable to the variability of one-month LIBOR, which is the underlying index of adjustable rate securitized mortgage borrowings and short-term borrowings under reverse repurchase agreements. The Company also monitors on an ongoing basis the prepayment risks that arise in fluctuating interest rate environments. The Company’s interest rate risk management policies are formulated with the intent to offset the potential adverse effects of changing interest rates on securitized mortgage borrowings and reverse repurchase agreements.

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

On September 15, 2008, Lehman Brothers Holdings Inc. (LBHI) filed a petition for protection under Chapter 11 of the U.S. Bankruptcy Code. As of that date, LBHI, through affiliated companies, was an interest rate swap counterparty to several of the Company’s CMO and REMIC securitizations. At March 31, 2009, the estimated value of derivative liabilities to LBHI, through its affiliated companies was $92.3 million and is included in derivative liabilities in the consolidated balance sheet. As the related securitization trusts are non-recourse to the Company, the Company is not required to replace or otherwise settle any derivative positions affected by counterparty default within the consolidated trusts.

Non-recurring basis

The Company is required to measure certain assets and liabilities at fair value. These fair value measurements typically result from the application of specific accounting pronouncements under GAAP. The fair value measurements are considered non-recurring fair value measurements under SFAS 157.

Loans held-for-sale - Loans held-for-sale for which the fair value option was not elected are carried at lower of cost or market (LOCOM). When available, such measurements are based upon what secondary markets offer for portfolios with similar characteristics, and are considered Level 2 measurements. If market pricing is not available, such measurements are significantly impacted by the Company’s expectations of other market participants’ assumptions, and are considered Level 3 measurements. The Company utilizes internal pricing processes to estimate the fair value of loans held-for-sale, which is based on recent loan sales and estimates of the fair value of the underlying collateral. Loans held-for-sale, which are primarily included in assets of discontinued operations, are considered Level 3 fair value measurements at March 31, 2009 and December 31, 2008 based on the lack of observable market inputs.

Real estate owned - REO, which consists of residential real estate acquired in satisfaction of loans, is carried at net realizable value.  Upon foreclosure, REO is adjusted to the estimated fair value of the residential real estate less estimated selling and holding costs, offset by expected mortgage insurance proceeds to be received, if any.  Subsequently, REO is recorded at the lower of carrying value or estimated fair value less costs to sell.  Fair values of REO are generally based on appraisals or market prices, and considered Level 2 measurements at March 31, 2009 and December 31, 2008.

Lease liability – In connection with the discontinuation of our non-conforming mortgage, retail mortgage, warehouse lending and commercial operations, a significant amount of office space that was previously occupied is no longer being used by the Company. The Company has subleased a significant amount of this office space.  The Company has recorded a liability, included within discontinued operations, representing the fair value of the minimum lease payments over the remaining life of the lease, offset by the expected proceeds from sublet revenue related to this office space.  This liability is based on the present value techniques that incorporate the Company’s judgments about estimated sublet revenue and discount rates.  Therefore, this liability is considered a Level 3 measurement at March 31, 2009 and December 31, 2008.

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

Interest Income and Expense

Interest income on securitized mortgage collateral and interest expense on securitized mortgage borrowings are recorded using the effective yield for the period based on the previous quarter’s estimated fair value.

Selected Financial Results for the Three Months Ended March 31, 2009

Continuing Operations

•                  Net earnings of $1.3 million for the first quarter of 2009, compared to a net loss of $4.5 million for the first quarter of 2008.

•                  Net interest income of $3.6 million for the first quarter of 2009, primarily from our long-term mortgage portfolio, compared to net interest income of $7.3 million for the first quarter of 2008.

•                  Non-interest income - net trust assets of $4.7 million for the first quarter of 2009, compared to ($0.7) million for the first quarter of 2008

Discontinued Operations

•                  Net loss of $2.4 million for the first quarter of 2009, compared to net earnings of $0.7 million for the first quarter of 2008.

•                  Restructured Financing was $182.5 million at March 31, 2009, compared to $188.7 million at December 31, 2008.

•                  Loans held-for-sale were $101.5 million, including a fair value adjustment of $102.7 million at March 31, 2009, compared to loans held-for-sale of $107.8 million, including a $109.1 million fair value adjustment at December 31, 2008.

Estimated Taxable Income

While the Company has generated significant net operating loss carryforwards in recent periods, we do not expect to generate sufficient taxable income in future periods to be able to realize these tax benefits.  Therefore, we have recognized a full valuation allowance against these net operating loss carryforwards in our consolidated balance sheets.

Financial Condition and Results of Operations

Financial Condition

Condensed Balance Sheet Data

	March 31,	December 31,	Increase	%
	2009	2008	(Decrease)	Change
Investment securities available-for-sale	$1,322	$2,068	$(746)	(36)%
Securitized mortgage collateral	5,505,729	5,894,424	(388,695)	(7)
Derivative assets	37	37	—	—
Real estate owned (REO)	440,916	599,084	(158,168)	(26)
Total trust assets	5,948,004	6,495,613	(547,609)	(8)

Assets of discontinued operations	137,947	141,053	(3,106)	(2)
Other assets	73,715	78,851	(5,136)	(7)
Total assets	$6,159,666	$6,715,517	$(555,851)	(8)%

Securitized mortgage borrowings	$5,691,028	$6,193,984	$(502,956)	(8)%
Derivative liabilities	232,357	273,584	(41,227)	(15)
Total trust liabilities	5,923,385	6,467,568	(544,183)	(8)

Liabilities of discontinued operations	209,865	217,241	(7,376)	(3)
Other liabilities	17,411	21,456	(4,045)	(19)
Total liabilities	6,150,661	6,706,265	(555,604)	(8)
Total stockholders’ equity	9,005	9,252	(247)	(3)
Total liabilities and stockholders’ equity	$6,159,666	$6,715,517	$(555,851)	(8)%

Total assets and liabilities were $6.2 billion at March 31, 2009 as compared to $6.7 billion at December 31, 2008.  The decrease in total assets and liabilities are primarily attributable to continued decreases in fair values related to the Company’s trust assets and liabilities as summarized below:

•                  Securitized mortgage collateral decreased $388.7 million to $5.5 billion at March 31, 2009.  The decrease in securitized mortgage collateral was the result of a decline in fair value of $72.3 million and reductions in principal balances (resulting from transfers to REO and principal paydowns) of $316.4 million.

•                  REO within the Company’s securitization trusts decreased $158.2 million during the quarter to $440.9 million at March 31, 2009.  Increases in REO from foreclosures totaled $118.6 million.  Offsetting the increase in REO from foreclosures were $192.5 million in liquidations and $84.3 million in additional lower of cost or market write-downs subsequent to foreclosure.

•                  Securitized mortgage borrowings decreased $503.0 million to $5.7 billion at March 31, 2009.  The decrease in securitized mortgage borrowings was the result of a decrease in fair value of $23.4 million and reductions in outstanding balances (resulting from principal paydowns) of $479.1 million.

•                  Derivative liabilities, net decreased $41.2 million during the quarter to $232.3 million at March 31, 2009.  The decrease is the result of a $16.2 million negative change in fair value, offset by cash payments from the securitization trusts of $57.4 million.

Since our consolidated and unconsolidated securitization trusts are non-recourse to the Company, our economic risk is limited to our residual interests in these securitization trusts. Therefore, we have netted trust assets and trust liabilities to present these residual interests more simply. Our residual interests in securitizations are segregated between our single-family (SF) residential and multi-family (MF) residential portfolios and are represented by the difference between trust assets and trust liabilities. For unconsolidated securitizations, our residual interests represent the fair value of investment securities available-for-sale. For consolidated securitizations, our residual interests are represented by the fair value of securitized mortgage collateral and net realizable value of real estate owned, offset by the fair value of securitized mortgage borrowings and net derivative liabilities. The following tables present the estimated fair value of our residual interests by securitization vintage year and other related assumptions used to derive these values at March 31, 2009:

	Estimated Fair Value of Residual Interests by Vintage Year
	SF	MF	Total
2002-2003 (1)	9,177	4,410	13,587
2004	3,962	4,426	8,388
2005 (2)	312	600	912
2006 (2)	55	1,481	1,536
2007 (2)	—	196	196
Total	13,506	11,113	24,619

Weighted avg. prepayment rate	14%	19%	14%
Weighted avg. discount rate (3)	49%	48%	49%

(1)	2002-2003 vintage year includes CMO 2007-A, since the majority of the mortgages collateralized in this securitization were originated during this period.
(2)	The estimated fair values of residual interests in vintage years 2005 through 2007 is reflective of higher estimated future losses and investor yield requirements compared to earlier vintage years.
(3)	Discount rates were 30 percent on SF and MF prepayment penalties.

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

	Estimated Future Losses (1)		Investor Yield Requirement (2)
	SF	MF	SF	MF
2002-2003	5%	2%	17%	27%
2004	7%	2%	33%	25%
2005	17%	8%	49%	28%
2006	29%	16%	39%	25%
2007	29%	15%	35%	31%

(1)          Estimated future losses derived by dividing future projected losses by current unpaid principal balances.

(2)          Investor yield requirements represent the Company’s estimate of the yield third-party market participants would require to price our trust assets and liabilities given our prepayment, credit loss and forward interest rate assumptions.

The following table presents selected financial data as of the dates indicated:

	As of and Year-to-Date Ended,
	March 31,	December 31,	March 31,
	2009	2008	2008
Prior 12-month constant prepayment rate (CPR) - Residential	11%	11%	20%
Prior 12-month constant prepayment rate (CPR) - Commercial	11%	10%	10%
Total non-performing loans	$3,278,977	$3,040,291	$2,359,590
Total non-performing loans to total loans	21.8%	19.4%	13.3%
Total non-performing assets (1)	$3,727,684	$3,646,742	$2,870,087
Total non-performing assets to total assets (2)	25.4%	25.8%	13.9%

(1)          Non-performing assets include the unpaid principal balance of non-performing loans (loans that are 90 days or more delinquent, including loans in foreclosure and delinquent bankruptcies) and REO

(2)          Non-performing assets to total assets is presented as the fair value of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO as a percentage of total assets.

We believe that in order for us to generate cash flows from the long-term mortgage portfolio, we must successfully manage the following operational and market risks:

•                 liquidity risk;

•                 credit risk;

•                 interest rate risk; and

•                 prepayment risk.

Liquidity Risk.  Refer to “Status of Operations, Liquidity and Capital Resources.”

Credit risk.  We manage credit risk by actively managing delinquencies and defaults through our servicers. Starting with the second half of 2007 we have not retained any mortgages in our long-term mortgage portfolio. Our securitized mortgage collateral primarily consists of Alt-A mortgages which are generally within typical Fannie Mae and Freddie Mac guidelines but have loan characteristics, which may include higher loan balances, higher loan-to-value ratios or lower documentation requirements (including stated-income loans), that make them non-conforming under those guidelines.

As of March 31, 2009, single-family and multi-family securitized mortgage collateral had an original weighted average credit score of 701 and 731, an original weighted average LTV ratio of 73 and 66 percent and an original CLTV of 83 percent and 66 percent, respectively. The current LTV and CLTV ratios may have increased from origination date as a result of the deterioration of the real estate market.

Using historical losses, current portfolio statistics and market conditions and available market data, the Company has estimated future loan losses, which are included in the fair value adjustment to our securitized mortgage collateral. While the credit performance for the loans has been clearly far worse than the Company’s initial expectations when the loans were originated, the ultimate level of realized losses will largely be influenced by events that will likely unfold over the next several years, including the severity of housing price declines and overall strength of the economy. If market conditions continue to deteriorate in excess of our expectations, the Company may need to recognize additional fair value reductions to our securitized mortgage collateral, which may also affect the value of the related securitized mortgage borrowings.

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

We use the Mortgage Bankers Association (MBA) method to define delinquency as a contractually required payment being 30 days or more past due. We measure delinquencies from the date of the last payment due date in which a payment was received. Delinquencies for loans 60 days late or greater, foreclosures and delinquent bankruptcies were $3.7 billion or 24.8 percent as of March 31, 2009.

The following table summarizes the unpaid principal balances of non-performing loans in our mortgage portfolio, included in securitized mortgage collateral, loans held-for-investment and loans held-for-sale for continuing and discontinued operations combined, that were 60 or more days delinquent (utilizing the MBA method) for the periods indicated:

	At March 31,		At December 31,
	2009	%	2008	%
Loans held for sale (1)
60 - 89 days delinquent	$9,517	0.1%	$13,694	0.1%
90 or more days delinquent	66,271	0.4	63,541	0.4
Foreclosures (2)	73,609	0.5	65,661	0.4
Total 60+ days delinquent loans held-for-sale	149,397	1.0	142,896	0.9

Securitized mortgage collateral
60 - 89 days delinquent	$435,054	2.9%	$494,960	3.2%
90 or more days delinquent	1,459,021	9.7	1,096,366	7.0
Foreclosures (2)	1,440,503	9.6	1,614,472	10.3
Delinquent bankruptcies (3)	239,573	1.6	200,251	1.3
Total 60+ days delinquent long-term mortgage portfolio	3,574,151	23.8	3,406,049	21.7
Total 60 or more days delinquent	$3,723,548	24.8	$3,548,945	22.7
Total mortgages owned	$15,018,922		$15,666,243

(1)          Loans held-for-sale are substantially included in discontinued operations in the consolidated balance sheets.

(2)          Represents properties in the process of foreclosure.

(3)          Represents bankruptcies that are 30 days or more delinquent.

The following table summarizes securitized mortgage collateral, loans held-for-investment, loans held-for-sale and real estate owned, that were non-performing for continuing and discontinued operations combined for the periods indicated (excludes 60-89 days delinquent):

	At March 31,		At December 31,
	2009	%	2008	%
90 or more days delinquent, foreclosures and delinquent bankruptcies	$3,278,977	88%	$3,040,291	83%
Real estate owned	448,707	12%	606,451	17%
Total non-performing assets	$3,727,684	100%	$3,646,742	100%

Non-performing assets consist of non-performing loans (mortgages that are 90 days or more delinquent, including loans in foreclosure and delinquent bankruptcies) plus REO. It is our policy to place a mortgage on non-accrual status when it becomes 90 days delinquent and to reverse from revenue any accrued interest, except for interest income on securitized mortgage collateral when the scheduled payment is received from the servicer. The servicers are required to advance principal and interest on loans within the securitization trusts to the extent the advances are considered recoverable.  As of March 31, 2009, non-performing assets (representing the fair value of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) as a percentage of the total assets was 25 percent. At December 31, 2008, non-performing assets to total assets was 26 percent.

Real estate owned, which consists of residential real estate acquired in satisfaction of loans, is carried at the lower of cost or net realizable value less estimated selling costs. Adjustments to the carrying value of REO at the time of foreclosure are included in the change in the fair value of net trust assets. Changes in the Company’s estimates of net realizable value subsequent to the time of foreclosure and through the time of ultimate disposition are recorded as gains or losses from real estate owned in the consolidated statements of operations. Real estate owned, for continuing and discontinued operations, at March 31, 2009 decreased $157.7 million or 26 percent from December 31, 2008 as a result of increased liquidations during the period.  Foreclosures continue to increase resulting from higher delinquencies and deterioration in the prevailing real estate market and, in part, due to borrowers’ inability to obtain replacement financing.

We realized a loss on sale of real estate owned in the amount $43.9 million for the first quarter of 2009 as compared to a gain of $3.5 million for the first quarter of 2008.  Additionally, during the first quarter of 2009, the Company recorded writedowns of the net realizable value of the REO in the amount of $84.3 million as compared to $7.7 million for the first quarter of 2008, which reflects the decline in value of the REO from the foreclosure date.

The following table presents the balances of REO for continuing operations:

	At March 31, 2009	At December 31, 2008
REO	$548,978	$635,285
Impairment (1)	(107,114)	(35,533)
Ending balance	$441,864	$599,752

REO inside trusts	$440,916	$599,084
REO outside trusts (2)	948	668
Total	$441,864	$599,752

(1)         Impairment represents the cumulative writedowns of net realizable value subsequent to foreclosure.

(2)         Amount represents REO related to former on-balance sheet securitizations, which were collapsed as the result of the Company exercising its clean-up call options. This REO is included in other assets in the accompanying consolidated balance sheets.

In calculating the cash flows to assess the fair value of the securitized mortgage collateral, the Company estimates the future losses embedded in our loan portfolio. In evaluating the adequacy of these losses, management takes many factors into consideration. For instance, a detailed analysis of historical loan performance data is accumulated and reviewed. This data is analyzed for loss performance and prepayment performance by product type, origination year and securitization issuance. The data is also broken down by collection status. Our estimate of losses for these loans is developed by estimating both the rate of default of the loans and the amount of loss in the event of default. The rate of default is assigned to the loans based on their attributes (e.g., original loan-to-value, borrower credit score, documentation type, geographic location, etc.) and collection status. The rate of default is based on analysis of migration of loans from each aging category. The loss severity is determined by estimating the net proceeds from the ultimate sale of the foreclosed property. The results of that analysis are then applied to the current mortgage portfolio and an estimate is created. We believe that pooling of mortgages with similar characteristics is an appropriate methodology in which to evaluate the future loan losses.

Management recognizes that there are qualitative factors that must be taken into consideration when evaluating and measuring losses in the loan portfolios. These items include, but are not limited to, economic indicators that may affect the borrower’s ability to pay, changes in value of collateral, political factors, market conditions, competitor’s performance, market perception, historical losses, and industry statistics. The assessment for losses, is based on delinquency trends and prior loss experience and management’s judgment and assumptions regarding various matters, including general economic conditions and loan portfolio composition. Management continually evaluates these assumptions and various relevant factors affecting credit quality and inherent losses.

Interest Rate Risk. Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

Prepayment Risk. The Company uses prepayment penalties as a method of partially mitigating prepayment risk for those borrowers that have the ability to refinance. Historically, mortgage industry evidence suggests that changes in home appreciation rates and lower payment option mortgage products had been a significant factor affecting borrowers refinancing decisions. However, the recent economic downturn, lack of available credit and decline in property values has limited borrowers’ ability to refinance. Additionally, as mortgage rates increase and housing prices decline, borrowers will find it more difficult to refinance to obtain cheaper financing. If borrowers are unable to pay their mortgage payments at the adjusted rate, delinquencies may increase. The three-month average combined voluntary prepayment rate of single-family and multi-family loans held as securitized mortgage collateral increased to 12 percent at March 31, 2009 from 10 percent as of December 31, 2008.

Results of Operations

For the Three Months Ended March 31, 2009 compared to the Three Months Ended March 31, 2008

Condensed Statements of Operations Data

	For the Three Months Ended March 31,
			Increase	%
	2009	2008	(Decrease)	Change
Interest income	$712,649	$271,955	$440,694	162%
Interest expense	709,007	264,606	444,401	168
Net interest income	3,642	7,349	(3,707)	(50)
Total non-interest income	10,249	992	9,257	933
Total non-interest expense	10,617	6,318	4,299	68
Income tax expense	1,998	6,526	(4,528)	(69)
Net earnings (loss) from continuing operations	1,276	(4,503)	5,779	128
Net (loss) earnings from discontinued operations, net	(2,395)	688	(3,083)	(448)
Net loss	$(1,119)	$(3,815)	$2,696	71%

Net loss per common share - basic and diluted:	$(0.15)	$(0.99)	$0.84	85%

Net Interest Income

We earn net interest income primarily from mortgage assets which include securitized mortgage collateral, loans held-for-sale and investment securities available-for-sale, or collectively, “mortgage assets,” and, to a lesser extent, interest income earned on cash and cash equivalents.  Interest expense is primarily interest paid on borrowings on mortgage assets, which include securitized mortgage borrowings and reverse repurchase agreements. Interest income and interest expense during the period represents the effective yield, based on the fair value of the trust assets and liabilities.

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

	For the Three Months Ended March 31,
	2009			2008
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
MORTGAGE ASSETS
Investment securities, available-for-sale	$1,421	$130	36.59%	$15,144	$733	19.36%
Securitized mortgage collateral	5,700,077	712,080	49.97	13,672,728	269,897	7.90
Loans held-for-investment and held-for-sale (1)	106,029	1,129	4.26	212,811	4,256	8.00
Total mortgage assets\ interest income	$5,807,527	$713,339	49.13%	$13,900,683	$274,886	7.91%

BORROWINGS
Securitized mortgage borrowings	$5,942,506	$708,465	47.69%	$13,835,280	$261,816	7.57%
Reverse repurchase agreements	184,907	1,715	3.71	285,808	3,362	4.71
Total borrowings on mortgage assets\ interest expense	$6,127,413	$710,180	46.36%	$14,121,088	$265,178	7.51%

Net Interest Spread (2)		$3,159	2.77%		$9,708	0.40%
Net Interest Margin (3)			0.22%			0.28%

(1)          The held-for-sale balance excludes the lower of cost or market (LOCOM) write-down on the loans.

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

Net interest income spread for the three months ended March 31, 2009 decreased $6.5 million to $3.2 million from $9.7 million for the three months ended March 31, 2008.  The decrease in net interest spread was primarily attributable to overall declines in averages balances between periods, offset by an increase in the net interest spread from 0.40 percent for the quarter ended March 31, 2008 to 2.77 percent for the three months ended March 31, 2009.

During the first quarter of 2009, the yield on mortgage assets increased to 49.13 percent from 7.91 percent in the comparable 2008 period.  The yield on total borrowings increased to 46.36 percent for the first quarter of 2009 from 7.51 percent for comparable 2008 period.  In connection with the fair value accounting for investment securities available-for-sale and securitized mortgage collateral and borrowings, interest income and interest expense is recognized using effective yields, which are based, in part, on estimated fair values for these instruments.  As the market’s expectation of future credit losses has increased between periods, market participants have demanded higher yields, which have resulted in significant reductions in the fair values of these instruments.  These reductions in fair value have significantly increased the effective yields used for purposes of recognizing interest income and interest expense on these instruments.

Non-Interest Income

Changes in Non-Interest Income

	For the Three Months Ended March 31,
			Increase	%
	2009	2008	(Decrease)	Change
Change in fair value of net trust assets, excluding REO	132,930	3,528	129,402	3,668%
Losses from real estate owned	(128,201)	(4,256)	(123,945)	(2,912)
Non-interest income - net trust assets	4,729	(728)	5,457	750
Change in fair value of trust preferred securities	12	(4,023)	4,035	100
Real estate advisory fees	—	3,845	(3,845)	(100)
Other	5,508	1,898	3,610	190
Total non-interest income	$10,249	$992	$9,257	933%

Non-interest income – net trust assets. Since our consolidated and unconsolidated securitization trusts are non-recourse to the Company, our economic risk is limited to our residual interests in these securitization trusts. To better understand the economics on our residual interests in securitizations, it is necessary to consider the net effect of changes in fair value of net trust assets.  ..  All estimated future losses are included in the estimate of the fair value of securitized mortgage collateral.  Losses on REO are reported separately in the consolidated statement of operations.  Since REO is a nonfinancial asset, REO is the only component of trust assets and liabilities that is not recorded at fair value.  Therefore, REO values at the time of sale  or losses from further write-downs are recorded separately in the Company’s consolidated statement of operations.  The net effect of changes in value related to our investment in all trust assets and liabilities is shown as non-interest income — net trust assets.  Non-interest income related to our net trust assets (residual interests in securitizations) was $4.7 million for the three months ended March 31, 2009, compared to a loss of $0.7 million in the comparable 2008 period.  The individual components of the non-interest income from net trust assets was comprised of:

Change in fair value of net trust assets, excluding REO.  For the quarter ended March 31, 2009, the Company recognized a $132.9 million gain from the change in fair value of net trust assets, excluding REO.  This gain was comprised of gains resulting from the increase in fair value of investment securities-for-sale and a reduction in the fair value of securitized mortgage borrowings of $0.9 million and $697.2 million, respectively.  Offsetting these gains were reductions in the fair value of securitized mortgage collateral and derivative instruments of $549.0 million and $16.2 million, respectively.

For the quarter ended March 31, 2008, the Company recognized a $3.5 million gain from the change in fair value of net trust assets.  This gain was comprised of gains resulting from the reduction in the fair value of securitized mortgage borrowings of $3.4 billion.  Offsetting these gains were reductions in the fair value of investment securities, available-for-sale, securitized mortgage collateral and derivative instruments of $4.3 million, $3.2 billion and $181.8 million, respectively.

The overall reductions in fair value of the securitized mortgage collateral, securitized mortgage borrowings and derivative instruments for the three months ended March 31, 2009 and 2008 are the result of decreases in London Interbank Offered Rate (LIBOR) reflected in the forward yield curve, as well as decreases in the market prices of our mortgage-backed securities.

Losses from real estate owned.  Losses from real estate owned were $128.2 million for the three months ended March 31, 2009.  This loss was comprised of a $43.9 million loss on sale of real estate owned, coupled with $84.3 million in additional lower of cost or market adjustments during the period.  During the first quarter of 2009, loss severities resulting from liquidations in areas where we have high concentration of foreclosed properties (such as California and Florida) have increased significantly over previous periods as a result of continued deterioration in the U.S. economy and real estate markets.  These continued declines in housing prices have resulted in liquidations of foreclosed assets at prices below expected levels as wells as additional impairment write-downs of REO since foreclosure.

Losses from real estate owned were $4.3 million for the three months ended March 31, 2008, comprised of $3.5 million in gains from the sale of real estate owned, offset by $7.7 million in additional lower of cost or market adjustments.

Change in the fair value of trust preferred securities.  Change in the fair value of trust preferred securities was a gain of $12 thousand for the three months ended March 31, 2009, compared to a loss of $4.0 million for the three months ended March 31, 2008.  Trust preferred securities are measured based upon an analysis prepared by the Company, which considers the Company’s own credit risk, including consideration of recent settlements with trust preferred debt holders, comparison to the terms and market prices of the Company’s preferred stock and negotiations of revised terms of restructured trust preferred securities.  For the three months ended March 31, 2009, the fair value of trust preferred securities remained essentially unchanged.  During the quarter, the Company fully satisfied $25 million in outstanding trust preferred securities for $3.75 million.  For the three months ended March 31, 2008, the change in fair value of trust preferred securities was a loss of $4.0 million as a result of the change in trust preferred securities to $45.1 million at March 31, 2008, compared to $40.9 million at January 1, 2008.

Non-Interest Expense

Changes in Non-Interest Expense

	For the Three Months Ended March 31,
			Increase	%
	2009	2008	(Decrease)	Change
General and administrative	$4,339	$3,988	$351	9%
Personnel expense	6,278	2,330	3,948	169
Total operating expense	$10,617	$6,318	$4,299	68%

Total non-interest expense was $10.6 million for the three months ended March 31, 2009, compared to $6.3 million for the comparable period of 2008.  The $4.3 million increase in non-interest expense was primarily attributable to a $3.9 million increase in personnel expenses over the prior quarter, as a greater amount of the Company’s personnel were utilized within the continuing operations versus discontinued operations.  The Company has intentionally maintained certain personnel for new mortgage and real estate related fee-based businesses.  However, personnel costs of both continuing and discontinued operations decreased by $1.0 million to $6.6 million for the three months ended March 31, 2009, compared to $7.6 million in the comparable period of 2008, as a result of overall reductions in workforce between periods.

Results of Operations by Business Segment

Continuing Operations

Condensed Statements of Operations Data

	For the Three Months Ended March 31,
			Increase	%
	2009	2008	(Decrease)	Change
Net interest income	$3,642	$7,349	$(3,707)	(50)%

Change in fair value of net trust assets, excluding REO	132,930	3,528	129,402	3,668
Losses from real estate owned	(128,201)	(4,256)	(123,945)	(2,912)
Non-interest income- net trust assets	4,729	(728)	5,457	750
Change in fair value of trust preferred securities	12	(4,023)	4,035	100
Other non-interest expense	5,508	5,743	(235)	(4)
Total non-interest income	10,249	992	9,257	933

Non-interest expense and income taxes	12,615	12,844	(229)	(2)
Net earnings (loss) from continuing operations	$1,276	$(4,503)	$5,779	128%

Net earnings for the quarter ended March 31, 2009 increased $5.8 million to net earnings of $1.3 million from a net loss of $4.5 million for the comparable period of 2008.  This increase is primarily attributable to a $9.3 million increase in total non-interest income offset by a $3.7 million decrease in net interest income.  Non-interest income from net trust assets increased $5.5 million to a $4.7 million gain in the first quarter of 2009, compared to a loss of $0.7 million for the comparable period in 2008.  The increase is due to the downward shift in Libor rates between periods, which has resulted in increases in future expected net cash flows on net trust assets between periods.

Discontinued Operations

Condensed Statements of Operations Data

	For the Three Months Ended March 31,
			Increase	%
	2009	2008	(Decrease)	Change
Net interest (expense) income	$(413)	$1,671	$(2,084)	(125)%

Gain (loss) on sale of loans	42	(465)	507	109
(Provision) recovery for repurchases	(756)	10,258	(11,014)	(107)
Other loss	(1,207)	(460)	(747)	(162)
Personnel expense	(347)	(5,293)	4,946	93
Non-interest expense and income taxes	286	(5,023)	5,309	106
Net loss (earnings)	$(2,395)	$688	$(3,083)	(448)%

Net loss for the discontinued operations was $2.4 million for the three months ended March 31, 2009, compared to net earnings of $0.7 million for the comparable period in 2008.  The change is primarily due to the following:

•                  decrease of $2.1 million in net interest income

•                  increase of $11.0 million in provision for repurchases

•                  decrease in personnel expense of $4.9 million

•                  decrease in non-interest expense and income taxes of $5.3 million.

Provision for repurchases increased to an expense of $0.8 million for the three months ended March 31, 2009, compared to a recovery of $10.3 million in the comparable period of 2008.  The $11.0 million decrease is the result of the settlement of $113 million in repurchase obligations during the first quarter of 2008.

The $4.9 million decrease in personnel expense during the three months ended March 31, 2009 over the comparable period was a result of more costs being allocated to continuing operations due to the discontinuation of the mortgage operations. However, personnel costs of both continuing and discontinued operations decreased by $1.0 million to $6.6 million for the three months ended March 31, 2009, compared to $7.6 million in the comparable period of 2008, as a result of overall reductions in workforce between periods.

As a result of the discontinuation of certain operations, non-interest expense and income taxes decreased $5.3 million between periods primarily due to a reductions of $3.0 million in occupancy expense, $1.1 million in legal and professional expense and $1.4 million in general and administrative expenses.

ITEM 3:                               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in our annual report on Form 10-K for the year ended December 31, 2008.  Our exposures to market risks have not changed materially since December 31, 2008.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our CEO and CFO, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e). Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of that date, the Company’s disclosure controls and procedures were  effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1:                               LEGAL PROCEEDINGS

The Company is party to litigation and claims which are normal in the course of our operations.

In the matter of Sheldon Pittleman v. Impac Mortgage Holdings, Inc. et al filed in the United States district Court, Central district California against IMH and several of its senior officers a Third Amended Complaint was filed. A motion to dismiss was filed by the defendants on December 15, 2008. On March 10, 2009, the court sustained the defendants’ motion to dismiss without leave to amend.  The Plaintiffs have filed a Notice of Appeal of the Order Granting the Motion to Dismiss With Prejudice and the Judgment thereon on April 7, 2009.

Please refer to IMH’s report on Form 10-K for the year ended December 31, 2008 for a description of other litigation and claims.

We believe that we have meritorious defenses to the above claims and intend to defend these claims vigorously and as such the Company believes the final outcome of such matters will not have a material adverse effect on our financial condition or results of operations. Nevertheless, litigation is uncertain and we may not prevail in the lawsuits and can express no opinion as to their ultimate resolution. An adverse judgment in any of these matters could have a material adverse effect on us.

ITEM 1A:                      RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2008 includes a detailed discussion of our risk factors.  The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

ITEM 2:                               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:                               DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:                               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5:                               OTHER INFORMATION

Impac Capital Trust #2

In January 2009, Impac Mortgage Holdings, Inc. (the “Company”) fully satisfied $25 million in outstanding trust preferred securities for $3.75 million. In connection with the settlement, the Company terminated the Junior Subordinated Indenture dated April 22, 2005 with Wilmington Trust Company on February 18, 2009 and the Amended and Restated Trust Agreement dated April 22, 2005 on February 19, 2009.

The above information included in this Item 5 is provided in accordance with Item 1.02 of Form 8-K.

Amendment No. 4 to 2001 Stock Plan

On April 28, 2009, the Board of Directors approved an amendment to the  Company’s 2001 Stock Option, Deferred Stock and Restricted Stock Plan requiring, in accordance with California securities regulations and to the extent applicable, the delivery to participants of annual financial statements and a 30% limit on total reserved shares unless stockholder approval is obtained.

The above information included in this Item 5 is provided in accordance with Item 5.02 of Form 8-K.

Option Cancellations

On April 28 2009, the Company’s officers and directors gave notice of the surrender of an aggregate of 581,000 options and the Board accepted and approved the cancellation of those listed options.  Joseph R. Tomkinson and William S. Ashmore each surrendered for cancellation 225,000 options, Todd R. Taylor surrendered for cancellation 37,500 options, and Ronald M. Morrison surrendered for cancellation 42,500 options.

The above information included in this Item 5 is provided in accordance with Item 5.02 of Form 8-K.

Exchange of Trust Preferred Securities for Notes

On May 8, 2009, Impac Mortgage Holdings, Inc. (the “Company”) entered into an Exchange Agreement with Taberna Preferred Funding I, Ltd. and Taberna Preferred Funding II, Ltd. whereby the Company agreed to issue new notes (the “New Notes”) in the aggregate principal balance of $62.0 million (as further described below) in exchange for (i) preferred securities in the original aggregate principal amount of $26,250,000 issued by Impac Capital Trust #3 issued pursuant to that certain Amended and Restated Trust Agreement dated as of May 20, 2005 and (ii) the preferred securities in the original aggregate principal amount of $25 million issued by Impac Capital Trust #1 issued pursuant to that certain Second Amended and Restated Trust Agreement dated as of September 26, 2005.

Simultaneously with the execution of the Exchange Agreement, the Company and The Bank of New York Mellon Trust Company, National Association, as trustee entered into (i) a Junior Subordinated Indenture  pursuant to which the Company issued a Junior Subordinated Note due 2034 in the original principal amount of $30,244,000 and (ii) a Junior Subordinated Indenture pursuant to which the Company issued a Junior Subordinated Note due 2034 in the original principal amount of $31,756,000.

As a result of the exchange of the preferred securities for the New Notes, the preferred securities and related junior subordinated notes due 2035 in the aggregate principal balances of $25.8 million and $27.1 million issued pursuant to Indentures dated September 16, 2005 and May 20, 2005 will be cancelled and the applicable Trust Agreements and Indentures will be terminated.

The New Notes are payable quarterly in arrears and bear interest at a fixed rate equal to 2% per for the first five years (i.e., until 2014), and then 3%, 4%, 5% and 6% per annum for each subsequent year thereafter. Starting in 2018, the interest rate will be equal to LIBOR plus 3.75% per annum.  Interest is cumulative and will accrue from the date of original issuance.   The Notes mature on March 30, 2034.  The Company may at its option redeem at par the Notes, in whole or in part, beginning on March 30, 2010, but they may be redeemed earlier following the occurrence of a “Special Event” (as defined in the Indenture) at a price equal to 107.5% of the principal amount together with accrued interest.

Either the trustee or the holders of at least 25% of the aggregate principal amount of the outstanding Notes may declare the principal amount of, and all accrued interest on, all the Notes to be due and payable immediately if an Event of Default occurs. An Event of Default generally includes a default in payment of any interest for 30 days, default under either Indenture (i.e., a cross-default), a default in payment upon maturity, a default in performance, or breach of any covenant or representation, bankruptcy or insolvency of the Company or liquidation or dissolution of the Trust.

The above information included in this Item 5 is provided in accordance with Items 1.01, 1.02 and Item 2.03 of Form 8-K.

ITEM 6:                               EXHIBITS

(a)         Exhibits:

10.1	Amendment No. 3 to 2001 Stock Option, Deferred Stock and Restricted Stock Plan
10.2	Amendment No. 4 to 2001 Stock Option, Deferred Stock and Restricted Stock Plan
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

May 11, 2009