Form 10-Q
period 2009-06-30
IMPAC MORTGAGE HOLDINGS INC
filed 2009-08-10
CIK 1000298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

There were 7,618,146 shares of common stock outstanding as of August 7, 2009.

IMPAC MORTGAGE HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.      CONSOLIDATED FINANCIAL STATEMENTS

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Cash and cash equivalents	$30,694	$46,215
Restricted cash	1,250	1,243
Short-term investments	5,026	-
Trust assets
Investment securities available-for-sale	1,332	2,068
Securitized mortgage collateral	6,018,391	5,894,424
Derivative assets	179	37
Real estate owned	274,481	599,084
Total trust assets	6,294,383	6,495,613

Assets of discontinued operations	122,734	141,053
Other assets	26,948	31,393
Total assets	$6,481,035	$6,715,517

LIABILITIES
Trust liabilities
Securitized mortgage borrowings	$6,080,637	$6,193,984
Derivative liabilities	184,851	273,584
Total trust liabilities	6,265,488	6,467,568

Long-term debt	9,797	15,403
Liabilities of discontinued operations	191,909	217,241
Other liabilities	7,617	6,053
Total liabilities	6,474,811	6,706,265

Commitments and contingencies

STOCKHOLDERS' EQUITY
Series A junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none issued and outstanding	-	-
Series B 9.375% redeemable preferred stock, $0.01 par value; liquidation value $16,904; 2,000,000 shares authorized, 676,156 noncumulative and 2,000,000 cumulative shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	7	20
Series C 9.125% redeemable preferred stock, $0.01 par value; liquidation value $35,389; 5,500,000 shares authorized; 1,415,564 noncumulative and 4,470,600 cumulative shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	14	45
Common stock, $0.01 par value; 200,000,000 shares authorized; 7,618,146 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	76	76
Additional paid-in capital	1,179,440	1,177,697
Net accumulated deficit:
Cumulative dividends declared	(822,520)	(815,077)
Retained deficit	(350,793)	(353,509)
Net accumulated deficit	(1,173,313)	(1,168,586)
Total stockholders’ equity	6,224	9,252
Total liabilities and stockholders’ equity	$6,481,035	$6,715,517

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

INTEREST INCOME	$454,258	$407,855	$1,166,907	$679,811

INTEREST EXPENSE	451,305	403,599	1,160,312	668,206

Net interest income	2,953	4,256	6,595	11,605

NON-INTEREST INCOME:
Change in fair value of net trust assets, excluding REO	54,912	(11,161)	187,842	(7,633)
Losses from real estate owned	(46,723)	(4,830)	(174,923)	(9,086)
Non-interest income - net trust assets	8,189	(15,991)	12,919	(16,719)

Change in fair value of long-term debt	329	(997)	341	(5,020)
Real estate advisory fees	-	4,696	-	8,540
Mortgage and real estate services fees	13,233	1,612	18,782	4,155
Other	(185)	(68)	(226)	(713)
Total non-interest income	21,566	(10,748)	31,816	(9,757)

NON-INTEREST EXPENSE:
General and administrative	6,110	4,925	10,449	8,912
Personnel expense	10,359	2,820	16,637	5,150
Total non-interest expense	16,469	7,745	27,086	14,062
Net earnings (loss) from continuing operations before income taxes	8,050	(14,237)	11,325	(12,214)
Income tax expense from continuing operations	20	2,202	2,018	8,728
Net earnings (loss) from continuing operations	8,030	(16,439)	9,307	(20,942)
Net loss from discontinued operations, net of tax	(4,195)	(11,048)	(6,591)	(10,360)
Net earnings (loss)	3,835	(27,487)	2,716	(31,302)
Cash dividends on preferred stock	(7,443)	(3,722)	(7,443)	(7,443)
Net loss attributable to common stockholders	$(3,608)	$(31,209)	$(4,727)	$(38,745)

Net loss per common share - basic and diluted:
Earnings (loss) from continuing operations	$0.08	$(2.65)	$0.24	$(3.73)
Loss from discontinued operations	(0.55)	(1.45)	(0.86)	(1.36)
Net loss per share attributable to common stockholders	$(0.47)	$(4.10)	$(0.62)	$(5.09)

See accompanying notes to consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Six Months
	Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss) from continuing operations	$9,307	$(20,942)

Losses from real estate owned	174,923	9,086
Amortization and impairment of deferred charge, net	1,998	8,728
Amortization and impairment of mortgage servicing rights	-	948
Change in fair value of net trust assets, excluding REO	(297,870)	(63,734)
Change in fair value of long-term debt	(341)	5,020
Accretion of interest income and expense	381,079	(25,191)
Stock-based compensation	2,858	653
Net cash (used in) provided by operating activities of discontinued operations	(1,864)	91,219
Net change in other assets and liabilities	(63,288)	(41,444)
Net cash provided by (used in) operating activities	206,802	(35,657)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in securitized mortgage collateral	439,369	1,342,015
Net change in mortgages held-for-investment	397	22
Purchase of premises and equipment	(284)	386
Purchase of short-term investments	(5,041)	-
Net principal change on investment securities available-for-sale	2,593	1,196
Proceeds from the sale of real estate owned	407,573	197,796
Net cash provided by investing activities of discontinued operations	5,949	11,805
Net cash provided by investing activities	850,556	1,553,220

CASH FLOWS FROM FINANCING ACTIVITIES:
Settlement of trust preferred securities	(3,900)	-
Repurchase of preferred stock	(1,259)	-
Preferred stock dividends paid	(7,443)	(7,443)
Repayment of securitized mortgage borrowings	(1,042,689)	(1,393,987)
Net cash used in financing activities of discontinued operations	(16,969)	(116,465)
Net cash used in financing activities	(1,072,260)	(1,517,895)

Net change in cash and cash equivalents	(14,902)	(332)
Cash and cash equivalents at beginning of period	46,228	26,462
Cash and cash equivalents at end of period - Continuing Operations	30,694	25,971
Cash and cash equivalents at end of period - Discontinued Operations	632	159
Cash and cash equivalents at end of period	$31,326	$26,130

NON-CASH TRANSACTIONS (Continuing and Discontinued Operations):
Transfer of loans held-for-sale and held-for-investment to real estate owned	$9,555	$-
Transfer of securitized mortgage collateral to real estate owned	192,388	435,038

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Note A—Summary of Business, Significant Accounting Policies and Legal Proceedings

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

In the first quarter of 2009, the Company created a new subsidiary, Integrated Real Estate Service Corporation (IRES), which includes mortgage and real estate related fee-based businesses and entities.

The Company’s operations include its continuing and discontinued operations.  The continuing operations primarily include the long-term mortgage portfolio (residual interests in securitizations reflected as net trust assets and liabilities in the consolidated balance sheets), and the mortgage and real estate related fee-based businesses.  The discontinued operations include the former non-conforming mortgage and retail operations conducted by IFC, commercial operations conducted by ICCC, and warehouse lending operations conducted by IWLG.

During the first quarter of 2009, the Company revoked its election to be taxed as a REIT, effective January 1, 2009.  As a result of revoking this election, the Company will be subject to income taxes as a regular corporation. As of December 31, 2008, the Company had estimated federal and California net operating loss carryforwards of $353.6 million and $526.1 million, respectively.  These amounts are subject to change based on the completion and filing of the Company’s income tax returns.

The information contained throughout this document is presented on a continuing basis, unless otherwise stated.

Financial Statement Presentation

The accompanying unaudited consolidated financial statements of IMH and its subsidiaries (as defined above) have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  These interim period condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the United States Securities and Exchange Commission (SEC).

All significant inter-company balances and transactions have been eliminated in consolidation. In addition, certain amounts in the prior periods’ consolidated financial statements have been reclassified to conform to the current year presentation.

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these consolidated financial statements in conformity with GAAP.  The items affected by management’s estimates and assumptions include the valuation of trust assets and liabilities, the valuation of repurchase liabilities related to sold loans, the valuation of long-term debt, and the valuation of loans held-for-sale.  Actual results could differ from those estimates and assumptions.

Market Conditions and Status of Operations

The economy continued to contract in the first half of 2009.  Labor markets deteriorated rapidly as U.S. firms reduced the number of jobs driving the U.S. unemployment rate higher in June.  Higher unemployment and weaker overall economic conditions have led to a significant increase in the number of defaults, while continued weak housing prices have driven a significant increase in loss severities. Defaults continue to remain elevated as the economy and housing market continues to struggle.  The credit performance of the Company’s long-term mortgage portfolio continues to be negatively affected by these economic conditions.  Delinquencies and nonperforming loans and assets continue to increase as a percentage of loans outstanding.  Additional deterioration in the overall economic environment, including continued deterioration in the labor market, could cause delinquencies to increase beyond the Company’s current expectations, resulting in additional increases in losses and reductions in fair value.  Offsetting these losses and reductions in fair value were increases in the fair value of the Company’s trust assets and trust liabilities as a result of accounting guidance adopted during the quarter, which clarified the use of quoted prices in determining fair values in markets that are inactive, thus moderating the need to use distressed prices in valuing financial asset and liabilities in illiquid markets as the Company had used in prior periods.  Refer to Note A2 – Recent Accounting Pronouncements for additional information.

During the first quarter of 2009, the Company initiated various mortgage and real estate related fee-based businesses, including loan modifications, real estate disposition, monitoring and surveillance services, real estate brokerage and lending services and escrow services, and has begun to generate revenues from these businesses.  For the three and six month periods ended June 30, 2009, mortgage and real estate services fees were $13.2 million and $18.8 million, respectively.  However, since these businesses are newly formed and currently generate fees primarily from the Company’s long-term mortgage portfolio, there remains uncertainty about their future success, including providing services to the marketplace.

In January 2009, the Company purchased and canceled $25.0 million in outstanding trust preferred securities of Impac Capital Trust #2 for $3.75 million and terminated the remaining debt.

In May 2009, the Company exchanged an aggregate of $51.3 million in trust preferred securities of Impac Capital Trusts #1 and #3 for junior subordinated notes with an aggregate principal balance of $62.0 million, with a maturity date in March 2034. Under the terms of the exchange, the interest rate for each note was reduced from the original 8.01 percent to 2.00 percent through 2013 with increases of 1.00 percent per year through 2017. Starting in 2018, the interest rates become variable at 3-month LIBOR plus 375 basis points. In connection with the exchange, the Company paid a fee of $0.5 million.  Refer to Note H – Long-term Debt for additional information.

In June 2009, the Company purchased and canceled $1.0 million in outstanding trust preferred securities of Impac Capital Trust #4 for $150 thousand.

As of July 30, 2009, the Company is current and no longer deferring interest on trust preferred securities.

In August 2009, the Company purchased and canceled $2.5 million in outstanding trust preferred securities of Impac Capital Trust #4 for $375 thousand, resulting in $8.5 million in outstanding trust preferred securities.  Refer to Note J – Subsequent Events for additional information.

As a result of the restructuring of $51.3 million and purchase and cancelation of $36.5 million in outstanding trust preferred securities, the Company reduced its annual interest expense obligation from $7.8 million to $2.0 million.  With the restructuring and purchase and cancelations of trust preferred securities, the Company has $8.5 million in outstanding trust preferred securities of Impac Capital Trust #4 and $62.0 million in outstanding junior subordinated notes.

In June 2009, the Company completed the Offer to Purchase and Consent Solicitation (the “Offer to Purchase”) of all of its 9.375% Series B Cumulative Redeemable Preferred Stock and 9.125% Series C Cumulative Redeemable Preferred Stock. The Series B Preferred Stock had a liquidation preference of $50 million and the Series C Preferred Stock had a liquidation preference of $111.8 million, for a total of $161.8 million. Upon expiration of the Offer to Purchase, holders of approximately 67.7% of the Preferred Stock tendered an aggregate of 4,378,880 shares. Stockholders of the Company’s Series B Preferred Stock tendered 1,323,844 shares at $0.29297 per share for $388 thousand. Stockholders of the Company’s Series C Preferred Stock tendered 3,055,036 shares at $0.28516 per share for $871 thousand. The aggregate purchase price for the Preferred Stock was $1.3 million. In addition, in connection with completing the Offer to Purchase, the Company paid $7.4 million accumulated but unpaid dividends on its Preferred Stock.  With the total cash payment of $8.7 million, the Company eliminated $109.5 million of liquidation preference on its Preferred Stock.  After the completion of the Offer to Purchase, the Company has outstanding $52.3 million liquidation preference of Series B and Series C Preferred Stock.

With completion of the Offer to Purchase and modification to the terms of the Series B Preferred Stock and Series C Preferred Stock, the Company eliminated its $14.9 million annual preferred dividend obligation.  Refer to Note I – Preferred Stock Repurchase for additional information.

2.	Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 165, Subsequent Events (SFAS 165), which establishes general standards of and accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 is effective for interim and annual periods ending after June 15, 2009.  The adoption of SFAS 165 did not have an impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued three FASB Staff Positions (FSP) related to fair value measurements:

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

FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of market activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly.  It acknowledges that in these circumstances quoted prices may not be determinative of fair value. This FSP emphasizes that even if there has been a significant decrease in the volume and level of market activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. Prior to issuance of this FSP 157-4, many companies, including the Company, interpreted SFAS 157 to emphasize the use of most recently available quoted market prices in determining fair value, regardless of whether markets had experienced a significant decline in the volume and level of activity relative to normal conditions or increased frequency of transactions that are not orderly.

Under the provisions of FSP 157-4, quoted prices for assets or liabilities in inactive markets may require adjustment due to uncertainty as to whether the underlying transactions are orderly.  There is little information, if any, to evaluate if individual transactions are orderly in an inactive market.   Accordingly, the Company is required to evaluate the facts and circumstances to determine whether the transaction is orderly based on the weight of the evidence.  FSP 157-4 does not designate a specific method for adjusting a transaction or quoted price, however, it does provide guidance for determining how much weight to give a transaction or quoted price.  Price quotes derived from transactions that are not orderly are not considered to be determinative of fair value and should be given less weight, if any, when measuring fair value.

FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of FSP 157-4 on April 1, 2009, resulted in an increase of $13.3 million included in change in fair value of net trust assets in the accompanying consolidated statements of operations.  Offsetting this increase at adoption were decreases in the fair values of trust assets and trust liabilities as a result of the Company increasing loss assumptions for its long-term mortgage portfolio due to increases in expected defaults and loss severities related to the weak economy and housing market.

FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods.  FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of FSP FAS 107-1 and APB 28-1 did not have a significant effect on the Company’s consolidated financial statements.

FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. For debt securities, the statement requires that an entity assess whether it (a) has the intent to sell the debt security or (b) more likely than not will be required to sell the debt security before its anticipated recovery.  If either of these conditions is met, the Company would be required to recognize other-than-temporary impairment. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of FSP FAS 115-2 and FAS 124-2 did not have a significant effect on the Company’s consolidated financial statements.

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

Effective, January 1, 2009, application of SFAS 157 to nonfinancial assets and liabilities is required.  As a result of the adoption of SFAS 157 for nonfinancial assets and liabilities, the Company has included additional disclosures as of and for the three and six months ended June 30, 2009 for nonrecurring fair value measurements related to its nonfinancial assets and liabilities.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles”—a replacement of FASB Statement No 162 (SFAS 168). Under SFAS 168, The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The issuance of SFAS 168 will not affect GAAP, however the Company will be required to eliminate references to the pre-codification accounting and reporting standard references in financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – An Amendment of FASB Statement 140” (SFAS 166) and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). SFAS 166 eliminates the concept of a qualifying special purpose entity (QSPE), creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. Former QSPEs will be evaluated for consolidation based on the provisions of SFAS 167, which changes the approach to determining a VIE’s primary beneficiary and requires companies to more frequently reassess whether they must consolidate or deconsolidate VIEs. The Company is currently evaluating the impact of these new pronouncements on its financial statements. While management of the Company has not completed its evaluation, the Company may be required to deconsolidate certain securitization trust assets and trust liabilities that are currently consolidated within the Company’s financial statements because certain of these trusts may be VIEs of the Company, but the Company may not be the primary beneficiary.  In addition, the Company has two unconsolidated trusts that may be VIEs of the Company and the Company may be the primary beneficiary, in which case the Company would be required to consolidate the related trust assets and liabilities.

3.	Income Taxes and Deferred Charge

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

As of December 31, 2008, the Company had estimated federal and California net operating loss carryforwards of $353.6 million and $526.1 million, respectively.  As of December 31, 2008, the Company’s taxable REIT subsidiary had an estimated federal net operating loss tax carryforward of $293.4 million. The federal net operating loss carryforward of the Company’s taxable REIT subsidiary, utilization of which may be limited to the Company’s taxable REIT subsidiary, begins to expire in the year 2027. As of December 31, 2008, the Company and the Company’s taxable REIT subsidiary had net deferred tax assets of approximately $547.9 million and $100.0 million, respectively. These amounts are subject to change based on the completion and filing of the Company’s income tax returns.  The Company recorded a full valuation allowance against the net deferred tax assets as it believes that as of June 30, 2009 it is more likely than not that the net deferred tax assets will not be recoverable.

In accordance with Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” the Company records a deferred charge representing the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH in prior years. The deferred charge is included in other assets in the accompanying consolidated balance sheets and is amortized as a component of income tax expense in the accompanying consolidated statements of operations over the estimated life of the mortgages retained in the securitized mortgage collateral. The Company recorded a tax expense of $20 thousand and $2.0 million for the three and six months ended June 30, 2009, compared to $2.2 million and $8.7 million for the three and six months ended June 30, 2008, respectively.  The tax expense is primarily the result of the amount of the deferred charge amortized and/or impaired resulting from credit losses, which does not result in any tax liability required to be paid.

4.	Legal Proceedings

The Company is party to litigation and claims which are normal in the course of our operations.

In June 2009, the Company entered into a settlement agreement for an insignificant amount with plaintiffs in a purported class action matter entitled Vincent Marshell v. Impac Funding Corporation, et al., as further described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, requiring that all claims be dismissed with prejudice, with no admission of wrongdoing on the part of any defendant.

Please refer to IMH’s report on Form 10-K for the year ended December 31, 2008 for a description of other litigation and claims.

We believe that we have meritorious defenses to the above claims and intend to defend these claims vigorously and as such the Company believes the final outcome of such matters will not have a material adverse effect on our financial condition or results of operations. Nevertheless, litigation is uncertain and we may not prevail in the lawsuits and can express no opinion as to their ultimate resolution. An adverse judgment in any of these matters could have a material adverse effect on our financial position and results of operations.

Note B—Fair Value of Financial Instruments

The use of fair value to measure the Company’s financial instruments is fundamental to its consolidated financial statements and is a critical accounting estimate because a substantial portion of its assets and liabilities are recorded at estimated fair value.

The Company adopted FSP 157-4 effective April 1, 2009. FSP 157-4 addresses measuring fair value under SFAS 157 in situations where the volume and level of market activity has significantly decreased and transactions are not orderly. Under the provisions of the FSP 157-4, transactions or quoted prices may not be determinative of fair value for assets or liabilities in inactive markets.

Prior to adoption of the FSP 157-4, the Company used independent broker quoted prices (unadjusted and non-binding quotes) to measure fair value for substantially all of its securitized mortgage borrowings.  In connection with the adoption, the Company determines when the level and volume of activity has declined significantly in relation to normal market conditions.  FSP 157-4 guidance suggests less weight, if any, shall be applied on a transaction or price quote based on a market that is not orderly.  Furthermore, the nature of the quote (indicative price or binding offer) should be considered when weighting the available evidence.  In the absence of price quotes based on orderly transactions, the Company may use valuation techniques that reflect market participant assumptions.

For securitized mortgage collateral and securitized mortgage borrowings, the underlying Alt-A residential and commercial loans and mortgage-backed securities market has experienced a significant decline in market activity with a lack of orderly transactions.  The methodology used to measure fair value included the use of internal pricing techniques such as the net present value of future expected cash flows (with observable market participant assumptions, where available) discounted at a rate of return based on market participant requirements.  The significant assumptions utilized in the internal pricing techniques, which were based on the characteristics of the underlying collateral, included estimated credit losses, estimated prepayment speeds and appropriate discount rates.  For the impact of adopting FSP 157-4 to our consolidated financial statements, see Note 2 – Recent Accounting Pronouncements.

The following table presents the fair value of financial instruments included in the consolidated financial statements as of the periods indicated:

	June 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$30,694	$30,694	$46,215	46,215
Restricted cash	1,250	1,250	1,243	1,243
Short-term investments	5,026	5,054	-	-
Investment securities available-for-sale	1,332	1,332	2,068	2,068
Securitized mortgage collateral	6,018,391	6,018,391	5,894,424	5,894,424
Derivative assets	179	179	37	37

Liabilities
Securitized mortgage borrowings	$6,080,637	$6,080,637	$6,193,984	$6,193,984
Derivative liabilities	184,851	184,851	273,584	273,584
Long-term debt	9,797	9,797	15,403	15,403

The estimated fair value amounts above have been determined by management using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop the estimates of fair value in both inactive and orderly markets. Accordingly, the estimates presented are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The carrying amount of cash and cash equivalents and restricted cash approximates fair value.  Short-term investments are recorded at amortized cost.  The fair value of short-term investments is determined using quoted prices in active markets.  Refer to Recurring fair value measurements below for a description of the valuation methods used to determine the fair value of investment securities available for sale, securitized mortgage collateral and borrowings, derivative assets and liabilities and long-term debt.

Recurring fair value measurements

The application of fair value estimates may be on a recurring or non-recurring basis depending on the accounting principles applicable to the specific asset or liability or whether management has elected to carry the item at its estimated fair value.

SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. These two types of inputs create the following fair value hierarchy:

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

The following tables present, the Company’s assets and liabilities that are measured at fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option at June 30, 2009 and December 31, 2008, based on the fair value hierarchy of SFAS 157:

	Recurring Fair Value Measurements
	As of June 30, 2009
	Level 1	Level 2	Level 3
Assets
Investment securities available-for-sale	$-	$-	$1,332
Securitized mortgage collateral	-	-	6,018,391
Total assets at fair value	$-	$-	$6,019,723

Liabilities
Securitized mortgage borrowings	$-	$-	$6,080,637
Derivative liabilities, net (1)	-	-	184,672
Long-term debt	-	-	9,797
Total liabilities at fair value	$-	$-	$6,275,106

(1)	Derivative liabilities, net includes $179 thousand in derivative assets and $184.9 million in derivative liabilities, included within trust assets and trust liabilities, respectively.

	Recurring Fair Value Measurements
	As of December 31, 2008
	Level 1	Level 2	Level 3
Assets
Investment securities available-for-sale	$-	$-	$2,068
Securitized mortgage collateral	-	-	5,894,424
Total assets at fair value	$-	$-	$5,896,492

Liabilities
Securitized mortgage borrowings	$-	$-	$6,193,984
Derivative liabilities, net (1)	-	-	273,547
Long-term debt	-	-	15,403
Total liabilities at fair value	$-	$-	$6,482,934

(1)	Derivative liabilities, net includes $37 thousand in derivative assets and $273.6 million in derivative liabilities, included within trust assets and trust liabilities, respectively.

As a result of the lack of observable market data resulting from inactive markets, the Company has classified its investment securities available-for-sale, securitized mortgage collateral and borrowings, net derivative liabilities and long-term debt as Level 3 fair value measurements at June 30, 2009 and December 31, 2008.  Level 3 assets and liabilities were 100 percent of total assets and total liabilities at fair value at June 30, 2009 and December 31, 2008.

The following tables present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2009 and 2008:

	Level 3 Recurring Fair Value Measurements
	For the three months ended June 30, 2009
	Investment securities available-for- sale	Securitized mortgage collateral	Securitized mortgage borrowings	Derivative liabilities, net	Long-term debt
Fair value, March 31, 2009	$1,322	$5,505,729	$(5,691,028)	$(232,320)	$(11,090)
Total gains (losses) included in earnings:
Interest income (1)	53	233,411	-	-	-
Interest expense (1)	-	-	(417,215)	-	(325)
Change in fair value of net trust assets, excluding REO	805	594,624	(536,336)	(4,181)	-
Change in fair value of long-term debt	-	-	-	-	329
Total gains (losses) included in earnings	858	828,035	(953,551)	(4,181)	4
Transfers in and/or out of Level 3	-	-	-	-	-
Purchases, issuances and settlements	(848)	(315,373)	563,942	51,829	1,289
Fair value, June 30, 2009	$1,332	$6,018,391	$(6,080,637)	$(184,672)	$(9,797)

Unrealized gains (losses) still held (2)	$27	$(7,070,940)	$8,303,670	$(187,188)	$63,823

(1)
Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.  The total net interest income, including cash received and paid, was $3.0 million for the three months ended June 30, 2009, as reflected in the consolidated statements of operations.

(2)	Represents the amount of unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held at June 30, 2009.

	Level 3 Recurring Fair Value Measurements
	For the three months ended June 30, 2008
	Investment securities available-for- sale	Securitized mortgage collateral	Securitized mortgage borrowings	Long-term debt
Fair value, March 31, 2008	$10,621	$966,958	$(998,395)	$(45,129)
Total gains (losses) included in earnings:
Interest income (1)	199	10,306	-	-
Interest expense (1)	-	-	(6,275)	(140)
Change in fair value of net trust assets, excluding REO	(1,517)	2,275	(6,113)	-
Change in fair value of long-term debt	-	-	-	(997)
Total (losses) gains included in earnings	(1,318)	12,581	(12,388)	(1,137)
Transfers in and/or out of Level 3 (2)	-	(645,986)	661,157	-
Purchases, issuances and settlements	(659)	(35,364)	32,658	-
Fair value, June 30, 2008	$8,644	$298,189	$(316,968)	$(46,266)

Unrealized (losses) gains still held (3)	$(2,461)	$(128,861)	$131,747	$54,115

(1)
Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.  The total net interest income, including cash received and paid, was $4.3 million for the three months ended June 30, 2008, as reflected in the consolidated statements of operations.

(2)	Transfers in and/or out of Level 3 are reflected using values as of the beginning of the period.
(3)	Represents the amount of unrealized (losses) gains relating to assets and liabilities classified as Level 3 that are still held at June 30, 2008.

	Level 3 Recurring Fair Value Measurements
	For the six months ended June 30, 2009
	Investment securities available-for- sale	Securitized mortgage collateral	Securitized mortgage borrowings	Derivative liabilities, net	Long-term debt
Fair value, December 31, 2008	$2,068	$5,894,424	$(6,193,984)	$(273,547)	$(15,403)
Total gains (losses) included in earnings:
Interest income (1)	147	710,121	-	-	-
Interest expense (1)	-	-	(1,091,022)	-	(325)
Change in fair value of net trust assets, excluding REO	1,710	45,603	160,867	(20,338)	-
Change in fair value of long-term debt	-	-	-	-	341
Total gains (losses) included in earnings	1,857	755,724	(930,155)	(20,338)	16
Transfers in and/or out of Level 3	-	-	-	-	-
Purchases, issuances and settlements	(2,593)	(631,757)	1,043,502	109,213	5,590
Fair value, June 30, 2009	$1,332	$6,018,391	$(6,080,637)	$(184,672)	$(9,797)

(1)
Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.  The total net interest income, including cash received and paid, was $6.6 million for the six months ended June 30, 2009, as reflected in the consolidated statements of operations.

	Level 3 Recurring Fair Value Measurements
	For the six months ended June 30, 2008
	Investment securities available-for-sale	Securitized mortgage collateral	Securitized mortgage borrowings	Long-term debt
Fair value, January 1, 2008	$15,248	$782,574	$(767,704)	$(40,952)
Total gains (losses) included in earnings:
Interest income (1)	399	10,217	-	-
Interest expense (1)	-	-	(15,176)	(294)
Change in fair value of net trust assets, excluding REO	(5,807)	(246,707)	280,991	-
Change in fair value of long-term debt	-	-	-	(5,020)
Total (losses) gains included in earnings	(5,408)	(236,490)	265,815	(5,314)
Transfers in and/or out of Level 3 (2)	-	(119,516)	98,688	-
Purchases, issuances and settlements	(1,196)	(128,379)	86,233	-
Fair value, June 30, 2008	$8,644	$298,189	$(316,968)	$(46,266)

(1)
Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.  The total net interest income, including cash received and paid, was $11.6 million for the six months ended June 30, 2008, as reflected in the consolidated statements of operations.

(2)	Transfers in and/or out of Level 3 are reflected using values as of the beginning of the period.

The following is a description of the measurement techniques for items recorded at fair value on a recurring basis.

Investment securities available-for-sale — The Company elected to carry all of its investment securities available-for-sale at fair value. The investment securities consist primarily of non-investment grade mortgage-backed securities. The fair value of the investment securities are measured based upon the Company’s expectation of inputs that other market participants would use. Such assumptions include judgments about the underlying collateral, prepayment speeds, credit losses, forward interest rates and certain other factors. Given the market disruption and lack of observable market data as of June 30, 2009 and December 31, 2008, the fair value of the investment securities available-for-sale were measured using significant internal expectations of market participants’ assumptions.

Securitized mortgage collateral — The Company elected to carry all of its securitized mortgage collateral at fair value. These assets consist primarily of non-conforming mortgage loans securitized between 2002 and 2007. Fair value measurements are based on the Company’s internal models used to compute the net present value of future expected cash flows, with observable market participant assumptions, where available. The Company’s assumptions include its expectations of inputs that other market participants would use in pricing these assets. These assumptions include judgments about the underlying collateral, prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors.  As of June 30, 2009, securitized mortgage collateral had an unpaid principal balance of $13.1 billion, compared to an estimated fair value of $6.0 billion. The aggregate unpaid principal balance exceeds the fair value by $7.1 billion at June 30, 2009.  As of June 30, 2009, the unpaid principal balance of loans 90 days or more past due was $2.9 billion compared to an estimated fair value of $0.9 billion. The aggregate unpaid principal balances of loans 90 days or more past due exceed the fair value by $2.0 billion at June 30, 2009.

Securitized mortgage borrowings — The Company elected to carry all of its securitized mortgage borrowings at fair value. These borrowings consist of individual tranches of bonds issued by securitization trusts and are primarily backed by non-conforming mortgage loans. Fair value measurements include the Company’s judgments about the underlying collateral assumptions such as prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of June 30, 2009, securitized mortgage borrowings had an outstanding principal balance of $13.8 billion compared to an estimated fair value of $6.1 billion. The aggregate outstanding principal balance exceeds the fair value by $7.7 billion at June 30, 2009.

Long-term debt — The Company elected to carry all of its long-term debt (consisting of trust preferred securities and junior subordinated notes) at fair value. These securities were measured based upon an analysis prepared by the Company, which considered the Company’s own credit risk, including consideration of recent settlements with trust preferred debt holders and discounted cash flow analysis of junior subordinated notes.  As of June 30, 2009, long-term debt had an unpaid principal balance of $73.6 million compared to an estimated fair value of $9.8 million. The aggregate unpaid principal balance exceeds the fair value by $63.8 million at June 30, 2009.

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

The following tables present changes in fair value of recurring fair value measurements for the three and six months ended June 30, 2009 and 2008, respectively:

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Loss
	For the three months ended June 30, 2009
			Change in Fair Value of
	Interest Income (1)	Interest Expense (1)	Net Trust Assets		Long-term Debt	Total
Investment securities available-for-sale	$53	$-	$805		$-	$858
Securitized mortgage collateral	233,411	-	594,624		-	828,035
Securitized mortgage borrowings	-	(417,215)	(536,336)		-	(953,551)
Derivative instruments, net	-	-	(4,181	) (2)	-	(4,181)
Long-term debt	-	(325)	-		329	4
Total	$233,464	$(417,540)	$54,912		$329	$(128,835)

(1)
Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.  The total net interest income, including cash received and paid, was $3.0 million for the three months ended June 30, 2009, as reflected in the consolidated statements of operations.

(2)
Included in this amount is $48.0 million in changes in the fair value of derivative instruments, offset by $52.2 million in cash payments from the securitization trusts for the three months ended June 30, 2009.

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Loss
	For the three months ended June 30, 2008
			Change in Fair Value of
	Interest Income (1)	Interest Expense (1)	Net Trust Assets	Long-term Debt	Total
Investment securities available-for-sale	$198	$-	$(1,517)	$-	$(1,319)
Securitized mortgage collateral	125,700	-	(19,062)	-	106,638
Securitized mortgage borrowings	-	(269,159)	(88,886)	-	(358,045)
Derivative instruments, net	-	-	98,304 (2)	-	98,304
Long-term debt	-	(140)	-	(997)	(1,137)
Total	$125,898	$(269,299)	$(11,161)	$(997)	$(155,559)

(1)
Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.  The total net interest income, including cash received and paid, was $4.3 million for the three months ended June 30, 2008, as reflected in the consolidated statements of operations.

(2)
Included in this amount is $143.8 million in changes in the fair value of derivative instruments offset by $45.5 million in cash payments from the securitization trusts for the three months ended June 30, 2008.

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Loss
	For the six months ended June 30, 2009
			Change in Fair Value of
	Interest Income (1)	Interest Expense (1)	Net Trust Assets		Long-term Debt	Total
Investment securities available-for-sale	$147	$-	$1,710		$-	$1,857
Securitized mortgage collateral	710,121	-	45,603		-	755,724
Securitized mortgage borrowings	-	(1,091,022)	160,867		-	(930,155)
Derivative instruments, net	-	-	(20,338	)(2)	-	(20,338)
Long-term debt	-	(325)	-		341	16
Total	$710,268	$(1,091,347)	$187,842	(3)	$341	$(192,896)

(1)
Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.  The total net interest income, including cash received and paid, was $6.6 million for the six months ended June 30, 2009, as reflected in the consolidated statements of operations.

(2)
Included in this amount is $89.7 million in changes in the fair value of derivative instruments, offset by $110.0 million in cash payments from the securitization trusts for the six months ended June 30, 2009.

(3)
For the six months ended June 30, 2009, change in the fair value of trust assets, excluding REO was $187.8 million.  Excluded from the $297.9 million change in fair value of net trust assets, excluding REO, in the accompanying consolidated statement of cash flows is $110.0 million in cash payments from the securitization trusts related to the Company’s net derivative liabilities.

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Loss
	For the six months ended June 30, 2008
			Change in Fair Value of
	Interest Income (1)	Interest Expense (1)	Net Trust Assets		Long-term Debt	Total
Investment securities available-for-sale	$399	$-	$(5,807)		$-	$(5,408)
Securitized mortgage collateral	96,908	-	(3,248,563)		-	(3,151,655)
Securitized mortgage borrowings	-	(345,675)	3,330,248		-	2,984,573
Derivative instruments, net	-	-	(83,511	)(2)	-	(83,511)
Long-term debt	-	(294)	-		(5,020)	(5,314)
Total	$97,307	$(345,969)	$(7,633	)(3)	$(5,020)	$(261,315)

(1)
Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.  The total net interest income, including cash received and paid, was $11.6 million for the six months ended June 30, 2008, as reflected in the consolidated statements of operations.

(2)
Included in this amount is $12.2 million in changes in the fair value of derivative instruments and $71.3 million in cash payments from the securitization trusts for the six months ended June 30, 2009.

(3)
For the six months ended June 30, 2008, change in the fair value of trust assets, excluding REO was ($7.6) million.  Excluded from the $63.7 million change in fair value of net trust assets, excluding REO, in the accompanying consolidated statement of cash flows is $71.3 million in cash payments from the securitization trusts related to the Company’s net derivative liabilities.

In connection with the fair value option election for investment securities available-for-sale and securitized mortgage collateral and borrowings, interest income and interest expense is recognized using effective yields basedon estimated fair values for these instruments.  As the market’s expectation of future credit losses has increased between periods, market participants have demanded higher yields, which have resulted in significant reductions in the fair values of these instruments.  These reductions in fair value have significantly increased the effective yields used for purposes of recognizing interest income and interest expense on these instruments.

The change in fair value of the asset and liabilities above, excluding derivative instruments, are primarily due to the changes in credit risk.  The change in fair value for derivative instruments is primarily due to the change in the forward LIBOR curve.

 Non-recurring fair value measurements

The Company is required to measure certain assets and liabilities at fair value from time-to-time. These fair value measurements typically result from the application of specific accounting pronouncements under GAAP. The fair value measurements are considered non-recurring fair value measurements under SFAS 157.

Loans held-for-sale - Loans held-for-sale for which the fair value option was not elected are carried at lower of cost or market (LOCOM). When available, such measurements are based upon what secondary markets offer for portfolios with similar characteristics, and are considered Level 2 measurements. If market pricing is not available, such measurements are significantly impacted by the Company’s expectations of other market participants’ assumptions, and are considered Level 3 measurements. The Company utilizes internal pricing processes to estimate the fair value of loans held-for-sale, which is based on recent loan sales and estimates of the fair value of the underlying collateral. Loans held-for-sale, which are primarily included in assets of discontinued operations, are considered Level 3 fair value measurements at June 30, 2009 and December 31, 2008 based on the lack of observable market inputs.

Real estate owned - REO consists of residential real estate acquired in satisfaction of loans.  Upon foreclosure, REO is adjusted to the estimated fair value of the residential real estate less estimated selling and holding costs, offset by expected mortgage insurance proceeds to be received, if any.  Subsequently, REO is recorded at the lower of carrying value or estimated fair value less costs to sell.  Fair values of REO are generally based on appraisals or market prices, and considered Level 2 measurements at June 30, 2009 and December 31, 2008.

Lease liability — In connection with the discontinuation of our non-conforming mortgage, retail mortgage, warehouse lending and commercial operations, a significant amount of office space that was previously occupied is no longer being used by the Company. The Company has subleased a significant amount of this office space.  The Company has recorded a liability, included within discontinued operations, representing the present value of the minimum lease payments over the remaining life of the lease, offset by the expected proceeds from sublet revenue related to this office space.  This liability is based on the present value techniques that incorporate the Company’s judgments about estimated sublet revenue and discount rates.  Therefore, this liability is considered a Level 3 measurement at June 30, 2009 and December 31, 2008.

The following tables present the fair values of those financial assets measured at fair value on a non-recurring basis at June 30, 2009 and December 31, 2008:

	Non-recurring Fair Value Measurements			Total Gains (Losses)
	As of June 30, 2009			For the Three Months Ended	For the Six Months Ended
	Level 1	Level 2	Level 3	June 30, 2009	June 30, 2009
Loans held-for-sale (1)	$-	$-	$85,235	$(7,445)	$(7,517)
REO (2)	-	172,019	-	(9,580)	(95,238)
Lease liability (3)	-	-	(3,935)	2,503	2,560

(1)	Includes $0.3 million and $84.9 million of loans held-for-sale within continuing and discontinued operations, respectively at June 30, 2009.
(2)
Includes $167.3 million and $4.7 million in REO within continuing and discontinued operations, respectively at June 30, 2009 which had additional impairment write-downs subsequent to the date of foreclosure.  For the three months ended June 30, 2009, the $9.6 million loss related to additional impairment write-downs during the period included $9.1 million and $0.5 million within continuing and discontinued operations, respectively. For the six months ended June 30, 2009, the $95.2 million loss related to additional impairment write-downs during the period included $93.3 million and $1.9 million within continuing and discontinued operations, respectively.

(3)
Amounts are included in discontinued operations.  For the three and six months ended June 30, 2009, the Company recorded $2.5 million and $2.6 million in gains resulting from reductions in lease liabilities as a result of changes in our expected minimum future lease payments, respectively.

	Non-recurring Fair Value Measurements			Total Losses
	As of December 31, 2008			For the Year Ended
	Level 1	Level 2	Level 3	December 31, 2008
Loans held-for-sale (1)	$-	$-	$108,223	$45,960

(1)	Includes $0.4 million and $107.8 million of loans held-for-sale within continuing and discontinued operations, respectively at December 31, 2008.

Note C— Stock Options

The fair value of options granted, which is amortized to expense over the option vesting period, is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions:

	Six Months
	Ended June 30,
	2009	2008
Risk-free interest rate	2.86%	1.88% to 2.13%
Expected lives (in years)	5.50	3.25
Expected volatility (1)	259.16%	87.3% - 89.9%
Expected dividend yield (2)	0.00%	0.00%
Grant date fair value of share options	$0.53	$7.14 - 7.76

(1)	Expected volatilities are based on the historical volatility of the Company’s stock over the expected option life.
(2)	Expected dividend yield is zero because a dividend on the common stock was not probable over the expected life of the options granted during the six months ended June 30, 2009 and 2008.

The following table summarizes activity, pricing and other information for the Company’s stock options for the six months ended June 30, 2009:

		Weighted-
		Average
	Number of	Exercise
	Shares	Price ($)
Options outstanding at January 1, 2009	1,140,186	$37.18
Options granted	842,300	0.53
Options exercised	-	-
Options forfeited / cancelled	(599,300)	27.62
Options outstanding at June 30, 2009	1,383,186	$19.00
Options exercisable at June 30, 2009	221,097	$81.20

As of June 30, 2009, there was approximately $1.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plan. This cost is expected to be recognized over a weighted average period of 0.8 years.

In April 2009, the Company’s officers and directors gave notice of the surrender of an aggregate of 581,000 options and the Board accepted and approved the cancellation of those listed options.  In connection with the cancellation of these options, the Company recognized non-cash compensation expense of approximately $1.7 million during the second quarter.

Note D—Reconciliation of Earnings Per Share

The following table presents the computation of basic and diluted net earnings per share including the dilutive effect of stock options and preferred stock outstanding for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Numerator for basic earnings per share:
Net earnings (loss) from continuing operations	$8,030	$(16,439)	$9,307	$(20,942)
Net loss from discontinued operations	(4,195)	(11,048)	(6,591)	(10,360)
Less: Cash dividends on preferred stock	(7,443)	(3,722)	(7,443)	(7,443)
Net loss attributable to common stockholders	$(3,608)	$(31,209)	$(4,727)	$(38,745)
Denominator for basic earnings per share:
Basic weighted average number of common shares outstanding during the period	7,618	7,610	7,618	7,610
Denominator for diluted earnings per share:
Diluted weighted average number of common shares outstanding during the period	7,618	7,610	7,618	7,610
Net effect of dilutive stock options	-	-	-	-
Diluted weighted average common shares	7,618	7,610	7,618	7,610

Net loss per common share - basic and diluted:
Earnings (loss) from continuing operations	$0.08	$(2.65)	$0.24	$(3.73)
Loss from discontinued operations	(0.55)	(1.45)	(0.86)	(1.36)
Net loss per share attributable to common stockholders	$(0.47)	$(4.10)	$(0.62)	$(5.09)

For the three and six months ended June 30, 2009, stock options to purchase 1.4 million shares were outstanding but not included in the above weighted average calculations because they were anti-dilutive.

For the three and six months ended June 30, 2008, stock options to purchase 1.3 million shares were outstanding but not included in the above weighted average calculations because they were anti-dilutive.

Note E—Segment Reporting

The Company has three reporting segments, consisting of the long-term mortgage portfolio, mortgage and real estate services and discontinued operations.  The following tables present the selected financial data and operating results by reporting segment for the periods indicated:

	Continuing Operations
		Mortgage and
	Long-term	Real Estate	Discontinued
	Portfolio	Services	Operations	Consolidated
Balance Sheet Items as of June 30, 2009:
Securitized mortgage collateral	$6,018,391	$-	$-	$6,018,391
Total assets	6,332,286	26,015	122,734	6,481,035
Total liabilities	6,280,507	2,395	191,909	6,474,811
Total stockholders’ equity (deficit)	51,779	23,620	(69,175)	6,224

Balance Sheet Items as of December 31, 2008:
Securitized mortgage collateral	$5,894,424	$-	$-	$5,894,424
Total assets	6,574,464	-	141,053	6,715,517
Total liabilities	6,489,024	-	217,241	6,706,265
Total stockholders’ equity (deficit)	85,440	-	(76,188)	9,252

	Continuing Operations
		Mortgage and
	Long-term	Real Estate	Discontinued
	Portfolio	Services	Operations	Reclassifications (1)	Consolidated
Statement of Operations Items for the three months ended June 30, 2009:
Net interest income (expense)	$2,961	$(8)	$(665)	$665	$2,953
Non-interest income- net trust assets	8,189	-	-	-	8,189
Mortgage and real estate services fees	-	13,233	-	-	13,233
Other non-interest income (expense)	301	(157)	(6,859)	6,859	144
Non-interest expense and income taxes	(8,992)	(7,497)	3,329	(3,329)	(16,489)
Net earnings from continuing operations	$2,459	$5,571	-	-	$8,030
Net loss from discontinued operations, net of tax	$-	$-	$(4,195)	-	$(4,195)
Net earnings	$2,459	$5,571		(4,195)	$3,835

Statement of Operations Items for the six months ended June 30, 2009:
Net interest income (expense)	$6,601	$(6)	$(1,078)	$1,078	$6,595
Non-interest income- net trust assets	12,919	-	-	-	12,919
Mortgage and real estate services fees	-	18,782	-	-	18,782
Other non-interest income (expense)	301	(186)	(8,780)	8,780	115
Non-interest expense and income taxes	(17,539)	(11,565)	3,267	(3,267)	(29,104)
Net earnings from continuing operations	$2,282	$7,025	-	-	$9,307
Net loss from discontinued operations, net of tax	$-	$-	$(6,591)	-	$(6,591)
Net earnings	$2,282	$7,025		(6,591)	$2,716

	Continuing Operations
		Mortgage and
	Long-term	Real Estate	Discontinued
	Portfolio	Services	Operations	Reclassifications (1)	Consolidated
Statement of Operations Items for the three months ended June 30, 2008:
Net interest income	$4,256	$-	$1,543	$(1,543)	$4,256
Non-interest income- net trust assets	(15,991)	-	-	-	(15,991)
Mortgage and real estate services fees	-	1,612	-	-	1,612
Other non-interest income (expense)	4,464	(833)	(8,354)	8,354	3,631
Non-interest expense and income taxes	(9,535)	(412)	(4,237)	4,237	(9,947)
Net (loss) earnings from continuing operations	$(16,806)	$367	-	-	$(16,439)
Net loss from discontinued operations, net of tax	$-	$-	$(11,048)	-	$(11,048)
Net (loss) earnings	$(16,806)	$367		(11,048)	$(27,487)

Statement of Operations Items for the six months ended June 30, 2008:
Net interest income (expense)	$11,610	$(5)	$3,213	$(3,213)	$11,605
Non-interest income- net trust assets	(16,719)	-	-	-	(16,719)
Mortgage and real estate services fees	-	4,155	-	-	4,155
Other non-interest income	2,794	13	979	(979)	2,807
Non-interest expense and income taxes	(21,922)	(868)	(14,552)	14,552	(22,790)
Net (loss) earnings from continuing operations	$(24,237)	$3,295	-	-	$(20,942)
Net loss from discontinued operations, net of tax	$-	$-	$(10,360)	-	$(10,360)
Net (loss) earnings	$(24,237)	$3,295		(10,360)	$(31,302)

(1)	Amounts represent reclassifications of activity in the discontinued operations segment into net loss from discontinued operations, net of tax as presented in the consolidated statements of operations.

Note F—Real Estate Owned (REO)

Activity for the Company’s REO consisted of the following:

	At June 30, 2009	At December 31, 2008
REO	$338,614	$635,285
Impairment (1)	(63,567)	(35,533)
Ending balance	$275,047	$599,752

REO inside trusts	$274,481	$599,084
REO outside trusts (2)	566	668
Total	$275,047	$599,752

(1)	Impairment represents the cumulative write-downs of net realizable value subsequent to foreclosure.
(2)
Amount represents REO related to former on-balance sheet securitizations, which were collapsed as the result of the Company exercising its clean-up call options. This REO is included in other assets in the accompanying consolidated balance sheets.

Note G— Restructured Financing (Discontinued Operations)

The Company’s reverse repurchase financing, included in discontinued operations, is secured by the Company’s mortgage loans held-for-sale with an unpaid principal balance of $184.7 million, restricted cash of $19.9 million and certain REOs.  The following table presents the outstanding balance of the Company’s Restructured Financing as of the dates indicated:

	Discontinued Operations
	as of June 30,	as of December 31,
	2009	2008

Reverse repurchase line (1)	$171,708	$188,677

(1)	This line, which is guaranteed by IMH, is no longer funding loans and was restructured in 2008 as described below.

In September 2008, the Company entered into an agreement to restructure its reverse repurchase line (Restructured Financing) with its remaining lender. The balance of this Restructured Financing was $171.7 million at June 30, 2009 and collateralized by loans held-for-sale within discontinued operations. The agreement removed all technical defaults from financial covenant noncompliance and any associated margin calls for the term of the agreement. The agreement calls for certain targets including a reduction of the borrowings balance to $100 million by March 2010 with an advance rate of no more than 65 percent of the outstanding principal balance and $50 million by September 2010 with an advance rate of no more than 55 percent of the outstanding principal balance. By meeting these targets, the agreement term can extend to March 2011. At June 30, 2009, the advance rate was 78 percent. The agreement also calls for monthly payments of $1.5 million until the earlier of the Company raising capital or the end of the agreement term. If the Company is successful in raising capital, approximately 10 percent of the gross proceeds will be required to be paid as an additional payment and the monthly payment would then be reduced to $750,000. The interest rate is LIBOR plus 325 basis points, and all cash collected from the securing mortgage loans is required to be paid to the lender. To the extent the cash collected from the collateral is not adequate to pay the interest expense due on the borrowings, interest expense would be paid to the lender from the Company’s restricted cash account included in assets of discontinued operations or the Company’s cash balances. Accomplishing the restructuring of this reverse repurchase line allows the Company to timely manage the remaining loans on the line for the eventual collection, refinance, sale or securitization without the risk of receiving margin calls. Upon an event of default, the Company is responsible for any shortfall if the value of the loans securing the financing is insufficient to repay the outstanding balance.  During the three and six months ended June 30, 2009, the Company paid an additional $4.5 million and $9.0 million, respectively in payments, used by the lender to offset interest and settlement shortfalls, as required under the restructured terms.

Note H—Long-term Debt

The following table shows the composition of long-term debt as of the dates indicated:

	June 30,	December 31,
	2009	2008
Trust preferred securities:
Outstanding balance	$11,000	$88,250
Common securities	620	2,994
Fair value adjustment	(9,511)	(75,841)
Total trust preferred securities	2,109	15,403

Junior subordinated notes:
Outstanding balance	62,000	-
Fair value adjustment	(54,312)	-
Total junior subordinated notes	7,688	-

Total long-term debt	$9,797	$15,403

In January 2009, the Company purchased and canceled $25.0 million in outstanding trust preferred securities of Impac Capital Trust #2 for $3.75 million and terminated the remaining debt.

In May 2009, the Company exchanged an aggregate of $51.3 million in trust preferred securities of Impac Capital Trusts #1 and #3 for junior subordinated notes with an aggregate principal balance of $62.0 million, with a maturity date in March 2034. Under the terms of the exchange, the interest rate for each note was reduced from the original 8.01 percent to 2.00 percent through 2013 with increases of 1.00 percent per year through 2017. Starting in 2018, the interest rates become variable at 3-month LIBOR plus 375 basis points. In connection with the exchange, the Company paid a fee of $0.5 million.

In June 2009, the Company purchased and canceled $1.0 million in outstanding trust preferred securities of Impac Capital Trust #4 for $150 thousand.

As of July 30, 2009, the Company is current and no longer deferring interest on trust preferred securities.

In August 2009, the Company purchased and canceled $2.5 million in outstanding trust preferred securities of Impac Capital Trust #4 for $375 thousand, resulting in $8.5 million in outstanding trust preferred securities.

As a result of the restructuring of $51.3 million and purchase and cancelation of $36.5 million in outstanding trust preferred securities, the Company reduced its annual interest expense obligation from $7.8 million to $2.0 million. With the restructuring and purchase and cancelations of trust preferred securities, the Company has $8.5 million in outstanding trust preferred securities of Impac Capital Trust #4 and $62.0 million in outstanding junior subordinated notes.

Note I—Preferred Stock Repurchase

In June 2009, the Company completed the Offer to Purchase and Consent Solicitation (the “Offer to Purchase”) of all of its 9.375% Series B Cumulative Redeemable Preferred Stock and 9.125% Series C Cumulative Redeemable Preferred Stock. The Series B Preferred Stock had a liquidation preference of $50 million and the Series C Preferred Stock had a liquidation preference of $111.8 million, for a total of $161.8 million. Upon expiration of the Offer to Purchase, holders of approximately 67.7% of the Preferred Stock tendered an aggregate of 4,378,880 shares. Stockholders of the Company’s Series B Preferred Stock tendered 1,323,844 shares at $0.29297 per share for $388 thousand. Stockholders of the Company’s Series C Preferred Stock tendered 3,055,036 shares at $0.28516 per share for $871 thousand. The aggregate purchase price for the Preferred Stock was $1.3 million. In addition, in connection with completing the offer to purchase the Company paid $7.4 million accumulated but unpaid dividends on its Preferred Stock.  With the total cash payment of $8.7 million, the Company eliminated $109.5 million of liquidation preference on its Preferred Stock.  After the completion of the Offer to Purchase, the Company has outstanding $52.3 million liquidation preference of Series B and Series C Preferred Stock.

With completion of the Offer to Purchase and modification to the terms of the Series B Preferred Stock and Series C Preferred Stock, the Company eliminated its $14.9 million annual preferred dividend obligation.  Refer to Note I – Preferred Stock Repurchase for additional information.

As a condition to completing the offer to purchase, the common stockholders and preferred stockholders approved and consented to modify the terms of each of the Series B Cumulative Preferred Stock and Series C Preferred Stock to (i) make dividends, if any, non-cumulative, (ii) eliminate the provisions prohibiting the payment of dividends on junior stock and prohibiting the purchase or redemption of junior or parity stock if full cumulative dividends for all past dividend periods are not paid or declared and set apart for payment, (iii) eliminate any premiums payable upon the liquidation, dissolution or winding up of the Company, (iv) eliminate the provision prohibiting the Company from electing to redeem Preferred Stock prior to the fifth year anniversary of the issuance of such preferred stock, (v) eliminate the provision prohibiting the Company from redeeming less than all of the outstanding Preferred Stock if full cumulative dividends for all past dividend periods have not been paid or declared and set apart for payment, (vi) eliminate the right of holders of Preferred Stock to elect two directors if dividends are in arrears for six quarterly periods and (vii) eliminate the right of holders of Preferred Stock to consent to or approve the authorization or issuance of preferred stock senior to the Preferred Stock.  The holders of each series of Preferred Stock retain the right to a $25.00 liquidation preference in the event of a liquidation of the Company and the right to receive dividends on the Preferred Stock if any such dividends are declared.

Note J—Subsequent Events

Subsequent events have been evaluated through August 10, 2009, the date these financial statements were issued.

As discussed in Note H – Long-term Debt, in August 2009, the Company purchased and canceled $2.5 million in outstanding trust preferred securities of Impac Capital Trust #4 for $375 thousand.

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

Forward-Looking Statements

This report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, some of which are based on various assumptions and events that are beyond our control, may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “likely,” “should,” “could,” “anticipate,” or similar terms or variations on those terms or the negative of those terms. The forward-looking statements are based on current management expectations. Actual results may differ materially as a result of several factors, including, but not limited to the following: the ongoing volatility in the mortgage industry; our ability to successfully manage through the current market environment; our ability to meet liquidity needs from current cash flows or generate new sources of revenue; management’s ability to successfully initiate and continue mortgage and real estate related fee-based business strategies; the ability to make interest and dividend payments; increases in default rates and mortgage related losses; potential difficulties in satisfying conditions (payment and covenants) in the Restructured Financing; our ability to obtain additional financing and the terms of any financing that we do obtain; inability to effectively liquidate properties to mitigate losses; increase in loan repurchase requests and ability to adequately settle repurchase obligations; decreases in value of our residual interests that differ from our assumptions; the ability of our common stock to continue trading in an active market; the outcome of litigation or regulatory actions pending against us or other legal contingencies; and our compliance with applicable local, state and federal laws and regulations and other general market and economic conditions.

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

Status of Operations, Liquidity and Capital Resources

Long-term mortgage portfolio

During the first half of 2009, the Company continues to be significantly and negatively affected by the deteriorating real estate market and the weak economic environment. These factors have led to continued deterioration in the quality of the Company’s long-term mortgage portfolio, as evidenced by the continued increases in delinquencies, foreclosures and credit losses. Existing conditions are unprecedented and inherently involve significant risks and uncertainty to the Company.  The current market conditions have led to fewer sources of liquidity available to the Company to operate its business.  These conditions continue to have an adverse effect on the performance of the Company’s long-term mortgage portfolio, including significant losses on real estate owned.  The Company has increased its loss assumptions for its long-term mortgage portfolio due to the increase in expected defaults and loss severities related to the weak economy and housing market.

Mortgage and real estate services

During the first quarter of 2009, the Company initiated various mortgage and real estate related fee-based businesses, including loan modifications, real estate disposition, monitoring and surveillance services, real estate brokerage and lending services and escrow services, and has begun to generate revenues from these businesses.  For the three and six month periods ended June 30, 2009, mortgage and real estate services fees were $13.2 million and $18.8 million, respectively.  However, since these businesses are newly formed and currently generate fees primarily from the Company’s long-term mortgage portfolio, there remains uncertainty about their future success, including providing services to the marketplace.

Liquidity and capital resources

During the first six months of 2009, the Company continued to fund its operations primarily from the cash flows from its long-term mortgage portfolio and mortgage and real estate related fee-based businesses.

In January 2009, the Company purchased and canceled all of the $25.0 million in outstanding trust preferred securities of Impac Capital Trust #2 for $3.75 million and terminated the remaining debt.

In May 2009, the Company exchanged an aggregate of $51.3 million in trust preferred securities of Impac Capital Trusts #1 and #3 for junior subordinated notes with an aggregate principal balance of $62.0 million, with a maturity date in March 2034. Under the terms of the exchange, the interest rate for each note was reduced from the original 8.01 percent to 2.00 percent through 2013 with increases of 1.00 percent per year through 2017. Starting in 2018, the interest rates become variable at 3-month LIBOR plus 375 basis points. In connection with the exchange, the Company paid a fee of $0.5 million.

In June 2009, the Company purchased and canceled $1.0 million in outstanding trust preferred securities of Impac Capital Trust #4 for $150 thousand.

As of July 30, 2009, the Company is current and no longer deferring interest on trust preferred securities.

In August 2009, the Company purchased and canceled $2.5 million in outstanding trust preferred securities of Impac Capital Trust #4 for $375 thousand.

For the three and six months ended June 30, 2009 and 2008, the Company paid $0.8 million and $1.2 million, respectively in interest on trust preferred securities.

As a result of the restructuring of $51.3 million and the purchase and cancelation of $36.5 million in outstanding trust preferred securities, the Company reduced its annual interest expense obligation from $7.8 million to $2.0 million.  With the restructuring and purchase and cancelations of trust preferred securities, the Company has $8.5 million in outstanding trust preferred securities of Impac Capital Trust #4 and $62.0 million in outstanding junior subordinated notes.

In June 2009, the Company completed the Offer to Purchase and Consent Solicitation (the “Offer to Purchase”) of all of its 9.375% Series B Cumulative Redeemable Preferred Stock and 9.125% Series C Cumulative Redeemable Preferred Stock. The Series B Preferred Stock had a liquidation preference of $50 million and the Series C Preferred Stock had a liquidation preference of $111.8 million, for a total of $161.8 million. Upon expiration of the Offer to Purchase, holders of approximately 67.7% of the Preferred Stock tendered an aggregate of 4,378,880 shares. Stockholders of the Company’s Series B Preferred Stock tendered 1,323,844 shares at $0.29297 per share for $388 thousand. Stockholders of the Company’s Series C Preferred Stock tendered 3,055,036 shares at $0.28516 per share for $871 thousand. The aggregate purchase price for the Preferred Stock was $1.3 million. In addition, in connection with the completion of the offer to purchase the Company paid $7.4 million accumulated but unpaid dividends on its Preferred Stock.  With the total cash payment of $8.7 million, the Company eliminated $109.5 million of liquidation preference on its Preferred Stock.  After the completion of the Offer to Purchase, the Company has outstanding $52.3 million liquidation preference of Series B and Series C Preferred Stock.

In connection with the Offer to Purchase, the Company filed Articles of Amendment to its charter with the State Department of Assessments and Taxation of Maryland to modify the terms of each of its 9.375% Series B Cumulative Redeemable Preferred Stock and 9.125% Series C Cumulative Redeemable Preferred Stock to (i) make dividends, if any, non-cumulative, (ii) eliminate the provisions prohibiting the payment of dividends on junior stock and prohibiting the purchase or redemption of junior or parity stock if full cumulative dividends for all past dividend periods are not paid or declared and set apart for payment, (iii) eliminate any premiums payable upon the liquidation, dissolution or winding up of the Company, (iv) eliminate the provision prohibiting the Company from electing to redeem Preferred Stock prior to the fifth year anniversary of the issuance of such Preferred Stock, (v) eliminate the provision prohibiting the Company from redeeming less than all of the outstanding Preferred Stock if full cumulative dividends for all past dividend periods have not been paid or declared and set apart for payment, (vi) eliminate the right of holders of preferred stock to elect two directors if dividends are in arrears for six quarterly periods and (vii) eliminate the right of holders of Preferred Stock to consent to or approve the authorization or issuance of Preferred Stock senior to the preferred stock.

With completion of the Offer to Purchase and modification to the terms of the Series B Preferred Stock and Series C Preferred Stock, the Company eliminated its $14.9 million annual preferred dividend obligation.

During the three and six month periods ended June 30, 2008, the Company’s sources of cash flow earnings also included real estate advisory fees.  The real estate advisory agreement was terminated in the fourth quarter of 2008 and we received a fee of $27.0 million for agreeing to terminate this relationship.  During the three and six month periods ended June 30, 2008, we earned $4.7 million and $8.5 million, respectively in real estate advisory fees.

The primary use of liquidity within discontinued operations continues to be the Company’s restructured reverse repurchase financing (Restructured Financing).  As of June 30, 2009, the balance of the Restructured Financing was $171.7 million secured by loans held for sale with an unpaid principal balance of $184.7 million, restricted cash of $19.9 million and certain real estate owned.  Principal and interest received on the underlying collateral is remitted to the lender monthly.  During the three and six month periods ended June 30, 2009, the Company paid an additional $4.5 million and $9.0 million in payments, used by the lender to offset interest and settlement shortfalls, as required under the restructured terms.

If we are not successful in (i) realizing cash flows from our residual interests in securitizations and (ii) realizing cash flows from new mortgage and real estate related fee-based businesses, we may not be able to satisfy our contractual obligations for 2010 and subsequent years, including repayment of the Restructured Financing and interest payments on long-term debt (which consists of trust preferred securities and junior subordinated notes).

To understand the financial position of the Company better, we believe it is important to understand the composition of the Company’s stockholders’ equity (deficit) and to which component of the business it relates.  At June 30, 2009, the equity (deficit) within our continuing and discontinued operations was comprised of the following significant assets and liabilities:

	Condensed Components of Stockholders' Equity (Deficit)
	As of June 30, 2009
	Continuing	Discontinued
	Operations	Operations	Total
Cash	$30,694	$632	$31,326
Short-term investments	5,026	-	5,026
Residual interests in securitizations	28,895	-	28,895
Long-term debt ($73,620 par)	(9,797)	-	(9,797)
Repurchase liabilities (1)	-	(68,495)	(68,495)
Lease liability (2)	-	(3,935)	(3,935)
Deferred charge	13,144	-	13,144
Net other assets	7,437	2,623	10,060
Stockholders' equity (deficit)	$75,399	$(69,175)	$6,224

(1)	Balance includes the net amount owed to our lender, which are guaranteed by IMH, and the repurchase reserve.
(2)	Guaranteed by IMH.

Continuing operations

At June 30, 2009, cash within our continuing operations decreased to $30.7 million from $46.2 million at December 31, 2008.  The primary components of the change in cash between periods were the Company’s $5.0 million investment in highly liquid short-term investments during the first quarter of 2009 and its repurchase of preferred stock of $1.3 million and payment of $7.4 million in accumulated preferred stock dividends during the second quarter of 2009.  Additionally, the Company paid $3.9 million to purchase and cancel $26.0 million in trust preferred securities.

Since our consolidated and unconsolidated securitization trusts are non-recourse, we have netted trust assets and liabilities to present the Company’s interest in these trusts more simply, which are considered our residual interests in securitizations. For unconsolidated securitizations our residual interests represent the fair value of investment securities available-for-sale. For consolidated securitizations, our residual interests are represented by the fair value of securitized mortgage collateral and real estate owned, offset by the fair value of securitized mortgage borrowings and net derivative liabilities. We receive cash flows from our residual interests in securitizations to the extent they are available after required distributions to bondholders and maintaining overcollateralization levels within the trusts. The estimated fair value of the residual interests, represented by the difference in the fair value of trust assets and trust liabilities, was $28.9 million at June 30, 2009, compared to $28.0 million at December 31, 2008.

At June 30, 2009, we had deferred charges of $13.1 million, which is amortized as a component of income tax expense in the consolidated statements of operations over the estimated life of the mortgages retained in the securitized mortgage collateral. The deferred charges represent the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH in prior years. This balance is recorded as required by accounting principles generally accepted in the United States of America (GAAP) and does not have any realizable cash value.

Net other assets include $2.5 million in premises and equipment, $0.5 million in investment in capital trusts, $1.3 million in restricted cash and $1.5 million in prepaid expenses.

Discontinued operations

The Company’s most significant liabilities at June 30, 2009 relate to its repurchase liabilities and a lease liability within discontinued operations.

The repurchase liabilities consist of a repurchase reserve and the net amount owed to our lender for the Restructured Financing, which is collateralized by loans held-for-sale, restricted cash balances and certain real estate owned. The balance of the Restructured Financing was approximately $171.7 million at June 30, 2009. We are currently distributing all principal and interest received from the collateral securing the Restructured Financing to the lender.  Additionally, the Restructured Financing calls for monthly payments of $1.5 million.

We were required to make normal and customary representations and warranties about the loans we had previously sold to investors. Our whole loan sale agreements generally required us to repurchase loans if we breached a representation or warranty given to the loan purchaser. In addition, we also could be required to repurchase loans as a result of borrower fraud or if a payment default occurs on a mortgage loan shortly after its sale. The repurchase reserve is an estimate of losses from expected repurchases, and is based, in part, on the recent settlement of claims.  At June 30, 2009, the repurchase reserve was $11.2 million.

In connection with the discontinuation of our non-conforming mortgage, retail mortgage, warehouse lending and commercial operations, a significant amount of office space that was previously occupied is no longer being used by the Company. The Company has subleased a significant amount of this office space. At June 30, 2009, the Company had a liability of $3.9 million included within discontinued operations, representing the present value of the minimum lease payments over the remaining life of the lease, offset by the expected proceeds from sublet revenue related to this office space.

Market Conditions

The economy continued to contract in the first half of 2009.  Labor markets deteriorated rapidly as U.S. firms reduced the number of jobs driving the U.S. unemployment rate higher in June.  Higher unemployment and weaker overall economic conditions have led to a significant increase in the number of defaults, while continued weak housing prices have driven a significant increase in loss severities. Defaults continue to remain elevated as the economy and housing market continues to struggle.  The credit performance of the Company’s long-term mortgage portfolio continues to be negatively affected by these economic conditions.  Delinquencies and nonperforming loans and assets continue to increase as a percentage of loans outstanding.  Additional deterioration in the overall economic environment, including continued deterioration in the labor market, could cause delinquencies to increase beyond the Company’s current expectations, resulting in additional increases in losses and reductions in fair value.

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

Effects of Recent Market Activity

As a result of the Company’s inability to sell or securitize non-conforming loans during the second half of 2007, the Company discontinued funding loans. As a result, the Company discontinued substantially all of its mortgage (non-conforming single-family loans and commercial loans, which consist primarily of multi-family loans) and warehouse lending operations.  Market conditions deteriorated in 2008 and continue to be depressed in 2009. As a result, the Company’s investment in securitized non-conforming loans (residual interests) has been affected by the increase in estimated defaults and severities, evidenced by significant home price depreciation. The decline in single-family home prices can be seen in the chart below.

As depicted in the chart above, average home prices peaked in June 2006 at 226.29 and continued their dramatic decline through May 2009.  The Standard & Poor’s Case-Shiller 10-City Composite Home Price Index (the Index) for May 2009 was 151.0 (with the base of 100.00 for January 2000) and hasn’t been this low since June 2003 when the Index was 149.7. Beginning in the third quarter of 2007, the Company believes there is a correlation between the borrowers’ perceived equity in their homes and defaults. The original loan-to-value (defined as loan amount as a percentage of collateral value, “LTV”) and original combined loan-to-value (defined as first lien plus total subordinate liens to collateral value, “CLTV”) ratios of single-family mortgages remaining in the Company’s securitized mortgage collateral as of June 30, 2009 was 72 percent and 81 percent, respectively. The current LTV and CLTV ratios likely increased from origination date as a result of the deterioration in the real estate market. We believe that home prices that have declined below the borrower’s original purchase price have a higher risk of default within our portfolio. Based on the Index, home prices have declined 33 percent through May 2009 from the 2006 peak. Further, we believe the home prices in California and Florida, the states with the highest concentration of our mortgages, have declined even further than the Index. We have considered the deterioration in home prices in our loss estimates, which are a primary assumption used in the valuation of securitized mortgage collateral and borrowings.

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

As a result of the lack of observable market data resulting from inactive markets, the Company has classified all its investment securities available-for-sale, securitized mortgage collateral and borrowings, net derivative liabilities and long-term debt as Level 3 fair value measurements at June 30, 2009 and December 31, 2008. Level 3 assets and liabilities were 100 percent of total assets and liabilities at fair value at June 30, 2009 and December 31, 2008.

The Company adopted FSP No. SFAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4) effective April 1, 2009.  The FSP addresses measuring fair value under SFAS 157 in situations where the volume and level of market activity has significantly decreased and transactions are not orderly. Under the provisions of the FSP, transactions or quoted prices may not be determinative of fair value for assets or liabilities in inactive markets.

There is little information, if any, to evaluate if individual transactions are orderly in an inactive market.   Accordingly, the Company is required to evaluate the facts and circumstances to determine whether the transaction is orderly based on the weight of the evidence.  The FSP does not designate a specific method for adjusting a transaction or quoted price, however, it does provide guidance for determining how much weight to give a transaction or quoted price.  Price quotes derived from transactions that are not orderly are not considered to be determinative of fair value and should be given less weight, if any, when measuring fair value.

FSP 157-4 is effective for interim and annual reporting periods beginning April 1, 2009, and shall be applied prospectively. The adoption of FSP 157-4 on April 1, 2009, resulted in a positive net change of $13.3 million included in change in fair value of net trust assets in the consolidated statements of operations.  Offsetting the positive net change at adoption were decreases in the fair values of trust assets and trust liabilities as a result of the Company increasing loss assumptions for its long-term mortgage portfolio due to increases in expected defaults and loss severities related to the weak economy and housing market.

Recurring basis

Investment securities available-for-sale—The Company elected to carry all of its investment securities available-for-sale at fair value. The investment securities consist primarily of non-investment grade mortgage-backed securities. The fair value of the investment securities are measured based upon our expectation of inputs that other market participants would use. Such assumptions include our judgments about the underlying collateral, prepayment speeds, credit losses, and certain other factors. Given the market disruption and lack of observable market data as of June 30, 2009, the fair value of the investment securities available-for-sale were measured using significant internal expectations of market participants’ assumptions.

Securitized mortgage collateral—The Company elected to carry all of its securitized mortgage collateral at fair value. These assets consist primarily of non-conforming single-family residential and multi-family mortgage loans securitized between 2002 and 2007. Fair value measurements are based on the Company’s internal models used to compute the net present value of future expected cash flows with market participant assumptions, where available. The Company’s assumptions include our expectations of inputs that other market participants would use in pricing these assets. These assumptions include our judgments about the underlying collateral, prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors.

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

Long-term debt— The Company elected to carry all of its long-term debt (consisting of trust preferred securities and junior subordinated notes) at fair value. These securities were measured based upon an analysis prepared by the Company, which considered the Company’s own credit risk, including consideration of recent settlements with trust preferred debt holders and discounted cash flow analysis of junior subordinated notes.

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

The Company’s primary objective is to limit the exposure to the variability in future cash flows attributable to the variability of one-month LIBOR, which is the underlying index of adjustable rate securitized mortgage borrowings. The Company also monitors on an ongoing basis the prepayment risks that arise in fluctuating interest rate environments. The Company’s interest rate risk management policies are formulated with the intent to offset the potential adverse effects of changing interest rates on securitized mortgage borrowings.

To mitigate exposure to the effect of changing interest rates on cash flows on securitized mortgage borrowings, the Company purchased derivative instruments primarily in the form of interest rate swap agreements (swaps) and, to a lesser extent, interest rate cap agreements (caps) and interest rate floor agreements (floors). Due to the closure of the mortgage operations, the Company has not entered into a new derivative instrument since the third quarter of 2007.

On September 15, 2008, Lehman Brothers Holdings Inc. (LBHI) filed a petition for protection under Chapter 11 of the U.S. Bankruptcy Code. As of that date, LBHI, through affiliated companies, was an interest rate swap counterparty to several of the Company’s CMO and REMIC securitizations. At June 30, 2009, the estimated value of derivative liabilities to LBHI, through its affiliated companies was approximately $78.0 million and is included in derivative liabilities in the consolidated balance sheet. As the related securitization trusts are non-recourse to the Company, the Company is not required to replace or otherwise settle any derivative positions affected by counterparty default within the consolidated trusts.

Non-recurring basis

The Company is required to measure certain assets and liabilities at fair value. These fair value measurements typically result from the application of specific accounting pronouncements under GAAP. The fair value measurements are considered non-recurring fair value measurements under SFAS 157.

Loans held-for-sale - Loans held-for-sale for which the fair value option was not elected are carried at lower of cost or market (LOCOM). When available, such measurements are based upon what secondary markets offer for portfolios with similar characteristics, and are considered Level 2 measurements. If market pricing is not available, such measurements are significantly impacted by the Company’s expectations of other market participants’ assumptions, and are considered Level 3 measurements. The Company utilizes internal pricing processes to estimate the fair value of loans held-for-sale, which is based on recent loan sales and estimates of the fair value of the underlying collateral. Loans held-for-sale, which are primarily included in assets of discontinued operations, are considered Level 3 fair value measurements at June 30, 2009 and December 31, 2008 based on the lack of observable market inputs.

Real estate owned - REO, which consists of residential real estate acquired in satisfaction of loans, is carried at net realizable value.  Upon foreclosure, REO is adjusted to the estimated fair value of the residential real estate less estimated selling and holding costs, offset by expected mortgage insurance proceeds to be received, if any.  Subsequently, REO is recorded at the lower of carrying value or estimated fair value less costs to sell.  Fair values of REO are generally based on appraisals or market prices, and considered Level 2 measurements at June 30, 2009 and December 31, 2008.

Lease liability – In connection with the discontinuation of our non-conforming mortgage, retail mortgage, warehouse lending and commercial operations, a significant amount of office space that was previously occupied is no longer being used by the Company. The Company has subleased a significant amount of this office space.  The Company has recorded a liability, included within discontinued operations, representing the fair value of the minimum lease payments over the remaining life of the lease, offset by the expected proceeds from sublet revenue related to this office space.  This liability is based on the present value techniques that incorporate the Company’s judgments about estimated sublet revenue and discount rates.  Therefore, this liability is considered a Level 3 measurement at June 30, 2009 and December 31, 2008.

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

Selected Financial Results for the Three Months Ended June 30, 2009

Continuing Operations

•	Net earnings of $8.0 million for the second quarter of 2009, compared to a net loss of $16.4 million for the comparable 2008 period.

•	Net interest income of $3.0 million for the second quarter of 2009, primarily from our long-term mortgage portfolio, compared to net interest income of $4.3 million for the comparable 2008 period.

•	Non-interest income - net trust assets of $8.2 million for the second quarter of 2009, compared to $(16.0) million for the comparable 2008 period.

•	Mortgage and real estate services fees of $13.2 million for the second quarter of 2009, compared to $1.6 million for the comparable 2008 period.

Discontinued Operations

•	Net loss of $4.2 million for the second quarter of 2009, compared to $11.0 million for the comparable 2008 period.

•	Restructured Financing was $171.7 million at June 30, 2009, compared to $188.7 million at December 31, 2008.

•
Loans held-for-sale were $84.9 million, including a fair value adjustment of $100.6 million at June 30, 2009, compared to loans held-for-sale of $107.8 million, including a $109.1 million fair value adjustment at December 31, 2008.

Selected Financial Results for the Six Months Ended June 30, 2009

Continuing Operations

•	Net earnings of $9.3 million for the six months ended June 30, 2009, compared to a net loss of $20.9 million for the comparable 2008 period.

•
Net interest income of $6.6 million for the six months ended June 30, 2009, primarily from our long-term mortgage portfolio, compared to net interest income of $11.6 million for the comparable 2008 period.

•	Non-interest income - net trust assets of $12.9 million for the six months ended June 30, 2009, compared to $(16.7) million for the comparable 2008 period.

•	Mortgage and real estate services fees of $18.8 million for the six months ended June 30, 2009, compared to $4.2 million for the comparable 2008 period.

Discontinued Operations

•	Net loss of $6.6 million for the six months ended June 30, 2009, compared to $10.4 million for the comparable 2008 period.

Estimated Taxable Income

While the Company has generated significant net operating loss carryforwards in recent periods, we do not expect to generate sufficient taxable income in future periods to be able to realize these tax benefits.  Therefore, we have recorded a full valuation allowance against the net deferred tax assets as we believe that as of June 30, 2009 it is more likely than not that the net deferred tax assets will not be recoverable.
.
Financial Condition and Results of Operations

Financial Condition

Condensed Balance Sheet Data

	June 30,	December 31,	Increase	%
	2009	2008	(Decrease)	Change
Investment securities available-for-sale	$1,332	$2,068	$(736)	(36)%
Securitized mortgage collateral	6,018,391	5,894,424	123,967	2
Derivative assets	179	37	142	384
Real estate owned	274,481	599,084	(324,603)	(54)
Total trust assets	6,294,383	6,495,613	(201,230)	(3)

Assets of discontinued operations	122,734	141,053	(18,319)	(13)
Other assets	63,918	78,851	(14,933)	(19)
Total assets	$6,481,035	$6,715,517	$(234,482)	(3)%

Securitized mortgage borrowings	$6,080,637	$6,193,984	$(113,347)	(2)%
Derivative liabilities	184,851	273,584	(88,733)	(32)
Total trust liabilities	6,265,488	6,467,568	(202,080)	(3)

Liabilities of discontinued operations	191,909	217,241	(25,332)	(12)
Other liabilities	17,414	21,456	(4,042)	(19)
Total liabilities	6,474,811	6,706,265	(231,454)	(3)
Total stockholders' equity	6,224	9,252	(3,028)	(33)
Total liabilities and stockholders' equity	$6,481,035	$6,715,517	$(234,482)	(3)%

Total assets and total liabilities were $6.5 billion at June 30, 2009 as compared to $6.7 billion at December 31, 2008.  The decrease in total assets and liabilities are primarily attributable to decreases in the Company’s trust assets and trust liabilities as summarized below:

•
Securitized mortgage collateral increased $124.0 million during the six months ended June 30, 2009.  The increase in securitized mortgage collateral from $5.9 billion at December 31, 2008 to $6.0 billion at June 30, 2009 was primarily due to the adoption of FSP 157-4, which clarified the use of quoted prices in determining fair values in markets that are inactive, thus moderating the need to use distressed prices in valuing financial assets and liabilities in illiquid markets as the Company had used in prior periods.  The increase in fair value was offset by increased loss assumptions and reductions in principal balances during the period.  For the six months ended June 30, 2009, increases in fair value totaled $755.7 million, offset by reductions in principal balances (resulting from transfers to REO and principal paydowns) of $631.8 million.

•
REO within the Company’s securitization trusts decreased $324.6 million to $274.5 million at June 30, 2009.  Increases in REO from foreclosures totaled $192.0 million.  Offsetting the increase in REO from foreclosures were $423.3 million in liquidations and $93.3 million in additional lower of cost or market write-downs subsequent to foreclosure.

•
Securitized mortgage borrowings decreased $113.3 million to $6.1 billion at June 30, 2009.  The decrease in securitized mortgage borrowings was primarily due to the adoption of FSP 157-4, which clarified the use of quoted prices in determining fair values in markets that are inactive, thus moderating the need to use distressed prices in valuing financial asset and liabilities in illiquid markets as the Company had used in prior periods.  The increase in fair value was offset by increased loss assumptions and reductions in principal balances during the period.  For the six months ended June 30, 2009, increases in fair value totaled $930.2 million, offset by reductions in outstanding balances of $1.0 billion.

•
Derivative liabilities, net decreased $88.9 million during the quarter to $184.7 million at June 30, 2009.  The decrease is the result of a $20.3 million negative change in fair value, offset by cash payments from the securitization trusts of $109.2 million.

Since our consolidated and unconsolidated securitization trusts are non-recourse to the Company, our economic risk is limited to our residual interests in these securitization trusts. Therefore, in the following table we have netted trust assets and trust liabilities to present these residual interests more simply. Our residual interests in securitizations are segregated between our single-family (SF) residential and multi-family (MF) residential portfolios and are represented by the difference between trust assets and trust liabilities. For unconsolidated securitizations, our residual interests represent the fair value of investment securities available-for-sale. For consolidated securitizations, our residual interests are represented by the fair value of securitized mortgage collateral and net realizable value of real estate owned, offset by the fair value of securitized mortgage borrowings and net derivative liabilities. The following tables present the estimated fair value of our residual interests by securitization vintage year and other related assumptions used to derive these values at June 30, 2009:

		Estimated Fair Value of Residual Interests by Vintage Year
		SF	MF	Total
2002-2003	(1)	$10,079	$6,683	$16,762
2004		4,076	6,751	10,827
2005	(2)	32	393	425
2006	(2)	-	881	881
2007	(2)	-	-	-
Total		$14,187	$14,708	$28,895

Weighted avg. prepayment rate	8%	19%	9%
Weighted avg. discount rate	30%	21%	25%

(1)	2002-2003 vintage year includes CMO 2007-A, since the majority of the mortgages collateralized in this securitization were originated during this period.
(2)	The estimated fair values of residual interests in vintage years 2005 through 2007 is reflective of higher estimated future losses and investor yield requirements compared to earlier vintage years.

The fair value of trust assets is essentially the fair value of trust liabilities plus the fair value of the residual interests. The credit loss, prepayment and forward interest rate assumptions used in the fair value process were the same for trust assets, trust liabilities and residual interests, as the collateral assumptions determine collateral cash flows which are used to pay the bonds and residual interests. The only difference in assumptions was between the investor yield requirements on trust assets and liabilities (trust liabilities were slightly less on those securitization trusts with residual interests) and the discount rates used for residual interests. The table below reflects the estimated future credit losses and investor yield requirements for trust assets by product (SF and MF) and securitization vintage:

	Estimated Future Losses (1)		Investor Yield Requirement (2)
	SF	MF	SF	MF
2002-2003	7%	2%	14%	14%
2004	19%	2%	16%	13%
2005	36%	8%	25%	19%
2006	47%	18%	24%	21%
2007	43%	15%	25%	20%

(1)	Estimated future losses derived by dividing future projected losses by unpaid principal balances at June 30, 2009.
(2)
Investor yield requirements represent the Company’s estimate of the yield third-party market participants would require to price our trust assets and liabilities given our prepayment, credit loss and forward interest rate assumptions.

The adoption of FSP 157-4 clarified the use of quoted prices in determining fair value for assets and liabilities in inactive markets.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction.  Upon adoption and at June 30, 2009, the Company relied on observable market participant assumptions for investor yield requirements resulting in an overall decrease in weighted average yield requirements as compared to prior periods.  The increases in fair value as a result of decreased yield requirements was offset by increased loss assumptions due to increases in expected defaults and severities related to the weak economy and housing market.

The following table presents selected financial data as of the dates indicated:

	As of and Year-to-Date Ended,
	June 30,	March 31,	December 31,
	2009	2009	2008
Prior 12-month constant prepayment rate (CPR) - Residential	12%	11%	11%
Prior 12-month constant prepayment rate (CPR) - Commercial	8%	10%	10%
Total non-performing loans	$3,166,056	$3,278,977	$3,040,291
Total non-performing loans to total loans	22.4%	21.8%	19.4%
Total non-performing assets (1)	$3,450,125	$3,727,684	$3,646,742
Total non-performing assets to total assets (2)	20.1%	25.4%	25.8%

(1)	Non-performing assets include the unpaid principal balance of non-performing loans (loans that are 90 days or more delinquent, including loans in foreclosure and delinquent bankruptcies) and REO.
(2)	Non-performing assets to total assets is presented as the fair value of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO as a percentage of total assets.

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

As of June 30, 2009, single-family and multi-family securitized mortgage collateral had an original weighted average credit score of 701 and 731, an original weighted average LTV ratio of 73 and 66 percent and an original CLTV of 83 percent and 66 percent, respectively. The current LTV and CLTV ratios likely have increased from origination date as a result of the deterioration of the real estate market.

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

We use the Mortgage Bankers Association (MBA) method to define delinquency as a contractually required payment being 30 days or more past due. We measure delinquencies from the date of the last payment due date in which a payment was received. Delinquencies for loans 60 days late or greater, foreclosures and delinquent bankruptcies were $3.5 billion or 24.9 percent as of June 30, 2009.

The following table summarizes the unpaid principal balances of non-performing loans in our mortgage portfolio, included in securitized mortgage collateral, loans held-for-investment and loans held-for-sale for continuing and discontinued operations combined, that were 60 or more days delinquent (utilizing the MBA method) for the periods indicated:

	At June 30,		At December 31,
	2009	%	2008	%
Loans held for sale (1)
60 - 89 days delinquent	$5,904	0.0%	$13,694	0.1%
90 or more days delinquent	61,705	0.4%	63,541	0.4%
Foreclosures (2)	70,501	0.5%	65,661	0.4%
Total 60+ days delinquent loans held-for-sale	138,110	1.0%	142,896	0.9%

Securitized mortgage collateral
60 - 89 days delinquent	$342,102	2.4%	$494,960	3.2%
90 or more days delinquent	1,115,239	7.9%	1,096,366	7.0%
Foreclosures (2)	1,656,515	11.7%	1,614,472	10.3%
Delinquent bankruptcies (3)	262,096	1.9%	200,251	1.3%
Total 60+ days delinquent long-term mortgage portfolio	3,375,952	23.9%	3,406,049	21.7%
Total 60 or more days delinquent	$3,514,062	24.9%	$3,548,945	22.7%
Total collateral	$14,105,650		$15,666,243

(1)	Loans held-for-sale are substantially included in discontinued operations in the consolidated balance sheets.

(2)	Represents properties in the process of foreclosure.
(3)	Represents bankruptcies that are 30 days or more delinquent.

The following table summarizes securitized mortgage collateral, loans held-for-investment, loans held-for-sale and real estate owned, that were non-performing for continuing and discontinued operations combined for the periods indicated (excludes 60-89 days delinquent):

	At June 30,		At December 31,
	2009	%	2008	%
90 or more days delinquent, foreclosures and delinquent bankruptcies	$3,166,056	92%	$3,040,291	83%
Real estate owned	284,069	8%	606,451	17%
Total non-performing assets	$3,450,125	100%	$3,646,742	100%

Non-performing assets consist of non-performing loans (mortgages that are 90 days or more delinquent, including loans in foreclosure and delinquent bankruptcies) plus REO. It is our policy to place a mortgage on non-accrual status when it becomes 90 days delinquent and to reverse from revenue any accrued interest, except for interest income on securitized mortgage collateral when the scheduled payment is received from the servicer. The servicers are required to advance principal and interest on loans within the securitization trusts to the extent the advances are considered recoverable.  As of June 30, 2009, non-performing assets (representing the fair value of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) as a percentage of the total assets was 20 percent.  At December 31, 2008, non-performing assets to total assets was 26 percent.

REO, which consists of residential real estate acquired in satisfaction of loans, is carried at the lower of cost or net realizable value less estimated selling costs. Adjustments to the carrying value of REO at the time of foreclosure are included in the change in the fair value of net trust assets. Changes in the Company’s estimates of net realizable value subsequent to the time of foreclosure and through the time of ultimate disposition are recorded as gains or losses from real estate owned in the consolidated statements of operations. REO, for continuing and discontinued operations, at June 30, 2009 decreased $324.7 million or 54 percent from December 31, 2008 as a result of increased liquidations during the six month period ended June 30, 2009.  Foreclosures continue to increase resulting from higher delinquencies and deterioration in the prevailing real estate market and, in part, due to borrowers’ inability to obtain replacement financing.

We realized a loss on sale of real estate owned in the amount $37.6 million and $81.6 million for the three and six months ended June 30, 2009, respectively,  compared to gains of $1.8 million and $5.2 million, respectively for the comparable 2008 periods.  Additionally, during the three and six month ended June 30, 2009, the Company recorded write-downs of the net realizable value of the REO in the amount of $9.1 million and $93.3 million, respectively, compared to $6.6 million and $14.3 million, respectively for the comparable 2008 periods.  These write-downs of the net realizable value reflect declines in value of the REO subsequent to foreclosure date.

The following table presents the balances of REO for continuing operations:

	At June 30, 2009	At December 31, 2008
REO	$338,614	$635,285
Impairment (1)	(63,567)	(35,533)
Ending balance	$275,047	$599,752

REO inside trusts	$274,481	$599,084
REO outside trusts (2)	566	668
Total	$275,047	$599,752

(1)	Impairment represents the cumulative write-downs of net realizable value subsequent to foreclosure.
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

Interest Rate Risk. Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

Prepayment Risk. The Company historically used prepayment penalties as a method of partially mitigating prepayment risk for those borrowers that have the ability to refinance. Mortgage industry evidence suggests that changes in home appreciation rates and lower payment option mortgage products had been a significant factor affecting borrowers refinancing decisions. However, the recent economic downturn, lack of available credit and decline in property values has limited borrowers’ ability to refinance. Additionally, as mortgage rates increase and housing prices decline, borrowers will find it more difficult to refinance to obtain cheaper financing. If borrowers are unable to pay their mortgage payments at the adjusted rate, delinquencies may increase. The three-month average combined voluntary prepayment rate of single-family and multi-family loans held as securitized mortgage collateral increased to 14 percent at June 30, 2009 from 10 percent as of December 31, 2008.

Results of Operations

For the Three and Six Months Ended June 30, 2009 compared to the Three and Six Months Ended June 30, 2008

Condensed Statements of Operations Data

	For the Three Months Ended June 30,
			Increase	%
	2009	2008	(Decrease)	Change
Interest income	$454,258	$407,855	$46,403	11%
Interest expense	451,305	403,599	47,706	12
Net interest income	2,953	4,256	(1,303)	(31)
Total non-interest income	21,566	(10,748)	32,314	301
Total non-interest expense	16,469	7,745	8,724	113
Income tax expense	20	2,202	(2,182)	(99)
Net earnings (loss) from continuing operations	8,030	(16,439)	24,469	149
Net loss from discontinued operations, net of tax	(4,195)	(11,048)	6,853	62
Net earnings (loss)	$3,835	$(27,487)	$31,322	114
Cash dividends on preferred stock	$(7,443)	$(3,722)	$(3,721)	(100)
Net loss attributable to common stockholders	$(3,608)	$(31,209)	$27,601	88%

Net loss per common share - basic and diluted:	$(0.47)	$(4.10)	$3.63	88%

	For the Six Months Ended June 30,
			Increase	%
	2009	2008	(Decrease)	Change
Interest income	$1,166,907	$679,811	$487,096	72%
Interest expense	1,160,312	668,206	492,106	74
Net interest income	6,595	11,605	(5,010)	(43)
Total non-interest income	31,816	(9,757)	41,573	426
Total non-interest expense	27,086	14,062	13,024	93
Income tax expense	2,018	8,728	(6,710)	(77)
Net earnings (loss) from continuing operations	9,307	(20,942)	30,249	144
Net loss from discontinued operations, net of tax	(6,591)	(10,360)	3,769	36
Net earnings (loss)	$2,716	$(31,302)	$34,018	109
Cash dividends on preferred stock	$(7,443)	$(7,443)	$-	-
Net loss attributable to common stockholders	$(4,727)	$(38,745)	$34,018	88%

Net loss per common share - basic and diluted:	$(0.62)	$(5.09)	$4.47	88%

Net Interest Income

We earn net interest income primarily from mortgage assets which include securitized mortgage collateral, loans held-for-sale and investment securities available-for-sale, or collectively, “mortgage assets,” and, to a lesser extent, interest income earned on cash and cash equivalents.  Interest expense is primarily interest paid on borrowings on mortgage assets, which include securitized mortgage borrowings. Interest income and interest expense during the period represents the effective yield, based on the fair value of the trust assets and liabilities.

The following tables summarize average balance, interest and weighted average yield on mortgage assets and borrowings, included within continuing and discontinued operations, for the periods indicated.  Cash receipts and payments on derivative instruments hedging interest rate risk related to our securitized mortgage borrowings are not included in the results below. These cash receipts and payments are included as a component of the change in fair value of net trust assets.

	For the Three Months Ended June 30,
	2009			2008
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
MORTGAGE ASSETS
Investment securities, available-for-sale	$950	$103	43.37%	$10,333	$687	26.59%
Securitized mortgage collateral	6,912,164	454,044	26.28%	11,344,758	406,988	14.35%
Loans held-for-investment and held-for-sale (1)	196,072	776	1.58%	288,723	3,193	4.42%
Total mortgage assets\ interest income	$7,109,186	$454,923	25.60%	$11,643,814	$410,868	14.11%

BORROWINGS
Securitized mortgage borrowings	$7,029,307	$450,429	25.63%	$11,645,457	$401,432	13.79%
Reverse repurchase agreements	176,736	1,618	3.66%	231,489	1,797	3.11%
Total borrowings on mortgage assets\ interest expense	$7,206,043	$452,047	25.09%	$11,876,946	$403,229	13.58%

Net Interest Spread (2)		$2,876	0.51%		$7,639	0.53%
Net Interest Margin (3)			0.16%			0.26%

(1)	The held-for-sale balance excludes the lower of cost or market (LOCOM) write-down on the loans.
(2)	Net interest spread on mortgage assets is calculated by subtracting the weighted average yield on total borrowings on mortgage assets from the weighted average yield on total mortgage assets.
(3)
Net interest margin on mortgage assets is calculated by subtracting interest expense on total borrowings on mortgage assets from interest income on total mortgage assets and then dividing by total average mortgage assets.

Net interest income spread for the three months ended June 30, 2009 decreased $4.7 million to $2.9 million from $7.6 million for the three months ended June 30, 2008.  The decrease in net interest spread was primarily attributable to overall declines in averages balances between periods, coupled with a decrease in the net interest margin from 0.26 percent for the three months ended June 30, 2008 to 0.16 percent for the three months ended June 30, 2009.

During the three months ended June 30, 2009, the yield on mortgage assets increased to 25.60 percent from 14.11 percent in the comparable 2008 period.  The yield on total borrowings increased to 25.09 percent for the three months ended June 30, 2009 from 13.58 percent for comparable 2008 period.  In connection with the fair value accounting for investment securities available-for-sale and securitized mortgage collateral and borrowings, interest income and interest expense is recognized using effective yields based on estimated fair values for these instruments.  As the market’s expectation of future credit losses has increased between periods, market participants have demanded higher yields, which have resulted in significant reductions in the fair values of these instruments.  These reductions in fair value have significantly increased the effective yields used for purposes of recognizing interest income and interest expense on these instruments.

	For the Six Months Ended June 30,
	2009			2008
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
MORTGAGE ASSETS
Investment securities, available-for-sale	$1,184	$233	39.36%	$12,738	$1,420	22.30%
Securitized mortgage collateral	6,572,918	1,166,124	35.48%	13,383,352	676,886	10.12%
Loans held-for-investment and held-for-sale (1)	204,936	1,905	1.86%	308,866	7,448	4.82%
Total mortgage assets\ interest income	$6,779,038	$1,168,262	34.47%	$13,704,956	$685,754	10.01%

BORROWINGS
Securitized mortgage borrowings	$6,750,866	$1,158,894	34.33%	$13,686,955	$663,248	9.69%
Reverse repurchase agreements	180,799	3,333	3.69%	258,649	5,159	3.99%
Total borrowings on mortgage assets\ interest expense	$6,931,665	$1,162,227	33.53%	$13,945,604	$668,407	9.59%

Net Interest Spread (2)		$6,035	0.94%		$17,347	0.42%
Net Interest Margin (3)			0.18%			0.25%

(1)	The held-for-sale balance excludes the lower of cost or market (LOCOM) write-down on the loans.
(2)	Net interest spread on mortgage assets is calculated by subtracting the weighted average yield on total borrowings on mortgage assets from the weighted average yield on total mortgage assets.
(3)
Net interest margin on mortgage assets is calculated by subtracting interest expense on total borrowings on mortgage assets from interest income on total mortgage assets and then dividing by total average mortgage assets.

Net interest income spread for the six months ended June 30, 2009 decreased $11.3 million to $6.0 million from $17.3 million for the six months ended June 30, 2008.  The decrease in net interest spread was primarily attributable to overall declines in averages balances between periods, coupled with a decrease in the net interest margin from 0.25 percent for the six months ended June 30, 2008 to 0.18 percent for the six months ended June 30, 2009.

During the six months ended June 30, 2009, the yield on mortgage assets increased to 34.47 percent from 10.01 percent in the comparable 2008 period.  The yield on total borrowings increased to 33.53 percent for the six months ended June 30, 2009 from 9.59 percent for comparable 2008 period.  In connection with the fair value accounting for investment securities available-for-sale and securitized mortgage collateral and borrowings, interest income and interest expense is recognized using effective yields based on estimated fair values for these instruments.  As the market’s expectation of future credit losses has increased between periods, market participants have demanded higher yields, which have resulted in significant reductions in the fair values of these instruments.  These reductions in fair value have significantly increased the effective yields used for purposes of recognizing interest income and interest expense on these instruments.

Non-Interest Income

Changes in Non-Interest Income

	For the Three Months Ended June 30,
			Increase	%
	2009	2008	(Decrease)	Change
Change in fair value of net trust assets, excluding REO	$54,912	$(11,161)	$66,073	592%
Losses from real estate owned	(46,723)	(4,830)	(41,893)	(867)
Non-interest income - net trust assets	8,189	(15,991)	24,180	151
Change in fair value of long-term debt	329	(997)	1,326	133
Real estate advisory fees	-	4,696	(4,696)	(100)
Mortgage and real estate services fees	13,233	1,612	11,621	721
Other	(185)	(68)	(117)	(172)
Total non-interest income	$21,566	$(10,748)	$32,314	301%

Non-interest income – net trust assets. Since our consolidated and unconsolidated securitization trusts are non-recourse to the Company, our economic risk is limited to our residual interests in these securitization trusts. To better understand the economics on our residual interests in securitizations, it is necessary to consider the net effect of changes in fair value of net trust assets and losses from real estate owned.  All estimated future losses are included in the estimate of the fair value of securitized mortgage collateral and REO.  Losses on REO are reported separately in the consolidated statement of operations as REO is a nonfinancial asset which is the only component of trust assets and liabilities that is not recorded at fair value.  Therefore, REO value at the time of sale or losses from further write-downs are recorded separately in the Company’s consolidated statement of operations.  The net effect of changes in value related to our investment in all trust assets and liabilities is shown as non-interest income—net trust assets, which includes losses from real estate owned.  Non-interest income related to our net trust assets (residual interests in securitizations) was $8.2 million for the three months ended June 30, 2009, compared to a loss of $16.0 million in the comparable 2008 period.  The individual components of the non-interest income from net trust assets were comprised of:

Change in fair value of net trust assets, excluding REO.  For the quarter ended June 30, 2009, the Company recognized a $54.9 million gain from the change in fair value of net trust assets, excluding REO.  The gain was the result of the adoption of FSP 157-4, which clarified the use of quoted prices in determining fair values in markets that are inactive, thus moderating the need to use distressed prices in valuing financial assets and liabilities in illiquid markets as the Company had used in prior periods.  Offsetting the gain recognized in connection with the adoption of FSP 157-4 were declines in fair value resulting from the Company increasing its loss assumptions for its long-term mortgage portfolio due to the increase in expected defaults and loss severities related to the weak economy and housing market.  The net gain recognized during the period was comprised of gains from the increase in fair value of investment securities-for-sale and securitized mortgage collateral of $0.8 million and $594.6 million, respectively.  Offsetting these gains were losses resulting from increases in the fair value of securitized mortgage borrowings and derivative instruments, net of $536.3 million and $4.2 million, respectively.

For the quarter ended June 30, 2008, the Company recognized an $11.2 million loss from the change in fair value of net trust assets, excluding REO.  This loss was comprised of reductions in the fair value of investment securities available-for-sale and securitized mortgage collateral of $1.5 million and $19.1 million, respectively and increases in the fair value of securitized mortgage borrowings of $88.9 million.  Offsetting these losses was a gain of $98.3 million resulting from changes in the fair value of derivative instruments.  The overall losses were related to decreases in fair values resulting from increased investor yield requirements and estimated losses.

Losses from real estate owned.  Losses from real estate owned were $46.7 million for the three months ended June 30, 2009.  This loss was comprised of a $37.6 million loss on sale of real estate owned, coupled with $9.1 million in additional impairment write-downs during the period.  During the second quarter of 2009, loss severities resulting from liquidations in areas where we have high concentration of foreclosed properties (such as California and Florida) have continued to increase over previous periods as a result of continued deterioration in the U.S. economy and real estate markets.  These continued declines in housing prices have resulted in liquidations of foreclosed assets at prices below expected levels as well as additional impairment write-downs of REO since foreclosure.

Losses from real estate owned were $4.8 million for the three months ended June 30, 2008, comprised of $1.8 million in gains from the sale of real estate owned, offset by $6.6 million in additional impairment write-downs.

Change in the fair value of long-term debt.  Change in the fair value of long-term debt was a gain of $329 thousand for the three months ended June 30, 2009, compared to a loss of $1.0 million for the comparable 2008 period.  Long-term debt (consisting of trust preferred securities and junior subordinated notes) is measured based upon an analysis prepared by the Company, which considers the Company’s own credit risk, including consideration of recent settlements with trust preferred debt holders and discounted cash flow analysis of junior subordinated notes.  The $329 thousand and $(1.0) million change in fair value of long-term debt for the three months ended June 30, 2009 and 2008, respectively, was attributable to changes in overall estimated fair value for the securities during the periods.

Mortgage and real estate services fees.  During the first quarter of 2009, the Company initiated various mortgage and real estate related fee-based businesses.  The Company has begun to generate revenues from these businesses primarily from the Company’s long-term mortgage portfolio.  For the three months ended June 30, 2009, mortgage and real estate services fees, which primarily include loan modification fees and monitoring and surveillance services fees, were $13.2 million compared to $1.6 million in monitoring fees in the comparable 2008 period.

Changes in Non-Interest Income

	For the Six Months Ended June 30,
			Increase	%
	2009	2008	(Decrease)	Change
Change in fair value of net trust assets, excluding REO	$187,842	$(7,633)	$195,475	2,561%
Losses from real estate owned	(174,923)	(9,086)	(165,837)	(1,825)
Non-interest income - net trust assets	12,919	(16,719)	29,638	177
Change in fair value of long-term debt	341	(5,020)	5,361	107
Real estate advisory fees	-	8,540	(8,540)	(100)
Mortgage and real estate services fees	18,782	4,155	14,627	352
Other	(226)	(713)	487	68
Total non-interest income	$31,816	$(9,757)	$41,573	426%

Non-interest income – net trust assets. Since our consolidated and unconsolidated securitization trusts are non-recourse to the Company, our economic risk is limited to our residual interests in these securitization trusts. To better understand the economics on our residual interests in securitizations, it is necessary to consider the net effect of changes in fair value of net trust assets and losses from real estate owned.  All estimated future losses are included in the estimate of the fair value of securitized mortgage collateral and REO.  Losses on REO are reported separately in the consolidated statement of operations as REO is a nonfinancial asset which is the only component of trust assets and liabilities that is not recorded at fair value.  Therefore, REO value at the time of sale or losses from further write-downs are recorded separately in the Company’s consolidated statement of operations.  The net effect of changes in value related to our investment in all trust assets and trust liabilities is shown as non-interest income—net trust assets, which includes losses from real estate owned.  Non-interest income related to our net trust assets (residual interests in securitizations) was $12.9 million for the six months ended June 30, 2009, compared to a loss of $16.7 million in the comparable 2008 period.  The individual components of the non-interest income from net trust assets were comprised of:

Change in fair value of net trust assets, excluding REO.  For the six months ended June 30, 2009, the Company recognized a $187.8 million gain from the change in fair value of net trust assets, excluding REO.  The gain was the result of the adoption of FSP 157-4, which clarified the use of quoted prices in determining fair values in markets that are inactive, thus moderating the need to use distressed prices in valuing financial assets and liabilities in illiquid markets as the Company had used in prior periods.  Offsetting the gain recognized in connection with the adoption of FSP 157-4 were declines in fair value resulting from the Company increasing its loss assumptions for its long-term mortgage portfolio due to the increase in expected defaults and loss severities related to the weak economy and housing market.  The net gain recognized during the period comprised of gains resulting from the increase in fair value of investment securities-for-sale and securitized mortgage collateral and a reduction in the fair value of securitized mortgage borrowings of $1.7 million, $45.6 million and $160.9 million, respectively.  Offsetting these gains were losses from the change in fair value of derivative instruments, net of $20.3 million.

For the six months ended June 30, 2008, the Company recognized a $7.6 million loss from the change in fair value of net trust assets, excluding REO.  This loss was comprised of losses resulting from the reductions in the fair value of investment securities available for sale, securitized mortgage collateral and derivative instruments of $5.8 million, $3.2 billion and $83.5 million, respectively.  Offsetting these losses were gains from reductions in the fair value of securitized mortgage borrowings of $3.3 billion.  The overall losses were related to decreases in fair values resulting from increased investor yield requirements and estimated losses.

Losses from real estate owned.  Losses from real estate owned were $174.9 million for the six months ended June 30, 2009.  This loss was comprised of an $81.6 million loss on sale of real estate owned, coupled with $93.3 million in additional impairment write-downs during the period.  During the first six months of 2009, loss severities resulting from liquidations in areas where we have high concentration of foreclosed properties (such as California and Florida) have continued to increase significantly over previous periods as a result of continued deterioration in the U.S. economy and real estate markets.  These continued declines in housing prices have resulted in liquidations of foreclosed assets at prices below expected levels as well as additional impairment write-downs of REO since foreclosure.

Losses from real estate owned were $9.1 million for the six months ended June 30, 2008, comprised of $5.2 million in gains from the sale of real estate owned, offset by $14.3 million in additional impairment write-downs.

Change in the fair value of long-term debt.  Change in the fair value of long-term debt was a gain of $341 thousand for the six months ended June 30, 2009, compared to a loss of $5.0 million for the comparable 2008 period.  Long-term debt (consisting of trust preferred securities and junior subordinated notes) is measured based upon an analysis prepared by the Company, which considers the Company’s own credit risk, including consideration of recent settlements with trust preferred debt holders and discounted cash flow analysis of junior subordinated notes.  The $341 thousand and $5.0 million change in fair value of long-term debt for the six months ended June 30, 2009 and 2008, respectively, was attributable to changes in overall estimated fair value for the securities during the periods.

Mortgage and real estate services fees.  During the first quarter of 2009, the Company initiated various mortgage and real estate related fee-based businesses.  The Company has begun to generate revenues from these businesses primarily from the Company’s long-term mortgage portfolio.  For the six months ended June 30, 2009, mortgage and real estate services fees, which primarily include loan modification fees and monitoring and surveillance services fees, were $18.8 million compared to $4.2 million in monitoring fees in the comparable 2008 period.

Non-Interest Expense

Changes in Non-Interest Expense

	For the Three Months Ended June 30,
			Increase	%
	2009	2008	(Decrease)	Change
General and administrative	$6,110	$4,925	$1,185	24%
Personnel expense	10,359	2,820	7,539	267
Total operating expense	$16,469	$7,745	$8,724	113%

Total non-interest expense was $16.5 million for the three months ended June 30, 2009, compared to $7.7 million for the comparable period of 2008.  The $8.7 million increase in non-interest expense was primarily attributable to a $7.5 million increase in personnel expense over the previous period.  The increase in personnel expense is attributable to a greater amount of the Company’s personnel being utilized within the continuing operations versus discontinued operations, as a result of our new mortgage and real estate related fee-based businesses.  Additionally, in April 2009, the Company’s officers and directors gave notice of the surrender of an aggregate of 581,000 options and the Board accepted and approved the cancellation of those listed options.  In connection with the cancellation of these options, the Company recognized non-cash compensation expense of approximately $1.7 million during the second quarter.

	For the Six Months Ended June 30,
			Increase	%
	2009	2008	(Decrease)	Change
General and administrative	$10,449	$8,912	$1,537	17%
Personnel expense	16,637	5,150	11,487	223
Total operating expense	$27,086	$14,062	$13,024	93%

Total non-interest expense was $27.1 million for the six months ended June 30, 2009, compared to $14.1 million for the comparable period of 2008.  The $13.0 million increase in non-interest expense was primarily attributable to an $11.5 million increase in personnel expenses over the previous period.  The increase in personnel expense is attributable to a greater amount of the Company’s personnel being utilized within the continuing operations versus discontinued operations, as a result of our new mortgage and real estate related fee-based businesses.  Additionally, in April 2009, the Company’s officers and directors gave notice of the surrender of an aggregate of 581,000 options and the Board accepted and approved the cancellation of those listed options.  In connection with the cancellation of these options, the Company recognized non-cash compensation expense of approximately $1.7 million during the second quarter.

Results of Operations by Business Segment

Long-term Portfolio

Condensed Statements of Operations Data

	For the Three Months Ended June 30,
			Increase	%
	2009	2008	(Decrease)	Change
Net interest income	$2,961	$4,256	$(1,295)	(30)%

Change in fair value of net trust assets, excluding REO	54,912	(11,161)	66,073	592
Losses from real estate owned	(46,723)	(4,830)	(41,893)	(867)
Non-interest income- net trust assets	8,189	(15,991)	24,180	151
Change in fair value of long-term debt	329	(997)	1,326	133
Other non-interest income	(28)	5,461	(5,489)	(101)
Total non-interest income	8,490	(11,527)	20,017	174

Non-interest expense and income taxes	8,992	9,535	(543)	(6)
Net earnings (loss)	$2,459	$(16,806)	$19,265	115%

Net earnings for the three months ended June 30, 2009 increased $19.3 million to net earnings of $2.5 million from a net loss of $16.8 million for the comparable period of 2008.  This increase is primarily attributable to a $20.0 million increase in total non-interest income.  Non-interest income from net trust assets increased $24.2 million to an $8.2 million gain in the three months ended June 30, 2009, compared to a loss of $16.0 million for the comparable period in 2008.  The increase in the fair value of net trust assets was primarily due to the adoption of FSP 157-4, which clarified the use of quoted prices in determining fair values in markets that are inactive, thus moderating the need to use distressed prices in valuing financial assets and liabilities in illiquid markets as the Company had used in prior periods. The increase in fair value was offset by increased loss assumptions and reductions in principal balances during the period.  Other non-interest income decreased $5.5 million during the three months ended June 30, 2009 to $(28) thousand from $5.5 million.  The decrease is attributable to the elimination of real estate advisory fees that were terminated during the fourth quarter of 2008.

	For the Six Months Ended June 30,
			Increase	%
	2009	2008	(Decrease)	Change
Net interest income	$6,601	$11,610	$(5,009)	(43)%

Change in fair value of net trust assets, excluding REO	187,842	(7,633)	195,475	2,561
Losses from real estate owned	(174,923)	(9,086)	(165,837)	(1,825)
Non-interest income- net trust assets	12,919	(16,719)	29,638	177
Change in fair value of long-term debt	341	(5,020)	5,361	107
Other non-interest income	(40)	7,814	(7,854)	(101)
Total non-interest income	13,220	(13,925)	27,145	195

Non-interest expense and income taxes	17,539	21,922	(4,383)	(20)
Net earnings (loss)	$2,282	$(24,237)	$26,519	109%

Net earnings for the six months ended June 30, 2009 increased $26.5 million to net earnings of $2.3 million from a net loss of $24.2 million for the comparable period of 2008.  This increase is primarily attributable to a $27.1 million increase in total non-interest income offset by a $4.4 million decrease in non-interest expense.  Non-interest income from net trust assets increased $29.6 million to a $12.9 million gain in the six months ended June 30, 2009, compared to a loss of $16.7 million for the comparable period in 2008.  The increase in the fair value of net trust assets was due to the adoption of FSP 157-4, which clarified the use of quoted prices in determining fair values in markets that are inactive, thus moderating the need to use distressed prices in valuing financial assets and liabilities in illiquid markets as the Company had used in prior periods. The increase in fair value was offset by increased loss assumptions and reductions in principal balances during the period.  Other non-interest income decreased $7.9 million during the three months ended June 30, 2009 to $(40) thousand, from $7.8 million in the comparable period.  The change in other non-interest income is attributable to real estate advisory fees that were terminated during the fourth quarter of 2008.   Non-interest expense and income taxes decreased $4.4 million to $17.5 million, primarily attributable to the reduction in the amortization of the deferred charge.

Mortgage and Real Estate Services

During the first quarter of 2009, the Company initiated various mortgage and real estate related fee-based businesses, including loan modifications, real estate disposition, monitoring and surveillance services, real estate brokerage and lending services and escrow services, and has begun to generate revenues from these businesses.  These businesses are newly formed and currently generate fees primarily from the Company’s long-term mortgage portfolio, there remains uncertainty about their future success, including providing services to the marketplace.

Condensed Statements of Operations Data

	For the Three Months Ended June 30,
			Increase	%
	2009	2008	(Decrease)	Change
Net interest expense	$(8)	$-	$(8)	N/A %

Mortgage and real estate services fees	13,233	1,612	11,621	721
Other non-interest income	(157)	(833)	676	81
Total non-interest income	13,076	779	12,297	1,579

Personnel expense	(5,727)	(286)	(5,441)	(1,902)
Non-interest expense and income taxes	(1,770)	(126)	(1,644)	(1,305)
Net earnings	$5,571	$367	$5,204	1,418%

For the three months ended June 30, 2009, mortgage and real estate services fees were $13.2 million compared to $1.6 million in the comparable period for 2008.  For the three months ended June 30, 2009, mortgage and real estate services fees primarily includes  loan modification fees and monitoring and surveillance services fees generated primarily from the Company’s long-term mortgage portfolio.  In 2008, mortgage and real estate services fees represented monitoring fees.

For the three months ended June 30, 2009, personnel expense increased $5.4 million to $5.7 million as a result of the initiation of the new mortgage and real estate related fee-based businesses.

	For the Six Months Ended June 30,
			Increase	%
	2009	2008	(Decrease)	Change
Net interest expense	$(6)	$(5)	$(1)	(20)%

Mortgage and real estate services fees	18,782	4,155	14,627	352
Other non-interest income	(186)	13	(199)	(1,531)
Total non-interest income	18,596	4,168	14,428	346

Personnel expense	(8,602)	(623)	(7,979)	(1,281)
Non-interest expense and income taxes	(2,963)	(245)	(2,718)	(1,109)
Net earnings	$7,025	$3,295	$3,730	113%

For the six months ended June 30, 2009, mortgage and real estate services fees were $18.8 million compared to $4.2 million in the comparable period for 2008.  For the six months ended June 30, 2009, mortgage and real estate services fees primarily includes loan modification fees and monitoring and surveillance services fees generated primarily from the Company’s long-term mortgage portfolio.  In 2008, mortgage and real estate services fees represented monitoring fees.

For the six months ended June 30, 2009, personnel expense increased $8.0 million to $8.6 million as a result of the initiation of the new mortgage and real estate related fee-based businesses.

Discontinued Operations

Condensed Statements of Operations Data

	For the Three Months Ended June 30,
			Increase	%
	2009	2008	(Decrease)	Change
Net interest (expense) income	$(665)	$1,543	$(2,208)	(143)%

Loss on sale of loans	(8,052)	(8,246)	194	2
Recovery (provision) for repurchases	1,932	(1,823)	3,755	206
Other non-interest income	(739)	1,715	(2,454)	(143)
Total non-interest income	(6,859)	(8,354)	1,495	18

Personnel expense	(158)	(3,680)	3,522	96
Non-interest expense and income taxes	3,487	(557)	4,044	726
Net loss	$(4,195)	$(11,048)	$6,853	62%

Net loss for the discontinued operations was $4.2 million for the three months ended June 30, 2009, compared to a net loss of $11.0 million for the comparable period in 2008.  Net interest income decreased $2.2 million to net interest expense of $665 thousand as a result of deterioration in loans held for sale and the resulting decreases in interest income.  Provision for repurchases decreased $3.8 million to a recovery of $1.9 million for the three months ended June 30, 2009, compared to a provision for repurchases of $1.8 million in the comparable period of 2008.  The $3.8 million decrease is the result of changes in estimated repurchase obligations between periods. The $3.5 million decrease in personnel expense during the three months ended June 30, 2009 over the comparable period was a result of a greater amount of the Company’s personnel being utilized within the continuing operations versus discontinued operations.  The $4.0 million decrease in non-interest expense and income taxes is primarily attributable to a $2.5 million gain resulting from reduction in the lease liabilities as a result of changes in our expected minimum future lease payments.

	For the Six Months Ended June 30,
			Increase	%
	2009	2008	(Decrease)	Change
Net interest (expense) income	$(1,078)	$3,213	$(4,291)	(134)%

Loss on sale of loans	(8,010)	(8,711)	701	8
Recovery for repurchases	1,176	8,435	(7,259)	(86)
Other non-interest income	(1,946)	1,255	(3,201)	(255)
Total non-interest income	(8,780)	979	(9,759)	(997)

Personnel expense	(505)	(8,973)	8,468	94
Non-interest expense and income taxes	3,772	(5,579)	9,351	168
Net loss	$(6,591)	$(10,360)	$3,769	36%

Net loss for discontinued operations was $6.6 million for the six months ended June 30, 2009, compared to a net loss of $10.4 million for the comparable period in 2008.  Net interest income decreased $4.3 million to net interest expense of $1.1 million as a result of deterioration in loans held for sale and the resulting decreases in interest income.  Recovery from repurchases decreased $7.3 million to $1.2 million for the six months ended June 30, 2009, compared to $8.4 million in the comparable period of 2008.  The $7.3 million decrease is the result of changes in estimated repurchase obligations between periods, primarily related to favorable settlements of repurchase obligation during the first six months of 2008.  The $8.5 million decrease in personnel expense during the six months ended June 30, 2009 over the comparable period was a result of a greater amount of the Company’s personnel being utilized within the continuing operations versus discontinued operations.  As a result of the discontinuation of certain operations, non-interest expense and income taxes decreased $9.4 million between periods primarily due to a reductions of $4.2 million in occupancy expense (primarily composed of $2.6 million in gains resulting from the reduction in the lease liabilities as a result of changes in our expected minimum future lease payments), $2.4 million in legal and professional expense and $3.0 million in general and administrative expenses.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1:         LEGAL PROCEEDINGS

The Company is party to litigation and claims which are normal in the course of our operations.

In June 2009, the Company entered into a settlement agreement for an insignificant amount with plaintiffs in a purported class action matter entitled Vincent Marshell v. Impac Funding Corporation, et al., as further described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, requiring that all claims be dismissed with prejudice, with no admission of wrongdoing on the part of any defendant.

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

ITEM 1A:      RISK FACTORS

There have been recent reports of litigation in the mortgage industry related to securitizations.

As defaults, delinquencies, foreclosures, and  continuing losses in the real estate market continue, there have been recent lawsuits  by various investors, insurers, underwriters and others against various participants in securitizations, such as sponsors, depositors, underwriters, and loan sellers.  Some lawsuits have alleged that the mortgage loans had origination defects, that there were misrepresentations made about the mortgage loans and the parties failed to repurchase defective loans.  Historically, we both securitized and sold mortgage loans to third parties that may have been deposited or included in pools for securitizations.  In connection with these lawsuits, we may be asked to repurchase these mortgage loans, provide indemnification against such claims or we may become subject to litigation related to the securitizations.  As a result, we may incur significant legal and other expenses in defending against claims and litigation and we may be required to pay settlement costs, damages, penalties or other charges which could adversely affect our financial results.

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

None.

ITEM 3:         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Special Meeting of Common Stockholders

The Company held a special meeting of common stockholders on June 29, 2009 to approve amendments to the Company’s Charter to modify the preferential terms of the Series B Preferred Stock and Series C Preferred Stock, including modifications to dividend, liquidation premium and voting rights, as more fully described in the proxy statement dated May 29, 2009. The common stockholders voted on the matter as follows:

FOR	WITHELD	ABSTENTIONS	BROKER NON-VOTES
3,892,289	237,351	73,905	—

Consent Solicitation of Preferred Stockholders

In connection with the Company’s offer to purchase share of its Series B Preferred Stock and Series C Preferred Stock, the Company also solicited consents from the holders of Preferred Stock to modify the preferential terms of each series of Preferred Stock, including modifications to dividend, liquidation premium and voting rights, as more fully described in the offering circular dated May 29, 2009.  On June 29, 2009, voting together as a class, 4,378,880 shares of Preferred Stock provided consent approving the modifications to the terms of the Preferred Stock.

The Articles of Amendment to the Series B Preferred Stock and Series C Preferred Stock are filed as exhibits to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2009.

ITEM 5:         OTHER INFORMATION

Amendment to Declaration of Trust #4 and Supplement to Indenture

On July 14, 2009, the Company, Wilmington Trust Company, as institutional trustee, and holders of capital securities of Impac Capital Trust #4 (“Trust #4”) entered into Amendment No. 1 to the Amended and Restated Declaration of Trust #4 dated October 18, 2005 in order to (a) allow for the surrender of (i) Capital Securities of Trust #4 held by the Company or any of its affiliates, and (ii) Common Securities of Trust #4 proportionate to the Capital Securities surrendered, and in exchange receive a principal amount of debentures equal to the respective liquidation amount of the Capital Securities and Common Securities so surrendered so that the principal amount of debentures so issued in exchange may then be surrendered to the trustee for cancellation; (b) allow the holder of the Common Securities or the obligor under the Indenture  to purchase outstanding Capital Securities; and (c)terminate any right by the Company to defer interest payments on the Capital Securities of Trust #4.

On July 14, 2009, the Company and Wilmington Trust Company also entered into a First Supplemental Indenture to the Indenture dated October 18, 2005 to amend the Indenture to terminate the Company’s right to defer interest payments on the debt securities.

The above information included in this Item 5 is provided in accordance with Item 1.01 of Form 8-K.

Other

The information in Part II, Item 5 of the Company’s Form 10-Q for the period ended March 31, 2009 relating to Amendment No. 4 to 2001 Stock Plan, Option Cancellations, and Exchange of Trust Preferred Securities for Notes is hereby incorporated by reference into this Item 5.

ITEM 6:         EXHIBITS

(a)  Exhibits:

4.1	First Supplemental Indenture dated as of July 14, 2009 between Wilmington Trust Company and Impac Mortgage Holdings, Inc. to Indenture dated October 18, 2005.
10.1
Amendment No. 1 dated as of July 14, 2009 among Wilmington Trust Company, Impac Mortgage Holdings, Inc. and holders of Capital Securities to Amended and Restated Declaration of Trust dated October 18, 2005.

10.2	Exchange Agreement dated May 8, 2009 between Impac Mortgage Holdings, Inc., Taberna Preferred Funding I, Ltd., and Taberna Preferred Funding II, Ltd.
10.3
Junior Subordinated Indenture dated May 8, 2009 between Impac Mortgage Holdings, Inc. and The Bank of New York Mellon Trust Company, National Association, as trustee, related to Junior Subordinated Note due 2034 in the principal amount of $30,244,000.

10.4
Junior Subordinated Indenture dated May 8, 2009 between Impac Mortgage Holdings, Inc. and The Bank of New York Mellon Trust Company, National Association, as trustee, related to Junior Subordinated Note due 2034 in the principal amount of $31,756,000.

21.1	Subsidiaries of the Company.
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

August 10, 2009