Form 10-K
period 2009-12-31
IMPAC MORTGAGE HOLDINGS INC
filed 2010-03-16
CIK 1000298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009 or

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
 (949) 475-3600
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	NYSE Amex

Securities registered pursuant to Section 12(g) of the Act: none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☒

As of June 30, 2009, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $7.6 million, based on the closing sales price of common stock on the Pink OTC Markets, Inc. (formerly, Pink Sheets) on that date. For purposes of the calculation only, all directors and executive officers of the registrant have been deemed affiliates. There were 7,698,146 shares of common stock outstanding as of March 16, 2010. The registrant's common stock commenced trading on the NYSE Amex on December 29, 2009. Prior to that, the common stock was quoted on the Pink OTC Markets, Inc.

IMPAC MORTGAGE HOLDINGS, INC.
2009 FORM 10-K ANNUAL REPORT

IMPAC MORTGAGE HOLDINGS, INC.
2009 FORM 10-K ANNUAL REPORT

PART I

ITEM 1. BUSINESS

           Impac Mortgage Holdings, Inc. (the Company or IMH) is a Maryland corporation incorporated in August 1995 and has the following subsidiaries: Integrated Real Estate Service Corporation (IRES), IMH Assets Corp. (IMH Assets), Impac Warehouse Lending Group, Inc. (IWLG) and Impac Funding Corporation (IFC).

Forward-Looking Statements

           This report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, some of which are based on various assumptions and events that are beyond our control, may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "likely," "should," "could," "seem to," "anticipate," or similar terms or variations on those terms or the negative of those terms. The forward-looking statements are based on current management expectations. Actual results may differ materially as a result of several factors, including, but not limited to the following: the ongoing volatility in the mortgage industry; our ability to successfully manage through the current market environment; our ability to meet liquidity needs from current cash flows or generate new sources of revenue; management's ability to successfully manage and grow the Company's mortgage and real estate fee-based business activities; the ability to make interest payments; increases in default rates or loss severities and mortgage related losses; the ability to satisfy conditions (payment and covenants) in the note payable with a major creditor; our ability to obtain additional financing and the terms of any financing that we do obtain; inability to effectively liquidate properties to mitigate losses; increase in loan repurchase requests and ability to adequately settle repurchase obligations; decreases in value of our residual interests that differ from our assumptions; the ability of our common stock to continue trading in an active market; the outcome of litigation or regulatory actions pending against us or other legal contingencies; our compliance with applicable local, state and federal laws and regulations and other general market and economic conditions.

           For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see Item 1A. "Risk Factors" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report. This document speaks only as of its date and we do not undertake, and specifically disclaim any obligation, to publicly release the results of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

Recent Business Developments

           During 2009, the Company continued to implement steps to restructure its debt obligations and establish new lines of business in building an integrated mortgage services platform that provides solutions to the mortgage and real estate markets.

           The Company continued to improve its liquidity by successfully restructuring its debt obligations in 2009 by both settling and exchanging several significant liabilities, including:

  •
  The Company purchased and canceled $28.5 million in outstanding trust preferred securities for $4.3 million. Additionally, the Company exchanged an aggregate of $51.3 million in trust preferred securities for junior subordinated notes with an aggregate principal balance of $62.0 million. Under the terms of the exchange, the interest rate for each note was reduced from the original 8.01 percent to 2.00 percent through 2013 with increases of 1.00 percent per year through 2017, at which point they become variable at 3-month LIBOR plus 375 basis points. Through December 31, 2009, the Company has successfully settled or restructured $87.8 million of the original $96.3 million in trust preferred securities issued, reducing its annual interest expense obligation from $7.8 million to approximately $2.0 million.

  •
  The Company completed the purchase of 4,378,880 shares of its preferred stock, representing a liquidation value of $109.5 million, for $1.3 million plus $7.4 million in accumulated but unpaid dividends. In connection with the purchase, the Company eliminated its $14.9 million annual preferred dividend obligation.

  •
  The Company entered into a settlement agreement (the Settlement Agreement) with its remaining reverse repurchase facility lender to settle its remaining restructured reverse repurchase line. The agreement retired this facility and removed any further exposure associated with the line or the loans that secured the line. Pursuant to the terms of the settlement agreement, the Company settled the $140.0 million balance of the restructured reverse repurchase line by (i) transferring the loans securing the line to the lender at their approximate carrying values, (ii) making a cash payment of $20.0 million and (iii) entering into a credit agreement (the Credit Agreement) with the lender for a $33.9 million term loan, which is to be paid over 18 months.

           The Company also initiated various mortgage and real estate fee-based business activities, including loss mitigation, real estate disposition, monitoring and surveillance services, real estate brokerage and lending services and title and escrow services. The Company has been able to develop and enhance its service offerings in providing services to investors, servicers and individual borrowers primarily by focusing on loss mitigation and performance of our own long-term mortgage portfolio. These services have currently generated fees primarily from the Company's long-term mortgage portfolio and to a lesser extent from the marketplace, but we intend to expand service offerings to the marketplace. The development of these business activities focuses on vertical integration of a centralized platform which we believe we can operate synergistically to maximize their success.

           The information contained throughout this document is presented on a continuing basis, unless otherwise stated.

 Market Conditions

           The economy continued to contract during 2009 before showing modest signs of improvement toward the end of the year. The current economic environment, considered the worst recession on record since the Great Depression, continues to adversely affect the credit performance of the Company's long-term mortgage portfolio. The economy remains weak, as evidenced by many key economic indicators. Notably, the national unemployment rate increased to 10.1% in October 2009 before declining to 10.0% at the end of the fourth quarter and 9.7% at January 2010. Higher unemployment and weaker overall economic conditions have led to a significant increase in the number of loan defaults, while continued weak housing prices have driven a significant increase in loan loss severities. Activity in the housing sector increased, with new home construction picking up for the first time in three and a half years. Home price appreciation, housing starts and home sales began to exhibit some modest signs of recovery during the second half of the year. Inflation remained low, and the Federal Reserve indicated that the federal funds rate would likely remain low for an "extended period," reiterating its intent to continue to use a wide range of tools to promote economic recovery and maintain price stability.

           The Federal Reserve and U.S. government have undertaken certain initiatives during the year to strengthen the capital of financial institutions, promote lending, and inject liquidity into the financial markets. The U.S. government has also developed programs to incent lenders and servicers to provide loan modifications to troubled borrowers in an effort to fight the foreclosure crisis. However, mortgage delinquencies and foreclosures continued to increase in both the prime and subprime loan markets. The level of defaults and the national unemployment rate remain high, which creates some uncertainty about the strength or duration of any recovery. Additional deterioration in the overall economic environment, including continued weakening of the labor market, could cause loan delinquencies to increase beyond the Company's current expectations, resulting in additional increases in losses and reductions in fair value.

           Should defaults continue to remain elevated, as the economy and housing market continues to struggle, the credit performance of the Company's long-term mortgage portfolio may continue to be negatively affected by these economic conditions. Delinquencies and nonperforming loans and assets continue to remain at elevated levels, although we have begun to see some stabilization along with significant decreases in REOs. In addition, borrowers with significant negative equity and the ability to pay their mortgage payments are intentionally defaulting, called strategic defaults, because they believe that home prices will not recover in a reasonable amount of time. Additional deterioration in the overall economic environment, including continued deterioration in the labor market, could cause delinquencies to increase beyond the Company's current expectations, resulting in additional increases in losses and reductions in fair value.

           We believe there is currently no index for Alt-A mortgage products, but the general direction and magnitude of price movement in the ABX 2007-1index is reflective of the disruption in the market and general price movement experienced by the Company's securities. The index, which does not include any IMH bonds, is being used for illustrative purposes only because it is a non-conforming single-family mortgage index that has traded consistently in recent years. The ABX 2007-1 Index illustrates market prices for designated groups of subprime securities by credit rating. The index is shown here as an illustration of the price volatility in the general non-conforming subprime mortgage market since the beginning of 2007 and does not reflect actual pricing on IMH bonds, which are backed by Alt-A loans rather than subprime loans. As shown below, the ABX 2007-1 Index displays dramatic declines in the value of such securities.

ABX 2007-1

Effects of Recent Market Activity

           As a result of the Company's inability to sell or securitize non-conforming loans during the second half of 2007, the Company discontinued funding loans and discontinued substantially all of its mortgage (non-conforming single-family loans and commercial loans, which consist primarily of multifamily loans) and warehouse lending operations. Market conditions deteriorated in 2008 and continued to be depressed in 2009. As a result, the Company's investment in securitized non-conforming loans (residual interests) has been affected by the increase in estimated defaults and severities, evidenced by significant home price depreciation. The decline in single-family home prices can be seen in the chart below.

Case-Shiller (Composite-10)

           As depicted in the chart above, average home prices peaked in June 2006 at 226.29 and continued their dramatic decline through much of the first half of 2009, while increasing slightly over the remaining half of the year. The Standard & Poor's Case-Shiller 10-City Composite Home Price Index (the Index) for December 2009 was 158.18 (with the base of 100.00 for January 2000) and hasn't been this low since October 2003 when the Index was 157.71. Beginning in the third quarter of 2007, the Company began to believe that there was a correlation between the borrowers' perceived equity in their homes and defaults. The original loan-to-value (defined as loan amount as a percentage of collateral value, "LTV") and original combined loan-to-value (defined as first lien plus total subordinate liens to collateral value, "CLTV") ratios of single-family mortgages remaining in the Company's securitized mortgage collateral as of December 31, 2009 was 73 percent and 82 percent, respectively. The current LTV and CLTV ratios likely increased from origination date as a result of the deterioration in the real estate market. We believe that home prices that have declined below the borrower's original purchase price have a higher risk of default within our portfolio. Based on the Index, home prices have declined 30 percent through December 2009 from the 2006 peak. Further, we believe the home prices in general within California and Florida, the states with the highest concentration of our mortgages, have declined even further than the Index. We have considered the deterioration in home prices and its impact on our loss severities, which are a primary assumption used in the valuation of securitized mortgage collateral and borrowings.

           In response to the current market environment, during 2009, the Company initiated various fee-based business activities to provide solutions to the mortgage and real estate markets, including loss mitigation services such as loan modifications, real estate disposition and portfolio monitoring and surveillance services.

 Continuing Operations

           The Company's continuing operations include the mortgage and real estate fee-based business activities conducted by IRES and the long-term mortgage portfolio (residual interests in securitizations reflected as net trust assets and liabilities in the consolidated balance sheets).

Mortgage and real estate services

           In 2009, the Company has sought to create an integrated services platform to provide solutions to the mortgage and real estate markets. Pursuant to that, the Company initiated various mortgage and real estate fee-based business activities, including loan modifications, real estate disposition, monitoring and surveillance services, real estate brokerage, mortgage lending, and title and escrow services. The Company has been able to develop and enhance its service offerings in providing services to investors, servicers and individual borrowers primarily by focusing on loss mitigation and performance of our own long-term mortgage portfolio. The development of these business activities focuses on vertical integration of a centralized platform which we believe we can operate synergistically to maximize their success. The Company has established the following business activities:

  •
  Loss Mitigation—The Company has established loss mitigation operations to provide outsourced services including loan modification and short sale services to investors and institutions with distressed and delinquent residential and multifamily mortgage portfolios. In addition, we provide modification solutions to individual borrowers by interacting with loan servicers on behalf of the borrowers to assist them in lowering the monthly mortgage payments to an affordable level allowing them to remain in their homes. The Company receives fees paid by the borrower for loan modification services performed for the borrower.

  •
  Real Estate Solutions—The Company has established real estate solutions operations to provide real estate owned (REO) surveillance services to servicers and portfolio managers to assist them in maximizing loss mitigation performance in managing distressed mortgage portfolios and foreclosed real estate assets, along with disposition of such assets. In addition, we perform default surveillance and monitoring services for residential and multifamily mortgage portfolios for investors and servicers to assist them with overall portfolio performance.

  •
  Real Estate Brokerage—The Company has established real estate brokerage operations which primarily serves the southern California area. The primary business of the real estate brokerage business is the listing and selling of REO and pre-foreclosure properties associated with short sales.

  •
  Mortgage Lending Operations—The Company has established mortgage lending operations as it seeks to re-enter the mortgage lending industry. The mortgage lending activities include earning fees for brokering loans to third-party lenders since 2008 and originating loans through our mortgage banking platform under the "Impac" brand name. Although we originated only a minimal amount of loans in 2009, we expect to increase our loan originations in 2010 through retail channels, real estate broker channels and captive financing from the Company's portfolio of transactions, focusing on originating only loans that are eligible for sale to HUD and other government-sponsored enterprises.

  •
  Title and Escrow—During the fourth quarter of 2009, the Company received California Department of Insurance approval for our acquisition of a title insurance agency and escrow operations. Upon the approval, the Company acquired the operations effective December 31, 2009. The title insurance company services California and selected national markets to provide title insurance, escrow and settlement services to residential mortgage lenders, real estate agents, asset managers and REO companies in the residential market sector of the real estate industry. We deliver services through a proprietary integrated technology platform.

           For the year ended December 31, 2009, mortgage and real estate services fees were $42.6 million. Although the Company intends to attempt to generate more fees by expanding its services to third parties in the marketplace in the near future, the revenues from these business activities have primarily been generated from the Company's long-term mortgage portfolio. Furthermore, since these business activities are newly established, there remains uncertainty about their future success.

Master Servicing

           We have retained master servicing rights on substantially all of our non-conforming single-family residential and commercial mortgage acquisitions and originations that we retained or sold through securitizations. Our function as master servicer includes collecting loan payments from loan servicers and remitting loan payments, less master servicing fees receivable and other fees, to a trustee or other purchaser for each series of mortgage-backed securities or mortgages master serviced. In addition, as master servicer, we monitor compliance with our servicing guidelines and perform, or contract with a third party to perform, all obligations not adequately performed by any loan servicer. We are also required to advance funds or cause our loan servicers to advance funds to cover principal and interest payments not received from borrowers depending on the status of their mortgages. We also earn income or incur expense on principal and interest payments we receive from borrowers until those payments are remitted to the investors of those mortgages. Master servicing fees are generally 0.03 percent per annum on the unpaid principal balance of the mortgages serviced. Cash flows from master servicing has declined significantly due to a decrease in principal balances and a decline in interest rates since the end of 2008, which affects the amount we earn on balances held in custodial accounts. At December 31, 2009, we were the master servicer for approximately 51,700 mortgages with a principal balance of approximately $14.5 billion. At December 31, 2009, the Company's master servicing solely for unconsolidated securitizations included approximately $2.0 billion in servicing of which $0.6 billion of those loans were more than 60 days past due from the previous due date.

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

Long-Term Mortgage Portfolio

           The long-term mortgage portfolio consists of the residual interest in securitizations represented on the consolidated balance sheet as the difference between trust assets and trust liabilities.

           The long-term mortgage portfolio includes adjustable rate and, to a lesser extent, fixed rate Alt-A single-family residential mortgages and commercial (primarily multifamily) mortgages that were acquired and originated by the Company. Alt-A mortgages are primarily first lien mortgages made to borrowers whose credit is generally within typical Fannie Mae and Freddie Mac guidelines, but have loan characteristics that make them non-conforming under those guidelines.

           For instance, Alt-A mortgages frequently may have had loan balances in excess of maximum Fannie Mae and Freddie Mac lending limits and may not have certain documentation or verifications that are required by Fannie Mae and Freddie Mac and, therefore, in making our credit decisions, we were more reliant upon the borrower's credit score and the adequacy of the underlying collateral.

           Commercial mortgages (consisting primarily of multifamily residential loans) in the long-term mortgage portfolio are primarily adjustable rate mortgages with initial fixed interest rate periods of two-, three-, five-, seven- and ten-years that subsequently convert to adjustable rate mortgages, or (hybrid ARMs). Commercial mortgages have interest rate floors, which are the initial start rate, in some circumstances, lock out periods and prepayment penalty periods of three-, five- seven- and ten-years. Commercial mortgages have provided greater asset diversification on our balance sheet as borrowers of commercial mortgages typically have higher credit scores and commercial mortgages typically have a lower LTV.

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

           Historically, the Company securitized mortgages in the form of collateralized mortgage obligations (CMOs), which were consolidated and accounted for as secured borrowings for financial statement purposes. Securitized mortgages in the form of real estate mortgage investment conduits (REMICs), were either consolidated or unconsolidated depending on the design of the securitization structure. CMO and certain REMIC securitizations were designed so that the transferee (securitization trust) was not a qualifying special purpose entity (QSPE), and therefore the Company consolidated the variable interest entity (VIE) as it was the primary beneficiary of the sole residual interest in each securitization trust. Generally, this was achieved by including terms in the securitization agreements that gave the Company the ability to unilaterally cause the securitization trust to return specific mortgages, other than through a clean-up call. Amounts consolidated are included in trust assets and liabilities as securitized mortgage collateral, real estate owned, derivative assets, securitized mortgage borrowings and derivative liabilities in the accompanying consolidated balance sheets.

           Effective January 1, 2010, former QSPEs are evaluated for consolidation based on the provisions of FASB ASC 810-10-25, which eliminates the concept of a QSPE and changes the approach to determining a securitization trust's primary beneficiary. Refer to Note A-17—Recent Accounting Pronouncements in the notes to the consolidated financial statements for a discussion of the impact these new rules will have on the Company's consolidated balance sheets.

           During 2009 and 2008, the Company did not acquire or retain any mortgages in the portfolio.

           For additional information regarding the long-term mortgage portfolio refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," Note C "Securitized Mortgage Collateral" and Note F "Securitized Mortgage Borrowings" in the notes to the consolidated financial statements.

Discontinued Operations

           Discontinued operations primarily include minimizing or settling repurchase liability exposure and managing the lease liabilities related to our former non-conforming mortgage operations.

           In previous years, when our discontinued operations sold loans to investors, we were required to make normal and customary representations and warranties about the loans we had previously sold to investors. Our whole loan sale agreements generally required us to repurchase loans if we breached a representation or warranty given to the loan purchaser. In addition, we also could be required to repurchase loans as a result of borrower fraud or if a payment default occurs on a mortgage loan shortly after its sale. The Company continues to attempt to settle outstanding repurchase requests from third-party investors.

           In connection with the discontinuation of our non-conforming mortgage, retail mortgage, warehouse lending and commercial operations, a significant amount of office space that was previously occupied is no longer being used by the Company. Since the discontinuation of these operations, the Company has sought to reduce its liability by subleasing a significant amount of this office space.

Regulation

           Under our mortgage lending and real estate brokerage operations, we have established underwriting guidelines that include provisions for inspections and appraisals, required credit reports on prospective borrowers and determined maximum loan amounts. Our mortgage lending activities are subject to, among other laws, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, Fair Credit Reporting Act, Fair and Accurate Credit Transaction Act, Fair Housing Act, Gramm-Leach, Bliley Act, Telephone Consumer Protection Act, Can Spam Act, Real Estate Settlement Procedures Act, Home Mortgage Disclosure Act, the Fair Debt Collection Practices Act, the Secure and Fair Enforcement for Mortgage Licensing Act of 2008, and the regulations promulgated thereunder. These laws and regulations, among other things, prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs, prohibit the payment of kickbacks for the referral of business incident to a real estate settlement service, limit payment for settlement services to the reasonable value of the services rendered and goods furnished, restrict the marketing practices we used to find customers, require us to safeguard non-public information about our customers and require the maintenance, disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution, price and income level and established national minimum standards for mortgage licenses. Our mortgage lending, real estate brokerage and title and escrow activities are also subject to state and local laws and regulations, including state licensing laws, anti-predatory lending laws, and may also be subject to applicable state usury statutes. Our mortgage lending operation is an approved Housing and Urban Development "HUD" lender. As a HUD approved lender and if we become an approved Fannie Mae seller/servicer and Freddie Mac servicer, we are and will be required to submit annually to Fannie Mae, Freddie Mac, and HUD, as applicable, audited financial statements, or the equivalent, according to the financial reporting requirements of each regulatory entity for its sellers/ servicers. Our affairs will also be subject to examination by Fannie Mae and Freddie Mac at any time to assure compliance with applicable regulations, policies and procedures. Also refer to "Regulatory Risks" under Item 1A. Risk Factors for a further discussion of regulations that may affect our Company.

Competition

           We operate in a highly competitive industry that could become even more competitive as a result of legislative, regulatory, economic, and technological changes, as well as continued consolidation. Our competitors include banks, thrifts, credit unions, real estate brokerage firms, title and escrow companies, and mortgage banking companies. Competition is based on a number of factors including, among others, customer service, quality and range of products and services offered, price, reputation, interest rates, lending limits and customer convenience. To compete effectively, we must have a very high level of operational, technological, and managerial expertise, as well as access to capital at a competitive cost. As a result of reduced access to capital, general housing trends, rising delinquencies and defaults and other factors, many mortgage and real estate services firms have recently experienced severe financial difficulty, with some exiting the business or filing for bankruptcy protection.

           Our mortgage and real estate fee-based business activities compete with firms that provide similar services, including loan modification companies, real estate asset management and disposition companies, real estate brokerage firms and title and escrow companies.

           Risk factors, as outlined below, provide additional information related to risks associated with competition in the mortgage, real estate services and title and escrow industries.

Employees

           As of December 31, 2009 and 2008, we had a total of 299 and 127 full-time and part-time employees, respectively. Management believes that relations with its employees are good. We are not a party to any collective bargaining agreements.

ITEM 1A. RISK FACTORS

           Some of the following risk factors relate to a discussion of our assets. For additional information on our asset categories refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as the accompanying notes to the consolidated financial statements.

Risks Related To Our Businesses

If we fail to generate new sources of revenue successfully, our business, financial condition and results of operations could be materially and adversely affected.

           Since 2007, management has been challenged by the unprecedented turmoil in the mortgage market, including significant increases in delinquencies and foreclosures and significant increases in credit-related losses. In response, the Company discontinued its non-conforming mortgage and retail operations, its commercial operations and warehouse lending operations in 2007, and during 2008 and 2009 (i) terminated all of its reverse repurchase financings, except for one, which was restructured, (ii) reduced and restructured its trust preferred payment obligations, (iii) settled a significant portion of its outstanding loan repurchase claims, and (iv) eliminated its preferred stock dividends. Although these actions have decreased our debt obligations, certain others have caused a reduction in our cash and overall liquidity.

           In light of the continuing turmoil in the mortgage market, our ability to continue our operations is dependent upon our ability to successfully initiate new sources of revenue, such as our mortgage and real estate fee-based business activities that we established during 2009, and re-enter the mortgage lending industry, which may include acquiring new operations, that contribute sufficient additional cash flow to enable us to generate net revenue to meet our current and future expenses. Our future financial performance and success are dependent in large part upon our ability to implement and maintain our mortgage and real estate fee-based business activities and mortgage lending operations successfully. The mortgage and real estate services market is volatile and highly competitive. The Company's ability to successfully compete in the mortgage and real estate services market is uncertain as these operations are newly established. Our business will be materially affected if we are unable to generate sufficient liquidity to conduct our operations as planned.

           Our ability to acquire new businesses is significantly constrained by our limited liquidity and our likely inability to obtain financing or to issue equity securities as a result of our current financial condition and current market conditions, as well as other uncertainties and risks. There can be no assurances that we will be able to initiate or acquire new business operations. We may not be able to implement and maintain our new business operations successfully or achieve the anticipated benefits of their implementation. If we are unable to do so, we may be unable to satisfy our future operating costs and liabilities, including repayment of our note payable and long-term debt.

Our long-term liquidity is dependent on our ability to grow and maintain new businesses.

           The ability to meet our long-term liquidity requirements is subject to several factors, such as realizing cash flows from our long-term mortgage portfolio and generating fees from our newly established mortgage and real estate fee-based business activities. Our future financial performance and success are dependent in large part upon our ability to grow our mortgage and real estate fee-based business activities. We believe that current cash balances, short-term investments, cash flows realized from our long-term mortgage portfolio and fees generated from our mortgage and real estate fee-based business activities will be adequate to fund our current operations and liabilities. At December 31, 2009, our debt obligations, consisting of our trust preferred securities, junior subordinated notes, and the note payable related to the Settlement Agreement, was an aggregate of approximately $101.6 million in outstanding principal balance. We cannot provide any assurances that we will be able to operate successfully our new mortgage and real estate fee-based business activities and other business that we may implement in the future. If we are unable to do so, we may be unable to satisfy our future operating costs and liabilities, including repayment of our note payable and long-term debt.

Deteriorating mortgage market conditions have had and may continue to have a material adverse effect on our earnings and financial condition.

           Our results of operations are materially affected by conditions in the mortgage and real estate markets, the financial markets and the economy generally. Beginning in 2007, the mortgage industry and the single-family residential housing markets, and to a lesser extent multifamily residential, were adversely affected as home prices declined and delinquencies and defaults significantly increased. Borrowers have found it difficult to refinance due to home price depreciation and lenders tightened their underwriting guidelines, which has led to further increases in defaults and credit losses. During 2009, the Company continued to be significantly and negatively affected by the deteriorating real estate market and the weak economic environment. As a result, non-conforming mortgage loans have not performed up to historical expectations, and the fair value of non-conforming mortgage loans has deteriorated. This, in turn, has resulted in declining revenues and increased expenses, including significant increases in loan losses and impairment charges, losses sustained in the operation of real estate properties acquired in foreclosure proceedings and foreclosure related professional fees. These factors have led to continued deterioration in the quality of the Company's long-term mortgage portfolio, as evidenced by the continued increases in delinquencies, foreclosures and credit losses.

           The disruption in the capital markets and secondary mortgage markets has also reduced liquidity and investor demand for mortgage loans and mortgage backed securities, while yield requirements for these products has increased. The increased defaults on residential mortgage loans, increases in the number of ratings downgrades with respect to bonds issued in connection with securitized loans, lack of liquidity in the bond market and the financial condition of many companies that typically participate in this market have negatively affected our ability to operate our business. Continuing concerns about the declining real estate market, as well as inflation, energy costs, geopolitical issues and the availability and cost of credit, have contributed to increased volatility and diminished expectations for the economy and markets going forward. The mortgage market has been severely affected by changes in the lending landscape and there is no assurance that these conditions have stabilized or that they will not worsen. These unprecedented disruptions and deterioration of the mortgage market, have had, and may continue to have, an adverse effect on the Company's earnings and financial condition.

Difficult market conditions have already affected our industry and may continue to adversely affect us.

           Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has already adversely affected our industry and may continue to adversely affect our business, financial condition and results of operations. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

  •
  We expect to face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

  •
  Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage, and underwrite our customers become less predictive of future behaviors.

  •
  The processes we use to estimate losses inherent in our credit exposure requires difficult, subjective, and complex judgments, including forecast of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans, which may no longer be capable of accurate estimation and which may, in turn, impact the reliability of the processes.

  •
  Our ability to borrow from financial institutions or to engage in sales of mortgage loans to third parties (including mortgage loan securitization transactions with government-sponsored entities) on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events, including deteriorating investor expectations.

  •
  Competition in our industry could intensify as a result of increasing consolidation of financial services companies in connection with current market conditions.

  •
  Higher credit losses because of federal or state legislation or regulatory action that either (i) reduces the amount that our borrowers are required to pay us, or (ii) limits our ability to foreclose on properties or collateral or makes foreclosures less economically viable. In particular, there is legislation pending in the U.S. Congress that would allow a Chapter 13 bankruptcy plan to "cram down" the value of certain mortgages on a consumer's principal residence to its market value and/or reset debtor interest rate and monthly payments to an amount that permits them to remain in their homes.

If defaults on our mortgage loans continue, it will result in continuing declines in revenues and net income.

           Loan defaults result in a decrease in interest income and an increase in loan losses. The decrease in interest income resulting from loan defaults may be for a prolonged period of time as we seek to recover, primarily through legal proceedings, the outstanding principal balance and accrued interest due on a defaulted loan, plus the legal costs incurred in pursuing our legal remedies. Legal proceedings, which may include foreclosure actions and bankruptcy proceedings, are expensive and time consuming. The decrease in interest income, the costs incurred from defaulted loans and increases in loan losses will have an adverse impact on our liquidity, net income and shareholders' equity.

           The adverse market conditions have negatively affected our mortgage loan delinquencies and real estate owned (REO). At December 31, 2009, the Company's mortgage portfolio had 25.1 percent or $3.1 billion of loans that were 60 days or more delinquent, included in continuing and discontinued operations, compared to 22.7 percent or $3.5 billion at December 31, 2008. REO decreased 76.2 percent to $142.7 million at December 31, 2009 as compared to $599.8 million at December 31, 2008 and we incurred losses from REOs of $218.2 million for the year ended December 31, 2009 compared to $52.0 million for the previous year. During 2009, the Company increased its loss assumptions for its long-term mortgage portfolio due to the increase in expected defaults and loss severities related to the weak economy and housing market. These conditions, which increase the cost and reduce the availability of debt, may continue or worsen in the future.

Without adequate financing, the growth of our business operations will be limited.

           We have historically been dependent on warehouse lines, repurchase agreements, credit facilities, securitizations and other structured financings, and equity and debt issuances. The current dislocation and weakness in the capital and credit markets have created difficulties in obtaining financing. We are currently seeking warehouse facilities, and although we have been tentatively approved for an aggregate of $12 million in warehouse financing, as of the date of this report, we have not executed definitive agreements. If we are unable to obtain adequate financing, we will not be able to expand our business operations as planned, which will limit our revenues and operating results.

We may not be able to access financing sources on favorable terms, or at all, which could adversely affect our ability to implement and operate our business as planned.

           Future financing sources may include borrowings in the form of bank credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities, structured financing arrangements, public and private equity and debt issuances and derivative instruments, in addition to transaction or asset specific funding arrangements. Our access to sources of financing depend upon a number of factors over which we have little or no control, including general market conditions, our financial performance, and resources and policies or lenders. Under current market conditions, many forms of structured financing arrangements are generally unavailable, which has also limited borrowings under warehouse and repurchase agreements that are intended to be refinanced by such financings. In addition, if regulatory capital requirements imposed on our private lenders change, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity. Consequently, the implementation of our new mortgage lending operations may be dictated by the cost and availability of financing. Depending on market conditions at the relevant time, we may have to rely more heavily on additional equity issuances, which may be dilutive to our shareholders, or on less efficient forms of debt financing that require a larger portion of our cash flow from operations, thereby reducing funds available for our operations and future business opportunities. We cannot assure you that we will have access to such equity or debt capital on favorable terms (including, without limitation, cost and term) at the desired times, or at all, which could negatively affect our results of operations.

Our current long-term debt obligations, and any future debt financing may, contain restrictive covenants relating to our operations that may inhibit our ability to grow our business and increase revenues.

           Our debt obligations consist of trust preferred securities, junior subordinated notes, and the Credit Agreement. The Credit Agreement contains various restrictive covenants, such as the ability to incur additional indebtedness, effect certain asset sales and acquisitions, pay dividends, maintain shareholders equity of not less than zero (based on certain calculations), cash and cash equivalents of not less than $10 million (based on certain calculations), and issue redeemable capital stock. The trust preferred securities and the junior subordinated notes no longer allow the company to defer interest payments and the Company may not repurchase stock, pay dividends or repay debt that is pari passu during an event of default. If or when we obtain additional financing, lenders may impose restrictions on us that would affect our ability to incur additional debt, make certain allocations or acquisitions, reduce liquidity below certain levels, make distributions to our shareholders, redeem debt or equity securities and restrict our flexibility to determine our operating policies and strategies. For example, our loan documents may contain negative covenants that limit, among other things, our ability to repurchase our common shares, employ leverage beyond certain amounts, sell assets, engage in mergers or acquisitions, grant liens, and enter into transactions with affiliates. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their interests against existing collateral. We may also be subject to cross-default and acceleration rights and, with respect to collateralized debt, the posting of additional collateral and foreclosure rights upon default. Any new financing could subject us to recourse indebtedness and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flows, thereby reducing cash available for operations. If we are not able to arrange for new financing on terms acceptable to us, or if we default on our covenants causing repayment acceleration and an increase in interest rates, we may not have funds available for operations as well as for future business opportunities, which would have a material adverse effect on our business, financial condition, liquidity and results of operations.

If we are forced to liquidate, we may have few unpledged assets for distribution to unsecured creditors or equity holders.

           In the event we are forced to liquidate, the majority of our assets are either collateral for specific borrowings or pledged as collateral for secured liabilities. We may have few remaining assets available for unsecured creditors and equity holders.

A material difference between the assumptions used in the determination of the value of our residual interests and our actual experience would cause us to write down the value of these securities and could harm our liquidity and financial condition.

           Investments in residual interests and subordinated securities are much riskier than investments in senior mortgage-backed securities because these subordinated securities bear credit losses prior to the related senior securities. The risk associated with holding residual interests and subordinated securities is greater than holding the underlying mortgage loans directly due to the concentration of losses attributed to the subordinated securities. The value of residual interests represents the present value of future cash flows expected to be received by us from the excess cash flows created in the securitization transaction. In general, future cash flows are estimated by taking the coupon rate of the loans underlying the transaction less the interest rate paid to the bond holders, less contractually specified servicing and trustee fees, and after giving effect to estimated prepayments, credit losses and overcollateralization requirements. We estimate future cash flows from these securities and value them utilizing assumptions based in part on projected interest rates, delinquency, mortgage loan prepayment speeds and credit losses. It is extremely difficult to validate the assumptions we use in valuing our residual interests. Even if the general accuracy of the valuation model is validated, valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships which drive the results of the model. Such assumptions are complex as we must make judgments about the effect of matters that are inherently uncertain. If our actual experience differs from our assumptions, we could be required to reduce the value of these securities. Furthermore, if our actual experience differs materially from these assumptions, our cash flow, financial condition, results of operations and liquidity may be harmed.

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

           A significant source of revenue is net interest income or net interest spread from our long-term mortgage portfolio, which is the difference between the interest we earn on our interest earning assets and the interest we pay on our interest bearing liabilities. The rates we pay on our borrowings are independent of the rates we earn on our assets and may be subject to more frequent periodic rate adjustments. Therefore, we could experience a decrease in net earnings or a loss because the interest rates on our borrowings could increase faster than the interest rates on our assets, if the increased borrowing costs are not offset by reduced cash payments on derivatives recorded in other non-interest income. If our net interest spread becomes negative, we will be paying more interest on our borrowings than we will be earning on our assets and we will be exposed to a risk of loss.

           The rates paid on our borrowings and the rates received on our assets may be based upon different indices. Our long-term mortgage portfolio includes mortgages that are one-, three- and six-month LIBOR and one-year LIBOR hybrid ARMs. These are mortgages with fixed interest rates for an initial period of time, after which they begin bearing interest based upon short-term interest rate indices and adjust periodically. We generally funded mortgages with adjustable interest rate borrowings having interest rates that are indexed to short-term interest rates, typically one-month LIBOR, and adjust periodically at various intervals. To the extent that there is an increase in the interest rate index used to determine our adjustable interest rate borrowings and it increases faster than the indices used to determine the rates on our assets (i.e., the increase is not offset by a corresponding increase in the rates at which interest accrues on our assets) or is not offset by various cash payments on interest rate derivatives that we have in place at any given time, our net earnings will decrease or we will have net losses. Additionally, the Company has commenced a policy to modify loans by either reducing the interest rates, waiving accrued and unpaid interest or deferring accrued interest to help minimize delinquencies and maximize recoveries on loans. Although we believe in the long run this is beneficial to the Company, the modification of loans to defer the re-pricing may cause the Company to experience a reduction in expected cash flows.

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

           We were an acquirer and originator of non-conforming single family and multifamily mortgage loans. These are mortgages that generally may not qualify for purchase by government-sponsored agencies such as Fannie Mae and Freddie Mac. Our operations have been negatively affected due to our investments in these mortgages. Credit risks associated with these mortgages may be greater than those associated with conforming mortgages. Mortgages made to such borrowers generally entail a higher risk of delinquency and higher losses than mortgages made to borrowers who utilize conventional mortgage sources. Delinquency, foreclosures and losses generally increase during economic slowdowns or recessions. The actual risk of delinquencies, foreclosures and losses on mortgages made to our borrowers are higher under current economic conditions than those in the past. Additionally, the combination of different underwriting criteria and higher rates of interest leads to greater risk, including higher prepayment rates and higher delinquency rates and /or credit losses. We also have loans that are interest only and option-ARM loans that allow a borrower to pay only the stated interest or less than the stated interest, respectively, attributable to their loan for a set period of time. If there is a decline in real estate values borrowers may default on these types of loans since they have not reduced their principal balances, which, therefore, could exceed the value of their property. In addition, a reduction in property values would also cause an increase in the CLTV or LTV ratio for that loan which could have the effect of reducing the value of the property collateralized by that loan, reducing the borrowers' equity in their homes to a level that would increase the risk of default.

Our commercial and multifamily mortgages may expose us to increased lending risks.

           Our commercial and multifamily mortgages typically involve larger mortgage balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgages. These commercial and multifamily mortgages have risks because repayment of the mortgages often depends on the successful operations and the income stream of the borrowers. Additionally, current economic conditions and the resulting tightening of credit markets have limited the opportunities for borrowers seeking to refinance their mortgages prior to scheduled interest rate resets. The inability of commercial and multifamily borrowers to successfully refinance their mortgages prior to scheduled interest rate reset dates could significantly increase delinquencies and losses within our long-term mortgage portfolio.

The geographic concentration of our mortgages increases our exposure to risks in those areas.

           We do not set limitations on the percentage of our long-term mortgage portfolio composed of properties located in any one area (whether by state, zip code or other geographic measure). Concentration in any one area increases our exposure to the economic and natural hazard risks associated with that area. A majority of our mortgage acquisitions and originations, long-term mortgage portfolio and finance receivables are secured by properties in California and, to a lesser extent, Florida. California and Florida have experienced, and may experience in the future, an economic downturn and have also suffered the effects of certain natural hazards. As a result of the economic downturn, real estate values in California and Florida have decreased drastically and may continue to decrease in the future, which could have a material adverse effect on our results of operations or financial condition.

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

The performance of our long-term mortgage portfolio may be adversely affected by the performance of parties who service or sub-service our mortgage loans.

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

           In a securitization, relevant agreements permit us to be terminated as servicer or master servicer under specific conditions described in these agreements. If, as a result of a servicer or sub-servicer's failure to perform adequately, we were terminated as master servicer of a securitization, the value of any master servicing rights held by us could be adversely affected.

We are a defendant in purported class action lawsuits and may not prevail in these matters.

           Class action lawsuits and regulatory actions alleging improper marketing practices, abusive loan terms and fees, disclosure violations, improper yield spread premiums and other matters are risks faced by all mortgage originators, particularly those in the Alt-A and subprime market. We are a defendant in purported class actions pending in different states. Some of the class actions allege generally that the loan originator (not Impac) improperly charged fees in violation of various state lending or consumer protection laws in connection with mortgages that we acquired while others allege that our lending practice was a statutory violation, an unlawful business practice, an unfair business practice or a breach of a contract. Although the suits are not identical, they generally seek unspecified compensatory damages, punitive damages, pre- and post-judgment interest, costs and expenses and rescission of the mortgages, as well as a return of any improperly collected fees. We may incur defense costs and other expenses in connection with the class action lawsuits, and we cannot assure you that the ultimate outcome of these or other actions will not have a material adverse effect on our financial condition or results of operations. In addition to the expense and burden incurred in defending this litigation and any damages that we may suffer, our management's efforts and attention may be diverted from the ordinary business operations in order to address these claims. If the final resolution of this litigation is unfavorable to us, our financial condition, results of operations and cash flows might be materially adversely affected if our existing insurance coverage is unavailable or inadequate to resolve the matters. We believe we have meritorious defenses to the actions and intend to defend against them vigorously; however, an adverse judgment in any of these matters could have a material adverse effect on us.

There has been recent litigation in the mortgage industry related to securitizations.

           As defaults, delinquencies, foreclosures, and losses in the real estate market continue, there have been recent lawsuits by various investors, insurers, underwriters and others against various participants in securitizations, such as sponsors, depositors, underwriters, and loan sellers. Some lawsuits have alleged that the mortgage loans had origination defects, that there were misrepresentations made about the mortgage loans and the parties failed to properly disclose the quality of the mortgage loans or repurchase defective loans. There have been other claims contending errors or misrepresentations in the securitization documents or process itself. Historically, we both securitized and sold mortgage loans to third parties that may have been deposited or included in pools for securitizations. In connection with these lawsuits, we may be asked to repurchase these mortgage loans, provide indemnification against such claims or we may become subject to litigation related to the securitizations. As a result, we may incur significant legal and other expenses in defending against claims and litigation and we may be required to pay settlement costs, damages, penalties or other charges which could adversely affect our financial results.

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

           At the end of our 2009 taxable year, we had net operating loss (NOL) carryforwards of approximately $838.0 million for federal income tax purposes and approximately $819.5 million for state income tax purposes. Although, under existing tax rules, we are generally allowed to use those NOL carryforwards to offset taxable income in subsequent taxable years, our ability to use those NOL carryforwards to offset income may be severely limited to the extent that we have experienced or do experience an ownership change within the meaning of Section 382 of the Internal Revenue Code. These provisions could also limit our ability to deduct certain losses (built-in losses) we recognize after an ownership change with respect to assets we own at the time of the ownership change. In general, an ownership change, as defined by Section 382, results from transactions increasing ownership of certain stockholders or public groups in our stock by more than 50 percentage points over a three-year period. Any limitation on our NOL carryforwards that could be used to offset post-ownership change taxable income would adversely affect our liquidity and cash flow, as and when we become profitable. However, even if no ownership change occurs, we do not expect to generate sufficient taxable income in future periods to be able to realize fully the tax benefits of our NOL carryforwards.

Regulatory Risks

Violation of various federal, state and local laws may result in financial losses.

           To the extent we originated and purchased mortgage loans and re-enter the mortgage lending business, or provide title and escrow services, applicable state and local laws generally regulate interest rates and other charges, require certain disclosure, and require licensing of the mortgage broker, lender and purchaser. In addition, other state and local laws, public policy and general principles of equity relating to the protection of consumers, unfair and deceptive practices and debt collection practices may apply to the origination, servicing and collection of our loans, and title and escrow services. Mortgage loans are also subject to federal laws, including:

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

  •
  the Alternative Mortgage Transaction Parity Act of 1982, which preempts certain state lending laws which regulate alternative mortgage transactions;

  •
  the Fair Debt Collection Practices Act which prohibits unfair debt collection practices; and

  •
  the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 establishes national minimum standards for mortgage licensees.

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

           On November 17, 2008, the Department of Housing and Urban Development ("HUD") published a new final rule that seeks to simplify and improve disclosures regarding mortgage settlement services and encourage consumers to compare prices for such services by consumers. Parts of the new rule became effective on January 16, 2009 but the majority of the rule had a mandatory effective date of January 1, 2010. The material provisions of the new rule include: new Good Faith Estimate ("GFE") and HUD-1 forms, permissibility of average cost pricing by settlement service providers, implementation of tolerance limits on various fees from the issuance of the GFE and the HUD-1 provided at closing, and disclosure of the title agent and title underwriter premium splits. We have revised our systems and processes to be compliant with the new rules and implemented our changes as of January 1, 2010. It is too early to determine the impact that these new rules may have on the real estate and settlement services industries, including on the Company.

           The title insurance business is heavily regulated by state insurance regulatory authorities including the California Department of Insurance. These authorities generally possess broad powers with respect to the licensing of title insurers, the types and amounts of investments that title insurers may make, insurance rates, forms of policies and the form and content of required annual statements, as well as the power to audit and examine title insurers. Under state laws, certain levels of capital and surplus must be maintained and certain amounts of securities must be segregated or deposited with appropriate state officials. Various state statutes require title insurers to defer a portion of all premiums in a reserve for the protection of policyholders and to segregate investments in a corresponding amount. Further, most states restrict the amount of dividends and distributions a title insurer may make to its shareholders.

New regulatory laws affecting the mortgage industry may affect our ability to re-enter the mortgage market.

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

           The market price of our securities has been volatile. Our common stock was recently listed for trading on the NYSE Amex stock exchange in December 2009, and prior to that it was quoted on the pink sheets since November 2008. We cannot guarantee that a consistently active trading market for our securities will continue. In addition, there can be no assurances that such markets will continue or that any shares which may be purchased may be sold without incurring a loss. Any such market price of our shares may not necessarily bear any relationship to our book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for the shares in the future. The market price of our securities is likely to continue to be highly volatile and could be significantly affected by factors including:

  •
  unanticipated fluctuations in our operating results;

  •
  general market and mortgage industry conditions;

  •
  mortgage and real estate fees;

  •
  delinquencies and defaults on outstanding mortgages;

  •
  loss severities on loans and REO;

  •
  prepayments on mortgages;

  •
  valuations of securitization related assets and liabilities;

  •
  mark to market adjustments related to the fair value of derivatives; and

  •
  interest rates.

           During 2009, our common stock reached an intra-day high sales price of $4.99 on October 15, and an intra-day low sales price of $0.12 on March 13. As of March 5, 2010, our stock price closed at $3.95 per share. In addition, significant price and volume fluctuations in the stock market have particularly affected the market prices for the securities of mortgage companies such as ours. Furthermore, general conditions in the mortgage industry may adversely affect the market price of our securities. These broad market fluctuations have adversely affected and may continue to adversely affect the market price of our securities. If our results of operations fail to meet the expectations of securities analysts or investors in a future quarter, the market price of our securities could also be materially adversely affected and we may experience difficulty in raising capital.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

           As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2. PROPERTIES

           Our primary executive and administrative offices are located at 19500 Jamboree Road, Irvine, California 92612 where we have a premises lease expiring in November 2016. We have two options to extend the term for five-year periods for each option. The premises consist of a seven-story building containing approximately 210,000 square feet with an initial annual rental rate of $31.80 per square foot, which amount increases every 30 months since commencement of the lease in October 2006. As of December 31, 2009, the Company has subleased approximately 102,000 square feet of our corporate headquarters.

ITEM 3. LEGAL PROCEEDINGS

Mortgage-related Litigation

           On June 27, 2000, a complaint captioned Michael P. and Shellie Gilmor v. Preferred Credit Corporation and Impac Funding Corporation, et al. was filed in the Circuit Court for Clay County, Missouri, as a purported class action lawsuit alleging that the defendants violated Missouri's Second

Loans Act and Merchandising Practices Act. In July 2001, the Missouri complaint was amended to include IMH and other Impac-related entities. A plaintiffs class was certified on January 2, 2003. On January 27, 2006, the Company filed pleadings in response to the Sixth Amended Complaint, including motions to dismiss. No opposition has yet been filed by the plaintiffs.

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

           On November 9, 2007, and separately on August 25, 2008, two matters were filed against IFC in Orange County in the Superior Court of California, as case nos. 07CC11612 and 00110553, respectively, by Citimortgage, Inc., alleging claims for breach of contract and damages based upon representations and warranties made in conjunction with whole loan sales. These actions seek combined damages in excess of $7.5 million.

           On June 28, 2008, a matter was filed against IFC in the Circuit Court of the Eighteenth Judicial District, Dupage County in Illinois, as case no. 2008L000721, by TR Mid America Plaza Corp., seeking damages for breach of contract (a lease agreement) in excess of $1.1 million plus such amount as determined through the date of judgment and payment of attorneys fees and costs.

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

Securities Litigation

           On August 17, 2007, a purported class action matter was filed in the United States District Court, Central District of California, against IMH and several of its senior officers entitled Sheldon Pittleman v. Impac Mortgage Holdings, Inc., et al. The action alleges against all defendants violations of

Section 10(b) and 10b-5 of the Securities Exchange Act of 1934 (the "Exchange Act") and against the individual defendants violations of Section 20(a) of the Exchange Act. Plaintiffs contend that the defendants caused the Company's stock to trade at artificially inflated prices through false and misleading statements and intentional or reckless disregard of basic accounting principles. The complaint seeks compensatory damages for all damages sustained as a result of the defendants' actions, including reasonable costs and expenses and other relief as the court may deem proper. On October 3, 2007, a similar case was filed in the same Court entitled Richard Abrams v. Impac Mortgage Holdings, Inc., et al. This action makes allegations similar to those in the Pittleman action and also seeks similar recovery. These matters were consolidated with lead counsel appointed by the court. A Consolidated Complaint captioned Sheldon Pittleman v. Impac Mortgage Holdings, Inc., et al was filed on January 8, 2008. A motion to dismiss was filed by the defendants on March 10, 2008 and that motion was granted. On October 27, 2008, a Third Amended Complaint was filed, and on December 15, 2008, the defendants filed a motion to dismiss, which the court sustained without leave to amend on March 10, 2009. On April 7, 2009, the plaintiffs filed a Notice of Appeal of the Order Granting the Motion to Dismiss With Prejudice and the Judgment thereon. That appeal is still pending.

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

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

           Until November 20, 2008, our common stock was listed on the New York Stock Exchange and from then until December 29, 2009, the Company's common stock was quoted on the Pink OTC Markets (formerly, Pink Sheets). Our common stock is currently listed on the NYSE Amex (formerly known as the American Stock Exchange) under the symbol "IMPM."

           The following table summarizes the high, low and closing sales prices for our common stock for the periods indicated:

	2009			2008 (1)
	High	Low	Close	High	Low	Close
First Quarter	$0.80	$0.12	$0.18	$19.80	$5.30	$12.70
Second Quarter	1.01	0.16	1.00	16.00	6.90	7.50
Third Quarter	2.96	0.90	2.11	10.00	1.60	2.50
Fourth Quarter	4.99	2.11	3.29	3.70	0.20	0.60

(1)
All historical share and per share data have been restated to give retroactive recognition of the Company's ten-for-one reverse stock split effected in December 2008.

           On March 5, 2010, the last quoted price of our common stock on the NYSE Amex was $3.95 per share. As of March 5, 2010, there were 251 holders of record, including holders who are nominees for an undetermined number of beneficial owners, of our common stock.

           The Board of Directors of the Company authorizes the payment of cash dividends on its common stock, subject to an ongoing review of the Company's profitability, liquidity and future operating cash requirements. The Board of Directors did not declare cash dividends on our common stock during the years ended December 31, 2009 and 2008. We do not expect to declare or pay any cash dividends on our common stock in the foreseeable future.

           Pursuant to the terms of our settlement agreement with our remaining reverse repurchase facility lender, we are not allowed to authorize, declare or pay dividends on our common stock while the related note payable remains outstanding.

           In connection with the completion of its Offer to Purchase and Consent Solicitation, the Company paid $7.4 million accumulated but unpaid dividends on its 9.375% Series B Cumulative Redeemable Preferred Stock and 9.125% Series C Cumulative Redeemable Preferred Stock during the year ended December 31, 2009. There was $7.4 million and $11.2 million in dividends paid on preferred stock during the years ended December 31, 2009 and 2008, respectively.

ITEM 6. SELECTED FINANCIAL DATA

           As a smaller reporting company, we are not required to provide the information required by this Item.

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

Selected Financial Results for 2009

Continuing Operations

  •
  Earnings from continuing operations of $8.5 million for the year ended December 31, 2009, compared to $4.8 million for 2008.

  •
  Net interest income of $9.8 million for the year ended December 31, 2009, compared to $13.7 million for 2008.

  •
  Non-interest income—net trust assets of $13.0 million for the year ended December 31, 2009, compared to a loss of $27.7 million for 2008.

  •
  Mortgage and real estate services fees of $42.6 million for the year ended December 31, 2009, compared to none for 2008.

Discontinued Operations

  •
  Earnings from discontinued operations (net of tax) of $2.3 million for the year ended December 31, 2009, compared to a loss of $49.5 million for 2008.

Market Conditions

           See Item 1. "Business" for discussion of market conditions.

Status of Operations

Mortgage and real estate services

           During 2007, as a result of the disruption in the mortgage market and the Company's inability to sell or securitize mortgages, the Company's Board of Directors elected to discontinue the non-conforming mortgage and retail operations conducted by IFC, the commercial operations conducted by ICCC, and the warehouse lending operations conducted by IWLG (collectively, the discontinued operations).

           In 2009, the Company has sought to create an integrated services platform to provide solutions to the mortgage and real estate markets. Pursuant to that, the Company initiated various mortgage and real estate fee-based business activities, including loan modifications, real estate disposition, monitoring and surveillance services, real estate brokerage, mortgage lending, and title and escrow services. The Company has been able to develop and enhance its service offerings in providing services to investors, servicers and individual borrowers primarily by focusing on loss mitigation and performance of our own long-term mortgage portfolio. The development of these business activities focuses on vertical integration of a centralized platform which we believe we can operate synergistically to maximize their success.

           During the fourth quarter of 2009, the Company received California Department of Insurance approval for our acquisition of a title insurance agency and its escrow operations. Upon the approval, the Company acquired the operations effective December 31, 2009. The title insurance company services California and selected national markets and is integrated into the Company's services platform providing solutions to the mortgage and real estate markets.

           For the year ended December 31, 2009, mortgage and real estate services fees were $42.6 million, primarily comprised of $17.5 million in loan modification fees, $13.6 million in monitoring and surveillance fees, $7.1 million in servicing income, and $4.4 million in title and escrow fees. Although the Company intends to attempt to generate more fees by providing these services to third parties in the marketplace in the near future, the revenues from these business activities have primarily been generated from the Company's long-term mortgage portfolio which is declining from principal repayments and liquidation of defaulted loans. Furthermore, since these business activities are newly established, there remains uncertainty about their future success.

Long-term mortgage portfolio

           Throughout 2009, the Company continued to be significantly and negatively affected by the deteriorating real estate market and the weak economic environment. These factors have led to continued deterioration in the quality of the Company's long-term mortgage portfolio, as evidenced by the continued increases in delinquencies, foreclosures and credit losses. Existing conditions are unprecedented and inherently involve significant risks and uncertainty to the Company. The current market conditions have led to fewer sources of liquidity available to the Company to operate its business. These conditions continue to have an adverse effect on the performance of the Company's long-term mortgage portfolio, including significant losses on real estate owned. During 2009, the Company increased its loss assumptions for its long-term mortgage portfolio due to the increase in expected defaults and loss severities related to the weak economy and housing market.

           At December 31, 2009, our residual interest in securitizations (represented by the difference between trust assets and trust liabilities) decreased to $23.0 million, compared to $28.0 million at December 31, 2008. The decrease was primarily related to the receipt of residual cashflows and increases in defaults and loss severities.

Liquidity and capital resources

           During 2009, the Company continued to fund its operations primarily from the cash flows generated from its long-term mortgage portfolio, which included mortgage and real estate services fees and cash flows from our residual interests in securitizations.

           Additionally, during 2009, the Company received $15.8 million in income tax refunds, including interest, primarily related to an $8.9 million refund attributable to favorable changes in tax laws surrounding the carryback of net operating losses for additional prior years.

Trust preferred securities

           In January 2009, the Company purchased and canceled all of the $25.0 million in outstanding trust preferred securities of Impac Capital Trust #2 for $3.75 million and terminated the related debt.

           In May 2009, the Company exchanged an aggregate of $51.3 million in trust preferred securities of Impac Capital Trusts #1 and #3 for junior subordinated notes with an increased aggregate principal balance of $62.0 million and a maturity date in March 2034. Under the terms of the exchange, in consideration for the increase in principal, the interest rate for each note was reduced from the original 8.01 percent to 2.00 percent through 2013 with increases of 1.00 percent per year through 2017. Starting in 2018, the interest rates become variable at 3-month LIBOR plus 375 basis points. In connection with the exchange, the Company paid a fee of $0.5 million.

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

           As a result of the restructuring of $51.3 million and the cumulative purchases and cancelation of $36.5 million in outstanding trust preferred securities, the Company reduced its annual interest expense obligation from $7.8 million to approximately $2.0 million. At December, 31, 2009, the Company has $8.5 million in outstanding trust preferred securities of Impac Capital Trust #4 and $62.0 million in outstanding junior subordinated notes.

Preferred stock

           In June 2009, the Company completed the Offer to Purchase and Consent Solicitation (the "Offer to Purchase") of its 9.375% Series B Cumulative Redeemable Preferred Stock and 9.125% Series C Cumulative Redeemable Preferred Stock. The Series B Preferred Stock had a liquidation preference of $50 million and the Series C Preferred Stock had a liquidation preference of $111.8 million, for a total of $161.8 million. Upon expiration of the Offer to Purchase, holders of approximately 67.7% of the Preferred Stock tendered an aggregate of 4,378,880 shares. Stockholders of the Company's Series B Preferred Stock tendered 1,323,844 shares at $0.29297 per share for $388 thousand. Stockholders of the Company's Series C Preferred Stock tendered 3,055,036 shares at $0.28516 per share for $871 thousand. The aggregate purchase price for the Preferred Stock was $1.3 million. In addition, in connection with the completion of the offer to purchase the Company paid $7.4 million accumulated but unpaid dividends on its Preferred Stock. With the total cash payment of $8.7 million, the Company eliminated $109.5 million of liquidation preference on its Preferred Stock. After the completion of the Offer to Purchase, the Company has outstanding $52.3 million liquidation preference of Series B and Series C Preferred Stock, but as discussed below is not obligated to pay dividends on such preferred stock.

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

Restructured Financing

           In October 2009, the Company entered into a settlement agreement (the Settlement Agreement) with its remaining reverse repurchase facility lender to settle the restructured financing. The Settlement Agreement retired the then-existing facility and removed any further exposure associated with the line or the loans that secured the line. Pursuant to the terms of the Settlement Agreement, the Company (i) settled the $140.0 million balance of the reverse repurchase line by transferring the loans securing the line to the lender at their approximate carrying values, (ii) made a cash payment of $20.0 million and (iii) entered into a credit agreement with the lender (the "Credit Agreement") for a $33.9 million term loan. The borrowing under the Credit Agreement, which is to be paid over 18 months, bears interest at a rate of one-month LIBOR plus 350 basis points and requires a monthly principal and interest payment of $1.5 million. A $10.0 million principal payment is due by April 2010 as part of the Credit Agreement. As of December 31, 2009, the outstanding balance of the note payable, included in our consolidated balance sheets was $31.1 million.

           The ability to meet our long-term liquidity requirements is subject to several factors, such as generating fees from our mortgage and real estate fee-based business activities and realizing cash flows from our long-term mortgage portfolio. Our future financial performance and success are dependent in large part upon our ability to grow our mortgage and real estate fee-based business activities. We believe that current cash balances, short-term investments, cash flows from mortgage and real estate services fees generated from our long-term mortgage portfolio, and residual interest cash flows from our long-term mortgage portfolio are adequate for our current operating needs. There can be no assurances that we will be able to implement our new mortgage and real estate fee-based business activities successfully or achieve the anticipated benefits of their implementation. If we are unable to do so, we may be unable to satisfy our future operating costs and liabilities, including repayment of the note payable and long-term debt.

           To understand the financial position of the Company better, we believe it is important to understand the composition of the Company's stockholders' equity (deficit) and to which component of the business it relates. At December 31, 2009, the equity (deficit) within our continuing and discontinued operations was comprised of the following significant assets and liabilities:

	Condensed Components of Stockholders' Equity (Deficit) As of December 31, 2009
	Continuing Operations	Discontinued Operations	Total
Cash	$25,678	$172	$25,850
Short-term investments	5,002	-	5,002
Residual interests in securitizations	22,977	-	22,977
Note payable	(31,060)	-	(31,060)
Long-term debt ($71,120 par)	(9,773)	-	(9,773)
Repurchase reserve	-	(10,967)	(10,967)
Lease liability (1)	-	(3,875)	(3,875)
Deferred charge	13,144	-	13,144
Net other assets (liabilities)	4,137	(2)	4,135

Stockholders' equity (deficit)	$30,105	$(14,672)	$15,433

(1)
Guaranteed by IMH.

Continuing operations

           At December 31, 2009, cash within our continuing operations decreased to $25.7 million from $46.2 million at December 31, 2008. The primary sources of cash between periods were cash flow of $30.4 million from residual interests in securitizations, $42.6 million fees generated from the mortgage and real estate fee-based business activities and income tax refunds of $15.8 million, including interest. Offsetting the sources of cash were operating expenses totaling $55.6 million, a $5.0 million investment in highly liquid short-term investments and a $20.0 million cash payment related to the settlement of the former restructured financing. The Company made $3.0 million in payments on the note payable associated with the settlement. Additionally, the Company made $15.0 million in payments on the restructured financing prior to the settlement in October 2009. During the year, the Company repurchased preferred stock for $1.3 million and paid $7.4 million in accumulated but unpaid preferred stock dividends. Additionally, the Company paid $4.3 million to purchase and cancel $28.5 million in trust preferred securities.

           Since our consolidated and unconsolidated securitization trusts are nonrecourse, we have netted trust assets and liabilities to present the Company's interest in these trusts more simply, which are considered our residual interests in securitizations. For unconsolidated securitizations our residual interests represent the fair value of investment securities available-for-sale. For consolidated securitizations, our residual interests are represented by the fair value of securitized mortgage collateral and real estate owned, offset by the fair value of securitized mortgage borrowings and net derivative liabilities. We receive cash flows from our residual interests in securitizations to the extent they are available after required distributions to bondholders and maintaining overcollateralization levels within the trusts. The estimated fair value of the residual interests, represented by the difference in the fair value of trust assets and trust liabilities, was $23.0 million at December 31, 2009, compared to $28.0 million at December 31, 2008.

           At December 31, 2009, we had deferred charges of $13.1 million, which is amortized as a component of income tax expense in the consolidated statements of operations over the estimated life of the approximately $12.0 billion in mortgages retained in the securitized mortgage collateral. The deferred charges represent the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH in prior years. This balance is recorded as required by accounting principles generally accepted in the United States of America (GAAP) and does not have any realizable cash value.

           Net other assets include $2.5 million in premises and equipment, $1.3 million in restricted cash and $2.6 million in prepaid expenses.

Discontinued operations

           The Company's most significant liabilities in discontinued liabilities at December 31, 2009 relate to its repurchase reserve and a lease liability associated with the former non-conforming mortgage operations.

           In previous years when our discontinued operations sold loans to investors, we were required to make normal and customary representations and warranties about the loans we had previously sold to investors. Our whole loan sale agreements generally required us to repurchase loans if we breached a representation or warranty given to the loan purchaser. In addition, we also could be required to repurchase loans as a result of borrower fraud or if a payment default occurs on a mortgage loan shortly after its sale. The repurchase reserve is an estimate of losses from expected repurchases, and is based, in part, on the recent settlement of claims. At December 31, 2009, the repurchase reserve was $11.0 million.

           In connection with the discontinuation of our non-conforming mortgage, retail mortgage, warehouse lending and commercial operations, a significant amount of office space that was previously occupied is no longer being used by the Company. The Company has subleased a significant amount of this office space. At December 31, 2009, the Company had a liability of $3.9 million included within discontinued operations, representing the present value of the minimum lease payments over the remaining life of the lease, offset by the expected proceeds from sublet revenue related to this office space.

Critical Accounting Policies

           We define critical accounting policies as those that are important to the portrayal of our financial condition and results of operations. Our critical accounting policies require management to make difficult and complex judgments that rely on estimates about the effect of matters that are inherently uncertain due to the affect of changing market conditions and/or consumer behavior. In determining which accounting policies meet this definition, we considered our policies with respect to the valuation of our assets and liabilities and estimates and assumptions used in determining those valuations. We believe the most critical accounting issues that require the most complex and difficult judgments and that are particularly susceptible to significant change to our financial condition and results of operations include the following:

  •
  fair value of financial instruments;

  •
  variable interest entities and transfers of financial assets and liabilities;

  •
  net realizable value of REO;

  •
  lower of cost or market of loans held-for-sale;

  •
  repurchase reserve; and

  •
  interest income and interest expense.

Fair Value of Financial Instruments

           On January 1, 2008, the Company elected to apply fair value accounting to certain financial instruments (certain trust assets, trust liabilities and trust preferred securities). Financial Accounting Standards Board—Accounting Standards Codification (FASB ASC) 820-10-35 defines fair value, establishes a framework for measuring fair value and outlines a fair value hierarchy based on the inputs to valuation techniques used to measure fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (also referred to as an exit price). Fair value measurements are categorized into a three-level hierarchy based on the extent to which the measurement relies on observable market inputs in measuring fair value. Level 1, which is the highest priority in the fair value hierarchy, is based on unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 is based on observable market-based inputs, other than quoted prices, in active markets for identical assets or liabilities. Level 3, which is the lowest priority in the fair value hierarchy, is based on unobservable inputs. Assets and liabilities are classified within this hierarchy in their entirety based on the lowest level of any input that is significant to the fair value measurement.

           The use of fair value to measure our financial instruments is fundamental to our financial statements and is a critical accounting estimate because a substantial portion of our assets and liabilities are recorded at estimated fair value. Financial instruments classified as Level 3 are generally based on unobservable inputs, and the process to determine fair value is generally more subjective and involves a high degree of management judgment and assumptions. These assumptions may have a significant effect on our estimates of fair value, and the use of different assumptions, as well as changes in market conditions and interest rates, could have a material effect on our results of operations or financial condition.

           In conjunction with electing to apply fair value accounting to these financial instruments, the Company prospectively adopted FASB ASC 825-10-25 as of January 1, 2008. FASB ASC 825-10-25 provides an option on an instrument-by-instrument basis for most financial assets and liabilities to be reported at fair value with changes in fair value reported in earnings. After the initial adoption, the election is made at the acquisition of a financial asset, financial liability, or a firm commitment and it may not be revoked. Management believes that this adoption provides an opportunity to mitigate volatility in reported earnings and provides a better representation of the economics of the trust assets and liabilities.

           Under the transition provisions, the Company elected to apply fair value accounting to certain financial instruments (certain trust assets, trust liabilities and trust preferred securities) held at January 1, 2008. Differences between the December 31, 2007 carrying values and the January 1, 2008 fair values were recognized as an adjustment to retained deficit, resulting in a $1.1 billion decrease to retained deficit on January 1, 2008 from $(1.4) billion at December 31, 2007 to $(308.8) million at January 1, 2008.

           As a result of the lack of observable market data resulting from inactive markets, the Company has classified all its investment securities available-for-sale, securitized mortgage collateral and borrowings, net derivative liabilities and long-term debt as Level 3 fair value measurements at December 31, 2009 and 2008. Level 3 assets and liabilities were 100 percent of total assets and liabilities at fair value.

Recurring basis

           Investment securities available-for-sale—The Company elected to carry all of its investment securities available-for-sale at fair value. The investment securities consist primarily of non-investment grade mortgage-backed securities. The fair value of the investment securities are measured based upon our expectation of inputs that other market participants would use. Such assumptions include our judgments about the underlying collateral, prepayment speeds, future credit losses, forward interest rates and certain other factors. Given the market disruption and lack of observable market data as of December 31, 2009 and 2008, the fair value of the investment securities available-for-sale were measured using significant internal expectations of market participants' assumptions.

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

           Securitized mortgage borrowings—The Company elected to carry all of its securitized mortgage borrowings at fair value. These borrowings consist of individual tranches of bonds issued by securitization trusts and are primarily backed by non-conforming mortgage loans. Fair value measurements include our judgments about the underlying collateral and assumptions such as prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors.

           Financial Guaranty Insurance Company (FGIC) provides bond guaranty insurance for three of the Company's consolidated securitizations. In determining the fair value of securitized mortgage borrowings, the Company excludes consideration of bond guaranty insurance payments in accordance with FASB ASC 820-10-35-18A. In November 2009, the Company was notified that FGIC had been ordered by the New York Insurance Department to suspend paying any and all claims based on its financial condition. As the related securitization trusts are nonrecourse to the Company, it is not required to replace or otherwise settle bond guaranty insurance within the consolidated trusts. However, other insurance companies have issued bond guaranty insurance policies for certain securities within the Company's securitized mortgage borrowings. Additional suspensions on the payment of claims may arise, which could materially affect industry-wide market prices for collateralized mortgage bonds.

           Long-term debt—The Company elected to carry all of its long-term debt (consisting of trust preferred securities and junior subordinated notes) at fair value. These securities were measured based upon an analysis prepared by management, which considered the Company's own credit risk, including recent settlements with trust preferred debt holders and discounted cash flow analysis.

           Derivative assets and liabilities—For non-exchange traded contracts, fair value is based on the amounts that would be required to settle the positions with the related counterparties as of the valuation date. Valuations of derivative assets and liabilities are based on observable market inputs, if available. To the extent observable market inputs are not available, fair values measurements include the Company's judgments about the future cash flows, forward interest rates and certain other factors, including counterparty risk. Additionally, these values also take into account the Company's own credit standing, to the extent applicable; thus the valuation of the derivative instrument includes the estimated value of the net credit differential between the counterparties to the derivative contract.

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

           To mitigate exposure to the effect of changing interest rates on cash flows on securitized mortgage borrowings, the Company purchased derivative instruments primarily in the form of interest rate swap agreements (swaps) and, to a lesser extent, interest rate cap agreements (caps) and interest rate floor agreements (floors). Due to the closure of the non-conforming mortgage operations, the Company has not entered into a new derivative instrument since the third quarter of 2007. However, the Company has $126.5 million in net derivative liabilities outstanding as of December 31, 2009.

           On September 15, 2008, Lehman Brothers Holdings Inc. (LBHI) filed a petition for protection under Chapter 11 of the U.S. Bankruptcy Code. As of that date, LBHI, through affiliated companies, was an interest rate swap counterparty to several of the Company's CMO and REMIC securitizations. At December 31, 2009, the estimated value of derivative liabilities to LBHI, through its affiliated companies was approximately $49.2 million and is included in derivative liabilities in the consolidated balance sheet. As the related securitization trusts are nonrecourse to the Company, the Company is not required to replace or otherwise settle any derivative positions affected by counterparty default within the consolidated trusts.

Nonrecurring basis

           The Company is required to measure certain assets and liabilities at estimated fair value from time to time. These fair value measurements typically result from the application of specific accounting pronouncements under GAAP. The fair value measurements are considered nonrecurring fair value measurements under FASB ASC 820-10.

           Loans held-for-sale—Loans held-for-sale for which the fair value option was not elected are carried at lower of cost or market (LOCOM). When available, such measurements are based upon what secondary markets offer for portfolios of loans with similar characteristics, and are considered Level 2 measurements. If market pricing is not available, such measurements are significantly impacted by the Company's expectations of other market participants' assumptions, and are considered Level 3 measurements. The Company utilizes internal pricing processes to estimate the fair value of loans held-for-sale, which is based on recent loan sales and estimates of the fair value of the underlying collateral. Loans held-for-sale, which are primarily included in assets of discontinued operations, are considered Level 3 fair value measurements at December 31, 2009 and 2008, based on the lack of observable market inputs.

           Real estate owned—REO consists of residential real estate acquired in satisfaction of loans. Upon foreclosure, REO is adjusted to the estimated fair value of the residential real estate less estimated selling and holding costs, offset by expected contractual mortgage insurance proceeds to be received, if any. Subsequently, REO is recorded at the lower of carrying value or estimated fair value less costs to sell. Fair values of REO are generally based on observable market inputs, and considered Level 2 measurements at December 31, 2009.

           Lease liability—In connection with the discontinuation of our non-conforming mortgage, retail mortgage, warehouse lending and commercial operations, a significant amount of office space that was previously occupied is no longer being used by the Company. The Company has subleased a significant amount of this office space. The Company has recorded a liability, included within discontinued operations, representing the present value of the minimum lease payments over the remaining life of the lease, offset by the expected proceeds from sublet revenue related to this office space. This liability is based on present value techniques that incorporate the Company's judgments about estimated sublet revenue and discount rates. This lease liability is considered a Level 3 measurement at December 31, 2009.

           Deferred charge—Deferred charge represents the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH in prior years. The deferred charge is amortized as a component of income tax expense over the estimated life of the mortgages retained in the securitized mortgage collateral. The Company evaluates the deferred charge for impairment quarterly using internal estimates of estimated cash flows and lives of the related mortgages retained in the securitized mortgage collateral. The deferred charge is considered a Level 3 measurement at December 31, 2009.

           Intangible asset—Intangible assets deemed to have an indefinite life are tested annually for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment losses are recognized if carrying amount of an intangible asset exceeds its estimated fair value. The intangible asset is considered a Level 3 measurement at December 31, 2009.

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

Variable Interest Entities and Transfers of Financial Assets and Liabilities

           Historically, the Company securitized mortgages in the form of collateralized mortgage obligations (CMO), which were consolidated and accounted for as secured borrowings for financial statement purposes. The Company also securitized mortgages in the form of real estate mortgage investment conduits (REMICs), which were either consolidated or unconsolidated depending on the design of the securitization structure. CMO and certain REMIC securitizations were designed so that the transferee (securitization trust) was not a qualifying special purpose entity (QSPE), and therefore the Company consolidated the variable interest entity (VIE) as it was the primary beneficiary of the sole residual interest in each securitization trust. Generally, this was achieved by including terms in the securitization agreements that gave the Company the ability to unilaterally cause the securitization trust to return specific mortgages, other than through a clean-up call. Amounts consolidated are included in trust assets and liabilities as securitized mortgage collateral, real estate owned, derivative assets, securitized mortgage borrowings and derivative liabilities in the accompanying consolidated balance sheets.

           Our estimate of the fair value of our net retained residual interests in unconsolidated securitizations, which are included in investment securities available-for-sale in the consolidated balance sheets, requires us to exercise significant judgment as to the timing and amount of future cash flows from the residual interests. We are exposed to credit risk from the underlying mortgage loans in unconsolidated securitizations to the extent we retain subordinated interests. Changes in expected cash flows resulting from changes in expected net credit losses will impact the value of our subordinated retained interests and those changes are recorded as a component of change in fair value of net trust assets

           In contrast, for securitizations that are structured as secured borrowing, we recognize interest income over the life of the securitized mortgage collateral and interest expense incurred for the securitized mortgage borrowings. We refer to these transactions as consolidated securitizations. The mortgage loans collateralizing the debt securities for these financings are included in securitized mortgage collateral and the debt securities payable to investors in these securitizations are included in securitized mortgage borrowings in our consolidated balance sheet.

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

           Effective January 1, 2010, former QSPEs are evaluated for consolidation based on the provisions of FASB ASC 810-10-25, which eliminates the concept of a QSPE and changes the approach to determining a securitization trust's primary beneficiary. Refer to Note A-17—Recent Accounting Pronouncements in the notes to the consolidated financial statements for a discussion of the impact the new rules will have on the Company's consolidated balance sheets.

Net Realizable Value of REO

           The Company considers the net realizable value (NRV) of its REO properties in evaluating REO losses. When real estate is acquired in settlement of loans, or other real estate owned, the mortgage is written-down to a percentage of the property's appraised value, broker's price opinion or list price less estimated selling costs and including mortgage insurance proceeds expected to be received. Subsequent changes in the NRV of the REO is reflected as a write-down of REO and results in additional losses.

Lower of Cost or Market of Loans Held-for-Sale

           Loans held-for-sale are carried at the lower of amortized cost or fair value. Traditionally, we have estimated fair value by evaluating a variety of market indicators including recent trades and outstanding commitments. In response to diminished secondary market activity for loan sales, the Company also evaluates recent liquidation values of underlying collateral in estimating fair values. We apply fair value estimates to these stratifications to arrive at a valuation allowance which is applied against our carrying amount resulting in a net fair value estimate for mortgage loans held for sale.

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

Interest Income and Interest Expense

           Interest income on securitized mortgage collateral and interest expense on securitized mortgage borrowings are recorded using the effective yield for the period based on the previous quarter-end's estimated fair value.

Income Taxes

           Effective January 1, 2009, the Company revoked its election to be taxed as a real estate investment trust (REIT). As a result of revoking this election, the Company is subject to income taxes as a regular (Subchapter C) corporation. With this election, we will not be allowed to elect to be taxed as a REIT until 2014.

           We have significant NOL carryforwards from prior years. We do not expect to be able to generate sufficient taxable income in future years to utilize these losses and have recognized a full valuation allowance against these NOL carryforwards in our consolidated balance sheets.

           In periods prior to revoking our election to be taxed as a REIT, we were generally allowed to pass through income to our stockholders in the form of dividends without the payment of corporate level tax. To maintain our qualification as a REIT, we were required to satisfy certain quarterly asset tests, annual gross income tests, and certain organizational tests, as well as satisfy a distribution requirement under which we had to distribute dividends to our stock holders in an amount at least equal to 90 percent of our taxable income (other than net capital gains).

Financial Condition and Results of Operations

Financial Condition

As of December 31, 2009 compared to December 31, 2008

	December 31,
			Increase (Decrease)	% Change
	2009	2008
Investment securities available-for-sale	$813	$2,068	$(1,255)	(61)%
Securitized mortgage collateral	5,666,122	5,894,424	(228,302)	(4)
Derivative assets	146	37	109	295
Real estate owned	142,364	599,084	(456,720)	(76)

Total trust assets	5,809,445	6,495,613	(686,168)	(11)
Assets of discontinued operations	4,480	141,053	(136,573)	(97)
Other assets	58,987	78,851	(19,864)	(25)

Total assets	$5,872,912	$6,715,517	$(842,605)	(13)%

Securitized mortgage borrowings	$5,659,865	$6,193,984	$(534,119)	(9)%
Derivative liabilities	126,603	273,584	(146,981)	(54)

Total trust liabilities	$5,786,468	$6,467,568	$(681,100)	(11)
Liabilities of discontinued operations	19,152	217,241	(198,089)	(91)
Other liabilities	51,859	21,456	30,403	142

Total liabilities	5,857,479	6,706,265	(848,786)	(13)
Total stockholders' equity	15,433	9,252	6,181	67

Total liabilities and stockholders' equity	$5,872,912	$6,715,517	$(842,605)	(13)%

           Total assets and total liabilities were $5.9 billion at December 31, 2009 as compared to $6.7 billion at December 31, 2008. The decrease in total assets and liabilities are primarily attributable to decreases in the Company's trust assets and trust liabilities as summarized below:

  •
  Securitized mortgage collateral decreased $228.3 million during 2009. The decrease in securitized mortgage collateral from $5.9 billion at December 31, 2008 to $5.7 billion at December 31, 2009 was primarily due to increased loss assumptions and reductions in principal balances from defaults and principal payments during the period, offset by the adoption of FASB ASC 820-10-65-4 during the second quarter of 2009, which clarified the use of quoted prices in determining fair values in markets that are inactive, thus moderating the need to use distressed prices in valuing financial assets and liabilities in illiquid markets as the Company had used in prior periods. For the year ended December 31, 2009, increases in fair value totaled $984.9 million, offset by reductions in principal balances (resulting from transfers to REO and principal paydowns) of $1.2 billion.

  •
  REO within the Company's securitization trusts decreased $456.7 million to $142.4 million at December 31, 2009. Increases in REO from foreclosures totaled $347.3 million. Offsetting the increase in REO from foreclosures were $676.1 million in liquidations and $127.9 million in additional net realizable value write-downs subsequent to foreclosure.

  •
  Securitized mortgage borrowings decreased $534.1 million to $5.7 billion at December 31, 2009. The decrease in securitized mortgage borrowings was primarily due to increased loss assumptions and reductions in principal balances during the period, offset by the adoption of FASB ASC 820-10-65-4 during the second quarter of 2009, which clarified the use of quoted prices in determining fair values in markets that are inactive, thus moderating the need to use distressed prices in valuing financial asset and liabilities in illiquid markets as the Company had used in prior periods. For the year ended December 31, 2009, decreases in fair value totaled $1.4 billion, offset by reductions in outstanding balances of $1.9 billion.

  •
  Derivative liabilities, net decreased $147.1 million to $126.5 million at December 31, 2009. The decrease is the result of a $54.2 million reduction in fair value resulting from decreases in the forward LIBOR curve, offset by $201.3 million in derivative cash payments from the securitization trusts.

           Book value per common share was $(4.79) as of December 31, 2009, as compared to $(19.93) as of December 31, 2008.

           Since our consolidated and unconsolidated securitization trusts are nonrecourse to the Company, our economic risk is limited to our residual interests in these securitization trusts. Therefore, in the following table we have netted trust assets and trust liabilities to present these residual interests more simply. Our residual interests in securitizations are segregated between our single-family (SF) residential and multifamily (MF) residential portfolios and are represented by the difference between trust assets and trust liabilities. For unconsolidated securitizations, our residual interests represent the fair value of investment securities available-for-sale. For consolidated securitizations, our residual interests are represented by the fair value of securitized mortgage collateral and net realizable value of real estate owned, offset by the fair value of securitized mortgage borrowings and net derivative liabilities. The following tables present the estimated fair value of our residual interests by securitization vintage year and other related assumptions used to derive these values at December 31, 2009:

	Estimated Fair Value of Residual Interests by Vintage Year
	SF	MF	Total
2002-2003 (1)	$10,496	$5,336	$15,832
2004	512	6,107	6,619
2005 (2)	8	216	224
2006 (2)	-	298	298
2007 (2)	-	4	4

Total	$11,016	$11,961	$22,977

Weighted avg. prepayment rate	7%	8%	7%
Weighted avg. discount rate	30%	21%	25%

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

	Estimated Future Losses (1)		Investor Yield Requirement (2)
	SF	MF	SF	MF
2002-2003	6%	1%	13%	12%
2004	18%	1%	15%	12%
2005	37%	5%	20%	16%
2006	50%	9%	22%	20%
2007	48%	6%	21%	20%

(1)
Estimated future losses derived by dividing future projected losses by unpaid principal balances at December 31, 2009.
(2)
Investor yield requirements represent the Company's estimate of the yield third-party market participants would require to price our trust assets and liabilities given our prepayment, credit loss and forward interest rate assumptions.

           As illustrated in S&Ps Case Shiller 10-City Composite Home Price Index, from 2002 through 2007, home price appreciation escalated to historic levels. During 2005 through 2007, the company originated or acquired mortgages supported by these elevated real estate values. Beginning in 2007, deterioration in the economy resulting in high unemployment and a dramatic drop in home prices resulted in significant negative equity for borrowers. These factors have led to significant increases in loss severities resulting from deterioration in the credit quality of borrowers, as well as strategic defaults, whereby borrowers with the ability to pay are defaulting on their mortgages based on the belief that home prices will not recover in a reasonable amount of time. Home prices have deteriorated back to October 2003 levels which has significantly reduced or eliminated equity for loans originated after 2003. Future loss estimates are significantly higher for mortgage loans included in securitization vintages after 2004 which reflect severe home price deterioration and defaults experienced with mortgages originated during these periods.

           The adoption of FASB ASC 820-10-65-4 clarified the use of quoted prices in determining fair value for assets and liabilities in inactive markets. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction. Upon adoption and at December 31, 2009, the Company relied on observable market participant assumptions for investor yield requirements resulting in an overall decrease in weighted average yield requirements as compared to prior periods. The increases in fair value as a result of decreased yield requirements was offset by increased loss assumptions due to increases in expected defaults and severities related to the weak economy and housing market.

           We believe that in order for us to generate cash flows from the long-term mortgage portfolio, we must successfully manage the following operational and market risks:

  •
  interest rate risk;

  •
  liquidity risk;

  •
  credit risk; and

  •
  prepayment risk.

           Interest Rate Risk.    The Company's earnings depend largely on our interest rate spread, represented by the relationship between the yield on our interest-earning assets (primarily investment securities available-for-sale and securitized mortgage collateral) and the cost of our interest-bearing liabilities (primarily securitized mortgage borrowings, long-term debt and note payable). Our interest rate spread is impacted by several factors, including general economic factors, forward interest rates and our own credit quality.

           The residual interests in our long-term mortgage portfolio are sensitive to changes in interest rates on securitized mortgage collateral and the related securitized mortgage borrowings. Changes in interest rates can significantly affect the cash flows and fair values of the Company's assets and liabilities, as well as our earnings and stockholders' equity.

           The Company uses derivative instruments to manage some of its interest rate risk. However, the Company does not attempt to completely hedge interest rate risk. To help mitigate some of the exposure to the effect of changing interest rates on cash flows on securitized mortgage borrowings, the Company utilized derivative instruments primarily in the form of interest rate swap agreements (swaps) and, to a lesser extent, interest rate cap agreements (caps) and interest rate floor agreements (floors). These derivative instruments are recorded at fair value in the consolidated balance sheets. For non-exchange traded contracts, fair value is based on the amounts that would be required to settle the positions with the related counterparties as of the valuation date. Valuations of derivative assets and liabilities are based on observable market inputs, if available. To the extent observable market inputs are not available, fair values measurements include the Company's judgments about future cash flows, forward interest rates and certain other factors, including counterparty risk. Additionally, these values also take into account the Company's own credit standing, to the extent applicable; thus, the valuation of the derivative instrument includes the estimated value of the net credit differential between the counterparties to the derivative contract.

           At December 31, 2009, derivative liabilities, net were $126.5 million and reflect the securitization trust's liability to pay third-party counterparties based on the estimated value to settle the derivative instruments. Cash payments on these derivative instruments are based on notional amounts that are decreasing over time. Excluding the effects of other factors such as portfolio delinquency and loss severities within the securitization trusts, as the notional amount of these derivative instruments decrease over time, payments to counterparties in the current interest rate environment are reduced, thereby potentially increasing cash flows on our residual interests in securitizations. Conversely, increases in interest rates from current levels could potentially reduce overall cash flows on our residual interests in securitizations. Since our consolidated and unconsolidated securitization trusts are nonrecourse to the Company, our economic risk is limited to our residual interests in these securitization trusts.

           The Company is also subject to interest rate risk on its long-term debt (consisting of trust preferred securities and junior subordinated notes) and notes payable. These interest bearing liabilities include adjustable rate periods based on one-month LIBOR (note payable) and three-month LIBOR (trust preferred securities and junior subordinated notes). The Company does not currently hedge its exposure to the effect of changing interest rates related to these interest-bearing liabilities. Significant fluctuations in interest rates could have a material adverse effect on the Company's business, financial condition, results of operations or liquidity.

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

           As of December 31, 2009, single-family and multifamily securitized mortgage collateral had an original weighted average credit score of 702 and 732, an original weighted average LTV ratio of 73 percent and 66 percent and an original CLTV of 82 percent and 66 percent, respectively. The current LTV and CLTV ratios may have increased from origination date as a result of the deterioration of the real estate market.

           Using historical losses, current portfolio statistics and market conditions and available market data, the Company has estimated future loan losses, which are included in the fair value adjustment to our securitized mortgage collateral. While the credit performance for the loans has been clearly far worse than the Company's initial expectations when the loans were originated, the ultimate level of realized losses will largely be influenced by events that will likely unfold over the next several years, including the severity of housing price declines and overall strength of the economy. If market conditions continue to deteriorate in excess of our expectations, the Company may need to recognize additional fair value reductions to our securitized mortgage collateral, which may also affect the value of the related securitized mortgage borrowings and residual interests.

           We monitor our servicers to attempt to ensure that they perform loss mitigation, foreclosure and collection functions according to their servicing practices and each securitization trust's pooling and servicing agreement. We have met with the management of our servicers to assess our borrowers' current ability to pay their mortgages and to make arrangements with selected delinquent borrowers which will result in the best interest of the trust and borrower, in an effort to minimize the number of mortgages which become seriously delinquent. When resolving delinquent mortgages, servicers are required to take timely action. The servicer is required to determine payment collection under various circumstances, which will result in the maximum financial benefit. This is accomplished by either working with the borrower to bring the mortgage current or by foreclosing and liquidating the property. When a borrower fails to make required payments on a mortgage and does not cure the delinquency within 60 days, we generally record a notice of default and commence foreclosure proceedings, or arrange alternative terms of forbearance. If the mortgage is not reinstated within the time permitted by law for reinstatement, the property may then be sold at a foreclosure sale. At a foreclosure sale, the trusts consolidated on our balance sheet generally acquire title to the property.

           We use the Mortgage Bankers Association (MBA) method to define delinquency as a contractually required payment being 30 days or more past due. We measure delinquencies from the date of the last payment due date in which a payment was received. Delinquencies for loans 60 days late or greater, foreclosures and delinquent bankruptcies were $3.1 billion or 25.1 percent as of December 31, 2009.

           The following table summarizes the unpaid principal balances of non-performing loans in our mortgage portfolio, included in securitized mortgage collateral, loans held-for-investment and loans held-for-sale for continuing and discontinued operations combined, that were 60 or more days delinquent (utilizing the MBA method) as of the periods indicated:

	December 31,
	2009	%	2008	%
Loans held-for-sale and investment (1)
60 - 89 days delinquent	$66	0.0%	$13,694	0.1%
90 or more days delinquent	6,928	0.1%	63,541	0.4%
Foreclosures (2)	7,397	0.1%	65,661	0.4%

Total 60+ days delinquent loans held-for-sale and investment	14,391	0.1%	142,896	0.9%

Long-term mortgage portfolio
60 - 89 days delinquent	$324,032	2.6%	$494,960	3.2%
90 or more days delinquent	1,043,718	8.4%	1,096,366	7.0%
Foreclosures (2)	1,449,538	11.6%	1,614,472	10.3%
Delinquent bankruptcies (3)	302,314	2.4%	200,251	1.3%

Total 60+ days delinquent long-term mortgage portfolio	3,119,602	25.0%	3,406,049	21.7%

Total 60 or more days delinquent	$3,133,993	25.1%	$3,548,945	22.7%

Total collateral	12,492,493	100%	15,666,243	100%

(1)
Loans held-for-sale are primarily included in assets of discontinued operations in the consolidated balance sheets. Loans held-for-investment are included in other assets in the consolidated balance sheets.
(2)
Represents properties in the process of foreclosure.
(3)
Represents bankruptcies that are 30 days or more delinquent.

           The following table summarizes securitized mortgage collateral, loans held-for-investment, loans held-for-sale and real estate owned, that were non-performing for continuing and discontinued operations combined as of the dates indicated (excludes 60-89 days delinquent):

	December 31,
	2009	%	2008	%
90 or more days delinquent, foreclosures and delinquent bankruptcies	$2,809,895	95%	$3,040,291	83%
Real estate owned	142,676	5%	606,451	17%

Total non-performing assets	$2,952,571	100%	$3,646,742	100%

           Non-performing assets consist of non-performing loans (mortgages that are 90 days or more delinquent, including loans in foreclosure and delinquent bankruptcies) plus REO. It is our policy to place a mortgage on non-accrual status when it becomes 90 days delinquent and to reverse from revenue any accrued interest, except for interest income on securitized mortgage collateral when the scheduled payment is received from the servicer. The servicers are required to advance principal and interest on loans within the securitization trusts to the extent the advances are considered recoverable. As of December 31, 2009, non-performing loans (unpaid principal balance of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies) as a percentage of the total loans was 22 percent. At December 31, 2008, non-performing loans to total loans was 19 percent. As of December 31, 2009, non-performing assets (representing the fair value of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) as a percentage of the total assets was 16 percent. At December 31, 2008, non-performing assets to total assets was 26 percent.

           REO, which consists of residential real estate acquired in satisfaction of loans, is carried at the lower of cost or net realizable value less estimated selling costs. Adjustments to the loan carrying value required at the time of foreclosure are included in the change in the fair value of net trust assets. Changes in the Company's estimates of net realizable value subsequent to the time of foreclosure and through the time of ultimate disposition are recorded as gains or losses from real estate owned in the consolidated statements of operations. REO, for continuing and discontinued operations, at December 31, 2009 decreased $463.8 million or 76 percent from December 31, 2008 as a result of increased liquidations.

           We realized a loss on sale of REO in the amount $90.4 million for 2009 as compared to a loss of $22.3 million for 2008. Additionally, for 2009, the Company recorded write-downs of the net realizable value of the REO in the amount of $127.8 million as compared to $29.7 million for 2008, which reflects the decline in value of the REO from the foreclosure date.

           The following table presents the balances of the REO for continuing operations:

	December 31,
	2009	2008
REO	$176,800	$635,285
Impairment (1)	(34,080)	(35,533)

Ending balance	$142,720	$599,752

REO inside trusts	$142,364	$599,084
REO outside trusts (2)	356	668

Total	$142,720	$599,752

(1)
Impairment represents the cumulative write-downs of net realizable value subsequent to foreclosure.
(2)
Amount represents REO related to former on-balance sheet securitizations, which were collapsed as the result of the Company exercising its clean-up call options. This REO is included in other assets in the accompanying consolidated balance sheets.

           In calculating the cash flows to assess the fair value of the securitized mortgage collateral, the Company estimates the future losses embedded in our loan portfolio. In evaluating the adequacy of these losses, management takes many factors into consideration. For instance, a detailed analysis of historical loan performance data is accumulated and reviewed. This data is analyzed for loss performance and prepayment performance by product type, origination year and securitization issuance. The data is also broken down by collection status. Our estimate of losses for these loans is developed by estimating both the rate of default of the loans and the amount of loss severity in the event of default. The rate of default is assigned to the loans based on their attributes (e.g., original loan-to-value, borrower credit score, documentation type, geographic location, etc.) and collection status. The rate of default is based on analysis of migration of loans from each aging category. The loss severity is determined by estimating the net proceeds from the ultimate sale of the foreclosed property. The results of that analysis are then applied to the current mortgage portfolio and an estimate is created. We believe that pooling of mortgages with similar characteristics is an appropriate methodology in which to evaluate the future loan losses.

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

Results of Operations

Condensed Statements of Operations Data

	For the year ended December 31,
	2009	2008	Increase (Decrease)	% Change
Interest income	$1,780,923	$1,476,972	$303,951	21%
Interest expense	1,771,143	1,463,239	307,904	21

Net interest income	9,780	13,733	(3,953)	(29)
Total non-interest income	56,392	42,444	13,948	33
Total non-interest expense	(55,633)	(29,138)	(26,495)	(91)
Income tax expense	(2,017)	(22,270)	20,253	91

Earnings from continuing operations	8,522	4,769	3,753	79
Earnings (loss) from discontinued operations, net	2,315	(49,492)	51,807	105

Net earnings (loss)	$10,837	$(44,723)	$55,560	124

Earnings (loss) per share available to common stockholders – basic and diluted (1)	$0.44	$(7.34)	$7.78	106%

(1)
As discussed in Note L to the consolidated financial statements, the difference between the carrying value of the tendered preferred stock ($106.1 million) and the amount paid for the shares ($1.3 million) was recognized as a decrease in retained deficit in 2009 and is reflected in the consolidated statements of changes in stockholders' equity (deficit) as a reclassification from additional paid in capital. Including the redemption, total basic and diluted earnings per share from continuing operations available to common stockholders were $14.18 and $13.97, respectively. However, because of the special nature of the preferred stock redemption (which the Company considers an infrequently occurring item), management believes that earnings per common share excluding such transaction are more meaningful from an operations standpoint.

Net Interest Income

           We earn net interest income primarily from mortgage assets which include securitized mortgage collateral, loans held-for-sale and investment securities available-for-sale, or collectively, "mortgage assets," and, to a lesser extent, interest income earned on cash, cash equivalents and short-term investments. Interest expense is primarily interest paid on borrowings secured by mortgage assets, which include securitized mortgage borrowings and to a lesser extent, interest expense paid on reverse repurchase agreements, long-term debt and notes payable. Interest income and interest expense during the period primarily represents the effective yield, based on the fair value of the trust assets and liabilities.

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

	For the year ended December 31,
	2009			2008
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
ASSETS
Investment securities available-for-sale	$1,317	$496	37.66%	$9,544	$2,168	22.72%
Securitized mortgage collateral	6,230,451	1,779,535	28.56%	10,527,535	1,472,877	13.99%
Other	32,815	892	2.72%	35,750	1,927	5.39%

Total interest-earning assets	$6,264,583	$1,780,923	28.43%	$10,572,829	$1,476,972	13.97%

LIABILITIES
Securitized mortgage borrowings	$6,331,770	$1,767,555	27.92%	$10,846,318	$1,455,683	13.42%
Long-term debt	11,093	3,378	30.45%	36,730	7,556	20.57%
Note payable	5,719	210	3.67%	-	-	0.00%

Total interest-bearing liabilities	$6,348,582	$1,771,143	27.90%	$10,883,048	$1,463,239	13.45%

Net Interest Spread (1)		$9,780	0.53%		$13,733	0.52%
Net Interest Margin (2)			0.16%			0.13%

(1)
Net interest spread is calculated by subtracting the weighted average yield on interest-bearing liabilities from the weighted average yield on interest-earning assets.
(2)
Net interest margin is calculated by dividing net interest spread by total average interest-earning assets.

For the year ended December 31, 2009 compared to the year ended December 31, 2008

           Net interest income spread for the year ended December 31, 2009 decreased $4.0 million to $9.8 million from $13.7 million for the comparable 2008 period. The decrease in net interest spread was primarily attributable to declines in outstanding balances of securitized mortgage collateral and borrowings resulting in a $5.2 million decrease in net interest income on securitized mortgage collateral and securitized mortgage borrowings. Additionally, interest income on investment securities available-for-sale decreased $1.7 million as cash flows received and expected future cash flows have decreased as a result of deterioration in credit quality of the collateral underlying these securities. Offsetting the reduction in net interest income on securitized mortgage collateral and borrowings was a reduction in interest expense on long-term debt of $4.2 million, which was attributable to both reductions in interest expense as a result of the purchase and cancellation of $28.5 million in trust preferred securities during 2009 and the exchange of $51.3 million trust preferred securities for $62 million in junior subordinated notes, which reduced the interest rate from the original 8.01 percent to 2.00 percent through 2013. Net interest margin increased from 0.13 percent for year ended December 31, 2008 to 0.16 percent for the year ended December 31, 2009.

           During the year ended December 31, 2009, the yield on interest-earning assets increased to 28.43 percent from 13.97 percent in the comparable 2008 period. The yield on interest-bearing liabilities increased to 27.90 percent for the year ended December 31, 2009 from 13.45 percent for comparable 2008 period. In connection with the fair value accounting for investment securities available-for-sale and securitized mortgage collateral and borrowings, interest income and interest expense is recognized using effective yields based on estimated fair values for these instruments. As the market's expectation of future credit losses has increased between periods, market participants have demanded higher yields, which have resulted in significant reductions in the fair values of these instruments. These reductions in fair value have significantly increased the effective yields used for purposes of recognizing interest income and interest expense on these instruments.

Non-Interest Income

For the year ended December 31, 2009 compared to the year ended December 31, 2008

	For the year ended December 31,
	2009	2008	Increase (Decrease)	% Change
Change in fair value of net trust assets, excluding REO	$231,162	$24,281	$206,881	852%
Losses from REO	(218,157)	(52,011)	(166,146)	(319)

Non-interest income – net trust assets	13,005	(27,730)	40,735	147
Change in fair value of long-term debt	765	24,879	(24,114)	(97)
Real estate advisory fees	-	45,388	(45,388)	(100)
Mortgage and real estate services fees	42,613	-	42,613	n/a
Other	9	(93)	102	110

Total non-interest income	$56,392	$42,444	$13,948	33%

           Non-interest income—net trust assets.    Since our consolidated and unconsolidated securitization trusts are nonrecourse to the Company, our economic risk is limited to our residual interests in these securitization trusts. To better understand the economics on our residual interests in securitizations, it is necessary to consider the net effect of changes in fair value of net trust assets and losses from REO. All estimated future losses are included in the estimate of the fair value of securitized mortgage collateral and REO. Losses on REO are reported separately in the consolidated statement of operations as REO is a nonfinancial asset which is the only component of trust assets and liabilities that is not recorded at fair value. Therefore, REO value at the time of sale or losses from further write-downs are recorded separately in the Company's consolidated statement of operations. The net effect of changes in value related to our investment in all trust assets and trust liabilities is shown as non-interest income—net trust assets, which includes losses from real estate owned. Non-interest income related to our net trust assets (residual interests in securitizations) was $13.0 million for the year ended December 31, 2009, compared to $(27.7) million in the comparable 2008 period. The $13.0 million gain on net trust assets was primarily attributable to adopting the provisions of FASB ASC 820-10-65-4, which clarified the use of quoted prices in determining fair values in markets that are inactive, thus moderating the need to use distressed prices in valuing financial assets and liabilities in illiquid markets as the Company had used in prior periods. Also contributing to the gain was increased expected net interest spread as a result of a downward shift in the forward Libor curve during the year ended December 31, 2009. Offsetting these gains were declines in fair value resulting from the Company increasing its loss assumptions for its long-term mortgage portfolio due to the increase in expected defaults and loss severities related to the weak economy and housing market. The individual components of the non-interest income from net trust assets were comprised of:

           Change in fair value of net trust assets, excluding REO.    For the year ended December 31, 2009, the Company recognized a $231.2 million gain from the change in fair value of net trust assets, excluding REO. The net gain recognized during the period was comprised of gains resulting from the increase in fair value of investment securities-for-sale and securitized mortgage collateral, and reduction in the fair value of securitized mortgage borrowings of $3.5 million, $27.8 million and $254.0 million, respectively. Offsetting these gains were losses from the increase in the fair value of net derivative liabilities of $54.2 million.

           For the year ended December 31, 2008, the Company recognized a $24.3 million gain from the change in fair value of net trust assets, excluding REO. This gain was comprised of losses resulting from the reductions in the fair value of investment securities available-for-sale, securitized mortgage collateral and derivative instruments of $10.6 million, $7.8 billion and $298.7 million, respectively. Offsetting these losses were gains from reductions in the fair value of securitized mortgage borrowings of $8.1 billion.

           Losses from REO.    Losses from REO were $218.2 million for the year ended December 31, 2009. This loss was comprised of a $90.4 million loss on sale of REO, coupled with $127.8 million in additional impairment write-downs during the period. During 2009, loss severities resulting from liquidations in areas where we have high concentration of foreclosed properties (such as California and Florida) have continued to increase significantly over the previous year as a result of deterioration in the U.S. economy and real estate markets. The declines in housing prices have resulted in liquidations of foreclosed assets at prices below expected levels as well as additional impairment write-downs of REO since foreclosure.

           Losses from REO were $52.0 million for the year ended December 31, 2008, comprised of $27.9 million in losses from the sale of REO and $24.1 million in additional impairment write-downs.

           Change in the fair value of long-term debt.    Change in the fair value of long-term debt was a gain of $765 thousand for the year ended December 31, 2009, compared to $24.9 million for the comparable 2008 period. Long-term debt (consisting of trust preferred securities and junior subordinated notes) is measured based upon an analysis prepared by the Company, which considers the Company's own credit risk, including consideration of recent settlements with trust preferred debt holders and discounted cash flow analysis. During the year ended December 31, 2008, the Company recorded a $24.9 million change in the fair value of long-term debt associated with decreases in estimated market pricing and anticipated settlements of the Company's trust preferred securities.

           Real estate advisory fees.    During 2008, the Company entered into an agreement with a real estate marketing company to generate advisory fees. The real estate marketing company specialized in the marketing of foreclosed properties. During 2008, the Company earned $18.4 million in real estate advisory fees plus a $27.0 million fee for agreeing to terminate this relationship in the fourth quarter of 2008.

           Mortgage and real estate services fees.    During 2009, the Company initiated various mortgage and real estate fee-based business activities. Revenues generated from these business activities are primarily from the Company's long-term mortgage portfolio. For the year ended December 31, 2009, mortgage and real estate services fees, which primarily include loan modification fees and monitoring and surveillance services fees, were $42.6 million compared to none in the comparable 2008 period. For the year ended December31, 2008, mortgage and real estate services fees were zero, representing servicing income of $9.3 million, offset by amortization and impairment of $9.3 million.

Non-Interest Expense

For the year ended December 31, 2009 compared to the year ended December 31, 2008

	For the year ended December 31,
	2009	2008	Increase (Decrease)	% Change
Personnel expense	$35,688	$10,320	$25,368	246%
General, administrative and other	10,338	7,642	2,696	35
Occupancy expense	4,234	2,734	1,500	55
Legal and professional expense	3,207	5,627	(2,420)	(43)
Data processing expense	2,166	2,815	(649)	(23)

Total non-interest expense	$55,633	$29,138	$26,495	91%

           Total non-interest expense was $55.6 million for the year ended December 31, 2009, compared to $29.1 million for the comparable period of 2008. The $26.5 million increase in non-interest expense was primarily attributable to a $25.4 million increase in personnel expense over the previous period. The increase in personnel expense is attributable to increases in personnel and related costs associated with the initiation of our new mortgage and real estate fee-based business activities. For the year ended December 31, 2009, personnel expense increased $25.4 million to $35.7 million as a result of increases in personnel and related costs associated with the initiation of the new mortgage and real estate fee-based business activities. Additionally, in April 2009, certain of the Company's officers and directors gave notice of the surrender of an aggregate of 581,000 options and our Board of Directors accepted and approved the cancellation of those options. In connection with the cancellation of those options, the Company recognized non-cash compensation expense of approximately $1.7 million during the second quarter of 2009.

Income Taxes

           In accordance with FASB ASC 810-10-45-8, the Company records a deferred charge representing the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH in prior years. The deferred charge is included in other assets in the consolidated balance sheets and is amortized as a component of income tax expense in the consolidated statements of operations over the estimated life of the mortgages retained in the securitized mortgage collateral. The Company recorded a tax provision of $2.0 million and $22.3 million for the years ended December 31, 2009 and 2008, respectively. The net provision is the result of the amount of the deferred charge amortized and/or impaired resulting from credit losses, which does not result in any tax liability to be paid.

Results of Operations by Business Segment

Mortgage and Real Estate Services

For the year ended December 31, 2009 compared to the year ended December 31, 2008

           During the first quarter of 2009, the Company initiated various mortgage and real estate fee-based business activities, including loan modifications, real estate disposition, monitoring and surveillance services, real estate brokerage, mortgage lending and title and escrow services. During the fourth quarter of 2009, the Company received California Department of Insurance approval for our acquisition of a title insurance agency and escrow operations. Upon the approval, the Company acquired the operations effective December 31, 2009. The title insurance company services California and selected national markets to provide title insurance, escrow and settlement services. Although the Company intends to attempt to generate fees by providing these services to third parties in the marketplace in the near future, the revenues from these business activities have primarily been generated from the Company's long-term mortgage portfolio. Furthermore, since these business activities are newly established, there remains uncertainty about their future success.

Condensed Statements of Operations Data

	For the year ended December 31,
	2009	2008	Increase (Decrease)	% Change
Net interest income (expense)	$12	$(5)	$17	340%
Mortgage and real estate services fees	42,613	-	42,613	n/a
Other non-interest income	29	(10)	39	390

Total non-interest income	42,642	(10)	42,652	n/a
Personnel expense	(23,099)	(1,238)	(21,861)	(1,766)
Non-interest expense and income taxes	(6,707)	(524)	(6,183)	(1,180)

Net earnings (loss)	$12,848	$(1,777)	$14,625	823%

           For the year ended December 31, 2009, mortgage and real estate services fees were $42.6 million compared to none in the comparable period for 2008. For the year ended December 31, 2009, mortgage and real estate services fees, which are generated primarily from the Company's long-term mortgage portfolio, included $17.5 million in loan modification fees, $13.6 million in monitoring and surveillance fees, $7.1 million in servicing income, and $4.4 million in title and escrow fees. For the year ended December 31, 2008, mortgage and real estate services fees were zero, representing servicing income of $9.3 million, offset by amortization and impairment of $9.3 million.

           For the year ended December 31, 2009, personnel expense increased $21.9 million to $23.1 million as a result of increases in personnel and related costs associated with the initiation of the new mortgage and real estate fee-based business activities.

           For the year ended December 31, 2009, non-interest expense and income taxes increased $6.2 million to $6.7 million. The increase is related to higher occupancy and general and administrative expenses associated with the new mortgage and real estate fee-based business activities.

           Refer to Note G. "Segment Reporting" in the notes to consolidated financial statements for financial results of the continuing operating segments and see Item 1. "Business" for additional information regarding the operating structure.

Long-term Portfolio

For the year ended December 31, 2009 compared to the year ended December 31, 2008

	For the year ended December 31,
	2009	2008	Increase (Decrease)	% Change
Net interest income	$9,768	$13,738	$(3,970)	(29)%
Change in fair value of net trust assets, excluding REO	231,162	24,281	206,881	852
Losses from real estate owned	(218,157)	(52,011)	(166,146)	(319)

Non-interest income- net trust assets	13,005	(27,730)	40,735	147
Change in fair value of long-term debt	765	24,879	(24,114)	(97)
Other non-interest income	(20)	45,305	(45,325)	(100)

Total non-interest income	13,750	42,454	(28,704)	(68)
Personnel expense	(12,589)	(9,082)	(3,507)	(39)
Non-interest expense and income taxes	(15,255)	(40,564)	25,309	62

Net (loss) earnings	$(4,326)	$6,546	$(10,872)	(166)%

           Net (loss) earnings for the year ended December 31, 2009 decreased $10.9 million to a net loss of $4.3 million, compared to net earnings of $6.5 million for the comparable period of 2008. The increase in net loss during the period is attributable to the following:

           During 2009, there was a $4.0 million reduction in net interest income primarily resulting from declines in outstanding balances in the long-term mortgage portfolio.

           Non-interest income from net trust assets increased $40.7 million to a $13.0 million gain for the year ended December 31, 2009, compared to a loss of $27.7 million for the comparable period in 2008. The increase in the fair value of net trust assets was primarily due to the adoption of FASB ASC 820-10-65-4, which clarified the use of quoted prices in determining fair values in markets that are inactive, thus moderating the need to use distressed prices in valuing financial assets and liabilities in illiquid markets as the Company had used in prior periods. Also contributing to the gain was increased expected net interest spread as a result of a downward shift in the forward LIBOR curve during the year ended December 31, 2009. Offsetting these gains were declines in fair value resulting from increased loss assumptions and reductions in principal balances during the period.

           Changes in the fair value of long-term debt declined to $765 thousand in 2009 as compared to $24.9 million in 2008. The gain of $24.9 million in 2008 was related to decreases in estimated market pricing and anticipated settlements of the Company's trust preferred securities during the year ended December 31, 2008.

           Other non-interest income decreased $45.3 million during the year ended December 31, 2009 to $(20) thousand from $45.3 million. The decrease is attributable to real estate advisory fees that the Company earned in 2008 related to an agreement with a real estate marketing company. The Company earned $18.4 million in real estate advisory fees plus a $27.0 million fee for agreeing to terminate the relationship in the fourth quarter of 2008.

           Non-interest expense and income taxes decreased $25.3 million during the year ended December 31, 2009 to $15.3 million from $40.6 million. The decrease is primarily attributable to a $20.3 million reduction in income tax expense to $2.0 million as a result of reductions in amortization of deferred charge during the year ended December 31, 2009. Additionally, legal and professional fees decreased $2.4 million during the period to $3.2 million.

Discontinued Operations

For the year ended December 31, 2009 compared to the year ended December 31, 2008

Condensed Statements of Operations Data

	For the year ended December 31,
	2009	2008	Increase (Decrease)	% Change
Net interest (expense) income	$(351)	$2,499	$(2,850)	(114)%
Loss on sale of loans	(5,739)	(36,349)	30,610	84
(Provision) recovery for repurchases	(647)	6,712	(7,359)	(110)
Other non-interest income	(2,144)	1,250	(3,394)	(272)

Total non-interest income	(8,530)	(28,387)	19,857	70
Personnel expense	(546)	(15,340)	14,794	96
Non-interest expense and income taxes	11,742	(8,264)	20,006	242

Net earnings (loss)	$2,315	$(49,492)	$51,807	105%

           Net earnings for the discontinued operations were $2.3 million for the year ended December 31, 2009, compared to a loss of $49.5 million for 2008. Net interest (expense) income decreased $2.9 million to net interest expense of $0.3 million as a result of increased delinquencies and nonperforming loans within loans held for sale and the resulting decreases in interest income.

           Loss on sale of loans decreased $30.6 million to $5.7 million as a result of reductions in LOCOM adjustment against loans held-for-sale between periods.

           Recoveries from repurchases decreased $7.4 million to a provision of $647 thousand for the year ended December 31, 2009, compared to a recovery of $6.7 million in 2008. The $7.4 million decrease is the result of settlements reached with whole-loan investors during 2008, coupled with increases in estimated repurchases obligations during 2009.

           Other non-interest income decreased $3.4 million during the year to $(2.1) million. The decrease in other non-interest income was primarily the result of a $3.4 million increase in losses on REO, resulting from losses on the sale of REO and additional impairment write-downs based on changes in estimated values of the REO.

           The $14.8 million decrease in personnel expense during the year ended December 31, 2009 as compared to 2008 was due to a reduction in personnel associated with the Company's discontinued non-conforming mortgage, retail mortgage, warehouse lending and commercial operations

           Non-interest expense and income taxes decreased $20.0 million between periods primarily due to a Federal tax refund in the amount of $8.9 million, including interest, as a result of an election to carryback net operating losses five years pursuant to 2009 Federal legislation, The Worker, Homeownership, and Business Assistance Act of 2009. When the Company discontinued operations in 2007, it recorded a lease liability for unused space, but as we have sublet the unused space, the lease liability has decreased. As a result, the Company recorded income of $2.5 million related to a reduction in estimated lease liabilities as a result of changes in our expected minimum future lease payments within discontinued operations, compared to a charge of $2.5 million in 2008. Furthermore, there were reductions of $3.9 million in legal and professional fees and $2.1 million in general and administrative expenses associated with less personnel and reduced activities within discontinued operations.

           Refer to Note Q. "Discontinued Operations" in the notes to consolidated financial statements for financial results of the discontinued operating segments and see Item 1. "Business" for additional detail regarding the operating structure.

Liquidity and Capital Resources

           Due to the unprecedented volatility in the marketplace since the beginning of the third quarter of 2007, it has become difficult to anticipate market conditions and therefore meet our liquidity objectives. We believe that current cash balances, short-term investments, cash flows from mortgage and real estate services fees generated from our long-term mortgage portfolio, and residual interest cash flows from our long-term mortgage portfolio are adequate for our current operating needs. However, we believe the mortgage and real estate services market is volatile and highly competitive. The Company's ability to successfully compete in the mortgage and real estate services industry is uncertain as its business activities are newly established and many competitors have recently entered or have established businesses delivering similar services. Additionally, performance of the long-term mortgage portfolio is subject to the continued deterioration in the real estate market and current economic conditions. Cash flows from our residual interests in securitizations are sensitive to delinquencies, defaults and credit losses associated with the securitized loans. Losses in excess of current estimates will reduce the residual interest cash receipts from our long-term mortgage portfolio.

           In response to these unprecedented market conditions, the Company has taken the following steps:

  •
  restructured and entered into a settlement agreement with the remaining reverse repurchase facility lender to remove any further exposure associated with the facility or the loans securing the facility;

  •
  purchased and canceled $36.5 million and exchanged $51.3 million in outstanding trust preferred securities to reduce annual interest expense obligations;

  •
  completed the Offer to Purchase and Consent Solicitation for which the Company repurchased the majority of its preferred stock and eliminated its annual dividend obligation; and

  •
  created an integrated services platform to provide solutions to the mortgage and real estate markets. During 2009, the Company initiated various mortgage and real estate fee-based business activities, including loan modifications, real estate disposition, monitoring and surveillance services, real estate brokerage and lending services and title and escrow services.

           While the Company continues to pay its obligations as they become due, the ability of the Company to continue is dependent upon many factors, particularly the Company's ability to successfully compete in the mortgage and real estate services industry and realize the value of its long-term mortgage portfolio. There can be no assurance of the Company's ability to do so.

           During 2009, our operating businesses were primarily funded as follows:

  •
  cash flows from our mortgage and real estate fee-based business activities;

  •
  cash flows from our long-term mortgage portfolio (residual interests in securitizations); and

  •
  income tax refunds, primarily attributable to new legislation surrounding the carryback of net operating losses.

           The Company primarily used available funds as follows:

  •
  settlement payment to the remaining reverse repurchase facility lender associated with the Settlement Agreement, and interest and principal payments on the Credit Agreement under the terms of the agreement associated with the settlement;

  •
  interest payments on the reverse repurchase line and monthly principal amounts under the terms of the agreement prior to the settlement of the agreement;

  •
  purchase and cancellation of trust preferred securities;

  •
  interest payments on long-term debt, including trust preferred securities and junior subordinated notes;

  •
  repurchase of preferred stock and payment of accumulated but unpaid preferred stock dividends;

  •
  lease obligations, payroll obligations, operating expenses; and

  •
  repurchase loans or settle repurchase claims.

Sources of Liquidity

           Fees from our mortgage and real estate service business activities.    The Company earns fees from various mortgage and real estate fee-based business activities, including loss mitigation, real estate disposition, monitoring and surveillance services, real estate brokerage and lending services and title and escrow services. The Company provides services to investors, servicers and individual borrowers primarily by focusing on loss mitigation and performance of our long-term mortgage portfolio. Additionally, the Company acts as the master servicer for mortgages included in our CMO and REMIC securitizations. The master servicing fees we earn are generally 0.03 percent per annum on the declining principal balances of these mortgages plus interest income on cash held in custodial accounts until remitted to investors, less any interest shortfall. However, due to the recent decline in interest rates, the interest income earned on cash held in custodial accounts has declined significantly.

           Cash flows from our long-term mortgage portfolio (residual interests in securitizations).    We receive residual cash flows on mortgages held as securitized mortgage collateral after distributions are made to investors on securitized mortgage borrowings to the extent required credit enhancements are maintained and performance covenants are complied with for credit ratings on the securitized mortgage borrowings. These cash flows represent the difference between principal and interest payments on the underlying mortgages, affected by the following:

  •
  servicing and master servicing fees paid;

  •
  premiums paid to mortgage insurers;

  •
  cash payments / receipts on derivatives;

  •
  interest paid on securitized mortgage borrowings;

  •
  principal payments and prepayments paid on securitized mortgage borrowings;

  •
  overcollateralization requirements;

  •
  actual losses, net of any gains incurred upon disposition of other real estate owned or acquired in settlement of defaulted mortgages;

  •
  unpaid interest shortfall;

  •
  basis risk shortfall; and

  •
  bond write-downs reinstated.

           Income tax refunds.    During 2009, the Company received $15.8 million in income tax refunds, including interest, $8.9 million of which is attributable to favorable changes in tax laws surrounding the carryback of net operating losses. New legislation was passed in the fourth quarter of 2009 that allowed businesses to carry back net operating losses beyond the previously statutory two-year to a five-year period. This resulted in an increase to stockholders' equity for amounts received from the additional carryback year.

Uses of Liquidity

           Settlement Agreement and Restructured Financing.    In the past we used reverse repurchase agreements to fund substantially all financing for the origination of mortgages. In October 2009, the Company entered into a settlement agreement (the Settlement Agreement) with its remaining reverse repurchase facility lender to settle the reverse repurchase line. The Settlement Agreement retires the current facility and removed any further exposure associated with the facility or the loans that secured the facility. Pursuant to the terms of the Settlement Agreement, the Company settled the $140.0 million balance of the reverse repurchase line by (i) transferring the loans securing the line to the lender at their approximate carrying values, (ii) making a cash payment of $20.0 million and (iii) entering into a credit agreement with the lender (the Credit Agreement) for a $33.9 million term loan. The borrowing under the Credit Agreement, which is to be paid over 18 months, bears interest at a rate of one-month LIBOR plus 350 basis points and requires a monthly principal and interest payment of $1.5 million. A $10.0 million principal payment is due by April 2010 as part of the Credit Agreement. As of December 31, 2009, the outstanding balance of the note payable was $31.1 million.

           The borrowing under the Credit Agreement may be prepaid by the Company at any time. Upon any sale of assets, excluding mortgage assets, issuance of debt, excluding warehouse borrowings, or equity by the Company, then all of the proceeds therefrom are required to be applied to the borrowing under the Credit Agreement, or in the case of an equity issuance, applied to the $10.0 million principal payment due by April 2010.

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

           Purchase and cancellation of trust preferred securities.    In 2009, the Company purchased and canceled $28.5 million in outstanding trust preferred securities for $4.3 million. In January 2009, the Company purchased and canceled all of the $25.0 million in outstanding trust preferred securities of Impac Capital Trust #2 for $3.8 million and terminated the related debt. In June 2009 and August 2009, the Company purchased and canceled $1.0 million and $2.5 million, respectively, in outstanding trust preferred securities of Impac Capital Trust #4 for $150 thousand and $375 thousand, respectively. At December 31, 2009, the Company has $8.5 million in outstanding trust preferred securities of Impac Capital Trust #4.

           Restructure trust preferred securities.    In May 2009, the Company exchanged an aggregate of $51.3 million in trust preferred securities of Impac Capital Trusts #1 and #3 for junior subordinated notes with an increased aggregate principal balance of $62.0 million and a maturity date in March 2034. Under the terms of the exchange, in consideration for the increase in principal, the interest rate for each note was reduced from the original 8.01 percent to 2.00 percent through 2013 with increases of 1.00 percent per year through 2017. Starting in 2018, the interest rates become variable at 3-month LIBOR plus 375 basis points. In connection with the exchange, the Company paid a fee of $0.5 million.

           Repurchase preferred stock.    In June 2009, the Company completed the Offer to Purchase and Consent Solicitation (the "Offer to Purchase") of its 9.375% Series B Cumulative Redeemable Preferred Stock and 9.125% Series C Cumulative Redeemable Preferred Stock. Stockholders of the Company's Series B Preferred Stock tendered 1,323,844 shares at $0.29297 per share for $388 thousand. Stockholders of the Company's Series C Preferred Stock tendered 3,055,036 shares at $0.28516 per share for $871 thousand. The aggregate purchase price for the Preferred Stock was $1.3 million. In addition, in connection with the completion of the offer to purchase the Company paid $7.4 million accumulated but unpaid dividends on its Preferred Stock. With the total cash payment of $8.7 million, the Company eliminated $109.5 million of liquidation preference on its Preferred Stock. After the completion of the Offer to Purchase, the Company has outstanding $52.3 million liquidation preference of Series B and Series C Preferred Stock.

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

           Investors have requested the Company to repurchase loans or to indemnify them against losses on certain loans which the investors believe either do not comply with applicable representations or warranties or defaulted shortly after its purchase. The Company records an estimated reserve for these losses at the time the loan is sold, and adjusts the reserve to reflect the estimated loss. The repurchase reserve is included in liabilities of discontinued operations in the consolidated balance sheets.

           The reserve totaled approximately $11.0 million at December 31, 2009, compared to $13.9 million at December 31, 2008. In determining the adequacy of the reserve for mortgage repurchases, management considers such factors as specific requests for repurchase, known problem loans, underlying collateral values, recent sales activity of similar loans, historical experience, recent settlement experience, current settlement negotiations, current market conditions and other appropriate information. During 2009, the Company recorded a provision for repurchase losses of $647 thousand included in the net earnings from discontinued operations.

           Financing.    The Company is seeking warehouse financing and any decision to provide financing to us in the future will depend upon a number of factors, including:

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

           Operating activities.    Net cash provided by operating activities was $389.3 million for 2009 as compared to $439.8 million for 2008. During 2009, the primary sources of cash in operating activities were cash received from fees generated by our mortgage and real estate service business activities, excess cash flows from our residual interests in securitizations and income tax refunds received from the carryback of net operating losses to prior years. During 2008, the primary sources of cash in operating activities were cash received from excess cash flows from our residual interests in securitizations, master servicing fees and real estate advisory fees.

           Investing activities.    Net cash provided by investing activities was $1.6 billion for 2009 as compared to $2.2 billion for 2008. For 2009 and 2008, the primary source of cash from investing activities was provided by principal repayments on our securitized mortgage collateral and proceeds from the liquidation of REO.

           Financing activities.    Net cash used in financing activities was $2.0 billion for 2009 and $2.6 billion for 2008. For 2009, net cash used in financing activities was primarily for principal repayments on securitized mortgage borrowings. Additionally, as a result of restructuring the Company's balance sheet to reduce its debt burden, cash was used for the purchase and cancellation of trust preferred securities, repurchase preferred stock and pay accumulated but unpaid dividends associated with the Offer to Purchase, principal repayments for the former reverse repurchase line, and a cash payment under the Settlement Agreement to settle the reverse repurchase line. For 2008, net cash used in financing activities was primarily for principal repayments on securitized mortgage borrowings, warehouse and reverse repurchase lines.

           Inflation.    The consolidated financial statements and corresponding notes to the consolidated financial statements have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased costs of our operations during 2009 and 2008. Unlike industrial companies, nearly all of our assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Inflation affects our operations primarily through its effect on interest rates, since interest rates normally increase during periods of high inflation and decrease during periods of low inflation.

Off Balance Sheet Arrangements

           When we sell or broker loans through whole-loan sales, we are required to make normal and customary representations and warranties to the loan originators or purchasers, including guarantees against early payment defaults typically 90 days, and fraudulent misrepresentations by the borrowers. Our agreements generally require us to repurchase loans if we breach a representation or warranty given to the loan purchaser. In addition, we may be required to repurchase loans as a result of borrower fraud or if a payment default occurs on a mortgage loan shortly after its sale. Because the loans are no longer on our balance sheet, the recourse component is considered a guarantee. During 2009, we sold $2.5 million and brokered $6.0 million of loans with recourse compared to $84.4 million in 2008. We maintained an $11.0 million reserve related to these guarantees as of December 31, 2009 compared to a reserve of $13.9 million as December 31, 2008. During 2009 we paid $1.1 million to settle repurchase demands on loans previously sold to third parties as compared to $5.4 million to settle or repurchase loans during 2008.

           See disclosures in the notes to the consolidated financial statements under "Commitments and Contingencies" for other arrangements that qualify as off balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           As a smaller reporting company, we are not required to provide the information required by this Item.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

           The Company maintains disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

           The Company's management, with the participation of its chief executive officer (CEO) and its chief financial officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. Based on that evaluation, the Company's chief executive officer and chief financial officer concluded that, as of that date, the Company's disclosure controls and procedures were effective at a reasonable assurance level.

Management's Report on Internal Control over Financial Reporting

           Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Section 13a-15(f) of the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, the Company's CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for reporting purposes in conformity with U.S. generally accepted accounting principles and include those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

           As of December 31, 2009, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2009.

           Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by improper management override of the controls. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, there is a risk that material misstatements due to error or fraud may occur and will not be detected on a timely basis.

           Squar, Milner, Peterson, Miranda & Williamson, LLP, the registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company's internal control over financial reporting, a copy of which is included herein.

Changes in Internal Control Over Financial Reporting

           During the quarter ended December 31, 2009, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Impac Mortgage Holdings, Inc.

           We have audited Impac Mortgage Holdings, Inc.'s (the Company) internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Impac Mortgage Holdings, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

           In our opinion, Impac Mortgage Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009 based on the COSO criteria.

           We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Impac Mortgage Holdings, Inc. and subsidiaries as of December 31, 2009 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended, and our report dated March 15, 2010 expressed an unqualified opinion thereon.

/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

Newport Beach, California
March 15, 2010

ITEM 9B. OTHER INFORMATION

           None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

           The information required by this Item 10 is hereby incorporated by reference to Impac Mortgage Holdings, Inc.'s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of Impac Mortgage Holdings, Inc.'s 2009 fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

           The information required by this Item 11 is hereby incorporated by reference to Impac Mortgage Holdings, Inc.'s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of Impac Mortgage Holdings, Inc.'s 2009 fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

           The information required by this Item 12 including Equity Compensation Plan Information is hereby incorporated by reference to Impac Mortgage Holdings, Inc.'s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of Impac Mortgage Holdings, Inc.'s 2009 fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

           The information required by this Item 13 is hereby incorporated by reference to Impac Mortgage Holdings, Inc.'s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of Impac Mortgage Holdings, Inc.'s 2009 fiscal year.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

           The information required by this Item 14 is hereby incorporated by reference to Impac Mortgage Holdings, Inc.'s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of Impac Mortgage Holdings, Inc.'s 2009 fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits

           The exhibits listed on the accompanying Exhibit Index are incorporated by reference into this Item 15 of this Annual Report on Form 10-K.

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on the 16th day of March 2010.

IMPAC MORTGAGE HOLDINGS, INC.
by	/s/ JOSEPH R. TOMKINSON Joseph R. Tomkinson Chairman of the Board and Chief Executive Officer

           Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH R. TOMKINSON Joseph R. Tomkinson	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2010
/s/ WILLIAM S. ASHMORE William S. Ashmore	President and Director	March 16, 2010
/s/ TODD R. TAYLOR Todd R. Taylor	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2010
/s/ JAMES WALSH James Walsh	Director	March 16, 2010
/s/ FRANK P. FILIPPS Frank P. Filipps	Director	March 16, 2010
/s/ STEPHAN R. PEERS Stephan R. Peers	Director	March 16, 2010
/s/ LEIGH J. ABRAMS Leigh J. Abrams	Director	March 16, 2010

Exhibit Index

Exhibit Number	Description
3.1	Charter of the Registrant (incorporated by reference to the corresponding exhibit number to the Registrant's Registration Statement on Form S-11, as amended (File No. 33-96670), filed with the Securities and Exchange Commission on November 8, 1995).
3.1(a)	Certificate of Correction of the Registrant (incorporated by reference to exhibit 3.1(a) of the Registrant's 10-K for the year-ended December 31, 1998).
3.1(b)	Articles of Amendment of the Registrant (incorporated by reference to exhibit 3.1(b) of the Registrant's 10-K for the year-ended December 31, 1998).
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
3.1(f)
Articles of Amendment, filed with the State Department of Assessments and Taxation of Maryland on June 22, 2004, amending and restating Article VII of the Registrant's Charter (incorporated by reference to exhibit 7 of the Registrant's Form 8-A/A, Amendment No. 1, filed June 30, 2004).
3.1(g)
Articles Supplementary designating the Company's 9.375 percent Series B Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share, filed with the State Department of Assessments and Taxation of Maryland on May 26, 2004 (incorporated by reference to exhibit 3.8 of the Registrant's Form 8-A/A, Amendment No. 1, filed June 30, 2004).
3.1(h)
Articles Supplementary designating the Company's 9.125 percent Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share, filed with the State Department of Assessments and Taxation of Maryland on November 18, 2004 (incorporated by reference to exhibit 3.10 of the Registrant's Form 8-A filed November 19, 2004).
3.1(i)
Articles of Amendment of the Company, effective as of December 30, 2008, effecting 1-for-10 reverse stock split (incorporated by reference to exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2008).
3.1(j)
Articles of Amendment of the Company, effective as of December 30, 2008, amending par value (incorporated by reference to exhibit 3.2 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2008).

Exhibit Number	Description
3.1(k)	Articles of Amendment of Series B Preferred Stock (incorporated by reference to exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2009).
3.1(l)
Articles of Amendment of Series C Preferred Stock (incorporated by reference to exhibit 3.2 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2009).
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

Exhibit Number	Description
4.4(a)	First Supplemental Indenture dated as of July 14, 2009 between Wilmington Trust Company and Impac Mortgage Holdings, Inc. to Indenture dated October 18, 2005 (incorporated by reference to Exhibit 4.1 of the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2009).
4.5
Junior Subordinated Indenture dated May 8, 2009 between Impac Mortgage Holdings, Inc. and The Bank of New York Mellon Trust Company, National Association, as trustee, related to Junior Subordinated Note due 2034 in the principal amount of $30,244,000 (incorporated by reference to exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2009).
4.6
Junior Subordinated Indenture dated May 8, 2009 between Impac Mortgage Holdings, Inc. and The Bank of New York Mellon Trust Company, National Association, as trustee, related to Junior Subordinated Note due 2034 in the principal amount of $31,756,000 (incorporated by reference to exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2009).
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
10.6(a)*
Amendment to Impac Mortgage Holdings, Inc. 2001 Stock Option Plan, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit 4.1(a) of the Registrant's Form S-8 filed with the SEC on March 1, 2002).
10.6(b)*
Amendment No. 2 to Impac Mortgage Holdings, Inc. 2001 Stock Option Plan, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit 10.10(b) of the Registrant's Annual Report on Form 10-K for the year-ended December 31, 2003).

Exhibit Number	Description
10.6(c)*	Amendment No. 3 to Impac Mortgage Holdings, Inc. 2001 Stock Option Plan, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2009).
10.6(d)*
Amendment No. 4 to Impac Mortgage Holdings, Inc. 2001 Stock Option Plan, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2009).
10.6(e)*
Form of Stock Option Agreement for 2001 Stock Option, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2004).
10.6(f)*	Form of Restricted Stock Agreement (incorporated by reference to exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 2, 2005).
10.7*
Executive Employment Agreement made as of April 1, 2008 between Impac Funding Corporation and Joseph R. Tomkinson (incorporated by reference to exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2008).
10.8*
Impac Mortgage Holdings, Inc. Guaranty dated as of April 1, 2008 in favor of Joseph R. Tomkinson (incorporated by reference to exhibit 10.2 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2008).
10.9*
Executive Employment Agreement made as of April 1, 2008 between Impac Funding Corporation and William S. Ashmore (incorporated by reference to exhibit 10.3 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2008).
10.10*
Impac Mortgage Holdings, Inc. Guaranty dated as of April 1, 2008 in favor of William S. Ashmore (incorporated by reference to exhibit 10.4 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2008).
10.11*
Employment Agreement executed January 9, 2007 between Impac Funding Corporation and Ronald M. Morrison (incorporated by reference to exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed January 12, 2007).
10.12*
Guaranty executed January 9, 2007 between Impac Mortgage Holdings, Inc. in favor of Ronald M. Morrison (incorporated by reference to exhibit 10.1(a) of the Registrant's Current Report on Form 8-K, filed January 12, 2007).
10.13
Amended and Restated Declaration of Trust among Impac Mortgage Holdings, Inc., Wilmington Trust Company, as Delaware and Institutional Trustee, and the Administrative Trustees named therein, dated October 18, 2005 (incorporated by reference to Exhibit 10.29 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005).
10.13(a)
Amendment No. 1 dated as of July 14, 2009 among Wilmington Trust Company, Impac Mortgage Holdings, Inc. and holders of Capital Securities to Amended and Restated Declaration of Trust dated October 18, 2005 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2009).

Exhibit Number	Description
10.14*	Employment Agreement effective October 1, 2007 and Amendment No. 1 effective February 12, 2008 between Impac Mortgage Holdings, Inc. and Todd R. Taylor (incorporated by reference to exhibit 10.27 of the Registrant's Annual Report on Form 10-K for the year-ended December 31, 2007).
10.15
Amended and Restated Master Purchase Agreement between UBS Real Estate Securities, Inc., Impac Funding Corporation, Impac Mortgage Holdings, Inc. and Impac Warehouse Lending Group, Inc. dated as of September 11, 2008 (incorporated by reference to exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2008).
10.15(a)
Waiver Agreement with UBS Real Estate Securities, Inc., dated September 11, 2008 (incorporated by reference to exhibit 10.1(a) of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2008).
10.15(b)
Fee Letter with UBS Real Estate Securities, Inc., dated September 11, 2008(incorporated by reference to exhibit 10.1(b) of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2008).
10.16
Exchange Agreement dated May 8, 2009 between Impac Mortgage Holdings, Inc., Taberna Preferred Funding I, Ltd., and Taberna Preferred Funding II, Ltd. (incorporated by reference to exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2009).
10.17
Credit Agreement dated as of October 30, 2009 among Impac Mortgage Holdings, Inc., Impac Funding Corporation, Impac Warehouse Lending Group, Inc., Integrated Real Estate Service Corp. and UBS Real Estate Securities, Inc.
10.17(a)	Tranche A Term Note dated October 30, 2009 for $23,850,000
10.17(b)	Tranche B Term Note dated October 30, 2009 for $10,000,000
10.18	Settlement Agreement dated October 30, 2009 among Impac Mortgage Holdings, Inc., Impac Funding Corporation, Impac Warehouse Lending Group, Inc. and UBS Real Estate Securities, Inc.
21.1	Subsidiaries of the Registrant (incorporated by reference to exhibit 21.1 of the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2009).
23.1	Consent of Squar, Milner, Peterson, Miranda & Williamson, LLP
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
INDEX

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Impac Mortgage Holdings, Inc.

           We have audited the accompanying consolidated balance sheets of Impac Mortgage Holdings, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

           We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

           In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Impac Mortgage Holdings, Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

           We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Impac Mortgage Holdings, Inc's. internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2010 expressed an unqualified opinion thereon.

/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

Newport Beach, California
March 15, 2010

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	At December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$25,678	$46,215
Restricted cash	1,253	1,243
Short-term investments	5,002	-
Trust assets
Investment securities available-for-sale	813	2,068
Securitized mortgage collateral	5,666,122	5,894,424
Derivative assets	146	37
Real estate owned	142,364	599,084

Total trust assets	5,809,445	6,495,613
Assets of discontinued operations	4,480	141,053
Other assets	27,054	31,393

Total assets	$5,872,912	$6,715,517

LIABILITIES
Trust liabilities
Securitized mortgage borrowings	$5,659,865	$6,193,984
Derivative liabilities	126,603	273,584

Total trust liabilities	5,786,468	6,467,568
Long-term debt	9,773	15,403
Note payable	31,060	-
Liabilities of discontinued operations	19,152	217,241
Other liabilities	11,026	6,053

Total liabilities	5,857,479	6,706,265
Commitments and contingencies
STOCKHOLDERS' EQUITY
Series A junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none issued or outstanding	-	-
Series B 9.375% redeemable preferred stock, $0.01 par value; liquidation value $16,904; 2,000,000 shares authorized, 665,592 noncumulative and 2,000,000 cumulative shares issued and outstanding as of December 31, 2009 and December 31, 2008, respectively	7	20
Series C 9.125% redeemable preferred stock, $0.01 par value; liquidation value $35,389; 5,500,000 shares authorized; 1,405,086 noncumulative and 4,470,600 cumulative shares issued and outstanding as of December 31, 2009 and December 31, 2008, respectively	14	45
Common stock, $0.01 par value; 200,000,000 shares authorized; 7,698,146 and 7,618,146 shares issued and outstanding as of December 31, 2009 and December 31, 2008, respectively	77	76
Additional paid-in capital	1,075,707	1,177,697
Net accumulated deficit:
Cumulative dividends declared	(822,520)	(815,077)
Retained deficit	(237,852)	(353,509)

Net accumulated deficit	(1,060,372)	(1,168,586)

Total stockholders' equity	15,433	9,252

Total liabilities and stockholders' equity	$5,872,912	$6,715,517

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the year ended December 31,
	2009	2008
INTEREST INCOME	$1,780,923	$1,476,972
INTEREST EXPENSE	1,771,143	1,463,239

Net interest income	9,780	13,733
NON-INTEREST INCOME:
Change in fair value of net trust assets, excluding REO	231,162	24,281
Losses from REO	(218,157)	(52,011)

Non-interest income – net trust assets	13,005	(27,730)
Change in fair value of long-term debt	765	24,879
Real estate advisory fees	-	45,388
Mortgage and real estate services fees	42,613	-
Other	9	(93)

Total non-interest income	56,392	42,444
NON-INTEREST EXPENSE:
Personnel expense	35,688	10,320
General, administrative and other	10,338	7,642
Occupancy expense	4,234	2,734
Legal and professional expense	3,207	5,627
Data processing expense	2,166	2,815

Total non-interest expense	55,633	29,138

Earnings from continuing operations before income taxes	10,539	27,039
Income tax expense from continuing operations	2,017	22,270

Earnings from continuing operations	8,522	4,769
Earnings (loss) from discontinued operations, net of tax	2,315	(49,492)

Net earnings (loss)	10,837	(44,723)
Cash dividends on preferred stock	(7,443)	(11,165)

Net earnings (loss) available to common stockholders before preferred stock redemption (Note M)	$3,394	$(55,888)

Earnings (loss) per common share – basic and diluted:
Earnings (loss) from continuing operations	$0.14	$(0.84)
Earnings (loss) from discontinued operations	0.30	(6.50)

Net earnings (loss) available to common stockholders before preferred stock redemption (Note L)	$0.44	$(7.34)

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share amounts)

	Preferred Shares Outstanding	Preferred Stock	Common Shares Outstanding (1)	Common Stock (1)	Additional Paid-In Capital (1)	Accumulated Other Comprehensive Income	Cumulative Dividends Declared	Retained (Deficit)	Total Stockholders' Equity (Deficit)
Balance, December 31, 2007	6,470,600	$65	7,609,639	$76	$1,174,247	$1,028	$(803,912)	$(1,449,232)	$(1,077,728)
Dividends declared on preferred shares	-	-	-	-	-	-	(11,165)	-	(11,165)
Issuance of vested restricted shares	-	-	413	-	-	-	-	-	-
Shares issued upon reverse stock split	-	-	8,094	-	-	-	-	-	-
Stock based compensation expense	-	-	-	-	3,450	-	-	-	3,450
Adoption of fair value accounting	-	-	-	-	-	(1,028)	-	1,140,446	1,139,418
Net loss	-	-	-	-	-	-	-	(44,723)	(44,723)

Balance, December 31, 2008	6,470,600	65	7,618,146	76	1,177,697	-	(815,077)	(353,509)	9,252
Dividends declared on preferred shares	-	-	-	-	-	-	(7,443)	-	(7,443)
Redemption of preferred stock	(4,399,922)	(44)	-	-	(106,041)	-	-	104,820	(1,265)
Shares issued upon legal settlement	-	-	80,000	1	299	-	-	-	300
Stock based compensation expense	-	-	-	-	3,752	-	-	-	3,752
Net earnings	-	-	-	-	-	-	-	10,837	10,837

Balance, December 31, 2009	2,070,678	$21	7,698,146	$77	$1,075,707	$-	$(822,520)	$(237,852)	$15,433

(1)    Amounts retrospectively reflect the ten-for-one reverse stock split and subsequent reduction in par value. Refer to Note A-11—"Common Stock" for additional information related to the reverse stock split.

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Earnings from continuing operations	$8,522	$4,769
Losses from real estate owned	218,157	52,011
Amortization of deferred charge, net	1,998	22,270
Amortization and impairment of mortgage servicing rights	-	2,209
Loss on sale of loans	104	1,129
Change in fair value of net trust assets, excluding REO	(433,924)	(171,779)
Change in fair value of trust preferred securities	(765)	(24,879)
Accretion of interest income and expense	693,748	507,795
Stock-based compensation	3,651	1,741
Net change in restricted cash	-	(1,243)
Net cash provided by operating activities of discontinued operations	21,558	82,469
Net change in other assets and liabilities	(124,135)	(36,675)

Net cash provided by operating activities	388,914	439,817

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in securitized mortgage collateral	865,669	1,674,077
Net change in mortgages held-for-investment	526	73
Purchase of short-term investments	(5,041)	-
Purchase of premises and equipment	(676)	(90)
Net principal change on investment securities available-for-sale	4,904	3,589
Proceeds from the sale of real estate owned	715,764	483,756
Net cash provided by investing activities of discontinued operations	15,513	14,997

Net cash provided by investing activities	1,596,659	2,176,402

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of securitized mortgage borrowings	(1,928,316)	(2,436,075)
Settlement of trust preferred securities	(4,275)	(1,200)
Repurchase of preferred stock	(1,265)	-
Preferred stock dividends paid	(7,443)	(11,165)
Principal payments on notes payable	(2,790)	-
Payment under settlement agreement	(20,000)	-
Net cash used in financing activities of discontinued operations	(41,862)	(148,013)

Net cash used in financing activities	(2,005,951)	(2,596,453)

Net change in cash and cash equivalents	(20,378)	19,766
Cash and cash equivalents at beginning of year	46,228	26,462

Cash and cash equivalents at end of year – continuing operations	25,678	46,215
Cash and cash equivalents at end of year – discontinued operations	172	13

Cash and cash equivalents at end of year	$25,850	$46,228

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)

(in thousands)

	For the year ended December 31,
	2009	2008
SUPPLEMENTARY INFORMATION (Continuing and Discontinued Operations):
Interest paid	$130,940	$559,452
Taxes paid	-	-
NON-CASH TRANSACTIONS (Continuing and Discontinued Operations):
Common stock issued upon legal settlement	$300	$-
Transfer of loans held-for-sale and held-for-investment to real estate owned	12,540	7,345
Transfer of securitized mortgage collateral to real estate owned	347,539	713,974
Issuance of note payable	33,850	-
Transfer of net assets from discontinued operations to continuing operations	(54,527)	25,600
Redemption of preferred stock	104,820	-

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Note A—Summary of Market Conditions, Business and Financial Statement Presentation including Significant Accounting Policies

1.        Business Summary, Market Conditions and Status of Operations

Business Summary

           Impac Mortgage Holdings, Inc. (the Company or IMH) is a Maryland corporation incorporated in August 1995 and has the following subsidiaries: Integrated Real Estate Service Corporation (IRES), IMH Assets Corp. (IMH Assets), Impac Warehouse Lending Group, Inc. (IWLG) and Impac Funding Corporation (IFC).

           In the first quarter of 2009, the Company created a new subsidiary, Integrated Real Estate Service Corporation, which includes mortgage and real estate fee-based business activities.

           The Company's continuing operations include the long-term mortgage portfolio (residual interests in securitizations reflected as net trust assets and liabilities in the consolidated balance sheets) and the mortgage and real estate fee-based business activities conducted by IRES. The discontinued operations include the former non-conforming mortgage and retail operations conducted by IFC and subsidiaries, and warehouse lending operations conducted by IWLG.

           Effective January 1, 2009, the Company revoked its election to be taxed as a real estate investment trust (REIT). As a result of revoking this election, the Company is subject to income taxes as a regular (Subchapter C) corporation.

           The information set forth in these notes is presented on a continuing operations basis, unless otherwise stated.

Market Conditions and Status of Operations

           The economy continued to contract during 2009 before showing modest signs of improvement toward the end of the year. Although certain economists have declared the recession to be over or at least abating, the current economic environment continues to adversely affect the credit performance of the Company's long-term mortgage portfolio. The economy remains weak, as evidenced by many key economic indicators. Notably, the national unemployment rate increased to 10.1% in October 2009 before declining to 10.0% at the end of the fourth quarter and 9.7% at January 2010. Higher unemployment and weaker overall economic conditions have led to a significant increase in the number of loan defaults, while continued weak housing prices have driven a significant increase in loan loss severities. Activity in the housing sector increased, with new home construction picking up for the first time in three and a half years. Home price appreciation, housing starts and home sales were at or close to record lows at the beginning of 2009, but all three indicators started to exhibit some modest signs of recovery during the second half of the year. Inflation remained low, and the Federal Reserve indicated that the federal funds rate would likely remain low for an "extended period," reiterating its intent to continue to use a wide range of tools to promote economic recovery and maintain price stability.

           The Federal Reserve and U.S. government have undertaken certain initiatives during the year to strengthen the capital of financial institutions, promote lending, and inject liquidity into the financial markets. The U.S. government has also developed programs to incent lenders and servicers to provide loan modifications to troubled borrowers in an effort to fight the foreclosure crisis. However, mortgage

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

delinquencies and foreclosures continued to increase in both the prime and subprime loan markets. The level of defaults and the national unemployment rate remain high, which creates some uncertainty about the strength or duration of any recovery. Additional deterioration in the overall economic environment, including continued weakening of the labor market, could cause loan delinquencies to increase beyond the Company's current expectations, resulting in additional increases in losses and reductions in fair value.

New Business Activity

           During the first quarter of 2009, the Company initiated various mortgage and real estate fee-based business activities, including loan modifications, real estate disposition, monitoring and surveillance services, real estate brokerage, mortgage lending, and title and escrow services. For the year ended December 31, 2009, mortgage and real estate services fees were $42.6 million. However, since these business activities are newly established and currently generate fees primarily from the Company's long-term mortgage portfolio, there remains uncertainty about their future success, including the ability to provide similar services to the marketplace.

           During the fourth quarter of 2009, the Company received California Department of Insurance approval for the acquisition of a title insurance agency and its escrow operations. Upon the approval, the Company acquired the operations for $1.0 million, effective December 31, 2009. The title insurance company services California and selected national markets and is integrated into the Company's services platform providing solutions to the mortgage and real estate markets. The acquisition was accounted for as a business combination and resulted in the recognition of an indefinite-lived intangible asset of $1.0 million.

Settlements and Exchange of Trust Preferred Securities

           In January 2009, the Company purchased and canceled $25.0 million in outstanding trust preferred securities of Impac Capital Trust #2 for $3.75 million and terminated the related debt.

           In May 2009, the Company exchanged an aggregate of $51.3 million in trust preferred securities of Impac Capital Trusts #1 and #3 for junior subordinated notes with an increased aggregate principal balance of $62.0 million and a maturity date in March 2034. Under the terms of the exchange, in consideration for the increase in principal, the interest rate for each note was reduced from the original 8.01 percent to 2.00 percent through 2013 with increases of 1.00 percent per year through 2017. Starting in 2018, the interest rates become variable at three-month London Inter-bank Offered Rate (LIBOR) plus 375 basis points. In connection with the exchange, the Company paid a fee of $0.5 million. Refer to Note N—Long-term Debt for additional information.

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

           As a result of the restructuring of $51.3 million and purchase and cancelation of $36.5 million in outstanding trust preferred securities, the Company reduced its annual interest expense obligation from

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

$7.8 million to approximately $2.0 million. With the restructuring and purchase and cancelations of trust preferred securities, the Company has $8.5 million in outstanding trust preferred securities of Impac Capital Trust #4 and $62.0 million in outstanding junior subordinated notes.

Repurchase of Preferred Stock

           In June 2009, the Company completed the Offer to Purchase and Consent Solicitation (the "Offer to Purchase") of its 9.375% Series B Cumulative Redeemable Preferred Stock and 9.125% Series C Cumulative Redeemable Preferred Stock. The Series B Preferred Stock had a liquidation preference of $50 million and the Series C Preferred Stock had a liquidation preference of $111.8 million, for a total of $161.8 million. Upon expiration of the Offer to Purchase, holders of approximately 68% of the Preferred Stock tendered an aggregate of 4,378,880 shares. Holders of the Company's Series B Preferred Stock tendered 1,323,844 shares at $0.29297 per share for a total of $388 thousand. Holders of the Company's Series C Preferred Stock tendered 3,055,036 shares at $0.28516 per share for a total of $871 thousand. The aggregate purchase price for the Preferred Stock was $1.3 million. In addition, in connection with completing the Offer to Purchase, the Company paid $7.4 million accumulated but unpaid dividends on its Preferred Stock. With the total cash payment of $8.7 million, the Company eliminated $109.5 million of liquidation preference on its Preferred Stock. After the completion of the Offer to Purchase, the Company has outstanding $52.3 million liquidation preference of Series B and Series C noncumulative Preferred Stock. As this transaction is considered a redemption for accounting purposes, in accordance with FASB ASC 505-10 and 260-10-S99, the difference between the carrying value of the tendered preferred stock ($106.1 million) and the amount paid for the shares ($1.3 million) was recognized as a decrease in retained deficit in 2009 and is reflected in the consolidated statements of changes in stockholders' equity (deficit) as a reclassification from additional paid in capital. Including the redemption, total basic and diluted earnings per share from continuing operations available to common stockholders were $14.18 and $13.97, respectively.

           With completion of the Offer to Purchase and modification to the terms of the Series B Preferred Stock and Series C Preferred Stock, the Company eliminated its $14.9 million annual preferred dividend obligation. Refer to Note M—Redeemable Preferred Stock for additional information.

Settlement of Reverse Repurchase Facility

           In October 2009, the Company entered into a settlement agreement (the Settlement Agreement) with its remaining reverse repurchase facility lender to settle the restructured financing. The Settlement Agreement retired the then-existing facility and removed any further exposure associated with the line or the loans that secured the line. Pursuant to the terms of the Settlement Agreement, the Company settled the $140.0 million balance of the reverse repurchase line by transferring the loans securing the line to the lender at their approximate carrying values, resulting in a cash payment of $20.0 million and the Company entering into a credit agreement with the lender (the Credit Agreement) for a $33.9 million term loan. The borrowing under the Credit Agreement, which is to be paid over 18 months, bears interest at a rate of one-month LIBOR plus 350 basis points and requires a monthly principal and interest payment of $1.5 million. A $10.0 million principal payment is due by April 2010 as part of the Credit Agreement. As of December 31, 2009, the outstanding balance of the note payable was $31.1 million. Refer to Note N—Long-term Debt for additional information.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

2.        Financial Statement Presentation

Principles of Consolidation

           The financial condition, results of operations and cash flows have been presented in the accompanying consolidated financial statements for each of the years in the two-year period ended December 31, 2009 and include the financial results of IMH, IRES and IMH Assets within continuing operations and IWLG and IFC within discontinued operations.

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

           Prior to January 1, 2010, there were two different accounting frameworks applicable to SPEs, depending on the nature of the entity and the Company's relation to that entity; the qualifying special purpose entity (QSPE) framework and the variable interest entity (VIE) framework.

           The QSPE framework applied when an entity transfers (sells) financial assets to an SPE meeting certain criteria. These criteria were designed to ensure that the activities of the SPE are essentially predetermined in their entirety at the inception of the vehicle and that the transferor cannot exercise control over the entity, its assets or activities. Entities meeting these criteria were not consolidated by the Company.

           When the SPE did not meet the QSPE criteria, consolidation was assessed pursuant to the VIE framework. A VIE is defined as an entity that (1) lacks enough equity investment at risk to permit the entity to finance its activities without additional subordinated financial support from other parties, (2) has equity owners who are unable to make decisions and/or (3) has equity owners that do not absorb or receive the entity's losses and returns. QSPEs were previously excluded from the scope of the VIE framework.

           The VIE framework requires a variable interest holder (counterparty to a VIE) to consolidate the VIE if that party will absorb a majority of the expected losses of the VIE, receive a majority of the residual returns of the VIE, or both. This party is considered the primary beneficiary of the entity. The determination of whether the Company meets the criteria to be considered the primary beneficiary of a VIE requires an evaluation of all transactions (such as investments, liquidity commitments, derivatives and fee arrangements) with the entity.

           Effective January 1, 2010, QSPE's are no longer excluded from the consolidation provisions of the VIE framework. Refer to Note A-17—Recent Accounting Pronouncements, for additional information

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

regarding the elimination of QSPE's from the VIE framework and its impact on the consolidated financial statements.

Use of Estimates and Assumptions

           The accompanying consolidated financial statements of IMH and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods to prepare these consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates.

3.        Fair Value Accounting Elections

           On January 1, 2008, the Company elected to apply fair value accounting to certain financial instruments (certain trust assets, trust liabilities and trust preferred securities) held at January 1, 2008. Differences between the December 31, 2007 carrying values and the January 1, 2008 fair values were recognized as an adjustment to retained deficit. This election resulted in a $1.1 billion decrease to retained deficit on January 1, 2008 from $(1.4) billion at December 31, 2007 to $(308.8) million at January 1, 2008.

           The following table summarizes the initial retained deficit charges and credits related to this election as of January 1, 2008 and the related fair value balances as of January 1, 2008.

	December 31, 2007 (Prior to Adoption)	Adoption Net Gain/(Loss)	January 1, 2008 (After Adoption) (5)
Impact of electing the fair value option:
Investment securities available-for-sale	$15,248	$1,028 (1)	$15,248
Securitized mortgage collateral (2)	16,532,633	(821,311)	15,711,322
Securitized mortgage borrowings (3)	(17,780,060)	1,903,283	(15,876,777)
Trust preferred securities	(98,398)	57,446	(40,952)

Cumulative-effect adjustment (pre-tax)		1,140,446
Tax impact (4)		-

Cumulative-effect adjustment to reduce retained deficit		$1,140,446

Total retained deficit as of December 31, 2007		$(1,449,232)
Cumulative-effect adjustment to reduce retained deficit		1,140,446

Total retained deficit as of January 1, 2008 (6)		$(308,786)

(1)
Investment securities available-for-sale were recorded at fair value at December 31, 2007, with a corresponding $1.0 million unrealized gain included in accumulated other comprehensive income. Included in the cumulative-effect adjustment was $1.0 million in unrealized holding gains that were reclassified from accumulated other comprehensive income to retained deficit. Due to the effect of reclassifying the

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

  $1.0 million from accumulated other comprehensive income to retained deficit, the investment securities available-for-sale balances do not add across.

(2)
Components of securitized mortgage collateral at December 31, 2007 include the allowance for loan loss of $1.2 billion, accrued interest of $99.7 million and premiums of $183.1 million, which were part of its fair value upon electing the fair value option.
(3)
Components of securitized mortgage borrowings at December 31, 2007 include accrued interest of $17.1 million and securitization costs of $37.5 million, which were part of its fair value upon electing the fair value option.
(4)
There was no tax effect of the adoption of fair value accounting as the Company qualified as a REIT for federal income tax purposes for the year ended December 31, 2008.
(5)
The securitized mortgage collateral and securitized mortgage borrowings include the mortgage insurance and bond insurance proceeds to be received from third parties.
(6)
As of January 1, 2008, after adoption of fair value accounting, total stockholders' equity was $61.7 million.

4.        Cash and Cash Equivalents, Restricted Cash and Short-term Investments

           Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less at the date of acquisition. The carrying amount of cash and cash equivalents approximates fair value.

           Cash and cash equivalents balances that have restrictions as to the Company's ability to withdraw funds are considered restricted cash. At December 31, 2009 and 2008, restricted cash totaled $1.3 million and $1.2 million, respectively.

           Short-term investments, which are recorded at amortized cost, represent an investment in liquid and highly-rated corporate bonds with a maturity of January 2010.

5.        Investment Securities Available-for-Sale

           Investment securities classified as available-for-sale are reported at fair value. Unrealized gains and losses are recognized in earnings as changes in fair value of net trust assets. Gains and losses realized on the sale of investment securities available-for-sale and declines in value considered to be other-than-temporary are based on the specific identification method and reported in current earnings.

           Interest income from investment securities available-for-sale is recognized based on current market yields. Investment securities available-for-sale may be subject to credit, interest rate and/or prepayment risk.

6.        Securitized Mortgage Collateral

           The Company's long-term investment portfolio primarily includes adjustable rate and, to a lesser extent, fixed rate non-conforming mortgages and commercial mortgages that were acquired and originated by our mortgage and commercial operations.

           Non-conforming mortgages may not have certain documentation or verifications that are required by government sponsored entities and, therefore, in making our credit decisions, we were more reliant upon the borrower's credit score and the adequacy of the underlying collateral.

           Historically, the Company securitized mortgages in the form of collateralized mortgage obligations (CMO), which were consolidated and accounted for as secured borrowings for financial

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

statement purposes. Securitized mortgages in the form of real estate mortgage investment conduits (REMICs), were either consolidated or unconsolidated depending on the design of the securitization structure. CMO and certain REMIC securitizations were designed so that the transferee (securitization trust) was not a QSPE, and therefore the Company consolidated the VIE as it was the primary beneficiary of the sole residual interest in each securitization trust. Generally, this was achieved by including terms in the securitization agreements that gave the Company the ability to unilaterally cause the securitization trust to return specific mortgages, other than through a clean-up call. Amounts consolidated are included in trust assets and liabilities as securitized mortgage collateral, real estate owned, derivative assets, securitized mortgage borrowings and derivative liabilities in the accompanying consolidated balance sheets.

           Effective January 1, 2010, former QSPEs are evaluated for consolidation based on the provisions of FASB ASC 810-10-25, which eliminates the concept of a QSPE and changes the approach to determining a securitization trust's primary beneficiary. Refer to Note A-17—Recent Accounting Pronouncements for a discussion of the impact the new rules will have on the Company's consolidated balance sheets.

           Securitized mortgage collateral is generally not placed on nonaccrual status as the servicer remits the interest payments to the trust regardless of the delinquency status of the underlying mortgage loan.

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

7.        Real Estate Owned

           Real estate owned (REO), which consists of residential real estate acquired in satisfaction of loans, is carried at net realizable value, which includes the estimated fair value of the residential real estate less estimated selling and holding costs, offset by expected contractual mortgage insurance proceeds to be received, if any. Adjustments to the loan carrying value required at the time of foreclosure affect the carrying amount of securitized mortgage collateral. Subsequent write-downs in the net realizable value of REO are included in losses from REO in the consolidated statements of operations.

8.        Securitized Mortgage Borrowings

           The Company records securitized mortgage borrowings in the accompanying consolidated balance sheets for the consolidated CMO and REMIC securitized trusts. The debt from each issuance of a securitized mortgage borrowing is payable from the principal and interest payments on the underlying mortgages collateralizing such debt, as well as the proceeds from liquidations of REO. If the principal and interest payments are insufficient to repay the debt, the shortfall is allocated first to the residual interest holders (generally owned by the Company) then, if necessary, to the certificate holders (e.g. third party investors in the securitized mortgage borrowings) in accordance with the specific terms of the various respective indentures. Securitized mortgage borrowings typically are structured as one-month LIBOR "floaters" and fixed rate securities with interest payable to certificate holders monthly. The maturity of each class of securitized mortgage borrowing is directly affected by the amount of net interest spread, overcollateralization and the rate of principal prepayments and defaults on the related

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

securitized mortgage collateral. The actual maturity of any class of a securitized mortgage borrowing can occur later than the stated maturities of the underlying mortgages.

           When the Company issued securitized mortgage borrowings, the Company generally sought an investment grade rating for the Company's securitized mortgages by nationally recognized rating agencies. To secure such ratings, it was often necessary to incorporate certain structural features that provide for credit enhancement. This generally included the pledge of collateral in excess of the principal amount of the securities to be issued, a bond guaranty insurance policy for some or all of the issued securities, or additional forms of mortgage insurance. The Company's total loss exposure is limited to the Company's initial net economic investment in each trust, which is referred to as a residual interest.

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

           Financial Guaranty Insurance Company (FGIC) provides bond guaranty insurance for three of the Company's consolidated securitizations. In determining the fair value of securitized mortgage borrowings, the Company excludes consideration of bond guaranty insurance payments in accordance with FASB ASC 820-10-35-18A. In November 2009, the Company was notified that FGIC had been ordered by the New York Insurance Department to suspend paying any and all claims based on its financial condition. As the related securitization trusts are nonrecourse to the Company, it is not required to replace or otherwise settle bond guaranty insurance within the consolidated trusts. However, other insurance companies have issued bond guaranty insurance policies for certain securities within the Company's securitized mortgage borrowings. Additional suspensions on the payment of claims may arise, which could materially affect industry-wide market prices for collateralized mortgage bonds.

9.        Derivative Instruments

           In accordance with FASB ASC 815-10 Derivatives and Hedging—Overview, the Company records all its derivative instruments at fair value as either derivative assets or derivative liabilities, included within trust assets and trust liabilities in the consolidated balance sheets. The Company has accounted for all its derivatives as non-designated hedge instruments or free-standing derivatives. The Company uses derivative instruments to manage interest rate risk.

Interest Rate Swaps, Caps and Floors

           The Company's interest rate risk management objective was to limit the exposure to the variability in future cash flows attributable to the variability of one-month LIBOR, which is the underlying index of adjustable rate securitized mortgage borrowings. The Company's interest rate risk management policies are formulated with the intent to offset the potential adverse effects of changing interest rates on securitized mortgage borrowings.

           To mitigate exposure to the effect of changing interest rates on cash flows on securitized mortgage borrowings and reverse repurchase borrowings, the Company purchased derivative instruments primarily in the form of interest rate swap agreements (swaps) and, to a lesser extent, interest rate cap agreements (caps) and interest rate floor agreements (floors). Due to the closure of the

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

mortgage operations, the Company has not entered into a new derivative instrument since the third quarter of 2007. However, the Company still has $126.5 million in net derivative liabilities outstanding as of December 31, 2009.

           The fair value of the Company's swaps, caps, floors and other derivative instruments is generally based on market prices provided by dealers and market- makers, or estimates of future cash flows from these financial instruments.

10.      Long-term Debt

           Long-term debt (consisting of trust preferred securities and junior subordinated notes) is reported at fair value. Unrealized gains and losses are recognized in earnings as changes in fair value of long-term debt.

           The Company does not consolidate trust preferred entities (which are sometimes hereinafter referred to as capital trusts) since the Company does not have a significant variable interest in the trust. Instead, the Company records its investment in the trust preferred entities (included in other assets in the accompanying consolidated balance sheets) and accounts for such under the equity method of accounting and reflects a liability for the issuance of the notes to the trust preferred entities.

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

           On October 27, 2009, the Company issued 80,000 shares of common stock and paid legal expenses in connection with the settlement of Sharon Page v. Impac Mortgage Holdings, Inc., et al., which was originally filed on December 17, 2007 in the United States District Court, Central District of California against IMH and several of its senior officers.

           All share and per share amounts retrospectively reflect the ten-for-one reverse stock split and subsequent reduction in par value. Refer to Note L—Reconciliation of Earnings Per Share for the impact on the Company's net earnings (loss) per share amounts as a result of the reverse stock split.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

12.      Interest Income and Interest Expense

           Interest income on securitized mortgage collateral and interest expense on securitized mortgage borrowings are recorded quarterly using the effective yield for the period based on the previous quarter-end's estimated fair value.

13.      Stock-Based Compensation

           The Company maintains a stock-based incentive compensation plan, the terms of which are governed by the Impac Mortgage Holdings, Inc. 2001 Stock Option, Deferred Stock and Restricted Stock Plan, as amended (the 2001 Stock Plan). Officers, key employees, directors, consultants and advisors are eligible to receive awards pursuant to the 2001 Stock Plan. As of December 31, 2009, the aggregate number of shares reserved under the 2001 Stock Plan is 1,555,353 shares (including increases pursuant to the plan's "evergreen provision"), and there were 151,649 shares available for grant as stock options, restricted stock and deferred stock awards. The Company issues new shares of common stock to satisfy stock option exercises.

           The Company accounts for stock-based compensation in accordance with FASB ASC 718 Compensation—Stock Compensation. Accordingly, the Company measures the cost of stock-based awards using the grant-date fair value of the award and recognizes that cost over the requisite service period.

           The fair value of each stock option granted under the Company's stock-based compensation plan is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the assumptions noted below. Given the declines in the Company stock price and the resulting decreased exercise activity by option holders, there is a lack of historical exercise experience and therefore the expected term of options granted is derived using the simplified method as permitted under FASB ASC 718-10-S99-1. The risk-free interest rate is based on the U.S. Treasury rate with a term equal to the expected term of the option grants on the date of grant.

           FASB ASC 718 requires forfeitures to be estimated at the time of grant and prospectively revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense is recorded net of estimated forfeitures for the years ended December 31, 2009 and 2008, such that expense was recorded only for those stock-based awards that were expected to vest.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

           The fair value of options granted, which is amortized to expense over the option vesting period, is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions:

	For the year ended December 31,
	2009	2008
Risk-free interest rate	2.86%	1.88% to 2.54%
Expected lives (in years)	5.50	3.25 - 3.50
Expected volatility (1)	259.16%	87.3% - 91.9%
Expected dividend yield	0.00%	0.00%
Fair value per share	$0.53	$5.02 - 7.76

(1)
Expected volatilities are based on both the implied and historical volatility of the Company's stock over the expected option life.

           The following table summarizes activity, pricing and other information for the Company's stock options for the years presented below:

	For the year ended December 31,
	2009		2008
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Options outstanding at beginning of year	1,140,186	$37.18	593,991	$98.03
Options granted	842,300	0.53	797,004	12.73
Options forfeited / canceled	(687,901)	36.92	(250,809)	104.02

Options outstanding at end of year	1,294,585	$13.47	1,140,186	$37.18

Options exercisable at end of year	203,330	$66.18	295,760	$86.96

	As of December 31,
	2009		2008
	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at end of year	6.85	$2,283	3.33	$-

Options exercisable at end of year	1.23	$-	1.77	$-

           The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company's closing stock price of $3.29 per common share as of December 31, 2009,

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

which would have been received by the option holders, had all option holders exercised their options as of that date. As of December 31, 2009, there was approximately $500 thousand of total unrecognized compensation cost related to stock option compensation arrangements granted under the plan, net of estimated forfeitures. That cost is expected to be recognized over the remaining weighted average period of six months.

           For the years ended December 31, 2009 and 2008, the aggregate grant-date fair value of stock options granted was approximately $445 thousand and $6.0 million, respectively.

           For the years ended December 31, 2009 and 2008, total stock-based compensation expense was $3.8 million and $3.5 million, respectively.

           In April 2009, certain of the Company's officers and directors gave notice of the surrender of an aggregate of 581,000 options and the Board of Directors accepted and approved the cancellation of those options. In connection with the cancellation of these options, the Company recognized non-cash compensation expense of approximately $1.7 million during the second quarter of 2009.

           Additional information regarding stock options outstanding as of December 31, 2009 is as follows:

	Stock Options Outstanding			Options Exercisable
Exercise Price Range	Number Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.53	827,000	9.44	$0.53	-	$-
12.00	237,004	3.24	12.00	-	-
12.01 - 94.20	144,081	1.58	35.28	116,830	37.54
99.40	82,500	0.63	99.40	82,500	99.40
217.70	4,000	4.47	217.70	4,000	217.70

0.53 - 217.70	1,294,585	6.85	13.47	203,330	66.18

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

           The Company accounts for income taxes in accordance with FASB ASC 740-Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax losses, credit carryforwards and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities on change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all the deferred tax assets will not be realized.

           In accordance with FASB ASC 810-10-45-8 the Company recorded a deferred charge representing the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH in prior years. The deferred charge is included in other assets in the accompanying consolidated balance sheets and is amortized as a component of income tax expense in the accompanying consolidated statement of operations over the estimated life of the mortgages retained in the securitized mortgage collateral. The Company recorded income tax expense of $2.0 and $22.3 million for the years ended December 31, 2009 and 2008, respectively. The income tax expense is primarily the result of the amount of the deferred charge amortized and/or impaired resulting from credit losses, which does not result in any tax current liability required to be paid.

16.      Earnings (Loss) per Common Share

           Basic earnings (loss) per common share is computed on the basis of the weighted average number of shares outstanding for the year divided into earnings (loss) for the year. Diluted earnings (loss) per common share is computed on the basis of the weighted average number of shares and dilutive common equivalent shares outstanding for the year divided by earnings (loss) for the year, unless anti-dilutive. Refer to Note L—Reconciliation of Earnings Per Share.

17.      Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

           In February 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-9 "Amendments to Certain Recognition and Disclosure Requirements" (ASU 2010-9). The ASU amends FASB Accounting Standards Codification Topic 855 "Subsequent Events" to address certain implementation issues related to an entity's requirement to perform and disclose subsequent events procedures. ASU 2010-9 requires (a) SEC filers and (b) conduit debt obligors for conduit debt securities that are traded in a public market to evaluate subsequent events through the date the financial statements are issued. All other entities are required to evaluate subsequent events through the date the financial statements are available to be issued. ASU 2010-9 exempts SEC filers from disclosing the date through which subsequent events have been evaluated. For the Company, ASU 2010-9 is effective immediately for financial statements that are to be issued or revised. The Company believes the amendments will not have a material impact on its consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

           In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles"—a replacement of FASB Statement No. 162 (SFAS 168). Under SFAS 168, The FASB Accounting Standards Codification (Codification or FASB ASC) became the sole source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On July 1, 2009, the Codification superseded all then-existing non-SEC accounting and reporting standards for non-governmental entities. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative at that time. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 did not have a significant impact on the Company's consolidated financial statements.

           In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" (SFAS 165), which was incorporated into FASB ASC 855-10 "Subsequent Events—Overall" (FASB ASC 855-10). FASB ASC 855-10, which is effective for interim and annual periods ending after June 15, 2009, establishes general standards of and accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of FASB ASC 855-10 did not have an impact on the Company's consolidated financial statements.

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

           Effective January 1, 2009, the Company adopted Emerging Issues Task Force Issue No. 08-5, "Issuer's Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement," which was incorporated into FASB ASC 820-10. FASB ASC 820-10-35 addresses whether issuers of liabilities should consider the effect of the third-party credit enhancement when measuring the liability at fair value. It requires that the issuer of a liability with a third-party credit enhancement that is inseparable from the liability shall not include the effect of the credit enhancement in the fair value measurement of the liability. The adoption of FASB ASC 820-10-35 did not have a significant impact on the Company's consolidated financial statements.

           Effective January 1, 2009, application of FASB ASC 820-10-65 to nonfinancial assets and liabilities is required. As a result of the adoption of FASB ASC 820-10-65 for such assets and liabilities, the Company has included additional disclosures for nonrecurring fair value measurements related to its nonfinancial assets and liabilities (which include loans held for sale, REO, lease liability and deferred charge).

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Recently Issued Accounting Pronouncements

           In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-6 "Improving Disclosures About Fair Value Measurements" (ASU 2010-6). The ASU amends Codification Topic 820 "Fair Value Measurements and Disclosures" to add new disclosure requirements for transfers into and out of Levels 1 and 2 fair value measurements, as well as separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 fair value measurements. ASU 2010-6 also clarifies existing fair value disclosures regarding the level of disaggregation and inputs and valuation techniques used to measure fair value. ASU 2010-6 is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. ASU 2010-6 only adds new disclosures requirements and as a result, the Company does not expect its adoption to have an impact on its consolidated financial statements.

           In August 2009, the FASB issued ASU 2009-05 "Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value" (ASU 2009-05). ASU 2009-05 provides amendments to ASC Subtopic 820-10, Fair Value Measurements and Disclosures—Overall of the FASB Accounting Standards Codification for the fair value measurement of liabilities. The amendments provide clarification that in circumstances in which a quoted price in an active market for an identical liability is not available, companies are required to measure value using one or more of the techniques prescribed by the standard. Valuation techniques include the quoted price of the identical liability when traded as an asset, quoted prices of similar liabilities or similar liabilities when traded as an asset, and other valuation techniques consistent with the principles of FASB ASC 820. The amendments also clarify that when estimating the fair value of a liability, companies are not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the first reporting period beginning after issuance. The Company does not expect the amendments to have a material impact on its consolidated financial statements.

           In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets—An Amendment of FASB Statement 140" which eliminates the concept of QSPEs and provides additional criteria transferors must use to evaluate transfers of financial assets. This standard modifies certain guidance contained in FASB ASC 860 "Transfers and Servicing" and is adopted into the Codification through the issuance of ASU 2009-16 "Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets." In order to determine whether a transfer is accounted for as a sale, the transferor must assess whether it and all of its consolidated entities have surrendered control of the financial assets. The standard also requires financial assets and liabilities retained from a transfer accounted for as a sale to be initially recognized at fair value. This standard is effective for fiscal years and interim periods beginning after November 15, 2009, with adoption applied prospectively for transfers that occur on or after the effective date.

           In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)," which amends several key consolidation provisions related to VIEs. This standard amends guidance contained in FASB ASC 810 "Consolidation" and is adopted into the Codification through the issuance of ASU 2009-17 "Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities." Former QSPEs will be evaluated for consolidation based on the provisions of FASB ASC 810-10-25, which changes the approach to determining a VIE's primary beneficiary and requires companies to more frequently reassess whether they must consolidate or deconsolidate VIEs. The accounting standard requires a qualitative, rather than quantitative, analysis to

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

determine the primary beneficiary of a VIE for consolidation purposes. The primary beneficiary of a VIE is the enterprise that has (a) the power to direct the VIE activities that most significantly affect the VIE's economic performance, and (b) the right to receive benefits of the VIE that could potentially be significant to the VIE or the obligation to absorb losses of the VIE that could potentially be significant to the VIE. This standard is effective for fiscal years and interim periods beginning after November 15, 2009 and applies to all current QSPEs and VIEs, and all VIEs created after the effective date. In accordance with this standard, the Company may consolidate QSPEs and VIEs at carrying value or elect the fair value option. The Company intends to elect the fair value option, in which all of the financial assets and liabilities of certain designated QSPEs and VIEs would be recorded at fair value upon the adoption of this standard and continue to be recorded at fair value thereafter with changes in fair value reported in earnings.

           Effective January 1, 2010, the Company will be required to consolidate the trust assets and trust liabilities related to $517.9 million in assets at December 31, 2009. Additionally, the Company will be required to deconsolidate the trust assets and liabilities related to $228.0 million in assets at December 31, 2009. The following is a summary of the expected impact of adopting the new consolidation provisions of FASB ASC 810.

		Variable Interest Entities
	(prior to adoption) December 31, 2009				(after adoption) January 1, 2010
		Consolidated		Deconsolidated
Investment securities available-for-sale	$813	$(298	) $	-	$515
Securitized mortgage collateral	5,666,122	249,523		(132,908)	5,782,737
REO	142,364	4,499		(1,185)	145,678
Securitized mortgage borrowings	(5,659,865)	(244,683)		134,065	(5,770,483)
Derivative liabilities, net	(126,457)	(9,041)		28	(135,470)

Net trust assets	$22,977	-		-	$22,977

           There was no overall impact on stockholders' equity as a result of the consolidation and deconsolidation of these trust assets and liabilities on January 1, 2010. However, the Company will continue to evaluate the impact of adopting the new accounting standards including the evaluation of applicable QSPE and VIE structures and interpretive guidance that becomes available. Accordingly, the amount of assets and liabilities that become consolidated or deconsolidated upon implementation of these standards on January 1, 2010 may differ from our preliminary estimates.

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

           The following table presents the estimated fair value of financial instruments included in the consolidated financial statements as of the dates indicated:

	December 31, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$25,678	$25,678	$46,215	$46,215
Restricted cash	1,253	1,253	1,243	1,243
Short-term investments	5,002	5,002	-	-
Investment securities available-for-sale	813	813	2,068	2,068
Securitized mortgage collateral	5,666,122	5,666,122	5,894,424	5,894,424
Derivative assets	146	146	37	37
Liabilities
Securitized mortgage borrowings	5,659,865	5,659,865	6,193,984	6,193,984
Derivative liabilities	126,603	126,603	273,584	273,584
Long-term debt	9,773	9,773	15,403	15,403
Note payable	31,060	27,789	-	-

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

           Note payable is recorded at amortized cost. Fair value of note payable is determined using a discounted cash flow model which factors in expected changes in interest rates and the Company's own credit risk.

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

           As a result of the lack of observable market data resulting from inactive markets, the Company has classified its investment securities available-for-sale, securitized mortgage collateral and borrowings, net derivative liabilities and long-term debt as Level 3 fair value measurements at December 31, 2009 and 2008. Level 3 assets and liabilities were 100 percent of total assets and total liabilities at fair value at December 31, 2009 and 2008.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           The following tables present the Company's assets and liabilities that are measured at estimated fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option at December 31, 2009 and 2008, based on the fair value hierarchy:

	Recurring Fair Value Measurements
	December 31, 2009			December 31, 2008
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investment securities available-for-sale	$-	$-	$813	$-	$-	$2,068
Securitized mortgage collateral	-	-	5,666,122	-	-	5,894,424

Total assets at fair value	$-	$-	$5,666,935	$-	$-	$5,896,492

Liabilities
Securitized mortgage borrowings	$-	$-	$5,659,865	$-	$-	$6,193,984
Derivative liabilities, net (1)	-	-	126,457	-	-	273,547
Long-term debt	-	-	9,773	-	-	15,403

Total liabilities at fair value	$-	$-	$5,796,095	$-	$-	$6,482,934

(1)
At December 31, 2009, derivative liabilities, net include $146 thousand in derivative assets and $126.6 million in derivative liabilities, included within trust assets and trust liabilities, respectively. At December 31, 2008, derivative liabilities, net include $37 thousand in derivative assets and $273.6 million in derivative liabilities, included within trust assets and trust liabilities, respectively.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           The following tables present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2009 and December 31, 2008:

	Level 3 Recurring Fair Value Measurements
	For the year ended December 31, 2009
	Investment securities available- for-sale	Securitized mortgage collateral	Securitized mortgage borrowings	Derivative liabilities, net	Long-term debt
Fair value, December 31, 2008	$2,068	$5,894,424	$(6,193,984)	$(273,547)	$(15,403)
Total gains (losses) included in earnings:
Interest income (1)	109	957,103	-	-	-
Interest expense (1)	-	-	(1,649,686)	-	(1,274)
Change in fair value of net trust assets, excluding REO	3,540	27,804	254,007	(54,189)	-
Change in fair value of long-term debt	-	-	-	-	765

Total gains (losses) included in earnings	3,649	984,907	(1,395,679)	(54,189)	(509)
Transfers in and/or out of Level 3	-	-	-	-	-
Purchases, issuances and settlements	(4,904)	(1,213,209)	1,929,798	201,279	6,139

Fair value, December 31, 2009	$813	$5,666,122	$(5,659,865)	$(126,457)	$(9,773)

Unrealized gains (losses) still held (2)	$486	$(6,333,766)	$7,838,814	$(128,305)	$60,990

(1)
Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. The total net interest income, including cash received and paid, was approximately $9.8 million for the year ended December 31, 2009, as reflected in the accompanying statement of operations.
(2)
Represents the amount of unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held at December 31, 2009.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

	Level 3 Recurring Fair Value Measurements
	For the year ended December 31, 2008
	Investment securities available- for-sale	Securitized mortgage collateral	Securitized mortgage borrowings	Derivative liabilities, net	Long-term debt
Fair value, January 1, 2008	$15,248	$782,574	$(767,704)	$-	$(40,952)
Total gains (losses) included in earnings:
Interest income (1)	1,015	387,212	-	-	-
Interest expense (1)	-	-	(895,492)	-	(530)
Change in fair value of net trust assets, excluding REO	(10,606)	(7,806,959)	8,140,587	(298,741)	-
Change in fair value of long-term debt	-	-	-	-	24,879

Total (losses) gains included in earnings	(9,591)	(7,419,747)	7,245,095	(298,741)	24,349
Transfers in and/or out of Level 3 (2)	-	14,919,649	(15,109,073)	(120,260)	-
Purchases, issuances and settlements	(3,589)	(2,388,052)	2,437,698	145,454	1,200

Fair value, December 31, 2008	$2,068	$5,894,424	$(6,193,984)	$(273,547)	$(15,403)

Unrealized (losses) gains still held (3)	$(1,802)	$(8,239,882)	$9,233,009	$(276,879)	$75,841

(1)
Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. The total net interest income, including cash received and paid, was approximately $13.7 million for the year ended December 31, 2008, as reflected in the accompanying statement of operations.
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

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           The following tables present the changes in recurring fair value measurements included in net earnings (loss) for the years ended December 31, 2009 and 2008:

	Recurring Fair Value Measurements Changes in Fair Value Included in Net Earnings For the year ended December 31, 2009
			Change in Fair Value of
	Interest Income (1)	Interest Expense (1)	Net Trust Assets		Long-term Debt	Total
Investment securities available-for-sale	$109	$-	$3,540		$-	$3,649
Securitized mortgage collateral	957,103	-	27,804		-	984,907
Securitized mortgage borrowings	-	(1,649,686)	254,007		-	(1,395,679)
Derivative instruments, net	-	-	(54,189	)(2)	-	(54,189)
Long-term debt	-	(1,274)	-		765	(509)

Total	$957,212	$(1,650,960)	$231,162	(3)	$765	$(461,821)

(1)
Amounts represent interest income and interest expense accretion included in interest income and interest expense, respectively in the consolidated statement of operations.
(2)
Included in this amount is $148.6 million in changes in the fair value of derivative instruments, offset by $202.8 million in cash payments from the securitization trusts for the year ended December 31, 2009.
(3)
For the year ended December 31, 2009, change in the fair value of trust assets, excluding REO was $231.2 million. Excluded from the $(433.9) million change in fair value of net trust assets, excluding REO, in the accompanying consolidated statement of cash flows is $202.8 million in cash payments from the securitization trusts related to the Company's net derivative liabilities.

	Recurring Fair Value Measurements Changes in Fair Value Included in Net Loss For the year ended December 31, 2008
			Change in Fair Value of
	Interest Income (1)	Interest Expense (1)	Net Trust Assets		Long-term Debt	Total
Investment securities available-for-sale	$1,015	$-	$(10,606)		$-	$(9,591)
Securitized mortgage collateral	387,212	-	(7,806,959)		-	(7,419,747)
Securitized mortgage borrowings	-	(895,492)	8,140,587		-	7,245,095
Derivative instruments, net	-	-	(298,741	)(2)	-	(298,741)
Long-term debt	-	(530)	-		24,879	24,349

Total	$388,227	$(896,022)	$24,281	(3)	$24,879	$(458,635)

(1)
Amounts represent interest income and interest expense accretion included in interest income and interest expense, respectively in the consolidated statement of operations.
(2)
Included in this amount is $(151.2) million in changes in the fair value of derivative instruments and $147.5 million in cash payments from the securitization trusts for the year ended December 31, 2008.
(3)
For the year ended December 31, 2008, change in the fair value of trust assets, excluding REO was $24.3 million. Excluded from the $(171.8) million change in fair value of net trust assets, excluding REO, in the accompanying consolidated statement of cash flows is $147.5 million in cash payments from the securitization trusts related to the Company's net derivative liabilities.

           The following is a description of the measurement techniques for items recorded at fair value on a recurring basis.

           Investment securities available-for-sale—The Company elected to carry all of its investment securities available-for-sale at fair value. The investment securities consist primarily of non-investment

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

grade mortgage-backed securities. The fair value of the investment securities is measured based upon the Company's expectation of inputs that other market participants would use. Such assumptions include judgments about the underlying collateral, prepayment speeds, future credit losses, forward interest rates and certain other factors. Given the market disruption and lack of observable market data as of December 31, 2009 and 2008, the estimated fair value of the investment securities available-for-sale was measured using significant internal expectations of market participants' assumptions.

           Securitized mortgage collateral—The Company elected to carry all of its securitized mortgage collateral at fair value. These assets consist primarily of non-conforming mortgage loans securitized between 2002 and 2007. Fair value measurements are based on the Company's internal models used to compute the net present value of future expected cash flows, with observable market participant assumptions, where available. The Company's assumptions include its expectations of inputs that other market participants would use in pricing these assets. These assumptions include judgments about the underlying collateral, prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of December 31, 2009, securitized mortgage collateral had an unpaid principal balance of $12.0 billion, compared to an estimated fair value of $5.7 billion. The aggregate unpaid principal balance exceeds the fair value by $6.3 billion at December 31, 2009. As of December 31, 2009, the unpaid principal balance of loans 90 days or more past due was $2.7 billion compared to an estimated fair value of $0.8 billion. The aggregate unpaid principal balances of loans 90 days or more past due exceed the fair value by $1.9 billion at December 31, 2009.

           Securitized mortgage borrowings—The Company elected to carry all of its securitized mortgage borrowings at fair value. These borrowings consist of individual tranches of bonds issued by securitization trusts and are primarily backed by non-conforming mortgage loans. Fair value measurements include the Company's judgments about the underlying collateral and assumptions such as prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of December 31, 2009, securitized mortgage borrowings had an outstanding principal balance of $13.5 billion compared to an estimated fair value of $5.7 billion. The aggregate outstanding principal balance exceeds the fair value by $7.8 billion at December 31, 2009.

           Long-term debt—The Company elected to carry all of its long-term debt (consisting of trust preferred securities and junior subordinated notes) at fair value. These securities are measured based upon an analysis prepared by management, which considered the Company's own credit risk, including recent settlements with trust preferred debt holders and discounted cash flow analysis. As of December 31, 2009, long-term debt had an unpaid principal balance of $70.5 million compared to an estimated fair value of $9.8 million. The aggregate unpaid principal balance exceeds the fair value by $61.0 million at December 31, 2009.

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

           Loans held-for-sale—Loans held-for-sale for which the fair value option was not elected are carried at the lower of cost or market (LOCOM). When available, such measurements are based upon what secondary markets offer for portfolios with similar characteristics, and are considered Level 2 measurements. If market pricing is not available, such measurements are significantly impacted by the Company's expectations of other market participants' assumptions, and are considered Level 3 measurements. The Company utilizes internal pricing processes to estimate the fair value of loans held-for-sale, which is based on recent loan sales and estimates of the fair value of the underlying collateral. Loans held-for-sale, which are primarily included in assets of discontinued operations, are considered Level 3 fair value measurements at December 31, 2009 and 2008 based on the lack of observable market inputs.

           Real estate owned—REO consists of residential real estate acquired in satisfaction of loans. Upon foreclosure, REO is adjusted to the estimated fair value of the residential real estate less estimated selling and holding costs, offset by expected contractual mortgage insurance proceeds to be received, if any. Subsequently, REO is recorded at the lower of carrying value or estimated fair value less costs to sell. Fair values of REO are generally based on observable market inputs, and considered Level 2 measurements at December 31, 2009.

           Lease liability—In connection with the discontinuation of our non-conforming mortgage, retail mortgage, warehouse lending and commercial operations, a significant amount of office space that was previously occupied is no longer being used by the Company. The Company has subleased a significant amount of this office space. The Company has recorded a liability, included within discontinued operations, representing the present value of the minimum lease payments over the remaining life of the lease, offset by the expected proceeds from sublet revenue related to this office space. This liability is based on present value techniques that incorporate the Company's judgments about estimated sublet revenue and discount rates. Therefore, this liability is considered a Level 3 measurement at December 31, 2009.

           Deferred charge—Deferred charge represents the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH in prior years. The deferred charge is amortized as a component of income tax expense over the estimated life of the mortgages retained in the securitized mortgage collateral. The Company evaluates the deferred charge for impairment quarterly using internal estimates of estimated cash flows and lives of the related mortgages retained in the securitized mortgage collateral. Deferred charge is considered a Level 3 measurement at December 31, 2009.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           Intangible asset—Intangible assets deemed to have an indefinite life are tested annually for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment losses are recognized if carrying amount of an intangible asset exceeds its estimated fair value. Intangible asset is considered a Level 3 measurement at December 31, 2009.

           The following tables present financial and non-financial assets and liabilities measured using nonrecurring fair value measurements at December 31, 2009 and 2008:

	Non-recurring Fair Value Measurements December 31, 2009
				Total Gains (Losses) For the Year Ended December 31, 2009 (6)
	Level 1	Level 2	Level 3
Loans held-for-sale (1)	$-	$-	$2,369	$(4,495)
REO (2)	-	113,693	-	(130,594)
Lease liability (3)	-	-	(3,875)	2,228
Deferred charge (4)	-	-	13,144	(1,998)
Intangible asset (5)	-	-	1,000	-

(1)
Represents $2.4 million of loans held-for-sale within discontinued operations at December 31, 2009.
(2)
Represents $113.7 million in REO within continuing operations at December 31, 2009 which had additional impairment write-downs subsequent to the date of foreclosure. For the year ended December 31, 2009, the $130.6 million loss related to additional impairment write-downs during the period included $127.8 million and $2.8 million within continuing and discontinued operations, respectively.
(3)
Amounts are included in discontinued operations. For the year ended December 31, 2009, the Company recorded $2.2 million in gains resulting from changes in lease liabilities as a result of changes in our expected minimum future lease payments, respectively.
(4)
Amounts are included in continuing operations. For the year ended December 31, 2009, the Company recorded $2.0 million in income tax expense resulting from impairment write-downs based on changes in estimated cash flows and lives of the related mortgages retained in the securitized mortgage collateral.
(5)
Amount is included in other assets in the accompanying consolidated balance sheets.
(6)
Total gains (losses) reflect gains and losses from all non-recurring measurements during the period.

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

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Note C—Securitized Mortgage Collateral

           Securitized mortgage collateral consisted of the following:

	December 31,
	2009	2008
Mortgages secured by residential real estate	$10,565,629	$12,602,220
Mortgages secured by commercial real estate	1,434,259	1,532,086
Fair value adjustment	(6,333,766)	(8,239,882)

Total securitized mortgage collateral	$5,666,122	$5,894,424

           The Company had troubled debt restructurings during 2009 and 2008, which are included in change in fair value of net trust assets.

           Historically, master servicing rights were retained when the sub-servicing of mortgage servicing rights were sold and the corresponding mortgages were retained in CMO or REMIC securitizations. The retained master servicing rights were recorded as a separate retained asset for the unconsolidated securitizations, with impairment losses being recognized when the master servicing rights had an unamortized balance in excess of the estimated fair value. During 2008, the Company recorded $2.1 million in impairment for master servicing rights in unconsolidated securitizations. There were no master servicing rights for unconsolidated securitizations at December 31, 2009 and 2008.

           As of December 31, 2009, the Company master serviced mortgages for others of approximately $2.0 billion that were primarily mortgages collateralizing REMIC securitizations, compared to $2.6 billion at December 31, 2008. Related fiduciary funds are held in trust for investors in non-interest bearing accounts and therefore not included in the Company's consolidated balance sheets. The Company may also be required to advance funds or cause loan servicers to advance funds to cover principal and interest payments not received from borrowers depending on the status of their mortgages.

Note D—Real Estate Owned (REO)

           The Company's REO consisted of the following:

	December 31,
	2009	2008
REO	$176,800	$635,285
Impairment (1)	(34,080)	(35,533)

Ending balance	$142,720	$599,752

REO inside trusts	$142,364	$599,084
REO outside trusts (2)	356	668

Total	$142,720	$599,752

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

Note E—Other Assets

Other Assets

           Other assets consisted of the following:

	December 31,
	2009	2008
Deferred charge (See Note A-15)	$13,144	$15,142
Prepaid expenses	2,588	2,881
Premises and equipment, net	2,541	2,613
Accounts receivable	1,740	903
Investment in capital trusts	257	2,166
Other assets	6,784	7,688

Total other assets	$27,054	$31,393

Premises and equipment, net

           Premises and equipment are stated at cost, less accumulated depreciation or amortization. Depreciation on premises and equipment is recorded using the straight-line method over the estimated useful lives of individual assets, typically three to twenty years. Premises and equipment consisted of the following as of the dates indicated:

	December 31,
	2009	2008
Premises and equipment	$10,216	$9,552
Less: Accumulated depreciation	(7,675)	(6,939)

Total premises and equipment, net	$2,541	$2,613

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Note F—Securitized Mortgage Borrowings

           Selected information on securitized mortgage borrowings for the periods indicated consisted of the following (dollars in millions):

		Securitized mortgage borrowings outstanding as of December 31,		Range of Percentages:
Year of Issuance	Original Issuance Amount	2009	2008	Fixed Interest Rates	Interest Rate Margins over One-Month LIBOR (1)	Interest Rate Margins after Contractual Call Date (2)
2002	$3,876.1	$28.8	$36.9	5.25 - 12.00	0.27 - 2.75	0.54 - 3.68
2003	5,966.1	260.9	316.5	4.34 - 12.75	0.27 - 3.00	0.54 - 4.50
2004	17,710.7	1,874.3	2,249.4	3.58 - 5.56	0.25 - 2.50	0.50 - 3.75
2005	13,387.7	4,275.1	4,956.3	-	0.24 - 2.90	0.48 - 4.35
2006	5,971.4	4,081.2	4,546.3	6.25	0.10 - 2.75	0.20 - 4.13
2007	3,860.5	2,978.4	3,321.6	-	0.06 - 2.00	0.12 - 3.00

Subtotal securitized mortgage borrowings		13,498.7	15,427.0
Fair value adjustment		(7,838.8)	(9,233.0)

Total securitized mortgage borrowings		$5,659.9	$6,194.0

(1)
One-month LIBOR was 0.23 percent as of December 31, 2009.
(2)
Interest rate margins are generally adjusted when the unpaid principal balance is reduced to less than 10-20 percent of the original issuance amount, or if certain other triggers are met.

           As of December 31, 2009, expected principal reductions of the securitized mortgage borrowings, which is based on expected prepayment rates, was as follows (dollars in millions):

	Payments Due by Period
	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Securitized mortgage borrowings	$13,498.7	$1,764.5	$2,770.4	$1,646.5	$7,317.3

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Note G—Segment Reporting

           The Company has three reporting segments, consisting of the long-term mortgage portfolio, mortgage and real estate services and discontinued operations. The following table presents the selected balance sheet data by reporting segment as of the dates indicated:

Balance Sheet Items as of December 31, 2009:	Long-term Portfolio	Mortgage and Real Estate Services	Discontinued Operations	Reclassifications (1)	Consolidated
Cash and cash equivalents	$7,940	$17,738	$172	$(172)	$25,678
Restricted cash	-	1,253	501	(501)	1,253
Short-term investment	5,002	-	-	-	5,002
Securitized mortgage collateral	5,666,122	-	-	-	5,666,122
Loans held-for-sale	-	-	2,371	(2,371)	-
Other assets	162,829	7,548	1,436	3,044	174,857
Total assets	5,841,893	26,539	4,480	-	5,872,912
Total liabilities	5,831,936	6,391	19,152	-	5,857,479
Total stockholders' equity (deficit)	9,957	20,148	(14,672)	-	15,433
Balance Sheet Items as of December 31, 2008:
Cash and cash equivalents	46,215	-	13	(13)	46,215
Restricted cash	1,243	-	19,832	(19,832)	1,243
Securitized mortgage collateral	5,894,424	-	-		5,894,424
Loans held-for-sale	454	-	107,769	(107,769)	454
Other assets	632,128	-	13,439	127,614	773,181
Total assets	6,574,464	-	141,053	-	6,715,517
Total liabilities	6,489,024	-	217,241	-	6,706,265
Total stockholders' equity (deficit)	85,440	-	(76,188)	-	9,252

(1)
Amounts represent reclassifications of balances within the discontinued operations segment to reflect balances within continuing operations as presented in the accompanying consolidated balance sheets.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           The following table presents selected statement of operations information by reporting segment for the years ended December 31, 2009 and 2008:

Statement of Operations Items for the year ended December 31, 2009:	Long-term Portfolio	Mortgage and Real Estate Services	Discontinued Operations	Reclassifications (1)	Consolidated
Net interest income	$9,768	$12	$(351)	$351	$9,780
Non-interest income – net trust assets	13,005	-	-	-	13,005
Change in fair value of long-term debt	765	-	-	-	765
Mortgage and real estate services fees	-	42,613	-	-	42,613
Other non-interest (expense) income	(20)	29	(8,530)	8,530	9
Non-interest expense and income taxes	(27,844)	(29,806)	11,196	(11,196)	(57,650)

(Loss) earnings from continuing operations	$(4,326)	$12,848			8,522

Earnings from discontinued operations, net of tax			$2,315		2,315

Net earnings					$10,837

Statement of Operations Items for the year ended December 31, 2008:
Net interest income	$13,738	$(5)	$2,499	$(2,499)	$13,733
Non-interest income – net trust assets	(27,730)	-	-	-	(27,730)
Change in fair value of long-term debt	24,879	-	-	-	24,879
Other non-interest income (expense)	45,305	(10)	(28,387)	28,387	45,295
Non-interest expense and income taxes	(49,646)	(1,762)	(23,604)	23,604	(51,408)

Earnings (loss) from continuing operations	$6,546	$(1,777)			4,769

Loss from discontinued operations, net of tax			$(49,492)		(49,492)

Net loss					$(44,723)

(1)
Amounts represent reclassifications of activity in the discontinued operations segment into loss from discontinued operations, net of tax as presented in the accompanying consolidated statements of operations.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Note H—Employee Benefit Plans

401(k) Plan

           After meeting certain employment requirements, employees can participate in the Company's 401(k) plan. Under the 401(k) plan, employees may contribute up to 25 percent of their salaries, pursuant to certain restrictions. The Company matches 50 percent of the first 4 percent of employee contributions. Additional contributions may be made at the discretion of the board of directors. During the years ended December 31, 2009 and 2008, the Company recorded approximately $337 thousand and $300 thousand, respectively, for basic and discretionary matching contributions.

Note I—Related Party Transactions

           Historically, mortgage loans have been extended to officers and directors of the Company. All such loans were made at the prevailing market rates and conditions existing at the time. At December 31, 2009, the Company had a mortgage loan with one director at market terms.

           The Company earns mortgage and real estate service fees by providing such services to its long-term mortgage portfolio.

Note J—Commitments and Contingencies (Continuing and Discontinued Operations)

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

           On June 28, 2008 a matter was filed against IFC in the Circuit Court of the Eighteenth Judicial District, Dupage County in Illinois, as case no. 2008L000721, by TR Mid America Plaza Corp., seeking damages for breach of contract (a lease agreement) in excess of $1.1 million plus such amount as determined through the date of judgment and payment of attorneys fees and costs.

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

Securities Litigation

           On August 17, 2007, a purported class action matter was filed in the United States District Court, Central District of California, against IMH and several of its senior officers entitled Sheldon Pittleman v. Impac Mortgage Holdings, Inc., et al. The action alleges against all defendants violations of Section 10(b) and 10b-5 of the Securities Exchange Act of 1934 (the "Exchange Act") and against the individual defendants violations of Section 20(a) of the Exchange Act. Plaintiffs contend that the defendants caused the Company's stock to trade at artificially inflated prices through false and misleading statements and intentional or reckless disregard of basic accounting principles. The complaint seeks compensatory damages for all damages sustained as a result of the defendants' actions, including reasonable costs and expenses and other relief as the court may deem proper. On October 3, 2007, a similar case was filed in the same Court entitled Richard Abrams v. Impac Mortgage Holdings, Inc., et al. This action makes allegations similar to those in the Pittleman action and also seeks similar recovery. These matters were consolidated with lead counsel appointed by the court. A Consolidated Complaint captioned Sheldon Pittleman v. Impac Mortgage Holdings, Inc., et al was filed on January 8, 2008. A motion to dismiss was filed by the defendants on March 10, 2008 and that motion was granted. On October 27, 2008, a Third Amended Complaint was filed, and on December 15, 2008, the defendants filed a motion to dismiss, which the court sustained without leave to amend on March 10, 2009. On April 7, 2009, the plaintiffs filed a Notice of Appeal of the Order Granting the Motion to Dismiss With Prejudice and the Judgment thereon. That appeal is still pending.

           The Company believes that it have meritorious defenses to the above claims and intends to defend these claims vigorously and as such the Company believes the final outcome of such matters will not have a material adverse effect on its financial condition or results of operations. Nevertheless, litigation is uncertain and the Company may not prevail in the lawsuits and can express no opinion as to their ultimate resolution. An adverse judgment in any of these matters could have a material adverse effect on the Company's financial position and results of operations.

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

Lease Commitments

           The Company leases office space under various operating lease agreements. Minimum premises rental commitments under non-cancelable leases are as follows:

Year 2010	$8,223
Year 2011	7,733
Year 2012	7,350
Year 2013	7,266
Year 2014	7,255
Year 2015 and thereafter	13,300

Subtotal	51,127
Sublet income	(21,894)

Total lease commitments	$29,233

           Total rental expense for the years ended December 31, 2009 and 2008 was $1.2 million and $4.9 million, respectively. During 2009 and 2008, approximately $3.7 million and $2.4 million, respectively, were charged to continuing operations, and is included in occupancy expense in the consolidated statements of operations. Included in rent expense for 2009 is a reduction of $2.5 million related to changes in estimated lease liabilities as a result of changes in our expected minimum future lease payments at the discontinued operations, compared to a charge of $2.5 million in 2008.

Repurchase Reserve

           When the Company sells loans through whole loan sales it is required to make normal and customary representations and warranties about the loans to the purchaser. The Company's whole loan sale agreements generally require it to repurchase loans if the Company breaches a representation or warranty given to the loan purchaser. In addition, the Company may be required to repurchase loans as a result of borrower fraud or if a payment default occurs on a mortgage loan shortly after its sale. As of December 31, 2009 and 2008, the Company had a liability for losses on loans sold with representations and warranties totaling $11.0 million and $13.9 million, respectively, included in liabilities from discontinued operations in the accompanying consolidated balance sheets.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Geographic Concentration

           The aggregate unpaid principal balance of loans in the Company's long-term mortgage portfolio secured by properties in California and Florida was $6.4 billion and $1.5 billion, or 51 percent and 12 percent, respectively, at December 31, 2009.

Note K—Derivative Instruments

           As of December 31, 2009, the net derivative liability included in the securitization trusts was $126.5 million, as compared to $273.5 million at December 31, 2008. The derivative values are based on the net cash receipts or payments expected to be received or paid by the bankruptcy remote trusts. The fair value of the derivatives fluctuates with changes in the future expectation of LIBOR, in addition to cash receipts or payments.

           On September 15, 2008, Lehman Brothers Holdings Inc. ("LBHI") filed a petition for protection under Chapter 11 of the U.S. Bankruptcy Code. As of that date, LBHI, through affiliated companies, was an interest rate swap counterparty to several of the Company's CMO and REMIC securitizations. At December 31, 2009, the estimated fair value of derivatives with LBHI, through its affiliated companies was $49.2 million and is included in derivative liabilities in the accompanying consolidated balance sheet. As the related securitization trusts are non-recourse to the Company, the Company is not required to replace or otherwise settle any derivative positions affected by counterparty default within the consolidated trusts.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Note L—Reconciliation of Earnings (Loss) Per Share

           The following table presents the computation of basic and diluted earnings (loss) per common share, including the dilutive effect of stock options and cumulative redeemable preferred stock outstanding for the periods indicated:

	For the year ended December 31,
	2009	2008
Numerator for basic earnings (loss) per share:
Earnings from continuing operations	$8,522	$4,769
Cash dividends on cumulative redeemable preferred stock	(7,443)	(11,165)
Earnings (loss) from discontinued operations	2,315	(49,492)

Earnings (loss) per share available to common stockholders before redemption of preferred stock (1)	$3,394	$(55,888)

Denominator for basic earnings (loss) per share (2):
Basic weighted average common shares outstanding during the year	7,633	7,610

Denominator for diluted earnings (loss) per share (2):
Basic weighted average common shares outstanding during the year	7,633	7,610
Net effect of dilutive stock options	112	-

Diluted weighted average common shares outstanding during the year	7,745	7,610

Earnings (loss) per common share – basic and diluted:
Earnings (loss) from continuing operations	$0.14	$(0.84)
Earnings (loss) from discontinued operations	0.30	(6.50)

Earnings (loss) per share available to common stockholders before redemption of preferred stock (1)	$0.44	$(7.34)

(1)
As discussed in Note M, the difference between the carrying value of the tendered preferred stock ($106.1 million) and the amount paid for the shares ($1.3 million) was recognized as a decrease in retained deficit in 2009 and is reflected in the consolidated statements of changes in stockholders' equity (deficit) as a reclassification from additional paid in capital. Including the redemption, total basic and diluted earnings per share from continuing operations available to common stockholders were $14.18 and $13.97, respectively.

(2)
Share amounts presented in thousands.

           The anti-dilutive stock options outstanding for the years ending December 31, 2009 and 2008 were 468 thousand and 1.1 million shares, respectively.

Note M—Redeemable Preferred Stock

           In June 2009, the Company completed the Offer to Purchase and Consent Solicitation (the "Offer to Purchase") of all of its 9.375% Series B Cumulative Redeemable Preferred Stock and 9.125%

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Series C Cumulative Redeemable Preferred Stock (which are sometimes collectively hereinafter referred to as the Preferred Stock). The Series B Preferred Stock had a liquidation preference of $50 million and the Series C Preferred Stock had a liquidation preference of $111.8 million, for a total of $161.8 million. Upon expiration of the Offer to Purchase, holders of approximately 68% of the Preferred Stock tendered an aggregate of 4,378,880 shares. Holders of the Company's Series B Preferred Stock tendered 1,323,844 shares at $0.29297 per share for a total of $388 thousand. Holders of the Company's Series C Preferred Stock tendered 3,055,036 shares at $0.28516 per share for a total of $871 thousand. The aggregate purchase price for the Preferred Stock was $1.3 million. In addition, in connection with completing the offer to purchase the Company paid $7.4 million accumulated but unpaid dividends on its Preferred Stock. With the total cash payment of $8.7 million, the Company eliminated $109.5 million of liquidation preference on its Preferred Stock. After the completion of the Offer to Purchase, the Company has outstanding $52.3 million liquidation preference of Series B and Series C Preferred Stock. As this transaction is considered a redemption for accounting purposes, in accordance with FASB ASC 505-10 and 260-10-S99, the difference between the carrying value of the tendered preferred stock ($106.1 million) and the amount paid for the shares ($1.3 million) was recognized as a decrease in retained deficit in 2009 and is reflected in the consolidated statements of changes in stockholders' equity (deficit) as a reclassification from additional paid in capital. Including the redemption, total basic and diluted earnings per share from continuing operations available to common stockholders were $14.18 and $13.97, respectively.

           With completion of the Offer to Purchase and modification to the terms of the Series B Preferred Stock and Series C Preferred Stock, the Company eliminated its $14.9 million annual preferred dividend obligation.

           As a condition to completing the Offer to Purchase, the common stockholders and preferred stockholders approved and consented to modify the terms of both the Series B Cumulative Preferred Stock and Series C Cumulative Preferred Stock to (i) make Preferred Stock dividends, if any, non-cumulative, (ii) eliminate the provisions prohibiting the payment of dividends on junior stock and prohibiting the purchase or redemption of junior or parity stock if full cumulative dividends for all past dividend periods are not paid or declared and set apart for payment, (iii) eliminate any premiums payable upon the liquidation, dissolution or winding up of the Company, (iv) eliminate the provision prohibiting the Company from electing to redeem Preferred Stock prior to the fifth year anniversary of the issuance of such preferred stock, (v) eliminate the provision prohibiting the Company from redeeming less than all of the outstanding Preferred Stock if full cumulative dividends for all past dividend periods have not been paid or declared and set apart for payment, (vi) eliminate the right of holders of Preferred Stock to elect two directors if dividends are in arrears for six quarterly periods and (vii) eliminate the right of holders of Preferred Stock to consent to or approve the authorization or issuance of preferred stock senior to the Preferred Stock. The holders of each series of Preferred Stock retain the right to a $25.00/share liquidation preference in the event of a liquidation of the Company and the right to receive dividends on the Preferred Stock if any such dividends are declared.

Note N—Long-term Debt

Trust Preferred Securities

           During 2005, the Company formed four wholly-owned trust subsidiaries (Trusts) for the purpose of issuing an aggregate of $99.2 million of trust preferred securities (the Trust Preferred Securities). All proceeds from the sale of the Trust Preferred Securities and the common securities issued by the Trusts

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

were originally invested in $96.3 million of junior subordinated debentures (subordinated debentures), which became the sole assets of the Trusts. The Trusts pay dividends on the Trust Preferred Securities at the same rate as paid by the Company on the debentures held by the Trusts.

           The following table shows the remaining balance of Trust Preferred Securities issued as of December 31, 2009 and 2008:

	December 31,
	2009	2008
Trust preferred securities (1)	$8,500	$88,250
Common securities	263	2,994
Fair value adjustment	(6,501)	(75,841)

Total	$2,262	$15,403

(1)
Stated maturity of July 30, 2035. Redeemable at par at any time after July 30, 2010. Requires quarterly distributions initially at a fixed rate of 8.55 percent per annum through July 30, 2010 and thereafter at a variable rate of three-month LIBOR plus 3.75 percent per annum.

           If an event of default occurs (such as a payment default that is outstanding for 30 days, a default in performance, a breach of any covenant or representation, bankruptcy or insolvency of the Company or liquidation or dissolution of the Trust), either the trustee of the Notes or the holders of at least 25 percent of the aggregate principal amount of the outstanding Notes may declare the principal amount of, and all accrued interest on, all the Notes to be due and payable immediately, or if the holders of the Notes fail to make such declaration, the holders of at least 25 percent in aggregate liquidation amount of the Trust Preferred Securities outstanding shall have a right to make such declaration.

           In December 2008, the Company fully satisfied $8.0 million in outstanding Trust Preferred Securities of Impac Capital Trust #4 for $1.2 million.

           In January 2009, the Company fully satisfied $25.0 million in outstanding Trust Preferred Securities of Impac Capital Trust #2 for $3.75 million.

           In June 2009, the Company purchased and canceled $1.0 million in outstanding Trust Preferred Securities of Impac Capital Trust #4 for $150 thousand.

           In August 2009, the Company purchased and canceled $2.5 million in outstanding Trust Preferred Securities of Impac Capital Trust #4 for $375 thousand, resulting in $8.5 million in outstanding Trust Preferred Securities. In July 2009, the Company became current and is no longer deferring interest on its remaining trust preferred securities. The Company no longer has the right to defer interest payments on its remaining Trust Preferred Securities.

Junior Subordinated Notes

           In May 2009, the Company exchanged an aggregate of $51.3 million in Trust Preferred Securities of Impac Capital Trusts #1 and #3 for junior subordinated notes with an increased aggregate principal balance of $62.0 million and a maturity date in March 2034. Under the terms of the exchange, in consideration for the increase in principal, the interest rate for each note was reduced from the original

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

8.01 percent to 2.00 percent through 2013 with increases of 1.00 percent per year through 2017. Starting in 2018, the interest rates become variable at 3-month LIBOR plus 375 basis points. In connection with the exchange, the Company paid a fee of $0.5 million.

           The following table shows the remaining balance of junior subordinated notes issued as of December 31, 2009 and 2008:

	December 31,
	2009	2008
Junior subordinated notes	$62,000	-
Fair value adjustment	(54,489)	-

Total	$7,511	-

Note O—Note Payable

           In October 2009, the Company entered into a settlement agreement (the Settlement Agreement) with its remaining reverse repurchase facility lender to settle the restructured financing. The Settlement Agreement retires the current facility and removed any further exposure associated with the line or the loans that secured the line. Pursuant to the terms of the Settlement Agreement, the Company settled the $140.0 million balance of the reverse repurchase line by (i) transferring the loans securing the line to the lender at their approximate carrying values, (ii) making in a cash payment of $20.0 million and (iii) entering into a credit agreement with the lender (the Credit Agreement) for a $33.9 million term loan. The borrowing under the Credit Agreement, which is to be paid over 18 months, bears interest at a rate of one-month LIBOR plus 350 basis points and requires a monthly principal and interest payment of $1.5 million. A $10.0 million principal payment is due by April 2010 as part of the Credit Agreement. At December 31, 2009, the balance of the note payable was $31.1 million.

           The borrowing under the Credit Agreement may be prepaid by the Company at any time. Upon any sale of assets, excluding mortgage assets, issuance of debt, excluding warehouse borrowings, or equity by the Company, then all of the proceeds therefrom are required to be applied to the borrowing under the Credit Agreement, or in the case of an equity issuance, applied to the $10.0 million principal payment due by April 2010.

           In addition to the restrictions above, the Credit Agreement requires the Company to maintain certain business and financial covenants until the borrowing is paid in full. These covenants place several restrictions on the Company and its operations, including limiting its ability to pay dividends, issue equity interests, make investments over certain amounts without prior consent or enter into any transaction to merge or consolidate. The covenants also require the Company to maintain cash and cash equivalents of $10.0 million (based on certain calculations) and stockholders' equity greater than zero (based on certain calculations). At December 31, 2009, the Company was in compliance with these covenants.

Note P—Income Taxes

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

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           Income taxes for the year ended December 31, 2009 were as follows:

For the year ended December 31, 2009
Current income taxes:
Federal	$1,997
State	20

Total current income taxes	2,017

Deferred income taxes:
Federal	-
State	-

Total deferred income taxes	-

Total income tax expense	$2,017

           Deferred tax assets are comprised of the following temporary differences between the financial statement carrying value and the tax basis of assets:

December 31, 2009
Deferred tax assets:
REMIC securitizations	$376,348
Federal and state net operating losses	236,151
Derivative liabilities	53,952
Fair value of financial instruments	44,893
REO – net realizable value	14,331
Depreciation and amortization	2,090
Other	575

Total gross deferred tax assets	728,340
Deferred tax liabilities:
Non-accrual loans	(185)
Valuation allowance	(728,155)

Total net deferred tax asset	$-

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           The following is a reconciliation of income taxes to the expected statutory federal corporate income tax rates for the years ended December 31, 2009:

For the year ended December 31, 2009
Expected income tax	$3,793
State tax, net of federal benefit	764
Change in valuation allowance	(5,887)
Deferred charge	2,017
Other permanent items	1,330

Total income tax expense	$2,017

           As of December 31, 2009, the Company had estimated federal and California net operating loss carryforwards in the amount of $838.0 million and $819.5 million, respectively, of which $276.4 million (federal) relate to discontinued operations. Federal and state net operating loss carryforwards begin to expire in 2020 and 2013, respectively.

           The Company has recorded a full valuation allowance against its deferred tax assets as management believes that as of December 31, 2009 it is more likely than not that the deferred tax assets will not be recoverable.

           As of December 31, 2009 and 2008, the Company had a tax receivable balance of zero and $6.1 million, respectively. During the year ended December 31, 2009, the Company received $15.8 million in tax refunds, including interest, from the utilization of net operating losses (NOL). A Federal refund in the amount of $8.9 million was a result of an election to carryback a NOL five years pursuant to 2009 Federal legislation, The Worker, Homeownership, and Business Assistance Act of 2009 and is included in the earnings from discontinued operations. At December 31, 2009 discontinued operations had gross deferred tax assets of $115.7 million which had a full valuation allowance.

           The Company was examined by the State of California Franchise Tax Broad through tax year 2003 and by the Internal Revenue Service (specifically Impac Funding Corporation and subsidiaries) through 2006, with no significant resulting changes. The Company files numerous tax returns in various jurisdictions. While the Company is subject to examination by various taxing authorities, we believe there are no unresolved issues or claims likely to be material to our financial position. As of December 31, 2009 the Company has no material uncertain tax positions.

Note Q—Discontinued Operations

           During 2007, the Company announced plans to exit substantially all of its non-conforming mortgage, commercial, retail, and warehouse lending operations. Consequently, the amounts related to these operations are presented as discontinued operations in the Company's consolidated statements of operations and comprehensive loss and its consolidated statements of cash flows, and the asset groups to be exited are reported as assets and liabilities of discontinued operations in its consolidated balance sheets for the periods presented.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           The following table presents the discontinued operations' condensed balance sheets as of December 31, 2009 and 2008:

	Discontinued Operations December 31,
	2009	2008
Cash and cash equivalents	$172	$13
Restricted cash	501	19,832
Loans held-for-sale	2,371	107,769
Other assets	1,436	13,439
Total assets	4,480	141,053
Total liabilities	19,152	217,241
Total stockholders' deficit	$(14,672)	$(76,188)

           The following table presents discontinued operations' condensed statement of operations for the years ended December 31, 2009 and 2008.

	Discontinued Operations for the year ended December 31,
	2009	2008
Net interest income	$(351)	$2,499
Other non-interest (expense) income	(8,530)	(28,387)
Non-interest expense	2,331	(23,604)

Net earnings before income tax benefit	(6,550)	(49,492)
Income tax benefit	8,865	-

Net earnings (loss)	$2,315	$(49,492)