Form 10-Q
period 2010-03-31
IMPAC MORTGAGE HOLDINGS INC
filed 2010-05-17
CIK 1000298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐  No ☒

There were 7,728,146 shares of common stock outstanding as of May 17, 2010.

IMPAC MORTGAGE HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1.      CONSOLIDATED FINANCIAL STATEMENTS

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Cash and cash equivalents	$23,023	$25,678
Restricted cash	1,253	1,253
Short-term investments	—	5,002
Trust assets
Investment securities available-for-sale	670	813
Securitized mortgage collateral	6,366,855	5,666,122
Derivative assets	50	146
Real estate owned	128,411	142,364
Total trust assets	6,495,986	5,809,445

Assets of discontinued operations	4,743	4,480
Other assets	29,418	27,054
Total assets	$6,554,423	$5,872,912

LIABILITIES
Trust liabilities
Securitized mortgage borrowings	$6,351,890	$5,659,865
Derivative liabilities	117,926	126,603
Total trust liabilities	6,469,816	5,786,468

Long-term debt	10,732	9,773
Note payable	26,836	31,060
Liabilities of discontinued operations	17,938	19,152
Other liabilities	7,401	11,026
Total liabilities	6,532,723	5,857,479

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Series A junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none issued and outstanding	—	—
Series B 9.375% redeemable preferred stock, $0.01 par value; liquidation value $16,639; 2,000,000 shares authorized, 665,592 noncumulative shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	7	7
Series C 9.125% redeemable preferred stock, $0.01 par value; liquidation value $35,127; 5,500,000 shares authorized; 1,405,086 noncumulative shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	14	14
Common stock, $0.01 par value; 200,000,000 shares authorized; 7,698,146 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	77	77
Additional paid-in capital	1,076,056	1,075,707
Net accumulated deficit:
Cumulative dividends declared	(822,520)	(822,520)
Retained deficit	(231,934)	(237,852)
Net accumulated deficit	(1,054,454)	(1,060,372)
Total stockholders’ equity	21,700	15,433
Total liabilities and stockholders’ equity	$6,554,423	$5,872,912

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2010	2009

INTEREST INCOME	$279,876	$712,649
INTEREST EXPENSE	279,106	709,007
Net interest income	770	3,642

NON-INTEREST INCOME:
Change in fair value of net trust assets, excluding REO	7,372	132,930
Losses from real estate owned	(1,108)	(128,201)
Non-interest income - net trust assets	6,264	4,729

Change in fair value of long-term debt	(291)	12
Mortgage and real estate services fees	11,325	5,520
Other	8	(12)
Total non-interest income	17,306	10,249

NON-INTEREST EXPENSE:
General and administrative	4,778	4,339
Personnel expense	9,681	6,278
Total non-interest expense	14,459	10,617
Earnings from continuing operations before income taxes	3,617	3,274
Income tax expense from continuing operations	85	1,998
Earnings from continuing operations	3,532	1,276
Earnings (loss) from discontinued operations, net of tax	2,386	(2,395)
Earnings (loss) available to common stockholders before cummulative redeemable non-declared preferred stock dividend (Note 4)	$5,918	$(1,119)

Earnings (loss) per common share - basic:
Earnings from continuing operations	$0.46	$0.17
Earnings (loss) from discontinued operations	0.31	(0.32)
Earnings (loss) per share available to common stockholders before cummulative redeemable non-declared preferred stock dividend (Note 4)	$0.77	$(0.15)

Earnings (loss) per common share - diluted:
Earnings from continuing operations	$0.42	$0.17
Earnings (loss) from discontinued operations	0.29	(0.32)
Earnings (loss) per share available to common stockholders before cummulative redeemable non-declared preferred stock dividend (Note 4)	$0.71	$(0.15)

See accompanying notes to consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Earnings from continuing operations	$3,532	$1,276

Losses from real estate owned	1,108	128,201
Amortization and impairment of deferred charge, net	—	1,998
Change in fair value of net trust assets, excluding REO	(43,300)	(190,793)
Change in fair value of long-term debt	291	(12)
Accretion of interest income and expense	125,906	197,003
Stock-based compensation	350	779
Net change in other assets and liabilities	(11,361)	(12,716)
Net cash provided by (used in) operating activities of discontinued operations	1,182	(2,773)
Net cash provided by operating activities	77,708	122,963

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in securitized mortgage collateral	185,917	197,532
Net change in mortgages held-for-investment	6	390
Purchase of premises and equipment	(436)	(194)
Maturity (purchase) of short-term investments	5,000	(5,041)
Net principal change on investment securities available-for-sale	70	1,746
Proceeds from the sale of real estate owned	63,563	161,332
Net cash provided by investing activities of discontinued operations	864	2,657
Net cash provided by investing activities	254,984	358,422

CASH FLOWS FROM FINANCING ACTIVITIES:
Settlement of trust preferred securities	—	(3,750)
Principal payments on notes payable	(4,224)	—
Repayment of securitized mortgage borrowings	(329,986)	(479,081)
Net cash used in financing activities of discontinued operations	—	(6,209)
Net cash used in financing activities	(334,210)	(489,040)

Net change in cash and cash equivalents	(1,518)	(7,655)
Cash and cash equivalents at beginning of period	25,850	46,228
Cash and cash equivalents at end of period - Continuing Operations	23,023	38,313
Cash and cash equivalents at end of period - Discontinued Operations	1,309	260
Total cash and cash equivalents at end of period	$24,332	$38,573

NON-CASH TRANSACTIONS (Continuing and Discontinued Operations):
Transfer of loans held-for-sale and held-for-investment to real estate owned	$—	$3,821
Transfer of securitized mortgage collateral to real estate owned	41,894	118,851
Net effect of consolidation of net trust assets from adoption of accounting principle	119,631	—
Net effect of consolidation of net trust liabilities from adoption of accounting principle	(119,631)	—

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data or as otherwise indicated)

Note 1.—Summary of Business, Significant Accounting Policies and Legal Proceedings

Business Summary

Impac Mortgage Holdings, Inc. (the Company or IMH) is a Maryland corporation incorporated in August 1995 and has the following subsidiaries: Integrated Real Estate Service Corporation (IRES), IMH Assets Corp. (IMH Assets), Impac Warehouse Lending Group, Inc. (IWLG) and Impac Funding Corporation (IFC).

The Company’s continuing operations include the long-term mortgage portfolio (residual interests in securitizations reflected as net trust assets and liabilities in the consolidated balance sheets) and the mortgage and real estate fee-based business activities conducted by IRES. The discontinued operations include the former non-conforming mortgage and retail operations conducted by IFC and subsidiaries, and warehouse lending operations conducted by IWLG.

The information contained throughout this document is presented on a continuing operations basis, unless otherwise stated.

Financial Statement Presentation

The accompanying unaudited consolidated financial statements of IMH and its subsidiaries (as defined above) have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These interim period condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the United States Securities and Exchange Commission (SEC).

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

Recently Adopted Accounting Pronouncements

In February 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-9 “Amendments to Certain Recognition and Disclosure Requirements” (ASU 2010-9). The ASU amends FASB Accounting Standards Codification Topic 855 “Subsequent Events” to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent events procedures. ASU 2010-9 requires (a) SEC filers and (b) conduit debt obligors for conduit debt securities that are traded in a public market to evaluate subsequent events through the date the financial statements are issued. All other entities are required to evaluate subsequent events through the date the financial statements are available to be issued. ASU 2010-9 exempts SEC filers from disclosing the date through which subsequent events have been evaluated. For the Company, ASU 2010-9 is effective immediately for financial statements that are to be issued or revised. The adoption of ASU 2010-9 did not have an impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-6 “Improving Disclosures About Fair Value Measurements” (ASU 2010-6). The ASU amends Codification Topic 820 “Fair Value Measurements and Disclosures” to add new disclosure requirements for transfers into and out of Levels 1 and 2 fair value measurements, as well as separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 fair value measurements. ASU 2010-6 also clarifies existing fair value disclosures regarding the level of disaggregation and inputs and valuation techniques used to measure fair value. ASU 2010-6 is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. ASU 2010-6 only adds new disclosures requirements and as a result, its adoption did not have an impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—An Amendment of FASB Statement 140” which eliminates the concept of QSPEs and provides additional criteria transferors must use to evaluate transfers of financial assets. This standard modifies certain guidance contained in FASB ASC 860 “Transfers and Servicing” and is adopted into the Codification through the issuance of ASU 2009-16 “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.” In order to determine whether a transfer is accounted for as a sale, the transferor must assess whether it and all of its consolidated entities have surrendered control of the financial assets. The standard also requires financial assets and liabilities retained from a transfer accounted for as a sale to be initially recognized at fair value. The Company adopted this standard effective January 1, 2010 with no impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which amends several key consolidation provisions related to VIEs. This standard amends guidance contained in FASB ASC 810 “Consolidation” and is adopted into the Codification through the issuance of ASU 2009-17 “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” Former QSPEs will be evaluated for consolidation based on the provisions of FASB ASC 810-10-25, which changes the approach to determining a VIE’s primary beneficiary and requires companies to more frequently reassess whether they must consolidate or deconsolidate VIEs. The accounting standard requires a qualitative, rather than quantitative, analysis to determine the primary beneficiary of a VIE for consolidation purposes. The primary beneficiary of a VIE is the enterprise that has (a) the power to direct the VIE activities that most significantly affect the VIE’s economic performance, and (b) the right to receive benefits of the VIE that could potentially be significant to the VIE or the obligation to absorb losses of the VIE that could potentially be significant to the VIE. This standard is effective for fiscal years and interim periods beginning after November 15, 2009 and applies to all current QSPEs and VIEs, and all VIEs created after the effective date. In accordance with this standard, the Company may consolidate QSPEs and VIEs at carrying value or elect the fair value option. The Company intends to elect the fair value option, in which all of the financial assets and liabilities of certain designated QSPEs and VIEs would be recorded at fair value upon the adoption of this standard and continue to be recorded at fair value thereafter with changes in fair value reported in earnings.

In connection with the adoption of this standard on January 1, 2010, the Company consolidated $253.7 million of trust assets and trust liabilities at fair value.  Additionally, the Company deconsolidated $134.1 million of trust assets and liabilities at fair value. The following is a summary of the  impact of adopting the new consolidation provisions of FASB ASC 810.

	(prior to adoption)			(after adoption)
	December 31,	Variable Interest Entities		January 1,
	2009	Consolidated	Deconsolidated	2010
Investment securities available-for-sale	$813	$(298)	$—	$515
Securitized mortgage collateral	5,666,122	249,523	(132,615)	5,783,030
REO	142,364	4,499	(1,478)	145,385
Securitized mortgage borrowings	(5,649,865)	(244,683)	134,065	(5,760,483)
Derivative liabilities, net	(126,457)	(9,041)	28	(135,470)
Net trust assets	$32,977	—	—	$32,977

There was no overall impact on stockholders’ equity as a result of the consolidation and deconsolidation of these trust assets and liabilities on January 1, 2010.

Income Taxes and Deferred Charge

Effective January 1, 2009, the Company revoked its election to be taxed as a REIT. As a result of revoking this election, the Company is subject to income taxes as a regular (Subchapter C) corporation.

The Company recorded income tax expense of $85 thousand and $2.0 million for the three months ended March 31, 2010 and 2009, respectively. The income tax expense for 2009 is primarily the result of the amount of the deferred charge amortized and/or impaired resulting from credit losses, which does not result in any tax liability required to be paid, as well as minor state income tax liabilities. The deferred charge represents the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH in prior years. The deferred charge is included in other assets in the accompanying consolidated balance sheets and is amortized as a component of income tax expense in the accompanying consolidated statement of operations over the estimated life of the mortgages retained in the securitized mortgage collateral.

As of December 31, 2009, the Company had estimated federal and California net operating loss carryforwards in the amount of $838.0 million and $819.5 million, respectively, of which $276.4 million (federal) relate to discontinued operations.  Federal and state net operating loss (NOL) carryforwards begin to expire in 2020 and 2013, respectively.  The Company recorded a full valuation allowance against the deferred tax assets as it believes that as of March 31, 2010 it is more likely than not that the deferred tax assets will not be recoverable.

During the fourth quarter of  2009, the Company received a federal income tax refund in the amount of $8.9 million as a result of an election to carryback a NOL five years pursuant to 2009 federal legislation, The Worker, Homeownership, and Business Assistance Act of 2009.   The Company files income tax returns in the U.S. federal and various state jurisdictions.  The Company is subject to routine income tax audits in the various jurisdictions.  A subsidiary of the Company is currently under examination by the Internal Revenue Service for tax year 2008.  Management believes that there are no unresolved issues or claims likely to be material to our financial position.  As of March 31, 2010, the Company has no material uncertain tax positions.

Legal Proceedings

The Company is party to litigation and claims which arise in the ordinary course of business.

On November 9, 2007, and separately on August 25, 2008, two matters were filed against IFC in Orange County in the Superior Court of California, as case nos. 07CC11612 and 00110553, respectively, by Citimortgage, Inc., alleging claims for breach of contract and damages based upon representations and warranties made in conjunction with whole loan sales. These actions seek combined damages in excess of $7.5 million.  In April 2010, these matters were settled for a confidential amount that was included in the Company’s repurchase reserve at March 31, 2010.

On June 28, 2008, a matter was filed against IFC in the Circuit Court of the Eighteenth Judicial District, Dupage County in Illinois, as case no. 2008L000721, by TR Mid America Plaza Corp., seeking damages for breach of contract (a lease agreement) in excess of $1.1 million plus such amount as determined through the date of judgment and payment of attorneys fees and costs.  This matter has been completed through a trial on March 26, 2010 and the Company is responsible for an immaterial amount.

On October 2, 2001, a complaint captioned Deborah Searcy, Shirley Walker, et al. v. Impac Funding Corporation, Impac Mortgage Holdings, Inc. et. al. was filed in the Wayne County Circuit Court, State of Michigan, as a purported class action lawsuit alleging that the defendants violated Michigan’s Secondary Mortgage Loan Act, Credit Reform Act and Consumer Protection Act.  We have recently been advised that the matter was dismissed on July 12, 2006.

Please refer to IMH’s report on Form 10-K for the year ended December 31, 2009 for a description of other litigation and claims.

Note 2.—Fair Value of Financial Instruments

The use of fair value to measure the Company’s financial instruments is fundamental to its consolidated financial statements and is a critical accounting estimate because a substantial portion of its assets and liabilities are recorded at estimated fair value.

For securitized mortgage collateral and securitized mortgage borrowings, the underlying Alt-A residential and commercial loans and mortgage-backed securities market have experienced significant declines in market activity, along with a lack of orderly transactions. The Company’s methodology to estimate fair value of these assets and liabilities include the use of internal pricing techniques such as the net present value of future expected cash flows (with observable market participant assumptions, where available) discounted at a rate of return based on the Company’s estimates of market participant requirements. The significant assumptions utilized in these internal pricing techniques, which are based on the characteristics of the underlying collateral, include estimated credit losses, estimated prepayment speeds and appropriate discount rates.

The following table presents the estimated fair value of financial instruments included in the consolidated financial statements as of the dates indicated:

	March 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$23,023	$23,023	$25,678	$25,678
Restricted cash	1,253	1,253	1,253	1,253
Short-term investments	—	—	5,002	5,002
Investment securities available-for-sale	670	670	813	813
Securitized mortgage collateral	6,366,855	6,366,855	5,666,122	5,666,122
Derivative assets	50	50	146	146

Liabilities
Securitized mortgage borrowings	6,351,890	6,351,890	5,659,865	5,659,865
Derivative liabilities	117,926	117,926	126,603	126,603
Long-term debt	10,732	10,732	9,773	9,773
Note payable	26,836	24,938	31,060	27,789

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

The carrying amount of cash and cash equivalents and restricted cash approximates fair value. The fair value of short-term investments was determined using quoted prices in active markets.

Refer to Recurring Fair Value Measurements below for a description of the valuation methods used to determine the fair value of investment securities available for sale, securitized mortgage collateral and borrowings, derivative assets and liabilities and long-term debt.

Note payable is recorded at amortized cost. Fair value of note payable is determined using a discounted cash flow model which factors in expected changes in interest rates and the Company’s own credit risk.

Fair Value Hierarchy

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

As a result of the lack of observable market data resulting from inactive markets, the Company has classified its investment securities available-for-sale, securitized mortgage collateral and borrowings, net derivative liabilities and long-term debt as Level 3 fair value measurements at March 31, 2010 and December 31, 2009. Level 3 assets and liabilities were 100% of total assets and total liabilities measured at estimated fair value at March 31, 2010 and December 31, 2009.

Recurring Fair Value Measurements

We assess our financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by ASC Topic 810. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the beginning of the reporting period. There were no material transfers between our Level 1 and Level 2 classified instruments during the three months ended March 31, 2010.  The adoption of ASU 2009-17 resulted in the Company consolidating and deconsolidating certain trust assets and liabilities relating to $119.6 million in net trust assets at fair value as of January 1, 2010.   The details of the effect of the adoption of this standard  are illustrated in Note 1.—Summary of Business, Significant Accounting Policies and Legal Proceedings.

The following tables present the Company’s assets and liabilities that are measured at estimated fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option at March 31, 2010 and December 31, 2009, based on the fair value hierarchy:

	Recurring Fair Value Measurements
	March 31, 2010			December 31, 2009
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investment securities available-for-sale	$—	$—	$670	$—	$—	$813
Securitized mortgage collateral	—	—	6,366,855	—	—	5,666,122
Total assets at fair value	$—	$—	$6,367,525	$—	$—	$5,666,935

Liabilities
Securitized mortgage borrowings	$—	$—	$6,351,890	$—	$—	$5,659,865
Derivative liabilities, net (1)	—	—	117,876	—	—	126,457
Long-term debt	—	—	10,732	—	—	9,773
Total liabilities at fair value	$—	$—	$6,480,498	$—	$—	$5,796,095

(1)          At March 31, 2010, derivative liabilities, net included $50 thousand in derivative assets and $117.9 million in derivative liabilities, included within trust assets and trust liabilities, respectively. At December 31, 2009, derivative liabilities, net included $146 thousand in derivative assets and $126.6 million in derivative liabilities, included within trust assets and trust liabilities, respectively.

The following tables present a reconciliation for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2010 and 2009:

	Level 3 Recurring Fair Value Measurements For the three months ended March 31, 2010
	Investment securities available- for-sale	Securitized mortgage collateral	Securitized mortgage borrowings	Derivative liabilities, net	Long-term debt
Fair value, December 31, 2009	$813	$5,666,122	$(5,659,865)	$(126,457)	$(9,773)
Total gains (losses) included in earnings:
Interest income (1)	47	130,229	—	—	—
Interest expense (1)	—	—	(255,513)	—	(668)
Change in fair value of net trust assets, excluding REO	178	681,408	(656,199)	(18,015)	—
Change in fair value of long-term debt	—	—	—	—	(291)
Total gains (losses) included in earnings	225	811,637	(911,712)	(18,015)	(959)
Adoption of ASU 2009-17 (2)	(298)	116,907	(110,618)	(9,013)	—
Transfers in and/or out of Level 3	—	—	—	—	—
Purchases, issuances and settlements	(70)	(227,811)	330,305	35,609	—
Fair value, March 31, 2010	$670	$6,366,855	$(6,351,890)	$(117,876)	$(10,732)

Unrealized gains (losses) still held (3)	$368	$(5,491,407)	$7,093,620	$(119,405)	$60,031

(1)          Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. The total net interest income, including cash received and paid, was $770 thousand for the three months ended March 31, 2010, as reflected in the accompanying consolidated statement of operations.

(2)          Amounts represent the consolidation and deconsolidation of trust assets and liabilities as a result of the adoption of ASU 2009-17 on January 1, 2010.

(3)          Represents the amount of unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held at March 31, 2010.

	Level 3 Recurring Fair Value Measurements For the three months ended March 31, 2009
	Investment securities available- for-sale	Securitized mortgage collateral	Securitized mortgage borrowings	Derivative liabilities, net	Long-term debt
Fair value, December 31, 2008	$2,068	$5,894,424	$(6,193,984)	$(273,547)	$(15,403)
Total gains (losses) included in earnings:
Interest income (1)	95	476,709	—	—	—
Interest expense (1)	—	—	(673,807)	—	—
Change in fair value of net trust assets, excluding REO	905	(549,021)	697,203	(16,157)	—
Change in fair value of long-term debt	—	—	—	—	12
Total gains (losses) included in earnings	1,000	(72,312)	23,396	(16,157)	12
Transfers in and/or out of Level 3	—	—	—	—	—
Purchases, issuances and settlements	(1,746)	(316,383)	479,560	57,384	4,301
Fair value, March 31, 2009	$1,322	$5,505,729	$(5,691,028)	$(232,320)	$(11,090)

Unrealized (losses) gains still held (2)	$(897)	$(8,100,780)	$9,256,884	$(235,173)	$54,380

(1)   Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. The total net interest income, including cash received and paid, was $3.6 million for the three months ended March 31, 2009, as reflected in the accompanying consolidated statement of operations.

(2)   Represents the amount of unrealized (losses) gains relating to assets and liabilities classified as Level 3 that are still held at March 31, 2009.

The following tables present the changes in recurring fair value measurements included in net earnings (loss) for the three months ended March 31, 2010 and 2009:

	Recurring Fair Value Measurements Changes in Fair Value Included in Net Earnings For the three months ended March 31, 2010
			Change in Fair Value of
	Interest Income (1)	Interest Expense (1)	Net Trust Assets		Long-term Debt	Total
Investment securities available-for-sale	$47	$—	$178		$—	$225
Securitized mortgage collateral	130,229	—	681,408		—	811,637
Securitized mortgage borrowings	—	(255,513)	(656,199)		—	(911,713)
Derivative instruments, net	—	—	(18,015	)(2)	—	(18,015)
Long-term debt	—	(668)	—		(291)	(959)
Total	$130,276	$(256,181)	$7,372		$(291)	$(118,825)

(1)   Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. The total net interest income, including cash received and paid, was $770 thousand for the three months ended March 31, 2010, as reflected in the accompanying consolidated statement of operations.

(2)   Included in this amount is $17.9 million in changes in the fair value of derivative instruments, offset by $35.9 million in cash payments from the securitization trusts for the three months ended March 31, 2010.

	Recurring Fair Value Measurements Changes in Fair Value Included in Net Loss For the three months ended March 31, 2009
			Change in Fair Value of
	Interest Income (1)	Interest Expense (1)	Net Trust Assets		Long-term Debt	Total
Investment securities available-for-sale	$95	$—	$905		$—	$1,000
Securitized mortgage collateral	476,709	—	(549,021)		—	(72,312)
Securitized mortgage borrowings	—	(673,807)	697,203		—	23,396
Derivative instruments, net	—	—	(16,157	)(2)	—	(16,157)
Long-term debt	—	—	—		12	12
Total	$476,804	$(673,807)	$132,930		$12	$(64,061)

(1)   Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. The total net interest income, including cash received and paid, was $3.6 million for the three months ended March 31, 2009, as reflected in the accompanying consolidated statement of operations.

(2)   Included in this amount is $41.7 million in changes in the fair value of derivative instruments, offset by $57.9 million in cash payments from the securitization trusts for the three months ended March 31, 2009.

The following is a description of the measurement techniques for items recorded at estimated fair value on a recurring basis.

Investment securities available-for-sale—The Company elected to carry all of its investment securities available-for-sale at fair value. The investment securities consist primarily of non-investment grade mortgage-backed securities. The fair value of the investment securities is measured based upon the Company’s expectation of inputs that other market participants would use. Such assumptions include judgments about the underlying collateral, prepayment speeds, future credit losses, forward interest rates and certain other factors.  Given the market disruption and lack of observable market data as of March 31, 2010 and December 31, 2009, the estimated fair value of the investment securities available-for-sale was measured using significant internal expectations of market participants’ assumptions.

Securitized mortgage collateral—The Company elected to carry all of its securitized mortgage collateral at fair value. These assets consist primarily of non-conforming mortgage loans securitized between 2002 and 2007.  Fair value measurements are based on the Company’s internal models used to compute the net present value of future expected cash flows, with observable market participant assumptions, where available. The Company’s assumptions include its expectations of inputs that other market participants would use in pricing these assets. These assumptions include judgments about the underlying collateral, prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors.  As of March 31, 2010, securitized mortgage collateral had an unpaid principal balance of $11.9 billion, compared to an estimated fair value of $6.4 billion. The aggregate unpaid principal balance exceeds the fair value by $5.5 billion at March 31, 2010.  As of March 31, 2010, the unpaid principal balance of loans 90 days or more past due was $2.6 billion compared to an estimated fair value of $0.8 billion. The aggregate unpaid principal balances of loans 90 days or more past due exceed the fair value by $1.8 billion at March 31, 2010.

Securitized mortgage borrowings—The Company elected to carry all of its securitized mortgage borrowings at fair value. These borrowings consist of individual tranches of bonds issued by securitization trusts and are primarily backed by non-conforming mortgage loans. Fair value measurements include the Company’s judgments about the underlying collateral and assumptions such as prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of March 31, 2010, securitized mortgage borrowings had an outstanding principal balance of $13.4 billion compared to an estimated fair value of $6.4 billion. The aggregate outstanding principal balance exceeds the fair value by $7.0 billion at March 31, 2010.

Long-term debt—The Company elected to carry all of its long-term debt (consisting of trust preferred securities and junior subordinated notes) at fair value. These securities are measured based upon an analysis prepared by management, which considered the Company’s own credit risk, including settlements with trust preferred debt holders and discounted cash flow analysis. As of March 31, 2010, long-term debt had an unpaid principal balance of $70.5 million compared to an estimated fair value of $10.7 million. The aggregate unpaid principal balance exceeds the fair value by $59.8 million at March 31, 2010.

Derivative assets and liabilities.  For non-exchange traded contracts, fair value is based on the amounts that would be required to settle the positions with the related counterparties as of the valuation date. Valuations of derivative assets and liabilities are based on observable market inputs, if available. To the extent observable market inputs are not available, fair values measurements include the Company’s judgments about future cash flows, forward interest rates and certain other factors, including counterparty risk. Additionally, these values also take into account the Company’s own credit standing, to the extent applicable; thus, the valuation of the derivative instrument includes the estimated value of the net credit differential between the counterparties to the derivative contract.

Nonrecurring Fair Value Measurements

The Company is required to measure certain assets and liabilities at estimated fair value from time to time. These fair value measurements typically result from the application of specific accounting pronouncements under GAAP. The fair value measurements are considered nonrecurring fair value measurements under FASB ASC 820-10.

The following tables present financial and non-financial assets and liabilities measured using nonrecurring fair value measurements at March 31, 2010 and 2009, respectively:

	Nonrecurring Fair Value Measurements			Total Gains
	March 31, 2010			For the Three Months Ended
	Level 1	Level 2	Level 3	March 31, 2010 (6)
Loans held-for-sale (1)	$—	$—	$3,049	$254
REO (2)	—	95,794	—	1,028
Lease liability (3)	—	—	(3,178)	479
Deferred charge (4)	—	—	13,144	—
Intangible asset (5)	—	—	1,000	—

(1)   Includes $653 thousand and $2.4 million of loans held-for-sale within continuing and discontinued operations, respectively, at March 31, 2010.

(2)   Includes $95.6 million and $175 thousand in REO within continuing and discontinued operations, respectively, at March 31, 2010 which had additional impairment write-downs subsequent to the date of foreclosure. For the three months ended March 31, 2010, the $1.0 million gain during the period included $672 thousand and $355 thousand within continuing and discontinued operations, respectively.

(3)   Amounts are included in discontinued operations. For the three months ended March 31, 2010, the Company recorded $485 thousand in gains resulting from changes in lease liabilities as a result of changes in our expected minimum future lease payments.

(4)   Amounts are included in continuing operations. For the three months ended March 31, 2010, the Company recorded zero in income tax expense resulting from impairment write-downs based on changes in estimated cash flows and lives of the related mortgages retained in the securitized mortgage collateral.

(5)   Amount is included in other assets in the accompanying consolidated balance sheets.

(6)   Total gains reflect gains and losses from all nonrecurring measurements during the period.

				Total Gains (Losses)
	Nonrecurring Fair Value Measurements As of March 31, 2009			For the Three Months Ended
	Level 1	Level 2	Level 3	March 31, 2009 (4)
Loans held-for-sale (1)	—	—	$101,830	$(72)
REO (2)	—	342,789	—	(85,658)
Lease liability (3)	—	—	(6,800)	58

(1)   Includes $361 thousand and $101.4 million of loans held-for-sale within continuing and discontinued operations, respectively at March 31, 2009.

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

(4)   Total gains (losses) reflect gains and losses from all nonrecurring measurements during the period.

Loans held-for-sale—Loans held-for-sale for which the fair value option was not elected are carried at the lower of cost or market (LOCOM). When available, such measurements are based upon what secondary markets offer for portfolios with similar characteristics, and are considered Level 2 measurements. If market pricing is not available, such measurements are significantly impacted by the Company’s expectations of other market participants’ assumptions, and are considered Level 3 measurements. The Company utilizes internal pricing processes to estimate the fair value of loans held-for-sale, which is based on recent loan sales and estimates of the fair value of the underlying collateral. Loans held-for-sale, which are primarily included in assets of discontinued operations, are considered Level 3 fair value measurements at March 31, 2010 and December 31, 2009 based on the lack of observable market inputs.

Real estate owned—REO consists of residential real estate acquired in satisfaction of loans. Upon foreclosure, REO is adjusted to the estimated fair value of the residential real estate less estimated selling and holding costs, offset by expected contractual mortgage insurance proceeds to be received, if any. Subsequently, REO is recorded at the lower of carrying value or estimated fair value less costs to sell. Fair values of REO are generally based on observable market inputs, and considered Level 2 measurements at March 31, 2010.

Lease liability—In connection with the discontinuation of our non-conforming mortgage, retail mortgage, warehouse lending and commercial operations, a significant amount of office space that was previously occupied is no longer being used by the Company. The Company has subleased a significant amount of this office space. The Company has recorded a liability, included within discontinued operations, representing the present value of the minimum lease payments over the remaining life of the lease, offset by the expected proceeds from sublet revenue related to this office space. This liability is based on present value techniques that incorporate the Company’s judgments about estimated sublet revenue and discount rates. Therefore, this liability is considered a Level 3 measurement at March 31, 2010.

Deferred charge—Deferred charge represents the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH in prior years. The deferred charge is amortized as a component of income tax expense over the estimated life of the mortgages retained in the securitized mortgage collateral. The Company evaluates the deferred charge for impairment quarterly using internal estimates of estimated cash flows and lives of the related mortgages retained in the securitized mortgage collateral. Deferred charge is considered a Level 3 measurement at March 31, 2010.

Intangible asset—Intangible assets deemed to have an indefinite life are tested annually for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment losses are recognized if carrying amount of an intangible asset exceeds its estimated fair value. Intangible asset is considered a Level 3 measurement at March 31, 2010.

Note 3.—Stock Options

There were no options granted during the three months ended March 31, 2010 or 2009, respectively.

The following table summarizes activity, pricing and other information for the Company’s stock options for the three months ended March 31, 2010:

		Weighted-
		Average
	Number of	Exercise
	Shares	Price ($)
Options outstanding at January 1, 2010	1,294,585	$13.47
Options granted	—	—
Options exercised	—	—
Options forfeited / cancelled	13,600	—
Options outstanding at March 31, 2010	1,280,985	$13.51
Options exercisable at March 31, 2010	431,834	$37.45

As of March 31, 2010, there was approximately $143 thousand of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock-based incentive compensation plan. This cost is expected to be recognized over a weighted average period of three months.

Note 4.—Reconciliation of Earnings Per Share

The following table presents the computation of basic and diluted earnings (loss) per common share including the dilutive effect of stock options for the three months ended March 31, 2010 and 2009, respectively, and cumulative redeemable non-declared preferred stock dividend for the three months ended March 31, 2009:

	For the Three Months Ended March 31,
	2010	2009
Numerator for basic earnings (loss) per share:
Earnings from continuing operations	$3,532	$1,276
Earnings (loss) from discontinued operations	2,386	(2,395)
Earnings (loss) per share available to common stockholders before cummulative redeemable non-declared preferred stock dividend (1)	$5,918	$(1,119)
Denominator for basic earnings (loss) per share (2):
Basic weighted average number of common shares outstanding during the period	7,698	7,618
Denominator for diluted earnings per share (2):
Diluted weighted average number of common shares outstanding during the period	7,698	7,618
Net effect of dilutive stock options	620	—
Diluted weighted average common shares	8,318	7,618

Earnings (loss) per common share - basic:
Earnings from continuing operations	$0.46	$0.17
Earnings (loss) from discontinued operations	0.31	(0.32)
Earnings (loss) per share available to common stockholders before cummulative redeemable non-declared preferred stock dividend (1)	$0.77	$(0.15)

Earnings (loss) per common share - diluted:
Earnings from continuing operations	$0.42	$0.17
Earnings (loss) from discontinued operations	0.29	(0.32)
Earnings (loss) per share available to common stockholders before cummulative redeemable non-declared preferred stock dividend (1)	$0.71	$(0.15)

(1)   Including the cumulative redeemable non-declared preferred stock dividend, for the first quarter of 2009, total basic and diluted loss per share available to common stockholders was $(0.64).

(2)   Share amounts presented in thousands.

In June 2009, the Company completed the Offer to Purchase and Consent Solicitation (the “Offer to Purchase”) of all of its 9.375% Series B Cumulative Redeemable Preferred Stock and 9.125% Series C Cumulative Redeemable Preferred Stock (which are sometimes collectively hereinafter referred to as the Preferred Stock). The aggregate purchase price for the Preferred Stock was $1.3 million. In addition, in connection with completing the Offer to Purchase the Company paid $7.4 million of  accumulated but unpaid dividends on its Preferred Stock.

For the three months ended March 31, 2010 and 2009, stock options to purchase 459 thousand and 1.1 million shares, respectively, were outstanding but not included in the above weighted average share calculations because they were anti-dilutive.

Note 5.—Segment Reporting

The Company has three reporting segments, consisting of the long-term mortgage portfolio, mortgage and real estate services and discontinued operations. The following tables present the selected financial data and operating results by reporting segment for the periods indicated:

		Mortgage and
	Long-term	Real Estate	Discontinued
	Portfolio	Services	Operations	Reclassifications (1)	Consolidated
Balance sheet items as of March 31, 2010:
Cash and cash equivalents	$6,208	$16,815	$1,309	$(1,309)	23,023
Restricted cash	—	1,253	544	(544)	1,253
Securitized mortgage collateral	6,366,855	—	—	—	6,366,855
Loans held-for-sale	—	—	2,395	(2,395)	—
Other assets	151,548	7,001	495	(495)	158,549
Total assets	6,524,611	25,069	4,743	—	6,554,423
Total liabilities	6,510,816	3,969	17,938	—	6,532,723
Total stockholders’ equity (deficit)	13,795	21,100	(13,195)	—	21,700

Balance sheet items as of December 31, 2009:
Cash and cash equivalents	$7,940	$17,738	$172	$(172)	25,678
Restricted cash	—	1,253	501	(501)	1,253
Short-term investment	5,002	—	—	—	5,002
Securitized mortgage collateral	5,666,122	—	—	—	5,666,122
Loans held-for-sale	—	—	2,371	(2,371)	—
Other assets	162,829	7,548	1,436	(1,436)	170,377
Total assets	5,841,893	26,539	4,480	—	5,872,912
Total liabilities	5,831,936	6,391	19,152	—	5,857,479
Total stockholders’ equity (deficit)	9,957	20,148	(14,672)	—	15,433

(1)          Amounts represent reclassifications of balances within the discontinued operations segment to reflect balances within continuing operations as presented in the accompanying consolidated balance sheets.

		Mortgage and
	Long-term	Real Estate	Discontinued
	Portfolio	Services	Operations	Reclassifications (1)	Consolidated
Statement of Operations Items for the three months ended March 31, 2010:
Net interest income	$765	$5	$27	$(27)	$770
Non-interest income- net trust assets	6,264	—	—	—	6,264
Mortgage and real estate services fees	—	11,325	—	—	11,325
Other non-interest income (expense)	(290)	7	2,085	(2,085)	(283)
Non-interest expense and income taxes	(4,645)	(9,899)	274	(274)	(14,544)
Earnings from continuing operations	$2,094	$1,438			3,532
Earnings from discontinued operations, net of tax			$2,386		2,386
Net earnings					$5,918

Statement of Operations Items for the three months ended March 31, 2009:
Net interest income (expense)	$3,640	$2	$(413)	$413	$3,642
Non-interest income- net trust assets	4,729	—	—	—	4,729
Mortgage and real estate services fees	—	5,520	—	—	5,520
Other non-interest income (expense)	—	—	(1,921)	1,921	—
Non-interest expense and income taxes	(8,547)	(4,068)	(61)	61	(12,615)
(Loss) earnings from continuing operations	$(178)	$1,454			1,276
Loss from discontinued operations, net of tax			$(2,395)		(2,395)
Net loss					$(1,119)

(1)          Amounts represent reclassifications of activity in the discontinued operations segment into loss from discontinued operations, net of tax as presented in the accompanying consolidated statements of operations.

Note 6.—Real Estate Owned (REO)

The Company’s REO consisted of the following:

	March 31, 2010	December 31, 2009
REO	$156,371	$176,800
Impairment (1)	(27,455)	(34,080)
Ending balance	$128,916	$142,720

REO inside trusts	$128,411	$142,364
REO outside trusts	505	356
Total	$128,916	$142,720

(1)          Impairment represents the cumulative write-downs of REO to estimated net realizable value subsequent to foreclosure.

Note 7.—Long-term Debt

Trust Preferred Securities

The following table shows the remaining balance of Trust Preferred Securities issued as of March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
Trust preferred securities (1)	$8,500	$8,500
Common securities	263	263
Fair value adjustment	(6,135)	(6,501)
Total	$2,628	$2,262

(1)          Stated maturity of July 30, 2035. Redeemable at par at any time after July 30, 2010. Requires quarterly distributions initially at a fixed rate of 8.55% per annum through July 30, 2010 and thereafter at a variable rate of three-month LIBOR plus 3.75% per annum.

Junior Subordinated Notes

The following table shows the remaining balance of junior subordinated notes issued as of December 31, 2009 and 2008:

	March 31,	December 31,
	2010	2009
Junior subordinated notes (1)	$62,000	$62,000
Fair value adjustment	(53,896)	(54,489)
Total	$8,104	$7,511

(1)          Stated maturity of March 2034. Requires quarterly distributions initially at a fixed rate of 2.00% through 2013 with increases of 1.00% per year through 2017. Starting in 2018, the interest rates become variable at 3-month LIBOR plus 375 basis points.

Note 8.—Note Payable

In October 2009, the Company entered into a settlement agreement (the Settlement Agreement) with its remaining reverse repurchase facility lender to settle the restructured financing. The Settlement Agreement retired the facility and removed any further exposure associated with the line or the loans that secured the line. Pursuant to the terms of the Settlement Agreement, the Company settled the $140.0 million balance of the reverse repurchase line by (i) transferring the loans securing the line to the lender at their approximate carrying values, (ii) making in a cash payment of $20.0 million and

(iii) entering into a credit agreement with the lender (the Credit Agreement) for a $33.9 million note payable. The borrowing under the Credit Agreement, which is to be paid over 18 months, bears interest at a rate of one-month LIBOR plus 350 basis points and requires a monthly principal and interest payment of $1.5 million. A $10.0 million principal payment was due and paid in April 2010 as part of the Credit Agreement. At March 31, 2010, the balance of the note payable was $26.8 million.

The borrowing under the Credit Agreement may be prepaid by the Company at any time. Upon any sale of assets, excluding mortgage assets, issuance of debt, excluding warehouse borrowings, or equity by the Company, then all of the proceeds therefrom are required to be applied to the borrowing under the Credit Agreement.

In addition to the restrictions above, the Credit Agreement requires the Company to maintain certain business and financial covenants until the borrowing is paid in full. These covenants place several restrictions on the Company and its operations, including limiting its ability to pay dividends, issue equity interests, make investments over certain amounts without prior consent or enter into any transaction to merge or consolidate. The covenants also require the Company to maintain cash and cash equivalents of $10.0 million (based on certain calculations) and stockholders’ equity greater than zero (based on certain calculations). At March 31, 2010, the Company was in compliance with these covenants.

Note 9.—Subsequent Events

On April 23, 2010, the Company issued 30,000 shares of common stock in connection with entering into a marketing services agreement.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollars in thousands, except per share data or as otherwise indicated)

Unless the context otherwise requires, the terms “Company,” “we,” “us,” and “our” refer to Impac Mortgage Holdings, Inc. (the Company or IMH), a Maryland corporation incorporated in August 1995, and its subsidiaries, Integrated Real Estate Service Corporation (IRES), IMH Assets Corp. (IMH Assets), Impac Warehouse Lending Group, Inc. (IWLG) and Impac Funding Corporation (IFC).

Forward-Looking Statements

This report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, some of which are based on various assumptions and events that are beyond our control, may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “likely,” “should,” “could,” “seem to,” “anticipate,” or similar terms or variations on those terms or the negative of those terms. The forward-looking statements are based on current management expectations. Actual results may differ materially as a result of several factors, including, but not limited to the following: the ongoing volatility in the mortgage industry; our ability to successfully manage through the current market environment; our ability to meet liquidity needs from current cash flows or generate new sources of revenue; management’s ability to successfully manage and grow the Company’s mortgage and real estate fee-based business activities; the ability to make interest payments; increases in default rates or loss severities and mortgage related losses; the ability to satisfy conditions (payment and covenants) in the note payable with a major creditor; our ability to obtain additional financing and the terms of any financing that we do obtain; inability to effectively liquidate properties to mitigate losses; increase in loan repurchase requests and ability to adequately settle repurchase obligations; decreases in value of our residual interests that differ from our assumptions; the ability of our common stock to continue trading in an active market; the outcome of litigation or regulatory actions pending against us or other legal contingencies; our compliance with applicable local, state and federal laws and regulations and other general market and economic conditions.

For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the period ended December 31, 2009, the other reports we file under the Securities and Exchange Act of 1934. This document speaks only as of its date and we do not undertake, and specifically disclaim any obligation, to publicly release the results of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

Status of Operations, Liquidity and Capital Resources

Mortgage and real estate services

In 2009, the Company sought to create an integrated services platform to provide solutions to the mortgage and real estate markets. Pursuant to that, the Company initiated various mortgage and real estate fee-based business activities, including loan modifications, real estate disposition, monitoring and surveillance services, real estate brokerage and lending services and title and escrow services. The Company has been able to develop and enhance its service offerings in providing services to investors, servicers and individual borrowers primarily by focusing on loss mitigation and performance of our own long-term mortgage portfolio. These business activities have been developed as part of a centralized platform to operate synergistically to maximize their success. The Company has established the following business activities:

•                  Loss Mitigation—The Company has established loss mitigation operations to provide outsourced services including loan modification and short sale services to investors and institutions with distressed and delinquent residential and multifamily mortgage portfolios. In addition, we provide modification solutions to individual borrowers by interacting with loan servicers on behalf of the borrowers to assist them in lowering the monthly mortgage payments to an affordable level allowing them to remain in their homes. The Company receives fees paid by the borrower for loan modification services performed for the borrower.  During the first quarter of 2010, the Company established operations to market debt resolution services to consumers and assist them in entering a program that helps them repay their unsecured debt at a discount.

•                  Real Estate Owned (REO) Services—The Company has established REO services operations to provide REO surveillance services to servicers and portfolio managers to assist them in maximizing loss mitigation performance in managing distressed mortgage portfolios and foreclosed real estate assets, along with disposition of such assets. In addition, we perform default surveillance and monitoring services for residential and multifamily mortgage portfolios for investors and servicers to assist them with overall portfolio performance.

•                  Real Estate Brokerage—The Company has established real estate brokerage operations which primarily serves the southern California area. The primary business of the real estate brokerage business is the listing and selling of REO and pre-foreclosure properties associated with short sales.

•                  Mortgage Lending Operations—The Company has established mortgage lending operations as it seeks to re-enter the mortgage lending industry. The mortgage lending activities include earning fees for brokering loans to third-party lenders since 2008 and originating loans through our mortgage banking platform under the “Impac” brand name. Although we originated only a minimal amount of loans in 2009, we expect to increase our loan originations in 2010 through retail channels, real estate broker channels and captive financing from the Company’s portfolio of transactions, focusing on originating only loans that are eligible for sale to HUD and other government-sponsored enterprises.

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

For the three months ended March 31, 2010, mortgage and real estate services fees were $11.3 million primarily comprised of $4.4 million in monitoring and surveillance fees, $3.1 million in loan modification fees, $2.5 million in title and escrow fees, and $732 thousand in servicing income offset by expenses of $9.9 million, resulting in net earnings in mortgage and real estate services of $1.4 million. Although the Company intends to generate more fees by providing these services to third parties in the marketplace, the revenues from these businesses have primarily been generated from the Company’s long-term mortgage portfolio.  Furthermore, since these businesses are recently established there remains uncertainty about their future success.  During the first quarter of 2010, the Company has begun to expand the portfolio surveillance and recovery services operations and has entered into an agreement with a third party to assist in credit risk management and portfolio surveillance services.

Liquidity and capital resources

During the first quarter of 2010, the Company continued to fund its operations primarily from the cash flows generated from its long-term mortgage portfolio, which included mortgage and real estate services fees and cash flows from our residual interests in securitizations.

The ability to meet our long-term liquidity requirements is subject to several factors, such as generating fees from our mortgage and real estate fee-based business activities and realizing cash flows from our long-term mortgage portfolio. Our future financial performance and success are dependent in large part upon our ability to grow our mortgage and real estate fee-based business activities. We believe that current cash balances, cash flows from mortgage and real estate services fees generated from our long-term mortgage portfolio, and residual interest cash flows from our long-term mortgage portfolio are adequate for our current operating needs. However, we believe the mortgage and real estate services market is volatile and highly competitive. The Company’s ability to successfully compete in the mortgage and real estate services industry is uncertain as its business activities are recently established and many competitors have recently entered or have established businesses delivering similar services.  If we are unsuccessful, we may be unable to satisfy our future operating costs and liabilities, including repayment of the note payable and long-term debt.

To understand the financial position of the Company better, we believe it is important to understand the composition of the Company’s stockholders’ equity (deficit) and to which component of the business it relates. At March 31, 2010, the equity (deficit) within our continuing and discontinued operations was comprised of the following significant assets and liabilities:

	Condensed Components of Stockholders’ Equity (Deficit)
	As of March 31, 2010
	Continuing	Discontinued
	Operations	Operations	Total
Cash	$23,023	$1,309	$24,332
Residual interests in securitizations	26,170	—	26,170
Note payable	(26,836)	—	(26,836)
Long-term debt ($71,120 par)	(10,732)	—	(10,732)
Repurchase reserve	—	(10,749)	(10,749)
Lease liability (1)	—	(3,178)	(3,178)
Deferred charge	13,144	—	13,144
Net other assets (liabilities)	10,126	(577)	9,549
Stockholders’ equity (deficit)	$34,895	$(13,195)	$21,700

(1)          Guaranteed by IMH.

Continuing operations

At March 31, 2010, cash within our continuing operations decreased to $23.0 million from $25.7 million at December 31, 2009. The primary sources of cash between periods were $11.3 million in fees generated from the mortgage and real estate fee-based businesses and $5.0 million from residual interests in securitizations. Offsetting the sources of cash were operating expenses totaling $14.5 million and $4.5 million in payments on the note payable.

Since our consolidated and unconsolidated securitization trusts are nonrecourse, we have netted trust assets and liabilities to present the Company’s interest in these trusts more simply, which are considered our residual interests in securitizations. For unconsolidated securitizations our residual interests represent the fair value of investment securities available-for-sale. For consolidated securitizations, our residual interests are represented by the fair value of securitized mortgage collateral and real estate owned, offset by the fair value of securitized mortgage borrowings and net derivative liabilities. We receive cash flows from our residual interests in securitizations to the extent they are available after required distributions to bondholders and maintaining overcollateralization levels within the trusts. The estimated fair value of the residual interests, represented by the difference in the fair value of trust assets and trust liabilities, was $26.2 million at March 31, 2010, compared to $23.0 million at December 31, 2009.

At March 31, 2010, note payable decreased $4.2 million from December 31, 2009, as a result of monthly payments of $4.5 million comprising of principal and interest.  Additionally, during April 2010, the Company made a $10.0 million principal payment that was due per the terms of the note payable.

At March 31, 2010, we had deferred charges of $13.1 million, which is amortized as a component of income tax expense in the consolidated statements of operations over the estimated life of the mortgages retained in the securitized mortgage collateral. The deferred charges represent the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH in prior years. This balance is recorded as required by GAAP and does not have any realizable cash value.

Net other assets include $3.1 million in accounts receivable, $2.8 million in premises and equipment, $1.3 million in restricted cash and $2.7 million in prepaid expenses.

Discontinued operations

The Company’s most significant liabilities in discontinued liabilities at March 31, 2010 relate to its repurchase reserve and a lease liability associated with the former non-conforming mortgage operations.

In previous years when our discontinued operations sold loans to investors, we were required to make normal and customary representations and warranties about the loans we had previously sold to investors. Our whole loan sale agreements generally required us to repurchase loans if we breached a representation or warranty given to the loan purchaser. In addition, we also could be required to repurchase loans as a result of borrower fraud or if a payment default occurs on a mortgage loan shortly after its sale. The repurchase reserve is an estimate of losses from expected repurchases, and is based, in part, on the recent settlement of claims. At March 31, 2010, the repurchase reserve was $10.7 million.

In connection with the discontinuation of our non-conforming mortgage, retail mortgage, warehouse lending and commercial operations, a significant amount of office space that was previously occupied is no longer being used by the Company.  The Company has subleased a significant amount of this office space. At March 31, 2010, the Company had a liability of $3.2 million included within discontinued operations, representing the present value of the minimum lease payments over the remaining life of the lease, offset by the expected proceeds from sublet revenue related to this office space.

Market Conditions

The economy continued to contract during 2009 before showing modest signs of improvement toward the end of the year and through the first quarter of 2010. Although certain economists have declared the recession to be over or at least abating, the current economic environment continues to adversely affect the credit performance of the Company’s long-term mortgage portfolio. The economy remains weak, as evidenced by many key economic indicators. Notably, the national unemployment rate increased to 10.1% in October 2009 before declining to 10.0% at the end of the fourth quarter of 2009 and 9.7% through the first quarter of 2010.   As homebuilders are reluctant with concerns about further foreclosures and the large inventory of unsold homes, housing starts continue at relatively low levels.  Slower sales volume and the large inventory of unsold homes continue to put pressure on housing prices.  Average home prices in the United States at the beginning of 2010 are at similar levels to where they were in the autumn of 2003.

The Federal Reserve and U.S. government have undertaken certain initiatives during the year to strengthen the capital of financial institutions, promote lending, and inject liquidity into the financial markets. The U.S. government has also developed programs to incent lenders and servicers to provide loan modifications to troubled borrowers in an effort to fight the foreclosure crisis. However, mortgage delinquencies and foreclosures continued to increase, most notably in the prime loan markets. The level of defaults and the national unemployment rate remain high, which creates some uncertainty about the strength or duration of any recovery. Additional deterioration in the overall economic environment, including continued weakening of the labor market, could cause loan delinquencies to increase beyond the Company’s current expectations, resulting in additional increases in losses and reductions in fair value.

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

Effects of Recent Market Activity

As a result of the Company’s inability to sell or securitize non-conforming loans during the second half of 2007, the Company discontinued funding loans and discontinued substantially all of its mortgage (non-conforming single-family loans and commercial loans, which consist primarily of multifamily loans) and warehouse lending operations. Market conditions deteriorated in 2008 and continued to be depressed for most of 2009 before recovering slightly towards the end of 2009 and early 2010. As a result, the Company’s investment in securitized non-conforming loans (residual interests) has been affected by the increase in estimated defaults and severities, evidenced by significant home price depreciation. The decline in single-family home prices can be seen in the chart below.

As depicted in the chart above, average home prices peaked in June 2006 at 226.29 and continued their dramatic decline through much of the first half of 2009, while increasing slightly over the remaining half of the year. The Standard & Poor’s Case-Shiller 10-City Composite Home Price Index (the Index) for March 2010 was 156.82 (with the base of 100.00 for January 2000) and hasn’t been this low since October 2003 when the Index was 157.71. Beginning in the third quarter of 2007, the Company began to believe that there was a correlation between the borrowers’ perceived equity in their homes and defaults. The original loan-to-value (defined as loan amount as a percentage of collateral value, “LTV”) and original combined loan-to-value (defined as first lien plus total subordinate liens to collateral value, “CLTV”) ratios of single-family mortgages remaining in the Company’s securitized mortgage collateral as of March 31, 2010 was 72% and 80%, respectively. The current LTV and CLTV ratios likely increased from origination date as a result of the deterioration in the real estate market. We believe that home prices that have declined below the borrower’s original purchase price have a higher risk of default within our portfolio. Based on the Index, home prices have declined 31% through March 2010 from the 2006 peak. Further, we believe the home prices in general within California and Florida, the states with the highest concentration of our mortgages, have declined even further than the Index. We have considered the deterioration in home prices and its impact on our loss severities, which are a primary assumption used in the valuation of securitized mortgage collateral and borrowings.

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

In conjunction with electing to apply fair value accounting to these financial instruments, the Company adopted FASB ASC 825-10-25 as of January 1, 2008. FASB ASC 825-10-25 provides an option on an instrument-by-instrument basis for most financial assets and liabilities to be reported at fair value with changes in fair value reported in earnings. After the initial adoption, the election is made at the acquisition of a financial asset, financial liability, or a firm commitment and it may not be revoked. Management believes that this adoption provides an opportunity to mitigate volatility in reported earnings and provides a better representation of the economics of the trust assets and liabilities.

As a result of the lack of observable market data resulting from inactive markets, the Company has classified all its recurring basis assets and liabilities including, investment securities available-for-sale, securitized mortgage collateral and borrowings, net derivative liabilities and long-term debt as Level 3 fair value measurements at March 31, 2010 and December 31, 2009. Level 3 assets and liabilities were 100% of total assets and liabilities at fair value.  REO is classified Level 2 and fair value is measured on a nonrecurring basis.

Recurring basis

Investment securities available-for-sale—The Company elected to carry all of its investment securities available-for-sale at fair value. The investment securities consist primarily of non-investment grade mortgage-backed securities. The fair value of the investment securities are measured based upon our expectation of inputs that other market participants would use. Such assumptions include our judgments about the underlying collateral, prepayment speeds, future credit losses, forward interest rates and certain other factors.  Given the market disruption and lack of observable market data as of March 31, 2010 and December 31, 2009, the fair value of the investment securities available-for-sale were measured using significant internal expectations of market participants’ assumptions.

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

Financial Guaranty Insurance Company (FGIC) provides bond guaranty insurance for three of the Company’s consolidated securitizations. In determining the fair value of securitized mortgage borrowings, the Company excludes consideration of bond guaranty insurance payments in accordance with FASB ASC 820-10-35-18A. In November 2009, the Company was notified that FGIC had been ordered by the New York Insurance Department to suspend paying any and all claims based on its financial condition. As the related securitization trusts are nonrecourse to the Company, it is not required to replace or otherwise settle bond guaranty insurance within the consolidated trusts. However, other insurance companies have issued bond guaranty insurance policies for certain securities within the Company’s securitized mortgage borrowings. Additional suspensions on the payment of claims may arise, which could materially affect industry-wide market prices for collateralized mortgage bonds.

Long-term debt—The Company elected to carry all of its long-term debt (consisting of trust preferred securities and junior subordinated notes) at fair value. These securities were measured based upon an analysis prepared by management, which considered the Company’s own credit risk, including settlements with trust preferred debt holders and discounted cash flow analysis.

Derivative assets and liabilities—For non-exchange traded contracts, fair value is based on the amounts that would be required to settle the positions with the related counterparties as of the valuation date. Valuations of derivative assets and liabilities are based on observable market inputs, if available. To the extent observable market inputs are not available, fair values measurements include the Company’s judgments about the future cash flows, forward interest rates and certain other factors, including counterparty risk. Additionally, these values also take into account the Company’s own credit standing, to the extent applicable; thus the valuation of the derivative instrument includes the estimated value of the net credit differential between the counterparties to the derivative contract.

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

To mitigate exposure to the effect of changing interest rates on cash flows on securitized mortgage borrowings, the Company purchased derivative instruments primarily in the form of interest rate swap agreements (swaps) and, to a lesser extent, interest rate cap agreements (caps) and interest rate floor agreements (floors). Due to the closure of the non-conforming mortgage operations, the Company has not entered into a new derivative instrument since the third quarter of 2007. However, the Company has $117.9 million in net derivative liabilities outstanding as of March 31, 2010.

On September 15, 2008, Lehman Brothers Holdings Inc. (LBHI) filed a petition for protection under Chapter 11 of the U.S. Bankruptcy Code. As of that date, LBHI, through affiliated companies, was an interest rate swap counterparty to several of the Company’s CMO and REMIC securitizations. At March 31, 2010, the estimated value of derivative liabilities to LBHI, through its affiliated companies was approximately $35.0 million and is included in derivative liabilities in the consolidated balance sheet. As the related securitization trusts are nonrecourse to the Company, the Company is not required to replace or otherwise settle any derivative positions affected by counterparty default within the consolidated trusts.

Nonrecurring basis

The Company is required to measure certain assets and liabilities at estimated fair value from time to time. These fair value measurements typically result from the application of specific accounting pronouncements under GAAP. The fair value measurements are considered nonrecurring fair value measurements under FASB ASC 820-10.

Loans held-for-sale—Loans held-for-sale for which the fair value option was not elected are carried at lower of cost or market (LOCOM). When available, such measurements are based upon what secondary markets offer for portfolios of loans with similar characteristics, and are considered Level 2 measurements. If market pricing is not available, such measurements are significantly impacted by the Company’s expectations of other market participants’ assumptions, and are considered Level 3 measurements. The Company utilizes internal pricing processes to estimate the fair value of loans held-for-sale, which is based on recent loan sales and estimates of the fair value of the underlying collateral. Loans held-for-sale, which are primarily included in assets of discontinued operations, are considered Level 3 fair value measurements at March 31, 2010 and December 31, 2009, based on the lack of observable market inputs.

Real estate owned—REO consists of residential real estate acquired in satisfaction of loans. Upon foreclosure, REO is adjusted to the estimated fair value of the residential real estate less estimated selling and holding costs, offset by expected contractual mortgage insurance proceeds to be received, if any. Subsequently, REO is recorded at the lower of carrying value or estimated fair value less costs to sell. Fair values of REO are generally based on observable market inputs, and considered Level 2 measurements at March 31, 2010 and December 31, 2009.

Lease liability—In connection with the discontinuation of our non-conforming mortgage, retail mortgage, warehouse lending and commercial operations, a significant amount of office space that was previously occupied is no longer being used by the Company. The Company has subleased a significant amount of this office space. The Company has recorded a liability, included within discontinued operations, representing the present value of the minimum lease payments over the remaining life of the lease, offset by the expected proceeds from sublet revenue related to this office space. This liability is based on present value techniques that incorporate the Company’s judgments about estimated sublet revenue and discount rates. This lease liability is considered a Level 3 measurement at March 31, 2010 and December 31, 2009.

Deferred charge—Deferred charge represents the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH in prior years. The deferred charge is amortized as a component of income tax expense over the estimated life of the mortgages retained in the securitized mortgage collateral. The Company evaluates the deferred charge for impairment quarterly using internal estimates of estimated cash flows and lives of the related mortgages retained in the securitized mortgage collateral. The deferred charge is considered a Level 3 measurement at March 31, 2010 and December 31, 2009.

Intangible asset—Intangible assets deemed to have an indefinite life are tested annually for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment losses are recognized if carrying amount of an intangible asset exceeds its estimated fair value. The intangible asset is considered a Level 3 measurement at March 31, 2010 and December 31, 2009.

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

Our estimate of the fair value of our net retained residual interests in unconsolidated securitizations, which are included in investment securities available-for-sale in the consolidated balance sheets, requires us to exercise significant judgment as to the timing and amount of future cash flows from the residual interests. We are exposed to credit risk from the underlying mortgage loans in unconsolidated securitizations to the extent we retain subordinated interests. Changes in expected cash flows resulting from changes in expected net credit losses will impact the value of our subordinated retained interests and those changes are recorded as a component of change in fair value of net trust assets.

In contrast, for securitizations that are structured as secured borrowings, we recognize interest income over the life of the securitized mortgage collateral and interest expense incurred for the securitized mortgage borrowings. We refer to these transactions as consolidated securitizations. The mortgage loans collateralizing the debt securities for these financings are included in securitized mortgage collateral and the debt securities payable to investors in these securitizations are included in securitized mortgage borrowings in our consolidated balance sheet.

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

Effective January 1, 2010, former QSPEs are evaluated for consolidation based on the provisions of FASB ASC 810-10-25, which eliminates the concept of a QSPE and changes the approach to determining a securitization trust’s primary beneficiary. Refer to Note 1.— Summary of Business, Significant Accounting Policies and Legal Proceedings in the notes to the consolidated financial statements for a discussion of the impact of this new standard on the Company’s consolidated balance sheet at January 1, 2010.

Net Realizable Value of REO

The Company considers the net realizable value (NRV) of its REO properties in evaluating REO losses. When real estate is acquired in settlement of loans, or other real estate owned, the mortgage is written-down to an estimated fair value less estimated selling costs and including mortgage insurance proceeds expected to be received. Subsequent changes in the NRV of the REO is reflected as a write-down of REO and results in additional losses.

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

Interest Income and Interest Expense

Interest income on securitized mortgage collateral and interest expense on securitized mortgage borrowings are recorded using the effective yield for the period based on the previous quarter-end’s estimated fair value.

Income Taxes

While the Company has generated significant net operating loss carryforwards in recent periods, we do not expect to generate sufficient taxable income in future periods to be able to realize these tax benefits. Therefore, we have recorded a full valuation allowance against the net deferred tax assets as we believe that as of March 31, 2010 it is more likely than not that the net deferred tax assets will not be recoverable.

Selected Financial Results for the Three Months Ended March 31, 2010

Continuing Operations

•                  Earnings from continuing operations of $3.5 million for the first quarter of 2010, compared to $1.3 million for the comparable 2009 period.

•                  Net interest income of $770 thousand for the first quarter of 2010, primarily from our long-term mortgage portfolio, compared to $3.6 million for the comparable 2009 period.

•                  Non-interest income—net trust assets of $6.3 million for the first quarter of 2010, compared to $4.7 million for the comparable 2009 period.

•                  Mortgage and real estate services fees of $11.3 million for the first quarter of 2010, compared to $5.5 million for the comparable 2009 period.

•                  Personnel expense of $9.7 million for the first quarter of 2010, compared to $6.3 million for the comparable 2009 period.

Discontinued Operations

•                  Earnings from discontinued operations of $2.4 million for the first quarter of 2010, compared to a loss of $2.4 million for the comparable 2009 period.

•                  Repurchase reserve was $10.7 million at March 31, 2010, compared to $11.0 million at December 31, 2009.

Financial Condition and Results of Operations

Financial Condition

Condensed Balance Sheet Data

	March 31,	December 31,	Increase	%
	2010	2009	(Decrease)	Change
Investment securities available-for-sale	$670	$813	$(143)	(18)%
Securitized mortgage collateral	6,366,855	5,666,122	700,733	12
Derivative assets	50	146	(96)	(66)
Real estate owned	128,411	142,364	(13,953)	(10)
Total trust assets	6,495,986	5,809,445	686,541	12

Assets of discontinued operations	4,743	4,480	263	6
Other assets	53,694	58,987	(5,293)	(9)
Total assets	$6,554,423	$5,872,912	$681,511	12%

Securitized mortgage borrowings	$6,351,890	$5,659,865	$692,025	12%
Derivative liabilities	117,926	126,603	(8,677)	(7)
Total trust liabilities	6,469,816	5,786,468	683,348	12

Liabilities of discontinued operations	17,938	19,152	(1,214)	(6)
Other liabilities	44,969	51,859	(6,890)	(13)
Total liabilities	6,532,723	5,857,479	675,244	12
Total stockholders’ equity	21,700	15,433	6,267	41
Total liabilities and stockholders’ equity	$6,554,423	$5,872,912	$681,511	12%

Total assets and total liabilities were $6.6 billion and $6.5 billion, respectively, at March 31, 2010 as compared to $5.9 billion at December 31, 2009. The increase in total assets and liabilities are primarily attributable to increases in the Company’s trust assets and trust liabilities as summarized below.

The Company updates its collateral assumptions quarterly based on recent delinquency, default, prepayment and loss experience.  Additionally, the Company updates the forward interest rates and investor yield (discount rate) assumptions based on information derived from market participants.  At March 31, 2010, the Company decreased the investor yield requirements for senior bonds of the securitized mortgage borrowings as yields have tightened significantly over the past few quarters.  The Company has seen a corresponding increase in the pricing service prices for senior bonds.  The decrease in investor yield assumptions on securitized mortgage collateral and securitized mortgage borrowings resulted in an increase in the value of these trust assets and liabilities.  However, this change in assumption did not have any effect on the consolidated statement of operations or equity of the Company as the increase in the value of collateral directly offset the increase in the value of the borrowings.  The Company did not make any changes to the discount rate assumptions for residual interests during the first quarter of 2010.

•                  Securitized mortgage collateral increased $700.7 million during the three months ended March 31, 2010. The increase in securitized mortgage collateral from $5.7 billion at December 31, 2009 to $6.4 billion at March 31, 2010 was primarily due to decreased loss assumptions for single-family collateral, reduction in investor yield requirements as discussed below, and the net consolidation of trust assets, partially offset by reductions in principal balances from defaults and principal payments during the period. For the three months ended March 31, 2010, the balance increased due to increases in fair value of $811.6 million and net consolidation of trust assets related to the adoption of ASU 2009-17 of $116.9 million, offset by reductions in principal balances (resulting from transfers to REO and principal paydowns) of $227.8 million.

•                  REO within the Company’s securitization trusts decreased $14.0 million to $128.4 million at March 31, 2010. Decreases in REO were due to liquidations of $59.6 million.  Offsetting the decrease from liquidations were  increases in REO from foreclosures of $41.9 million, $3.0 million in the net consolidation of trust assets related to the adoption of ASU 2009-17, and $672 thousand in recovery of the net realizable value.

•                  Securitized mortgage borrowings increased $692.0 million to $6.4 billion at March 31, 2010. The increase in securitized mortgage borrowings was primarily due to decreased loss assumptions for single-family collateral, reduction in investor yield requirements as discussed below, and the net consolidation of trust liabilities, offset by reductions in principal balances during the period. For the three months ended March 31, 2010, the balance increased due to increases in fair value of $911.7 million, net consolidation of trust liabilities related to the adoption of ASU 2009-17 of $110.6 million, offset by reductions in outstanding balances of $330.3 million.

•                  Derivative liabilities, net decreased $8.6 million to $117.9 million at March 31, 2010. The decrease is the result of $35.6 million in derivative cash payments from the securitization trusts, offset by an $18.0 million increase in fair value resulting from decreases in the forward LIBOR curve and the net consolidation of off balance sheet trusts related to the adoption of ASU 2009-17 of $9.0 million.

Since our consolidated and unconsolidated securitization trusts are nonrecourse to the Company, our economic risk is limited to our residual interests in these securitization trusts. Therefore, in the following table we have netted trust assets and trust liabilities to present these residual interests more simply. Our residual interests in securitizations are segregated between our single-family (SF) residential and multifamily (MF) residential portfolios and are represented by the difference between trust assets and trust liabilities. The following tables present the estimated fair value of our residual interests, including investment securities available for sale, by securitization vintage year and other related assumptions used to derive these values at March 31, 2010:

Origination	Estimated Fair Value of Residual Interests by Vintage Year
Year	SF	MF	Total
2002-2003 (1)	$11,952	$5,093	$17,045
2004	1,361	7,526	8,887
2005 (2)	7	197	204
2006 (2)	—	34	34
2007(2)	—	—	—
Total	$13,320	$12,850	$26,170

Weighted avg. prepayment rate	7%	6%	6%
Weighted avg. discount rate	30%	20%	25%

(1)          2002-2003 vintage year includes CMO 2007-A, since the majority of the mortgages collateralized in this securitization were originated during this period.

(2)          The estimated fair values of residual interests in vintage years 2005 through 2007 is reflective of higher estimated future losses and investor yield requirements compared to earlier vintage years.

The Company utilizes a number of assumptions to value securitized mortgage collateral, securitized mortgage borrowings and residual interests.  These assumptions include estimated collateral default rates and loss severities (credit losses), collateral prepayment rates,  forward interest rates and investor yields (discount rates).  The Company uses the same collateral assumptions for securitized mortgage collateral and securitized mortgage borrowings as the collateral assumptions determine collateral cash flows which are used to pay interest and principal for securitized mortgage borrowings and excess spread, if any, to the residual interests. However, the Company uses different investor yield (discount rate) assumptions for securitized mortgage collateral and securitized mortgage borrowings and the discount rate used for residual interests based on underlying collateral characteristics, vintage year, assumed risk and market participant assumptions.  The table below reflects the estimated future credit losses and investor yield requirements for trust assets by product (SF and MF) and securitization vintage:

	Estimated Future Losses (1)		Investor Yield Requirement (2)
	SF	MF	SF	MF
2002-2003	6%	1%	12%	12%
2004	16%	1%	12%	10%
2005	31%	3%	14%	13%
2006	43%	12%	21%	12%
2007	41%	7%	19%	10%

(1)          Estimated future losses derived by dividing future projected losses by unpaid principal balances at March 31, 2010.

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

We believe that in order for us to generate cash flows from the long-term mortgage portfolio, we must successfully manage the following operational and market risks:

•                  interest rate risk;

•                  liquidity risk;

•                  credit risk; and

•                  prepayment risk.

Interest Rate Risk.  The Company’s earnings depend largely on our interest rate spread, represented by the relationship between the yield on our interest- earning assets (primarily investment securities available-for-sale and securitized mortgage collateral) and the cost of our interest-bearing liabilities (primarily securitized mortgage borrowings, long-term debt and note payable). Our interest rate spread is impacted by several factors, including general economic factors, forward interest rates and our own credit quality.

The residual interests in our long-term mortgage portfolio are sensitive to changes in interest rates on securitized mortgage collateral and the related securitized mortgage borrowings. Changes in interest rates can significantly affect the cash flows and fair values of the Company’s assets and liabilities, as well as our earnings and stockholders’ equity.

The Company uses derivative instruments to manage some of its interest rate risk. However, the Company does not attempt to completely hedge interest rate risk. To help mitigate some of the exposure to the effect of changing interest rates on cash flows on securitized mortgage borrowings, the Company utilized derivative instruments primarily in the form of interest rate swap agreements (swaps) and, to a lesser extent, interest rate cap agreements (caps) and interest rate floor agreements (floors). These derivative instruments are recorded at fair value in the consolidated balance sheets. For non-exchange traded contracts, fair value is based on the amounts that would be required to settle the positions with the related counterparties as of the valuation date. Valuations of derivative assets and liabilities are based on observable market inputs, if available. To the extent observable market inputs are not available, fair values measurements include the Company’s judgments about future cash flows, forward interest rates and certain other factors, including counterparty risk. Additionally, these values also take into account the Company’s own credit standing, to the extent applicable; thus, the valuation of the derivative instrument includes the estimated value of the net credit differential between the counterparties to the derivative contract.

At March 31, 2010, derivative liabilities, net were $117.9 million and reflect the securitization trust’s liability to pay third-party counterparties based on the estimated value to settle the derivative instruments. Cash payments on these derivative instruments are based on notional amounts that are decreasing over time. Excluding the effects of other factors such as portfolio delinquency and loss severities within the securitization trusts, as the notional amount of these derivative instruments decrease over time, payments to counterparties in the current interest rate environment are reduced, thereby potentially increasing cash flows on our residual interests in securitizations. Conversely, increases in interest rates from current levels could potentially reduce overall cash flows on our residual interests in securitizations. Since our consolidated and unconsolidated securitization trusts are nonrecourse to the Company, our economic risk is limited to our residual interests in these securitization trusts.

The Company is also subject to interest rate risk on its long-term debt (consisting of trust preferred securities and junior subordinated notes) and notes payable. These interest bearing liabilities include adjustable rate periods based on one-month LIBOR (note payable) and three-month LIBOR (trust preferred securities and junior subordinated notes). The Company does not currently hedge its exposure to the effect of changing interest rates related to these interest-bearing liabilities. Significant fluctuations in interest rates could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity.

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

We use the Mortgage Bankers Association (MBA) method to define delinquency as a contractually required payment being 30 days or more past due. We measure delinquencies from the date of the last payment due date in which a payment was received. Delinquencies for loans 60 days late or greater, foreclosures and delinquent bankruptcies were $3.0 billion or 24.1% as of March 31, 2010.

The following table summarizes the unpaid principal balances of non-performing loans in our mortgage portfolio, included in securitized mortgage collateral, loans held-for-investment and loans held-for-sale for continuing and discontinued operations combined, that were 60 or more days delinquent (utilizing the MBA method) as of the periods indicated:

		Total		Total
	March 31,	Collateral	December 31,	Collateral
	2010	%	2009	%
Loans held for sale and investment (1)
60 - 89 days delinquent	$274	0.0%	$66	0.0%
90 or more days delinquent	7,623	0.1%	6,928	0.1%
Foreclosures (2)	6,431	0.1%	7,397	0.1%
Total 60+ days delinquent loans held-for-sale and investment	14,328	0.1%	14,391	0.1%

Securitized mortgage collateral
60 - 89 days delinquent	$300,030	2.4%	$324,032	2.6%
90 or more days delinquent	988,298	8.0%	1,043,718	8.4%
Foreclosures (2)	1,350,128	11.0%	1,449,538	11.6%
Delinquent bankruptcies (3)	312,886	2.5%	302,314	2.4%
Total 60+ days delinquent long-term mortgage portfolio	2,951,342	24.0%	3,119,602	25.0%
Total 60 or more days delinquent	$2,965,670	24.1%	$3,133,993	25.1%
Total collateral	$12,300,664		$12,492,493

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

The following table summarizes securitized mortgage collateral, loans held-for-investment, loans held-for-sale and real estate owned, that were non-performing for continuing and discontinued operations combined as of the dates indicated (excludes 60-89 days delinquent):

		Total		Total
	March 31,	Collateral	December 31,	Collateral
	2010	%	2009	%
90 or more days delinquent, foreclosures and delinquent bankruptcies	$2,665,366	21.7%	$2,809,895	22.5%
Real estate owned	129,091	1.0%	142,676	1.1%
Total non-performing assets	$2,794,457	22.7%	$2,952,571	23.6%

Non-performing assets consist of non-performing loans (mortgages that are 90 days or more delinquent, including loans in foreclosure and delinquent bankruptcies) plus REO. It is our policy to place a mortgage on non-accrual status when it becomes 90 days delinquent and to reverse from revenue any accrued interest, except for interest income on securitized mortgage collateral when the scheduled payment is received from the servicer. The servicers are required to advance principal and interest on loans within the securitization trusts to the extent the advances are considered recoverable. As of March 31, 2010, non-performing assets (unpaid principal balance of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) as a percentage of the total collateral was 23%. At December 31, 2009, non-performing assets to total collateral was 24%.  As of March 31, 2010, the estimated fair value of non-performing assets (representing the fair value of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) as a percentage of the total assets was 14%. At December 31, 2009, the estimated fair value of non-performing assets to total assets was 16%.

REO, which consists of residential real estate acquired in satisfaction of loans, is carried at the lower of cost or net realizable value less estimated selling costs. Adjustments to the loan carrying value required at the time of foreclosure are included in the change in the fair value of net trust assets. Changes in the Company’s estimates of net realizable value subsequent to the time of foreclosure and through the time of ultimate disposition are recorded as gains or losses from real estate owned in the consolidated statements of operations. REO, for continuing and discontinued operations, at March 31, 2010 decreased $13.6 million or 10% from December 31, 2009 as a result of liquidations and a decrease in foreclosures.

We realized a loss on sale of REO in the amount $1.8 million for the first quarter of 2010 as compared to a loss of $43.9 million for the first quarter of 2009. Additionally, for the first quarter of 2010, the Company recorded a recovery of the net realizable value of the REO in the amount of $672 thousand as compared to a write-down of $84.3 million for the first quarter of 2009.

The following table presents the balances of REO for continuing operations:

	March 31, 2010	December 31, 2009
REO	$156,371	$176,800
Impairment (1)	(27,455)	(34,080)
Ending balance	$128,916	$142,720

REO inside trusts	$128,411	$142,364
REO outside trusts	505	356
Total	$128,916	$142,720

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

Management recognizes that there are qualitative factors that must be taken into consideration when evaluating and measuring losses in the loan portfolios. These items include, but are not limited to, economic indicators that may affect the borrower’s ability to pay, changes in value of collateral, political factors, employment and market conditions, competitor’s performance, market perception, historical losses, and industry statistics. The assessment for losses, is based on delinquency trends and prior loss experience and management’s judgment and assumptions regarding various matters, including general economic conditions and loan portfolio composition. Management continually evaluates these assumptions and various relevant factors affecting credit quality and inherent losses.

Prepayment Risk.  The Company historically used prepayment penalties as a method of partially mitigating prepayment risk for those borrowers that have the ability to refinance. The recent economic downturn, lack of available credit and declines in property values have limited borrowers’ ability to refinance. These factors have significantly reduced prepayment risk within our long-term mortgage portfolio. With the seasoning of the long-term mortgage portfolio, a significant portion of prepayment penalties terms have expired, thereby further reducing prepayment penalty income.

Results of Operations

For the Three Months Ended March 31, 2010 compared to the Three Months Ended March 31, 2009

Condensed Statements of Operations Data

	For the Three Months Ended March 31,
			Increase	%
	2010	2009	(Decrease)	Change
Interest income	$279,876	$712,649	$(432,773)	(61)%
Interest expense	279,106	709,007	(429,901)	(61)
Net interest income	770	3,642	(2,872)	(79)
Total non-interest income	17,306	10,249	7,057	69
Total non-interest expense	14,459	10,617	3,842	36
Income tax expense	85	1,998	(1,913)	(96)
Earnings from continuing operations	3,532	1,276	2,256	177
Earnings (loss) from discontinued operations, net	2,386	(2,395)	4,781	200
Earnings (loss)	$5,918	$(1,119)	$7,037	629
Earnings (loss) available to common stockholders before cummulative redeemable non-declared preferred stock dividend (1)	$5,918	$(1,119)	$7,037	629%

Earnings (loss) per share available to common stockholders before cummulative redeemable non-declared preferred stock dividend (1) - basic	$0.77	$(0.15)	$0.92	623%
Earnings (loss) per share available to common stockholders before cummulative redeemable non-declared preferred stock dividend (1) - diluted	$0.71	$(0.15)	$0.86	584%

(1)          Including the cumulative redeemable non-declared preferred stock dividend, for the first quarter of 2009, total basic and diluted loss per share from continuing operations available to common stockholders was $(0.64).

Net Interest Income

We earn net interest income primarily from mortgage assets which include securitized mortgage collateral, loans held-for-sale and investment securities available-for-sale, or collectively, “mortgage assets,” and, to a lesser extent, interest income earned on cash and cash equivalents. Interest expense is primarily interest paid on borrowings secured by mortgage assets, which include securitized mortgage borrowings and to a lesser extent, interest expense paid on long-term debt and note payable. Interest income and interest expense during the period primarily represents the effective yield, based on the fair value of the trust assets and liabilities.

The following tables summarize average balance, interest and weighted average yield on mortgage assets and borrowings, included within continuing operations, for the periods indicated. Cash receipts and payments on derivative instruments hedging interest rate risk related to our securitized mortgage borrowings are not included in the results below. These cash receipts and payments are included as a component of the change in fair value of net trust assets.

	For the three months ended March 31,
	2010			2009
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Investment securities available-for-sale	$499	$47	37.68%	$1,421	$130	36.59%
Securitized mortgage collateral	6,016,489	279,766	18.60%	5,700,077	712,080	49.97%
Other	14,112	63	1.79%	47,124	439	3.73%
Total interest-earning assets	$6,031,100	$279,876	18.56%	$5,748,622	$712,649	49.59%

LIABILITIES
Securitized mortgage borrowings	$6,005,877	$277,665	18.49%	$5,942,506	$708,465	47.69%
Long-term debt	10,253	1,165	45.45%	13,247	542	16.37%
Note payable	28,948	276	3.81%	—	—	—
Total interest-bearing liabilities	$6,045,078	$279,106	18.47%	$5,955,753	$709,007	47.62%

Net Interest Spread (1)		$770	0.09%		$3,642	1.97%
Net Interest Margin (2)			0.05%			0.25%

(1)                                  Net interest spread is calculated by subtracting the weighted average yield on interest-bearing liabilities from the weighted average yield on interest-earning assets.

(2)                                  Net interest margin is calculated by dividing net interest spread by total average interest-earning assets.

Net interest income spread decreased $2.9 million for the three months ended March 31, 2010 to $770 thousand from $3.6 million for the comparable 2009 period. The decrease in net interest spread was primarily attributable to overall declines in yields between periods and the resulting decrease in net interest income on securitized mortgage collateral and securitized mortgage borrowings, as well as an increase in interest expense incurred on the note payable of $276 thousand for the quarter ended March 31, 2010 as compared to none for the comparable 2009 period.   As a result, net interest margin decreased from 0.25% for the three months ended March 31, 2009 to 0.05% for the three months ended March 31, 2010.

During the three months ended March 31, 2010, the yield on interest-earning assets decreased to 18.56% from 49.59% in the comparable 2009 period. The yield on interest-bearing liabilities decreased to 18.47% for the three months ended March 31, 2010 from 47.62% for the comparable 2009 period.  In connection with the fair value accounting for investment securities available-for-sale and securitized mortgage collateral and borrowings, interest income and interest expense is recognized using effective yields based on estimated fair values for these instruments.  The decrease in yield for securitized mortgage collateral and securitized mortgage borrowings is primarily related to the adoption of FAS ASC 820-10-65-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” during the second quarter of 2009.  The fair value of the securitized mortgage collateral and securitized mortgage borrowings increased and the yields decreased as a result of the adoption which clarified the use of quoted prices in determining fair value in markets that are inactive, thus moderating the need to use distressed prices in valuing financial assets and liabilities in illiquid markets as the Company had used in prior periods.  Furthermore, the Company adjusted the investor yield requirement assumptions for senior mortgage backed bonds during the first quarter of 2010 based on market participant expectations for similar mortgage backed bonds.  The increase in fair value and decrease in yields was partially offset by increased future credit losses between periods.  These increases in fair value have decreased the effective yields used for purposes of recognizing interest income and interest expense on these instruments.

Non-Interest Income

Changes in Non-Interest Income

	For the Three Months Ended March 31,
			Increase	%
	2010	2009	(Decrease)	Change
Change in fair value of net trust assets, excluding REO	$7,372	$132,930	$(125,558)	(94)%
Losses from real estate owned	(1,108)	(128,201)	127,093	99
Non-interest income - net trust assets	6,264	4,729	1,535	32
Change in fair value of long-term debt	(291)	12	(303)	(2,525)
Mortgage and real estate services fees	11,325	5,520	5,805	105
Other	8	(12)	20	167
Total non-interest income	$17,306	$10,249	$7,057	69%

Non-interest income—net trust assets.  Since our consolidated and unconsolidated securitization trusts are nonrecourse to the Company, our economic risk is limited to our residual interests in these securitization trusts. To better understand the economics on our residual interests in securitizations, it is necessary to consider the net effect of changes in fair value of net trust assets and losses from real estate owned. All estimated future losses are included in the estimate of the fair value of securitized mortgage collateral and REO. Losses on REO are reported separately in the consolidated statement of operations as REO is a nonfinancial asset which is the only component of trust assets and liabilities that is not recorded at fair value. Therefore, REO value at the time of sale or losses from further write-downs are recorded separately in the Company’s consolidated statement of operations. The net effect of changes in value related to our investment in all trust assets and liabilities is shown as non-interest income—net trust assets, which includes losses from REO.  Non-interest income related to our net trust assets (residual interests in securitizations) was $6.3 million for the three months ended March 31, 2010, compared to $4.7 million in the comparable 2009 period.  The $6.3 million gain on net trust assets was primarily attributable to increased expected net interest spread as a result of a downward shift in the forward LIBOR curve during the three months ended March 31, 2010. The individual components of the non-interest income from net trust assets were comprised of:

Change in fair value of net trust assets, excluding REO.  For the quarter ended March 31, 2010, the Company recognized a $7.4 million gain from the change in fair value of net trust assets, excluding REO.  The net gain recognized during the period was comprised of gains resulting from the increase in fair value of investment securities-for-sale and securitized mortgage collateral of $178 thousand and $681.4 million, respectively. Offsetting these gains were losses  resulting from increases in the fair value of securitized mortgage borrowings and net derivative liabilities of $656.2 million and $18.0 million, respectively.

For the quarter ended March 31, 2009, the Company recognized a $132.9 million gain from the change in fair value of net trust assets, excluding REO.  This gain was comprised of gains resulting from the increase in fair value of investment securities-for-sale and a reduction in the fair value of securitized mortgage borrowings of $905 thousand and $697.2 million, respectively.  Offsetting these gains were reductions in the fair value of securitized mortgage collateral and derivative instruments of $549.0 million and $16.2 million, respectively.

Losses from real estate owned.  Losses from real estate owned were $1.1 million for the three months ended March 31, 2010. This loss was comprised of a $1.8 million loss on sale of real estate owned, coupled with $672 thousand in recovery of the net realizable value during the period.

Losses from real estate owned were $128.2 million for the three months ended March 31, 2009, comprised of $43.9 million in losses from the sale of real estate owned and $84.3 million in additional impairment write-downs.

Change in the fair value of long-term debt.  Change in the fair value of long-term debt was a loss of $291 thousand for the three months ended March 31, 2010, compared to a gain of $12 thousand for the comparable 2009 period.  Long-term debt (consisting of trust preferred securities and junior subordinated notes) is measured based upon an analysis prepared by the Company, which considers the Company’s own credit risk, including consideration of settlements with trust preferred debt holders and discounted cash flow analysis.

Mortgage and real estate services fees.  Revenues generated from these businesses are primarily from the Company’s long-term mortgage portfolio. For the three months ended March 31, 2010, mortgage and real estate services fees, which primarily include loan modification fees and monitoring and surveillance services fees, were $11.3 million compared to $5.5 million in monitoring fees in the comparable 2009 period.  The mortgage and real estate services fees of $11.3 million was primarily comprised of $4.4 million in monitoring and surveillance fees, $3.1 million in loan modification fees, $2.5 million in title and escrow fees, and $732 thousand in servicing income.

Non-Interest Expense

Changes in Non-Interest Expense

	For the Three Months Ended March 31,
			Increase	%
	2010	2009	(Decrease)	Change
General and administrative	$4,778	$4,339	$439	10%
Personnel expense	9,681	6,278	3,403	54
Total operating expense	$14,459	$10,617	$3,842	36%

Total non-interest expense was $14.5 million for the three months ended March 31, 2010, compared to $10.6 million for the comparable period of 2009.  The $3.8 million increase in non-interest expense was primarily attributable to a $3.4 million increase in personnel expense over the previous period as a result of increases in personnel and related costs associated with the initiation of our new mortgage and real estate fee-based business activities.

Results of Operations by Business Segment

Mortgage and Real Estate Services

During 2009, the Company initiated various mortgage and real estate fee-based business activities, including loan modifications, real estate disposition, monitoring and surveillance services, real estate brokerage, mortgage lending and title and escrow services. Although the Company intends to generate fees by providing these services to third parties in the marketplace, the revenues from these business activities have primarily been generated from the Company’s long-term mortgage portfolio. Furthermore, since these business activities are recently formed there remains uncertainty about their future success.

Condensed Statements of Operations Data

	For the Three Months Ended March 31,
			Increase	%
	2010	2009	(Decrease)	Change
Net interest income	$5	$2	$3	150%

Mortgage and real estate services fees	11,325	5,520	5,805	105
Other non-interest income	7	—	7	N/A
Total non-interest income	11,332	5,520	5,812	105

Personnel expense	7,611	2,875	4,736	165
Non-interest expense and income taxes	2,288	1,193	1,095	92
Net earnings	$1,438	$1,454	$(16)	(1)%

For the three months ended March 31, 2010, mortgage and real estate services fees were $11.3 million compared to $5.5 million in the comparable period for 2009.   The mortgage and real estate services fees of $11.3 million was primarily comprised of $4.4 million in monitoring and surveillance fees, $3.1 million in loan modification fees, $2.5 million in title and escrow fees, and $732 thousand in servicing income.

For the three months ended March 31, 2010, personnel expense increased $4.7 million to $7.6 million as a result of increases in personnel and related costs associated with the initiation of the new mortgage and real estate fee-based business activities.

For the three months ended March 31, 2010, non-interest expense and income taxes increased $1.1 million to $2.3 million. The increase is related to higher occupancy and general and administrative expenses associated with the new mortgage and real estate fee-based business activities.

Long-term Portfolio

Condensed Statements of Operations Data

	For the Three Months Ended September 30,
			Increase	%
	2010	2009	(Decrease)	Change
Net interest income	$765	$3,640	$(2,875)	(79)%

Change in fair value of net trust assets, excluding REO	7,372	132,930	(125,558)	(94)
Losses from real estate owned	(1,108)	(128,201)	127,093	99
Non-interest income- net trust assets	6,264	4,729	1,535	32
Change in fair value of long-term debt	(291)	12	(303)	(2,525)
Other non-interest income	1	(12)	13	108
Total non-interest income	5,974	4,729	1,245	26

Personnel expense	2,071	3,403	(1,332)	(39)
Non-interest expense and income taxes	2,574	5,144	(2,570)	(50)
Net earnings (loss)	$2,094	$(178)	$2,272	1,276%

Net earnings (loss) for the three months ended March 31, 2010 increased $2.3 million to $2.1 million, compared to a loss of $178 thousand for the comparable period of 2009.  This increase in net earnings is primarily attributable to a $1.2 million increase in non-interest income, a $1.3 million reduction in personnel expense and a $2.6 million reduction in non-interest expense and income taxes, offset by a $2.9 million decrease in net interest income.

Non-interest income increased $1.2 million primarily due to an increase in non- interest income-net trust assets to  $6.3 million for the three months ended March 31, 2010, compared to $4.7 million for the comparable period in 2009. The increase in the fair value of net trust assets was primarily due to increased expected net interest spread as a result of a downward shift in forward LIBOR rates during the three months ended March 31, 2010. Offsetting the positive changes in fair value related to trust assets was a $291 thousand reduction in the fair value of long-term debt.

Personnel expense decreased $1.3 million during the three months ended March 31, 2010 as a result of reduced personnel associated with the long-term portfolio segment of the Company.

Non-interest expense and income taxes decreased $2.6 million.  The decrease is primarily attributable to a $2.0 million reduction in income tax expense as a result of no amortization or impairment of deferred charge during the three months ended March 31, 2010, as compared to the same period in 2009.

Discontinued Operations

Condensed Statements of Operations Data

	For the Three Months Ended March 31,
			Increase	%
	2010	2009	(Decrease)	Change
Net interest income (expense)	$27	$(413)	$440	107%

Gain on sale of loans	195	42	153	364
Recoveries (provision) for repurchases	53	(756)	809	107
Other non-interest income	1,837	(1,207)	3,044	252
Total non-interest income	2,085	(1,921)	4,006	209

Personnel expense	26	347	(321)	(93)
Lease impairment adjustment	(554)	(334)	(220)	(66)
Non-interest expense and income taxes	254	48	206	429
Net earnings (loss)	$2,386	$(2,395)	$4,781	200%

Net earnings (loss) for discontinued operations was $2.4 million for the three months ended March 31, 2010, compared to a loss of $2.4 million for the comparable period in 2009. Net interest income increased $440 thousand to $27 thousand as a result of reductions in overall interest expense from the decrease in loans held-for-sale resulting from the Settlement Agreement in October 2009 with its reverse repurchase facility lender, which removed any further exposure associated with the loans that secured the line.

Recoveries (provision) for repurchases decreased $809 thousand to a recovery of $53 thousand for the period ended March 31, 2010, compared to a provision of $756 thousand for the same period in 2009. The $809 thousand decrease is the result of settlements reached with whole-loan investors during 2010. Other non-interest income increased $3.0 million during the quarter to $1.8 million as compared to a loss of $(1.2) million in the comparable period in 2009.   The increase in other non-interest income was the result of $1.1 million in gains on REO sales and reductions in the provision for REO write-downs during the three months ended March 31, 2010 as compared to loss on sale of REO and write-downs of REO totaling $(1.2) million for the comparable period in 2009.

The $321 thousand decrease in personnel expense during the three months ended March 31, 2010 over the comparable period was a result of a reduction in personnel expense associated with the discontinuation of the Company’s non-conforming mortgage, retail mortgage, warehouse lending and commercial operations.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

The Company is party to litigation and claims which arise in the ordinary course of business.

On November 9, 2007, and separately on August 25, 2008, two matters were filed against IFC in Orange County in the Superior Court of California, as case nos. 07CC11612 and 00110553, respectively, by Citimortgage, Inc., alleging claims for breach of contract and damages based upon representations and warranties made in conjunction with whole loan sales. These actions seek combined damages in excess of $7.5 million.  In April 2010, these matters were settled for a confidential amount that was included in the Company’s repurchase reserve at March 31, 2010.

On June 28, 2008, a matter was filed against IFC in the Circuit Court of the Eighteenth Judicial District, Dupage County in Illinois, as case no. 2008L000721, by TR Mid America Plaza Corp., seeking damages for breach of contract (a lease agreement) in excess of $1.1 million plus such amount as determined through the date of judgment and payment of attorneys fees and costs.  This matter has been completed through a trial on March 26, 2010 and the Company is responsible for an immaterial amount.

On October 2, 2001, a complaint captioned Deborah Searcy, Shirley Walker, et al. v. Impac Funding Corporation, Impac Mortgage Holdings, Inc. et. al. was filed in the Wayne County Circuit Court, State of Michigan, as a purported class action lawsuit alleging that the defendants violated Michigan’s Secondary Mortgage Loan Act, Credit Reform Act and Consumer Protection Act.  We have recently been advised that the matter was dismissed on July 12, 2006.

Please refer to IMH’s report on Form 10-K for the year ended December 31, 2009 for a description of other litigation and claims.

ITEM 1A:  RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2009 includes a detailed discussion of our risk factors.  The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

Competition in the residential real estate and mortgage services business is intense and may adversely affect our business operations and financial performance; the dominance of a limited number of companies may affect our ability to operate and compete effectively.

Competition in the residential real estate and mortgage services business is intense. Plus, the mortgage business and other businesses in which we have begun operations have recently experienced substantial consolidation. Our competitors include banks, thrifts, credit unions, real estate brokerage firms, title and escrow companies, asset management companies, and mortgage banking companies. Several of our competitors enjoy advantages, including greater financial resources and access to capital, a wider geographic presence, more accessible branch office locations, more aggressive marketing campaigns, better brand recognition, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs.  To compete effectively, we must have a very high level of operational, technological, and managerial expertise, as well as access to capital at a competitive cost. As a result of reduced access to capital, general housing trends, rising delinquencies and defaults and other factors, many mortgage and real estate services firms have recently experienced severe financial difficulty, with some exiting the business or filing for bankruptcy protection, resulting in a consolidation of companies in such industries.  The dominance of a limited number of companies has created greater competition and to the extent that we can not compete effectively, it may adversely affect our business operations and financial performance.

Representations and warranties made by us in our loan sales and securitizations may subject us to liability.

In connection with our loan sales to third parties and our prior securitizations, we transferred mortgages acquired and originated by us to the third parties or into a securitization trust in exchange for cash and, in the case of a securitized mortgage, residual certificates issued by the trust. The trustee, purchaser, bondholder, underwriters, or other entities involved in the issuance of the securities (which may include bond insurers) may have recourse to us with respect to a breach of the representations and warranties made by us at the time such mortgages are transferred or when the securities are created or sold. While we may have recourse to our customers or others for any such breaches, there can be no assurance of their abilities to honor their respective obligations. Furthermore, new and proposed changes to the requirements of issuing securitizations in the future, which may include stronger representations and warranties, greater disclosures, and greater equity involvement, may increase our liability exposure in those transactions.  Also, we previously engaged in bulk whole loan sales pursuant to agreements that generally provide for recourse by the purchaser against us in the event of a breach of one of our representations or warranties, any fraud or misrepresentation during the mortgage origination process, or upon early default on such mortgage. We attempted to limit the potential remedies of such purchasers to the potential remedies we received from the customers from whom we acquired or originated the mortgages. However, in some cases, the remedies available to a purchaser of mortgages from us may be broader or extend longer than those available to us against the sellers of the mortgages and should a purchaser enforce its remedies against us, we are not always able to enforce whatever remedies we have against our customers. Furthermore, if we discover, prior to the sale or transfer of a loan, that there is any fraud or misrepresentation with respect to the mortgage and the originator fails to repurchase the mortgage, then we may not be able to sell the mortgage or we may have to sell the mortgage at a discount.

There has been recent litigation in the mortgage industry related to securitizations.

As defaults, delinquencies, foreclosures, and losses in the real estate market continue, there have been recent lawsuits by various investors, insurers, underwriters and others against various participants in securitizations, such as sponsors, depositors, underwriters, and loan sellers. Some lawsuits have alleged that the mortgage loans had origination defects, that there were misrepresentations made about the mortgage loans and the parties failed to properly disclose the quality of the mortgage loans or repurchase defective loans or that there were other misrepresentations,  lack of representations, or errors in securitization documents. There have been other claims contending errors or misrepresentations in the securitization documents or process itself.  Historically, we both securitized and sold mortgage loans to third parties that may have been deposited or included in pools for securitizations.  We have recently discovered discrepancies in our securitization documents and are working with the parties involved, including holders of the securities, on the issue.  To the extent that we are not successful in correcting the discrepancies or even if we are successful and make revisions to correct the discrepancies, we may be subject to liability.   In connection with these potential claims, we may be asked to repurchase these mortgage loans, provide indemnification against such claims or we may become subject to litigation related to the securitizations. As a result, we may incur significant legal and other expenses in defending against claims and litigation and we may be required to pay settlement costs, damages, penalties or other charges which could adversely affect our financial results.

Our ability to utilize our net operating losses and certain other tax attributes may be limited; any adverse tax determination may affect our liquidity.

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

As part of The Worker, Homeownership, and Business Assistance Act of 2009, the Company received an additional federal income tax refund of $8.9 million.  The Company has recently been notified of an IRS examination to review the related tax periods.  An adverse change of the tax returns as a result of the examination could cause a decrease in our liquidity.

Violation of various federal, state and local laws may result in financial losses.

To the extent we originated and purchased mortgage loans, re-enter the mortgage lending business, or provide title and escrow services, loan modification and debt settlement services, asset management, liquiquidation and oversight services, and other new businesses in which we may commence, applicable state and local laws generally regulate interest rates and other charges, require certain disclosure, and require applicable licensing. In addition, other state and local laws, public policy and general principles of equity relating to the protection of consumers, unfair and deceptive practices and debt collection practices may apply to the origination, servicing and collection of our loans, and title and escrow services. Our business is also subject to various federal laws, including:

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

•                  the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 establishes national minimum standards for mortgage licensees; and

•                  New and proposed legislation affecting the debt settlement business.

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

Similarly, it is possible borrowers may assert that the loan forms we used or acquired, including forms for “interest-only” and “option-ARM” loans for which there is little standardization or uniformity, fail to properly describe the transactions they intended, or that our forms failed to comply with applicable consumer protection statutes or other federal and state laws. This could result in liability for violations of certain provisions of federal and state consumer protection laws and our inability to sell the loans and our obligation to repurchase the loans or indemnify the purchasers.

On November 17, 2008, the Department of Housing and Urban Development (“HUD”) published a new final rule that seeks to simplify and improve disclosures regarding mortgage settlement services and encourage consumers to compare prices for such services by consumers. Parts of the new rule became effective on January 16, 2009 but the majority of the rule had a mandatory effective date of January 1, 2010. The material provisions of the new rule include: new Good Faith Estimate (“GFE”) and HUD-1 forms, permissibility of average cost pricing by settlement service providers, implementation of tolerance limits on various fees from the issuance of the GFE and the HUD-1 provided at closing, and disclosure of the title agent and title underwriter premium splits. We have revised our systems and processes to be compliant with the new rules and implemented our changes as of January 1, 2010. It is too early to determine the impact that these new rules may have on the real estate and settlement services industries, including on the Company.

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

New regulatory laws affecting our operations may affect our ability to re-enter the mortgage market, continue our current operations or commence new operations.

The regulatory environments in which we previously operated, and continue to operate, have an effect on all the activities in which we are engaged and may engage in the future. Changes to the laws, regulations or regulatory policies can affect whether and to what extent we may be able to profitably reenter the mortgage markets, whether we can continue to operate current businesses and whether we can commence new operations. Many states and local governments and the Federal Government have enacted, or may enact laws, or regulations that restrict or prohibit some provisions in some programs or businesses that we have previously participated in, currently participate in or plan to participate in the future. As such, we cannot be sure that in the future we will be able to engage in activities that were similar to those we engaged or participated in the past thereby limiting ability to commence new operations.  As a result, we might be at a competitive disadvantage which would affect our operations and profitability.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:  RESERVED

None.

ITEM 5:  OTHER INFORMATION

On April 23, 2010, the Company issued 30,000 shares of common stock in connection with entering into a marketing services agreement.  This issuance of the shares were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

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

May 17, 2010