Form 10-Q
period 2010-06-30
IMPAC MORTGAGE HOLDINGS INC
filed 2010-08-16
CIK 1000298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

There were 7,763,646 shares of common stock outstanding as of August 13, 2010.

IMPAC MORTGAGE HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1.      CONSOLIDATED FINANCIAL STATEMENTS

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Cash and cash equivalents	$14,912	$25,678
Restricted cash	1,000	1,253
Short-term investments	—	5,002
Trust assets
Investment securities available-for-sale	1,269	813
Securitized mortgage collateral	6,215,213	5,666,122
Derivative assets	39	146
Real estate owned	112,086	142,364
Total trust assets	6,328,607	5,809,445

Assets of discontinued operations	624	4,480
Other assets	28,648	27,054
Total assets	$6,373,791	$5,872,912

LIABILITIES
Trust liabilities
Securitized mortgage borrowings	$6,200,592	$5,659,865
Derivative liabilities	100,762	126,603
Total trust liabilities	6,301,354	5,786,468

Long-term debt	11,357	9,773
Note payable	12,518	31,060
Liabilities of discontinued operations	13,646	19,152
Other liabilities	9,671	11,026
Total liabilities	6,348,546	5,857,479

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Series A junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none issued and outstanding	—	—
Series B 9.375% redeemable preferred stock, $0.01 par value; liquidation value $16,639; 2,000,000 shares authorized, 665,592 noncumulative shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	7	7
Series C 9.125% redeemable preferred stock, $0.01 par value; liquidation value $35,127; 5,500,000 shares authorized; 1,405,086 noncumulative shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	14	14
Common stock, $0.01 par value; 200,000,000 shares authorized; 7,743,746 and 7,698,146 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	77	77
Additional paid-in capital	1,076,315	1,075,707
Net accumulated deficit:
Cumulative dividends declared	(822,520)	(822,520)
Retained deficit	(228,648)	(237,852)
Net accumulated deficit	(1,051,168)	(1,060,372)
Total stockholders’ equity	25,245	15,433
Total liabilities and stockholders’ equity	$6,373,791	$5,872,912

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

INTEREST INCOME	$248,213	$454,258	$528,090	$1,166,907
INTEREST EXPENSE	246,658	451,305	525,765	1,160,312
Net interest income	1,555	2,953	2,325	6,595

NON-INTEREST INCOME:
Change in fair value of net trust assets, excluding REO	(4,244)	54,912	3,128	187,842
Gains (losses) from REO	4,965	(46,723)	3,857	(174,923)
Non-interest income - net trust assets	721	8,189	6,985	12,919

Change in fair value of long-term debt	75	329	(216)	341
Mortgage and real estate services fees	15,677	13,233	27,002	18,782
Other	(103)	(185)	(95)	(226)
Total non-interest income	16,370	21,566	33,676	31,816

NON-INTEREST EXPENSE:
General and administrative	4,630	6,110	9,409	10,449
Personnel expense	10,768	10,359	20,449	16,637
Total non-interest expense	15,398	16,469	29,858	27,086
Earnings from continuing operations before income taxes	2,527	8,050	6,143	11,325
Income tax expense from continuing operations	45	20	129	2,018
Earnings from continuing operations	2,482	8,030	6,014	9,307
Earnings (loss) from discontinued operations, net of tax	804	(4,195)	3,190	(6,591)
Net earnings	3,286	3,835	9,204	2,716
Cash dividends on preferred stock	—	(7,443)	—	(7,443)
Earnings (loss) available to common stockholders before redemption of preferred stock (Note 4)	$3,286	$(3,608)	$9,204	$(4,727)

Earnings (loss) per common share - basic:
Earnings from continuing operations	$0.32	$0.08	$0.78	$0.24
Earnings (loss) from discontinued operations	0.11	(0.55)	0.41	(0.86)
Earnings (loss) available to common stockholders before redemption of preferred stock (Note 4)	$0.43	$(0.47)	$1.19	$(0.62)

Earnings (loss) per common share - diluted:
Earnings from continuing operations	$0.30	$0.08	$0.72	$0.24
Earnings (loss) from discontinued operations	0.09	(0.55)	0.38	(0.86)
Earnings (loss) available to common stockholders before redemption of preferred stock (Note 4)	$0.39	$(0.47)	$1.10	$(0.62)

See accompanying notes to consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Six Months
	Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Earnings from continuing operations	$6,014	$9,307

(Gains) losses from real estate owned	(3,857)	174,923
Amortization and impairment of deferred charge, net	—	1,998
Change in fair value of net trust assets, excluding REO	(67,817)	(297,870)
Change in fair value of long-term debt	216	(341)
Accretion of interest income and expense	224,061	381,079
Stock-based compensation	472	2,858
Net change in other assets and liabilities	(14,727)	(1,864)
Net cash used in operating activities of discontinued operations	(150)	(63,288)
Net cash provided by operating activities	144,212	206,802

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in securitized mortgage collateral	392,211	439,369
Net change in mortgages held-for-investment	141	397
Purchase of premises and equipment	(746)	(284)
Maturity (purchase) of short-term investments	5,000	(5,041)
Net principal change on investment securities available-for-sale	77	2,593
Proceeds from the sale of real estate owned	130,492	407,573
Net cash provided by investing activities of discontinued operations	1,693	5,949
Net cash provided by investing activities	528,868	850,556

CASH FLOWS FROM FINANCING ACTIVITIES:
Settlement of trust preferred securities	—	(3,900)
Repurchase of preferred stock	—	(1,259)
Preferred stock dividends paid	—	(7,443)
Principal payments on notes payable	(18,542)	—
Repayment of securitized mortgage borrowings	(665,308)	(1,042,689)
Proceeds from exercise of stock options	8	—
Net cash used in financing activities of discontinued operations	—	(16,969)
Net cash used in financing activities	(683,842)	(1,072,260)

Net change in cash and cash equivalents	(10,762)	(14,902)
Cash and cash equivalents at beginning of period	25,850	46,228
Cash and cash equivalents at end of period - Continuing Operations	14,912	30,694
Cash and cash equivalents at end of period - Discontinued Operations	176	632
Total cash and cash equivalents at end of period	$15,088	$31,326

NON-CASH TRANSACTIONS (Continuing and Discontinued Operations):
Common stock issued per marketing service agreement	$129	$—
Transfer of loans held-for-sale and held-for-investment to real estate owned	—	9,555
Transfer of securitized mortgage collateral to real estate owned	80,569	192,388
Net effect of consolidation of net trust assets from adoption of accounting principle	119,631	—
Net effect of consolidation of net trust liabilities from adoption of accounting principle	(119,631)	—

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

The Company’s continuing operations include the long-term mortgage portfolio (residual interests in securitizations determined as total trust assets minus total trust liabilities in the consolidated balance sheets) and the mortgage and real estate fee-based business activities conducted by IRES. The discontinued operations include the former non-conforming mortgage and retail operations conducted by IFC and subsidiaries, and warehouse lending operations conducted by IWLG.

The information contained throughout this document is presented on a continuing operations basis, unless otherwise stated.

Financial Statement Presentation

The accompanying unaudited consolidated financial statements of IMH and its subsidiaries (as defined above) have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These interim period condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the United States Securities and Exchange Commission (SEC).

All significant inter-company balances and transactions have been eliminated in consolidation. In addition, certain amounts in the prior periods’ consolidated financial statements have been reclassified to conform to the current year presentation.

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these consolidated financial statements in conformity with GAAP. The items affected by such estimates and assumptions include the valuation of trust assets and trust liabilities, the estimated obligation of repurchase liabilities related to sold loans, the valuation of long-term debt and the carrying amount and evaluation of impairment of loans held-for-sale. Actual results could differ from those estimates and assumptions.

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

The Company recorded income tax expense of $45 thousand and $129 thousand for the three and six months ended June 30, 2010, respectively. Income tax expense for the three and six months ended June 30, 2009 was $20 thousand and $2.0 million, respectively.   The income tax expense for 2010 is the result of state income taxes.  The income tax expense for 2009 is primarily the result of the amount of the deferred charge amortized and/or impaired resulting from credit losses, which does not result in any tax liability required to be paid. The deferred charge represents the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH in prior years. The deferred charge is included in other assets in the accompanying consolidated balance sheets and is amortized as a component of income tax expense in the accompanying consolidated statement of operations over the estimated life of the mortgages retained in the securitized mortgage collateral.

As of December 31, 2009, the Company had estimated federal and California net operating loss carryforwards in the amount of $835.8 million and $837.3 million, respectively, of which $277.6 million (federal) relate to discontinued operations.  Federal and state net operating loss (NOL) carryforwards begin to expire in 2020 and 2013, respectively.  The Company recorded a full valuation allowance against the deferred tax assets as it believes that as of June 30, 2010 it is more likely than not that the deferred tax assets will not be recoverable.

During the fourth quarter of  2009, the Company received a federal income tax refund in the amount of $8.9 million as a result of an election to carryback NOLs five years pursuant to 2009 federal legislation, The Worker, Homeownership, and Business Assistance Act of 2009.   The Company files income tax returns in the U.S. federal and various state jurisdictions.  The Company is subject to routine income tax audits in the various jurisdictions.  A subsidiary of the Company is currently under examination by the Internal Revenue Service for tax year 2008.  Management believes that there are no unresolved issues or claims likely to be material to our financial position.  As of June 30, 2010, the Company has no material uncertain tax positions.

Legal Proceedings

The Company is party to litigation and claims which arise in the ordinary course of business.

With respect to Sheldon Pittleman v. Impac Mortgage Holdings, Inc., et al, which is further described in the Company’s Form 10-K for the year ended December 31, 2009, on June 29, 2010, the United States Court of Appeals for the Ninth Circuit affirmed the District’s Court’s dismissal of the plaintiff’s Third Amended Complaint.

Please refer to IMH’s reports on Form 10-K for the year ended December 31, 2009 and Form 10-Q for the quarter ended March 31, 2010 for a description of other litigation and claims.

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

The following table presents the estimated fair value of financial instruments included in the consolidated financial statements as of the dates indicated:

	June 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$14,912	$14,912	$25,678	$25,678
Restricted cash	1,000	1,000	1,253	1,253
Short-term investments	—	—	5,002	5,002
Investment securities available-for-sale	1,269	1,269	813	813
Securitized mortgage collateral	6,215,213	6,215,213	5,666,122	5,666,122
Derivative assets	39	39	146	146

Liabilities
Securitized mortgage borrowings	6,200,592	6,200,592	5,659,865	5,659,865
Derivative liabilities	100,762	100,762	126,603	126,603
Long-term debt	11,357	11,357	9,773	9,773
Note payable	12,518	11,511	31,060	27,789

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

As a result of the lack of observable market data resulting from inactive markets, the Company has classified its investment securities available-for-sale, securitized mortgage collateral and borrowings, net derivative liabilities and long-term debt as Level 3 fair value measurements at June 30, 2010 and December 31, 2009. Level 3 assets and liabilities were 100% of total assets and total liabilities measured at estimated fair value at June 30, 2010 and December 31, 2009.

Recurring Fair Value Measurements

We assess our financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by ASC Topic 810. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the beginning of the reporting period. There were no material transfers between our Level 1 and Level 2 classified instruments during the three and six months ended June 30, 2010.  The adoption of ASU 2009-17 resulted in the Company consolidating and deconsolidating certain trust assets and liabilities at fair value as of January 1, 2010.   The details of the effect of the adoption of this standard  are illustrated in Note 1.—Summary of Business, Significant Accounting Policies and Legal Proceedings.

The following tables present the Company’s assets and liabilities that are measured at estimated fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option at June 30, 2010 and December 31, 2009, based on the fair value hierarchy:

	Recurring Fair Value Measurements
	June 30, 2010			December 31, 2009
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investment securities available-for-sale	$—	$—	$1,269	$—	$—	$813
Securitized mortgage collateral	—	—	6,215,213	—	—	5,666,122
Total assets at fair value	$—	$—	$6,216,482	$—	$—	$5,666,935

Liabilities
Securitized mortgage borrowings	$—	$—	$6,200,592	$—	$—	$5,659,865
Derivative liabilities, net (1)	—	—	100,723	—	—	126,457
Long-term debt	—	—	11,357	—	—	9,773
Total liabilities at fair value	$—	$—	$6,312,672	$—	$—	$5,796,095

(1)          At June 30, 2010, derivative liabilities, net included $39 thousand in derivative assets and $100.8 million in derivative liabilities, included within trust assets and trust liabilities, respectively. At December 31, 2009, derivative liabilities, net included $146 thousand in derivative assets and $126.6 million in derivative liabilities, included within trust assets and trust liabilities, respectively.

The following tables present a reconciliation for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2010 and 2009:

	Level 3 Recurring Fair Value Measurements
	For the three months ended June 30, 2010
	Investment securities available- for-sale	Securitized mortgage collateral	Securitized mortgage borrowings	Derivative liabilities, net	Long-term debt
Fair value, March 31, 2010	$670	$6,366,855	$(6,351,890)	$(117,876)	$(10,732)
Total gains (losses) included in earnings:
Interest income (1)	66	123,970	—	—	—
Interest expense (1)	—	—	(221,491)	—	(700)
Change in fair value	541	(30,644)	37,152	(11,293)	75
Total gains (losses) included in earnings	607	93,326	(184,339)	(11,293)	(625)
Transfers in and/or out of Level 3	—	—	—	—	—
Purchases, issuances and settlements	(8)	(244,968)	335,637	28,446	—
Fair value, June 30, 2010	$1,269	$6,215,213	$(6,200,592)	$(100,723)	$(11,357)

Unrealized gains (losses) still held (2)	$969	$(5,206,813)	$6,909,596	$(101,937)	$59,406

(1)          Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. The total net interest income, including cash received and paid, was $1.6 million for the three months ended June 30, 2010, as reflected in the accompanying consolidated statement of operations.

(2)          Represents the amount of unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held and reflected in the fair values at June 30, 2010.

	Level 3 Recurring Fair Value Measurements
	For the three months ended June 30, 2009
	Investment securities available- for-sale	Securitized mortgage collateral	Securitized mortgage borrowings	Derivative liabilities, net	Long-term debt
Fair value, March 31, 2009	$1,322	$5,505,729	$(5,691,028)	$(232,320)	$(11,090)
Total gains (losses) included in earnings:
Interest income (1)	53	233,411	—	—	—
Interest expense (1)	—	—	(417,215)	—	(325)
Change in fair value	805	594,624	(536,336)	(4,181)	329
Total gains (losses) included in earnings	858	828,035	(953,551)	(4,181)	4
Transfers in and/or out of Level 3	—	—	—	—	—
Purchases, issuances and settlements	(848)	(315,373)	563,942	51,829	1,289
Fair value, June 30, 2009	$1,332	$6,018,391	$(6,080,637)	$(184,672)	$(9,797)

Unrealized gains (losses) still held (2)	$27	$(7,070,940)	$8,303,670	$(187,188)	$63,823

(1)          Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. The total net interest income, including cash received and paid, was $3.0 million for the three months ended June 30, 2009, as reflected in the accompanying consolidated statement of operations.

(2)          Represents the amount of unrealized (losses) gains relating to assets and liabilities classified as Level 3 that are still held and reflected in the fair values at June 30, 2009.

	Level 3 Recurring Fair Value Measurements
	For the six months ended June 30, 2010
	Investment securities available- for-sale	Securitized mortgage collateral	Securitized mortgage borrowings	Derivative liabilities, net	Long-term debt
Fair value, December 31, 2009	$813	$5,666,122	$(5,659,865)	$(126,457)	$(9,773)
Total gains (losses) included in earnings:
Interest income (1)	113	254,199	—	—	—
Interest expense (1)	—	—	(477,004)	—	(1,368)
Change in fair value	718	650,765	(619,047)	(29,308)	(216)
Total gains (losses) included in earnings	831	904,964	(1,096,051)	(29,308)	(1,584)
Adoption of ASU 2009-17 (2)	(298)	116,907	(110,618)	(9,013)	—
Transfers in and/or out of Level 3	—	—	—	—	—
Purchases, issuances and settlements	(77)	(472,780)	665,942	64,055	—
Fair value, June 30, 2010	$1,269	$6,215,213	$(6,200,592)	$(100,723)	$(11,357)

(1)          Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. The total net interest income, including cash received and paid, was $2.3 million for the six months ended June 30, 2010, as reflected in the accompanying consolidated statement of operations.

(2)          Amounts represent the consolidation and deconsolidation of trust assets and liabilities as a result of the adoption of ASU 2009-17 on January 1, 2010.

	Level 3 Recurring Fair Value Measurements
	For the six months ended June 30, 2009
	Investment securities available- for-sale	Securitized mortgage collateral	Securitized mortgage borrowings	Derivative liabilities, net	Long-term debt
Fair value, December 31, 2008	$2,068	$5,894,424	$(6,193,984)	$(273,547)	$(15,403)
Total gains (losses) included in earnings:
Interest income (1)	147	710,121	—	—	—
Interest expense (1)	—	—	(1,091,022)	—	(325)
Change in fair value	1,710	45,603	160,867	(20,338)	341
Total gains (losses) included in earnings	1,857	755,724	(930,155)	(20,338)	16
Transfers in and/or out of Level 3	—	—	—	—	—
Purchases, issuances and settlements	(2,593)	(631,757)	1,043,502	109,213	5,590
Fair value, June 30, 2009	$1,332	$6,018,391	$(6,080,637)	$(184,672)	$(9,797)

(1)          Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. The total net interest income, including cash received and paid, was $6.6 million for the six months ended June 30, 2009, as reflected in the accompanying consolidated statements of operations.

The following tables present the changes in recurring fair value measurements included in net earnings (loss) for the three and six months ended June 30, 2010 and 2009:

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Earnings
	For the three months ended June 30, 2010
			Change in Fair Value of
	Interest Income (1)	Interest Expense (1)	Net Trust Assets		Long-term Debt	Total
Investment securities available-for-sale	$66	$—	$541		$—	$607
Securitized mortgage collateral	123,970	—	(30,644)		—	93,326
Securitized mortgage borrowings	—	(221,491)	37,152		—	(184,339)
Derivative instruments, net	—	—	(11,293	)(2)	—	(11,293)
Long-term debt	—	(700)	—		75	(625)
Total	$124,036	$(222,191)	$(4,244)		$75	$(102,324)

(1)          Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. The total net interest income, including cash received and paid, was $1.6 million for the three months ended June 30, 2010, as reflected in the accompanying consolidated statement of operations.

(2)          Included in this amount is $17.5 million in changes in the fair value of derivative instruments, offset by $28.8 million in cash payments from the securitization trusts for the three months ended June 30, 2010.

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Loss
	For the three months ended June 30, 2009
			Change in Fair Value of
	Interest Income (1)	Interest Expense (1)	Net Trust Assets		Long-term Debt	Total
Investment securities available-for-sale	$53	$—	$805		$—	$858
Securitized mortgage collateral	233,411	—	594,624		—	828,035
Securitized mortgage borrowings	—	(417,215)	(536,336)		—	(953,551)
Derivative instruments, net	—	—	(4,181	)(2)	—	(4,181)
Long-term debt	—	(325)	—		329	4
Total	$233,464	$(417,540)	$54,912		$329	$(128,835)

(1)          Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. The total net interest income, including cash received and paid, was $3.0 million for the three months ended June 30, 2009, as reflected in the accompanying consolidated statement of operations.

(2)          Included in this amount is $48.0 million in changes in the fair value of derivative instruments, offset by $52.2 million in cash payments from the securitization trusts for the three months ended June 30, 2009.

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Earnings
	For the six months ended June 30, 2010
			Change in Fair Value of
	Interest Income (1)	Interest Expense (1)	Net Trust Assets		Long-term Debt	Total
Investment securities available-for-sale	$113	$—	$718		$—	$831
Securitized mortgage collateral	254,199	—	650,765		—	904,964
Securitized mortgage borrowings	—	(477,004)	(619,047)		—	(1,096,051)
Derivative instruments, net	—	—	(29,308)	(2)	—	(29,308)
Long-term debt	—	(1,368)	—		(216)	(1,584)
Total	$254,312	$(478,372)	$3,128	(3)	$(216)	$(221,148)

(1)          Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. The total net interest income, including cash received and paid, was $2.3 million for the six months ended June 30, 2010, as reflected in the accompanying consolidated statement of operations.

(2)          Included in this amount is $35.4 million in changes in the fair value of derivative instruments, offset by $64.7 million in cash payments from the securitization trusts for the six months ended June 30, 2010.

(3)          For the six months ended June 30, 2010, change in the fair value of trust assets, excluding REO was $3.1 million.  Excluded from the $67.8 million change in fair value of net trust assets, excluding REO, in the accompanying consolidated statement of cash flows is $64.7 million in cash payments from the securitization trusts related to the Company’s net derivative liabilities.

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Loss
	For the six months ended June 30, 2009
			Change in Fair Value of
	Interest Income (1)	Interest Expense (1)	Net Trust Assets		Long-term Debt	Total
Investment securities available-for-sale	$147	$—	$1,710		$—	$1,857
Securitized mortgage collateral	710,121	—	45,603		—	755,724
Securitized mortgage borrowings	—	(1,091,022)	160,867		—	(930,155)
Derivative instruments, net	—	—	(20,338)	(2)	—	(20,338)
Long-term debt	—	(325)	—		341	16
Total	$710,268	$(1,091,347)	$187,842	(3)	$341	$(192,896)

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

Investment securities available-for-sale—The Company elected to carry all of its investment securities available-for-sale at fair value. The investment securities consist primarily of non-investment grade mortgage-backed securities. The fair value of the investment securities is measured based upon the Company’s expectation of inputs that other market participants would use. Such assumptions include judgments about the underlying collateral, prepayment speeds, future credit losses, forward interest rates and certain other factors.  Given the market disruption and lack of observable market data as of June 30, 2010 and December 31, 2009, the estimated fair value of the investment securities available-for-sale was measured using significant internal expectations of market participants’ assumptions.

Securitized mortgage collateral—The Company elected to carry all of its securitized mortgage collateral at fair value. These assets consist primarily of non-conforming mortgage loans securitized between 2002 and 2007.  Fair value measurements are based on the Company’s internal models used to compute the net present value of future expected cash flows, with observable market participant assumptions, where available. The Company’s assumptions include its expectations of inputs that other market participants would use in pricing these assets. These assumptions include judgments about the underlying collateral, prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors.  As of June 30, 2010, securitized mortgage collateral had an unpaid principal balance of $11.4 billion, compared to an estimated fair value of $6.2 billion. The aggregate unpaid principal balance exceeds the fair value by $5.2 billion at June 30, 2010.  As of June 30, 2010, the unpaid principal balance of loans 90 days or more past due was $2.3 billion compared to an estimated fair value of $0.7 billion. The aggregate unpaid principal balances of loans 90 days or more past due exceed the fair value by $1.6 billion at June 30, 2010.

Securitized mortgage borrowings—The Company elected to carry all of its securitized mortgage borrowings at fair value. These borrowings consist of individual tranches of bonds issued by securitization trusts and are primarily backed by non-conforming mortgage loans. Fair value measurements include the Company’s judgments about the underlying collateral and assumptions such as prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of June 30, 2010, securitized mortgage borrowings had an outstanding principal balance of $13.1 billion compared to an estimated fair value of $6.2 billion. The aggregate outstanding principal balance exceeds the fair value by $6.9 billion at June 30, 2010.

Long-term debt—The Company elected to carry all of its long-term debt (consisting of trust preferred securities and junior subordinated notes) at fair value. These securities are measured based upon an analysis prepared by management, which considered the Company’s own credit risk, including settlements with trust preferred debt holders and discounted cash flow analysis. As of June 30, 2010, long-term debt had an unpaid principal balance of $70.5 million compared to an estimated fair value of $11.4 million. The aggregate unpaid principal balance exceeds the fair value by $59.1 million at June 30, 2010.

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

The following tables present financial and non-financial assets and liabilities measured using nonrecurring fair value measurements at June 30, 2010 and 2009, respectively:

	Nonrecurring Fair Value Measurements			Total Gains (Losses)
	June 30, 2010			For the Three Months Ended	For the Six Months Ended
	Level 1	Level 2	Level 3	June 30, 2010 (5)	June 30, 2010 (5)
Loans held-for-sale	$—	$—	$—	$(195)	$(220)
REO (1)	—	70,326	—	(200)	828
Lease liability (2)	—	—	(2,776)	78	557
Deferred charge (3)	—	—	13,144	—	—
Intangible asset (4)	—	—	1,000	—

(1)         The $70.3 million in REO is within continuing operations at June 30, 2010.  For the three months ended June 30, 2010, the $200 thousand loss related to additional impairment write-downs during the period was within continuing operations.  For the six months ended June 30, 2010, the $828 thousand gains during the period included $473 thousand and $355 thousand within continuing and discontinued operations, respectively.

(2)         Amounts are included in discontinued operations.  For the three and six months ended June 30, 2010, the Company recorded $78 thousand and $557 thousand in recoveries resulting from reductions in lease liabilities as a result of changes in our expected minimum future lease payments, respectively.

(3)          Amounts are included in continuing operations. For the three and six months ended June 30, 2010, the Company recorded zero in income tax expense resulting from impairment write-downs based on changes in estimated cash flows and lives of the related mortgages retained in the securitized mortgage collateral.

(4)          Amount is included in other assets in the accompanying consolidated balance sheets.

(5)          Total gains reflect gains and losses from all nonrecurring measurements during the period.

	Non-recurring Fair Value Measurements			Total Gains (Losses)
	June 30, 2009			For the Three Months Ended	For the Six Months Ended
	Level 1	Level 2	Level 3	June 30, 2009	June 30, 2009
Loans held-for-sale (1)	$—	$—	$85,235	$(7,445)	$(7,517)
REO (2)	—	172,019	—	(9,580)	(95,238)
Lease liability (3)	—	—	(3,935)	2,503	2,560
Deferred charge (4)	—	—	13,144	—	—

(1)         Includes $332 thousand and $84.9 million of loans held-for-sale within continuing and discontinued operations, respectively at June 30, 2009.

(2)         Includes $167.3 million and $4.7 million in REO within continuing and discontinued operations, respectively at June 30, 2009.  For the three months ended June 30, 2009, the $9.6 million loss related to additional impairment write-downs during the period included $9.1 million and $0.5 million within continuing and discontinued operations, respectively.  For the six months ended June 30, 2009, the $95.2 million loss related to additional impairment write-downs during the period included $93.3 million and $1.9 million within continuing and discontinued operations, respectively.

(3)         Amounts are included in discontinued operations.  For the three and six months ended June 30, 2009, the Company recorded $2.5 million and $2.6 million in gains resulting from reductions in lease liabilities as a result of changes in our expected minimum future lease payments, respectively.

(4)          Amounts are included in continuing operations. For the three months ended June 30, 2009, the Company recorded zero in income tax expense resulting from impairment write-downs based on changes in estimated cash flows and lives of the related mortgages retained in the securitized mortgage collateral.

Loans held-for-sale—Loans held-for-sale for which the fair value option was not elected are carried at the lower of cost or market (LOCOM). When available, such measurements are based upon what secondary markets offer for portfolios with similar characteristics, and are considered Level 2 measurements. If market pricing is not available, such measurements are significantly impacted by the Company’s expectations of other market participants’ assumptions, and are considered Level 3 measurements. The Company utilizes internal pricing processes to estimate the fair value of loans held-for-sale, which is based on recent loan sales and estimates of the fair value of the underlying collateral. Loans held-for-sale, which are primarily included in assets of discontinued operations, are considered Level 3 fair value measurements at June 30, 2010 and December 31, 2009 based on the lack of observable market inputs.

Real estate owned—REO consists of residential real estate acquired in satisfaction of loans. Upon foreclosure, REO is adjusted to the estimated fair value of the residential real estate less estimated selling and holding costs, offset by expected contractual mortgage insurance proceeds to be received, if any. Subsequently, REO is recorded at the lower of carrying value or estimated fair value less costs to sell. Fair values of REO are generally based on observable market inputs, and considered Level 2 measurements at June 30, 2010.

Lease liability—In connection with the discontinuation of our non-conforming mortgage, retail mortgage, warehouse lending and commercial operations, a significant amount of office space that was previously occupied is no longer being used by the Company. The Company has subleased a significant amount of this office space. The Company has recorded a liability, included within discontinued operations, representing the present value of the minimum lease payments over the remaining life of the lease, offset by the expected proceeds from sublet revenue related to this office space. This liability is based on present value techniques that incorporate the Company’s judgments about estimated sublet revenue and discount rates. Therefore, this liability is considered a Level 3 measurement at June 30, 2010.

Deferred charge—Deferred charge represents the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH in prior years. The deferred charge is amortized as a component of income tax expense over the estimated life of the mortgages retained in the securitized mortgage collateral. The Company evaluates the deferred charge for impairment quarterly using internal estimates of estimated cash flows and lives of the related mortgages retained in the securitized mortgage collateral. Deferred charge is considered a Level 3 measurement at June 30, 2010.

Intangible asset—Intangible assets deemed to have an indefinite life are tested annually for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment losses are recognized if carrying amount of an intangible asset exceeds its estimated fair value. Intangible asset is considered a Level 3 measurement at June 30, 2010.

Note 3.—Stock Options

The fair value of stock options granted, which is amortized to expense over the service period, is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions:

Six Months
Ended June 30,
2009
Risk-free interest rate	2.86%
Expected lives (in years)	5.50
Expected volatility (1)	259.16%
Expected dividend yield (2)	0.00%
Grant date fair value of share options	$0.53

(1)          Expected volatility is based on the historical volatility of the Company’s stock over the expected life of the stock option.

(2)          Expected dividend yield is zero because a dividend on the common stock was not probable over the expected life of the options granted during the six months ended June 30, 2009.

There were no options granted during the six months ended June 30, 2010.

The following table summarizes activity, pricing and other information for the Company’s stock options for the six months ended June 30, 2010:

		Weighted-
		Average
	Number of	Exercise
	Shares	Price ($)
Options outstanding at January 1, 2010	1,294,585	$13.47
Options granted	—	—
Options exercised	15,600	0.53
Options forfeited / cancelled	20,967	14.65
Options outstanding at June 30, 2010	1,258,018	$13.61
Options exercisable at June 30, 2010	1,237,534	$13.41

As of June 30, 2010, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock-based incentive compensation plan.

Note 4.—Reconciliation of Earnings Per Share

The following table presents the computation of basic and diluted earnings (loss) per common share, including the dilutive effect of stock options and cumulative redeemable preferred stock outstanding for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Numerator for basic earnings (loss) per share:
Earnings from continuing operations	$2,482	$8,030	$6,014	$9,307
Cash dividends on cumulative redeemable preferred stock	—	(7,443)	—	(7,443)
Earnings (loss) from discontinued operations	804	(4,195)	3,190	(6,591)
Earnings (loss) per share available to common stockholders before redemption of preferred stock (1)	$3,286	$(3,608)	$9,204	$(4,727)
Denominator for basic earnings (loss) per share (2):
Weighted average number of common shares outstanding during the period	7,723	7,618	7,711	7,618
Denominator for diluted earnings per share (2):
Weighted average number of common shares outstanding during the period	7,723	7,618	7,711	7,618
Net effect of dilutive stock options	625	—	622	—
Diluted weighted average common shares	8,348	7,618	8,333	7,618

Earnings (loss) per common share - basic:
Earnings from continuing operations	$0.32	$0.08	$0.78	$0.24
Earnings (loss) from discontinued operations	0.11	(0.55)	0.41	(0.86)
Earnings (loss) per share available to common stockholders before redemption of preferred stock (1)	$0.43	$(0.47)	$1.19	$(0.62)

Earnings (loss) per common share - diluted:
Earnings from continuing operations	$0.30	$0.08	$0.72	$0.24
Earnings (loss) from discontinued operations	0.09	(0.55)	0.38	(0.86)
Earnings (loss) per share available to common stockholders before redemption of preferred stock (1)	$0.39	$(0.47)	$1.10	$(0.62)

(1)          As discussed below, the difference between the carrying value of the tendered preferred stock ($106.1 million) and the amount paid for the shares ($1.3 million) was recognized as a decrease in retained deficit in 2009. Including the redemption, total basic and diluted earnings per share from continuing operations available to common stockholders for the three and six month period ended June 30, 2009, were $13.29 and $13.14, respectively.

(2)          Share amounts presented in thousands.

In June 2009, the Company completed the Offer to Purchase and Consent Solicitation (the “Offer to Purchase”) of all of its 9.375% Series B Cumulative Redeemable Preferred Stock and 9.125% Series C Cumulative Redeemable Preferred Stock (which are sometimes collectively hereinafter referred to as the Preferred Stock). The aggregate purchase price for the Preferred Stock was $1.3 million. In addition, in connection with completing the Offer to Purchase the Company paid $7.4 million of accumulated but unpaid dividends on its Preferred Stock.  With the total cash payment of $8.7 million, the Company eliminated $109.5 million of liquidation preference on its Preferred Stock. After the completion of the Offer to Purchase, the Company has outstanding $52.3 million liquidation preference of Series B and Series C Preferred Stock. As this transaction is considered a redemption for accounting purposes, in accordance with FASB ASC 505-10 and 260-10-S99, the difference between the carrying value of the tendered preferred stock ($106.1 million) and the amount paid for the shares ($1.3 million) was recognized as a decrease in retained deficit in 2009. Including the redemption, total basic and diluted earnings per share from continuing operations available to common stockholders for the three and six month ended June 30, 2009, were $13.29 and $13.14, respectively.

For the three and six months ended June 30, 2010, stock options to purchase 452 thousand shares were outstanding but not included in the above weighted average share calculations because they were anti-dilutive.

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

Note 5.—Segment Reporting

The Company has three reporting segments, consisting of the long-term mortgage portfolio, mortgage and real estate services and discontinued operations. The following tables present the selected financial data and operating results by reporting segment for the periods indicated:

		Mortgage and
	Long-term	Real Estate	Discontinued
	Portfolio	Services	Operations	Reclassifications (1)	Consolidated
Balance sheet items as of June 30, 2010:
Cash and cash equivalents	$710	$14,202	$176	$(176)	14,912
Restricted cash	—	1,000	391	(391)	1,000
Securitized mortgage collateral	6,215,213	—	—	—	6,215,213
Other assets	126,124	15,918	57	(57)	142,042
Total assets	6,342,047	31,120	624	—	6,373,791
Total liabilities	6,329,416	5,484	13,646	—	6,348,546
Total stockholders’ equity (deficit)	12,631	25,636	(13,022)	—	25,245

Balance sheet items as of December 31, 2009:
Cash and cash equivalents	$7,940	$17,738	$172	$(172)	25,678
Restricted cash	—	1,253	501	(501)	1,253
Short-term investment	5,002	—	—	—	5,002
Securitized mortgage collateral	5,666,122	—	—	—	5,666,122
Loans held-for-sale	—	—	2,371	(2,371)	—
Other assets	162,829	7,548	1,436	(1,436)	170,377
Total assets	5,841,893	26,539	4,480	—	5,872,912
Total liabilities	5,831,936	6,391	19,152	—	5,857,479
Total stockholders’ equity (deficit)	9,957	20,148	(14,672)	—	15,433

		Mortgage and
	Long-term	Real Estate	Discontinued
	Portfolio	Services	Operations	Reclassifications (1)	Consolidated
Statement of Operations Items
for the three months ended June 30, 2010:
Net interest income	$1,549	$6	$17	$(17)	$1,555
Non-interest income- net trust assets	721	—	—	—	721
Mortgage and real estate services fees	—	15,677	—	—	15,677
Other non-interest income (expense)	(23)	(5)	48	(48)	(28)
Non-interest expense and income taxes	(4,574)	(10,869)	739	(739)	(15,443)
(Loss) earnings from continuing operations	$(2,327)	$4,809			2,482
Earnings from discontinued operations, net of tax			$804		804
Net earnings					$3,286

Statement of Operations Items
for the six months ended June 30, 2010:
Net interest income (expense)	$2,314	$11	$44	$(44)	$2,325
Non-interest income- net trust assets	6,985	—	—	—	6,985
Mortgage and real estate services fees	—	27,002	—	—	27,002
Other non-interest income (expense)	(313)	2	2,133	(2,133)	(311)
Non-interest expense and income taxes	(9,218)	(20,769)	1,013	(1,013)	(29,987)
(Loss) earnings from continuing operations	$(232)	$6,246			6,014
Earnings from discontinued operations, net of tax			$3,190		3,190
Net earnings					$9,204

		Mortgage and
	Long-term	Real Estate	Discontinued
	Portfolio	Services	Operations	Reclassifications (1)	Consolidated
Statement of Operations Items
for the three months ended June 30, 2009:
Net interest income (expense)	$2,961	$(8)	$(665)	$665	$2,953
Non-interest income- net trust assets	8,189	—	—	—	8,189
Mortgage and real estate services fees	—	13,233	—	—	13,233
Other non-interest income (expense)	301	(157)	(6,859)	6,859	144
Non-interest expense and income taxes	(8,992)	(7,497)	3,329	(3,329)	(16,489)
Earnings from continuing operations	$2,459	$5,571			8,030
Loss from discontinued operations, net of tax			$(4,195)		(4,195)
Net earnings					$3,835

Statement of Operations Items
for the six months ended June 30, 2009:
Net interest income (expense)	$6,601	$(6)	$(1,078)	$1,078	$6,595
Non-interest income- net trust assets	12,919	—	—	—	12,919
Mortgage and real estate services fees	—	18,782	—	—	18,782
Other non-interest income (expense)	301	(186)	(8,780)	8,780	115
Non-interest expense and income taxes	(17,539)	(11,565)	3,267	(3,267)	(29,104)
Earnings from continuing operations	$2,282	$7,025			9,307
Loss from discontinued operations, net of tax			$(6,591)		(6,591)
Net earnings					$2,716

(1)          Amounts represent reclassifications of activity in the discontinued operations segment into loss from discontinued operations, net of tax as presented in the accompanying consolidated statements of operations.

Note 6.—Real Estate Owned (REO)

The Company’s REO consisted of the following:

	June 30, 2010	December 31, 2009
REO	$133,283	$176,800
Impairment (1)	(21,125)	(34,080)
Ending balance	$112,158	$142,720

REO inside trusts	$112,086	$142,364
REO outside trusts	72	356
Total	$112,158	$142,720

(1)          Impairment represents the cumulative write-downs of REO to estimated net realizable value subsequent to foreclosure.

Note 7.—Long-term Debt

Trust Preferred Securities

The following table shows the remaining balance of Trust Preferred Securities issued as of June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
Trust preferred securities (1)	$8,500	$8,500
Common securities	263	263
Fair value adjustment	(6,134)	(6,501)
Total	$2,629	$2,262

(1)          Stated maturity of July 30, 2035. Redeemable at par at any time after July 30, 2010. Requires quarterly distributions initially at a fixed rate of 8.55% per annum through July 30, 2010 and thereafter at a variable rate of three-month LIBOR plus 3.75% per annum.

Junior Subordinated Notes

The following table shows the remaining balance of junior subordinated notes issued as of June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
Junior subordinated notes (1)	$62,000	$62,000
Fair value adjustment	(53,272)	(54,489)
Total	$8,728	$7,511

(1)          Stated maturity of March 2034. Requires quarterly distributions initially at a fixed rate of 2.00% through 2013 with increases of 1.00% per annum through 2017. Starting in 2018, the interest rates become variable at three-month LIBOR plus 3.75% per annum.

Note 8.—Note Payable

In October 2009, the Company entered into a settlement agreement (the Settlement Agreement) with its remaining reverse repurchase facility lender to settle the restructured financing. The Settlement Agreement retired the facility and removed any further exposure associated with the line or the loans that secured the line. Pursuant to the terms of the Settlement Agreement, the Company settled the $140.0 million balance of the reverse repurchase line by (i) transferring the loans securing the line to the lender at their approximate carrying values, (ii) making in a cash payment of $20.0 million and (iii) entering into a credit agreement with the lender (the Credit Agreement) for a $33.9 million note payable. The borrowing under the Credit Agreement, which is to be paid over 18 months, bears interest at a rate of one-month LIBOR plus 350 basis points and requires a monthly principal and interest payment of $1.5 million. An additional $10.0 million principal payment was due and paid in April 2010 as part of the Credit Agreement. At June 30, 2010, the balance of the note payable was $12.5 million.

The borrowing under the Credit Agreement may be prepaid by the Company at any time. Upon any sale of assets, excluding mortgage assets, issuance of debt, excluding warehouse borrowings, or equity by the Company, then all of the proceeds there from are required to be applied to the borrowing under the Credit Agreement.

In addition to the restrictions above, the Credit Agreement requires the Company to maintain certain business and financial covenants until the borrowing is paid in full. These covenants place several restrictions on the Company and its operations, including limiting its ability to pay dividends, issue equity interests, make investments over certain amounts without prior consent or enter into any transaction to merge or consolidate. The covenants also require the Company to maintain cash and cash equivalents of $10.0 million (based on certain calculations) and stockholders’ equity greater than zero (based on certain calculations). At June 30, 2010, the Company was in compliance with these covenants.

Note 9.—Warehouse Line

On June 24, 2010, the Company, through IRES and its subsidiaries, entered into a Master Repurchase Agreement with East West Bank providing a $10 million warehouse facility. The warehouse facility will be used to fund and will be secured by single family residential mortgage loans that are held for sale. As of June 30, 2010, there were no borrowings against this facility. The agreement expires June 2011. The rate range in excess of one month LIBOR is 4.00%, with a floor no less than 5.00%.  Under the terms of the warehouse facility, IRES and its subsidiaries are required to maintain various financial and other covenants, including maintaining a minimum tangible net worth of $17.0 million and cash or cash equivalents of at least $5.0 million.

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

The Mortgage Industry and Discussion of Relevant Fiscal Periods

The mortgage industry is continually vulnerable to current events that occur in the financial services industry. These events include changes in economic indicators, government regulation, interest rates, price competition, geographic shifts, disposable income, housing prices, market liquidity, market anticipation, and customer perception, as well as others. The factors that affect the industry change rapidly and can be unforeseeable.

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

For the three and six months ended June 30, 2010, mortgage and real estate services fees were $15.7 million and $27.0 million, respectively.  The mortgage and real estate services fees of $15.7 million for the three months ended June 30, 2010, was primarily comprised of $7.8 million in monitoring, surveillance and recovery fees, $3.5 million in title and escrow fees, $2.7 million in loan modification fees, and $1.7 million in servicing income.  The mortgage and real estate services fees of $27.0 million for the six months ended June 30, 2010, was primarily comprised of $12.8 million in monitoring, surveillance and recovery fees, $6.0 million in title and escrow fees, $5.8 million in loan modification fees, and $2.4 million in servicing income.  Although the Company intends to generate more fees by providing these services to third parties in the marketplace, the revenues from these businesses have primarily been generated from the Company’s long-term mortgage portfolio.  Furthermore, since these businesses are recently established there remains uncertainty about their future success.  During the first quarter of 2010, the Company began to expand the portfolio surveillance and recovery services operations and entered into an agreement with a third party to assist in credit risk management and portfolio surveillance services.

In June 2010, the Company signed a definitive agreement with a regional bank providing the Company with a $10 million warehouse facility.  This facility provides the company with a funding source to originate residential conforming loans that are eligible for sale to HUD and other government-sponsored enterprises.  As of June 30, 2010, there were no borrowings against this facility. The interest rate on the facility is one month LIBOR plus 4.00%, with a floor no less than 5.00%. The agreement expires June 2011.

Liquidity and capital resources

During the first six months of 2010, the Company continued to fund its operations primarily from the cash flows generated from its long-term mortgage portfolio, which included mortgage and real estate services fees and cash flows from our residual interests in securitizations.

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

To understand the financial position of the Company better, we believe it is important to understand the composition of the Company’s stockholders’ equity (deficit) and to which component of the business it relates. At June 30, 2010, the equity (deficit) within our continuing and discontinued operations was comprised of the following significant assets and liabilities:

	Condensed Components of Stockholders’ Equity (Deficit)
	As of June 30, 2010
	Continuing	Discontinued
	Operations	Operations	Total
Cash	$14,912	$176	$15,088
Residual interests in securitizations	27,253	—	27,253
Note payable	(12,518)	—	(12,518)
Long-term debt ($71,120 par)	(11,357)	—	(11,357)
Repurchase reserve	—	(7,570)	(7,570)
Lease liability (1)	—	(2,776)	(2,776)
Deferred charge	13,144	—	13,144
Net other assets (liabilities)	6,833	(2,852)	3,981
Stockholders’ equity (deficit)	$38,267	$(13,022)	$25,245

(1)          Guaranteed by IMH.

Continuing operations

At June 30, 2010, cash within our continuing operations decreased to $14.9 million from $25.7 million at December 31, 2009. The primary sources of cash between periods were $27.0 million in fees generated from the mortgage and real estate fee-based businesses and $7.9 million from residual interests in securitizations. Offsetting the sources of cash were operating expenses totaling $30.0 million and $19.0 million in payments on the note payable.

Since our consolidated and unconsolidated securitization trusts are nonrecourse, we have netted trust assets and liabilities to present the Company’s interest in these trusts more simply, which are considered our residual interests in securitizations. For unconsolidated securitizations our residual interests represent the fair value of investment securities available-for-sale. For consolidated securitizations, our residual interests are represented by the fair value of securitized mortgage collateral and real estate owned, offset by the fair value of securitized mortgage borrowings and net derivative liabilities. We receive cash flows from our residual interests in securitizations to the extent they are available after required distributions to bondholders and maintaining overcollateralization levels within the trusts. The estimated fair value of the residual interests, represented by the difference in the fair value of trust assets and trust liabilities, was $27.3 million at June 30, 2010, compared to $23.0 million at December 31, 2009.

At June 30, 2010, note payable decreased $18.5 million from December 31, 2009, as a result of monthly payments totaling $9.0 million comprising of principal and interest.  Additionally, during April 2010, the Company made a $10.0 million principal payment that was due per the terms of the note payable.

At June 30, 2010, we had deferred charges of $13.1 million, which is amortized as a component of income tax expense in the consolidated statements of operations over the estimated life of the mortgages retained in the securitized mortgage collateral. The deferred charges represent the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH in prior years. This balance is recorded as required by GAAP and does not have any realizable cash value.

Net other assets include $3.4 million in accounts receivable, $2.8 million in premises and equipment, $1.7 million in prepaid expenses and $1.0 million in restricted cash.

Discontinued operations

The Company’s most significant liabilities in discontinued liabilities at June 30, 2010 relate to its repurchase reserve and a lease liability associated with the former non-conforming mortgage operations.

In previous years when our discontinued operations sold loans to investors, we were required to make normal and customary representations and warranties about the loans we had previously sold to investors. Our whole loan sale agreements generally required us to repurchase loans if we breached a representation or warranty given to the loan purchaser. In addition, we also could be required to repurchase loans as a result of borrower fraud or if a payment default occurs on a mortgage loan shortly after its sale. The repurchase reserve is an estimate of losses from expected repurchases, and is based, in part, on the recent settlement of claims. At June 30, 2010, the repurchase reserve was $7.6 million.

In connection with the discontinuation of our non-conforming mortgage, retail mortgage, warehouse lending and commercial operations, a significant amount of office space that was previously occupied is no longer being used by the Company.  The Company has subleased a significant amount of this office space. At June 30, 2010, the Company had a liability of $2.8 million included within discontinued operations, representing the present value of the minimum lease payments over the remaining life of the lease, offset by the expected proceeds from sublet revenue related to this office space.

Market Conditions

During the first half of 2010, economic conditions in the United States showed modest signs of improvement, although the pace of improvement began to show signs of slowing during the second quarter. While housing prices have stabilized in many markets and have begun to recover in others, particularly in the middle and lower price sectors, the first-time homebuyer tax credit, which expired in May 2010, as well as low interest rates attributable to government monetary policy actions have been the main stabilizing forces improving home sales and reducing home inventories. How sustainable these improvements will be in the absence of these government actions remains to be seen.

The job market also continued to slightly improve in the first half of 2010, as the economy began to add jobs in March which continued into the second quarter. Despite improving job creation, U.S. unemployment rates, which have been a major factor in the deterioration of credit quality in the U.S., remained high at 9.50 percent in June 2010, a decrease of 20 basis points during the quarter and 50 basis points since December 2009. However, a significant number of U.S. residents are no longer looking for work and, therefore, are not reflected in the U.S. unemployment rates. Unemployment rates in 18 states are greater than the U.S. national average. The increases in unemployment rates have generally been most pronounced in the markets which had previously experienced the highest appreciation in home values. Unemployment rates in 6 states are at or above 11 percent, including California and Florida.   California and Florida represent 51 percent and 12 percent of the aggregate unpaid principal of the long-term portfolio, respectively, at June 30, 2010.

Although we noted signs of improvement in mortgage lending industry trends during the first half of 2010, we continue to be affected by the following:

•                  Overall levels of delinquencies remain elevated;

•                  Mortgage loan originations from 2005 to 2008 continue to perform worse than originations from prior periods;

•                  Real estate markets in a large portion of the United States continue to be affected by stagnation or declines in property values experienced over the last three years;

•                  While home prices have begun to stabilize in most markets, including some parts of California, they remain under pressure due to elevated foreclosure levels; and

•                  Tighter lending standards by mortgage lenders which impacts the ability of borrowers to refinance existing mortgage loans.

Concerns about the future of the U.S. economy, including the pace and magnitude of recovery from the recent economic recession, consumer confidence, volatility in energy prices, volatility experienced by the credit markets including the possibility the recent European sovereign debt crisis will spread and trends in corporate earnings will continue to influence the U.S. economic recovery and the capital markets. In particular, continued improvement in unemployment rates and a sustained recovery of the housing market remain critical components of a broader U.S. economic recovery. Further weakening in these components as well as in consumer confidence may result in additional deterioration in consumer payment patterns and credit quality. Although consumer confidence has improved from the levels seen early in 2009, it remains low on a historical basis. Weak consumer fundamentals, including declines in wage income, reduced consumer spending, declines in wealth and a difficult job market continue to depress consumer confidence. Additionally there is uncertainty as to the future course of monetary policy and uncertainty as to the impact on the economy and consumer confidence when the remaining actions taken by the government to restore faith in the capital markets and stimulate consumer spending. These conditions in combination with general economic weakness and the impact of recent and proposed regulatory changes will continue to impact our results in 2010, the degree of which is largely dependent upon the nature and timing of the economic recovery.

Financial Regulatory Reform On July 21, 2010, the “Dodd-Frank Wall Street Reform and Consumer Protection Act” was signed into law. This legislation is a sweeping overhaul of the financial regulatory system.

The legislation provides for new legislation on financial institutions, creates new supervisory and advisory bodies, including the new Consumer Financial Protection Bureau, and contains many consumer related provisions including provisions addressing mortgage reform. In the area of mortgage origination, there is the elimination of stated income loans and a requirement to apply a net tangible benefit test for all refinancing transactions. There are also numerous revised servicing requirements for mortgage loans.

The legislation will have a significant impact on the operations of many financial institutions in the U.S. As the legislation calls for extensive regulations to be promulgated to interpret and implement the legislation, it is not possible to precisely determine the impact to operations and financial results at this time.

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

As depicted in the chart above, average home prices peaked in June 2006 at 226.29 and continued their dramatic decline through much of the first half of 2009, while increasing slightly over the remaining half of the year. The Standard & Poor’s Case-Shiller 10-City Composite Home Price Index (the Index) for May 2010 was 159.36 (with the base of 100.00 for January 2000) and hasn’t been this low since November 2003 when the Index was 159.55. Beginning in the third quarter of 2007, the Company began to believe that there was a correlation between the borrowers’ perceived equity in their homes and defaults. The original loan-to-value (defined as loan amount as a percentage of collateral value, “LTV”) and original combined loan-to-value (defined as first lien plus total subordinate liens to collateral value, “CLTV”) ratios of single-family mortgages remaining in the Company’s securitized mortgage collateral as of June 30, 2010 was 72% and 80%, respectively. The current LTV and CLTV ratios likely increased from origination date as a result of the deterioration in the real estate market. We believe that home prices that have declined below the borrower’s original purchase price have a higher risk of default within our portfolio. Based on the Index, home prices have declined 30% through May 2010 from the 2006 peak. Further, we believe the home prices in general within California and Florida, the states with the highest concentration of our mortgages, have declined even further than the Index. We have considered the deterioration in home prices and its impact on our loss severities, which are a primary assumption used in the valuation of securitized mortgage collateral and borrowings.

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

Please refer to IMH’s report on Form 10-K on pages 33 through 39 of Management’s Discussion and Analysis of Results of Operations for the year ended December 31, 2009  for a detailed discussion of our significant accounting policies. Such policies have not changed during 2010 except those outlined below:

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

Income Taxes

While the Company has generated significant net operating loss carryforwards in recent periods, we do not expect to generate sufficient taxable income in future periods to be able to realize these tax benefits. Therefore, we have recorded a full valuation allowance against the net deferred tax assets as we believe that as of June 30, 2010 it is more likely than not that the net deferred tax assets will not be recoverable.

Selected Financial Results for the Three Months Ended June 30, 2010

Continuing Operations

•                  Earnings from continuing operations of $2.5 million for the second quarter of 2010, compared to $8.0 million for the comparable 2009 period.

•                  Net interest income of $1.6 million for the second quarter of 2010, primarily from our long-term mortgage portfolio, compared to $3.0 million for the comparable 2009 period.

•                  Non-interest income—net trust assets of $721 thousand for the second quarter of 2010, compared to $8.2 million for the comparable 2009 period.

•                  Mortgage and real estate services fees of $15.7 million for the second quarter of 2010, compared to $13.2 million for the comparable 2009 period.

•                  Personnel expense of $10.8 million for the second quarter of 2010, compared to $10.4 million for the comparable 2009 period.

Discontinued Operations

•                  Earnings from discontinued operations of $804 thousand for the second quarter of 2010, compared to a loss of $4.2 million for the comparable 2009 period.

•                  Repurchase reserve was $7.6 million at June 30, 2010, compared to $11.0 million at December 31, 2009.

Selected Financial Results for the Six Months Ended June 30, 2010

•                  Earnings from continuing operations of $6.0 million for the six months ended June 30, 2010, compared to $9.3 million for the comparable 2009 period.

•                  Net interest income of $2.3 million for the six months ended June 30, 2010, primarily from our long-term mortgage portfolio, compared to $6.6 million for the comparable 2009 period.

•                  Non-interest income—net trust assets of $7.0 million for the six months ended June 30, 2010, compared to $12.9 million for the comparable 2009 period.

•                  Mortgage and real estate services fees of $27.0 million for the six months ended June 30, 2010, compared to $18.8 million for the comparable 2009 period.

•                  Personnel expense of $20.4 million for the six months ended June 30, 2010, compared to $16.6 million for the comparable 2009 period.

Discontinued Operations

•                  Earnings from discontinued operations of $3.2 million for the six months ended June 30, 2010, compared to a loss of $6.6 million for the comparable 2009 period.

Financial Condition and Results of Operations

Financial Condition

Condensed Balance Sheet Data

	June 30,	December 31,	Increase	%
	2010	2009	(Decrease)	Change
Investment securities available-for-sale	$1,269	$813	$456	56%
Securitized mortgage collateral	6,215,213	5,666,122	549,091	10
Derivative assets	39	146	(107)	(73)
Real estate owned	112,086	142,364	(30,278)	(21)
Total trust assets	6,328,607	5,809,445	519,162	9

Assets of discontinued operations	624	4,480	(3,856)	(86)
Other assets	44,560	58,987	(14,427)	(24)
Total assets	$6,373,791	$5,872,912	$500,879	9%

Securitized mortgage borrowings	$6,200,592	$5,659,865	$540,727	10%
Derivative liabilities	100,762	126,603	(25,841)	(20)
Total trust liabilities	6,301,354	5,786,468	514,886	9

Liabilities of discontinued operations	13,646	19,152	(5,506)	(29)
Other liabilities	33,546	51,859	(18,313)	(35)
Total liabilities	6,348,546	5,857,479	491,067	8
Total stockholders’ equity	25,245	15,433	9,812	64
Total liabilities and stockholders’ equity	$6,373,791	$5,872,912	$500,879	9%

Total assets and total liabilities were $6.4 billion and $6.3 billion, respectively, at June 30, 2010 as compared to $5.9 billion at December 31, 2009. The increase in total assets and liabilities are primarily attributable to increases in the Company’s trust assets and trust liabilities as summarized below.

The Company updates its collateral assumptions quarterly based on recent delinquency, default, prepayment and loss experience.  Additionally, the Company updates the forward interest rates and investor yield (discount rate) assumptions based on information derived from market participants.  At March 31, 2010, the Company decreased the investor yield requirements for senior bonds of the securitized mortgage borrowings as yields have tightened significantly over the past few quarters.  The Company has seen a corresponding increase in the prices for senior bonds from our pricing services.  The decrease in investor yield assumptions on securitized mortgage collateral and securitized mortgage borrowings resulted in an increase in the value of these trust assets and liabilities.  However, this change in assumption did not have any effect on the consolidated statement of operations or equity of the Company as the increase in the value of collateral directly offset the increase in the value of the borrowings.  The Company did not make any changes to the discount rate assumptions for residual interests during the first six months of 2010.

•                  Securitized mortgage collateral increased $549.1 million during the six months ended June 30, 2010. The increase in securitized mortgage collateral from $5.7 billion at December 31, 2009 to $6.2 billion at June 30, 2010 was primarily due to decreased loss assumptions for single-family collateral, reduction in investor yield requirements as discussed below, and the net consolidation of trust assets, partially offset by reductions in principal balances from defaults and principal payments during the period. For the six months ended June 30, 2010, the balance increased due to increases in fair value of $905.0 million and net consolidation of trust assets related to the adoption of ASU 2009-17 of $116.9 million, offset by reductions in principal balances (resulting from transfers to REO and principal paydowns) of $472.8 million.

•                  REO within the Company’s securitization trusts decreased $30.3 million to $112.1 million at June 30, 2010.  Decreases in REO were due to liquidations of $114.4 million.  Offsetting the decrease from liquidations were increases in REO from foreclosures of $80.6 million, $3.0 million in the net consolidation of trust assets related to the adoption of ASU 2009-17, and $473 thousand in recovery of the net realizable value.

•                  Securitized mortgage borrowings increased $540.7 million to $6.2 billion at June 30, 2010. The increase in securitized mortgage borrowings was primarily due to decreased loss assumptions for single-family collateral, reduction in investor yield requirements as discussed below, and the net consolidation of trust liabilities, offset by reductions in principal balances during the period. For the six months ended June 30, 2010, the balance increased due to increases in fair value of $1.1billion, net consolidation of trust liabilities related to the adoption of ASU 2009-17 of $110.6 million, offset by reductions in outstanding balances of $665.9 million.

•                  Derivative liabilities, net decreased $25.8 million to $100.7 million at June 30, 2010. The decrease is the result of $64.1 million in derivative cash payments from the securitization trusts, offset by a $29.3 million increase in fair value resulting from decreases in the forward LIBOR curve and the net consolidation of off balance sheet trusts related to the adoption of ASU 2009-17 of $9.0 million.

Since our consolidated and unconsolidated securitization trusts are nonrecourse to the Company, our economic risk is limited to our residual interests in these securitization trusts. Therefore, in the following table we have netted trust assets and trust liabilities to present these residual interests more simply. Our residual interests in securitizations are segregated between our single-family (SF) residential and multifamily (MF) residential portfolios and are represented by the difference between trust assets and trust liabilities. The following tables present the estimated fair value of our residual interests, including investment securities available for sale, by securitization vintage year and other related assumptions used to derive these values at June 30, 2010:

Origination	Estimated Fair Value of Residual Interests by Vintage Year
Year	SF	MF	Total
2002-2003 (1)	$12,589	$4,168	$16,757
2004	3,143	7,125	10,268
2005 (2)	14	178	192
2006 (2)	—	36	36
2007 (2)	—	—	—
Total	$15,746	$11,507	$27,253

Weighted avg. prepayment rate	6%	6%	6%
Weighted avg. discount rate	30%	20%	26%

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

	Estimated Future Losses (1)		Investor Yield Requirement (2)
	SF	MF	SF	MF
2002-2003	7%	5%	21%	12%
2004	14%	1%	19%	10%
2005	26%	5%	14%	13%
2006	41%	13%	21%	12%
2007	38%	7%	19%	10%

(2)         Estimated future losses derived by dividing future projected losses by unpaid principal balances at June 30, 2010.

(3)         Investor yield requirements represent the Company’s estimate of the yield third-party market participants would require to price our trust assets and liabilities given our prepayment, credit loss and forward interest rate assumptions.

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

At June 30, 2010, derivative liabilities, net were $100.7 million and reflect the securitization trust’s liability to pay third-party counterparties based on the estimated value to settle the derivative instruments. Cash payments on these derivative instruments are based on notional amounts that are decreasing over time. Excluding the effects of other factors such as portfolio delinquency and loss severities within the securitization trusts, as the notional amount of these derivative instruments decrease over time, payments to counterparties in the current interest rate environment are reduced, thereby potentially increasing cash flows on our residual interests in securitizations. Conversely, increases in interest rates from current levels could potentially reduce overall cash flows on our residual interests in securitizations. Since our consolidated and unconsolidated securitization trusts are nonrecourse to the Company, our economic risk is limited to our residual interests in these securitization trusts.

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

We use the Mortgage Bankers Association (MBA) method to define delinquency as a contractually required payment being 30 days or more past due. We measure delinquencies from the date of the last payment due date in which a payment was received. Delinquencies for loans 60 days late or greater, foreclosures and delinquent bankruptcies were $2.7 billion or 22.9% as of June 30, 2010.

The following table summarizes the unpaid principal balances of non-performing loans in our mortgage portfolio, included in securitized mortgage collateral, loans held-for-investment and loans held-for-sale for continuing and discontinued operations combined, that were 60 or more days delinquent (utilizing the MBA method) as of the periods indicated:

		Total		Total
	June 30,	Collateral	December 31,	Collateral
	2010	%	2009	%
Loans held for sale and investment (1)
60 - 89 days delinquent	$42	0.0%	$66	0.0%
90 or more days delinquent	5,809	0.0%	6,928	0.1%
Foreclosures (2)	5,390	0.0%	7,397	0.1%
Total 60+ days delinquent loans held-for-sale and investment	11,241	0.1%	14,391	0.1%

Securitized mortgage collateral
60 - 89 days delinquent	$269,102	2.3%	$324,032	2.6%
90 or more days delinquent	957,153	8.1%	1,043,718	8.4%
Foreclosures (2)	1,144,359	9.7%	1,449,538	11.6%
Delinquent bankruptcies (3)	319,093	2.7%	302,314	2.4%
Total 60+ days delinquent long-term mortgage portfolio	2,689,707	22.8%	3,119,602	25.0%
Total 60 or more days delinquent	$2,700,948	22.9%	$3,133,993	25.1%
Total collateral	$11,801,077		$12,492,493

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

The following table summarizes securitized mortgage collateral, loans held-for-investment, loans held-for-sale and real estate owned, that were non-performing for continuing and discontinued operations combined as of the dates indicated (excludes 60-89 days delinquent):

		Total		Total
	June 30,	Collateral	December 31,	Collateral
	2010	%	2009	%
90 or more days delinquent, foreclosures and delinquent bankruptcies	$2,431,804	20.6%	$2,809,895	22.5%
Real estate owned	112,158	1.0%	142,676	1.1%
Total non-performing assets	$2,543,962	21.6%	$2,952,571	23.6%

Non-performing assets consist of non-performing loans (mortgages that are 90 days or more delinquent, including loans in foreclosure and delinquent bankruptcies) plus REO. It is our policy to place a mortgage on non-accrual status when it becomes 90 days delinquent and to reverse from revenue any accrued interest, except for interest income on securitized mortgage collateral when the scheduled payment is received from the servicer. The servicers are required to advance principal and interest on loans within the securitization trusts to the extent the advances are considered recoverable. As of June 30, 2010, non-performing assets (unpaid principal balance of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) as a percentage of the total collateral was 22%. At December 31, 2009, non-performing assets to total collateral was 24%.  As of June 30, 2010, the estimated fair value of non-performing assets (representing the fair value of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) as a percentage of the total assets was 13%. At December 31, 2009, the estimated fair value of non-performing assets to total assets was 16%.

REO, which consists of residential real estate acquired in satisfaction of loans, is carried at the lower of cost or net realizable value less estimated selling costs. Adjustments to the loan carrying value required at the time of foreclosure are included in the change in the fair value of net trust assets. Changes in the Company’s estimates of net realizable value subsequent to the time of foreclosure and through the time of ultimate disposition are recorded as gains or losses from real estate owned in the consolidated statements of operations. REO, for continuing and discontinued operations, at June 30, 2010 decreased $30.5 million or 21% from December 31, 2009 as a result of liquidations and a decrease in foreclosures.

We realized gains on the sale of real estate owned in the amount $5.2 million and $3.4 million for the three and six months ended June 30, 2010, respectively,  compared to gains of $37.6 million and $81.6 million, respectively for the comparable 2009 periods.  Additionally, during the three and six month ended June 30, 2010, the Company recorded a write-down of and recovery of the net realizable value of the REO in the amount of $200 thousand and $473 thousand, respectively, compared to write-down’s of $9.1 million and $93.3 million, respectively for the comparable 2009 periods.  These write-downs of the net realizable value reflect declines in value of the REO subsequent to foreclosure date.

The following table presents the balances of REO for continuing operations:

	June 30, 2010	December 31, 2009
REO	$133,283	$176,800
Impairment (1)	(21,125)	(34,080)
Ending balance	$112,158	$142,720

REO inside trusts	$112,086	$142,364
REO outside trusts	72	356
Total	$112,158	$142,720

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

Results of Operations

For the Three and Six Months Ended June 30, 2010 compared to the Three and Six Months Ended June 30, 2009

Condensed Statements of Operations Data

	For the Three Months Ended June 30,
			Increase	%
	2010	2009	(Decrease)	Change
Interest income	$248,213	$454,258	$(206,045)	(45)%
Interest expense	246,658	451,305	(204,647)	(45)
Net interest income	1,555	2,953	(1,398)	(47)
Total non-interest income	16,370	21,566	(5,196)	(24)
Total non-interest expense	15,398	16,469	(1,071)	(7)
Income tax expense	45	20	25	125
Earnings from continuing operations	2,482	8,030	(5,548)	(69)
Earnings (loss) from discontinued operations, net	804	(4,195)	4,999	119
Earnings	3,286	3,835	(549)	(14)
Cash dividends on preferred stock	—	(7,443)	7,443	100
Earnings available to common stockholders before redemption of preferred stock (1)	$3,286	$3,835	$(549)	(14)%

Earnings (loss) per share available to common stockholders before redemption of preferred stock (1) - basic	$0.43	$(0.47)	$0.90	190%
Earnings (loss) per share available to common stockholders before redemption of preferred stock (1) - diluted	$0.39	$(0.47)	$0.86	183%

	For the Six Months Ended June 30,
			Increase	%
	2010	2009	(Decrease)	Change
Interest income	$528,090	$1,166,907	$(638,817)	(55)%
Interest expense	525,765	1,160,312	(634,547)	(55)
Net interest income	2,325	6,595	(4,270)	(65)
Total non-interest income	33,676	31,816	1,860	6
Total non-interest expense	29,858	27,086	2,772	10
Income tax expense	129	2,018	(1,889)	(94)
Earnings from continuing operations	6,014	9,307	(3,293)	(35)
Earnings (loss) from discontinued operations, net	3,190	(6,591)	9,781	148
Earnings	9,204	2,716	6,488	239
Cash dividends on preferred stock	—	(7,443)	7,443	100
Earnings available to common stockholders before redemption of preferred stock (1)	$9,204	$2,716	$6,488	239%

Earnings (loss) per share available to common stockholders before redemption of preferred stock (1) - basic	$1.19	$(0.62)	$1.81	292%
Earnings (loss) per share available to common stockholders before redemption of preferred stock (1) - diluted	$1.10	$(0.62)	$1.72	278%

(1)          As discussed in Note 4 to the consolidated financial statements, the difference between the carrying value of the tendered preferred stock ($106.1 million) and the amount paid for the shares ($1.3 million) was recognized as a decrease in retained deficit in 2009. Including the redemption, total basic and diluted earnings per share from continuing operations available to common stockholders were $13.29 and $13.14, respectively. However, because of the special nature of the preferred stock redemption (which the Company considers an infrequently occurring item), management believes that earnings per common share excluding such transaction are more meaningful from an operations standpoint.

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

	For the three months ended June 30,
	2010			2009
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Investment securities available-for-sale	$969	$66	27.24%	$950	$103	43.37%
Securitized mortgage collateral	6,291,034	248,064	15.77%	6,912,164	454,044	26.28%
Other	6,518	83	5.09%	36,465	111	1.22%
Total interest-earning assets	$6,298,521	$248,213	15.76%	$6,949,579	$454,258	26.15%

LIABILITIES
Securitized mortgage borrowings	$6,276,241	$245,280	15.63%	$7,029,307	$450,449	25.63%
Long-term debt	11,625	1,197	41.19%	10,443	856	32.79%
Note payable	19,677	181	3.68%	—	—	—
Total interest-bearing liabilities	$6,307,543	$246,658	15.64%	$7,039,750	$451,305	25.64%

Net Interest Spread (1)		$1,555	0.12%		$2,953	0.51%
Net Interest Margin (2)			0.10%			0.17%

(1)          Net interest spread is calculated by subtracting the weighted average yield on interest-bearing liabilities from the weighted average yield on interest-earning assets.

(2)          Net interest margin is calculated by dividing net interest spread by total average interest-earning assets.

Net interest income spread decreased $1.4 million for the three months ended June 30, 2010 to $1.6 million from $3.0 million for the comparable 2009 period. The decrease in net interest spread was primarily attributable to overall declines in yields between periods and the resulting decrease in net interest income on securitized mortgage collateral and securitized mortgage borrowings, as well as an increase in interest expense incurred on the note payable of $181 thousand for the quarter ended June 30, 2010 as compared to none for the comparable 2009 period.   As a result, net interest margin decreased from 0.17% for the three months ended June 30, 2009 to 0.10% for the three months ended June 30, 2010.

During the three months ended June 30, 2010, the yield on interest-earning assets decreased to 15.76% from 26.15% in the comparable 2009 period. The yield on interest-bearing liabilities decreased to 15.64% for the three months ended June 30, 2010 from 25.64% for the comparable 2009 period.  In connection with the fair value accounting for investment securities available-for-sale and securitized mortgage collateral and borrowings, interest income and interest expense is recognized using effective yields based on estimated fair values for these instruments.  The decrease in yield for securitized mortgage collateral and securitized mortgage borrowings is primarily related to the adoption of FAS ASC 820-10-65-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” during the second quarter of 2009.  The fair value of the securitized mortgage collateral and securitized mortgage borrowings increased and the yields decreased as a result of the adoption which clarified the use of quoted prices in determining fair value in markets that are inactive, thus moderating the need to use distressed prices in valuing financial assets and liabilities in illiquid markets as the Company had used in prior periods.  Furthermore, the Company adjusted the investor yield requirement assumptions for senior mortgage backed bonds during the first quarter of 2010 based on market participant expectations for similar mortgage backed bonds.  The decrease in yields resulted in an increase in fair value of both securitized mortgage collateral and borrowings at March 31, 2010.  These increases in fair value have decreased the effective yields used for purposes of recognizing interest income and interest expense on these instruments.

	For the six months ended June 30,
	2010			2009
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Investment securities available-for-sale	$818	$113	27.63%	$1,184	$233	39.36%
Securitized mortgage collateral	6,122,707	527,830	17.24%	6,572,918	1,166,124	35.48%
Other	11,443	147	2.57%	39,008	550	2.82%
Total interest-earning assets	$6,134,968	$528,090	17.22%	$6,613,110	$1,166,907	35.29%

LIABILITIES
Securitized mortgage borrowings	$6,107,655	$522,945	17.12%	$6,750,866	$1,158,914	34.33%
Long-term debt	11,008	2,362	42.91%	12,600	1,398	22.19%
Note payable	23,471	458	3.90%	—	—	—
Total interest-bearing liabilities	$6,142,134	$525,765	17.12%	$6,763,466	$1,160,312	34.31%

Net Interest Spread (1)		$2,325	0.10%		$6,595	0.98%
Net Interest Margin (2)			0.08%			0.20%

(1)          Net interest spread is calculated by subtracting the weighted average yield on interest-bearing liabilities from the weighted average yield on interest-earning assets.

(2)          Net interest margin is calculated by dividing net interest spread by total average interest-earning assets.

Net interest income spread decreased $4.3 million for the six months ended June 30, 2010 to $2.3 million from $6.6 million for the comparable 2009 period. The decrease in net interest spread was primarily attributable to overall declines in yields between periods and the resulting decrease in net interest income on securitized mortgage collateral and securitized mortgage borrowings, as well as an increase in interest expense incurred on the note payable of $458 thousand for the six months ended June 30, 2010 as compared to none for the comparable 2009 period.   As a result, net interest margin decreased from 0.20% for the six months ended June 30, 2009 to 0.08% for the six months ended June 30, 2010.

During the six months ended June 30, 2010, the yield on interest-earning assets decreased to 17.22% from 35.29% in the comparable 2009 period. The yield on interest-bearing liabilities decreased to 17.12% for the six months ended June 30, 2010 from 34.31% for the comparable 2009 period.  In connection with the fair value accounting for investment securities available-for-sale and securitized mortgage collateral and borrowings, interest income and interest expense is recognized using effective yields based on estimated fair values for these instruments.  The decrease in yield for securitized mortgage collateral and securitized mortgage borrowings is primarily related to the adoption of FAS ASC 820-10-65-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” during the second quarter of 2009.  The fair value of the securitized mortgage collateral and securitized mortgage borrowings increased and the yields decreased as a result of the adoption which clarified the use of quoted prices in determining fair value in markets that are inactive, thus moderating the need to use distressed prices in valuing financial assets and liabilities in illiquid markets as the Company had used in prior periods.  Furthermore, the Company adjusted the investor yield requirement assumptions for senior mortgage backed bonds during the first quarter of 2010 based on market participant expectations for similar mortgage backed bonds.  The decrease in yields resulted in an increase in fair value of both securitized mortgage collateral and borrowings at March 31, 2010.  These increases in fair value have decreased the effective yields used for purposes of recognizing interest income and interest expense on these instruments.

Non-Interest Income

Changes in Non-Interest Income

	For the Three Months Ended June 30,
			Increase	%
	2010	2009	(Decrease)	Change
Change in fair value of net trust assets, excluding REO	$(4,244)	$54,912	$(59,156)	(108)%
Gains (losses) from REO	4,965	(46,723)	51,688	111
Non-interest income - net trust assets	721	8,189	(7,468)	(91)
Change in fair value of long-term debt	75	329	(254)	(77)
Mortgage and real estate services fees	15,677	13,233	2,444	18
Other	(103)	(185)	82	44
Total non-interest income	$16,370	$21,566	$(5,196)	(24)%

Non-interest income—net trust assets.  Since our consolidated and unconsolidated securitization trusts are nonrecourse to the Company, our economic risk is limited to our residual interests in these securitization trusts. To better understand the economics on our residual interests in securitizations, it is necessary to consider the net effect of changes in fair value of net trust assets and losses from real estate owned. All estimated future losses are included in the estimate of the fair value of securitized mortgage collateral and REO. Losses on REO are reported separately in the consolidated statement of operations as REO is a nonfinancial asset which is the only component of trust assets and liabilities that is not recorded at fair value. Therefore, REO value at the time of sale or losses from further write-downs are recorded separately in the Company’s consolidated statement of operations. The net effect of changes in value related to our investment in all trust assets and liabilities is shown as non-interest income—net trust assets, which includes losses from REO.  Non-interest income related to our net trust assets (residual interests in securitizations) was $721 thousand for the three months ended June 30, 2010, compared to $8.2 million in the comparable 2009 period.  The $721 thousand gain on net trust assets was primarily attributable to the gain on sale of REO during the three months ended June 30, 2010. The individual components of the non-interest income from net trust assets are discussed below:

Change in fair value of net trust assets, excluding REO.  For the quarter ended June 30, 2010, the Company recognized a $4.2 million loss from the change in fair value of net trust assets, excluding REO.  The net loss recognized during the period was comprised of losses resulting from the decrease in the fair market value of securitized mortgage collateral and an increase in the fair value of net derivative liabilities of $30.6 million and $11.3 million, respectively.  Offsetting these losses were gains resulting from the increase in fair value of investment securities-for-sale and a decrease in the fair value of securitized mortgage borrowings of $541 thousand and $37.2 million, respectively.

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

Gains (losses) from REO.  Gains (losses) from REO were $5.0 million for the three months ended June 30, 2010.  This gain was comprised of a $5.2 million gain on sale of REO, coupled with $200 thousand in additional impairment write-downs during the period.  During the three months ended June 30, 2010, the gain on sale of REO was attributable to mortgage insurance recovery collected in the period as a result of our increased loss mitigation efforts of our portfolio.  Additionally, loss severities decreased on properties liquidated during the period as compared to previously reserved.

Losses from real estate owned were $46.7 million for the three months ended June 30, 2009.  This loss was comprised of a $37.6 million loss on sale of REO, coupled with $9.1 million in additional impairment write-downs during the period.  During the second quarter of 2009, loss severities resulting from liquidations in areas where we have high concentration of foreclosed properties (such as California and Florida) have continued to increase over previous periods as a result of continued deterioration in the U.S. economy and real estate markets.  These continued declines in housing prices have resulted in liquidations of foreclosed assets at prices below expected levels as well as additional impairment write-downs of REO since foreclosure

Change in the fair value of long-term debt.  Change in the fair value of long-term debt was a gain of $75 thousand for the three months ended June 30, 2010, compared to a gain of $329 thousand for the comparable 2009 period.  Long-term debt (consisting of trust preferred securities and junior subordinated notes) is measured based upon an analysis prepared by the Company, which considers the Company’s own credit risk, including consideration of settlements with trust preferred debt holders and discounted cash flow analysis.

Mortgage and real estate services fees.  Revenues generated from these businesses are primarily from the Company’s long-term mortgage portfolio. For the three months ended June 30, 2010, mortgage and real estate services fees, which primarily include loan modification fees and monitoring and surveillance services fees, were $15.7 million compared to $13.2 million in monitoring fees in the comparable 2009 period.  The mortgage and real estate services fees of $15.7 million for the three months ended June 30, 2010, was primarily comprised of $7.8 million in monitoring, surveillance and recovery fees, $3.5 million in title and escrow fees, $2.7 million in loan modification fees, and $1.7 million in servicing income.

	For the Six Months Ended June 30,
			Increase	%
	2010	2009	(Decrease)	Change
Change in fair value of net trust assets, excluding REO	$3,128	$187,842	$(184,714)	(98)%
Gains (losses) from REO	3,857	(174,923)	178,780	102
Non-interest income - net trust assets	6,985	12,919	(5,934)	(46)
Change in fair value of long-term debt	(216)	341	(557)	(163)
Mortgage and real estate services fees	27,002	18,782	8,220	44
Other	(95)	(226)	131	58
Total non-interest income	$33,676	$31,816	$1,860	6%

Non-interest income—net trust assets.  Since our consolidated and unconsolidated securitization trusts are nonrecourse to the Company, our economic risk is limited to our residual interests in these securitization trusts. To better understand the economics on our residual interests in securitizations, it is necessary to consider the net effect of changes in fair value of net trust assets and losses from real estate owned. All estimated future losses are included in the estimate of the fair value of securitized mortgage collateral and REO. Losses on REO are reported separately in the consolidated statement of operations as REO is a nonfinancial asset which is the only component of trust assets and liabilities that is not recorded at fair value. Therefore, REO value at the time of sale or losses from further write-downs are recorded separately in the Company’s consolidated statement of operations. The net effect of changes in value related to our investment in all trust assets and liabilities is shown as non-interest income—net trust assets, which includes losses from REO.  Non-interest income related to our net trust assets (residual interests in securitizations) was $7.0 million for the six months ended June 30, 2010, compared to $12.9 million in the comparable 2009 period.  The $7.0 million gain on net trust assets was primarily attributable to increased expected net interest spread as a result of a downward shift in the forward LIBOR curve during the six months ended June30, 2010. The individual components of the non-interest income from net trust assets are discussed below:

Change in fair value of net trust assets, excluding REO.  For the six months ended June 30, 2010, the Company recognized a $3.1 million gain from the change in fair value of net trust assets, excluding REO.  The net gain recognized during the period was comprised of gains resulting from the increase in fair value of investment securities-for-sale and securitized mortgage collateral of $718 thousand and $650.8 million, respectively. Offsetting these gains were losses resulting from increases in the fair value of securitized mortgage borrowings and net derivative liabilities of $619.0 million and $29.3 million, respectively.

For the six months ended June 30, 2009, the Company recognized a $187.8 million gain from the change in fair value of net trust assets, excluding REO.  The gain was the result of the adoption of FASB ASC 820-10-65-4, which clarified the use of quoted prices in determining fair values in markets that are inactive, thus moderating the need to use distressed prices in valuing financial assets and liabilities in illiquid markets as the Company had used in prior periods.  Offsetting the gain recognized in connection with the adoption of FASB ASC 820-10-65-4 were declines in fair value resulting from the Company increasing its loss assumptions for its long-term mortgage portfolio due to the increase in expected defaults and loss severities related to the weak economy and housing market.  The net gain recognized during the period comprised of gains resulting from the increase in fair value of investment securities-for-sale and securitized mortgage collateral and a reduction in the fair value of securitized mortgage borrowings of $1.7 million, $45.6 million and $160.9 million, respectively.  Offsetting these gains were losses from the change in fair value of derivative instruments, net of $20.3 million.

Gains (losses) from REO.  Gains (losses) from REO were $3.9 million for the six months ended June 30, 2010. This gain was comprised of a $3.4 million gain on sale of REO, coupled with $473 thousand in recovery of the net realizable value during the period.  During the six months ended June 30, 2010, the gain on sale of REO was attributable to mortgage insurance recovery collected in the period as a result of our increased loss mitigation efforts of our portfolio.  Additionally, loss severities decreased on properties liquidated during the period as compared to previously reserved.

Losses from REO were $174.9 million for the six months ended June 30, 2009.  This loss was comprised of an $81.6 million loss on sale of REO, coupled with $93.3 million in additional impairment write-downs during the period.  During the first six months of 2009, loss severities resulting from liquidations in areas where we have high concentration of foreclosed properties (such as California and Florida) have continued to increase significantly over previous periods as a result of continued deterioration in the U.S. economy and real estate markets.  These continued declines in housing prices have resulted in liquidations of foreclosed assets at prices below expected levels as well as additional impairment write-downs of REO since foreclosure.

Change in the fair value of long-term debt.  Change in the fair value of long-term debt was a loss of $216 thousand for the six months ended June 30, 2010, compared to a gain of $341 thousand for the comparable 2009 period.  Long-term debt (consisting of trust preferred securities and junior subordinated notes) is measured based upon an analysis prepared by the Company, which considers the Company’s own credit risk, including consideration of settlements with trust preferred debt holders and discounted cash flow analysis.

Mortgage and real estate services fees.  Revenues generated from these businesses are primarily from the Company’s long-term mortgage portfolio. For the six months ended June 30, 2010, mortgage and real estate services fees, which primarily include loan modification fees and monitoring and surveillance services fees, were $27.0 million compared to $18.8 million in monitoring fees in the comparable 2009 period.  The mortgage and real estate services fees of $27.0 million for the six months ended June 30, 2010, was primarily comprised of $12.8 million in monitoring, surveillance and recovery fees, $6.0 million in title and escrow fees, $5.8 million in loan modification fees, and $2.4 million in servicing income.

Non-Interest Expense

Changes in Non-Interest Expense

	For the Three Months Ended June 30,
			Increase	%
	2010	2009	(Decrease)	Change
General and administrative	$4,630	$6,110	$(1,480)	(24)%
Personnel expense	10,768	10,359	409	4
Total operating expense	$15,398	$16,469	$(1,071)	(7)%

Total non-interest expense was $15.4 million for the three months ended June 30, 2010, compared to $16.5 million for the comparable period of 2009.  The $1.1 million decrease in non-interest expense was primarily attributable to a $1.5 million decrease in general and administrative expenses associated with a $917 thousand reduction in legal and professional fees.

	For the Six Months Ended June 30,
			Increase	%
	2010	2009	(Decrease)	Change
General and administrative	$9,409	$10,449	$(1,040)	(10)%
Personnel expense	20,449	16,637	3,812	23
Total operating expense	$29,858	$27,086	$2,772	10%

Total non-interest expense was $29.9 million for the six months ended June 30, 2010, compared to $27.1 million for the comparable period of 2009.  The $2.8 million increase in non-interest expense was primarily attributable to a $3.8 million increase in personnel expense over the previous period as a result of increases in personnel and related costs associated with the initiation of our new mortgage and real estate fee-based business activities.  Offsetting the increase in personnel expenses was a $1.0 million reduction in general and administrative expenses associated with a $992 thousand reduction in legal and professional fees.

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

Condensed Statements of Operations Data

	For the Three Months Ended June 30,
			Increase	%
	2010	2009	(Decrease)	Change
Net interest income (expense)	$6	$(8)	$14	175%

Mortgage and real estate services fees	15,677	13,233	2,444	18
Other non-interest income	(5)	(157)	152	97
Total non-interest income	15,672	13,076	2,596	20

Personnel expense	8,830	5,727	3,103	54
Non-interest expense and income taxes	2,039	1,770	269	15
Net earnings	$4,809	$5,571	$(762)	(14)%

For the three months ended June 30, 2010, mortgage and real estate services fees were $15.7 million compared to $13.2 million in the comparable period for 2009.   The mortgage and real estate services fees of $15.7 million for the three months ended June 30, 2010, was primarily comprised of $7.8 million in monitoring, surveillance and recovery fees, $3.5 million in title and escrow fees, $2.7 million in loan modification fees, and $1.7 million in servicing income.

For the three months ended June 30, 2010, personnel expense increased $3.1 million to $8.8 million as a result of increases in personnel and related costs associated with the initiation of the new mortgage and real estate fee-based business activities.

	For the Six Months Ended June 30,
			Increase	%
	2010	2009	(Decrease)	Change
Net interest income (expense)	$11	$(6)	$17	283%

Mortgage and real estate services fees	27,002	18,782	8,220	44
Other non-interest income	2	(186)	188	101
Total non-interest income	27,004	18,596	8,408	45

Personnel expense	16,440	8,602	7,838	91
Non-interest expense and income taxes	4,329	2,963	1,366	46
Net earnings	$6,246	$7,025	$(779)	(11)%

For the six months ended June 30, 2010, mortgage and real estate services fees were $27.0 million compared to $18.8 million in the comparable period for 2009.   The mortgage and real estate services fees of $27.0 million for the six months ended June 30, 2010, was primarily comprised of $12.8 million in monitoring, surveillance and recovery fees, $6.0 million in title and escrow fees, $5.8 million in loan modification fees, and $2.4 million in servicing income.

For the six months ended June 30, 2010, personnel expense increased $7.8 million to $16.4 million as a result of increases in personnel and related costs associated with the initiation of the new mortgage and real estate fee-based business activities.

For the six months ended June 30, 2010, non-interest expense and income taxes increased $1.4 million to $4.3 million. The increase is related to higher business promotion and equipment expenses associated with the new mortgage and real estate fee-based business activities.

Long-term Portfolio

Condensed Statements of Operations Data

	For the Three Months Ended June 30,
			Increase	%
	2010	2009	(Decrease)	Change
Net interest income	$1,549	$2,961	$(1,412)	(48)%

Change in fair value of net trust assets, excluding REO	(4,244)	54,912	(59,156)	(108)
Gains (losses) from REO	4,965	(46,723)	51,688	111
Non-interest income- net trust assets	721	8,189	(7,468)	(91)
Change in fair value of long-term debt	75	329	(254)	(77)
Other non-interest income	(98)	(28)	(70)	(250)
Total non-interest income	698	8,490	(7,792)	(92)

Personnel expense	1,938	4,632	(2,694)	(58)
Non-interest expense and income taxes	2,636	4,360	(1,724)	(40)
Net (loss) earnings	$(2,327)	$2,459	$(4,786)	(195)%

Net (loss) earnings for the long-term portfolio was a loss of $2.3 million for the three months ended June 30, 2010, compared to earnings of $2.5 million for the comparable period of 2009.  The decrease in net earnings is primarily attributable to a $7.5 million decrease in non-interest income-net trust assets, and a $1.4 million decrease in net interest income, partially offset by a $2.7 million reduction in personnel expense and a $1.7 million reduction in non-interest expense and income taxes.

Non-interest income-net trust assets decreased $7.5 million primarily due to a decrease in the change in fair value of net trust assets partially offset by a decrease in REO losses.  The decrease in the fair value of net trust assets was primarily the result of the adoption of FASB ASC 820-10-65-4 during the second quarter of 2009.  This clarified the use of quoted prices in determining fair values in markets that are inactive, thus moderating the need to use distressed prices in valuing financial assets and liabilities in illiquid markets as the Company used in prior periods.  The Company recorded a significant increase in the fair value of net trust assets as a result of the adoption of ASC 820-10-65-4 during June of 2009.  The decrease in REO losses were attributable to higher mortgage insurance recoveries collected in the period, reduction in loss severities on REO liquidations and a decrease in REO liquidations during the second quarter of 2010 compared to 2009.

Personnel expense decreased $2.7 million during the three months ended June 30, 2010 as a result of reduced personnel associated with the long-term portfolio segment of the Company.

Non-interest expense and income taxes decreased $1.7 million.  The decrease is primarily attributable to a $959 thousand reduction in legal and professional fees as well as an $801 thousand decrease in general and administrative expenses.

	For the Six Months Ended June 30,
			Increase	%
	2010	2009	(Decrease)	Change
Net interest income	$2,314	$6,601	$(4,287)	(65)%

Change in fair value of net trust assets, excluding REO	3,128	187,842	(184,714)	(98)
Gains (losses) from REO	3,857	(174,923)	178,780	102
Non-interest income- net trust assets	6,985	12,919	(5,934)	(46)
Change in fair value of long-term debt	(216)	341	(557)	(163)
Other non-interest income	(97)	(40)	(57)	(143)
Total non-interest income	6,672	13,220	(6,548)	(50)

Personnel expense	4,009	8,035	(4,026)	(50)
Non-interest expense and income taxes	5,209	9,504	(4,295)	(45)
Net (loss) earnings	$(232)	$2,282	$(2,514)	(110)%

Net (loss) earnings for the long-term portfolio was a loss of $232 thousand for the six months ended June 30, 2010, compared to earnings of $2.3 million for the comparable period of 2009.  This decrease in net earnings is primarily attributable to a $5.9 million decrease in non-interest income-net trust assets and a $4.3 million decrease in net interest income, offset by a $4.3 million reduction in non-interest expense and income taxes and a $4.0 million reduction in personnel expense.

Non-interest income-net trust assets decreased $5.9 million primarily due to a decrease in the change in fair value of net trust assets partially offset by a decrease in REO losses.  The decrease in the fair value of net trust assets was primarily the result of the adoption of FASB ASC 820-10-65-4 during the second quarter of 2009.  This clarified the use of quoted prices in determining fair values in markets that are inactive, thus moderating the need to use distressed prices in valuing financial assets and liabilities in illiquid markets as the Company used in prior periods.  The Company recorded a significant increase in the fair value of net trust assets as a result of the adoption of ASC 820-10-65-4 during June of 2009.  The decrease in REO losses were attributable to higher mortgage insurance recoveries collected in the period, reduction in loss severities on REO liquidations and a decrease in REO liquidations during the six months ended June 30, 2010 compared to 2009.

Personnel expense decreased $4.0 million during the six months ended June 30, 2010 as a result of reduced personnel associated with the long-term portfolio segment of the Company.

Non-interest expense and income taxes decreased $4.3 million.  The decrease is primarily attributable to a $1.2 million reduction in legal and professional fees as well as a $1.1 million decrease in general and administrative expenses.

Discontinued Operations

Condensed Statements of Operations Data

	For the Three Months Ended June 30,
			Increase	%
	2010	2009	(Decrease)	Change
Net interest income (expense)	$17	$(665)	$682	103%

Loss on sale of loans	(111)	(8,052)	7,941	99
(Provision) recoveries for repurchases	(416)	1,932	(2,348)	(122)
Other non-interest income	575	(739)	1,314	178
Total non-interest income	48	(6,859)	6,907	101

Lease impairment adjustment	(554)	(2,610)	2,056	79
Non-interest expense and income taxes	(185)	(719)	534	74
Net earnings (loss)	$804	$(4,195)	$4,999	119%

Net earnings from discontinued operations was $804 thousand for the three months ended June 30, 2010, compared to a loss of $4.2 million for the comparable period in 2009.  Net interest income increased $682 thousand to $17 thousand as a result of reductions in overall interest expense from the previous reverse repurchase facility that was settled as a result of the Settlement Agreement reached in October 2009.

Loss on sale of loans decreased $7.9 million during the quarter to a loss of $111 thousand as compared to a loss of $8.1 million in the comparable period in 2009.   The decrease in loss on sale of loans was the result of reductions in lower of cost or market (LOCOM) adjustment against loans held-for-sale between periods resulting from the Settlement Agreement in October 2009 with its reverse repurchase facility lender which removed the exposure associated with the loans held for sale that secured the line.

(Provision) recoveries for repurchases decreased $2.3 million to a provision of $416 thousand for the three months ended June 30, 2010, compared to a recovery of $1.9 million for the same period in 2009. The $2.3 million decrease is the result of settlements reached with whole-loan investors during 2009, coupled with increases in estimated repurchase obligations during 2010.

The $1.3 million increase in other non-interest income is the result of gains of $575 thousand on sales of REO properties not in trusts during the three months ended June 30, 2010 as compared to loss on sale of REO properties and write-downs of REO totaling $742 thousand for the comparable period in 2009.

The $2.1 million increase in lease impairment adjustment during the three months ended June 30, 2010 over the comparable period was primarily attributable to a $2.6 million gain in the second quarter of 2009 resulting from reduction in the lease liabilities as a result of changes in our expected minimum future lease payments.

Condensed Statements of Operations Data

	For the Six Months Ended June 30,
			Increase	%
	2010	2009	(Decrease)	Change
Net interest income (expense)	$44	$(1,078)	$1,122	104%

Gain (loss) on sale of loans	85	(8,010)	8,095	101
(Provision) recoveries for repurchases	(363)	1,176	(1,539)	(131)
Other non-interest income	2,411	(1,946)	4,357	224
Total non-interest income	2,133	(8,780)	10,913	124

Lease impairment adjustment	(554)	(2,944)	2,390	81
Non-interest expense and income taxes	(459)	(323)	(136)	(42)
Net earnings (loss)	$3,190	$(6,591)	$9,781	148%

Net earnings from discontinued operations was $3.2 million for the six months ended June 30, 2010, compared to a loss of $6.6 million for the comparable period in 2009.  Net interest income increased $1.1 million to $44 thousand as a result of reductions in overall interest expense from the previous reverse repurchase facility that was settled as a result of  the Settlement Agreement reached in October 2009.

Loss on sale of loans decreased $8.1 million to a gain of $85 thousand for the six months ended June 30, 2010 as compared to a loss of $8.0 million in the comparable period in 2009.   The decrease in loss on sale of loans was the result of reductions in LOCOM adjustments against loans held-for-sale between periods resulting from the Settlement Agreement in October 2009 with its reverse repurchase facility lender which removed the exposure associated with the loans held for sale that secured the line.

(Provision) recoveries for repurchases decreased $1.5 million to a provision of $363 thousand for the six months ended June 30, 2010, compared to a recovery of $1.2 million for the same period in 2009. The $1.5 million decrease is the result of settlements reached with whole-loan investors during 2009, coupled with increases in estimated repurchase obligations during 2010.

The $4.4 million increase in other non-interest income is primarily the result of gains of $1.7 million on sales of REO properties not in trusts and recovery of REO write-downs during the six months ended June 30, 2010 as compared to loss on sale of REO and write-downs of REO totaling $1.9 million for the comparable period in 2009.

The $2.4 million increase in lease impairment adjustment during the six months ended June 30, 2010 over the comparable period was primarily attributable to a $2.9 million gain in the second quarter of 2009 resulting from reduction in the lease liabilities as a result of changes in our expected minimum future lease payments.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

The Company is party to litigation and claims which arise in the ordinary course of business.

With respect to Sheldon Pittleman v. Impac Mortgage Holdings, Inc., et al, which is further described in the Company’s Form 10-K for the year ended December 31, 2009, on June 29, 2010, the United States Court of Appeals for the Ninth Circuit affirmed the District’s Court’s dismissal of the plaintiff’s Third Amended Complaint.

Please refer to IMH’s reports on Form 10-K for the year ended December 31, 2009 and Form 10-Q for the quarter ended March 31, 2010 for a description of other litigation and claims.

ITEM 1A:  RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2009 and our quarterly reports on Form 10-Q for the period ended March 31, 2010, include a detailed discussion of our risk factors.  The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

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

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:  RESERVED

None.

ITEM 5:  OTHER INFORMATION

On June 24, 2010, the Company, through IRES and its subsidiaries, entered into a Master Repurchase Agreement with East West Bank providing a $10 million warehouse facility. The warehouse facility will be used to fund and will be secured by single family residential mortgage loans that are held for sale. As of June 30, 2010, there were no borrowings against this facility. The agreement expires June 2011. The rate range in excess of one month LIBOR is 4.00%, with a floor no less than 5.00%.  Under the terms of the warehouse facility, IRES and its subsidiaries are required to maintain various financial and other covenants, including maintaining a minimum tangible net worth of $17.0 million and cash or cash equivalents of at least $5.0 million.

The above information included in this Item 5 is provided in accordance with Items 1.01 and 2.03 of Form 8-K.

ITEM 6:  EXHIBITS

(a)                                  Exhibits:

10.1

Master Repurchase Agreement dated as of June 24, 2010 between East West bank and Synergy Capital Mortgage Corp. and Excel Mortgage Servicing, Inc., and Integrated Real Estate Service Corp., as Guarantor.

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

August 16, 2010