Form 10-Q
period 2010-09-30
IMPAC MORTGAGE HOLDINGS INC
filed 2010-11-15
CIK 1000298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

There were 7,768,748 shares of common stock outstanding as of November 12, 2010.

IMPAC MORTGAGE HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1.          CONSOLIDATED FINANCIAL STATEMENTS

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Cash and cash equivalents	$10,601	$25,678
Restricted cash	1,003	1,253
Short-term investments	—	5,002
Trust assets
Investment securities available-for-sale	1,254	813
Securitized mortgage collateral	6,070,577	5,666,122
Derivative assets	39	146
Real estate owned	106,042	142,364
Total trust assets	6,177,912	5,809,445

Assets of discontinued operations	672	4,480
Other assets	30,429	27,054
Total assets	$6,220,617	$5,872,912

LIABILITIES
Trust liabilities
Securitized mortgage borrowings	$6,061,000	$5,659,865
Derivative liabilities	89,028	126,603
Total trust liabilities	6,150,028	5,786,468

Long-term debt	10,822	9,773
Note payable	8,125	31,060
Liabilities of discontinued operations	14,125	19,152
Other liabilities	11,284	11,026
Total liabilities	6,194,384	5,857,479

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Series A junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none issued and outstanding	—	—
Series B 9.375% redeemable preferred stock, $0.01 par value; liquidation value $16,639; 2,000,000 shares authorized, 665,592 noncumulative shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	7	7
Series C 9.125% redeemable preferred stock, $0.01 par value; liquidation value $35,127; 5,500,000 shares authorized; 1,405,086 noncumulative shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	14	14
Common stock, $0.01 par value; 200,000,000 shares authorized; 7,768,746 and 7,698,146 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	78	77
Additional paid-in capital	1,076,328	1,075,707
Net accumulated deficit:
Cumulative dividends declared	(822,520)	(822,520)
Retained deficit	(227,674)	(237,852)
Net accumulated deficit	(1,050,194)	(1,060,372)
Total stockholders’ equity	26,233	15,433
Total liabilities and stockholders’ equity	$6,220,617	$5,872,912

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

INTEREST INCOME	$230,927	$341,323	$759,016	$1,508,230
INTEREST EXPENSE	229,256	339,417	755,020	1,499,729
Net interest income	1,671	1,906	3,996	8,501

NON-INTEREST INCOME:
Change in fair value of net trust assets, excluding REO	9,573	46,325	12,701	234,167
Losses from REO	(10,147)	(43,160)	(6,290)	(218,083)
Non-interest (loss) income - net trust assets	(574)	3,165	6,411	16,084

Change in fair value of long-term debt	1,168	341	952	682
Mortgage and real estate services fees	15,521	13,514	42,523	32,296
Other	39	(107)	(56)	(333)
Total non-interest income	16,154	16,913	49,830	48,729

NON-INTEREST EXPENSE:
General and administrative	4,869	4,603	14,278	15,053
Personnel expense	10,683	9,413	31,132	26,050
Total non-interest expense	15,552	14,016	45,410	41,103
Earnings from continuing operations before income taxes	2,273	4,803	8,416	16,127
Income tax expense from continuing operations	14	—	143	2,018
Earnings from continuing operations	2,259	4,803	8,273	14,109
(Loss) earnings from discontinued operations, net of tax	(1,285)	(1,776)	1,905	(8,366)
Net earnings	974	3,027	10,178	5,743
Cash dividends on preferred stock	—	—	—	(7,443)
Earnings (loss) available to common stockholders before redemption of preferred stock (Note 4)	$974	$3,027	$10,178	$(1,700)

Earnings (loss) per common share - basic:
Earnings from continuing operations	$0.29	$0.63	$1.07	$0.88
(Loss) earnings from discontinued operations	(0.16)	(0.23)	0.25	(1.10)
Earnings (loss) available to common stockholders before redemption of preferred stock (Note 4)	$0.13	$0.40	$1.32	$(0.22)

Earnings (loss) per common share - diluted:
Earnings from continuing operations	$0.27	$0.60	$0.99	$0.88
(Loss) earnings from discontinued operations	(0.15)	(0.22)	0.23	(1.10)
Earnings (loss) available to common stockholders before redemption of preferred stock (Note 4)	$0.12	$0.38	$1.22	$(0.22)

See accompanying notes to consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Nine Months
	Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$10,178	$5,743

Losses from real estate owned	6,290	218,083
Amortization and impairment of deferred charge, net	—	1,998
Change in fair value of net trust assets, excluding REO	(101,706)	(392,962)
Change in fair value of long-term debt	(952)	(682)
Accretion of interest income and expense	307,710	553,813
Stock-based compensation	472	3,297
Change in REO impairment reserve	(12,462)	(106,021)
Net change in other assets and liabilities	(3,338)	3,051
Net cash (used in) provided by operating activities of discontinued operations	(3,226)	20,956
Net cash provided by operating activities	202,966	307,276

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in securitized mortgage collateral	563,708	663,938
Net change in mortgages held-for-investment	148	406
Purchase of premises and equipment	(1,274)	(378)
Maturity (purchase) of short-term investments	5,000	(5,041)
Net principal change on investment securities available-for-sale	117	3,889
Proceeds from the sale of real estate owned	175,707	596,423
Net cash provided by investing activities of discontinued operations	1,907	14,148
Net cash provided by investing activities	745,313	1,273,385

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of warehouse borrowings	(580)	—
Borrowings under warehouse agreement	2,024	—
Settlement of trust preferred securities	—	(4,275)
Repurchase of preferred stock	—	(1,259)
Preferred stock dividends paid	—	(7,443)
Principal payments on notes payable	(22,935)	—
Repayment of securitized mortgage borrowings	(941,985)	(1,537,530)
Proceeds from exercise of stock options	20	—
Net cash used in financing activities of discontinued operations	—	(37,622)
Net cash used in financing activities	(963,456)	(1,588,129)

Net change in cash and cash equivalents	(15,177)	(7,468)
Cash and cash equivalents at beginning of period	25,850	46,228
Cash and cash equivalents at end of period - Continuing Operations	10,601	37,893
Cash and cash equivalents at end of period - Discontinued Operations	72	867
Total cash and cash equivalents at end of period	$10,673	$38,760

NON-CASH TRANSACTIONS (Continuing and Discontinued Operations):
Common stock issued per marketing service agreement	$129	$—
Transfer of loans held-for-sale and held-for-investment to real estate owned	—	12,540
Transfer of securitized mortgage collateral to real estate owned	129,907	279,368
Net effect of consolidation of net trust assets from adoption of accounting principle	119,631	—
Net effect of consolidation of net trust liabilities from adoption of accounting principle	(119,631)	—

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data or as otherwise indicated)

Note 1.—Summary of Business, Financial Statement Presentation, Market Conditions and Liquidity

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

Financial Statement Presentation

The accompanying unaudited consolidated financial statements of IMH and its subsidiaries (as defined above) have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These interim period condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the United States Securities and Exchange Commission (SEC).

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

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—An Amendment of FASB Statement 140” which eliminates the concept of qualifying special purpose entity’s (QSPEs) and provides additional criteria transferors must use to evaluate transfers of financial assets. This standard modifies certain guidance contained in FASB ASC 860 “Transfers and Servicing” and is adopted into the Codification through the issuance of ASU 2009-16 “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.” In order to determine whether a transfer is accounted for as a sale, the transferor must assess whether it and all of its consolidated entities have surrendered control of the financial assets. The standard also requires financial assets and liabilities retained from a transfer accounted for as a sale to be initially recognized at fair value. The Company adopted this standard effective January 1, 2010 with no impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which amends several key consolidation provisions related to variable interest entities (VIEs). This standard amends guidance contained in FASB ASC 810 “Consolidation” and is adopted into the Codification through the issuance of ASU 2009-17 “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” Former QSPEs will be evaluated for consolidation based on the provisions of FASB ASC 810-10-25, which changes the approach to determining a VIE’s primary beneficiary and requires companies to more frequently reassess whether they must consolidate or deconsolidate VIEs. The accounting standard requires a qualitative, rather than quantitative, analysis to determine the primary beneficiary of a VIE for consolidation purposes. The primary beneficiary of a VIE is the enterprise that has (a) the power to direct the VIE activities that most significantly affect the VIE’s economic performance, and (b) the right to receive benefits of the VIE that could potentially be significant to the VIE or the obligation to absorb losses of the VIE that could potentially be significant to the VIE. This standard is effective for fiscal years and interim periods beginning after November 15, 2009 and applies to all current QSPEs and VIEs, and all VIEs created after the effective date. In accordance with this standard, the Company may consolidate QSPEs and VIEs at carrying value or elect the fair value option. The Company intends to elect the fair value option, in which all of the financial assets and liabilities of certain designated QSPEs and VIEs would be recorded at fair value upon the adoption of this standard and continue to be recorded at fair value thereafter with changes in fair value reported in earnings.

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

The Company recorded income tax expense of $14 thousand and $143 thousand for the three and nine months ended September 30, 2010, respectively. Income tax expense for the three and nine months ended September 30, 2009 was zero and $2.0 million, respectively.   The income tax expense for 2010 is the result of state income taxes.  The income tax expense for 2009 is primarily the result of the amount of the deferred charge amortized and/or impaired resulting from credit losses, which does not result in any tax liability required to be paid. The deferred charge represents the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH in prior years. The deferred charge is included in other assets in the accompanying consolidated balance sheets and is amortized as a component of income tax expense in the accompanying consolidated statement of operations over the estimated life of the mortgages retained in the securitized mortgage collateral.

As of December 31, 2009, the Company had estimated federal and California net operating loss carryforwards in the amount of $835.8 million and $837.3 million, respectively, of which $277.6 million (federal) relate to discontinued operations.  Federal and state net operating loss (NOL) carryforwards begin to expire in 2020 and 2013, respectively.  The Company recorded a full valuation allowance against the deferred tax assets as it believes that as of September 30, 2010 it is more likely than not that the deferred tax assets will not be recoverable.

During the fourth quarter of 2009, the Company received a federal income tax refund in the amount of $8.9 million as a result of an election to carryback NOLs five years pursuant to 2009 federal legislation, The Worker, Homeownership, and Business Assistance Act of 2009.   The Company files income tax returns in the U.S. federal and various state jurisdictions.  The Company is subject to routine income tax audits in the various jurisdictions.  A subsidiary of the Company is currently under examination by the Internal Revenue Service for tax year 2008.  Management believes that there are no unresolved issues or claims likely to be material to our financial position.  As of September 30, 2010, the Company has no material uncertain tax positions.

Repurchase Reserve

When the Company sells loans through whole loan sales it is required to make normal and customary representations and warranties about the loans to the purchaser. The Company’s whole loan sale agreements generally require it to repurchase loans if the Company breaches a representation or warranty given to the loan purchaser. In addition, the Company may be required to repurchase loans as a result of borrower fraud or if a payment default occurs on a mortgage loan shortly after its sale.  The repurchase reserve is an estimate of losses from expected repurchases, and is based, in part, on the recent settlement of claims.  During the third quarter, consistent with other mortgage lenders, the Company received repurchase requests from Fannie Mae for loans funded primarily in 2007 resulting in a repurchase reserve of $8.7 million at September 30, 2010 as compared to $11.0 million at December 31, 2009.

Legal Proceedings

The Company is party to litigation and claims which arise in the ordinary course of business.

Please refer to IMH’s reports on Form 10-K for the year ended December 31, 2009 and Forms 10-Q for the quarters ended June 30, 2010 and March 31, 2010 for a description of litigation and claims.

Market Conditions and Liquidity

The housing market showed signs of improvement earlier in the year as housing prices were stabilizing in many markets and began to recover in others due to the low interest rate environment and the first-time homebuyer tax credit.  Since the expiration of the homebuyer tax credit in May 2010, home sales have declined in the third quarter of 2010 and inventory levels have increased.  The housing market is not expected to improve until job and income growth increase.

Mortgage and credit market conditions remained weak in the third quarter of 2010 due primarily to a continued weak labor market. Existing uncertainties surrounding the housing market, economy and regulatory environment will continue to present challenges for the Company.  The ongoing economic stress or further deterioration of general economic conditions could prolong or increase borrower defaults leading to deteriorating performance of the Company’s portfolio.

A number of factors make it difficult to predict when a sustained recovery in the housing and credit markets will occur.  Concerns about the future of the U.S. economy, including the pace and magnitude of recovery from the recent economic recession, consumer confidence, volatility in energy prices, volatility experienced by the credit markets including the possibility that the recent European sovereign debt crisis will spread and trends in corporate earnings will continue to influence the U.S. economic recovery and the capital markets. In particular, improvement in unemployment rates and a sustained recovery of the housing market remain critical components of a broader U.S. economic recovery. Further weakening in these components as well as in consumer confidence may result in additional deterioration in consumer payment patterns and credit quality. Although consumer confidence has improved from the levels seen early in 2009, it remains low on a historical basis. Weak consumer fundamentals, including declines in wage income, reduced consumer spending, declines in wealth and a difficult job market continue to depress consumer confidence. Additionally, there is uncertainty related to the recently announced monetary policy under the Federal government’s quantitative easing program and uncertainty as to the impact on the economy and consumer confidence whether the remaining actions taken by the government will restore faith in the capital markets and stimulate consumer spending. These conditions in combination with general economic weakness and the impact of recent and proposed regulatory changes will continue to affect our results of operations, the degree of which is largely dependent upon the nature and timing of the economic recovery.

The ability to meet our long-term liquidity requirements is subject to several factors, such as generating fees from our mortgage and real estate fee-based business activities and realizing cash flows from our long-term mortgage portfolio. Our future financial performance and success are dependent in large part upon our ability to grow our mortgage and real estate fee-based business activities, including providing services to third parties and expanding our mortgage lending operations.   We believe that current cash balances, cash flows from mortgage and real estate services fees generated from our long-term mortgage portfolio, and residual interest cash flows from our long-term mortgage portfolio are adequate for our current operating needs. However, the mortgage and real estate services market is volatile, highly competitive and subject to increased regulation. The Company’s ability to successfully compete in the mortgage and real estate services industry may be challenging as its business activities are recently established and many competitors have recently entered or have established businesses delivering similar services.  Additionally, the mortgage lending environment is extremely competitive and highly regulated.  The future success of our mortgage lending operations will depend on a number of factors, including how well we compete, housing market conditions, economic recovery and financial regulatory reform.  If we are unsuccessful, we may be unable to satisfy our future operating costs and liabilities, including repayment of the note payable and long-term debt.

Note 2.—Fair Value of Financial Instruments

The use of fair value to measure the Company’s financial instruments is fundamental to its consolidated financial statements and is a critical accounting estimate because a substantial portion of its assets and liabilities are recorded at estimated fair value.

For securitized mortgage collateral and securitized mortgage borrowings, the underlying Alt-A residential and commercial loans and mortgage-backed securities market have experienced significant declines in market activity, along with a lack of orderly transactions. The Company’s methodology to estimate fair value of these assets and liabilities include the use of internal pricing techniques such as the net present value of future expected cash flows (with observable market participant assumptions, where available) discounted at a rate of return based on the Company’s estimates of market participant requirements. The significant assumptions utilized in these internal pricing techniques, which are based on the characteristics of the underlying collateral, include estimated credit losses, estimated prepayment speeds and appropriate discount rates.The following table presents the estimated fair value of financial instruments included in the consolidated financial statements as of the dates indicated:

	September 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$10,601	$10,601	$25,678	$25,678
Restricted cash	1,003	1,003	1,253	1,253
Short-term investments	—	—	5,002	5,002
Investment securities available-for-sale	1,254	1,254	813	813
Securitized mortgage collateral	6,070,577	6,070,577	5,666,122	5,666,122
Derivative assets	39	39	146	146

Liabilities
Securitized mortgage borrowings	6,061,000	6,061,000	5,659,865	5,659,865
Derivative liabilities	89,028	89,028	126,603	126,603
Long-term debt	10,822	10,822	9,773	9,773
Note payable	8,125	7,911	31,060	27,789

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

As a result of the lack of observable market data resulting from inactive markets, the Company has classified its investment securities available-for-sale, securitized mortgage collateral and borrowings, net derivative liabilities and long-term debt as Level 3 fair value measurements at September 30, 2010 and December 31, 2009. Level 3 assets and liabilities were 100% of total assets and total liabilities measured at estimated fair value at September 30, 2010 and December 31, 2009.

Recurring Fair Value Measurements

We assess our financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by ASC Topic 810. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the beginning of the reporting period. There were no material transfers between our Level 1 and Level 2 classified instruments during the three and nine months ended September 30, 2010.  The adoption of ASU 2009-17 resulted in the Company consolidating and deconsolidating certain trust assets and liabilities at fair value as of January 1, 2010.  The details of the effect of the adoption of this standard are illustrated in Note 1.—Summary of Business, Significant Accounting Policies and Legal Proceedings.

The following tables present the Company’s assets and liabilities that are measured at estimated fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option at September 30, 2010 and December 31, 2009, based on the fair value hierarchy:

	Recurring Fair Value Measurements
	September 30, 2010			December 31, 2009
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investment securities available-for-sale	$—	$—	$1,254	$—	$—	$813
Securitized mortgage collateral	—	—	6,070,577	—	—	5,666,122
Total assets at fair value	$—	$—	$6,071,831	$—	$—	$5,666,935

Liabilities
Securitized mortgage borrowings	$—	$—	$6,061,000	$—	$—	$5,659,865
Derivative liabilities, net (1)	—	—	88,989	—	—	126,457
Long-term debt	—	—	10,822	—	—	9,773
Total liabilities at fair value	$—	$—	$6,160,811	$—	$—	$5,796,095

(1)          At September 30, 2010, derivative liabilities, net included $39 thousand in derivative assets and $89.0 million in derivative liabilities, included within trust assets and trust liabilities, respectively. At December 31, 2009, derivative liabilities, net included $146 thousand in derivative assets and $126.6 million in derivative liabilities, included within trust assets and trust liabilities, respectively.

The following tables present a reconciliation for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2010 and 2009:

	Level 3 Recurring Fair Value Measurements
	For the three months ended September 30, 2010
	Investment securities available- for-sale	Securitized mortgage collateral	Securitized mortgage borrowings	Derivative liabilities, net	Long-term debt
Fair value, June 30, 2010	$1,269	$6,215,213	$(6,200,592)	$(100,723)	$(11,357)
Total gains (losses) included in earnings:
Interest income (1)	90	120,487	—	—	—
Interest expense (1)	—	—	(203,594)	—	(633)
Change in fair value	(66)	(44,287)	66,194	(12,268)	1,168
Total gains (losses) included in earnings	24	76,200	(137,400)	(12,268)	535
Transfers in and/or out of Level 3	—	—	—	—	—
Purchases, issuances and settlements	(39)	(220,836)	276,992	24,002	—
Fair value, September 30, 2010	$1,254	$6,070,577	$(6,061,000)	$(88,989)	$(10,822)

Unrealized gains (losses) still held (2)	$971	$(4,949,059)	$6,772,511	$(89,889)	$59,941

(1)          Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. The total net interest income, including cash received and paid, was $1.7 million for the three months ended September 30, 2010, as reflected in the accompanying consolidated statement of operations.

(2)          Represents the amount of unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held and reflected in the fair values at September 30, 2010.

	Level 3 Recurring Fair Value Measurements
	For the three months ended September 30, 2009
	Investment securities available- for-sale	Securitized mortgage collateral	Securitized mortgage borrowings	Derivative liabilities, net	Long-term debt
Fair value, June 30, 2009	$1,332	$6,018,391	$(6,080,637)	$(184,672)	$(9,797)
Total gains (losses) included in earnings:
Interest income (1)	—	139,958	—	—	—
Interest expense (1)	—	—	(312,226)	—	(318)
Change in fair value	1,160	(79,422)	152,960	(28,373)	341
Total gains (losses) included in earnings	1,160	60,536	(159,266)	(28,373)	23
Transfers in and/or out of Level 3	—	—	—	—	—
Purchases, issuances and settlements	(1,443)	(311,548)	495,178	48,432	375
Fair value, September 30, 2009	$1,049	$5,767,379	$(5,744,725)	$(164,613)	$(9,399)

Unrealized gains (losses) still held (2)	$709	$(6,748,258)	$8,144,739	$(166,793)	$61,721

(1)          Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. The total net interest income, including cash received and paid, was $1.9 million for the three months ended September 30, 2009, as reflected in the accompanying consolidated statement of operations.

(2)          Represents the amount of unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held at September 30, 2009

	Level 3 Recurring Fair Value Measurements
	For the nine months ended September 30, 2010
	Investment securities available- for-sale	Securitized mortgage collateral	Securitized mortgage borrowings	Derivative liabilities, net	Long-term debt
Fair value, December 31, 2009	$813	$5,666,122	$(5,659,865)	$(126,457)	$(9,773)
Total gains (losses) included in earnings:
Interest income (1)	203	374,686	—	—	—
Interest expense (1)	—	—	(680,598)	—	(2,001)
Change in fair value	653	606,477	(552,853)	(41,576)	952
Total gains (losses) included in earnings	856	981,163	(1,233,451)	(41,576)	(1,049)
Adoption of ASU 2009-17 (2)	(298)	116,907	(110,618)	(9,013)	—
Transfers in and/or out of Level 3	—	—	—	—	—
Purchases, issuances and settlements	(117)	(693,615)	942,934	88,057	—
Fair value, September 30, 2010	$1,254	$6,070,577	$(6,061,000)	$(88,989)	$(10,822)

(1)          Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. The total net interest income, including cash received and paid, was $4.0 million for the nine months ended September 30, 2010, as reflected in the accompanying consolidated statement of operations.

(2)          Amounts represent the consolidation and deconsolidation of trust assets and liabilities as a result of the adoption of ASU 2009-17 on January 1, 2010.

	Level 3 Recurring Fair Value Measurements
	For the nine months ended September 30, 2009
	Investment securities available- for-sale	Securitized mortgage collateral	Securitized mortgage borrowings	Derivative liabilities, net	Long-term debt
Fair value, December 31, 2008	$2,068	$5,894,424	$(6,193,984)	$(273,547)	$(15,403)
Total gains (losses) included in earnings:
Interest income (1)	—	850,079	—	—	—
Interest expense (1)	—	—	(1,403,248)	—	(644)
Change in fair value	2,870	(33,818)	313,827	(48,712)	682
Total gains (losses) included in earnings	2,870	816,261	(1,089,421)	(48,712)	38
Transfers in and/or out of Level 3	—	—	—	—	—
Purchases, issuances and settlements	(3,889)	(943,306)	1,538,680	157,646	5,966
Fair value, September 30, 2009	$1,049	$5,767,379	$(5,744,725)	$(164,613)	$(9,399)

(1)          Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. The total net interest income, including cash received and paid, was $8.5 million for the nine months ended September 30, 2009, as reflected in the accompanying consolidated statement of operations.

The following tables present the changes in recurring fair value measurements included in net earnings (loss) for the three and nine months ended September 30, 2010 and 2009:

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Earnings
	For the three months ended September 30, 2010
			Change in Fair Value of
	Interest Income (1)	Interest Expense (1)	Net Trust Assets		Long-term Debt	Total
Investment securities available-for-sale	$90	$—	$(66)		$—	$24
Securitized mortgage collateral	120,487	—	(44,287)		—	76,200
Securitized mortgage borrowings	—	(203,594)	66,194		—	(137,400)
Derivative instruments, net	—	—	(12,268	)(2)	—	(12,268)
Long-term debt	—	(633)	—		1,168	535
Total	$120,577	$(204,227)	$9,573		$1,168	$(72,909)

(1)          Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. The total net interest income, including cash received and paid, was $1.7 million for the three months ended September 30, 2010, as reflected in the accompanying consolidated statement of operations.

(2)          Included in this amount is $12.0 million in changes in the fair value of derivative instruments, offset by $24.3 million in cash payments from the securitization trusts for the three months ended September 30, 2010.

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

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Earnings
	For the nine months ended September 30, 2010
			Change in Fair Value of
	Interest Income (1)	Interest Expense (1)	Net Trust Assets		Long-term Debt	Total
Investment securities available-for-sale	$203	$—	$653		$—	$856
Securitized mortgage collateral	374,686	—	606,477		—	981,163
Securitized mortgage borrowings	—	(680,598)	(552,853)		—	(1,233,451)
Derivative instruments, net	—	—	(41,576	)(2)	—	(41,576)
Long-term debt	—	(2,001)	—		952	(1,049)
Total	$374,889	$(682,599)	$12,701	(3)	$952	$(294,057)

(1)          Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. The total net interest income, including cash received and paid, was $4.0 million for the nine months ended September 30, 2010, as reflected in the accompanying consolidated statement of operations.

(2)          Included in this amount is $47.4 million in changes in the fair value of derivative instruments, offset by $89.0 million in cash payments from the securitization trusts for the nine months ended September 30, 2010.

(3)          For the nine months ended September 30, 2010, change in the fair value of trust assets, excluding REO was $12.7 million.  Excluded from the $101.7 million change in fair value of net trust assets, excluding REO, in the accompanying consolidated statement of cash flows is $89.0 million in cash payments from the securitization trusts related to the Company’s net derivative liabilities.

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

(3)          For the nine months ended September 30, 2009, change in the fair value of net trust assets, excluding REO was $234.2 million. Excluded from the $393.0 million change in fair value of net trust assets, excluding REO, in the accompanying consolidated statement of cash flows is $158.8 million in cash payments from the securitization trusts related to the Company’s net derivative liabilities.

The following is a description of the measurement techniques for items recorded at estimated fair value on a recurring basis.

Investment securities available-for-sale—The Company elected to carry all of its investment securities available-for-sale at fair value. The investment securities consist primarily of non-investment grade mortgage-backed securities. The fair value of the investment securities is measured based upon the Company’s expectation of inputs that other market participants would use. Such assumptions include judgments about the underlying collateral, prepayment speeds, future credit losses, forward interest rates and certain other factors.  Given the market disruption and lack of observable market data as of September 30, 2010 and December 31, 2009, the estimated fair value of the investment securities available-for-sale was measured using significant internal expectations of market participants’ assumptions.

Securitized mortgage collateral—The Company elected to carry all of its securitized mortgage collateral at fair value. These assets consist primarily of non-conforming mortgage loans securitized between 2002 and 2007.  Fair value measurements are based on the Company’s internal models used to compute the net present value of future expected cash flows, with observable market participant assumptions, where available. The Company’s assumptions include its expectations of inputs that other market participants would use in pricing these assets. These assumptions include judgments about the underlying collateral, prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors.  As of September 30, 2010, securitized mortgage collateral had an unpaid principal balance of $11.0 billion, compared to an estimated fair value of $6.1 billion. The aggregate unpaid principal balance exceeds the fair value by $4.9 billion at September 30, 2010.  As of September 30, 2010, the unpaid principal balance of loans 90 days or more past due was $2.0 billion compared to an estimated fair value of $0.6 billion. The aggregate unpaid principal balances of loans 90 days or more past due exceed the fair value by $1.4 billion at September 30, 2010.

Securitized mortgage borrowings—The Company elected to carry all of its securitized mortgage borrowings at fair value. These borrowings consist of individual tranches of bonds issued by securitization trusts and are primarily backed by non-conforming mortgage loans. Fair value measurements include the Company’s judgments about the underlying collateral and assumptions such as prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of September 30, 2010, securitized mortgage borrowings had an outstanding principal balance of $12.8 billion compared to an estimated fair value of $6.1 billion. The aggregate outstanding principal balance exceeds the fair value by $6.7 billion at September 30, 2010.

Long-term debt—The Company elected to carry all of its long-term debt (consisting of trust preferred securities and junior subordinated notes) at fair value. These securities are measured based upon an analysis prepared by management, which considered the Company’s own credit risk, including settlements with trust preferred debt holders and discounted cash flow analysis. As of September 30, 2010, long-term debt had an unpaid principal balance of $70.5 million compared to an estimated fair value of $10.8 million. The aggregate unpaid principal balance exceeds the fair value by $59.7 million at September 30, 2010.

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

The following tables present financial and non-financial assets and liabilities measured using nonrecurring fair value measurements at September 30, 2010 and 2009, respectively:

	Nonrecurring Fair Value Measurements			Total Gains (Losses)
	September 30, 2010			For the Three Months Ended	For the Nine Months Ended
	Level 1	Level 2	Level 3	September 30, 2010 (5)	September 30, 2010 (5)
Loans held-for-sale	$—	$—	$—	$—	$(218)
REO (1)	—	69,488	—	(10,258)	(9,430)
Lease liability (2)	—	—	(2,353)	(44)	357
Deferred charge (3)	—	—	13,144	—	—
Intangible asset (4)	—	—	1,000	—

(1)         Amounts are included in continuing operations.   For the three months ended September 30, 2010, the $10.3 million loss related to additional impairment write-downs during the period is within continuing operations.  For the nine months ended September 30, 2010, the $9.4 million loss during the period included $9.8 million of additional impairment write-downs and $355 thousand in recoveries within continuing and discontinued operations, respectively.

(2)         Amounts are included in discontinued operations.  For the three and nine months ended September 30, 2010, the Company recorded $44 thousand in losses and $357 thousand in recoveries resulting from changes in lease liabilities as a result of changes in our expected minimum future lease payments, respectively.

(3)          Amounts are included in continuing operations. For the three and nine months ended September 30, 2010, the Company recorded zero in income tax expense resulting from impairment write-downs based on changes in estimated cash flows and lives of the related mortgages retained in the securitized mortgage collateral.

(4)          Amount is included in other assets in the accompanying consolidated balance sheets.

(5)          Total gains (losses) reflect gains and losses from all nonrecurring measurements during the period.

	Non-recurring Fair Value Measurements			Total Gains (Losses)
	September 30, 2009			For the Three Months Ended	For the Nine Months Ended
	Level 1	Level 2	Level 3	September 30, 2009	September 30, 2009
Loans held-for-sale (1)	$—	$—	$79,505	$—	$(7,517)
REO (2)	—	116,694	—	(25,285)	(120,523)
Lease liability (3)	—	—	(3,924)	(28)	2,531
Deferred charge (4)	—	—	13,144	—	(1,998)

(1)          Includes $332 thousand and $79.2 million of loans held-for-sale within continuing and discontinued operations, respectively, at September 30, 2009.

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

Loans held-for-sale—Loans held-for-sale for which the fair value option was not elected are carried at the lower of cost or market (LOCOM). When available, such measurements are based upon what secondary markets offer for portfolios with similar characteristics, and are considered Level 2 measurements. If market pricing is not available, such measurements are significantly impacted by the Company’s expectations of other market participants’ assumptions, and are considered Level 3 measurements. The Company utilizes internal pricing processes to estimate the fair value of loans held-for-sale, which is based on recent loan sales and estimates of the fair value of the underlying collateral. Loans held-for-sale, which are primarily included in assets of discontinued operations, are considered Level 3 fair value measurements at September 30, 2010.

Real estate owned—REO consists of residential real estate acquired in satisfaction of loans. Upon foreclosure, REO is adjusted to the estimated fair value of the residential real estate less estimated selling and holding costs, offset by expected contractual mortgage insurance proceeds to be received, if any. Subsequently, REO is recorded at the lower of carrying value or estimated fair value less costs to sell. Fair values of REO are generally based on observable market inputs, and considered Level 2 measurements at September 30, 2010.

Lease liability—In connection with the discontinuation of our non-conforming mortgage, retail mortgage, warehouse lending and commercial operations, a significant amount of office space that was previously occupied is no longer being used by the Company. The Company has subleased a significant amount of this office space. The Company has recorded a liability, included within discontinued operations, representing the present value of the minimum lease payments over the remaining life of the lease, offset by the expected proceeds from sublet revenue related to this office space. This liability is based on present value techniques that incorporate the Company’s judgments about estimated sublet revenue and discount rates. Therefore, this liability is considered a Level 3 measurement at September 30, 2010.

Deferred charge—Deferred charge represents the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH in prior years. The deferred charge is amortized as a component of income tax expense over the estimated life of the mortgages retained in the securitized mortgage collateral. The Company evaluates the deferred charge for impairment quarterly using internal estimates of estimated cash flows and lives of the related mortgages retained in the securitized mortgage collateral. If the deferred charge is determined to be impaired, it is amortized as a component of income tax expense.  Deferred charge is considered a Level 3 measurement at September 30, 2010.

Intangible asset—Intangible assets deemed to have an indefinite life are tested annually for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment losses are recognized if carrying amount of an intangible asset exceeds its estimated fair value. Intangible asset, which is included in other assets of continuing operations, is considered a Level 3 measurement at September 30, 2010.

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

(2)          Expected dividend yield is zero because a dividend on the common stock was not probable over the expected life of the options granted during the nine months ended September 30, 2009.

There were no options granted during the nine months ended September 30, 2010.

The following table summarizes activity, pricing and other information for the Company’s stock options for the nine months ended September 30, 2010:

		Weighted-
		Average
	Number of	Exercise
	Shares	Price ($)
Options outstanding at January 1, 2010	1,294,585	$13.47
Options granted	—	—
Options exercised	40,600	0.53
Options forfeited / cancelled	142,335	63.81
Options outstanding at September 30, 2010	1,111,650	$7.50
Options exercisable at September 30, 2010	1,111,650	$7.50

As of September 30, 2010, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock-based incentive compensation plan.

In October 2010, the Company issued approximately 196 thousand stock options at a strike price of $2.80, which will vest over three years.   The October 2010 option grant resulted in approximately $548 thousand of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock-based incentive compensation plan. This cost is expected to be recognized over three years.

Note 4.—Reconciliation of Earnings Per Share

The following table presents the computation of basic and diluted earnings (loss) per common share, including the dilutive effect of stock options and cumulative redeemable preferred stock outstanding for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Numerator for basic earnings (loss) per share:
Earnings from continuing operations	$2,259	$4,803	$8,273	$14,109
Cash dividends on cumulative redeemable preferred stock	—	—	—	(7,443)
(Loss) earnings from discontinued operations	(1,285)	(1,776)	1,905	(8,366)
Earnings (loss) per share available to common stockholders before redemption of preferred stock (1)	$974	$3,027	$10,178	$(1,700)
Denominator for basic earnings (loss) per share (2):
Weighted average number of common shares outstanding during the period	7,760	7,618	7,727	7,618
Denominator for diluted earnings per share (2):
Weighted average number of common shares outstanding during the period	7,760	7,618	7,727	7,618
Net effect of dilutive stock options	584	384	601	—
Diluted weighted average common shares	8,344	8,002	8,328	7,618

Earnings (loss) per common share - basic:
Earnings from continuing operations	$0.29	$0.63	$1.07	$0.88
(Loss) earnings from discontinued operations	(0.16)	(0.23)	0.25	(1.10)
Earnings (loss) per share available to common stockholders before redemption of preferred stock (1)	$0.13	$0.40	$1.32	$(0.22)

Earnings (loss) per common share - diluted:
Earnings from continuing operations	$0.27	$0.60	$0.99	$0.88
(Loss) earnings from discontinued operations	(0.15)	(0.22)	0.23	(1.10)
Earnings (loss) per share available to common stockholders before redemption of preferred stock (1)	$0.12	$0.38	$1.22	$(0.22)

(1)          As discussed below, the difference between the carrying value of the tendered preferred stock ($106.1 million) and the amount paid for the shares ($1.3 million) was recognized as a decrease in retained deficit in 2009. Including the redemption, total basic earnings per share from continuing operations available to common stockholders for the three and nine month period ended September 30, 2009, were $14.16 and $13.54, respectively. Including the redemption, total diluted earnings per share from continuing operations available to common stockholders for the three and nine month period ended September 30, 2009, were $13.48 and $13.54, respectively.

(2)          Share amounts presented in thousands.

In June 2009, the Company completed the Offer to Purchase and Consent Solicitation (the “Offer to Purchase”) of all of its 9.375% Series B Cumulative Redeemable Preferred Stock and 9.125% Series C Cumulative Redeemable Preferred Stock (which are sometimes collectively hereinafter referred to as the Preferred Stock). The aggregate purchase price for the Preferred Stock was $1.3 million. In addition, in connection with completing the Offer to Purchase the Company paid $7.4 million of accumulated but unpaid dividends on its Preferred Stock.  With the total cash payment of $8.7 million, the Company eliminated $109.5 million of liquidation preference on its Preferred Stock. After the completion of the Offer to Purchase, the Company has outstanding $52.3 million liquidation preference of Series B and Series C Preferred Stock. As this transaction is considered a redemption for accounting purposes, in accordance with FASB ASC 505-10 and 260-10-S99, the difference between the carrying value of the tendered preferred stock ($106.1 million) and the amount paid for the shares ($1.3 million) was recognized as a decrease in retained deficit in 2009. Including the redemption, total basic earnings per share from continuing operations available to common stockholders for the three and nine month period ended September 30, 2009, were $14.16 and $13.54, respectively. Including the redemption, total diluted earnings per share from continuing operations available to common stockholders for the three and nine month period ended September 30, 2009, were $13.48 and $13.54, respectively.

For the three and nine months ended September 30, 2010, stock options to purchase 338 thousand shares were outstanding but not included in the above weighted average share calculations because they were anti-dilutive.

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

Note 5.—Segment Reporting

The Company has three reporting segments, consisting of the long-term mortgage portfolio, mortgage and real estate services and discontinued operations. The following tables present the selected financial data and operating results by reporting segment for the periods indicated:

		Mortgage and
	Long-term	Real Estate	Discontinued
	Portfolio	Services	Operations	Reclassifications (1)	Consolidated
Balance sheet items as of September 30, 2010:
Cash and cash equivalents	$375	$10,226	$72	$(72)	10,601
Restricted cash	—	1,003	391	(391)	1,003
Securitized mortgage collateral	6,070,577	—	—	—	6,070,577
Other assets	117,847	19,917	209	(209)	137,764
Total assets	6,188,799	31,146	672	—	6,220,617
Total liabilities	6,172,530	7,729	14,125	—	6,194,384
Total stockholders’ equity (deficit)	16,269	23,417	(13,453)	—	26,233

Balance sheet items as of December 31, 2009:
Cash and cash equivalents	$7,940	$17,738	$172	$(172)	25,678
Restricted cash	—	1,253	501	(501)	1,253
Short-term investment	5,002	—	—	—	5,002
Securitized mortgage collateral	5,666,122	—	—	—	5,666,122
Loans held-for-sale	—	—	2,371	(2,371)	—
Other assets	162,829	7,548	1,436	(1,436)	170,377
Total assets	5,841,893	26,539	4,480	—	5,872,912
Total liabilities	5,831,936	6,391	19,152	—	5,857,479
Total stockholders’ equity (deficit)	9,957	20,148	(14,672)	—	15,433

		Mortgage and
	Long-term	Real Estate	Discontinued
	Portfolio	Services	Operations	Reclassifications (1)	Consolidated
Statement of Operations Items
for the three months ended September 30, 2010:
Net interest income	$1,666	$5	$4	$(4)	$1,671
Non-interest income- net trust assets	(574)	—	—	—	(574)
Mortgage and real estate services fees	—	15,521	—	—	15,521
Other non-interest income (expense)	1,189	18	(1,673)	1,673	1,207
Non-interest expense and income taxes	(4,364)	(11,202)	384	(384)	(15,566)
(Loss) earnings from continuing operations	$(2,083)	$4,342			2,259
Loss from discontinued operations, net of tax			$(1,285)		(1,285)
Net earnings					$974

Statement of Operations Items
for the nine months ended September 30, 2010:
Net interest income	$3,980	$16	$48	$(48)	$3,996
Non-interest income- net trust assets	6,411	—	—	—	6,411
Mortgage and real estate services fees	—	42,523	—	—	42,523
Other non-interest income	876	20	460	(460)	896
Non-interest expense and income taxes	(13,582)	(31,971)	1,397	(1,397)	(45,553)
(Loss) earnings from continuing operations	$(2,315)	$10,588			8,273
Earnings from discontinued operations, net of tax			$1,905		1,905
Net earnings					$10,178

		Mortgage and
	Long-term	Real Estate	Discontinued
	Portfolio	Services	Operations	Reclassifications (1)	Consolidated
Statement of Operations Items
for the three months ended September 30, 2009:
Net interest income	$1,894	$12	$834	$(834)	$1,906
Non-interest income- net trust assets	3,165	—	—	—	3,165
Mortgage and real estate services fees	—	13,514	—	—	13,514
Other non-interest income (expense)	361	(127)	(2,148)	2,148	234
Non-interest expense and income taxes	(5,422)	(8,594)	(462)	462	(14,016)
(Loss) earnings from continuing operations	$(2)	$4,805			4,803
Loss from discontinued operations, net of tax			$(1,776)		(1,776)
Net earnings					$3,027

Statement of Operations Items
for the nine months ended September 30, 2009:
Net interest income (expense)	$8,496	$5	$(244)	$244	$8,501
Non-interest income- net trust assets	16,084	—	—	—	16,084
Mortgage and real estate services fees	—	32,296	—	—	32,296
Other non-interest income (expense)	661	(312)	(10,928)	10,928	349
Non-interest expense and income taxes	(22,962)	(20,159)	2,806	(2,806)	(43,121)
Earnings from continuing operations	$2,279	$11,830			14,109
Loss from discontinued operations, net of tax			$(8,366)		(8,366)
Net earnings					$5,743

(1)          Amounts represent reclassifications of activity in the discontinued operations segment into loss from discontinued operations, net of tax as presented in the accompanying consolidated statements of operations.

Note 6.—Real Estate Owned (REO)

The Company’s REO consisted of the following:

	September 30, 2010	December 31, 2009
REO	$137,517	$176,800
Impairment (1)	(31,403)	(34,080)
Ending balance	$106,114	$142,720

REO inside trusts	$106,042	$142,364
REO outside trusts	72	356
Total	$106,114	$142,720

(1)          Impairment represents the cumulative write-downs of REO to estimated net realizable value subsequent to foreclosure.

Note 7.—Long-term Debt

Trust Preferred Securities

The following table shows the remaining balance of Trust Preferred Securities issued as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
Trust preferred securities (1)	$8,500	$8,500
Common securities	263	263
Fair value adjustment	(6,582)	(6,501)
Total	$2,181	$2,262

(1)          Stated maturity of July 30, 2035. Redeemable at par at any time after July 30, 2010. Requires quarterly distributions initially at a fixed rate of 8.55% per annum through July 30, 2010 and thereafter at a variable rate of three-month LIBOR plus 3.75% per annum.

Junior Subordinated Notes

The following table shows the remaining balance of junior subordinated notes issued as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
Junior subordinated notes (1)	$62,000	$62,000
Fair value adjustment	(53,359)	(54,489)
Total	$8,641	$7,511

(1)          Stated maturity of March 2034. Requires quarterly distributions initially at a fixed rate of 2.00% through 2013 with increases of 1.00% per annum through 2017. Starting in 2018, the interest rates become variable at three-month LIBOR plus 3.75% per annum.

Note 8.—Note Payable

In October 2009, the Company entered into a settlement agreement (the Settlement Agreement) with its remaining reverse repurchase facility lender to settle the restructured financing. The Settlement Agreement retired the facility and removed any further exposure associated with the line or the loans that secured the line. Pursuant to the terms of the Settlement Agreement, the Company settled the $140.0 million balance of the reverse repurchase line by (i) transferring the loans securing the line to the lender at their approximate carrying values, (ii) making in a cash payment of $20.0 million and (iii) entering into a credit agreement with the lender (the Credit Agreement) for a $33.9 million note payable. The borrowing under the Credit Agreement, which is to be paid over 18 months, bears interest at a rate of one-month LIBOR plus 350 basis points and requires a monthly principal and interest payment of $1.5 million. An additional $10.0 million principal payment was due and paid in April 2010 as part of the Credit Agreement. At September 30, 2010, the balance of the note payable was $8.1 million.

The borrowing under the Credit Agreement may be prepaid by the Company at any time.  Proceeds from any of the following are required to be applied to the balance under the credit agreement: (i) the sale of any assets, excluding mortgage assets, (ii) the issuance of debt, excluding warehouse borrowings and (iii) the issuance of equity by the Company.

In addition to the restrictions above, the Credit Agreement requires the Company to maintain certain business and financial covenants until the borrowing is paid in full. These covenants place several restrictions on the Company and its operations, including limiting its ability to pay dividends, issue equity interests, make investments over certain amounts without prior consent or enter into any transaction to merge or consolidate. The covenants also require the Company to maintain cash and cash equivalents of $10.0 million (based on certain calculations) and stockholders’ equity greater than zero (based on certain calculations). At September 30, 2010, the Company was in compliance with these covenants.

Note 9.—Warehouse Line

In June 2010, the Company, through IRES and its subsidiaries, entered into a Master Repurchase Agreement with a regional bank providing a $10 million warehouse facility. The warehouse facility will be used to fund and will be secured by conforming single family residential mortgage loans that are held for sale. As of September 30, 2010, there was $1.4 million outstanding on this facility. The agreement expires June 2011. The rate is one month LIBOR plus 4.00% with a floor of 5.00%.  Under the terms of the warehouse facility, IRES and its subsidiaries are required to maintain various financial and other covenants, including maintaining a minimum tangible net worth of $17.0 million and cash or cash equivalents of at least $5.0 million.  At September 30, 2010, the Company was in compliance with these financial covenants.

Note 10.—Subsequent Events

Subsequent events have been evaluated through the date of this filing.

In October 2010, the Company completed the acquisition of 51% of AmeriHome Mortgage Corporation (AmeriHome) for $1.8 million, whereby the Company made a $950 thousand capital contribution to AmeriHome, paid $150 thousand to the founder of AmeriHome, and entered into a note payable requiring $20 thousand monthly payments for three years.  As part of the transaction, the Company has an option to purchase an additional 39% ownership interest beginning January 1, 2011 for 1.5 times of 39% of the book value of AmeriHome plus $550,000 in cash.    In addition, the founder has an option to sell his 49%, ownership beginning January 1, 2014, to the Company for 49% of book value.  The book value of AmeriHome was approximately $2.8 million at the time of the Company’s purchase of 51% ownership interest.

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

For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the period ended December 31, 2009, the other reports we file under the Securities and Exchange Act of 1934. This document speaks only as of its date and we do not undertake, and specifically disclaim any obligation, to release publicly the results of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

Status of Operations, Liquidity and Capital Resources

Mortgage and real estate services

In 2009, the Company sought to create an integrated services platform to provide solutions to the mortgage and real estate markets. Pursuant to that, the Company initiated various mortgage and real estate fee-based business activities, including loan modifications, real estate disposition, monitoring and surveillance services, real estate brokerage and lending services and title and escrow services. The Company has been able to develop and enhance its service offerings in providing services to investors, servicers and individual borrowers primarily by focusing on loss mitigation and performance of our own long-term mortgage portfolio. These business activities have been developed as part of a centralized platform to operate synergistically to maximize their success. The Company has established the following business activities:

•                  Loss Mitigation—The Company has established loss mitigation operations to provide loss mitigation services including loan modification and short sale services to its long-term mortgage portfolio, investors and institutions with distressed and delinquent residential and multifamily mortgage portfolios. In addition, we provide modification solutions to individual borrowers by interacting with loan servicers on behalf of the borrowers to assist them in lowering the monthly mortgage payments to an affordable level allowing them to remain in their homes. The Company receives fees paid by the borrower for loan modification services performed for the borrower.  During the first quarter of 2010, the Company established operations to market debt resolution services to consumers and assist them in entering a program that helps them repay their unsecured debt at a discount.  However in October 2010, given recent regulation, the Company has decided not to pursue further offering debt resolution services.

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

•                  Mortgage Lending Operations—The Company has established mortgage lending operations as it seeks to re-enter mortgage banking. The mortgage lending activities include earning fees for brokering loans to third-party lenders since 2008 and originating loans through our mortgage banking platform under the “Impac” brand name.  We originated only a minimal amount of loans in 2009, and we have increased our loan originations, including brokering loans, to $22.1 million for the first nine months of 2010.  We expect to increase loan production further in the future through retail channels, wholesale channels and captive financing from the Company’s portfolio of transactions, focusing on originating only loans that are eligible for sale to HUD and other government-sponsored enterprises.   In October 2010, the Company completed the acquisition of 51% of AmeriHome Mortgage Corporation (AmeriHome) which is an approved seller/servicer for Fannie Mae, Freddie Mac and HUD, in addition to being an approved Ginnie Mae issuer.

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

For the three and nine months ended September 30, 2010, mortgage and real estate services fees were $15.5 million and $42.5 million, respectively, as follows:

	For the Three Months	For the Nine Months
	Ended September 30, 2010	Ended September 30, 2010
Monitoring, surveillance and recovery fees	7,342	20,150
Title and escrow	4,502	10,462
Servicing income	1,846	7,669
Loan modification fees	1,831	4,242
Total mortgage and real estate services fees	$15,521	$42,523

Although the Company intends to generate more fees by providing these services to third parties in the marketplace, the revenues from these businesses have primarily been generated from the Company’s long-term mortgage portfolio.  Despite our efforts to expand these services, we have encountered challenges in selling these services to third-parties.  Furthermore, since these businesses are recently established there remains uncertainty about their future success.  During the first quarter of 2010, the Company began to expand the portfolio surveillance and recovery services operations and entered into an agreement with a third party to assist in credit risk management and portfolio surveillance services.  However, we anticipate third party revenues may decline and there is no certainty that they will continue.

In June 2010, the Company signed a definitive agreement with a regional bank providing the Company with a $10 million warehouse facility.  This facility provides the company with a funding source to originate residential conforming mortgage loans that are eligible for sale to HUD and other government-sponsored enterprises.  As of September 30, 2010, there was $1.4 million outstanding on this facility.  The interest rate on the facility is one month LIBOR plus 4.00%, with a floor of 5.00%. The agreement expires June 2011.

Liquidity and capital resources

During the first nine months of 2010, the Company continued to fund its operations primarily from income generated from its long-term mortgage portfolio, which included mortgage and real estate services fees and cash flows from our residual interests in securitizations.

The ability to meet our long-term liquidity requirements is subject to several factors, such as generating fees from our mortgage and real estate fee-based business activities and realizing cash flows from our long-term mortgage portfolio. Our future financial performance and success are dependent in large part upon our ability to grow our mortgage and real estate fee-based business activities, including providing services to third parties and expanding our mortgage lending operations.   We believe that current cash balances, cash flows from mortgage and real estate services fees generated from our long-term mortgage portfolio, and residual interest cash flows from our long-term mortgage portfolio are adequate for our current operating needs. However, the mortgage and real estate services market is volatile, highly competitive and subject to increased regulation. The Company’s ability to successfully compete in the mortgage and real estate services industry may be challenging as its business activities are recently established and many competitors have recently entered or have established businesses delivering similar services.  Additionally, the mortgage lending environment is extremely competitive and highly regulated.  The future success of our mortgage lending operations will depend on a number of factors, including how well we compete, housing market conditions, economic recovery and financial regulatory reform.  If we are unsuccessful, we may be unable to satisfy our future operating costs and liabilities, including repayment of the note payable and long-term debt.

To understand the financial position of the Company better, we believe it is important to understand the composition of the Company’s stockholders’ equity (deficit) and to which component of the business it relates. At September 30, 2010, the equity (deficit) within our continuing and discontinued operations was comprised of the following significant assets and liabilities:

	Condensed Components of Stockholders’ Equity (Deficit)
	As of September 30, 2010
	Continuing	Discontinued
	Operations	Operations	Total
Cash	$10,601	$72	$10,673
Residual interests in securitizations	27,884	—	27,884
Note payable	(8,125)	—	(8,125)
Long-term debt ($71,120 par)	(10,822)	—	(10,822)
Repurchase reserve	(25)	(8,707)	(8,732)
Lease liability (1)	—	(2,353)	(2,353)
Deferred charge	13,144	—	13,144
Net other assets (liabilities)	7,029	(2,465)	4,564
Stockholders’ equity (deficit)	$39,686	$(13,453)	$26,233

(1)          Guaranteed by IMH.

Continuing operations

At September 30, 2010, cash within our continuing operations decreased to $10.6 million from $25.7 million at December 31, 2009. The primary sources of cash between periods were $42.5 million in fees generated from the mortgage and real estate fee-based businesses and $9.9 million from residual interests in securitizations. Offsetting the sources of cash were operating expenses totaling $45.4 million and $23.5 million in payments on the note payable.

Since our consolidated and unconsolidated securitization trusts are nonrecourse, we have netted trust assets and liabilities to present the Company’s interest in these trusts more simply, which are considered our residual interests in securitizations. For unconsolidated securitizations our residual interests represent the fair value of investment securities available-for-sale. For consolidated securitizations, our residual interests are represented by the fair value of securitized mortgage collateral and real estate owned, offset by the fair value of securitized mortgage borrowings and net derivative liabilities. We receive cash flows from our residual interests in securitizations to the extent they are available after required distributions to bondholders and maintaining overcollateralization levels within the trusts. The estimated fair value of the residual interests, represented by the difference in the fair value of trust assets and trust liabilities, was $27.9 million at September 30, 2010, compared to $23.0 million at December 31, 2009.

At September 30, 2010, our note payable decreased $22.9 million from December 31, 2009, as a result of monthly payments totaling $13.5 million comprising of principal and interest.  Additionally, during April 2010, the Company made a $10.0 million principal payment that was due per the terms of the note payable.  As of September 30, 2010, the balance of the note was $8.1 million and will mature in March of 2011.

At September 30, 2010, we had deferred charges of $13.1 million, which is amortized as a component of income tax expense in the consolidated statements of operations over the estimated life of the mortgages retained in the securitized mortgage collateral. The deferred charges represent the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH in prior years. This balance is recorded as required by GAAP and does not have any realizable cash value.

Net other assets include $3.5 million in accounts receivable, $3.1 million in premises and equipment, $2.3 million in prepaid expenses and $1.0 million in restricted cash.

Discontinued operations

The Company’s most significant liabilities in discontinued liabilities at September 30, 2010 relate to its repurchase reserve and a lease liability associated with the former non-conforming mortgage operations.

In previous years when our discontinued operations sold loans to investors, we were required to make normal and customary representations and warranties about the loans we had previously sold to investors. Our whole loan sale agreements generally required us to repurchase loans if we breached a representation or warranty given to the loan purchaser. In addition, we also could be required to repurchase loans as a result of borrower fraud or if a payment default occurs on a mortgage loan shortly after its sale. The repurchase reserve is an estimate of losses from expected repurchases, and is based, in part, on the recent settlement of claims. During the third quarter, consistent with other mortgage lenders, we received repurchase requests from Fannie Mae for loans funded primarily in 2007 resulting in an increase in our repurchase reserve to $8.7 million at September 30, 2010 as compared to $7.6 million at June 30, 2010.

In connection with the discontinuation of our non-conforming mortgage, retail mortgage, warehouse lending and commercial operations, a significant amount of office space that was previously occupied is no longer being used by the Company.  The Company has subleased a significant amount of this office space. At September 30, 2010, the Company had a liability of $2.4 million included within discontinued operations, representing the present value of the minimum lease payments over the remaining life of the lease, offset by the expected proceeds from sublet revenue related to this office space.

Market Conditions

The housing market showed signs of improvement earlier in the year as housing prices were stabilizing in many markets and began to recover in others due to the low interest rate environment and the first-time homebuyer tax credit.  Since the expiration of the homebuyer tax credit in May 2010, home sales have declined in the third quarter of 2010 and inventory levels have increased.  The housing market is not expected to improve until job and income growth increase.

Mortgage and credit market conditions remained weak in the third quarter of 2010 due primarily to a continued weak labor market. Existing uncertainties surrounding the housing market, economy and regulatory environment will continue to present challenges for the Company.  The ongoing economic stress or further deterioration of general economic conditions could prolong or increase borrower defaults leading to deteriorating performance of the Company’s portfolio.

In October 2010, certain large mortgage servicers announced investigations into their internal servicing operations. As reported, these investigations centered around foreclosure processing and, shortly thereafter, these servicers also announced the temporary national suspension of foreclosure activity.  Some state attorney generals and various state and federal regulators and policymakers have since initiated inquiries concerning foreclosure procedures for single family mortgage loans.  Certain courts have issued new rules relating to foreclosures and we anticipate that scrutiny of foreclosure documentation will increase. Also, in some areas, officials are requiring additional verification of information filed prior to the foreclosure proceeding. If these trends continue, there could be an extended delay in the processing of foreclosures, which could have an adverse effect upon the timing of foreclosure sales which may lead to higher loss severities and REO expenses.

Despite positive job creation in the first half of 2010, the economy began to lose jobs again in the third quarter as job creation in the private sector, while positive, slowed and was more than offset by reductions in temporary government related jobs which has again raised fears as to how pronounced any economic recovery may be. U.S. unemployment rates, which have been a major factor in the deterioration of credit quality in the U.S., remained high at 9.6 percent in September 2010, an increase of 10 basis points during the quarter and a decrease of 40 basis points since December 2009.  The increase in unemployment rates have generally been most pronounced in the markets which had previously experienced the highest appreciation in home values. Unemployment rates in 6 states are at or above 11%, including California and Florida.   California and Florida represent 52% and 12% of the aggregate unpaid principal of the long-term portfolio, respectively, at September 30, 2010.

In addition to the weak labor market, we continue to be affected by the following trends:

•      Overall levels of delinquencies remain elevated;

•      Loss severity rates remain relatively high, as market conditions, such as home prices and the rate of home sales remain weak;

•      Growth in the number of loans in the foreclosure process as well as prolonged foreclosure timelines related to deficiencies in foreclosure practices of servicers as discussed above;

•      Mortgage loan originations from 2005 to 2008 continue to perform worse than originations from prior periods;

•      Real estate markets in a large portion of the United States continue to be affected by stagnation or declines in property values experienced over the last three years;

•      Home prices remain under pressure due to elevated foreclosure levels even though they have begun to stabilize in most markets, including some parts of California; and

•      Tighter lending standards by mortgage lenders which affects the ability of borrowers to refinance existing mortgage loans.

A number of factors make it difficult to predict when a sustained recovery in the housing and credit markets will occur.  Concerns about the future of the U.S. economy, including the pace and magnitude of recovery from the recent economic recession, consumer confidence, volatility in energy prices, volatility experienced by the credit markets including the possibility that the recent European sovereign debt crisis will spread and trends in corporate earnings will continue to influence the U.S. economic recovery and the capital markets. In particular, improvement in unemployment rates and a sustained recovery of the housing market remain critical components of a broader U.S. economic recovery. Further weakening in these components as well as in consumer confidence may result in additional deterioration in consumer payment patterns and credit quality. Although consumer confidence has improved from the levels seen early in 2009, it remains low on a historical basis. Weak consumer fundamentals, including declines in wage income, reduced consumer spending, declines in wealth and a difficult job market continue to depress consumer confidence. Additionally, there is uncertainty related to the recently announced monetary policy under the Federal government’s quantitative easing program and uncertainty as to the impact on the economy and consumer confidence whether the remaining actions taken by the government will restore faith in the capital markets and stimulate consumer spending. These conditions in combination with general economic weakness and the impact of recent and proposed regulatory changes will continue to affect our results of operations, the degree of which is largely dependent upon the nature and timing of the economic recovery.

Ambac Financial Group, Inc. (Ambac) provides bond guaranty insurance for thirteen of the Company’s consolidated securitizations.  In November 2010, Ambac filed for bankruptcy protection.  As the related securitization trusts are nonrecourse to the Company, it is not required to replace or otherwise settle bond guaranty insurance within the consolidated trusts.  Furthermore, in determining the fair value of securitized mortgage borrowings, the Company excludes consideration of bond guaranty insurance payments in accordance with FASB ASC 820-10-35-18A.  In addition to Ambac, other insurance companies have issued bond guaranty insurance policies for certain securities within the Company’s securitized mortgage borrowings.  Other bond insurers are experiencing similar financial difficulties.  Bankruptcy filings by Ambac and other bond insurance companies could materially affect industry-wide market prices for collateralized mortgage bonds.

Financial Regulatory Reform On July 21, 2010, the “Dodd-Frank Wall Street Reform and Consumer Protection Act” was signed into law. This legislation is a sweeping overhaul of the financial regulatory system.

The legislation provides for new regulation on financial institutions, creates new supervisory and advisory bodies, including the new Consumer Financial Protection Bureau, and contains many consumer related provisions including provisions addressing mortgage reform. In the area of mortgage origination, it appears there is an effective elimination of stated income loans and a requirement to apply a net tangible benefit test for all refinancing transactions. There are also numerous revised servicing requirements for mortgage loans.

The legislation will have a significant impact on the operations of many financial institutions in the U.S. As the legislation calls for extensive regulations to be promulgated to interpret and implement the legislation, it is not possible to precisely determine the impact to operations and financial results at this time.  The Company will continue to assess the effect of the legislation on the Company’s business as the associated regulations are adopted.

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

As depicted in the chart above, average home prices peaked in June 2006 at 226.29 and continued their dramatic decline through much of the first half of 2009, while increasing slightly over the remaining half of the year. The Standard & Poor’s Case-Shiller 10-City Composite Home Price Index (the Index) for August 2010 was 162.13 (with the base of 100.00 for January 2000) and hasn’t been this low since December 2003 when the Index was 161.27. Beginning in the third quarter of 2007, the Company began to believe that there was a correlation between the borrowers’ perceived equity in their homes and defaults. The original loan-to-value (defined as loan amount as a percentage of collateral value, “LTV”) and original combined loan-to-value (defined as first lien plus total subordinate liens to collateral value, “CLTV”) ratios of single-family mortgages remaining in the Company’s securitized mortgage collateral as of September 30, 2010 was 72% and 80%, respectively. The current LTV and CLTV ratios likely increased from origination date as a result of the deterioration in the real estate market. We believe that home prices that have declined below the borrower’s original purchase price have a higher risk of default within our portfolio. Based on the Index, home prices have declined 28% through August 2010 from the 2006 peak. Further, we believe the home prices in general within California and Florida, the states with the highest concentration of our mortgages, have declined even further than the Index. We have considered the deterioration in home prices and its impact on our loss severities, which are a primary assumption used in the valuation of securitized mortgage collateral and borrowings.

Critical Accounting Policies

We define critical accounting policies as those that are important to the portrayal of our financial condition and results of operations. Our critical accounting policies require management to make difficult and complex judgments that rely on estimates about the effect of matters that are inherently uncertain due to the effect of changing market conditions and/or consumer behavior. In determining which accounting policies meet this definition, we considered our policies with respect to the valuation of our assets and liabilities and estimates and assumptions used in determining those valuations. We believe the most critical accounting issues that require the most complex and difficult judgments and that are particularly susceptible to significant change to our financial condition and results of operations include the following:

Please refer to IMH’s report on Form 10-K on pages 33 through 39 of Management’s Discussion and Analysis of Results of Operations for the year ended December 31, 2009  for a detailed discussion of our significant accounting policies. Such policies have not changed during 2010 except those outlined below.

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

Effective January 1, 2010, former QSPEs are evaluated for consolidation based on the provisions of FASB ASC 810-10-25, which eliminates the concept of a QSPE and changes the approach to determining a securitization trust’s primary beneficiary. Refer to Note 1.— Summary of Business, Financial Statement Presentation, Market Conditions and Liquidity in the notes to the consolidated financial statements for a discussion of the impact of this new standard on the Company’s consolidated balance sheet at January 1, 2010.

Income Taxes

While the Company has generated significant net operating loss carryforwards in recent periods, we do not expect to generate sufficient taxable income in future periods to be able to realize these tax benefits. Therefore, we have recorded a full valuation allowance against the net deferred tax assets as we believe that as of September 30, 2010 it is more likely than not that the net deferred tax assets will not be recoverable.

Selected Financial Results for the Three Months Ended September 30, 2010

Continuing Operations

•      Earnings from continuing operations of $2.3 million for the third quarter of 2010, compared to $4.8 million for the comparable 2009 period.

•      Net interest income of $1.7 million for the third quarter of 2010, primarily from our long-term mortgage portfolio, compared to $1.9 million for the comparable 2009 period.

•      Non-interest (loss) income - net trust assets of $(574) thousand for the third quarter of 2010, compared to $3.2 million for the comparable 2009 period.

•      Mortgage and real estate services fees of $15.5 million for the third quarter of 2010, compared to $13.5 million for the comparable 2009 period.

•      Personnel expense of $10.7 million for the third quarter of 2010, compared to $9.4 million for the comparable 2009 period.

Discontinued Operations

•      Loss from discontinued operations of $1.3 million for the third quarter of 2010, compared to a loss of $1.8 million for the comparable 2009 period.

•      Repurchase reserve was $8.7 million at September 30, 2010, compared to $11.0 million at December 31, 2009.

Selected Financial Results for the Nine Months Ended September 30, 2010

•      Earnings from continuing operations of $8.3 million for the nine months ended September 30, 2010, compared to $14.1 million for the comparable 2009 period.

•      Net interest income of $4.0 million for the nine months ended September 30, 2010, primarily from our long-term mortgage portfolio, compared to $8.5 million for the comparable 2009 period.

•      Non-interest income—net trust assets of $6.4 million for the nine months ended September 30, 2010, compared to $16.1 million for the comparable 2009 period.

•      Mortgage and real estate services fees of $42.5 million for the nine months ended September 30, 2010, compared to $32.3 million for the comparable 2009 period.

•      Personnel expense of $31.1 million for the nine months ended September 30, 2010, compared to $26.1 million for the comparable 2009 period.

Discontinued Operations

•      Earnings from discontinued operations of $1.9 million for the nine months ended September 30, 2010, compared to a loss of $8.4 million for the comparable 2009 period.

Financial Condition and Results of Operations

Financial Condition

Condensed Balance Sheet Data

	September 30,	December 31,	Increase	%
	2010	2009	(Decrease)	Change
Investment securities available-for-sale	$1,254	$813	$441	54%
Securitized mortgage collateral	6,070,577	5,666,122	404,455	7
Derivative assets	39	146	(107)	(73)
Real estate owned	106,042	142,364	(36,322)	(26)
Total trust assets	6,177,912	5,809,445	368,467	6

Assets of discontinued operations	672	4,480	(3,808)	(85)
Other assets	42,033	58,987	(16,954)	(29)
Total assets	$6,220,617	$5,872,912	$347,705	6%

Securitized mortgage borrowings	$6,061,000	$5,659,865	$401,135	7%
Derivative liabilities	89,028	126,603	(37,575)	(30)
Total trust liabilities	6,150,028	5,786,468	363,560	6

Liabilities of discontinued operations	14,125	19,152	(5,027)	(26)
Other liabilities	30,231	51,859	(21,628)	(42)
Total liabilities	6,194,384	5,857,479	336,905	6
Total stockholders’ equity	26,233	15,433	10,800	70
Total liabilities and stockholders’ equity	$6,220,617	$5,872,912	$347,705	6%

Total assets and total liabilities were $6.2 billion at September 30, 2010 as compared to $5.9 billion at December 31, 2009. The increase in total assets and liabilities are primarily attributable to increases in the Company’s trust assets and trust liabilities as summarized below.

The Company updates its collateral assumptions quarterly based on recent delinquency, default, prepayment and loss experience.  Additionally, the Company updates the forward interest rates and investor yield (discount rate) assumptions based on information derived from market participants.  At March 31, 2010, the Company decreased the investor yield requirements for senior bonds of the securitized mortgage borrowings as yields tightened significantly compared to prior periods.  The Company continues to see a corresponding increase in the prices for senior bonds from our pricing services.  The decrease in investor yield assumptions on securitized mortgage collateral and securitized mortgage borrowings resulted in an increase in the value of these trust assets and liabilities.  However, this change in assumption did not have any effect on the consolidated statement of operations or equity of the Company as the increase in the value of collateral directly offset the increase in the value of the borrowings.  The Company did not make any changes to the discount rate assumptions for residual interests during the first nine months of 2010.

•      Securitized mortgage collateral increased $404.5 million during the nine months ended September 30, 2010. The increase in securitized mortgage collateral from $5.7 billion at December 31, 2009 to $6.1 billion at September 30, 2010 was primarily due to decreased loss assumptions for single-family collateral, reduction in investor yield requirements as discussed below, and the net consolidation of trust assets, partially offset by reductions in principal balances from defaults and principal payments during the period. For the nine months ended September 30, 2010, the balance increased due to increases in fair value of $981.2 million and net consolidation of trust assets related to the adoption of ASU 2009-17 of $116.9 million, offset by reductions in principal balances (resulting from transfers to REO and principal paydowns) of $693.6 million.

•      REO within the Company’s securitization trusts decreased $36.3 million to $106.0 million at September 30, 2010.  Decreases in REO were due to liquidations of $159.7 million.  Offsetting the decrease from liquidations were increases in REO from foreclosures of $129.9 million, $3.0 million in the net consolidation of trust assets related to the adoption of ASU 2009-17, and $9.8 million in additional impairment write-downs.

•      Securitized mortgage borrowings increased $401.1 million to $6.1 billion at September 30, 2010. The increase in securitized mortgage borrowings was primarily due to decreased loss assumptions for single-family collateral, reduction in investor yield requirements as discussed below, and the net consolidation of trust liabilities, offset by reductions in principal balances during the period. For the nine months ended September 30, 2010, the balance increased due to increases in fair value of $1.2 billion, net consolidation of trust liabilities related to the adoption of ASU 2009-17 of $110.6 million, offset by reductions in outstanding balances of $942.9 million.

•      Derivative liabilities, net decreased $37.6 million to $89.0 million at September 30, 2010. The decrease is the result of $88.1 million in derivative cash payments from the securitization trusts, offset by a $41.6 million increase in fair value resulting from decreases in the forward LIBOR curve and the net consolidation of off balance sheet trusts related to the adoption of ASU 2009-17 of $9.0 million.

Since our consolidated and unconsolidated securitization trusts are nonrecourse to the Company, our economic risk is limited to our residual interests in these securitization trusts. Therefore, in the following table we have netted trust assets and trust liabilities to present these residual interests more simply. Our residual interests in securitizations are segregated between our single-family (SF) residential and multifamily (MF) residential portfolios and are represented by the difference between trust assets and trust liabilities. The following tables present the estimated fair value of our residual interests, including investment securities available for sale, by securitization vintage year and other related assumptions used to derive these values at September 30, 2010:

Origination		Estimated Fair Value of Residual Interests by Vintage Year
Year		SF	MF	Total
2002-2003	(1)	$14,185	$3,897	$18,082
2004		2,245	7,395	9,640
2005	(2)	—	126	126
2006	(2)	—	36	36
2007	(2)	—	—	—
Total		$16,430	$11,454	$27,884

Weighted average prepayment rate		7%	6%	7%
Weighted average discount rate		30%	20%	26%

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

	Estimated Future Losses (1)		Investor Yield Requirement (2)
	SF	MF	SF	MF
2002-2003	5%	8%	12%	11%
2004	15%	1%	11%	9%
2005	30%	13%	13%	11%
2006	39%	8%	20%	14%
2007	33%	7%	21%	8%

(1)          Estimated future losses derived by dividing future projected losses by unpaid principal balances at September 30, 2010.

(2)          Investor yield requirements represent the Company’s estimate of the yield third-party market participants would require to price our trust assets and liabilities given our prepayment, credit loss and forward interest rate assumptions.

As illustrated in S&Ps Case Shiller 10-City Composite Home Price Index, from 2002 through 2006, home price appreciation escalated to historic levels. During 2005 through 2007, the company originated or acquired mortgages supported by these elevated real estate values. Beginning in 2007, deterioration in the economy resulting in high unemployment and a dramatic drop in home prices resulted in significant negative equity for borrowers. These factors have led to significant increases in loss severities resulting from deterioration in the credit quality of borrowers, as well as strategic defaults, whereby borrowers with the ability to pay are defaulting on their mortgages based on the belief that home prices will not recover in a reasonable amount of time. Home prices have deteriorated back to December 2003 levels which has significantly reduced or eliminated equity for loans originated after 2003. Future loss estimates are significantly higher for mortgage loans included in securitization vintages after 2004 which reflect severe home price deterioration and defaults experienced with mortgages originated during these periods.

Cash flows from the Company’s long-term mortgage portfolio are affected by the following market and operational risks:

•                  liquidity risk;

•                  interest rate risk;

•                  credit risk; and

•                  prepayment risk.

Liquidity Risk. Refer to “Liquidity and Capital Resources.”

Interest Rate Risk.  The Company’s earnings from the long-term mortgage portfolio depend largely on our interest rate spread, represented by the relationship between the yield on our interest- earning assets (primarily investment securities available-for-sale and securitized mortgage collateral) and the cost of our interest-bearing liabilities (primarily securitized mortgage borrowings, long-term debt and note payable). Our interest rate spread is impacted by several factors, including general economic factors, forward interest rates and the credit quality of mortgage loans in the long-term mortgage portfolio.

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

At September 30, 2010, derivative liabilities, net were $89.0 million and reflect the securitization trust’s liability to pay third-party counterparties based on the estimated value to settle the derivative instruments. Cash payments on these derivative instruments are based on notional amounts that are decreasing over time. Excluding the effects of other factors such as portfolio delinquency and loss severities within the securitization trusts, as the notional amount of these derivative instruments decrease over time, payments to counterparties in the current interest rate environment are reduced, thereby potentially increasing cash flows on our residual interests in securitizations. Conversely, increases in interest rates from current levels could potentially reduce overall cash flows on our residual interests in securitizations. Since our consolidated and unconsolidated securitization trusts are nonrecourse to the Company, our economic risk is limited to our residual interests in these securitization trusts.

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

We monitor our servicers to attempt to ensure that they perform loss mitigation, foreclosure and collection functions according to their servicing practices and each securitization trust’s pooling and servicing agreement. We have met with the management of our servicers to assess our borrowers’ current ability to pay their mortgages and to make arrangements with selected delinquent borrowers which will result in the best interest of the trust and borrower, in an effort to minimize the number of mortgages which become seriously delinquent. When resolving delinquent mortgages, servicers are required to take timely action. The servicer is required to determine payment collection under various circumstances, which will result in the maximum financial benefit. This is accomplished by either working with the borrower to bring the mortgage current by modifying the loan with terms that will maximize the recovery or by foreclosing and liquidating the property. At a foreclosure sale, the trusts consolidated on our balance sheet generally acquire title to the property.

We use the Mortgage Bankers Association (MBA) method to define delinquency as a contractually required payment being 30 days or more past due. We measure delinquencies from the date of the last payment due date in which a payment was received. Delinquencies for loans 60 days late or greater, foreclosures and delinquent bankruptcies were $2.5 billion or 21.7% as of September 30, 2010.

The following table summarizes the unpaid principal balances of loans in our mortgage portfolio, included in securitized mortgage collateral, loans held-for-investment and loans held-for-sale for continuing and discontinued operations combined, that were 60 or more days delinquent (utilizing the MBA method) as of the periods indicated:

		Total		Total
	September 30,	Collateral	December 31,	Collateral
	2010	%	2009	%
Loans held for sale and investment (1)
60 - 89 days delinquent	$—	0.0%	$66	0.0%
90 or more days delinquent	1,139	0.0%	6,928	0.1%
Foreclosures (2)	1,043	0.0%	7,397	0.1%
Total 60+ days delinquent loans held-for-sale and investment	2,182	0.0%	14,391	0.1%

Securitized mortgage collateral
60 - 89 days delinquent	$252,739	2.2%	$324,032	2.6%
90 or more days delinquent	865,534	7.5%	1,043,718	8.4%
Foreclosures (2)	1,053,384	9.1%	1,449,538	11.6%
Delinquent bankruptcies (3)	342,125	2.9%	302,314	2.4%
Total 60+ days delinquent long-term mortgage portfolio	2,513,782	21.6%	3,119,602	25.0%
Total 60 or more days delinquent	$2,515,964	21.7%	$3,133,993	25.1%
Total collateral	$11,616,852		$12,492,493

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

The following table summarizes securitized mortgage collateral, loans held-for-investment, loans held-for-sale and real estate owned, that were non-performing for continuing and discontinued operations combined as of the dates indicated (excludes 60-89 days delinquent):

		Total		Total
	September 30,	Collateral	December 31,	Collateral
	2010	%	2009	%
90 or more days delinquent, foreclosures and delinquent bankruptcies	$2,263,225	19.5%	$2,809,895	22.5%
Real estate owned	106,114	0.9%	142,676	1.1%
Total non-performing assets	$2,369,339	20.4%	$2,952,571	23.6%

Non-performing assets consist of non-performing loans (mortgages that are 90 days or more delinquent, including loans in foreclosure and delinquent bankruptcies) plus REO. It is our policy to place a mortgage on non-accrual status when it becomes 90 days delinquent and to reverse from revenue any accrued interest, except for interest income on securitized mortgage collateral when the scheduled payment is received from the servicer. The servicers are required to advance principal and interest on loans within the securitization trusts to the extent the advances are considered recoverable. As of September 30, 2010, non-performing assets (unpaid principal balance of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) as a percentage of the total collateral was 20%. At December 31, 2009, non-performing assets to total collateral was 24%.  As of September 30, 2010, the estimated fair value of non-performing assets (representing the fair value of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) as a percentage of the total assets was 12%. At December 31, 2009, the estimated fair value of non-performing assets to total assets was 16%.

REO, which consists of residential real estate acquired in satisfaction of loans, is carried at the lower of cost or net realizable value less estimated selling costs. Adjustments to the loan carrying value required at the time of foreclosure are included in the change in the fair value of net trust assets. Changes in the Company’s estimates of net realizable value subsequent to the time of foreclosure and through the time of ultimate disposition are recorded as gains or losses from real estate owned in the consolidated statements of operations. REO, for continuing and discontinued operations, at September 30, 2010 decreased $36.3 million or 26% from December 31, 2009 as a result of liquidations and a decrease in foreclosures.

We realized gains on the sale of real estate owned in the amount $111 thousand and $3.5 million for the three and nine months ended September 30, 2010, respectively,  compared to losses of $18.6 million and $100.2 million, respectively for the comparable 2009 periods.  Additionally, during the three and nine month ended September 30, 2010, the Company recorded write-downs of the net realizable value of the REO in the amount of $10.3 million and $9.8 million, respectively, compared to write-downs of $24.5 million and $117.9 million, respectively for the comparable 2009 periods.  These write-downs of the net realizable value reflect declines in value of the REO subsequent to foreclosure date.

The following table presents the balances of REO for continuing operations:

	September 30, 2010	December 31, 2009
REO	$137,517	$176,800
Impairment (1)	(31,403)	(34,080)
Ending balance	$106,114	$142,720

REO inside trusts	$106,042	$142,364
REO outside trusts	72	356
Total	$106,114	$142,720

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

Results of Operations

For the Three and Nine Months Ended September 30, 2010 compared to the Three and Nine Months Ended September 30, 2009

Condensed Statements of Operations Data

	For the Three Months Ended September 30,
			Increase	%
	2010	2009	(Decrease)	Change
Interest income	$230,927	$341,323	$(110,396)	(32)%
Interest expense	229,256	339,417	(110,161)	(32)
Net interest income	1,671	1,906	(235)	(12)
Total non-interest income	16,154	16,913	(759)	(4)
Total non-interest expense	15,552	14,016	1,536	11
Income tax expense	14	—	14	n/a
Earnings from continuing operations	2,259	4,803	(2,544)	(53)
Loss from discontinued operations, net	(1,285)	(1,776)	491	28
Earnings available to common stockholders before redemption of preferred stock (1)	$974	$3,027	$(2,053)	(68)%

Earnings per share available to common stockholders before redemption of preferred stock (1) - basic	$0.13	$0.40	$(0.27)	(68)%
Earnings per share available to common stockholders before redemption of preferred stock (1) - diluted	$0.12	$0.38	$(0.26)	(69)%

	For the Nine Months Ended September 30,
			Increase	%
	2010	2009	(Decrease)	Change
Interest income	$759,016	$1,508,230	$(749,214)	(50)%
Interest expense	755,020	1,499,729	(744,709)	(50)
Net interest income	3,996	8,501	(4,505)	(53)
Total non-interest income	49,830	48,729	1,101	2
Total non-interest expense	45,410	41,103	4,307	10
Income tax expense	143	2,018	(1,875)	(93)
Earnings from continuing operations	8,273	14,109	(5,836)	(41)
Earnings (loss) from discontinued operations, net	1,905	(8,366)	10,271	123
Net Earnings	10,178	5,743	4,435	77
Cash dividends on preferred stock	—	(7,443)	7,443	100
Earnings (loss) available to common stockholders before redemption of preferred stock (1)	$10,178	$(1,700)	$11,878	699%

Earnings (loss) per share available to common stockholders before redemption of preferred stock (1) - basic	$1.32	$(0.22)	$1.54	690%
Earnings (loss) per share available to common stockholders before redemption of preferred stock (1) - diluted	$1.22	$(0.22)	$1.45	648%

(1)          As discussed in Note 4 to the consolidated financial statements, the difference between the carrying value of the tendered preferred stock ($106.1 million) and the amount paid for the shares ($1.3 million) was recognized as a decrease in retained deficit in 2009 Including the redemption, total basic earnings per share from continuing operations available to common stockholders for the three and nine month period ended September 30, 2009, were $14.16 and $13.54, respectively. Including the redemption, total diluted earnings per share from continuing operations available to common stockholders for the three and nine month period ended September 30, 2009, were $13.48 and $13.54, respectively. However, because of the special nature of the preferred stock redemption (which the Company considers an infrequently occurring item), management believes that earnings per common share excluding such transaction are more meaningful from an operations standpoint.

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

	For the three months ended September 30,
	2010			2009
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Investment securities available-for-sale	$1,262	$90	28.53%	$1,191	$154	51.72%
Securitized mortgage collateral	6,148,164	230,837	15.02%	5,919,620	341,169	23.05%
Total interest-earning assets	$6,149,426	$230,927	15.02%	$5,920,811	$341,323	23.06%

LIABILITIES
Securitized mortgage borrowings	$6,130,796	$228,077	14.88%	$5,912,681	$338,563	22.90%
Long-term debt	11,089	1,071	38.63%	9,298	854	36.74%
Note payable	10,322	108	4.19%	—	—	—
Total interest-bearing liabilities	$6,152,207	$229,256	14.91%	$5,921,979	$339,417	22.93%

Net Interest Spread (1)		$1,671	0.11%		$1,906	0.13%
Net Interest Margin (2)			0.11%			0.13%

(1)          Net interest spread is calculated by subtracting the weighted average yield on interest-bearing liabilities from the weighted average yield on interest-earning assets.

(2)          Net interest margin is calculated by dividing net interest spread by total average interest-earning assets.

Net interest income spread decreased $200 thousand for the three months ended September 30, 2010 to $1.7 million from $1.9 million for the comparable 2009 period. The decrease in net interest spread was primarily attributable to overall declines in yields between periods and the resulting decrease in net interest income on securitized mortgage collateral and securitized mortgage borrowings, as well as an increase in interest expense incurred on the note payable of $108 thousand for the quarter ended September 30, 2010 as compared to none for the comparable 2009 period.   As a result, net interest margin decreased from 0.13% for the three months ended September 30, 2009 to 0.11% for the three months ended September 30, 2010.

During the three months ended September 30, 2010, the yield on interest-earning assets decreased to 15.02% from 23.06% in the comparable 2009 period. The yield on interest-bearing liabilities decreased to 14.91% for the three months ended September 30, 2010 from 22.93% for the comparable 2009 period.  In connection with the fair value accounting for investment securities available-for-sale and securitized mortgage collateral and borrowings, interest income and interest expense is recognized using effective yields based on estimated fair values for these instruments.  The decrease in yield for securitized mortgage collateral and securitized mortgage borrowings is primarily related to increased prices on mortgage-backed bonds which resulted in a decrease in yield.  Bond prices received from pricing services and other market participants have increased over the past few quarters as investor’s demand for mortgage-backed securities has increased.  This has resulted in an increase in fair value for both securitized mortgage collateral and securitized mortgage borrowings.    These increases in fair value have decreased the effective yields used for purposes of recognizing interest income and interest expense on these instruments.

	For the nine months ended September 30,
	2010			2009
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Investment securities available-for-sale	$927	$203	29.20%	$1,443	$387	35.76%
Securitized mortgage collateral	6,119,520	758,813	16.53%	6,437,085	1,507,843	31.23%
Total interest-earning assets	$6,120,447	$759,016	16.54%	$6,438,528	$1,508,230	31.23%

LIABILITIES
Securitized mortgage borrowings	$6,095,991	$751,022	16.43%	$6,499,331	$1,497,476	30.72%
Long-term debt	10,671	3,433	42.90%	12,401	2,253	24.22%
Note payable	17,234	565	4.37%	—	—	—
Total interest-bearing liabilities	$6,123,896	$755,020	16.44%	$6,511,732	$1,499,729	30.71%

Net Interest Spread (1)		$3,996	0.10%		$8,501	0.52%
Net Interest Margin (2)			0.09%			0.18%

(1)          Net interest spread is calculated by subtracting the weighted average yield on interest-bearing liabilities from the weighted average yield on interest-earning assets.

(2)          Net interest margin is calculated by dividing net interest spread by total average interest-earning assets.

Net interest income spread decreased $4.5 million for the nine months ended September 30, 2010 to $4.0 million from $8.5 million for the comparable 2009 period. The decrease in net interest spread was primarily attributable to overall declines in yields and balances between periods and the resulting decrease in net interest income on securitized mortgage collateral and securitized mortgage borrowings, as well as an increase in interest expense incurred on the note payable of $565 thousand for the nine months ended September 30, 2010 as compared to none for the comparable 2009 period.   As a result, net interest margin decreased from 0.18% for the nine months ended September 30, 2009 to 0.09% for the nine months ended September 30, 2010.

During the nine months ended September 30, 2010, the yield on interest-earning assets decreased to 16.54% from 31.23% in the comparable 2009 period. The yield on interest-bearing liabilities decreased to 16.44% for the nine months ended September 30, 2010 from 30.71% for the comparable 2009 period.  In connection with the fair value accounting for investment securities available-for-sale and securitized mortgage collateral and borrowings, interest income and interest expense is recognized using effective yields based on estimated fair values for these instruments.  The decrease in yield for securitized mortgage collateral and securitized mortgage borrowings is primarily related to the adoption of FAS ASC 820-10-65-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” during the second quarter of 2009.  The fair value of the securitized mortgage collateral and securitized mortgage borrowings increased and the yields decreased as a result of the adoption which clarified the use of quoted prices in determining fair value in markets that are inactive, thus moderating the need to use distressed prices in valuing financial assets and liabilities in illiquid markets as the Company had used in prior periods.  Furthermore, bond prices received from pricing services and other market participants have increased over the past few quarters as investor’s demand for mortgage-backed securities has increased.  This has resulted in an increase in fair value for both securitized mortgage collateral and securitized mortgage borrowings.  These increases in fair value have decreased the effective yields used for purposes of recognizing interest income and interest expense on these instruments.

Non-Interest Income

Changes in Non-Interest Income

	For the Three Months Ended September 30,
			Increase	%
	2010	2009	(Decrease)	Change
Change in fair value of net trust assets, excluding REO	$9,573	$46,325	$(36,752)	(79)%
Losses from REO	(10,147)	(43,160)	33,013	76
Non-interest income (loss) - net trust assets	(574)	3,165	(3,739)	(118)
Change in fair value of long-term debt	1,168	341	827	243
Mortgage and real estate services fees	15,521	13,514	2,007	15
Other	39	(107)	146	136
Total non-interest income	$16,154	$16,913	$(759)	(4)%

Non-interest income—net trust assets.  Since our consolidated and unconsolidated securitization trusts are nonrecourse to the Company, our economic risk is limited to our residual interests in these securitization trusts. To better understand the economics on our residual interests in securitizations, it is necessary to consider the net effect of changes in fair value of net trust assets and losses from real estate owned. All estimated future losses are included in the estimate of the fair value of securitized mortgage collateral and REO. Losses on REO are reported separately in the consolidated statement of operations as REO is a nonfinancial asset which is the only component of trust assets and liabilities that is not recorded at fair value. Therefore, REO value at the time of sale or losses from further write-downs are recorded separately in the Company’s consolidated statement of operations. The net effect of changes in value related to our investment in all trust assets and liabilities is shown as non-interest income—net trust assets, which includes losses from REO.  Non-interest income (loss) related to our net trust assets (residual interests in securitizations) was a loss of $574 thousand for the three months ended September 30, 2010, compared to a gain of $3.2 million in the comparable 2009 period.  The $574 thousand loss on net trust assets was primarily attributable to losses from REO during the three months ended September 30, 2010. The individual components of the non-interest income from net trust assets are discussed below:

Change in fair value of net trust assets, excluding REO.  For the quarter ended September 30, 2010, the Company recognized a $9.6 million gain from the change in fair value of net trust assets, excluding REO.  The net gain recognized during the period was comprised of gains resulting from the reduction in the fair market value of securitized mortgage borrowings of $66.2, offset by losses resulting from the decreases in the fair value of investment securities-for-sale and of securitized mortgage collateral of $66 thousand and $44.3 million, respectively, as well as an increase in the fair value of net derivative liabilities of $12.3 million.

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

Losses from REO.  Losses from REO were $10.1 million for the three months ended September 30, 2010.  This loss was comprised of $10.2 million in additional impairment write-downs during the period partially offset by $111 thousand in gain on sale of REO.  During the three months ended September 30, 2010, additional impairment write-downs were attributable to higher expected loss severities on properties held during the period as compared to previously reserved.  The gain is attributable to mortgage insurance recovery collected in the period as a result of our increased loss mitigation efforts of our portfolio.

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

Change in the fair value of long-term debt.  Change in the fair value of long-term debt was a gain of $1.2 million for the three months ended September 30, 2010, compared to a gain of $341 thousand for the comparable 2009 period.  Long-term debt (consisting of trust preferred securities and junior subordinated notes) is measured based upon an analysis prepared by the Company, which considers the Company’s own credit risk, including consideration of settlements with trust preferred debt holders and discounted cash flow analysis.

Mortgage and real estate services fees.  Revenues generated from these businesses are primarily from the Company’s long-term mortgage portfolio. For the three months ended September 30, 2010, mortgage and real estate services fees, which primarily include loan modification fees and monitoring and surveillance services fees, were $15.5 million compared to $13.5 million in monitoring fees in the comparable 2009 period.  The mortgage and real estate services fees of $15.5 million for the three months ended September 30, 2010, was primarily comprised of $7.3 million in monitoring, surveillance and recovery fees, $4.5 million in title and escrow fees, $1.9 million in servicing income, and $1.8 million in loan modification fees.  The $2.0 million increase in mortgage and real estate services fees was comprised of increases in title and escrow fees and monitoring, surveillance and recovery fees of $3.6 million and $3.1 million, respectively.  Offsetting these increases were reductions in loan modification fees and servicing income of $4.6 million and $0.1 million, respectively.

	For the Nine Months Ended September 30,
			Increase	%
	2010	2009	(Decrease)	Change
Change in fair value of net trust assets, excluding REO	$12,701	$234,167	$(221,466)	(95)%
Losses from REO	(6,290)	(218,083)	211,793	97
Non-interest income - net trust assets	6,411	16,084	(9,673)	(60)
Change in fair value of long-term debt	952	682	270	40
Mortgage and real estate services fees	42,523	32,296	10,227	32
Other	(56)	(333)	277	83
Total non-interest income	$49,830	$48,729	$1,101	2%

Non-interest income—net trust assets.  Since our consolidated and unconsolidated securitization trusts are nonrecourse to the Company, our economic risk is limited to our residual interests in these securitization trusts. To better understand the economics on our residual interests in securitizations, it is necessary to consider the net effect of changes in fair value of net trust assets and losses from real estate owned. All estimated future losses are included in the estimate of the fair value of securitized mortgage collateral and REO. Losses on REO are reported separately in the consolidated statement of operations as REO is a nonfinancial asset which is the only component of trust assets and liabilities that is not recorded at fair value. Therefore, REO value at the time of sale or losses from further write-downs are recorded separately in the Company’s consolidated statement of operations. The net effect of changes in value related to our investment in all trust assets and liabilities is shown as non-interest income—net trust assets, which includes losses from REO.  Non-interest income related to our net trust assets (residual interests in securitizations) was $6.4 million for the nine months ended September 30, 2010, compared to $16.1 million in the comparable 2009 period.  The $6.4 million in non-interest income - net trust assets was primarily attributable to increased expected net interest spread as a result of a downward shift in the forward LIBOR curve during the nine months ended September 30, 2010.   The $16.1 million gain on net trust assets was primarily attributable to the adoption of FAS ASC 820-10-65-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” during the second quarter of 2009, which resulted in an increase to the fair value of net trust assets before REO losses.  The individual components of the non-interest income from net trust assets are discussed below:

Change in fair value of net trust assets, excluding REO.  For the nine months ended September 30, 2010, the Company recognized a $12.7 million gain from the change in fair value of net trust assets, excluding REO.  The net gain recognized during the period was comprised of gains resulting from the increase in fair value of investment securities-for-sale and securitized mortgage collateral of $653 thousand and $606.5 million, respectively. Offsetting these gains were losses resulting from increases in the fair value of securitized mortgage borrowings and net derivative liabilities of $552.9 million and $41.6 million, respectively.

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

Losses from REO.  Losses from REO were $6.3 million for the nine months ended September 30, 2010. This loss was comprised of $9.8 million in additional impairment write-downs during the period partially offset by $3.5 million in gain on sale of REO.  During the nine months ended September 30, 2010, additional impairment write-downs were attributable to higher expected loss severities on properties held during the period as compared to previously reserved.  The gain is attributable to mortgage insurance recovery collected in the period as a result of our increased loss mitigation efforts of our portfolio.

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

Change in the fair value of long-term debt.  Change in the fair value of long-term debt was a gain of $952 thousand for the nine months ended September 30, 2010, compared to a gain of $682 thousand for the comparable 2009 period.  Long-term debt (consisting of trust preferred securities and junior subordinated notes) is measured based upon an analysis prepared by the Company, which considers the Company’s own credit risk, including consideration of settlements with trust preferred debt holders and discounted cash flow analysis.

Mortgage and real estate services fees.  Revenues generated from these businesses are primarily from the Company’s long-term mortgage portfolio. For the nine months ended September 30, 2010, mortgage and real estate services fees, which primarily include loan modification fees and monitoring and surveillance services fees, were $42.5 million compared to $32.3 million in monitoring fees in the comparable 2009 period.  The mortgage and real estate services fees of $42.5 million for the nine months ended September 30, 2010, was primarily comprised of $20.1 million in monitoring, surveillance and recovery fees, $10.5 million in title and escrow fees, $7.7 million in loan modification fees, and $4.2 million in servicing income.  The $10.2 million increase in mortgage and real estate services fees was comprised of increases in monitoring, surveillance and recovery fees and title and escrow fees of $9.1 million and $8.1 million, respectively.  Offsetting these increases were reductions in loan modification fees and servicing income of $5.7 million and $1.3 million, respectively.

Non-Interest Expense

Changes in Non-Interest Expense

	For the Three Months Ended September 30,
			Increase	%
	2010	2009	(Decrease)	Change
General and administrative	$4,869	$4,603	$266	6%
Personnel expense	10,683	9,413	1,270	13
Total operating expense	$15,552	$14,016	$1,536	11%

Total non-interest expense was $15.6 million for the three months ended September 30, 2010, compared to $14.0 million for the comparable period of 2009.  The $1.5 million increase in non-interest expense was primarily attributable to a $1.3 million increase in personnel and related costs associated with the initiation of the new mortgage and real estate fee-based business activities, which was partially offset by a decrease in personnel costs associated with the long-term mortgage portfolio.

	For the Nine Months Ended September 30,
			Increase	%
	2010	2009	(Decrease)	Change
General and administrative	$14,278	$15,053	$(775)	(5)%
Personnel expense	31,132	26,050	5,082	20
Total operating expense	$45,410	$41,103	$4,307	10%

Total non-interest expense was $45.4 million for the nine months ended September 30, 2010, compared to $41.1 million for the comparable period of 2009.  The $4.3 million increase in non-interest expense was primarily attributable to a $5.1 million increase in personnel expense over the previous period as a result of increases in personnel and related costs associated with the initiation of our new mortgage and real estate fee-based business activities, which was partially offset by a decrease in personnel costs associated with the long-term mortgage portfolio.

Results of Operations by Business Segment

Mortgage and Real Estate Services

During 2009, the Company initiated various mortgage and real estate fee-based business activities, including loan modifications, real estate disposition, monitoring and surveillance services, real estate brokerage, mortgage lending and title and escrow services. Although the Company intends to generate more fees by providing these services to third parties in the marketplace, the revenues from these businesses have primarily been generated from the Company’s long-term mortgage portfolio.  Despite our efforts to expand these services, we have encountered challenges in selling these services to third-parties.

Condensed Statements of Operations Data

	For the Three Months Ended September 30,
			Increase	%
	2010	2009	(Decrease)	Change
Net interest income	$5	$12	$(7)	(58)%

Mortgage and real estate services fees	15,521	13,514	2,007	15
Other non-interest income	18	(127)	145	114
Total non-interest income	15,539	13,387	2,152	16

Personnel expense	9,072	6,996	2,076	30
Non-interest expense and income taxes	2,130	1,598	532	33
Net earnings	$4,342	$4,805	$(463)	(10)%

For the three months ended September 30, 2010, mortgage and real estate services fees, which primarily include loan modification fees and monitoring and surveillance services fees, were $15.5 million compared to $13.5 million in monitoring fees in the comparable 2009 period.  The $2.0 million increase in mortgage and real estate services fees was comprised of increases in title and escrow fees and monitoring, surveillance and recovery fees of $3.6 million and $3.1 million, respectively.  Offsetting these increases were reduction in loan modification fees and servicing income of $4.6 million and $0.1 million, respectively.

For the three months ended September 30, 2010, personnel expense increased $2.1 million to $9.1 million as a result of increases in personnel and related costs associated with the growth of our mortgage and real estate fee-based business activities.

	For the Nine Months Ended September 30,
			Increase	%
	2010	2009	(Decrease)	Change
Net interest income	$16	$5	$11	220%

Mortgage and real estate services fees	42,523	32,296	10,227	32
Other non-interest income	20	(312)	332	106
Total non-interest income	42,543	31,984	10,559	33

Personnel expense	25,512	15,598	9,914	64
Non-interest expense and income taxes	6,459	4,561	1,898	42
Net earnings	$10,588	$11,830	$(1,242)	(10)%

For the nine months ended September 30, 2010, mortgage and real estate services fees, which primarily include loan modification fees and monitoring and surveillance services fees, were $42.5 million compared to $32.3 million in monitoring fees in the comparable 2009 period.   The $10.2 million increase in mortgage and real estate services fees was comprised of increases in monitoring, surveillance and recovery fees and title and escrow fees of $9.1 million and $8.1 million, respectively.  Offsetting these increases were reduction in loan modification fees and servicing income of $5.7 million and $1.3 million, respectively.

For the nine months ended September 30, 2010, personnel expense increased $9.9 million to $25.5 million as a result of increases in personnel and related costs associated with the growth of our mortgage and real estate fee-based business activities.

For the nine months ended September 30, 2010, non-interest expense and income taxes increased $1.9 million to $6.5 million. The increase is related to higher business promotion and occupancy expenses associated with the mortgage and real estate fee-based business activities.

Long-term Portfolio

Condensed Statements of Operations Data

	For the Three Months Ended September 30,
			Increase	%
	2010	2009	(Decrease)	Change
Net interest income	$1,666	$1,894	$(228)	(12)%

Change in fair value of net trust assets, excluding REO	9,573	46,325	(36,752)	(79)
Losses from REO	(10,147)	(43,160)	33,013	76
Non-interest (loss) income- net trust assets	(574)	3,165	(3,739)	(118)
Change in fair value of long-term debt	1,168	341	827	243
Other non-interest income	21	20	1	5
Total non-interest income	615	3,526	(2,911)	(83)

Personnel expense	1,611	2,417	(806)	(33)
Non-interest expense and income taxes	2,753	3,005	(252)	(8)
Net loss	$(2,083)	$(2)	$(2,081)	(104,050)%

Net loss for the long-term portfolio was $2.1 million for the three months ended September 30, 2010, compared to $2 thousand for the comparable period of 2009.  The increase in net loss is primarily attributable to a $3.7 million decrease in non-interest income-net trust assets, partially offset by an $827 thousand increase in the change in fair value of long-term debt and $806 thousand reduction in personnel expense.

For the quarter ended September 30, 2010, the Company recognized a $9.6 million gain from the change in fair value of net trust assets, excluding REO.  The net gain recognized during the period was comprised of gains resulting from the reduction in the fair market value of securitized mortgage borrowings of $66.2, offset by losses resulting from the decreases in the fair value of investment securities-for-sale and of securitized mortgage collateral of $66 thousand and $44.3 million, respectively, as well as an increase in the fair value of net derivative liabilities of $12.3 million.   Losses from REO were $10.1 million for the three months ended September 30, 2010.  This loss was comprised of $10.2 million in additional impairment write-downs during the period partially offset by $111 thousand in gain on sale of REO.  During the three months ended September 30, 2010, additional impairment write-downs were attributable to higher expected loss severities on properties held during the period as compared to previously reserved.  The gain is attributable to mortgage insurance recovery collected in the period as a result of our increased loss mitigation efforts of our portfolio.

Personnel expense decreased $806 thousand during the three months ended September 30, 2010 as a result of reduced personnel associated with the long-term portfolio segment of the Company.

	For the Nine Months Ended September 30,
			Increase	%
	2010	2009	(Decrease)	Change
Net interest income	$3,980	$8,496	$(4,516)	(53)%

Change in fair value of net trust assets, excluding REO	12,701	234,167	(221,466)	(95)
Losses from REO	(6,290)	(218,083)	211,793	97
Non-interest income- net trust assets	6,411	16,084	(9,673)	(60)
Change in fair value of long-term debt	952	682	270	40
Other non-interest income	(76)	(21)	(55)	(262)
Total non-interest income	7,287	16,745	(9,458)	(56)

Personnel expense	5,620	10,452	(4,832)	(46)
Non-interest expense and income taxes	7,962	12,510	(4,548)	(36)
Net (loss) earnings	$(2,315)	$2,279	$(4,594)	(202)%

Net (loss) earnings for the long-term portfolio was a loss of $2.3 million for the nine months ended September 30, 2010, compared to earnings of $2.3 million for the comparable period of 2009.  This decrease in net earnings is primarily attributable to a $9.7 million decrease in non-interest income-net trust assets and a $4.5 million decrease in net interest income, offset by a $4.8 million reduction in personnel expense and a $4.5 million reduction in non-interest expense and income taxes.

The decrease in the fair value of net trust assets was primarily the result of the adoption of FASB ASC 820-10-65-4 during the second quarter of 2009.  This clarified the use of quoted prices in determining fair values in markets that are inactive, thus moderating the need to use distressed prices in valuing financial assets and liabilities in illiquid markets as the Company used in prior periods.  The Company recorded a significant increase in the fair value of net trust assets as a result of the adoption of ASC 820-10-65-4 during June of 2009.  For the nine months ended September 30, 2010, the Company recognized a $12.7 million gain from the change in fair value of net trust assets, excluding REO.  The net gain recognized during the period was comprised of gains resulting from the increase in fair value of investment securities-for-sale and securitized mortgage collateral of $653 thousand and $606.5 million, respectively. Offsetting these gains were losses resulting from increases in the fair value of securitized mortgage borrowings and net derivative liabilities of $552.9 million and $41.6 million, respectively.  Losses from REO were $6.3 million for the nine months ended September 30, 2010. This loss was comprised of $9.8 million in additional impairment write-downs during the period partially offset by $3.5 million in gain on sale of REO.  During the nine months ended September 30, 2010, additional impairment write-downs were attributable to higher expected loss severities on properties held during the period as compared to previously reserved.  The gain is attributable to mortgage insurance recovery collected in the period as a result of our increased loss mitigation efforts of our portfolio.

Personnel expense decreased $4.8 million during the nine months ended September 30, 2010 as a result of reduced personnel associated with the long-term portfolio segment of the Company.

Non-interest expense and income taxes decreased $4.5 million.  The decrease is attributable to a $2.0 million reduction in income tax expense, $1.2 million reduction in legal and professional fees as well as a $1.3 million decrease in general and administrative expenses.   The reduction in income tax expense is the result of the amount of the deferred charge amortized and/or impaired in 2009 resulting from credit losses.

Discontinued Operations

Condensed Statements of Operations Data

	For the Three Months Ended September 30,
			Increase	%
	2010	2009	(Decrease)	Change
Net interest income	$4	$834	$(830)	(100)%

Loss on sale of loans	(66)	(756)	690	91
Provision for repurchases	(1,787)	(1,107)	(680)	(61)
Other non-interest income	180	(285)	465	163
Total non-interest income	(1,673)	(2,148)	475	22

Non-interest expense and income taxes	(384)	462	(846)	(183)
Net loss	$(1,285)	$(1,776)	$491	28%

Net loss from discontinued operations was $1.3 million for the three months ended September 30, 2010, compared to a loss of $1.8 million for the comparable period in 2009.  Net interest income decreased $830 thousand to $4 thousand due to the reduction in loans held-for-sale as a result of the Settlement Agreement reached in October 2009.

Loss on sale of loans decreased $690 thousand during the quarter to a loss of $66 thousand as compared to a loss of $756 thousand in the comparable period in 2009.   The decrease in loss on sale of loans was the result of reduced sale activity between periods.

Provision for repurchases increased $680 thousand to a provision of $1.8 million for the three months ended September 30, 2010, compared to a provision of $1.1 million for the same period in 2009. The $680 thousand increase is the result of increases in estimated repurchase obligations during 2010.  During the third quarter, consistent with other mortgage lenders, we received repurchase requests from Fannie Mae for loans funded primarily in 2007 resulting in an increase in our repurchase reserve to $8.7 million at September 30, 2010.

The $465 thousand increase in other non-interest income is primarily the result of gains of $215 thousand on sales of REO properties not in trusts during the three months ended September 30, 2010 as compared to loss on sale of REO properties and write-downs of REO totaling $285 thousand for the comparable period in 2009.

Non-interest expense and income taxes decreased $846 thousand.  The decrease is primarily attributable to a $665 thousand recovery in legal and professional expenses.

Condensed Statements of Operations Data

	For the Nine Months Ended September 30,
			Increase	%
	2010	2009	(Decrease)	Change
Net interest income (expense)	$48	$(244)	$292	120%

Gain (loss) on sale of loans	18	(8,767)	8,785	100
(Provision) recoveries for repurchases	(2,151)	68	(2,219)	(3263)
Other non-interest income	2,593	(2,229)	4,822	216
Total non-interest income	460	(10,928)	11,388	104

Lease impairment adjustment	(357)	(2,418)	2,061	85
Non-interest expense and income taxes	(1,040)	(388)	(652)	(168)
Net earnings (loss)	$1,905	$(8,366)	$10,271	123%

Net earnings from discontinued operations was $1.9 million for the nine months ended September 30, 2010, compared to a loss of $8.4 million for the comparable period in 2009.  Net interest income increased $292 thousand to $48 thousand as a result of reductions in overall interest expense from the previous reverse repurchase facility that was settled as a result of  the Settlement Agreement reached in October 2009.

Gain (loss) on sale of loans increased $8.8 million to a gain of $18 thousand for the nine months ended September 30, 2010 as compared to a loss of $8.8 million in the comparable period in 2009.   The decrease in loss on sale of loans was the result of reductions in LOCOM adjustments against loans held-for-sale between periods resulting from the Settlement Agreement in October 2009 with its reverse repurchase facility lender which removed the exposure associated with the loans held for sale that secured the line.

(Provision) recoveries for repurchases decreased $2.2 million to a provision of $2.2 million for the nine months ended September 30, 2010, compared to a recovery of $68 thousand for the same period in 2009. The $2.2 million decrease is the result of settlements reached with whole-loan investors during 2009, coupled with increases in estimated repurchase obligations during 2010.   During the third quarter, consistent with other mortgage lenders, we received repurchase requests from Fannie Mae for loans funded primarily in 2007 resulting in an increase in our repurchase reserve to $8.7 million at September 30, 2010.

The $4.8 million increase in other non-interest income is primarily the result of gains of $1.9 million on sales of REO properties not in trusts and recovery of REO write-downs during the nine months ended September 30, 2010 as compared to loss on sale of REO and write-downs of REO totaling $2.2 million for the comparable period in 2009.

The $2.1 million increase in lease impairment adjustment during the nine months ended September 30, 2010 over the comparable period was primarily attributable to a $2.4 million gain in the second quarter of 2009 resulting from reduction in the lease liabilities as a result of changes in our expected minimum future lease payments.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

The Company is party to litigation and claims which arise in the ordinary course of business.

Please refer to IMH’s reports on Form 10-K for the year ended December 31, 2009 and Forms 10-Q for the quarters ended June 30, 2010 and March 31, 2010 for a description of litigation and claims.

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

In connection with our loan sales to third parties and our prior securitizations, we transferred mortgages acquired and originated by us to the third parties or into a trust in exchange for cash and, in the case of a securitized mortgage, residual certificates issued by the trust. The trustee, purchaser, bondholder, or other entities involved in the issuance of the securities (which may include bond insurers) may have recourse to us with respect to the breach of the representations, and warranties made by us at the time such mortgages are transferred or when the securities are sold. Those representations and warranties may include, but are not limited to, issues such as the validity of the lien, the absence of liens or delinquent taxes,  the validity of the appraisal obtained in conjunction with the loan,  the truthfulness of information used in the loan approval process, the loans compliance with all local, state and federal laws, the delivery of all documents required to perfect title to the lien, the loan meeting all underwriting criteria and the selection process used to include the loans in any particular transaction.  Also, we previously engaged in bulk whole loan sales pursuant to agreements that generally provide for recourse by the purchaser against us in the event of a breach of one of our representations or warranties, any fraud or misrepresentation during the mortgage origination process, or upon early default on such mortgage. We attempted to limit the potential remedies of such purchasers to the potential remedies we received from those from whom we acquired or originated the mortgages. However, in some cases, the remedies available to a purchaser of mortgages from us may be broader or extend longer than those available to us against others whom have sold mortgage loans to us and should a purchaser enforce its remedies against us, we are not always able to enforce whatever remedies we have against others. Furthermore, if we discover, prior to the sale or transfer of a loan, that there is any fraud or misrepresentation with respect to the mortgage and the originator fails to repurchase the mortgage, then we may not be able to sell the mortgage or we may have to sell the mortgage at a discount.

There has been recent litigation in the mortgage industry related to securitizations.

As defaults, delinquencies, foreclosures, and losses in the real estate market continue, there have been recent lawsuits by various investors, insurers, underwriters and others against various participants in securitizations, such as sponsors, depositors, underwriters, and loan sellers. Some lawsuits have alleged that the mortgage loans had origination defects, that there were misrepresentations made about the mortgage loans and the parties failed to properly disclose the quality of the mortgage loans or repurchase defective loans or that there were other misrepresentations,  lack of representations, or errors in securitization documents. There have been other claims contending errors or misrepresentations in the securitization documents or process itself.  Historically, we both securitized and sold mortgage loans to third parties that may have been deposited or included in pools for securitizations.  We have recently discovered discrepancies in our securitization documents and are working with the parties involved, including holders of the securities, on the issue.  To the extent that we are not successful in correcting the discrepancies or even if we are successful and make revisions to correct the discrepancies, we may be subject to liability.   Recently the trustee of three of our securitizations has filed actions in the Superior Court of the State of California, County of Orange, seeking instructions on how to resolve the ambiguities, inconsistencies in and/or omissions by modifying or reforming the securitizations documents to be consistent.  Although the petitions do not seek any affirmative recovery from us, the outcome of that litigation may have an effect on us.  In connection with these potential claims, we may be asked to repurchase these mortgage loans, provide indemnification against such claims or we may become subject to litigation related to the securitizations. As a result, we may incur significant legal and other expenses in defending against claims and litigation and we may be required to pay settlement costs, damages, penalties or other charges which could adversely affect our financial results.

Our performance may be adversely affected by the performance of parties who service or sub-service our mortgage loans.

We sell or contract with third-parties for the servicing of all our mortgage loans. Our operations, performance and  liabilities are subject to risks associated with inadequate or untimely servicing. Poor performance by a servicer may result in greater than expected delinquencies and losses on our mortgage loans or in our resulting exposure to investors, bond holders, bond insurers or others as we are responsible for the performance of our loan servicers .  If we, or our servicers, commit a material breach of our obligations as a servicer or master servicer, we may be subject to termination if the breach is not cured within a specified period of time following notice, causing us to lose master servicing income.  In addition, we may be required to indemnify the securitization trustee against losses from any failure by us, as master servicer or on behalf of the servicer, to perform the servicing obligations properly.    Recent announcements of deficiencies in foreclosure documentation by several large servicers have raised various concerns relating to foreclosure practices.  We are working with all of our servicers to identify deficient foreclosure practices.  A number of our servicers, including several of our largest ones, have temporarily suspended foreclosure proceedings in some or all states in which they do business while they conduct their evaluations.  We are also evaluating the impact of these foreclosure practices on our REO properties and the servicers have suspended certain REO sales and eviction proceedings for REO properties pending the completion of the evaluation.  Issues have also been identified with respect to practices of certain legal counsel involved in the foreclosure process and in the use of the mortgage electronic registration system as a foreclosing party or as a listed beneficiary of a mortgage.  We expect that these issues and the related foreclosure suspensions could prolong the foreclosure process nationwide and may delay sales of our REO properties and hence affect the performance of our securities.   Continued foreclosure delays and other disruptions in the real estate market may result in a material adverse impact to our financial results.

Also, a substantial increase in our delinquency or foreclosure rate could adversely affect our ability to access the capital and secondary markets for our financing needs. Also, with respect to mortgage loans subject to a securitization, greater delinquencies would adversely affect the value of our residual interest, if any, we hold in connection with that securitization.

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

None

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

November 15, 2010