Form 10-K
period 2010-12-31
IMPAC MORTGAGE HOLDINGS INC
filed 2011-03-31
CIK 1000298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☒

As of June 30, 2010, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $21.6 million, based on the closing sales price of common stock on the NYSE Amex on that date. For purposes of the calculation only, all directors and executive officers of the registrant have been deemed affiliates. There were 7,788,546 shares of common stock outstanding as of March 25, 2011.

IMPAC MORTGAGE HOLDINGS, INC.
2010 FORM 10-K ANNUAL REPORT

IMPAC MORTGAGE HOLDINGS, INC.
2010 FORM 10-K ANNUAL REPORT

PART I

ITEM 1. BUSINESS

           Impac Mortgage Holdings, Inc. (the Company or IMH) is a Maryland corporation incorporated in August 1995 and has the following subsidiaries: Integrated Real Estate Service Corporation (IRES), IMH Assets Corp. (IMH Assets), Impac Warehouse Lending Group, Inc. (IWLG) and Impac Funding Corporation (IFC).

Forward-Looking Statements

           This report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, some of which are based on various assumptions and events that are beyond our control, may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "likely," "should," "could," "seem to," "anticipate," or similar terms or variations on those terms or the negative of those terms. The forward-looking statements are based on current management expectations. Actual results may differ materially as a result of several factors, including, but not limited to the following: the ongoing volatility in the mortgage industry; our ability to successfully manage through the current market environment; our compliance with applicable local, state and federal laws and regulations and other general market and economic conditions; our ability to meet liquidity needs from current cash flows or generate new sources of revenue; management's ability to successfully manage and grow the Company's mortgage and real estate fee-based business activities and mortgage lending operations; the ability to make interest payments; increases in default rates or loss severities and mortgage related losses; our ability to obtain additional financing and the terms of any financing that we do obtain; inability to effectively liquidate properties to mitigate losses; increase in loan repurchase requests and ability to adequately settle repurchase obligations; decreases in value of our residual interests that differ from our assumptions; the ability of our common stock to continue trading in an active market; the outcome of litigation or regulatory actions pending against us or other legal contingencies.

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

Recent Business Developments

           During 2010, Impac Mortgage Holdings, Inc., through its wholly owned subsidiary Integrated Real Estate Service Corp., continued to provide mortgage and real estate services, and continued to assist in the management of the long-term mortgage portfolio, including the residual interests in securitizations. In the third quarter of 2010, the Company, through its wholly owned subsidiary Excel Mortgage Servicing, Inc. (Excel), re-entered the mortgage banking market and started funding residential mortgage loans.

           As part of the initiative to re-enter the mortgage lending market, the Company has completed the following:

  •
  Obtained its first warehouse facility since 2008 to fund residential mortgage loans;

  •
  acquired controlling interest in a mortgage banking firm, AmeriHome Mortgage Corporation (AmeriHome), giving the Company ability to (i) originate, sell to and service for Fannie Mae and Freddie Mac loans, (ii) originate Federal Housing Authority (FHA) government loans and (iii) issue and service Ginnie Mae securities;

  •
  through Excel, obtained approval to directly originate FHA loans as a HUD mortgagee and approval to originate, sell and service Fannie Mae loans;

  •
  increased warehouse funding capacity to $42.0 million as of December 31, 2010;

  •
  funded $20.7 million in residential mortgage loans in 2010; and

  •
  obtained preliminary term sheets from lenders for a potential total warehouse funding capacity of $160 million as of March 25, 2011.

           The Company was also successful in paying off and fully satisfying at a discount the $6.6 million outstanding balance of its last remaining significant obligation associated with the previously discontinued non-conforming residential lending operations. The full satisfaction of this obligation results in the termination of all associated covenants, conditions and restrictions.

           In 2009, the Company created an integrated services platform to provide solutions to the mortgage and real estate markets. In 2010, the Company has further developed and enhanced its integrated services platform in providing services to investors, portfolio managers, servicers and individual borrowers primarily by focusing on loss mitigation and performance of our own long-term mortgage portfolio. The development of these business activities focuses on vertical integration of a centralized platform to operate synergistically to maximize revenues and profits. During 2010, the Company has expanded the mortgage and real estate service revenues by 33% to $56.4 million in 2010 from $42.3 million in 2009.

           Through the loss mitigation efforts, the Company has been able to improve the performance of the long-term mortgage portfolio by reducing the 60 or more days delinquent loans to $2.4 billion, or 21.3%, at December 31, 2010 from $3.1 billion, or 25.0%, at December 31, 2009.

           The information contained throughout this document is presented on a continuing basis, unless otherwise stated.

 Market Conditions

           During 2010, economic conditions in the United States generally improved, however the pace of improvement has been moderate. While the economy has begun to grow, its growth has not been strong enough to improve the employment market. The December 2010 unemployment rate of 9.4% marked the twentieth consecutive month of unemployment rates at or above 9%. These conditions have contributed to continuing distress in the mortgage industry. During the first half of 2010, housing prices began to stabilize in many markets with some markets experiencing recoveries as the first-time homebuyer tax credit and low interest rates environment served as a temporary stabilizing force for improving home sales. However, beginning in the third quarter of 2010 and continuing through the end of the year, we began to see home price declines in many markets as the homebuyer tax credit expired and housing prices remained under pressure due to elevated foreclosure levels. In addition, foreclosure delays as a result of reviews into foreclosure practices of some loan servicers in the fourth quarter of 2010, among other market conditions may result in continued downward pressure on home prices for the foreseeable future.

           Despite positive job creation overall in 2010, the economy began to lose jobs again in the third quarter of 2010 as job creation in the private sector, while positive, slowed and was more than offset by reductions in government-related jobs. While job creation again turned positive in the fourth quarter, fear remains as to how pronounced any economic recovery may be. Such fear appeared to lessen, however, towards the end of 2010 as consumer spending began to increase and retail sales showed signs of improvement. U.S. unemployment rates, which have been a major factor in the deterioration of credit quality in the U.S. improved, but remained high at 9.4 percent in December 2010, decreasing from a rate of 10.2 percent in December 2009. However, we believe significant number of U.S. residents are no longer looking for work and, therefore, are not reflected in the U.S. unemployment rates. High unemployment rates have generally been most pronounced in the markets which had previously experienced the highest appreciation in home values. Unemployment rates in 18 states are at or above the U.S. national average and unemployment rates in five states are at or above 11 percent, including California and Florida. California and Florida represent 52% and 12% of the aggregate unpaid principal of our long-term mortgage portfolio, respectively, at December 31, 2010.

           On July 21, 2010, the "Dodd-Frank Wall Street Reform and Consumer Protection Act" was signed into law and is a sweeping overhaul of the financial regulatory system. The legislation will have a significant effect on the operations of many financial institutions, mortgage lenders and finance companies in the U.S. As the legislation calls for extensive regulations to be promulgated to interpret and implement the legislation, it is not possible to precisely determine the effect to our operations and financial results at this time.

           Mortgage and credit market conditions remained weak throughout 2010 due primarily to a continued weak labor market. Existing uncertainties surrounding the housing market, economy and regulatory environment will continue to present challenges for the Company. The ongoing economic stress or further deterioration of general economic conditions could prolong or increase borrower defaults leading to deteriorating performance of our long-term mortgage portfolio.

           In addition to the weak labor market, we continue to be affected by the following factors:

  •
  Overall levels of delinquencies remain elevated;

  •
  Loss severity rates remain relatively high, as market conditions, such as home prices and the rate of home sales remain weak;

  •
  Growth in the number of loans in the foreclosure process as well as prolonged foreclosure timelines related to deficiencies in foreclosure practices of servicers as discussed below;

  •
  Mortgage loan originations from 2005 to 2007 continue to perform worse than originations from prior periods;

  •
  Real estate markets in a large portion of the United States continue to be affected by stagnation or declines in property values experienced over the last three years;

  •
  Home prices remain under pressure due to elevated foreclosure levels even though they have begun to stabilize in some markets, including some parts of California; and

  •
  Tighter lending standards by mortgage lenders which affects the ability of borrowers to refinance existing mortgage loans or finance new purchases.

           A number of factors make it difficult to predict when a sustained recovery in the housing and credit markets will occur. Concerns about the future of the U.S. economy, including the pace and magnitude of recovery from the recent economic recession, consumer confidence, volatility in energy prices, credit market volatility and trends in corporate earnings will continue to influence the U.S. economic recovery and the capital markets. In particular, continued improvement in unemployment rates and a sustained recovery of the housing markets remain critical components of a broader U.S. economic recovery. Further weakening in these components as well as in consumer confidence may result in additional deterioration in consumer payment patterns and credit quality. Weak consumer fundamentals including consumer spending, declines in wage income and wealth, as well as a difficult job market continue to depress consumer confidence. Additionally, there is uncertainty as to the future course of monetary policy and uncertainty as to the effect on the economy and consumer confidence when the remaining actions taken by the government to restore faith in the capital markets and stimulate consumer spending end, including the recent extension of unemployment insurance benefits and the prior presidential administration's tax cuts. These conditions in combination with general economic weakness and the impact of recent regulatory changes will continue to impact our results in 2011, the degree of which is largely dependent upon the nature and extent of the economic recovery.

           In October 2010, certain large mortgage servicers announced investigations into their internal servicing operations. As reported, these investigations focused on the broad horizontal review of industry foreclosure practices. Some state attorney generals and various state and federal regulators and policymakers have since initiated inquiries concerning foreclosure procedures for single-family mortgage loans. Certain courts have issued new rules relating to foreclosures and we anticipate that scrutiny of foreclosure documentation will increase. Also, in some areas, officials are requiring additional verification of information filed prior to the foreclosure proceeding.

           Due to the significant slowdown in foreclosures, and in some instances, cessation of all foreclosure processing by numerous loan servicers, for some period of time in 2011 there may be some reduction in the number of properties being marketed following foreclosure. The impact of that decrease may increase demand for properties currently on the market resulting in a stabilization of home prices but could also result in a larger number of vacant properties in communities creating downward pressure on general property values. As a result, the short term impact of the foreclosure processing delay is highly uncertain. However, the longer term impact is even more uncertain as eventually servicers will again begin to foreclose and market properties in large numbers, which is likely to create a significant oversupply of housing inventory and hence continue to drive real estate prices downward. This could lead to an increase in loss severity on real estate owned (REO) properties which could result in REO losses for the Company.

           Although the U.S. government has taken various actions to stabilize the financial markets and encourage lending, we continue to operate under very difficult market conditions. There can be no assurance that the government actions will have a beneficial effect on the financial markets and, more specifically, the markets in which we operate. We cannot predict what, if any, impact these actions or future actions by either the U.S. government or foreign governments could have on our business, results of operations and financial condition. These events may impact the availability of financing generally in the marketplace and also may impact the market value of financial instruments, including the residual interests, loans, and the performance of our long-term mortgage portfolio.

           Ambac Financial Group, Inc. (Ambac) provides bond guaranty insurance for thirteen of the Company's consolidated securitizations. In November 2010, Ambac filed for bankruptcy protection. As the related securitization trusts are nonrecourse to the Company, it is not required to replace or otherwise settle bond guaranty insurance within the consolidated trusts. Furthermore, in determining the fair value of securitized mortgage borrowings, the Company excludes consideration of bond guaranty insurance payments in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) ASC 820-10-35-18A. In addition to Ambac, other insurance companies have issued bond guaranty insurance policies for certain securities within the Company's securitized mortgage borrowings. Other bond insurers are experiencing similar financial difficulties and in fact since 2009 FGIC has suspended paying claims on bond guaranty insurance. Bankruptcy filings by Ambac and other bond insurance companies could materially affect industry-wide market prices for collateralized mortgage bonds.

Financial Regulatory Reform

           On July 21, 2010, the "Dodd-Frank Wall Street Reform and Consumer Protection Act" was signed into law. This legislation is a sweeping overhaul of the financial regulatory system.

           The legislation provides for new regulation on financial institutions, creates new supervisory and advisory bodies, including the new Consumer Financial Protection Bureau, and contains many consumer related provisions including provisions addressing mortgage reform. In the area of mortgage origination, it appears there is an effective elimination of stated income loans and low document loans along with a requirement to apply a net tangible benefit test for all refinancing transactions. There are also numerous revised servicing requirements for mortgage loans.

           The legislation will have a significant effect on the operations of many financial institutions in the U.S. As the legislation calls for extensive regulations to be promulgated to interpret and implement the legislation, it is not possible to precisely determine the impact to operations and financial results at this time. The Company will continue to assess the effect of the legislation on the Company's business as the associated regulations are adopted.

Effects of Recent Market Activity

           During 2010, the Company's investment in securitized non-conforming loans (residual interests) continued to be affected by the aforementioned economic and housing market conditions. Although there has been a slight improvement in home prices as evidenced in the Case-Shiller chart below, as a result of current market conditions, the Company's residual interests continue to be affected by increased estimated defaults and severities.

Case-Shiller (Composite-10)

           As depicted in the chart above, average home prices peaked in June 2006 at 226.29 and continued their dramatic decline through much of the first half of 2009, while increasing slightly over the remaining half of the year. The Standard & Poor's Case-Shiller 10-City Composite Home Price Index (the Index) for December 2010 was 156.26 (with the base of 100.00 for January 2000.) Beginning in the third quarter of 2007, the Company began to believe that there was a correlation between the borrowers' perceived equity in their homes and defaults. The original loan-to-value (defined as loan amount as a percentage of collateral value, "LTV") and original combined loan-to-value (defined as first lien plus total subordinate liens to collateral value, "CLTV") ratios of single-family mortgages remaining in the Company's securitized mortgage collateral as of December 31, 2010 was 73% and 82%, respectively. The current LTV and CLTV ratios likely increased from origination date as a result of the deterioration in the real estate market. We believe that home prices that have declined below the borrower's perceived value at the time a mortgage was closed have a higher risk of default within our portfolio. Based on the Index, home prices have declined 31% through December 31, 2010 from the 2006 peak. Further, we believe home prices in general within California and Florida, the states with the highest concentration of our mortgages, have declined even further than the Index. We have considered the deterioration in home prices and its effect on our loss severities, which are a primary assumption used in the valuation of securitized mortgage collateral and borrowings.

 Continuing Operations

           The Company's continuing operations include the mortgage and real estate fee-based business activities performed by IRES and the long-term mortgage portfolio (residual interests in securitizations reflected as net trust assets and liabilities in the consolidated balance sheets).

Mortgage and Real Estate Services

           The Company's integrated services platform was created to provide solutions to the mortgage and real estate markets. Through IRES, the Company performs services for investors, portfolio managers, servicers and individual borrowers, including mortgage lending services, portfolio monitoring and real estate services, surveillance and recovery services and title and escrow services. The mortgage and real estate services have been developed as part of a centralized platform to operate synergistically to maximize revenues and profits. The integrated services platform includes mortgage lending operations, portfolio loss mitigation and real estate services and title and escrow.

           Mortgage Lending Operations—During 2010, the Company began funding conforming residential mortgage loans as it re-enters the mortgage banking market. By obtaining its first warehouse facility since 2008, the Company has been originating and funding mortgages through its wholly owned subsidiary, Excel, under the "Impac Mortgage" brand name. The mortgage lending activities include the origination, funding and selling of loans. In 2010, the Company slowly began to rebuild the mortgage lending platform to ensure that appropriate licenses, approvals and quality control process were in place to originate, sell, and service residential mortgage loans that are eligible for sale to Ginnie Mae under FHA programs and the other government-sponsored enterprises.

           Portfolio Loss Mitigation and Real Estate Services—The Company has been able to develop and enhance its service offerings by providing services focusing on loss mitigation and performance of our own long-term mortgage portfolio. The Company's portfolio loss mitigation and real estate services operations include the following services:

  •
  REO surveillance and disposition services to portfolio managers and servicers to assist them with improving portfolio performance by maximizing liquidation proceeds from managing foreclosed real estate assets.

  •
  Short sale (where a lender agrees to take less than the balance owed from the borrower) services for servicers, investors and institutions with distressed and delinquent residential and multifamily mortgage portfolios.

  •
  Real estate brokerage which primarily serves the southern California area. The real estate brokerage business lists and sells REO and pre-foreclosure properties associated with short sales.

  •
  Default surveillance and loss recovery services for residential and multifamily mortgage portfolios for servicers and investors to assist them with overall portfolio performance and maximizing cash recovery.

  •
  Loan modification solutions to individual borrowers by interacting with loan servicers on behalf of the borrowers to assist them in lowering the monthly mortgage payments to an affordable level allowing them to remain in their homes. The Company receives fees paid by the borrower for these services.

  •
  Monitoring, reconciling and reporting services for residential and multifamily mortgage portfolios for investors and servicers.

           Title and Escrow—The title insurance company services primarily California and selected national markets providing title insurance, escrow and settlement services to residential mortgage lenders, real estate agents, asset managers and REO companies in the residential real estate market. The services are provided through a proprietary integrated technology platform.

           Although the Company intends to expand its portfolio loss mitigation and real estate services to third parties in the marketplace, the revenues from these business activities have historically been generated from the Company's long-term mortgage portfolio. Furthermore, as the distressed mortgage and real estate markets remain unstable and uncertain due to the significant number of foreclosure properties that need to be sold, there remains uncertainty about the ongoing need and delivery of these services in the future.

Long-Term Mortgage Portfolio

           The long-term mortgage portfolio consists of the residual interest in securitizations represented on the consolidated balance sheet as the difference between trust assets and trust liabilities. See more discussion of the long-term mortgage portfolio under "Status of Operations" in Management's Discussion and Analysis of Financial Conditions and Results of Operations.

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

           Commercial mortgages (consisting primarily of multifamily residential loans) in the long-term mortgage portfolio are primarily adjustable rate mortgages with initial fixed interest rate periods of two-, three-, five-, seven- and ten-years that subsequently convert to adjustable rate mortgages (hybrid ARMs). Commercial mortgages have provided greater asset diversification on our balance sheet as borrowers of commercial mortgages typically have higher credit scores and commercial mortgages typically have lower LTVs.

           Historically, the Company securitized mortgages in the form of collateralized mortgage obligations (CMOs), which were consolidated and accounted for as secured borrowings for financial statement purposes. Securitized mortgages in the form of real estate mortgage investment conduits (REMICs) were either consolidated or unconsolidated depending on the design of the securitization structure. CMO and certain REMIC securitizations were designed so that the transferee (securitization trust) was not a qualifying special purpose entity (QSPE), and therefore the Company consolidated the variable interest entity (VIE) as it was the primary beneficiary of the sole residual interest in each securitization trust. Amounts consolidated are included in trust assets and liabilities as securitized mortgage collateral, real estate owned, derivative assets, securitized mortgage borrowings and derivative liabilities in the accompanying consolidated balance sheets. At December 31, 2010, our residual interest in securitizations (represented by the difference between trust assets and trust liabilities) increased to $26.4 million, compared to $23.0 million at December 31, 2009.

           Effective January 1, 2010, former QSPEs were evaluated for consolidation based on the provisions of FASB ASC 810-10-25, which eliminates the concept of a QSPE and changes the approach to determining a securitization trust's primary beneficiary. Refer to Note 1.—Recently Adopted Accounting Pronouncements in the notes to the consolidated financial statements for a discussion of the impact these new rules will have on the Company's consolidated balance sheets.

           During 2010 and 2009, the Company did not acquire or retain any mortgages in the long-term mortgage portfolio.

           For additional information regarding the long-term mortgage portfolio refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," Note 3. "Securitized Mortgage Collateral" and Note 6. "Securitized Mortgage Borrowings" in the notes to the consolidated financial statements.

Master Servicing

           We have retained master servicing rights on substantially all of our non-conforming single-family residential and commercial mortgage acquisitions and originations that we retained or sold through securitizations. Our function as master servicer includes collecting loan payments from loan servicers and remitting loan payments, less master servicing fees receivable and other fees, to a trustee or other purchaser for each series of mortgage-backed securities or mortgages master serviced. In addition, as master servicer, we monitor compliance with our servicing guidelines and perform, or contract with a third party to perform, all obligations not adequately performed by any loan servicer. We are also required to advance funds, or cause our loan servicers to advance funds, to cover principal and interest payments not received from borrowers depending on the status of their mortgages. We also earn income or incur expense on principal and interest payments we receive from borrowers until those payments are remitted to the investors of those mortgages. Master servicing fees are generally 0.03 percent per annum on the unpaid principal balance of the mortgages serviced. Cash flows from master servicing has declined significantly due to a decrease in principal balances and a decline in interest rates since the end of 2008, which affects the amount we earn on balances held in custodial accounts. At December 31, 2010, we were the master servicer for approximately 45,600 mortgages with an unpaid principal balance of approximately $13.0 billion of which $2.9 billion of those loans were 60 or more days delinquent. At December 31, 2010, the Company is also the master servicer for unconsolidated securitizations totaling approximately $1.8 billion in unpaid principal balance of which $0.5 billion of those loans were 60 or more days delinquent.

Discontinued Operations

           Discontinued operations primarily include minimizing or settling the repurchase liability exposure related to our former non-conforming mortgage operations.

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

 Regulation

           Under our mortgage lending and real estate brokerage operations, we have established underwriting guidelines that include provisions for inspections and appraisals, required credit reports on prospective borrowers and determined maximum loan amounts. Our mortgage lending activities are subject to, among other laws, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, Fair Credit Reporting Act, Fair and Accurate Credit Transaction Act, Fair Housing Act, Gramm-Leach, Bliley Act, Telephone Consumer Protection Act, Can Spam Act, Real Estate Settlement Procedures Act, Home Mortgage Disclosure Act, the Fair Debt Collection Practices Act, the Secure and Fair Enforcement for Mortgage Licensing Act of 2008, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the regulations promulgated thereunder. These laws and regulations, among other things, prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs, prohibit the payment of kickbacks for the referral of business incident to a real estate settlement service, limit payment for settlement services to the reasonable value of the services rendered and goods furnished, restrict the marketing practices we used to find customers, require us to safeguard non-public information about our customers and require the maintenance, disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution, price and income level and established national minimum standards for mortgage licenses. Our mortgage lending, real estate brokerage and title and escrow activities are also subject to state and local laws and regulations, including state licensing laws, anti-predatory lending laws, and may also be subject to applicable state usury statutes. Our mortgage lending operation is an approved Housing and Urban Development "HUD" lender. As a HUD approved lender, we are required to submit annually to Fannie Mae, Freddie Mac, and HUD, as applicable, audited financial statements, or the equivalent, according to the financial reporting requirements of each regulatory entity for its sellers/ servicers. Our affairs will also be subject to examination by Fannie Mae and Freddie Mac at any time to assure compliance with applicable regulations, policies and procedures. Also refer to "Regulatory Risks" under Item 1A. Risk Factors for a further discussion of regulations that may affect our Company.

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

 Employees

           As of December 31, 2010 and 2009, we had a total of 376 and 299 full-time and part-time employees, respectively. Management believes that relations with its employees are good. We are not a party to any collective bargaining agreements.

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

           Since 2007, management has been challenged by the unprecedented turmoil in the mortgage market, including significant increases in delinquencies and foreclosures and significant increases in credit-related losses. In response, the Company discontinued its non-conforming mortgage and retail operations, its commercial operations and warehouse lending operations in 2007, and during 2008 and 2009 (i) satisfied and terminated all of its reverse repurchase financings, except for one, which was restructured and subsequently satisfied, (ii) reduced and restructured its trust preferred payment obligations, (iii) settled a significant portion of its outstanding loan repurchase claims, and (iv) eliminated its preferred stock dividends. Although these actions have decreased our debt obligations, certain others have caused a reduction in our cash and overall liquidity.

           In light of the continuing turmoil in the mortgage market, our ability to continue our operations is dependent upon our ability to successfully initiate new sources of revenue, such as our mortgage and real estate fee-based business activities that we established during 2009 and 2010, and re-enter the mortgage lending industry, which may include acquiring new operations, that contribute sufficient additional cash flow to enable us to generate net revenue to meet our current and future expenses. Our future financial performance and success are dependent in large part upon our ability to implement and maintain our mortgage and real estate fee-based business activities and mortgage lending operations successfully. The mortgage and real estate services market is volatile and highly competitive. The Company's ability to successfully compete in the mortgage and real estate services market is uncertain as these operations were only established in the last few years. Our business will be materially affected if we are unable to generate sufficient liquidity to conduct our operations as planned.

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

           The ability to meet our long-term liquidity requirements is subject to several factors, such as realizing cash flows from our long-term mortgage portfolio and generating fees from our newly established mortgage and real estate fee-based business activities. Our future financial performance and success are dependent in large part upon our ability to grow our mortgage and real estate fee-based business activities. We believe that current cash balances, short-term investments, cash flows realized from our long-term mortgage portfolio and fees generated from our mortgage and real estate fee-based business activities will be adequate to fund our current operations and liabilities. At December 31, 2010, our debt obligations, consisting of our trust preferred securities, junior subordinated notes, and the note payable related to the obligation limited to and secured by some of our residual interests in certain securitization trusts, was an aggregate of approximately $70.9 million in outstanding principal balance. We cannot provide any assurances that we will be able to operate successfully our mortgage and real estate fee-based business activities and other business that we may implement in the future. If we are unable to do so, we may be unable to satisfy our future operating costs and liabilities, including repayment of our note payable and long-term debt.

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

           As defaults, delinquencies, foreclosures, and losses in the real estate market continue, there have been recent lawsuits by various investors, insurers, underwriters and others against various participants in securitizations, such as sponsors, depositors, underwriters, and loan sellers. Some lawsuits have alleged that the mortgage loans had origination defects, that there were misrepresentations made about the mortgage loans and the parties failed to properly disclose the quality of the mortgage loans or repurchase defective loans or that there were other misrepresentations, lack of representations, or errors in securitization documents. There have been other claims contending errors or misrepresentations in the securitization documents or process itself. Historically, we both securitized and sold mortgage loans to third parties that may have been deposited or included in pools for securitizations. We have discovered discrepancies in our securitization documents and are working with the parties involved, including bondholders, on the issue. Recently the trustee of three of our securitizations has filed actions in the Superior Court of the State of California, County of Orange, seeking instructions on how to resolve the ambiguities, inconsistencies in and/or omissions by modifying or reforming the securitizations documents to be consistent. Although the petitions do not seek any affirmative recovery from us, the outcome of that litigation may have an effect on us. To the extent that we are not successful in correcting the discrepancies or even if we are successful and make revisions to correct the discrepancies, we may be subject to liability. In connection with these potential claims, we may be asked to repurchase these bonds, provide indemnification against such claims or we may become subject to litigation related to the securitizations. As a result, we may incur significant legal and other expenses in defending against claims and litigation and we may be required to pay settlement costs, damages, penalties or other charges which could adversely affect our financial results.

Our performance may be adversely affected by the performance of parties who service or sub-service our mortgage loans.

           We sell or contract with third-parties for the servicing of all our mortgage loans. Our operations, performance and liabilities are subject to risks associated with inadequate or untimely servicing. Poor performance by a servicer may result in greater than expected delinquencies and losses on our mortgage loans or in our resulting exposure to investors, bond holders, bond insurers or others as we are responsible for the performance of our loan servicers. If we, or our servicers, commit a material breach of our obligations as a servicer or master servicer, we may be subject to termination if the breach is not cured within a specified period of time following notice, causing us to lose master servicing income. In addition, we may be required to indemnify the securitization trustee against losses from any failure by us, as master servicer or on behalf of the servicer, to perform the servicing obligations properly. Recent announcements of deficiencies in foreclosure documentation by several large servicers have raised various concerns relating to foreclosure practices. We are working with all of our servicers to identify deficient foreclosure practices. A number of our servicers, including several of our largest ones, have temporarily suspended foreclosure proceedings in some or all states in which they do business while they conduct their evaluations. We are also evaluating the impact of these foreclosure practices on our REO properties and the servicers have suspended certain REO sales and eviction proceedings for REO properties pending the completion of the evaluation. Issues have also been identified with respect to practices of certain legal counsel involved in the foreclosure process and in the use of the mortgage electronic registration system as a foreclosing party or as a listed beneficiary of a mortgage. We expect that these issues and the related foreclosure suspensions could prolong the foreclosure process nationwide and may delay sales of our REO properties and hence affect the performance of our securities. Continued foreclosure delays and other disruptions in the real estate market may result in a material adverse impact to our financial results.

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

The Company, through its subsidiaries, has entered into financing facilities agreements to fund loans for the mortgage lending operations that contain certain financial covenants.

           Our warehouse facilities contain covenants, including requirements to maintain a certain minimum net worth, liquidity, debt ratios, profitability levels and other customary debt covenants. Events of default under these facilities can constitute a breach of the covenants and as such allows the lenders to pursue certain remedies which may constitute a cross default under other agreements. If we were unable to meet or maintain the necessary covenant requirements or satisfy, or obtain waivers from, the continuing covenants, this could have a material adverse effect on our financial condition or results of operations

We are a defendant in purported class action lawsuits and may not prevail in these matters.

           Class action lawsuits and regulatory actions alleging improper marketing practices, abusive loan terms and fees, disclosure violations, improper yield spread premiums and other matters are risks faced by all mortgage originators, particularly those in the Alt-A and subprime market. We are a defendant in purported class actions pending in different states. Some of the class actions allege generally that the loan originator (not Impac) improperly charged fees in violation of various state lending or consumer protection laws in connection with mortgages that we acquired while others allege that our lending practice was a statutory violation, an unlawful business practice, an unfair business practice or a breach of a contract. They generally seek unspecified compensatory damages, punitive damages, pre- and post-judgment interest, costs and expenses and rescission of the mortgages, as well as a return of any improperly collected fees. We may incur defense costs and other expenses in connection with the class action lawsuits, and we cannot assure you that the ultimate outcome of these or other actions will not have a material adverse effect on our financial condition or results of operations. In addition to the expense and burden incurred in defending this litigation and any damages that we may suffer, our management's efforts and attention may be diverted from the ordinary business operations in order to address these claims. If the final resolution of this litigation is unfavorable to us, our financial condition, results of operations and cash flows might be materially adversely affected. We believe we have meritorious defenses to the actions and intend to defend against them vigorously; however, an adverse judgment in any of these matters could have a material adverse effect on us.

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

           Our results of operations are materially affected by conditions in the mortgage and real estate markets, the financial markets and the economy generally. Beginning in 2007, the mortgage industry and the single-family residential housing markets, and to a lesser extent multifamily residential housing markets, were adversely affected as home prices declined and delinquencies and defaults significantly increased. Borrowers have found it difficult to refinance due to home price depreciation and lenders tightened their underwriting guidelines, which has led to further increases in defaults and credit losses. During 2010, the Company continued to be significantly and negatively affected by the deteriorating real estate market and the weak economic environment. As a result, non-conforming mortgage loans have not performed up to historical expectations, and the fair value of non-conforming mortgage loans has deteriorated. This, in turn, has resulted in declining revenues and increased expenses, including significant increases in loan losses and impairment charges, losses sustained in the operation of real estate properties acquired in foreclosure proceedings and foreclosure related professional fees. These factors have led to deterioration in the quality of the Company's long-term mortgage portfolio, as evidenced by the delinquencies, foreclosures and credit losses.

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

Without adequate financing, the growth of our business operations will be limited.

           As of December 31, 2010, we have been able to increase warehouse funding capacity to $42 million. We are currently seeking warehouse facilities, and although we have obtained preliminary term sheets from lenders for a potential total warehouse funding capacity of $160 million, as of the date of this report, we have not executed definitive agreements for the additional warehouse capacity. If we are unable to obtain adequate financing, we will not be able to expand our business operations as planned, which will limit our revenues and operating results.

We may not be able to access financing sources on favorable terms, or at all, which could adversely affect our ability to implement and operate our business as planned.

           Future financing sources may include borrowings in the form of bank credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities, structured financing arrangements, public and private equity and debt issuances and derivative instruments, in addition to transactions or asset specific funding arrangements. Our access to sources of financing depends upon a number of factors over which we have little or no control, including general market conditions, resources and policies or lenders. Under current market conditions, many forms of structured financing arrangements are generally unavailable, which has also limited borrowings under warehouse and repurchase agreements that are intended to be refinanced by such financings. In addition, if regulatory capital requirements imposed on our private lenders change, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity. Consequently, the implementation of our new mortgage lending operations may be dictated by the cost and availability of financing. Depending on market conditions at the relevant time, we may have to rely more heavily on additional equity issuances, which may be dilutive to our shareholders, or on less efficient forms of debt financing that require a larger portion of our cash flow from operations, thereby reducing funds available for our operations and future business opportunities. We cannot assure you that we will have access to such equity or debt capital on favorable terms (including, without limitation, cost and term) at the desired times, or at all, which could negatively affect our results of operations.

If defaults on our mortgage loans continue, it will result in continuing declines in revenues and net income.

           Loan defaults result in a decrease in interest income and an increase in loan losses. The decrease in interest income resulting from loan defaults may be for a prolonged period of time as we seek to recover, primarily through legal proceedings, the outstanding principal balance and accrued interest due on a defaulted loan, plus the legal costs incurred in pursuing our legal remedies. Legal proceedings, which may include foreclosure actions and bankruptcy proceedings, are expensive and time consuming. The decrease in interest income, the costs incurred from defaulted loans and increases in loan losses will have an adverse effect on our liquidity, net income and shareholders' equity.

           The adverse market conditions have affected our mortgage loan delinquencies and REO. At December 31, 2010, the Company's mortgage portfolio had 21.3 percent or $2.4 billion of loans that were 60 days or more delinquent, included in continuing and discontinued operations, compared to 25.1 percent or $3.1 billion at December 31, 2009. REO decreased 35 percent to $92.8 million at December 31, 2009 as compared to $142.7 million at December 31, 2009 and we incurred losses from REOs of $6.8 million for the year ended December 31, 2010 compared to $218.2 million for the previous year. These losses are primarily in the nonrecourse securitization trusts but could result in reduced cash flows from the Company's residual interests in respective securitizations. These conditions, which increase the cost and reduce the availability of debt, may continue or worsen in the future.

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

           We were an acquirer and originator of non-conforming single-family and multifamily mortgage loans. These are mortgages that generally may not qualify for purchase by government-sponsored agencies such as Fannie Mae and Freddie Mac. Our operations have been negatively affected due to our investments in these mortgages. Credit risks associated with these mortgages may be greater than those associated with conforming mortgages. Mortgages made to such borrowers generally entail a higher risk of delinquency and higher losses than mortgages made to borrowers who utilize conventional mortgage sources. Delinquency, foreclosures and losses generally increase during economic slowdowns or recessions. The actual risk of delinquencies, foreclosures and losses on mortgages made to our borrowers are higher under current economic conditions than those in the past. Additionally, the combination of different underwriting criteria and higher rates of interest leads to greater risk, including higher prepayment rates and higher delinquency rates and /or credit losses. We also have loans that are interest only. If there is a decline in real estate values borrowers may default on these types of loans since they have not reduced their principal balances, which, therefore, could exceed the value of their property. In addition, a reduction in property values would also cause an increase in the CLTV or LTV ratio for that loan which could have the effect of reducing the value of the property collateralized by that loan, reducing the borrowers' equity in their homes to a level that would increase the risk of default.

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

Failure to successfully manage interest rate risks may adversely affect results of operations.

           As part of our mortgage lending operation, we will follow a program intended to protect against interest rate changes. However, developing an effective interest rate risk management strategy is complex and no management strategy can completely insulate the Company from risks associated with interest rate changes. In addition, hedging involves transaction costs. In the event the Company hedges against interest rate risks, the Company may substantially reduce its net earnings.

           In the event the Company purchases derivatives to hedge against market and interest rate risks and the provider of such derivatives becomes financially unsound or insolvent, the Company may be forced to unwind such derivatives with such provider and may take a loss thereon. Further, the Company could suffer the adverse consequences that the hedging transaction was intended to protect against. Although, the Company intends to purchase derivatives only from financially sound institutions and to monitor the financial strength of such institutions on a periodic basis, no assurance can be given that the Company can avoid such third party risks.

The geographic concentration of our mortgages increases our exposure to risks in those areas.

           We did not set limitations on the percentage of our long-term mortgage portfolio composed of properties located in any one area (whether by state, zip code or other geographic measure). Concentration in any one area increases our exposure to the economic and natural hazard risks associated with that area. A majority of our mortgage acquisitions and originations, long-term mortgage portfolio and finance receivables were secured by properties in California and, to a lesser extent, Florida. California and Florida have experienced, and may experience in the future, an economic downturn and have also suffered the effects of certain natural hazards. As a result of the economic downturn, real estate values in California and Florida have decreased drastically and may continue to decrease in the future, which could have a material adverse effect on our results of operations or financial condition.

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

           We sell or contract with third-parties for the servicing of all our mortgage loans, including those in our securitizations. Our operations are subject to risks associated with inadequate or untimely servicing. Poor performance by a servicer may result in greater than expected delinquencies and losses on our mortgage loans. A substantial increase in our delinquency or foreclosure rate or delays in the foreclosure process could adversely affect our ability to access the capital and secondary markets for our financing needs. Also, with respect to mortgage loans subject to a securitization, greater delinquencies and greater loss severities would adversely affect the value of our residual interest, if any, we hold in connection with that securitization.

           In a securitization, relevant agreements permit us to be terminated as servicer or master servicer under specific conditions described in these agreements. If, as a result of a servicer or sub-servicer's failure to perform adequately, we were terminated as master servicer of a securitization, the value of any master servicing rights held by us could be adversely affected.

The potential limitation or wind-down of the role Fannie Mae and Freddie Mac play in the residential mortgage-backed security (MBS) market may adversely affect our business, operations and financial condition.

           On February 11, 2011, the Treasury issued a White Paper titled "Reforming America's Housing Finance Market" (or the White Paper) that lays out, among other things, proposals to limit or potentially wind down the role that Fannie Mae and Freddie Mac play in the mortgage market. Any such proposals, if enacted, may have broad adverse implications for the MBS market and our business, operations and financial condition. We expect such proposals to be the subject of significant discussion and it is not yet possible to determine whether such proposals will be enacted and, if so, when, what form any final legislation or policies might take or how proposals, legislation or policies emanating from the White Paper may impact the MBS market and our business, operations and financial condition. We are evaluating, and will continue to evaluate, the potential impact of the proposals set forth in the White Paper on our business and our financial position and results of operations.

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

           At the end of our 2010 taxable year, we had net operating loss (NOL) carryforwards of approximately $490.6 million for federal income tax purposes and approximately $492.1 million for state income tax purposes. During the year ended December 31, 2010, estimated net operating loss carryforwards were reduced as a result of the Company generating taxable income from cancellation of debt for approximately $426.2 million of securitized mortgage borrowings. Although, under existing tax rules, we are generally allowed to use those NOL carryforwards to offset taxable income in subsequent taxable years, our ability to use those NOL carryforwards to offset income may be severely limited to the extent that we have experienced or do experience an ownership change within the meaning of Section 382 of the Internal Revenue Code. These provisions could also limit our ability to deduct certain losses (built-in losses) we recognize after an ownership change with respect to assets we own at the time of the ownership change. In general, an ownership change, as defined by Section 382, results from transactions increasing ownership of certain stockholders or public groups in our stock by more than 50 percentage points over a three-year period. In addition, the generation of taxable income from cancellation of debt may further reduce the NOL. Any limitation on our NOL carryforwards that could be used to offset taxable income would adversely affect our liquidity and cash flow, as and when we become profitable. However, we may not generate sufficient taxable income in future periods to be able to realize fully the tax benefits of our NOL carryforwards.

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

           To the extent we originated and purchased mortgage loans, re-enter the mortgage lending business, or provide title and escrow services, loan modification and debt settlement services, asset management, liquiquidation and oversight services, and other new businesses in which we may commence, applicable state and local laws generally regulate interest rates and other charges, require certain disclosure, and require applicable licensing. In addition, other state and local laws, public policy and general principles of equity relating to the protection of consumers, unfair and deceptive practices and debt collection practices may apply to the origination, servicing and collection of our loans, and title and escrow services. Our business is also subject to various federal laws, including:

  •
  the Federal Truth-in-Lending Act and Regulation Z promulgated there under, which require certain disclosures to the borrowers regarding the terms of the loans and which has recently been interpreted to require substantial changes in compensation that can be paid to brokers and loan originators;

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

  •
  the Dodd-Frank Wall Street Reform and Consumer Protection Act, which is a sweeping overhaul of the financial regulatory system. Title XIV of the Dodd-Frank Act contains the Mortgage Reform and Anti-Predatory Lending Act ("Mortgage Act"). The Mortgage Act imposes a number of additional requirements on lenders and servicers of residential mortgage loans, including Impac, by amending certain existing provisions and adding new sections to TILA, RESPA, and other federal laws. The penalties for noncompliance with these laws are also significantly increased by the Mortgage Act, which could lead to an increase in lawsuits against mortgage lenders and servicers. Like other parts of the Dodd-Frank Act, the Mortgage Act requires that implementing regulations be issued before many of its provisions are effective. Therefore, many of these provisions in the Mortgage Act might not become effective until 2013 or early 2014; and

  •
  New and proposed legislation affecting the debt settlement business.

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

           The Obama Administration recently delivered a report to Congress regarding proposals to reform the housing finance market in the United States. The report, among other things, outlined various potential proposals to wind down Fannie Mae and Freddie Mac (the "GSEs") and reduce or eliminate over time the role of the GSEs in guaranteeing mortgages and providing funding for mortgage loans, as well as proposals to implement reforms relating to borrowers, lenders, and investors in the mortgage market, including reducing the maximum size of a loan that the GSEs can guarantee, phasing-in a minimum down payment requirement for borrowers, improving underwriting standards, and increasing accountability and transparency in the securitization process. The extent and timing of any regulatory reform regarding the GSEs and the home mortgage market, as well as any effect on Impac's business and financial results, are uncertain. Any other future legislation and/or regulation, if adopted, also could have a material adverse effect on our business operations, income, and/or competitive position and may have other negative consequences.

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

           The market price of our securities has been volatile. Our common stock has been trading on the NYSE Amex stock exchange since December 2009, and prior to that it was quoted on the pink sheets since November 2008. We cannot guarantee that a consistently active trading market for our securities will continue. In addition, there can be no assurances that such markets will continue or that any shares which may be purchased may be sold without incurring a loss. Any such market price of our shares may not necessarily bear any relationship to our book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for the shares in the future. The market price of our securities is likely to continue to be highly volatile and could be significantly affected by factors including:

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

  •
  interest rates.

           During 2010, our common stock reached an intra-day high sales price of $6.18 on January 13, and an intra-day low sales price of $2.49 on September 13. As of March 25, 2011, our stock price closed at $2.61 per share. In addition, significant price and volume fluctuations in the stock market have particularly affected the market prices for the securities of mortgage companies such as ours. Furthermore, general conditions in the mortgage industry may adversely affect the market price of our securities. These broad market fluctuations have adversely affected and may continue to adversely affect the market price of our securities. If our results of operations fail to meet the expectations of securities analysts or investors in a future quarter, the market price of our securities could also be materially adversely affected and we may experience difficulty in raising capital.

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

ITEM 3. LEGAL PROCEEDINGS

Mortgage-related Litigation

           Gilmor, et al. v. Preferred Credit Corp., et. al., Case No. 4:10-CV-00189, currently pending in the United States District Court for the Western District of Missouri, is a putative class action against Preferred Credit and others charging violations of Missouri's Second Mortgage Loan Act. In a Sixth Amended Complaint ("Complaint"), plaintiffs Michael P. and Shellie Gilmor and others bring suit against Preferred Credit, as the originator of various second mortgage loans in Missouri, and against: IMPAC Funding Corporation; IMPAC Mortgage Holdings; IMPAC Secured Assets; IMPAC Secured Assets CMN Trust Series 1998-1 Collateralized Asset-Backed Notes, Series 1998-1; IMH Assets Corp; Impac CMB

Trust Series 1999-1; Impac CMB Trust Series 1999-2; Impac CMB Trust Series 2000-1; Impac CMB Trust Series 2000-2; Impac CMB Trust Series 2001-4; Impac CMB Trust Series 2002-1; Impac CMB Trust Series 2003-5, (collectively, the "IMPAC Defendants"), among numerous others, as alleged holders of notes associated with second mortgage loans originated by Preferred Credit.

           Plaintiffs complain that at closing Preferred Credit charged them fees and costs in violation of Missouri's Second Mortgage Loan Act. Additionally, Plaintiffs obtained certification of a class of all persons similarly situated. Plaintiffs allege that the IMPAC Defendants are liable to Plaintiffs and members of the putative class as alleged holders of notes associated with second mortgage loans originated by Preferred Credit.

           Plaintiffs seek on behalf of themselves and the members of the putative class, among other things, disgorgement or restitution of all improperly collected charges, the right to rescind all affected loan transactions, the right to offset any finance charges, closing costs, points or other loan fees paid against the principal amounts due on the loans if rescinded, actual and punitive damages, and attorneys' fees.

           Plaintiffs filed a motion for class certification, which was granted. In March, 2004, Plaintiffs filed their Sixth Amended Complaint.

           On February 26, 2010, U.S. Bank National Association ND and other defendants removed the case to federal court. The case remains pending in federal court. Trial is scheduled to commence on August 13, 2012.

           Baker, et al. v. Century Financial Group, et al., Case No. 4:04-CV-W-0201-SOW, currently pending in the Circuit Court of Clay County, Missouri, is a putative class action against Century Financial and others charging violations of Missouri's Second Mortgage Loan Act. In particular, in a Fourth Amended Complaint ("Complaint"), Plaintiffs James and Jill Baker and others bring suit against Century Financial, as the originator of various second mortgage loans in Missouri, and against IMPAC Funding Corporation, IMH Assets Corporation, IMPAC Mortgage Holdings, Inc., IMPAC Secured Assets Corporation, and two terminated IMPAC trusts (collectively, the "IMPAC Defendants"), among others, as alleged holders of notes associated with second mortgage loans originated by Century Financial.

           The Plaintiffs' allegations are similar to those asserted by the Plaintiffs in the Gilmor action, discussed above. Plaintiffs seek on behalf of themselves and the members of the putative class, among other things, disgorgement or restitution of all allegedly improperly-collected charges, the right to rescind all affected loan transactions, the right to offset any finance charges, closing costs, points or other loan fees paid against the principal amounts due on the loans if rescinded, actual and punitive damages, and attorneys' fees.

           The case was subsequently removed to federal court and later remanded by the federal court to the Circuit Court of Clay County, Missouri. The IMPAC Defendants filed an Answer on March 7, 2005. Limited discovery has taken place since this date, including additional discovery responses by certain IMPAC Defendants during 2008.

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

Other Matters

           On December 20, 2010 the Company received notification from a bond holder in a securitization issued by Impac Secured Assets Corporation. The demand alleges errors or discrepancies in the filed securitization documentation and seeks damages of at least $3.5 million. No litigation has been commenced in this action.

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

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

           Our common stock is currently listed on the NYSE Amex under the symbol "IMH" and prior to that until December 29, 2009, the Company's common stock was quoted on the Pink OTC Markets (formerly, Pink Sheets).

           The following table summarizes the high, low and closing sales prices for our common stock for the periods indicated:

	2010			2009
	High	Low	Close	High	Low	Close
First Quarter	6.18	3.16	3.95	0.80	0.12	0.18
Second Quarter	4.60	2.55	2.82	1.01	0.16	1.00
Third Quarter	3.37	2.49	2.77	2.96	0.9	10.00
Fourth Quarter	2.79	2.61	2.79	4.99	2.11	3.70

           On March 25, 2011, the last quoted price of our common stock on the NYSE Amex was $2.61 per share. As of March 25, 2011, there were 248 holders of record, including holders who are nominees for an undetermined number of beneficial owners, of our common stock.

           The Board of Directors of the Company authorizes the payment of cash dividends on its common stock, subject to an ongoing review of the Company's profitability, liquidity and future operating cash requirements. The Board of Directors did not declare cash dividends on our common stock during the years ended December 31, 2010 and 2009. We do not expect to declare or pay any cash dividends on our common stock in the foreseeable future.

           In connection with the completion of its Offer to Purchase and Consent Solicitation, the Company paid $7.4 million accumulated but unpaid dividends on its 9.375% Series B Cumulative Redeemable Preferred Stock and 9.125% Series C Cumulative Redeemable Preferred Stock during the year ended December 31, 2009. There was $7.4 million in dividends paid on these two classes of preferred stock during the year ended December 31, 2009.

ITEM 6. SELECTED FINANCIAL DATA

           As a smaller reporting company, we are not required to provide the information required by this Item.

 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           Management's discussion and analysis of financial condition and results of operations contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Refer to Item 1. "Business—Forward- Looking Statements" for a complete description of forward-looking statements. Refer to Item 1. "Business" for information on our businesses and operating segments.

           Amounts are presented in thousands, except per share data or as otherwise indicated.

Selected Financial Results for 2010

Continuing Operations

  •
  Earnings from continuing operations of $7.6 million for the year ended December 31, 2010, compared to $8.3 million for 2009.

  •
  Net interest income of $5.7 million for the year ended December 31, 2010, compared to $9.8 million for 2009.

  •
  Non-interest income—net trust assets of $4.3 million for the year ended December 31, 2010, compared to $13.0 million for 2009.

  •
  Mortgage and real estate services fees of $56.4 million for the year ended December 31, 2010, compared to $42.3 million for 2009.

  •
  In 2010, the Company was successful in paying off and fully satisfying at a discount the $6.6 million outstanding balance of its last remaining significant obligation associated with the previously discontinued non-conforming lending operations. The full satisfaction of this obligation results in the termination of all associated covenants, conditions and restrictions.

Discontinued Operations

  •
  Earnings from discontinued operations (net of tax) of $2.2 million for the year ended December 31, 2010, compared to $2.3 million for 2009.

Market Conditions

           See Item 1. "Business" for discussion of market conditions.

Status of Operations

Mortgage and Real Estate Services

           The mortgage and real estate services have been developed as part of a centralized platform to operate synergistically to maximize revenues and profits. The integrated services platform includes the mortgage lending operations, portfolio loss mitigation and real estate services and title and escrow.

           Mortgage Lending Operations—During 2010, the Company began funding conforming residential mortgage loans as it re-enters the mortgage banking market. By obtaining its first warehouse facility since 2008, the Company has been originating and funding mortgages through its wholly owned subsidiary, Excel, under the "Impac Mortgage" brand name. The mortgage lending activities include the origination, funding and selling of loans. During 2010, the Company funded $20.7 million, sold $17.4 million and brokered $20.1 million of loans as compared to a minimal amount of loans brokered in 2009.

           As of December 31, 2010, the Company had increased its warehouse funding capacity to $42.0 million, and has obtained preliminary term sheets from lenders for a potential total warehouse capacity of $160 million as of March 25, 2010.

           In October 2010, the Company completed the acquisition of 51% of AmeriHome which is an approved seller/servicer for Fannie Mae, Freddie Mac and HUD, in addition to being an approved Ginnie Mae issuer and has an option to acquire up to 90%.. In the later part of 2010, the Company sought to increase mortgage production through retail channels and beginning to develop a wholesale channel, while it was primarily relying on its captive financing channel from the Company's long-term mortgage portfolio. Through these channels, the Company originated only loans that are eligible for sale to Ginnie Mae under FHA programs and other government-sponsored enterprises. The Company is seeking to expand its mortgage lending platform in 2011 by establishing loan production centers in different regions of the U.S.

           In March 2011, Excel expanded into the pacific northwest of the U.S. opening a regional production office in Lake Oswego, Oregon, along with other offices throughout Oregon, Washington, and Idaho. Excel hired an experienced senior management team along with regional sales and operational staff. With this regional production office, Excel has a mortgage origination presence throughout the West Coast and in the Midwest and has plans to open a Gulf Coast regional office in Baton Rouge, Louisiana.

           Portfolio Loss Mitigation and Real Estate Services—The Company has been able to develop and enhance its service offerings by providing services focusing on loss mitigation and performance of our own long-term mortgage portfolio. The Company portfolio loss mitigation and real estate services include REO surveillance and disposition services, default surveillance and loss recovery services, short sale and real estate brokerage services, loan modifications, portfolio monitoring and reporting services.

           In 2011, the Company expects to expand the portfolio loss mitigation services platform with an engagement with a third party to provide certain servicer audit, recovery and title search services for residential mortgage portfolios. The Company anticipates offering and providing similar services to additional third party customers throughout 2011.

           Title and Escrow—The title insurance company services primarily California and selected national markets providing title insurance, escrow and settlement services to residential mortgage lenders, real estate agents, asset managers and REO companies in the residential real estate market. The services are provided through a proprietary integrated technology platform.

           For the years ended December 31, 2010 and 2009, mortgage and real estate services fees were $56.4 million and $42.3 million, respectively, as follows:

	For the year ended December 31,
	2010	2009
Real estate services and recovery fees	22,064	10,148
Title and escrow	16,786	7,539
Loan modification fees	11,741	17,525
Portfolio service fees	5,814	7,064

Total mortgage and real estate services fees	$56,405	$42,276

           Although the Company intends to expand its portfolio loss mitigation and real estate services to more third parties in the marketplace, the revenues from these business activities have historically been generated from the Company's long-term mortgage portfolio. Furthermore, as the distressed mortgage and real estate markets remain unstable and uncertain due to the significant number of foreclosure properties that need to be sold, there remains uncertainty about the ongoing need and delivery of these services in the future.

Long-Term Mortgage Portfolio

           Although we have seen some stabilization and improvement in defaults, the portfolio continues to suffer losses and may continue for the foreseeable future until we see a significant decline in the number of foreclosure properties in the market. Existing conditions are unprecedented and result in uncertainty around the long-term performance of the portfolio.

           At December 31, 2010, our residual interest in securitizations (represented by the difference between trust assets and trust liabilities) increased to $26.4 million, compared to $23.0 million at December 31, 2009. The increase in residual fair value in 2010 was primarily due to decreased loss assumptions for single-family collateral and investor yield requirements.

           In previous years, the Company securitized mortgage loans by transferring originated residential single-family mortgage loans and multifamily commercial loans (the "transferred assets") into non-recourse bankruptcy remote trusts which in turn issued tranches of bonds to investors supported only by the cash flows of the transferred assets. Because the assets and liabilities in the securitizations are nonrecourse to the Company, the bondholders cannot look to the Company for repayment of their bonds in the event of a shortfall. These securitizations were structured to include interest rate derivatives. The Company retained the residual interest in each trust, and in most cases would perform the master servicing. A trustee and servicer, unrelated to us, would be named for each securitization. Cash flows from the loans (the loan payments and liquidation of foreclosed real estate properties) collected by the loan servicer are remitted to the master servicer. The master servicer remits payments to the trustee who remits payments to the bondholders (investors). The servicer collects loan payments and performs loss mitigation activities for defaulted loans. These activities include foreclosing on properties securing defaulted loans, which results in REO.

           In accordance with GAAP, the Company is required to consolidate all but one of these trusts (as the Company is not the master servicer) on our statement of financial condition and results of operations. For the one trust the Company did not consolidate, the residual interest is reported as investment securities available-for-sale. For the trusts the Company did consolidate, the loans are included in the statement of financial condition as "securitized mortgage collateral", the foreclosed loans are included in the statement of financial condition as "real estate owned" and the various bond tranches owned by investors are included in the statement of financial condition as "securitized mortgage borrowings". Any interest rate derivatives remaining in the trusts are included in our statement of financial condition as "derivative assets" or "derivative liabilities", respectively. To the extent there is excess overcollateralization (as defined in the securitization agreements) in these securitization trusts, the Company receives cash flows from the excess interest collected monthly from the residual interest the Company owns. Because (i) the Company elected the fair value option on the securitized mortgage collateral, securitized mortgage borrowings and derivative assets/liabilities, and (ii) real estate owned is reflected at net realizable value (which approximates fair market value), the net of the trust assets and trust liabilities represents the estimated fair value of what the Company owns—the residual interests.

           To estimate fair value of the assets and liabilities within the securitization trusts each reporting period, management uses an industry standard valuation and analytical model that is updated monthly with current collateral, real estate, derivative, bond and cost (servicer, trustee, etc.) information for each securitization trust. The Company employs an internal process to validate the accuracy of the model as well as the data within this model. Forecasted assumptions, sometimes referred to as "curves," for defaults, loss severity, interest rates (LIBOR) and prepayments are input into the valuation model for each securitization trust. The Company hires third party experts to provide forecasted curves for the aforementioned assumptions for each of the securitizations. Before inputting this information into the model, management employs a process to qualitatively and quantitatively review the assumption curves for reasonableness using other information gathered from the mortgage and real estate market (i.e. third party home price indices, published industry reports discussing regional mortgage and commercial loan performance and delinquency) as well as actual default and foreclosure information for each trust from the respective trustees.

           The Company uses the valuation model to generate the expected cash flows to be collected from the trust assets and the expected required bondholder distribution (trust liabilities). To the extent that the trusts are overcollateralized, the Company receives the excess interest as the holder of the residual interest. The information above provides us with the future expected cash flows for the securitized mortgage collateral, real estate owned, securitized mortgage borrowings, derivative assets/liabilities, and the residual interests.

           To determine the discount rates to apply to these cash flows, the Company gathers information from the bond pricing services and other market participants regarding estimated investor required yields for each bond tranche. Based on that information and the collateral type and vintage, the Company determines an acceptable range of expected yields an investor would require including an appropriate risk premium for each bond tranche. The Company uses the blended yield of the bond tranches together with the residual interests to determine an appropriate yield for the securitized mortgage collateral in each securitization (after taking into consideration any derivatives in the securitization).

           The following table presents changes in the Company's trust assets and trust liabilities for the year ended December 31, 2010:

	TRUST ASSETS						TRUST LIABILITIES
	Level 3 Recurring Fair Value Measurements			NRV			Level 3 Recurring Fair Value Measurements
	Investment securities available-for- sale	Securitized mortgage collateral	Derivative assets	Real estate owned	Total trust assets		Securitized mortgage borrowings	Derivative liabilities	Total trust liabilities	Net trust assets and trust liabilities
Recorded book value at 12/31/2009	813	5,666,122	146	142,364	5,809,445		(5,659,865)	(126,603)	(5,786,468)	22,977
Total Gains/(losses) included in earnings:
Interest income	246	487,039	-	-	487,285		-	-	-	487,285
Interest expense	-	-	-	-	-		(881,355)	-	(881,355)	(881,355)
Change in FV of net trust assets, excluding REO	69	621,043	(106)		621,006	(1)	(571,688)	(38,208)	(609,896) (1)	11,110
Change in FV of long-term debt	-	-	-	-	-		-	-	-	-
Losses from REO – not at FV but at NRV	-	-	-	(6,798)	(6,798)	(1)	-	-	-	(6,798)

Total gains (losses) included in earnings	315	1,108,082	(106)	(6,798)	1,101,493		(1,453,043)	(38,208)	(1,491,251)	(389,758)
Adoption of ASU 2009-17	(298)	116,907	-	-	116,609		(110,618)	(9,013)	(119,631)	(3,022)
Transfers in and/or out of level 3
Purchases issuances and settlements	(185)	(879,436)	-	(42,858)	(922,479)		1,210,781	107,908	1,318,689	396,210

Recorded book value at 12/31/2010	$645	$6,011,675	$40	$92,708	$6,105,068		$(6,012,745)	$(65,916)	$(6,078,661)	$26,407

(1)
Represents non-interest income-net trust assets on the Company's consolidated statements of operations for the year ended December 31, 2010.

           The increase in fair value of securitized mortgage collateral resulted in gains of $621.0 million during the year ended December 31, 2010, offset by losses resulting from the $571.7 increase in the fair value of securitized mortgage borrowings within the Level 3 recurring fair value measurements table for the year ended December 31, 2010. For the year ended December 31, 2010, the valuation change of REO resulted in a loss of $6.8 million. Inclusive of losses from REO, trust assets reflect a net gain of $614.2 million as a result of gains from the increase in fair value of securitized mortgage collateral of $621.0 million offset by losses from REO of $6.8 million and losses from other trust assets of $37 thousand. Net losses on trust liabilities were $609.9 million as a result of losses from the increase in fair value of securitized mortgage borrowings and losses from other trust liabilities of $38.2 million. As a result non-interest income—net trust assets increased by $4.3 million during the year ended December 31, 2010.

           To understand the financial position of the Company better, we believe it is important to understand the composition of the Company's stockholders' equity (deficit) and to which component of the business it relates. At December 31, 2010, the equity (deficit) within our continuing and discontinued operations was comprised of the following significant assets and liabilities:

	Condensed Components of Stockholders' Equity (Deficit) As of December 31, 2010
	Continuing Operations	Discontinued Operations	Total
Cash	$11,506	$113	$11,619
Residual interests in securitizations	26,407	-	26,407
Note payable	(6,874)	-	(6,874)
Long-term debt ($71,120 par)	(11,728)	-	(11,728)
Repurchase reserve	-	(7,987)	(7,987)
Lease liability (1)	-	(2,226)	(2,226)
Deferred charge	13,144	-	13,144
Net other assets (liabilities)	7,922	(2,580)	5,342

Stockholders' equity (deficit)	$40,377	$(12,680)	$27,697

(1)
Guaranteed by IMH.

Continuing operations

           At December 31, 2010, cash within our continuing operations decreased to $11.5 million from $25.7 million at December 31, 2009. The primary sources of cash between periods were $56.4 million in fees generated from the mortgage and real estate fee-based businesses and $11.2 million from residual interests in securitizations. Offsetting the sources of cash were operating expenses totaling $61.4 million and $23.8 million in payments on the notes payable, net of proceeds received from issuance of structured debt agreement.

           Since our consolidated and unconsolidated securitization trusts are nonrecourse, we have netted trust assets and liabilities to present the Company's interest in these trusts more simply, which are considered our residual interests in securitizations. For unconsolidated securitizations our residual interests represent the fair value of investment securities available-for-sale. For consolidated securitizations, our residual interests are represented by the fair value of securitized mortgage collateral and real estate owned, offset by the fair value of securitized mortgage borrowings and net derivative liabilities. We receive cash flows from our residual interests in securitizations to the extent they are available after required distributions to bondholders and maintaining overcollateralization levels within the trusts. The estimated fair value of the residual interests, represented by the difference in the fair value of trust assets and trust liabilities, was $26.4 million at December 31, 2010, compared to $23.0 million at December 31, 2009.

           In November 2010, the Company entered into an $8.0 million structured debt agreement, secured by residual interests, to pay off the balance owed on the Credit Agreement with the last remaining warehouse lender from 2007. The payoff resulted in the full satisfaction of the note payable entered into by the Company on October 30, 2009 at a $1.3 million discount to the approximately $6.6 million outstanding balance. The new note payable entered into in November 2010 bears interest at a fixed rate of 10% per annum and is amortized in equal principal payments over 11 months and the balance at December 31, 2010 was $6.7 million. Refer to Note 14.—Notes Payable in the notes to the consolidated financial statements for a discussion of the structured debt agreement.

           At December 30, 2010, we had deferred charges of $13.1 million, which is amortized as a component of income tax expense in the consolidated statements of operations over the estimated life of the mortgages retained in the securitized mortgage collateral. The deferred charges represent the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH in prior years. This balance is recorded as required by GAAP and does not have any realizable cash value.

           Net other assets include $4.3 million in loans held-for-sale, $3.2 million in premises and equipment, $2.8 million in prepaid expenses, and $2.6 million in accounts receivable.

Discontinued operations

           The Company's most significant liabilities within discontinued liabilities at December 31, 2010 relate to its repurchase reserve and a lease liability associated with the former non-conforming mortgage operations.

           In previous years when our discontinued operations sold loans to investors, we were required to make normal and customary representations and warranties about the loans we had previously sold to investors. Our whole loan sale agreements generally required us to repurchase loans if we breached a representation or warranty given to the loan purchaser. In addition, we also could be required to repurchase loans as a result of borrower fraud or if a payment default occurs on a mortgage loan shortly after its sale. The repurchase reserve is an estimate of losses from expected repurchases, and is based, in part, on the recent settlement of claims. During 2010, consistent with other mortgage lenders, we received repurchase requests from Fannie Mae for loans funded primarily in 2007. At December 31, 2010, the repurchase reserve was $8.0 million as compared to $11.0 million at December 31, 2009.

           In connection with the discontinuation of our non-conforming mortgage, retail mortgage, warehouse lending and commercial operations, a significant amount of office space that was previously occupied is no longer being used by the Company. The Company has subleased a significant amount of this office space. At December 31, 2010, the Company had a liability of $2.2 million included within discontinued operations, representing the present value of the minimum lease payments over the remaining life of the lease, offset by the expected proceeds from sublet revenue related to this office space.

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

  •
  net realizable value of REO;

  •
  repurchase reserve; and

  •
  interest income and interest expense.

Fair Value of Financial Instruments

           Financial Accounting Standards Board—Accounting Standards Codification FASB ASC 820-10-35 defines fair value, establishes a framework for measuring fair value and outlines a fair value hierarchy based on the inputs to valuation techniques used to measure fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (also referred to as an exit price). Fair value measurements are categorized into a three-level hierarchy based on the extent to which the measurement relies on observable market inputs in measuring fair value. Level 1, which is the highest priority in the fair value hierarchy, is based on unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 is based on observable market-based inputs, other than quoted prices, in active markets for identical assets or liabilities. Level 3, which is the lowest priority in the fair value hierarchy, is based on unobservable inputs. Assets and liabilities are classified within this hierarchy in their entirety based on the lowest level of any input that is significant to the fair value measurement.

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

           As a result of the lack of observable market data resulting from inactive markets, the Company has classified its investment securities available-for-sale, securitized mortgage collateral and borrowings, net derivative liabilities, long-term debt, mortgage servicing rights, and call and put options as Level 3 fair value measurements. Level 3 assets and liabilities were 99% and 100%, respectively, of total assets and total liabilities measured at estimated fair value at December 31, 2010 and 2009. For a detailed discussion of the determination of fair value for individual financial instruments, see Note 2. Fair Value of Financial Instruments in the notes to the consolidated financial statements.

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

           Effective January 1, 2010, former QSPEs are evaluated for consolidation based on the provisions of FASB ASC 810-10-25, which eliminates the concept of a QSPE and changes the approach to determining a securitization trust's primary beneficiary. Refer to Note 1.—Recently Adopted Accounting Pronouncements in the notes to the consolidated financial statements for a discussion of the impact the new rules will have on the Company's consolidated balance sheets.

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

 Financial Condition and Results of Operations

Financial Condition

As of December 31, 2010 compared to December 31, 2009

	December 31,
			Increase (Decrease)	% Change
	2010	2009
Investment securities available-for-sale	$645	$813	$(168)	(21)%
Securitized mortgage collateral	6,011,675	5,666,122	345,553	6
Derivative assets	40	146	(106)	(73)
Real estate owned	92,708	142,364	(49,656)	(35)

Total trust assets	6,105,068	5,809,445	295,623	5
Assets of discontinued operations	373	4,480	(4,107)	(92)
Other assets	48,498	58,987	(10,489)	(18)

Total assets	$6,153,939	$5,872,912	$281,027	5%

Securitized mortgage borrowings	$6,012,745	$5,659,865	$352,880	6%
Derivative liabilities	65,916	126,603	(60,687)	(48)

Total trust liabilities	$6,078,661	$5,786,468	$292,193	5
Liabilities of discontinued operations	13,053	19,152	(6,099)	(32)
Other liabilities	34,528	51,799	(17,271)	(33)

Total liabilities	6,126,242	5,857,419	268,823	5
Total IMH stockholders' equity	26,396	15,433	10,963	71
Noncontrolling interest	1,301	60	1,241	2,068

Total equity	27,697	15,493	12,204	79

Total liabilities and stockholders' equity	$6,153,939	$5,872,912	$281,027	5%

           Total assets and total liabilities were $6.2 billion and $6.1 billion at December 31, 2010, respectively, as compared to $5.9 billion at December 31, 2009. The increase in total assets and liabilities are primarily attributable to increases in the Company's trust assets and trust liabilities as summarized below:

  •
  Securitized mortgage collateral increased $345.6 million during the year ended December 31, 2010. The increase in securitized mortgage collateral from $5.7 billion at December 31, 2009 to $6.0 billion at December 31, 2010 was primarily due to decreased loss assumptions for single-family collateral, reduction in investor yield requirements as discussed below, and the net consolidation of trust assets, partially offset by reductions in principal balances from defaults and principal payments during the period. For the year ended December 31, 2010, the balance increased due to increases in fair value of $1.1 billion and net consolidation of trust assets related to the adoption of ASU 2009-17 of $116.9 million, offset by reductions in principal balances (resulting from transfers to REO and principal paydowns) of $879.4 million.

  •
  REO within the Company's securitization trusts decreased $49.7 million to $92.7 million at December 31, 2010. Decreases in REO were due to liquidations of $194.8 million. Offsetting the decrease from liquidations were increases in REO from foreclosures of $150.0 million, $3.0 million in the net consolidation of trust assets related to the adoption of ASU 2009-17, and $7.9 million in additional impairment write-downs.

  •
  Securitized mortgage borrowings increased $352.9 million to $6.0 billion at December 31, 2010. The increase in securitized mortgage borrowings was primarily due to decreased loss assumptions for single-family collateral, reduction in investor yield requirements as discussed below, and the net consolidation of trust liabilities, offset by reductions in principal balances during the period. For the year ended December 31, 2010, the balance increased due to increases in fair value of $1.5 billion, net consolidation of trust liabilities related to the adoption of ASU 2009-17 of $110.6 million, offset by reductions in outstanding balances of $1.2 billion.

  •
  Derivative liabilities, net decreased $60.6 million to $65.9 million at December 31, 2010. The decrease is the result of $107.9 million in derivative cash payments from the securitization trusts, offset by a $38.3 million increase in fair value resulting from decreases in the forward LIBOR curve and the net consolidation of off balance sheet trusts related to the adoption of ASU 2009-17 of $9.0 million.

           Book value per common share was $(3.16) as of December 31, 2010, as compared to $(4.79) as of December 31, 2009 (inclusive of the remaining $52.3 million of liquidation preference on the Company's preferred stock).

           Since our consolidated and unconsolidated securitization trusts are nonrecourse to the Company, our economic risk is limited to our residual interests in these securitization trusts. Therefore, in the following table we have netted trust assets and trust liabilities to present these residual interests more simply. Our residual interests in securitizations are segregated between our single-family (SF) residential and multifamily (MF) residential portfolios and are represented by the difference between trust assets and trust liabilities. The following tables present the estimated fair value of our residual interests, including investment securities available for sale, by securitization vintage year and other related assumptions used to derive these values at December 31, 2010:

	Estimated Fair Value of Residual Interests by Vintage Year
Origination Year	SF	MF	Total
2002-2003 (1)	$11,887	$4,036	$15,923
2004	2,624	7,728	10,352
2005 (2)	-	132	132
2006 (2)	-	-	-
2007 (2)	-	-	-

Total	$14,511	$11,896	$26,407

Weighted avg. prepayment rate	7%	5%	7%
Weighted avg. discount rate	30%	20%	25%

(1)
2002-2003 vintage year includes CMO 2007-A, since the majority of the mortgages collateralized in this securitization were originated during this period.
(2)
The estimated fair values of residual interests in vintage years 2005 through 2007 is reflective of higher estimated future losses and investor yield requirements compared to earlier vintage years.

           The Company utilizes a number of assumptions to value securitized mortgage collateral, securitized mortgage borrowings and residual interests. These assumptions include estimated collateral default rates and loss severities (credit losses), collateral prepayment rates, forward interest rates and investor yields (discount rates). The Company uses the same collateral assumptions for securitized mortgage collateral and securitized mortgage borrowings as the collateral assumptions determine collateral cash flows which are used to pay interest and principal for securitized mortgage borrowings and excess spread, if any, to the residual interests. However, the Company uses different investor yield (discount rate) assumptions for securitized mortgage collateral and securitized mortgage borrowings and the discount rate used for residual interests based on underlying collateral characteristics, vintage year, assumed risk and market participant assumptions (see aforementioned discussion of methods used to estimate the fair value of the assets and liabilities within the securitization trusts in Long Term Mortgage Portfolio). The table below reflects the estimated future credit losses and investor yield requirements for trust assets by product (SF and MF) and securitization vintage:

	Estimated Future Losses (1)		Investor Yield Requirement (2)
	SF	MF	SF	MF
2002-2003	5%	1%	12%	11%
2004	13%	1%	11%	9%
2005	27%	4%	13%	11%
2006	36%	16%	20%	14%
2007	30%	10%	21%	8%

(1)
Estimated future losses derived by dividing future projected losses by unpaid principal balances at December 31, 2010.
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

           Cash flows from the Company's long-term mortgage portfolio are affected by the following market and operational risks:

  •
  liquidity risk;

  •
  interest rate risk;

  •
  credit risk; and

  •
  prepayment risk.

           Interest Rate Risk.    The Company's earnings from the long-term mortgage portfolio depend largely on our interest rate spread, represented by the relationship between the yield on our interest- earning assets (primarily investment securities available-for-sale and securitized mortgage collateral) and the cost of our interest-bearing liabilities (primarily securitized mortgage borrowings, long-term debt and note payable). Our interest rate spread is impacted by several factors, including general economic factors, forward interest rates and the credit quality of mortgage loans in the long-term mortgage portfolio.

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

           At December 31, 2010, derivative liabilities, net were $65.9 million and reflect the securitization trust's liability to pay third-party counterparties based on the estimated value to settle the derivative instruments. Cash payments on these derivative instruments are based on notional amounts that are decreasing over time. Excluding the effects of other factors such as portfolio delinquency and loss severities within the securitization trusts, as the notional amount of these derivative instruments decrease over time, payments to counterparties in the current interest rate environment are reduced, thereby potentially increasing cash flows on our residual interests in securitizations. Conversely, increases in interest rates from current levels could potentially reduce overall cash flows on our residual interests in securitizations. Since our consolidated and unconsolidated securitization trusts are nonrecourse to the Company, our economic risk is limited to our residual interests in these securitization trusts.

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

           We use the Mortgage Bankers Association (MBA) method to define delinquency as a contractually required payment being 30 or more days past due. We measure delinquencies from the date of the last payment due date in which a payment was received. Delinquencies for loans 60 days late or greater, foreclosures and delinquent bankruptcies were $2.4 billion or 21.3% as of December 31, 2010.

           The following table summarizes the unpaid principal balances of loans in our mortgage portfolio, included in securitized mortgage collateral, loans held-for-investment and loans held-for-sale for continuing and discontinued operations combined, that were 60 or more days delinquent (utilizing the MBA method) as of the periods indicated:

	December 31,
	2010	%	2009	%
Loans held-for-sale and investment (1)
60 - 89 days delinquent	$-	0.0%	$66	0.0%
90 or more days delinquent	1,121	0.0%	6,928	0.1%
Foreclosures (2)	1,020	0.0%	7,397	0.1%

Total 60+ days delinquent loans held-for-sale and investment	2,141	0.0%	14,391	0.1%

Long-term mortgage portfolio
60 - 89 days delinquent	$260,106	2.3%	$324,032	2.6%
90 or more days delinquent	734,459	6.5%	1,043,718	8.4%
Foreclosures (2)	1,062,362	9.4%	1,449,538	11.6%
Delinquent bankruptcies (3)	337,976	3.0%	302,314	2.4%

Total 60+ days delinquent long-term mortgage portfolio	2,394,903	21.3%	3,119,602	25.0%

Total 60 or more days delinquent	$2,397,044	21.3%	$3,133,993	25.1%

Total collateral	11,256,312	100%	12,492,493	100%

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

           The following table summarizes securitized mortgage collateral, loans held-for-investment, loans held-for-sale and real estate owned, that were non-performing for continuing and discontinued operations combined as of the dates indicated (excludes 60-89 days delinquent):

	December 31,
	2010	%	2009	%
90 or more days delinquent, foreclosures and delinquent bankruptcies	$2,136,938	19.0%	$2,809,895	22.5%
Real estate owned	92,780	0.8%	142,676	1.1%

Total non-performing assets	$2,229,718	19.8%	$2,952,571	23.6%

           Non-performing assets consist of non-performing loans (mortgages that are 90 days or more delinquent, including loans in foreclosure and delinquent bankruptcies) plus REO. It is our policy to place a mortgage on non-accrual status when it becomes 90 days delinquent and to reverse from revenue any accrued interest, except for interest income on securitized mortgage collateral when the scheduled payment is received from the servicer. The servicers are required to advance principal and interest on loans within the securitization trusts to the extent the advances are considered recoverable. As of December 31, 2010, non-performing assets (unpaid principal balance of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) as a percentage of the total collateral was 20%. At December 31, 2009, non-performing assets to total collateral was 24%. As of

December 31, 2010, the estimated fair value of non-performing assets (representing the fair value of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) was $657.5 million or 11% of total assets. At December 31, 2009, the estimated fair value of non-performing assets was $942.5 million or 16% of total assets.

           REO, which consists of residential real estate acquired in satisfaction of loans, is carried at the lower of cost or net realizable value less estimated selling costs. Adjustments to the loan carrying value required at the time of foreclosure are included in the change in the fair value of net trust assets. Changes in the Company's estimates of net realizable value subsequent to the time of foreclosure and through the time of ultimate disposition are recorded as gains or losses from real estate owned in the consolidated statements of operations. REO, for continuing and discontinued operations, at December 31, 2010 decreased $49.9 million or 35% from December 31, 2009, as a result of liquidations and a decrease in foreclosures.

           We realized gains on the sale of real estate owned in the amount $1.1 million for the year ended December 31, 2010, compared to a loss of $90.4 million for 2009. Additionally, for 2010, the Company recorded write-downs of the net realizable value of the REO in the amount of $7.9 million compared to write-downs of $127.8 million for 2009. These write-downs of the net realizable value reflect declines in value of the REO subsequent to foreclosure date.

           The following table presents the balances of the REO for continuing operations:

	December 31,
	2010	2009
REO	$122,279	$176,800
Impairment (1)	(29,499)	(34,080)

Ending balance	$92,780	$142,720

REO inside trusts	$92,708	$142,364
REO outside trusts (2)	72	356

Total	$92,780	$142,720

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

Results of Operations

Condensed Statements of Operations Data

	For the year ended December 31,
	2010	2009	Increase (Decrease)	% Change
Interest income	$985,150	$1,780,923	$(795,773)	(45)%
Interest expense	979,440	1,771,143	(791,703)	(45)

Net interest income	5,710	9,780	(4,070)	(42)
Total non-interest income	63,464	56,142	7,322	13
Total non-interest expense	(61,370)	(55,633)	(5,737)	(10)
Income tax expense	(205)	(2,017)	1,812	90

Net earnings from continuing operations	7,599	8,272	(673)	(8)
Earnings from discontinued operations, net	2,238	2,315	(77)	(3)

Net earnings	9,837	10,587	(750)	(7)
Net loss attributable to noncontrolling interest (1)	457	250	207	83

Net earnings attributable to IMH	$10,294	$10,837	$(543)	(5)

Earnings per share available to common stockholders – basic (2)	$1.33	$0.44	$0.88	197%

Earnings per share available to common stockholders – diluted (2)	$1.24	$0.44	$0.79	180%

(1)
The Company reports the portion of Experience 1, Inc. and AmeriHome Mortgage Corporation (both subsidiaries of IRES) that it does not own as noncontrolling interests.

(2)
As discussed in Note 12. to the consolidated financial statements, the difference between the carrying value of the tendered preferred stock ($106.1 million) and the amount paid for the shares ($1.3 million) was recognized as a decrease in retained deficit in 2009 and is reflected in the consolidated statements of changes in stockholders' equity (deficit) as a reclassification from additional paid in capital. Including the redemption, total basic and diluted earnings per share from continuing operations available to common stockholders were $14.18 and $13.97, respectively. However, because of the special nature of the preferred stock redemption (which the Company considers an infrequently occurring item), management believes that earnings per common share excluding such transaction are more meaningful from an operations standpoint.

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

	For the year ended December 31,
	2010			2009
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
ASSETS
Investment securities available-for-sale	$871	$246	28.24%	$1,317	$496	37.66%
Securitized mortgage collateral	6,099,394	984,857	16.15%	6,263,266	1,780,427	28.43%
Loans held-for-sale	1,938	47	2.43%	-	-	0.00%

Total interest-earning assets	$6,102,203	$985,150	16.14%	$6,264,583	$1,780,923	28.43%

LIABILITIES
Securitized mortgage borrowings	$6,079,342	$974,058	16.02%	$6,331,770	$1,767,555	27.92%
Long-term debt	10,882	4,480	41.17%	11,093	3,378	30.45%
Note payable	15,353	856	5.58%	-	-	0.00%
Warehouse borrowings	1,834	46	2.51%	5,719	210	3.67%

Total interest-bearing liabilities	$6,107,411	$979,440	16.04%	$6,348,582	$1,771,143	27.90%

Net Interest Spread (1)		$5,710	0.10%		$9,780	0.53%
Net Interest Margin (2)			0.09%			0.16%

(1)
Net interest spread is calculated by subtracting the weighted average yield on interest-bearing liabilities from the weighted average yield on interest-earning assets.

(2)
Net interest margin is calculated by dividing net interest spread by total average interest-earning assets.

For the year ended December 31, 2010 compared to the year ended December 31, 2009

           Net interest income spread decreased $4.1 million for the year ended December 31, 2010 to $5.7 million from $9.8 million for the comparable 2009 period. The decrease in net interest spread was primarily attributable to overall declines in yields and balances between periods and the resulting decrease in net interest income on securitized mortgage collateral and securitized mortgage borrowings, as well as an increase in interest expense incurred on the note payable of $856 thousand for the year ended December 31, 2010 as compared to none for the comparable 2009 period. As a result, net interest margin decreased from 0.16% for the year ended December 31, 2009 to 0.09% for the year ended December 31, 2010.

           During the year ended December 31, 2010, the yield on interest-earning assets decreased to 16.14% from 28.43% in the comparable 2009 period. The yield on interest-bearing liabilities decreased to 16.04% for the year ended December 31, 2010 from 27.90% for the comparable 2009 period. In connection with the fair value accounting for investment securities available-for-sale and securitized mortgage collateral and borrowings, interest income and interest expense is recognized using effective yields based on estimated fair values for these instruments. The decrease in yield for securitized mortgage collateral and securitized mortgage borrowings is primarily related to the adoption of FASB ASC 820-10-65-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly," during the second quarter of 2009. The fair value of the securitized mortgage collateral and securitized mortgage borrowings increased and the yields decreased as a result of the adoption which clarified the use of quoted prices in determining fair value in markets that are inactive, thus moderating the need to use distressed prices in valuing financial assets and liabilities in illiquid markets as the Company had used in prior periods. Furthermore, bond prices received from pricing services and other market participants have increased over the past few quarters as investor's demand for mortgage-backed securities has increased. This has resulted in an increase in fair value for both securitized mortgage collateral and securitized mortgage borrowings. These increases in fair value have decreased the effective yields used for purposes of recognizing interest income and interest expense on these instruments.

Non-Interest Income

For the year ended December 31, 2010 compared to the year ended December 31, 2009

	For the year ended December 31,
	2010	2009	Increase (Decrease)	% Change
Change in fair value of net trust assets, excluding REO	$11,110	$231,162	$(220,052)	(95)%
Losses from REO	(6,798)	(218,157)	211,359	97

Non-interest income – net trust assets	4,312	13,005	(8,693)	(67)
Change in fair value of long-term debt	689	765	(76)	(10)
Mortgage and real estate services fees	56,405	42,276	14,129	33
Other	2,058	96	1,962	2044

Total non-interest income	$63,464	$56,142	$7,322	13%

           Non-interest income—net trust assets.    Since our consolidated and unconsolidated securitization trusts are nonrecourse to the Company, our economic risk is limited to our residual interests in these securitization trusts. To better understand the economics on our residual interests in securitizations, it is necessary to consider the net effect of changes in fair value of net trust assets and losses from real estate owned. All estimated future losses are included in the estimate of the fair value of securitized mortgage collateral and REO. Losses on REO are reported separately in the consolidated statement of operations as REO is a nonfinancial asset which is the only component of trust assets and liabilities that is not recorded at fair value. Therefore, REO value at the time of sale or losses from further write-downs are recorded separately in the Company's consolidated statement of operations. The net effect of changes in value related to our investment in all trust assets and liabilities is shown as non-interest income—net trust assets, which includes losses from REO. Non-interest income related to our net trust assets (residual interests in securitizations) was $4.3 million for the year ended December 31, 2010, compared to $13.0 million in the comparable 2009 period. The $4.3 million in non-interest income—net trust assets was primarily attributable to increased expected net interest spread as a result of decreased loss assumptions for single-family collateral and investor yield requirements during the year ended December 31, 2010. The $13.0 million gain on net trust assets was primarily attributable to the adoption of FASB ASC 820-10-65-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly," during the second quarter of 2009, which resulted in an increase to the fair value of net trust assets before REO losses. The individual components of the non-interest income from net trust assets are discussed below:

           Change in fair value of net trust assets, excluding REO.    For the year ended December 31, 2010, the Company recognized an $11.1 million gain from the change in fair value of net trust assets, excluding REO. The net gain recognized during the period was comprised of gains resulting from the increase in fair value of investment securities-for-sale and securitized mortgage collateral of $69 thousand and $621.0 million, respectively. Offsetting these gains were losses resulting from increases in the fair value of securitized mortgage borrowings and net derivative liabilities of $571.7 million and $38.3 million, respectively.

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

           Losses from REO.    Losses from REO were $6.8 million for the year ended December 31, 2010. This loss was comprised of $7.9 million in additional impairment write-downs during the period partially offset by $1.1 million in gain on sale of REO. During the year ended December 31, 2010, additional impairment write-downs were attributable to higher expected loss severities on properties held during the period as compared to previously reserved. The gain is attributable to mortgage insurance recovery collected in the period as a result of our increased loss mitigation efforts of our portfolio.

           Losses from REO were $218.2 million for the year ended December 31, 2009. This loss was comprised of a $90.4 million loss on sale of REO, coupled with $127.8 million in additional impairment write- downs during the period. During 2009, loss severities resulting from liquidations in areas where we have high concentration of foreclosed properties (such as California and Florida) have continued to increase significantly over the previous year as a result of deterioration in the U.S. economy and real estate markets. The declines in housing prices have resulted in liquidations of foreclosed assets at prices below expected levels as well as additional impairment write-downs of REO since foreclosure.

           Change in the fair value of long-term debt.    Change in the fair value of long-term debt was a gain of $689 thousand for the year ended December 31, 2010, compared to a gain of $765 thousand for the comparable 2009 period as a result of the reduction in the estimated fair value of long-term debt. Long-term debt (consisting of trust preferred securities and junior subordinated notes) is measured based upon an analysis prepared by the Company, which considers the Company's own credit risk, including consideration of settlements with trust preferred debt holders and discounted cash flow analyses.

           Mortgage and real estate services fees.    Revenues generated from these businesses are primarily from the Company's long-term mortgage portfolio. For the year ended December 31, 2010, mortgage and real estate services fees were $56.4 million compared to $42.3 million in fees in the comparable 2009 period. The mortgage and real estate services fees of $56.4 million for the year ended December 31, 2010, was primarily comprised of $22.1 million in monitoring, surveillance and recovery fees, $16.8 million in title and escrow fees, $11.7 million in loan modification fees, and $5.8 million in servicing income. The $14.1 million increase in mortgage and real estate services fees was comprised of increases in monitoring, surveillance and recovery fees and title and escrow fees of $13.0 million and $8.2 million, respectively. Offsetting these increases were reductions in loan modification fees and servicing income of $5.8 million and $1.3 million, respectively.

Non-Interest Expense

For the year ended December 31, 2010 compared to the year ended December 31, 2009

	For the year ended December 31,
	2010	2009	Increase (Decrease)	% Change
Personnel expense	$42,272	$35,688	$6,584	18%
General, administrative and other	10,406	10,338	68	1
Occupancy expense	4,155	4,234	(79)	(2)
Legal and professional expense	2,291	3,207	(916)	(29)
Data processing expense	2,246	2,166	80	4

Total non-interest expense	$61,370	$55,633	$5,737	10%

           Total non-interest expense was $61.4 million for the year ended December 31, 2010, compared to $55.6 million for the comparable period of 2009. The $5.7 million increase in non-interest expense was attributable to a $6.6 million increase in personnel expense over the previous period as a result of increases in personnel and related costs associated with the growth of our mortgage and real estate fee-based business activities, which was partially offset by a decrease in personnel costs associated with the long-term mortgage portfolio.

Income Taxes

           In accordance with FASB ASC 810-10-45-8, the Company records a deferred charge representing the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH in prior years. The deferred charge is included in other assets in the consolidated balance sheets and is amortized as a component of income tax expense in the consolidated statements of operations over the estimated life of the mortgages retained in the securitized mortgage collateral. The Company recorded a tax provision of $205 thousand and $2.0 million for the years ended December 31, 2010 and 2009, respectively. The provision is the result of state income tax expense for the year ended December 31, 2010. For the year ended December 31, 2009, the net provision is the result of the amount of the deferred charge amortized and/or impaired resulting from credit losses, which does not result in any tax liability to be paid.

Results of Operations by Business Segment

Mortgage and Real Estate Services

For the year ended December 31, 2010 compared to the year ended December 31, 2009

           During 2009, the Company initiated various mortgage and real estate fee-based business activities, including loan modifications, real estate disposition, monitoring and surveillance services, real estate brokerage, mortgage lending and title and escrow services. Although the Company intends to generate more fees by providing these services to third parties in the marketplace, the revenues from these businesses have primarily been generated from the Company's long-term mortgage portfolio. Despite our efforts to expand these services, we have encountered challenges in selling these services to third-parties.

Condensed Statements of Operations Data

	For the year ended December 31,
	2010	2009	Increase (Decrease)	% Change
Net interest income	$19	$12	$7	58%
Mortgage and real estate services fees	56,405	42,276	14,129	33
Other non-interest income	890	117	773	661

Total non-interest income	57,295	42,393	14,902	35
Personnel expense	(35,258)	(23,099)	(12,159)	(53)
Non-interest expense and income taxes	(8,650)	(6,707)	(1,943)	(29)

Net earnings	$13,406	$12,599	$807	6%

           For the year ended December 31, 2010, mortgage and real estate services fees, which primarily include loan modification fees and monitoring and surveillance services fees, were $56.4 million compared to $42.3 million in monitoring fees in the comparable 2009 period. The $14.1 million increase in mortgage and real estate services fees was comprised of increases in real estate services and recovery fees and title and escrow fees of $11.9 million and $9.2 million, respectively. Offsetting these increases were reduction in loan modification fees and portfolio service fees of $5.8 million and $1.3 million, respectively.

           For the year ended December 31, 2010, personnel expense increased $12.2 million to $35.3 million as a result of increases in personnel and related costs associated with the growth of our mortgage and real estate fee-based business activities.

           For the year ended December 31, 2010, non-interest expense and income taxes increased $1.9 million to $8.7 million. The increase is primarily related to increased business promotion and marketing expense and increased occupancy expenses associated with the mortgage and real estate fee-based business activities.

           Refer to Note 7. "Segment Reporting" in the notes to consolidated financial statements for financial results of the continuing operating segments and see Item 1. "Summary of Market Conditions and Liquidity, Business and Financial Statement Presentation including Significant Accounting Policies" for additional information regarding the operating structure.

Long-Term Portfolio

For the year ended December 31, 2010 compared to the year ended December 31, 2009

	For the year ended December 31,
	2010	2009	Increase (Decrease)	% Change
Net interest income	$5,691	$9,768	$(4,077)	(42)%
Change in fair value of net trust assets, excluding REO	11,110	231,162	(220,052)	(95)
Losses from real estate owned	(6,798)	(218,157)	211,359	97

Non-interest income- net trust assets	4,312	13,005	(8,693)	(67)
Change in fair value of long-term debt	689	765	(76)	(10)
Other non-interest income	1,168	(21)	1,189	5662

Total non-interest income	6,169	13,749	(7,580)	(55)
Personnel expense	(7,015)	(12,589)	5,574	44
Non-interest expense and income taxes	(10,652)	(15,255)	4,603	30

Net loss	$(5,807)	$(4,327)	$(1,480)	(34)%

           Net loss for the long-term portfolio was a loss of $5.8 million for the year ended December 31, 2010, compared to a loss of $4.3 million for the comparable period of 2009. This decrease in net earnings is primarily attributable to a $8.7 million decrease in non-interest income-net trust assets and a $4.1 million decrease in net interest income, offset by a $5.6 million reduction in personnel expense and a $4.6 million reduction in non-interest expense and income taxes.

           The decrease in the fair value of net trust assets was primarily the result of the adoption of FASB ASC 820-10-65-4 during the second quarter of 2009. This clarified the use of quoted prices in determining fair values in markets that are inactive, thus moderating the need to use distressed prices in valuing financial assets and liabilities in illiquid markets as the Company used in prior periods. The Company recorded a significant increase in the fair value of net trust assets as a result of the adoption of FASB ASC 820-10-65-4 during June of 2009. For the year ended December 31, 2010, the Company recognized a $11.1 million gain from the change in fair value of net trust assets, excluding REO. The net gain recognized during the period was comprised of gains resulting from the increase in fair value of investment securities-for-sale and securitized mortgage collateral of $69 thousand and $621.0 million, respectively. Offsetting these gains were losses resulting from increases in the fair value of securitized mortgage borrowings and net derivative liabilities of $571.7 million and $38.3 million, respectively. Losses from REO were $6.8 million for the year ended December 31, 2010. This loss was comprised of $7.9 million in additional impairment write-downs during the period partially offset by $1.1 million in gain on sale of REO. During the year ended December 31, 2010, additional impairment write-downs were attributable to higher expected loss severities on properties held during the period as compared to previously reserved. The gain is attributable to mortgage insurance recovery collected in the period as a result of our increased loss mitigation efforts of our portfolio.

           Personnel expense decreased $5.6 million during the year ended December 31, 2010 as a result of reduced personnel associated with the long-term portfolio segment of the Company.

           Non-interest expense and income taxes decreased $4.6 million. The decrease is attributable to a $2.0 million reduction in income tax expense, $1.0 million reduction in legal and professional fees as well as a $1.3 million decrease in general and administrative expenses. The reduction in income tax expense is the result of $2.0 million of the deferred charge amortized and/or impaired in 2009 resulting from credit losses as compared to none in 2010.

Discontinued Operations

For the year ended December 31, 2010 compared to the year ended December 31, 2009

Condensed Statements of Operations Data

	For the year ended December 31,
	2010	2009	Increase (Decrease)	% Change
Net interest income (expense)	$61	$(351)	$412	117%
Gain (loss) on sale of loans	153	(5,739)	5,892	103
Provision for repurchases	(2,685)	(647)	(2,038)	(315)
Other non-interest income	3,236	(2,144)	5,380	251

Total non-interest income	704	(8,530)	9,234	108
Personnel expense	939	(546)	1,485	272
Non-interest expense and income taxes	534	11,742	(11,208)	(95)

Net earnings	$2,238	$2,315	$(77)	(3)%

           Gain (loss) on sale of loans increased $5.9 million to a gain of $153 thousand for the year ended December 31, 2010 as compared to a loss of $5.7 million in the comparable period in 2009. The decrease in loss on sale of loans was the result of reductions in lower of cost or market adjustments against loans held-for-sale between periods resulting from the Settlement Agreement in October 2009 with its reverse repurchase facility lender which removed further exposure associated with the loans held for sale that secured the line.

           Provision for repurchases increased $2.0 million to $2.7 million for the year ended December 31, 2010, compared to $647 thousand for the same period in 2009. The $2.0 million increase is the result of settlements reached with whole-loan investors during 2009, coupled with increases in estimated repurchase obligations during 2010. During the third quarter, consistent with other mortgage lenders, we received repurchase requests from Fannie Mae for loans funded primarily in 2007 resulting in an increase in our repurchase reserve to $8.0 million at December 31, 2010.

           The $5.4 million increase in other non-interest income is primarily the result of gains of $2.3 million on sales of REO properties not in trusts and recovery of REO write-downs during the year ended December 31, 2010 as compared to loss on sale of REO and write-downs of REO totaling $2.6 million for the comparable period in 2009.

           Non-interest expense and income taxes decreased $11.2 million between periods primarily due to a Federal tax refund in the amount of $8.9 million, including interest, as a result of an election to carryback net operating losses five years pursuant to 2009 Federal legislation, The Worker, Homeownership, and Business Assistance Act of 2009.

           When the Company discontinued operations in 2007, it recorded a lease liability for unused space, but as we have sublet the unused space, the lease liability has decreased. As a result, for the year ended December 31, 2009 the Company recorded income of $2.5 million related to a reduction in estimated lease liabilities as a result of changes in our expected minimum future lease payments in non-interest expense and income taxes within discontinued operations.

           Refer to Note 19. "Discontinued Operations" in the notes to consolidated financial statements for financial results of the discontinued operating segments and see Item 1. "Summary of Market

Conditions and Liquidity, Business and Financial Statement Presentation including Significant Accounting Policies" for additional information regarding the operating structure.

Liquidity and Capital Resources

           Our results of operations and liquidity are materially affected by conditions in the markets for mortgages and mortgage-related assets, as well as the broader financial markets and the general economy. Concerns over economic recession, geopolitical issues, unemployment, the availability and cost of financing, the mortgage market and a declining real estate market contributed to increased volatility and diminished expectations for the economy and markets. As a result of these conditions, the financial and mortgage industries suffered severe losses and several major market participants failed or have been impaired, resulting in a significant contraction in market liquidity. This illiquidity negatively affected both the terms and availability of financing for all mortgage-related assets. Due to this unprecedented volatility in the marketplace, it has become difficult to anticipate market conditions and therefore meet our liquidity objectives. If these conditions persist, institutions from which we seek financing for our investments may tighten their lending standards or become insolvent, which could make it more difficult for us to obtain financing on favorable terms or at all. Our profitability may be adversely affected if we are unable to obtain cost-effective financing.

           We believe that current cash balances, cash flows from mortgage and real estate services fees generated from our long-term mortgage portfolio, and residual interest cash flows from our long-term mortgage portfolio are adequate for our current operating needs. However, we believe the mortgage and real estate services market is volatile and highly competitive. Competition for loss mitigation servicing, loan modification services, title and escrow services, and other portfolio services has intensified in the past year due to the unprecedented difficult mortgage environment and severe credit tightening, coupled with the continuing recessionary economy, which has been evidenced by increasing delinquencies and defaults, eroding real estate values and government mandated modification programs. This difficult mortgage environment has led to an increase in competitors who have recently entered or have established businesses delivering similar services. Our competitors include mega mortgage servicers, established subprime loan servicers, and newer entrants to the specialty servicing and recovery collections business. The Company's efforts to market its ability to provide mortgage and real estate services for others is more difficult than many of our competitors because we have not historically provided such services to unrelated third parties, and we are not a rated primary or special servicer of residential mortgage loans as designated by a rating agency. Additionally, performance of the long-term mortgage portfolio is subject to the continued deterioration in the real estate market and current economic conditions. Cash flows from our residual interests in securitizations are sensitive to delinquencies, defaults and credit losses associated with the securitized loans. Losses in excess of current estimates will reduce the residual interest cash receipts from our long-term mortgage portfolio.

           In response to these unprecedented market conditions and efforts to improve liquidity, the Company has taken the following steps:

  •
  from December 2008 through December 2009, we purchased and canceled $36.5 million and exchanged $51.3 million in outstanding trust preferred securities to reduce annual interest expense obligations from $7.8 million to approximately $2.0 million;

  •
  in June 2009, we completed the Offer to Purchase and Consent Solicitation for which the Company repurchased the majority of its preferred stock and eliminated its annual preferred dividend obligation of $14.9 million;

  •
  in October 2009, we restructured and entered into a settlement agreement with the remaining reverse repurchase facility lender to remove any further exposure associated with the facility or the loans securing the facility;

  •
  in November 2010, we entered into an $8.0 million structured debt agreement (note payable) using seven of the Company's subordinate residuals to pay off the balance owed on its note payable to the last remaining warehouse bank from 2007. The payoff resulted in the full satisfaction of the Credit Agreement entered into by the Company on October 30, 2009 at a $1.3 million discount to the approximately $6.6 million outstanding balance. This also resulted in the termination of all covenants, conditions and restrictions associated with that agreement;

  •
  during 2009, we created an integrated services platform to provide solutions to the mortgage and real estate markets. We initiated various mortgage and real estate fee-based business activities, including loan modifications, real estate disposition, monitoring and surveillance services, real estate brokerage and lending services and title and escrow services; and

  •
  in October 2010, we completed the acquisition of 51% of AmeriHome Mortgage Corporation (AmeriHome) which is an approved seller/servicer for Fannie Mae, Freddie Mac and HUD, in addition to being an approved Ginnie Mae issuer. The Company has an option to purchase up to 90% of AmeriHome, exercisable anytime from January 1, 2011 to December 31, 2013.

           While the Company continues to pay its obligations as they become due, the ability of the Company to continue is dependent upon many factors, particularly the Company's ability to successfully compete and grow the mortgage and real estate fee-based business activities and realize the value of its long-term mortgage portfolio. There can be no assurance of the Company's ability to do so.

           During 2010, our operating businesses were primarily funded as follows:

  •
  cash flows from our mortgage and real estate fee-based business activities; and

  •
  cash flows from our long-term mortgage portfolio (residual interests in securitizations).

           The Company primarily used available funds as follows:

  •
  monthly interest and principal payments on the structured debt agreement under the terms of the Indenture;

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

Sources of Liquidity

           Fees from our mortgage and real estate service business activities.    The Company earns fees from various mortgage and real estate fee-based business activities, including loss mitigation, real estate disposition, monitoring and surveillance services, real estate brokerage and lending services and title and escrow services. The Company provides services to investors, servicers and individual borrowers primarily by focusing on loss mitigation and performance of our long-term mortgage portfolio. Additionally, the Company acts as the master servicer for mortgages included in our CMO and REMIC securitizations. The master servicing fees we earn are generally 0.03 percent per annum (3 basis points) on the declining principal balances of these mortgages plus interest income on cash held in custodial accounts until remitted to investors, less any interest shortfall. However, due to the decline in interest rates, the interest income earned on cash held in custodial accounts has declined significantly.

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

  •
  unpaid interest shortfall;

  •
  basis risk shortfall; and

  •
  bond write-downs reinstated.

           The Company transferred seven residual interests into a bankruptcy remote trust to secure the Note Payable. The Note Payable is to be repaid (including interest) from the monthly cash flows of the seven residual interests. Any excess cash flows are held by the trust to cover any monthly shortfalls from the residual interests. If the excess cash flows reach an amount equal to the balance on the Note Payable, the Company has the option to pay off the Note Payable and take title back on the residual interests. Subsequent to the repayment of the Note Payable, the Company will receive the cash flows from the residual interests.

Uses of Liquidity

           Credit Agreement.    In October 2009, the Company entered into a Credit Agreement with its remaining reverse repurchase facility lender for a $33.9 million term loan. The borrowing under the Credit Agreement, which was to be paid over 18 months had an interest rate of one-month LIBOR plus 350 basis points and required a monthly principal and interest payment of $1.5 million. A $10.0 million principal payment was due and paid in April 2010 as part of the Credit Agreement. In November 2010, the Credit Agreement was paid off at a $1.3 million discount to the approximately $6.6 million outstanding balance from proceeds received on the $8.0 million structured debt agreement using seven of the Company's subordinate residual interests. This also resulted in the termination of all covenants, conditions and restrictions associated with that agreement. The Credit Agreement was fully satisfied in November 2010 as more fully described below.

           Structured Debt Agreement (Note Payable).    In November 2010, the Company entered into an $8.0 million structured debt agreement using seven of the Company's subordinate residuals to pay off the balance owed on its note payable to the last remaining warehouse bank from 2007. The Company received net proceeds of $7.4 million. The $8.0 million debt is evidenced by an Indenture with Deutsche Bank National Trust Company, as trustee. The debt bears interest at a fixed rate of 10% per annum and is amortized in equal principal payments over 11 months with all distributions from the underlying residuals being used to make the monthly payments. If the cumulative residual payments are not sufficient to pay the required monthly principal and interest the Company would be required to pay the difference to avoid the transfer of the residuals and the rights to the associated future cash flows to the note holder. Any excess cash flows from the residuals are included in a reserve account, which is available to cover future shortfalls. The $8.0 million borrowing was recorded as a note payable in the accompanying consolidated balance sheets and is current as to principal and interest payments as of December 31, 2010.

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

           The reserve totaled approximately $8.0 million at December 31, 2010, compared to $11.0 million at December 31, 2009. In determining the adequacy of the reserve for mortgage repurchases, management considers such factors as specific requests for repurchase, known problem loans, underlying collateral values, recent sales activity of similar loans, historical experience, recent settlement experience, current settlement negotiations, current market conditions and other appropriate information. During 2010, the Company recorded a provision for repurchase losses of $2.7 million included in the net earnings from discontinued operations.

           Financing.    The Company has obtained warehouse financing and any decision to provide financing to us in the future will depend upon a number of factors, including:

  •
  our compliance with the terms of existing warehouse lines and credit arrangements, including any financial covenants;

  •
  the ability to obtain waivers upon any noncompliance;

  •
  our financial performance;

  •
  industry and market trends in our various businesses;

  •
  the general availability of, and rates applicable to, financing and investments;

  •
  our lenders or investors resources and policies concerning loans and investments; and

  •
  the relative attractiveness of alternative investment or lending opportunities.

           Warehouse Lines.    In June 2010 and December 2010, the Company, through IRES and its subsidiaries, entered into Master Repurchase Agreements with regional banks providing $10 million and $25 million warehouse facilities, respectively. Both warehouse facilities mature in June 2011 and are secured by and used to fund conforming single-family residential mortgage loans that are held for sale.

           Additionally, In October 2010, as part of the acquisition of AmeriHome, the Company, through its subsidiaries, assumed a Master Repurchase Agreement with a regional bank providing a $3.5 million warehouse facility. The warehouse facility is secured by and is used to fund conforming single-family residential mortgage loans that are held for sale. The agreement expired January 2011, however, in March 2011, the warehouse facility was increased to $10 million and the maturity date was extended to January 2012, as described further in Note. 19.—Subsequent Events.

           Operating activities.    Net cash provided by operating activities was $271.6 million for 2010 as compared to $388.6 million for 2009. During 2010, the primary sources of cash in operating activities were cash received from fees generated by our mortgage and real estate service business activities and excess cash flows from our residual interests in securitizations. During 2009, the primary sources of cash in operating activities were cash received from fees generated by our mortgage and real estate service business activities, cash received from excess cash flows from our residual interests in securitizations, and income tax refunds received from the carryback of net operating losses to prior years.

           Investing activities.    Net cash provided by investing activities was $943.7 million for 2010 as compared to $1.6 billion for 2009. For 2010 and 2009, the primary source of cash from investing activities was provided by principal repayments on our securitized mortgage collateral and proceeds from the liquidation of REO.

           Financing activities.    Net cash used in financing activities was $1.2 billion for 2010 as compared to $2.0 billion for 2009. For 2010, net cash used in financing activities was primarily for principal repayments on securitized mortgage borrowings and principal repayments of notes payable, partially offset by net borrowings under warehouse agreements. For 2009, net cash used in financing activities was primarily for principal repayments on securitized mortgage borrowings. Additionally, as a result of restructuring the Company's balance sheet to reduce its debt burden, cash was used for the purchase and cancellation of trust preferred securities, repurchase preferred stock and pay accumulated but unpaid dividends associated with the Offer to Purchase, principal repayments for the former reverse repurchase line, and a cash payment under the Settlement Agreement to settle the reverse repurchase line.

           Inflation.    The consolidated financial statements and corresponding notes to the consolidated financial statements have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased costs of our operations during 2010 and 2009. Unlike industrial companies, nearly all of our assets and liabilities are monetary in nature. As a result, interest rates have a greater effect on our performance than do the effects of general levels of inflation. Inflation affects our operations primarily through its effect on interest rates, since interest rates normally increase during periods of high inflation and decrease during periods of low inflation.

Off Balance Sheet Arrangements

           When we sell or broker loans through whole-loan sales, we are required to make normal and customary representations and warranties to the loan originators or purchasers, including guarantees against early payment defaults typically 90 days, and fraudulent misrepresentations by the borrowers. Our agreements generally require us to repurchase loans if we breach a representation or warranty given to the loan purchaser. In addition, we may be required to repurchase loans as a result of borrower fraud or if a payment default occurs on a mortgage loan shortly after its sale. Because the loans are no longer on our balance sheet, the recourse component is considered a guarantee. During 2010, we sold $17.4 million and brokered $20.1 million of loans with recourse compared to $2.5 million and $6.0 million in 2009. We maintained an $8.0 million reserve related to these and other guarantees as of December 31, 2010 compared to a reserve of $11.0 million as December 31, 2009. During 2010 we paid $5.7 million to settle repurchase demands on loans previously sold to third parties as compared to $1.1 million to settle or repurchase loans during 2009.

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

           The Company's management, with the participation of its chief executive officer (CEO) and its chief financial officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. Based on that evaluation, the Company's chief executive officer and chief financial officer concluded that, as of that date, the Company's disclosure controls and procedures were effective at a reasonable assurance level.

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

           As of December 31, 2010, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2010.

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

Changes in Internal Control Over Financial Reporting

           During the quarter ended December 31, 2010, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Impac Mortgage Holdings, Inc.

           We have audited Impac Mortgage Holdings, Inc.'s (the Company) internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Impac Mortgage Holdings, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

           In our opinion, Impac Mortgage Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010 based on the COSO criteria.

           We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Impac Mortgage Holdings, Inc. and subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended, and our report dated March 31, 2011 expressed an unqualified opinion thereon.

/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

Newport Beach, California
March 31, 2011

ITEM 9B. OTHER INFORMATION

           In October 2010, as part of the acquisition of AmeriHome Mortgage Corporation (see Note 18. Business Combination), the Company, through its subsidiaries, assumed a Master Repurchase Agreement with a regional bank providing a $3.5 million warehouse facility. The warehouse facility is used to fund and is secured by conforming single family residential mortgage loans that are held for sale. The agreement expires January 2011. The rate range is the greater of the loan note rate or 4.50%. Under the terms of the warehouse facility, IRES and its subsidiaries are required to maintain various financial and other covenants. At December 31, 2010, the Company was in compliance with these financial covenants. In March 2011, the warehouse facility was increased to $10 million and the maturity extended to January 2012, as described further in Note 19. Subsequent Events.

           On December 3, 2010, the Company, through IRES and its subsidiaries, entered into a Master Repurchase Agreement with New Century Bank providing a $25 million warehouse facility. The Company and IRES also provided guaranties. The warehouse facility is used to fund and is secured by conforming single family residential mortgage loans that are held for sale. The agreement expires June 2011. The rate is one month LIBOR plus 4.00%, increasing to up to 6.00% if the loans are held up to 60 days, with a floor of 4.75%. Under the terms of the warehouse facility, IRES and its subsidiaries are required to maintain various financial and other covenants, including minimum tangible net worth of $4.8 million and $2.4 million of Excel and AmeriHome respectively. At December 31, 2010, the Company was in compliance with these financial covenants.

           In October 2010, Excel Mortgage Servicing, Inc., a wholly-owned subsidiary of IRES, completed the acquisition of 51% of AmeriHome Mortgage Corporation (AmeriHome) whereby the Company made a $1.1 million cash payment to AmeriHome and entered into a note payable for $720,000. As part of the transaction, the Company was granted an option to purchase an additional 39% of AmeriHome beginning January 1, 2011 for 1.5 times 39% of the lesser of $5 million or Issuer's Book Value (IBV) of AmeriHome plus $550,000 in cash (see call option in Note 2. Fair Value of Financial Instruments). This option has a three-year term. In addition the founder of AmeriHome has a put option to sell his remaining 49% ownership beginning January 1, 2014 to the Company for the lesser of $5 million or IBV (see put option in Note 2. Fair Value of Financial Instruments). The IBV of AmeriHome was approximately $2.3 million at the time the Company purchased its 51% ownership interest.

           Effective December 1, 2010, the Company adopted the Non-Employee Director Deferred Stock Unit Award Program (the "DSU Program"). The DSU Program provides for the grant of deferred stock units ("DSUs") to non-employee directors pursuant to the 2010 Omnibus Incentive Plan. Each DSU grant vests in three (3) substantially equal annual installments, commencing with the first anniversary of the date of grant, subject to the director's continued service on the board of director. Upon vesting, the DSUs continue to be held in the director's stock account until payment becomes due. In the event a director is no longer a member of the board of directors prior to vesting, all DSUs that remain unvested terminate and are forfeited. Dividends and other distributions on DSUs are credited to the director's stock account as if such DSUs were actual shares of common stock issued and outstanding. No interest is credited on stock amounts. Dividends and distributions are converted, based on fair market value of the common stock, into DSUs and credited to the director's stock account. The board may, in its sole discretion, waive vesting and forfeiture of DSUs. In the event a change in control, all outstanding DSUs are deemed fully vested. Directors receive a distribution of stock within thirty (30) days after the date the director no longer serves on the board. The distribution will consist of one share of common stock for each DSU. Any shares of common stock issued are deemed issued under the 2010 Omnibus Incentive Plan.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

           The information required by this Item 10 is hereby incorporated by reference to Impac Mortgage Holdings, Inc.'s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of Impac Mortgage Holdings, Inc.'s 2010 fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

           The information required by this Item 11 is hereby incorporated by reference to Impac Mortgage Holdings, Inc.'s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of Impac Mortgage Holdings, Inc.'s 2010 fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

           The information required by this Item 12 including Equity Compensation Plan Information is hereby incorporated by reference to Impac Mortgage Holdings, Inc.'s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of Impac Mortgage Holdings, Inc.'s 2010 fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

           The information required by this Item 13 is hereby incorporated by reference to Impac Mortgage Holdings, Inc.'s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of Impac Mortgage Holdings, Inc.'s 2010 fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

           The information required by this Item 14 is hereby incorporated by reference to Impac Mortgage Holdings, Inc.'s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of Impac Mortgage Holdings, Inc.'s 2010 fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits

           The exhibits listed on the accompanying Exhibit Index are incorporated by reference into this Item 15 of this Annual Report on Form 10-K.

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on the 31st day of March 2011.

IMPAC MORTGAGE HOLDINGS, INC.
by	/s/ JOSEPH R. TOMKINSON Joseph R. Tomkinson Chairman of the Board and Chief Executive Officer

           Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH R. TOMKINSON Joseph R. Tomkinson	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2011
/s/ WILLIAM S. ASHMORE William S. Ashmore	President and Director	March 31, 2011
/s/ TODD R. TAYLOR Todd R. Taylor	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2011
/s/ JAMES WALSH James Walsh	Director	March 31, 2011
/s/ FRANK P. FILIPPS Frank P. Filipps	Director	March 31, 2011
/s/ STEPHAN R. PEERS Stephan R. Peers	Director	March 31, 2011
/s/ LEIGH J. ABRAMS Leigh J. Abrams	Director	March 31, 2011

Exhibit Index

Exhibit Number	Description
3.1	Charter of the Registrant (incorporated by reference to the corresponding exhibit number to the Registrant's Registration Statement on Form S-11, as amended (File No. 33-96670), filed with the Securities and Exchange Commission on November 8, 1995).
3.1(a)	Certificate of Correction of the Registrant (incorporated by reference to exhibit 3.1(a) of the Registrant's 10-K for the year-ended December 31, 1998).
3.1(b)	Articles of Amendment of the Registrant (incorporated by reference to exhibit 3.1(b) of the Registrant's 10-K for the year-ended December 31, 1998).
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
4.7	Indenture dated November 26, 2010 between LVII 2010-R1 and Deutsche National Trust Company, as trustee
10.1(a)
Form of 2002 Indemnification Agreement between the Registrant and its Directors and Officers (incorporated by reference to exhibit 10.1(a) of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2004).
10.1(b)
Schedule of each officer and director that is a party to an Indemnification Agreement (incorporated by reference to exhibit 10.2(b) of the Registrant's Annual Report on Form 10-K for the year-ended December 31, 2007).
10.2
Form of Loan Purchase and Administrative Services Agreement between the Registrant and Impac Funding Corporation (incorporated by reference to exhibit 10.9 to the Registrant's Registration Statement on Form S-11, as amended (File No. 33-96670), filed with the Securities and Exchange Commission on September 7,1995).
10.3
Servicing Agreement effective November 11, 1995 between the Registrant and Impac Funding Corporation (incorporated by reference to exhibit 10.14 to the Registrant's Registration Statement on Form S-11, as amended (File No. 333-04011), filed with the Securities and Exchange Commission on May 17, 1996).
10.4
Lease dated March 4, 2005 regarding 19500 Jamboree Road, Newport Beach California (incorporated by reference to exhibit 10.8 of the Registrant's Annual Report on Form 10-K for the year-ended December 31, 2004).
10.5*
Impac Mortgage Holdings, Inc. 2010 Omnibus Incentive Plan (incorporated by reference to exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2010).
10.5(a)*
Form of Stock Option Agreement for 2010 Omnibus Incentive Plan (incorporated by reference to exhibit 99.6 of the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 10, 2010).
10.5(b)*
Form of Restricted Stock Agreement for 2010 Omnibus Incentive Plan (incorporated by reference to exhibit 99.7 of the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 10, 2010).

Exhibit Number	Description
10.5(c)*	Form of Stock Option Agreement for 2001 Stock Option, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2004).
10.5(d)*
Form of Restricted Stock Agreement for 2001 Stock Option, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 2, 2005).
10.6*	Non-Employee Director Deferred Stock Unit Award Program
10.6(a)*	Form of Notice of Grant Under Non-Employee Director Deferred Stock Unit Award Program
10.7*
Executive Employment Agreement effective as of July1, 2009 between Impac Mortgage Holdings, Inc. and Joseph R. Tomkinson (incorporated by reference to exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2011).
10.8*
Executive Employment Agreement made as of July 1, 2009 between Impac Mortgage Holdings, Inc. and William S. Ashmore (incorporated by reference to exhibit 10.2 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2011).
10.9
Amended and Restated Declaration of Trust among Impac Mortgage Holdings, Inc., Wilmington Trust Company, as Delaware and Institutional Trustee, and the Administrative Trustees named therein, dated October 18, 2005 (incorporated by reference to Exhibit 10.29 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005).
10.9(a)
Amendment No. 1 dated as of July 14, 2009 among Wilmington Trust Company, Impac Mortgage Holdings, Inc. and holders of Capital Securities to Amended and Restated Declaration of Trust dated October 18, 2005 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2009).
10.10
Amended and Restated Trust Agreement dated November 26, 2010 among IMH Assets Corp., Christiana Bank & Trust Company, as owner trustee, and Deutsche Bank National Trust Company, as registrar and Paying agent
10.11
Exchange Agreement dated May 8, 2009 between Impac Mortgage Holdings, Inc., Taberna Preferred Funding I, Ltd., and Taberna Preferred Funding II, Ltd. (incorporated by reference to exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2009).
10.12
Credit Agreement dated as of October 30, 2009 among Impac Mortgage Holdings, Inc., Impac Funding Corporation, Impac Warehouse Lending Group, Inc., Integrated Real Estate Service Corp. and UBS Real Estate Securities, Inc. (incorporated by reference to exhibit 10.17 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009).
10.12(a)	Tranche A Term Note dated October 30, 2009 for $23,850,000 (incorporated by reference to exhibit 10.17(a) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009).

Exhibit Number	Description
10.12(b)	Tranche B Term Note dated October 30, 2009 for $10,000,000 (incorporated by reference to exhibit 10.17(b) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009).
10.13
Settlement Agreement dated October 30, 2009 among Impac Mortgage Holdings, Inc., Impac Funding Corporation, Impac Warehouse Lending Group, Inc. and UBS Real Estate Securities, Inc. (incorporated by reference to exhibit 10.18 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009).
10.14
Master Repurchase Agreement dated as of June 24, 2010 between East West Bank and Synergy Capital Mortgage Corp. and Excel Mortgage Servicing, Inc., and Integrated Real Estate Service Corp., as Guarantor (incorporated by reference to exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2010).
10.15	Master Repurchase Agreement dated as of December 3, 2010 between New Century Bank, Excel Mortgage Servicing and AmeriHome Mortgage Corporation.
10.15(a)	Guaranty and Suretyship Agreement dated as of December 3, 2010 made by the Registrant.
10.15(b)	Guaranty and Suretyship Agreement dated as of December 3, 2010 made by Integrated Real Estate Service Corp.
21.1	Subsidiaries of the Registrant (incorporated by reference to exhibit 21.1 of the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2009).
23.1	Consent of Squar, Milner, Peterson, Miranda & Williamson, LLP
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

           We have audited the accompanying consolidated balance sheets of Impac Mortgage Holdings, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

           In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Impac Mortgage Holdings, Inc. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

           We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Impac Mortgage Holdings, Inc's. internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2011 expressed an unqualified opinion thereon.

/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

Newport Beach, California
March 31, 2011

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	At December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$11,507	$25,678
Restricted cash	1,495	1,253
Short-term investments	-	5,002
Trust assets
Investment securities available-for-sale	645	813
Securitized mortgage collateral	6,011,675	5,666,122
Derivative assets	40	146
Real estate owned	92,708	142,364

Total trust assets	6,105,068	5,809,445
Assets of discontinued operations	373	4,480
Other assets	35,496	27,054

Total assets	$6,153,939	$5,872,912

LIABILITIES
Trust liabilities
Securitized mortgage borrowings	$6,012,745	$5,659,865
Derivative liabilities	65,916	126,603

Total trust liabilities	6,078,661	5,786,468
Long-term debt	11,728	9,773
Notes payable	6,874	31,060
Liabilities of discontinued operations	13,053	19,152
Other liabilities	15,926	10,966

Total liabilities	6,126,242	5,857,419
Commitments and contingencies
STOCKHOLDERS' EQUITY
Series A junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none issued or outstanding	-	-
Series B 9.375% redeemable preferred stock, $0.01 par value; liquidation value $16,904; 2,000,000 shares authorized, 676,156 noncumulative shares issued and outstanding as of December 31, 2010 and December 31, 2009, respectively	7	7
Series C 9.125% redeemable preferred stock, $0.01 par value; liquidation value $35,389; 5,500,000 shares authorized; 1,415,564 noncumulativeshares issued and outstanding as of December 31, 2010 and December 31, 2009, respectively	14	14
Common stock, $0.01 par value; 200,000,000 shares authorized; 7,787,546 and 7,698,146 shares issued and outstanding as of December 31, 2010 and December 31, 2009, respectively	78	77
Additional paid-in capital	1,076,375	1,075,707
Net accumulated deficit:
Cumulative dividends declared	(822,520)	(822,520)
Retained deficit	(227,558)	(237,852)

Net accumulated deficit	(1,050,078)	(1,060,372)

Total Impac Mortgage Holdings, Inc. stockholders' equity	26,396	15,433

Noncontrolling interests	1,301	60

Total equity	27,697	15,493

Total liabilities and stockholders' equity	$6,153,939	$5,872,912

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the year ended December 31,
	2010	2009
INTEREST INCOME	$985,150	$1,780,923
INTEREST EXPENSE	979,440	1,771,143

Net interest income	5,710	9,780
NON-INTEREST INCOME:
Change in fair value of net trust assets, excluding REO	11,110	231,162
Losses from REO	(6,798)	(218,157)

Non-interest income – net trust assets	4,312	13,005
Change in fair value of long-term debt	689	765
Mortgage and real estate services fees	56,405	42,276
Other	2,058	96

Total non-interest income	63,464	56,142
NON-INTEREST EXPENSE:
Personnel expense	42,272	35,688
General, administrative and other	10,406	10,338
Occupancy expense	4,155	4,234
Legal and professional expense	2,291	3,207
Data processing expense	2,246	2,166

Total non-interest expense	61,370	55,633

Earnings from continuing operations before income taxes	7,804	10,289
Income tax expense from continuing operations	205	2,017

Earnings from continuing operations	7,599	8,272
Earningsfrom discontinued operations, net of tax	2,238	2,315

Net earnings	9,837	10,587
Net loss attributable to noncontrolling interests	457	250

Net earnings attributable to IMH	10,294	10,837
Cash dividends on preferred stock	-	(7,443)

Net earnings available to common stockholders before preferred stock redemption (Note 13)	$10,294	$3,394

Earnings per common share – basic:
Earnings from continuing operations attributable to IMH	$1.04	$0.14
Earnings from discontinued operations	0.29	0.30

Net earnings per share available to common stockholders before preferred stock redemption (Note 12)	$1.33	$0.44

Earnings per common share – diluted:
Earnings from continuing operations attributable to IMH	$0.97	$0.14
Earnings from discontinued operations	0.27	0.30

Net earnings per share available to common stockholders before preferred stock redemption (Note 12)	$1.24	$0.44

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

	Preferred Shares Outstanding	Preferred Stock	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Cumulative Dividends Declared	Retained Deficit	Total IMH Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance, December 31, 2008	6,470,600	$65	7,618,146	$76	$1,177,697	$(815,077)	$(353,509)	$9,252	$-	$9,252
Dividends declared on preferred shares	-	-	-	-	-	(7,443)	-	(7,443)	-	(7,443)
Redemption of preferred stock	(4,378,880)	(44)	-	-	(106,041)	-	104,820	(1,265)	-	(1,265)
Shares issued pursuant to legal settlement	-	-	80,000	1	299	-	-	300	-	300
Stock based compensation	-	-	-	-	3,752	-	-	3,752	-	3,752
Contribution from noncontrolling interest	-	-	-	-	-	-	-	-	310	310
Net earnings	-	-	-	-	-	-	10,837	10,837	(250)	10,587

Balance, December 31, 2009	2,091,720	21	7,698,146	77	1,075,707	(822,520)	(237,852)	15,433	60	15,493
Proceeds and tax benefit from exercise of stock options	-	-	59,400	1	30	-	-	31	-	31
Common stock issued pursuant to marketing service agreement	-	-	30,000	-	129	-	-	129	-	129
Stock based compensation	-	-	-	-	509	-	-	509	-	509
Contribution from noncontrolling interest	-	-	-	-	-	-	-	-	561	561
Noncontrolling interest from acquisition	-	-	-	-	-	-	-	-	1,137	1,137
Net earnings (loss)	-	-	-	-	-	-	10,294	10,294	(457)	9,837

Balance, December 31, 2010	2,091,720	$21	7,787,546	$78	$1,076,375	$(822,520)	$(227,558)	$26,396	$1,301	$27,697

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$9,837	$10,587
Losses from real estate owned	6,798	218,157
Amortization of deferred charge, net	-	1,998
Gain on extinguishment of debt	(1,299)	-
Change in fair value of mortgage servicing rights	(118)	-
(Gain) loss on sale of loans	(646)	104
Origination of mortgage loans held-for-sale	(20,739)	-
Sale and principal reduction on mortgage loans held-for-sale	17,979	-
Change in fair value of net trust assets, excluding REO	(120,282)	(433,924)
Change in fair value of trust preferred securities	(689)	(765)
Accretion of interest income and expense	396,714	693,748
Change in REO impairment reserve	(12,462)	(129,349)
Stock-based compensation	509	3,651
Net change in restricted cash	(242)	-
Net cash (used in) provided by operating activities of discontinued operations	(4,425)	19,243
Net change in other assets and liabilities	682	5,154

Net cash provided by operating activities	271,617	388,604

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in securitized mortgage collateral	729,477	865,669
Net change in mortgages held-for-investment	198	526
Maturity (purchase) of short-term investments	5,000	(5,041)
Purchase of premises and equipment	(1,773)	(676)
Net principal change on investment securities available-for-sale	185	4,904
Acquisition of AmeriHome, net of cash	(365)	-
Proceeds from the sale of real estate owned	208,585	715,764
Net cash provided by investing activities of discontinued operations	2,374	15,513

Net cash provided by investing activities	943,681	1,596,659

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of warehouse borrowings	(13,709)	-
Borrowings under warehouse agreement	16,787	-
Repayment of securitized mortgage borrowings	(1,209,516)	(1,928,316)
Settlement of trust preferred securities	-	(4,275)
Repurchase of preferred stock	-	(1,265)
Preferred stock dividends paid	-	(7,443)
Issuance of note payable	7,360	-
Principal payments on notes payable	(31,040)	(2,790)
Payment under settlement agreement	-	(20,000)
Contributions from noncontrolling interest	560	310
Proceeds from exercise of stock options	30	-
Net cash used in financing activities of discontinued operations	-	(41,862)

Net cash used in financing activities	(1,229,528)	(2,005,641)

Net change in cash and cash equivalents	(14,230)	(20,378)
Cash and cash equivalents at beginning of year	25,850	46,228

Cash and cash equivalents at end of year – continuing operations	11,507	25,678
Cash and cash equivalents at end of year – discontinued operations	113	172

Cash and cash equivalents at end of year	$11,620	$25,850

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)

(in thousands)

	For the year ended December 31,
	2010	2009
SUPPLEMENTARY INFORMATION (Continuing and Discontinued Operations):
Interest paid	$99,857	$130,940
Taxes paid	149	-
NON-CASH TRANSACTIONS (Continuing and Discontinued Operations):
Common stock issued upon legal settlement	$-	$300
Common stock issued pursuant to marketing service agreement	129	-
Transfer of loans held-for-sale and held-for-investment to real estate owned	-	12,540
Transfer of securitized mortgage collateral to real estate owned	149,959	347,539
Net effect of consolidation of net trust assets from adoption of accounting principle	119,631	-
Net effect of consolidation of net trust liabilities from adoption of accounting principle	(119,631)	-
Issuance of note payable	-	33,850
Transfer of net assets from discontinued operations to continuing operations	-	(54,527)
Redemption of preferred stock	-	104,820
INVESTING ACTIVITIES FROM ACQUISITIONS:
Acquisition:
Fair value of assets acquired	$4,200	$-
Fair value of liabilities assumed	(1,963)	-
Noncontrolling interest	(1,137)	-

Cash paid for acquisition	1,100	-

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Note 1.—Summary of Market Conditions and Liquidity, Business and Financial Statement Presentation including Significant Accounting Policies

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

Market Conditions and Liquidity

           During the first half of 2010, housing prices began to stabilize in many markets with some markets experiencing recoveries as the first-time homebuyer tax credit and low interest rates environment served as a temporary stabilizing force for improving home sales. However, beginning in the third quarter of 2010 and continuing through the end of the year, we began to see home price declines in many markets as the homebuyer tax credit expired and housing prices remained under pressure due to elevated foreclosure levels. In addition, foreclosure delays as a result of reviews into foreclosure practices of some loan servicers in the fourth quarter of 2010, among other market conditions may result in continued downward pressure on home prices for the foreseeable future.

           Mortgage and credit market conditions remained weak throughout 2010 due primarily to a continued weak labor market. Existing uncertainties surrounding the housing market, economy and regulatory environment will continue to present challenges for the Company. The ongoing economic stress or further deterioration of general economic conditions could prolong or increase borrower defaults leading to deteriorating performance of our long-term mortgage portfolio.

           A number of factors make it difficult to predict when a sustained recovery in the housing and credit markets will occur. Concerns about the future of the U.S. economy, including the pace and magnitude of recovery from the recent economic recession, consumer confidence, volatility in energy prices, credit market volatility and trends in corporate earnings will continue to influence the U.S. economic recovery and the capital markets. In particular, continued improvement in unemployment rates and a sustained recovery of the housing markets remain critical components of a broader U.S. economic recovery. Further weakening in these components as well as in consumer confidence may result in additional deterioration in consumer payment patterns and credit quality. Weak consumer fundamentals including consumer spending, declines in wage income and wealth, as well as a difficult job market continue to depress consumer confidence. Additionally, there is uncertainty as to the future course of monetary policy and uncertainty as to the impact on the economy and consumer confidence when the remaining

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

actions taken by the government to restore faith in the capital markets and stimulate consumer spending end, including the recent extension of unemployment insurance benefits and the prior presidential administration's tax cuts. These conditions in combination with general economic weakness and the impact of recent regulatory changes will continue to impact our results in 2011, the degree of which is largely dependent upon the nature and extent of the economic recovery.

           The ability to meet the Company's long-term liquidity requirements is subject to several factors, such as generating fees from the mortgage and real estate business activities and realizing cash flows from the long-term mortgage portfolio. The Company's future financial performance and success are dependent in large part upon the ability to grow the mortgage and real estate business activities, including providing services to third parties and expanding the mortgage lending operations. In November 2010, the Company entered into an $8.0 million structured debt agreement to pay off the balance owed on the Credit Agreement with the last remaining warehouse lender from 2007. The payoff resulted in the full satisfaction of the Credit Agreement entered into by the Company at a $1.3 million discount to the approximately $6.6 million outstanding balance. Refer to Note 15.—Notes Payable, for additional information regarding the structured debt agreement and its impact on the consolidated financial statements. The Company believes that current cash balances, cash flows from mortgage and real estate services fees generated from the long-term mortgage portfolio, and residual interest cash flows from the long-term mortgage portfolio are adequate for the current operating needs. However, the mortgage and real estate services market is volatile, highly competitive and subject to increased regulation. The Company's ability to successfully compete in the mortgage and real estate services industry may be challenging as its business activities have been established in the last few years and many competitors have recently entered or have established businesses delivering similar services. Additionally, the mortgage lending environment is extremely competitive and highly regulated. The future success of the mortgage lending operations will depend on a number of factors, including the ability to procure adequate financing to fund loan production, maintaining associated financial covenants of lenders, how well the Company competes, housing market conditions, economic recovery and financial regulatory reform. If the Company is unsuccessful, the Company may be unable to satisfy the future operating costs and liabilities, including repayment of the note payable and long-term debt. To be successful in expanding the business and providing adequate returns to the shareholders, the Company may seek financing in the form of debt or equity capital.

Financial Statement Presentation

Principles of Consolidation

           The financial condition, results of operations and cash flows have been presented in the accompanying consolidated financial statements for each of the years in the two-year period ended December 31, 2010 and include the financial results of IMH, IRES and IMH Assets within continuing operations and IWLG and IFC within discontinued operations. In addition, IRES consolidates two subsidiaries, which, as of December 31, 2010, are 80% and 51% owned, respectively (see Note 18. Noncontrolling Interests).

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

           Effective January 1, 2010, QSPE's are no longer excluded from the consolidation provisions of the VIE framework. Refer to Note 1.—Recent Accounting Pronouncements, for additional information regarding the elimination of QSPE's from the VIE framework and its impact on the consolidated financial statements.

Noncontrolling Interests in Consolidated Subsidiaries

           Effective January 1, 2009, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 810-10-65-1, Noncontrolling Interests in Consolidated Financial Statements. This Statement clarifies that a noncontrolling interest (minority interest) in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements with sufficient disclosure provided to identify and distinguish between the interests of the parent and the interest of the noncontrolling owners. The Company reports the portion of Experience 1, Inc. (parent of title insurance company) and AmeriHome Mortgage Corporation (both subsidiaries of IRES) that it does not own as noncontrolling interests. During 2010 and 2009, both Experience 1, Inc. and AmeriHome Mortgage Corporation incurred net losses. For Experience 1, Inc. and Amerihome Mortgage Corporation, the noncontrolling interest funded their

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

portion of the net loss, which has been reflected as Contribution from noncontrolling interest in the accompanying consolidated statement of changes in stockholders' equity.

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

Fair Value Option

           The fair value option provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments not previously carried at fair value. The Company has elected the fair value option on investment securities available-for-sale, securitized mortgage collateral, mortgage servicing rights, (included in other assets in the accompanying consolidated balance sheets), mortgage loans held-for-sale within continuing operations (included in other assets in the accompanying consolidated balance sheets), securitized mortgage borrowings and long-term debt. Elections were made to mitigate income statement volatility caused by differences in the measurement basis of elected instruments (for example, securitized mortgage collateral was previously accounted for at cost adjusted for net deferred origination costs and allowance for loan losses for credit losses inherent in the portfolio, where securitized mortgage borrowings was previously accounted for at amortized cost net of deferred financing costs).

Cash and Cash Equivalents, Restricted Cash and Short-term Investments

           Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less at the date of acquisition. The carrying amount of cash and cash equivalents approximates fair value.

           Cash balances that have restrictions as to the Company's ability to withdraw funds are considered restricted cash. At December 31, 2010 and 2009, restricted cash totaled $1.5 million and $1.3 million, respectively.

           Short-term investments, which are recorded at amortized cost, represent an investment in liquid and highly-rated corporate bonds that matured in January 2010.

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

           Effective January 1, 2010, former QSPEs are evaluated for consolidation based on the provisions of FASB ASC 810-10-25, which eliminates the concept of a QSPE and changes the approach to determining a securitization trust's primary beneficiary. Refer to Note 1.—Recent Accounting Pronouncements for a discussion of the impact on the Company's consolidated balance sheets.

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

           To mitigate exposure to the effect of changing interest rates on cash flows on securitized mortgage borrowings and reverse repurchase borrowings, the Company purchased derivative instruments primarily in the form of interest rate swap agreements (swaps) and, to a lesser extent, interest rate cap agreements (caps) and interest rate floor agreements (floors). Due to the closure of the mortgage operations, the Company has not entered into a new derivative instrument since the third quarter of 2007. However, the Company still has $65.9 million in net derivative liabilities outstanding as of December 31, 2010 all of which are in the securitized trusts.

           The fair value of the Company's swaps, caps, floors and other derivative instruments is generally based on market prices provided by dealers and market- makers, or estimates of future cash flows from these financial instruments.

Options

           The Company has issued call and put options in connection with the acquisition of AmeriHome Mortgage Corporation (Note 18). Options are considered derivative instruments and recorded at fair value with changes in fair value reported in earnings.

Mortgage Loans Held-for-Sale

           During 2009, the Company established a residential mortgage lending operation after discontinuing its Alt-A and commercial lending operations in 2007 (see Note 19, Discontinued Operations). Mortgage loans originated under the new lending operation are included in other assets in the accompanying consolidated balance sheets and accounted for using the fair value option, with changes in fair value recorded in noninterest income. In accordance with FASB ASC 825, Financial Instruments, loan origination fees and expenses are recognized in earnings as incurred and not deferred. Loans held for sale remaining from the Company's discontinued Alt-A and commercial lending operations are recorded at the lower of cost or market and are included in assets of discontinued operations in the accompanying consolidated balance sheets.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Mortgage Servicing Rights

           The Company acquired mortgage servicing rights (MSRs) as part of its acquisition of AmeriHome Mortgage Corporation in October 2010 as more fully discussed in Note 18.-Business Combinations. The Company elected to measure these MSRs at fair value as prescribed by FASB ASC 860-50-35, and as such, servicing assets or liabilities are valued using discounted cash flow modeling techniques using assumptions regarding future net servicing cash flow, including prepayment rates, discount rates, servicing cost and other factors. Changes in estimated fair value are reported in the statement of operations within non-interest income.

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

Revenue Recognition for Fee Based Businesses

           The Company follows SAB No. 104 Revenue Recognition in Financial Statements, which provides guidance on the application of GAAP to selected revenue recognition issues.

Real Estate Services and Recovery Fees

           The Company provides real estate services and loss recovery services to servicers, portfolio managers and investors to assist them in maximizing loss mitigation performance in managing distressed mortgage portfolios and foreclosed real estate assets, and the disposition of such assets. In addition, the Company performs default surveillance services for residential and multifamily mortgage portfolios for servicers and investors to assist them with overall portfolio performance. These fees are recognized in income in the period when services are rendered and collectability is reasonably certain.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Modification Fees

           The Company provides loan modification services to mortgage borrowers for a fee. Company representatives will negotiate with lenders on behalf of the borrower to modify their existing mortgage loan to reduce their interest rate, loan principal, forgiveness of past delinquencies, and/or other terms that are beneficial to the borrower. The modification fees are earned and recognized when a modified loan agreement is executed and collectability of such fees is reasonably assured.

Portfolio Service Fees

           The Company acts as a service provider to an affiliate of the Parent, who is the master servicer on various mortgage and multifamily loan pools for loans in the long-term portfolio of the Parent. The Company earns portfolio service fees by performing various services such as collection of interest and principal payments, remittance of those payments to investors, reconciling payment discrepancies, and handling credit issues such as borrower defaults. The fees charged to the parent are at market rates and recognized in income in the period the services are rendered.

Title and Escrow Fees

           The Company provides title insurance, escrow and settlement services to residential mortgage lenders, real estate agents, asset managers and REO companies in the residential market sector of the real estate industry. Title fees are recognized as income in the period the deed is recorded. The Company provides for estimated future losses on policies issued as a current charge against income. Escrow fees and other trustee fees are recognized as income when an escrow or other trust is closed.

Stock-Based Compensation

           The Company maintains a stock-based incentive compensation plan, the terms of which are governed by the 2010 Omnibus Incentive Plan (the 2010 Incentive Plan). The 2010 Incentive Plan provides for the grant of stock appreciation rights, restricted stock units, performance shares and other stock- and cash-based incentive awards. Employees, directors, consultants or other person providing services to the Company or its affiliates are eligible to receive awards pursuant to the 2010 Incentive Plan. In connection with the adoption of the 2010 Incentive Plan, the Company's 2001 Stock Plan, which was scheduled to expire in March 2011, was frozen. Further, all outstanding awards under the 2001 Stock Plan, as well as the Company's previous 1995 Stock Option, Deferred Stock and Restricted Stock Plan (together with the 2001 Stock Plan, the "Prior Plans"), were assumed by the 2010 Incentive Plan. As of December 31, 2010, the aggregate number of shares reserved under the 2010 Incentive Plan is 1,530,784 shares (including all outstanding awards assumed from Prior Plans), and there were 30,080 shares available for grant as stock options, restricted stock and deferred stock awards. The Company issues new shares of common stock to satisfy stock option exercises.

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

           FASB ASC 718 requires forfeitures to be estimated at the time of grant and prospectively revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense is recorded net of estimated forfeitures for the years ended December 31, 2010 and 2009, such that expense was recorded only for those stock-based awards that were expected to vest.

           The fair value of options granted, which is amortized to expense over the option vesting period, is estimated on the date of grant with the following weighted average assumptions:

	For the year ended December 31,
	2010	2009
Risk-free interest rate	1.55% - 1.92%	2.86%
Expected lives (in years)	6.00	5.50
Expected volatility (1)	250.42% - 250.47%	259.16%
Expected dividend yield	0.00%	0.00%
Fair value per share	$2.72 - $2.79	$0.53

(1)
Expected volatilities are based on both the implied and historical volatility of the Company's stock over the expected option life.

           The following table summarizes activity, pricing and other information for the Company's stock options for the years presented below:

	For the year ended December 31,
	2010		2009
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Options outstanding at beginning of year	1,294,585	$13.47	1,140,186	$37.18
Options granted	399,984	2.76	842,300	0.53
Options exercised	(59,400)	0.53	-	-
Options forfeited / cancelled	(158,465)	58.30	(687,901)	36.92

Options outstanding at end of year	1,476,704	$6.28	1,294,585	$13.47

Options exercisable at end of year	1,080,784	$7.57	203,330	$66.18

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

	As of December 31,
	2010		2009
	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at end of year	7.19	$1,714	6.85	$2,283

Options exercisable at end of year	6.38	$1,702	1.23	$-

           The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company's closing stock price of $2.79 and $3.29 per common share as of December 31, 2010 and 2009, respectively, which would have been received by the option holders, had all option holders exercised their options as of that date. As of December 31, 2010, there was approximately $870 thousand of total unrecognized compensation cost related to stock option compensation arrangements granted under the plan, net of estimated forfeitures. That cost is expected to be recognized over the remaining weighted average period of 2.88 years.

           For the years ended December 31, 2010 and 2009, the aggregate grant-date fair value of stock options granted was approximately $1.1 million and $445 thousand, respectively.

           For the years ended December 31, 2010 and 2009, total stock-based compensation expense was $510 thousand and $3.8 million, respectively.

           In April 2009, certain of the Company's officers and directors gave notice of the surrender of an aggregate of 581,000 stock options and the Board of Directors accepted and approved the cancellation of those options. In connection with the cancellation of these options, the Company recognized non-cash compensation expense of approximately $1.7 million during the second quarter of 2009.

           Additional information regarding stock options outstanding as of December 31, 2010 is as follows:

	Stock Options Outstanding			Options Exercisable
Exercise Price Range	Number Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 0.53 - 2.73	957,000	8.76	$1.00	753,000	$0.53
2.80 - 12.00	395,924	5.92	7.54	204,004	12.00
25.60 - 41.80	108,655	0.50	33.24	108,655	33.24
50.80 - 93.80	8,875	0.83	71.87	8,875	71.87
94.00 - 217.70	6,250	2.67	173.20	6,250	173.20

0.53 - 217.70	1,476,704	7.32	6.28	1,080,784	7.57

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           In addition to the options granted, the Company has granted restricted stock units (RSU's), which vest over a three year period. The fair value of each RSU was measured on the date of grant using the grant date price of the Company's stock. A summary of the activity for the Company's RSU's for the year-ended December 31, 2010, is presented below:

	For the year ended December 31,
	2010
	Number of Shares	Weighted- Average Grant Date Fair Value
RSU's outstanding at beginning of year	-	$-
RSU's granted	24,000	2.73
RSU's exercised	-	-
RSU's forfeited / cancelled	-	-

RSU's outstanding at end of year	24,000	$2.73

           As of December 31, 2010, there was approximately $64 thousand of total unrecognized compensation cost related to the RSU compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of 2.93 years.

Income Taxes and Deferred Charge

           Effective January 1, 2009, the Company revoked its election to be taxed as a REIT. As a result of revoking this election, the Company is subject to income taxes as a regular (Subchapter C) corporation.

           Prior to January 1, 2009, the Company operated as a REIT under the requirements of the Internal Revenue Code. Requirements for qualification as a REIT included various restrictions on ownership of IMH's stock, requirements concerning distribution of taxable income and certain restrictions on the nature of assets and sources of income.

           The Company recorded income tax expense of $205 thousand and $2.0 million for the years ended December 31, 2010 and 2009, respectively. The income tax expense for 2010 is the result of state income taxes. The income tax expense for 2009 is primarily the result of the amount of the deferred charge amortized and/or impaired resulting from credit losses, which does not result in any tax liability required to be paid. The deferred charge represents the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH in prior years. The deferred charge is included in other assets in the accompanying consolidated balance sheets and is amortized as a component of income tax expense in the accompanying consolidated statement of operations over the estimated life of the mortgages retained in the securitized mortgage collateral.

           As of December 31, 2010, the Company had estimated federal and California net operating loss carryforwards of approximately $490.6 million and $492.1 million, respectively, of which $271.7 million (federal) relate to discontinued operations. During the year ended December 31, 2010, estimated net operating loss carryforwards were reduced as a result of the Company generating taxable income from cancellation of debt for approximately $426.2 million of securitized mortgage borrowings. Federal and

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

state net operating loss (NOL) carryforwards begin to expire in 2020 and 2017, respectively. California losses have been suspended by the state, thus the expiration begins in 2017. The Company recorded a full valuation allowance against the deferred tax assets as it believes that as of December 30, 2010 it is more likely than not that the deferred tax assets will not be recoverable.

           During the fourth quarter of 2009, the Company received a federal income tax refund in the amount of $8.9 million as a result of an election to carryback NOLs five years pursuant to 2009 federal legislation, The Worker, Homeownership, and Business Assistance Act of 2009. The Company files income tax returns in the U.S. federal and various state jurisdictions. The Company is subject to routine income tax audits in the various jurisdictions. A subsidiary of the Company is currently under examination by the Internal Revenue Service for tax year 2008. Management believes that there are no unresolved issues or claims likely to be material to our financial position. As of December 31, 2010, the Company has no material uncertain tax positions.

Earnings per Common Share

           Basic earnings per common share is computed on the basis of the weighted average number of shares outstanding for the year divided into earnings for the year. Diluted earnings per common share is computed on the basis of the weighted average number of shares and dilutive common equivalent shares outstanding for the year divided by earnings for the year, unless anti-dilutive. Refer to Note 12.—Reconciliation of Earnings Per Share.

Recently Adopted Accounting Pronouncements

           In February 2010, the FASB issued ASU No. 2010-9 Amendments to Certain Recognition and Disclosure Requirements (ASU 2010-9). The ASU amends FASB Accounting Standards Codification Topic 855 Subsequent Events to address certain implementation issues related to an entity's requirement to perform and disclose subsequent events procedures. ASU 2010-9 requires SEC filers to evaluate subsequent events through the date the financial statements are issued. All other entities are required to evaluate subsequent events through the date the financial statements are available to be issued. ASU 2010-9 exempts SEC filers from disclosing the date through which subsequent events have been evaluated. For the Company, ASU 2010-9 is effective immediately for financial statements that are to be issued or revised.

           In January 2010, the FASB issued ASU No. 2010-6 Improving Disclosures About Fair Value Measurements (ASU 2010-6). The ASU amends Codification Topic 820 Fair Value Measurements and Disclosures to add new disclosure requirements for transfers into and out of Levels 1 and 2 fair value measurements, as well as separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 fair value measurements. ASU 2010-6 also clarifies existing fair value disclosures regarding the level of disaggregation and inputs and valuation techniques used to measure fair value. ASU 2010-6 is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. ASU 2010-6 only adds new disclosures requirements and as a result, its adoption did not have an impact on the Company's consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           In June 2009, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 166, Accounting for Transfers of Financial Assets—An Amendment of FASB Statement 140 which eliminates the concept of QSPEs and provides additional criteria transferors must use to evaluate transfers of financial assets. This standard modifies certain guidance contained in FASB ASC 860 Transfers and Servicing and is adopted into the Codification through the issuance of ASU 2009-16 Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. In order to determine whether a transfer is accounted for as a sale, the transferor must assess whether it and all of its consolidated entities have surrendered control of the financial assets. The standard also requires financial assets and liabilities retained from a transfer accounted for as a sale to be initially recognized at fair value. The Company adopted this standard effective January 1, 2010 with no impact on its consolidated financial statements.

           In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which amends several key consolidation provisions related to variable interest entities (VIEs). This standard amends guidance contained in FASB ASC 810 Consolidation and is adopted into the Codification through the issuance of ASU 2009-17 Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. Former QSPEs will be evaluated for consolidation based on the provisions of FASB ASC 810-10-25, which changes the approach to determining a VIE's primary beneficiary and requires companies to more frequently reassess whether they must consolidate or deconsolidate VIEs. The accounting standard requires a qualitative, rather than quantitative, analysis to determine the primary beneficiary of a VIE for consolidation purposes. The primary beneficiary of a VIE is the enterprise that has (a) the power to direct the VIE activities that most significantly affect the VIE's economic performance, and (b) the right to receive benefits of the VIE that could potentially be significant to the VIE or the obligation to absorb losses of the VIE that could potentially be significant to the VIE. This standard was effective on January 1, 2010 for the Company and applies to all current QSPEs and VIEs, and all VIEs created after the effective date. In accordance with this standard, the Company may consolidate QSPEs and VIEs at carrying value or elect the fair value option. The Company elected the fair value option, in which all of the financial assets and liabilities of certain designated QSPEs and VIEs were recorded at fair value upon the adoption of this standard and continue to be recorded at fair value thereafter with changes in fair value reported in earnings.

           In connection with the adoption of this standard on January 1, 2010, the Company consolidated $253.7 million of trust assets and trust liabilities at fair value. Additionally, the Company deconsolidated $134.1 million of trust assets and liabilities at fair value. The following is a summary of the impact of adopting the new consolidation provisions of FASB ASC 810.

		Variable Interest Entities
	(prior to adoption) December 31, 2009			(after adoption) January 1, 2010
		Consolidated	Deconsolidated
Investment securities available-for-sale	$813	$(298)	$-	$515
Securitized mortgage collateral	5,666,122	249,523	(132,615)	5,783,030
REO	142,364	4,499	(1,478)	145,385
Securitized mortgage borrowings	(5,649,865)	(244,683)	134,065	(5,760,483)
Derivative liabilities, net	(126,457)	(9,041)	28	(135,470)

Net trust assets	$32,977	-	-	$32,977

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

           For securitized mortgage collateral and securitized mortgage borrowings, the underlying Alt-A residential and commercial loans and mortgage-backed securities market have experienced significant declines in market activity, along with a lack of orderly transactions. The Company's methodology to estimate fair value of these assets and liabilities include the use of internal pricing techniques such as the net present value of future expected cash flows (with observable market participant assumptions, where available) discounted at a rate of return based on the Company's estimates of market participant requirements. The significant assumptions utilized in these internal pricing techniques, which are based on the characteristics of the underlying collateral, include estimated credit losses, estimated

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

prepayment speeds and appropriate discount rates. The following table presents the estimated fair value of financial instruments included in the consolidated financial statements as of the dates indicated:

	December 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$11,507	$11,507	$25,678	$25,678
Restricted cash	1,495	1,495	1,253	1,253
Short-term investments	-	-	5,002	5,002
Investment securities available-for-sale	645	645	813	813
Securitized mortgage collateral	6,011,675	6,011,675	5,666,122	5,666,122
Derivative assets	40	40	146	146
Mortgage servicing rights	1,439	1,439	-	-
Loans held-for-sale	4,283	4,283	-	-
Call option	706	706	-	-
Liabilities
Securitized mortgage borrowings	6,012,745	6,012,745	5,659,865	5,659,865
Derivative liabilities	65,916	65,916	126,603	126,603
Long-term debt	11,728	11,728	9,773	9,773
Warehouse borrowings	4,057	4,057	-	-
Notes payable	6,874	6,818	31,060	27,789
Put option	61	61	-	-

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

           Refer to Recurring Fair Value Measurements below for a description of the valuation methods used to determine the fair value of investment securities available for sale, securitized mortgage collateral and borrowings, derivative assets and liabilities, long-term debt, mortgage servicing rights, loans held-for-sale, and call and put options.

           Warehouse borrowings fair value approximates carrying amounts due to the short-term nature of the liabilities and do not present unanticipated interest rate or credit concerns.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           Note payable is recorded at amortized cost. Notes payable includes notes with maturities ranging from less than a year to three years. For notes with maturities of less than a year, the estimated fair value approximates carrying value due to the short-term nature of the liabilities. Notes with maturities greater than a year, the estimated fair value is determined using a discounted cash flow model using market rates. The estimated fair value is less than the carrying value as the notes are non-interest bearing.

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

           As a result of the lack of observable market data resulting from inactive markets, the Company has classified its investment securities available-for-sale, securitized mortgage collateral and borrowings, net derivative liabilities, long-term debt, mortgage servicing rights, and call and put options as Level 3 fair value measurements. Level 3 assets and liabilities were 99% and 100%, respectively, of total assets and total liabilities measured at estimated fair value at December 31, 2010 and 2009.

Recurring Fair Value Measurements

           We assess our financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by ASC Topic 810. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the beginning of the reporting period. There were no material transfers between our Level 1 and Level 2 classified instruments during the year ended December 31, 2010. The adoption of ASU 2009-17 resulted in the Company consolidating and deconsolidating certain trust assets and liabilities at fair value as of January 1, 2010. The details of the effect of the adoption of

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

this standard are illustrated in Note 1.—Summary of Market Conditions and Liquidity, Business and Financial Statement Presentation including Significant Accounting Policies.

           The following tables present the Company's assets and liabilities that are measured at estimated fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option at December 31, 2010 and December 31, 2009, based on the fair value hierarchy:

	Recurring Fair Value Measurements
	December 31, 2010			December 31, 2009
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investment securities available-for-sale	$-	$-	$645	$-	$-	$813
Mortgage servicing rights	-	-	1,439	-	-	-
Loans held-for-sale	-	4,283	-	-	-	-
Call option (1)	-	-	706	-	-	-
Securitized mortgage collateral	-	-	6,011,675	-	-	5,666,122

Total assets at fair value	$-	$4,283	$6,014,465	$-	$-	$5,666,935

Liabilities
Securitized mortgage borrowings	$-	$-	$6,012,745	$-	$-	$5,659,865
Derivative liabilities, net (2)	-	-	65,876	-	-	126,457
Long-term debt	-	-	11,728	-	-	9,773
Put option (3)	-	-	61	-	-	-

Total liabilities at fair value	$-	$-	$6,090,410	$-	$-	$5,796,095

(1)
Included in other assets in the accompanying balance sheets.

(2)
At December 31, 2010, derivative liabilities, net included $40 thousand in derivative assets and $65.9 million in derivative liabilities, included within trust assets and trust liabilities, respectively. At December 31, 2009, derivative liabilities, net included $146 thousand in derivative assets and $126.6 million in derivative liabilities, included within trust assets and trust liabilities, respectively.

(3)
Included in other liabilities in the accompanying balance sheets.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           The following tables present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2010 and December 31, 2009:

	Level 3 Recurring Fair Value Measurements
	For the year ended December 31, 2010
	Investment securities available- for-sale	Securitized mortgage collateral	Securitized mortgage borrowings	Derivative liabilities, net	Mortgage servicing rights	Call option	Put Option	Long- term debt
Fair value, December 31, 2009	$813	$5,666,122	$(5,659,865)	$(126,457)	$-	$-	$-	$(9,773)
Total gains (losses) included in earnings:
Interest income (1)	246	487,039	-	-	-	-	-	-
Interest expense (1)	-	-	(881,355)	-	-	-	-	(2,644)
Change in fair value	69	621,043	(571,688)	(38,314)	118	6	(3)	689

Total gains (losses) included in earnings	315	1,108,082	(1,453,043)	(38,314)	118	6	(3)	(1,955)
Adoption of ASU 2009-17 (2)	(298)	116,907	(110,618)	(9,013)	-	-	-	-
Transfers in and/or out of Level 3	-	-	-	-	1,321	700	64	-
Purchases, issuances and settlements	(185)	(879,436)	1,210,781	107,908	-	-	-	-

Fair value, December 31, 2010	$645	$6,011,675	$(6,012,745)	$(65,876)	$1,439	$706	$61	$(11,728)

Unrealized gains (losses) still held (3)	$401	$(4,699,699)	$6,553,235	$(66,461)	$-	$-	$-	$59,035

(1)
Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. The total net interest income, including cash received and paid, was $5.7 million for the year ended December 31, 2010, as reflected in the accompanying consolidated statement of operations.
(2)
Amounts represent the consolidation and deconsolidation of trust assets and liabilities as a result of the adoption of ASU 2009-17 on January 1, 2010.
(3)
Represents the amount of unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held at December 31, 2010.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

	Level 3 Recurring Fair Value Measurements
	For the year ended December 31, 2009
	Investment securities available- for-sale	Securitized mortgage collateral	Securitized mortgage borrowings	Derivative liabilities, net	Long-term debt
Fair value, December 31, 2008	$2,068	$5,894,424	$(6,193,984)	$(273,547)	$(15,403)
Total gains (losses) included in earnings:
Interest income (1)	109	957,103	-	-	-
Interest expense (1)	-	-	(1,649,686)	-	(1,274)
Change in fair value	3,540	27,804	254,007	(54,189)	765

Total gains (losses) included in earnings	3,649	984,907	(1,395,679)	(54,189)	(509)
Transfers in and/or out of Level 3	-	-	-	-	-
Purchases, issuances and settlements	(4,904)	(1,213,209)	1,929,798	201,279	6,139

Fair value, December 31, 2009	$813	$5,666,122	$(5,659,865)	$(126,457)	$(9,773)

Unrealized (losses) gains still held (2)	$486	$(6,333,766)	$7,838,814	$(128,305)	$60,990

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

           The following tables present the changes in recurring fair value measurements included in net earnings (loss) for the years ended December 31, 2010 and 2009:

	Recurring Fair Value Measurements Changes in Fair Value Included in Net Earnings For the year ended December 31, 2010
			Change in Fair Value of
						Other non- interest income
	Interest Income (1)	Interest Expense (1)	Net Trust Assets		Long-term Debt		Total
Investment securities available-for-sale	$246	$-	$69		$-	$-	$315
Securitized mortgage collateral	487,039	-	621,043		-	-	1,108,082
Securitized mortgage borrowings	-	(881,355)	(571,688)		-	-	(1,453,043)
Mortgage servicing rights	-	-	-		-	118	118
Call option	-	-	-		-	6	6
Put option	-	-	-		-	3	3
Derivative instruments, net	-	-	(38,314	)(2)	-	-	(38,314)
Long-term debt	-	(2,644)	-		689	-	(1,955)

Total	$487,285	$(883,999)	$11,110	(3)	$689	$127	$(384,788)

(1)
Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. The total net interest income, including cash received and paid,

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

  was $5.7 million for the year ended December 31, 2010, as reflected in the accompanying consolidated statement of operations.

(2)
Included in this amount is $70.9 million in changes in the fair value of derivative instruments, offset by $109.2 million in cash payments from the securitization trusts for the year ended December 31, 2010.
(3)
For the year ended December 31, 2010, change in the fair value of trust assets, excluding REO was $11.1 million. Excluded from the $120.3 million change in fair value of net trust assets, excluding REO, in the accompanying consolidated statement of cash flows is $109.2 million in cash payments from the securitization trusts related to the Company's net derivative liabilities.

	Recurring Fair Value Measurements Changes in Fair Value Included in Net Loss For the year ended December 31, 2009
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

           Investment securities available-for-sale—The Company elected to carry all of its investment securities available-for-sale at fair value. The investment securities consist primarily of non-investment grade mortgage-backed securities. The fair value of the investment securities is measured based upon the Company's expectation of inputs that other market participants would use. Such assumptions include judgments about the underlying collateral, prepayment speeds, future credit losses, forward interest rates and certain other factors. Given the market disruption and lack of observable market data as of December 31, 2010 and 2009, the estimated fair value of the investment securities available-for-sale was measured using significant internal expectations of market participants' assumptions.

           Mortgage servicing rights—The Company elected to carry all of its mortgage servicing rights arising from its newly acquired mortgage lending operation at fair value. The fair value of mortgage servicing rights is based upon an internal discounted cash flow model. The valuation model incorporates assumptions that market participants would use in estimating the fair value of servicing. These assumptions include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, prepayment and late fees, among other considerations. Mortgage servicing rights are considered a Level 3 measurement at December 31, 2010.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           Mortgage loans held-for-sale—The Company elected to carry its mortgage loans held-for-sale originated from its residential mortgage lending platform at fair value. Fair value is based on quoted market prices, where available, prices for other traded mortgage loans with similar characteristics, and purchase commitments and bid information received from market participants. Given the meaningful level of secondary market activity for conforming mortgage loans, active pricing is available for similar assets and accordingly, the Company classifies its mortgage loans held-for-sale as a Level 2 measurement at December 31, 2010.

           Call option—As part of the acquisition of AmeriHome as more fully discussed in Note 18.—Business Combinations, the purchase agreement included a call option to purchase an additional 39% of AmeriHome. The estimated fair value is based on a multinomial model incorporating various assumptions including expected future book value of AmeriHome, the probability of the option being exercised, volatility, expected term and certain other factors. The call option is considered a Level 3 measurement at December 31, 2010.

           Put option—As part of the acquisition of AmeriHome, a put option which allows the noncontrolling interest holder to sell his remaining 49% of AmeriHome to the Company in the event the Company does not exercise the call option discussed above. The estimated fair value is based on a multinomial model incorporating various assumptions including expected future book value of AmeriHome, the probability of the option being exercised, volatility, expected term and certain other factors. The put option is considered a Level 3 measurement at December 31, 2010.

           Securitized mortgage collateral—The Company elected to carry all of its securitized mortgage collateral at fair value. These assets consist primarily of non-conforming mortgage loans securitized between 2002 and 2007. Fair value measurements are based on the Company's internal models used to compute the net present value of future expected cash flows, with observable market participant assumptions, where available. The Company's assumptions include its expectations of inputs that other market participants would use in pricing these assets. These assumptions include judgments about the underlying collateral, prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of December 31, 2010, securitized mortgage collateral had an unpaid principal balance of $10.7 billion, compared to an estimated fair value of $6.0 billion. The aggregate unpaid principal balance exceeds the fair value by $4.7 billion at December 31, 2010. As of December 31, 2010, the unpaid principal balance of loans 90 days or more past due was $1.9 billion compared to an estimated fair value of $0.6 billion. The aggregate unpaid principal balances of loans 90 days or more past due exceed the fair value by $1.3 billion at December 31, 2010.

           Securitized mortgage borrowings—The Company elected to carry all of its securitized mortgage borrowings at fair value. These borrowings consist of individual tranches of bonds issued by securitization trusts and are primarily backed by non-conforming mortgage loans. Fair value measurements include the Company's judgments about the underlying collateral and assumptions such as prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of December 31, 2010, securitized mortgage borrowings had an outstanding principal balance of $12.6 billion compared to an estimated fair value of $6.0 billion. The aggregate outstanding principal balance exceeds the fair value by $6.6 billion at December 31, 2010.

           Long-term debt—The Company elected to carry all of its long-term debt (consisting of trust preferred securities and junior subordinated notes) at fair value. These securities are measured based upon an analysis prepared by management, which considered the Company's own credit risk, including

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

settlements with trust preferred debt holders and discounted cash flow analysis. As of December 31, 2010, long-term debt had an unpaid principal balance of $70.5 million compared to an estimated fair value of $11.7 million. The aggregate unpaid principal balance exceeds the fair value by $58.8 million at December 31, 2010.

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

           The following tables present financial and non-financial assets and liabilities measured using nonrecurring fair value measurements at December 31, 2010 and 2009, respectively:

	Nonrecurring Fair Value Measurements December 31, 2010
				Total Gains (Losses) For the Year Ended December 31, 2010 (6)
	Level 1	Level 2	Level 3
Loans held-for-sale (1)	$-	$-	$-	$(218)
REO (2)	-	68,830	-	(7,526)
Lease liability (3)	-	-	(2,226)	284
Deferred charge (4)	-	-	13,144	-
Intangible asset (5)	-	-	1,000	-

(1)
Relates to Alt-A loans held-for-sale included in assets of discontinued operations.
(2)
For the year ended December 31, 2010, the $7.5 million loss during the period included $7.9 million of additional impairment write-downs and $355 thousand in recoveries within continuing and discontinued operations, respectively.
(3)
Amounts are included in discontinued operations. For the year ended December 31, 2010, the Company recorded $284 thousand in recoveries resulting from changes in lease liabilities as a result of changes in our expected minimum future lease payments, respectively.
(4)
Amounts are included in continuing operations. For the year ended December 31, 2010, the Company recorded zero income tax expense resulting from impairment write-downs based on changes in estimated cash flows and lives of the related mortgages retained in the securitized mortgage collateral.
(5)
Amount is included in other assets in the accompanying consolidated balance sheets.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

(6)
Total gains (losses) reflect gains and losses from all nonrecurring measurements during the period.

	Non-recurring Fair Value Measurements December 31, 2009
				Total Gains (Losses) For the Year Ended December 31, 2010 (6)
	Level 1	Level 2	Level 3
Loans held-for-sale (1)	$-	$-	$2,369	$(4,495)
REO (2)	-	113,693	-	(130,594)
Lease liability (3)	-	-	(3,875)	2,228
Deferred charge (4)	-	-	13,144	(1,998)
Intangible asset (5)	-	-	1,000	-

(1)
Relates to Alt-A loans held-for-sale included in assets of discontinued operations.
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

           Loans held-for-sale—Loans held-for-sale (included in assets of discontinued operations) for which the fair value option was not elected are carried at the lower of cost or market (LOCOM). When available, such measurements are based upon what secondary markets offer for portfolios with similar characteristics, and are considered Level 2 measurements. If market pricing is not available, such measurements are significantly impacted by the Company's expectations of other market participants' assumptions, and are considered Level 3 measurements. The Company utilizes internal pricing processes to estimate the fair value of these loans, which is based on recent loan sales and estimates of the fair value of the underlying collateral. Loans held-for-sale from the discontinued non-conforming lending division is considered Level 3 fair value measurements at December 31, 2010 and 2009.

           Real estate owned—REO consists of residential real estate acquired in satisfaction of loans. Upon foreclosure, REO is adjusted to the estimated fair value of the residential real estate less estimated selling and holding costs, offset by expected contractual mortgage insurance proceeds to be received, if any. Subsequently, REO is recorded at the lower of carrying value or estimated fair value less costs to sell. Fair values of REO are generally based on observable market inputs, and considered Level 2 measurements at December 31, 2010 and 2009.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           Lease liability—In connection with the discontinuation of our non-conforming mortgage, retail mortgage, warehouse lending and commercial operations, a significant amount of office space that was previously occupied is no longer being used by the Company. The Company has subleased a significant amount of this office space. The Company has recorded a liability, included within discontinued operations, representing the present value of the minimum lease payments over the remaining life of the lease, offset by the expected proceeds from sublet revenue related to this office space. This liability is based on present value techniques that incorporate the Company's judgments about estimated sublet revenue and discount rates. Therefore, this liability is considered a Level 3 measurement at December 31, 2010 and 2009.

           Deferred charge—Deferred charge represents the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH in prior years. The deferred charge is amortized as a component of income tax expense over the estimated life of the mortgages retained in the securitized mortgage collateral. The Company evaluates the deferred charge for impairment quarterly using internal estimates of estimated cash flows and lives of the related mortgages retained in the securitized mortgage collateral. If the deferred charge is determined to be impaired, it is amortized as a component of income tax expense. Deferred charge is considered a Level 3 measurement at December 31, 2010 and 2009.

           Intangible asset—Intangible assets deemed to have an indefinite life are tested annually for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment losses are recognized if carrying amount of an intangible asset exceeds its estimated fair value. Intangible asset, which is included in other assets of continuing operations, is considered a Level 3 measurement at December 31, 2010 and 2009.

Note 3.—Securitized Mortgage Collateral

           Securitized mortgage collateral consisted of the following:

	December 31,
	2010	2009
Mortgages secured by residential real estate	$9,178,409	$10,565,629
Mortgages secured by commercial real estate	1,532,965	1,434,259
Fair value adjustment	(4,699,699)	(6,333,766)

Total securitized mortgage collateral	$6,011,675	$5,666,122

           The Company had troubled debt restructurings during 2010 and 2009, which are included in change in fair value of net trust assets.

           As of December 31, 2010, the Company master serviced mortgages for others of approximately $1.8 billion that were primarily mortgages collateralizing REMIC securitizations, compared to $2.0 billion at December 31, 2009. Related fiduciary funds are held in trust for investors in non-interest bearing accounts and therefore not included in the Company's consolidated balance sheets. The Company may also be required to advance funds or cause loan servicers to advance funds to cover principal and interest payments not received from borrowers depending on the status of their mortgages.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Note 4.—Real Estate Owned (REO)

           The Company's REO consisted of the following:

	December 31,
	2010	2009
REO	$122,279	$176,800
Impairment (1)	(29,499)	(34,080)

Ending balance	$92,780	$142,720

REO inside trusts	$92,708	$142,364
REO outside trusts (2)	72	356

Total	$92,780	$142,720

(1)
Impairment represents the cumulative write-downs of net realizable value subsequent to foreclosure.

(2)
Amount represents REO related to former on-balance sheet securitizations, which were collapsed as the result of the Company exercising its clean-up call options. This REO is included in other assets in the accompanying consolidated balance sheets.

Note 5.—Other Assets

Other Assets

           Other assets consisted of the following:

	December 31,
	2010	2009
Deferred charge (See Note 1.)	$13,144	$13,144
Loans held-for-sale	4,283	-
Investment in limited partnership	4,259	4,759
Premises and equipment, net	3,227	2,541
Prepaid expenses	2,834	2,588
Accounts receivable	2,550	1,740
Mortgage servicing rights	1,439	-
Other assets	3,760	2,282

Total other assets	$35,496	$27,054

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

	December 31,
	2010	2009
Premises and equipment	$11,938	$10,216
Less: Accumulated depreciation	(8,711)	(7,675)

Total premises and equipment, net	$3,227	$2,541

Note 6.—Securitized Mortgage Borrowings

           Selected information on securitized mortgage borrowings for the periods indicated consisted of the following (dollars in millions):

		Securitized mortgage borrowings outstanding as of December 31,		Range of Percentages:
Year of Issuance	Original Issuance Amount	2010	2009	Fixed Interest Rates	Interest Rate Margins over One-Month LIBOR (1)	Interest Rate Margins after Contractual Call Date (2)
2002	$3,876.1	$24.1	$28.8	5.25 - 12.00	0.27 - 2.75	0.54 - 3.68
2003	5,966.1	222.5	260.9	4.34 - 12.75	0.27 - 3.00	0.54 - 4.50
2004	17,710.7	1,529.5	1,874.3	3.58 - 5.56	0.25 - 2.50	0.50 - 3.75
2005	13,387.7	3,883.3	4,275.1	-	0.24 - 2.90	0.48 - 4.35
2006	5,971.4	4,219.1	4,081.2	6.25	0.10 - 2.75	0.20 - 4.13
2007	3,860.5	2,687.4	2,978.4	-	0.06 - 2.00	0.12 - 3.00

Subtotal securitized mortgage borrowings		12,565.9	13,498.7
Fair value adjustment		(6,553.2)	(7,838.8)

Total securitized mortgage borrowings		$6,012.7	$5,659.9

(1)
One-month LIBOR was 0.26 percent as of December 31, 2010.
(2)
Interest rate margins are generally adjusted when the unpaid principal balance is reduced to less than 10-20 percent of the original issuance amount, or if certain other triggers are met.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           As of December 31, 2010, expected principal reductions of the securitized mortgage borrowings, which is based on expected prepayment rates, was as follows (dollars in millions):

	Payments Due by Period
	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Securitized mortgage borrowings	$12,565.9	$1,309.8	$2,712.6	$1,602.2	$6,941.3

Note 7.—Segment Reporting

           The Company has three reporting segments, consisting of the long-term mortgage portfolio, mortgage and real estate services and discontinued operations. The following table presents the selected balance sheet data by reporting segment as of the dates indicated:

Balance Sheet Items as of December 31, 2010:	Long-term Portfolio	Mortgage and Real Estate Services	Discontinued Operations	Reclassifications (1)	Consolidated
Cash and cash equivalents	$-	$12,259	$113	$(865)	$11,507
Restricted cash	-	1,495	91	(91)	1,495
Trust assets	6,105,068	-	-	-	6,105,068
Loans held-for-sale	-	4,283	-	-	4,283
Other assets	18,526	12,687	169	204	31,586
Total assets	6,123,594	30,724	373	(752)	6,153,939
Total liabilities	6,101,157	12,784	13,053	(752)	6,126,242
Total stockholders' equity (deficit)	22,437	17,940	(12,680)	-	27,697
Balance Sheet Items as of December 31, 2009:
Cash and cash equivalents	7,940	17,738	172	(172)	25,678
Restricted cash	-	1,253	501	(501)	1,253
Trust assets	5,809,445	-	-		5,809,445
Loans held-for-sale	-	-	2,371	(2,371)	-
Other assets	28,205	3,851	1,436	3,044	36,536
Total assets	5,845,590	22,842	4,480	-	5,872,912
Total liabilities	5,831,936	6,331	19,152	-	5,857,419
Total stockholders' equity (deficit)	13,654	16,511	(14,672)	-	15,493

(1)
Amounts represent reclassifications of balances within the discontinued operations segment to reflect balances within continuing operations as presented in the accompanying consolidated balance sheets.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           The following table presents selected statement of operations information by reporting segment for the years ended December 31, 2010 and 2009:

Statement of Operations Items for the year ended December 31, 2010:	Long-term Portfolio	Mortgage and Real Estate Services	Discontinued Operations	Reclassifications (1)	Consolidated
Net interest income	$5,691	$19	$61	$(61)	$5,710
Non-interest income - net trust assets	4,312	—	—	—	4,312
Change in fair value of long-term debt	689	—	—	—	689
Mortgage and real estate services fees	—	56,405	—	—	56,405
Other non-interest (expense) income	1,168	890	704	(704)	2,058
Non-interest expense and income taxes	(17,667)	(43,908)	1,473	(1,473)	(61,575)

(Loss) earnings from continuing operations	$(5,807)	$13,406			7,599

Earnings from discontinued operations, net of tax			$2,238		2,238

Net earnings					$9,837

Statement of Operations Items for the year ended December 31, 2009:
Net interest income	$9,768	$12	$(351)	$351	$9,780
Non-interest income - net trust assets	13,005	-	-	-	13,005
Change in fair value of long-term debt	765	-	-	-	765
Mortgage and real estate services fees	-	42,276	-	-	42,276
Other non-interest income (expense)	(21)	117	(8,530)	8,530	96
Non-interest expense and income taxes	(27,844)	(29,806)	11,196	(11,196)	(57,650)

(Loss) earnings from continuing operations	$(4,327)	$12,599			8,272

Earnings from discontinued operations, net of tax			$2,315		2,315

Net earnings					$10,587

(1)
Amounts represent reclassifications of activity in the discontinued operations segment into loss from discontinued operations, net of tax as presented in the accompanying consolidated statements of operations.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Note 8.—Employee Benefit Plans

401(k) Plan

           After meeting certain employment requirements, employees can participate in the Company's 401(k) plan. Under the 401(k) plan, employees may contribute up to 25 percent of their salaries, pursuant to certain restrictions. The Company matches 50 percent of the first 4 percent of employee contributions. Additional contributions may be made at the discretion of the board of directors. During the year ended December 31, 2010, the Company recorded approximately $335 thousand for basic matching contributions. During the year ended December 31, 2009, the Company expensed approximately $337 thousand for basic and discretionary matching contributions.

Note 9.—Related Party Transactions

           Historically, mortgage loans have been extended to officers and directors of the Company. All such loans were made at the prevailing market rates and conditions existing at the time. During 2010, no mortgage loans were extended to officers or directors. At December 31, 2009, the Company had a mortgage loan with one director at market terms.

           The Company earns mortgage and real estate service fees by providing such services to its long-term mortgage portfolio.

Note 10.—Commitments and Contingencies (Continuing and Discontinued Operations)

Legal Proceedings

Mortgage-related Litigation

           Gilmor, et al. v. Preferred Credit Corp., et. al., Case No. 4:10-CV-00189, currently pending in the United States District Court for the Western District of Missouri, is a putative class action against Preferred Credit and others charging violations of Missouri's Second Mortgage Loan Act. In a Sixth Amended Complaint ("Complaint"), plaintiffs Michael P. and Shellie Gilmor and others bring suit against Preferred Credit, as the originator of various second mortgage loans in Missouri, and against: IMPAC Funding Corporation; IMPAC Mortgage Holdings; IMPAC Secured Assets; IMPAC Secured Assets CMN Trust Series 1998-1 Collateralized Asset-Backed Notes, Series 1998-1; IMH Assets Corp; Impac CMB Trust Series 1999-1; Impac CMB Trust Series 1999-2; Impac CMB Trust Series 2000-1; Impac CMB Trust Series 2000-2; Impac CMB Trust Series 2001-4; Impac CMB Trust Series 2002-1; Impac CMB Trust Series 2003-5, (collectively, the "IMPAC Defendants"), among numerous others, as alleged holders of notes associated with second mortgage loans originated by Preferred Credit.

           Plaintiffs complain that at closing Preferred Credit charged them fees and costs in violation of Missouri's Second Mortgage Loan Act. Additionally, Plaintiffs obtained certification of a class of all persons similarly situated. Plaintiffs allege that the IMPAC Defendants are liable to Plaintiffs and members of the putative class as alleged holders of notes associated with second mortgage loans originated by Preferred Credit.

           Plaintiffs seek on behalf of themselves and the members of the putative class, among other things, disgorgement or restitution of all improperly collected charges, the right to rescind all affected

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

loan transactions, the right to offset any finance charges, closing costs, points or other loan fees paid against the principal amounts due on the loans if rescinded, actual and punitive damages, and attorneys' fees.

           Plaintiffs filed a motion for class certification, which was granted. In March, 2004, Plaintiffs filed their Sixth Amended Complaint.

           On February 26, 2010, U.S. Bank National Association ND and other defendants removed the case to federal court. The case remains pending in federal court. Trial is scheduled to commence on August 13, 2012.

           Baker, et al. v. Century Financial Group, et al., Case No. 4:04-CV-W-0201-SOW, currently pending in the Circuit Court of Clay County, Missouri, is a putative class action against Century Financial and others charging violations of Missouri's Second Mortgage Loan Act. In particular, in a Fourth Amended Complaint ("Complaint"), Plaintiffs James and Jill Baker and others bring suit against Century Financial, as the originator of various second mortgage loans in Missouri, and against IMPAC Funding Corporation, IMH Assets Corporation, IMPAC Mortgage Holdings, Inc., IMPAC Secured Assets Corporation, and two terminated IMPAC trusts (collectively, the "IMPAC Defendants"), among others, as alleged holders of notes associated with second mortgage loans originated by Century Financial.

           The Plaintiffs' allegations are similar to those asserted by the Plaintiffs in the Gilmor action, discussed above. Plaintiffs seek on behalf of themselves and the members of the putative class, among other things, disgorgement or restitution of all allegedly improperly-collected charges, the right to rescind all affected loan transactions, the right to offset any finance charges, closing costs, points or other loan fees paid against the principal amounts due on the loans if rescinded, actual and punitive damages, and attorneys' fees.

           The case was subsequently removed to federal court and later remanded by the federal court to the Circuit Court of Clay County, Missouri. The IMPAC Defendants filed an Answer on March 7, 2005. Limited discovery has taken place since this date, including additional discovery responses by certain IMPAC Defendants during 2008.

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

Other Matters

           On December 20, 2010 the Company received notification from a bond holder in a securitization issued by Impac Secured Assets Corporation. The demand alleges errors or discrepancies in the filed securitization documentation and seeks damages of at least $3.5 million. No litigation has been commenced in this action.

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

           The Company is party to other litigation and claims which are normal in the course of our operations. While the results of such other litigation and claims cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on the Company's financial condition or results of operations.

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

Lease Commitments

           The Company leases office space and certain office equipment under long-term leases expiring at various dates through 2016. Future minimum commitments under non-cancelable leases are as follows:

	Operating Leases	Capital Leases	Total
Year 2011	$7,737	$122	$7,859
Year 2012	7,892	122	8,014
Year 2013	7,788	121	7,909
Year 2014	7,725	-	7,725
Year 2015	7,822	-	7,822
Year 2016 and thereafter	7,823	-	7,823

Subtotal	46,787	365	47,152
Sublet income	(18,347)	-	(18,347)

Total lease commitments	$28,440	$365	$28,805

           Total rental expense for the years ended December 31, 2010 and 2009 was $3.7 million and $1.2 million, respectively. During 2010 and 2009, approximately $4.0 million and $3.7 million, respectively, were charged to continuing operations, and is included in occupancy expense in the consolidated statements of operations. Included in rent expense for 2010 is a reduction of $288 thousand related to changes in estimated lease liabilities as a result of changes in our expected minimum future lease payments at the discontinued operations, compared to a reduction of $2.5 million in 2009.

Repurchase Reserve

           When the Company sells loans through whole loan sales it is required to make normal and customary representations and warranties about the loans to the purchaser. The Company's whole loan

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

sale agreements generally require it to repurchase loans if the Company breaches a representation or warranty given to the loan purchaser. In addition, the Company may be required to repurchase loans as a result of borrower fraud or if a payment default occurs on a mortgage loan shortly after its sale. As of December 31, 2010 and 2009, the Company had a liability for losses on loans sold with representations and warranties totaling $8.0 million and $11.0 million, respectively, included primarily in liabilities from discontinued operations in the accompanying consolidated balance sheets.

Geographic Concentration

           The aggregate unpaid principal balance of loans in the Company's long-term mortgage portfolio secured by properties in California and Florida was $5.7 billion and $1.3 billion, or 52 percent and 12 percent, respectively, at December 31, 2010.

Note 11.—Derivative Instruments

           As of December 31, 2010, the net derivative liability included in the securitization trusts was $65.9 million, as compared to $126.5 million at December 31, 2009. The derivative values are based on the net cash receipts or payments expected to be received or paid by the bankruptcy remote trusts. The fair value of the derivatives fluctuates with changes in the future expectation of LIBOR, in addition to cash receipts or payments.

           On September 15, 2008, Lehman Brothers Holdings Inc. (LBHI) filed a petition for protection under Chapter 11 of the U.S. Bankruptcy Code. As of that date, LBHI, through affiliated companies, was an interest rate swap counterparty to several of the Company's CMO and REMIC securitizations. At December 31, 2010, the estimated fair value of derivatives with LBHI, through its affiliated companies was $15.7 million and is included in derivative liabilities in the accompanying consolidated balance sheet. As the related securitization trusts are non-recourse to the Company, the Company is not required to replace or otherwise settle any derivative positions affected by counterparty default within the consolidated trusts.

           As part of the acquisition of AmeriHome Mortgage Corporation as more fully discussed in Note 18. Business Combinations, the purchase agreement included a call and put option. The call option allows the Company to purchase an additional 39% of AmeriHome anytime between January 1, 2011 and December 31, 2013. Insofar that the Company does not exercise the call option, the Company has written a put option to the founder of AmeriHome that provides the founder with the right to require the Company to acquire the remaining 49% of AmeriHome. These options are considered derivative instruments and recorded at fair value using a binominal option pricing model. Changes in fair value are reported through the consolidated statement of operations.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Note 12.—Reconciliation of Earnings Per Share

           The following table presents the computation of basic and diluted earnings per common share, including the dilutive effect of stock options and cumulative redeemable preferred stock outstanding for the periods indicated:

	For the year ended December 31,
	2010	2009
Numerator for basic earnings per share:
Earnings from continuing operations	$7,599	$8,272
Cash dividends on cumulative redeemable preferred stock	-	(7,443)
Net loss attributable to noncontrolling interest	457	250

Earnings from continuing operations attributable to IMH	8,056	1,079
Earnings from discontinued operations	2,238	2,315

Earnings available to common stockholders before redemption of preferred stock (1)	$10,294	$3,394

Denominator for basic earnings per share (2):
Basic weighted average common shares outstanding during the year	7,739	7,633

Denominator for diluted earnings per share (2):
Basic weighted average common shares outstanding during the year	7,739	7,633
Net effect of dilutive stock options	585	112

Diluted weighted average common shares outstanding during the year	8,324	7,745

Earnings per common share – basic:
Earnings from continuing operations attributable to IMH	$1.04	$0.14
Earnings from discontinued operations	0.29	0.30

Earnings per share available to common stockholders before redemption of preferred stock (1)	$1.33	$0.44

Earnings per common share – diluted:
Earnings from continuing operations attributable to IMH	$0.97	$0.14
Earnings from discontinued operations	0.27	0.30

Earnings per share available to common stockholders before redemption of preferred stock (1)	$1.24	$0.44

(1)
As discussed in Note 13.—Redeemable Preferred Stock, the difference between the carrying value of the tendered preferred stock ($106.1 million) and the amount paid for the shares ($1.3 million) was recognized as a decrease in retained deficit in 2009 and is reflected in the consolidated statements of changes in stockholders' equity (deficit) as a reclassification from additional paid in capital. Including the redemption, total basic and diluted earnings per share from continuing operations available to common stockholders were $14.18 and $13.97, respectively.

(2)
Share amounts presented in thousands.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           The anti-dilutive stock options outstanding for the years ending December 31, 2010 and 2009 were 130 thousand and 468 thousand shares, respectively.

Note 13.—Redeemable Preferred Stock

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

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Note 14.—Long-term Debt

Trust Preferred Securities

           During 2005, the Company formed four wholly-owned trust subsidiaries (Trusts) for the purpose of issuing an aggregate of $99.2 million of trust preferred securities (the Trust Preferred Securities). All proceeds from the sale of the Trust Preferred Securities and the common securities issued by the Trusts were originally invested in $96.3 million of junior subordinated debentures (subordinated debentures), which became the sole assets of the Trusts. The Trusts pay dividends on the Trust Preferred Securities at the same rate as paid by the Company on the debentures held by the Trusts.

           The following table shows the remaining principal balance and fair value of Trust Preferred Securities issued as of December 31, 2010 and 2009:

	December 31,
	2010	2009
Trust preferred securities (1)	$8,500	$8,500
Common securities	263	263
Fair value adjustment	(6,345)	(6,501)

Total	$2,418	$2,262

(1)
Stated maturity of July 30, 2035. Redeemable at par at any time after July 30, 2010. Requires quarterly distributions initially at a fixed rate of 8.55 percent per annum through July 30, 2010 and thereafter at a variable rate of three-month LIBOR plus 3.75 percent per annum. At December 31, 2010, the interest rate was 4.04%.

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

           The following table shows the remaining principal balance and fair value of junior subordinated notes issued as of December 31, 2010 and 2009:

	December 31,
	2010	2009
Junior subordinated notes	$62,000	$62,000
Fair value adjustment	(52,689)	(54,489)

Total	$9,311	7,511

Note 15.—Notes Payable

Note payable—Credit Agreement

           In October 2009, the Company entered into a settlement agreement (the Settlement Agreement) with its remaining reverse repurchase facility lender to settle the restructured financing. The Settlement Agreement retired the facility and removed any further exposure associated with the line or the loans that secured the line. Pursuant to the terms of the Settlement Agreement, the Company settled the $140.0 million balance of the reverse repurchase line by (i) transferring the loans securing the line to the lender at their approximate carrying values, (ii) making in a cash payment of $20.0 million and (iii) entering into a credit agreement with the lender (the Credit Agreement) for a $33.9 million note payable. The borrowing under the Credit Agreement, which was to be paid over 18 months had an interest rate of one-month LIBOR plus 350 basis points and required a monthly principal and interest payment of $1.5 million. An additional $10.0 million principal payment was due and paid in April 2010 as part of the Credit Agreement. The Credit Agreement was fully satisfied in November 2010 as more fully described below.

Note payable—Debt Agreement

           In November 2010, the Company entered into an $8.0 million structured debt agreement using seven of the Company's residual interests (net trust assets) to pay off the balance owed on the Credit Agreement with the last remaining warehouse lender from 2007. The Company received net proceeds of $7.4 million. The payoff resulted in the full satisfaction of the Credit Agreement entered into by the Company on October 30, 2009 at a $1.3 million discount to the approximately $6.6 million outstanding

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

balance. This also resulted in the termination of all covenants, conditions and restrictions associated with that agreement. The payoff was accounted for as an extinguishment of debt and the Company recognized the gain on extinguishment of debt in other non-interest income in the accompanying consolidated statements of operations.

           The structured debt agreement is evidenced by an Indenture with Deutsche Bank National Trust Company, as trustee. It bears interest at a fixed rate of 10% per annum and is amortized in equal principal payments over 11 months with all distributions from the underlying residuals being used to make the monthly payments, and was recorded as a note payable in the accompanying consolidated balance sheets. If the cumulative residual payments are not sufficient to pay the required monthly principal and interest the Company would be required to pay the difference to avoid the transfer of the residuals and the rights to the associated future cash flows to the note holder. Any excess cash flows from the residuals are included in a reserve account, which is available to cover future shortfalls. The outstanding balance of the Debt Agreement at December 31, 2010 was $6.7 million and was current as to principal and interest payments.

Note 16.—Warehouse Borrowings

           In June 2010, the Company, through IRES and its subsidiaries, entered into a Master Repurchase Agreement with a regional bank providing a $10 million warehouse facility (Repurchase Agreement 1). The warehouse facility is used to fund and is secured by conforming single family residential mortgage loans. The agreement expires June 2011. The rate is one month LIBOR plus 4.00% with a floor of 5.00%. Under the terms of the warehouse facility, IRES and its subsidiaries are required to maintain various financial and other covenants. At December 31, 2010, the Company was not in compliance with these financial covenants, although the Company has received a waiver. In March 2011, the maximum borrowing capacity of the warehouse facility was increased to $25 million and the maturity was extended to April 2012, as described further in Note 19 Subsequent Events.

           In October 2010, as part of the acquisition of AmeriHome Mortgage Corporation (see Note 18. Business Combination), the Company, through its subsidiaries, assumed a Master Repurchase Agreement with a regional bank providing a $3.5 million warehouse facility (Repurchase Agreement 2). The warehouse facility is used to fund and is secured by conforming single family residential mortgage loans that are held for sale. The agreement expires January 2011. The rate range is the greater of the loan note rate or 4.50%. In December 2010, the lender temporarily increased the maximum borrowing capacity of the facility to $7.0 million. Under the terms of the warehouse facility, IRES and its subsidiaries are required to maintain various financial and other covenants. At December 31, 2010, the Company was in compliance with these financial covenants. In March 2011, the maturity of the facility was extended to April 2011, as described further in Note 19. Subsequent Events.

           In December 2010, the Company, through IRES and its subsidiaries, entered into a Master Repurchase Agreement with an additional regional bank providing a $25 million warehouse facility (Repurchase Agreement 3). The warehouse facility is used to fund and is secured by conforming single family residential mortgage loans that are held for sale. The agreement expires June 2011. The rate is one month LIBOR plus 4.00% with a floor of 4.75%. Under the terms of the warehouse facility, IRES and

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

its subsidiaries are required to maintain various financial and other covenants. At December 31, 2010, the Company was in compliance with these financial covenants.

	Maximum Borrowing Capacity	Allowable Advance Rates (%)	Balance Outstanding		Maturity Date
December 31, 2010
Short-term borrowings:
Repurchase agreement 1 (1)	$10,000	95	$477		June 30, 2011
Repurchase agreement 2 (2)	7,000	97	1,800		January 25, 2011
Repurchase agreement 3 (3)	25,000	98	1,780		June 30, 2011

Total short-term borrowings	$42,000		$4,057	(4)

1.
Rate range is one-month LIBOR plus 4%, with a floor of 5%. The maximum borrowing capacity increased to $25 million in March 2011.
2.
Rate range is the greater of the mortgage note rate or 4.5%. In March 2011, the maturity was extended to April 2011.
3.
Rate range is one-month LIBOR plus 4%, with a floor of 4.75%
4.
Amount included in other liabilities within the consolidated balance sheet at December 31, 2010.

Note 17.—Income Taxes

           Effective January 1, 2009, the Company revoked its election to be taxed as a real estate investment trust (REIT). As a result of revoking this election, the Company is subject to income taxes as a regular (Subchapter C) corporation.

           Income taxes for the years ended December 31, 2010 and 2009 were as follows:

	For the year ended December 31,
	2010	2009
Current income taxes:
Federal	$-	$1,997
State	205	20

Total current income taxes	205	2,017

Deferred income taxes:
Federal	-	-
State	-	-

Total deferred income taxes	-	-

Total income tax expense	$205	$2,017

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           Deferred tax assets are comprised of the following temporary differences between the financial statement carrying value and the tax basis of assets:

	For the year ended December 31,
	2010	2009
Deferred tax assets:
Fair value and REMIC transactions	$407,328	$421,241
Federal and state net operating losses	117,752	236,151
Derivative liabilities	24,162	53,952
REO—net realizable value	20,718	14,331
Depreciation and amortization	714	2,090
Other	1,952	575

Total gross deferred tax assets	572,626	728,340
Deferred tax liabilities:
Non-accrual loans	(2,529)	(185)

Valuation allowance	(570,097)	(728,155)

Total net deferred tax asset	$-	$-

           The following is a reconciliation of income taxes to the expected statutory federal corporate income tax rates for the years ended December 31, 2010 and 2009:

	For the year ended December 31,
	2010	2009
Expected income tax	$2,891	$3,793
State tax, net of federal benefit	133	764
Change in valuation allowance	(2,826)	(5,887)
Deferred charge	-	2,017
Other permanent items	7	1,330

Total income tax expense	$205	$2,017

           As of December 31, 2010, the Company had estimated federal and California net operating loss carryforwards of approximately $490.6 million and $492.1 million, respectively, of which $271.7 million (federal) relate to discontinued operations. During the year ended December 31, 2010, estimated net operating loss carryforwards were reduced as a result of the Company generating taxable income from cancellation of debt for approximately $426.2 million of securitized mortgage borrowings. Federal and state net operating loss carryforwards begin to expire in 2020 and 2017, respectively. California losses have been suspended by the state, thus the expiration begins in 2017.

           The Company has recorded a full valuation allowance against its deferred tax assets as management believes that as of December 31, 2010 and 2009, it is more likely than not that the deferred tax assets will not be recoverable.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           During the year ended December 31, 2009, the Company received $15.8 million in tax refunds, including interest, from the utilization of net operating losses (NOL). A Federal refund in the amount of $8.9 million was a result of an election to carryback a NOL five years pursuant to 2009 Federal legislation, The Worker, Homeownership, and Business Assistance Act of 2009 and is included in the earnings from discontinued operations. At December 31, 2010 discontinued operations had gross deferred tax assets of $117.9 million which had a full valuation allowance.

           The Company was examined by the State of California Franchise Tax Broad through tax year 2003 and by the Internal Revenue Service (specifically Impac Funding Corporation and subsidiaries) through 2006, with no significant resulting changes. The Company files numerous tax returns in various jurisdictions. While the Company is subject to examination by various taxing authorities, we believe there are no unresolved issues or claims likely to be material to our financial position. A subsidiary of the Company is currently under examination by the Internal Revenue Service for tax year 2008. Management believes that there are no unresolved issues or claims likely to be material to our financial position. As of December 31, 2010 the Company has no material uncertain tax positions.

Note 18.—Business Combinations

           On October 1, 2010, Excel Mortgage Servicing, Inc., a wholly-owned subsidiary of IRES, completed the acquisition of 51% of AmeriHome Mortgage Corporation (AmeriHome) whereby the Company made a $1.1 million cash payment to AmeriHome and entered into a note payable for $720,000. As part of the transaction, the Company was granted an option to purchase an additional 39% of AmeriHome beginning January 1, 2011 for 1.5 times 39% of the lesser of $5 million or Issuer's Book Value (IBV) of AmeriHome plus $550,000 in cash (see call option in Note 2. Fair Value of Financial Instruments). This option has a three-year term. In addition the founder of AmeriHome has a put option to sell his remaining 49% ownership beginning January 1, 2014 to the Company for the lesser of $5 million or IBV (see put option in Note 2. Fair Value of Financial Instruments). The IBV of AmeriHome was approximately $2.3 million at the time the Company purchased its 51% ownership interest.

           The transaction has been accounted for using the acquisition method of accounting which requires among other things, the assets and liabilities assumed to be recognized at their fair values as of

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

the acquisition date. The table below summarizes the fair values of the assets acquired and liabilities assumed as part of the AmeriHome acquisition:

ASSETS:
Cash	$734
Mortgage servicing rights	1,321
Loans held-for-sale	819
Other assets	626

Total assets	$3,500

LIABILITIES:
Warehouse note	$979
Other liabilities	200

Total liabilities	1,179
Net assets of AmeriHome	$2,321

Less attributable to noncontrolling interest	(1,137)
Call option asset	700
Put option liability	(64)

Total purchase price	$1,820

Note payable	(720)

Cash paid for acquisition	$1,100

           No goodwill was recorded in connection with the acquisition of AmeriHome.

           Acquisition costs were expensed as incurred and is included in general and administrative expenses for the Company.

           The acquisition was completed in October 2010 and accordingly results of operations from such date have been included in the Company's consolidated statement of operations. For the three months ended December 31, 2010, the AmeriHome acquisition resulted in an additional $355 thousand of consolidated revenue and $77 thousand of consolidated loss before income taxes.

           During 2009, the Company made a series of smaller acquisitions which included an asset management company, a mortgage broker and a title and escrow company regulated by the Department of Insurance. The aggregate purchase price totaled $1.6 million and was allocated primarily to intangible assets of $1.0 million and goodwill of $400 thousand.

Note 19.—Discontinued Operations

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

           The following table presents the discontinued operations' condensed balance sheets as of December 31, 2010 and 2009:

	Discontinued Operations December 31,
	2010	2009
Cash and cash equivalents	$113	$172
Restricted cash	91	501
Loans held-for-sale	-	2,371
Other assets	169	1,436

Total assets	373	4,480

Total liabilities	13,053	19,152

Total stockholders' deficit	$(12,680)	$(14,672)

           The following table presents discontinued operations' condensed statement of operations for the years ended December 31, 2010 and 2009.

	Discontinued Operations for the year ended December 31,
	2010	2009
Net interest income (expense)	$61	$(351)
Other non-interest income (expense)	704	(8,530)
Non-interest expense (income)	1,473	2,331

Net earnings (loss) before income tax benefit	2,238	(6,550)
Income tax benefit	-	8,865

Net earnings	$2,238	$2,315

Note 20.—Subsequent Events

           The Company has evaluated subsequent events through the date this financial statement was issued.

           In March 2011, the maximum borrowing capacity of Repurchase Agreement 1 as described in Note 16. Warehouse Borrowings was increased to $25 million and the maturity extended to April 2012.

           In March 2011, the maturity of the Company's $3.5 million Repurchase Agreement 2 as described in Note 16. Warehouse Borrowings was extended to April 2011.

           In March 2011, the Company entered into a master repurchase agreement with a regional bank providing a $20 million warehouse facility which expires in March 2012.

           In March 2011, Excel opened a regional production office in Lake Oswego, Oregon, along with other offices throughout Oregon, Washington, and Idaho.