Form 10-Q
period 2011-06-30
IMPAC MORTGAGE HOLDINGS INC
filed 2011-08-15
CIK 1000298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

There were 7,810,946 shares of common stock outstanding as of August 10, 2011.

IMPAC MORTGAGE HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Cash and cash equivalents	$8,944	$11,507
Restricted cash	4,536	1,495
Trust assets
Investment securities available-for-sale	447	645
Securitized mortgage collateral	5,641,957	6,011,675
Derivative assets	37	40
Real estate owned	72,490	92,708
Total trust assets	5,714,931	6,105,068

Mortgage loans held-for-sale	48,397	4,283
Assets of discontinued operations	196	373
Other assets	30,382	31,213
Total assets	$5,807,386	$6,153,939

LIABILITIES
Trust liabilities
Securitized mortgage borrowings	$5,651,842	$6,012,745
Derivative liabilities	38,141	65,916
Total trust liabilities	5,689,983	6,078,661

Warehouse borrowings	45,917	4,057
Long-term debt	12,148	11,728
Notes payable	8,040	6,874
Liabilities of discontinued operations	11,153	13,053
Other liabilities	12,969	11,869
Total liabilities	5,780,210	6,126,242

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Series A junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none issued or outstanding	—	—
Series B 9.375% redeemable preferred stock, $0.01 par value; liquidation value $16,904; 2,000,000 shares authorized, 665,592 noncumulative shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	7	7
Series C 9.125% redeemable preferred stock, $0.01 par value; liquidation value $35,389; 5,500,000 shares authorized; 1,405,086 noncumulative shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	14	14
Common stock, $0.01 par value; 200,000,000 shares authorized; 7,810,946 and 7,787,546 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	78	78
Additional paid-in capital	1,076,535	1,076,375
Net accumulated deficit:
Cumulative dividends declared	(822,520)	(822,520)
Retained deficit	(228,184)	(227,558)
Net accumulated deficit	(1,050,704)	(1,050,078)
Total Impac Mortgage Holdings, Inc. stockholders’ equity	25,930	26,396
Noncontrolling interests	1,246	1,301
Total equity	27,176	27,697
Total liabilities and stockholders’ equity	$5,807,386	$6,153,939

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

INTEREST INCOME	$202,383	$248,213	$420,465	$528,090
INTEREST EXPENSE	201,073	246,658	417,620	525,765
Net interest income	1,310	1,555	2,845	2,325

NON-INTEREST INCOME:
Change in fair value of net trust assets, excluding REO	2,403	(4,244)	7,299	3,128
(Losses) gains from REO	(739)	4,965	(4,988)	3,857
Non-interest income - net trust assets	1,664	721	2,311	6,985

Mortgage and real estate services fees	14,360	15,572	26,701	26,593
Other non-interest income	147	(3)	29	(285)
Total non-interest income	16,171	16,290	29,041	33,293

NON-INTEREST EXPENSE:
General and administrative	5,005	4,630	9,584	9,409
Personnel expense	12,294	10,768	23,060	20,449
Total non-interest expense	17,299	15,398	32,644	29,858
Earnings (loss) from continuing operations before income taxes	182	2,447	(758)	5,760
Income tax expense from continuing operations	9	45	21	129
Earnings (loss) from continuing operations	173	2,402	(779)	5,631
Earnings (loss) from discontinued operations, net of tax	8	804	(342)	3,190
Net earnings (loss)	181	3,206	(1,121)	8,821
Net loss attributable to noncontrolling interests	180	80	495	383
Net earnings (loss) attributable to IMH	$361	$3,286	$(626)	$9,204

Earnings (loss) per common share - basic:
Earnings (loss) from continuing operations attributable to IMH	$0.05	$0.32	$(0.04)	$0.78
Earnings (loss) from discontinued operations	0.00	0.11	(0.04)	0.41
Net earnings (loss) per share available to common stockholders	$0.05	$0.43	$(0.08)	$1.19

Earnings (loss) per common share - diluted:
Earnings (loss) from continuing operations attributable to IMH	$0.04	$0.30	$(0.04)	$0.72
Earnings (loss) from discontinued operations	0.00	0.09	(0.04)	0.38
Net earnings (loss) per share available to common stockholders	$0.04	$0.39	$(0.08)	$1.10

See accompanying notes to consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Six Months
	Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings	$(1,121)	$8,821

Losses from real estate owned	4,988	(3,857)
Change in fair value of mortgage servicing rights	34	—
Extinguishment of debt	338	—
Gain on sale of loans	(2,070)	—
Origination of mortgage loans held-for-sale	(272,747)	—
Sale and principal reduction on mortgage loans held-for-sale	231,518	—
Change in fair value of net trust assets, excluding REO	(39,970)	(67,817)
Change in fair value of long-term debt	(643)	216
Accretion of interest income and expense	171,361	224,061
Change in REO impairment reserve	(15,861)	(12,481)
Stock-based compensation	148	472
Net change in restricted cash	(3,041)	—
Net change in other assets and liabilities	1,465	(1,864)
Net cash used in operating activities of discontinued operations	(1,824)	(3,339)
Net cash provided by operating activities	72,575	144,212

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in securitized mortgage collateral	371,190	392,211
Net change in mortgages held-for-investment	5	141
Maturity of short-term investments	—	5,000
Purchase of premises and equipment	(378)	(746)
Net principal change in investment securities available-for-sale	110	77
Proceeds from the sale of real estate owned	85,103	130,492
Net cash provided by investing activities of discontinued operations	—	1,693
Net cash provided by investing activities	456,030	528,868

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of warehouse borrowings	(227,759)	—
Borrowings under warehouse agreements	269,619	—
Repayment of securitized mortgage borrowings	(574,492)	(665,308)
Issuance of note payable	8,815	—
Principal payments on notes payable	(7,358)	(18,542)
Principal payments on capital lease	(106)	—
Proceeds from exercise of stock options	12	8
Net cash used in financing activities	(531,269)	(683,842)

Net change in cash and cash equivalents	(2,664)	(10,762)
Cash and cash equivalents at beginning of period	11,620	25,850
Cash and cash equivalents at end of period - Continuing Operations	8,944	14,912
Cash and cash equivalents at end of period - Discontinued Operations	12	176
Total cash and cash equivalents at end of period	$8,956	$15,088

NON-CASH TRANSACTIONS (Continuing and Discontinued Operations):
Transfer of securitized mortgage collateral to real estate owned	$54,104	$80,569
Acquisition of equipment purchased through capital leases	530	—
Net effect of consolidation of net trust assets from adoption of accounting principle	—	119,631
Net effect of consolidation of net trust liabilities from adoption of accounting principle	—	(119,631)

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data or as otherwise indicated)

Note 1.—Summary of Business, Market Conditions, and Financial Statement Presentation

Business Summary

Impac Mortgage Holdings, Inc. (the Company or IMH) is a Maryland corporation incorporated in August 1995 and has the following subsidiaries: Integrated Real Estate Service Corporation (IRES), IMH Assets Corp. (IMH Assets), Impac Warehouse Lending Group, Inc. (IWLG) and Impac Funding Corporation (IFC).

The Company’s continuing operations include the long-term mortgage portfolio (residual interests in securitizations determined as total trust assets minus total trust liabilities in the consolidated balance sheets) and the mortgage and real estate fee-based business activities conducted by IRES.  In addition, in 2011 the Company, through IRES, continued its expansion into mortgage lending.  The discontinued operations include the former non-conforming mortgage and retail operations conducted by IFC and subsidiaries, and warehouse lending operations conducted by IWLG.

The information contained throughout this document is presented on a continuing operations basis, unless otherwise stated.

Market Update and Liquidity

During the first half of 2011, we continue to see home price declines in many markets as housing prices remained under pressure due to elevated foreclosure levels. In addition, foreclosure delays among other market conditions may result in continued downward pressure on home prices for the foreseeable future.

Mortgage lending and credit market conditions remained weak through the first half of 2011 due primarily to the continued economic uncertainty and slower than expected recovery. Existing uncertainties surrounding the housing market, economy and regulatory environment will continue to present challenges for the Company. The ongoing economic stress or further deterioration of general economic conditions could prolong or increase borrower defaults leading to deteriorating performance of our long-term mortgage portfolio and hinder the growth and profitability of our mortgage lending operations.

A number of factors make it difficult to predict when a sustained recovery in the housing and credit markets will occur. Concerns about the future of the U.S. economy, including the pace and magnitude of recovery from the recent economic recession, consumer confidence, volatility in energy prices, credit market volatility and trends in corporate earnings will continue to influence the U.S. economic recovery and the capital markets. In particular, continued improvement in unemployment rates and a sustained recovery of the housing markets remain critical components of a broader U.S. economic recovery. U.S. unemployment rates, which have been a major factor in the deterioration of credit quality in the U.S., remained high through June 2011.  While the unemployment rate marginally improved from December 2010, it actually increased during the second quarter. Also, a significant number of U.S. residents are no longer looking for work and, therefore, are not reflected in the U.S. unemployment rates. Unemployment rates in many states are at or above the U.S. national average. Unemployment rates in several states are at or above 10.0 percent, including California and Florida.  California and Florida represent the states with the highest concentration in our long-term mortgage portfolio.

The Company’s ability to meet its long-term liquidity requirements is subject to several factors, such as generating fees from the mortgage and real estate business activities and realizing cash flows from the long-term mortgage portfolio. The Company’s future financial performance and success are dependent in large part upon the ability to grow the mortgage and real estate business activities, including providing services to third parties and expanding the mortgage lending operations. The Company believes that current cash balances, cash flows from mortgage lending operations and real estate services fees generated from the long-term mortgage portfolio, and residual interest cash flows from the long-term mortgage portfolio are adequate for the current operating needs. However, the mortgage and real estate services market is volatile, highly competitive and subject to increased regulation. The Company’s ability to compete successfully in the mortgage and real estate services industry may be challenging as its business activities have been established in the last few years and many competitors have recently entered or have established businesses delivering similar services. Additionally, the mortgage lending environment is extremely competitive and highly regulated. The future success of the mortgage lending operations will depend on a number of factors, including the ability to procure adequate financing to fund loan production, maintaining associated financial covenants of lenders, housing market conditions, economic recovery and financial regulatory reform. If the Company is unsuccessful, the Company may be unable to satisfy the future operating costs and liabilities, including repayment of the note payable and long-term debt. To be successful in expanding the business and providing adequate returns to the shareholders, the Company may seek additional financing in the form of debt or equity capital.

Financial Statement Presentation

The accompanying unaudited consolidated financial statements of IMH and its subsidiaries (as defined above) have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These interim period condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the United States Securities and Exchange Commission (SEC).

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

Legal Proceedings

On May 25, 2011, the lawsuit filed in the United States District court, Central district of California as Case No. SACV11-00717 entitled Norma B. Power Trust, individually and on Behalf of All Others Similarly Situated v. Impac Mortgage Holdings, Inc., et al, regarding allegations of unauthorized false, invalid amendments to the Company’s corporate charter with regards to its series B Preferred Stock and Series C Preferred Stock was voluntarily dismissed by the plaintiffs.

We are party to litigation and claims which are normal in the course of our operations.  While the results of such other litigation and claims cannot be predicted with certainty, we believe the final outcome of such matters will not have a material adverse effect on our financial condition or results of operations.

Please refer to IMH’s report on Form 10-K for the year ended December 31, 2010 and Form 10-Q for the quarter ended March, 31, 2011for a description of litigation and claims.

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

The following table presents the estimated fair value of financial instruments included in the consolidated financial statements as of the dates indicated:

	June 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$8,944	$8,944	$11,507	$11,507
Restricted cash	4,536	4,536	1,495	1,495
Investment securities available-for-sale	447	447	645	645
Securitized mortgage collateral	5,641,957	5,641,957	6,011,675	6,011,675
Derivative assets - securitized trusts	37	37	40	40
Derivative assets - lending	294	294	—	—
Mortgage servicing rights	1,405	1,405	1,439	1,439
Mortgage loans held-for-sale	48,397	48,397	4,283	4,283
Call option	454	454	706	706

Liabilities
Securitized mortgage borrowings	5,651,842	5,651,842	6,012,745	6,012,745
Derivative liabilities - securitized trusts	38,141	38,141	65,916	65,916
Derivative liabilities - lending	131	131	—	—
Long-term debt	12,148	12,148	11,728	11,728
Warehouse borrowings	45,917	45,917	4,057	4,057
Notes payable	8,040	9,258	6,874	6,818
Put option	23	23	61	61

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

The mortgage lending operations enters into interest rate lock commitments (IRLCs) and utilizes forward sold Fannie Mae and Ginnie Mae mortgage backed securities (Hedging Instruments) to hedge the fair value changes associated with changes in interest rates relating to its conforming mortgage loan origination operations.  The fair value of IRLCs and Hedging Instruments are represented as derivative assets and liabilities – lending in the table above.

Refer to Recurring Fair Value Measurements below for a description of the valuation methods used to determine the fair value of investment securities available for sale, securitized mortgage collateral and borrowings, derivative assets and liabilities – securitized trusts, derivative assets and liabilities - lending, long-term debt, mortgage servicing rights, loans held-for-sale, and call and put options.

The carrying amount of cash and cash equivalents and restricted cash approximates fair value.

Warehouse borrowings fair value approximates carrying amounts due to the short-term nature of the liabilities at market rates and do not present unanticipated interest rate or credit concerns.

Notes payable includes notes with maturities ranging from less than a year to three years. Notes payable is recorded at amortized cost, net of any discounts.  The estimated fair value is determined using a discounted cash flow model using estimated market rates.

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

As a result of the lack of observable market data resulting from inactive markets, the Company has classified its investment securities available-for-sale, securitized mortgage collateral and borrowings, net derivative liabilities — securitized trusts, long-term debt, mortgage servicing rights, and call and put options as Level 3 fair value measurements. Level 3 assets and liabilities were 99% and 100%, respectively, of total assets and total liabilities measured at estimated fair value at June 30, 2011 and December 31, 2010.

Recurring Fair Value Measurements

We assess our financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by ASC Topic 810. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the beginning of the reporting period. There were no material transfers between our Level 1 and Level 2 classified instruments during the three and six months ended June 30, 2011.

The following tables present the Company’s assets and liabilities that are measured at estimated fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option at June 30, 2011 and December 31, 2010, based on the fair value hierarchy:

	Recurring Fair Value Measurements
	June 30, 2011			December 31, 2010
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investment securities available-for-sale	$—	$—	$447	$—	$—	$645
Mortgage loans held-for-sale	—	48,397	—	—	4,283	—
Derivative assets, net - lending (1)	—	163	—	—	—	—
Mortgage servicing rights (2)	—	—	1,405	—	—	1,439
Call option (2)	—	—	454	—	—	706
Securitized mortgage collateral	—	—	5,641,957	—	—	6,011,675
Total assets at fair value	$—	$48,560	$5,644,263	$—	$4,283	$6,014,465

Liabilities
Securitized mortgage borrowings	$—	$—	$5,651,842	$—	$—	$6,012,745
Derivative liabilities, net - securitized trusts (3)	—	—	38,104	—	—	65,876
Long-term debt	—	—	12,148	—	—	11,728
Put option (4)	—	—	23	—	—	61
Total liabilities at fair value	$—	$—	$5,702,117	$—	$—	$6,090,410

(1)

At June 30, 2011, derivative assets, net — lending, included $294 thousand in IRLCs and $131 thousand in Hedging Instruments, respectively, associated with the Company’s newly formed mortgage lending operations, and is included in other assets and liabilities in the accompanying consolidated balance sheets.

(2)	Included in other assets in the accompanying consolidated balance sheets.
(3)

At June 30, 2011, derivative liabilities, net — securitized trusts, included $37 thousand in derivative assets and $38.1 million in derivative liabilities, included within trust assets and trust liabilities, respectively. At December 31, 2010, derivative liabilities, net — securitized trusts, included $40 thousand in derivative assets and $65.9 million in derivative liabilities, included within trust assets and trust liabilities, respectively.

(4)	Included in other liabilities in the accompanying consolidated balance sheets.

The following tables present a reconciliation for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2011 and 2010:

	Level 3 Recurring Fair Value Measurements
	For the three months ended June 30, 2011
	Investment securities available- for-sale	Securitized mortgage collateral	Securitized mortgage borrowings	Derivative liabilities, net	Mortgage servicing rights	Call option	Put option	Long-term debt
Fair value, March 31, 2011	$415	$6,053,766	$(6,056,577)	$(46,205)	$1,340	$483	$(61)	$(12,030)
Total gains (losses) included in earnings:
Interest income (1)	30	95,476	—	—	—	—	—	—
Interest expense (1)	—	—	(179,186)	—	—	—	—	(523)
Change in fair value	56	(286,713)	296,261	(7,201)	65	(29)	38	405
Total gains (losses) included in earnings	86	(191,237)	117,075	(7,201)	65	(29)	38	(118)
Transfers in and/or out of Level 3	—	—	—	—	—	—	—	—
Purchases, issuances and settlements
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—	—
Settlements	(54)	(220,572)	287,660	15,302	—	—	—	—
Fair value, June 30, 2011	$447	$5,641,957	$(5,651,842)	$(38,104)	$1,405	$454	$(23)	$(12,148)
Unrealized gains (losses) still held (2)	$258	$(4,415,570)	$6,339,646	$(38,059)	$—	$—	$—	$58,615

(1)

Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. The total net interest income, including cash received and paid, was $1.3 million for the three months ended June 30, 2011, as reflected in the accompanying consolidated statement of operations. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations is primarily from contractual interest on the securitized mortgage collateral and borrowings.

(2)	Represents the amount of unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held and reflected in the fair values at June 30, 2011.

	Level 3 Recurring Fair Value Measurements
	For the three months ended June 30, 2010
	Investment securities available- for-sale	Securitized mortgage collateral	Securitized mortgage borrowings	Derivative liabilities, net	Long-term debt
Fair value, March 31, 2010	$670	$6,366,855	$(6,351,890)	$(117,876)	$(10,732)
Total gains (losses) included in earnings:
Interest income (1)	66	123,970	—	—	—
Interest expense (1)	—	—	(221,491)	—	(700)
Change in fair value	541	(30,644)	37,152	(11,293)	75
Total gains (losses) included in earnings	607	93,326	(184,339)	(11,293)	(625)
Transfers in and/or out of Level 3	—	—	—	—	—
Purchases, issuances and settlements
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	(8)	(244,968)	335,637	28,446	—
Fair value, June 30, 2010	$1,269	$6,215,213	$(6,200,592)	$(100,723)	$(11,357)
Unrealized gains (losses) still held (2)	$969	$(5,206,813)	$6,909,596	$(101,937)	$59,406

(1)

Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. The total net interest income, including cash received and paid, was $1.6 million for the three months ended June 30, 2010, as reflected in the accompanying consolidated statement of operations. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations is primarily from contractual interest on the securitized mortgage collateral and borrowings.

(2)	Represents the amount of unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held and reflected in the fair values at June 30, 2010.

	Level 3 Recurring Fair Value Measurements
	For the six months ended June 30, 2011
	Investment securities available- for-sale	Securitized mortgage collateral	Securitized mortgage borrowings	Derivative liabilities, net	Mortgage servicing rights	Call option	Put option	Long-term debt
Fair value, December 31, 2010	$645	$6,011,675	$(6,012,745)	$(65,876)	$1,439	$706	$(61)	$(11,728)
Total gains (losses) included in earnings:
Interest income (1)	58	202,845	—	—	—	—	—	—
Interest expense (1)	—	—	(373,201)	—	—	—	—	(1,063)
Change in fair value of net trust assets, excluding REO	(146)	(147,268)	158,983	(4,271)	(34)	(252)	38	643
Total (losses) gains included in earnings	(88)	55,577	(214,218)	(4,271)	(34)	(252)	38	(420)
Transfers in and/or out of Level 3	—	—	—	—				—
Purchases, issuances and settlements
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—	—
Settlements	(110)	(425,295)	575,121	32,043	—	—	—	—
Fair value, June 30, 2011	$447	$5,641,957	$(5,651,842)	$(38,104)	$1,405	$454	$(23)	$(12,148)
Unrealized gains (losses) still held (2)	$258	$(4,415,570)	$6,339,646	$(38,059)	$—	$—	$—	$58,615

(3)          Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. The total net interest income, including cash received and paid, was $2.8 million for the six months ended June 30, 2011, as reflected in the accompanying consolidated statement of operations.  The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations is primarily from contractual interest on the securitized mortgage collateral and borrowings.

	Level 3 Recurring Fair Value Measurements
	For the six months ended June 30, 2010
	Investment securities available- for-sale	Securitized mortgage collateral	Securitized mortgage borrowings	Derivative liabilities, net	Long-term debt
Fair value, December 31, 2009	$813	$5,666,122	$(5,659,865)	$(126,457)	$(9,773)
Total gains (losses) included in earnings:
Interest income (1)	113	254,199	—	—	—
Interest expense (1)	—	—	(477,004)	—	(1,368)
Change in fair value of net trust assets, excluding REO	718	650,765	(619,047)	(29,308)	(216)
Total (losses) gains included in earnings	831	904,964	(1,096,051)	(29,308)	(1,584)
Adoption of ASU 2009-17 (2)	(298)	116,907	(110,618)	(9,013)	—
Transfers in and/or out of Level 3	—	—	—	—	—
Purchases, issuances and settlements
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	(77)	(472,780)	665,942	64,055	—
Fair value, June 30, 2010	$1,269	$6,215,213	$(6,200,592)	$(100,723)	$(11,357)

(1)          Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. The total net interest income, including cash received and paid, was $2.3 million for the six months ended June 30, 2010, as reflected in the accompanying consolidated statement of operations.  The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations is primarily from contractual interest on the securitized mortgage collateral and borrowings.

(2)          Amounts represent the consolidation and deconsolidation of trust assets and liabilities as a result of the adoption of ASU 2009-17 on January 1, 2010.  See Note 1. — Summary of Market Conditions and Liquidity, Business and Financial Statement Presentation including Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2010 for the impact of the adoption of ASU 2009-17 on our consolidated financial statements.

The following tables present the changes in recurring fair value measurements included in net earnings (loss) for the three and six months ended June 30, 2011 and 2010:

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Earnings
	For the three months ended June 30, 2011
	Interest	Interest	Change in Fair Value of			Other Non-interest	Mortgage and real
	Income (1)	Expense (1)	Net Trust Assets		Long-term Debt	Income	estate services fees	Total
Investment securities available-for-sale	$30	$—	$56		$—	$—	$—	$86
Securitized mortgage collateral	95,476	—	(286,713)		—	—	—	(191,237)
Securitized mortgage borrowings	—	(179,186)	296,261		—	—	—	117,075
Mortgage servicing rights	—	—	—		—	65	—	65
Call option	—	—	—		—	(29)	—	(29)
Put option	—	—	—		—	38	—	38
Derivative liabilities, net	—	—	(7,201	)(2)	—	—	—	(7,201)
Long-term debt	—	(523)	—		405	—	—	(118)
Mortgage loans held-for-sale	—	—	—		—	—	531	531
Derivative assets - IRLCs	—	—	—		—	—	283	283
Derivative liabilities - Hedging Instruments	—	—	—		—	—	(169)	(169)
Total	$95,506	$(179,709)	$2,403	(3)	$405	$74	$645	$(80,676)

(1)    Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.

(2)    Included in this amount is $8.4 million in changes in the fair value of derivative instruments, offset by $15.6 million in cash payments from the securitization trusts for the three months ended June 30, 2011.

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Loss
	For the three months ended June 30, 2010
	Interest	Interest	Change in Fair Value of
	Income (1)	Expense (1)	Net Trust Assets		Long-term Debt	Total
Investment securities available-for-sale	$66	$—	$541		$—	$607
Securitized mortgage collateral	123,970	—	(30,644)		—	93,326
Securitized mortgage borrowings	—	(221,491)	37,152		—	(184,339)
Derivative liabilities, net	—	—	(11,293	)(2)	—	(11,293)
Long-term debt	—	(700)	—		75	(625)
Total	$124,036	$(222,191)	$(4,244	)(3)	$75	$(102,324)

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

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Earnings
	For the six months ended June 30, 2011
	Interest	Interest	Change in Fair Value of			Other Non-interest	Mortgage and real
	Income (1)	Expense (1)	Net Trust Assets		Long-term Debt	Income	estate services fees	Total
Investment securities available-for-sale	$58	$—	$(146)		$—	$—	$—	$(88)
Securitized mortgage collateral	202,845	—	(147,268)		—	—	—	55,577
Securitized mortgage borrowings	—	(373,201)	158,983		—	—	—	(214,218)
Mortgage servicing rights	—	—	—		—	(34)	—	(34)
Call option	—	—	—		—	(252)	—	(252)
Put option	—	—	—		—	38	—	38
Derivative liabilities, net	—	—	(4,271	)(2)	—	—	—	(4,271)
Long-term debt	—	(1,063)	—		643	—	—	(420)
Mortgage loans held-for-sale	—	—	—		—	—	815	815
Derivative assets - IRLCs	—	—	—		—	—	294	294
Derivative liabilities - Hedging Instruments	—	—	—		—	—	(127)	(127)
Total	$202,903	$(374,264)	$7,298	(3)	$643	$(248)	$982	$(162,686)

(1)    Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.

(2)    Included in this amount is $28.4 million in changes in the fair value of derivative instruments, offset by $32.7 million in cash payments from the securitization trusts for the three months ended June 30, 2011.

(3)    For the six months ended June 30, 2011, change in the fair value of trust assets, excluding REO was $7.3 million.  Excluded from the $40.0 million change in fair value of net trust assets, excluding REO, in the accompanying consolidated statement of cash flows is $32.7 million in cash payments from the securitization trusts related to the Company’s net derivative liabilities.

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Loss
	For the six months ended June 30, 2010
	Interest	Interest	Change in Fair Value of
	Income (1)	Expense (1)	Net Trust Assets		Long-term Debt	Total
Investment securities available-for-sale	$113	$—	$718		$—	$831
Securitized mortgage collateral	254,199	—	650,765		—	904,964
Securitized mortgage borrowings	—	(477,004)	(619,047)		—	(1,096,051)
Derivative liabilities, net	—	—	(29,308	)(2)	—	(29,308)
Long-term debt	—	(1,368)	—		(216)	(1,584)
Total	$254,312	$(478,372)	$3,128	(3)	$(216)	$(221,148)

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

(3)   For the six months ended June 30, 2010, change in the fair value of net trust assets, excluding REO was $3.1 million. Excluded from the $67.8 million change in fair value of net trust assets, excluding REO, in the accompanying consolidated statement of cash flows is $64.7 million in cash payments from the securitization trusts related to the Company’s net derivative liabilities.

The following is a description of the measurement techniques for items recorded at estimated fair value on a recurring basis.

Investment securities available-for-sale—The Company elected to carry all of its investment securities available-for-sale at fair value. The investment securities consist primarily of non-investment grade mortgage-backed securities. The fair value of the investment securities is measured based upon the Company’s expectation of inputs that other market participants would use. Such assumptions include judgments about the underlying collateral, prepayment speeds, future credit losses, forward interest rates and certain other factors. Given the market disruption and lack of observable market data as of June 30, 2011 and December 31, 2010, the estimated fair value of the investment securities available-for-sale was measured using significant internal expectations of market participants’ assumptions.  Investment securities available-for-sale are considered a Level 3 measurement at June 30, 2011.

Mortgage servicing rights—The Company elected to carry all of its mortgage servicing rights arising from its newly acquired mortgage lending operation at fair value. The fair value of mortgage servicing rights is based upon an internal discounted cash flow model. The valuation model incorporates assumptions that market participants would use in estimating the fair value of servicing. These assumptions include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, prepayment and late fees, among other considerations. Mortgage servicing rights are considered a Level 3 measurement at June 30, 2011.

Mortgage loans held-for-sale—The Company elected to carry its mortgage loans held-for-sale originated from its recently formed residential mortgage lending platform at fair value. Fair value is based on quoted market prices, where available, prices for other traded mortgage loans with similar characteristics, and purchase commitments and bid information received from market participants. Given the meaningful level of secondary market activity for conforming mortgage loans, active pricing is available for similar assets and accordingly, the Company classifies its mortgage loans held-for-sale as a Level 2 measurement at June 30, 2011.

Call option—As part of the acquisition of AmeriHome Mortgage Corporation (AmeriHome) as more fully discussed in Note 18.—Business Combinations of our Annual Report on Form 10-K for the year ended December 31, 2010, the purchase agreement included a call option to purchase an additional 39% of AmeriHome. The estimated fair value is based on a multinomial model incorporating various assumptions including expected future book value of AmeriHome, the probability of the option being exercised, volatility, expected term and certain other factors. The call option is considered a Level 3 measurement at June 30, 2011.

Put option—As part of the acquisition of AmeriHome, a put option which allows the noncontrolling interest holder to sell his remaining 49% of AmeriHome to the Company in the event the Company does not exercise the call option discussed above. The estimated fair value is based on a multinomial model incorporating various assumptions including expected future book value of AmeriHome, the probability of the option being exercised, volatility, expected term and certain other factors. The put option is considered a Level 3 measurement at June 30, 2011.

Securitized mortgage collateral—The Company elected to carry all of its securitized mortgage collateral at fair value. These assets consist primarily of non-conforming mortgage loans securitized between 2002 and 2007. Fair value measurements are based on the Company’s internal models used to compute the net present value of future expected cash flows with observable market participant assumptions where available. The Company’s assumptions include its expectations of inputs that other market participants would use in pricing these assets. These assumptions include judgments about the underlying collateral, prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors.  As of June 30, 2011, securitized mortgage collateral had an unpaid principal balance of $10.1 billion, compared to an estimated fair value of $5.6 billion. The aggregate unpaid principal balance exceeds the fair value by $4.5 billion at June 30, 2011.  As of June 30, 2011, the unpaid principal balance of loans 90 days or more past due was $1.7 billion compared to an estimated fair value of $0.5 billion. The aggregate unpaid principal balances of loans 90 days or more past due exceed the fair value by $1.2 billion at June 30, 2011.  Securitized mortgage collateral is considered a level 3 measurement at June 30, 2011.

Securitized mortgage borrowings—The Company elected to carry all of its securitized mortgage borrowings at fair value. These borrowings consist of individual tranches of bonds issued by securitization trusts and are primarily backed by non-conforming mortgage loans. Fair value measurements include the Company’s judgments about the underlying collateral and assumptions such as prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of June 30, 2011, securitized mortgage borrowings had an outstanding principal balance of $10.2 billion compared to an estimated fair value of $5.7 billion. The aggregate outstanding principal balance exceeds the fair value by $4.5 billion at June 30, 2011.  Securitized mortgage borrowings is considered a level 3 measurement at June 30, 2011.

Long-term debt—The Company elected to carry all of its long-term debt (consisting of trust preferred securities and junior subordinated notes) at fair value. These securities are measured based upon an analysis prepared by management, which considered the Company’s own credit risk, including settlements with trust preferred debt holders and discounted cash flow analysis. As of June 30, 2011, long-term debt had an unpaid principal balance of $70.5 million compared to an estimated fair value of $12.1 million. The aggregate unpaid principal balance exceeds the fair value by $58.4 million at June 30, 2011.  The long-term debt is considered a level 3 measurement at June 30, 2011.

Derivative assets and liabilities — Securitized trusts—For non-exchange traded contracts, fair value is based on the amounts that would be required to settle the positions with the related counterparties as of the valuation date. Valuations of derivative assets and liabilities are based on observable market inputs, if available. To the extent observable market inputs are not available, fair values measurements include the Company’s judgments about future cash flows, forward interest rates and certain other factors, including counterparty risk. Additionally, these values also take into account the Company’s own credit standing, to the extent applicable; thus, the valuation of the derivative instrument includes the estimated value of the net credit differential between the counterparties to the derivative contract.  As of June 30, 2011, the notional balance of derivative assets and liabilities — securitized trusts was $2.7 billion.  These derivatives are included in the consolidated securitization trusts, which are nonrecourse to the Company, and thus the economic risk from these derivatives is limited to the Company’s residual interests in the securitization trusts.

Derivative assets and liabilities - Lending — The Company’s derivative assets and liabilities are carried at fair value as required by GAAP and are accounted for as free standing derivatives.  The derivative assets are IRLCs with prospective residential mortgage borrowers whereby the interest rate on the loan is determined prior to funding and the borrowers have locked in that interest rate.  These commitments are determined to be derivative instruments.  The derivative liabilities are Hedging Instruments used to hedge the fair value changes associated with changes in interest rates relating to its conforming mortgage loan origination operations.  The Company hedges the period from the interest rate lock (assuming a fall-out factor) to the date of the loan sale. The estimated fair value is based on current market prices for similar instruments. Given the meaningful level of secondary market activity for derivative contracts, active pricing is available for similar assets and accordingly, the Company classifies its derivative assets and liabilities as a Level 2 measurement at June 30, 2011.

The following table includes information for the derivative assets and liabilities — lending for the periods presented:

		Total Gains (Losses)
	Notional Balance	For the Three Months Ended	For the Six Months Ended
	June 30, 2011	June 30, 2011 (1)	June 30, 2011 (1)
Derivative assets - IRLC’s	$54,043	$283	$294
Derivative liabilities - TBA/FNMA’s	61,000	(2,051)	(2,045)

(1)   Amounts included in mortgage and real estate services fees within the accompanying consolidated statements of operations.

Nonrecurring Fair Value Measurements

The Company is required to measure certain assets and liabilities at estimated fair value from time to time. These fair value measurements typically result from the application of specific accounting pronouncements under GAAP. The fair value measurements are considered nonrecurring fair value measurements under FASB ASC 820-10.

The following tables present financial and non-financial assets and liabilities measured using nonrecurring fair value measurements at June 30, 2011 and 2010, respectively:

	Nonrecurring Fair Value Measurements			Total Gains (Losses)
	June 30, 2011			For the Three Months Ended	For the Six Months Ended
	Level 1	Level 2	Level 3	June 30, 2011 (5)	June 30, 2011 (5)
REO (1)	$—	$45,297	$—	$(739)	$(4,986)
Lease liability (2)	—	—	(2,175)	(85)	(302)
Deferred charge (3)	—	—	13,144	—	—
Intangible assets (4)	—	—	1,479	—	—

(1)   Balance represents REO at June 30, 2011 which have been impaired subsequent to foreclosure.  Amounts are included in continuing operations.   For the three and six months ended June 30, 2011, the $739 thousand and $5.0 million loss, respectively, represent additional impairment write-downs during the period.

(2)   Amounts are included in discontinued operations.  For the three and six months ended June 30, 2011, the Company recorded $85 thousand and $302 thousand  in losses, respectively, resulting from changes in lease liabilities as a result of changes in our expected minimum future lease payments.

(3)   Amounts are included in continuing operations. For the three and six months ended June 30, 2011, the Company recorded zero in income tax expense resulting from impairment write-downs based on changes in estimated cash flows and lives of the related mortgages retained in the securitized mortgage collateral.

(4)   Amount is included in other assets in the accompanying consolidated balance sheets.

(5)   Total gains (losses) reflect gains and losses from all nonrecurring measurements during the period.

	Non-recurring Fair Value Measurements			Total Gains (Losses)
	June 30, 2010			For the Three Months Ended	For the Six Months Ended
	Level 1	Level 2	Level 3	June 30, 2010 (5)	June 30, 2010 (5)
Mortgage loans held-for-sale	$—	$—	$—	$(195)	$(220)
REO (1)	—	70,326	—	(200)	828
Lease liability (2)	—	—	(2,776)	78	557
Deferred charge (3)	—	—	13,144	—	—
Intangible asset (4)	—	—	1,000	—	—

(1)   The $70.3 million in REO is within continuing operations at June 30, 2010.  Balance represents REO at June 30, 2010 which have been impaired subsequent to foreclosure.  For the three months ended June 30, 2010, the $200 thousand loss related to additional impairment write-downs during the period was within continuing operations.  For the six months ended June 30, 2010, the $828 thousand gains during the period included $473 thousand and $355 thousand within continuing and discontinued operations, respectively.

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

Mortgage loans held-for-sale—Mortgage loans held-for-sale (included in assets of discontinued operations) for which the fair value option was not elected are carried at the lower of cost or market (LOCOM). When available, such measurements are based upon what secondary markets offer for portfolios with similar characteristics, and are considered Level 2 measurements. If market pricing is not available, such measurements are significantly impacted by the Company’s expectations of other market participants’ assumptions, and are considered Level 3 measurements. The Company utilizes internal pricing processes to estimate the fair value of these loans, which is based on recent loan sales and estimates of the fair value of the underlying collateral. Loans held-for-sale from the discontinued non-conforming lending division is considered Level 3 fair value measurements at June 30, 2010.

Real estate owned—REO consists of residential real estate acquired in satisfaction of loans. Upon foreclosure, REO is adjusted to the estimated fair value of the residential real estate less estimated selling and holding costs, offset by expected contractual mortgage insurance proceeds to be received, if any. Subsequently, REO is recorded at the lower of carrying value or estimated fair value less costs to sell. Fair values of REO are generally based on observable market inputs, and considered Level 2 measurements at June 30, 2011.

Lease liability—In connection with the discontinuation of our non-conforming mortgage, retail mortgage, warehouse lending and commercial operations, a significant amount of office space that was previously occupied is no longer being used by the Company. The Company has subleased a significant amount of this office space. The Company has recorded a liability, included within discontinued operations, representing the present value of the minimum lease payments over the remaining life of the lease, offset by the expected proceeds from sublet revenue related to this office space. This liability is based on present value techniques that  incorporate the Company’s judgments about estimated sublet revenue and discount rates. Therefore, this liability is considered a Level 3 measurement at June 30, 2011.

Deferred charge—Deferred charge represents the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH in prior years. The deferred charge is amortized as a component of income tax expense over the estimated life of the mortgages retained in the securitized mortgage collateral. The Company evaluates the deferred charge for impairment quarterly using internal estimates of estimated cash flows and lives of the related mortgages retained in the securitized mortgage collateral. If the deferred charge is determined to be impaired, it is amortized as a component of income tax expense. Deferred charge is considered a Level 3 measurement at June 30, 2011.

Intangible assets—Intangible assets deemed to have an indefinite life are tested annually for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment losses are recognized if carrying amount of an intangible asset exceeds its estimated fair value. Intangible asset, which is included in other assets of continuing operations, is considered a Level 3 measurement at June 30, 2011.

Note 3.—Stock Options

There were no options granted during the six months ended June 30, 2011 or 2010, respectively.

The following table summarizes activity, pricing and other information for the Company’s stock options for the six months ended June 30, 2011:

		Weighted-
		Average
	Number of	Exercise
	Shares	Price ($)
Options outstanding at January 1, 2011	1,476,704	$6.28
Options granted	—	—
Options exercised	(23,400)	0.53
Options forfeited / cancelled	(109,198)	26.60
Options outstanding at June 30, 2011	1,344,106	$4.73
Options exercisable at June 30, 2011	967,382	$5.50

As of June 30, 2011, there was approximately $750 thousand of total unrecognized compensation cost related to stock option compensation arrangements granted under the plan, net of estimated forfeitures. That cost is expected to be recognized over the remaining weighted average period of 2.39 years.

The following table summarizes activity, pricing and other information for the Company’s restricted stock units (RSU’s) for the six months ended June 30, 2011:

Weighted-
Average
	Number of	Grant Date
	Shares	Fair Value
RSU’s outstanding at January 1, 2011	24,000	$2.73
RSU’s granted	—	—
RSU’s exercised	—	—
RSU’s forfeited / cancelled	—	—
RSU’s outstanding at June 30, 2011	24,000	$2.73

As of June 30, 2011, there was approximately $53 thousand of total unrecognized compensation cost related to the RSU compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of 2.43 years.

Note 4.—Reconciliation of Earnings Per Share

The following table presents the computation of basic and diluted earnings (loss) per common share, including the dilutive effect of stock options and cumulative redeemable preferred stock outstanding for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Numerator for basic earnings (loss) per share:
Earnings (loss) from continuing operations	$173	$2,402	$(779)	$5,631
Net loss attributable to noncontrolling interest	180	80	495	383
Earnings (loss) from continuing operations attributable to IMH	353	2,482	(284)	6,014
Earnings (loss) from discontinued operations	8	804	(342)	3,190
Earnings (loss) per share available to common stockholders	$361	$3,286	$(626)	$9,204

Denominator for basic earnings (loss) per share (1):
Basic weighted average common shares outstanding during the year	7,792	7,723	7,790	7,711

Denominator for diluted earnings (loss) per share (1):
Basic weighted average common shares outstanding during the year	7,792	7,723	7,790	7,711
Net effect of dilutive stock options	573	625	—	622
Diluted weighted average common shares	8,365	8,348	7,790	8,333

Earnings (loss) per common share - basic:
Earnings (loss) from continuing operations attributable to IMH	$0.05	$0.32	$(0.04)	$0.78
Earnings (loss) from discontinued operations	0.00	0.11	(0.04)	0.41
Net earnings (loss) per share available to common stockholders	$0.05	$0.43	$(0.08)	$1.19

Earnings (loss) per common share - diluted:
Earnings (loss) from continuing operations attributable to IMH	$0.04	$0.30	$(0.04)	$0.72
Earnings (loss) from discontinued operations	0.00	0.09	(0.04)	0.38
Net earnings (loss) per share available to common stockholders	$0.04	$0.39	$(0.08)	$1.10

(1)   Number of shares presented in thousands.

For the three and six months ended June 30, 2011, stock options to purchase 238 thousand and 1.3 million shares, respectively, were outstanding but not included in the above weighted average share calculations because they were anti-dilutive.

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

Note 5.—Segment Reporting

The Company has three reporting segments, consisting of the long-term mortgage portfolio, mortgage and real estate services and discontinued operations. The following tables present the selected financial data and operating results by reporting segment for the periods indicated:

		Mortgage and
	Long-term	Real Estate	Discontinued
	Portfolio	Services	Operations	Reclassifications (1)	Consolidated
Balance sheet items as of June 30, 2011:
Cash and cash equivalents	$—	$9,035	$12	$(103)	$8,944
Restricted cash	3,231	1,305	91	(91)	4,536
Trust assets	5,714,931	—	—	—	5,714,931
Mortgage loans held-for-sale	—	48,397	—	—	48,397
Other assets	19,843	10,539	93	103	30,578
Total assets	5,738,005	69,276	196	(91)	5,807,386
Total liabilities	5,714,615	54,533	11,153	(91)	5,780,210
Total stockholders’ equity (deficit)	23,390	14,743	(10,957)	—	27,176

Balance sheet items as of December 31, 2010:
Cash and cash equivalents	$—	$12,259	$113	$(865)	$11,507
Restricted cash	—	1,495	91	(91)	1,495
Trust assets	6,105,068	—	—	—	6,105,068
Mortgage loans held-for-sale	—	4,283	—	—	4,283
Other assets	18,526	12,687	169	204	31,586
Total assets	6,123,594	30,724	373	(752)	6,153,939
Total liabilities	6,101,157	12,784	13,053	(752)	6,126,242
Total stockholders’ equity (deficit)	22,437	17,940	(12,680)	—	27,697

		Mortgage and
	Long-term	Real Estate	Discontinued
	Portfolio	Services	Operations	Reclassifications (1)	Consolidated
Statement of Operations Items for the three months ended June 30, 2011:
Net interest income	$1,261	$49	$—	$—	$1,310
Non-interest income- net trust assets	1,664	—	—	—	1,664
Mortgage and real estate services fees	—	14,360	—	—	14,360
Other non-interest (expense) income	79	68	346	(346)	147
Non-interest expense and income taxes	(3,627)	(13,681)	(338)	338	(17,308)
(Loss) earnings from continuing operations	$(623)	$796			173
Earnings from discontinued operations, net of tax			$8		8
Net earnings					$181

Statement of Operations Items for the six months ended June 30, 2011:
Net interest income	$2,795	$50	$—	$—	$2,845
Non-interest income- net trust assets	2,311	—	—	—	2,311
Mortgage and real estate services fees	—	26,701	—	—	26,701
Other non-interest income	286	(257)	215	(215)	29
Non-interest expense and income taxes	(7,898)	(24,767)	(557)	557	(32,665)
(Loss) earnings from continuing operations	$(2,506)	$1,727			(779)
Loss from discontinued operations, net of tax			$(342)		(342)
Net loss					$(1,121)

		Mortgage and
	Long-term	Real Estate	Discontinued
	Portfolio	Services	Operations	Reclassifications (1)	Consolidated
Statement of Operations Items for the three months ended June 30, 2010:
Net interest income	$1,549	$6	$17	$(17)	$1,555
Non-interest income- net trust assets	721	—	—	—	721
Mortgage and real estate services fees	—	15,572	—	—	15,572
Other non-interest (expense) income	(23)	20	48	(48)	(3)
Non-interest expense and income taxes	(4,574)	(10,869)	739	(739)	(15,443)
(Loss) earnings from continuing operations	$(2,327)	$4,729			2,402
Earnings from discontinued operations, net of tax			$804		804
Net earnings					$3,206

Statement of Operations Items for the six months ended June 30, 2010:
Net interest income (expense)	$2,314	$11	$44	$(44)	$2,325
Non-interest income- net trust assets	6,985	—	—	—	6,985
Mortgage and real estate services fees	—	26,593	—	—	26,593
Other non-interest income (expense)	(313)	28	2,133	(2,133)	(285)
Non-interest expense and income taxes	(9,218)	(20,769)	1,013	(1,013)	(29,987)
(Loss) earnings from continuing operations	$(232)	$5,863			5,631
Earnings from discontinued operations, net of tax			$3,190		3,190
Net earnings					$8,821

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

At June 30, 2011, the Company was not in compliance with a financial covenant on repurchase agreement 4, however the Company received a waiver from the lender.  With the waiver, the Company can continue to fund loans until the next measurement date.

The following table presents certain information on warehouse borrowings for the periods indicated:

	Maximum
	Borrowing	Balance Outstanding at
	Capacity	June 30, 2011	December 31, 2010
Short-term borrowings:
Repurchase agreement 1 (1)	$25,000	$—	$477
Repurchase agreement 2 (2)	—	—	1,800
Repurchase agreement 3 (3)	32,500	30,539	1,780
Repurchase agreement 4	20,000	15,378	—
Total short-term borrowings	$77,500	$45,917	$4,057

(1)          In March 2011, the maturity was extended to April 2012.

(2)          In May 2011 the agreement terminated.  The Company elected not to enter into a new agreement.

(3)          In June 2011, the maturity was extended to June 2012.

Note 7.—Notes Payable

Note payable—Debt Agreement

In May 2011, the Company entered into a $10.3 million structured debt agreement using seven of the Company’s residual interests (net trust assets) as collateral with the same note holder as the previous debt agreement.  The Company used a portion of the proceeds to pay off the $4.0 million balance owed on the previous debt agreement.  The Company received proceeds of $4.8 million, net of the aforementioned payoff, $1.4 million discount and deal costs of approximately $50 thousand.

The structured debt agreement is evidenced by an Indenture with Deutsche Bank National Trust Company, as trustee. It bears interest at a fixed rate of 10% per annum, with an effective yield of approximately 28% and is amortized in equal principal payments over 18 months with all distributions from the underlying residuals being used to make the monthly payments, and was recorded as a note payable in the accompanying consolidated balance sheets. If the cumulative cash flows received from the collateralized residual interests are not sufficient to pay the required monthly principal and interest the Company would be required to pay the difference to avoid the transfer of the residual interests and the rights to the associated future cash flows to the note holder.  Any excess cash flows from the residual interests are included in a reserve account, which is available to cover future shortfalls. During the first six months of 2011, the Company received $3.2 million in excess cash flows from the residual interests collateralizing the note payable.  The $3.2 million in excess cash flows is included in restricted cash on the consolidated balance sheets.  The carrying value of the debt agreement at June 30, 2011 was $7.9 million, net of a $1.2 million discount, and was current as to principal and interest payments.

Note 8.—Line of Credit Agreement

In April 2011, the Company, through its subsidiaries, entered into a $2.0 million working capital line of credit agreement with a national bank with an interest rate of LIBOR plus 3.5%.  The agreement expires in April 2012 and under the terms of the agreement the Company and its subsidiaries are required to maintain various financial and other covenants.  There was no outstanding balance on the working capital line of credit as of June 30, 2011.

Note 9.—Subsequent Events

Subsequent events have been evaluated through the date of this filing.

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

Mortgage Lending Operations—In 2011, the Company continued its expansion into mortgage lending by increasing loan production through the opening of new regional production offices and increased warehouse funding capacity.  As part of this expansion, in March 2011, the Company invested approximately $2.0 million in its mortgage lending operations infrastructure, consisting principally of additional personnel and occupancy costs (included in total non-interest expense in the consolidated statement of operations). In addition, because the costs associated with our mortgage origination expansion must be expensed in accordance with GAAP, this investment was in part, a reason for the net loss incurred during the first six months of 2011.

In March 2011, the Company opened regional production offices in the Pacific Northwest and Gulf Coast regions giving the Company origination capabilities throughout the entire West Coast and Gulf Coast regions. During the three months ended June 30, 2011, the new production offices originated approximately $125.6 million of primarily agency and government insured residential mortgage loans.

During the three and six months ended June 30, 2011, the Company originated $226.3 million and $282.4 million and sold $208.4 million and $231.5 million of loans, respectively, as compared to a minimal amount of loans brokered in the first six months of 2010.

During April 2011 the maximum borrowing capacity of Repurchase Agreement 3 increased to $32.5 million.   During May 2011, the lender of Repurchase Agreement 2 offered the Company a $10 million line, however the terms were not favorable and the Company elected not to enter into a new agreement.  As of June 30, 2011, the Company had increased its warehouse funding capacity to $77.5 million.  In August 2011, the Company, through IRES and its subsidiaries, obtained approval from a lender for an additional $25.0 million warehouse facility, increasing the Company’s warehouse funding capacity to $102.5 million.

Portfolio Loss Mitigation and Real Estate Services—The Company provides portfolio loss mitigation and real estate services including REO surveillance and disposition services, default surveillance and loss recovery services, short sale and real estate brokerage services, portfolio monitoring and reporting services.

Title and Escrow—The title insurance company services primarily California and selected national markets providing title insurance, escrow and settlement services to residential mortgage lenders, real estate agents, asset managers REO companies in the residential real estate market. The services are provided through a proprietary integrated technology platform.

For the three and six months ended June 30, 2011 and 2010, mortgage and real estate services fees were as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Title and escrow	4,691	3,715	8,999	6,431
Real estate services and recovery fees	4,065	6,618	8,622	10,627
Mortgage lending	2,299	134	2,950	206
Loss mitigation fees	1,776	3,441	3,262	6,933
Portfolio service fees	1,529	1,664	2,868	2,396
Total mortgage and real estate services fees	$14,360	$15,572	$26,701	$26,593

Although the Company seeks to expand its portfolio loss mitigation and real estate services to more third parties in the marketplace, the revenues from these business activities have historically been generated from the Company’s long-term mortgage portfolio. Furthermore, as the distressed mortgage and real estate markets remain unstable and uncertain due to the significant number of foreclosure properties that need to be sold, there remains uncertainty about the ongoing need and delivery of these services in the future.

Long-Term Mortgage Portfolio

At June 30, 2011, our residual interest in securitizations (represented by the difference between trust assets and trust liabilities) decreased to $24.9 million, compared to $26.4 million at December 31, 2010. The decrease in residual fair value for the six months ended June 30, 2011 was primarily due to cash received partially offset by changes in the forward LIBOR curve.

To estimate fair value of the assets and liabilities within the securitization trusts each reporting period, management uses an industry standard valuation and analytical model that is updated monthly with current collateral, real estate, derivative, bond and cost (servicer, trustee, etc.) information for each securitization trust. The Company employs an internal process to validate the accuracy of the model as well as the data within this model. Forecasted assumptions, sometimes referred to as “curves,” for defaults, loss severity, interest rates (LIBOR) and prepayments are input into the valuation model for each securitization trust. The Company hires third party experts to provide forecasted curves for the aforementioned assumptions for each of the securitizations. Before inputting this information into the model, management employs a process to qualitatively and quantitatively review the assumption curves for reasonableness using other information gathered from the mortgage and real estate market (i.e., third party home price indices, published industry reports discussing regional mortgage and commercial loan performance and delinquency) as well as actual default and foreclosure information for each trust from the respective trustees.

The Company uses the valuation model to generate the expected cash flows to be collected from the trust assets and the expected required bondholder distribution (trust liabilities). To the extent that the trusts are overcollateralized and certain performance measures are met, the Company receives the excess interest as the holder of the residual interest. The information above provides us with the future expected cash flows for the securitized mortgage collateral, real estate owned, securitized mortgage borrowings, derivative assets/liabilities, and the residual interests.

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

The following table presents changes in the Company’s trust assets and trust liabilities for the six months ended June 30, 2011:

	TRUST ASSETS						TRUST LIABILITIES
	Level 3 Recurring Fair Value Measurements			NRV (2)			Level 3 Recurring Fair Value Measurements
	Investment securities available-for- sale	Securitized mortgage collateral	Derivative assets	Real estate owned	Total trust assets		Securitized mortgage borrowings	Derivative liabilities	Total trust liabilities	Net trust assets and trust liabilities
Recorded book value at December 31, 2010	645	6,011,675	40	92,708	6,105,068		(6,012,745)	(65,916)	(6,078,661)	26,407
Total gains/(losses) included in earnings:
Interest income	58	202,845	—	—	202,903		—	—	—	202,903
Interest expense	—	—	—	—	—		(373,201)	—	(373,201)	(373,201)
Change in FV of net trust assets, excluding REO	(146)	(147,268)	(3)		(147,417)	(1)	158,983	(4,267)	154,716 (1)	7,299
Change in FV of long-term debt	—	—	—	—	—		—	—	—	—
Losses from REO (2)	—	—	—	(4,988)	(4,988)	(1)	—	—	—	(4,988)
Total gains (losses) included in earnings	(88)	55,577	(3)	(4,988)	50,498		(214,218)	(4,267)	(218,485)	(167,987)
Purchases issuances and settlements	(110)	(425,295)	—	(15,230)	(440,635)		575,121	32,042	607,163	166,528
Recorded book value at June 30, 2011	$447	$5,641,957	$37	$72,490	$5,714,931		$(5,651,842)	$(38,141)	$(5,689,983)	$24,948

(1)             Represents non-interest income-net trust assets on the Company’s consolidated statements of operations for the six months ended June 30, 2011.

(2)             Accounted for at net realizable value.

The decrease in fair value of securitized mortgage borrowings resulted in gains of $159.0 million, offset by losses from the $147.3 million decrease in the fair value of securitized mortgage collateral within the Level 3 recurring fair value measurements table for the six months ended June 30, 2011. For the six months ended June 30, 2011, the change in the net realizable value (NRV) of REO resulted in a loss of $5.0 million. Inclusive of losses from REO, trust assets reflect a net loss of $152.4 million as a result of losses from the decrease in fair value of securitized mortgage collateral of $147.3 million, losses from REO of $5.0 million and losses from other trust assets of $149 thousand. Net gains on trust liabilities were $154.7 million as a result of $159.0 million in gains from the decrease in fair value of securitized mortgage borrowings partially offset by losses from derivative liabilities of $4.3 million. As a result non-interest income—net trust assets increased by $2.3 million during the six months ended June 30, 2011.

Liquidity and capital resources

During the first six months of 2011, the Company continued to fund its operations primarily from income generated from its long-term mortgage portfolio, which included mortgage and real estate services fees and cash flows from our residual interests in securitizations.  In addition, the Company funded mortgage loan production using warehouse facilities which are repaid once the loan is sold.

The Company’s ability to meet its long-term liquidity requirements is subject to several factors, such as generating fees from our mortgage and real estate fee-based business activities and realizing cash flows from our long-term mortgage portfolio. Our future financial performance and success are dependent in large part upon our ability to grow our mortgage and real estate fee-based business activities, including providing services to third parties and expanding our mortgage lending operations.   We believe that current cash balances, cash flows from mortgage and real estate services fees generated from our long-term mortgage portfolio, and residual interest cash flows from our long-term mortgage portfolio are adequate for our current operating needs. However, the mortgage and real estate services market is volatile, highly competitive and subject to increased regulation. The Company’s ability to compete successfully in the mortgage and real estate services industry is challenging as many competitors have recently entered or have established businesses delivering similar services.  Additionally, the mortgage lending environment is extremely competitive and highly regulated.  The future success of the mortgage lending operations will depend on a number of factors, including the profitability and growth of our retail and wholesale origination channels, housing market conditions, economic recovery and financial regulatory reform.   If we are unsuccessful, we may be unable to satisfy our future operating costs and liabilities, including repayment of the notes payable and long-term debt.

To understand the financial position of the Company better, we believe it is important to understand the composition of the Company’s stockholders’ equity (deficit) and to which component of the business it relates.  At June 30, 2011, the equity (deficit) within our continuing and discontinued operations was comprised of the following significant assets and liabilities:

	Condensed Components of Stockholders’ Equity (Deficit)
	As of June 30, 2011
	Continuing	Discontinued
	Operations	Operations	Total
Cash	$8,944	$12	$8,956
Restricted cash	4,536	91	4,627
Residual interests in securitizations	24,948	—	24,948
Loans held-for-sale	48,397	—	48,397
Warehouse borrowings	(45,917)	—	(45,917)
Notes payable	(8,040)	—	(8,040)
Long-term debt ($71,120 par)	(12,148)	—	(12,148)
Repurchase reserve	(409)	(6,230)	(6,639)
Lease liability (1)	—	(2,174)	(2,174)
Deferred charge	13,144	—	13,144
Net other assets (liabilities)	4,678	(2,656)	2,022
Stockholders’ equity (deficit)	$38,133	$(10,957)	$27,176

(1)          Guaranteed by IMH.

Continuing operations

At June 30, 2011, cash within our continuing operations decreased to $8.9 million from $11.5 million at December 31, 2010. The primary sources of cash between periods were $26.7 million in fees generated from the mortgage and real estate fee-based businesses, $6.0 million from residual interests in securitizations (net of the restricted excess cash in the reserve account) and $8.8 million from the issuance of the note payable.  Offsetting the sources of cash were operating expenses totaling $32.6 million and payments on the notes payable of $7.4 million.

Since our consolidated and unconsolidated securitization trusts are nonrecourse to us, we have netted trust assets and liabilities to present the Company’s interest in these trusts more simply, which are considered our residual interests in securitizations. For unconsolidated securitizations our residual interests represent the fair value of investment securities available-for-sale. For consolidated securitizations, our residual interests are represented by the fair value of securitized mortgage collateral and real estate owned, offset by the fair value of securitized mortgage borrowings and net derivative liabilities. We receive cash flows from our residual interests in securitizations to the extent they are available after required distributions to bondholders and maintaining specified overcollateralization levels and other specified parameters (such as maximum delinquency and cumulative default) within the trusts. The estimated fair value of the residual interests, represented by the difference in the fair value of trust assets and trust liabilities, was $24.9 million at June 30, 2011, compared to $26.4 million at December 31, 2010.

At June 30, 2011, our notes payable increased $1.1 million from December 31, 2010, as a result of the Company entering into a new structured debt agreement and used a portion of the proceeds to pay off the $4.0 million balance owed on the previous debt agreement.  The Company received proceeds of $4.8 million, net of the aforementioned payoff, $1.4 million discount and deal costs of approximately $50 thousand.  Additionally, during the first six months of 2011, the Company received $3.2 million in excess cash flows from the residuals collateralizing the note payable.  The $3.2 million, included in restricted cash on the consolidated balance sheets, is available to cover any future shortfalls of scheduled principal and interest payments due on the note payable. As of June 30, 2011, the carrying value of the note was $7.9 million, net of a $1.2 million discount.  The note will mature in October 2012.

At June 30, 2011, we had deferred charges of $13.1 million, which is amortized as a component of income tax expense in the consolidated statements of operations over the estimated life of the mortgages retained in the securitized mortgage collateral and assessed for impairment periodically which could result in amortization with future decreases in the estimated fair value of securitized mortgage collateral. The deferred charges represent the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH in prior years. This balance is recorded as required by GAAP and does not have any realizable cash value.

Net other assets (liabilities) primarily includes $3.6 million in premises and equipment, $2.6 million in accounts receivable, $1.7 million in prepaid expenses and $1.4 million in mortgage servicing rights.

Discontinued operations

The Company’s most significant liabilities within discontinued liabilities at June 30, 2011 relate to its repurchase reserve and a lease liability associated with the former non-conforming mortgage operations.

In previous years when our discontinued operations sold loans to investors, we were required to make normal and customary representations and warranties about the loans we had previously sold to investors. Our whole loan sale agreements generally required us to repurchase loans if we breached a representation or warranty given to the loan purchaser. In addition, we also could be required to repurchase loans as a result of borrower fraud or if a payment default occurs on a mortgage loan shortly after its sale. The repurchase reserve is an estimate of losses from expected repurchases, and is based, in part, on the recent settlement of claims. At June 30, 2011, the repurchase reserve was $6.2 million as compared to $8.0 million at December 31, 2010.

In connection with the discontinuation of our non-conforming mortgage, warehouse lending and commercial operations, a significant amount of office space that was previously occupied is no longer being used by the Company.  The Company has subleased a significant amount of this office space.  At June 30, 2011, the Company had a liability of $2.2 million included within discontinued operations, representing the present value of the minimum lease payments over the remaining life of the lease, offset by the expected proceeds from sublet revenue related to this office space.

Market Update

During the first half of 2011, we continue to see home price declines in many markets as housing prices remained under pressure due to elevated foreclosure levels. In addition, foreclosure delays among other market conditions may result in continued downward pressure on home prices for the foreseeable future.

Mortgage lending and credit market conditions remained weak through the first half of 2011 due primarily to the continued economic uncertainty and slower than expected recovery. Existing uncertainties surrounding the housing market, economy and regulatory environment will continue to present challenges for the Company. The ongoing economic stress or further deterioration of general economic conditions could prolong or increase borrower defaults leading to deteriorating performance of our long-term mortgage portfolio and hinder the growth and profitability of our mortgage lending operations.

A number of factors make it difficult to predict when a sustained recovery in the housing and credit markets will occur. Concerns about the future of the U.S. economy, including the pace and magnitude of recovery from the recent economic recession, consumer confidence, volatility in energy prices, credit market volatility and trends in corporate earnings will continue to influence the U.S. economic recovery and the capital markets. In particular, continued improvement in unemployment rates and a sustained recovery of the housing markets remain critical components of a broader U.S. economic recovery. U.S. unemployment rates, which have been a major factor in the deterioration of credit quality in the U.S., remained high at 9.2 percent in June 2011.  While the unemployment rate marginally improved from a rate of 9.4 percent at December 2010, it actually increased 40 basis points during the second quarter. Also, a significant number of U.S. residents are no longer looking for work and, therefore, are not reflected in the U.S. unemployment rates. Unemployment rates in 18 states are at or above the U.S. national average. Unemployment rates in seven states are at or above 10.0 percent, including California and Florida.

Further weakening in these components as well as in consumer confidence may result in additional deterioration in consumer payment patterns and credit quality. Weak consumer fundamentals including consumer spending, declines in wage income and wealth, as well as a difficult job market continue to depress consumer confidence. Additionally, there is uncertainty as to the future course of monetary policy and uncertainty as to the impact on the economy and consumer confidence when the remaining actions taken by the government to restore faith in the capital markets and stimulate consumer spending end, including the recent extension of unemployment insurance benefits and the prior presidential administration’s tax cuts. These conditions in combination with general economic weakness and the effect of recent regulatory changes will continue to impact our results throughout 2011, the degree of which is largely dependent upon the nature and extent of the economic recovery.  In addition, given the recent significant downturn in the financial markets in early August of 2011, there remains uncertainty as to the effect this may have on the future fair values of the assets and liabilities on the Company’s consolidated balance sheet which may have a bearing on the Company’s financial position and results of operations.

The Company’s ability to meet its long-term liquidity requirements is subject to several factors, such as generating fees from the mortgage and real estate business activities and realizing cash flows from the long-term mortgage portfolio. The Company’s future financial performance and success are dependent in large part upon the ability to grow the mortgage and real estate business activities, including providing services to third parties and expanding the mortgage lending operations. The Company believes that current cash balances, cash flows from mortgage and real estate services fees generated from the long-term mortgage portfolio, and residual interest cash flows from the long-term mortgage portfolio are adequate for the current operating needs. However, the mortgage and real estate services market is volatile, highly competitive and subject to increased regulation. The Company’s ability to successfully compete in the mortgage and real estate services industry is challenging as its business activities have been established in the last few years and many competitors have recently entered or have established businesses delivering similar services. Additionally, the mortgage lending environment is extremely competitive and highly regulated. The future success of the mortgage lending operations will depend on a number of factors, including the ability to procure adequate financing to fund loan production, maintaining associated financial covenants of lenders, the profitability and growth of our retail and wholesale lending channels, housing market conditions, economic recovery and financial regulatory reform. If the Company is unsuccessful, the Company may be unable to satisfy the future operating costs and liabilities, including repayment of the note payable and long-term debt. To be successful in expanding the business and providing adequate returns to the shareholders, the Company may seek financing in the form of debt or equity capital.

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

Effects of Recent Market Activity

During the first half of 2011, the Company’s investment in securitized non-conforming loans (residual interests) continued to be affected by the aforementioned economic and housing market conditions resulting in increased estimated defaults and severities.

Case-Shiller (Composite-10)

As depicted in the chart above, average home prices peaked in June 2006 at 226.29 and continued their dramatic decline through much of the first half of 2009, while increasing slightly over the remaining half of the year. The Standard & Poor’s Case-Shiller 10-City Composite Home Price Index (the Index) for May 2011 was 153.6 (with the base of 100.00 for January 2000.) Beginning in the third quarter of 2007, the Company began to believe that there was a correlation between the borrowers’ perceived equity in their homes and defaults. The original loan-to-value (defined as loan amount as a percentage of collateral value, LTV) and original combined loan-to-value (defined as first lien plus total subordinate liens to collateral value, CLTV) ratios of single-family mortgages remaining in the Company’s securitized mortgage collateral as of June 30, 2011 was 73% and 82%, respectively. The current LTV and CLTV ratios likely increased from origination date as a result of the deterioration in the real estate market. We believe that home prices that have declined below the borrower’s original purchase price have a higher risk of default within our portfolio. Based on the Index, home prices have declined 32% through May 2011 from the 2006 peak. Further, we believe the home prices in general within California and Florida, the states with the highest concentration of our mortgages, have declined even further than the Index. We have considered the deterioration in home prices and its impact on our loss severities, which are a primary assumption used in the valuation of securitized mortgage collateral and borrowings.

Critical Accounting Policies

We define critical accounting policies as those that are important to the portrayal of our financial condition and results of operations. Our critical accounting policies require management to make difficult and complex judgments that rely on estimates about the effect of matters that are inherently uncertain due to the effect of changing market conditions and/or consumer behavior. In determining which accounting policies meet this definition, we considered our policies with respect to the valuation of our assets and liabilities and estimates and assumptions used in determining those valuations. We believe the most critical accounting issues that require the most complex and difficult judgments and that are particularly susceptible to significant change to our financial condition and results of operations include those issues included in IMH’s report on Form 10-K on pages 27 through 29 of Management’s Discussion and Analysis of Results of Operations for the year ended December 31, 2010.  Such policies have not changed during 2011.

Selected Financial Results for the Three Months Ended June 30, 2011

Continuing Operations

•                  Earnings from continuing operations of $173 thousand for the second quarter of 2011, compared to earnings of $2.4 million for the comparable 2010 period.

•                  Net interest income of $1.3 million for the second quarter of 2011, primarily from our long-term mortgage portfolio, compared to $1.6 million for the comparable 2010 period.

•                  Non-interest income - net trust assets of $1.7 million for the second quarter of 2011, compared to $721 thousand for the comparable 2010 period.

•                  Mortgage and real estate services fees of $14.4 million for the second quarter of 2011, compared to $15.6 million for the comparable 2010 period.

•                  The mortgage lending operations originated $226.3 million and sold $208.4 million of loans during the second quarter as compared to a minimal amount of loans brokered for the comparable period in 2010.

Discontinued Operations

•                  Earnings from discontinued operations of $8 thousand for the second quarter of 2011, compared to earnings of $804 thousand for the comparable 2010 period.

•                  Repurchase reserve was $6.2 million at June 30, 2011, compared to $8.0 million at December 31, 2010.

Selected Financial Results for the Six Months Ended June 30, 2011

Continuing Operations

•                  Loss from continuing operations of $779 thousand for the six months ended June 30, 2011, compared to earnings of $5.6 million for the comparable 2010 period.

•                  Net interest income of $2.8 million for the six months ended June 30, 2011, primarily from our long-term mortgage portfolio, compared to $2.3 million for the comparable 2010 period.

•                  Non-interest income - net trust assets of $2.3 million for the six months ended June 30, 2011, compared to $7.0 million for the comparable 2010 period.

•                  Mortgage and real estate services fees of $26.7 million for the six months ended June 30, 2011, compared to $26.6 million for the comparable 2010 period.

•                  The mortgage lending operations originated $282.4 million and sold $231.5 million of loans during the six months ended June 30, 2011 as compared to a minimal amount of loans brokered for the comparable period in 2010.

Discontinued Operations

•                  Loss from discontinued operations of $342 thousand for the six months ended June 30, 2011, compared to earnings of $3.2 million for the comparable 2010 period.

Financial Condition and Results of Operations

Financial Condition

Condensed Balance Sheet Data

	June 30,	December 31,	Increase	%
	2011	2010	(Decrease)	Change
Investment securities available-for-sale	$447	$645	$(198)	(31)%
Securitized mortgage collateral	5,641,957	6,011,675	(369,718)	(6)
Derivative assets	37	40	(3)	(8)
Real estate owned	72,490	92,708	(20,218)	(22)
Total trust assets	5,714,931	6,105,068	(390,137)	(6)
Assets of discontinued operations	196	373	(177)	(47)
Other assets	92,259	48,498	43,761	90
Total assets	$5,807,386	$6,153,939	$(346,553)	(6)%

Securitized mortgage borrowings	$5,651,842	$6,012,745	$(360,903)	(6)%
Derivative liabilities	38,141	65,916	(27,775)	(42)
Total trust liabilities	$5,689,983	$6,078,661	$(388,678)	(6)
Liabilities of discontinued operations	11,153	13,053	(1,900)	(15)
Other liabilities	79,074	34,528	44,546	129
Total liabilities	5,780,210	6,126,242	(346,032)	(6)
Total IMH stockholders’ equity	25,930	26,396	(466)	(2)
Noncontrolling interest	1,246	1,301	(55)	(4)
Total equity	27,176	27,697	(521)	(2)
Total liabilities and stockholders’ equity	$5,807,386	$6,153,939	$(346,553)	(6)%

Total assets and total liabilities were $5.8 billion at June 30, 2011 as compared to $6.2 billion and $6.1 billion, respectively, at December 31, 2010. The changes in total assets and liabilities are primarily attributable to decreases in the Company’s trust assets and trust liabilities as summarized below.

•                  Securitized mortgage collateral decreased $369.7 million during the six months ended June 30, 2011. The decrease in securitized mortgage collateral from $6.0 billion at December 31, 2010 to $5.6 billion at June 30, 2011 was primarily due to reductions in principal from borrower payments, transfers of loans to REO and an increase in net loss assumptions for single-family and multifamily collateral.

•      REO within the Company’s securitization trusts decreased $20.2 million to $72.5 million at June 30, 2011.  Decreases in REO were due to liquidations of $69.3 million and $5.0 million in additional impairment write-downs.  Partially offsetting the decrease from liquidations were increases in REO from foreclosures of $54.1 million.

•                  Securitized mortgage borrowings decreased $360.9 million to $5.7 billion at June 30, 2011. The decrease in securitized mortgage borrowings was primarily due to reductions in principal balances from principal payments during the period and an increase net loss assumptions for single-family and multifamily collateral.

•                  Derivative liabilities, net decreased $27.8 million to $38.1 million at June 30, 2011. The decrease is the result of $32.0 million in derivative cash payments from the securitization trusts, partially offset by a $4.2 million increase in fair value resulting from changes in forward LIBOR interest rates.

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

The following tables present the estimated fair value of our residual interests, including investment securities available for sale, by securitization vintage year and other related assumptions used to derive these values at June 30, 2011:

Origination		Estimated Fair Value of Residual Interests by Vintage Year
Year		SF	MF	Total
2002-2003	(1)	$10,885	$4,443	$15,328
2004		3,315	6,186	9,501
2005	(2)	—	119	119
2006	(2)	—	—	—
2007	(2)	—	—	—
Total		$14,200	$10,748	$24,948

Weighted avg. prepayment rate		4.5%	5.4%	4.7%
Weighted avg. discount rate		30%	20%	26%

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

	Estimated Future Losses (1)		Investor Yield Requirement (2)
	SF	MF	SF	MF
2002-2003	7%	0%	10%	11%
2004	17%	2%	11%	9%
2005	32%	6%	13%	9%
2006	43%	14%	19%	12%
2007	33%	9%	21%	15%

(1)          Estimated future losses derived by dividing future projected losses by unpaid principal balances at June 30, 2011.

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

At June 30, 2011, derivative liabilities, net were $38.1 million and reflect the securitization trust’s liability to pay third-party counterparties based on the estimated value to settle the derivative instruments. Cash payments on these derivative instruments are based on notional amounts that are decreasing over time. Excluding the effects of other factors such as portfolio delinquency and loss severities within the securitization trusts, as the notional amount of these derivative instruments decrease over time, payments to counterparties in the current interest rate environment are reduced, thereby potentially increasing cash flows on our residual interests in securitizations. Conversely, increases in interest rates from current levels could potentially reduce overall cash flows on our residual interests in securitizations. Since our consolidated and unconsolidated securitization trusts are nonrecourse to the Company, our economic risk is limited to our residual interests in these securitization trusts.

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

We use the Mortgage Bankers Association (MBA) method to define delinquency as a contractually required payment being 30 or more days past due. We measure delinquencies from the date of the last payment due date in which a payment was received. Delinquencies for loans 60 days late or greater, foreclosures and delinquent bankruptcies were $2.2 billion or 20.5% as of June 30, 2011.

The following table summarizes the unpaid principal balances of loans in our mortgage portfolio, included in securitized mortgage collateral, mortgage loans held-for-investment and mortgage loans held-for-sale for continuing and discontinued operations combined, that were 60 or more days delinquent (utilizing the MBA method) as of the periods indicated:

		Total		Total
	June 30,	Collateral	December 31,	Collateral
	2011	%	2010	%
Mortgage loans held-for-sale and investment
60 - 89 days delinquent	$—	0.0%	$—	0.0%
90 or more days delinquent	529	0.0%	1,121	0.0%
Foreclosures (1)	1,127	0.0%	1,020	0.0%
Total 60+ days delinquent mortgage loans held-for-sale and investment (2)	1,656	0.0%	2,141	0.0%

Securitized mortgage collateral
60 - 89 days delinquent	$202,292	1.9%	$260,106	2.3%
90 or more days delinquent	623,968	5.9%	734,459	6.5%
Foreclosures (1)	941,161	8.9%	1,062,362	9.4%
Delinquent bankruptcies (3)	383,285	3.6%	337,976	3.0%
Total 60+ days delinquent long-term mortgage portfolio	2,150,706	20.4%	2,394,903	21.3%
Total 60 or more days delinquent	$2,152,362	20.5%	$2,397,044	21.3%
Total collateral	$10,518,169		$11,256,312

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

The following table summarizes securitized mortgage collateral, mortgage loans held-for-investment, mortgage loans held-for-sale and real estate owned, that were non-performing for continuing and discontinued operations combined as of the dates indicated (excludes 60-89 days delinquent):

		Total		Total
	June 30,	Collateral	December 31,	Collateral
	2011	%	2010	%
90 or more days delinquent, foreclosures and delinquent bankruptcies	$1,950,070	18.5%	$2,136,938	19.0%
Real estate owned	72,653	0.7%	92,780	0.8%
Total non-performing assets	$2,022,723	19.2%	$2,229,718	19.8%

Non-performing assets consist of non-performing loans (mortgages that are 90  or more days delinquent, including loans in foreclosure and delinquent bankruptcies) plus REO. It is our policy to place a mortgage on non-accrual status when it becomes 90 days delinquent and to reverse from revenue any accrued interest, except for interest income on securitized mortgage collateral when the scheduled payment is received from the servicer. The servicers are required to advance principal and interest on loans within the securitization trusts to the extent the advances are considered recoverable. As of June 30, 2011, non-performing assets (unpaid principal balance of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) as a percentage of the total collateral was 19.2%.  At December 31, 2010, non-performing assets to total collateral was 19.8%. As of June 30, 2011, the estimated fair value of non-performing assets (representing the fair value of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) was $623.4 million or 10.7% of total assets. At December 31, 2010, the estimated fair value of non-performing assets was $657.5 million or 10.7% of total assets.

REO, which consists of residential real estate acquired in satisfaction of loans, is carried at the lower of cost or net realizable value less estimated selling costs. Adjustments to the loan carrying value required at the time of foreclosure are included in the change in the fair value of net trust assets. Changes in the Company’s estimates of net realizable value subsequent to the time of foreclosure and through the time of ultimate disposition are recorded as gains or losses from real estate owned in the consolidated statements of operations. REO, for continuing and discontinued operations, at June 30, 2011 decreased $20.0 million or 21.7% from December 31, 2010, as a result of liquidations and a decrease in foreclosures associated with foreclosure delays as a result of reviews into foreclosure practices of some prominent loan servicers.

We realized losses on the sale of real estate owned in the amount $6 thousand and $10 thousand for the three and six months ended June 30, 2011, respectively, compared to a loss of $5.2 million and $3.4 million for the comparable 2010 period. Additionally, during the three and six months ended June 30, 2011, the Company recorded write-downs of the net realizable value of the REO in the amount of $740 thousand and $5.0 million, respectively, compared to a write-down and recovery of $200 thousand and $473  thousand, respectively, for the comparable 2010 period.  These write-downs of the net realizable value reflect declines in value of the REO subsequent to foreclosure date.

The following table presents the balances of REO for continuing operations:

	June 30, 2011	December 31, 2010
REO	$91,379	$122,279
Impairment (1)	(18,726)	(29,499)
Ending balance	$72,653	$92,780

REO inside trusts	$72,490	$92,708
REO outside trusts	163	72
Total	$72,653	$92,780

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

Results of Operations

For the Three and Six Months Ended June 30, 2011 compared to the Three and Six Months Ended June 30, 2010

	For the Three Months Ended June 30,
			Increase	%
	2011	2010	(Decrease)	Change
Interest income	$202,383	$248,213	$(45,830)	(18)%
Interest expense	201,073	246,658	(45,585)	(18)
Net interest income	1,310	1,555	(245)	(16)
Total non-interest income	16,171	16,290	(119)	(1)
Total non-interest expense	17,299	15,398	1,901	12
Income tax expense	9	45	(36)	(80)
Net earnings from continuing operations	173	2,402	(2,229)	(93)
Earnings from discontinued operations, net	8	804	(796)	(99)
Net earnings	181	3,206	(3,025)	(94)
Net loss attributable to noncontrolling interest (1)	180	80	100	125
Net earnings attributable to IMH	$361	$3,286	$(2,925)	(89)%

Earnings per share available to common stockholders - basic	$0.05	$0.43	$(0.38)	(89)
Earnings per share available to common stockholders - diluted	$0.04	$0.39	$(0.35)	(89)

	For the Six Months Ended June 30,
			Increase	%
	2011	2010	(Decrease)	Change
Interest income	$420,465	$528,090	$(107,625)	(20)%
Interest expense	417,620	525,765	(108,145)	(21)
Net interest income	2,845	2,325	520	22
Total non-interest income	29,041	33,293	(4,252)	(13)
Total non-interest expense	32,644	29,858	2,786	9
Income tax expense	21	129	(108)	(84)
Net (loss) earnings from continuing operations	(779)	5,631	(6,410)	(114)
(Loss) earnings from discontinued operations, net	(342)	3,190	(3,532)	(111)
Net (loss) earnings	(1,121)	8,821	(9,942)	(113)
Net loss attributable to noncontrolling interest (1)	495	383	112	29
Net (loss) earnings attributable to IMH	$(626)	$9,204	$(9,830)	(107)%

(Loss) earnings per share available to common stockholders - basic	$(0.08)	$1.19	$(1.27)	(107)%
(Loss) earnings per share available to common stockholders - diluted	$(0.08)	$1.10	$(1.18)	(107)%

(1)          Net loss attributable to noncontrolling interest represents the portion of the losses of Experience 1, Inc. and AmeriHome Mortgage Corporation (both subsidiaries of IRES) that the Company does not own.

Net Interest Income

We earn net interest income primarily from mortgage assets which include securitized mortgage collateral, loans held-for-sale and investment securities available-for-sale, or collectively, “mortgage assets,” and, to a lesser extent, interest income earned on cash and cash equivalents. Interest expense is primarily interest paid on borrowings secured by mortgage assets, which include securitized mortgage borrowings and to a lesser extent, interest expense paid on long-term debt and notes payable. Interest income and interest expense during the period primarily represents the effective yield, based on the fair value of the trust assets and liabilities.

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

	For the three months ended June 30,
	2011			2010
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Securitized mortgage collateral	$5,847,862	$201,663	13.79%	$6,291,034	$248,064	15.77%
Loans held-for-sale	42,085	617	5.86%	—	—	0.00%
Other	4,500	103	9.16%	7,487	149	7.96%
Total interest-earning assets	$5,894,447	$202,383	13.73%	$6,298,521	$248,213	15.76%

LIABILITIES
Securitized mortgage borrowings	$5,854,209	$198,955	13.59%	$6,276,241	$245,280	15.63%
Long-term debt	12,089	924	30.57%	11,625	1,197	41.19%
Notes payable	6,401	625	39.06%	19,677	181	3.68%
Warehouse borrowings	40,583	569	5.61%	—	—	—
Total interest-bearing liabilities	$5,913,282	$201,073	13.60%	$6,307,543	$246,658	15.64%

Net Interest Spread (1)		$1,310	0.13%		$1,555	0.12%
Net Interest Margin (2)			0.09%			0.10%

(1)          Net interest spread is calculated by subtracting the weighted average yield on interest-bearing liabilities from the weighted average yield on interest-earning assets.

(2)          Net interest margin is calculated by dividing net interest spread by total average interest-earning assets.

Net interest income spread decreased $245 thousand for the three months ended June 30, 2011 to $1.3 million from $1.6 million for the comparable 2010 period. The decrease in net interest spread was primarily attributable to an increase in interest expense on notes payable and warehouse borrowings, partially offset by an increase in interest income on loans held-for-sale for the quarter ended June 30, 2011.   As a result, net interest margin decreased from 0.10% for the three months ended June 30, 2010 to 0.09% for the three months ended June 30, 2011.

During the three months ended June 30, 2011, the yield on interest-earning assets decreased to 13.73% from 15.76% in the comparable 2010 period. The yield on interest-bearing liabilities decreased to 13.60% for the three months ended June 30, 2011 from 15.64% for the comparable 2010 period.  In connection with the fair value accounting for investment securities available-for-sale and securitized mortgage collateral and borrowings, interest income and interest expense is recognized using effective yields based on estimated fair values for these instruments.  The decrease in yield for securitized mortgage collateral and securitized mortgage borrowings is primarily related to increased prices on mortgage-backed bonds which resulted in a decrease in yield.  Bond prices received from pricing services and other market participants have increased over the past few quarters as investor’s demand for mortgage-backed securities has increased.  This has resulted in an increase in fair value for both securitized mortgage collateral and securitized mortgage borrowings.  These increases in fair value have decreased the effective yields used for purposes of recognizing interest income and interest expense on these instruments.

	For the six months ended June 30,
	2011			2010
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Securitized mortgage collateral	$5,902,466	$419,410	14.21%	$6,122,707	$527,830	17.24%
Loans held-for-sale	24,822	703	5.66%	—	—	0.00%
Other	4,723	352	14.91%	12,261	260	4.24%
Total interest-earning assets	$5,932,011	$420,465	14.18%	$6,134,968	$528,090	17.22%

LIABILITIES
Securitized mortgage borrowings	$5,907,055	$413,922	14.01%	$6,107,655	$522,945	17.12%
Long-term debt	11,969	1,861	31.10%	11,008	2,362	42.91%
Notes payable	6,559	1,180	35.98%	23,471	458	3.90%
Warehouse borrowings	23,982	657	5.48%	—	—	—
Total interest-bearing liabilities	$5,949,565	$417,620	14.04%	$6,142,134	$525,765	17.12%

Net Interest Spread (1)		$2,845	0.14%		$2,325	0.10%
Net Interest Margin (2)			0.10%			0.08%

(1)          Net interest spread is calculated by subtracting the weighted average yield on interest-bearing liabilities from the weighted average yield on interest-earning assets.

(2)          Net interest margin is calculated by dividing net interest spread by total average interest-earning assets.

Net interest income spread increased $520 thousand for the six months ended June 30, 2011 to $2.8 million from $2.3 million for the comparable 2010 period. The increase in net interest spread was primarily attributable to overall increases in pricing and the corresponding reduction in investor yield requirements between periods on securitized mortgage collateral and securitized mortgage borrowings, a decrease in interest expense on the long-term debt, partially offset by an increase in interest expense incurred on the notes payable for the six months ended June 30, 2011.   As a result, net interest margin increased from 0.08% for the six months ended June 30, 2010 to 0.10% for the six months ended June 30, 2011.

During the six months ended June 30, 2011, the yield on interest-earning assets decreased to 14.18% from 17.22% in the comparable 2010 period. The yield on interest-bearing liabilities decreased to 14.04% for the six months ended June 30, 2011 from 17.12% for the comparable 2010 period.  In connection with the fair value accounting for investment securities available-for-sale and securitized mortgage collateral and borrowings, interest income and interest expense is recognized using effective yields based on estimated fair values for these instruments.  The decrease in yield for securitized mortgage collateral and securitized mortgage borrowings is primarily related to increased prices on mortgage-backed bonds which resulted in a decrease in yield.  Bond prices received from pricing services and other market participants have increased over the past few quarters as investor’s demand for mortgage-backed securities has increased.  This has resulted in an increase in fair value for both securitized mortgage collateral and securitized mortgage borrowings.  These increases in fair value have decreased the effective yields used for purposes of recognizing interest income and interest expense on these instruments.

Non-Interest Income

Changes in Non-Interest Income

	For the Three Months Ended June 30,
			Increase	%
	2011	2010	(Decrease)	Change
Change in fair value of net trust assets, excluding REO	$2,403	$(4,244)	$6,647	157%
(Losses) gains from REO	(739)	4,965	(5,704)	(115)
Non-interest income - net trust assets	1,664	721	943	131
Mortgage and real estate services fees	14,360	15,572	(1,212)	(8)
Other non-interest income	147	(3)	150	(5,000)
Total non-interest income	$16,171	$16,290	$(119)	(1)%

Non-interest income—net trust assets.  Since our consolidated and unconsolidated securitization trusts are nonrecourse to the Company, our economic risk is limited to our residual interests in these securitization trusts. To understand the economics on our residual interests in securitizations better, it is necessary to consider the net effect of changes in fair value of net trust assets and losses from REO. All estimated future losses are included in the estimate of the fair value of securitized mortgage collateral and REO. Losses on REO are reported separately in the consolidated statement of operations as REO is a nonfinancial asset which is the only component of trust assets and liabilities that is not recorded at fair value. Therefore, REO value at the time of sale or losses from further write-downs are recorded separately in the Company’s consolidated statement of operations. The net effect of changes in value related to our investment in all trust assets and liabilities is shown as non-interest income—net trust assets, which includes losses from REO.  Non-interest income related to our net trust assets (residual interests in securitizations) was $1.7 million for the three months ended June 30, 2011, compared to $721 thousand in the comparable 2010 period.  The individual components of the non-interest income from net trust assets are discussed below:

Change in fair value of net trust assets, excluding REO.  For the quarter ended June 30, 2011, the Company recognized a $2.4 million gain from the change in fair value of net trust assets, excluding REO.  The net gain recognized during the period was comprised of gains resulting from the decrease in fair value of securitized mortgage borrowings and increase in fair value of investment securities available-for-sale of $296.3 million and $56 thousand, respectively. Offsetting these gains were losses resulting from decreases in the fair value of securitized mortgage collateral and an increase in fair value of net derivative liabilities of $286.7 million and $7.2 million, respectively.

For the quarter ended June 30, 2010, the Company recognized a $4.2 million loss from the change in fair value of net trust assets, excluding REO.  The net loss recognized during the period was comprised of losses resulting from the decrease in the fair value of securitized mortgage collateral and an increase in the fair value of net derivative liabilities of $30.6 million and $11.3 million, respectively.  Offsetting these losses were gains resulting from the increase in fair value of investment securities-for-sale and a decrease in the fair value of securitized mortgage borrowings of $541 thousand and $37.2 million, respectively.

Losses from REO.  Losses from REO were $739 thousand for the three months ended June 30, 2011.  This loss was comprised of $733 thousand in additional impairment write-downs during the period and $6 thousand in loss on sale of REO.  During the three months ended June 30, 2011, additional impairment write-downs were attributable to higher expected loss severities on properties held during the period as compared to previously reserved.

Gains (losses) from REO were $5.0 million for the three months ended June 30, 2010.  This gain was comprised of a $5.2 million gain on sale of REO, coupled with $200 thousand in additional impairment write-downs during the period.  During the three months ended June 30, 2010, the gain on sale of REO was attributable to mortgage insurance recoveries collected in the period as a result of our increased loss mitigation efforts of our portfolio.  Additionally, loss severities decreased on properties liquidated during the period as compared to previously reserved.

Mortgage and real estate services fees.  Revenues generated from these businesses are primarily from the Company’s long-term mortgage portfolio. For the three months ended June 30, 2011, mortgage and real estate services fees were $14.4 million compared to $15.6 million in fees in the comparable 2010 period. The mortgage and real estate services fees of $14.4 million for the three months ended June 30, 2011, was primarily comprised of $4.7 million in title and escrow fees, $4.1 million in real estate services and recovery fees, $2.3 million in mortgage lending, $1.8 million in loss mitigation fees, and $1.5 million in portfolio service fees. The $1.2 million decrease in mortgage and real estate services fees was comprised of decreases in monitoring, surveillance and recovery fees, loss mitigation fees and portfolio service fees of approximately $2.5 million, $1.7 million, and $200 thousand, respectively. Offsetting these decreases was an increase in mortgage lending and title and escrow fees of approximately $2.2 million and $1.0 million, respectively.

	For the Six Months Ended June 30,
			Increase	%
	2011	2010	(Decrease)	Change
Change in fair value of net trust assets, excluding REO	$7,299	$3,128	$4,171	133%
(Losses) gains from REO	(4,988)	3,857	(8,845)	(229)
Non-interest income - net trust assets	2,311	6,985	(4,674)	(67)
Mortgage and real estate services fees	26,701	26,593	108	0
Other non-interest income	29	(285)	314	110
Total non-interest income	$29,041	$33,293	$(4,252)	(13)%

Non-interest income—net trust assets.  Since our consolidated and unconsolidated securitization trusts are nonrecourse to the Company, our economic risk is limited to our residual interests in these securitization trusts. To understand the economics on our residual interests in securitizations better, it is necessary to consider the net effect of changes in fair value of net trust assets and losses from REO. All estimated future losses are included in the estimate of the fair value of securitized mortgage collateral and REO. Losses on REO are reported separately in the consolidated statement of operations as REO is a nonfinancial asset which is the only component of trust assets and liabilities that is not recorded at fair value. Therefore, REO value at the time of sale or losses from further write-downs are recorded separately in the Company’s consolidated statement of operations. The net effect of changes in value related to our investment in all trust assets and liabilities is shown as non-interest income—net trust assets, which includes losses from REO.  Non-interest income related to our net trust assets (residual interests in securitizations) was $2.3 million for the six months ended June 30, 2011, compared to $7.0 million in the comparable 2010 period.  The individual components of the non-interest income from net trust assets are discussed below:

Change in fair value of net trust assets, excluding REO.  For the six months ended June 30, 2011, the Company recognized a $7.3 million gain from the change in fair value of net trust assets, excluding REO.  The net gain recognized during the period was comprised of gains resulting from the decrease in fair value of securitized mortgage borrowings of $159.0 million. Offsetting these gains were losses resulting from decreases in the fair value of securitized mortgage collateral and investment securities available-for-sale and an increase in fair value of net derivative liabilities of $147.3 million, $146 thousand and $4.3 million, respectively.

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

Losses from REO.  Losses from REO were $5.0 million for the six months ended June 30, 2011.  This loss was comprised of $5.0 million in additional impairment write-downs during the period and $10 thousand in loss on sale of REO.  During the six months ended June 30, 2011, additional impairment write-downs were attributable to higher expected loss severities on properties held during the period as compared to previously reserved.

Gains from REO were $3.9 million for the six months ended June 30, 2010. This gain was comprised of a $3.4 million gain on sale of REO, coupled with $473 thousand in recoveries of the net realizable value during the period.  During the six months ended June 30, 2010, the gain on sale of REO was attributable to mortgage insurance recovery collected in the period as a result of our increased loss mitigation efforts of our portfolio.  Additionally, loss severities decreased on properties liquidated during the period as compared to previously reserved.

Mortgage and real estate services fees.  Revenues generated from these businesses are primarily from the Company’s long-term mortgage portfolio.  For the six months ended June 30, 2011, mortgage and real estate services fees were $26.7 million compared to $26.6 million in fees in the comparable 2010 period. The mortgage and real estate services fees of $26.7 million for the six months ended June 30, 2011, was primarily comprised of $9.0 million in title and escrow fees, $8.6 million in real estate services and recovery fees, $3.2 million in loss mitigation fees, $3.0 million in mortgage lending and $2.9 million in portfolio service fees. The $0.1 million increase in mortgage and real estate services fees was comprised of an increase in mortgage lending, title and escrow fees and portfolio service fees of approximately $2.7 million, $2.5 million and $500 thousand, respectively.  Offsetting these increases were decreases in loss mitigation fees and real estate services and recovery fees of approximately $3.6 million and $2.0 million, respectively.

Non-Interest Expense

Changes in Non-Interest Expense

	For the Three Months Ended June 30,
			Increase	%
	2011	2010	(Decrease)	Change
General and administrative	$5,005	$4,630	$375	8%
Personnel expense	12,294	10,768	1,526	14
Total operating expense	$17,299	$15,398	$1,901	12%

Total non-interest expense was $17.3 million for the three months ended June 30, 2011, compared to $15.4 million for the comparable period of 2010.  The $1.9 million increase in non-interest expense was primarily attributable to a $1.5 million increase in personnel and related costs associated with the expansion of the mortgage lending platform into the Pacific Northwest and Gulf Coast Regions.

	For the Six Months Ended June 30,
			Increase	%
	2011	2010	(Decrease)	Change
General and administrative	$9,584	$9,409	$175	2%
Personnel expense	23,060	20,449	2,611	13
Total operating expense	$32,644	$29,858	$2,786	9%

Total non-interest expense was $32.6 million for the six months ended June 30, 2011, compared to $29.9 million for the comparable period of 2010.  The $2.8 million increase in non-interest expense was primarily attributable to a $2.6 million increase in personnel and related costs associated with the expansion of the mortgage lending platform into the Pacific Northwest and Gulf Coast Regions.

Income Taxes

The Company recorded income tax expense of $9 thousand and $21 thousand for the three and six months ended June 30, 2011, respectively.  The Company recorded income tax expense of $45 thousand and $129 thousand for the three and six months ended June 30, 2010, respectively.  The income tax expense for 2011 and 2010 is the result of state income taxes primarily from states where the Company does not have net operating loss carryforwards.

As of December 31, 2010, the Company had estimated federal and California net operating loss carryforwards of approximately $490.6 million and $492.1 million, respectively, of which $271.7 million (federal) relate to discontinued operations. During the year ended December 31, 2010, estimated net operating loss carryforwards were reduced as a result of the Company generating taxable income from cancellation of debt for approximately $426.2 million of securitized mortgage borrowings. Federal and state net operating loss (NOL) carryforwards begin to expire in 2020 and 2017, respectively. California net operating loss carryforwards have been suspended by the state until 2012, thus the expiration begins in 2017. The Company recorded a full valuation allowance against the deferred tax assets as it believes that as of June 30, 2011 it is more likely than not that the deferred tax assets will not be recoverable.

During the fourth quarter of 2009, the Company received a federal income tax refund in the amount of $8.9 million as a result of an election to carryback NOLs five years pursuant to 2009 federal legislation, The Worker, Homeownership, and Business Assistance Act of 2009. The Company files income tax returns in the U.S. federal and various state jurisdictions. The Company is subject to routine income tax audits in the various jurisdictions. A subsidiary of the Company is currently under examination by the Internal Revenue Service for tax year 2008. Management believes that there are no unresolved issues or claims likely to be material to our financial position. As of June 30, 2011, the Company has no material uncertain tax positions.

Results of Operations by Business Segment

Mortgage and Real Estate Services

Condensed Statements of Operations Data

	For the Three Months Ended June 30,
			Increase	%
	2011	2010	(Decrease)	Change
Net interest income	$49	$6	$43	717%

Mortgage and real estate services fees	14,360	15,572	(1,212)	(8)
Other non-interest income	68	20	48	240
Total non-interest income	14,428	15,592	(1,164)	(7)

Personnel expense	10,887	8,830	2,057	23
Non-interest expense and income taxes	2,794	2,039	755	37
Net earnings	$796	$4,729	$(3,933)	(83)%

For the three months ended June 30, 2011, mortgage and real estate services fees were $14.4 million compared to $15.6 million in fees in the comparable 2010 period. The mortgage and real estate services fees of $14.4 million for the three months ended June 30, 2011, was primarily comprised of $4.7 million in title and escrow fees, $4.1 million in real estate services and recovery fees, $2.3 million in mortgage lending, $1.8 million in loss mitigation fees, and $1.5 million in portfolio service fees. The $1.2 million decrease in mortgage and real estate services fees was comprised of decreases in real estate services and recovery fees, loss mitigation fees and portfolio service fees of approximately $2.5 million, $1.7 million, and $200 thousand, respectively, primarily the result of a reduction in loan modifications and foreclosures. Offsetting these decreases was an increase in mortgage lending and title and escrow fees of approximately $2.0 million and $1.0 million, respectively.

The $2.0 million increase in mortgage lending during the three months ended June 30, 2011 was primarily the result of an increase in net gain on sale of loans slightly offset by an increase in provision for repurchases as compared to the same period in 2010.  For the three months ended June 30, 2011, net gain on sale of loans was $2.2 million as compared to $84 thousand in the second quarter of 2010.  Provision for repurchases increased to $105 thousand for the three months ended June 30, 2011 as compared to $4 thousand for the same period in 2010.  For the three months ended June 30, 2011, the increase in net gain on sale of loans and provision for repurchase was the result of $208.4 million in loan sales during the period as compared to a minimal amount of loans brokered for the comparable 2010 period.

For the three months ended June 30, 2011, personnel expense increased $2.1 million to $10.9 million as a result of increases in personnel and related costs associated with the expansion of our mortgage lending platform into the Pacific Northwest and Gulf Coast Regions during the first quarter of 2011.

	For the Six Months Ended June 30,
			Increase	%
	2011	2010	(Decrease)	Change
Net interest income	$50	$11	$39	355%

Mortgage and real estate services fees	26,701	26,593	108	0
Other non-interest income	(257)	28	(285)	(1,018)
Total non-interest income	26,444	26,621	(177)	(1)

Personnel expense	19,926	16,440	3,486	21
Non-interest expense and income taxes	4,841	4,329	512	12
Net earnings	$1,727	$5,863	$(4,136)	(71)%

For the six months ended June 30, 2011, mortgage and real estate services fees were $26.7 million compared to $26.6 million in fees in the comparable 2010 period. The mortgage and real estate services fees of $26.7 million for the six months ended June 30, 2011, was primarily comprised of $9.0 million in title and escrow fees, $8.6 million in real estate services and recovery fees, $3.2 million in loss mitigation fees, $3.0 million in mortgage lending and $2.9 million in portfolio service fees. The $0.1 million increase in mortgage and real estate services fees was comprised of an increase in mortgage lending, title and escrow fees and portfolio service fees of approximately $2.7 million, $2.5 million and $500 thousand, respectively.  Offsetting these increases were decreases in loss mitigation fees and real estate services and recovery fees of approximately $3.6 million and $2.0 million, respectively, primarily the result of a reduction in loan modifications and foreclosures.

The $2.5 million increase in other non-interest income during the six months ended June 30, 2011 was primarily the result of an increase in net gain on sale of loans slightly offset by an increase in provision for repurchases as compared to the same period in 2010.  For the six months ended June 30, 2011, net gain on sale of loans was $2.9 million as compared to $214 thousand for the same period in 2010.  Provision for repurchases increased to $222 thousand for the six months ended June 30, 2011 as compared to $8 thousand for the same period in 2010.  For the six months ended June 30, 2011, the increase in net gain on sale of loans and provision for repurchase was the result of $231.5 million in loan sales during the period as compared to a minimal amount of loans brokered for the comparable 2010 period.

For the six months ended June 30, 2011, personnel and non-interest expense and income taxes increased as a result of startup costs of approximately $2.0 million the Company invested in its mortgage lending operation infrastructure and personnel costs associated with the expansion into the Pacific Northwest and Gulf Coast Regions during the first quarter of 2011.

Long-term Portfolio

Condensed Statements of Operations Data

	For the Three Months Ended June 30,
			Increase	%
	2011	2010	(Decrease)	Change
Net interest income	$1,261	$1,549	$(288)	(19)%

Change in fair value of net trust assets, excluding REO	2,403	(4,244)	6,647	157
(Losses) gains from REO	(739)	4,965	(5,704)	(115)
Non-interest (loss) income- net trust assets	1,664	721	943	131
Other non-interest income	79	(23)	102	443
Total non-interest income	1,743	698	1,045	150

Personnel expense	1,408	1,938	(530)	(27)
Non-interest expense and income taxes	2,219	2,636	(417)	(16)
Net loss	$(623)	$(2,327)	$1,704	73%

Net loss for the long-term portfolio was $623 thousand for the three months ended June 30, 2011, compared to a loss of $2.3 million for the comparable period of 2010.  The decrease in net loss is primarily attributable to a $943 thousand increase in non-interest income-net trust assets, $530 thousand decrease in personnel expense and a $417 thousand reduction in non-interest expense and income taxes.

For the three months ended June 30, 2011, the Company recognized a $2.4 million gain from the change in fair value of net trust assets, excluding REO.  The net gain recognized during the period was comprised of gains resulting from the decrease in fair value of securitized mortgage borrowings and increase in fair value of investment securities available-for-sale of $296.3 million and $56 thousand, respectively. Offsetting these gains were losses resulting from decreases in the fair value of securitized mortgage collateral and increase in fair value of net derivative liabilities of $286.7 million and $7.2 million, respectively.  Losses from REO were $739 thousand for the three months ended June 30, 2011.  This loss was comprised of $733 thousand in additional impairment write-downs during the period and $6 thousand in loss on sale of REO.  During the three months ended June 30, 2011, additional impairment write-downs were attributable to higher expected loss severities on properties held during the period as compared to previously reserved.

Personnel expense and non-interest expense and income taxes decreased $530 thousand and $417 thousand, respectively, during the three months ended June 30, 2011 primarily as a result of reduced personnel associated with the long-term portfolio segment of the Company.

	For the Six Months Ended June 30,
			Increase	%
	2011	2010	(Decrease)	Change
Net interest income	$2,795	$2,314	$481	21%

Change in fair value of net trust assets, excluding REO	7,299	3,128	4,171	133
(Losses) gains from REO	(4,988)	3,857	(8,845)	(229)
Non-interest income- net trust assets	2,311	6,985	(4,674)	(67)
Other non-interest income	286	(313)	599	191
Total non-interest income	2,597	6,672	(4,075)	(61)

Personnel expense	3,134	4,009	(875)	(22)
Non-interest expense and income taxes	4,764	5,209	(445)	(9)
Net loss	$(2,506)	$(232)	$(2,274)	(980)%

Net loss for the long-term portfolio was $2.5 million for the six months ended June 30, 2011, compared to a loss of $232 thousand for the comparable period of 2010.  The increase in net loss is primarily attributable to a $4.7 million decrease in non-interest income-net trust assets partially offset by an $875 thousand reduction in personnel expense and a $445 thousand decrease in non-interest expense and income taxes.

For the six months ended June 30, 2011, the Company recognized a $7.3 million gain from the change in fair value of net trust assets, excluding REO.  The net gain recognized during the period was comprised of gains resulting from the decrease in fair value of securitized mortgage borrowings of $159.0 million. Offsetting these gains were losses resulting from decreases in the fair value of securitized mortgage collateral and investment securities available-for-sale and an increase in fair value of net derivative liabilities of $147.3 million, $146 thousand and $4.3 million, respectively.  Losses from REO were $5.0 million for the six months ended June 30, 2011.  This loss was comprised of $5.0 million in additional impairment write-downs during the period and $10 thousand in loss on sale of REO.  During the six months ended June 30, 2011, additional impairment write-downs were attributable to higher expected loss severities on properties held during the period as compared to previously reserved.

Personnel expense and non-interest expense and income taxes decreased $875 thousand and $445 thousand, respectively, during the six months ended June 30, 2011 primarily as a result of reduced personnel associated with the long-term portfolio segment of the Company.

Discontinued Operations

Condensed Statements of Operations Data

	For the Three Months Ended June 30,
			Increase	%
	2011	2010	(Decrease)	Change
Net interest income	$—	$17	$(17)	(100)%

Gain (loss) loans held-for-sale	120	(111)	231	208
Provision for repurchases	(740)	(416)	(324)	(78)
Other non-interest income	966	575	391	68
Total non-interest income	346	48	298	621

Non-interest expense and income taxes	338	(739)	1,077	146
Net earnings	$8	$804	$(796)	(99)%

Provision for repurchases increased $324 thousand to a provision of $740 thousand for the three months ended June 30, 2011, compared to a provision of $416 thousand for the same period in 2010. The $324 thousand increase is the result of increases in estimated repurchase obligations during the second quarter of 2011.

The $391 thousand increase in other non-interest income during the three months ended June 30, 2011, is primarily the result of a $775 thousand settlement on loans previously purchased by our discontinued mortgage operations.

Non-interest income and income taxes decreased $1.1 million between periods primarily due to a gain in the second quarter of 2010 related to lease impairment adjustments as a result of changes in our expected minimum future lease payments.

	For the Six Months Ended June 30,
			Increase	%
	2011	2010	(Decrease)	Change
Net interest income	$—	$44	$(44)	(100)%

Gain on loans held-for-sale	98	85	13	15
Provision for repurchases	(993)	(363)	(630)	(174)
Other non-interest income	1,110	2,411	(1,301)	(54)
Total non-interest income	215	2,133	(1,918)	(90)

Non-interest expense and income taxes	557	(1,013)	1,570	155
Net (loss) earnings	$(342)	$3,190	$(3,532)	(111)%

Provision for repurchases increased $630 thousand to $993 thousand for the six months ended June 30, 2011, compared to $363 thousand for the same period in 2010. The $630 thousand increase is the result of increases in estimated repurchase obligations during the first half of 2011.

The $1.3 million decrease in other non-interest income is primarily the result of gains of $304 thousand on sales of REO properties not in trusts and recovery of REO write-downs during the six months ended June 30, 2011 as compared to $1.7 million for the same period in 2010.  Additionally during the six months ended June 30, 2011, the Company received a $775 thousand settlement on loans previously purchased by our discontinued mortgage operations.

Non-interest expense and income taxes decreased $1.6 million between periods primarily due to a gain in the second quarter of 2010 related to lease impairment adjustments as a result of changes in our expected minimum future lease payments.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

On May 25, 2011, the lawsuit filed in the United States District court, Central district of California as Case No. SACV11-00717 entitled Norma B. Power Trust, individually and on Behalf of All Others Similarly Situated v. Impac Mortgage Holdings, Inc., et al, regarding allegations of unauthorized false, invalid amendments to the Company’s corporate charter with regards to its of series B Preferred Stock and Series C Preferred Stock was voluntarily dismissed by the plaintiffs.

The Company is party to litigation and claims which arise in the ordinary course of business.

Please refer to IMH’s reports on Form 10-K for the year ended December 31, 2010 and Form 10-Q for the quarter ended March 31, 2011 for a description of other litigation and claims.

ITEM 1A:  RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2010 and our quarterly reports on Form 10-Q for the period ended March 31, 2011, include a detailed discussion of our risk factors.  The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:  RESERVED

None.

ITEM 5:  OTHER INFORMATION

On April 4, 2011, the master repurchase agreement with New Century Bank was amended to increase the borrowing capacity from $25.0 million to $32.5 million.

On June 30, 2011, the maturity date of the master repurchase agreement with New Century Bank was extended from June 29, 2011 to June 29, 2012.

On March 28, 2011, the maturity date of the master repurchase agreement with East West Bank was extended from June 30, 2011 to April 2012.

On April 1, 2011, the Company, through its subsidiaries, entered into a $2.0 million working capital line of credit agreement with Wells Fargo Bank with a floating interest rate of LIBOR plus 3.5% and an expiration date of April 2012.  Under the terms of the working capital line of credit agreement, the subsidiary is required to maintain various financial and other covenants such as minimum liquidity and profitability.

ITEM 6:  EXHIBITS

(a)	Exhibits:

10.1	Amendment dated April 4, 2011 to Master Repurchase Agreement with New Century Bank.
10.2	Amendment dated June 30, 2011 to Master Repurchase Agreement with New Century Bank.
10.3	Amendment dated March 28, 2011 to Master Repurchase Agreement with East West Bank.
10.4	Line of Credit Agreement dated April 1, 2011 among Excel Mortgage Servicing, Inc. and Wells Fargo
10.5	Supplemental Indenture No. 1 dated May 17, 2011 between LVII 2010-R1, Deuschte Bank National Trust Company
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*

The following materials from Impac Mortgage Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Cash Flows, and (4) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

August 15, 2011