Form 10-Q
period 2011-09-30
IMPAC MORTGAGE HOLDINGS INC
filed 2011-11-14
CIK 1000298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

There were 7,814,946 shares of common stock outstanding as of November 10, 2011.

IMPAC MORTGAGE HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Cash and cash equivalents	$8,716	$11,507
Restricted cash	4,915	1,495
Trust assets
Investment securities available-for-sale	444	645
Securitized mortgage collateral	5,441,590	6,011,675
Derivative assets	37	40
Real estate owned (REO)	61,255	92,708
Total trust assets	5,503,326	6,105,068

Mortgage loans held-for-sale	50,093	4,283
Assets of discontinued operations	105	373
Other assets	29,690	31,213
Total assets	$5,596,845	$6,153,939

LIABILITIES
Trust liabilities
Securitized mortgage borrowings	$5,446,030	$6,012,745
Derivative liabilities	31,062	65,916
Total trust liabilities	5,477,092	6,078,661

Warehouse borrowings	46,948	4,057
Long-term debt	11,333	11,728
Notes payable	6,575	6,874
Liabilities of discontinued operations	10,197	13,053
Other liabilities	14,481	11,869
Total liabilities	5,566,626	6,126,242

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Series A junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none issued or outstanding	—	—
Series B 9.375% redeemable preferred stock, $0.01 par value; liquidation value $16,904; 2,000,000 shares authorized, 665,592 noncumulative shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	7	7
Series C 9.125% redeemable preferred stock, $0.01 par value; liquidation value $35,389; 5,500,000 shares authorized; 1,405,086 noncumulative shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	14	14
Common stock, $0.01 par value; 200,000,000 shares authorized; 7,814,946 and 7,787,546 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	78	78
Additional paid-in capital	1,076,611	1,076,375
Net accumulated deficit:
Cumulative dividends declared	(822,520)	(822,520)
Retained deficit	(225,082)	(227,558)
Net accumulated deficit	(1,047,602)	(1,050,078)
Total Impac Mortgage Holdings, Inc. stockholders’ equity	29,108	26,396
Noncontrolling interests	1,111	1,301
Total equity	30,219	27,697
Total liabilities and stockholders’ equity	$5,596,845	$6,153,939

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010

INTEREST INCOME	$172,657	$230,927	$593,122	$759,016
INTEREST EXPENSE	172,497	229,256	590,117	755,020
Net interest income	160	1,671	3,005	3,996

NON-INTEREST INCOME:
Change in fair value of net trust assets, excluding REO	10,297	9,573	17,596	12,701
Losses from REO	(6,867)	(10,147)	(11,855)	(6,290)
Non-interest income — net trust assets	3,430	(574)	5,741	6,411

Mortgage and real estate services fees	17,857	15,547	44,558	42,168
Gain on sale of Experience 1, Inc.	1,780	—	1,780	—
Other income	1,270	1,189	1,299	876
Total non-interest income	24,337	16,162	53,378	49,455

NON-INTEREST EXPENSE:
Personnel expense	13,599	10,683	36,659	31,132
General and administrative	5,505	4,869	15,089	14,278
Total non-interest expense	19,104	15,552	51,748	45,410
Earnings from continuing operations before income taxes	5,393	2,281	4,635	8,041
Income tax expense from continuing operations	957	14	978	143
Earnings from continuing operations	4,436	2,267	3,657	7,898
(Loss) earnings from discontinued operations, net of tax	(1,490)	(1,285)	(1,832)	1,905
Net earnings	2,946	982	1,825	9,803
Net loss (earnings) attributable to noncontrolling interests	156	(8)	651	375
Net earnings attributable to IMH	$3,102	$974	$2,476	$10,178

Earnings (loss) per common share - basic:
Earnings from continuing operations attributable to IMH	$0.59	$0.29	$0.55	$1.07
(Loss) earnings from discontinued operations	(0.19)	(0.16)	(0.23)	0.25
Net earnings per share available to common stockholders	$0.40	$0.13	$0.32	$1.32

Earnings (loss) per common share - diluted:
Earnings from continuing operations attributable to IMH	$0.55	$0.27	$0.52	$0.99
(Loss) earnings from discontinued operations	(0.18)	(0.15)	(0.22)	0.23
Net earnings per share available to common stockholders	$0.37	$0.12	$0.30	$1.22

See accompanying notes to consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Nine Months
	Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$1,825	$9,803

Losses from REO	11,855	6,290
Change in fair value of mortgage servicing rights	(106)	—
Extinguishment of debt	338	—
Gain on sale of loans	(6,312)	—
Origination of mortgage loans held-for-sale	(525,106)	—
Sale and principal reduction on mortgage loans held-for-sale	486,235	—
Change in fair value of net trust assets, excluding REO	(61,693)	(101,706)
Change in fair value of long-term debt	(2,102)	(952)
Accretion of interest income and expense	251,040	307,710
Change in REO impairment reserve	(22,248)	(12,462)
Stock-based compensation	222	472
Impairment of deferred charge	949	—
Gain on sale of Experience 1, Inc.	(1,780)	—
Net change in restricted cash	(3,420)	250
Amortization of discount on note payable	985	—
Net change in other assets and liabilities	2,517	(3,213)
Net cash used in operating activities of discontinued operations	(2,685)	(3,226)
Net cash provided by operating activities	130,514	202,966

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in securitized mortgage collateral	530,949	563,708
Net change in mortgages held-for-investment	(61)	148
Sale of Experience 1, Inc.	512	—
Maturity of short-term investments	—	5,000
Purchase of premises and equipment	(612)	(1,274)
Net principal change in investment securities available-for-sale	161	117
Proceeds from the sale of real estate owned	117,265	175,707
Net cash provided by investing activities of discontinued operations	—	1,907
Net cash provided by investing activities	648,214	745,313

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of warehouse borrowings	(474,848)	(580)
Borrowings under warehouse agreements	517,739	2,024
Repayment of line of credit	(1,850)	—
Borrowings under line of credit	3,850	—
Repayment of securitized mortgage borrowings	(825,447)	(941,985)
Issuance of note payable	8,815	—
Principal payments on notes payable	(9,688)	(22,935)
Principal payments on capital lease	(201)	—
Proceeds from exercise of stock options	14	20
Net cash used in financing activities	(781,616)	(963,456)

Net change in cash and cash equivalents	(2,888)	(15,177)
Cash and cash equivalents at beginning of period	11,620	25,850
Cash and cash equivalents at end of period - Continuing Operations	8,716	10,601
Cash and cash equivalents at end of period - Discontinued Operations	16	72
Total cash and cash equivalents at end of period	$8,732	$10,673

NON-CASH TRANSACTIONS (Continuing and Discontinued Operations):
Transfer of securitized mortgage collateral to real estate owned	$75,419	$129,907
Acquisition of equipment purchased through capital leases	587	—
Notes received upon sale of Experience 1, Inc.	200	—
Common stock issued per marketing service agreement	—	129
Net effect of consolidation of net trust assets from adoption of accounting principle	—	119,631
Net effect of consolidation of net trust liabilities from adoption of accounting principle	—	(119,631)

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

In September and October 2011, the Company sold its interest in Experience 1, Inc., the parent of the title insurance company, for $3.7 million, recording a total gain of approximately $1.9 million ceasing the Company's involvement in title and escrow activities.  Refer to Note 9.-Sale of Experience 1, Inc. for additional information regarding the transaction.

The information contained throughout this document is presented on a continuing operations basis, unless otherwise stated.

Market Update and Liquidity

During the first nine months of 2011, we continue to see home price declines in many markets as housing prices remained under pressure due to elevated foreclosure levels. In addition, foreclosure delays among other market conditions may result in continued downward pressure on home prices for the foreseeable future.

Mortgage lending and credit market conditions remained weak through the first nine months of 2011 due primarily to the continued economic uncertainty and slower than expected recovery. Existing uncertainties surrounding the housing market, economy and regulatory environment will continue to present challenges for the Company. The ongoing economic stress or further deterioration of general economic conditions could prolong or increase borrower defaults leading to deteriorating performance of our long-term mortgage portfolio and hinder the growth and profitability of our mortgage lending operations.

A number of factors make it difficult to predict when a sustained recovery in the housing and credit markets will occur. Concerns about the future of the global economy, including the pace and magnitude of recovery from the recent economic recession, consumer confidence, volatility in energy prices, global credit market volatility and trends in corporate earnings will continue to influence the U.S. economic recovery and the capital markets.  In the third quarter of 2011, the global financial markets experienced continued volatility and uncertainty as concerns about the Eurozone debt crisis and global economic conditions persisted.  Combined with various proposed regulatory reform measures and global downgrades, there was a flight to treasuries from risk-averse investors as overall asset valuations declined.  In addition, we believe continued improvement in unemployment rates and a sustained recovery of the housing markets remain critical components of a broader U.S. economic recovery. U.S. unemployment rates, which have been a major factor in the deterioration of credit quality in the U.S., remained high at 9.1 percent in September 2011.  While the reported unemployment rate marginally improved from a rate of 9.4 percent at December 2010, it actually increased 30 basis points since the first quarter.  Also, a significant number of unemployed U.S. residents are no longer looking for work and, therefore, are not reflected in the reported U.S. unemployment rates based on reports from financial institutions. Reported unemployment rates in 18 states are at or above the U.S. national average.  Reported unemployment rates in seven states are at or above 10.0 percent, including California and Florida.  California and Florida represent the states with the highest concentration in our long-term mortgage portfolio.

The Company’s ability to meet its long-term liquidity requirements is subject to several factors, such as generating fees from the mortgage and real estate business activities and realizing cash flows from the long-term mortgage portfolio. The Company’s future financial performance and success are dependent in large part upon the ability to grow the mortgage and real estate business activities, including providing services to third parties and expanding the mortgage lending operations. The Company believes that current cash balances, cash flows from mortgage and real estate services fees generated from the long-term mortgage portfolio, and residual interest cash flows from the long-term mortgage portfolio are adequate for the current operating needs. However, the mortgage and real estate services market is volatile, highly competitive and subject to increased regulation. The Company’s ability to successfully compete in the mortgage and real estate services industry is challenging as its business activities have been established in the last few years and many competitors have recently entered or have established businesses delivering similar services. Additionally, the mortgage lending environment is extremely competitive and highly regulated. The future success of the mortgage lending operations will depend on a number of factors, including the ability to procure adequate financing to fund loan production, maintaining associated financial covenants of lenders, the profitability and growth of our origination channels, housing market conditions, economic recovery and financial regulatory reform. Also, the Company's ability to manage short-term liquidity needs including servicing advances may be dependent on successfully securing short-term borrowing facilities. If the Company is unsuccessful, the Company may be unable to satisfy the future operating costs and liabilities, including repayment of the note payable and long-term debt. To be successful in expanding the business and providing adequate returns to the shareholders, the Company may seek financing in the form of debt or equity capital.

Financial Statement Presentation

The accompanying unaudited consolidated financial statements of IMH and its subsidiaries (as defined above) have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These interim period condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the United States Securities and Exchange Commission (SEC).

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

Legal Proceedings

On May 26, 2011, a matter was filed in the United States district Court, Central district of California as Case No. CV11-4514 DSF entitled Citigroup Global Markets, Inc. v. Impac Secured Assets Corp., Impac Funding Corporation and Impac Mortgage Holdings, Inc.  The action alleges a violation of Section 18 and Section 20 of the Securities Act of 1933 and negligent misrepresentation, all involved in the issuance and sale of bonds from a securitization trust.  The plaintiff alleges they relied on certain documents filed with the SEC that were subsequently the subject of an amended filing.  The matter seeks unspecified damages, interest, legal fees and litigation expenses.

In October of this year, the Company received notices of claims for indemnification relating to mortgage backed securities bonds issued, originated, or sold by Impac Secured Assets Corp., Impac Funding Corporation, IMH Assets Corp. and Impac Mortgage Holdings, Inc. from Countrywide Securities Corporation (Countrywide) and Merrill Lynch, Pierce, Fenner & Smith Incorporated (Merrill Lynch). The claims seek indemnification from claims asserted against Countrywide and Merrill Lynch in specified legal actions entitled American International Group Inc. v. Bank of America Corp., et al Case No. 1:11-cv-06212 in the United States District Court for the Southern District of New York and Federal Home Loan Bank of Boston v. Ally Financial, Inc., et al Case No. 11-cv-10952 in the Superior Court Department of the Commonwealth of Massachusetts. The notices each seek indemnification for all losses, liabilities, damages and legal fees and costs incurred in those actions.

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

Please refer to IMH’s report on Form 10-K for the year ended December 31, 2010 and Forms 10-Q for the quarters ended June 30, 2011 and March, 31, 2011 for a description of litigation and claims.

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

The following table presents the estimated fair value of financial instruments included in the consolidated financial statements as of the dates indicated:

	September 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$8,716	$8,716	$11,507	$11,507
Restricted cash	4,915	4,915	1,495	1,495
Investment securities available-for-sale	444	444	645	645
Securitized mortgage collateral	5,441,590	5,441,590	6,011,675	6,011,675
Derivative assets - securitized trusts	37	37	40	40
Derivative assets - lending	1,358	1,358	—	—
Mortgage servicing rights	2,190	2,190	1,439	1,439
Mortgage loans held-for-sale	50,093	50,093	4,283	4,283
Call option	252	252	706	706

Liabilities
Securitized mortgage borrowings	5,446,030	5,446,030	6,012,745	6,012,745
Derivative liabilities - securitized trusts	31,062	31,062	65,916	65,916
Derivative liabilities - lending	927	927	—	—
Long-term debt	11,333	11,333	11,728	11,728
Warehouse borrowings	46,948	46,948	4,057	4,057
Notes payable	6,575	7,429	6,874	6,818
Put option	15	15	61	61

The fair value amounts above have been estimated by management using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop the estimates of fair value in both inactive and orderly markets. Accordingly, the estimates presented are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

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

The mortgage lending operations enters into interest rate lock commitments (IRLCs) and utilizes forward sold Fannie Mae and Ginnie Mae mortgage backed securities (Hedging Instruments) to hedge the fair value changes associated with changes in interest rates relating to its conforming mortgage loan origination operations.  The fair value of IRLCs and Hedging Instruments are represented as derivative assets and liabilities — lending in the table above.

Refer to Recurring Fair Value Measurements below for a description of the valuation methods used to determine the fair value of investment securities available for sale, securitized mortgage collateral and borrowings, derivative assets and liabilities — securitized trusts, derivative assets and liabilities - lending, long-term debt, mortgage servicing rights, loans held-for-sale, and call and put options.

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

As a result of the lack of observable market data resulting from inactive markets, the Company has classified its investment securities available-for-sale, securitized mortgage collateral and borrowings, net derivative liabilities — securitized trusts, long-term debt, mortgage servicing rights, and call and put options as Level 3 fair value measurements. Level 3 assets and liabilities were 99% and 100%, respectively, of total assets and total liabilities measured at estimated fair value at September 30, 2011 and December 31, 2010.

Recurring Fair Value Measurements

We assess our financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by ASC Topic 810. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the beginning of the reporting period. There were no material transfers between our Level 1 and Level 2 classified instruments during the three and nine months ended September 30, 2011.

The following tables present the Company’s assets and liabilities that are measured at estimated fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option at September 30, 2011 and December 31, 2010, based on the fair value hierarchy:

	Recurring Fair Value Measurements
	September 30, 2011			December 31, 2010
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investment securities available-for-sale	$—	$—	$444	$—	$—	$645
Mortgage loans held-for-sale	—	50,093	—	—	4,283	—
Derivative assets, net - lending (1)	—	431	—	—	—	—
Mortgage servicing rights (2)	—	—	2,190	—	—	1,439
Call option (2)	—	—	252	—	—	706
Securitized mortgage collateral	—	—	5,441,590	—	—	6,011,675
Total assets at fair value	$—	$50,524	$5,444,476	$—	$4,283	$6,014,465

Liabilities
Securitized mortgage borrowings	$—	$—	$5,446,030	$—	$—	$6,012,745
Derivative liabilities, net - securitized trusts (3)	—	—	31,025	—	—	65,876
Long-term debt	—	—	11,333	—	—	11,728
Put option (4)	—	—	15	—	—	61
Total liabilities at fair value	$—	$—	$5,488,403	$—	$—	$6,090,410

(1)          At September 30, 2011, derivative assets, net — lending, included $1.4 million in IRLCs and $927 thousand in Hedging Instruments, respectively, associated with the Company’s mortgage lending operations, and is included in other assets and other liabilities in the accompanying consolidated balance sheets.

(2)          Included in other assets in the accompanying consolidated balance sheets.

(3)          At September 30, 2011, derivative liabilities, net — securitized trusts, included $37 thousand in derivative assets and $31.1 million in derivative liabilities, included within trust assets and trust liabilities, respectively. At December 31, 2010, derivative liabilities, net — securitized trusts, included $40 thousand in derivative assets and $65.9 million in derivative liabilities, included within trust assets and trust liabilities, respectively.

(4)          Included in other liabilities in the accompanying consolidated balance sheets.

The following tables present a reconciliation for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2011 and 2010:

	Level 3 Recurring Fair Value Measurements
	For the three months ended September 30, 2011
	Investment securities available- for-sale	Securitized mortgage collateral	Securitized mortgage borrowings	Derivative liabilities, net	Mortgage servicing rights	Call option	Put option	Long-term debt
Fair value, June 30, 2011	$447	$5,641,957	$(5,651,842)	$(38,104)	$1,405	$454	$(23)	$(12,148)
Total gains (losses) included in earnings:
Interest income (1)	30	73,164	—	—	—	—	—	—
Interest expense (1)	—	—	(152,229)	—	—	—	—	(644)
Change in fair value	17	(92,459)	106,771	(4,032)	140	(202)	8	1,459
Total gains (losses) included in earnings	47	(19,295)	(45,458)	(4,032)	140	(202)	8	815
Transfers in and/or out of Level 3	—	—	—	—	—	—	—	—
Purchases, issuances and settlements
Purchases	—	—	—	—		—	—	—
Issuances	—	—	—	—	645	—	—	—
Settlements	(50)	(181,072)	251,270	11,111	—	—	—	—
Fair value, September 30, 2011	$444	$5,441,590	$(5,446,030)	$(31,025)	$2,190	$252	$(15)	$(11,333)
Unrealized gains (losses) still held (2)	$279	$(4,333,232)	$6,294,503	$(30,665)	$—	$—	$—	$59,430

(1)             Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. The total net interest income, including cash received and paid, was $160 thousand for the three months ended September 30, 2011, as reflected in the accompanying consolidated statement of operations. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations is primarily from contractual interest on the securitized mortgage collateral and borrowings.

(2)             Represents the amount of unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held and reflected in the fair values at September 30, 2011.

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

	Level 3 Recurring Fair Value Measurements
	For the nine months ended September 30, 2011
	Investment securities available- for-sale	Securitized mortgage collateral	Securitized mortgage borrowings	Derivative liabilities, net	Mortgage servicing rights	Call option	Put option	Long-term debt
Fair value, December 31, 2010	$645	$6,011,675	$(6,012,745)	$(65,876)	$1,439	$706	$(61)	$(11,728)
Total gains (losses) included in earnings:
Interest income (1)	88	276,009	—	—	—	—	—	—
Interest expense (1)	—	—	(525,430)	—	—	—	—	(1,707)
Change in fair value of net trust assets, excluding REO	(128)	(239,727)	265,754	(8,303)	106	(454)	46	2,102
Total (losses) gains included in earnings	(40)	36,282	(259,676)	(8,303)	106	(454)	46	395
Transfers in and/or out of Level 3	—	—	—	—				—
Purchases, issuances and settlements
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	645	—	—	—
Settlements	(161)	(606,367)	826,391	43,154	—	—	—	—
Fair value, September 30, 2011	$444	$5,441,590	$(5,446,030)	$(31,025)	$2,190	$252	$(15)	$(11,333)
Unrealized gains (losses) still held (2)	$279	$(4,333,232)	$6,294,503	$(30,665)	$—	$—	$—	$59,430

(1)             Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. The total net interest income, including cash received and paid, was $3.0 million for the nine months ended September 30, 2011, as reflected in the accompanying consolidated statement of operations.  The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations is primarily from contractual interest on the securitized mortgage collateral and borrowings.

	Level 3 Recurring Fair Value Measurements
	For the nine months ended September 30, 2010
	Investment securities available- for-sale	Securitized mortgage collateral	Securitized mortgage borrowings	Derivative liabilities, net	Long-term debt
Fair value, December 31, 2009	$813	$5,666,122	$(5,659,865)	$(126,457)	$(9,773)
Total gains (losses) included in earnings:
Interest income (1)	203	374,686	—	—	—
Interest expense (1)	—	—	(680,598)	—	(2,001)
Change in fair value of net trust assets, excluding REO	653	606,477	(552,853)	(41,576)	952
Total (losses) gains included in earnings	856	981,163	(1,233,451)	(41,576)	(1,049)
Adoption of ASU 2009-17 (2)	(298)	116,907	(110,618)	(9,013)	—
Transfers in and/or out of Level 3	—	—	—	—	—
Purchases, issuances and settlements
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	(117)	(693,615)	942,934	88,057	—
Fair value, September 30, 2010	$1,254	$6,070,577	$(6,061,000)	$(88,989)	$(10,822)

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

The following tables present the changes in recurring fair value measurements included in net earnings (loss) for the three and nine months ended September 30, 2011 and 2010:

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Earnings
	For the three months ended September 30, 2011
	Interest	Interest	Change in Fair Value of			Other Non-interest	Mortgage and real
	Income (1)	Expense (1)	Net Trust Assets		Long-term Debt	Income	estate services fees	Total
Investment securities available-for-sale	$30	$—	$17		$—	$—	$—	$47
Securitized mortgage collateral	73,164	—	(92,459)		—	—	—	(19,295)
Securitized mortgage borrowings	—	(152,229)	106,771		—	—	—	(45,458)
Mortgage servicing rights	—	—	—		—	140	—	140
Call option	—	—	—		—	(202)	—	(202)
Put option	—	—	—		—	8	—	8
Derivative liabilities, net	—	—	(4,032	) (2)	—	—	—	(4,032)
Long-term debt	—	(644)	—		1,459	—	—	815
Mortgage loans held-for-sale	—	—	—		—	—	457	457
Derivative assets - IRLCs	—	—	—		—	—	1,064	1,064
Derivative liabilities - Hedging Instruments	—	—	—		—	—	(796)	(796)
Total	$73,194	$(152,873)	$10,297		$1,459	$(54)	$725	$(67,252)

(1)             Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.

(2)             Included in this amount is $7.4 million in changes in the fair value of derivative instruments, offset by $11.4 million in cash payments from the securitization trusts for the three months ended September 30, 2011.

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Loss
	For the three months ended September 30, 2010
	Interest	Interest	Change in Fair Value of
	Income (1)	Expense (1)	Net Trust Assets		Long-term Debt	Total
Investment securities available-for-sale	$90	$—	$(66)		$—	$24
Securitized mortgage collateral	120,487	—	(44,287)		—	76,200
Securitized mortgage borrowings	—	(203,594)	66,194		—	(137,400)
Derivative liabilities, net	—	—	(12,268	) (2)	—	(12,268)
Long-term debt	—	(633)	—		1,168	535
Total	$120,577	$(204,227)	$9,573		$1,168	$(72,909)

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

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Earnings
	For the nine months ended September 30, 2011
	Interest	Interest	Change in Fair Value of			Other Non-interest	Mortgage and real
	Income (1)	Expense (1)	Net Trust Assets		Long-term Debt	Income	estate services fees	Total
Investment securities available-for-sale	$88	$—	$(128)		$—	$—	$—	$(40)
Securitized mortgage collateral	276,009	—	(239,727)		—	—	—	36,282
Securitized mortgage borrowings	—	(525,430)	265,754		—	—	—	(259,676)
Mortgage servicing rights	—	—	—		—	106	—	106
Call option	—	—	—		—	(454)	—	(454)
Put option	—	—	—		—	46	—	46
Derivative liabilities, net	—	—	(8,303	) (2)	—	—	—	(8,303)
Long-term debt	—	(1,707)	—		2,102	—	—	395
Mortgage loans held-for-sale	—	—	—		—	—	1,272	1,272
Derivative assets - IRLCs	—	—	—		—	—	1,358	1,358
Derivative liabilities - Hedging Instruments	—	—	—		—	—	(923)	(923)
Total	$276,097	$(527,137)	$17,596	(3)	$2,102	$(302)	$1,707	$(229,937)

(1)             Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.

(2)             Included in this amount is $35.8 million in changes in the fair value of derivative instruments, offset by $44.1 million in cash payments from the securitization trusts for the nine months ended September 30, 2011.

(3)             For the nine months ended September 30, 2011, change in the fair value of trust assets, excluding REO was $17.6 million.  Excluded from the $61.7 million change in fair value of net trust assets, excluding REO, in the accompanying consolidated statement of cash flows is $44.1 million in cash payments from the securitization trusts related to the Company’s net derivative liabilities.

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Loss
	For the nine months ended September 30, 2010
	Interest	Interest	Change in Fair Value of
	Income (1)	Expense (1)	Net Trust Assets		Long-term Debt	Total
Investment securities available-for-sale	$203	$—	$653		$—	$856
Securitized mortgage collateral	374,686	—	606,477		—	981,163
Securitized mortgage borrowings	—	(680,598)	(552,853)		—	(1,233,451)
Derivative liabilities, net	—	—	(41,576	) (2)	—	(41,576)
Long-term debt	—	(2,001)	—		952	(1,049)
Total	$374,889	$(682,599)	$12,701	(3)	$952	$(294,057)

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

(3)       For the nine months ended September 30, 2010, change in the fair value of net trust assets, excluding REO was $12.7 million. Excluded from the $101.7 million change in fair value of net trust assets, excluding REO, in the accompanying consolidated statement of cash flows is $89.0 million in cash payments from the securitization trusts related to the Company’s net derivative liabilities.

The following is a description of the measurement techniques for items recorded at estimated fair value on a recurring basis.

Investment securities available-for-sale—The Company elected to carry all of its investment securities available-for-sale at fair value. The investment securities consist primarily of non-investment grade mortgage-backed securities. The fair value of the investment securities is measured based upon the Company’s expectation of inputs that other market participants would use. Such assumptions include judgments about the underlying collateral, prepayment speeds, future credit losses, forward interest rates and certain other factors. Given the market disruption and lack of observable market data as of September 30, 2011 and December 31, 2010, the estimated fair value of the investment securities available-for-sale was measured using significant internal expectations of market participants’ assumptions.  Investment securities available-for-sale are considered a Level 3 measurement at September 30, 2011.

Mortgage servicing rights—The Company elected to carry all of its mortgage servicing rights at fair value. The fair value of mortgage servicing rights is based upon an internal discounted cash flow model. The valuation model incorporates assumptions that market participants would use in estimating the fair value of servicing. These assumptions include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, prepayment and late fees, among other considerations. Mortgage servicing rights are considered a Level 3 measurement at September 30, 2011.

Mortgage loans held-for-sale—The Company elected to carry its mortgage loans held-for-sale originated from its residential mortgage lending platform at fair value. Fair value is based on quoted market prices, where available, prices for other traded mortgage loans with similar characteristics, and purchase commitments and bid information received from market participants. Given the meaningful level of secondary market activity for conforming mortgage loans, active pricing is available for similar assets and accordingly, the Company classifies its mortgage loans held-for-sale as a Level 2 measurement at September 30, 2011.

Call option—As part of the acquisition of AmeriHome Mortgage Corporation (AmeriHome) as more fully discussed in Note 18.—Business Combinations of our Annual Report on Form 10-K for the year ended December 31, 2010, the purchase agreement included a call option to purchase an additional 39% of AmeriHome. The estimated fair value is based on a multinomial model incorporating various assumptions including expected future book value of AmeriHome, the probability of the option being exercised, volatility, expected term and certain other factors. The call option is considered a Level 3 measurement at September 30, 2011.

Put option—As part of the acquisition of AmeriHome, a put option which allows the noncontrolling interest holder to sell his remaining 49% of AmeriHome to the Company in the event the Company does not exercise the call option discussed above. The estimated fair value is based on a multinomial model incorporating various assumptions including expected future book value of AmeriHome, the probability of the option being exercised, volatility, expected term and certain other factors. The put option is considered a Level 3 measurement at September 30, 2011.

Securitized mortgage collateral—The Company elected to carry all of its securitized mortgage collateral at fair value. These assets consist primarily of non-conforming mortgage loans securitized between 2002 and 2007. Fair value measurements are based on the Company’s internal models used to compute the net present value of future expected cash flows with observable market participant assumptions where available. The Company’s assumptions include its expectations of inputs that other market participants would use in pricing these assets. These assumptions include judgments about the underlying collateral, prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors.  As of September 30, 2011, securitized mortgage collateral had an unpaid principal balance of $9.8 billion, compared to an estimated fair value of $5.4 billion. The aggregate unpaid principal balance exceeds the fair value by $4.4 billion at September 30, 2011.  As of September 30, 2011, the unpaid principal balance of loans 90 days or more past due was $1.6 billion compared to an estimated fair value of $0.5 billion. The aggregate unpaid principal balances of loans 90 days or more past due exceed the fair value by $1.1 billion at September 30, 2011.  Securitized mortgage collateral is considered a Level 3 measurement at September 30, 2011.

Securitized mortgage borrowings—The Company elected to carry all of its securitized mortgage borrowings at fair value. These borrowings consist of individual tranches of bonds issued by securitization trusts and are primarily backed by non-conforming mortgage loans. Fair value measurements include the Company’s judgments about the underlying collateral and assumptions such as prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of September 30, 2011, securitized mortgage borrowings had an outstanding principal balance of $9.9 billion compared to an estimated fair value of $5.4 billion. The aggregate outstanding principal balance exceeds the fair value by $4.5 billion at September 30, 2011.  Securitized mortgage borrowings is considered a Level 3 measurement at September 30, 2011.

Long-term debt—The Company elected to carry all of its long-term debt (consisting of trust preferred securities and junior subordinated notes) at fair value. These securities are measured based upon an analysis prepared by management, which considered the Company’s own credit risk, including settlements with trust preferred debt holders and discounted cash flow analysis. As of September 30, 2011, long-term debt had an unpaid principal balance of $70.5 million compared to an estimated fair value of $11.3 million. The aggregate unpaid principal balance exceeds the fair value by $59.2 million at September 30, 2011.  The long-term debt is considered a Level 3 measurement at September 30, 2011.

Derivative assets and liabilities — Securitized trusts—For non-exchange traded contracts, fair value is based on the amounts that would be required to settle the positions with the related counterparties as of the valuation date. Valuations of derivative assets and liabilities are based on observable market inputs, if available. To the extent observable market inputs are not available, fair values measurements include the Company’s judgments about future cash flows, forward interest rates and certain other factors, including counterparty risk. Additionally, these values also take into account the Company’s own credit standing, to the extent applicable; thus, the valuation of the derivative instrument includes the estimated value of the net credit differential between the counterparties to the derivative contract.  As of September 30, 2011, the notional balance of derivative assets and liabilities — securitized trusts was $2.3 billion.  These derivatives are included in the consolidated securitization trusts, which are nonrecourse to the Company, and thus the economic risk from these derivatives is limited to the Company’s residual interests in the securitization trusts.

Derivative assets and liabilities - Lending — The Company’s derivative assets and liabilities are carried at fair value as required by GAAP and are accounted for as free standing derivatives.  The derivative assets are IRLCs with prospective residential mortgage borrowers whereby the interest rate on the loan is determined prior to funding and the borrowers have locked in that interest rate.  These commitments are determined to be derivative instruments.  The derivative liabilities are Hedging Instruments used to hedge the fair value changes associated with changes in interest rates relating to its conforming mortgage loan origination operations.  The Company hedges the period from the interest rate lock (assuming a fall-out factor) to the date of the loan sale. The estimated fair value is based on current market prices for similar instruments. Given the meaningful level of secondary market activity for derivative contracts, active pricing is available for similar assets and accordingly, the Company classifies its derivative assets and liabilities as a Level 2 measurement at September 30, 2011.

The following table includes information for the derivative assets and liabilities — lending for the periods presented:

		Total Gains (Losses) (1)
	Notional Balance	For the Three Months Ended	For the Nine Months Ended
	September 30, 2011	September 30, 2011	September 30, 2011
Derivative assets - IRLC’s	$122,390	$1,064	$1,358
Derivative liabilities - Hedging Instruments	107,000	(3,460)	(5,505)

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

The following tables present financial and non-financial assets and liabilities measured using nonrecurring fair value measurements at September 30, 2011 and 2010, respectively:

	Nonrecurring Fair Value Measurements			Total Losses
	September 30, 2011			For the Three Months Ended	For the Nine Months Ended
	Level 1	Level 2	Level 3	September 30, 2011 (5)	September 30, 2011 (5)
REO (1)	$—	$8,993	$—	$(7,006)	$(11,992)
Lease liability (2)	—	—	(2,244)	(223)	(525)
Deferred charge (3)	—	—	12,195	(949)	(949)
Intangible assets (4)	—	—	479	—	—

(1)          Balance represents REO at September 30, 2011 which have been impaired subsequent to foreclosure.  Amounts are included in continuing operations.  For the three and nine months ended September 30, 2011, the $7.0 million and $12.0 million loss, respectively, represent additional impairment write-downs during the period.

(2)          Amounts are included in discontinued operations.  For the three and nine months ended September 30, 2011, the Company recorded $223 thousand and $525 thousand in losses, respectively, resulting from changes in lease liabilities as a result of changes in our expected minimum future lease payments.

(3)          Amounts are included in continuing operations. For the three and nine months ended September 30, 2011, the Company recorded $949 thousand in income tax expense resulting from impairment write-downs based on changes in estimated cash flows and lives of the related mortgages retained in the securitized mortgage collateral.

(4)          Amount is included in other assets in the accompanying consolidated balance sheets.

(5)          Total losses reflect losses from all nonrecurring measurements during the period.

	Non-recurring Fair Value Measurements			Total Gains (Losses)
	September 30, 2010			For the Three Months Ended	For the Nine Months Ended
	Level 1	Level 2	Level 3	September 30, 2010 (6)	September 30, 2010 (6)
Mortgage loans held-for-sale (1)	$—	$—	$—	$—	$(218)
REO (2)	—	69,488	—	(10,258)	(9,430)
Lease liability (3)	—	—	(2,353)	(44)	357
Deferred charge (4)	—	—	13,144	—	—
Intangible asset (5)	—	—	1,000	—	—

(1)         Relates to Alt-A loans held-for-sale included in assets of discontinued operations.

(2)         Amounts are included in continuing operations.  For the three months ended September 30, 2010, the $10.3 million loss related to additional impairment write-downs during the period is within continuing operations.  For the nine months ended September 30, 2010, the $9.4 million loss during the period included $9.8 million of additional impairment write-downs and $355 thousand in recoveries within continuing and discontinued operations, respectively.

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

Mortgage loans held-for-sale—Mortgage loans held-for-sale (included in assets of discontinued operations) for which the fair value option was not elected are carried at the lower of cost or market (LOCOM). When available, such measurements are based upon what secondary markets offer for portfolios with similar characteristics, and are considered Level 2 measurements. If market pricing is not available, such measurements are significantly impacted by the Company’s expectations of other market participants’ assumptions, and are considered Level 3 measurements. The Company utilizes internal pricing processes to estimate the fair value of these loans, which is based on recent loan sales and estimates of the fair value of the underlying collateral. Loans held-for-sale from the discontinued non-conforming lending division is considered Level 3 fair value measurements at September 30, 2010.

Real estate owned—REO consists of residential real estate acquired in satisfaction of loans. Upon foreclosure, REO is adjusted to the estimated fair value of the residential real estate less estimated selling and holding costs, offset by expected contractual mortgage insurance proceeds to be received, if any. Subsequently, REO is recorded at the lower of carrying value or estimated fair value less costs to sell. Fair values of REO are generally based on observable market inputs, and considered Level 2 measurements at September 30, 2011.

Lease liability—In connection with the discontinuation of our non-conforming mortgage, retail mortgage, warehouse lending and commercial operations, a significant amount of office space that was previously occupied is no longer being used by the Company. The Company has subleased a significant amount of this office space. The Company has recorded a liability, included within discontinued operations, representing the present value of the minimum lease payments over the remaining life of the lease, offset by the expected proceeds from sublet revenue related to this office space. This liability is based on present value techniques that incorporate the Company’s judgments about estimated sublet revenue and discount rates. Therefore, this liability is considered a Level 3 measurement at September 30, 2011.

Deferred charge—Deferred charge represents the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH in prior years. The deferred charge is amortized as a component of income tax expense over the estimated life of the mortgages retained in the securitized mortgage collateral. The Company evaluates the deferred charge for impairment quarterly using internal estimates of fair value of securitized mortgage collateral. If the deferred charge is determined to be impaired, the balance is reduced with a charge to income tax expense. Deferred charge is considered a Level 3 measurement at September 30, 2011.  For the nine months ended September 30, 2011, the Company recorded $949 thousand in income tax expense resulting from deferred charge impairment write-downs based on changes in estimated fair value of securitized mortgage collateral.

Intangible assets—Intangible assets deemed to have an indefinite life are tested annually for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment losses are recognized if carrying amount of an intangible asset exceeds its estimated fair value. Intangible asset, which is included in other assets of continuing operations, is considered a Level 3 measurement at September 30, 2011.

Note 3.—Stock Options

There were no options granted during the nine months ended September 30, 2011 or 2010, respectively.

The following table summarizes activity, pricing and other information for the Company’s stock options for the nine months ended September 30, 2011:

		Weighted-
		Average
	Number of	Exercise
	Shares	Price ($)
Options outstanding at January 1, 2011	1,476,704	$6.28
Options granted	—	—
Options exercised	(27,400)	0.53
Options forfeited / cancelled	(171,367)	24.66
Options outstanding at September 30, 2011	1,277,937	$3.94
Options exercisable at September 30, 2011	906,477	$4.42

As of September 30, 2011, there was approximately $696 thousand of total unrecognized compensation cost related to stock option compensation arrangements granted under the plan, net of estimated forfeitures. That cost is expected to be recognized over the remaining weighted average period of 2.13 years.

The following table summarizes activity, pricing and other information for the Company’s restricted stock units (RSU’s) for the nine months ended September 30, 2011:

Weighted-
Average
	Number of	Grant Date
	Shares	Fair Value
RSU’s outstanding at January 1, 2011	24,000	$2.73
RSU’s granted	—	—
RSU’s exercised	—	—
RSU’s forfeited / cancelled	—	—
RSU’s outstanding at September 30, 2011	24,000	$2.73

As of September 30, 2011, there was approximately $47 thousand of total unrecognized compensation cost related to the RSU compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of 2.18 years.

Note 4.—Reconciliation of Earnings Per Share

The following table presents the computation of basic and diluted earnings (loss) per common share, including the dilutive effect of stock options and cumulative redeemable preferred stock outstanding for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Numerator for basic earnings (loss) per share:
Earnings from continuing operations	$4,436	$2,267	$3,657	$7,898
Net loss (earnings) attributable to noncontrolling interest	156	(8)	651	375
Earnings from continuing operations attributable to IMH	4,592	2,259	4,308	8,273
(Loss) earnings from discontinued operations	(1,490)	(1,285)	(1,832)	1,905
Earnings per share available to common stockholders	$3,102	$974	$2,476	$10,178

Denominator for basic earnings (loss) per share (1):
Basic weighted average common shares outstanding during the year	7,812	7,760	7,798	7,727

Denominator for diluted earnings (loss) per share (1):
Basic weighted average common shares outstanding during the year	7,812	7,760	7,798	7,727
Net effect of dilutive stock options	533	584	557	601
Diluted weighted average common shares	8,345	8,344	8,355	8,328

Earnings (loss) per common share - basic:
Earnings from continuing operations attributable to IMH	$0.59	$0.29	$0.55	$1.07
(Loss) earnings from discontinued operations	(0.19)	(0.16)	(0.23)	0.25
Net earnings per share available to common stockholders	$0.40	$0.13	$0.32	$1.32

Earnings (loss) per common share - diluted:
Earnings from continuing operations attributable to IMH	$0.55	$0.27	$0.52	$0.99
(Loss) earnings from discontinued operations	$(0.18)	(0.15)	(0.22)	0.23
Net earnings per share available to common stockholders	$0.37	$0.12	$0.30	$1.22

(1)          Number of shares presented in thousands.

For the three and nine months ended September 30, 2011, stock options to purchase 552 thousand shares were outstanding but not included in the above weighted average share calculations because they were anti-dilutive.

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

Note 5.—Segment Reporting

The Company has three reporting segments, consisting of the long-term mortgage portfolio, mortgage and real estate services and discontinued operations. The following tables present the selected financial data and operating results by reporting segment for the periods indicated:

		Mortgage and
	Long-term	Real Estate	Discontinued
	Portfolio	Services	Operations	Reclassifications (1)	Consolidated
Balance sheet items as of September 30, 2011:
Cash and cash equivalents	$—	$8,782	$16	$(82)	$8,716
Restricted cash	4,255	660	—	—	4,915
Trust assets	5,503,326	—	—	—	5,503,326
Mortgage loans held-for-sale	—	50,093	—	—	50,093
Other assets	18,759	10,931	89	16	29,795
Total assets	5,526,340	70,466	105	(66)	5,596,845
Total liabilities	5,500,696	55,799	10,197	(66)	5,566,626
Total stockholders’ equity (deficit)	25,644	14,667	(10,092)	—	30,219

Balance sheet items as of December 31, 2010:
Cash and cash equivalents	$—	$12,259	$113	$(865)	$11,507
Restricted cash	—	1,495	91	(91)	1,495
Trust assets	6,105,068	—	—	—	6,105,068
Mortgage loans held-for-sale	—	4,283	—	—	4,283
Other assets	18,526	12,687	169	204	31,586
Total assets	6,123,594	30,724	373	(752)	6,153,939
Total liabilities	6,101,157	12,784	13,053	(752)	6,126,242
Total stockholders’ equity (deficit)	22,437	17,940	(12,680)	—	27,697

		Mortgage and
	Long-term	Real Estate	Discontinued
	Portfolio	Services	Operations	Reclassifications (1)	Consolidated
Statement of Operations Items for the three months ended September 30, 2011:
Net interest income	$228	$(68)	$—	$—	$160
Non-interest income- net trust assets	3,430	—	—	—	3,430
Mortgage and real estate services fees	—	17,857	—	—	17,857
Other income (expense)	1,475	1,575	(989)	989	3,050
Non-interest expense and income taxes	(3,419)	(16,642)	(501)	501	(20,061)
Earnings from continuing operations	$1,714	$2,722			4,436
Loss from discontinued operations, net of tax			$(1,490)		(1,490)
Net earnings					$2,946

Statement of Operations Items for the nine months ended September 30, 2011:
Net interest income	$3,023	$(18)	$—	$—	$3,005
Non-interest income- net trust assets	5,741	—	—	—	5,741
Mortgage and real estate services fees	—	44,558	—	—	44,558
Other income (expense)	1,761	1,318	(774)	774	3,079
Non-interest expense and income taxes	(11,318)	(41,408)	(1,058)	1,058	(52,726)
(Loss) earnings from continuing operations	$(793)	$4,450			3,657
Loss from discontinued operations, net of tax			$(1,832)		(1,832)
Net earnings					$1,825

		Mortgage and
	Long-term	Real Estate	Discontinued
	Portfolio	Services	Operations	Reclassifications (1)	Consolidated
Statement of Operations Items for the three months ended September 30, 2010:
Net interest income	$1,666	$5	$4	$(4)	$1,671
Non-interest income- net trust assets	(574)	—	—	—	(574)
Mortgage and real estate services fees	—	15,547	—	—	15,547
Other income (expense)	1,189	—	(1,673)	1,673	1,189
Non-interest expense and income taxes	(4,364)	(11,202)	384	(384)	(15,566)
(Loss) earnings from continuing operations	$(2,083)	$4,350			2,267
Loss from discontinued operations, net of tax			$(1,285)		(1,285)
Net earnings					$982

Statement of Operations Items for the nine months ended September 30, 2010:
Net interest income (expense)	$3,980	$16	$48	$(48)	$3,996
Non-interest income- net trust assets	6,411	—	—	—	6,411
Mortgage and real estate services fees	—	42,168	—	—	42,168
Other income (expense)	876	—	460	(460)	876
Non-interest expense and income taxes	(13,582)	(31,971)	1,397	(1,397)	(45,553)
(Loss) earnings from continuing operations	$(2,315)	$10,213			7,898
Earnings from discontinued operations, net of tax			$1,905		1,905
Net earnings					$9,803

(1)          Amounts represent reclassifications of activity in the discontinued operations segment into loss from discontinued operations, net of tax as presented in the accompanying consolidated statements of operations.

Note 6.—Warehouse Borrowings

The Company, through IRES and its subsidiaries, enters into Master Repurchase Agreements with lenders providing warehouse facilities. The warehouse facilities are used to fund, and are secured by, residential mortgage loans that are held for sale.

In August 2011, the Company, through IRES and its subsidiaries, entered into a Master Repurchase Agreement with a lender providing a $25 million warehouse facility (Repurchase Agreement 5). The interest rate relating to this agreement is LIBOR plus 3.25% and expires August 29, 2012. Under the terms of this warehouse facility, IRES and its subsidiaries are required to maintain various financial and other covenants.  At September 30, 2011, the Company had warehouse capacity of $87.5 million as shown below.

In an effort to improve warehouse borrowing terms, repurchase agreement 1 for $25.0 million was terminated and replaced by repurchase agreement 5 for $25.0 million which has more favorable terms.

At September 30, 2011, the Company was in compliance with all financial covenants.

The following table presents certain information on warehouse borrowings for the periods indicated:

	Maximum
	Borrowing	Balance Outstanding at
	Capacity	September 30, 2011	December 31, 2010
Short-term borrowings:
Repurchase agreement 1 (1)	$—	$—	$477
Repurchase agreement 2 (2)	—	—	1,800
Repurchase agreement 3	32,500	25,622	1,780
Repurchase agreement 4 (3)	30,000	19,435	—
Repurchase agreement 5	25,000	1,891	—
Total short-term borrowings	$87,500	$46,948	$4,057

(1)          In September 2011, the Company elected to terminate the line.

(2)          In May 2011, the agreement terminated.  The Company elected not to renew the agreement.

(3)          In September 2011, the maximum borrowing capacity increased to $30.0 million.

Note 7.—Notes Payable

Note payable—Debt Agreement

In May 2011, the Company entered into a $10.3 million structured debt agreement using seven of the Company’s residual interests (net trust assets) as collateral with the same note holder as the previous debt agreement.  The Company used a portion of the proceeds to pay off the $4.0 million balance owed on the previous debt agreement.  The Company received proceeds of $4.8 million, net of the aforementioned payoff, $1.4 million discount and transaction costs of approximately $50 thousand.

The structured debt agreement is evidenced by an Indenture with Deutsche Bank National Trust Company, as trustee. It bears interest at a fixed rate of 10% per annum with an effective yield of approximately 28% and is amortized in equal principal payments over 18 months with all distributions from the underlying residuals being used to make the monthly payments, and was recorded as a note payable in the accompanying consolidated balance sheets. If the cumulative cash flows received from the collateralized residual interests are not sufficient to pay the required monthly principal and interest the Company would be required to pay the difference to avoid the transfer of the residual interests and the rights to the associated future cash flows to the note holder.  Any excess cash flows from the residual interests are included in a reserve account, which is available to cover future shortfalls. During the first nine months of 2011, the Company received $4.3 million in excess cash flows from the residual interests collateralizing the note payable.  The $4.3 million in excess cash flows is included in restricted cash on the consolidated balance sheets.  If the amount of restricted cash becomes sufficient to satisfy the remaining obligation the note payable can be paid off and the residuals listed as security are released.  The carrying value of the debt agreement at September 30, 2011 was $6.6 million, net of an $800 thousand discount, and was current as to principal and interest payments.

Note 8.—Line of Credit Agreement

In April 2011, the Company, through its subsidiaries, entered into a $2.0 million working capital line of credit agreement with a national bank with an interest rate of LIBOR plus 3.5%.  The agreement expires in April 2012 and under the terms of the agreement the Company and its subsidiaries are required to maintain various financial and other covenants.  There was $2.0 million outstanding on the working capital line of credit as of September 30, 2011, and the Company was in compliance with all financial covenants.

Note 9.—Sale of Experience 1, Inc.

In September 2011, the Company sold 7,000 of its 8,000 shares of common stock of its majority-owned subsidiary Experience 1, Inc., the parent of the title insurance company, for total consideration of $3.36 million, recording a gain of approximately $1.78 million.  The Company received proceeds in the form of cash and two secured promissory notes in the amount of $60 thousand each, which bear interest at 4% and have a term of 24 months.

In October 2011, the Company sold its remaining 1,000 shares for $360 thousand, recording a gain of approximately $160 thousand.  The Company accepted two secured promissory notes in the amount of $180 thousand each, which bear interest at 4% and have a term of 24 months.

In a separate transaction associated with the sale, the Company agreed to sell fixed assets and intellectual property to Experience 1, Inc. for $140 thousand.  The Company accepted a promissory note of $140 thousand, which bears interest at 8% and has a term of 12 months.

As part of the sales agreement, the Company will continue to provide operational and administrative services including, accounting, human resources, and information technology at a predetermined price through October 31, 2011, and may continue to do so thereafter at an agreed upon price.

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

For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the period ended December 31, 2010, and other reports we file under the Securities and Exchange Act of 1934. This document speaks only as of its date and we do not undertake, and specifically disclaim any obligation, to release publicly the results of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

Status of Operations, Liquidity and Capital Resources

Mortgage and Real Estate Services

The mortgage and real estate services have been developed as part of a centralized platform to operate synergistically to maximize revenues and profits. The integrated services platform includes the mortgage lending operations, portfolio loss mitigation and real estate services.

Mortgage Lending Operations—During the third quarter of 2011, the Company continued to expand its mortgage lending activities increasing loan originations and loan sales. During the three and nine months ended September 30, 2011, the Company originated $256.6 million and $538.1 million and sold $250.3 million and $485.5 million of loans, respectively, as compared to $22.1 million of loans originated in the first nine months of 2010. Consistent with the Company's strategy, it also increased its servicing portfolio with an increase in sales of servicing retained loans to FannieMae and increases in GinnieMae issuances. The Company is currently focusing on originating FannieMae, FreddieMac, and government loans as it believes that having the ability to sell loans to FannieMae, FreddieMac, and issue GinnieMae securities makes it more competitive in the overall mortgage origination market.

In March 2011, the Company opened regional production offices in the pacific northwest and gulf coast regions giving the Company origination capabilities throughout the entire west coast and gulf coast regions. Included in the originations balances stated above, during the three and nine months ended September 30, 2011, these new production offices contributed approximately $139.7 million and $265.3 million, respectively, in originations of primarily agency and government insured residential mortgage loans.

During the third quarter of 2011, the Company increased its warehouse borrowings capacity to $87.5 million from $77.5 million at June 30, 2011.  In an effort to improve warehouse borrowing terms, the Company replaced one $25 million facility with another $25 million facility, and increased the borrowing capacity of another facility by $10 million.

Portfolio Loss Mitigation and Real Estate Services—The Company provides portfolio loss mitigation and real estate services including REO surveillance and disposition services, default surveillance and loss recovery services, short sale and real estate brokerage services, portfolio monitoring and reporting services.

Although the Company seeks to expand its portfolio loss mitigation and real estate services to more third parties in the marketplace, the revenues from these business activities have historically been generated from the Company’s long-term mortgage portfolio. Furthermore, as the distressed mortgage and real estate markets remain unstable and uncertain due to the number of foreclosure properties that need to be sold, there remains uncertainty about the ongoing need and delivery of these services in the future.

Title and Escrow—In September and October 2011, the Company sold its interest in Experience 1, Inc., the parent of the title insurance company, for $3.7 million, recording a total gain of approximately $1.9 million.

The title insurance company serviced primarily California and selected national markets providing title insurance, escrow and settlement services to residential mortgage lenders, real estate agents, asset managers REO companies in the residential real estate market. The services were provided through a proprietary integrated technology platform.

During the third quarter 2011, the Company received an unexpected opportunity to sell its interest in the title insurance company.  After consideration of the increasing competition and lower margins in the title insurance industry along with a decision to focus the Company’s efforts on expanding the mortgage lending platform, the Company’s Board of Directors determined it was in the Company’s best interest to sell its interest in the title insurance company in September 2011.

For the three and nine months ended September 30, 2011 and 2010, mortgage and real estate services fees were as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Real estate services and recovery fees	5,194	6,155	13,815	16,782
Title and escrow	4,907	4,786	13,906	11,217
Mortgage lending	4,748	178	7,698	411
Loss mitigation fees	1,786	2,582	5,048	9,516
Portfolio service fees	1,222	1,846	4,091	4,242
Total mortgage and real estate services fees	$17,857	$15,547	$44,558	$42,168

As a result of the sale of our interest in Experience 1, Inc., the parent of the title insurance company, during the third quarter of 2011, mortgage and real estate service fees may decline in future periods, with expected reductions in title and escrow fees.

Long-Term Mortgage Portfolio

At September 30, 2011, our residual interest in securitizations (represented by the difference between trust assets and trust liabilities) decreased to $26.2 million, compared to $26.4 million at December 31, 2010. The decrease in residual fair value for the nine months ended September 30, 2011 was primarily due to cash received partially offset by reductions in forward LIBOR interest rates.

To estimate fair value of the assets and liabilities within the securitization trusts each reporting period, management uses an industry standard valuation and analytical model that is updated monthly with current collateral, real estate, derivative, bond and cost (servicer, trustee, etc.) information for each securitization trust. The Company employs an internal process to validate the accuracy of the model as well as the data within this model. Forecasted assumptions, sometimes referred to as “curves” for defaults, loss severity, interest rates (LIBOR) and prepayments are input into the valuation model for each securitization trust. The Company hires third party experts to provide forecasted curves for the aforementioned assumptions for each of the securitizations. Before inputting this information into the model, management employs a process to qualitatively and quantitatively review the assumption curves for reasonableness using other information gathered from the mortgage and real estate market (i.e., third party home price indices, published industry reports discussing regional mortgage and commercial loan performance and delinquency) as well as actual default and foreclosure information for each trust from the respective trustees.

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

The following table presents changes in the Company’s trust assets and trust liabilities for the nine months ended September 30, 2011:

	TRUST ASSETS						TRUST LIABILITIES
	Level 3 Recurring Fair Value Measurements			NRV (2)			Level 3 Recurring Fair Value Measurements
	Investment securities available-for- sale	Securitized mortgage collateral	Derivative assets	Real estate owned	Total trust assets		Securitized mortgage borrowings	Derivative liabilities	Total trust liabilities	Net trust assets and trust liabilities
Recorded book value at December 31, 2010	645	6,011,675	40	92,708	6,105,068		(6,012,745)	(65,916)	(6,078,661)	26,407
Total gains/(losses) included in earnings:
Interest income	88	276,009	—	—	276,097		—	—	—	276,097
Interest expense	—	—	—	—	—		(525,430)	—	(525,430)	(525,430)
Change in FV of net trust assets, excluding REO	(128)	(239,727)	(3)		(239,858	) (1)	265,754	(8,300)	257,454 (1)	17,596
Change in FV of long-term debt	—	—	—	—	—		—	—	—	—
Losses from REO (2)	—	—	—	(11,855)	(11,855	) (1)	—	—	—	(11,855)
Total gains (losses) included in earnings	(40)	36,282	(3)	(11,855)	24,384		(259,676)	(8,300)	(267,976)	(243,592)
Purchases issuances and settlements	(161)	(606,367)	—	(19,598)	(626,126)		826,391	43,154	869,545	243,419
Recorded book value at September 30, 2011	$444	$5,441,590	$37	$61,255	$5,503,326		$(5,446,030)	$(31,062)	$(5,477,092)	$26,234

(1)             Represents non-interest income-net trust assets on the Company’s consolidated statements of operations for the nine months ended September 30, 2011.

(2)             Accounted for at net realizable value.

The decrease in fair value of securitized mortgage borrowings resulted in gains of $265.8 million, offset by losses of $239.7 million resulting from the decrease in the fair value of securitized mortgage collateral for the nine months ended September 30, 2011. For the nine months ended September 30, 2011, the change in the net realizable value (NRV) of REO resulted in a loss of $11.9 million. Inclusive of losses from REO, trust assets reflect a net loss of $251.7 million as a result of losses from the decrease in fair value of securitized mortgage collateral of $239.7 million, losses from REO of $11.9 million and losses from other trust assets of $128 thousand. Net gains on trust liabilities were $257.5 million as a result of $265.8 million in gains from the decrease in fair value of securitized mortgage borrowings partially offset by losses from derivative liabilities of $8.3 million. As a result, non-interest income—net trust assets increased by $5.7 million during the nine months ended September 30, 2011.

Liquidity and capital resources

During the first nine months of 2011, the Company continued to fund its operations primarily from mortgage and real estate services fees which includes mortgage lending activities, portfolio loss mitigation and real estate services fees primarily generated from its long-term mortgage portfolio, and cash flows from our residual interests in securitizations.  In addition, the Company funded mortgage loan production using warehouse facilities which are repaid once the loan is sold.

The Company’s ability to meet its long-term liquidity requirements is subject to several factors, such as generating fees from our mortgage and real estate fee-based business activities and realizing cash flows from our long-term mortgage portfolio. Our future financial performance and success are dependent in large part upon our ability to grow our mortgage and real estate services, including providing services to third parties and expanding our mortgage lending operations.  We believe that current cash balances, cash flows from mortgage and real estate services fees generated from our long-term mortgage portfolio, and residual interest cash flows from our long-term mortgage portfolio are adequate for our current operating needs. However, the mortgage and real estate services market is volatile, highly competitive and subject to increased regulation. The Company’s ability to compete successfully in the mortgage and real estate services industry is challenging as many competitors have recently entered or have established businesses delivering similar services.  Additionally, the mortgage lending environment is extremely competitive and highly regulated.  The future success of the mortgage lending operations will depend on a number of factors, including the profitability and growth of our origination channels, housing market conditions, economic recovery and financial regulatory reform.  If we are unsuccessful, we may be unable to satisfy our future operating costs and liabilities, including repayment of the notes payable, line of credit and long-term debt.

At September 30, 2011, the condensed components of stockholders’ equity were comprised of the following significant assets and liabilities:

Condensed Components of Stockholders’ Equity
Cash	$8,732
Restricted cash	4,915
Residual interests in securitizations	26,234
Loans held-for-sale	50,093
Warehouse borrowings	(46,948)
Notes payable	(6,575)
Long-term debt ($71,120 par)	(11,333)
Repurchase reserve (1)	(5,929)
Lease liability (2)	(2,244)
Deferred charge	12,195
Net other assets (liabilities)	1,079
Stockholders’ equity (deficit)	$30,219

(1)          $5.4 million is within discontinued operations.

(2)          Included within discontinued operations and guaranteed by IMH

At September 30, 2011, cash within our continuing operations decreased to $8.7 million from $11.5 million at December 31, 2010. The primary sources of cash between periods were $44.6 million in fees generated from the mortgage and real estate services, $9.0 million from residual interests in securitizations (net of the restricted excess cash in the reserve account) and $8.8 million from the issuance of the note payable.  Offsetting the sources of cash were operating expenses totaling $51.7 million, payments on the notes payable of $9.7 million and settlements of repurchase requests associated with loans sold by the discontinued non-conforming mortgage operations of approximately $5.0 million.

Since our consolidated and unconsolidated securitization trusts are nonrecourse to us, we have netted trust assets and liabilities to present the Company’s interest in these trusts more simply, which are considered our residual interests in securitizations. For unconsolidated securitizations our residual interests represent the fair value of investment securities available-for-sale. For consolidated securitizations, our residual interests are represented by the fair value of securitized mortgage collateral and real estate owned, offset by the fair value of securitized mortgage borrowings and net derivative liabilities. We receive cash flows from our residual interests in securitizations to the extent they are available after required distributions to bondholders and maintaining specified overcollateralization levels and other specified parameters (such as maximum delinquency and cumulative default) within the trusts. The estimated fair value of the residual interests, represented by the difference in the fair value of trust assets and trust liabilities, was $26.2 million at September 30, 2011, compared to $26.4 million at December 31, 2010.

At September 30, 2011, our notes payable was $6.6 million.  The amount had only decreased slightly from December 31, 2010, as a result of the Company entering into a new structured debt agreement and used a portion of the proceeds to pay off the $4.0 million balance owed on the previous debt agreement.  The Company received proceeds of $4.8 million, net of the aforementioned payoff, $1.4 million discount and transaction costs of approximately $50 thousand.  Additionally, during the first nine months of 2011, the Company received $4.3 million in excess cash flows from the residuals collateralizing the note payable.  The $4.3 million, included in restricted cash on the consolidated balance sheets, is available to cover any future shortfalls of scheduled principal and interest payments due on the note payable. If the amount of restricted cash becomes sufficient to satisfy the remaining obligation the secured interest in the residuals listed as security is released.  As of September 30, 2011, the carrying value of the note was $6.6 million, net of an $827 thousand discount.  The note will mature in October 2012.

At September 30, 2011, the balance of deferred charge was $12.2 million. For the nine months ended September 30, 2011, the Company recorded $949 thousand in income tax expense resulting from deferred charge impairment write-downs based on changes in estimated fair value of securitized mortgage collateral.  The deferred charge arose as a result of the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH in prior years. This balance is recorded as required by GAAP and does not have any realizable cash value.

In previous years when our discontinued operations sold loans to investors, we were required to make normal and customary representations and warranties about the loans we had previously sold to investors. Our whole loan sale agreements generally required us to repurchase loans if we breached a representation or warranty given to the loan purchaser. In addition, we also could be required to repurchase loans as a result of borrower fraud or if a payment default occurs on a mortgage loan shortly after its sale. The repurchase reserve is an estimate of losses from expected repurchases, and is based, in part, on the recent settlement of claims.  During the nine months ended September 30, 2011, the Company paid approximately $5.0 million to settle previous repurchase claims as well as continued to receive repurchase requests from FannieMae resulting in increases in estimated repurchase obligations.  At September 30, 2011, the repurchase reserve within discontinued operations was $5.4 million as compared to $8.0 million at December 31, 2010.

In connection with the discontinuation of our non-conforming mortgage, warehouse lending and commercial operations, a significant amount of office space that was previously occupied is no longer being used by the Company.  The Company has subleased a significant amount of this office space.  At September 30, 2011, the Company had a liability of $2.2 million included within discontinued operations, representing the present value of the minimum lease payments over the remaining life of the lease, offset by the expected proceeds from sublet revenue related to this office space.

Market Update

During the first nine months of 2011, we continue to see home price declines in many markets as housing prices remained under pressure due to elevated foreclosure levels. In addition, foreclosure delays among other market conditions may result in continued downward pressure on home prices for the foreseeable future.

Mortgage lending and credit market conditions remained weak through the first nine months of 2011 due primarily to the continued economic uncertainty and slower than expected recovery. Existing uncertainties surrounding the housing market, economy and regulatory environment will continue to present challenges for the Company. The ongoing economic stress or further deterioration of general economic conditions could prolong or increase borrower defaults leading to deteriorating performance of our long-term mortgage portfolio and hinder the growth and profitability of our mortgage lending operations.

A number of factors make it difficult to predict when a sustained recovery in the housing and credit markets will occur. Concerns about the future of the global economy, including the pace and magnitude of recovery from the recent economic recession, consumer confidence, volatility in energy prices, global credit market volatility and trends in corporate earnings will continue to influence the U.S. economic recovery and the capital markets.  In the third quarter of 2011, the global financial markets experienced continued volatility and uncertainty as concerns about the Eurozone debt crisis and global economic conditions persisted.  Combined with various proposed regulatory reform measures and global downgrades, there was a flight to treasuries from risk-averse investors as overall asset valuations declined.  In addition, we believe continued improvement in unemployment rates and a sustained recovery of the housing markets remain critical components of a broader U.S. economic recovery. U.S. unemployment rates, which have been a major factor in the deterioration of credit quality in the U.S., remained high at 9.1 percent in September 2011.  While the reported unemployment rate marginally improved from a rate of 9.4 percent at December 2010, it actually increased 30 basis points since the first quarter.  Also, a significant number of unemployed U.S. residents are no longer looking for work and, therefore, are not reflected in the reported U.S. unemployment rates based on reports from financial institutions. Reported unemployment rates in 18 states are at or above the U.S. national average.  Reported unemployment rates in seven states are at or above 10.0 percent, including California and Florida.  California and Florida represent the states with the highest concentration in our long-term mortgage portfolio.

Further weakening in these components as well as in consumer confidence may result in additional deterioration in consumer payment patterns and credit quality. Weak consumer fundamentals including consumer spending, declines in wage income and wealth, as well as a difficult job market continue to depress consumer confidence. Additionally, there is uncertainty as to the future course of monetary policy and uncertainty as to the impact on the economy and consumer confidence when the remaining actions taken by the government to restore faith in the capital markets and stimulate consumer spending end, including the recent extension of unemployment insurance benefits and the prior presidential administration’s tax cuts. These conditions in combination with general economic weakness and the effect of recent regulatory changes will continue to impact our results throughout 2011, the degree of which is largely dependent upon the nature and extent of the economic recovery.  In addition, given the recent significant downturn in the financial markets in August and September of 2011, there remains uncertainty as to the effect this may have on the future fair values of the assets and liabilities on the Company’s consolidated balance sheet which may have a bearing on the Company’s financial position and results of operations.

The Company’s ability to meet its long-term liquidity requirements is subject to several factors, such as generating fees from the mortgage and real estate business activities and realizing cash flows from the long-term mortgage portfolio. The Company’s future financial performance and success are dependent in large part upon the ability to grow the mortgage and real estate business activities, including providing services to third parties and expanding the mortgage lending operations. The Company believes that current cash balances, cash flows from mortgage and real estate services fees generated from the long-term mortgage portfolio, and residual interest cash flows from the long-term mortgage portfolio are adequate for the current operating needs. However, the mortgage and real estate services market is volatile, highly competitive and subject to increased regulation. The Company’s ability to successfully compete in the mortgage and real estate services industry is challenging as its business activities have been established in the last few years and many competitors have recently entered or have established businesses delivering similar services. Additionally, the mortgage lending environment is extremely competitive and highly regulated. The future success of the mortgage lending operations will depend on a number of factors, including the ability to procure adequate financing to fund loan production, maintaining associated financial covenants of lenders, the profitability and growth of our origination channels, housing market conditions, economic recovery and financial regulatory reform. If the Company is unsuccessful, the Company may be unable to satisfy the future operating costs and liabilities, including repayment of the note payable and long-term debt. To be successful in expanding the business and providing adequate returns to the shareholders, the Company may seek financing in the form of debt or equity capital.

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

Effects of Recent Market Activity

During the first nine months of 2011, the Company’s investment in securitized non-conforming loans (residual interests) continued to be affected by the aforementioned economic and housing market conditions resulting in increased estimated defaults and severities.

As depicted in the chart above, average home prices peaked in June 2006 at 226.29 and continued their dramatic decline through much of the first half of 2009, while increasing slightly over the remaining half of the year. The Standard & Poor’s Case-Shiller 10-City Composite Home Price Index (the Index) for August 2011 was 156.4 (with the base of 100.00 for January 2000.) Beginning in the third quarter of 2007, the Company began to believe that there was a correlation between the borrowers’ perceived equity in their homes and defaults. The original loan-to-value (defined as loan amount as a percentage of collateral value, LTV) and original combined loan-to-value (defined as first lien plus total subordinate liens to collateral value, CLTV) ratios of single-family mortgages remaining in the Company’s securitized mortgage collateral as of September 30, 2011 was 73% and 82%, respectively. The current LTV and CLTV ratios likely increased from origination date as a result of the deterioration in the real estate market. We believe that home prices that have declined below the borrower’s original purchase price have a higher risk of default within our portfolio. Based on the Index, home prices have declined 32% through May 2011 from the 2006 peak. Further, we believe the home prices in general within California and Florida, the states with the highest concentration of our mortgages, have declined even further than the Index. We have considered the deterioration in home prices and its impact on our loss severities, which are a primary assumption used in the valuation of securitized mortgage collateral and borrowings.

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

Selected Financial Results for the Three Months Ended September 30, 2011

Continuing Operations

•                  Earnings from continuing operations of $4.4 million for the third quarter of 2011, including a $1.78 million gain from the sale of Experience 1, Inc. and a non-cash impairment charge of a deferred charge of $949 thousand, compared to earnings of $2.3 million for the comparable 2010 period.

•                  Mortgage and real estate services fees of $17.9 million for the third quarter of 2011, compared to $15.5 million for the comparable 2010 period.

•                  In September and October 2011, the Company sold its interest in Experience 1, Inc., the parent of  the title insurance company, for $3.7 million, recording a total gain of approximately $1.9 million ($1.78 million recorded in the third quarter and $160 thousand to be recorded in the fourth quarter) ceasing the Company’s involvement in title and escrow activities.

•                  The mortgage lending operations originated $256.6 million and sold $250.3 million of loans during the third quarter as compared to a minimal amount of loans originated for the comparable period in 2010.

•                  Net interest income of $160 thousand for the third quarter of 2011, primarily from our long-term mortgage portfolio, compared to $1.7 million for the comparable 2010 period.

•                  Non-interest income - net trust assets of $3.4 million for the third quarter of 2011, compared to a loss of $574 thousand for the comparable 2010 period.

Discontinued Operations

•                  Loss from discontinued operations of $1.5 million for the third quarter of 2011, compared to a loss of $1.3 million for the comparable 2010 period.

•                  Repurchase reserve was $5.4 million at September 30, 2011, compared to $8.0 million at December 31, 2010.

Selected Financial Results for the Nine Months Ended September 30, 2011

Continuing Operations

•                  Earnings from continuing operations of $3.7 million for the nine months ended September 30, 2011, including a $1.78 million gain from the sale of Experience 1, Inc. and a non-cash impairment charge of a deferred charge of $949 thousand, compared to earnings of $7.9 million for the comparable 2010 period.

•                  Mortgage and real estate services fees of $44.6 million for the nine months ended September 30, 2011, compared to $42.2 million for the comparable 2010 period.

•                  The mortgage lending operations originated $538.1 million and sold $485.5 million of loans during the nine months ended September 30, 2011 as compared to $22.1 million of loans originated for the comparable period in 2010.

•                  Net interest income of $3.0 million for the nine months ended September 30, 2011, primarily from our long-term mortgage portfolio, compared to $4.0 million for the comparable 2010 period.

•                  Non-interest income - net trust assets of $5.7 million for the nine months ended September 30, 2011, compared to $6.4 million for the comparable 2010 period.

Discontinued Operations

•                  Loss from discontinued operations of $1.8 million for the nine months ended September 30, 2011, compared to earnings of $1.9 million for the comparable 2010 period.

Financial Condition and Results of Operations

Financial Condition

Condensed Balance Sheet Data

	September 30,	December 31,	Increase	%
	2011	2010	(Decrease)	Change
Securitized mortgage collateral	$5,441,590	$6,011,675	$(570,085)	(9)%
Other trust assets	61,736	93,393	(31,657)	(34)
Total trust assets	5,503,326	6,105,068	(601,742)	(10)
Mortgage loans held-for-sale	50,093	4,283	45,810	1,070
Assets of discontinued operations	105	373	(268)	(72)
Other assets	43,321	44,215	(894)	(2)
Total assets	$5,596,845	$6,153,939	$(557,094)	(9)%

Securitized mortgage borrowings	$5,446,030	$6,012,745	$(566,715)	(9)%
Other trust liabilities	31,062	65,916	(34,854)	(53)
Total trust liabilities	$5,477,092	$6,078,661	$(601,569)	(10)
Warehouse borrowings	46,948	4,057	42,891	1,057
Liabilities of discontinued operations	10,197	13,053	(2,856)	(22)
Other liabilities	32,389	30,471	1,918	6
Total liabilities	5,566,626	6,126,242	(559,616)	(9)
Total IMH stockholders’ equity	29,108	26,396	2,712	10
Noncontrolling interest	1,111	1,301	(190)	(15)
Total equity	30,219	27,697	2,522	9
Total liabilities and stockholders’ equity	$5,596,845	$6,153,939	$(557,094)	(9)%

Total assets and total liabilities were $5.6 billion at September 30, 2011 as compared to $6.2 billion and $6.1 billion, respectively, at December 31, 2010. The changes in total assets and liabilities are primarily attributable to decreases in the Company’s trust assets and trust liabilities as summarized below.

•                  Securitized mortgage collateral declined $570.1 million during the nine months ended September 30, 2011, primarily due to reductions in principal from borrower payments, transfers of loans to REO and an increase in net loss assumptions for single-family and multifamily collateral.  Additionally the $31.7 million reduction in other trust assets during the nine months ended September 30, 2011 was primarily due to REO liquidations of $95.1 million and additional impairment write-downs of $11.8 million.  Partially offsetting the decrease from liquidations were increases in REO from foreclosures of $75.4 million.

•                  Securitized mortgage borrowings declined $566.7 million during the nine months ended September 30, 2011, primarily due to reductions in principal balances from principal payments during the period and an increase in net loss assumptions for single-family and multifamily collateral.  The 34.9 million dollar reduction in other trust liabilities during the nine months ended September 30, 2011 was primarily due to $43.2 million in derivative cash payments from the securitization trusts, partially offset by an $8.3 million increase in derivative fair value resulting from changes in forward LIBOR interest rates.

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

The following tables present the estimated fair value of our residual interests, including investment securities available for sale, by securitization vintage year and other related assumptions used to derive these values at September 30, 2011:

Origination	Estimated Fair Value of Residual Interests by Vintage Year
Year	SF	MF	Total
2002-2003(1)	$11,446	$4,998	$16,444
2004	3,777	5,899	9,676
2005(2)	—	114	114
2006(2)	—	—	—
2007(2)	—	—	—
Total	$15,223	$11,011	$26,234

Weighted avg. prepayment rate	7.2%	4.5%	6.6%
Weighted avg. discount rate	30%	20%	26%

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

	Estimated Future Losses (1)		Investor Yield Requirement (2)
	SF	MF	SF	MF
2002-2003	9%	0%	9%	11%
2004	19%	2%	10%	9%
2005	36%	8%	10%	9%
2006	44%	15%	15%	13%
2007	33%	8%	17%	10%

(1)        Estimated future losses derived by dividing future projected losses by unpaid principal balances at September 30, 2011.

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

The long-term mortgage portfolio and mortgage lending operations are affected by the following market and operational risks:

•                  interest rate risk;

•                  credit risk; and

•                  prepayment risk.

Interest Rate Risk — Securitized Trusts, Long-term Debt.  The Company’s earnings from the long-term mortgage portfolio depend largely on our interest rate spread, represented by the relationship between the yield on our interest-earning assets (primarily investment securities available-for-sale and securitized mortgage collateral) and the cost of our interest-bearing liabilities (primarily securitized mortgage borrowings and long-term debt). Our interest rate spread is impacted by several factors, including general economic factors, forward interest rates and the credit quality of mortgage loans in the long-term mortgage portfolio.

The residual interests in our long-term mortgage portfolio are sensitive to changes in interest rates on securitized mortgage collateral and the related securitized mortgage borrowings. Changes in interest rates can significantly affect the cash flows and fair values of the Company’s assets and liabilities, as well as our earnings and stockholders’ equity.

The Company uses derivative instruments to manage some of its interest rate risk in its long-term mortgage portfolio. However, the Company does not attempt to hedge interest rate risk completely. To help mitigate some of the exposure to the effect of changing interest rates on cash flows on securitized mortgage borrowings, the Company utilized derivative instruments primarily in the form of interest rate swap agreements (swaps) and, to a lesser extent, interest rate cap agreements (caps) and interest rate floor agreements (floors). These derivative instruments are recorded at fair value in the consolidated balance sheets. For non-exchange traded contracts, fair value is based on the amounts that would be required to settle the positions with the related counterparties as of the valuation date. Valuations of derivative assets and liabilities are based on observable market inputs, if available. To the extent observable market inputs are not available, fair values measurements include the Company’s judgments about future cash flows, forward interest rates and certain other factors, including counterparty risk. Additionally, these values also take into account the Company’s own credit standing, to the extent applicable; thus, the valuation of the derivative instrument includes the estimated value of the net credit differential between the counterparties to the derivative contract.

At September 30, 2011, derivative liabilities, net were $31.0 million and reflect the securitization trust’s liability to pay third-party counterparties based on the estimated value to settle the derivative instruments. Cash payments on these derivative instruments are based on notional amounts that are decreasing over time. Excluding the effects of other factors such as portfolio delinquency and loss severities within the securitization trusts, as the notional amount of these derivative instruments decrease over time, payments to counterparties in the current interest rate environment are reduced, thereby potentially increasing cash flows on our residual interests in securitizations. Conversely, increases in interest rates from current levels could potentially reduce overall cash flows on our residual interests in securitizations. Since our consolidated and unconsolidated securitization trusts are nonrecourse to the Company, our economic risk is limited to our residual interests in these securitization trusts.

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

Interest Rate Risk — Mortgage Lending.  The Company is exposed to interest rate risks relating to its ongoing mortgage lending operations. The Company uses financial instruments to manage some of its interest rate risk.  However, the Company does not attempt to hedge interest rate risk completely.  The Company enters into interest rate lock commitments and commitments to sell mortgages to help mitigate some of the exposure to the effect of changing interest rates on mortgage lending cash flows.

Interest rate lock commitments expose the Company to interest rate risk.  The mortgage lending operations currently utilizes forward sold Fannie Mae and Ginnie Mae mortgage backed securities to hedge the fair value changes associated with changes in interest rates relating to its new conforming mortgage loan origination operations.  These financial instruments are considered derivatives instruments under GAAP.

Credit risk-Securitized Trusts.  We manage credit risk by actively managing delinquencies and defaults through our servicers. Starting with the second half of 2007 we have not retained any additional Alt-A mortgages in our long-term mortgage portfolio. Our securitized mortgage collateral primarily consists of Alt-A mortgages which when originated were generally within typical Fannie Mae and Freddie Mac guidelines but had loan characteristics, which may have included higher loan balances, higher loan-to-value ratios or lower documentation requirements (including stated-income loans), that made them non-conforming under those guidelines.

Using historical losses, current portfolio statistics and market conditions and available market data, the Company has estimated future loan losses on the long-term mortgage portfolio, which are included in the fair value adjustment to our securitized mortgage collateral. While the credit performance for the loans has been clearly far worse than the Company’s initial expectations when the loans were originated, the ultimate level of realized losses will largely be influenced by events that will likely unfold over the next several years, including the severity of housing price declines and overall strength of the economy. If market conditions continue to deteriorate in excess of our expectations, the Company may need to recognize additional fair value reductions to our securitized mortgage collateral, which may also affect the value of the related securitized mortgage borrowings and residual interests.

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

We use the Mortgage Bankers Association (MBA) method to define delinquency as a contractually required payment being 30 or more days past due. We measure delinquencies from the date of the last payment due date in which a payment was received. Delinquencies for loans 60 days late or greater, foreclosures and delinquent bankruptcies were $2.1 billion or 20.4% as of September 30, 2011.

The following table summarizes the unpaid principal balances of loans in our mortgage portfolio, included in securitized mortgage collateral, mortgage loans held-for-investment and mortgage loans held-for-sale for continuing and discontinued operations combined, that were 60 or more days delinquent (utilizing the MBA method) as of the periods indicated:

		Total		Total
	September 30,	Collateral	December 31,	Collateral
	2011	%	2010	%
Mortgage loans held-for-sale and investment
60 - 89 days delinquent	$—	*	$—	*
90 or more days delinquent	529	*	1,121	*
Foreclosures (1)	1,127	*	1,020	*
Total 60+ days delinquent mortgage loans held-for-sale and investment (2)	1,656	*	2,141	*

Securitized mortgage collateral
60 - 89 days delinquent	$203,718	2.0%	$260,106	2.3%
90 or more days delinquent	657,986	6.5%	734,459	6.5%
Foreclosures (1)	841,663	8.3%	1,062,362	9.4%
Delinquent bankruptcies (3)	372,428	3.7%	337,976	3.0%
Total 60+ days delinquent long-term mortgage portfolio	2,075,795	20.4%	2,394,903	21.3%
Total 60 or more days delinquent	$2,077,451	20.4%	$2,397,044	21.3%
Total collateral	$10,182,909		$11,256,312

*                 Less than 0.1%

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

The following table summarizes securitized mortgage collateral, mortgage loans held-for-investment, mortgage loans held-for-sale and real estate owned, that were non-performing for continuing and discontinued operations combined as of the dates indicated (excludes 60-89 days delinquent):

		Total		Total
	September 30,	Collateral	December 31,	Collateral
	2011	%	2010	%
90 or more days delinquent, foreclosures and delinquent bankruptcies	$1,873,733	18.4%	$2,136,938	19.0%
Real estate owned	61,327	0.6%	92,780	0.8%
Total non-performing assets	$1,935,060	19.0%	$2,229,718	19.8%

Non-performing assets consist of non-performing loans (mortgages that are 90 or more days delinquent, including loans in foreclosure and delinquent bankruptcies) plus REO. It is our policy to place a mortgage on non-accrual status when it becomes 90 days delinquent and to reverse from revenue any accrued interest, except for interest income on securitized mortgage collateral when the scheduled payment is received from the servicer.  The servicers are required to advance principal and interest on loans within the securitization trusts to the extent the advances are considered recoverable. We, as master servicer, may be required to advance funds, or in most cases cause our loan servicers to advance funds, to cover principal and interest payments not received from borrowers depending on the status of their mortgages.  As of September 30, 2011, non-performing assets (unpaid principal balance of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) as a percentage of the total collateral was 19.0%.  At December 31, 2010, non-performing assets to total collateral was 19.8%. As of September 30, 2011, the estimated fair value of non-performing assets (representing the fair value of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) was $566.0 million or 10.1% of total assets. At December 31, 2010, the estimated fair value of non-performing assets was $657.5 million or 10.7% of total assets.

REO, which consists of residential real estate acquired in satisfaction of loans, is carried at the lower of cost or net realizable value less estimated selling costs. Adjustments to the loan carrying value required at the time of foreclosure are included in the change in the fair value of net trust assets. Changes in the Company’s estimates of net realizable value subsequent to the time of foreclosure and through the time of ultimate disposition are recorded as gains or losses from real estate owned in the consolidated statements of operations. REO, for continuing and discontinued operations, at September 30, 2011 decreased $31.5 million or 33.9% from December 31, 2010, as a result of liquidations and a decrease in foreclosures associated with foreclosure delays.

We realized losses on the sale of real estate owned in the amount $13 thousand and $23 thousand for the three and nine months ended September 30, 2011, respectively, compared to gains of $111 thousand and $3.5 million for the comparable 2010 period. Additionally, during the three and nine months ended September 30, 2011, the Company recorded write-downs of the net realizable value of the REO in the amount of $7.0 million and $12.0 million, respectively, compared to a write-down and recovery of $10.3 million and $9.8 million, respectively, for the comparable 2010 period.  These write-downs of the net realizable value reflect declines in value of the REO subsequent to foreclosure date.

The following table presents the balances of REO for continuing operations:

	September 30, 2011	December 31, 2010
REO	$80,495	$122,279
Impairment (1)	(19,168)	(29,499)
Ending balance	$61,327	$92,780

REO inside trusts	$61,255	$92,708
REO outside trusts	72	72
Total	$61,327	$92,780

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

Results of Operations

For the Three and Nine Months Ended September 30, 2011 compared to the Three and Nine Months Ended September 30, 2010

	For the Three Months Ended September 30,
			Increase	%
	2011	2010	(Decrease)	Change
Interest income	$172,657	$230,927	$(58,270)	(25)%
Interest expense	172,497	229,256	(56,759)	(25)
Net interest income	160	1,671	(1,511)	(90)
Total non-interest income	24,337	16,162	8,175	51
Total non-interest expense	19,104	15,552	3,552	23
Income tax expense	957	14	943	6,736
Net earnings from continuing operations	4,436	2,267	2,169	96
Loss from discontinued operations, net	(1,490)	(1,285)	(205)	(16)
Net earnings	2,946	982	1,964	200
Net loss (earnings) attributable to noncontrolling interests (1)	156	(8)	164	2,050
Net earnings attributable to IMH	$3,102	$974	$2,128	218%

Earnings per share available to common stockholders - basic	$0.40	$0.13	$0.27	216
Earnings per share available to common stockholders - diluted	$0.37	$0.12	$0.25	218

	For the Nine Months Ended September 30,
			Increase	%
	2011	2010	(Decrease)	Change
Interest income	$593,122	$759,016	$(165,894)	(22)%
Interest expense	590,117	755,020	(164,903)	(22)
Net interest income	3,005	3,996	(991)	(25)
Total non-interest income	53,378	49,455	3,923	8
Total non-interest expense	51,748	45,410	6,338	14
Income tax expense	978	143	835	584
Net earnings from continuing operations	3,657	7,898	(4,241)	(54)
(Loss) earnings from discontinued operations, net	(1,832)	1,905	(3,737)	(196)
Net earnings	1,825	9,803	(7,978)	(81)
Net loss attributable to noncontrolling interests (1)	651	375	276	74
Net earnings attributable to IMH	$2,476	$10,178	$(7,702)	(76)%

Earnings per share available to common stockholders - basic	$0.32	$1.32	$(1.00)	(76)%
Earnings per share available to common stockholders - diluted	$0.30	$1.22	$(0.93)	(76)%

(1)          Net loss attributable to noncontrolling interest represents the portion of the losses of Experience 1, Inc. and AmeriHome Mortgage Corporation (both subsidiaries of IRES) that the Company does not wholly own.

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

	For the three months ended September 30,
	2011			2010
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Securitized mortgage collateral	$5,541,774	$172,364	12.44%	$6,148,164	$230,837	15.02%
Loans held-for-sale	38,243	376	3.93%	—	—	—
Other	4,393	(83)	(7.56)%	1,262	90	28.53%
Total interest-earning assets	$5,584,410	$172,657	12.37%	$6,149,426	$230,927	15.02%

LIABILITIES
Securitized mortgage borrowings	$5,548,936	$170,395	12.28%	$6,130,796	$228,077	14.88%
Long-term debt	11,740	1,044	35.57%	11,089	1,071	38.63%
Notes payable	7,448	614	32.98%	10,322	108	4.19%
Warehouse borrowings	35,137	444	5.05%	—	—	—
Total interest-bearing liabilities	$5,603,261	$172,497	12.31%	$6,152,207	$229,256	14.91%

Net Interest Spread (1)		$160	0.06%		$1,671	0.11%
Net Interest Margin (2)			0.01%			0.11%

(1)        Net interest spread is calculated by subtracting the weighted average yield on interest-bearing liabilities from the weighted average yield on interest-earning assets.

(2)          Net interest margin is calculated by dividing net interest spread by total average interest-earning assets.

Net interest income spread decreased $1.5 million for the three months ended September 30, 2011 primarily attributable to a decrease in net spread on the long-term portfolio due to increases in pricing and the corresponding reduction in investor yield requirements between periods on securitized mortgage collateral and securitized mortgage borrowings, an increase in interest expense on notes payable and warehouse borrowings, partially offset by an increase in interest income on loans held-for-sale for the quarter ended September 30, 2011.  As a result, net interest margin decreased from 0.11% for the three months ended September 30, 2010 to 0.01% for the three months ended September 30, 2011.

During the three months ended September 30, 2011, the yield on interest-earning assets decreased to 12.37% from 15.02% in the comparable 2010 period. The yield on interest-bearing liabilities decreased to 12.31% for the three months ended September 30, 2011 from 14.91% for the comparable 2010 period. In connection with the fair value accounting for investment securities available-for-sale and securitized mortgage collateral and borrowings, interest income and interest expense is recognized using effective yields based on estimated fair values for these instruments. The decrease in yield for securitized mortgage collateral and securitized mortgage borrowings is primarily related to increased prices on mortgage-backed bonds which resulted in a decrease in yield. Bond prices received from pricing services and other market participants have increased over the past few quarters as investor’s demand for mortgage-backed securities has increased. This has resulted in an increase in fair value for both securitized mortgage collateral and securitized mortgage borrowings. These increases in fair value have decreased the effective yields used for purposes of recognizing interest income and interest expense on these instruments.

	For the nine months ended September 30,
	2011			2010
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Securitized mortgage collateral	$5,787,247	$591,774	13.63%	$6,119,520	$758,813	16.53%
Loans held-for-sale	30,227	1,079	4.76%	—	—	—
Other	4,604	269	7.79%	927	203	29.20%
Total interest-earning assets	$5,822,078	$593,122	13.58%	$6,120,447	$759,016	16.54%

LIABILITIES
Securitized mortgage borrowings	$5,791,798	$584,319	13.45%	$6,095,991	$751,022	16.43%
Long-term debt	11,810	2,905	32.80%	10,671	3,433	42.90%
Notes payable	6,691	1,793	35.73%	17,234	565	4.37%
Warehouse borrowings	27,741	1,100	5.29%	—	—	—
Total interest-bearing liabilities	$5,838,040	$590,117	13.48%	$6,123,896	$755,020	16.44%

Net Interest Spread (1)		$3,005	0.10%		$3,996	0.10%
Net Interest Margin (2)			0.07%			0.09%

(1)        Net interest spread is calculated by subtracting the weighted average yield on interest-bearing liabilities from the weighted average yield on interest-earning assets.

(2)          Net interest margin is calculated by dividing net interest spread by total average interest-earning assets.

Net interest income spread decreased $1.0 million for the nine months ended September 30, 2011 primarily attributable to an increase in interest expense on notes payable and a decrease in net interest spread on the long-term portfolio due to increases in pricing and the corresponding reduction in investor yield requirements between periods on securitized mortgage collateral and securitized mortgage borrowings, partially offset by a decrease in interest expense on long-term debt for the nine months ended September 30, 2011.  As a result, net interest margin decreased from 0.09% for the nine months ended September 30, 2010 to 0.07% for the nine months ended September 30, 2011.

During the nine months ended September 30, 2011, the yield on interest-earning assets decreased to 13.58% from 16.54% in the comparable 2010 period. The yield on interest-bearing liabilities decreased to 13.48% for the nine months ended September 30, 2011 from 16.44% for the comparable 2010 period.  In connection with the fair value accounting for investment securities available-for-sale and securitized mortgage collateral and borrowings, interest income and interest expense is recognized using effective yields based on estimated fair values for these instruments.  The decrease in yield for securitized mortgage collateral and securitized mortgage borrowings is primarily related to increased prices on mortgage-

backed bonds which resulted in a decrease in yield.  Bond prices received from pricing services and other market participants have increased over the past few quarters as investor’s demand for mortgage-backed securities has increased.  This has resulted in an increase in fair value for both securitized mortgage collateral and securitized mortgage borrowings.  These increases in fair value have decreased the effective yields used for purposes of recognizing interest income and interest expense on these instruments.

Non-Interest Income

Changes in Non-Interest Income

	For the Three Months Ended September 30,
			Increase	%
	2011	2010	(Decrease)	Change
Change in fair value of net trust assets, excluding REO	$10,297	$9,573	$724	8%
Losses from REO	(6,867)	(10,147)	3,280	32
Non-interest income - net trust assets	3,430	(574)	4,004	698
Mortgage and real estate services fees	17,857	15,547	2,310	15
Gain on sale of Experience 1, Inc.	1,780	—	1,780	N/A
Other income	1,270	1,189	81	7
Total non-interest income	$24,337	$16,162	$8,175	51%

Non-interest income—net trust assets.  Since our consolidated and unconsolidated securitization trusts are nonrecourse to the Company, our economic risk is limited to our residual interests in these securitization trusts. To understand the economics on our residual interests in securitizations better, it is necessary to consider the net effect of changes in fair value of net trust assets and losses from REO. All estimated future losses are included in the estimate of the fair value of securitized mortgage collateral and REO. Losses on REO are reported separately in the consolidated statement of operations as REO is a nonfinancial asset which is the only component of trust assets and liabilities that is not recorded at fair value. Therefore, REO value at the time of sale or losses from further write-downs are recorded separately in the Company’s consolidated statement of operations. The net effect of changes in value related to our investment in all trust assets and liabilities is shown as non-interest income—net trust assets, which includes losses from REO.  Non-interest income related to our net trust assets (residual interests in securitizations) was $3.4 million for the three months ended September 30, 2011, compared to a loss of $574 thousand in the comparable 2010 period.  The individual components of the non-interest income from net trust assets are discussed below:

Change in fair value of net trust assets, excluding REO.  For the quarter ended September 30, 2011, the Company recognized a $10.3 million gain from the change in fair value of net trust assets, excluding REO.  The net gain recognized during the period was comprised of gains resulting from the decrease in fair value of securitized mortgage borrowings and increase in fair value of investment securities available-for-sale of $106.8 million and $17 thousand, respectively. Offsetting these gains were losses resulting from decreases in the fair value of securitized mortgage collateral and an increase in fair value of net derivative liabilities of $92.5 million and $4.0 million, respectively.

For the quarter ended September 30, 2010, the Company recognized a $9.6 million gain from the change in fair value of net trust assets, excluding REO.  The net gain recognized during the period was comprised of gains resulting from the reduction in the fair market value of securitized mortgage borrowings of $66.2 million, offset by losses resulting from the decreases in the fair value of investment securities-for-sale and of securitized mortgage collateral of $66 thousand and $44.3 million, respectively, as well as an increase in the fair value of net derivative liabilities of $12.3 million.

Losses from REO.  Losses from REO were $6.9 million for the three months ended September 30, 2011.  This loss was comprised of $6.9 million in additional impairment write-downs during the period and $1 thousand in loss on sale of REO.  During the three months ended September 30, 2011, additional impairment write-downs were attributable to higher expected loss severities on properties held during the period as compared to previously reserved.

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

Mortgage and real estate services fees.  Revenues generated from these businesses are primarily from the Company’s long-term mortgage portfolio. For the three months ended September 30, 2011, mortgage and real estate services fees were $17.9 million compared to $15.5 million in fees in the comparable 2010 period. The mortgage and real estate services fees of $17.9 million for the three months ended September 30, 2011, were primarily comprised of $5.2 million in real estate services and recovery fees, $4.9 million in title and escrow fees, $4.7 million in mortgage lending, $1.8 million in loss mitigation fees, and $1.2 million in portfolio service fees. The $2.3 million increase in mortgage and real estate services fees was comprised of increases in mortgage lending and title and escrow fees of approximately $4.6 million and $121 thousand, respectively. Offsetting these increases were decreases in monitoring, surveillance and recovery fees, loss mitigation fees and portfolio service fees of approximately $961 thousand, $796 thousand, and $178 thousand, respectively, primarily the result of a reduction in loan modifications and foreclosures.  Additionally, the sale of our interest in Experience 1, Inc., the parent of the title insurance company, during the third quarter of 2011 may result in future reductions in mortgage and real estate service fees related to title and escrow fees.

Gain on sale of Experience 1, Inc.  During the three months ended September 30, 2011, the $1.8 million increase is the result of the sale of the title insurance company.  In September 2011, the Company sold 7,000 of its 8,000 shares of common stock of its majority-owned subsidiary Experience 1, Inc., for $3.36 million, recording a gain of $1.78 million and subsequently sold the remaining 1,000 shares in October 2011 for $360 thousand recording a gain of $160 thousand in the fourth quarter of 2011.

	For the Nine Months Ended September 30,
			Increase	%
	2011	2010	(Decrease)	Change
Change in fair value of net trust assets, excluding REO	$17,596	$12,701	$4,895	39%
Losses from REO	(11,855)	(6,290)	(5,565)	(88)
Non-interest income - net trust assets	5,741	6,411	(670)	(10)
Mortgage and real estate services fees	44,558	42,168	2,390	6
Gain on sale of Experience 1, Inc.	1,780	—	1,780	N/A
Other income	1,299	876	423	48
Total non-interest income	$53,378	$49,455	$3,923	8%

Non-interest income—net trust assets.  Non-interest income related to our net trust assets (residual interests in securitizations) was $5.7 million for the nine months ended September 30, 2011, compared to $6.4 million in the comparable 2010 period.  The individual components of the non-interest income from net trust assets are discussed below:

Change in fair value of net trust assets, excluding REO.  For the nine months ended September 30, 2011, the Company recognized a $17.6 million gain from the change in fair value of net trust assets, excluding REO.  The net gain recognized during the period was comprised of gains resulting from the decrease in fair value of securitized mortgage borrowings of $265.8 million. Offsetting these gains were losses resulting from decreases in the fair value of securitized mortgage collateral and investment securities available-for-sale and an increase in fair value of net derivative liabilities of $239.7 million, $128 thousand and $8.3 million, respectively.

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

Losses from REO.  Losses from REO were $11.9 million for the nine months ended September 30, 2011.  This loss was comprised of $11.9 million in additional impairment write-downs during the period and $12 thousand in loss on sale of REO.  During the nine months ended September 30, 2011, additional impairment write-downs were attributable to higher expected loss severities on properties held during the period as compared to previously reserved.

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

Mortgage and real estate services fees.  Revenues generated from these businesses are primarily from the Company’s long-term mortgage portfolio.  For the nine months ended September 30, 2011, mortgage and real estate services fees were $44.6 million compared to $42.2 million in fees in the comparable 2010 period. The mortgage and real estate services fees of $44.6 million for the nine months ended September 30, 2011, was primarily comprised of $13.9 million in title and escrow fees, $13.8 million in real estate services and recovery fees, $7.7 million in mortgage lending, $5.0 million in loss mitigation fees and $4.1 million in portfolio service fees. The $2.4 million increase in mortgage and real estate services fees was comprised of increases in mortgage lending, title and escrow fees of approximately $7.3 million and $2.7 million, respectively.  Offsetting these increases were decreases in loss mitigation fees, real estate services and recovery fees and portfolio service fees of approximately $4.5 million, $3.0 million and $151thousand, respectively.  Additionally, the sale of our interest in Experience 1, Inc., the parent of the title insurance company, during the third quarter of 2011 may result in future reductions in mortgage and real estate service fees related to title and escrow fees.

Gain on sale of Experience 1, Inc.  During the nine months ended September 30, 2011, the $1.8 million increase is the result of the sale of the title insurance company.  In September 2011, the Company sold 7,000 of its 8,000 shares of common stock of its majority-owned subsidiary Experience 1, Inc., for $3.36 million, recording a gain of $1.78 million and subsequently sold the remaining 1,000 shares in October 2011 for $360 thousand recording a gain of $160 thousand in the fourth quarter of 2011.

Non-Interest Expense

Changes in Non-Interest Expense

	For the Three Months Ended September 30,
			Increase	%
	2011	2010	(Decrease)	Change
General and administrative	$5,505	$4,869	$636	13%
Personnel expense	13,599	10,683	2,916	27
Total operating expense	$19,104	$15,552	$3,552	23%

Total non-interest expense was $19.1 million for the three months ended September 30, 2011, compared to $15.6 million for the comparable period of 2010.  The $3.6 million increase in non-interest expense was primarily attributable to a $2.9 million increase in personnel and related costs associated with the continued expansion of the Company’s mortgage lending platform.

	For the Nine Months Ended September 30,
			Increase	%
	2011	2010	(Decrease)	Change
General and administrative	$15,089	$14,278	$811	6%
Personnel expense	36,659	31,132	5,527	18
Total operating expense	$51,748	$45,410	$6,338	14%

Total non-interest expense was $51.7 million for the nine months ended September 30, 2011, compared to $45.4 million for the comparable period of 2010.  The $6.3 million increase in non-interest expense was primarily attributable to a $5.5 million increase in personnel and related costs associated with the continued expansion of the Company’s mortgage lending platform.

Income Taxes

The Company recorded income tax expense of $957 thousand and $978 thousand for the three and nine months ended September 30, 2011, respectively.  The Company recorded income tax expense of $14 thousand and $143 thousand for the three and nine months ended September 30, 2010, respectively.  The income tax expense for 2011 is the result of deferred charge impairment write-downs based on changes in estimated fair value of securitized mortgage collateral as well as state income taxes primarily from states where the Company does not have net operating loss carryforwards.  The income tax expense for 2010 is the result of state income taxes primarily from states where the Company does not have net operating loss carryforwards.

As of December 31, 2010, the Company had federal and California net operating loss carryforwards of approximately $493.8 million and $463.4 million, respectively, of which $275.6 million (federal) relate to discontinued operations. During the year ended December 31, 2010, net operating loss carryforwards were reduced as a result of the Company generating taxable income from cancellation of debt for approximately $426.2 million of securitized mortgage borrowings. Federal and state net operating loss (NOL) carryforwards begin to expire in 2020 and 2017, respectively. California net operating loss carryforwards have been suspended by the state until 2012, thus the expiration begins in 2017. The Company recorded a full valuation allowance against the deferred tax assets as it believes that as of September 30, 2011 it is more likely than not that the deferred tax assets will not be recoverable.

During the fourth quarter of 2009, the Company received a federal income tax refund in the amount of $8.9 million as a result of an election to carryback NOLs five years pursuant to 2009 federal legislation, The Worker, Homeownership, and Business Assistance Act of 2009. The Company files income tax returns in the U.S. federal and various state jurisdictions. The Company is subject to routine income tax audits in the various jurisdictions. A subsidiary of the Company is currently under examination by the Internal Revenue Service for tax year 2008. Management believes that there are no unresolved issues or claims likely to be material to our financial position. As of September 30, 2011, the Company has no material uncertain tax positions.

Results of Operations by Business Segment

Mortgage and Real Estate Services

Condensed Statements of Operations Data

	For the Three Months Ended September 30,
			Increase	%
	2011	2010	(Decrease)	Change
Net interest income	$(68)	$5	$(73)	(1,460)%

Mortgage and real estate services fees	17,857	15,547	2,310	15
Gain on sale of Experience 1, Inc.	1,780	—	1,780	N/A
Other income	(205)	—	(205)	N/A
Total non-interest income	19,432	15,547	3,885	25

Personnel expense	12,139	9,072	3,067	34
Non-interest expense and income taxes	4,503	2,130	2,373	111
Net earnings	$2,722	$4,350	$(1,628)	(37)%

For the three months ended September 30, 2011, mortgage and real estate services fees were $17.9 million compared to $15.5 million in fees in the comparable 2010 period. The mortgage and real estate services fees of $17.9 million for the three months ended September 30, 2011, were primarily comprised of $5.2 million in real estate services and recovery fees, $4.9 million in title and escrow fees, $4.7 million in mortgage lending, $1.8 million in loss mitigation fees, and $1.2 million in portfolio service fees. The $2.3 million increase in mortgage and real estate services fees was comprised of increases in mortgage lending and title and escrow fees of approximately $4.6 million and $121 thousand, respectively. Offsetting these increases were decreases in monitoring, surveillance and recovery fees, loss mitigation fees and portfolio service fees of approximately $961 thousand, $796 thousand, and $178 thousand, respectively, primarily the result of a reduction in loan modifications and foreclosures.

The $4.6 million increase in mortgage lending during the three months ended September 30, 2011 was primarily the result of an increase in net gain on sale of loans slightly offset by an increase in provision for repurchases as compared to the same period in 2010.  For the three months ended September 30, 2011, net gain on sale of loans was $4.6 million as compared to $194 thousand in the third quarter of 2010.  Provision for repurchases increased to $128 thousand for the three months ended September 30, 2011 as compared to $16 thousand for the same period in 2010.  For the three months ended September 30, 2011, the increase in net gain on sale of loans and provision for repurchase was the result of $250.3 million in loan sales during the period as compared to a minimal amount of loans brokered for the comparable 2010 period.

During the three months ended September 30, 2011, the $1.6 million increase in other income is primarily the result of the sale of the title insurance company.  In September 2011, the Company sold 7,000 of its 8,000 shares of common stock of its majority-owned subsidiary, Experience 1, Inc., for $3.36 million, recording a gain of approximately $1.78 million.

For the three months ended September 30, 2011, personnel and non-interest expense and income taxes increased as a result of the continued expansion of the Company’s mortgage lending platform.

	For the Nine Months Ended September 30,
			Increase	%
	2011	2010	(Decrease)	Change
Net interest income	$(18)	$16	$(34)	(213)%

Mortgage and real estate services fees	44,558	42,168	2,390	6
Gain on sale of Experience 1, Inc.	1,780	—	1,780	N/A
Other income	(462)	—	(462)	N/A
Total non-interest income	45,876	42,168	3,708	9

Personnel expense	32,065	25,512	6,553	26
Non-interest expense and income taxes	9,343	6,459	2,884	45
Net earnings	$4,450	$10,213	$(5,763)	(56)%

For the nine months ended September 30, 2011, mortgage and real estate services fees were $44.6 million compared to $42.2 million in fees in the comparable 2010 period. The mortgage and real estate services fees of $44.6 million for the nine months ended September 30, 2011, was primarily comprised of $13.9 million in title and escrow fees, $13.8 million in real estate services and recovery fees, $7.7 million in mortgage lending, $5.0 million in loss mitigation fees and $4.1 million in portfolio service fees. The $2.4 million increase in mortgage and real estate services fees was comprised of increases in mortgage lending, title and escrow fees of approximately $7.3 million and $2.7 million, respectively.  Offsetting these increases were decreases in loss mitigation fees, real estate services and recovery fees and portfolio service fees of approximately $4.5 million, $3.0 million and $151 thousand, respectively, primarily the result of a reduction in loan modifications and foreclosures.

The $7.3 million increase in other non-interest income during the nine months ended September 30, 2011 was primarily the result of an increase in net gain on sale of loans slightly offset by an increase in provision for repurchases as compared to the same period in 2010.  For the nine months ended September 30, 2011, net gain on sale of loans was $7.6 million as compared to $436 thousand for the same period in 2010.  Provision for repurchases increased to $350 thousand for the nine months ended September 30, 2011 as compared to $25 thousand for the same period in 2010.  For the nine months ended September 30, 2011, the increase in net gain on sale of loans and provision for repurchase was the result of $485.5 million in loan sales during the period as compared to a minimal amount of loans brokered for the comparable 2010 period.

During the nine months ended September 30, 2011, the $1.3 million increase in other income is primarily the result of the sale of the title insurance company.  In September 2011, the Company sold 7,000 of its 8,000 shares of common stock of its majority-owned subsidiary, Experience 1, Inc., for $3.36 million, recording a gain of approximately $1.78 million.

For the nine months ended September 30, 2011, personnel and non-interest expense and income taxes increased as a result of startup costs of approximately $2.0 million the Company invested in its mortgage lending operation infrastructure and the continued expansion of the Company’s mortgage lending platform.

Long-term Portfolio

Condensed Statements of Operations Data

	For the Three Months Ended September 30,
			Increase	%
	2011	2010	(Decrease)	Change
Net interest income	$228	$1,666	$(1,438)	(86)%

Change in fair value of net trust assets, excluding REO	10,297	9,573	724	8
Losses from REO	(6,867)	(10,147)	3,280	32
Non-interest income (loss)- net trust assets	3,430	(574)	4,004	698
Other income	1,475	1,189	286	24
Total non-interest income	4,905	615	4,290	698

Personnel expense	1,459	1,611	(152)	(9)
Non-interest expense and income taxes	1,960	2,753	(793)	(29)
Net earnings (loss)	$1,714	$(2,083)	$3,797	182%

Net interest income spread decreased $1.4 million for the three months ended September 30, 2011 to $228 thousand from $1.7 million for the comparable 2010 period. The decrease in net interest spread was primarily attributable increases in pricing and the corresponding reduction in investor yield requirements between periods on securitized mortgage collateral and securitized mortgage borrowings and an increase in interest expense on notes payable for the quarter ended September 30, 2011.

For the quarter ended September 30, 2011, the Company recognized a $10.3 million gain from the change in fair value of net trust assets, excluding REO.  The net gain recognized during the period was comprised of gains resulting from the decrease in fair value of securitized mortgage borrowings and increase in fair value of investment securities available-for-sale of $106.8 million and $17 thousand, respectively. Offsetting these gains were losses resulting from decreases in the fair value of securitized mortgage collateral and an increase in fair value of net derivative liabilities of $92.5 million and $4.0 million, respectively.  Losses from REO were $6.9 million for the three months ended September 30, 2011.  This loss was comprised of $6.9 million in additional impairment write-downs during the period and $1 thousand in loss on sale of REO.  During the three months ended September 30, 2011, additional impairment write-downs were attributable to higher expected loss severities on properties held during the period as compared to previously reserved.

Non-interest expense and income taxes decreased $793 thousand during the three months ended September 30, 2011 primarily as a result of a reduction in personnel related expenses with the long-term portfolio segment of the Company. Additionally, for the three months ended September 30, 2011, the Company recorded $949 thousand in income tax expense resulting from deferred charge impairment write-downs based on changes in estimated fair value of securitized mortgage collateral.

	For the Nine Months Ended September 30,
			Increase	%
	2011	2010	(Decrease)	Change
Net interest income	$3,023	$3,980	$(957)	(24)%

Change in fair value of net trust assets, excluding REO	17,596	12,701	4,895	39
Losses from REO	(11,855)	(6,290)	(5,565)	(88)
Non-interest income- net trust assets	5,741	6,411	(670)	(10)
Other income	1,761	876	885	101
Total non-interest income	7,502	7,287	215	3

Personnel expense	4,594	5,620	(1,026)	(18)
Non-interest expense and income taxes	6,724	7,962	(1,238)	(16)
Net earnings (loss)	$(793)	$(2,315)	$1,522	66%

Net interest income spread decreased $1.0 million for the nine months ended September 30, 2011 to $3.0 million from $4.0 million for the comparable 2010 period. The decrease in net interest spread was primarily attributable to overall increases in pricing and the corresponding reduction in investor yield requirements between periods on securitized mortgage collateral and securitized mortgage borrowings and an increase in interest expense on notes payable, partially offset by a decrease in interest expense on long-term debt for the nine months ended September 30, 2011.

For the nine months ended September 30, 2011, the Company recognized a $17.6 million gain from the change in fair value of net trust assets, excluding REO.  The net gain recognized during the period was comprised of gains resulting from the decrease in fair value of securitized mortgage borrowings of $265.8 million. Offsetting these gains were losses resulting from decreases in the fair value of securitized mortgage collateral and investment securities available-for-sale and an increase in fair value of net derivative liabilities of $239.7 million, $128 thousand and $8.3 million, respectively.  Losses from REO were $11.9 million for the nine months ended September 30, 2011.  This loss was comprised of $11.9 million in additional impairment write-downs during the period and $12 thousand in loss on sale of REO.  During the nine months ended September 30, 2011, additional impairment write-downs were attributable to higher expected loss severities on properties held during the period as compared to previously reserved.

Personnel expense and non-interest expense and income taxes decreased $1.0 million and $1.2 million, respectively, during the nine months ended September 30, 2011 primarily as a result of reduced personnel and personnel related expenses associated with the long-term portfolio segment of the Company.  Additionally, for the nine months ended September 30, 2011, the Company recorded $949 thousand in income tax expense resulting from deferred charge impairment write-downs based on changes in estimated fair value of securitized mortgage collateral.

Discontinued Operations

Condensed Statements of Operations Data

	For the Three Months Ended September 30,
			Increase	%
	2011	2010	(Decrease)	Change
Net interest income	$—	$4	$(4)	(100)%

Loss on loans held-for-sale	(77)	(66)	(11)	(17)
Provision for repurchases	(1,140)	(1,787)	647	36
Other income	228	180	48	27
Total non-interest income	(989)	(1,673)	684	41

Non-interest expense and income taxes	501	(384)	885	230
Net loss	$(1,490)	$(1,285)	$(205)	(16)%

Provision for repurchases decreased $647 thousand to a provision of $1.1 million for the three months ended September 30, 2011, compared to a provision of $1.8 million for the same period in 2010. The $647 thousand decrease is the result of reductions in repurchase requests and settlements of repurchase obligations of $2.2 million during the third quarter of 2011.

Non-interest income and income taxes decreased $885 thousand between periods primarily due to a recovery in the third quarter of 2010 related to legal and professional expenses.

	For the Nine Months Ended September 30,
			Increase	%
	2011	2010	(Decrease)	Change
Net interest income	$—	$48	$(48)	(100)%

Gain on loans held-for-sale	21	18	3	17
Provision for repurchases	(2,133)	(2,151)	18	1
Other income	1,338	2,593	(1,255)	(48)
Total non-interest income	(774)	460	(1,234)	(268)

Non-interest expense and income taxes	1,058	(1,397)	2,455	176
Net (loss) earnings	$(1,832)	$1,905	$(3,737)	(196)%

Provision for repurchases only slightly decreased as compared to the nine months ended September 30, 2010 as a result of $5.0 million in settlements partially offset by increases in estimated repurchase requests during the nine months of 2011.

The $1.3 million decrease in other non-interest income is primarily the result of gains of $1.9 million on sales of REO properties not in trusts and recovery of REO write-downs during the nine months ended September 30, 2010 as compared to $304 thousand in 2011.  Additionally during the nine months ended September 30, 2011, the Company received a $775 thousand settlement on loans previously purchased by our discontinued mortgage operations.

Non-interest expense and income taxes decreased $2.5 million between periods primarily due to a gain in the second quarter of 2010 related to lease impairment adjustments as a result of changes in our expected minimum future lease payments.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

On May 26, 2011, a matter was filed in the United States district Court, Central district of California as Case No. CV11-4514 DSF entitled Citigroup Global Markets, Inc. v. Impac Secured Assets Corp., Impac Funding Corporation and Impac Mortgage Holdings, Inc.  The action alleges a violation of Section 18 and Section 20 of the Securities and Act of 1933 and negligent misrepresentation, all involved in the issuance and sale of bonds from a securitization trust.  The plaintiff alleges they relied on certain documents filed with the SEC that were subsequently the subject of an amended filing.  The matter seeks unspecified damages, interest, legal fees and litigation expenses.

In October of this year, the Company received notices of claims for indemnification relating to mortgage backed securities bonds issued, originated or sold by Impac Secured Assets Corp., Impac Funding Corporation, IMH Assets Corp. and Impac Mortgage Holdings, Inc. from Countrywide Securities Corporation (Countrywide) and Merrill Lynch, Pierce, Fenner & Smith Incorporated (Merrill Lynch). The claims seek indemnification from claims asserted against Countrywide and Merrill Lynch in specified legal actions entitled American International Group Inc. v. Bank of America Corp., et al Case No. 1:11-cv-06212 in the United States District Court for the Southern District of New York and Federal Home Loan Bank of Boston v. Ally Financial, Inc., et al Case No. 11-cv-10952 in the Superior Court Department of the Commonwealth of Massachusetts. The notices each seek indemnification for all losses, liabilities, damages and legal fees and costs incurred in those actions.

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

Please refer to IMH’s report on Form 10-K for the year ended December 31, 2010 and Forms 10-Q for the quarters ended June 30, 2011 and March, 31, 2011 for a description of litigation and claims.

ITEM 1A:  RISK FACTORS

Our hedging strategies recently implemented by our mortgage lending operations may not be successful in mitigating our risks associated with interest rates.

We use various derivative financial instruments to provide a level of protection against interest rate risks in our mortgage lending operations, but no hedging strategy can protect us completely. When rates change, we expect to record a gain or loss on derivatives which would be offset by an inverse change in the value of mortgage loans held for sale. We cannot assure you, however, that our use of derivatives will offset the risks related to changes in interest rates. There have been periods, and it is likely that there will be periods in the future, during which we will not have offsetting gains or losses in mortgage loan values after accounting for our derivative financial instruments. The derivative financial instruments we select may not have the effect of reducing our interest rate risk. In addition, the nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed strategies, improperly executed and recorded transactions or inaccurate assumptions could actually increase our risk and losses. In addition, hedging strategies involve transaction and other costs. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses.

If we fail to generate adequate profits from our mortgage and real estate services, our financial condition and results of operations could be adversely affected and we may be unable to generate sufficient liquidity to operate.

During 2011, the mortgage and real estate services have grown from an expansion of the mortgage lending operations although the portfolio loss mitigation and real estate services revenues have declined.  The mortgage lending operations that primarily offers government sponsored and conforming agency loans has increased its monthly lending origination volumes to be in excess of $100 million.  In order for the mortgage operations to generate adequate profitability, we will need to (i) increase origination volumes, (ii) improve lending revenues including loan pricing margins and loan fees and (iii) reduce lending operating costs, or some combination of them.  Further, although we have sought to expand the portfolio loss mitigation and real estate services by providing services to more third parties in the market place, the revenues from these business activities have declined.  The mortgage and real estate services market remains volatile and highly competitive.  If we are unable to continue to increase revenues and generate adequate profitability, our financial condition and results of operations may be adversely affected, and we may be unable to generate sufficient liquidity to operate as planned.

There is recent litigation in the mortgage industry related to securitizations against issuers, sellers, originators, underwriters and other.

As defaults, delinquencies, foreclosures, and losses in the real estate market continue, there have been recent lawsuits by various investors, insurers, underwriters and others against various participants in securitizations, such as sponsors, depositors, underwriters, and loan sellers. Some lawsuits have alleged that the mortgage loans had origination defects, that there were misrepresentations made about the mortgage loans and the parties failed to properly disclose the quality of the mortgage loans or repurchase defective loans or that there were other misrepresentations, lack of representations, or errors in securitization documents. There have been other claims contending errors or misrepresentations in the securitization documents or process itself. Historically, we both securitized and sold mortgage loans to third parties that may have been deposited or included in pools for securitizations. We have discovered discrepancies in our securitization documents and are working with the parties involved, including bondholders, on the issue. Recently, the Company received notices of claims for indemnification relating to mortgage backed securities bonds issued, originated or sold by the Company from Countrywide and Merrill Lynch.  The claims seek indemnification from claims asserted against Countrywide and Merrill Lynch in specified legal actions entitled American International Group Inc. v. Bank of America Corp., et al Case No. 1:11-cv-06212 in the United States District Court for the Southern District of New York and Federal Home Loan Bank of Boston v. Ally Financial, Inc., et al Case No. 11-cv-10952 in the Superior Court Department of the Commonwealth of Massachusetts. The notices each seek indemnification for all losses, liabilities, damages and legal fees and costs incurred in those actions.  In connection with these potential claims, we may become subject to litigation related to the securitizations. As a result, we may incur significant legal and other expenses in defending against claims and litigation and we may be required to pay settlement costs, damages, penalties or other charges which could adversely affect our financial results.

Our Annual Report on Form 10-K for the year ended December 31, 2010 and our quarterly reports on Form 10-Q for the periods ended June 30, 2011 and March 31, 2011, include a detailed discussion of our risk factors.  The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:  RESERVED

None.

ITEM 5:  OTHER INFORMATION

On August 31, 2011, the Company, through IRES and its subsidiaries, entered into a Master Repurchase Agreement with MetLife Bank providing a $25 million warehouse facility.  The interest rate on the warehouse facility is LIBOR plus 3.25% and it expires August 29, 2012.  Under the terms of the warehouse facility, the subsidiary is required to maintain various financial and other covenants.

On September 12, 2011, the Company elected to terminate the $25.0 million warehouse facility with East West bank.

On September 22, 2011, the warehouse facility under the Master Repurchase Agreement with Alliance Bank was increased from $20.0 million to $30.0 million.

ITEM 6:  EXHIBITS

(a)	Exhibits:
10.1	Master Repurchase Agreement dated as of August 31, 2011 between MetLife Bank, Excel Mortgage Servicing and AmeriHome Mortgage Corporation.
10.2	Amendment dated September 22, 2011 to Master Repurchase Agreement with Alliance Bank.
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*

The following materials from Impac Mortgage Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Cash Flows, and (4) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

November 14, 2011