Form 10-K
period 2011-12-31
IMPAC MORTGAGE HOLDINGS INC
filed 2012-03-21
CIK 1000298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☒

As of June 30, 2011, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $22.8 million, based on the closing sales price of common stock on the NYSE Amex on that date. For purposes of the calculation only, all directors and executive officers of the registrant have been deemed affiliates. There were 7,821,046 shares of common stock outstanding as of March 14, 2012.

IMPAC MORTGAGE HOLDINGS, INC.
2011 FORM 10-K ANNUAL REPORT

IMPAC MORTGAGE HOLDINGS, INC.
2011 FORM 10-K ANNUAL REPORT

PART I

ITEM 1. BUSINESS

           Impac Mortgage Holdings, Inc. (the Company or IMH) is a Maryland corporation incorporated in August 1995 and has the following subsidiaries: Integrated Real Estate Service Corporation (IRES), IMH Assets Corp. (IMH Assets) and Impac Funding Corporation (IFC).

Forward-Looking Statements

           This report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, some of which are based on various assumptions and events that are beyond our control, may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "likely," "should," "could," "seem to," "anticipate," or similar terms or variations on those terms or the negative of those terms. The forward-looking statements are based on current management expectations. Actual results may differ materially as a result of several factors, including, but not limited to the following: the ongoing volatility in the mortgage industry; our ability to manage successfully through the current market environment; our compliance with applicable local, state and federal laws and regulations and other general market and economic conditions; our ability to meet liquidity needs from current cash flows or generate new sources of revenue; management's ability to manage successfully and grow the Company's mortgage and real estate business activities including mortgage lending operations; the ability to make interest payments; increases in default rates or loss severities and mortgage related losses; our ability to obtain additional financing and the terms of any financing that we do obtain; inability to effectively liquidate properties to mitigate losses; increase in loan repurchase requests and ability to adequately settle repurchase obligations; decreases in value of our residual interests that differ from our assumptions; the ability of our common stock to continue trading in an active market; the outcome of litigation or regulatory actions pending against us or other legal contingencies.

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

Recent Business Developments

           During 2011, the Company, through its subsidiary Excel Mortgage Servicing, Inc. ("Excel"), significantly expanded its mortgage lending activities by:

  •
  Increasing its origination capabilities through opening regional production offices in the Pacific Northwest and Gulf Coast regions of the United States in March of 2011;

  •
  Expanding its warehouse borrowing facilities capacity to $87.5 million;

  •
  Increasing the number of states licensed to originate loans to 31;

  •
  Increasing its mortgage origination volumes to $883.2 million as compared to $40.8 million in 2010; and

  •
  Increasing mortgage servicing portfolio from $173.9 million to $605.4 million.

           During 2011, the Company sold $329.1 million in service retained loans to Fannie Mae and Freddie Mac and issued $72.6 million in Ginnie Mae securities through its AmeriHome Mortgage Corp indirect subsidiary, and sold $402.2 million in loans on a service released basis to other investors. The Company is currently focusing on originating loans eligible for sale to Fannie Mae, Freddie Mac and government sponsored loans, such as FHA, VA and USDA loans, eligible for Ginnie Mae securities issuance. Management believes that having the ability to both sell loans directly to these agencies and issue Ginnie Mae securities gives the Company an advantage in the overall mortgage origination market with regard to products, pricing, operational efficiencies and overall recruitment of higher quality loan originators. As a result of selling loans with servicing retained, the mortgage servicing portfolio increased to $605.4 million in unpaid principal balance at December 31, 2011 as compared to $173.9 million at December 31, 2010. The Company expects to increase the servicing portfolio to a level that achieves profitability with economies of scale while maintaining compliance with government agency requirements. However, the Company may also opportunistically sell servicing on a flow and bulk basis to keep the amount of capital invested in servicing within our current capital constraints.

           During the third quarter 2011, the Company received an offer to sell its interest in the title insurance company. After consideration of the increasing competition and lower margins in the title insurance industry along with a decision to focus the Company's efforts on expanding the mortgage lending platform, the Company's Board of Directors determined it was in the Company's best interest to sell its interest in the title insurance company in September 2011. In September and October 2011, the Company sold its interest in Experience 1, Inc., the parent of the title insurance company, for $3.7 million, recording a total gain of approximately $1.9 million.

Market Conditions

           Weak employment growth and lethargic consumer spending throughout much of 2011 have led to concerns about the prospects for the U.S. economy's growth. However, conditions began to show signs of improvement during the fourth quarter as employment growth began to increase, in part due to seasonal hiring and an increase in consumer spending. These factors, along with other positive data from the manufacturing sector in the fourth quarter suggest that the economic recovery is gaining momentum once again after nearly stalling out earlier in the year. However, because the economic recovery continues at a slow rate, Federal Reserve policymakers currently anticipate that economic conditions are likely to warrant exceptionally low levels for the federal funds interest rate at least through late 2014. The financial markets became somewhat volatile once again in the second half of 2011 with stock market averages moving up and down sharply across the globe due to elevated concerns over risk within the markets. This was evidenced by the European sovereign debt crisis triggered by Greece and other countries as well as increased concerns regarding government spending, including the federal budget deficit and the fear of a return to economic recession continued to influence the financial markets including interest rates and spreads.

           During 2011, we continued to see home prices decline in many markets as housing prices remain under pressure due to elevated foreclosure levels as evidenced below by the Standard & Poor's Case-Shiller 10-City Composite Home Price Index for December 2011.

Case-Shiller (Composite-10)

Although the pace of new foreclosures has fallen from its peak, in part due to industry-wide compliance issues, further declines in home prices may be necessary before substantial progress in reducing the inventory of homes occurs. Serious threats to economic growth remain however, including continued pressure and uncertainty in the housing market and elevated unemployment levels. A significant number of U.S. residents are no longer looking for work and, therefore, are not reflected in the U.S. unemployment rates. Reported unemployment rates in seven states are at or above 10.0%, including California and Florida. California and Florida represent the states with the highest concentration in our long-term mortgage portfolio.

           Mortgage lending industry trends continued to be affected by the following in 2011:

  •
  Interest rates on mortgage loans continue at record lows;

  •
  Declines in property values experienced over the last few years as evidenced by the Standard & Poor's Case-Shiller 10-City Composite Home Price Index for December 2011 resulting in many borrowers owing more than the value of their homes (underwater borrower);

  •
  Tighter lending standards by mortgage lenders which affect the ability of borrowers to refinance existing mortgage loans;

  •
  Mortgage loan originations from 2005 through 2007 continue to perform worse than originations from prior periods;

  •
  Overall levels of delinquencies remain elevated;

  •
  Government agencies creating conforming loan products allowing underwater borrowers who have continued to make timely payments to refinance into a lower interest rate;

  •
  National banks deciding to no longer finance or purchase certain mortgage loans or mortgage loans as a whole; and

  •
  Significant changes in mortgage lending compliance requiring additional time and resources for a lender to comply.

           Due to the significant slow-down in foreclosure processing, and in some instances, cessation of all foreclosure processing by numerous loan servicers, there has been a reduction in the number of properties being marketed following foreclosure. As servicers begin to increase foreclosure activities and market properties in larger numbers, it is likely to create a significant over-supply of housing inventory. This could lead to a significant increase in overall loss severity on real estate owned (REO) properties in future periods. In addition, certain courts and state legislatures are implementing new rules or statutes relating to foreclosures which may require additional verification of information prior to the foreclosure proceeding. The combination of these factors has led to a significant backlog of foreclosures in the marketplace which will take time to resolve. If these trends continue, there could be additional delays in the processing of foreclosures, which could have an adverse effect upon housing prices which is likely to result in higher loss severities while foreclosures are delayed.

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

           The legislation will have a significant effect on the operations of many financial institutions in the U.S. As the legislation calls for extensive regulations to be promulgated to interpret and implement the legislation, it is not possible to determine precisely the impact to operations and financial results at this time. The Company will continue to assess the effect of the legislation on the Company's business as the associated regulations are adopted.

 Continuing Operations

           The Company's continuing operations include the business activities of IRES that focus on mortgage and real estate services including primarily mortgage lending activities and portfolio loss mitigation and real estate service activities, and the management of the long-term mortgage portfolio (residual interests in securitizations reflected as the net of total trust assets minus total trust liabilities in the consolidated balance sheets).

Mortgage and Real Estate Services

           The Company created IRES to provide solutions to the mortgage and real estate markets. IRES performs services for investors, portfolio managers, servicers and individual borrowers, including mortgage lending services, portfolio monitoring and real estate services, surveillance and recovery services. These mortgage and real estate services were developed as part of a centralized platform to operate synergistically to maximize revenues and profits. The platform includes the mortgage lending operations, the portfolio loss mitigation and real estate services and formerly the title and escrow operations.

           Mortgage Lending Operations—During 2010, the Company began funding conforming residential mortgage loans as it re-entered the mortgage banking market. In 2011, the Company's reemergence into mortgage lending was expanded by the opening of regional production offices in the Pacific Northwest and Gulf Coast regions giving the Company origination capabilities throughout the entire west coast and gulf coast regions. To facilitate the growth of the mortgage lending operations, the Company more than doubled its warehouse borrowing capacity in 2011 to $87.5 million as of December 31, 2011.

           The mortgage lending activities include the origination, funding, selling and servicing of loans. The Company is currently focusing on originating loans eligible for sale to Fannie Mae and Freddie Mac, and government sponsored loans eligible for Ginnie Mae securities issuance as it believes that having this ability makes it competitive in the overall mortgage origination market. In 2010, the Company began to rebuild the mortgage lending platform to ensure that appropriate licenses, approvals and quality control processes were in place to originate, sell, and service conforming agency and government sponsored residential mortgage loans that are eligible for sale to Fannie Mae and Freddie Mac and Ginnie Mae securities issuances. In later 2011 and more recently, the Company has primarily sold service retained loans to Fannie Mae and issued Ginnie Mae securities. The Company currently originates and funds mortgages through its wholly owned subsidiary, Excel.

           Mortgage Servicing—In the ordinary course of business, the Company sells mortgage loans to the secondary market. The Company retains servicing on certain loans sold and earns servicing fees generally between 0.25% and 0.44% per annum of the monthly outstanding principal balance of the loans serviced. The Company has hired a nationally recognized residential sub-servicer to sub-service the servicing portfolio. Although the Company uses a sub-servicer to provide primary servicing and certain default servicing functions, the Company's default management team, experienced in loss mitigation and real estate recovery, monitors and surveys the performance of the mortgage servicing portfolio. Incurring the cost of both a sub-servicer and an internal default management team reduces net servicing income, but it is an important investment used to minimize delinquencies and minimize repurchase risk. Consistent with the Company's strategy, the servicing portfolio increased due to an increase in sales of servicing retained loans to Fannie Mae and increases in Ginnie Mae issuances. As of December 31, 2011 and 2010, the total unpaid principal balance of mortgage loans serviced was $605.4 million and $173.9 million, respectively. The Company expects to increase the servicing portfolio to a level that achieves profitability with economies of scale while maintaining compliance with government agency requirements. However, the Company may also opportunistically sell servicing on a flow and bulk basis to keep the amount of capital invested in servicing within our current capital constraints.

           Portfolio Loss Mitigation and Real Estate Services—The Company provides loss mitigation and recovery services focusing primarily on the performance of our own long-term mortgage portfolio. The Company's portfolio loss mitigation and real estate services operations include the following services:

  •
  REO surveillance and disposition services to portfolio managers and servicers to assist them with improving portfolio performance by maximizing liquidation proceeds from managing foreclosed real estate assets, and short sale (where a lender agrees to take less than the balance owed from the borrower) services on pre-foreclosure properties for servicers, investors and institutions with distressed and delinquent residential and multifamily mortgage portfolios including real estate brokerage services.

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

           To the extent that opportunities arise, the Company intends to expand its portfolio loss mitigation and real estate services to third parties in the marketplace. Furthermore, as the distressed mortgage and real estate markets remain unstable and uncertain due to the significant number of foreclosure properties that need to be sold, there remains uncertainty about the ongoing need and delivery of these services in the future.

           Title and Escrow—During the third quarter 2011, the Company received an offer to sell its interest in Experience 1, Inc., the parent of the title insurance company. After consideration of the increasing competition and lower margins in the title insurance industry along with a decision to focus the Company's efforts on expanding the mortgage lending platform, the Company's Board of Directors determined it was in the Company's best interest to sell its interest in the title insurance company in September 2011.

           The title insurance company serviced primarily California and selected national markets providing title insurance, escrow and settlement services to residential mortgage lenders, real estate agents, asset managers and REO companies in the residential real estate market.

Long-Term Mortgage Portfolio

           The long-term mortgage portfolio consists of the residual interests in securitizations represented on the consolidated balance sheet as the difference between total trust assets and total trust liabilities

           The long-term mortgage portfolio includes adjustable rate and, to a lesser extent, fixed rate Alt-A single-family residential mortgages and commercial (primarily multifamily residential loans) mortgages that were acquired and originated primarily by the previously discontinued operations and retained in the long-term portfolio before 2008. Alt-A mortgages are primarily first lien mortgages made to borrowers whose credit is generally within typical Fannie Mae and Freddie Mac guidelines but have loan characteristics that make them non-conforming under those guidelines.

           Commercial mortgages in the long-term mortgage portfolio are primarily adjustable rate mortgages with initial fixed interest rate periods of two-, three-, five-, seven- and ten-years that subsequently convert to adjustable rate mortgages (hybrid ARMs). Commercial mortgages have provided greater asset diversification on our balance sheet as borrowers of commercial mortgages typically have higher credit scores and commercial mortgages typically have lower LTVs.

           Historically, the Company securitized mortgages in the form of collateralized mortgage obligations (CMOs), which were consolidated and accounted for as secured borrowings for financial statement purposes. Securitized mortgages in the form of real estate mortgage investment conduits (REMICs) were either consolidated or unconsolidated depending on the design of the securitization structure. The Company consolidates the variable interest entity (VIE) as the primary beneficiary of the sole residual interest in each securitization trust where the Company also performs the master servicing. Amounts consolidated are included in trust assets and liabilities as securitized mortgage collateral, real estate owned, derivative assets, securitized mortgage borrowings and derivative liabilities in the accompanying consolidated balance sheets. At December 31, 2011, our residual interests in securitizations (represented by the difference between total trust assets and total trust liabilities) increased to $26.5 million, compared to $26.4 million at December 31, 2010.

           During 2011 and 2010, the Company did not acquire or retain any mortgages in the long-term mortgage portfolio.

           For additional information regarding the long-term mortgage portfolio refer to Item 7. "Management's Discussion and Analysis of Financial Condition," Note 3. "Securitized Mortgage Collateral" and Note 8. "Securitized Mortgage Borrowings" in the notes to the consolidated financial statements.

Master Servicing

           Until 2007, the Company retained master servicing rights on substantially all of its non-conforming single-family residential and commercial mortgage acquisitions and originations that were retained or sold through securitizations. The function of a master servicer includes collecting loan payments from loan servicers and remitting loan payments, less master servicing fees receivable and other fees, to a trustee or other purchaser for each series of mortgage-backed securities or mortgages master serviced. In addition, as master servicer, the Company monitors compliance with the servicing guidelines and performs, or contracts with third parties to perform all functions not adequately performed by any loan servicer. The master servicer is also required to advance funds, or cause the loan servicers to advance funds, to cover principal and interest payments not received from borrowers depending on the status of their mortgages. Master servicing fees are generally 0.03% per annum on the unpaid principal balance of the mortgages serviced. As a master servicer, the Company also earns income or incurs expense on principal and interest payments received from borrowers until those payments are remitted to the investors of those mortgages. Fees from the master servicing portfolio have declined significantly due to a decrease in principal balances and a decline in interest rates since the end of 2008, which affects the amount the Company earns on balances held in custodial accounts. At December 31, 2011, the Company was the master servicer for approximately 41,000 mortgages with an unpaid principal balance of approximately $11.4 billion of which $2.6 billion of those loans were 60 or more days delinquent. At December 31, 2011, the Company was also the master servicer for unconsolidated securitizations totaling approximately $1.5 billion in unpaid principal balance of which $0.5 billion of those loans were 60 or more days delinquent.

 Discontinued Operations

           Discontinued operations primarily include minimizing or settling the repurchase liability exposure related to the previously discontinued former non-conforming mortgage operations.

           In previous years, when the Company's previously discontinued operations sold loans to investors, the Company was required to make normal and customary representations and warranties about the loans previously sold to investors. Whole loan sale agreements generally required the Company to repurchase loans if a representation or warranty given to the loan purchaser is breached. In addition, the Company also could be required to repurchase loans as a result of borrower fraud or if a payment default occurs on a mortgage loan shortly after its sale. The Company continues to attempt to settle outstanding repurchase requests from third-party investors of the previously discontinued non-conforming mortgage operations.

Regulation

           The mortgage lending and real estate brokerage operations have established underwriting guidelines that include provisions for inspections and appraisals, required credit reports on prospective borrowers and determined maximum loan amounts. The mortgage lending activities are subject to, among other laws, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, Fair Credit Reporting Act, Fair and Accurate Credit Transaction Act, Fair Housing Act, Gramm-Leach, Bliley Act, Telephone Consumer Protection Act, Can Spam Act, Real Estate Settlement Procedures Act, Home Mortgage Disclosure Act, the Fair Debt Collection Practices Act, the Secure and Fair Enforcement for Mortgage Licensing Act of 2008, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the regulations promulgated thereunder. These laws and regulations, among other things, prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs, prohibit the payment of kickbacks for the referral of business incident to a real estate settlement service, limit payment for settlement services to the reasonable value of the services rendered and goods furnished, restrict the marketing practices used to find customers, require the safeguard of non-public information about our customers and require the maintenance, disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution, price and income level and established national minimum standards for mortgage licenses. The mortgage lending and real estate brokerage are also subject to state and local laws and regulations, including state licensing laws, anti-predatory lending laws, and may also be subject to applicable state usury statutes. The mortgage lending operation of the Company is an approved Housing and Urban Development "HUD" lender. As a HUD approved lender, the Company is required to submit annually to Fannie Mae, Freddie Mac, and HUD, as applicable, audited financial statements, or the equivalent, according to the financial reporting requirements of each regulatory entity for its sellers/ servicers. The company's affairs are also subject to examination by Fannie Mae, Freddie Mac, HUD and state regulatory agencies at any time to assure compliance with applicable regulations, policies and procedures. Also refer to "Regulatory Risks" under Item 1A. Risk Factors for a further discussion of regulations that may affect our Company.

Competition

           The Company operates in a highly competitive industry that could become even more competitive as a result of legislative, regulatory, economic, and technological changes, as well as continued consolidation. The Company's competitors include banks, thrifts, credit unions, real estate brokerage firms and mortgage banking companies. Competition is based on a number of factors including, among others, customer service, quality and range of products and services offered, price, reputation, interest rates, lending limits and customer convenience. To compete effectively, the Company must have a very high level of operational, technological, and managerial expertise, as well as access to capital at a competitive cost. As a result of reduced access to capital, general housing trends, rising delinquencies and defaults and other factors, many mortgage and real estate services firms have recently experienced severe financial difficulty, with some exiting the business or filing for bankruptcy protection.

           The mortgage and real estate business activities compete with firms that provide similar services, including loan modification companies, real estate asset management and disposition companies and real estate brokerage firms. Our competitors include mega mortgage servicers, established subprime loan servicers, and newer entrants to the specialty servicing and recovery collections business. Efforts to market our ability to provide mortgage and real estate services for others is more difficult than many of our competitors because we have not historically provided such services to unrelated third parties, and we are not a rated primary or special servicer of residential mortgage loans as designated by a rating agency.

           Competitive conditions in the mortgage business can be affected by shifts in consumer preference between variable-rate and fixed-rate mortgage loans, depending on the interest rate environment. Many smaller and mid-sized financial institutions may find it difficult to compete in the mortgage industry due to the consolidation in the industry and the need to invest in technology in order to reduce operating costs while maintaining compliance in an increasingly complex regulatory environment. Additionally, more restrictive underwriting standards and the elimination of Alt-A and subprime products has resulted in a more homogenous product offering, which has increased competition for conforming mortgages across the industry. Recently, many large mortgage lenders have slowed or shut down the purchase of loans from third-party correspondents.

           Many of our competitors are larger than we are and have access to greater financial resources than we do, which can place us at a competitive disadvantage. In addition, many of our largest competitors are banks or affiliated with banking institutions, the advantages of which include, but are not limited to, the ability to hold new mortgage loan originations in an investment portfolio and having access to financing with more favorable terms than we do, including lower rate bank deposits as a source of liquidity. The businesses in which we engage are complex and heavily regulated, and changes in the regulatory environment affecting our businesses could have a material adverse effect on our business, financial condition, results of operations or cash flows.

           Risk factors, as outlined below, provide additional information related to risks associated with competition in the mortgage lending and real estate services industries.

Employees

           As of December 31, 2011 and 2010, we had a total of 394 and 376 employees, respectively. Management believes that relations with its employees are good. We are not a party to any collective bargaining agreements.

ITEM 1A. RISK FACTORS

           Some of the following risk factors relate to a discussion of our assets. For additional information on our asset categories refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as the accompanying notes to the consolidated financial statements.

Risks Related To Our Businesses

Our long-term liquidity is dependent on our ability to realize cash flows from our long term mortgage portfolio and to expand our business volumes and revenues.

           The ability to meet our long-term liquidity requirements is subject to several factors, such as realizing cash flows from our long-term mortgage portfolio and increasing revenues from our mortgage and real estate business activities. The mortgage lending operations that primarily offer government sponsored and conforming agency loans has increased its monthly lending origination volumes to be in excess of $100 million. However, in 2011 the mortgage lending operations operated at a loss. In order for the mortgage operations to generate adequate profitability, we will need to (i) increase origination volumes, (ii) improve lending revenues including loan pricing margins and loan fees and (iii) reduce lending operating costs, or some combination of them.

           We believe that current cash balances, short-term investments, cash flows realized from our long-term mortgage portfolio and fees generated from our mortgage and real estate business activities will be adequate to fund our current operations and liabilities. At December 31, 2011, our debt obligations, consisting of our trust preferred securities, junior subordinated notes, line of credit and the note payable related to the obligation limited to and secured by some of our residual interests in certain securitization trusts, was an aggregate of approximately $76.0 million in outstanding net principal balance. We cannot provide any assurances that we will be able to operate successfully our mortgage and real estate business activities and other business that we may implement in the future. If we are unable to do so, we may be unable to satisfy our future operating costs and liabilities, including repayment of our debt obligations.

Our loss of approvals with or the potential limitation or wind-down of the role Ginnie Mae, Fannie Mae and Freddie Mac play in the residential mortgage-backed security (MBS) market may adversely affect our business, operations and financial condition.

           On February 11, 2011, the Treasury issued a White Paper titled "Reforming America's Housing Finance Market" (or the White Paper) that lays out, among other things, proposals to limit or potentially wind down the role that Fannie Mae and Freddie Mac play in the mortgage market. Any such proposals, if enacted, may have broad adverse implications for the MBS market and our business, operations and financial condition. We expect such proposals to be the subject of significant discussion and it is not yet possible to determine whether such proposals will be enacted and, if so, when, what form any final legislation or policies might take or how proposals, legislation or policies emanating from the White Paper may impact the MBS market and our business, operations and financial condition. We are evaluating, and will continue to evaluate, the potential impact of the proposals set forth in the White Paper on our business and our financial position and results of operations. Since a substantial portion of our current production is being sold to Fannie Mae, Freddie Mac and Ginne Mae, if we lost approvals with such agencies our ability to profitably sell the loans could be effected.

           During 2011, the Company sold $329.1 million in service retained loans to Fannie Mae and Freddie Mac and issued $72.6 million in Ginnie Mae securities through its AmeriHome Mortgage Corp indirect subsidiary, and sold $402.2 million in loans on a service released basis. The Company is currently focusing on originating loans eligible for sale to Fannie Mae, Freddie Mac and government sponsored loans, such as FHA, VA and USDA loans, eligible for Ginnie Mae securities issuance. Management believes that having the ability to both sell loans directly to these agencies and issue Ginnie Mae securities gives the Company an advantage in the overall mortgage origination market.

           If we lose our ability to sell to Fannie Mae and Freddie Mac or our ability to issue Ginne Mae securities, our profitability, business, operations and financial condition may be adversely affected.

The Company, through its subsidiaries, has entered into financing facility agreements to fund loans for the mortgage lending operations that contain certain financial covenants.

           Our warehouse facilities contain covenants, including requirements to maintain a certain minimum net worth, liquidity, debt ratios, profitability levels and other customary debt covenants. A breach of the covenants can result in an event of default under these facilities and as such allows the lender to pursue certain remedies which may constitute a cross default under other agreements. If we are unable to meet or maintain the necessary covenant requirements or satisfy, or obtain waivers from, the continuing covenants, this could have a material adverse effect on our financial condition and results of operations.

We may not be able to access financing sources on favorable terms, or at all, which could adversely affect our ability to implement and operate our business as planned.

           Future financing sources may include borrowings in the form of bank credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities, structured financing arrangements, public and private equity and debt issuances and derivative instruments, in addition to transactions or asset specific funding arrangements. Our access to sources of financing depends upon a number of factors of which some we have little or no control, including general market conditions, resources and policies or lenders. Under current market conditions, many forms of structured financing arrangements are generally unavailable, which has also limited borrowings under warehouse and repurchase agreements that are intended to be refinanced by such financings. In addition, if regulatory capital requirements imposed on our private lenders change, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity. Consequently, the expansion of our mortgage lending operations may be dictated by the cost and availability of financing, specifically warehouse facilities. Depending on market conditions at the relevant time, we may have to rely more heavily on additional equity issuances, which may be dilutive to our shareholders, or on less efficient forms of debt financing that require a larger portion of our cash flow from operations, thereby reducing funds available for our operations and future business opportunities. We cannot assure you that we will have access to such equity or debt capital on favorable terms (including, without limitation, cost and term) at the desired times, or at all, which could negatively affect our results of operations.

We may become, and in some cases are a defendant in purported class action lawsuits and may not prevail in these matters.

           Class action lawsuits and regulatory actions alleging improper marketing practices, abusive loan terms and fees, disclosure violations, improper yield spread premiums and other matters are risks faced by all mortgage originators. We are a defendant in purported class actions pending in different states and could be named in other matters. Some of the class actions allege generally that the loan originator (whether or not Impac) improperly charged fees in violation of various state lending or consumer protection laws in connection with mortgages that we acquired while others allege that our lending practice was a statutory violation, an unlawful business practice, an unfair business practice or a breach of a contract. They generally seek unspecified compensatory damages, punitive damages, pre- and post-judgment interest, costs and expenses and rescission of the mortgages, as well as a return of any improperly collected fees. We may incur defense costs and other expenses in connection with the class action lawsuits, and we cannot assure you that the ultimate outcome of these or other actions will not have a material adverse effect on our financial condition or results of operations. In addition to the expense and burden incurred in defending this litigation and any damages that we may suffer, our management's efforts and attention may be diverted from the ordinary business operations in order to address these claims. If the final resolution of this litigation is unfavorable to us, our financial condition, results of operations and cash flows might be materially adversely affected. We believe we have meritorious defenses to the actions and intend to defend against them vigorously; however, an adverse judgment in any of these matters could have a material adverse effect on us.

There is recent litigation in the mortgage industry related to securitizations against issuers, sellers, originators, underwriters and other.

           As defaults, delinquencies, foreclosures, and losses in the real estate market continue, there have been recent lawsuits by various investors, insurers, underwriters and others against various participants in securitizations, such as sponsors, depositors, underwriters, and loan sellers. Some lawsuits have alleged that the mortgage loans had origination defects, that there were misrepresentations made about the mortgage loans and the parties failed to properly disclose the quality of the mortgage loans or repurchase defective loans or that there were other misrepresentations, lack of representations, or errors in securitization documents. There have been other claims contending errors or misrepresentations in the securitization documents or process itself. Historically, we both securitized and sold mortgage loans to third parties that may have been deposited or included in pools for securitizations. We have discovered discrepancies in our securitization documents and are working with the parties involved, including bondholders, on the issue. The Company has also received notices of claims for indemnification relating to mortgage backed securities bonds issued, originated or sold by the Company from Countrywide and Merrill Lynch. The claims seek indemnification from claims asserted against Countrywide and Merrill Lynch in specified legal actions entitled American International Group Inc. v. Bank of America Corp., et al Case No. 1:11-cv-06212 in the United States District Court for the Southern District of New York and Federal Home Loan Bank of Boston v. Ally Financial, Inc., et al Case No. 11-cv-10952 in the Superior Court Department of the Commonwealth of Massachusetts. The notices each seek indemnification for all losses, liabilities, damages and legal fees and costs incurred in those actions. In connection with these potential claims, we may become subject to litigation related to the securitizations. As a result, we may incur significant legal and other expenses in defending against claims and litigation and we may be required to pay settlement costs, damages, penalties or other charges which could adversely affect our financial results.

           On February 19, 2012, the Company entered into a tolling agreement which tolls the further running of the statute of limitations for any claims which the other party may hold. The other party purports to be a bondholder of some of our securities and for other securities for which we deposited loans. We do not know the nature of such claims as of this date.

Second trust deed mortgages in our long term mortgage portfolio expose us to greater credit risks.

           The security interest in the property securing second mortgages in our long term mortgage portfolio is subordinated to the interest of the senior lien holder. Typically, the second trust deed mortgage, or junior lien mortgages have a higher combined loan to value (CLTV) ratio than do senior lien mortgages. If the borrower experiences difficulties in making senior lien payments or if the value of the property is equal to or less than the amount needed to repay the borrower's obligation to the senior lien holder upon foreclosure, the second mortgage loan may not be repaid.

           Also, the senior lien mortgages in the long term mortgage portfolio may be affected if there are junior liens on the same properties resulting in a higher CLTV which borrowers may perceive have no equity. This could result in the senior liens defaulting at a higher rate than senior liens without a junior lien.

           If the junior lien mortgage loan is not repaid or if a borrower defaults on a senior lien or junior lien mortgage in a securitization trust in the Company's long term mortgage portfolio, the value of the retained residual interest in the securitization could be adversely affected or the cash flows we could otherwise realize from the related residual interest could be reduced.

Deteriorating mortgage market conditions have had and may continue to have a material adverse effect on our earnings and financial condition.

           Our results of operations are materially affected by conditions in the mortgage and real estate markets, the financial markets and the economy generally. Beginning in 2007, the mortgage industry and the single-family residential housing markets, and to a lesser extent multifamily residential housing markets, were adversely affected as home prices declined and delinquencies and defaults significantly increased. Borrowers have found it difficult to refinance due to home price depreciation and lenders tightened their underwriting guidelines, which has led to further increases in defaults and credit losses. During 2011, the Company continued to be significantly and negatively affected by the deteriorating real estate market and the weak economic environment. As a result, non-conforming mortgage loans have not performed up to historical expectations, and the fair value of non-conforming mortgage loans has deteriorated. This, in turn, has resulted in declining revenues and increased expenses associated with the long term mortgage portfolio, including significant increases in loan losses and impairment charges, losses sustained in the operation of real estate properties acquired in foreclosure proceedings and foreclosure related professional fees. These factors have led to deterioration in the quality of the Company's long-term mortgage portfolio, as evidenced by the delinquencies, foreclosures and credit losses.

           The adverse market conditions have affected our mortgage loan delinquencies and REO in the long term mortgage portfolio. At December 31, 2011, the Company's long-term mortgage portfolio had 21.6% or $2.1 billion of loans that were 60 days or more delinquent, included in continuing and discontinued operations, compared to 21.3% or $2.4 billion at December 31, 2010. REO decreased 39% to $56.5 million at December 31, 2011 as compared to $92.8 million at December 31, 2010 and we incurred losses from REOs of $16.6 million for the year ended December 31, 2011 compared to $6.8 million for the previous year. These losses are primarily in the nonrecourse securitization trusts but could result in reduced cash flows from the Company's residual interests in respective securitizations. These conditions, which increase the cost and reduce the availability of debt, may continue or worsen in the future.

           The disruption in the capital markets and secondary mortgage markets has also reduced liquidity and investor demand for mortgage loans and mortgage backed securities, while yield requirements for these products have increased. Continuing concerns about the declining real estate market, as well as inflation, energy costs, geopolitical issues and the availability and cost of credit, have contributed to increased volatility and diminished expectations for the economy and markets going forward. The mortgage market has been severely affected by changes in the lending landscape and there is no assurance that these conditions have stabilized or that they will not worsen. These unprecedented disruptions and deterioration of the mortgage market, have had, and may continue to have, an adverse effect on the Company's results of operations and financial condition.

Our performance may be adversely affected by the performance of parties who service or sub-service our mortgage loans.

           We sell or contract with third-parties for the servicing of our mortgage loans. Our operations, performance and liabilities are subject to risks associated with inadequate or untimely servicing. Poor performance by a servicer may result in greater than expected delinquencies and losses on our mortgage loans or in our resulting exposure to investors, bond holders, bond insurers or others as we are responsible for the performance of our loan servicers. If we, or our servicers, commit a material breach of our obligations as a servicer or master servicer, we may be subject to termination if the breach is not cured within a specified period of time following notice, causing us to lose master servicing income. In addition, we may be required to indemnify the securitization trustee against losses from any failure by us, as master servicer or on behalf of the servicer, to perform the servicing obligations properly.

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

New regulatory laws affecting our operations may affect our ability to expand our mortgage lending operations.

           The regulatory environments in which we previously operated, and continue to operate, have an effect on all the activities in which we are engaged and may engage in the future. Changes to the laws, regulations or regulatory policies can affect whether and to what extent we may be able to expand our mortgage lending activities. Many states and local governments and the Federal government have enacted, or may enact laws, or regulations that restrict or prohibit some provisions in some programs or businesses that we have previously participated in, currently participate in or plan to participate in the future. As such, we cannot be sure that in the future we will be able to engage in activities that were similar to those we engaged or participated in the past thereby limiting ability to commence new operations. As a result, we might be at a competitive disadvantage which would affect our operations and profitability.

Loans to non-conforming borrowers may expose us to a higher risk of delinquencies, foreclosures and losses.

           We were an acquirer and originator of non-conforming single-family and multifamily mortgage loans. These are mortgages that generally may not qualify for purchase by government-sponsored agencies such as Fannie Mae and Freddie Mac. The performance of the long term mortgage portfolio has been negatively affected by the losses from these mortgages. Credit risks associated with these mortgages may be greater than those associated with conforming mortgages. Mortgages made to such borrowers generally entail a higher risk of delinquency and higher losses than mortgages made to borrowers who utilize conventional mortgage sources. Delinquency, foreclosures and losses generally increase during economic slowdowns or recessions. The actual risk of delinquencies, foreclosures and losses on mortgages made to our borrowers are higher under current economic conditions than those in the past. Additionally, the combination of different underwriting criteria and higher rates of interest leads to greater risk, including higher prepayment rates and higher delinquency rates and /or credit losses. The long term mortgage portfolio also contains loans that are interest only. If there is a decline in real estate values, as recently seen, borrowers may default on these types of loans since they have not reduced their principal balances, which, therefore, could exceed the value of their property. In addition, a reduction in property values would also cause an increase in the CLTV or LTV ratio for that loan which could have the effect of reducing the value of the property collateralized by that loan, reducing the borrowers' equity in their homes to a level that would increase the risk of default.

The Company's long-term mortgage portfolio contains significant interest rate risks that are not currently hedged by the Company.

           The cash flows from residual interests in certain securitization trusts are contingent upon various factors including the interest income collected on the loans in the trusts in excess of the interest expense paid to respective bondholders. These cash flows are distributed to the residual interest holder after the required interest and principal payments are made to the bondholders. Interest rates on the bonds usually adjust monthly with changes primarily in one-month LIBOR. Derivatives instruments (primarily interest rate swap agreements) inside the securitization trusts initially entered into were designed to offset the risk of movements in LIBOR that created the adverse effect of the interest income collected on the loans being less than interest expense paid to the respective bondholders. However, many of these derivatives agreements have maturities less than the maturities of the loans. Therefore, increases in LIBOR rates could significantly reduce the future cash flows we receive from the retained interests in these securitization trusts. The amount of the remaining derivatives instruments is not sufficient to fully protect the residual cash flows from increases in LIBOR. The Company does not have the ability to change the derivatives instruments inside the trusts and does not currently hedge this interest rate risk with derivatives instruments outside the securitization trusts. As a result of not fully hedging interest rate risks, the Company's future residual cash flows could be significantly affected by rising LIBOR rates.

Our hedging strategies recently implemented by our mortgage lending operations may not be successful in mitigating our risks associated with the market movement of interest rates.

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

           Competition in the residential real estate and mortgage services business is intense. Plus, the mortgage business and other businesses in which we have begun operations have recently experienced substantial consolidation. Our competitors include banks, thrifts, credit unions, real estate brokerage firms, title and escrow companies, asset management companies, and mortgage banking companies. Several of our competitors enjoy advantages, including greater financial resources and access to capital, a wider geographic presence, more accessible branch office locations, more aggressive marketing campaigns, better brand recognition, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. To compete effectively, we must have a very high level of operational, technological, and managerial expertise, as well as access to capital at a competitive cost. As a result of reduced access to capital, general housing trends, rising delinquencies and defaults and other factors, many mortgage and real estate services firms have recently experienced severe financial difficulty, with some exiting the business or filing for bankruptcy protection, resulting in a consolidation of companies in such industries. The dominance of a limited number of companies has created greater competition and to the extent that we cannot compete effectively, it may adversely affect our business operations and financial performance.

Losses from defaulted loans in the long term mortgage portfolio may be higher than anticipated because we did not obtain mortgage insurance or if the mortgage insurance company is insolvent.

           Certain securitization trusts in the long term mortgage portfolio do not have credit enhancements such as mortgage pool or special hazard insurance for all of the mortgages and mortgage investments. Generally, the Company required mortgage insurance on any first mortgage with an LTV ratio greater than 80%. During the time we hold mortgages for investment, we are subject to risks of borrower defaults and bankruptcies and special hazard losses that are not covered by standard hazard insurance. If a borrower defaults on a mortgage that we hold, we bear the risk of loss of principal to the extent there is any deficiency between the value of the related mortgaged property and the amount owing on the mortgage loan and any insurance proceeds available to us through the mortgage insurer. Also, to the extent we have insurance coverage, we may bear the risk of the insurance carriers not being able to make the required payments which will increase losses on foreclosures.

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

A material difference between the assumptions used in the determination of the value of our residual interests and our actual experience could cause us to write down the value of these securities and could harm our liquidity and financial condition.

           Investments in residual interests and subordinated securities are much riskier than investments in senior mortgage-backed securities because these subordinated securities bear credit losses prior to the related senior securities. The risk associated with holding residual interests and subordinated securities is greater than holding the underlying mortgage loans directly due to the concentration of losses attributed to the subordinated securities. The value of residual interests represents the present value of future cash flows expected to be received by us from the excess cash flows created in the securitization transaction. In general, future cash flows are estimated by taking the coupon rate of the loans underlying the transaction less the interest rate paid to the bond holders, less contractually specified servicing and trustee fees, and after giving effect to estimated prepayments, credit losses and overcollateralization requirements. We estimate future cash flows from these securities and value them utilizing assumptions based in part on projected interest rates, delinquency, mortgage loan prepayment speeds and credit losses. It is extremely difficult to validate the assumptions we use in valuing our residual interests. Even if the general accuracy of the valuation model is validated, valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships which drive the results of the model. Such assumptions are complex as we must make judgments about the effect of matters that are inherently uncertain. If our actual experience differs from our assumptions, we could be required to reduce the value of these residual interests and securities. Furthermore, if our actual experience differs materially from these assumptions, our cash flow, financial condition, results of operations and liquidity may be harmed.

The commercial and multifamily securitized mortgages included in the long term mortgage portfolio may expose the Company to increased lending risks.

           Commercial and multifamily mortgages typically involved larger mortgage balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgages. These commercial and multifamily mortgages had an additional layer of risk because repayment of the mortgages often depended on the successful operation and income stream of the borrowers. Additionally, current economic conditions and the resulting tightening of credit markets have limited the opportunities for borrowers seeking to refinance their mortgages prior to scheduled interest rate resets. The inability of commercial and multifamily borrowers to successfully refinance their mortgages prior to scheduled interest rate reset dates could significantly increase delinquencies and losses within our long-term mortgage portfolio. Further, in some of our multifamily securities we have an obligation to advance principal and interest payments, to the extent recoverable, which may affect our liquidity.

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

           Substantially all of our operations are located in Irvine, California. Our systems and operations are vulnerable to damage and interruption from fire, flood, telecommunications failure, break-ins, earthquake and similar events. Our operations may also be interrupted by power disruptions. Furthermore, our security mechanisms may be inadequate to prevent security breaches to our computer systems, including from computer viruses, electronic break-ins and similar disruptions. Such security breaches or operational failures could expose us to liability, impair our operations, result in losses, and harm our reputation.

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

           At the end of our 2011 taxable year, we had net operating loss (NOL) carryforwards of approximately $498.7 million for federal income tax purposes and approximately $468.2 million for state income tax purposes. During the year ended December 31, 2011, estimated net operating loss carryforwards were reduced as a result of the Company generating taxable income from cancellation of debt for approximately $39.2 million of securitized mortgage borrowings. Although, under existing tax rules, we are generally allowed to use those NOL carryforwards to offset taxable income in subsequent taxable years, our ability to use those NOL carryforwards to offset income may be severely limited to the extent that we experience an ownership change within the meaning of Section 382 of the Internal Revenue Code. These provisions could also limit our ability to deduct certain losses (built-in losses) we recognize after an ownership change with respect to assets we own at the time of the ownership change. In general, an ownership change, as defined by Section 382, results from transactions increasing ownership of certain stockholders or public groups in our stock by more than 50 percentage points over a three-year period. In addition, the generation of taxable income from cancellation of debt may further reduce the NOL. Any limitation on our NOL carryforwards that could be used to offset taxable income would adversely affect our liquidity and cash flow, as and when we become profitable. However, we may not generate sufficient taxable income in future periods to be able to realize fully the tax benefits of our NOL carryforwards.

Violation of various federal, state and local laws may result in financial losses.

           To the extent we originate and purchase mortgage loan or provide loan modification services, asset management, liquidation and oversight services, and other new businesses in which we may commence, applicable state and local laws generally regulate interest rates and other charges, require certain disclosure, and require applicable licensing. In addition, other state and local laws, public policy and general principles of equity relating to the protection of consumers, unfair and deceptive practices and debt collection practices may apply to the origination, servicing and collection of our loans, and title and escrow services. Our business is also subject to various federal laws, including:

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

  •
  the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 establishes national minimum standards for mortgage licensees; and

  •
  the Dodd-Frank Wall Street Reform and Consumer Protection Act, which is a sweeping overhaul of the financial regulatory system. Title XIV of the Dodd-Frank Act contains the Mortgage Reform and Anti-Predatory Lending Act ("Mortgage Act"). The Mortgage Act imposes a number of additional requirements on lenders and servicers of residential mortgage loans, including Impac, by amending certain existing provisions and adding new sections to TILA, RESPA, and other federal laws. The penalties for noncompliance with these laws are also significantly increased by the Mortgage Act, which could lead to an increase in lawsuits against mortgage lenders and servicers. Like other parts of the Dodd-Frank Act, the Mortgage Act requires that implementing regulations be issued before many of its provisions are effective. Therefore, many of these provisions in the Mortgage Act might not become effective until 2013 or early 2014.

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

           Similarly, it is possible borrowers may assert that the historical loan forms we used or acquired, including forms for "interest-only" and "option-ARM" loans for which there is little standardization or uniformity, fail to properly describe the transactions they intended, or that our forms failed to comply with applicable consumer protection statutes or other federal and state laws. This could result in liability for violations of certain provisions of federal and state consumer protection laws and our inability to sell the loans and our obligation to repurchase the loans or indemnify the purchasers.

           The Obama Administration recently delivered a report to Congress regarding proposals to reform the housing finance market in the United States. The report, among other things, outlined various potential proposals to wind down Ginnie Mae or Fannie Mae and Freddie Mac (the "GSEs") and reduce or eliminate over time the role of the GSEs in guaranteeing mortgages and providing funding for mortgage loans, as well as proposals to implement reforms relating to borrowers, lenders, and investors in the mortgage market, including reducing the maximum size of a loan that the GSEs can guarantee, phasing-in a minimum down payment requirement for borrowers, improving underwriting standards, and increasing accountability and transparency in the securitization process. The extent and timing of any regulatory reform regarding the GSEs and the home mortgage market, as well as any effect on Impac's business and financial results, are uncertain. Any other future legislation and/or regulation, if adopted, also could have a material adverse effect on our business operations, income, and/or competitive position and may have other negative consequences.

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

           The market price of our securities has been volatile. Our common stock has been trading on the NYSE Amex stock exchange since December 2009. We cannot guarantee that a consistently active trading market for our securities will continue. In addition, there can be no assurances that such markets will continue or that any shares which may be purchased may be sold without incurring a loss. Any such market price of our shares may not necessarily bear any relationship to our book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for the shares in the future. The market price of our securities is likely to continue to be highly volatile and could be significantly affected by factors including:

  •
  unanticipated fluctuations in our operating results;

  •
  general market and mortgage industry conditions;

  •
  mortgage and real estate fees;

  •
  delinquencies and defaults on outstanding mortgages;

  •
  loss severities on loans and REO;

  •
  prepayments on mortgages;

  •
  valuations of securitization related assets and liabilities;

  •
  mark to market adjustments related to the fair value of loans held-for-sale, mortgage servicing rights, long-term debt and derivatives; and

  •
  interest rates.

           During 2011, our common stock reached an intra-day high sales price of $3.99 on April 7th, and an intra-day low sales price of $1.45 on October 5th. As of March 14, 2012, our stock price closed at $2.77 per share. In addition, significant price and volume fluctuations in the stock market have particularly affected the market prices for the securities of mortgage companies such as ours. Furthermore, general conditions in the mortgage industry may adversely affect the market price of our securities. These broad market fluctuations have adversely affected and may continue to adversely affect the market price of our securities. If our results of operations fail to meet the expectations of securities analysts or investors in a future quarter, the market price of our securities could also be materially adversely affected and we may experience difficulty in raising capital.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

           None.

ITEM 2. PROPERTIES

           Our primary executive and administrative offices are located at 19500 Jamboree Road, Irvine, California 92612 where we have a premises lease expiring in November 2016. We have two options to extend the term for five-year periods for each option. The premises consist of a seven-story building containing approximately 210,000 square feet with an initial annual rental rate of $31.80 per square foot, which amount increases every 30 months since commencement of the lease in October 2006. As of December 31, 2011, the Company has subleased approximately 110,000 square feet of our corporate headquarters.

ITEM 3. LEGAL PROCEEDINGS

           The Company is a defendant in or a party to a number of legal actions or proceedings that arise in the ordinary course of business. In some of these actions and proceedings, claims for monetary damages are asserted against the Company. In view of the inherent difficulty of predicting the outcome of such legal actions and proceedings, the Company generally cannot predict what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss related to each pending matter may be, if any.

           In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and estimable. In any cases, there may be an exposure to losses in excess of any such amounts whether accrued or not. Any estimated loss is subject to significant judgment and is based upon currently available information, a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated loss will change from time to time, and actual results may vary significantly from the current estimate. Therefore, an estimate of possible loss represents what the Company believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company's maximum loss exposure. At December 31, 2011, the Company does not have an accrued liability recorded for such estimated loss exposure.

           Based on the Company's current understanding of these pending legal actions and proceedings, management does not believe that judgments or settlements arising from pending or threatened legal matters, individually or in the aggregate, will have a material adverse effect on the consolidated financial position, operating results or cash flows of the Company. However, in light of the inherent uncertainties involved in these matters, some of which are beyond the Company's control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to the Company's results of operations or cash flows for any particular reporting period.

           The legal matters summarized below are ongoing and may have an effect on the Company's business and future financial condition and results of operations:

           On December 7, 2011 an action was filed in the Circuit Court for Baltimore City entitled Curtis J. Timm, on behalf of himself and all persons similarly situated v. Impac Mortgage Holdings, Inc, et al as Case No. 24-c-11-008391. The complaint alleges on behalf of Preferred B and C shareholders who did not tender their stock previously that Impac failed to achieve the required consent from the Preferred stock classes, the consents to amend the Preferred stock was not effective because it was given on unissued stock (after redemption), it tied the tender offer with a consent requirement which constitutes an improper "vote buying" scheme, and that the tender offer was a breach of a fiduciary duty. The action seeks two quarterly payments of dividends for the Preferred holders, a declaratory judgment to unwind the consents and reinstate the cumulative dividend on the Preferred stock and to set a date for the election of two directors by the Preferred holders. The action also seeks punitive damages and legal expenses.

           In October 2011, the Company received notices of claims for indemnification relating to mortgage backed securities bonds issued, originated or sold by Impac Secured Assets Corp., Impac Funding Corporation, IMH Assets Corp. and Impac Mortgage Holdings, Inc. from Countrywide Securities Corporation (Countrywide) and Merrill Lynch, Pierce, Fenner & Smith Incorporated (Merrill Lynch). The claims seek indemnification from claims asserted against Countrywide and Merrill Lynch in specified legal actions entitled American International Group Inc. v. Bank of America Corp., et al Case No. 1:11-cv-06212 in the United States District Court for the Southern District of New York and Federal Home Loan Bank of Boston v. Ally Financial, Inc., et al Case No. 11-cv-10952 in the Superior Court Department of the Commonwealth of Massachusetts. The notices each seek indemnification for all losses, liabilities, damages and legal fees and costs incurred in those actions.

           On May 26, 2011, a matter was filed in the United States District Court, Central District of California as Case No. CV11-4514 DSF entitled Citigroup Global Markets, Inc. v. Impac Secured Assets Corp., Impac Funding Corporation and Impac Mortgage Holdings, Inc. The action alleges a violation of Section 18 and Section 20 of the Securities and Act of 1933 and negligent misrepresentation, all involved in the issuance and sale of bonds from a securitization trust. The plaintiff alleges they relied on certain documents filed with the Securities and Exchange Commission (SEC) that were subsequently the subject of an amended filing. The matter seeks unspecified damages, interest, legal fees and litigation expenses.

           On May 6, 2011 a case entitled Massachusetts Mutual Life Insurance Company v. Impac Funding Corporation, et al was filed in the United States District Court for the District of Massachusetts as Case No. 3:11-cv-30127. The complaint names Impac Funding Corporation and Impac Secured Assets Corporation along with two of their officers as defendants. The action alleges violations of the Massachusetts Uniform Securities Act and the plaintiff seeks rescission or damages for their purchase of bonds from two securitization trusts issued by the Defendants. The plaintiff alleges that the loans deposited into the trusts did not meet the representations made in the offering documents when they purchased their bonds. On February 14, 2012 the court entered an order granting the motion of Impac Funding Corporation, Impac Secured Assets Corporation and the two individuals request to dismiss them from the litigation.

           On or about April 20, 2011, an action was filed in the Superior Court of the Commonwealth of Massachusetts as case No. B.L.S. 11-1533 entitled Federal Home Loan bank of Boston v. Ally financial Inc., et al. Named as defendants in that action are IMH Assets Corp, Impac Funding

Corporation, Impac Mortgage Holdings, Inc. and Impac Secured Assets Corp. The complaint alleges misrepresentations in connection with the materials used to market mortgage backed securities that the plaintiff purchased. The complaint seeks damages and attorney's fees in an amount to be established at time of trial.

           Gilmor, et al. v. Preferred Credit Corp., et. al., Case No. 4:10-CV-00189 (Gilmor), currently pending in the United States District Court for the Western District of Missouri, is a putative class action against Preferred Credit and others charging violations of Missouri's Second Mortgage Loan Act. In a Sixth Amended Complaint (Complaint), plaintiffs Michael P. and Shellie Gilmor and others bring suit against Preferred Credit, as the originator of various second mortgage loans in Missouri, and against: IMPAC Funding Corporation; IMPAC Mortgage Holdings; IMPAC Secured Assets; IMPAC Secured Assets CMN Trust Series 1998-1 Collateralized Asset-Backed Notes, Series 1998-1; IMH Assets Corp; Impac CMB Trust Series 1999-1; Impac CMB Trust Series 1999-2; Impac CMB Trust Series 2000-1; Impac CMB Trust Series 2000-2; Impac CMB Trust Series 2001-4; Impac CMB Trust Series 2002-1; Impac CMB Trust Series 2003-5, (collectively, the IMPAC Defendants), among numerous others, as alleged holders of notes associated with second mortgage loans originated by Preferred Credit. Plaintiffs complain that at closing Preferred Credit charged them fees and costs in violation of Missouri's Second Mortgage Loan Act. Additionally, Plaintiffs obtained certification of a class of all persons similarly situated. Plaintiffs allege that the IMPAC Defendants are liable to Plaintiffs and members of the putative class as alleged holders of notes associated with second mortgage loans originated by Preferred Credit. Plaintiffs seek on behalf of themselves and the members of the putative class, among other things, disgorgement or restitution of all improperly collected charges, the right to rescind all affected loan transactions, the right to offset any finance charges, closing costs, points or other loan fees paid against the principal amounts due on the loans if rescinded, actual and punitive damages, and attorneys' fees. Plaintiffs filed a motion for class certification, which was granted. On February 26, 2010, U.S. Bank National Association ND and other defendants removed the case to federal court. The case remains pending in federal court. Trial is scheduled to commence on August 13, 2012.

           Baker, et al. v. Century Financial Group, et al., Case No. 4:04-CV-W-0201-SOW (Baker), currently pending in the Circuit Court of Clay County, Missouri, is a putative class action against Century Financial and others charging violations of Missouri's Second Mortgage Loan Act. In particular, in a Fourth Amended Complaint (Complaint), Plaintiffs James and Jill Baker and others bring suit against Century Financial, as the originator of various second mortgage loans in Missouri, and against IMPAC Funding Corporation, IMH Assets Corporation, IMPAC Mortgage Holdings, Inc., IMPAC Secured Assets Corporation, and two terminated IMPAC trusts (collectively, the IMPAC Defendants), among others, as alleged holders of notes associated with second mortgage loans originated by Century Financial. The Plaintiffs' allegations are similar to those asserted by the Plaintiffs in the Gilmor action, discussed above. Plaintiffs seek on behalf of themselves and the members of the putative class, among other things, disgorgement or restitution of all allegedly improperly-collected charges, the right to rescind all affected loan transactions, the right to offset any finance charges, closing costs, points or other loan fees paid against the principal amounts due on the loans if rescinded, actual and punitive damages, and attorneys' fees. The case was subsequently removed to federal court and later remanded by the federal court to the Circuit Court of Clay County, Missouri. The IMPAC Defendants filed an Answer on March 7, 2005. Limited discovery has taken place since this date, including additional discovery responses by certain IMPAC Defendants during 2008.

           The Gilmor and Baker purported class action lawsuits are similar in nature in that they allege that the mortgage loan originators violated the respective state's statutes by charging excessive fees and costs when making second mortgage loans on residential real estate. The complaints allege that IFC was a purchaser, and is a holder, along with other affiliated entities, of second mortgage loans originated by other lenders. The plaintiffs in the lawsuits are seeking damages that include disgorgement of interest paid, restitution, rescission, actual damages, statutory damages, exemplary damages, pre-judgment interest and punitive damages. No specific dollar amount of damages is specified in the complaints.

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

ITEM 4. MINE SAFETY DISCLOSURES

           Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

           Our common stock is currently listed on the NYSE Amex under the symbol "IMH".

           The following table summarizes the high, low and closing sales prices for our common stock for the periods indicated:

	2011			2010
	High	Low	Close	High	Low	Close
First Quarter	3.36	2.59	2.73	6.18	3.16	3.95
Second Quarter	3.99	2.61	2.93	4.60	2.55	2.82
Third Quarter	2.95	1.80	1.95	3.37	2.49	2.77
Fourth Quarter	2.90	1.45	2.01	2.79	2.61	2.79

           On March 14, 2012, the last quoted price of our common stock on the NYSE Amex was $2.77 per share. As of March 14, 2012, there were 391holders of record, including holders who are nominees for an undetermined number of beneficial owners, of our common stock.

           The Board of Directors of the Company authorizes the payment of cash dividends on its common stock, subject to an ongoing review of the Company's profitability, liquidity and future operating cash requirements. The Board of Directors did not declare cash dividends on our common stock during the years ended December 31, 2011 and 2010. We do not expect to declare or pay any cash dividends on our common stock in the foreseeable future.

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

Selected Financial Results for 2011

Continuing Operations

  •
  Earnings from continuing operations were $5.7 million for the year ended December 31, 2011, compared to $7.6 million for 2010.

  •
  Mortgage and real estate services fees were $56.7 million for the year ended December 31, 2011, compared to $57.2 million for 2010 with the decrease primarily due to the sale of the title company, decrease in portfolio loss mitigation and real estate recovery revenues offset by an increase in mortgage lending net revenues.

  •
  In September and October 2011, the Company sold its interest in Experience 1, Inc., the parent of the title insurance company, for $3.7 million, recording a total gain of approximately $1.9 million ceasing the Company's involvement in title and escrow activities.

  •
  The mortgage lending operations originated $883.2 million and sold $803.9 million of loans during 2011 as compared to $40.8 million of loans originated for 2010. Additionally, the mortgage lending revenues increased to $14.0 million in 2011 as compared to $763 thousand in 2010.

  •
  Net interest income was $3.6 million for the year ended December 31, 2011, compared to $5.7 million for 2010.

  •
  Non-interest income—net trust assets were $9.4 million for the year ended December 31, 2011, compared to $4.3 million for 2010.

Discontinued Operations

  •
  Loss from discontinued operations (net of tax) was $3.1 million for the year ended December 31, 2011, compared to earnings of $2.2 million for 2010.

Market Conditions

           See Item 1. "Business" for discussion of market conditions.

Status of Operations

Mortgage and Real Estate Services

           The mortgage and real estate services have been developed as part of a centralized platform to operate synergistically to maximize revenues and profits. The integrated services platform includes the mortgage lending operations and portfolio loss mitigation and real estate services.

           Mortgage Lending Operations—During 2011, the Company continued to expand its mortgage lending activities increasing loan originations and loan sales. During the year ended December 31, 2011, the Company originated $883.2 million and sold $803.9 million of loans, respectively, as compared to $40.8 million and $17.4 million of loans originated and sold, respectively, in 2010.

           The Company is currently focusing on originating Fannie Mae, Freddie Mac, and government loans as it believes that having the ability to sell loans to Fannie Mae, Freddie Mac, and issue Ginnie Mae securities makes it more competitive in the overall mortgage origination market with regard to products, pricing, operational efficiencies and overall recruitment of higher quality loan originators. Consistent with the Company's strategy, during 2011, the Company sold $329.1 million in service retained loans to Fannie Mae and Freddie Mac and issued $72.6 million in Ginnie Mae securities through its AmeriHome Mortgage Corp indirect subsidiary, and sold $402.2 million in loans on a service released basis to other investors. As a result, the mortgage servicing portfolio increased to $605.4 million in unpaid principal balance at December 31, 2011 as compared to $173.9 million at December 31, 2010.

           The Company has hired a nationally recognized residential mortgage servicer to sub-service the servicing portfolio. Although the Company uses the sub-servicer to provide primary servicing and certain default servicing functions, the Company's default management team, experienced in loss mitigation and real estate recovery, monitors and surveys the performance of the mortgage servicing portfolio. Incurring the cost of both a sub-servicer and an internal default management team reduces net servicing income, but it is an important investment used to minimize delinquencies and minimize repurchase risk.

           In March 2011, the Company opened regional production offices in the Pacific Northwest and Gulf Coast regions giving the Company origination capabilities throughout the entire west coast and gulf coast regions. Included in the originations balances stated above, during the year ended December 31, 2011, these new production offices contributed approximately $452.5 million in originations of primarily agency and government insured residential mortgage loans. To facilitate the growth of the mortgage lending operations the Company increased its warehouse borrowings capacity to $87.5 million at December 31, 2011 from $42.0 million at December 31, 2010.

           In 2011, the mortgage lending operations has been successful in increasing its monthly lending origination volumes to be in excess of $100 million. However, although the mortgage lending revenues increased in 2011, expenses associated with the mortgage lending activities significantly increased also. The increase in expenses was primarily due to start-up and expansion costs with opening new offices, hiring staff, purchasing equipment, investing in technology and the supplemental default management team as discussed above. Specifically, as the Company attempts to build a purchase money centric platform with a significant amount of retail originated loans; the related start-up costs for this type of origination platform will be higher than a wholesale refinance focused mortgage operation. In addition, the Company has made small investments in proprietary technologies that will further support our expansion of retail originated purchase money mortgages along with more competitive recruitment of realtor direct loan officers. The Company believes this is the right strategy in the long term as interest rates on mortgage loans are expected to rise in the future, which will greatly reduce the percentage of refinance transactions to more historical percentages. In order for the mortgage operations to achieve profitability, we will need to (i) increase overall origination volumes, (ii) improve lending revenues by originating a higher percentage of retail loans and products with wider margins and greater loan fees and (iii) reduce lending operating costs through increased operational efficiencies, or some combination of them.

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

           Title and Escrow—During the third quarter 2011, the Company received an offer to sell its interest in the title insurance company. After consideration of the increasing competition and lower margins in the title insurance industry along with a decision to focus the Company's efforts on expanding the mortgage lending platform, the Company's Board of Directors determined it was in the Company's best interest to sell its interest in the title insurance company in September 2011. In September and October 2011, the Company sold its interest in Experience 1, Inc., the parent of the title insurance company, for $3.7 million, recording a total gain of approximately $1.9 million.

           For the three and twelve months ended December 31, 2011 and 2010, mortgage and real estate services fees were as follows:

	For the Three Months Ended December 31,		For the Twelve Months Ended December 31,
	2011	2010	2011	2010
Real estate services and recovery fees	$3,086	$5,282	$16,742	$22,064
Mortgage lending	6,478	351	14,016	763
Title and escrow	-	5,569	13,906	16,786
Loss mitigation fees	1,719	2,225	6,766	11,741
Portfolio service fees	1,144	1,572	5,234	5,814

Total mortgage and real estate services fees	$12,427	$14,999	$56,664	$57,168

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

           At December 31, 2011, our residual interest in securitizations (represented by the difference between total trust assets and total trust liabilities) increased to $26.5 million, compared to $26.4 million at December 31, 2010. The increase in residual fair value in 2011 was primarily due to a reduction in forward LIBOR interest rates partially offset by cash received during the year.

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

           In accordance with GAAP, the Company is required to consolidate all but one of these trusts (as the Company is not the master servicer) on our statement of financial condition and results of operations. For the one trust the Company did not consolidate, the residual interest is reported as investment securities available-for-sale. For the trusts the Company did consolidate, the loans are included in the statement of financial condition as "securitized mortgage collateral", the foreclosed loans are included in the statement of financial condition as "real estate owned" and the various bond tranches owned by investors are included in the statement of financial condition as "securitized mortgage borrowings." Any interest rate derivatives remaining in the trusts are included in our statement of financial condition as "derivative assets" or "derivative liabilities," respectively. To the extent there is excess overcollateralization (as defined in the securitization agreements) in these securitization trusts, the Company receives cash flows from the excess interest collected monthly from the residual interest the Company owns. Because (i) the Company elected the fair value option on the securitized mortgage collateral, securitized mortgage borrowings, (ii) derivative assets/liabilities are carried at fair value as required by GAAP, and (iii) real estate owned is reflected at net realizable value (NRV), which closely approximates fair market value, the net of the trust assets and trust liabilities represents the estimated fair value of the residual interests the Company owns.

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

           The Company uses the valuation model to generate the expected cash flows to be collected from the trust assets and the expected required bondholder distribution (trust liabilities). To the extent that the trusts are overcollateralized, the Company may receive the excess interest as the holder of the residual interest. The information above provides us with the future expected cash flows for the securitized mortgage collateral, real estate owned, securitized mortgage borrowings, derivative assets/liabilities, and the residual interests.

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

           The following table presents changes in the Company's trust assets and trust liabilities for the year ended December 31, 2011:

	TRUST ASSETS						TRUST LIABILITIES
	Level 3 Recurring Fair Value Measurements			NRV			Level 3 Recurring Fair Value Measurements
	Investment securities available-for- sale	Securitized mortgage collateral	Derivative assets	Real estate owned	Total trust assets		Securitized mortgage borrowings	Derivative liabilities	Total trust liabilities	Net trust assets and trust liabilities
Recorded book value at 12/31/2010	645	6,011,675	40	92,708	6,105,068		(6,012,745)	(65,916)	(6,078,661)	26,407
Total Gains/(losses) included in earnings:
Interest income	136	327,555	-	-	327,691		-	-	-	327,691
Interest expense	-	-	-	-	-		(648,371)	-	(648,371)	(648,371)
Change in FV of net trust assets, excluding REO	88	(98,683)	(3)		(98,598	) (1)	133,234	(8,610)	124,624 (1)	26,026
Change in FV of long-term debt	-	-	-	-	-		-	-	-	-
Losses from REO – not at FV but at NRV	-	-	-	(16,587)	(16,587	) (1)	-	-	-	(16,587)

Total gains (losses) included in earnings	224	228,872	(3)	(16,587)	212,506		(515,137)	(8,610)	(523,747)	(311,241)
Transfers in and/or out of level 3
Purchases issuances and settlements	(181)	(791,546)	-	(19,654)	(811,381)		1,072,981	49,740	1,122,721	311,340

Recorded book value at 12/31/2011	$688	$5,449,001	$37	$56,467	$5,506,193		$(5,454,901)	$(24,786)	$(5,479,687)	$26,506

(1)
Represents non-interest income-net trust assets on the Company's consolidated statements of operations for the year ended December 31, 2011.

           The decrease in fair value of securitized mortgage borrowings resulted in gains of $133.2 million, offset by losses of $98.7 million resulting from the decrease in the fair value of securitized mortgage collateral for the year ended December 31, 2011. For the year ended December 31, 2011, the change in the NRV of REO resulted in a loss of $16.6 million. Inclusive of losses from REO, trust assets reflect a net loss of $115.2 million as a result of losses from the decrease in fair value of securitized mortgage collateral of $98.7 million, losses from REO of $16.6 million and net gains from other trust assets of $85 thousand. Net gains on trust liabilities were $124.6 million as a result of $133.2 million in gains from the decrease in fair value of securitized mortgage borrowings partially offset by losses from derivative liabilities of $8.6 million. As a result, non-interest income—net trust assets increased by $9.4 million during the year ended December 31, 2011.

           At December 31, 2011 and 2010, the condensed components of stockholders' equity were comprised of the following significant assets and liabilities:

	Condensed Components of Stockholders' Equity As of December 31,
	2011	2010
Cash	$7,665	$11,619
Restricted cash	5,019	1,586
Residual interests in securitizations	26,506	26,407
Loans held-for-sale	61,718	4,283
Warehouse borrowings	(58,691)	(4,057)
Mortgage servicing rights	4,141	1,439
Line of credit	(4,000)	-
Note payable	(5,182)	(6,874)
Long-term debt ($71,120 par)	(11,561)	(11,728)
Repurchase reserve (1)	(5,816)	(8,169)
Lease liability (2)	(2,131)	(2,226)
Deferred charge	11,974	13,144
Net other assets (liabilities)	1,455	2,273

Stockholders' equity (deficit)	$31,097	$27,697

(1)
$5.2 million and $8.0 million was within discontinued operations at December 31, 2011 and 2010, respectively.
(2)
Guaranteed by IMH.

           At December 31, 2011, cash decreased to $7.7 million from $11.6 million at December 31, 2010. The primary sources of cash between periods were $56.7 million in fees generated from the mortgage and real estate services, $14.2 million from residual interests in securitizations (net of the $4.5 million restricted excess cash in the reserve account) and $8.8 million from the issuance of the note payable. Offsetting the sources of cash were operating expenses totaling $66.1 million, payments on the notes payable of $11.5 million and settlements of repurchase requests associated with loans sold by the discontinued non-conforming mortgage operations of approximately $6.2 million.

           Since our consolidated and unconsolidated securitization trusts are nonrecourse to us, we have netted trust assets and liabilities to present the Company's interest in these trusts more simply, which are considered our residual interests in securitizations. For unconsolidated securitizations our residual interests represent the fair value of investment securities available-for-sale. For consolidated securitizations, our residual interests are represented by the fair value of securitized mortgage collateral and real estate owned, offset by the fair value of securitized mortgage borrowings and net derivative liabilities. We receive cash flows from our residual interests in securitizations to the extent they are available after required distributions to bondholders and maintaining specified overcollateralization levels and other specified parameters (such as maximum delinquency and cumulative default) within the trusts. The estimated fair value of the residual interests, represented by the difference in the fair value of total trust assets and total trust liabilities, was $26.5 million at December 31, 2011, compared to $26.4 million at December 31, 2010.

           At December 31, 2011, the note payable was $5.2 million as compared to $6.9 million at December 31, 2010. During 2011, the Company entered into a new $10.3 million structured debt agreement with the same noteholder as the previous debt agreement and used a portion of the proceeds to pay off the $4.0 million balance owed on the previous debt agreement. The Company received proceeds of $4.8 million, net of the aforementioned payoff, $1.4 million discount, and transaction costs of approximately $50 thousand. As of December 31, 2011, the carrying value of the note was $5.2 million, net of a $513 thousand discount. The note's maturity was October 2012.

           Subsequent to December 31, 2011, the Company entered into a new $7.5 million structured debt agreement using eight of the Company's residual interests (net trust assets) as collateral. The Company used a portion of the proceeds to pay off the $408 thousand balance owed on the previous debt agreement. The Company received proceeds of $7.0 million, net of the aforementioned payoff and transaction costs of approximately $50 thousand. It bears interest at a fixed rate of 25% per annum and is amortized in equal principal payments over 18 months.

           At December 31, 2011, the balance of deferred charge was $12.0 million. For the year ended December 31, 2011, the Company recorded $1.2 million in income tax expense resulting from deferred charge impairment write-downs based on changes in estimated fair value of securitized mortgage collateral. The deferred charge arose as a result of the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH in prior years (when IMH was a REIT.) This balance is recorded as required by GAAP and does not have any realizable cash value.

           In previous years when our discontinued operations sold loans to investors, we were required to make normal and customary representations and warranties about the loans we had previously sold to investors. Our whole loan sale agreements generally required us to repurchase loans if we breached a representation or warranty given to the loan purchaser. In addition, we also could be required to repurchase loans as a result of borrower fraud or if a payment default occurs on a mortgage loan shortly after its sale. The repurchase reserve is an estimate of losses from expected repurchases, and is based, in part, on the recent settlement of claims. During the year ended December 31, 2011, the Company paid approximately $6.2 million to settle previous repurchase claims received by the discontinued operations. The Company's discontinued operations also continued to receive repurchase requests from Fannie Mae resulting in increases in estimated repurchase obligations. At December 31, 2011, the repurchase reserve within discontinued operations was $5.2 million as compared to $8.0 million at December 31, 2010. Additionally, the Company has approximately $603 thousand in repurchase reserves related to the loans sold by the continuing mortgage lending operations.

           In connection with the discontinuation of our non-conforming mortgage, warehouse lending and commercial operations, a significant amount of office space that was previously occupied is no longer being used by the Company. The Company has subleased a significant amount of this office space. At December 31, 2011, the Company had a liability of $2.1 million included within discontinued operations, representing the present value of the minimum lease payments over the remaining life of the lease, offset by the expected proceeds from sublet revenue related to this office space.

Liquidity and Capital Resources

           Our results of operations and liquidity are materially affected by conditions in the markets for mortgages and mortgage-related assets, as well as the broader financial markets and the general economy. Concerns over economic recession, geopolitical issues, unemployment, the availability and cost of financing, the mortgage market and a declining real estate market contributed to increased volatility and diminished expectations for the economy and markets. As a result of these conditions, the financial and mortgage industries suffered severe losses and several major market participants failed or have been impaired, resulting in a significant contraction in market liquidity. This illiquidity negatively affected both the terms and availability of financing for all mortgage-related assets. Due to this unprecedented volatility in the marketplace, it has become difficult to anticipate market conditions and therefore meet our liquidity objectives. If these conditions persist, institutions from which we seek financing for our investments may tighten their lending standards or become insolvent, which could make it more difficult for us to obtain financing on favorable terms or at all. Additionally, our profitability may be adversely affected if we are unable to obtain cost-effective financing.

           We believe that current cash balances, cash flows from our mortgage lending operations, mortgage and real estate services fees generated from our long-term mortgage portfolio, and residual interest cash flows from our long-term mortgage portfolio are adequate for our current operating needs. However, we believe the mortgage and real estate services market is volatile, highly competitive and subject to increased regulation. Competition in mortgage lending comes primarily from mortgage bankers, commercial banks, credit unions and other finance companies which have offices in our market area as well as operations throughout the United States. We compete for loans principally on the basis of the interest rates and loan fees we charge, the types of loans we originate and the quality of services we provide to borrowers. Additionally, competition for loss mitigation servicing, loan modification services and other portfolio services has increased due to the unprecedented difficult mortgage environment and severe credit tightening, coupled with the stagnant economy. This is evidenced by elevated levels of delinquencies and defaults, eroding real estate values and government mandated modification programs which have led to an increase in competitors who have recently entered or have established businesses delivering similar services. Our competitors include mega mortgage servicers, established subprime loan servicers, and newer entrants to the specialty servicing and recovery collections business. Efforts to market our ability to provide mortgage and real estate services for others is more difficult than many of our competitors because we have not historically provided such services to unrelated third parties, and we are not a rated primary or special servicer of residential mortgage loans as designated by a rating agency. Additionally, performance of the long-term mortgage portfolio is subject to the continued deterioration in the real estate market and current economic conditions. Cash flows from our residual interests in securitizations are sensitive to delinquencies, defaults and credit losses associated with the securitized loans. Losses in excess of current estimates will reduce the residual interest cash receipts from our long-term mortgage portfolio.

           In response to the current market conditions, we have entered into lending relationships to improve our liquidity. In April 2011, we entered into a $2.0 million working capital line of credit agreement which was subsequently increased to $4.0 million in November 2011 (See further details below under Working Capital Line of Credit). Additionally, in May 2011, we entered into a $10.3 million structured debt agreement using seven of the Company's residual interests (net trust assets) as collateral (See further details below under Structured Debt Agreement).

           While we continue to pay our obligations as they become due, the ability to continue to meet our current and long-term obligations is dependent upon many factors, particularly the Company's ability to successfully operate its mortgage and real estate business activities and realizing cash flows from the long-term mortgage portfolio. Our future financial performance and success are dependent in large part upon the ability to expand our mortgage lending platform and grow the mortgage and real estate business activities, including providing services to third parties. There can be no assurance of the Company's ability to do so. In addition, the Company continues to evaluate strategies to improve liquidity including seeking debt and equity capital.

           During 2011, our operating businesses were primarily funded as follows:

  •
  cash flows from our mortgage and real estate fee-based business activities;

  •
  cash flows from mortgage lending operations;

  •
  cash flows from our long-term mortgage portfolio (residual interests in securitizations); and

  •
  cash flows from financing facilities and other lending relationships.

           Additionally, in September and October 2011, we sold our interest in Experience 1, Inc., the parent of the title insurance company, for consideration totaling $3.7 million, recording a total gain of approximately $1.9 million. The sale allowed the Company to utilize approximately $3.0 million of working capital previously set aside to support Department of Insurance net worth requirements for the title insurance company.

           During 2011, our operating businesses used available funds as follows:

  •
  origination and funding of mortgages;

  •
  financing activities including interest and principal payments on debt;

  •
  lease obligations, payroll obligations, operating expenses; and

  •
  repurchase loans or settle repurchase claims.

Sources of Liquidity

           Fees from our mortgage and real estate service business activities.    The Company earns fees from various mortgage and real estate business activities, including loss mitigation, real estate disposition, monitoring and surveillance services, real estate brokerage and lending services. The Company provides services to investors, servicers and individual borrowers primarily by focusing on loss mitigation and performance of our long-term mortgage portfolio.

           Cash flows from our mortgage lending operations.    We receive loan fees from loan originations. Fee income consists of application and underwriting fees and fees on cancelled loans. These loan fees are offset by the related direct loan origination costs including broker fees. In addition, we generally recognize net interest income on loans held for sale from the date of origination through the date of disposition. In 2011 and continuing into 2012, the borrowing rates on warehouse facilities exceeded loan note rates whereby the Company is experiencing net interest expense from the loans held for sale due to the recent interest rate environment creating a flat yield curve. We sell substantially all of the loans we originate in the secondary mortgage market, with servicing rights released or retained. Loans are sold on a whole loan basis by entering into sales transactions with third party investors in which we receive a premium for the loan and related servicing rights, if applicable. The mortgage lending operations sold $803.9 million of mortgages through whole loan sales during 2011. Additionally, the mortgage lending operations enters into interest rate lock commitments (IRLCs) and utilizes forward sold Fannie Mae and Ginnie Mae mortgage backed securities (Hedging Instruments) to hedge the fair value changes associated with changes in interest rates relating to its mortgage loan origination operations. We may be subject to pair-off fees associated with these hedging instruments. Since we rely significantly upon loan sales to generate cash proceeds to repay warehouse borrowings and to create credit availability, any disruption in our ability to complete sales may require us to utilize other sources of financing, which, if available at all, may be on less favorable terms. In addition, delays in closing loan sales of our mortgages increase our risk by exposing us to credit and interest rate risk for this extended period of time.

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

  •
  unpaid interest shortfall;

  •
  basis risk shortfall; and

  •
  bond write-downs reinstated.

           Certain residuals have been pledged as collateral for the Note Payable. Residual cash flows are used to make principal and interest payments (See further details below under Structured Debt Agreement.)

           Additionally, the Company acts as the master servicer for mortgages included in our CMO and REMIC securitizations. The master servicing fees we earn are generally 0.03% per annum (3 basis points) on the declining principal balances of these mortgages plus interest income on cash held in custodial accounts until remitted to investors, less any interest shortfall. However, due to the decline in interest rates, the interest income earned on cash held in custodial accounts has declined significantly.

           Cash flows from financing facilities and other lending relationships.    We primarily fund our mortgage originations through warehouse facilities with third party lenders. We primarily use facilities with regional banks. During 2011 the warehouse facilities borrowing limits amounted to $87.5 million, of which $58.7 million was outstanding at December 31, 2011. The warehouse facilities are secured by and used to fund single-family residential mortgage loans. The warehouse facilities have certain covenant tests which we are required to satisfy. At December 31, 2011, we were in compliance with all warehouse covenants. In order to mitigate the liquidity risk associated with warehouse borrowings, we attempt to sell our mortgage loans within 10-15 days from acquisition or origination. In addition to the warehouse facilities, we have also entered into a Line of Credit and a Note Payable as discussed above. The outstanding balance of the Line of Credit and Note Payable was $4.0 million and $5.2 million, respectively at December 31, 2011. At December 31, 2011 we were not in compliance with a capital expenditure limitation covenant on the working capital line of credit, however the Company received a waiver.

           Our ability to meet liquidity requirements and the financing needs of our customers is subject to the renewal of our warehouse facilities or obtaining other sources of financing, if required, including additional debt or equity from time to time. Any decision our lenders or investors make to provide available financing to us in the future will depend upon a number of factors, including:

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

Uses of Liquidity

           Acquisition and origination of mortgage loans.    During 2011, the mortgage lending operations originated or acquired $883.2 million of mortgages. Capital invested in mortgages is outstanding until we sell the loans, which is one of the reasons we attempt to sell within 10-15 days of acquisition or origination. Initial capital invested in mortgage loans includes premiums paid when mortgages are acquired and originated and our capital investment, or "haircut," required upon financing, which is generally determined by the type of collateral provided and the warehouse facility terms. The mortgage lending operations acquired and originated $883.2 million of residential mortgages, which were financed with warehouse borrowings at a haircut generally between 2% to 10% of the outstanding principal balance of the mortgage loans.

Financing Activities

           Structured Debt Agreement (Note Payable).    In May 2011, we entered into a $10.3 million structured debt agreement ("Note Payable") using seven of the Company's residual interests (net trust assets) as collateral with the same note holder as the previous debt agreement. The proceeds were used to pay-off the $4.0 million outstanding balance of the outstanding Note Payable previously entered in November 2010. The Note Payable bears interest at a fixed rate of 10% per annum and is amortized in equal principal payments over 18 months with all distributions from the underlying residual interests being used to make the monthly payments. To the extent that cumulative cash flows received from the collateralized residual interests are not sufficient to pay the required monthly principal and interest, the Company would be required to pay the difference to avoid the transfer of the residual interests and the rights to the associated future cash flows to the note holder. Any excess cash flows from the residual interests are included in a reserve account, which is available to cover future shortfalls. During the year ended December 31, 2011, the Company received $4.5 million in excess cash flows from the residual interests collateralizing the Note Payable. The $4.5 million in excess cash flows is included in restricted cash on the consolidated balance sheets. If the amount of restricted cash becomes sufficient to satisfy the remaining obligation the Note Payable can be paid off and the residuals listed as security are released. The carrying value of the Note Payable at December 31, 2011 was $5.2 million, net of a $513 thousand discount and was current as to principal and interest payments.

           Subsequent to December 31, 2011, the Company entered into a new $7.5 million structured debt agreement using eight of the Company's residual interests (net trust assets) as collateral. The Company used a portion of the proceeds to pay off the $408 thousand balance owed on the previous debt agreement. The Company received proceeds of $7.0 million, net of the aforementioned payoff and transaction costs of approximately $50 thousand. It bears interest at a fixed rate of 25% per annum and is amortized in equal principal payments over 18 months.

           Working Capital Line of Credit (Line of Credit).    In April 2011, we entered into a $2.0 million working capital line of credit agreement ("Line of Credit") with a national bank at an interest rate of LIBOR plus 3.5%. We make monthly interest payments based on the unpaid balance of the Line of Credit. In November 2011, the Line of Credit was increased to $4.0 million. The agreement expires in April 2012 and under the terms of the agreement the Company and its subsidiaries are required to maintain various financial and other covenants. There was $4.0 million outstanding on the Line of Credit as of December 31, 2011, and the Company was not in compliance with the capital expenditure limitation covenant, however the Company received a waiver. The Company expects to renew the Line of Credit upon maturity.

           Long-term Debt (Trust Preferred Securities and Junior Subordinated Notes).    Trust Preferred Securities had an outstanding principal balance of $8.5 million at December 31, 2011 with a stated maturity of March 2034. The Trust Preferred Securities requires quarterly distributions initially at a fixed rate of 2.00% per annum through December 2013 with increases of 1.00% per year through 2017. Starting in 2018, the interest rates become variable at 3-month LIBOR plus 3.75% per annum. Junior Subordinated Notes had an outstanding principal balance of $62.0 million at December 31, 2011 with a stated maturity of July 30, 2035. The Junior Subordinated Notes are redeemable at par at any time after July 30, 2010 and requires quarterly distributions at a variable rate of three-month LIBOR plus 3.75% per annum. At December 31, 2011, the interest rate was 4.18%. The Company is current on all interest payments.

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

           The repurchase reserve associated with the mortgage lending operations within continuing operations totaled approximately $603 thousand at December 31, 2011, compared to $78 thousand at December 31, 2010. In determining the adequacy of the reserve for mortgage repurchases, management considers such factors as specific requests for repurchase, known problem loans, underlying collateral values, recent sales activity of similar loans, historical experience, current market conditions and other appropriate information. During 2011, the Company recorded a provision for repurchase losses of $525 thousand and is included in mortgage and real estate service fees in the consolidated statements of operations.

           In addition, the repurchase reserve associated with the discontinued operations totaled approximately $5.2 million at December 31, 2011, compared to $8.0 million at December 31, 2010. In determining the adequacy of the reserve for mortgage repurchases, management considers such factors as specific requests for repurchase, known problem loans, underlying collateral values, recent sales activity of similar loans, historical experience, recent settlement experience, current settlement negotiations, current market conditions and other appropriate information. During 2011, the Company recorded a provision for repurchase losses of $3.4 million included in the loss from discontinued operations, net of tax. During the year ended December 31, 2011, the Company paid approximately $6.2 million to settle previous repurchase claims.

           Operating activities.    Net cash provided by operating activities was $173.6 million for 2011 as compared to $271.6 million for 2010. During 2011, the primary sources of cash in operating activities were cash received from fees generated by our mortgage and real estate service business activities, cash received from mortgage lending and excess cash flows from our residual interests in securitizations. During 2010, the primary sources of cash in operating activities were cash received from fees generated by our mortgage and real estate service business activities and cash received from excess cash flows from our residual interests in securitizations.

           Investing activities.    Net cash provided by investing activities was $838.5 million for 2011 as compared to $943.7 million for 2010. For 2011 and 2010, the primary source of cash from investing activities was provided by principal repayments on our securitized mortgage collateral and proceeds from the liquidation of REO.

           Financing activities.    Net cash used in financing activities was $1.0 billion for 2011 as compared to $1.2 billion for 2010. For 2011 and 2010, net cash used in financing activities was primarily for principal repayments on securitized mortgage borrowings and principal repayments of notes payable, partially offset by net borrowings under warehouse agreements and issuance of the Note Payable.

           Inflation.    The consolidated financial statements and corresponding notes to the consolidated financial statements have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased costs of our operations during 2011 and 2010. Unlike industrial companies, nearly all of our assets and liabilities are monetary in nature. As a result, interest rates have a greater effect on our performance than do the effects of general levels of inflation. Inflation affects our operations primarily through its effect on interest rates, since interest rates normally increase during periods of high inflation and decrease during periods of low inflation.

Off Balance Sheet Arrangements

           When we sell or broker loans through whole-loan sales, we are required to make normal and customary representations and warranties to the loan originators or purchasers, including guarantees against early payment defaults typically 90 days, and fraudulent misrepresentations by the borrowers. Our agreements generally require us to repurchase loans if we breach a representation or warranty given to the loan purchaser. In addition, we may be required to repurchase loans as a result of borrower fraud or if a payment default occurs on a mortgage loan shortly after its sale. Because the loans are no longer on our balance sheet, the representations and warranties are considered a guarantee. During 2011, we sold $803.9 million and brokered $23.9 million of loans subject to representations and warranties compared to $17.4 million and $20.1 million in 2010. We maintained a $5.8 million reserve related to these and other guarantees as of December 31, 2011 compared to a reserve of $8.2 million as December 31, 2010. During 2011 we paid $6.2 million to settle repurchase demands on loans previously sold to third parties as compared to $5.7 million to settle or repurchase loans during 2010.

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
  mortgage banking;

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

           As a result of the lack of observable market data resulting from inactive markets, the Company has classified its investment securities available-for-sale, securitized mortgage collateral and borrowings, net derivative liabilities, long-term debt, mortgage servicing rights, and call and put options as Level 3 fair value measurements. Level 3 assets and liabilities were 99% and 100%, respectively, of total assets and total liabilities measured at estimated fair value at December 31, 2011 and 2010. For a detailed discussion of the determination of fair value for individual financial instruments, see Note 2.—Fair Value of Financial Instruments in the notes to the consolidated financial statements.

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

           Effective January 1, 2010, former QSPEs are evaluated for consolidation based on the provisions of FASB ASC 810-10-25, which eliminates the concept of a QSPE and changes the approach to determining a securitization trust's primary beneficiary. Refer to Note 1.—Financial Statement Presentation in the notes to the consolidated financial statements for a discussion of the impact the new rules had on the Company's consolidated balance sheets.

Net Realizable Value of REO

           The Company considers the NRV of its REO properties in evaluating REO losses. When real estate is acquired in settlement of loans, or other real estate owned, the mortgage is written-down to a percentage of the property's appraised value, broker's price opinion or list price less estimated selling costs and including mortgage insurance proceeds expected to be received. Subsequent changes in the NRV of the REO is reflected as a write-down of REO and results in additional losses.

Mortgage Banking

           During 2009, the Company established a residential mortgage lending operation after discontinuing its former residential and commercial lending operations in 2007 (see Note 22.—Discontinued Operations). Mortgage loans held-for-sale (LHFS) originated under the new lending operation are accounted for using the fair value option, with changes in fair value recorded in noninterest income. In accordance with FASB ASC 825, Financial Instruments, loan origination fees and expenses are recognized in earnings as incurred and not deferred. LHFS remaining from the Company's discontinued residential and commercial lending operations are recorded at the lower of cost or market and are included in assets of discontinued operations in the accompanying consolidated balance sheets.

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

           Investors may request the Company to repurchase loans or to indemnify them against losses on certain loans which the investors believe either do not comply with applicable representations or warranties or defaulted shortly after its purchase. Upon completion of its own investigation regarding the investor claims, the Company repurchases or provides indemnification on certain loans, as appropriate. The Company maintains a liability for expected losses on dispositions of loans expected to be repurchased or on which indemnification is expected to be provided and regularly evaluates the adequacy of this repurchase liability based on trends in repurchase and indemnification requests, actual loss experience, settlement negotiations, and other relevant factors including economic conditions.

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

Income Taxes

           The Company is subject to federal income taxes as a regular (Subchapter C) corporation and files a consolidated U.S. federal income tax return.

           We have significant NOL carryforwards from prior years. We do not expect to be able to generate sufficient taxable income in future years to utilize these losses and have recognized a full valuation allowance against these NOL carryforwards in our consolidated balance sheets.

 Financial Condition and Results of Operations

Financial Condition

As of December 31, 2011 compared to December 31, 2010

	December 31,
			Increase (Decrease)	% Change
	2011	2010
Securitized mortgage collateral	$5,449,001	$6,011,675	$(562,674)	(9)%
Other trust assets	57,192	93,393	(36,201)	(39)

Total trust assets	5,506,193	6,105,068	(598,875)	(10)
Mortgage loans held-for-sale	61,718	4,283	57,435	1,341
Assets of discontinued operations	264	373	(109)	(29)
Other assets	43,865	44,215	(350)	(1)

Total assets	$5,612,040	$6,153,939	$(541,899)	(9)%

Securitized mortgage borrowings	$5,454,901	$6,012,745	$(557,844)	(9)%
Other trust liabilities	24,786	65,916	(41,130)	(62)

Total trust liabilities	5,479,687	6,078,661	(598,974)	(10)
Warehouse borrowings	58,691	4,057	54,634	1,347
Liabilities of discontinued operations	9,932	13,053	(3,121)	(24)
Other liabilities	32,633	30,471	2,162	7

Total liabilities	5,580,943	6,126,242	(545,299)	(9)
Total IMH stockholders' equity	29,968	26,396	3,572	14
Noncontrolling interest	1,129	1,301	(172)	(13)

Total equity	31,097	27,697	3,400	12

Total liabilities and stockholders' equity	$5,612,040	$6,153,939	$(541,899)	(9)%

           Total assets and total liabilities were $5.6 billion at December 31, 2011 as compared to $6.2 billion and $6.1 billion, respectively, at December 31, 2010. The changes in total assets and liabilities are primarily attributable to decreases in the Company's trust assets and trust liabilities as summarized below.

  •
  Securitized mortgage collateral declined $562.7 million during the year ended December 31, 2011, primarily due to reductions in principal from borrower payments, transfers of loans to REO and an increase in net loss assumptions for single-family collateral. Additionally the $36.2 million reduction in other trust assets during the year ended December 31, 2011 was primarily due to REO liquidations of $117.8 million and additional impairment write-downs of $16.5 million. Partially offsetting the decrease from liquidations were increases in REO from foreclosures of $98.1 million.

  •
  Securitized mortgage borrowings declined $557.8 million during the year ended December 31, 2011, primarily due to reductions in principal balances from principal payments during the period and an increase in net loss assumptions for single-family collateral. The $41.1 million dollar reduction in other trust liabilities during the year ended December 31, 2011 was primarily due to $49.7 million in derivative cash payments from the securitization trusts, partially offset by an $8.6 million increase in derivative fair value resulting from changes in forward LIBOR interest rates.

           Book value per common share was $(2.71) as of December 31, 2011, as compared to $(3.16) as of December 31, 2010 (inclusive of the remaining $52.3 million of liquidation preference on the Company's preferred stock).

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

           The following tables present the estimated fair value of our residual interests, including investment securities available for sale, by securitization vintage year and other related assumptions used to derive these values at December 31, 2011:

	Estimated Fair Value of Residual Interests by Vintage Year
Origination Year	SF	MF	Total
2002-2003 (1)	$13,845	$4,963	$18,808
2004	3,415	3,505	6,920
2005 (2)	-	778	778
2006 (2)	-	-	-
2007 (2)	-	-	-

Total	$17,260	$9,246	$26,506

Weighted avg. prepayment rate	3%	6%	3%
Weighted avg. discount rate	30%	21%	27%

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

	Estimated Future Losses (1)		Investor Yield Requirement (2)
	SF	MF	SF	MF
2002-2003	7%	0%	8%	10%
2004	14%	3%	9%	8%
2005	30%	7%	9%	8%
2006	46%	15%	13%	13%
2007	31%	8%	14%	6%

(1)
Estimated future losses derived by dividing future projected losses by unpaid principal balances at December 31, 2011.
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

           The mortgage lending operations are affected by the following market and operational risks:

  •
  interest rate risk; and

  •
  liquidity risk.

           Interest Rate Risk—Mortgage Lending.    The Company is exposed to interest rate risks relating to its ongoing mortgage lending operations. The Company uses derivative instruments to manage some of its interest rate risk. However, the Company does not attempt to hedge interest rate risk completely. The Company enters into interest rate lock commitments and commitments to sell mortgages to help mitigate some of the exposure to the effect of changing interest rates on mortgage lending cash flows.

           Interest rate lock commitments expose the Company to interest rate risk. The mortgage lending operations currently utilizes forward sold Fannie Mae and Ginnie Mae mortgage backed securities to hedge the fair value changes associated with changes in interest rates relating to its mortgage loan origination operations.

           Liquidity risk.    The Company is exposed to liquidity risks relating to its ongoing mortgage lending operations. We primarily fund our mortgage lending originations through warehouse facilities with third party lenders. We primarily use facilities with regional banks. The warehouse facilities are secured by and used to fund single-family residential mortgage loans. In order to mitigate the liquidity risk associated with warehouse borrowings, we attempt to sell our mortgage loans within 10-15 days from acquisition or origination.

           Cash flows from the Company's long-term mortgage portfolio are affected by the following market and operational risks:

  •
  interest rate risk;

  •
  credit risk; and

  •
  prepayment risk.

           Interest Rate Risk—Securitized Trusts, Long-term Debt.    The Company's earnings from the long-term mortgage portfolio depend largely on our interest rate spread, represented by the relationship between the yield on our interest-earning assets (primarily investment securities available-for-sale and securitized mortgage collateral) and the cost of our interest-bearing liabilities (primarily securitized mortgage borrowings and long-term debt). Our interest rate spread is impacted by several factors, including general economic factors, forward interest rates and the credit quality of mortgage loans in the long-term mortgage portfolio.

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

           At December 31, 2011, derivative liabilities, net were $24.7 million and reflect the securitization trust's liability to pay third-party counterparties based on the estimated value to settle the derivative instruments. Cash payments on these derivative instruments are based on notional amounts that are decreasing over time. Excluding the effects of other factors such as portfolio delinquency and loss severities within the securitization trusts, as the notional amount of these derivative instruments decrease over time, payments to counterparties in the current interest rate environment are reduced, thereby potentially increasing cash flows on our residual interests in securitizations. Conversely, increases in interest rates from current levels could potentially reduce overall cash flows on our residual interests in securitizations. Since our consolidated and unconsolidated securitization trusts are nonrecourse to the Company, our economic risk is limited to our residual interests in these securitization trusts.

           The Company is also subject to interest rate risk on its long-term debt (consisting of trust preferred securities and junior subordinated notes). These interest bearing liabilities include adjustable rate periods based on three-month LIBOR (trust preferred securities and junior subordinated notes). The Company does not currently hedge its exposure to the effect of changing interest rates related to these interest-bearing liabilities. Significant fluctuations in interest rates could have a material adverse effect on the Company's business, financial condition, results of operations or liquidity.

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

           We use the Mortgage Bankers Association (MBA) method to define delinquency as a contractually required payment being 30 or more days past due. We measure delinquencies from the date of the last payment due date in which a payment was received. Delinquencies for loans 60 days late or greater, foreclosures and delinquent bankruptcies were $2.1 billion or 21.6% of the long-term mortgage portfolio as of December 31, 2011.

           The following table summarizes the unpaid principal balances of loans in our mortgage portfolio, included in securitized mortgage collateral, mortgage loans held-for-investment and mortgage loans held-for-sale for continuing and discontinued operations combined, that were 60 or more days delinquent (utilizing the MBA method) as of the periods indicated:

	December 31, 2011	Total Collateral %	December 31, 2010	Total Collateral %
Mortgage loans held-for-sale and investment
60 - 89 days delinquent	$-	*	$-	*
90 or more days delinquent	529	*	1,121	*
Foreclosures (1)	1,127	*	1,020	*

Total 60+ days delinquent mortgage loans held-for-sale and investment (2)	1,656	*	2,141	*

Securitized mortgage collateral
60 - 89 days delinquent	$209,963	2.1%	$260,106	2.3%
90 or more days delinquent	711,716	7.2%	734,459	6.5%
Foreclosures (1)	829,817	8.4%	1,062,362	9.4%
Delinquent bankruptcies (3)	380,133	3.8%	337,976	3.0%

Total 60+ days delinquent long-term mortgage portfolio	2,131,629	21.5%	2,394,903	21.3%

Total 60 or more days delinquent	$2,133,285	21.6%	$2,397,044	21.3%

Total collateral	9,893,205	100%	11,256,312	100%

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

           The following table summarizes securitized mortgage collateral, loans held-for-investment, loans held-for-sale and real estate owned, that were non-performing for continuing and discontinued operations combined as of the dates indicated (excludes 60-89 days delinquent):

	December 31, 2011	Total Collateral %	December 31, 2010	Total Collateral %
90 or more days delinquent, foreclosures and delinquent bankruptcies	$1,923,322	19.4%	$2,136,938	19.0%
Real estate owned	56,467	0.6%	92,780	0.8%

Total non-performing assets	$1,979,789	20.0%	$2,229,718	19.8%

           Non-performing assets consist of non-performing loans (mortgages that are 90 or more days delinquent, including loans in foreclosure and delinquent bankruptcies) plus REO. It is our policy to place a mortgage on non-accrual status when it becomes 90 days delinquent and to reverse from revenue any accrued interest, except for interest income on securitized mortgage collateral when the scheduled payment is received from the servicer. The servicers are required to advance principal and interest on loans within the securitization trusts to the extent the advances are considered recoverable. We, as master servicer, may be required to advance funds, or in most cases cause our loan servicers to advance funds, to cover principal and interest payments not received from borrowers depending on the status of their mortgages. As of December 31, 2011, non-performing assets (unpaid principal balance of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) as a percentage of the total collateral was 20.0%. At December 31, 2010, non-performing assets to total collateral was 19.8%. As of December 31, 2011, the estimated fair value of non-performing assets (representing the fair value of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) was $528.0 million or 9.4% of total assets. At December 31, 2010, the estimated fair value of non-performing assets was $657.5 million or 10.7% of total assets.

           REO, which consists of residential real estate acquired in satisfaction of loans, is carried at the lower of cost or net realizable value less estimated selling costs. Adjustments to the loan carrying value required at the time of foreclosure are included in the change in the fair value of net trust assets. Changes in the Company's estimates of net realizable value subsequent to the time of foreclosure and through the time of ultimate disposition are recorded as gains or losses from real estate owned in the consolidated statements of operations. REO, for continuing and discontinued operations, at December 31, 2011 decreased $36.3 million or 39% from December 31, 2010, as a result of liquidations and a decrease in foreclosures associated with foreclosure delays.

           We realized losses on the sale of real estate owned in the amount $80 thousand for the year ended December 31, 2011, compared to gains of $1.1 million for 2010. Additionally, for 2011, the Company recorded write-downs of the net realizable value of the REO in the amount of $16.7 million compared to write-downs of $7.9 million for 2010. These write-downs of the net realizable value reflect declines in value of the REO subsequent to foreclosure date.

           The following table presents the balances of the REO for continuing operations:

	December 31,
	2011	2010
REO	$75,418	$122,279
Impairment (1)	(18,951)	(29,499)

Ending balance	$56,467	$92,780

REO inside trusts	$56,467	$92,708
REO outside trusts (2)	-	72

Total	$56,467	$92,780

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

Results of Operations

Condensed Statements of Operations Data

	For the year ended December 31,
	2011	2010	Increase (Decrease)	% Change
Interest income	$737,449	$985,150	$(247,701)	(25)%
Interest expense	733,872	979,440	(245,568)	(25)

Net interest income	3,577	5,710	(2,133)	(37)
Total non-interest income	69,493	63,464	6,029	9
Total non-interest expense	(66,147)	(61,370)	(4,777)	(8)
Income tax expense	(1,194)	(205)	(989)	(482)

Net earnings from continuing operations	5,729	7,599	(1,870)	(25)
(Loss) earnings from discontinued operations, net	(3,078)	2,238	(5,316)	(238)

Net earnings	2,651	9,837	(7,186)	(73)
Net loss attributable to noncontrolling interest (1)	573	457	116	25

Net earnings attributable to IMH	$3,224	$10,294	$(7,070)	(69)

Earnings per share available to common stockholders – basic	$0.41	$1.33	$(0.93)	(70)%

Earnings per share available to common stockholders – diluted	$0.39	$1.24	$(0.86)	(70)%

(1)
Net loss attributable to noncontrolling interest represents the portion of the losses of Experience 1, Inc. and AmeriHome Mortgage Corporation (both subsidiaries of IRES) that the Company does not wholly own. In September and October 2011, the Company sold its interest in Experience 1, Inc.

Net Interest Income

           We earn net interest income primarily from mortgage assets which include securitized mortgage collateral, loans held-for-sale and investment securities available-for-sale, or collectively, "mortgage assets," and, to a lesser extent, interest income earned on cash and cash equivalents. Interest expense is primarily interest paid on borrowings secured by mortgage assets, which include securitized mortgage borrowings and to a lesser extent, interest expense paid on long-term debt and notes payable, warehouse borrowings and line of credit. Interest income and interest expense during the period primarily represents the effective yield, based on the fair value of the trust assets and liabilities.

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

	For the year ended December 31,
	2011			2010
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
ASSETS
Securitized mortgage collateral	5,719,598	735,702	12.86%	6,090,074	985,037	16.17%
Loans held-for-sale	35,389	1,594	4.50%	1,938	47	2.43%
Other	4,548	153	3.36%	10,191	66	0.65%

Total interest-earning assets	$5,759,535	$737,449	12.80%	$6,102,203	$985,150	16.14%

LIABILITIES
Securitized mortgage borrowings	$5,724,419	$726,219	12.69%	$6,079,342	$974,058	16.02%
Long-term debt	11,760	3,753	31.91%	10,882	4,480	41.17%
Note payable	6,527	2,296	35.18%	15,353	856	5.58%
Warehouse borrowings	32,583	1,604	4.92%	1,834	46	2.51%

Total interest-bearing liabilities	$5,775,289	$733,872	12.71%	$6,107,411	$979,440	16.04%

Net Interest Spread (1)		$3,577	0.09%		$5,710	0.10%
Net Interest Margin (2)			0.06%			0.09%

(1)
Net interest spread is calculated by subtracting the weighted average yield on interest-bearing liabilities from the weighted average yield on interest-earning assets.
(2)
Net interest margin is calculated by dividing net interest spread by total average interest-earning assets.

For the year ended December 31, 2011 compared to the year ended December 31, 2010

           Net interest income spread decreased $2.1 million for the year ended December 31, 2011 primarily attributable to an increase in interest expense on notes payable and a decrease in net interest spread on the long-term portfolio due to increases in pricing and the corresponding reduction in investor yield requirements between periods on securitized mortgage collateral and securitized mortgage borrowings, partially offset by a decrease in interest expense on long-term debt due to a reduction in interest rates related to a decline in LIBOR for the year ended December 31, 2011. As a result, net interest margin decreased from 0.09% for the year ended December 31, 2010 to 0.06% for the year ended December 31, 2011.

           During the year ended December 31, 2011, the yield on interest-earning assets decreased to 12.80% from 16.14% in the comparable 2010 period. The yield on interest-bearing liabilities decreased to 12.71% for the year ended December 31, 2011 from 16.04% for the comparable 2010 period. In connection with the fair value accounting for investment securities available-for-sale and securitized mortgage collateral and borrowings, interest income and interest expense is recognized using effective yields based on estimated fair values for these instruments. The decrease in yield for securitized mortgage collateral and securitized mortgage borrowings is primarily related to increased prices on mortgage-backed bonds which resulted in a decrease in yield. Bond prices received from pricing services and other market participants have increased during the year as investor's demand for mortgage-backed securities has increased. This has resulted in an increase in fair value for both securitized mortgage collateral and securitized mortgage borrowings. These increases in fair value have decreased the effective yields used for purposes of recognizing interest income and interest expense on these instruments.

Non-Interest Income

For the year ended December 31, 2011 compared to the year ended December 31, 2010

	For the year ended December 31,
	2011	2010	Increase (Decrease)	% Change
Change in fair value of net trust assets, excluding REO	$26,026	$11,110	$14,916	134%
Losses from REO	(16,587)	(6,798)	(9,789)	(144)

Non-interest income – net trust assets	9,439	4,312	5,127	119
Mortgage and real estate services fees	56,664	57,168	(504)	(1)
Change in fair value of long-term debt	2,318	689	1,629	236
Gain on sale of Experience 1, Inc.	1,940	-	1,940	N/A
Other	(868)	1,295	(2,163)	(167)

Total non-interest income	$69,493	$63,464	$6,029	9%

           Non-interest income—net trust assets.    Since our consolidated and unconsolidated securitization trusts are nonrecourse to the Company, our economic risk is limited to our residual interests in these securitization trusts. To understand the economics on our residual interests in securitizations better, it is necessary to consider the net effect of changes in fair value of net trust assets and losses from REO. All estimated future losses are included in the estimate of the fair value of securitized mortgage collateral and REO. Losses on REO are reported separately in the consolidated statement of operations as REO is a nonfinancial asset which is the only component of trust assets and liabilities that is not recorded at fair value. Therefore, REO value at the time of sale or losses from further write-downs are recorded separately in the Company's consolidated statement of operations. The net effect of changes in value related to our investment in all trust assets and liabilities is shown as non-interest income—net trust assets, which includes losses from REO. Non-interest income related to our net trust assets (residual interests in securitizations) was $9.4 million for the year ended December 31, 2011, compared to $4.3 million in the comparable 2010 period. The individual components of the non-interest income from net trust assets are discussed below:

           Change in fair value of net trust assets, excluding REO.    For the year ended December 31, 2011, the Company recognized a $26.0 million gain from the change in fair value of net trust assets, excluding

REO. The net gain recognized during the period was comprised of gains resulting from the decrease in fair value of securitized mortgage borrowings of $133.2 million. Offsetting these gains were losses resulting from decreases in the fair value of securitized mortgage collateral and an increase in fair value of investment securities available-for-sale and net derivative liabilities of $98.7 million, $88 thousand and $8.6 million, respectively.

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

           Losses from REO.    Losses from REO were $16.6 million for the year ended December 31, 2011. This loss was comprised of $16.5 million in additional impairment write-downs during the period and $122 thousand loss on sale of REO. During the year ended December 31, 2011, additional impairment write-downs were attributable to higher expected loss severities on properties held during the period which resulted in a decrease to NRV.

           Losses from REO were $6.8 million for the year ended December 31, 2010. This loss was comprised of $7.9 million in additional impairment write-downs during the period partially offset by $1.1 million in gain on sale of REO. During the year ended December 31, 2010, additional impairment write-downs were attributable to higher expected loss severities on properties held during the period which resulted in a decrease to NRV. The gain is attributable to mortgage insurance recovery collected in the period as a result of our increased loss mitigation efforts of our portfolio.

           Mortgage and real estate services fees.    Revenues generated from these businesses are primarily from the Company's long-term mortgage portfolio. For the year ended December 31, 2011, mortgage and real estate services fees were $56.7 million compared to $57.2 million in fees in the comparable 2010 period. The mortgage and real estate services fees of $56.7 million for the year ended December 31, 2011, was primarily comprised of $16.7 million in real estate services and recovery fees, $14.0 million in mortgage lending, $13.9 million in title and escrow fees, $6.8 million in loss mitigation fees and $5.2 million in portfolio service fees. The $504 thousand decrease in mortgage and real estate services fees was comprised of decreases in real estate services and recovery fees, loss mitigation fees, title and escrow fees and portfolio service fees of approximately $5.3 million, $5.0 million, $2.9 million and $580 thousand, respectively. Offsetting these decreases was an increase in mortgage lending of approximately $13.3 million. Additionally, the sale of our interest in Experience 1, Inc., the parent of the title insurance company, during the third quarter of 2011 may result in future reductions in title and escrow fees.

           Change in the fair value of long-term debt.    Change in the fair value of long-term debt was a gain of $2.3 million for the year ended December 31, 2011, compared to a gain of $689 thousand for the comparable 2010 period as a result of the reduction in the estimated fair value of long-term debt. The reduction in the estimated fair value of long-term debt was the result of a reduction in forward LIBOR interest rates. Long-term debt (consisting of trust preferred securities and junior subordinated notes) is measured based upon an analysis prepared by the Company, which considers the Company's own credit risk, including consideration of settlements with trust preferred debt holders and discounted cash flow analyses.

           Gain on sale of Experience 1, Inc.    During the year ended December 31, 2011, the $1.9 million gain is the result of the sale of the title insurance company. In September 2011, the Company sold 7,000 of its 8,000 shares of common stock of its majority-owned subsidiary Experience 1, Inc., for

$3.36 million, recording a gain of $1.78 million and subsequently sold the remaining 1,000 shares in October 2011 for $360 thousand recording a gain of $160 thousand in the fourth quarter of 2011.

Non-Interest Expense

For the year ended December 31, 2011 compared to the year ended December 31, 2010

	For the year ended December 31,
	2011	2010	Increase (Decrease)	% Change
Personnel expense	$46,362	$42,272	$4,090	10%
General, administrative and other	9,583	10,406	(823)	(8)
Occupancy expense	4,643	4,155	488	12
Legal and professional expense	2,894	2,291	603	26
Data processing expense	2,665	2,246	419	19

Total non-interest expense	$66,147	$61,370	$4,777	8%

           Total non-interest expense was $66.1 million for the year ended December 31, 2011, compared to $61.4 million for the comparable period of 2010. The increase in non-interest expense was primarily attributable to a $4.1 million increase in personnel expense over the previous period as a result of an increase in personnel and related costs associated with the expansion of the Company's mortgage lending platform as well as the personnel and related costs associated with the title and escrow business which was sold during September and October of 2011.

Income Taxes

           In accordance with FASB ASC 810-10-45-8, the Company records a deferred charge representing the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH in prior years. The deferred charge is included in other assets in the consolidated balance sheets and is amortized as a component of income tax expense in the consolidated statements of operations over the estimated life of the mortgages retained in the securitized mortgage collateral. The Company recorded a tax provision of $1.2 million and $205 thousand for the years ended December 31, 2011 and 2010, respectively. For the year ended December 31, 2011, the net provision includes both the amount of the deferred charge amortized and/or impaired resulting from credit losses, which does not result in any tax liability to be paid and state income tax expense. In the previous year, the provision is primarily state income tax expense for the year ended December 31, 2010.

Results of Operations by Business Segment

Mortgage and Real Estate Services

For the year ended December 31, 2011 compared to the year ended December 31, 2010

Condensed Statements of Operations Data

	For the year ended December 31,
	2011	2010	Increase (Decrease)	% Change
Net interest income	$(5)	$19	$(24)	(126)%
Mortgage and real estate services fees	56,664	57,168	(504)	(1)
Gain on sale of Experience 1, Inc.	1,940	-	1,940	N/A
Other non-interest income	(521)	127	(648)	(510)

Total non-interest income	58,083	57,295	788	1
Personnel expense	(40,834)	(35,258)	(5,576)	(16)
Non-interest expense and income taxes	(9,431)	(8,650)	(781)	(9)

Net earnings	$7,813	$13,406	$(5,593)	(42)%

           For the year ended December 31, 2011, mortgage and real estate services fees were $56.7 million compared to $57.2 million in fees in the comparable 2010 period. The mortgage and real estate services fees of $56.7 million for the year ended December 31, 2011, was primarily comprised of $16.7 million in real estate services and recovery fees, $14.0 million in mortgage lending, $13.9 million in title and escrow fees, $6.8 million in loss mitigation fees and $5.2 million in portfolio service fees. The $504 thousand decrease in mortgage and real estate services fees was comprised of decreases in real estate services and recovery fees, loss mitigation fees, title and escrow fees and portfolio service fees of approximately $5.3 million, $5.0 million, $2.9 million and $580 thousand, respectively. Offsetting these decreases was an increase in mortgage lending of approximately $13.3 million. Additionally, the sale of our interest in Experience 1, Inc., the parent of the title insurance company, during the third quarter of 2011 may result in future reductions in title and escrow fees.

           The $13.3 million increase in mortgage lending during the year ended December 31, 2011 was primarily the result of an increase in net gain on sale of loans slightly offset by an increase in provision for repurchases as compared to the same period in 2010. For the year ended December 31, 2011, net gain on sale of loans was $14.2 million as compared to $763 thousand for the same period in 2010, offset by an increase in provision for repurchases to $525 thousand for the year ended December 31, 2011 as compared to $78 thousand for the same period in 2010. For the year ended December 31, 2011, the increase in net gain on sale of loans and provision for repurchase was the result of $803.9 million in loan sales during the period as compared to $17.4 million in loans sold for the comparable 2010 period.

           For the year ended December 31, 2011, personnel expense increased $5.6 million to $40.8 million as a result of an increase in personnel and related costs associated with the expansion of the Company's mortgage lending platform as well as the personnel and related costs associated with the title and escrow business which was sold during September and October of 2011.

           For the year ended December 31, 2011, non-interest expense and income taxes increased $781 thousand to $9.4 million. The increase is primarily related to startup costs the Company invested in its mortgage lending operation infrastructure as well as an increase in occupancy, data processing and legal and professional fees associated with the continued expansion of the Company's mortgage lending platform.

           Refer to Note 16. "Segment Reporting" in the notes to consolidated financial statements for financial results of the continuing operating segments and see Note 1. "Summary of Market Conditions and Liquidity, Business and Financial Statement Presentation including Significant Accounting Policies" for additional information regarding the operating structure.

Long-Term Portfolio

For the year ended December 31, 2011 compared to the year ended December 31, 2010

	For the year ended December 31,
	2011	2010	Increase (Decrease)	% Change
Net interest income	$3,582	$5,691	$(2,109)	(37)%
Change in fair value of net trust assets, excluding REO	26,026	11,110	14,916	134
Losses from real estate owned	(16,587)	(6,798)	(9,789)	(144)

Non-interest income – net trust assets	9,439	4,312	5,127	119
Change in fair value of long-term debt	2,318	689	1,629	236
Other non-interest income	(347)	1,168	(1,515)	130

Total non-interest income	11,410	6,169	5,241	85
Personnel expense	(5,528)	(7,015)	1,487	21
Non-interest expense and income taxes	(11,548)	(10,652)	(896)	(8)

Net loss	$(2,084)	$(5,807)	$3,723	64%

           Net interest income spread decreased $2.1 million for the year ended December 31, 2011 to $3.6 million from $5.7 million for the comparable 2010 period. The decrease in net interest income was primarily attributable to overall increases in pricing and the corresponding reduction in investor yield requirements between periods on securitized mortgage collateral and securitized mortgage borrowings coupled with a decrease in outstanding principal balance and an increase in interest expense on notes payable, partially offset by a decrease in interest expense on long-term debt for the year ended December 31, 2011.

           For the year ended December 31, 2011, the Company recognized a $26.0 million gain from the change in fair value of net trust assets, excluding REO. The net gain recognized during the period was comprised of gains resulting from the decrease in fair value of securitized mortgage borrowings of $133.2 million. Offsetting these gains were losses resulting from decreases in the fair value of securitized mortgage collateral and an increase in fair value of investment securities available-for-sale and net derivative liabilities of $98.7 million, $88 thousand and $8.6 million, respectively. Losses from REO were $16.6 million for the year ended December 31, 2011. This loss was comprised of $16.5 million in additional impairment write-downs during the period and $122 thousand loss on sale of REO. During the year ended December 31, 2011, additional impairment write-downs were attributable to higher expected loss severities on properties held during the period as compared to previously reserved.

           As the long term mortgage portfolio has declined due to principal payments, payoffs and defaults, the amount of personnel and personnel related expenses associated with the long-term portfolio segment has declined as well.

           Non-interest expense and income taxes increased $896 thousand during the year ended December 31, 2011 primarily related to $1.2 million in income tax expense resulting from deferred charge impairment write-downs based on changes in estimated fair value of securitized mortgage collateral.

Discontinued Operations

For the year ended December 31, 2011 compared to the year ended December 31, 2010

Condensed Statements of Operations Data

	For the year ended December 31,
	2011	2010	Increase (Decrease)	% Change
Net interest income	$-	$61	$(61)	(100)%
Provision for repurchases	(3,387)	(2,685)	(702)	(26)
Other non-interest income	1,604	3,389	(1,785)	(53)

Total non-interest income	(1,783)	704	(2,487)	353
Personnel expense	-	939	(939)	(100)
Non-interest expense and income taxes	(1,295)	534	(1,829)	(343)

Net (loss) earnings	$(3,078)	$2,238	$(5,316)	(238)%

           Provision for repurchases increased $702 thousand as compared to the year ended December 31, 2010 as a result of increases in estimated repurchase obligations during the year.

           The $1.8 million decrease in other non-interest income is primarily the result of gains of $2.3 million in 2010 on sales of REO properties not in trusts and recovery of REO write-downs during the year ended December 31, 2010 as compared to $421 thousand in 2011. Additionally during the year ended December 31, 2011, the Company received a $775 thousand settlement on loans previously purchased by our discontinued mortgage operations.

           In 2010, non-interest expense and income taxes was a positive net balance due to a gain in the second quarter of 2010 related to lease impairment adjustments as a result of changes in our expected minimum future lease payments. In 2011, non-interest expense and income taxes was a net expense balance primarily due to occupancy, legal and professional fees.

           Refer to Note 22. "Discontinued Operations" in the notes to consolidated financial statements for financial results of the discontinued operating segments and see Note 1. "Summary of Market Conditions and Liquidity, Business and Financial Statement Presentation including Significant Accounting Policies" for additional information regarding the operating structure.

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

           The Company's management, with the participation of its chief executive officer (CEO) and its chief financial officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. Based on that evaluation, the Company's chief executive officer and chief financial officer concluded that, as of that date, the Company's disclosure controls and procedures were effective at a reasonable assurance level.

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

           As of December 31, 2011, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2011.

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

           Squar, Milner, Peterson, Miranda & Williamson, LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company's internal control over financial reporting, a copy of which is included herein.

Changes in Internal Control Over Financial Reporting

           During the quarter ended December 31, 2011, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Impac Mortgage Holdings, Inc.

           We have audited Impac Mortgage Holdings, Inc.'s (the Company) internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Impac Mortgage Holdings, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

           In our opinion, Impac Mortgage Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011 based on the COSO criteria.

           We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Impac Mortgage Holdings, Inc. and subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended, and our report dated March 21, 2012 expressed an unqualified opinion thereon.

/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

Newport Beach, California
March 21, 2012

ITEM 9B. OTHER INFORMATION

           None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

           The information required by this Item 10 is hereby incorporated by reference to Impac Mortgage Holdings, Inc.'s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of Impac Mortgage Holdings, Inc.'s fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

           The information required by this Item 11 is hereby incorporated by reference to Impac Mortgage Holdings, Inc.'s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of Impac Mortgage Holdings, Inc.'s fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

           The information required by this Item 12 including Equity Compensation Plan Information is hereby incorporated by reference to Impac Mortgage Holdings, Inc.'s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of Impac Mortgage Holdings, Inc.'s fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

           The information required by this Item 13 is hereby incorporated by reference to Impac Mortgage Holdings, Inc.'s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of Impac Mortgage Holdings, Inc.'s fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

           The information required by this Item 14 is hereby incorporated by reference to Impac Mortgage Holdings, Inc.'s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of Impac Mortgage Holdings, Inc.'s fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits

           The exhibits listed on the accompanying Exhibit Index are incorporated by reference into this Item 15 of this Annual Report on Form 10-K.

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on the 21st day of March 2012.

IMPAC MORTGAGE HOLDINGS, INC.
by	/s/ JOSEPH R. TOMKINSON Joseph R. Tomkinson Chairman of the Board and Chief Executive Officer

           Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH R. TOMKINSON Joseph R. Tomkinson	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 21, 2012
/s/ WILLIAM S. ASHMORE William S. Ashmore	President and Director	March 21, 2012
/s/ TODD R. TAYLOR Todd R. Taylor	Chief Financial Officer (Principal Financial and Accounting Officer)	March 21, 2012
/s/ JAMES WALSH James Walsh	Director	March 21, 2012
/s/ FRANK P. FILIPPS Frank P. Filipps	Director	March 21, 2012
/s/ STEPHAN R. PEERS Stephan R. Peers	Director	March 21, 2012
/s/ LEIGH J. ABRAMS Leigh J. Abrams	Director	March 21, 2012

Exhibit Index

Exhibit Number	Description
3.1	Charter of the Registrant (incorporated by reference to the corresponding exhibit number to the Registrant's Registration Statement on Form S-11, as amended (File No. 33-96670), filed with the Securities and Exchange Commission on November 8, 1995).
3.1(a)	Certificate of Correction of the Registrant (incorporated by reference to exhibit 3.1(a) of the Registrant's 10-K for the year-ended December 31, 1998).
3.1(b)	Articles of Amendment of the Registrant (incorporated by reference to exhibit 3.1(b) of the Registrant's 10-K for the year-ended December 31, 1998).
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
4.2(a)
First Supplemental Indenture dated as of July 14, 2009 between Wilmington Trust Company and Impac Mortgage Holdings, Inc. to Indenture dated October 18, 2005 (incorporated by reference to Exhibit 4.1 of the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2009).
4.3
Junior Subordinated Indenture dated May 8, 2009 between Impac Mortgage Holdings, Inc. and The Bank of New York Mellon Trust Company, National Association, as trustee, related to Junior Subordinated Note due 2034 in the principal amount of $30,244,000 (incorporated by reference to exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2009).

Exhibit Number	Description
4.4	Junior Subordinated Indenture dated May 8, 2009 between Impac Mortgage Holdings, Inc. and The Bank of New York Mellon Trust Company, National Association, as trustee, related to Junior Subordinated Note due 2034 in the principal amount of $31,756,000 (incorporated by reference to exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2009).
4.5
Indenture dated November 26, 2010 between LVII 2010-R1 and Deutsche National Trust Company, as trustee (incorporated by reference to Exhibit 4.7 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010).
4.5(a)
Supplemental Indenture No. 1 dated May 17, 2011 between LVII 2010-R1 and Deuschte Bank National Trust Company (incorporated by reference to Exhibit 10.5 of the Registrant's Quarterly Report on Form 10-Q for the year period June 30, 2011).
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

Exhibit Number	Description
10.5(d)*	Form of Restricted Stock Agreement for 2001 Stock Option, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 2, 2005).
10.6*	Non-Employee Director Deferred Stock Unit Award Program (incorporated by reference to Exhibit 10.6 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010).
10.6(a)*
Form of Notice of Grant Under Non-Employee Director Deferred Stock Unit Award Program (incorporated by reference to Exhibit 10.6a of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010).
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
10.10
Amended and Restated Trust Agreement dated November 26, 2010 among IMH Assets Corp., Christiana Bank & Trust Company, as owner trustee, and Deutsche Bank National Trust Company, as registrar and paying agent (incorporated by reference to Exhibit 10.10 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010).
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
10.14
Master Repurchase Agreement dated as of December 3, 2010 between New Century Bank, Excel Mortgage Servicing and AmeriHome Mortgage Corporation. (incorporated by reference to Exhibit 10.15 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010).
10.14(a)
Guaranty and Suretyship Agreement dated as of December 3, 2010 made by the Registrant. (incorporated by reference to Exhibit 10.15(a) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010).
10.14(b)
Guaranty and Suretyship Agreement dated as of December 3, 2010 made by Integrated Real Estate Service Corp. (incorporated by reference to Exhibit 10.15(b) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010).
10.14(c)
Amendment dated April 4, 2011 to Master Repurchase Agreement with New Century Bank (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the year period June 30, 2011).
10.14(d)
Amendment dated June 30, 2011 to Master Repurchase Agreement with New Century Bank (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the year period June 30, 2011).
10.15
Master Repurchase Agreement between Excel Mortgage Servicing, Inc. and Alliance Bank of Arizona dated March 30, 2011(incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the year period March 31, 2011).
10.16
Amendment dated September 22, 2011 to Master Repurchase Agreement with Alliance Bank (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the year period September 30, 2011).
10.17
Line of Credit Agreement dated April 1, 2011 among Excel Mortgage Servicing, Inc. and Wells Fargo (incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q for the year period June 30, 2011).
10.17(a)	First Modification to Promissory Note and First Modification Credit Agreement, each dated November 7, 2011, between Excel Mortgage Servicing, Inc. and Wells Fargo Bank.
10.18
Master Repurchase Agreement dated as of August 31, 2011 between MetLife Bank, Excel Mortgage Servicing and AmeriHome Mortgage Corporation (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the year period September 30, 2011).
21.1	Subsidiaries of the Registrant.
23.1	Consent of Squar, Milner, Peterson, Miranda & Williamson, LLP

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**
The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Stockholders' Equity, (4) the Condensed Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

CONSOLIDATED FINANCIAL STATEMENTS

INDEX

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Impac Mortgage Holdings, Inc.

           We have audited the accompanying consolidated balance sheets of Impac Mortgage Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

           In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Impac Mortgage Holdings, Inc. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

           We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 21, 2012 expressed an unqualified opinion thereon.

/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

Newport Beach, California
March 21, 2012

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	At December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$7,653	$11,507
Restricted cash	5,019	1,495
Trust assets
Investment securities available-for-sale	688	645
Securitized mortgage collateral	5,449,001	6,011,675
Derivative assets	37	40
Real estate owned	56,467	92,708

Total trust assets	5,506,193	6,105,068
Mortgage loans held-for-sale	61,718	4,283
Assets of discontinued operations	264	373
Other assets	31,193	31,213

Total assets	$5,612,040	$6,153,939

LIABILITIES
Trust liabilities
Securitized mortgage borrowings	$5,454,901	$6,012,745
Derivative liabilities	24,786	65,916

Total trust liabilities	5,479,687	6,078,661
Warehouse borrowings	58,691	4,057
Long-term debt	11,561	11,728
Notes payable	5,182	6,874
Liabilities of discontinued operations	9,932	13,053
Other liabilities	15,890	11,869

Total liabilities	5,580,943	6,126,242
Commitments and contingencies
STOCKHOLDERS' EQUITY
Series A junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none issued or outstanding	-	-
Series B 9.375% redeemable preferred stock, $0.01 par value; liquidation value $16,904; 2,000,000 shares authorized, 665,592 noncumulative shares issued and outstanding as of December 31, 2011 and December 31, 2010, respectively	7	7
Series C 9.125% redeemable preferred stock, $0.01 par value; liquidation value $35,389; 5,500,000 shares authorized; 1,405,086 noncumulative shares issued and outstanding as of December 31, 2011 and December 31, 2010, respectively	14	14
Common stock, $0.01 par value; 200,000,000 shares authorized; 7,814,946 and 7,787,546 shares issued and outstanding as of December 31, 2011 and December 31, 2010, respectively	78	78
Additional paid-in capital	1,076,723	1,076,375
Net accumulated deficit:	-
Cumulative dividends declared	(822,520)	(822,520)
Retained deficit	(224,334)	(227,558)

Net accumulated deficit	(1,046,854)	(1,050,078)

Total Impac Mortgage Holdings, Inc. stockholders' equity	29,968	26,396

Noncontrolling interests	1,129	1,301

Total equity	31,097	27,697

Total liabilities and stockholders' equity	$5,612,040	$6,153,939

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the year ended December 31,
	2011	2010
INTEREST INCOME	$737,449	$985,150
INTEREST EXPENSE	733,872	979,440

Net interest income	3,577	5,710
NON-INTEREST INCOME:
Change in fair value of net trust assets, excluding REO	26,026	11,110
Losses from REO	(16,587)	(6,798)

Non-interest income – net trust assets	9,439	4,312
Mortgage and real estate services fees	56,664	57,168
Change in fair value of long-term debt	2,318	689
Gain on sale of Experience 1, Inc.	1,940	-
Other	(868)	1,295

Total non-interest income	69,493	63,464
NON-INTEREST EXPENSE:
Personnel expense	46,362	42,272
General, administrative and other	9,583	10,406
Occupancy expense	4,643	4,155
Legal and professional expense	2,894	2,291
Data processing expense	2,665	2,246

Total non-interest expense	66,147	61,370

Earnings from continuing operations before income taxes	6,923	7,804
Income tax expense from continuing operations	1,194	205

Earnings from continuing operations	5,729	7,599
(Loss) earnings from discontinued operations, net of tax	(3,078)	2,238

Net earnings	2,651	9,837
Net loss attributable to noncontrolling interests	573	457

Net earnings attributable to IMH	$3,224	$10,294

Earnings (loss) per common share – basic:
Earnings from continuing operations attributable to IMH	$0.81	$1.04
(Loss) earnings from discontinued operations	(0.40)	0.29

Net earnings per share available to common stockholders	$0.41	$1.33

Earnings (loss) per common share – diluted:
Earnings from continuing operations attributable to IMH	$0.76	$0.97
(Loss) earnings from discontinued operations	(0.37)	0.27

Net earnings per share available to common stockholders	$0.39	$1.24

See accompanying notes to consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except share amounts)

	Preferred Shares Outstanding	Preferred Stock	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Cumulative Dividends Declared	Retained Deficit	Total IMH Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance, December 31, 2009	2,070,678	$21	7,698,146	$77	$1,075,707	$(822,520)	$(237,852)	$15,433	$60	$15,493
Proceeds and tax benefit from exercise of stock options	-	-	59,400	1	30	-	-	31	-	31
Common stock issued pursuant to marketing service agreement	-	-	30,000	-	129	-	-	129	-	129
Stock based compensation	-	-	-	-	509	-	-	509	-	509
Contribution from noncontrolling interest	-	-	-	-	-	-	-	-	561	561
Noncontrolling interest from acquisition	-	-	-	-	-	-	-	-	1,137	1,137
Net earnings (loss)	-	-	-	-	-	-	10,294	10,294	(457)	9,837

Balance, December 31, 2010	2,070,678	21	7,787,546	78	1,076,375	(822,520)	(227,558)	26,396	1,301	27,697
Proceeds and tax benefit from exercise of stock options	-	-	27,400	-	14	-	-	14	-	14
Stock based compensation	-	-	-	-	334	-	-	334	-	334
Contribution from noncontrolling interest	-	-	-	-	-	-	-	-	401	401
Net earnings (loss)	-	-	-	-	-	-	3,224	3,224	(573)	2,651

Balance, December 31, 2011	2,070,678	$21	7,814,946	$78	$1,076,723	$(822,520)	$(224,334)	$29,968	$1,129	$31,097

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$2,651	$9,837
Losses from REO	16,587	6,798
Extinguishment of debt	338	(1,299)
Change in fair value of mortgage servicing rights	128	(118)
Gain on sale of loans	(11,452)	(646)
Change in fair value of mortgage loans held-for-sale	(2,702)	(58)
Provision for repurchases	525	78
Origination of mortgage loans held-for-sale	(860,228)	(20,739)
Sale and principal reduction on mortgage loans held-for-sale	814,117	17,979
Change in fair value of net trust assets, excluding REO	(77,010)	(120,282)
Change in fair value of long-term debt	(2,318)	(689)
Accretion of interest income and expense	322,831	396,714
Change in REO impairment reserve	(27,055)	(12,462)
Stock-based compensation	334	509
Impairment of deferred charge	1,170	-
Gain on sale of Experience 1, Inc.	(1,940)	-
Net change in restricted cash	(3,524)	(242)
Amortization of discount on note payable	1,299	-
Net cash (used in) provided by operating activities of discontinued operations	(3,113)	(4,425)
Net change in other assets and liabilities	2,939	662

Net cash provided by operating activities	173,577	271,617

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in securitized mortgage collateral	693,427	729,477
Net change in mortgages held-for-investment	(54)	198
Sale of Experience 1, Inc.	512	-
Maturity (purchase) of short-term investments	-	5,000
Purchase of premises and equipment	(483)	(1,773)
Net principal change on investment securities available-for-sale	181	185
Acquisition of AmeriHome, net of cash	-	(365)
Proceeds from the sale of real estate owned	144,899	208,585
Net cash provided by investing activities of discontinued operations	-	2,374

Net cash provided by investing activities	838,482	943,681

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of warehouse borrowings	(793,409)	(13,709)
Borrowings under warehouse agreement	848,043	16,787
Repayment of line of credit	(3,850)	-
Borrowings under line of credit	7,850	-
Repayment of securitized mortgage borrowings	(1,071,736)	(1,209,516)
Issuance of note payable	8,815	7,360
Principal payments on notes payable	(11,455)	(31,040)
Contributions from noncontrolling interest	-	560
Principal payments on capital lease	(286)	-
Proceeds from exercise of stock options	14	30

Net cash used in financing activities	(1,016,014)	(1,229,528)

Net change in cash and cash equivalents	(3,955)	(14,230)
Cash and cash equivalents at beginning of year	11,620	25,850

Cash and cash equivalents at end of year – continuing operations	7,653	11,507
Cash and cash equivalents at end of year – discontinued operations	12	113

Cash and cash equivalents at end of year	$7,665	$11,620

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)

(in thousands)

	For the year ended December 31,
	2011	2010
SUPPLEMENTARY INFORMATION (Continuing and Discontinued Operations):
Interest paid	$86,680	$99,857
Taxes paid	33	149
NON-CASH TRANSACTIONS (Continuing and Discontinued Operations):
Common stock issued pursuant to marketing service agreement	$-	$129
Transfer of securitized mortgage collateral to real estate owned	98,118	149,959
Acquisition of equipment purchased through capital leases	635	-
Notes received upon disposition of Experience 1, Inc.	560	-
Net effect of consolidation of net trust assets from adoption of accounting principle	-	119,631
Net effect of consolidation of net trust liabilities from adoption of accounting principle	-	(119,631)
INVESTING ACTIVITIES FROM ACQUISITIONS:
Fair value of assets acquired	$-	$4,200
Fair value of liabilities assumed	-	(1,963)
Noncontrolling interest	-	(1,137)

Cash paid for acquisition	-	1,100

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Note 1.—Summary of Market Conditions and Liquidity, Business and Financial Statement Presentation including Significant Accounting Policies

Business Summary

           Impac Mortgage Holdings, Inc. (the Company or IMH) is a Maryland corporation incorporated in August 1995 and has the following subsidiaries: Integrated Real Estate Service Corporation (IRES), IMH Assets Corp. (IMH Assets) and Impac Funding Corporation (IFC).

           The Company's continuing operations include the mortgage and real estate fee-based business activities conducted by IRES and the long-term mortgage portfolio (residual interests in securitizations reflected as net trust assets and liabilities in the consolidated balance sheets.) The discontinued operations include the former non-conforming mortgage and retail operations conducted by IFC and subsidiaries.

           The information set forth in these notes is presented on a continuing operations basis, unless otherwise stated.

Market Conditions and Liquidity

           Weak employment growth and lethargic consumer spending throughout much of 2011 have led to concerns about the prospects for the U.S. economy's growth. However, conditions began to show signs of improvement during the fourth quarter as employment growth began to increase, in part due to seasonal hiring and an increase in consumer spending. These factors, along with other positive data from the manufacturing sector in the fourth quarter suggest that the economic recovery is gaining momentum once again after nearly stalling out earlier in the year. However, because the economic recovery continues at a slow rate, Federal Reserve policymakers currently anticipate that economic conditions are likely to warrant exceptionally low levels for the federal funds interest rate at least through late 2014. The financial markets became somewhat volatile once again in the second half of 2011, with stock market averages moving up and down sharply across the globe due to elevated concerns over risk within the markets. This was evidenced by the European sovereign debt crisis triggered by Greece and other countries as well as increased concerns regarding government spending, including the federal budget deficit and the fear of a return to economic recession continued to influence the financial markets including interest rates and spreads.

           During 2011, the Company continued to see home prices decline in many markets as housing prices remain under pressure due to elevated foreclosure. Although the pace of new foreclosures has fallen from its peak, in part due to industry-wide compliance issues, further declines in home prices may be necessary before substantial progress in reducing the inventory of homes occurs. Serious threats to economic growth remain however, including continued pressure and uncertainty in the housing market and elevated unemployment levels. While the economy continued to add jobs in 2011, the pace of new job creation continues to be slower than needed to meaningfully reduce unemployment. As a result, there continues to be uncertainty as to how pronounced the economic recovery will be and whether it can be sustained.

           Due to the significant slow-down in foreclosure processing, and in some instances, cessation of all foreclosure processing by numerous loan servicers, there has been a reduction in the number of properties being marketed following foreclosure. As servicers begin to increase foreclosure activities

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

and market properties in larger numbers, it is likely to create a significant over-supply of housing inventory. This could lead to a significant increase in overall loss severity on real estate owned (REO) properties in future periods. In addition, certain courts and state legislatures are implementing new rules or statutes relating to foreclosures which may require additional verification of information prior to the foreclosure proceeding. The combination of these factors has led to a significant backlog of foreclosures in the marketplace which will take time to resolve. If these trends continue, there could be additional delays in the processing of foreclosures, which could have an adverse effect upon housing prices which is likely to result in higher loss severities while foreclosures are delayed.

           While the Company continues to pay its obligations as they become due, the ability to continue to meet current and long-term obligations is dependent upon many factors, particularly the Company's ability to successfully operate its mortgage and real estate business activities, including its mortgage lending business and realizing cash flows from the long-term mortgage portfolio. The Company's future financial performance and success are dependent in large part upon the ability to expand its mortgage lending platform and expand its business volumes and revenues, including providing services to third parties. In response to the current market conditions, the Company entered into lending relationships to improve its liquidity. In April 2011, the Company entered into a $2.0 million working capital line of credit agreement which was subsequently increased to $4.0 million in November 2011. Refer to Note 12.—Line of Credit Agreement, for additional information regarding the working capital line of credit. Additionally, in May 2011, the Company entered into a $10.3 million structured debt agreement using seven of the Company's residual interests (net trust assets) as collateral. Refer to Note 11.—Note Payable and Note 23.—Subsequent Events, for additional information regarding the structured debt agreement.

           The Company believes that current cash balances, cash flows from its mortgage lending operations, mortgage and real estate services fees generated from the long-term mortgage portfolio, and residual interest cash flows from the long-term mortgage portfolio are adequate for current operating needs. However, the Company believes the mortgage and real estate services market is volatile, highly competitive and subject to increased regulation. Competition in mortgage lending comes primarily from mortgage bankers, commercial banks, credit unions and other finance companies which have offices in the Company's market area as well as operations throughout the United States. The Company competes for loans principally on the basis of the interest rates and loan fees charged, the types of loans originated and the quality of services provided to borrowers. Additionally, competition for loss mitigation servicing, loan modification services and other portfolio services has increased due to the unprecedented difficult mortgage environment and severe credit tightening, coupled with the stagnant economy. This is evidenced by elevated levels of delinquencies and defaults, eroding real estate values and government mandated modification programs which have led to an increase in competitors who have recently entered or have established businesses delivering similar services. The Company's competitors include mega mortgage servicers, established subprime loan servicers, and newer entrants to the specialty servicing and recovery collections business. Efforts to market the Company's ability to provide mortgage and real estate services for others is more difficult than many of its competitors because the Company has not historically provided such services to unrelated third parties, and the Company is not a rated primary or special servicer of residential mortgage loans as designated by a rating agency. Additionally, performance of the long-term mortgage portfolio is subject to the continued deterioration in the real estate market and current economic conditions. Cash flows from the residual interests in securitizations are sensitive to delinquencies, defaults and credit losses associated with the securitized loans. Losses in excess of current estimates will reduce the residual interest cash receipts from the long-term mortgage portfolio.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Financial Statement Presentation

Basis of Presentation

           The financial condition, results of operations and cash flows have been presented in the accompanying consolidated financial statements for each of the years in the two-year period ended December 31, 2011 and include the financial results of IMH, IRES and IMH Assets within continuing operations and IWLG and IFC within discontinued operations. In addition, IRES consolidates one subsidiary, which, as of December 31, 2011, is 51% owned (see Note 21.—Business Combinations).

           All significant inter-company balances and transactions have been eliminated in consolidation. In addition, certain amounts in the prior periods' consolidated financial statements have been reclassified to conform to the current year presentation.

Principles of Consolidation

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

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Noncontrolling Interests in Consolidated Subsidiaries

           The Company follows the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 810-10-65-1, Noncontrolling Interests in Consolidated Financial Statements which requires a noncontrolling interest in a subsidiary to be reported as equity in the consolidated financial statements with sufficient disclosure provided to identify and distinguish between the interests of the parent and the interest of the noncontrolling owners. During 2011 and 2010, the Company reported the portion of Experience 1, Inc. (parent of title insurance company) and AmeriHome Mortgage Corporation (AmeriHome) (both subsidiaries of IRES) that it does not own as noncontrolling interests. During 2011 and 2010, both Experience 1, Inc. and AmeriHome incurred net losses. For Experience 1, Inc. and AmeriHome, the noncontrolling interest funded their portion of the net loss, which has been reflected as Contribution from noncontrolling interest in the accompanying consolidated statement of changes in stockholders' equity. At December 31, 2011, the noncontrolling interest in the consolidated balance sheet only represents AmeriHome due to the sale of Experience 1, Inc. during the third and fourth quarters of 2011.

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

Significant Accounting Policies

Fair Value Option

           The fair value option provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments not previously carried at fair value. The Company has elected the fair value option on investment securities available-for-sale, securitized mortgage collateral, mortgage servicing rights, (included in other assets in the accompanying consolidated balance sheets), mortgage loans held-for-sale within continuing operations, securitized mortgage borrowings and long-term debt. Elections were made to mitigate income statement volatility caused by differences in the measurement basis of elected instruments (for example, securitized mortgage collateral was previously accounted for at cost adjusted for net deferred origination costs and allowance for loan losses for credit losses inherent in the portfolio, where securitized mortgage borrowings was previously accounted for at amortized cost net of deferred financing costs).

Cash and Cash Equivalents and Restricted Cash

           Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less at the date of acquisition. The carrying amount of cash and cash equivalents approximates fair value.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           Cash balances that have restrictions as to the Company's ability to withdraw funds are considered restricted cash. At December 31, 2011 and 2010, restricted cash totaled $5.0 million and $1.5 million, respectively.

           The increase in restricted cash during 2011 was the result of the terms of the Company's structured debt agreement. In accordance with the terms of the agreement, any excess cash flows are included in a reserve account, which is included in restricted cash in the accompanying consolidated balance sheets (see Note 11.—Note Payable).

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

Securitized Mortgage Collateral

           The Company's long-term investment portfolio primarily includes adjustable rate and, to a lesser extent, fixed rate non-conforming mortgages and commercial mortgages that were acquired and originated by our mortgage and commercial operations prior to 2008.

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

	(prior to adoption) December 31, 2009	Variable Interest Entities		(after adoption) January 1, 2010
		Consolidated	Deconsolidated
Investment securities available-for-sale	$813	$(298)	$-	$515
Securitized mortgage collateral	5,666,122	249,523	(132,615)	5,783,030
REO	142,364	4,499	(1,478)	145,385
Securitized mortgage borrowings	(5,649,865)	(244,683)	134,065	(5,760,483)
Derivative liabilities, net	(126,457)	(9,041)	28	(135,470)

Net trust assets	$32,977	-	-	$32,977

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

Derivative Instruments

           In accordance with FASB ASC 815-10 Derivatives and Hedging—Overview, the Company records all derivative instruments at fair value. The Company has accounted for all its derivatives as non-designated hedge instruments or free-standing derivatives.

Interest Rate Swaps, Caps and Floors

           The Company's interest rate risk management objective was to limit the exposure to the variability in future cash flows attributable to the variability of one-month LIBOR, which is the underlying index of adjustable rate securitized mortgage borrowings. The Company's interest rate risk management policies were formulated with the intent to offset the potential adverse effects of changing interest rates on securitized mortgage borrowings.

           To mitigate exposure to the effect of changing interest rates on cash flows on securitized mortgage borrowings and reverse repurchase borrowings, the Company purchased derivative

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

instruments primarily in the form of interest rate swap agreements (swaps) and, to a lesser extent, interest rate cap agreements (caps) and interest rate floor agreements (floors). The Company has $24.7 million in net derivative liabilities outstanding as of December 31, 2011 all of which are in the securitized trusts and included in trust assets and trust liabilities in the consolidated balance sheets.

           The fair value of the Company's swaps, caps, floors and other derivative instruments is generally based on market prices provided by dealers and market- makers, or estimates of future cash flows from these financial instruments.

Lending

           The mortgage lending operations enters into interest rate lock commitments (IRLCs) and utilizes forward sold Fannie Mae and Ginnie Mae mortgage backed securities (Hedging Instruments) to hedge the fair value changes associated with changes in interest rates relating to its mortgage loan origination operations. The fair value of IRLCs and Hedging Instruments are represented as derivative assets and liabilities, lending in Note 2.—Fair Value of Financial Instruments.

Options

           The Company has issued call and put options in connection with the acquisition of AmeriHome (See Note 21). Options are derivative instruments and recorded at fair value with changes in fair value reported in earnings.

Mortgage Loans Held-for-Sale

           During 2009, the Company established a residential mortgage lending operation after discontinuing its former residential and commercial lending operations in 2007 (see Note 22.—Discontinued Operations). Mortgage loans held-for-sale (LHFS) originated under the new lending operation are accounted for using the fair value option, with changes in fair value recorded in noninterest income. In accordance with FASB ASC 825, Financial Instruments, loan origination fees and expenses are recognized in earnings as incurred and not deferred. LHFS remaining from the Company's discontinued residential and commercial lending operations are recorded at the lower of cost or market and are included in assets of discontinued operations in the accompanying consolidated balance sheets.

           Revenue derived from the Company's mortgage lending activities includes loan fees collected at the time of origination and gain or loss from the sale of LHFS. Loan fees consist of fee income earned on all loan originations, including loans closed and held for sale and consists of amounts earned related to application and underwriting fees, fees on cancelled loans, and are recognized as earned. The related direct loan origination costs are recognized when incurred. Gain or loss from the sale of LHFS includes both realized and unrealized gains and losses and are included in mortgage and real estate services fees in the accompanying consolidated statements of operations. The valuation of LHFS approximates a whole-loan price, which includes the value of the related mortgage servicing rights.

           The Company principally sells its LHFS to investors and to government-sponsored entities. The Company evaluates its loan sales for sales treatment. To the extent the transfer of loans qualifies as a sale, the Company derecognizes the loans and records the gain or loss on the sale date. In the event the Company determines that the transfer of loans does not qualify as a sale, the transfer would be treated

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

as a secured borrowing. Interest received from loans is recorded as income when collected. LHFS are placed on nonaccrual status when any portion of the principal or interest is 90 days past due or earlier if factors indicate that the ultimate collectability of the principal or interest is not probable. Interest received from loans on nonaccrual status is recorded as income when collected. Loans return to accrual status when the principal and interest become current and it is probable that the amounts are fully collectible.

Mortgage Servicing Rights

           The Company accounts for mortgage loan sales in accordance with ASC 860, Transfers and Servicing. Upon sale, the receivables are removed from the balance sheet, mortgage servicing rights (MSRs) are recorded as an asset for servicing rights retained, and a gain on sale, if applicable, is recognized for the difference between the carrying value of the receivables and the sales proceeds, net of origination costs and market subservicing fees. Additionally, the Company acquired MSRs as part of its acquisition of AmeriHome in October 2010 as more fully discussed in Note 20.—Business Combinations. The Company elected to measure MSRs at fair value as prescribed by FASB ASC 860-50-35, and as such, servicing assets or liabilities are valued using discounted cash flow modeling techniques using assumptions regarding future net servicing cash flow, including prepayment rates, discount rates, servicing cost and other factors. Mortgage servicing rights are included within other assets in the consolidated balance sheets. Changes in estimated fair value are reported in the accompanying statement of operations within non-interest income.

Long-term Debt

           Long-term debt (consisting of trust preferred securities and junior subordinated notes) is reported at fair value. These securities are measured based upon an analysis prepared by management, which considers the Company's own credit risk, including settlements with trust preferred debt holders and discounted cash flow analysis. Unrealized gains and losses are recognized in earnings as changes in fair value of long-term debt.

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

Title and Escrow Fees

           In September and October 2011, the Company sold its interest in Experience 1, Inc. Prior to September 2011, Experience 1, Inc. provided title insurance, escrow and settlement services to residential mortgage lenders, real estate agents, asset managers and other companies in the residential market sector of the real estate industry. Title fees were recognized as income in the period the deed was recorded. The Company provided for estimated future losses on policies issued and recorded in the accompanying consolidated statement of operations. Escrow fees and other trustee fees were recognized as income when an escrow or other trust was closed.

Stock-Based Compensation

           The Company maintains a stock-based incentive compensation plan, the terms of which are governed by the 2010 Omnibus Incentive Plan (the 2010 Incentive Plan). The 2010 Incentive Plan provides for the grant of stock appreciation rights, restricted stock units, performance shares and other stock- and cash-based incentive awards. Employees, directors, consultants or other person providing services to the Company or its affiliates are eligible to receive awards pursuant to the 2010 Incentive Plan. In connection with the adoption of the 2010 Incentive Plan, the Company's 2001 Stock Plan, which was scheduled to expire in March 2011, was frozen. Further, all outstanding awards under the 2001 Stock Plan, as well as the Company's previous 1995 Stock Option, Deferred Stock and Restricted Stock Plan (together with the 2001 Stock Plan, the "Prior Plans"), were assumed by the 2010 Incentive Plan. As of December 31, 2011, the aggregate number of shares reserved under the 2010 Incentive Plan is

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

1,347,377 shares (including all outstanding awards assumed from Prior Plans), and there were 81,569 shares available for grant as stock options, restricted stock and deferred stock awards. The Company issues new shares of common stock to satisfy stock option exercises.

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

           FASB ASC 718 requires forfeitures to be estimated at the time of grant and prospectively revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense is recorded net of estimated forfeitures for the years ended December 31, 2011 and 2010, such that expense was recorded only for those stock-based awards that were expected to vest.

           The fair value of options granted, which is amortized to expense over the option vesting period, is estimated on the date of grant with the following weighted average assumptions:

For the year ended December 31, 2010
Risk-free interest rate	1.55% - 1.92%
Expected lives (in years)	6.00
Expected volatility (1)	250.42% - 250.47%
Expected dividend yield	0.00%
Fair value per share	$2.72 - $2.79

(1)
Expected volatilities are based on both the implied and historical volatility of the Company's stock over the expected option life.

           There were no options granted during the year ended December 31, 2011.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           The following table summarizes activity, pricing and other information for the Company's stock options for the years presented below:

	For the year ended December 31,
	2011		2010
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Options outstanding at beginning of year	1,476,704	$6.28	1,294,585	$13.47
Options granted	-	-	399,984	2.76
Options exercised	(27,400)	0.53	(59,400)	0.53
Options forfeited / cancelled	(207,496)	22.83	(158,465)	58.30

Options outstanding at end of year	1,241,808	$3.64	1,476,704	$6.28

Options exercisable at end of year	1,012,435	$3.84	1,080,784	$7.57

	As of December 31,
	2011		2010
	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at end of year	6.97	$1,071	7.19	$1,714

Options exercisable at end of year	6.54	$1,071	6.38	$1,702

           The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company's closing stock price of $2.01 and $2.79 per common share as of December 31, 2011 and 2010, respectively, which would have been received by the option holders, had all option holders exercised their options as of that date. As of December 31, 2011, there was approximately $602 thousand of total unrecognized compensation cost related to stock option compensation arrangements granted under the plan, net of estimated forfeitures. That cost is expected to be recognized over the remaining weighted average period of 1.88 years.

           For the years ended December 31, 2011 and 2010, the aggregate grant-date fair value of stock options granted was approximately none and $1.1 million, respectively.

           For the years ended December 31, 2011 and 2010, total stock-based compensation expense was $335 thousand and $510 thousand, respectively.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           Additional information regarding stock options outstanding as of December 31, 2011 is as follows:

	Stock Options Outstanding			Options Exercisable
Exercise Price Range	Number Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 0 - 0.53	723,500	7.44	$0.53	723,500	$0.53
0.54 - 2.73	180,000	8.93	2.73	60,000	2.73
2.74 - 2.80	164,431	8.81	2.80	55,058	2.80
2.81 - 217.7	173,877	1.25	18.32	173,877	18.32

$0.53 - 217.7	1,241,808	6.97	3.64	1,012,435	3.84

           In addition to the options granted, the Company has granted restricted stock units (RSU's), which vest over a three year period. The fair value of each RSU was measured on the date of grant using the grant date price of the Company's stock. No RSU's were granted during the year ended December 31, 2011.

           The following table summarizes activity, pricing and other information for the Company's RSU's for the years presented below:

	For the year ended December 31,
	2011		2010
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
RSU's outstanding at beginning of year	24,000	$2.73	-	$-
RSU's granted	-	-	24,000	2.73
RSU's exercised	-	-	-	-
RSU's forfeited / cancelled	-	-	-	-

RSU's outstanding at end of year	24,000	$2.73	24,000	$2.73

           As of December 31, 2011, there was approximately $42 thousand of total unrecognized compensation cost related to the RSU compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of 1.93 years.

Income Taxes

           In accordance with ASC 740, the Company records income tax expense as well as deferred tax assets and liabilities. Current income tax expense approximates taxes to be paid or refunded for the current period and includes income tax expense related to uncertain tax positions and amortization/impairment of our deferred charge. The Company determines deferred income taxes using the balance sheet method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and recognizes enacted changes in tax rates and laws in the period in which they occur. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized subject to

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

management's judgment that realization is "more likely than not." Uncertain tax positions that meet the more likely than not recognition threshold are measured to determine the amount of benefit to recognize. An uncertain tax position is measured at the largest amount of benefit that management believes has a greater than 50% likelihood of realization upon settlement.

           The Company is subject to federal income taxes as a regular (Subchapter C) corporation and files a consolidated U.S. federal income tax return.

           The Company files income tax returns in the U.S. federal and various state jurisdictions. The Company is subject to routine income tax audits in the various jurisdictions. A subsidiary of the Company recently concluded an examination by the Internal Revenue Service (IRS) for tax year 2008. As a result of net operating loss (NOL) carrybacks and the examinations, the Company recorded federal income taxes receivable in the amount of $162 thousand within discontinued operations. The Company classifies interest and penalties on taxes as provision for income taxes. As of December 31, 2011, the Company has no material uncertain tax positions.

           In prior periods when the Company was taxed as a real estate investment trust (REIT), it recorded a deferred charge to eliminate the expense recognition of income taxes paid on inter-Company profits that result from the sale of mortgage loans from the taxable REIT subsidiaries to IMH. The deferred charge is included in other assets in the consolidated balance sheets and is amortized as a component of income tax expense in the consolidated statements of operations over the estimated life of the mortgages retained in the securitized mortgage collateral.

Earnings per Common Share

           Basic earnings per common share is computed on the basis of the weighted average number of shares outstanding for the year divided into earnings for the year. Diluted earnings per common share is computed on the basis of the weighted average number of shares and dilutive common equivalent shares outstanding for the year divided by earnings for the year, unless anti-dilutive. Refer to Note 14.—Reconciliation of Earnings Per Share.

Recently Issued Accounting Pronouncements

           In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU converges fair value measurement and disclosure guidance in U.S. GAAP with the guidance concurrently issued by the International Accounting Standards Board. While the amendments in ASU 2011-04 do not modify the requirements for when fair value measurements apply, they do generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement. This ASU is effective for interim and annual periods beginning after December 15, 2011 and should be applied prospectively. Early adoption is not permitted. ASU 2011-04 may increase our disclosures related to fair value measurements, but will not have an effect on our consolidated financial statements.

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

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           FASB ASC 825 requires disclosure of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate such fair values. The following table presents the estimated fair value of financial instruments included in the consolidated financial statements as of the dates indicated:

	December 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$7,653	$7,653	$11,507	$11,507
Restricted cash	5,019	5,019	1,495	1,495
Investment securities available-for-sale	688	688	645	645
Securitized mortgage collateral	5,449,001	5,449,001	6,011,675	6,011,675
Derivative assets, securitized trusts	37	37	40	40
Derivative assets, lending	1,179	1,179	-	-
Mortgage servicing rights	4,141	4,141	1,439	1,439
Mortgage loans held-for-sale	61,718	61,718	4,283	4,283
Call option	253	253	706	706
Liabilities
Securitized mortgage borrowings	5,454,901	5,454,901	6,012,745	6,012,745
Derivative liabilities, securitized trusts	24,786	24,786	65,916	65,916
Derivative liabilities, lending	624	624	-	-
Long-term debt	11,561	11,561	11,728	11,728
Warehouse borrowings	58,691	58,691	4,057	4,057
Notes payable	5,182	5,941	6,874	6,818
Line of credit	4,000	4,000	-	-
Put option	-	-	61	61

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

           Line of credit fair value approximates carrying amount due to the short-term nature of the liability and does not present unanticipated interest rate or credit concerns.

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

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           As a result of the lack of observable market data resulting from inactive markets, the Company has classified its investment securities available-for-sale, mortgage servicing rights, call and put options, securitized mortgage collateral and borrowings, derivative liabilities and long-term debt as Level 3 fair value measurements. Level 3 assets and liabilities were approximately 99% and 100%, respectively, of total assets and total liabilities measured at estimated fair value at December 31, 2011 and 2010.

Recurring Fair Value Measurements

           We assess our financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by ASC Topic 810. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the beginning of the reporting period. There were no material transfers between our Level 1 and Level 2 classified instruments during the year ended December 31, 2011.

           The following tables present the Company's assets and liabilities that are measured at estimated fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option at December 31, 2011 and December 31, 2010, based on the fair value hierarchy:

	Recurring Fair Value Measurements
	December 31, 2011			December 31, 2010
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investment securities available-for-sale	$-	$-	$688	$-	$-	$645
Mortgage loans held-for-sale	-	61,718	-	-	4,283	-
Derivative assets, net, lending (1)	-	555	-	-	-	-
Mortgage servicing rights (2)	-	-	4,141	-	-	1,439
Call option (2)	-	-	253	-	-	706
Securitized mortgage collateral	-	-	5,449,001	-	-	6,011,675

Total assets at fair value	$-	$62,273	$5,454,083	$-	$4,283	$6,014,465

Liabilities
Securitized mortgage borrowings	$-	$-	$5,454,901	$-	$-	$6,012,745
Derivative liabilities, net, securitized trusts (3)	-	-	24,749	-	-	65,876
Long-term debt	-	-	11,561	-	-	11,728
Put option (4)	-	-	-	-	-	61

Total liabilities at fair value	$-	$-	$5,491,211	$-	$-	$6,090,410

(1)
At December 31, 2011, derivative assets, net—lending, included $1.2 million in IRLCs and $624 thousand in Hedging Instruments, respectively, associated with the Company's mortgage lending operations, and is included in other assets and other liabilities in the accompanying consolidated balance sheets.
(2)
Included in other assets in the accompanying consolidated balance sheets.
(3)
At December 31, 2011, derivative liabilities, net—securitized trusts, included $37 thousand in derivative assets and $24.8 million in derivative liabilities, included within trust assets and trust liabilities, respectively.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

  At December 31, 2010, derivative liabilities, net—securitized trusts, included $40 thousand in derivative assets and $65.9 million in derivative liabilities, included within trust assets and trust liabilities, respectively.

(4)
Included in other liabilities in the accompanying consolidated balance sheets.

           The following tables present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2011 and December 31, 2010:

	Level 3 Recurring Fair Value Measurements
	For the year ended December 31, 2011
	Investment securities available- for-sale	Securitized mortgage collateral	Securitized mortgage borrowings	Derivative liabilities, net	Mortgage servicing rights	Call option	Put option	Long- term debt
Fair value, December 31, 2010	$645	$6,011,675	$(6,012,745)	$(65,876)	$1,439	$706	$(61)	$(11,728)
Total gains (losses) included in earnings:
Interest income (1)	136	327,555	-	-	-	-	-	-
Interest expense (1)	-	-	(648,371)	-	-	-	-	(2,151)
Change in fair value	88	(98,683)	133,234	(8,613)	(128)	(453)	61	2,318

Total (losses) gains included in earnings	224	228,872	(515,137)	(8,613)	(128)	(453)	61	167
Transfers in and/or out of Level 3	-	-	-	-				-
Purchases, issuances and settlements
Purchases	-	-	-	-	-	-	-	-
Issuances	-	-	-	-	2,830	-	-	-
Settlements	(181)	(791,546)	1,072,981	49,740	-	-	-	-

Fair value, December 31, 2011	$688	$5,449,001	$(5,454,901)	$(24,749)	$4,141	$253	$-	$(11,561)

Unrealized gains (losses) still held (2)	$530	$(4,054,073)	$6,039,343	$(24,089)	$-	$-	$-	$59,202

(1)
Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. The total net interest income, including cash received and paid, was $3.6 million for the year ended December 31, 2011, as reflected in the accompanying consolidated statement of operations. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations is primarily from contractual interest on the securitized mortgage collateral and borrowings.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

(2)
Represents the amount of unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held and reflected in the fair values at December 31, 2011.

	Level 3 Recurring Fair Value Measurements
	For the year ended December 31, 2010
	Investment securities available- for-sale	Securitized mortgage collateral	Securitized mortgage borrowings	Derivative liabilities, net	Mortgage servicing rights	Call option	Put option	Long- term debt
Fair value, December 31, 2009	$813	$5,666,122	$(5,659,865)	$(126,457)	$-	$-	$-	$(9,773)
Total gains (losses) included in earnings:
Interest income (1)	246	487,039	-	-	-	-	-	-
Interest expense (1)	-	-	(881,355)	-	-	-	-	(2,644)
Change in fair value	69	621,043	(571,688)	(38,314)	118	6	(3)	689

Total (losses) gains included in earnings	315	1,108,082	(1,453,043)	(38,314)	118	6	(3)	(1,955)
Adoption of ASU 2009-17 (2)	(298)	116,907	(110,618)	(9,013)	-	-	-	-
Transfers in and/or out of Level 3	-	-	-	-	-	-	-	-
Purchases, issuances and settlements
Purchases	-	-	-	-	1,321	700	64	-
Issuances	-	-	-	-	-	-	-	-
Settlements	(185)	(879,436)	1,210,781	107,908	-	-	-	-

Fair value, December 31, 2010	$645	$6,011,675	$(6,012,745)	$(65,876)	$1,439	$706	$61	$(11,728)

Unrealized gains (losses) still held (3)	$401	$(4,699,699)	$6,553,235	$(66,461)	$-	$-	$-	$59,035

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

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           The following tables present the changes in recurring fair value measurements included in net earnings for the years ended December 31, 2011 and 2010:

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Earnings
	For the year ended December 31, 2011
			Change in Fair Value of
	Interest Income (1)	Interest Expense (1)	Net Trust Assets		Long-term Debt	Other Non-interest Income	Mortgage and real estate services fees	Total
Investment securities available-for-sale	$136	$-	$88		$-	$-	$-	$224
Securitized mortgage collateral	327,555	-	(98,683)		-	-	-	228,872
Securitized mortgage borrowings	-	(648,371)	133,234		-	-	-	(515,137)
Mortgage servicing rights	-	-	-		-	(128)	-	(128)
Call option	-	-	-		-	(453)	-	(453)
Put option	-	-	-		-	61	-	61
Derivative liabilities, net	-	-	(8,613	) (2)	-	-	-	(8,613)
Long-term debt	-	(2,151)	-		2,318	-	-	167
Mortgage loans held-for-sale	-	-	-		-	-	2,702	2,702
Derivative assets – IRLCs	-	-	-		-	-	1,179	1,179
Derivative liabilities – Hedging Instruments	-	-	-		-	-	(620)	(620)

Total	$327,691	$(650,522)	$26,026	(3)	$2,318	$(520)	$3,261	$(291,746)

(1)
Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
(2)
Included in this amount is $42.4 million in changes in the fair value of derivative instruments, offset by $51.0 million in cash payments from the securitization trusts for the year ended December 31, 2011.
(3)
For the year ended December 31, 2011, change in the fair value of trust assets, excluding REO was $26.0 million. Excluded from the $77.0 million change in fair value of net trust assets, excluding REO, in the accompanying consolidated statement

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

  of cash flows is $51.0 million in cash payments from the securitization trusts related to the Company's net derivative liabilities.

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Earnings
	For the year ended December 31, 2010
			Change in Fair Value of
	Interest Income (1)	Interest Expense (1)	Net Trust Assets		Long-term Debt	Other Non-interest Income	Total
Investment securities available-for-sale	$246	$-	$69		$-	$-	$315
Securitized mortgage collateral	487,039	-	621,043		-	-	1,108,082
Securitized mortgage borrowings	-	(881,355)	(571,688)		-	-	(1,453,043)
Mortgage servicing rights	-	-	-		-	118	118
Call option	-	-	-		-	6	6
Put option	-	-	-		-	3	3
Derivative liabilities, net	-	-	(38,314	) (2)	-	-	(38,314)
Long-term debt	-	(2,644)	-		689	-	(1,955)

Total	$487,285	$(883,999)	$11,110	(3)	$689	$127	$(384,788)

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

           Investment securities available-for-sale—Investment securities available-for-sale are carried at fair value. The investment securities consist primarily of non-investment grade mortgage-backed securities. The fair value of the investment securities is measured based upon the Company's expectation of inputs that other market participants would use. Such assumptions include judgments about the underlying collateral, prepayment speeds, future credit losses, forward interest rates and certain other factors. Given the market disruption and lack of observable market data as of December 31, 2011 and 2010, the estimated fair value of the investment securities available-for-sale was measured using significant internal expectations of market participants' assumptions. Investment securities available-for-sale are considered a Level 3 measurement at December 31, 2011.

           Mortgage servicing rights—The Company elected to carry all of its mortgage servicing rights arising from its mortgage loan origination operation at fair value. The fair value of mortgage servicing rights is based upon an internal discounted cash flow model. The valuation model incorporates assumptions that market participants would use in estimating the fair value of servicing. These assumptions include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, prepayment and late fees, among other considerations. Mortgage servicing rights are considered a Level 3 measurement at December 31, 2011.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           Mortgage loans held-for-sale—The Company elected to carry its mortgage loans held-for-sale originated from its mortgage loan origination operation at fair value. Fair value is based on quoted market prices, where available, prices for other traded mortgage loans with similar characteristics, and purchase commitments and bid information received from market participants. Given the meaningful level of secondary market activity for conforming mortgage loans, active pricing is available for similar assets and accordingly, the Company classifies its mortgage loans held-for-sale as a Level 2 measurement at December 31, 2011.

           Call option—As part of the acquisition of AmeriHome as more fully discussed in Note 21.—Business Combinations, the purchase agreement included a call option to purchase an additional 39% of AmeriHome. The estimated fair value is based on a multinomial model incorporating various assumptions including expected future book value of AmeriHome, the probability of the option being exercised, volatility, expected term and certain other factors. The call option is considered a Level 3 measurement at December 31, 2011.

           Put option—As part of the acquisition of AmeriHome, a put option which allows the noncontrolling interest holder to sell his remaining 49% of AmeriHome to the Company in the event the Company does not exercise the call option discussed above. The estimated fair value is based on a multinomial model incorporating various assumptions including expected future book value of AmeriHome, the probability of the option being exercised, volatility, expected term and certain other factors. The put option is considered a Level 3 measurement at December 31, 2011.

           Securitized mortgage collateral—The Company elected to carry all of its securitized mortgage collateral at fair value. These assets consist primarily of non-conforming mortgage loans securitized between 2002 and 2007. Fair value measurements are based on the Company's internal models used to compute the net present value of future expected cash flows, with observable market participant assumptions, where available. The Company's assumptions include its expectations of inputs that other market participants would use in pricing these assets. These assumptions include judgments about the underlying collateral, prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of December 31, 2011, securitized mortgage collateral had an unpaid principal balance of $9.5 billion, compared to an estimated fair value of $5.4 billion. The aggregate unpaid principal balance exceeds the fair value by $4.1 billion at December 31, 2011. As of December 31, 2011, the unpaid principal balance of loans 90 days or more past due was $1.7 billion compared to an estimated fair value of $0.5 billion. The aggregate unpaid principal balances of loans 90 days or more past due exceed the fair value by $1.2 billion at December 31, 2011. Securitized mortgage collateral is considered a Level 3 measurement at December 31, 2011.

           Securitized mortgage borrowings—The Company elected to carry all of its securitized mortgage borrowings at fair value. These borrowings consist of individual tranches of bonds issued by securitization trusts and are primarily backed by non-conforming mortgage loans. Fair value measurements include the Company's judgments about the underlying collateral and assumptions such as prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of December 31, 2011, securitized mortgage borrowings had an outstanding principal balance of $9.6 billion compared to an estimated fair value of $5.5 billion. The aggregate outstanding principal balance exceeds the fair value by $4.1 billion at December 31, 2011. Securitized mortgage borrowings is considered a Level 3 measurement at December 31, 2011.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           Long-term debt—The Company elected to carry all of its long-term debt (consisting of trust preferred securities and junior subordinated notes) at fair value. These securities are measured based upon an analysis prepared by management, which considered the Company's own credit risk, including settlements with trust preferred debt holders and discounted cash flow analysis. As of December 31, 2011, long-term debt had an unpaid principal balance of $70.5 million compared to an estimated fair value of $11.6 million. The aggregate unpaid principal balance exceeds the fair value by $58.9 million at December 31, 2011. The long-term debt is considered a Level 3 measurement at December 31, 2011.

           Derivative assets and liabilities, Securitized trusts—For non-exchange traded contracts, fair value is based on the amounts that would be required to settle the positions with the related counterparties as of the valuation date. Valuations of derivative assets and liabilities are based on observable market inputs, if available. To the extent observable market inputs are not available, fair values measurements include the Company's judgments about future cash flows, forward interest rates and certain other factors, including counterparty risk. Additionally, these values also take into account the Company's own credit standing, to the extent applicable; thus, the valuation of the derivative instrument includes the estimated value of the net credit differential between the counterparties to the derivative contract. As of December 31, 2011, the notional balance of derivative assets and liabilities, securitized trusts was $1.5 billion. These derivatives are included in the consolidated securitization trusts, which are nonrecourse to the Company, and thus the economic risk from these derivatives is limited to the Company's residual interests in the securitization trusts. Derivative assets and liabilities, securitized trusts are considered a Level 3 measurement at December 31, 2011.

           Derivative assets and liabilities, Lending—The Company's derivative assets and liabilities are carried at fair value as required by GAAP and are accounted for as free standing derivatives. The derivative assets are IRLCs with prospective residential mortgage borrowers whereby the interest rate on the loan is determined prior to funding and the borrowers have locked in that interest rate. These commitments are determined to be derivative instruments. The derivative liabilities are Hedging Instruments used to hedge the fair value changes associated with changes in interest rates relating to its mortgage loan origination operations. The Company hedges the period from the interest rate lock (assuming a fall-out factor) to the date of the loan sale. The estimated fair value is based on current market prices for similar instruments. Given the meaningful level of secondary market activity for derivative contracts, active pricing is available for similar assets and accordingly, the Company classifies its derivative assets and liabilities, lending as a Level 2 measurement at December 31, 2011.

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

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           The following tables present financial and non-financial assets and liabilities measured using nonrecurring fair value measurements at December 31, 2011 and 2010, respectively:

	Nonrecurring Fair Value Measurements			Total Gains (Losses) For the Year Ended December 31, 2011 (5)
	December 31, 2011
	Level 1	Level 2	Level 3
REO (1)	$-	$9,985	$-	$(16,680)
Investment in limited partnership	-	-	3,580	-
Lease liability (2)	-	-	(2,131)	(566)
Deferred charge (3)	-	-	11,974	(1,170)
Intangible asset (4)	-	-	479	-

(1)
Balance represents REO at December 31, 2011 which have been impaired subsequent to foreclosure. Amounts are included in continuing operations. For the year ended December 31, 2011, the $16.7 million loss represents additional impairment write-downs during the period.
(2)
Amounts are included in discontinued operations. For the year ended December 31, 2011, the Company recorded $566 thousand in losses resulting from changes in lease liabilities as a result of changes in our expected minimum future lease payments.
(3)
Amounts are included in continuing operations. For the year ended December 31, 2011, the Company recorded $1.2 million in income tax expense resulting from impairment write-downs based on changes in estimated cash flows and lives of the related mortgages retained in the securitized mortgage collateral.
(4)
Amount is included in other assets in the accompanying consolidated balance sheets.
(5)
Total losses reflect losses from all nonrecurring measurements during the period.

	Non-recurring Fair Value Measurements			Total Gains (Losses) For the Year Ended December 31, 2010 (6)
	December 31, 2010
	Level 1	Level 2	Level 3
Mortgage loans held-for-sale (1)	$-	$-	$-	$(218)
REO (2)	-	68,830	-	(7,526)
Investment in limited partnership	-	-	4,259	-
Lease liability (3)	-	-	(2,226)	284
Deferred charge (4)	-	-	13,144	-
Intangible asset (5)	-	-	1,000	-

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

           Loans held-for-sale—Loans held-for-sale (included in assets of discontinued operations) for which the fair value option was not elected are carried at the lower of cost or market (LOCOM). When available, such measurements are based upon what secondary markets offer for portfolios with similar characteristics, and are considered Level 2 measurements. If market pricing is not available, such measurements are significantly impacted by the Company's expectations of other market participants' assumptions, and are considered Level 3 measurements. The Company utilizes internal pricing processes to estimate the fair value of these loans, which is based on recent loan sales and estimates of the fair value of the underlying collateral. Loans held-for-sale from the discontinued non-conforming lending division is considered Level 3 fair value measurements at December 31, 2011.

           Real estate owned—REO consists of residential real estate acquired in satisfaction of loans. Upon foreclosure, REO is adjusted to the estimated fair value of the residential real estate less estimated selling and holding costs, offset by expected contractual mortgage insurance proceeds to be received, if any. Subsequently, REO is recorded at the lower of carrying value or estimated fair value less costs to sell. REO balance representing REOs which have been impaired subsequent to foreclosure are subject to nonrecurring fair value measurement and included in the nonrecurring fair value measurements tables. Fair values of REO are generally based on observable market inputs, and considered Level 2 measurements at December 31, 2011.

           Investment in limited partnership—The investment in limited partnership represents an investment the Company made in a non-affiliated limited partnership fund that invests primarily in mortgage and mortgage-related financial institutions. The investment is accounted for using the equity method of accounting. The Company records its share of the profits or losses based upon its relative ownership percentage. The carrying value of the investment in limited partnership is based upon information received from the fund manager and approximates fair value. Investment in limited partnership is considered a Level 3 measurement at December 31, 2011.

           Lease liability—In connection with the discontinuation of our non-conforming mortgage, retail mortgage, warehouse lending and commercial operations, a significant amount of office space that was previously occupied is no longer being used by the Company. The Company has subleased a significant amount of this office space. The Company has recorded a liability, included within discontinued operations, representing the present value of the minimum lease payments over the remaining life of the lease, offset by the expected proceeds from sublet revenue related to this office space. This liability is based on present value techniques that incorporate the Company's judgments about estimated sublet revenue and discount rates. Therefore, this liability is considered a Level 3 measurement at December 31, 2011.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           Deferred charge—Deferred charge represents the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH in prior years. The deferred charge is amortized as a component of income tax expense over the estimated life of the mortgages retained in the securitized mortgage collateral. The Company evaluates the deferred charge for impairment quarterly using internal estimates of estimated cash flows and lives of the related mortgages retained in the securitized mortgage collateral. If the deferred charge is determined to be impaired, it is amortized as a component of income tax expense. For the year ended December 31, 2011, the Company recorded $1.2 million in income tax expense resulting from deferred charge impairment write-downs based on changes in estimated fair value of securitized mortgage collateral. Deferred charge is considered a Level 3 measurement at December 31, 2011.

           Intangible asset—Intangible assets deemed to have an indefinite life are tested annually for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment losses are recognized if carrying amount of an intangible asset exceeds its estimated fair value. Intangible asset, which is included in other assets of continuing operations, is considered a Level 3 measurement at December 31, 2011.

Note 3.—Securitized Mortgage Collateral

           Securitized mortgage collateral consisted of the following:

	December 31,
	2011	2010
Mortgages secured by residential real estate	$8,233,567	$9,178,409
Mortgages secured by commercial real estate	1,269,507	1,532,965
Fair value adjustment	(4,054,073)	(4,699,699)

Total securitized mortgage collateral	$5,449,001	$6,011,675

           The Company had troubled debt restructurings during 2011 and 2010, which are included in change in fair value of net trust assets.

           As of December 31, 2011, the Company was a master servicer of mortgages for others of approximately $1.5 billion that were primarily collateralizing REMIC securitizations, compared to $1.8 billion at December 31, 2010. Related fiduciary funds are held in trust for investors in non-interest bearing accounts and therefore not included in the Company's consolidated balance sheets. The Company may also be required to advance funds or cause loan servicers to advance funds to cover principal and interest payments not received from borrowers depending on the status of their mortgages. At December 31, 2011 and 2010, advances totaled $539 thousand and $396 thousand, respectively.

Note 4.—Derivative Instruments

Derivative Assets and Liabilities, Securitized Trusts

           As of December 31, 2011, the net derivative liability included in the securitization trusts was $24.7 million, as compared to $65.9 million at December 31, 2010. As of December 31, 2011, the

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

notional balance of derivative assets and liabilities, securitized trusts was $1.5 billion. The derivative values are based on the net present value of cash receipts or payments expected to be received or paid by the bankruptcy remote trusts. The fair value of the derivatives fluctuates with changes in the future expectation of cash receipts or payments based on notional balances and estimated LIBOR rates.

           On September 15, 2008, Lehman Brothers Holdings Inc. (LBHI) filed a petition for protection under Chapter 11 of the U.S. Bankruptcy Code. As of that date, LBHI, through affiliated companies, was an interest rate swap counterparty to several of the Company's CMO and REMIC securitizations. At December 31, 2011, the estimated fair value of derivatives with LBHI, through its affiliated companies was $2.5 million as compared to $15.7 million at December 31, 2010, and is included in derivative liabilities in the accompanying consolidated balance sheet. As the related securitization trusts are non-recourse to the Company, the Company is not required to replace or otherwise settle any derivative positions affected by counterparty default within the consolidated trusts.

Derivative Assets and Liabilities, Lending

           The mortgage lending operations enters into IRLC and Hedging Instruments to hedge the fair value changes associated with changes in interest rates relating to its mortgage loan origination operations. The fair value of IRLCs and Hedging Instruments are included in other assets and other liabilities, respectively, in the consolidated balance sheets. As of December 31, 2011, the net derivative asset associated with mortgage lending was $555 thousand.

           The following table includes information for the derivative assets and liabilities, lending for the periods presented:

	Notional Balance December 31, 2011	Total Gains (Losses) For the Year Ended December 31, 2011 (1)
Derivative assets – IRLC's	$73,411	$1,179
Derivative liabilities – TBA/FNMA's	67,973	(6,629)

(1)
Amounts included in mortgage and real estate services fees within the accompanying consolidated statements of operations.

Other Derivatives

           As part of the acquisition of AmeriHome, as more fully discussed in Note 21.—Business Combinations, the purchase agreement included a call and put option. The call option allows the Company to purchase an additional 39% of AmeriHome anytime between January 1, 2011 and December 31, 2013. Insofar that the Company does not exercise the call option, the Company has written a put option to the founder of AmeriHome that provides the founder with the right to require the Company to acquire the remaining 49% of AmeriHome. These options are considered derivative instruments and recorded at fair value using a multinomial option pricing model. The fair value of the options are included in other assets and other liabilities, in the consolidated balance sheets.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Note 5.—Real Estate Owned (REO)

           The Company's REO consisted of the following:

	December 31,
	2011	2010
REO	$75,418	$122,279
Impairment (1)	(18,951)	(29,499)

Ending balance	$56,467	$92,780

REO inside trusts	$56,467	$92,708
REO outside trusts (2)	-	72

Total	$56,467	$92,780

(1)
Impairment represents the cumulative write-downs of net realizable value subsequent to foreclosure.
(2)
Amount represents REO related to former on-balance sheet securitizations, which were collapsed as the result of the Company exercising its clean-up call options. This REO is included in other assets in the accompanying consolidated balance sheets.

Note 6.—Mortgage Loans held-for-Sale

           A summary of the unpaid principal balance of mortgage loans held-for-sale by type is presented below:

	December 31,
	2011	2010
Government	$30,917	$1,943
Conventional	26,487	2,255
Jumbo	1,532	-
Fair value adjustment	2,782	85

Total mortgage loans held-for-sale	$61,718	$4,283

           The Company does not have any delinquent or nonaccrual loans as of December 31, 2011.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           Gain on LHFS (included in mortgage and real estate services fees in the consolidated statements of operations) is comprised of the following for the years ended December 31, 2011 and 2010:

	December 31,
	2011	2010
Gain on sale of mortgage loans	$23,053	$236
Premium from servicing retained loan sales	2,830	-
Unrealized gains (losses) from derivative financial instruments	559	-
Realized gains (losses) from derivative financial instruments	(6,010)	-
Mark to market gain on LHFS	2,702	58
Direct origination (expenses) fees, net	(8,421)	547
Provision for repurchases	(525)	(78)

Total gain on LHFS	$14,188	$763

           The activity related to the continuing operations repurchase reserve for previously sold loans for the years ended December 31, 2011 and 2010 is as follows:

	For the year ended December 31,
	2011	2010
Beginning balance	$78	$-
Provision for repurchases	525	78
Settlements	-	-

Total repurchase reserve	$603	$78

Note 7.—Other Assets

Other Assets

           Other assets consisted of the following:

	December 31,
	2011	2010
Deferred charge (See Note 1)	$11,974	$13,144
Mortgage servicing rights	4,141	1,439
Investment in limited partnership	3,580	4,259
Accounts receivable	3,096	2,550
Premises and equipment, net	2,958	3,227
Prepaid expenses	1,493	2,834
Other	3,951	3,760

Total other assets	$31,193	$31,213

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Mortgage Servicing Rights

           The Company recognizes as assets the rights to service mortgage loans based on the estimated fair value of the mortgage servicing rights (MSRs) when the loans are sold and the associated servicing rights are retained. MSRs are derived from the net positive cash flows associated with the servicing contracts. The Company receives servicing fees, less subservicing costs, on the unpaid principal balances (UPB) of the loans. The servicing fees are collected from the monthly payments made by the mortgagors or when the underlying real estate is foreclosed upon and liquidated. The Company generally receives other remuneration from rights to various mortgagor-contracted fees such as late charges, collateral reconveyance charges, nonsufficient fund fees and the Company is generally entitled to retain the interest earned on funds held pending remittance (or float) related to its collection of mortgagor principal, interest, tax and insurance payments.

           As of December 31, 2011 and 2010, the Company serviced approximately $605.4 million and $173.9 million, respectively, in UPB of loans with the following characteristics:

	Outstanding Principal Balance
	2011	2010
Government	$102,869	$45,161
Conventional	435,103	128,742
Other	67,449	-

Total loans serviced	$605,421	$173,903

Investment in Limited Partnership

           The investment in limited partnership represents an investment the Company made in a non-affiliated limited partnership fund that invests primarily in mortgage and mortgage-related financial institutions. The investment is accounted for using the equity method of accounting. The Company records its share of the profits and losses based upon its relative ownership percentage. The carrying value of the investment in limited partnership is based upon information received from the fund manager and approximates fair value. The limited partnership agreement has a term of five years. The general partner has the option to extend the term for two consecutive one-year periods. The second year of the extended term ends in May 2013. As of December 31, 2011, there are no outstanding commitments to fund the investment.

Premises and Equipment, net

           Premises and equipment are stated at cost, less accumulated depreciation or amortization. Depreciation on premises and equipment is recorded using the straight-line method over the estimated

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

useful lives of individual assets, typically three to twenty years. Premises and equipment and accumulated depreciation were as follows as of the dates indicated:

	December 31,
	2011	2010
Premises and equipment	$12,732	$11,938
Less: Accumulated depreciation	(9,774)	(8,711)

Total premises and equipment, net	$2,958	$3,227

Note 8.—Securitized Mortgage Borrowings

           Selected information on securitized mortgage borrowings for the periods indicated consisted of the following (dollars in millions):

		Securitized mortgage borrowings outstanding as of December 31,		Range of Interest Rates:
Year of Issuance	Original Issuance Amount	2011	2010	Fixed Interest Rates	Interest Rate Margins over One-Month LIBOR (1)	Interest Rate Margins after Contractual Call Date (2)
2002	$3,876.1	$21.5	$24.1	5.25 - 12.00	0.27 - 2.75	0.54 - 3.68
2003	5,966.1	181.2	222.5	4.34 - 12.75	0.27 - 3.00	0.54 - 4.50
2004	17,710.7	1,363.4	1,529.5	3.58 - 5.56	0.25 - 2.50	0.50 - 3.75
2005	13,387.7	3,568.6	3,883.3	-	0.24 - 2.90	0.48 - 4.35
2006	5,971.4	3,895.9	4,219.1	6.25	0.10 - 2.75	0.20 - 4.13
2007	3,860.5	2,463.6	2,687.4	-	0.06 - 2.00	0.12 - 3.00

Subtotal securitized mortgage borrowings		11,494.2	12,565.9
Fair value adjustment		(6,039.3)	(6,553.2)

Total securitized mortgage borrowings		$5,454.9	$6,012.7

(1)
One-month LIBOR was 0.27% as of December 31, 2011.
(2)
Interest rate margins are generally adjusted when the unpaid principal balance is reduced to less than 10-20% of the original issuance amount, or if certain other triggers are met.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           As of December 31, 2011, expected principal reductions of the securitized mortgage borrowings, which is based on contractual principal payments and expected prepayment and loss assumptions for securitized mortgage collateral, was as follows (dollars in millions):

	Payments Due by Period
	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Securitized mortgage borrowings	$11,494.2	$981.5	$1,545.8	$1,166.6	$7,800.3

Note 9.—Warehouse Borrowings

           The Company, through IRES and its subsidiaries, enters into Master Repurchase Agreements with lenders providing warehouse facilities. The warehouse facilities are used to fund, and are secured by, residential mortgage loans that are held for sale.

           At December 31, 2011, the Company was in compliance with all financial covenants.

           The following table presents certain information on warehouse borrowings for the periods indicated:

			Balance Outstanding At December 31,
	Maximum Borrowing Capacity	Allowable Advance Rates (%)			Maturity Date
			2011	2010
Short-term borrowings:
Repurchase agreement 1 (1)	$-	-	$-	$477	June 30, 2012
Repurchase agreement 2 (2)	-	-	-	1,800	May 25, 2011
Repurchase agreement 3 (3)	32,500	98	20,163	1,780	June 29, 2012
Repurchase agreement 4 (4)	30,000	95-98	24,769	-	September 30, 2012
Repurchase agreement 5 (5)	25,000	98	13,759	-	August 29, 2012

Total short-term borrowings	$87,500		$58,691	$4,057

(1)
In September 2011, the Company elected to terminate the agreement.
(2)
In May 2011, the agreement terminated. The Company elected not to renew the agreement.
(3)
Rate range is one-month LIBOR plus 3.5%.
(4)
Rate range is prime plus 1.5%.
(5)
Rate range is one-month LIBOR plus 3.25%, with a floor of 4%.

Note 10.—Long-term Debt

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

           The Company carries its Trust Preferred Securities at estimated fair value as more fully described in Note 2.—Fair Value of Financial Instruments. The following table shows the remaining principal balance and fair value of Trust Preferred Securities issued as of December 31, 2011 and 2010:

	December 31,
	2011	2010
Trust preferred securities (1)	$8,500	$8,500
Common securities	263	263
Fair value adjustment	(6,712)	(6,345)

Total	$2,051	$2,418

(1)
Stated maturity of July 30, 2035. Redeemable at par at any time after July 30, 2010. Requires quarterly distributions initially at a fixed rate of 8.55% per annum through July 30, 2010 and thereafter at a variable rate of three-month LIBOR plus 3.75% per annum. At December 31, 2011, the interest rate was 4.18%.

           If an event of default occurs (such as a payment default that is outstanding for 30 days, a default in performance, a breach of any covenant or representation, bankruptcy or insolvency of the Company or liquidation or dissolution of the Trust), either the trustee of the Notes or the holders of at least 25% of the aggregate principal amount of the outstanding Notes may declare the principal amount of, and all accrued interest on, all the Notes to be due and payable immediately, or if the holders of the Notes fail to make such declaration, the holders of at least 25% in aggregate liquidation amount of the Trust Preferred Securities outstanding shall have a right to make such declaration.

Junior Subordinated Notes

           The Company carries its Junior Subordinated Debt at estimated fair value as more fully described in Note 2.—Fair Value of Financial Instruments. The following table shows the remaining principal balance and fair value of junior subordinated notes issued as of December 31, 2011 and 2010:

	December 31,
	2011	2010
Junior subordinated notes	$62,000	$62,000
Fair value adjustment	(52,490)	(52,690)

Total	$9,510	9,310

(1)
Stated maturity of March, 2034. Requires quarterly distributions initially at a fixed rate of 2.00% per annum through December, 2013 with increases of 1.00% per year through 2017. Starting in 2018, the interest rates become variable at 3-month LIBOR plus 3.75% per annum.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Note 11.—Note Payable

Note payable—Debt Agreement

           In May 2011, the Company entered into a $10.3 million structured debt agreement using seven of the Company's residual interests (net trust assets) as collateral with the same note holder as the previous debt agreement. The Company used a portion of the proceeds to pay off the $4.0 million balance owed on the previous debt agreement. The Company received proceeds of $4.8 million, net of the aforementioned payoff, $1.4 million discount and transaction costs of approximately $50 thousand.

           The structured debt agreement is evidenced by an Indenture with Deutsche Bank National Trust Company, as trustee. It bears interest at a fixed rate of 10% per annum with an effective yield of approximately 28% and is amortized in equal principal payments over 18 months with all distributions from the underlying residual interests being used to make the monthly payments, and was recorded as a note payable in the accompanying consolidated balance sheets. If the cumulative cash flows received from the collateralized residual interests are not sufficient to pay the required monthly principal and interest the Company would be required to pay the difference to avoid the transfer of the residual interests and the rights to the associated future cash flows to the note holder. Any excess cash flows from the residual interests are included in a reserve account, which is available to cover future shortfalls. During the year ended December 31, 2011, the Company received $4.5 million in excess cash flows from the residual interests collateralizing the note payable. The $4.5 million in excess cash flows is included in restricted cash on the consolidated balance sheets. If the amount of restricted cash becomes sufficient to satisfy the remaining obligation the note payable can be paid off and the residuals listed as security are released. The carrying value of the debt agreement at December 31, 2011 was $5.2 million, net of a $513 thousand discount, and was current as to principal and interest payments.

           Subsequent to December 31, 2011, the Company entered into a new $7.5 million structured debt agreement using eight of the Company's residual interests (net trust assets) as collateral (see Note 23.—Subsequent Events).

Note 12.—Line of Credit Agreement

           In April 2011, the Company, through its subsidiaries, entered into a $2.0 million working capital line of credit agreement with a national bank at an interest rate of one-month LIBOR plus 3.5%. At December 31, 2011, the interest rate was 3.77%. In November 2011, the working capital line of credit was increased to $4.0 million. The agreement expires in April 2012 and under the terms of the agreement the Company and its subsidiaries are required to maintain various financial and other covenants. There was $4.0 million outstanding on the working capital line of credit as of December 31, 2011, and the Company was not in compliance with a capital expenditure limitation on the working capital line of credit, however the Company received a waiver. The working capital line of credit is included in other liabilities in the consolidated balance sheets.

Note 13.—Redeemable Preferred Stock

           At December 31, 2011, the Company has outstanding $52.3 million liquidation preference of Series B and Series C Preferred Stock. The holders of each series of Preferred Stock retain the right to a $25.00/share liquidation preference in the event of a liquidation of the Company and the right to receive dividends on the Preferred Stock if any such dividends are declared.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Note 14.—Reconciliation of Earnings Per Share

           The following table presents the computation of basic and diluted earnings per common share, including the dilutive effect of stock options and cumulative redeemable preferred stock outstanding for the periods indicated:

	For the year ended December 31,
	2011	2010
Numerator for basic earnings (loss) per share:
Earnings from continuing operations	$5,729	$7,599
Net loss attributable to noncontrolling interest	573	457

Earnings from continuing operations attributable to IMH	6,302	8,056
(Loss) earnings from discontinued operations	(3,078)	2,238

Earnings per share available to common stockholders	$3,224	$10,294

Denominator for basic earnings (loss) per share (1):
Basic weighted average common shares outstanding during the year	7,802	7,739

Denominator for diluted earnings (loss) per share (1):
Basic weighted average common shares outstanding during the year	7,802	7,739
Net effect of dilutive stock options and RSU's	545	585

Diluted weighted average common shares	8,347	8,324

Earnings (loss) per common share – basic:
Earnings from continuing operations attributable to IMH	$0.81	$1.04
(Loss) earnings from discontinued operations	(0.40)	0.29

Net earnings per share available to common stockholders	$0.41	$1.33

Earnings (loss) per common share – diluted:
Earnings from continuing operations attributable to IMH	$0.76	$0.97
(Loss) earnings from discontinued operations	(0.37)	0.27

Net earnings per share available to common stockholders	$0.39	$1.24

(1)
Share amounts presented in thousands.

           The anti-dilutive stock options outstanding for the years ending December 31, 2011 and 2010 were 518 thousand and 130 thousand shares, respectively.

Note 15.—Income Taxes

           The Company is subject to federal income taxes as a regular (Subchapter C) corporation and files a consolidated U.S. federal income tax return.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           Income taxes for the years ended December 31, 2011 and 2010 were as follows:

	For the year ended December 31,
	2011	2010
Current income taxes:
Federal	$1,170	$-
State	24	205

Total current income taxes	1,194	205

Deferred income taxes:
Federal	-	-
State	-	-

Total deferred income taxes	-	-

Total income tax expense	$1,194	$205

           The Company recorded income tax expense of $1.2 million and $205 thousand for the years ended December 31, 2011 and 2010, respectively. The income tax expense for 2011 is primarily the result of the amount of the deferred charge amortized and/or impaired resulting from credit losses, which does not result in any tax liability required to be paid. The deferred charge represents the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH prior to 2008. The deferred charge is included in other assets in the accompanying consolidated balance sheets and is amortized as a component of income tax expense in the accompanying consolidated statement of operations over the estimated life of the mortgages retained in the securitized mortgage collateral. Additionally, the Company recorded federal income taxes receivable in the amount of $162 thousand within discontinued operations.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           Deferred tax assets are comprised of the following temporary differences between the financial statement carrying value and the tax basis of assets:

	For the year ended December 31,
	2011	2010
Deferred tax assets:
Fair value and REMIC transactions (1)	$417,928	$407,328
Federal and state net operating losses	95,527	117,752
Derivative liabilities	6,605	24,162
Real estate owned	10,380	20,718
Depreciation and amortization	1,200	714
Other	1,916	1,952

Total gross deferred tax assets	533,556	572,626
Deferred tax liabilities:
Non-accrual loans	(2,529)	(2,529)

Valuation allowance	(531,027)	(570,097)

Total net deferred tax asset	$-	$-

(1)
Includes (i) Change in fair value of net trust assets and (ii) Gain from REMIC transactions—tax versus book difference.

           The following is a reconciliation of income taxes to the expected statutory federal corporate income tax rates for the years ended December 31, 2011 and 2010:

	For the year ended December 31,
	2011	2010
Expected income tax	$2,624	$2,891
State tax, net of federal benefit	16	133
Change in valuation allowance	(2,643)	(2,826)
Deferred charge	1,170	-
Other	27	7

Total income tax expense	$1,194	$205

           As of December 31, 2011, the Company had estimated federal and California net operating loss carryforwards of approximately $498.7 million and $468.2 million, respectively, of which approximately $280.0 million (federal) relate to discontinued operations. During the years ended December 31, 2011 and 2010, estimated net operating loss carryforwards were reduced as a result of the Company generating taxable income from cancellation of debt in the amount of approximately $39.2 million and $426.2 million, respectively, of securitized mortgage borrowings. Federal and state net operating loss carryforwards begin to expire in 2020 and 2017, respectively. The use of NOL carryforwards in California have been suspended.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           The Company has recorded a full valuation allowance against its deferred tax assets as management believes that as of December 31, 2011 and 2010, it is more likely than not that the deferred tax assets will not be recoverable.

           At December 31, 2011 discontinued operations had gross deferred tax assets of $118.0 million which had a full valuation allowance.

           The Company files numerous tax returns in various jurisdictions. While the Company is subject to examination by various taxing authorities, the Company believes there are no unresolved issues or claims likely to be material to its financial position. A subsidiary of the Company has been examined by the IRS for tax years 2006 and 2008. The subsidiary filed a consent to extend the statute of limitations for year 2008 until December 31, 2013. As of December 31, 2011 and 2010, the Company has no material uncertain tax positions.

Note 16.—Segment Reporting

           The Company has three reporting segments, consisting of the long-term mortgage portfolio, mortgage and real estate services and discontinued operations. The following table presents the selected balance sheet data by reporting segment as of the dates indicated:

Balance Sheet Items as of December 31, 2011:	Long-term Portfolio	Mortgage and Real Estate Services	Discontinued Operations	Reclassifications (1)	Consolidated
Cash and cash equivalents	$-	$7,685	$12	$(44)	$7,653
Restricted cash	4,450	569	-	-	5,019
Trust assets	5,506,193	-	-	-	5,506,193
Mortgage loans held-for-sale	-	61,718	-	-	61,718
Other assets	18,824	12,369	252	12	31,457
Total assets	5,529,467	82,341	264	(32)	5,612,040
Total liabilities	5,502,175	68,868	9,932	(32)	5,580,943
Total stockholders' equity (deficit)	27,292	13,473	(9,668)	-	31,097
Balance Sheet Items as of December 31, 2010:
Cash and cash equivalents	-	12,259	113	(865)	11,507
Restricted cash	-	1,495	91	(91)	1,495
Trust assets	6,105,068	-	-		6,105,068
Mortgage loans held-for-sale	-	4,283	-	-	4,283
Other assets	18,526	12,687	169	204	31,586
Total assets	6,123,594	30,724	373	(752)	6,153,939
Total liabilities	6,101,157	12,784	13,053	(752)	6,126,242
Total stockholders' equity (deficit)	22,437	17,940	(12,680)	-	27,697

(1)
Amounts represent reclassifications of balances within the discontinued operations segment to reflect balances within continuing operations as presented in the accompanying consolidated balance sheets.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           The following table presents selected statement of operations information by reporting segment for the years ended December 31, 2011 and 2010:

Statement of Operations Items for the year ended December 31, 2011:	Long-term Portfolio	Mortgage and Real Estate Services	Discontinued Operations	Reclassifications (1)	Consolidated
Net interest income	$3,582	$(5)	$-	$-	$3,577
Non-interest income – net trust assets	9,439	-	-	-	9,439
Change in fair value of long-term debt	2,318	-	-	-	2,318
Mortgage and real estate services fees	-	56,664	-	-	56,664
Other non-interest (expense) income	(347)	1,419	(1,783)	1,783	1,072
Non-interest expense and income taxes	(17,076)	(50,265)	(1,295)	1,295	(67,341)

(Loss) earnings from continuing operations	$(2,084)	$7,813			5,729

Loss from discontinued operations, net of tax			$(3,078)		(3,078)

Net earnings					$2,651

Statement of Operations Items for the year ended December 31, 2010:
Net interest income	$5,691	$19	$61	$(61)	$5,710
Non-interest income – net trust assets	4,312	-	-	-	4,312
Change in fair value of long-term debt	689	-	-	-	689
Mortgage and real estate services fees	-	57,168	-	-	57,168
Other non-interest income (expense)	1,168	127	704	(704)	1,295
Non-interest expense and income taxes	(17,667)	(43,908)	1,473	(1,473)	(61,575)

(Loss) earnings from continuing operations	$(5,807)	$13,406			7,599

Earnings from discontinued operations, net of tax			$2,238		2,238

Net earnings					$9,837

(1)
Amounts represent reclassifications of balances within the discontinued operations segment to reflect balances within continuing operations as presented in the accompanying consolidated balance sheets.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Note 17.—Commitments and Contingencies (Continuing and Discontinued Operations)

Legal Proceedings

           The Company is a defendant in or a party to a number of legal actions or proceedings that arise in the ordinary course of business. In some of these actions and proceedings, claims for monetary damages are asserted against the Company. In view of the inherent difficulty of predicting the outcome of such legal actions and proceedings, the Company generally cannot predict what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss related to each pending matter may be, if any.

           In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and estimable. In any cases, there may be an exposure to losses in excess of any such amounts whether accrued or not. Any estimated loss is subject to significant judgment and is based upon currently available information, a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated loss will change from time to time, and actual results may vary significantly from the current estimate. Therefore, an estimate of possible loss represents what the Company believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company's maximum loss exposure. At December 31, 2011, the Company does not have an accrued liability recorded for such estimated loss exposure.

           Based on the Company's current understanding of these pending legal actions and proceedings, management does not believe that judgments or settlements arising from pending or threatened legal matters, individually or in the aggregate, will have a material adverse effect on the consolidated financial position, operating results or cash flows of the Company. However, in light of the inherent uncertainties involved in these matters, some of which are beyond the Company's control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to the Company's results of operations or cash flows for any particular reporting period.

           The legal matters summarized below are ongoing and may have an effect on the Company's business and future financial condition and results of operations:

           On December 7, 2011 an action was filed in the Circuit Court for Baltimore City entitled Curtis J. Timm, on behalf of himself and all persons similarly situated v. Impac Mortgage Holdings, Inc, et al as Case No. 24-c-11-008391. The complaint alleges on behalf of Preferred B and C shareholders who did not tender their stock previously that Impac failed to achieve the required consent of the Preferred stock classes, the consents to amend the Preferred stock was not effective because it was given on unissued stock (after redemption), it tied the tender offer with a consent requirement which constitutes an improper "vote buying" scheme, and that the tender offer was a breach of a fiduciary duty. The action seeks two quarterly payments of dividends for the Preferred holders, a declaratory judgment to unwind the consents and reinstate the cumulative dividend on the Preferred stock and to set a date for the election of two directors by the Preferred holders. The action also seeks punitive damages and legal expenses.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           In October 2011, the Company received notices of claims for indemnification relating to mortgage backed securities bonds issued, originated or sold by Impac Secured Assets Corp., Impac Funding Corporation, IMH Assets Corp. and Impac Mortgage Holdings, Inc. from Countrywide Securities Corporation (Countrywide) and Merrill Lynch, Pierce, Fenner & Smith Incorporated (Merrill Lynch). The claims seek indemnification from claims asserted against Countrywide and Merrill Lynch in specified legal actions entitled American International Group Inc. v. Bank of America Corp., et al Case No. 1:11-cv-06212 in the United States District Court for the Southern District of New York and Federal Home Loan Bank of Boston v. Ally Financial, Inc., et al Case No. 11-cv-10952 in the Superior Court Department of the Commonwealth of Massachusetts. The notices each seek indemnification for all losses, liabilities, damages and legal fees and costs incurred in those actions.

           On May 26, 2011, a matter was filed in the United States District Court, Central District of California as Case No. CV11-4514 DSF entitled Citigroup Global Markets, Inc. v. Impac Secured Assets Corp., Impac Funding Corporation and Impac Mortgage Holdings, Inc. The action alleges a violation of Section 18 and Section 20 of the Securities and Act of 1933 and negligent misrepresentation, all involved in the issuance and sale of bonds from a securitization trust. The plaintiff alleges they relied on certain documents filed with the Securities and Exchange Commission (SEC) that were subsequently the subject of an amended filing. The matter seeks unspecified damages, interest, legal fees and litigation expenses.

           On May 6, 2011 a case entitled Massachusetts Mutual Life Insurance Company v. Impac Funding Corporation, et al was filed in the United States District Court for the District of Massachusetts as Case No. 3:11-cv-30127. The complaint names Impac Funding Corporation and Impac Secured Assets Corporation along with two of their officers as defendants. The action alleges violations of the Massachusetts Uniform Securities Act and the plaintiff seeks rescission or damages for their purchase of bonds from two securitization trusts issued by the Defendants. The plaintiff alleges that the loans deposited into the trusts did not meet the representations made in the offering documents when they purchased their bonds. On February 14, 2012 the court entered an order granting the motion of Impac Funding Corporation, Impac Secured Assets Corporation and the two individuals request to dismiss them from the litigation.

           On or about April 20, 2011, an action was filed in the Superior Court of the Commonwealth of Massachusetts as case No. B.L.S. 11-1533 entitled Federal Home Loan bank of Boston v. Ally financial Inc., et al. Named as defendants in that action are IMH Assets Corp, Impac Funding Corporation, Impac Mortgage Holdings, Inc. and Impac Secured Assets Corp. The complaint alleges misrepresentations in connection with the materials used to market mortgage backed securities that the plaintiff purchased. The complaint seeks damages and attorney's fees in an amount to be established at time of trial.

           Gilmor, et al. v. Preferred Credit Corp., et. al., Case No. 4:10-CV-00189 (Gilmor), currently pending in the United States District Court for the Western District of Missouri, is a putative class action against Preferred Credit and others charging violations of Missouri's Second Mortgage Loan Act. In a Sixth Amended Complaint ("Complaint"), plaintiffs Michael P. and Shellie Gilmor and others bring suit against Preferred Credit, as the originator of various second mortgage loans in Missouri, and against: IMPAC Funding Corporation; IMPAC Mortgage Holdings; IMPAC Secured Assets; IMPAC Secured Assets CMN Trust Series 1998-1 Collateralized Asset-Backed Notes, Series 1998-1; IMH Assets Corp; Impac CMB Trust Series 1999-1; Impac CMB Trust Series 1999-2; Impac CMB Trust Series 2000-1; Impac CMB Trust

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Series 2000-2; Impac CMB Trust Series 2001-4; Impac CMB Trust Series 2002-1; Impac CMB Trust Series 2003-5, (collectively, the "IMPAC Defendants"), among numerous others, as alleged holders of notes associated with second mortgage loans originated by Preferred Credit. Plaintiffs complain that at closing Preferred Credit charged them fees and costs in violation of Missouri's Second Mortgage Loan Act. Additionally, Plaintiffs obtained certification of a class of all persons similarly situated. Plaintiffs allege that the IMPAC Defendants are liable to Plaintiffs and members of the putative class as alleged holders of notes associated with second mortgage loans originated by Preferred Credit. Plaintiffs seek on behalf of themselves and the members of the putative class, among other things, disgorgement or restitution of all improperly collected charges, the right to rescind all affected loan transactions, the right to offset any finance charges, closing costs, points or other loan fees paid against the principal amounts due on the loans if rescinded, actual and punitive damages, and attorneys' fees. Plaintiffs filed a motion for class certification, which was granted. On February 26, 2010, U.S. Bank National Association ND and other defendants removed the case to federal court. The case remains pending in federal court. Trial is scheduled to commence on August 13, 2012.

           Baker, et al. v. Century Financial Group, et al., Case No. 4:04-CV-W-0201-SOW (Baker), currently pending in the Circuit Court of Clay County, Missouri, is a putative class action against Century Financial and others charging violations of Missouri's Second Mortgage Loan Act. In particular, in a Fourth Amended Complaint ("Complaint"), Plaintiffs James and Jill Baker and others bring suit against Century Financial, as the originator of various second mortgage loans in Missouri, and against IMPAC Funding Corporation, IMH Assets Corporation, IMPAC Mortgage Holdings, Inc., IMPAC Secured Assets Corporation, and two terminated IMPAC trusts (collectively, the "IMPAC Defendants"), among others, as alleged holders of notes associated with second mortgage loans originated by Century Financial. The Plaintiffs' allegations are similar to those asserted by the Plaintiffs in the Gilmor action, discussed above. Plaintiffs seek on behalf of themselves and the members of the putative class, among other things, disgorgement or restitution of all allegedly improperly-collected charges, the right to rescind all affected loan transactions, the right to offset any finance charges, closing costs, points or other loan fees paid against the principal amounts due on the loans if rescinded, actual and punitive damages, and attorneys' fees. The case was subsequently removed to federal court and later remanded by the federal court to the Circuit Court of Clay County, Missouri. The IMPAC Defendants filed an Answer on March 7, 2005. Limited discovery has taken place since this date, including additional discovery responses by certain IMPAC Defendants during 2008.

           The Gilmor and Baker purported class action lawsuits are similar in nature in that they allege that the mortgage loan originators violated the respective state's statutes by charging excessive fees and costs when making second mortgage loans on residential real estate. The complaints allege that IFC was a purchaser, and is a holder, along with other affiliated entities, of second mortgage loans originated by other lenders. The plaintiffs in the lawsuits are seeking damages that include disgorgement of interest paid, restitution, rescission, actual damages, statutory damages, exemplary damages, pre-judgment interest and punitive damages. No specific dollar amount of damages is specified in the complaints.

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

Lease Commitments

           The Company leases office space and certain office equipment under long-term leases expiring at various dates through 2017. Future minimum commitments under non-cancelable leases are as follows:

	Operating Leases	Capital Leases	Total
Year 2012	$8,008	$398	$8,406
Year 2013	7,961	410	8,371
Year 2014	8,206	127	8,333
Year 2015	8,285	12	8,297
Year 2016	7,962	-	7,962
Year 2017 and thereafter	-	-	-

Subtotal	40,422	947	41,369
Sublet income	(15,258)	-	(15,258)

Total lease commitments	$25,164	$947	$26,111

           Total rental expense for the years ended December 31, 2011 and 2010 was $5.0 million and $3.7 million, respectively. During 2011 and 2010, approximately $4.4 million and $4.0 million, respectively, were charged to continuing operations, and is included in occupancy expense in the consolidated statements of operations. Included in rent expense for 2011 and 2010, is an increase of $566 thousand and a reduction of $284 thousand, respectively, related to changes in estimated lease liabilities as a result of changes in our expected minimum future lease payments.

Repurchase Reserve—Discontinued Operations

           When the Company sold loans as part of its discontinued non-conforming loan origination business, it was required to make normal and customary representations and warranties about the loans to the purchaser. The Company's whole loan sale agreements generally required it to repurchase loans if the Company breached a representation or warranty given to the loan purchaser.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           The activity related to the discontinued operations repurchase reserve for previously sold loans for the years ended December 31, 2011 and 2010 is as follows:

	For the year ended December 31,
	2011	2010
Beginning balance	$7,987	$10,967
Provision for repurchases	3,387	2,685
Settlements	(6,161)	(5,665)

Total repurchase reserve	$5,213	$7,987

Concentration of Risk

           The aggregate unpaid principal balance of loans in the Company's long-term mortgage portfolio secured by properties in California and Florida was $5.0 billion and $1.1 billion, or 52% and 11%, respectively, at December 31, 2011.

           The Company does not have a significant concentration of risk to any individual client except for the U.S. government and its agencies relating to its concentration of loan sales.

Note 18.—Employee Benefit Plans

401(k) Plan

           After meeting certain employment requirements, employees can participate in the Company's 401(k) plan. Under the 401(k) plan, employees may contribute up to 25% of their salaries, pursuant to certain restrictions. The Company matches 50% of the first 4% of employee contributions. Additional contributions may be made at the discretion of the board of directors. During the year ended December 31, 2011, the Company recorded approximately $375 thousand for basic matching contributions. During the year ended December 31, 2010, the Company recorded approximately $335 thousand for basic matching contributions. There were no discretionary matching contributions recorded during the years ended December 31, 2011 or 2010.

Note 19.—Related Party Transactions

           Historically, mortgage loans have been extended to officers and directors of the Company. All such loans were made at the prevailing market rates and conditions existing at the time. During 2011 and 2010, no mortgage loans were extended to officers or directors.

           The Company earns mortgage and real estate service fees by providing such services to its long-term mortgage portfolio.

Note 20.—Sale of Experience 1, Inc.

           In September 2011, the Company sold 7,000 of its 8,000 shares of common stock of its majority-owned subsidiary Experience 1, Inc., the parent of a title insurance company, for total consideration of $3.36 million, recording a gain of approximately $1.78 million. The Company received proceeds in the

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

form of cash and a secured promissory note in the amount of $60 thousand, which bears interest at 4% and has a term of 24 months.

           In October 2011, the Company sold its remaining 1,000 shares for $360 thousand, recording a gain of approximately $160 thousand. The Company accepted two secured promissory notes in the amount of $180 thousand each, which bear interest at 4% and have terms of 24 months.

           In a separate transaction associated with the sale, the Company agreed to sell fixed assets and intellectual property to Experience 1, Inc. for $140 thousand. The Company accepted a promissory note of $140 thousand, which bears interest at 8% and has a term of 12 months.

           As part of the sales agreement, the Company provided operational and administrative services including, accounting, human resources, and information technology at a predetermined price through October 31, 2011, and may continue to do so thereafter at an agreed upon price.

Note 21.—Business Combinations

           On October 1, 2010, Excel Mortgage Servicing, Inc., a wholly-owned subsidiary of IRES, completed the acquisition of 51% of AmeriHome whereby the Company made a $1.1 million cash payment to AmeriHome and entered into a note payable for $720,000. As part of the transaction, the Company was granted an option to purchase an additional 39% of AmeriHome beginning January 1, 2011 for 1.5 times 39% of the lesser of $5 million or Issuer's Book Value (IBV) of AmeriHome plus $550,000 in cash (see call option in Note 2.—Fair Value of Financial Instruments). This option has a three-year term. In addition the founder of AmeriHome has a put option to sell his remaining 49% ownership beginning January 1, 2014 to the Company for the lesser of $5 million or IBV (see put option in Note 2.—Fair Value of Financial Instruments). The IBV of AmeriHome was approximately $2.3 million at the time the Company purchased its 51% ownership interest.

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

Note 22.—Discontinued Operations

           During 2007, the Company announced plans to exit substantially all of its non-conforming mortgage, commercial, retail, and warehouse lending operations. Consequently, the amounts related to these operations are presented as discontinued operations in the Company's consolidated statements of operations and comprehensive loss and its consolidated statements of cash flows, and the asset groups exited are reported as assets and liabilities of discontinued operations in its consolidated balance sheets for the periods presented.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           The following table presents the discontinued operations' condensed balance sheets as of December 31, 2011 and 2010:

	At December 31,
	2011	2010
Cash and cash equivalents	$12	$113
Restricted cash	-	91
Other assets	252	169

Total assets	$264	$373

Total liabilities	$9,932	$13,053

Total stockholders' deficit	$(9,668)	$(12,680)

           The following table presents discontinued operations' condensed statement of operations for the years ended December 31, 2011 and 2010.

	For the years ended December 31,
	2011	2010
Net interest income	$-	$61
Provision for Repurchases	(3,387)	(2,686)
Other non-interest income	1,604	3,390
Non-interest expense and income taxes	(1,295)	1,473

Net (loss) earnings	$(3,078)	$2,238

Note 23.—Subsequent Events

           The Company has evaluated subsequent events through the date this financial statement was issued.

           In February 2012, the Company entered into a new $7.5 million structured debt agreement using eight of the Company's residual interests (net trust assets) as collateral. The Company used a portion of the proceeds to pay off the $408 thousand balance owed on the previous debt agreement. The Company received proceeds of $7.0 million, net of the aforementioned payoff and transaction costs of approximately $50 thousand. It bears interest at a fixed rate of 25% per annum and is amortized in equal principal payments over 18 months.