Form 10-Q
period 2012-03-31
IMPAC MORTGAGE HOLDINGS INC
filed 2012-05-15
CIK 1000298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

There were 7,845,146 shares of common stock outstanding as of May 11, 2012.

IMPAC MORTGAGE HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Cash and cash equivalents	$7,302	$7,653
Restricted cash	1,404	5,019
Trust assets
Investment securities available-for-sale	189	688
Securitized mortgage collateral	5,573,365	5,449,001
Derivative assets	38	37
Real estate owned	50,064	56,467
Total trust assets	5,623,656	5,506,193

Mortgage loans held-for-sale	58,916	61,718
Assets of discontinued operations	316	264
Other assets	32,398	31,193
Total assets	$5,723,992	$5,612,040

LIABILITIES
Trust liabilities
Securitized mortgage borrowings	$5,579,512	$5,454,901
Derivative liabilities	21,685	24,786
Total trust liabilities	5,601,197	5,479,687

Warehouse borrowings	55,415	58,691
Long-term debt	12,163	11,561
Notes payable	6,797	5,182
Liabilities of discontinued operations	9,966	9,932
Other liabilities	11,895	15,890
Total liabilities	5,697,433	5,580,943

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Series A junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none issued or outstanding	—	—
Series B 9.375% redeemable preferred stock, $0.01 par value; liquidation value $16,904; 2,000,000 shares authorized, 665,592 noncumulative shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	7	7
Series C 9.125% redeemable preferred stock, $0.01 par value; liquidation value $35,389; 5,500,000 shares authorized; 1,405,086 noncumulative shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	14	14
Common stock, $0.01 par value; 200,000,000 shares authorized; 7,835,746 and 7,814,946 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	78	78
Additional paid-in capital	1,076,799	1,076,723
Net accumulated deficit:	—	—
Cumulative dividends declared	(822,520)	(822,520)
Retained deficit	(229,124)	(224,334)
Net accumulated deficit	(1,051,644)	(1,046,854)
Total Impac Mortgage Holdings, Inc. stockholders’ equity	25,254	29,968
Noncontrolling interests	1,305	1,129
Total equity	26,559	31,097
Total liabilities and stockholders’ equity	$5,723,992	$5,612,040

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	For the Three Months
	Ended March 31,
	2012	2011
INTEREST INCOME	$142,792	$218,082
INTEREST EXPENSE	141,738	216,547
Net interest income	1,054	1,535

NON-INTEREST INCOME:
Change in fair value of net trust assets, excluding REO	6,400	4,896
Losses from REO	(9,427)	(4,249)
Non-interest (loss) income - net trust assets	(3,027)	647

Mortgage and real estate services fees	14,036	12,240
Other	(615)	(17)
Total non-interest income	10,394	12,870

NON-INTEREST EXPENSE:
Personnel expense	10,485	10,766
General, administrative and other	4,219	4,579
Total non-interest expense	14,704	15,345
Loss from continuing operations before income taxes	(3,256)	(940)
Income tax expense from continuing operations	30	12
Loss from continuing operations	(3,286)	(952)
Loss from discontinued operations, net of tax	(1,268)	(350)
Net loss	(4,554)	(1,302)
Net (earnings) loss attributable to noncontrolling interests	(236)	315
Net loss attributable to IMH	$(4,790)	$(987)

Loss per common share - basic and diluted:
Loss from continuing operations attributable to IMH	$(0.45)	$(0.08)
Loss from discontinued operations	(0.16)	(0.04)
Net loss per share available to common stockholders	$(0.61)	$(0.12)

See accompanying notes to consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Three Months
	Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,554)	$(1,302)

Losses from REO	9,427	4,249
Extinguishment of debt	423	—
Change in fair value of mortgage servicing rights	(257)	99
Gain on sale of loans	(8,650)	(90)
Change in fair value of mortgage loans held-for-sale	533	(625)
Provision for repurchases	293	117
Origination of mortgage loans held-for-sale	(354,033)	(53,444)
Sale and principal reduction on mortgage loans held-for-sale	362,498	26,554
Change in fair value of net trust assets, excluding REO	(10,167)	(21,950)
Change in fair value of long-term debt	93	(238)
Accretion of interest income and expense	69,553	87,158
Change in REO impairment reserve	(7,785)	(10,305)
Stock-based compensation	67	76
Net change in restricted cash	3,615	(1,012)
Amortization of discount on note payable	89	—
Net cash provided by (used in) operating activities of discontinued operations	26	(1,076)
Net change in other assets and liabilities	1,340	(1,741)
Net cash provided by operating activities	62,511	26,470

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in securitized mortgage collateral	136,934	178,988
Net change in mortgages held-for-investment	3	3
Purchase of premises and equipment	(33)	(351)
Net principal change on investment securities available-for-sale	69	56
Proceeds from the sale of real estate owned	26,763	49,736
Net cash provided by investing activities	163,736	228,432

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of warehouse borrowings	(350,228)	(25,675)
Borrowings under warehouse agreement	346,952	55,884
Repayment of line of credit	(5,500)	—
Borrowings under line of credit	1,500	—
Repayment of securitized mortgage borrowings	(220,239)	(287,146)
Issuance of note payable	7,500	—
Principal payments on notes payable	(6,457)	(1,826)
Principal payments on capital lease	(91)	—
Proceeds from exercise of stock options	9	—
Net cash used in financing activities	(226,554)	(258,763)

Net change in cash and cash equivalents	(307)	(3,861)
Cash and cash equivalents at beginning of year	7,665	11,620
Cash and cash equivalents at end of year - continuing operations	7,302	7,750
Cash and cash equivalents at end of year - discontinued operations	56	9
Cash and cash equivalents at end of year	$7,358	$7,759

NON-CASH TRANSACTIONS (Continuing and Discontinued Operations):
Transfer of securitized mortgage collateral to real estate owned	$22,002	$25,735
Acquisition of equipment purchased through capital leases	199	—

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

The Company’s continuing operations include the mortgage and real estate fee-based business activities conducted by IRES and the long-term mortgage portfolio (residual interests in securitizations reflected as net trust assets and liabilities in the consolidated balance sheets.) The discontinued operations include the former non-conforming mortgage and retail operations conducted by IFC and subsidiaries.

The information set forth in these notes is presented on a continuing operations basis, unless otherwise stated.

Market Update and Liquidity

While there were positive economic signs during the first quarter of 2012, the United States economy continues to face a number of challenges.  Employment conditions began to show signs of improvement during the first quarter.  Unemployment continues to be on a favorable downward trend, although still remains high above 8%.  However, according to the Wall Street Journal, most of the declines were due to more Americans leaving the work force.  As economic recovery continues at a slow rate, Federal Reserve policymakers currently anticipate that economic conditions are likely to warrant exceptionally low levels for the federal funds interest rate at least through late 2014.

Real estate activity showed some encouraging signs of stability although home prices continued to decline in many parts of the U.S. during the first quarter.  Although the pace of new foreclosures has fallen from its peak, in part due to industry-wide compliance issues, further declines in home prices may be necessary before substantial progress in reducing the inventory of homes occurs. Serious threats to economic growth remain however, including continued pressure and uncertainty in the housing market and elevated unemployment levels.  Although the economy added jobs in 2012, the pace of new job creation continues to be slower than needed to meaningfully reduce unemployment. As a result, there continues to be uncertainty as to how pronounced the economic recovery will be and whether it can be sustained.

The Company believes that current cash balances, cash flows from its mortgage lending activities, mortgage and real estate services fees generated from the long-term mortgage portfolio, and residual interest cash flows from the long-term mortgage portfolio are adequate for current operating needs. However, the Company believes the mortgage lending and real estate services markets are volatile, highly competitive and subject to increased regulation. Competition in mortgage lending comes primarily from mortgage bankers, commercial banks, credit unions and other finance companies which have offices in the Company’s market area as well as operations throughout the United States. The Company competes for loans principally on the basis of the interest rates and loan fees charged, the types of loans originated and the quality of services provided to borrowers. Additionally, competition for real estate recovery services, loss mitigation servicing, loan modification services and other portfolio services has increased due to the unprecedented difficult mortgage environment and severe credit tightening, coupled with the stagnant economy. The Company’s competitors include large mortgage servicers, established special servicers, and newer entrants to the specialty servicing and recovery collections business. Efforts to market the Company’s ability to provide mortgage and real estate services for others is more difficult than many of its competitors because the Company has not historically provided such services to unrelated third parties, and the Company is not a rated primary or special servicer of residential mortgage loans as designated by a rating agency. Additionally, performance of the long-term mortgage portfolio is subject to the continued deterioration in the real estate market and current economic conditions. Cash flows from the residual interests in securitizations can be volatile, because they are sensitive to delinquencies, defaults and credit losses associated with the securitized loans and interest rates associated with the securitized bonds. Losses in excess of current estimates will reduce the residual interest cash receipts from the long-term mortgage portfolio.

Financial Statement Presentation

The accompanying unaudited consolidated financial statements of IMH and its subsidiaries (as defined above) have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These interim period condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the United States Securities and Exchange Commission (SEC).

All significant inter-company balances and transactions have been eliminated in consolidation. In addition, certain amounts in the prior periods’ consolidated financial statements have been reclassified to conform to the current year presentation.

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these consolidated financial statements in conformity with GAAP. The items affected by such estimates and assumptions include the valuation of trust assets and trust liabilities, the estimated obligation of repurchase liabilities related to sold loans, the valuation of long-term debt, mortgage servicing rights and mortgage loans held-for-sale. Actual results could differ from those estimates and assumptions.

Recently Adopted Accounting Pronouncements

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. Under this new standard, entities testing goodwill for impairment now have an option of performing a qualitative assessment before having to calculate the fair value of a reporting unit. If an entity determines, on the basis of qualitative factors, that the fair value of the reporting unit is more-likely-than-not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. This ASU was effective beginning January 1, 2012, with early adoption permitted under certain conditions. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 amends guidance listed under ASC Topic 820, “Fair Value Measurement,” and represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. This Update also permits entities to measure fair value on a net basis for financial instruments that are managed based on net exposure to market risks and/or counterparty credit risk. ASU 2011-04 requires new disclosures for financial instruments classified as Level 3, including: 1) quantitative information about unobservable inputs used in measuring fair value, 2) qualitative discussion of the sensitivity of fair value measurements to changes in unobservable inputs, and 3) a description of valuation processes used. This update also requires disclosure of fair value levels for financial instruments that are not recorded at fair value but for which fair value is required to be disclosed.  ASU 2011-04 became effective prospectively for interim and annual periods beginning after December 15, 2011. The Company has conformed to the new disclosures required in ASU 2011-04 during the first quarter of 2012.

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

In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and estimable. In any case, there may be an exposure to losses in excess of any such amounts whether accrued or not. Any estimated loss is subject to significant judgment and is based upon currently available information, a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated loss will change from time to time, and actual results may vary significantly from the current estimate. Therefore, an estimate of possible loss represents what the Company believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company’s maximum loss exposure. At March 31, 2012, the Company does not have an accrued liability recorded for such estimated loss exposure.

Based on the Company’s current understanding of these pending legal actions and proceedings, management cannot ascertain whether the judgments or settlements arising from pending or threatened legal matters, individually or in the aggregate, will have a material adverse effect on the consolidated financial position, operating results or cash flows of the Company. However, in light of the inherent uncertainties involved in these matters, some of which are beyond the Company’s control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to the Company’s results of operations or cash flows for any particular reporting period.

Updates to legal matters since the filing of our Form 10-K for the year ended December 31, 2011 are as follows:

On April 30, 2012 a matter was filed in the Superior Court of the State of California, Orange County entitled Rene Marentes and Martha Marentes v. Impac Mortgage Holdings, Inc.  The complaint is a putative class action matter contending that certain loan modification activities of the company constitute an unfair business practice, that they constitute false advertising and marketing and that the fees charged are improper.  The complaint seeks unspecified damages, restitution, injunctive relief, attorney’s fees and pre-judgment interest.

On May 26, 2011, a matter was filed in the United States District Court, Central District of California as Case No. CV11-4514 DSF entitled Citigroup Global Markets, Inc. v. Impac Secured Assets Corp., Impac Funding Corporation and Impac Mortgage Holdings, Inc. The action alleges a violation of Section 18 and Section 20 of the Securities and Act of 1933 and negligent misrepresentation, all involved in the issuance and sale of bonds from a securitization trust. The plaintiff alleges they relied on certain documents filed with the Securities and Exchange Commission (SEC) that were subsequently the subject of an amended filing. The matter seeks unspecified damages, interest, legal fees and litigation expenses.  On May 3, 2012, the Court granted a motion by the plaintiffs for partial summary judgment except with respect to the negligent misrepresentation claim against Impac Mortgage Holdings, Inc.

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

The following table presents the estimated fair value of financial instruments included in the consolidated financial statements as of the dates indicated:

	March 31, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$7,302	$7,302	$7,653	$7,653
Restricted cash	1,404	1,404	5,019	5,019
Investment securities available-for-sale	189	189	688	688
Securitized mortgage collateral	5,573,365	5,573,365	5,449,001	5,449,001
Derivative assets, securitized trusts	38	38	37	37
Derivative assets, lending	1,674	1,674	1,179	1,179
Mortgage servicing rights	4,807	4,807	4,141	4,141
Mortgage loans held-for-sale	58,916	58,916	61,718	61,718
Call option	280	280	253	253

Liabilities
Securitized mortgage borrowings	5,579,512	5,579,512	5,454,901	5,454,901
Derivative liabilities, securitized trusts	21,685	21,685	24,786	24,786
Derivative liabilities, lending	—	—	624	624
Long-term debt	12,163	12,163	11,561	11,561
Warehouse borrowings	55,415	55,415	58,691	58,691
Notes payable	6,797	6,797	5,182	5,941
Line of credit	—	—	4,000	4,000

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

As a result of the lack of observable market data resulting from inactive markets, the Company has classified its investment securities available-for-sale, securitized mortgage collateral and borrowings, net derivative liabilities — securitized trusts, long-term debt, mortgage servicing rights, and call and put options as Level 3 fair value measurements. Level 3 assets and liabilities were 99% and 100%, respectively, of total assets and total liabilities measured at estimated fair value at March 31, 2012 and December 31, 2011.

Recurring Fair Value Measurements

We assess our financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by ASC Topic 810. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the beginning of the reporting period. There were no material transfers between our Level 1 and Level 2 classified instruments during the three months ended March 31, 2012.

The following tables present the Company’s assets and liabilities that are measured at estimated fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option at March 31, 2012 and December 31, 2011, based on the fair value hierarchy:

	Recurring Fair Value Measurements
	March 31, 2012			December 31, 2011
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investment securities available-for-sale	$—	$—	$189	$—	$—	$688
Mortgage loans held-for-sale	—	58,916	—	—	61,718	—
Derivative assets, net, lending (1)	—	1,674	—	—	555	—
Mortgage servicing rights (2)	—	—	4,807	—	—	4,141
Call option (2)	—	—	280	—	—	253
Securitized mortgage collateral	—	—	5,573,365	—	—	5,449,001
Total assets at fair value	$—	$60,590	$5,578,641	$—	$62,273	$5,454,083

Liabilities
Securitized mortgage borrowings	$—	$—	$5,579,512	$—	$—	$5,454,901
Derivative liabilities, net, securitized trusts (3)	—	—	21,647	—	—	24,749
Long-term debt	—	—	12,163	—	—	11,561
Total liabilities at fair value	$—	$—	$5,613,322	$—	$—	$5,491,211

(1)          At March 31, 2012, derivative assets, net, lending, included $1.6 million in interest rate lock commitments (IRLCs) and $118 thousand in hedging instruments, respectively, associated with the Company’s mortgage lending operations, and is included in other assets and other liabilities in the accompanying consolidated balance sheets.

(2)          Included in other assets in the accompanying consolidated balance sheets.

(3)          At March 31, 2012, derivative liabilities, net—securitized trusts, included $38 thousand in derivative assets and $21.7 million in derivative liabilities, included within trust assets and trust liabilities, respectively. At December 31, 2011, derivative liabilities, net—securitized trusts, included $37 thousand in derivative assets and $24.8 million in derivative liabilities, included within trust assets and trust liabilities, respectively.

The following tables present a reconciliation for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2012 and 2011:

	Level 3 Recurring Fair Value Measurements
	For the three months ended March 31, 2012
	Investment securities available- for-sale	Securitized mortgage collateral	Securitized mortgage borrowings	Derivative liabilities, net	Mortgage servicing rights	Call option	Long-term debt
Fair value, December 31, 2011	$688	$5,449,001	$(5,454,901)	$(24,749)	$4,141	$253	$(11,561)
Total gains (losses) included in earnings:
Interest income (1)	13	51,940	—	—	—	—	—
Interest expense (1)	—	—	(120,997)	—	—	—	(509)
Change in fair value	(443)	231,360	(223,956)	(561)	257	27	(93)
Total gains (losses) included in earnings	(430)	283,300	(344,953)	(561)	257	27	(602)
Transfers in and/or out of Level 3	—	—	—	—	—	—	—
Purchases, issuances and settlements
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	2,454	—	—
Settlements	(69)	(158,936)	220,342	3,663	(2,045)	—	—
Fair value, March 31, 2012	$189	$5,573,365	$(5,579,512)	$(21,647)	$4,807	$280	$(12,163)
Unrealized gains (losses) still held (2)	$72	$(3,685,532)	$5,694,493	$(20,884)	$—	$—	$58,600

(1)          Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. The total net interest income, including cash received and paid, was $1.1 million for the three months ended March 31, 2012, as reflected in the accompanying consolidated statement of operations. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations is primarily from contractual interest on the securitized mortgage collateral and borrowings.

(2)          Represents the amount of unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held and reflected in the fair values at March 31, 2012.

	Level 3 Recurring Fair Value Measurements
	For the three months ended March 31, 2011
	Investment securities available- for-sale	Securitized mortgage collateral	Securitized mortgage borrowings	Derivative liabilities, net	Mortgage servicing rights	Call option	Put option	Long-term debt
Fair value, December 31, 2010	$645	$6,011,675	$(6,012,745)	$(65,876)	$1,439	$706	$(61)	$(11,728)
Total gains (losses) included in earnings:
Interest income (1)	28	107,369	—	—	—	—	—	—
Interest expense (1)	—	—	(194,015)	—	—	—	—	(540)
Change in fair value	(202)	139,446	(137,278)	2,930	(99)	(223)	—	238)
Total gains (losses) included in earnings	(174)	246,815	(331,293)	2,930	(99)	(223)	—	(302)
Transfers in and/or out of Level 3	—	—	—	—	—	—	—	—
Purchases, issuances and settlements
Purchases	—	—	—	—		—	—	—
Issuances	—	—	—	—	—	—	—	—
Settlements	(56)	(204,724)	287,461	16,741	—	—	—	—
Fair value, March 31, 2011	$415	$6,053,766	$(6,056,577)	$(46,205)	$1,340	$483	$(61)	$(12,030)
Unrealized gains (losses) still held (2)	$202	$(4,342,090)	$6,222,257	$(46,475)	$—	$—	$—	$58,733

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

The following table presents quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring and non-recurring basis at March 31, 2012.

Financial Instrument	Estimated Fair Value	Valuation Technique	Unobservable Input	Range of Inputs
Assets and liabilities backed by real estate
Investment securities available-for-sale,	$189		Discount rates	6.00 - 30.0%
Securitized mortgage collateral, and	5,573,365	DCF	Prepayment rates	0.9 - 15.5%
Securitized mortgage borrowings	(5,579,512)		Default rates	0.23 - 8.2%
			Loss severities	15.4 - 71.8%

Other assets and liabilities
Mortgage servicing rights	$4,807	DCF	Discount rate	12.0%
			Prepayment rates	11.9 - 14.7%
Derivative liabilities, net, securitized trusts	(21,647)	DCF	1M forward LIBOR	0.24 - 3.8%
Long-term debt	(12,163)	DCF	Discount rate	25.0%
Lease Liability	(2,201)	DCF	Discount rate	12.0%

DCF = Discounted Cash Flow

1M = 1 Month

For assets and liabilities backed by real estate, a significant increase in discount rates, default rates or loss severities would result in a significantly lower estimated fair value.  The impact of changes in prepayment speeds would have differing impacts depending on the seniority or other characteristics of the instrument.  For other assets and liabilities, a significant increase in discount rates would result in a significantly lower estimated fair value.  A significant increase in one-month LIBOR would result in a significantly higher estimated fair value for derivative liabilities, net, securitized trusts.  The Company believes that the imprecision of an estimate could be significant.

The following tables present the changes in recurring fair value measurements included in net earnings (loss) for the three months ended March 31, 2012 and 2011:

	Recurring Fair Value Measurements
	Change in Fair Value Included in Net Earnings
	For the three months ended March 31, 2012
	Interest	Interest	Change in Fair Value of			Other Non-interest	Mortgage and real
	Income (1)	Expense (1)	Net Trust Assets		Long-term Debt	Income	estate services fees	Total
Investment securities available-for-sale	$13	$—	$(443)		$—	$—	$—	$(430)
Securitized mortgage collateral	51,940	—	231,360		—	—	—	283,300
Securitized mortgage borrowings	—	(120,997)	(223,956)		—	—	—	(344,953)
Mortgage servicing rights	—	—	—		—	257	—	257
Call option	—	—	—		—	27	—	27
Derivative liabilities, net	—	—	(561	) (2)	—	—	—	(561)
Long-term debt	—	(509)	—		(93)	—	—	(602)
Mortgage loans held-for-sale	—	—	—		—	—	(534)	(534)
Derivative assets - IRLCs	—	—	—		—	—	377	377
Derivative liabilities - Hedging Instruments	—	—	—		—	—	742	742
Total	$51,953	$(121,506)	$6,400	(3)	$(93)	$284	$585	$(62,377)

(1)          Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.

(2)          Included in this amount is $3.2 million in change in the fair value of derivative instruments, offset by $3.8 million in cash payments from the securitization trusts for the three months ended March 31, 2012.

(3)          For the three months ended March 31, 2012, change in the fair value of trust assets, excluding REO was $6.4 million.  Excluded from the $10.2 million change in fair value of net trust assets, excluding REO, in the accompanying consolidated statement of cash flows is $3.8 million in cash payments from the securitization trusts related to the Company’s net derivative liabilities.

	Recurring Fair Value Measurements
	Change in Fair Value Included in Net Loss
	For the three months ended March 31, 2011
	Interest	Interest	Change in Fair Value of			Other Non-interest	Mortgage and real
	Income (1)	Expense (1)	Net Trust Assets		Long-term Debt	Income	estate services fees	Total
Investment securities available-for-sale	$28	$—	$(202)		$—	$—	$—	$(174)
Securitized mortgage collateral	107,369	—	139,446		—	—	—	246,815
Securitized mortgage borrowings	—	(194,015)	(137,278)		—	—	—	(331,293)
Mortgage servicing rights	—	—	—		—	(99)	—	(99)
Call option	—	—	—		—	(223)	—	(223)
Derivative liabilities, net	—	—	2,930	(2)	—	—	—	2,930
Long-term debt	—	(540)	—		238	—	—	(302)
Mortgage loans held-for-sale	—	—	—		—	—	625	625
Total	$107,397	$(194,555)	$4,896	(3)	$238	$(322)	$625	$(81,721)

(1)          Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.

(2)          Included in this amount is $20.0 million in change in the fair value of derivative instruments, offset by $17.1 million in cash payments from the securitization trusts for the three months ended March 31, 2011.

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

Investment securities available-for-sale—Investment securities available-for-sale are carried at fair value. The investment securities consist primarily of non-investment grade mortgage-backed securities. The fair value of the investment securities is measured based upon the Company’s expectation of inputs that other market participants would use. Such assumptions include judgments about the underlying collateral, prepayment speeds, future credit losses, forward interest rates and certain other factors. Given the market disruption and lack of observable market data as of March 31, 2012 and December 31, 2011, the estimated fair value of the investment securities available-for-sale was measured using significant internal expectations of market participants’ assumptions. Investment securities available-for-sale are considered a Level 3 measurement at March 31, 2012.

Mortgage servicing rights—The Company elected to carry all of its mortgage servicing rights arising from its mortgage loan origination operation at fair value. The fair value of mortgage servicing rights is based upon an internal discounted cash flow model. The valuation model incorporates assumptions that market participants would use in estimating the fair value of servicing. These assumptions include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, prepayment and late fees, among other considerations. Mortgage servicing rights are considered a Level 3 measurement at March 31, 2012.

Mortgage loans held-for-sale—The Company elected to carry its mortgage loans held-for-sale originated from its mortgage loan origination operation at fair value. Fair value is based on quoted market prices, where available, prices for other traded mortgage loans with similar characteristics, and purchase commitments and bid information received from market participants. Given the meaningful level of secondary market activity for conforming mortgage loans, active pricing is available for similar assets and accordingly, the Company classifies its mortgage loans held-for-sale as a Level 2 measurement at March 31, 2012.

Call option—As part of the acquisition of AmeriHome as more fully discussed in Note 21.—Business Combinations of our Annual Report on Form 10-K for the year ended December 31, 2011, the purchase agreement included a call option to purchase an additional 39% of AmeriHome. The estimated fair value is based on a multinomial model incorporating various assumptions including expected future book value of AmeriHome, the probability of the option being exercised, volatility, expected term and certain other factors. The call option is considered a Level 3 measurement at March 31, 2012.

Put option—As part of the acquisition of AmeriHome, a put option which allows the noncontrolling interest holder to sell his remaining 49% of AmeriHome to the Company in the event the Company does not exercise the call option discussed above. The estimated fair value is based on a multinomial model incorporating various assumptions including expected future book value of AmeriHome, the probability of the option being exercised, volatility, expected term and certain other factors. The put option is considered a Level 3 measurement at March 31, 2012.

Securitized mortgage collateral—The Company elected to carry all of its securitized mortgage collateral at fair value. These assets consist primarily of non-conforming mortgage loans securitized between 2002 and 2007. Fair value measurements are based on the Company’s internal models used to compute the net present value of future expected cash flows, with observable market participant assumptions, where available. The Company’s assumptions include its expectations of inputs that other market participants would use in pricing these assets. These assumptions include judgments about the underlying collateral, prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of March 31, 2012, securitized mortgage collateral had an unpaid principal balance of $9.3 billion, compared to an estimated fair value of $5.6 billion. The aggregate unpaid principal balance exceeds the fair value by $3.7 billion at March 31, 2012.  As of March 31, 2012, the unpaid principal balance of loans 90 days or more past due was $1.6 billion compared to an estimated fair value of $0.5 billion. The aggregate unpaid principal balances of loans 90 days or more past due exceed the fair value by $1.1 billion at March 31, 2012. Securitized mortgage collateral is considered a Level 3 measurement at March 31, 2012.

Securitized mortgage borrowings—The Company elected to carry all of its securitized mortgage borrowings at fair value. These borrowings consist of individual tranches of bonds issued by securitization trusts and are primarily backed by non-conforming mortgage loans. Fair value measurements are based on the Company’s internal models used to compute the net present value of future expected cash flows, with observable market participant assumptions, where available. Fair value measurements include the Company’s judgments about the underlying collateral and assumptions such as prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of March 31, 2012, securitized mortgage borrowings had an outstanding principal balance of $9.4 billion compared to an estimated fair value of $5.6 billion. The aggregate outstanding principal balance exceeds the fair value by $3.8 billion at March 31, 2012. Securitized mortgage borrowings is considered a Level 3 measurement at March 31, 2012.

Long-term debt—The Company elected to carry all of its long-term debt (consisting of trust preferred securities and junior subordinated notes) at fair value. These securities are measured based upon an analysis prepared by management, which considered the Company’s own credit risk, including settlements with trust preferred debt holders and discounted cash flow analysis. As of March 31, 2012, long-term debt had an unpaid principal balance of $70.5 million compared to an estimated fair value of $12.2 million. The aggregate unpaid principal balance exceeds the fair value by $58.3 million at March 31, 2012. The long-term debt is considered a Level 3 measurement at March 31, 2012.

Derivative assets and liabilities, Securitized trusts—For non-exchange traded contracts, fair value is based on the amounts that would be required to settle the positions with the related counterparties as of the valuation date. Valuations of derivative assets and liabilities are based on observable market inputs, if available. To the extent observable market inputs are not available, fair values measurements include the Company’s judgments about future cash flows, forward interest rates and certain other factors, including counterparty risk. Additionally, these values also take into account the Company’s own credit standing, to the extent applicable; thus, the valuation of the derivative instrument includes the estimated value of the net credit differential between the counterparties to the derivative contract. As of March 31, 2012, the notional balance of derivative assets and liabilities, securitized trusts was $1.3 billion. These derivatives are included in the consolidated securitization trusts, which are nonrecourse to the Company, and thus the economic risk from these derivatives is limited to the Company’s residual interests in the securitization trusts. Derivative assets and liabilities, securitized trusts are considered a Level 3 measurement at March 31, 2012.

Derivative assets and liabilities, Lending—The Company’s derivative assets and liabilities are carried at fair value as required by GAAP and are accounted for as free standing derivatives. The derivative assets are IRLCs with prospective residential mortgage borrowers whereby the interest rate on the loan is determined prior to funding and the borrowers have locked in that interest rate. These commitments are determined to be derivative instruments. The derivative liabilities are Hedging Instruments used to hedge the fair value changes associated with changes in interest rates relating to its mortgage loan origination operations. The Company hedges the period from the interest rate lock (assuming a fall-out factor) to the date of the loan sale. The estimated fair value is based on current market prices for similar instruments. Given the meaningful level of secondary market activity for derivative contracts, active pricing is available for similar assets and accordingly, the Company classifies its derivative assets and liabilities, lending as a Level 2 measurement at March 31, 2012.

The following table includes information for the derivative assets and liabilities — lending for the periods presented:

		Total Gains (Losses)
	Notional Balance	For the Three Months Ended
	March 31, 2012	March 31, 2012 (1)
Derivative assets - IRLC’s	$138,675	377
Derivative liabilities - TBA/FNMA’s	127,317	(1,287)

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

The following tables present financial and non-financial assets and liabilities measured using nonrecurring fair value measurements at March 31, 2012 and 2011, respectively:

	Nonrecurring Fair Value Measurements			Total Gains (Losses)
	March 31, 2012			For the Three Months Ended
	Level 1	Level 2	Level 3	March 31, 2012 (3)
REO (1)	$—	$37,814	$—	$(9,427)
Lease liability (2)	—	—	(2,201)	(217)

(1)          Balance represents REO at March 31, 2012 which have been impaired subsequent to foreclosure. Amounts are included in continuing operations. For the three months ended March 31, 2012, the $9.4 million loss represents additional impairment write-downs attributable to higher expected loss severities on properties held during the period which resulted in a decrease to net realizable value (NRV).

(2)          Amounts are included in discontinued operations. For the three months ended March 31, 2012, the Company recorded $217 thousand in losses resulting from changes in lease liabilities as a result of changes in our expected minimum future lease payments.

(3)          Total losses reflect losses from all nonrecurring measurements during the period.

	Nonrecurring Fair Value Measurements			Total Gains (Losses)
	March 31, 2011			For the Three Months Ended
	Level 1	Level 2	Level 3	March 31, 2011 (3)
REO (1)	$—	$62,656	$—	$(4,247)
Lease liability (2)	—	—	(2,246)	(217)

(1)          Balance represents REO at March 31, 2011 which have been impaired subsequent to foreclosure. Amounts are included in continuing operations.  For the three months ended March 31, 2011, the $4.3 million loss related to additional impairment write-downs during the period is within continuing operations.

(2)          Amounts are included in discontinued operations.  For the three months ended March 31, 2011, the Company recorded $217 thousand in losses resulting from changes in lease liabilities as a result of changes in our expected minimum future lease payments.

(3)          Total gains (losses) reflect gains and losses from all nonrecurring measurements during the period.

Real estate owned—REO consists of residential real estate acquired in satisfaction of loans. Upon foreclosure, REO is adjusted to the estimated fair value of the residential real estate less estimated selling and holding costs, offset by expected contractual mortgage insurance proceeds to be received, if any. Subsequently, REO is recorded at the lower of carrying value or estimated fair value less costs to sell. REO balance representing REOs which have been impaired subsequent to foreclosure are subject to nonrecurring fair value measurement and included in the nonrecurring fair value measurements tables. Fair values of REO are generally based on observable market inputs, and considered Level 2 measurements at March 31, 2012.

Lease liability—In connection with the discontinuation of our non-conforming mortgage, retail mortgage, warehouse lending and commercial operations, a significant amount of office space that was previously occupied is no longer being used by the Company. The Company has subleased a significant amount of this office space. The Company has recorded a liability, included within discontinued operations, representing the present value of the minimum lease payments over the remaining life of the lease, offset by the expected proceeds from sublet revenue related to this office space. This liability is based on present value techniques that incorporate the Company’s judgments about estimated sublet revenue and discount rates. Therefore, this liability is considered a Level 3 measurement at March 31, 2012.

Note 3.—Stock Options

There were no options granted during the three months ended March 31, 2012 or 2011, respectively.

The following table summarizes activity, pricing and other information for the Company’s stock options for the three months ended March 31, 2012:

		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at beginning of period	1,241,808	$3.64
Options granted	—	—
Options exercised	(23,500)	0.53
Options forfeited / cancelled	(17,601)	20.20
Options outstanding at end of period	1,200,707	$3.46
Options exercisable at end of period	984,176	$3.61

As of March 31, 2012, there was approximately $506 thousand of total unrecognized compensation cost related to stock option compensation arrangements granted under the plan, net of estimated forfeitures. That cost is expected to be recognized over the remaining weighted average period of 1.63 years.

The following table summarizes activity, pricing and other information for the Company’s restricted stock units (RSU’s), also referred to as deferred stock units as the issuance of the stock is deferred until termination of service, for the three months ended March 31, 2012:

Weighted-
Average
	Number of	Grant Date
	Shares	Fair Value
RSU’s outstanding at beginning of period	24,000	$2.73
RSU’s granted	—	—
RSU’s exercised	—	—
RSU’s forfeited / cancelled	—	—
RSU’s outstanding at end of period	24,000	$2.73

As of March 31, 2012, there was approximately $37 thousand of total unrecognized compensation cost related to the RSU compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of 1.68 years.

Note 4.—Reconciliation of Loss Per Share

The following table presents the computation of basic and diluted loss per common share, including the dilutive effect of stock options and cumulative redeemable preferred stock outstanding for the periods indicated:

	For the Three Months
	Ended March 31,
	2012	2011
Numerator for basic loss per share:
Loss from continuing operations	$(3,286)	$(952)
Net (earnings) loss attributable to noncontrolling interest	(236)	315
Loss from continuing operations attributable to IMH	(3,522)	(637)
Loss from discontinued operations	(1,268)	(350)
Loss available to common stockholders	$(4,790)	$(987)

Denominator for basic loss per share (1):
Basic weighted average common shares outstanding during the year	7,819	7,788

Denominator for diluted loss per share (1):
Basic weighted average common shares outstanding during the year	7,819	7,788
Net effect of dilutive stock options and RSU’s	—	—
Diluted weighted average common shares	7,819	7,788

Loss per common share - basic and diluted:
Loss from continuing operations attributable to IMH	$(0.45)	$(0.08)
Loss from discontinued operations	(0.16)	(0.04)
Net loss per share available to common stockholders	$(0.61)	$(0.12)

(1)         Number of shares presented in thousands.

For the three months ended March 31, 2012 and 2011, stock options to purchase 1.2 million and 1.4 million shares, respectively, were outstanding but not included in the above weighted average share calculations because they were anti-dilutive.

Note 5.—Segment Reporting

The Company has three reporting segments, consisting of the long-term mortgage portfolio, mortgage and real estate services and discontinued operations. The following tables present the selected financial data and operating results by reporting segment for the periods indicated:

		Mortgage and
	Long-term	Real Estate	Discontinued
	Portfolio	Services	Operations	Reclassifications (1)	Consolidated
Balance Sheet Items as of March 31, 2012:
Cash and cash equivalents	$—	$7,314	$56	$(68)	$7,302
Restricted cash	823	581	—	—	1,404
Trust assets	5,623,656	—	—	—	5,623,656
Mortgage loans held-for-sale	—	58,916	—	—	58,916
Other assets	22,658	9,740	260	56	32,714
Total assets	5,647,137	76,551	316	(12)	5,723,992
Total liabilities	5,626,080	61,399	9,966	(12)	5,697,433
Total stockholders’ equity (deficit)	21,057	15,152	(9,650)	—	26,559

Balance Sheet Items as of December 31, 2011:
Cash and cash equivalents	—	7,685	12	(44)	7,653
Restricted cash	4,450	569	—	—	5,019
Trust assets	5,506,193	—	—	—	5,506,193
Mortgage loans held-for-sale	—	61,718	—	—	61,718
Other assets	18,824	12,369	252	12	31,457
Total assets	5,529,467	82,341	264	(32)	5,612,040
Total liabilities	5,502,175	68,868	9,932	(32)	5,580,943
Total stockholders’ equity (deficit)	27,292	13,473	(9,668)	—	31,097

		Mortgage and
	Long-term	Real Estate	Discontinued
	Portfolio	Services	Operations	Reclassifications (1)	Consolidated
Statement of Operations Items for the three months ended March 31, 2012:
Net interest income (expense)	$1,111	$(57)	$—	$—	$1,054
Non-interest (loss) income- net trust assets	(3,027)	—	—	—	(3,027)
Change in fair value of long-term debt	(93)	—	—	—	(93)
Mortgage and real estate services fees	—	14,036	—	—	14,036
Other non-interest (expense) income	(549)	27	(504)	504	(522)
Non-interest expense and income taxes	(4,016)	(10,718)	(764)	764	(14,734)
(Loss) earnings from continuing operations	$(6,574)	$3,288			(3,286)
Loss from discontinued operations, net of tax			$(1,268)		(1,268)
Net loss					$(4,554)

Statement of Operations Items for the three months ended March 31, 2011:
Net interest income	$1,535	$—	$—	$—	$1,535
Non-interest income- net trust assets	647	—	—	—	647
Change in fair value of long-term debt	238	—	—	—	238
Mortgage and real estate services fees	—	12,240	—	—	12,240
Other non-interest income (expense)	(32)	(223)	(131)	131	(255)
Non-interest expense and income taxes	(4,270)	(11,087)	(219)	219	(15,357)
(Loss) earnings from continuing operations	$(1,882)	$930			(952)
Loss from discontinued operations, net of tax			$(350)		(350)
Net loss					$(1,302)

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

At March 31, 2012, the Company was in compliance with all financial covenants.

The following table presents certain information on warehouse borrowings for the periods indicated:

	Maximum
	Borrowing	Balance Outstanding At
	Capacity	March 31, 2012	December 31, 2011
Short-term borrowings:
Repurchase agreement 1 (1)	$32,500	$20,930	$20,163
Repurchase agreement 2	30,000	15,760	24,769
Repurchase agreement 3 (2)	25,000	18,725	13,759
Total short-term borrowings	$87,500	$55,415	$58,691

(1)         In April 2012, the maximum borrowing capacity increased from $32.5 million to $38.5 million.

(2)         In May 2012, the maximum borrowing capacity increased from $25.0 million to $50.0 million.

Note 7.—Notes Payable

Note payable—Debt Agreement

In February 2012, the Company entered into a $7.5 million structured debt agreement using eight of the Company’s residual interests (net trust assets) as collateral. The Company used a portion of the proceeds to pay off the $408 thousand balance owed on the previous debt agreement. The Company received proceeds of $7.0 million, net of the aforementioned payoff and transaction costs of approximately $50 thousand.

The structured debt agreement is evidenced by an Indenture with Deutsche Bank National Trust Company, as trustee. It bears interest at a fixed rate of 25% per annum and is amortized in equal principal payments over 18 months with all distributions from the underlying residual interests being used to make the monthly payments, and was recorded as a note payable in the accompanying consolidated balance sheets. If the cumulative cash flows received from the collateralized residual interests are not sufficient to pay the required monthly principal and interest, the Company would be required to pay the difference to avoid the transfer of the residual interests and the rights to the associated future cash flows to the note holder. Any excess cash flows from the residual interests are included in a reserve account, which is available to cover future shortfalls.  To the extent there is excess cash flows after the reserve account reaches a balance of $1.5 million, the Company will receive 70% of the excess cash flows to a monthly maximum of $300 thousand.  Subsequent to the new structured debt agreement through March 31, 2012, the Company received $823 thousand in excess cash flows from the residual interests collateralizing the note payable. The $823 thousand in excess cash flows is included in restricted cash on the consolidated balance sheets. If the amount of restricted cash becomes sufficient to satisfy the remaining obligation, the note payable can be paid off and the residuals listed as security are released. The carrying value of the debt agreement at March 31, 2012 was $6.8 million and was current as to principal and interest payments.

Note 8.—Line of Credit Agreement

In April 2012, the Company, through its subsidiaries, amended the $4.0 million working capital line of credit agreement with a national bank at an interest rate of one-month LIBOR plus 3.5%.  The amendment extends the expiration to April 2013.  Under the terms of the agreement the Company and its subsidiaries are required to maintain various financial and other covenants.  There was no outstanding balance on the working capital line of credit as of March 31, 2012.

Note 9.—Subsequent Events

In April 2012, Repurchase agreement 1 was amended primarily to increase the maximum borrowing capacity from $32.5 million to $38.5 million.

In April 2012, the Company, through its subsidiaries, amended the $4.0 million working capital line of credit agreement with a national bank extending the expiration to April 2013.

In May 2012, Repurchase agreement 3 was amended to increase the maximum borrowing capacity from $25.0 million to $50.0 million.

Subsequent events have been evaluated through the date of this filing.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollars in thousands, except per share data or as otherwise indicated)

Unless the context otherwise requires, the terms “Company,” “we,” “us,” and “our” refer to Impac Mortgage Holdings, Inc. (the Company or IMH), a Maryland corporation incorporated in August 1995, and its subsidiaries, Integrated Real Estate Service Corporation (IRES), IMH Assets Corp. (IMH Assets), and Impac Funding Corporation (IFC).

Forward-Looking Statements

This report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, some of which are based on various assumptions and events that are beyond our control, may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “likely,” “should,” “could,” “seem to,” “anticipate,” or similar terms or variations on those terms or the negative of those terms. The forward-looking statements are based on current management expectations. Actual results may differ materially as a result of several factors, including, but not limited to the following: the ongoing volatility in the mortgage industry; our ability to manage successfully through the current market environment; our compliance with applicable local, state and federal laws and regulations and other general market and economic conditions; our ability to meet liquidity needs from current cash flows or generate new sources of revenue; management’s ability to manage successfully and grow the Company’s mortgage and real estate business activities including mortgage lending operations; the ability to make interest payments; increases in default rates or loss severities and mortgage related losses; our ability to obtain additional financing and the terms of any financing that we do obtain; inability to effectively liquidate properties to mitigate losses; increase in loan repurchase requests and ability to adequately settle repurchase obligations; decreases in value of our residual interests that differ from our assumptions; the ability of our common stock to continue trading in an active market; the outcome of litigation or regulatory actions pending against us or other legal contingencies.

For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the period ended December 31, 2011, and other reports we file under the Securities and Exchange Act of 1934. This document speaks only as of its date and we do not undertake, and specifically disclaim any obligation, to release publicly the results of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

Market Update

While there were positive economic signs during the first quarter of 2012, the United States economy continues to face a number of challenges.  Employment conditions began to show signs of improvement during the first quarter.  Unemployment continues to be on a favorable downward trend, although still remains high above 8%.  However, according to the Wall Street Journal, most of the declines were due to more Americans leaving the work force.  As the economic recovery continues at a slow rate, Federal Reserve policymakers currently anticipate that economic conditions are likely to warrant exceptionally low levels for the federal funds interest rate at least through late 2014.

Real estate activity showed some encouraging signs of stability although home prices continued to decline in many parts of the U.S. during the first quarter.  Although the pace of new foreclosures has fallen from its peak, in part due to industry-wide compliance issues, further declines in home prices may be necessary before substantial progress in reducing the inventory of homes occurs. Serious threats to economic growth remain however, including continued pressure and uncertainty in the housing market and elevated unemployment levels.  Although the economy added jobs in 2012, the pace of new job creation continues to be slower than needed to meaningfully reduce unemployment. As a result, there continues to be uncertainty as to how pronounced the economic recovery will be and whether it can be sustained.

Selected Financial Results for the Three Months Ended March 31, 2012

Continuing Operations

•                  Loss from continuing operations increased to $3.3 million for the three months ended March 31, 2012, compared to a loss of $1.0 million for the comparable 2011 period primarily due to a decrease in fair value of net trust assets associated with cash received and an increase in expected forward LIBOR rates in the first quarter offset by an increase in mortgage and real estate service fees and a decline in expenses.

•                  Non-interest (loss) income—net trust assets was a loss of $3.0 million for the three months ended March 31, 2012, compared to income of $647 thousand for the comparable 2011 period.  Loss in the first quarter was due to a change in fair value of net trust assets and REO losses of $3.0 million associated with $3.2 million in cash received and an increase in expected forward LIBOR rates in the first quarter.  The estimated fair values of securitized mortgage collateral and securitized mortgage bonds increased in the quarter primarily due to improvement in bond prices and yields since December 31, 2011.  Should this trend continue, estimated bond prices and yield assumptions may need to be updated in future periods.

•                  Earnings from the mortgage and real estate services segment increased to $3.3 million in the first quarter of 2012, compared to $930 thousand in the comparable period in 2011.

•                  The mortgage lending operations originated $365.0 million and sold $355.7 million of loans during the three months ended March 31, 2012 as compared to $57.3 million and $26.3 million of loans originated and sold, respectively, for the comparable 2011 period.  Additionally, mortgage lending revenues increased to $9.2 million during the three months ended March 31, 2012 as compared to $551 thousand for the comparable 2011 period.

Discontinued Operations

•                  Loss from discontinued operations, net of tax was $1.3 million for the three months ended March 31, 2012, compared to a loss of $350 thousand for the comparable 2011 period primarily due to a change in the discontinued operations repurchase provision related to additional repurchase claims received from Fannie Mae and legal costs associated with previously disclosed discontinued operations matters..

Status of Operations, Liquidity and Capital Resources

Mortgage and Real Estate Services

The mortgage and real estate services include the mortgage lending operations and portfolio loss mitigation and real estate services, and had net earnings of $3.3 million in the first quarter of 2012, compared to $930 thousand in the comparable period in 2011.  The increase was due to an increase in revenues and a decrease in expenses.  Mortgage and real estate services fees were $14.0 million for the three months ended March 31, 2012, compared to $12.2 million for 2011 with the increase primarily due to an increase in mortgage lending net revenues, partially offset by a decrease in title and escrow fees due to the sale of the title company.  The increase was primarily due to an increase in lending activities which produced revenues of $9.2 million while portfolio loss mitigation and real estate services revenues were $4.8 million.  Additionally, title and escrow fees declined $4.3 million due to the sale of the title insurance company in 2011.  As expected the portfolio loss mitigation and real estate services activities and revenues declined as lending activities and revenues increased including the increase in sales to and of the respective servicing portfolios of Fannie Mae and Ginnie Mae loans.

Mortgage Lending Operations—During the three months ended March 31, 2012, the Company originated $365.0 million and sold $355.7 million of loans, respectively, as compared to $57.3 million and $26.3 million of loans originated and sold, respectively, during the three months ended March 31, 2011.

The Company is currently focusing on originating Fannie Mae, Freddie Mac, and government loans as it believes that having the ability to sell loans to Fannie Mae, Freddie Mac, and issue Ginnie Mae securities makes it more competitive in the overall mortgage origination market with regard to products, pricing, operational efficiencies and overall recruitment of higher quality loan originators. Consistent with the Company’s strategy, during 2012, the Company sold $249.2 million in service retained loans to Fannie Mae and Freddie Mac, issued $78.0 million in Ginnie Mae securities through its AmeriHome Mortgage Corporation indirect subsidiary and sold $28.5 million in loans on a service released basis to other investors.   In March 2012, the Company sold $250

million in unpaid principal balance of Fannie Mae servicing rights with an expected transfer date in May 2012. The mortgage servicing portfolio increased to $891.7 million in unpaid principal balance at March 31, 2012 (including $250 million sold but not transferred) as compared to $605.4 million at December 31, 2011.

In April and May 2012, two of the Company’s warehouse lenders approved increases from $32.5 million and $25.0 million to $38.5 million and $50.0 million, respectively.  As of May 2012, the Company increased its warehouse borrowings capacity to $118.5 million from $87.5 million at December 31, 2011.

Portfolio Loss Mitigation and Real Estate Services—The Company provides portfolio loss mitigation and real estate services including REO surveillance and disposition services, default surveillance and loss recovery services, short sale and real estate brokerage services, portfolio monitoring and reporting services.  During the three months ended March 31, 2012, fees from real estate services, loss mitigation and portfolio services decreased to $4.8 million as compared to $7.2 million for the three months ended March 31, 2011, primarily due to a decline in the real estate and recovery activities declined in the long-term mortgage portfolio.

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

For the three months ended March 31, 2012 and 2011, mortgage and real estate services fees were as follows:

	For the Three Months
	Ended March 31,
	2012	2011
Mortgage lending	$9,209	$551
Portfolio loss mitigation and real estate services	4,827	7,381
Title and escrow (1)	—	4,308
Total mortgage and real estate services fees	$14,036	$12,240

(1)         In September and October 2011, the Company sold its interest in Experience 1, Inc., the parent of the title insurance company.

Long-Term Mortgage Portfolio

Although we have seen some stabilization and improvement in defaults, the portfolio continues to suffer losses and may continue for the foreseeable future until the real estate market becomes more stable, home prices improve across the United States, and there is a significant decline in the number of foreclosure properties in the market. Existing conditions are unprecedented and result in uncertainty around the long-term performance of the portfolio.

At March 31, 2012, our residual interest in securitizations (represented by the difference between total trust assets and total trust liabilities) decreased to $22.5 million, compared to $26.5 million at December 31, 2011. The decrease in residual fair value for the three months ended March 31, 2012 was primarily due to $3.2 million in cash received and an increase in expected forward LIBOR interest rates.

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

The following table presents changes in the Company’s trust assets and trust liabilities for the three months ended March 31, 2012:

	TRUST ASSETS						TRUST LIABILITIES
	Level 3 Recurring Fair Value Measurements			NRV (2)			Level 3 Recurring Fair Value Measurements
	Investment securities available-for- sale	Securitized mortgage collateral	Derivative assets	Real estate owned	Total trust assets		Securitized mortgage borrowings	Derivative liabilities	Total trust liabilities		Net trust assets and trust liabilities
Recorded book value at 12/31/2011	688	5,449,001	37	56,467	5,506,193		(5,454,901)	(24,786)	(5,479,687)		26,506
Total gains/(losses) included in earnings:
Interest income	13	51,940	—	—	51,953		—	—	—		51,953
Interest expense	—	—	—	—	—		(120,997)	—	(120,997)		(120,997)
Change in FV of net trust assets, excluding REO	(443)	231,360	1		230,918	(1)	(223,956)	(562)	(224,518	) (1)	6,400
Change in FV of long-term debt	—	—	—	—	—		—	—	—		—
Losses from REO - not at FV but at NRV	—	—	—	(9,427)	(9,427	) (1)	—	—	—		(9,427)
Total gains (losses) included in earnings	(430)	283,300	1	(9,427)	273,444		(344,953)	(562)	(345,515)		(72,071)
Transfers in and/or out of level 3
Purchases, issuances and settlements	(69)	(158,936)	—	3,024	(155,981)		220,342	3,663	224,005		68,024
Recorded book value at 3/31/2012	$189	$5,573,365	$38	$50,064	$5,623,656		$(5,579,512)	$(21,685)	$(5,601,197)		$22,459

(1)       Represents non-interest income-net trust assets on the Company’s consolidated statements of operations for the three months ended March 31, 2012.

(2)       Accounted for at net realizable value.

The increase in fair value of securitized mortgage collateral resulted in gains of $231.4 million, offset by losses of $224.0 million resulting from the increase in the fair value of securitized mortgage borrowings for the three months ended March 31, 2012. For the three months ended March 31, 2012, the change in the net realizable value (NRV) of REO resulted in a loss of $9.4 million. Inclusive of losses from REO, trust assets reflect a net gain of $221.5 million as a result of an increase in fair value of securitized mortgage collateral of $231.4 million, losses from REO of $9.4 million and losses from other trust assets of $443 thousand. Net losses on trust liabilities were $224.5 million as a result of $224.0 million in losses from the increase in fair value of securitized mortgage borrowings and losses from derivative liabilities of $562 thousand.  As a result, non-interest income—net trust assets totaled $3.0 million for the three months ended March 31, 2012.

Liquidity and capital resources

During the first three months of 2012, the Company continued to fund its operations primarily from mortgage and real estate services fees which includes mortgage lending activities, portfolio loss mitigation and real estate services fees primarily generated from its long-term mortgage portfolio, and cash flows from our residual interests in securitizations.  In addition, the Company funded mortgage loan production using warehouse facilities which are repaid once the loan is sold as well as cash to fund associated haircuts.

The Company believes that current cash balances, cash flows from its mortgage lending activities, mortgage and real estate services fees generated from the long-term mortgage portfolio, and residual interest cash flows from the long-term mortgage portfolio are adequate for current operating needs. However, the Company believes the mortgage lending and real estate services markets are volatile, highly competitive and subject to increased regulation. Competition in mortgage lending comes primarily from mortgage bankers, commercial banks, credit unions and other finance companies which have offices in the Company’s market area as well as operations throughout the United States. The Company competes for loans principally on the basis of the interest rates and loan fees charged, the types of loans originated and the quality of services provided to borrowers. Additionally, competition for real estate recovery services, loss mitigation servicing, loan modification services and other portfolio services has increased due to the unprecedented difficult mortgage environment and severe credit tightening, coupled with the stagnant economy. The Company’s competitors include mega mortgage servicers, established special servicers, and newer entrants to the specialty servicing and recovery collections business. Efforts to market the Company’s ability to provide mortgage and real estate services for others is more difficult than many of its competitors because the Company has not historically provided such services to unrelated third parties, and the Company is not a rated primary or special servicer of residential mortgage loans as designated by a rating agency. Additionally, performance of the long-term mortgage portfolio is subject to the continued deterioration in the real estate market and current economic conditions. Cash flows from the residual interests in securitizations can be volatile, because they are sensitive to delinquencies, defaults and credit losses associated with the securitized loans and interest rates associated with the securitized bonds. Losses in excess of current estimates will reduce the residual interest cash receipts from the long-term mortgage portfolio.

At March 31, 2012 and December 31, 2011, the condensed components of stockholders’ equity were comprised of the following significant assets and liabilities:

	Condensed Components of Stockholders’ Equity
	March 31, 2012	December 31, 2011
Cash	$7,358	$7,665
Restricted cash	1,404	5,019
Residual interests in securitizations	22,459	26,506
Loans held-for-sale	58,916	61,718
Warehouse borrowings	(55,415)	(58,691)
Mortgage servicing rights	4,807	4,141
Line of credit	—	(4,000)
Note payable	(6,797)	(5,182)
Long-term debt ($71,120 par)	(12,163)	(11,561)
Repurchase reserve (1)	(6,361)	(5,816)
Lease liability (2)	(2,201)	(2,131)
Deferred charge	11,974	11,974
Net other assets (liabilities)	2,578	1,455
Stockholders’ equity	$26,559	$31,097

(1)         $5.5 million and $5.1 million included within discontinued operations at March 31, 2012 and December 31, 2011, respectively.

(2)         Included within discontinued operations and guaranteed by IMH

At March 31, 2012, cash decreased to $7.4 million from $7.7 million at December 31, 2011. The primary sources of cash between periods were $14.0 million in fees generated from the mortgage and real estate services, $2.4 million from residual interests in securitizations (net of the $823 thousand restricted excess cash in the reserve account) and $7.0 million from the issuance of the note payable. Offsetting the sources of cash were operating expenses totaling $14.7 million, repayments of the line of credit totaling $4.0 million, payments on the notes payable of $6.5 million (including $3.9 million which came from the reserve account) and settlements of repurchase requests associated with loans sold by the discontinued non-conforming mortgage operations of approximately $251 thousand.

Since our consolidated and unconsolidated securitization trusts are nonrecourse to us, we have netted trust assets and liabilities to present the Company’s interest in these trusts more simply, which are considered our residual interests in securitizations. For unconsolidated securitizations our residual interests represent the fair value of investment securities available-for-sale. For consolidated securitizations, our residual interests are represented by the fair value of securitized mortgage collateral and real estate owned, offset by the fair value of securitized mortgage borrowings and net derivative liabilities. We receive cash flows from our residual interests in securitizations to the extent they are available after required distributions to bondholders and maintaining specified overcollateralization levels and other specified parameters (such as maximum delinquency and cumulative default) within the trusts. The estimated fair value of the residual interests, represented by the difference in the fair value of total trust assets and total trust liabilities, was $22.5 million at March 31, 2012, compared to $26.5 million at December 31, 2011.

At March 31, 2012, the note payable was $6.8 million as compared to $5.2 million at December 31, 2011.  During 2012, the Company entered into a new $7.5 million structured debt agreement using eight of the Company’s residual interests (net trust assets) as collateral. The Company used a portion of the proceeds to pay off the $408 thousand balance (net of the reserve account) on the previous debt agreement. The Company received proceeds of $7.0 million, net of the aforementioned payoff and transaction costs of approximately $50 thousand. The note payable bears interest at a fixed rate of 25% per annum, is amortized in equal principal payments over 18 months and matures in July 2013.

At March 31, 2012, the balance of deferred charge was $12.0 million.  For the three months ended March 31, 2012, the Company was not required to record income tax expense resulting from deferred charge impairment write-downs based on changes in estimated fair value of securitized mortgage collateral. The deferred charge arose as a result of the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH in prior years (when IMH was a REIT.) This balance is recorded as required by GAAP and does not have any realizable cash value.

In previous years when our discontinued operations sold loans to investors, we were required to make normal and customary representations and warranties on the loans we had previously sold to investors. Our whole loan sale agreements generally required us to repurchase loans if we breached a representation or warranty given to the loan purchaser. In addition, we also could be required to repurchase loans as a result of borrower fraud or if a payment default occurs on a mortgage loan shortly after its sale. The repurchase reserve is an estimate of losses from expected repurchases, and is based, in part, on the recent settlement of claims. During the three months ended March 31, 2012, the Company paid approximately $251 thousand to settle previous repurchase claims received by the discontinued operations. The Company’s discontinued operations also continued to receive repurchase requests from Fannie Mae resulting in increases in estimated repurchase obligations.  At March 31, 2012, the repurchase reserve within discontinued operations was $5.5 million as compared to $5.2 million at December 31, 2011. Additionally, the Company has approximately $896 thousand in repurchase reserves related to the loans sold by the continuing mortgage lending operations.

In connection with the discontinuation of our non-conforming mortgage, warehouse lending and commercial operations, a significant amount of office space that was previously occupied is no longer being used by the Company. The Company has subleased a significant amount of this office space. At March 31, 2012, the Company had a liability of $2.2 million included within discontinued operations, representing the present value of the minimum lease payments over the remaining life of the lease, offset by the expected proceeds from sublet revenue related to this office space.

Critical Accounting Policies

We define critical accounting policies as those that are important to the portrayal of our financial condition and results of operations. Our critical accounting policies require management to make difficult and complex judgments that rely on estimates about the effect of matters that are inherently uncertain due to the effect of changing market conditions and/or consumer behavior. In determining which accounting policies meet this definition, we considered our policies with respect to the valuation of our assets and liabilities and estimates and assumptions used in determining those valuations. We believe the most critical accounting issues that require the most complex and difficult judgments and that are particularly susceptible to significant change to our financial condition and results of operations include those issues included in IMH’s report on Form 10-K of Management’s Discussion and Analysis of Results of Operations for the year ended December 31, 2011.  Such policies have not changed during 2012.

Financial Condition and Results of Operations

Financial Condition

Condensed Balance Sheet Data

	March 31,	December 31,	Increase	%
	2012	2011	(Decrease)	Change
Securitized mortgage collateral	$5,573,365	$5,449,001	$124,364	2%
Other trust assets	50,291	57,192	(6,901)	(12)
Total trust assets	5,623,656	5,506,193	117,463	2
Mortgage loans held-for-sale	58,916	61,718	(2,802)	(5)
Assets of discontinued operations	316	264	52	20
Other assets	41,104	43,865	(2,761)	(6)
Total assets	$5,723,992	$5,612,040	$111,952	2%

Securitized mortgage borrowings	$5,579,512	$5,454,901	$124,611	2%
Other trust liabilities	21,685	24,786	(3,101)	(13)
Total trust liabilities	5,601,197	5,479,687	121,510	2
Warehouse borrowings	55,415	58,691	(3,276)	(6)
Liabilities of discontinued operations	9,966	9,932	34	0
Other liabilities	30,855	32,633	(1,778)	(5)
Total liabilities	5,697,433	5,580,943	116,490	2
Total IMH stockholders’ equity	25,254	29,968	(4,714)	(16)
Noncontrolling interest	1,305	1,129	176	16
Total equity	26,559	31,097	(4,538)	(15)
Total liabilities and stockholders’ equity	$5,723,992	$5,612,040	$111,952	2%

Total assets and total liabilities were $5.7 billion at March 31, 2012 as compared to $5.6 billion at December 31, 2011. The changes in total assets and liabilities are primarily attributable to increases in the Company’s trust assets and trust liabilities as summarized below.

The Company updates its collateral assumptions quarterly based on recent delinquency, default, prepayment and loss experience. Additionally, the Company updates the forward interest rates and investor yield (discount rate) assumptions based on information derived from market participants. At March 31, 2012, the Company decreased the investor yield requirements for senior bonds of the securitized mortgage borrowings as estimated bond prices have improved and corresponding yields have tightened significantly over the past few quarters. Should the trend of improving bond prices and declining yields continue, the Company may decrease investor yield requirements for other bonds in the securitized mortgage bond portfolio.  The decrease in investor yield assumptions on securitized mortgage collateral and securitized mortgage borrowings resulted in an increase in the value of these trust assets and liabilities. However, this change in assumption did not have any effect on the consolidated statement of operations or equity of the Company as the increase in the value of collateral directly offset the increase in the value of the borrowings. The Company did not make any changes to the discount rate assumptions for residual interests during the first quarter of 2012.

•                  Securitized mortgage collateral increased $124.4 million during the three months ended March 31, 2012, primarily due to an increase in fair value due to a reduction in investor yield requirements, partially offset by an increase in loss assumptions, reductions in principal from borrower payments and transfers of loans to REO for single-family and multi-family collateral. Additionally the $6.9 million reduction in other trust assets during the three months ended March 31, 2012 was primarily due to REO liquidations of $19.0 million and additional impairment write-downs of $9.4 million. Partially offsetting the decrease from liquidations were increases in REO from foreclosures of $22.0 million.

•                  Securitized mortgage borrowings increased $124.6 million during the three months ended March 31, 2012, primarily due to an increase in fair value due to a reduction in investor yield requirements, partially offset by an increase in loss assumptions and reductions in principal balances from principal payments during the period for single-family and multi-family collateral. The $3.1 million dollar reduction in other trust liabilities during the three months ended March 31, 2012 was primarily due to $3.7 million in derivative cash payments from the securitization trusts, partially offset by a $561 thousand increase in derivative fair value resulting from changes in forward LIBOR interest rates.

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

The following tables present the estimated fair value of our residual interests, including investment securities available for sale, by securitization vintage year and other related assumptions used to derive these values at March 31, 2012:

Origination		Estimated Fair Value of Residual Interests by Vintage Year
Year		SF	MF	Total
2002-2003	(1)	$12,452	$4,253	$16,705
2004		2,843	2,812	5,655
2005	(2)	—	99	99
2006	(2)	—	—	—
2007	(2)	—	—	—
Total		$15,295	$7,164	$22,459

Weighted avg. prepayment rate		3%	6%	3%
Weighted avg. discount rate		30%	20%	27%

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

	Estimated Future Losses (1)		Investor Yield Requirement (2)
	SF	MF	SF	MF
2002-2003	7%	0%	9%	11%
2004	14%	3%	9%	7%
2005	33%	9%	10%	8%
2006	47%	16%	12%	10%
2007	32%	7%	12%	6%

(1)       Estimated future losses derived by dividing future projected losses by unpaid principal balances at March 31, 2012.

(2)       Investor yield requirements represent the Company’s estimate of the yield third-party market participants would require to price our trust assets and liabilities given our prepayment, credit loss and forward interest rate assumptions.

During the first three months of 2012, home prices continued to decline in many markets as housing prices remain under pressure due to elevated foreclosure levels as evidenced below by the Standard & Poor’s Case-Shiller 10-City Composite Home Price Index for February 2012.

Although the pace of new foreclosures has fallen from its peak, in part due to industry-wide compliance issues, further declines in home prices may be necessary before substantial progress in reducing the inventory of homes occurs. Elevated unemployment could cause continued downward pressure and uncertainty in the housing market. Reported unemployment rates in nine states are at or above 9.0%, including California and Florida.  California and Florida represent the states with the highest concentration in our long-term mortgage portfolio.

As illustrated in S&Ps Case Shiller 10-City Composite Home Price Index, from 2002 through 2006, home price appreciation escalated to historic levels. During 2005 through 2007, the Company originated or acquired mortgages supported by these elevated real estate values. Beginning in 2007, deterioration in the economy resulting in high unemployment and a dramatic drop in home prices resulted in significant negative equity for borrowers. These factors have led to significant increases in loss severities resulting from deterioration in the credit quality of borrowers, as well as strategic defaults, whereby borrowers with the ability to pay are defaulting on their mortgages based on the belief that home prices will not recover in a reasonable amount of time. Home prices have deteriorated back to April 2003 levels which has significantly reduced or eliminated equity for loans originated after 2003. Future loss estimates are significantly higher for mortgage loans included in securitization vintages after 2004 which reflect severe home price deterioration and defaults experienced with mortgages originated during these periods.

The mortgage lending operations are affected by the following market and operational risks:

•                  interest rate risk,

•                  liquidity risk; and

•                  compliance risk.

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

Compliance risk.  As a mortgage banking lender and servicer, the Company is exposed to various compliance related market and operational risks.

The Company is licensed to originate mortgage loans in several states and licensed to originate loans guaranteed by the government, including Federal Housing Authority (FHA) and Veteran’s Administration (VA) loans, as well as approved to sell Fannie Mae and Freddie Mac loans and issue Ginnie Mae securities.  The Company is also approved to service Fannie Mae, Freddie Mac and Ginnie Mae loans.  The Company currently sells a significant portion of its loan production volume to Fannie Mae and Ginnie Mae and holds Fannie Mae, Freddie Mac and Ginnie Mae servicing.  If the Company fails to maintain required seller/servicer requirements of Fannie Mae, Freddie Mac and Ginnie Mae, submit certain financial and operational information or maintain required licensing and compliance standards along with required FHA guidelines, the Company may be exposed to the risk of:

•                  losing its ability to originate loans within a state, as well as originate, sell and service loans for Fannie Mae, Freddie Mac and issue Ginnie Mae securities and service Ginnie Mae loans,

•                  repurchase exposure if loans that are sold to Fannie Mae or Freddie Mac or included in a Ginnie Mae security issuance are later determined to have compliance or underwriting deficiencies, and

•                  any losses from funding a loan ineligible to be sold to an approved secondary marketing investor (government agency, private investor) that ultimately is sold at a loss.

To mitigate these risks, the Company has established certain procedures to monitor the requirements of these government agencies.  In addition, the Company has:

(i)                                     established procedures and controls on implementing new products and the approval of associated underwriting guidelines for the new products,

(ii)                                  performs both pre-funding and post-funding quality control procedures on originated loans,

(iii)                               has established a process for management to review the quality control findings in implementing process improvements,

(iv)                              reviews all funded loans that dwell on the warehouse lines for an unexpected period of time, and

(v)                                 reviews the performance of the servicing portfolio including any early payment defaults and compliance with agency servicing guidlines.

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

At March 31, 2012, derivative liabilities, net were $21.6 million and reflect the securitization trust’s liability to pay third-party counterparties based on the estimated value to settle the derivative instruments. Cash payments on these derivative instruments are based on notional amounts that are decreasing over time. Excluding the effects of other factors such as portfolio delinquency and loss severities within the securitization trusts, as the notional amount of these derivative instruments decrease over time, payments to counterparties in the current interest rate environment are reduced, thereby potentially increasing cash flows on our residual interests in securitizations. Conversely, increases in interest rates from current levels could potentially reduce overall cash flows on our residual interests in securitizations. Since our consolidated and unconsolidated securitization trusts are nonrecourse to the Company, our economic risk is limited to our residual interests in these securitization trusts.

The Company is also subject to interest rate risk on its long-term debt (consisting of trust preferred securities and junior subordinated notes). These interest bearing liabilities include adjustable rate periods based on three- month LIBOR (trust preferred securities and junior subordinated notes). The Company does not currently hedge its exposure to the effect of changing interest rates related to these interest-bearing liabilities. Significant fluctuations in interest rates could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity.

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

We use the Mortgage Bankers Association (MBA) method to define delinquency as a contractually required payment being 30 or more days past due. We measure delinquencies from the date of the last payment due date in which a payment was received. Delinquencies for loans 60 days late or greater, foreclosures and delinquent bankruptcies were $2.1 billion or 21.6% of the long-term mortgage portfolio as of March 31, 2012.

The following table summarizes the unpaid principal balances of loans in our mortgage portfolio, included in securitized mortgage collateral, mortgage loans held-for-investment and mortgage loans held-for-sale for continuing and discontinued operations combined, that were 60 or more days delinquent (utilizing the MBA method) as of the periods indicated:

		Total		Total
	March 31,	Collateral	December 31,	Collateral
	2012	%	2011	%
Mortgage loans held-for-sale and investment
60 - 89 days delinquent	$—	*	$—	*
90 or more days delinquent	529	*	529	*
Foreclosures (1)	1,127	*	1,127	*
Total 60+ days delinquent mortgage loans held-for-sale and investment (2)	1,656	*	1,656	*

Securitized mortgage collateral
60 - 89 days delinquent	$193,246	2.0%	$209,963	2.1%
90 or more days delinquent	728,881	7.6%	711,716	7.2%
Foreclosures (1)	775,139	8.1%	829,817	8.4%
Delinquent bankruptcies (3)	382,464	4.0%	380,133	3.8%
Total 60+ days delinquent long-term mortgage portfolio	2,079,730	21.6%	2,131,629	21.5%
Total 60 or more days delinquent	$2,081,386	21.6%	$2,133,285	21.6%
Total collateral	9,628,618	100%	9,893,205	100%

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

The following table summarizes securitized mortgage collateral, mortgage loans held-for-investment, mortgage loans held-for-sale and real estate owned, that were non-performing for continuing and discontinued operations combined as of the dates indicated (excludes 60-89 days delinquent):

		Total		Total
	March 31,	Collateral	December 31,	Collateral
	2012	%	2011	%
90 or more days delinquent, foreclosures and delinquent bankruptcies	$1,888,140	19.6%	$1,923,322	19.4%
Real estate owned	50,064	0.5%	56,467	0.6%
Total non-performing assets	$1,938,204	20.1%	$1,979,789	20.0%

Non-performing assets consist of non-performing loans (mortgages that are 90 or more days delinquent, including loans in foreclosure and delinquent bankruptcies) plus REO. It is our policy to place a mortgage on non-accrual status when it becomes 90 days delinquent and to reverse from revenue any accrued interest, except for interest income on securitized mortgage collateral when the scheduled payment is received from the servicer. The servicers are required to advance principal and interest on loans within the securitization trusts to the extent the advances are considered recoverable. We, as master servicer, may be required to advance funds, or in most cases cause our loan servicers to advance funds, to cover principal and interest payments not received from borrowers depending on the status of their mortgages. As of March 31, 2012, non-performing assets (unpaid principal balance of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) as a percentage of the total collateral was 20.1%.  At December 31, 2011, non-performing assets to total collateral was 20.0%. As of March 31, 2012, the estimated fair value of non-performing assets (representing the fair value of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) was $519.5 million or 9.1% of total assets. At December 31, 2011, the estimated fair value of non-performing assets was $528.0 million or 9.4% of total assets.

REO, which consists of residential real estate acquired in satisfaction of loans, is carried at the lower of cost or net realizable value less estimated selling costs. Adjustments to the loan carrying value required at the time of foreclosure are included in the change in the fair value of net trust assets. Changes in the Company’s estimates of net realizable value subsequent to the time of foreclosure and through the time of ultimate disposition are recorded as gains or losses from real estate owned in the consolidated statements of operations. REO, for continuing and discontinued operations, at March 31, 2012 decreased $6.4 million or 11% from December 31, 2011, as a result of liquidations and a decrease in foreclosures associated with foreclosure delays.

We realized losses on the sale of real estate owned in the amount $2 thousand for the three months ended March 31, 2012, compared to gains of $4 thousand for the comparable 2011 period.  Additionally, for the three months ended March 31, 2012, the Company recorded write- downs of the net realizable value of the REO in the amount of $9.4 million compared to write-downs of $4.2 million for the comparable 2011 period. These write-downs of the net realizable value reflect declines in value of the REO subsequent to foreclosure date.

The following table presents the balances of REO for continuing operations:

	March 31,	December 31,
	2012	2011
REO	$70,628	$75,418
Impairment (1)	(20,564)	(18,951)
Ending balance (2)	$50,064	$56,467

(1)         Impairment represents the cumulative write-downs of net realizable value subsequent to foreclosure.

(2)         REO balances included in trust assets.

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

Results of Operations

For the Three Months Ended March 31, 2012 compared to the Three Months Ended March 31, 2011

	For the three months ended March 31,
			Increase	%
	2012	2011	(Decrease)	Change
Interest income	$142,792	$218,082	$(75,290)	(35)%
Interest expense	141,738	216,547	(74,809)	(35)
Net interest income	1,054	1,535	(481)	(31)
Total non-interest income	10,394	12,870	(2,476)	(19)
Total non-interest expense	(14,704)	(15,345)	641	4
Income tax expense	(30)	(12)	(18)	(150)
Net earnings from continuing operations	(3,286)	(952)	(2,334)	(245)
Loss from discontinued operations, net	(1,268)	(350)	(918)	(262)
Net loss	(4,554)	(1,302)	(3,252)	(250)
Net loss attributable to noncontrolling interest (1)	(236)	315	(551)	(175)
Net loss attributable to IMH	$(4,790)	$(987)	$(3,803)	(385)

Loss per share available to common stockholders - basic and diluted	$(0.61)	$(0.12)	$(0.51)	(433)%

(1)         For the three months ended March 31, 2012, net loss attributable to noncontrolling interest represents the portion of the losses of AmeriHome Mortgage Corporation (a subsidiary of IRES) that the Company does not wholly own. For the three months ended March 31, 2011, net loss attributable to noncontrolling interest represents the portion of the losses of Experience 1, Inc. and AmeriHome Mortgage Corporation (both subsidiaries of IRES) that the Company does not wholly own.

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

	For the three months ended March 31,
	2012			2011
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Securitized mortgage collateral	5,511,183	142,196	10.32%	6,032,721	217,746	14.44%
Loans held-for-sale	54,618	506	3.71%	7,367	86	4.67%
Other	4,144	90	8.69%	32,294	250	3.10%
Total interest-earning assets	$5,569,945	$142,792	10.25%	$6,072,382	$218,082	14.37%

LIABILITIES
Securitized mortgage borrowings	$5,517,206	$139,809	10.14%	$6,034,661	$214,965	14.25%
Long-term debt	11,862	912	30.75%	11,879	938	31.59%
Note payable	5,738	460	32.07%	5,960	555	37.25%
Warehouse borrowings	53,428	557	4.17%	7,197	89	4.95%
Total interest-bearing liabilities	$5,588,234	$141,738	10.15%	$6,059,697	$216,547	14.29%

Net Interest Spread (1)		$1,054	0.10%		$1,535	0.08%
Net Interest Margin (2)			0.08%			0.10%

(1)       Net interest spread is calculated by subtracting the weighted average yield on interest-bearing liabilities from the weighted average yield on interest-earning assets.

(2)         Net interest margin is calculated by dividing net interest spread by total average interest-earning assets.

Net interest income spread decreased $481 thousand for the three months ended March 31, 2012 primarily attributable to a decrease in net interest spread on the long-term portfolio due to increases in pricing and the corresponding reduction in investor yield requirements between periods on securitized mortgage collateral and securitized mortgage borrowings, partially offset by a decrease in interest expense on long-term debt and the note payable for the three months ended March 31, 2012.  As a result, net interest margin decreased from 0.10% for the three months ended March 31, 2011 to 0.8% for the three months ended March 31, 2012.

During the three months ended March 31, 2012, the yield on interest-earning assets decreased to 10.25% from 14.37% in the comparable 2011 period. The yield on interest-bearing liabilities decreased to 10.15% for the three months ended March 31, 2012 from 14.29% for the comparable 2011 period. In connection with the fair value accounting for investment securities available-for-sale and securitized mortgage collateral and borrowings, interest income and interest expense is recognized using effective yields based on estimated fair values for these instruments. The decrease in yield for securitized mortgage collateral and securitized mortgage borrowings is primarily related to increased prices on mortgage-backed bonds which resulted in a decrease in yield. Bond prices received from pricing services and other market participants have increased over the past few quarters as investor’s demand for mortgage-backed securities has increased. This has resulted in an increase in fair value for both securitized mortgage collateral and securitized mortgage borrowings. These increases in fair value have decreased the effective yields used for purposes of recognizing interest income and interest expense on these instruments.

Non-Interest Income

Changes in Non-Interest Income

	For the three months ended March 31,
			Increase	%
	2012	2011	(Decrease)	Change
Change in fair value of net trust assets, excluding REO	$6,400	$4,896	$1,504	31%
Losses from REO	(9,427)	(4,249)	(5,178)	(122)
Non-interest (loss) income - net trust assets	(3,027)	647	(3,674)	(568)
Mortgage and real estate services fees	14,036	12,240	1,796	15
Other	(615)	(17)	(598)	3518
Total non-interest income	$10,394	$12,870	$(2,476)	(19)%

Non-interest (loss) income—net trust assets.  Since our consolidated and unconsolidated securitization trusts are nonrecourse to the Company, our economic risk is limited to our residual interests in these securitization trusts. To understand the economics on our residual interests in securitizations better, it is necessary to consider the net effect of changes in fair value of net trust assets and losses from REO. All estimated future losses are included in the estimate of the fair value of securitized mortgage collateral and REO. Losses on REO are reported separately in the consolidated statement of operations as REO is a nonfinancial asset which is the only component of trust assets and liabilities that is not recorded at fair value. Therefore, REO value at the time of sale or losses from further write-downs are recorded separately in the Company’s consolidated statement of operations. The net effect of changes in value related to our investment in all trust assets and liabilities is shown as non-interest income—net trust assets, which includes losses from REO. Non-interest income (loss) related to our net trust assets (residual interests in securitizations) was a loss of $3.0 million for the three months ended March 31, 2012, compared to a gain of $647 thousand in the comparable 2011 period. The individual components of the non-interest income from net trust assets are discussed below:

Change in fair value of net trust assets, excluding REO.  For the three months ended March 31, 2012, the Company recognized a $6.4 million gain from the change in fair value of net trust assets, excluding REO. The net gain recognized during the period was comprised of gains resulting from the increase in fair value of securitized mortgage collateral of $231.4 million.  Offsetting these gains were losses resulting from increases in the fair value of securitized mortgage borrowings and net derivative liabilities, and a decrease in fair value of investment securities available-for-sale of $224.0 million, $561 thousand and $443 thousand, respectively.

For the three months ended March 31, 2011, the Company recognized a $4.9 million gain from the change in fair value of net trust assets, excluding REO.  The net gain recognized during the period was comprised of gains resulting from the increase in fair value of securitized mortgage collateral and reduction in fair value of net derivative liabilities of $139.4 million and $2.9 million, respectively. Offsetting these gains were losses resulting from increases in the fair value of securitized mortgage borrowings and decrease in fair value of investment securities available-for-sale of $137.7 million and $202 thousand, respectively.

Losses from REO.  Losses from REO were $9.4 million for the three months ended March 31, 2012. This loss was comprised of $9.4 million in additional impairment write-downs during the period and $2 thousand gain on sale of REO. During the three months ended March 31, 2012, additional impairment write-downs were attributable to higher expected loss severities on properties held during the period which resulted in a decrease to NRV.

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

Mortgage and real estate services fees.  Revenues generated from these businesses are primarily from the Company’s long-term mortgage portfolio. For the three months ended March 31, 2012, mortgage and real estate services fees were $14.0 million compared to $12.2 million in fees in the comparable 2011 period. The mortgage and real estate services fees of $14.0 million for the three months ended March 31, 2012, was primarily comprised of $9.2 million in mortgage lending, $2.4 million in real estate services and recovery fees, $1.2 million in loss mitigation fees and $1.2 million in portfolio service fees.  The $1.8 million increase in mortgage and real estate services fees was the result of an increase in mortgage lending of approximately $8.7 million.  Offsetting this increase were decreases in title and escrow fees, real estate services and recovery fees, loss mitigation fees and portfolio service fees of approximately $4.3 million, $2.2 million, $238 thousand and $117 thousand, respectively. The reduction in title and escrow fees is a result of the sale of our interest in Experience 1, Inc., the parent of the title insurance company, during the third quarter of 2011.

Non-Interest Expense

Changes in Non-Interest Expense

	For the three months ended March 31,
			Increase	%
	2012	2011	(Decrease)	Change
Personnel expense	$10,485	$10,766	$(281)	(3)%
General, administrative and other	4,219	4,579	(360)	(8)
Total non-interest expense	$14,704	$15,345	$(641)	(4)%

Total non-interest expense was $14.7 million for the three months ended March 31, 2012, compared to $15.3 million for the comparable period of 2011.  The $641 thousand decrease in non-interest expense was primarily attributable to both a decrease in personnel and related costs associated with the sale of Experience 1, Inc. in the third quarter of 2011, partially offset by an increase in such costs associated with the growth of the Company’s mortgage lending platform.

Income Taxes

The Company recorded income tax expense of $30 thousand and $12 thousand for the three months ended March 31, 2012 and 2011, respectively.  The income tax expense for 2012 and 2011 is the result of state income taxes primarily from states where the Company does not have net operating loss carryforwards.

As of December 31, 2011, the Company had estimated federal and California net operating loss carryforwards of approximately $498.7 million and $468.2 million, respectively, of which approximately $280.0 million (federal) relate to discontinued operations. During the years ended December 31, 2011 and 2010, estimated net operating loss carryforwards were reduced as a result of the Company generating taxable income from cancellation of debt in the amount of approximately $39.2 million and $426.2 million, respectively, of securitized mortgage borrowings. Federal and state net operating loss carryforwards begin to expire in 2020 and 2017, respectively. The use of NOL carryforwards in California has been suspended.

The Company files numerous tax returns in various jurisdictions. While the Company is subject to examination by various taxing authorities, the Company believes there are no unresolved issues or claims likely to be material to its financial position. A subsidiary of the Company has been examined by the IRS for tax years 2006 and 2008. The subsidiary filed a consent to extend the statute of limitations for year 2008 until December 31, 2013.  As of March 31, 2012, the Company has no material uncertain tax positions.

Results of Operations by Business Segment

Mortgage and Real Estate Services

Condensed Statements of Operations Data

	For the three months ended March 31,
			Increase	%
	2012	2011	(Decrease)	Change
Net interest expense	$(57)	$—	$(57)	N/A	%

Mortgage and real estate services fees	14,036	12,240	1,796	15
Other non-interest income	27	(223)	250	112
Total non-interest income	14,063	12,017	2,046	17

Personnel expense	(8,921)	(9,039)	118	1
Non-interest expense and income taxes	(1,797)	(2,048)	251	12
Net earnings	$3,288	$930	$2,358	254%

For the three months ended March 31, 2012, mortgage and real estate services fees were $14.0 million compared to $12.2 million in fees in the comparable 2011 period. The mortgage and real estate services fees of $14.0 million for the three months ended March 31, 2012, was primarily comprised of $9.2 million in mortgage lending, $2.4 million in real estate services and recovery fees, $1.2 million in loss mitigation fees and $1.2 million in portfolio service fees.  The $1.8 million increase in mortgage and real estate services fees was the result of an increase in mortgage lending of approximately $8.7 million.  Offsetting this increase were decreases in title and escrow fees, real estate services and recovery fees, loss mitigation fees and portfolio service fees of approximately $4.3 million, $2.2 million, $238 thousand and $117 thousand, respectively. The reduction in title and escrow fees is a result of the sale of our interest in Experience 1, Inc., the parent of the title insurance company, during the third quarter of 2011.

The $8.7 million increase in mortgage lending during the three months ended March 31, 2012 was primarily the result of an increase in net gain on sale of loans slightly offset by an increase in provision for repurchases as compared to the same period in 2011.  For the three months ended March 31, 2012, net gain on sale of loans was $8.9 million as compared to $652 thousand in the first quarter of 2011.  Provision for repurchases increased to $293 thousand for the three months ended March 31, 2012 as compared to $117 thousand for the same period in 2011.  For the three months ended March 31, 2012, the increase in net gain on sale of loans and provision for repurchase was the result of $355.7 million in loan sales during the period as compared to $26.3 million of loans sold for the comparable 2011 period.

The $250 thousand decrease in other income is primarily the result of decreases during the first quarter of 2011 associated with the reduction in fair value of the call and put option associated with AmeriHome.

The decrease in personnel and non-interest expense and income taxes was primarily attributable to both a decrease in personnel and related costs associated with the sale of Experience 1, Inc. in the third quarter of 2011, partially offset by an increase in such costs associated with the growth of the Company’s mortgage lending platform.

Long-term Portfolio

Condensed Statements of Operations Data

	For the three months ended March 31,
			Increase	%
	2012	2011	(Decrease)	Change
Net interest income	$1,111	$1,535	$(424)	(28)%

Change in fair value of net trust assets, excluding REO	6,400	4,896	1,504	31
Losses from real estate owned	(9,427)	(4,249)	(5,178)	(122)
Non-interest income- net trust assets	(3,027)	647	(3,674)	(568)
Change in fair value of long-term debt	(93)	238	(331)	(139)
Other non-interest income	(549)	(32)	(517)	(1616)
Total non-interest income	(3,669)	853	(4,522)	(530)

Personnel expense	(1,563)	(1,727)	164	9
Non-interest expense and income taxes	(2,453)	(2,543)	90	4
Net loss	$(6,574)	$(1,882)	$(4,692)	(249)%

Net interest income decreased $424 thousand for the three months ended March 31, 2012 primarily attributable to a decrease in net interest spread on the long-term portfolio due to reduction in principal balances outstanding and increases in pricing and the corresponding reduction in investor yield requirements between periods on securitized mortgage collateral and securitized mortgage borrowings, partially offset by a decrease in interest expense on long-term debt and the note payable for the three months ended March 31, 2012.

For the three months ended March 31, 2012, the Company recognized a $6.4 million gain from the change in fair value of net trust assets, excluding REO. The net gain recognized during the period was comprised of gains resulting from the increase in fair value of securitized mortgage collateral of $231.4 million.  Offsetting these gains were losses resulting from increases in the fair value of securitized mortgage borrowings and net derivative liabilities, and a decrease in fair value of investment securities available-for-sale of $224.0 million, $561 thousand and $443 thousand, respectively.  Losses from REO were $9.4 million for the three months ended March 31, 2012. This loss was comprised of $9.4 million in additional impairment write-downs during the period. During the three months ended March 31, 2012, additional impairment write-downs were attributable to higher expected loss severities on properties held during the period which resulted in a decrease to NRV.

Discontinued Operations

Condensed Statements of Operations Data

	For the three months ended March 31,
			Increase	%
	2012	2011	(Decrease)	Change
Provision for repurchases	(503)	(253)	(250)	(99)%
Other non-interest income	(1)	122	(123)	(101)
Total non-interest income	(504)	(131)	(373)	(285)

Non-interest expense and income taxes	(764)	(219)	(545)	(249)
Net loss earnings	$(1,268)	$(350)	$(918)	(262)%

Provision for repurchases increased $250 thousand to a provision of $503 thousand for the three months ended March 31, 2012, compared to a provision of $253 thousand for the same period in 2011.  The $250 thousand increase is the result of increases in estimated repurchase losses during the three months ended March 31, 2012.

Non-interest income and income taxes increased $545 thousand between periods primarily due to an increase in legal and professional expenses.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and estimable. In any cases, there may be an exposure to losses in excess of any such amounts whether accrued or not. Any estimated loss is subject to significant judgment and is based upon currently available information, a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated loss will change from time to time, and actual results may vary significantly from the current estimate. Therefore, an estimate of possible loss represents what the Company believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company’s maximum loss exposure. At March 31, 2012, the Company does not have an accrued liability recorded for such estimated loss exposure.

Based on the Company’s current understanding of these pending legal actions and proceedings, management does not believe that judgments or settlements arising from pending or threatened legal matters, individually or in the aggregate, will have a material adverse effect on the consolidated financial position, operating results or cash flows of the Company. However, in light of the inherent uncertainties involved in these matters, some of which are beyond the Company’s control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to the Company’s results of operations or cash flows for any particular reporting period.

Updates to legal matters since the filing of our Form 10-K for the year ended December 31, 2011 are as follows:

On April 30, 2012 a matter was filed in the Superior Court of the State of California, Orange County entitled Rene Marentes and Martha Marentes v. Impac Mortgage Holdings, Inc.  The complaint is a putative class action matter contending that certain loan modification activities of the company constitute an unfair business practice, that they constitute false advertising and marketing and that the fees charged are improper.  The complaint seeks unspecified damages, restitution, injunctive relief, attorney’s fees and pre-judgment interest.

On May 26, 2011, a matter was filed in the United States District Court, Central District of California as Case No. CV11-4514 DSF entitled Citigroup Global Markets, Inc. v. Impac Secured Assets Corp., Impac Funding Corporation and Impac Mortgage Holdings, Inc. The action alleges a violation of Section 18 and Section 20 of the Securities and Act of 1933 and negligent misrepresentation, all involved in the issuance and sale of bonds from a securitization trust. The plaintiff alleges they relied on certain documents filed with the Securities and Exchange Commission (SEC) that were subsequently the subject of an amended filing. The matter seeks unspecified damages, interest, legal fees and litigation expenses.  On May 3, 2012, the Court granted a motion by the plaintiffs for partial summary judgment except with respect to the negligent misrepresentation claim against Impac Mortgage Holdings, Inc.

ITEM 1A:  RISK FACTORS

OUR OPERATIONS MAY BE AFFECTED BY THE DEFAULT OF A SUB-SERVICER

We use third parties to service our mortgage loans both on an interim basis and for the servicing and master servicing rights we retain when we have sold or securitized mortgage loans.  If our sub-servicer defaults or fails to perform to certain standards this can be deemed to be a default or failure by us to perform those duties or functions.   As a result we may be responsible for damages or subject to termination as a servicer or master servicer.   The parent of one of our subservicers recently disclosed that they did not make a semi-annual interest payment that was due on one of their obligations on a note.   That failure was not a default under the note, however it could become one if it continues.  This, by itself, is not necessarily a default under their subsidiary’s obligation to service our mortgage loans, and under our servicing or master servicing agreements is not a default by us.   However, such an action could give rise to, or be evidence that there may be, a future default on the obligation to service our mortgage loans.   If there is such a default to service our mortgage loans, this could adversely affect our rights or obligations to service or master service the loans which could affect our cash flows.

Our Annual Report on Form 10-K for the year ended December 31, 2011 includes a detailed discussion of our risk factors.  The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:  MINE SAFETY DISCLOSURES

None.

ITEM 5:  OTHER INFORMATION

On April 1, 2012, the Company, through its subsidiaries, amended the $4.0 million working capital line of credit agreement with Wells Fargo Bank extending the expiration to April 2013.

On April 13, 2012, the warehouse facility under the Master Repurchase Agreement with Customers Bank was amended primarily to increase the maximum borrowing capacity to $38.5 million.

On May 10, 2012, the warehouse facility under the Master Repurchase Agreement with Ever Bank, formerly Metlife, was amended to increase the maximum borrowing capacity from $25.0 million to $50.0 million.

The information set forth above is included herewith for the purpose of providing the disclosure required under “Item 1.01- Entry into a Material Definitive Agreement” and “Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant” of Form 8-K.

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
101*

The following materials from Impac Mortgage Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Cash Flows, and (4) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

May 15, 2012