Form 10-Q
period 2012-06-30
IMPAC MORTGAGE HOLDINGS INC
filed 2012-08-14
CIK 1000298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

There were 7,845,146 shares of common stock outstanding as of August 10, 2012.

IMPAC MORTGAGE HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1.                  CONSOLIDATED FINANCIAL STATEMENTS

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Cash and cash equivalents	$6,381	$7,653
Restricted cash	2,534	5,019
Trust assets
Investment securities available-for-sale	140	688
Securitized mortgage collateral	5,430,443	5,449,001
Derivative assets	37	37
Real estate owned	38,845	56,467
Total trust assets	5,469,465	5,506,193

Mortgage loans held-for-sale	106,918	61,718
Mortgage servicing rights	7,090	4,141
Assets of discontinued operations	200	264
Other assets	30,454	27,052
Total assets	$5,623,042	$5,612,040

LIABILITIES
Trust liabilities
Securitized mortgage borrowings	$5,426,042	$5,454,901
Derivative liabilities	20,439	24,786
Total trust liabilities	5,446,481	5,479,687

Warehouse borrowings	98,571	58,691
Long-term debt	11,952	11,561
Notes payable	5,688	5,182
Liabilities of discontinued operations	11,870	9,932
Other liabilities	17,462	15,890
Total liabilities	5,592,024	5,580,943

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Series A junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none issued or outstanding	—	—
Series B 9.375% redeemable preferred stock, $0.01 par value; liquidation value $16,640; 2,000,000 shares authorized, 665,592 noncumulative shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	7	7
Series C 9.125% redeemable preferred stock, $0.01 par value; liquidation value $35,127; 5,500,000 shares authorized; 1,405,086 noncumulative shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	14	14
Common stock, $0.01 par value; 200,000,000 shares authorized; 7,845,146 and 7,814,946 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	78	78
Additional paid-in capital	1,077,549	1,076,723
Net accumulated deficit:
Cumulative dividends declared	(822,520)	(822,520)
Retained deficit	(224,912)	(224,334)
Net accumulated deficit	(1,047,432)	(1,046,854)
Total Impac Mortgage Holdings, Inc. stockholders’ equity	30,216	29,968
Noncontrolling interests	802	1,129
Total equity	31,018	31,097
Total liabilities and stockholders’ equity	$5,623,042	$5,612,040

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
INTEREST INCOME	$126,973	$202,318	$269,701	$420,183
INTEREST EXPENSE	126,386	201,073	268,124	417,620
Net interest income	587	1,245	1,577	2,563

NON-INTEREST INCOME:
Change in fair value of net trust assets, excluding REO	5,160	2,403	11,560	7,299
Losses from REO	(3,882)	(739)	(13,309)	(4,988)
Non-interest income (loss) - net trust assets	1,278	1,664	(1,749)	2,311

Mortgage lending gains and fees, net	15,129	2,455	24,263	3,096
Real estate services fees, net	6,141	11,963	11,039	23,549
Other	1,326	154	779	367
Total non-interest income	23,874	16,236	34,332	29,323

NON-INTEREST EXPENSE:
Personnel expense	12,321	12,294	22,805	23,060
General, administrative and other	4,575	5,005	8,795	9,584
Total non-interest expense	16,896	17,299	31,600	32,644
Earnings (loss) from continuing operations before income taxes	7,565	182	4,309	(758)
Income tax expense from continuing operations	5	9	35	21
Earnings (loss) from continuing operations	7,560	173	4,274	(779)
(Loss) earnings from discontinued operations, net of tax	(3,113)	8	(4,381)	(342)
Net earnings (loss)	4,447	181	(107)	(1,121)
Net (earnings) loss attributable to noncontrolling interests	(235)	180	(471)	495
Net earnings (loss) attributable to IMH	$4,212	$361	$(578)	$(626)

Earnings (loss) per common share - basic:
Earnings (loss) from continuing operations attributable to IMH	$0.94	$0.05	$0.49	$(0.04)
(Loss) earnings from discontinued operations	(0.40)	0.00	(0.56)	(0.04)
Net earnings (loss) per share available to common stockholders	$0.54	$0.05	$(0.07)	$(0.08)

Earnings (loss) per common share - diluted:
Earnings (loss) from continuing operations attributable to IMH	$0.88	$0.04	$0.49	$(0.04)
(Loss) earnings from discontinued operations	(0.37)	0.00	(0.56)	(0.04)
Net earnings (loss) per share available to common stockholders	$0.51	$0.04	$(0.07)	$(0.08)

See accompanying notes to consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Six Months
	Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(107)	$(1,121)

Losses from REO	13,309	4,988
Extinguishment of debt	423	338
Change in fair value of mortgage servicing rights	375	34
Gain on sale of loans	(20,372)	(2,016)
Change in fair value of mortgage loans held-for-sale	(2,828)	(988)
Provision for repurchases	583	222
Origination of mortgage loans held-for-sale	(873,017)	(272,747)
Sale and principal reduction on mortgage loans held-for-sale	845,381	231,637
Change in fair value of net trust assets, excluding REO	(17,879)	(39,970)
Change in fair value of long-term debt	(682)	(643)
Accretion of interest income and expense	136,826	171,361
Change in REO impairment reserve	(14,825)	(15,861)
Stock-based compensation	134	148
Net change in restricted cash	2,485	(3,041)
Amortization of discount on note payable	89	—
Net cash provided by (used in) operating activities of discontinued operations	1,992	(1,824)
Net change in other assets and liabilities	187	2,058
Net cash provided by operating activities	72,074	72,575

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in securitized mortgage collateral	309,546	371,190
Net change in mortgages held-for-investment	4	5
Purchase of premises and equipment	(64)	(378)
Net principal change on investment securities available-for-sale	117	110
Proceeds from the sale of real estate owned	51,235	85,103
Net cash provided by investing activities	360,838	456,030

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of warehouse borrowings	(815,677)	(227,759)
Borrowings under warehouse agreement	855,557	269,619
Repayment of line of credit	(8,250)	—
Borrowings under line of credit	8,250	—
Repayment of securitized mortgage borrowings	(473,770)	(574,492)
Issuance of note payable	7,500	8,815
Principal payments on notes payable	(7,627)	(7,358)
Principal payments on capital lease	(193)	(106)
Proceeds from exercise of stock options	16	12
Net cash used in financing activities	(434,194)	(531,269)

Net change in cash and cash equivalents	(1,282)	(2,664)
Cash and cash equivalents at beginning of year	7,665	11,620
Cash and cash equivalents at end of period - continuing operations	6,381	8,944
Cash and cash equivalents at end of period - discontinued operations	2	12
Cash and cash equivalents at end of period	$6,383	$8,956

NON-CASH TRANSACTIONS (Continuing and Discontinued Operations):
Transfer of securitized mortgage collateral to real estate owned	$32,133	$54,104
Acquisition of equipment purchased through capital leases	199	530
Increase in ownership of AmeriHome	677	—

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

The Company’s continuing operations include mortgage lending and real estate services conducted by IRES and the long-term mortgage portfolio (residual interests in securitizations reflected as net trust assets and liabilities in the consolidated balance sheets). The discontinued operations include the former non-conforming mortgage operations conducted by IFC and subsidiaries.

The information set forth in these notes is presented on a continuing operations basis, unless otherwise stated.

Market Update and Liquidity

According to the Wall Street Journal (WSJ), the US economy slowed in the second quarter, growing just 1.5% as compared to 2.4% in the first quarter of 2012 primarily as a result of consumers reduced spending and businesses cautious about hiring and investing, “underscoring that an already wobbly recovery is losing even more steam.”  The unemployment rate has only slightly changed in recent months as employers added fewer jobs in the second quarter of 2012 than they have since the labor market began recovering in 2010 (WSJ, July 28, 2012).  Furthermore, there is speculation that a slowing US economy raises concern that “a sudden shock,” such as an escalation of the current crisis in Europe’s financial markets or an increase in next year’s income tax rates, could potentially result in a contracting US economy and another recession.

Real estate activity showed some encouraging signs as nationwide average of home prices have appeared to have hit a bottom and are starting to bounce back, although home prices continued to decline in many parts of the United States during the first six months of 2012.  Some positive news indicates that construction of new homes continued to grow in the second quarter, although at a slow rate. However, foreclosures remain one of the biggest risks to the housing market recovery.  As the industry-wide compliance issues associated with foreclosures are resolved, an increase in foreclosures is expected which is expected to result in downward pressure and uncertainty in the housing market.

As a result of the current conditions of the United States economy, the Federal Reserve has lowered its growth projections in June and appears to be preparing to take action in the near future in hopes to spur the economy.  At a minimum, the current economic conditions are likely to warrant exceptionally low levels for the federal funds interest rate at least through late 2014 if not beyond.

The Company believes that current cash balances, cash flows from its mortgage lending activities, real estate and loss mitigation services fees generated from the long-term mortgage portfolio, and residual interest cash flows from the long-term mortgage portfolio are adequate for current operating needs. However, the Company believes the mortgage lending and real estate services markets will continue to be unstable, highly competitive and subject to increased regulation. Competition in mortgage lending comes primarily from mortgage bankers, commercial banks, credit unions and other finance companies which have offices in the Company’s market area as well as operations throughout the United States. The Company competes for loans principally on the basis of the interest rates and loan fees charged, the types of loans originated and the quality of services provided to borrowers.  Additionally, competition for real estate recovery services, loss mitigation servicing, loan modification services and other portfolio services has increased due to the unprecedented difficult mortgage environment and severe credit tightening, coupled with the stagnant economy. The Company’s competitors in its real estate service operations include large mortgage servicers, established special servicers, and newer entrants to the specialty servicing and recovery collections business. It is more difficult for the Company than its competitors to promote its ability to provide loss mitigation, special servicing and real estate services for others because the Company has not historically provided such services to unrelated third parties, and the Company is not a rated primary or special servicer of residential mortgage loans as designated by a rating agency.

The Company has experienced recent success in expanding its mortgage lending business, primarily due to its origination of mortgages eligible for sale to government agencies on a service retained basis.  However, retaining servicing is a use of capital and the Company must carefully manage the size of its servicing portfolio to stay within capital constraints.  The Company is currently exploring opportunities to obtain additional capital to support the growth of the mortgage servicing portfolio and expansion of its origination platform and volumes.  Without additional capital, the Company’s mortgage lending business may not grow at the same pace as recently experienced.   Additionally, performance of the long-term mortgage portfolio is subject to the continued volatility in the real estate market and current economic conditions. Cash flows from the residual interests in securitizations can be volatile and difficult to predict, because they are sensitive to delinquencies, defaults and credit losses associated with the securitized loans and interest rates associated with the securitized bonds. Losses in excess of current estimates will reduce the residual interest cash receipts from the long-term mortgage portfolio. To the extent the related multifamily portion of the long term mortgage portfolio experiences higher than expected credit losses, the Company may need to make advances on the multifamily portion.

Financial Statement Presentation

The accompanying unaudited consolidated financial statements of IMH and its subsidiaries (as defined above) have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These interim period condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the United States Securities and Exchange Commission (SEC).

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

Recently Adopted Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-08, Testing Goodwill for Impairment. Under this new standard, entities testing goodwill for impairment now have an option of performing a qualitative assessment before having to calculate the fair value of a reporting unit. If an entity determines, on the basis of qualitative factors, that the fair value of the reporting unit is more-likely-than-not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. This ASU was effective beginning January 1, 2012 with early adoption permitted under certain conditions. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 amends guidance listed under ASC Topic 820, “Fair Value Measurement,” and represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. This Update also permits entities to measure fair value on a net basis for financial instruments that are managed based on net exposure to market risks and/or counterparty credit risk. ASU 2011-04 requires new disclosures for financial instruments classified as Level 3, including: 1) quantitative information about unobservable inputs used in measuring fair value; 2) qualitative discussion of the sensitivity of fair value measurements to changes in unobservable inputs; and 3) a description of valuation processes used.  This update also requires disclosure of fair value levels for financial instruments that are not recorded at fair value but for which fair value is required to be disclosed.  ASU 2011-04 became effective prospectively for interim and annual periods beginning after December 15, 2011. The Company has conformed to the new disclosures required in ASU 2011-04 during the first quarter of 2012.

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

In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and estimable. In any case, there may be an exposure to losses in excess of any such amounts whether accrued or not. Any estimated loss is subject to significant judgment and is based upon currently available information, a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated loss will change from time to time, and actual results may vary significantly from the current estimate. Therefore, an estimate of possible loss represents what the Company believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company’s maximum loss exposure. At June 30, 2012, the Company does not have an accrued liability recorded for such estimated loss exposure.

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

For a description of current legal proceedings, refer to the Company’s Form 10-K for the year ended December 31, 2011.  Also refer to Item 1 of Part II of the Company’s Form 10-Q for the period ended March 31, 2012 for a description of updates to legal proceedings during the three months ended June 30, 2012, which information included therein is incorporated herein by reference.

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

The following table presents the estimated fair value of financial instruments included in the consolidated financial statements as of the dates indicated:

	June 30, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$6,381	$6,381	$7,653	$7,653
Restricted cash	2,534	2,534	5,019	5,019
Investment securities available-for-sale	140	140	688	688
Securitized mortgage collateral	5,430,443	5,430,443	5,449,001	5,449,001
Derivative assets, securitized trusts	37	37	37	37
Derivative assets, lending	4,460	4,460	1,179	1,179
Mortgage servicing rights	7,090	7,090	4,141	4,141
Mortgage loans held-for-sale	106,918	106,918	61,718	61,718
Call option	73	73	253	253

Liabilities
Securitized mortgage borrowings	5,426,042	5,426,042	5,454,901	5,454,901
Derivative liabilities, securitized trusts	20,439	20,439	24,786	24,786
Derivative liabilities, lending	1,552	1,552	624	624
Long-term debt	11,952	11,952	11,561	11,561
Warehouse borrowings	98,571	98,571	58,691	58,691
Notes payable	5,688	5,688	5,182	5,941
Line of credit	4,000	4,000	4,000	4,000
Put option	9	9	—	—

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

As a result of the lack of observable market data resulting from inactive markets, the Company has classified its investment securities available-for-sale, securitized mortgage collateral and borrowings, net derivative liabilities — securitized trusts, long-term debt, mortgage servicing rights, and call and put options as Level 3 fair value measurements. Level 3 assets and liabilities were 99% and 100%, respectively, of total assets and total liabilities measured at estimated fair value at June 30, 2012 and December 31, 2011.

Recurring Fair Value Measurements

We assess our financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by ASC Topic 810. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the beginning of the reporting period. There were no material transfers between our Level 1 and Level 2 classified instruments during the three and six months ended June 30, 2012.

The following tables present the Company’s assets and liabilities that are measured at estimated fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option at June 30, 2012 and December 31, 2011, based on the fair value hierarchy:

	Recurring Fair Value Measurements
	June 30, 2012			December 31, 2011
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investment securities available-for-sale	$—	$—	$140	$—	$—	$688
Mortgage loans held-for-sale	—	106,918	—	—	61,718	—
Derivative assets, net, lending (1)	—	2,908	—	—	555	—
Mortgage servicing rights	—	—	7,090	—	—	4,141
Call option (2)	—	—	73	—	—	253
Securitized mortgage collateral	—	—	5,430,443	—	—	5,449,001
Total assets at fair value	$—	$109,826	$5,437,746	$—	$62,273	$5,454,083

Liabilities
Securitized mortgage borrowings	$—	$—	$5,426,042	$—	$—	$5,454,901
Derivative liabilities, net, securitized trusts (3)	—	—	20,402	—	—	24,749
Long-term debt	—	—	11,952	—	—	11,561
Put option (4)	—	—	9	—	—	—
Total liabilities at fair value	$—	$—	$5,458,405	$—	$—	$5,491,211

(1)          At June 30, 2012, derivative assets, net, lending, included $4.5 million in interest rate lock commitments (IRLCs) and $1.6 million in hedging instruments, respectively, associated with the Company’s mortgage lending operations, and is included in other assets and other liabilities in the accompanying consolidated balance sheets.

(2)          Included in other assets in the accompanying consolidated balance sheets.

(3)          At June 30, 2012, derivative liabilities, net—securitized trusts, included $37 thousand in derivative assets and $20.4 million in derivative liabilities, included within trust assets and trust liabilities, respectively. At December 31, 2011, derivative liabilities, net—securitized trusts, included $37 thousand in derivative assets and $24.8 million in derivative liabilities, included within trust assets and trust liabilities, respectively.

(4)          Included in other liabilities in the accompanying consolidated balance sheets.

The following tables present a reconciliation for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2012 and 2011:

	Level 3 Recurring Fair Value Measurements
	For the three months ended June 30, 2012
	Investment securities available- for-sale	Securitized mortgage collateral	Securitized mortgage borrowings	Derivative liabilities, net	Mortgage servicing rights	Call option	Put option	Long-term debt
Fair value, March 31, 2012	$189	$5,573,365	$(5,579,512)	$(21,647)	$4,807	$280	$—	$(12,163)
Total gains (losses) included in earnings:
Interest income (1)	10	39,900	—	—	—	—	—	—
Interest expense (1)	—	—	(106,619)	—	—	—	—	(563)
Change in fair value	(11)	(79)	6,559	(1,309)	(632)	(207)	(9)	774
Total (losses) gains included in earnings	(1)	39,821	(100,060)	(1,309)	(632)	(207)	(9)	211
Transfers in and/or out of Level 3	—	—	—	—	—	—	—	—
Purchases, issuances and settlements
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	3,182	—	—	—
Settlements	(48)	(182,743)	253,530	2,554	(267)	—	—	—
Fair value, June 30, 2012	$140	$5,430,443	$(5,426,042)	$(20,402)	$7,090	$73	$(9)	$(11,952)
Unrealized gains (losses) still held (2)	$44	$(3,567,906)	$5,594,432	$(19,640)	$—	$—	$—	$58,811

(1)             Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. The net interest income, including cash received and paid, was $2.0 million for the three months ended June 30, 2012. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations is primarily from contractual interest on the securitized mortgage collateral and borrowings.

(2)             Represents the amount of unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held and reflected in the fair values at June 30, 2012.

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

(1)             Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. The net interest income, including cash received and paid, was $2.7 million for the three months ended June 30, 2011. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations is primarily from contractual interest on the securitized mortgage collateral and borrowings.

(2)             Represents the amount of unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held and reflected in the fair values at June 30, 2011.

	Level 3 Recurring Fair Value Measurements
	For the six months ended June 30, 2012
	Investment securities available- for-sale	Securitized mortgage collateral	Securitized mortgage borrowings	Derivative liabilities, net	Mortgage servicing rights	Call option	Put option	Long-term debt
Fair value, December 31, 2011	$688	$5,449,001	$(5,454,901)	$(24,749)	$4,141	$253	$—	$(11,561)
Total gains (losses) included in earnings:
Interest income (1)	23	91,840	—	—	—	—	—	—
Interest expense (1)	—	—	(227,616)	—	—	—	—	(1,073)
Change in fair value	(454)	231,282	(217,397)	(1,871)	(375)	(180)	(9)	682
Total (losses) gains included in earnings	(431)	323,122	(445,013)	(1,871)	(375)	(180)	(9)	(391)
Transfers in and/or out of Level 3	—	—	—	—				—
Purchases, issuances and settlements
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	5,636	—	—	—
Settlements	(117)	(341,680)	473,872	6,218	(2,312)	—	—	—
Fair value, June 30, 2012	$140	$5,430,443	$(5,426,042)	$(20,402)	$7,090	$73	$(9)	$(11,952)

(1)             Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. The net interest income, including cash received and paid, was $4.4 million for the six months ended June 30, 2012.  The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations is primarily from contractual interest on the securitized mortgage collateral and borrowings.

	Level 3 Recurring Fair Value Measurements
	For the six months ended June 30, 2011
	Investment securities available- for-sale	Securitized mortgage collateral	Securitized mortgage borrowings	Derivative liabilities, net	Mortgage servicing rights	Call option	Put option	Long-term debt
Fair value, December 31, 2010	$645	$6,011,675	$(6,012,745)	$(65,876)	$1,439	$706	$(61)	$(11,728)
Total gains (losses) included in earnings:
Interest income (1)	58	202,845	—	—	—	—	—	—
Interest expense (1)	—	—	(373,201)	—	—	—	—	(1,063)
Change in fair value	(146)	(147,268)	158,983	(4,271)	(34)	(252)	38	643
Total (losses) gains included in earnings	(88)	55,577	(214,218)	(4,271)	(34)	(252)	38	(420)
Transfers in and/or out of Level 3	—	—	—	—	—	—	—	—
Purchases, issuances and settlements
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—	—
Settlements	(110)	(425,295)	575,121	32,043	—	—	—	—
Fair value, June 30, 2011	$447	$5,641,957	$(5,651,842)	$(38,104)	$1,405	$454	$(23)	$(12,148)

(1)             Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. The net interest income, including cash received and paid, was $5.5 million for the six months ended June 30, 2011.  The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations is primarily from contractual interest on the securitized mortgage collateral and borrowings.

The following table presents quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring and non-recurring basis at June 30, 2012.

Financial Instrument	Estimated Fair Value	Valuation Technique	Unobservable Input	Range of Inputs
Assets and liabilities backed by real estate
Investment securities available-for-sale,	$140	DCF	Discount rates	5.26 - 30.0%
Securitized mortgage collateral, and	5,430,443		Prepayment rates	0.8 - 15.6%
Securitized mortgage borrowings	(5,426,042)		Default rates	0.21 - 10.0%
			Loss severities	16.1 - 71.9%
Other assets and liabilities
Mortgage servicing rights	$7,090	DCF	Discount rate	12.0%
			Prepayment rates	11.8 - 14.8%
Derivative liabilities, net, securitized trusts	(20,402)	DCF	1M forward LIBOR	0.24 - 3.19%
Long-term debt	(11,952)	DCF	Discount rate	25.0%
Lease Liability	(2,108)	DCF	Discount rate	12.0%

DCF = Discounted Cash Flow

1M = 1 Month

During the second quarter of 2012, based on the trend of improving bond prices and declining yields, the Company adjusted the acceptable range of expected yields for some of the Company’s earlier vintage securitizations.

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

The following tables present the changes in recurring fair value measurements included in net earnings (loss) for the three and six months ended June 30, 2012 and 2011:

	Recurring Fair Value Measurements
	Change in Fair Value Included in Net Earnings
	For the three months ended June 30, 2012
	Interest	Interest	Change in Fair Value of			Other Non-interest	Mortgage and real
	Income (1)	Expense (1)	Net Trust Assets		Long-term Debt	Income	estate services fees	Total
Investment securities available-for-sale	$10	$—	$(11)		$—	$—	$—	$(1)
Securitized mortgage collateral	39,900	—	(79)		—	—	—	39,821
Securitized mortgage borrowings	—	(106,619)	6,559		—	—	—	(100,060)
Mortgage servicing rights	—	—	—		—	(632)	—	(632)
Call option	—	—	—		—	(207)	—	(207)
Put option	—	—	—		—	(9)	—	(9)
Derivative liabilities, net	—	—	(1,309	)(2)	—	—	—	(1,309)
Long-term debt	—	(563)	—		774	—	—	211
Mortgage loans held-for-sale	—	—	—		—	—	3,361	3,361
Derivative assets - IRLCs	—	—	—		—	—	2,904	2,904
Derivative liabilities - Hedging Instruments	—	—	—		—	—	(1,671)	(1,671)
Total	$39,910	$(107,182)	$5,160		$774	$(848)	$4,594	$(57,592)

(1)             Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.

(2)             Included in this amount is $1.2 million in change in the fair value of derivative instruments, offset by $2.6 million in cash payments from the securitization trusts for the three months ended June 30, 2012.

	Recurring Fair Value Measurements
	Change in Fair Value Included in Net Loss
	For the three months ended June 30, 2011
	Interest	Interest	Change in Fair Value of			Other Non-interest	Mortgage and real
	Income (1)	Expense (1)	Net Trust Assets		Long-term Debt	Income	estate services fees	Total
Investment securities available-for-sale	$30	$—	$56		$—	$—	$—	$86
Securitized mortgage collateral	95,476	—	(286,713)		—	—	—	(191,237)
Securitized mortgage borrowings	—	(179,186)	296,261		—	—	—	117,075
Mortgage servicing rights	—	—	—		—	65	—	65
Call option	—	—	—		—	(29)	—	(29)
Put option	—	—	—		—	38	—	38
Derivative liabilities, net	—	—	(7,201	)(2)	—	—	—	(7,201)
Long-term debt	—	(523)	—		405	—	—	(118)
Mortgage loans held-for-sale	—	—	—		—	—	531	531
Derivative assets - IRLCs	—	—	—		—	—	283	283
Derivative liabilities - Hedging Instruments	—	—	—		—	—	(169)	(169)
Total	$95,506	$(179,709)	$2,403		$405	$74	$645	$(80,676)

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

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Earnings
	For the six months ended June 30, 2012
	Interest	Interest	Change in Fair Value of			Other Non-interest	Mortgage and real
	Income (1)	Expense (1)	Net Trust Assets		Long-term Debt	Income	estate services fees	Total
Investment securities available-for-sale	$23	$—	$(454)		$—	$—	$—	$(431)
Securitized mortgage collateral	91,840	—	231,282		—	—	—	323,122
Securitized mortgage borrowings	—	(227,616)	(217,397)		—	—	—	(445,013)
Mortgage servicing rights	—	—	—		—	(375)	—	(375)
Call option	—	—	—		—	(180)	—	(180)
Put option	—	—	—		—	(9)	—	(9)
Derivative liabilities, net	—	—	(1,871	)(2)	—	—	—	(1,871)
Long-term debt	—	(1,073)	—		682	—	—	(391)
Mortgage loans held-for-sale	—	—	—		—	—	2,828	2,828
Derivative assets - IRLCs	—	—	—		—	—	3,281	3,281
Derivative liabilities - Hedging Instruments	—	—	—		—	—	(929)	(929)
Total	$91,863	$(228,689)	$11,560	(3)	$682	$(564)	$5,180	$(119,968)

(1)             Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.

(2)             Included in this amount is $4.4 million in change in the fair value of derivative instruments, offset by $6.3 million in cash payments from the securitization trusts for the six months ended June 30, 2012.

(3)             For the six months ended June 30, 2012, change in the fair value of trust assets, excluding REO was $11.6 million.  Excluded from the $17.9 million change in fair value of net trust assets, excluding REO, in the accompanying consolidated statement of cash flows is $6.3 million in cash payments from the securitization trusts related to the Company’s net derivative liabilities.

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

(2)             Included in this amount is $28.4 million in changes in the fair value of derivative instruments, offset by $32.7 million in cash payments from the securitization trusts for the six months ended June 30, 2011.

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

Investment securities available-for-sale—Investment securities available-for-sale are carried at fair value. The investment securities consist primarily of non-investment grade mortgage-backed securities. The fair value of the investment securities is measured based upon the Company’s expectation of inputs that other market participants would use. Such assumptions include judgments about the underlying collateral, prepayment speeds, future credit losses, forward interest rates and certain other factors. Given the market disruption and lack of observable market data as of June 30, 2012 and December 31, 2011, the estimated fair value of the investment securities available-for-sale was measured using significant internal expectations of market participants’ assumptions.  Investment securities available-for-sale are considered a Level 3 measurement at June 30, 2012.

Mortgage servicing rights—The Company elected to carry all of its mortgage servicing rights arising from its mortgage loan operations at fair value. The fair value of mortgage servicing rights is based upon market prices for similar instruments and an internal discounted cash flow model. The valuation model incorporates assumptions that market participants would use in estimating the fair value of servicing. These assumptions include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, prepayment and late fees, among other considerations. Mortgage servicing rights are considered a Level 3 measurement at June 30, 2012.

Mortgage loans held-for-sale—The Company elected to carry its mortgage loans held-for-sale originated or acquired from its mortgage loan origination operation at fair value. Fair value is based on quoted market prices, where available, prices for other traded mortgage loans with similar characteristics, and purchase commitments and bid information received from market participants. Given the meaningful level of secondary market activity for conforming mortgage loans, active pricing is available for similar assets and accordingly, the Company classifies its mortgage loans held-for-sale as a Level 2 measurement at June 30, 2012.

Call option—As part of the acquisition of AmeriHome as more fully discussed in Note 21.—Business Combinations of our Annual Report on Form 10-K for the year ended December 31, 2011, the purchase agreement included a call option to purchase an additional 39% of AmeriHome.   In June 2012, the Company and the noncontrolling interest holder entered into an agreement to transfer an additional 27.5% ownership of AmeriHome to the Company in exchange for the settlement of balances owed from the noncontrolling interest holder related to the Company for capital contributions made by the Company to AmeriHome and indemnification provisions included in the purchase agreement.  As of June 30, 2012, the Company owns 78.5% of AmeriHome, and accordingly retains an option to purchase 11.5% of AmeriHome.  The estimated fair value is based on a model incorporating various assumptions including expected future book value of AmeriHome, the probability of the option being exercised, volatility, expected term and certain other factors. The call option is considered a Level 3 measurement at June 30, 2012.

Put option—As part of the acquisition of AmeriHome, the purchase agreement included a put option which allows the noncontrolling interest holder to sell his then remaining 49% of AmeriHome to the Company in the event the Company does not exercise the call option discussed above. In June 2012, the Company and the noncontrolling interest holder entered into an agreement to transfer 27.5% ownership of AmeriHome to the Company in exchange for the settlement of balances owed from the noncontrolling interest holder related to capital contributions made by the Company to AmeriHome and indemnification provisions included in the purchase agreement.  As of June 30, 2012, the noncontrolling interest holder owns 21.5% of AmeriHome, and accordingly retains an option to sell the 21.5% interest to the Company.  The estimated fair value is based on a model incorporating various assumptions including expected future book value of AmeriHome, the probability of the option being exercised, volatility, expected term and certain other factors. The put option is considered a Level 3 measurement at June 30, 2012.

Securitized mortgage collateral—The Company elected to carry all of its securitized mortgage collateral at fair value. These assets consist primarily of non-conforming mortgage loans securitized between 2002 and 2007. Fair value measurements are based on the Company’s internal models used to compute the net present value of future expected cash flows, with observable market participant assumptions, where available. The Company’s assumptions include its expectations of inputs that other market participants would use in pricing these assets. These assumptions include judgments about the underlying collateral, prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of June 30, 2012, securitized mortgage collateral had an unpaid principal balance of $9.0 billion, compared to an estimated fair value of $5.4 billion. The aggregate unpaid principal balance exceeds the fair value by $3.6 billion at June 30, 2012.  As of June 30, 2012, the unpaid principal balance of loans 90 days or more past due was $1.6 billion compared to an estimated fair value of $0.5 billion. The aggregate unpaid principal balances of loans 90 days or more past due exceed the fair value by $1.1 billion at June 30, 2012. Securitized mortgage collateral is considered a Level 3 measurement at June 30, 2012.

Securitized mortgage borrowings—The Company elected to carry all of its securitized mortgage borrowings at fair value. These borrowings consist of individual tranches of bonds issued by securitization trusts and are primarily backed by non-conforming mortgage loans. Fair value measurements are based on the Company’s internal models used to compute the net present value of future expected cash flows, with observable market participant assumptions, where available. Fair value measurements include the Company’s judgments about the underlying collateral and assumptions such as prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors.  As of June 30, 2012, securitized mortgage borrowings had an outstanding principal balance of $9.1 billion compared to an estimated fair value of $5.4 billion. The aggregate outstanding principal balance exceeds the fair value by $3.7 billion at June 30, 2012.  Securitized mortgage borrowings is considered a Level 3 measurement at June 30, 2012.

Long-term debt—The Company elected to carry all of its long-term debt (consisting of trust preferred securities and junior subordinated notes) at fair value. These securities are measured based upon an analysis prepared by management, which considered the Company’s own credit risk, including settlements with trust preferred debt holders and discounted cash flow analysis. As of June 30, 2012, long-term debt had an unpaid principal balance of $70.5 million compared to an estimated fair value of $12.0 million. The aggregate unpaid principal balance exceeds the fair value by $58.5 million at June 30, 2012. The long-term debt is considered a Level 3 measurement at June 30, 2012.

Derivative assets and liabilities, Securitized trusts—For non-exchange traded contracts, fair value is based on the amounts that would be required to settle the positions with the related counterparties as of the valuation date. Valuations of derivative assets and liabilities are based on observable market inputs, if available. To the extent observable market inputs are not available, fair values measurements include the Company’s judgments about future cash flows, forward interest rates and certain other factors, including counterparty risk. Additionally, these values also take into account the Company’s own credit standing, to the extent applicable; thus, the valuation of the derivative instrument includes the estimated value of the net credit differential between the counterparties to the derivative contract. As of June 30, 2012, the notional balance of derivative assets and liabilities, securitized trusts was $1.1 billion. These derivatives are included in the consolidated securitization trusts, which are nonrecourse to the Company, and thus the economic risk from these derivatives is limited to the Company’s residual interests in the securitization trusts. Derivative assets and liabilities, securitized trusts are considered a Level 3 measurement at June 30, 2012.

Derivative assets and liabilities, Lending—The Company’s derivative assets and liabilities are carried at fair value as required by GAAP and are accounted for as free standing derivatives. The derivative assets are IRLCs with prospective residential mortgage borrowers whereby the interest rate on the loan is determined prior to funding and the borrowers have locked in that interest rate. These commitments are determined to be derivative instruments in accordance with GAAP. The derivative liabilities are hedging instruments (typically TBA securities) used to hedge the risk of fair value changes associated with changes in interest rates relating to its mortgage loan origination operations. The Company hedges the period from the interest rate lock (assuming a fall-out factor) to the date of the loan sale. The estimated fair value is based on current market prices for similar instruments. Given the meaningful level of secondary market activity for derivative contracts, active pricing is available for similar assets and accordingly, the Company classifies its derivative assets and liabilities, lending as a Level 2 measurement at June 30, 2012.

The following table includes information for the derivative assets and liabilities — lending for the periods presented:

		Total Gains (Losses)
	Notional Balance	For the Three Months Ended	For the Six Months Ended
	June 30, 2012	June 30, 2012 (1)	June 30, 2012 (1)
Derivative assets - IRLC’s	$286,436	$2,904	$3,281
Derivative liabilities - TBA/FNMA’s	259,196	(6,043)	(7,330)

(1)          Amounts included in mortgage lending gains and fees, net within the accompanying consolidated statements of operations.

Nonrecurring Fair Value Measurements

The Company is required to measure certain assets and liabilities at estimated fair value from time to time. These fair value measurements typically result from the application of specific accounting pronouncements under GAAP. The fair value measurements are considered nonrecurring fair value measurements under FASB ASC 820-10.

The following tables present financial and non-financial assets and liabilities measured using nonrecurring fair value measurements at June 30, 2012 and 2011, respectively:

	Nonrecurring Fair Value Measurements			Total Gains (Losses)
	June 30, 2012			For the Three Months Ended	For the Six Months Ended
	Level 1	Level 2	Level 3	June 30, 2012 (3)	June 30, 2012 (3)
REO (1)	$—	$28,610	$—	$(3,882)	$(13,309)
Lease liability (2)	—	—	(2,108)	(64)	(281)

(1)          Balance represents REO at June 30, 2012 which have been impaired subsequent to foreclosure. Amounts are included in continuing operations.  For the three and six months ended June 30, 2012, the $3.9 million and $13.3 million loss, respectively, represents additional impairment write-downs attributable to higher expected loss severities on properties held during the period which resulted in a decrease to net realizable value (NRV).

(2)          Amounts are included in discontinued operations. For the three and six months ended June 30, 2012, the Company recorded $64 thousand and $281 thousand in losses, respectively, resulting from changes in lease liabilities as a result of changes in our expected minimum future lease payments.

(3)          Total losses reflect losses from all nonrecurring measurements during the period.

	Non-recurring Fair Value Measurements			Total Gains (Losses)
	June 30, 2011			For the Three Months Ended	For the Six Months Ended
	Level 1	Level 2	Level 3	June 30, 2011 (3)	June 30, 2011 (3)
REO (1)	$—	$45,297	$—	$(739)	$(4,986)
Lease liability (2)	—	—	(2,175)	(85)	(302)

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

Real estate owned—REO consists of residential real estate acquired in satisfaction of loans. Upon foreclosure, REO is recorded at the estimated fair value of the residential real estate less estimated selling and holding costs, offset by expected contractual mortgage insurance proceeds to be received, if any. Subsequently, REO is adjusted to the lower of carrying value or estimated fair value less costs to sell. REOs which have been impaired subsequent to foreclosure are subject to nonrecurring fair value measurement and included in the nonrecurring fair value measurements tables.  Estimated fair values of REO are generally based on observable market inputs, and considered Level 2 measurements at June 30, 2012.

Lease liability—In connection with the discontinuation of our non-conforming mortgage, warehouse lending and commercial operations, a significant amount of office space that was previously occupied is no longer being used by the Company. The Company has subleased a significant amount of this office space. The Company has recorded a liability, included within discontinued operations, representing the present value of the minimum lease payments over the remaining life of the lease, offset by the expected proceeds from sublet revenue related to this office space. This liability is based on present value techniques that incorporate the Company’s judgments about estimated sublet revenue and discount rates. Therefore, this liability is considered a Level 3 measurement at June 30, 2012.

Note 3.—Stock Options

There were no options granted during the six months ended June 30, 2012 or 2011, respectively.

The following table summarizes activity, pricing and other information for the Company’s stock options for the six months ended June 30, 2012:

		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at beginning of period	1,241,808	$3.64
Options granted	—	—
Options exercised	(30,200)	0.53
Options forfeited / cancelled	(49,598)	13.61
Options outstanding at end of period	1,162,010	$3.30
Options exercisable at end of period	946,233	$3.42

As of June 30, 2012, there was approximately $442 thousand of total unrecognized compensation cost related to stock option compensation arrangements granted under the plan, net of estimated forfeitures. That cost is expected to be recognized over the remaining weighted average period of 1.38 years.

The following table summarizes activity, pricing and other information for the Company’s restricted stock units (RSU’s), also referred to as deferred stock units as the issuance of the stock is deferred until termination of service, for the six months ended June 30, 2012:

Weighted-
Average
	Number of	Grant Date
	Shares	Fair Value
RSU’s outstanding at beginning of period	24,000	$2.73
RSU’s granted	—	—
RSU’s exercised	—	—
RSU’s forfeited / cancelled	—	—
RSU’s outstanding at end of period	24,000	$2.73

As of June 30, 2012, there was approximately $31 thousand of total unrecognized compensation cost related to the RSU compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of 1.43 years.

Note 4.—Reconciliation of Earnings (Loss) Per Share

The following table presents the computation of basic and diluted loss per common share, including the dilutive effect of stock options and cumulative redeemable preferred stock outstanding for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Numerator for basic loss per share:
Earnings (loss) from continuing operations	$7,560	$173	$4,274	$(779)
Net (earnings) loss attributable to noncontrolling interest	(235)	180	(471)	495
Earnings (loss) from continuing operations attributable to IMH	7,325	353	3,803	(284)
(Loss) earnings from discontinued operations	(3,113)	8	(4,381)	(342)
Earnings (loss) available to IMH common stockholders	$4,212	$361	$(578)	$(626)

Denominator for basic loss per share (1):
Basic weighted average common shares outstanding during the year	7,844	7,792	7,832	7,790

Denominator for diluted loss per share (1):
Basic weighted average common shares outstanding during the year	7,844	7,792	7,832	7,790
Net effect of dilutive stock options and RSU’s	490	573	—	—
Diluted weighted average common shares	8,334	8,365	7,832	7,790

Earnings (loss) per common share - basic:
Earnings (loss) from continuing operations attributable to IMH	$0.94	$0.05	$0.49	$(0.04)
(Loss) earnings from discontinued operations	(0.40)	0.00	(0.56)	(0.04)
Net earnings (loss) per share available to common stockholders	$0.54	$0.05	$(0.07)	$(0.08)

Earnings (loss) per common share - diluted:
Earnings (loss) from continuing operations attributable to IMH	$0.88	$0.04	$0.49	$(0.04)
(Loss) earnings from discontinued operations	(0.37)	0.00	(0.56)	(0.04)
Net earnings (loss) per share available to common stockholders	$0.51	$0.04	$(0.07)	$(0.08)

(1)          Number of shares presented in thousands.

For the three and six months ended June 30, 2012, stock options to purchase 693 thousand and 1.2 million shares, respectively, were outstanding but not included in the above weighted average share calculations because they were anti-dilutive.

For the three and six months ended June 30, 2011, stock options to purchase 238 thousand and 1.3 million shares, respectively, were outstanding but not included in the above weighted average share calculations because they were anti-dilutive.

Note 5.—Segment Reporting

The Company has four reporting segments, consisting of the long-term mortgage portfolio, mortgage lending, real estate services and discontinued operations. The following tables present the selected financial data and operating results by reporting segment for the periods indicated:

	Long-term	Mortgage	Real Estate	Discontinued
	Portfolio	Lending	Services	Operations	Reclassifications (1)	Consolidated
Statement of Operations Items for the three months ended June 30, 2012:
Net interest income (expense)	$606	$(24)	$5	$—	$—	$587
Non-interest income- net trust assets	1,278	—	—	—	—	1,278
Mortgage lending gains and fees, net	—	15,129	—	—	—	15,129
Real estate services fees, net	—	—	6,141	—	—	6,141
Other non-interest (expense) income	1,542	(216)	—	(2,376)	2,376	1,326
Non-interest expense and income taxes	(3,678)	(11,089)	(2,134)	(737)	737	(16,901)
(Loss) earnings from continuing operations	$(252)	$3,800	$4,012			7,560
Loss from discontinued operations, net of tax				$(3,113)		(3,113)
Net earnings						$4,447

Statement of Operations Items for the six months ended June 30, 2012:
Net interest income (expense)	$1,653	$(92)	$16	$—	$—	$1,577
Non-interest (loss) income- net trust assets	(1,749)	—	—	—	—	(1,749)
Mortgage lending gains and fees, net	—	24,263	—	—	—	24,263
Real estate services fees, net	—	—	11,039	—	—	11,039
Other non-interest income (expense)	965	(186)	—	(2,880)	2,880	779
Non-interest expense and income taxes	(7,695)	(19,862)	(4,078)	(1,501)	1,501	(31,635)
(Loss) earnings from continuing operations	$(6,826)	$4,123	$6,977			4,274
Loss from discontinued operations, net of tax				$(4,381)		(4,381)
Net loss						$(107)

Total Assets at June 30, 2012	$5,493,250	$115,346	$14,246	$200	$—	$5,623,042
Total Assets at December 31, 2011	$5,528,998	$67,818	$14,992	$264	$(32)	$5,612,040

	Long-term	Mortgage	Real Estate	Discontinued
	Portfolio	Lending	Services	Operations	Reclassifications (1)	Consolidated
Statement of Operations Items for the three months ended June 30, 2011:
Net interest income	$1,196	$45	$4	$—	$—	$1,245
Non-interest income- net trust assets	1,664	—	—	—	—	1,664
Mortgage lending gains and fees, net	—	2,455	—	—	—	2,455
Real estate services fees, net	—	—	11,963	—	—	11,963
Other non-interest (expense) income	145	9	—	346	(346)	154
Non-interest expense and income taxes	(3,923)	(6,035)	(7,350)	(338)	338	(17,308)
(Loss) earnings from continuing operations	$(918)	$(3,526)	$4,617			173
Earnings from discontinued operations, net of tax				$8		8
Net earnings						$181

Statement of Operations Items for the six months ended June 30, 2011:
Net interest income	$2,513	$42	$8	$—	$—	$2,563
Non-interest income- net trust assets	2,311	—	—	—	—	2,311
Mortgage lending gains and fees, net	—	3,096	—	—	—	3,096
Real estate services fees, net	—	—	23,549	—	—	23,549
Other non-interest (expense) income	568	(201)	—	215	(215)	367
Non-interest expense and income taxes	(8,193)	(9,181)	(15,291)	(557)	557	(32,665)
(Loss) earnings from continuing operations	$(2,801)	$(6,244)	$8,266			(779)
Loss from discontinued operations, net of tax				$(342)		(342)
Net loss						$(1,121)

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

In May 2012, the Company, through IRES and its subsidiaries, entered into a Master Repurchase Agreement with a lender providing a $25 million warehouse facility (Repurchase Agreement 4). The interest rate relating to this agreement is one-month LIBOR plus 3.75% and expires May 2013. Under the terms of this warehouse facility, IRES and its subsidiaries are required to maintain various financial and other covenants.

At June 30, 2012, the Company was in compliance with all financial covenants.

The following table presents certain information on warehouse borrowings for the periods indicated:

	Maximum
	Borrowing	Balance Outstanding At
	Capacity	June 30, 2012	December 31, 2011
Short-term borrowings:
Repurchase agreement 1 (1)	$40,000	$34,057	$20,163
Repurchase agreement 2	30,000	26,607	24,769
Repurchase agreement 3 (2)	50,000	35,842	13,759
Repurchase agreement 4	25,000	2,065	—
Total short-term borrowings	$145,000	$98,571	$58,691

(1)          In April 2012, the maximum borrowing capacity increased from $32.5 million to $40.0 million and the maturity extended to June, 2013.

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

Through June 30, 2012, the Company received $1.5 million in excess cash flows from the residual interests collateralizing the note payable. The $1.5 million in excess cash flows is included in restricted cash on the consolidated balance sheets. The carrying value of the debt agreement at June 30, 2012 was $5.7 million, and the Company was current as to principal and interest payments.

Note 8.—Line of Credit Agreement

In April 2012, the Company, through its subsidiaries, amended the $4.0 million working capital line of credit agreement with a national bank at an interest rate of one-month LIBOR plus 3.5%.  The amendment extends the expiration to April 2013.  Under the terms of the agreement the Company and its subsidiaries are required to maintain various financial and other covenants.  There was $4.0 million outstanding balance on the working capital line of credit as of June 30, 2012.  At June 30, 2012, the Company was in compliance with all covenants.

Note 9.—Noncontrolling Interest

In June 2012, the Company and the noncontrolling interest holder entered into an agreement to transfer 27.5% ownership of AmeriHome to the Company in exchange for the settlement of balances owed from the noncontrolling interest holder related to capital contributions made by the Company to AmeriHome and indemnification provisions included in the purchase agreement.  As of June 30, 2012, the Company owns 78.5% of AmeriHome, and accordingly retains an option to purchase 11.5% of AmeriHome.  As of June 30, 2012, the noncontrolling interest holder owns 21.5% of AmeriHome, and accordingly retains an option to sell the 21.5% interest to the Company.

Note 10.—Subsequent Events

During July 2012, the shareholders voted on and approved the amendment to 2010 Omnibus Incentive Plan to increase the shares subject to the plan by 250,000 shares.

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

Forward-Looking Statements

This report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, some of which are based on various assumptions and events that are beyond our control, may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “likely,” “appears,” “should,” “could,” “seem to,” “anticipate,” or similar terms or variations on those terms or the negative of those terms. The forward-looking statements are based on current management expectations. Actual results may differ materially as a result of several factors, including, but not limited to the following: the ongoing volatility in the mortgage industry; our ability to manage successfully through the current market environment; our compliance with applicable local, state and federal laws and regulations and other general market and economic conditions; our ability to meet liquidity needs from current cash flows or generate new sources of revenue; management’s ability to manage successfully and grow the Company’s mortgage and real estate business activities including mortgage lending operations; litigation outcome; the ability to make interest payments; increases in default rates or loss severities and mortgage related losses; our ability to obtain additional financing and the terms of any financing that we do obtain; inability to effectively liquidate properties to mitigate losses; increase in loan repurchase requests and ability to adequately settle repurchase obligations; decreases in value of our residual interests that differ from our assumptions; the ability of our common stock to continue trading in an active market; and the outcome of litigation or regulatory actions pending against us or other legal contingencies.

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

Market Update

According to the Wall Street Journal (WSJ), the US economy slowed in the second quarter, growing just 1.5% as compared to 2.4% in the first quarter of 2012 primarily as a result of consumers reduced spending and businesses cautious about hiring and investing, “underscoring that an already wobbly recovery is losing even more steam.”  The unemployment rate has only slightly changed in recent months as employers added fewer jobs in the second quarter of 2012 than they have since the labor market began recovering in 2010 (WSJ, July 28, 2012).  Furthermore, there is speculation that a slowing US economy raises concern that “a sudden shock,” such as an escalation of the current crisis in Europe’s financial markets or an increase in next year’s income tax rates, could potentially result in a contracting US economy and another recession.

Real estate activity showed some encouraging signs as nationwide average of home prices have appeared to have hit a bottom and are starting to bounce back, although home prices continued to decline in many parts of the United States during the first six months of 2012.  Some positive news indicates that construction of new homes continued to grow in the second quarter, although at a slow rate. However, foreclosures remain one of the biggest risks to the housing market recovery.  As the industry-wide compliance issues associated with foreclosures are resolved, an increase in foreclosures is expected which is expected to result in downward pressure and uncertainty in the housing market.

As a result of the current conditions of the United States economy, the Federal Reserve has lowered its growth projections in June and appears to be preparing to take action in the near future in hopes to spur the economy.  At a minimum, management believes the current economic conditions are likely to warrant exceptionally low levels for the federal funds interest rate at least through late 2014, if not beyond.

Selected Financial Results for the Three Months Ended June 30, 2012

Continuing Operations

•                  Earnings from continuing operations increased to $7.6 million for the three months ended June 30, 2012, compared to earnings of $173 thousand for the comparable 2011 period primarily due to an increase in mortgage lending gains and fees, net and a decline in expenses, partially offset by a decline in real estate services fees, net including a decline in revenues from the title insurance company sold in 2011.

•                  Non-interest (loss) income—net trust assets was income of $1.3 million for the three months ended June 30, 2012, compared to income of $1.7 million for the comparable 2011 period due to an increase in change in fair value of net trust assets as a result of a decrease in forward LIBOR rates and continued improvement in estimated bond prices and yields offset by additional REO impairment.

•                  Earnings from the mortgage lending segment increased to $3.8 million in the second quarter of 2012, compared to a loss of $3.5 million in the comparable period in 2011.   Additionally, mortgage lending revenues increased to $15.1 million during the three months ended June 30, 2012 as compared to $2.5 million for the comparable 2011 period.

•                  The mortgage lending segment originated $531.9 million and sold $474.5 million of loans during the three months ended June 30, 2012 as compared to $226.3 million and $208.4 million of loans originated and sold, respectively, for the comparable 2011 period.

•                  Earnings from the real estate services segment decreased to $4.0 million in the second quarter of 2012, compared to earnings of $4.6 million in the comparable period in 2011.

Discontinued Operations

•                  Loss from discontinued operations, net of tax, was $3.1 million for the three months ended June 30, 2012, compared to earnings of $8 thousand for the comparable 2011 period primarily due to an increase in the repurchase provision related to additional repurchase claims received from Fannie Mae and legal costs associated with previously disclosed discontinued operations matters.

Selected Financial Results for the Six Months Ended June 30, 2012

Continuing Operations

•                  Earnings from continuing operations increased to $4.3 million for the six months ended June 30, 2012, compared to a loss of $779 thousand for the comparable 2011 period primarily due to an increase in mortgage lending gains and fees, net and a decline in expenses offset by a decrease in real estate services fees, net, including a decline in revenues from the title insurance company sold in 2011 and a decline in non-interest income net-trust assets.

•                  Non-interest (loss) income—net trust assets was a loss of $1.7 million for the six months ended June 30, 2012, compared to income of $2.3 million for the comparable 2011 period due to an increase in REO impairment.

•                  Earnings from the mortgage lending segment increased to $4.1 million for the six months ended June 30, 2012, compared to a loss of $6.2 million in the comparable period in 2011.  Additionally, mortgage lending revenues increased to $24.3 million during the six months ended June 30, 2012 as compared to $3.1 million for the comparable 2011 period.

•                  The mortgage lending segment originated $896.9 million and sold $830.2 million of loans during the six months ended June 30, 2012 as compared to $282.4 million and $231.5 million of loans originated and sold, respectively, for the comparable 2011 period.

•                  Earnings from the real estate services segment decreased to $7.0 million for the six months ended June 30, 2012, compared to earnings of $8.3 million in the comparable period in 2011.

Discontinued Operations

•                  Loss from discontinued operations, net of tax, was $4.4 million for the six months ended June 30, 2012, compared to a loss of $342 thousand for the comparable 2011 period primarily due to an increase in the discontinued operations repurchase provision related to additional repurchase claims received from Fannie Mae and legal costs associated with previously disclosed discontinued operations matters.

Status of Operations, Liquidity and Capital Resources

Mortgage Lending Operations— During the three and six months ended June 30, 2012, the Company originated $531.9 million and $896.6 million and sold $474.5 million and $830.2 million of loans.  During the three and six months ended June 30, 2011, the Company originated $226.3 million and $282.4 million and sold $208.4 million and $231.5 million of loans.  The increase in lending activities produced mortgage lending revenues of $15.1 million and $24.3 million for the three and six months ended June 30, 2012, respectively, compared to $2.5 million and $3.1 million for the comparable period in 2011.  For the three and six months ended June 30, 2012, the mortgage lending operations had net earnings of $3.8 million and $4.1 million, respectively, compared to a loss of $3.5 million and a loss of $6.2 million in the comparable period in 2011.

The Company is currently focusing on originating Fannie Mae, Freddie Mac, and government loans as it believes that having the ability to sell loans direct to Fannie Mae, Freddie Mac, and issue Ginnie Mae securities makes it more competitive in the overall mortgage origination market with regard to products, pricing, operational efficiencies and overall recruitment of higher quality loan originators. During the second quarter of 2012, the Company sold $333.6 million in service retained loans to Fannie Mae and Freddie Mac, issued $125.5 million in Ginnie Mae securities through its AmeriHome Mortgage Corporation indirect subsidiary and sold $15.5 million in loans on a service released basis to other investors.   In March 2012, the Company sold $250 million in unpaid principal balance of Fannie Mae servicing rights.  The mortgage servicing portfolio increased to $1.1 billion in unpaid principal balance at June 30, 2012 as compared to $605.4 million at December 31, 2011.

As of June 30, 2012, the Company increased its warehouse borrowings capacity to $145.0 million from $87.5 million at December 31, 2011.  In June 2012, the maximum borrowing capacity of Repurchase Agreement 1 increased to $40.0 million.   In May 2012, the maximum borrowing capacity of Repurchase Agreement 3 increased to $50.0 million.  In May 2012, the Company, through IRES and its subsidiaries, entered into another Master Repurchase Agreement with a lender providing a $25.0 million warehouse facility bringing the total warehouse borrowings facilities to $145.0 million.

Real Estate Services—The Company provides portfolio loss mitigation and real estate services including REO surveillance and disposition services, default surveillance and loss recovery services, short sale and real estate brokerage services, portfolio monitoring and reporting services.

For the three and six months ended June 30, 2012, the real estate services had net earnings of $4.0 million and $7.0 million, respectively, compared to $4.6 million and $8.3 million in the comparable period in 2011.  During the three and six months ended June 30, 2012, fees from real estate services, loss mitigation and portfolio services decreased to $6.1 million and $11.0 million, respectively, as compared to $12.0 million and $23.5 million for the three and six months ended June 30, 2011, respectively, primarily due to a decline in the long-term mortgage portfolio and the associated real estate and recovery activities.  Additionally, due to the sale of the title insurance company in 2011, title and escrow fees declined to zero during the three and six months ended June 30, 2012, as compared to $4.7 million and $9.0 million, respectively, for the same period in 2011.  As expected, the real estate service activities and revenues declined as lending activities and revenues increased from the recent expansion of the mortgage lending business.

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

For the three and six months ended June 30, 2012 and 2011, mortgage and real estate services fees were as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Mortgage lending gains and fees, net	$15,129	$2,455	$24,263	$3,096
Real estate services fees, net (1)	6,141	11,963	11,039	23,549
Total mortgage and real estate services fees	$21,270	$14,418	$35,302	$26,645

(1)          Includes revenues of $4.7 million and $9.0 million for the three and six months ended June 30, 2011 from the title insurance company which was sold in 2011.

Long-Term Mortgage Portfolio

Although there has been some stabilization and improvement in defaults in the long-term mortgage portfolio, the portfolio continues to suffer losses, which may continue for the foreseeable future until the real estate market becomes more stable, home prices improve across the United States, and there is a significant decline in the number of foreclosure properties in the market

At June 30, 2012, the Company’s residual interest in securitizations (represented by the difference between total trust assets and total trust liabilities) decreased to $23.0 million, compared to $26.5 million at December 31, 2011. The decrease in residual fair value for the six months ended June 30, 2012 was primarily due to $5.9 million in cash received partially offset by a decrease in expected forward LIBOR interest rates and a reduction in the residual interest discount rate for some of the Company’s earlier vintage securitizations.

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

To determine the discount rates to apply to these cash flows, the Company gathers information from the bond pricing services and other market participants regarding estimated investor required yields. Based on that information and the collateral type and vintage, the Company determines an acceptable range of expected yields an investor would require including an appropriate risk premium. The Company uses the blended yield of the bond tranches together with the residual interests to determine an appropriate yield for the securitized mortgage collateral in each securitization (after taking into consideration any derivatives in the securitization).  During the second quarter of 2012, based on the trend of improving bond prices and declining yields, the Company adjusted the acceptable range of expected yields for some of it’s earlier vintage securitizations.

The following table presents changes in the Company’s trust assets and trust liabilities for the six months ended June 30, 2012:

	TRUST ASSETS						TRUST LIABILITIES
	Level 3 Recurring Fair Value Measurements			NRV (2)			Level 3 Recurring Fair Value Measurements
	Investment securities available-for- sale	Securitized mortgage collateral	Derivative assets	Real estate owned	Total trust assets		Securitized mortgage borrowings	Derivative liabilities	Total trust liabilities		Net trust assets and trust liabilities
Recorded book value at December 31, 2011	688	5,449,001	37	56,467	5,506,193		(5,454,901)	(24,786)	(5,479,687)		26,506
Total gains/(losses) included in earnings:
Interest income	23	91,840	—	—	91,863		—	—	—		91,863
Interest expense	—	—	—	—	—		(227,616)	—	(227,616)		(227,616)
Change in FV of net trust assets, excluding REO	(454)	231,282	—		230,828	(1)	(217,397)	(1,871)	(219,268	)(1)	11,560
Change in FV of long-term debt	—	—	—	—	—		—	—	—		—
Losses from REO - not at FV but at NRV	—	—	—	(13,309)	(13,309	)(1)	—	—	—		(13,309)
Total gains (losses) included in earnings	(431)	323,122	—	(13,309)	309,382		(445,013)	(1,871)	(446,884)		(137,502)
Transfers in and/or out of level 3
Purchases, issuances and settlements	(117)	(341,680)	—	(4,313)	(346,110)		473,872	6,218	480,090		133,980
Recorded book value at June 30, 2012	$140	$5,430,443	$37	$38,845	$5,469,465		$(5,426,042)	$(20,439)	$(5,446,481)		$22,984

(1)             Represents non-interest income-net trust assets on the Company’s consolidated statements of operations for the six months ended June 30, 2012.

(2)             Accounted for at net realizable value.

Inclusive of losses from REO, trust assets reflect a net gain of $217.5 million as a result of an increase in fair value of securitized mortgage collateral of $231.3 million, losses from REO of $13.3 million and losses from other trust assets of $454 thousand.  Net losses on trust liabilities were $219.3 million as a result of $217.4 million in losses from the increase in fair value of securitized mortgage borrowings and losses from derivative liabilities of $1.9 million.  As a result, non-interest income—net trust assets totaled a loss of $1.7 million for the six months ended June 30, 2012.

Liquidity and capital resources

During the first six months of 2012, the Company funded its operations primarily from mortgage lending revenues and real estate services fees which includes gains on sale of loans and other mortgage related income, portfolio loss mitigation and real estate services fees primarily generated from its long-term mortgage portfolio, and cash flows from our residual interests in securitizations.  Furthermore, the Company has utilized the proceeds from notes payable and the line of credit as additional sources of liquidity.   In addition, the Company funded mortgage loan production using warehouse facilities which are repaid once the loan is sold.

The Company believes that current cash balances, cash flows from its mortgage lending activities, real estate and loss mitigation services fees generated from the long-term mortgage portfolio, and residual interest cash flows from the long-term mortgage portfolio are adequate for current operating needs. However, the Company believes the mortgage lending and real estate services markets will continue to be unstable, highly competitive and subject to increased regulation. Competition in mortgage lending comes primarily from mortgage bankers, commercial banks, credit unions and other finance companies which have offices in the Company’s market area as well as operations throughout the United States. The Company competes for loans principally on the basis of the interest rates and loan fees charged, the types of loans originated and the quality of services provided to borrowers.  Additionally, competition for real estate recovery services, loss mitigation servicing, loan modification services and other portfolio services has increased due to the unprecedented difficult mortgage environment and severe credit tightening, coupled with the stagnant economy. The Company’s competitors include large mortgage servicers, established special servicers, and newer entrants to the specialty servicing and recovery collections business. It is more difficult for the Company than its competitors to promote its ability to provide loss mitigation, special servicing and real estate services for others because the Company has not historically provided such services to unrelated third parties, and the Company is not a rated primary or special servicer of residential mortgage loans as designated by a rating agency.

The Company has experienced recent success in expanding its mortgage lending business, primarily due to its origination of mortgages eligible for sale to government agencies on a service retained basis.  However, retaining servicing is a use of capital and the Company must carefully manage the size of its servicing portfolio to stay within capital constraints.  The Company is currently exploring opportunities to obtain additional capital to support the growth of the mortgage servicing portfolio and expansion of its origination platform and volumes.  Without additional capital, the Company’s mortgage lending business may not grow at the same pace as recently experienced.   Additionally, performance of the long-term mortgage portfolio is subject to the continued volatility in the real estate market and current economic conditions. Cash flows from the residual interests in securitizations can be volatile and difficult to predict, because they are sensitive to delinquencies, defaults and credit losses associated with the securitized loans and interest rates associated with the securitized bonds.  To the extent the related multifamily portion of the long-term mortgage portfolio experiences higher than expected credit losses, the Company may need to make advances on the multifamily portion.

At June 30, 2012 and December 31, 2011, the condensed components of stockholders’ equity were comprised of the following significant assets and liabilities:

	Condensed Components of Stockholders’ Equity
	June 30, 2012	December 31, 2011
Cash	$6,383	$7,665
Restricted cash	2,534	5,019
Residual interests in securitizations	22,984	26,506
Loans held-for-sale	106,918	61,718
Warehouse borrowings	(98,571)	(58,691)
Mortgage servicing rights	7,090	4,141
Line of credit	(4,000)	(4,000)
Note payable	(5,688)	(5,182)
Long-term debt ($71,120 par)	(11,952)	(11,561)
Repurchase reserve (1)	(8,199)	(5,816)
Lease liability (2)	(2,108)	(2,131)
Deferred charge	11,974	11,974
Net other assets (liabilities)	3,653	1,455
Stockholders’ equity	$31,018	$31,097

(1)          $7.0 million and $5.1 million included within discontinued operations at June 30, 2012 and December 31, 2011, respectively.

(2)          Included within discontinued operations and guaranteed by IMH.

At June 30, 2012, cash decreased to $6.4 million from $7.7 million at December 31, 2011. The primary sources of cash between periods were $24.9 million in fees generated from the mortgage and real estate services (net of non-cash fair value adjustments), $4.4 million from residual interests in securitizations (net of the $1.5 million restricted excess cash in the reserve account) and $7.0 million from the issuance of the note payable. Offsetting the sources of cash were continuing operating expenses totaling $31.6 million, discontinued operating expense of $1.5 million, payments on the notes payable of $7.6 million (including $3.9 million which came from the reserve account) and settlements of repurchase requests associated with loans sold by the discontinued non-conforming mortgage operations of approximately $1.0 million.

Since the Company’s consolidated and unconsolidated securitization trusts are nonrecourse to the Company,  trust assets and liabilities have been netted to present the Company’s interest in these trusts more simply, which are considered the residual interests in securitizations. For unconsolidated securitizations the residual interests represent the fair value of investment securities available-for-sale. For consolidated securitizations, the residual interests are represented by the fair value of securitized mortgage collateral and real estate owned, offset by the fair value of securitized mortgage borrowings and net derivative liabilities. The Company receives cash flows from its residual interests in securitizations to the extent they are available after required distributions to bondholders and maintaining specified overcollateralization levels and other specified parameters (such as maximum delinquency and cumulative default) within the trusts. The estimated fair value of the residual interests, represented by the difference in the fair value of total trust assets and total trust liabilities, was $23.0 million at June 30, 2012, compared to $26.5 million at December 31, 2011.

At June 30, 2012, the note payable was $5.7 million as compared to $5.2 million at December 31, 2011.  During 2012, the Company entered into a new $7.5 million structured debt agreement using eight of the Company’s residual interests (net trust assets) as collateral. The Company used a portion of the proceeds to pay off the $408 thousand balance (net of the reserve account) on the previous debt agreement. The Company received proceeds of $7.0 million, net of the aforementioned payoff and transaction costs of approximately $50 thousand. The note payable bears interest at a fixed rate of 25% per annum, is amortized in equal principal payments over 18 months and matures in July 2013.

At June 30, 2012, the balance of deferred charge was $12.0 million.  For the six months ended June 30, 2012, the Company was not required to record income tax expense resulting from deferred charge impairment write-downs based on changes in estimated fair value of securitized mortgage collateral. The deferred charge arose as a result of the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH in prior years (when IMH was a REIT). This balance is recorded as required by GAAP and does not have any realizable cash value.

In previous years when our discontinued operations sold loans to investors, we were required to make normal and customary representations and warranties on the loans sold to investors. Our whole loan sale agreements generally required us to repurchase loans if we breached a representation or warranty given to the loan purchaser. In addition, we also could be required to repurchase loans as a result of borrower fraud or if a payment default occurs on a mortgage loan shortly after its sale. The repurchase reserve is an estimate of losses from expected repurchases, and is based, in part, on the recent settlement of claims. During the six months ended June 30, 2012, the Company paid approximately $1.0 million to settle previous repurchase claims related to our prior discontinued operations. The Company’s discontinued operations continue to receive repurchase requests from Fannie Mae resulting in increases in estimated repurchase obligations.  At June 30, 2012, the repurchase reserve within discontinued operations was $7.0 million as compared to $5.2 million at December 31, 2011. Additionally, the Company has approximately $1.2 million in repurchase reserves related to the loans sold by the continuing mortgage lending operations.

In connection with the discontinuation of our non-conforming mortgage, warehouse lending and commercial operations, a significant amount of office space that was previously occupied is no longer being used by the Company. The Company has subleased a significant amount of this office space. At June 30, 2012, the Company had a liability of $2.1 million included within discontinued operations, representing the present value of the minimum lease payments over the remaining life of the lease, offset by the expected proceeds from sublet revenue related to this office space.

Critical Accounting Policies

We define critical accounting policies as those that are important to the portrayal of our financial condition and results of operations. Our critical accounting policies require management to make difficult and complex judgments that rely on estimates about the effect of matters that are inherently uncertain due to the effect of changing market conditions and/or consumer behavior. In determining which accounting policies meet this definition, we considered our policies with respect to the valuation of our assets and liabilities and estimates and assumptions used in determining those valuations. We believe the most critical accounting issues that require the most complex and difficult judgments and that are particularly susceptible to significant change to our financial condition and results of operations include those issues included in Management’s Discussion and Analysis of Results of Operations in IMH’s report on Form 10-K for the year ended December 31, 2011.  Such policies have not changed during 2012.

Financial Condition and Results of Operations

Financial Condition

Condensed Balance Sheet Data

	June 30,	December 31,	Increase	%
	2012	2011	(Decrease)	Change
Securitized mortgage collateral	$5,430,443	$5,449,001	$(18,558)	(0)%
Other trust assets	39,022	57,192	(18,170)	(32)
Total trust assets	5,469,465	5,506,193	(36,728)	(1)
Mortgage loans held-for-sale	106,918	61,718	45,200	73
Assets of discontinued operations	200	264	(64)	(24)
Other assets	46,459	43,865	2,594	6
Total assets	$5,623,042	$5,612,040	$11,002	0%

Securitized mortgage borrowings	$5,426,042	$5,454,901	$(28,859)	(1)%
Other trust liabilities	20,439	24,786	(4,347)	(18)
Total trust liabilities	5,446,481	5,479,687	(33,206)	(1)
Warehouse borrowings	98,571	58,691	39,880	68
Liabilities of discontinued operations	11,870	9,932	1,938	20
Other liabilities	35,102	32,633	2,469	8
Total liabilities	5,592,024	5,580,943	11,081	0
Total IMH stockholders’ equity	30,216	29,968	248	1
Noncontrolling interest	802	1,129	(327)	(29)
Total equity	31,018	31,097	(79)	(0)
Total liabilities and stockholders’ equity	$5,623,042	$5,612,040	$11,002	0%

Total assets and total liabilities remained flat from December 31, 2011 to June 30, 2012 at $5.6 billion.  However there were increases in mortgage loans held-for-sale and increases in warehouse borrowings from expansion of mortgage lending.

The Company updates its collateral assumptions quarterly based on recent delinquency, default, prepayment and loss experience. Additionally, the Company updates the forward interest rates and investor yield (discount rate) assumptions based on information derived from market participants. At June 30, 2012, the Company decreased the investor yield requirements for securitized mortgage borrowings as estimated bond prices have improved and corresponding yields have decreased over the past few quarters. Should the trend of improving bond prices and declining yields continue, the Company may continue to decrease investor yield requirements for bonds in the securitized mortgage bond portfolio.  The decrease in investor yield assumptions on securitized mortgage collateral and securitized mortgage borrowings resulted in an increase in the value of these trust assets and liabilities.

•                  Securitized mortgage collateral decreased $18.6 million during the six months ended June 30, 2012, primarily due to an increase in loss assumptions, reductions in principal from borrower payments and transfers of loans to REO for single-family and multi-family collateral, partially offset by an increase in fair value due to a reduction in investor yield requirements. Additionally, the $18.2 million reduction in other trust assets during the six months ended June 30, 2012 was primarily due to REO liquidations of $36.4 million and additional impairment write-downs of $13.3 million. Partially offsetting the decrease from liquidations were increases in REO from foreclosures of $32.1 million.

•                  Securitized mortgage borrowings decreased $28.9 million during the six months ended June 30, 2012, primarily due to an increase in loss assumptions and reductions in principal balances from principal payments during the period for single-family and multi-family collateral, partially offset by an increase in fair value due to a reduction in investor yield requirements. The $4.3 million dollar reduction in other trust liabilities during the six months ended June 30, 2012 was primarily due to $6.2 million in derivative cash payments from the securitization trusts, partially offset by a $1.9 million increase in derivative fair value resulting from changes in forward LIBOR interest rates.

Since the consolidated and unconsolidated securitization trusts are nonrecourse to the Company, our economic risk is limited to our residual interests in these securitization trusts. Therefore, in the following table we have netted trust assets and trust liabilities to present these residual interests more simply. Our residual interests in securitizations are segregated between our single-family (SF) residential and multi-family (MF) residential portfolios and are represented by the difference between trust assets and trust liabilities.

The following tables present the estimated fair value of our residual interests, including investment securities available for sale, by securitization vintage year and other related assumptions used to derive these values at June 30, 2012:

Origination		Estimated Fair Value of Residual Interests by Vintage Year
Year		SF	MF	Total
2002-2003	(1)	$15,207	$4,241	$19,448
2004		1,054	2,369	3,423
2005	(2)	—	113	113
2006	(2)	—	—	—
2007	(2)	—	—	—
Total		$16,261	$6,723	$22,984

Weighted avg. prepayment rate		2%	8%	3%
Weighted avg. discount rate		25%	20%	24%

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

	Estimated Future Losses (1)		Investor Yield Requirement (2)
	SF	MF	SF	MF
2002-2003	8%	0%	8%	10%
2004	17%	2%	8%	6%
2005	31%	6%	8%	7%
2006	47%	15%	11%	8%
2007	36%	6%	12%	5%

(1)        Estimated future losses derived by dividing future projected losses by unpaid principal balances at June 30, 2012.

(2)        Investor yield requirements represent the Company’s estimate of the yield third-party market participants would require to price our trust assets and liabilities given our prepayment, credit loss and forward interest rate assumptions.

Although home prices continued to decline in many parts of the US during the first six months, prices have begun to show signs of a rebound during the second quarter of 2012 as evidenced below by the Standard & Poor’s Case-Shiller 10-City Composite Home Price Index for May 2012.

Case-Shiller (Composite-10)

Although the pace of new foreclosures has fallen from its peak, in part due to industry-wide compliance issues, further declines in home prices may be necessary before substantial progress in reducing the inventory of homes occurs. Elevated unemployment could cause continued downward pressure and uncertainty in the housing market. Reported unemployment rates in nine states are at or above 9.0%.  California and Florida which represent the states with the highest concentration in our long-term mortgage portfolio have unemployment rates at 10.7% and 8.6%, respectively.

As illustrated in S&Ps Case Shiller 10-City Composite Home Price Index, from 2002 through 2006, home price appreciation escalated to historic levels. During 2005 through 2007, the Company originated or acquired mortgages supported by these elevated real estate values. Beginning in 2007, deterioration in the economy resulting in high unemployment and a dramatic drop in home prices resulted in significant negative equity for borrowers. These factors have led to significant increases in loss severities resulting from deterioration in the credit quality of borrowers, as well as strategic defaults, whereby borrowers with the ability to pay are defaulting on their mortgages based on the belief that home prices will not recover in a reasonable amount of time. Home prices have deteriorated back to July 2003 levels which has significantly reduced or eliminated equity for loans originated after 2003. Future loss estimates are significantly higher for mortgage loans included in securitization vintages after 2004 which reflect severe home price deterioration and defaults experienced with mortgages originated during these periods.

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

Compliance risk.  As a mortgage lender and servicer, the Company is exposed to various compliance related market and operational risks.

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

As part of the Dodd Frank Act signed into law in 2010, the Consumer Finance Protection Bureau (CFPB) was established to provide greater supervision of financial institutions by regulatory agencies and to provide a greater focus on consumer protection issues.  The CFPB has broad supervisory, regulatory and enforcement powers over providers of consumer financial products that the Company offers. The Dodd Frank Act also provides for the establishment of rules describing specified acts and practices as being “unfair”, “deceptive” or “abusive” and for the CFPB to have the power to enforce such provisions through regulatory proceedings. The CFPB has the authority to examine and regulate entities such as subsidiaries of the Company which can be expensive and interruptive to the business operations.    The Company intends to mitigate any distraction or any other impact from an examination by the CFPB by expanding its internal compliance group to establish certain policies and procedures to maintain compliance with new requirements such as the Bank Secrecy Act — Anti-Money Laundering / Suspicious Activity Reporting requirements.  The compliance group is establishing procedures to maintain needed documents that may be requested by the CFPB in preparation of a possible examination.

Cash flows from the Company’s long-term mortgage portfolio are affected by the following market and operational risks:

•                  interest rate risk;

•                  credit risk; and

•                  prepayment risk.

Interest Rate Risk—Securitized Trusts, Long-term Debt.  The Company’s earnings from the long-term mortgage portfolio depend largely on our interest rate spread, represented by the relationship between the yield on our interest-earning assets (primarily investment securities available-for-sale and securitized mortgage collateral) and the cost of our interest-bearing liabilities (primarily securitized mortgage borrowings and long-term debt). The interest rate spread is impacted by several factors, including general economic factors, forward interest rates and the credit quality of mortgage loans in the long-term mortgage portfolio.

The residual interests in the long-term mortgage portfolio are sensitive to changes in interest rates on securitized mortgage collateral and the related securitized mortgage borrowings. Changes in interest rates can significantly affect the cash flows and fair values of the Company’s assets and liabilities, as well as the Company’s earnings and stockholders’ equity.

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

At June 30, 2012, derivative liabilities, net, were $20.4 million and reflect the securitization trust’s liability to pay third-party counterparties based on the estimated value to settle the derivative instruments. Cash payments on these derivative instruments are based on notional amounts that are decreasing over time. Excluding the effects of other factors such as portfolio delinquency and loss severities within the securitization trusts, as the notional amount of these derivative instruments decrease over time, payments to counterparties in the current interest rate environment are reduced, thereby potentially increasing cash flows on the residual interests in securitizations. Conversely, increases in interest rates from current levels could potentially reduce overall cash flows on the residual interests in securitizations. Since the Company’s consolidated and unconsolidated securitization trusts are nonrecourse to the Company, the Company’s economic risk is limited to the residual interests in these securitization trusts.

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

Credit Risk-Securitized Trusts.  The Company manages credit risk by actively managing delinquencies and defaults through its servicers. Starting with the second half of 2007, the Company has not retained any additional Alt-A mortgages in the long-term mortgage portfolio.  Securitized mortgage collateral primarily consists of Alt-A mortgages which when originated were generally within typical Fannie Mae and Freddie Mac guidelines but had loan characteristics, which may have included higher loan balances, higher loan-to-value ratios or lower documentation requirements (including stated-income loans), that made them non-conforming under those guidelines.

Using historical losses, current portfolio statistics and market conditions and available market data, the Company has estimated future loan losses on the long-term mortgage portfolio, which are included in the fair value adjustment to our securitized mortgage collateral. While the credit performance for the loans has been clearly far worse than the Company’s initial expectations when the loans were originated, the ultimate level of realized losses will largely be influenced by events that will likely unfold over the next several years, including the severity of housing price declines and overall strength of the economy. If market conditions continue to deteriorate in excess of management’s expectations, the Company may need to recognize additional fair value reductions to the securitized mortgage collateral, which may also affect the value of the related securitized mortgage borrowings and residual interests.

IMH monitors its servicers to attempt to ensure that they perform loss mitigation, foreclosure and collection functions according to their servicing practices and each securitization trust’s pooling and servicing agreement. IMH has met with the management of the servicers to assess IMH’s borrowers’ current ability to pay their mortgages and to make arrangements with selected delinquent borrowers which will result in the best interest of the trust and borrower, in an effort to minimize the number of mortgages which become seriously delinquent. When resolving delinquent mortgages, servicers are required to take timely action. The servicer is required to determine payment collection under various circumstances, which will result in the maximum financial benefit. This is accomplished by either working with the borrower to bring the mortgage current by modifying the loan with terms that will maximize the recovery or by foreclosing and liquidating the property. At a foreclosure sale, the trusts consolidated on our balance sheet generally acquire title to the property.

The Company e uses the Mortgage Bankers Association (MBA) method to define delinquency as a contractually required payment being 30 or more days past due. The Company measures delinquencies from the date of the last payment due date in which a payment was received. Delinquencies for loans 60 days late or greater, foreclosures and delinquent bankruptcies were $2.1 billion or 22.3% of the long-term mortgage portfolio as of June 30, 2012.

The following table summarizes the unpaid principal balances of loans in the Company’s mortgage portfolio, included in securitized mortgage collateral, mortgage loans held-for-investment and mortgage loans held-for-sale for continuing and discontinued operations combined, that were 60 or more days delinquent (utilizing the MBA method) as of the periods indicated:

		Total		Total
	June 30,	Collateral	December 31,	Collateral
	2012	%	2011	%
Mortgage loans held-for-sale and investment
60 - 89 days delinquent	$529	*	$—	*
90 or more days delinquent	679	*	529	*
Foreclosures (1)	448	*	1,127	*
Total 60+ days delinquent mortgage loans held-for-sale and investment (2)	1,656	*	1,656	*

Securitized mortgage collateral
60 - 89 days delinquent	$175,770	1.9%	$209,963	2.1%
90 or more days delinquent	664,469	7.1%	711,716	7.2%
Foreclosures (1)	852,367	9.1%	829,817	8.4%
Delinquent bankruptcies (3)	387,401	4.2%	380,133	3.8%
Total 60+ days delinquent long-term mortgage portfolio	2,080,007	22.3%	2,131,629	21.5%
Total 60 or more days delinquent	$2,081,663	22.3%	$2,133,285	21.6%
Total collateral	9,327,908	100%	9,893,205	100%

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

The following table summarizes securitized mortgage collateral, mortgage loans held-for-investment, mortgage loans held-for-sale and real estate owned, that were non-performing for continuing and discontinued operations combined as of the dates indicated (excludes 60-89 days delinquent):

		Total		Total
	June 30,	Collateral	December 31,	Collateral
	2012	%	2011	%
90 or more days delinquent, foreclosures and delinquent bankruptcies	$1,905,364	20.4%	$1,923,322	19.4%
Real estate owned	38,880	0.4%	56,467	0.6%
Total non-performing assets	$1,944,244	20.8%	$1,979,789	20.0%

Non-performing assets consist of non-performing loans (mortgages that are 90 or more days delinquent, including loans in foreclosure and delinquent bankruptcies) plus REO. It is the Company’s policy to place a mortgage on non-accrual status when it becomes 90 days delinquent and to reverse from revenue any accrued interest, except for interest income on securitized mortgage collateral when the scheduled payment is received from the servicer. The servicers are required to advance principal and interest on loans within the securitization trusts to the extent the advances are considered recoverable. IFC, a subsidiary of IMH and master servicer, may be required to advance funds, or in most cases cause the loan servicers to advance funds, to cover principal and interest payments not received from borrowers depending on the status of their mortgages.  As of June 30, 2012, non-performing assets (unpaid principal balance of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) as a percentage of the total collateral was 20.8%.  At December 31, 2011, non-performing assets to total collateral was 20.0%.  Although non-performing assets decreased by approximately $35 million at June 30, 2012 as compared to December 31, 2011, the increase in non-performing assets as a percentage of total collateral is the result of a greater decline in the overall collateral balance.   At June 30, 2012, the estimated fair value of non-performing assets (representing the fair value of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) was $541.5 million or 9.6% of total assets.  At December 31, 2011, the estimated fair value of non-performing assets was $528.0 million or 9.4% of total assets.

REO, which consists of residential real estate acquired in satisfaction of loans, is carried at the lower of cost or net realizable value less estimated selling costs. Adjustments to the loan carrying value required at the time of foreclosure are included in the change in the fair value of net trust assets. Changes in the Company’s estimates of net realizable value subsequent to the time of foreclosure and through the time of ultimate disposition are recorded as gains or losses from real estate owned in the consolidated statements of operations. REO, for continuing and discontinued operations, at June 30, 2012 decreased $17.6 million or 31% from December 31, 2011, as a result of liquidations and a decrease in foreclosures associated with foreclosure delays.

The Company realized losses on the sale of REO in the amount $2 thousand and gains of $35 thousand for the three and six months ended June 30, 2012, respectively, compared to losses of $6 thousand and $10 thousand for the comparable 2011 periods.  Additionally, for the three and six months ended June 30, 2012, the Company recorded write-downs of the net realizable value of the REO in the amount of $3.9 million and $13.3 million, respectively, compared to write-downs of $740 thousand and $5.0 million for the comparable 2011 periods.  These write-downs of the net realizable value reflect declines in value of the REO subsequent to foreclosure date.

The following table presents the balances of REO for continuing operations:

	June 30,	December 31,
	2012	2011
REO	$56,351	$75,418
Impairment (1)	(17,471)	(18,951)
Ending balance	$38,880	$56,467

REO inside trusts (2)	$38,845	$56,467
REO outside trusts	35	—
Total	$38,880	$56,467

(1)          Impairment represents the cumulative write-downs of net realizable value subsequent to foreclosure.

(2)          REO balances included in trust assets.

In calculating the cash flows to assess the fair value of the securitized mortgage collateral, the Company estimates the future losses embedded in its loan portfolio. In evaluating the adequacy of these losses, management takes many factors into consideration. For instance, a detailed analysis of historical loan performance data is accumulated and reviewed. This data is analyzed for loss performance and prepayment performance by product type, origination year and securitization issuance. The data is also broken down by collection status. The Company’s estimate of losses for these loans is developed by estimating both the rate of default of the loans and the amount of loss severity in the event of default. The rate of default is assigned to the loans based on their attributes (e.g., original loan-to-value, borrower credit score, documentation type, geographic location, etc.) and collection status. The rate of default is based on analysis of migration of loans from each aging category. The loss severity is determined by estimating the net proceeds from the ultimate sale of the foreclosed property. The results of that analysis are then applied to the current mortgage portfolio and an estimate is created. The Company believes that pooling of mortgages with similar characteristics is an appropriate methodology in which to evaluate the future loan losses.

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

Results of Operations

For the Three and Six Months Ended June 30, 2012 compared to the Three and Six Months Ended June 30, 2011

	For the Three Months Ended June 30,
			Increase	%
	2012	2011	(Decrease)	Change
Interest income	$126,973	$202,318	$(75,345)	(37)%
Interest expense	126,386	201,073	(74,687)	(37)
Net interest income	587	1,245	(658)	(53)
Total non-interest income	23,874	16,236	7,638	47
Total non-interest expense	(16,896)	(17,299)	403	2
Income tax expense	(5)	(9)	4	44
Net earnings from continuing operations	7,560	173	7,387	4,270
(Loss) earnings from discontinued operations, net	(3,113)	8	(3,121)	(39,013)
Net earnings	4,447	181	4,266	2,357
Net (earnings) loss attributable to noncontrolling interest (1)	(235)	180	(415)	(231)
Net earnings attributable to IMH	$4,212	$361	$3,851	1,067

Earnings per share available to common stockholders - basic	$0.54	$0.05	$0.49	1,048%
Earnings per share available to common stockholders - diluted	$0.51	$0.04	$0.46	1,060%

(1)          For the three months ended June 30, 2012, net loss attributable to noncontrolling interest represents the portion of the losses of AmeriHome Mortgage Corporation (a subsidiary of IRES) that the Company does not wholly own. For the three months ended June 30, 2011, net loss attributable to noncontrolling interest represents the portion of the losses of Experience 1, Inc. and AmeriHome Mortgage Corporation (both subsidiaries of IRES) that the Company does not wholly own.

	For the Six Months Ended June 30,
			Increase	%
	2012	2011	(Decrease)	Change
Interest income	$269,701	$420,183	$(150,482)	(36)%
Interest expense	268,124	417,620	(149,496)	(36)
Net interest income	1,577	2,563	(986)	(38)
Total non-interest income	34,332	29,323	5,009	17
Total non-interest expense	(31,600)	(32,644)	1,044	3
Income tax expense	(35)	(21)	(14)	(67)
Net earnings (loss) from continuing operations	4,274	(779)	5,053	649
Loss from discontinued operations, net	(4,381)	(342)	(4,039)	(1,181)
Net loss	(107)	(1,121)	1,014	90
Net (earnings) loss attributable to noncontrolling interest (1)	(471)	495	(966)	(195)
Net loss attributable to IMH	$(578)	$(626)	$48	8%

Loss per share available to common stockholders - basic and diluted	$(0.07)	$(0.08)	$0.01	8%

(1)          For the six months ended June 30, 2012, net loss attributable to noncontrolling interest represents the portion of the losses of AmeriHome Mortgage Corporation (a subsidiary of IRES) that the Company does not wholly own. For the six months ended June 30, 2011, net loss attributable to noncontrolling interest represents the portion of the losses of Experience 1, Inc. and AmeriHome Mortgage Corporation (both subsidiaries of IRES) that the Company does not wholly own.

Net Interest Income

The Company earns net interest income primarily from mortgage assets which include securitized mortgage collateral, loans held-for-sale and investment securities available-for-sale, or collectively, “mortgage assets,” and, to a lesser extent, interest income earned on cash and cash equivalents. Interest expense is primarily interest paid on borrowings secured by mortgage assets, which include securitized mortgage borrowings and to a lesser extent, interest expense paid on long-term debt and notes payable, warehouse borrowings and line of credit. Interest income and interest expense during the period primarily represents the effective yield, based on the fair value of the trust assets and liabilities.

The following tables summarize average balance, interest and weighted average yield on mortgage assets and borrowings, included within continuing operations, for the periods indicated. Cash receipts and payments on derivative instruments hedging interest rate risk related to the securitized mortgage borrowings are not included in the results below. These cash receipts and payments are included as a component of the change in fair value of net trust assets.

	For the Three Months Ended June 30,
	2012			2011
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Securitized mortgage collateral	5,501,904	126,320	9.18%	5,847,862	201,663	13.79%
Loans held-for-sale	64,864	635	3.92%	42,085	617	5.86%
Other	243	18	29.63%	429	38	35.43%
Total interest-earning assets	$5,567,011	$126,973	9.12%	$5,890,376	$202,318	13.74%

LIABILITIES
Securitized mortgage borrowings	$5,502,777	$124,297	9.04%	$5,854,209	$198,955	13.59%
Long-term debt	12,058	969	32.14%	12,089	924	30.57%
Note payable	6,398	462	28.88%	6,401	625	39.06%
Warehouse borrowings	62,810	658	4.19%	40,583	569	5.61%
Total interest-bearing liabilities	$5,584,043	$126,386	9.05%	$5,913,282	$201,073	13.60%

Net Interest Spread (1)		$587	0.07%		$1,245	0.14%
Net Interest Margin (2)			0.04%			0.08%

(1)        Net interest spread is calculated by subtracting the weighted average yield on interest-bearing liabilities from the weighted average yield on interest-earning assets.

(2)          Net interest margin is calculated by dividing net interest spread by total average interest-earning assets.

Net interest income spread decreased $658 thousand for the three months ended June 30, 2012 primarily attributable to a decrease in net interest spread on the long-term portfolio due to increases in pricing and the corresponding reduction in investor yield requirements between periods on securitized mortgage collateral and securitized mortgage borrowings as well as a decrease in the balance of the long-term portfolio and an increase in interest expense on long-term debt and warehouse borrowings, partially offset by a decrease in interest expense on the note payable for the three months ended June 30, 2012.  As a result, net interest margin decreased from 0.08% for the three months ended June 30, 2011 to 0.04% for the three months ended June 30, 2012.

During the three months ended June 30, 2012, the yield on interest-earning assets decreased to 9.12% from 13.74% in the comparable 2011 period. The yield on interest-bearing liabilities decreased to 9.05% for the three months ended June 30, 2012 from 13.60% for the comparable 2011 period.  In connection with the fair value accounting for investment securities available-for-sale and securitized mortgage collateral and borrowings, interest income and interest expense is recognized using effective yields based on estimated fair values for these instruments. The decrease in yield for securitized mortgage collateral and securitized mortgage borrowings is primarily related to increased prices on mortgage-backed bonds which resulted in a decrease in yield. Bond prices received from pricing services and other market participants have increased over the past few quarters as investor’s demand for mortgage-backed securities has increased. This has resulted in an increase in fair value for both securitized mortgage collateral and securitized mortgage borrowings. These increases in fair value have decreased the effective yields used for purposes of recognizing interest income and interest expense on these instruments.

	For the Six Months Ended June 30,
	2012			2011
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Securitized mortgage collateral	5,484,270	268,517	9.79%	5,902,466	419,410	14.21%
Loans held-for-sale	59,765	1,141	3.82%	24,822	703	5.66%
Other	419	43	20.53%	556	70	25.18%
Total interest-earning assets	$5,544,454	$269,701	9.73%	$5,927,844	$420,183	14.18%

LIABILITIES
Securitized mortgage borrowings	$5,486,818	$264,106	9.63%	$5,907,055	$413,922	14.01%
Long-term debt	11,892	1,881	31.63%	11,969	1,861	31.10%
Note payable	6,068	922	30.39%	6,559	1,180	35.98%
Warehouse borrowings	58,119	1,215	4.18%	23,982	657	5.48%
Total interest-bearing liabilities	$5,562,897	$268,124	9.64%	$5,949,565	$417,620	14.04%

Net Interest Spread (1)		$1,577	0.09%		$2,563	0.14%
Net Interest Margin (2)			0.06%			0.09%

(1)        Net interest spread is calculated by subtracting the weighted average yield on interest-bearing liabilities from the weighted average yield on interest-earning assets.

(2)          Net interest margin is calculated by dividing net interest spread by total average interest-earning assets.

Net interest income spread decreased $986 thousand for the six months ended June 30, 2012 primarily attributable to a decrease in net interest spread on the long-term portfolio due to increases in pricing and the corresponding reduction in investor yield requirements between periods on securitized mortgage collateral and securitized mortgage borrowings as well as a decrease in the balance of the long-term portfolio and an increase in interest expense on warehouse borrowings, partially offset by a decrease in interest expense on the note payable for the six months ended June 30, 2012.  As a result, net interest margin decreased from 0.09% for the six months ended June 30, 2011 to 0.06% for the six months ended June 30, 2012.

During the six months ended June 30, 2012, the yield on interest-earning assets decreased to 9.73% from 14.18% in the comparable 2011 period. The yield on interest-bearing liabilities decreased to 9.64% for the six months ended June 30, 2012 from 14.04% for the comparable 2011 period.  In connection with the fair value accounting for investment securities available-for-sale and securitized mortgage collateral and borrowings, interest income and interest expense is recognized using effective yields based on estimated fair values for these instruments. The decrease in yield for securitized mortgage collateral and securitized mortgage borrowings is primarily related to increased prices on mortgage-backed bonds which resulted in a decrease in yield. Bond prices received from pricing services and other market participants have increased over the past few quarters as investor’s demand for mortgage-backed securities has increased. This has resulted in an increase in fair value for both securitized mortgage collateral and securitized mortgage borrowings. These increases in fair value have decreased the effective yields used for purposes of recognizing interest income and interest expense on these instruments.

Non-Interest Income

Changes in Non-Interest Income

	For the Three Months Ended June 30,
			Increase	%
	2012	2011	(Decrease)	Change
Change in fair value of net trust assets, excluding REO	$5,160	$2,403	$2,757	115%
Losses from REO	(3,882)	(739)	(3,143)	(425)
Non-interest (loss) income - net trust assets	1,278	1,664	(386)	(23)
Mortgage lending gains and fees, net	15,129	2,455	12,674	516
Real estate services fees, net	6,141	11,963	(5,822)	(49)
Other	1,326	154	1,172	761
Total non-interest income	$23,874	$16,236	$7,638	47%

Non-interest (loss) income—net trust assets.  Since the Company consolidated and unconsolidated securitization trusts are nonrecourse to the Company, the Company’s economic risk is limited to the residual interests in these securitization trusts. To understand the economics on the residual interests in securitizations better, it is necessary to consider the net effect of changes in fair value of net trust assets and losses from REO. All estimated future losses are included in the estimate of the fair value of securitized mortgage collateral and REO. Losses on REO are reported separately in the consolidated statement of operations as REO is a nonfinancial asset which is the only component of trust assets and liabilities that is not recorded at fair value. Therefore, REO value at the time of sale or losses from further write-downs are recorded separately in the Company’s consolidated statement of operations. The net effect of changes in value related to the Company’s investment in all trust assets and liabilities is shown as non-interest income—net trust assets, which includes losses from REO. Non-interest income (loss) related to the net trust assets (residual interests in securitizations) was a gain of $1.3 million for the three months ended June 30, 2012, compared to a gain of $1.7 million in the comparable 2011 period. The individual components of the non-interest income from net trust assets are discussed below:

Change in fair value of net trust assets, excluding REO.  For the three months ended June 30, 2012, the Company recognized a $5.2 million gain from the change in fair value of net trust assets, excluding REO. The net gain recognized during the period was comprised of gains resulting from the decrease in fair value of securitized mortgage borrowings of $6.6 million. Offsetting these gains were losses resulting from decreases in the fair value of securitized mortgage collateral, increase in fair value of net derivative liabilities and decrease in fair value of investment securities available-for-sale of $79 thousand, $1.3 million and $11 thousand, respectively.

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

Losses from REO.  Losses from REO were $3.9 million for the three months ended June 30, 2012. This loss was comprised of $3.9 million in additional impairment write-downs during the period and $37 thousand gain on sale of REO. During the three months ended June 30, 2012, additional impairment write-downs were attributable to higher expected loss severities on properties held during the period which resulted in a decrease to NRV.

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

Mortgage lending gains and fees, net.   For the three months ended June 30, 2012, mortgage lending gains and fees, net were $15.1 million compared to $2.5 million in the comparable 2011 period.  The $12.6 million increase in mortgage lending gains and fees, net was the result of $531.9 million and $474.5 million of loans originated and sold, respectively, during the three months ended June 30, 2012, as compared to $226.3 million and $208.4 million of loans originated and sold during the same period in 2011.

Real estate services fees, net.  For the three months ended June 30, 2012, real estate services fees, net were $6.1 million compared to $12.0 million in the comparable 2011 period.  The $6.1 million was primarily comprised of $2.8 million in real estate services and recovery fees, $1.8 million in loss mitigation fees and $1.5 million in portfolio service fees for the three months ended June 30, 2012.  The $5.9 million decrease in mortgage and real estate services fees was the result of a decrease of $4.7 million in title and escrow fees and $1.2 million in real estate services and recovery fees. The reduction in title and escrow fees is a result of the sale of our interest in Experience 1, Inc., the parent of the title insurance company, during the third quarter of 2011.  Offsetting these decreases were increases in portfolio service fees and loss mitigation fees of approximately $23 thousand and $17 thousand, respectively.

	For the Six Months Ended June 30,
			Increase	%
	2012	2011	(Decrease)	Change
Change in fair value of net trust assets, excluding REO	$11,560	$7,299	$4,261	58%
Losses from REO	(13,309)	(4,988)	(8,321)	(167)
Non-interest (loss) income - net trust assets	(1,749)	2,311	(4,060)	(176)
Mortgage lending gains and fees, net	24,263	3,096	21,167	684
Real estate services fees, net	11,039	23,549	(12,510)	(53)
Other	779	367	412	112
Total non-interest income	$34,332	$29,323	$5,009	17%

Non-interest (loss) income—net trust assets.  Since the Company’s consolidated and unconsolidated securitization trusts are nonrecourse to the Company, the Company’s economic risk is limited to the residual interests in these securitization trusts. To understand the economics on the residual interests in securitizations better, it is necessary to consider the net effect of changes in fair value of net trust assets and losses from REO. All estimated future losses are included in the estimate of the fair value of securitized mortgage collateral and REO. Losses on REO are reported separately in the consolidated statement of operations as REO is a nonfinancial asset which is the only component of trust assets and liabilities that is not recorded at fair value. Therefore, REO value at the time of sale or losses from further write-downs are recorded separately in the Company’s consolidated statement of operations. The net effect of changes in value related to the investment in all trust assets and liabilities is shown as non-interest income—net trust assets, which includes losses from REO. Non-interest income (loss) related to our net trust assets (residual interests in securitizations) was a loss of $1.7 million for the six months ended June 30, 2012, compared to a gain of $2.3 million in the comparable 2011 period. The individual components of the non-interest income from net trust assets are discussed below:

Change in fair value of net trust assets, excluding REO.  For the six months ended June 30, 2012, the Company recognized an $11.6 million gain from the change in fair value of net trust assets, excluding REO. The net gain recognized during the period was comprised of gains resulting from the increase in fair value of securitized mortgage collateral of $231.3 million.  Offsetting these gains were losses resulting from increases in the fair value of securitized mortgage borrowings and net derivative liabilities, and a decrease in fair value of investment securities available-for-sale of $217.4 million, $1.9 million and $454 thousand, respectively.

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

Losses from REO.  Losses from REO were $13.3 million for the six months ended June 30, 2012. This loss was comprised of $13.3 million in additional impairment write-downs during the period and $35 thousand gain on sale of REO. During the six months ended June 30, 2012, additional impairment write-downs were attributable to higher expected loss severities on properties held during the period which resulted in a decrease to NRV.

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

Mortgage lending gains and fees, net.   For the six months ended June 30, 2012, mortgage lending gains and fees, net were $24.3 million compared to $3.1 million in the comparable 2011 period.  The increase in mortgage lending gains and fees, net was the result of $896.6 million and $830.2 million of loans originated and sold, respectively, during the six months ended June 30, 2012, as compared to $282.4 million and $231.5 million of loans originated and sold during the same period in 2011.

Real estate services fees, net.  For the six months ended June 30, 2012, real estate services fees, net were $11.0 million compared to $23.5 million in the comparable 2011 period.  The $11.0 million was primarily comprised of $5.2 million in real estate services and recovery fees, $3.0 million in loss mitigation fees and $2.9 million in portfolio service fees for the six months ended June 30, 2012.  The $12.5 million decrease in mortgage and real estate services fees was the result of a decrease of $9.0 million in title and escrow fees, $3.5 million in real estate services and $201 thousand in recovery fees and loss mitigation fees.  The reduction in title and escrow fees is a result of the sale of our interest in Experience 1, Inc., the parent of the title insurance company, during the third quarter of 2011.  Offsetting these decreases were increases in portfolio service fees of approximately $148 thousand.

Non-Interest Expense

Changes in Non-Interest Expense

	For the Three Months Ended June 30,
			Increase	%
	2012	2011	(Decrease)	Change
Personnel expense	$12,321	$12,294	$27	0%
General, administrative and other	4,575	5,005	(430)	(9)
Total non-interest expense	$16,896	$17,299	$(403)	(2)%

Total non-interest expense was $16.9 million for the three months ended June 30, 2012, compared to $17.3 million for the comparable period of 2011.  The $446 thousand decrease in non-interest expense was primarily attributable to both a decrease in personnel and related costs associated with the sale of Experience 1, Inc. in the third quarter of 2011, partially offset by an increase in such costs associated with the growth of the Company’s mortgage lending platform.

	For the Six Months Ended June 30,
			Increase	%
	2012	2011	(Decrease)	Change
Personnel expense	$22,805	$23,060	$(255)	(1)%
General, administrative and other	8,795	9,584	(789)	(8)
Total non-interest expense	$31,600	$32,644	$(1,044)	(3)%

Total non-interest expense was $31.6 million for the six months ended June 30, 2012, compared to $32.6 million for the comparable period of 2011.  The $1.1 million decrease in non-interest expense was primarily attributable to both a decrease in personnel and related costs associated with the sale of Experience 1, Inc. in the third quarter of 2011, partially offset by an increase in such costs associated with the growth of the Company’s mortgage lending platform.

Income Taxes

The Company recorded income tax expense of $5 thousand and $35 thousand for the three and six months ended June 30, 2012, respectively.  The Company recorded income tax expense of $9 thousand and $21 thousand for the three and six months ended June 30, 2011, respectively.  The income tax expense for 2012 and 2011 is the result of state income taxes primarily from states where the Company does not have net operating loss carryforwards.

As of December 31, 2011, the Company had estimated federal and California net operating loss carryforwards of approximately $498.7 million and $468.2 million, respectively, of which approximately $280.0 million (federal) relate to discontinued operations. During the years ended December 31, 2011 and 2010, estimated net operating loss carryforwards were reduced as a result of the Company generating taxable income from cancellation of debt in the amount of approximately $39.2 million and $426.2 million, respectively, of securitized mortgage borrowings. Federal and state net operating loss carryforwards begin to expire in 2020 and 2017, respectively. The use of NOL carryforwards in California has been suspended and not expected to be allowed until California’s budget crisis is resolved.

The Company files numerous tax returns in various jurisdictions. While the Company is subject to examination by various taxing authorities, the Company believes there are no unresolved issues or claims likely to be material to its financial position. A subsidiary of the Company has been examined by the IRS for tax years 2006 and 2008. The subsidiary filed a consent to extend the statute of limitations for year 2008 until December 31, 2013.  As of June 30, 2012, the Company has no material uncertain tax positions.

Results of Operations by Business Segment

Long-term Portfolio

Condensed Statements of Operations Data

	For the Three Months Ended June 30,
			Increase	%
	2012	2011	(Decrease)	Change
Net interest income	$606	$1,196	$(590)	(49)%

Change in fair value of net trust assets, excluding REO	5,160	2,403	2,757	115
Losses from real estate owned	(3,882)	(739)	(3,143)	(425)
Non-interest income- net trust assets	1,278	1,664	(386)	(23)
Other non-interest income	1,542	145	1,397	(963)
Total non-interest income	2,820	1,809	1,011	(56)

Personnel expense	(1,064)	(1,408)	344	24
Non-interest expense and income taxes	(2,614)	(2,515)	(99)	(4)
Net loss	$(252)	$(918)	$666	73%

Net interest income decreased $590 thousand for the three months ended June 30, 2012 primarily attributable to a decrease in net interest spread on the long-term mortgage portfolio due to increases in pricing and the corresponding reduction in investor yield requirements between periods on securitized mortgage collateral and securitized mortgage borrowings as well as a decrease in the balance of the long-term portfolio.  Offsetting these reductions was a decrease in interest expense on the note payable for the three months ended June 30, 2012.

For the three months ended June 30, 2012, the Company recognized a $5.2 million gain from the change in fair value of net trust assets, excluding REO. The net gain recognized during the period was comprised of gains resulting from the decrease in fair value of securitized mortgage borrowings of $6.6 million. Offsetting these gains were losses resulting from decreases in the fair value of securitized mortgage collateral, increase in fair value of net derivative liabilities and decrease in fair value of investment securities available-for-sale of $79 thousand, $1.3 million and $11 thousand, respectively.  Losses from REO were $3.9 million for the three months ended June 30, 2012. This loss was comprised of $3.9 million in additional impairment write-downs during the period and $37 thousand gain on sale of REO. During the three months ended June 30, 2012, additional impairment write-downs were attributable to higher expected loss severities on properties held during the period which resulted in a decrease to NRV.

	For the Six Months Ended June 30,
			Increase	%
	2012	2011	(Decrease)	Change
Net interest income	$1,653	$2,513	$(860)	(34)%

Change in fair value of net trust assets, excluding REO	11,560	7,299	4,261	58
Losses from real estate owned	(13,309)	(4,988)	(8,321)	(167)
Non-interest income- net trust assets	(1,749)	2,311	(4,060)	(176)
Other non-interest income	965	568	397	70
Total non-interest income	(784)	2,879	(3,663)	(127)

Personnel expense	(2,627)	(3,134)	507	16
Non-interest expense and income taxes	(5,068)	(5,059)	(9)	(0)
Net loss	$(6,826)	$(2,801)	$(4,025)	(144)%

Net interest income decreased $860 thousand for the six months ended June 30, 2012 primarily attributable to a decrease in net interest spread on the long-term portfolio due to increases in pricing and the corresponding reduction in investor yield requirements between periods on securitized mortgage collateral and securitized mortgage borrowings as well as a decrease in the balance of the long-term portfolio.  Offset these reductions was a decrease in interest expense on the note payable for the six months ended June 30, 2012.

For the six months ended June 30, 2012, the Company recognized an $11.6 million gain from the change in fair value of net trust assets, excluding REO. The net gain recognized during the period was comprised of gains resulting from the increase in fair value of securitized mortgage collateral of $231.3 million.  Offsetting these gains were losses resulting from increases in the fair value of securitized mortgage borrowings and net derivative liabilities, and a decrease in fair value of investment securities available-for-sale of $217.4 million, $1.9 million and $454 thousand, respectively.  Losses from REO were $13.3 million for the six months ended June 30, 2012. This loss was comprised of $13.3 million in additional impairment write-downs during the period and $35 thousand gain on sale of REO. During the six months ended June 30, 2012, additional impairment write-downs were attributable to higher expected loss severities on properties held during the period which resulted in a decrease to NRV.

Mortgage Lending

Condensed Statements of Operations Data

	For the Three Months Ended June 30,
			Increase	%
	2012	2011	(Decrease)	Change
Net interest (expense) income	$(24)	$45	$(69)	(153)%

Mortgage lending gains and fees, net	15,129	2,455	12,674	516
Other non-interest income	(216)	9	(225)	(2,500)
Total non-interest income	14,913	2,464	12,449	505

Personnel expense	(9,414)	(5,029)	(4,385)	(87)
Non-interest expense and income taxes	(1,675)	(1,006)	(669)	(67)
Net earnings (loss)	$3,800	$(3,526)	$7,326	208%

For the three months ended June 30, 2012, mortgage lending gains and fees, net were $15.1 million compared to $2.5 million in fees in the comparable 2011 period.  The $12.7 million increase in mortgage lending gains and fees, net was the result of $531.9 million and $474.5 million of loans originated and sold, respectively, during the three months ended June 30, 2012, as compared to $226.3 million and $208.4 million of loans originated and sold during the same period in 2011.

The $12.7 million increase in mortgage lending gains and fees, net during the three months ended June 30, 2012 was primarily the result of an increase in net gain on sale of loans slightly offset by an increase in provision for repurchases as compared to the same period in 2011.  For the three months ended June 30, 2012, gain on sale of loans was $16.0 million as compared to $652 thousand in the second quarter of 2011.  Provision for repurchases increased to $290 thousand for the three months ended June 30, 2012 as compared to $105 thousand for the same period in 2011.

The $225 thousand decrease in other income is primarily the result of decreases during the second quarter of 2012 associated with the reduction in fair value of the call and put option associated with AmeriHome.

The increase in personnel and non-interest expense and income taxes was primarily attributable to personnel and related costs associated with the growth of the Company’s mortgage lending platform.

	For the Six Months Ended June 30,
			Increase	%
	2012	2011	(Decrease)	Change
Net interest (expense) income	$(92)	$42	$(134)	(319)%

Mortgage lending gains and fees, net	24,263	3,096	21,167	684
Other non-interest income	(186)	(201)	15	7
Total non-interest income	24,077	2,895	21,182	732

Personnel expense	(16,736)	(7,525)	(9,211)	(122)
Non-interest expense and income taxes	(3,126)	(1,656)	(1,470)	(89)
Net earnings (loss)	$4,123	$(6,244)	$10,367	166%

For the six months ended June 30, 2012, mortgage lending gains and fees, net were $24.3 million compared to $3.1 million in fees in the comparable 2011 period.  The increase in mortgage lending gains and fees, net was the result of $896.6 million and $830.2 million of loans originated and sold, respectively, during the six months ended June 30, 2012, as compared to $282.4 million and $231.5 million of loans originated and sold during the same period in 2011.

The $21.2 million increase in mortgage lending during the six months ended June 30, 2012 was primarily the result of an increase in net gain on sale of loans slightly offset by an increase in provision for repurchases as compared to the same period in 2011.  For the six months ended June 30, 2012, net gain on sale of loans was $25.0 million as compared to $3.0 million in the first six months of 2011.  Provision for repurchases increased to $583 thousand for the six months ended June 30, 2012 as compared to $222 thousand for the same period in 2011.

The increase in personnel and non-interest expense and income taxes was primarily attributable to personnel and related costs associated with the growth of the Company’s mortgage lending platform.

Real Estate Services

Condensed Statements of Operations Data

	For the Three Months Ended June 30,
			Increase	%
	2012	2011	(Decrease)	Change
Net interest income	$5	$4	$1	25%

Real estate services fees, net	6,141	11,963	(5,822)	(49)
Total non-interest income	6,141	11,963	(5,822)	(49)

Personnel expense	(1,843)	(5,857)	4,014	69
Non-interest expense and income taxes	(291)	(1,493)	1,202	81
Net earnings	$4,012	$4,617	$(605)	(13)%

For the three months ended June 30, 2012, real estate services fees, net were $6.1 million compared to $12.0 million in fees in the comparable 2011 period.  The $5.8 million decrease in real estate services fees, net was the result of decreases in title and escrow fees, real estate services and recovery fees of approximately $4.7 million and $1.2 million, respectively. Offsetting these decreases were increases in portfolio service fees and loss mitigation fees of approximately $23 thousand and $17 thousand, respectively.  The reduction in title and escrow fees is a result of the sale of our interest in Experience 1, Inc., the parent of the title insurance company, during the third quarter of 2011.

The decrease in personnel and non-interest expense and income taxes was primarily attributable to both a decrease in personnel and related costs associated with the sale of Experience 1, Inc. in the third quarter of 2011.

	For the Six Months Ended June 30,
			Increase	%
	2012	2011	(Decrease)	Change
Net interest income	$16	$8	$8	(100)%

Real estate services fees, net	11,039	23,549	(12,510)	(53)
Total non-interest income	11,039	23,549	(12,510)	(53)

Personnel expense	(3,442)	(12,400)	8,958	72
Non-interest expense and income taxes	(636)	(2,891)	2,255	78
Net earnings	$6,977	$8,266	$(1,289)	(16)%

For the six months ended June 30, 2012, real estate services fees, net were $11.0 million compared to $23.5 million in fees in the comparable 2011 period.  The $12.5 million decrease in real estate services fees, net was the result of decreases in title and escrow fees, real estate services and recovery fees and loss mitigation fees of approximately $9.0 million, $3.5 million and $201 thousand, respectively.  Offsetting these decreases were increases in portfolio service fees of approximately $148 thousand. The reduction in title and escrow fees is a result of the sale of our interest in Experience 1, Inc., the parent of the title insurance company, during the third quarter of 2011.

The decrease in personnel and non-interest expense and income taxes was primarily attributable to both a decrease in personnel and related costs associated with the sale of Experience 1, Inc. in the third quarter of 2011.

Discontinued Operations

Condensed Statements of Operations Data

	For the Three Months Ended June 30,
			Increase	%
	2012	2011	(Decrease)	Change
Provision for repurchases	$(2,297)	$(740)	$(1,557)	(210)%
Other non-interest income	(79)	1,086	(1,165)	(107)
Total non-interest income	(2,376)	346	(2,722)	(787)

Non-interest expense and income taxes	(737)	(338)	(399)	(118)
Net (loss) earnings	$(3,113)	$8	$(3,121)	(39,013)%

Provision for repurchases increased $1.6 million to a provision of $2.3 million for the three months ended June 30, 2012, compared to a provision of $740 thousand for the same period in 2011.  The $1.6 million increase is the result of increases in estimated repurchase losses during the three months ended June 30, 2012 related to additional repurchase claims received from Fannie Mae.

Non-interest expense and income taxes increased $399 thousand between periods primarily due to an increase in legal and professional expenses.

	For the Six Months Ended June 30,
			Increase	%
	2012	2011	(Decrease)	Change
Provision for repurchases	$(2,800)	$(993)	$(1,807)	(182)%
Other non-interest income	(80)	1,208	(1,288)	(107)
Total non-interest income	(2,880)	215	(3,095)	(1,440)

Non-interest expense and income taxes	(1,501)	(557)	(944)	(169)
Net loss	$(4,381)	$(342)	$(4,039)	(1,181)%

Provision for repurchases increased $1.8 million to a provision of $2.8 million for the six months ended June 30, 2012, compared to a provision of $993 thousand for the same period in 2011.  The $1.8 million increase is the result of increases in estimated repurchase losses during the six months ended June 30, 2012 related to additional repurchase claims received from Fannie Mae.

Non-interest expense and income taxes increased $944 thousand between periods primarily due to an increase in legal and professional expenses.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide the information required by this Item.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and estimable. In any cases, there may be an exposure to losses in excess of any such amounts whether accrued or not. Any estimated loss is subject to significant judgment and is based upon currently available information, a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated loss will change from time to time, and actual results may vary significantly from the current estimate. Therefore, an estimate of possible loss represents what the Company believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company’s maximum loss exposure. At June 30, 2012, the Company does not have an accrued liability recorded for such estimated loss exposure.

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

For a description of current legal proceedings, refer to the Company’s Form 10-K for the year ended December 31, 2011.  Also refer to Item 1 of Part II of the Company’s Form 10-Q for the period ended March 31, 2012 for a description of updates to legal proceedings during the three months ended June 30, 2012, which information included therein is incorporated herein by reference.

ITEM 1A:  RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2011 and our quarterly report on Form 10-Q for the period ended March 31, 2012, include a detailed discussion of our risk factors.  The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:  MINE SAFETY DISCLOSURES

None.

ITEM 5:  OTHER INFORMATION

On April 1, 2012, the Company, through its subsidiaries, amended the $4.0 million working capital line of credit agreement with Wells Fargo Bank extending the expiration to April 2013.

On April 13, 2012, the warehouse facility under the Master Repurchase Agreement with Customers Bank was amended primarily to increase the maximum borrowing capacity to $38.5 million, and, on June 29, 2012, the warehouse facility under the Master Repurchase Agreement with Customers Bank was amended to increase the maximum borrowing capacity to $40.0 million.

On May 1, 2012, the warehouse facility under the Master Repurchase Agreement with Ever Bank, formerly Metlife, was amended to increase the maximum borrowing capacity from $25.0 million to $50.0 million.

On May 14, 2012, the Company, through IRES and its subsidiaries, entered into a Master Repurchase Agreement with BOI Federal Bank providing a $25 million warehouse facility.  The interest rate relating to this agreement is one-month LIBOR plus 3.75% and expires May 2013. Under the terms of this warehouse facility, IRES and its subsidiaries are required to maintain various financial and other covenants.

The information set forth above is included herewith for the purpose of providing the disclosure required under “Item 1.01- Entry into a Material Definitive Agreement” and “Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant” of Form 8-K.

ITEM 6: EXHIBITS

(a)	Exhibits:
10.1	Third amendment dated April 1, 2012 to Line of Credit Agreement with Wells Fargo and Revolving Credit Note dated April 1, 2012.
10.2	Third amendment dated April 13, 2012 to Master Repurchase Agreement with Customers Bank.
10.3	First amendment dated May 1, 2012 to Master Repurchase Agreement with Ever Bank.
10.4	Master Repurchase Agreement dated as of May 14, 2012 between Bank of Internet, Excel Mortgage Servicing and AmeriHome Mortgage Corporation.
10.5	Fourth amendment dated June 29, 2012 to Master Repurchase Agreement with Customers Bank.
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*

The following materials from Impac Mortgage Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Cash Flows, and (4) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

August 14, 2012