Form 10-Q
period 2012-09-30
IMPAC MORTGAGE HOLDINGS INC
filed 2012-11-13
CIK 1000298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

There were 7,925,383 shares of common stock outstanding as of November 9, 2012.

IMPAC MORTGAGE HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1.                                                CONSOLIDATED FINANCIAL STATEMENTS

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Cash and cash equivalents	$8,031	$7,653
Restricted cash	2,601	5,019
Trust assets
Investment securities available-for-sale	112	688
Securitized mortgage collateral	5,738,150	5,449,001
Derivative assets	37	37
Real estate owned	26,502	56,467
Total trust assets	5,764,801	5,506,193

Mortgage loans held-for-sale	145,346	61,718
Mortgage servicing rights	9,317	4,141
Assets of discontinued operations	125	264
Other assets	36,853	27,052
Total assets	$5,967,074	$5,612,040

LIABILITIES
Trust liabilities
Securitized mortgage borrowings	$5,725,469	$5,454,901
Derivative liabilities	19,112	24,786
Total trust liabilities	5,744,581	5,479,687

Warehouse borrowings	131,690	58,691
Long-term debt	12,274	11,561
Notes payable	4,507	5,182
Liabilities of discontinued operations	19,264	9,932
Other liabilities	26,009	15,890
Total liabilities	5,938,325	5,580,943

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Series A junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none issued or outstanding	—	—
Series B 9.375% redeemable preferred stock, $0.01 par value; liquidation value $16,640; 2,000,000 shares authorized, 665,592 noncumulative shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	7	7
Series C 9.125% redeemable preferred stock, $0.01 par value; liquidation value $35,127; 5,500,000 shares authorized; 1,405,086 noncumulative shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	14	14
Common stock, $0.01 par value; 200,000,000 shares authorized; 7,898,162 and 7,814,946 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	79	78
Additional paid-in capital	1,077,666	1,076,723
Net accumulated deficit:	—	—
Cumulative dividends declared	(822,520)	(822,520)
Retained deficit	(227,191)	(224,334)
Net accumulated deficit	(1,049,711)	(1,046,854)
Total Impac Mortgage Holdings, Inc. stockholders’ equity	28,055	29,968
Noncontrolling interests	694	1,129
Total equity	28,749	31,097
Total liabilities and stockholders’ equity	$5,967,074	$5,612,040

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
INTEREST INCOME	$115,091	$172,779	$384,792	$592,962
INTEREST EXPENSE	114,794	172,497	382,918	590,117
Net interest income	297	282	1,874	2,845

NON-INTEREST INCOME:
Change in fair value of net trust assets, excluding REO	(5,998)	10,297	5,562	17,596
Gains (losses) from REO	3,548	(6,867)	(9,761)	(11,855)
Non-interest (loss) income - net trust assets	(2,450)	3,430	(4,199)	5,741

Mortgage lending gains and fees, net	24,324	4,574	48,587	7,670
Real estate services fees, net	5,776	13,272	16,815	36,820
Gain on sale of Experience 1, Inc.	—	1,780	—	1,780
Other	617	1,159	1,353	1,527
Total non-interest income	28,267	24,215	62,556	53,538

NON-INTEREST EXPENSE:
Personnel expense	16,664	13,599	39,469	36,659
General, administrative and other	4,938	5,505	13,689	15,089
Total non-interest expense	21,602	19,104	53,158	51,748
Earnings from continuing operations before income taxes	6,962	5,393	11,272	4,635
Income tax expense from continuing operations	8	957	44	978
Earnings from continuing operations	6,954	4,436	11,228	3,657
Loss from discontinued operations, net of tax	(9,021)	(1,490)	(13,402)	(1,832)
Net (loss) earnings	(2,067)	2,946	(2,174)	1,825
Net (earnings) loss attributable to noncontrolling interests	(212)	156	(683)	651
Net (loss) earnings attributable to IMH	$(2,279)	$3,102	$(2,857)	$2,476

Earnings (loss) per common share - basic:
Earnings from continuing operations attributable to IMH	$0.86	$0.59	$1.35	$0.55
Loss from discontinued operations	(1.15)	(0.19)	(1.71)	(0.23)
Net (loss) earnings per share available to common stockholders	$(0.29)	$0.40	$(0.36)	$0.32

Earnings (loss) per common share - diluted:
Earnings from continuing operations attributable to IMH	$0.86	$0.55	$1.35	$0.52
Loss from discontinued operations	(1.15)	(0.18)	(1.71)	(0.22)
Net (loss) earnings per share available to common stockholders	$(0.29)	$0.37	$(0.36)	$0.30

See accompanying notes to consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Nine Months
	Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings	$(2,174)	$1,825

Losses from REO	9,761	11,855
Extinguishment of debt	423	338
Change in fair value of mortgage servicing rights	869	(106)
Gain on sale of loans	(39,088)	(6,312)
Change in fair value of mortgage loans held-for-sale	(7,048)	(1,272)
Provision for repurchases	1,179	350
Origination of mortgage loans held-for-sale	(1,568,847)	(525,106)
Sale and principal reduction on mortgage loans held-for-sale	1,521,098	486,235
Change in fair value of net trust assets, excluding REO	(14,032)	(61,693)
Change in fair value of long-term debt	(872)	(2,102)
Accretion of interest income and expense	200,194	251,040
Change in REO impairment reserve	(20,620)	(22,248)
Stock-based compensation	201	222
Impairment of deferred charge	—	949
Gain on sale of Experience 1, Inc.	—	(1,780)
Net change in restricted cash	2,418	(3,420)
Amortization of discount on note payable	89	985
Net cash provided by (used in) operating activities of discontinued operations	9,502	(2,685)
Net change in other assets and liabilities	3,286	3,439
Net cash provided by operating activities	96,339	130,514

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in securitized mortgage collateral	494,552	530,949
Net change in mortgages held-for-investment	6	(61)
Purchase of premises and equipment	(144)	(612)
Net principal change on investment securities available-for-sale	167	161
Sale of Experience 1, Inc.	—	512
Proceeds from the sale of real estate owned	80,120	117,265
Net cash provided by investing activities	574,701	648,214

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of warehouse borrowings	(1,464,471)	(474,848)
Borrowings under warehouse agreement	1,537,470	517,739
Repayment of line of credit	(14,750)	(1,850)
Borrowings under line of credit	14,750	3,850
Repayment of securitized mortgage borrowings	(742,270)	(825,447)
Issuance of note payable	7,500	8,815
Principal payments on notes payable	(8,687)	(9,688)
Principal payments on capital lease	(239)	(201)
Proceeds from exercise of stock options	66	14
Net cash used in financing activities	(670,631)	(781,616)

Net change in cash and cash equivalents	409	(2,888)
Cash and cash equivalents at beginning of year	7,665	11,620
Cash and cash equivalents at end of period - continuing operations	8,031	8,716
Cash and cash equivalents at end of period - discontinued operations	43	16
Cash and cash equivalents at end of period	$8,074	$8,732

NON-CASH TRANSACTIONS (Continuing and Discontinued Operations):
Transfer of securitized mortgage collateral to real estate owned	$39,296	$75,419
Acquisition of equipment purchased through capital leases	199	587
Increase in ownership of AmeriHome	677	—
Notes received upon sale of Experience 1, Inc.	—	200

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

Market Update and Liquidity –

The U.S. economy expanded at a 2.0% annual rate during the third quarter of 2012 as compared to 1.3% in the second quarter of 2012 primarily as a result of government and consumer spending. While the economy added jobs in the third quarter of 2012, the pace of new job creation continues to be slower than needed to meaningfully reduce unemployment.  U.S. unemployment rates, which have been a major factor in the deterioration of credit quality in the U.S., although improving slightly, continue to remain high at 7.8% in September 2012.  Despite the trend toward improving U.S. data, significant downside risk factors remain in place, at least through mid-2013.  Downside risk associated with global macroeconomic conditions, particularly in Europe and Asia, remains significant.  Also, the combination of federal tax increases and spending cuts known as the “Fiscal Cliff” is scheduled to take effect in early 2013 unless the U.S. Congress acts to change current laws.   According to studies done by the Congressional budget office, if nothing is done to address the Fiscal Cliff, the U.S. economy may be pushed back into a recession in 2013.  As a result, there continues to be significant uncertainty as to how pronounced the economic recovery will be and whether it can be sustained.

Real estate activity showed some encouraging signs as the nationwide average of home prices have appeared to hit a bottom and are starting to recover, although home prices continued to decline in many parts of the U.S. during the first nine months of 2012. Some positive news indicates that construction of new homes continued to grow in the third quarter, although at a slow rate.  However, foreclosures remain one of the biggest risks to the housing market recovery. As the industry-wide compliance issues associated with foreclosures are resolved, an increase in foreclosures is anticipated which is expected to result in downward pressure and uncertainty in the housing market.

As a result of the current conditions of the U.S. economy, in September 2012, the Federal Reserve announced a new quantitative easing program including agency mortgage-backed securities purchases, known as QE3.  In addition to QE3, the Federal Reserve announced its intention to keep the federal funds rate near zero through mid-2015.  The combination of these actions may increase equity prices and has decreased mortgage interest rates.  Although the benefits of these actions are difficult to assess, the expectation is that they will add to the current moderate pace of consumer spending and to the improving pace of new and existing home purchases for the remainder of 2012 and into 2013.

In late October, hurricane Sandy impacted the Mid-Atlantic and Northeast coasts of the U.S.  Given the severe magnitude and recent occurrence of this event, the ongoing dislocation within the affected region and lack of data available, the effect of hurricane Sandy on the economy cannot yet be fully assessed.

The Company believes that current cash balances, cash flows from its mortgage lending activities, real estate and loss mitigation services fees generated from the long-term mortgage portfolio, and residual interest cash flows from the long-term mortgage portfolio are adequate for current operating needs. However, the Company believes the mortgage lending and real estate services markets will continue to be highly competitive and subject to increased regulation. Competition in mortgage lending comes primarily from mortgage bankers, commercial banks, credit unions and other finance companies which have offices in the Company’s market area as well as operations throughout the U.S. The Company competes for loans principally on the basis of the interest rates and loan fees charged, the types of loans originated and the quality of services provided to borrowers.  Additionally, competition for real estate recovery services, loss mitigation servicing, loan modification services and other portfolio services has increased due to the unprecedented difficult mortgage environment and severe credit tightening, coupled with the stagnant economy. The Company’s competitors in its real estate service operations include large mortgage servicers, established special servicers, and newer entrants to the specialty servicing and recovery collections business. It is more difficult for the Company than its competitors to promote its ability to provide loss mitigation, special servicing and real estate services for others because the Company has not historically provided such services to unrelated third parties, and the Company is not a rated primary or special servicer of residential mortgage loans as designated by a rating agency.

The Company has experienced recent success in expanding its mortgage lending business, primarily due to its origination of mortgages eligible for sale to government agencies on a service retained basis.  However, retaining servicing is a use of capital and the Company must carefully manage the size of its servicing portfolio, including selling servicing rights on a selective basis, to stay within capital constraints.  The Company is currently exploring opportunities to obtain additional capital to support the growth of the mortgage servicing portfolio and expansion of its origination platform and volumes.  Without additional capital, the Company’s mortgage lending business may not grow at the same pace as recently experienced.  Additionally, performance of the long-term mortgage portfolio is affected by the ongoing slow recoveries of both the real estate market and the general economy as a whole. Cash flows from the residual interests in securitizations can be volatile and difficult to predict, because they are sensitive to delinquencies, defaults and credit losses associated with the securitized loans and interest rates associated with the securitized bonds. Losses in excess of current estimates will reduce the residual interest cash receipts from the long-term mortgage portfolio. To the extent the related multifamily portion of the long-term mortgage portfolio experiences higher than expected credit losses, the Company, as the master servicer, may need to make advances on the multifamily portion.

Financial Statement Presentation

The accompanying unaudited consolidated financial statements of IMH and its subsidiaries (as defined above) have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These interim period condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the United States Securities and Exchange Commission (SEC).

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Testing Goodwill for Impairment. Under this new standard, entities testing goodwill for impairment now have an option of performing a qualitative assessment before having to calculate the fair value of a reporting unit. If an entity determines, on the basis of qualitative factors, that the fair value of the reporting unit is more-likely-than-not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. This ASU was effective beginning January 1, 2012 with early adoption permitted under certain conditions. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

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

In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment, which updated guidance on the periodic testing of indefinite-lived intangible assets, other than goodwill, for impairment. This guidance will allow companies to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset, other than goodwill, is impaired in order to determine whether it is necessary to perform a quantitative impairment test. ASU 2012-02 will be effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted.  The Company does not plan to early adopt ASU 2012-02; therefore, the ASU 2012-02 is effective for the Company beginning with the first quarter of fiscal year 2013. The Company does not anticipate the adoption of ASU 2012-02 to have a material impact on its results of operations, financial condition or cash flows.

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

The following table presents the estimated fair value of financial instruments included in the consolidated financial statements as of the dates indicated:

	September 30, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$8,031	$8,031	$7,653	$7,653
Restricted cash	2,601	2,601	5,019	5,019
Investment securities available-for-sale	112	112	688	688
Securitized mortgage collateral	5,738,150	5,738,150	5,449,001	5,449,001
Derivative assets, securitized trusts	37	37	37	37
Derivative assets, lending	9,409	9,409	1,179	1,179
Mortgage servicing rights	9,317	9,317	4,141	4,141
Mortgage loans held-for-sale	145,346	145,346	61,718	61,718
Call option	73	73	253	253

Liabilities
Securitized mortgage borrowings	5,725,469	5,725,469	5,454,901	5,454,901
Derivative liabilities, securitized trusts	19,112	19,112	24,786	24,786
Derivative liabilities, lending	3,786	3,786	624	624
Long-term debt	12,274	12,274	11,561	11,561
Warehouse borrowings	131,690	131,690	58,691	58,691
Notes payable	4,507	4,909	5,182	5,941
Line of credit	4,000	4,000	4,000	4,000
Put option	9	9	—	—

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

As a result of the lack of observable market data resulting from inactive markets, the Company has classified its investment securities available-for-sale, securitized mortgage collateral and borrowings, net derivative liabilities — securitized trusts, long-term debt, mortgage servicing rights, and call and put options as Level 3 fair value measurements. Level 3 assets and liabilities were 97% and 100% and 99% and 100%, respectively, of total assets and total liabilities measured at estimated fair value at September 30, 2012 and December 31, 2011.

Recurring Fair Value Measurements

We assess our financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by ASC Topic 810. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the beginning of the reporting period. There were no material transfers between our Level 1 and Level 2 classified instruments during the three and nine months ended September 30, 2012.

The following tables present the Company’s assets and liabilities that are measured at estimated fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option at September 30, 2012 and December 31, 2011, based on the fair value hierarchy:

	Recurring Fair Value Measurements
	September 30, 2012			December 31, 2011
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investment securities available-for-sale	$—	$—	$112	$—	$—	$688
Mortgage loans held-for-sale	—	145,346	—	—	61,718	—
Derivative assets, net, lending (1)	—	5,623	—	—	555	—
Mortgage servicing rights	—	—	9,317	—	—	4,141
Call option (2)	—	—	73	—	—	253
Securitized mortgage collateral	—	—	5,738,150	—	—	5,449,001
Total assets at fair value	$—	$150,969	$5,747,652	$—	$62,273	$5,454,083

Liabilities
Securitized mortgage borrowings	$—	$—	$5,725,469	$—	$—	$5,454,901
Derivative liabilities, net, securitized trusts (3)	—	—	19,075	—	—	24,749
Long-term debt	—	—	12,274	—	—	11,561
Put option (4)	—	—	9	—	—	—
Total liabilities at fair value	$—	$—	$5,756,827	$—	$—	$5,491,211

(1)         At September 30, 2012, derivative assets, net, lending, included $9.4 million in interest rate lock commitments (IRLCs) and $3.8 million in hedging instruments, respectively, associated with the Company’s mortgage lending operations, and is included in other assets and other liabilities in the accompanying consolidated balance sheets.

(2)         Included in other assets in the accompanying consolidated balance sheets.

(3)         At September 30, 2012, derivative liabilities, net—securitized trusts, included $37 thousand in derivative assets and $19.1 million in derivative liabilities, included within trust assets and trust liabilities, respectively. At December 31, 2011, derivative liabilities, net—securitized trusts, included $37 thousand in derivative assets and $24.8 million in derivative liabilities, included within trust assets and trust liabilities, respectively.

(4)         Included in other liabilities in the accompanying consolidated balance sheets.

The following tables present a reconciliation for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2012 and 2011:

	Level 3 Recurring Fair Value Measurements
	For the three months ended September 30, 2012
	Investment securities available- for-sale	Securitized mortgage collateral	Securitized mortgage borrowings	Derivative liabilities, net	Mortgage servicing rights	Call option	Put option	Long-term debt
Fair value, June 30, 2012	$140	$5,430,443	$(5,426,042)	$(20,402)	$7,090	$73	$(9)	$(11,952)
Total gains (losses) included in earnings:
Interest income (1)	7	32,452	—	—	—	—	—	—
Interest expense (1)	—	—	(95,316)	—	—	—	—	(512)
Change in fair value	15	467,423	(472,583)	(853)	(494)	—	—	190
Total (losses) gains included in earnings	22	499,875	(567,899)	(853)	(494)	—	—	(322)
Transfers in and/or out of Level 3	—	—	—	—	—	—	—	—
Purchases, issuances and settlements
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	4,621	—	—	—
Settlements	(50)	(192,168)	268,472	2,180	(1,900)	—	—	—
Fair value, September 30, 2012	$112	$5,738,150	$(5,725,469)	$(19,075)	$9,317	$73	$(9)	$(12,274)
Unrealized gains (losses) still held (2)	$40	$(2,992,344)	$5,026,505	$(18,342)	$—	$—	$—	$58,489

(1)          Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. The net interest income, including cash received and paid, was $1.8 million for the three months ended September 30, 2012. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations is primarily from contractual interest on the securitized mortgage collateral and borrowings.

(2)          Represents the amount of unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held and reflected in the fair values at September 30, 2012.

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

(1)          Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. The net interest income, including cash received and paid, was $2.0 million for the three months ended September 30, 2011. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations is primarily from contractual interest on the securitized mortgage collateral and borrowings.

(2)          Represents the amount of unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held and reflected in the fair values at September 30, 2011.

	Level 3 Recurring Fair Value Measurements
	For the nine months ended September 30, 2012
	Investment securities available- for-sale	Securitized mortgage collateral	Securitized mortgage borrowings	Derivative liabilities, net	Mortgage servicing rights	Call option	Put option	Long-term debt
Fair value, December 31, 2011	$688	$5,449,001	$(5,454,901)	$(24,749)	$4,141	$253	$—	$(11,561)
Total gains (losses) included in earnings:
Interest income (1)	30	124,292	—	—	—	—	—	—
Interest expense (1)	—	—	(322,931)	—	—	—	—	(1,585)
Change in fair value	(439)	698,704	(689,979)	(2,724)	(869)	(180)	(9)	872
Total (losses) gains included in earnings	(409)	822,996	(1,012,910)	(2,724)	(869)	(180)	(9)	(713)
Transfers in and/or out of Level 3	—	—	—	—				—
Purchases, issuances and settlements
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	10,257	—	—	—
Settlements	(167)	(533,847)	742,342	8,398	(4,212)	—	—	—
Fair value, September 30, 2012	$112	$5,738,150	$(5,725,469)	$(19,075)	$9,317	$73	$(9)	$(12,274)
Unrealized gains (losses) still held (2)	$40	$(2,992,344)	$5,026,505	$(18,342)	$—	$—	$—	$58,489

(1)          Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. The net interest income, including cash received and paid, was $6.2 million for the nine months ended September 30, 2012.  The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations is primarily from contractual interest on the securitized mortgage collateral and borrowings.

(2)          Represents the amount of unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held and reflected in the fair values at September 30, 2012.

	Level 3 Recurring Fair Value Measurements
	For the nine months ended September 30, 2011
	Investment securities available- for-sale	Securitized mortgage collateral	Securitized mortgage borrowings	Derivative liabilities, net	Mortgage servicing rights	Call option	Put option	Long-term debt
Fair value, December 31, 2010	$645	$6,011,675	$(6,012,745)	$(65,876)	$1,439	$706	$(61)	$(11,728)
Total gains (losses) included in earnings:
Interest income (1)	88	276,009	—	—	—	—	—	—
Interest expense (1)	—	—	(525,430)	—	—	—	—	(1,707)
Change in fair value	(128)	(239,727)	265,754	(8,303)	106	(454)	46	2,102
Total (losses) gains included in earnings	(40)	36,282	(259,676)	(8,303)	106	(454)	46	395
Transfers in and/or out of Level 3	—	—	—	—	—	—	—	—
Purchases, issuances and settlements
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	645	—	—	—
Settlements	(161)	(606,367)	826,391	43,154	—	—	—	—
Fair value, September 30, 2011	$444	$5,441,590	$(5,446,030)	$(31,025)	$2,190	$252	$(15)	$(11,333)
Unrealized gains (losses) still held (2)	$279	$(4,333,232)	$6,294,503	$(30,665)	$—	$—	$—	$59,430

(1)          Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. The net interest income, including cash received and paid, was $7.5 million for the nine months ended September 30, 2011.  The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations is primarily from contractual interest on the securitized mortgage collateral and borrowings.

(2)          Represents the amount of unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held and reflected in the fair values at September 30, 2011.

The following table presents quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring and non-recurring basis at September 30, 2012.

Financial Instrument	Estimated Fair Value	Valuation Technique	Unobservable Input	Range of Inputs
Assets and liabilities backed by real estate
Investment securities available-for-sale,	$112	DCF	Discount rates	3.72 - 30.0%
Securitized mortgage collateral, and	5,738,150		Prepayment rates	0.82 - 10.6%
Securitized mortgage borrowings	(5,725,469)		Default rates	0.79 - 10.2%
			Loss severities	12.7 - 62.8%
Other assets and liabilities
Mortgage servicing rights	$9,317	DCF	Discount rate	12.0%
			Prepayment rates	4.09 - 15.4%
Derivative liabilities, net, securitized trusts	(19,075)	DCF	1M forward LIBOR	0.21 - 3.52%
Long-term debt	(12,274)	DCF	Discount rate	25.0%
Lease liability	(1,841)	DCF	Discount rate	12.0%

DCF = Discounted Cash Flow

1M = 1 Month

For assets and liabilities backed by real estate, a significant increase in discount rates, default rates or loss severities would result in a significantly lower estimated fair value.  The effect of changes in prepayment speeds would have differing effects depending on the seniority or other characteristics of the instrument.  For other assets and liabilities, a significant increase in discount rates would result in a significantly lower estimated fair value.  A significant increase in one-month LIBOR would result in a significantly higher estimated fair value for derivative liabilities, net, securitized trusts.  The Company believes that the imprecision of an estimate could be significant.

The table below illustrates hypothetical fair values of MSRs, caused by assumed immediate changes to key assumptions that are used to determine fair value.

Mortgage Servicing Rights Sensitivity Analysis	September 30, 2012

Fair value of MSRs	$9,317

Prepayment Speed:
Decrease in fair value from 25 basis points (bps) adverse change	(168)
Decrease in fair value from 50 bps adverse change	(333)

Discount Rate:
Decrease in fair value from 25 bps adverse change	(16)
Decrease in fair value from 50 bps adverse change	(37)

Default Rate:
Decrease in fair value from 25 bps adverse change	(461)
Decrease in fair value from 50 bps adverse change	(1,535)

Sensitivities are hypothetical changes in fair value and cannot be extrapolated because the relationship of changes in assumptions to changes in fair value may not be linear.  Also, the effect of a variation in a particular assumption is calculated without changing any other assumption, whereas a change in one factor may result in changes to another.  Accordingly, no assurance can be given that actual results would be consistent with the results of these estimates.  As a result, actual future changes in MSR values may differ significantly from those displayed above.

The following tables present the changes in recurring fair value measurements included in net earnings (loss) for the three and nine months ended September 30, 2012 and 2011:

	Recurring Fair Value Measurements
	Change in Fair Value Included in Net Earnings
	For the three months ended September 30, 2012
	Interest	Interest	Change in Fair Value of			Other Non-interest	Mortgage lending
	Income (1)	Expense (1)	Net Trust Assets		Long-term Debt	Income	gains and fees, net	Total
Investment securities available-for-sale	$7	$—	$15		$—	$—	$—	$22
Securitized mortgage collateral	32,452	—	467,423		—	—	—	499,875
Securitized mortgage borrowings	—	(95,316)	(472,583)		—	—	—	(567,899)
Mortgage servicing rights	—	—	—		—	(494)	—	(494)
Call option	—	—	—		—	—	—	—
Put option	—	—	—		—	—	—	—
Derivative liabilities, net	—	—	(853	)(2)	—	—	—	(853)
Long-term debt	—	(512)	—		190	—	—	(322)
Mortgage loans held-for-sale	—	—	—		—	—	4,220	4,220
Derivative assets - IRLCs	—	—	—		—	—	4,950	4,950
Derivative liabilities - Hedging Instruments	—	—	—		—	—	(2,234)	(2,234)
Total	$32,459	$(95,828)	$(5,998)		$190	$(494)	$6,936	$(62,735)

(1)             Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.

(2)             Included in this amount is $1.3 million in change in the fair value of derivative instruments, offset by $2.2 million in cash payments from the securitization trusts for the three months ended September 30, 2012.

	Recurring Fair Value Measurements
	Change in Fair Value Included in Net Loss
	For the three months ended September 30, 2011
	Interest	Interest	Change in Fair Value of			Other Non-interest	Mortgage lending
	Income (1)	Expense (1)	Net Trust Assets		Long-term Debt	Income	gains and fees, net	Total
Investment securities available-for-sale	$30	$—	$17		$—	$—	$—	$47
Securitized mortgage collateral	73,164	—	(92,459)		—	—	—	(19,295)
Securitized mortgage borrowings	—	(152,229)	106,771		—	—	—	(45,458)
Mortgage servicing rights	—	—	—		—	140	—	140
Call option	—	—	—		—	(202)	—	(202)
Put option	—	—	—		—	8	—	8
Derivative liabilities, net	—	—	(4,032	)(2)	—	—	—	(4,032)
Long-term debt	—	(644)	—		1,459	—	—	815
Mortgage loans held-for-sale	—	—	—		—	—	457	457
Derivative assets - IRLCs	—	—	—		—	—	1,064	1,064
Derivative liabilities - Hedging Instruments	—	—	—		—	—	(796)	(796)
Total	$73,194	$(152,873)	$10,297		$1,459	$(54)	$725	$(67,252)

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

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Earnings
	For the nine months ended September 30, 2012
	Interest	Interest	Change in Fair Value of			Other Non-interest	Mortgage lending
	Income (1)	Expense (1)	Net Trust Assets		Long-term Debt	Income	gains and fees, net	Total
Investment securities available-for-sale	$30	$—	$(439)		$—	$—	$—	$(409)
Securitized mortgage collateral	124,292	—	698,704		—	—	—	822,996
Securitized mortgage borrowings	—	(322,931)	(689,979)		—	—	—	(1,012,910)
Mortgage servicing rights	—	—	—		—	(869)	—	(869)
Call option	—	—	—		—	(180)	—	(180)
Put option	—	—	—		—	(9)	—	(9)
Derivative liabilities, net	—	—	(2,724	)(2)	—	—	—	(2,724)
Long-term debt	—	(1,585)	—		872	—	—	(713)
Mortgage loans held-for-sale	—	—	—		—	—	7,048	7,048
Derivative assets - IRLCs	—	—	—		—	—	8,231	8,231
Derivative liabilities - Hedging Instruments	—	—	—		—	—	(3,163)	(3,163)
Total	$124,322	$(324,516)	$5,562	(3)	$872	$(1,058)	$12,116	$(182,702)

(1)             Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.

(2)             Included in this amount is $5.8 million in change in the fair value of derivative instruments, offset by $8.5 million in cash payments from the securitization trusts for the nine months ended September 30, 2012.

(3)             For the nine months ended September 30, 2012, change in the fair value of trust assets, excluding REO was $5.6 million.  Excluded from the $14.1 million change in fair value of net trust assets, excluding REO, in the accompanying consolidated statement of cash flows is $8.5 million in cash payments from the securitization trusts related to the Company’s net derivative liabilities.

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Earnings
	For the nine months ended September 30, 2011
	Interest	Interest	Change in Fair Value of			Other Non-interest	Mortgage lending
	Income (1)	Expense (1)	Net Trust Assets		Long-term Debt	Income	gains and fees, net	Total
Investment securities available-for-sale	$88	$—	$(128)		$—	$—	$—	$(40)
Securitized mortgage collateral	276,009	—	(239,727)		—	—	—	36,282
Securitized mortgage borrowings	—	(525,430)	265,754		—	—	—	(259,676)
Mortgage servicing rights	—	—	—		—	106	—	106
Call option	—	—	—		—	(454)	—	(454)
Put option	—	—	—		—	46	—	46
Derivative liabilities, net	—	—	(8,303	)(2)	—	—	—	(8,303)
Long-term debt	—	(1,707)	—		2,102	—	—	395
Mortgage loans held-for-sale	—	—	—		—	—	1,272	1,272
Derivative assets - IRLCs	—	—	—		—	—	1,358	1,358
Derivative liabilities - Hedging Instruments	—	—	—		—	—	(923)	(923)
Total	$276,097	$(527,137)	$17,596	(3)	$2,102	$(302)	$1,707	$(229,937)

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

Investment securities available-for-sale—Investment securities available-for-sale are carried at fair value. The investment securities consist primarily of non-investment grade mortgage-backed securities. The fair value of the investment securities is measured based upon the Company’s expectation of inputs that other market participants would use. Such assumptions include judgments about the underlying collateral, prepayment speeds, future credit losses, forward interest rates and certain other factors. Given the market disruption and lack of observable market data as of September 30, 2012 and December 31, 2011, the estimated fair value of the investment securities available-for-sale was measured using significant internal expectations of market participants’ assumptions.  Investment securities available-for-sale are considered a Level 3 measurement at September 30, 2012.

Mortgage servicing rights—The Company elected to carry all of its mortgage servicing rights arising from its mortgage loan operations at fair value. The fair value of mortgage servicing rights is based upon market prices for similar instruments and an internal discounted cash flow model. The valuation model incorporates assumptions that market participants would use in estimating the fair value of servicing. These assumptions include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, prepayment and late fees, among other considerations. Mortgage servicing rights are considered a Level 3 measurement at September 30, 2012.

Mortgage loans held-for-sale—The Company elected to carry its mortgage loans held-for-sale originated or acquired from its mortgage lending operation at fair value. Fair value is based on quoted market prices, where available, prices for other traded mortgage loans with similar characteristics, and purchase commitments and bid information received from market participants. Given the meaningful level of secondary market activity for conforming mortgage loans, active pricing is available for similar assets and accordingly, the Company classifies its mortgage loans held-for-sale as a Level 2 measurement at September 30, 2012.

Call option—As part of the acquisition of AmeriHome as more fully discussed in Note 21.—Business Combinations of our Annual Report on Form 10-K for the year ended December 31, 2011, the purchase agreement included a call option to purchase an additional 39% of AmeriHome.  In June 2012, the Company and the noncontrolling interest holder entered into an agreement to transfer an additional 27.5% ownership of AmeriHome to the Company in exchange for the settlement of balances owed from the noncontrolling interest holder related to the Company for capital contributions made by the Company to AmeriHome and indemnification provisions included in the purchase agreement.  As of September 30, 2012, the Company owns 78.5% of AmeriHome, and accordingly retains an option to purchase 11.5% of AmeriHome.  The estimated fair value is based on a model incorporating various assumptions including expected future book value of AmeriHome, the probability of the option being exercised, volatility, expected term and certain other factors. The call option is considered a Level 3 measurement at September 30, 2012.

Put option—As part of the acquisition of AmeriHome, the purchase agreement included a put option which allows the noncontrolling interest holder to sell his then remaining 49% of AmeriHome to the Company in the event the Company does not exercise the call option discussed above. In June 2012, the Company and the noncontrolling interest holder entered into an agreement to transfer 27.5% ownership of AmeriHome to the Company in exchange for the settlement of balances owed from the noncontrolling interest holder related to capital contributions made by the Company to AmeriHome and indemnification provisions included in the purchase agreement.  As of September 30, 2012, the noncontrolling interest holder owns 21.5% of AmeriHome, and accordingly retains an option to sell the 21.5% interest to the Company.  The estimated fair value is based on a model incorporating various assumptions including expected future book value of AmeriHome, the probability of the option being exercised, volatility, expected term and certain other factors. The put option is considered a Level 3 measurement at September 30, 2012.

Securitized mortgage collateral—The Company elected to carry all of its securitized mortgage collateral at fair value. These assets consist primarily of non-conforming mortgage loans securitized between 2002 and 2007. Fair value measurements are based on the Company’s internal models used to compute the net present value of future expected cash flows, with observable market participant assumptions, where available. The Company’s assumptions include its expectations of inputs that other market participants would use in pricing these assets. These assumptions include judgments about the underlying collateral, prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of September 30, 2012, securitized mortgage collateral had an unpaid principal balance of $8.7 billion, compared to an estimated fair value of $5.7 billion. The aggregate unpaid principal balance exceeds the fair value by $3.0 billion at September 30, 2012.  As of September 30, 2012, the unpaid principal balance of loans 90 days or more past due was $1.7 billion compared to an estimated fair value of $0.6 billion. The aggregate unpaid principal balances of loans 90 days or more past due exceed the fair value by $1.1 billion at September 30, 2012. Securitized mortgage collateral is considered a Level 3 measurement at September 30, 2012.

Securitized mortgage borrowings—The Company elected to carry all of its securitized mortgage borrowings at fair value. These borrowings consist of individual tranches of bonds issued by securitization trusts and are primarily backed by non-conforming mortgage loans. Fair value measurements are based on the Company’s internal models used to compute the net present value of future expected cash flows, with observable market participant assumptions, where available. Fair value measurements include the Company’s judgments about the underlying collateral and assumptions such as prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors.  As of September 30, 2012, securitized mortgage borrowings had an outstanding principal balance of $8.7 billion compared to an estimated fair value of $5.7 billion. The aggregate outstanding principal balance exceeds the fair value by $3.0 billion at September 30, 2012.  Securitized mortgage borrowings is considered a Level 3 measurement at September 30, 2012.

Long-term debt—The Company elected to carry all of its long-term debt (consisting of trust preferred securities and junior subordinated notes) at fair value. These securities are measured based upon an analysis prepared by management, which considered the Company’s own credit risk, including settlements with trust preferred debt holders and discounted cash flow analysis. As of September 30, 2012, long-term debt had an unpaid principal balance of $70.5 million compared to an estimated fair value of $12.3 million. The aggregate unpaid principal balance exceeds the fair value by $58.2 million at September 30, 2012. The long-term debt is considered a Level 3 measurement at September 30, 2012.

Derivative assets and liabilities, Securitized trusts—For non-exchange traded contracts, fair value is based on the amounts that would be required to settle the positions with the related counterparties as of the valuation date. Valuations of derivative assets and liabilities are based on observable market inputs, if available. To the extent observable market inputs are not available, fair values measurements include the Company’s judgments about future cash flows, forward interest rates and certain other factors, including counterparty risk. Additionally, these values also take into account the Company’s own credit standing, to the extent applicable; thus, the valuation of the derivative instrument includes the estimated value of the net credit differential between the counterparties to the derivative contract. As of September 30, 2012, the notional balance of derivative assets and liabilities, securitized trusts was $911.7 million. These derivatives are included in the consolidated securitization trusts, which are nonrecourse to the Company, and thus the economic risk from these derivatives is limited to the Company’s residual interests in the securitization trusts. Derivative assets and liabilities, securitized trusts are considered a Level 3 measurement at September 30, 2012.

Derivative assets and liabilities, Lending—The Company’s derivative assets and liabilities are carried at fair value as required by GAAP and are accounted for as free standing derivatives. The derivative assets are IRLCs with prospective residential mortgage borrowers whereby the interest rate on the loan is determined prior to funding and the borrowers have locked in that interest rate. These commitments are determined to be derivative instruments in accordance with GAAP. The derivative liabilities are hedging instruments (typically TBA securities) used to hedge the risk of fair value changes associated with changes in interest rates relating to its mortgage lending operations. The Company hedges the period from the interest rate lock (assuming a fall-out factor) to the date of the loan sale. The estimated fair value is based on current market prices for similar instruments. Given the meaningful level of secondary market activity for derivative contracts, active pricing is available for similar assets and accordingly, the Company classifies its derivative assets and liabilities, lending as a Level 2 measurement at September 30, 2012.

The following table includes information for the derivative assets and liabilities — lending for the periods presented:

		Total Gains (Losses)
	Notional Balance	For the Three Months Ended	For the Nine Months Ended
	September 30, 2012	September 30, 2012 (1)	September 30, 2012 (1)
Derivative assets - IRLC’s	$383,776	$4,950	$8,231
Derivative liabilities - TBA/FNMA’s	310,207	(8,553)	(15,883)

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

The following tables present financial and non-financial assets and liabilities measured using nonrecurring fair value measurements at September 30, 2012 and 2011, respectively:

	Nonrecurring Fair Value Measurements			Total Gains (Losses)
	September 30, 2012			For the Three Months Ended	For the Nine Months Ended
	Level 1	Level 2	Level 3	September 30, 2012 (3)	September 30, 2012 (3)
REO (1)	$—	$19,524	$—	$3,548	$(9,761)
Lease liability (2)	—	—	(1,841)	113	(168)

(1)         Balance represents REO at September 30, 2012 which have been impaired subsequent to foreclosure. Amounts are included in continuing operations.  For the three months ended September 30, 2012, the $3.5 million gain represents recovery of the net realizable value (NRV) attributable to an improvement in state specific loss severities on properties held during the period which resulted in an increase to NRV. For the nine months ended September 30, 2012, the $9.8 million loss represents additional impairment write-downs attributable to higher expected loss severities on properties held during the period which resulted in a decrease to NRV.

(2)         Amounts are included in discontinued operations. For the three and nine months ended September 30, 2012, the Company recorded a gain of $113 thousand and a loss of $168 thousand, respectively, resulting from changes in lease liabilities as a result of changes in our expected minimum future lease payments.

(3)         Total gains (losses) reflect gains and losses from all nonrecurring measurements during the period.

	Non-recurring Fair Value Measurements			Total Gains (Losses)
	September 30, 2011			For the Three Months Ended	For the Nine Months Ended
	Level 1	Level 2	Level 3	September 30, 2011 (4)	September 30, 2011 (4)
REO (1)	$—	$8,993	$—	$(7,006)	$(11,992)
Lease liability (2)	—	—	(2,244)	(223)	(525)
Deferred charge (3)	—	—	12,195	(949)	(949)

(1)         Balance represents REO at September 30, 2011 which have been impaired subsequent to foreclosure.  Amounts are included in continuing operations.  For the three and nine months ended September 30, 2011, the $7.0 million and $12.0 million loss, respectively, represent additional impairment write-downs during the period which resulted in a decrease to NRV.

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

(4)         Total losses reflect gains and losses from all nonrecurring measurements during the period.

Real estate owned—REO consists of residential real estate acquired in satisfaction of loans. Upon foreclosure, REO is recorded at the estimated fair value of the residential real estate less estimated selling and holding costs, offset by expected contractual mortgage insurance proceeds to be received, if any. Subsequently, REO is adjusted to the lower of carrying value or estimated fair value less costs to sell. REOs which have been impaired subsequent to foreclosure are subject to nonrecurring fair value measurement and included in the nonrecurring fair value measurements tables.  Estimated fair values of REO are generally based on observable market inputs, and considered Level 2 measurements at September 30, 2012.

Lease liability—In connection with the discontinuation of our non-conforming mortgage, warehouse lending and commercial operations, a significant amount of office space that was previously occupied is no longer being used by the Company. The Company has subleased a significant amount of this office space. The Company has recorded a liability, included within discontinued operations, representing the present value of the minimum lease payments over the remaining life of the lease, offset by the expected proceeds from sublet revenue related to this office space. This liability is based on present value techniques that incorporate the Company’s judgments about estimated sublet revenue and discount rates. Therefore, this liability is considered a Level 3 measurement at September 30, 2012.

Note 3.—Stock Options

During the third quarter of 2012, the shareholders voted on and approved the amendment to the 2010 Omnibus Incentive Plan to increase the shares subject to the plan by 250,000 shares.

There were no options granted during the nine months ended September 30, 2012 or 2011, respectively.

The following table summarizes activity, pricing and other information for the Company’s stock options for the nine months ended September 30, 2012:

		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at beginning of period	1,241,808	$3.64
Options granted	—	—
Options exercised	(83,216)	0.83
Options forfeited / cancelled	(55,442)	12.96
Options outstanding at end of period	1,103,150	$3.38
Options exercisable at end of period	889,489	$3.53

As of September 30, 2012, there was approximately $353 thousand of total unrecognized compensation cost related to stock option compensation arrangements granted under the plan, net of estimated forfeitures. That cost is expected to be recognized over the remaining weighted average period of 1.13 years.

The following table summarizes activity, pricing and other information for the Company’s restricted stock units (RSU’s), also referred to as deferred stock units as the issuance of the stock is deferred until termination of service, for the nine months ended September 30, 2012:

Weighted-
Average
	Number of	Grant Date
	Shares	Fair Value
RSU’s outstanding at beginning of period	24,000	$2.73
RSU’s granted	—	—
RSU’s exercised	—	—
RSU’s forfeited / cancelled	—	—
RSU’s outstanding at end of period	24,000	$2.73

As of September 30, 2012, there was approximately $26 thousand of total unrecognized compensation cost related to the RSU compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of 1.18 years.

Note 4.—Reconciliation of Earnings (Loss) Per Share

The following table presents the computation of basic and diluted earnings (loss) per common share, including the dilutive effect of stock options and redeemable preferred stock outstanding for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
Numerator for basic earnings (loss) per share:
Earnings from continuing operations	$6,954	$4,436	$11,228	$3,657
Net (earnings) loss attributable to noncontrolling interest	(212)	156	(683)	651
Earnings from continuing operations attributable to IMH	6,742	4,592	10,545	4,308
Loss from discontinued operations	(9,021)	(1,490)	(13,402)	(1,832)
Net (loss) earnings available to IMH common stockholders	$(2,279)	$3,102	$(2,857)	$2,476

Denominator for basic earnings (loss) per share (1):
Basic weighted average common shares outstanding during the year	7,855	7,812	7,840	7,798

Denominator for diluted earnings (loss) per share (1):
Basic weighted average common shares outstanding during the year	7,855	7,812	7,840	7,798
Net effect of dilutive stock options and RSU’s	—	533	—	557
Diluted weighted average common shares	7,855	8,345	7,840	8,355

Earnings (loss) per common share - basic:
Earnings from continuing operations attributable to IMH	$0.86	$0.59	$1.35	$0.55
Loss from discontinued operations	(1.15)	(0.19)	(1.71)	(0.23)
Net (loss) earnings per share available to common stockholders	$(0.29)	$0.40	$(0.36)	$0.32

Earnings (loss) per common share - diluted:
Earnings from continuing operations attributable to IMH	$0.86	$0.55	$1.35	$0.52
Loss from discontinued operations	(1.15)	(0.18)	(1.71)	(0.22)
Net (loss) earnings per share available to common stockholders	$(0.29)	$0.37	$(0.36)	$0.30

(1)         Number of shares presented in thousands.

For the three and nine months ended September 30, 2012, stock options to purchase 1.1 million shares were outstanding but not included in the above weighted average share calculations because they were anti-dilutive.

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

Note 5.—Segment Reporting

The Company has four reporting segments, consisting of the long-term mortgage portfolio, mortgage lending, real estate services and discontinued operations. The following tables present the selected financial data and operating results by reporting segment for the periods indicated:

	Long-term	Mortgage	Real Estate	Discontinued
	Portfolio	Lending	Services	Operations	Reclassifications (1)	Consolidated
Statement of Operations Items for the three months ended September 30, 2012:
Net interest income (expense)	$455	$(164)	$6	$7	$(7)	$297
Non-interest (loss) income- net trust assets	(2,450)	—	—	—	—	(2,450)
Mortgage lending gains and fees, net	—	24,324	—	—	—	24,324
Real estate services fees, net	—	—	5,776	—	—	5,776
Other non-interest income (expense)	704	(87)	—	(1,767)	1,767	617
Non-interest expense and income taxes	(3,496)	(15,917)	(2,197)	(7,261)	7,261	(21,610)
(Loss) earnings from continuing operations	$(4,787)	$8,156	$3,585			6,954
Loss from discontinued operations, net of tax				$(9,021)		(9,021)
Net loss						$(2,067)

Statement of Operations Items for the nine months ended September 30, 2012:
Net interest income (expense)	$2,108	$(256)	$22	$7	$(7)	$1,874
Non-interest (loss) income- net trust assets	(4,199)	—	—	—	—	(4,199)
Mortgage lending gains and fees, net	—	48,587	—	—	—	48,587
Real estate services fees, net	—	—	16,815	—	—	16,815
Other non-interest income (expense)	1,668	(315)	—	(4,647)	4,647	1,353
Non-interest expense and income taxes	(11,191)	(35,736)	(6,275)	(8,762)	8,762	(53,202)
(Loss) earnings from continuing operations	$(11,614)	$12,280	$10,562			11,228
Loss from discontinued operations, net of tax				$(13,402)		(13,402)
Net loss						$(2,174)

Total Assets at September 30, 2012	$5,790,182	$162,779	$13,988	$125	$—	$5,967,074
Total Assets at December 31, 2011	$5,528,998	$67,818	$14,992	$264	$(32)	$5,612,040

	Long-term	Mortgage	Real Estate	Discontinued
	Portfolio	Lending	Services	Operations	Reclassifications (1)	Consolidated
Statement of Operations Items for the three months ended September 30, 2011:
Net interest income (expense)	$350	$(72)	$4	$—	$—	$282
Non-interest income- net trust assets	3,430	—	—	—	—	3,430
Mortgage lending gains and fees, net	—	4,574	—	—	—	4,574
Real estate services fees, net	—	—	13,272	—	—	13,272
Other non-interest income (expense)	1,353	(194)	1,780	(989)	989	2,939
Non-interest expense and income taxes	(4,970)	(7,333)	(7,758)	(501)	501	(20,061)
Earnings (loss) from continuing operations	$163	$(3,025)	$7,298			4,436
Loss from discontinued operations, net of tax				$(1,490)		(1,490)
Net earnings						$2,946

Statement of Operations Items for the nine months ended September 30, 2011:
Net interest income (expense)	$2,863	$(30)	$12	$—	$—	$2,845
Non-interest income- net trust assets	5,741	—	—	—	—	5,741
Mortgage lending gains and fees, net	—	7,670	—	—	—	7,670
Real estate services fees, net	—	—	36,820	—	—	36,820
Other non-interest income (expense)	1,922	(395)	1,780	(774)	774	3,307
Non-interest expense and income taxes	(13,163)	(16,513)	(23,050)	(1,058)	1,058	(52,726)
(Loss) earnings from continuing operations	$(2,637)	$(9,268)	$15,562			3,657
Loss from discontinued operations, net of tax				$(1,832)		(1,832)
Net earnings						$1,825

(1)         Amounts represent reclassifications of activity in the discontinued operations segment into loss from discontinued operations, net of tax as presented in the accompanying consolidated statements of operations.

Note 6.—Warehouse Borrowings

The Company, through its subsidiaries, enters into Master Repurchase Agreements with lenders providing warehouse facilities. The warehouse facilities are used to fund, and are secured by, residential mortgage loans that are held for sale.

In September 2012, the Company, through its subsidiaries, entered into a Master Repurchase Agreement with a new lender providing a $40 million warehouse facility (Repurchase Agreement 5). The interest rate relating to this agreement is one-month LIBOR plus 3.50 % and expires September 2013. Under the terms of this warehouse facility, the Company is required to maintain various financial and other covenants.

At September 30, 2012, the Company was in compliance with all financial covenants.

The following table presents certain information on warehouse borrowings and related accrued interest for the periods indicated:

	Maximum
	Borrowing	Balance Outstanding At
	Capacity	September 30, 2012	December 31, 2011
Short-term borrowings:
Repurchase agreement 1 (1)	$40,000	$35,612	$20,163
Repurchase agreement 2 (2)	30,000	27,436	24,769
Repurchase agreement 3 (3)	50,000	50,137	13,759
Repurchase agreement 4	25,000	6,003	—
Repurchase agreement 5	40,000	12,502	—
Total short-term borrowings	$185,000	$131,690	$58,691

(1)         In October 2012, the maximum borrowing capacity increased from $40.0 million to $47.5 million.

(2)         In August 2012, the maturity was extended to July 2013.

(3)         In August 2012, the maturity was extended to November 2012, and is expected to be renewed again at that time.  The amount over the maximum borrowing capacity is due to accrued interest.

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

The structured debt agreement is evidenced by an Indenture with Deutsche Bank National Trust Company, as trustee. It bears interest at a fixed rate of 25% per annum and is amortized in equal principal payments over 18 months with all distributions from the underlying residual interests being used to make the monthly payments, and was recorded as a note payable in the accompanying consolidated balance sheets. Any excess cash flows from the residual interests are included in a reserve account, which is available to cover future shortfalls, and is recorded on the consolidated balance sheets as restricted cash. If the cumulative cash flows received, including the reserve account balance,  from the collateralized residual interests are not sufficient to pay the required monthly principal and interest, the Company would be required to pay the difference to avoid the transfer of the residual interests and the rights to the associated future cash flows to the note holder.  To the extent there is excess cash flows after the reserve account reaches a balance of $1.5 million, the Company will receive 70% of the excess cash flows to a monthly maximum of $300 thousand.  If the amount of restricted cash in the reserve account becomes sufficient to satisfy the remaining scheduled payments the residuals listed as security can be released.

Through September 30, 2012, the Company received $1.5 million in excess cash flows from the residual interests collateralizing the note payable. The $1.5 million in excess cash flows is included in restricted cash on the consolidated balance sheets. The carrying value of the debt agreement at September 30, 2012 was $4.5 million, and the Company was current as to principal and interest payments.

Note 8.—Line of Credit Agreement

In April 2012, the Company, through its subsidiaries, amended the $4.0 million working capital line of credit agreement with a national bank at an interest rate of one-month LIBOR plus 3.50%.  The amendment extends the expiration to April 2013.  Under the terms of the agreement the Company and its subsidiaries are required to maintain various financial and other covenants.  There was $4.0 million outstanding balance on the working capital line of credit as of September 30, 2012.  At September 30, 2012, the Company was in compliance with all covenants.

Note 9.—Commitments and Contingencies

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

In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and estimable. In any case, there may be an exposure to losses in excess of any such amounts whether accrued or not. Any estimated loss is subject to significant judgment and is based upon currently available information, a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated loss will change from time to time, and actual results may vary significantly from the current estimate. Therefore, an estimate of possible loss represents what the Company believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company’s maximum loss exposure. At September 30, 2012, the Company has a $6.1 million accrued liability recorded for such estimated loss exposure as explained below.

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

Updates to legal matters for the period ended September 30, 2012 are as follows:

On October 16, 2012, a matter was filed in the Superior Court of the State of California, Orange County entitled Deutsche Bank National Trust Company, in its individual capacity, and as Indenture Trustee of Impac Secured Assets CMB Trust Series 1998-1, Impac CMB Trust Series 1999-2, 2000-2, 2001-4, 2002-1, and 2003-5, and Impac Real Estate Asset Trust Series 2006-SD1 v. Impac Mortgage Holdings, Inc. and Impac Funding Corporation.  The action alleges the defendants owe the plaintiff indemnification for settlements that the plaintiff allegedly entered into in connection with the Gilmor, et al. v. Preferred Credit Corp., et al. matter, which is described under Item 3, Part 1 in the Company’s Form 10-K for the year ended December 31, 2011.  The plaintiff seeks declaratory and injunctive relief and unspecified damages.

On April 30, 2012 a matter was filed in the Superior Court of the State of California, Orange County entitled Rene Marentes and Martha Marentes v. Impac Mortgage Holdings, Inc.  The complaint is a putative class action matter contending that certain loan modification activities of the company constitute an unfair business practice, that they constitute false advertising and marketing and that the fees charged are improper.  The complaint seeks unspecified damages, restitution, injunctive relief, attorney’s fees and pre-judgment interest.  On August 1, 2012, the court entered an order granting, without prejudice, the motion of Impac Mortgage Holdings, Inc. for judgment on the pleadings.  On August 22, 2012, the plaintiff filed an amended complaint adding Impac Funding Corporation as a defendant.  On October 2, 2012, the plaintiff filed a request to dismiss Impac Mortgage Holdings, Inc., without prejudice.

On January 30, 2012, a Summons with Notice was filed in the Supreme Court of the State of New York as case No. 650293/2012 entitled Deutsche Zentral-Genossenschaftsbank AG New York Branch, dba DZ Bank AG, New York Branch v. JPMorgan Chase & Co., et al. Named as a defendant in that action is Impac Secured Assets Corp.  On August 3, 2012, a Consolidated Complaint was filed in which the above matter was consolidated with two other cases filed by the same plaintiff and DG Holding Trust.  The Company first received a copy of the Complaint during the third quarter of 2012.  The Consolidated Complaint alleges misrepresentations in connection with the marketing and sale of mortgage backed securities issued by ISAC that the plaintiff purchased.  The complaint seeks rescission, damages, prejudgment interest, punitive damages, and attorney’s fees in an amount to be proven at trial.

As previously reported in the Company’s Form 10-K for the year ended December 31, 2011, on December 7, 2011 an action was filed in the Circuit Court for Baltimore City entitled Curtis J. Timm, on behalf of himself and all persons similarly situated v. Impac Mortgage Holdings, Inc., et al as Case No. 24-c-11-008391. The complaint alleges on behalf of Preferred B and C shareholders who did not tender their stock previously that Impac failed to achieve the required consent of the Preferred stock classes, the consents to amend the Preferred stock was not effective because it was given on unissued stock (after redemption), it tied the tender offer with a consent requirement which constitutes an improper “vote buying” scheme, and that the tender offer was a breach of a fiduciary duty. The action seeks two quarterly payments of dividends for the Preferred holders, a declaratory judgment to unwind the consents and reinstate the cumulative dividend on the Preferred stock and to set a date for the election of two directors by the Preferred holders. The action also seeks punitive damages and legal expenses.  A motion to dismiss was filed by the defendants and that matter is still pending.

As previously reported in the Company’s Form 10-K for the year ended December 31, 2011, on May 26, 2011, a matter was filed in the United States District Court, Central District of California as Case No. CV11-4514 DSF entitled Citigroup Global Markets, Inc. (Citigroup) v. Impac Secured Assets Corp., Impac Funding Corporation and Impac Mortgage Holdings, Inc. The action alleges a violation of Section 18 and Section 20 of the Securities and Act of 1933 and negligent misrepresentation, all involved in the issuance and sale of bonds from a securitization trust. The plaintiff alleges they relied on certain documents filed with the Securities and Exchange Commission that were subsequently the subject of an amended filing. The matter seeks unspecified damages, interest, legal fees and litigation expenses.

In 2010, the Company became aware of an error in the Pooling and Servicing Agreement (PSA) that was filed with the Securities and Exchange Commission (SEC) as it was not the correct document that was used by the parties in closing the transaction and did not contain same language as in the prospectus supplement.  At this time, the Company did not believe that a probable loss had occurred.  Before the document was correctly amended six weeks later, an investor purchased a bond from this securitization in the market.  In January 2012, the Company received a demand to settle this matter but the plaintiff would not identify how the figure was reached.  Although the investor was aware of the discrepancy, in May 2012, the court granted a partial summary judgment indicating, despite the investor’s knowledge of the discrepancy, the investor could rely on only the one incorrect document.  The Company and counsel believed the decision was incorrect, and thus the Company attempted to appeal the ruling.  In addition, throughout the period since the investor filed the complaint against the Company, the plaintiff’s damages were still at issue and subject to substantial dispute and the Company believed it would be able to prevail on related complaints.

In June 2012, the Company attempted to resolve the matter through mediation with Citigroup.  Mediation was unsuccessful as the plaintiff demanded a higher amount in damages, and the Company did not agree to their disputed demand.  In late August 2012, with respect to a pending lawsuit filed by Citigroup, the Company received the plaintiff’s motion for summary judgment for damages in an amount of $4.0 million plus interest and legal fees.  After reviewing with counsel, in early September 2012, management continued to believe that Citigroup’s actual realized damages were incalculable and it was confident that it could prevail on cross complaints with other parties.  However, considering the risk of ongoing legal costs to defend this matter, the time and distraction of management and the fact that Citigroup agreed to accept payments over time, management believed a settlement was in the best interest of the Company.  In September 2012, the parties tentatively agreed to a settlement with Citigroup for $3.1 million which is currently being documented and is subject to court approval.  The Company determined the estimated loss from this matter was probable and reasonably estimated in the third quarter 2012, and thus, the Company recorded a legal settlement charge of $3.1 million for this matter in the third quarter of 2012.

As previously reported in the Company’s Form 10-K for the year ended December 31, 2011, Gilmor, et al. v. Preferred Credit Corp., et. al., Case No. 4:10-CV-00189 (Gilmor), currently pending in the United States District Court for the Western District of Missouri, is a putative class action against Preferred Credit and others charging violations of Missouri’s Second Mortgage Loan Act. In a Sixth Amended Complaint (Complaint), plaintiffs Michael P. and Shellie Gilmor and others brought suit against Preferred Credit, as the originator of various second mortgage loans in Missouri, and against the following Impac entities: Impac Funding Corporation; Impac Mortgage Holdings; Impac Secured Assets; Impac Secured Assets CMB Trust Series 1998-1 Collateralized Asset-Backed Notes, Series 1998-1; IMH Assets Corp; Impac CMB Trust Series 1999-1; Impac CMB Trust Series 1999-2; Impac CMB Trust Series 2000-1; Impac CMB Trust Series 2000-2; Impac CMB Trust Series 2001-4; Impac CMB Trust Series 2002-1; Impac CMB Trust Series 2003-5, (collectively, the “Impac Defendants”), among numerous others, as alleged holders of notes associated with second mortgage loans originated by Preferred Credit. Plaintiffs complain that at closing Preferred Credit charged them fees and costs in violation of Missouri’s Second Mortgage Loan Act. Additionally, plaintiffs obtained certification of a class of all persons similarly situated. The plaintiffs allege that the Impac Defendants were liable to plaintiffs and members of the putative class as alleged holders of notes associated with second mortgage loans originated by Preferred Credit. The plaintiffs were seeking on behalf of themselves and the members of the putative class, among other things, disgorgement or restitution of all improperly collected charges, the right to rescind all affected loan transactions, the right to offset any finance charges, closing costs, points or other loan fees paid against the principal amounts due on the loans if rescinded, actual and punitive damages, and attorneys’ fees. The plaintiffs filed a motion for class certification, which was granted.

This matter dated back 12 years, and related to purported class action claim in Missouri over origination related fees paid by borrowers on second mortgage loans that were not allowed under Missouri lending laws.  The Company did not originate the loans, but purchased the loans from a third party seller.  The Company briefly held the loans on its balance sheet prior to selling them through securitization.  The Company initially concluded that its exposure was very minimal, if any, (since it did not originate the loans and only held them for a short period).  Furthermore, similar cases had been filed against the Company in other states, but the Company prevailed on motions to dismiss in all the other states.  Thus, the Company did not consider this contingency to be probable, but disclosed the matter in the notes to its financial statements.

In late 2011, another lender that performed more direct origination services for the borrower than the Company did, received a very unfavorable jury decision resulting in significant damages.  Early in the third quarter of 2012, the Company received from the plaintiffs for the first time a demand for $30 million.  At this point in time, the Company still could not estimate an amount with any reasonable accuracy that it would consider probable.  In connection with handling the lawsuit, the Company had incurred approximately $475,000 in legal costs, which it believes would have continued at that level unless a settlement was achieved.  In September 2012, given the risk of ongoing legal costs to defend this matter and the time and distraction of management, the Company agreed to settle the matter for a total of $3.0 million.  On October 31, 2012, the IMPAC Defendants entered into a settlement agreement with the plaintiffs on a class-wide basis.  The settlement provides total payments to the plaintiffs of $3.0 million over time and is subject to court approval.  The Company determined the estimated loss from this matter was probable and reasonably estimated in the third quarter 2012, and thus, the Company recorded a legal settlement charge of $3.0 million in the third quarter of 2012.

Management believes it was and is in the best interest of the shareholders to settle these matters rather than be faced with the uncertainty of any court rulings, the exorbitant cost in terms of legal fees, the time involved and the distractions these matters would create in defending them.  Also, the terms of the intended settlements have been structured in a manner to minimize the impact to operational cash flows.  In the third quarter 2012, the Company recorded a legal settlement charge of $6.1 million relating to the estimated losses from the two legal matters discussed above.

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

Please refer to IMH’s report on Form 10-K for the year ended December 31, 2011 and Forms 10-Q for the quarters ended June 30, 2012 and March, 31, 2012 for a description of litigation and claims.

Repurchase Reserve—Discontinued Operations

In previous years when our discontinued operations sold loans to investors, we were required to make normal and customary representations and warranties on the loans sold to investors. Our whole loan sale agreements generally required us to repurchase loans if we breached a representation or warranty given to the loan purchaser. In addition, we also could be required to repurchase loans as a result of borrower fraud or if a payment default occurs on a mortgage loan shortly after its sale. The repurchase reserve is an estimate of losses from expected repurchases.

Although the number of repurchase requests are decreasing, the Company still continues to receive new repurchase requests while successfully disputing and resolving others.  In the third quarter of 2012, an additional $1.8 million provision was recorded both for specific requests that remain outstanding as well as a general reserve for unknown exposure since 2008.  The Company has received repurchase requests from other parties which have been resolved.  The requests from Fannie Mae remain outstanding, but throughout and since the financial downturn in 2007, the Company has maintained a good relationship with Fannie Mae, and considers them a key partner in expanding the mortgage lending business.  The Company’s goal is to reach a mutually agreeable resolution on any and all legacy requests with Fannie Mae to minimize any future exposure.  At September 30, 2012, the repurchase reserve within discontinued operations was $8.0 million as compared to $5.2 million at December 31, 2011.

Note 10.—Noncontrolling Interest

In June 2012, the Company and the noncontrolling interest holder entered into an agreement to transfer 27.5% ownership of AmeriHome to the Company in exchange for the settlement of balances owed from the noncontrolling interest holder related to capital contributions made by the Company to AmeriHome and indemnification provisions included in the purchase agreement.  As of September 30, 2012, the Company owns 78.5% of AmeriHome, and accordingly retains an option to purchase 11.5% of AmeriHome.  As of September 30, 2012, the noncontrolling interest holder owns 21.5% of AmeriHome, and accordingly retains an option to sell the 21.5% interest to the Company.

Note 11.—Subsequent Events

In October 2012, Repurchase agreement 1 was amended to increase the maximum borrowing capacity from $40.0 million to $47.5 million.

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

Forward-Looking Statements

This report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, some of which are based on various assumptions and events that are beyond our control, may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “likely,” “appears,” “should,” “could,” “seem to,” “anticipate,” or similar terms or variations on those terms or the negative of those terms. The forward-looking statements are based on current management expectations. Actual results may differ materially as a result of several factors, including, but not limited to the following: the ongoing volatility in the mortgage industry; our ability to manage successfully through the current market environment; our compliance with applicable local, state and federal laws and regulations and other general market and economic conditions; our ability to meet liquidity needs from current cash flows or generate new sources of revenue; management’s ability to manage successfully and grow the Company’s mortgage and real estate business activities including the mortgage lending operations; the ability to make interest payments; increases in default rates or loss severities and mortgage related losses; our ability to obtain additional financing and the terms of any financing that we do obtain; inability to effectively liquidate properties to mitigate losses; increase in loan repurchase requests and ability to adequately settle repurchase obligations;the competition, structure and court approval of proposed legal settlements; and the outcome, including any settlements,  of litigation or regulatory actions pending against us or other legal contingencies.

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

The Mortgage Industry and Discussion of Relevant Fiscal Periods

The mortgage industry is subject to current events that occur in the financial services industry including changes to regulations and compliance requirements that result in uncertainty surrounding the actions of new government agencies, including the Consumer Financial Protection Board (CFPB) and Federal Housing Finance Agency (FHFA). These events can also include changes in economic indicators, interest rates, price competition, geographic shifts, disposable income, housing prices, market liquidity, market anticipation, and customer perception, as well as others. The factors that affect the industry change rapidly and can be unforeseeable making it difficult to predict and manage.

Current events can diminish the relevance of “quarter over quarter” and “year-to-date over year-to-date” comparisons of financial information. In such instances, the Company attempts to present financial information in its Management’s Discussion and Analysis of Financial Condition and Results of Operations that is the most relevant to its financial information.

Market Update

The U.S. economy expanded at a 2.0% annual rate during the third quarter of 2012 as compared to 1.3% in the second quarter of 2012 primarily as a result of government and consumer spending. While the economy added jobs in the third quarter of 2012, the pace of new job creation continues to be slower than needed to meaningfully reduce unemployment.  U.S. unemployment rates, which have been a major factor in the deterioration of credit quality in the U.S., although improving slightly, continue to remain high at 7.8% in September 2012.  Despite the trend toward improving U.S. data, significant downside risk factors remain in place, at least through mid-2013.  Downside risk associated with global macroeconomic conditions, particularly in Europe and Asia, remains significant.  Also, the combination of federal tax increases and spending cuts known as the “Fiscal Cliff” is scheduled to take effect in early 2013 unless the U.S. Congress acts to change current laws.   According to studies done by the Congressional budget office, if nothing is done to address the Fiscal Cliff, the U.S. economy may be pushed back into a recession in 2013.  As a result, there continues to be significant uncertainty as to how pronounced the economic recovery will be and whether it can be sustained.

Real estate activity showed some encouraging signs as the nationwide average of home prices have appeared to hit a bottom and are starting to recover, although home prices continued to decline in many parts of the U.S. during the first nine months of 2012. Some positive news indicates that construction of new homes continued to grow in the third quarter, although at a slow rate.  However, foreclosures remain one of the biggest risks to the housing market recovery. As the industry-wide compliance issues associated with foreclosures are resolved, an increase in foreclosures is anticipated which is expected to result in downward pressure and uncertainty in the housing market.

As a result of the current conditions of the U.S. economy, in September 2012, the Federal Reserve announced a new quantitative easing program including agency mortgage-backed securities purchases, known as QE3.  In addition to QE3, the Federal Reserve announced its intention to keep the federal funds rate near zero through mid-2015.  The combination of these actions may increase equity prices and has decreased mortgage interest rates.  Although the benefits of these actions are difficult to assess, the expectation is that they will add to the current moderate pace of consumer spending and to the improving pace of new and existing home purchases for the remainder of 2012 and into 2013.

In late October, hurricane Sandy impacted the Mid-Atlantic and Northeast coasts of the U.S.  Given the severe magnitude and recent occurrence of this event, the ongoing dislocation within the affected region and lack of data available, the effect of hurricane Sandy on the economy cannot yet be fully assessed.

Selected Financial Results for the Three Months Ended September 30, 2012

	Q3 2012	Q2 2012	Q3 2011	YTD 2012	YTD 2011
	Net earnings (loss)	Net earnings (loss)	Net earnings (loss)	Net earnings (loss)	Net earnings (loss)
Long-term Portfolio	$(4,787)	$(252)	$163	$(11,614)	$(2,637)
Mortgage Lending	8,156	3,800	(3,025)	12,280	(9,268)
Real Estate Services	3,585	4,012	7,298	10,562	15,562
Continuing operations	$6,954	$7,560	$4,436	$11,228	$3,657
Discontinued operations	(9,021)	(3,113)	(1,490)	(13,402)	(1,832)
Noncontrolling interests	(212)	(235)	156	(683)	651
Net (loss) earnings attributable to IMH	$(2,279)	$4,212	$3,102	$(2,857)	$2,476

Continuing Operations

•                  Earnings from continuing operations increased to $7.0 million for the three months ended September 30, 2012, compared to earnings of $4.4 million for the comparable 2011 period primarily due to an increase in earnings from mortgage lending, partially offset by a decline in earnings from real estate services and a decline in earnings from the long-term mortgage portfolio.

•                  Earnings from the long-term portfolio segment decreased to a loss of $4.8 million for the three months ended September 30, 2012, compared to earnings of $163 thousand for the comparable period in 2011 primarily due to the decrease in change in fair value of net trust assets.

•                  Earnings from the mortgage lending segment increased to $8.2 million for the three months ended September 30, 2012, compared to a loss of $3.0 million for the comparable period in 2011 primarily due to the increase in origination volumes and increase in service retained sales.   The mortgage lending segment originated $709.8 million and sold $661.6 million of loans during the three months ended September 30, 2012 as compared to $256.6 million and $250.3 million of loans originated and sold, respectively, for the comparable 2011 period.  The increase in mortgage lending activities produced revenues of $24.3 million for the three months ended September 30, 2012, compared to $4.6 million for the comparable period in 2011.

•                  Earnings from the real estate services segment decreased to $3.6 million in the third quarter of 2012, compared to earnings of $7.3 million for the comparable period in 2011 due to the sale of the title insurance company in 2011 and a decrease in real estate service fees associated with a decline in the long-term mortgage portfolio.

Discontinued Operations

•                  Loss from discontinued operations, net of tax, was $9.0 million for the three months ended September 30, 2012, compared to a loss of $1.5 million for the comparable 2011 period primarily due to the $6.1 million legal settlement charge recorded for the intended settlement of two of the Company’s remaining legacy lawsuits and a $1.8 million increase in the repurchase provision related to the discontinued mortgage operations conducted by IFC.

Selected Financial Results for the Nine Months Ended September 30, 2012

Continuing Operations

•                  Earnings from continuing operations increased to $11.2 million for the nine months ended September 30, 2012, compared to earnings of $3.7 million for the comparable 2011 period primarily due to an increase in earnings from mortgage lending, partially offset by a decline in earnings from real estate services and a decline in earnings from the long-term mortgage portfolio.

•                  Loss from the long-term portfolio segment increased to $11.6 million for the nine months ended September 30, 2012, compared to a loss of $2.6 million for the comparable period in 2011 primarily due to the decrease in change in fair value of net trust assets.

•                  Earnings from the mortgage lending segment increased to $12.3 million for the nine months ended September 30, 2012, compared to a loss of $9.3 million for the comparable period in 2011 primarily due to the increase in origination volumes and increase in service retained sales.  The mortgage lending segment originated $1.6 billion and sold $1.5 billion of loans during the nine months ended September 30, 2012 as compared to $538.1 million and $485.5 million of loans originated and sold, respectively, for the comparable 2011 period.  The increase in lending activities produced mortgage lending revenues of $48.6 million for the nine months ended September 30, 2012, respectively, compared to $7.7 million for the comparable period in 2011.

•                  Earnings from the real estate services segment decreased to $10.6 million for the nine months ended September 30, 2012, compared to earnings of $15.6 million for the comparable period in 2011 due to the sale of the title insurance company in 2011 and a decrease in real estate service fees associated with a decline in the long-term mortgage portfolio.

Discontinued Operations

•                  Loss from discontinued operations, net of tax, was $13.4 million for the nine months ended September 30, 2012, compared to a loss of $1.8 million for the comparable 2011 period due to the $6.1 million legal settlement charge recorded for the intended settlement of two of the Company’s remaining legacy lawsuits and a $1.8 million increase in the repurchase provision related to the discontinued mortgage operations conducted by IFC.

Status of Operations, Liquidity and Capital Resources

Mortgage Lending

In the third quarter of 2012, the Company continues to focus on originating Fannie Mae, Freddie Mac, and government loans as it believes that its ability to sell loans direct to Fannie Mae, Freddie Mac, and issue Ginnie Mae securities makes it more competitive in the overall mortgage origination market with regard to products, pricing, operational efficiencies and overall recruitment of higher quality loan originators.   The following table depicts the Company’s loan sales for the periods indicated:

	Q3 2012	YTD 2012
Fannie Mae	$425,395	$976,181
Ginnie Mae	190,530	393,973
Freddie Mac	29,067	61,051
Total servicing retained sales	$644,992	$1,431,205
Other (servicing released)	16,599	60,567
Total loan sales	$661,591	$1,491,772

Key strategies for the Company include having direct access to agencies allowing the Company not only to be more competitive, but also have the ability to build a servicing portfolio of high quality, low interest rate loans.  Also, the Company seeks to expand its purchase money channel to serve the real estate community with financing products to help the Company maintain origination volumes should interest rates rise which is expected to result in decreased refinance volumes.

The Company has increased the mortgage servicing portfolio to $1.7 billion in unpaid principal balance at September 30, 2012 as compared to $1.1 billion at June 30, 2012 and $605.4 million at December 31, 2011.  The Company believes having a portfolio of agency loans during this period of low interest rates along with credit quality focus is a good investment for the Company.   Management seeks to continue to grow the servicing portfolio but do so in a manner to manage to the amount of needed capital as compared to the amount of available capital.  During the nine months ending September 30, 2012, the Company sold $582.5 million in mortgage servicing rights as part of that plan.  Building a servicing portfolio will provide an asset that generates net servicing fees which management believes creates a more sustainable mortgage lending operation.

The Company continues to expand its purchase money channel capabilities by leveraging proprietary technology to increase its realtor relationships.  As of September 30, 2012, the Company has over 1,000 realtors using our technology.  Our goal is to use our technology to facilitate relationships between our retail loan officers and realtors to drive more purchase money lending volume.  In the third quarter of 2012, the Company’s volume mix was 26% purchase money as compared 74% refinance mortgages. The Company has three main origination channels - retail (consumer direct), wholesale (through approved loan brokers) and correspondent (through approved mortgage bankers).  The combination of these channels along with our focus on purchase money transactions is expected to produce what the Company believes is a more stable and diverse origination strategy.  Management’s plan is to mitigate any drop in refinance volume due to increased interest rates through an expanded purchase money channel in conjunction with an expanded product offering including 203K mortgages, reverse mortgages and jumbo mortgages.

As of September 30, 2012, the Company increased its warehouse borrowings capacity to $185.0 million from $87.5 million at December 31, 2011.  In September 2012, the Company, through its subsidiaries, entered into a Master Repurchase Agreement with a new lender providing a $40.0 million warehouse facility bringing the total warehouse borrowings facilities to $185.0 million.  In addition, in October 2012, the Company amended one of its repurchase agreements which increased its borrowing capacity by $7.5 million bringing the total warehouse borrowings facilities to $192.5 million.

Real Estate Services

The Company provides portfolio loss mitigation and real estate services including REO surveillance and disposition services, default surveillance and loss recovery services, short sale and real estate brokerage services, portfolio monitoring and reporting services.

For the three and nine months ended September 30, 2012 and 2011, mortgage and real estate services fees were as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
Real estate services fees, net (1)	$5,776	$13,272	$16,815	$36,820

(1)         Includes revenues of $4.9 million and $13.9 million for the three and nine months ended September 30, 2011, respectively, from the title insurance company which was sold in 2011.

The decrease in real estate services fees, net  is primarily due to a decline in the long-term mortgage portfolio and the associated real estate and recovery activities as well as the sale of the title insurance company in 2011.  As expected, the real estate service activities and revenues declined as lending activities and revenues increased from the recent expansion of the mortgage lending business.

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

Discontinued Operations

In the third quarter 2012, the Company recorded a legal settlement charge of $6.1 million relating to the estimated losses from two legal matters as described below.

Citigroup Global Markets, Inc. — In May 2011, Citigroup Global Markets, Inc. (Citigroup) v. Impac Secured Assets Corp., Impac Funding Corporation and Impac Mortgage Holdings, Inc. was filed alleging a violation of Section 18 and Section 20 of the Securities and Act of 1933 and negligent misrepresentation, all involved in the issuance and sale of bonds from a securitization trust. The plaintiff alleges they relied on certain documents filed with the Securities and Exchange Commission that were subsequently the subject of an amended filing. The matter seeks unspecified damages, interest, legal fees and litigation expenses.

In 2010, the Company became aware of an error in the Pooling and Servicing Agreement (PSA) that was filed with the Securities and Exchange Commission (SEC) as it was not the correct document that was used by the parties in closing the transaction and did not contain same language as in the prospectus supplement.  Before the document was correctly amended six weeks later, an investor purchased a bond from this securitization in the market.  In January 2012, the Company received a demand to settle this matter but the plaintiff would not identify how the amount of the claim was reached.  Although the investor was aware of the discrepancy, in May 2012, the court granted a partial summary judgment indicating, despite the investor’s knowledge of the discrepancy, the investor could rely on only the one incorrect document.  The Company and counsel believed the decision was incorrect, and thus the Company attempted to appeal the ruling.  In addition, throughout the period since the investor filed the complaint against the Company, the plaintiff’s damages were still at issue and subject to substantial dispute and the Company believed it would be able to prevail on related complaints.

In June 2012, the Company attempted to resolve the matter through mediation with Citigroup.  Mediation was unsuccessful as the plaintiff demanded a higher amount in damages, and the Company did not agree to their disputed demand.  In late August 2012, with respect to the pending lawsuit filed by Citigroup, the Company received the plaintiff’s motion for summary judgment for damages in an amount of $4.0 million plus interest and legal fees.  After reviewing the motion with Company’s counsel, in early September 2012, management continued to believe that Citigroup’s actual realized damages were incalculable and it was confident that it could prevail on cross complaints with other parties.  However, considering the risk of ongoing legal costs to defend this matter, the time and distraction of management and the fact that Citigroup agreed to accept payments over time, management believed a settlement was in the best interest of the Company.  In September 2012, the parties tentatively agreed to a settlement with Citigroup for $3.1 million which is currently being documented and is subject to court approval.  The Company determined the estimated loss from this matter was probable and reasonably estimated in the third quarter 2012, and thus, the Company recorded a legal settlement charge of $3.1 million for this matter in the third quarter of 2012.

Gilmor  —  This matter dated back 12 years, and related to purported class action claim in Missouri over origination related fees paid by borrowers on second mortgage loans that were not allowed under Missouri lending laws.  The Company did not originate the loans, but purchased the loans from a third party seller.  The Company briefly held the loans on its balance sheet prior to selling them through securitization.  The Company initially concluded that its exposure was very minimal, if any, (since it did not originate the loans and only held them for a short period).  Furthermore, similar cases had been filed against the Company in other states, but the Company prevailed on motions to dismiss in all the other states.  Thus, the Company did not consider this contingency to be probable, but disclosed the matter in the notes to its financial statements.

In late 2011, another lender that performed more direct origination services for the borrower than the Company did, received a very unfavorable jury decision resulting in significant damages.  Early in the third quarter of 2012, the Company received from the plaintiffs for the first time a demand for $30 million.  At this point in time, the Company still could not estimate an amount with any reasonable accuracy that it would consider probable.  In connection with handling the lawsuit, the Company had incurred approximately $475,000 in legal costs, which it believes would have continued at that level unless a settlement was achieved.  In September 2012, given the risk of ongoing legal costs to defend this matter and the time and distraction of management, the Company agreed to settle the matter for a total of $3.0 million.  On October 31, 2012, the Impac corporate defendants entered into a settlement agreement with the plaintiffs on a class-wide basis.  The settlement provides total payments to the plaintiffs of $3.0 million over time and is subject to court approval.  The Company determined the estimated loss from this matter was probable and reasonably estimated in the third quarter 2012, and thus, the Company recorded a legal settlement charge of $3.0 million in the third quarter of 2012.

Management believes it was and is in the best interest of the shareholders to settle these matters rather than be faced with the uncertainty of any court rulings, the exorbitant cost in terms of legal fees, the time involved and the distractions these matters would create in defending them.  Also, the terms of the intended settlements have been structured in a manner to minimize the impact to operational cash flows.

In addition, the discontinued operation’s net loss in the quarter also includes approximately $1.8 million in repurchase provision associated with loans originated and sold to Fannie Mae more than five years ago by the discontinued mortgage operations.  Although the number of repurchase requests are decreasing, the Company still continues to receive new repurchase requests while successfully disputing and resolving others.  In the third quarter of 2012, an additional $1.8 million provision was recorded both for specific requests that remain outstanding as well as a general reserve for unknown exposure since 2008.  The Company has received repurchase requests from other parties which have been resolved.  The requests from Fannie Mae remain outstanding, but throughout and since the financial downturn in 2007, the Company has maintained a good relationship with Fannie Mae, and considers them a key partner in expanding the mortgage lending business.  The Company’s goal is to reach a mutually agreeable resolution on any and all legacy requests with Fannie Mae to minimize any future exposure.  At September 30, 2012, the repurchase reserve within discontinued operations was $8.0 million as compared to $5.2 million at December 31, 2011.

Long-Term Mortgage Portfolio

Although there has been some stabilization in the long-term mortgage portfolio, the portfolio continues to suffer losses, which may continue for the foreseeable future until the real estate market becomes more stable, home prices improve across the United States, and there is a significant decline in the number of foreclosure properties in the market.

At September 30, 2012, the Company’s residual interest in securitizations (represented by the difference between total trust assets and total trust liabilities) decreased to $20.2 million, compared to $26.5 million at December 31, 2011. The decrease in residual fair value for the nine months ended September 30, 2012 was primarily due to $7.9 million in cash received partially offset by an increase in fair value due to a decrease in expected forward LIBOR interest rates and a reduction in the residual interest discount rate for some of the Company’s earlier vintage securitizations.

To estimate fair value of the assets and liabilities within the securitization trusts each reporting period, management uses an industry standard valuation and analytical model that is updated monthly with current collateral, real estate, derivative, bond and cost (servicer, trustee, etc.) information for each securitization trust. The Company employs an internal process to validate the accuracy of the model as well as the data within this model. Forecasted assumptions, sometimes referred to as “curves,” for defaults, loss severity, interest rates (LIBOR) and prepayments are input into the valuation model for each securitization trust. The Company hires third-party experts to provide forecasted curves for the aforementioned assumptions for each of the securitizations. Before inputting this information into the model, management employs a process to qualitatively and quantitatively review the assumption curves for reasonableness using other information gathered from the mortgage and real estate market (i.e., third-party home price indices, published industry reports discussing regional mortgage and commercial loan performance and delinquency) as well as actual default and foreclosure information for each trust from the respective trustees.

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

To determine the discount rates to apply to these cash flows, the Company gathers information from the bond pricing services and other market participants regarding estimated investor required yields. Based on that information, the collateral type and vintage, the Company determines an acceptable range of expected yields an investor would require including an appropriate risk premium. The Company uses the blended yield of the bond tranches together with the residual interests to determine an appropriate yield for the securitized mortgage collateral in each securitization (after taking into consideration any derivatives in the securitization).  As discussed in previous quarters, during the third quarter of 2012, based on the trend of improving bond prices and declining yields, the Company adjusted the acceptable range of expected yields for some of its earlier vintage securitizations.

The following table presents changes in the Company’s trust assets and trust liabilities for the nine months ended September 30, 2012:

	TRUST ASSETS						TRUST LIABILITIES
	Level 3 Recurring Fair Value Measurements			NRV (2)			Level 3 Recurring Fair Value Measurements
	Investment securities available-for- sale	Securitized mortgage collateral	Derivative assets	Real estate owned	Total trust assets		Securitized mortgage borrowings	Derivative liabilities	Total trust liabilities		Net trust assets
Recorded book value at December 31, 2011	688	5,449,001	37	56,467	5,506,193		(5,454,901)	(24,786)	(5,479,687)		26,506
Total gains/(losses) included in earnings:
Interest income	30	124,292	—	—	84,040		—	—	—		124,322
Interest expense	—	—	—	—	—		(322,931)	—	(322,931)		(322,931)
Change in FV of net trust assets, excluding REO	(439)	698,704	—		738,548	(1)	(689,979)	(2,724)	(692,703	)(1)	5,562
Change in FV of long-term debt	—	—	—	—	—		—	—	—		—
Losses from REO - not at FV but at NRV	—	—	—	(9,761)	(9,761	)(1)	—	—	—		(9,761)
Total gains (losses) included in earnings	(409)	822,997	—	(9,761)	812,826		(1,012,910)	(2,724)	(1,015,634)		(202,808)
Transfers in and/or out of level 3
Purchases, issuances and settlements	(167)	(533,847)	—	(20,204)	(554,219)		742,342	8,398	750,740		196,522
Recorded book value at September 30, 2012	$112	$5,738,150	$37	$26,502	$5,764,801		$(5,725,469)	$(19,112)	$(5,744,581)		$20,220

(1)       Represents non-interest income-net trust assets on the Company’s consolidated statements of operations for the nine months ended September 30, 2012.

(2)       Accounted for at net realizable value.

Inclusive of losses from REO, total trust assets above reflect a net gain of $688.5 million as a result of an increase in fair value of securitized mortgage collateral of $698.3 million, losses from REO of $9.8 million and losses from other trust assets of $439 thousand.  Net losses on trust liabilities were $692.7 million as a result of $690.0 million in losses from the increase in fair value of securitized mortgage borrowings and losses from derivative liabilities of $2.7 million.  As a result, non-interest income—net trust assets totaled a loss of $4.2 million for the nine months ended September 30, 2012.

The table below reflects the net trust assets as a percentage of total trust assets (residual interests in securitizations):

	September 30,	December 31,
	2012	2011
Net trust assets	$20,220	$26,506
Total trust assets	5,764,801	5,506,193

Net trust assets as a percentage of total trust assets	0.351%	0.481%

For the nine months ended September 30, 2012, the estimated fair value of the net trust assets declined as a percentage of total trust assets.  The decrease was primarily due to the combination of both cash received from residual interests (net trust assets) and an increase in the fair value of total trust assets due to improved market conditions and bond prices resulting in a change in assumptions.   During the third quarter of 2012, based on the trend of improving bond prices and declining yields, the Company adjusted the acceptable range of expected yields for some of its earlier vintage securitizations.  As a result, total trust assets increased in value from December 31, 2011 causing a decline in the percentage of net trust assets to total trust assets.

Liquidity and capital resources

During the first nine months of 2012, the Company funded its operations primarily from mortgage lending revenues and real estate services fees which includes gains on sale of loans and other mortgage related income, portfolio loss mitigation and real estate services fees primarily generated from its long-term mortgage portfolio, and cash flows from our residual interests in securitizations.  Furthermore, the Company has utilized the proceeds from notes payable and the line of credit as additional sources of liquidity.   In addition, the Company funded mortgage loan production using warehouse facilities which are repaid once the loan is sold.

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

The Company has experienced recent success in expanding its mortgage lending business, primarily due to its origination of mortgages eligible for sale to government agencies on a service retained basis.  However, retaining servicing is a use of capital and the Company must carefully manage the size of its servicing portfolio to stay within capital constraints.  The Company is currently exploring opportunities to obtain additional capital to support the growth of the mortgage servicing portfolio and expansion of its origination platform and volumes.  Without additional capital, the Company’s mortgage lending business may not grow at the same pace as recently experienced.   Additionally, performance of the long-term mortgage portfolio is subject to the continued volatility in the real estate market and current economic conditions. Cash flows from the residual interests in securitizations can be volatile and difficult to predict, because they are sensitive to delinquencies, defaults and credit losses associated with the securitized loans and interest rates associated with the securitized bonds.  To the extent the related multifamily portion of the long-term mortgage portfolio experiences higher than expected credit losses, the Company may need to make advances on the multifamily portion.  With regards to the residential loans the Company does have an obligation to make advances if the long-term mortgage portfolio experiences higher than expected credit losses, however that obligation is assumed by the subservicers for each securitization.

At September 30, 2012 and December 31, 2011, the condensed components of stockholders’ equity were comprised of the following significant assets and liabilities:

	Condensed Components of Stockholders’ Equity
	September 30, 2012	December 31, 2011
Cash	$8,074	$7,665
Restricted cash	2,601	5,019
Residual interests in securitizations	20,220	26,506
Loans held-for-sale	145,346	61,718
Warehouse borrowings	(131,690)	(58,691)
Mortgage servicing rights	9,317	4,141
Line of credit	(4,000)	(4,000)
Notes payable	(4,507)	(5,182)
Long-term debt ($71,120 par)	(12,274)	(11,561)
Repurchase reserve (1)	(9,805)	(5,816)
Lease liability (2)	(1,841)	(2,131)
Deferred charge	11,974	11,974
Net other assets (liabilities)	(4,666)	1,455
Stockholders’ equity	$28,749	$31,097

(1)         $8.0 million and $5.2 million included within discontinued operations at September 30, 2012 and December 31, 2011, respectively.

(2)         Included within discontinued operations and guaranteed by IMH.

At September 30, 2012, cash increased to $8.1 million from $7.7 million at December 31, 2011. The primary sources of cash between periods were $45.1 million in fees generated from the mortgage and real estate services (net of non-cash fair value adjustments), $6.4 million from residual interests in securitizations (net of the $1.5 million restricted excess cash in the reserve account) and $7.0 million from the issuance of the note payable. Offsetting the sources of cash were continuing operating expenses totaling $53.2 million, payments on the notes payable of $9.1 million (including $3.9 million which came from reserve accounts) and settlements of repurchase requests associated with loans sold by the discontinued non-conforming mortgage operations of approximately $1.8 million.

Since the Company’s consolidated and unconsolidated securitization trusts are nonrecourse to the Company,  trust assets and liabilities have been netted to present the Company’s interest in these trusts more simply, which are considered the residual interests in securitizations. For unconsolidated securitizations the residual interests represent the fair value of investment securities available-for-sale. For consolidated securitizations, the residual interests are represented by the fair value of securitized mortgage collateral and real estate owned, offset by the fair value of securitized mortgage borrowings and net derivative liabilities. The Company receives cash flows from its residual interests in securitizations to the extent they are available after required distributions to bondholders and maintaining specified overcollateralization levels and other specified parameters (such as maximum delinquency and cumulative default) within the trusts. The estimated fair value of the residual interests, represented by the difference in the fair value of total trust assets and total trust liabilities, was $20.2 million at September 30, 2012, compared to $26.5 million at December 31, 2011.

At September 30, 2012, notes payable was $4.5 million as compared to $5.2 million at December 31, 2011.  During 2012, the Company entered into a new $7.5 million structured debt agreement using eight of the Company’s residual interests (net trust assets) as collateral. The Company used a portion of the proceeds to pay off the $408 thousand balance (net of the reserve account) on the previous debt agreement. The Company received proceeds of $7.0 million, net of the aforementioned payoff and transaction costs of approximately $50 thousand. The note payable bears interest at a fixed rate of 25% per annum, is amortized in equal principal payments over 18 months and matures in July 2013.

At September 30, 2012, the balance of deferred charge was $12.0 million.  For the nine months ended September 30, 2012, the Company was not required to record income tax expense resulting from deferred charge impairment write-downs based on changes in estimated fair value of securitized mortgage collateral. The deferred charge arose as a result of the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH in prior years (when IMH was a REIT). This balance is recorded as required by GAAP and does not have any realizable cash value.

During the third quarter of 2012, the Company recorded a litigation settlement expense of $6.1 million within discontinued operations, as a result of its intent to settle two of its remaining legacy lawsuits.  At September 30, 2012, accrued liabilities for the legal settlements is included within net other assets (liabilities).

In previous years when our discontinued operations sold loans to investors, we were required to make normal and customary representations and warranties on the loans sold to investors. Our whole loan sale agreements generally required us to repurchase loans if we breached a representation or warranty given to the loan purchaser. In addition, we also could be required to repurchase loans as a result of borrower fraud or if a payment default occurs on a mortgage loan shortly after its sale. The repurchase reserve is an estimate of losses from expected repurchases. During the nine months ended September 30, 2012, the Company paid approximately $1.8 million to settle previous repurchase claims related to our prior discontinued operations. The Company’s discontinued operations continue to receive repurchase requests from Fannie Mae resulting in increases in estimated repurchase obligations.  At September 30, 2012, the repurchase reserve within discontinued operations was $8.0 million as compared to $5.2 million at December 31, 2011. Additionally, the Company has approximately $1.8 million in repurchase reserves related to the loans sold by the continuing mortgage lending operations since early 2011.

In connection with the discontinuation of our non-conforming mortgage, warehouse lending and commercial operations, a significant amount of office space that was previously occupied is no longer being used by the Company. The Company has subleased a significant amount of this office space. At September 30, 2012, the Company had a liability of $1.8 million included within discontinued operations, representing the present value of the minimum lease payments over the remaining life of the lease, offset by the expected proceeds from sublet revenue related to this office space.

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

Financial Condition and Results of Operations

Financial Condition

Condensed Balance Sheet Data

	September 30,	December 31,	Increase	%
	2012	2011	(Decrease)	Change
Securitized mortgage collateral	$5,738,150	$5,449,001	$289,149	5%
Other trust assets	26,651	57,192	(30,541)	(53)
Total trust assets	5,764,801	5,506,193	258,608	5
Mortgage loans held-for-sale	145,346	61,718	83,628	136
Assets of discontinued operations	125	264	(139)	(53)
Other assets	56,802	43,865	12,937	29
Total assets	$5,967,074	$5,612,040	$355,034	6%

Securitized mortgage borrowings	$5,725,469	$5,454,901	$270,568	5%
Other trust liabilities	19,112	24,786	(5,674)	(23)
Total trust liabilities	5,744,581	5,479,687	264,894	5
Warehouse borrowings	131,690	58,691	72,999	124
Liabilities of discontinued operations	19,264	9,932	9,332	94
Other liabilities	42,790	32,633	10,157	31
Total liabilities	5,938,325	5,580,943	357,382	6
Total IMH stockholders’ equity	28,055	29,968	(1,913)	(6)
Noncontrolling interest	694	1,129	(435)	(39)
Total equity	28,749	31,097	(2,348)	(8)
Total liabilities and stockholders’ equity	$5,967,074	$5,612,040	$355,034	6%

Total assets and total liabilities were $6.0 billion and $5.9 billion, respectively,  at September 30, 2012 as compared to $5.6 billion at December 31, 2011. The changes in total assets and liabilities are primarily attributable to increases in the Company’s trust assets and trust liabilities as summarized below.

The Company updates its collateral assumptions quarterly based on recent delinquency, default, prepayment and loss experience. Additionally, the Company updates the forward interest rates and investor yield (discount rate) assumptions based on information derived from market participants. As discussed in previous quarters, at September 30, 2012, the Company decreased the investor yield requirements for securitized mortgage borrowings as estimated bond prices have continued to improve and corresponding yields have decreased.  The decrease in investor yield assumptions on securitized mortgage collateral and securitized mortgage borrowings resulted in an increase in the value of these trust assets and liabilities.

•                  Securitized mortgage collateral increased $289.1 million during the nine months ended September 30, 2012, primarily due to an increase in fair value due to a reduction in investor yield requirements, partially offset by increase in loss assumptions, reductions in principal from borrower payments and transfers of loans to REO for single-family and multi-family collateral. Additionally, other trust assets declined $30.5 million during the nine months ended September 30, 2012 primarily due to REO liquidations of $59.5 million and additional impairment write-downs of $9.8 million. Partially offsetting the decrease from liquidations were increases in REO from foreclosures of $39.3 million.

•                  Securitized mortgage borrowings increased $270.6 million during the nine months ended September 30, 2012, primarily due to an increase in fair value due to a reduction in investor yield requirements, partially offset by an increase in loss assumptions and reductions in principal balances from principal payments during the period for single-family and multi-family collateral. The $5.7 million dollar reduction in other trust liabilities during the nine months ended September 30, 2012 was primarily due to $8.4 million in derivative cash payments from the securitization trusts, partially offset by a $2.7 million increase in derivative fair value resulting from changes in forward LIBOR interest rates.

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

The following tables present the estimated fair value of our residual interests, including investment securities available for sale, by securitization vintage year and other related assumptions used to derive these values at September 30, 2012:

Origination		Estimated Fair Value of Residual Interests by Vintage Year
Year		SF	MF	Total
2002-2003	(1)	$13,447	$3,861	$17,308
2004		679	2,133	2,812
2005	(2)	—	99	99
2006	(2)	—	1	1
2007	(2)	—	—	—
Total		$14,126	$6,094	$20,220

Weighted avg. prepayment rate		2%	8%	3%
Weighted avg. discount rate		25%	20%	24%

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

	Estimated Future Losses (1)		Investor Yield Requirement (2)
	SF	MF	SF	MF
2002-2003	9%	1%	7%	9%
2004	17%	3%	7%	6%
2005	32%	8%	8%	7%
2006	50%	13%	10%	8%
2007	38%	5%	11%	5%

(1)         Estimated future losses derived by dividing future projected losses by unpaid principal balances at September 30, 2012.

(2)         Investor yield requirements represent the Company’s estimate of the yield third-party market participants would require to price our trust assets and liabilities given our prepayment, credit loss and forward interest rate assumptions.

Although home prices continued to decline in many parts of the U.S. during the first nine months of 2012, prices have begun to show signs of a rebound during the second and third quarters of 2012 as evidenced below by the Standard & Poor’s Case-Shiller 10-City Composite Home Price Index for August 2012.

Although the pace of new foreclosures has fallen from its peak, in part due to industry-wide compliance issues, further declines in home prices may be necessary before substantial progress in reducing the inventory of homes occurs. Elevated unemployment could cause continued downward pressure and uncertainty in the housing market. Reported unemployment rates in nine states are at or above 9.0%.  California and Florida, which represent the states with the highest concentration in our long-term mortgage portfolio, have unemployment rates at 10.2% and 8.7%, respectively.

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

Interest rate lock commitments expose the Company to interest rate risk. The mortgage lending operations currently utilizes forward sold Fannie Mae and Ginnie Mae mortgage backed securities to hedge the fair value changes associated with changes in interest rates relating to its mortgage loan origination operations for the period from commitment until the mortgage is sold.

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

(iii)          has established a process for management to review the quality control findings in implementing process improvements,

(iv)          reviews all funded loans that dwell on the warehouse lines for an unexpected period of time, and

(v)           reviews the performance of the servicing portfolio including any early payment defaults and compliance with agency servicing guidelines.

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

At September 30, 2012, derivative liabilities, net, were $19.1 million and reflect the securitization trust’s liability to pay third-party counterparties based on the estimated value to settle the derivative instruments. Cash payments on these derivative instruments are based on notional amounts that are decreasing over time. Excluding the effects of other factors such as portfolio delinquency and loss severities within the securitization trusts, as the notional amount of these derivative instruments decrease over time, payments to counterparties in the current interest rate environment are reduced, thereby potentially increasing cash flows on the residual interests in securitizations. Conversely, increases in interest rates from current levels could potentially reduce overall cash flows on the residual interests in securitizations. Since the Company’s consolidated and unconsolidated securitization trusts are nonrecourse to the Company, the Company’s economic risk is limited to the residual interests in these securitization trusts.

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

The Company monitors its servicers to attempt to ensure that they perform loss mitigation, foreclosure and collection functions according to their servicing practices and each securitization trust’s pooling and servicing agreement. The Company has met with the management of the servicers to assess IMH’s borrowers’ current ability to pay their mortgages and to make arrangements with selected delinquent borrowers which will result in the best interest of the trust and borrower, in an effort to minimize the number of mortgages which become seriously delinquent. When resolving delinquent mortgages, servicers are required to take timely action. The servicer is required to determine payment collection under various circumstances, which will result in the maximum financial benefit. This is accomplished by either working with the borrower to bring the mortgage current by modifying the loan with terms that will maximize the recovery or by foreclosing and liquidating the property. At a foreclosure sale, the trusts consolidated on our balance sheet generally acquire title to the property.

The Company uses the Mortgage Bankers Association (MBA) method to define delinquency as a contractually required payment being 30 or more days past due. The Company measures delinquencies from the date of the last payment due date in which a payment was received. Delinquencies for loans 60 days late or greater, foreclosures and delinquent bankruptcies were $2.0 billion or 22.6% of the long-term mortgage portfolio as of September 30, 2012.

The following table summarizes the unpaid principal balances of loans in the Company’s mortgage portfolio, included in securitized mortgage collateral, mortgage loans held-for-investment and mortgage loans held-for-sale for continuing and discontinued operations combined, that were 60 or more days delinquent (utilizing the MBA method) as of the periods indicated:

		Total		Total
	September 30,	Collateral	December 31,	Collateral
	2012	%	2011	%
Mortgage loans held-for-sale and investment
60 - 89 days delinquent	$—	*	$—	*
90 or more days delinquent	529	*	529	*
Foreclosures (1)	1,127	*	1,127	*
Total 60+ days delinquent mortgage loans held-for-sale and investment (2)	1,656	*	1,656	*

Securitized mortgage collateral
60 - 89 days delinquent	$181,489	2.0%	$209,963	2.1%
90 or more days delinquent	611,433	6.8%	711,716	7.2%
Foreclosures (1)	855,799	9.5%	829,817	8.4%
Delinquent bankruptcies (3)	380,562	4.2%	380,133	3.8%
Total 60+ days delinquent long-term mortgage portfolio	2,029,284	22.5%	2,131,629	21.5%
Total 60 or more days delinquent	$2,030,940	22.6%	$2,133,285	21.6%
Total collateral	$8,993,109	100%	$9,893,205	100%

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

The following table summarizes securitized mortgage collateral, mortgage loans held-for-investment, mortgage loans held-for-sale and real estate owned, that were non-performing for continuing and discontinued operations combined as of the dates indicated (excludes 60-89 days delinquent):

		Total		Total
	September 30,	Collateral	December 31,	Collateral
	2012	%	2011	%
90 or more days delinquent, foreclosures and delinquent bankruptcies	$1,849,450	20.6%	$1,923,322	19.4%
Real estate owned	26,502	0.3%	56,467	0.6%
Total non-performing assets	$1,875,952	20.9%	$1,979,789	20.0%

Non-performing assets consist of non-performing loans (mortgages that are 90 or more days delinquent, including loans in foreclosure and delinquent bankruptcies) plus REO. It is the Company’s policy to place a mortgage on non-accrual status when it becomes 90 days delinquent and to reverse from revenue any accrued interest, except for interest income on securitized mortgage collateral when the scheduled payment is received from the servicer. The servicers are required to advance principal and interest on loans within the securitization trusts to the extent the advances are considered recoverable. IFC, a subsidiary of IMH and master servicer, may be required to advance funds, or in most cases cause the loan servicers to advance funds, to cover principal and interest payments not received from borrowers depending on the status of their mortgages.  As of September 30, 2012, non-performing assets (unpaid principal balance of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) as a percentage of the total collateral was 20.9%.  At December 31, 2011, non-performing assets to total collateral was 20.0%.  Although non-performing assets decreased by approximately $103.8 million at September 30, 2012 as compared to December 31, 2011, the increase in non-performing assets as a percentage of total collateral is the result of a greater decline in the overall collateral balance.   At September 30, 2012, the estimated fair value of non-performing assets (representing the fair value of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) was $589.7 million or 9.9% of total assets.  At December 31, 2011, the estimated fair value of non-performing assets was $528.0 million or 9.4% of total assets.

REO, which consists of residential real estate acquired in satisfaction of loans, is carried at the lower of cost or net realizable value less estimated selling costs. Adjustments to the loan carrying value required at the time of foreclosure are included in the change in the fair value of net trust assets. Changes in the Company’s estimates of net realizable value subsequent to the time of foreclosure and through the time of ultimate disposition are recorded as gains or losses from real estate owned in the consolidated statements of operations. REO, for continuing and discontinued operations, at September 30, 2012 decreased $30.0 million or 53% from December 31, 2011, as a result of liquidations and a decrease in foreclosures associated with foreclosure delays.

The Company realized losses on the sale of REO in the amount $5 thousand and gains of $31 thousand for the three and nine months ended September 30, 2012, respectively, compared to losses of $13 thousand and $23 thousand for the comparable 2011 periods.  Additionally, for the three and nine months ended September 30, 2012, the Company recorded a recovery of and write-down of the net realizable value of the REO in the amount of $3.5 million (income) and $9.8 million (loss), respectively, compared to write-downs of $7.0 million and $12.0 million for the comparable 2011 periods.  The recovery of the net realizable value represents the improvement on state specific severities whereas the write-downs of the net realizable value reflect declines in value of the REO subsequent to foreclosure date.

The following table presents the balances of REO for continuing operations:

	September 30,	December 31,
	2012	2011
REO	$34,561	$75,418
Impairment (1)	(8,059)	(18,951)
Ending balance (2)	$26,502	$56,467

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

Results of Operations

For the Three and Nine Months Ended September 30, 2012 compared to the Three and Nine Months Ended September 30, 2011

	For the Three Months Ended September 30,
			Increase	%
	2012	2011	(Decrease)	Change
Interest income	$115,091	$172,779	$(57,688)	(33)%
Interest expense	114,794	172,497	(57,703)	(33)
Net interest income	297	282	15	5
Total non-interest income	28,267	24,215	4,052	17
Total non-interest expense	(21,602)	(19,104)	(2,498)	(13)
Income tax expense	(8)	(957)	949	99
Net earnings from continuing operations	6,954	4,436	2,518	57
Loss from discontinued operations, net	(9,021)	(1,490)	(7,531)	505
Net (loss) earnings	(2,067)	2,946	(5,013)	(170)
Net (earnings) loss attributable to noncontrolling interest (1)	(212)	156	(368)	(236)
Net (loss) earnings attributable to IMH	$(2,279)	$3,102	$(5,381)	(173)

(Loss) earnings per share available to common stockholders - basic	$(0.29)	$0.40	$(0.69)	(173)%
(Loss) earnings per share available to common stockholders - diluted	$(0.29)	$0.37	$(0.66)	(178)%

(1)         For the three months ended September 30, 2012, net earnings attributable to noncontrolling interest represents the portion of the earnings of AmeriHome Mortgage Corporation (a subsidiary of IRES) that the Company does not wholly-own. For the three months ended September 30, 2011, net loss attributable to noncontrolling interest represents the portion of the losses of Experience 1, Inc. and AmeriHome Mortgage Corporation (both subsidiaries of IRES) that the Company does not wholly-own.

	For the Nine Months Ended September 30,
			Increase	%
	2012	2011	(Decrease)	Change
Interest income	$384,792	$592,962	$(208,170)	(35)%
Interest expense	382,918	590,117	(207,199)	(35)
Net interest income	1,874	2,845	(971)	(34)
Total non-interest income	62,556	53,538	9,018	17
Total non-interest expense	(53,158)	(51,748)	(1,410)	(3)
Income tax expense	(44)	(978)	934	96
Net earnings from continuing operations	11,228	3,657	7,571	(207)
Loss from discontinued operations, net	(13,402)	(1,832)	(11,570)	(632)
Net (loss) earnings	(2,174)	1,825	(3,999)	219
Net (earnings) loss attributable to noncontrolling interest (1)	(683)	651	(1,334)	(205)
Net (loss) earnings attributable to IMH	$(2,857)	$2,476	$(5,333)	215%

(Loss) earnings per share available to common stockholders - basic	$(0.36)	$0.32	$(0.68)	215%
(Loss) earnings per share available to common stockholders - diluted	$(0.36)	$0.30	$(0.66)	223%

(1)         For the nine months ended September 30, 2012, net earnings attributable to noncontrolling interest represents the portion of the earnings of AmeriHome Mortgage Corporation (a subsidiary of IRES) that the Company does not wholly-own. For the nine months ended September 30, 2011, net loss attributable to noncontrolling interest represents the portion of the losses of Experience 1, Inc. and AmeriHome Mortgage Corporation (both subsidiaries of IRES) that the Company does not wholly-own.

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

	For the Three Months Ended September 30,
	2012			2011
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Securitized mortgage collateral	5,584,297	114,285	8.19%	5,541,774	172,364	12.44%
Loans held-for-sale	91,805	789	3.44%	38,243	376	3.93%
Other	763	17	8.91%	490	39	31.84%
Total interest-earning assets	$5,676,865	$115,091	8.11%	$5,580,507	$172,779	12.38%

LIABILITIES
Securitized mortgage borrowings	$5,575,755	$112,564	8.08%	$5,548,936	$170,395	12.28%
Long-term debt	12,113	915	30.22%	11,740	1,044	35.57%
Note payable	5,686	387	27.22%	7,448	614	32.98%
Warehouse borrowings	88,512	928	4.19%	35,137	444	5.05%
Total interest-bearing liabilities	$5,682,066	$114,794	8.08%	$5,603,261	$172,497	12.31%

Net Interest Spread (1)		$297	0.03%		$282	0.07%
Net Interest Margin (2)			0.02%			0.02%

(1)       Net interest spread is calculated by subtracting the weighted average yield on interest-bearing liabilities from the weighted average yield on interest-earning assets.

(2)         Net interest margin is calculated by dividing net interest spread by total average interest-earning assets.

Net interest income spread increased $15 thousand for the three months ended September 30, 2012 primarily attributable to decreases in interest expense on the note payable and long-term debt for the three months ended September 30, 2012, partially offset by a decrease in net interest spread on the long-term portfolio due to increases in pricing and the corresponding reduction in investor yield requirements between periods on securitized mortgage collateral and securitized mortgage borrowings as well as a decrease in the balance of the long-term portfolio.  Additionally, the negative interest carry between the warehouse borrowings and loans held-for-sale is causing further reductions on the net interest spread.  Net interest margin remained flat at 0.02% for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

During the three months ended September 30, 2012, the yield on interest-earning assets decreased to 8.11% from 12.38% in the comparable 2011 period. The yield on interest-bearing liabilities decreased to 8.08% for the three months ended September 30, 2012 from 12.31% for the comparable 2011 period.  In connection with the fair value accounting for investment securities available-for-sale and securitized mortgage collateral and borrowings, interest income and interest expense is recognized using effective yields based on estimated fair values for these instruments. The decrease in yield for securitized mortgage collateral and securitized mortgage borrowings is primarily related to increased prices on mortgage-backed bonds which resulted in a decrease in yield. Bond prices received from pricing services and other market participants have increased over the past few quarters as investor’s demand for mortgage-backed securities has increased. This has resulted in an increase in fair value for both securitized mortgage collateral and securitized mortgage borrowings. These increases in fair value have decreased the effective yields used for purposes of recognizing interest income and interest expense on these instruments.

	For the Nine Months Ended September 30,
	2012			2011
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Securitized mortgage collateral	5,547,740	382,802	9.20%	5,787,247	591,774	13.63%
Loans held-for-sale	70,523	1,930	3.65%	30,227	1,079	4.76%
Other	955	60	8.38%	526	109	27.63%
Total interest-earning assets	$5,619,218	$384,792	9.13%	$5,818,000	$592,962	13.59%

LIABILITIES
Securitized mortgage borrowings	$5,546,481	$376,670	9.05%	$5,791,798	$584,319	13.45%
Long-term debt	11,987	2,796	31.10%	11,810	2,905	32.80%
Note payable	5,940	1,309	29.38%	6,691	1,793	35.73%
Warehouse borrowings	68,324	2,143	4.18%	27,741	1,100	5.29%
Total interest-bearing liabilities	$5,632,732	$382,918	9.06%	$5,838,040	$590,117	13.48%

Net Interest Spread (1)		$1,874	0.07%		$2,845	0.11%
Net Interest Margin (2)			0.04%			0.07%

(1)       Net interest spread is calculated by subtracting the weighted average yield on interest-bearing liabilities from the weighted average yield on interest-earning assets.

(2)         Net interest margin is calculated by dividing net interest spread by total average interest-earning assets.

Net interest income spread decreased $971 thousand for the nine months ended September 30, 2012 primarily attributable to a decrease in net interest spread on the long-term portfolio due to increases in pricing and the corresponding reduction in investor yield requirements between periods on securitized mortgage collateral and securitized mortgage borrowings as well as a decrease in the balance of the long-term portfolio, partially offset by a decrease in interest expense on the note payable for the nine months ended September 30, 2012.  Additionally, the negative interest carry between the warehouse borrowings and loans held-for-sale is causing further reductions on the net interest spread.  As a result, net interest margin decreased from 0.07% for the nine months ended September 30, 2011 to 0.04% for the nine months ended September 30, 2012.

During the nine months ended September 30, 2012, the yield on interest-earning assets decreased to 9.13% from 13.59% in the comparable 2011 period. The yield on interest-bearing liabilities decreased to 9.06% for the nine months ended September 30, 2012 from 13.48% for the comparable 2011 period.  In connection with the fair value accounting for investment securities available-for-sale and securitized mortgage collateral and borrowings, interest income and interest expense is recognized using effective yields based on estimated fair values for these instruments. The decrease in yield for securitized mortgage collateral and securitized mortgage borrowings is primarily related to increased prices on mortgage-backed bonds which resulted in a decrease in yield. Bond prices received from pricing services and other market participants have increased over the past few quarters as investor’s demand for mortgage-backed securities has increased. This has resulted in an increase in fair value for both securitized mortgage collateral and securitized mortgage borrowings. These increases in fair value have decreased the effective yields used for purposes of recognizing interest income and interest expense on these instruments.

Non-Interest Income

Changes in Non-Interest Income

	For the Three Months Ended September 30,
			Increase	%
	2012	2011	(Decrease)	Change
Change in fair value of net trust assets, excluding REO	$(5,998)	$10,297	$(16,295)	(158)%
Gains (losses) from REO	3,548	(6,867)	10,415	152
Non-interest (loss) income - net trust assets	(2,450)	3,430	(5,880)	(171)
Mortgage lending gains and fees, net	24,324	4,574	19,750	432
Real estate services fees, net	5,776	13,272	(7,496)	(56)
Gain on sale of Experience 1, Inc.	—	1,780	(1,780)	(100)
Other	617	1,159	(542)	(47)
Total non-interest income	$28,267	$24,215	$4,052	17%

Non-interest (loss) income—net trust assets.  Since the Company’s consolidated and unconsolidated securitization trusts are nonrecourse to the Company, the Company’s economic risk is limited to the residual interests in these securitization trusts. To understand the economics on the residual interests in securitizations better, it is necessary to consider the net effect of changes in fair value of net trust assets and losses from REO. All estimated future losses are included in the estimate of the fair value of securitized mortgage collateral, REO and securitized mortgage borrowings. Losses on REO are reported separately in the consolidated statement of operations as REO is a nonfinancial asset which is the only component of trust assets and liabilities that is not recorded at fair value. Therefore, REO value at the time of sale or losses from further write-downs are recorded separately in the Company’s consolidated statement of operations. The net effect of changes in value related to the Company’s investment in all trust assets and liabilities is shown as non-interest income—net trust assets, which includes losses from REO. Non-interest income (loss) related to the net trust assets (residual interests in securitizations) was a loss of $2.5 million for the three months ended September 30, 2012, compared to a gain of $3.4 million in the comparable 2011 period. The individual components of the non-interest income from net trust assets are discussed below:

Change in fair value of net trust assets, excluding REO.  For the three months ended September 30, 2012, the Company recognized a $6.0 million loss from the change in fair value of net trust assets, excluding REO. The net loss recognized during the period was comprised of losses resulting from the increase in fair value of securitized mortgage borrowings and net derivative liabilities of $472.6 million and $853 thousand, respectively.  Partially offsetting these losses were gains resulting from increases in the fair value of securitized mortgage collateral and investment securities available-for-sale of $467.4 million and $15 thousand, respectively.

For the three months ended September 30, 2011, the Company recognized a $10.3 million gain from the change in fair value of net trust assets, excluding REO.  The net gain recognized during the period was comprised of gains resulting from the decrease in fair value of securitized mortgage borrowings and increase in fair value of investment securities available-for-sale of $106.8 million and $17 thousand, respectively. Partially offsetting these gains were losses resulting from decreases in the fair value of securitized mortgage collateral and an increase in fair value of net derivative liabilities of $92.5 million and $4.0 million, respectively.

Gains (losses) from REO.  Gains from REO were $3.5 million for the three months ended September 30, 2012. This gain was comprised of $3.5 million in recovery of net realizable value during the period and a $5 thousand loss on sale of REO. During the three months ended September 30, 2012, the recovery of net realizable value represents lower expected loss severities on properties held during the period which resulted in an increase to NRV.

Losses from REO were $6.9 million for the three months ended September 30, 2011.  This loss was comprised of $6.9 million in additional impairment write-downs during the period and a $1 thousand loss on sale of REO.  During the three months ended September 30, 2011, additional impairment write-downs were attributable to higher expected loss severities on properties held during the period as compared to amounts previously reserved.

Mortgage lending gains and fees, net.   For the three months ended September 30, 2012, mortgage lending gains and fees, net were $24.3 million compared to $4.6 million in the comparable 2011 period.  The $19.8 million increase in mortgage lending gains and fees, net was the result of $709.8 million and $661.6 million of loans originated and sold, respectively, during the three months ended September 30, 2012, as compared to $256.6 million and $250.3 million of loans originated and sold, respectively, for the comparable 2011 period.

Real estate services fees, net.  For the three months ended September 30, 2012, real estate services fees, net were $5.8 million compared to $13.3 million in the comparable 2011 period.  The $5.8 million in net fees were primarily comprised of $2.6 million in real estate services and recovery fees, $1.6 million in loss mitigation fees and $1.6 million in portfolio service fees for the three months ended September 30, 2012.  The $7.5 million decrease in real estate services fees, net was the result of a decrease of $4.9 million in title and escrow fees, $2.6 million in real estate services and recovery fees and $208 thousand in recovery and loss mitigation fees. The reduction in title and escrow fees is a result of the sale of our interest in Experience 1, Inc., the parent of the title insurance company, during the third quarter of 2011.  Offsetting these decreases was an increase in portfolio service fees of $210 thousand.

Gain on sale of Experience 1, Inc.  During the three months ended September 30, 2011, the $1.8 million gain is the result of the sale of the title insurance company.  In September 2011, the Company sold 7,000 of its 8,000 shares of common stock of its majority-owned subsidiary Experience 1, Inc., for $3.36 million, recording a gain of $1.78 million and subsequently sold the remaining 1,000 shares in October 2011 for $360 thousand recording a gain of $160 thousand in the fourth quarter of 2011.

	For the Nine Months Ended September 30,
			Increase	%
	2012	2011	(Decrease)	Change
Change in fair value of net trust assets, excluding REO	$5,562	$17,596	$(12,034)	(68)%
Gains (losses) from REO	(9,761)	(11,855)	2,094	18
Non-interest (loss) income - net trust assets	(4,199)	5,741	(9,940)	(173)
Mortgage lending gains and fees, net	48,587	7,670	40,917	533
Real estate services fees, net	16,815	36,820	(20,005)	(54)
Gain on sale of Experience 1, Inc.	—	1,780	(1,780)	(100)
Other	1,353	1,527	(174)	(11)
Total non-interest income	$62,556	$53,538	$9,018	17%

Non-interest (loss) income—net trust assets.  Since the Company’s consolidated and unconsolidated securitization trusts are nonrecourse to the Company, the Company’s economic risk is limited to the residual interests in these securitization trusts. To understand the economics on the residual interests in securitizations better, it is necessary to consider the net effect of changes in fair value of net trust assets and losses from REO. All estimated future losses are included in the estimate of the fair value of securitized mortgage collateral, REO and securitized mortgage borrowings. Losses on REO are reported separately in the consolidated statement of operations as REO is a nonfinancial asset which is the only component of trust assets and liabilities that is not recorded at fair value. Therefore, REO value at the time of sale or losses from further write-downs are recorded separately in the Company’s consolidated statement of operations. The net effect of changes in value related to the investment in all trust assets and liabilities is shown as non-interest income—net trust assets, which includes losses from REO. Non-interest income (loss) related to our net trust assets (residual interests in securitizations) was a gain of $5.6 million for the nine months ended September 30, 2012, compared to a gain of $17.6 million in the comparable 2011 period. The individual components of the non-interest income from net trust assets are discussed below:

Change in fair value of net trust assets, excluding REO.  For the nine months ended September 30, 2012, the Company recognized a $5.6 million gain from the change in fair value of net trust assets, excluding REO. The net gain recognized during the period was comprised of gains resulting from the increase in fair value of securitized mortgage collateral of $698.7 million.  Partially offsetting these gains were losses resulting from increases in the fair value of securitized mortgage borrowings and net derivative liabilities, and a decrease in fair value of investment securities available-for-sale of $690.0 million, $2.7 million and $439 thousand, respectively.

For the nine months ended September 30, 2011, the Company recognized a $17.6 million gain from the change in fair value of net trust assets, excluding REO.  The net gain recognized during the period was comprised of gains resulting from the decrease in fair value of securitized mortgage borrowings of $265.8 million. Partially offsetting these gains were losses resulting from decreases in the fair value of securitized mortgage collateral and investment securities available-for-sale and an increase in fair value of net derivative liabilities of $239.7 million, $128 thousand and $8.3 million, respectively.

Losses from REO.  Losses from REO were $9.8 million for the nine months ended September 30, 2012. This loss was comprised of $9.8 million in additional impairment write-downs during the period and a $31 thousand gain on sale of REO. The $3.5 million recovery during the third quarter reduced the overall additional impairment write-downs to $9.8 million for the nine months ended September 30, 2012.  The additional impairment write-downs were attributable to higher expected loss severities on properties held during the period which resulted in a decrease to NRV.

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

Mortgage lending gains and fees, net.   For the nine months ended September 30, 2012, mortgage lending gains and fees, net were $48.6 million compared to $7.7 million in the comparable 2011 period.  The $40.9 million increase in mortgage lending gains and fees, net was the result of $1.6 billion and $1.5 billion of loans originated and sold, respectively, during the nine months ended September 30, 2012, as compared to $538.1 million and $485.5 million of loans originated and sold, respectively, during the same period in 2011.

Real estate services fees, net.  For the nine months ended September 30, 2012, real estate services fees, net were $16.8 million compared to $36.8 million in the comparable 2011 period.  The $16.8 million was primarily comprised of $7.7 million in real estate services and recovery fees, $4.6 million in loss mitigation fees and $4.5 million in portfolio service fees for the nine months ended September 30, 2012.  The $20.0 million decrease in real estate services fees, net was the result of a decrease of $13.9 million in title and escrow fees, $6.0 million in real estate services and $428 thousand in recovery fees and loss mitigation fees.  The reduction in title and escrow fees is a result of the sale of our interest in Experience 1, Inc., the parent of the title insurance company, during the third quarter of 2011.  Partially offsetting these decreases were increases in portfolio service fees of approximately $357 thousand.

Gain on sale of Experience 1, Inc.  During the nine months ended September 30, 2011, the $1.8 million gain is the result of the sale of the title insurance company.  In September 2011, the Company sold 7,000 of its 8,000 shares of common stock of its majority-owned subsidiary Experience 1, Inc., for $3.36 million, recording a gain of $1.78 million and subsequently sold the remaining 1,000 shares in October 2011 for $360 thousand recording a gain of $160 thousand in the fourth quarter of 2011.

Non-Interest Expense

Changes in Non-Interest Expense

	For the Three Months Ended September 30,
			Increase	%
	2012	2011	(Decrease)	Change
Personnel expense	$16,664	$13,599	$3,065	23%
General, administrative and other	4,938	5,505	(567)	(10)
Total non-interest expense	$21,602	$19,104	$2,498	13%

Total non-interest expense was $21.6 million for the three months ended September 30, 2012, compared to $19.1 million for the comparable period of 2011.  The $2.5 million increase in non-interest expense was primarily attributable an increase in personnel and related costs associated with the growth of the Company’s mortgage lending platform, partially offset by an decrease in general and administrative costs.

	For the Nine Months Ended September 30,
			Increase	%
	2012	2011	(Decrease)	Change
Personnel expense	$39,469	$36,659	$2,810	8%
General, administrative and other	13,689	15,089	(1,400)	(9)
Total non-interest expense	$53,158	$51,748	$1,410	3%

Total non-interest expense was $53.2 million for the nine months ended September 30, 2012, compared to $51.7 million for the comparable period of 2011.  The $1.4 million increase in non-interest expense was primarily attributable to an increase in personnel and related costs associated with the growth of the Company’s mortgage lending platform, partially offset by an decrease in general and administrative costs.

Income Taxes

The Company recorded income tax expense of $8 thousand and $44 thousand for the three and nine months ended September 30, 2012, respectively.  The Company recorded income tax expense of $957 thousand and $978 thousand for the three and nine months ended September 30, 2011, respectively.  The income tax expense for 2012 is the result of state income taxes primarily from states where the Company does not have net operating loss carryforwards. The income tax expense for 2011 is the result of deferred charge impairment write-downs based on changes in estimated fair value of securitized mortgage collateral as well as state income taxes primarily from states where the Company does not have net operating loss carryforwards.  Alternative minimum taxes (AMT) have been treated as a prepayment of tax.

As of December 31, 2011, the Company had estimated federal and California net operating loss carryforwards of approximately $504.9 million and $426.1 million, respectively, of which approximately $279.6 million (federal) relate to discontinued operations. During the years ended December 31, 2011 and 2010, estimated net operating loss carryforwards were reduced as a result of the Company generating taxable income from cancellation of debt in the amount of approximately $39.2 million and $426.2 million, respectively, of securitized mortgage borrowings. Federal and state net operating loss carryforwards begin to expire in 2020 and 2017, respectively.

The Company files numerous tax returns in various jurisdictions. While the Company is subject to examination by various taxing authorities, the Company believes there are no unresolved issues or claims likely to be material to its financial position. A subsidiary of the Company has been examined by the IRS for tax years 2006 and 2008. The subsidiary filed a consent to extend the statute of limitations for year 2008 until December 31, 2013.  As of September 30, 2012, the Company has no material uncertain tax positions.

Results of Operations by Business Segment

Long-term Portfolio

Condensed Statements of Operations Data

	For the Three Months Ended September 30,
			Increase	%
	2012	2011	(Decrease)	Change
Net interest income	$455	$350	$105	30%

Change in fair value of net trust assets, excluding REO	(5,998)	10,297	(16,295)	(158)
Gains (losses) from real estate owned	3,548	(6,867)	10,415	152
Non-interest (loss) income- net trust assets	(2,450)	3,430	(5,880)	(171)
Other non-interest income	704	1,353	(649)	(48)
Total non-interest income	(1,746)	4,783	(6,529)	(137)

Personnel expense	(1,063)	(1,459)	396	27
Non-interest expense and income taxes	(2,433)	(3,511)	1,078	31
Net (loss) earnings	$(4,787)	$163	$(4,950)	(3037)%

Net interest income increased $105 thousand for the three months ended September 30, 2012 primarily attributable to a decrease in interest expense on long-term debt and note payable.  Partially offsetting the decrease in interest expense was a decrease in net interest spread on the long-term mortgage portfolio due to increases in pricing and the corresponding reduction in investor yield requirements between periods on securitized mortgage collateral and securitized mortgage borrowings as well as a decrease in the balance of the long-term portfolio.

For the three months ended September 30, 2012, the Company recognized a $6.0 million loss from the change in fair value of net trust assets, excluding REO. The net loss recognized during the period was comprised of losses resulting from the increase in fair value of securitized mortgage borrowings and net derivative liabilities of $472.6 million and $853 thousand, respectively. Partially offsetting these losses were gains resulting from increases in the fair value of securitized mortgage collateral and investment securities available-for-sale of $467.4 million and $15 thousand, respectively.  Gains from REO were $3.5 million for the three months ended September 30, 2012. This gain was comprised of $3.5 million in recovery of net realizable value during the period and a $5 thousand loss on sale of REO. During the three months ended September 30, 2012, the recovery of net realizable value represents lower expected loss severities on properties held during the period which resulted in an increase to NRV.

	For the Nine Months Ended September 30,
			Increase	%
	2012	2011	(Decrease)	Change
Net interest income	$2,108	$2,863	$(755)	(26)%

Change in fair value of net trust assets, excluding REO	5,562	17,596	(12,034)	(68)
Losses from real estate owned	(9,761)	(11,855)	2,094	18
Non-interest (loss) income- net trust assets	(4,199)	5,741	(9,940)	(173)
Other non-interest income	1,668	1,922	(254)	(13)
Total non-interest income	(2,531)	7,663	(10,194)	(133)

Personnel expense	(3,690)	(4,594)	904	20
Non-interest expense and income taxes	(7,501)	(8,569)	1,068	12
Net loss	$(11,614)	$(2,637)	$(8,977)	(340)%

Net interest income decreased $755 thousand for the nine months ended September 30, 2012 primarily attributable to a decrease in net interest spread on the long-term portfolio due to increases in pricing and the corresponding reduction in investor yield requirements between periods on securitized mortgage collateral and securitized mortgage borrowings as well as a decrease in the balance of the long-term portfolio.  Partially offsetting these reductions was a decrease in interest expense on the note payable for the nine months ended September 30, 2012.

For the nine months ended September 30, 2012, the Company recognized a $5.6 million gain from the change in fair value of net trust assets, excluding REO. The net gain recognized during the period was comprised of gains resulting from the increase in fair value of securitized mortgage collateral of $698.7 million.  Partially offsetting these gains were losses resulting from increases in the fair value of securitized mortgage borrowings and net derivative liabilities, and a decrease in fair value of investment securities available-for-sale of $690.0 million, $2.7 million and $439 thousand, respectively.  Losses from REO were $9.8 million for the nine months ended September 30, 2012. This loss was comprised of $9.8 million in additional impairment write-downs during the period and a $31thousand gain on sale of REO. The $3.5 million recovery during the third quarter reduced the overall additional impairment write-downs to $9.8 million for the nine months ended September 30, 2012.  The additional impairment write-downs were attributable to higher expected loss severities on properties held during the period which resulted in a decrease to NRV.

Mortgage Lending

Condensed Statements of Operations Data

	For the Three Months Ended September 30,
			Increase	%
	2012	2011	(Decrease)	Change
Net interest expense	$(164)	$(72)	$(92)	(128)%

Mortgage lending gains and fees, net	24,324	4,574	19,750	432
Other non-interest income	(87)	(194)	107	55
Total non-interest income	24,237	4,380	19,857	453

Personnel expense	(13,700)	(6,122)	(7,578)	(124)
Non-interest expense and income taxes	(2,217)	(1,211)	(1,006)	(83)
Net earnings (loss)	$8,156	$(3,025)	$11,181	370%

For the three months ended September 30, 2012, mortgage lending gains and fees, net were $24.3 million compared to $4.6 million for the comparable 2011 period.  The $19.8 million increase in mortgage lending gains and fees, net was the result of $709.8 million and $661.6 million of loans originated and sold, respectively, during the three months ended September 30, 2012, as compared to $256.6 million and $250.3 million of loans originated and sold, respectively, for the comparable 2011 period.

For the three months ended September 30, 2012, gain on sale of loans was $25.6 million as compared to $4.8 million in the third quarter of 2011.  Provision for repurchases increased to $596 thousand for the three months ended September 30, 2012 as compared to $128 thousand for the same period in 2011.

The increase in personnel and non-interest expense and income taxes was primarily attributable to personnel and related costs associated with the growth of the Company’s mortgage lending platform.

	For the Nine Months Ended September 30,
			Increase	%
	2012	2011	(Decrease)	Change
Net interest expense	$(256)	$(30)	$(226)	(753)%

Mortgage lending gains and fees, net	48,587	7,670	40,917	533
Other non-interest income	(315)	(395)	80	20
Total non-interest income	48,272	7,275	40,997	564

Personnel expense	(30,436)	(13,648)	(16,788)	(123)
Non-interest expense and income taxes	(5,300)	(2,865)	(2,435)	(85)
Net earnings (loss)	$12,280	$(9,268)	$21,548	232%

For the nine months ended September 30, 2012, mortgage lending gains and fees, net were $48.6 million compared to $7.7 million in the comparable 2011 period.  The $40.9 million increase in mortgage lending gains and fees, net was the result of $1.6 billion and $1.5 billion of loans originated and sold, respectively, during the nine months ended September 30, 2012, as compared to $538.1 million and $485.5 million of loans originated and sold, respectively, during the same period in 2011.

The $40.9 million increase in mortgage lending during the nine months ended September 30, 2012 was primarily the result of an increase in net gain on sale of loans slightly offset by an increase in provision for repurchases as compared to the same period in 2011.  For the nine months ended September 30, 2012, net gain on sale of loans was $50.0 million as compared to $7.7 million in the first nine months of 2011.  Provision for repurchases increased to $1.2 million for the nine months ended September 30, 2012 as compared to $350 thousand for the same period in 2011.

The increase in personnel and non-interest expense and income taxes was primarily attributable to personnel and related costs associated with the growth of the Company’s mortgage lending platform.

Real Estate Services

Condensed Statements of Operations Data

	For the Three Months Ended September 30,
			Increase	%
	2012	2011	(Decrease)	Change
Net interest income	$6	$4	$2	50%

Real estate services fees, net	5,776	13,272	(7,496)	(56)
Gain on sale of Experience 1, Inc.	—	1,780	(1,780)	N/A
Total non-interest income	5,776	15,052	(9,276)	(62)

Personnel expense	(1,902)	(6,017)	4,115	68
Non-interest expense and income taxes	(295)	(1,741)	1,446	83
Net earnings	$3,585	$7,298	$(3,713)	(51)%

For the three months ended September 30, 2012, real estate services fees, net were $5.8 million compared to $13.3 million in the comparable 2011 period.  The $7.5 million decrease in real estate services fees, net was the result of a decrease of $4.9 million in title and escrow fees, $2.6 million in real estate services and recovery fees and $208 thousand in recovery and loss mitigation fees. The reduction in title and escrow fees is a result of the sale of our interest in Experience 1, Inc., the parent of the title insurance company, during the third quarter of 2011.  Partially offsetting these decreases was an increase in portfolio service fees of $210 thousand.

During the three months ended September 30, 2011, the $1.8 million gain is the result of the sale of the title insurance company.  In September 2011, the Company sold 7,000 of its 8,000 shares of common stock of its majority-owned subsidiary Experience 1, Inc., for $3.36 million, recording a gain of $1.78 million and subsequently sold the remaining 1,000 shares in October 2011 for $360 thousand recording a gain of $160 thousand in the fourth quarter of 2011.

The decrease in personnel and non-interest expense and income taxes was primarily attributable to both a decrease in personnel and related costs associated with the sale of Experience 1, Inc. in the third quarter of 2011.

	For the Nine Months Ended September 30,
			Increase	%
	2012	2011	(Decrease)	Change
Net interest income	$22	$12	$10	83%

Real estate services fees, net	16,815	36,820	(20,005)	(54)
Gain on sale of Experience 1, Inc.	—	1,780	(1,780)	N/A
Total non-interest income	16,815	38,600	(21,785)	(56)

Personnel expense	(5,344)	(18,417)	13,073	71
Non-interest expense and income taxes	(931)	(4,633)	3,702	80
Net earnings	$10,562	$15,562	$(5,000)	(32)%

For the nine months ended September 30, 2012, real estate services fees, net were $16.8 million compared to $36.8 million in the comparable 2011 period.  The $20.0 million decrease in real estate services fees, net was the result of a decrease of $13.9 million in title and escrow fees, $6.0 million in real estate services and $428 thousand in recovery fees and loss mitigation fees.  The reduction in title and escrow fees is a result of the sale of our interest in Experience 1, Inc., the parent of the title insurance company, during the third quarter of 2011.  Partially offsetting these decreases were increases in portfolio service fees of approximately $357 thousand.

During the nine months ended September 30, 2011, the $1.8 million gain is the result of the sale of the title insurance company.  In September 2011, the Company sold 7,000 of its 8,000 shares of common stock of its majority-owned subsidiary Experience 1, Inc., for $3.36 million, recording a gain of $1.78 million and subsequently sold the remaining 1,000 shares in October 2011 for $360 thousand recording a gain of $160 thousand in the fourth quarter of 2011.

The decrease in personnel and non-interest expense and income taxes was primarily attributable to both a decrease in personnel and related costs associated with the sale of Experience 1, Inc. in the third quarter of 2011.

Discontinued Operations

Condensed Statements of Operations Data

	For the Three Months Ended September 30,
			Increase	%
	2012	2011	(Decrease)	Change
Net interest income	$7	$—	$7	N/A %

Provision for repurchases	(1,769)	(1,140)	(629)	(55)%
Other non-interest income	2	151	(149)	(99)
Total non-interest income	(1,767)	(989)	(778)	(79)

Legal settlement	(6,100)	—	(6,100)	N/A
Non-interest expense and income taxes	(1,161)	(501)	(660)	(132)
Net loss	$(9,021)	$(1,490)	$(7,531)	505%

Provision for repurchases increased $629 thousand to a provision of $1.8 million for the three months ended September 30, 2012, compared to a provision of $1.1 million for the same period in 2011.  The $629 thousand increase is the result of increases in estimated repurchase losses during the three months ended September 30, 2012 related to additional repurchase claims received from Fannie Mae.  Additionally, during the three months ended September 30, 2012, the Company paid approximately $800 thousand to settle previous repurchase claims related to our previously discontinued operations.

The Company recorded a litigation settlement expense of $6.1 million within discontinued operations, as a result of its intent to settle two of its remaining legacy lawsuits.

Non-interest expense and income taxes increased $660 thousand between periods primarily due to an increase in legal and professional expenses.

	For the Nine Months Ended September 30,
			Increase	%
	2012	2011	(Decrease)	Change
Net interest income	$7	$—	$7	N/A

Provision for repurchases	(4,569)	(2,133)	(2,436)	(114)%
Other non-interest income	(78)	1,359	(1,437)	(106)
Total non-interest income	(4,647)	(774)	(3,873)	(500)

Legal settlement	(6,100)	—	(6,100)	N/A
Non-interest expense and income taxes	(2,662)	(1,058)	(1,604)	(152)
Net loss	$(13,402)	$(1,832)	$(11,570)	(632)%

Provision for repurchases increased $2.4 million to a provision of $4.6 million for the nine months ended September 30, 2012, compared to a provision of $2.1 million for the same period in 2011.  The $2.4 million increase is the result of increases in estimated repurchase losses during the nine months ended September 30, 2012 related to additional repurchase claims received from Fannie Mae.  Additionally, during the nine months ended September 30, 2012, the Company paid approximately $1.8 million to settle previous repurchase claims related to our previously discontinued operations.

The Company recorded a litigation settlement expense of $6.1 million within discontinued operations, as a result of its intent to settle two of its remaining legacy lawsuits.

Non-interest expense and income taxes increased $1.6 million between periods primarily due to an increase in legal and professional expenses.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

On October 16, 2012, a matter was filed in the Superior Court of the State of California, Orange County entitled Deutsche Bank National Trust Company, in its individual capacity, and as Indenture Trustee of Impac Secured Assets CMB Trust Series 1998-1, Impac CMB Trust Series 1999-2, 2000-2, 2001-4, 2002-1, and 2003-5, and Impac Real Estate Asset Trust Series 2006-SD1 v. Impac Mortgage Holdings, Inc. and Impac Funding Corporation.  The action alleges the defendants owe the plaintiff indemnification for settlements that the plaintiff allegedly entered into in connection with the Gilmor, et al. v. Preferred Credit Corp., et al. matter, which is described under Item 3, Part 1 in the Company’s Form 10-K for the year ended December 31, 2011.  The plaintiff seeks declaratory and injunctive relief and unspecified damages.

On April 30, 2012 a matter was filed in the Superior Court of the State of California, Orange County entitled Rene Marentes and Martha Marentes v. Impac Mortgage Holdings, Inc.  The complaint is a putative class action matter contending that certain loan modification activities of the company constitute an unfair business practice, that they constitute false advertising and marketing and that the fees charged are improper.  The complaint seeks unspecified damages, restitution, injunctive relief, attorney’s fees and pre-judgment interest.  On August 1, 2012, the court entered an order granting, without prejudice, the motion of Impac Mortgage Holdings, Inc. for judgment on the pleadings.  On August 22, 2012, the plaintiff filed an amended complaint adding Impac Funding Corporation as a defendant.  On October 2, 2012, the plaintiff filed a request to dismiss Impac Mortgage Holdings, Inc., without prejudice.

On January 30, 2012, a Summons with Notice was filed in the Supreme Court of the State of New York as case No. 650293/2012 entitled Deutsche Zentral-Genossenschaftsbank AG New York Branch, dba DZ Bank AG, New York Branch v. JPMorgan Chase & Co., et al. Named as a defendant in that action is Impac Secured Assets Corp.  On August 3, 2012, a Consolidated Complaint was filed in which the above matter was consolidated with two other cases filed by the same plaintiff and DG Holding Trust.  The Company first received a copy of the complaint during the third quarter of 2012.  The Consolidated Complaint alleges misrepresentations in connection with the marketing and sale of mortgage backed securities issued by ISAC that the plaintiff purchased.  The complaint seeks rescission, damages, prejudgment interest, punitive damages, and attorney’s fees in an amount to be proven at trial.

As previously reported in the Company’s Form 10-K for the year ended December 31, 2011, on December 7, 2011 an action was filed in the Circuit Court for Baltimore City entitled Curtis J. Timm, on behalf of himself and all persons similarly situated v. Impac Mortgage Holdings, Inc., et al as Case No. 24-c-11-008391. The complaint alleges on behalf of Preferred B and C shareholders who did not tender their stock previously that Impac failed to achieve the required consent of the Preferred stock classes, the consents to amend the Preferred stock was not effective because it was given on unissued stock (after redemption), it tied the tender offer with a consent requirement which constitutes an improper “vote buying” scheme, and that the tender offer was a breach of a fiduciary duty. The action seeks two quarterly payments of dividends for the Preferred holders, a declaratory judgment to unwind the consents and reinstate the cumulative dividend on the Preferred stock and to set a date for the election of two directors by the Preferred holders. The action also seeks punitive damages and legal expenses.  A motion to dismiss was filed by the defendants and that motion is still pending.

As previously reported in the Company’s Form 10-K for the year ended December 31, 2011, on May 26, 2011, a matter was filed in the United States District Court, Central District of California as Case No. CV11-4514 DSF entitled Citigroup Global Markets, Inc. (Citigroup) v. Impac Secured Assets Corp., Impac Funding Corporation and Impac Mortgage Holdings, Inc. The action alleges a violation of Section 18 and Section 20 of the Securities and Act of 1933 and negligent misrepresentation, all involved in the issuance and sale of bonds from a securitization trust. The plaintiff alleges they relied on certain documents filed with the Securities and Exchange Commission that were subsequently the subject of an amended filing. The matter seeks unspecified damages, interest, legal fees and litigation expenses.  In September 2012, the parties tentatively agreed to a settlement with Citigroup for $3.1 million which is currently being documented and is subject to court approval.  In the third quarter of 2012, the Company recorded a legal settlement charge of $3.1 million relating to the estimated loss from this matter.

As previously reported in the Company’s Form 10-K for the year ended December 31, 2011, Gilmor, et al. v. Preferred Credit Corp., et. al., Case No. 4:10-CV-00189 (Gilmor), currently pending in the United States District Court for the Western District of Missouri, is a putative class action against Preferred Credit and others charging violations of Missouri’s Second Mortgage Loan Act. In a Sixth Amended Complaint (Complaint), plaintiffs Michael P. and Shellie Gilmor and others brought suit against Preferred Credit, as the originator of various second mortgage loans in Missouri, and against the following Impac entities: Impac Funding Corporation; Impac Mortgage Holdings; Impac Secured Assets; Impac Secured Assets CMB Trust Series 1998-1 Collateralized Asset-Backed Notes, Series 1998-1; IMH Assets Corp; Impac CMB Trust Series 1999-1; Impac CMB Trust Series 1999-2; Impac CMB Trust Series 2000-1; Impac CMB Trust Series 2000-2; Impac CMB Trust Series 2001-4; Impac CMB Trust Series 2002-1; Impac CMB Trust Series 2003-5, (collectively, the “Impac Defendants”), among numerous others, as alleged holders of notes associated with second mortgage loans originated by Preferred Credit. Plaintiffs complain that at closing Preferred Credit charged them fees and costs in violation of Missouri’s Second Mortgage Loan Act. Additionally, plaintiffs obtained certification of a class of all persons similarly situated. The plaintiffs allege that the Impac Defendants were liable to plaintiffs and members of the putative class as alleged holders of notes associated with second mortgage loans originated by Preferred Credit. The plaintiffs were seeking on behalf of themselves and the members of the putative class, among other things, disgorgement or restitution of all improperly collected charges, the right to rescind all affected loan transactions, the right to offset any finance charges, closing costs, points or other loan fees paid against the principal amounts due on the loans if rescinded, actual and punitive damages, and attorneys’ fees. The plaintiffs filed a motion for class certification, which was granted.  On October 31, 2012, the Impac Defendants entered into a settlement agreement with the plaintiffs on a class-wide basis.  The settlement provides total payments to the plaintiffs of $3.0 million over time and is subject to court approval.  In the third quarter of 2012, the Company recorded a legal settlement charge of $3.0 million relating to the estimated loss from this matter.

Management believes it was and is in the best interest of the shareholders to settle these matters rather than be faced with the uncertainty of any court rulings, the exorbitant cost in terms of legal fees, the time involved and the distractions these matters would create in defending them.  Also, the terms of the intended settlements have been structured in a manner to minimize the impact to operational cash flows.

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

Please refer to IMH’s report on Form 10-K for the year ended December 31, 2011 and Forms 10-Q for the quarters ended June 30, 2012 and March, 31, 2012 for a description of litigation and claims.

ITEM 1A:  RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2011 and our quarterly report on Form 10-Q for the period ended March 31, 2012, include a detailed discussion of our risk factors.  The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

Hurricane Sandy

On October 29 and 30, 2012, the Northeast region of the United States experienced unprecedented damage due to Hurricane Sandy.  Although the extent of the damage and its effect on the Company cannot be determined at this time, the storm may impair the ability of some borrowers to repay their loans and also could adversely affect collateral values.  As a result, the Company may experience increased levels of non-performing loans and loan losses which may negatively affect earnings.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:  MINE SAFETY DISCLOSURES

None.

ITEM 5:  OTHER INFORMATION

On August 28, 2012, the warehouse facility under the Master Repurchase Agreement with EverBank was amended extending the expiration to November 26, 2013.

On August 20, 2012, the warehouse facility under the Master Repurchase Agreement with Alliance Bank was amended extending the expiration to July 1, 2013.

On September 21, 2012, the Company, through its subsidiaries, entered into a Master Repurchase Agreement with Credit suisse providing a $40 million warehouse facility.  The interest rate relating to this agreement is one-month LIBOR plus 3.50 % and expires September 2013. Under the terms of this warehouse facility, the Companies are required to maintain various financial and other covenants.

On October 26, 2012, Repurchase agreement 1 was amended to increase the maximum borrowing capacity increased from $40.0 million to $47.5 million.

The information set forth above is included herewith for the purpose of providing the disclosure required under “Item 1.01- Entry into a Material Definitive Agreement” and “Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant” of Form 8-K.

On July 24, 2012, the Company’s stockholders approved an amendment to the Company’s 2010 Omnibus Incentive Plan (“Plan”) increasing the number of shares available under the Plan by 250,000 shares.  The stockholder voting results and the approval of the amendment to the Plan increasing the available shares were previously reported in a Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2012.  Awards under the Plan may include incentive stock options, nonqualified stock options, stock appreciation rights, restricted shares of common stock, restricted stock units, performance share or unit awards, other stock-based awards and cash-based incentive awards.  The increase in shares available under the Plan is designed to enhance the flexibility in granting stock options and other awards to officers, employees, non-employee directors and other key persons and to ensure that the Company can continue to grant stock options and other awards to such persons at levels determined to be appropriate by the Company’s compensation committee.  A copy of the Plan is filed as an exhibit to this report and is incorporated herein by reference in its entirety.  The description of the Plan contained herein is qualified in its entirety by reference to the full text of the Plan. The information above is included for the purposes of providing the disclosure required under “Item 5.02(e) - Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of Form 8-K.

ITEM 6: EXHIBITS

(a)	Exhibits:
10.1	Third amendment dated August 28, 2012 to Master Repurchase Agreement with EverBank.
10.2	Amendment dated August 20, 2012 to Master Repurchase Agreement with Alliance Bank.
10.3

Master Repurchase Agreement and Side Letter each dated as of September 21, 2012 between Credit Suisse, and Excel Mortgage Servicing, and Integrated Real Estate Service Corp and Impac Mortgage Holdings, Inc as guarantors.

10.4

Impac Mortgage Holdings, Inc. Omnibus Incentive Plan (as amended) (incorporated by reference to Appendix A of the Company’s proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 30, 2012.

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
101*

The following materials from Impac Mortgage Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Cash Flows, and (4) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

November 13, 2012