Form 10-K
period 2012-12-31
IMPAC MORTGAGE HOLDINGS INC
filed 2013-03-12
CIK 1000298

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012 or

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

(949) 475-3600
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	NYSE MKT

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☒

As of June 30, 2012, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $15.6 million, based on the closing sales price of common stock on the NYSE MKT on that date. For purposes of the calculation only, all directors and executive officers of the registrant have been deemed affiliates. There were 8,661,165 shares of common stock outstanding as of March 06, 2013.

IMPAC MORTGAGE HOLDINGS, INC.
2012 FORM 10-K ANNUAL REPORT

PART I

ITEM 1. BUSINESS

           Impac Mortgage Holdings, Inc., sometimes referred to herein as the "Company," "we," "our" or "us," is a Maryland corporation incorporated in August 1995 and has the following subsidiaries: Integrated Real Estate Service Corporation, or IRES, IMH Assets Corp. and Impac Funding Corporation. IRES has the following subsidiaries, which conduct our mortgage lending and real estate services operations: Excel Mortgage Servicing, Inc., or Excel, and AmeriHome Mortgage Corporation, or AmeriHome.

Forward-Looking Statements

           This report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, some of which are based on various assumptions and events that are beyond our control, may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "likely," "should," "could," "seem to," "anticipate," "plan," "intend," "project," "assume," or similar terms or variations on those terms or the negative of those terms. The forward-looking statements are based on current management expectations. Actual results may differ materially as a result of several factors, including, but not limited to the following: our ability to manage effectively our mortgage lending operations and facilities and continue to expand the Company's growing mortgage lending infrastructure; ability to maintain approvals with the GSEs; change in the structure or winding down of the GSEs; unexpected interest rate fluctuations; volatility in the mortgage industry; decrease in purchase-money transactions; failure to successfully launch or continue to market new loan products; increased competition in the mortgage lending industry by larger or more efficient companies; issues and system risks related to our technology; inability to hire qualified retail loan officers or transact with qualified correspondents; more than expected increases in default rates or loss severities and mortgage related losses; ability to obtain additional financing and the terms of any financing that we do obtain; increase in loan repurchase requests and ability to adequately settle repurchase obligations; the outcome, including any settlements, of litigation or regulatory actions pending against us or other legal contingencies and our compliance with applicable local, state and federal laws and regulations and other general market and economic conditions.

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

Available Information

           Our Internet website address is www.impaccompanies.com. We make available our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements for our annual stockholders' meetings, as well as any amendments to those reports, free of charge through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC. You can learn more about us by reviewing our SEC filings on our website by clicking on "Investor Relations—Stockholder Relations" located on our home page and proceeding to "SEC Filings." We also make available on our website, under "Corporate Governance," charters for the audit, compensation, and governance and nominating committees of our board of directors, our Code of Business Conduct and Ethics, our Corporate Governance Guidelines and other company information, including amendments to such documents and waivers, if any, to our Code of Business Conduct and Ethics. These documents will also be furnished, free of charge, upon written request to Impac Mortgage Holdings, Inc., Attention: Stockholder Relations, 19500 Jamboree Road, Irvine, California 92612. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including our Company.

Our Company

           We are an established independent residential mortgage lender, with over 500 employees and are licensed in 36 states. We were founded in 1995 by members of our current management team, who have extensive experience and an established track record of operating our Company through multiple market cycles. We originate, sell and service residential mortgage loans through our wholly-owned subsidiary, IRES, and its subsidiaries. We are predominantly engaged in the origination of conventional mortgage loans eligible for sale to U.S. government-sponsored enterprises, or GSEs, including the Federal National Mortgage Association, or Fannie Mae, and the Federal Home Loan Mortgage Corporation, or Freddie Mac, and government mortgage loans eligible for government securities issued through the Government National Mortgage Association, or Ginnie Mae. We originate and acquire mortgage loans through our Retail, Wholesale and Correspondent origination channels. For the year ended December 31, 2012, we had $2.4 billion in origination volume, an increase of 173% over 2011.

           Our business activities are organized and presented in three operating segments: Mortgage Lending, Real Estate Services and Long-Term Mortgage Portfolio (also collectively referred to as our continuing operations). Additionally, we have a discontinued operations segment that primarily includes legacy repurchase liability exposure and expenses and liabilities associated with litigation matters that pertain to our discontinued, non-conforming mortgage operations. A description of each operating segment is presented below with further details and discussions of each segments' results of operations presented in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations."

           Mortgage Lending—Our mortgage lending operations are conducted by Excel primarily under the dba of Impac Mortgage. Excel is a nationwide licensed mortgage lender with approvals to originate and service Fannie Mae, Freddie Mac and Ginnie Mae loans. We primarily originate, sell and service residential mortgage loans eligible for sale to the GSEs or issuance of government securities through Ginnie Mae from our three channels-Retail, Wholesale and Correspondent. Our mortgage lending operation generates origination and processing fees, net of origination costs, at the time of origination as well as gains or unexpected losses when the loans are sold to third party investors, including the GSEs and through Ginnie Mae. We earn servicing fees, net of sub-servicer costs, from our mortgage servicing portfolio.

           Real Estate Services—Through Excel, we provide loss mitigation and real estate services primarily on our own long-term mortgage portfolio, including default surveillance, loan modification services, short sale services (where a lender agrees to take less than the balance owed from the borrower), real estate owned, or REO, surveillance and disposition services and monitoring, reconciling and reporting services for residential and multifamily mortgage portfolios.

           Long-Term Mortgage Portfolio—We manage the long-term mortgage portfolio, which consists of residual interests in the securitization trusts reflected as net trust assets and liabilities in our consolidated balance sheets, to mitigate losses and maximize cash flows from our residual interests. We receive cash flows from our residual interests in securitizations to the extent they are available after required distributions to bondholders and maintaining specified overcollateralization levels and other specified parameters (such as maximum delinquency and cumulative default) within the trusts.

           Discontinued Operations—Our discontinued operations segment primarily represents the mitigation of the remaining legacy repurchase liability exposure and expenses and liabilities associated with litigation matters that pertain to our discontinued, non-conforming mortgage operations.

           Today, we primarily operate as a conventional mortgage lender and are focused on expanding our conventional mortgage lending platform. To a lesser extent, we provide real estate services and manage our long-term mortgage portfolio. The real estate service segment was created in 2008 to provide solutions to the distressed mortgage and real estate markets. Pursuant to that, we initiated various mortgage and real estate fee-based business activities, including loan modifications, real estate disposition, monitoring and surveillance services, real estate brokerage, mortgage lending, and title and escrow services. We developed and enhanced our service offerings by providing services to investors, servicers and individual borrowers primarily by focusing on loss mitigation and performance of our own long-term mortgage portfolio. The long-term mortgage portfolio predominantly includes non-conforming mortgage loans originated between 2002 and 2007, and is slowly decreasing in size from principal pay-downs and default liquidations. Since we are no longer adding new mortgage loans to the long-term mortgage portfolio, we expect that the real estate services and long-term mortgage portfolio segments will become less impactful in the future.

Competitive Strategy

           The mortgage lending industry is highly competitive, and may become more competitive as a result of legislative, regulatory, economic, and technological changes, as well as consolidation or expansion. Our competitors include money center banks, regional and community banks, thrifts, credit unions, real estate brokerage firms, mortgage brokers and mortgage banking companies. Our strategy is to expand our mortgage lending platform and generate attractive, risk-adjusted returns for our stockholders over the long-term by:

  •
  maintaining our ability to sell mortgage loans directly to GSEs and issue government securities through Ginnie Mae;

  •
  diversifying and increasing origination volumes of mortgage loans across all of our channels-Retail, Wholesale and Correspondent;

  •
  increasing the proportion of purchase-money transactions as compared to re-financing transactions in our mix of loan volume to help create more stable origination volumes;

  •
  expanding our product offering to include more products that are less sensitive to changing interest rates and retain the mortgage servicing rights to those products;

  •
  increasing the brand awareness of our "Impac" brand through marketing and public relations campaigns;

  •
  increasing our mortgage servicing portfolio with additional high credit quality and low coupon conventional and government loans; and

  •
  increasing our operational efficiencies.

           We expect to continue originating conventional and government-insured loans as we believe that having the ability to sell loans directly to GSEs and issue Ginnie Mae securities makes us more competitive with regard to products, pricing, operational efficiencies and overall recruitment of high quality loan originators. We also believe that having a more balanced origination mix across our channels will diversify our origination sources, improve our margins, increase efficiency and better position us for future opportunities. In 2012, our mortgage lending channels that experienced the largest percentage of growth were our retail and correspondent channels. In the future we expect to continue our expansion and growth in originations through our retail and correspondent channels. We believe that this will primarily be achieved by opening new retail offices and hiring additional retail loan officers for our existing offices and call centers and increasing our active customer base in the correspondent channel. We believe our wholesale lending channel will continue to be a key component of our origination platform, however, our current focus to expand our retail and correspondent origination volumes will improve our balance of originations across all channels.

           With the economic conditions experienced in the last few years, the Federal Reserve has attempted to keep interest rates low to spur economic growth. The resulting historically low interest rate environment drove significant refinance volumes in 2011 and 2012. As interest rates rise, we expect the refinance volumes to moderate. However, as the industry-wide lending and servicing compliance issues associated with foreclosures are resolved, foreclosure activity could likely increase, creating more purchase-money transaction opportunities for lenders. We believe that improving the mix of purchase-money transactions compared to refinancing transactions, creates better opportunities to increase our origination market share in a decreasing refinance market. To better capture purchase-money business, we invested in and designed a web-based technology that both loan officers and real estate brokers can use to create leads and provide financing to borrowers. Through this technology, we have been able to increase the number of relationships with real estate professionals, leading to an increase in purchase-money transactions.

           Our loan products primarily include conventional loans for Fannie Mae and Freddie Mac and government loans insured by Federal Housing Authority (FHA), Veteran's Administration (VA) and U.S. Department of Agriculture (USDA). We have also enhanced our product offering to include more loan products less sensitive to changing interest rates, including FHA 203(k), a home improvement loan that provides the borrower funds to make renovations, reverse mortgages, intermediate Adjustable Rate Mortgages and GSE and government-sponsored loan programs such as Home Affordable Refinance Program (HARP) loans which help timely paying borrowers to refinance into a loan with a lower interest rate despite the loan balance being greater than the estimated fair value of their home. We believe that these loan products will prepay at a slower rate as compared to other products. By retaining these loan products in our servicing portfolio, we expect to maintain a less volatile mortgage servicing portfolio.

           Furthermore, we expect to continue building our mortgage servicing portfolio given the attractive characteristics of agency loans during a period of historically low interest rates and high credit quality which helps mitigate interest rate risk as well as creates a sustainable earning asset. On a selective basis, we have strategically sold servicing to keep the amount of capital invested in servicing at acceptable levels while preserving capital needed for further growth.

           We believe a key to producing a successful mortgage lending operation is not only increasing mortgage origination volume, but also focusing on loan quality and operational efficiencies. In 2013, we expect to implement both a new loan origination system and a new technology to better capture loan documentation and origination data. Both of these are expected to help maintain loan quality and operational efficiency during a period of growing origination volumes. We plan to increase our operational capacities with the opening of new operations fulfillment centers, in addition to the two we have today in Irvine, California and Lake Oswego, Oregon. We are currently in the process of opening a new office in Salt Lake City, Utah and we may open another in future months. We believe the additional operating capacity will support increased originations and improve customer service.

Recent Developments

           The following table presents selected data from our mortgage lending operations for the year ended December 31, 2012 and 2011.

	For the year ended December 31,
(in millions)	2012	2011	% Change
Originations	$2,419.7	$883.2	174%
Servicing Portfolio (1)	2,177.2	605.4	260%
Warehouse Capacity	217.5	87.5	149%

(1)
Includes approximately $513.2 million in unpaid principal balance of servicing sold but not transferred as of December 31, 2012.

           Our mortgage lending business grew rapidly during 2011 and 2012. Originations increased $1.5 billion to $2.4 billion for the year ended December 31, 2012 as compared to $883.2 million for the prior year. In 2012, all sources of origination volume more than doubled from 2011. However, our correspondent channel achieved the most significant growth as a percentage of total originations. To facilitate the growth, we expanded our warehouse borrowing capacity. Additionally, we were able to grow our servicing portfolio.

           Our mortgage servicing portfolio increased from servicing-retained sales of conforming GSE-eligible loans and government-sponsored loans eligible for Ginnie Mae securities. In 2012, we sold $2.1 billion of conforming GSE-eligible loans and we issued $99.0 million of government securities through Ginnie Mae on a servicing retained basis. We also increased our mortgage servicing portfolio to $2.2 billion at December 31, 2012 (including approximately $513.2 million in unpaid principal balance of servicing rights sold but not transferred at December 31, 2012).

           During 2012, our warehouse borrowing capacity increased $130.0 million to $217.5 million. At December 31, 2012, we had five warehouse lender relationships, including one relationship with a major national financial institution. During the first quarter of 2013, we obtained approvals for an additional $100 million in total warehouse capacity including a new relationship with another national warehouse lending bank.

Continuing Operations

           Our continuing operations include mortgage lending, real estate services and the management of the long-term mortgage portfolio.

Mortgage Lending Operations

           Our mortgage lending activities primarily consist of the origination, sale and servicing of conventional loans eligible for sale to Fannie Mae and Freddie Mac, and government-sponsored loans eligible for Ginnie Mae securities issuance. In 2010, we began to rebuild our mortgage lending platform to ensure that appropriate licenses, approvals and loan origination operations, including underwriting and quality control processes were in place. We currently originate and fund mortgages through our wholly-owned indirect subsidiary, Excel.

           Three origination channels are utilized to originate or acquire mortgage loans—Retail, Wholesale and Correspondent. Each channel produces similar mortgage loan products and applies similar underwriting standards. At December 31, 2012, we primarily had two origination fulfillment centers located in Irvine, CA and Lake Oswego, OR with plans to increase the number of fulfillment centers in 2013 by adding an office in Salt Lake City, Utah.

	For the year ended December 31,
(in millions)	2012	2011	% Change
Originations by Channel:
Wholesale	$1,293.2	$572.4	126%
Retail	735.3	295.3	149%
Correspondent	391.2	15.5	2424%

Total originations	$2,419.7	$883.2	174%

           Although our wholesale channel contributed 53% of our origination volume in 2012, the largest percentage of growth was from our retail and correspondent channels. For 2012, our retail channel originated $735.3 million or 30% of originations while our correspondent channel originated $391.2 million or 17%, with the remaining $1.3 billion or 53% coming from the wholesale channel. For 2011, our retail channel originated $295.3 million or 33% of originations while our wholesale channel originated $572.4 million or 65%, with the remaining $15.5 million or 2% coming from the correspondent channel.

           Retail—In a retail transaction, loans are originated through our direct-to-consumer channel or through our call center. When loans are originated on a retail basis, the origination documentation is completed inclusive of customer disclosures and other aspects of the lending process and funding of the transaction is completed internally. Our retail channel includes 26 retail offices licensed in 34 states and two call centers. Our loan officers work directly with consumers to provide mortgage financing and with real estate brokers to provide financing for the purchase of homes. Our call centers representatives contact borrowers through either inbound or outbound marketing campaigns sourced from purchase-money and refinance mortgage leads along with portfolio retention within our servicing portfolio. For the year ended December 31, 2012, we closed $735.3 million of loans in this origination channel, which equaled 30.4% of total originations, as compared to $295.3 million or 33.4% of total originations during 2011.

           Wholesale—In a wholesale transaction, our account executives work directly with mortgage brokers who originate and document loans for delivery to one of our operational centers where we underwrite and fund the mortgage loan. Each loan is underwritten to our underwriting standards and if approved, is funded in the name of Excel dba Impac Mortgage. Currently, we have approximately 700 approved wholesale relationships with mortgage brokerage companies located in 37 states. Prior to accepting loans from mortgage brokers, each mortgage broker is required to meet our guidelines for minimum experience, credit score and net worth. We also obtain a third party due diligence report for each prospective broker that verifies licensing and provides information on any industry sanctions that might exist. In addition, each mortgage broker is required to sign our broker agreement that contains certain representations and warranties from the brokers. For the year ended December 31, 2012, we closed loans totaling $1.3 billion in this origination channel, which equaled 53.4% of total originations, as compared to $572.4 million or 64.8% during 2011.

           Correspondent—Our correspondent channel represents mortgage loans acquired from our correspondent sellers. Our correspondent channel has historically targeted a market of small banks, credit unions and small mortgage banking firms. Prior to accepting loans from correspondent sellers, each seller is underwritten to determine if it meets financial and other guidelines. Our review of each prospective seller includes obtaining a third party due diligence report that verifies licensing, insurance coverage, quality of recent FHA originations and provides information on any industry sanctions that might exist. In addition, each seller is required to sign our correspondent seller agreement that contains certain representations and warranties from the seller allowing us to require the seller to repurchase a loan sold to us for various reasons including (i) ineligibility for sale to GSEs, (ii) early payment default, (iii) early pay-off or (iv) if the loan is uninsurable by a government agency. In our correspondent channel, the correspondent seller originates and closes the loan. After the loan is originated, the correspondent seller provides the needed documentation and information to us to review and determine if it meets our underwriting guidelines. The loan is acquired by us only after we approve it for purchase. We focus on customer service for our clients by facilitating prompt review by our due diligence team, providing bid pricing on both newly originated and seasoned portfolios, enabling clients to deliver one loan at a time on a flow basis and providing clients with expedited funding timelines. We purchase conventional loans eligible for sale to the GSEs and government-sponsored loans eligible for Ginnie Mae Securities.

           We have approved correspondent relationships with approximately 82 companies, including banks, credit unions and mortgage companies, lending in 48 states. For the year ended December 31, 2012, we closed loans totaling $391.2 million in the correspondent origination channel, which equaled 16.2% of total originations, compared to $15.5 million or 1.8% originated during 2011.

Originations

	For the year ended December 31,
(in millions)	2012	2011	% Change
Government (1)	$703.7	$220.6	219%
Conventional (2)	1,653.2	634.6	161%
Other	62.8	28.0	124%

Total originations	$2,419.7	$883.2	174%

(1)
Includes government-insured loans including FHA, VA and USDA
(2)
Includes loans eligible for sale to Fannie Mae and Freddie Mac

           Since 2011, we have provided loans to customers predominantly in the Western U.S. with California, Oregon and Washington comprising 70.2% of originations. We have 26 retail branch offices licensed in 34 states, along with our correspondent and wholesale channels, through correspondent sellers and mortgage brokers, respectively, we are able to provide nationwide lending. We have two primary loan origination fulfillment centers today in California and Oregon. To increase our originations capacities, we are establishing new fulfillment centers in other states to facilitate growth.

Loan Sales—Selling Loans to GSEs, Issuing Ginnie Mae Securities and Selling Loans on a Whole Loan Basis

           We sell our mortgage loans to the secondary market, including to the GSEs and issue securities through Ginnie Mae. We primarily sell loans on a servicing-retained basis where the loan is sold to an investor such as Fannie Mae, and we retain the right to service that loan, called mortgage servicing rights or MSRs. We also "sell" loans to Ginnie Mae by issuing Ginnie Mae securities through a process whereby a pool of loans is transferred to Ginnie Mae as collateral for a government mortgage-backed security. Additionally, we sell our residential mortgage loans on a whole loan basis where the investor also acquires the servicing rights.

           The following table indicates the breakdown of our loan sales to GSEs, issuance of Ginnie Mae securities and loans sold to investors on a whole loan basis for the periods as indicated:

	For the year ended December 31,
(in millions)	2012	2011
Fannie Mae	$1,504.8	$313.5
Freddie Mac	608.3	90.2
Ginnie Mae	99.0	17.6

Total servicing retained sales	$2,212.1	$421.3
Other (servicing released)	89.9	402.1

Total loan sales	$2,302.0	$823.4

Risk Management

  Underwriting

           During the year ended December 31, 2012, we primarily originated residential first mortgage loans for sale that conformed to the respective underwriting guidelines established by Fannie Mae, Freddie Mac, FHA, VA and USDA. Our mortgage loans are underwritten individually on a loan-by-loan basis. Each mortgage loan originated from our retail and wholesale channel are underwritten by one of our in-house loan underwriters or by a third party contract underwriter using our underwriting guidelines. Each mortgage loan originated from our correspondent channel is reviewed by a third party underwriting company to determine if the borrower meets our underwriting guidelines.

           Our criteria for underwriting generally include, but are not limited to, full documentation of borrower's income, assets, other relevant financial information, the specific agency's eligible loan-to-value ratios, borrower's debt-to-income ratio and full appraisals when required. Variances from any of these standards are permitted only to the extent allowable under the specific program requirements. Our underwriting procedures for all retail and wholesale loans require the use of a GSE automated underwriting systems (AUS). Our underwriting procedures for all correspondent loans that have been originated by a correspondent seller includes a third party file review including verification that the borrower's credit and the collateral meets our applicable program guidelines and an appropriate AUS report has been completed. They also verify the loan is compliant with regulatory guidelines. In addition, the third party performs pre-funding quality control procedures prior to acquisition. Management reviews the reports prior to the acquisition of any correspondent loan.

  Quality Control

           Our mortgage brokers, within our wholesale channels and our correspondent sellers are reviewed and approved prior to the acquisition or origination of any loans. Each seller is required to sign our correspondent seller agreement that contains certain representations and warranties from the seller requiring the seller to repurchase a loan sold to us for various reasons including loan ineligibility for sale to GSEs or if the loan is uninsurable by a government agency. Each broker is required to sign our broker agreement that contains certain representations and warranties from the broker requiring the broker to indemnify us for various reasons including early payment defaults or early pay-offs which may lead to repurchase requests and reimbursement of premiums to our investors.

           Prior to funding, all retail and wholesale loans are reviewed internally by our quality control department to verify the loan conforms to our program guidelines and meets state and federal compliance guidelines. Prior to the acquisition of a correspondent loan, a third party performs pre-funding quality control procedures prior to acquisition. Management reviews the third party reports prior to the acquisition of any correspondent loan. We also perform post origination quality controls procedures on at least 10% of all mortgage loans funded or acquired. Additionally, we closely monitor the servicing performance of loans retained in our mortgage servicing portfolio to identify any opportunities to improve our underwriting process or procedures and identify any issues with mortgage brokers or correspondent sellers. Findings are summarized monthly by our credit committee and the appropriate changes are implemented.

           Our risk management committee, comprised of senior management, meets periodically to identify, monitor, measure and mitigate key risks in the organization. The committee's responsibilities include monitoring the hedging positions and its effectiveness in mitigating interest rate risk, status of aged unsold loans, status of loans on the warehouse lines, the review of quality control reports, review of servicing portfolio performance and the adequacy of the repurchase reserve and methodology.

Hedging

           We are exposed to interest rate risks relating to our mortgage lending operations. Our strategy is to mitigate the credit, market and interest rate risk from loan originations by either selling newly originated loans to GSEs or issuing Ginnie Mae mortgage-backed securities. We typically attempt to sell our mortgage loans within 10 to15 days from acquisition or origination.

           We enter into interest rate lock commitments, or IRLCs, and commitments to sell mortgages to help mitigate some of the exposure to the effect of changing interest rates on our mortgage lending operation. We actively manage the IRLCs and uncommitted mortgage loans held for sale on a daily basis. To manage the risk, we utilize forward sold Fannie Mae and Ginnie Mae mortgage-backed securities to hedge the fair value changes associated with changes in interest rates.

Mortgage Servicing.

           Upon our sale of loans to GSEs or the issuance of securities through Ginnie Mae, we generally retain the MSRs with respect to the mortgage loans. We also sell loans on a servicing-released basis to secondary market investors where we do not retain the servicing rights. When we retain MSRs, we are entitled to receive a servicing fee paid on a monthly basis equal to a specified percentage, typically between 0.25% and 0.44% per annum of the outstanding principal balance of the loans. We may also be entitled to receive additional servicing compensation, such as late payment fees and earn additional income through the use of non-interest bearing escrows.

           We have hired a nationally recognized residential sub-servicer to sub-service the servicing portfolio. Although we use a sub-servicer to provide primary servicing and certain default servicing functions, our servicing surveillance team, which is experienced in loss mitigation and real estate recovery, monitors and surveys the performance of the loans and sub-servicer. We generally earn a servicing fee on each loan, but we also incur the cost of the sub-servicer as well as the internal servicing surveillance team. Servicing fees are collected from interest payments made by the borrower. Incurring the cost of both a sub-servicer and an internal surveillance team reduces the net revenues we earn from the mortgage servicing portfolio, however, we believe it reduces our risk by minimizing delinquencies and repurchase risk.

           During 2012, the mortgage servicing portfolio increased to $2.2 billion from $605.4 million at the end of 2011, generating gross servicing fees of $3.0 million, and $678 thousand in 2012 and 2011, respectively.

Real Estate Services

           We provide loss mitigation and recovery services through IRES primarily on our long-term mortgage portfolio. Our portfolio loss mitigation and real estate services operations include the following services:

  •
  Default surveillance and loss recovery services for residential and multifamily mortgage portfolios (primarily our own long-term mortgage portfolio) for loan servicers and investors to assist them with overall portfolio performance and maximizing cash recovery;

  •
  Loan modification solutions to individual borrowers. We interact with loan servicers on behalf of the borrowers to assist them in lowering the monthly mortgage payments, which allows them to make their mortgage payments and possibly remain in their homes. We earn fees for these services once the modification is completed;

  •
  REO surveillance and disposition services. We provide these services to portfolio managers and servicers to assist them with improving portfolio performance by maximizing liquidation proceeds from managing foreclosed real estate assets. We also provide short sale (where a lender agrees to take less than the balance owed from the borrower) services on pre-foreclosure properties for servicers, investors and institutions with distressed and delinquent residential and multifamily mortgage portfolios, these services also included real estate brokerage services; and

  •
  Monitoring, reconciling and reporting services for residential and multifamily mortgage portfolios for investors and servicers.

           We intend to continue to provide these services predominantly for our long-term mortgage portfolio. We expect these revenues to gradually decline over time as our long-term mortgage portfolio declines. To the extent that opportunities arise, we may expand our loss mitigation and real estate services to third parties.

Long-Term Mortgage Portfolio

           Our long-term mortgage portfolio consists of our residual interests in securitizations represented on our consolidated balance sheet as the difference between total trust assets and total trust liabilities.

           Our long-term mortgage portfolio includes adjustable rate and, to a lesser extent, fixed rate Alt-A single-family residential mortgages and commercial (primarily multifamily residential loans) mortgages that were acquired and originated primarily by our discontinued, non-conforming mortgage lending operations and retained in our long-term portfolio before 2008. Alt-A mortgages are primarily first lien mortgages made to borrowers whose credit is generally within typical Fannie Mae and Freddie Mac guidelines but have loan characteristics that make them non-conforming under those guidelines.

           In previous years, we securitized mortgage loans by transferring originated residential single-family mortgage loans and multifamily commercial loans (the "transferred assets") into non-recourse bankruptcy remote trusts which in turn issued tranches of bonds to investors supported only by the cash flows of the transferred assets. Because the assets and liabilities in the securitizations are nonrecourse to us, the bondholders cannot look to us for repayment of their bonds in the event of a shortfall. These securitizations were structured to include interest rate derivatives. We retained the residual interest in each trust, and in most cases would perform the master servicing. A trustee and servicer, unrelated to us, was named for each securitization. Cash flows from the loans (the loan payments and liquidation of foreclosed real estate properties) collected by the loan servicer are remitted to us, the master servicer.

The master servicer remits payments to the trustee who remits payments to the bondholders (investors). The servicer collects loan payments and performs loss mitigation activities for defaulted loans. These activities include foreclosing on properties securing defaulted loans, which results in REO.

           Commercial mortgages in our long-term mortgage portfolio are primarily adjustable rate mortgages with initial fixed interest rate periods of two-, three-, five-, seven- and ten years that subsequently convert to adjustable rate mortgages (hybrid ARMs). Commercial mortgages have provided greater asset diversification on our balance sheet as borrowers of commercial mortgages typically have higher credit scores and commercial mortgages typically have lower LTVs.

           Historically, we securitized mortgages in the form of collateralized mortgage obligations, or CMOs, which were consolidated and accounted for as secured borrowings for financial statement purposes. Securitized mortgages in the form of real estate mortgage investment conduits, or REMICs, were either consolidated or unconsolidated depending on the design of the securitization structure. We consolidated the variable interest entity, or VIE, as the primary beneficiary of the sole residual interest in each securitization trust where we also performed the master servicing. Amounts consolidated were included in trust assets and liabilities as securitized mortgage collateral, real estate owned, derivative assets, securitized mortgage borrowings and derivative liabilities in the accompanying consolidated balance sheets. At December 31, 2012, our residual interests in securitizations (represented by the difference between total trust assets and total trust liabilities) decreased to $15.9 million, compared to $26.5 million at December 31, 2011.

           Since 2007, we have not added any mortgages to our long-term mortgage portfolio.

           For additional information regarding the long-term mortgage portfolio refer to Item 7. "Management's Discussion and Analysis of Financial Condition," and Note 3. "Securitized Mortgage Collateral" and Note 8. "Securitized Mortgage Borrowings" in the notes to the consolidated financial statements.

Master Servicing

           Until 2007, we retained master servicing rights on substantially all of our non-conforming single-family residential and commercial mortgage acquisitions and originations that were retained or sold through securitizations. The function of a master servicer includes collecting loan payments from loan servicers and remitting loan payments, less master servicing fees receivable and other fees, to a trustee or other purchaser for each series of mortgage-backed securities or mortgages master serviced. In addition, as master servicer, we monitor compliance with the servicing guidelines and perform or contract with third parties to perform all functions not adequately performed by any loan servicer. The master servicer is also required to advance funds, or cause the loan servicers to advance funds, to cover principal and interest payments not received from borrowers depending on the status of their mortgages. Master servicing fees are generally 0.03% per annum on the unpaid principal balance of the mortgages serviced. As a master servicer, we also earn income or incur expense on principal and interest payments received from borrowers until those payments are remitted to the investors of those mortgages. Fees from the master servicing portfolio have declined significantly due to a decrease in principal balances and a decline in interest rates since the end of 2008, which affects the amount we earn on balances held in custodial accounts. At December 31, 2012, we were the master servicer for approximately 36,500 mortgages with an unpaid principal balance of approximately $10.0 billion of which $2.4 billion of those loans were 60 or more days delinquent. At December 31, 2012, we were also the master servicer for unconsolidated securitizations (included in the total master servicing portfolio) totaling approximately $1.3 billion in unpaid principal balance of which $0.4 billion of those loans were 60 or more days delinquent.

Discontinued Operations

           Discontinued operations primarily include mitigating the remaining repurchase liability exposure and expenses and liabilities associated with litigation matters related to our discontinued, non-conforming mortgage operations.

           In previous years, when our discontinued, non-conforming mortgage operations sold loans to investors, we were required to make normal and customary representations and warranties about the loans sold. Whole loan sale agreements generally required us to repurchase loans if a representation or warranty given to the loan purchaser is breached. In addition, we could be required to repurchase loans as a result of borrower fraud or if a payment default occurs on a mortgage loan shortly after its sale. We continue to attempt to settle outstanding repurchase requests from third-party investors of our discontinued, non-conforming mortgage operations.

Regulation

           The U.S. mortgage industry is heavily regulated. Our mortgage lending operations, as well as our real estate services, are subject to federal, state and local laws that regulate and restrict the manner in which we operate in the residential mortgage industry. Plus, mortgage bankers and brokers in our wholesale production channel and correspondents from which we purchase loans are also subject to regulation, which may have an effect on our business and the mortgage loans we are able to fund or acquire. Compliance with regulations in the mortgage industry requires us to incur costs and expenses in our operations. To the extent we, or others with which we conduct business, do not comply with applicable laws and regulations, we may be subject to fines, reimbursements and other penalties. The laws and regulations that we are subject to include the following:

  •
  the Federal Truth-in-Lending Act (known as TILA) and Regulation Z promulgated there under, which require certain disclosures to the borrowers regarding the terms of the loans and require substantial changes in compensation that can be paid to brokers and loan originators;

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

  •
  the Real Estate Settlement Procedures Act (known as RESPA) and Regulation X, promulgated thereunder, which requires that consumers receive disclosures at various times and outlaws kickbacks that increase the cost of settlement services;

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

  •
  the Fair Debt Collection Practices Act, which prohibits unfair debt collection practices; and

  •
  the Secure and Fair Enforcement for Mortgage Licensing Act of 2008, which establishes national minimum standards for mortgage licensees.

           In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act is a sweeping overhaul of the financial regulatory system. The Dodd-Frank Act has increased, and will continue to increase, regulation of the mortgage industry, including: generally prohibiting lenders from making residential mortgage loans unless a good faith determination is made of a borrower's creditworthiness based on verified and documented information; requiring the Consumer Financial Protection Bureau to enact regulations, which were recently finalized, to help assure that consumers are provided with timely and understandable information about residential mortgage loans that protect them against unfair, deceptive and abusive practices; and requiring federal regulators to establish minimum national underwriting guidelines for residential mortgages that lenders will be allowed to securitize without retaining any of the loans' default risk.

           Our mortgage lending operations is an approved Housing and Urban Development (HUD) lender, a Ginnie Mae approved issuer and servicer and an approved seller/servicer of Fannie Mae and Freddie Mac. As such, we are required to submit annually to Fannie Mae, Freddie Mac, and HUD, as applicable, audited financial statements, or the equivalent, according to the financial reporting requirements of each regulatory entity for its sellers/servicers. The Company's affairs are also subject to examination by Fannie Mae, Ginnie Mae, Freddie Mac, HUD and state regulatory agencies at any time to assure compliance with applicable regulations, policies and procedures. Also refer to "Regulatory Risks" under Item 1A. Risk Factors for a further discussion of regulations that may affect us.

Competition

           We operate in a highly competitive industry that could become even more competitive as a result of legislative, regulatory, economic, and technological changes, as well as continued consolidation or expansion. Our competitors include banks, thrifts, credit unions, real estate brokerage firms and mortgage brokers and mortgage banking companies. Competition is based on a number of factors including, among others, customer service, quality and range of products and services offered, price, reputation, interest rates, lending limits and customer convenience. To compete effectively, we must have a very high level of operational, technological, and managerial expertise, as well as access to capital at a competitive cost. Many of our competitors are larger than we are and have access to greater financial resources than we do, which can place us at a competitive disadvantage. In addition, many of our largest competitors are banks or affiliated with banking institutions, the advantages of which include, but are not limited to, the ability to hold new mortgage loan originations in an investment portfolio and having access to financing with more favorable terms than we do, including lower rate bank deposits as a source of liquidity.

           Our real estate services segment competes with firms that provide similar services, including loan modification companies, real estate asset management and disposition companies and real estate brokerage firms. Our competitors include mega mortgage servicers, established subprime loan servicers, and newer entrants to the specialty servicing and recovery collections business. Efforts to market our ability to provide real estate services for others is more difficult than many of our competitors because we have not historically provided such services to unrelated third parties, and we are not a rated primary or special servicer of residential mortgage loans as designated by a rating agency.

           Risk factors, as outlined below, provide additional information related to risks associated with competition in the mortgage industry.

Employees

           As of December 31, 2012 and 2011, we had a total of 540 and 394 employees, respectively. Management believes that relations with our employees are good. We are not a party to any collective bargaining agreements.

ITEM 1A. RISK FACTORS

           Some of the following risk factors relate to a discussion of our assets. For additional information on our asset categories refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as the accompanying notes to the consolidated financial statements.

Risks Related To Our Businesses

Our long-term success is primarily dependent on our ability to increase our mortgage origination volumes and revenues and to a lesser extent maintain our real estate services revenues and realize cash flows from our long-term mortgage portfolio.

           We believe that a key driver of growth of our profitability will be increasing our mortgage origination volumes. Our success is dependent on many factors, some of which we can control and others we cannot, such as the successful implementation of our new loan origination system and documentation and data capture technology, increasing our loan origination operational capacities, attracting qualified employees, ability to maintain our approvals with Fannie Mae, Freddie Mac, Ginnie Mae and other investors, ability to increase our mortgage servicing portfolio, the ability to obtain adequate warehouse borrowing capacity, the ability to adequately maintain loan quality and manage the risk of losses from repurchases, and the changing regulatory environment for mortgage lending.

           The ability to generate revenues in the real estate services segment is based on our ability to continue to provide services to the long-term mortgage portfolio, and seek opportunities to provide services to unrelated third parties.

           Realizing cash flows from our long-term mortgage portfolio is dependent on the performance of the underlying mortgage loans and the performance of the servicers. At December 31, 2012, our debt obligations, consisting of our trust preferred securities, junior subordinated notes, bank loans and the note payable related to the obligation limited to and secured by some of our residual interests in certain securitization trusts, was an aggregate of approximately $74.0 million in outstanding net principal balance. If we are unable to generate net income from our mortgage lending operations and real estate services and cash flows from our long-term mortgage portfolio, we may be unable to satisfy our future operating costs and liabilities, including repayment of our debt obligations.

The Company, through its subsidiaries, has entered into financing facility agreements to fund loans for the mortgage lending operations that contain certain financial covenants.

           Our warehouse facilities contain covenants, including requirements to maintain a certain minimum net worth, liquidity, litigation judgment thresholds, debt ratios, profitability levels and other customary debt covenants. A breach of the covenants can result in an event of default under these facilities and as such allows the lender to pursue certain remedies, which may constitute a cross default under other agreements. If we are unable to meet or maintain the necessary covenant requirements or satisfy, or obtain waivers from, the continuing covenants, this could have a material adverse effect on our financial condition and results of operations.

Our hedging strategies recently implemented by our mortgage lending operations may not be successful in mitigating our risks associated with the market movement of interest rates.

           We use various derivative financial instruments to provide a level of protection against interest rate risks in our mortgage lending operations, but no hedging strategy can protect us completely. When rates change, we expect to record a gain or loss on derivatives which would be offset by an inverse change in the value of mortgage loans held for sale and interest rate lock commitments. We cannot assure you, however, that our use of derivatives will offset the risks related to changes in interest rates. There have been periods, and it is likely that there will be periods in the future, during which we will not have offsetting gains or losses in mortgage loan and interest rate lock commitment values after accounting for our derivative financial instruments. The derivative financial instruments we select may not have the effect of reducing our interest rate risk. In addition, the nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed strategies, improperly executed and recorded transactions or inaccurate assumptions could actually increase our risk and losses. In addition, hedging strategies involve transaction and other costs. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses.

Competition in the residential mortgage industry and real estate services business is intense and may adversely affect our business operations and financial performance; the dominance of a limited number of companies may affect our ability to operate and compete effectively.

           Competition in the residential mortgage industry and real estate services business is intense. Plus, the mortgage business has experienced substantial consolidation. Our competitors include banks, thrifts, credit unions, real estate brokerage firms, mortgage brokers, asset management companies, and mortgage banking companies. Several of our competitors enjoy advantages, including greater financial resources and access to capital, a wider geographic presence, more accessible branch office locations, more aggressive marketing campaigns, better brand recognition, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. To compete effectively, we must have a very high level of operational, technological, and managerial expertise, as well as access to capital at a competitive cost. As a result of reduced access to capital, general housing trends, rising delinquencies and defaults and other factors, many mortgage and real estate services firms have recently experienced severe financial difficulty, with some exiting the business or filing for bankruptcy protection, resulting in a consolidation of companies in such industries. The dominance of a limited number of companies has created greater competition and to the extent that we cannot compete effectively, it may adversely affect our business operations and financial performance.

Our loss of approvals with, or the potential limitation or wind-down of, the role Ginnie Mae, Fannie Mae and Freddie Mac play in the residential mortgage-backed security (MBS) market may adversely affect our business, operations and financial condition.

           We originate loans eligible for sale to Fannie Mae, Freddie Mac and government insured or guaranteed loans, such as FHA, VA and USDA loans, and loans eligible for Ginnie Mae securities issuance. We also service loans sold to the GSEs. We believe that having the ability to both sell loans directly to these agencies and issue Ginnie Mae securities gives us an advantage in the overall mortgage origination market. In 2008, the GSEs were placed in a conservatorship by the U.S. government. The Obama Administration has delivered a report to Congress regarding proposals to reform the housing finance market in the United States. The report, among other things, outlined various potential proposals to wind down Ginnie Mae or Fannie Mae and Freddie Mac and reduce or eliminate over time the role of the GSEs in guaranteeing mortgages and purchasing mortgage loans, as well as proposals to implement reforms relating to borrowers, lenders, and investors in the mortgage market, including reducing the maximum size of a loan that the GSEs can purchase, phasing-in a minimum down payment requirement for borrowers, improving underwriting standards, and increasing accountability and transparency in the securitization process. During 2011, the Treasury issued a White Paper titled "Reforming America's Housing Finance Market" (or the White Paper) that lays out, among other things, proposals to limit or potentially wind down the role that Fannie Mae and Freddie Mac play in the mortgage market. There have also been discussions concerning the ability or right of the GSEs to limit the amount of loans a company can sell to them based upon the company's net worth. This could negatively impact our growth. Most recently, the acting director of the Federal Housing Finance Agency announced that Fannie Mae and Freddie Mac will create a new business entity to create a single securitization platform as they plan for a future, which may include a future where the two companies may no longer exist. Any such proposals, if enacted, may have broad adverse implications for the MBS market and our business, operations and financial condition.

           In addition, in 2008 the U.S. Treasury (among other initiatives) entered into agreements with each of the GSEs to ensure that they maintain a positive net worth. Those agreements also require the reduction of Fannie Mae's and Freddie Mac's mortgage and mortgage-backed securities portfolios. In August 2012, the Treasury Department amended its agreements to provide that the GSEs' portfolios will be wound down at an annual rate of 15% (up from the previously agreed annual rate of 10%), requiring the GSEs to reach the $250 billion target four years earlier than previously planned.

           We also service loans on behalf of Fannie Mae and Freddie Mac, as well as loans that have been delivered into securitization programs sponsored by Ginnie Mae in connection with the issuance of agency guaranteed mortgage-backed securities. These entities establish the base service fee to compensate us for servicing loans as well as the assessment of fines and penalties that may be imposed upon us for failing to meet servicing standards.

           The extent and timing of any regulatory reform regarding the GSEs and the home mortgage market, as well as any effect on Impac's business operations and financial results, are uncertain. We expect such proposals to be the subject of significant discussion and it is not yet possible to determine whether such proposals will be enacted and, if so, when, what form any final legislation or policies might take or how proposals, legislation or policies may impact the MBS market and our business, operations and financial condition. Our inability to make the necessary changes to respond to these changing market conditions or loss of our approved seller/servicer status with the GSEs would have a material adverse effect on our mortgage lending operations and our financial condition, results of operations and cash flows. If those agencies cease to exist, wind down, or otherwise significantly change their business operations or if we lost approvals with those agencies, our ability to profitably sell the loans could be affected and our profitability, business, operations and financial condition may be adversely affected.

We may become, and in some cases are, a defendant in lawsuits, some of which may be class action matters, and we may not prevail in these matters.

           Individual and class action lawsuits and regulatory actions alleging improper marketing practices, abusive loan terms and fees, disclosure violations and other matters are risks faced by all mortgage originators. We are a defendant in purported class actions pending in different states and could be named in other matters. Some of the actions allege generally that the loan originator (whether or not Impac) improperly charged fees in violation of various state lending or consumer protection laws in connection with mortgages that we acquired while others allege that our lending practice was a statutory violation, an unlawful business practice, an unfair business practice or a breach of a contract. They generally seek unspecified compensatory damages, punitive damages, pre- and post-judgment interest, costs and expenses and rescission of the mortgages, as well as a return of any improperly collected fees. We are also subject to a purported class action lawsuit relating to the tender of our preferred stock that is seeking cumulative dividends and the election of two directors by the preferred holders. We will incur defense costs and other expenses in connection with the lawsuits, and we cannot assure you that the ultimate outcome of these or other actions will not have a material adverse effect on our financial condition or results of operations. In addition to the expense and burden incurred in defending any of these actions and any damages that we may suffer, our management's efforts and attention may be diverted from the ordinary business operations in order to address these claims. Plus, we may be deemed in default of our warehouse lines if a judgment for money that exceeds specified thresholds is rendered against us. If the final resolution of this litigation is unfavorable to us in any of these actions, our financial condition, results of operations and cash flows might be materially adversely affected.

There is recent litigation in the mortgage industry related to securitizations against issuers, sellers, originators, underwriters and others that may adversely affect our business operations.

           As defaults, delinquencies, foreclosures, and losses in the real estate market continue, there have been recent lawsuits by various investors, insurers, underwriters and others against various participants in securitizations, such as sponsors, depositors, underwriters, and loan sellers. Some lawsuits have alleged that the mortgage loans had origination defects, that there were misrepresentations made about the mortgage loans and the parties failed to properly disclose the quality of the mortgage loans or repurchase defective loans or that there were other misrepresentations or lack of representations. There have been claims related to our securitizations contending errors or misrepresentations in the securitization documents or process itself. Recently a court made a ruling in three such circumstances and as a result we may be subject to claims by third parties. Historically, we both securitized and sold mortgage loans to third parties that may have been deposited or included in pools for securitizations. We have received notices of claims for indemnification relating to mortgage-backed security bond issues, originated or sold by the Company from Countrywide, UBS, Wilmington Trust, Deutsche Bank and Merrill Lynch. The claims seek indemnification from claims asserted against them in various actions in which we are not parties. The notices each seek indemnification for all losses, liabilities, damages and legal fees and costs incurred in those actions. We also received a demand to cover losses on the purchase of mortgage-backed securities. In connection with these potential claims, we may become subject to litigation related to the securitizations. As a result, we may incur significant legal and other expenses in defending against claims and litigation and we may be required to pay settlement costs, damages, penalties or other charges which could adversely affect our financial results.

Growth may place significant demands on our management and our infrastructure.

           We have recently experience growth in our mortgage lending operations. For our operations to continue to grow in size, scope and complexity, we will need to improve and upgrade our systems and infrastructure to meet the demands and maintain efficiency of our business. Continued growth could strain our ability to maintain reliable service levels, develop and improve our operational, financial and management controls, enhance our reporting systems and procedures and recruit, train and retain highly skilled personnel. Managing our growth will require significant expenditures and allocation of valuable management resources. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business would be harmed.

Our share prices have been and may continue to be volatile, and the trading of our shares may be limited.

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

  •
  interest rates; and

  •
  litigation.

           During 2012, our common stock reached an intra-day high sales price of $18.00 on November 12th, and an intra-day low sales price of $1.93 on July 20th. As of March 6, 2013, our stock price closed at $11.39 per share. In addition, significant price and volume fluctuations in the stock market have particularly affected the market prices for the securities of mortgage companies such as ours. Furthermore, general conditions in the mortgage industry may adversely affect the market price of our securities. These broad market fluctuations have adversely affected and may continue to adversely affect the market price of our securities. If our results of operations fail to meet the expectations of security analysts or investors in a future quarter, the market price of our securities could also be materially adversely affected and we may experience difficulty in raising capital.

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

           Future financing sources may include borrowings in the form of bank credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities, structured financing arrangements, public and private equity and debt issuances and derivative instruments, in addition to transactions or asset specific funding arrangements. Our access to sources of financing depends upon a number of factors of which some we have little or no control, including general market conditions, resources and policies or lenders. Under current market conditions, many forms of structured financing arrangements are generally unavailable, which also have limited borrowings under warehouse and repurchase agreements that are intended to be refinanced by such financings. In addition, if regulatory capital requirements imposed on our private lenders change, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity. Consequently, the expansion of our mortgage lending operations may be dictated by the cost and availability of financing, specifically warehouse facilities. Depending on market conditions at the relevant time, we may have to rely more heavily on additional equity issuances, which may be dilutive to our shareholders, or on less efficient forms of debt financing that require a larger portion of our cash flow from operations, thereby reducing funds available for our operations and future business opportunities. We cannot assure you that we will have access to such equity or debt capital on favorable terms (including, without limitation, cost and term) at the desired times, or at all, which could negatively affect our results of operations.

Deteriorating mortgage market conditions have had and may continue to have a material adverse effect on our earnings and financial condition.

           Our results of operations are materially affected by conditions in the mortgage and real estate markets, the financial markets and the economy generally. Beginning in 2007, the mortgage industry and the single-family residential housing markets, and to a lesser extent multifamily residential housing markets, were adversely affected as home prices declined and delinquencies and defaults significantly increased. Borrowers have found it difficult to refinance due to home price depreciation and lenders tightened their underwriting guidelines, which has led to further increases in defaults and credit losses. During 2012, the Company continued to be significantly and negatively affected by the deteriorating real estate market and the weak economic environment. As a result, non-conforming mortgage loans have not performed up to historical expectations, and the fair value of non-conforming mortgage loans has deteriorated. This, in turn, has resulted in declining revenues and increased expenses associated with the long-term mortgage portfolio, including significant increases in loan losses and impairment charges, losses sustained in the operation of real estate properties acquired in foreclosure proceedings and foreclosure related professional fees. These factors have led to deterioration in the quality of the Company's long-term mortgage portfolio, as evidenced by the delinquencies, foreclosures and credit losses.

           The adverse market conditions have affected our mortgage loan delinquencies and REO in the long-term mortgage portfolio. At December 31, 2012, the Company's long-term mortgage portfolio had 22.8% or $2.0 billion of loans that were 60 days or more delinquent, included in continuing and discontinued operations, compared to 21.6% or $2.1 billion at December 31, 2011. REO decreased

60% to $22.5 million at December 31, 2012 as compared to $56.5 million at December 31, 2011 and we incurred losses from REO of $13.2 million for the year ended December 31, 2012 compared to $16.6 million for the previous year. These losses are in the nonrecourse securitization trusts but could result in reduced cash flows from the Company's residual interests in respective securitizations. These conditions, which increase the cost and reduce the availability of debt, may continue or worsen in the future.

           The disruption in the capital markets and secondary mortgage markets has also reduced liquidity and investor demand for mortgage loans and mortgage backed securities, while yield requirements for these products have increased. Continuing concerns about the declining real estate market, as well as inflation, energy costs, geopolitical issues and the availability and cost of credit, have contributed to increased volatility and diminished expectations for the economy and markets going forward. The mortgage market has been severely affected by changes in the lending landscape and there is no assurance that these conditions have stabilized or that they will not worsen. These unprecedented disruptions and deterioration of the mortgage market have had, and may continue to have, an adverse effect on the Company's results of operations and financial condition.

Violation of various federal, state and local laws may result in financial losses.

           We are subject to federal, state and local laws and regulations related to the mortgage industry that generally regulate interest rates and other charges, require certain disclosure, and require applicable licensing. In addition, other state and local laws, public policy and general principles of equity relating to the protection of consumers, unfair and deceptive practices and debt collection practices may apply to the origination, servicing and collection of our loans. Violations of certain provisions of these federal and state laws and regulations may limit our ability to collect all or part of the principal of or interest on the loans and in addition could subject us to damages and could result in the mortgagors rescinding the loans whether held by us or subsequent holders of the loans. In addition, such violations could cause us to be in default under our credit and repurchase lines and could result in the loss of licenses held by us.

           Additionally, the Dodd-Frank Wall Street Reform and Consumer Protection Act contains the Mortgage Reform and Anti-Predatory Lending Act ("Mortgage Act"), which imposes a number of additional requirements on lenders and servicers of residential mortgage loans, including Impac, by amending certain existing provisions and adding new sections to TILA, RESPA, and other federal laws. It also broadly prohibits unfair, deceptive or abusive acts or practices, and knowingly or recklessly providing substantial assistance to a covered person in violation of that prohibition. The penalties for noncompliance with these laws are also significantly increased by the Mortgage Act, which could lead to an increase in lawsuits against mortgage lenders and servicers.

Our performance may be adversely affected by the performance of parties who service or sub-service our mortgage loans.

           We contract with third parties for the servicing of our mortgage loans in our long-term mortgage portfolio, for which we are the master servicer, and the servicing portfolio in our mortgage lending operations. Our operations, performance and liabilities are subject to risks associated with inadequate or untimely servicing. If a sub-servicer defaults or fails to perform to certain standards then this can be deemed to be a default or failure by us to perform those duties or functions. If we, or our servicers, commit a material breach of our obligations as a servicer or master servicer, we may be subject to damages or termination if the breach is not cured within a specified period of time following notice, causing us to lose servicing income. In addition, we may be required to indemnify the investor or securitization trustee against losses from any failure by us, as master servicer or on behalf of the servicer, to perform the servicing obligations properly. If, as a result of a servicer or sub-servicer's failure to perform adequately, we were terminated as servicer by an investor or master servicer of a securitization, the value of any servicing or master servicing rights held by us could be adversely affected. Also, this could affect the cash flow generated by our servicing rights portfolio.

           Poor performance by a sub-servicer may result in greater than expected delinquencies and foreclosures and losses on our mortgage loans or, in the case of our long-term mortgage portfolio, in our resulting exposure to investors, bond holders, bond insurers or others to whom we are responsible for the performance of our loan servicers. A substantial increase in our delinquency or foreclosure rate could adversely affect our ability to access the capital and secondary markets for our financing needs. With respect to our long-term mortgage portfolio, greater delinquencies would adversely affect the value of our residual interests, if any, we hold in connection with that securitization.

           One of the primary sub-servicers of our long-term mortgage portfolio recently transferred the servicing rights and obligations to a third party. It is not unusual that whenever servicing is transferred, delinquencies increase often due to the borrower misunderstanding of the transfer and delays caused by payments being sent to the wrong servicer. This could increase delinquencies and as such adversely affect the performance of our securities and the value of our residual interests.

New regulatory laws affecting our operations may affect our ability to expand our mortgage lending operations.

           Changes to the laws, regulations or regulatory policies can affect whether and to what extent we may be able to expand our mortgage lending activities. Many states and local governments and the Federal government have enacted, or may enact laws, or regulations that restrict or prohibit some provisions in some programs or businesses that we currently participate in or plan to participate in the future. As such, we cannot be sure that in the future we will be able to engage in activities that were similar to those we engaged or participated in the past thereby limiting ability to commence new operations. As a result, we might be at a competitive disadvantage which would affect our operations and profitability.

           For example, the Consumer Financial Protection Bureau recently finalized its rulemaking implementing strict residential mortgage loan underwriting standards enacted under the Dodd-Frank Act. The Act and that rulemaking impose significant liability for violation of those underwriting standards, and offer certain protection from that liability only for loans that comply with tight limitations on upfront fees and that do not contain certain alternative features (like balloon payments). Those requirements, which become effective in 2014, may affect our ability to originate residential mortgage loans or the profitability of those operations.

Non-conforming mortgage loans in the long-term mortgage portfolio may expose us to a higher risk of delinquencies, foreclosures and losses adversely affecting our earnings and financial condition.

           Our long-term mortgage portfolio includes non-conforming single-family and multifamily mortgage loans. These are mortgages that generally did not qualify for purchase by government-sponsored agencies such as Fannie Mae and Freddie Mac. The performance of the long-term mortgage portfolio has been negatively affected by the losses from these mortgages. Credit risks associated with these mortgages may be greater than those associated with conforming mortgages. Mortgages made to these borrowers generally entail a higher risk of delinquency and higher losses than mortgages made to borrowers who utilize conventional mortgage sources. Delinquency, foreclosures and losses generally increase during economic slowdowns or recessions. The actual risk of delinquencies, foreclosures and losses on mortgages made to these borrowers are higher under current economic conditions than those in the past. Additionally, the combination of different underwriting criteria and higher rates of interest leads to greater risk, including higher prepayment rates and higher delinquency rates and /or credit losses. The long-term mortgage portfolio also contains loans that are interest only. If there is a decline in real estate values, as recently seen, borrowers may default on these types of loans since they have not reduced their principal balances, which, therefore, could exceed the value of their property. In addition, a reduction in property values would also cause an increase in the loan-to-value (LTV) ratio for that loan which could have the effect of reducing the value of the property collateralized by that loan, reducing the borrowers' equity in their homes to a level that would increase the risk of default.

Losses from defaulted loans may be higher than anticipated because we did not obtain mortgage insurance or if the mortgage insurance company is insolvent.

           Certain securitization trusts in the long term mortgage portfolio do not have credit enhancements such as mortgage pool insurance for all of the mortgages and mortgage investments. Generally, the Company required mortgage insurance on any first mortgage with an LTV ratio greater than 80%. During the time we hold mortgages for investment, we are subject to risks of borrower defaults and bankruptcies and special hazard losses that are not covered by standard hazard insurance. If a borrower defaults on a mortgage that we hold, we bear the risk of loss of principal to the extent there is any deficiency between the value of the related mortgaged property and the amount owing on the mortgage loan and any insurance proceeds available to us through the mortgage insurer. Also, to the extent we have mortgage insurance coverage, we may bear the risk of the insurance carriers rescinding such insurance under the terms of the policy, or not being able to make the required payments which will increase losses on foreclosures.

Representations and warranties made by us in our loan sales and securitizations may subject us to liability.

           In connection with our previous non-conforming loan sales to third parties and our prior securitizations, we transferred mortgages acquired and originated by us to third parties or into a trust in exchange for cash and, in the case of a securitized mortgage, residual certificates issued by the trust. The trustee, purchaser, bondholder, or other entities involved in the issuance of the securities (which may include bond insurers) may have recourse to us with respect to the breach of the representations, and warranties made by us at the time such mortgages are transferred or when the securities are sold. Those representations and warranties may include, but are not limited to, issues such as the validity of the lien, the absence of liens or delinquent taxes, the validity of the appraisal obtained in conjunction with the loan, the truthfulness of information used in the loan approval process, the loans compliance with all local, state and federal laws, the delivery of all documents required to perfect title to the lien, the loan meeting all underwriting criteria and the selection process used to include the loans in any particular transaction. Also, engage in bulk whole loan sales pursuant to agreements that generally provide for recourse by the purchaser against us in the event of a breach of one of our representations or warranties, any fraud or misrepresentation during the mortgage origination process, or upon early default on such mortgage. We attempt to limit the potential remedies of such purchasers to the potential remedies we received from those from whom we acquired or originated the mortgages. However, many of the entities we acquired loans from in the past are no longer in business. In some cases, the remedies available to a purchaser of mortgages from us may be broader or extend longer than those available to us against others whom have sold mortgage loans to us and should a purchaser enforce its remedies against us, we are not always able to enforce whatever remedies we have against others. Furthermore, if we discover, prior to the sale or transfer of a loan, that there is any fraud or misrepresentation with respect to the mortgage and the originator fails to repurchase the mortgage, then we may not be able to sell the mortgage or we may have to sell the mortgage at a discount.

The Company's long-term mortgage portfolio contains significant interest rate risks that are not currently hedged by the Company.

           The cash flows from residual interests in certain securitization trusts are contingent upon various factors including the interest income collected on the loans in the trusts in excess of the interest expense paid to respective bondholders. These cash flows are distributed to the residual interest holder after the required interest and principal payments are made to the bondholders. Interest rates on the bonds usually adjust monthly with changes primarily in one-month London Inter-bank Offering Rate (also known as LIBOR). Derivatives instruments (primarily interest rate swap agreements) inside the securitization trusts initially entered into were designed to offset the risk of movements in LIBOR that created the adverse effect of the interest income collected on the loans being less than interest expense paid to the respective bondholders. However, many of these derivatives agreements have maturities less than the maturities of the loans. Therefore, increases in LIBOR rates could significantly reduce the future cash flows we receive from the retained interests in these securitization trusts. The amount of the remaining derivatives instruments is not sufficient to fully protect the residual cash flows from increases in LIBOR. The Company does not have the ability to change the derivatives instruments inside the trusts and does not currently hedge this interest rate risk with derivatives instruments outside the securitization trusts. As a result of not fully hedging interest rate risks, the Company's future residual cash flows could be significantly affected by rising LIBOR rates.

The geographic concentration of our mortgages increases our exposure to risks in those areas.

           We do not set limitations on the percentage of mortgages composed of properties located in any one area (whether by state, zip code or other geographic measure). Concentration in any one area increases our exposure to the economic and natural hazard risks associated with that area. A majority of our mortgage acquisitions and originations and mortgages held in our long-term mortgage portfolio are secured by properties in California and, to a lesser extent, Florida, Washington and Oregon. These states have experienced, and may experience in the future, an economic downturn and California and Florida have also suffered the effects of certain natural hazards. As a result of the economic downturn, real estate values in California and Florida have decreased drastically and may continue to decrease in the future, which could have a material adverse effect on our results of operations or financial condition. In addition, Florida is among several states with higher than average costs for investors in circumstances of mortgage default and foreclosure, since the foreclosure process takes significantly longer than average. Accordingly, to the extent the mortgages we originate or are held in our long-term mortgage portfolio experience defaults or foreclosures in that area, we may be exposed to higher losses.

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

           We depend on the diligence, skill and experience of our senior executives, including our chief executive officer and president. We believe that our future results will also depend in part upon our attracting and retaining highly skilled and qualified management. We seek to compensate our executive officers, as well as other employees, through competitive salaries, bonuses and other incentive plans, but there can be no assurance that these programs will allow us to retain key management executives or hire new key employees. The loss of our chief executive officer, president, or other senior executive officers and key management could have a material adverse effect on our operations because other officers may not have the experience and expertise to readily replace these individuals. Competition for such personnel is intense, and we cannot assure you that we will be successful in attracting or retaining such personnel. Furthermore, in light of our present financial condition, no assurance can be given that we will retain these and other executive officers and key management personnel. To the extent that one or more of our top executives or other key management personnel are no longer employed by us, our operations and business prospects may be adversely affected. The loss of, and changes in, key personnel and their responsibilities may be disruptive to our business and could have a material adverse effect on our business, financial condition and results of operations.

A material difference between the assumptions used in the determination of the estimated fair value of our residual interests in our long-term mortgage portfolio and our actual experience could cause us to write down the value of these securities and could harm our liquidity and financial condition.

           We receive cash flows from the residual interests in the securitization trusts within our long-term mortgage portfolio. Investments in residual interests and subordinated securities are much riskier than investments in senior mortgage-backed securities because these subordinated securities bear credit losses prior to the related senior securities. The risk associated with holding residual interests and subordinated securities is greater than holding the underlying mortgage loans directly due to the concentration of losses attributed to the subordinated securities. The value of residual interests represents the present value of future cash flows expected to be received by us from the excess cash flows created in the securitization transaction. In general, future cash flows are estimated by taking the coupon rate of the loans underlying the transaction less the interest rate paid to the bond holders, less contractually specified servicing and trustee fees, and after giving effect to estimated prepayments, credit losses and over-collateralization requirements. We estimate future cash flows from these securities and value them utilizing assumptions based in part on projected interest rates, delinquency, mortgage loan prepayment speeds and credit losses. It is extremely difficult to validate the assumptions we use in valuing our residual interests. Even if the general accuracy of the valuation model is validated, valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships which drive the results of the model. Such assumptions are complex as we must make judgments about the effect of matters that are inherently uncertain. If our actual experience differs from our assumptions, we could be required to reduce the value of these residual interests and securities. Furthermore, if our actual experience differs materially from these assumptions, our cash flow, financial condition, results of operations and liquidity may be harmed.

A failure in or breach of our technology infrastructure, or the systems operated by our third-party service providers, to protect confidential information of borrowers could damage our reputation and substantially harm our business.

           We, or our third party service providers, maintain certain confidential information relating to our borrowers for mortgage loans. If the information is maintained electronically, we rely on encryption and authentication technology licensed from third parties to effect secure transmission of confidential information, including personal information and credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect customer transaction data. We may also be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems, which could lead to loss of critical data or the unauthorized disclosure of confidential borrower data. The possession and use of personal information in conducting our business subject us to legislative and regulatory burdens that may require notification to customers of a security breach, restrict our use of personal information and hinder our ability to operate our mortgage lending business. A failure in or breach of the security of our information systems, or those of our service providers, could result in damage to our reputation and harm our business.

We are subject to risks of operational failure that are beyond our control.

           Substantially all of our operations are located in Irvine, California and we have recently established operations in Lake Oswego, Oregon and, to a lesser extent, other areas within the U.S. Our systems and operations are vulnerable to damage and interruption from fire, flood, telecommunications failure, break-ins, earthquake and similar events. Our operations may also be interrupted by power disruptions. Furthermore, our security mechanisms may be inadequate to prevent security breaches to our computer systems, including from computer viruses, electronic break-ins and similar disruptions. Such security breaches or operational failures could expose us to liability, impair our operations, result in losses, and harm our reputation.

Our ability to utilize our net operating losses and certain other tax attributes may be limited.

           At the end of our 2012 taxable year, we had net operating loss (NOL) carry-forwards of approximately $489.4 million for federal income tax purposes and approximately $419.0 million for state income tax purposes. During the year ended December 31, 2012, estimated net operating loss carry-forwards were reduced as a result of the Company generating taxable income from cancellation of debt for approximately $12.0 million of securitized mortgage borrowings. Although, under existing tax rules, we are generally allowed to use those NOL carry-forwards to offset taxable income in subsequent taxable years, our ability to use those NOL carry-forwards to offset income may be severely limited to the extent that we experience an ownership change within the meaning of Section 382 of the Internal Revenue Code. These provisions could also limit our ability to deduct certain losses (built-in losses) we recognize after an ownership change with respect to assets we own at the time of the ownership change. In general, an ownership change, as defined by Section 382, results from transactions increasing ownership of certain stockholders or public groups in our stock by more than 50% over a three-year period. In addition, the generation of taxable income from cancellation of debt may further reduce the NOL. Any limitation on our NOL carry-forwards that could be used to offset taxable income would adversely affect our liquidity and cash flow, as and when we become profitable. However, we may not generate sufficient taxable income in future periods to be able to realize fully the tax benefits of our NOL carry-forwards.

We do not expect to pay dividends in the foreseeable future and we may be restricted in paying dividends on our common stock.

           We do not anticipate paying any dividends on our common stock in the foreseeable future and we intend to retain any future earnings for funding growth. We may also be restricted in paying dividends on our common stock. For example, our existing and any future warehouse facilities may contain covenants prohibiting dividend payments upon an occurrence of a default or otherwise. Furthermore, if we receive an adverse judgment on the purposed class action relating to our preferred stock and the Company is required to pay dividends on the preferred stock, we will be prohibited from paying dividends on our common stock until such preferred stock dividends are paid. As a result, you should not rely on an investment in our stock if you require dividend income. Capital appreciation, if any, of our stock may be your sole source of gain for the foreseeable future.

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

Provisions in our charter documents and Maryland law impose limitations that may delay or prevent our acquisition by a third party.

           Our charter and bylaws contain provisions that may make it more difficult for a third party to acquire control of us without the approval of our board of directors. These provisions include, among other things, advance notice for raising business or making nominations at meetings and blank check preferred stock that allows our board of directors, without stockholder approval, to designate and issue additional series of preferred stock with rights and terms as our board of directors may determine, including rights to dividends and proceeds in a liquidation that are senior to our common stock.

           We are also subject to certain provisions of the Maryland General Corporation Law, which could delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our stockholders receiving a premium over the price for their common stock or may otherwise be in the best interests of our stockholders. This includes the "business combinations" statute that prohibits transactions between a Maryland corporation and "interested stockholders," which is any person who beneficially owns 10% or more of the voting power of our then-outstanding voting stock for a period of five years unless the board of directors approved the transaction prior to the party's becoming an interested stockholder. The five-year period runs from the most recent date on which the interested stockholder became an interested stockholder. The law also requires a super majority stockholder vote for such transactions after the end of the five-year period.

           Maryland law also provides that "control shares" of a Maryland corporation acquired in a "control share acquisition" have no voting rights except to the extent approved by a vote of two-thirds of the shares eligible to vote. The control share acquisition statute would not apply to shares acquired in a merger, consolidation or share exchange if we were a party to the transaction. The control share acquisition statute could have the effect of discouraging offers to acquire us and of increasing the difficulty of consummating any such offers, even if our acquisition would be in our stockholders' best interests.

ITEM 1B. UNRESOLVED STAFF COMMENTS

           None.

ITEM 2. PROPERTIES

           Our primary executive and administrative offices are located at 19500 Jamboree Road, Irvine, California 92612 where we have a premises lease expiring in November 2016. We have two options to extend the term for five-year periods for each option. The premises consist of a seven-story building containing approximately 210,000 square feet with an initial annual rental rate of $31.80 per square foot, which amount increases every 30 months since commencement of the lease in October 2006. As of December 31, 2012, the Company has subleased approximately 62,000 square feet of our corporate headquarters. We also have a lease for our operations fulfillment center in Lake Oswego, Oregon occupying approximately 20,000 square feet that expires in October 2015.

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

           In accordance with FASB ASC 450, the Company establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and estimable. In any cases, there may be an exposure to losses in excess of any such amounts whether accrued or not. Any estimated loss is subject to significant judgment and is based upon currently available information, a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated loss will change from time to time, and actual results may vary significantly from the current estimate. Therefore, an estimate of possible loss represents what the Company believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company's maximum loss exposure. At December 31, 2012, the Company has a $6.1 million accrued liability recorded for such estimated loss exposure as discussed below.

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

           The legal matters summarized below are ongoing and may have an effect on the Company's business and future financial condition and results of operations:

           On December 7, 2011, a purported class action was filed entitled Timm, v. Impac Mortgage Holdings, Inc., et al. in the Circuit Court of Baltimore City alleging on behalf of holders of the Company's 9.375% Series B Cumulative Redeemable Preferred Stock (Preferred B) and 9.125% Series C Cumulative Redeemable Preferred Stock (Preferred C) who did not tender their stock in connection with the Company's 2009 completion of its Offer to Purchase and Consent Solicitation that the Company failed to achieve the required consent of the Preferred B and C holders, the consents to amend the Preferred stock were not effective because they were given on unissued stock (after redemption), the Company tied the tender offer with a consent requirement that constituted an improper "vote buying" scheme, and that the tender offer was a breach of a fiduciary duty. The action seeks the payment of two quarterly dividends for the Preferred B and C holders, the unwinding of the consents and reinstatement of the cumulative dividend on the Preferred B and C stock, and the election of two directors by the Preferred B and C holders. The action also originally sought punitive damages and legal expenses. On January 28, 2013, the court dismissed all individual director and officer defendants from the case and further dismissed the Second, Third and Fifth causes of action relating to an improper "vote buying" scheme, breach of fiduciary duty and punitive damages. The remaining causes of action against the Company allege the Preferred B holders did not approve amendments to its Articles Supplementary and the holders thereof seek to recover two quarters of dividends and to elect two members to the Board of Directors of the Company.

           On May 26, 2011, a matter was filed entitled Citigroup Global Markets, Inc. v. Impac Secured Assets Corp. et al., in the U.S. District Court Central District of California wherein the plaintiff alleged a violation of Section 18 and Section 20 of the Securities Act of 1933 and negligent misrepresentation, pertaining to the issuance and sale of bonds from a securitization trust. The plaintiff alleged they relied on certain documents filed with the Securities and Exchange Commission that were subsequently the subject of an amended filing. On December 20, 2012, the parties entered into a settlement agreement whereby the Company agreed to pay Citigroup an aggregate of $3.1 million within a 12-month period, which can be paid in shares or cash and the Company may be required to true-up proceeds from sales of shares with the issuance of additional shares to Citigroup. On January 24, 2013, the court approved the settlement. In January 2013, the Company made an initial payment under the terms of the settlement agreement of approximately $1.1 million with the issuance of 84,942 shares of common stock with remaining payments to be made either in shares of common stock or cash, in the Company's discretion, during 2013.

           On April 30, 2012, a purported class action was filed in the Superior Court of the State of California entitled Marentes v. Impac Mortgage Holdings, Inc., alleging that certain loan modification activities of the Company constitute an unfair business practice, false advertising and marketing, and that the fees charged are improper. The complaint seeks unspecified damages, restitution, injunctive relief, attorney's fees and pre-judgment interest. On August 22, 2012, the plaintiff filed an amended complaint adding Impac Funding Corporation as a defendant and on October 2, 2012, the plaintiff dismissed Impac Mortgage Holdings, Inc., without prejudice. On December 27, 2012, the court granted IFC's motion to dismiss and on January 30, 2013, the plaintiffs appealed the court's dismissal.

           On June 27, 2000, a purported class action was filed in the U.S. District Court for the Western District of Missouri entitled Gilmor, et al. v. Preferred Credit Corp., et. al., alleging the originator of various second mortgage loans in Missouri and other assignees of the loans charged fees and costs in violation of Missouri's Second Mortgage Loan Act. The plaintiffs were seeking on behalf of themselves and the members of the class, among other things, disgorgement or restitution of all improperly collected charges, the right to rescind all affected loan transactions, the right to offset any finance charges, closing costs, points or other loan fees paid against the principal amounts due on the loans if rescinded, actual and punitive damages, and attorneys' fees. The court granted the plaintiffs' motion for class certification. In December 2012, the parties entered into a settlement agreement whereby the Company agreed to pay the plaintiffs the sum of $3.0 million and on March 6, 2013, the settlement was approved by the court.

           On October 16, 2012, a matter was filed in the Superior Court of the State of California, Orange County entitled Deutsche Bank National Trust Company, in its individual capacity, and as Indenture Trustee of Impac Secured Assets CMB Trust Series 1998-1, Impac CMB Trust Series 1999-2, 2000-2, 2001-4, 2002-1, and 2003-5, and Impac Real Estate Asset Trust Series 2006-SD1 v. Impac Mortgage Holdings, Inc., et al. The action alleges the defendants owe the plaintiff indemnification for settlements that the plaintiff allegedly entered into in connection with the Gilmor, et al. v. Preferred Credit Corp., et al. matter described above. The plaintiff seeks declaratory and injunctive relief and unspecified damages.

           On January 30, 2012, a Summons with Notice was filed in the Supreme Court of the State of New York entitled Deutsche Zentral-Genossenschaftsbank AG New York Branch, dba DZ Bank AG, New York Branch v. JP Morgan Chase & Co., et al. Named as a defendant in that action is Impac Secured Assets Corp. (ISAC). On August 3, 2012, a Consolidated Complaint was filed in which the above matter was consolidated with two other cases by the same plaintiff and DG Holding Trust. The Consolidated Complaint alleges misrepresentations in connection with the marketing and sale of mortgage backed securities issued by ISAC that the plaintiff purchased. The complaint seeks rescission, damages, prejudgment interest, punitive damages, and attorney's fees in an amount to be proven at trial. A motion to dismiss has been filed, which is pending.

           In October 2011 and November 2012, the Company received letters from Countrywide Securities Corporation (Countrywide), Merrill Lynch, Pierce, Fenner & Smith Incorporated (Merrill Lynch), and UBS Securities LLC (UBS) claiming indemnification relating to mortgage-backed securities bonds issued, originated or sold by ISAC, IFC, IMH Assets Corp. and the Company. The claims seek indemnification from claims asserted against Countrywide, Merrill Lynch, and UBS in specified legal actions entitled American International Group Inc. v. Bank of America Corp., et al, in the United States District Court for the Southern District of New York and Federal Home Loan Bank of Boston v. Ally Financial, Inc., et al, in the United States District Court for the District of Massachusetts. The notices each seek indemnification for all losses, liabilities, damages and legal fees and costs incurred in those actions. Further related to these claims, the Company received a demand for claims relating to 12 residential mortgage backed securities it purchased which the Company was depositor, sponsor, seller and/or originator. The demanding party contends it has suffered losses on the securities and contends there were misrepresentations and breaches of representations and warranties regarding the securities. In October 2012 and January 2013, Deutsche Bank issued indemnification demands to IFC for claims asserts against them in the Superior Court of New York in a case entitled Royal Park Investments SA/NV v. Merrill Lynch, et. al. and Sealink Funding Ltd. v. Deutsche Bank. In February 2013, the Company also received a notice of intent to seek indemnification on behalf of Deutsche Bank AG, Deutsche Bank Securities, Inc., DB Structured Products, Inc., ACE Securities Corp and Deutsche Alt-A Securities, Inc. The claim relates to an action filed against those entities in the Superior Court of New York.

           On or about April 20, 2011, an action was filed with the American Arbitration Association entitled Federal Home Loan bank of Boston v. Ally Financial Inc., et al, naming IMH Assets Corp, IFC, the Company, and ISAC as defendants. The complaint alleges misrepresentations in the materials used to market mortgage backed securities that the plaintiff purchased. The complaint seeks damages and attorney's fees in an amount to be established at time of trial. The case was removed to the United States District Court for the District of Massachusetts and the defendants' motion to dismiss is pending.

           On or about November 27, 2012, a demand for arbitration was filed entitled Mortgage Cadence, LLC v. Excel Mortgage Servicing, Inc., alleging the plaintiff provided a new loan origination system to Excel and is seeking unpaid monthly payments of approximately $1.4 million and for usage fees. The matter is presently set for arbitration on August 5, 2013.

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

ITEM 4. MINE SAFETY DISCLOSURES

           Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

           Our common stock is currently listed on the NYSE MKT under the symbol "IMH".

           The following table summarizes the high, low and closing sales prices for our common stock for the periods indicated:

	2012			2011
	High	Low	Close	High	Low	Close
First Quarter	2.90	1.98	2.33	3.36	2.59	2.73
Second Quarter	2.50	1.95	2.01	3.99	2.61	2.93
Third Quarter	8.63	1.93	7.35	2.95	1.80	1.95
Fourth Quarter	18.00	7.13	14.10	2.90	1.45	2.01

           On March 6, 2013, the last quoted price of our common stock on the NYSE MKT was $11.39 per share. As of March 6, 2013, there were 246 holders of record, including holders who are nominees for an undetermined number of beneficial owners, of our common stock.

           The Board of Directors of the Company authorizes in its discretion the payment of cash dividends on its common stock, subject to an ongoing review of our profitability, liquidity and future operating cash requirements. We and some of our subsidiaries are subject to restrictions under our warehouse borrowings and long-term debt agreements on our ability to pay dividends if there is an event of default or otherwise. Plus, certain debt arrangements require the maintenance of ratios and contain restrictive financial covenants that could limit our ability, and the ability of our subsidiaries, to pay dividends. The Board of Directors did not declare cash dividends on our common stock during the years ended December 31, 2012 and 2011. We do not expect to declare or pay any cash dividends on our common stock in the foreseeable future.

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

Market Conditions

           Real estate activity showed some encouraging signs as the nationwide average of home prices have appeared to hit a bottom and are starting to recover, although home prices continued to decline in many parts of the U.S. during 2012 as evidenced below by the Standard & Poor's Case-Shiller 10-City Composite Home Price Index for December 2012. Home prices have stayed within a tight range over the last three years. However, the trajectory of the index has turned sharply positive and increased 8.4% since reaching its low in early 2012. Home sales continue on an upward trend with purchase applications showing small but steady year over year growth. Some positive news indicates that December housing starts reached the highest level in four years with both single family and multi-family starts finishing 2012 with significant increases. Single family starts saw a 23% increase in 2012 while multi-family housing starts increased 38% for the year, according to the Mortgage Bankers Association. The trend is expected to continue into 2013 as housing permits continued on an upward trajectory.

           As housing continues to recover, increased competition will continue to effect margins and market share for mortgage loan originators. While the average rate of a 30-year fixed rate mortgage tracked by Freddie Mac has risen 0.25% from a record low in November, that's less than half of the 0.54% increase in a Bloomberg index of yields on the government-backed securities into which lenders package new loans. This difference, known as the primary-secondary spread, is a gauge of the profitability of originators. While the secondary spread reached an all-time high of 1.8% in September, it is expected that the margin will begin to normalize in 2013 as new competitors enter the market and refinance activity begins to decline.

           As a result of the current conditions of the U.S. economy, short-term interest rates have been and are expected to remain relatively low. In the December 2012 Federal Open Market Committee statement, the Committee decided to replace their calendar approach, whereby rates were scheduled to stay low until mid-2015, with numerical thresholds—To keep rates at low levels as long as the unemployment rate remains above 6.5% and inflation is at 2.5% or less. The committee also decided to continue its program to extend the average maturity of its holdings of securities as announced in September. The committee is maintaining its existing policies of reinvesting from its holdings of agency debt and agency mortgage-backed securities in agency mortgage-backed securities and of rolling over maturing Treasury securities at auction. The combination of these actions may increase equity prices and has decreased mortgage interest rates. Although the benefits of these actions are difficult to assess, the expectation is that they will add to the current moderate pace of consumer spending and to the improving pace of new and existing home purchases in 2013.

 Selected Financial Results for 2012

           The increase in our mortgage lending originations and servicing portfolio resulted in our mortgage lending segment showing the most improvement and growth for the year of 2012 as compared to 2011 as shown below:

	For the year ended December 31,
	2012		2011
	Net earnings (loss)	Diluted EPS	Net earnings (loss)	Diluted EPS
Mortgage Lending	$18,093	$2.29	$(11,258)	$(1.35)
Real Estate Services	12,638	1.60	19,134	2.29
Long-term Mortgage Portfolio	(17,313)	(2.19)	(380)	(0.04)

Continuing Operations	$13,418	$1.70	$7,496	$0.90
Income tax expense from continuing operations	1,244	0.16	1,194	0.14

Continuing operations, net of tax	$12,174	$1.54	$6,302	$0.76
Discontinued Operations, net of tax	(15,549)	(1.96)	(3,078)	(0.37)

Net (loss) earnings attributable to IMH	$(3,375)	$(0.42)	$3,224	$0.39

Continuing Operations

  •
  The continuing operations, comprised of mortgage lending, real estate services and our long-term mortgage portfolio, earned $1.54 per diluted share in 2012 as compared to $0.76 per diluted share in 2011. The increase was primarily associated with the increase in net earnings from mortgage lending activities due to the growth in both mortgage lending originations and their related sales.

  •
  Earnings before tax from the mortgage lending segment increased to $18.1 million for the year ended December 31, 2012, compared to a loss of $11.3 million for 2011 primarily due to the increase in origination volumes and their related sales. The mortgage lending segment originated $2.4 billion and sold $2.3 billion of loans during the year ended December 31, 2012, as compared to $883.2 million and $823.4 million of loans originated and sold, respectively, in 2011. The increase in lending activities produced mortgage lending revenues of $73.1 million for the year ended December 31, 2012, respectively, compared to $13.8 million for 2011.

  •
  Earnings before tax from the real estate services segment decreased to $12.6 million for the year ended December 31, 2012, compared to earnings of $19.1 million for 2011 with the decline due to the sale of the title insurance company in 2011 and a decrease in real estate service fees associated with declining balances in the long-term mortgage portfolio.

  •
  Loss before tax from the long-term mortgage portfolio segment increased to $17.3 million for the year ended December 31, 2012, compared to a loss of $380 thousand for 2011 primarily due to the decrease in fair value of net trust assets. The change in fair value of the net trust assets declined as a result of $10.3 million in residual cash flows received combined with updated assumptions applied to certain securitization trusts within the long-term mortgage portfolio at December 31, 2012 which assumptions are based on the expectation of an acceleration of foreclosure liquidation losses in the near future.

Discontinued Operations

  •
  Loss from discontinued operations, net of tax, was $15.5 million for the year ended December 31, 2012 compared to a loss of $3.1 million for 2011 due to $6.1 million in legal settlements reached for two remaining legacy lawsuits, significant legal fees incurred during 2012 defending these matters and a $5.7 million increase in the repurchase reserve provision related to the discontinued mortgage operations conducted by IFC.

Status of Operations

           Today, we primarily have three operating segments: Mortgage Lending, Real Estate Services and Long-Term Mortgage Portfolio (also collectively referred to as our continuing operations).

Mortgage Lending

           Our mortgage lending business grew rapidly during 2011 and 2012. In 2012, all sources of origination volume more than doubled from 2011. However, our correspondent channel achieved the most significant growth as a percentage of total originations. To facilitate the growth, we expanded our warehouse borrowing capacity. Additionally we were able to grow our servicing portfolio.

	For the year ended December 31,
(in millions)	2012	2011	% Change
Originations	$2,419.7	$883.2	174%
Servicing Portfolio (1)	2,177.2	605.4	260%
Warehouse Capacity	217.5	87.5	149%

(1)
Includes approximately $513.2 million in unpaid principal balance of servicing sold but not transferred as of December 31, 2012.

           Our strategy is to expand our mortgage lending platform and generate attractive, risk-adjusted returns for our stockholders over the long-term by:

  •
  maintaining our ability to sell mortgage loans directly to GSEs and issue government securities through Ginnie Mae;

  •
  diversifying and increasing origination volumes of mortgage loans across all of our channels- Retail, Wholesale and Correspondent;

  •
  increasing the proportion of purchase- money transactions as compared to re-financing transactions in our mix of loan volume to help create more stable origination volumes;

  •
  expanding our product offering to include more products that are less sensitive to changing interest rates and retain the mortgage servicing rights to those products;

  •
  increasing the brand awareness of our "Impac" brand through marketing and public relations campaigns;

  •
  increasing our mortgage servicing portfolio with additional high credit quality and low coupon conventional and government loans; and

  •
  increasing our operational efficiencies.

           Our loan products primarily include conventional loans for Fannie Mae and Freddie Mac and government loans insured by FHA, VA and USDA.

Originations by Loan Type:

	For the year ended December 31,
(in millions)	2012	2011	% Change
Government (1)	$703.7	$220.6	219%
Conventional (2)	1,653.2	634.6	161%
Other	62.8	28.0	124%

Total originations	$2,419.7	$883.2	174%
Weighted Average FICO (3)	729	737
Weighted Average LTV (4)	86.47	77.81
Weighted Average Coupon	3.83	4.33
Average Loan Size	230,621	239,645

(1)
Includes government-insured loans including FHA, VA and USDA
(2)
Includes loans eligible for sale to Fannie Mae and Freddie Mac
(3)
FICO—Fair Isaac Company credit score
(4)
LTV—loan to value—measures ratio of loan balance to estimated property value based upon third party appraisal

           We expect to continue originating conventional and government-insured loans as we believe that having the ability to sell loans direct to GSEs and issue Ginnie Mae securities makes us more competitive with regard to products, pricing, operational efficiencies and overall recruitment of high quality loan originators.

           In 2012, our mortgage lending channels that experienced the largest percentage of growth were our retail and correspondent channels.

	For the year ended December 31,
(in millions)	2012	%	2011	%
Originations by Channel:
Wholesale	$1,293.2	53%	$572.4	65%
Retail	735.3	30%	295.3	33%
Correspondent	391.2	17%	15.5	2%

Total originations	$2,419.7	100%	$883.2	100%

           We believe that having a more balanced origination mix across our channels will translate into improved gain on sale pricing from retail loans, increased efficiency in the correspondent channel and better position the Company for future opportunities. We expect to continue our expansion and growth in originations through our retail and correspondent channels. We believe that this will primarily be achieved by opening new retail offices and hiring additional retail loan officers for our existing offices and call centers and increasing our active customer base in correspondent channel. We believe our wholesale lending channel will continue to be a key component of our origination platform, however our focus to expand our retail and correspondent origination volumes will more equally balance originations across all of our channels.

           Improving the mix of purchase-money transactions creates better opportunities to increase our origination market share in a decreasing refinance market.

	For the year ended December 31,
(in millions)	2012	%	2011	%
Originations by Purpose:
Refinance	$1,674.4	69%	$469.3	53%
Purchase	745.3	31%	413.9	47%

Total originations	$2,419.7	100%	$883.2	100%

           To better capture purchase money business, we invested in and designed a web-based technology that both loan officers and real estate brokers can use to create leads and provide financing to borrowers. Through this technology, we have been able to increase the number of relationships with real estate professionals, leading to an increase in purchase-money transactions. As of the end of 2012, we had in excess of 1,200 real estate professionals using the technology with over 2,500 real estate listings.

           We have also enhanced our product offering to include more loan products less sensitive to changing interest rates, including FHA 203(k), a home improvement loan that provides the borrower funds to make renovations, reverse mortgages, intermediate Adjustable Rate Mortgages and GSE and government sponsored loan programs such as Home Affordable Refinance Program (HARP) loans which help timely paying borrowers to refinance into a loan with a lower interest rate despite the loan balance being greater than the estimated fair value of their home. We believe that these loan products will prepay at a slower rate as compared to other products. By retaining these loan products in our servicing portfolio, we expect to maintain a less volatile mortgage servicing portfolio.

           During 2012, our warehouse borrowing capacity increased $130.0 million to $217.5 million. At December 31, 2012, we had five warehouse lender relationships, including one relationship with a major national financial institution. During the first quarter of 2013, we obtained approvals for an additional $100 million in total warehouse capacity including a new relationship with another national warehouse lending bank.

           During 2012, the mortgage servicing portfolio increased to $2.2 billion as compared to $605.4 million at the end of 2011. We earn servicing fees, net of sub-servicer costs from our mortgage servicing portfolio. The servicing portfolio generated gross servicing fees of $3.0 million, and $678 thousand in 2012 and 2011, respectively.

           The following table includes information about our mortgage servicing portfolio:

(in millions)	At December 31, 2012	% 60+ days delinquent	At December 31, 2011	% 60+ days delinquent
Fannie Mae	$619.6	0.00%	$310.0	0.00%
Freddie Mac	100.4	0.00%	10.1	0.00%
Ginnie Mae	655.4	0.64%	73.3	0.27%

Total owned servicing portfolio	$1,375.4	0.30%	$393.4	0.05%
Servicing Sold	$513.2	0.00%	$—	0.00%
Interim Servicing (1)	173.6	0.00%	66.7	0.00%
Acquired Portfolio (2)	115.0	9.69%	145.3	8.29%

Total servicing portfolio	$2,177.2	1.39%	$605.4	5.69%
Number of loans	11,352		4,414
W/A FICO	743		754
W/A LTV	86.1%		76.0%
W/A Coupon	3.86%		4.17%
Avg. Loan size (in thousands)	$191.8		$137.0

(1)
Represents mortgage loans funded and setup on our sub-servicer's system, but not sold yet
(2)
Represents servicing portfolio acquired in 2010 acquisition of AmeriHome

           During 2012, the mortgage servicing portfolio increased to $2.2 billion from $605.4 million at the end of 2011, generating gross servicing fees of $3.0 million, and $678 thousand in 2012 and 2011, respectively.

           We also believe that there are other opportunities that exist in today's mortgage and lending markets. Depending on the amount of capital we have available, either internally generated or otherwise, we are considering pursuing opportunities to begin originating small balance multifamily loans, originating, pooling and securitizing jumbo mortgage loans and offering warehouse lines to small banks, credit unions and mortgage banking firms as Impac had done in the past.

Real Estate Services

           We provide portfolio loss mitigation and real estate services including REO surveillance and disposition services, default surveillance and loss recovery services, short sale and real estate brokerage services, portfolio monitoring and reporting services.

           For the year ended December 31, 2012 and 2011, real estate services fees, net were $21.2 million as compared to $42.2 million in 2011. The decrease in real estate services fees, net is primarily due to a decline in the long-term mortgage portfolio and the associated real estate and recovery activities as well as the sale of the title insurance company in 2011. As expected, the real estate service activities and revenues declined as lending activities and revenues increased from the recent expansion of the mortgage lending business.

           We intend to continue to provide these services predominantly for our long-term mortgage portfolio. However, we expect these revenues to gradually decline over time as our long-term mortgage portfolio declines. To the extent that opportunities arise, we may expand our loss mitigation and real estate services to third parties.

Long-Term Mortgage Portfolio

           Although we have seen some stabilization and improvement in defaults, the portfolio continues to suffer losses and may continue for the foreseeable future until we see a significant decline in the number of foreclosure properties in the market.

           At December 31, 2012, our residual interest in securitizations (represented by the difference between total trust assets and total trust liabilities) decreased to $15.9 million, compared to $26.5 million at December 31, 2011. The decrease in residual fair value in 2012 was primarily due to $10.3 million in cash received and a decrease in fair value related to write-downs of REO and changes in assumptions associated with defaults and severities, offset by an increase in fair value related to net interest income accretion.

           For additional information regarding the long-term mortgage portfolio refer to Financial Condition and Results of Operations below.

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

           Mortgage loans held-for-sale—We elected to carry our mortgage loans held-for-sale originated or acquired from the mortgage lending operation at fair value. Fair value is based on quoted market prices, where available, prices for other traded mortgage loans with similar characteristics, and purchase commitments and bid information received from market participants.

           Mortgage servicing rights—We elected to carry all of our mortgage servicing rights arising from the mortgage loan origination operation at fair value. The fair value of mortgage servicing rights is based upon market prices for similar instruments and a discounted cash flow model. The valuation model incorporates assumptions that market participants would use in estimating the fair value of servicing. These assumptions include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, prepayment and late fees, among other considerations.

           Derivative financial instruments—We utilize certain derivative instruments in the ordinary course of our business to manage our exposure to changes in interest rates. These derivative instruments include forward sales of MBS and forward loan sale commitments (Hedging Instruments). We also issue IRLCs to borrowers in connection with single family mortgage loan originations. We recognize all derivative instruments at fair value. The estimated fair value of IRLCs are based on underlying loan types with similar characteristics using the TBA MBS market, which is actively quoted and easily validated through external sources. The data inputs used in this valuation include, but are not limited to, loan type, underlying loan amount, note rate, loan program, and expected sale date of the loan, adjusted for current market conditions. These valuations are adjusted at the loan level to consider the servicing release premium and loan pricing adjustments specific to each loan. For all IRLCs, the base value is then adjusted for the anticipated Pull-through Rate. The fair value of the Hedging Instruments is based on the actively quoted TBA MBS market using observable inputs related to characteristics of the underlying MBS stratified by product, coupon and settlement date and are recorded in other liabilities in the consolidated balance sheet. The initial and subsequent changes in value of IRLCs and forward sale commitments are a component of mortgage lending gains and fees, net in the consolidated statement of operations.

           Long-term debt—Long-term debt (consisting of trust preferred securities and junior subordinated notes) is reported at fair value within the long-term mortgage portfolio. These securities are measured based upon an analysis prepared by management, which considers the Company's own credit risk, including settlements with trust preferred debt holders and discounted cash flow analysis. Unrealized gains and losses are recognized in earnings in the accompanying statement of operations within non-interest income. Our estimate of the fair value of the long-term debt requires us to exercise significant judgment as to the timing and amount of the future obligation. Changes in assumptions resulting from changes in the Company's own credit risk profile will impact the estimated fair value of the long-term debt and those changes are recorded as a component of net earnings. A change in assumptions associated with the improvement in the Company's own credit risk profile could result in a significant increase in the estimated fair value of the long-term debt which would result in a significant charge to net earnings.

Variable Interest Entities and Transfers of Financial Assets and Liabilities

           Historically, we securitized mortgages in the form of collateralized mortgage obligations (CMO), which were consolidated and accounted for as secured borrowings for financial statement purposes. We also securitized mortgages in the form of real estate mortgage investment conduits (REMICs), which were either consolidated or unconsolidated depending on the design of the securitization structure. CMO and certain REMIC securitizations contained structural terms that resulted in the transferee (securitization trust) to not be a qualifying special purpose entity (QSPE), and therefore we consolidated the variable interest entity (VIE) as it was the primary beneficiary of the sole residual interest in each securitization trust. Generally, this was achieved by including terms in the securitization agreements that gave us the ability to unilaterally cause the securitization trust to return specific mortgages, other than through a clean-up call. Amounts consolidated are included in trust assets and liabilities as securitized mortgage collateral, real estate owned, derivative assets, securitized mortgage borrowings and derivative liabilities in the accompanying consolidated balance sheets.

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

           These securitizations are evaluated for consolidation based on the provisions of FASB ASC 810-10-25, which eliminated the concept of a QSPE and changed the approach to determine a securitization trust's primary beneficiary. Amounts consolidated are included in trust assets and liabilities as securitized mortgage collateral, real estate owned, derivative assets, securitized mortgage borrowings and derivative liabilities in the accompanying consolidated balance sheets.

Net Realizable Value (NRV) of REO

           The Company considers the NRV of its REO properties in evaluating REO losses. When real estate is acquired in settlement of mortgage loans, or other real estate owned, the mortgage is written-down to a percentage of the property's appraised value, broker's price opinion or list price less estimated selling costs and including mortgage insurance proceeds expected to be received. Subsequent changes in the NRV of the REO is reflected as a write-down of REO and results in additional losses.

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

           Investors may request us to repurchase loans or to indemnify them against losses on certain loans which the investors believe either do not comply with applicable representations or warranties or defaulted shortly after its purchase. Upon completion of its own investigation regarding the investor claims, we repurchase or provide indemnification on certain loans, as appropriate. We maintain a liability reserve for expected losses on dispositions of loans expected to be repurchased or on which indemnification is expected to be provided. We regularly evaluate the adequacy of this repurchase liability reserve based on trends in repurchase and indemnification requests, actual loss experience, settlement negotiations, and other relevant factors including economic conditions.

           We record a provision for losses relating to such representations and warranties as part of each loan sale transactions. The method used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a combination of factors, including, but not limited to, estimated future defaults and loan repurchase rates and the potential severity of loss in the event of defaults and the probability of reimbursement by the correspondent loan seller. We establish a liability at the time loans are sold and continually update our estimated repurchase liability. The level of the repurchase liability for representations and warranties is difficult to estimate and requires considerable management judgment. The level of mortgage loan repurchase losses is dependent on economic factors, investor demand strategies, and other external conditions that may change over the lives of the underlying loans.

Interest Income and Interest Expense

           Interest income on securitized mortgage collateral and interest expense on securitized mortgage borrowings are recorded using the effective yield for the period based on the previous quarter-end's estimated fair value. Interest expense on long-term debt is recorded using the effective yield method based on estimated future interest rates and cash flows.

 Financial Condition and Results of Operations

Financial Condition

As of December 31, 2012 compared to December 31, 2011

           The following table shows the condensed consolidated balance sheets for the following periods:

	December 31,
			Increase (Decrease)	% Change
	2012	2011
Cash	$12,711	$7,653	$5,058	66%
Restricted cash	3,230	5,019	(1,789)	(36)
Total trust assets	5,810,506	5,506,193	304,313	6
Mortgage loans held-for-sale	118,786	61,718	57,068	92
Mortgage servicing rights	10,703	4,141	6,562	158
Other assets (2)	30,652	27,316	3,336	12

Total assets	$5,986,588	$5,612,040	$374,548	7%

Total trust liabilities	$5,794,656	$5,479,687	$314,969	6%
Warehouse borrowings	107,569	58,691	48,878	83
Long-term debt ($71,120 par)	12,731	11,561	1,170	10
Repurchase reserve (1)	10,562	5,816	4,746	82
Notes payable	3,451	5,182	(1,731)	(33)
Other liabilities (2)	27,776	20,006	7,770	39

Total liabilities	5,956,745	5,580,943	375,802	7
Total IMH stockholders' equity	28,960	29,968	(1,008)	(3)
Noncontrolling interest	883	1,129	(246)	(22)

Total equity	29,843	31,097	(1,254)	(4)

Total liabilities and stockholders' equity	$5,986,588	$5,612,040	$374,548	7%

(1)
$8.2 million and $5.2 million of the repurchase reserve were within discontinued operations at December 31, 2012 and 2011, respectively.
(2)
Included within other assets and liabilities are the assets and liabilities of the discontinued operations.

           At December 31, 2012 and 2011, net trust assets and liabilities were as follows:

	December 31,
			Increase (Decrease)	% Change
	2012	2011
Total trust assets	$5,810,506	$5,506,193	$304,313	6%
Total trust liabilities	5,794,656	5,479,687	314,969	6

Residual interests in securitizations	$15,850	$26,506	$(10,656)	(40)%

           At December 31, 2012, cash increased to $12.7 million from $7.7 million at December 31, 2011. The primary sources of cash between periods were $73.8 million in fees generated from the mortgage lending operations and real estate services (net of non-cash fair value adjustments), $8.8 million from residual interests in securitizations (net of the $1.5 million restricted excess cash in the reserve account) and $7.0 million from the issuance of the note payable. Offsetting the sources of cash were continuing operating expenses totaling $76.9 million, payments on the notes payable of $9.9 million (including $3.0 million which came from reserve accounts) and settlements of repurchase requests associated with loans sold by the discontinued non-conforming mortgage operations of approximately $2.8 million.

           Since the consolidated and unconsolidated securitization trusts are nonrecourse to the Company, trust assets and liabilities have been netted to present our interest in these trusts more simply, which are considered the residual interests in securitizations. For unconsolidated securitizations the residual interests represent the fair value of investment securities available-for-sale. For consolidated securitizations, the residual interests are represented by the fair value of securitized mortgage collateral and real estate owned, offset by the fair value of securitized mortgage borrowings and net derivative liabilities. We receive cash flows from our residual interests in securitizations to the extent they are available after required distributions to bondholders and maintaining specified overcollateralization levels and other specified parameters (such as maximum delinquency and cumulative default) within the trusts. The estimated fair value of the residual interests, represented by the difference in the fair value of total trust assets and total trust liabilities, was $15.9 million at December 31, 2012, compared to $26.5 million at December 31, 2011. During 2012, we decreased the investor yield requirements for securitized mortgage borrowings as estimated bond prices have continued to improve and corresponding yields have decreased. The decrease in investor yield assumptions on securitized mortgage collateral and securitized mortgage borrowings resulted in an increase in the estimated fair value of these trust assets and liabilities.

           Mortgage loans held-for-sale increased $57.1 million to $118.8 million at December 31, 2012 as compared to $61.7 million at December 31, 2011. The increase is due to the expansion of our mortgage lending operations in 2012 associated with the growth of our retail and correspondent lending channels. Average monthly loan originations increased to approximately $200 million in 2012 as compared to $74 million in 2011.

           Mortgage servicing rights increased $6.6 million to $10.7 million at December 31, 2012 as compared to $4.1 million at December 31, 2011. The increase is due to an increase in our mortgage servicing portfolio with servicing retained loan sales of $2.2 billion in 2012 as compared to $419.9 million in 2011. Partially offsetting the increase was the sale of servicing rights of $8.8 million during 2012 and fair value adjustments of $0.6 million. At December 31, 2012, we serviced $2.2 billion in unpaid principal balance (UPB) for others, including $513.2 million sold but not yet transferred at December 31, 2012 as compared to $605.4 million at December 31, 2011.

           At December 31, 2012, the balance of deferred charge was $12.0 million and was included in other assets. For the year ended December 31, 2012, we were not required to record income tax expense resulting from deferred charge impairment write-downs based on changes in estimated fair value of securitized mortgage collateral. The deferred charge arose as a result of the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH in prior years (when IMH was a REIT). This balance is recorded as required by GAAP and does not have any realizable cash value.

           Warehouse borrowings increased $48.9 million to $107.6 million at December 31, 2012 as compared to $58.7 million at December 31, 2011. The increase is due to the expansion of our mortgage lending operations and increased loan originations. During 2012, we increased our total borrowing capacity to $217.5 million at December 31, 2012 as compared to $87.5 million at December 31, 2011.

           At December 31, 2012, notes payable was $3.5 million as compared to $5.2 million at December 31, 2011. During 2012, we entered into a new $7.5 million structured debt agreement using eight of our residual interests (net trust assets) as collateral. We used a portion of the proceeds to pay off the $408 thousand balance (net of the reserve account) on the previous debt agreement. We received proceeds of $7.0 million, net of the aforementioned payoff and transaction costs of approximately $50 thousand. The note payable bears interest at a fixed rate of 25% per annum, is amortized in equal principal payments over 18 months and matures in July 2013.

           Repurchase reserve liability increased to $10.6 million at December 31, 2012 as compared to $5.8 million at December 31, 2011. The increase is primarily due to the discontinued lending operations of IFC. During the year ended December 31, 2012, we paid approximately $2.8 million to settle previous repurchase claims related to our discontinued operations. Our discontinued operations continue to receive repurchase requests from Fannie Mae resulting in increases in estimated repurchase obligations. At December 31, 2012, the repurchase reserve within discontinued operations was $8.2 million as compared to $5.2 million at December 31, 2011. Additionally, we have approximately $2.4 million in repurchase reserves related to the loans sold by the continuing mortgage lending operations since early 2011.

           Other liabilities increased $7.8 million to $27.8 million at December 31, 2012 as compared to $20.0 million at December 31, 2011. The increase is primarily due to a $6.1 million legal settlement recorded in the third quarter of 2012, associated with the settlement of two of our remaining legacy lawsuits related to discontinued operations.

           Book value per common share was $(2.59) as of December 31, 2012, as compared to $(2.65) as of December 31, 2011 (inclusive of the remaining $51.8 million of liquidation preference on our preferred stock).

           Total assets and total liabilities were $6.0 billion at December 31, 2012 as compared to $5.6 billion at December 31, 2011. The changes in total assets and liabilities are primarily attributable to increases in our trust assets and trust liabilities as summarized below.

	December 31,
			Increase (Decrease)	% Change
	2012	2011
Securitized mortgage collateral	$5,787,884	$5,449,001	$338,883	6%
Other trust assets	22,622	57,192	(34,570)	(60)

Total trust assets	5,810,506	5,506,193	304,313	6
Securitized mortgage borrowings	$5,777,456	$5,454,901	$322,555	6%
Other trust liabilities	17,200	24,786	(7,586)	(31)

Total trust liabilities	5,794,656	5,479,687	314,969	6

Residual interests in securitizations	$15,850	$26,506	$(10,656)	(40)%

           We update our collateral assumptions quarterly based on recent delinquency, default, prepayment and loss experience. Additionally, we update the forward interest rates and investor yield (discount rate) assumptions based on information derived from market participants. During 2012, we decreased the investor yield requirements for securitized mortgage borrowings as estimated bond prices have continued to improve and corresponding yields have decreased. The decrease in investor yield assumptions on securitized mortgage collateral and securitized mortgage borrowings resulted in an increase in the value of these trust assets and liabilities.

  •
  Securitized mortgage collateral increased $338.9 million during 2012, primarily due to an increase in fair value due to a reduction in investor yield requirements, partially offset by an increase in loss assumptions, reductions in principal from borrower payments and transfers of loans to REO for single-family and multi-family collateral. Additionally, other trust assets declined $34.6 million during 2012, primarily due to REO liquidations of $70.9 million and additional impairment write-downs of $13.3 million. Partially offsetting the decrease from liquidations were increases in REO from foreclosures of $50.2 million.

  •
  Securitized mortgage borrowings increased $322.6 million during 2012, primarily due to an increase in fair value due to a reduction in investor yield requirements, partially offset by an increase in loss assumptions and reductions in principal balances from principal payments during the period for single-family and multi-family collateral. The $7.7 million dollar reduction in other trust liabilities during 2012 was primarily due to $10.5 million in derivative cash payments from the securitization trusts, partially offset by a $2.8 million increase in derivative fair value resulting from changes in forward LIBOR interest rates.

           In previous years, we securitized mortgage loans by transferring originated residential single-family mortgage loans and multifamily commercial loans (the "transferred assets") into non-recourse bankruptcy remote trusts which in turn issued tranches of bonds to investors supported only by the cash flows of the transferred assets. Because the assets and liabilities in the securitizations are nonrecourse to us, the bondholders cannot look to us for repayment of their bonds in the event of a shortfall. These securitizations were structured to include interest rate derivatives. We retained the residual interest in each trust, and in most cases would perform the master servicing. A trustee and servicer, unrelated to us, was named for each securitization. Cash flows from the loans (the loan payments and liquidation of foreclosed real estate properties) collected by the loan sub-servicer are remitted to us, the master servicer. The master servicer remits payments to the trustee who remits payments to the bondholders (investors). The sub-servicer collects loan payments and performs loss mitigation activities for defaulted loans. These activities include foreclosing on properties securing defaulted loans, which results in REO.

           In accordance with GAAP, we are required to consolidate all but one of these trusts (as we are not the master servicer on this one trust) on our statement of financial condition and results of operations. For the one trust we did not consolidate, the residual interest is reported as investment securities available-for-sale. For the trusts we did consolidate, the loans are included in the statement of financial condition as "securitized mortgage collateral", the foreclosed loans are included in the statement of financial condition as "real estate owned" and the various bond tranches owned by investors are included in the statement of financial condition as "securitized mortgage borrowings." Any interest rate derivatives remaining in the trusts are included in our statement of financial condition as "derivative assets" or "derivative liabilities," respectively. To the extent there is excess overcollateralization (as defined in the securitization agreements) in these securitization trusts, we receive cash flows from the excess interest collected monthly from the residual interest we own. Because (i) we elected the fair value option on the securitized mortgage collateral, securitized mortgage borrowings, (ii) derivative assets/liabilities are carried at fair value as required by GAAP, and (iii) real estate owned is reflected at net realizable value (NRV), which closely approximates fair market value, the net of the trust assets and trust liabilities represents the estimated fair value of the residual interests we own.

           To estimate fair value of the assets and liabilities within the securitization trusts each reporting period, management uses an industry standard valuation and analytical model that is updated monthly with current collateral, real estate, derivative, bond and cost (servicer, trustee, etc.) information for each securitization trust. We employ an internal process to validate the accuracy of the model as well as the data within this model. Forecasted assumptions sometimes referred to as "curves," for defaults, loss severity, interest rates (LIBOR) and prepayments are input into the valuation model for each securitization trust. We hire third party experts to provide forecasted curves for the aforementioned assumptions for each of the securitizations. Before inputting this information into the model, management employs a process to qualitatively and quantitatively review the assumption curves for reasonableness using other information gathered from the mortgage and real estate market (i.e., third party home price indices, published industry reports discussing regional mortgage and commercial loan performance and delinquency) as well as actual default and foreclosure information for each trust from the respective trustees.

           We use the valuation model to generate the expected cash flows to be collected from the trust assets and the expected required bondholder distribution (trust liabilities). To the extent that the trusts are over collateralized, we may receive the excess interest as the holder of the residual interest. The information above provides us with the future expected cash flows for the securitized mortgage collateral, real estate owned, securitized mortgage borrowings, derivative assets/liabilities, and the residual interests.

           To determine the discount rates to apply to these cash flows, we gather information from the bond pricing services and other market participants regarding estimated investor required yields for each bond tranche. Based on that information and the collateral type and vintage, we determine an acceptable range of expected yields an investor would require including an appropriate risk premium for each bond tranche. We use the blended yield of the bond tranches together with the residual interests to determine an appropriate yield for the securitized mortgage collateral in each securitization (after taking into consideration any derivatives in the securitization). During 2012, based on the trend of improving bond prices and declining yields, we adjusted the acceptable range of expected yields for some of our earlier vintage securitizations.

           The following table presents changes in the trust assets and trust liabilities for the year ended December 31, 2012:

	TRUST ASSETS						TRUST LIABILITIES
	Level 3 Recurring Fair Value Measurements
				NRV (1)			Level 3 Recurring Fair Value Measurements
	Investment securities available-for- sale									Net trust assets and trust liabilities
		Securitized mortgage collateral	Derivative assets	Real estate owned	Total trust assets		Securitized mortgage borrowings	Derivative liabilities	Total trust liabilities
Recorded book value at 12/31/2011	$688	$5,449,001	$37	$56,467	$5,506,193		$(5,454,901)	$(24,786)	$(5,479,687)	$26,506
Total Gains/(losses) included in earnings:
Interest income	38	140,491	—	—	140,529		—	—	—	140,529
Interest expense	—	—	—	—	—		(398,683)	—	(398,683)	(398,683)
Change in FV of net trust assets, excluding REO	(434)	889,145	—	—	888,711	(2)	(880,538)	(2,838)	(883,376) (2)	5,335
Change in FV of long-term debt	—	—	—	—	—		—	—	—	—
Losses from REO—not at FV but at NRV	—	—	—	(13,226)	(13,226	) (2)	—	—	—	(13,226)

Total gains (losses) included in earnings	(396)	1,029,636	—	(13,226)	1,016,014		(1,279,221)	(2,838)	(1,282,059)	(266,045)
Transfers in and/or out of level 3
Purchases issuances and settlements	(182)	(690,753)	—	(20,766)	(711,701)		956,666	10,424	967,090	255,389

Recorded book value at 12/31/2012	$110	$5,787,884	$37	$22,475	$5,810,506		$(5,777,456)	$(17,200)	$(5,794,656)	$15,850

(1)
Accounted for at net realizable value.
(2)
Represents non-interest income-net trust assets in the consolidated statements of operations for the year ended December 31, 2012.

           Inclusive of losses from REO, total trust assets above reflect a net gain of $875.5 million as a result of an increase in fair value of securitized mortgage collateral of $889.1 million, losses from REO of $13.2 million and losses from other trust assets of $434 thousand. Net losses on trust liabilities were $883.4 million as a result of $880.5 million in losses from the increase in fair value of securitized mortgage borrowings and losses from derivative liabilities of $2.8 million. As a result, non-interest income—net trust assets totaled a loss of $7.9 million for the year ended December 31, 2012.

           The table below reflects the net trust assets as a percentage of total trust assets (residual interests in securitizations):

	At December 31,
	2012	2011
Net trust assets	$15,850	$26,506
Total trust assets	5,810,506	5,506,193
Net trust assets as a percentage of total assets	0.27%	0.48%

           For the year ended December 31, 2012, the estimated fair value of the net trust assets declined as a percentage of total trust assets. The decrease was primarily due to the combination of both cash received from residual interests (net trust assets) and an increase in the fair value of total trust assets due to a decrease in investor yield requirements associated with improved market conditions and bond prices. During 2012, based on the trend of improving bond prices and declining yields, we adjusted the acceptable range of expected yields for some of its earlier vintage securitizations resulting in an increase in fair value of total trust assets and trust liabilities. The decline in the percentage of net trust assets to total trust assets is due to residual cash flows received which reduces the value of net trust assets and an increase in fair value of securitized mortgage collateral.

           Since the consolidated and unconsolidated securitization trusts are nonrecourse to us, our economic risk is limited to our residual interests in these securitization trusts. Therefore, in the following table we have netted trust assets and trust liabilities to present these residual interests more simply. Our residual interests in securitizations are segregated between our single-family (SF) residential and multifamily (MF) residential portfolios and are represented by the difference between trust assets and trust liabilities.

           The following tables present the estimated fair value of our residual interests, including investment securities available for sale, by securitization vintage year and other related assumptions used to derive these values at December 31, 2012 and 2011:

	Estimated Fair Value of Residual Interests by Vintage Year at December 31, 2012			Estimated Fair Value of Residual Interests by Vintage Year at December 31, 2011
Origination Year	SF	MF	Total	SF	MF	Total
2002-2003 (1)	$11,680	$3,144	$14,824	$13,845	$4,963	$18,808
2004	58	881	939	3,415	3,505	6,920
2005 (2)	—	87	87	—	778	778
2006 (2)	—	—	—	—	—	—
2007 (2)	—	—	—	—	—	—

Total	$11,738	$4,112	$15,850	$17,260	$9,246	$26,506

Weighted avg. prepayment rate	2%	8%	3%	3%	6%	3%
Weighted avg. discount rate	25%	20%	24%	30%	28%	29%

(1)
2002-2003 vintage year includes CMO 2007-A, since the majority of the mortgages collateralized in this securitization were originated during this period.
(2)
The estimated fair values of residual interests in vintage years 2005 through 2007 is reflective of higher estimated future losses and investor yield requirements compared to earlier vintage years.

           We utilize a number of assumptions to value securitized mortgage collateral, securitized mortgage borrowings and residual interests. These assumptions include estimated collateral default rates and loss severities (credit losses), collateral prepayment rates, forward interest rates and investor yields (discount rates). We use the same collateral assumptions for securitized mortgage collateral and securitized mortgage borrowings as the collateral assumptions determine collateral cash flows which are used to pay interest and principal for securitized mortgage borrowings and excess spread, if any, to the residual interests. However, we use different investor yield (discount rate) assumptions for securitized mortgage collateral and securitized mortgage borrowings and the discount rate used for residual interests based on underlying collateral characteristics, vintage year, assumed risk and market participant assumptions. The table below reflects the estimated future credit losses and investor yield requirements for trust assets by product (SF and MF) and securitization vintage at December 31, 2012:

	Estimated Future Losses (1)			Investor Yield Requirement (2)
	SF	MF		SF	MF
2002-2003	8%	0%	(3)	5%	8%
2004	16%	2%		6%	5%
2005	30%	5%		6%	6%
2006	41%	10%		8%	6%
2007	41%	4%		7%	4%

(1)
Estimated future losses derived by dividing future projected losses by unpaid principal balances at December 31, 2012.
(2)
Investor yield requirements represent our estimate of the yield third-party market participants would require to price our trust assets and liabilities given our prepayment, credit loss and forward interest rate assumptions.
(3)
Represents less than 1%.

           As illustrated in S&Ps Case Shiller 10-City Composite Home Price Index, from 2002 through 2006, home price appreciation escalated to historic levels. During 2005 through 2007, we originated or acquired mortgages supported by these elevated real estate values. Beginning in 2007, deterioration in the economy resulting in high unemployment and a dramatic drop in home prices resulted in significant negative equity for borrowers. These factors have led to significant increases in loss severities resulting from deterioration in the credit quality of borrowers, as well as strategic defaults, whereby borrowers with the ability to pay are defaulting on their mortgages based on the belief that home prices will not recover in a reasonable amount of time. Home prices have deteriorated back to December 2003 levels which has significantly reduced or eliminated equity for loans originated after 2003. Future loss estimates are significantly higher for mortgage loans included in securitization vintages after 2004 which reflect severe home price deterioration and defaults experienced with mortgages originated during these periods.

Operational and Market Risks

           We are exposed to a variety of market risks which include interest rate risk, credit risk, real estate risk, prepayment risk and liquidity risk.

  Interest Rate Risk

           Interest Rate Risk—Mortgage Lending.    We are exposed to interest rate risks relating to our ongoing mortgage lending operations. We use derivative instruments to manage some of our interest rate risk. However, we do not attempt to hedge interest rate risk completely. We enter into interest rate lock commitments and commitments to sell mortgages to help mitigate some of the exposure to the effect of changing interest rates on mortgage lending cash flows.

           Interest rate lock commitments expose us to interest rate risk. The mortgage lending operations currently utilizes forward sold Fannie Mae and Ginnie Mae mortgage-backed securities to hedge the fair value changes associated with changes in interest rates relating to its mortgage loan origination operations.

           Interest Rate Risk—Securitized Trusts, Long-term Debt.    Our earnings from the long-term mortgage portfolio depend largely on our interest rate spread, represented by the relationship between the yield on our interest-earning assets (primarily investment securities available-for-sale and securitized mortgage collateral) and the cost of our interest-bearing liabilities (primarily securitized mortgage borrowings and long-term debt). Our interest rate spread is impacted by several factors, including general economic factors, forward interest rates and the credit quality of mortgage loans in the long-term mortgage portfolio.

           The residual interests in our long-term mortgage portfolio are sensitive to changes in interest rates on securitized mortgage collateral and the related securitized mortgage borrowings. Changes in interest rates can significantly affect the cash flows and fair values of the Company's assets and liabilities, as well as our earnings and stockholders' equity.

           We use derivative instruments to manage some of our interest rate risk in our long-term mortgage portfolio. However, we do not attempt to hedge interest rate risk completely. To help mitigate some of the exposure to the effect of changing interest rates on cash flows on securitized mortgage borrowings, we utilize derivative instruments primarily in the form of interest rate swap agreements (swaps) and, to a lesser extent, interest rate cap agreements (caps) and interest rate floor agreements (floors). These derivative instruments are recorded at fair value in the consolidated balance sheets. For non-exchange traded contracts, fair value is based on the amounts that would be required to settle the positions with the related counterparties as of the valuation date. Valuations of derivative assets and liabilities are based on observable market inputs, if available. To the extent observable market inputs are not available, fair values measurements include our judgment about future cash flows, forward interest rates and certain other factors, including counterparty risk. Additionally, these values also take into account our own credit standing, to the extent applicable; thus, the valuation of the derivative instrument includes the estimated value of the net credit differential between the counterparties to the derivative contract.

           At December 31, 2012, derivative liabilities, net were $17.2 million and reflect the securitization trust's liability to pay third-party counterparties based on the estimated value to settle the derivative instruments. Cash payments on these derivative instruments are based on notional amounts that are decreasing over time. Excluding the effects of other factors such as portfolio delinquency and loss severities within the securitization trusts, as the notional amount of these derivative instruments decrease over time, payments to counterparties in the current interest rate environment are reduced, thereby potentially increasing cash flows on our residual interests in securitizations. Conversely, increases in interest rates from current levels could potentially reduce overall cash flows on our residual interests in securitizations. Since our consolidated and unconsolidated securitization trusts are nonrecourse to us, our economic risk is limited to our residual interests in these securitization trusts.

           We are also subject to interest rate risk on our long-term debt (consisting of trust preferred securities and junior subordinated notes). These interest bearing liabilities include adjustable rate periods based on three- month LIBOR (trust preferred securities and junior subordinated notes). We do not currently hedge our exposure to the effect of changing interest rates related to these interest-bearing liabilities. Significant fluctuations in interest rates could have a material adverse effect on our business, financial condition, results of operations or liquidity.

  Credit Risk

           We provide representations and warranties to purchasers and insurers of the loans sold that typically are in place for the life of the loan. In the event of a breach of these representations and warranties, we may be required to repurchase a mortgage loan or indemnify the purchaser, and any subsequent loss on the mortgage loan may be borne by us unless we have recourse to our correspondent seller.

           We maintain a reserve for losses on loans repurchased or indemnified as a result of breaches of representations and warranties on our sold loans. Our estimate is based on our most recent data regarding loan repurchases and indemnity payments, actual losses on repurchased loans, recovery history, among other factors. Our assumptions are affected by factors both internal and external in nature. Internal factors include, among other things, level of loan sales, the expectation of credit loss on repurchases and indemnifications, our success rate at appealing repurchase demands and our ability to recover any losses from third parties. External factors that may affect our estimate includes, among other things, the overall economic condition in the housing market, the economic condition of borrowers, the political environment at investor agencies and the overall U.S. and world economy. Many of the factors are beyond our control and may lead to judgments that are susceptible to change.

           Counterparty Credit Risk.    We are exposed to counterparty credit risk in the event of non-performance by counterparties to various agreements. We monitor the credit ratings of our counterparties and currently do not anticipate losses due to counterparty non-performance.

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

           Using historical losses, current portfolio statistics and market conditions and available market data, we have estimated future loan losses on the long-term mortgage portfolio, which are included in the fair value adjustment to our securitized mortgage collateral. While the credit performance for the loans has been clearly far worse than our initial expectations when the loans were originated, the ultimate level of realized losses will largely be influenced by events that will likely unfold over the next several years, including the recovery of the housing market and overall strength of the economy. If market conditions continue to deteriorate in excess of our expectations, we may need to recognize additional fair value reductions to our securitized mortgage collateral, which may also affect the value of the related securitized mortgage borrowings and residual interests.

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

  Real Estate Risk

           Residential property values are subject to volatility and may be negatively affected by numerous factors, including, but not limited to, national, regional and local economic conditions such as unemployment and interest rate environment; local real estate conditions including housing inventory and foreclosures; and demographic factors. Decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our loans, which could cause us to suffer losses.

  Prepayment Risk

           We historically used prepayment penalties as a method of partially mitigating prepayment risk for those borrowers that have the ability to refinance. The recent economic downturn, lack of available credit and declines in property values have limited borrowers' ability to refinance. These factors have significantly reduced prepayment risk within our long-term mortgage portfolio. With the seasoning of the long-term mortgage portfolio, a significant portion of prepayment penalties terms have expired, thereby further reducing prepayment penalty income.

           Prepayment speed is a measurement of how quickly UPB is reduced. Items reducing UPB include normal monthly loan principal payments, loan refinancings, voluntary property sales and involuntary property sales such as foreclosures or short sales. Prepayment speed impacts future servicing fees, fair value of mortgage servicing rights and float income. When prepayment speed increases, our servicing fees decrease faster than projected due to the shortened life of a portfolio. Our mortgage servicing rights fair value also decreases.

  Liquidity Risk

           We are exposed to liquidity risks relating to our ongoing mortgage lending operations. We primarily fund our mortgage lending originations through warehouse facilities with third party lenders. We primarily use facilities with national and regional banks. The warehouse facilities are secured by and used to fund single-family residential mortgage loans. In addition, the warehouse lenders require cash to be posted as additional collateral to secure the borrowings. In order to mitigate the liquidity risk associated with warehouse borrowings, we attempt to sell our mortgage loans within 10-15 days from acquisition or origination.

Long-Term Portfolio Credit Quality

           We use the Mortgage Bankers Association (MBA) method to define delinquency as a contractually required payment being 30 or more days past due. We measure delinquencies from the date of the last payment due date in which a payment was received. Delinquencies for loans 60 days late or greater, foreclosures and delinquent bankruptcies were $2.0 billion or 22.8% of the long-term mortgage portfolio as of December 31, 2012.

           The following table summarizes the unpaid principal balances of loans in our mortgage portfolio, included in securitized mortgage collateral, mortgage loans held-for-investment and mortgage loans held-for-sale for continuing and discontinued operations combined, that were 60 or more days delinquent (utilizing the MBA method) as of the periods indicated:

	December 31, 2012	Total Collateral %	December 31, 2011	Total Collateral %
Mortgage loans held-for-sale and investment
60 - 89 days delinquent	$-	*	$-	*
90 or more days delinquent	-	*	529	*
Foreclosures (1)	366	*	1,127	*

Total 60+ days delinquent mortgage loans held-for-sale and investment (2)	366	*	1,656	*

Securitized mortgage collateral
60 - 89 days delinquent	$180,260	2.1%	$209,963	2.1%
90 or more days delinquent	649,800	7.4%	711,716	7.2%
Foreclosures (1)	790,293	9.0%	829,817	8.4%
Delinquent bankruptcies (3)	370,827	4.2%	380,133	3.8%

Total 60+ days delinquent long-term mortgage portfolio	1,991,180	22.7%	2,131,629	21.5%

Total 60 or more days delinquent	$1,991,546	22.8%	$2,133,285	21.6%

Total collateral	$8,735,991	100%	$9,893,205	100%

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

           The following table summarizes securitized mortgage collateral, loans held-for-investment, loans held-for-sale and real estate owned, that were non-performing for continuing and discontinued operations combined as of the dates indicated (excludes 60-89 days delinquent):

	December 31, 2012	Total Collateral %	December 31, 2011	Total Collateral %
90 or more days delinquent, foreclosures and delinquent bankruptcies	$1,811,286	20.7%	$1,923,322	19.4%
Real estate owned	22,511	0.3%	56,467	0.6%

Total non-performing assets	$1,833,797	21.0%	$1,979,789	20.0%

           Non-performing assets consist of non-performing loans (mortgages that are 90 or more days delinquent, including loans in foreclosure and delinquent bankruptcies) plus REO. It is the Company's policy to place a mortgage on non-accrual status when it becomes 90 days delinquent and to reverse from revenue any accrued interest, except for interest income on securitized mortgage collateral when the scheduled payment is received from the servicer. The servicers are required to advance principal and interest on loans within the securitization trusts to the extent the advances are considered recoverable. IFC, a subsidiary of IMH and master servicer, may be required to advance funds, or in most cases cause the loan servicers to advance funds, to cover principal and interest payments not received from borrowers depending on the status of their mortgages. As of December 31, 2012, non-performing assets (unpaid principal balance of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) as a percentage of the total collateral was 21.0%. At December 31, 2011, non-performing assets to total collateral was 20.0%. Although non-performing assets decreased by approximately $146.0 million at December 31, 2012 as compared to December 31, 2011, the increase in non-performing assets as a percentage of total collateral is the result of a greater decline in the overall collateral balance. At December 31, 2012, the estimated fair value of non-performing assets (representing the fair value of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) was $578.0 million or 9.7% of total assets. At December 31, 2011, the estimated fair value of non-performing assets was $528.0 million or 9.4% of total assets.

           REO, which consists of residential real estate acquired in satisfaction of loans, is carried at the lower of cost or net realizable value less estimated selling costs. Adjustments to the loan carrying value required at the time of foreclosure are included in the change in the fair value of net trust assets. Changes in our estimates of net realizable value subsequent to the time of foreclosure and through the time of ultimate disposition are recorded as gains or losses from real estate owned in the consolidated statements of operations. REO, for continuing and discontinued operations, at December 31, 2012 decreased $34.0 million or 60% from December 31, 2011, as a result of liquidations and a decrease in foreclosures associated with foreclosure delays.

           We realized gains on the sale of REO in the amount of $30 thousand for 2012, compared to losses of $80 thousand for the comparable 2011 periods. Additionally, for the year ended December 31, 2012, we recorded a write-down of the net realizable value of the REO in the amount of $13.3 million, compared to write-downs of $16.7 million for the comparable 2011 period. Write-downs of the net realizable value reflect declines in value of the REO subsequent to foreclosure date, but prior to the date of sale.

           The following table presents the balances of the REO for continuing operations:

	December 31,
	2012	2011
REO	$31,116	$75,418
Impairment (1)	(8,605)	(18,951)

Ending balance	$22,511	$56,467

REO inside trusts	$22,475	$56,467
REO outside trusts	36	—

Total	$22,511	$56,467

(1)
Impairment represents the cumulative write-downs of net realizable value subsequent to foreclosure.

           In calculating the cash flows to assess the fair value of the securitized mortgage collateral, we estimate the future losses embedded in our loan portfolio. In evaluating the adequacy of these losses, management takes many factors into consideration. For instance, a detailed analysis of historical loan performance data is accumulated and reviewed. This data is analyzed for loss performance and prepayment performance by product type, origination year and securitization issuance. The data is also broken down by collection status. Our estimate of losses for these loans is developed by estimating both the rate of default of the loans and the amount of loss severity in the event of default. The rate of default is assigned to the loans based on their attributes (e.g., original loan-to-value, borrower credit score, documentation type, geographic location, etc.) and collection status. The rate of default is based on analysis of migration of loans from each aging category. The loss severity is determined by estimating the net proceeds from the ultimate sale of the foreclosed property. The results of that analysis are then applied to the current mortgage portfolio and an estimate is created. We believe that pooling of mortgages with similar characteristics is an appropriate methodology in which to evaluate the future loan losses.

           Management recognizes that there are qualitative factors that must be taken into consideration when evaluating and measuring losses in the loan portfolios. These items include, but are not limited to, economic indicators that may affect the borrower's ability to pay, changes in value of collateral, political factors, employment and market conditions, competitor's performance, market perception, historical losses, and industry statistics. The assessment for losses is based on delinquency trends and prior loss experience and management's judgment and assumptions regarding various matters, including general economic conditions and loan portfolio composition. Management continually evaluates these assumptions and various relevant factors affecting credit quality and inherent losses.

 Results of Operations

For the year ended December 31, 2012 compared to the year ended December 31, 2011

	For the year ended December 31,
	2012	2011	Increase (Decrease)	% Change
Interest income	$478,647	$737,464	$(258,817)	(35)%
Interest expense	476,828	733,872	(257,044)	(35)

Net interest income	1,819	3,592	(1,773)	(49)
Total non-interest income	89,346	69,478	19,868	29
Total non-interest expense	(76,876)	(66,147)	(10,729)	(16)
Income tax expense	(1,244)	(1,194)	(50)	(4)

Net earnings from continuing operations	13,045	5,729	7,316	128
Loss from discontinued operations, net	(15,549)	(3,078)	(12,471)	(405)

Net (loss) earnings	(2,504)	2,651	(5,155)	(194)
Net (earnings) loss attributable to noncontrolling interest (1)	(871)	573	(1,444)	(252)

Net (loss) earnings attributable to IMH	$(3,375)	$3,224	$(6,599)	(205)

(Loss) earnings per share available to common stockholders—basic	$(0.42)	$0.41	$(0.83)	(202)%

(Loss) earnings per share available to common stockholders—diluted	$(0.42)	$0.39	$(0.81)	(210)%

(1)
For the year ended December 31, 2012, net earnings attributable to noncontrolling interest represents the portion of the earnings of AmeriHome Mortgage Corporation (a subsidiary of IRES) that we do not wholly-own. For the year ended December 31,2011, net loss attributable to noncontrolling interest represents the portion of the losses of Experience 1, Inc. and AmeriHome Mortgage Corporation (both subsidiaries of IRES) that we do not wholly-own.

Net Interest Income

           We earn net interest income primarily from mortgage assets which include securitized mortgage collateral, loans held-for-sale and investment securities available-for-sale, or collectively, "mortgage assets," and, to a lesser extent, interest income earned on cash and cash equivalents. Interest expense is primarily interest paid on borrowings secured by mortgage assets, which include securitized mortgage borrowings and warehouse borrowings and to a lesser extent, interest expense paid on long-term debt and notes payable and line of credit. Interest income and interest expense during the period primarily represents the effective yield, based on the fair value of the trust assets and liabilities.

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

	For the year ended December 31,
	2012			2011
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
ASSETS
Securitized mortgage collateral	$5,595,769	$475,845	8.50%	$5,719,598	$735,702	12.86%
Loans held-for-sale	84,131	2,723	3.24%	35,389	1,594	4.50%
Other	515	79	15.34%	4,548	168	3.69%

Total interest-earning assets	$5,680,415	$478,647	8.43%	$5,759,535	$737,464	12.80%

LIABILITIES
Securitized mortgage borrowings	$5,592,676	$467,953	8.37%	$5,724,419	$726,219	12.69%
Warehouse borrowings	79,707	3,350	4.20%	32,583	1,604	4.92%
Long-term debt	12,136	3,929	32.37%	11,760	3,753	31.91%
Note payable	5,768	1,596	27.67%	6,527	2,296	35.18%

Total interest-bearing liabilities	$5,690,287	$476,828	8.38%	$5,775,289	$733,872	12.71%

Net Interest Spread (1)		$1,819	0.05%		$3,592	0.09%
Net Interest Margin (2)			0.03%			0.06%

(1)
Net interest spread is calculated by subtracting the weighted average yield on interest-bearing liabilities from the weighted average yield on interest-earning assets.
(2)
Net interest margin is calculated by dividing net interest spread by total average interest-earning assets.

           Net interest income spread decreased $1.8 million for the year ended December 31, 2012 primarily attributable to a decrease in net interest spread on the long-term mortgage portfolio due to increases in pricing and the corresponding reduction in investor yield requirements between periods on securitized mortgage collateral and securitized mortgage borrowings as well as a decrease in the balance of the long-term mortgage portfolio, partially offset by a decrease in interest expense on the note payable for the year ended December 31, 2012. Additionally, the negative interest carry between the warehouse borrowings and loans held-for-sale is causing further reductions on the net interest spread. As a result, net interest margin decreased from 0.06% for the year ended December 31, 2011 to 0.03% for the year ended December 31, 2012.

           During the year ended December 31, 2012, the yield on interest-earning assets decreased to 8.43% from 12.80% in the comparable 2011 period. The yield on interest-bearing liabilities decreased to 8.38% for the year ended December 31, 2012 from 12.71% for the comparable 2011 period. In connection with the fair value accounting for investment securities available-for-sale and securitized mortgage collateral and borrowings, interest income and interest expense is recognized using effective yields based on estimated fair values for these instruments. The decrease in yield for securitized mortgage collateral and securitized mortgage borrowings is primarily related to increased prices on mortgage-backed bonds which resulted in a decrease in yield. Bond prices received from pricing services and other market participants have increased over the past few quarters as investor's demand for mortgage-backed securities has increased. This has resulted in an increase in fair value for both securitized mortgage collateral and securitized mortgage borrowings. These increases in fair value have decreased the effective yields used for purposes of recognizing interest income and interest expense on these instruments.

Non-Interest Income

	For the year ended December 31,
	2012	2011	Increase (Decrease)	% Change
Change in fair value of net trust assets, excluding REO	$5,335	$26,026	$(20,691)	(80)%
Losses from REO	(13,226)	(16,587)	3,361	20

Non-interest income—net trust assets	(7,891)	9,439	(17,330)	(184)
Mortgage lending gains and fees, net	73,091	13,849	59,242	428
Real estate services fees, net	21,218	42,153	(20,935)	(50)
Gain on sale of Experience 1, Inc.	—	1,940	(1,940)	N/A
Other	2,928	2,097	831	40

Total non-interest income	$89,346	$69,478	$19,868	29%

           Non-interest income—net trust assets.    Since the consolidated and unconsolidated securitization trusts are nonrecourse to us, our economic risk is limited to the residual interests in these securitization trusts. To understand the economics on the residual interests in securitizations better, it is necessary to consider the net effect of changes in fair value of net trust assets and losses from REO. All estimated future losses are included in the estimate of the fair value of securitized mortgage collateral, REO and securitized mortgage borrowings. Losses on REO are reported separately in the consolidated statement of operations as REO is a nonfinancial asset which is the only component of trust assets and liabilities that is not recorded at fair value. Therefore, REO value at the time of sale or losses from further write-downs are recorded separately in our consolidated statement of operations. The net effect of changes in value related to the investment in all trust assets and liabilities is shown as non-interest income—net trust assets, which includes losses from REO. Non-interest income (loss) related to our net trust assets (residual interests in securitizations) was a loss of $7.9 million for the year ended December 31, 2012, compared to a gain of $9.4 million in the comparable 2011 period. The individual components of the non-interest income from net trust assets are discussed below:

           Change in fair value of net trust assets, excluding REO.    For the year ended December 31, 2012, we recognized a $5.3 million gain from the change in fair value of net trust assets, excluding REO. The net gain recognized during the period was comprised of gains resulting from the increase in fair value of securitized mortgage collateral of $889.1 million. Partially offsetting these gains were losses resulting from increases in the fair value of securitized mortgage borrowings and net derivative liabilities, and a decrease in fair value of investment securities available-for-sale of $880.5 million, $2.8 million and $434 thousand, respectively.

           For the year ended December 31, 2011, we recognized a $26.0 million gain from the change in fair value of net trust assets, excluding REO. The net gain recognized during the period was comprised of gains resulting from the decrease in fair value of securitized mortgage borrowings of $133.2 million and an increase in fair value of investment securities available-for-sale of $88 thousand. Offsetting these gains were losses resulting from decreases in the fair value of securitized mortgage collateral and net derivative liabilities of $98.7 million and $8.6 million, respectively.

           Losses from REO.    Losses from REO were $13.2 million for the year ended December 31, 2012. This loss was comprised of $13.3 million in additional impairment write-downs during the period and a $33 thousand gain on sale of REO. The additional impairment write-downs were attributable to higher expected loss severities on properties held during the period which resulted in a decrease to NRV.

           Losses from REO were $16.6 million for the year ended December 31, 2011. This loss was comprised of $16.5 million in additional impairment write-downs during the period and $122 thousand loss on sale of REO. During the year ended December 31, 2011, additional impairment write- downs were attributable to higher expected loss severities on properties held during the period which resulted in a decrease to NRV.

           Mortgage lending gains and fees, net.    For the year ended December 31, 2012, mortgage lending gains and fees, net were $73.1 million compared to $13.9 million in the comparable 2011 period. The $59.2 million increase in mortgage lending gains and fees, net was the result of $2.4 billion and $2.3 billion of loans originated and sold, respectively, during the year ended December 31, 2012, as compared to $883.2 million and $823.4 million of loans originated and sold, respectively, during the same period in 2011.

           Real estate services fees, net.    For the year ended December 31, 2012, real estate services fees, net were $21.2 million compared to $42.1 million in the comparable 2011 period. The $20.9 million decrease was primarily the result of the decline in loans and balance of the long-term mortgage portfolio and a reduction in title and escrow fees due to the sale of our interest in Experience 1, Inc., the parent of the title insurance company, during the third quarter of 2011.

           Gain on sale of Experience 1, Inc.    During the year ended December 31, 2011, the $1.9 million gain was the result of the sale of the title insurance company. In September 2011, we sold 7,000 of its 8,000 shares of common stock of its majority-owned subsidiary Experience 1, Inc., for $3.36 million, recording a gain of $1.78 million and subsequently sold the remaining 1,000 shares in October 2011 for $360 thousand recording a gain of $160 thousand in the fourth quarter of 2011.

Non-Interest Expense

	For the year ended December 31,
	2012	2011	Increase (Decrease)	% Change
Personnel expense	$56,986	$46,362	$10,624	23
General, administrative and other	9,427	9,583	(156)	(2)%
Occupancy expense	5,499	4,643	856	18
Legal and professional expense	2,893	2,894	(1)	(0)
Data processing expense	2,071	2,665	(594)	(22)

Total non-interest expense	$76,876	$66,147	$10,729	16%

           Total non-interest expense was $76.9 million for the year ended December 31, 2012, compared to $66.1 million for the comparable period of 2011. The $10.7 million increase in non-interest expense was primarily attributable to an increase in personnel and related costs associated with the growth our mortgage lending platform. Total personnel grew to 540 employees at December 31, 2012 as compared to 394 employees at December 31, 2011. Occupancy expense increased $856 thousand to $5.5 million at December 31, 2012 due to the expansion of the mortgage lending operations associated with new retail offices opened in 2012.

Income Taxes

           In accordance with FASB ASC 810-10-45-8, we record a deferred charge representing the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH in prior years. The deferred charge is included in other assets in the consolidated balance sheets and is amortized as a component of income tax expense in the consolidated statements of operations over the estimated life of the mortgages retained in the securitized mortgage collateral.

           For the years ended December 31, 2012 and 2011, we recorded income tax expense of $1.2 million. The income tax expense for 2012 is the result of the federal tax from AmeriHome which is an unconsolidated or nonqualified tax subsidiary. AmeriHome's income tax represents a deferred tax liability that may be paid in future periods when the income becomes taxable. Additionally for 2012, we incur state income taxes primarily from states where we do not have net operating loss carry-forwards. The income tax expense for 2011 is the result of the amount of the deferred charge impairment write-downs based on changes in estimated fair value of securitized mortgage collateral as well as state income taxes primarily from states where we do not have net operating loss carry-forwards. We did not have any impairment of deferred charge in 2012 due to the increase in estimated fair value of securitized mortgage collateral.

           The Company is subject to federal income taxes as a regular (Subchapter C) corporation and files a consolidated U.S. federal income tax return for qualifying subsidiaries. One subsidiary, in which we own 78.5%, files a federal stand-alone tax return as it does not meet the ownership requirements of the Internal Revenue Code.

           We have significant NOL carry-forwards from prior years. With the improvements in earnings from our continuing operations, we may be able to generate sufficient taxable income in future years to utilize these loss carry-forwards, however, at December 31, 2012, we have recognized a full valuation allowance against these NOL carry-forwards in our consolidated balance sheets.

Results of Operations by Business Segment

Mortgage Lending

Condensed Statements of Operations Data

	For the year ended December 31,
	2012	2011	Increase (Decrease)	% Change
Net interest expense	$(673)	$(25)	$(648)	(2,592)%
Mortgage lending gains and fees, net	73,091	13,849	59,242	428
Other non-interest income	(75)	(380)	305	80

Total non-interest income	73,016	13,469	59,547	442
Personnel expense	(45,255)	(20,714)	(24,541)	(118)
Occupancy expense	(2,284)	(1,085)	(1,199)	(111)
Non-interest expense	(6,711)	(2,903)	(3,808)	(131)

Net earnings (loss) before income tax expense	$18,093	$(11,258)	$29,351	261%

           For the year ended December 31, 2012, mortgage lending gains and fees, net were $73.1 million compared to $13.9 million in the comparable 2011 period. The increase in mortgage lending gains and fees, net was the result of $2.4 billion and $2.3 billion of loans originated and sold, respectively, during the year ended December 31, 2012, as compared to $883.2 million and $823.4 million of loans originated and sold, respectively, during the same period in 2011.

           The $59.2 million increase in mortgage lending during the year ended December 31, 2012 was primarily the result of an increase in the net gain on sale of loans primarily related to a $67.8 million increase in gains from sales of loans, net of origination costs and a $1.3 million increase in servicing income, partially offset by an $8.0 million increase in realized and unrealized losses from derivative instruments and a $1.3 million increase in provision for repurchases.

           The $24.5 million increase in personnel expense was attributable to personnel and related costs primarily due to salaries and commissions associated with the growth of our mortgage lending platform. The number of mortgage lending employees grew to approximately 430 at December 31, 2012 as compared to approximately 250 at December 31, 2011.

           The $1.2 million increase in occupancy expense is due to the expansion of the mortgage lending operations associated with new retail offices opened in 2012.

Real Estate Services

	For the year ended December 31,
	2012	2011	Increase (Decrease)	% Change
Net interest income	$27	$19	$8	42%
Real estate services fees, net	21,218	42,153	(20,935)	(50)
Gain on sale of Experience 1, Inc.	-	1,940	(1,940)	(100)

Total non-interest income	21,218	44,093	(22,875)	(52)
Personnel expense	(7,291)	(20,120)	12,829	64
Non-interest expense	(1,316)	(4,858)	3,542	73

Net earnings before income tax expense	$12,638	$19,134	$(6,496)	(34)%

           For the year ended December 31, 2012, real estate services fees, net were $21.2 million compared to $42.1 million in the comparable 2011 period. The $20.9 million decrease in real estate services fees, net was the result of a decrease of $13.9 million in title and escrow fees, $6.6 million in real estate services and $518 thousand in real estate and recovery fees. The reduction in title and escrow fees is a result of the sale of our interest in Experience 1, Inc., the parent of the title insurance company, during the third quarter of 2011. Partially offsetting these decreases were increases in loss mitigation fees of approximately $71 thousand.

           During the year ended December 31, 2011, the $1.9 million gain is the result of the sale of the title insurance company. In September 2011, we sold 7,000 of our 8,000 shares of common stock of our majority-owned subsidiary Experience 1, Inc., for $3.36 million, recording a gain of $1.78 million and subsequently sold the remaining 1,000 shares in October 2011 for $360 thousand recording a gain of $160 thousand in the fourth quarter of 2011.

           The decrease in personnel and non-interest expense was primarily attributable to both a decrease in personnel and related costs associated with the sale of Experience 1, Inc. in the third quarter of 2011.

Long-Term Mortgage Portfolio

	For the year ended December 31,
	2012	2011	Increase (Decrease)	% Change
Net interest income	$2,465	$3,598	$(1,133)	(31)%
Change in fair value of net trust assets, excluding REO	5,335	26,026	(20,691)	(80)
Losses from real estate owned	(13,226)	(16,587)	3,361	20

Non-interest income – net trust assets	(7,891)	9,439	(17,330)	(184)
Other non-interest income	3,003	2,477	526	21

Total non-interest income	(4,888)	11,916	(16,804)	(141)
Personnel expense	(4,440)	(5,528)	1,088	20
Non-interest expense	(10,450)	(10,366)	(84)	(1)

Net loss before income tax expense	$(17,313)	$(380)	$(16,933)	(4456)%

           Net interest income decreased $1.1 million for the year ended December 31, 2012 primarily attributable to a decrease in net interest spread on the long-term portfolio due to increases in pricing and the corresponding reduction in investor yield requirements between periods on securitized mortgage collateral and securitized mortgage borrowings as well as a decrease in the balance of the long-term portfolio. Partially offsetting these reductions was a decrease in interest expense on the note payable for the year ended December 31, 2012.

           For the year ended December 31, 2012, we recognized a $5.3 million gain from the change in fair value of net trust assets, excluding REO. The net gain recognized during the period was comprised of gains resulting from the increase in fair value of securitized mortgage collateral of $889.1 million. Partially offsetting these gains were losses resulting from increases in the fair value of securitized mortgage borrowings and net derivative liabilities, and a decrease in fair value of investment securities available-for-sale of $880.5 million, $2.8 million and $434 thousand, respectively. Losses from REO were $13.2 million for the year ended December 31, 2012. This loss was comprised of $13.3 million in additional impairment write-downs during the period and a $33 thousand gain on sale of REO. The additional impairment write-downs were attributable to higher expected loss severities on properties held during the period which resulted in a decrease to NRV.

Discontinued Operations

Condensed Statements of Operations Data

	For the year ended December 31,
	2012	2011	Increase (Decrease)	% Change
Net interest income	$7	$-	$7	N/A %
Provision for repurchases	(5,713)	(3,387)	(2,326)	(69)
Other non-interest income	(174)	1,604	(1,778)	(111)

Total non-interest income	(5,887)	(1,783)	(4,104)	(230)
Legal settlement	(6,100)	-	(6,100)	N/A
Non-interest expense	2,535	(1,448)	3,983	275

Net (loss) earnings before income tax expense	$(9,445)	$(3,231)	$(6,214)	(192)%

           Provision for repurchases increased $2.3 million to a provision of $5.7 million for the year ended December 31, 2012, compared to a provision of $3.4 million for the same period in 2011. The $2.3 million increase is the result of increases in estimated repurchase losses during 2012 related to additional repurchase claims received from Fannie Mae. Additionally, during the year ended December 31, 2012, we paid approximately $2.8 million to settle previous repurchase claims related to our previously discontinued operations.

           We recorded a litigation settlement expense of $6.1 million within discontinued operations as a result of the settlement agreement reached on the Gilmor and Citigroup legacy lawsuits.

           Non-interest expense increased $2.1 million between periods primarily due to an increase in legal and professional expenses associated with legacy lawsuits.

Liquidity and Capital Resources

           Our results of operations and liquidity are materially affected by conditions in the markets for mortgages and mortgage-related assets, as well as the broader financial markets and the general economy. Concerns over economic recession, geopolitical issues, unemployment, the availability and cost of financing, the mortgage market and real estate market conditions contribute to increased volatility and diminished expectations for the economy and markets. Volatility and uncertainty in the marketplace may make it more difficult for us to obtain financing on favorable terms or at all. Our operations and profitability may be adversely affected if we are unable to obtain cost-effective financing.

           We believe that current cash balances, cash flows from our mortgage lending operations, real estate services fees generated from our long-term mortgage portfolio, and residual interest cash flows from our long-term mortgage portfolio are adequate for our current operating needs. However, we believe the mortgage and real estate services market is volatile, highly competitive and subject to increased regulation. Competition in mortgage lending comes primarily from mortgage bankers, commercial banks, credit unions and other finance companies which have offices in our market area as well as operations throughout the United States. We compete for loans principally on the basis of the interest rates and loan fees we charge, the types of loans we originate and the quality of services we provide to borrowers. Additionally, competition for loss mitigation servicing, loan modification services and other portfolio services has increased due to the difficult mortgage environment, credit tightening and an uncertain economy. Our competitors include mega mortgage servicers, established subprime loan servicers, and newer entrants to the specialty servicing and recovery collections business. Efforts to market our ability to provide mortgage and real estate services for others is more difficult than many of our competitors because we have not historically provided such services to unrelated third parties, and we are not a rated primary or special servicer of residential mortgage loans as designated by a rating agency. Additionally, performance of the long-term mortgage portfolio is subject to the current real estate market and economic conditions. Cash flows from our residual interests in securitizations are sensitive to delinquencies, defaults and credit losses associated with the securitized loans. Losses in excess of current estimates will reduce the residual interest cash receipts from our long-term mortgage portfolio.

           While we continue to pay our obligations as they become due, the ability to continue to meet our current and long-term obligations is dependent upon many factors, particularly our ability to successfully operate our mortgage lending segment, real estate services segment and realizing cash flows from the long-term mortgage portfolio. Our future financial performance and success are dependent in large part upon the ability to expand our mortgage lending platform and profitability.

Sources of Liquidity

           Cash flows from our mortgage lending operations.    We receive loan fees from loan originations. Fee income consists of application and underwriting fees and fees on cancelled loans. These loan fees are offset by the related direct loan origination costs including broker fees related to our wholesale and correspondent channels. In addition, we generally recognize net interest income on loans held for sale from the date of origination through the date of disposition. In 2012 and continuing into 2013, the borrowing rates on warehouse facilities exceeded loan note rates whereby we are experiencing net interest expense from the loans held for sale due to the recent interest rate environment creating a flat yield curve. We sell or securitize substantially all of the loans we originate in the secondary mortgage market, with servicing rights released or retained. Loans are sold on a whole loan basis by entering into sales transactions with third party investors in which we receive a premium for the loan and related servicing rights, if applicable. The mortgage lending operations sold $2.3 billion of mortgages through whole loan sales and securitizations during 2012. Additionally, the mortgage lending operations enter into interest rate lock commitments (IRLCs) and utilize forward sold Fannie Mae and Ginnie Mae mortgage backed securities (Hedging Instruments) to hedge the fair value changes associated with changes in interest rates relating to its mortgage loan origination operations. We may be subject to pair-off gains and losses associated with these hedging instruments. Since we rely significantly upon loan sales to generate cash proceeds to repay warehouse borrowings and to create credit availability, any disruption in our ability to complete sales may require us to utilize other sources of financing, which, if available at all, may be on less favorable terms. In addition, delays in the disposition of our mortgages increase our risk by exposing us to credit and interest rate risk for this extended period of time.

           Fees from our mortgage and real estate service business activities.    We earn fees from various mortgage and real estate business activities, including mortgage lending, loss mitigation, real estate disposition, monitoring and surveillance services and real estate brokerage. We provide services to investors, servicers and individual borrowers primarily by focusing on loss mitigation and performance of our long-term mortgage portfolio.

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

  •
  unpaid interest shortfall;

  •
  basis risk shortfall; and

  •
  bond write-downs reinstated.

           Certain residuals have been pledged as collateral for a note payable. Residual cash flows are used to make principal and interest payments (See further details below under Structured Debt Agreement.)

           Additionally, we act as the master servicer for mortgages included in our CMO and REMIC securitizations. The master servicing fees we earn are generally 0.03% per annum (3 basis points) on the declining principal balances of these mortgages plus interest income on cash held in custodial accounts until remitted to investors, less any interest shortfall. However, due to the decline in interest rates, the interest income earned on cash held in custodial accounts has declined significantly.

           Cash flows from financing facilities and other lending relationships.    We primarily fund our mortgage originations through warehouse facilities with third party lenders. We primarily use facilities with national and regional banks. During 2012, the warehouse facilities borrowing capacity amounted to $217.5 million, of which $107.6 million was outstanding at December 31, 2012. The warehouse facilities are secured by and used to fund single-family residential mortgage loans. The warehouse facilities have certain covenant tests which we are required to satisfy. At December 31, 2012, we were in compliance with all warehouse covenants. In order to mitigate the liquidity risk associated with warehouse borrowings, we attempt to sell our mortgage loans within 10-15 days from acquisition or origination. In addition to the warehouse facilities, we have also entered into a Line of Credit and a Note Payable. There was no outstanding balance on the Line of Credit at December 31, 2012 and an outstanding balance of $3.5 million on the Notes Payable.

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

Uses of Liquidity

           Acquisition and origination of mortgage loans.    During 2012, the mortgage lending operations originated or acquired $2.4 billion of mortgages. Capital invested in mortgages is outstanding until we sell the loans, which is one of the reasons we attempt to sell within 10-15 days of acquisition or origination. Initial capital invested in mortgage loans includes premiums paid when mortgages are acquired and originated and our capital investment, or "haircut," required upon financing, which is generally determined by the type of collateral provided and the warehouse facility terms. The mortgage lending operations acquired and originated $2.4 billion of residential mortgages, which were financed with warehouse borrowings at a haircut generally between 2% to 10% of the outstanding principal balance of the mortgage loans. In addition, warehouse lenders require cash to be posted as additional collateral for the facilities. At December 31, 2012, we had $1.1million in restricted cash posted as additional collateral.

Financing Activities

           Structured Debt Agreement (Note Payable).    In February 2012, we refinanced the existing debt with this lender and entered into a new $7.5 million structured debt agreement (Note Payable) using eight of our residual interests (net trust assets) as collateral. We received proceeds of $7.0 million, net of the aforementioned payoff of $408 thousand and transaction costs of approximately $50 thousand.

           The structured debt agreement is evidenced by an Indenture with Deutsche Bank National Trust Company, as trustee. It bears interest at a fixed rate of 25% per annum and is amortized in equal principal payments over 18 months with all distributions from the underlying residual interests being used to make the monthly payments, and was recorded as a note payable in the accompanying consolidated balance sheets. Any excess cash flows from the residual interests are included in a reserve account, which is available to cover any future shortfall and is recorded on the consolidated balance sheets as restricted cash. If the cumulative cash flows received, including the reserve account balance, from the collateralized residual interests are not sufficient to pay the required monthly principal and interest, we would be required to pay the difference to avoid the transfer of the residual interests and the rights to the associated future cash flows to the note holder. To the extent there is excess cash flows after the reserve account reaches a balance of $1.5 million, we will receive 70% of the excess cash flows to a monthly maximum of $300 thousand. If the amount of restricted cash in the reserve account becomes sufficient to satisfy the remaining scheduled payments, the residuals listed as security can be released back to us.

           During the year ended December 31, 2012, we received $1.5 million in excess cash flows from the residual interests collateralizing the note payable. The $1.5 million in excess cash flows is included in restricted cash on the consolidated balance sheets. If the amount of restricted cash becomes sufficient to satisfy the remaining obligation the note payable can be paid off and the residuals listed as security are released. The carrying value of the structured debt agreement at December 31, 2012 was $3.3 million, and was current as to principal and interest payments.

           Working Capital Line of Credit (Line of Credit).    In April 2012, we amended and extended for one year the $4.0 million working capital line of credit agreement at an interest rate of one-month LIBOR plus 3.50%. We make monthly interest payments based on the unpaid balance of the Line of Credit. The agreement expires in April 2013 and under the terms of the agreement we are required to maintain various financial and other covenants. There was no outstanding balance on the Line of Credit as of December 31, 2012, and we were in compliance with the capital expenditure limitation covenant. We expect to renew the Line of Credit upon maturity.

           Long-term Debt (Trust Preferred Securities and Junior Subordinated Notes).    Trust Preferred Securities had an outstanding principal balance of $8.5 million at December 31, 2012 with a stated maturity of July 30, 2035. The Junior Subordinated Notes are redeemable at par at any time after July 30, 2010 and requires quarterly distributions at a variable rate of three-month LIBOR plus 3.75% per annum. Junior Subordinated Notes had an outstanding principal balance of $62.0 million at December 31, 2012 with a stated maturity of March 2034. The Trust Preferred Securities require quarterly distributions initially at a fixed rate of 2.00% per annum through December 2013 with increases of 1.00% per year through 2017. Starting in 2018, the interest rates become variable at 3-month LIBOR plus 3.75% per annum. At December 31, 2012, the interest rate was 4.06%. We are current on all interest payments. At December 31, 2012, Long-term Debt had a estimated fair value of $12.7 million and are reflected on our consolidated balance sheets as long-term debt.

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

           Operating activities.    Net cash provided by operating activities was $183.3 million for 2012 as compared to $173.6 million for 2011. During 2012 and 2011, the primary sources of cash in operating activities were cash received from fees generated by our mortgage and real estate service business activities, cash received from mortgage lending and excess cash flows from our residual interests in securitizations offset by operating expenses.

           Investing activities.    Net cash provided by investing activities was $735.0 million for 2012 as compared to $838.5 million for 2011. For 2012 and 2011, the primary source of cash from investing activities was provided by principal repayments on our securitized mortgage collateral and proceeds from the liquidation of REO.

           Financing activities.    Net cash used in financing activities was $913.2 million for 2012 as compared to $1.0 billion for 2011. For 2012 and 2011, net cash used in financing activities was primarily for principal repayments on securitized mortgage borrowings, repayments of the line of credit and principal repayments of notes payable, partially offset by net borrowings under warehouse agreements, borrowings under the line of credit and issuance of the Note Payable.

           Inflation.    The consolidated financial statements and corresponding notes to the consolidated financial statements have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. For the years ended December 31, 2012 and 2011, inflation had no significant impact on our revenues or net income. Unlike industrial companies, nearly all of our assets and liabilities are monetary in nature. As a result, interest rates have a greater effect on our performance than do the effects of general levels of inflation. Inflation affects our operations primarily through its effect on interest rates, since interest rates normally increase during periods of high inflation and decrease during periods of low inflation.

Off Balance Sheet Arrangements

           When we sell or broker loans through whole-loan sales, we are required to make normal and customary representations and warranties to the loan originators or purchasers, including guarantees against early payment defaults typically 90 days, and fraudulent misrepresentations by the borrowers. Our agreements generally require us to repurchase loans if we breach a representation or warranty given to the loan purchaser. In addition, we may be required to repurchase loans as a result of borrower fraud or if a payment default occurs on a mortgage loan shortly after its sale. Because the loans are no longer on our balance sheet, the representations and warranties are considered a guarantee. During 2012, we sold $2.3 billion and brokered $65.5 million of loans subject to representations and warranties compared to $823.4 million and $23.9 million in 2011. We maintained a $2.4 million reserve related to these and other guarantees as of December 31, 2012 compared to a reserve of $0.6 million as December 31, 2011. Additionally, the repurchase reserve within discontinued operations was $8.2 million as compared to $5.2 million at December 31, 2011. During 2012 we paid $2.8 million to settle repurchase demands on loans previously sold to third parties as compared to $6.2 million to settle or repurchase loans during 2011.

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

           The Company's management, with the participation of its chief executive officer (CEO) and its chief financial officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. Based on that evaluation, the Company's chief executive officer and chief financial officer concluded that, as of that date, the Company's disclosure controls and procedures were effective at a reasonable assurance level.

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

           As of December 31, 2012, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2012.

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

Changes in Internal Control Over Financial Reporting

           During the quarter ended December 31, 2012, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Impac Mortgage Holdings, Inc.

           We have audited Impac Mortgage Holdings, Inc.'s (the Company) internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Impac Mortgage Holdings, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

           In our opinion, Impac Mortgage Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012 based on the COSO criteria.

           We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Impac Mortgage Holdings, Inc. and subsidiaries as of December 31, 2012 and 2011 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended, and our report dated March 11, 2013 expressed an unqualified opinion thereon.

/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

Newport Beach, California
March 11, 2013

ITEM 9B. OTHER INFORMATION

           On October 26, 2012, Repurchase agreement 1 was amended to increase the maximum borrowing capacity increased from $40.0 million to $47.5 million.

           The information set forth above is included herewith for the purpose of providing the disclosure required under "Item 1.01—Entry into a Material Definitive Agreement" and "Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant" of Form 8-K.

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

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on the 11th day of March 2013.

IMPAC MORTGAGE HOLDINGS, INC.
by	/s/ JOSEPH R. TOMKINSON Joseph R. Tomkinson Chairman of the Board and Chief Executive Officer

           Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH R. TOMKINSON Joseph R. Tomkinson	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2013
/s/ WILLIAM S. ASHMORE William S. Ashmore	President and Director	March 11, 2013
/s/ TODD R. TAYLOR Todd R. Taylor	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2013
/s/ JAMES WALSH James Walsh	Director	March 11, 2013
/s/ FRANK P. FILIPPS Frank P. Filipps	Director	March 11, 2013
/s/ STEPHAN R. PEERS Stephan R. Peers	Director	March 11, 2013
/s/ LEIGH J. ABRAMS Leigh J. Abrams	Director	March 11, 2013

Exhibit Index

Exhibit Number	Description
3.1	Charter of the Registrant (incorporated by reference to the corresponding exhibit number to the Registrant's Registration Statement on Form S-11, as amended (File No. 33-96670), filed with the Securities and Exchange Commission on November 8, 1995).
3.1(a)	Certificate of Correction of the Registrant (incorporated by reference to exhibit 3.1(a) of the Registrant's 10-K for the year-ended December 31, 1998).
3.1(b)	Articles of Amendment of the Registrant (incorporated by reference to exhibit 3.1(b) of the Registrant's 10-K for the year-ended December 31, 1998).
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
10.5*
Impac Mortgage Holdings, Inc. Omnibus Incentive Plan (as amended) (incorporated by reference to Appendix A of the Company's proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 30, 2012).
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
10.6*	Non-Employee Director Deferred Stock Unit Award Program (incorporated by reference to Exhibit 10.6 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010).

Exhibit Number	Description
10.6(a)*	Form of Notice of Grant Under Non-Employee Director Deferred Stock Unit Award Program (incorporated by reference to Exhibit 10.6a of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010).
10.7*
Executive Employment Agreement effective as of July 1, 2009 between Impac Mortgage Holdings, Inc. and Joseph R. Tomkinson (incorporated by reference to exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2011).
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
10.12
Master Repurchase Agreement dated as of December 3, 2010 between New Century Bank (d/b/a Customers Bank), Excel Mortgage Servicing and AmeriHome Mortgage Corporation. (incorporated by reference to Exhibit 10.15 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010).
10.13(a)
Guaranty and Suretyship Agreement dated as of December 3, 2010 made by the Registrant. (incorporated by reference to Exhibit 10.15(a) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010).
10.13(b)
Guaranty and Suretyship Agreement dated as of December 3, 2010 made by Integrated Real Estate Service Corp. (incorporated by reference to Exhibit 10.15(b) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010).
10.13(c)
First Amendment dated April 4, 2011 to Master Repurchase Agreement with New Century Bank (d/b/a Customers Bank) (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the year period June 30, 2011).

Exhibit Number	Description
10.13(d)	Second Amendment dated June 30, 2011 to Master Repurchase Agreement with Customers Bank (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the year period June 30, 2011).
10.13(e)
Third Amendment dated April 13, 2012 to Master Repurchase Agreement with Customers Bank (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the year period June 30, 2012).
10.13(f)
Fourth Amendment dated June 29, 2012 to Master Repurchase Agreement with Customers Bank (incorporated by reference to Exhibit 10.5 of the Registrant's Quarterly Report on Form 10-Q for the year period June 30, 2012).
10.14
Master Repurchase Agreement between Excel Mortgage Servicing, Inc. and Alliance Bank of Arizona dated March 30, 2011(incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the year period March 31, 2011).
10.14(a)
Amendment dated September 22, 2011 to Master Repurchase Agreement with Alliance Bank (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the year period September 30, 2011).
10.14(b)
Amendment dated August 20, 2012 to Master Repurchase Agreement with Alliance Bank (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2012).
10.15
Line of Credit Agreement dated April 1, 2011 among Excel Mortgage Servicing, Inc. and Wells Fargo (incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q for the year period June 30, 2011).
10.15(a)
First Modification to Promissory Note and First Modification Credit Agreement, each dated November 7, 2011, between Excel Mortgage Servicing, Inc. and Wells Fargo Bank (incorporated by reference to Exhibit 10.17(a) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011).
10.15(b)
Third Amendment dated April 1, 2012 to Line of Credit Agreement with Wells Fargo and Revolving Credit Note dated April 1, 2012 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2012).
10.16
Master Repurchase Agreement dated as of August 31, 2011 between MetLife Bank, Excel Mortgage Servicing and AmeriHome Mortgage Corporation (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2011).
10.16(a)
First Amendment dated May 1, 2012 to Master Repurchase Agreement with Ever Bank (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2012).
10.16(b)	Second Amendment dated June 21, 2012 to Master Repurchase Agreement with EverBank
10.16(c)
Third amendment dated August 28, 2012 to Master Repurchase Agreement with EverBank (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2012).

Exhibit Number	Description
10.17	Master Repurchase Agreement and Side Letter each dated as of September 21, 2012 between Credit Suisse, and Excel Mortgage Servicing, and Integrated Real Estate Service Corp and Impac Mortgage Holdings, Inc as guarantors (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2012).
10.18
Master Repurchase Agreement dated as of May 14, 2012 between Bank of Internet, Excel Mortgage Servicing and AmeriHome Mortgage Corporation (incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2012).
21.1	Subsidiaries of the Registrant
23.1	Consent of Squar, Milner, Peterson, Miranda & Williamson, LLP
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

           We have audited the accompanying consolidated balance sheets of Impac Mortgage Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

           In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Impac Mortgage Holdings, Inc. and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

           We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2013 expressed an unqualified opinion thereon.

/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

Newport Beach, California
March 11, 2013

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	At December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$12,711	$7,653
Restricted cash	3,230	5,019
Trust assets
Investment securities available-for-sale	110	688
Securitized mortgage collateral	5,787,884	5,449,001
Derivative assets	37	37
Real estate owned	22,475	56,467

Total trust assets	5,810,506	5,506,193
Mortgage loans held-for-sale	118,786	61,718
Mortgage servicing rights	10,703	4,141
Assets of discontinued operations	52	264
Other assets	30,600	27,052

Total assets	$5,986,588	$5,612,040

LIABILITIES
Trust liabilities
Securitized mortgage borrowings	$5,777,456	$5,454,901
Derivative liabilities	17,200	24,786

Total trust liabilities	5,794,656	5,479,687
Warehouse borrowings	107,569	58,691
Long-term debt	12,731	11,561
Notes payable	3,451	5,182
Liabilities of discontinued operations	18,808	9,932
Other liabilities	19,530	15,890

Total liabilities	5,956,745	5,580,943
Commitments and contingencies
STOCKHOLDERS' EQUITY
Series A junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none issued or outstanding	-	-
Series B 9.375% redeemable preferred stock, $0.01 par value; liquidation value $16,640; 2,000,000 shares authorized, 665,592 noncumulative shares issued and outstanding as of December 31, 2012 and December 31, 2011, respectively	7	7
Series C 9.125% redeemable preferred stock, $0.01 par value; liquidation value $35,127; 5,500,000 shares authorized; 1,405,086 noncumulative shares issued and outstanding as of December 31, 2012 and December 31, 2011, respectively	14	14
Common stock, $0.01 par value; 200,000,000 shares authorized; 8,474,017 and 7,814,946 shares issued and outstanding as of December 31, 2012 and December 31, 2011, respectively	85	78
Additional paid-in capital	1,079,083	1,076,723
Net accumulated deficit:
Cumulative dividends declared	(822,520)	(822,520)
Retained deficit	(227,709)	(224,334)

Net accumulated deficit	(1,050,229)	(1,046,854)

Total Impac Mortgage Holdings, Inc. stockholders' equity	28,960	29,968

Noncontrolling interests	883	1,129

Total stockholders' equity	29,843	31,097

Total liabilities and stockholders' equity	$5,986,588	$5,612,040

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the year ended December 31,
	2012	2011
INTEREST INCOME	$478,647	$737,464
INTEREST EXPENSE	476,828	733,872

Net interest income	1,819	3,592
NON-INTEREST INCOME:
Change in fair value of net trust assets, excluding REO	5,335	26,026
Losses from REO	(13,226)	(16,587)

Non-interest income – net trust assets	(7,891)	9,439
Mortgage lending gains and fees, net	73,091	13,849
Real estate services fees, net	21,218	42,153
Gain on sale of Experience 1, Inc.	-	1,940
Other	2,928	2,097

Total non-interest income	89,346	69,478
NON-INTEREST EXPENSE:
Personnel expense	56,986	46,362
General, administrative and other	9,427	9,583
Occupancy expense	5,499	4,643
Legal and professional expense	2,893	2,894
Data processing expense	2,071	2,665

Total non-interest expense	76,876	66,147

Earnings from continuing operations before income tax expense	14,289	6,923
Income tax expense from continuing operations	1,244	1,194

Earnings from continuing operations	13,045	5,729
Loss from discontinued operations, net of tax	(15,549)	(3,078)

Net (loss) earnings	(2,504)	2,651
Net (earnings) loss attributable to noncontrolling interests	(871)	573

Net (loss) earnings attributable to IMH	$(3,375)	$3,224

Earnings (loss) per common share – basic:
Earnings from continuing operations attributable to IMH	$1.54	$0.81
Loss from discontinued operations	(1.96)	(0.40)

Net (loss) earnings per share available to common stockholders	$(0.42)	$0.41

Earnings (loss) per common share – diluted:
Earnings from continuing operations attributable to IMH	$1.54	$0.76
Loss from discontinued operations	(1.96)	(0.37)

Net (loss) earnings per share available to common stockholders	$(0.42)	$0.39

See accompanying notes to consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except share amounts)

	Preferred Shares Outstanding	Preferred Stock	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Cumulative Dividends Declared	Retained Deficit	Total IMH Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance, December 31, 2010	2,070,678	$21	7,787,546	$78	$1,076,375	$(822,520)	$(227,558)	$26,396	$1,301	$27,697
Proceeds and tax benefit from exercise of stock options	-	-	27,400	-	14	-	-	14	-	14
Stock based compensation	-	-	-	-	334	-	-	334	-	334
Contribution from noncontrolling interest	-	-	-	-	-	-	-	-	401	401
Net earnings (loss)	-	-	-	-	-	-	3,224	3,224	(573)	2,651

Balance, December 31, 2011	2,070,678	21	7,814,946	78	1,076,723	(822,520)	(224,334)	29,968	1,129	31,097
Proceeds and tax benefit from exercise of stock options	-	-	659,071	7	1,234	-	-	1,241	-	1,241
Stock based compensation	-	-	-	-	449	-	-	449	-	449
Settlement from noncontrolling interest	-	-	-	-	677	-	-	677	(1,117)	(440)
Net earnings (loss)	-	-	-	-	-	-	(3,375)	(3,375)	871	(2,504)

Balance, December 31, 2012	2,070,678	$21	8,474,017	$85	$1,079,083	$(822,520)	$(227,709)	$28,960	$883	$29,843

See accompanying notes to consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings	$(2,504)	$2,651
Losses from REO	13,226	16,587
Extinguishment of debt	423	338
Change in fair value of mortgage servicing rights	600	128
Gain on sale of loans	(67,565)	(11,452)
Change in fair value of mortgage loans held-for-sale	(3,709)	(2,702)
Change in fair value of derivatives lending, net	(3,234)	(559)
Provision for repurchases	1,789	525
Origination of mortgage loans held-for-sale	(2,358,123)	(860,228)
Sale and principal reduction on mortgage loans held-for-sale	2,356,367	814,117
Change in fair value of net trust assets, excluding REO	(15,803)	(77,010)
Accretion of interest income and expense	260,470	322,831
Change in REO impairment reserve	(23,538)	(27,055)
Stock-based compensation	449	334
Impairment of deferred charge	-	1,170
Gain on sale of Experience 1, Inc.	-	(1,940)
Net change in restricted cash	1,789	(3,524)
Amortization of discount on note payable	89	1,299
Net change in other assets and liabilities	13,467	1,180
Net cash provided by (used in) operating activities of discontinued operations	9,120	(3,113)

Net cash provided by operating activities	183,313	173,577

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in securitized mortgage collateral	640,610	693,373
Sale of Experience 1, Inc.	-	512
Purchase of premises and equipment	(252)	(483)
Net principal change on investment securities available-for-sale	182	181
Proceeds from the sale of real estate owned	94,455	144,899

Net cash provided by investing activities	734,995	838,482

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of warehouse borrowings	(2,214,920)	(793,409)
Borrowings under warehouse agreement	2,263,798	848,043
Repayment of line of credit	(24,500)	(3,850)
Borrowings under line of credit	20,500	7,850
Repayment of securitized mortgage borrowings	(956,622)	(1,071,736)
Issuance of note payable	7,500	8,815
Principal payments on notes payable	(9,943)	(11,455)
Principal payments on capital lease	(272)	(286)
Proceeds from exercise of stock options	1,241	14

Net cash used in financing activities	(913,218)	(1,016,014)

Net change in cash and cash equivalents	5,090	(3,955)
Cash and cash equivalents at beginning of year	7,665	11,620

Cash and cash equivalents at end of year – continuing operations	12,711	7,653
Cash and cash equivalents at end of year – discontinued operations	44	12

Cash and cash equivalents at end of year	$12,755	$7,665

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)

(in thousands)

	For the year ended December 31,
	2012	2011
SUPPLEMENTARY INFORMATION (Continuing and Discontinued Operations):
Interest paid	$77,601	$86,680
Taxes paid, net of refunds	20	33
NON-CASH TRANSACTIONS (Continuing and Discontinued Operations):
Transfer of securitized mortgage collateral to real estate owned	50,151	98,118
Acquisition of equipment purchased through capital leases	514	635
Increase in ownership of AmeriHome through settlement with noncontrolling interest	677	-
Notes received upon disposition of Experience 1, Inc.	-	560

See accompanying notes to consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Note 1.—Summary of Business and Financial Statement Presentation including Significant Accounting Policies

Business Summary

           Impac Mortgage Holdings, Inc. (the Company or IMH or Parent) is a Maryland corporation incorporated in August 1995 and has the following subsidiaries: Integrated Real Estate Service Corporation (IRES), IMH Assets Corp. (IMH Assets) and Impac Funding Corporation (IFC).

           The Company's continuing operations include the origination of mortgages and real estate services conducted by IRES and the long-term mortgage portfolio (residual interests in securitizations reflected as net trust assets and liabilities in the consolidated balance sheets). The discontinued operations include the former non-conforming mortgage and retail operations conducted by IFC and subsidiaries.

           The information set forth in these notes is presented on a continuing operations basis, unless otherwise stated.

Financial Statement Presentation

Basis of Presentation

           The balance sheets, results of operations and cash flows have been presented in the accompanying consolidated financial statements as of December 31, 2012 and 2011 and for each of the years in the two-year period ended December 31, 2012 and include the financial results of IMH, IRES and IMH Assets within continuing operations and Impac Warehouse Lending Group, Inc. (IWLG) and IFC within discontinued operations.

           All significant inter-company balances and transactions have been eliminated in consolidation. In addition, certain amounts in the prior periods' consolidated financial statements have been reclassified to conform to the current year presentation.

Principles of Consolidation

           The accompanying consolidated financial statements include accounts of IMH and other entities in which the Company has a controlling financial interest. The usual condition for a controlling financial interest is ownership of a majority of the voting interests of an entity. However, a controlling financial interest may also exist in entities, such as variable interest entities (VIEs), through arrangements that do not involve voting interests.

           The VIE framework requires a variable interest holder (counterparty to a VIE) to consolidate the VIE if that party will absorb a majority of the expected losses of the VIE, receive a majority of the residual returns of the VIE, or both and directs the significant activities of the entity. This party is considered the primary beneficiary of the entity. The determination of whether the Company meets the criteria to be considered the primary beneficiary of a VIE requires an evaluation of all transactions (such as investments, liquidity commitments, derivatives and fee arrangements) with the entity.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Noncontrolling Interests in Consolidated Subsidiaries

           The Company follows the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 810-10-65-1, Noncontrolling Interests in Consolidated Financial Statements which requires a noncontrolling interest in a subsidiary to be reported as equity in the consolidated financial statements with sufficient disclosure provided to identify and distinguish between the interests of the parent and the interest of the noncontrolling owners. The Company reported the portion of Experience 1, Inc. and AmeriHome Mortgage Corporation (AmeriHome) (both subsidiaries of IRES) not owned as noncontrolling interests. During 2011, both Experience 1, Inc. and AmeriHome incurred net losses, and the noncontrolling interest funded their portion of the net loss, which has been reflected as Contribution from noncontrolling interest in the accompanying consolidated statement of changes in stockholders' equity. At December 31, 2012 and 2011, the noncontrolling interest in the consolidated balance sheet only represents AmeriHome due to the sale of Experience 1, Inc. during the third and fourth quarters of 2011.

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

Significant Accounting Policies

Fair Value Option

           The fair value option provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments not previously carried at fair value. The Company has elected the fair value option on investment securities available-for-sale, securitized mortgage collateral, mortgage servicing rights, mortgage loans held-for-sale within continuing operations, securitized mortgage borrowings and long-term debt. Elections were made to mitigate income statement volatility caused by differences in the measurement basis of elected instruments (for example, securitized mortgage collateral was previously accounted for at cost adjusted for net deferred origination costs and allowance for loan losses for credit losses inherent in the portfolio, where securitized mortgage borrowings was previously accounted for at amortized cost net of deferred financing costs).

Cash and Cash Equivalents and Restricted Cash

           Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less at the date of acquisition. The carrying amount of cash and cash equivalents approximates fair value.

           Cash balances that have restrictions as to the Company's ability to withdraw funds are considered restricted cash. At December 31, 2012 and 2011, restricted cash totaled $3.2 million and $5.0 million,

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

respectively. The restricted cash is the result of the terms of the Company's structured debt agreement and warehouse borrowings. In accordance with the terms of the structured debt agreement, any excess cash flows are deposited into a reserve account, which is included in restricted cash in the accompanying consolidated balance sheets (see Note 12.—Note Payable). In accordance with the terms of the Master Repurchase Agreements related to the warehouse borrowings, the Company is required to maintain cash balances with the lender as additional collateral for the borrowings (See Note 10.—Warehouse Borrowings).

Investment Securities Available-for-Sale

           Investment securities classified as available-for-sale are reported at fair value within the long-term mortgage portfolio. Unrealized gains and losses are recognized in earnings as changes in fair value of net trust assets. Gains and losses realized on the sale of investment securities available-for-sale and declines in value considered to be other-than-temporary are based on the specific identification method and reported in current earnings.

           Interest income from investment securities available-for-sale is recognized based on current market yields. Investment securities available-for-sale may be subject to credit, interest rate and/or prepayment risk.

Securitized Mortgage Collateral

           The Company's long-term mortgage portfolio primarily includes adjustable rate and, to a lesser extent, fixed rate non-conforming mortgages and commercial mortgages that were acquired and originated by our mortgage and commercial operations prior to 2008.

           Non-conforming mortgages may not have certain documentation or verifications that are required by government sponsored entities and, therefore, in making our credit decisions, we were more reliant upon the borrower's credit score and the adequacy of the underlying collateral.

           Historically, the Company securitized mortgages in the form of collateralized mortgage obligations (CMO) or real estate mortgage investment conduits (REMICs). These securitizations are evaluated for consolidation based on the provisions of FASB ASC 810-10-25. Amounts consolidated are included in trust assets and liabilities as securitized mortgage collateral, real estate owned, derivative assets, securitized mortgage borrowings and derivative liabilities in the accompanying consolidated balance sheets.

           The Company accounts for securitized mortgage collateral at fair value, with changes in fair value during the period reflected in earnings. Fair value measurements are based on the Company's estimated cash flow models, which incorporate assumptions, inputs of other market participants and quoted prices for the underlying bonds. The Company's assumptions include its expectations of inputs that other market participants would use. These assumptions include judgments about the underlying collateral, prepayment speeds, credit losses, investor yield requirements, forward interest rates and certain other factors.

           Interest income on securitized mortgage collateral is recorded quarterly using the effective yield for the period based on the previous quarter-end's estimated fair value. Securitized mortgage collateral

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

is generally not placed on nonaccrual status as the servicer remits the interest payments to the trust regardless of the delinquency status of the underlying mortgage loan.

Real Estate Owned

           Real estate owned (REO) on the balance sheet, are assets within the securitized trusts but are recorded as a separate asset for accounting and reporting purposes and are within the long-term mortgage portfolio. REO, which consists of residential real estate acquired in satisfaction of loans, is carried at net realizable value, which includes the estimated fair value of the residential real estate less estimated selling and holding costs, offset by expected contractual mortgage insurance proceeds to be received, if any. Adjustments to the loan carrying value required at the time of foreclosure affect the carrying amount of REO. Subsequent write-downs in the net realizable value of REO are included in losses from REO in the consolidated statements of operations.

Securitized Mortgage Borrowings

           The Company records securitized mortgage borrowings in the accompanying consolidated balance sheets for the consolidated CMO and REMIC securitized trusts within the long-term mortgage portfolio. The debt from each issuance of a securitized mortgage borrowing is payable from the principal and interest payments on the underlying mortgages collateralizing such debt, as well as the proceeds from liquidations of REO. If the principal and interest payments are insufficient to repay the debt, the shortfall is allocated first to the residual interest holders (generally owned by the Company) then, if necessary, to the certificate holders (e.g. third party investors in the securitized mortgage borrowings) in accordance with the specific terms of the various respective indentures. Securitized mortgage borrowings typically are structured as one-month LIBOR "floaters" and fixed rate securities with interest payable to certificate holders monthly. The maturity of each class of securitized mortgage borrowing is directly affected by the amount of net interest spread, overcollateralization and the rate of principal prepayments and defaults on the related securitized mortgage collateral. The actual maturity of any class of a securitized mortgage borrowing can occur later than the stated maturities of the underlying mortgages.

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

           The Company accounts for securitized mortgage borrowings at fair value, with changes in fair value during the period reflected in earnings. Fair value measurements are based on the Company's estimated cash flow models, which incorporate assumptions, inputs of other market participants and quoted prices for the underlying bonds. The Company's assumptions include its expectations of inputs that other market participants would use. These assumptions include judgments about the underlying collateral, prepayment speeds, credit losses, investor yield requirements, forward interest rates and certain other factors. Interest expense on securitized mortgage borrowings are recorded quarterly using the effective yield for the period based on the previous quarter-end's estimated fair value.

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

           To mitigate exposure to the effect of changing interest rates on cash flows on securitized mortgage borrowings, the Company purchased derivative instruments primarily in the form of interest rate swap agreements (swaps) and, to a lesser extent, interest rate cap agreements (caps) and interest rate floor agreements (floors). The Company has $17.2 million in net derivative liabilities outstanding as of December 31, 2012 all of which are in the securitized trusts and included in trust assets and trust liabilities in the consolidated balance sheets.

           The fair value of the Company's swaps, caps, floors and other derivative instruments is generally based on market prices provided by dealers and market makers, or estimates of future cash flows from these financial instruments.

Lending derivatives

           The mortgage lending operation enters into interest rate lock commitments (IRLCs) with consumers to originate mortgage loans at a specified interest rate. These IRLCs are accounted for as derivative instruments. The fair values of IRLCs utilize current secondary market prices for underlying loans with similar coupons, maturity and credit quality, subject to the anticipated loan funding probability (Pull-through Rate). The fair value of IRLCs is subject to change primarily due to changes in interest rates and the estimated Pull-through Rate. The Company reports IRLCs within other assets at fair value with changes in fair value being recorded in the accompanying statement of operations within mortgage lending gains and fees, net.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           The Company hedges the changes in fair value associated with changes in interest rates related to IRLCs and uncommitted mortgage loans held for sale by using forward sold commitments including Fannie Mae and Ginnie Mae mortgage-backed securities known as to-be-announced mortgage-backed securities (TBA MBS or Hedging Instruments). The Hedging Instruments are typically entered into at the time the IRLC is made and are accounted for as derivative instruments. The fair value of Hedging Instruments is subject to change primarily due to changes in interest rates. The Company reports Hedging Instruments within other liabilities at fair value with changes in fair value being recorded in the accompanying statement of operations within mortgage lending gains and fees, net.

           The fair value of IRLCs and Hedging Instruments are represented as derivative assets and liabilities, lending in Note 2.—Fair Value of Financial Instruments.

Options

           The Company has issued a call option and a put option in connection with the acquisition of AmeriHome. Options are derivative instruments and are recorded at fair value with changes in fair value reported in earnings.

Mortgage Loans Held-for-Sale

           During 2009, the Company established a residential mortgage lending operation after discontinuing its former residential and commercial lending operations in 2007 (see Note 23.—Discontinued Operations). Mortgage loans held-for-sale (LHFS) originated under the new lending operation are accounted for using the fair value option, with changes in fair value recorded in noninterest income. In accordance with FASB ASC 825, Financial Instruments, loan origination fees and expenses are recognized in earnings as incurred and not deferred.

           Revenue derived from the Company's mortgage lending activities includes loan fees collected at the time of origination and gain or loss from the sale of LHFS. Loan fees consist of fee income earned on all loan originations, including loans closed and held for sale and consists of amounts earned related to application and underwriting fees, fees on cancelled loans, and are recognized as earned. The related direct loan origination costs are recognized when incurred. Gain or loss from the sale and mark-to-market of LHFS includes both realized and unrealized gains and losses and are included in mortgage lending gains and fees, net in the accompanying consolidated statements of operations. The valuation of LHFS approximates a whole-loan price, which includes the value of the related mortgage servicing rights.

           The Company principally sells its LHFS to government sponsored entities and to a lesser extent investors. The Company evaluates its loan sales for sales treatment. To the extent the transfer of loans qualifies as a sale, the Company derecognizes the loans and records a realized gain or loss on the sale date. In the event the Company determines that the transfer of loans does not qualify as a sale, the transfer would be treated as a secured borrowing. Interest on loans is recorded as income when earned and deemed collectible. LHFS are placed on nonaccrual status when any portion of the principal or interest is 90 days past due or earlier if factors indicate that the ultimate collectability of the principal or interest is not probable. Interest received from loans on nonaccrual status is recorded as income when collected. Loans return to accrual status when the principal and interest become current and it is probable that the amounts are fully collectible.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Mortgage Servicing Rights

           The Company accounts for mortgage loan sales in accordance with ASC 860, Transfers and Servicing. Upon sale of mortgage loans on a service-retained basis, the loan receivables are removed from the balance sheet, mortgage servicing rights (MSRs) are recorded as an asset for servicing rights retained. The Company elected to measure MSRs at fair value as prescribed by FASB ASC 860-50-35, and as such, servicing assets or liabilities are valued using discounted cash flow modeling techniques using assumptions regarding future net servicing cash flow, including prepayment rates, discount rates, servicing cost and other factors. Changes in estimated fair value are reported in the accompanying statement of operations within mortgage lending gains and fees, net.

Long-term Debt

           Long-term debt (consisting of trust preferred securities and junior subordinated notes) is reported at fair value within the long-term mortgage portfolio. These securities are measured based upon an analysis prepared by management, which considers the Company's own credit risk, including settlements with trust preferred debt holders and discounted cash flow analysis. Unrealized gains and losses are recognized in earnings in the accompanying statement of operations within non-interest income.

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

Repurchase Reserve

           The Company sells mortgage loans to the secondary market, including U.S. government sponsored entities and issues securities through Ginnie Mae. When the Company sells or issues securities, it makes customary representations and warranties to the purchasers about various characteristics of each loan such as the origination and underwriting guidelines, including but not limited to the validity of the lien securing the loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local law. In the event of a breach of its representations and warranties, the Company may be required to either repurchase the mortgage loans with the identified defects or indemnify the investor or insurer for any loss. The Company's loss may be reduced by any recourse it has to correspondent lenders that, in turn, had sold such mortgage loans to the Company and breached similar or other representations and warranties. In such event, the Company has the right to seek a recovery of related repurchase losses from that correspondent lender.

           The Company records a provision for losses relating to such representations and warranties as part of its loan sale transactions. The method used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a combination of factors, including, but not limited to, estimated future defaults and loan repurchase rates and the potential severity of loss in the event of defaults and the probability of reimbursement by the correspondent loan seller. The Company establishes a liability at the time loans are sold and continually updates its estimated repurchase liability. The level of the repurchase liability for representations and

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

warranties is difficult to estimate and requires considerable management judgment. The level of mortgage loan repurchase losses is dependent on economic factors, investor demand strategies, and other external conditions that may change over the lives of the underlying loans.

Revenue Recognition for Fees from Services

           The Company follows SAB No. 104 Revenue Recognition in Financial Statements, which provides guidance on the application of GAAP to selected revenue recognition issues.

           The Company's real estate services segment provides various real estate related services and loss mitigation services including (i) managing distressed mortgage portfolios and foreclosed real estate assets, (ii) and the disposition of such assets, (iii) surveillance services for residential and multifamily mortgage portfolios, (iv) loan modification services, (v) the master servicing on various mortgage and multifamily loan pools for loans in the long-term portfolio of the Parent, and to a lesser extent non-affiliated entities. The revenues from these services are recognized in income in the period when services are rendered and collectability is reasonably certain.

Title and Escrow Fees

           In September and October 2011, the Company sold its interest in Experience 1, Inc. Prior to September 2011, Experience 1, Inc., as part of the real estate services segment, provided title insurance, escrow and settlement services to residential mortgage lenders, real estate agents, asset managers and other companies in the residential market sector of the real estate industry. Title fees were recognized as income in the period the deed was recorded. The Company provided for estimated future losses on policies issued and recorded in the accompanying consolidated statement of operations. Escrow fees and other trustee fees were recognized as income when an escrow or other trust was closed.

Stock-Based Compensation

           The Company accounts for stock-based compensation in accordance with FASB ASC 718 Compensation—Stock Compensation. Accordingly, the Company measures the cost of stock-based awards using the grant-date fair value of the award and recognizes that cost over the requisite service period.

           The fair value of each stock option granted under the Company's stock-based compensation plan is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and assumptions noted in Note 20.—Share Based Payments and Employee Benefit Plans. The risk-free interest rate is based on the U.S. Treasury rate with a term equal to the expected term of the option grants on the date of grant.

           FASB ASC 718 requires forfeitures to be estimated at the time of grant and prospectively revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense is recorded net of estimated forfeitures for the years ended December 31, 2012 and 2011, such that the expense was recorded only for those stock-based awards that were expected to vest during such periods. Refer to Note 20.—Share Based Payments and Employee Benefit Plans.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Income Taxes

           In accordance with ASC 740, the Company records income tax expense as well as deferred tax assets and liabilities. Current income tax expense approximates taxes to be paid or refunded for the current period and includes income tax expense related to uncertain tax positions and amortization/impairment of our deferred charge, explained below. The Company determines deferred income taxes using the balance sheet method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and recognizes enacted changes in tax rates and laws in the period in which they occur. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized subject to management's judgment that realization is "more likely than not." Uncertain tax positions that meet the more likely than not recognition threshold are measured to determine the amount of benefit to recognize. An uncertain tax position is measured at the largest amount of benefit that management believes has a greater than 50% likelihood of realization upon settlement.

           The Company is subject to federal income taxes as a regular (Subchapter C) corporation and files a consolidated U.S. federal income tax return on qualifying subsidiaries. One subsidiary files a federal stand-alone tax return as it does not meet the ownership requirements of the Internal Revenue Code. The Company files income tax returns in the U.S. for federal and various states.

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

Earnings per Common Share

           Basic earnings per common share is computed on the basis of the weighted average number of shares outstanding for the year divided into earnings for the year. Diluted earnings per common share is computed on the basis of the weighted average number of shares and dilutive common equivalent shares outstanding for the year divided by earnings for the year, unless anti-dilutive. Refer to Note 16.—Reconciliation of Earnings Per Share.

Recent Accounting Pronouncements

           In May 2011, the FASB issued ASU 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." ASU 2011-04 amends guidance listed under ASC Topic 820, "Fair Value Measurement," and represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. This Update also permits entities to measure fair value on a net basis for financial instruments that are managed based on net exposure to market risks and/or counterparty credit risk. ASU 2011-04 requires new disclosures for financial instruments classified as Level 3, including: 1) quantitative information about unobservable inputs used in measuring fair value; 2) qualitative discussion of the sensitivity of fair value measurements to changes in unobservable inputs; and 3) a description of valuation processes used. This update also requires disclosure of fair value levels for financial instruments that are not recorded at fair value but for

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

which fair value is required to be disclosed. ASU 2011-04 became effective prospectively for interim and annual periods beginning after December 15, 2011. The Company has conformed to the new disclosures required in ASU 2011-04 during the first quarter of 2012.

           In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment, which updated guidance on the periodic testing of indefinite-lived intangible assets, other than goodwill, for impairment. This guidance will allow companies to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset, other than goodwill, is impaired in order to determine whether it is necessary to perform a quantitative impairment test. ASU 2012-02 will be effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company does not plan to early adopt ASU 2012-02; therefore, the ASU 2012-02 is effective for the Company beginning with the first quarter of fiscal year 2013. The Company does not anticipate the adoption of ASU 2012-02 will have a material impact on its results of operations, financial condition or cash flows.

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

	December 31, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$12,711	$12,711	$7,653	$7,653
Restricted cash	3,230	3,230	5,019	5,019
Investment securities available-for-sale	110	110	688	688
Securitized mortgage collateral	5,787,884	5,787,884	5,449,001	5,449,001
Derivative assets, securitized trusts	37	37	37	37
Derivative assets, lending	3,970	3,970	1,179	1,179
Mortgage loans held-for-sale	118,786	118,786	61,718	61,718
Mortgage servicing rights	10,703	10,703	4,141	4,141
Call option	368	368	253	253
Liabilities
Securitized mortgage borrowings	5,777,456	5,777,456	5,454,901	5,454,901
Derivative liabilities, securitized trusts	17,200	17,200	24,786	24,786
Derivative liabilities, lending	181	181	624	624
Warehouse borrowings	107,569	107,569	58,691	58,691
Long-term debt	12,731	12,731	11,561	11,561
Notes payable	3,451	3,678	5,182	5,941
Line of credit	-	-	4,000	4,000
Put option	1	1	-	-

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

           Refer to Recurring Fair Value Measurements below for a description of the valuation methods used to determine the fair value of investment securities available-for-sale, securitized mortgage collateral and borrowings, derivative assets and liabilities, long-term debt, mortgage servicing rights, loans held-for-sale, and call and put options.

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

           As a result of the lack of observable market data resulting from inactive markets, the Company has classified its investment securities available-for-sale, mortgage servicing rights, call and put options, securitized mortgage collateral and borrowings, derivative assets and liabilities (trust and lending), and

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

long-term debt as Level 3 fair value measurements. Level 3 assets and liabilities were approximately 98% and 99%, respectively, of total assets and total liabilities measured at estimated fair value at December 31, 2012 and 2011.

Recurring Fair Value Measurements

           The Company assesses its financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by ASC Topic 810. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the beginning of the reporting period. There were no material transfers between Level 1 and Level 2 classified instruments during the year ended December 31, 2012.

           The following tables present the Company's assets and liabilities that are measured at estimated fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option at December 31, 2012 and December 31, 2011, based on the fair value hierarchy:

		Recurring Fair Value Measurements
	December 31, 2012			December 31, 2011
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investment securities available-for-sale	$-	$-	$110	$-	$-	$688
Mortgage loans held-for-sale	-	118,786	-	-	61,718	-
Derivative assets, lending (1)	-	-	3,970	-	-	1,179
Mortgage servicing rights	-	-	10,703	-	-	4,141
Call option (2)	-	-	368	-	-	253
Securitized mortgage collateral	-	-	5,787,884	-	-	5,449,001

Total assets at fair value	$-	$118,786	$5,803,035	$-	$61,718	$5,455,262

Liabilities
Securitized mortgage borrowings	$-	$-	$5,777,456	$-	$-	$5,454,901
Derivative liabilities, net, securitized trusts (3)	-	-	17,163	-	-	24,749
Long-term debt	-	-	12,731	-	-	11,561
Derivative liabilities, lending (1)	-	181	-	-	624	-
Put option (4)	-	-	1	-	-	-

Total liabilities at fair value	$-	$181	$5,807,351	$-	$624	$5,491,211

(1)
At December 31, 2012, derivative assets, lending, included $4.0 million in IRLCs and $181 thousand in Hedging Instruments, respectively, associated with the Company's mortgage lending operations, and is included in other assets and other liabilities in the accompanying consolidated balance sheets. At December 31, 2011, derivative assets, lending, included $1.2 million in IRLCs and $624 thousand in Hedging Instruments, respectively.
(2)
Included in other assets in the accompanying consolidated balance sheets.
(3)
At December 31, 2012, derivative liabilities, net—securitized trusts, included $37 thousand in derivative assets and $17.2 million in derivative liabilities, included within trust assets and trust liabilities, respectively.

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

           The following tables present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2012 and December 31, 2011:

	Level 3 Recurring Fair Value Measurements
	For the year ended December 31, 2012
	Investment securities available- for-sale	Securitized mortgage collateral	Securitized mortgage borrowings	Derivative liabilities, net	Mortgage servicing rights	Interest rate lock commitments	Call option	Put option	Long- term debt
Fair value, December 31, 2011	$688	$5,449,001	$(5,454,901)	$(24,749)	$4,141	$1,179	$253	$-	$(11,561)
Total gains (losses) included in earnings:
Interest income (1)	38	140,491	-	-	-	-	-	-	-
Interest expense (1)	-	-	(398,683)	-	-	-	-	-	(2,316)
Change in fair value	(434)	889,145	(880,538)	(2,838)	(600)	2,791	115	(1)	1,146

Total (losses) gains included in earnings	(396)	1,029,636	(1,279,221)	(2,838)	(600)	2,791	115	(1)	(1,170)
Transfers in and/or out of Level 3	-	-	-	-					-
Purchases, issuances and settlements
Purchases	-	-	-	-	-	-	-	-	-
Issuances	-	-	-	-	15,962	-	-	-	-
Settlements	(182)	(690,753)	956,666	10,424	(8,800)	-	-	-	-

Fair value, December 31, 2012	$110	$5,787,884	$(5,777,456)	$(17,163)	$10,703	$3,970	$368	$(1)	$(12,731)

Unrealized gains (losses) still held (2)	$43	$(2,698,414)	$4,760,166	$(16,458)	$10,703	$3,970	$368	$(1)	$58,032

(1)
Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. Net interest income, including cash received and paid, was $8.0 million for the year ended December 31, 2012. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations is primarily from contractual interest on the securitized mortgage collateral and borrowings.
(2)
Represents the amount of unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held and reflected in the fair values at December 31, 2012.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

	Level 3 Recurring Fair Value Measurements
	For the year ended December 31, 2011
	Investment securities available- for-sale	Securitized mortgage collateral	Securitized mortgage borrowings	Derivative liabilities, net	Mortgage servicing rights	Interest rate lock commitments	Call option	Put option	Long- term debt
Fair value, December 31, 2010	$645	$6,011,675	$(6,012,745)	$(65,876)	$1,439	$-	$706	$(61)	$(11,728)
Total gains (losses) included in earnings:
Interest income (1)	136	327,555	-	-	-	-	-	-	-
Interest expense (1)	-	-	(648,371)	-	-	-	-	-	(2,151)
Change in fair value	88	(98,683)	133,234	(8,613)	(128)	1,179	(453)	61	2,318

Total (losses) gains included in earnings	224	228,872	(515,137)	(8,613)	(128)	1,179	(453)	61	167
Transfers in and/or out of Level 3	-	-	-	-	-		-	-	-
Purchases, issuances and settlements
Purchases	-	-	-	-	-	-	-	-	-
Issuances	-	-	-	-	2,830	-	-	-	-
Settlements	(181)	(791,546)	1,072,981	49,740	-	-	-	-	-

Fair value, December 31, 2011	$688	$5,449,001	$(5,454,901)	$(24,749)	$4,141	$1,179	$253	$—	$(11,561)

Unrealized gains (losses) still held (2)	$530	$(4,054,073)	$6,039,343	$(24,089)	$4,141	$1,179	$253	$-	$59,202

(1)
Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. Net interest income, including cash received and paid, was $9.5 million for the year ended December 31, 2011. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations is primarily from contractual interest on the securitized mortgage collateral and borrowings.
(2)
Represents the amount of unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held and reflected in the fair values at December 31, 2011.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           The following table presents quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring and non-recurring basis at December 31, 2012.

Financial Instrument	Estimated Fair Value	Valuation Technique	Unobservable Input	Range of Inputs
Assets and liabilities backed by real estate
Investment securities available-for-sale,	$110	DCF	Discount rates	3.7 - 30.0%
Securitized mortgage collateral, and	5,787,884		Prepayment rates	0.8 - 11.1%
Securitized mortgage borrowings	(5,777,456)		Default rates	1.5 - 14.5%
			Loss severities	11.4 - 71.9%
Other assets and liabilities
Mortgage servicing rights	$10,703	DCF	Discount rate	12.0%
			Prepayment rates	4.1 - 15.4%
Derivative liabilities, net, securitized trusts	(17,163)	DCF	1M forward LIBOR	0.2 - 3.5%
Derivative assets, lending	3,970	Market pricing	Pull -through rate	27.6 - 99.0%
Long-term debt	(12,731)	DCF	Discount rate	25.0%
Lease liability	(2,155)	DCF	Discount rate	12.0%

DCF = Discounted Cash Flow
1M = 1 Month

           For assets and liabilities backed by real estate, a significant increase in discount rates, default rates or loss severities would result in a significantly lower estimated fair value. The effect of changes in prepayment speeds would have differing effects depending on the seniority or other characteristics of the instrument. For other assets and liabilities, a significant increase in discount rates would result in a significantly lower estimated fair value. A significant increase in one-month LIBOR would result in a significantly higher estimated fair value for derivative liabilities, net, securitized trusts. A significant increase or decrease in pull-through rate assumptions would result in a significant increase or decrease in the fair value of IRLCs. The Company believes that the imprecision of an estimate could be significant.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           The following tables present the changes in recurring fair value measurements included in net earnings for the years ended December 31, 2012 and 2011:

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Earnings
	For the year ended December 31, 2012
			Change in Fair Value of
							Mortgage lending gains and fees, net
	Interest Income (1)	Interest Expense (1)	Net Trust Assets		Long-term Debt	Other Non-interest Income		Total
Investment securities available-for-sale	$38	$-	$(434)		$-	$-	$-	$(396)
Securitized mortgage collateral	140,491	-	889,145		-	-	-	1,029,636
Securitized mortgage borrowings	-	(398,683)	(880,538)		-	-	-	(1,279,221)
Mortgage servicing rights	-	-	-		-	-	(600)	(600)
Call option	-	-	-		-	115	-	115
Put option	-	-	-		-	(1)	-	(1)
Derivative liabilities, net	-	-	(2,838	) (2)	-	-	-	(2,838)
Long-term debt	-	(2,316)	-		1,146	-	-	(1,170)
Mortgage loans held-for-sale	-	-	-		-	-	3,709	3,709
Derivative assets—IRLCs	-	-	-		-	-	2,791	2,791
Derivative liabilities—Hedging Instruments	-	-	-		-	-	442	442

Total	$140,529	$(400,999)	$5,335 (3)		$1,146	$114	$6,342	$(247,533)

(1)
Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
(2)
Included in this amount is $7.7 million in changes in the fair value of derivative instruments, offset by $10.5 million in cash payments from the securitization trusts for the year ended December 31, 2012.
(3)
For the year ended December 31, 2012, change in the fair value of trust assets, excluding REO was $5.3 million. The net change consists of $15.8 million change in fair value of net trust assets, excluding REO, in the accompanying consolidated statement of cash flows less $10.5 million in cash payments from the securitization trusts related to the Company's net derivative liabilities.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Earnings
	For the year ended December 31, 2011
			Change in Fair Value of
							Mortgage lending gains and fees, net
	Interest Income (1)	Interest Expense (1)	Net Trust Assets		Long-term Debt	Other Non-interest Income		Total
Investment securities available-for-sale	$136	$-	$88		$-	$-	$-	$224
Securitized mortgage collateral	327,555	-	(98,683)		-	-	-	228,872
Securitized mortgage borrowings	-	(648,371)	133,234		-	-	-	(515,137)
Mortgage servicing rights	-	-	-		-	-	(128)	(128)
Call option	-	-	-		-	(453)	-	(453)
Put option	-	-	-		-	61	-	61
Derivative liabilities, net	-	-	(8,613	) (2)	-	-	-	(8,613)
Long-term debt	-	(2,151)	-		2,318	-	-	167
Mortgage loans held-for-sale	-	-	-		-	-	2,702	2,702
Derivative assets—IRLCs	-	-	-		-	-	1,179	1,179
Derivative liabilities—Hedging Instruments	-	-	-		-	-	(620)	(620)

Total	$327,691	$(650,522)	$26,026	(3)	$2,318	$(392)	$3,133	$(291,746)

(1)
Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
(2)
Included in this amount is $42.4 million in changes in the fair value of derivative instruments, offset by $51.0 million in cash payments from the securitization trusts for the year ended December 31, 2011.
(3)
For the year ended December 31, 2011, change in the fair value of trust assets, excluding REO was $26.0 million. Excluded from the $77.0 million change in fair value of net trust assets, excluding REO, in the accompanying consolidated statement of cash flows is $51.0 million in cash payments from the securitization trusts related to the Company's net derivative liabilities.

           The following is a description of the measurement techniques for items recorded at estimated fair value on a recurring basis.

           Investment securities available-for-sale—Investment securities available-for-sale are carried at fair value. The investment securities consist primarily of non-investment grade mortgage-backed securities. The fair value of the investment securities is measured based upon the Company's expectation of inputs that other market participants would use. Such assumptions include judgments about the underlying collateral, prepayment speeds, future credit losses, forward interest rates and certain other factors. Given the lack of observable market data as of December 31, 2012 and 2011 relating to these securities, the estimated fair value of the investment securities available-for-sale was measured using significant internal expectations of market participants' assumptions. Investment securities available-for-sale is considered a Level 3 measurement at December 31, 2012.

           Mortgage servicing rights—The Company elected to carry all of its mortgage servicing rights arising from its mortgage loan origination operation at fair value. The fair value of mortgage servicing rights is based upon market prices for similar instruments and a discounted cash flow model. The valuation model incorporates assumptions that market participants would use in estimating the fair

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

value of servicing. These assumptions include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, prepayment and late fees, among other considerations. Mortgage servicing rights are considered a Level 3 measurement at December 31, 2012.

           Mortgage loans held-for-sale—The Company elected to carry its mortgage loans held-for-sale originated or acquired from its mortgage lending operation at fair value. Fair value is based on quoted market prices, where available, prices for other traded mortgage loans with similar characteristics, and purchase commitments and bid information received from market participants. Given the meaningful level of secondary market activity for mortgage loans, active pricing is available for similar assets and accordingly, the Company classifies its mortgage loans held-for-sale as a Level 2 measurement at December 31, 2012.

           Call option—As part of the acquisition of AmeriHome, the purchase agreement included a call option to purchase an additional 39% of AmeriHome. In June 2012, the Company and the noncontrolling interest holder entered into an agreement to transfer an additional 27.5% ownership of AmeriHome to the Company in exchange for the settlement of balances owed from the noncontrolling interest holder related to the Company for capital contributions made by the Company to AmeriHome and indemnification provisions included in the purchase agreement. As of December 31, 2012, the Company owns 78.5% of AmeriHome, and accordingly retains an option to purchase 11.5% of AmeriHome. The estimated fair value is based on a model incorporating various assumptions including expected future book value of AmeriHome, the probability of the option being exercised, volatility, expected term and certain other factors. The call option is considered a Level 3 measurement at December 31, 2012.

           Put option—As part of the acquisition of AmeriHome, the purchase agreement included a put option which allows the noncontrolling interest holder to sell his then remaining 49% of AmeriHome to the Company in the event the Company does not exercise the call option discussed above. In June 2012, the Company and the noncontrolling interest holder entered into an agreement to transfer 27.5% ownership of AmeriHome to the Company in exchange for the settlement of balances owed from the noncontrolling interest holder related to capital contributions made by the Company to AmeriHome and indemnification provisions included in the purchase agreement. As of December 31, 2012, the noncontrolling interest holder owns 21.5% of AmeriHome, and accordingly retains an option to sell the 21.5% interest to the Company. The estimated fair value is based on a model incorporating various assumptions including expected future book value of AmeriHome, the probability of the option being exercised, volatility, expected term and certain other factors. The put option is considered a Level 3 measurement at December 31, 2012.

           Securitized mortgage collateral—The Company elected to carry all of its securitized mortgage collateral at fair value. These assets consist primarily of non-conforming mortgage loans securitized between 2002 and 2007. Fair value measurements are based on the Company's internal models used to compute the net present value of future expected cash flows, with observable market participant assumptions, where available. The Company's assumptions include its expectations of inputs that other market participants would use in pricing these assets. These assumptions include judgments about the underlying collateral, prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of December 31, 2012, securitized mortgage collateral had an unpaid principal balance of $8.5 billion, compared to an estimated fair value on the Company's balance sheet of $5.8 billion. The aggregate unpaid principal balance exceeds the fair value by $2.7 billion at December 31, 2012. As of December 31, 2012, the unpaid principal balance of loans

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

90 days or more past due was $1.6 billion compared to an estimated fair value of $0.6 billion. The aggregate unpaid principal balances of loans 90 days or more past due exceed the fair value by $1.0 billion at December 31, 2012. Securitized mortgage collateral is considered a Level 3 measurement at December 31, 2012.

           Securitized mortgage borrowings—The Company elected to carry all of its securitized mortgage borrowings at fair value. These borrowings consist of individual tranches of bonds issued by securitization trusts and are primarily backed by non-conforming mortgage loans. Fair value measurements include the Company's judgments about the underlying collateral and assumptions such as prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of December 31, 2012, securitized mortgage borrowings had an outstanding principal balance of $8.5 billion, net of $2.1 billion in bond losses, compared to an estimated fair value of $5.8 billion. The aggregate outstanding principal balance exceeds the fair value by $2.7 billion at December 31, 2012. Securitized mortgage borrowings is considered a Level 3 measurement at December 31, 2012.

           Long-term debt—The Company elected to carry all of its long-term debt (consisting of trust preferred securities and junior subordinated notes) at fair value. These securities are measured based upon an analysis prepared by management, which considered the Company's own credit risk, including settlements with trust preferred debt holders and discounted cash flow analysis. As of December 31, 2012, long-term debt had an unpaid principal balance of $70.5 million compared to an estimated fair value of $12.7 million. The aggregate unpaid principal balance exceeds the fair value by $57.8 million at December 31, 2012. The long-term debt is considered a Level 3 measurement at December 31, 2012.

           Derivative assets and liabilities, Securitized trusts—For non-exchange traded contracts, fair value is based on the amounts that would be required to settle the positions with the related counterparties as of the valuation date. Valuations of derivative assets and liabilities are based on observable market inputs, if available. To the extent observable market inputs are not available, fair values measurements include the Company's judgments about future cash flows, forward interest rates and certain other factors, including counterparty risk. Additionally, these values also take into account the Company's own credit standing, to the extent applicable; thus, the valuation of the derivative instrument includes the estimated value of the net credit differential between the counterparties to the derivative contract. As of December 31, 2012, the notional balance of derivative assets and liabilities, securitized trusts was $829.3 million. These derivatives are included in the consolidated securitization trusts, which are nonrecourse to the Company, and thus the economic risk from these derivatives is limited to the Company's residual interests in the securitization trusts. Derivative assets and liabilities, securitized trusts are considered a Level 3 measurement at December 31, 2012.

           Derivative assets and liabilities, Lending—The Company's derivative assets and liabilities are carried at fair value as required by GAAP and are accounted for as free standing derivatives. The derivative assets are IRLCs with prospective residential mortgage borrowers whereby the interest rate on the loan is determined prior to funding and the borrowers have locked in that interest rate. These commitments are determined to be derivative instruments in accordance with GAAP. The derivative liabilities are hedging instruments (typically TBA MBS) used to hedge the fair value changes associated with changes in interest rates relating to its mortgage lending operations. The Company hedges the period from the interest rate lock (assuming a fall-out factor) to the date of the loan sale. The estimated fair value of IRLCs are based on underlying loan types with similar characteristics using the TBA MBS market, which is actively quoted and easily validated through external sources. The data inputs used in

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

this valuation include, but are not limited to, loan type, underlying loan amount, note rate, loan program, and expected sale date of the loan, adjusted for current market conditions. These valuations are adjusted at the loan level to consider the servicing release premium and loan pricing adjustments specific to each loan. For all IRLCs, the base value is then adjusted for the anticipated Pull-through Rate. The anticipated Pull-through Rate is an unobservable input based on historical experience, which results in classification of IRLCs as a Level 3 measurement at December 31, 2012.

           The fair value of the Hedging Instruments is based on the actively quoted TBA MBS market using observable inputs related to characteristics of the underlying MBS stratified by product, coupon and settlement date. Therefore, the Hedging Instruments are classified as a Level 2 measurement at December 31, 2012.

Nonrecurring Fair Value Measurements

           The Company is required to measure certain assets and liabilities at estimated fair value from time to time. These fair value measurements typically result from the application of specific accounting pronouncements under GAAP. The fair value measurements are considered nonrecurring fair value measurements under FASB ASC 820-10.

           The following tables present financial and non-financial assets and liabilities measured using nonrecurring fair value measurements at December 31, 2012 and 2011, respectively:

	Nonrecurring Fair Value Measurements			Total Gains (Losses) For the Year Ended December 31, 2012 (3)
	December 31, 2012
	Level 1	Level 2	Level 3
REO (1)	$-	$10,172	$-	$(13,260)
Lease liability (2)	-	-	(2,155)	(625)

(1)
Balance represents REO at December 31, 2012 which have been impaired subsequent to foreclosure. Amounts are included in continuing operations. For the year ended December 31, 2012, the $13.3 million loss represents additional impairment write-downs during 2012.
(2)
For the year ended December 31, 2012, the Company recorded $625 thousand in losses resulting from changes in lease liabilities as a result of changes in our expected minimum future lease payments, net.
(3)
Total losses reflect losses from all nonrecurring measurements during the period.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

	Non-recurring Fair Value Measurements			Total Gains (Losses) For the Year Ended December 31, 2011 (4)
	December 31, 2011
	Level 1	Level 2	Level 3
REO (1)	$-	$9,985	$-	$(16,680)
Lease liability (2)	-	-	(2,131)	(566)
Deferred charge (3)	-	-	11,974	(1,170)

(1)
Balance represents REO at December 31, 2011 which have been impaired subsequent to foreclosure. Amounts are included in continuing operations. For the year ended December 31, 2011, the $16.7 million loss represents additional impairment write-downs during 2011.
(2)
Amounts are included in discontinued operations. For the year ended December 31, 2011, the Company recorded $566 thousand in losses resulting from changes in lease liabilities as a result of changes in our expected minimum future lease payments, net.
(3)
Amounts are included in continuing operations. For the year ended December 31, 2011, the Company recorded $1.2 million in income tax expense resulting from impairment write-downs based on changes in estimated cash flows and lives of the related mortgages retained in the securitized mortgage collateral.
(4)
Total losses reflect losses from all nonrecurring measurements during the period.

           Real estate owned—REO consists of residential real estate acquired in satisfaction of loans. Upon foreclosure, REO is adjusted to the estimated fair value of the residential real estate less estimated selling and holding costs, offset by expected contractual mortgage insurance proceeds to be received, if any. Subsequently, REO is recorded at the lower of carrying value or estimated fair value less costs to sell. REO balance representing REOs which have been impaired subsequent to foreclosure are subject to nonrecurring fair value measurement and included in the nonrecurring fair value measurements tables. Fair values of REO are generally based on observable market inputs, and considered Level 2 measurements at December 31, 2012.

           Lease liability—In connection with the discontinuation of our non-conforming mortgage, retail mortgage, warehouse lending and commercial operations, a significant amount of office space that was previously occupied is no longer being used by the Company. The Company has subleased a significant amount of this office space. The Company has recorded a liability representing the present value of the minimum lease payments over the remaining life of the lease, offset by the expected proceeds from sublet revenue related to this office space. This liability is based on present value techniques that incorporate the Company's judgments about estimated sublet revenue and discount rates. Therefore, this liability is considered a Level 3 measurement at December 31, 2012.

           Deferred charge—Deferred charge represents the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH in prior years. The deferred charge is amortized as a component of income tax expense over the estimated life of the mortgages retained in the securitized mortgage collateral. The Company evaluates the deferred charge for impairment quarterly using internal estimates of estimated cash flows and lives of the related mortgages retained in the securitized mortgage collateral. If the deferred charge is determined to be impaired, it is amortized as a component of income tax expense. For the year ended December 31, 2011, the Company recorded $1.2 million in income tax expense resulting from deferred charge

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

impairment write-downs based on changes in estimated fair value of securitized mortgage collateral. There was no impairment of the deferred charge in 2012. Deferred charge is considered a Level 3 measurement at December 31, 2012.

Note 3.—Securitized Mortgage Collateral

           Securitized mortgage collateral consisted of the following:

	December 31,
	2012	2011
Mortgages secured by residential real estate	$7,460,212	$8,233,567
Mortgages secured by commercial real estate	1,026,086	1,269,507
Fair value adjustment	(2,698,414)	(4,054,073)

Total securitized mortgage collateral	$5,787,884	$5,449,001

           As of December 31, 2012, the Company was also a master servicer of mortgages for others of approximately $1.3 billion that were primarily collateralizing REMIC securitizations, compared to $1.5 billion at December 31, 2011. Related fiduciary funds are held in trust for investors in non-interest bearing accounts and therefore not included in the Company's consolidated balance sheets. The Company may also be required to advance funds or cause loan servicers to advance funds to cover principal and interest payments not received from borrowers depending on the status of their mortgages.

Note 4.—Derivative Instruments

Derivative Assets and Liabilities, Securitized Trusts

           As of December 31, 2012, the net derivative liability included in the securitization trusts was $17.2 million, as compared to $24.7 million at December 31, 2011. As of December 31, 2012, the notional balance of derivative assets and liabilities, securitized trusts was $829.3 million. The derivative values are based on the net present value of cash receipts or payments expected to be received or paid by the bankruptcy remote trusts. The fair value of the derivatives fluctuates with changes in the future expectation of cash receipts or payments based on notional balances and estimated LIBOR rates.

           On September 15, 2008, Lehman Brothers Holdings Inc. (LBHI) filed a petition for protection under Chapter 11 of the U.S. Bankruptcy Code. As of that date, LBHI, through affiliated companies, was an interest rate swap counterparty to several of the Company's CMO and REMIC securitizations. At December 31, 2012, the estimated fair value of derivatives with LBHI, through its affiliated companies was $1.1 million as compared to $2.5 million at December 31, 2011, and is included in derivative liabilities in the accompanying consolidated balance sheet. As the related securitization trusts are non-recourse to the Company, the Company is not required to replace or otherwise settle any derivative positions affected by counterparty default within the consolidated trusts.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Derivative Assets and Liabilities, Lending

           The mortgage lending operation enters into IRLC with prospective borrowers to originate mortgage loans at a specified interest rate and Hedging Instruments to hedge the fair value changes associated with changes in interest rates relating to its mortgage loan origination operations. The fair value of IRLCs and Hedging Instruments are included in other assets and other liabilities, respectively, in the consolidated balance sheets. As of December 31, 2012, the estimated fair value of IRLCs and Hedging Instruments associated with mortgage lending totaled $4.0 million and $181 thousand, respectively.

           The following table includes information for the derivative assets and liabilities—lending for the periods presented:

			Total Gains (Losses) (1)
	Notional Balance
			For the Year Ended December 31, 2012	For the Year Ended December 31, 2011
	December 31, 2012	December 31, 2011
Derivative assets – IRLC's	$221,461	$104,716	$2,791	$1,179
Derivative liabilities – TBA's	236,682	68,000	(16,255)	(6,629)

(1)
Amounts included in mortgage lending gains and fees, net within the accompanying consolidated statements of operations.

Other Derivatives

           As part of the acquisition of AmeriHome, the purchase agreement included a call and put option. The call option allowed the Company to purchase an additional 39% of AmeriHome anytime between January 1, 2011 and December 31, 2013. In June 2012, the Company and the noncontrolling interest holder entered into an agreement to transfer an additional 27.5% ownership of AmeriHome to the Company in exchange for the settlement of balances owed from the noncontrolling interest holder related to the Company for capital contributions made by the Company to AmeriHome and indemnification provisions included in the purchase agreement. As of December 31, 2012, the Company owns 78.5% of AmeriHome, and accordingly retains an option to purchase 11.5% of AmeriHome.

           Insofar that the Company does not exercise the call option, the Company wrote a put option to the founder of AmeriHome that provided the founder with the right to require the Company to acquire the remaining 49% of AmeriHome. In June 2012, the Company and the noncontrolling interest holder entered into an agreement to transfer 27.5% ownership of AmeriHome to the Company in exchange for the settlement of balances owed from the noncontrolling interest holder related to capital contributions made by the Company to AmeriHome and indemnification provisions included in the purchase agreement. As of December 31, 2012, the noncontrolling interest holder owns 21.5% of AmeriHome, and accordingly retains an option to sell the 21.5% interest to the Company.

           These options are considered derivative instruments and recorded at fair value using a multinomial option pricing model. The estimated fair value is based on a model incorporating various assumptions including expected future book value of AmeriHome, the probability of the option being exercised, volatility, expected term and certain other factors. The fair value of the options are included in

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

other assets and other liabilities, in the consolidated balance sheets. As of December 31, 2012, the estimated fair value of the call and put options were $368 thousand and ($1) thousand, respectively.

Note 5.—Real Estate Owned (REO)

           The Company's REO consisted of the following:

	December 31,
	2012	2011
REO	$31,116	$75,418
Impairment (1)	(8,605)	(18,951)

Ending balance	$22,511	$56,467

REO inside trusts	$22,475	$56,467
REO outside trusts	36	-

Total	$22,511	$56,467

(1)
Impairment represents the cumulative write-downs of net realizable value subsequent to foreclosure.

Note 6.—Mortgage Loans Held-for-Sale

           A summary of the unpaid principal balance of mortgage loans held-for-sale by type is presented below:

	December 31,
	2012	2011
Government (1)	$57,992	$30,917
Conventional (2)	54,303	26,487
Jumbo	-	1,532
Fair value adjustment	6,491	2,782

Total mortgage loans held-for-sale	$118,786	$61,718

(1)
Includes all government-insured loans including FHA, VA and USDA.
(2)
Includes loans eligible for sale to Fannie Mae and Freddie Mac.

           The Company does not have any delinquent or nonaccrual mortgage loans held-for-sale as of December 31, 2012.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           Gain on LHFS (included in mortgage lending gains and fees, net in the consolidated statements of operations) is comprised of the following for the years ended December 31, 2012 and 2011:

	December 31,
	2012	2011
Gain on sale of mortgage loans	$109,449	$23,053
Premium from servicing retained loan sales	15,962	2,830
Unrealized gains from derivative financial instruments	3,234	559
Realized losses from derivative financial instruments	(16,697)	(6,010)
Mark to market gain on LHFS	3,709	2,702
Direct origination (expenses) fees, net	(41,149)	(8,421)
Provision for repurchases	(1,789)	(525)

Total gain on LHFS	$72,719	$14,188

Note 7.—Mortgage Servicing Rights

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

           As of December 31, 2012 and 2011, the Company serviced approximately $2.2 billion and $605.4 million, respectively, in UPB of loans with the following characteristics:

	Outstanding Principal Balance
	2012	2011
Government	$679,737	$102,869
Conventional	1,322,432	435,103
Interim/other	175,028	67,449

Total loans serviced (1)	$2,177,197	$605,421

(1)
Includes approximately $513.2 million in unpaid principal balance of servicing sold but not transferred as of December 31, 2012.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           The table below illustrates hypothetical fair values of MSRs, caused by assumed immediate changes to key assumptions that are used to determine fair value.

Mortgage Servicing Rights Sensitivity Analysis	December 31, 2012
Fair value of MSRs	$10,703
Prepayment Speed:
Decrease in fair value from 100 basis points (bps) adverse change	(619)
Decrease in fair value from 200 bps adverse change	(1,183)
Discount Rate:
Decrease in fair value from 100 bps adverse change	(71)
Decrease in fair value from 200 bps adverse change	(153)
Default Rate:
Decrease in fair value from 100 bps adverse change	(578)
Decrease in fair value from 200 bps adverse change	(1,196)

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

Note 8.—Other Assets

Other Assets

           Other assets consisted of the following:

	December 31,
	2012	2011
Deferred charge (See Note 17)	$11,974	$11,974
Accounts receivable, net	4,544	3,096
Interest rate lock commitments (Note 4)	3,970	1,179
Prepaid expenses	2,542	1,493
Premises and equipment, net	2,470	2,958
Investment in limited partnership	2,042	3,580
Servicer advances, net	1,086	1,062
Other	1,972	1,710

Total other assets	$30,600	$27,052

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Investment in Limited Partnership

           The investment in limited partnership represents an investment the Company made in a non-affiliated limited partnership fund that invests primarily in mortgage and mortgage-related financial institutions. The investment is accounted for using the equity method of accounting. The Company records its share of the profits and losses based upon its relative ownership percentage. The carrying value of the investment in limited partnership is based upon information received from the fund manager and approximates fair value. The limited partnership agreement has a term of five years. The general partner has the option to extend the term for two consecutive one-year periods. The second year of the extended term ends in May 2013. As of December 31, 2012, there are no outstanding commitments to fund the investment. During 2012, the Company received $3.5 million in distributions from the limited partnership, including a return of capital of $1.2 million and investment earnings of $2.3 million.

Premises and Equipment, net

           Premises and equipment are stated at cost, less accumulated depreciation or amortization. Depreciation on premises and equipment is recorded using the straight-line method over the estimated useful lives of individual assets, typically three to twenty years. Premises and equipment and accumulated depreciation were as follows as of the dates indicated:

	December 31,
	2012	2011
Premises and equipment	$13,481	$12,732
Less: Accumulated depreciation	(11,011)	(9,774)

Total premises and equipment, net	$2,470	$2,958

Servicer Advances

           The Company is required to advance certain amounts to meet its contractual loan servicing requirements. The Company advances principal, interest, property taxes and insurance for borrowers that have insufficient escrow accounts, plus any other costs to preserve the property. Also, the Company will advance funds to maintain, repair and market foreclosed real estate properties. The Company is only required to make the advances described above if they are deemed recoverable. The Company is entitled to recover advances from the borrowers for reinstated and performing loans or from proceeds of liquidated properties. At December 31, 2012 servicer advances totaled $1.1 million, net of $243 thousand reserve.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Note 9.—Securitized Mortgage Borrowings

           Selected information on securitized mortgage borrowings for the periods indicated consisted of the following (dollars in millions):

		Securitized mortgage borrowings outstanding as of December 31,		Range of Interest Rates (1):
Year of Issuance	Original Issuance Amount	2012	2011	Fixed Interest Rates	Interest Rate Margins over One-Month LIBOR (2)	Interest Rate Margins after Contractual Call Date (3)
2002	$3,876.1	$18.4	$21.5	5.25 - 12.00	0.27 - 2.75	0.54 - 3.68
2003	5,966.1	147.5	181.2	4.34 - 12.75	0.27 - 3.00	0.54 - 4.50
2004	17,710.7	1,212.0	1,363.4	3.58 - 5.56	0.25 - 2.50	0.50 - 3.75
2005	13,387.7	3,296.5	3,568.6	-	0.24 - 2.90	0.48 - 4.35
2006	5,971.4	3,603.6	3,895.9	6.25	0.10 - 2.75	0.20 - 4.13
2007	3,860.5	2,259.6	2,463.6	-	0.06 - 2.00	0.12 - 3.00

Subtotal securitized mortgage borrowings		10,537.6	11,494.2
Fair value adjustment		(4,760.1)	(6,039.3)

Total securitized mortgage borrowings		$5,777.5	$5,454.9

(1)
Some rates have been modified subsequent to original issuance.
(2)
One-month LIBOR was 0.21% as of December 31, 2012.
(3)
Interest rate margins are generally adjusted when the unpaid principal balance is reduced to less than 10-20% of the original issuance amount, or if certain other triggers are met.

           As of December 31, 2012, expected principal reductions of the securitized mortgage borrowings, which is based on contractual principal payments and expected prepayment and loss assumptions for securitized mortgage collateral, was as follows (dollars in millions):

	Payments Due by Period
	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Securitized mortgage borrowings	$10,537.6	$815.8	$1,304.7	$982.4	$7,434.7

Note 10.—Warehouse Borrowings

           The Company, through IRES and its subsidiaries, enters into Master Repurchase Agreements with lenders providing warehouse facilities. The warehouse facilities are used to fund, and are secured by,

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

residential mortgage loans that are held for sale. In accordance with the terms of the Master Repurchase Agreements, the Company is required to maintain cash balances with the lender as additional collateral for the borrowings which are included in restricted cash in the accompanying consolidated balance sheets.

           At December 31, 2012, the Company was in compliance with all financial covenants.

           The following table presents certain information on warehouse borrowings for the periods indicated:

		Balance Outstanding At
	Maximum Borrowing Capacity			Allowable Advance Rates (%)	Rate Range (1)	Maturity Date
		2012	2011
Short-term borrowings:
Repurchase agreement 1 (2)	$47,500	$31,565	20,163	90-98	1M L +3.5 - 6.5%	June 28, 2013
Repurchase agreement 2	30,000	19,780	24,769	75-98	Prime + 1-6%	July 1, 2013
Repurchase agreement 3	50,000	16,554	13,759	80-98	1M L +3.5 - 4.0%	November 25, 2013
Repurchase agreement 4	25,000	-	-	73-98	1M L +3.75 - 6.75%	May 13, 2013
Repurchase agreement 5 (3)	65,000	39,670	-	95	BR +3.5-4.0%	September 20, 2013

Total short-term borrowings	$217,500	$107,569	$58,691

(1)
1 ML represents One-month LIBOR. BR represents the lender defined base rate.
(2)
In February 2013, the maximum borrowing capacity increased from $47.5 million to $60.0 million.
(3)
In February 2013, the maximum borrowing capacity increased from $65.0 million to $100.0 million.

           The following table presents certain information on warehouse borrowings for the periods indicated:

	For the year ended December 31,
	2012	2011
Maximum outstanding balance during the year	$159,669	$61,123
Average balance outstanding for the year	79,707	32,583
Underlying collateral (mortgage loans)	112,103	60,251
Weighted average rate for period	4.20%	4.92%

Note 11.—Long-term Debt

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

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           The Company carries its Trust Preferred Securities at estimated fair value as more fully described in Note 2.—Fair Value of Financial Instruments. The following table shows the remaining principal balance and fair value of Trust Preferred Securities issued as of December 31, 2012 and 2011:

	December 31,
	2012	2011
Trust preferred securities (1)	$8,500	$8,500
Common securities	263	263
Fair value adjustment	(6,785)	(6,712)

Total	$1,978	$2,051

(1)
Stated maturity of July 30, 2035. Redeemable at par at any time after July 30, 2010; at a variable rate of three-month LIBOR plus 3.75% per annum. At December 31, 2012, the interest rate was 4.06%.

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

Junior Subordinated Notes

           The Company carries its Junior Subordinated Debt at estimated fair value as more fully described in Note 2.—Fair Value of Financial Instruments. The following table shows the remaining principal balance and fair value of junior subordinated notes issued as of December 31, 2012 and 2011:

	December 31,
	2012	2011
Junior subordinated notes (1)	$62,000	$62,000
Fair value adjustment	(51,247)	(52,490)

Total	10,753	9,510

(1)
Stated maturity of March 2034; requires quarterly distributions initially at a fixed rate of 2.00% per annum through December 2013 with increases of 1.00% per year through 2017. Starting in 2018, the interest rates become variable at 3-month LIBOR plus 3.75% per annum.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Note 12.—Notes Payable

Note payable—Debt Agreement

           In February 2012, the Company entered into a $7.5 million structured debt agreement using eight of the Company's residual interests (net trust assets) as collateral. The Company used a portion of the proceeds to pay off the $408 thousand balance owed on the previous debt agreement. The Company received proceeds of $7.0 million, net of the aforementioned payoff and transaction costs of approximately $50 thousand.

           The structured debt agreement is evidenced by an Indenture with Deutsche Bank National Trust Company, as trustee. It bears interest at a fixed rate of 25% per annum and is amortized in equal principal payments over 18 months with all distributions from the underlying residual interests being used to make the monthly payments, and was recorded as a note payable in the accompanying consolidated balance sheets. Any excess cash flows from the residual interests are included in a reserve account, which is available to cover future shortfall and is recorded on the consolidated balance sheets as restricted cash. If the cumulative cash flows received, including the reserve account balance, from the collateralized residual interests are not sufficient to pay the required monthly principal and interest, the Company would be required to pay the difference to avoid the transfer of the residual interests and the rights to the associated future cash flows to the note holder. To the extent there is excess cash flows after the reserve account reaches a balance of $1.5 million, the Company will receive 70% of the excess cash flows to a monthly maximum of $300 thousand. If the amount of restricted cash in the reserve account becomes sufficient to satisfy the remaining scheduled payments the residuals listed as security can be released.

           During the year ended December 31, 2012, the Company received $1.5 million in excess cash flows from the residual interests collateralizing the note payable. The $1.5 million in excess cash flows is included in restricted cash on the consolidated balance sheets. If the amount of restricted cash becomes sufficient to satisfy the remaining obligation the note payable can be paid off and the residuals listed as security are released. The carrying value of the debt agreement at December 31, 2012 was $3.3 million, and was current as to principal and interest payments.

Note 13.—Line of Credit Agreement

           In April 2012, the Company, through its subsidiaries, amended the $4.0 million working capital line of credit agreement with a national bank at an interest rate of one-month LIBOR plus 3.5%. The amendment extends the expiration to April 2013. Under the terms of the agreement the Company and its subsidiaries are required to maintain various financial and other covenants. There was no outstanding balance on the working capital line of credit as of December 31, 2012.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           The following table presents certain information on the line of credit for the periods indicated:

	For the year ended December
	2012	2011
Maximum outstanding balance during the year	$4,000	$4,000
Average balance outstanding for the year	1,753	334
Weighted average rate for period	3.65%	3.89%

Note 14.—Noncontrolling Interest

           In 2010, Excel Mortgage Servicing, Inc., a wholly-owned subsidiary of IRES, completed the acquisition of 51% of AmeriHome whereby the Company made a $1.1 million cash payment to AmeriHome and entered into a note payable for $720,000. As part of the transaction, the Company was granted an option to purchase an additional 39% of AmeriHome beginning January 1, 2011 for 1.5 times 39% of the lesser of $5 million or Issuer's Book Value (IBV) of AmeriHome plus $550,000 in cash (see call option in Note 2.—Fair Value of Financial Instruments). This option has a three-year term. In addition, the founder of AmeriHome has a put option to sell his remaining 49% ownership beginning January 1, 2014 to the Company for the lesser of $5 million or IBV (see put option in Note 2.—Fair Value of Financial Instruments). The IBV of AmeriHome was approximately $2.3 million at the time the Company purchased its 51% ownership interest.

           In June 2012, the Company and the noncontrolling interest holder entered into an agreement to transfer 27.5% ownership of AmeriHome to the Company in exchange for the settlement of balances owed from the noncontrolling interest holder related to capital contributions made by the Company to AmeriHome and indemnification provisions included in the purchase agreement. As of December 31, 2012, the Company owns 78.5% of AmeriHome, and retains an option to purchase 11.5% of AmeriHome. As of December 31, 2012, the noncontrolling interest holder owns 21.5% of AmeriHome, and retains an option to sell the 21.5% interest to the Company.

Note 15.—Redeemable Preferred Stock

           At December 31, 2012, the Company has outstanding $51.8 million liquidation preference of Series B and Series C Preferred Stock. The holders of each series of Preferred Stock retain the right to a $25.00/share liquidation preference in the event of a liquidation of the Company and the right to receive dividends on the Preferred Stock if any such dividends are declared.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Note 16.—Reconciliation of Earnings Per Share

           The following table presents the computation of basic and diluted earnings per common share, including the dilutive effect of stock options and cumulative redeemable preferred stock outstanding for the periods indicated:

	For the year ended December 31,
	2012	2011
Numerator for basic earnings (loss) per share:
Earnings from continuing operations	$13,045	$5,729
Net (earnings) loss attributable to noncontrolling interest	(871)	573

Earnings from continuing operations attributable to IMH	12,174	6,302
Loss from discontinued operations	(15,549)	(3,078)

Net (loss) earnings available to IMH common stockholders	$(3,375)	$3,224

Denominator for basic earnings (loss) per share (1):
Basic weighted average common shares outstanding during the year	7,914	7,802

Denominator for diluted earnings (loss) per share (1):
Basic weighted average common shares outstanding during the year	7,914	7,802
Net effect of dilutive stock options and RSU's	-	545

Diluted weighted average common shares	7,914	8,347

Earnings (loss) per common share – basic:
Earnings from continuing operations attributable to IMH	$1.54	$0.81
Loss from discontinued operations	(1.96)	(0.40)

Net (loss) earnings per share available to common stockholders	$(0.42)	$0.41

Earnings (loss) per common share – diluted:
Earnings from continuing operations attributable to IMH	$1.54	$0.76
Loss from discontinued operations	(1.96)	(0.37)

Net (loss) earnings per share available to common stockholders	$(0.42)	$0.39

(1)
Share amounts presented in thousands.

           The anti-dilutive stock options outstanding for the years ending December 31, 2012 and 2011 were 797 thousand and 518 thousand shares, respectively.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Note 17.—Income Taxes

           The Company is subject to federal income taxes as a regular (Subchapter C) corporation and files a consolidated U.S. federal income tax return.

           Income taxes for the years ended December 31, 2012 and 2011 were as follows:

	For the year ended December 31,
	2012	2011
Current income taxes:
Federal	$—	$1,170
State	48	24

Total current income taxes	48	1,194

Deferred income taxes:
Federal	1,081	-
State	115	-

Total deferred income taxes	1,196	-

Total income tax expense	$1,244	$1,194

           The Company recorded income tax expense of $1.2 million for the years ended December 31, 2012 and 2011. The income tax expense for 2012 is the result of deferred income tax from AmeriHome which is an unconsolidated or nonqualified tax subsidiary. Additionally for 2012, we incur state income taxes primarily from states where the Company does not have net operating loss carryforwards. The income tax expense for 2011 is the result of the amount of the deferred charge impairment write-downs based on changes in estimated fair value of securitized mortgage collateral as well as state income taxes primarily from states where the Company does not have net operating loss carryforwards.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           Deferred tax assets are comprised of the following temporary differences between the financial statement carrying value and the tax basis of assets:

	For the year ended December 31,
	2012	2011
Deferred tax assets:
Fair value and REMIC transactions (1)	$428,910	$417,928
Federal and state net operating losses	85,037	95,527
Derivative liabilities	5,641	6,605
Real estate owned	3,612	10,380
Depreciation and amortization	1,324	1,200
Compensation and other accruals	2,688	3,406
Other	1,005	251

Total gross deferred tax assets	528,217	535,297
Deferred tax liabilities:
Mortgage servicing rights	(4,233)	(1,741)
Non-accrual loans	-	(2,529)

Total gross deferred tax liabilities	(4,233)	(4,270)
Valuation allowance	(525,180)	(531,027)

Total net deferred tax liability	$(1,196)	$—

(1)
Includes the (i) change in fair value of net trust assets and (ii) loss from REMIC transactions—tax versus book difference.

           The following is a reconciliation of income taxes to the expected statutory federal corporate income tax rates for the years ended December 31, 2012 and 2011:

	For the year ended December 31,
	2012	2011
Expected income tax	$5,001	$2,624
State tax, net of federal benefit	955	16
Change in valuation allowance	(4,288)	(2,643)
Deferred charge	-	1,170
Other	(424)	27

Total income tax expense	$1,244	$1,194

           As of December 31, 2012, the Company had estimated federal and California net operating loss (NOL) carryforwards of approximately $489.4 million and $419.0 million, respectively, of which approximately $286.2 million (federal) relate to discontinued operations. During the years ended December 31, 2012 and 2011, estimated net operating loss carryforwards were reduced as a result of the Company generating taxable income from cancellation of debt in the amount of approximately $12.0 million and $39.2 million, respectively, of securitized mortgage borrowings. Federal and state net operating loss carryforwards begin to expire in 2020 and 2017, respectively. The use of NOL carryforwards in California were suspended from 2008 through 2011.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           The Company has recorded a valuation allowance against its net deferred tax assets as management believes that as of December 31, 2012 and 2011, it is more likely than not that the deferred tax assets will not be recoverable. The remaining net deferred tax liability is related to AmeriHome and primarily represents mortgage servicing rights. AmeriHome is not part of IMH's federal consolidated tax group, therefore the NOL carryforward of IMH cannot be utilized to offset the subsidiary's income tax expense and deferred tax liabilities.

           At December 31, 2012 discontinued operations had gross deferred tax assets of $117.1 million which had a full valuation allowance.

           The Company files numerous tax returns in various jurisdictions. While the Company is subject to examination by various taxing authorities, the Company believes there are no unresolved issues or claims likely to be material to its financial position. A subsidiary of the Company has been examined by the IRS for tax years 2006 and 2008. The subsidiary filed a consent to extend the statute of limitations for year 2008 until December 31, 2013. Additionally, a subsidiary of the Company recently concluded an examination by the Internal Revenue Service (IRS) for tax year 2008. As a result of NOL carrybacks and the examinations, the Company recorded federal income taxes receivable in the amount of $162 thousand within discontinued operations for the year ended December 31, 2011 and was collected in 2012. The Company classifies interest and penalties on taxes as provision for income taxes. As of December 31, 2012 and 2011, the Company has no material uncertain tax positions.

           The Company recognizes tax benefits associated with the exercise of stock options directly to stockholders' equity only when realized. A windfall tax benefit occurs when the actual tax benefit realized upon an employee's disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award. At December 31, 2012, deferred tax assets do not include $3.7 million of excess tax benefits from stock-based compensation.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Note 18.—Segment Reporting

           The Company has four reporting segments, consisting of mortgage lending, real estate services, long-term mortgage portfolio and discontinued operations. The following table presents the selected balance sheet data by reporting segment as of the dates indicated:

Balance Sheet Items as of December 31, 2012:	Mortgage Lending	Real Estate Services	Long-term Portfolio	Discontinued Operations	Reclassifications (1)	Consolidated
Cash and cash equivalents	$10,617	$1,010	$1,084	$45	$(45)	$12,711
Restricted cash	1,760	-	1,470	-	-	3,230
Trust assets	-	-	5,810,506	-	-	5,810,506
Mortgage loans held-for-sale	118,786	-	-	-	-	118,786
Mortgage servicing rights	10,703	-	-	-	-	10,703
Other assets (2)	(4,133)	11,823	22,910	7	45	30,652
Total assets	137,733	12,833	5,835,970	52	-	5,986,588
Total liabilities	117,555	3,278	5,817,104	18,808	-	5,956,745
Total stockholders' equity (deficit)	20,178	9,555	18,866	(18,756)	-	29,843
Balance Sheet Items as of December 31, 2011:
Cash and cash equivalents	$7,145	$540	$-	$12	(44)	7,653
Restricted cash	569	-	4,450	-	-	5,019
Trust assets	-		5,506,193	-	-	5,506,193
Mortgage loans held-for-sale	61,718	-	-	-	-	61,718
Mortgage servicing rights	4,141	-	-	-	-	4,141
Other assets (2)	(5,756)	14,448	18,360	252	12	27,316
Total assets	67,817	14,988	5,529,003	264	(32)	5,612,040
Total liabilities	67,219	1,433	5,502,391	9,932	(32)	5,580,943
Total stockholders' equity (deficit)	598	13,555	26,612	(9,668)	-	31,097

(1)
Amounts represent reclassifications of balances within the discontinued operations segment to reflect balances within continuing operations as presented in the accompanying consolidated balance sheets.
(2)
Amounts in other assets include intercompany (payables)/receivables.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           The following table presents selected statement of operations information by reporting segment for the years ended December 31, 2012 and 2011:

Statement of Operations Items for the year ended December 31, 2012:	Mortgage Lending	Real Estate Services	Long-term Portfolio	Discontinued Operations	Reclassifications (1)	Consolidated
Net interest income	$(673)	$27	$2,465	$7	$(7)	$1,819
Non-interest income – net trust assets	-	-	(7,891)	-	-	(7,891)
Mortgage lending gains and fees, net	73,091	-	-	-	-	73,091
Real estate services fees, net	-	21,218	-	-	-	21,218
Other non-interest (expense) income	(75)	-	3,003	(5,887)	5,887	2,928
Non-interest expense and other (2)	(55,744)	(8,605)	(14,642)	(9,669)	9,669	(78,991)

(Loss) earnings from continuing operations	$16,599	$12,640	$(17,065)			12,174

Loss from discontinued operations, net of tax				$(15,549)		(15,549)

Net loss						$(3,375)

Statement of Operations Items for the year ended December 31, 2011:
Net interest income	$(25)	$19	$3,598	$-	$-	$3,592
Non-interest income – net trust assets	-	-	9,439	-	-	9,439
Mortgage lending gains and fees, net	13,849	-	-	-	-	13,849
Real estate services fees, net	-	42,153	-	-	-	42,153
Other non-interest income (expense)	(380)	1,940	2,477	(1,783)	1,783	4,037
Non-interest expense and other (2)	(25,092)	(24,166)	(17,510)	(1,295)	1,295	(66,768)

(Loss) earnings from continuing operations	$(11,648)	$19,946	$(1,996)			6,302

Loss from discontinued operations, net of tax				$(3,078)		(3,078)

Net earnings						$3,224

(1)
Amounts represent reclassifications of balances within the discontinued operations segment to reflect balances within continuing operations as presented in the accompanying consolidated balance sheets.
(2)
Non-interest expense and other includes continuing operations income tax expense and noncontrolling interest.

Note 19.—Commitments and Contingencies (Continuing and Discontinued Operations)

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

           In accordance with FASB ASC 450, the Company establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and estimable. In any cases, there may be an exposure to losses in excess of any such amounts whether accrued or not. Any estimated loss is subject to significant judgment and is based upon currently available information, a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated loss will change from time to time, and actual results may vary significantly from the current estimate. Therefore, an estimate of possible loss represents what the Company believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company's maximum loss exposure. At December 31, 2012, the Company has a $6.1 million accrued liability recorded for such estimated loss exposure as discussed below.

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

           The legal matters summarized below are ongoing and may have an effect on the Company's business and future financial condition and results of operations:

           On December 7, 2011 a purported class action was filed entitled Timm, v. Impac Mortgage Holdings, Inc, et al. alleging on behalf of holders of the Company's 9.375% Series B Cumulative Redeemable Preferred Stock (Preferred B) and 9.125% Series C Cumulative Redeemable Preferred Stock (Preferred C) who did not tender their stock in connection with the Company's 2009 completion of its Offer to Purchase and Consent Solicitation that the Company failed to achieve the required consent of the Preferred B and C holders, the consents to amend the Preferred stock were not effective because they were given on unissued stock (after redemption), the Company tied the tender offer with a consent requirement that constituted an improper "vote buying" scheme, and that the tender offer was a breach of a fiduciary duty. The action seeks the payment of two quarterly dividends for the Preferred B and C holders, the unwinding of the consents and reinstatement of the cumulative dividend on the Preferred B and C stock, and the election of two directors by the Preferred B and C holders. The action also seeks punitive damages and legal expenses. The court, on January 28, 2013, dismissed all individual director and officer defendants from the case and further dismissed the Second, Third and Fifth causes of action. The remaining causes of action against the Company allege the Preferred B holders did not approve amendments to its Articles Supplementary and the holders thereof seek to recover two quarters of dividends and to elect two members to the Board of Directors of the Company.

           On May 26, 2011, a matter was filed entitled Citigroup Global Markets, Inc. v. Impac Secured Assets Corp. et al., wherein the plaintiff alleges a violation of Section 18 and Section 20 of the Securities and Act of 1933 and negligent misrepresentation, pertaining to the issuance and sale of bonds from a securitization trust. The plaintiff alleges they relied on certain documents filed with the Securities and

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Exchange Commission that were subsequently the subject of an amended filing. The matter seeks unspecified damages, interest, legal fees and litigation expenses. The parties have agreed to a settlement for the total amount of $3.1 million with the Company recently satisfying the first payment due under the terms of the settlement agreement. In accordance with the settlement agreement, in January 2013, approximately $1.1 million was satisfied through the issuance of the Company's common stock with remaining payments to be made in the Company's discretion either in common stock or cash during 2013.

           On April 30, 2012 a purported class action was filed entitled Marentes v. Impac Mortgage Holdings, Inc., alleging that certain loan modification activities of the Company constitute an unfair business practice, false advertising and marketing, and that the fees charged are improper. The complaint seeks unspecified damages, restitution, injunctive relief, attorney's fees and pre-judgment interest. On August 22, 2012, the plaintiff filed an amended complaint adding Impac Funding Corporation as a defendant. On October 2, 2012, the plaintiff dismissed Impac Mortgage Holdings, Inc., without prejudice. On December 27, 2012, the court granted IFC's motion to dismiss and on January 30, 2013, the plaintiffs appealed the court's dismissal.

           On June 27, 2000, a purported class action was filed entitled Gilmor, et al. v. Preferred Credit Corp., et. al., alleging the originator of various second mortgage loans in Missouri and other assignees of the loans charged fees and costs in violation of Missouri's Second Mortgage Loan Act. The plaintiffs were seeking on behalf of themselves and the members of the class, among other things, disgorgement or restitution of all improperly collected charges, the right to rescind all affected loan transactions, the right to offset any finance charges, closing costs, points or other loan fees paid against the principal amounts due on the loans if rescinded, actual and punitive damages, and attorneys' fees. The court granted the plaintiffs' motion for class certification. That matter has been tentatively settled for the sum of $3.0 million, pending the court's final approval of the settlement.

           On October 16, 2012, a matter was filed entitled Deutsche Bank National Trust Company, in its individual capacity, and as Indenture Trustee of Impac Secured Assets CMB Trust Series 1998-1, Impac CMB Trust Series 1999-2, 2000-2, 2001-4, 2002-1, and 2003-5, and Impac Real Estate Asset Trust Series 2006-SD1 v. Impac Mortgage Holdings, Inc., et al. The action alleges the defendants owe the plaintiff indemnification for settlements that the plaintiff allegedly entered into in connection with the Gilmor, et al. v. Preferred Credit Corp., et al. matter described above. The plaintiff seeks declaratory and injunctive relief and unspecified damages.

           On January 30, 2012, a Summons with Notice was filed entitled Deutsche Zentral-Genossenschaftsbank AG New York Branch, dba DZ Bank AG, New York Branch v. JPMorgan Chase & Co., et al. Named as a defendant in that action is Impac Secured Assets Corp. (ISAC). On August 3, 2012, a Consolidated Complaint was filed in which the above matter was consolidated with two other cases by the same plaintiff and DG Holding Trust. ISAC first received a copy of the complaint during the third quarter of 2012. The Consolidated Complaint alleges misrepresentations in connection with the marketing and sale of mortgage backed securities issued by ISAC that the plaintiff purchased. The complaint seeks rescission, damages, prejudgment interest, punitive damages, and attorney's fees in an amount to be proven at trial. A motion to dismiss has been filed, which is pending.

           In October 2011 and November 2012, the Company received letters from Countrywide Securities Corporation (Countrywide), Merrill Lynch, Pierce, Fenner & Smith Incorporated (Merrill Lynch), and UBS

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Securities LLC (UBS) claiming indemnification relating to mortgage backed securities bonds issued, originated or sold by ISAC., IFC, IMH Assets Corp. and the Company. The claims seek indemnification from claims asserted against Countrywide, Merrill Lynch, and UBS in specified legal actions entitled American International Group Inc. v. Bank of America Corp., et al, Case No. 1:11-cv-06212 in the United States District Court for the Southern District of New York and Federal Home Loan Bank of Boston v. Ally Financial, Inc., et al, Case No. 11-cv-10952 in the United States District Court for the District of Massachusetts. The notices each seek indemnification for all losses, liabilities, damages and legal fees and costs incurred in those actions. Further related to these claims, the Company received a demand for claims relating to 12 Residential Mortgage backed Securities purchased in which the Company was depositor, sponsor, seller and/or originator. The demanding party contends it has suffered losses on the securities and contends there were misrepresentations and breaches of representations and warranties regarding the securities. In October 2012 and January 2013, Deutsche Bank issued indemnification demands to IFC for claims asserts against them in the Superior Court of New York in a case entitled Royal Park Investments SA/NV v. Merrill Lynch, et. al. and Sealink Funding Ltd. v. Deutsche Bank. In February of 2013, the Company also received a notice of intent to seek indemnification on behalf of Deutsche Bank AG, Deutsche Bank Securities, Inc., DB Structured Products, Inc., ACE Securities Corp and Deutsche Alt-A Securities, Inc. The claim relates to an action filed against those entities in the Superior Court of New York.

           On or about April 20, 2011, an action was filed entitled Federal Home Loan bank of Boston v. Ally Financial Inc., et al, naming IMH Assets Corp, IFC, the Company, and ISAC as defendants. The complaint alleges misrepresentations in the materials used to market mortgage backed securities that the plaintiff purchased. The complaint seeks damages and attorney's fees in an amount to be established at time of trial. The case was removed to the United States District Court for the District of Massachusetts and the defendants' motion to dismiss is pending.

           On or about November 27, 2012, a demand for arbitration was filed entitled Mortgage Cadence, LLC v. Excel Mortgage Servicing, Inc., alleging the plaintiff provided a new loan origination system to Excel and is seeking unpaid monthly payments of approximately $1.4 million and for usage fees. The matter is presently set for arbitration on August 5, 2013.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Lease Commitments

           The Company leases office space and certain office equipment under long-term leases expiring at various dates through 2017. Future minimum commitments under non-cancelable leases are as follows:

	Operating Leases	Capital Leases	Total
Year 2013	$8,254	$520	$8,774
Year 2014	8,196	236	8,432
Year 2015	8,292	94	8,386
Year 2016	8,165	-	8,165
Year 2017 and thereafter	-	-	-

Subtotal	32,907	850	33,757
Sublet income	(8,893)	-	(8,893)

Total lease commitments	$24,014	$850	$24,864

           Total rental expense for the years ended December 31, 2012 and 2011 was $5.3 million and $5.0 million, respectively. During 2012 and 2011, approximately $5.3 million and $4.4 million, respectively, were charged to continuing operations, and is included in occupancy expense in the consolidated statements of operations. Included in rent expense for 2012 and 2011, is an increase of $625 thousand and an increase of $566 thousand, respectively, related to changes in estimated lease liabilities as a result of changes in our expected minimum future lease payments.

Repurchase Reserve

           When the Company sells mortgage loans, it makes customary representations and warranties to the purchasers about various characteristics of each loan such as the origination and underwriting guidelines, including but not limited to the validity of the lien securing the loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local law. The Company's whole loan sale agreements generally required it to repurchase loans if the Company breached a representation or warranty given to the loan purchaser.

           The activity related to the continuing operations repurchase reserve for previously sold loans for the years ended December 31, 2012 and 2011 is as follows:

	For the year ended December 31,
	2012	2011
Beginning balance	$603	$78
Provision for repurchases	1,789	525
Settlements	-	-

Total repurchase reserve	$2,392	$603

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           The activity related to the discontinued operations repurchase reserve for previously sold loans for the years ended December 31, 2012 and 2011 is as follows:

	For the year ended December 31,
	2012	2011
Beginning balance	$5,213	$7,987
Provision for repurchases	5,713	3,387
Settlements	(2,756)	(6,161)

Total repurchase reserve	$8,170	$5,213

Concentration of Risk

           The aggregate unpaid principal balance of loans in the Company's long-term mortgage portfolio secured by properties in California and Florida was $4.4 billion and $1.0 billion, or 52% and 11%, respectively, at December 31, 2012.

           The Company does not have a significant concentration of risk to any individual client except for the U.S. government and its agencies relating to its concentration of loan sales.

Note 20.—Share Based Payments and Employee Benefit Plans

           The Company maintains a stock-based incentive compensation plan, the terms of which are governed by the 2010 Omnibus Incentive Plan (the 2010 Incentive Plan). The 2010 Incentive Plan provides for the grant of stock appreciation rights, restricted stock units, performance shares and other stock and cash-based incentive awards. Employees, directors, consultants or other persons providing services to the Company or its affiliates are eligible to receive awards pursuant to the 2010 Incentive Plan. In connection with the adoption of the 2010 Incentive Plan, the Company's 2001 Stock Plan, which was scheduled to expire in March 2011, was frozen. Further, all outstanding awards under the 2001 Stock Plan, as well as the Company's previous 1995 Stock Option, Deferred Stock and Restricted Stock Plan (together with the 2001 Stock Plan, the "Prior Plans"), were assumed by the 2010 Incentive Plan. During the third quarter of 2012, the shareholders voted on and approved the amendment to the 2010 Omnibus Incentive Plan to increase the shares subject to the plan by 250,000 shares. As of December 31, 2012, the aggregate number of shares reserved under the 2010 Incentive Plan is 25,236 shares (including all outstanding awards assumed from Prior Plans), and there were 25,236 shares available for grant as stock options, restricted stock and deferred stock awards. The Company issues new shares of common stock to satisfy stock option exercises.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           The fair value of options granted, which is amortized to expense over the option vesting period, is estimated on the date of grant with the following weighted average assumptions:

For the year ended December 31, 2012
Risk-free interest rate	0.60% - 0.65%
Expected lives (in years)	4.55 - 4.90
Expected volatility (1)	209.30% - 214.13%
Expected dividend yield	0.00%
Fair value per share	$13.51 - $13.53

(1)
Expected volatilities are based on both the implied and historical volatility of the Company's stock over the expected option life.

           The following table summarizes activity, pricing and other information for the Company's stock options for the years presented below:

	For the year ended December 31,
	2012		2011
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Options outstanding at beginning of year	1,241,808	$3.64	1,476,704	$6.28
Options granted	269,500	13.81	-	-
Options exercised	(659,071)	1.88	(27,400)	0.53
Options forfeited/cancelled	(55,442)	12.96	(207,496)	22.83

Options outstanding at end of year	796,795	$7.89	1,241,808	$3.64

Options exercisable at end of year	420,475	$5.39	1,012,435	$3.84

           The aggregate intrinsic value in the following table represents the total pre-tax intrinsic value, based on the Company's closing stock price of $14.10 and $2.01 per common share as of December 31, 2012 and 2011, respectively. Aggregate intrinsic value represents the amount of proceeds the option

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

holders would have received had all option holders exercised their options and sold the stock as of that date.

	As of December 31,
	2012		2011
	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at end of year	7.32	$5,766	6.97	$1,071

Options exercisable at end of year	5.51	$4,476	6.54	$1,071

           As of December 31, 2012, there was approximately $3.8 million of total unrecognized compensation cost related to stock option compensation arrangements granted under the plan, net of estimated forfeitures. That cost is expected to be recognized over the remaining weighted average period of 2.36 years.

           For the years ended December 31, 2012 and 2011, the aggregate grant-date fair value of stock options granted was approximately $3.7 million and none, respectively.

           For the years ended December 31, 2012 and 2011, total stock-based compensation expense was $449 thousand and $334 thousand, respectively.

           Additional information regarding stock options outstanding as of December 31, 2012 is as follows:

	Stock Options Outstanding			Options Exercisable
Exercise Price Range	Number Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 0 - 0.53	233,000	6.44	$0.53	233,000	$0.53
0.54 - 2.73	114,000	7.93	2.73	54,000	2.73
2.74 - 2.80	93,395	7.82	2.80	46,575	2.80
2.81 - 13.81	352,400	7.64	13.38	82,900	12.00
13.82 - 217.70	4,000	1.47	217.70	4,000	217.70

$ 0.53 - 217.70	796,795	7.32	7.89	420,475	5.39

           In addition to the options granted, the Company has granted restricted stock units (RSU's), which vest over two and three year periods. The fair value of each RSU was measured on the date of grant using the grant date price of the Company's stock. For the years ended December 31, 2012 and 2011, the aggregate grant-date fair value of RSU's granted was approximately $249 thousand and none, respectively.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           The following table summarizes activity, pricing and other information for the Company's RSU's for the years presented below:

	For the year ended December 31,
	2012		2011
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
RSU's outstanding at beginning of year	24,000	$2.73	24,000	$2.73
RSU's granted	18,000	13.81	-	-
RSU's exercised	-	-	-	-
RSU's forfeited / cancelled	-	-	-	-

RSU's outstanding at end of year	42,000	$7.48	24,000	$2.73

           As of December 31, 2012, there was approximately $257 thousand of total unrecognized compensation cost related to the RSU compensation arrangements granted under the plan. This cost is expected to be recognized over a weighted average period of 1.83 years.

401(k) Plan

           After meeting certain employment requirements, employees can participate in the Company's 401(k) plan. Under the 401(k) plan, employees may contribute up to 25% of their salaries, pursuant to certain restrictions. The Company matches 50% of the first 4% of employee contributions. Additional contributions may be made at the discretion of the board of directors. During the year ended December 31, 2012, the Company recorded approximately $274 thousand for basic matching contributions. During the year ended December 31, 2011, the Company recorded approximately $375 thousand for basic matching contributions. There were no discretionary matching contributions recorded during the years ended December 31, 2012 or 2011.

Note 21.—Related Party Transactions

           Historically, mortgage loans have been extended to officers and directors of the Company. All such loans were made at the prevailing market rates and conditions existing at the time. During 2011, no mortgage loans were extended to officers or directors. During 2012, a mortgage loan was extended to an officer at market terms. The loan was subsequently sold to a third party. Also during 2012, Excel acquired assets from a company which was partially owned by certain officers of IMH for consideration of $72 thousand.

           The Company earns mortgage lending gains and fees and real estate service fees by providing such services to its long-term mortgage portfolio.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Note 22.—Sale of Experience 1, Inc.

           In September 2011, the Company sold 7,000 of its 8,000 shares of common stock of its majority-owned subsidiary Experience 1, Inc., the parent of a title insurance company, for total consideration of $3.36 million, recording a gain of approximately $1.78 million. The Company received proceeds in the form of cash and a secured promissory note in the amount of $60 thousand, which bears interest at 4% and has a term of 24 months.

           In October 2011, the Company sold its remaining 1,000 shares for $360 thousand, recording a gain of approximately $160 thousand. The Company accepted two secured promissory notes in the amount of $180 thousand each, which bear interest at 4% and have terms of 24 months.

           In a separate transaction associated with the sale in October 2011, the Company agreed to sell fixed assets and intellectual property to Experience 1, Inc. for $140 thousand. The Company accepted a promissory note of $140 thousand, which bears interest at 8% and has a term of 12 months.

           As part of the sales agreement, the Company provided operational and administrative services including, accounting, human resources, and information technology at a predetermined price through October 31, 2011.

Note 23.—Discontinued Operations

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

           The following table presents the discontinued operations' condensed balance sheets as of December 31, 2012 and 2011:

	At December 31,
	2012	2011
Cash and cash equivalents	$45	$12
Other assets	7	252

Total assets	$52	$264

Repurchase reserve	$8,170	$5,213
Legal settlements	6,100	-
Other liabilities	4,538	4,719

Total liabilities	18,808	9,932

Total stockholders' deficit	$(18,756)	$(9,668)

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           The following table presents discontinued operations' condensed statement of operations for the years ended December 31, 2012 and 2011:

	For the years ended December 31,
	2012	2011
Net interest income	$7	$-
Provision for repurchases	(5,713)	(3,387)
Other non-interest income	(174)	1,604
Legal settlements	(6,100)	-
Non-interest expense and income taxes	(3,569)	(1,295)

Net loss	$(15,549)	$(3,078)

Note 24.—Subsequent Events

           As part of the previously disclosed legal settlement with Citigroup, in January 2013, the Company issued 84,942 shares of stock at $12.95 as the first of three stock issuances to settle the liability.

           In February 2013, Repurchase agreement 1 was amended to increase the maximum borrowing capacity from $47.5 million to $60.0 million.

           In February 2013 Repurchase agreement 5 was amended to increase the maximum borrowing capacity from $65.0 million to $100.0 million.

           Subsequent events have been evaluated through the date of this filing.