Form 10-K/A
period 2012-12-31
IMPAC MORTGAGE HOLDINGS INC
filed 2013-04-30
CIK 1000298

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☒

As of June 30, 2012, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $15.6 million, based on the closing sales price of common stock on the NYSE MKT on that date. For purposes of the calculation only, all directors and executive officers of the registrant have been deemed affiliates. There were 8,662,074 shares of common stock outstanding as of April 26, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K/A:

None.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this "Amendment") amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the "Original Filing"), originally filed with the Securities and Exchange Commission (the "SEC") on March 12, 2013, of Impac Mortgage Holdgins, Inc. Because we do not expect to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2012, we are filing this Amendment to provide the information required by Items 10, 11, 12, 13 and 14 of Part III of the SEC's Form 10-K and not included in the Original Filing.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment includes as exhibits the certifications required of our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002. We have included Part IV, Item 15 in this Amendment solely to reflect the filing of these exhibits with this Amendment. We are not including certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

No attempt has been made with this Amendment to modify or update the other disclosures presented in the Original Filing, including the exhibits thereto, except that we have updated the number of outstanding shares of our common stock on the cover page of this Amendment. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC.

Unless otherwise noted or as the context otherwise requires, the term "the Company," "we," "us," or "our" refers to Impac Mortgage Holdings, Inc. and its subsidiaries.

IMPAC MORTGAGE HOLDINGS, INC.
2012 FORM 10-K ANNUAL REPORT
(Amendment No. 1)

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

NAME	AGE	POSITION
Joseph R. Tomkinson	65	Chairman of the Board and Chief Executive Officer
William S. Ashmore	63	President and Director
Todd R. Taylor	48	Executive Vice President and Chief Financial Officer
Ronald M. Morrison	62	General Counsel, Executive Vice President and Secretary
James Walsh	63	Director
Frank P. Filipps	65	Director
Stephan R. Peers	60	Director
Leigh J. Abrams	70	Director

Joseph R. Tomkinson has been Chairman of the Board since April 1998 and Chief Executive Officer and a Director of the Company since its formation in August 1995. Mr. Tomkinson was also an officer and director of a real estate investment trust investing in commercial mortgage assets and a specialty finance company until its sale. Mr. Tomkinson brings over 35 years of combined experience in real estate, real estate financing and mortgage banking. The Company believes that Mr. Tomkinson's financial and business expertise, including his past senior executive positions and operating experience with real estate and finance companies, give him the qualifications and skills to serve as a director.

William S. Ashmore has been President of the Company since August 1995 and a Director since July 1997. Mr. Ashmore also served as the Chief Operating Officer from August 1995 to May 2006. Mr. Ashmore has over 35 years of combined experience in real estate, asset liability management, risk management, and mortgage banking. Mr. Ashmore received a B.S. degree in Psychology from the University of California at Los Angeles in 1971 and a Master's degree in Social Psychology from California State University at Northridge in 1974. The Company believes that Mr. Ashmore's real estate, financial and business expertise give him the qualifications and skills to serve as a director.

Todd R. Taylor was appointed to the position of Interim Chief Financial Officer in February 2008 and was then appointed Chief Financial Officer and Executive Vice President in November 2008. Mr. Taylor joined IMH in October 2004 as the Senior Vice President, Controller and served in this position until he was promoted to Senior Vice President and Director of Accounting in June 2006. Mr. Taylor served as the Senior Vice President and Director of Accounting until October 2007 when he was promoted to Chief Accounting Officer in October 2007. Prior to joining IMH, Mr. Taylor served as the Chief Financial Officer and Secretary for Primal Solutions, Inc. from August 2003 until October 2004. Mr. Taylor earned his B.A. degree in Business from California State University at Fullerton and is a certified public accountant.

Ronald M. Morrison became General Counsel in July 1998 and was promoted to Executive Vice President in August 2001. In July 1998 he was also elected Secretary of IMH and in August 1998 he was elected Secretary of our mortgage operations and our warehouse lending operations. Mr. Morrison received his B.A. degree in History in 1973 from the University of California Los Angeles and his Juris Doctor degree in 1976 from Pepperdine University.

James Walsh has been a Director of IMH since August 1995. Since January 2000, he has been Managing Director of Sherwood Trading and Consulting Corporation. The Company believes that Mr. Walsh's financial and business expertise, including his past senior executive positions and operating experience with large, complex organizations give him the qualifications and skills to serve as a director.

Frank P. Filipps has been a Director of IMH since August 1995. From April 2005 to July 2008, Mr. Filipps was Chairman and Chief Executive Officer of Clayton Holdings, Inc., a mortgage services company. From June 1999 to April 2005, Mr. Filipps was Chairman and Chief Executive Officer of Radian Group, Inc. (NYSE: RDN) and its principal subsidiary, Radian Guaranty, Inc., which were formed through a merger of Amerin and Commonwealth Mortgage Assurance Company. Mr. Filipps has been a director of Primus Guaranty, Ltd. (NYSE: PRS), a holding company primarily engaged in selling credit protection against investment grade credit obligations of corporate and sovereign entities, since September 2004, a director of Fortegra Financial Corp (NYSE: FRF), an insurance services company, since December 2010, and a director of Orchid Island Capital (NYSE: ORC), a specialty finance company that invests in residential mortgage-backed securities, since February 2013. Mr. Filipps received a B.A. in Economics in 1969 from Rutgers University and a Master's degree in Corporate Finance and International Business in 1972 from New York University. The Company believes that Mr. Filipps's financial and business expertise, including a diversified background of managing companies and his past senior executive positions and operating experience with real estate-related and mortgage services companies, give him the qualifications and skills to serve as a director.

Stephan R. Peers has been a Director of IMH since October 1995. Since January 2005, Mr. Peers has been an independent financial advisor. From September 2001 to January 2005, Mr. Peers was a Managing Director of Sandler O'Neill & Partners, LP practicing corporate finance covering financial institutions. Mr. Peers received a B.S. in Civil Engineering from Manhattan College in 1974, a M.S. in Industrial Engineering from Stanford University in 1975 and an M.B.A. from Stanford University in 1979. The Company believes that Mr. Peers' financial and business expertise, including his past senior executive positions and operating experience with corporate finance companies, give him the qualifications and skills to serve as a director.

Leigh J. Abrams has been a Director of IMH since April 2001 and lead independent director since June 2004. Mr. Abrams became Chairman of the Board of Drew Industries Incorporated (NYSE: DW), which manufactures a wide variety of components for recreational vehicles and manufactured homes, in January 2009. Prior to that, since August 1979, Mr. Abrams previously served as the President and Chief Executive Officer of Drew, from which positions he resigned in May 2008 and December 2008, respectively, to become Chairman of the Board of Drew. Mr. Abrams has served as a director of Drew Industries since August 1979. Mr. Abrams, a CPA, has over 35 years of experience in corporate finance, mergers and acquisitions, and operations. Mr. Abrams received a B.A. in Accounting from Baruch College in 1964. The Company believes that Mr. Abrams' financial and business expertise, including his past senior executive positions and operating experience with large, complex organizations, give him the qualifications and skills to serve as a director.

Family Relationships

There are no family relationships between any of the directors or executive officers of IMH.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership of such securities with the SEC. Directors, executive officers and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on review of the copies of such reports furnished to us during the fiscal year ended December 31, 2012, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% stockholders were satisfied by such persons except for the following: Richard H. Pickup, a stockholder of the Company, filed a late Form 3 reporting his share holdings when he became a more than 10% stockholder and a late Form 4 reporting 21 late transactions.

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

Recommendation of Nominees to Our Board of Directors

Information concerning our procedures by which stockholders may recommend nominees to our board of directors is set forth in our proxy statement relating to our 2012 Annual Meeting of Stockholders under the heading "Corporate Governance and Board Matters—The Director Nomination Process." We have not made any material changes to these procedures since they were last disclosed in our proxy statement.

Audit Committee and Financial Expert

The Audit Committee of the Board of Directors consists of four directors, all of whom are independent pursuant to the Director Independence Standards of the NYSE MKT and other SEC rules and regulations applicable to audit committees. The following directors are currently members of the Audit Committee: Frank P. Filipps, who serves as the chairman, Leigh J. Abrams, Stephan R. Peers and James Walsh. The Board of Directors has determined that Frank P. Filipps qualifies as an audit committee financial expert, as such term is defined by Item 407(d)(5)(ii) of Regulation S-K of the Securities Exchange Act of 1934, as amended.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table presents compensation earned by our executive officers for the years ended December 31, 2012 and 2011 (the "Named Executive Officers"). The compensation of Messrs. Tomkinson and Ashmore is based on each of their employment agreements in effect during 2012, which are further described below under "Employment Agreements."

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(5)		All Other Compensation ($)(6)	Total ($)
Joseph R. Tomkinson	2012	600,000	—		395,168	1,007,500	(2)	14,400	2,017,068
Chairman of the Board and Chief Executive Officer	2011	600,000	—		—	—	(2)	14,400	614,400
William S. Ashmore	2012	600,000	—		395,168	1,007500	(3)	14,400	2,017,068
President	2011	600,000	—		—	—	(3)	14,400	614,850
Ronald M. Morrison	2012	385,000	192,500	(4)	324,240	—		5,750	907,490
General Counsel and Secretary	2011	390,000	192,500	(4)	—	—		6,000	588,500

(1)
The amounts disclosed reflect the full grant date fair values in accordance with FASB ASC Topic 718. For assumptions used in calculation of the option awards, see note 1- stock-based compensation to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. See "Option Grants During 2012" below for a further description of the terms of the options.
(2)
Mr. Tomkinson's annual incentive bonus earned in 2012 has been deferred for an indeterminate period of time. Mr. Tomkinson was granted a bonus of $769,496 in 2010, of which $225,000 and $398,667 were paid during 2011 and 2012, respectively, and the remaining $145,829 continues to be deferred for an indeterminate period of time.
(3)
Mr. Ashmore's annual incentive bonus earned in 2012 has been deferred for an indeterminate period of time. Mr. Ashmore was granted a bonus in 2010 of $769,496 that was paid in 2011.
(4)
Mr. Morrison's bonus for 2012 has been deferred for an indeterminate period of time. $16,333 of his 2011 bonus continues to be deferred for an indeterminate period of time. Mr. Morrison was granted a bonus of $192,500 for 2010, of which $125,000 was paid during 2011 and the remaining $67,500 was paid in 2012.
(5)
Amounts set forth in this column are based on the terms of the incentive bonuses set forth in the employment agreements as described below under "Employment Agreements."
(6)
Consists of an annual car allowance.

Option Grants During 2012

The following table presents option awards granted to the Named Executive Officers during the year ended December 31, 2012 pursuant to the Company's 2010 Omnibus Incentive Plan, as amended. All of the options expire on November 27, 2022 and vest annually in one-half increments beginning on November 27, 2013.

Name	Grant Date	Option Awards: Number of Securities Underlying Options (#)	Exercise Price of Option Awards ($/Sh)
Joseph R. Tomkinson Chairman of the Board and Chief Executive Officer	11/27/2012	29,250	13.81
William S. Ashmore President	11/27/2012	29,250	13.81
Ronald M. Morrison General Counsel and Secretary	11/27/2012	24,000	13.81

Outstanding Equity Awards at December 31, 2012

The following table sets forth the outstanding stock options for each of our Named Executive Officers as of December 31, 2012.

OUTSTANDING OPTION AWARDS AT DECEMBER 31, 2012

	OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Joseph R. Tomkinson	200,000		—		0.53	6/9/2019
	32,000	(1)	16,000	(1)	2.73	12/3/2020
	—		29,250		13.81	11/27/2022
William S. Ashmore	—		16,000	(1)	2.73	12/3/2020
	—		29,250		13.81	11/27/2022
Ronald M. Morrison	4,000	(2)	—		217.7	6/22/2014
	—		10,000	(1)	2.73	12/3/2020
	—		24,000		13.81	11/27/2022

(1)
These awards were granted on December 3, 2010 and vest equally over a three year period beginning on 12/3/2011.
(2)
These awards include DERs.

Employment Agreements

Joseph R. Tomkinson and William S. Ashmore

During 2011 and 2012, Mr. Tomkinson and Mr. Ashmore were each parties to employment agreements, which expired on December 31, 2012, pursuant to which they received a base salary of $600,000 per year and were eligible to receive an annual bonus in an amount equal to 7.5% of the Company's adjusted net earnings. The annual bonus was subject to a cap in any calendar year in an amount equal to 2.5 times annual base salary; provided that there was no cap on the annual bonus if the officer pre-elected during any year to receive 5% of adjusted net earnings during a year. For purposes of the annual bonus, "adjusted net earnings" means the net earnings available to common stockholders excluding (1) any adjustments relating to change in fair value of net trust assets, change in fair value of long term debt and noncash level yield long term debt, (ii) any accrual already made with respect to the officer's bonus compensation, (iii) any charge relating to amortization of deferred charges and (iv) any adjustment relating to lower of cost or market and repurchase liability of the discontinued operations. Each officer was also eligible to receive an incentive bonus equal to 10% of the net gain arising from the sale or disposition of special items as identified by the Board of Directors.

Ronald M. Morrison

In the event of termination of Mr. Morrison without cause, the Company has agreed to pay Mr. Morrison six months of his then current base salary.

As a Smaller Reporting Company, a compensation discussion and analysis is not required.

401(k) Plan

During 2012, we participated in the Impac Companies 401(k) Savings Plan for all full time employees with at least six months of service, which is designed to be tax deferred in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The 401(k) Plan provides that each participant may contribute from 1% to 25% of his or her salary pursuant to certain restrictions or up to $16,500 annually for 2012. We will contribute to the participant's plan account at the end of each plan year 50% of the first 4% of salary contributed by a participant. Under the 401(k) Plan, employees may elect to enroll on the first day of any month, provided that they have been employed for at least six months. Subject to the rules for maintaining the tax status of the 401(k) Plan, an additional company contribution may be made at our discretion, as determined by the Board of Directors. The discretionary contributions made to the plan vest over a three year period. We recorded approximately $274 thousand for matching contributions and no discretionary contributions during 2012.

Compensation of Directors

The compensation of the Company's non-employee directors is described below.

Board Fees.    The Company's non-employee directors are paid the following fees: (i) an annual fee of $40,000; (ii) a meeting fee of $2,500; (iii) for services on the Audit Committee, the Compensation Committee and the Corporate Governance Committee, fees of $2,500, $1,000 and $1,000, respectively, per meeting; (iv) an annual fee payable to the chairperson of each of the Audit Committee, the Compensation Committee and the Corporate Governance Committee of $20,000, $5,000 and $5,000, respectively; and (v) an annual fee payable to the lead independent director of $10,000.

Equity Awards.    Non-employee directors typically receive an annual equity award of options to purchase shares of the Company's common stock (the "Director Stock Options"), or instead, at the election of the individual director, a number of shares of restricted Company common stock equal in value to the number of Director Stock Options (based on the binomial value of the Director Stock Options) not taken by such director. No dividend equivalent rights will be issued with respect to the Director Stock Options granted, although the existing dividend equivalent rights on prior option grants continue to be retained.

Special Services.    From time to time, the Company's non-employee directors may be asked to engage in special director services, whether or not a committee of the Board has been formed for such purpose. Such services have included and may include strategic reviews, strategic transaction oversight, independent major litigation oversight and like matters involving substantially greater commitments of time from the relevant directors. In such circumstances, the directors engaged in such efforts may receive additional fees for the duration of such service. Fees related to a special committee may be paid whether or not the matter concludes in a transaction or other specific result and may be adjusted upward or downward based on the amount of work required and any other criteria the committee and Board deem appropriate.

Set forth below is the compensation earned for our non-employee directors during 2012. Messrs. Tomkinson and Ashmore received no additional compensation for their services as directors.

Director Compensation For 2012

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)(3)	Option Awards ($)(2)(4)	Total ($)
James Walsh	119,000	$82,860	—	$201,860
Frank P. Filipps	128,000	$82,860	—	$201,860
Stephan R. Peers	119,000	$82,860	—	$201,860
Leigh J. Abrams	122,000	—	$162,120	$284,120

(1)
Includes $10,500 for serving on a special committee of the Board during 2012.
(2)
The amounts disclosed reflect the full grant date fair values in accordance with FASB ASC Topic 718. For assumptions used in calculation of the awards, see note 1- stock-based compensation to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.
(3)
On November 27, 2012, each director, except for Leigh J. Abrams, was granted 6,000 deferred stock units pursuant to the Non-Employee Director Deferred Stock Unit Award Program. The deferred stock units vest in two (2) equal annual installments, commencing with the first anniversary of the date of grant, subject to the director's continued service on the board of directors. The settlement of the deferred stock units and distribution of shares are further described below. As of December 31, 2012, each director, except for Mr. Abrams, held an aggregate of 12,000 deferred stock units, 4,000 of which are vested and 8,000 are unvested. Mr. Abrams holds 4,000 vested and 2,000 unvested deferred stock units.
(4)
On November 27, 2012, Leigh J. Abrams was granted an option to purchase 12,000 shares of common stock with an exercise price of $13.81 per share. The options vest in two (2) equal annual installments beginning on the first anniversary of the date of grant. As of December 31, 2012, the directors held the following options:

Name	Option Awards: Number of Securities Underlying Options (#)	Exercise Price of Option Awards ($)	Expiration Date
James Walsh	4,000	2.73	12/3/2020
Frank P. Filipps	6,000	2.73	12/3/2020
Stephan R. Peers	4,000	2.73	12/3/2020
Leigh J. Abrams	6,000	2.73	12/3/2020
	12,000	13.81	11/27/2022

Non-Employee Director Deferred Stock Unit Award Program

Effective December 1, 2010, the Company adopted the Non-Employee Director Deferred Stock Unit Award Program (the "DSU Program"). The DSU Program provides for the grant of deferred stock units ("DSUs") to non-employee directors pursuant to the 2010 Plan. Each DSU grant vests in substantially equal annual installments, commencing with the first anniversary of the date of grant, subject to the director's continued service on the board of directors. Upon vesting, the DSUs continue to be held in the director's stock account until payment becomes due. In the event a director is no longer a member of the board of directors prior to vesting, all DSUs that remain unvested terminate and are forfeited. Dividends and other distributions on DSUs are credited to the director's stock account as if such DSUs were actual shares of common stock issued and outstanding. No interest is credited on stock amounts. Dividends and distributions are converted, based on fair market value of the common stock, into DSUs and credited to the director's stock account. The board may, in its sole discretion, waive vesting and forfeiture of DSUs. In the event a change in control, all outstanding DSUs are deemed fully vested. Directors receive a distribution of stock within thirty (30) days after the date the director no longer serves on the board. The distribution will consist of one share of common stock for each DSU. Any shares of common stock issued are deemed issued under the 2010 Plan.

Risk Management

The Company faces a variety of operational and market risks, including interest rate risk, credit risk, liquidity risk and prepayment risk. The Board of Directors believes an effective risk management system will (1) timely identify the material risks that the Company faces, (2) communicate necessary information with respect to material risks to senior executives and, as appropriate, to the Board or Audit Committee, (3) implement appropriate and responsive risk management strategies consistent with Company's risk profile, and (4) integrate risk management into Company decision-making.

The Board has designated the Audit Committee to take the lead in overseeing risk management. The Audit Committee discusses with management the Company's major financial risk exposures and the steps management has taken to monitor and control such exposures, including the Company's risk assessment and risk management policies. The Audit Committee also reviews the significant reports to management, including assessment of the Company's risk management processes and systems of internal controls.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to us with respect to beneficial ownership of our common stock as of the April 26, 2013, on which 8,662,074 shares were outstanding, by (i) each director, (ii) each Named Executive Officer, (iii) each person known to us to beneficially own more than five percent of our common stock, and (iv) all directors and executive officers as a group. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days of April 26, 2013 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated in the footnotes to the table, the beneficial owners named have, to our knowledge, sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Richard H. Pickup (2)	1,202,902	13.9%
Todd M. Pickup (3)	700,000	8.1%
IsZo Capital LP (4)	488,423	5.6%
Joseph R Tomkinson (5)	266,575	3.0%
William S Ashmore (6)	164,462	1.9%
Ronald M. Morrison (7)	18,892	*
James Walsh (8)	26,377	*
Leigh J Abrams (9)	26,710	*
Stephan R Peers (10)	36,943	*
Frank P Filipps (11)	19,810	*
Directors and executive officers as a group (8 persons) (12)	585,127	6.6%

*
Indicates less than 1%
(1)
Except as otherwise noted, all named beneficial owners can be contacted at 19500 Jamboree Road, Irvine, California 92612.
(2)
According to a Schedule 13G (Amendment No. 2) filed with the SEC on April 19, 2013, (i) 800,000 shares are owned directly by RHP Trust and 100,000 shares are owned by Mr. Pickup and held in an individual retirement account, over all of which shares Mr. Pickup exercises sole investment and voting power, and (ii) 120,000 shares are owned directly by Dito Caree LP, and 182,902 shares are owned directly by Dito Devcar LP, over all of which shares Mr. Pickup shares investment and voting power. The stockholder's address is 2532 Dupont Drive, Irvine, California 92612.
(3)
According to a Schedule 13G filed on April 19, 2013, consists of the following shares over which Mr. Pickup (A) exercises sole investment and voting power: (i) 50,000 shares owned directly by Mr. Pickup; (ii) 200,000 shares owned by Mr. Pickup's Grandchildren's Trust; and (iii) 50,000 shares owned directly by Pickup Living Trust; and (B) shares investment and voting power: (i) 300,000 shares owned directly by Vintage Trust II; and (ii) 100,000 shares owned directly by Plus Four Equity Partners, L.P.
(4)
The following information is based on a Schedule 13G filed with the SEC on February 14, 2013. IsZo Capital LP (the "Fund") shares voting and dispositive power with respect to the shares with IsZo Capital GP LLC, which is the general partner of the Fund, IsZo Capital Management LP, which is the investment manager of the Fund, and Brian L. Sheehy, who is the managing member of IsZo Capital GP LLC and the president of the general partner of IsZo Capital Management LP. The address for such reporting persons is 415 Madison Avenue, 15th Floor, New York, New York 10017.
(5)
Includes (i) 7,854 shares of common stock, (ii) options to purchase an aggregate of 137,660 shares and (iii) 121,061 shares held in trust with Mr. Tomkinson as trustee.
(6)
Includes (i) 6,495 shares of common stock, and (ii) 157,967 shares held in trust with Mr. Ashmore as trustee.
(7)
Includes (i) 14,892 shares of common stock and (ii) options to purchase an aggregate of 4,000 shares.
(8)
Includes (i) 20,377 shares of common stock, (ii) options to purchase an aggregate of 2,000 shares, and (iii) 4,000 shares with respect to vested deferred stock units.
(9)
Includes (i) 18,710 shares of common stock, (ii) options to purchase an aggregate of 4,000 shares, and (iii) 4,000 shares with respect to vested deferred stock units.
(10)
Includes (i) 30,943 shares of common stock, (ii) options to purchase an aggregate of 2,000 shares, and (iii) 4,000 shares with respect to vested deferred stock units.

(11)
Includes (i) 11,810 shares of common stock, (ii) options to purchase an aggregate of 2,000 shares, and (iii) 4,000 shares with respect to vested deferred stock units.
(12)
Includes (i) options to purchase an aggregate of 189,660 shares and (ii) an aggregate of 16,000 shares with respect to vested deferred stock units.

Equity Compensation Plan Information

Our current stock plan is the Company's 2010 Omnibus Incentive Plan (the "2010 Plan"), which was approved by our stockholders and became effective on July 20, 2010. The 2010 Plan is administered by the Compensation Committee of the Company's Board of Directors, with participation and approval of the Board of Directors. Awards under the Plan may include incentive stock options, nonqualified stock options, stock appreciation rights, restricted shares of common stock, restricted stock units, performance share or unit awards, other stock-based awards and cash-based incentive awards.

As a result of the approval of the 2010 Plan by the Company's stockholders, the Company's 2001 Stock Plan was frozen and no further grants or awards are under such plan. Further, all outstanding awards under the 2001 Stock Option, Deferred Stock and Restricted Stock Plan, as well as the Company's 1995 Stock Option, Deferred Stock and Restricted Stock Plan (together, the "Prior Plans"), were assumed by the 2010 Plan and are deemed to be awards granted and outstanding under the 2010 Plan (the "Assumed Options"). To the extent any of the Assumed Options are forfeited or canceled, shares of common stock underlying those options will not be available for new awards under the 2010 Plan.

The following table summarizes our equity compensation plan information as of December 31, 2012 with respect to outstanding awards and shares remaining available for issuance under our Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options (A)	Weighted-average exercise price of outstanding options (B)	Number of securities remaining available for future issuance (excluding securities in column (A)
2010 Omnibus Incentive Plan approved by stockholders	880,795	7.85	25,236
Equity compensation plans not approved by stockholders	—	—	—

Total	880,795	7.85	25,236

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

There have been no transactions since the beginning of the Company's last fiscal year, nor are there any currently proposed transactions, in which the Company was or is a participant and in which any related person (as defined in the SEC's rules) had or will have a direct or indirect material interest.

Board Member Independence

We are listed on the NYSE MKT and accordingly, we have applied the listing standards of the NYSE MKT in determining the "independence" of the members of our Board of Directors. Based the listing standards of the NYSE MKT and after reviewing the relationships with members of our Board, our Board of Directors has determined, with the assistance of the Corporate Governance and Nomination Committee that James Walsh, Frank P. Filipps, Stephan R. Peers and Leigh J. Abrams as independent members of the Board of Directors. The Governance and Nomination Committee reviews with the Board at least annually the qualifications of new and existing Board members, considering the level of independence of individual members, together with such other factors as the Board may deem appropriate, including overall skills and experience. The Governance and Nomination Committee also evaluates the composition of the Board as a whole and each of its committees to ensure the Company's on-going compliance with the independence standards of the NYSE MKT.

In reviewing the independence of its Board members, the Board of Directors reviewed relationships with Mr. Walsh. During 2010, Mr. Walsh performed due diligence services for the Company in connection with a proposed transaction for which he was paid $15,000. The Board of Directors, however, believes that Mr. Walsh's consulting services did not jeopardize his status as an independent director. Based on the above facts and circumstances, the Board of Directors has determined that Mr. Walsh continues to qualify as an independent director applying the standards of the NYSE MKT.

None of the other non-employee directors currently have any material relationship with the Company, its parents or its subsidiaries (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company, its parents or its subsidiaries).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to us by Squar Milner for the years ended December 31, 2012 and 2011. Audit-related fees include fees for an examination under section 1122 of Regulation AB for loan servicing as well as a separate examination of certain requirements of our master servicing policies and procedures.

	For the Year Ended December 31,
	2012	2011
Audit fees	$741,636	$685,800
Audit-related fees	32,400	75,600
Tax fees	—	—
All other fees	—	—

Total	$774,036	$761,400

Pre-Approval Policies and Procedures for Audit and Non-Audit Services

The Audit Committee pre-approves all auditing services and permitted non-audit services, including the fees and terms thereof, to be performed by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee may form and delegate authority to subcommittees consisting of one or more members of the Audit Committee when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full Audit Committee at its next scheduled meeting. In pre-approving the services in 2012 and 2011 under audit related fees, tax fees or all other fees, the Audit Committee did not rely on the de minimis exception to the SEC pre-approval requirements.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits

The exhibits listed on the accompanying Exhibit Index are incorporated by reference into this Item 15 of this Annual Report on Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on the 30th day of April 2013.

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