Form 10-Q
period 2013-03-31
IMPAC MORTGAGE HOLDINGS INC
filed 2013-05-14
CIK 1000298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

There were 8,662,047 shares of common stock outstanding as of May 9, 2013.

IMPAC MORTGAGE HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1.                CONSOLIDATED FINANCIAL STATEMENTS

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Cash and cash equivalents	$10,057	$12,711
Restricted cash	2,792	3,230
Trust assets
Investment securities available-for-sale	160	110
Securitized mortgage collateral	5,824,111	5,787,884
Derivative assets	37	37
Real estate owned	24,884	22,475
Total trust assets	5,849,192	5,810,506

Mortgage loans held-for-sale	138,059	118,786
Mortgage servicing rights	15,599	10,703
Assets of discontinued operations	90	52
Other assets	28,475	30,600
Total assets	$6,044,264	$5,986,588

LIABILITIES
Trust liabilities
Securitized mortgage borrowings	$5,819,460	$5,777,456
Derivative liabilities	15,424	17,200
Total trust liabilities	5,834,884	5,794,656

Warehouse borrowings	126,964	107,604
Long-term debt	13,336	12,731
Notes payable	2,055	3,451
Liabilities of discontinued operations	13,920	18,808
Other liabilities	22,251	19,495
Total liabilities	6,013,410	5,956,745

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Series A junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none issued or outstanding	—	—
Series B 9.375% redeemable preferred stock, $0.01 par value; liquidation value $16,640; 2,000,000 shares authorized, 665,592 noncumulative shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	7	7
Series C 9.125% redeemable preferred stock, $0.01 par value; liquidation value $35,127; 5,500,000 shares authorized; 1,405,086 noncumulative shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	14	14
Common stock, $0.01 par value; 200,000,000 shares authorized; 8,661,392 and 8,474,017 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	87	85
Additional paid-in capital	1,080,722	1,079,083
Net accumulated deficit:	—
Cumulative dividends declared	(822,520)	(822,520)
Retained deficit	(228,447)	(227,709)
Net accumulated deficit	(1,050,967)	(1,050,229)
Total Impac Mortgage Holdings, Inc. stockholders’ equity	29,863	28,960
Noncontrolling interests	991	883
Total equity	30,854	29,843
Total liabilities and stockholders’ equity	$6,044,264	$5,986,588

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	For the Three Months
	Ended March 31,
	2013	2012
INTEREST INCOME	$89,130	$142,728
INTEREST EXPENSE	88,686	141,738
Net interest income	444	990

NON-INTEREST INCOME:
Change in fair value of net trust assets, excluding REO	(4,710)	6,400
Gains (losses) from REO	3,210	(9,427)
Non-interest (loss) income - net trust assets	(1,500)	(3,027)

Mortgage lending gains and fees, net	19,476	9,272
Real estate services fees, net	4,428	4,645
Other	530	(432)
Total non-interest income	22,934	10,458

NON-INTEREST EXPENSE:
Personnel expense	17,423	10,485
General, administrative and other	6,842	4,219
Total non-interest expense	24,265	14,704
Loss from continuing operations before income taxes	(887)	(3,256)
Income tax (benefit) expense from continuing operations	(1,088)	30
Earnings (loss) from continuing operations	201	(3,286)
Loss from discontinued operations, net of tax	(876)	(1,268)
Net loss	(675)	(4,554)
Net earnings attributable to noncontrolling interests	(63)	(236)
Net loss attributable to common stockholders	$(738)	$(4,790)

Earnings (loss) per common share - basic and diluted:
Earnings (loss) from continuing operations attributable to common stockholders	$0.02	$(0.45)
Loss from discontinued operations	(0.10)	(0.16)
Net loss per share available to common stockholders	$(0.08)	$(0.61)

See accompanying notes to consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Three Months
	Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(675)	$(4,554)

(Gains) losses from REO	(3,210)	9,427
Extinguishment of debt	—	423
Change in fair value of mortgage servicing rights	(1,217)	(257)
Gain on sale of loans	(18,832)	(8,650)
Change in fair value of mortgage loans held-for-sale	135	533
Change in fair value of derivatives lending, net	1,018	(1,119)
Provision for repurchases	391	293
Origination of mortgage loans held-for-sale	(654,593)	(354,033)
Sale and principal reduction on mortgage loans held-for-sale	649,154	362,498
Change in fair value of net trust assets, excluding REO	2,923	(10,167)
Change in fair value of long-term debt	49	93
Accretion of interest income and expense	56,896	69,553
Change in REO impairment reserve	(385)	(7,785)
Stock-based compensation	405	67
Net change in restricted cash	438	3,615
Amortization of discount on note payable	—	89
Net cash (used in) provided by operating activities of discontinued operations	(4,897)	26
Net change in other assets and liabilities	2,996	2,459
Net cash provided by operating activities	30,596	62,511

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in securitized mortgage collateral	201,714	136,934
Net change in mortgages held-for-investment	1	3
Purchase of premises and equipment	(62)	(33)
Net principal change on investment securities available-for-sale	34	69
Proceeds from the sale of real estate owned	13,119	26,763
Net cash provided by investing activities	214,806	163,736

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of warehouse borrowings	(606,758)	(350,228)
Borrowings under warehouse agreement	626,118	346,952
Repayment of line of credit	(1,000)	(5,500)
Borrowings under line of credit	4,000	1,500
Repayment of securitized mortgage borrowings	(268,993)	(220,239)
Issuance of note payable	—	7,500
Principal payments on notes payable	(1,396)	(6,457)
Principal payments on capital lease	(134)	(91)
Proceeds from exercise of stock options	136	9
Net cash used in financing activities	(248,027)	(226,554)

Net change in cash and cash equivalents	(2,625)	(307)
Cash and cash equivalents at beginning of year	12,755	7,665
Cash and cash equivalents at end of period - continuing operations	10,057	7,302
Cash and cash equivalents at end of period - discontinued operations	73	56
Cash and cash equivalents at end of period	$10,130	$7,358

NON-CASH TRANSACTIONS (Continuing and Discontinued Operations):
Transfer of securitized mortgage collateral to real estate owned	$11,933	$22,002
Common stock issued upon legal settlement	1,100	—
Acquisition of equipment purchased through capital leases	357	199
Increase in ownership of AmeriHome	46	—

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

Financial Statement Presentation

The accompanying unaudited consolidated financial statements of IMH and its subsidiaries (as defined above) have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These interim period condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the United States Securities and Exchange Commission (SEC).

All significant inter-company balances and transactions have been eliminated in consolidation. In addition, certain amounts in the prior periods’ consolidated financial statements have been reclassified to conform to the current year presentation.

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these consolidated financial statements in conformity with GAAP. The items affected by such estimates and assumptions include the valuation of trust assets and trust liabilities, contingent liabilities, the estimated obligation of repurchase liabilities related to sold loans, the valuation of long-term debt, mortgage servicing rights, mortgage loans held-for-sale and interest rate lock commitments. Actual results could differ from those estimates and assumptions.

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

The following table presents the estimated fair value of financial instruments included in the consolidated financial statements as of the dates indicated:

	March 31, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$10,057	$10,057	$12,711	$12,711
Restricted cash	2,792	2,792	3,230	3,230
Investment securities available-for-sale	160	160	110	110
Securitized mortgage collateral	5,824,111	5,824,111	5,787,884	5,787,884
Derivative assets, securitized trusts	37	37	37	37
Derivative assets, lending	3,579	3,579	3,970	3,970
Mortgage loans held-for-sale	138,059	138,059	118,786	118,786
Mortgage servicing rights	15,599	15,599	10,703	10,703
Call option	479	479	368	368

Liabilities
Securitized mortgage borrowings	5,819,460	5,819,460	5,777,456	5,777,456
Derivative liabilities, securitized trusts	15,424	15,424	17,200	17,200
Derivative liabilities, lending	809	809	181	181
Warehouse borrowings	126,964	126,964	107,569	107,569
Long-term debt	13,336	13,336	12,731	12,731
Notes payable	2,055	2,370	3,451	3,678
Line of credit	3,000	3,000	—	—
Put option	—	—	1	1

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

The carrying amount of cash, cash equivalents and restricted cash approximates fair value.

Warehouse borrowings carrying amounts approximates fair value due to the short-term nature of the liabilities and do not present unanticipated interest rate or credit concerns.

Line of credit carrying amount approximates fair value due to the short-term nature of the liability and does not present unanticipated interest rate or credit concerns.

Notes payable includes notes with maturities less than one year. Notes payable is recorded at amortized cost, net of any discounts. The estimated fair value is determined using a discounted cash flow model using estimated market rates.

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

As a result of the lack of observable market data resulting from inactive markets, the Company has classified its investment securities available-for-sale, securitized mortgage collateral and borrowings, net derivative liabilities — securitized trusts, long-term debt, mortgage servicing rights, and call and put options as Level 3 fair value measurements. Level 3 assets and liabilities were 98% and 99% and 98% and 99%, respectively, of total assets and total liabilities measured at estimated fair value at March 31, 2013 and December 31, 2012.

Recurring Fair Value Measurements

The Company assesses the financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by ASC Topic 810. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the beginning of the reporting period. There were no material transfers between our Level 1 and Level 2 classified instruments during the three months ended March 31, 2013.

The following tables present the Company’s assets and liabilities that are measured at estimated fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option at March 31, 2013 and December 31, 2012, based on the fair value hierarchy:

	Recurring Fair Value Measurements
	March 31, 2013			December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investment securities available-for-sale	$—	$—	$160	$—	$—	$110
Mortgage loans held-for-sale	—	138,059	—	—	118,786	—
Derivative assets, lending (1)	—	—	3,579	—	—	3,970
Mortgage servicing rights	—	—	15,599	—	—	10,703
Call option (2)	—	—	479	—	—	368
Securitized mortgage collateral	—	—	5,824,111	—	—	5,787,884
Total assets at fair value	$—	$138,059	$5,843,928	$—	$118,786	$5,803,035

Liabilities
Securitized mortgage borrowings	$—	$—	$5,819,460	$—	$—	$5,777,456
Derivative liabilities, net, securitized trusts (3)	—	—	15,387	—	—	17,163
Long-term debt	—	—	13,336	—	—	12,731
Derivative liabilities, lending (4)	—	809	—	—	181	—
Put option (5)	—	—	—	—	—	1
Total liabilities at fair value	$—	$809	$5,848,183	$—	$181	$5,807,351

(1)         Derivative assets, lending, represents interest rate lock commitments (IRLCs) associated with the Company’s mortgage lending operations, and is included in other assets in the accompanying consolidated balance sheets.

(2)         Included in other assets in the accompanying consolidated balance sheets.

(3)         At March 31, 2013, derivative liabilities, net—securitized trusts, included $37 thousand in derivative assets and $15.4 million in derivative liabilities, included within trust assets and trust liabilities, respectively. At December 31, 2012, derivative liabilities, net—securitized trusts, included $37 thousand in derivative assets and $17.2 million in derivative liabilities, included within trust assets and trust liabilities, respectively.

(4)         Derivative liabilities, lending, represents hedging instruments associated with the Company’s mortgage lending operations and are included in other liabilities in the accompanying consolidated balance sheets.

(5)         Included in other liabilities in the accompanying consolidated balance sheets.

The following tables present reconciliation for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2013 and 2012:

	Level 3 Recurring Fair Value Measurements
	For the three months ended March 31, 2013
	Investment securities available- for-sale	Securitized mortgage collateral	Securitized mortgage borrowings	Derivative liabilities, net	Mortgage servicing rights	Interest rate lock commitments	Call option	Put option	Long-term debt
Fair value, December 31, 2012	$110	$5,787,884	$(5,777,456)	$(17,163)	$10,703	$3,970	$368	$(1)	$(12,731)
Total gains (losses) included in earnings:
Interest income (1)	11	15,412	—	—	—	—	—	—	—
Interest expense (1)	—	—	(71,763)	—	—	—	—	—	(556)
Change in fair value	73	234,462	(239,205)	(40)	1,217	(391)	111	1	(49)
Total (losses) gains included in earnings	84	249,874	(310,968)	(40)	1,217	(391)	111	1	(605)
Transfers in and/or out of Level 3	—	—	—	—	—	—	—	—	—
Purchases, issuances and settlements
Purchases	—	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	4,863	—	—	—	—
Settlements	(34)	(213,647)	268,964	1,816	(1,184)	—	—	—	—
Fair value, March 31, 2013	$160	$5,824,111	$(5,819,460)	$(15,387)	$15,599	$3,579	$479	$—	$(13,336)
Unrealized gains (losses) still held (2)	$110	$(2,351,851)	$4,449,169	$(14,711)	$15,599	$3,579	$479	$—	$57,427

(1)             Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. The net interest income, including cash received and paid, was $1.8 million for the three months ended March 31, 2013. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations is primarily from contractual interest on the securitized mortgage collateral and borrowings.

(2)             Represents the amount of unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held and reflected in the fair values at March 31, 2013.

	Level 3 Recurring Fair Value Measurements
	For the three months ended March 31, 2012
	Investment securities available- for-sale	Securitized mortgage collateral	Securitized mortgage borrowings	Derivative liabilities, net	Mortgage servicing rights	Interest rate lock commitments	Call option	Put option	Long-term debt
Fair value, December 31, 2011	$688	$5,449,001	$(5,454,901)	$(24,749)	$4,141	$1,179	$253	$—	$(11,561)
Total gains (losses) included in earnings:
Interest income (1)	13	51,940	—	—	—	—	—	—	—
Interest expense (1)	—	—	(120,997)	—	—	—	—	—	(509)
Change in fair value	(443)	231,360	(223,956)	(561)	257	377	27	—	(93)
Total gains (losses) included in earnings	(430)	283,300	(344,953)	(561)	257	377	27	—	(602)
Transfers in and/or out of Level 3	—	—	—	—	—		—	—	—
Purchases, issuances and settlements
Purchases	—	—	—	—			—	—	—
Issuances	—	—	—	—	2,454	—	—	—	—
Settlements	(69)	(158,936)	220,342	3,663	(2,045)	—	—	—	—
Fair value, March 31, 2012	$189	$5,573,365	$(5,579,512)	$(21,647)	$4,807	$1,556	$280	$—	$(12,163)
Unrealized gains (losses) still held (2)	$72	$(3,685,532)	$5,694,493	$(20,884)	$4,807	$1,556	$280	$—	$58,600

(1)             Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. The net interest income, including cash received and paid, was $2.4 million for the three months ended March 31, 2012. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations is primarily from contractual interest on the securitized mortgage collateral and borrowings.

(2)             Represents the amount of unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held and reflected in the fair values at March 31, 2012.

The following table presents quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring and non-recurring basis at March 31, 2013:

Financial Instrument	Estimated Fair Value	Valuation Technique	Unobservable Input	Range of Inputs
Assets and liabilities backed by real estate
Investment securities available-for-sale,	$160	DCF	Discount rates	3.5 - 30.0%
Securitized mortgage collateral, and	5,824,111		Prepayment rates	0.7 - 23.0%
Securitized mortgage borrowings	(5,819,460)		Default rates	0.6 - 18.7%
			Loss severities	9.4 - 73.2%
Other assets and liabilities
Mortgage servicing rights	$15,599	DCF	Discount rate Prepayment rates	10.0 - 13.2% 7.7 - 25.1%
Derivative liabilities, net, securitized trusts	(15,387)	DCF	1M forward LIBOR	0.2 - 3.9%
Derivative assets, lending	3,579	Market pricing	Pull -through rate	47.7 - 99.0%
Long-term debt	(13,336)	DCF	Discount rate	25.0%
Lease liability	(1,957)	DCF	Discount rate	12.0%

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

The following tables present the changes in recurring fair value measurements included in net earnings (loss) for the three months ended March 31, 2013 and 2012:

	Recurring Fair Value Measurements
	Change in Fair Value Included in Net Earnings
	For the three months ended March 31, 2013
	Interest	Interest	Change in Fair Value of			Other Non-interest	Mortgage lending
	Income (1)	Expense (1)	Net Trust Assets		Long-term Debt	Income	gains and fees, net	Total
Investment securities available-for-sale	$11	$—	$73		$—	$—	$—	$84
Securitized mortgage collateral	15,412	—	234,462		—	—	—	249,874
Securitized mortgage borrowings	—	(71,763)	(239,205)		—	—	—	(310,968)
Mortgage servicing rights	—	—	—		—	1,217	—	1,217
Call option	—	—	—		—	111	—	111
Put option	—	—	—		—	1	—	1
Derivative liabilities, net	—	—	(40	)(2)	—	—	—	(40)
Long-term debt	—	(556)	—		(49)	—	—	(605)
Mortgage loans held-for-sale	—	—	—		—	—	(135)	(135)
Derivative assets - IRLCs	—	—	—		—	—	(391)	(391)
Derivative liabilities - Hedging Instruments	—	—	—		—	—	(627)	(627)
Total	$15,423	$(72,319)	$(4,710	)(3)	$(49)	$1,329	$(1,153)	$(61,479)

(1)             Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.

(2)             Included in this amount is $1.7 million in change in the fair value of derivative instruments, offset by $1.8 million in cash payments from the securitization trusts for the three months ended March 31, 2013.

(3)             For the three months ended March 31, 2013, change in the fair value of net trust assets, excluding REO was $(4.7) million.  Excluded from the $(2.9) million change in fair value of net trust assets, excluding REO, in the accompanying consolidated statement of cash flows is $1.8 million in cash payments from the securitization trusts related to the Company’s net derivative liabilities.

	Recurring Fair Value Measurements
	Change in Fair Value Included in Net Loss
	For the three months ended March 31, 2012
	Interest	Interest	Change in Fair Value of			Other Non-interest	Mortgage lending
	Income (1)	Expense (1)	Net Trust Assets		Long-term Debt	Income	gains and fees, net	Total
Investment securities available-for-sale	$13	$—	$(443)		$—	$—	$—	$(430)
Securitized mortgage collateral	51,940	—	231,360		—	—	—	283,300
Securitized mortgage borrowings	—	(120,997)	(223,956)		—	—	—	(344,953)
Mortgage servicing rights	—	—	—		—	257	—	257
Call option	—	—	—		—	27	—	27
Derivative liabilities, net	—	—	(561	)(2)	—	—	—	(561)
Long-term debt	—	(509)	—		(93)	—	—	(602)
Mortgage loans held-for-sale	—	—	—		—	—	(534)	(534)
Derivative assets - IRLCs	—	—	—		—	—	377	377
Derivative liabilities - Hedging Instruments	—	—	—		—	—	742	742
Total	$51,953	$(121,506)	$6,400	(3)	$(93)	$284	$585	$(62,377)

(1)             Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.

(2)             Included in this amount is $3.2 million in changes in the fair value of derivative instruments, offset by $3.8 million in cash payments from the securitization trusts for the three months ended March 31, 2012.

(3)             For the three months ended March 31, 2012, change in the fair value of net trust assets, excluding REO was $6.4 million.  Excluded from the $10.2 million change in fair value of net trust assets, excluding REO, in the accompanying consolidated statement of cash flows is $3.8 million in cash payments from the securitization trusts related to the Company’s net derivative liabilities.

The following is a description of the measurement techniques for items recorded at estimated fair value on a recurring basis.

Investment securities available-for-sale—Investment securities available-for-sale are carried at fair value. The investment securities consist primarily of non-investment grade mortgage-backed securities. The fair value of the investment securities is measured based upon the Company’s expectation of inputs that other market participants would use. Such assumptions include judgments about the underlying collateral, prepayment speeds, future credit losses, forward interest rates and certain other factors. Given the lack of observable market data as of March 31, 2013 and December 31, 2012 relating to these securities, the estimated fair value of the investment securities available-for-sale was measured using significant internal expectations of market participants’ assumptions. Investment securities available-for-sale is considered a Level 3 measurement at March 31, 2013.

Mortgage servicing rights—The Company elected to carry its entire mortgage servicing rights arising from its mortgage loan origination operation at estimated fair value. The fair value of mortgage servicing rights is based upon market prices for similar instruments and a discounted cash flow model. The valuation model incorporates assumptions that market participants would use in estimating the fair value of servicing. These assumptions include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, prepayment and late fees, among other considerations. Mortgage servicing rights are considered a Level 3 measurement at March 31, 2013.

Mortgage loans held-for-sale—The Company elected to carry its mortgage loans held-for-sale originated or acquired from its mortgage lending operation at fair value. Fair value is based on quoted market prices, where available, prices for other traded mortgage loans with similar characteristics, and purchase commitments and bid information received from market participants. Given the meaningful level of secondary market activity for mortgage loans, active pricing is available for similar assets and accordingly, the Company classifies its mortgage loans held-for-sale as a Level 2 measurement at March 31, 2013.

Call option—As part of the initial acquisition of AmeriHome, the purchase agreement included a call option to purchase an additional 39% of AmeriHome. In June 2012 and January 2013, the Company and the noncontrolling interest holder entered into agreements to transfer an additional 27.5% and 1.5% ownership, respectively, of AmeriHome to the Company in exchange for the settlement of balances owed from the noncontrolling interest holder related to the Company for capital contributions made by the Company to AmeriHome and indemnification provisions included in the purchase agreement. As of March 31, 2013, the Company owns 80.0% of AmeriHome, and accordingly retains an option to purchase an additional 10.0% of AmeriHome. The estimated fair value is based on a model incorporating various assumptions including expected future book value of AmeriHome, the probability of the option being exercised, volatility, expected term and certain other factors. The call option is considered a Level 3 measurement at March 31, 2013.

Put option—As part of the initial acquisition of AmeriHome, the purchase agreement included a put option which allows the noncontrolling interest holder to sell his then remaining 49% of AmeriHome to the Company in the event the Company does not exercise the call option discussed above. In June 2012 and January 2013, the Company and the noncontrolling interest holder entered into agreements to transfer an additional 27.5% and 1.5% ownership, respectively, of AmeriHome to the Company in exchange for the settlement of balances owed from the noncontrolling interest holder related to capital contributions made by the Company to AmeriHome and indemnification provisions included in the purchase agreement. As of March 31, 2013, the noncontrolling interest holder owns 20.0% of AmeriHome, and accordingly retains an option to sell the 20.0% interest to the Company. The estimated fair value is based on a model incorporating various assumptions including expected future book value of AmeriHome, the probability of the option being exercised, volatility, expected term and certain other factors. The put option is considered a Level 3 measurement at March 31, 2013.

Securitized mortgage collateral—The Company elected to carry all of its securitized mortgage collateral at fair value. These assets consist primarily of non-conforming mortgage loans securitized between 2002 and 2007. Fair value measurements are based on the Company’s internal models used to compute the net present value of future expected cash flows with observable market participant assumptions, where available. The Company’s assumptions include its expectations of inputs that other market participants would use in pricing these assets. These assumptions include judgments about the underlying collateral, prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of March 31, 2013, securitized mortgage collateral had an unpaid principal balance of $8.2 billion, compared to an estimated fair value on the Company’s balance sheet of $5.8 billion. The aggregate unpaid principal balance exceeds the fair value by $2.4 billion at March 31, 2013. As of March 31, 2013, the unpaid principal balance of loans 90 days or more past due was $1.5 billion compared to an estimated fair value of $0.6 billion. The aggregate unpaid principal balances of loans 90 days or more past due exceed the fair value by $0.9 billion at March 31, 2013. Securitized mortgage collateral is considered a Level 3 measurement at March 31, 2013.

Securitized mortgage borrowings—The Company elected to carry all of its securitized mortgage borrowings at fair value. These borrowings consist of individual tranches of bonds issued by securitization trusts and are primarily backed by non-conforming mortgage loans. Fair value measurements include the Company’s judgments about the underlying collateral and assumptions such as prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of March 31, 2013, securitized mortgage borrowings had an outstanding principal balance of $8.2 billion, net of $2.1 billion in bond losses, compared to an estimated fair value of $5.8 billion. The aggregate outstanding principal balance exceeds the fair value by $2.4 billion at March 31, 2013. Securitized mortgage borrowings is considered a Level 3 measurement at March 31, 2013.

Long-term debt—The Company elected to carry all of its long-term debt (consisting of trust preferred securities and junior subordinated notes) at fair value. These securities are measured based upon an analysis prepared by management, which considered the Company’s own credit risk, including settlements with trust preferred debt holders and discounted cash flow analysis. As of March 31, 2013, long-term debt had an unpaid principal balance of $70.5 million compared to an estimated fair value of $13.3 million. The aggregate unpaid principal balance exceeds the fair value by $57.2 million at March 31, 2013. The long-term debt is considered a Level 3 measurement at March 31, 2013.

Derivative assets and liabilities, Securitized trusts—For non-exchange traded contracts, fair value is based on the amounts that would be required to settle the positions with the related counterparties as of the valuation date. Valuations of derivative assets and liabilities are based on observable market inputs, if available. To the extent observable market inputs are not available, fair values measurements include the Company’s judgments about future cash flows, forward interest rates and certain other factors, including counterparty risk. Additionally, these values also take into account the Company’s own credit standing, to the extent applicable; thus, the valuation of the derivative instrument includes the estimated value of the net credit differential between the counterparties to the derivative contract. As of March 31, 2013, the notional balance of derivative assets and liabilities, securitized trusts was $748.5 million. These derivatives are included in the consolidated securitization trusts, which are nonrecourse to the Company, and thus the economic risk from these derivatives is limited to the Company’s residual interests in the securitization trusts. Derivative assets and liabilities, securitized trusts are considered a Level 3 measurement at March 31, 2013.

Derivative assets and liabilities, Lending—The Company’s derivative assets and liabilities are carried at fair value as required by GAAP and are accounted for as free standing derivatives. The derivative assets are IRLCs with prospective residential mortgage borrowers whereby the interest rate on the loan is determined prior to funding and the borrowers have locked in that interest rate. These commitments are determined to be derivative instruments in accordance with GAAP. The derivative liabilities are hedging instruments (typically TBA MBS) used to hedge the fair value changes associated with changes in interest rates relating to its mortgage lending operations. The Company hedges the period from the interest rate lock (assuming a fall-out factor) to the date of the loan sale. The estimated fair value of IRLCs are based on underlying loan types with similar characteristics using the TBA MBS market, which is actively quoted and easily validated through external sources. The data inputs used in this valuation include, but are not limited to, loan type, underlying loan amount, note rate, loan program, and expected sale date of the loan, adjusted for current market conditions. These valuations are adjusted at the loan level to consider the servicing release premium and loan pricing adjustments specific to each loan. For all IRLCs, the base value is then adjusted for the anticipated Pull-through Rate. The anticipated Pull-through Rate is an unobservable input based on historical experience, which results in classification of IRLCs as a Level 3 measurement at March 31, 2013.

The fair value of the Hedging Instruments is based on the actively quoted TBA MBS market using observable inputs related to characteristics of the underlying MBS stratified by product, coupon and settlement date. Therefore, the Hedging Instruments are classified as a Level 2 measurement at March 31, 2013.

The following table includes information for the derivative assets and liabilities — lending for the periods presented:

			Total Gains (Losses) (1)
	Notional Balance		For the Three Months Ended March 31,
	March 31, 2013	March 31, 2012	2013	2012
Derivative assets - IRLC’s	$212,050	$138,675	$(391)	$377
Derivative liabilities - TBA’s	259,397	127,317	1,519	(1,287)

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

The following tables present financial and non-financial assets and liabilities measured using nonrecurring fair value measurements at March 31, 2013 and 2012, respectively:

	Nonrecurring Fair Value Measurements			Total Gains (Losses)
	March 31, 2013			For the Three Months Ended
	Level 1	Level 2	Level 3	March 31, 2013 (3)
REO (1)	$—	$5,472	$—	$3,184
Lease liability (2)	—	—	(1,957)	(19)

(1)         Balance represents REO at March 31, 2013 which has been impaired subsequent to foreclosure. Amounts are included in continuing operations.  For the three months ended March 31, 2013, the $3.2 million gain represents recovery of the net realizable value (NRV) attributable to an improvement in state specific loss severities on properties held during the period which resulted in an increase to NRV.

(2)         For the three months ended March 31, 2013, the Company recorded $19 thousand in impairment, resulting from changes in lease liabilities as a result of changes in our expected minimum future lease payments.

(3)         Total gains (losses) reflect gains and losses from all nonrecurring measurements during the period.

	Non-recurring Fair Value Measurements			Total Gains (Losses)
	March 31, 2012			For the Three Months Ended
	Level 1	Level 2	Level 3	March 31, 2012 (3)
REO (1)	$—	$37,814	$—	$(9,427)
Lease liability (2)	—	—	(2,201)	(217)

(1)         Balance represents REO at March 31, 2012 which has been impaired subsequent to foreclosure.  Amounts are included in continuing operations.  For the three months ended March 31, 2012, the $9.4 million loss represents additional impairment write-downs during the period which resulted in a decrease to NRV.

(2)         Amounts are included in discontinued operations.  For the three months ended March 31, 2012, the Company recorded $217 thousand in losses resulting from changes in lease liabilities as a result of changes in our expected minimum future lease payments.

(3)         Total losses reflect gains and losses from all nonrecurring measurements during the period.

Real estate owned—REO consists of residential real estate acquired in satisfaction of loans. Upon foreclosure, REO is adjusted to the estimated fair value of the residential real estate less estimated selling and holding costs, offset by expected contractual mortgage insurance proceeds to be received, if any. Subsequently, REO is recorded at the lower of carrying value or estimated fair value less costs to sell. REO balance representing REOs which have been impaired subsequent to foreclosure are subject to nonrecurring fair value measurement and included in the nonrecurring fair value measurements tables. Fair values of REO are generally based on observable market inputs, and considered Level 2 measurements at March 31, 2013.

Lease liability—In connection with the discontinuation of our non-conforming mortgage, retail mortgage, warehouse lending and commercial operations, a significant amount of office space that was previously occupied is no longer being used by the Company. The Company has subleased a significant amount of this office space. The Company has recorded a liability representing the present value of the minimum lease payments over the remaining life of the lease, offset by the expected proceeds from sublet revenue related to this office space. This liability is based on present value techniques that incorporate the Company’s judgments about estimated sublet revenue and discount rates. Therefore, this liability is considered a Level 3 measurement at March 31, 2013.

Note 3.—Mortgage Loans Held-for-Sale

A summary of the unpaid principal balance of mortgage loans held-for-sale by type is presented below:

	March 31,	December 31,
	2013	2012
Government (1)	$64,089	$57,992
Conventional (2)	63,779	54,303
Jumbo	3,835	—
Fair value adjustment	6,356	6,491
Total mortgage loans held-for-sale	$138,059	$118,786

(1)         Includes all government-insured loans including FHA, VA and USDA.

(2)         Includes loans eligible for sale to Fannie Mae and Freddie Mac.

Gain on loans held-for-sale (LHFS) (included in mortgage lending gains and fees, net in the consolidated statements of operations) is comprised of the following for the three months ended March 31, 2013 and 2012:

	March 31,
	2013	2012
Gain on sale of mortgage loans	$18,541	$11,509
Premium from servicing retained loan sales	4,863	2,454
Unrealized (losses) gains from derivative financial instruments	(1,018)	1,119
Realized gains (losses) from derivative financial instruments	2,146	(2,029)
Mark to market loss on LHFS	(135)	(533)
Direct origination (expenses) fees, net	(6,718)	(3,282)
Provision for repurchases	(391)	(293)
Total gain on LHFS (1)	$17,288	$8,945

(1)         Included in mortgage lending gains and fees, net on the consolidated statements of operations.

Note 4.—Mortgage Servicing Rights

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

The Company’s mortgage servicing portfolio, represented by $15.6 million in MSR’s on our consolidated balance sheet at March 31, 2013, increased to $1.7 billion as of March 31, 2013, from $1.5 billion at December 31, 2012, respectively, in UPB of loans and includes:

	Outstanding Principal Balance
	March 31,	December 31,
	2013	2012
Government	$774,428	$655,566
Conventional	821,728	722,815
2010 Acquisition of AmeriHome (1)	106,352	113,687
Total loans serviced (2)	$1,702,508	$1,492,068

(1)         Represents servicing portfolio acquired in the 2010 acquisition of AmeriHome and includes government and conventional loans originated by AmeriHome prior to the Company’s acquisition.

(2)         Excludes servicing sold and not transferred, and interim servicing.

The table below illustrates hypothetical changes in fair value of MSRs, caused by assumed immediate changes to key assumptions that are used to determine fair value.

Mortgage Servicing Rights Sensitivity Analysis	March 31, 2013

Fair value of MSRs	$15,599

Prepayment Speed:
Decrease in fair value from 100 basis points (bps) adverse change	(551)
Decrease in fair value from 200 bps adverse change	(1,073)

Discount Rate:
Decrease in fair value from 100 bps adverse change	(477)
Decrease in fair value from 200 bps adverse change	(929)

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

Note 5.—Warehouse Borrowings

The Company, through its subsidiaries, enters into Master Repurchase Agreements with lenders providing warehouse facilities. The warehouse facilities are used to fund, and are secured by, residential mortgage loans that are held for sale.

In March 2013, the Company terminated a $25 million repurchase agreement which was set to expire in May 2013.

At March 31, 2013, the Company was in compliance with all financial covenants.

The following table presents certain information on warehouse borrowings and related accrued interest for the periods indicated:

	Maximum
	Borrowing	Balance Outstanding At
	Capacity	March 31, 2013	December 31, 2012
Short-term borrowings:
Repurchase agreement 1	$60,000	$37,971	$31,600
Repurchase agreement 2	30,000	28,543	19,780
Repurchase agreement 3 (1)	75,000	42,269	16,554
Repurchase agreement 4	100,000	18,181	39,670
Total short-term borrowings	$265,000	$126,964	$107,604

(1)         In March 2013, the maximum borrowing capacity increased from $50.0 million to $75.0 million and the maturity was extended to March 2014.

Note 6.—Notes Payable

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

During the three months ended March 31, 2013, the Company received $73 thousand in excess cash flows from the residual interests collateralizing the note payable. The $73 thousand in excess cash flows is included in restricted cash on the consolidated balance sheets. If the amount of restricted cash becomes sufficient to satisfy the remaining obligation the note payable can be paid off and the residuals listed as security are released. The carrying value of the debt agreement at March 31, 2013 was $1.9 million, and was current as to principal and interest payments with $1.5 million held as restricted cash to satisfy this obligation.

In April 2013, the Company fully satisfied the remaining scheduled payments on the note payable primarily using the $1.5 million related reserve balance and the residuals listed as collateral will be released to the Company.

Note 7.—Line of Credit Agreement

In April 2013, the Company, through its subsidiaries, amended the $4.0 million working capital line of credit agreement with a national bank at an interest rate of one-month LIBOR plus 3.50% extending the expiration to June 2013.  The line of credit was extended for three months while the Company negotiates a renewal.  Under the terms of the agreement the Company and its subsidiaries are required to maintain various financial and other covenants.  There was $3.0 million outstanding balance on the working capital line of credit as of March 31, 2013.  At March 31, 2013, the Company was in compliance with all covenants.

Note 8.—Income Taxes

As of January 1, 2013, the Company acquired an additional 1.5% of its AmeriHome subsidiary bringing the Company’s controlling interest to 80%.  The increase in ownership allows the Company to include AmeriHome in the IMH federal consolidated tax returns for 2013.  During the first quarter of 2013, the Company recorded a $1.2 million tax benefit resulting from the use of net operating losses (NOL) to offset AmeriHome deferred tax liabilities.  Additionally, the Company recorded $0.1 million in state tax expense primarily related to states where the Company does not have NOL carryforwards.

Note 9.—Reconciliation of Earnings (Loss) Per Share

The following table presents the computation of basic and diluted earnings (loss) per common share, including the dilutive effect of stock options and redeemable preferred stock outstanding for the periods indicated:

	For the Three Months
	Ended March 31,
	2013	2012
Numerator for basic earnings (loss) per share:
Earnings (loss) from continuing operations	$201	$(3,286)
Net earnings attributable to noncontrolling interest	(63)	(236)
Earnings (loss) from continuing operations attributable to IMH	138	(3,522)
Loss from discontinued operations	(876)	(1,268)
Net loss available to IMH common stockholders	$(738)	$(4,790)

Denominator for basic earnings (loss) per share (1):
Basic weighted average common shares outstanding during the year	8,604	7,819

Denominator for diluted earnings (loss) per share (1):
Basic weighted average common shares outstanding during the year	8,604	7,819
Net effect of dilutive stock options and RSU’s	—	—
Diluted weighted average common shares	8,604	7,819

Earnings (loss) per common share - basic and diluted:
Earnings (loss) from continuing operations attributable to IMH	$0.02	$(0.45)
Loss from discontinued operations	$(0.10)	(0.16)
Net loss per share available to common stockholders	$(0.08)	$(0.61)

(1)         Number of shares presented in thousands.

For the three months ended March 31, 2013 and 2012, stock options to purchase 614 thousand and 1.2 million shares were outstanding, but not included in the above weighted average share calculations, because they were anti-dilutive.

Note 10.—Segment Reporting

The Company has reporting segments consisting of the long-term mortgage portfolio, mortgage lending, real estate services and discontinued operations. The following tables present the selected financial data and operating results by reporting segment for the periods indicated:

Statement of Operations Items for	Mortgage	Real Estate	Long-term Mortgage
the three months ended March 31, 2013:	Lending	Services	Portfolio	Consolidated
Net interest income (expense)	$(157)	$6	$595	$444
Non-interest (loss) income- net trust assets	—	—	(1,500)	(1,500)
Mortgage lending gains and fees, net	19,476	—	—	19,476
Real estate services fees, net	—	4,428	—	4,428
Other non-interest income (expense)	112	—	418	530
Settlement of claim from vendor	(700)	—	—	(700)
Non-interest expense	(17,997)	(2,139)	(3,429)	(23,565)
Earnings (loss) from continuing operations before income taxes	$734	$2,295	$(3,916)	(887)
Income tax benefit from continuing operations				1,088
Earnings from continuing operations				201
Loss from discontinued operations, net of tax				(876)
Net loss				(675)
Net earnings attributable to noncontrolling interests				(63)
Net loss attributable to common stockholders				$(738)

Statement of Operations Items for	Mortgage	Real Estate	Long-term Mortgage
the three months ended March 31, 2012:	Lending	Services	Portfolio	Consolidated
Net interest income (expense)	$(67)	$10	$1,047	$990
Non-interest (loss) income- net trust assets	—	—	(3,027)	(3,027)
Mortgage lending gains and fees, net	9,272		—	9,272
Real estate services fees, net	—	4,645	—	4,645
Other non-interest income (expense)	31	—	(463)	(432)
Non-interest expense	(8,773)	(1,929)	(4,002)	(14,704)
Earnings (loss) from continuing operations before income taxes	$463	$2,726	$(6,445)	(3,256)
Income tax expense from continuing operations				(30)
Loss from continuing operations				(3,286)
Loss from discontinued operations, net of tax				(1,268)
Net loss				(4,554)
Net earnings attributable to noncontrolling interests				(236)
Net loss attributable to common stockholders				$(4,790)

Balance Sheet Items as of	Mortgage	Real Estate	Long-term Mortgage	Discontinued
March 31, 2013:	Lending	Services	Portfolio	Operations (1)	Consolidated
Total Assets at March 31, 2013	$168,072	$9,875	$5,866,227	$90	$6,044,264
Total Assets at December 31, 2012	$137,733	$12,833	$5,835,970	$52	$5,986,588

Note 11.—Commitments and Contingencies

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

In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and estimable. In any case, there may be an exposure to losses in excess of any such amounts whether accrued or not. Any estimated loss is subject to significant judgment and is based upon currently available information, a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated loss will change from time to time, and actual results may vary significantly from the current estimate. Therefore, an estimate of possible loss represents what the Company believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company’s maximum loss exposure.  At March 31, 2013, the Company had a $3.4 million accrued liability recorded for such estimated loss exposure as explained below.

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

Updates to legal matters for the period ended March 31, 2013 are as follows:

On June 27, 2000, a purported class action was filed entitled Gilmor, et al. v. Preferred Credit Corp., et. al., alleging the originator of various second mortgage loans in Missouri and other assignees of the loans charged fees and costs in violation of Missouri’s Second Mortgage Loan Act, with the court eventually granting the plaintiffs’ motion for class certification.  On March 6, 2013, the court granted final approval of the Company’s settlement in the sum of $3.0 million.  As of April 2013, the Company has satisfied $2.5 million in payments due under the settlement agreement with the remaining payments to be made through July 2014.

On or about November 27, 2012, a demand for arbitration was filed entitled Mortgage Cadence, LLC v. Excel Mortgage Servicing, Inc., alleging the plaintiff provided a new loan origination system to Excel and seeking unpaid monthly payments of approximately $1.4 million and usage fees. In April 2013, an agreement was reached to settle the matter for $700,000.  The Company has satisfied $100,000 due under the settlement agreement, with the remaining payments to be made through April 2015.

We are a party to other litigation and claims which are normal in the course of our operations. While the results of such other litigation and claims cannot be predicted with certainty, we believe the final outcome of such matters will not have a material adverse effect on our financial condition or results of operations.

The Company believes that it has meritorious defenses to the outstanding litigation claims and intends to defend these claims vigorously and as such the Company believes the final outcome of such matters will not have a material adverse effect on its financial condition or results of operations. Nevertheless, litigation is uncertain and the Company may not prevail in the lawsuits and can express no opinion as to their ultimate resolution. An adverse judgment in any of these matters could have a material adverse effect on the Company’s financial position and results of operations.

Please refer to IMH’s report on Form 10-K for the year ended December 31, 2012 for a description of litigation and claims.

Repurchase Reserve

When the Company sells mortgage loans, it makes customary representations and warranties to the purchasers about various characteristics of each loan such as the origination and underwriting guidelines, including but not limited to the validity of the lien securing the loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local law. The Company’s whole loan sale agreements generally required it to repurchase loans if the Company breached a representation or warranty given to the loan purchaser.

During the first quarter of 2013, the Company paid approximately $1.5 million to settle previous repurchase claims related to the discontinued operations. The discontinued operations continue to receive repurchase requests from Fannie Mae resulting in increases in estimated repurchase obligations. At March 31, 2013, the repurchase reserve within discontinued operations was $7.3 million as compared to $8.2 million at December 31, 2012.   Additionally, the Company has approximately $2.8 million and $2.4 million at March 31, 2013 and December 31, 2012, respectively, in repurchase reserves related to the loans sold since early 2011 by the continuing mortgage lending operations.

Note 12.—Share Based Payments

There were no options granted during the three months ended March 31, 2013 or 2012, respectively.

The following table summarizes activity, pricing and other information for the Company’s stock options for the three months ended March 31, 2013:

		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at beginning of period	796,795	$7.89
Options granted	—	—
Options exercised	(102,433)	1.33
Options forfeited / cancelled	(80,088)	11.94
Options outstanding at end of period	614,274	$8.45
Options exercisable at end of period	242,041	$5.04

As of March 31, 2013, there was approximately $3.3 million of total unrecognized compensation cost related to stock option compensation arrangements granted under the plan, net of estimated forfeitures. That cost is expected to be recognized over the remaining weighted average period of 2.14 years.

The following table summarizes activity, pricing and other information for the Company’s restricted stock units (RSU’s), also referred to as deferred stock units as the issuance of the stock is deferred until termination of service, for the three months ended March 31, 2013:

Weighted-
Average
	Number of	Grant Date
	Shares	Fair Value
RSU’s outstanding at beginning of period	42,000	$7.48
RSU’s granted	—	—
RSU’s exercised	—	—
RSU’s forfeited / cancelled	—	—
RSU’s outstanding at end of period	42,000	$7.48

As of March 31, 2013, there was approximately $221 thousand of total unrecognized compensation cost related to the RSU compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of 1.59 years.

Note 13.—Subsequent Events

In April 2013, the Company fully satisfied the remaining scheduled payments on the note payable-debt agreement and the residuals listed as collateral will be released to the Company.

On April 29, 2013, the Company raised $20.0 million from the issuance of convertible promissory notes (Convertible Notes).  The Convertible Notes accrue interest at a rate of 7.5% per annum to be paid quarterly and mature on April 30, 2018.  Note holders may convert all or a portion of the outstanding principal amount of the Convertible Notes to shares of IMH common stock at a rate of $10.875 per share, subject to adjustment for stock splits and dividends.  The Company has the right to force a conversion if the stock price of IMH common stock reaches $16.3125 for 20 straight trading days.

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

Forward-Looking Statements

This report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, some of which are based on various assumptions and events that are beyond our control, may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “likely,” “should,” “could,” “seem to,” “anticipate,” “plan,” “intend,” “project,” “assume,” or similar terms or variations on those terms or the negative of those terms. The forward-looking statements are based on current management expectations. Actual results may differ materially as a result of several factors, including, but not limited to the following: our ability to manage effectively our mortgage lending operations and continue to expand the Company’s growing mortgage lending activities; volatility in the mortgage industry; unexpected interest rate fluctuations and margin compression; decrease in purchase money transactions; inability to hire qualified retail loan officers or transact with qualified correspondents; failure to successfully launch or continue to market new loan products; increased competition in the mortgage lending industry by larger or more efficient companies; issues and system risks related to our technology; more than expected increases in default rates or loss severities and mortgage related losses; ability to obtain additional financing, the terms of any financing that we do obtain and our expected use of proceeds from any financing; increase in loan repurchase requests and ability to adequately settle repurchase obligations; failure to create brand awareness; the outcome, including any settlements, of litigation or regulatory actions pending against us or other legal contingencies and our compliance with applicable local, state and federal laws and regulations and other general market and economic conditions.

For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the period ended December 31, 2012, and other reports we file under the Securities and Exchange Act of 1934. This document speaks only as of its date and we do not undertake, and specifically disclaim any obligation, to release publicly the results of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

The Mortgage Industry and Discussion of Relevant Fiscal Periods

The mortgage industry is subject to current events that occur in the financial services industry including changes to regulations and compliance requirements that result in uncertainty surrounding the actions of states, municipalities and new government agencies, including the Consumer Financial Protection Board (CFPB) and Federal Housing Finance Agency (FHFA). These events can also include changes in economic indicators, interest rates, price competition, geographic shifts, disposable income, housing prices, market liquidity, market anticipation, and customer perception, as well as others. The factors that affect the industry change rapidly and can be unforeseeable making it difficult to predict and manage an operation in the financial services industry.

Current events can diminish the relevance of “quarter over quarter” and “year-to-date over year-to-date” comparisons of financial information. In such instances, the Company attempts to present financial information in its Management’s Discussion and Analysis of Financial Condition and Results of Operations that is the most relevant to its financial information.

Market Update

The first quarter of 2013 included moderate economic growth, improved labor market conditions, household spending and further strengthening in many housing markets. Household spending increased moderately, particularly related to spending on automobiles, durable goods, and housing, as the cost of financing these purchases remained at low levels. However, uncertainty remained about the strength of economic growth due to restrictive fiscal policy and a continued elevated unemployment rate that ended the quarter at 7.6%. In addition to the sluggish economic recovery in the U.S., concerns still remain over the economic health of the European Union and reports of slowing growth in other emerging economies. While some actions were taken during 2012 to ease the European sovereign debt crisis, uncertainty about the sustained financial health of certain European countries continued to exist during the first quarter as new uncertainties arose.

Housing markets in general continued the rebound which began in the second half of 2012 with overall home prices moving higher as demand increased and the supply of homes for sale declined.  Due to the significant slow-down in foreclosure processing which began in the second half of 2008, there has been a reduction in the number of properties being marketed following foreclosure. This reduction has contributed to an increase in demand for properties currently on the market resulting in a general improvement in home prices in recent months but has also resulted in a larger number of vacant properties still pending foreclosure in certain communities.  As servicers increase foreclosure activities and market properties in large numbers, an oversupply of housing inventory could occur creating downward pressure on property values, slowing any future home price improvement.

During the first quarter of 2013, the Federal Reserve reaffirmed that a highly accommodative monetary policy will remain in effect for a considerable time after the economic recovery strengthens. Accordingly, the Federal Reserve conveyed that it anticipates maintaining key interest rates at exceptionally low levels, at least as long as the unemployment rate remains above 6.5% and its long-term inflation goals are not met. As a result of employing its monetary policy, the Federal Reserve continues to maintain large portfolios of U.S. Treasury notes and bonds and agency MBS with plans to continue adding Treasuries and agency MBS to its portfolio during the year. The Federal Reserve outlook includes moderate economic growth, a gradual decline in unemployment, and the expectation of stable longer-term inflation.

Selected Financial Results for the Three Months Ended March 31, 2013 and 2012

	Q1 2013		Q1 2012
	Net earnings (loss)	Diluted EPS	Net earnings (loss)	Diluted EPS
Mortgage Lending (1)	$671	$0.08	$227	$0.03
Real Estate Services	2,295	0.27	2,726	0.35
Long-term Mortgage Portfolio	(3,916)	(0.46)	(6,445)	(0.83)
Continuing Operations	$(950)	$(0.11)	$(3,492)	$(0.45)
Income tax benefit (expense) from continuing operations	1,088	0.13	(30)	(0.00)
Continuing Operations, net of tax	$138	$0.02	$(3,522)	$(0.45)
Discontinued Operations, net of tax	(876)	(0.10)	(1,268)	(0.16)
Net loss attributable to IMH	$(738)	$(0.08)	$(4,790)	$(0.61)

(1)         Excludes the net earnings of $63 thousand attributed to noncontrolling interests for AmeriHome Mortgage Corporation, an 80% owned subsidiary of the Company.

Continuing Operations

•                  The continuing operations, comprised of mortgage lending, real estate services and our long-term mortgage portfolio, earned $0.02 per diluted share during the three months ended March 31, 2013 as compared to a loss of $0.45 per diluted share during the same period in 2012. The $3.7 million improvement in earnings is primarily due to a $2.5 million increase in the long-term mortgage portfolio and an income tax benefit of approximately $1.1 million as a result of the Company increasing its ownership in AmeriHome to 80% which resulted in the inclusion of AmeriHome in our consolidated tax group.

•                  The mortgage lending segment pretax earnings increased to $671 thousand for the three months ended March 31, 2013, compared to $227 thousand for the same period in 2012 primarily due to the increase in origination volumes and their related sales. The mortgage lending segment originated $673.8 million and sold $633.3 million of loans during the three months ended March 31, 2013, as compared to $365.1 million and $355.7 million of loans originated and sold, respectively, for the same period in 2012. The increase in lending activities produced mortgage lending revenues of $19.5 million for the three months ended March 31, 2013, respectively, compared to $9.3 million for the same period in 2012.  In the first quarter of 2013, a $700 thousand cost was recorded related to a settled claim for unpaid licensing fees from a former technology vendor associated with a system that was not installed.

•                  The real estate services segment pretax earnings decreased to $2.3 million for the three months ended March 31, 2013, compared to earnings of $2.7 million for the same period in 2012 with the decline due to a decrease in real estate service fees associated with declining balances in our long-term mortgage portfolio.

•                  The long-term mortgage portfolio segment pretax loss decreased to $3.9 million for the three months ended March 31, 2013, compared to a loss of $6.4 million for the same period in 2012 primarily due to reduction in loss from net trust  assets and a reduction in operating expenses.  The estimated fair value of the net trust assets declined due to principal collections and liquidation of defaulted loans and was primarily offset by gains on real estate owned (REO).

Discontinued Operations

•                  Loss from discontinued operations, net of tax, was $876 thousand for the three months ended March 31, 2013 compared to a loss of $1.3 million for the same period in 2012 due to a decrease in legal fees and lease liability impairment related to the discontinued mortgage operations formerly conducted by IFC offset by additional provisions for repurchases related to additional Fannie Mae repurchase requests.

As previously announced, on April 29, 2013, the Company raised $20.0 million from the issuance of convertible promissory notes (Convertible Notes).  The Convertible Notes accrue interest at a rate of 7.5% per annum to be paid quarterly and mature on April 30, 2018.  Note holders may convert all or a portion of the outstanding principal amount of the Convertible Notes to shares of IMH common stock at a rate of $10.875 per share, subject to adjustment for stock splits and dividends.  The Company has the right to force a conversion if the stock price of IMH common stock reaches $16.3125 for 20 straight trading days.

Proceeds from the issuance of the Convertible Notes will be used to increase the servicing portfolio by both retaining a greater portion of our mortgage servicing rights, purchasing mortgage servicing, expanding the mortgage lending platform to increase lending volumes and pursue other opportunities in the mortgage and lending markets.

Status of Operations

We primarily have three operating segments: Mortgage Lending, Real Estate Services and Long-Term Mortgage Portfolio (also collectively referred to as our continuing operations).

Mortgage Lending

For the first quarter of 2013, we had an 85% increase in loan originations to $673.8 million from $365.1 million in the first quarter of 2012, and an increase in mortgage lending segment pre-tax profits to $671 thousand in the first quarter of 2013 from $227 thousand in the first quarter of 2012.  However, net earnings before taxes declined as compared to the fourth quarter of 2012.  The decline in the first quarter of 2013 as compared to fourth quarter of 2012 was primarily due to margin compression, an increase in lending operations personnel costs and a non-operational, non-recurring cost of $700 thousand recorded in the first quarter of 2013 to settle a claim for unpaid licensing fees from a former technology vendor associated with a system that was not installed.

Margin compression that began in the fourth quarter of 2012 continued in the first quarter of 2013 reducing our net margins by approximately 20 basis points although it now appears that margins  have somewhat stabilized in the latter part of the first quarter of 2013.  Our origination volumes were lower in the first quarter of 2013 as compared to $813.2 million in the fourth quarter of 2012. With the decline in originations across the industry, mortgage lenders reduced pricing to capture or maintain volumes. We did the same to stay competitive in maintaining volume, resulting in reduced pricing and margin compression on lower volumes.   In addition, our operating costs were higher with the over-capacity in operations expecting higher volumes in future quarters.   Also, the implementation of our new loan origination system has been more challenging than anticipated.    Upon implementation, we expect this new system will result in better operational efficiencies to support a larger amount of production in the future.

The Company has hired a seasoned mortgage banking executive to manage the mortgage operations of the Company, complete the installation of this new system, reduce operational costs and improve our turn time efficiencies.   During the first part of the second quarter of 2013, we have seen improved turn times with increased funding volumes.  Furthermore, we saw a significant increase in the pipeline in April 2013, which we expect will result in higher origination volumes in the second quarter as compared to the first quarter.

Our loan products primarily include conventional loans eligible for sale to Fannie Mae and Freddie Mac and loans insured by FHA, VA and USDA.

Originations by Loan Type:

	For the three months ended March 31,
(in millions)	2013	2012	% Change
Government (1)	$181.1	91.9	97%
Conventional (2)	486.1	267.0	82%
Other	6.6	6.2	6%
Total originations	$673.8	$365.1	85%

(1)         Includes government-insured loans including FHA, VA and USDA

(2)         Includes loans eligible for sale to Fannie Mae and Freddie Mac

We expect to continue originating conventional and government-insured loans and have recently begun to originate nonconforming prime jumbo loans.

In the first quarter of 2013, the Company’s mortgage lending channels continued to experience a more balanced channel mix.  This was a result of the continued growth in the retail channel, conducted by our branch offices, and correspondent channel, which acquires closed loans from our correspondent sellers.  For the first quarter of 2013, our retail channel contributed 31% of originations while our correspondent channel contributed 23%, with the remaining 46% coming from the wholesale channel.

Our mortgage lending channel that experienced the largest percentage of growth was our correspondent channel.

	For the three months ended March 31,
(in millions)	2013	%	2012	%
Originations by Channel:
Wholesale	$306.5	46%	$203.1	56%
Retail	210.8	31%	137.3	37%
Correspondent	156.5	23%	24.7	7%
Total originations	$673.8	100%	$365.1	100%
Originations by Purpose:
Refinance	$485.2	72%	$240.3	66%
Purchase	188.6	28%	124.8	34%
Total originations	$673.8	100%	$365.1	100%

In the first quarter of 2013, the mix of purchase money transactions slightly declined as compared to refinance transactions in the first quarter of 2012, but was consistent with the fourth quarter of 2012.  We continue to devote efforts towards capturing additional purchase money transactions as the real estate market continues to improve while the home refinance market contracts.  We have been able to increase the number of relationships we have with real estate professionals, who supply us with mortgage leads,  to approximately 1,300 as of March 31, 2013, as compared to approximately 1,200 as of December 31, 2012.

During the first quarter of 2013, our warehouse borrowing capacity increased $47.5 million to $265.0 million at March 31, 2013, as compared to $217.5 million at December 31, 2012.  The increase was due to $72.5 million in additional borrowing capacity with three of our existing warehouse facilities, partially offset by our termination of a $25 million repurchase agreement which was set to expire in May 2013.  At March 31, 2013, we had four warehouse lender relationships.

Our mortgage servicing portfolio, represented by $15.6 million in mortgage servicing rights (MSR’s) on our consolidated balance sheet at March 31, 2013, increased to $1.7 billion as of March 31, 2013, from $1.5 billion at December 31, 2012.  At March 31, 2013, the loans that were originated after 2010 totaled $1.6 billion with a minimal number of loans 60 or more days delinquent.  The remaining $106 million balance of the servicing portfolio consists of loans originated by AmeriHome, primarily prior to 2009. This portfolio was acquired as part of the 2010 purchase of AmeriHome.  These loans continue to have a high percentage of delinquencies due to declining principal balances of performing loans.  The delinquency of the servicing portfolio, among other assumptions, are applied to estimate the fair value of the MSRs.

The following table includes information about our mortgage servicing portfolio:

	At March 31,	% 60+ days	At December 31,	% 60+ days
(in millions)	2013	delinquent	2012	delinquent
Fannie Mae	$679.1	0.00%	$622.4	0.00%
Freddie Mac	142.6	0.00%	100.4	0.00%
Ginnie Mae	774.4	0.72%	655.6	0.64%
Total owned servicing portfolio	$1,596.1	0.35%	$1,378.4	0.30%

Acquired Portfolio (1)	106.4	10.62%	113.7	9.69%
Total servicing portfolio (2)	$1,702.5	0.99%	$1,492.1	1.39%

(1)         Represents servicing portfolio acquired in 2010 acquisition of AmeriHome.

(2)         Excludes servicing sold and not transferred, and interim servicing.

Real Estate Services

We provide portfolio loss mitigation and real estate services including REO surveillance and disposition services, default surveillance and loss recovery services, short sale and real estate brokerage services, portfolio monitoring and reporting services.

For the three months ended March 31, 2013, real estate services fees, net were $4.4 million as compared to $4.6 million for the same period in 2012. The decrease in real estate services fees, net is primarily due to a decline in our long-term mortgage portfolio and the associated real estate and recovery activities.  We intend to continue to provide these services predominantly for our long-term mortgage portfolio. However, we expect these revenues to gradually decline over time as our long-term mortgage portfolio declines. To the extent that opportunities arise, we may expand our loss mitigation and real estate services to third parties.

Long-Term Mortgage Portfolio

Although we have seen some stabilization and improvement in defaults, the portfolio continues to suffer losses and may continue for the foreseeable future until we see a significant decline in the number of foreclosure properties in the market.

At March 31, 2013, our residual interest in securitizations (represented by the difference between total trust assets and total trust liabilities) decreased to $14.3 million, compared to $15.9 million at December 31, 2012. The decrease in residual fair value in 2013 was primarily due to $1.7 million in cash received and changes in assumptions associated with defaults and severities, offset by an increase in fair value related to net interest income accretion.

For additional information regarding the long-term mortgage portfolio refer to Financial Condition and Results of Operations below.

Liquidity and Capital Resources

During the first three months of 2013, we funded our operations primarily from mortgage lending revenues and real estate services fees which include gains on sale of loans and other mortgage related income, portfolio loss mitigation and real estate services fees primarily generated from our long-term mortgage portfolio, and cash flows from our residual interests in securitizations.  Additionally, we funded mortgage loan production using warehouse facilities which are repaid once the loan is sold.  Furthermore, we utilized the proceeds from notes payable and the line of credit as additional sources of liquidity.

As previously announced, on April 29, 2013, the Company raised $20.0 million from the issuance of Convertible Notes.  The Convertible Notes accrue interest at a rate of 7.5% per annum to be paid quarterly and mature on April 30, 2018.  Note holders may convert all or a portion of the outstanding principal amount of the Convertible Notes to shares of IMH common stock at a rate of $10.875 per share, subject to adjustment for stock splits and dividends.  The Company has the right to force a conversion if the stock price of IMH common stock reaches $16.3125 for 20 straight trading days.

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

In April 2013, the Company fully satisfied the remaining scheduled payments on the note payable-debt agreement and hence, the residuals listed as collateral will be released to the Company and the monthly cash flows from the residuals will again be remitted directly to the Company.

Critical Accounting Policies

We define critical accounting policies as those that are important to the portrayal of our financial condition and results of operations. Our critical accounting policies require management to make difficult and complex judgments that rely on estimates about the effect of matters that are inherently uncertain due to the effect of changing market conditions and/or consumer behavior. In determining which accounting policies meet this definition, we considered our policies with respect to the valuation of our assets and liabilities and estimates and assumptions used in determining those valuations. We believe the most critical accounting issues that require the most complex and difficult judgments and that are particularly susceptible to significant change to our financial condition and results of operations include those issues included in Management’s Discussion and Analysis of Results of Operations in IMH’s report on Form 10-K for the year ended December 31, 2012.  Such policies have not changed during 2013.

Financial Condition, Operation and Market Risks and Results of Operations

Financial Condition

As of March 31, 2013 compared to December 31, 2012

The following table shows the condensed consolidated balance sheets for the following periods:

	March 31	December 31,	Increase	%
	2013	2012	(Decrease)	Change
Cash	$10,057	$12,711	$(2,654)	(21)%
Restricted cash	2,792	3,230	(438)	(14)
Total trust assets	5,849,192	5,810,506	38,686	1
Mortgage loans held-for-sale	138,059	118,786	19,273	16
Mortgage servicing rights	15,599	10,703	4,896	46
Other assets (2)	28,565	30,652	(2,087)	(7)
Total assets	$6,044,264	$5,986,588	$57,676	1%

Total trust liabilities	$5,834,884	$5,794,656	$40,228	1%
Warehouse borrowings	126,964	107,604	19,360	18
Long-term debt ($71,120 par)	13,336	12,731	605	5
Repurchase reserve (1)	10,095	10,562	(467)	(4)
Notes payable	2,055	3,451	(1,396)	(40)
Other liabilities (2)	26,076	27,741	(1,665)	(6)
Total liabilities	6,013,410	5,956,745	56,665	1
Total IMH stockholders’ equity	29,863	28,960	903	3
Noncontrolling interest	991	883	108	12
Total equity	30,854	29,843	1,011	3
Total liabilities and stockholders’ equity	$6,044,264	$5,986,588	$57,676	1%

(1)         $7.3 million and $8.2 million of the repurchase reserve were within discontinued operations at March 31, 2013 and December 31, 2012, respectively.

(2)         Included within other assets and liabilities are the assets and liabilities of discontinued operations.

At March 31, 2013 and December 31, 2012, net trust assets and liabilities were as follows:

	March 31	December 31,	Increase	%
	2013	2012	(Decrease)	Change
Total trust assets	$5,849,192	$5,810,506	$38,686	1%
Total trust liabilities	5,834,884	5,794,656	40,228	1
Residual interests in securitizations	$14,308	$15,850	$(1,542)	(10)%

At March 31, 2013, cash decreased to $10.1 million from $12.7 million at December 31, 2012. The primary sources of cash between periods were $19.4 million in fees generated from the mortgage lending operations and real estate services (net of non-cash fair value adjustments), $3.0 million advance from the line of credit and $1.7 million from residual interests in securitizations. Offsetting the sources of cash were continuing operating expenses totaling $24.3 million, payments on the notes payable of $1.4 million (including $267 thousand which came from the related reserve account) and settlements of repurchase requests associated with loans sold by the discontinued non-conforming mortgage operations of approximately $1.5 million.

Since the consolidated and unconsolidated securitization trusts are nonrecourse to the Company, trust assets and liabilities have been netted to present our interest in these trusts more simply, which are considered the residual interests in securitizations. For unconsolidated securitizations the residual interests represent the fair value of investment securities available-for-sale. For consolidated securitizations, the residual interests are represented by the fair value of securitized mortgage collateral and real estate owned, offset by the fair value of securitized mortgage borrowings and net derivative liabilities. We receive cash flows from our residual interests in securitizations to the extent they are available after required distributions to bondholders and maintaining specified overcollateralization levels and other specified parameters (such as maximum delinquency and cumulative default) within the trusts. The estimated fair value of the residual interests, represented by the difference in the fair value of total trust assets and total trust liabilities, was $14.3 million at March 31, 2013, compared to $15.9 million at December 31, 2012. During the three months ended March 31, 2013, we decreased the investor yield requirements for securitized mortgage borrowings as estimated bond prices have continued to improve and corresponding yields have decreased. The decrease in investor yield assumptions on securitized mortgage collateral and securitized mortgage borrowings resulted in an increase in the estimated fair value of these trust assets and liabilities.

Mortgage loans held-for-sale increased $19.3 million to $138.1 million at March 31, 2013 as compared to $118.8 million at December 31, 2012. The increase is due to $655.2 million in originations, excluding $18.6 million in brokered loans, offset by $633.3 million in loans sold. Average monthly loan originations, including brokered loans, increased to approximately $225 million during the first three months of 2013 as compared to $122 million during the same period in 2012.  As a normal course of our origination and sales cycle, loans held-for-sale at the end of any period are generally sold within one or two subsequent months.

Mortgage servicing rights increased by $4.9 million to $15.6 million at March 31, 2013 as compared to $10.7 million at December 31, 2012. The increase is due to an increase in our mortgage servicing portfolio with servicing retained loan sales of $607.2 million during the first three months of 2013, partially offset by the sale of servicing rights of $167.3 million during the first three months of 2013.  Additionally, the increase is also due to a fair value adjustment of $1.2 million.  At March 31, 2013, we serviced $1.7 billion in unpaid principal balance (UPB) for others as compared to $1.5 billion at December 31, 2012.

At March 31, 2013, the balance of deferred charge was $12.0 million and was included in other assets. For the three months ended March 31, 2013, we did not record income tax expense resulting from deferred charge impairment write-downs based on changes in estimated fair value of securitized mortgage collateral. The deferred charge arose as a result of the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH in prior years (when IMH was a REIT). This balance is recorded as required by GAAP and does not have any realizable cash value.

Warehouse borrowings increased by $19.4 million to $127.0 million at March 31, 2013 as compared to $107.6 million at December 31, 2012. The increase is due to the increase in loans held for sale as discussed above.  During the first three months of 2013, we increased our total borrowing capacity to $265.0 million as compared to $217.5 million at December 31, 2012.

At March 31, 2013, notes payable was $2.1 million as compared to $3.5 million at December 31, 2012. The decrease is due to principal payments made during the year.  In April 2013, we paid-off the note payable and the residuals listed as collateral will be released to us.

Repurchase reserve liability decreased to $10.1 million at March 31, 2013 as compared to $10.6 million at December 31, 2012. During the three months ended March 31, 2013, we paid approximately $1.5 million to settle previous repurchase claims related to our discontinued operations. Our discontinued operations continue to receive repurchase requests from Fannie Mae resulting in increases in estimated repurchase obligations. At March 31, 2013, the repurchase reserve within discontinued operations was $7.3 million as compared to $8.2 million at December 31, 2012. Additionally, we have approximately $2.8 million in repurchase reserves related to the loans sold by the continuing mortgage lending operations since early 2011.

The changes in total assets and liabilities are primarily attributable to increases in our trust assets and trust liabilities as summarized below.

	March 31	December 31,	Increase	%
	2013	2012	(Decrease)	Change
Securitized mortgage collateral	$5,824,111	$5,787,884	$36,227	1%
Other trust assets	25,081	22,622	2,459	11
Total trust assets	5,849,192	5,810,506	38,686	1

Securitized mortgage borrowings	$5,819,460	$5,777,456	$42,004	1%
Other trust liabilities	15,424	17,200	(1,776)	(10)
Total trust liabilities	5,834,884	5,794,656	40,228	1
Residual interests in securitizations	$14,308	$15,850	$(1,542)	(10)%

We update our collateral assumptions quarterly based on recent delinquency, default, prepayment and loss experience. Additionally, we update the forward interest rates and investor yield (discount rate) assumptions based on information derived from market participants. During the first three months of 2013, we decreased the investor yield requirements for certain securitized mortgage borrowings as estimated bond prices have continued to improve and corresponding yields have decreased. The decrease in investor yield assumptions on securitized mortgage collateral and securitized mortgage borrowings resulted in an increase in the value of these trust assets and liabilities.

•                  Securitized mortgage collateral increased $36.2 million during the first three months of 2013, primarily due to an increase in fair value due to a reduction in investor yield requirements, partially offset by an increase in loss assumptions, reductions in principal from borrower payments and transfers of loans to REO for single-family and multi-family collateral. Additionally, other trust assets increased $2.5 million during the first three months of 2013, primarily due to increases in REO from foreclosures of $11.9 million and a $3.2 million increase in the net realizable value (NRV) of REO.  Partially offsetting the increase was $13.1 million in REO liquidations.

•                  Securitized mortgage borrowings increased $42.0 million during the first three months of 2013, primarily caused by an increase in fair value due to a reduction in investor yield requirements, partially offset by an increase in loss assumptions and reductions in principal balances from principal payments during the period for single-family and multi-family collateral. The $1.8 million dollar reduction in other trust liabilities during the first three months of 2013 was primarily due to $1.8 million in derivative cash payments from the securitization trusts, partially offset by a $40 thousand increase in derivative fair value resulting from changes in forward LIBOR interest rates.

In previous years, we securitized mortgage loans by transferring originated and acquired residential single-family mortgage loans and multi-family commercial loans (the “transferred assets”) into non-recourse bankruptcy remote trusts which in turn issued tranches of bonds to investors supported only by the cash flows of the transferred assets. Because the assets and liabilities in the securitizations are nonrecourse to us, the bondholders cannot look to us for repayment of their bonds in the event of a shortfall. These securitizations were structured to include interest rate derivatives. We retained the residual interest in each trust, and in most cases would perform the master servicing. A trustee and servicer, unrelated to us, was named for each securitization. Cash flows from the loans (the loan payments as well as liquidation of foreclosed real estate properties) collected by the loan sub-servicer are remitted to us, the master servicer. The master servicer remits payments to the trustee who remits payments to the bondholders (investors). The sub-servicer collects loan payments and performs loss mitigation activities for defaulted loans. These activities include foreclosing on properties securing defaulted loans, which results in REO.

To estimate fair value of the assets and liabilities within the securitization trusts each reporting period, management uses an industry standard valuation and analytical model that is updated monthly with current collateral, real estate, derivative, bond and cost (servicer, trustee, etc.) information for each securitization trust. We employ an internal process to validate the accuracy of the model as well as the data within this model. Forecasted assumptions sometimes referred to as “curves,” for defaults, loss severity, interest rates (LIBOR) and prepayments are input into the valuation model for each securitization trust. We hire third party experts to provide forecasted curves for the aforementioned assumptions for each of the securitizations. Before inputting this information into the model, management employs a process to qualitatively and quantitatively review the assumption curves for reasonableness using other information gathered from the mortgage and real estate market (i.e., third party home price indices, published industry reports discussing regional mortgage and commercial loan performance and delinquency) as well as actual default and foreclosure information for each trust from the respective trustees.

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

To determine the discount rates to apply to these cash flows, we gather information from the bond pricing services and other market participants regarding estimated investor required yields for each bond tranche. Based on that information and the collateral type and vintage, we determine an acceptable range of expected yields an investor would require including an appropriate risk premium for each bond tranche. We use the blended yield of the bond tranches together with the residual interests to determine an appropriate yield for the securitized mortgage collateral in each securitization (after taking into consideration any derivatives in the securitization). During 2012 and the first quarter of 2013, based on the trend of improving bond prices and declining yields, we adjusted the acceptable range of expected yields for some of our earlier vintage securitizations.

The following table presents changes in the trust assets and trust liabilities for the three months ended March 31, 2013:

	TRUST ASSETS						TRUST LIABILITIES
	Level 3 Recurring Fair Value Measurements			NRV (1)			Level 3 Recurring Fair Value Measurements
	Investment securities available- for-sale	Securitized mortgage collateral	Derivative assets	Real estate owned	Total trust assets		Securitized mortgage borrowings	Derivative liabilities	Total trust liabilities		Net trust assets
Recorded book value at December 31, 2012	110	5,787,884	37	22,475	5,810,506		(5,777,456)	(17,200)	(5,794,656)		15,850
Total gains/(losses) included in earnings:
Interest income	11	15,412	—	—	15,423		—	—	—		15,423
Interest expense	—	—	—	—	—		(71,763)	—	(71,763)		(71,763)
Change in FV of net trust assets, excluding REO	73	234,462	—		234,535	(2)	(239,205)	(40)	(239,245	)(1)	(4,710)
Gains from REO - not at FV but at NRV	—	—	—	3,210	3,210	(2)	—	—	—		3,210
Total gains (losses) included in earnings	84	249,874	—	3,210	253,168		(310,968)	(40)	(311,008)		(57,840)
Transfers in and/or out of level 3	—	—	—	—	—		—	—	—		—
Purchases, issuances and settlements	(34)	(213,647)	—	(801)	(214,482)		268,964	1,816	270,780		56,298
Recorded book value at March 31, 2013	$160	$5,824,111	$37	$24,884	$5,849,192		$(5,819,460)	$(15,424)	$(5,834,884)		$14,308

(1)             Accounted for at net realizable value.

(2)             Represents non-interest income-net trust assets in the consolidated statements of operations for the three months ended March 31, 2013.

Inclusive of gains from REO, total trust assets above reflect a net gain of $237.7 million as a result of an increase in fair value of securitized mortgage collateral of $234.5 million, gains from REO of $3.2 million and increases from other trust assets of $73 thousand. Net losses on trust liabilities were $239.2 million as a result of $239.2 million in losses from the increase in fair value of securitized mortgage borrowings and losses from derivative liabilities of $40 thousand. As a result, non-interest income—net trust assets totaled a loss of $1.5 million for the three months ended March 31, 2013.

The table below reflects the net trust assets as a percentage of total trust assets (residual interests in securitizations):

	March 31,	December 31,
	2013	2012
Net trust assets	$14,308	$15,850
Total trust assets	5,849,192	5,810,506
Net trust assets as a percentage of total trust assets	0.24%	0.27%

For the three months ended March 31, 2013, the estimated fair value of the net trust assets declined as a percentage of total trust assets. The decrease was primarily due to the combination of both cash received from residual interests (net trust assets) and an increase in the fair value of total trust assets due to a decrease in investor yield requirements associated with improved market conditions and bond prices. During the first three months of 2013, based on the trend of improving bond prices and declining yields, we adjusted the acceptable range of expected yields for some of its earlier vintage securitizations resulting in an increase in fair value of total trust assets and trust liabilities. The decline in the percentage of net trust assets to total trust assets is due to residual cash flows received which reduces the value of net trust assets and an increase in fair value of securitized mortgage collateral.

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

The following tables present the estimated fair value of our residual interests, including investment securities available for sale, by securitization vintage year and other related assumptions used to derive these values at March 31, 2013 and December 31, 2012:

Origination		Estimated Fair Value of Residual Interests by Vintage Year at March 31, 2013			Estimated Fair Value of Residual Interests by Vintage Year at December 31, 2012
Year		SF	MF	Total	SF	MF	Total
2002-2003	(1)	$8,851	$3,055	$11,906	$11,680	$3,144	$14,824
2004		20	2,282	2,302	58	881	939
2005	(2)	—	100	100	—	87	87
2006	(2)	—	—	—	—	—	—
2007	(2)	—	—	—	—	—	—
Total		$8,871	$5,437	$14,308	$11,738	$4,112	$15,850

Weighted avg. prepayment rate		2.2%	8.3%	2.9%	1.9%	8.3%	2.6%
Weighted avg. discount rate		25.0%	20.2%	23.2%	25.0%	20.2%	23.8%

(1)         2002-2003 vintage year includes CMO 2007-A, since the majority of the mortgages collateralized in this securitization were originated during this period.

(2)         The estimated fair values of residual interests in vintage years 2005 through 2007 is reflective of higher estimated future losses and investor yield requirements compared to earlier vintage years.

We utilize a number of assumptions to value securitized mortgage collateral, securitized mortgage borrowings and residual interests. These assumptions include estimated collateral default rates and loss severities (credit losses), collateral prepayment rates, forward interest rates and investor yields (discount rates). We use the same collateral assumptions for securitized mortgage collateral and securitized mortgage borrowings as the collateral assumptions determine collateral cash flows which are used to pay interest and principal for securitized mortgage borrowings and excess spread, if any, to the residual interests. However, we use different investor yield (discount rate) assumptions for securitized mortgage collateral and securitized mortgage borrowings and the discount rate used for residual interests based on underlying collateral characteristics, vintage year, assumed risk and market participant assumptions. The table below reflects the estimated future credit losses and investor yield requirements for trust assets by product (SF and MF) and securitization vintage at March 31, 2013:

	Estimated Future Losses (1)			Investor Yield Requirement (2)
	SF	MF		SF	MF
2002-2003	10%	0	%(3)	5%	9%
2004	16%	1%		5%	6%
2005	30%	4%		5%	5%
2006	44%	10%		6%	5%
2007	43%	3%		6%	4%

(1)         Estimated future losses derived by dividing future projected losses by unpaid principal balances at March 31, 2013.

(2)         Investor yield requirements represent our estimate of the yield third-party market participants would require to price our trust assets and liabilities given our prepayment, credit loss and forward interest rate assumptions.

(3)         Represents less than 1%.

Despite the increase in housing prices from year-end through March 2013, housing prices are still at December 2003 levels which has significantly reduced or eliminated equity for loans originated after 2003. Future loss estimates are significantly higher for mortgage loans included in securitization vintages after 2004 which reflect severe home price deterioration and defaults experienced with mortgages originated during these periods.

Long-Term Mortgage Portfolio Credit Quality

We use the Mortgage Bankers Association (MBA) method to define delinquency as a contractually required payment being 30 or more days past due. We measure delinquencies from the date of the last payment due date in which a payment was received. Delinquencies for loans 60 days late or greater, foreclosures and delinquent bankruptcies were $1.9 billion or 22.6% of the long-term mortgage portfolio as of March 31, 2013.

The following table summarizes the unpaid principal balances of loans in our mortgage portfolio, included in securitized mortgage collateral, mortgage loans held-for-investment and mortgage loans held-for-sale for continuing and discontinued operations combined, that were 60 or more days delinquent (utilizing the MBA method) as of the periods indicated:

		Total		Total
	March 31,	Collateral	December 31,	Collateral
	2013	%	2012	%
Mortgage loans held-for-sale and investment
60 - 89 days delinquent	$—	*	$—	*
90 or more days delinquent	—	*	—	*
Foreclosures (1)	—	*	366	*
Total 60+ days delinquent mortgage loans held-for-sale and investment (2)	—	*	366	*

Securitized mortgage collateral
60 - 89 days delinquent	$161,804	1.9%	$180,260	2.1%
90 or more days delinquent	675,782	8.0%	649,800	7.4%
Foreclosures (1)	705,384	8.4%	790,293	9.0%
Delinquent bankruptcies (3)	363,046	4.3%	370,827	4.2%
Total 60+ days delinquent long-term mortgage portfolio	1,906,016	22.6%	1,991,180	22.8%
Total 60 or more days delinquent	$1,906,016	22.6%	$1,991,546	22.8%
Total collateral	$8,416,226	100%	$8,735,991	100%

*                 Less than 0.1%

(1)       Represents properties in the process of foreclosure.

(2)       Represents mortgage loans held-for-sale included in assets from discontinued operations on the consolidated balance sheets.

(3)       Represents bankruptcies that are 30 days or more delinquent.

The following table summarizes securitized mortgage collateral, mortgage loans held-for-investment, mortgage loans held-for-sale and real estate owned, that were non-performing for continuing and discontinued operations combined as of the dates indicated (excludes 60-89 days delinquent):

		Total		Total
	March 31,	Collateral	December 31,	Collateral
	2013	%	2012	%
90 or more days delinquent, foreclosures and delinquent bankruptcies	$1,744,212	20.7%	$1,811,286	20.7%
Real estate owned	24,894	0.3%	22,511	0.3%
Total non-performing assets	$1,769,106	21.0%	$1,833,797	21.0%

Non-performing assets consist of non-performing loans (mortgages that are 90 or more days delinquent, including loans in foreclosure and delinquent bankruptcies) plus REO. It is the Company’s policy to place a mortgage on non-accrual status when it becomes 90 days delinquent and to reverse from revenue any accrued interest, except for interest income on securitized mortgage collateral when the scheduled payment is received from the servicer. The servicers are required to advance principal and interest on loans within the securitization trusts to the extent the advances are considered recoverable. The servicer may recover such advances when the property is foreclosed and liquidated or if the loan is paid in full.  IFC, a subsidiary of IMH and master servicer, may be required to advance funds, or in most cases cause the loan servicers to advance funds, to cover principal and interest payments not received from borrowers depending on the status of their mortgages.  As of March 31, 2013, non-performing assets (unpaid principal balance of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) as a percentage of the total collateral was 21.0%.   At December 31, 2012, non-performing assets to total collateral was 21.0%.  Although non-performing assets decreased by approximately $64.7 million at March 31, 2013 as compared to December 31, 2012, the percentage of total collateral remained the same.   At March 31, 2013, the estimated fair value of non-performing assets (representing the fair value of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) was $583.7 million or 9.7% of total assets.  At December 31, 2012, the estimated fair value of non-performing assets was $578.0 million or 9.7% of total assets.

REO, which consists of residential real estate acquired in satisfaction of loans, is carried at the lower of cost or net realizable value less estimated selling costs. Adjustments to the loan carrying value required at the time of foreclosure are included in the change in the fair value of net trust assets. Changes in the Company’s estimates of net realizable value subsequent to the time of foreclosure and through the time of ultimate disposition are recorded as gains or losses from real estate owned in the consolidated statements of operations. REO, for continuing and discontinued operations, at March 31, 2013 increased $2.4 million or 10.6% from December 31, 2012, as a result of an increase in foreclosures and an increase in the NRV of REO, partially offset by liquidations of REO.

For the three months ended March 31, 2013 and 2012, we realized negligible losses on the sale of REO.   Additionally, for the three months ended March 31, 2013, we recorded an increase of the net realizable value of the REO in the amount of $3.2 million, compared to write-downs of $9.4 million for the comparable 2012 period. Increases and write-downs of the net realizable value reflect increases or declines in value of the REO subsequent to foreclosure date, but prior to the date of sale.

The following table presents the balances of REO for continuing operations:

	March 31,	December 31,
	2013	2012
REO	$29,930	$31,116
Impairment (1)	(5,036)	(8,605)
Ending balance	$24,894	$22,511

REO inside trusts	$24,884	$22,475
REO outside trusts	10	36
Total	$24,894	$22,511

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

Management recognizes that there are qualitative factors that must be taken into consideration when evaluating and measuring losses in the loan portfolios. These items include, but are not limited to, economic indicators that may affect the borrower’s ability to pay, changes in value of collateral, political factors, employment and market conditions, competitor’s performance, market perception, historical losses, and industry statistics. The assessment for losses is based on delinquency trends and prior loss experience and management’s judgment and assumptions regarding various matters, including general economic conditions and loan portfolio composition. Management continually evaluates these assumptions and various relevant factors affecting credit quality and inherent losses.

Results of Operations

For the Three Months Ended March 31, 2013 compared to the Three Months Ended March 31, 2012

	For the Three Months Ended March 31,
			Increase	%
	2013	2012	(Decrease)	Change
Interest income	$89,130	$142,728	$(53,598)	(38)%
Interest expense	88,686	141,738	(53,052)	(37)
Net interest income	444	990	(546)	(55)
Total non-interest income	22,934	10,458	12,476	119
Total non-interest expense	(24,265)	(14,704)	(9,561)	(65)
Income tax benefit (expense)	1,088	(30)	1,118	3,727
Net earnings (loss) from continuing operations	201	(3,286)	3,487	106
Loss from discontinued operations, net	(876)	(1,268)	392	31
Net loss	(675)	(4,554)	3,879	85
Net earnings attributable to noncontrolling interest (1)	(63)	(236)	173	73
Net loss attributable to IMH	$(738)	$(4,790)	$4,052	85

Loss per share available to common stockholders - basic and diluted	$(0.08)	$(0.61)	$0.53	86%

(1)         For the three months ended March 31, 2013 and 2012, net earnings attributable to noncontrolling interest represents the portion of the earnings of AmeriHome Mortgage Corporation (a subsidiary of IRES) that the Company does not wholly-own.

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

	For the Three Months Ended March 31,
	2013			2012
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Securitized mortgage collateral	5,805,998	88,277	6.08%	5,511,183	142,196	10.32%
Loans held-for-sale	97,662	831	3.40%	54,618	506	3.71%
Other	1,020	22	8.63%	4,144	26	2.51%
Total interest-earning assets	$5,904,680	$89,130	6.04%	$5,569,945	$142,728	10.25%

LIABILITIES
Securitized mortgage borrowings	$5,798,458	$86,532	5.97%	$5,517,206	$139,809	10.14%
Long-term debt	13,034	954	29.28%	11,862	912	30.75%
Note payable	2,833	207	29.23%	5,738	460	32.07%
Warehouse borrowings	93,484	993	4.25%	53,428	557	4.17%
Total interest-bearing liabilities	$5,907,809	$88,686	6.00%	$5,588,234	$141,738	10.15%

Net Interest Spread (1)		$444	0.04%		$990	0.10%
Net Interest Margin (2)			0.03%			0.07%

(1)       Net interest spread is calculated by subtracting the weighted average yield on interest-bearing liabilities from the weighted average yield on interest-earning assets.

(2)         Net interest margin is calculated by dividing net interest spread by total average interest-earning assets.

Net interest income spread decreased $546 thousand for the three months ended March 31, 2013 primarily attributable to a decrease in net interest spread on the long-term mortgage portfolio due to increases in pricing and the corresponding reduction in investor yield requirements between periods on securitized mortgage collateral and securitized mortgage borrowings as well as a decrease in the balance of the long-term mortgage portfolio, partially offset by a decrease in interest expense on the note payable. Additionally, the negative interest carry between the warehouse borrowings and loans held-for-sale is causing further reductions on the net interest spread. As a result, net interest margin decreased from 0.10% for the three months ended March 31, 2012 to 0.04% for the three months ended March 31, 2013.

During the three months ended March 31, 2013, the yield on interest-earning assets decreased to 6.04% from 10.25% in the comparable 2012 period. The yield on interest-bearing liabilities decreased to 6.00% for the three months ended March 31, 2013 from 10.15% for the comparable 2012 period. In connection with the fair value accounting for investment securities available-for-sale, securitized mortgage collateral and borrowings and long-term debt, interest income and interest expense is recognized using effective yields based on estimated fair values for these instruments. The decrease in yield for securitized mortgage collateral and securitized mortgage borrowings is primarily related to increased prices on mortgage-backed bonds which resulted in a decrease in yield. Bond prices received from pricing services and other market participants have increased over the past few quarters as investor’s demand for mortgage-backed securities has increased. This has resulted in an increase in fair value for both securitized mortgage collateral and securitized mortgage borrowings. These increases in fair value have decreased the effective yields used for purposes of recognizing interest income and interest expense on these instruments.

Non-Interest Income

Changes in Non-Interest Income

	For the Three Months Ended March 31,
			Increase	%
	2013	2012	(Decrease)	Change
Change in fair value of net trust assets, excluding REO	$(4,710)	$6,400	$(11,110)	(174)%
Gains (losses) from REO	3,210	(9,427)	12,637	134
Non-interest (loss) income - net trust assets	(1,500)	(3,027)	1,527	50
Mortgage lending gains and fees, net	19,476	9,272	10,204	110
Real estate services fees, net	4,428	4,645	(217)	(5)
Other	530	(432)	962	223
Total non-interest income	$22,934	$10,458	$12,476	119%

Non-interest income—net trust assets.  Since the consolidated and unconsolidated securitization trusts are nonrecourse to us, our economic risk is limited to the residual interests in these securitization trusts. To understand the economics on the residual interests in securitizations better, it is necessary to consider the net effect of changes in fair value of net trust assets and losses from REO. All estimated future losses are included in the estimate of the fair value of securitized mortgage collateral, REO and securitized mortgage borrowings. Losses on REO are reported separately in the consolidated statement of operations as REO is a nonfinancial asset which is the only component of trust assets and liabilities that is not recorded at fair value. Therefore, REO value at the time of sale or losses from further write- downs are recorded separately in our consolidated statement of operations. The net effect of changes in value related to the investment in all trust assets and liabilities is shown as non-interest income—net trust assets, which includes losses from REO. Non-interest income (loss) related to our net trust assets (residual interests in securitizations) was a loss of $1.5 million for the three months ended March 31, 2013, compared to a loss of $3.0 million in the comparable 2012 period. The individual components of the non-interest income (loss) from net trust assets are discussed below:

Change in fair value of net trust assets, excluding REO.  For the three months ended March 31, 2013, we recognized a $4.7 million loss from the change in fair value of net trust assets, excluding REO. The net loss recognized during the period was comprised of losses resulting from increases in the fair value of securitized mortgage borrowings and net derivative liabilities of $239.2 million and $40 thousand, respectively.  Partially offsetting these losses were gains resulting from the increase in fair value of securitized mortgage collateral and an increase in fair value of investment securities available-for-sale of $234.5 million and $73 thousand, respectively.

For the three months ended March 31, 2012, the Company recognized a $6.4 million gain from the change in fair value of net trust assets, excluding REO. The net gain recognized during the period was comprised of gains resulting from the increase in fair value of securitized mortgage collateral of $231.4 million.  Offsetting these gains were losses resulting from increases in the fair value of securitized mortgage borrowings and net derivative liabilities, and a decrease in fair value of investment securities available-for sale of $224.0 million, $561 thousand and $443 thousand, respectively.

Gains (losses) from REO.  Gains from REO were $3.2 million for the three months ended March 31, 2013. This gain was due to a $3.2 million increase in NRV during the period. The increase in NRV was attributable to lower expected loss severities on properties held during the period.

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

Mortgage lending gains and fees, net.  For the three months ended March 31, 2013, mortgage lending gains and fees, net were $19.5 million compared to $9.3 million in the comparable 2012 period. The $10.2 million increase in mortgage lending gains and fees, net was the result of $673.8 million and $633.3 million of loans originated and sold, respectively, during the three months ended March 31, 2013, as compared to $365.1 million and $355.7 million of loans originated and sold, respectively, during the same period in 2012.

Real estate services fees, net.  For the three months ended March 31, 2013, real estate services fees, net were $4.4 million compared to $4.6 million in the comparable 2012 period. The $217 thousand decrease was primarily the result of the decline in loans and the balance of the long-term mortgage portfolio.

Non-Interest Expense

	For the Three Months Ended March 31,
			Increase	%
	2013	2012	(Decrease)	Change
Personnel expense	$17,423	$10,485	$6,938	66%
General, administrative and other	6,842	4,219	2,623	62
Total non-interest expense	$24,265	$14,704	$9,561	65%

Total non-interest expense was $24.3 million for the three months ended March 31, 2013, compared to $14.7 million for the comparable period of 2012. The $9.6 million increase in non-interest expense was primarily attributable to an increase in personnel and related costs associated with the growth our mortgage lending platform. Total personnel grew to 610 employees at March 31, 2013 as compared to 388 employees at March 31, 2012.

General, administrative and other expenses increased to $6.8 million for the three months ended March 31, 2013, compared to $4.2 million for the same period in 2012.   The $2.6 million increase was primarily attributable to the growth of our mortgage lending platform along with a $700 thousand legal settlement expense within the mortgage lending operations as a result of a settlement agreement.

Income Taxes

The Company recorded income tax benefit (expense) of $1.1 million and ($30 thousand) for the three months ended March 31, 2013 and 2012, respectively. The $1.2 million income tax benefit for 2013 is the result of the inclusion of AmeriHome in the IMH federal and California consolidated tax returns as a result of the Company increasing its ownership in AmeriHome to 80% during the first quarter of 2013.  The tax benefit is from the use of net operating losses to offset AmeriHome’s deferred tax liabilities.  The $1.2 million income tax benefit was partially offset by $0.1 million state income taxes primarily from states where the Company does not have net operating loss carryforwards. The income tax expense for 2012 is the result of state income taxes primarily from states where the Company does not have net operating loss carryforwards.

As of December 31, 2012, the Company had estimated federal and California net operating loss (NOL) carryforwards of approximately $489.4 million and $419.0 million, respectively, of which approximately $286.2 million (federal) related to discontinued operations. The use of NOL carryforwards in California were suspended from 2008 through 2011.

Deferred taxes are provided for items whose financial and tax bases differ. A valuation allowance is provided against deferred tax assets when it is expected that it is more likely than not that deferred tax assets will not be fully realized. During the first quarter of 2013, management continues to carry a full valuation allowance with respect to its deferred tax assets.  The determination as to whether or not a deferred tax asset can be fully realized is subject to a significant degree of judgment, based at least partially upon a projection of future taxable income, which takes into consideration past and future trends in profitability, market conditions, and multiple other factors, none of which are predictable.

Due to the degree of judgment involved, actual realization of deferred tax assets could differ materially from management’s estimates.  Specifically, Management could determine in the future that the assets are realizable, materially increasing net income in one or many periods. Accordingly, management will continue to periodically reevaluate the necessity of such valuation allowance and, to the extent that conditions change in a manner that would make it more likely than not that the Company can realize its deferred tax assets, some or all of such valuation allowance could be reversed in future periods.

Results of Operations by Business Segment

The Company’s business segments include mortgage lending, real estate services and the long-term mortgage portfolio as follows:

Mortgage Lending

Condensed Statements of Operations Data

	For the Three Months Ended March 31,
			Increase	%
	2013	2012	(Decrease)	Change
Net interest expense	$(157)	$(67)	$(90)	(134)%

Mortgage lending gains and fees, net	19,476	9,272	10,204	110
Other non-interest income	112	31	81	261
Total non-interest income	19,588	9,303	10,285	111

Personnel expense	(14,673)	(7,302)	(7,371)	(101)
General, administrative and other	(4,087)	(1,707)	(2,380)	(139)
Net earnings before income taxes	$671	$227	$444	196%

For the three months ended March 31, 2013, mortgage lending gains and fees, net were $19.5 million compared to $9.3 million in the comparable 2012 period. The $10.2 million increase in mortgage lending gains and fees, net was the result of $673.8 million and $633.3 million of loans originated and sold, respectively, during the three months ended March 31, 2013, as compared to $365.1 million and $355.7 million of loans originated and sold, respectively, during the same period in 2012.

The $10.2 million increase in mortgage lending during the three months ended March 31, 2013 was primarily the result of an increase in the net gain on sale of loans primarily related to a $6.4 million increase in gains from sales of loans, net of origination costs, a $2.0 million increase in realized and unrealized gains from derivative instruments, a $1.0 million increase in the fair value of MSRs and a $980 thousand increase in servicing income, partially offset by a $100 thousand increase in provision for repurchases.

The $7.4 million increase in personnel expense was attributable to personnel and related costs primarily due to salaries and commissions associated with the growth of our mortgage lending platform. The number of mortgage lending employees grew to approximately 497 at March 31, 2013 as compared to approximately 275 at March 31, 2012.

The $2.4 million increase in general, administrative and other expense is primarily related to the growth of our mortgage lending platform and a $700 thousand legal settlement expense recorded during the first quarter of 2013.

Real Estate Services

	For the Three Months Ended March 31,
			Increase	%
	2013	2012	(Decrease)	Change
Net interest income	$6	$10	$(4)	(40)%

Real estate services fees, net	4,428	4,645	(217)	(5)
Total non-interest income	4,428	4,645	(217)	(5)

Personnel expense	(1,884)	(1,599)	(285)	(18)
General, administrative and other	(255)	(330)	75	23
Net earnings before income taxes	$2,295	$2,726	$(431)	(16)%

For the three months ended March 31, 2013, real estate services fees, net were $4.4 million compared to $4.6 million in the comparable 2012 period. The $217 thousand decrease in real estate services fees, net was the result of a decrease of $564 thousand in real estate services.  Partially offsetting this decrease was an increase of $192 thousand in loss mitigation fees and an increase of $155 thousand in real estate and recovery fees.

The increase in personnel expense was primarily attributable to an increase in employee related expense and commissions.

Long-term Mortgage Portfolio

	For the Three Months Ended March 31,
			Increase	%
	2013	2012	(Decrease)	Change
Net interest income	$595	$1,047	$(452)	(43)%

Change in fair value of net trust assets, excluding REO	(4,710)	6,400	(11,110)	(174)
Gains (losses) from real estate owned	3,210	(9,427)	12,637	134
Non-interest (loss) income- net trust assets	(1,500)	(3,027)	1,527	50
Other non-interest income (expense)	418	(463)	881	190
Total non-interest income	(1,082)	(3,490)	2,408	69

Personnel expense	(866)	(1,563)	697	45
General, administrative and other	(2,563)	(2,439)	(124)	(5)
Net loss before income taxes	$(3,916)	$(6,445)	$2,529	39%

Net interest income decreased $452 thousand for the three months ended March 31, 2013 primarily attributable to a decrease in net interest spread on the long-term mortgage portfolio due to increases in pricing and the corresponding reduction in investor yield requirements between periods on securitized mortgage collateral and securitized mortgage borrowings as well as a decrease in the balance of the long-term mortgage portfolio. Partially offsetting these reductions was a decrease in interest expense on the note payable for the three months ended March 31, 2013.

For the three months ended March 31, 2013, we recognized a $4.7 million loss from the change in fair value of net trust assets, excluding REO. The net loss recognized during the period was comprised of losses resulting from increases in the fair value of securitized mortgage borrowings and net derivative liabilities of $239.2 million and $40 thousand, respectively.  Partially offsetting these losses were gains resulting from the increase in fair value of securitized mortgage collateral and an increase in fair value of investment securities available-for-sale of $234.5 million and $73 thousand, respectively.  Gains from REO were $3.2 million for the three months ended March 31, 2013. This gain was due to a $3.2 million increase in NRV during the period. The increase in NRV was attributable to lower expected loss severities on properties held during the period.

Discontinued Operations

	For the Three Months Ended March 31,
			Increase	%
	2013	2012	(Decrease)	Change
Provision for repurchases	$(606)	$(503)	$(103)	(20)%
Other non-interest income	(1)	(1)	—	—
Total non-interest income	(607)	(504)	(103)	(20)

Non-interest expense	(269)	(764)	495	65
Net loss before income taxes	$(876)	$(1,268)	$392	31%

Provision for repurchases increased $103 thousand to a provision of $606 thousand for the three months ended March 31, 2013, compared to a provision of $503 thousand for the same period in 2012.  The $103 thousand increase is the result of increases in estimated repurchase losses during the three months ended March 31, 2013 related to additional repurchase claims received from Fannie Mae.  Additionally, during the three months ended March 31, 2013, we paid approximately $1.5 million to settle previous repurchase claims related to our previously discontinued operations.

Non-interest expense decreased $495 thousand between periods primarily due to a decrease in legal and professional expenses.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and estimable. In any case, there may be an exposure to losses in excess of any such amounts whether accrued or not. Any estimated loss is subject to significant judgment and is based upon currently available information, a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated loss will change from time to time, and actual results may vary significantly from the current estimate. Therefore, an estimate of possible loss represents what the Company believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company’s maximum loss exposure.  At March 31, 2013, the Company has a $3.4 million accrued liability recorded for such estimated loss exposure as explained below.

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

Updates to legal matters for the period ended March 31, 2013 are as follows:

On June 27, 2000, a purported class action was filed entitled Gilmor, et al. v. Preferred Credit Corp., et. al., alleging the originator of various second mortgage loans in Missouri and other assignees of the loans charged fees and costs in violation of Missouri’s Second Mortgage Loan Act, with the court eventually granting the plaintiffs’ motion for class certification.  On March 6, 2013, the court granted final approval of the Company’s settlement in the sum of $3.0 million.  As of April 2013, the Company has satisfied $2.5 million in payments due under the settlement agreement with the remaining payments to be made through July 2014.

On or about November 27, 2012, a demand for arbitration was filed entitled Mortgage Cadence, LLC v. Excel Mortgage Servicing, Inc., alleging the plaintiff provided a new loan origination system to Excel and seeking unpaid monthly payments of approximately $1.4 million and usage fees. In April 2013, an agreement was reached to settle the matter for $700,000.  The Company has satisfied $100,000 due under the settlement agreement, with the remaining payments to be made through April 2015.

We are a party to other litigation and claims which are normal in the course of our operations. While the results of such other litigation and claims cannot be predicted with certainty, we believe the final outcome of such matters will not have a material adverse effect on our financial condition or results of operations.

The Company believes that it has meritorious defenses to the outstanding litigation claims and intends to defend these claims vigorously and as such the Company believes the final outcome of such matters will not have a material adverse effect on its financial condition or results of operations. Nevertheless, litigation is uncertain and the Company may not prevail in the lawsuits and can express no opinion as to their ultimate resolution. An adverse judgment in any of these matters could have a material adverse effect on the Company’s financial position and results of operations.

Please refer to IMH’s report on Form 10-K for the year ended December 31, 2012 for a description of litigation and claims.

ITEM 1A:  RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2012, includes a detailed discussion of our risk factors.  Such risks have not changed during 2013.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, on December 20, 2012, the Company entered into a Settlement Agreement with Citigroup Global Market, Inc. (“Citigroup”) regarding a lawsuit initially filed by Citigroup on May 26, 2011 in the U.S. District Court of Central District of California.  Pursuant to the Settlement Agreement, the Company agreed to pay Citigroup an aggregate of $3.1 million within a 12 month period, which can be paid in shares of common stock or cash at the Company’s discretion, and the Company may be required to true-up proceeds from the sales of shares with the issuance of additional shares to Citigroup.  On January 24, 2013, the court approved the Settlement Agreement, which included the issuance of the shares of the Company’s common stock. Accordingly, pursuant to the terms of the Settlement Agreement, on January 30, 2013, the Company made an initial payment of approximately $1.1 million by issuing to Citigroup 84,942 shares of common stock. The issuance of the shares was made in reliance upon the exemption from registration under Section 3(a)(10) of the Securities Act of 1933, as amended.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:  MINE SAFETY DISCLOSURES

None.

ITEM 5:  OTHER INFORMATION

Amendments to Master Repurchase Agreements

On February 8, 2013, the Company entered into a Sixth Amendment to the Master Repurchase Agreement with Customers Bank increasing the maximum borrowing capacity from $47.5 million to $60 million.

On February 21, 2013, the Company entered into a second amendment to the Master Repurchase Agreement and Side Letter with Credit Suisse increasing the borrowing capacity from $65.0 million to $100.0 million as well as, among other things, amending certain financial covenants.

On March 28, 2013, the Company entered into a Fifth Amendment to the Master Repurchase Agreement with EverBank increasing the borrowing capacity from $50.0 million to $75.0 million as well as, among other things, extending the termination date to March 27, 2014 and amending certain financial covenants.

The information set forth above is included herewith for the purpose of providing the disclosure required under “Item 1.01- Entry into a Material Definitive Agreement” and “Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant” of Form 8-K.

Termination of Master Repurchase Agreement

On March 15, 2013, the Company terminated the Master Repurchase Agreement dated May 14, 2012 with the Bank of Internet, which was to expire by its terms on May 13, 2013

The information set forth above is included herewith for the purpose of providing the disclosure required under “Item 1.02- Termination of a Material Definitive Agreement” of Form 8-K.

ITEM 6: EXHIBITS

(a)	Exhibits:
10.1	Fifth Amendment dated October 26, 2012 to Master Repurchase Agreement with Customers Bank.
10.2	Sixth Amendment dated February 8, 2013 to Master Repurchase Agreement with Customers Bank.
10.3

Amendment No. 1 to Master Repurchase Agreement dated February 21, 2013 between Credit Suisse First Boston Mortgage Capital LLC, and Excel Mortgage Servicing, and Integrated Real Estate Service Corp and Impac Mortgage Holdings, Inc. as guarantors.

10.4

Amendment No. 1 to Pricing Side Letter dated November 19, 2012 between Credit Suisse First Boston Mortgage Capital LLC, and Excel Mortgage Servicing, and Integrated Real Estate Service Corp and Impac Mortgage Holdings, Inc. as guarantors.

10.5

Amendment No. 2 to Pricing Side Letter dated February 21, 2013 between Credit Suisse First Boston Mortgage Capital LLC, and Excel Mortgage Servicing, and Integrated Real Estate Service Corp and Impac Mortgage Holdings, Inc. as guarantors.

10.6	Fourth Amendment dated November 26, 2012 to Master Repurchase Agreement with Ever Bank.
10.7	Fifth Amendment dated March 28, 2013 to Master Repurchase Agreement with Ever Bank.
10.8	Extension Letter to Line of Credit Agreement dated April 1, 2013 with Wells Fargo Bank
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*

The following materials from Impac Mortgage Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Cash Flows, and (4) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

May 14, 2013