Form 10-Q
period 2013-06-30
IMPAC MORTGAGE HOLDINGS INC
filed 2013-08-12
CIK 1000298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

There were 8,765,398 shares of common stock outstanding as of August 7, 2013.

IMPAC MORTGAGE HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1.                                                CONSOLIDATED FINANCIAL STATEMENTS

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Cash and cash equivalents	$17,067	$12,711
Restricted cash	1,495	3,230
Mortgage loans held-for-sale	186,131	118,786
Mortgage servicing rights	22,056	10,703
Securitized mortgage trust assets	5,658,439	5,810,506
Assets of discontinued operations	56	52
Other assets	36,829	30,600
Total assets	$5,922,073	$5,986,588

LIABILITIES
Warehouse borrowings	$177,278	$107,604
Notes payable	80	3,451
Convertible notes	20,000	—
Long-term debt	14,399	12,731
Securitized mortgage trust liabilities	5,645,062	5,794,656
Liabilities of discontinued operations	12,156	18,808
Other liabilities	19,499	19,495
Total liabilities	5,888,474	5,956,745

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Series A junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none issued or outstanding	—	—
Series B 9.375% redeemable preferred stock, $0.01 par value; liquidation value $16,640; 2,000,000 shares authorized, 665,592 noncumulative shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	7	7
Series C 9.125% redeemable preferred stock, $0.01 par value; liquidation value $35,127; 5,500,000 shares authorized; 1,405,086 noncumulative shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	14	14
Common stock, $0.01 par value; 200,000,000 shares authorized; 8,763,943 and 8,474,017 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	87	85
Additional paid-in capital	1,082,176	1,079,083
Net accumulated deficit:
Cumulative dividends declared	(822,520)	(822,520)
Retained deficit	(227,229)	(227,709)
Net accumulated deficit	(1,049,749)	(1,050,229)
Total Impac Mortgage Holdings, Inc. stockholders’ equity	32,535	28,960
Noncontrolling interest	1,064	883
Total stockholders’ equity	33,599	29,843
Total liabilities and stockholders’ equity	$5,922,073	$5,986,588

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Revenues:
Gain on sale of loans, net	$19,906	$16,037	$36,598	$24,982
Servicing income, net	931	27	1,941	88
Real estate services fees, net	5,155	5,735	9,583	10,380
Other revenues	2,379	(20)	4,136	(95)
Total revenues	28,371	21,779	52,258	35,355
Expenses:
Personnel expense	18,171	12,286	34,999	22,750
General, administrative and other	6,617	4,567	13,460	8,806
Total expenses	24,788	16,853	48,459	31,556
Other income (expense):
Interest income	77,526	126,973	166,656	269,701
Interest expense	(77,733)	(126,386)	(166,419)	(268,124)
Change in fair value of long-term debt	(478)	774	(527)	682
Change in fair value of net trust assets, including trust REO gains (losses)	(607)	1,278	(2,106)	(1,749)
Total other (expense) income	(1,292)	2,639	(2,396)	510
Earnings from continuing operations before income taxes	2,291	7,565	1,403	4,309
Income tax expense (benefit) from continuing operations	32	5	(1,056)	35
Earnings from continuing operations	2,259	7,560	2,459	4,274
Loss from discontinued operations, net of tax	(968)	(3,113)	(1,843)	(4,381)
Net earnings (loss)	1,291	4,447	616	(107)
Net earnings attributable to noncontrolling interest	(73)	(235)	(136)	(471)
Net earnings (loss) attributable to common stockholders	$1,218	$4,212	$480	$(578)

Earnings (loss) per common share - basic:
Earnings from continuing operations attributable to IMH	$0.25	$0.94	$0.27	$0.49
Loss from discontinued operations	(0.11)	(0.40)	(0.21)	(0.56)
Net earnings (loss) per share available to common stockholders	$0.14	$0.54	$0.06	$(0.07)

Earnings (loss) per common share - diluted:
Earnings from continuing operations attributable to IMH	$0.24	$0.88	$0.27	$0.49
Loss from discontinued operations	(0.10)	(0.37)	(0.19)	(0.56)
Net earnings (loss) per share available to common stockholders	$0.14	$0.51	$0.08	$(0.07)

See accompanying notes to consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Six Months
	Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$616	$(107)
Change in fair value of mortgage servicing rights	(3,066)	375
Gain on sale of loans	(41,204)	(20,372)
Change in fair value of mortgage loans held-for-sale	5,671	(2,828)
Change in fair value of derivatives lending, net	(2,046)	(2,352)
Provision for repurchases	982	583
Origination of mortgage loans held-for-sale	(1,417,171)	(873,017)
Sale and principal reduction on mortgage loans held-for-sale	1,374,084	845,381
(Gains) losses from REO	(5,530)	13,339
Extinguishment of debt	—	423
Change in fair value of net trust assets, excluding REO	4,215	(17,879)
Change in fair value of long-term debt	527	(682)
Accretion of interest income and expense	112,219	136,826
Change in REO impairment reserve	2,042	(14,855)
Amortization of debt issunace costs and discount on note payable	7	89
Stock-based compensation	816	134
Net change in restricted cash	1,735	2,485
Net cash (used in) provided by operating activities of discontinued operations	(6,661)	1,992
Net change in other assets and liabilities	927	2,539
Net cash provided by operating activities	28,163	72,074

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in securitized mortgage collateral	386,089	309,546
Net change in mortgages held-for-investment	(17)	4
Purchase of premises and equipment	(368)	(64)
Net principal change on investment securities available-for-sale	46	117
Proceeds from the sale of real estate owned	29,346	51,235
Net cash provided by investing activities	415,096	360,838

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of warehouse borrowings	(1,283,441)	(815,677)
Borrowings under warehouse agreement	1,353,115	855,557
Repayment of line of credit	(5,500)	(8,250)
Borrowings under line of credit	5,500	8,250
Repayment of securitized mortgage borrowings	(524,813)	(473,770)
Issuance of Convertible Notes	20,000	—
Issuance of note payable	—	7,500
Principal payments on notes payable	(3,371)	(7,627)
Principal payments on capital lease	(282)	(193)
Capitalized debt issuance costs	(259)	—
Proceeds from exercise of stock options	143	16
Net cash used in financing activities	(438,908)	(434,194)

Net change in cash and cash equivalents	4,351	(1,282)
Cash and cash equivalents at beginning of year	12,755	7,665
Cash and cash equivalents at end of period - continuing operations	17,067	6,381
Cash and cash equivalents at end of period - discontinued operations	39	2
Cash and cash equivalents at end of period	$17,106	$6,383

NON-CASH TRANSACTIONS (Continuing and Discontinued Operations):
Transfer of securitized mortgage collateral to real estate owned	$21,689	$32,133
Common stock issued upon legal settlement	2,135	—
Acquisition of equipment purchased through capital leases	418	199
Increase in ownership of AmeriHome	46	677

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

Financial Statement Presentation

The accompanying unaudited consolidated financial statements of IMH and its subsidiaries (as defined above) have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These interim period condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the United States Securities and Exchange Commission (SEC).

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

Note 2.—Mortgage Loans Held-for-Sale

A summary of the unpaid principal balance of mortgage loans held-for-sale by type is presented below:

	June 30,	December 31,
	2013	2012
Government (1)	$74,985	$57,992
Conventional (2)	109,446	54,303
Jumbo	880	—
Fair value adjustment	820	6,491
Total mortgage loans held-for-sale	$186,131	$118,786

(1)         Includes all government-insured loans including FHA, VA and USDA.

(2)         Includes loans eligible for sale to Fannie Mae and Freddie Mac.

Gain on loans held-for-sale (LHFS) is comprised of the following for the three and six months ended June 30, 2013 and 2012:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Gain on sale of mortgage loans	$21,575	$21,177	$43,776	$38,623
Premium from servicing retained loan sales	6,412	3,182	11,275	5,636
Unrealized gains from derivative financial instruments	3,064	1,233	2,046	2,352
Realized gains (losses) from derivative financial instruments	8,492	(4,373)	10,637	(6,401)
Mark to market (loss) gain on LHFS	(5,536)	3,361	(5,671)	2,828
Direct origination expenses, net	(13,511)	(8,253)	(24,483)	(17,473)
Provision for repurchases	(590)	(290)	(982)	(583)
Total gain on sale of loans, net	$19,906	$16,037	$36,598	$24,982

Note 3.—Mortgage Servicing Rights

The Company retains mortgage servicing rights (MSRs) from its sales of certain mortgage loans.  MSRs are reported at fair value based on the income derived from the net positive cash flows associated with the servicing contracts. The Company receives servicing fees, less subservicing costs, on the unpaid principal balances (UPB) of the loans. The servicing fees are collected from the monthly payments made by the mortgagors or when the underlying real estate is foreclosed upon and liquidated. The Company may receive other remuneration from rights to various mortgagor-contracted fees such as late charges, collateral reconveyance charges, nonsufficient fund fees and the Company is generally entitled to retain the interest earned on funds held pending remittance (or float) related to its collection of mortgagor principal, interest, tax and insurance payments.

At June 30, 2013, the Company’s MSRs increased to $22.1 million on a mortgage servicing portfolio of $2.1 billion as compared to $10.7 million in MSRs on a mortgage servicing portfolio of $1.5 billion at December 31, 2012.  The mortgage servicing portfolio is comprised of the following:

	Outstanding Principal Balance
	June 30,	December 31,
	2013	2012
Government	$907,057	$655,566
Conventional	1,104,933	722,815
2010 Acquisition of AmeriHome (1)	98,177	113,687
Total loans serviced	$2,110,167	$1,492,068

(1)   Represents servicing portfolio acquired in the 2010 acquisition of AmeriHome and includes government and conventional loans originated by AmeriHome prior to the Company’s acquisition.

The table below illustrates hypothetical changes in fair value of MSRs, caused by assumed immediate changes to key assumptions that are used to determine fair value.

Mortgage Servicing Rights Sensitivity Analysis	June 30, 2013

Fair value of MSRs	$22,056

Prepayment Speed:
Decrease in fair value from 100 basis points (bps) adverse change	(846)
Decrease in fair value from 200 bps adverse change	(1,645)

Discount Rate:
Decrease in fair value from 100 bps adverse change	(754)
Decrease in fair value from 200 bps adverse change	(1,462)

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

Note 4.—Warehouse Borrowings

The Company, through its subsidiaries, enters into Master Repurchase Agreements with lenders providing warehouse facilities. The warehouse facilities are used to fund, and are secured by, residential mortgage loans that are held for sale.

At June 30, 2013, the Company was not in compliance with a covenant for one warehouse line; however the Company received a waiver.

The following table presents certain information on warehouse borrowings and related accrued interest for the periods indicated:

	Maximum
	Borrowing	Balance Outstanding At
	Capacity	June 30, 2013	December 31, 2012
Short-term borrowings:
Repurchase agreement 1 (1)	$75,000	$43,905	$31,600
Repurchase agreement 2 (2)	40,000	29,942	19,780
Repurchase agreement 3	75,000	39,510	16,554
Repurchase agreement 4	100,000	63,921	39,670
Total short-term borrowings	$290,000	$177,278	$107,604

(1)         In June 2013, the maximum borrowing capacity increased from $60.0 million to $75.0 million and the maturity was extended to June 2014.

(2)         In May 2013, the maximum borrowing capacity increased from $30.0 million to $40.0 million and the maturity was extended to July 2014.

Note 5.—Notes Payable

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

In April 2013, the Company fully satisfied the remaining scheduled payments on the note payable primarily using the $1.5 million related reserve balance and the residuals listed as collateral have been released to the Company.

Note 6.—Convertible Notes

On April 29, 2013, the Company entered into a Note Purchase Agreement with the purchasers named therein (Noteholders), whereby the Company issued $20.0 million in original aggregate principal amount of Convertible Promissory Notes Due 2018 (Convertible Notes). The Convertible Notes mature on or before April 30, 2018 and accrue interest at a rate of 7.5% per annum, to be paid quarterly.

Noteholders may convert all or a portion of the outstanding principal amount of the Convertible Notes into shares of the Company’s Common Stock (Conversion Shares) at a rate of $10.875 per share, subject to adjustment for stock splits and dividends (the Conversion Price). The Company has the right to convert the entire outstanding principal of the Convertible Notes into Conversion Shares at the Conversion Price if the market price per share of the Common Stock, as measured by the average volume-weighted closing stock price per share of the Common Stock on the NYSE MKT (or any other U.S. national securities exchange then serving as the principal such exchange on which the shares of Common Stock are listed), reaches the level of $16.31, for any twenty (20) trading days in any period of thirty (30) consecutive trading days after the Closing Date. Upon conversion of the Convertible Notes by the Company, the entire amount of accrued and unpaid interest (and all other amounts owing) under the Convertible Notes are immediately due and payable. Furthermore, if the conversion of the Convertible Notes by the Company occurs prior to the third anniversary of the Closing Date, then the entire amount of interest under the Convertible Notes through the third anniversary is immediately due and payable. To the extent the Company pays any cash dividends on its shares of common stock prior to conversion of the Convertible Notes, upon conversion of the Convertible Notes, the Noteholders will also receive such dividends on an as-converted basis of the Convertible Notes less the amount of interest paid by the Company prior to such dividend.

Unless an event of default has occurred and is continuing, each purchaser of the Convertible Notes agrees, for the three years after the Closing Date, to vote all Conversion Shares for each of the Company’s nominees for election to the Company’s board of directors and not to nominate any other candidate for election to the board of directors at any time within such three year period.

In conjunction with the issuance of the Convertible Notes, the Company incurred $0.3 million in debt issuance costs related to legal fees. The Company accounts for direct costs related to the issuance of debt in accordance with ASC Topic 470, Debt.  The deferred debt issuance costs are amortized to interest expense over the term of the Note Purchase Agreement using the effective interest method.

Note 7.—Line of Credit Agreement

In June 2013, the Company, through its subsidiaries, amended the $4.0 million working capital line of credit agreement with a national bank at an interest rate of one-month LIBOR plus 3.50% extending the expiration to June 2014.  Under the terms of the agreement the Company and its subsidiaries are required to maintain various financial and other covenants.  There was no outstanding balance on the working capital line of credit as of June 30, 2013.  At June 30, 2013, the Company was in compliance with all covenants.

Note 8.—Securitized Mortgage Trusts

Trust Assets

Trust assets are comprised of the following at June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
Investment securities available-for-sale	$110	$110
Securitized mortgage collateral	5,639,986	5,787,884
Derivative assets	37	37
Real estate owned	18,306	22,475
Total trust assets	$5,658,439	$5,810,506

Trust Liabilities

Trust liabilities are comprised of the following at June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
Securitized mortgage borrowings	$5,631,749	$5,777,456
Derivative liabilities	13,313	17,200
Total trust liabilities	$5,645,062	$5,794,656

Change in fair value of net trust assets, including trust REO gains (losses)

Changes in fair value of net trust assets, including trust REO gains (losses) are comprised of the following for the three and six months ended June 30, 2013 and 2012:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Change in fair value of net trust assets, excluding REO	$(2,953)	$5,160	$(7,662)	$11,560
Gains (losses) from REO	2,346	(3,882)	5,556	(13,309)
Change in fair value of net trust assets, including trust REO gains (losses)	$(607)	$1,278	$(2,106)	$(1,749)

Note 9.—Fair Value of Financial Instruments

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

The following table presents the estimated fair value of financial instruments included in the consolidated financial statements as of the dates indicated:

	June 30, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$17,067	$17,067	$12,711	$12,711
Restricted cash	1,495	1,495	3,230	3,230
Mortgage loans held-for-sale	186,131	186,131	118,786	118,786
Mortgage servicing rights	22,056	22,056	10,703	10,703
Derivative assets, lending	7,450	7,450	3,970	3,970
Investment securities available-for-sale	110	110	110	110
Securitized mortgage collateral	5,639,986	5,639,986	5,787,884	5,787,884
Derivative assets, securitized trusts	37	37	37	37
Call option	479	479	368	368

Liabilities
Warehouse borrowings	$177,278	$177,278	$107,569	$107,569
Notes payable	80	80	3,451	3,678
Convertible notes	20,000	20,000	—	—
Long-term debt	14,399	14,399	12,731	12,731
Securitized mortgage borrowings	5,631,749	5,631,749	5,777,456	5,777,456
Derivative liabilities, securitized trusts	13,313	13,313	17,200	17,200
Derivative liabilities, lending	1,615	1,615	181	181
Put option	—	—	1	1

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

Refer to Recurring Fair Value Measurements below for a description of the valuation methods used to determine the fair value of investment securities available-for-sale, securitized mortgage collateral and borrowings, derivative assets and liabilities, long-term debt, mortgage servicing rights, mortgage loans held-for-sale, and call and put options.

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

Convertible notes are recorded at amortized cost.  The estimated fair value is determined using a discounted cash flow model using estimated market rates.

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

As a result of the lack of observable market data resulting from inactive markets, the Company has classified its investment securities available-for-sale, securitized mortgage collateral and borrowings, net derivative liabilities — securitized trusts, long-term debt, mortgage servicing rights, and call and put options as Level 3 fair value measurements. Level 3 assets and liabilities were 97% and 99% and 98% and 99%, respectively, of total assets and total liabilities measured at estimated fair value at June 30, 2013 and December 31, 2012.

Recurring Fair Value Measurements

The Company assesses the financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by ASC Topic 810. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the beginning of the reporting period. There were no material transfers between our Level 1 and Level 2 classified instruments during the three and six months ended June 30, 2013.

The following tables present the Company’s assets and liabilities that are measured at estimated fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option at June 30, 2013 and December 31, 2012, based on the fair value hierarchy:

	Recurring Fair Value Measurements
	June 30, 2013			December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investment securities available-for-sale	$—	$—	$110	$—	$—	$110
Mortgage loans held-for-sale	—	186,131	—	—	118,786	—
Derivative assets, lending (1)	—	5,535	1,915	—	—	3,970
Mortgage servicing rights	—	—	22,056	—	—	10,703
Call option (2)	—	—	479	—	—	368
Securitized mortgage collateral	—	—	5,639,986	—	—	5,787,884
Total assets at fair value	$—	$191,666	$5,664,546	$—	$118,786	$5,803,035

Liabilities
Securitized mortgage borrowings	$—	$—	$5,631,749	$—	$—	$5,777,456
Derivative liabilities, net, securitized trusts (3)	—	—	13,276	—	—	17,163
Long-term debt	—	—	14,399	—	—	12,731
Derivative liabilities, lending (4)	—	—	1,615	—	181	—
Put option (5)	—	—	—	—	—	1
Total liabilities at fair value	$—	$—	$5,661,039	$—	$181	$5,807,351

(1)         Level 3 derivative assets, lending, represents interest rate lock commitments (IRLCs) and level 2 derivative assets, lending, represents hedging instruments associated with the Company’s mortgage lending operations, and both are included in other assets in the accompanying consolidated balance sheets.

(2)         Included in other assets in the accompanying consolidated balance sheets.

(3)         At June 30, 2013, derivative liabilities, net—securitized trusts, included $37 thousand in derivative assets and $13.3 million in derivative liabilities, included within trust assets and trust liabilities, respectively. At December 31, 2012, derivative liabilities, net—securitized trusts, included $37 thousand in derivative assets and $17.2 million in derivative liabilities, included within trust assets and trust liabilities, respectively.

(4)         Level 3 derivative liabilities, lending, represents IRLCs and level 2 derivative liabilities, lending, represents hedging instruments associated with the Company’s mortgage lending operations and are included in other liabilities in the accompanying consolidated balance sheets.

(5)         Included in other liabilities in the accompanying consolidated balance sheets.

The following tables present reconciliation for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2013 and 2012:

	Level 3 Recurring Fair Value Measurements
	For the three months ended June 30, 2013
	Investment securities available- for-sale	Securitized mortgage collateral	Securitized mortgage borrowings	Derivative liabilities, net, securitized trusts	Mortgage servicing rights	Interest rate lock commitments, net	Call option	Put option	Long-term debt
Fair value, March 31, 2013	$160	$5,824,111	$(5,819,460)	$(15,387)	$15,599	$3,579	$479	$—	$(13,336)
Total gains (losses) included in earnings:
Interest income (1)	8	5,740	—	—	—	—	—	—	—
Interest expense (1)	—	—	(60,486)	—	—	—	—	—	(585)
Change in fair value	(47)	4,266	(7,594)	422	1,849	(3,279)	—	—	(478)
Total (losses) gains included in earnings	(39)	10,006	(68,080)	422	1,849	(3,279)	—	—	(1,063)
Transfers in and/or out of Level 3	—	—	—	—	—	—	—	—	—
Purchases, issuances and settlements
Purchases	—	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	6,412	—	—	—	—
Settlements	(11)	(194,131)	255,791	1,689	(1,804)	—	—	—	—
Fair value, June 30, 2013	$110	$5,639,986	$(5,631,749)	$(13,276)	$22,056	$300	$479	$—	$(14,399)
Unrealized gains (losses) still held (2)	$64	$(2,251,607)	$4,381,060	$(12,629)	$22,056	$300	$479	$—	$56,364

(1)             Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. The net interest income, including cash received and paid, was $1.3 million for the three months ended June 30, 2013. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations is primarily from contractual interest on the securitized mortgage collateral and borrowings.

(2)             Represents the amount of unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held and reflected in the fair values at June 30, 2013.

	Level 3 Recurring Fair Value Measurements
	For the three months ended June 30, 2012
	Investment securities available- for-sale	Securitized mortgage collateral	Securitized mortgage borrowings	Derivative liabilities, net, securitized trusts	Mortgage servicing rights	Interest rate lock commitments, net	Call option	Put option	Long-term debt
Fair value, March 31, 2012	$189	$5,573,365	$(5,579,512)	$(21,647)	$4,807	$1,556	$280	$—	$(12,163)
Total gains (losses) included in earnings:
Interest income (1)	10	39,900	—	—	—	—	—	—	—
Interest expense (1)	—	—	(106,619)	—	—	—	—	—	(563)
Change in fair value	(11)	(79)	6,559	(1,309)	(632)	2,904	(207)	(9)	774
Total gains (losses) included in earnings	(1)	39,821	(100,060)	(1,309)	(632)	2,904	(207)	(9)	211
Transfers in and/or out of Level 3	—	—	—	—	—		—	—	—
Purchases, issuances and settlements
Purchases	—	—	—	—			—	—	—
Issuances	—	—	—	—	3,182	—	—	—	—
Settlements	(48)	(182,743)	253,530	2,554	(267)	—	—	—	—
Fair value, June 30, 2012	$140	$5,430,443	$(5,426,042)	$(20,402)	$7,090	$4,460	$73	$(9)	$(11,952)
Unrealized gains (losses) still held (2)	$44	$(3,567,906)	$5,594,432	$(19,640)	$7,090	$4,460	$73	$(9)	$58,811

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

	Level 3 Recurring Fair Value Measurements
	For the six months ended June 30, 2013
	Investment securities available- for-sale	Securitized mortgage collateral	Securitized mortgage borrowings	Derivative liabilities, net, securitized trusts	Mortgage servicing rights	Interest rate lock commitments, net	Call option	Put option	Long-term debt
Fair value, December 31, 2012	$110	$5,787,884	$(5,777,456)	$(17,163)	$10,703	$3,970	$368	$(1)	$(12,731)
Total gains (losses) included in earnings:
Interest income (1)	19	21,152	—	—	—	—	—	—	—
Interest expense (1)	—	—	(132,249)		—	—	—	—	(1,141)
Change in fair value	27	238,728	(246,799)	382	3,066	(3,670)	111	1	(527)
Total (losses) gains included in earnings	46	259,880	(379,048)	382	3,066	(3,670)	111	1	(1,668)
Transfers in and/or out of Level 3	—	—	—	—					—
Purchases, issuances and settlements
Purchases	—	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	11,275	—	—	—	—
Settlements	(46)	(407,778)	524,755	3,505	(2,988)	—	—	—	—
Fair value, June 30, 2013	$110	$5,639,986	$(5,631,749)	$(13,276)	$22,056	$300	$479	$—	$(14,399)

(1)             Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. The net interest income, including cash received and paid, was $3.1 million for the six months ended June 30, 2013.  The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations is primarily from contractual interest on the securitized mortgage collateral and borrowings.

	Level 3 Recurring Fair Value Measurements
	For the six months ended June 30, 2012
	Investment securities available- for-sale	Securitized mortgage collateral	Securitized mortgage borrowings	Derivative liabilities, net, securitized trusts	Mortgage servicing rights	Interest rate lock commitments, net	Call option	Put option	Long-term debt
Fair value, December 31, 2011	$688	$5,449,001	$(5,454,901)	$(24,749)	$4,141	$1,179	$253	$—	$(11,561)
Total gains (losses) included in earnings:
Interest income (1)	23	91,840	—	—	—	—	—	—	—
Interest expense (1)	—	—	(227,616)	—	—	—	—	—	(1,073)
Change in fair value	(454)	231,282	(217,397)	(1,871)	(375)	3,281	(180)	(9)	682
Total (losses) gains included in earnings	(431)	323,122	(445,013)	(1,871)	(375)	3,281	(180)	(9)	(391)
Transfers in and/or out of Level 3	—	—	—	—	—		—	—	—
Purchases, issuances and settlements
Purchases	—	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	5,636	—	—	—	—
Settlements	(117)	(341,680)	473,872	6,218	(2,312)	—	—	—	—
Fair value, June 30, 2012	$140	$5,430,443	$(5,426,042)	$(20,402)	$7,090	$4,460	$73	$(9)	$(11,952)

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

The following table presents quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring and non-recurring basis at June 30, 2013:

Financial Instrument	Estimated Fair Value	Valuation Technique	Unobservable Input	Range of Inputs
Assets and liabilities backed by real estate
Investment securities available-for-sale,	$110	DCF	Discount rates	3.9 - 30.0%
Securitized mortgage collateral, and	5,639,986		Prepayment rates	0.6 - 24.7%
Securitized mortgage borrowings	(5,631,749)		Default rates	0.6 - 20.2%
			Loss severities	12.9 - 59.3%
Other assets and liabilities
Mortgage servicing rights	$22,056	DCF	Discount rate	10.0 - 15.8%
			Prepayment rates	5.9 - 21.2%
Derivative liabilities, net, securitized trusts	(13,276)	DCF	1M forward LIBOR	0.2 - 4.2%
Interest rate lock commitments, net	300	Market pricing	Pull -through rate	46.0 - 99.0%
Long-term debt	(14,399)	DCF	Discount rate	25.0%
Lease liability	(1,841)	DCF	Discount rate	12.0%

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

The following tables present the changes in recurring fair value measurements included in net earnings (loss) for the three and six months ended June 30, 2013 and 2012:

	Recurring Fair Value Measurements
	Change in Fair Value Included in Net Earnings
	For the three months ended June 30, 2013
	Interest	Interest	Change in Fair Value of		Other	Gain on sale
	Income (1)	Expense (1)	Net Trust Assets	Long-term Debt	Revenue	of loans, net	Total
Investment securities available-for-sale	$8	$—	$(47)	$—	$—	$—	$(39)
Securitized mortgage collateral	5,740	—	4,266	—	—	—	10,006
Securitized mortgage borrowings	—	(60,486)	(7,594)	—	—	—	(68,080)
Mortgage servicing rights	—	—	—	—	1,849	—	1,849
Call option	—	—	—	—	—	—	—
Put option	—	—	—	—	—	—	—
Derivative liabilities, net	—	—	422 (2)	—	—	—	422
Long-term debt	—	(585)	—	(478)	—	—	(1,063)
Mortgage loans held-for-sale	—	—	—	—	—	(5,536)	(5,536)
Derivative assets - IRLCs	—	—	—	—	—	(3,279)	(3,279)
Derivative liabilities - Hedging Instruments	—	—	—	—	—	6,343	6,343
Total	$5,748	$(61,071)	$(2,953)	$(478)	$1,849	$(2,472)	$(59,377)

(1)         Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.

(2)         Included in this amount is $2.1 million in change in the fair value of derivative instruments, offset by $1.7 million in cash payments from the securitization trusts for the three months ended June 30, 2013.

	Recurring Fair Value Measurements
	Change in Fair Value Included in Net Earnings
	For the three months ended June 30, 2012
	Interest	Interest	Change in Fair Value of			Other	Gain on sale
	Income (1)	Expense (1)	Net Trust Assets		Long-term Debt	Revenue	of loans, net	Total
Investment securities available-for-sale	$10	$—	$(11)		$—	$—	$—	$(1)
Securitized mortgage collateral	39,900	—	(79)		—	—	—	39,821
Securitized mortgage borrowings	—	(106,619)	6,559		—	—	—	(100,060)
Mortgage servicing rights	—	—	—		—	(632)	—	(632)
Call option	—	—	—		—	(207)	—	(207)
Put option	—	—	—		—	(9)	—	(9)
Derivative liabilities, net	—	—	(1,309	)(2)	—	—	—	(1,309)
Long-term debt	—	(563)	—		774	—	—	211
Mortgage loans held-for-sale	—	—	—		—	—	3,361	3,361
Derivative assets - IRLCs	—	—	—		—	—	2,904	2,904
Derivative liabilities - Hedging Instruments	—	—	—		—	—	(1,671)	(1,671)
Total	$39,910	$(107,182)	$5,160		$774	$(848)	$4,594	$(57,592)

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

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Earnings
	For the six months ended June 30, 2013
	Interest	Interest	Change in Fair Value of			Other	Gain on sale
	Income (1)	Expense (1)	Net Trust Assets		Long-term Debt	Revenue	of loans, net	Total
Investment securities available-for-sale	$19	$—	$27		$—	$—	$—	$46
Securitized mortgage collateral	21,152	—	238,728		—	—	—	259,880
Securitized mortgage borrowings	—	(132,249)	(246,799)		—	—	—	(379,048)
Mortgage servicing rights	—	—	—		—	3,066	—	3,066
Call option	—	—	—		—	111	—	111
Put option	—	—	—		—	1	—	1
Derivative liabilities, net	—	—	382	(2)	—	—	—	382
Long-term debt	—	(1,141)	—		(527)	—	—	(1,668)
Mortgage loans held-for-sale	—	—	—		—	—	(5,671)	(5,671)
Derivative assets - IRLCs	—	—	—		—	—	(3,670)	(3,670)
Derivative liabilities - Hedging Instruments	—	—	—		—	—	5,716	5,716
Total	$21,171	$(133,390)	$(7,662	)(3)	$(527)	$3,178	$(3,625)	$(120,855)

(1)         Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.

(2)         Included in this amount is $3.8 million in changes in the fair value of derivative instruments, offset by $3.5 million in cash payments from the securitization trusts for the six months ended June 30, 2013.

(3)         For the six months ended June 30, 2013, change in the fair value of net trust assets, excluding REO was $(7.7) million.  Excluded from the $4.2 million change in fair value of net trust assets, excluding REO, in the accompanying consolidated statement of cash flows is $3.5 million in cash payments from the securitization trusts related to the Company’s net derivative liabilities.

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Loss
	For the six months ended June 30, 2012
	Interest	Interest	Change in Fair Value of			Other	Gain on sale
	Income (1)	Expense (1)	Net Trust Assets		Long-term Debt	Revenue	of loans, net	Total
Investment securities available-for-sale	$23	$—	$(454)		$—	$—	$—	$(431)
Securitized mortgage collateral	91,840	—	231,282		—	—	—	323,122
Securitized mortgage borrowings	—	(227,616)	(217,397)		—	—	—	(445,013)
Mortgage servicing rights	—	—	—		—	(375)	—	(375)
Call option	—	—	—		—	(180)	—	(180)
Put option	—	—	—		—	(9)	—	(9)
Derivative liabilities, net	—	—	(1,871	)(2)	—	—	—	(1,871)
Long-term debt	—	(1,073)	—		682	—	—	(391)
Mortgage loans held-for-sale	—	—	—		—	—	2,828	2,828
Derivative assets - IRLCs	—	—	—		—	—	3,281	3,281
Derivative liabilities - Hedging Instruments	—	—	—		—	—	(929)	(929)
Total	$91,863	$(228,689)	$11,560	(3)	$682	$(564)	$5,180	$(119,968)

(1)         Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.

(2)         Included in this amount is $4.4 million in changes in the fair value of derivative instruments, offset by $6.3 million in cash payments from the securitization trusts for the six months ended June 30, 2012.

(3)         For the six months ended June 30, 2012, change in the fair value of net trust assets, excluding REO was $11.6 million.  Excluded from the $17.9 million change in fair value of net trust assets, excluding REO, in the accompanying consolidated statement of cash flows is $6.3 million in cash payments from the securitization trusts related to the Company’s net derivative liabilities.

The following is a description of the measurement techniques for items recorded at estimated fair value on a recurring basis.

Investment securities available-for-sale—Investment securities available-for-sale are carried at fair value. The investment securities consist primarily of non-investment grade mortgage-backed securities. The fair value of the investment securities is measured based upon the Company’s expectation of inputs that other market participants would use. Such assumptions include judgments about the underlying collateral, prepayment speeds, future credit losses, forward interest rates and certain other factors. Given the lack of observable market data as of June 30, 2013 and December 31, 2012 relating to these securities, the estimated fair value of the investment securities available-for-sale was measured using significant internal expectations of market participants’ assumptions. Investment securities available-for-sale is considered a Level 3 measurement at June 30, 2013.

Mortgage servicing rights—The Company elected to carry its entire mortgage servicing rights arising from its mortgage loan origination operation at estimated fair value. The fair value of mortgage servicing rights is based upon market prices for similar instruments and a discounted cash flow model. The valuation model incorporates assumptions that market participants would use in estimating the fair value of servicing. These assumptions include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, prepayment and late fees, among other considerations. Mortgage servicing rights are considered a Level 3 measurement at June 30, 2013.

Mortgage loans held-for-sale—The Company elected to carry its mortgage loans held-for-sale originated or acquired at estimated fair value. Fair value is based on quoted market prices, where available, prices for other traded mortgage loans with similar characteristics, and purchase commitments and bid information received from market participants. Given the meaningful level of secondary market activity for mortgage loans, active pricing is available for similar assets and accordingly, the Company classifies its mortgage loans held-for-sale as a Level 2 measurement at June 30, 2013.

Call option—As part of the initial acquisition of AmeriHome, the purchase agreement included a call option to purchase an additional 39% of AmeriHome. In June 2012 and January 2013, the Company and the noncontrolling interest holder entered into agreements to transfer an additional 27.5% and 1.5% ownership, respectively, of AmeriHome to the Company in exchange for the settlement of balances owed from the noncontrolling interest holder related to the Company for capital contributions made by the Company to AmeriHome and indemnification provisions included in the purchase agreement. As of June 30, 2013, the Company owns 80.0% of AmeriHome, and accordingly retains an option to purchase an additional 10.0% of AmeriHome. The estimated fair value is based on a model incorporating various assumptions including expected future book value of AmeriHome, the probability of the option being exercised, volatility, expected term and certain other factors. The call option is considered a Level 3 measurement at June 30, 2013.

Put option—As part of the initial acquisition of AmeriHome, the purchase agreement included a put option which allows the noncontrolling interest holder to sell his then remaining 49% of AmeriHome to the Company in the event the Company does not exercise the call option discussed above. In June 2012 and January 2013, the Company and the noncontrolling interest holder entered into agreements to transfer an additional 27.5% and 1.5% ownership, respectively, of AmeriHome to the Company in exchange for the settlement of balances owed from the noncontrolling interest holder related to capital contributions made by the Company to AmeriHome and indemnification provisions included in the purchase agreement. As of June 30, 2013, the noncontrolling interest holder owns 20.0% of AmeriHome, and accordingly retains an option to sell the 20.0% interest to the Company (see Note 15-Subsequent Events). The estimated fair value is based on a model incorporating various assumptions including expected future book value of AmeriHome, the probability of the option being exercised, volatility, expected term and certain other factors. The put option is considered a Level 3 measurement at June 30, 2013.

Securitized mortgage collateral—The Company elected to carry all of its securitized mortgage collateral at fair value. These assets consist primarily of non-conforming mortgage loans securitized between 2002 and 2007. Fair value measurements are based on the Company’s internal models used to compute the net present value of future expected cash flows with observable market participant assumptions, where available. The Company’s assumptions include its expectations of inputs that other market participants would use in pricing these assets. These assumptions include judgments about the underlying collateral, prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of June 30, 2013, securitized mortgage collateral had an unpaid principal balance of $7.9 billion, compared to an estimated fair value on the Company’s balance sheet of $5.6 billion. The aggregate unpaid principal balance exceeds the fair value by $2.3 billion at June 30, 2013. As of June 30, 2013, the unpaid principal balance of loans 90 days or more past due was $1.4 billion compared to an estimated fair value of $0.5 billion. The aggregate unpaid principal balances of loans 90 days or more past due exceed the fair value by $0.9 billion at June 30, 2013. Securitized mortgage collateral is considered a Level 3 measurement at June 30, 2013.

Securitized mortgage borrowings—The Company elected to carry all of its securitized mortgage borrowings at fair value. These borrowings consist of individual tranches of bonds issued by securitization trusts and are primarily backed by non-conforming mortgage loans. Fair value measurements include the Company’s judgments about the underlying collateral and assumptions such as prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of June 30, 2013, securitized mortgage borrowings had an outstanding principal balance of $7.9 billion, net of $2.1 billion in bond losses, compared to an estimated fair value of $5.6 billion. The aggregate outstanding principal balance exceeds the fair value by $2.3 billion at June 30, 2013. Securitized mortgage borrowings is considered a Level 3 measurement at June 30, 2013.

Long-term debt—The Company elected to carry all of its long-term debt (consisting of trust preferred securities and junior subordinated notes) at fair value. These securities are measured based upon an analysis prepared by management, which considered the Company’s own credit risk, including settlements with trust preferred debt holders and discounted cash flow analysis. As of June 30, 2013, long-term debt had an unpaid principal balance of $70.5 million compared to an estimated fair value of $14.4 million. The aggregate unpaid principal balance exceeds the fair value by $56.1 million at June 30, 2013. The long-term debt is considered a Level 3 measurement at June 30, 2013.

Derivative assets and liabilities, Securitized trusts—For non-exchange traded contracts, fair value is based on the amounts that would be required to settle the positions with the related counterparties as of the valuation date. Valuations of derivative assets and liabilities are based on observable market inputs, if available. To the extent observable market inputs are not available, fair values measurements include the Company’s judgments about future cash flows, forward interest rates and certain other factors, including counterparty risk. Additionally, these values also take into account the Company’s own credit standing, to the extent applicable; thus, the valuation of the derivative instrument includes the estimated value of the net credit differential between the counterparties to the derivative contract. As of June 30, 2013, the notional balance of derivative assets and liabilities, securitized trusts was $692.6 million. These derivatives are included in the consolidated securitization trusts, which are nonrecourse to the Company, and thus the economic risk from these derivatives is limited to the Company’s residual interests in the securitization trusts. Derivative assets and liabilities, securitized trusts are considered a Level 3 measurement at June 30, 2013.

Derivative assets and liabilities, Lending—The Company’s derivative assets and liabilities are carried at fair value as required by GAAP and are accounted for as free standing derivatives. IRLCs and hedging instruments can be either assets or liabilities depending on interest rate fluctuations subsequent to entering into the commitments.  IRLCs are entered into with prospective residential mortgage borrowers whereby the interest rate on the loan is determined prior to funding and the borrowers have locked in that interest rate. These commitments are determined to be derivative instruments in accordance with GAAP. Hedging instruments (typically TBA MBS) are used to hedge the fair value changes associated with changes in interest rates relating to its mortgage lending operations. The Company hedges the period from the interest rate lock (assuming a fall-out factor) to the date the loan is committed for sale. The estimated fair value of IRLCs are based on underlying loan types with similar characteristics using the TBA MBS market, which is actively quoted and easily validated through external sources. The data inputs used in this valuation include, but are not limited to, loan type, underlying loan amount, note rate, loan program, and expected sale date of the loan, adjusted for current market conditions. These valuations are adjusted at the loan level to consider the servicing release premium and loan pricing adjustments specific to each loan. For all IRLCs, the base value is then adjusted for the anticipated Pull-through Rate. The anticipated Pull-through Rate is an unobservable input based on historical experience, which results in classification of IRLCs as a Level 3 measurement at June 30, 2013.

The fair value of the hedging instruments is based on the actively quoted TBA MBS market using observable inputs related to characteristics of the underlying MBS stratified by product, coupon and settlement date. Therefore, the hedging instruments are classified as a Level 2 measurement at June 30, 2013.

The following table includes information for the derivative assets and liabilities, lending for the periods presented:

			Total Gains (Losses) (1)
	Notional Balance		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	June 30, 2013	June 30, 2012	2013	2012	2013	2012
Derivative assets - IRLC’s	$269,433	$286,436	$(3,279)	$2,904	$(3,670)	$3,281
Derivative liabilities - TBA’s	314,996	259,196	14,835	(6,043)	16,353	(7,330)

(1)         Amounts included in gain on sale of loans, net within the accompanying consolidated statements of operations.

Nonrecurring Fair Value Measurements

The Company is required to measure certain assets and liabilities at estimated fair value from time to time. These fair value measurements typically result from the application of specific accounting pronouncements under GAAP. The fair value measurements are considered nonrecurring fair value measurements under FASB ASC 820-10.

The following tables present financial and non-financial assets and liabilities measured using nonrecurring fair value measurements at June 30, 2013 and 2012, respectively:

	Nonrecurring Fair Value Measurements			Total Gains (Losses) (3)
	June 30, 2013			For the Three Months Ended	For the Six Months Ended
	Level 1	Level 2	Level 3	June 30, 2013	June 30, 2013
REO (1)	$—	$5,536	$—	$2,346	$5,530
Lease liability (2)	—	—	(1,841)	(57)	(76)

(1)         Balance represents REO at June 30, 2013 which has been impaired subsequent to foreclosure. Amounts are included in continuing operations.  For the three and six months ended June 30, 2013, the $2.3 million and $5.5 million gain represents recovery of the net realizable value (NRV) attributable to an improvement in state specific loss severities on properties held during the period which resulted in an increase to NRV.

(2)         For the three and six months ended June 30, 2013, the Company recorded $57 thousand and $76 thousand in impairment, resulting from changes in lease liabilities as a result of changes in our expected minimum future lease payments.

(3)         Total gains (losses) reflect gains and losses from all nonrecurring measurements during the period.

	Non-recurring Fair Value Measurements			Total Gains (Losses) (3)
	June 30, 2012			For the Three Months Ended	For the Six Months Ended
	Level 1	Level 2	Level 3	June 30, 2012	June 30, 2012
REO (1)	$—	$28,610	$—	$(3,912)	$(13,339)
Lease liability (2)	—	—	(2,108)	(64)	(281)

(1)         Balance represents REO at June 30, 2012 which has been impaired subsequent to foreclosure.  Amounts are included in continuing operations.  For the three and six months ended June 30, 2012, the $3.9 million and $13.3 million loss represents additional impairment write-downs during the period which resulted in a decrease to NRV.

(2)         Amounts are included in discontinued operations.  For the three and six months ended June 30, 2012, the Company recorded $64 thousand and $281 thousand in losses resulting from changes in lease liabilities as a result of changes in our expected minimum future lease payments.

(3)         Total losses reflect gains and losses from all nonrecurring measurements during the period.

Real estate owned—REO consists of residential real estate acquired in satisfaction of loans. Upon foreclosure, REO is adjusted to the estimated fair value of the residential real estate less estimated selling and holding costs, offset by expected contractual mortgage insurance proceeds to be received, if any. Subsequently, REO is recorded at the lower of carrying value or estimated fair value less costs to sell. REO balance representing REOs which have been impaired subsequent to foreclosure are subject to nonrecurring fair value measurement and included in the nonrecurring fair value measurements tables. Fair values of REO are generally based on observable market inputs, and considered Level 2 measurements at June 30, 2013.

Lease liability—In connection with the discontinuation of our non-conforming mortgage, retail mortgage, warehouse lending and commercial operations, a significant amount of office space that was previously occupied is no longer being used by the Company. The Company has subleased a significant amount of this office space. The Company has recorded a liability representing the present value of the minimum lease payments over the remaining life of the lease, offset by the expected proceeds from sublet revenue related to this office space. This liability is based on present value techniques that incorporate the Company’s judgments about estimated sublet revenue and discount rates. Therefore, this liability is considered a Level 3 measurement at June 30, 2013.

Note 10.—Income Taxes

As of January 1, 2013, the Company acquired an additional 1.5% of its AmeriHome subsidiary bringing the Company’s controlling interest to 80%.  The increase in ownership allows the Company to include AmeriHome in the IMH federal consolidated tax returns for 2013.  During the first quarter of 2013, the Company recorded a $1.2 million tax benefit resulting from the use of net operating losses (NOL) to offset AmeriHome deferred tax liabilities.  Additionally, for the three and six months ended June 30, 2013, the Company recorded $32 thousand and $140 thousand, respectively, in state income tax expense primarily related to states where the Company does not have NOL carryforwards.

Note 11.—Reconciliation of Earnings (Loss) Per Share

Basic net income per share is computed by dividing net income available to common stockholders (numerator) by the weighted average number of vested, common shares outstanding during the period (denominator). Diluted net income per share is computed on the basis of the weighted average number of shares of common stock outstanding plus the effect of dilutive potential common shares outstanding during the period using the if-converted method. Dilutive potential common shares include shares issuable upon conversion of convertible notes, exercise of outstanding stock options and restricted stock units (RSUs).

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Numerator for basic earnings (loss) per share:
Earnings from continuing operations	$2,259	$7,560	$2,459	$4,274
Net earnings attributable to noncontrolling interest	(73)	(235)	(136)	(471)
Earnings from continuing operations attributable to IMH	2,186	7,325	2,323	3,803
Loss from discontinued operations	(968)	(3,113)	(1,843)	(4,381)
Net earnings (loss) attributable to IMH common stockholders	$1,218	$4,212	$480	$(578)

Numerator for diluted earnings (loss) per share:
Earnings from continuing operations attributable to IMH	$2,186	$7,325	$2,323	$3,803
Interest expense attributable to convertible notes	261	—	261	—
Earnings from continuing operations attributable to IMH plus interest expense attributable to convertible notes	2,447	7,325	2,584	3,803
Loss from discontinued operations	(968)	(3,113)	(1,843)	(4,381)
Net earnings (loss) attributable to IMH common stockholders plus interest expense attributable to convertible notes	$1,479	$4,212	$741	$(578)

Denominator for basic earnings (loss) per share (1):
Basic weighted average common shares outstanding during the year	8,668	7,844	8,636	7,832

Denominator for diluted earnings (loss) per share (1):
Basic weighted average common shares outstanding during the year	8,668	7,844	8,636	7,832
Net effect of dilutive convertible notes (2)	1,273	—	640	—
Net effect of dilutive stock options and RSU’s	232	490	241	—
Diluted weighted average common shares	10,173	8,334	9,517	7,832

Earnings (loss) per common share - basic:
Earnings from continuing operations attributable to IMH	$0.25	$0.94	$0.27	$0.49
Loss from discontinued operations	(0.11)	(0.40)	(0.21)	(0.56)
Net earnings (loss) per share attributable to common stockholders	$0.14	$0.54	$0.06	$(0.07)

Earnings (loss) per common share - diluted:
Earnings from continuing operations attributable to IMH	$0.24	$0.88	$0.27	$0.49
Loss from discontinued operations	(0.10)	(0.37)	(0.19)	(0.56)
Net earnings (loss) per share available to common stockholders	$0.14	$0.51	$0.08	$(0.07)

(1)         Number of shares presented in thousands.

(2)         Dilutive effect of convertible shares based upon the if-converted method from the time of issuance.

For the three and six months ended June 30, 2013, stock options to purchase 271 thousand shares were outstanding, but not included in the above weighted average share calculations, because they were anti-dilutive.

For the three and six months ended June 30, 2012, stock options to purchase 693 thousand and 1.2 million shares were outstanding, but not included in the above weighted average share calculations, because they were anti-dilutive.

Note 12.—Segment Reporting

The Company has reporting segments consisting of the mortgage lending, real estate services, long-term mortgage portfolio and discontinued operations. The following tables present the selected financial data and operating results by reporting segment for the periods indicated:

	Mortgage	Real Estate	Long-term Mortgage
	Lending	Services	Portfolio	Consolidated
Statement of Operations Items for the three months ended June 30, 2013:
Gain on sale of loans, net	$19,906	$—	$—	$19,906
Servicing income, net	931	—	—	931
Real estate services fees, net	—	5,155	—	5,155
Other revenue	2,004	—	375	2,379
Other income (expense)	(148)	5	(1,149)	(1,292)
Total expense	(19,194)	(1,805)	(3,789)	(24,788)
Earnings (loss) from continuing operations before income taxes	$3,499	$3,355	$(4,563)	2,291
Income tax expense from continuing operations				(32)
Earnings from continuing operations				2,259
Loss from discontinued operations, net of tax				(968)
Net earnings				1,291
Net earnings attributable to noncontrolling interest				(73)
Net earnings attributable to common stockholders				$1,218

	Mortgage	Real Estate	Long-term Mortgage
	Lending	Services	Portfolio	Consolidated
Statement of Operations Items for the three months ended June 30, 2012:
Gain on sale of loans, net	$16,037	$—	$—	$16,037
Servicing income, net	27	—	—	27
Real estate services fees, net	—	5,735	—	5,735
Other revenue	(915)	—	895	(20)
Other income (expense)	(24)	5	2,658	2,639
Total expense	(11,067)	(2,108)	(3,678)	(16,853)
Earnings (loss) from continuing operations before income taxes	$4,058	$3,632	$(125)	7,565
Income tax expense from continuing operations				(5)
Earnings from continuing operations				7,560
Loss from discontinued operations, net of tax				(3,113)
Net earnings				4,447
Net earnings attributable to noncontrolling interest				(235)
Net earnings attributable to common stockholders				$4,212

	Mortgage	Real Estate	Long-term
	Lending	Services	Portfolio	Consolidated
Statement of Operations Items for the six months ended June 30, 2013:
Gain on sale of loans, net	$36,598	$—	$—	$36,598
Servicing income, net	1,941	—	—	1,941
Real estate services fees, net	—	9,583	—	9,583
Other revenue	3,295	—	841	4,136
Other income (expense)	(305)	11	(2,102)	(2,396)
Total expense	(37,297)	(3,944)	(7,218)	(48,459)
Earnings (loss) from continuing operations before income taxes	$4,232	$5,650	$(8,479)	1,403
Income tax benefit from continuing operations				1,056
Earnings from continuing operations				2,459
Loss from discontinued operations, net of tax				(1,843)
Net earnings				616
Net earnings attributable to noncontrolling interest				(136)
Net earnings attributable to common stockholders				$480

	Mortgage	Real Estate	Long-term Mortgage
	Lending	Services	Portfolio	Consolidated
Statement of Operations Items for the six months ended June 30, 2012:
Gain on sale of loans, net	$24,982	$—	$—	$24,982
Servicing income, net	88	—	—	88
Real estate services fees, net	—	10,380	—	10,380
Other revenue	(619)	—	524	(95)
Other income (expense)	(91)	15	586	510
Total expense	(19,839)	(4,037)	(7,680)	(31,556)
Earnings (loss) from continuing operations before income taxes	$4,521	$6,358	$(6,570)	4,309
Income tax expense from continuing operations				(35)
Earnings from continuing operations				4,274
Loss from discontinued operations, net of tax				(4,381)
Net loss				(107)
Net earnings attributable to noncontrolling interest				(471)
Net loss attributable to common stockholders				$(578)

	Mortgage	Real Estate	Long-term Mortgage	Discontinued
	Lending	Services	Portfolio	Operations	Consolidated
Balance Sheet Items as of June 30, 2013:
Total Assets at June 30, 2013	$233,464	$8,467	$5,680,086	$56	$5,922,073
Total Assets at December 31, 2012	$137,733	$12,833	$5,835,970	$52	$5,986,588

Note 13.—Commitments and Contingencies

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

In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and estimable. In any case, there may be an exposure to losses in excess of any such amounts whether accrued or not. Any estimated loss is subject to significant judgment and is based upon currently available information, a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated loss will change from time to time, and actual results may vary significantly from the current estimate. Therefore, an estimate of possible loss represents what the Company believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company’s maximum loss exposure.  At June 30, 2013, the Company has a $2.1 million accrued liability recorded for such estimated loss exposure as explained below.

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

Updates to legal matters for the period ended June 30, 2013 are as follows:

On May 15, 2013, a matter was filed in US District Court, Central District of California entitled Wilmington Trust Company, in its individual capacity, and as Owner Trustee of Impac Secured Assets CMN Trust Series 1998-1 and Impac CMB Trust Series 1999-1, 1999-2, 2000-1, 2000-2, 2001-4, 2002-1, and 2003-5 v. Impac Secured Assets Corp., et al.  The action alleges the defendants owe the plaintiff indemnification for settlements that the plaintiff allegedly entered into in connection with the Gilmor, et al. v. Preferred Credit Corp., et al. matter previously described.  The plaintiff seeks declaratory and injunctive relief and unspecified damages.

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

Please refer to IMH’s report on Form 10-K for the year ended December 31, 2012 and subsequent Form 10-Q filings for a description of litigation and claims.

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

During the second quarter of 2013, the Company paid approximately $1.1 million to settle previous repurchase claims related to the discontinued operations. The discontinued operations continue to receive repurchase requests from Fannie Mae resulting in increases in estimated repurchase obligations. At June 30, 2013, the repurchase reserve within discontinued operations was $7.0 million as compared to $8.2 million at December 31, 2012.  Additionally, the Company has approximately $3.3 million and $2.4 million at June 30, 2013 and December 31, 2012, respectively, in repurchase reserves related to the loans sold since early 2011 by the continuing mortgage lending operations.

Note 14.—Share Based Payments

There were no options granted during the six months ended June 30, 2013 or 2012, respectively.

The following table summarizes activity, pricing and other information for the Company’s stock options for the six months ended June 30, 2013:

		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at beginning of period	796,795	$7.89
Options granted	—	—
Options exercised	(104,984)	1.36
Options forfeited / cancelled	(81,421)	11.79
Options outstanding at end of period	610,390	$8.49
Options exercisable at end of period	238,823	$5.07

As of June 30, 2013, there was approximately $3.0 million of total unrecognized compensation cost related to stock option compensation arrangements granted under the plan, net of estimated forfeitures. That cost is expected to be recognized over the remaining weighted average period of 1.94 years.

The following table summarizes activity, pricing and other information for the Company’s RSU’s, also referred to as deferred stock units as the issuance of the stock is deferred until termination of service, for the six months ended June 30, 2013:

Weighted-
Average
	Number of	Grant Date
	Shares	Fair Value
RSU’s outstanding at beginning of period	42,000	$7.48
RSU’s granted	—	—
RSU’s exercised	—	—
RSU’s forfeited / cancelled	—	—
RSU’s outstanding at end of period	42,000	$7.48

As of June 30, 2013, there was approximately $184 thousand of total unrecognized compensation cost related to the RSU compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of 1.36 years.

Note 15.—Subsequent Events

The Company and the noncontrolling interest holder entered into an agreement to transfer the remaining 20% ownership of AmeriHome to the Company in exchange for $350 thousand in cash and $1.1 million in IMH common stock.  As of the date of the transaction, the Company owns 100% of AmeriHome.

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

Forward-Looking Statements

This report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, some of which are based on various assumptions and events that are beyond our control, may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “likely,” “should,” “could,” “seem to,” “anticipate,” “plan,” “intend,” “project,” “assume,” or similar terms or variations on those terms or the negative of those terms. The forward-looking statements are based on current management expectations. Actual results may differ materially as a result of several factors, including, but not limited to the following: our ability to manage effectively our mortgage lending operations and continue to expand the Company’s growing mortgage lending activities; volatility in the mortgage industry; unexpected interest rate fluctuations and margin compression; our ability to manage personnel expense in relation to mortgage production levels; our ability to successfully re-enter the warehouse lending business; failure to successfully launch or continue to market new loan products; increased competition in the mortgage lending industry by larger or more efficient companies; issues and system risks related to our technology; more than expected increases in default rates or loss severities and mortgage related losses; ability to obtain additional financing, the terms of any financing that we do obtain and our expected use of proceeds from any financing; increase in loan repurchase requests and ability to adequately settle repurchase obligations; failure to create brand awareness; the outcome, including any settlements, of litigation or regulatory actions pending against us or other legal contingencies; and our compliance with applicable local, state and federal laws and regulations and other general market and economic conditions.

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

Market Update

The first half of 2013 included moderate economic growth, improved labor market conditions, household spending and further strengthening in many housing markets. Household spending increased moderately, particularly related to spending on automobiles, durable goods, and housing, as the cost of financing these purchases remained at low levels. However, uncertainty remained about the strength of economic growth due to restrictive fiscal policy and a continued elevated unemployment rate that remained flat from the first quarter at 7.6%. In addition to the sluggish economic recovery in the U.S., concerns still remain over the economic health of the European Union and reports of slowing growth in other emerging economies. While some actions were taken during 2012 to ease the European sovereign debt crisis, uncertainty about the sustained financial health of certain European countries continued to exist during the first half of 2013 as new uncertainties arose.

Housing markets in the United States in general continued the rebound which began in the second half of 2012 with overall home prices moving higher as demand increased and the supply of homes for sale declined.  Due to the significant slow-down in foreclosure processing which began in the second half of 2008, there has been a reduction in the number of properties being marketed following foreclosure. This reduction has contributed to an increase in demand for properties currently on the market resulting in a general improvement in home prices in recent months but has also resulted in a larger number of vacant properties still pending foreclosure in certain communities.  As servicers increase foreclosure activities and market properties in large numbers, an oversupply of housing inventory could occur creating downward pressure on property values, slowing any future home price improvement.

During the second quarter of 2013, despite the significant increase in interest rates, the Federal Reserve reaffirmed that a highly accommodative monetary policy will remain in effect for a considerable time after the economic recovery strengthens. Accordingly, the Federal Reserve conveyed that it anticipates maintaining key interest rates at exceptionally low levels, at least as long as the unemployment rate remains above 6.5% and its long-term inflation goals are not met. As a result of employing its monetary policy, the Federal Reserve continues to maintain large portfolios of U.S. Treasury notes and bonds and agency mortgage-backed securities (MBS) with plans to continue adding Treasuries and agency MBS to its portfolio during the year. The Federal Reserve outlook includes moderate economic growth, a gradual decline in unemployment, and the expectation of stable longer-term inflation.

Selected Financial Results for the Three and Six Months Ended June 30, 2013 and 2012

	Q2 2013		Q1 2013		Q2 2012		YTD 2013		YTD 2012
	Net earnings (loss)	Diluted EPS	Net earnings (loss)	Diluted EPS	Net earnings (loss)	Diluted EPS	Net earnings (loss)	Diluted EPS	Net earnings (loss)	Diluted EPS
Mortgage Lending	$3,426	$0.33	$671	$0.08	$3,823	$0.46	$4,096	$0.43	$4,050	$0.52
Real Estate Services	3,355	0.33	2,295	0.27	3,632	$0.43	5,650	0.59	6,358	0.81
Long-term Mortgage Portfolio	(4,563)	(0.42)	(3,916)	(0.46)	(125)	$(0.01)	(8,479)	(0.86)	(6,570)	(0.84)
Continuing Operations	$2,218	$0.24	$(950)	$(0.11)	$7,330	$0.88	$1,267	$0.16	$3,838	$0.49
Income tax (expense) benefit from continuing operations	(32)	(0.00)	1,088	0.13	(5)	(0.00)	1,056	0.11	(35)	(0.00)
Continuing Operations, net of tax	$2,186	$0.24	$138	$0.02	$7,325	$0.88	$2,323	$0.27	$3,803	$0.49
Discontinued Operations, net of tax	(968)	(0.10)	(876)	(0.10)	(3,113)	(0.37)	(1,843)	(0.19)	(4,381)	(0.56)
Net (loss) earnings attributable to IMH	$1,218	$0.14	$(738)	$(0.08)	$4,212	$0.51	$480	$0.08	$(578)	$(0.07)

Continuing Operations

•                  The continuing operations, comprised of mortgage lending, real estate services and our long-term mortgage portfolio, earned $2.2 million or $0.24 per diluted share during the three months ended June 30, 2013 as compared to $7.3 million or $0.88 per diluted share during the same period in 2012. The decline in earnings is primarily due to a $4.4 million increase in the loss associated with the long-term mortgage portfolio from a decline in change in fair value of net trust assets and long term debt and a decrease in net interest income.

•                  The mortgage lending segment pretax earnings decreased to $3.4 million for the three months ended June 30, 2013, compared to $3.8 million for the same period in 2012 primarily due to an increase in personnel costs and reduced margins. The mortgage lending segment originated $780.1 million of loans during the three months ended June 30, 2013, as compared to $532.5 million of loans originated for the same period in 2012. The increase in servicing retained sales and reduction in interest rates contributed to an increase in the mortgage servicing rights to $22.1 million as of June 30, 2013 as compared to $10.7 million at December 31, 2012.

•                  The real estate services segment pretax earnings decreased to $3.4 million for the three months ended June 30, 2013, compared to earnings of $3.6 million for the same period in 2012. The decline is due to a decrease in real estate service fees associated with declining balances in our long-term mortgage portfolio.

•                  The long-term mortgage portfolio segment pretax loss increased to $4.6 million for the three months ended June 30, 2013, compared to a loss of $125 thousand for the same period in 2012 primarily due to an increase in loss from net trust assets, increase in the fair value of long-term debt and decline in net interest income. The estimated fair value of the net trust assets declined due to an increase in collateral losses and an increase in forward LIBOR rates, partially offset by gains on real estate owned (REO).

Discontinued Operations

•                  Loss from discontinued operations, net of tax, was $968 thousand for the three months ended June 30, 2013 compared to a loss of $3.1 million for the same period in 2012 primarily due to a decrease in legal fees and provisions for repurchases.

Selected Financial Results for the Six Months Ended June 30, 2013 and 2012

Continuing Operations

•                  The continuing operations earned $2.3 million or $0.27 per diluted share during the six months ended June 30, 2013 as compared to $3.8 million or $0.49 per diluted share during the same period in 2012. The $1.5 million decline in earnings is primarily due to a $1.9 million increase in loss in the long-term mortgage portfolio and a $708 thousand reduction in net earnings of the real estate services, partially offset by an income tax benefit of approximately $1.1 million as a result of the Company increasing its ownership in AmeriHome to 80% which resulted in the inclusion of AmeriHome in our consolidated tax group.

•                  The mortgage lending segment pretax earnings remained flat at $4.1 million for the six months ended June 30, 2013, and 2012. The mortgage lending segment originated $1.5 billion of loans during the six months ended June 30, 2013, as compared to $897.7 million of loans originated for the same period in 2012. The increase in lending activities produced mortgage lending revenues of $41.8 million for the six months ended June 30, 2013, respectively, compared to $24.5 million for the same period in 2012.  Despite the increase in originations, pretax earnings remained consistent primarily due to an increase in personnel costs, reduction in margins and a $700 thousand non-operating cost to settle a vendor claim.

•                  The real estate services segment pretax earnings decreased to $5.7 million for the six months ended June 30, 2013, compared to earnings of $6.4 million for the same period in 2012. The decline is due to a decrease in real estate service fees associated with declining balances in our long-term mortgage portfolio.

•                  The long-term mortgage portfolio segment pretax loss increased to $8.5 million for the six months ended June 30, 2013, compared to a loss of $6.6 million for the same period in 2012 primarily due to an increase in the fair value of long term debt as well as an increase in loss from net trust assets.  The estimated fair value of the net trust assets declined due to an increase in collateral losses and an increase in forward LIBOR rates, partially offset by gains on real estate owned (REO).

Discontinued Operations

•                  Loss from discontinued operations, net of tax, was $1.8 million for the six months ended June 30, 2013 compared to a loss of $4.4 million for the same period in 2012 due to a decrease in legal fees and provisions for repurchases.

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

Proceeds from the issuance of the Convertible Notes will be used to increase the mortgage servicing portfolio, expand the mortgage lending platform and pursue other opportunities in the mortgage and lending markets.

Status of Operations

We primarily have three operating segments: Mortgage Lending, Real Estate Services and Long-Term Mortgage Portfolio (also collectively referred to as our continuing operations).

Mortgage Lending

For the second quarter of 2013, the mortgage lending segment had net earnings before taxes of $3.4 million as compared to $3.8 million in the second quarter of 2012 and compared to $671 thousand in the first quarter of 2013. Net earnings decreased in the second quarter of 2013 as compared to second quarter of 2012 due to higher personnel costs and reduction in margins from 2012.  Originations and operating costs both increased significantly in the second quarter of 2013 as compared to the second quarter of 2012.  The additional costs are a result of being over-capacity in the second quarter of 2013 with the expectation of higher lending volumes.  In addition, our lending margins compressed by approximately 40 basis points in the second quarter of 2013 as compared to 2012.

Mortgage lending earnings improved in the second quarter of 2013 as compared to the first quarter of 2013 primarily associated with the revenues earned from a 16% increase in mortgage loan originations to $780.1 million from $673.8 million in the first quarter of 2013.

In the first six months of 2013, the mortgage lending segment had net earnings before taxes of $4.1 million consistent with the same period in the prior year.  Despite an increase in originations, earnings were flat due to the aforementioned personnel costs and reduction in margins.

Originations by Loan Type:

	For the three months ended June 30,
(in millions)	2013	2012	% Change
Government (1)	$212.7	$160.2	33%
Conventional (2)	558.4	369.3	51%
Other	9.0	3.0	200%
Total originations	$780.1	$532.5	46%

	For the six months ended June 30,
(in millions)	2013	2012	% Change
Government (1)	$393.8	$253.1	56%
Conventional (2)	1,044.5	635.8	64%
Other	15.6	8.8	77%
Total originations	$1,453.9	$897.7	62%

(1)         Includes government-insured loans including FHA, VA and USDA

(2)         Includes loans eligible for sale to Fannie Mae and Freddie Mac

We expect to continue originating conventional and government-insured loans and have recently begun to originate nonconforming prime jumbo loans.  The volume of our nonconforming jumbo loan program initially has been low with loans sold on a servicing-released basis, but expected to increase in the coming months.

In the second quarter of 2013, the Company’s mortgage lending channels continued to experience a more balanced channel mix.  This was a result of the continued growth in the retail channel, conducted by our branch offices, and correspondent channel, which acquires closed loans from our correspondent sellers.  For the second quarter of 2013, our retail channel contributed 29% of originations while our correspondent channel contributed 29%, with the remaining 42% coming from the wholesale channel.

	For the three months ended June 30,
(in millions)	2013	%	2012	%
Originations by Channel:
Wholesale	$328.2	42%	$304.2	57%
Retail	229.5	29%	146.4	28%
Correspondent	222.4	29%	81.9	15%
Total originations	$780.1	100%	$532.5	100%

Originations by Purpose:
Refinance	$477.6	61%	$345.7	65%
Purchase	302.5	39%	186.8	35%
Total originations	$780.1	100%	$532.5	100%

	For the six months ended June 30,
(in millions)	2013	%	2012	%
Originations by Channel:
Wholesale	$634.7	44%	$507.2	56%
Retail	440.3	30%	283.9	32%
Correspondent	378.9	26%	106.6	12%
Total originations	$1,453.9	100%	$897.7	100%

Originations by Purpose:
Refinance	$962.8	66%	$586.1	65%
Purchase	491.1	34%	311.6	35%
Total originations	$1,453.9	100%	$897.7	100%

In the second quarter of 2013, the percentage of purchase money transactions, as compared to refinance transactions, increased to almost 40% of overall originations, as compared to just over 25% in the first quarter of 2013.  As the home refinance market contracts, we continue to focus on purchase money transactions by diversifying our loan products and adding extended rate lock options to help capture more volume, along with more expansive marketing efforts.  Today, we offer  a complete product menu including less interest rate sensitive loan programs, such as Home Renovation 203(k) products, Home Affordable Refinance Programs (HARP), and Reverse Mortgages.  To capture a greater percentage of these loans, our most recent marketing efforts include the launch of a televised advertising campaign to increase our reverse mortgage production and establishing arrangements for exclusive lead generation referrals for purchase money and 203(k) renovation loans.

We view the third quarter of 2013 being a transition period for the mortgage lending industry as the overall market normalizes to predominately purchase originations and a higher interest rate environment.  Our mortgage lending business will experience a similar transition, but the progress we have made in our operations, marketing, and sales initiatives should ultimately help position our mortgage lending segment to be successful as the overall mortgage market moves to more historical margins and purchase transactions market.  Due to the recent increase in interest rates, consistent with the rest of the industry, we expect third quarter volumes to be lower than second quarter volumes.   Furthermore, with uncertainty around the Federal Reserve’s bond buying program, interest rates could remain at a level that results in our 2013 originations to be closer to $3 billion, an increase of approximately 25% over 2012.

Our mortgage servicing portfolio, represented by $22.1 million in mortgage servicing rights (MSRs) on our consolidated balance sheet at June 30, 2013, increased to $2.1 billion as of June 30, 2013, from $1.5 billion at December 31, 2012.  At June 30, 2013, the loans that were originated after 2010 totaled $2.0 billion with 60+ days delinquency of less than 1%.  The remaining $98.2 million balance of the servicing portfolio consists of loans originated by AmeriHome, primarily prior to 2009. This portfolio was acquired as part of the 2010 purchase of AmeriHome.  These loans continue to have a high percentage of delinquencies due to declining principal balances of performing loans.  The delinquency of the servicing portfolio, among other assumptions, are applied to estimate the fair value of the MSRs.

The following table includes information about our mortgage servicing portfolio:

	At June 30,	% 60+ days	At December 31,	% 60+ days
(in millions)	2013	delinquent	2012	delinquent
Fannie Mae	$899.2	0.08%	$622.4	0.00%
Freddie Mac	205.7	0.28%	100.4	0.00%
Ginnie Mae	907.1	0.77%	655.6	0.64%
Total owned servicing portfolio	$2,012.0	0.41%	$1,378.4	0.30%

Acquired Portfolio (1)	98.2	9.48%	113.7	9.69%
Total servicing portfolio	$2,110.2	0.83%	$1,492.1	1.39%

(1)         Represents servicing portfolio acquired in 2010 acquisition of AmeriHome.

During the second quarter of 2013, our warehouse borrowing capacity increased $72.5 million to $290.0 million at June 30, 2013, as compared to $217.5 million at December 31, 2012.  The increase was due to $97.5 million in additional borrowing capacity with three of our existing warehouse facilities, partially offset by our termination of a $25.0 million repurchase agreement which was set to expire in May 2013.  At June 30, 2013, we had four warehouse lender relationships.

We are also in the process of re-entering the warehousing lending business, which will allow us to offer lines of credit to other mortgage lenders including our correspondent sellers.  We believe that offering warehouse lines to our correspondent customers enhances our relationship and helps them grow, which may lead to increased correspondent production and higher profitability.

Real Estate Services

We provide portfolio loss mitigation and real estate services including REO surveillance and disposition services, default surveillance and loss recovery services, short sale and real estate brokerage services, portfolio monitoring and reporting services.

The real estate services segment continues to provide net earnings.  For the three and six months ended June 30, 2013, real estate services fees, net were $5.2 million and $9.6 million as compared to $5.7 million and $10.4 million for the three and six months ended June 30, 2012. The decrease in real estate services fees, net is primarily due to a decline in our long-term mortgage portfolio and the associated real estate and recovery activities.  To the extent that opportunities arise, we may expand our loss mitigation and real estate services to third parties.  We are currently establishing relationships to perform recovery services for institutions along with other loss mitigation activities that will be offered to loan servicers.

Long-Term Mortgage Portfolio

Although we have seen some stabilization and improvement in defaults, the portfolio continues to suffer losses and has a significant amount of delinquent loans.  We expect the portfolio to continue to incur losses for the foreseeable future until we see a significant decline in the number of foreclosure properties in the market.

The estimated fair value of the net trust assets continues to decline in 2013 primarily as a result of residual interest cash received and the expected ongoing decline in securitized mortgage collateral due to principal collections and liquidation of defaulted loans.  At June 30, 2013, our residual interest in securitizations (represented by the difference between total trust assets and total trust liabilities) decreased to $13.4 million, compared to $15.9 million at December 31, 2012. The decrease in residual fair value in 2013 was primarily due to $3.4 million in cash received and changes in assumptions associated with defaults and severities, offset by an increase in fair value related to net interest income accretion.

For additional information regarding the long-term mortgage portfolio refer to Financial Condition and Results of Operations below.

Liquidity and Capital Resources

During the first six months of 2013, we funded our operations primarily from mortgage lending revenues and real estate services fees, net which include gains on sale of loans, net and other mortgage related income, portfolio loss mitigation and real estate services fees, net primarily generated from our long-term mortgage portfolio, and cash flows from our residual interests in securitizations.  Additionally, we funded mortgage loan production using warehouse facilities which are repaid once the loan is sold.  Furthermore, we utilized the proceeds from the line of credit and issuance of Convertible Notes as additional sources of liquidity.

In April 2013, the Company fully satisfied the remaining scheduled payments on the note payable-debt agreement and hence, the residuals listed as collateral and monthly cash flows from the residuals will again be remitted directly to us.

On April 29, 2013, we raised $20.0 million from the issuance of Convertible Notes.  The Convertible Notes accrue interest at a rate of 7.5% per annum to be paid quarterly and mature on April 30, 2018.  Note holders may convert all or a portion of the outstanding principal amount of the Convertible Notes to shares of IMH common stock at a rate of $10.875 per share, subject to adjustment for stock splits and dividends.  The Company has the right to force a conversion if the stock price of IMH common stock reaches $16.3125 for 20 trading days during any period of 30 consecutive trading days.

Proceeds from the issuance of the Convertible Notes will be used to increase the mortgage servicing portfolio by both retaining a greater portion of our mortgage servicing rights, purchasing mortgage servicing rights, expanding the mortgage lending platform to increase lending volumes and pursue other opportunities in the mortgage and lending markets.

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

We believe that current cash balances, cash flows from our mortgage lending operations, real estate services fees generated from our long-term mortgage portfolio, and residual interest cash flows from our long-term mortgage portfolio are adequate for our current operating needs. However, we believe the mortgage and real estate services market is volatile, highly competitive and subject to increased regulation. Competition in mortgage lending comes primarily from mortgage bankers, commercial banks, credit unions and other finance companies which have offices in our market area as well as operations throughout the United States. We compete for loans principally on the basis of the interest rates and loan fees we charge, the types of loans we originate and the quality of services we provide to borrowers. Additionally, competition for loss mitigation servicing, loan modification services and other portfolio services has increased due to the difficult mortgage environment, credit tightening and a recovering economy. Our competitors include mega mortgage servicers, established subprime loan servicers, and newer entrants to the specialty servicing and recovery collections business. Efforts to market our ability to provide mortgage and real estate services for others is more difficult than many of our competitors because we have not historically provided such services to unrelated third parties, and we are not a rated primary or special servicer of residential mortgage loans as designated by a rating agency. Additionally, performance of the long-term mortgage portfolio is subject to the current real estate market and economic conditions. Cash flows from our residual interests in securitizations are sensitive to delinquencies, defaults and credit losses associated with the securitized loans. Losses in excess of current estimates will reduce the residual interest cash receipts from our long-term mortgage portfolio.

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

Financial Condition and Results of Operations

Financial Condition

As of June 30, 2013 compared to December 31, 2012

The following table shows the condensed consolidated balance sheets for the following periods:

	June 30,	December 31,	Increase	%
	2013	2012	(Decrease)	Change
Cash	$17,067	$12,711	$4,356	34%
Restricted cash	1,495	3,230	(1,735)	(54)
Mortgage loans held-for-sale	186,131	118,786	67,345	57
Mortgage servicing rights	22,056	10,703	11,353	106
Total trust assets	5,658,439	5,810,506	(152,067)	(3)
Other assets (2)	36,885	30,652	6,233	20
Total assets	$5,922,073	$5,986,588	$(64,515)	(1)%

Warehouse borrowings	$177,278	$107,604	$69,674	65%
Notes payable	80	3,451	(3,371)	(98)
Repurchase reserve (1)	10,280	10,562	(282)	(3)
Convertible notes	20,000	—	20,000	n/a
Long-term debt ($71,120 par)	14,399	12,731	1,668	13
Total trust liabilities	5,645,062	5,794,656	(149,594)	(3)
Other liabilities (2)	21,375	27,741	(6,366)	(23)
Total liabilities	5,888,474	5,956,745	(68,271)	(1)
Total IMH stockholders’ equity	32,535	28,960	3,575	12
Noncontrolling interest	1,064	883	181	20
Total equity	33,599	29,843	3,756	13
Total liabilities and stockholders’ equity	$5,922,073	$5,986,588	$(64,515)	(1)%

(1)	$7.0 million and $8.2 million of the repurchase reserve were within discontinued operations at June 30, 2013 and December 31, 2012, respectively.

(2)	Included within other assets and liabilities are the assets and liabilities of discontinued operations.

At June 30, 2013 and December 31, 2012, net trust assets and liabilities were as follows:

	June 30,	December 31,	Increase	%
	2013	2012	(Decrease)	Change
Total trust assets	$5,658,439	$5,810,506	$(152,067)	(3)%
Total trust liabilities	5,645,062	5,794,656	(149,594)	(3)
Residual interests in securitizations	$13,377	$15,850	$(2,473)	(16)%

At June 30, 2013, cash increased to $17.1 million from $12.7 million at December 31, 2012. The primary sources of cash between periods were $20.0 million from the issuance of the convertible notes, $39.6 million in fees generated from the mortgage lending operations and real estate services (net of non-cash fair value adjustments) and $3.4 million from residual interests in securitizations. Offsetting the sources of cash were continuing operating expenses totaling $48.5 million, a $3.7 million increase in the amount of cash used for haircuts on warehouse borrowings (loan balance less borrowed balance), payments on the notes payable of $3.4 million (including $1.5 million which came from the related reserve account) and settlements of repurchase requests associated with loans sold by the discontinued non-conforming mortgage operations of approximately $2.5 million.

Since the consolidated and unconsolidated securitization trusts are nonrecourse to the Company, trust assets and liabilities have been netted to present our interest in these trusts more simply, which are considered the residual interests in securitizations. For unconsolidated securitizations the residual interests represent the fair value of investment securities available-for-sale. For consolidated securitizations, the residual interests are represented by the fair value of securitized mortgage collateral and real estate owned, offset by the fair value of securitized mortgage borrowings and net derivative liabilities. We receive cash flows from our residual interests in securitizations to the extent they are available after required distributions to bondholders and maintaining specified overcollateralization levels and other specified parameters (such as maximum delinquency and cumulative default) within the trusts. The estimated fair value of the residual interests, represented by the difference in the fair value of total trust assets and total trust liabilities, was $13.4 million at June 30, 2013, compared to $15.9 million at December 31, 2012. During the six months ended June 30, 2013, the decrease in residual fair value in was primarily due to $3.4 million in cash received and changes in assumptions associated with defaults and severities, offset by an increase in fair value related to net interest income accretion.

Mortgage loans held-for-sale increased $67.3 million to $186.1 million at June 30, 2013 as compared to $118.8 million at December 31, 2012. The increase is due to $1.4 billion in originations offset by $1.3 billion in loans sold.  As a normal course of our origination and sales cycle, loans held-for-sale at the end of any period are generally sold within one or two subsequent months.

Mortgage servicing rights increased by $11.4 million to $22.1 million at June 30, 2013 as compared to $10.7 million at December 31, 2012. The increase is due to an increase in our mortgage servicing portfolio from servicing retained loan sales of $1.3 billion during the six months of 2013, partially offset by the sale of servicing rights of $401.9 million during the six months of 2013.  Additionally, the increase is also due to a fair value adjustment of $3.1 million primarily due to the increase in interest rates during the second quarter.  At June 30, 2013, we serviced $2.1 billion in unpaid principal balance (UPB) for others as compared to $1.5 billion at December 31, 2012.

At June 30, 2013, the balance of deferred charge was $12.0 million and was included in other assets. For the six months ended June 30, 2013, we did not record income tax expense resulting from deferred charge impairment write-downs based on changes in estimated fair value of securitized mortgage collateral. The deferred charge arose as a result of the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH in prior years (when IMH was a REIT). This balance is recorded as required by GAAP and does not have any realizable cash value.

Warehouse borrowings increased by $69.7 million to $177.3 million at June 30, 2013 as compared to $107.6 million at December 31, 2012. The increase is due to the increase in loans held for sale as discussed above.  During the six months of 2013, we increased our total borrowing capacity to $290.0 million as compared to $217.5 million at December 31, 2012.

At June 30, 2013, notes payable was $80 thousand as compared to $3.5 million at December 31, 2012.  In April 2013, we paid-off the note payable related to the structured debt agreement collateralized by the residual interests in securitizations.  The residuals have been released back to us allowing the monthly cash flows from the residuals to be remitted directly to us.

Repurchase reserve liability decreased to $10.3 million at June 30, 2013 as compared to $10.6 million at December 31, 2012. During the six months ended June 30, 2013, we paid approximately $2.5 million to settle previous repurchase claims related to our discontinued operations. Our discontinued operations continue to receive repurchase requests from Fannie Mae resulting in increases in estimated repurchase obligations. At June 30, 2013, the repurchase reserve within discontinued operations was $7.0 million as compared to $8.2 million at December 31, 2012. Additionally, we have approximately $3.3 million in repurchase reserves related to the loans sold by the continuing mortgage lending operations since early 2011.  We have received a minimal amount of repurchase requests for loans sold by the continuing mortgage lending operations.

The changes in total assets and liabilities are primarily attributable to decreases in our trust assets and trust liabilities as summarized below.

	June 30,	December 31,	Increase	%
	2013	2012	(Decrease)	Change
Securitized mortgage collateral	$5,639,986	$5,787,884	$(147,898)	(3)%
Other trust assets	18,453	22,622	(4,169)	(18)
Total trust assets	5,658,439	5,810,506	(152,067)	(3)

Securitized mortgage borrowings	$5,631,749	$5,777,456	$(145,707)	(3)%
Other trust liabilities	13,313	17,200	(3,887)	(23)
Total trust liabilities	5,645,062	5,794,656	(149,594)	(3)
Residual interests in securitizations	$13,377	$15,850	$(2,473)	(16)%

We update our collateral assumptions quarterly based on recent delinquency, default, prepayment and loss experience. Additionally, we update the forward interest rates and investor yield (discount rate) assumptions based on information derived from market participants. During the six months of 2013, we decreased the investor yield requirements for certain securitized mortgage borrowings as estimated bond prices have continued to improve and corresponding yields have decreased. The decrease in investor yield assumptions on securitized mortgage collateral and securitized mortgage borrowings resulted in an increase in the value of these trust assets and liabilities.  However, offsetting the increase was principal payments and liquidations of securitized mortgage collateral and securitized mortgage borrowings.

•                  Securitized mortgage collateral decreased $147.9 million during the six months of 2013, primarily due to an increase in loss assumptions, reductions in principal from borrower payments and transfers of loans to REO for single-family and multi-family collateral, partially offset by an increase in fair value due to a reduction in investor yield requirements. Additionally, other trust assets decreased $4.2 million during the six months of 2013, primarily due to decreases in REO from liquidations of $31.4 million.  Partially offsetting the decrease was $21.7 million in REO foreclosures and a $5.5 million increase in the net realizable value (NRV) of REO.

•                  Securitized mortgage borrowings decreased $145.7 million during the six months of 2013, primarily caused by an increase in loss assumptions and reductions in principal balances from principal payments during the period for single-family and multi-family collateral, partially offset by an increase in fair value due to a reduction in investor yield requirements. The $3.9 million dollar reduction in other trust liabilities during the six months of 2013 was primarily due to $3.5 million in derivative cash payments from the securitization trusts, and a $382 thousand decrease in derivative fair value resulting from changes in forward LIBOR interest rates.

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

To estimate fair value of the assets and liabilities within the securitization trusts each reporting period, management uses an industry standard valuation and analytical model that is updated monthly with current collateral, real estate, derivative, bond and cost (servicer, trustee, etc.) information for each securitization trust. We employ an internal process to validate the accuracy of the model as well as the data within this model. Forecasted assumptions sometimes referred to as “curves,” for defaults, loss severity, interest rates (LIBOR) and prepayments are inputted into the valuation model for each securitization trust. We hire third party experts to provide forecasted curves for the aforementioned assumptions for each of the securitizations. Before inputting this information into the model, management employs a process to qualitatively and quantitatively review the assumption curves for reasonableness using other information gathered from the mortgage and real estate market (i.e., third party home price indices, published industry reports discussing regional mortgage and commercial loan performance and delinquency) as well as actual default and foreclosure information for each trust from the respective trustees.

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

To determine the discount rates to apply to these cash flows, we gather information from the bond pricing services and other market participants regarding estimated investor required yields for each bond tranche. Based on that information and the collateral type and vintage, we determine an acceptable range of expected yields an investor would require including an appropriate risk premium for each bond tranche. We use the blended yield of the bond tranches together with the residual interests to determine an appropriate yield for the securitized mortgage collateral in each securitization (after taking into consideration any derivatives in the securitization). During 2012 and the first half of 2013, based on the trend of improving bond prices and declining yields, we adjusted the acceptable range of expected yields for some of our earlier vintage securitizations.

The following table presents changes in the trust assets and trust liabilities for the six months ended June 30, 2013:

	TRUST ASSETS						TRUST LIABILITIES
	Level 3 Recurring Fair Value Measurements			NRV (1)			Level 3 Recurring Fair Value Measurements
	Investment securities available- for-sale	Securitized mortgage collateral	Derivative assets	Real estate owned	Total trust assets		Securitized mortgage borrowings	Derivative liabilities	Total trust liabilities		Net trust assets
Recorded book value at December 31, 2012	110	5,787,884	37	22,475	5,810,506		(5,777,456)	(17,200)	(5,794,656)		15,850
Total gains/(losses) included in earnings:
Interest income	19	21,152	—	—	21,171		—	—	—		21,171
Interest expense	—	—	—	—	—		(132,249)	—	(132,249)		(132,249)
Change in FV of net trust assets, excluding REO	27	238,728	—	—	238,755	(2)	(246,799)	382	(246,417	)(1)	(7,662)
Gains from REO - not at FV but at NRV	—	—	—	5,556	5,556	(2)	—	—	—		5,556
Total gains (losses) included in earnings	46	259,880	—	5,556	265,482		(379,048)	382	(378,666)		(113,184)
Transfers in and/or out of level 3	—	—	—	—	—		—	—	—		—
Purchases, issuances and settlements	(46)	(407,778)	—	(9,725)	(417,549)		524,755	3,505	528,260		110,711
Recorded book value at June 30, 2013	$110	$5,639,986	$37	$18,306	$5,658,439		$(5,631,749)	$(13,313)	$(5,645,062)		$13,377

(1)	Accounted for at net realizable value.
(2)	Represents non-interest income-net trust assets in the consolidated statements of operations for the six months ended June 30, 2013.

Inclusive of gains from REO, total trust assets above reflect a net gain of $244.3 million as a result of an increase in fair value of securitized mortgage collateral of $238.8 million, gains from REO of $5.6 million and increases from other trust assets of $27 thousand. Net losses on trust liabilities were $246.4 million as a result of $246.8 million in losses from the increase in fair value of securitized mortgage borrowings, partially offset by gains from derivative liabilities of $382 thousand. As a result, non-interest income—net trust assets totaled a loss of $2.1 million for the six months ended June 30, 2013.

The table below reflects the net trust assets as a percentage of total trust assets (residual interests in securitizations):

	June 30,	December 31,
	2013	2012
Net trust assets	$13,377	$15,850
Total trust assets	5,658,439	5,810,506
Net trust assets as a percentage of total trust assets	0.24%	0.27%

For the six months ended June 30, 2013, the estimated fair value of the net trust assets slightly declined as a percentage of total trust assets. The decrease was primarily due to the cash received from residual interests (net trust assets).

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

The following tables present the estimated fair value of our residual interests, including investment securities available for sale, by securitization vintage year and other related assumptions used to derive these values at June 30, 2013 and December 31, 2012:

Origination		Estimated Fair Value of Residual Interests by Vintage Year at June 30, 2013			Estimated Fair Value of Residual Interests by Vintage Year at December 31, 2012
Year		SF	MF	Total	SF	MF	Total
2002-2003	(1)	$8,892	$2,602	$11,494	$11,680	$3,144	$14,824
2004		17	1,784	1,801	58	881	939
2005	(2)	—	82	82	—	87	87
2006	(2)	—	—	—	—	—	—
2007	(2)	—	—	—	—	—	—
Total		$8,909	$4,468	$13,377	$11,738	$4,112	$15,850

Weighted avg. prepayment rate		2.4%	7.7%	3.0%	1.9%	8.3%	2.6%
Weighted avg. discount rate		25.0%	20.2%	23.4%	25.0%	20.2%	23.8%

(1)	2002-2003 vintage year includes CMO 2007-A, since the majority of the mortgages collateralized in this securitization were originated during this period.
(2)	The estimated fair values of residual interests in vintage years 2005 through 2007 is reflective of higher estimated future losses and investor yield requirements compared to earlier vintage years.

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

The table below reflects the estimated future credit losses and investor yield requirements for trust assets by product (SF and MF) and securitization vintage at June 30, 2013:

	Estimated Future Losses (1)			Investor Yield Requirement (2)
	SF	MF		SF	MF
2002-2003	10%	0	%(3)	5%	8%
2004	17%	1%		5%	6%
2005	31%	4%		4%	6%
2006	49%	10%		5%	6%
2007	44%	3%		6%	5%

(1)         Estimated future losses derived by dividing future projected losses by unpaid principal balances at June 30, 2013.

(2)         Investor yield requirements represent our estimate of the yield third-party market participants would require to price our trust assets and liabilities given our prepayment, credit loss and forward interest rate assumptions.

(3)         Represents less than 1%.

Despite the increase in housing prices from December 2012 through June 2013, housing prices are still at December 2003 levels which has significantly reduced or eliminated equity for loans originated after 2003. Future loss estimates are significantly higher for mortgage loans included in securitization vintages after 2004 which reflect severe home price deterioration and defaults experienced with mortgages originated during these periods.

Long-Term Mortgage Portfolio Credit Quality

We use the Mortgage Bankers Association (MBA) method to define delinquency as a contractually required payment being 30 or more days past due. We measure delinquencies from the date of the last payment due date in which a payment was received. Delinquencies for loans 60 days delinquent or greater, foreclosures and delinquent bankruptcies were $1.8 billion or 22.6% of the long-term mortgage portfolio as of June 30, 2013.

The following table summarizes the unpaid principal balances of loans in our mortgage portfolio, included in securitized mortgage collateral, mortgage loans held-for-investment and mortgage loans held-for-sale for continuing and discontinued operations combined, that were 60 or more days delinquent (utilizing the MBA method) as of the periods indicated:

		Total		Total
	June 30,	Collateral	December 31,	Collateral
	2013	%	2012	%
Mortgage loans held-for-sale and investment
60 - 89 days delinquent	$—	*	$—	*
90 or more days delinquent	—	*	—	*
Foreclosures (1)	—	*	366	*
Total 60+ days delinquent mortgage loans held-for-sale and investment (2)	—	*	366	*

Securitized mortgage collateral
60 - 89 days delinquent	$170,532	2.1%	$180,260	2.1%
90 or more days delinquent	674,819	8.3%	649,800	7.4%
Foreclosures (1)	649,126	8.0%	790,293	9.0%
Delinquent bankruptcies (3)	344,207	4.2%	370,827	4.2%
Total 60+ days delinquent long-term mortgage portfolio	1,838,684	22.7%	1,991,180	22.8%
Total 60 or more days delinquent	$1,838,684	22.7%	$1,991,546	22.8%
Total collateral	$8,114,492	100%	$8,735,991	100%

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

The following table summarizes securitized mortgage collateral, mortgage loans held-for-investment, mortgage loans held-for-sale and real estate owned, that were non-performing for continuing and discontinued operations combined as of the dates indicated (excludes 60-89 days delinquent):

		Total		Total
	June 30,	Collateral	December 31,	Collateral
	2013	%	2012	%
90 or more days delinquent, foreclosures and delinquent bankruptcies	$1,668,152	20.6%	$1,811,286	20.7%
Real estate owned	18,316	0.2%	22,511	0.3%
Total non-performing assets	$1,686,468	20.8%	$1,833,797	21.0%

Non-performing assets consist of non-performing loans (mortgages that are 90 or more days delinquent, including loans in foreclosure and delinquent bankruptcies) plus REO. It is the Company’s policy to place a mortgage on non-accrual status when it becomes 90 days delinquent and to reverse from revenue any accrued interest, except for interest income on securitized mortgage collateral when the scheduled payment is received from the servicer. The servicers are required to advance principal and interest on loans within the securitization trusts to the extent the advances are considered recoverable. The servicer may recover such advances when the property is foreclosed and liquidated or if the loan is paid in full.  IFC, a subsidiary of IMH and master servicer, may be required to advance funds, or in most cases cause the loan servicers to advance funds, to cover principal and interest payments not received from borrowers depending on the status of their mortgages.  As of June 30, 2013, non-performing assets (unpaid principal balance of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) as a percentage of the total collateral was 20.8%.   At December 31, 2012, non-performing assets to total collateral was 21.0%.  Non-performing assets decreased by approximately $147.3 million at June 30, 2013 as compared to December 31, 2012.   At June 30, 2013, the estimated fair value of non-performing assets (representing the fair value of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) was $527.6 million or 8.9% of total assets.  At December 31, 2012, the estimated fair value of non-performing assets was $578.0 million or 9.7% of total assets.

REO, which consists of residential real estate acquired in satisfaction of loans, is carried at the lower of cost or net realizable value less estimated selling costs. Adjustments to the loan carrying value required at the time of foreclosure are included in the change in the fair value of net trust assets. Changes in the Company’s estimates of net realizable value subsequent to the time of foreclosure and through the time of ultimate disposition are recorded as gains or losses from real estate owned in the consolidated statements of operations. REO, for continuing and discontinued operations, at June 30, 2013 decreased $4.2 million or 18.6% from December 31, 2012, as a result of an increase in liquidations of REO, partially offset by foreclosures and an increase in the NRV of REO.

For the three and six months ended June 30, 2013, we recorded an increase of the net realizable value of the REO in the amount of $2.3 million and $5.6 million, compared to decreases of NRV (subsequent write-downs), of $3.9 million and $13.3 million for the comparable 2012 period. Increases and write-downs of the net realizable value reflect increases or declines in value of the REO subsequent to foreclosure date, but prior to the date of sale.

The following table presents the balances of REO for continuing operations:

	June 30,	December 31,
	2013	2012
REO	$23,459	$31,116
Impairment (1)	(5,143)	(8,605)
Ending balance	$18,316	$22,511

REO inside trusts	$18,306	$22,475
REO outside trusts	10	36
Total	$18,316	$22,511

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

Results of Operations

For the Three and Six Months Ended June 30, 2013 compared to the Three and Six Months Ended June 30, 2012

	For the Three Months Ended June 30,
			Increase	%
	2013	2012	(Decrease)	Change
Revenues	$28,371	$21,779	$6,592	30%
Expenses	(24,788)	(16,853)	(7,935)	(47)
Net interest (expense) income	(207)	587	(794)	(135)
Change in fair value of long-term debt	(478)	774	(1,252)	(162)
Change in fair value of net trust assets, including trust REO gains (losses)	(607)	1,278	(1,885)	(147)
Income tax expense from continuing operations	(32)	(5)	(27)	(540)
Net earnings from continuing operations	2,259	7,560	(5,301)	(70)
Loss from discontinued operations, net	(968)	(3,113)	2,145	69
Net earnings	1,291	4,447	(3,156)	(71)
Net earnings attributable to noncontrolling interest (1)	(73)	(235)	162	69
Net earnings attributable to IMH	$1,218	$4,212	$(2,994)	(71)

Earnings per share available to common stockholders - basic	$0.14	$0.54	$(0.40)	(74)%

Earnings per share available to common stockholders - diluted	$0.14	$0.51	$(0.37)	(73)%

(1)         For the three months ended June 30, 2013 and 2012, net earnings attributable to noncontrolling interest represents the portion of the earnings of AmeriHome Mortgage Corporation (a subsidiary of IRES) that the Company does not wholly-own. As of July 1, 2013 we own 100% of AmeriHome.

	For the Six Months Ended June 30,
			Increase	%
	2013	2012	(Decrease)	Change
Revenues	$52,258	$35,355	$16,903	48%
Expenses	(48,459)	(31,556)	(16,903)	(54)
Net interest (expense) income	237	1,577	(1,340)	(85)
Change in fair value of long-term debt	(527)	682	(1,209)	(177)
Change in fair value of net trust assets, including trust REO gains (losses)	(2,106)	(1,749)	(357)	(20)
Income tax benefit (expense) from continuing operations	1,056	(35)	1,091	3,117
Net earnings from continuing operations	2,459	4,274	(1,815)	(42)
Loss from discontinued operations, net	(1,843)	(4,381)	2,538	58
Net earnings (loss)	616	(107)	723	676
Net earnings attributable to noncontrolling interest (1)	(136)	(471)	335	71
Net earnings (loss) attributable to IMH	$480	$(578)	$1,058	183%

Earnings (loss) per share available to common stockholders - basic	$0.06	$(0.07)	$0.13	186%

Earnings (loss) per share available to common stockholders - diluted	$0.08	$(0.07)	$0.15	214%

(2)         For the six months ended June 30, 2013 and 2012, net earnings attributable to noncontrolling interest represents the portion of the earnings of AmeriHome Mortgage Corporation (a subsidiary of IRES) that the Company does not wholly-own.   As of July 1, 2013 we own 100% of AmeriHome.

Revenues

	For the Three Months Ended June 30,
			Increase	%
	2013	2012	(Decrease)	Change
Gain on sale of loans, net	$19,906	$16,037	$3,869	24%
Servicing income, net	931	27	904	3348
Real estate services fees, net	5,155	5,735	(580)	(10)
Other revenues	2,379	(20)	2,399	11995
Total revenues	$28,371	$21,779	$6,592	30%

Gain on sale of loans, net.  For the three months ended June 30, 2013, gain on sale of loans, net were $19.9 million compared to $16.0 million in the comparable 2012 period. The $3.9 million increase is primarily related to a $3.2 million increase in premiums from servicing retained loan sales and a $14.7 million increase in realized and unrealized gains on derivative financial instruments, partially offset by an $8.9 million increase in mark-to-market losses on loans held-for-sale and a $5.3 million increase in net direct loan origination expenses.  The increase was associated with $780.1 million and $704.7 million of loans originated and sold, respectively, during the three months ended June 30, 2013, as compared to $532.5 million and $474.5 million of loans originated and sold, respectively, during the same period in 2012.

Servicing income, net.  For the three months ended June 30, 2013, servicing income, net was $931 thousand compared to $27 thousand in the comparable 2012 period.  The increase in servicing income, net was the result of the servicing portfolio increasing 138% to an average quarterly balance of $1.9 billion for the three months ended June 30, 2013 as compared to an average quarterly balance of $794.1 million for the three months ended June 30, 2012.

Real estate services fees, net.  For the three months ended June 30, 2013, real estate services fees, net were $5.2 million compared to $5.7 million in the comparable 2012 period. The $580 thousand decrease was primarily the result of the decline in loans and the balance of the long-term mortgage portfolio.

Other revenues.  For the three months ended June 30, 2013, other revenues were $2.4 million compared to an expense of $20 thousand in the comparable 2012 period.  The increase in other revenues was the result of a $1.8 million mark-to-market adjustment on the servicing portfolio at June 30, 2013 as compared to a downward mark to market adjustment of $632 thousand at June 30, 2012.  The increase in mark to market adjustment on the servicing portfolio is the result of the significant increase in interest rates during the quarter ended June 30, 2013.

	For the Six Months Ended June 30,
			Increase	%
	2013	2012	(Decrease)	Change
Gain on sale of loans, net	$36,598	$24,982	$11,616	46%
Servicing income, net	1,941	88	1,853	2106
Real estate services fees, net	9,583	10,380	(797)	(8)
Other revenues	4,136	(95)	4,231	4454
Total revenues	$52,258	$35,355	$16,903	48%

Gain on sale of loans, net.  For the six months ended June 30, 2013, gain on sale of loans, net were $36.6 million compared to $25.0 million in the comparable 2012 period. The $11.6 million increase is primarily related to a $5.2 million increase in premiums received from the sale of mortgage loans, a $5.6 million increase in premiums from servicing retained loan sales and a $16.7 million increase in realized and unrealized gains on derivative financial instruments, partially offset by an $8.5 million increase in mark-to-market losses on loans held for sale and a $7.0 million increase in net direct loan origination expenses.  The increase was associated with $1.5 billion and $1.3 billion of loans originated and sold, respectively, during the six months ended June 30, 2013, as compared to $897.7 million and $830.2 million of loans originated and sold, respectively, during the same period in 2012.

Servicing income, net.  For the six months ended June 30, 2013, servicing income, net was $1.9 million compared to $88 thousand in the comparable 2012 period.  The increase in servicing income, net was primarily the result of the servicing portfolio increasing 139% to an average balance of $1.7 billion for the six months ended June 30, 2013 as compared to an average balance of $731.1 million for the six months ended June 30, 2012.  Additionally, servicing income, net increased due to a reduction in loss mitigation costs.  Servicing income, net includes certain loss mitigation costs associated with the acquired servicing portfolio from the 2010 acquisition of AmeriHome for defaulted loans, foreclosures and bankruptcies.

Real estate services fees, net.  For the six months ended June 30, 2013, real estate services fees, net were $9.6 million compared to $10.4 million in the comparable 2012 period. The $797 thousand decrease was primarily the result of the decline in loans and the balance of the long-term mortgage portfolio.

Other revenues.  For the six months ended June 30, 2013, other revenues were $4.1 million compared to an expense of $95 thousand in the comparable 2012 period.  The increase in other revenues was the result of $3.1 million in mark-to-market adjustments on the servicing portfolio during the six months ended June 30, 2013 as compared to downward mark-to-market adjustments of $375 thousand during the six months ended June 30, 2012.  The increase in mark to market adjustment on the servicing portfolio is the result of the significant increase in interest rates during the quarter ended June 30, 2013.

Expenses

	For the Three Months Ended June 30,
			Increase	%
	2013	2012	(Decrease)	Change
Personnel expense	$18,171	$12,286	$5,885	48%
General, administrative and other	6,617	4,567	2,050	45
Total expenses	$24,788	$16,853	$7,935	47%

Total expenses were $24.8 million for the three months ended June 30, 2013, compared to $16.9 million for the comparable period of 2012. The $7.9 million increase in expense was primarily attributable to an increase in personnel and related costs associated with the growth of our mortgage lending platform. Total personnel grew to 663 employees at June 30, 2013 as compared to 468 employees at June 30, 2012.  We had an increase in personnel expense associated with the anticipated growth of our mortgage lending platform, as we had expected interest rates to remain low through year end.  However, with the abrupt and unprecedented increase of over 100 basis points in interest rates during the second quarter, the industry has experienced a significant decrease in refinancing activities.  As a result, our personnel expenses were higher than normal relative to our production levels.  In response to the movement in interest rates and lower refinance volumes, we have reduced staff levels in our mortgage lending segment.  We will continue to monitor our pipeline and staffing levels to maximize efficiencies and maintain service levels based upon origination volumes.

General, administrative and other expenses increased to $6.6 million for the three months ended June 30, 2013, compared to $4.6 million for the same period in 2012.  The $2.1 million increase was primarily related to occupancy, professional fees, marketing and other expenses attributable to the growth of our mortgage lending platform.

	For the Six Months Ended June 30,
			Increase	%
	2013	2012	(Decrease)	Change
Personnel expense	$34,999	$22,750	$12,249	54%
General, administrative and other	13,460	8,806	4,654	53
Total expenses	$48,459	$31,556	$16,903	54%

Total expenses were $48.5 million for the six months ended June 30, 2013, compared to $31.6 million for the comparable period of 2012. The $16.9 million increase in expense was primarily attributable to an increase in personnel and related costs associated with the growth our mortgage lending platform as explained above.

General, administrative and other expenses increased to $13.5 million for the six months ended June 30, 2013, compared to $8.8 million for the same period in 2012.  The $4.7 million increase was primarily related to occupancy, professional fees, marketing and other expenses attributable to the growth of our mortgage lending platform along with a $700 thousand legal settlement expense within the mortgage lending operations.

Net Interest (Expense) Income

We earn net interest income primarily from mortgage assets which include securitized mortgage collateral, loans held-for-sale and investment securities available-for-sale, or collectively, “mortgage assets,” and, to a lesser extent, interest income earned on cash and cash equivalents. Interest expense is primarily interest paid on borrowings secured by mortgage assets, which include securitized mortgage borrowings and warehouse borrowings and to a lesser extent, interest expense paid on long-term debt, Convertible Notes, notes payable and line of credit. Interest income and interest expense during the period primarily represents the effective yield, based on the fair value of the trust assets and liabilities.

The following tables summarize average balance, interest and weighted average yield on interest-earning assets and interest-bearing liabilities, included within continuing operations, for the periods indicated. Cash receipts and payments on derivative instruments hedging interest rate risk related to our securitized mortgage borrowings are not included in the results below. These cash receipts and payments are included as a component of the change in fair value of net trust assets.

	For the Three Months Ended June 30,
	2013			2012
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Securitized mortgage collateral	5,732,048	76,256	5.32%	5,501,904	126,320	9.18%
Loans held-for-sale	145,063	1,252	3.45%	64,864	635	3.92%
Other	16,687	18	0.43%	5,889	18	1.22%
Total interest-earning assets	$5,893,798	$77,526	5.26%	$5,572,657	$126,973	9.11%

LIABILITIES
Securitized mortgage borrowings	$5,725,605	$74,985	5.24%	$5,502,777	$124,297	9.04%
Long-term debt	13,867	986	28.44%	12,058	969	32.14%
Note payable	711	104	58.51%	6,398	462	28.88%
Convertible Notes	13,846	261	7.54%	—	—	0.00%
Warehouse borrowings	138,181	1,397	4.04%	62,810	658	4.19%
Total interest-bearing liabilities	$5,892,210	$77,733	5.28%	$5,584,043	$126,386	9.05%

Net Interest Spread (1)		$(207)	-0.02%		$587	0.06%
Net Interest Margin (2)			-0.01%			0.04%

(1)       Net interest spread is calculated by subtracting the weighted average yield on interest-bearing liabilities from the weighted average yield on interest-earning assets.

(2)         Net interest margin is calculated by dividing net interest spread by total average interest-earning assets.

Net interest income spread decreased $794 thousand for the three months ended June 30, 2013 primarily attributable to a decrease in net interest spread on the long-term mortgage portfolio due to increases in pricing and the corresponding reduction in investor yield requirements between periods on securitized mortgage collateral and securitized mortgage borrowings as well as a decrease in the balance of the long-term mortgage portfolio and an increase in interest expense associated with the issuance of the Convertible Notes during the second quarter of 2013. The decrease was partially offset by a decrease in interest expense on the note payable. Additionally, the negative interest carry between the warehouse borrowings and loans held-for-sale is causing further reductions on the net interest spread. As a result, net interest margin decreased from 0.06% for the three months ended June 30, 2012 to (0.02)% for the three months ended June 30, 2013.

During the three months ended June 30, 2013, the yield on interest-earning assets decreased to 5.26% from 9.11% in the comparable 2012 period. The yield on interest-bearing liabilities decreased to 5.28% for the three months ended June 30, 2013 from 9.05% for the comparable 2012 period. In connection with the fair value accounting for investment securities available-for-sale, securitized mortgage collateral and borrowings and long-term debt, interest income and interest expense is recognized using effective yields based on estimated fair values for these instruments. The decrease in yield for securitized mortgage collateral and securitized mortgage borrowings is primarily related to increased prices on mortgage-backed bonds which resulted in a decrease in yield. Bond prices received from pricing services and other market participants have increased over the past few quarters as investor’s demand for mortgage-backed securities has increased. This has resulted in an increase in fair value for both securitized mortgage collateral and securitized mortgage borrowings. These increases in fair value have decreased the effective yields used for purposes of recognizing interest income and interest expense on these instruments.

	For the Six Months Ended June 30,
	2013			2012
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Securitized mortgage collateral	5,750,660	164,533	5.72%	5,484,270	268,517	9.79%
Loans held-for-sale	121,501	2,083	3.43%	59,765	1,141	3.82%
Other	13,962	40	0.57%	6,011	43	1.43%
Total interest-earning assets	$5,886,123	$166,656	5.66%	$5,550,046	$269,701	9.72%

LIABILITIES
Securitized mortgage borrowings	$5,742,889	$161,525	5.63%	$5,486,818	$264,106	9.63%
Long-term debt	13,489	1,940	28.76%	11,892	1,881	31.63%
Note payable	1,766	303	34.31%	6,068	922	30.39%
Convertible Notes	6,961	261	7.50%	—	—	0.00%
Warehouse borrowings	115,956	2,390	4.12%	58,119	1,215	4.18%
Total interest-bearing liabilities	$5,881,061	$166,419	5.66%	$5,562,897	$268,124	9.64%

Net Interest Spread (1)		$237	0.00%		$1,577	0.08%
Net Interest Margin (2)			0.01%			0.06%

(1)       Net interest spread is calculated by subtracting the weighted average yield on interest-bearing liabilities from the weighted average yield on interest-earning assets.

(2)         Net interest margin is calculated by dividing net interest spread by total average interest-earning assets.

Net interest income spread decreased $1.3 million for the six months ended June 30, 2013 primarily attributable to a decrease in net interest spread on the long-term mortgage portfolio due to increases in pricing and the corresponding reduction in investor yield requirements between periods on securitized mortgage collateral and securitized mortgage borrowings as well as a decrease in the balance of the long-term mortgage portfolio and an increase in interest expense associated with the issuance of the Convertible Notes during the second quarter of 2013.  The decrease was partially offset by a decrease in interest expense on the note payable. Additionally, the negative interest carry between the warehouse borrowings and loans held-for-sale is causing further reductions on the net interest spread. As a result, net interest margin decreased from 0.08% for the six months ended June 30, 2012 to 0.0% for the six months ended June 30, 2013.

During the six months ended June 30, 2013, the yield on interest-earning assets decreased to 5.66% from 9.72% in the comparable 2012 period. The yield on interest-bearing liabilities decreased to 5.66% for the six months ended June 30, 2013 from 9.64% for the comparable 2012 period. In connection with the fair value accounting for investment securities available-for-sale, securitized mortgage collateral and borrowings and long-term debt, interest income and interest expense is recognized using effective yields based on estimated fair values for these instruments. The decrease in yield for securitized mortgage collateral and securitized mortgage borrowings is primarily related to increased prices on mortgage-backed bonds which resulted in a decrease in yield. Bond prices received from pricing services and other market participants have increased over the past few quarters as investor’s demand for mortgage-backed securities has increased. This has resulted in an increase in fair value for both securitized mortgage collateral and securitized mortgage borrowings. These increases in fair value have decreased the effective yields used for purposes of recognizing interest income and interest expense on these instruments.

Change in the fair value of long-term debt.

Change in the fair value of long-term debt was a loss of $478 thousand for the three months ended June 30, 2013, compared to a gain of $774 thousand for the comparable 2012 period as a result of the increase in the estimated fair value of long-term debt. The increase in the estimated fair value of long-term debt was the result of an increase in forward LIBOR interest rates. Long-term debt (consisting of trust preferred securities and junior subordinated notes) is measured based upon an analysis prepared by the Company, which considers the Company’s own credit risk, including consideration of settlements with trust preferred debt holders and discounted cash flow analyses.

Change in the fair value of long-term debt was a loss of $527 thousand for the six months ended June 30, 2013, compared to a gain of $682 thousand for the comparable 2012 period as a result of the increase in the estimated fair value of long-term debt. The increase in the estimated fair value of long-term debt was the result of an increase in forward LIBOR interest rates. Long-term debt (consisting of trust preferred securities and junior subordinated notes) is measured based upon an analysis prepared by the Company, which considers the Company’s own credit risk, including consideration of settlements with trust preferred debt holders and discounted cash flow analyses.

Change in fair value of net trust assets, including trust REO gains (losses)

	For the Three Months
	Ended June 30,
	2013	2012
Change in fair value of net trust assets, excluding REO	$(2,953)	$5,160
Gains (losses) from REO	2,346	(3,882)
Change in fair value of net trust assets, including trust REO gains (losses)	$(607)	$1,278

Change in fair value of net trust assets, including trust REO gains (losses) - Since the consolidated and unconsolidated securitization trusts are nonrecourse to us, our economic risk is limited to the residual interests in these securitization trusts. To understand the economics on the residual interests in securitizations better, it is necessary to consider the net effect of changes in fair value of net trust assets and losses from REO. All estimated future losses are included in the estimate of the fair value of securitized mortgage collateral, REO and securitized mortgage borrowings. Losses on REO are a nonfinancial asset which is the only component of trust assets and liabilities that is not recorded at fair value. The net effect of changes in value related to the investment in all trust assets and liabilities is shown as change in fair value of net trust assets, including trust REO gains (losses).

The change in fair value related to our net trust assets (residual interests in securitizations) was an expense of $607 thousand for the three months ended June 30, 2013, compared to income of $1.3 million for the three months ended June 30, 2012.  The change in fair value of net trust assets, including REO was due to net losses resulting from changes in fair value of securitized mortgage borrowings, securitized mortgage collateral and investment securities available-for-sale primarily associated with updating assumptions of increased collateral losses in the future and higher interest rates and a $2.3 million increase in NRV of REO during the period attributed to lower expected loss severities on properties held in the long-term mortgage portfolio during the period.

For the three months ended June 30, 2012, the $1.3 million change in fair value of net trust assets, including REO was due to changes in fair values of securitized mortgage borrowings, securitized mortgage collateral and investment securities available-for sale and $3.9 million in additional impairment write-downs of REOs during the period attributed to higher expected loss severities on properties held in the long-term mortgage portfolio during the period which resulted in a decrease to NRV.

	For the Six Months
	Ended June 30,
	2013	2012
Change in fair value of net trust assets, excluding REO	$(7,662)	$11,560
Gains (losses) from REO	5,556	(13,309)
Change in fair value of net trust assets, including trust REO gains (losses)	$(2,106)	$(1,749)

The change in fair value related to our net trust assets (residual interests in securitizations) was a loss of $2.1 million for the six months ended June 30, 2013, compared to a loss of $1.7 million in the comparable 2012 period. The change in fair value of net trust assets, including REO was due to changes in fair value of securitized mortgage borrowings, securitized mortgage collateral and investment securities available-for-sale primarily associated with updating assumptions of increased collateral losses in the future and higher interest rates and a $5.6 million increase in NRV of REO during the period attributed to lower expected loss severities on properties held in the long-term mortgage portfolio during the period.

For the six months ended June 30, 2012, the ($1.7) million change in fair value of net trust assets, including REO was due to changes in fair value of securitized mortgage collateral, securitized mortgage borrowings and investment securities available-for sale and $13.3 million in additional impairment write-downs during the period attributed to higher expected loss severities on properties held during the period.

Income Taxes

We recorded income tax expense (benefit) of $32 thousand and ($1.1) million for the three and six months ended June 30, 2013, respectively. We recorded income tax expense of $5 thousand and $35 thousand for the three and six months ended June 30, 2012, respectively. The ($1.1) million income tax benefit for the six months ended June 2013, is the result of the inclusion of AmeriHome in the IMH federal and California consolidated tax returns as a result of increasing our ownership in AmeriHome to 80% during the first quarter of 2013.  The tax benefit is from the use of net operating losses to offset AmeriHome’s deferred tax liabilities.  The income tax expense for 2012 is the result of state income taxes primarily from states where the Company does not have net operating loss (NOL) carry-forwards.

As of December 31, 2012, we had estimated federal NOL carry-forwards of approximately $489.4 million and $419.0 million, respectively, of which approximately $286.2 million (federal) related to discontinued operations. The use of NOL carry-forwards in California were suspended from 2008 through 2011.

We have significant NOL carry-forwards from prior years. With the improvements in earnings from our continuing operations, we may be able to generate sufficient taxable income in future years to utilize these loss carry-forwards, however, at June 30, 2013, we have recognized a full valuation allowance against these NOL carry-forwards in our consolidated balance sheets.

Results of Operations by Business Segment

Our business segments include mortgage lending, real estate services and the long-term mortgage portfolio as follows:

Mortgage Lending

Condensed Statements of Operations Data

	For the Three Months Ended June 30,
			Increase	%
	2013	2012	(Decrease)	Change
Gain on sale of loans, net	$19,906	$16,037	$3,869	24%
Servicing income, net	931	27	904	3,348
Other revenue	2,004	(915)	2,919	319
Total revenues	22,841	15,149	7,692	51

Other income (expense)	(148)	(24)	(124)	(517)

Personnel expense	(16,029)	(9,379)	(6,650)	(71)
General, administrative and other	(3,165)	(1,688)	(1,477)	(88)
Net earnings before income taxes	$3,499	$4,058	$(559)	(14)%

For the three months ended June 30, 2013, gain on sale of loans, net were $19.9 million compared to $16.0 million in the comparable 2012 period. The $3.9 million increase is primarily related to a $3.2 million increase in premiums from servicing retained loan sales and a $14.7 million increase in realized and unrealized gains on derivative financial instruments, partially offset by an $8.9 million increase in mark-to-market losses on loans held-for-sale and a $5.3 million increase in net direct loan origination expenses.  The increase was associated with $780.1 million and $704.7 million of loans originated and sold, respectively, during the three months ended June 30, 2013, as compared to $532.5 million and $474.5 million of loans originated and sold, respectively, during the same period in 2012.

For the three months ended June 30, 2013, servicing income, net was $931 thousand compared to $27 thousand in the comparable 2012 period.  The increase in servicing income, net was primarily the result of the servicing portfolio increasing 138% to an average quarterly balance of $1.9 billion for the three months ended June 30, 2013 as compared to an average quarterly balance of $794.1 million for the three months ended June 30, 2012.

For the three months ended June 30, 2013, other revenues were $2.0 million compared to an expense of $915 thousand in the comparable 2012 period.  The increase in other revenues was the result of a $1.8 million mark to market adjustment on the servicing portfolio at June 30, 2013 as compared to a downward mark to market adjustment of $632 thousand at June 30, 2012.  The increase in mark to market adjustment on the servicing portfolio is the result of the significant increase in interest rates during the quarter ended June 30, 2013.

The $6.7 million increase in personnel expense was attributable to personnel and related costs primarily due to salaries and commissions associated with the growth of our mortgage lending platform. The number of mortgage lending employees grew to approximately 540 at June 30, 2013 as compared to approximately 375 at June 30, 2012.  With the expectation of interest rates remaining low until the end of 2013, and hence higher lending volumes, we maintained greater lending capacity to accommodate higher volumes.  In addition, the implementation of our new loan origination system is requiring some additional personnel while we migrate from one system to another.  As a result, our personnel expenses were higher than normal relative to production levels.  In response to the movement in interest rates and lower refinance volumes, we have reduced staff levels in our mortgage lending operations.  We will continue to monitor our pipeline and staffing levels to maximize efficiencies and maintain service levels based upon origination volumes.

The $1.5 million increase in general, administrative and other expense is primarily related to costs incurred associated with building out the retail lending channel including occupancy expense and related expenses for additional offices.  In addition, as we strive to increase brand awareness, increase purchase transactions and maximize other mortgage lead sources, we have incurred additional marketing costs.  General, administrative and other expense also includes a non-operational $700 thousand settlement expense recorded during the first quarter of 2013.

	For the Six Months Ended June 30,
			Increase	%
	2013	2012	(Decrease)	Change
Gain on sale of loans, net	$36,598	$24,982	$11,616	46%
Servicing income, net	1,941	88	1,853	2,106
Other revenue	3,295	(619)	3,914	632
Total revenues	41,834	24,451	17,383	71

Other income (expense)	(305)	(91)	(214)	(235)

Personnel expense	(30,107)	(16,681)	(13,426)	(80)
General, administrative and other	(7,190)	(3,158)	(4,032)	(128)
Net earnings before income taxes	$4,232	$4,521	$(289)	(6)%

For the six months ended June 30, 2013, gain on sale of loans, net were $36.6 million compared to $25.0 million in the comparable 2012 period. The $11.6 million increase is primarily related to a $5.2 million increase in premiums received from the sale of mortgage loans, a $5.6 million increase in premiums from servicing retained loan sales and a $16.7 million increase in realized and unrealized gains on derivative financial instruments, partially offset by an $8.5 million increase in mark-to-market losses on loans held for sale and a $7.0 million increase in net direct loan origination expenses.  The increase was associated with $1.5 billion and $1.3 billion of loans originated and sold, respectively, during the six months ended June 30, 2013, as compared to $897.7 million and $830.2 million of loans originated and sold, respectively, during the same period in 2012.

For the six months ended June 30, 2013, servicing income, net was $1.9 million compared to $88 thousand in the comparable 2012 period.  The increase in servicing income, net was the result of the servicing portfolio increasing 139% to an average balance of $1.7 billion for the six months ended June 30, 2013 as compared to an average balance of $731.1 million for the six months ended June 30, 2012.  Additionally, servicing income, net increased due to a reduction in loss mitigation costs.  Servicing income, net includes certain loss mitigation costs associated with the acquired servicing portfolio from the 2010 acquisition of AmeriHome for defaulted loans, foreclosures and bankruptcies.

For the six months ended June 30, 2013, other revenues were $3.3 million compared to an expense of $619 thousand in the comparable 2012 period.  The increase in other revenues was the result of $3.1 million in mark to market adjustments on the servicing portfolio during the six months ended June 30, 2013 as compared to downward mark to market adjustments of $374 thousand during the six months ended June 30, 2012.  The increase in mark to market adjustment on the servicing portfolio is the result of the significant increase in interest rates during the quarter ended June 30, 2013.

The $13.4 million increase in personnel expense was attributable to personnel and related costs primarily due to salaries and commissions associated with the growth of our mortgage lending platform. The number of mortgage lending employees grew to approximately 540 at June 30, 2013 as compared to approximately 375 at June 30, 2012.  See aforementioned discussion on interest rates and staffing levels as explained above.

The $4.0 million increase in general, administrative and other expense is primarily related to costs incurred associated with building out the retail lending channel including occupancy expense and related expenses for additional offices.  In addition, as we strive to increase brand awareness, increase purchase transactions and maximize other mortgage lead sources, we have incurred additional marketing costs.  General, administrative and other expense also includes a non-operational $700 thousand settlement expense recorded during the first quarter of 2013.

Real Estate Services

	For the Three Months Ended June 30,
			Increase	%
	2013	2012	(Decrease)	Change
Real estate services fees, net	$5,155	$5,735	$(580)	(10)%

Other income (expense)	5	5	—	—

Personnel expense	(1,568)	(1,843)	275	15
General, administrative and other	(237)	(265)	28	11
Net earnings before income taxes	$3,355	$3,632	$(277)	(8)%

For the three months ended June 30, 2013, real estate services fees, net were $5.2 million compared to $5.7 million in the comparable 2012 period. The $580 thousand decrease in real estate services fees, net was the result of a $248 thousand decrease in real estate and recovery fees, a $209 thousand decrease in real estate services and a $123 thousand decrease in loss mitigation fees, primarily due to the decline in loans and the balance of the long-term mortgage portfolio.

	For the Six Months Ended June 30,
			Increase	%
	2013	2012	(Decrease)	Change
Real estate services fees, net	$9,583	$10,380	$(797)	(8)%

Other income (expense)	11	15	(4)	(27)

Personnel expense	(3,452)	(3,442)	(10)	(0)
General, administrative and other	(492)	(595)	103	17
Net earnings before income taxes	$5,650	$6,358	$(708)	(11)%

For the six months ended June 30, 2013, real estate services fees, net were $9.6 million compared to $10.4 million in the comparable 2012 period. The $797 thousand decrease in real estate services fees, net was the result of a $773 thousand decrease in real estate services and a $94 thousand decrease in real estate and recovery fees.  Partially offsetting this decrease was an increase of $70 thousand in loss mitigation fees.

Long-term Mortgage Portfolio

	For the Three Months Ended June 30,
			Increase	%
	2013	2012	(Decrease)	Change
Other revenue	$375	$895	(520)	(58)%

Personnel expense	(573)	(1,064)	491	46
General, administrative and other	(3,216)	(2,614)	(602)	(23)
Total expenses	(3,789)	(3,678)	(111)	(3)

Net interest (expense) income	(64)	606	(670)	(111)
Change in fair value of long-term debt	(478)	774	(1,252)	(162)
Change in fair value of net trust assets, including trust REO gains (losses)	(607)	1,278	(1,885)	(147)
Total other income (expense)	(1,149)	2,658	(3,807)	(143)
Net loss before income taxes	$(4,563)	$(125)	$(4,438)	(3550)%

The increase in general, administrative and other expense for the three months ended June 30, 2013 is related to an increase in legal and professional fees as well as an increase in occupancy expense as compared to June 30, 2012.

Net interest spread decreased $670 thousand for the three months ended June 30, 2013 primarily attributable to a decrease in net interest spread on the long-term mortgage portfolio due to increases in pricing and the corresponding reduction in investor yield requirements between periods on securitized mortgage collateral and securitized mortgage borrowings as well as a decrease in the balance of the long-term mortgage portfolio and an increase in interest expense associated with the issuance of the Convertible Notes during the second quarter of 2013. The decrease was partially offset by a decrease in interest expense on the note payable.

Change in the fair value of long-term debt was a loss of $478 thousand for the three months ended June 30, 2013, compared to a gain of $774 thousand for the comparable 2012 period as a result of the increase in the estimated fair value of long-term debt. The increase in the estimated fair value of long-term debt was the result of an increase in forward LIBOR interest rates.

Change in fair value related to our net trust assets (residual interests in securitizations) was a loss of $607 thousand for the three months ended June 30, 2013, compared to a gain of $1.3 million for the three months ended June 30, 2012.  The change in fair value of net trust assets, including REO was due to losses resulting from changes in fair value of securitized mortgage borrowings, securitized mortgage collateral and investment securities available-for-sale primarily associated with updating assumptions of increased collateral losses in the future and higher interest rates and a $2.3 million increase in NRV of REO during the period was attributed to lower expected loss severities on properties held during the period.

	For the Six Months Ended June 30,
			Increase	%
	2013	2012	(Decrease)	Change
Other revenue	$841	$524	317	60%

Personnel expense	(1,439)	(2,627)	1,188	45
General, administrative and other	(5,779)	(5,053)	(726)	(14)
Total expenses	(7,218)	(7,680)	462	6

Net interest income	531	1,653	(1,122)	(68)
Change in fair value of long-term debt	(527)	682	(1,209)	(177)
Change in fair value of net trust assets, including trust REO gains (losses)	(2,106)	(1,749)	(357)	(20)
Total other income (expense)	(2,102)	586	(2,688)	(459)
Net loss before income taxes	$(8,479)	$(6,570)	$(1,909)	(29)%

The increase in general, administrative and other expense for the six months ended June 30, 2013 is related to an increase in legal and professional fees as well as an increase in occupancy expense as compared to June 30, 2012.

Net interest income decreased $1.1 million for the six months ended June 30, 2013 primarily attributable to a decrease in net interest spread on the long-term mortgage portfolio due to increases in pricing and the corresponding reduction in investor yield requirements between periods on securitized mortgage collateral and securitized mortgage borrowings as well as a decrease in the balance of the long-term mortgage portfolio and an increase in interest expense associated with the issuance of the Convertible Notes during the second quarter of 2013.  The decrease was partially offset by a decrease in interest expense on the note payable.

Change in the fair value of long-term debt was a loss of $527 thousand for the six months ended June 30, 2013, compared to a gain of $682 thousand for the comparable 2012 period as a result of the increase in the estimated fair value of long-term debt. The increase in the estimated fair value of long-term debt was the result of an increase in forward LIBOR interest rates.

Change in fair value related to our net trust assets (residual interests in securitizations) was a loss of $2.1 million for the six months ended June 30, 2013, compared to a loss of $1.7 million in the comparable 2012 period. The change in fair value of net trust assets, including REO was due to changes in fair value of securitized mortgage borrowings, securitized mortgage collateral and investment securities available-for-sale primarily associated with updating assumptions of increased collateral losses in the future and higher interest rates and a $5.6 million increase in NRV of REO during the period attributed to lower expected loss severities on properties held during the period.

Discontinued Operations

	For the Three Months Ended June 30,
			Increase	%
	2013	2012	(Decrease)	Change
Provision for repurchases	$(705)	$(2,297)	$1,592	69%
Total other expense	(263)	(816)	553	68
Net loss before income taxes	$(968)	$(3,113)	$2,145	69%

Provision for repurchases decreased $1.6 million to a provision of $705 thousand for the three months ended June 30, 2013, compared to a provision of $2.3 million for the same period in 2012.  The decrease is the result of decreases in estimated repurchase losses during the three months ended June 30, 2013 related to repurchase claims received from Fannie Mae as compared to the same period in 2012.  Additionally, during the three months ended June 30, 2013, we paid approximately $1.1 million to settle previous repurchase claims related to our previously discontinued operations.

Total other expense decreased $553 thousand between periods primarily due to a decrease in legal and professional expenses.

	For the Six Months Ended June 30,
			Increase	%
	2013	2012	(Decrease)	Change
Provision for repurchases	$(1,312)	$(2,800)	$1,488	53%
Total other expense	(531)	(1,581)	1,050	66
Net loss before income taxes	$(1,843)	$(4,381)	$2,538	58%

Provision for repurchases decreased $1.5 million to a provision of $1.3 million for the six months ended June 30, 2013, compared to a provision of $2.8 million for the same period in 2012.  The decrease is the result of decreases in estimated repurchase losses during the six months ended June 30, 2013 related to repurchase claims received from Fannie Mae as compared to the same period in 2012.  Additionally, during the six months ended June 30, 2013, we paid approximately $2.5 million to settle previous repurchase claims related to our previously discontinued operations.

Total other expense decreased $1.1 million between periods primarily due to a decrease in legal and professional expenses.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

On May 15, 2013, a matter was filed in US District Court, Central District of California, entitled Wilmington Trust Company, in its individual capacity, and as Owner Trustee of Impac Secured Assets CMN Trust Series 1998-1 and Impac CMB Trust Series 1999-1, 1999-2, 2000-1, 2000-2, 2001-4, 2002-1, and 2003-5 v. Impac Secured Assets Corp., et al.  The action alleges the defendants owe the plaintiff indemnification for settlements that the plaintiff allegedly entered into in connection with the Gilmor, et al. v. Preferred Credit Corp., et al. matter previously described.  The plaintiff seeks declaratory and injunctive relief and unspecified damages.

We are a party to other litigation and claims which are normal in the course of our operations. While the results of such other litigation and claims cannot be predicted with certainty, we believe the final outcome of such matters will not have a material adverse effect on our financial condition or results of operations.

We believe that we have meritorious defenses to the above claims and intend to defend these claims vigorously and as such we believe the final outcome of such matters will not have a material adverse effect on our financial condition or results of operations. Nevertheless, litigation is uncertain and we may not prevail in the lawsuits and can express no opinion as to their ultimate resolution. An adverse judgment in any of these matters could have a material adverse effect on our financial position and results of operations.

Please refer to IMH’s report on Form 10-K for the year ended December 31, 2012 and subsequent Form 10-Q filings for a description of litigation and claims.

ITEM 1A:  RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2012, includes a detailed discussion of our risk factors.  Such risks have not changed during 2013.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 26, 2013, as the second installment payment under the Settlement Agreement with Citigroup Global Market, Inc. (“Citigroup”), the Company issued 100,000 shares of common stock, which equals approximately $1.03 million based on the opening price of $10.35 on that date. The issuance of the shares was made in reliance upon the exemption from registration under Section 3(a)(10) of the Securities Act of 1933, as amended. As previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, on December 20, 2012, the Company entered into a Settlement Agreement with Citigroup regarding a lawsuit initially filed on May 26, 2011 in the U.S. District Court of Central District of California.  Pursuant to the Settlement Agreement, the Company agreed to pay Citigroup an aggregate of $3.1 million within a 12 month period, which can be paid in shares of common stock or cash at the Company’s discretion, and the Company may be required to true-up proceeds from the sales of shares with the issuance of additional shares to Citigroup.  On January 24, 2013, the court approved the Settlement Agreement, which included the issuance of shares of the Company’s common stock.  As previously reported in the Company’s Form 10-Q for the period ended March 31, 2013, the Company initially issued to Citigroup 84,942 shares of common stock on January 30, 2013.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:  MINE SAFETY DISCLOSURES

None.

ITEM 5:  OTHER INFORMATION

Amendments to Master Repurchase Agreements

On June 21, 2013, the Company entered into a Seventh Amendment to the Master Repurchase Agreement with Customers Bank increasing the maximum borrowing capacity from $60.0 million to $75.0 million, as well as, among other things, extending the termination date to June 20, 2014, and amending certain terms and fees.

On May 28, 2013, the warehouse facility under the Master Repurchase Agreement with Alliance Bank was amended increasing the borrowing capacity from $30.0 million to $40.0 million, and amending certain financial covenants and the pricing schedule.

On June 1, 2013, the Credit Agreement with Wells Fargo Bank was amended extending the expiration to June 1, 2014 and revising certain covenants.

The information set forth above is included herewith for the purpose of providing the disclosure required under “Item 1.01- Entry into a Material Definitive Agreement” and “Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant” of Form 8-K.

In April 2013, the Company fully satisfied the remaining scheduled payments on the structured debt evidenced by the indenture with Deutsche Bank National Trust Company as trustee.  This information is included herewith for the purpose of providing the disclosure required under “Item 1.02- Termination of a Material Definitive Agreement” of Form 8-K.

ITEM 6:  EXHIBITS

(a)	Exhibits:
10.1	Seventh Amendment dated June 21, 2013 to Master Repurchase Agreement with Customers Bank.
10.2	Amendment dated May 28, 2013 to Master Repurchase Agreement with Alliance Bank.
10.3	Fourth Amendment dated June 1, 2013 to Line of Credit Agreement dated April 1, 2013 with Wells Fargo Bank.
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*

The following materials from Impac Mortgage Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Cash Flows, and (4) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

August 12, 2013