Form 10-Q
period 2013-09-30
IMPAC MORTGAGE HOLDINGS INC
filed 2013-11-12
CIK 1000298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

There were 8,883,113 shares of common stock outstanding as of November 08, 2013.

IMPAC MORTGAGE HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1.                CONSOLIDATED FINANCIAL STATEMENTS

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Cash and cash equivalents	$15,669	$12,711
Restricted cash	1,832	3,230
Mortgage loans held-for-sale	125,604	118,786
Mortgage servicing rights	27,857	10,703
Securitized mortgage trust assets	5,467,957	5,810,506
Assets of discontinued operations	3,035	52
Other assets	27,993	30,600
Total assets	$5,669,947	$5,986,588

LIABILITIES
Warehouse borrowings	$114,435	$107,604
Notes payable	20	3,451
Convertible notes	20,000	—
Long-term debt	14,966	12,731
Securitized mortgage trust liabilities	5,455,401	5,794,656
Liabilities of discontinued operations	14,216	18,808
Other liabilities	22,596	19,495
Total liabilities	5,641,634	5,956,745

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Series A junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none issued or outstanding	—	—
Series B 9.375% redeemable preferred stock, $0.01 par value; liquidation value $16,640; 2,000,000 shares authorized, 665,592 noncumulative shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	7	7
Series C 9.125% redeemable preferred stock, $0.01 par value; liquidation value $35,127; 5,500,000 shares authorized; 1,405,086 noncumulative shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	14	14
Common stock, $0.01 par value; 200,000,000 shares authorized; 8,875,790 and 8,474,017 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	89	85
Additional paid-in capital	1,082,900	1,079,083
Net accumulated deficit:
Cumulative dividends declared	(822,520)	(822,520)
Retained deficit	(232,177)	(227,709)
Net accumulated deficit	(1,054,697)	(1,050,229)
Total Impac Mortgage Holdings, Inc. stockholders’ equity	28,313	28,960
Noncontrolling interest	—	883
Total stockholders’ equity	28,313	29,843
Total liabilities and stockholders’ equity	$5,669,947	$5,986,588

See accompanying notes to consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Revenues:
Gain on sale of loans, net	$11,103	$25,043	$47,701	$50,025
Servicing income, net	989	294	2,929	382
Real estate services fees, net	4,933	5,328	14,516	15,707
Other (expense) revenue	(191)	(138)	3,945	(232)
Total revenues	16,834	30,527	69,091	65,882
Expenses:
Personnel expense	14,833	16,602	49,832	39,352
General, administrative and other	6,283	5,000	19,811	13,805
Total expenses	21,116	21,602	69,643	53,157
Other income (expense):
Interest income	74,216	115,091	240,872	384,792
Interest expense	(74,418)	(114,794)	(240,836)	(382,918)
Change in fair value of long-term debt	75	190	(453)	872
Change in fair value of net trust assets, including trust REO gains (losses)	(271)	(2,450)	(2,377)	(4,199)
Total other expense	(398)	(1,963)	(2,794)	(1,453)
(Loss) earnings from continuing operations before income taxes	(4,680)	6,962	(3,346)	11,272
Income tax (benefit) expense from continuing operations	(9)	8	(1,065)	44
Net (loss) earnings from continuing operations	(4,671)	6,954	(2,281)	11,228
Loss from discontinued operations, net of tax	(277)	(9,021)	(2,051)	(13,402)
Net loss	(4,948)	(2,067)	(4,332)	(2,174)
Net earnings attributable to noncontrolling interest	—	(212)	(136)	(683)
Net loss attributable to common stockholders	$(4,948)	$(2,279)	$(4,468)	$(2,857)

Earnings (loss) per common share - basic and diluted:
(Loss) earnings from continuing operations attributable to IMH	$(0.53)	$0.86	$(0.28)	$1.35
Loss from discontinued operations	(0.03)	(1.15)	(0.24)	(1.71)
Net loss per share available to common stockholders	$(0.56)	$(0.29)	$(0.52)	$(0.36)

See accompanying notes to consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Nine Months
	Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,332)	$(2,174)
Change in fair value of mortgage servicing rights	(2,973)	869
Gain on sale of loans	(53,071)	(39,088)
Change in fair value of mortgage loans held-for-sale	345	(7,048)
Change in fair value of derivatives lending, net	3,630	—
Provision for repurchases	1,395	1,179
Origination of mortgage loans held-for-sale	(1,983,315)	(1,568,847)
Sale and principal reduction on mortgage loans held-for-sale	2,012,054	1,521,098
(Gains) losses from REO	(9,232)	9,761
Extinguishment of debt	—	423
Change in fair value of net trust assets, excluding REO	6,641	(14,032)
Change in fair value of long-term debt	453	(872)
Accretion of interest income and expense	165,130	200,194
Change in REO impairment reserve	4,537	(20,620)
Amortization of debt issunace costs and discount on note payable	18	89
Stock-based compensation	1,345	201
Net change in restricted cash	1,398	2,418
Net cash (used in) provided by operating activities of discontinued operations	(7,605)	9,502
Net change in other assets and liabilities	6,724	3,286
Net cash provided by operating activities	143,142	96,339

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in securitized mortgage collateral	583,248	494,552
Net change in mortgages held-for-investment	(60)	6
Purchase of premises and equipment	(540)	(144)
Net principal change on investment securities available-for-sale	57	167
Acquisition of noncontrolling interest	(350)	—
Proceeds from the sale of real estate owned	40,332	80,120
Net cash provided by investing activities	622,687	574,701

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of warehouse borrowings	(1,883,070)	(1,464,471)
Borrowings under warehouse agreement	1,889,901	1,537,470
Repayment of line of credit	(5,500)	(14,750)
Borrowings under line of credit	5,500	14,750
Repayment of securitized mortgage borrowings	(785,638)	(742,270)
Issuance of Convertible Notes	20,000	—
Issuance of note payable	—	7,500
Principal payments on notes payable	(3,431)	(8,687)
Principal payments on capital lease	(547)	(239)
Capitalized debt issuance costs	(267)	—
Proceeds from exercise of stock options	151	66
Net cash used in financing activities	(762,901)	(670,631)

Net change in cash and cash equivalents	2,928	409
Cash and cash equivalents at beginning of year	12,755	7,665
Cash and cash equivalents at end of period - continuing operations	15,669	8,031
Cash and cash equivalents at end of period - discontinued operations	14	43
Cash and cash equivalents at end of period	$15,683	$8,074

NON-CASH TRANSACTIONS (Continuing and Discontinued Operations):
Transfer of securitized mortgage collateral to real estate owned	$26,562	$39,296
Mortgage servicing rights retained from loan sales and issuance of mortgage backed securities	17,169	10,257
Common stock issued upon legal settlement	2,135	—
Increase in ownership of AmeriHome	911	677
Common stock issued for acquisition of noncontrolling interest	1,100	—
Acquisition of equipment purchased through capital leases	1,050	199

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

Financial Statement Presentation

The accompanying unaudited consolidated financial statements of IMH and its subsidiaries (as defined above) have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These interim period condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the United States Securities and Exchange Commission (SEC).

All significant inter-company balances and transactions have been eliminated in consolidation. In addition, certain amounts in the prior periods’ consolidated financial statements have been reclassified to conform to the current period presentation.

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these consolidated financial statements in conformity with GAAP. The items affected by such estimates and assumptions include the valuation of trust assets and trust liabilities, contingencies, the estimated obligation of repurchase liabilities related to sold loans, the valuation of long-term debt, mortgage servicing rights, mortgage loans held-for-sale and interest rate lock commitments. Actual results could differ from those estimates and assumptions.

Note 2.—Mortgage Loans Held-for-Sale

A summary of the unpaid principal balance of mortgage loans held-for-sale by type is presented below:

	September 30,	December 31,
	2013	2012
Government (1)	$61,262	$57,992
Conventional (2)	51,915	54,303
Jumbo	6,282	—
Fair value adjustment	6,145	6,491
Total mortgage loans held-for-sale	$125,604	$118,786

(1)         Includes all government-insured loans including FHA, VA and USDA.

(2)         Includes loans eligible for sale to Fannie Mae and Freddie Mac.

Gain on loans held-for-sale (LHFS) is comprised of the following for the three and nine months ended September 30, 2013 and 2012:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Gain on sale of mortgage loans	$6,413	$33,239	$50,188	$71,862
Premium from servicing retained loan sales	5,894	4,621	17,169	10,257
Unrealized (losses) gains from derivative financial instruments	(5,677)	2,716	(3,631)	5,068
Realized gains (losses) from derivative financial instruments	7,109	(6,319)	17,747	(12,720)
Mark to market gain (loss) on LHFS	5,326	4,220	(345)	7,048
Direct origination expenses, net	(7,549)	(12,838)	(32,032)	(30,311)
Provision for repurchases	(413)	(596)	(1,395)	(1,179)
Total gain on sale of loans, net	$11,103	$25,043	$47,701	$50,025

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

At September 30, 2013, the fair value of MSRs was as follows:

	September 30,	December 31,
	2013	2012
MSRs	$27,857	$10,703

At September 30, 2013, the mortgage servicing portfolio is comprised of the following:

	Outstanding Principal Balance
	September 30,	December 31,
	2013	2012
Government	$1,064,019	$655,566
Conventional	1,532,284	722,815
2010 Acquisition of AmeriHome (1)	92,853	113,687
Total loans serviced	$2,689,156	$1,492,068

(1)         Represents servicing portfolio acquired in the 2010 acquisition of AmeriHome and includes government and conventional loans originated by AmeriHome prior to the Company’s acquisition.

The table below illustrates hypothetical changes in fair value of MSRs, caused by assumed immediate changes to key assumptions that are used to determine fair value.

Mortgage Servicing Rights Sensitivity Analysis	September 30, 2013

Fair value of MSRs	$27,857

Prepayment Speed:
Decrease in fair value from 100 basis point (bp) adverse change	(1,022)
Decrease in fair value from 200 bp adverse change	(1,983)

Discount Rate:
Decrease in fair value from 100 bp adverse change	(943)
Decrease in fair value from 200 bp adverse change	(1,827)

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

At September 30, 2013, the Company was not in compliance with a covenant for two warehouse lines; however the Company received waivers.

The following table presents certain information on warehouse borrowings and related accrued interest for the periods indicated:

	Maximum
	Borrowing	Balance Outstanding At
	Capacity	September 30, 2013	December 31, 2012
Short-term borrowings:
Repurchase agreement 1	$75,000	$52,542	$31,600
Repurchase agreement 2	40,000	33,772	19,780
Repurchase agreement 3 (1)	50,000	5,285	16,554
Repurchase agreement 4 (2)	100,000	22,836	39,670
Total short-term borrowings	$265,000	$114,435	$107,604

(1)         In September 2013, at the request of the Company, the maximum borrowing capacity was reduced from $75.0 million to $50.0 million.

(2)         In September 2013, the maturity was extended to September 2014.

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

Note 7.—Line of Credit Agreement

In June 2013, the Company, through its subsidiaries, amended the $4.0 million working capital line of credit agreement with a national bank at an interest rate of one-month LIBOR plus 3.50% extending the expiration to June 2014.  Under the terms of the agreement the Company and its subsidiaries are required to maintain various financial and other covenants.  There was no outstanding balance on the working capital line of credit as of September 30, 2013.  At September 30, 2013, the Company was not in compliance with a covenant and received a waiver, which will remain effective until the end of 2013.

Note 8.—Securitized Mortgage Trusts

Trust Assets

Trust assets are comprised of the following at September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
Investment securities available-for-sale	$115	$110
Securitized mortgage collateral	5,454,442	5,787,884
Derivative assets	—	37
Real estate owned	13,400	22,475
Total trust assets	$5,467,957	$5,810,506

Trust Liabilities

Trust liabilities are comprised of the following at September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
Securitized mortgage borrowings	$5,444,000	$5,777,456
Derivative liabilities	11,401	17,200
Total trust liabilities	$5,455,401	$5,794,656

Change in fair value of net trust assets, including trust real estate owned (REO) gains (losses)

Changes in fair value of net trust assets, including trust REO gains (losses) are comprised of the following for the three and nine months ended September 30, 2013 and 2012:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Change in fair value of net trust assets, excluding REO	$(3,947)	$(5,998)	$(11,609)	$5,562
Gains (losses) from REO	3,676	3,548	9,232	(9,761)
Change in fair value of net trust assets, including trust REO gains (losses)	$(271)	$(2,450)	$(2,377)	$(4,199)

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

The following table presents the estimated fair value of financial instruments included in the consolidated financial statements as of the dates indicated:

	September 30, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$15,669	$15,669	$12,711	$12,711
Restricted cash	1,832	1,832	3,230	3,230
Mortgage loans held-for-sale	125,604	125,604	118,786	118,786
Mortgage servicing rights	27,857	27,857	10,703	10,703
Derivative assets, lending	3,825	3,825	3,970	3,970
Investment securities available-for-sale	115	115	110	110
Securitized mortgage collateral	5,454,442	5,454,442	5,787,884	5,787,884
Derivative assets, securitized trusts	—	—	37	37
Call option	—	—	368	368

Liabilities
Warehouse borrowings	$114,435	$114,435	$107,569	$107,569
Notes payable	20	20	3,451	3,678
Convertible notes	20,000	20,000	—	—
Long-term debt	14,966	14,966	12,731	12,731
Securitized mortgage borrowings	5,444,000	5,444,000	5,777,456	5,777,456
Derivative liabilities, securitized trusts	11,401	11,401	17,200	17,200
Derivative liabilities, lending	3,667	3,667	181	181
Put option	—	—	1	1

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

•                  Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers is unobservable.

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when estimating fair value.

As a result of the lack of observable market data resulting from inactive markets, the Company has classified its investment securities available-for-sale, securitized mortgage collateral and borrowings, net derivative liabilities, securitized trusts, long-term debt, mortgage servicing rights, and call and put options as Level 3 fair value measurements. Level 3 assets and liabilities were 98% and 99% and 98% and 99%, respectively, of total assets and total liabilities measured at estimated fair value at September 30, 2013 and December 31, 2012.

Recurring Fair Value Measurements

The Company assesses the financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by ASC Topic 810. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the beginning of the reporting period. There were no material transfers between our Level 1 and Level 2 classified instruments during the three and nine months ended September 30, 2013.

The following tables present the Company’s assets and liabilities that are measured at estimated fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option at September 30, 2013 and December 31, 2012, based on the fair value hierarchy:

	Recurring Fair Value Measurements
	September 30, 2013			December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investment securities available-for-sale	$—	$—	$115	$—	$—	$110
Mortgage loans held-for-sale	—	125,604	—	—	118,786	—
Derivative assets, lending (1)	—	—	3,825	—	—	3,970
Mortgage servicing rights	—	—	27,857	—	—	10,703
Call option (2)	—	—	—	—	—	368
Securitized mortgage collateral	—	—	5,454,442	—	—	5,787,884
Total assets at fair value	$—	$125,604	$5,486,239	$—	$118,786	$5,803,035

Liabilities
Securitized mortgage borrowings	$—	$—	$5,444,000	$—	$—	$5,777,456
Derivative liabilities, net, securitized trusts (3)	—	—	11,401	—	—	17,163
Long-term debt	—	—	14,966	—	—	12,731
Derivative liabilities, lending (4)	—	3,645	22	—	181	—
Put option (5)	—	—	—	—	—	1
Total liabilities at fair value	$—	$3,645	$5,470,389	$—	$181	$5,807,351

(1)   Level 3 derivative assets, lending, represents interest rate lock commitments (IRLCs) associated with the Company’s mortgage lending operations, and is included in other assets in the accompanying consolidated balance sheets.

(2)   Included in other assets in the accompanying consolidated balance sheets.

(3)   At September 30, 2013, derivative liabilities, net—securitized trusts, included $11.4 million in derivative liabilities, included within trust liabilities. At December 31, 2012, derivative liabilities, net—securitized trusts, included $37 thousand in derivative assets and $17.2 million in derivative liabilities, included within trust assets and trust liabilities, respectively.

(4)   Level 3 derivative liabilities, lending, represents IRLCs and Level 2 derivative liabilities, lending, represents hedging instruments associated with the Company’s mortgage lending operations and are included in other liabilities in the accompanying consolidated balance sheets.

(5)   Included in other liabilities in the accompanying consolidated balance sheets.

The following tables present reconciliations for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2013 and 2012:

	Level 3 Recurring Fair Value Measurements
	For the three months ended September 30, 2013
	Investment securities available-for-sale	Securitized mortgage collateral	Securitized mortgage borrowings	Derivative liabilities, net, securitized trusts	Mortgage servicing rights	Interest rate lock commitments, net	Call option	Put option	Long-term debt
Fair value, June 30, 2013	$110	$5,639,986	$(5,631,749)	$(13,276)	$22,056	$300	$479	$—	$(14,399)
Total gains (losses) included in earnings:
Interest income (1)	8	5,963	—	—	—	—	—	—	—
Interest expense (1)	—	—	(58,241)	—	—	—	—	—	(642)
Change in fair value	8	10,525	(14,803)	323	(93)	3,503	—	—	75
Total gains (losses) included in earnings	16	16,488	(73,044)	323	(93)	3,503	—	—	(567)
Transfers in and/or out of Level 3	—	—	—	—	—	—	—	—	—
Purchases, issuances and settlements
Purchases	—	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	5,894	—	—	—	—
Settlements	(11)	(202,032)	260,793	1,552	—	—	(479)	—	—
Fair value, September 30, 2013	$115	$5,454,442	$(5,444,000)	$(11,401)	$27,857	$3,803	$—	$—	$(14,966)

(1)             Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. The net interest income, including cash received and paid, was $1.1 million for the three months ended September 30, 2013. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations is primarily from contractual interest on the securitized mortgage collateral and borrowings.

	Level 3 Recurring Fair Value Measurements
	For the three months ended September 30, 2012
	Investment securities available-for-sale	Securitized mortgage collateral	Securitized mortgage borrowings	Derivative liabilities, net, securitized trusts	Mortgage servicing rights	Interest rate lock commitments, net	Call option	Put option	Long-term debt
Fair value, June 30, 2012	$140	$5,430,443	$(5,426,042)	$(20,402)	$7,090	$4,460	$73	$(9)	$(11,952)
Total gains (losses) included in earnings:
Interest income (1)	7	32,452	—	—	—	—	—	—	—
Interest expense (1)	—	—	(95,316)	—	—	—	—	—	(512)
Change in fair value	15	467,423	(472,583)	(853)	(494)	4,950	—	—	190
Total gains (losses) included in earnings	22	499,875	(567,899)	(853)	(494)	4,950	—	—	(322)
Transfers in and/or out of Level 3	—	—	—	—	—		—	—	—
Purchases, issuances and settlements
Purchases	—	—	—	—			—	—	—
Issuances	—	—	—	—	4,621	—	—	—	—
Settlements	(50)	(192,168)	268,472	2,180	(1,900)	—	—	—	—
Fair value, September 30, 2012	$112	$5,738,150	$(5,725,469)	$(19,075)	$9,317	$9,410	$73	$(9)	$(12,274)

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

	Level 3 Recurring Fair Value Measurements
	For the nine months ended September 30, 2013
	Investment securities available-for-sale	Securitized mortgage collateral	Securitized mortgage borrowings	Derivative liabilities, net, securitized trusts	Mortgage servicing rights	Interest rate lock commitments, net	Call option	Put option	Long-term debt
Fair value, December 31, 2012	$110	$5,787,884	$(5,777,456)	$(17,163)	$10,703	$3,970	$368	$(1)	$(12,731)
Total gains (losses) included in earnings:
Interest income (1)	27	27,115	—	—	—	—	—	—	—
Interest expense (1)	—	—	(190,490)		—	—	—	—	(1,782)
Change in fair value	35	249,253	(261,602)	705	2,973	(167)	111	1	(453)
Total gains (losses) included in earnings	62	276,368	(452,092)	705	2,973	(167)	111	1	(2,235)
Transfers in and/or out of Level 3	—	—	—	—					—
Purchases, issuances and settlements
Purchases	—	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	17,169	—	—	—	—
Settlements	(57)	(609,810)	785,548	5,057	(2,988)	—	(479)	—	—
Fair value, September 30, 2013	$115	$5,454,442	$(5,444,000)	$(11,401)	$27,857	$3,803	$—	$—	$(14,966)
Unrealized gains (losses) still held (2)	$73	$(2,172,446)	$4,307,985	$(10,785)	$27,857	$3,803	$—	$—	$55,797

(1)             Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. The net interest income, including cash received and paid, was $4.1 million for the nine months ended September 30, 2013.  The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations is primarily from contractual interest on the securitized mortgage collateral and borrowings.

(2)             Represents the amount of unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held and reflected in the fair values at September 30, 2012.

	Level 3 Recurring Fair Value Measurements
	For the nine months ended September 30, 2012
	Investment securities available-for-sale	Securitized mortgage collateral	Securitized mortgage borrowings	Derivative liabilities, net, securitized trusts	Mortgage servicing rights	Interest rate lock commitments, net	Call option	Put option	Long-term debt
Fair value, December 31, 2011	$688	$5,449,001	$(5,454,901)	$(24,749)	$4,141	$1,179	$253	$—	$(11,561)
Total gains (losses) included in earnings:
Interest income (1)	30	124,292	—	—	—	—	—	—	—
Interest expense (1)	—	—	(322,931)	—	—	—	—	—	(1,585)
Change in fair value	(439)	698,704	(689,979)	(2,724)	(869)	8,231	(180)	(9)	872
Total (losses) gains included in earnings	(409)	822,996	(1,012,910)	(2,724)	(869)	8,231	(180)	(9)	(713)
Transfers in and/or out of Level 3	—	—	—	—	—		—	—	—
Purchases, issuances and settlements
Purchases	—	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	10,257	—	—	—	—
Settlements	(167)	(533,847)	742,342	8,398	(4,212)	—	—	—	—
Fair value, September 30, 2012	$112	$5,738,150	$(5,725,469)	$(19,075)	$9,317	$9,410	$73	$(9)	$(12,274)
Unrealized gains (losses) still held (2)	$40	$(2,992,344)	$5,026,505	$(18,342)	$9,317	$9,410	$73	$(9)	$58,489

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

The following table presents quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring and non-recurring basis at September 30, 2013:

Financial Instrument	Estimated Fair Value	Valuation Technique	Unobservable Input	Range of Inputs
Assets and liabilities backed by real estate
Investment securities available-for-sale,	$115	DCF	Discount rates	3.9 - 30.0%
Securitized mortgage collateral, and	5,454,442		Prepayment rates	0.8 - 24.2%
Securitized mortgage borrowings	(5,444,000)		Default rates Loss severities	0.5 - 19.5% 11.9 - 75.2%
Other assets and liabilities
Mortgage servicing rights	$27,857	DCF	Discount rate Prepayment rates	10.5 - 11.5% 7.0 - 26.6%
Derivative liabilities, net, securitized trusts	(11,401)	DCF	1M forward LIBOR	0.2 - 4.6%
Interest rate lock commitments, net	3,803	Market pricing	Pull -through rate	36.0 - 99.0%
Long-term debt	(14,966)	DCF	Discount rate	25.0%
Lease liability	(1,723)	DCF	Discount rate	12.0%

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

The following tables present the changes in recurring fair value measurements included in net earnings (loss) for the three and nine months ended September 30, 2013 and 2012:

	Recurring Fair Value Measurements
	Change in Fair Value Included in Net Earnings
	For the three months ended September 30, 2013
			Change in Fair Value of
	Interest Income (1)	Interest Expense (1)	Net Trust Assets		Long-term Debt	Other Revenue	Gain on sale of loans, net	Total
Investment securities available-for-sale	$8	$—	$8		$—	$—	$—	$16
Securitized mortgage collateral	5,963	—	10,525		—	—	—	16,488
Securitized mortgage borrowings	—	(58,241)	(14,803)		—	—	—	(73,044)
Mortgage servicing rights	—	—	—		—	(93)	—	(93)
Derivative liabilities, net	—	—	323	(2)	—	—	—	323
Long-term debt	—	(642)	—		75	—	—	(567)
Mortgage loans held-for-sale	—	—	—		—	—	5,326	5,326
Derivative assets - IRLCs	—	—	—		—	—	3,503	3,503
Derivative liabilities - Hedging Instruments	—	—	—		—	—	(9,180)	(9,180)
Total	$5,971	$(58,883)	$(3,947)		$75	$(93)	$(351)	$(57,228)

(1)         Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.

(2)         Included in this amount is $1.8 million in change in the fair value of derivative instruments, offset by $1.5 million in cash payments from the securitization trusts for the three months ended September 30, 2013.

	Recurring Fair Value Measurements
	Change in Fair Value Included in Net Loss
	For the three months ended September 30, 2012
			Change in Fair Value of
	Interest Income (1)	Interest Expense (1)	Net Trust Assets		Long-term Debt	Other Revenue	Gain on sale of loans, net	Total
Investment securities available-for-sale	$7	$—	$15		$—	$—	$—	$22
Securitized mortgage collateral	32,452	—	467,423		—	—	—	499,875
Securitized mortgage borrowings	—	(95,316)	(472,583)		—	—	—	(567,899)
Mortgage servicing rights	—	—	—		—	(494)	—	(494)
Derivative liabilities, net	—	—	(853	)(2)	—	—	—	(853)
Long-term debt	—	(512)	—		190	—	—	(322)
Mortgage loans held-for-sale	—	—	—		—	—	4,220	4,220
Derivative assets - IRLCs	—	—	—		—	—	4,950	4,950
Derivative liabilities - Hedging Instruments	—	—	—		—	—	(2,234)	(2,234)
Total	$32,459	$(95,828)	$(5,998)		$190	$(494)	$6,936	$(62,735)

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

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Earnings
	For the nine months ended September 30, 2013
			Change in Fair Value of
	Interest Income (1)	Interest Expense (1)	Net Trust Assets		Long-term Debt	Other Revenue	Gain on sale of loans, net	Total
Investment securities available-for-sale	$27	$—	$35		$—	$—	$—	$62
Securitized mortgage collateral	27,115	—	249,253		—	—	—	276,368
Securitized mortgage borrowings	—	(190,490)	(261,602)		—	—	—	(452,092)
Mortgage servicing rights	—	—	—		—	2,973	—	2,973
Call option	—	—	—		—	111	—	111
Put option	—	—	—		—	1	—	1
Derivative liabilities, net	—	—	705	(2)	—	—	—	705
Long-term debt	—	(1,782)	—		(453)	—	—	(2,235)
Mortgage loans held-for-sale	—	—	—		—	—	(345)	(345)
Derivative assets - IRLCs	—	—	—		—	—	(167)	(167)
Derivative liabilities - Hedging Instruments	—	—	—		—	—	(3,464)	(3,464)
Total	$27,142	$(192,272)	$(11,609	)(3)	$(453)	$3,085	$(3,976)	$(178,083)

(1)         Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.

(2)         Included in this amount is $5.7 million in changes in the fair value of derivative instruments, offset by $5.0 million in cash payments from the securitization trusts for the nine months ended September 30, 2013.

(3)         For the nine months ended September 30, 2013, change in the fair value of net trust assets, excluding REO was $11.6 million.  Excluded from the $6.6 million change in fair value of net trust assets, excluding REO, in the accompanying consolidated statement of cash flows is $5.0 million in cash payments from the securitization trusts related to the Company’s net derivative liabilities.

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Earnings
	For the nine months ended September 30, 2012
			Change in Fair Value of
	Interest Income (1)	Interest Expense (1)	Net Trust Assets		Long-term Debt	Other Revenue	Gain on sale of loans, net	Total
Investment securities available-for-sale	$30	$—	$(439)		$—	$—	$—	$(409)
Securitized mortgage collateral	124,292	—	698,704		—	—	—	822,996
Securitized mortgage borrowings	—	(322,931)	(689,979)		—	—	—	(1,012,910)
Mortgage servicing rights	—	—	—		—	(869)	—	(869)
Call option	—	—	—		—	(180)	—	(180)
Put option	—	—	—		—	(9)	—	(9)
Derivative liabilities, net	—	—	(2,724	)(2)	—	—	—	(2,724)
Long-term debt	—	(1,585)	—		872	—	—	(713)
Mortgage loans held-for-sale	—	—	—		—	—	7,048	7,048
Derivative assets - IRLCs	—	—	—		—	—	8,231	8,231
Derivative liabilities - Hedging Instruments	—	—	—		—	—	(3,163)	(3,163)
Total	$124,322	$(324,516)	$5,562	(3)	$872	$(1,058)	$12,116	$(182,702)

(1)         Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.

(2)         Included in this amount is $5.8 million in changes in the fair value of derivative instruments, offset by $8.5 million in cash payments from the securitization trusts for the nine months ended September 30, 2012.

(3)         For the nine months ended September 30, 2012, change in the fair value of net trust assets, excluding REO was $5.6 million.  Excluded from the $14.1 million change in fair value of net trust assets, excluding REO, in the accompanying consolidated statement of cash flows is $8.5 million in cash payments from the securitization trusts related to the Company’s net derivative liabilities.

The following is a description of the measurement techniques for items recorded at estimated fair value on a recurring basis.

Investment securities available-for-sale—Investment securities available-for-sale are carried at fair value. The investment securities consist primarily of non-investment grade mortgage-backed securities. The fair value of the investment securities is measured based upon the Company’s expectation of inputs that other market participants would use. Such assumptions include judgments about the underlying collateral, prepayment speeds, future credit losses, forward interest rates and certain other factors. Given the lack of observable market data as of September 30, 2013 and December 31, 2012 relating to these securities, the estimated fair value of the investment securities available-for-sale was measured using significant internal expectations of market participants’ assumptions. Investment securities available-for-sale is considered a Level 3 measurement at September 30, 2013.

Mortgage servicing rights—The Company elected to carry its entire mortgage servicing rights arising from its mortgage loan origination operation at estimated fair value. The fair value of mortgage servicing rights is based upon market prices for similar instruments and a discounted cash flow model. The valuation model incorporates assumptions that market participants would use in estimating the fair value of servicing. These assumptions include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, prepayment and late fees, among other considerations. Mortgage servicing rights are considered a Level 3 measurement at September 30, 2013.

Mortgage loans held-for-sale—The Company elected to carry its mortgage loans held-for-sale originated or acquired at estimated fair value. Fair value is based on quoted market prices, where available, prices for other traded mortgage loans with similar characteristics, and purchase commitments and bid information received from market participants. Given the meaningful level of secondary market activity for mortgage loans, active pricing is available for similar assets and accordingly, the Company classifies its mortgage loans held-for-sale as a Level 2 measurement at September 30, 2013.

Call option—As part of the initial acquisition of AmeriHome, the purchase agreement included a call option to purchase an additional 39% of AmeriHome. In June 2012 and January 2013, the Company and the noncontrolling interest holder entered into agreements to transfer an additional 27.5% and 1.5% ownership, respectively, of AmeriHome to the Company in exchange for the settlement of balances owed from the noncontrolling interest holder related to the Company for capital contributions made by the Company to AmeriHome and indemnification provisions included in the purchase agreement. In July 2013, the Company acquired the remaining 20% ownership of AmeriHome from the noncontrolling interest holder for $350 thousand in cash and $1.1 million in IMH common stock.  As of September 30, 2013, the Company owns 100% of AmeriHome. The estimated fair value was based on a model incorporating various assumptions including expected future book value of AmeriHome, the probability of the option being exercised, volatility, expected term and certain other factors.

Put option—As part of the initial acquisition of AmeriHome, the purchase agreement included a put option which allows the noncontrolling interest holder to sell his then remaining 49% of AmeriHome to the Company in the event the Company does not exercise the call option discussed above. In June 2012 and January 2013, the Company and the noncontrolling interest holder entered into agreements to transfer an additional 27.5% and 1.5% ownership, respectively, of AmeriHome to the Company in exchange for the settlement of balances owed from the noncontrolling interest holder related to capital contributions made by the Company to AmeriHome and indemnification provisions included in the purchase agreement. In July 2013, the Company acquired the remaining 20% ownership of AmeriHome from the noncontrolling interest holder for $350 thousand in cash and $1.1 million in IMH common stock.  As of September 30, 2013, the Company owns 100% of AmeriHome. The estimated fair value is based on a model incorporating various assumptions including expected future book value of AmeriHome, the probability of the option being exercised, volatility, expected term and certain other factors.

Securitized mortgage collateral—The Company elected to carry all of its securitized mortgage collateral at fair value. These assets consist primarily of non-conforming mortgage loans securitized between 2002 and 2007. Fair value measurements are based on the Company’s internal models used to compute the net present value of future expected cash flows with observable market participant assumptions, where available. The Company’s assumptions include its expectations of inputs that other market participants would use in pricing these assets. These assumptions include judgments about the underlying collateral, prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of September 30, 2013, securitized mortgage collateral had an unpaid principal balance of $7.6 billion, compared to an estimated fair value on the Company’s balance sheet of $5.5 billion. The aggregate unpaid principal balance exceeds the fair value by $2.1 billion at September 30, 2013. As of September 30, 2013, the unpaid principal balance of loans 90 days or more past due was $1.3 billion compared to an estimated fair value of $0.5 billion. The aggregate unpaid principal balances of loans 90 days or more past due exceed the fair value by $0.8 billion at September 30, 2013. Securitized mortgage collateral is considered a Level 3 measurement at September 30, 2013.

Securitized mortgage borrowings—The Company elected to carry all of its securitized mortgage borrowings at fair value. These borrowings consist of individual tranches of bonds issued by securitization trusts and are primarily backed by non-conforming mortgage loans. Fair value measurements include the Company’s judgments about the underlying collateral and assumptions such as prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of September 30, 2013, securitized mortgage borrowings had an outstanding principal balance of $7.6 billion, net of $2.2 billion in bond losses, compared to an estimated fair value of $5.4 billion. The aggregate outstanding principal balance exceeds the fair value by $2.2 billion at September 30, 2013. Securitized mortgage borrowings are considered a Level 3 measurement at September 30, 2013.

Long-term debt—The Company elected to carry all of its long-term debt (consisting of trust preferred securities and junior subordinated notes) at fair value. These securities are measured based upon an analysis prepared by management, which considered the Company’s own credit risk, including settlements with trust preferred debt holders and discounted cash flow analysis. As of September 30, 2013, long-term debt had an unpaid principal balance of $70.5 million compared to an estimated fair value of $15.0 million. The aggregate unpaid principal balance exceeds the fair value by $55.5 million at September 30, 2013. The long-term debt is considered a Level 3 measurement at September 30, 2013.

Derivative assets and liabilities, Securitized trusts—For non-exchange traded contracts, fair value is based on the amounts that would be required to settle the positions with the related counterparties as of the valuation date. Valuations of derivative assets and liabilities are based on observable market inputs, if available. To the extent observable market inputs are not available, fair values measurements include the Company’s judgments about future cash flows, forward interest rates and certain other factors, including counterparty risk. Additionally, these values also take into account the Company’s own credit standing, to the extent applicable; thus, the valuation of the derivative instrument includes the estimated value of the net credit differential between the counterparties to the derivative contract. As of September 30, 2013, the notional balance of derivative assets and liabilities, securitized trusts was $270.6 million. These derivatives are included in the consolidated securitization trusts, which are nonrecourse to the Company, and thus the economic risk from these derivatives is limited to the Company’s residual interests in the securitization trusts. Derivative assets and liabilities, securitized trusts are considered a Level 3 measurement at September 30, 2013.

On September 15, 2008, Lehman Brothers Holdings Inc. (LBHI) filed a petition for protection under Chapter 11 of the U.S. Bankruptcy Code. As of that date, LBHI, through affiliated companies, was an interest rate swap counterparty to several of the Company’s CMO and REMIC securitizations. During the third quarter of 2013, the terminated LBHI swaps were settled with the bankruptcy court and the trustees for the securitization trusts.  CMB 2004-4, CMB 2004-5 and CMB 2004-10 were settled and the corresponding fair values of the net derivative liabilities were removed from the consolidated balance sheet at September 30, 2013.  As the related securitization trusts are non-recourse to the Company, the Company is not required to replace or otherwise settle any derivative positions affected by counterparty default within the consolidated trusts. Accordingly, the settlement of the net derivative liabilities did not result in any gain or loss for the Company.

Derivative assets and liabilities, Lending—The Company’s derivative assets and liabilities are carried at fair value as required by GAAP and are accounted for as free standing derivatives. IRLCs and hedging instruments can be either assets or liabilities depending on interest rate fluctuations subsequent to entering into the commitments.  IRLCs are entered into with prospective residential mortgage borrowers whereby the interest rate on the loan is determined prior to funding and the borrowers have locked in that interest rate. These commitments are determined to be derivative instruments in accordance with GAAP. Hedging instruments (typically TBA MBS) are used to hedge the fair value changes associated with changes in interest rates relating to its mortgage lending operations. The Company hedges the period from the interest rate lock (assuming a fall-out factor) to the date the loan is committed for sale. The estimated fair value of IRLCs are based on underlying loan types with similar characteristics using the TBA MBS market, which is actively quoted and easily validated through external sources. The data inputs used in this valuation include, but are not limited to, loan type, underlying loan amount, note rate, loan program, and expected sale date of the loan, adjusted for current market conditions. These valuations are adjusted at the loan level to consider the servicing release premium and loan pricing adjustments specific to each loan. For all IRLCs, the base value is then adjusted for the anticipated Pull-through Rate. The anticipated Pull-through Rate is an unobservable input based on historical experience, which results in classification of IRLCs as a Level 3 measurement at September 30, 2013.

The fair value of the hedging instruments is based on the actively quoted TBA MBS market using observable inputs related to characteristics of the underlying MBS stratified by product, coupon and settlement date. Therefore, the hedging instruments are classified as a Level 2 measurement at September 30, 2013.

The following table includes information for the derivative assets and liabilities, lending for the periods presented:

			Total Gains (Losses) (1)
	Notional Balance		For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,		September 30,
	2013	2012	2013	2012	2013	2012
Derivative assets - IRLC’s	$200,484	$383,776	$3,503	$4,950	$(167)	$8,231
Derivative liabilities - TBA’s	210,192	310,207	(2,071)	(8,553)	14,282	(15,883)

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

The following tables present financial and non-financial assets and liabilities measured using nonrecurring fair value measurements at September 30, 2013 and 2012, respectively:

	Nonrecurring Fair Value Measurements			Total Gains (Losses) (3)
	September 30, 2013			For the Three Months Ended	For the Nine Months Ended
	Level 1	Level 2	Level 3	September 30, 2013	September 30, 2013
REO (1)	$—	$4,398	$—	$3,645	$9,175
Lease liability (2)	—	—	(1,723)	(54)	(130)

(1)         Balance represents REO at September 30, 2013 which has been impaired subsequent to foreclosure. Amounts are included in continuing operations.  For the three and nine months ended September 30, 2013, the $3.6 million and $9.2 million gain represents recovery of the net realizable value (NRV) attributable to an improvement in state specific loss severities on properties held during the period which resulted in an increase to NRV.

(2)         For the three and nine months ended September 30, 2013, the Company recorded $54 thousand and $130 thousand in impairment, resulting from changes in lease liabilities as a result of changes in our expected minimum future lease payments.

(3)         Total gains (losses) reflect gains and losses from all nonrecurring measurements during the period.

	Non-recurring Fair Value Measurements			Total Gains (Losses) (3)
	September 30, 2012			For the Three Months Ended	For the Nine Months Ended
	Level 1	Level 2	Level 3	September 30, 2012	September 30, 2012
REO (1)	$—	$19,524	$—	$3,544	$(9,795)
Lease liability (2)	—	—	(1,841)	113	(168)

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

(2)         Amounts are included in discontinued operations.  For the three and nine months ended September 30, 2012, the Company recorded a gain of $113 thousand and a loss of $168 thousand resulting from changes in lease liabilities as a result of changes in our expected minimum future lease payments.

(3)         Total losses reflect gains and losses from all nonrecurring measurements during the period.

Real estate owned—REO consists of residential real estate acquired in satisfaction of loans. Upon foreclosure, REO is adjusted to the estimated fair value of the residential real estate less estimated selling and holding costs, offset by expected contractual mortgage insurance proceeds to be received, if any. Subsequently, REO is recorded at the lower of carrying value or estimated fair value less costs to sell. REO balance representing REOs which have been impaired subsequent to foreclosure are subject to nonrecurring fair value measurement and included in the nonrecurring fair value measurements tables. Fair values of REO are generally based on observable market inputs, and considered Level 2 measurements at September 30, 2013.

Lease liability—In connection with the discontinuation of our non-conforming mortgage, retail mortgage, warehouse lending and commercial operations, a significant amount of office space that was previously occupied is no longer being used by the Company. The Company has subleased a significant amount of this office space. The Company has recorded a liability representing the present value of the minimum lease payments over the remaining life of the lease, offset by the expected proceeds from sublet revenue related to this office space. This liability is based on present value techniques that incorporate the Company’s judgments about estimated sublet revenue and discount rates. Therefore, this liability is considered a Level 3 measurement at September 30, 2013.

Note 10.—Income Taxes

As of January 1, 2013, the Company acquired additional ownership of its AmeriHome subsidiary bringing the Company’s controlling interest to 80%.  The increase in ownership allows the Company to include AmeriHome in the IMH federal consolidated tax returns for 2013.  During the first quarter of 2013, the Company recorded a $1.2 million tax benefit resulting from the use of net operating losses (NOL) to offset AmeriHome deferred tax liabilities.  Additionally, for the three and nine months ended September 30, 2013, the Company recorded a benefit of $9 thousand and expense of $131 thousand, respectively, in state income tax expense primarily related to states where the Company does not have NOL carryforwards.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Numerator for basic earnings (loss) per share:
(Loss) earnings from continuing operations	$(4,671)	$6,954	$(2,281)	$11,228
Net earnings attributable to noncontrolling interest	—	(212)	(136)	(683)
(Loss) earnings from continuing operations attributable to IMH	(4,671)	6,742	(2,417)	10,545
Loss from discontinued operations	(277)	(9,021)	(2,051)	(13,402)
Net loss attributable to IMH common stockholders	$(4,948)	$(2,279)	$(4,468)	$(2,857)

Numerator for diluted earnings (loss) per share:
(Loss) earnings from continuing operations attributable to IMH	$(4,671)	$6,742	$(2,417)	$10,545
Interest expense attributable to convertible notes	—	—	—	—
(Loss) earnings from continuing operations attributable to IMH plus interest expense attributable to convertible notes	(4,671)	6,742	(2,417)	10,545
Loss from discontinued operations	(277)	(9,021)	(2,051)	(13,402)
Net loss attributable to IMH common stockholders plus interest expense attributable to convertible notes	$(4,948)	$(2,279)	$(4,468)	$(2,857)

Denominator for basic earnings (loss) per share (1):
Basic weighted average common shares outstanding during the year	8,829	7,855	8,701	7,840

Denominator for diluted earnings (loss) per share (1):
Basic weighted average common shares outstanding during the year	8,829	7,855	8,701	7,840
Net effect of dilutive convertible notes	—	—	—	—
Net effect of dilutive stock options and RSU’s	—	—	—	—
Diluted weighted average common shares	8,829	7,855	8,701	7,840

Earnings (loss) per common share - basic and diluted:
(Loss) earnings from continuing operations attributable to IMH	$(0.53)	$0.86	$(0.28)	$1.35
Loss from discontinued operations	(0.03)	(1.15)	$(0.24)	(1.71)
Net loss per share available to common stockholders	$(0.56)	$(0.29)	$(0.52)	$(0.36)

(1)         Number of shares presented in thousands.

For the three and nine months ended September 30, 2013, stock options to purchase 816 thousand shares were outstanding, but not included in the above weighted average share calculations, because they were anti-dilutive.

For the three and nine months ended September 30, 2012, stock options to purchase 1.1 million shares were outstanding, but not included in the above weighted average share calculations, because they were anti-dilutive.

Note 12.—Segment Reporting

The Company has reporting segments consisting of the mortgage lending, real estate services, long-term mortgage portfolio and discontinued operations. The following tables present the selected financial data and operating results by reporting segment for the periods indicated:

Statement of Operations Items for the	Mortgage	Real Estate	Long-term Mortgage
three months ended September 30, 2013:	Lending	Services	Portfolio (1)	Consolidated
Gain on sale of loans, net	$11,103	$—	$—	$11,103
Servicing income, net	989	—	—	989
Real estate services fees, net	—	4,933	—	4,933
Other revenue	(117)	—	(74)	(191)
Other income (expense)	144	5	(547)	(398)
Total expense	(16,186)	(975)	(3,955)	(21,116)
(Loss) earnings from continuing operations before income taxes	$(4,067)	$3,963	$(4,576)	(4,680)
Income tax benefit from continuing operations				9
Loss from continuing operations				(4,671)
Loss from discontinued operations, net of tax				(277)
Net loss				(4,948)
Net earnings attributable to noncontrolling interest				—
Net loss attributable to common stockholders				$(4,948)

Statement of Operations Items for the	Mortgage	Real Estate	Long-term Mortgage
three months ended September 30, 2012:	Lending	Services	Portfolio (1)	Consolidated
Gain on sale of loans, net	$25,043	$—	$—	$25,043
Servicing income, net	294	—	—	294
Real estate services fees, net	—	5,328	—	5,328
Other revenue	(780)	—	642	(138)
Other income (expense)	(164)	6	(1,805)	(1,963)
Total expense	(15,913)	(2,197)	(3,492)	(21,602)
Earnings (loss) from continuing operations before income taxes	$8,480	$3,137	$(4,655)	6,962
Income tax expense from continuing operations				(8)
Earnings from continuing operations				6,954
Loss from discontinued operations, net of tax				(9,021)
Net loss				(2,067)
Net earnings attributable to noncontrolling interest				(212)
Net loss attributable to common stockholders				$(2,279)

Statement of Operations Items for the	Mortgage	Real Estate	Long-term Mortgage
nine months ended September 30, 2013:	Lending	Services	Portfolio (1)	Consolidated
Gain on sale of loans, net	$47,701	$—	$—	$47,701
Servicing income, net	2,929	—	—	2,929
Real estate services fees, net	—	14,516	—	14,516
Other revenue	3,178	—	767	3,945
Other income (expense)	(161)	16	(2,649)	(2,794)
Total expense	(53,482)	(4,918)	(11,243)	(69,643)
Earnings (loss) from continuing operations before income taxes	$165	$9,614	$(13,125)	(3,346)
Income tax benefit from continuing operations				1,065
Loss from continuing operations				(2,281)
Loss from discontinued operations, net of tax				(2,051)
Net loss				(4,332)
Net earnings attributable to noncontrolling interest				(136)
Net loss attributable to common stockholders				$(4,468)

Statement of Operations Items for the	Mortgage	Real Estate	Long-term Mortgage
nine months ended September 30, 2012:	Lending	Services	Portfolio (1)	Consolidated
Gain on sale of loans, net	$50,025	$—	$—	$50,025
Servicing income, net	382	—	—	382
Real estate services fees, net	—	15,707	—	15,707
Other revenue	(1,399)	—	1,167	(232)
Other income (expense)	(255)	22	(1,220)	(1,453)
Total expense	(35,751)	(6,234)	(11,172)	(53,157)
Earnings (loss) from continuing operations before income taxes	$13,002	$9,495	$(11,225)	11,272
Income tax expense from continuing operations				(44)
Earnings from continuing operations				11,228
Loss from discontinued operations, net of tax				(13,402)
Net loss				(2,174)
Net earnings attributable to noncontrolling interest				(683)
Net loss attributable to common stockholders				$(2,857)

Balance Sheet Items as of	Mortgage	Real Estate	Long-term Mortgage	Discontinued
September 30, 2013:	Lending	Services	Portfolio (1)	Operations	Consolidated
Total Assets at September 30, 2013	$170,593	$7,779	$5,488,540	$3,035	$5,669,947
Total Assets at December 31, 2012	$137,733	$12,833	$5,835,970	$52	$5,986,588

(1)   This segment includes infrastructure to support master servicing and certain unallocated costs associated with being a publicly traded company.

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

In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and estimable. In any case, there may be an exposure to losses in excess of any such amounts whether accrued or not. Any estimated loss is subject to significant judgment and is based upon currently available information, a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated loss will change from time to time, and actual results may vary significantly from the current estimate. Therefore, an estimate of possible loss represents what the Company believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company’s maximum loss exposure.  At September 30, 2013, the Company has a $4.6 million accrued liability recorded for such estimated loss exposure as explained below.

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

Updates to legal matters for the period ended September 30, 2013 are as follows:

On August 16, 2013, a matter was filed in the US District Court, Southern District of New York entitled Ally Bank f/k/a GMAC Bank v. Impac Funding Corporation, et al.  The action alleges the defendants breached contractual representations and warranties in connection with thirteen loans that were purchased by the plaintiff and seeks damages of approximately $1.4 million.

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

On May 15, 2013, Wilmington Trust Company filed a complaint, in its individual capacity, and as Owner Trustee of Impac Secured Assets CMB Trust Series 1998-1 and Impac CMB Trust Series 1999-1, 1999-2, 2000-1, 2000-2, 2001-4, 2002-1, and 2003-5 v. Impac Secured Assets Corp., et al. alleging the defendants owe the plaintiff indemnification for settlements and legal fees that the plaintiff allegedly incurred in connection with the Gilmor, et al. v. Preferred Credit Corp., et al. matter (a legal matter Impac settled in September 2012). The complaint indicated the plaintiff seeks unspecified damages.  Although the Company believes its obligation to the plaintiff to be minimal, management believes it is in the best interest of the shareholders to settle the matter rather than be faced with the uncertainty of the trial, significant legal expenses and the time and distractions involved in a trial.  Furthermore, to the extent the terms of a settlement were structured to minimize the impact to operational cash flows, which would not be the case if the matter was litigated at trial, the Company has sought to settle this matter.

On October 16, 2012, a matter was filed entitled Deutsche Bank National Trust Company, in its individual capacity, and as Indenture Trustee of Impac Secured Assets CMB Trust Series 1998-1, Impac CMB Trust Series 1999-2, 2000-2, 2001-4, 2002-1, and 2003-5, and Impac Real Estate Asset Trust Series 2006-SD1 v. Impac Mortgage Holdings, Inc., et al. The action alleged the defendants owe the plaintiff indemnification for settlements that the plaintiff allegedly entered into in connection with the Gilmor, et al. v. Preferred Credit Corp., et al. matter. The plaintiff seeks declaratory and injunctive relief and unspecified damages.  Although the Company believes its obligation to the plaintiff to be minimal, management believed it was in the best interest of the shareholders to settle the matter rather than be faced with the uncertainty of a trial, significant legal expenses and the time and distractions involved in a trial.  Furthermore, to the extent the terms of a settlement were structured to minimize the impact to operational cash flows, which would not be the case if the matter was litigated at trial, the Company is more willing to settle the matter.  In September 2013, the Company sought to settle the matter.

The Company determined the loss from these matters were probable and reasonably estimated. In the third quarter of 2013, the Company recorded a legal settlement charge of $2.65 million related to these matters, which was included in the accrued liability of $4.6 million at September 30, 2013.

Please refer to IMH’s report on Form 10-K for the year ended December 31, 2012 and subsequent Form 10-Q filings for a description of litigation and claims.

Legal Recovery

In the third quarter of 2013, the Company entered into an agreement for the settlement of an insurance claim to receive $3.0 million on previously settled legal matters.  The balance was recorded in Assets from Discontinued Operations and Loss from Discontinued Operations, net of tax at September 30, 2013.

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

During the three and nine months ended September 30, 2013, the Company paid approximately $752 thousand and $3.3 million, respectively, to settle previous repurchase claims related to the discontinued operations. The discontinued operations continue to receive repurchase requests from Fannie Mae. At September 30, 2013, the repurchase reserve within discontinued operations was $6.2 million as compared to $8.2 million at December 31, 2012.  Additionally, the Company had approximately $3.6 million and $2.4 million at September 30, 2013 and December 31, 2012, respectively, in repurchase reserves related to the loans sold since early 2011 by the continuing mortgage lending operation.

Note 14.—Share Based Payments

There were 255,000 and no options granted during the nine months ended September 30, 2013 and 2012, respectively.

The fair value of options granted, which is amortized to expense over the option vesting period, is estimated on the date of grant with the following weighted average assumptions:

September 30,
2013
Risk-free interest rate	1.46%
Expected lives (in years)	5.56
Expected volatility (1)	78.58%
Expected dividend yield	0.00%
Fair value per share	$7.03

(1)         Expected volatilities are based on the volatility of the Company’s stock over the expected option term, adjusted for expected mean reversion.

The following table summarizes activity, pricing and other information for the Company’s stock options for the nine months ended September 30, 2013:

		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at December 31, 2012	796,795	$7.89
Options granted	255,000	10.65
Options exercised	(108,456)	1.39
Options forfeited / cancelled	(127,080)	11.82
Options outstanding at end of period	816,259	$9.00
Options exercisable at end of period	234,596	$5.12

As of September 30, 2013, there was approximately $3.8 million of total unrecognized compensation cost related to stock option compensation arrangements granted under the plan, net of estimated forfeitures. That cost is expected to be recognized over the remaining weighted average period of 2.15 years.

For the nine months ended September 30, 2013 and 2012, the aggregate grant-date fair value of stock options granted was approximately $1.8 million and none, respectively.

In addition to the options granted, the Company has granted 30,000 restricted stock units (RSU’s), which vest over three years. The fair value of each RSU was measured on the date of grant using the grant date price of the Company’s stock. For the nine months ended September 30, 2013 and 2012, the aggregate grant-date fair value of RSU’s granted was approximately $320 thousand and none, respectively.

The following table summarizes activity, pricing and other information for the Company’s RSU’s, also referred to as deferred stock units as the issuance of the stock is deferred until termination of service, for the nine months ended September 30, 2013:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
RSU’s outstanding at December 31, 2012	42,000	$7.48
RSU’s granted	30,000	10.65
RSU’s exercised	—	—
RSU’s forfeited / cancelled	—	—
RSU’s outstanding at end of period	72,000	$8.80

As of September 30, 2013, there was approximately $447 thousand of total unrecognized compensation cost related to the RSU compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of 2.26 years.

Note 15.—Acquisition of Noncontrolling Interest

During the third quarter of 2013, the Company and the noncontrolling interest holder entered into an agreement to transfer the remaining 20% ownership of AmeriHome to the Company in exchange for $350 thousand in cash and $1.1 million in IMH common stock.  Effective July 1, 2013, the Company owns 100% of AmeriHome.

Note 16.—Subsequent Events

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

Market Update

The first nine months of 2013 included moderate economic growth, improved labor market conditions, increased  household spending and further strengthening in many housing markets. Housing markets in the United States in general continued the rebound which began in the second half of 2012 with overall home prices moving higher as demand increased and the supply of homes for sale declined.  However, the rise in housing prices has begun to slow.  Rising mortgage rates are tempering demand, which is holding down prices.  According to the National Association of Realtors, pending home sales fell in September to their lowest levels since December 2012.

During the second quarter and continuing into the third quarter of 2013, long-term interest rates began to rise in part out of concern that the Federal Reserve may begin to slow its quantitative easing program if the economy continues to strengthen. These concerns subsided to a certain extent in September when the Federal Reserve announced its bond buying program would continue at current levels to support the slow growing economy. The Federal Reserve has recently clarified its policy and announced that they do not expect to increase short-term rates until the unemployment rate falls below 6.5%.

With the aforementioned rise in mortgage loan interest rates starting in the second quarter, origination of mortgage loans, in particular refinance activity, has substantially declined across the mortgage lending industry.  Financial firms are cutting tens of thousands of jobs because of a slowdown in the mortgage business, the sluggish economy, the growth of online banking and new regulations.  Many of the recent job losses stem from the rise in interest rates and resulting decline in mortgage refinancing activity. The Mortgage Bankers Association estimates mortgage refinancing volume will drop to $989 billion this year and $388 billion in 2014, from $1.2 trillion in 2012.

Selected Financial Results for the Three and Nine Months Ended September 30, 2013 and 2012

	Q3 2013		Q2 2013		Q3 2012		YTD 2013		YTD 2012
	Net earnings (loss)	Diluted EPS	Net earnings (loss)	Diluted EPS	Net earnings (loss)	Diluted EPS	Net earnings (loss)	Diluted EPS	Net earnings (loss)	Diluted EPS
Mortgage Lending	$(4,067)	$(0.46)	$3,426	$0.33	$8,268	$1.05	$29	$0.00	$12,319	$1.57
Real Estate Services	3,963	0.45	3,355	0.33	3,137	0.40	9,614	1.10	9,495	1.21
Long-term Mortgage Portfolio	(4,576)	(0.52)	(4,563)	(0.42)	(4,655)	(0.59)	(13,125)	(1.50)	(11,225)	(1.43)
Continuing Operations	$(4,680)	$(0.53)	$2,218	$0.24	$6,750	$0.86	$(3,482)	$(0.40)	$10,589	$1.35
Income tax (expense) benefit from continuing operations	9	0.00	(32)	0.00	(8)	0.00	1,065	0.12	(44)	$0.00
Continuing Operations, net of tax	$(4,671)	$(0.53)	$2,186	$0.24	$6,742	$0.86	$(2,417)	$(0.28)	$10,545	$1.35
Discontinued Operations, net of tax	(277)	(0.03)	(968)	(0.10)	(9,021)	(1.15)	(2,051)	(0.24)	(13,402)	(1.71)
Net (loss) earnings attributable to IMH	$(4,948)	$(0.56)	$1,218	$0.14	$(2,279)	$(0.29)	$(4,468)	$(0.52)	$(2,857)	$(0.36)

Continuing Operations

•                  Pretax net loss of $4.7 million or $0.53 per diluted share during the three months ended September 30, 2013 as compared to $6.8 million or $0.86 per diluted share during the same period in 2012.

•                  Mortgage lending segment pretax loss of $4.1 million for the three months ended September 30, 2013, compared to earnings of $8.3 million for the same period in 2012:

•                  Originated $576.2 million of loans during the three months ended September 30, 2013, as compared to $709.3 million of loans originated for the same period in 2012.

•                  Mortgage servicing rights were $27.9 million as of September 30, 2013 as compared to $22.1 million at June 30, 2013.

•                  Servicing income, net was $1.0 million during the third quarter of 2013, as compared to $0.3 million during the same period in 2012.

•                  Real estate services segment pretax earnings were $4.0 million for the three months ended September 30, 2013, compared to earnings of $3.1 million for the same period in 2012.

•                  Long-term mortgage portfolio segment pretax loss was $4.6 million for the three months ended September 30, 2013, compared to a loss of $4.7 million for the same period in 2012.

Discontinued Operations

•                  Net loss of $0.3 million for the three months ended September 30, 2013 compared to a loss of $9.0 million for the same period in 2012.

Selected Financial Results for the Nine Months Ended September 30, 2013 and 2012

Continuing Operations

•                  Pretax net loss of $3.5 million or $0.40 per diluted share during the nine months ended September 30, 2013 as compared to earnings of $10.6 million or $1.35 per diluted share during the same period in 2012.

•                  Mortgage lending segment pretax earnings of $29 thousand for the nine months ended September 30, 2013, compared to earnings of $12.3 million for the same period in 2012:

•                  Originated $2.0 billion of loans during the nine months ended September 30, 2013, as compared to $1.6 billion of loans originated for the same period in 2012.

•                  Mortgage lending revenues were $53.8 million for the nine months ended September 30, 2013 compared to $49.0 million for the same period in 2012.

•                  Real estate services segment pretax earnings were $9.6 million for the nine months ended September 30, 2013, compared to earnings of $9.5 million for the same period in 2012.

•                  Long-term mortgage portfolio segment pretax loss was $13.1 million for the nine months ended September 30, 2013, compared to a loss of $11.2 million for the same period in 2012.

Discontinued Operations

•                  Loss, net of tax, was $2.1 million for the nine months ended September 30, 2013 compared to a loss of $13.4 million for the same period in 2012.

Status of Operations

We primarily have three operating segments: Mortgage Lending, Real Estate Services and Long-Term Mortgage Portfolio (also collectively referred to as our continuing operations).

Mortgage Lending

The decrease in net earnings in the mortgage lending segment in the third quarter of 2013 as compared to third quarter of 2012 was due to a decline in loan origination volume and reduction in margins attributable to the unexpected rise in interest rates.  Originations declined 19% to $576.2 million due to the increase in mortgage interest rates resulting in a reduction in refinance transactions while gain on sale margins continued to compress creating challenges for the mortgage lending sector.  During the second quarter, we had maintained excess lending operating capacity for an anticipated increase in volumes, but with the unexpected sudden decline in volume as well as increased compliance costs due to new mortgage lending requirements we had higher operational costs.  In response to the reduced production volumes, we reduced our lending operating expenses from $19.2 million in the second quarter to $16.2 million in the third quarter of this year. In the third quarter of 2013 and into the fourth quarter, we have taken steps to align the operating expenses with reduced lending volumes and revenues.  Management reduced mortgage operations staff to accommodate for the reduction in lending volumes associated with the increase in interest rates.  With the recent reductions in staffing levels across the industry, we are actively hiring additional sales professionals in all of our origination channels.  With these steps, management believes that the mortgage lending segment net earnings will improve in the fourth quarter.

Despite the drop in lending volumes and margins, we have continued to increase the mortgage servicing portfolio which has increased to $2.7 billion as of September 30, 2013 and produced net servicing fees of $1.0 million in the third quarter as compared to $0.3 million in the same period in 2012. The estimated fair value of mortgage servicing rights of the portfolio increased to $27.9 million at September 30, 2013, as compared to $22.1 million at June 30, 2013, and $10.7 million at December 31, 2012.

Originations by Loan Type:

	For the three months ended September 30,
(in millions)	2013	2012	% Change
Government (1)	$188.6	$231.0	-18%
Conventional (2)	376.1	475.5	-21%
Other	11.5	2.8	311%
Total originations	$576.2	$709.3	-19%

	For the nine months ended September 30,
(in millions)	2013	2012	% Change
Government (1)	$582.5	$484.1	20%
Conventional (2)	1,420.6	1,111.3	28%
Other	27.1	11.6	134%
Total originations	$2,030.2	$1,607.0	26%

(1)         Includes government-insured loans including FHA, VA and USDA

(2)         Includes loans eligible for sale to Fannie Mae and Freddie Mac

We expect to continue originating conventional and government-insured loans and have recently begun to originate nonconforming prime jumbo loans.  The volume of our nonconforming jumbo loan program initially has been low with loans sold on a servicing-released basis, but is expected to increase in the coming months.

In the third quarter of 2013, the mortgage lending channels experienced a more balanced channel volume mix.  This was a result of the continued growth in the correspondent channel, which acquires closed loans from our correspondent sellers, along with a reduction in wholesale loan originations.  For the third quarter of 2013, our correspondent channel contributed 37% of originations while our wholesale channel contributed 34%, with the remaining 29% coming from our retail channel.

	For the three months ended September 30,
(in millions)	2013	%	2012	%
Originations by Channel:
Wholesale	$197.8	34%	$366.6	52%
Retail	166.4	29%	207.4	30%
Correspondent	212.0	37%	135.3	19%
Total originations	$576.2	100%	$709.3	100%

Originations by Purpose:
Refinance	$260.6	45%	$519.0	73%
Purchase	315.6	55%	190.3	27%
Total originations	$576.2	100%	$709.3	100%

	For the nine months ended September 30,
(in millions)	2013	%	2012	%
Originations by Channel:
Wholesale	$832.5	41%	$873.8	54%
Retail	606.7	30%	491.3	31%
Correspondent	590.9	29%	241.9	15%
Total originations	$2,030.1	100%	$1,607.0	100%

Originations by Purpose:
Refinance	$1,225.7	60%	$1,105.1	69%
Purchase	804.4	40%	501.9	31%
Total originations	$2,030.1	100%	$1,607.0	100%

In the third quarter of 2013, the percentage of purchase money transactions, as compared to refinance transactions, increased to 55% of overall originations, as compared to 39% during the second quarter of 2013.  As the home refinance market contracts due to higher interest rates, we continue to focus on purchase money transactions by diversifying our loan products and adding extended rate lock options to help capture more volume, along with more expansive marketing efforts.  Today, we offer a complete product menu including less interest rate sensitive loan programs, such as Home Renovation 203(k) products, Home Affordable Refinance Programs (HARP), Reverse Mortgages and HUD 1023.  To capture a greater percentage of these loans, our most recent marketing efforts include the launch of a televised advertising campaign to increase our reverse mortgage production and establishing arrangements for exclusive lead generation referrals for purchase money and 203(k) renovation loans.

The third quarter of 2013 was challenging for us and the mortgage lending industry as a whole as the market began to shift to a higher concentration of home purchase originations associated with a higher interest rate environment.  Although the mortgage lending industry may continue to experience volatility with uncertainty around the Federal Reserve’s bond buying program and the implementation of upcoming new compliance regulations in January 2014, we believe the mortgage market will eventually return to more historical margins in both refinance and purchase transactions markets.  Additionally, we believe that our initiatives taken this last quarter, including the reductions to our lending operations cost structure along with the establishment of our warehouse lending operation should ultimately help position our mortgage lending segment to be successful as the overall mortgage markets return to more historical margins.  Due to the increase in interest rates, our fourth quarter volumes are expected to be consistent with our third quarter.

Our mortgage servicing portfolio, represented by $27.9 million in mortgage servicing rights (MSRs) on our consolidated balance sheet at September 30, 2013, increased to $2.7 billion as of September 30, 2013, from $1.5 billion at December 31, 2012.  Net servicing fees in the third quarter of 2013, after subservicing costs, increased by 9% and 142% to $1.0 million in the third quarter of 2013 over the second quarter of 2013 and third quarter of 2012, respectively. Our servicing portfolio is comprised of high credit quality agency loans and has a weighted average coupon of approximately 4%.  Currently, our portfolio has a 60-day delinquency ratio in terms of unpaid principal balance of less than 1% of the portfolio.  These servicing portfolio characteristics along with the added growth from our mortgage lending production, is expected to further increase the net servicing fee revenue in the future.  Additionally, with the portfolio currently having a weighted average coupon below today’s mortgage rates, it is expected to have minimal prepayments, increasing the longevity of this asset over time.

The following table includes information about our mortgage servicing portfolio:

	At September 30,	% 60+ days	At December 31,	% 60+ days
(in millions)	2013	delinquent	2012	delinquent
Fannie Mae	$1,262.1	0.10%	$622.4	0.00%
Freddie Mac	270.2	0.15%	100.4	0.00%
Ginnie Mae	1,064.0	0.90%	655.6	0.71%
Total owned servicing portfolio	$2,596.3	0.43%	$1,378.4	0.34%

Acquired Portfolio (1)	92.9	10.07%	113.7	10.48%
Total servicing portfolio	$2,689.2	0.77%	$1,492.1	1.11%

(1)         Represents servicing portfolio acquired in 2010 acquisition of AmeriHome.

During the third quarter of 2013, our warehouse borrowing capacity decreased $25.0 million to $265.0 million at September 30, 2013, as compared to $290.0 million at June 30, 2013 and increased $47.5 million from $217.5 million at December 31, 2012.  Since December 2012, we added a net $47.5 million in additional borrowing capacity.  We added $97.5 million in additional borrowing capacity with three of our existing warehouse facilities, but in an effort to reduce potential non-usage fees costs due to excess capacity resulting from lower loan origination volumes, we reduced our borrowing capacity by 1) not renewing a $25.0 million repurchase agreement which was set to expire in May 2013 and 2) reducing the borrowing capacity of another facility by $25.0 million.  At September 30, 2013, we had four warehouse lender relationships.

During the third quarter of 2013, we announced that our warehouse lending business was operational.  Our warehouse lending group offers funding facilities to all approved lenders, but initially focusing on smaller mortgage bankers and credit unions, including some of our current correspondent customers.  Offering warehouse lending provides added value for our correspondent customers, as well as increases the capture rate from our currently approved customers, increasing volumes in our correspondent channel.  We have received many application requests from prospective warehouse lending customers, and we are currently in the process of finalizing agreements with our first clients.

Real Estate Services

We provide portfolio loss mitigation and real estate services including real estate owned (REO) surveillance and disposition services, default surveillance and loss recovery services, short sale and real estate brokerage services, portfolio monitoring and reporting services.  The source of revenue for this segment is primarily the long-term mortgage portfolio, along with a small number of third party clients as well.

The real estate services segments continues to earn consistent profits and posted net earnings of $4.0 million in the third quarter of 2013 as compared to $3.1 million in the third quarter of 2012.  For the nine months ended September 30, 2013, net earnings for the real estate services segment were $9.6 million as compared to $9.5 million for the nine months ended September 30, 2012.  In a continuing effort to leverage our platform beyond mortgage lending, our real estate services segment has expanded by offering its loss mitigation services beyond our own legacy portfolio.  We have recently established relationships with third-parties to perform mortgage insurance recovery services.  In addition, we are in the final stages of solidifying an arrangement to provide title remediation for a third party.

Long-Term Mortgage Portfolio

Although we have seen some stabilization and improvement in defaults, the portfolio continues to suffer losses and has a significant amount of delinquent loans.  We expect the portfolio to continue to incur losses for the foreseeable future until we see a significant decline in the number of foreclosure properties in the market and a rise in real estate values.

The estimated fair value of the net trust assets continues to decline in 2013 primarily as a result of residual interest cash received and the expected ongoing decline in securitized mortgage collateral due to principal collections and liquidation of defaulted loans.  At September 30, 2013, our residual interest in securitizations (represented by the difference between total trust assets and total trust liabilities) decreased to $12.6 million, compared to $15.9 million at December 31, 2012. The decrease in residual fair value in 2013 was primarily due to $5.0 million in cash received and changes in assumptions associated with defaults and severities, offset by an increase in fair value related to net interest income accretion.

The long-term mortgage portfolio segment includes the net trust assets (residual interests), long-term debt and Convertible Notes.  This segment also includes (i) the infrastructure and associated expenses incurred to manage the portfolio, (ii) corporate overhead expenses, including costs associated with being a public company, (iii) certain occupancy expenses for space to be used in future growth and (iv) debt service expense.

Revenue from this segment is primarily derived from the net interest income from residual interests represented by the net securitized mortgage trust assets and securitized mortgage trust liabilities on the balance sheet.  Additionally, interest expense from the long-term debt and Convertible Notes is included in net interest income. The net trust assets and long-term debt are recorded at estimated fair value each period.  Any change in estimated fair value is recorded as a gain or loss in the consolidated statements of operations.  Lastly, there are certain personnel and operating costs incurred to support and manage the long-term mortgage portfolio.

Our includes the master servicing and related systems for the long-term mortgage portfolio.  This portfolio continues to provide a majority of the real estate services segment’s net earnings.  The real estate services segment provides certain services on behalf of the master servicer, for the benefit of the securitization trusts within the long-term mortgage portfolio.  The long-term mortgage portfolio segment is required to maintain infrastructure for the master servicing portfolio, which provides a source of revenue and thus a benefit to the real estate services segment.

This segment includes all corporate services groups including information technology, accounting, human resources, legal, facilities, treasury and corporate administration.  This corporate services group supports all operating segments.  A portion of these costs are allocated to the operating segments based on certain allocation methods.  These corporate services groups are centralized to be efficient and avoid any duplicate cost burdens.  Specific costs associated with being a publicly traded company are not allocated and remain in this segment.

We also maintain space for future growth.  The cost of unused space is recorded in the long-term mortgage portfolio since it is not attributed to mortgage lending or real estate services segments.

Debt service expense related to corporate debt, including long-term debt and Convertible Notes, is not allocated to the mortgage lending or real estate services segment.  In addition, we have recently taken advantage of very low financing rates and entered into capital lease arrangements to finance the purchase of equipment, mostly computer equipment, used in all three segments.  The interest expense associated with the capital leases is not allocated and remains in this segment.

For additional information regarding the long-term mortgage portfolio refer to Financial Condition and Results of Operations below.

Liquidity and Capital Resources

During the first nine months of 2013, we funded our operations primarily from mortgage lending revenues and real estate services fees, net, which include gains on sale of loans, net, and other mortgage related income, portfolio loss mitigation and real estate services fees, net, primarily generated from our long-term mortgage portfolio, and cash flows from our residual interests in securitizations.  Additionally, we funded mortgage loan production using warehouse facilities which are repaid once the loan is sold.  Furthermore, we utilized the proceeds from the line of credit and issuance of Convertible Notes as additional sources of liquidity.

In April 2013, we fully satisfied the remaining scheduled payments on the note payable-debt agreement and hence, the residuals listed as collateral and monthly cash flows from the residuals are now remitted directly to us.

On April 29, 2013, we raised $20.0 million from the issuance of Convertible Notes.  The Convertible Notes accrue interest at a rate of 7.5% per annum to be paid quarterly and mature on April 30, 2018.  Note holders may convert all or a portion of the outstanding principal amount of the Convertible Notes to shares of IMH common stock at a rate of $10.875 per share, subject to adjustment for stock splits and dividends.  We have the right to force a conversion if the stock price of IMH common stock reaches $16.3125 for 20 trading days during any period of 30 consecutive trading days.

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

We believe that current cash balances, cash flows from our mortgage lending operations, real estate services fees generated from our long-term mortgage portfolio, and residual interest cash flows from our long-term mortgage portfolio are adequate for our current operating needs. However, we believe the mortgage and real estate services market is volatile, highly competitive and subject to increased regulation. Competition in mortgage lending comes primarily from mortgage bankers, commercial banks, credit unions, mortgage REITs and other finance companies which have offices in our market area as well as operations throughout the United States. We compete for loans principally on the basis of the interest rates and loan fees we charge, the types of loans we originate and the quality of services we provide to borrowers. Additionally, competition for loss mitigation servicing, loan modification services and other portfolio services has increased due to the difficult mortgage environment, credit tightening and a recovering economy. Our competitors include mega mortgage servicers, established subprime loan servicers, and newer entrants to the specialty servicing and recovery collections business. Efforts to market our ability to provide mortgage and real estate services for others is more difficult than many of our competitors because we have not historically provided such services to unrelated third parties, and we are not a rated primary or special servicer of residential mortgage loans as designated by a rating agency. Additionally, performance of the long-term mortgage portfolio is subject to the current real estate market and economic conditions. Cash flows from our residual interests in securitizations are sensitive to delinquencies, defaults and credit losses associated with the securitized loans. Losses in excess of current estimates will reduce the residual interest cash receipts from our long-term mortgage portfolio.

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

Financial Condition and Results of Operations

Financial Condition

As of September 30, 2013 compared to December 31, 2012

The following table shows the condensed consolidated balance sheets for the following periods:

	September 30,	December 31,	Increase	%
	2013	2012	(Decrease)	Change
Cash	$15,669	$12,711	$2,958	23%
Restricted cash	1,832	3,230	(1,398)	(43)
Mortgage loans held-for-sale	125,604	118,786	6,818	6
Mortgage servicing rights	27,857	10,703	17,154	160
Securitized mortgage trust assets	5,467,957	5,810,506	(342,549)	(6)
Other assets (2)	31,028	30,652	376	1
Total assets	$5,669,947	$5,986,588	$(316,641)	(5)%

Warehouse borrowings	$114,435	$107,604	$6,831	6%
Notes payable	20	3,451	(3,431)	(99)
Repurchase reserve (1)	9,859	10,562	(703)	(7)
Convertible notes	20,000	—	20,000	n/a
Long-term debt ($71,120 par)	14,966	12,731	2,235	18
Securitized mortgage trust liabilities	5,455,401	5,794,656	(339,255)	(6)
Other liabilities (2)	26,953	27,741	(788)	(3)
Total liabilities	5,641,634	5,956,745	(315,111)	(5)
Total IMH stockholders’ equity	28,313	28,960	(647)	(2)
Noncontrolling interest	—	883	(883)	(100)
Total equity	28,313	29,843	(1,530)	(5)
Total liabilities and stockholders’ equity	$5,669,947	$5,986,588	$(316,641)	(5)%

(1)         $6.2 million and $8.2 million of the repurchase reserve were within discontinued operations at September 30, 2013 and December 31, 2012.

(2)         Included within other assets and liabilities are the assets and liabilities of discontinued operations.

At September 30, 2013 and December 31, 2012, net trust assets and liabilities were as follows:

	September 30,	December 31,	Increase	%
	2013	2012	(Decrease)	Change
Total trust assets	$5,467,957	$5,810,506	$(342,549)	(6)%
Total trust liabilities	5,455,401	5,794,656	(339,255)	(6)
Residual interests in securitizations	$12,556	$15,850	$(3,294)	(21)%

At September 30, 2013, cash increased to $15.7 million from $12.7 million at December 31, 2012. The primary sources of cash between periods were $20.0 million from the issuance of the convertible notes, $53.6 million in fees generated from the mortgage lending operations and real estate services (net of non-cash fair value adjustments) and $5.0 million from residual interests in securitizations. Offsetting the sources of cash were continuing operating expenses totaling $69.6 million, payments on the notes payable of $3.4 million (including $1.5 million which came from the related reserve account), $0.4 million interest payments on the convertible notes and settlements of repurchase requests associated with loans sold by the discontinued non-conforming mortgage operations of approximately $3.3 million.

Since the consolidated and unconsolidated securitization trusts are nonrecourse to us, trust assets and liabilities have been netted to present our interest in these trusts more simply, which are considered the residual interests in securitizations. For unconsolidated securitizations the residual interests represent the fair value of investment securities available-for-sale. For consolidated securitizations, the residual interests are represented by the fair value of securitized mortgage collateral and real estate owned, offset by the fair value of securitized mortgage borrowings and net derivative liabilities. We receive cash flows from our residual interests in securitizations to the extent they are available after required distributions to bondholders and maintaining specified overcollateralization levels and other specified parameters (such as maximum delinquency and cumulative default) within the trusts. The estimated fair value of the residual interests, represented by the difference in the fair value of total trust assets and total trust liabilities, was $12.6 million at September 30, 2013, compared to $15.9 million at December 31, 2012. During the nine months ended September 30, 2013, the decrease in residual fair value in was primarily due to $5.0 million in cash received and changes in assumptions associated with defaults and severities, offset by an increase in fair value related to net interest income accretion.

Mortgage loans held-for-sale increased $6.8 million to $125.6 million at September 30, 2013 as compared to $118.8 million at December 31, 2012. During the nine months ended September 30, 2013, we had $2.0 billion in originations and loan sales.  As a normal course of our origination and sales cycle, loans held-for-sale at the end of any period are generally sold within one or two subsequent months.

The estimated fair value of mortgage servicing rights increased by $17.2 million to $27.9 million at September 30, 2013 as compared to $10.7 million at December 31, 2012. The increase is due to an increase in our mortgage servicing portfolio from servicing retained loan sales of $1.9 billion during the nine months of 2013, partially offset by the sale of servicing rights of $401.9 million during the nine months of 2013.  Additionally, the increase is also due to a fair value adjustment of $3.0 million primarily due to the increase in interest rates since the middle of the second quarter of 2013.  At September 30, 2013, we serviced $2.7 billion in unpaid principal balance (UPB) for others as compared to $1.5 billion at December 31, 2012.

For the nine months ended September 30, 2013, we did not record income tax expense resulting from deferred charge impairment write-downs based on changes in estimated fair value of securitized mortgage collateral. The deferred charge arose as a result of the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH in prior years (when IMH was a REIT). This balance is recorded as required by GAAP and does not have any realizable cash value. At September 30, 2013, the balance of deferred charge was $12.0 million and was included in other assets.

Warehouse borrowings increased by $6.8 million to $114.4 million at September 30, 2013 as compared to $107.6 million at December 31, 2012. The increase is due to the increase in loans held for sale as discussed above.  During the nine months of 2013, we increased our total borrowing capacity to $265.0 million as compared to $217.5 million at December 31, 2012.

For the nine months ended September 30, 2013, the notes payable balance decreased by $3.5 million as we paid-off the note payable related to the structured debt agreement collateralized by the residual interests in securitizations.  The residuals have been released back to us allowing the monthly cash flows from the residuals to be remitted directly to us.

Repurchase reserve liability decreased to $9.9 million at September 30, 2013 as compared to $10.6 million at December 31, 2012. During the nine months ended September 30, 2013, we paid approximately $3.3 million to settle previous repurchase claims related to our discontinued operations. Our discontinued operations continue to receive repurchase requests from Fannie Mae. At September 30, 2013, the repurchase reserve within discontinued operations was $6.2 million as compared to $8.2 million at December 31, 2012. Additionally, we have approximately $3.6 million in repurchase reserves related to the loans sold by the continuing mortgage lending operations since early 2011.  We have received a minimal amount of repurchase requests for loans sold by the continuing mortgage lending operations.

The changes in total assets and liabilities are primarily attributable to decreases in our trust assets and trust liabilities as summarized below.

	September 30,	December 31,	Increase	%
	2013	2012	(Decrease)	Change
Securitized mortgage collateral	$5,454,442	$5,787,884	$(333,442)	(6)%
Other trust assets	13,515	22,622	(9,107)	(40)
Total trust assets	5,467,957	5,810,506	(342,549)	(6)

Securitized mortgage borrowings	$5,444,000	$5,777,456	$(333,456)	(6)%
Other trust liabilities	11,401	17,200	(5,799)	(34)
Total trust liabilities	5,455,401	5,794,656	(339,255)	(6)
Residual interests in securitizations	$12,556	$15,850	$(3,294)	(21)%

We update our collateral assumptions quarterly based on recent delinquency, default, prepayment and loss experience. Additionally, we update the forward interest rates and investor yield (discount rate) assumptions based on information derived from market participants. During the nine months of 2013, we decreased the investor yield requirements for certain securitized mortgage borrowings as estimated bond prices have continued to improve and corresponding yields have decreased. The decrease in investor yield assumptions on securitized mortgage collateral and securitized mortgage borrowings resulted in an increase in the value of these trust assets and liabilities.  However, offsetting the increase was principal payments and liquidations of securitized mortgage collateral and securitized mortgage borrowings.

•                  The estimated fair value of securitized mortgage collateral decreased $333.4 million during the nine months of 2013, primarily due to an increase in loss assumptions, reductions in principal from borrower payments and transfers of loans to REO for single-family and multi-family collateral, partially offset by an increase in fair value due to a reduction in investor yield requirements. Additionally, other trust assets decreased $9.1 million during the nine months of 2013, primarily due to decreases in REO from liquidations of $40.3 million.  Partially offsetting the decrease was $26.6 million in REO foreclosures and a $4.7 million increase in the net realizable value (NRV) of REO.

•                  The estimated fair value of securitized mortgage borrowings decreased $333.5 million during the nine months of 2013, primarily caused by an increase in loss assumptions and reductions in principal balances from principal payments during the period for single-family and multi-family collateral, partially offset by an increase in fair value due to a reduction in investor yield requirements. The $5.8 million reduction in other trust liabilities during the nine months of 2013 was primarily due to $5.0 million in derivative cash payments from the securitization trusts, and a $705 thousand decrease in derivative fair value resulting from changes in forward LIBOR interest rates.

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

To determine the discount rates to apply to these cash flows, we gather information from the bond pricing services and other market participants regarding estimated investor required yields for each bond tranche. Based on that information and the collateral type and vintage, we determine an acceptable range of expected yields an investor would require including an appropriate risk premium for each bond tranche. We use the blended yield of the bond tranches together with the residual interests to determine an appropriate yield for the securitized mortgage collateral in each securitization (after taking into consideration any derivatives in the securitization). During 2012 and the nine months of 2013, based on the trend of improving bond prices and declining yields, we adjusted the acceptable range of expected yields for some of our earlier vintage securitizations.

The following table presents changes in the trust assets and trust liabilities for the nine months ended September 30, 2013:

	TRUST ASSETS						TRUST LIABILITIES
	Level 3 Recurring Fair Value Measurements			NRV (1)			Level 3 Recurring Fair Value Measurements
	Investment securities available- for-sale	Securitized mortgage collateral	Derivative assets	Real estate owned	Total trust assets		Securitized mortgage borrowings	Derivative liabilities	Total trust liabilities		Net trust assets
Recorded book value at December 31, 2012	110	5,787,884	37	22,475	5,810,506		(5,777,456)	(17,200)	(5,794,656)		15,850
Total gains/(losses) included in earnings:
Interest income	27	27,115	—	—	27,142		—	—	—		27,142
Interest expense	—	—	—	—	—		(190,490)	—	(190,490)		(190,490)
Change in FV of net trust assets, excluding REO	35	249,253	—	—	249,288	(2)	(261,602)	705	(260,897	)(2)	(11,609)
Gains from REO - not at FV but at NRV	—	—	—	9,232	9,232	(2)	—	—	—		9,232
Total gains (losses) included in earnings	62	276,368	—	9,232	285,662		(452,092)	705	(451,387)		(165,725)
Transfers in and/or out of level 3	—	—	—	—	—		—	—	—		—
Purchases, issuances and settlements	(57)	(609,810)	(37)	(18,307)	(628,211)		785,548	5,094	790,642		162,431
Recorded book value at September 30, 2013	$115	$5,454,442	$—	$13,400	$5,467,957		$(5,444,000)	$(11,401)	$(5,455,401)		$12,556

(1)             Accounted for at net realizable value.

(2)             Represents non-interest income-net trust assets in the consolidated statements of operations for the nine months ended September 30, 2013.

Inclusive of gains from REO, total trust assets above reflect a net gain of $258.5 million as a result of an increase in fair value of securitized mortgage collateral of $249.3 million, gains from REO of $9.2 million and increases from other trust assets of $35 thousand. Net losses on trust liabilities were $260.9 million as a result of $261.6 million in losses from the increase in fair value of securitized mortgage borrowings, partially offset by gains from derivative liabilities of $705 thousand. As a result, non-interest income—net trust assets totaled a loss of $2.4 million for the nine months ended September 30, 2013.

The table below reflects the net trust assets as a percentage of total trust assets (residual interests in securitizations):

	September 30,	December 31,
	2013	2012
Net trust assets	$12,556	$15,850
Total trust assets	5,467,957	5,810,506
Net trust assets as a percentage of total trust assets	0.23%	0.27%

For the nine months ended September 30, 2013, the estimated fair value of the net trust assets slightly declined as a percentage of total trust assets. The decrease was primarily due to the cash received from residual interests (net trust assets).

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

The following tables present the estimated fair value of our residual interests, including investment securities available for sale, by securitization vintage year and other related assumptions used to derive these values at September 30, 2013 and December 31, 2012:

Origination		Estimated Fair Value of Residual Interests by Vintage Year at September 30, 2013			Estimated Fair Value of Residual Interests by Vintage Year at December 31, 2012
Year		SF	MF	Total	SF	MF	Total
2002-2003	(1)	$7,427	$2,160	$9,587	$11,680	$3,144	$14,824
2004		181	2,697	2,878	58	881	939
2005	(2)	—	89	89	—	87	87
2006	(2)	—	2	2	—	—	—
2007	(2)	—	—	—	—	—	—
Total		$7,608	$4,948	$12,556	$11,738	$4,112	$15,850

Weighted avg. prepayment rate		2.6%	12.5%	3.6%	1.9%	8.3%	2.6%
Weighted avg. discount rate		25.1%	20.2%	23.2%	25.0%	20.2%	23.8%

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

The table below reflects the estimated future credit losses and investor yield requirements for trust assets by product (SF and MF) and securitization vintage at September 30, 2013:

	Estimated Future Losses (1)			Investor Yield Requirement (2)
	SF	MF		SF	MF
2002-2003	9%	0	%(3)	5%	9%
2004	18%	1%		5%	6%
2005	33%	2%		4%	5%
2006	49%	6%		5%	6%
2007	42%	1%		6%	5%

(1)         Estimated future losses derived by dividing future projected losses by unpaid principal balances at September 30, 2013.

(2)         Investor yield requirements represent our estimate of the yield third-party market participants would require to price our trust assets and liabilities given our prepayment, credit loss and forward interest rate assumptions.

(3)         Represents less than 1%.

Despite the increase in housing prices from December 2012 through September 2013, housing prices are still at levels which has significantly reduced or eliminated equity for loans originated after 2003. Future loss estimates are significantly higher for mortgage loans included in securitization vintages after 2004 which reflect severe home price deterioration and defaults experienced with mortgages originated during these periods.

Long-Term Mortgage Portfolio Credit Quality

We use the Mortgage Bankers Association (MBA) method to define delinquency as a contractually required payment being 30 or more days past due. We measure delinquencies from the date of the last payment due date in which a payment was received. Delinquencies for loans 60 days delinquent or greater, foreclosures and delinquent bankruptcies were $1.7 billion or 22.3% of the long-term mortgage portfolio as of September 30, 2013.

The following table summarizes the unpaid principal balances of loans in our mortgage portfolio, included in securitized mortgage collateral, mortgage loans held-for-investment and mortgage loans held-for-sale for continuing and discontinued operations combined, that were 60 or more days delinquent (utilizing the MBA method) as of the periods indicated:

		Total		Total
	September 30,	Collateral	December 31,	Collateral
	2013	%	2012	%
Mortgage loans held-for-sale and investment
60 - 89 days delinquent	$—	*	$—	*
90 or more days delinquent	—	*	—	*
Foreclosures (1)	—	*	366	*
Total 60+ days delinquent mortgage loans held-for-sale and investment (2)	—	*	366	*

Securitized mortgage collateral
60 - 89 days delinquent	$175,002	2.2%	$180,260	2.1%
90 or more days delinquent	644,619	8.2%	649,800	7.4%
Foreclosures (1)	584,530	7.5%	790,293	9.0%
Delinquent bankruptcies (3)	339,102	4.3%	370,827	4.2%
Total 60+ days delinquent long-term mortgage portfolio	1,743,253	22.3%	1,991,180	22.8%
Total 60 or more days delinquent	$1,743,253	22.3%	$1,991,546	22.8%
Total collateral	$7,827,604	100%	$8,735,991	100%

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

The following table summarizes securitized mortgage collateral, mortgage loans held-for-investment, mortgage loans held-for-sale and real estate owned, that were non-performing for continuing and discontinued operations combined as of the dates indicated (excludes 60-89 days delinquent):

		Total		Total
	September 30,	Collateral	December 31,	Collateral
	2013	%	2012	%
90 or more days delinquent, foreclosures and delinquent bankruptcies	$1,568,251	20.0%	$1,811,286	20.7%
Real estate owned	13,402	0.2%	22,511	0.3%
Total non-performing assets	$1,581,653	20.2%	$1,833,797	21.0%

Non-performing assets consist of non-performing loans (mortgages that are 90 or more days delinquent, including loans in foreclosure and delinquent bankruptcies) plus REO. It is our policy to place a mortgage on non-accrual status when it becomes 90 days delinquent and to reverse from revenue any accrued interest, except for interest income on securitized mortgage collateral when the scheduled payment is received from the servicer. The servicers are required to advance principal and interest on loans within the securitization trusts to the extent the advances are considered recoverable. The servicer may recover such advances when the property is foreclosed and liquidated or if the loan is paid in full.  IFC, a subsidiary of IMH and master servicer, may be required to advance funds, or in most cases cause the loan servicers to advance funds, to cover principal and interest payments not received from borrowers depending on the status of their mortgages.  As of September 30, 2013, non-performing assets (unpaid principal balance of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) as a percentage of the total collateral was 20.2%.   At December 31, 2012, non-performing assets to total collateral was 21.0%.  Non-performing assets decreased by approximately $252.1 million at September 30, 2013 as compared to December 31, 2012.   At September 30, 2013, the estimated fair value of non-performing assets (representing the fair value of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) was $529.9 million or 9.3% of total assets.  At December 31, 2012, the estimated fair value of non-performing assets was $578.0 million or 9.7% of total assets.

REO, which consists of real estate acquired in satisfaction of loans, is carried at the lower of cost or net realizable value less estimated selling costs. Adjustments to the loan carrying value required at the time of foreclosure are included in the change in the fair value of net trust assets. Changes in estimates of net realizable value subsequent to the time of foreclosure and through the time of ultimate disposition are recorded as gains or losses from REO in the consolidated statements of operations. REO, for continuing and discontinued operations, at September 30, 2013 decreased $9.1 million or 40.5% from December 31, 2012, as a result of an increase in liquidations of REO, partially offset by foreclosures and an increase in the NRV of REO.

For the three and nine months ended September 30, 2013, we recorded an increase of the net realizable value of the REO in the amount of $3.7 million and $9.2 million, compared to an increase of NRV of $3.5 million and a decrease of NRV (subsequent write-downs) of $9.8 million for the comparable 2012 period. Increases and write-downs of the net realizable value reflect increases or declines in value of the REO subsequent to foreclosure date, but prior to the date of sale.

The following table presents the balances of REO for continuing operations:

	September 30,	December 31,
	2013	2012
REO	$17,312	$31,116
Impairment (1)	(3,910)	(8,605)
Ending balance	$13,402	$22,511

REO inside trusts	$13,400	$22,475
REO outside trusts	2	36
Total	$13,402	$22,511

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

Results of Operations

For the Three and Nine Months Ended September 30, 2013 compared to the Three and Nine Months Ended September 30, 2012

	For the Three Months Ended September 30,
			Increase	%
	2013	2012	(Decrease)	Change
Revenues	$16,834	$30,527	$(13,693)	(45)%
Expenses	(21,116)	(21,602)	486	2
Net interest (expense) income	(202)	297	(499)	(168)
Change in fair value of long-term debt	75	190	(115)	(61)
Change in fair value of net trust assets, including trust REO gains (losses)	(271)	(2,450)	2,179	89
Income tax benefit (expense) from continuing operations	9	(8)	17	213
Net (loss) earnings from continuing operations	(4,671)	6,954	(11,625)	(167)
Loss from discontinued operations, net	(277)	(9,021)	8,744	97
Net loss	(4,948)	(2,067)	(2,881)	(139)
Net earnings attributable to noncontrolling interest (1)	—	(212)	212	100
Net loss attributable to IMH	$(4,948)	$(2,279)	$(2,669)	(117)

Loss per share available to common stockholders - basic and diluted	$(0.56)	$(0.29)	$(0.27)	(93)%

(1)         For the three months ended September 30, 2012, net earnings attributable to noncontrolling interest represents the portion of the earnings of AmeriHome that we do not wholly-own. As of July 1, 2013 we own 100% of AmeriHome.

	For the Nine Months Ended September 30,
			Increase	%
	2013	2012	(Decrease)	Change
Revenues	$69,091	$65,882	$3,209	5%
Expenses	(69,643)	(53,157)	(16,486)	(31)
Net interest income	36	1,874	(1,838)	(98)
Change in fair value of long-term debt	(453)	872	(1,325)	(152)
Change in fair value of net trust assets, including trust REO gains (losses)	(2,377)	(4,199)	1,822	43
Income tax benefit (expense) from continuing operations	1,065	(44)	1,109	2,520
Net (loss) earnings from continuing operations	(2,281)	11,228	(13,509)	(120)
Loss from discontinued operations, net	(2,051)	(13,402)	11,351	85
Net loss	(4,332)	(2,174)	(2,158)	(99)
Net earnings attributable to noncontrolling interest (1)	(136)	(683)	547	80
Net loss attributable to IMH	$(4,468)	$(2,857)	$(1,611)	(56)%

Loss per share available to common stockholders - basic and diluted	$(0.52)	$(0.36)	$(0.16)	(44)%

(1)      For the nine months ended September 30, 2013 and 2012, net earnings attributable to noncontrolling interest represents the portion of the earnings of AmeriHome that we do not wholly-own.  As of July 1, 2013 we own 100% of AmeriHome.

Revenues

	For the Three Months Ended September 30,
			Increase	%
	2013	2012	(Decrease)	Change
Gain on sale of loans, net	$11,103	$25,043	$(13,940)	(56)%
Servicing income, net	989	294	695	236
Real estate services fees, net	4,933	5,328	(395)	(7)
Other revenues	(191)	(138)	(53)	(38)
Total revenues	$16,834	$30,527	$(13,693)	(45)%

Gain on sale of loans, net.  For the three months ended September 30, 2013, gain on sale of loans, net were $11.1 million compared to $25.0 million in the comparable 2012 period. The $13.9 million decrease is primarily related to a $26.8 million decrease in premiums received from the sale of mortgage loans, partially offset by a $5.3 million reduction in net direct loan origination expenses, a $5.0 million increase in realized and unrealized gains on derivative financial instruments, a $1.3 million increase in premiums from servicing retained loan sales and a $1.1 million increase in mark-to-market gains.  The decrease was due to a reduction in mortgage loan origination volumes as well as tighter lending spreads and gain on sale margins associated with $576.2 million and $626.3 million of loans originated and sold, respectively, during the three months ended September 30, 2013, as compared to $709.8 million and $661.6 million of loans originated and sold, respectively, during the same period in 2012.

Servicing income, net.  For the three months ended September 30, 2013, servicing income, net was $989 thousand compared to $294 thousand in the comparable 2012 period.  The increase in servicing income, net was the result of the servicing portfolio increasing 218% to an average quarterly balance of $2.5 billion for the three months ended September 30, 2013 as compared to an average quarterly balance of $794.1 million for the three months ended September 30, 2012.  During the third quarter of 2013, we retained servicing rights on $603.7 million in loans sales.

Real estate services fees, net.  For the three months ended September 30, 2013, real estate services fees, net were $4.9 million compared to $5.3 million in the comparable 2012 period. The $395 thousand decrease was primarily the result of the decline in loans and the balance of the long-term mortgage portfolio.

	For the Nine Months Ended September 30,
			Increase	%
	2013	2012	(Decrease)	Change
Gain on sale of loans, net	$47,701	$50,025	$(2,324)	(5)%
Servicing income, net	2,929	382	2,547	667
Real estate services fees, net	14,516	15,707	(1,191)	(8)
Other revenues	3,945	(232)	4,177	1800
Total revenues	$69,091	$65,882	$3,209	5%

Gain on sale of loans, net.  For the nine months ended September 30, 2013, gain on sale of loans, net were $47.7 million compared to $50.0 million in the comparable 2012 period. The $2.3 million decrease is primarily related to a $21.7 million decrease in premiums received from the sale of mortgage loans, a $7.4 million decrease in mark-to-market gains on loans held for sale and a $1.7 million increase in net direct loan origination expenses, partially offset by $21.8 million increase in realized and unrealized gains on derivative financial instruments and a $6.9 million increase in premiums from servicing retained loan sales.  The decrease in gain on sale of loans, net was due to tighter lending spreads and gain on sale margins associated with $2.0 billion and $2.0 billion of loans originated and sold, respectively, during the nine months ended September 30, 2013, as compared to $1.6 billion and $1.5 billion of loans originated and sold, respectively, during the same period in 2012.

Servicing income, net.  For the nine months ended September 30, 2013, servicing income, net was $2.9 million compared to $382 thousand in the comparable 2012 period.  The increase in servicing income, net was primarily the result of the servicing portfolio increasing 175% to an average balance of $2.0 billion for the nine months ended September 30, 2013 as compared to an average balance of $731.1 million for the nine months ended September 30, 2012.  During the nine months ended September 30, 2013, we retained servicing rights on $1.9 billion in loan sales.  Additionally, servicing income, net increased due to a reduction in loss mitigation costs.  Servicing income, net includes certain loss mitigation costs associated with the acquired servicing portfolio from the 2010 acquisition of AmeriHome for defaulted loans, foreclosures and bankruptcies.

Real estate services fees, net.  For the nine months ended September 30, 2013, real estate services fees, net were $14.5 million compared to $15.7 million in the comparable 2012 period. The $1.2 million decrease was primarily the result of the decline in loans and the balance of the long-term mortgage portfolio.

Other revenues.  For the nine months ended September 30, 2013, other revenues were $3.9 million compared to an expense of $232 thousand in the comparable 2012 period.  The increase in other revenues was the result of $3.0 million in mark-to-market gains on MSRs during the nine months ended September 30, 2013 as compared to mark-to-market losses of $869 thousand during the comparable 2012 period.  The increase in mark-to-market adjustment on the MSRs is primarily the result of the increase in interest rates since the middle of the second quarter of 2013.

Expenses

	For the Three Months Ended September 30,
			Increase	%
	2013	2012	(Decrease)	Change
Personnel expense	$14,833	$16,602	$(1,769)	(11)%
General, administrative and other	6,283	5,000	1,283	26
Total expenses	$21,116	$21,602	$(486)	(2)%

Total expenses were $21.1 million for the three months ended September 30, 2013, compared to $21.6 million for the comparable period of 2012. Personnel expense decreased $1.8 million to $14.8 million for the three months ended September 30, 2013.  The decrease is primarily due to a reduction in commission expense associated with the decline in loan origination volumes and a decrease in other compensation costs and benefits, partially offset by an increase in salaries related to an increase in employees during the comparable periods.  Average employees totaled 571for the three months ended September 30, 2013 as compared to 479 for the same period in 2012.  Personnel expense was high in the third quarter of 2013 in relation to our loan origination volumes due to the anticipated growth of our mortgage lending platform, as we had expected interest rates to remain low through year end.  However, with the increase in interest rates beginning in the middle of the second quarter through the third quarter, the industry has experienced a significant decrease in refinancing transactions.

In response to the movement in interest rates and lower refinance volumes, we have reduced staff levels in our mortgage lending segment.  With these steps, management believes that the mortgage lending segment net earnings will improve in the fourth quarter.  Increases in lending volumes could result in additional personnel costs to support the lending operations in future periods.  We will continue to monitor our pipeline and staffing levels to maximize efficiencies and maintain service levels based upon origination volumes.

General, administrative and other expenses increased to $6.3 million for the three months ended September 30, 2013, compared to $5.0 million for the same period in 2012.  The $1.3 million increase was primarily related to occupancy, professional fees, marketing and other expenses attributable to the growth of our mortgage lending platform.

	For the Nine Months Ended September 30,
			Increase	%
	2013	2012	(Decrease)	Change
Personnel expense	$49,832	$39,352	$10,480	27%
General, administrative and other	19,811	13,805	6,006	44
Total expenses	$69,643	$53,157	$16,486	31%

Total expenses were $69.6 million for the nine months ended September 30, 2013, compared to $53.2 million for the comparable period of 2012. Personnel expenses increased $10.5 million to $49.8 million during the nine months ended September 30, 2013 primarily attributable to an increase in commission expense and other personnel related costs associated with the increase in loan origination volumes and growth of our mortgage lending platform as explained above.

General, administrative and other expenses increased to $19.8 million for the nine months ended September 30, 2013, compared to $13.8 million for the same period in 2012.  The $6.0 million increase was primarily related to occupancy, professional fees, marketing and other expenses attributable to the growth of our mortgage lending platform.  The increase in expenses also include a $700 thousand legal settlement expense within the mortgage lending operations.

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

	For the Three Months Ended September 30,
	2013			2012
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Securitized mortgage collateral	5,547,214	73,012	5.26%	5,584,297	114,285	8.19%
Loans held-for-sale	112,728	1,186	4.21%	91,805	789	3.44%
Other	17,328	18	0.42%	763	17	8.91%
Total interest-earning assets	$5,677,270	$74,216	5.23%	$5,676,865	$115,091	8.11%

LIABILITIES
Securitized mortgage borrowings	$5,537,875	$71,945	5.20%	$5,575,755	$112,564	8.08%
Long-term debt	14,683	1,041	28.36%	12,113	915	30.22%
Note payable	41	—	0.00%	5,686	387	27.22%
Convertible notes	20,000	386	7.72%	—	—	0.00%
Warehouse borrowings	107,284	1,046	3.90%	88,512	928	4.19%
Total interest-bearing liabilities	$5,679,883	$74,418	5.24%	$5,682,066	$114,794	8.08%

Net Interest Spread (1)		$(202)	-0.01%		$297	0.03%
Net Interest Margin (2)			-0.01%			0.02%

(1)       Net interest spread is calculated by subtracting the weighted average yield on interest-bearing liabilities from the weighted average yield on interest-earning assets.

(2)         Net interest margin is calculated by dividing net interest spread by total average interest-earning assets.

Net interest income spread decreased $499 thousand for the three months ended September 30, 2013 primarily attributable to a decrease in net interest spread on the long-term mortgage portfolio due to increases in pricing and the corresponding reduction in investor yield requirements between periods on securitized mortgage collateral and securitized mortgage borrowings as well as a decrease in the balance of the long-term mortgage portfolio and an increase in interest expense associated with the issuance of the Convertible Notes during the second quarter of 2013. The decrease was partially offset by a decrease in interest expense on the note payable as well as positive interest spread between the loans held-for-sale and warehouse borrowings.  As a result, net interest margin decreased from 0.02% for the three months ended September 30, 2012 to (0.01%) for the three months ended September 30, 2013.

During the three months ended September 30, 2013, the yield on interest-earning assets decreased to 5.23% from 8.11% in the comparable 2012 period. The yield on interest-bearing liabilities decreased to 5.24% for the three months ended September 30, 2013 from 8.08% for the comparable 2012 period. In connection with the fair value accounting for investment securities available-for-sale, securitized mortgage collateral and borrowings and long-term debt, interest income and interest expense is recognized using effective yields based on estimated fair values for these instruments. The decrease in yield for securitized mortgage collateral and securitized mortgage borrowings is primarily related to increased prices on mortgage-backed bonds which resulted in a decrease in yield. Bond prices received from pricing services and other market participants have increased over the past few quarters as investor’s demand for mortgage-backed securities has increased. This has resulted in an increase in fair value for both securitized mortgage collateral and securitized mortgage borrowings. These increases in fair value have decreased the effective yields used for purposes of recognizing interest income and interest expense on these instruments.

	For the Nine Months Ended September 30,
	2013			2012
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Securitized mortgage collateral	5,676,606	237,545	5.58%	5,547,740	382,802	9.20%
Loans held-for-sale	118,400	3,269	3.68%	70,523	1,930	3.65%
Other	13,135	58	0.59%	955	60	8.38%
Total interest-earning assets	$5,808,141	$240,872	5.53%	$5,619,218	$384,792	9.13%

LIABILITIES
Securitized mortgage borrowings	$5,668,166	$233,458	5.49%	$5,546,481	$376,670	9.05%
Long-term debt	13,858	2,980	28.67%	11,987	2,796	31.10%
Note payable	1,184	314	35.36%	5,940	1,309	29.38%
Convertible notes	11,355	648	7.61%	—	—	0.00%
Warehouse borrowings	113,033	3,436	4.05%	68,324	2,143	4.18%
Total interest-bearing liabilities	$5,807,596	$240,836	5.53%	$5,632,732	$382,918	9.06%

Net Interest Spread (1)		$36	0.00%		$1,874	0.07%
Net Interest Margin (2)			0.00%			0.04%

(1)       Net interest spread is calculated by subtracting the weighted average yield on interest-bearing liabilities from the weighted average yield on interest-earning assets.

(2)         Net interest margin is calculated by dividing net interest spread by total average interest-earning assets.

Net interest income spread decreased $1.8 million for the nine months ended September 30, 2013 primarily attributable to a decrease in net interest spread on the long-term mortgage portfolio due to increases in pricing and the corresponding reduction in investor yield requirements between periods on securitized mortgage collateral and securitized mortgage borrowings as well as a decrease in the balance of the long-term mortgage portfolio and an increase in interest expense associated with the issuance of the Convertible Notes during the second quarter of 2013.  The decrease was partially offset by a decrease in interest expense on the note payable. Additionally, the negative interest carry between the loans held-for-sale and warehouse borrowings is causing further reductions on the net interest spread. As a result, net interest margin decreased from 0.04% for the nine months ended September 30, 2012 to 0.0% for the nine months ended September 30, 2013.

During the nine months ended September 30, 2013, the yield on interest-earning assets decreased to 5.53% from 9.13% in the comparable 2012 period. The yield on interest-bearing liabilities decreased to 5.53% for the nine months ended September 30, 2013 from 9.06% for the comparable 2012 period. In connection with the fair value accounting for investment securities available-for-sale, securitized mortgage collateral and borrowings and long-term debt, interest income and interest expense is recognized using effective yields based on estimated fair values for these instruments. The decrease in yield for securitized mortgage collateral and securitized mortgage borrowings is primarily related to increased prices on mortgage-backed bonds which resulted in a decrease in yield. Bond prices received from pricing services and other market participants have increased over the past few quarters as investor’s demand for mortgage-backed securities has increased. This has resulted in an increase in fair value for both securitized mortgage collateral and securitized mortgage borrowings. These increases in fair value have decreased the effective yields used for purposes of recognizing interest income and interest expense on these instruments.

Change in the fair value of long-term debt.

Change in the fair value of long-term debt was a gain of $75 thousand for the three months ended September 30, 2013, compared to a gain of $190 thousand for the comparable 2012 period as a result of the decrease in the estimated fair value of long-term debt. The decrease in the estimated fair value of long-term debt was the result of a decrease in forward LIBOR interest rates. Long-term debt (consisting of trust preferred securities and junior subordinated notes) is measured based upon an analysis prepared by the Company, which considers the Company’s own credit risk, including consideration of settlements with trust preferred debt holders and discounted cash flow analyses.

Change in the fair value of long-term debt was a loss of $453 thousand for the nine months ended September 30, 2013, compared to a gain of $872 thousand for the comparable 2012 period as a result of the increase in the estimated fair value of long-term debt. The increase in the estimated fair value of long-term debt was the result of an increase in forward LIBOR interest rates.

Change in fair value of net trust assets, including trust REO gains (losses)

	For the Three Months
	Ended September 30,
	2013	2012
Change in fair value of net trust assets, excluding REO	$(3,947)	$(5,998)
Gains from REO	3,676	3,548
Change in fair value of net trust assets, including trust REO gains	$(271)	$(2,450)

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

The change in fair value related to our net trust assets (residual interests in securitizations) was a loss of $271 thousand for the three months ended September 30, 2013, compared to a loss of $2.5 million for the three months ended September 30, 2012.  The change in fair value of net trust assets, including REO was due to net losses resulting from changes in fair value of securitized mortgage borrowings, securitized mortgage collateral and investment securities available-for-sale primarily associated with updating assumptions for collateral losses in the future and interest rates and a $3.7 million increase in NRV of REO during the period attributed to lower expected loss severities on properties held in the long-term mortgage portfolio during the period.

For the three months ended September 30, 2012, the ($2.5) million change in fair value of net trust assets, including REO was due to changes in fair values of securitized mortgage borrowings, securitized mortgage collateral and investment securities available-for sale and $3.5 million increase in NRV of REO during the period attributed to lower expected loss severities on properties held in the long-term mortgage portfolio during the period.

	For the Nine Months
	Ended September 30,
	2013	2012
Change in fair value of net trust assets, excluding REO	$(11,609)	$5,562
Gains (losses) from REO	9,232	(9,761)
Change in fair value of net trust assets, including trust REO gains (losses)	$(2,377)	$(4,199)

The change in fair value related to our net trust assets (residual interests in securitizations) was a loss of $2.4 million for the nine months ended September 30, 2013, compared to a loss of $4.2 million in the comparable 2012 period. The change in fair value of net trust assets, including REO was due to changes in fair value of securitized mortgage borrowings, securitized mortgage collateral and investment securities available-for-sale primarily associated with updating assumptions of increased collateral losses in the future and higher interest rates and a $9.2 million increase in NRV of REO during the period attributed to lower expected loss severities on properties held in the long-term mortgage portfolio during the period.

For the nine months ended September 30, 2012, the ($4.2) million change in fair value of net trust assets, including REO was due to changes in fair value of securitized mortgage collateral, securitized mortgage borrowings and investment securities available-for sale primarily related to a decrease in loss assumptions and a reduction in future interest rates and $9.8 million in additional impairment write-downs during the period attributed to higher expected loss severities on properties held during the period.

Income Taxes

We recorded income tax benefit of $9 thousand and $1.1 million for the three and nine months ended September 30, 2013, respectively. We recorded income tax expense of $8 thousand and $44 thousand for the three and nine months ended September 30, 2012, respectively. The $1.1 million income tax benefit for the nine months ended September 2013, is the result of the inclusion of AmeriHome in the IMH federal consolidated tax returns as a result of increasing our ownership in AmeriHome during the first quarter of 2013.  The tax benefit is from the use of net operating losses to offset AmeriHome’s deferred tax liabilities.  The income tax expense for 2012 is the result of state income taxes primarily from states where the Company does not have net operating loss (NOL) carry-forwards.

As of December 31, 2012, we had estimated federal and state NOL carry-forwards of approximately $488.9 million and $418.5 million, respectively, of which approximately $283.8 million (federal) related to discontinued operations.

We have significant NOL carry-forwards from prior years. With an improvement in earnings from our continuing operations, we may be able to generate sufficient taxable income in future years to utilize these loss carry-forwards, however, at September 30, 2013; we have recognized a full valuation allowance against these NOL carry-forwards in our consolidated balance sheets.  As of September 30, 2013, we have no material uncertain tax positions.  In the third quarter of 2013, the Board of Directors adopted a tax benefits preservation rights agreement designed to preserve the value of our significant NOLs in relation to the potential limitations under Section 382 of the Internal Revenue Code.

Results of Operations by Business Segment

Our business segments include mortgage lending, real estate services and the long-term mortgage portfolio as follows:

Mortgage Lending

Condensed Statements of Operations Data

	For the Three Months Ended September 30,
			Increase	%
	2013	2012	(Decrease)	Change
Gain on sale of loans, net	$11,103	$25,043	$(13,940)	(56)%
Servicing income, net	989	294	695	236
Other	(117)	(780)	663	85
Total revenues	11,975	24,557	(12,582)	(51)

Other income (expense)	144	(164)	308	188

Personnel expense	(12,958)	(13,637)	679	5
General, administrative and other	(3,228)	(2,276)	(952)	(42)
Net (loss) earnings before income taxes	$(4,067)	$8,480	$(12,547)	(148)%

For the three months ended September 30, 2013, gain on sale of loans, net were $11.1 million compared to $25.0 million in the comparable 2012 period. The $13.9 million decrease is primarily related to a $26.8 million decrease in premiums received from the sale of mortgage loans, partially offset by a $5.3 million reduction in net direct loan origination expenses, a $5.0 million increase in realized and unrealized gains on derivative financial instruments, a $1.3 million increase in premiums from servicing retained loan sales and a $1.1 million increase in mark-to-market gains.  The decrease was due to a reduction in mortgage loan origination volumes as well as tighter lending spreads and gain on sale margins associated with $576.2 million and $626.3 million of loans originated and sold, respectively, during the three months ended September 30, 2013, as compared to $709.8 million and $661.6 million of loans originated and sold, respectively, during the same period in 2012.

For the three months ended September 30, 2013, servicing income, net was $989 thousand compared to $294 thousand in the comparable 2012 period.  The increase in servicing income, net was the result of the servicing portfolio increasing 218% to an average quarterly balance of $2.5 billion for the three months ended September 30, 2013 as compared to an average quarterly balance of $794.1 million for the three months ended September 30, 2012.  During the third quarter of 2013, we retained servicing rights on $603.7 million in loan sales.

For the three months ended September 30, 2013, other revenue was a loss of $117 thousand compared to a loss of $780 thousand in the comparable 2012 period.  The improvement in other revenues was the result of a $93 thousand mark-to-market loss on MSRs for the quarter ended September 30, 2013 as compared to a mark-to-market loss of $494 thousand during the comparable 2012 period.  Additionally, for the three months ended September 30, 2012, other revenues included a $200 thousand loss on the sale of MSRs.

For the three months ended September 30, 2013, personnel expense was $13.0 million compared to $13.6 million in the comparable 2012 period.  The $679 thousand decrease is primarily due to a reduction in commission expense associated with the decline in loan origination volumes and a decrease in other compensation costs and benefits, partially offset by an increase in salaries related to an increase in employees during the comparable periods.  Our personnel expenses were higher than normal relative to production levels with the expectation of interest rates remaining low until the end of 2013, and hence higher lending volumes, we maintained greater lending capacity to accommodate higher volumes.  During the third quarter and at the beginning of October, we reduced operational staff in the mortgage lending segment. We will continue to monitor our pipeline and staffing levels to maximize efficiencies and maintain service levels based upon origination volumes.

The $952 thousand increase in general, administrative and other expense is primarily related to legal and professional fees and other costs incurred associated with building out the retail lending channel including occupancy expense and related expenses for additional offices.  In addition, as we strive to increase brand awareness, increase purchase transactions and maximize other mortgage lead sources, we have incurred additional marketing costs.

	For the Nine Months Ended September 30,
			Increase	%
	2013	2012	(Decrease)	Change
Gain on sale of loans, net	$47,701	$50,025	$(2,324)	(5)%
Servicing income, net	2,929	382	2,547	667
Other	3,178	(1,399)	4,577	327
Total revenues	53,808	49,008	4,800	10

Other income (expense)	(161)	(255)	94	37

Personnel expense	(43,065)	(30,318)	(12,747)	(42)
General, administrative and other	(10,417)	(5,433)	(4,984)	(92)
Net earnings before income taxes	$165	$13,002	$(12,837)	(99)%

For the nine months ended September 30, 2013, gain on sale of loans, net were $47.7 million compared to $50.0 million in the comparable 2012 period. The $2.3 million decrease is primarily related to a $21.7 million decrease in premiums received from the sale of mortgage loans, a $7.4 million decrease in mark-to-market gains on loans held for sale and a $1.7 million increase in net direct loan origination expenses, partially offset by a $21.8 million increase in realized and unrealized gains on derivative financial instruments and a $6.9 million increase in premiums from servicing retained loan sales.  The decrease in gain on sale of loans, net was due to a tighter lending spreads and gain on sale margins associated with $2.0 billion and $2.0 billion of loans originated and sold, respectively, during the nine months ended September 30, 2013, as compared to $1.6 billion and $1.5 billion of loans originated and sold, respectively, during the same period in 2012.

For the nine months ended September 30, 2013, servicing income, net was $2.9 million compared to $382 thousand in the comparable 2012 period.  The increase in servicing income, net was primarily the result of the servicing portfolio increasing 175% to an average balance of $2.0 billion for the nine months ended September 30, 2013 as compared to an average balance of $731.1 million for the nine months ended September 30, 2012.  During the nine months ended September 30, 2013, we retained servicing rights on $1.9 billion in loan sales.  Additionally, servicing income, net increased due to a reduction in loss mitigation costs.  Servicing income, net includes certain loss mitigation costs associated with the acquired servicing portfolio from the 2010 acquisition of AmeriHome that includes defaulted loans, foreclosures and bankruptcies.

For the nine months ended September 30, 2013, other revenues were $3.2 million compared to ($1.4) million in the comparable 2012 period.  The $4.6 million increase in other revenues was primarily the result of $3.0 million in mark-to-market gains on MSRs during the nine months ended September 30, 2013 as compared to mark-to-market losses of $869 thousand during the comparable 2012 period.  The increase in mark-to-market adjustment on the MSRs is primarily the result of the increase in interest rates since the middle of the second quarter of 2013.  Additionally, for the nine months ended September 30, 2013, other revenue included an $88 thousand gain on the sale of MSRs as compared to a $214 thousand loss on the sale of MSRs during the comparable 2012 period.

For the nine months ended September 30, 2013 personnel expense increased to $43.1 million as compared to $30.3 million for the comparable 2012 period.  The $12.7 million increase in personnel expense was primarily due to salaries and commissions associated with the increase in loan origination volumes and growth of our mortgage lending platform during the nine months ended September 30, 2013.  Loan originations increased to $2.0 billion during the nine months ended September 30, 2013 as compared to $1.6 billion in the comparable 2012 period.  Additionally, the number of mortgage lending employees grew to approximately 514 during the third quarter of 2013 as compared to approximately 390 at September 30, 2012.  As discussed above, we have reduced personnel due to the recent rise in interest rates and decline in loan origination volume related to a reduction in refinance transactions.

The $5.0 million increase in general, administrative and other expense is primarily related to legal and professional fees and other costs incurred associated with building out the retail lending channel including occupancy expense and related expenses for additional offices.  In addition, as we strive to increase brand awareness, increase purchase transactions and maximize other mortgage lead sources, we have incurred additional marketing costs.  General, administrative and other expense also includes a non-operational $700 thousand legal settlement expense recorded during the first quarter of 2013.

Real Estate Services

	For the Three Months Ended September 30,
			Increase	%
	2013	2012	(Decrease)	Change
Real estate services fees, net	$4,933	$5,328	$(395)	(7)%

Other income (expense)	5	6	(1)	(17)

Personnel expense	(916)	(1,902)	986	52
General, administrative and other	(59)	(295)	236	80
Net earnings before income taxes	$3,963	$3,137	$826	26%

For the three months ended September 30, 2013, real estate services fees, net were $4.9 million compared to $5.3 million in the comparable 2012 period. The $395 thousand decrease in real estate services fees, net was the result of a $335 thousand decrease in real estate and recovery fees and a $70 thousand decrease in loss mitigation fees, partially offset by a $10 thousand increase in real estate services, primarily due to the decline in loans and the balance of the long-term mortgage portfolio.

For the three months ended September 30, 2013, personnel expense decreased to $916 thousand as compared to $1.9 million for the comparable 2012 period.  The $986 thousand decrease is primarily related to a reduction in personnel associated with the decline in loans and balance of the long-term mortgage portfolio.

	For the Nine Months Ended September 30,
			Increase	%
	2013	2012	(Decrease)	Change
Real estate services fees, net	$14,516	$15,707	$(1,191)	(8)%

Other income (expense)	16	22	(6)	(27)

Personnel expense	(4,368)	(5,344)	976	18
General, administrative and other	(550)	(890)	340	38
Net earnings before income taxes	$9,614	$9,495	$119	1%

For the nine months ended September 30, 2013, real estate services fees, net were $14.5 million compared to $15.7 million in the comparable 2012 period. The $1.2 million decrease in real estate services fees, net was the result of a $763 thousand decrease in real estate services and a $428 thousand decrease in real estate and recovery fees.  Loss mitigation fees remained flat period over period.

For the nine months ended September 30, 2013, personnel expense decreased to $4.4 million as compared to $5.3 million for the comparable 2012 period.  The $976 thousand decrease is primarily related to a reduction in personnel associated with the decline in loans and balance of the long-term mortgage portfolio.

Long-term Mortgage Portfolio

	For the Three Months Ended September 30,
			Increase	%
	2013	2012	(Decrease)	Change
Other revenue	$(74)	$642	(716)	(112)%

Personnel expense	(959)	(1,063)	104	10
General, administrative and other	(2,996)	(2,429)	(567)	(23)
Total expenses	(3,955)	(3,492)	(463)	(13)

Net interest (expense) income	(351)	455	(806)	(177)
Change in fair value of long-term debt	75	190	(115)	(61)
Change in fair value of net trust assets, including trust REO gains (losses)	(271)	(2,450)	2,179	89
Total other income (expense)	(547)	(1,805)	1,258	70
Net loss before income taxes	$(4,576)	$(4,655)	$79	2%

For the three months ended September 30, 2013, other revenue totaled ($74) thousand as compared to $642 thousand for the comparable 2012 period.  The $716 thousand decrease is primarily due to a $185 thousand reduction in master servicing revenue earned on the long-term mortgage portfolio and a $542 thousand decrease in investment earnings.

For the three months ended September 30, 2013, general, administrative and other expense increased to $3.0 million as compared to $2.4 million for the comparable 2012 period.  The $567 thousand increase in general, administrative and other expense for the three months ended September 30, 2013 is related to an increase in occupancy expense as well as an increase in legal and professional fees as compared to September 30, 2012.

For the three months ended September 30, 2013, net interest expense totaled $351 thousand as compared to net interest income of $455 thousand for the comparable 2012 period.  Net interest income decreased $806 thousand for the three months ended September 30, 2013 primarily attributable to a decrease in net interest spread on the long-term mortgage portfolio due to increases in pricing and the corresponding reduction in investor yield requirements between periods on securitized mortgage collateral and securitized mortgage borrowings as well as a decrease in the balance of the long-term mortgage portfolio and an increase in interest expense associated with the issuance of the Convertible Notes during the second quarter of 2013. The increase was partially offset by a decrease in interest expense on the note payable.

Change in the fair value of long-term debt was a gain of $75 thousand for the three months ended September 30, 2013, compared to a gain of $190 thousand for the comparable 2012 period as a result of the decrease in the estimated fair value of long-term debt. The decrease in the estimated fair value of long-term debt was the result of an decrease in forward LIBOR interest rates.

The change in fair value of net trust assets, including trust REO (residual interests in securitizations) was a loss of $271 thousand for the three months ended September 30, 2013, compared to a loss of $2.5 million for the comparable 2012 period.  The change in fair value of net trust assets, including REO was due to net losses resulting from changes in fair value of securitized mortgage borrowings, securitized mortgage collateral and investment securities available-for-sale primarily associated with updating assumptions for collateral losses in the future and interest rates and a $3.7 million increase in NRV of REO attributed to lower expected loss severities on properties held in the long-term mortgage portfolio during the period.

	For the Nine Months Ended September 30,
			Increase	%
	2013	2012	(Decrease)	Change
Other revenue	$767	$1,167	(400)	(34)%

Personnel expense	(2,398)	(3,690)	1,292	35
General, administrative and other	(8,845)	(7,482)	(1,363)	(18)
Total expenses	(11,243)	(11,172)	(71)	(1)

Net interest income	181	2,107	(1,926)	(91)
Change in fair value of long-term debt	(453)	872	(1,325)	(152)
Change in fair value of net trust assets, including trust REO gains (losses)	(2,377)	(4,199)	1,822	43
Total other income (expense)	(2,649)	(1,220)	(1,429)	(117)
Net loss before income taxes	$(13,125)	$(11,225)	$(1,900)	(17)%

For the nine months ended September 30, 2013, other revenue totaled $767 thousand as compared to $1.2 million for the comparable 2012 period.  The $400 thousand decrease is primarily due to a $220 thousand reduction in master servicing revenue earned on the long-term mortgage portfolio and a $741 thousand decrease in investment earnings.  The decreases were partially offset by a $529 thousand reduction in loss on extinguishment of debt incurred during the nine months ended September 30, 2012.

For the nine months ended September 30, 2013, personnel expense was $2.4 million as compared to $3.7 million for the comparable 2012 period.  The $1.3 million decrease in personnel expense was primarily due to a reduction in personnel and benefit related expenses.

For the nine months ended September 30, 2013, general, administrative and other expense increased to $8.8 million as compared to $7.5 million for the comparable 2012 period.  The $1.4 million increase in general, administrative and other expense for the nine months ended September 30, 2013 is related to an increase in legal and professional fees as well as an increase in occupancy expense as compared to September 30, 2012.

For the nine months ended September 30, 2013, net interest income totaled $181 thousand as compared to $2.1 million for the comparable 2012 period.  Net interest income decreased $1.9 million for the nine months ended September 30, 2013 primarily attributable to a decrease in net interest spread on the long-term mortgage portfolio due to increases in pricing and the corresponding reduction in investor yield requirements between periods on securitized mortgage collateral and securitized mortgage borrowings as well as a decrease in the balance of the long-term mortgage portfolio and an increase in interest expense associated with the issuance of the Convertible Notes during the second quarter of 2013.  The decrease was partially offset by a decrease in interest expense on the note payable.

Change in the fair value of long-term debt was a loss of $453 thousand for the nine months ended September 30, 2013, compared to a gain of $872 thousand for the comparable 2012 period as a result of the increase in the estimated fair value of long-term debt. The increase in the estimated fair value of long-term debt was the result of an increase in forward LIBOR interest rates.

The change in fair value related to our net trust assets, including trust REO (residual interests in securitizations) was a loss of $2.4 million for the nine months ended September 30, 2013, compared to a loss of $4.2 million in the comparable 2012 period. The reduction in loss from change in fair value of net trust assets, including REO was due to changes in fair value of securitized mortgage borrowings, securitized mortgage collateral and investment securities available-for-sale primarily associated with updating assumptions of increased collateral losses in the future and higher interest rates, partially offset by a $9.2 million increase in NRV of REO attributed to lower expected loss severities on properties held in the long-term mortgage portfolio during the period.

Discontinued Operations

	For the Three Months Ended September 30,
			Increase	%
	2013	2012	(Decrease)	Change
Provision for repurchases	$—	$(1,769)	$1,769	100%
Other expense	(277)	(7,252)	6,975	96
Net loss after income taxes	$(277)	$(9,021)	$8,744	97%

Provision for repurchases decreased $1.8 million to a provision of zero for the three months ended September 30, 2013, compared to a provision of $1.8 million for the same period in 2012.  The decrease is the result of decreases in estimated repurchase losses during the three months ended September 30, 2013 related to repurchase claims received from Fannie Mae as compared to the same period in 2012.  During the three months ended September 30, 2013, we paid approximately $752 thousand to settle previous repurchase claims related to our previously discontinued operations and such amount was charged against the reserve.

For the three months ended September 30, 2013, other expense decreased to $277 thousand as compared to $7.3 million for the comparable 2012 period.  Other expense decreased $7.0 million between periods primarily due to a decrease in legal settlement and professional expenses.  During the three months ended September 30, 2013, we accrued approximately $2.7 million in legal settlements for various matters pertaining to the discontinued non-conforming mortgage operations.  Offsetting the legal settlement accrual was a $3.0 million recovery from a settlement of an insurance claim associated with previous litigation settlements.  The insurance recovery settlement was reached in the third quarter of 2013.  During the three months ended September 30, 2012, we accrued $6.1 million for the settlement of two remaining legacy lawsuits.

	For the Nine Months Ended September 30,
			Increase	%
	2013	2012	(Decrease)	Change
Provision for repurchases	$(1,311)	$(4,569)	$3,258	71%
Other expense	(740)	(8,833)	8,093	92
Net loss after income taxes	$(2,051)	$(13,402)	$11,351	85%

Provision for repurchases decreased $3.3 million to a provision of $1.3 million for the nine months ended September 30, 2013, compared to a provision of $4.6 million for the same period in 2012.  The decrease is the result of decreases in estimated repurchase losses during the nine months ended September 30, 2013 related to repurchase claims received from Fannie Mae as compared to the same period in 2012.  During the nine months ended September 30, 2013, we paid approximately $3.3 million to settle previous repurchase claims related to our previously discontinued operations and such amount was charged against the reserve.

For the nine months ended September 30, 2013, other expense decreased to $740 thousand as compared to $8.8 million for the comparable 2012 period.  Other expense decreased $8.1 million between periods primarily due to a decrease in legal settlement and professional expenses, as described above.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

On August 16, 2013, a matter was filed in the US District Court, Southern District of New York entitled Ally Bank f/k/a GMAC Bank v. Impac Funding Corporation, et al.  The action alleges the defendants breached contractual representations and warranties in connection with thirteen loans that were purchased by the plaintiff and seeks damages of approximately $1.4 million.

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

On May 15, 2013, Wilmington Trust Company filed a complaint, in its individual capacity, and as Owner Trustee of Impac Secured Assets CMB Trust Series 1998-1 and Impac CMB Trust Series 1999-1, 1999-2, 2000-1, 2000-2, 2001-4, 2002-1, and 2003-5 v. Impac Secured Assets Corp., et al. alleging the defendants owe the plaintiff indemnification for settlements and legal fees that the plaintiff allegedly incurred in connection with the Gilmor, et al. v. Preferred Credit Corp., et al. matter (a legal matter Impac settled in September 2012). The complaint indicated the plaintiff seeks unspecified damages.  Although the Company believes its obligation to the plaintiff to be minimal, management believes it is in the best interest of the shareholders to settle the matter rather than be faced with the uncertainty of the trial, significant legal expenses and the time and distractions involved in a trial.  Furthermore, to the extent the terms of a settlement were structured to minimize the impact to operational cash flows, which would not be the case if the matter was litigated at trial, the Company has sought to settle this matter.

On October 16, 2012, a matter was filed entitled Deutsche Bank National Trust Company, in its individual capacity, and as Indenture Trustee of Impac Secured Assets CMB Trust Series 1998-1, Impac CMB Trust Series 1999-2, 2000-2, 2001-4, 2002-1, and 2003-5, and Impac Real Estate Asset Trust Series 2006-SD1 v. Impac Mortgage Holdings, Inc., et al. The action alleged the defendants owe the plaintiff indemnification for settlements that the plaintiff allegedly entered into in connection with the Gilmor, et al. v. Preferred Credit Corp., et al. matter. The plaintiff seeks declaratory and injunctive relief and unspecified damages.  Although the Company believes its obligation to the plaintiff to be minimal, management believed it was in the best interest of the shareholders to settle the matter rather than be faced with the uncertainty of a trial, significant legal expenses and the time and distractions involved in a trial.  Furthermore, to the extent the terms of a settlement were structured to minimize the impact to operational cash flows, which would not be the case if the matter was litigated at trial, the Company is more willing to settle the matter.  In September 2013, the Company sought to settle the matter.

The Company determined the loss from these matters were probable and reasonably estimated.  In the third quarter of 2013, the Company recorded a legal settlement charge of $2.65 million related to these matters, which was included in the accrued liability of $4.6 million at September 30, 2013.

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

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 9, 2013, the Company issued 108,375 shares of common stock to the noncontrolling shareholder of AmeriHome as partial consideration for the acquisition of the remaining 20% ownership of AmeriHome.  The securities were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D thereunder for transactions by an issuer not involving any public offering.  The basis for relying on this exemption is that the acquisition was a privately negotiated transaction with an accredited investor that did not involve a general solicitation.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:  MINE SAFETY DISCLOSURES

None.

ITEM 5:  OTHER INFORMATION

On September 17 and 18, 2013, the Company entered into amendments to the Master Repurchase Agreement and Pricing Side Letter with Credit Suisse extending the termination date to September 17, 2014 and including terms related to the new Repledge Facility.

On September 26, 2013, the warehouse facility under the Master Repurchase Agreement with Everbank was amended decreasing the borrowing capacity from $75.0 million to $50.0 million and amending the profitability covenant.

On September 30, 2013, the warehouse facility under the Master Repurchase Agreement with Alliance Bank was amended revising certain covenants.

On September 18, 2013, the Company, through a subsidiary and as a guarantor, entered into a Master Repurchase Agreement (Repledge Facility) and related Pricing Side Letter with Credit Suisse First Boston Mortgage Capital LLC, which is related to its current warehouse facility (repurchase agreement) with Credit Suisse.  The Repledge Facility allows the Company to provide up to $40 million in re-warehousing funds to lenders in connection with its warehouse lending business.  This maximum amount under the Repledge Facility is a subset of the $100 million currently available under the existing warehouse facility.  The Repledge Facility also includes financial covenants similar to the existing warehouse facility.

The information set forth above is included herewith for the purpose of providing the disclosure required under “Item 1.01- Entry into a Material Definitive Agreement” and “Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant” of Form 8-K.

ITEM 6:  EXHIBITS

(a)	Exhibits:
10.1	Master Repurchase Agreement (Repledge Facility) dated September 18, 2013 between Excel Mortgage Servicing, Inc. and Credit Suisse First Boston Mortgage Capital LLC
10.1(a)	Pricing Side Letter to Mortgage Repurchase Agreement (Repledge Facility) dated September 18, 2013
10.2	Amendment No. 3 dated September 18, 2013 to Master Repurchase Agreement with Credit Suisse First Boston Mortgage Capital LLC
10.3	Amendment No. 5 dated September 17, 2013 to Pricing Side Letter to Mortgage Repurchase Agreement with Credit Suisse First Boston Mortgage Capital LLC
10.3(a)	Amendment No. 6 dated September 18, 2013 to Pricing Side Letter to Mortgage Repurchase Agreement with Credit Suisse First Boston Mortgage Capital LLC
10.4	Seventh Amendment dated September 26, 2013 to Master Repurchase Agreement with Everbank
10.5	Amendment dated September 30, 2013 to Master Repurchase Agreement with Alliance Bank.
10.6	Sixth Amendment dated June 18, 2013 to Master Repurchase Agreement and Pricing Letter with Everbank.
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*

The following materials from Impac Mortgage Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Cash Flows, and (4) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

November 12, 2013