Form 10-K
period 2013-12-31
IMPAC MORTGAGE HOLDINGS INC
filed 2014-03-20
CIK 1000298

Use these links to rapidly review the document

CONSOLIDATED FINANCIAL STATEMENTS INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013 or

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

(949) 475-3600
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	NYSE MKT
Preferred Stock Purchase Rights	NYSE MKT

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☒

As of June 30, 2013, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $66.0 million, based on the closing sales price of common stock on the NYSE MKT on June 28, 2013. For purposes of the calculation only, all directors and executive officers and beneficial holders of more than 10% of the stock of the registrant have been deemed affiliates. There were 9,069,927 shares of common stock outstanding as of March 13, 2014.

IMPAC MORTGAGE HOLDINGS, INC.
2013 FORM 10-K ANNUAL REPORT

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

Forward-Looking Statements

           This report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, some of which are based on various assumptions and events that are beyond our control, may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "likely," "should," "could," "seem to," "anticipate," "plan," "intend," "project," "assume," or similar terms or variations on those terms or the negative of those terms. The forward-looking statements are based on current management expectations. Actual results may differ materially as a result of several factors, including, but not limited to the following: our ability to manage effectively our mortgage lending operations and facilities; volatility in the mortgage industry and unexpected interest rate fluctuations and margin compression; our ability to successfully manage operating expenses and reduce redundant activities; our ability to successfully expand volumes in the warehouse lending business; failure to successfully launch or continue to market new loan products, such as non-qualified mortgages and HELOC loans; ability of wholesale brokers and correspondent sellers to implement mortgage compliance programs and market and sell our loan products; increased competition in the mortgage lending industry by larger or more efficient companies; issues and system risks related to our technology; inability to hire qualified loan officers, account executives or transact with qualified correspondents; more than expected increases in default rates or loss severities and mortgage related losses; ability to obtain additional financing and the terms of any financing that we do obtain; increase in loan repurchase requests and ability to adequately settle repurchase obligations; adequate performance by sub-servicers; the failure to create and maintain brand awareness; the outcome, including any settlements, of litigation or regulatory actions pending against us or other legal contingencies and our compliance with applicable local, state and federal laws and regulations, including the new qualified mortgage rules, and other general market and economic conditions.

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

Our Company

           We are an established nationwide independent residential mortgage lender. We were founded in 1995 by members of our current management team, who have extensive experience and an established track record of operating our Company through multiple market cycles. We originate, sell and service residential mortgage loans. We primarily originate conventional mortgage loans eligible for sale to U.S. government-sponsored enterprises, or GSEs, including Fannie Mae, Freddie Mac, and government mortgage loans eligible for government securities issued through Ginnie Mae. We originate and acquire mortgage loans through our Correspondent, Wholesale and Retail origination channels. For the year ended December 31, 2013, we had $2.5 billion in origination volume, a slight increase over 2012.

           Our primary operating segments are Mortgage Lending, Real Estate Services and the Long-Term Mortgage Portfolio. A description of each operating segment is presented below with further details and discussions of each segments' results of operations presented in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations."

           Mortgage Lending—As a nationwide mortgage lender, we are approved to originate and service Fannie Mae, Freddie Mac and Ginnie Mae eligible loans. We primarily originate, sell and service conventional, conforming agency and government insured residential mortgage loans originated or acquired through our three channels: Correspondent, Wholesale and to a lesser extent, Retail. Our mortgage lending operation generates origination and processing fees, net of origination costs, at the time of origination as well as gains or unexpected losses when the loans are sold to third party investors, including the GSEs and Ginnie Mae. We earn servicing fees, net of sub-servicer costs, from our mortgage servicing portfolio.

           Real Estate Services—We provide loss mitigation and real estate services primarily on our own long-term mortgage portfolio, including default surveillance, loan modification services, short sale services (where a lender agrees to take less than the balance owed from the borrower), real estate owned, or REO, surveillance and disposition services and monitoring, reconciling and reporting services for residential and multifamily mortgage portfolios. These operations are conducted by Excel.

           Long-Term Mortgage Portfolio—We manage our long-term mortgage portfolio, which primarily consists of residual interests in the securitization trusts reflected as trust assets and liabilities in our consolidated balance sheets, to mitigate losses and maximize cash flows from our residual interests (net trust assets). We receive cash flows from our residual interests in securitizations to the extent excess cash remains in the trusts after required distributions to bondholders and maintaining required overcollateralization levels are met and other specified parameters within the trusts.

           Additionally, we have a corporate segment, which includes unallocated corporate and other administrative costs, that was previously included with the Long-Term Mortgage Portfolio in prior periods. We also have a discontinued operations segment that primarily includes legacy repurchase liability exposure and expenses and liabilities associated with litigation matters that pertain to our discontinued, non-conforming mortgage operations.

           Today, we primarily operate as a residential mortgage lender and are focused on expanding our mortgage lending platform providing conventional and government-insured mortgage loans as well as opportunistically look to provide innovative products to meet the needs of borrowers in the dynamic mortgage compliance environment in which we operate. To a lesser extent, we provide real estate services and manage our long-term mortgage portfolio. The real estate service segment was created in 2008 to provide solutions to the distressed mortgage and real estate markets, including loan modifications, real estate disposition, monitoring and surveillance services and real estate brokerage. Since 2008, we developed and enhanced our service offerings by providing services to investors, servicers and individual borrowers primarily focusing on loss mitigation and performance of our own long-term mortgage portfolio. The long-term mortgage portfolio predominantly includes non-conforming mortgage loans originated between 2002 and 2007, and is decreasing in size from principal pay-downs and default liquidations. Since we are no longer adding new mortgage loans to the long-term mortgage portfolio, we expect that the real estate services and long-term mortgage portfolio segments will become less meaningful in the future, unless we are able to generate business from unrelated parties.

Recent Developments

           In March 2014, Excel, our wholly-owned indirect subsidiary, changed its name to Impac Mortgage Corp. (Impac Mortgage). We changed the name to further build on the historically positive brand name of "Impac" as well as restore brand continuity with the name of our other Impac Companies.

           In March 2014, we sold AmeriHome, which was a duplicative operational mortgage platform, for $10.2 million in cash, recording a gain of approximately $3.0 million dollars. In conjunction with the transaction, as required by Fannie Mae, we used $3.0 million of the proceeds to reduce our legacy repurchase liability with Fannie Mae.

           In the fourth quarter of 2013, we shifted our mortgage lending focus to wholesale, correspondent and a centralized retail call center. We also consolidated our lending fulfillment centers to operate primarily in our Irvine, California office.

           In the third quarter of 2013, we announced our re-entry into the residential warehouse lending business through our new division, Impac Warehouse Lending (www.impacwarehouse.com). This new division is expected to diversify our origination base and increase the capture rate of our approved correspondent sellers' business. Our warehouse lending group offers funding facilities to approved lenders. Our initial focus will be smaller mortgage bankers and credit unions, including some of our current correspondent customers. Offering warehouse lending provides added value for our correspondent customers, which we believe will increase the capture rate from our currently approved customers and increase volumes in our correspondent channel. In the first quarter of 2014, we are launching our new emerging banker warehouse lending program.

           The mortgage lending industry is highly competitive, and may become more competitive as a result of legislative, regulatory, economic, and technological changes, as well as consolidation or expansion. Our competitors include money center banks, regional and community banks, thrifts, credit unions, real estate brokerage firms, mortgage brokers and mortgage banking companies.

           In response to the increased compliance requirements, including the new qualified mortgage rules that took effect in January 2014, we have worked closely with our wholesale brokers and correspondent sellers to help them understand and implement procedures to be compliant with these new rules. Additionally, in response to lower volumes and the current compliance landscape, we are exploring new opportunities to provide additional mortgage products and services to meet the needs of our customers and borrowers. See further discussion in MD&A.

           Our strategy during 2014 will be to return the Company to profitability and generate attractive, risk-adjusted returns for our stockholders over the long-term. In 2014, we will shift our channel focus to more business-to-business origination through our wholesale and correspondent channels focusing on (i) customer service, (ii) streamlining loan delivery, underwriting and funding and (iii) providing new loan products to meet the needs of our customers and (iv) loan quality. We expect to continue to originate conventional and government-insured loans as we believe that having the ability and substantial track record to sell loans directly to GSEs and issue Ginnie Mae securities makes us more competitive with regard to products, pricing and operational efficiencies. Further, we expect to offer expanded loan products beyond conventional and government-insured loan programs such as "non-qualified" mortgages that are expected to increase overall lending margins.

           Furthermore, in 2013 we increased our mortgage servicing portfolio given the attractive characteristics of agency loans during a period of historically low interest rates and high credit quality which helps mitigate interest rate risk as well as creates a sustainable earning asset. On a selective basis, we have and will continue to strategically sell servicing to keep the amount of capital invested in servicing at acceptable levels while preserving capital needed for further growth.

Continuing Operations

Mortgage Lending Operations

           Our mortgage lending activities primarily consist of the origination, sale and servicing of conventional loans eligible for sale to Fannie Mae and Freddie Mac, and government-insured loans eligible for Ginnie Mae securities issuance. We currently originate and fund mortgages through our wholly-owned indirect subsidiary, Impac Mortgage. In order to originate mortgage loans we must be able to finance them and hold them on our balance sheet until such loans are sold, generally within 10 to 15 days. In order to do this we must have lines of credit with banks (called warehouse lines) that allow us the short term funding required.

           The following table presents selected data from our mortgage lending operations for the year ended December 31, 2013 and 2012.

	For the year ended December 31,
(in millions)	2013	2012	% Change
Originations	$2,548.4	$2,419.7	5%
Servicing Portfolio	3,128.6	1,492.1	110%

           Our mortgage lending business grew rapidly during 2012 and increased slightly in 2013 to $2.5 billion in terms of origination volumes as compared to $2.4 billion for the prior year. In 2013, our correspondent channel achieved the most significant growth as a percentage of total originations. As interest rates began to rise in May 2013, we saw the refinance volumes decline significantly. With the increase in rates, our lending volumes in the latter part of 2013 were lower than what we anticipated resulting in a net loss for the mortgage lending segment.

           Our mortgage servicing portfolio continued to increase in 2013 from servicing-retained sales of conforming GSE-eligible loans and government-insured loans eligible for Ginnie Mae securities. In 2013, we sold $1.7 billion of conforming GSE-eligible loans and we issued $638.8 million of government securities through Ginnie Mae on a servicing retained basis. The servicing retained loan sales increased our mortgage servicing portfolio to $3.1 billion at December 31, 2013.

           Three origination channels are utilized to originate or acquire mortgage loans—Wholesale, Correspondent and Retail. Each channel produces similar mortgage loan products and applies similar underwriting standards. At December 31, 2013, we had one origination fulfillment center located in Irvine, California.

	For the year ended December 31,
(in millions)	2013	%	2012	%
Originations by Channel:
Wholesale	$971.2	38%	$1,293.2	53%
Correspondent	867.8	34%	391.2	17%
Retail	709.4	28%	735.3	30%

Total originations	$2,548.4	100%	$2,419.7	100%

           Wholesale—In a wholesale transaction, our account executives work directly with mortgage brokers who originate and document loans for delivery to one of our operational centers where we underwrite and fund the mortgage loan. Each loan is underwritten to our underwriting standards and if approved, the borrower is sent new disclosures under our name and the loan is funded in the name of Impac Mortgage. Prior to accepting loans from mortgage brokers, each mortgage broker is required to meet our guidelines for minimum experience, credit score and net worth. We also obtain a third-party due diligence report for each prospective broker that verifies licensing and provides information on any industry sanctions that might exist. In addition, each mortgage broker is required to sign our broker agreement that contains certain representations and warranties from the brokers. For the year ended December 31, 2013, we closed loans totaling $971.2 million in this origination channel, which equaled 38% of total originations, as compared to $1.3 billion or 53% of total originations during 2012.

           Correspondent—Our correspondent channel represents mortgage loans acquired from our correspondent sellers. Our correspondent channel has historically targeted a market of small banks, credit unions and small mortgage banking firms. Prior to accepting loans from correspondent sellers, each seller is underwritten to determine if it meets financial and other guidelines. Our review of each prospective seller includes obtaining a third party due diligence report that verifies licensing, insurance coverage, quality of recent FHA originations and provides information on any industry sanctions that might exist. In addition, each seller is required to sign our correspondent seller agreement that contains certain representations and warranties from the seller allowing us to require the seller to repurchase a loan sold to us for various reasons including (i) ineligibility for sale to GSEs, (ii) early payment default, (iii) early pay-off or (iv) if the loan is uninsurable by a government agency. In our correspondent channel, the correspondent seller originates and closes the loan. After the loan is originated, the correspondent seller provides the needed documentation and information to us to review and determine if it meets our underwriting guidelines. The loan is acquired by us only after we approve it for purchase. We focus on customer service for our clients by facilitating prompt review by our due diligence team, providing bid pricing on both newly originated and seasoned portfolios, enabling clients to deliver one loan at a time on a flow basis and providing clients with expedited funding timelines. We purchase conventional loans eligible for sale to the GSEs and government-insured loans eligible for Ginnie Mae securities. For the year ended December 31, 2013, we closed loans totaling $867.8 million in the correspondent origination channel, which equaled 34% of total originations, compared to $391.2 million or 17% of total originations during 2012.

           Retail—Beginning in January 2014, we originate retail loans with a more centralized approach through our call center. When loans are originated on a retail basis, the origination documentation is completed inclusive of customer disclosures and other aspects of the lending process and funding of the transaction is completed internally. Our call center representatives contact borrowers through either inbound or outbound marketing campaigns sourced from purchase-money and refinance mortgage leads along with portfolio retention within our servicing portfolio. In 2013, we also originated retail loans at a loss through several branch offices. In the fourth quarter of 2013, in an effort to improve profitability, we sold the branches. For the year ended December 31, 2013, including the retail branches we closed $709.4 million of loans in this origination channel, which equaled 28% of total originations, as compared to $735.3 million or 30% of total originations during 2012.

           Since 2011, we have provided loans to customers predominantly in the Western U.S. with California, Oregon and Washington comprising 61% of originations in 2013. Currently we provide nationwide lending with our retail call center and our correspondent sellers and mortgage brokers. We have one primary loan origination fulfillment center in Irvine, California.

Originations

           Our loan products primarily include conventional loans for Fannie Mae and Freddie Mac and government loans insured by Federal Housing Authority (FHA), Veteran's Administration (VA) and U.S. Department of Agriculture (USDA). We have also enhanced our product offering to include more loan products less sensitive to changing interest rates, including FHA 203(k), a home improvement loan that provides the borrower funds to make renovations, reverse mortgages, intermediate Adjustable Rate Mortgages and GSE and government-insured loan programs such as Home Affordable Refinance Program (HARP) loans which help timely paying borrowers to refinance into a loan with a lower interest rate despite the loan balance being greater than the estimated fair value of their home. We believe that these loan products will prepay at a slower rate as compared to other products. By retaining these loan products in our servicing portfolio, we expect to maintain a less volatile mortgage servicing portfolio. Originations by loan type for 2013 and 2012 are as follows.

	For the year ended December 31,
(in millions)	2013	2012	% Change
Government (1)	$731.4	$703.7	4%
Conventional (2)	1,788.0	1,653.2	8%
Other	29.0	62.8	-54%

Total originations	$2,548.4	$2,419.7	5%

(1)
Includes government-insured loans including FHA, VA and USDA
(2)
Includes loans eligible for sale to Fannie Mae and Freddie Mac

Loan Sales—Selling Loans to GSEs, Issuing Ginnie Mae Securities and Selling Loans on a Whole Loan Basis

           We sell our mortgage loans to the secondary market, including sales to the GSEs and issuing securities through Ginnie Mae. We primarily sell loans on a servicing-retained basis where the loan is sold to an investor such as Fannie Mae, and we retain the right to service that loan, called mortgage servicing rights or MSRs. We also "sell" loans to Ginnie Mae by issuing Ginnie Mae securities through a process whereby a pool of loans is transferred to Ginnie Mae as collateral for a government mortgage-backed security. Additionally, we sell our residential mortgage loans on a whole loan basis where the investor also acquires the servicing rights.

           The following table indicates the breakdown of our loan sales to GSEs, issuance of Ginnie Mae securities and loans sold to investors on a whole loan basis for the periods as indicated:

	For the year ended December 31,
(in millions)	2013	2012
Fannie Mae	$1,497.3	$1,504.8
Freddie Mac	227.9	608.3
Ginnie Mae	638.8	99.0

Total servicing retained sales	$2,364.0	$2,212.1
Other (servicing released)	102.6	89.9

Total loan sales	$2,466.6	$2,302.0

Mortgage Servicing

           Upon our sale of loans to GSEs or the issuance of securities through Ginnie Mae, we generally retain the servicing rights with respect to the mortgage loans. We also sell loans on a servicing-released basis to secondary market investors where we do not retain the servicing rights. When we retain servicing rights, we are entitled to receive a servicing fee which is collected from interest payments made by the borrower and paid to us on a monthly basis equal to a specified percentage, typically between 0.25% and 0.44% per annum of the outstanding principal balance of the loans. We may also be entitled to receive additional servicing compensation, such as late payment fees and earn additional income through the use of non-interest bearing escrows. As a mortgage servicer, we are required to advance certain amounts to meet the contractual loan servicing requirements for certain investors. We advance principal, interest, property taxes and insurance for borrowers that have insufficient escrow accounts, plus any other costs to preserve the property. Also, we will advance funds to maintain, repair and market foreclosed real estate properties.

           We have hired a nationally recognized residential servicer to sub-service the servicing portfolio. Although we use a sub-servicer to provide primary servicing and certain default servicing functions, our servicing surveillance team, which is experienced in loss mitigation and real estate recovery, monitors and surveys the performance of the loans and sub-servicer. We generally earn a servicing fee on each loan, but we also incur the cost of the sub-servicer as well as the internal servicing surveillance team. Servicing fees are collected from interest payments made by the borrower. Incurring the cost of both a sub-servicer and an internal surveillance team reduces the net revenues we earn from the mortgage servicing portfolio, however, we believe it reduces our risk by minimizing delinquencies and repurchase risk.

           During 2013, the mortgage servicing portfolio increased to $3.1 billion from $1.5 billion at the end of 2012, generating gross servicing fees of $6.8 million, and $3.0 million in 2013 and 2012, respectively.

Risk Management

  Underwriting

           We primarily originate residential first mortgage loans for sale that conformed to the respective underwriting guidelines established by Fannie Mae, Freddie Mac, FHA, VA and USDA. Our mortgage loans are underwritten individually on a loan-by-loan basis. Each mortgage loan originated from our retail and wholesale channel are underwritten by one of our in-house loan underwriters or by a third party contract underwriter using our underwriting guidelines. Each mortgage loan originated from our correspondent channel is reviewed internally or by a third party underwriting company to determine if the borrower meets our underwriting guidelines.

           Our criteria for underwriting generally include, but are not limited to, full documentation of borrower's income, assets, other relevant financial information, the specific agency's eligible loan-to-value ratios, borrower's debt-to-income ratio and full appraisals when required. Variances from any of these standards are permitted only to the extent allowable under the specific program requirements. Our underwriting procedures for all retail and wholesale loans require the use of a GSE automated underwriting systems (AUS). Our underwriting procedures for all correspondent loans that have been originated by a correspondent seller includes a third party file review including verification that the borrower's credit and the collateral meets our applicable program guidelines and an appropriate AUS report has been completed. They also verify the loan is compliant with regulatory guidelines. In addition, the third-party performs pre-funding quality control procedures prior to acquisition. Management reviews the reports prior to the acquisition of any correspondent loan.

  Quality Control

           Our mortgage brokers, within our wholesale channel and our correspondent sellers are reviewed and approved prior to the acquisition or origination of any loans. Each seller is required to sign our correspondent seller agreement that contains certain representations and warranties from the seller requiring the seller to repurchase a loan sold to us for various reasons including loan ineligibility for sale to GSEs or if the loan is uninsurable by a government agency. Each broker is required to sign our broker agreement that contains certain representations and warranties from the broker requiring the broker to indemnify us for various reasons including early payment defaults or early pay-offs which may lead to repurchase requests and reimbursement of premiums to our investors.

           Prior to funding, all retail and wholesale loans are reviewed internally by our quality control department to verify the loan conforms to our program guidelines and meets state and federal compliance guidelines. Prior to the acquisition of a correspondent loan, a third-party performs pre-funding quality control procedures. Management reviews the third-party reports prior to the acquisition of any correspondent loan. We also perform post origination quality controls procedures on at least 10% of all mortgage loans funded or acquired. Additionally, we closely monitor the servicing performance of loans retained in our mortgage servicing portfolio to identify any opportunities to improve our underwriting process or procedures and identify any issues with mortgage brokers or correspondent sellers. Findings are summarized monthly by our credit committee and the appropriate changes are implemented.

           Our risk management committee, comprised of senior management, meets periodically to identify, monitor, measure and mitigate key risks in the organization. The committee's responsibilities include monitoring the hedging positions and its effectiveness in mitigating interest rate risk, status of aged unsold loans, status of loans on the warehouse lines, the review of quality control reports, review of servicing portfolio and loan performance and the adequacy of the repurchase reserve and methodology.

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

  Data Security

           Sensitive borrower information, such as name, address and social security number is included in nearly all mortgage loan files. We seek to keep this information secure for every borrower. To do so, our policy requires all sensitive borrower data to be transmitted to us through our secure website portal which allows all our customers, correspondent sellers, mortgage brokers and individual borrowers to send data to us securely in an encrypted manner.

Real Estate Services

           We provide loss mitigation and recovery services primarily on our long-term mortgage portfolio. Our portfolio loss mitigation and real estate services operations include the following services:

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

           Commercial mortgages in our long-term mortgage portfolio are primarily adjustable rate mortgages with initial fixed interest rate periods of two, three, five, seven and ten years that subsequently convert to adjustable rate mortgages (hybrid ARMs). Commercial mortgages have provided greater asset diversification on our balance sheet as borrowers of commercial mortgages typically have higher credit scores and commercial mortgages typically have lower LTVs.

           Historically, we securitized mortgages in the form of collateralized mortgage obligations, or CMOs, which were consolidated and accounted for as secured borrowings for financial statement purposes. Securitized mortgages in the form of real estate mortgage investment conduits, or REMICs, were either consolidated or unconsolidated depending on the design of the securitization structure. We consolidated the variable interest entity, or VIE, as the primary beneficiary of the sole residual interest in each securitization trust where we also performed the master servicing. Amounts consolidated were included in trust assets and liabilities as securitized mortgage collateral, real estate owned, derivative assets, securitized mortgage borrowings and derivative liabilities in the accompanying consolidated balance sheets. At December 31, 2013, our residual interests in securitizations (represented by the difference between total trust assets and total trust liabilities) decreased to $10.6 million, compared to $15.9 million at December 31, 2012.

           Since 2007, we have not added any mortgages to our long-term mortgage portfolio.

           For additional information regarding the long-term mortgage portfolio refer to Item 7. "Management's Discussion and Analysis of Financial Condition," and Note 10. "Securitized Mortgage Trusts" in the notes to the consolidated financial statements.

Master Servicing

           Until 2007, we retained master servicing rights on substantially all of our non-conforming single-family residential and commercial mortgage acquisitions and originations that were retained or sold through securitizations. The function of a master servicer includes collecting loan payments from loan servicers and remitting loan payments, less master servicing fees receivable and other fees, to a trustee or other purchaser for each series of mortgage-backed securities or mortgages master serviced. In addition, as master servicer, we monitor compliance with the servicing guidelines and perform or contract with third parties to perform all functions not adequately performed by any loan servicer. The master servicer is also required to advance funds, or cause the loan servicers to advance funds, to cover principal and interest payments not received from borrowers depending on the status of their mortgages, but only to the extent that it is determined that such advances are recoverable either from the borrower or from the liquidation of the property. Master servicing fees are generally 0.03% per annum on the unpaid principal balance of the mortgages serviced. As a master servicer, we also earn income or incur expense on principal and interest payments received from borrowers until those payments are remitted to the investors of those mortgages. Fees from the master servicing portfolio have declined significantly due to a decrease in principal balances and a decline in interest rates since the end of 2008, which affects the amount we earn on balances held in custodial accounts. At December 31, 2013, we were the master servicer for approximately 32,000 mortgages with an unpaid principal balance of approximately $8.7 billion of which $2.1 billion of those loans were 60 or more days delinquent. At December 31, 2013, we were also the master servicer for unconsolidated securitizations (included in the total master servicing portfolio above) totaling approximately $1.1 billion in unpaid principal balance of which $0.4 billion of those loans were 60 or more days delinquent. Fees earned from master servicing are separate from those earned from mortgage servicing which are generated from servicing rights from new originations since 2011.

Corporate

           This segment includes all corporate services groups including information technology, human resources, legal, facilities, accounting, treasury and corporate administration. This corporate services group supports all operating segments. A portion of these costs are allocated to the operating segments based on certain allocation methods. These corporate services groups are centralized to be efficient and avoid any duplicate cost burdens. Specific costs associated with being a publicly traded company are not allocated and remain in this segment.

           At our corporate headquarters in Irvine, California, we occupy office space under our lease agreement. The leased office space includes office space we are attempting to sublet as well as space we are maintaining for future growth. The cost of unused space is recorded in the corporate segment since it is not attributed to mortgage lending or real estate services segments.

           The corporate segment also includes debt expense related to the Convertible Notes as well as capital leases. Debt service expense is not allocated to the mortgage lending, real estate services or long-term mortgage portfolio segments. We have taken advantage of very low financing rates and entered into capital lease arrangements to finance the purchase of equipment, mostly computer equipment, used in all three segments. The interest expense associated with the capital leases is not allocated and remains in this segment.

Discontinued Operations

           Discontinued operations primarily include mitigating the remaining repurchase liability exposure, which arose as a result of our representations and warranties with respect to sold mortgages during 2007 and prior, and expenses and liabilities associated with litigation matters related to our discontinued, non-conforming mortgage operations.

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

           In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act is a sweeping overhaul of the financial regulatory system. The Dodd-Frank Act has increased, and will continue to increase, regulation of the mortgage industry, including: generally prohibiting lenders from making residential mortgage loans unless a good faith determination is made of a borrower's creditworthiness based on verified and documented information; requiring the Consumer Financial Protection Bureau (CFPB) to enact regulations, which were recently finalized, to help assure that consumers are provided with timely and understandable information about residential mortgage loans that protect them against unfair, deceptive and abusive practices; and requiring federal regulators to establish minimum national underwriting guidelines for residential mortgages that lenders will be allowed to securitize without retaining any of the loans' default risk.

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

Competition

           We operate in a highly competitive industry that could become even more competitive as a result of legislative, regulatory, economic, and technological changes, as well as continued consolidation or expansion. Our competitors include banks, thrifts, credit unions, real estate brokerage firms and mortgage brokers and mortgage banking companies. Competition is based on a number of factors including, among others, customer service, quality and range of products and services offered, price, reputation, interest rates, lending limits and customer convenience. To compete effectively, we must have a very high level of operational, technological, and managerial expertise, as well as access to capital at a competitive cost. Many of our competitors are larger than we are and have access to greater financial resources than we do, which can place us at a competitive disadvantage. In addition, many of our largest competitors are banks or affiliated with banking institutions, the advantages of which include, but are not limited to, the ability to hold new mortgage loan originations in an investment portfolio and having access to financing with more favorable terms than we do, including lower funding cost with bank deposits as a source of liquidity.

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

Employees

           As of December 31, 2013 and 2012, we had a total of 312 and 540 employees, respectively. Management believes that relations with our employees are good. We are not a party to any collective bargaining agreements.

ITEM 1A. RISK FACTORS

           Some of the following risk factors relate to a discussion of our assets. For additional information on our asset categories refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as the accompanying notes to the consolidated financial statements.

Risks Related To Our Businesses

Our long-term success is primarily dependent on our ability to increase our mortgage origination volumes and profits and to a lesser extent maintain our real estate services profits and realize cash flows from our long-term mortgage portfolio.

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

           Realizing cash flows from our mortgage portfolio is dependent on the performance of the underlying mortgage loans and the performance of the servicers. At December 31, 2013, our debt obligations, consisting of our trust preferred securities, junior subordinated notes, bank loans and the convertible notes, were an aggregate of approximately $93.8 million in outstanding net principal balance. If we are unable to generate net income from our mortgage lending operations and real estate services and cash flows from our mortgage portfolio, we may be unable to satisfy our future operating costs and liabilities, including repayment of our debt obligations.

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

           Future financing sources may include borrowings in the form of bank credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities, structured financing arrangements, public and private equity and debt issuances and derivative instruments, in addition to transactions or asset specific funding arrangements. Our access to sources of financing depends upon a number of factors some of which we have little or no control, including general market conditions, resources and policies or lenders. Under current market conditions, many forms of structured financing arrangements are generally unavailable, which also in the past has limited our ability to borrow under short term warehouse and repurchase agreements that are intended to be refinanced by such financings. In addition, if regulatory capital requirements imposed on our private lenders change, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity. Consequently, the expansion of our mortgage lending operations may be dictated by the cost and availability of financing, specifically warehouse facilities. Depending on market conditions at the relevant time, we may have to rely more heavily on additional equity issuances, which may be dilutive to our shareholders, or on less efficient forms of debt financing that require a larger portion of our cash flow from operations, thereby reducing funds available for our operations and future business opportunities. We cannot assure you that we will have access to such equity or debt capital on favorable terms (including, without limitation, cost and term) at the desired times, or at all, which could negatively affect our results of operations. Furthermore, we have recently entered into the warehouse lending business making use of funds from our warehouse facility to lend to other mortgage bankers. If our access to such funds are restricted or are on terms that are materially changed, we may not be able to continue those operations which may affect our income and loan origination volumes.

Mortgage market conditions have had and may continue to have a material adverse effect on our earnings and financial condition.

           Our results of operations are materially affected by conditions in the mortgage and real estate markets, the financial markets and the economy generally. Beginning in 2007, the mortgage industry and the single-family residential housing markets, and to a lesser extent multifamily residential housing markets, were adversely affected as home prices declined and delinquencies and defaults significantly increased. Borrowers found it difficult to refinance due to home price depreciation and lenders tightened their underwriting guidelines, which led to further increases in defaults and credit losses. During 2013, although housing prices rebounded in parts of the U.S, the Company continued to be significantly and negatively affected by the weak economic environment. As a result, non-conforming mortgage loans have not performed up to historical expectations, and the fair value of non-conforming mortgage loans has deteriorated. This, in turn, has resulted in declining revenues and increased expenses associated with the long-term mortgage portfolio, including increases in loan losses and impairment charges, losses sustained in the operation of real estate properties acquired in foreclosure proceedings and foreclosure related professional fees. These factors have led to deterioration in the quality of the Company's long-term mortgage portfolio, as evidenced by the delinquencies, foreclosures and credit losses.

           The adverse market conditions have affected our mortgage loan delinquencies and REO in the long-term mortgage portfolio. At December 31, 2013, the Company's long-term mortgage portfolio had 22.4% or $1.7 billion of loans that were 60 days or more delinquent, included in continuing and discontinued operations, compared to 22.8% or $2.0 billion at December 31, 2012. REO decreased 16% to $18.9 million at December 31, 2013 as compared to $22.5 million at December 31, 2012. Losses from the sale of REO are within the nonrecourse securitization trusts but could result in reduced cash flows from the Company's residual interests in respective securitizations. These conditions, which increase the cost and reduce the availability of debt, may continue or worsen in the future.

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

           As a result of an unprecedented immediate spike in interest rates in 2013, tightening of credit guidelines in the overall mortgage market, a decline in financed real estate transactions, increasing interest rates, current economic conditions, the extremely difficult and complex mortgage and credit regulatory environment and other factors it is projected by some mortgage organizations that mortgage originations during 2014 may be at historic low volumes since the early 2000's. As a result we may experience reduced volumes and thereby reduced income unless we are able to garner a greater market share of originations or sufficiently reduce costs.

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

           In connection with our loan sales to third parties and our prior securitizations, we transferred mortgages acquired and originated by us to third parties or into a trust in exchange for cash and, in the case of a securitized mortgage, residual certificates issued by the trust. The trustee, purchaser, bondholder, guarantor or other entities involved in the issuance of the securities (which may include bond insurers) may have recourse to us with respect to the breach of the representations, and warranties made by us at the time such mortgages are transferred or when the securities are sold. Those representations and warranties may include, but are not limited to, issues such as the validity of the lien, the absence of liens or delinquent taxes, the validity of the appraisal obtained in conjunction with the loan, the truthfulness of information used in the loan approval process, the loans compliance with all local, state and federal laws, the delivery of all documents required to perfect title to the lien, the loan meeting all underwriting criteria and the selection process used to include the loans in any particular transaction. Also, we engage in bulk whole loan sales pursuant to agreements that generally provide for recourse by the purchaser against us in the event of a breach of one of our representations or warranties, any fraud or misrepresentation during the mortgage origination process, or upon early default on such mortgage. We attempt to limit the potential recourse from such purchasers by seeking remedies from correspondent sellers and wholesale brokers who originated the mortgages if we did not originate the loan. However, many of the entities we acquired loans from in the past are no longer in business. In some cases, we may not be able to seek remedies from others whom have sold mortgage loans to us. Furthermore, if we discover, prior to the sale or transfer of a loan, that there is any fraud or misrepresentation with respect to the mortgage and the originator fails to repurchase the mortgage, then we may not be able to sell the mortgage or we may have to sell the mortgage at a discount. Changes in the timing, processes and procedures of our primary investors review loans which they purchase from us may affect the number of loans that are rejected, the timing of our loan sales, or the frequency of repurchase demands issued to us. Also, similar changes by mortgage insurers agree to insure loans may also affect the frequency and timing of our loan sales. As a result, the effectiveness of our loan sales, our repurchase reserves and our profitability may be affected as we may have to sell loans at a discount.

Competition in the residential mortgage industry and real estate services business is intense and may adversely affect our business operations and financial performance; the dominance of a limited number of companies may affect our ability to operate and compete effectively.

           Competition in the residential mortgage industry and real estate services business is intense. Plus, the mortgage business has experienced substantial consolidation. Our competitors include banks, thrifts, credit unions, real estate brokerage firms, mortgage brokers, asset management companies, and mortgage banking companies. Several of our competitors enjoy advantages, including greater financial resources and access to capital, a wider geographic presence, more accessible branch office locations, more aggressive marketing campaigns, better brand recognition, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. To compete effectively, we must have a very high level of operational, technological, and managerial expertise, as well as access to capital at a competitive cost. As a result of reduced access to capital, general housing trends, rising delinquencies and defaults and other factors, many mortgage and real estate services firms have recently experienced severe financial difficulty, with some exiting the business or filing for bankruptcy protection, resulting in a consolidation of companies in such industries. The dominance of a limited number of companies have made it difficult to compete effectively, as such it may adversely affect our business operations and financial performance.

New regulatory laws affecting our operations may affect our ability to expand our mortgage lending operations.

           Changes to the laws, regulations or regulatory policies can affect whether and to what extent we may be able to expand our mortgage lending activities. Many states and local governments and the Federal government have enacted, or may enact laws, or regulations that restrict or prohibit some provisions in some programs or businesses that we currently participate in or plan to participate in the future. As such, we cannot be sure that in the future we will be able to engage in activities that were similar to those we engaged or participated in the past thereby limiting our ability to commence new operations. As a result, we might be at a competitive disadvantage which would affect our operations and profitability.

           The recently effective changes in loan originator compensation, qualified mortgages requirements and other regulatory restrictions may put us at a competitive disadvantage to our competitors. As a result of the nature of our operations, our capital, costs, source of funds and other similar factors may affect our ability to maintain and grow lending.

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

           In addition to new rules and regulations involving areas such as loan officer compensation, servicing requirements, origination disclosures and various federal, state and local laws and regulations could pose substantial hardship on our ability to maintain our lending volumes and our compliance with such requirements could expose us to fines, penalties or licensing restrictions that could affect our operations. Additionally expensive and time consuming audits and reviews by state and federal regulators could interfere with our operations and could negatively affect our ability to continue our operations in the same manner.

Our performance may be adversely affected by the performance of parties who service or sub-service our mortgage loans.

           We contract with third parties for the servicing of our mortgage loans in our long-term mortgage portfolio, for which we are the master servicer, and the servicing portfolio in our mortgage lending operations. Our operations, performance and liabilities are subject to risks associated with inadequate or untimely servicing. If a servicer defaults or fails to perform to certain standards then this can be deemed to be a default or failure by us to perform those duties or functions. If we, or our sub-servicers, commit a material breach of our obligations as a servicer or master servicer, we may be subject to damages or termination if the breach is not cured within a specified period of time following notice, causing us to lose servicing income. In addition, we may be required to indemnify the investor or securitization trustee against losses from any failure by us, as master servicer or on behalf of the sub-servicer, to perform the servicing obligations properly. If, as a result of a servicer or sub-servicer's failure to perform adequately, we were terminated as servicer by an investor or master servicer of a securitization, the value of any servicing or master servicing rights held by us could be adversely affected. Also, this could affect the cash flow generated by our servicing rights portfolio.

           Poor performance by a sub-servicer may result in greater than expected delinquencies and foreclosures and losses on our mortgage loans or, in the case of our long-term mortgage portfolio, in our resulting exposure to investors, bond holders, bond insurers or others to whom we are responsible for the performance of our loan sub-servicers. A substantial increase in our delinquency or foreclosure rate could adversely affect our ability to access the capital and secondary markets for our financing needs. With respect to our long-term mortgage portfolio, greater delinquencies would adversely affect the value of our residual interests, if any, we hold in connection with that securitization.

           One of the primary servicers of our long-term mortgage portfolio recently considered transferring the servicing rights and obligations to a third party. It is not unusual that whenever servicing is transferred, delinquencies increase often due to the borrower misunderstanding of the transfer and delays caused by payments being sent to the wrong servicer. This could increase delinquencies and as such adversely affect the performance of our securities and the value of our residual interests.

           Mortgage servicing rights are a material asset on our consolidated balance sheets. The value of these rights are dependent upon various factors, including, but not limited to, the adequate performance of the servicing function by our sub-servicer, the responsibilities imposed on us by the investors of our loans for which we hold the servicing rights, interest rates, the cost of our sub-servicers, loan prepayments and delinquencies. As these factors and others vary, the value of our mortgage servicing rights may fluctuate which may affect our ability to meet financial covenants, maintain credit facilities, expand our operations and generate income from our operations.

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

Growth may place significant demands on our management and our infrastructure.

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

Litigation in the mortgage industry related to securitizations against issuers, sellers, originators, underwriters and others may adversely affect our business operations.

           As defaults, delinquencies, foreclosures, and losses in the real estate market continue, there have been lawsuits by various investors, insurers, underwriters and others against various participants in securitizations, such as sponsors, depositors, underwriters, and loan sellers. Some lawsuits have alleged that the mortgage loans had origination defects, that there were misrepresentations made about the mortgage loans and the parties failed to properly disclose the quality of the mortgage loans or repurchase defective loans or that there were other misrepresentations or lack of representations. There have been claims related to our securitizations contending errors or misrepresentations in the securitization documents or process itself. Recently a court made a ruling in three such circumstances and as a result we may be subject to claims by third parties. Historically, we both securitized and sold mortgage loans to third parties that may have been deposited or included in pools for securitizations. We have received notices of claims for indemnification relating to mortgage-backed security bond issues, originated or sold by the Company from Countrywide, UBS, Wilmington Trust, Deutsche Bank and Merrill Lynch. The claims seek indemnification from claims asserted against them in various actions in which we are not parties. The notices each seek indemnification for all losses, liabilities, damages and legal fees and costs incurred in those actions. We also received a demand to cover losses on the purchase of mortgage-backed securities. In connection with these potential claims, we may become subject to litigation related to the securitizations. As a result, we may incur significant legal and other expenses in defending against claims and litigation and we may be required to pay settlement costs, damages, penalties or other charges which could adversely affect our financial results.

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

  •
  loss severities on loans and REO;

  •
  prepayments on mortgages;

  •
  the regulatory environment and results of our mortgage originations;

  •
  mark to market adjustments related to the fair value of loans held-for-sale, mortgage servicing rights, long-term debt and derivatives;

  •
  interest rates; and

  •
  litigation.

           During 2013, our common stock reached an intra-day high sales price of $15.39 on February 27th, and an intra-day low sales price of $4.66 on December 5th. As of March 13, 2014, our stock price closed at $6.61 per share. In addition, significant price and volume fluctuations in the stock market have particularly affected the market prices for the securities of mortgage companies such as ours. Furthermore, general conditions in the mortgage industry may adversely affect the market price of our securities. These broad market fluctuations have adversely affected and may continue to adversely affect the market price of our securities. If our results of operations fail to meet the expectations of security analysts or investors in a future quarter, the market price of our securities could also be materially adversely affected and we may experience difficulty in raising capital.

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

           We are subject to federal, state and local laws and regulations related to the mortgage industry that generally regulate interest rates and other charges, require certain disclosure, and require applicable licensing. In addition, other state and local laws, public policy and general principles of equity relating to the protection of consumers, unfair and deceptive practices and debt collection practices may apply to the origination, servicing and collection of our loans. Violations of certain provisions of these federal and state laws and regulations may limit our ability to collect all or part of the principal of or interest on the loans and in addition could subject us to damages, could result in the mortgagors rescinding the loans whether held by us or subsequent holders of the loans, or could cause us to repurchase the loan and thereby suffer a loss on the transaction. In addition, such violations could cause us to be in default under our credit and repurchase lines and could result in the loss of licenses held by us.

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

           In order to support our business objectives, we may raise capital through the sale of equity or convertible securities. We may also issue shares of common stock to settle outstanding obligations and liabilities. The issuance or sale, or the proposed sale, of substantial amounts of our common stock in the public market could materially adversely affect the market price of our common stock or other outstanding securities. We do not know the actual or perceived effect of these issuances, the timing of any offerings or issuances of securities, the potential dilution of the book value or earnings per share of our securities then outstanding and the effect on the market price of our securities then outstanding.

Our principal stockholders beneficially own a large portion of our stock, and accordingly, may have control over stockholder matters and sales may adversely affect the market price of our common stock.

           As of March 13, 2014, Todd M. Pickup and Richard H. Pickup and their respective affiliates beneficially owned approximately, in the aggregate, 32.5% of our outstanding common stock, which includes 898,851 shares and 524,138 shares of the Company's common stock that Todd Pickup and Richard Pickup, respectively, has the right to acquire at any time by converting the outstanding principal balance of Convertible Notes Due 2018, at the initial conversion price of $10.875 per share. These stockholders together possess significant influence over our company. Such ownership may have the effect of control over substantially all matters requiring stockholder approval, including the election of directors. Furthermore, such ownership and control may have the effect of delaying or preventing a change in control of our Company, impeding a merger, consolidation, takeover or other business combination involving our Company or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our Company. We do not expect that these stockholders will vote together as a group. In addition, sales of significant amounts of shares held by these stockholders, or the prospect of these sales, could adversely affect the market price of our common stock.

Increases in LIBOR rates could significantly reduce the future cash flows we receive from the retained interests in securitization trusts.

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

           Substantially all of our operations are located in Irvine, California and, to a lesser extent, other areas within the U.S. Our systems and operations are vulnerable to damage and interruption from fire, flood, telecommunications failure, break-ins, earthquake and similar events. Our operations may also be interrupted by power disruptions. Furthermore, our security mechanisms may be inadequate to prevent security breaches to our computer systems, including from computer viruses, electronic break-ins and similar disruptions. Such security breaches or operational failures could expose us to liability, impair our operations, result in losses, and harm our reputation.

Our ability to utilize our net operating losses and certain other tax attributes may be limited.

           At the end of our 2013 taxable year, we had net operating loss (NOL) carry-forwards of approximately $518.7 million for federal income tax purposes and approximately $437.0 million for state income tax purposes. Although, under existing tax rules, we are generally allowed to use those NOL carry-forwards to offset taxable income in subsequent taxable years, our ability to use those NOL carry-forwards to offset income may be severely limited to the extent that we experience an ownership change within the meaning of Section 382 of the Internal Revenue Code. These provisions could also limit our ability to deduct certain losses (built-in losses) we recognize after an ownership change with respect to assets we own at the time of the ownership change. In general, an ownership change, as defined by Section 382, results from transactions increasing ownership of certain stockholders or public groups in our stock by more than 50% over a three-year period. In addition, the generation of taxable income from cancellation of debt may further reduce the NOL. Any limitation on our NOL carry-forwards that could be used to offset taxable income would adversely affect our liquidity and cash flow, as and when we become profitable. We may not generate sufficient taxable income in future periods to be able to realize fully the tax benefits of our NOL carry- forwards. In 2013, the Company enacted a NOL rights plan, subject to stockholder approval, which is designed to mitigate the risk of losing net operating loss carry-forwards and certain other tax attributes from being limited in reducing future income taxes. An NOL rights plan does not prevent a change of control transaction but instead strongly discourages it.

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

           In the event we are forced to liquidate, the majority of our assets is either collateral for specific borrowings or pledged as collateral for secured liabilities. We may have few remaining assets available for unsecured creditors and equity holders.

Provisions in our charter documents and Maryland law, as well as our NOL Rights Plan, impose limitations that may delay or prevent our acquisition by a third party.

           Our charter and bylaws contain provisions that may make it more difficult for a third party to acquire control of us without the approval of our board of directors. These provisions include, among other things, advance notice for raising business issues or making nominations at meetings and blank check preferred stock that allows our board of directors, without stockholder approval, to designate and issue additional series of preferred stock with rights and terms as our board of directors may determine, including rights to dividends and proceeds in a liquidation that are senior to our common stock.

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

           We have also adopted a Tax Benefits Preservations Rights Agreement, also known as an NOL rights plan, pursuant to which each share of common stock also has a "right" attached to it. Although the NOL rights plan was adopted to help preserve the value of certain deferred tax benefits, including those generated by net operating losses, it also has the effect of deterring or delaying an acquisition of the Company by a third party. The rights are not exercisable except upon the occurrence of certain takeover-related events—most importantly, the acquisition by a third party (the "Acquiring Person") of more than 4.99% of our outstanding voting shares. Once triggered, the rights entitle the stockholders, other than the Acquiring Person, to certain "flip-in", "flip-over" and exchange rights. The effect of triggering the rights is to expose the Acquiring Person to severe dilution of its ownership interest, as the shares of common stock of our Company (or any surviving corporation) are offered to all of the stockholders other than the Acquiring Person at a steep discount to their market value.

ITEM 1B. UNRESOLVED STAFF COMMENTS

           None.

ITEM 2. PROPERTIES

           Our primary executive and administrative offices are located at 19500 Jamboree Road, Irvine, California 92612 where we have a premises lease expiring in November 2016. We have two options to extend the term for five-year periods for each option. The premises consist of a seven-story building containing approximately 210,000 square feet with an initial annual rental rate of $31.80 per square foot, which amount increases every 30 months since commencement of the lease in October 2006. As of December 31, 2013, we have subleased approximately 82,000 square feet of our corporate headquarters.

ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings

           We are a defendant in or a party to a number of legal actions or proceedings that arise in the ordinary course of business. In some of these actions and proceedings, claims for monetary damages are asserted against us. In view of the inherent difficulty of predicting the outcome of such legal actions and proceedings, we generally cannot predict what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss related to each pending matter may be, if any.

           In accordance with applicable accounting guidance, we established an accrued liability for litigation when those matters present loss contingencies that are both probable and estimable. In any cases, there may be an exposure to losses in excess of any such amounts whether accrued or not. Any estimated loss is subject to significant judgment and is based upon currently available information, a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated loss will change from time to time, and actual results may vary significantly from the current estimate. Therefore, an estimate of possible loss represents what we believe to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent our maximum loss exposure. At December 31, 2013, we have a $4.2 million accrued liability recorded for such estimated loss exposure.

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

           The legal matters summarized below are ongoing and may have an effect on the Company's business and future financial condition and results of operations:

           On or about April 20, 2011, an action was filed entitled Federal Home Loan Bank of Boston v. Ally Financial Inc., et al, naming IMH Assets Corp, IFC, the Company, and ISAC as defendants. The complaint alleges misrepresentations in the materials used to market mortgage-backed securities that the plaintiff purchased. The complaint seeks damages and attorney's fees in an amount to be established at time of trial. The case was removed to the United States District Court for the District of Massachusetts and on September 30, 2013, the Court granted the Company's motion to dismiss claims against it arising under the Massachusetts Uniform Securities Act. The case remains pending as to other claims against the Company.

           On January 30, 2012, a Summons with Notice was filed entitled Deutsche Zentral-Genossenschaftsbank AG New York Branch, dba DZ Bank AG, New York Branch v. JPMorgan Chase & Co., et al. Named as a defendant in that action is ISAC. On August 3, 2012, a Consolidated Complaint was filed in which the above matter was consolidated with two other cases by the same plaintiff and DG Holding Trust. ISAC first received a copy of the complaint during the third quarter of 2012. The Consolidated Complaint alleges misrepresentations in connection with the marketing and sale of mortgage backed securities issued by ISAC that the plaintiff purchased. The complaint seeks rescission, damages, prejudgment interest, punitive damages, and attorney's fees in an amount to be proven at trial. On November 15, 2013, the plaintiff filed an amended complaint. Discovery in this matter is proceeding at this time.

           On April 30, 2012 a purported class action was filed entitled Marentes v. Impac Mortgage Holdings, Inc., alleging that certain loan modification activities of the Company constitute an unfair business practice, false advertising and marketing, and that the fees charged are improper. The complaint seeks unspecified damages, restitution, injunctive relief, attorney's fees and pre-judgment interest. On August 22, 2012, the plaintiff filed an amended complaint adding Impac Funding Corporation as a defendant. On October 2, 2012, the plaintiff dismissed Impac Mortgage Holdings, Inc., without prejudice. On December 27, 2012, the court granted IFC's motion to dismiss and on January 30, 2013, the plaintiffs appealed the court's dismissal. The plaintiff's appeal remains pending.

           In October 2011 and November 2012, the Company received letters from Countrywide Securities Corporation (Countrywide), Merrill Lynch, Pierce, Fenner & Smith Incorporated (Merrill Lynch), and UBS Securities LLC (UBS) claiming indemnification relating to mortgage backed securities bonds issued, originated or sold by ISAC, IFC, IMH Assets Corp. and the Company. The claims seek indemnification from claims asserted against Countrywide, Merrill Lynch, and UBS in specified legal actions entitled American International Group Inc. v. Bank of America Corp., et al, in the United States District Court for the Southern District of New York and Federal Home Loan Bank of Boston v. Ally Financial, Inc., et al, in the United States District Court for the District of Massachusetts. The notices each seek indemnification for all losses, liabilities, damages and legal fees and costs incurred in those actions. Further related to these claims, the Company received a demand from American International Group (AIG) for claims it purports to have based upon 12 Residential Mortgage Backed Securities it purchased in which the

Company was depositor, sponsor, seller and/or originator. AIG contends it has suffered almost $800 million in losses on the securities and contends there were misrepresentations and breaches of representations and warranties regarding the securities. In October 2012 and January 2013, Deutsche Bank issued indemnification demands to IFC for claims asserted against them in the Superior Court of New York in a case entitled Royal Park Investments SA/NV v. Merrill Lynch, et. al and Dealink Funding Ltd. v. Deutsche Bank. In February of 2013 the Company also received a notice of intent to seek indemnification on behalf of Deutsche Bank AG, Deutsche Bank Securities, Inc., DB Structured Products, Inc., ACE Securities Corp and Deutsche Alt-A Securities, Inc. The claim relates to an action filed against those entities in the Superior Court of New York.

           On December 7, 2011 a purported class action was filed entitled Timm, v. Impac Mortgage Holdings, Inc, et al. alleging on behalf of holders of the Company's 9.375% Series B Cumulative Redeemable Preferred Stock (Preferred B) and 9.125% Series C Cumulative Redeemable Preferred Stock (Preferred C) who did not tender their stock in connection with the Company's 2009 completion of its Offer to Purchase and Consent Solicitation that the Company failed to achieve the required consent of the Preferred B and C holders, the consents to amend the Preferred stock were not effective because they were given on unissued stock (after redemption), the Company tied the tender offer with a consent requirement that constituted an improper "vote buying" scheme, and that the tender offer was a breach of a fiduciary duty. The action seeks the payment of two quarterly dividends for the Preferred B and C holders, the unwinding of the consents and reinstatement of the cumulative dividend on the Preferred B and C stock, and the election of two directors by the Preferred B and C holders. The action also seeks punitive damages and legal expenses. The court, on January 28, 2013, dismissed all individual director and officer defendants from the case and further dismissed the Second, Third and Fifth causes of action. The remaining causes of action against the Company allege the Preferred B holders did not approve amendments to its Articles Supplementary and the holders thereof seek to recover two quarters of dividends and to elect two members to the Board of Directors of the Company. On November 27, 2013, the court denied the plaintiff's motion to reconsider the court's January 28, 2013 order. The Company has filed a motion for summary judgment on the remaining claims and that motion is currently pending.

           The legal matters summarized below are ongoing but management believes these matters have been resolved in a satisfactory manner.

           On October 16, 2012, a matter was filed entitled Deutsche Bank National Trust Company, in its individual capacity, and as Indenture Trustee of Impac Secured Assets CMB Trust Series 1998-1, Impac CMB Trust Series 1999-2, 2000-2, 2001-4, 2002-1, and 2003-5, and Impac Real Estate Asset Trust Series 2006-SD1 v. Impac Mortgage Holdings, Inc., et al. The action alleges the defendants owe the plaintiff indemnification for settlements that the plaintiff allegedly entered into in connection with the Gilmor, et al. v. Preferred Credit Corp., et al. matter described above. The plaintiff seeks declaratory and injunctive relief and unspecified damages and the case remains pending. On March 11, 2014, the parties entered into a settlement agreement, subject to court approval, whereby the Company agreed to pay $1.65 million, which is payable in installments in either cash or Company stock, at the Company's option.

           On May 15, 2013, a matter was filed entitled Wilmington Trust Company, in its individual capacity, and as Owner Trustee of Impac Secured Assets CMN Trust Series 1998-1 and Impac CMB Trust Series 1999-1, 1999-2, 2000-1, 2000-2, 2001-4, 2002-1, and 2003-5 v. Impac Secured Assets Corp., et al. The action alleges the defendants owe the plaintiff indemnification for settlements that the plaintiff allegedly entered into in connection with the Gilmor, et al. v. Preferred Credit Corp., et al. matter, which was settled and approved by the court in March 2013. The plaintiff seeks declaratory and injunctive relief and unspecified damages. On January 10, 2014, the parties entered into a settlement agreement whereby the Company agreed to pay $1.05 million, which is payable in either cash or Company stock, at the Company's option.

           We are a party to other litigation and claims which are normal in the course of our operations. While the results of such other litigation and claims cannot be predicted with certainty, we believe the final outcome of such matters will not have a material adverse effect on our financial condition or results of operations.

           We believe we have meritorious defenses to the above claims and intends to defend these claims vigorously and as such we believe the final outcome of such matters will not have a material adverse effect on our financial condition or results of operations. Nevertheless, litigation is uncertain and we may not prevail in the lawsuits and can express no opinion as to their ultimate resolution. An adverse judgment in any of these matters could have a material adverse effect on our financial position and results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

           Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

           Our common stock is currently listed on the NYSE MKT under the symbol "IMH".

           The following table summarizes the high and low sales prices for our common stock for the periods indicated:

	2013		2012
	High	Low	High	Low
First Quarter	15.39	9.55	2.90	1.98
Second Quarter	11.95	9.67	2.50	1.95
Third Quarter	10.90	9.48	8.63	1.93
Fourth Quarter	9.70	4.66	18.00	7.13

           On March 13, 2014, the last quoted price of our common stock on the NYSE MKT was $6.61 per share. As of March 13, 2014, there were 225 holders of record, including holders who are nominees for an undetermined number of beneficial owners, of our common stock.

           The Board of Directors of the Company authorizes in its discretion the payment of cash dividends on its common stock, subject to an ongoing review of our profitability, liquidity and future operating cash requirements. We and some of our subsidiaries are subject to restrictions under our warehouse borrowings and long-term debt agreements on our ability to pay dividends if there is an event of default or otherwise. Plus, certain debt arrangements require the maintenance of ratios and contain restrictive financial covenants that could limit our ability, and the ability of our subsidiaries, to pay dividends. The Board of Directors did not declare cash dividends on our common stock during the years ended December 31, 2013 and 2012. We do not expect to declare or pay any cash dividends on our common stock in the foreseeable future.

Recent Sale of Unregistered Securities

           On December 23, 2013, pursuant to the terms of the Settlement Agreement with Citigroup Global Market, Inc. ("Citigroup"), the Company issued to Citigroup an additional 100,000 shares of common stock, and on January 15, 2014, the Company made its final installment with the issuance to Citigroup of 75,000 shares of common stock. The issuances of the shares were made in reliance upon the exemption from registration under Section 3(a)(10) of the Securities Act of 1933, as amended. As previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, on December 20, 2012, the Company entered into a Settlement Agreement with Citigroup regarding a lawsuit initially filed on May 26, 2011 in the U.S. District Court of Central District of California. Pursuant to the Settlement Agreement, the Company agreed to pay Citigroup an aggregate of $3.1 million within a 12 month period. On January 24, 2013, the court approved the Settlement Agreement, which included the issuance of shares of the Company's common stock. As previously reported in the Company's Form 10-Q filings for the periods ended March 31, and June 30, 2013, the Company previously issued to Citigroup 84,942 shares on January 30, 2013 and 100,000 shares on June 26, 2013.

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

Market Conditions

           In 2013, the economy experienced moderate growth with improved labor market conditions, increased household spending and further strengthening in many housing markets. Housing markets in the United States in general continued the rebound which began in the second half of 2012 with overall home prices moving higher as demand increased and the supply of homes for sale declined. However, the rise in housing prices has begun to slow. Rising mortgage rates are tempering demand, which is holding down prices. According to the National Association of Realtors, pending home sales fell in September to their lowest levels since December 2012.

           Long-term interest rates began to rise during 2013, in part out of concern that the Federal Reserve would begin to slow its quantitative easing program if the economy continued to strengthen. While these concerns subsided to a certain extent in September when the Federal Reserve announced its bond buying program would continue at then current levels to support the slow growing economy, they resurfaced again towards the end of the year due to continuing improvements in economic growth and a stronger than expected November jobs report. That led to the Federal Reserve announcing in mid-December that it would reduce its bond buying stimulus program beginning in January 2014. As part of this announcement, Federal Reserve policy makers also strengthened their statement on short-term interest rates indicating that they would remain at near zero "well past" the time the unemployment rate falls below 6.5%.

           With the aforementioned rise in mortgage loan interest rates during 2013, origination of mortgage loans, in particular refinance activity, has substantially declined across the mortgage lending industry. Financial firms are cutting tens of thousands of jobs because of a slowdown in the mortgage business, the sluggish economy, the growth of online banking and new regulations. Many of the recent job losses stem from the rise in interest rates and resulting decline in mortgage refinancing activity. The Mortgage Bankers Association estimates mortgage originations to drop 36% to $1.12 trillion in 2014 with the largest drop associated with refinancing volume, which they project to drop 60% to $440 billion in 2014.

Selected Financial Results for 2013

           After a year of significant expansion of our lending platform in 2012, 2013 was a challenging year. Although lending volume slightly increased in 2013 to $2.5 billion as compared to $2.4 billion in 2012, margin compression, an increase in interest rates, increase in lending compliance efforts and the roll out of our new LOS system resulted in a very challenging year for us.

           With the economic conditions experienced in the last few years, the Federal Reserve has attempted to keep interest rates low to spur economic growth. The resulting historically low interest rate environment drove significant refinance volumes in 2012. As interest rates began to rise in May 2013, we saw the refinance volumes decline significantly. With the increase in rates, our lending volumes in the latter part of 2013 were lower than what we anticipated resulting in a net loss for the mortgage lending segment.

Status of Operations

           Today, we have three primary operating segments: Mortgage Lending, Real Estate Services and Long-Term Mortgage Portfolio. Unallocated corporate and other administrative costs, including the cost associated with being a public company, are presented in Corporate. Segment operating results are as follows:

	For the year ended December 31,
	2013		2012
	Net earnings (loss)	Diluted EPS	Net earnings (loss)	Diluted EPS
Mortgage Lending (1)	$(1,237)	$(0.14)	$17,612	$2.23
Real Estate Services	13,250	1.51	12,581	1.59
Long-term Mortgage Portfolio	(4,251)	(0.49)	(3,727)	(0.47)
Corporate	(13,940)	(1.59)	(13,048)	(1.65)

Continuing Operations	$(6,178)	$(0.71)	$13,418	$1.70
Income tax (benefit) expense from continuing operations	(1,031)	(0.12)	1,244	$0.16

Continuing Operations, net of tax	$(5,147)	$(0.59)	$12,174	$1.54
Discontinued Operations, net of tax	(3,037)	(0.35)	(15,549)	(1.96)

Net loss attributable to IMH	$(8,184)	$(0.94)	$(3,375)	$(0.42)

(1)
Includes net earnings attributable to noncontrolling interest.

Mortgage Lending

           The decrease in net earnings in the mortgage lending segment during 2013 as compared to 2012 was due to margin compression, an increase in interest rates reducing volumes, an increase in lending compliance efforts and certain costs associated with the roll out of our new LOS system. Gain on sale margins continued to compress in 2013 creating challenges for the mortgage banking industry. During the second quarter, we had maintained excess lending operating capacity for an anticipated increase in volumes, but with the unexpected increase in interest rates in May 2013, lending volumes declined. With excess operational capacity and an increase in compliance costs due to new mortgage lending regulations, we experienced higher operational costs. In response to the reduced production volumes and revenues, we have taken steps to align the operating expenses with reduced lending volumes and revenues. Furthermore, we took advantage of an opportunity to reduce our retail branch lending operations by shifting our focus to wholesale, correspondent and a centralized retail call center. Additionally, we have consolidated our lending operations to one primary fulfillment center in Irvine, California.

           During 2013, we continued to increase the mortgage servicing portfolio which has increased to $3.1 billion as of December 31, 2013 and produced net servicing fees of $4.2 million in 2013 as compared to $1.2 million in 2012. The estimated fair value of mortgage servicing rights increased to $36.0 million at December 31, 2013, as compared to $10.7 million at December 31, 2012.

	For the year ended December 31,
(in millions)	2013	2012	% Change
Originations	$2,548.4	$2,419.7	5%
Servicing Portfolio	3,128.6	1,492.1	110%

           During 2013, our warehouse borrowing capacity increased from $217.5 million to $265.0 million. At December 31, 2013, we had four warehouse lender relationships, including one relationship with a major national financial institution. During the first quarter of 2014, we obtained approvals for an additional $25.0 million in total warehouse capacity.

           During the third quarter of 2013, we announced that our warehouse lending business was operational. Our warehouse lending group offers funding facilities to approved lenders. Our initial focus will be smaller mortgage bankers and credit unions, including some of our current correspondent customers. Offering warehouse lending provides added value for our correspondent customers, which we believe will increase the capture rate from our currently approved customers and increase volumes in our correspondent channel. In the first quarter of 2014, we are launching our new emerging banker warehouse lending program.

           Our loan products primarily include conventional loans for Fannie Mae and Freddie Mac and government loans insured by FHA, VA and USDA.

Originations by Loan Type:

	For the year ended December 31,
(in millions)	2013	2012	% Change
Government (1)	$731.4	$703.7	4%
Conventional (2)	1,788.0	1,653.2	8%
Other	29.0	62.8	-54%

Total originations	$2,548.4	$2,419.7	5%
Weighted Average FICO (3)	726	729
Weighted Average LTV (4)	84.1%	86.5%
Weighted Average Coupon	4.04%	3.83%
Average Loan Size	$220,526	$230,621

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

           We have enhanced our product offering to include more loan products less sensitive to changing interest rates, including FHA 203(k), a home improvement loan that provides the borrower funds to make renovations, reverse mortgages, intermediate Adjustable Rate Mortgages and GSE and government sponsored loan programs such as Home Affordable Refinance Program (HARP) loans which help timely paying borrowers to refinance into a loan with a lower interest rate despite the loan balance being greater than the estimated fair value of their home. We believe that these loan products will prepay at a slower rate as compared to other products. By retaining these loan products in our servicing portfolio, we expect to maintain a less volatile mortgage servicing portfolio.

           In 2013, we attempted to improve the mix of purchase-money transactions as we believe it will create better opportunities to increase our origination market share in a decreasing refinance market. The primary reason for the increase in purchase money transactions in 2013 was aligning ourselves with customers that were purchase transaction centric in their lead generation strategies and ability to offer a better customer service experience through our sales and operations.

	For the year ended December 31,
(in millions)	2013	%	2012	%
Originations by Purpose:
Refinance	$1,510.3	59%	$1,674.4	69%
Purchase	1,038.1	41%	745.3	31%

Total originations	$2,548.4	100%	$2,419.7	100%

           In 2013, our mortgage lending channel that experienced the largest percentage of growth was our correspondent channel.

	For the year ended December 31,
(in millions)	2013	%	2012	%
Originations by Channel:
Wholesale	$971.2	38%	$1,293.2	53%
Retail	709.4	28%	735.3	30%
Correspondent	867.8	34%	391.2	17%

Total originations	$2,548.4	100%	$2,419.7	100%

           During 2013, we had 33 retail branches where our loan officers worked directly with consumers to provide mortgage financing and with real estate brokers to provide financing for the purchase of homes. As previously discussed, in the fourth quarter of 2013, we sold the retail branches and consolidated the lending fulfillment centers in an effort to consolidate costs, streamline our operations and focus on expanding lending volumes in our wholesale, correspondent and retail call center consumer direct channels. As of December 31, 2013, we have approximately 595 approved wholesale relationships with mortgage brokerage companies and are approved to lend in 40 states. We have approximately 151 approved correspondent relationships with banks, credit unions and mortgage companies and are approved to lend in 48 states.

           During 2013, the mortgage servicing portfolio increased to $3.1 billion as compared to $1.5 billion at the end of 2012. We earn servicing fees, net of sub-servicer costs from our mortgage servicing portfolio. The servicing portfolio generated gross servicing fees of $6.8 million, and $3.0 million in 2013 and 2012, respectively.

           The following table includes information about our mortgage servicing portfolio:

(in millions)	At December 31, 2013	% 60+ days delinquent	At December 31, 2012	% 60+ days delinquent
Fannie Mae	$1,520.2	0.17%	$622.4	0.00%
Freddie Mac	317.2	0.38%	100.4	0.00%
Ginnie Mae	1,203.5	1.28%	655.6	0.71%

Total owned servicing portfolio	$3,040.9	0.63%	$1,378.4	0.34%
Acquired Portfolio (1)	87.7	9.26%	113.7	10.48%

Total servicing portfolio	$3,128.6	0.87%	$1,492.1	1.11%
Number of loans	16,040		11,352
Weighted average FICO	728		743
Weighted average LTV	84.9%		86.1%
Weighted average Coupon	4.08%		3.86%
Avg. Loan size (in thousands)	$195.1		$191.8

(1)
Represents servicing portfolio acquired in 2010 acquisition of AmeriHome

           We also believe that there are other opportunities that exist in today's mortgage and lending markets. Depending on the amount of capital we have available, either internally generated or otherwise, we are considering pursuing opportunities to begin originating small balance multifamily loans, originating, pooling and securitizing jumbo mortgage loans and offering warehouse lines to small banks, credit unions and mortgage banking firms as we did in the past.

           In response to the lower volumes and the current compliance landscape, we are exploring opportunities to provide mortgage products and services to meet the needs of our customers and borrowers. We believe there is an underserved mortgage market for a borrower with good credit who does not meet the new guidelines of a Qualified Mortgage (QM). In our opinion, as the demand for a non QM product grows and the investor appetite increases, non QM mortgages will be in more demand. In addition, the origination for home equity lines of credit (HELOC) loans is increasing creating another new product opportunity for lenders like us. Furthermore, with the excess warehouse capacity in today's market, we are seeking ways to utilize our re-warehousing business to partner with wholesale brokers and correspondent sellers to expand volumes and better serve customers and the borrowers. We are currently in discussions with parties interested in funding and investing in these types of products and services that could create an opportunity for re-emergence of a liquid private securitization market.

Real Estate Services

           We provide portfolio loss mitigation and real estate services including real estate owned (REO) surveillance and disposition services, default surveillance and loss recovery services, short sale and real estate brokerage services, portfolio monitoring and reporting services. The source of revenue for this segment is primarily from the long-term mortgage portfolio, along with a small number of third party clients as well.

           The real estate services segments continues to earn consistent profits and posted net earnings of $13.3 million for the year ended December 31, 2013, as compared to $12.6 million for the same period in

2012. In a continuing effort to leverage our platform beyond mortgage lending, our real estate services segment has expanded by offering its loss mitigation services beyond our own legacy portfolio. We have recently established relationships with third-parties to perform mortgage insurance recovery services. In addition, we are in the final stages of solidifying an arrangement to provide title remediation for a third-party.

Long-Term Mortgage Portfolio

           The long-term mortgage portfolio primarily includes the residual interests in securitizations, master servicing rights from the securitizations and long-term debt.

           Although we have seen some stabilization and improvement in defaults, the portfolio continues to suffer losses and may continue for the foreseeable future until we see a significant prolonged decline in the number of foreclosure properties in the market.

           At December 31, 2013, our residual interest in securitizations (represented by the difference between total trust assets and total trust liabilities) decreased to $10.6 million, compared to $15.9 million at December 31, 2012. The decrease in residual fair value in 2013 was primarily due to $6.8 million in cash received and a decrease in fair value related to write-downs of REO and changes in assumptions associated with defaults and severities, offset by an increase in fair value related to net interest income accretion.

           For additional information regarding the long-term mortgage portfolio refer to Financial Condition and Results of Operations below.

Corporate

           The corporate segment includes all corporate services groups, public company costs, unused office space for future growth as well as debt expense related to the Convertible Notes and capital leases. This corporate services group supports all operating segments. A portion of the corporate services costs are allocated to the operating segments. The costs associated with being a public company, unused space for growth as well as the interest expense related to the Convertible Notes and capital leases is not allocated to our other segments and remains in this segment.

           For additional information regarding the corporate segment refer to Results of Operations by Business Segment below.

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

           Mortgage servicing rights—We elected to carry all of our mortgage servicing rights arising from our mortgage lending operation at fair value. The fair value of mortgage servicing rights is based upon a discounted cash flow model. The valuation model incorporates assumptions that market participants would use in estimating the fair value of servicing. These assumptions include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, prepayment and late fees, among other considerations.

           Derivative financial instruments—We utilize certain derivative instruments in the ordinary course of our business to manage our exposure to changes in interest rates. These derivative instruments include forward sales of MBS and forward loan sale commitments (Hedging Instruments). We also issue IRLCs to borrowers in connection with single family mortgage loan originations. We recognize all derivative instruments at fair value. The estimated fair value of IRLCs are based on underlying loan types with similar characteristics using the TBA MBS market, which is actively quoted and easily validated through external sources. The data inputs used in this valuation include, but are not limited to, loan type, underlying loan amount, note rate, loan program, and expected sale date of the loan, adjusted for current market conditions. These valuations are adjusted at the loan level to consider the servicing release premium and loan pricing adjustments specific to each loan. For all IRLCs, the base value is then adjusted for the anticipated Pull-through Rate. The fair value of the Hedging Instruments is based on the actively quoted TBA MBS market using observable inputs related to characteristics of the underlying MBS stratified by product, coupon and settlement date and are recorded in other liabilities in the consolidated balance sheet. The initial and subsequent changes in value of IRLCs and forward sale commitments are a component of gain on sale of loans, net in the consolidated statements of operations.

           Long-term debt—Long-term debt (consisting of trust preferred securities and junior subordinated notes) is reported at fair value within the long-term mortgage portfolio. These securities are measured based upon an analysis prepared by management, which considers the Company's own credit risk, including settlements with trust preferred debt holders and discounted cash flow analysis. Unrealized gains and losses are recognized in earnings in the accompanying consolidated statements of operations as change in fair value of long-term debt. Our estimate of the fair value of the long-term debt requires us to exercise significant judgment as to the timing and amount of the future obligation. Changes in assumptions resulting from changes in the Company's own credit risk profile will affect the estimated fair value of the long-term debt and those changes are recorded as a component of net earnings. A change in assumptions associated with the improvement in the Company's own credit risk profile could result in a significant increase in the estimated fair value of the long-term debt which would result in a significant charge to net earnings.

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

Interest Income and Interest Expense

           Interest income on securitized mortgage collateral and interest expense on securitized mortgage borrowings are recorded using the effective interest method for the period based on the previous quarter-end's estimated fair value. Interest expense on long-term debt is recorded using the effective interest method based on estimated future interest rates and cash flows.

 Financial Condition and Results of Operations

Financial Condition

As of December 31, 2013 compared to December 31, 2012

           The following table shows the condensed consolidated balance sheets for the following periods:

	December 31, 2013	December 31, 2012	Increase (Decrease)	% Change
Cash	$9,969	$12,711	$(2,742)	(22)%
Restricted cash	1,467	3,230	(1,763)	(55)
Mortgage loans held-for-sale	129,191	118,786	10,405	9
Mortgage servicing rights	35,981	10,703	25,278	236
Securitized mortgage trust assets	5,513,166	5,810,506	(297,340)	(5)
Other assets (2)	28,551	30,652	(2,101)	(7)

Total assets	$5,718,325	$5,986,588	$(268,263)	(4)%

Warehouse borrowings	$119,634	$107,604	$12,030	11%
Convertible notes	20,000	—	20,000	n/a
Notes payable	—	3,451	(3,451)	(100)
Long-term debt ($71,120 par)	15,871	12,731	3,140	25
Repurchase reserve (1)	9,478	10,562	(1,084)	(10)
Securitized mortgage trust liabilities	5,502,585	5,794,656	(292,071)	(5)
Other liabilities (2)	24,886	27,741	(2,855)	(10)

Total liabilities	5,692,454	5,956,745	(264,291)	(4)
Total IMH stockholders' equity	25,871	28,960	(3,089)	(11)
Noncontrolling interest	—	883	(883)	(100)

Total equity	25,871	29,843	(3,972)	(13)

Total liabilities and stockholders' equity	$5,718,325	$5,986,588	$(268,263)	(4)%

(1)
$5.5 million and $8.2 million of the repurchase reserve is included within discontinued operations at December 31, 2013 and 2012, respectively.
(2)
Included within other assets and liabilities are the assets and liabilities of the discontinued operations.

           At December 31, 2013 and 2012, net trust assets and liabilities were as follows:

	December 31, 2013	December 31, 2012	Increase (Decrease)	% Change
Total trust assets	$5,513,166	$5,810,506	$(297,340)	(5)%
Total trust liabilities	5,502,585	5,794,656	(292,071)	(5)

Residual interests in securitizations	$10,581	$15,850	$(5,269)	(33)%

           At December 31, 2013, cash decreased to $10.0 million from $12.7 million at December 31, 2012. The primary sources of cash between periods were $20.0 million from the issuance of the Convertible Notes, $62.1 million in fees generated from the mortgage lending operations and real estate services (net of non-cash fair value adjustments), $6.8 million from residual interests in securitizations and $3.0 million in borrowings on the line of credit. Offsetting the sources of cash were continuing operating expenses totaling $86.4 million (net of non-cash depreciation expense), payments on the notes payable of $3.7 million (including $1.5 million which came from the related reserve account), $1.0 million in interest payments on the Convertible Notes and settlements of repurchase requests associated with loans sold by the discontinued non-conforming mortgage operations of approximately $4.0 million.

           Since the consolidated and unconsolidated securitization trusts are nonrecourse to the Company, trust assets and liabilities have been netted to present our interest in these trusts more simply, which are considered the residual interests in securitizations. For unconsolidated securitizations the residual interests represent the fair value of investment securities available-for-sale. For consolidated securitizations, the residual interests are represented by the fair value of securitized mortgage collateral and real estate owned, offset by the fair value of securitized mortgage borrowings and net derivative liabilities. We receive cash flows from our residual interests in securitizations to the extent they are available after required distributions to bondholders and maintaining specified overcollateralization levels and other specified parameters (such as maximum delinquency and cumulative default) within the trusts. The estimated fair value of the residual interests, represented by the difference in the fair value of total trust assets and total trust liabilities, was $10.6 million at December 31, 2013, compared to $15.9 million at December 31, 2012. During 2013, we decreased the investor yield requirements for securitized mortgage borrowings as estimated bond prices have continued to improve and corresponding yields have decreased. The decrease in investor yield assumptions on securitized mortgage collateral and securitized mortgage borrowings resulted in an increase in the estimated fair value of these trust assets and liabilities.

           Mortgage loans held-for-sale increased $10.4 million to $129.2 million at December 31, 2013 as compared to $118.8 million at December 31, 2012. During 2013, we had $2.5 billion in originations and loan sales. As a normal course of our origination and sales cycle, loans held-for-sale at the end of any period are generally sold within one or two subsequent months.

           Mortgage servicing rights increased $25.3 million to $36.0 million at December 31, 2013 as compared to $10.7 million at December 31, 2012. The increase is due to an increase in our mortgage servicing portfolio from servicing retained loan sales of $2.4 billion during 2013, partially offset by the sale of servicing rights of $401.9 million during 2013. Additionally, the increase is due to a fair value adjustment of $6.5 million primarily due to the increase in interest rates since the middle of the second quarter of 2013. At December 31, 2013, we serviced $3.1 billion in unpaid principal balance (UPB) for others as compared to $1.5 billion at December 31, 2012.

           Warehouse borrowings increased $12.0 million to $119.6 million at December 31, 2013 as compared to $107.6 million at December 31, 2012. The increase is due to an increase in mortgage loans held-for-sale at year end. During 2013, we increased our total borrowing capacity to $265.0 million at December 31, 2013 as compared to $217.5 million at December 31, 2012 due to the expansion of our mortgage lending operations during the year.

           During 2013, the notes payable balance decreased by $3.5 million as we paid-off the note payable related to the structured debt agreement collateralized by the residual interests in securitizations. The residuals have been released back to us allowing the monthly cash flows from the residuals to be remitted directly to us.

           Repurchase reserve liability decreased to $9.5 million at December 31, 2013 as compared to $10.6 million at December 31, 2012. During 2013, we paid approximately $4.0 million to settle previous repurchase claims related to our discontinued operations. We recorded $1.3 million in provision for repurchases during 2013 as our discontinued operations received additional repurchase requests from Fannie Mae. At December 31, 2013, the repurchase reserve within discontinued operations was $5.5 million as compared to $8.2 million at December 31, 2012. Additionally, we have approximately $4.0 million in repurchase reserves related to the loans sold by the continuing mortgage lending operation since early 2011. We have received a minimal amount of repurchase requests for loans sold by the continuing mortgage lending operation.

           Book value per common share was $(2.88) as of December 31, 2013, as compared to $(2.59) as of December 31, 2012 (inclusive of the remaining $51.8 million of liquidation preference on our preferred stock).

           The changes in total assets and liabilities are primarily attributable to decreases in our trust assets and trust liabilities as summarized below.

	December 31, 2013	December 31, 2012	Increase (Decrease)	% Change
Securitized mortgage collateral	$5,494,152	$5,787,884	$(293,732)	(5)%
Other trust assets	19,014	22,622	(3,608)	(16)

Total trust assets	5,513,166	5,810,506	(297,340)	(5)
Securitized mortgage borrowings	$5,492,371	$5,777,456	$(285,085)	(5)%
Other trust liabilities	10,214	17,200	(6,986)	(41)

Total trust liabilities	5,502,585	5,794,656	(292,071)	(5)

Residual interests in securitizations	$10,581	$15,850	$(5,269)	(33)%

           We update our collateral assumptions quarterly based on recent delinquency, default, prepayment and loss experience. Additionally, we update the forward interest rates and investor yield (discount rate) assumptions based on information derived from market participants. During the year ended December 31, 2013, we decreased the investor yield requirements for certain securitized mortgage borrowings as estimated bond prices have continued to improve and corresponding yields have decreased. The decrease in investor yield assumptions on securitized mortgage collateral and securitized mortgage borrowings resulted in an increase in the value of these trust assets and liabilities. However, offsetting the increase was principal payments and liquidations of securitized mortgage collateral and securitized mortgage borrowings.

  •
  The estimated fair value of securitized mortgage collateral decreased $293.7 million during 2013, primarily due to reductions in principal from borrower payments and transfers of loans to REO for single-family and multi-family collateral, partially offset by an increase in fair value due to a reduction in investor yield requirements. Additionally, other trust assets decreased $3.6 million during 2013, primarily due to decreases in REO from liquidations of $45.7 million. Partially offsetting the decrease was $38.2 million in REO foreclosures and a $3.9 million increase in the net realizable value (NRV) of REO.

  •
  The estimated fair value of securitized mortgage borrowings decreased $285.1 million during 2013, primarily caused by reductions in principal balances from principal payments during the period for single-family and multi-family collateral, partially offset by an increase in fair value due to a reduction in investor yield requirements. The $7.0 million reduction in other trust liabilities during 2013 was primarily due to $6.3 million in derivative cash payments from the securitization trusts, and a $574 thousand decrease in derivative fair value resulting from changes in forward LIBOR interest rates.

           In previous years, we securitized mortgage loans by transferring originated and acquired residential single-family mortgage loans and multi-family commercial loans (the "transferred assets") into non-recourse bankruptcy remote trusts which in turn issued tranches of bonds to investors supported only by the cash flows of the transferred assets. Because the assets and liabilities in the securitizations are nonrecourse to us, the bondholders cannot look to us for repayment of their bonds in the event of a shortfall. These securitizations were structured to include interest rate derivatives. We retained the residual interest in each trust, and in most cases would perform the master servicing function. A trustee and servicer, unrelated to us, was named for each securitization. Cash flows from the loans (the loan payments as well as liquidation of foreclosed real estate properties) collected by the loan sub-servicer are remitted to us, the master servicer. The master servicer remits payments to the trustee who remits payments to the bondholders (investors). The sub-servicer collects loan payments and performs loss mitigation activities for defaulted loans. These activities include foreclosing on properties securing defaulted loans, which results in REO.

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

           To estimate fair value of the assets and liabilities within the securitization trusts each reporting period, management uses an industry standard valuation and analytical model that is updated monthly with current collateral, real estate, derivative, bond and cost (servicer, trustee, etc.) information for each securitization trust. We employ an internal process to validate the accuracy of the model as well as the data within this model. Forecasted assumptions sometimes referred to as "curves," for defaults, loss severity, interest rates (LIBOR) and prepayments are inputted into the valuation model for each securitization trust. We hire third-party market participants to provide forecasted curves for the aforementioned assumptions for each of the securitizations. Before inputting this information into the model, management employs a process to qualitatively and quantitatively review the assumption curves for reasonableness using other information gathered from the mortgage and real estate market (i.e., third party home price indices, published industry reports discussing regional mortgage and commercial loan performance and delinquency) as well as actual default and foreclosure information for each trust from the respective trustees.

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

           To determine the discount rates to apply to these cash flows, we gather information from the bond pricing services and other market participants regarding estimated investor required yields for each bond tranche. Based on that information and the collateral type and vintage, we determine an acceptable range of expected yields an investor would require including an appropriate risk premium for each bond tranche. We use the blended yield of the bond tranches together with the residual interests to determine an appropriate yield for the securitized mortgage collateral in each securitization (after taking into consideration any derivatives in the securitization). During 2013 and 2012, based on the trend of improving bond prices and declining yields, we adjusted the acceptable range of expected yields for some of our earlier vintage securitizations.

           The following table presents changes in the trust assets and trust liabilities for the year ended December 31, 2013:

	TRUST ASSETS						TRUST LIABILITIES
	Level 3 Recurring Fair Value Measurements
				NRV (1)			Level 3 Recurring Fair Value Measurements
	Investment securities available-for- sale
		Securitized mortgage collateral	Derivative assets	Real estate owned	Total trust assets		Securitized mortgage borrowings	Derivative liabilities	Total trust liabilities	Net trust assets
Recorded book value at 12/31/2012	$110	$5,787,884	$37	$22,475	$5,810,506		$(5,777,456)	$(17,200)	$(5,794,656)	$15,850
Total gains/(losses) included in earnings:
Interest income	34	31,562	-	-	31,596		-	-	-	31,596
Interest expense	-	-	-	-	-		(244,796)	-	(244,796)	(244,796)
Change in FV of net trust assets, excluding REO	36	452,084	-	-	452,120	(2)	(465,189)	574	(464,615) (2)	(12,495)
Gains from REO—not at FV but at NRV	-	-	-	8,817	8,817	(2)	-	-	-	8,817

Total gains (losses) included in earnings	70	483,646	-	8,817	492,533		(709,985)	574	(709,411)	(216,878)
Transfers in and/or out of level 3	-	-	-	-	-		-	-	-	-
Purchases, issuances and settlements	(72)	(777,378)	(37)	(12,386)	(789,873)		995,070	6,412	1,001,482	211,609

Recorded book value at 12/31/2013	$108	$5,494,152	$-	$18,906	$5,513,166		$(5,492,371)	$(10,214)	$(5,502,585)	$10,581

(1)
Accounted for at net realizable value.
(2)
Represents non-interest income-net trust assets in the consolidated statements of operations for the year ended December 31, 2013.

           Inclusive of gains from REO, total trust assets above reflect a net gain of $460.9 million as a result of an increase in fair value of securitized mortgage collateral of $452.1 million, gains from REO of $8.8 million and increases from other trust assets of $36 thousand. Net losses on trust liabilities were $464.6 million as a result of $465.2 million in losses from the increase in fair value of securitized mortgage borrowings, partially offset by gains from derivative liabilities of $574 thousand. As a result, non-interest income—net trust assets totaled a loss of $3.7 million for the year ended December 31, 2013.

           The table below reflects the net trust assets as a percentage of total trust assets (residual interests in securitizations):

	December 31,
	2013	2012
Net trust assets	$10,581	$15,850
Total trust assets	5,513,166	5,810,506
Net trust assets as a percentage of total trust assets	0.19%	0.27%

           For the year ended December 31, 2013, the estimated fair value of the net trust assets slightly declined as a percentage of total trust assets. The decrease was primarily due to the cash received from residual interests (net trust assets).

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

           The following tables present the estimated fair value of our residual interests, including investment securities available for sale, by securitization vintage year and other related assumptions used to derive these values at December 31, 2013 and December 31, 2012:

	Estimated Fair Value of Residual Interests by Vintage Year at December 31, 2013			Estimated Fair Value of Residual Interests by Vintage Year at December 31, 2012
Origination Year	SF	MF	Total	SF	MF	Total
2002-2003 (1)	$5,761	$2,184	$7,945	$11,680	$3,144	$14,824
2004	462	2,099	2,561	58	881	939
2005 (2)	-	75	75	-	87	87
2006 (2)	-	-	-	-	-	-
2007 (2)	-	-	-	-	-	-

Total	$6,223	$4,358	$10,581	$11,738	$4,112	$15,850

Weighted avg. prepayment rate	2.7%	12.6%	3.6%	1.9%	8.3%	2.6%
Weighted avg. discount rate	25.4%	20.2%	23.2%	25.0%	20.2%	23.8%

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

           The table below reflects the estimated future credit losses and investor yield requirements for trust assets by product (SF and MF) and securitization vintage at December 31, 2013:

	Estimated Future Losses (1)			Investor Yield Requirement (2)
	SF	MF		SF	MF
2002-2003	10%	*	(3)	5%	9%
2004	17%	1%		5%	6%
2005	24%	2%		5%	5%
2006	42%	7%		6%	5%
2007	43%	2%		5%	5%

(1)
Estimated future losses derived by dividing future projected losses by unpaid principal balances at December 31, 2013.

(2)
Investor yield requirements represent our estimate of the yield third-party market participants would require to price our trust assets and liabilities given our prepayment, credit loss and forward interest rate assumptions.
(3)
Represents less than 1%.

           Despite the increase in housing prices from December 2012 through December 2013, housing prices are still at levels which has significantly reduced or eliminated equity for loans originated after 2003. Future loss estimates are significantly higher for mortgage loans included in securitization vintages after 2004 which reflect severe home price deterioration and defaults experienced with mortgages originated during these periods.

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

           Interest rate lock commitments and mortgage loans held-for-sale expose us to interest rate risk. The mortgage lending operations currently utilizes forward sold Fannie Mae and Ginnie Mae mortgage-backed securities to help mitigate changes in interest rates relating to its interest rate lock commitments and mortgage loans held-for-sale, however we do not hedge the interest rate risk associated with the mortgage servicing portfolio.

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

           We use derivative instruments to manage some of our interest rate risk in our long-term mortgage portfolio. However, we do not attempt to hedge interest rate risk completely. To help mitigate some of the exposure to the effect of changing interest rates on cash flows on securitized mortgage borrowings, we utilize derivative instruments primarily in the form of interest rate swap agreements (swaps) and, to a lesser extent, interest rate cap agreements (caps) and interest rate floor agreements (floors). These derivative instruments are recorded at fair value in the consolidated balance sheets. For non-exchange traded contracts, fair value is based on the amounts that would be required to settle the positions with the related counterparties as of the valuation date. Valuations of derivative assets and liabilities are based on observable market inputs, if available. To the extent observable market inputs are not available, fair value measurements include our judgment about future cash flows, forward interest rates and certain other factors, including counterparty risk. Additionally, these values also take into account our own credit standing, to the extent applicable; thus, the valuation of the derivative instrument includes the estimated value of the net credit differential between the counterparties to the derivative contract.

           At December 31, 2013, derivative liabilities were $10.2 million and reflect the securitization trust's liability to pay third-party counterparties based on the estimated value to settle the derivative instruments. Cash payments on these derivative instruments are based on notional amounts that are decreasing over time. Excluding the effects of other factors such as portfolio delinquency and loss severities within the securitization trusts, as the notional amount of these derivative instruments decrease over time, payments to counterparties in the current interest rate environment are reduced, thereby potentially increasing cash flows on our residual interests in securitizations. Conversely, increases in interest rates from current levels could potentially reduce overall cash flows on our residual interests in securitizations. Since our consolidated and unconsolidated securitization trusts are nonrecourse to us, our economic risk is limited to our residual interests in these securitization trusts.

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

           We maintain a reserve for losses on loans repurchased or indemnified as a result of breaches of representations and warranties on our sold loans. Our estimate is based on our most recent data regarding loan repurchases and indemnity payments, actual losses on repurchased loans, and recovery history, among other factors. Our assumptions are affected by factors both internal and external in nature. Internal factors include, among other things, level of loan sales, the expectation of credit loss on repurchases and indemnifications, our success rate at appealing repurchase demands and our ability to recover any losses from third parties. External factors that may affect our estimate includes, among other things, the overall economic condition in the housing market, the economic condition of borrowers, the political environment at investor agencies and the overall U.S. and world economy. Many of the factors are beyond our control and may lead to judgments that are susceptible to change.

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

           Prepayment speed is a measurement of how quickly UPB is reduced. Items reducing UPB include normal monthly loan principal payments, loan refinancings, voluntary property sales and involuntary property sales such as foreclosures or short sales. Prepayment speed impacts future servicing fees, fair value of mortgage servicing rights and float income. When prepayment speed increases, our servicing fees decrease faster than projected due to the shortened life of a portfolio. Faster prepayment speeds will cause our mortgage servicing rights fair value to decrease.

  Liquidity Risk

           We are exposed to liquidity risks relating to our ongoing mortgage lending operations. We primarily fund our mortgage lending originations through warehouse facilities with third-party lenders. We primarily use facilities with national and regional banks. The warehouse facilities are secured by and used to fund single-family residential mortgage loans. In addition, the warehouse lenders require cash to be posted as additional collateral to secure the borrowings. In order to mitigate the liquidity risk associated with warehouse borrowings, we attempt to sell our mortgage loans within 10-15 days from acquisition or origination.

  Long-Term Portfolio Credit Quality

           We use the Mortgage Bankers Association (MBA) method to define delinquency as a contractually required payment being 30 or more days past due. We measure delinquencies from the date of the last payment due date in which a payment was received. Delinquencies for loans 60 days late or greater, foreclosures and delinquent bankruptcies were $1.7 billion or 22.4% of the long-term mortgage portfolio as of December 31, 2013, as compared to $2.0 billion or 22.8% as of December 31, 2012.

           The following table summarizes the unpaid principal balances of loans in our mortgage portfolio, included in securitized mortgage collateral, mortgage loans held-for-investment and mortgage loans held-for-sale for continuing and discontinued operations combined, that were 60 or more days delinquent (utilizing the MBA method) as of the periods indicated:

	December 31, 2013	Total Collateral %	December 31, 2012	Total Collateral %
Mortgage loans held-for-sale and investment
60 - 89 days delinquent	$-	*	$-	*
90 or more days delinquent	-	*	-	*
Foreclosures (1)	-	*	366	*

Total 60+ days delinquent mortgage loans held-for-sale and investment (2)	-	*	366	*

Securitized mortgage collateral
60 - 89 days delinquent	$180,002	2.4%	$180,260	2.1%
90 or more days delinquent	580,318	7.6%	649,800	7.4%
Foreclosures (1)	605,201	7.9%	790,293	9.0%
Delinquent bankruptcies (3)	340,102	4.5%	370,827	4.2%

Total 60+ days delinquent long-term mortgage portfolio	1,705,623	22.4%	1,991,180	22.8%

Total 60 or more days delinquent	$1,705,623	22.4%	$1,991,546	22.8%

Total collateral	$7,610,999	100%	$8,735,991	100%

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

	December 31, 2013	Total Collateral %	December 31, 2012	Total Collateral %
90 or more days delinquent, foreclosures and delinquent bankruptcies	$1,525,621	20.0%	$1,811,286	20.7%
Real estate owned	18,921	0.3%	22,511	0.3%

Total non-performing assets	$1,544,542	20.3%	$1,833,797	21.0%

           Non-performing assets consist of non-performing loans (mortgages that are 90 or more days delinquent, including loans in foreclosure and delinquent bankruptcies) plus REO. It is the Company's policy to place a mortgage on nonaccrual status when it becomes 90 days delinquent and to reverse from revenue any accrued interest, except for interest income on securitized mortgage collateral when the scheduled payment is received from the servicer. The servicers are required to advance principal and interest on loans within the securitization trusts to the extent the advances are considered recoverable. IFC, a subsidiary of IMH and master servicer, may be required to advance funds, or in most cases cause the loan servicers to advance funds, to cover principal and interest payments not received from borrowers depending on the status of their mortgages. As of December 31, 2013, non-performing assets (unpaid principal balance of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) as a percentage of the total collateral was 20.3%. At December 31, 2012, non-performing assets to total collateral was 21.0%. Non-performing assets decreased by approximately $289.3 million at December 31, 2013 as compared to December 31, 2012. At December 31, 2013, the estimated fair value of non-performing assets (representing the fair value of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) was $536.8 million or 9.4% of total assets. At December 31, 2012, the estimated fair value of non-performing assets was $578.0 million or 9.7% of total assets.

           REO, which consists of residential real estate acquired in satisfaction of loans, is carried at the lower of cost or net realizable value less estimated selling costs. Adjustments to the loan carrying value required at the time of foreclosure are included in the change in the fair value of net trust assets. Changes in our estimates of net realizable value subsequent to the time of foreclosure and through the time of ultimate disposition are recorded as gains or losses from real estate owned in the consolidated statements of operations. REO, for continuing and discontinued operations, at December 31, 2013 decreased $3.6 million or 16% from December 31, 2012, as a result of liquidations and a decrease in foreclosures associated with foreclosure delays.

           We realized losses on the sale of REO in the amount of $35 thousand for 2013, compared to gains of $30 thousand for the comparable 2012 periods. Additionally, for the year ended December 31, 2013, we recorded an increase of the net realizable value of the REO in the amount of $8.8 million as compared a decrease of NRV (subsequent write-downs) of $13.3 million for the comparable 2012 period. Increases and write-downs of the net realizable value reflect increases or declines in value of the REO subsequent to foreclosure date, but prior to the date of sale.

           The following table presents the balances of the REO for continuing operations:

	December 31,
	2013	2012
REO	$23,601	$31,116
Impairment (1)	(4,680)	(8,605)

Ending balance	$18,921	$22,511

REO inside trusts	$18,906	$22,475
REO outside trusts	15	36

Total	$18,921	$22,511

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

 Results of Operations

For the year ended December 31, 2013 compared to the year ended December 31, 2012

	For the year ended December 31,
	2013	2012	Increase (Decrease)	% Change
Revenues	$86,483	$96,092	$(9,609)	(10)%
Expenses	(88,074)	(76,876)	(11,198)	(15)
Net interest (expense) income	(86)	1,819	(1,905)	(105)
Change in fair value of long-term debt	(687)	1,145	(1,832)	(160)
Change in fair value of net trust assets, including trust REO gains (losses)	(3,678)	(7,891)	4,213	53
Income tax benefit (expense) from continuing operations	1,031	(1,244)	2,275	183

Net (loss) earnings from continuing operations	(5,011)	13,045	(18,056)	(138)
Loss from discontinued operations, net	(3,037)	(15,549)	12,512	80

Net loss	(8,048)	(2,504)	(5,544)	(221)
Net earnings attributable to noncontrolling interest (1)	(136)	(871)	735	84

Net loss attributable to IMH	$(8,184)	$(3,375)	$(4,809)	(142)%

Loss per share available to common stockholders—basic and diluted	$(0.94)	$(0.42)	$(0.52)	(125)%

(1)
For the year ended December 31, 2013 and 2012, net earnings attributable to noncontrolling interest represents the portion of the earnings of AmeriHome Mortgage Corporation (a subsidiary of IRES) that we did not wholly-own, before we acquired 100% ownership of AmeriHome in 2013.

Revenues

	For the year ended December 31,
	2013	2012	Increase (Decrease)	% Change
Gain on sale of loans, net	$55,302	$72,719	$(17,417)	(24)%
Real estate services fees, net	19,370	21,218	(1,848)	(9)
Servicing income, net	4,240	1,198	3,042	254
Other revenues	7,571	957	6,614	691

Total revenues	$86,483	$96,092	$(9,609)	(10)%

           Gain on sale of loans, net.    For the year ended December 31, 2013, gain on sale of loans, net was $55.3 million or 2.17% compared to $72.7 million or 3.01% in the comparable 2012 period. The $17.4 million decrease is primarily related to a $44.2 million decrease in premiums received from the sale of mortgage loans and a $6.6 million decrease in mark-to-market gains on loans held-for-sale, partially offset by $26.3 million increase in realized and unrealized gains on derivative financial instruments, a $5.8 million increase in premiums from servicing retained loan sales and a $1.3 million decrease in net direct loan origination expenses. The decrease in gain on sale of loans, net was due to tighter lending spreads and gain on sale margins associated with $2.5 billion and $2.5 billion of loans originated and sold, respectively, during the year ended December 31, 2013, as compared to $2.4 billion and $2.3 billion of loans originated and sold, respectively, during the same period in 2012.

           Real estate services fees, net.    For the year ended December 31, 2013, real estate services fees, net were $19.4 million compared to $21.2 million in the comparable 2012 period. The $1.8 million decrease was primarily the result of the decline in loans and the balance of the long-term mortgage portfolio.

           Servicing income, net.    For the year ended December 31, 2013, servicing income, net was $4.2 million compared to $1.2 million in the comparable 2012 period. The increase in servicing income, net was primarily the result of the servicing portfolio increasing 120% to an average balance of $2.2 billion for the year ended December 31, 2013 as compared to an average balance of $1.0 billion for the same period in 2012. During 2013, we retained servicing rights on $2.4 billion in loan sales. Additionally, servicing income, net increased due to a reduction in loss mitigation costs. Servicing income, net includes certain loss mitigation costs associated with the acquired servicing portfolio from the 2010 acquisition of AmeriHome for defaulted loans, foreclosures and bankruptcies.

           Other revenues.    For the year ended December 31, 2013, other revenues were $7.6 million compared to $957 thousand in the comparable 2012 period. The increase in other revenues was the result of $6.5 million in mark-to-market gains on MSRs during 2013 as compared to mark-to-market losses of $600 thousand during the comparable 2012 period. The increase in mark-to-market adjustment on the MSRs is primarily the result of the increase in interest rates since the middle of the second quarter of 2013 resulting in slower prepayment speeds.

Expenses

	For the year ended December 31,
	2013	2012	Increase (Decrease)	% Change
Personnel expense	$62,883	$56,916	$5,967	10%
General, administrative and other	14,805	11,498	3,307	29
Occupancy expense	6,432	5,674	758	13
Legal and professional expense	3,954	2,788	1,166	42

Total expenses	$88,074	$76,876	$11,198	15%

           Total expenses were $88.1 million for the year ended December 31, 2013, compared to $76.9 million for the comparable period of 2012. Personnel expenses increased $6.0 million to $62.9 million during 2013 primarily attributable to an increase in salaries and other personnel related costs associated with the increase in average number of employees during 2013 as compared to 2012 associated with the mortgage lending operations. Loan origination volumes declined significantly in the latter half of 2013 as interest rates began to rise in May 2013. The increase in personnel expense was a result of excess personnel employed during the second half of 2013 as volumes declined.

           General, administrative and other expenses increased to $14.8 million for the year ended December 31, 2013, compared to $11.5 million for the same period in 2012. The $3.3 million increase was primarily related to marketing, insurance, licensing and other expenses attributable to the expansion of our mortgage lending platform.

           Legal and professional expense increased to $4.0 million for the year ended December 31, 2013, compared to $2.8 million for the same period in 2012. The $1.2 million increase was primarily related to legal costs associated with a non-operational $700 thousand legal settlement expense recorded during the first quarter of 2013.

Other Income (Expense)

	For the year ended December 31,
	2013	2012	Increase (Decrease)	% Change
Interest income	$310,391	$478,647	$(168,256)	(35)%
Interest expense	(310,477)	(476,828)	166,351	35
Change in fair value of long-term debt	(687)	1,145	(1,832)	(160)
Change in fair value of net trust assets, including trust REO gains (losses)	(3,678)	(7,891)	4,213	53

Total other expense	$(4,451)	$(4,927)	$476	10%

Net Interest (Expense) Income

           We earn net interest income primarily from mortgage assets which include securitized mortgage collateral, mortgage loans held-for-sale and investment securities available-for-sale, or collectively, "mortgage assets," and, to a lesser extent, interest income earned on cash and cash equivalents. Interest expense is primarily interest paid on borrowings secured by mortgage assets, which include securitized mortgage borrowings and warehouse borrowings and to a lesser extent, interest expense paid on long-term debt, Convertible Notes, notes payable and line of credit. Interest income and interest expense during the period primarily represents the effective yield, based on the fair value of the trust assets and liabilities.

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

	For the year ended December 31,
	2013			2012
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
ASSETS
Securitized mortgage collateral	$5,640,115	$305,837	5.42%	$5,595,769	$475,845	8.50%
Mortgage loans held-for-sale	116,701	4,482	3.84%	84,131	2,723	3.24%
Other	13,751	72	0.52%	5,072	79	1.56%

Total interest-earning assets	$5,770,567	$310,391	5.38%	$5,684,972	$478,647	8.42%

LIABILITIES
Securitized mortgage borrowings	$5,633,007	$300,606	5.34%	$5,592,676	$467,953	8.37%
Warehouse borrowings	111,335	4,472	4.02%	79,707	3,350	4.20%
Long-term debt	14,261	4,050	28.40%	12,136	3,929	32.37%
Convertible notes	13,534	1,046	7.73%	-	-	0.00%
Note payable	886	303	34.20%	5,768	1,596	27.67%

Total interest-bearing liabilities	$5,773,023	$310,477	5.38%	$5,690,287	$476,828	8.38%

Net Interest Spread (1)		$(86)	0.00%		$1,819	0.04%
Net Interest Margin (2)			0.00%			0.03%

(1)
Net interest spread is calculated by subtracting the weighted average yield on interest-bearing liabilities from the weighted average yield on interest-earning assets.
(2)
Net interest margin is calculated by dividing net interest spread by total average interest-earning assets.

           Net interest income spread decreased $1.9 million for the year ended December 31, 2013 primarily attributable to a decrease in net interest spread on the long-term mortgage portfolio due to increases in pricing and the corresponding reduction in investor yield requirements between periods on securitized mortgage collateral and securitized mortgage borrowings as well as a decrease in the balance of the long-term mortgage portfolio and an increase in interest expense associated with the issuance of the Convertible Notes during the second quarter of 2013. The decrease was partially offset by a decrease in interest expense on the note payable. As a result, net interest margin decreased from 0.03% for the year ended December 31, 2012 to 0.0% for the year ended December 31, 2013.

           During the year ended December 31, 2013, the yield on interest-earning assets decreased to 5.38% from 8.42% in the comparable 2012 period. The yield on interest-bearing liabilities decreased to 5.38% for the year ended December 31, 2013 from 8.38% for the comparable 2012 period. In connection with the fair value accounting for investment securities available-for-sale, securitized mortgage collateral and borrowings and long-term debt, interest income and interest expense is recognized using effective yields based on estimated fair values for these instruments. The decrease in yield for securitized mortgage collateral and securitized mortgage borrowings is primarily related to increased prices on mortgage-backed bonds which resulted in a decrease in yield. Bond prices received from pricing services and other market participants have increased over the past few quarters as investor's demand for mortgage-backed securities has increased. This has resulted in an increase in fair value for both securitized mortgage collateral and securitized mortgage borrowings. These increases in fair value have decreased the effective yields used for purposes of recognizing interest income and interest expense on these instruments.

Change in the fair value of long-term debt

           Change in the fair value of long-term debt was a loss of $687 thousand for the year ended December 31, 2013, compared to a gain of $1.1 million for the comparable 2012 period as a result of the increase in the estimated fair value of long-term debt. The increase in the estimated fair value of long-term debt was the result of an increase in forward LIBOR interest rates. Long-term debt (consisting of trust preferred securities and junior subordinated notes) is measured based upon an analysis prepared by the Company, which considers the Company's own credit risk, including consideration of settlements with trust preferred debt holders and discounted cash flow analyses.

Change in fair value of net trust assets, including trust REO gains (losses)

	For the year ended December 31,
	2013	2012
Change in fair value of net trust assets, excluding REO	$(12,495)	$5,335
Gains (losses) from REO	8,817	(13,226)

Change in fair value of net trust assets, including trust REO gains (losses)	$(3,678)	$(7,891)

           The change in fair value related to our net trust assets (residual interests in securitizations) was a loss of $3.7 million for the year ended December 31, 2013, compared to a loss of $7.9 million in the comparable 2012 period. The change in fair value of net trust assets, including REO was due to $12.5 million in losses from changes in fair value of securitized mortgage borrowings, securitized mortgage collateral and investment securities available-for-sale primarily associated with updating assumptions of increased collateral losses in the future and higher interest rates. Partially offsetting the loss was an $8.8 million increase in NRV of REO during the period attributed to lower expected loss severities on properties held in the long-term mortgage portfolio during the period.

           For the year ended December 31, 2012, the ($7.9) million change in fair value of net trust assets, including REO was due to $13.2 million in additional impairment write-downs during the period attributed to higher expected loss severities on properties held during the period. Partially offsetting the REO losses were changes in fair value of securitized mortgage collateral, securitized mortgage borrowings and investment securities available-for sale primarily related to a decrease in loss assumptions and a reduction in future interest rates.

Income Taxes

           In accordance with FASB ASC 810-10-45-8, we record a deferred charge representing the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH in prior years. The deferred charge is included in other assets in the consolidated balance sheets and impairments are recognized as a component of income tax expense in the consolidated statements of operations. We did not have any impairment of deferred charge in 2013.

           We recorded income tax (benefit) expense of $(1.0) million and $1.2 million for the years ended December 31, 2013 and 2012, respectively. The income tax benefit for 2013 is the result of the inclusion of AmeriHome in the IMH federal income tax return filing due to IMH's increased ownership of Amerihome during the first quarter of 2013. Additionally, federal alternative minimum tax was expensed during 2013. State income taxes are primarily from states where the Company does not have net operating loss carryforwards. The income tax expense for 2012 was the result of deferred income tax for Amerihome which was an unconsolidated tax subsidiary as well as state income taxes primarily from states where the Company does not have net operating loss carryforwards.

           We are subject to federal income taxes as a regular (Subchapter C) corporation and file a consolidated U.S. federal income tax return for qualifying subsidiaries.

           We have significant NOL carry-forwards from prior years. At December 31, 2013, we have recognized a full valuation allowance against these NOL carry-forwards in our consolidated balance sheets.

Results of Operations by Business Segment

Mortgage Lending

Condensed Statements of Operations Data

	For the year ended December 31,
	2013	2012	Increase (Decrease)	% Change
Gain on sale of loans, net	$55,302	$72,719	$(17,417)	(24)%
Servicing income, net	4,240	1,198	3,042	254
Other	6,758	(901)	7,659	850

Total revenues	66,300	73,016	(6,716)	(9)
Other income (expense)	4	(673)	677	101
Personnel expense	(53,618)	(45,080)	(8,538)	(19)
General, administrative and other	(13,787)	(8,780)	(5,007)	(57)

Net earnings before income taxes	$(1,101)	$18,483	$(19,584)	(106)%

           For the year ended December 31, 2013, gain on sale of loans, net were $55.3 million or 2.17% compared to $72.7 million or 3.01% in the comparable 2012 period. The $17.4 million decrease is primarily related to a $44.2 million decrease in premiums received from the sale of mortgage loans and a $6.6 million decrease in mark-to-market gains on loans held for sale, partially offset by a $26.3 million increase in realized and unrealized gains on derivative financial instruments, a $5.8 million increase in premiums from servicing retained loan sales and a $1.3 million decrease in net direct loan origination expenses. The decrease in gain on sale of loans, net was due to tighter lending spreads and gain on sale margins associated with $2.5 billion and $2.5 billion of loans originated and sold, respectively, during the year ended December 31, 2013, as compared to $2.4 billion and $2.3 billion of loans originated and sold, respectively, during the same period in 2012.

           For the year ended December 31, 2013, servicing income, net was $4.2 million compared to $1.2 million in the comparable 2012 period. The increase in servicing income, net was primarily the result of the servicing portfolio increasing 120% to an average balance of $2.2 billion for the year ended December 31, 2013 as compared to an average balance of $1.0 billion for the same period in 2012. During 2013, we retained servicing rights on $2.4 billion in loan sales. Additionally, servicing income, net increased due to a reduction in loss mitigation costs. Servicing income, net includes certain loss mitigation costs associated with the acquired servicing portfolio from the 2010 acquisition of AmeriHome for defaulted loans, foreclosures and bankruptcies.

           For the year ended December 31, 2013, other revenues were $6.8 million compared to ($901) thousand in the comparable 2012 period. The increase in other revenues was the result of $6.5 million in mark-to-market gains on MSRs during 2013 as compared to mark-to-market losses of $600 thousand during the comparable 2012 period. The increase in mark-to-market adjustment on the MSRs is primarily the result of the increase in interest rates since the middle of the second quarter of 2013. Additionally, for the year ended December 31, 2013, other revenue included a $77 thousand gain on the sale of MSRs as compared to a $(226) thousand loss on the sale of MSRs during the comparable 2012 period.

           For the year ended December 31, 2013 personnel expense increased to $53.6 million as compared to $45.1 million for the comparable 2012 period. The $8.5 million increase in personnel expense was primarily due to salaries and benefits cost associated with the increase in average employees to 456 during 2013 as compared to 343 in 2012. During the third and fourth quarter, we reduced operational staff in the mortgage lending segment due to a reduction in loan origination volume. Additionally, during the fourth quarter we centralized our retail originations and consolidated our lending fulfillment centers to further right size our lending platform for the current mortgage lending environment. We will continue to monitor our pipeline and staffing levels to maximize efficiencies and maintain service levels based upon origination volumes.

           The $5.0 million increase in general, administrative and other expense is primarily related to occupancy, professional fees and other costs incurred attributable to the expansion of our mortgage lending platform during the year. In addition, as we strive to increase brand awareness, increase purchase transactions and maximize other mortgage lead sources, we have incurred additional marketing costs. General, administrative and other expense also includes a non-operational $700 thousand legal settlement expense recorded during the first quarter of 2013.

Real Estate Services

	For the year ended December 31,
	2013	2012	Increase (Decrease)	% Change
Real estate services fees, net	$19,370	$21,218	$(1,848)	(9)%
Other income (expense)	19	27	(8)	(30)
Personnel expense	(5,317)	(7,291)	1,974	27
General, administrative and other	(822)	(1,373)	551	40

Net earnings before income taxes	$13,250	$12,581	$669	5%

           For the year ended December 31, 2013, real estate services fees, net were $19.4 million compared to $21.2 million in the comparable 2012 period. The $1.8 million decrease in real estate services fees, net was the result of a $840 thousand decrease in real estate services, a $649 thousand decrease in loss mitigation fees and a $360 thousand decrease in real estate and recovery fees.

           For the year ended December 31, 2013, personnel expense decreased to $5.3 million as compared to $7.3 million for the comparable 2012 period. The $2.0 million decrease is primarily related to a reduction in personnel associated with the decline in loans and balance of the long-term mortgage portfolio.

Long-Term Mortgage Portfolio

	For the year ended December 31,
	2013	2012	Increase (Decrease)	% Change
Other revenue	$833	$1,904	(1,071)	(56)%
Personnel expense	(1,014)	(799)	(215)	(27)
General, administrative and other	(699)	(581)	(118)	(20)

Total expenses	(1,713)	(1,380)	(333)	(24)
Net interest income	994	2,495	(1,501)	(60)
Change in fair value of long-term debt	(687)	1,145	(1,832)	(160)
Change in fair value of net trust assets, including trust REO losses	(3,678)	(7,891)	4,213	53

Total other income (expense)	(3,371)	(4,251)	880	21

Net loss before income taxes	$(4,251)	$(3,727)	$(524)	(14)%

           For the year ended December 31, 2013, other revenue totaled $833 thousand as compared to $1.9 million for the comparable 2012 period. The $1.1 million decrease is primarily due to a $1.4 million decrease in investment earnings and a $250 thousand reduction in master servicing revenue earned on the long-term mortgage portfolio. The decrease was partially offset by a $529 thousand reduction in loss on extinguishment of debt incurred during the year ended December 31, 2012.

           For the year ended December 31, 2013, personnel expense was $1.0 million as compared to $799 thousand for the comparable 2012 period. The $215 thousand increase in personnel expense was primarily due to an increase in allocated personnel expenses associated with ongoing activities in the long-term mortgage portfolio.

           For the year ended December 31, 2013, general, administrative and other expense increased to $699 thousand as compared to $581 thousand for the comparable 2012 period. The $118 thousand increase in general, administrative and other expense for the year ended December 31, 2013 is related to an increase in legal and professional fees associated with the long-term mortgage portfolio.

           For the year ended December 31, 2013, net interest income totaled $994 thousand as compared to $2.5 million for the comparable 2012 period. Net interest income decreased $1.5 million for the year ended December 31, 2013 primarily attributable to a $2.7 million decrease in net interest spread on the long-term mortgage portfolio due to increases in pricing and the corresponding reduction in investor yield requirements between periods on securitized mortgage collateral and securitized mortgage borrowings as well as a decrease in the balance of the long-term mortgage portfolio. Partially offsetting the decrease was a $1.2 million decrease in interest expense on the note payable. In April 2013, we fully satisfied the remaining scheduled payments on the note payable and the residuals listed as collateral were returned to us.

           Change in the fair value of long-term debt was a loss of $687 thousand for the year ended December 31, 2013, compared to a gain of $1.1 million for the comparable 2012 period. The increase in the estimated fair value of long-term debt was attributable to an increase in forward LIBOR interest rates.

           The change in fair value related to our net trust assets, including trust REO (residual interests in securitizations) was a loss of $3.7 million for the year ended December 31, 2013, compared to a loss of $7.9 million in the comparable 2012 period. The reduction in loss from change in fair value of net trust assets, including REO was due to changes in fair value of securitized mortgage borrowings of ($465.2) million, securitized mortgage collateral of $452.1 million, investment securities available-for-sale of $36 thousand and net derivative liabilities of $574 thousand primarily associated with updating assumptions for defaults, severities, prepayments and future increases in interest rates. Partially offsetting the loss was an $8.8 million increase in NRV of REO attributed to lower expected loss severities on properties held in the long-term mortgage portfolio during the period.

Corporate

	For the year ended December 31,
	2013	2012	Increase (Decrease)	% Change
Other revenue	$(20)	$(46)	26	57%
Personnel expense	(2,934)	(3,746)	812	22
General, administrative and other	(9,883)	(9,226)	(657)	(7)

Total expenses	(12,817)	(12,972)	155	1
Interest expense	(1,104)	(31)	(1,073)	(3461)
Other	1	1	—	0

Total other income (expense)	(1,103)	(30)	(1,073)	(3,577)

Net loss before income taxes	$(13,940)	$(13,048)	$(892)	(7)%

           For the year ended December 31, 2013, personnel expense was $2.9 million as compared to $3.7 million for the comparable 2012 period. The $812 thousand decrease in personnel expense was primarily due to an increase in allocated personnel expenses associated with the expansion of the mortgage lending segment throughout the year.

           For the year ended December 31, 2013, general, administrative and other expense increased to $9.9 million as compared to $9.2 million for the comparable 2012 period. The $657 thousand increase in general, administrative and other expense for the year ended December 31, 2013 is related to an increase in legal and professional fees and equipment expense associated with capitalized leases.

           For the year ended December 31, 2013, interest expense totaled $1.1 million as compared to $31 thousand for the comparable 2012 period. Interest expense increased $1.1 million for the year ended December 31, 2013 primarily attributable to a $1.0 million in interest expense on the $20.0 million Convertible Notes issued in April 2013. The remaining interest expense is attributable to the line of credit.

Discontinued Operations

	For the year ended December 31,
	2013	2012	Increase (Decrease)	% Change
Provision for repurchases	$(1,312)	$(5,713)	$4,401	77%
General, administrative and other	(1,725)	(9,836)	8,111	82

Net loss after income taxes	$(3,037)	$(15,549)	$12,512	80%

           Provision for repurchases decreased $4.4 million to a provision of $1.3 million for the year ended December 31, 2013, compared to a provision of $5.7 million for the same period in 2012. The decrease is the result of decreases in estimated repurchase losses during 2013 related to repurchase claims received from Fannie Mae as compared to the same period in 2012. During 2013, we paid approximately $4.0 million to settle previous repurchase claims related to our previously discontinued operations and such amount was charged against the reserve.

           For the year ended December 31, 2013, general, administrative and other expense decreased to $1.7 million as compared to $9.8 million for the comparable 2012 period. The decrease of $8.1 million between periods is primarily due to a decrease in legal settlement and professional expenses. During 2013, we accrued approximately $2.8 million in legal settlements for various matters pertaining to the discontinued non-conforming mortgage operations. Offsetting the legal settlement accrual was a $3.0 million recovery from a settlement of an insurance claim associated with previous litigation settlements. The insurance recovery settlement was reached in the third quarter of 2013. During 2012, we recorded a litigation settlement expense of $6.1 million within discontinued operations as a result of the settlement agreement reached on the Gilmor and Citigroup legacy lawsuits.

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

Sources of Liquidity

           Cash flows from our mortgage lending operations.    We receive loan fees from loan originations. Fee income consists of application and underwriting fees and fees on cancelled loans. These loan fees are offset by the related direct loan origination costs including broker fees related to our wholesale and correspondent channels. In addition, we generally recognize net interest income on loans held for sale from the date of origination through the date of disposition. During 2013, the borrowing rates on warehouse facilities exceeded loan note rates whereby we are experiencing net interest expense from the mortgage loans held-for-sale due to the recent interest rate environment creating a flat yield curve. We sell or securitize substantially all of the loans we originate in the secondary mortgage market, with servicing rights released or retained. Loans are sold on a whole loan basis by entering into sales transactions with third-party investors in which we receive a premium for the loan and related servicing rights, if applicable. The mortgage lending operations sold $2.5 billion of mortgages through whole loan sales and securitizations during 2013. Additionally, the mortgage lending operations enter into interest rate lock commitments (IRLCs) and utilize forward sold Fannie Mae and Ginnie Mae mortgage-backed securities (Hedging Instruments) to hedge interest rate risk. We may be subject to pair-off gains and losses associated with these hedging instruments. Since we rely significantly upon loan sales to generate cash proceeds to repay warehouse borrowings and to create credit availability, any disruption in our ability to complete sales may require us to utilize other sources of financing, which, if available at all, may be on less favorable terms. In addition, delays in the disposition of our mortgage loans increase our risk by exposing us to credit and interest rate risk for this extended period of time.

           We receive servicing income net of subservicing cost and other related servicing expenses from our mortgage servicing portfolio. During 2013, we grew our mortgage servicing portfolio to $3.1 billion at December 31, 2013, as compared to $1.5 billion at December 31, 2012. The growth in our mortgage servicing portfolio contributed to an increase in servicing income, net. Additionally, we occasionally generate liquidity through the sale of mortgage servicing rights.

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

  •
  unpaid interest shortfall;

  •
  basis risk shortfall; and

  •
  bond write-downs reinstated.

           During 2012 and continuing through April 2013, certain residuals were pledged as collateral for a note payable. Residual cash flows were used to make principal and interest payments (See further details below under Structured Debt Agreement.)

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

Uses of Liquidity

           Acquisition and origination of mortgage loans.    During 2013, the mortgage lending operations originated or acquired $2.5 billion of mortgage loans. Capital invested in mortgages is outstanding until we sell the loans, which is one of the reasons we attempt to sell within 10-15 days of acquisition or origination. Initial capital invested in mortgage loans includes premiums paid when mortgages are acquired and originated and our capital investment, or "haircut," required upon financing, which is generally determined by the type of collateral provided and the warehouse facility terms. The mortgage lending operations acquired and originated $2.5 billion of residential mortgages, which were financed with warehouse borrowings at a haircut generally between 2% to 10% of the outstanding principal balance of the mortgage loans. The haircuts are normally recovered from sales proceeds. In addition, warehouse lenders require cash to be posted as additional collateral for the facilities. At December 31, 2013, we had $1.1 million in restricted cash posted as additional collateral.

           Investment in Mortgage Servicing Rights.    As part of our business plan, we invest in mortgage servicing rights through the sale of mortgage loans on a servicing retained basis. During 2013, we capitalized $21.8 million in mortgage servicing rights from selling $2.4 billion in loans with servicing retained. Partially offsetting this investment was the sale of $3.0 million in servicing rights ($401.9 million of mortgage loans) from the servicing portfolio.

           Cash flows from financing facilities and other lending relationships.    We primarily fund our mortgage originations through warehouse facilities with third-party lenders which are primarily with national and regional banks. During 2013, the warehouse facilities borrowing capacity amounted to $265.0 million, of which $119.6 million was outstanding at December 31, 2013. The warehouse facilities are secured by and used to fund single-family residential mortgage loans until such loans are sold. The warehouse facilities have certain covenant tests which we are required to satisfy. At December 31, 2013, we were not in compliance with a warehouse covenant and we received a waiver. In order to mitigate the liquidity risk associated with warehouse borrowings, we attempt to sell our mortgage loans within 10-15 days from acquisition or origination. In addition to the warehouse facilities, we have borrowing capacity up to $4.0 million on a Line of Credit. There was a $3.0 million outstanding balance on the Line of Credit at December 31, 2013. During 2013, we raised additional capital with the issuance of $20.0 million in Convertible Notes.

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

           Investors have requested us to repurchase loans or to indemnify them against losses on certain loans which the investors believe either do not comply with applicable representations or warranties or defaulted shortly after its purchase. The Company records an estimated reserve for these losses at the time the loan is sold, and adjusts the reserve to reflect the estimated loss. During 2013, we paid approximately $4.0 million to settle previous repurchase claims related to our discontinued operations.

Financing Activities

           Structured Debt Agreement (Note Payable).    In February 2012, we refinanced the existing debt with the lender and entered into a new $7.5 million structured debt agreement (Note Payable) using eight of our residual interests (net trust assets) as collateral. We received proceeds of $7.0 million, net of the aforementioned payoff of $408 thousand and transaction costs of approximately $50 thousand. In April 2013, we fully satisfied the remaining scheduled payments on the Note Payable and hence, the residuals listed as collateral and monthly cash flows from the residuals are now remitted directly to us.

           Convertible Notes.    In April 2013, we raised $20.0 million from the issuance of Convertible Notes. The Convertible Notes accrue interest at a rate of 7.5% per annum to be paid quarterly and mature in April 2018. Note holders may convert all or a portion of the outstanding principal amount of the Convertible Notes to shares of IMH common stock at a rate of $10.875 per share, subject to adjustment for stock splits and dividends. We have the right to force a conversion if the stock price of IMH common stock reaches $16.3125 for 20 trading days during any period of 30 consecutive trading days.

           Working Capital Line of Credit (Line of Credit).    In June 2013, we amended the $4.0 million working capital line of credit agreement with a national bank at an interest rate of one-month LIBOR plus 3.50% extending the expiration to June 2014. We make monthly interest payments based on the unpaid balance of the Line of Credit. Under the terms of the agreement we are required to maintain various financial and other covenants. There was a $3.0 million outstanding balance on the working capital line of credit as of December 31, 2013, and we were not in compliance with a covenant and received a waiver, which will remain effective until the end of 2013. We expect to renew the Line of Credit upon maturity.

           Long-term Debt (Trust Preferred Securities and Junior Subordinated Notes).    Trust Preferred Securities had an outstanding principal balance of $8.5 million at December 31, 2013 with a stated maturity of July 30, 2035. The Trust Preferred Securities require quarterly distributions initially at a fixed rate of 2.00% per annum through December 2013 with increases of 1.00% per year through 2017. Starting in 2018, the interest rates become variable at 3-month LIBOR plus 3.75% per annum. At December 31, 2013, the interest rate was 3.99%. The Junior Subordinated Notes are redeemable at par at any time after July 30, 2010 and requires quarterly distributions at a variable rate of three-month LIBOR plus 3.75% per annum. The Junior Subordinated Notes had an outstanding principal balance of $62.0 million at December 31, 2013 with a stated maturity of March 2034. We are current on all interest payments. At December 31, 2013, Long-term Debt had an estimated fair value of $15.9 million and is reflected on our consolidated balance sheets as long-term debt.

           Operating activities.    Net cash provided by operating activities was $174.5 million for 2013 as compared to $174.5 million for 2012. During 2013 and 2012, the primary sources of cash in operating activities were cash received from fees generated by our mortgage and real estate service business activities, cash received from mortgage lending and excess cash flows from our residual interests in securitizations offset by operating expenses.

           Investing activities.    Net cash provided by investing activities was $787.1 million for 2013 as compared to $743.8 million for 2012. For 2013 and 2012, the primary source of cash from investing activities was provided by principal repayments on our securitized mortgage collateral, proceeds from the liquidation of REO and the sale of mortgage servicing rights.

           Financing activities.    Net cash used in financing activities was $964.5 million for 2013 as compared to $913.2 million for 2012. For 2013 and 2012, net cash used in financing activities was primarily for principal repayments on securitized mortgage borrowings, repayments of the line of credit and principal repayments of notes payable, partially offset by net borrowings under warehouse agreements, borrowings under the line of credit and issuance of the Convertible Notes and Note Payable.

           Inflation.    The consolidated financial statements and corresponding notes to the consolidated financial statements have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. For the years ended December 31, 2013 and 2012, inflation had no significant impact on our revenues or net income. Unlike industrial companies, nearly all of our assets and liabilities are monetary in nature. As a result, interest rates have a greater effect on our performance than do the effects of general levels of inflation. Inflation affects our operations primarily through its effect on interest rates, since interest rates normally increase during periods of high inflation and decrease during periods of low inflation.

Off Balance Sheet Arrangements

           When we sell or broker loans through whole-loan sales, we are required to make normal and customary representations and warranties to the loan originators or purchasers, including guarantees against early payment defaults typically 90 days, and fraudulent misrepresentations by the borrowers. Our agreements generally require us to repurchase loans if we breach a representation or warranty given to the loan purchaser. In addition, we may be required to repurchase loans as a result of borrower fraud or if a payment default occurs on a mortgage loan shortly after its sale. Because the loans are no longer on our balance sheet, the representations and warranties are considered a guarantee. During 2013, we sold $2.5 billion and brokered $55.9 million of loans subject to representations and warranties compared to $2.3 billion and $65.5 million in 2012. At December 31, 2013, we maintained a $4.0 million reserve related to the sale of mortgage loans beginning in 2010 associated with our current mortgage lending operations as compared to a reserve of $2.4 million as December 31, 2012. Additionally, the repurchase reserve within discontinued operations was $5.5 million at December 31, 2013, as compared to $8.2 million at December 31, 2012. During 2013, we paid $4.0 million to settle repurchase demands on loans previously sold to third parties as compared to $2.8 million to settle or repurchase loans during 2012.

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

           The Company's management, with the participation of its chief executive officer (CEO) and its chief financial officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. Based on that evaluation, the Company's chief executive officer and chief financial officer concluded that, as of that date, the Company's disclosure controls and procedures were effective at a reasonable assurance level.

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

           As of December 31, 2013, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2013.

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

Changes in Internal Control Over Financial Reporting

           During the quarter ended December 31, 2013, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Impac Mortgage Holdings, Inc.

           We have audited Impac Mortgage Holdings, Inc.'s (the Company) internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Impac Mortgage Holdings, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

           In our opinion, Impac Mortgage Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013 based on the COSO criteria.

           We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Impac Mortgage Holdings, Inc. and subsidiaries as of December 31, 2013 and 2012 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended, and our report dated March 20, 2014 expressed an unqualified opinion on these financial statements.

/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

Newport Beach, California
March 20, 2014

ITEM 9B. OTHER INFORMATION

Sale of AmeriHome Mortgage Corporation

           On December 3, 2013, Excel and IRES entered into an Equity Purchase Agreement whereby they agreed to sell all of the capital stock of AmeriHome Mortgage Corporation. The transaction was consummated on March 13, 2014 for aggregate consideration of $10.2 million. This information is included herewith for the purpose of providing the disclosure required under "Item 1.01—Entry into a Material Definitive Agreement" of Form 8-K.

Employment Agreements with Todd R. Taylor and Ron Morrison

           On February 25, and March 11, 2014, the Company entered into employment agreements with Todd Taylor, Chief Financial Officer, and Ron Morrison, Executive Vice President and General Counsel, respectively. Each employment agreement is effective January 1, 2014 and continues through December 31, 2014, unless terminated earlier, and may be extended by mutual written consent.

           Base Salary, Annual Bonus, and Other Compensation.    The base salary for Mr. Taylor and Mr. Morrison is $360,000 and $390,000 per year, respectively. Each are eligible to receive a bonus of up to 65%, in the case of Mr. Taylor, and up to 50%, in the case of Mr. Morrison, of their respective base salary if mutually agreed management objectives are achieved (the "Incentive Bonus"). The Incentive Bonus will be paid quarterly within 30 days of each calendar year quarter end. Each officer (a) may elect to defer any portion of his base salary, bonuses, or incentive compensation into an approved Company-sponsored deferred compensation plan, (b) is eligible to receive stock options, paid vacation, an automobile allowance of $500 per month, and to be reimbursed for reasonable and necessary business and entertainment expenses, (c) may participate in the Company's health and other benefit plans, and (d) may receive other benefits at the discretion of the Board of Directors.

           Each officer is prohibited, without approval from the Board of Directors, from receiving compensation, directly or indirectly, from any company with whom the Company or any of its affiliates has any financial, business, or affiliated relationship. Any amounts paid under the employment agreements are subject to any claw back policy that the Company is required to adopt pursuant to listing standards of any national securities exchange or as otherwise required under applicable law.

           Severance Compensation.    If either officer's employment is terminated (a) by the Company for cause, (b) voluntarily by the officer, (c) as a result of death, (d) by mutual agreement of the parties, or (e) because the officer is declared legally incompetent or he has a mental or physical condition that can reasonably be expected to prevent him from carrying out his essential duties for more than six months, then such officer will be entitled to receive the following:

  (i)
  base salary earned through the termination date;

  (ii)
  Incentive Bonus through the last consolidated quarter;

  (iii)
  any expense reimbursements due and owing for reasonable and necessary business and entertainment expenses; and

  (iv)
  the dollar value of accrued and unused paid time off.

           If either officer is terminated (a) without cause or (b) resigns with good reason, in addition to the foregoing compensation, such officer will receive the following severance payments:

  (i)
  additional payments of (A) the lesser of 12 months of base salary or the balance through the contract term, and (B) six months of base salary paid over the six-month period from the termination date, in each case to be paid after the officer executes a waiver and release agreement within 52 days of the termination date;

  (ii)
  100% of the unpaid portion of earned Incentive Bonus and the prorated Incentive Bonus for the current calendar year quarter as of and paid on the termination date; and

  (iii)
  health insurance benefits for 12 months following the termination date.

           Each officer has agreed that if he is terminated without cause or resigns for good reason, he will not compete with the Company during the 12 months after termination or the balance of the employment contract term, if shorter, provided that the agreement not to compete will be waived if the officer foregoes the severance compensation.

           Termination with cause, which will be determined only by an affirmative majority vote of the Board of Directors (not including the officer if he is a director), includes (a) conviction of, or entry of plea of nolo contendere to a crime of dishonesty or a felony leading to incarceration of more than 90 days or a penalty or fine of $100,000 or more, (b) material and substantial failure by such officer to perform his duties after notice (and given a reasonable time to correct any failures, if possible), (c) willful misconduct or gross negligence that causes material harm, or (d) material breach of the terms of the employment agreement or any other obligation.

           Good reason includes (a) material changes to such officer's duties without his prior written consent, (b) relocation, without his prior written consent, of the place of principal performance of his responsibilities and duties to a location more than 65 miles away, (c) a material breach by the Company of the terms of the employment agreement, including a material reduction in base salary, without such officer's consent, or (d) failure by the Company to obtain from any acquirer of the Company an agreement to assume the employment agreement prior to an acquisition. Each officer may terminate his employment for good reason upon providing the Company at least 90 days prior written notice and the Company has a reasonable time to cure any event constituting good reason.

           Change of Control.    The employment agreements will not be terminated by merger, an acquisition by another entity, or by transferring of all or substantially all of the Company's assets. In the event of any such change of control, the surviving entity or transferee would be bound by the employment

Waiver by Joseph Tomkinson

           On March 17, 2014, Joseph Tomkinson, the Company's CEO, agreed to waive $150,000 of his annual incentive bonus earned pursuant to the terms of his employment agreement during the year ended December 31, 2012. The total annual incentive bonus for 2012 earned by Mr. Tomkinson was $1,007,500, which has been deferred for an indeterminate period of time. Based on the waiver, the amount due to Mr. Tomkinson for his 2012 annual incentive bonus is now $857,500.

           The information above is include herewith for the purpose of providing disclosure required under subsection (e) of "Item 5.02—Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers" of Form 8-K.

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

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on the 20th day of March 2014.

IMPAC MORTGAGE HOLDINGS, INC.
by	/s/ JOSEPH R. TOMKINSON Joseph R. Tomkinson Chairman of the Board and Chief Executive Officer

           Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH R. TOMKINSON Joseph R. Tomkinson	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 20, 2014
/s/ WILLIAM S. ASHMORE William S. Ashmore	President and Director	March 20, 2014
/s/ TODD R. TAYLOR Todd R. Taylor	Chief Financial Officer (Principal Financial and Accounting Officer)	March 20, 2014
/s/ JAMES WALSH James Walsh	Director	March 20, 2014
/s/ FRANK P. FILIPPS Frank P. Filipps	Director	March 20, 2014
/s/ STEPHAN R. PEERS Stephan R. Peers	Director	March 20, 2014
/s/ LEIGH J. ABRAMS Leigh J. Abrams	Director	March 20, 2014

Exhibit Index

Exhibit Number	Description
2.1	Equity Purchase Agreement dated December 3, 2013 among Aris Mortgage Holding Company, LLC, Excel Mortgage Servicing, Inc. and Integrated Real Estate Service Corporation.
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
3.1(f)
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
3.1(h)
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

Exhibit Number	Description
3.1(j)	Articles of Amendment of Series B Preferred Stock (incorporated by reference to exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2009).
3.1(k)
Articles of Amendment of Series C Preferred Stock (incorporated by reference to exhibit 3.2 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2009).
3.1(l)
Articles Supplementary of Series A-1 Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 4, 2013).
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
4.5
Tax Benefits Preservation Rights Agreement, dated as of September 3, 2013, by and between Impac Mortgage Holdings, Inc. and American Stock Transfer & Trust Company, LLC, as rights agent (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 4, 2013).
4.5(a)
First Amendment to Tax Benefits Preservation Rights Agreement, dated as of September 24, 2013, by and between Impac Mortgage Holdings, Inc. and American Stock Transfer & Trust Company, LLC, as rights agent (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2013).
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
10.5*
Impac Mortgage Holdings, Inc. Omnibus Incentive Plan (as amended) (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2013)..
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
10.6(a)*
Form of Notice of Grant Under Non-Employee Director Deferred Stock Unit Award Program (incorporated by reference to Exhibit 10.6(a) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010).
10.7*
Employment Agreement effective as of January 1, 2013 between Impac Mortgage Holdings, Inc. and Joseph Tomkinson (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2013).
10.7(a)*	First amendment to Employment Contract dated as of March 17, 2014 between Joseph Tomkinson and Impac Mortgage Holdings, Inc.
10.8*
Employment Agreement effective as of January 1, 2013 between Impac Mortgage Holdings, Inc. and William Ashmore (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2013).
10.9*	Employment Agreement effective as of January 1, 2014 between Impac Mortgage Holdings, Inc. and Todd Taylor.
10.10*	Employment Agreement effective as of January 1, 2014 between Impac Mortgage Holdings, Inc and Ron Morrison.
10.11
Amended and Restated Declaration of Trust among Impac Mortgage Holdings, Inc., Wilmington Trust Company, as Delaware and Institutional Trustee, and the Administrative Trustees named therein, dated October 18, 2005 (incorporated by reference to Exhibit 10.29 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005).
10.11(a)
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
10.13
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
10.13(c)
First Amendment dated April 4, 2011 to Master Repurchase Agreement with New Century Bank (d/b/a Customers Bank) (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the period June 30, 2011).
10.13(d)
Second Amendment dated June 30, 2011 to Master Repurchase Agreement with Customers Bank (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the period June 30, 2011).
10.13(e)
Third Amendment dated April 13, 2012 to Master Repurchase Agreement with Customers Bank (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the period June 30, 2012).
10.13(f)
Fourth Amendment dated June 29, 2012 to Master Repurchase Agreement with Customers Bank (incorporated by reference to Exhibit 10.5 of the Registrant's Quarterly Report on Form 10-Q for the period June 30, 2012).
10.13(g)
Fifth Amendment dated October 26, 2012 to Master Repurchase Agreement with Customers Bank (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the period March 31, 2013).
10.13(h)
Sixth Amendment dated February 8, 2013 to Master Repurchase Agreement with Customers Bank (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the period March 31, 2013).
10.13(i)
Seventh Amendment dated June 21, 2013 to Master Repurchase Agreement with Customers Bank (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the period June 30, 2013).
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
10.14(c)
Amendment dated May 28, 2013 to Master Repurchase Agreement with Alliance Bank (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2013).
10.14(d)
Amendment dated September 30, 2013 to Master Repurchase Agreement with Alliance Bank (incorporated by reference to Exhibit 10.5 of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2013).

Exhibit Number	Description
10.15	Line of Credit Agreement dated April 1, 2011 among Excel Mortgage Servicing, Inc. and Wells Fargo (incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q for the year period June 30, 2011).
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
10.15(c)
Extension Letter to Line of Credit Agreement dated April 1, 2013 with Wells Fargo Bank (incorporated by reference to Exhibit 10.8 of the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2013).
10.15(d)
Fourth Amendment dated June 1, 2013 to Line of Credit Agreement with Wells Fargo Bank (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2013).
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
10.16(b)
Second Amendment dated June 21, 2012 to Master Repurchase Agreement with EverBank (incorporated by reference to Exhibit 10.16(b) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012).
10.16(c)
Third Amendment dated August 28, 2012 to Master Repurchase Agreement with EverBank (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2012).
10.16(d)
Fourth Amendment dated November 26, 2012 to Master Repurchase Agreement with EverBank (incorporated by reference to Exhibit 10.6 of the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2013).
10.16(e)
Fifth Amendment dated March 28, 2013 to Master Repurchase Agreement with EverBank (incorporated by reference to Exhibit 10.7 of the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2013).
10.16(f)
Sixth Amendment dated June 18, 2013 to Master Repurchase Agreement and Pricing Letter with EverBank (incorporated by reference to Exhibit 10.6 of the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2013).
10.16(g)
Seventh Amendment dated September 26, 2013 to Master Repurchase Agreement with EverBank (incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2013).

Exhibit Number	Description
10.17	Master Repurchase Agreement and Side Letter each dated as of September 21, 2012 between Credit Suisse, and Excel Mortgage Servicing, and Integrated Real Estate Service Corp and Impac Mortgage Holdings, Inc. as guarantors (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2012).
10.17(a)
Amendment No. 1 to Master Repurchase Agreement dated February 21, 2013 between Credit Suisse First Boston Mortgage Capital LLC, and Excel Mortgage Servicing, and Integrated Real Estate Service Corp and Impac Mortgage Holdings, Inc. as guarantors (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2013).
10.17(b)
Amendment No. 1 to Pricing Side Letter dated November 19, 2012 between Credit Suisse First Boston Mortgage Capital LLC, and Excel Mortgage Servicing, and Integrated Real Estate Service Corp and Impac Mortgage Holdings, Inc. as guarantors (incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2013).
10.17(c)
Amendment No. 2 to Pricing Side Letter dated February 21, 2013 between Credit Suisse First Boston Mortgage Capital LLC, and Excel Mortgage Servicing, and Integrated Real Estate Service Corp and Impac Mortgage Holdings, Inc. as guarantors (incorporated by reference to Exhibit 10.5 of the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2013).
10.17(d)
Amendment No. 2 to Master Repurchase Agreement dated May 2, 2013 between Credit Suisse First Boston Mortgage Capital LLC, and Excel Mortgage Servicing, Inc. and Integrated Real Estate Service Corp and Impac Mortgage Holdings, Inc. as guarantors.
10.17(e)	Amendment No. 3 to Pricing Side Letter dated May 2, 2013 with Credit Suisse First Boston Mortgage Capital LLC.
10.17(f)	Amendment No. 4 to Pricing Side Letter dated June 7, 2013 with Credit Suisse First Boston Mortgage Capital LLC.
10.17(g)
Amendment No. 3 to Master Repurchase Agreement dated September 18, 2013 between Credit Suisse First Boston Mortgage Capital LLC, and Excel Mortgage Servicing, and Integrated Real Estate Service Corp and Impac Mortgage Holdings, Inc. as guarantors (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2013).
10.17(h)
Amendment No. 5 dated September 17, 2013 to Pricing Side Letter to Mortgage Repurchase Agreement with Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2013).
10.17(i)
Amendment No. 6 dated September 18, 2013 to Pricing Side Letter to Mortgage Repurchase Agreement with Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.3(a) of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2013).
10.17(j)
Master Repurchase Agreement (Repledge Facility) dated September 18, 2013 between Excel Mortgage Servicing, Inc. and Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2013).

Exhibit Number	Description
10.17(k)	Pricing Side Letter to Mortgage Repurchase Agreement (Repledge Facility) dated September 18, 2013 (incorporated by reference to Exhibit 10.1(a) of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2013).
10.18
Note Purchase Agreement dated as of April 29, 2013 by and among Impac Mortgage Holdings, Inc. and the Purchasers (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2013).
10.18(a)
Form of Convertible Promissory Note Due 2018 (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2013).
10.19
Registration Rights Agreement dated as of April 29, 2013 by and among Impac Mortgage Holdings, Inc. and the Purchasers (incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2013).
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
101**
The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Stockholders' Equity, (4) the Condensed Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

NOTE:
Filings on Form 10-K, 10-Q and 8-K are under SEC File No. 001-14100.

CONSOLIDATED FINANCIAL STATEMENTS

INDEX

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Impac Mortgage Holdings, Inc.

           We have audited the accompanying consolidated balance sheets of Impac Mortgage Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

           In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Impac Mortgage Holdings, Inc. and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

           We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 20, 2014, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

Newport Beach, California
March 20, 2014

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$9,969	$12,711
Restricted cash	1,467	3,230
Mortgage loans held-for-sale	129,191	118,786
Mortgage servicing rights	35,981	10,703
Securitized mortgage trust assets	5,513,166	5,810,506
Assets of discontinued operations	2,277	52
Other assets	26,274	30,600

Total assets	$5,718,325	$5,986,588

LIABILITIES
Warehouse borrowings	$119,634	$107,604
Notes payable	—	3,451
Convertible notes	20,000	—
Long-term debt	15,871	12,731
Securitized mortgage trust liabilities	5,502,585	5,794,656
Liabilities of discontinued operations	12,883	18,808
Other liabilities	21,481	19,495

Total liabilities	5,692,454	5,956,745
Commitments and contingencies
STOCKHOLDERS' EQUITY
Series A-1 junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none issued or outstanding	—	—
Series B 9.375% redeemable preferred stock, $0.01 par value; liquidation value $16,640; 2,000,000 shares authorized, 665,592 noncumulative shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	7	7
Series C 9.125% redeemable preferred stock, $0.01 par value; liquidation value $35,127; 5,500,000 shares authorized; 1,405,086 noncumulative shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	14	14
Common stock, $0.01 par value; 200,000,000 shares authorized; 8,988,910 and 8,474,017 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	90	85
Additional paid-in capital	1,084,173	1,079,083
Net accumulated deficit:	—
Cumulative dividends declared	(822,520)	(822,520)
Retained deficit	(235,893)	(227,709)

Net accumulated deficit	(1,058,413)	(1,050,229)

Total Impac Mortgage Holdings, Inc. stockholders' equity	25,871	28,960

Noncontrolling interest	—	883

Total stockholders' equity	25,871	29,843

Total liabilities and stockholders' equity	$5,718,325	$5,986,588

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the year ended December 31,
	2013	2012
Revenues:
Gain on sale of loans, net	$55,302	$72,719
Real estate services fees, net	19,370	21,218
Servicing income, net	4,240	1,198
Other	7,571	957

Total revenues	86,483	96,092
Expenses:
Personnel expense	62,883	56,916
General, administrative and other	14,805	11,498
Occupancy expense	6,432	5,674
Legal and professional expense	3,954	2,788

Total expenses	88,074	76,876

Other income (expense):
Interest income	310,391	478,647
Interest expense	(310,477)	(476,828)
Change in fair value of long-term debt	(687)	1,145
Change in fair value of net trust assets, including trust REO gains (losses)	(3,678)	(7,891)

Total other expense	(4,451)	(4,927)

(Loss) earnings from continuing operations before income taxes	(6,042)	14,289
Income tax (benefit) expense from continuing operations	(1,031)	1,244

Net (loss) earnings from continuing operations	(5,011)	13,045
Loss from discontinued operations, net of tax	(3,037)	(15,549)

Net loss	(8,048)	(2,504)
Net earnings attributable to noncontrolling interest	(136)	(871)

Net loss attributable to common stockholders	$(8,184)	$(3,375)

Earnings (loss) per common share—basic and diluted:
(Loss) earnings from continuing operations attributable to IMH	$(0.59)	$1.54
Loss from discontinued operations	(0.35)	(1.96)

Net loss per share available to common stockholders	$(0.94)	$(0.42)

See accompanying notes to consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except share amounts)

	Preferred Shares Outstanding	Preferred Stock	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Cumulative Dividends Declared	Retained Deficit	Total IMH Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance, December 31, 2011	2,070,678	$21	7,814,946	$78	$1,076,723	$(822,520)	$(224,334)	$29,968	$1,129	$31,097
										-
Proceeds and tax benefit from exercise of stock options	-	-	659,071	7	1,234	-	-	1,241	-	1,241
Stock based compensation	-	-	-	-	449	-	-	449	-	449
Settlement from noncontrolling interest	-	-	-	-	677	-	-	677	(1,117)	(440)
Net earnings (loss)	-	-	-	-	-	-	(3,375)	(3,375)	871	(2,504)

Balance, December 31, 2012	2,070,678	21	8,474,017	85	1,079,083	(822,520)	(227,709)	28,960	883	29,843
Proceeds and tax benefit from exercise of stock options	-	-	121,576	1	174	-	-	175	-	175
Stock based compensation	-	-	-		1,971	-	-	1,971	-	1,971
Settlement from noncontrolling interest	-	-	108,375	1	188	-	-	189	(1,019)	(830)
Legal Settlements	-	-	284,942	3	2,757	-		2,760	-	2,760
Net earnings (loss)	-	-	-	-	-	-	(8,184)	(8,184)	136	(8,048)

Balance, December 31, 2013	2,070,678	$21	8,988,910	$90	$1,084,173	$(822,520)	$(235,893)	$25,871	$-	$25,871

See accompanying notes to consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,048)	$(2,504)
Change in fair value of mortgage servicing rights	(6,490)	600
Gain on sale of loans	(61,743)	(67,565)
Change in fair value of mortgage loans held-for-sale	2,895	(3,709)
Change in fair value of derivatives lending, net	1,797	(3,234)
Provision for repurchases	1,750	1,789
Origination of mortgage loans held-for-sale	(2,493,884)	(2,358,123)
Sale and principal reduction on mortgage loans held-for-sale	2,520,551	2,356,367
(Gains) losses from REO	(8,816)	13,226
Extinguishment of debt	-	423
Change in fair value of net trust assets, excluding REO	6,250	(15,803)
Change in fair value of long-term debt	687	(1,145)
Accretion of interest income and expense	215,653	260,470
Change in REO impairment reserve	4,906	(23,538)
Amortization of debt issuance costs and discount on note payable	30	89
Stock-based compensation	1,971	449
Net change in restricted cash	1,763	1,789
Net cash (used in) provided by operating activities of discontinued operations	(8,194)	9,120
Net change in other assets and liabilities	3,468	5,812

Net cash provided by operating activities	174,546	174,513

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in securitized mortgage collateral	739,154	640,610
Proceeds from the sale of mortgage servicing rights	2,988	8,800
Net change in mortgages held-for-investment	(55)	-
Purchase of premises and equipment	(362)	(252)
Net principal change on investment securities available-for-sale	72	182
Acquisition of noncontrolling interest	(350)	-
Proceeds from the sale of real estate owned	45,703	94,455

Net cash provided by investing activities	787,150	743,795

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of warehouse borrowings	(2,364,679)	(2,214,920)
Borrowings under warehouse agreement	2,376,709	2,263,798
Repayment of line of credit	(13,500)	(24,500)
Borrowings under line of credit	16,500	20,500
Repayment of securitized mortgage borrowings	(995,200)	(956,622)
Issuance of Convertible Notes	20,000	-
Issuance of note payable	-	7,500
Principal payments on notes payable	(3,451)	(9,943)
Principal payments on capital lease	(769)	(272)
Capitalized debt issuance costs	(267)	-
Proceeds from exercise of stock options	175	1,241

Net cash used in financing activities	(964,482)	(913,218)

Net change in cash and cash equivalents	(2,786)	5,090
Cash and cash equivalents at beginning of year	12,755	7,665

Cash and cash equivalents at end of period – continuing operations	9,969	12,711
Cash and cash equivalents at end of period – discontinued operations	-	44

Cash and cash equivalents at end of period	$9,969	$12,755

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS -(continued)

(in thousands)

	For the year ended December 31,
	2013	2012
SUPPLEMENTARY INFORMATION (Continuing and Discontinued Operations):
Interest paid	$65,525	$77,601
Taxes paid, net of refunds	209	20
NON-CASH TRANSACTIONS (Continuing and Discontinued Operations):
Transfer of securitized mortgage collateral to real estate owned	$38,224	$50,151
Mortgage servicing rights retained from loan sales and issuance of mortgage backed securities	21,776	15,962
Common stock issued upon legal settlement	2,760	-
Increase in ownership of AmeriHome	911	677
Common stock issued for acquisition of noncontrolling interest	1,100	-
Acquisition of equipment purchased through capital leases	1,171	514

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

           The Company's continuing operations include the mortgage lending operations and real estate services conducted by IRES and the long-term mortgage portfolio (residual interests in securitizations reflected as net trust assets and liabilities in the consolidated balance sheets) conducted by IMH. The discontinued operations include the former non-conforming mortgage and retail operations conducted by IFC and subsidiaries.

           The information set forth in these notes is presented on a continuing operations basis, unless otherwise stated.

Financial Statement Presentation

Basis of Presentation

           The balance sheets, results of operations and cash flows have been presented in the accompanying consolidated financial statements as of December 31, 2013 and 2012 and for each of the years in the two-year period ended December 31, 2013 and include the financial results of IMH, IRES and IMH Assets within continuing operations and Impac Warehouse Lending Group, Inc. (IWLG) and IFC within discontinued operations.

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

           The VIE framework requires a variable interest holder (counterparty to a VIE) to consolidate the VIE if that party has the power to direct activities of the VIE that most significantly impact the entity's economic performance, will absorb a majority of the expected losses of the VIE, receive a majority of the residual returns of the VIE, or both, and directs the significant activities of the entity. This party is considered the primary beneficiary of the entity. The determination of whether the Company meets the criteria to be considered the primary beneficiary of a VIE requires an evaluation of all transactions (such as investments, liquidity commitments, derivatives and fee arrangements) with the entity.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Noncontrolling Interests in Consolidated Subsidiaries

           The Company follows the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 810-10-65-1, Noncontrolling Interests in Consolidated Financial Statements which requires a noncontrolling interest in a subsidiary to be reported as equity in the consolidated financial statements with sufficient disclosure provided to identify and distinguish between the interests of the parent and the interest of the noncontrolling owners. The Company reported the portion of AmeriHome Mortgage Corporation (AmeriHome) (a subsidiary of IRES) not owned by the Company as noncontrolling interests. At December 31, 2012, the noncontrolling interest in the consolidated balance sheet represents AmeriHome. During the third quarter of 2013, the Company and the noncontrolling interest holder entered into an agreement to transfer the remaining 20% ownership of AmeriHome to the Company. Effective July 1, 2013, the Company owned 100% of AmeriHome, which was subsequently sold in March 2014 (See Note 23—Subsequent Events).

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

           Cash balances that have restrictions as to the Company's ability to withdraw funds are considered restricted cash. At December 31, 2013 and 2012, restricted cash totaled $1.5 million and $3.2 million, respectively. The restricted cash is the result of the terms of the Company's warehouse borrowings and

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

structured debt agreement. In accordance with the terms of the Master Repurchase Agreements related to the warehouse borrowings, the Company is required to maintain cash balances with the lender as additional collateral for the borrowings (See Note 5.—Warehouse Borrowings). In accordance with the terms of the structured debt agreement, any excess cash flows are deposited into a reserve account, which is included in restricted cash in the accompanying consolidated balance sheets (see Note 8.—Note Payable).

Mortgage Loans Held-for-Sale

           During 2009, the Company established a residential mortgage lending operation after discontinuing its former residential and commercial lending operations in 2007 (see Note 21.—Discontinued Operations). Mortgage loans held-for-sale (LHFS) originated under the new lending operation are accounted for using the fair value option, with changes in fair value recorded in gain on sale of loans, net in the accompanying consolidated statements of operations. In accordance with FASB ASC 825, Financial Instruments, loan origination fees and expenses are recognized in earnings as incurred and not deferred.

           Revenue derived from the Company's mortgage lending activities includes loan fees collected at the time of origination and gain or loss from the sale of LHFS. Loan fees consist of fee income earned on all loan originations, including loans closed and held for sale. Loan fees are recognized as earned and consist of amounts collected for application and underwriting fees, fees on cancelled loans and discount points. The related direct loan origination costs are recognized when incurred. Gain or loss from the sale and mark-to-market of LHFS includes both realized and unrealized gains and losses and are included in gain on sale of loans, net in the accompanying consolidated statements of operations. The valuation of LHFS approximates a whole-loan price, which includes the value of the related mortgage servicing rights.

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

Mortgage Servicing Rights

           The Company accounts for mortgage loan sales in accordance with ASC 860, Transfers and Servicing. Upon sale of mortgage loans on a service-retained basis, the loan receivables are removed from the balance sheet, mortgage servicing rights (MSRs) are recorded as an asset for servicing rights retained. The Company elected to measure MSRs at fair value as prescribed by FASB ASC 860-50-35, and as such, servicing assets or liabilities are valued using discounted cash flow modeling techniques using assumptions regarding future net servicing cash flow, including prepayment rates, discount rates,

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

servicing cost and other factors. Changes in estimated fair value are reported in the accompanying consolidated statement of operations within gain on sale of loans, net.

           The Company occasionally sells mortgage servicing rights. At the time of sale, the Company records a gain or loss on such sale based on the selling price of the mortgage servicing rights less the carrying value and transaction costs.

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

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Real Estate Owned

           Real estate owned (REO) on the balance sheet, are primarily assets within the securitized trusts but are recorded as a separate asset for accounting and reporting purposes and are within the long-term mortgage portfolio. REO, which consists of residential real estate acquired in satisfaction of loans, is carried at net realizable value, which includes the estimated fair value of the residential real estate less estimated selling and holding costs. Adjustments to the loan carrying value required at the time of foreclosure affect the carrying amount of REO. Subsequent write-downs in the net realizable value of REO are included in losses from REO in the consolidated statements of operations.

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

           To mitigate exposure to the effect of changing interest rates on cash flows on securitized mortgage borrowings, the Company purchased derivative instruments primarily in the form of interest rate swap agreements (swaps) and, to a lesser extent, interest rate cap agreements (caps) and interest rate floor agreements (floors). The Company has $10.2 million in derivative liabilities outstanding as of December 31, 2013 all of which are in the securitized trusts and included in trust liabilities in the consolidated balance sheets.

           The fair value of the Company's swaps, caps, floors and other derivative instruments is generally based on market prices provided by dealers and market makers, or estimates of future cash flows from these financial instruments.

Lending derivatives

           The mortgage lending operation enters into interest rate lock commitments (IRLCs) with consumers to originate mortgage loans at a specified interest rate. These IRLCs are accounted for as derivative instruments. The fair values of IRLCs utilize current secondary market prices for underlying loans and estimated servicing value with similar coupons, maturity and credit quality, subject to the anticipated loan funding probability (Pull-through Rate). The fair value of IRLCs is subject to change primarily due to changes in interest rates and the estimated Pull-through Rate. The Company reports IRLCs within other assets and other liabilities at fair value with changes in fair value being recorded in the accompanying statements of operations within gain on sale of loans, net.

           The Company hedges the changes in fair value associated with changes in interest rates related to IRLCs and uncommitted mortgage loans held for sale by using forward sold commitments including Fannie Mae and Ginnie Mae mortgage-backed securities known as to-be-announced mortgage-backed securities (TBA MBS or Hedging Instruments). The Hedging Instruments are typically entered into at the time the IRLC is made and are accounted for as derivative instruments. The fair value of Hedging Instruments is subject to change primarily due to changes in interest rates. The Company reports Hedging Instruments within other assets and other liabilities at fair value with changes in fair value being recorded in the accompanying statements of operations within gain on sale of loans, net.

           The fair value of IRLCs and Hedging Instruments are represented as derivative assets, lending and derivative liabilities, lending in Note 14.—Fair Value of Financial Instruments.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Options

           The Company had issued a call option and a put option in connection with the acquisition of AmeriHome. Options are derivative instruments and are recorded at fair value with changes in fair value reported in earnings. In July 2013, the Company acquired the remaining 20% ownership of AmeriHome from the noncontrolling interest holder. As of December 31, 2013, the Company owned 100% of AmeriHome resulting in the call and put option having no fair value.

Long-term Debt

           Long-term debt (consisting of trust preferred securities and junior subordinated notes) is reported at fair value. These securities are measured based upon an analysis prepared by management, which considers the Company's own credit risk, including settlements with trust preferred debt holders and discounted cash flow analysis. Unrealized gains and losses are recognized in earnings in the accompanying consolidated statements of operations within change in fair value of long-term debt.

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

Repurchase Reserve

           The Company sells mortgage loans to the secondary market, including U.S. government sponsored entities and issues mortgage-backed securities through Ginnie Mae and Fannie Mae. When the Company sells or issues securities, it makes customary representations and warranties to the purchasers about various characteristics of each loan such as the origination and underwriting guidelines, including but not limited to the validity of the lien securing the loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local law. In the event of a breach of its representations and warranties, the Company may be required to either repurchase the mortgage loans with the identified defects or indemnify the investor or insurer for any loss. Also, the Company's loss may be reduced by proceeds from the sale or liquidation of the repurchased loan. The Company's loss may be reduced by any recourse it has to correspondent lenders that, in turn, had sold such mortgage loans to the Company and breached similar or other representations and warranties. In such event, the Company has the right to seek a recovery of related repurchase losses from that correspondent lender.

           The Company records a provision for losses relating to such representations and warranties as part of its loan sale transactions. The method used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a combination of factors, including, but not limited to, estimated future defaults and loan repurchase rates and the potential severity of loss in the event of defaults including any loss on sale or liquidation of the repurchased loan and the probability of reimbursement by the correspondent loan seller. The Company establishes a liability at the time loans are sold and continually updates its estimated repurchase liability. The level of the repurchase liability for representations and warranties is difficult to estimate and requires considerable management judgment. The level of mortgage loan repurchase losses is dependent on

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

economic factors, investor demands for loan repurchases and other external conditions that may change over the lives of the underlying loans.

Revenue Recognition for Fees from Services

           The Company follows SAB No. 104 Revenue Recognition in Financial Statements, which provides guidance on the application of GAAP to selected revenue recognition issues.

           The Company's real estate services segment provides various real estate related services and loss mitigation services including (i) managing distressed mortgage portfolios and foreclosed real estate assets, (ii) the disposition of such assets, (iii) surveillance services for residential and multifamily mortgage portfolios, (iv) loan modification services and (v) the master servicing on various mortgage and multifamily loan pools for loans in the long-term portfolio of IMH, and to a lesser extent, non-affiliated entities. The revenues from these services are recognized in income in the period when services are rendered and collectability is reasonably certain.

Stock-Based Compensation

           The Company accounts for stock-based compensation in accordance with FASB ASC 718 Compensation—Stock Compensation. Accordingly, the Company measures the cost of stock-based awards using the grant-date fair value of the award and recognizes that cost over the requisite service period.

           The fair value of each stock option granted under the Company's stock-based compensation plan is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and assumptions noted in Note 19.—Share Based Payments and Employee Benefit Plans. The risk-free interest rate is based on the U.S. Treasury rate with a term equal to the expected term of the option grants on the date of grant.

           FASB ASC 718 requires forfeitures to be estimated at the time of grant and prospectively revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense is recorded net of estimated forfeitures for the years ended December 31, 2013 and 2012, such that the expense was recorded only for those stock-based awards that were expected to vest during such periods. Refer to Note 19.—Share Based Payments and Employee Benefit Plans.

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

Earnings per Common Share

           Basic earnings per common share is computed on the basis of the weighted average number of shares outstanding for the year divided into earnings for the year. Diluted earnings per common share is computed on the basis of the weighted average number of shares and dilutive common equivalent shares outstanding for the year divided by earnings for the year, unless anti-dilutive. Refer to Note 15.—Reconciliation of Earnings Per Share.

Recent Accounting Pronouncements

           In July 2013, the FASB issued ASU 2013-11, Preparation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Prior to this ASU, U.S. GAAP did not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU requires, with limited exception, that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset (DTA) for a net operating loss carryforward, or similar tax loss, or a tax credit carryforward. The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Since the Company does not currently have unrecognized tax benefits, this ASU will not have an effect on the Company's financial position or results of operations

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Note 2.—Mortgage Loans Held-for-Sale

           A summary of the unpaid principal balance of mortgage loans held-for-sale by type is presented below:

	December 31,
	2013	2012
Government (1)	$81,292	$57,992
Conventional (2)	44,303	54,303
Fair value adjustment	3,596	6,491

Total mortgage loans held-for-sale	$129,191	$118,786

(1)
Includes all government-insured loans including FHA, VA and USDA.
(2)
Includes loans eligible for sale to Fannie Mae and Freddie Mac.

           The Company does not have any delinquent or nonaccrual mortgage loans held-for-sale as of December 31, 2013.

           Gain on LHFS (included in gain on sale of loans, net in the consolidated statements of operations) is comprised of the following for the years ended December 31, 2013 and 2012:

	December 31,
	2013	2012
Gain on sale of mortgage loans	$69,422	$113,636
Premium from servicing retained loan sales	21,776	15,962
Unrealized (losses) gains from derivative financial instruments	(1,797)	3,234
Realized gains (losses) from derivative financial instruments	14,589	(16,697)
Mark to market (loss) gain on LHFS	(2,895)	3,709
Direct origination expenses, net	(44,043)	(45,336)
Provision for repurchases	(1,750)	(1,789)

Total gain on sale of loans, net	$55,302	$72,719

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

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           Changes in the fair value of MSRs at December 31, 2013 and 2012 were as follows:

	December 31,
	2013	2012
Balance at beginning of period	$10,703	$4,141
Additions from servicing retained loan sales	21,776	15,962
Reductions from bulk sales	(2,988)	(8,800)
Changes in fair value (1)	6,490	(600)

Fair value of MSRs at end of period	$35,981	$10,703

(1)
Changes in fair value are included within other total revenues in the consolidated statements of operations.

           At December 31, 2013, the mortgage servicing portfolio is comprised of the following:

	Outstanding Principal Balance
	2013 (1)	2012
Government	$1,203,478	$655,566
Conventional	1,837,475	722,815
2010 Acquisition of AmeriHome (2)	87,693	113,687

Total loans serviced	$3,128,646	$1,492,068

(1)
Includes approximately $702.1 million in unpaid principal balance of servicing that will be transferred with the completion of the sale of AmeriHome in the first quarter of 2014. See Note 23. Subsequent Events for more details.
(2)
Represents servicing portfolio acquired in the 2010 acquisition of AmeriHome and includes government and conventional loans originated by AmeriHome prior to the Company's acquisition.

           The table below illustrates hypothetical changes in the fair value of MSRs, caused by assumed immediate changes to key assumptions that are used to determine fair value.

Mortgage Servicing Rights Sensitivity Analysis	December 31, 2013
Fair value of MSRs	$35,981
Prepayment Speed:
Decrease in fair value from 100 basis point (bp) adverse change	(1,433)
Decrease in fair value from 200 bp adverse change	(2,775)
Discount Rate:
Decrease in fair value from 100 bp adverse change	(1,342)
Decrease in fair value from 200 bp adverse change	(2,594)

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

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Note 4.—Other Assets

Other Assets

           Other assets consisted of the following:

	December 31,
	2013	2012
Deferred charge (See Note 14)	$11,974	$11,974
Accounts receivable, net	4,012	4,544
Prepaid expenses	3,024	2,542
Premises and equipment, net	2,526	2,470
Derivatives assets – lending (See Note 11)	2,115	3,970
Servicing advances, net	1,343	1,086
Investment in limited partnership	322	2,042
Other	958	1,972

Total other assets	$26,274	$30,600

Premises and Equipment, net

           Premises and equipment are stated at cost, less accumulated depreciation or amortization. Depreciation on premises and equipment is recorded using the straight-line method over the estimated useful lives of individual assets, typically three to twenty years. Premises and equipment and accumulated depreciation were as follows as of the dates indicated:

	December 31,
	2013	2012
Premises and equipment	$14,805	$13,481
Less: Accumulated depreciation	(12,279)	(11,011)

Total premises and equipment, net	$2,526	$2,470

Servicer Advances

           The Company is required to advance certain amounts to meet its contractual loan servicing requirements. The Company advances principal, interest, property taxes and insurance for borrowers that have insufficient escrow accounts, plus any other costs to preserve the property. Also, the Company will advance funds to maintain, repair and market foreclosed real estate properties. The Company is entitled to recover advances from the borrowers for reinstated and performing loans or from proceeds of liquidated properties. Servicer advances totaled $1.3 million and $1.1 million at December 31, 2013 and 2012, respectively.

Investment in Limited Partnership

           The investment in limited partnership represents an investment the Company made in a non-affiliated limited partnership fund that invests primarily in mortgage and mortgage-related financial institutions. The investment is accounted for using the equity method of accounting. The Company

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

records its share of the profits and losses based upon its relative ownership percentage. The carrying value of the investment in limited partnership is based upon information received from the fund manager and approximates fair value. As of December 31, 2013, there are no outstanding commitments to fund the investment. During 2013, the Company received $2.3 million in distributions from the limited partnership, including a return of capital of $1.7 million and investment earnings of $579 thousand.

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

           At December 31, 2013, the Company was not in compliance with a covenant for a warehouse line, however the Company received a waiver.

           The following table presents certain information on warehouse borrowings for the periods indicated:

		Balance Outstanding at December 31,
	Maximum Borrowing Capacity			Allowable Advance Rates (%)	Rate Range (1)
		2013	2012			Maturity Date
Short-term borrowings:
Repurchase agreement 1	$75,000	$50,794	$31,600	90-98	1M L +3.5 - 6.5%	June 20, 2014
Repurchase agreement 2	40,000	19,493	19,780	75-98	Prime + 1-6%	July 1, 2014
Repurchase agreement 3 (2)	50,000	15,592	16,554	80-98	1M L +3.5 - 4.0%	March 27, 2014
Repurchase agreement 4 (3)	100,000	33,755	39,670	95	BR +3.5-4.0%	September 17, 2014

Total short-term borrowings	$265,000	$119,634	$107,604

(1)
1 ML represents One-month LIBOR. BR represents the lender defined base rate.
(2)
In September 2013, at the request of the Company, the maximum borrowing capacity was reduced from $75.0 million to $50.0 million. In March 2014, the maturity was extended to June 2014.
(3)
In January 2014, the maximum borrowing capacity increased from $100.0 million to $125.0 million.

           The following table presents certain information on warehouse borrowings for the periods indicated:

	For the year ended December 31,
	2013	2012
Maximum outstanding balance during the year	$197,455	$159,669
Average balance outstanding for the year	111,335	79,707
Underlying collateral (mortgage loans)	124,688	112,103
Weighted average rate for period	4.02%	4.20%

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Note 6.—Convertible Notes

           In April 2013, the Company entered into a Note Purchase Agreement with the purchasers named therein (Noteholders), whereby the Company issued $20.0 million in original aggregate principal amount of Convertible Promissory Notes Due 2018 (Convertible Notes). The Convertible Notes mature on or before April 30, 2018 and accrue interest at a rate of 7.5% per annum, to be paid quarterly.

           Noteholders may convert all or a portion of the outstanding principal amount of the Convertible Notes into shares of the Company's Common Stock (Conversion Shares) at a rate of $10.875 per share, subject to adjustment for stock splits and dividends (the Conversion Price). The Company has the right to convert the entire outstanding principal of the Convertible Notes into Conversion Shares at the Conversion Price if the market price per share of the Common Stock, as measured by the average volume-weighted closing stock price per share of the Common Stock on the NYSE MKT (or any other U.S. national securities exchange then serving as the principal such exchange on which the shares of Common Stock are listed), reaches the level of $16.31, for any twenty (20) trading days in any period of thirty (30) consecutive trading days after the Closing Date. Upon conversion of the Convertible Notes by the Company, the entire amount of accrued and unpaid interest (and all other amounts owing) under the Convertible Notes are immediately due and payable. Furthermore, if the conversion of the Convertible Notes by the Company occurs prior to the third anniversary of the Closing Date, then the entire amount of interest under the Convertible Notes through the third anniversary is immediately due and payable. To the extent the Company pays any cash dividends on its shares of common stock prior to conversion of the Convertible Notes, upon conversion of the Convertible Notes, the Noteholders will also receive such dividends on an as-converted basis of the Convertible Notes less the amount of interest paid by the Company prior to such dividend.

           Unless an event of default has occurred and is continuing, each purchaser of the Convertible Notes agrees, for the three years after the Closing Date, to vote all Conversion Shares for each of the Company's nominees for election to the Company's board of directors and not to nominate any other candidate for election to the board of directors at any time within such three year period.

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

Note 7.—Long-term Debt

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

           During 2008 and 2009, the Company purchased and cancelled $36.5 million in outstanding Trust Preferred Securities for $5.5 million. Additionally, during 2009, the Company exchanged an aggregate of

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

$51.3 million in outstanding Trust Preferred Securities for $62.0 million in Junior Subordinated Notes. As a result of these transactions, $8.5 million in Trust Preferred Securities remain outstanding.

           The Company carries its Trust Preferred Securities at estimated fair value as more fully described in Note 14.—Fair Value of Financial Instruments. The following table shows the remaining principal balance and fair value of Trust Preferred Securities issued as of December 31, 2013 and 2012:

	December 31,
	2013	2012
Trust preferred securities (1)	$8,500	$8,500
Common securities	263	263
Fair value adjustment	(6,459)	(6,785)

Total	$2,304	$1,978

(1)
Stated maturity of July 30, 2035. Redeemable at par at any time at a variable rate of three-month LIBOR plus 3.75% per annum. At December 31, 2013, the interest rate was 3.99%.

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

Junior Subordinated Notes

           The Company carries its Junior Subordinated Debt at estimated fair value as more fully described in Note 14.—Fair Value of Financial Instruments. The following table shows the remaining principal balance and fair value of junior subordinated notes issued as of December 31, 2013 and 2012:

	December 31,
	2013	2012
Junior subordinated notes (1)	$62,000	$62,000
Fair value adjustment	(48,433)	(51,247)

Total	$13,567	$10,753

(1)
Stated maturity of March 2034; requires quarterly distributions initially at a fixed rate of 2.00% per annum through December 2013 with increases of 1.00% per year in 2014 through 2017. Starting in 2018, the interest rates become variable at 3-month LIBOR plus 3.75% per annum.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Note 8.—Notes Payable

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

           In April 2013, the Company fully satisfied the remaining scheduled payments on the note payable primarily using the related $1.5 million reserve balance, and the residuals held as collateral have been released to the Company.

Note 9.—Line of Credit Agreement

           In June 2013, the Company, through its subsidiaries, amended the $4.0 million working capital line of credit agreement with a national bank at an interest rate of one-month LIBOR plus 3.50% extending the expiration to June 2014. Under the terms of the agreement the Company and its subsidiaries are required to maintain various financial and other covenants. There was a $3.0 million outstanding balance on the working capital line of credit as of December 31, 2013 which is included in other liabilities in the accompanying consolidated balance sheets. At December 31, 2013, the Company was not in compliance with a covenant and received a waiver, which will remain effective until the end of 2013.

           The following table presents certain information on the line of credit for the periods indicated:

	For the year ended December 31,
	2013	2012
Maximum outstanding balance during the year	$3,000	$4,000
Average balance outstanding for the year	597	1,753
Weighted average rate for period	3.85%	3.65%

Note 10.—Securitized Mortgage Trusts

Trust Assets

           Trust assets, which are recorded at FMV, are comprised of the following at December 31, 2013 and 2012:

	December 31,
	2013	2012
Investment securities available-for-sale	$108	$110
Securitized mortgage collateral	5,494,152	5,787,884
Derivative assets	-	37
Real estate owned	18,906	22,475

Total trust assets	$5,513,166	$5,810,506

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Securitized Mortgage Collateral

           Securitized mortgage collateral consisted of the following:

	December 31,
	2013	2012
Mortgages secured by residential real estate	$6,581,235	$7,460,212
Mortgages secured by commercial real estate	810,500	1,026,086
Fair value adjustment	(1,897,583)	(2,698,414)

Total securitized mortgage collateral	$5,494,152	$5,787,884

           As of December 31, 2013, the Company was also a master servicer of mortgages for others of approximately $1.1 billion that were primarily collateralizing REMIC securitizations, compared to $1.3 billion at December 31, 2012. Related fiduciary funds are held in trust for investors in non-interest bearing accounts and therefore not included in the Company's consolidated balance sheets. The Company may also be required to advance funds or cause loan servicers to advance funds to cover principal and interest payments not received from borrowers depending on the status of their mortgages.

Real Estate Owned (REO)

           The Company's REO consisted of the following:

	December 31,
	2013	2012
REO	$23,601	$31,116
Impairment (1)	(4,680)	(8,605)

Ending balance	$18,921	$22,511

REO inside trusts	$18,906	$22,475
REO outside trusts	15	36

Total	$18,921	$22,511

(1)
Impairment represents the cumulative write-downs of net realizable value subsequent to foreclosure.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Trust Liabilities

           Trust liabilities are comprised of the following at December 31, 2013 and 2012:

	December 31,
	2013	2012
Securitized mortgage borrowings	$5,492,371	$5,777,456
Derivative liabilities	10,214	17,200

Total trust liabilities	$5,502,585	$5,794,656

Securitized Mortgage Borrowings

           Selected information on securitized mortgage borrowings for the periods indicated consisted of the following (dollars in millions):

		Securitized mortgage borrowings outstanding as of December 31,		Range of Interest Rates (1):
Year of Issuance	Original Issuance Amount	2013	2012	Fixed Interest Rates	Interest Rate Margins over One-Month LIBOR (2)	Interest Rate Margins after Contractual Call Date (3)
2002	$3,876.1	$14.5	$18.4	5.25 - 12.00	0.27 - 2.75	0.54 - 3.68
2003	5,966.1	116.8	147.5	4.34 - 12.75	0.27 - 3.00	0.54 - 4.50
2004	17,710.7	1,035.1	1,212.0	3.58 - 5.56	0.25 - 2.50	0.50 - 3.75
2005	13,387.7	2,999.4	3,296.5	-	0.24 - 2.90	0.48 - 4.35
2006	5,971.4	3,321.2	3,603.6	6.25	0.10 - 2.75	0.20 - 4.13
2007	3,860.5	2,055.4	2,259.6	-	0.06 - 2.00	0.12 - 3.00

Subtotal securitized mortgage borrowings		9,542.4	10,537.6
Fair value adjustment		(4,050.0)	(4,760.1)

Total securitized mortgage borrowings		$5,492.4	$5,777.5

(1)
Some rates have been modified subsequent to original issuance.
(2)
One-month LIBOR was 0.17% as of December 31, 2013.
(3)
Interest rate margins are generally adjusted when the unpaid principal balance is reduced to less than 10-20% of the original issuance amount, or if certain other triggers are met.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           As of December 31, 2013, expected principal reductions of the securitized mortgage borrowings, which is based on contractual principal payments and expected prepayment and loss assumptions for securitized mortgage collateral, was as follows (dollars in millions):

	Payments Due by Period
	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Securitized mortgage borrowings	$9,542.4	$828.8	$1,244.6	$802.9	$6,666.1

Derivative Liabilities

           As of December 31, 2013, the net derivative liability included in the securitization trusts was $10.2 million, as compared to $17.2 million at December 31, 2012. As of December 31, 2013, the notional balance of derivative assets and liabilities, securitized trusts was $99.8 million. The derivative values are based on the net present value of cash receipts or payments expected to be received or paid by the bankruptcy remote trusts. The fair value of the derivatives fluctuates with changes in the future expectation of cash receipts or payments based on notional balances and estimated LIBOR rates.

           On September 15, 2008, Lehman Brothers Holdings Inc. (LBHI) filed a petition for protection under Chapter 11 of the U.S. Bankruptcy Code. As of that date, LBHI, through affiliated companies, was an interest rate swap counterparty to several of the Company's CMO and REMIC securitizations. During the third quarter of 2013, the terminated LBHI swaps were settled with the bankruptcy court and the trustees for the securitization trusts. CMB 2004-4, CMB 2004-5 and CMB 2004-10 were settled and the corresponding fair values of the net derivative liabilities were removed from the consolidated balance sheet at September 30, 2013. At December 31, 2013, there was no estimated fair value of derivatives with LBHI as compared to $1.1 million at December 31, 2012. As the related securitization trusts are non-recourse to the Company, the Company is not required to replace or otherwise settle any derivative positions affected by counterparty default within the consolidated trusts. Accordingly, the settlement of the net derivative liabilities did not result in any gain or loss for the Company.

Change in fair value of net trust assets, including trust real estate owned (REO) gains (losses)

           Changes in fair value of net trust assets, including trust REO gains (losses) are comprised of the following for the years ended December 31, 2013 and 2012:

	For the year ended December 31,
	2013	2012
Change in fair value of net trust assets, excluding REO	$(12,495)	$5,335
Gains (losses) from REO	8,817	(13,226)

Change in fair value of net trust assets, including trust REO gains (losses)	$(3,678)	$(7,891)

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Note 11.—Derivative Instruments

Derivative Assets and Liabilities, Lending

           The mortgage lending operation enters into IRLCs with prospective borrowers to originate mortgage loans at a specified interest rate and Hedging Instruments to hedge the fair value changes associated with changes in interest rates relating to its mortgage loan origination operations. The fair value of IRLCs and Hedging Instruments are included in other assets and other liabilities, respectively, in the consolidated balance sheets. As of December 31, 2013, the estimated fair value of IRLCs and Hedging Instruments associated with mortgage lending totaled $1.0 million and $1.1 million, respectively.

           The following table includes information for the derivative assets and liabilities—lending for the periods presented:

			Total Gains (Losses) (1)
	Notional Balance		For the Year Ended December 31,
	December 31, 2013	December 31, 2012
			2013	2012
Derivative – IRLC's	$137,254	$221,461	$(3,057)	$2,791
Derivative – TBA's	182,809	236,682	15,849	(16,255)

(1)
Amounts included in mortgage lending gains and fees, net within the accompanying consolidated statements of operations.

Other Derivatives

           As part of the acquisition of AmeriHome, the purchase agreement included a call and put option. The call option allowed the Company to purchase an additional 39% of AmeriHome anytime between January 1, 2011 and December 31, 2013. Insofar that the Company does not exercise the call option, the Company wrote a put option to the founder of AmeriHome that provided the founder with the right to require the Company to acquire the remaining 49% of AmeriHome. In June 2012 and January 2013, the Company and the noncontrolling interest holder entered into an agreement to transfer an additional 27.5% and 1.5% ownership, respectively, of AmeriHome to the Company in exchange for the settlement of balances owed from the noncontrolling interest holder related to the Company for capital contributions made by the Company to AmeriHome and indemnification provisions included in the purchase agreement. In July 2013, the Company acquired the remaining 20% ownership of AmeriHome from the noncontrolling interest holder for $350 thousand in cash and $1.1 million in IMH common stock. As of December 31, 2013, the Company owned 100% of AmeriHome, which was subsequently sold in March 2014 (See Note 23—Subsequent Events).

           These options are considered derivative instruments and recorded at fair value using a multinomial option pricing model. The estimated fair value is based on a model incorporating various assumptions including expected future book value of AmeriHome, the probability of the option being exercised, volatility, expected term and certain other factors. The fair value of the options is included in other assets and other liabilities, in the consolidated balance sheets. As of December 31, 2013, the

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

estimated fair value of the call and put options were zero. As of December 31, 2012, the estimated fair value of the call and put options were $368 thousand and $1 thousand, respectively.

Note 12.—Redeemable Preferred Stock

           At December 31, 2013, the Company has outstanding $51.8 million liquidation preference of Series B and Series C Preferred Stock. The holders of each series of Preferred Stock, which are non-voting and redeemable at the option of the Company, retain the right to a $25.00/share liquidation preference in the event of a liquidation of the Company and the right to receive dividends on the Preferred Stock if any such dividends are declared.

Note 13.—Acquisition/Disposition of Noncontrolling Interest

           In 2010, Excel Mortgage Servicing, Inc., a wholly-owned subsidiary of IRES, completed the acquisition of 51% of AmeriHome whereby the Company made a $1.1 million cash payment to AmeriHome and entered into a note payable for $720,000. As part of the transaction, the Company was granted an option to purchase an additional 39% of AmeriHome beginning January 1, 2011 for 1.5 times 39% of the lesser of $5 million or Issuer's Book Value (IBV) of AmeriHome plus $550,000 in cash (see call option in Note 14.—Fair Value of Financial Instruments). This option had a three-year term. In addition, the founder of AmeriHome had a put option to sell his remaining 49% ownership beginning January 1, 2014 to the Company for the lesser of $5 million or IBV (see put option in Note 14.—Fair Value of Financial Instruments).

           In June 2012 and January 2013, the Company and the noncontrolling interest holder entered into an agreement to transfer an additional 27.5% and 1.5% ownership, respectively, of AmeriHome to the Company in exchange for the settlement of balances owed from the noncontrolling interest holder related to capital contributions made by the Company to AmeriHome and indemnification provisions included in the purchase agreement.

           In July 2013, the Company and the noncontrolling interest holder entered into an agreement to transfer the remaining 20% ownership of AmeriHome to the Company in exchange for $350 thousand in cash and $1.1 million in IMH common stock. Effective July 1, 2013, the Company owned 100% of AmeriHome.

           In December 2013, the Company announced the sale of its fully licensed and agency approved seller/servicer subsidiary AmeriHome which closed during the first quarter of 2014 (See Note 23.—Subsequent Events).

Note 14.—Fair Value of Financial Instruments

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

	December 31, 2013				December 31, 2012
		Estimated Fair Value				Estimated Fair Value
	Carrying Amount				Carrying Amount
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$9,969	$9,969	$-	$-	$12,711	$12,711	$-	$-
Restricted cash	1,467	1,467	-	-	3,230	3,230	-	-
Mortgage loans held-for-sale	129,191	-	129,191	-	118,786	-	118,786	-
Mortgage servicing rights	35,981	-	-	35,981	10,703	-	-	10,703
Derivative assets, lending, net	1,992	-	1,079	913	3,970	-	-	3,970
Investment securities available-for-sale	108	-	-	108	110	-	-	110
Securitized mortgage collateral	5,494,152	-	-	5,494,152	5,787,884	-	-	5,787,884
Derivative assets, securitized trusts, net	-	-	-	-	37	-	-	37
Call option	-	-	-	-	368	-	-	368
Liabilities
Warehouse borrowings	$119,634	$-	$119,634	$-	$107,569	$-	$107,569	$-
Notes payable	-	-	-	-	3,451	-	-	3,451
Convertible notes	20,000	-	-	20,000	-	-	-	-
Long-term debt	15,871	-	-	15,871	12,731	-	-	12,731
Securitized mortgage borrowings	5,492,371	-	-	5,492,371	5,777,456	-	-	5,777,456
Derivative liabilities, securitized trusts	10,214	-	-	10,214	17,200	-	-	17,200
Derivative liabilities, lending	-	-	-	-	181	-	181
Line of credit	3,000	-	3,000	-	-	-	-	-
Put option	-	-		-	1	-	-	1

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

           As a result of the lack of observable market data resulting from inactive markets, the Company has classified its investment securities available-for-sale, mortgage servicing rights, call and put options, securitized mortgage collateral and borrowings, derivative assets and liabilities (trust and IRLCs), and long-term debt as Level 3 fair value measurements. Level 3 assets and liabilities were approximately 98% and 99%, respectively, of total assets and total liabilities measured at estimated fair value at December 31, 2013 and 2012.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Recurring Fair Value Measurements

           The Company assesses its financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by ASC Topic 810. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the beginning of the reporting period. There were no material transfers between Level 1 and Level 2 classified instruments during the year ended December 31, 2013.

           The following tables present the Company's assets and liabilities that are measured at estimated fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option at December 31, 2013 and December 31, 2012, based on the fair value hierarchy:

	Recurring Fair Value Measurements
	December 31, 2013			December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investment securities available-for-sale	$-	$-	$108	$-	$-	$110
Mortgage loans held-for-sale	-	129,191	-	-	118,786	-
Derivative assets, lending, net (1)	-	1,079	913	-	-	3,970
Mortgage servicing rights	-	-	35,981	-	-	10,703
Call option (2)	-	-	-	-	-	368
Securitized mortgage collateral	-	-	5,494,152	-	-	5,787,884

Total assets at fair value	$-	$130,270	$5,531,154	$-	$118,786	$5,803,035

Liabilities
Securitized mortgage borrowings	$-	$-	$5,492,371	$-	$-	$5,777,456
Derivative liabilities, net, securitized trusts (3)	-	-	10,214	-	-	17,163
Long-term debt	-	-	15,871	-	-	12,731
Derivative liabilities, lending (1)	-	-	-	-	181	-
Put option (4)	-	-	-	-	-	1

Total liabilities at fair value	$-	$-	$5,518,456	$-	$181	$5,807,351

(1)
At December 31, 2013, derivative assets, lending, net included $913 thousand in IRLCs and $1.1 million in Hedging Instruments, respectively, associated with the Company's mortgage lending operations, and is included in other assets and other liabilities in the accompanying consolidated balance sheets. At December 31, 2012, derivative assets, lending, net included $4.0 million in IRLCs and $181 thousand in Hedging Instruments, respectively.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

(2)
Included in other assets in the accompanying consolidated balance sheets.
(3)
At December 31, 2013, derivative liabilities, net—securitized trusts, included no derivative assets and $10.2 million in derivative liabilities, included within trust assets and trust liabilities, respectively. At December 31, 2012, derivative liabilities, net—securitized trusts, included $37 thousand in derivative assets and $17.2 million in derivative liabilities, included within trust assets and trust liabilities, respectively.
(4)
At December 31, 2012, derivative liabilities, lending included $181 thousand in Hedging Instruments.
(5)
Included in other liabilities in the accompanying consolidated balance sheets.

           The following tables present reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2013 and December 31, 2012:

	Level 3 Recurring Fair Value Measurements
	For the year ended December 31, 2013
	Investment securities available- for-sale	Securitized mortgage collateral	Securitized mortgage borrowings	Derivative liabilities, net, securitized trusts	Mortgage servicing rights	Interest rate lock commitments, net	Call option	Put option	Long- term debt
Fair value, December 31, 2012	$110	$5,787,884	$(5,777,456)	$(17,163)	$10,703	$3,970	$368	$(1)	$(12,731)
Total gains (losses) included in earnings:
Interest income (1)	34	31,562	-	-	-	-	-	-	-
Interest expense (1)	-	-	(244,796)		-	-	-	-	(2,453)
Change in fair value	36	452,084	(465,189)	574	6,490	(3,057)	111	1	(687)

Total gains (losses) included in earnings	70	483,646	(709,985)	574	6,490	(3,057)	111	1	(3,140)
Transfers in and/or out of Level 3	-	-	-	-					-
Purchases, issuances and settlements
Purchases	-	-	-	-	-	-	-	-	-
Issuances	-	-	-	-	21,776	-	-	-	-
Settlements	(72)	(777,378)	995,070	6,375	(2,988)	-	(479)	-	-

Fair value, December 31, 2013	$108	$5,494,152	$(5,492,371)	$(10,214)	$35,981	$913	$-	$-	$(15,871)

Unrealized gains (losses) still held (2)	$72	$(1,897,583)	$4,050,051	$(9,640)	$35,981	$913	$-	$-	$54,892

(1)
Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. Net interest income, including cash received and paid, was $5.3 million for the year ended December 31, 2013. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations is primarily from contractual interest on the securitized mortgage collateral and borrowings.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

(2)
Represents the amount of unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held and reflected in the fair values at December 31, 2013.

	Level 3 Recurring Fair Value Measurements
	For the year ended December 31, 2012
	Investment securities available- for-sale	Securitized mortgage collateral	Securitized mortgage borrowings	Derivative liabilities, net, securitized trusts	Mortgage servicing rights	Interest rate lock commitments, net	Call option	Put option	Long- term debt
Fair value, December 31, 2011	$688	$5,449,001	$(5,454,901)	$(24,749)	$4,141	$1,179	$253	$-	$(11,561)
Total gains (losses) included in earnings:
Interest income (1)	38	140,491	-	-	-	-	-	-	-
Interest expense (1)	-	-	(398,683)	-	-	-	-	-	(2,316)
Change in fair value	(434)	889,145	(880,538)	(2,838)	(600)	2,791	115	(1)	1,146

Total (losses) gains included in earnings	(396)	1,029,636	(1,279,221)	(2,838)	(600)	2,791	115	(1)	(1,170)
Transfers in and/or out of Level 3	-	-	-	-	-	-	-	-
Purchases, issuances and settlements
Purchases	-	-	-	-	-	-	-	-	-
Issuances	-	-	-	-	15,962	-	-	-	-
Settlements	(182)	(690,753)	956,666	10,424	(8,800)	-	-	-	-

Fair value, December 31, 2012	$110	$5,787,884	$(5,777,456)	$(17,163)	$10,703	$3,970	$368	$(1)	$(12,731)

Unrealized gains (losses) still held (2)	$43	$(2,698,414)	$4,760,166	$(16,458)	$10,703	$3,970	$368	$(1)	$58,032

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

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           The following table presents quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring and non-recurring basis at December 31, 2013.

Financial Instrument	Estimated Fair Value	Valuation Technique	Unobservable Input	Range of Inputs
Assets and liabilities backed by real estate
Investment securities available-for-sale,	$108	DCF	Discount rates	4.0 - 30.0%
Securitized mortgage collateral, and	5,494,152		Prepayment rates	0.6 - 28.2%
Securitized mortgage borrowings	(5,492,371)		Default rates	0.6 - 21.9%
			Loss severities	11.8 - 72.3%

Other assets and liabilities
Mortgage servicing rights	$35,981	DCF	Discount rate	10.5 - 11.5%
			Prepayment rates	7.7 - 24.0%
Derivative liabilities, net, securitized trusts	(10,214)	DCF	1M forward LIBOR	0.2 - 4.8%
Interest rate lock commitments, net	913	Market pricing	Pull -through rate	41.0 - 99.0%
Long-term debt	(15,871)	DCF	Discount rate	25.0%
Lease liability	(1,623)	DCF	Discount rate	12.0%

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

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           The following tables present the changes in recurring fair value measurements included in net earnings for the years ended December 31, 2013 and 2012:

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Earnings
	For the year ended December 31, 2013
			Change in Fair Value of
	Interest Income (1)	Interest Expense (1)	Net Trust Assets		Long-term Debt	Other Revenue	Gain on sale of loans, net	Total
Investment securities available-for-sale	$34	$-	$36		$-	$-	$-	$70
Securitized mortgage collateral	31,562	-	452,084		-	-	-	483,646
Securitized mortgage borrowings	-	(244,796)	(465,189)		-	-	-	(709,985)
Mortgage servicing rights	-	-	-		-	6,490	-	6,490
Call option	-	-	-		-	111	-	111
Put option	-	-	-		-	1	-	1
Derivative liabilities, net	-	-	574	(2)	-	-	-	574
Long-term debt	-	(2,453)	-		(687)	-	-	(3,140)
Mortgage loans held-for-sale	-	-	-		-	-	(2,895)	(2,895)
Derivative assets—IRLCs	-	-	-		-	-	(3,057)	(3,057)
Derivative liabilities—Hedging Instruments	-	-	-		-	-	1,260	1,260

Total	$31,596	$(247,249)	$(12,495	) (3)	$(687)	$6,602	$(4,692)	$(226,925)

(1)
Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
(2)
Included in this amount is $6.8 million in changes in the fair value of derivative instruments, offset by $6.2 million in cash payments from the securitization trusts for the year ended December 31, 2013.
(3)
For the year ended December 31, 2013, change in the fair value of trust assets, excluding REO was $12.5 million. Excluded from the $6.3 million change in fair value of net trust assets, excluding REO, in the accompanying consolidated statement

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

  of cash flows is $6.2 million in cash payments from the securitization trusts related to the Company's net derivative liabilities.

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
(3)
For the year ended December 31, 2012, change in the fair value of trust assets, excluding REO was $5.3 million. Excluded from the $15.8 million change in fair value of net trust assets, excluding REO, in the accompanying consolidated statement of cash flows is $10.5 million in cash payments from the securitization trusts related to the Company's net derivative liabilities.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

The following is a description of the measurement techniques for items recorded at estimated fair value on a recurring basis.

           Investment securities available-for-sale—Investment securities available-for-sale are carried at fair value. The investment securities consist primarily of non-investment grade mortgage-backed securities. The fair value of the investment securities is measured based upon the Company's expectation of inputs that other market participants would use. Such assumptions include judgments about the underlying collateral, prepayment speeds, future credit losses, forward interest rates and certain other factors. Given the lack of observable market data as of December 31, 2013 and 2012 relating to these securities, the estimated fair value of the investment securities available-for-sale was measured using significant internal expectations of market participants' assumptions. Investment securities available-for-sale are classified as a Level 3 measurement at December 31, 2013.

           Mortgage servicing rights—The Company elected to carry its entire mortgage servicing rights arising from its mortgage loan origination operation at fair value. The fair value of mortgage servicing rights is based upon a discounted cash flow model. The valuation model incorporates assumptions that market participants would use in estimating the fair value of servicing. These assumptions include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, prepayment and late fees, among other considerations. Mortgage servicing rights are considered a Level 3 measurement at December 31, 2013.

           Mortgage loans held-for-sale—The Company elected to carry its mortgage loans held-for-sale originated or acquired from its mortgage lending operation at fair value. Fair value is based on quoted market prices, where available, prices for other traded mortgage loans with similar characteristics, and purchase commitments and bid information received from market participants. Given the meaningful level of secondary market activity for mortgage loans, active pricing is available for similar assets and accordingly, the Company classifies its mortgage loans held-for-sale as a Level 2 measurement at December 31, 2013.

           Call option—As part of the initial acquisition of AmeriHome, the purchase agreement included a call option to purchase an additional 39% of AmeriHome. In June 2012 and January 2013, the Company and the noncontrolling interest holder entered into agreements to transfer an additional 27.5% and 1.5% ownership, respectively, of AmeriHome to the Company in exchange for the settlement of balances owed from the noncontrolling interest holder related to the Company for capital contributions made by the Company to AmeriHome and indemnification provisions included in the purchase agreement. In July 2013, the Company acquired the remaining 20% ownership of AmeriHome from the noncontrolling interest holder for $350 thousand in cash and $1.1 million in IMH common stock. As of December 31, 2013, the Company owned 100% of AmeriHome. The estimated fair value was based on a model incorporating various assumptions including expected future book value of AmeriHome, the probability of the option being exercised, volatility, expected term and certain other factors.

           Put option—As part of the initial acquisition of AmeriHome, the purchase agreement included a put option which allows the noncontrolling interest holder to sell his then remaining 49% of AmeriHome to the Company in the event the Company does not exercise the call option discussed above. In June 2012 and January 2013, the Company and the noncontrolling interest holder entered into agreements to transfer an additional 27.5% and 1.5% ownership, respectively, of AmeriHome to the Company in exchange for the settlement of balances owed from the noncontrolling interest holder related to capital contributions made by the Company to AmeriHome and indemnification provisions included in the

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

purchase agreement. In July 2013, the Company acquired the remaining 20% ownership of AmeriHome from the noncontrolling interest holder for $350 thousand in cash and $1.1 million in IMH common stock. As of December 31, 2013, the Company owned 100% of AmeriHome. The estimated fair value was based on a model incorporating various assumptions including expected future book value of AmeriHome, the probability of the option being exercised, volatility, expected term and certain other factors.

           Securitized mortgage collateral—The Company elected to carry all of its securitized mortgage collateral at fair value. These assets consist primarily of non-conforming mortgage loans securitized between 2002 and 2007. Fair value measurements are based on the Company's internal models used to compute the net present value of future expected cash flows, with observable market participant assumptions, where available. The Company's assumptions include its expectations of inputs that other market participants would use in pricing these assets. These assumptions include judgments about the underlying collateral, prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of December 31, 2013, securitized mortgage collateral had an unpaid principal balance of $7.4 billion, compared to an estimated fair value on the Company's balance sheet of $5.5 billion. The aggregate unpaid principal balance exceeds the fair value by $1.9 billion at December 31, 2013. As of December 31, 2013, the unpaid principal balance of loans 90 days or more past due was $1.3 billion compared to an estimated fair value of $0.5 billion. The aggregate unpaid principal balances of loans 90 days or more past due exceed the fair value by $0.8 billion at December 31, 2013. Securitized mortgage collateral is considered a Level 3 measurement at December 31, 2013.

           Securitized mortgage borrowings—The Company elected to carry all of its securitized mortgage borrowings at fair value. These borrowings consist of individual tranches of bonds issued by securitization trusts and are primarily backed by non-conforming mortgage loans. Fair value measurements include the Company's judgments about the underlying collateral and assumptions such as prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of December 31, 2013, securitized mortgage borrowings had an outstanding principal balance of $7.4 billion, net of $2.2 billion in bond losses, compared to an estimated fair value of $5.5 billion. The aggregate outstanding principal balance exceeds the fair value by $1.9 billion at December 31, 2013. Securitized mortgage borrowings are considered a Level 3 measurement at December 31, 2013.

           Long-term debt—The Company elected to carry all of its long-term debt (consisting of trust preferred securities and junior subordinated notes) at fair value. These securities are measured based upon an analysis prepared by management, which considered the Company's own credit risk, including settlements with trust preferred debt holders and discounted cash flow analysis. As of December 31, 2013, long-term debt had an unpaid principal balance of $70.5 million compared to an estimated fair value of $15.9 million. The aggregate unpaid principal balance exceeds the fair value by $54.6 million at December 31, 2013. The long-term debt is considered a Level 3 measurement at December 31, 2013.

           Derivative assets and liabilities, Securitized trusts—For non-exchange traded contracts, fair value is based on the amounts that would be required to settle the positions with the related counterparties as of the valuation date. Valuations of derivative assets and liabilities are based on observable market inputs, if available. To the extent observable market inputs are not available, fair values measurements include the Company's judgments about future cash flows, forward interest rates and certain other factors, including counterparty risk. Additionally, these values also take into account the Company's

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

own credit standing, to the extent applicable; thus, the valuation of the derivative instrument includes the estimated value of the net credit differential between the counterparties to the derivative contract. As of December 31, 2013, the notional balance of derivative assets and liabilities, securitized trusts was $99.8 million. These derivatives are included in the consolidated securitization trusts, which are nonrecourse to the Company, and thus the economic risk from these derivatives is limited to the Company's residual interests in the securitization trusts. Derivative assets and liabilities, securitized trusts are considered a Level 3 measurement at December 31, 2013.

           Derivative assets and liabilities, Lending—The Company's derivative assets and liabilities are carried at fair value as required by GAAP and are accounted for as free standing derivatives. The derivatives include IRLCs with prospective residential mortgage borrowers whereby the interest rate on the loan is determined prior to funding and the borrowers have locked in that interest rate. These commitments are determined to be derivative instruments in accordance with GAAP. The derivatives also include hedging instruments (typically TBA MBS) used to hedge the fair value changes associated with changes in interest rates relating to its mortgage lending operations. The Company hedges the period from the interest rate lock (assuming a fall-out factor) to the date of the loan sale. The estimated fair value of IRLCs are based on underlying loan types with similar characteristics using the TBA MBS market, which is actively quoted and easily validated through external sources. The data inputs used in this valuation include, but are not limited to, loan type, underlying loan amount, note rate, loan program, and expected sale date of the loan, adjusted for current market conditions. These valuations are adjusted at the loan level to consider the servicing release premium and loan pricing adjustments specific to each loan. For all IRLCs, the base value is then adjusted for the anticipated Pull-through Rate. The anticipated Pull-through Rate is an unobservable input based on historical experience, which results in classification of IRLCs as a Level 3 measurement at December 31, 2013.

           The fair value of the Hedging Instruments is based on the actively quoted TBA MBS market using observable inputs related to characteristics of the underlying MBS stratified by product, coupon and settlement date. Therefore, the Hedging Instruments are classified as a Level 2 measurement at December 31, 2013.

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

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           The following tables present financial and non-financial assets and liabilities measured using nonrecurring fair value measurements at December 31, 2013 and 2012, respectively:

	Nonrecurring Fair Value Measurements			Total Gains (Losses) For the Year Ended December 31, 2013 (3)
	December 31, 2013
	Level 1	Level 2	Level 3
REO (1)	$-	$3,109	$-	$8,760
Lease liability (2)	-	-	(1,623)	(202)

(1)
Balance represents REO at December 31, 2013 which has been impaired subsequent to foreclosure. Amounts are included in continuing operations. For the year ended December 31, 2013, the $8.8 million gain represents recovery of the net realizable value (NRV) attributable to an improvement in state specific loss severities on properties held during the period which resulted in an increase to NRV.
(2)
For the year ended December 31, 2013, the Company recorded $202 thousand in losses resulting from changes in lease liabilities as a result of changes in the Company's expected minimum future lease payments, net.
(3)
Total losses reflect losses from all nonrecurring measurements during the period.

	Non-recurring Fair Value Measurements			Total Gains (Losses) For the Year Ended December 31, 2012 (3)
	December 31, 2012
	Level 1	Level 2	Level 3
REO (1)	$-	$10,172	$-	$(13,260)
Lease liability (2)	-	-	(2,155)	(625)

(1)
Balance represents REO at December 31, 2012 which has been impaired subsequent to foreclosure. Amounts are included in continuing operations. For the year ended December 31, 2012, the $13.3 million loss represents additional impairment write-downs during 2012.
(2)
For the year ended December 31, 2012, the Company recorded $625 thousand in losses resulting from changes in lease liabilities as a result of changes in the Company's expected minimum future lease payments, net.
(3)
Total losses reflect losses from all nonrecurring measurements during the period.

           Real estate owned—REO consists of residential real estate acquired in satisfaction of loans. Upon foreclosure, REO is adjusted to the estimated fair value of the residential real estate less estimated selling and holding costs, offset by expected contractual mortgage insurance proceeds to be received, if any. Subsequently, REO is recorded at the lower of carrying value or estimated fair value less costs to sell. REO balance representing REOs which have been impaired subsequent to foreclosure are subject to nonrecurring fair value measurement and included in the nonrecurring fair value measurements tables. Fair values of REO are generally based on observable market inputs, and considered Level 2 measurements at December 31, 2013.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           Lease liability—In connection with the discontinuation of our non-conforming mortgage, retail mortgage, warehouse lending and commercial operations, a significant amount of office space that was previously occupied is no longer being used by the Company. The Company has subleased a significant amount of this office space. The Company has recorded a liability representing the present value of the minimum lease payments over the remaining life of the lease, offset by the expected proceeds from sublet revenue related to this office space. This liability is based on present value techniques that incorporate the Company's judgments about estimated sublet revenue and discount rates. Therefore, this liability is considered a Level 3 measurement at December 31, 2013.

           Deferred charge—Deferred charge represents the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH in prior years. The Company evaluates the deferred charge for impairment quarterly using internal estimates of estimated cash flows and lives of the related mortgages retained in the securitized mortgage collateral. If the deferred charge is determined to be impaired, it is recognized as a component of income tax expense. There was no impairment of the deferred charge in 2013 or 2012. Deferred charge is considered a Level 3 measurement at December 31, 2013.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Note 15.—Reconciliation of Earnings Per Share

           The following table presents the computation of basic and diluted earnings per common share, including the dilutive effect of stock options and cumulative redeemable preferred stock outstanding for the periods indicated:

	For the year ended December 31,
	2013	2012
Numerator for basic earnings (loss) per share:
(Loss) earnings from continuing operations	$(5,011)	$13,045
Net earnings attributable to noncontrolling interest	(136)	(871)

(Loss) earnings from continuing operations attributable to IMH	(5,147)	12,174
Loss from discontinued operations	(3,037)	(15,549)

Net loss attributable to IMH common stockholders	$(8,184)	$(3,375)

Numerator for diluted earnings (loss) per share:
(Loss) earnings from continuing operations attributable to IMH	$(5,147)	$12,174
Interest expense attributable to convertible notes	-	-

(Loss) earnings from continuing operations attributable to IMH plus interest expense attributable to convertible notes	(5,147)	12,174
Loss from discontinued operations	(3,037)	(15,549)

Net loss attributable to IMH common stockholders plus interest expense attributable to convertible notes	$(8,184)	$(3,375)

Denominator for basic earnings (loss) per share (1):
Basic weighted average common shares outstanding during the year	8,749	7,914

Denominator for diluted earnings (loss) per share (1):
Basic weighted average common shares outstanding during the year	8,749	7,914
Net effect of dilutive convertible notes	-	-
Net effect of dilutive stock options and RSU's	-	-

Diluted weighted average common shares	8,749	7,914

Earnings (loss) per common share – basic and diluted:
(Loss) earnings from continuing operations attributable to IMH	$(0.59)	$1.54
Loss from discontinued operations	$(0.35)	(1.96)

Net loss per share available to common stockholders	$(0.94)	$(0.42)

(1)
Share amounts presented in thousands.

           The anti-dilutive stock options outstanding for the years ending December 31, 2013 and 2012 were 2.6 million and 797 thousand shares, respectively. Included in the anti-dilutive shares for 2013 are 1.8 million shares attributable to the Convertible Notes.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Note 16.—Income Taxes

           The Company is subject to federal income taxes as a regular (Subchapter C) corporation and files a consolidated U.S. federal income tax return.

           Income taxes for the years ended December 31, 2013 and 2012 were as follows:

	For the year ended December 31,
	2013	2012
Current income taxes:
Federal	$21	$-
State	144	48

Total current income taxes	165	48

Deferred income taxes:
Federal	(1,038)	1,081
State	(158)	115

Total deferred income tax (benefit) expense	(1,196)	1,196

Total income tax (benefit) expense	$(1,031)	$1,244

           The Company recorded income tax (benefit) expense of $(1.0) million and $1.2 million for the years ended December 31, 2013 and 2012, respectively. The income tax benefit for 2013 is the result of the inclusion of AmeriHome in the IMH federal income tax return due to the Company's increased ownership of AmeriHome during the first quarter of 2013. Additionally, federal alternative minimum tax was expensed during 2013. The state income taxes are primarily from states where the Company does not have net operating loss carryforwards. The income tax expense for 2012 is the result of deferred income tax for AmeriHome which was an unconsolidated tax subsidiary as well as state income taxes primarily from states where the Company does not have net operating loss carryforwards.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           Deferred tax assets are comprised of the following temporary differences between the financial statement carrying value and the tax basis of assets:

	For the year ended December 31,
	2013	2012
Deferred tax assets:
Fair value and REMIC transactions (1)	$420,342	$428,910
Federal and state net operating losses	88,701	85,037
Derivative liabilities	2,980	5,641
Real estate owned	1,892	3,612
Depreciation and amortization	614	1,324
Compensation and other accruals	3,485	2,688
Other	1,622	1,005

Total gross deferred tax assets	519,636	528,217
Deferred tax liabilities:
Mortgage servicing rights	(14,359)	(4,233)

Total gross deferred tax liabilities	(14,359)	(4,233)
Valuation allowance	(505,277)	(525,180)

Total net deferred tax liability	$-	$(1,196)

(1)
Includes the (i) change in fair value of net trust assets and LHFS, (ii) REMIC transactions—tax versus book difference (iii) loan losses, and (iv) interest accretion.

           The following is a reconciliation of income taxes to the expected statutory federal corporate income tax rates for the years ended December 31, 2013 and 2012:

	For the year ended December 31,
	2013	2012
Expected income tax (benefit) expense	$(2,115)	$5,001
State tax, net of federal benefit	(178)	955
Change in valuation allowance	1,214	(4,288)
Other	48	(424)

Total income tax (benefit) expense	$(1,031)	$1,244

           As of December 31, 2013, the Company had estimated federal and California net operating loss (NOL) carryforwards of approximately $518.7 million and $437.0 million, respectively, of which approximately $293.1 million (federal) relate to discontinued operations. Federal and state net operating loss carryforwards begin to expire in 2027 and 2018, respectively.

           The Company has recorded a valuation allowance against its net deferred tax assets as management believes that as of December 31, 2013 and 2012, it is more likely than not that the deferred tax assets will not be recoverable. For December 31, 2012 the net deferred tax liability relates to AmeriHome and primarily represents mortgage servicing rights. At December 31, 2012, AmeriHome was not part of the Company's federal consolidated tax group, therefore the NOL carryforward of IMH could not be utilized to offset the subsidiary's income tax expense and deferred tax liabilities.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           At December 31, 2013 discontinued operations had gross deferred tax assets of $113.0 million which had a full valuation allowance.

           The Company files numerous tax returns in various jurisdictions. While the Company is subject to examination by various taxing authorities, the Company believes there are no unresolved issues or claims likely to be material to its financial position. A subsidiary of the Company had been examined by the IRS for tax years 2006 and 2008. The Company classifies interest and penalties on taxes as provision for income taxes. As of December 31, 2013 and 2012, the Company has no material uncertain tax positions.

           The Company recognizes tax benefits associated with the exercise of stock options directly to stockholders' equity only when realized. A windfall tax benefit occurs when the actual tax benefit realized upon an employee's disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award. At December 31, 2013, deferred tax assets do not include $3.8 million of excess tax benefits from stock-based compensation.

Note 17.—Segment Reporting

           The Company has three primary reporting segments within continuing operations which include mortgage lending, real estate services and long-term mortgage portfolio. Unallocated corporate and other administrative costs, including the costs associated with being a public company, are presented in Corporate.

           The following table presents selected balance sheet data by reporting segment as of the dates indicated:

Balance Sheet Items as of December 31, 2013:	Mortgage Lending	Real Estate Services	Long-term Portfolio	Corporate	Discontinued Operations	Consolidated
Cash and cash equivalents	$9,451	$(74)	$-	$592	$-	$9,969
Restricted cash	1,467	-	-	-	-	1,467
Mortgage loans held-for-sale	129,191	-	-	-	-	129,191
Mortgage servicing rights	35,981	-	-	-	-	35,981
Trust assets	-	-	5,513,166	-	-	5,513,166
Other assets (1)	(671)	8,122	56	18,767	2,277	28,551
Total assets	175,419	8,048	5,513,222	19,359	2,277	5,718,325
Total liabilities	141,857	1,305	5,502,765	33,644	12,883	5,692,454

Balance Sheet Items as of December 31, 2012:	Mortgage Lending	Real Estate Services	Long-term Portfolio	Corporate	Discontinued Operations	Consolidated
Cash and cash equivalents	$10,617	$1,010	$-	$1,084	$-	$12,711
Restricted cash	1,760	-	-	1,470	-	3,230
Mortgage loans held-for-sale	118,786	-	-	-	-	118,786
Mortgage servicing rights	10,703	-	-	-	-	10,703
Trust assets	-	-	5,810,506	-	-	5,810,506
Other assets (1)	(4,133)	11,823	3,182	19,728	52	30,652
Total assets	137,733	12,833	5,813,688	22,282	52	5,986,588
Total liabilities	117,555	3,278	5,794,822	22,282	18,808	5,956,745

(1)
Amounts represent reclassifications of balances within the discontinued operations segment to reflect balances within continuing operations as presented in the accompanying consolidated balance sheets.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           The following table presents selected statement of operations information by reporting segment for the years ended December 31, 2013 and 2012:

Statement of Operations Items for the year ended December 31, 2013:	Mortgage Lending	Real Estate Services	Long-term Portfolio	Corporate	Consolidated
Gain on sale of loans, net	$55,302	$-	$-	$-	$55,302
Servicing income, net	4,240	-	-	-	4,240
Real estate services fees, net	-	19,370	-	-	19,370
Other revenue	6,758	-	833	(20)	7,571
Other income (expense)	4	19	(3,371)	(1,103)	(4,451)
Total expense	(67,405)	(6,139)	(1,713)	(12,817)	(88,074)

(Loss) earnings from continuing operations before income taxes	$(1,101)	$13,250	$(4,251)	$(13,940)	(6,042)

Income tax benefit from continuing operations					(1,031)

Loss from continuing operations					(5,011)
Loss from discontinued operations, net of tax					(3,037)

Net loss					(8,048)
Net earnings attributable to noncontrolling interest					(136)

Net loss attributable to common stockholders					$(8,184)

Statement of Operations Items for the year ended December 31, 2012:	Mortgage Lending	Real Estate Services	Long-term Portfolio	Corporate	Consolidated
Gain on sale of loans, net	$72,719	$-	$-	$-	$72,719
Servicing income, net	1,198	-	-	-	1,198
Real estate services fees, net	-	21,218	-	-	21,218
Other revenue	(901)	-	1,904	(46)	957
Other income (expense)	(673)	27	(4,251)	(30)	(4,927)
Total expense	(53,860)	(8,664)	(1,380)	(12,972)	(76,876)

Earnings (loss) from continuing operations before income taxes	$18,483	$12,581	$(3,727)	$(13,048)	14,289

Income tax expense from continuing operations					1,244

Earnings from continuing operations					13,045
Loss from discontinued operations, net of tax					(15,549)

Net loss					(2,504)
Net earnings attributable to noncontrolling interest					(871)

Net loss attributable to common stockholders					$(3,375)

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Note 18.—Commitments and Contingencies (Continuing and Discontinued Operations)

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

           In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and estimable. In any cases, there may be an exposure to losses in excess of any such amounts whether accrued or not. Any estimated loss is subject to significant judgment and is based upon currently available information, a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated loss will change from time to time, and actual results may vary significantly from the current estimate. Therefore, an estimate of possible loss represents what the Company believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company's maximum loss exposure. At December 31, 2013, the Company has a $4.2 million accrued liability recorded for such estimated loss exposure.

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

           The legal matters summarized below are ongoing and may have an effect on the Company's business and future financial condition and results of operations:

           On or about April 20, 2011, an action was filed entitled Federal Home Loan Bank of Boston v. Ally Financial Inc., et al, naming IMH Assets Corp, IFC, the Company, and ISAC as defendants. The complaint alleges misrepresentations in the materials used to market mortgage-backed securities that the plaintiff purchased. The complaint seeks damages and attorney's fees in an amount to be established at time of trial. The case was removed to the United States District Court for the District of Massachusetts and on September 30, 2013, the Court granted the Company's motion to dismiss claims against it arising under the Massachusetts Uniform Securities Act. The case remains pending as to other claims against the Company.

           On January 30, 2012, a Summons with Notice was filed entitled Deutsche Zentral-Genossenschaftsbank AG New York Branch, dba DZ Bank AG, New York Branch v. JPMorgan Chase & Co., et al. Named as a defendant in that action is ISAC. On August 3, 2012, a Consolidated Complaint was filed in which the above matter was consolidated with two other cases by the same plaintiff and DG Holding Trust. ISAC first received a copy of the complaint during the third quarter of

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

2012. The Consolidated Complaint alleges misrepresentations in connection with the marketing and sale of mortgage backed securities issued by ISAC that the plaintiff purchased. The complaint seeks rescission, damages, prejudgment interest, punitive damages, and attorney's fees in an amount to be proven at trial. On November 15, 2013, the plaintiff filed an amended complaint. Discovery in this matter is proceeding at this time.

           On April 30, 2012 a purported class action was filed entitled Marentes v. Impac Mortgage Holdings, Inc., alleging that certain loan modification activities of the Company constitute an unfair business practice, false advertising and marketing, and that the fees charged are improper. The complaint seeks unspecified damages, restitution, injunctive relief, attorney's fees and pre-judgment interest. On August 22, 2012, the plaintiff filed an amended complaint adding Impac Funding Corporation as a defendant. On October 2, 2012, the plaintiff dismissed Impac Mortgage Holdings, Inc., without prejudice. On December 27, 2012, the court granted IFC's motion to dismiss and on January 30, 2013, the plaintiffs appealed the court's dismissal. The plaintiff's appeal remains pending.

           In October 2011 and November 2012, the Company received letters from Countrywide Securities Corporation (Countrywide), Merrill Lynch, Pierce, Fenner & Smith Incorporated (Merrill Lynch), and UBS Securities LLC (UBS) claiming indemnification relating to mortgage backed securities bonds issued, originated or sold by ISAC, IFC, IMH Assets Corp. and the Company. The claims seek indemnification from claims asserted against Countrywide, Merrill Lynch, and UBS in specified legal actions entitled American International Group Inc. v. Bank of America Corp., et al, in the United States District Court for the Southern District of New York and Federal Home Loan Bank of Boston v. Ally Financial, Inc., et al, in the United States District Court for the District of Massachusetts. The notices each seek indemnification for all losses, liabilities, damages and legal fees and costs incurred in those actions. Further related to these claims, the Company received a demand from American International Group (AIG) for claims it purports to have based upon 12 Residential Mortgage Backed Securities it purchased in which the Company was depositor, sponsor, seller and/or originator. AIG contends it has suffered almost $800 million in losses on the securities and contends there were misrepresentations and breaches of representations and warranties regarding the securities. In October 2012 and January 2013, Deutsche Bank issued indemnification demands to IFC for claims asserted against them in the Superior Court of New York in a case entitled Royal Park Investments SA/NV v. Merrill Lynch, et. al and Dealink Funding Ltd. v. Deutsche Bank. In February of 2013 the Company also received a notice of intent to seek indemnification on behalf of Deutsche Bank AG, Deutsche Bank Securities, Inc., DB Structured Products, Inc., ACE Securities Corp and Deutsche Alt-A Securities, Inc. The claim relates to an action filed against those entities in the Superior Court of New York.

           On December 7, 2011 a purported class action was filed entitled Timm, v. Impac Mortgage Holdings, Inc, et al. alleging on behalf of holders of the Company's 9.375% Series B Cumulative Redeemable Preferred Stock (Preferred B) and 9.125% Series C Cumulative Redeemable Preferred Stock (Preferred C) who did not tender their stock in connection with the Company's 2009 completion of its Offer to Purchase and Consent Solicitation that the Company failed to achieve the required consent of the Preferred B and C holders, the consents to amend the Preferred stock were not effective because they were given on unissued stock (after redemption), the Company tied the tender offer with a consent requirement that constituted an improper "vote buying" scheme, and that the tender offer was a breach of a fiduciary duty. The action seeks the payment of two quarterly dividends for the Preferred B and C holders, the unwinding of the consents and reinstatement of the cumulative dividend on the Preferred B and C stock, and the election of two directors by the Preferred B and C holders. The action also seeks

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

punitive damages and legal expenses. The court, on January 28, 2013, dismissed all individual director and officer defendants from the case and further dismissed the Second, Third and Fifth causes of action. The remaining causes of action against the Company allege the Preferred B holders did not approve amendments to its Articles Supplementary and the holders thereof seek to recover two quarters of dividends and to elect two members to the Board of Directors of the Company. On November 27, 2013, the court denied the plaintiff's motion to reconsider the court's January 28, 2013, order. The Company has filed a motion for summary judgment on the remaining claims and that motion is currently pending.

           The legal matters summarized below are ongoing but management believes these matters have been resolved in a satisfactory manner.

           On October 16, 2012, a matter was filed entitled Deutsche Bank National Trust Company, in its individual capacity, and as Indenture Trustee of Impac Secured Assets CMB Trust Series 1998-1, Impac CMB Trust Series 1999-2, 2000-2, 2001-4, 2002-1, and 2003-5, and Impac Real Estate Asset Trust Series 2006-SD1 v. Impac Mortgage Holdings, Inc., et al. The action alleges the defendants owe the plaintiff indemnification for settlements that the plaintiff allegedly entered into in connection with the Gilmor, et al. v. Preferred Credit Corp., et al. matter described above. The plaintiff seeks declaratory and injunctive relief and unspecified damages and the case remains pending. On March 11, 2014, the parties entered into a settlement agreement, subject to court approval, whereby the Company agreed to pay$1.65 million which is payable in installments in either cash or Company stock, at the Company's option.

           On May 15, 2013, a matter was filed entitled Wilmington Trust Company, in its individual capacity, and as Owner Trustee of Impac Secured Assets CMN Trust Series 1998-1 and Impac CMB Trust Series 1999-1, 1999-2, 2000-1, 2000-2, 2001-4, 2002-1, and 2003-5 v. Impac Secured Assets Corp., et al. The action alleges the defendants owe the plaintiff indemnification for settlements that the plaintiff allegedly entered into in connection with the Gilmor, et al. v. Preferred Credit Corp., et al. matter, which was settled and approved by the court in March 2013. The plaintiff seeks declaratory and injunctive relief and unspecified damages. On January 10, 2014, the parties entered into a settlement agreement whereby the Company agreed to pay $1.05 million, which is payable in either cash or Company stock, at the Company's option.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Lease Commitments

           The Company leases office space and certain office equipment under long-term leases expiring at various dates through 2016. Future minimum commitments under non-cancelable leases are as follows:

	Operating Leases	Capital Leases	Total
Year 2014	$8,697	$657	$9,354
Year 2015	8,391	516	8,907
Year 2016	6,543	145	6,688
Year 2017	-	-	-
Year 2018 and thereafter	-	-	-

Subtotal	23,631	1,318	24,949
Sublet income	(8,415)	-	(8,415)

Total lease commitments	$15,216	$1,318	$16,534

           Total rental expense for the years ended December 31, 2013 and 2012 was $5.8 million and $5.3 million, respectively. During 2013 and 2012, approximately $5.7 million and $5.3 million, respectively, were charged to continuing operations, and are included in occupancy expense in the consolidated statements of operations. Included in rent expense for 2013 and 2012, is an increase of $202 thousand and $625 thousand, respectively, related to changes in estimated lease liabilities as a result of changes in our expected minimum future lease payments.

           Interest expense on the capital leases was $58 thousand and $25 thousand for the years ended December 31, 2013 and 2012, respectively.

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

           The activity related to the continuing operations repurchase reserve for previously sold loans for the years ended December 31, 2013 and 2012 is as follows:

	For the year ended December 31,
	2013	2012
Beginning balance	$2,392	$603
Provision for repurchases	1,750	1,789
Settlements	(129)	-

Total repurchase reserve	$4,013	$2,392

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           The activity related to the discontinued operations repurchase reserve for previously sold loans for the years ended December 31, 2013 and 2012 is as follows:

	For the year ended December 31,
	2013	2012
Beginning balance	$8,170	$5,213
Provision for repurchases	1,312	5,713
Settlements	(4,017)	(2,756)

Total repurchase reserve	$5,465	$8,170

Concentration of Risk

           The aggregate unpaid principal balance of loans in the Company's long-term mortgage portfolio secured by properties in California and Florida was $3.8 billion and $802.2 million, or 52% and 11%, respectively, at December 31, 2013.

           The Company does not have a significant concentration of risk to any individual client except for the U.S. government and its agencies relating to its concentration of loan sales. However, a geographic concentration arises because the Company originates mortgage loans primarily in the following states California (33%), Oregon (16%), Washington (11%) and Idaho (5%).

Note 19.—Share Based Payments and Employee Benefit Plans

           The Company maintains a stock-based incentive compensation plan, the terms of which are governed by the 2010 Omnibus Incentive Plan (the 2010 Incentive Plan). The 2010 Incentive Plan provides for the grant of stock appreciation rights, restricted stock units, performance shares and other stock and cash-based incentive awards. Employees, directors, consultants or other persons providing services to the Company or its affiliates are eligible to receive awards pursuant to the 2010 Incentive Plan. In connection with the adoption of the 2010 Incentive Plan, the Company's 2001 Stock Plan, which was scheduled to expire in March 2011, was frozen. Further, all outstanding awards under the 2001 Stock Plan, as well as the Company's previous 1995 Stock Option, Deferred Stock and Restricted Stock Plan (together with the 2001 Stock Plan, the "Prior Plans"), were assumed by the 2010 Incentive Plan. During the third quarter of 2013, the shareholders voted on and approved the amendment to the 2010 Omnibus Incentive Plan to increase the shares subject to the plan by 300,000 shares. As of December 31, 2013, the aggregate number of shares reserved under the 2010 Incentive Plan is 1,136,510 shares (including all outstanding awards assumed from Prior Plans), and there were 77,322 shares available for grant as stock options, restricted stock and deferred stock awards. The Company issues new shares of common stock to satisfy stock option exercises. There were 255,000 options granted during the third quarter of 2013.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           The fair value of options granted, which is amortized to expense over the option vesting period, is estimated on the date of grant with the following weighted average assumptions:

	For the year ended December 31,
	2013	2012
Risk-free interest rate	1.46%	0.60% - 0.65%
Expected lives (in years)	5.56	4.55 - 4.90
Expected volatility (1)	78.58%	209.30% - 214.13%
Expected dividend yield	0.00%	0.00%
Fair value per share	$7.03	$13.51 - $13.53

(1)
Expected volatilities are based on both the implied and historical volatility of the Company's stock over the expected option life.

           The following table summarizes activity, pricing and other information for the Company's stock options for the years presented below:

	For the year ended December 31,
	2013		2012
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Options outstanding at beginning of year	796,795	$7.89	1,241,808	$3.64
Options granted	255,000	10.65	269,500	13.81
Options exercised	(121,576)	1.45	(659,071)	1.88
Options forfeited / cancelled	(143,087)	11.76	(55,442)	12.96

Options outstanding at end of year	787,132	$9.07	796,795	$7.89

Options exercisable at end of year	424,888	$6.72	420,475	$5.39

           The aggregate intrinsic value in the following table represents the total pre-tax intrinsic value, based on the Company's closing stock price of $5.98 and $14.10 per common share as of December 31, 2013 and 2012, respectively. Aggregate intrinsic value represents the amount of proceeds the option

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

holders would have received had all option holders exercised their options and sold the stock as of that date.

	As of December 31,
	2013		2012
	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at end of year	7.92	$1,325,207	7.32	$5,766

Options exercisable at end of year	6.73	$1,325,207	5.51	$4,476

           As of December 31, 2013, there was approximately $3.0 million of total unrecognized compensation cost related to stock option compensation arrangements granted under the plan, net of estimated forfeitures. That cost is expected to be recognized over the remaining weighted average period of 1.97 years.

           For the years ended December 31, 2013 and 2012, the aggregate grant-date fair value of stock options granted was approximately $2.7 million and $3.7 million, respectively.

           For the years ended December 31, 2013 and 2012, total stock-based compensation expense was $2.0 million and $449 thousand, respectively.

           Additional information regarding stock options outstanding as of December 31, 2013 is as follows:

	Stock Options Outstanding			Options Exercisable
Exercise Price Range	Number Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 0 - 0.53	132,510	5.44	$0.53	132,510	$0.53
0.54 - 2.73	114,000	6.93	2.73	114,000	2.73
2.74 - 2.80	73,122	6.58	2.80	73,122	2.80
2.81 - 10.65	227,000	9.56	10.65	-	-
10.66 - 13.81	236,500	8.76	13.81	101,256	13.81
13.82 - 217.70	4,000	0.47	217.70	4,000	217.70

$ 0.53 - 217.70	787,132	7.92	9.07	424,888	6.72

           In addition to the options granted, the Company has granted deferred stock units (DSU's), which vest over two and three year periods. The fair value of each DSU was measured on the date of grant using the grant date price of the Company's stock. For the years ended December 31, 2013 and 2012,

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

the aggregate grant-date fair value of DSU's granted was approximately $320 thousand and $249 thousand, respectively.

           The following table summarizes activity, pricing and other information for the Company's DSU's for the years presented below:

	For the year ended December 31,
	2013		2012
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
DSU's outstanding at beginning of year	42,000	$7.48	24,000	$2.73
DSU's granted	30,000	10.65	18,000	13.81
DSU's exercised	-	-	-	-
DSU's forfeited/cancelled	-	-	-	-

DSU's outstanding at end of period	72,000	$8.80	42,000	$7.48

           As of December 31, 2013, there was approximately $385 thousand of total unrecognized compensation cost related to the DSU compensation arrangements granted under the plan. This cost is expected to be recognized over a weighted average period of 2.08 years.

401(k) Plan

           After meeting certain employment requirements, employees can participate in the Company's 401(k) plan. Under the 401(k) plan, employees may contribute up to 25% of their salaries, pursuant to certain restrictions. The Company matches 50% of the first 4% of employee contributions. Additional contributions may be made at the discretion of the board of directors. During the year ended December 31, 2013, the Company recorded approximately $473 thousand for basic matching contributions. During the year ended December 31, 2012, the Company recorded approximately $274 thousand for basic matching contributions. There were no discretionary matching contributions recorded during the years ended December 31, 2013 or 2012.

Note 20.—Related Party Transactions

           Historically, mortgage loans have been extended to officers and directors of the Company. All such loans were made at the prevailing market rates and conditions existing at the time. During 2013, no mortgage loans were extended to officers or directors. During 2012, a mortgage loan was extended to an officer at market terms. The loan was subsequently sold to a third party.

           During 2013, the Company incurred an expense of $132,000 from a vendor partially owned by an officer. Services were at arms-length and performed at prevailing market rates.

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

Note 21.—Discontinued Operations

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

           The following table presents the discontinued operations' condensed balance sheets as of December 31, 2013 and 2012:

	At December 31,
	2013	2012
Cash and cash equivalents	$-	$44
Other assets	2,277	8

Total assets	$2,277	$52

Repurchase reserve	$5,465	$8,170
Legal settlements	3,775	6,100
Other liabilities	3,643	4,538

Total liabilities	$12,883	$18,808

           The following table presents discontinued operations' condensed statement of operations for the years ended December 31, 2013 and 2012:

	For the years ended December 31,
	2013	2012
Provision for repurchases	$(1,312)	$(5,713)
Legal settlements	(3,775)	(6,100)
Other income (expense)	2,050	(3,736)

Net loss	$(3,037)	$(15,549)

Note 22.—Tax Benefits Preservation Rights Plan

           In September 2013, the Company adopted a Tax Benefits Preservation Rights Agreement (Rights Plan), which is subject to stockholder approval, to help preserve the value of certain deferred tax benefits, including those generated by net operating losses (collectively, Tax Benefits). In general, the Company may "carry forward" net operating losses in certain circumstances to offset current and future

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

taxable income, which will reduce federal and state income tax liability, subject to certain requirements and restrictions. The Company's ability to use these Tax Benefits would be substantially limited and impaired if it were to experience an "ownership change" for purposes of Section 382 of the Internal Revenue Code of 1986, as amended (the "Code") and the Treasury Regulations promulgated thereunder. Generally, the Company will experience an "ownership change" if the percentage of the shares of Common Stock owned by one or more "five-percent shareholders" increases by more than 50 percentage points over the lowest percentage of shares of Common Stock owned by such stockholder at any time during the prior three year on a rolling basis. As such, the Rights Plan has a 4.99% "trigger" threshold that is intended to act as a deterrent to any person or entity seeking to acquire 4.99% or more of the outstanding Common Stock without the prior approval of the Board. The Rights Plan also has certain ancillary anti-takeover effects. The rights accompany each share of common stock of the Company and are evidenced by ownership of common stock. The rights are not exercisable except upon the occurrence of certain change of control events. Once triggered, the rights would entitle the stockholders, other than a person qualifying as an "Acquiring Person" pursuant to the rights plan, to certain "flip-in", "flip-over" and exchange rights. The rights issued under the Rights Plan may be redeemed by the board of directors at a nominal redemption price of $0.001 per right, and the board of directors may amend the rights in any respect until the rights are triggered.

Note 23.—Subsequent Events

           On January 15, 2014, pursuant to the terms of the Settlement Agreement with Citigroup Global Market, Inc. ("Citigroup"), the Company made its final installment with the issuance to Citigroup of 75,000 shares of the Company's common stock. As previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, on December 20, 2012, the Company entered into a Settlement Agreement with Citigroup regarding a lawsuit initially filed on May 26, 2011 in the U.S. District Court of Central District of California. Pursuant to the Settlement Agreement, the Company agreed to pay Citigroup an aggregate of $3.1 million of its common stock within a 12 month period. On January 24, 2013, the court approved the Settlement Agreement. The Company previously issued to Citigroup 84,942 shares of its common stock on January 30, 2013, 100,000 shares of common stock on June 26, 2013 and 100,000 shares on December 23, 2013.

           In January 2014, repurchase agreement 4 was amended to increase the maximum borrowing capacity from $100.0 million to $125.0 million.

           In March 2014, the Company sold AmeriHome for $10.2 million in cash, recording a gain of approximately $3.0 million dollars. In conjunction with the transaction, as required by Fannie Mae, the Company used $3.0 million of the proceeds to reduce our legacy repurchase liability with Fannie Mae.

           In March 2014, repurchase agreement 3 was amended to extend the maturity date to June 2014.

           Subsequent events have been evaluated through the date of this filing.