Form 10-K/A
period 2013-12-31
IMPAC MORTGAGE HOLDINGS INC
filed 2014-04-30
CIK 1000298

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☒

As of June 30, 2013, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $66.0 million, based on the closing sales price of common stock on the NYSE MKT on June 28, 2013. For purposes of the calculation only, all directors and executive officers and beneficial holders of more than 10% of the stock of the registrant have been deemed affiliates. There were 9,160,309 shares of common stock outstanding as of April 25, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K/A:

None.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this "Amendment") amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the "Original Filing"), originally filed with the Securities and Exchange Commission (the "SEC") on March 20, 2014, of Impac Mortgage Holdings, Inc. Because we do not expect to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2013, we are filing this Amendment to provide the information required by Items 10, 11, 12, 13 and 14 of Part III of the SEC's Form 10-K and not included in the Original Filing.

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

IMPAC MORTGAGE HOLDINGS, INC.
2013 FORM 10-K/A ANNUAL REPORT
(Amendment No. 1)

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

NAME	AGE	POSITION
Joseph R. Tomkinson	66	Chairman of the Board and Chief Executive Officer
William S. Ashmore	64	President and Director
James Walsh	64	Director
Frank P. Filipps	66	Director
Stephan R. Peers	61	Director
Leigh J. Abrams	71	Director
Todd R. Taylor	49	Executive Vice President and Chief Financial Officer
Ronald M. Morrison	63	General Counsel, Executive Vice President and Secretary

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

Todd R. Taylor has had the position of Chief Financial Officer and Executive Vice President since November 2008. From February 2008 until November 2008, Mr. Taylor had the position of Interim Chief Financial Officer. Mr. Taylor joined IMH in October 2004 as the Senior Vice President, Controller and served in this position until he was promoted to Senior Vice President and Director of Accounting in June 2006. Mr. Taylor served as the Senior Vice President and Director of Accounting until October 2007 when he was promoted to Chief Accounting Officer in October 2007 in which he served until he was appointed to the Interim Chief Financial Officer in February 2008. Prior to joining IMH, Mr. Taylor served as the Chief Financial Officer and Secretary for Primal Solutions, Inc. from August 2003 until October 2004. Mr. Taylor earned his B.A. degree in Business from California State University at Fullerton and is a certified public accountant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership of such securities with the SEC. Directors, executive officers and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on review of the copies of such reports furnished to us during the fiscal year ended December 31, 2013, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% stockholders were satisfied by such persons except for the following: each of Leigh Abrams, Frank Filipps, Stephan Peers, James Walsh, Todd Taylor, Ron Morrison, William Ashmore and Joseph Tomkinson filed a late Form 4 report each for one transaction; Richard H. Pickup filed three late Form 4 reports with a total of 36 transactions; RHP Trust filed a two late Form 4 reports with a total of 4 transactions; and Todd M. Pickup filed a late Form 4 report with a total of two transactions.

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

Recommendation of Nominees to Our Board of Directors

Information concerning our procedures by which stockholders may recommend nominees to our board of directors is set forth in our proxy statement relating to our 2013 Annual Meeting of Stockholders under the heading "Corporate Governance and Board Matters—The Director Nomination Process." We have not made any material changes to these procedures since they were last disclosed in our proxy statement.

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

ITEM 11.    EXECUTIVE COMPENSATION

Compensation of Executive Officers

Summary Compensation Table

The following table presents compensation earned by our executive officers for the years ended December 31, 2013 and 2012 (the "Named Executive Officers"). The compensation of Messrs. Tomkinson and Ashmore is based on each of their employment agreements, which are further described below under "Employment Agreements."

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(5)		All Other Compensation ($)(6)	Total ($)
Joseph R. Tomkinson	2013	600,000	—	266,250	—		14,400	880,650
Chairman of the Board and Chief Executive Director	2012	600,000	—	395,168	1,007,500	(2)	14,400	2,017,068
William S. Ashmore	2013	600,000	—	266,250	—		14,400	880,650
President	2012	600,000	—	395,168	1,007,500	(3)	14,400	2,017,068
Todd R. Taylor	2013	357,500	—	234,300	221,000	(4)	6,000	818,800
Chief Financial Officer

(1)
The amounts disclosed reflect the full grant date fair values in accordance with FASB ASC Topic 718. For assumptions used in calculation of the option awards, see "Note 19- Share Based Payments and Employee Benefit Plans" to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. See "Option Grants During 2013" below for a further description of the terms of the options.
(2)
Mr. Tomkinson's annual incentive bonus is based on 7.5% of the Company's adjusted net earnings. In 2013, Mr. Tomkinson did not earn an incentive bonus, and in 2012 he earned $1,007,500 of which approximately $254,170 was paid during 2013 and $100,000 during 2014. On March 17, 2014, Mr. Tomkinson agreed to waive $150,000 of his 2012 annual incentive bonus earned pursuant to the terms of his employment agreement during the year ended December 31, 2012. In 2011, Mr. Tomkinson earned an incentive bonus of which $145,829 was paid in 2013. Based on the waiver, the amount due to Mr. Tomkinson for his 2012 annual incentive bonus is now $503,329.
(3)
Mr. Ashmore's annual incentive bonus is based on 7.5% of the Company's adjusted net earnings. In 2013, Mr. Ashmore did not earn an incentive bonus, and in 2012 he earned $1,007,500 which was paid during 2013.
(4)
During 2013, Mr. Taylor was eligible to receive a quarterly incentive bonus of up to 65% of his bases salary based upon the achievement of mutually agreed management objectives. In 2013, Mr. Taylor earned an incentive bonus of $221,000 of which $104,000 was paid in 2013 and $58,500 was paid in 2014. The remaining amount due to Mr. Taylor for his 2013 bonus is $58,500.
(5)
Amounts set forth in this column are based on the terms of the incentive bonuses set forth in the employment agreements as described below under "Employment Agreements."
(6)
Consists of an annual car allowance.

Option Grants During 2013

The following table presents option awards granted to the Named Executive Officers during the year ended December 31, 2013 pursuant to the Company's 2010 Omnibus Incentive Plan, as amended. All of the options expire on July 23, 2023 and vest annually in one-third increments beginning on the one year anniversary of the date of grant.

Name	Grant Date	Option Awards: Number of Securities Underlying Options (#)	Exercise Price of Option Awards ($/Sh)
Joseph R. Tomkinson Chairman of the Board and Chief Executive Officer	7/23/2013	25,000	10.65
William S. Ashmore President	7/23/2013	25,000	10.65
Todd R. Taylor Chief Financial Officer	7/23/2013	22,000	10.65

Outstanding Equity Awards at December 31, 2013

The following table sets forth the outstanding stock options for each of our Named Executive Officers as of December 31, 2013.

OUTSTANDING OPTION AWARDS AT DECEMBER 31, 2013

	OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Joseph R. Tomkinson	105,660	—	0.53	6/9/2019
	48,000	—	2.73	12/3/2020
	14,625	14,625	13.81	11/27/2022
	—	25,000	10.65	7/23/2023
William S. Ashmore	16,000	—	2.73	12/3/2020
	14,625	14,625	13.81	11/27/2022
	—	25,000	10.65	7/23/2023
Todd R. Taylor	10,000	—	0.53	6/9/2019
	20,000	—	2.73	12/3/2020
	12,000	12,000	13.81	11/27/2022
		22,000	10.65	7/23/2023

Employment Agreements

Joseph R. Tomkinson and William S. Ashmore

On May 7 and May 3, 2013, Joseph R. Tomkinson, Chief Executive Officer, and William S. Ashmore, President, executed, respectively, new employment agreements with the Company. The agreements were effective as of January 1, 2013 and continue through December 31, 2015, unless terminated earlier, and may be extended by mutual written agreement of the officer and the Company.

Base Salary, Annual Bonus and Other Compensation.    The base salary for each of Messrs. Tomkinson and Ashmore is $600,000 per year and each is eligible to receive an annual bonus in an amount equal to 7.5% of the Company's adjusted net earnings (the "Annual Bonus"). The Annual Bonus is subject to a cap in any calendar year in an amount equal to 2.5 times annual base salary; provided that there will be no cap on the Annual Bonus if the officer pre-elects on or before December 31 of the prior year to receive 5.0% of adjusted net earnings during a year. The officers may elect to defer any portion of his base salary, bonuses or incentive compensation into an approved Company-sponsored deferred compensation plan.

An amount equal to 80% of the estimated Annual Bonus will be paid within 10 days after the Company has determined its adjusted net earnings for the year for which the annual bonus is to be paid and the remaining amount will be finally calculated and paid within 10 days after the release of the Company's audited financial statements for the year. The Annual Bonus is required to be paid by the Company by December 31 of the calendar year immediately following the year for which adjusted net earnings is determined for purposes of the Annual Bonus. If it is determined that any bonus or incentive compensation is underpaid or overpaid to the officer, then the Company will either pay the amount owed within 15 days after the determination is made by the Compensation Committee of the Board of Directors or offset an overpayment against the officer's next bonus or incentive compensation payments or require the officer to repay such amounts, as applicable.

For purposes of the Annual Bonus, "adjusted net earnings" means the net earnings (loss) attributable to common stockholders excluding (1) any adjustment relating to change in fair value of net trust assets, change in fair value of long-term debt (including preferred stock) and noncash level yield long-term debt, (ii) any accrual already made with respect to the officer's bonus compensation, (iii) any charge relating to amortization of deferred charges, and (iv) any adjustment relating to lower of cost or market and repurchase liability of the discontinued operations.

Messrs. Tomkinson and Ashmore are also eligible to receive paid vacation, an annual car allowance of $1,200 per month, participate in the Company's health and other benefit plans, be reimbursed for reasonable and necessary business and entertainment expenses, and receive other benefits at the discretion of the Board of Directors. Each officer is prohibited, without approval from the Board of Directors, from receiving compensation, directly or indirectly, from any company with whom the Company or any of its affiliates has any financial, business, or affiliated relationship. Any amounts paid to the officer are subject to any claw back policy that the Company is required to adopt pursuant to listing standards of any national securities exchange or as otherwise required under applicable law.

Severance Compensation.    If either Mr. Tomkinson's or Mr. Ashmore's employment is terminated (a) by the Company for cause, (b) voluntarily by such officer, (c) as a result of such officer's death, (d) by mutual agreement of the parties, or (e) such officer is declared legally incompetent or he has a mental or physical condition that can reasonably be expected to prevent him from carrying out his essential duties for more than six months, then such officer will be entitled to receive the following:

     (i)  base salary earned through the termination date;

    (ii)  Annual Bonus prorated through the termination date; with 80% of the amount due relating to the Annual Bonus paid upon termination and the balance paid after the preparation of the Company's audited financial statements;

   (iii)  any expense reimbursements due and owing for reasonable and necessary business and entertainment expenses; and

   (iv)  the dollar value of accrued and unused paid time off.

If either officer is terminated (a) without cause or (b) resigns with good reason, such officer will also receive the following severance payments:

     (i)  the lesser of 18 months of base salary or the base salary payable through the balance of the employment contract term with (A) the lesser of 12 months of base salary or the balance through the employment contract term paid, and (B) the lesser of six months of base salary or the balance through the employment contract term paid over the six-month period from the termination date, in each case to be paid after the officer executes a waiver and release agreement within 52 days of the termination date;

    (ii)  incentive compensation whereby 80% of the Annual Bonus earned as of the termination date will be paid on the termination date and the remaining 20% will be paid after calculation of the Company's audited financial statements on or before December 31 of that year; and

   (iii)  health insurance benefits for 18 months following the termination date.

Each officer has agreed that if he is terminated without cause or resigns for good reason, he will not compete with the Company during the 18 months after termination, provided that the agreement not to compete will be waived if the officer foregoes the severance compensation.

Termination with cause, which will be determined only by an affirmative majority vote of the Board of Directors (not including the officer if he is a director), includes (a) conviction of, or entry of plea of nolo contendere to, a crime of dishonesty or a felony leading to incarceration of more than 90 days or a penalty or fine of $100,000 or more, (b) material and substantial failure by the officer to perform his duties after notice (and given a reasonable time to correct any failures, if possible), (c) willful misconduct or gross negligence that causes material harm, or (d) material breach by the officer of the terms of the employment agreement or any other obligation.

Good reason includes (a) material changes to employee's duties without his prior written consent, (b) relocation, without his prior written consent, of the place of principal performance of such officer's responsibilities and duties to a location more than 65 miles away, (c) a material breach by the Company of the terms of the employment agreement, including a material reduction of the officer's base salary, or (d) failure by the Company to obtain from any acquirer of the Company an agreement to assume the employment agreement prior to an acquisition. Each of Messrs. Tomkinson and Ashmore may terminate his employment for good reason upon providing the Company at least 90 days prior written notice and the Company ahs a reasonable time to cure.

Change of Control.    The employment agreements will not be terminated by merger, an acquisition by another entity, or by transferring of all or substantially all of the Company's assets. In the event of any such change of control, the surviving entity or transferee would be bound by the employment agreements.

Ron Morrison and Todd R. Taylor

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

401(k) Plan

We maintain the Impac Companies 401(k) Savings Plan for all full time employees with at least six months of service, which is designed to be tax deferred in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The 401(k) Plan provides that each participant may contribute from 1% to 25% of his or her salary pursuant to certain restrictions or up to $17,500 annually for 2013. We will contribute to the participant's plan account at the end of each plan year 50% of the first 4% of salary contributed by a participant. Under the 401(k) Plan, employees may elect to enroll on the first day of any month, provided that they have been employed for at least six months. Subject to the rules for maintaining the tax status of the 401(k) Plan, an additional company contribution may be made at our discretion, as determined by the Board of Directors. The discretionary contributions made to the plan vest over a three year period. We recorded approximately $473,000 for matching contributions and no discretionary contributions during 2013.

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

Special Services.    From time to time, the Company's non-employee directors may be asked to engage in special director services, whether or not a committee of the Board has been formed for such purpose. Such services have included and may include strategic reviews, strategic transaction oversight, independent major litigation oversight and like matters involving substantially greater commitments of time from the relevant directors. In such circumstances, the directors engaged in such efforts may receive additional fees for the duration of such service. Fees related to a special committee may be paid whether or not the matter concludes in a transaction or other specific result and may be adjusted upward or downward based on the amount of work required and any other criteria the committee and Board deem appropriate. No fees related to special services were paid during 2013.

Set forth below is the compensation earned for our non-employee directors during 2013. Messrs. Tomkinson and Ashmore received no additional compensation for their services as directors.

Director Compensation For 2013

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Total ($)
James Walsh	$110,500	$79,875	$194,375
Frank P. Filipps	118,750	79,875	198,625
Stephan R. Peers	114,250	79,875	194,125
Leigh J. Abrams	$114,500	$79,875	$190,375

(1)
The amounts disclosed reflect the full grant date fair values in accordance with FASB ASC Topic 718. For assumptions used in calculation of the awards, see note 1- stock-based compensation to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.
(2)
On July 23, 2013, each director was granted 7,500 deferred stock units pursuant to the Non-Employee Director Deferred Stock Unit Award Program. The deferred stock units vest in three equal annual installments, commencing with the first anniversary of the date of grant, subject to the director's continued service on the board of directors. The settlement of the deferred stock units and distribution of shares are further described below. As of December 31, 2013, the following deferred stock units were outstanding:

Name	Vested DSUs	Unvested DSUs
James Walsh	9,000	10,500
Frank P. Filipps	9,000	10,500
Stephan R. Peers	9,000	10,500
Leigh J. Abrams	6,000	7,500

Outstanding Stock Options as of December 31, 2013

No stock options were granted to the directors during 2013. As of December 31, 2013, the directors held the following options:

Name	Option Awards: Number of Securities Underlying Options (#)	Exercise Price of Option Awards ($)	Expiration Date
James Walsh	4,000	2.73	12/3/2020
Frank P. Filipps	6,000	2.73	12/3/2020
Stephan R. Peers	4,000	2.73	12/3/2020
Leigh J. Abrams	6,000	2.73	12/3/2020
	12,000	13.81	11/27/2022

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

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us with respect to beneficial ownership of our common stock as of April 25, 2014 by (i) each director, (ii) each Named Executive Officer, (iii) each person known to us to beneficially own more than five percent of our common stock, and (iv) all directors and executive officers as a group. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days of April 25, 2014 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated in the footnotes to the table, the beneficial owners named have, to our knowledge, sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Richard H. Pickup (2)	1,827,627	18.9%
Todd M. Pickup (3)	1,633,651	16.2%
Joseph R Tomkinson (4)	297,200	3.2%
William S Ashmore (5)	160,087	1.7%
Todd R. Taylor (6)	47,358	*
James Walsh (7)	19,377	*
Leigh J Abrams (8)	34,710	*
Stephan R Peers (9)	26,943	*
Frank P Filipps (10)	18,810	*
Directors and executive officers as a group (8 persons) (11)	642,377	6.8%

*
Indicates less than 1%
(1)
Except as otherwise noted, all named beneficial owners can be contacted at 19500 Jamboree Road, Irvine, California 92612.
(2)
According to a Schedule 13G/A filed with the SEC on February 14, 2014 and subsequent filings pursuant to Section 16 of the Exchange Act, (i) 885,587 shares are owned directly by RHP Trust, dated May 31, 2011 (the "Trust"), 100,000 shares are owned by Mr. Pickup and held in an individual retirement account, and the Trust has the right to acquire 524,138 shares at any time by converting into such shares the outstanding principal balance of Convertible Promissory Notes Due 2018 issued to the Trust, at the initial conversion price of $10.875 per share, over all of which shares Mr. Pickup exercises sole investment and voting power, and (ii) 120,000 shares are owned directly by Dito Caree LP, and 197,902 shares are owned directly by Dito Devcar LP, over all of which shares Mr. Pickup shares investment and voting power. The stockholder's and the Trust's address is 2532 Dupont Drive, Irvine, California 92612.
(3)
According to a Schedule 13G/A filed on February 14, 2014, the share amount consists of (A) (i) 71,800 shares owned directly by Mr. Pickup; (ii) 213,000 shares owned by Pickup Grandchildren's Trust; (iii) 50,000 shares owned directly by Pickup Living Trust; (iv) 300,000 shares owned directly by Vintage Trust II, dated July 19, 2007, (the "Trust"); and (v) 898,851 shares that the Trust has the right to acquire at any time by converting into such shares the outstanding principal balance of Convertible Promissory Notes Due 2018 issued to the Trust, at the initial conversion price of $10.875 per share, over all of which shares Mr. Pickup exercises sole investment and voting power, and (B) 100,000 shares owned directly by Plus Four Equity Partners, L.P., over all of which shares Mr. Pickup shares investment and voting power. The stockholder's address is 2532 Dupont Drive, Irvine, California 92612.

(4)
Represents (i) 7,854 shares of common stock, (ii) options to purchase an aggregate of 168,285 shares and (iii) 121,061 shares held in trust with Mr. Tomkinson as trustee.
(5)
Represents (i) 6,495 shares of common stock, (ii) 122,967 shares held in trust with Mr. Ashmore as trustee, and (iii) options to purchase an aggregate of 30,625 shares.
(6)
Represents (i) 5,358 shares of common stock and (ii) options to purchase an aggregate of 42,000 shares.
(7)
Represents (i) 6,377 shares of common stock, (ii) options to purchase an aggregate of 4,000 shares, and (iii) 9,000 shares with respect to vested deferred stock units.
(8)
Represents (i) 16,710 shares of common stock, (ii) options to purchase an aggregate of 12,000 shares, and (iii) 6,000 shares with respect to vested deferred stock units.
(9)
Represents (i) 13,943 shares of common stock, (i) options to purchase an aggregate of 4,000 shares, and (ii) 9,000 shares with respect to vested deferred stock units.
(10)
Represents (i) 3,810 shares of common stock, (ii) options to purchase an aggregate of 6,000 shares, and (iii) 9,000 shares with respect to vested deferred stock units.
(11)
Includes (i) options to purchase an aggregate of 289,910 shares and (ii) an aggregate of 33,000 shares with respect to vested deferred stock units.

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

The following table summarizes our equity compensation plan information as of December 31, 2013 with respect to outstanding awards and shares remaining available for issuance under our Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options (A)	Weighted-average exercise price of outstanding options (B)	Number of securities remaining available for future issuance (excluding securities in column (A)
2010 Omnibus Incentive Plan approved by stockholders	931,132	$9.03	77,322
Equity compensation plans not approved by stockholders	—	—	—
Total	931,132	$9.03	77,322

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any immediate family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the beginning of our last fiscal year, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years.

On April 29, 2013, the Company entered into a Note Purchase Agreement with trusts related to Richard H. Pickup and Todd M. Pickup, each of which beneficially own more than 5% of the Company's common stock. Pursuant to the Note Purchase Agreement, each stockholder (through their respective related entities) purchased $5,700,000 and $9,775,000, respectively, in outstanding principal balance of the Company's Convertible Promissory Notes Due 2018 (the "Notes"). The Notes mature on or before April 30, 2018 and accrue interest at a rate of 7.5% per annum, to be paid quarterly. The Notes carry an additional penalty interest rate of 2% per annum upon an event of default. The Notes have an initial conversion price of $10.875 per share, subject to adjustment for stock splits and dividends. This transaction was reported by the Company in its Current Report on Form 8-K filed with the SEC on April 30, 2013.

On March 17, 2014, Joseph Tomkinson, the Company's CEO, agreed to waive $150,000 of his annual incentive bonus earned pursuant to the terms of his employment agreement during the year ended December 31, 2012. The total annual incentive bonus for 2012 earned by Mr. Tomkinson was $1,007,500, was deferred for an indeterminate period of time. Based on the waiver, the amount due to Mr. Tomkinson for his 2012 annual incentive bonus is now $857,500.

During 2013, the Company incurred an expense of $132,000 from a vendor partially owned by Joseph Tomkinson. Services were at arms-length and performed at prevailing market rates.

Board Member Independence

We are listed on the NYSE MKT and accordingly, we have applied the listing standards of the NYSE MKT in determining the "independence" of the members of our Board of Directors. Based the listing standards of the NYSE MKT and after reviewing the relationships with members of our Board, our Board of Directors has determined, with the assistance of the Corporate Governance and Nomination Committee, that James Walsh, Frank P. Filipps, Stephan R. Peers and Leigh J. Abrams as independent members of the Board of Directors. The Governance and Nomination Committee reviews with the Board at least annually the qualifications of new and existing Board members, considering the level of independence of individual members, together with such other factors as the Board may deem appropriate, including overall skills and experience. The Governance and Nomination Committee also evaluates the composition of the Board as a whole and each of its committees to ensure the Company's on-going compliance with the independence standards of the NYSE MKT.

 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to us by Squar Milner for the years ended December 31, 2013 and 2012.

	For the Year Ended December 31,
	2013	2012
Audit fees	$750,000	$741,636
Audit-related fees (1)	32,400	32,400
Tax fees (2)	16,165	—
All other fees (3)	20,000	—

Total	$819,165	$774,036

(1)
Audit-related fees include fees for an examination under section 1122 of Regulation AB for loan servicing as well as a separate examination of certain requirements of our master servicing policies and procedures.
(2)
Tax fees relate to tax planning and consultation services.
(3)
All other fees relate to non-tax related advisory and consulting services.

Pre-Approval Policies and Procedures for Audit and Non-Audit Services

The Audit Committee pre-approves all auditing services and permitted non-audit services, including the fees and terms thereof, to be performed by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee may form and delegate authority to subcommittees consisting of one or more members of the Audit Committee when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full Audit Committee at its next scheduled meeting. In pre-approving the services in 2013 and 2012 under audit related fees, tax fees or all other fees, the Audit Committee did not rely on the de minimis exception to the SEC pre-approval requirements.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits

The exhibits listed on the accompanying Exhibit Index are incorporated by reference into this Item 15 of this Annual Report on Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on the 30th day of April 2014.

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