Form 10-Q
period 2014-03-31
IMPAC MORTGAGE HOLDINGS INC
filed 2014-05-14
CIK 1000298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

There were 9,320,309 shares of common stock outstanding as of May 09, 2014.

IMPAC MORTGAGE HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1.                CONSOLIDATED FINANCIAL STATEMENTS

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Cash and cash equivalents	$18,994	$9,969
Restricted cash	1,458	1,467
Mortgage loans held-for-sale	99,834	129,191
Mortgage servicing rights	25,079	35,981
Securitized mortgage trust assets	5,481,772	5,513,166
Assets of discontinued operations	150	2,277
Other assets	24,483	26,274
Total assets	$5,651,770	$5,718,325

LIABILITIES
Warehouse borrowings	$91,734	$119,634
Convertible notes	20,000	20,000
Long-term debt	17,235	15,871
Securitized mortgage trust liabilities	5,470,203	5,502,585
Liabilities of discontinued operations	7,190	12,883
Other liabilities	21,083	21,481
Total liabilities	5,627,445	5,692,454

Commitments and contingencies (See Note 12)

STOCKHOLDERS’ EQUITY
Series A-1 junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none issued or outstanding	—	—
Series B 9.375% redeemable preferred stock, $0.01 par value; liquidation value $16,640; 2,000,000 shares authorized, 665,592 noncumulative shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	7	7
Series C 9.125% redeemable preferred stock, $0.01 par value; liquidation value $35,127; 5,500,000 shares authorized; 1,405,086 noncumulative shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	14	14
Common stock, $0.01 par value; 200,000,000 shares authorized; 9,156,309 and 8,988,910 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	92	90
Additional paid-in capital	1,085,591	1,084,173
Net accumulated deficit:	—	—
Cumulative dividends declared	(822,520)	(822,520)
Retained deficit	(238,859)	(235,893)
Net accumulated deficit	(1,061,379)	(1,058,413)
Total stockholders’ equity	24,325	25,871
Total liabilities and stockholders’ equity	$5,651,770	$5,718,325

See accompanying notes to consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	For the Three Months
	Ended March 31,
	2014	2013
Revenues:
Gain on sale of loans, net	$4,375	$16,692
Real estate services fees, net	3,679	4,428
Servicing income, net	1,569	1,010
Other	406	1,757
Total revenues	10,029	23,887
Expenses:
Personnel expense	9,244	16,983
General, administrative and other	5,372	6,721
Total expenses	14,616	23,704
Other income (expense):
Interest income	72,021	89,130
Interest expense	(72,334)	(88,686)
Change in fair value of long-term debt	(650)	(49)
Change in fair value of net trust assets, including trust REO gains (losses)	3,038	(1,500)
Total other income (expense)	2,075	(1,105)
Loss from continuing operations before income taxes	(2,512)	(922)
Income tax expense (benefit) from continuing operations	342	(1,088)
Net (loss) earnings from continuing operations	(2,854)	166
Loss from discontinued operations, net of tax	(112)	(841)
Net loss	(2,966)	(675)
Net earnings attributable to noncontrolling interest	—	(63)
Net loss attributable to common stockholders	$(2,966)	$(738)

Earnings (loss) per common share - basic and diluted:
(Loss) earnings from continuing operations attributable to IMH	$(0.32)	$0.02
Loss from discontinued operations	(0.01)	(0.10)
Net loss per share available to common stockholders	$(0.33)	$(0.08)

See accompanying notes to consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Three Months
	Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,966)	$(675)
Change in fair value of mortgage servicing rights	961	(1,217)
Gain on sale of AmeriHome	(1,208)	—
Gain on sale of loans	(4,433)	(18,832)
Change in fair value of mortgage loans held-for-sale	(539)	135
Change in fair value of derivatives lending, net	338	1,018
Provision for repurchases	259	391
Origination of mortgage loans held-for-sale	(348,623)	(654,593)
Sale and principal reduction on mortgage loans held-for-sale	379,189	649,154
Gains from REO	(6,081)	(3,210)
Change in fair value of net trust assets, excluding REO	1,852	2,923
Change in fair value of long-term debt	650	49
Accretion of interest income and expense	49,066	56,896
Change in REO impairment reserve	3,849	(385)
Amortization of debt issuance costs and discount on note payable	12	—
Stock-based compensation	390	405
Net change in restricted cash	9	438
Net cash used in operating activities of discontinued operations	(3,544)	(4,897)
Net change in other assets and liabilities	770	2,996
Net cash provided by operating activities	69,951	30,596

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in securitized mortgage collateral	144,312	201,714
Proceeds from the sale of mortgage servicing rights	5,799	—
Finance receivable advances to customers	(2,148)	—
Repayments of finance receivables	1,300
Net change in mortgages held-for-investment	2	1
Purchase of premises and equipment	(22)	(62)
Net principal change on investment securities available-for-sale	11	34
Proceeds from the sale of REO	9,011	13,119
Proceeds from the sale of AmeriHome	10,200	—
Net cash provided by investing activities	168,465	214,806

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of warehouse borrowings	(358,079)	(606,758)
Borrowings under warehouse agreement	330,179	626,118
Repayment of line of credit	(6,000)	(1,000)
Borrowings under line of credit	7,000	4,000
Repayment of securitized mortgage borrowings	(202,294)	(268,993)
Principal payments on notes payable	—	(1,396)
Principal payments on capital lease	(188)	(134)
Proceeds from exercise of stock options	18	136
Net cash used in financing activities	(229,364)	(248,027)

Net change in cash and cash equivalents	9,052	(2,625)
Cash and cash equivalents at beginning of year	9,969	12,755
Cash and cash equivalents at end of period - continuing operations	18,994	10,057
Cash and cash equivalents at end of period - discontinued operations	27	73
Cash and cash equivalents at end of period	$19,021	$10,130

See accompanying notes to consolidated financial statements

	For the Three Months
	Ended March 31,
	2014	2013
NON-CASH TRANSACTIONS (Continuing and Discontinued Operations):
Transfer of securitized mortgage collateral to real estate owned	$9,025	$11,933
Mortgage servicing rights retained from loan sales and issuance of mortgage backed securities	3,763	4,863
Common stock issued upon legal settlement	1,012	1,100
Increase in ownership of AmeriHome	—	46

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

Financial Statement Presentation

The accompanying unaudited consolidated financial statements of IMH and its subsidiaries (as defined above) have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These interim period condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the United States Securities and Exchange Commission (SEC).

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

Recent Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2014, and interim periods within those annual periods. The Company will be required to adopt this ASU beginning with the quarter ending March 31, 2015. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

Note 2.—Mortgage Loans Held-for-Sale

A summary of the unpaid principal balance of mortgage loans held-for-sale by type is presented below:

	March 31,	December 31,
	2014	2013
Government (1)	$39,615	$81,292
Conventional (2)	56,084	44,303
Fair value adjustment	4,135	3,596
Total mortgage loans held-for-sale	$99,834	$129,191

(1)         Includes all government-insured loans including Federal Housing Administration (FHA), Veterans Affairs (VA) and United States Department of Agriculture (USDA).

(2)         Includes loans eligible for sale to Fannie Mae and Freddie Mac.

Gain on loans held-for-sale (LHFS) is comprised of the following for the three months ended March 31, 2014 and 2013:

	For the Three Months
	Ended March 31,
	2014	2013
Gain on sale of mortgage loans	$13,798	$22,201
Premium from servicing retained loan sales	3,763	4,863
Unrealized (losses) gains from derivative financial instruments	(338)	(1,018)
Realized (losses) gains from derivative financial instruments	(2,171)	2,146
Mark to market (loss) gain on LHFS	539	(135)
Direct origination expenses, net	(10,957)	(10,974)
Provision for repurchases	(259)	(391)
Total gain on sale of loans, net	$4,375	$16,692

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

The following table summarizes the activity of MSRs for the periods ending March 31, 2014 and 2013:

	March 31,	March 31,
	2014	2013
Balance at beginning of period	$35,981	$10,703
Additions from servicing retained loan sales	3,763	4,863
Reductions from bulk sales	(6,258)	(1,184)
Reduction from sale of AmeriHome	(7,446)	—
Changes in fair value (1)	(961)	1,217
Fair value of MSRs at end of period	$25,079	$15,599

(1)         Changes in fair value are included within other total revenues in the consolidated statements of operations.

At March 31, 2014 and December 31, 2013, the outstanding principal balance of the mortgage servicing portfolio is comprised of the following:

	March 31,	December 31,
	2014	2013
Government	$327,581	$1,203,478
Conventional	1,911,979	1,837,475
2010 Acquisition of AmeriHome (1)	—	87,693
Total loans serviced	$2,239,560	$3,128,646

(1)         Represents servicing portfolio acquired in the 2010 acquisition of AmeriHome and includes government and conventional loans originated by AmeriHome prior to the Company’s acquisition. During March 2014, the Company sold AmeriHome.  See Note 14. Sale of AmeriHome for more details.

The table below illustrates hypothetical changes in fair values of MSRs, caused by assumed immediate changes to key assumptions that are used to determine fair value.

Mortgage Servicing Rights Sensitivity Analysis	March 31, 2014

Fair value of MSRs	$25,079

Prepayment Speed:
Decrease in fair value from 100 basis point (bp) adverse change	(988)
Decrease in fair value from 200 bp adverse change	(1,908)

Discount Rate:
Decrease in fair value from 100 bp adverse change	(1,018)
Decrease in fair value from 200 bp adverse change	(1,959)

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

The following table presents certain information on warehouse borrowings and related accrued interest for the periods indicated:

	Maximum
	Borrowing	Balance Outstanding At
	Capacity	March 31, 2014	December 31, 2013
Short-term borrowings:
Repurchase agreement 1	$75,000	$41,031	$50,794
Repurchase agreement 2	40,000	14,971	19,493
Repurchase agreement 3 (1)	50,000	5,128	15,592
Repurchase agreement 4 (2)	125,000	30,604	33,755
Total short-term borrowings	$290,000	$91,734	$119,634

(1)         In March 2014, the maturity was extended to June 2014.

(2)         In January 2014, the maximum borrowing capacity increased from $100.0 million to $125.0 million.

Note 5.—Convertible Notes

In April 2013, the Company entered into a Note Purchase Agreement with the purchasers named therein (Noteholders), whereby the Company issued $20.0 million in original aggregate principal amount of Convertible Promissory Notes Due 2018 (Convertible Notes). The Convertible Notes mature on or before April 30, 2018 and accrue interest at a rate of 7.5% per annum, to be paid quarterly.

Note 6.—Line of Credit Agreement

In June 2013, the Company, through its subsidiaries, amended the $4.0 million working capital line of credit agreement with a national bank at an interest rate of one-month LIBOR plus 3.50% extending the expiration to June 2014.  Under the terms of the agreement the Company and its subsidiaries are required to maintain various financial and other covenants.  There was a $4.0 million outstanding balance on the working capital line of credit as of March 31, 2014, which is included in other liabilities in the accompanying consolidated balance sheets.  At March 31, 2014, the Company was not in compliance with a covenant and received a waiver.

Note 7.—Securitized Mortgage Trusts

Trust Assets

Trust assets are comprised of the following at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
Investment securities available-for-sale	$104	$108
Securitized mortgage collateral	5,460,516	5,494,152
Real estate owned	21,152	18,906
Total trust assets	$5,481,772	$5,513,166

Trust Liabilities

Trust liabilities are comprised of the following at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
Securitized mortgage borrowings	$5,461,058	$5,492,371
Derivative liabilities	9,145	10,214
Total trust liabilities	$5,470,203	$5,502,585

Change in fair value of net trust assets, including trust real estate owned (REO) gains (losses)

Changes in fair value of net trust assets, including trust REO gains (losses) are comprised of the following for the three months ended March 31, 2014 and 2013:

	For the Three Months
	Ended March 31,
	2014	2013
Change in fair value of net trust assets, excluding REO	$(3,043)	$(4,710)
Gains from REO	6,081	3,210
Change in fair value of net trust assets, including trust REO gains (losses)	$3,038	$(1,500)

Note 8.—Fair Value of Financial Instruments

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

The following table presents the estimated fair value of financial instruments included in the consolidated financial statements as of the dates indicated:

	March 31, 2014				December 31, 2013
	Carrying	Estimated Fair Value			Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$18,994	$18,994	$—	$—	$9,969	$9,969	$—	$—
Restricted cash	1,458	1,458	—	—	1,467	1,467	—	—
Mortgage loans held-for-sale	99,834	—	99,834	—	129,191	—	129,191	—
Mortgage servicing rights	25,079	—	—	25,079	35,981	—	—	35,981
Derivative assets, lending, net	1,643	—	228	1,415	1,992	—	1,079	913
Investment securities available-for-sale	104	—	—	104	108	—	—	108
Securitized mortgage collateral	5,460,516	—	—	5,460,516	5,494,152	—	—	5,494,152

Liabilities
Warehouse borrowings	$91,734	$—	$91,734	$—	$119,634	$—	$119,634	$—
Convertible notes	20,000	—	—	20,000	20,000	—	—	20,000
Long-term debt	17,235	—	—	17,235	15,871	—	—	15,871
Securitized mortgage borrowings	5,461,058	—	—	5,461,058	5,492,371	—	—	5,492,371
Derivative liabilities, securitized trusts	9,145	—	—	9,145	10,214	—	—	10,214
Line of credit	4,000	—	4,000	—	3,000	—	3,000	—

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

As a result of the lack of observable market data resulting from inactive markets, the Company has classified its investment securities available-for-sale, securitized mortgage collateral and borrowings, net derivative liabilities, securitized trusts, long-term debt, interest rate lock commitments (IRLCs) and mortgage servicing rights as Level 3 fair value measurements. Level 3 assets and liabilities were 98% and 99% and 98% and 99%, respectively, of total assets and total liabilities measured at estimated fair value at March 31, 2014 and December 31, 2013.

Recurring Fair Value Measurements

The Company assesses the financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by ASC Topic 810. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the beginning of the reporting period. There were no material transfers between our Level 1 and Level 2 classified instruments during the three months ended March 31, 2014.

The following tables present the Company’s assets and liabilities that are measured at estimated fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option at March 31, 2014 and December 31, 2013, based on the fair value hierarchy:

	Recurring Fair Value Measurements
	March 31, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investment securities available-for-sale	$—	$—	$104	$—	$—	$108
Mortgage loans held-for-sale	—	99,834	—	—	129,191	—
Derivative assets, lending, net (1)	—	228	1,415	—	1,079	913
Mortgage servicing rights	—	—	25,079	—	—	35,981
Securitized mortgage collateral	—	—	5,460,516	—	—	5,494,152
Total assets at fair value	$—	$100,062	$5,487,114	$—	$130,270	$5,531,154

Liabilities
Securitized mortgage borrowings	$—	$—	$5,461,058	$—	$—	$5,492,371
Derivative liabilities, securitized trusts (2)	—	—	9,145	—	—	10,214
Long-term debt	—	—	17,235	—	—	15,871
Total liabilities at fair value	$—	$—	$5,487,438	$—	$—	$5,518,456

(1)         At March 31, 2014, derivative assets, lending, net included $1.4 million in IRLCs and $228 thousand in Hedging Instruments, respectively, associated with the Company’s mortgage lending operations, and is included in other assets and other liabilities in the accompanying consolidated balance sheets. At December 31, 2013, derivative assets, lending, net included $913 thousand in IRLCs and $1.1 million in Hedging Instruments, respectively, associated with the Company’s mortgage lending operations, and is included in other assets and other liabilities in the accompanying consolidated balance sheets.

(2)         At March 31, 2014, derivative liabilities—securitized trusts, included $9.1 million in interest rate swaps and caps, included within trust liabilities. At December 31, 2013, derivative liabilities—securitized trusts, included $10.2 million in interest rate swaps and caps, included within trust liabilities.

The following tables present reconciliations for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2014 and 2013:

	Level 3 Recurring Fair Value Measurements
	For the three months ended March 31, 2014
	Investment securities available-for-sale	Securitized mortgage collateral	Securitized mortgage borrowings	Derivative liabilities, net, securitized trusts	Mortgage servicing rights	Interest rate lock commitments, net	Long-term debt
Fair value, December 31, 2013	$108	$5,494,152	$(5,492,371)	$(10,214)	$35,981	$913	$(15,871)
Total gains (losses) included in earnings:
Interest income (1)	7	9,815	—	—	—	—	—
Interest expense (1)	—	—	(58,174)	—	—	—	(714)
Change in fair value	—	109,886	(112,768)	(161)	(961)	513	(650)
Total gains (losses) included in earnings	7	119,701	(170,942)	(161)	(961)	513	(1,364)
Transfers in and/or out of Level 3	—	—	—	—	—	—	—
Purchases, issuances and settlements
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	3,763	—	—
Settlements	(11)	(153,337)	202,255	1,230	(13,704)	(11)	—
Fair value, March 31, 2014	$104	$5,460,516	$(5,461,058)	$(9,145)	$25,079	$1,415	$(17,235)
Unrealized gains (losses) still held (2)	$72	$(1,726,236)	$3,879,070	$(8,610)	$25,079	$1,415	$53,528

(1)             Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. The net interest income, including cash received and paid, was $1.0 million for the three months ended March 31, 2014.  The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations is primarily from contractual interest on the securitized mortgage collateral and borrowings.

(2)             Represents the amount of unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held and reflected in the fair values at March 31, 2014.

	Level 3 Recurring Fair Value Measurements
	For the three months ended March 31, 2013
	Investment securities available-for-sale	Securitized mortgage collateral	Securitized mortgage borrowings	Derivative liabilities, net, securitized trusts	Mortgage servicing rights	Interest rate lock commitments, net	Call option	Put option	Long-term debt
Fair value, December 31, 2012	$110	$5,787,884	$(5,777,456)	$(17,163)	$10,703	$3,970	$368	$(1)	$(12,731)
Total gains (losses) included in earnings:
Interest income (1)	11	15,412	—	—	—	—	—	—	—
Interest expense (1)	—	—	(71,763)	—	—	—	—	—	(556)
Change in fair value	73	234,462	(239,205)	(40)	1,217	(391)	111	1	(49)
Total gains (losses) included in earnings	84	249,874	(310,968)	(40)	1,217	(391)	111	1	(605)
Transfers in and/or out of Level 3	—	—	—	—	—		—	—	—
Purchases, issuances and settlements
Purchases	—	—	—	—			—	—	—
Issuances	—	—	—	—	4,863	—	—	—	—
Settlements	(34)	(213,647)	268,964	1,816	(1,184)	—	—	—	—
Fair value, March 31, 2013	$160	$5,824,111	$(5,819,460)	$(15,387)	$15,599	$3,579	$479	$—	$(13,336)
Unrealized gains (losses) still held (2)	$110	$(2,351,851)	$4,449,169	$(14,711)	$15,599	$3,579	$479	$—	$57,427

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

The following table presents quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring and non-recurring basis at March 31, 2014:

Financial Instrument	Estimated Fair Value	Valuation Technique	Unobservable Input	Range of Inputs
Assets and liabilities backed by real estate
Investment securities available-for-sale,	$104	DCF	Discount rates	3.8 - 30.0%
Securitized mortgage collateral, and	5,460,516		Prepayment rates	0.6 - 28.2%
Securitized mortgage borrowings	(5,461,058)		Default rates	0.6 - 21.9%
			Loss severities	11.8 - 72.3%
Other assets and liabilities
Mortgage servicing rights	$25,079	DCF	Discount rate Prepayment rates	9.6 - 10.7% 4.7 - 12.6%
Derivative liabilities, net, securitized trusts	(9,145)	DCF	1M forward LIBOR	0.2 - 4.5%
Interest rate lock commitments, net	1,415	Market pricing	Pull -through rate	40.0 - 99.0%
Long-term debt	(17,235)	DCF	Discount rate	23.5%
Lease liability	(2,048)	DCF	Discount rate	12.0%

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

The following tables present the changes in recurring fair value measurements included in net earnings (loss) for the three months ended March 31, 2014 and 2013:

	Recurring Fair Value Measurements
	Change in Fair Value Included in Net Earnings
	For the three months ended March 31, 2014
			Change in Fair Value of
	Interest Income (1)	Interest Expense (1)	Net Trust Assets		Long-term Debt	Other Revenue	Gain on sale of loans, net	Total
Investment securities available-for-sale	$7	$—	$—		$—	$—	$—	$7
Securitized mortgage collateral	9,815	—	109,886		—	—	—	119,701
Securitized mortgage borrowings	—	(58,174)	(112,768)		—	—	—	(170,942)
Mortgage servicing rights	—	—	—		—	(961)	—	(961)
Derivative liabilities, net	—	—	(161	)(2)	—	—	—	(161)
Long-term debt	—	(714)	—		(650)	—	—	(1,364)
Mortgage loans held-for-sale	—	—	—		—	—	539	539
Derivative assets - IRLCs	—	—	—		—	—	513	513
Derivative liabilities - Hedging Instruments	—	—	—		—	—	(851)	(851)
Total	$9,822	$(58,888)	$(3,043	)(3)	$(650)	$(961)	$201	$(53,519)

(1)         Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.

(2)         Included in this amount is $1.0 million in changes in the fair value of derivative instruments, offset by $1.2 million in cash payments from the securitization trusts for the three months ended March 31, 2014.

(3)         For the three months ended March 31, 2014, change in the fair value of net trust assets, excluding REO was $(3.0) million.  Excluded from the $(1.8) million change in fair value of net trust assets, excluding REO, in the accompanying consolidated statement of cash flows is $1.2 million in cash payments from the securitization trusts related to the Company’s derivative liabilities.

	Recurring Fair Value Measurements
	Change in Fair Value Included in Net Loss
	For the three months ended March 31, 2013
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

(2)         Included in this amount is $1.7 million in changes in the fair value of derivative instruments, offset by $1.8 million in cash payments from the securitization trusts for the three months ended March 31, 2013.

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

Investment securities available-for-sale—Investment securities available-for-sale are carried at fair value. The investment securities consist primarily of non-investment grade mortgage-backed securities. The fair value of the investment securities is measured based upon the Company’s expectation of inputs that other market participants would use. Such assumptions include judgments about the underlying collateral, prepayment speeds, future credit losses, forward interest rates and certain other factors. Given the lack of observable market data as of March 31, 2014 and December 31, 2013 relating to these securities, the estimated fair value of the investment securities available-for-sale was measured using significant internal expectations of market participants’ assumptions. Investment securities available-for-sale is considered a Level 3 measurement at March 31, 2014.

Mortgage servicing rights—The Company elected to carry its entire mortgage servicing rights arising from its mortgage loan origination operation at estimated fair value. The fair value of mortgage servicing rights is based upon market prices for similar instruments and a discounted cash flow model. The valuation model incorporates assumptions that market participants would use in estimating the fair value of servicing. These assumptions include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, prepayment and late fees, among other considerations. Mortgage servicing rights are considered a Level 3 measurement at March 31, 2014.

Mortgage loans held-for-sale—The Company elected to carry its mortgage loans held-for-sale originated or acquired at estimated fair value. Fair value is based on quoted market prices, where available, prices for other traded mortgage loans with similar characteristics, and purchase commitments and bid information received from market participants. Given the meaningful level of secondary market activity for mortgage loans, active pricing is available for similar assets and accordingly, the Company classifies its mortgage loans held-for-sale as a Level 2 measurement at March 31, 2014.

Call/Put option—As part of the initial acquisition of AmeriHome, the purchase agreement included a call option to purchase an additional 39% of AmeriHome and a put option which allows the noncontrolling interest holder to sell his then remaining 49% of AmeriHome to the Company in the event the Company does not exercise the call option. In June 2012 and January 2013, the Company and the noncontrolling interest holder entered into agreements to transfer an additional 27.5% and 1.5% ownership, respectively, of AmeriHome to the Company in exchange for the settlement of balances owed from the noncontrolling interest holder related to the Company for capital contributions made by the Company to AmeriHome and indemnification provisions included in the purchase agreement. In July 2013, the Company acquired the remaining 20% ownership of AmeriHome from the noncontrolling interest holder for $350 thousand in cash and $1.1 million in IMH common stock. As of December 31, 2013, the Company owned 100% of AmeriHome. The estimated fair values of the call and put options were based on models incorporating various assumptions including expected future book value of AmeriHome, the probability of the option being exercised, volatility, expected term and certain other factors.  AmeriHome was sold in March 2014.  See Note 14. Sale of AmeriHome for more details.

Securitized mortgage collateral—The Company elected to carry all of its securitized mortgage collateral at fair value. These assets consist primarily of non-conforming mortgage loans securitized between 2002 and 2007. Fair value measurements are based on the Company’s internal models used to compute the net present value of future expected cash flows with observable market participant assumptions, where available. The Company’s assumptions include its expectations of inputs that other market participants would use in pricing these assets. These assumptions include judgments about the underlying collateral, prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of March 31, 2014, securitized mortgage collateral had an unpaid principal balance of $7.2 billion, compared to an estimated fair value on the Company’s balance sheet of $5.5 billion. The aggregate unpaid principal balance exceeds the fair value by $1.7 billion at March 31, 2014. As of March 31, 2014, the unpaid principal balance of loans 90 days or more past due was $1.2 billion compared to an estimated fair value of $0.5 billion. The aggregate unpaid principal balances of loans 90 days or more past due exceed the fair value by $0.7 billion at March 31, 2014. Securitized mortgage collateral is considered a Level 3 measurement at March 31, 2014.

Securitized mortgage borrowings—The Company elected to carry all of its securitized mortgage borrowings at fair value. These borrowings consist of individual tranches of bonds issued by securitization trusts and are primarily backed by non-conforming mortgage loans. Fair value measurements include the Company’s judgments about the underlying collateral and assumptions such as prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of March 31, 2014, securitized mortgage borrowings had an outstanding principal balance of $7.2 billion, net of $2.2 billion in bond losses, compared to an estimated fair value of $5.5 billion. The aggregate outstanding principal balance exceeds the fair value by $1.7 billion at March 31, 2014. Securitized mortgage borrowings are considered a Level 3 measurement at March 31, 2014.

Long-term debt—The Company elected to carry all of its long-term debt (consisting of trust preferred securities and junior subordinated notes) at fair value. These securities are measured based upon an analysis prepared by management, which considered the Company’s own credit risk, including settlements with trust preferred debt holders and discounted cash flow analysis. As of March 31, 2014, long-term debt had an unpaid principal balance of $70.5 million compared to an estimated fair value of $17.2 million. The aggregate unpaid principal balance exceeds the fair value by $53.3 million at March 31, 2014. The long-term debt is considered a Level 3 measurement at March 31, 2014.

Derivative assets and liabilities, Securitized trusts—For non-exchange traded contracts, fair value is based on the amounts that would be required to settle the positions with the related counterparties as of the valuation date. Valuations of derivative assets and liabilities are based on observable market inputs, if available. To the extent observable market inputs are not available, fair values measurements include the Company’s judgments about future cash flows, forward interest rates and certain other factors, including counterparty risk. Additionally, these values also take into account the Company’s own credit standing, to the extent applicable; thus, the valuation of the derivative instrument includes the estimated value of the net credit differential between the counterparties to the derivative contract. As of March 31, 2014, the notional balance of derivative assets and liabilities, securitized trusts was $118.1 million. These derivatives are included in the consolidated securitization trusts, which are nonrecourse to the Company, and thus the economic risk from these derivatives is limited to the Company’s residual interests in the securitization trusts. Derivative assets and liabilities, securitized trusts are considered a Level 3 measurement at March 31, 2014.

Derivative assets and liabilities, Lending—The Company’s derivative assets and liabilities are carried at fair value as required by GAAP and are accounted for as free standing derivatives. IRLCs and hedging instruments can be either assets or liabilities depending on interest rate fluctuations subsequent to entering into the commitments.  IRLCs are entered into with prospective residential mortgage borrowers whereby the interest rate on the loan is determined prior to funding and the borrowers have locked in that interest rate. These commitments are determined to be derivative instruments in accordance with GAAP. Hedging instruments (typically TBA MBS) are used to hedge the fair value changes associated with changes in interest rates relating to its mortgage lending operations. The Company hedges the period from the interest rate lock (assuming a fall-out factor) to the date the loan is committed for sale. The estimated fair value of IRLCs are based on underlying loan types with similar characteristics using the TBA MBS market, which is actively quoted and easily validated through external sources. The data inputs used in this valuation include, but are not limited to, loan type, underlying loan amount, note rate, loan program, and expected sale date of the loan, adjusted for current market conditions. These valuations are adjusted at the loan level to consider the servicing release premium and loan pricing adjustments specific to each loan. For all IRLCs, the base value is then adjusted for the anticipated Pull-through Rate. The anticipated Pull-through Rate is an unobservable input based on historical experience, which results in classification of IRLCs as a Level 3 measurement at March 31, 2014.

The fair value of the hedging instruments is based on the actively quoted TBA MBS market using observable inputs related to characteristics of the underlying MBS stratified by product, coupon and settlement date. Therefore, the hedging instruments are classified as a Level 2 measurement at March 31, 2014.

The following table includes information for the derivative assets and liabilities, lending for the periods presented:

			Total Gains (Losses) (1)
	Notional Balance		For the Three Months Ended March 31,
	March 31, 2014	March 31, 2013	2014	2013
Derivative - IRLC’s	$136,887	$212,050	$513	$(391)
Derivative - TBA’s	186,721	259,397	(3,022)	1,519

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

The following tables present financial and non-financial assets and liabilities measured using nonrecurring fair value measurements at March 31, 2014 and 2013, respectively:

	Nonrecurring Fair Value Measurements			Total Gains (Losses) (3)
	March 31, 2014			For the Three Months Ended
	Level 1	Level 2	Level 3	March 31, 2014
REO (1)	$—	$4,209	$—	$6,081
Lease liability (2)	—	—	(2,048)	(569)

(1)         Balance represents REO at March 31, 2014 which has been impaired subsequent to foreclosure. Amounts are included in continuing operations.  For the three months ended March 31, 2014, the $6.1 million gain represents recovery of the net realizable value (NRV) attributable to an improvement in state specific loss severities on properties held during the period which resulted in an increase to NRV.

(2)         For the three months ended March 31, 2014, the Company recorded $569 thousand in impairment, resulting from changes in lease liabilities as a result of changes in our expected minimum future lease payments.

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

(3)         Total gains (losses) reflect gains and losses from all nonrecurring measurements during the period

Real estate owned—REO consists of residential real estate acquired in satisfaction of loans. Upon foreclosure, REO is adjusted to the estimated fair value of the residential real estate less estimated selling and holding costs, offset by expected contractual mortgage insurance proceeds to be received, if any. Subsequently, REO is recorded at the lower of carrying value or estimated fair value less costs to sell. REO balance representing REOs which have been impaired subsequent to foreclosure are subject to nonrecurring fair value measurement and included in the nonrecurring fair value measurements tables. Fair values of REO are generally based on observable market inputs, and considered Level 2 measurements at March 31, 2014.

Lease liability—In connection with the discontinuation of our non-conforming mortgage, retail mortgage, warehouse lending and commercial operations, a significant amount of office space that was previously occupied is no longer being used by the Company. The Company has subleased a significant amount of this office space. Additionally, the Company has office space at the continuing operations that is no longer occupied by the Company and we intend to sublease it.  The Company has recorded a liability representing the present value of the minimum lease payments over the remaining life of the lease, offset by the expected proceeds from sublet revenue related to this office space. This liability is based on present value techniques that incorporate the Company’s judgments about estimated sublet revenue and discount rates. Therefore, this liability is considered a Level 3 measurement at March 31, 2014.

Note 9.—Income Taxes

In January 2013, the Company acquired additional ownership of its AmeriHome subsidiary bringing the Company’s controlling interest to 80%.  The increase in ownership allows the Company to include AmeriHome in the IMH federal consolidated tax returns for 2013.  During the first quarter of 2013, the Company recorded a $1.2 million tax benefit resulting from the use of net operating losses (NOL) to offset AmeriHome deferred tax liabilities.  Additionally, for the three months ended March 31, 2013 the Company recorded an expense of $0.1 million in state income tax expense primarily related to states where the Company does not have NOL carryforwards.  For the three months ended March 31, 2014, the Company recorded an expense of $0.3 million primarily related to alternative minimum taxes associated with taxable income generated from the sale of AmeriHome and mortgage servicing rights.

Note 10.—Reconciliation of Earnings (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of vested, common shares outstanding during the period (denominator). Diluted net income (loss) per share is computed on the basis of the weighted average number of shares of common stock outstanding plus the effect of dilutive potential common shares outstanding during the period using the if-converted method. Dilutive potential common shares include shares issuable upon conversion of Convertible Notes, exercise of outstanding stock options and deferred stock units (DSUs).

	For the Three Months
	Ended March 31,
	2014	2013
Numerator for basic earnings (loss) per share:
(Loss) earnings from continuing operations	$(2,854)	$166
Net earnings attributable to noncontrolling interest	—	(63)
(Loss) earnings from continuing operations attributable to IMH	(2,854)	103
Loss from discontinued operations	(112)	(841)
Net loss attributable to IMH common stockholders	$(2,966)	$(738)

Numerator for diluted earnings (loss) per share:
(Loss) earnings from continuing operations attributable to IMH	$(2,854)	$103
Interest expense attributable to convertible notes	—	—
(Loss) earnings from continuing operations attributable to IMH plus interest expense attributable to convertible notes	(2,854)	103
Loss from discontinued operations	(112)	(841)
Net loss attributable to IMH common stockholders plus interest expense attributable to convertible notes	$(2,966)	$(738)

Denominator for basic earnings (loss) per share (1):
Basic weighted average common shares outstanding during the year	9,061	8,604

Denominator for diluted earnings (loss) per share (1):
Basic weighted average common shares outstanding during the year	9,061	8,604
Net effect of dilutive convertible notes	—	—
Net effect of dilutive stock options and RSU’s	—	—
Diluted weighted average common shares	9,061	8,604

Earnings (loss) per common share - basic and diluted:
(Loss) earnings from continuing operations attributable to IMH	$(0.32)	$0.02
Loss from discontinued operations	$(0.01)	(0.10)
Net loss per share available to common stockholders	$(0.33)	$(0.08)

(1)         Number of shares presented in thousands.

The anti-dilutive stock options outstanding for the three months ended March 31, 2014 and 2013 were 2.6 million and 614 thousand shares, respectively. Included in the anti-dilutive shares for 2014 are 1.8 million shares attributable to the Convertible Notes.

Note 11.—Segment Reporting

The Company has three primary reporting segments within continuing operations which include mortgage lending, real estate services and long-term mortgage portfolio. Unallocated corporate and other administrative costs, including the costs associated with being a public company, are presented in Corporate.

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
three months ended March 31, 2014:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$4,375	$—	$—	$—	$4,375
Servicing income, net	1,569	—	—	—	1,569
Real estate services fees, net	—	3,679	—	—	3,679
Other revenue	237	—	169	—	406
Other income (expense)	156	1	2,319	(401)	2,075
Total expense	(8,750)	(1,522)	(241)	(4,103)	(14,616)
(Loss) earnings from continuing operations before income taxes	$(2,413)	$2,158	$2,247	$(4,504)	(2,512)
Income tax expense from continuing operations					342
Loss from continuing operations					(2,854)
Loss from discontinued operations, net of tax					(112)
Net loss					(2,966)
Net earnings attributable to noncontrolling interest					—
Net loss attributable to common stockholders					$(2,966)

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
three months ended March 31, 2013:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$16,692	$—	$—	$—	$16,692
Servicing income, net	1,010	—	—	—	1,010
Real estate services fees, net	—	4,428	—	—	4,428
Other revenue	1,291	—	472	(6)	1,757
Other income (expense)	(157)	6	(932)	(22)	(1,105)
Total expense	(18,247)	(2,154)	(359)	(2,944)	(23,704)
Earnings (loss) from continuing operations before income taxes	$589	$2,280	$(819)	$(2,972)	(922)
Income tax benefit from continuing operations					(1,088)
Earnings from continuing operations					166
Loss from discontinued operations, net of tax					(841)
Net loss					(675)
Net earnings attributable to noncontrolling interest					(63)
Net loss attributable to common stockholders					$(738)

	Mortgage	Real Estate	Long-term Mortgage	Corporate	Discontinued
Balance Sheet Items as of:	Lending	Services	Portfolio	and other	Operations	Consolidated
Total Assets at March 31, 2014	$146,560	$8,154	$5,482,055	$14,851	$150	$5,651,770
Total Assets at December 31, 2013	$175,419	$8,048	$5,513,222	$19,359	$2,277	$5,718,325

Note 12.—Commitments and Contingencies

Legal Proceedings

The Company is a defendant in or a party to legal actions or proceedings that arise in the ordinary course of business. In some of these actions and proceedings, claims for monetary damages are asserted against the Company. In view of the inherent difficulty of predicting the outcome of such legal actions and proceedings, the Company generally cannot predict what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss related to each pending matter may be, if any.

In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and estimable. In any case, there may be an exposure to losses in excess of any such amounts whether accrued or not. Any estimated loss is subject to significant judgment and is based upon currently available information, a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated loss will change from time to time, and actual results may vary significantly from the current estimate. Therefore, an estimate of possible loss represents what the Company believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company’s maximum loss exposure.  At March 31, 2014, the Company has a $2.7 million accrued liability recorded for such estimated loss exposure as explained below.

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

Updates to legal matters for the period ended March 31, 2014 are as follows:

On October 16, 2012, a matter was filed entitled Deutsche Bank National Trust Company, in its individual capacity, and as Indenture Trustee of Impac Secured Assets CMB Trust Series 1998-1, Impac CMB Trust Series 1999-2, 2000-2, 2001-4, 2002-1, and 2003-5, and Impac Real Estate Asset Trust Series 2006-SD1 v. Impac Mortgage Holdings, Inc., et al.  The action alleged the defendants owed the plaintiff indemnification for settlements that the plaintiff allegedly entered into in connection with the Gilmor, et al. v. Preferred Credit Corp., et al. matter described above.  On March 11, 2014, the parties entered into a settlement agreement whereby the Company agreed to pay $1.65 million, which is payable in installments in either cash or Company stock, at the Company’s option.  On April 14, 2014, the court approved the settlement.

On May 15, 2013, a matter was filed entitled Wilmington Trust Company, in its individual capacity, and as Owner Trustee of Impac Secured Assets CMN Trust Series 1998-1 and Impac CMB Trust Series 1999-1, 1999-2, 2000-1, 2000-2, 2001-4, 2002-1, and 2003-5 v. Impac Secured Assets Corp., et al. The action alleged the defendants owed the plaintiff indemnification for settlements that the plaintiff allegedly entered into in connection with the Gilmor, et al. v. Preferred Credit Corp., et al. matter, which was settled and approved by the court in March 2013. On January 10, 2014, the parties entered into a settlement agreement whereby the Company agreed to pay $1.05 million, which is payable in either cash or Company stock, at the Company’s option, and on February 25, 2014 the settlement was approved by the court.

On December 14, 2013, a matter was filed in the US District Court, District of Minnesota, Case No. 13-CV-03506, entitled Residential Funding Company, LLC v. Impac Funding Corp. alleging the defendant is responsible for unspecific debts of Pinnacle Direct Funding Corp., as its successor in interest.  On April 3, 2014, the plaintiff filed a First Amended Complaint alleging the defendant is responsible for breaches of representations and warranties in connection with certain loan sales from Pinnacle to plaintiff.  The plaintiff seeks declaratory relief and unspecified damages. On April 17, 2014, the Company filed a motion to dismiss the First Amended Complaint.

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

Please refer to IMH’s report on Form 10-K for the year ended December 31, 2013 for a description of litigation and claims.

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

During the three months ended March 31, 2014, the Company paid approximately $3.5 million to settle previous repurchase claims related to the discontinued operations. At March 31, 2014, the repurchase reserve within discontinued operations was $2.0 million as compared to $5.5 million at December 31, 2013.  Additionally, the Company had approximately $4.0 million at March 31, 2014 and $4.0 million at December 31, 2013, in repurchase reserves related to the loans sold since early 2011 by the continuing mortgage lending operation.

Short-Term Loan Commitments

The Company uses a portion of the excess warehouse borrowing capacity to provide secured short-term revolving financing to small and medium-size mortgage originators to finance mortgage loans from the closing of the mortgage loans until sold to investors (Finance Receivables). As of March 31, 2014, the warehouse lending operations had committed warehouse lines to non-affiliated customers totaling $14 million and an outstanding balance of $984 thousand in finance receivables at March 31, 2014 and none as of December 31, 2013. The finance receivables balance is included in other assets on the accompanying consolidated balance sheets.

Note 13.—Share Based Payments

There were 5,000 and no options granted during the three months ended March 31, 2014 and 2013, respectively.

The fair value of options granted, which is amortized to expense over the option vesting period, is estimated on the date of grant with the following weighted average assumptions:

March 31,
2014
Risk-free interest rate	1.79%
Expected lives (in years)	5.73
Expected volatility (1)	75.93%
Expected dividend yield	0.00%
Fair value per share	$4.46

(1)         Expected volatilities are based on the volatility of the Company’s stock over the expected option term, adjusted for expected mean reversion.

The following table summarizes activity, pricing and other information for the Company’s stock options for the three months ended March 31, 2014:

	For the year ended March 31,
	2014
		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at beginning of year	787,132	$9.07
Options granted	5,000	6.81
Options exercised	(7,399)	2.37
Options forfeited / cancelled	(23,348)	11.86
Options outstanding at end of period	761,385	$9.04
Options exercisable at end of period	412,807	$6.74

As of March 31, 2014, there was approximately $2.2 million of total unrecognized compensation cost related to stock option compensation arrangements granted under the plan, net of estimated forfeitures. That cost is expected to be recognized over the remaining weighted average period of 1.74 years.

For the three months ended March 31, 2014 and 2013, the aggregate grant-date fair value of stock options granted was approximately $22 thousand and none, respectively.

The following table summarizes activity, pricing and other information for the Company’s DSU’s, also referred to as deferred stock units as the issuance of the stock is deferred until termination of service, for the three months ended March 31, 2014:

Weighted-
Average
	Number of	Grant Date
	Shares	Fair Value
DSU’s outstanding at beginning of year	72,000	$8.80
DSU’s granted	—	—
DSU’s exercised	—	—
DSU’s forfeited/cancelled	—	—
DSU’s outstanding at end of period	72,000	$8.80

As of March 31, 2014, there was approximately $328 thousand of total unrecognized compensation cost related to the DSU compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of 1.9 years.

Note 14.—Sale of AmeriHome

In March 2014, the Company sold AmeriHome for $10.2 million in cash, recording a gain of approximately $1.2 million, net of a deferred tax adjustment. In conjunction with the transaction, as required by Fannie Mae, the Company used $3.0 million of the proceeds to reduce the legacy repurchase liability with Fannie Mae.

Note 15.—Subsequent Events

On May 7, 2014, the Company issued 150,000 shares of common stock to Deutsche Bank National Trust Company (DB) with an estimated value of $878 thousand at the time of issuance as an initial installment pursuant to the terms of a Settlement Agreement dated March 11, 2014, whereby the Company agreed to pay a total of $1.65 million, which is payable in installments in either cash or Company stock, at the Company’s option. After remaining installments are paid, any difference in value from the time of issuance to the time it is sold by DB will be adjusted so the total value received by DB is equal to $1.65 million.

On May 7, 2014, the Company issued 10,000 shares of common stock to Wilmington Trust Company (Wilmington) with an estimated value of $59 thousand at the time of issuance as an additional installment payment pursuant to the terms of a Settlement Agreement dated January 10, 2014 whereby the Company agreed to pay a total of $1.05 million, which is payable in either cash or Company stock, at the Company’s option. After remaining installments are paid, any difference in value from the time of issuance to the time it is sold by Wilmington will be adjusted so the total value received by Wilmington is equal to $1.05 million.

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

Forward-Looking Statements

This report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, some of which are based on various assumptions and events that are beyond our control, may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “likely,” “should,” “could,” “seem to,” “anticipate,” “plan,” “intend,” “project,” “assume,” or similar terms or variations on those terms or the negative of those terms. The forward-looking statements are based on current management expectations. Actual results may differ materially as a result of several factors, including, but not limited to the following: our ability to manage effectively our mortgage lending operations and increase mortgage originations; successful development, marketing, sale and financing of new mortgage products, including the non-Qualified Mortgage loan program; volatility in the mortgage industry; unexpected interest rate fluctuations and margin compression; our ability to manage personnel expenses in relation to mortgage production levels; our ability to successfully use warehousing capacity; increased competition in the mortgage lending industry by larger or more efficient companies; issues and system risks related to our technology; more than expected increases in default rates or loss severities and mortgage related losses; ability to obtain additional financing, the terms of any financing that we do obtain and our expected use of proceeds from any financing; increase in loan repurchase requests and ability to adequately settle repurchase obligations; failure to create brand awareness; the outcome, including any settlements, of litigation or regulatory actions pending against us or other legal contingencies; and our compliance with applicable local, state and federal laws and regulations and other general market and economic conditions.

For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the period ended December 31, 2013, and other reports we file under the Securities and Exchange Act of 1934. This document speaks only as of its date and we do not undertake, and specifically disclaim any obligation, to release publicly the results of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

The Mortgage Industry and Discussion of Relevant Fiscal Periods

The mortgage industry is subject to current events that occur in the financial services industry including changes to regulations and compliance requirements that result in uncertainty surrounding the actions of states, municipalities and new government agencies, including the Consumer Financial Protection Bureau (CFPB) and Federal Housing Finance Agency (FHFA). These events can also include changes in economic indicators, interest rates, price competition, geographic shifts, disposable income, housing prices, market liquidity, market anticipation, and customer perception, as well as others. The factors that affect the industry change rapidly and can be unforeseeable making it difficult to predict and manage an operation in the financial services industry.

Current events can diminish the relevance of “quarter over quarter” and “year-to-date over year-to-date” comparisons of financial information. In such instances, the Company attempts to present financial information in its Management’s Discussion and Analysis of Financial Condition and Results of Operations that is the most relevant to its financial information.

Market Update

During the first quarter of 2014, the economy experienced periods of volatility.  Along with generally weaker economic data in various regions, emerging market and geopolitical concerns weighed on investor sentiment throughout the quarter.  Despite the slow economic growth, labor market conditions, household and business spending continue to improve. Housing markets in the United States have remained relatively flat since the end of 2013 with slight improvements in certain regions.   Inventory shortage continues to drive housing price growth, although the growth in housing prices has been more moderate during the first quarter of 2014.

In the U.S., both economic data and corporate earnings were mixed, while statements from U.S. Federal Reserve Chair Janet Yellen also contributed to market sentiment throughout the quarter. U.S. equity markets declined at the beginning of the year after additional, modest tapering was announced and signals from the Fed indicated that interest rates could increase sooner than expected. However, markets recovered towards the end of the quarter as Yellen reaffirmed the Federal Reserve’s accommodative stance.

Selected Financial Results for the Three Months Ended March 31, 2014, December 31, 2013 and March 31, 2013

	For the Three Months Ended
	March 31, 2014	December 31, 2013	March 31, 2013
Revenues:
Gain on sale of loans, net	$4,375	$7,601	$16,692
Real estate services fees, net	3,679	4,855	4,428
Servicing income, net	1,569	1,311	1,010
Other	406	3,625	1,694
Total revenues	10,029	17,392	23,824
Expenses:
Personnel expense	9,244	12,538	16,983
General, administrative and other	5,372	5,893	6,721
Total expenses	14,616	18,431	23,704
Other income (expense):
Net interest (expense) income	(313)	(121)	444
Change in fair value of long-term debt	(650)	(235)	(49)
Change in fair value of net trust assets	3,038	(1,301)	(1,500)
Loss from discontinued operations, net of tax	(112)	(986)	(841)
Total other income (expense)	1,963	(2,643)	(1,946)
Net loss before income taxes	(2,624)	(3,682)	(1,826)
Income tax expense (benefit)	342	34	(1,088)
Net loss	$(2,966)	$(3,716)	$(738)

Diluted loss per share	$(0.33)	$(0.42)	$(0.08)

Status of Operations

Summary Highlights

•                  Mortgage lending volumes declined in the first quarter of 2014 to $353.1 million from $673.8 million in the first quarter of 2013 and $516.5 million in the fourth quarter of 2013. This was primarily the result of the sale of the retail branches at the end of the fourth quarter of 2013, as explained below.

•                  Mortgage lending margins declined in the first quarter of 2014 to $4.4 million, or 131 bps, from $16.7 million, or 267 bps, in the first quarter of 2013 as compared to $7.6 million, or 155 bps, in the fourth quarter of 2013, primarily due to a higher concentration of correspondent mortgage originations.

•                  Mortgage servicing fees increased in the first quarter of 2014 to $1.6 million from $1.0 million in the first quarter of 2013 and as compared to $1.3 million in the fourth quarter of 2013.

•                  In the first quarter we sold mortgage servicing rights at a small premium to book value generating $5.8 million in cash proceeds in the first quarter with additional proceeds of $0.6 million to be received at the time of servicing transfer during the second quarter.  The mortgage servicing portfolio declined in the first quarter of 2014 to $2.2 billion at March 31, 2014 from $3.1 billion at December 31, 2013 due to the first quarter servicing sale of $522 million as well as the sale of AmeriHome which included a servicing portfolio of $702 million.

•                  In the first quarter of 2014, we completed the previously discussed sale of AmeriHome Mortgage Corp. (AmeriHome) for $10.2 million in cash, recording a gain of approximately $1.2 million, net of a deferred tax adjustment.

•                  Real estate services revenue declined, as anticipated, to $3.7 million in the first quarter of 2014 as compared $4.4 million in the first quarter of 2013 and $4.9 million in the fourth quarter of 2013, primarily the result of better performance in the long-term mortgage portfolio, but expenses in the segment declined at a greater rate resulting in consistent net results for the segment in the first quarter as compared to the same period in the prior year.

•                  In our long term mortgage portfolio, based on recent improved performance of the portfolio which was better than expected, we updated certain assumptions at March 31, 2014 resulting in $3.0 million increase in the estimated fair value in the first quarter of 2014.

•                  Primarily due to the sale of retail branches and also in response to lower mortgage originations, expenses decreased in the first quarter of 2014 to $14.6 million from $23.7 million in the first quarter of 2013 as and $18.4 million in the fourth quarter of 2013.

Originations

(in millions)

For the three months ended
March 31, 2014	December 31, 2013	% Change	March 31, 2013	% Change
$353.1	$516.5	-32%	$673.8	-48%

The first quarter loss was attributed to a decline in mortgage lending volumes and margins.  Originations declined to $353.1 million from $673.8 million in the first quarter of 2013 and from $516.5 million in the fourth quarter of 2013, while lending revenues declined accordingly from the first and fourth quarters of 2013 resulting in a decline in margins in the first quarter 2014.  The decline in volumes and margins was primarily due to the sale of our retail branches at the end of 2013 which operated at a monthly loss of approximately $700 thousand.  Without this retail production, we had a higher concentration of correspondent and wholesale volume which generally earn lower margins than retail.  Excluding the production from our retail branches, the decline in our origination volumes was better than the rest of the mortgage market which saw declines of 57% and 23% in the first quarter of 2014 as compared to first quarter of 2013 and fourth quarter of 2013, respectively. Further, purchase money transactions as a percentage of overall originations have increased in the first quarter of 2014 to 42%, as compared to 28% in the first quarter of 2013 while there was a slight decline as compared to fourth quarter of 2013.  We believe the increase in purchase money transactions in the last two quarters was primarily a result of our recent focus to provide a better customer service experience in our sales and operations.

Originations by Channel:	For the three months ended March 31,
(in millions)	2014	%	2013	%

Wholesale	$100.3	28%	$306.5	46%
Correspondent	227.5	65%	156.5	23%
Retail	25.3	7%	210.8	31%
Total originations	$353.1	100%	$673.8	100%

During the first quarter of 2014 our strategy to increase our business to business channel originations rather than our consumer direct originations resulted in our overall lending margins decreasing from 2013 levels.  In the first quarter of 2014, our correspondent channel contributed 65% of originations as compared to 23% in the first quarter of 2013. Therefore, although there was industry wide margin compression during the first quarter of 2014, we have seen this compression abate during the beginning of 2014 second quarter and have been recently able to expand our margins along with increasing our monthly origination volume.

We continue to build our wholesale and correspondent channels.  We have added sales staff and streamlined our operations in an effort to provide quality customer service to attract broker and correspondent seller clients and to increase the volume of loans submitted from repeat customers.  With our sales, marketing, and operational efforts during the first quarter of 2014, we have increased our pipeline to $375 million which is expected to result in an increase in originations in the second quarter.

Mortgage servicing portfolio

(in millions)

For the three months ended
March 31, 2014	December 31, 2013	% Change	March 31, 2013	% Change
$2,239.6	$3,128.6	-28%	$1,702.5	32%

The mortgage servicing portfolio decreased to $2.2 billion at March 31, 2014, a 28% decrease from December 31, 2013.  This decrease was due to a servicing transfer of approximately $702 million as part of the completion of the AmeriHome sale, as well as a bulk servicing sale of approximately $522 million.  As previously announced, in the first quarter of 2014, we planned to sell up to $1.3 billion in servicing in the first half of 2014.  This decision was based on the current market conditions that offered attractive pricing.  The sale of servicing in the first quarter of 2014 generated $5.8 million in cash proceeds in the first quarter, with additional proceeds of $0.6 million to be received at the time of servicing transfer during the second quarter.  We are considering another sale that would be completed during the second quarter of 2014.  With the sale of AmeriHome, we have seen an improvement in 60+ days delinquencies to 0.29% at March 31, 2014 from 1.57% at December 31, 2013.  Excluding the AmeriHome portfolio, 60+ days delinquencies improved to 0.29% at March 31, 2014 from 0.31% at December 31, 2013.  Also, net servicing fees in the first quarter of 2014 increased by 51% and 20% to $1.6 million as compared to $1.0 million in the first quarter of 2013 and $1.3 million in the fourth quarter of 2013, respectively, but due to the sale of servicing and the AmeriHome transaction, are expected to decline in the second quarter of 2014

The following table includes information about our mortgage servicing portfolio:

	At March 31,	% 60+ days	At December 31,	% 60+ days
(in millions)	2014	delinquent (1)	2013	delinquent (1)
Fannie Mae	$1,664.1	0.17%	$1,520.2	0.19%
Freddie Mac	247.9	0.08%	317.2	0.28%
Ginnie Mae	327.6	0.97%	1,203.5	1.28%
Total owned servicing portfolio	$2,239.6	0.29%	$3,040.9	0.65%

Acquired Portfolio (2)	—	0.00%	87.7	9.86%
Total servicing portfolio	$2,239.6	0.29%	$3,128.6	1.57%

(1)         Based on loan count.

(2)         Represents servicing portfolio acquired in 2010 acquisition of AmeriHome.  AmeriHome was sold during the first quarter of 2014.

Our loan products primarily include conventional loans for Fannie Mae and Freddie Mac and government loans insured by FHA, VA and USDA.

Originations by Loan Type:	For the three months ended March 31,
(in millions)	2014	2013	% Change
Government (1)	$117.8	$181.1	-35%
Conventional (2)	227.4	486.1	-53%
Other	7.9	6.6	20%
Total originations	$353.1	$673.8	-48%

(1)         Includes government-insured loans including FHA, VA and USDA

(2)         Includes loans eligible for sale to Fannie Mae and Freddie Mac

Originations by Purpose:	For the three months ended March 31,
(in millions)	2014	%	2013	%
Refinance	$204.2	58%	$485.2	72%
Purchase	148.9	42%	188.6	28%
Total originations	$353.1	100%	$673.8	100%

In the first quarter of 2014, we have been developing non-Qualified Mortgage (QM) loan programs expected to be rolled-out during the second quarter.  We have also been developing relationships with other institutions in an effort to forge an alliance with a strategic partner to provide financing sources and exit strategy alternatives. We are currently in discussions with parties interested in funding and investing in these types of products and services that could create an opportunity for the re-emergence of a liquid private securitization market.  We believe there is an underserved mortgage market for a borrower with good credit who may not meet the new guidelines set out by the Consumer Financial Protection Bureau (CFPB)for a QM product.  In our opinion, as the demand by consumers for a non-QM product grows and the investor appetite increases, non-QM mortgages will be in more demand.

Furthermore, with our excess warehouse capacity, we are seeking ways to utilize our re-warehousing business to partner with current wholesale brokers and existing correspondent sellers to expand volumes and better serve customers and the borrowers.  We use a portion of our excess capacity to provide re-warehouse facilities to customers.  In the first quarter of 2014, we increased our outstanding commitments to customers to $14 million and subsequent to quarter end have increased commitments to $24.0 million.  The average outstanding balance of the re-warehouse facilities was approximately $1.0 million in the first quarter of 2014.  We anticipate adding customers with our Emerging Banker program and our soon to be announced Mini-Correspondent program.  These programs are expected to not only bolster volumes but also increase net interest income margins.

The long-term mortgage portfolio primarily includes the residual interests in securitizations, master servicing rights from the securitizations and long-term debt.

Our residual interests in securitizations (represented by the difference between total trust assets and total trust liabilities), have recently performed better than expected.  Additionally, estimated bond prices continued to improve and corresponding yields have decreased.  The decrease in investor yield assumptions on securitized mortgage collateral and securitized mortgage borrowings resulted in an increase in the estimated fair value of these trust assets and liabilities.  The cash received from the residual interests was approximately $3.1 million in the first quarter of 2014, a significant increase over our expectations.  Based on improved performance and other market data received regarding yield assumptions and discount rates, we lowered our yield and discount rate assumptions in estimating the fair value of the long-term mortgage portfolio.  This resulted in an increase in estimated fair value of residual interests to $11.6 million at March 31, 2014 as compared to $10.6 million at December 31, 2013.

For additional information regarding the long-term mortgage portfolio refer to Financial Condition and Results of Operations below.

Liquidity and Capital Resources

During the first quarter of 2014, we funded our operations primarily from mortgage lending revenues and real estate services fees, net, which include gains on sale of loans, net, and other mortgage related income, portfolio loss mitigation and real estate services fees, net, primarily generated from our long-term mortgage portfolio, and cash flows from our residual interests in securitizations.  Additionally, we funded mortgage loan production using warehouse facilities which are repaid once the loan is sold.  Furthermore, we utilized the proceeds from the sale of AmeriHome, the sale of mortgage servicing rights and borrowings under the line of credit as additional sources of liquidity.

As previously announced, in March 2014 we generated additional liquidity with the sale of AmeriHome for $10.2 million in cash. In conjunction with the transaction, as required by Fannie Mae, we used $3.0 million of the proceeds to reduce our legacy repurchase liability with Fannie Mae.  Additionally, during March 2014, we sold $522.2 million in unpaid principal balance (UPB) of mortgage servicing generating $6.4 million in cash.

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

Critical Accounting Policies

We define critical accounting policies as those that are important to the portrayal of our financial condition and results of operations. Our critical accounting policies require management to make difficult and complex judgments that rely on estimates about the effect of matters that are inherently uncertain due to the effect of changing market conditions and/or consumer behavior. In determining which accounting policies meet this definition, we considered our policies with respect to the valuation of our assets and liabilities and estimates and assumptions used in determining those valuations. We believe the most critical accounting issues that require the most complex and difficult judgments and that are particularly susceptible to significant change to our financial condition and results of operations include those issues included in Management’s Discussion and Analysis of Results of Operations in IMH’s report on Form 10-K for the year ended December 31, 2013.  Such policies have not changed during 2014.

Financial Condition and Results of Operations

Financial Condition

As of March 31, 2014 compared to December 31, 2013

The following table shows the condensed consolidated balance sheets for the following periods:

	March 31,	December 31,	Increase	%
	2014	2013	(Decrease)	Change
Cash	$18,994	$9,969	$9,025	91%
Restricted cash	1,458	1,467	(9)	(1)
Mortgage loans held-for-sale	99,834	129,191	(29,357)	(23)
Mortgage servicing rights	25,079	35,981	(10,902)	(30)
Securitized mortgage trust assets	5,481,772	5,513,166	(31,394)	(1)
Other assets (2)	24,633	28,551	(3,918)	(14)
Total assets	$5,651,770	$5,718,325	$(66,555)	(1)%

Warehouse borrowings	$91,734	$119,634	$(27,900)	(23)%
Convertible notes	20,000	20,000	—	n/a
Long-term debt ($71,120 par)	17,235	15,871	1,364	9
Repurchase reserve (1)	5,998	9,478	(3,480)	(37)
Securitized mortgage trust liabilities	5,470,203	5,502,585	(32,382)	(1)
Other liabilities (2)	22,275	24,886	(2,611)	(10)
Total liabilities	5,627,445	5,692,454	(65,009)	(1)
Total equity	24,325	25,871	(1,546)	(6)
Total liabilities and stockholders’ equity	$5,651,770	$5,718,325	$(66,555)	(1)%

(1)         $2.0 million and $5.5 million of the repurchase reserve were within discontinued operations at March 31, 2014 and December 31, 2013.

(2)         Included within other assets and liabilities are the assets and liabilities of discontinued operations.

At March 31, 2014 and December 31, 2013, net trust assets and liabilities were as follows:

	March 31,	December 31,	Increase	%
	2014	2013	(Decrease)	Change
Total trust assets	$5,481,772	$5,513,166	$(31,394)	(1)%
Total trust liabilities	5,470,203	5,502,585	(32,382)	(1)
Residual interests in securitizations	$11,569	$10,581	$988	9%

At March 31, 2014, cash increased to $19.0 million from $10.0 million at December 31, 2013. The primary sources of cash between periods were $10.2 million from the sale of AmeriHome, $7.1 million in fees generated from the mortgage lending operations and real estate services (net of non-cash fair value adjustments), $5.8 from the sale of mortgage servicing rights, $3.1 million from residual interests in securitizations and $1.0 million in borrowings on the line of credit. Offsetting the sources of cash were continuing operating expenses totaling $13.9 million (net of non-cash depreciation expense), $1.5 million in interest payments on the Convertible Notes and long-term debt and settlements of repurchase requests associated with loans sold by the discontinued non-conforming mortgage operations of approximately $3.5 million.

Since the consolidated and unconsolidated securitization trusts are nonrecourse to the Company, trust assets and liabilities have been netted to present our interest in these trusts more simply, which are considered the residual interests in securitizations. For unconsolidated securitizations the residual interests represent the fair value of investment securities available-for-sale. For consolidated securitizations, the residual interests are represented by the fair value of securitized mortgage collateral and real estate owned, offset by the fair value of securitized mortgage borrowings and derivative liabilities. We receive cash flows from our residual interests in securitizations to the extent they are available after required distributions to bondholders and maintaining specified overcollateralization levels and other specified parameters (such as maximum delinquency and cumulative default) within the trusts. The estimated fair value of the residual interests, represented by the difference in the fair value of total trust assets and total trust liabilities, was $11.6 million at March 31, 2014, compared to $10.6 million at December 31, 2013. In the first quarter of 2014, we decreased the investor yield requirements for securitized mortgage borrowings as estimated bond prices have continued to improve and corresponding yields have decreased. The decrease in investor yield requirements also led to a reduction in yield assumptions on securitized mortgage collateral and discount rate assumptions on residual interests. The decrease in investor yield assumptions and discount rates resulted in an increase in the estimated fair value of these trust assets and liabilities.

Mortgage loans held-for-sale decreased $29.4 million to $99.8 million at March 31, 2014 as compared to $129.2 million at December 31, 2013. During the first quarter of 2014, we had $353.1 million in originations and $379.4 million in loan sales. As a normal course of our origination and sales cycle, loans held-for-sale at the end of any period are generally sold within one or two subsequent months.

Mortgage servicing rights decreased $10.9 million to $25.1 million at March 31, 2014 as compared to $36.0 million at December 31, 2013. The decrease is due to a bulk sale of servicing rights totaling $522.2 million in UPB, the sale of AmeriHome, which had servicing rights totaling $702.1 million in UPB as well as a mark-to-market reduction in fair value of $961 thousand.  Partially offsetting the decrease was servicing retained loan sales of $374.4 million. At March 31, 2014, we serviced $2.2 billion in UPB for others as compared to $3.1 billion at December 31, 2013.

Warehouse borrowings decreased $27.9 million to $91.7 million at March 31, 2014 as compared to $119.6 million at December 31, 2013. The decrease is due to a decrease in mortgage loans held-for-sale at March 31, 2014. During the first quarter of 2014, we increased our total borrowing capacity to $290.0 million as compared to $265.0 million at December 31, 2013.

Repurchase reserve liability decreased to $6.0 million at March 31, 2014 as compared to $9.5 million at December 31, 2013. During the first quarter of 2014, we paid approximately $3.5 million to settle previous repurchase claims related to our discontinued operations. At March 31, 2014, the repurchase reserve within discontinued operations was $2.0 million as compared to $5.5 million at December 31, 2013. Additionally, we have approximately $4.0 million in repurchase reserves related to the loans sold by the continuing mortgage lending operation since early 2011. We have received a minimal amount of repurchase requests for loans sold by the continuing mortgage lending operation.

The changes in total assets and liabilities are primarily attributable to decreases in our trust assets and trust liabilities as summarized below.

	March 31,	December 31,	Increase	%
	2014	2013	(Decrease)	Change
Securitized mortgage collateral	$5,460,516	$5,494,152	$(33,636)	(1)%
Other trust assets	21,256	19,014	2,242	12
Total trust assets	5,481,772	5,513,166	(31,394)	(1)

Securitized mortgage borrowings	$5,461,058	$5,492,371	$(31,313)	(1)%
Other trust liabilities	9,145	10,214	(1,069)	(10)
Total trust liabilities	5,470,203	5,502,585	(32,382)	(1)
Residual interests in securitizations	$11,569	$10,581	$988	9%

We update our collateral assumptions quarterly based on recent delinquency, default, prepayment and loss experience. Additionally, we update the forward interest rates and investor yield (discount rate) assumptions based on information derived from market participants. During the quarter ended March 31, 2014, we decreased the investor yield requirements for certain securitized mortgage collateral and borrowings as estimated bond prices have continued to improve and corresponding yields have decreased. Additionally, during the quarter we lowered the discount rate on certain residual interest vintages.  The decrease in investor yield assumptions on securitized mortgage collateral and securitized mortgage borrowings as well as decreased discount rates resulted in an increase in the value of these trust assets and liabilities resulting in an increase in the value of our residual interests. However, offsetting the increase was principal payments and liquidations of securitized mortgage collateral and securitized mortgage borrowings.

•                  The estimated fair value of securitized mortgage collateral decreased $33.6 million during the first quarter of 2014, primarily due to reductions in principal from borrower payments and transfers of loans to REO for single-family and multi-family collateral, partially offset by an increase in fair value due to a reduction in investor yield requirements. Additionally, other trust assets increased $2.2 million during the first quarter of 2014, primarily due to $9.0 million in REO foreclosures and a $6.1 million increase in the net realizable value (NRV) of REO due to a reduction in inventory. Partially offsetting the increase were decreases in REO from liquidations of $9.0 million.

•                  The estimated fair value of securitized mortgage borrowings decreased $31.3 million during the first quarter of 2014, primarily caused by reductions in principal balances from principal payments during the period for single-family and multi-family collateral, partially offset by an increase in fair value due to a reduction in investor yield requirements. The $1.1 million reduction in other trust liabilities during the first quarter of 2014 was primarily due to $1.2 million in derivative cash payments from the securitization trusts, and a $161 thousand increase in derivative fair value resulting from changes in forward LIBOR interest rates.

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

To determine the discount rates to apply to these cash flows, we gather information from the bond pricing services and other market participants regarding estimated investor required yields for each bond tranche. Based on that information and the collateral type and vintage, we determine an acceptable range of expected yields an investor would require including an appropriate risk premium for each bond tranche. We use the blended yield of the bond tranches together with the residual interests to determine an appropriate yield for the securitized mortgage collateral in each securitization (after taking into consideration any derivatives in the securitization). As previously discussed, during the first quarter of 2014, we adjusted the acceptable range of expected yields and discount rates for some of our earlier vintage securitizations.  Based on improving bond prices and declining yields in the Company’s securitization trusts and better than expected  residual cash flows as well as  conversations with market participants, the Company lowered certain residual discount rates during the first quarter of 2014.

The following table presents changes in the trust assets and trust liabilities for the three months ended March 31, 2014:

	TRUST ASSETS					TRUST LIABILITIES
	Level 3 Recurring Fair Value Measurements		NRV (1)			Level 3 Recurring Fair Value Measurements
	Investment securities available-for- sale	Securitized mortgage collateral	Real estate owned	Total trust assets		Securitized mortgage borrowings	Derivative liabilities	Total trust liabilities		Net trust assets
Recorded book value at 12/31/2013	$108	$5,494,152	$18,906	$5,513,166		$(5,492,371)	$(10,214)	$(5,502,585)		$10,581
Total gains/(losses) included in earnings:
Interest income	7	9,815	—	9,822		—	—	—		9,822
Interest expense	—	—	—	—		(58,174)	—	(58,174)		(58,174)
Change in FV of net trust assets, excluding REO	—	109,886	—	109,886	(2)	(112,768)	(161)	(112,929	)(2)	(3,043)
Gains from REO - not at FV but at NRV	—	—	6,081	6,081	(2)	—	—	—		6,081

Total gains (losses) included in earnings	7	119,701	6,081	125,789		(170,942)	(161)	(171,103)		(45,314)
Transfers in and/or out of level 3	—	—	—	—		—	—	—		—
Purchases, issuances and settlements	(11)	(153,337)	(3,835)	(157,183)		202,255	1,230	203,485		46,302
Recorded book value at 3/31/2014	$104	$5,460,516	$21,152	$5,481,772		$(5,461,058)	$(9,145)	$(5,470,203)		$11,569

(1)             Accounted for at net realizable value.

(2)             Represents non-interest income-net trust assets in the consolidated statements of operations for the three months ended March 31, 2014.

Inclusive of gains from REO, total trust assets above reflect a net gain of $116.0 million as a result of an increase in fair value of securitized mortgage collateral of $109.9 million and gains from REO of $6.1 million. Net losses on trust liabilities were $112.9 million as a result of $112.8 million in losses from the increase in fair value of securitized mortgage borrowings and losses from derivative liabilities of $161 thousand. As a result, non-interest income—net trust assets totaled a loss of $3.0 million for the quarter ended March 31, 2014.

The table below reflects the net trust assets as a percentage of total trust assets (residual interests in securitizations):

	March 31,	December 31,
	2014	2013
Net trust assets	$11,569	$10,581
Total trust assets	5,481,772	5,513,166
Net trust assets as a percentage of total trust assets	0.21%	0.19%

For the three months ended March 31, 2014, the estimated fair value of the net trust assets slightly increased as a percentage of total trust assets. The increase was primarily due to the decrease in discount rate assumptions for residual interests as discussed above.

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

The following tables present the estimated fair value of our residual interests, including investment securities available for sale, by securitization vintage year and other related assumptions used to derive these values at March 31, 2014 and December 31, 2013:

Origination		Estimated Fair Value of Residual Interests by Vintage Year at March 31, 2014			Estimated Fair Value of Residual Interests by Vintage Year at December 31, 2013
Year		SF	MF	Total	SF	MF	Total
2002-2003	(1)	$6,368	$2,037	$8,405	$5,761	$2,184	$7,945
2004		1,272	1,832	3,104	462	2,099	2,561
2005	(2)	—	59	59	—	75	75
2006	(2)	—	1	1	—	—	—
2007	(2)	—	—	—	—	—	—
Total		$7,640	$3,929	$11,569	$6,223	$4,358	$10,581

Weighted avg. prepayment rate		2.8%	12.6%	3.6%	2.7%	12.6%	3.6%
Weighted avg. discount rate		20.8%	20.1%	20.6%	25.4%	20.2%	23.2%

(1)         2002-2003 vintage year includes CMO 2007-A, since the majority of the mortgages collateralized in this securitization were originated during this period.

(2)         The estimated fair values of residual interests in vintage years 2005 through 2007 is reflective of higher estimated future losses and investor yield requirements compared to earlier vintage years.

We utilize a number of assumptions to value securitized mortgage collateral, securitized mortgage borrowings and residual interests. These assumptions include estimated collateral default rates and loss severities (credit losses), collateral prepayment rates, forward interest rates and investor yields (discount rates). We use the same collateral assumptions for securitized mortgage collateral and securitized mortgage borrowings as the collateral assumptions determine collateral cash flows which are used to pay interest and principal for securitized mortgage borrowings and excess spread, if any, to the residual interests. However, we use different investor yield (discount rate) assumptions for securitized mortgage collateral and securitized mortgage borrowings and the discount rate used for residual interests based on underlying collateral characteristics, vintage year, assumed risk and market participant assumptions.  As previously discussed, based on recent better than expected performance, during the first quarter of 2014, the single-family (SF) vintages were lowered to a range of 20% to 35% (20.8% weighted average) from 25% to 40% (25.4% weighted average) and the multi-family (MF) vintages were lowered to a range of 20% to 30% (20.1% weighted average) from 20% to 35% (20.2% weighted average).  The combined SF and MF weighted average discount rate for the quarter ended March 31, 2014 dropped to 20.6% from 23.2% at December 31, 2013.

The table below reflects the estimated future credit losses and investor yield requirements for trust assets by product (SF and MF) and securitization vintage at March 31, 2014:

	Estimated Future Losses (1)		Investor Yield Requirement (2)
	SF	MF	SF	MF
2002-2003	10%	* (3)	5%	9%
2004	16%	1%	5%	6%
2005	23%	2%	5%	5%
2006	40%	7%	6%	5%
2007	39%	1%	5%	5%

(1)         Estimated future losses derived by dividing future projected losses by unpaid principal balances at March 31, 2014.

(2)         Investor yield requirements represent our estimate of the yield third-party market participants would require to price our trust assets and liabilities given our prepayment, credit loss and forward interest rate assumptions.

(3)         Represents less than 1%.

Despite the increase in housing prices from December 2012 through March 2014, housing prices in many parts of the country are still at levels which has significantly reduced or eliminated equity for loans originated after 2003. Future loss estimates are significantly higher for mortgage loans included in securitization vintages after 2004 which reflect severe home price deterioration and defaults experienced with mortgages originated during these periods.

Long-Term Mortgage Portfolio Credit Quality

We use the Mortgage Bankers Association (MBA) method to define delinquency as a contractually required payment being 30 or more days past due. We measure delinquencies from the date of the last payment due date in which a payment was received. Delinquencies for loans 60 days delinquent or greater, foreclosures and delinquent bankruptcies were $1.6 billion or 21.8% of the long-term mortgage portfolio as of March 31, 2014.

The following table summarizes the unpaid principal balances of loans in our mortgage portfolio, included in securitized mortgage collateral, for continuing that were 60 or more days delinquent (utilizing the MBA method) as of the periods indicated:

		Total		Total
	March 31,	Collateral	December 31,	Collateral
	2014	%	2013	%
Securitized mortgage collateral
60 - 89 days delinquent	$153,006	2.1%	$180,002	2.4%
90 or more days delinquent	536,850	7.3%	580,318	7.6%
Foreclosures (1)	590,474	7.9%	605,201	7.9%
Delinquent bankruptcies (3)	333,132	4.5%	340,102	4.5%
Total 60+ days delinquent long-term mortgage portfolio	1,613,462	21.8%	1,705,623	22.4%
Total 60 or more days delinquent	$1,613,462	21.8%	$1,705,623	22.4%
Total collateral	$7,402,254	100%	$7,610,999	100%

*                 Less than 0.1%

(1)         Represents properties in the process of foreclosure.

(2)         Represents mortgage loans held-for-sale included in assets from discontinued operations on the consolidated balance sheets.

(3)         Represents bankruptcies that are 30 days or more delinquent.

The following table summarizes securitized mortgage collateral and real estate owned, that were non-performing for continuing operations as of the dates indicated (excludes 60-89 days delinquent):

		Total		Total
	March 31,	Collateral	December 31,	Collateral
	2014	%	2013	%
90 or more days delinquent, foreclosures and delinquent bankruptcies	$1,460,456	19.7%	$1,525,621	20.0%
Real estate owned	21,167	0.3%	18,921	0.3%
Total non-performing assets	$1,481,623	20.0%	$1,544,542	20.3%

Non-performing assets consist of non-performing loans (mortgages that are 90 or more days delinquent, including loans in foreclosure and delinquent bankruptcies) plus REO. It is the Company’s policy to place a mortgage on nonaccrual status when it becomes 90 days delinquent and to reverse from revenue any accrued interest, except for interest income on securitized mortgage collateral when the scheduled payment is received from the servicer. The servicers are required to advance principal and interest on loans within the securitization trusts to the extent the advances are considered recoverable. IFC, a subsidiary of IMH and master servicer, may be required to advance funds, or in most cases cause the loan servicers to advance funds, to cover principal and interest payments not received from borrowers depending on the status of their mortgages. As of March 31, 2014, non-performing assets (unpaid principal balance of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) as a percentage of the total collateral was 20.0%. At December 31, 2013, non-performing assets to total collateral was 20.3%. Non-performing assets decreased by approximately $62.9 million at March 31, 2014 as compared to December 31, 2013. At March 31, 2014, the estimated fair value of non-performing assets (representing the fair value of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) was $496.3 million or 8.8% of total assets. At December 31, 2013, the estimated fair value of non-performing assets was $536.8 million or 9.4% of total assets.

REO, which consists of residential real estate acquired in satisfaction of loans, is carried at the lower of cost or net realizable value less estimated selling costs. Adjustments to the loan carrying value required at the time of foreclosure are included in the change in the fair value of net trust assets. Changes in our estimates of net realizable value subsequent to the time of foreclosure and through the time of ultimate disposition are recorded as gains or losses from real estate owned in the consolidated statements of operations. REO, for continuing and discontinued operations, at March 31, 2014 increased $2.2 million or 12% from December 31, 2013, as a result of an increase of the net realizable value of the REO.

For the quarter ended March 31, 2014, we recorded an increase in net realizable value of the REO in the amount of $6.1 million as compared to an increase of $3.2 million for the comparable 2013 period. Increases in net realizable value reflect increases in value of the REO subsequent to foreclosure date, but prior to the date of sale.

The following table presents the balances of REO for continuing operations:

	March 31,	December 31,
	2014	2013
REO	$23,614	$23,601
Impairment (1)	(2,447)	(4,680)
Ending balance	$21,167	$18,921

REO inside trusts	$21,152	$18,906
REO outside trusts	15	15
Total	$21,167	$18,921

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

Results of Operations

For the Three Months Ended March 31, 2014 compared to the Three Months Ended March 31, 2013

	For the Three Months Ended March 31,
			Increase	%
	2014	2013	(Decrease)	Change
Revenues	$10,029	$23,887	$(13,858)	(58)%
Expenses	(14,616)	(23,704)	9,088	38
Net interest (expense) income	(313)	444	(757)	(170)
Change in fair value of long-term debt	(650)	(49)	(601)	1,227
Change in fair value of net trust assets, including trust REO gains (losses)	3,038	(1,500)	4,538	303
Income tax (expense) benefit from continuing operations	(342)	1,088	(1,430)	(131)
Net (loss) earnings from continuing operations	(2,854)	166	(3,020)	(1,819)
Loss from discontinued operations, net	(112)	(841)	729	87
Net loss	(2,966)	(675)	(2,291)	(339)
Net earnings attributable to noncontrolling interest (1)	—	(63)	63	100
Net loss attributable to IMH	$(2,966)	$(738)	$(2,228)	(302)

Loss per share available to common stockholders - basic and diluted	$(0.33)	$(0.08)	$(0.25)	(313)%

(1)         For the three months ended March 31, 2013, net earnings attributable to noncontrolling interest represents the portion of the earnings of AmeriHome that we did not wholly-own.

Revenues

	For the Three Months Ended March 31,
			Increase	%
	2014	2013	(Decrease)	Change
Gain on sale of loans, net	$4,375	$16,692	$(12,317)	(74)%
Servicing income, net	1,569	1,010	559	55
Real estate services fees, net	3,679	4,428	(749)	(17)
Other revenues	406	1,757	(1,351)	(77)
Total revenues	$10,029	$23,887	$(13,858)	(58)%

Gain on sale of loans, net.  For the three months ended March 31, 2014, gain on sale of loans, net were $4.4 million compared to $16.7 million in the comparable 2013 period. The $12.3 million decrease is primarily related to an $8.6 million decrease in premiums received from the sale of mortgage loans, a $3.6 million decrease in realized and unrealized losses on derivative financial instruments and a $1.1 million decrease in premiums from servicing retained loan sales, partially offset by a $674 thousand increase in mark-to-market gains and a $248 thousand reduction in net direct loan origination expenses.  The decrease was due to a reduction in mortgage loan origination and sale volumes as well as tighter lending spreads and gain on sale margins associated with $353.1 million and $379.4 million of loans originated and sold, respectively, during the three months ended March 31, 2014, as compared to $379.4 million and $633.3 million of loans originated and sold, respectively, during the same period in 2013.

Servicing income, net.  For the three months ended March 31, 2014, servicing income, net was $1.6 million compared to $1.0 million in the comparable 2013 period.  The increase in servicing income, net was the result of the servicing portfolio increasing 84% to an average quarterly balance of $2.9 billion for the three months ended March 31, 2014 as compared to an average quarterly balance of $1.6 billion for the three months ended March 31, 2013.  During the first quarter of 2014, we sold $522.2 million in UPB of servicing rights and sold AmeriHome, which had servicing rights of $702.1 million in UPB.  Additionally, during the first quarter of 2014, we retained servicing rights on $374.4 million in loans sales.

Real estate services fees, net.  For the three months ended March 31, 2014, real estate services fees, net were $3.7 million compared to $4.4 million in the comparable 2013 period. The $749 thousand decrease was primarily the result of a decrease in transactions related to the decline in loans and the balance of the long-term mortgage portfolio.

Other revenues.  For the three months ended March 31, 2014, other revenues were $406 thousand compared to $1.8 million in the comparable 2013 period. The decrease in other revenues was the result of $961 thousand in mark-to-market losses on MSRs during the first quarter of 2014 as compared to mark-to-market gains of $1.2 million during the first quarter of 2013. Additionally, during the first quarter of 2014, included in other revenues is the $1.2 million gain from the sale of AmeriHome.

Expenses

	For the Three Months Ended March 31,
			Increase	%
	2014	2013	(Decrease)	Change
Personnel expense	$9,244	$16,983	$(7,739)	(46)%
General, administrative and other	5,372	6,721	(1,349)	(20)
Total expenses	$14,616	$23,704	$(9,088)	(38)%

Total expenses were $14.6 million for the three months ended March 31, 2014, compared to $23.7 million for the comparable period of 2013. Personnel expense decreased $7.7 million to $9.2 million for the three months ended March 31, 2014.  The decrease is primarily due to a reduction in personnel related costs due to a decrease in employees and a decrease in commission expense due to a reduction in loan origination volumes and a shift to correspondent and wholesale lending resulting in lower commission expense.  In the fourth quarter of 2013, we sold our retail branch offices and consolidated our lending fulfillment centers reducing staffing to a level appropriate for our lending volumes.   At March 31, 2014 the number of employees declined to 290 as compared to 610 at March 31, 2013.

General, administrative and other expenses decreased to $5.4 million for the three months ended March 31, 2014, compared to $6.7 million for the same period in 2013.  The $1.3 million decrease was primarily related to an $800 thousand reduction in legal and professional fees as well as a decline in marketing and other expenses attributable to reduced lending volumes.  Partially offsetting the decrease was a $300 thousand increase in occupancy expense related to a lease impairment charge for office space that we are no longer occupying and intend to sublease.  The reduction in legal and professional fees is primarily due to a non-operational $700 thousand legal settlement expense recorded during the first quarter of 2013.

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

	For the Three Months Ended March 31,
	2014			2013
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Securitized mortgage collateral	$5,477,334	$71,083	5.19%	$5,805,998	$88,277	6.08%
Mortgage loans held-for-sale	85,040	924	4.35%	97,662	831	3.40%
Other	10,601	14	0.53%	12,063	22	0.73%
Total interest-earning assets	$5,572,975	$72,021	5.17%	$5,915,723	$89,130	6.03%

LIABILITIES
Securitized mortgage borrowings	$5,476,715	$70,048	5.12%	$5,798,458	$86,519	5.97%
Warehouse borrowings	80,145	746	3.72%	93,484	993	4.25%
Long-term debt	16,553	1,111	26.85%	13,034	954	29.28%
Convertible Notes	20,000	387	7.74%	—	—	0.00%
Note payable	—	—	0.00%	2,833	207	29.23%
Capital leases	1,501	42	11.19%	356	13	14.61%
Total interest-bearing liabilities	$5,594,914	$72,334	5.17%	$5,908,165	$88,686	6.00%

Net Interest Spread (1)		$(313)	0.00%		$444	0.02%
Net Interest Margin (2)			-0.02%			0.03%

(1)       Net interest spread is calculated by subtracting the weighted average yield on interest-bearing liabilities from the weighted average yield on interest-earning assets.

(2)         Net interest margin is calculated by dividing net interest spread by total average interest-earning assets.

Net interest spread decreased $757 thousand for the quarter ended March 31, 2014 primarily attributable to a decrease in net interest spread on the long-term mortgage portfolio due to increases in pricing and the corresponding reduction in investor yield requirements between periods on securitized mortgage collateral and securitized mortgage borrowings as well as a decrease in the balance of the long-term mortgage portfolio, an increase in interest expense associated with the long-term debt and an increase in interest expense associated with the issuance of the Convertible Notes during the second quarter of 2013. The decrease was partially offset by a decrease in interest expense on the note payable. As a result, net interest margin decreased from 0.03% for the quarter ended March 31, 2013 to -0.02% for the quarter ended March 31, 2014.

During the quarter ended March 31, 2014, the yield on interest-earning assets decreased to 5.17% from 6.03% in the comparable 2013 period. The yield on interest-bearing liabilities decreased to 5.17% for the quarter ended March 31, 2014 from 6.00% for the comparable 2013 period. In connection with the fair value accounting for investment securities available-for-sale, securitized mortgage collateral and borrowings and long-term debt, interest income and interest expense is recognized using effective yields based on estimated fair values for these instruments. The decrease in yield for securitized mortgage collateral and securitized mortgage borrowings is primarily related to increased prices on mortgage-backed bonds which resulted in a decrease in yield. Bond prices received from pricing services and other market participants have increased over the past few quarters as investor’s demand for mortgage-backed securities has increased. This has resulted in an increase in fair value for both securitized mortgage collateral and securitized mortgage borrowings. These increases in fair value have decreased the effective yields used for purposes of recognizing interest income and interest expense on these instruments.

Change in the fair value of long-term debt.

Change in the fair value of long-term debt was a loss of $650 thousand for the quarter ended March 31, 2014, compared to a loss of $49 thousand for the comparable 2013 period as a result of the increase in the estimated fair value of long-term debt. The increase in the estimated fair value of long-term debt was primarily the result of a reduction in discount rate as well as an increase in forward LIBOR interest rates. Long-term debt (consisting of trust preferred securities and junior subordinated notes) is measured based upon an analysis prepared by the Company, which considers the Company’s own credit risk, including consideration of settlements with trust preferred debt holders and discounted cash flow analyses.

Change in fair value of net trust assets, including trust REO gains (losses)

	For the Three Months
	Ended March 31,
	2014	2013
Change in fair value of net trust assets, excluding REO	$(3,043)	$(4,710)
Gains from REO	6,081	3,210
Change in fair value of net trust assets, including trust REO gains (losses)	$3,038	$(1,500)

The change in fair value related to our net trust assets (residual interests in securitizations) was a gain of $3.0 million for the quarter ended March 31, 2014, compared to a loss of $1.5 million in the comparable 2013 period. The change in fair value of net trust assets, including REO was due to $3.0 million in losses from changes in fair value of securitized mortgage borrowings, securitized mortgage collateral and investment securities available-for-sale primarily associated with updating assumptions of increased collateral losses in the future and higher interest rates. Offsetting the loss was a $6.1 million increase in NRV of REO during the period attributed to lower expected loss severities on properties held in the long-term mortgage portfolio during the period.

For the quarter ended March 31, 2013, the ($1.5) million change in fair value of net trust assets, including REO was due to $4.7 million in losses from changes in fair value of securitized mortgage borrowings, securitized mortgage collateral and investment securities available-for-sale primarily associated with updating assumptions of increased collateral losses in the future and higher interest rates. Partially offsetting the loss was a $3.2 million increase in NRV of REO during the period attributed to lower expected loss severities on properties held in the long-term mortgage portfolio during the period.

Income Taxes

The Company recorded income tax expense (benefit) of $0.3 million and ($1.1) million for the three months ended March 31, 2014 and 2013, respectively. The $0.3 million tax expense is primarily related to alternative minimum taxes associated with taxable income generated from sale of AmeriHome and mortgage servicing rights.  The $1.1 million income tax benefit for 2013 is the result of the inclusion of AmeriHome in the IMH federal and California consolidated tax returns as a result of the Company increasing its ownership in AmeriHome to 80% during the first quarter of 2013.

As of December 31, 2013, the Company had estimated federal and California net operating loss (NOL) carryforwards of approximately $518.7 million and $437.0 million, respectively, of which approximately $293.1 million (federal) related to discontinued operations. Federal and state net operating loss carryforwards begin to expire in 2027 and 2018, respectively.

We have significant NOL carry-forwards from prior years. If there is an improvement in earnings from our continuing operations, we may be able to generate sufficient taxable income in future years to utilize these loss carry-forwards, however, at March 31, 2014; we have recognized a full valuation allowance against our net deferred tax assets.  As of March 31, 2014, we have no material uncertain tax positions.

Results of Operations by Business Segment

Today, we have three primary operating segments: Mortgage Lending, Real Estate Services and Long-Term Mortgage Portfolio. Unallocated corporate and other administrative costs, including the cost associated with being a public company, are presented in Corporate. Segment operating results are as follows:

	For the Three Months Ended
	March 31, 2014		March 31, 2013
	Net earnings (loss)	Diluted EPS	Net earnings (loss)	Diluted EPS
Mortgage Lending (1)	$(2,413)	$(0.27)	$526	$0.06
Real Estate Services	2,158	0.24	2,280	0.26
Long-Term Mortgage Portfolio	2,247	0.25	(819)	(0.09)
Corporate	(4,504)	(0.50)	(2,972)	(0.34)
Continuing Operations	$(2,512)	$(0.28)	$(985)	$(0.11)
Income tax expense (benefit) from continuing operations	342	0.04	(1,088)	$(0.13)
Continuing Operations, net of tax	$(2,854)	$(0.32)	$103	$0.02
Discontinued Operations, net of tax	(112)	(0.01)	(841)	(0.10)
Net loss attributable to IMH	$(2,966)	$(0.33)	$(738)	$(0.08)

(1)       Includes net earnings attributable to noncontrolling interest.

Mortgage Lending

Condensed Statements of Operations Data

	For the Three Months Ended March 31,
			Increase	%
	2014	2013	(Decrease)	Change
Gain on sale of loans, net	$4,375	$16,692	$(12,317)	(74)%
Servicing income, net	1,569	1,010	559	55
Other	237	1,291	(1,054)	(82)
Total revenues	6,181	18,993	(12,812)	(67)

Other income (expense)	156	(157)	313	199

Personnel expense	(6,585)	(14,078)	7,493	53
General, administrative and other	(2,165)	(4,169)	2,004	48
Net (loss) earnings before income taxes	$(2,413)	$589	$(3,002)	(510)%

For the quarter ended March 31, 2014, gain on sale of loans, net were $4.4 million or 1.31% compared to $16.7 million or 2.67% in the comparable 2013 period. The $12.3 million decrease was due to a reduction in mortgage loan origination and sales volumes as well as tighter lending spreads and gain on sale margins associated with $353.1 million and $379.4 million of loans originated and sold, respectively, during the three months ended March 31, 2014, as compared to $673.8 million and $633.3 million of loans originated and sold, respectively, during the same period in 2013.

For the quarter ended March 31, 2014, servicing income, net was $1.6 million compared to $1.0 million in the comparable 2013 period.  The increase in servicing income, net was the result of the servicing portfolio increasing 84% to an average quarterly balance of $2.9 billion for the three months ended March 31, 2014 as compared to an average quarterly balance of $1.6 billion for the three months ended March 31, 2013.  During the first quarter of 2014, we sold $522.2 million in UPB of servicing rights and sold AmeriHome, which had servicing rights of $702.1 million in UPB.  Additionally, during the first quarter of 2014, we retained servicing rights on $374.4 million in loans sales.

For the quarter ended March 31, 2014, other revenues were $237 thousand compared to $1.3 million in the comparable 2013 period. The decrease in other revenues was the result of $961 thousand in mark-to-market losses on MSRs during the first quarter of 2014 as compared to mark-to-market gains of $1.2 million during the first quarter of 2013. Additionally, during the first quarter of 2014, other revenues included a $1.2 million gain from the sale of AmeriHome.

Personnel expense decreased $7.5 million to $6.6 million for the three months ended March 31, 2014.  The decrease is primarily due to the sale of our retail branch offices and consolidation of our lending fulfillment centers in the fourth quarter of 2013, reducing staffing to a level appropriate for our lending volumes.   The average number of mortgage lending employees declined to 176 in the first quarter of 2014 as compared to 472 during the same period in 2013.  Additionally, the decrease is also related to a reduction in loan origination volumes resulting in a decrease in commission expense.

The $2.0 million decrease in general, administrative and other expense is primarily related to reductions in occupancy, legal and professional fees and other marketing costs primarily attributable to the sale of our retail branches during the fourth quarter of 2013. The reduction in legal and professional fees is primarily due to a non-operational $700 thousand legal settlement expense recorded during the first quarter of 2013.

Real Estate Services

	For the Three Months Ended March 31,
			Increase	%
	2014	2013	(Decrease)	Change
Real estate services fees, net	$3,679	$4,428	$(749)	(17)%

Other income (expense)	1	6	(5)	(83)

Personnel expense	(1,218)	(1,884)	666	35
General, administrative and other	(304)	(270)	(34)	(13)
Net earnings before income taxes	$2,158	$2,280	$(122)	(5)%

For the quarter ended March 31, 2014, real estate services fees, net were $3.7 million compared to $4.4 million in the comparable 2013 period. The $749 thousand decrease in real estate services fees, net was the result of an $809 thousand decrease in real estate and recovery fees real estate services and a $352 thousand decrease in loss mitigation fees partially offset by a $412 thousand increase in real estate services.

For the quarter ended March 31, 2014, personnel expense decreased to $1.2 million as compared to $1.9 million for the comparable 2013 period. The $666 thousand decrease is primarily related to a reduction in personnel as well as a reduction in commissions associated with reduced transactions associated with the decline in loans and balance of the long-term mortgage portfolio.

Long-term Mortgage Portfolio

	For the Three Months Ended March 31,
			Increase	%
	2014	2013	(Decrease)	Change
Other revenue	$169	$472	(303)	(64)%

Personnel expense	(91)	(250)	159	64
General, administrative and other	(150)	(109)	(41)	(38)
Total expenses	(241)	(359)	118	33

Net interest (expense) income	(69)	617	(686)	(111)
Change in fair value of long-term debt	(650)	(49)	(601)	(1227)
Change in fair value of net trust assets, including trust REO gains (losses)	3,038	(1,500)	4,538	303
Total other income (expense)	2,319	(932)	3,251	349
Net earnings (loss) before income taxes	$2,247	$(819)	$3,066	374%

For the quarter ended March 31, 2014, other revenue totaled $169 thousand as compared to $472 thousand for the comparable 2013 period. The $303 thousand decrease is primarily due to a $300 thousand decrease in investment earnings.

For the quarter ended March 31, 2014, personnel expense was $91 thousand as compared to $250 thousand for the comparable 2013 period. The $159 thousand decrease in personnel expense was primarily due to a decrease in allocated personnel expenses associated with ongoing activities in the long-term mortgage portfolio associated with a decline in loans and balances of the long-term mortgage portfolio.

For the quarter ended March 31, 2014, net interest (expense) income totaled $(69) thousand as compared to $617 thousand for the comparable 2013 period. Net interest income decreased $686 thousand for the quarter ended March 31, 2014 primarily attributable to a $723 thousand decrease in net interest spread on the long-term mortgage portfolio due to increases in pricing and the corresponding reduction in investor yield requirements between periods on securitized mortgage collateral and securitized mortgage borrowings as well as a decrease in the balance of the long-term mortgage portfolio. Additionally, interest expense on the long-term debt increased $157 thousand due to an increase in interest rates.   Partially offsetting the decrease was a $199 thousand decrease in interest expense on the note payable due to the repayment of the note in April 2013.

Change in the fair value of long-term debt was a loss of $650 thousand for the quarter ended March 31, 2014, compared to a loss of $49 thousand for the comparable 2013 period as a result of the increase in the estimated fair value of long-term debt. The increase in the estimated fair value of long-term debt was primarily the result of a reduction in discount rate as well as an increase in forward LIBOR interest rates.

The change in fair value related to our net trust assets (residual interests in securitizations) was a gain of $3.0 million for the quarter ended March 31, 2014, compared to a loss of $1.5 million in the comparable 2013 period. The change in fair value of net trust assets, including REO was due to $3.0 million in losses from changes in fair value of securitized mortgage borrowings, securitized mortgage collateral and investment securities available-for-sale primarily associated with updating assumptions of increased collateral losses in the future and higher interest rates. Offsetting the loss was a $6.1 million increase in NRV of REO during the period attributed to lower expected loss severities on properties held in the long-term mortgage portfolio during the period.

Corporate

The corporate segment includes all corporate services groups, public company costs, unused office space for future growth as well as debt expense related to the Convertible Notes and capital leases. This corporate services group supports all operating segments. A portion of the corporate services costs is allocated to the operating segments. The costs associated with being a public company, unused space for growth as well as the interest expense related to the Convertible Notes and capital leases are not allocated to our other segments and remain in this segment.

	For the Three Months Ended March 31,
			Increase	%
	2014	2013	(Decrease)	Change
Interest expense	$(401)	$(20)	(381)	1905
Other expenses	(4,103)	(2,952)	(1,151)	(39)
Net loss before income taxes	$(4,504)	$(2,972)	$(1,532)	(52)%

For the quarter ended March 31, 2014, interest expense increased as compared to the comparable 2013 period primarily due to $387 thousand in interest expense on the $20.0 million Convertible Notes issued in April 2013.

For the quarter ended March 31, 2014, expenses increased to $4.1 million as compared to $3.0 million for the comparable 2013 period. The increase was due to non-cash lease impairment charge and a net reduction in allocated corporate expenses.  With the further consolidation of the mortgage lending and real estate services operations in the first quarter of 2014, the Company recorded a non-cash lease impairment charge of $548 thousand for the space that we no longer used and expect to sublease in the future. Although corporate costs decreased $402 thousand in the first quarter of 2014 as compared to first quarter of 2013, the sale of the retail branch network and closure of the lending fulfillment center at the end of 2013 resulted in a reduced allocation of certain fixed corporate costs due to reduced headcount primarily in mortgage lending and the associated reductions in business operations.  The combination of the two resulted in a net increase in expenses recorded in the corporate segment of $649 thousand.

Discontinued Operations

	For the Three Months Ended March 31,
			Increase	%
	2014	2013	(Decrease)	Change
Provision for repurchases	$—	$(606)	$606	100%
General, administrative and other	(112)	(235)	123	52
Net loss after income taxes	$(112)	$(841)	$729	87%

We did not record any provision for repurchases during the quarter ended March 31, 2014.  During the first quarter of 2014, we paid approximately $3.5 million to settle previous repurchase claims related to our previously discontinued operations and such amount was charged against the reserve on our consolidated balance sheets.

For the quarter ended March 31, 2014, general, administrative and other expense decreased to $112 thousand as compared to $235 thousand for the comparable 2013 period. The decrease of $123 thousand between periods is primarily due to a legal settlement recovery.  During 2014, we incurred approximately $895 thousand in legal expenses for various matters pertaining to the discontinued non-conforming mortgage operations. Offsetting the legal expenses was a $950 thousand recovery from a settlement associated with previous litigation settlements.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and estimable. In any case, there may be an exposure to losses in excess of any such amounts whether accrued or not. Any estimated loss is subject to significant judgment and is based upon currently available information, a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated loss will change from time to time, and actual results may vary significantly from the current estimate. Therefore, an estimate of possible loss represents what the Company believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company’s maximum loss exposure.  At March 31, 2014, the Company has a $2.7 million accrued liability recorded for such estimated loss exposure as explained below.

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

Updates to legal matters for the period ended March 31, 2014 are as follows:

On October 16, 2012, a matter was filed entitled Deutsche Bank National Trust Company, in its individual capacity, and as Indenture Trustee of Impac Secured Assets CMB Trust Series 1998-1, Impac CMB Trust Series 1999-2, 2000-2, 2001-4, 2002-1, and 2003-5, and Impac Real Estate Asset Trust Series 2006-SD1 v. Impac Mortgage Holdings, Inc., et al.  The action alleged the defendants owed the plaintiff indemnification for settlements that the plaintiff allegedly entered into in connection with the Gilmor, et al. v. Preferred Credit Corp., et al. matter described above.  On March 11, 2014, the parties entered into a settlement agreement whereby the Company agreed to pay $1.65 million, which is payable in installments in either cash or Company stock, at the Company’s option.  On April 14, 2014, the court approved the settlement.

On May 15, 2013, a matter was filed entitled Wilmington Trust Company, in its individual capacity, and as Owner Trustee of Impac Secured Assets CMN Trust Series 1998-1 and Impac CMB Trust Series 1999-1, 1999-2, 2000-1, 2000-2, 2001-4, 2002-1, and 2003-5 v. Impac Secured Assets Corp., et al. The action alleged the defendants owed the plaintiff indemnification for settlements that the plaintiff allegedly entered into in connection with the Gilmor, et al. v. Preferred Credit Corp., et al. matter, which was settled and approved by the court in March 2013.  On January 10, 2014, the parties entered into a settlement agreement whereby the Company agreed to pay $1.05 million, which is payable in either cash or Company stock, at the Company’s option, and on February 25, 2014 the settlement was approved by the court.

On December 14, 2013, a matter was filed in the US District Court, District of Minnesota, Case No. 13-CV-03506, entitled Residential Funding Company, LLC v. Impac Funding Corp. alleging the defendant is responsible for unspecific debts of Pinnacle Direct Funding Corp., as its successor in interest.  On April 3, 2014, the plaintiff filed a First Amended Complaint alleging the defendant is responsible for breaches of representations and warranties in connection with certain loan sales from Pinnacle to plaintiff.  The plaintiff seeks declaratory relief and unspecified damages. On April 17, 2014, the Company filed a motion to dismiss the First Amended Complaint.

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

Please refer to IMH’s report on Form 10-K for the year ended December 31, 2013 for a description of litigation and claims.

ITEM 1A:  RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2013, includes a detailed discussion of our risk factors.  Such risks have not changed during 2014.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Securities

As previously reported in our Form 10-K for the year ended December 31, 2013, on January 15, 2014, the Company issued to Citigroup Global Market, Inc. (“Citigroup”) 75,000 shares of common stock. The issuance of the shares was the final installment pursuant to the terms of the Settlement Agreement dated December 20, 2012 with Citigroup pursuant to which the Company agreed to pay an aggregate of $3.1 million within a 12 month period.  The issuance was made in reliance upon the exemption from registration under Section 3(a)(10) of the Securities Act of 1933, as amended.

On March 27, 2014, the Company issued 85,000 shares of common stock pursuant to the terms of a Settlement and Release Agreement dated January 10, 2014 with Wilmington Trust Company.  The issuance was made in reliance upon the exemption from registration under Section 3(a)(10) of the Securities Act of 1933, as amended.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:  MINE SAFETY DISCLOSURES

None.

ITEM 5:  OTHER INFORMATION

On January 9, 2014, the Company entered into amendment to the Master Repurchase Agreement and Pricing Side Letter with Credit Suisse increasing the borrowing capacity to $125.0 million.

On March 4, 2014, the warehouse facility under the Master Repurchase Agreement with Everbank was amended extending the expiration date to June 25, 2014.

The information set forth above is included herewith for the purpose of providing the disclosure required under “Item 1.01- Entry into a Material Definitive Agreement” and “Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant” of Form 8-K.

Employment Agreements with Todd R. Taylor and Ron Morrison

As previously reported in the Company’s Form 10-K for the year ended December 31, 2014, on February 25, and March 11, 2014, the Company entered into employment agreements with Todd Taylor, Chief Financial Officer, and Ron Morrison, Executive Vice President and General Counsel, respectively. Each employment agreement is effective January 1, 2014 and continues through December 31, 2014, unless terminated earlier, and may be extended by mutual written consent.

Base Salary, Annual Bonus, and Other Compensation.    The base salary for Mr. Taylor and Mr. Morrison is $360,000 and $390,000 per year, respectively. Each is eligible to receive a bonus of up to 65%, in the case of Mr. Taylor, and up to 50%, in the case of Mr. Morrison, of their respective base salary if mutually agreed management objectives are achieved (the “Incentive Bonus”). The Incentive Bonus will be paid quarterly within 30 days of each calendar year quarter end. Each officer (a) may elect to defer any portion of his base salary, bonuses, or incentive compensation into an approved Company-sponsored deferred compensation plan, (b) is eligible to receive stock options, paid vacation, an automobile allowance of $500 per month, and to be reimbursed for reasonable and necessary business and entertainment expenses, (c) may participate in the Company’s health and other benefit plans, and (d) may receive other benefits at the discretion of the Board of Directors.

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

Severance Compensation.    If either officer’s employment is terminated (a) by the Company for cause, (b) voluntarily by the officer, (c) as a result of death, (d) by mutual agreement of the parties, or (e) because the officer is declared legally incompetent or he has a mental or physical condition that can reasonably be expected to prevent him from carrying out his essential duties for more than six months, then such officer will be entitled to receive the following:

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

Good reason includes (a) material changes to such officer’s duties without his prior written consent, (b) relocation, without his prior written consent, of the place of principal performance of his responsibilities and duties to a location more than 65 miles away, (c) a material breach by the Company of the terms of the employment agreement, including a material reduction in base salary, without such officer’s consent, or (d) failure by the Company to obtain from any acquirer of the Company an agreement to assume the employment agreement prior to an acquisition. Each officer may terminate his employment for good reason upon providing the Company at least 90 days prior written notice and the Company has a reasonable time to cure any event constituting good reason.

Change of Control.    The employment agreements will not be terminated by merger, an acquisition by another entity, or by transferring of all or substantially all of the Company’s assets. In the event of any such change of control, the surviving entity or transferee would be bound by the employment

Waiver by Joseph Tomkinson

On March 17, 2014, Joseph Tomkinson, the Company’s CEO, agreed to waive $150,000 of his annual incentive bonus earned pursuant to the terms of his employment agreement during the year ended December 31, 2012. The total annual incentive bonus for 2012 earned by Mr. Tomkinson was $1,007,500, which has been deferred for an indeterminate period of time. Based on the waiver, the amount due to Mr. Tomkinson for his 2012 annual incentive bonus is now $503,329.

The information above is include herewith for the purpose of providing disclosure required under subsection (e) of “Item 5.02—Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of Form 8-K.

ITEM 6:  EXHIBITS

(a)	Exhibits:
10.1

Amendment No. 1 to Master Repurchase Agreement (Repledge Facility) and Pricing Side Letter dated January 9, 2014 between Excel Mortgage Servicing, Inc. and Credit Suisse First Boston Mortgage Capital LLC

10.2

Amendment No. 4  to Master Repurchase Agreement and Amendment No. 7 to Pricing Side Letter dated January 9, 2014 between Excel Mortgage Servicing, Inc. and Credit Suisse First Boston Mortgage Capital LLC

10.3	Eighth Amendment dated March 4, 2014 to Master Repurchase Agreement with Everbank
10.4

First amendment to Employment Contract dated as of March 17, 2014 between Joseph Tomkinson and Impac Mortgage Holdings, Inc. (incorporated by reference to Exhibit 10.7(a) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.5

Employment Agreement effective as of January 1, 2014 between Impac Mortgage Holdings, Inc. and Todd Taylor (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.6

Employment Agreement effective as of January 1, 2014 between Impac Mortgage Holdings, Inc. and Ron Morrison (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

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
101*

The following materials from Impac Mortgage Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Cash Flows, and (4) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

May 14, 2014