Form 10-Q
period 2014-06-30
IMPAC MORTGAGE HOLDINGS INC
filed 2014-08-12
CIK 1000298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

There were 9,401,822 shares of common stock outstanding as of August 8, 2014.

IMPAC MORTGAGE HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1.                                                CONSOLIDATED FINANCIAL STATEMENTS

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Cash and cash equivalents	$21,091	$9,969
Restricted cash	1,907	1,467
Mortgage loans held-for-sale	120,285	129,191
Mortgage servicing rights	16,166	35,981
Securitized mortgage trust assets	5,530,444	5,513,166
Assets of discontinued operations	1,050	2,277
Other assets	29,037	26,274
Total assets	$5,719,980	$5,718,325

LIABILITIES
Warehouse borrowings	$111,227	$119,634
Convertible notes	20,000	20,000
Long-term debt	17,555	15,871
Securitized mortgage trust liabilities	5,515,578	5,502,585
Liabilities of discontinued operations	6,646	12,883
Other liabilities	23,197	21,481
Total liabilities	5,694,203	5,692,454

Commitments and contingencies (See Note 12)

STOCKHOLDERS’ EQUITY
Series A-1 junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none issued or outstanding	—	—
Series B 9.375% redeemable preferred stock, $0.01 par value; liquidation value $16,640; 2,000,000 shares authorized, 665,592 noncumulative shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	7	7
Series C 9.125% redeemable preferred stock, $0.01 par value; liquidation value $35,127; 5,500,000 shares authorized; 1,405,086 noncumulative shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	14	14
Common stock, $0.01 par value; 200,000,000 shares authorized; 9,321,368 and 8,988,910 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	93	90
Additional paid-in capital	1,086,960	1,084,173
Net accumulated deficit:	—	—
Cumulative dividends declared	(822,520)	(822,520)
Retained deficit	(238,777)	(235,893)
Net accumulated deficit	(1,061,297)	(1,058,413)
Total stockholders’ equity	25,777	25,871
Total liabilities and stockholders’ equity	$5,719,980	$5,718,325

See accompanying notes to consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Revenues:
Gain on sale of loans, net	$6,534	$20,458	$11,126	$37,930
Real estate services fees, net	4,360	5,155	8,039	9,583
Servicing income, net	1,291	931	2,859	1,941
(Loss) gain on mortgage servicing rights	(1,564)	2,004	(2,541)	3,182
Other	84	375	1,468	954
Total revenues	10,705	28,923	20,951	53,590
Expenses:
Personnel expense	9,319	18,891	18,779	36,654
General, administrative and other	4,555	6,484	9,928	13,206
Total expenses	13,874	25,375	28,707	49,860
Other income (expense):
Interest income	68,962	77,526	140,982	166,656
Interest expense	(69,058)	(77,733)	(141,391)	(166,419)
Change in fair value of long-term debt	226	(478)	(424)	(527)
Change in fair value of net trust assets, including trust REO gains (losses)	4,711	(607)	7,749	(2,106)
Total other income (expense)	4,841	(1,292)	6,916	(2,396)
Earnings (loss) from continuing operations before income taxes	1,672	2,256	(840)	1,334
Income tax expense (benefit) from continuing operations	756	32	1,098	(1,056)
Net earnings (loss) from continuing operations	916	2,224	(1,938)	2,390
Loss from discontinued operations, net of tax	(834)	(933)	(946)	(1,774)
Net earnings (loss)	82	1,291	(2,884)	616
Net earnings attributable to noncontrolling interest	—	(73)	—	(136)
Net earnings (loss) attributable to common stockholders	$82	$1,218	$(2,884)	$480

Earnings (loss) per common share - basic:
Earnings (loss) from continuing operations attributable to IMH	$0.10	$0.25	$(0.21)	$0.27
Loss from discontinued operations	(0.09)	(0.11)	(0.10)	(0.21)
Net earnings (loss) per share available to common stockholders	$0.01	$0.14	$(0.31)	$0.06

Earnings (loss) per common share - diluted:
Earnings (loss) from continuing operations attributable to IMH	$0.10	$0.24	$(0.21)	$0.27
Loss from discontinued operations	(0.09)	(0.10)	(0.10)	(0.19)
Net earnings (loss) per share available to common stockholders	$0.01	$0.14	$(0.31)	$0.08

See accompanying notes to consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Six Months
	Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings	$(2,884)	$616
Gain on sale of MSRs	(1,182)	(116)
Change in fair value of mortgage servicing rights	3,723	(3,066)
Gain on sale of AmeriHome	(1,208)	—
Gain on sale of loans	(8,746)	(42,536)
Change in fair value of mortgage loans held-for-sale	(2,809)	5,671
Change in fair value of derivatives lending, net	(85)	(2,046)
Provision for repurchases	514	982
Origination of mortgage loans held-for-sale	(814,781)	(1,417,171)
Sale and principal reduction on mortgage loans held-for-sale	826,917	1,375,416
Gains from REO	(9,024)	(5,556)
Change in fair value of net trust assets, excluding REO	(1,327)	4,215
Change in fair value of long-term debt	424	527
Accretion of interest income and expense	93,418	112,219
Change in REO impairment reserve	6,307	2,068
Amortization of debt issuance costs and discount on note payable	24	7
Stock-based compensation	810	816
Net change in restricted cash	(440)	1,735
Net cash used in operating activities of discontinued operations	(4,075)	(6,661)
Net change in other assets and liabilities	2,257	(2,061)
Net cash provided by operating activities	87,833	25,059

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in securitized mortgage collateral	305,305	386,089
Proceeds from the sale of mortgage servicing rights	18,153	3,104
Finance receivable advances to customers	(19,251)	—
Repayments of finance receivables	15,277	—
Net change in mortgages held-for-investment	3	(17)
Purchase of premises and equipment	(15)	(368)
Net principal change on investment securities available-for-sale	46	46
Proceeds from the sale of REO	18,467	29,346
Proceeds from the sale of AmeriHome	10,200	—
Net cash provided by investing activities	348,185	418,200

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of warehouse borrowings	(755,437)	(1,283,441)
Borrowings under warehouse agreement	747,030	1,353,115
Repayment of line of credit	(10,500)	(5,500)
Borrowings under line of credit	11,500	5,500
Repayment of securitized mortgage borrowings	(416,216)	(524,813)
Issuance of Convertible Notes	—	20,000
Principal payments on notes payable	—	(3,371)
Principal payments on capital lease	(370)	(282)
Capitalized debt issuance costs	—	(259)
Proceeds from exercise of stock options	32	143
Net cash used in financing activities	(423,961)	(438,908)

Net change in cash and cash equivalents	12,057	4,351
Cash and cash equivalents at beginning of year	9,969	12,755
Cash and cash equivalents at end of period - continuing operations	21,091	17,067
Cash and cash equivalents at end of period - discontinued operations	935	39
Cash and cash equivalents at end of period	$22,026	$17,106

NON-CASH TRANSACTIONS (Continuing and Discontinued Operations):
Transfer of securitized mortgage collateral to real estate owned	$16,456	$21,689
Mortgage servicing rights retained from loan sales and issuance of mortgage backed securities	8,325	11,275
Common stock issued upon legal settlement	1,948	2,135
Increase in ownership of AmeriHome	—	46
Acquisition of equipment purchased through capital leases	453	418

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

Financial Statement Presentation

The accompanying unaudited consolidated financial statements of IMH and its subsidiaries (as defined above) have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These interim period condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the United States Securities and Exchange Commission (SEC).

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

Note 2.—Mortgage Loans Held-for-Sale

A summary of the unpaid principal balance of mortgage loans held-for-sale by type is presented below:

	June 30,	December 31,
	2014	2013
Government (1)	$66,486	$81,292
Conventional (2)	47,394	44,303
Fair value adjustment	6,405	3,596
Total mortgage loans held-for-sale	$120,285	$129,191

(1)         Includes all government-insured loans including Federal Housing Administration (FHA), Veterans Affairs (VA) and United States Department of Agriculture (USDA).

(2)         Includes loans eligible for sale to Fannie Mae and Freddie Mac.

Gain on loans held-for-sale (LHFS) is comprised of the following for the three and six months ended June 30, 2014 and 2013:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Gain on sale of mortgage loans	$18,963	$21,575	$32,760	$43,776
Premium from servicing retained loan sales	4,562	6,412	8,325	11,275
Unrealized gains from derivative financial instruments	423	3,064	85	2,046
Realized (losses) gains from derivative financial instruments	(3,972)	8,492	(6,143)	10,637
Mark to market gain (loss) on LHFS	2,270	(5,536)	2,809	(5,671)
Direct origination expenses, net	(15,457)	(12,959)	(26,196)	(23,151)
Provision for repurchases	(255)	(590)	(514)	(982)
Total gain on sale of loans, net	$6,534	$20,458	$11,126	$37,930

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

The following table summarizes the activity of MSRs for the six months ending June 30, 2014 and 2013:

	June 30,	June 30,
	2014	2013
Balance at beginning of period	$35,981	$10,703
Additions from servicing retained loan sales	8,325	11,275
Reductions from bulk sales	(16,971)	(2,988)
Reduction from sale of AmeriHome	(7,446)	—
Changes in fair value (1)	(3,723)	3,066
Fair value of MSRs at end of period	$16,166	$22,056

(1)         Changes in fair value are included within other total revenues in the consolidated statements of operations.

At June 30, 2014 and December 31, 2013, the outstanding principal balance of the mortgage servicing portfolio was comprised of the following:

	June 30,	December 31,
	2014	2013
Government	$483,715	$1,203,478
Conventional	2,131,685	1,837,475
2010 Acquisition of AmeriHome (1)	—	87,693
Servicing sold but not transferred	(1,043,454)	—
Total loans serviced	$1,571,946	$3,128,646

(1)         Represents servicing portfolio acquired in the 2010 acquisition of AmeriHome and includes government and conventional loans originated by AmeriHome prior to the Company’s acquisition. During March 2014, the Company sold AmeriHome.  See Note 14. Sale of AmeriHome for more details.

The table below illustrates hypothetical changes in fair values of MSRs, caused by assumed immediate changes to key assumptions that are used to determine fair value.  See Note 8.—Fair Value of Financial Instruments, for a description of the key assumptions used to determine the fair value of MSRs.

June 30,
Mortgage Servicing Rights Sensitivity Analysis	2014

Fair value of MSRs	$16,166

Prepayment Speed:
Decrease in fair value from 100 basis point (bp) adverse change	(585)
Decrease in fair value from 200 bp adverse change	(1,166)

Discount Rate:
Decrease in fair value from 100 bp adverse change	(587)
Decrease in fair value from 200 bp adverse change	(1,135)

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

(Loss) gain on mortgage servicing rights are comprised of the following for the three and six months ended June 30, 2014 and 2013:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Gain on sale of mortgage servicing rights	$1,198	$155	$1,182	$116
Change in fair value of mortgage servicing rights	(2,762)	1,849	(3,723)	3,066
(Loss) gain on mortgage servicing rights	$(1,564)	$2,004	$(2,541)	$3,182

During the three months ended June 30, 2014, the Company sold $1.0 billion in UPB of servicing at a gain of $1.2 million.  The Company also recorded change in fair value loss of $2.8 million for the remaining unsold mortgage servicing rights at June 30, 2014.  The change in fair value was primarily due to the decline in mortgage rates in the second quarter.

Note 4.—Warehouse Borrowings

The Company, through its subsidiaries, is a party to four Master Repurchase Agreements with lenders providing warehouse facilities. The warehouse facilities are used to fund, and are secured by, residential mortgage loans that are held for sale.

The following table presents certain information on warehouse borrowings and related accrued interest for the periods indicated:

	Maximum
	Borrowing	Balance Outstanding At
	Capacity	June 30, 2014	December 31, 2013
Short-term borrowings:
Repurchase agreement 1 (1)	$100,000	$33,771	$50,794
Repurchase agreement 2 (2)	40,000	14,899	19,493
Repurchase agreement 3 (3)	50,000	11,244	15,592
Repurchase agreement 4 (4)	125,000	51,313	33,755
Total short-term borrowings	$315,000	$111,227	$119,634

(1)         In June 2014, the maturity was extended to June 2015 and the maximum borrowing capacity increased from $75.0 million to $100.0 million.

(2)         In June 2014, the maturity was extended to May 2015.

(3)         In June 2014, the maturity was extended to September 2014.

(4)         As part of the agreement, the Company has a $40 million sublimit for re-warehousing.

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

Note 6.—Line of Credit Agreement

In June 2014, the Company, through its subsidiaries, amended the $4.0 million working capital line of credit agreement with a national bank at an interest rate of one-month LIBOR plus 3.50% extending the expiration to June 2015.  Under the terms of the agreement the Company and its subsidiaries are required to maintain various financial and other covenants.  There was a $4.0 million outstanding balance on the working capital line of credit as of June 30, 2014, which is included in other liabilities in the accompanying consolidated balance sheets.

Note 7.—Securitized Mortgage Trusts

Trust Assets

Trust assets, which are recorded at fair value, are comprised of the following at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
Securitized mortgage collateral	$5,510,741	$5,494,152
Real estate owned	19,612	18,906
Investment securities available-for-sale	91	108
Total trust assets	$5,530,444	$5,513,166

Trust Liabilities

Trust liabilities, which are recorded at fair value, are comprised of the following at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
Securitized mortgage borrowings	$5,507,629	$5,492,371
Derivative liabilities	7,949	10,214
Total trust liabilities	$5,515,578	$5,502,585

Change in fair value of net trust assets, including trust real estate owned (REO) gains (losses)

Changes in fair value of net trust assets, including trust REO gains (losses) are comprised of the following for the three and six months ended June 30, 2014 and 2013:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Change in fair value of net trust assets, excluding REO	$1,769	$(2,953)	$(1,275)	$(7,662)
Gains from REO	2,942	2,346	9,024	5,556
Change in fair value of net trust assets, including trust REO gains (losses)	$4,711	$(607)	$7,749	$(2,106)

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

The following table presents the estimated fair value of financial instruments included in the consolidated financial statements as of the dates indicated:

	June 30, 2014				December 31, 2013
	Carrying	Estimated Fair Value			Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$21,091	$21,091	$—	$—	$9,969	$9,969	$—	$—
Restricted cash	1,907	1,907	—	—	1,467	1,467	—	—
Mortgage loans held-for-sale	120,285	—	120,285	—	129,191	—	129,191	—
Finance receivables	4,305	—	4,305	—	—	—	—	—
Mortgage servicing rights	16,166	—	—	16,166	35,981	—	—	35,981
Derivative assets, lending, net	3,073	—	—	3,073	1,992	—	1,079	913
Investment securities available-for-sale	91	—	—	91	108	—	—	108
Securitized mortgage collateral	5,510,741	—	—	5,510,741	5,494,152	—	—	5,494,152

Liabilities
Warehouse borrowings	$111,227	$—	$111,227	$—	$119,634	$—	$119,634	$—
Convertible notes	20,000	—	—	20,000	20,000	—	—	20,000
Long-term debt	17,555	—	—	17,555	15,871	—	—	15,871
Securitized mortgage borrowings	5,507,629	—	—	5,507,629	5,492,371	—	—	5,492,371
Derivative liabilities, securitized trusts	7,949	—	—	7,949	10,214	—	—	10,214
Derivative liabilities, lending, net	1,007	—	1,007	—	—	—	—	—
Line of credit	4,000	—	4,000	—	3,000	—	3,000	—

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

Finance receivables borrowings carrying amounts approximates fair value due to the short-term nature of the assets and do not present unanticipated interest rate or credit concerns.

Warehouse borrowings carrying amounts approximate fair value due to the short-term nature of the liabilities and do not present unanticipated interest rate or credit concerns.

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

As a result of the lack of observable market data resulting from inactive markets, the Company has classified its investment securities available-for-sale, securitized mortgage collateral and borrowings, net derivative liabilities, securitized trusts, long-term debt, interest rate lock commitments (IRLCs) and mortgage servicing rights as Level 3 fair value measurements. Level 3 assets and liabilities were 98% and 99% and 98% and 99%, respectively, of total assets and total liabilities measured at estimated fair value at June 30, 2014 and December 31, 2013.

Recurring Fair Value Measurements

The Company assesses the financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by ASC Topic 810. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the beginning of the reporting period. There were no material transfers between our Level 1 and Level 2 classified instruments during the three and six months ended June 30, 2014.

The following tables present the Company’s assets and liabilities that are measured at estimated fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option at June 30, 2014 and December 31, 2013, based on the fair value hierarchy:

	Recurring Fair Value Measurements
	June 30, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investment securities available-for-sale	$—	$—	$91	$—	$—	$108
Mortgage loans held-for-sale	—	120,285	—	—	129,191	—
Derivative assets, lending, net (1)	—	—	3,073	—	1,079	913
Mortgage servicing rights	—	—	16,166	—	—	35,981
Securitized mortgage collateral	—	—	5,510,741	—	—	5,494,152
Total assets at fair value	$—	$120,285	$5,530,071	$—	$130,270	$5,531,154

Liabilities
Securitized mortgage borrowings	$—	$—	$5,507,629	$—	$—	$5,492,371
Derivative liabilities, securitized trusts (2)	—	—	7,949	—	—	10,214
Long-term debt	—	—	17,555	—	—	15,871
Derivative liabilities, lending, net (3)	—	1,007	—	—	—	—
Total liabilities at fair value	$—	$1,007	$5,533,133	$—	$—	$5,518,456

(1)          At June 30, 2014, derivative assets, lending, net included $3.1 million in IRLCs associated with the Company’s mortgage lending operations, and is included in other assets in the accompanying consolidated balance sheets. At December 31, 2013, derivative assets, lending, net included $913 thousand in IRLCs and $1.1 million in hedging instruments, respectively, associated with the Company’s mortgage lending operations, and is included in other assets and other liabilities in the accompanying consolidated balance sheets.

(2)          At June 30, 2014, derivative liabilities, securitized trusts, included $7.9 million in interest rate swaps and caps, included within trust liabilities. At December 31, 2013, derivative liabilities, securitized trusts, included $10.2 million in interest rate swaps and caps, included within trust liabilities.

(3)          At June 30, 2014, derivative liabilities, lending, included $1.0 million in hedging instruments associated with the Company’s mortgage lending operations and is included in other liabilities in the accompanying consolidated balance sheets.

The following tables present reconciliations for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2014 and 2013:

	Level 3 Recurring Fair Value Measurements
	For the three months ended June 30, 2014
				Derivative
	Investment	Securitized	Securitized	liabilities, net,	Mortgage
	securities	mortgage	mortgage	securitized	servicing	Interest rate lock	Long-term
	available-for-sale	collateral	borrowings	trusts	rights	commitments, net	debt
Fair value, March 31, 2014	$104	$5,460,516	$(5,461,058)	$(9,145)	$25,079	$1,415	$(17,235)
Total gains (losses) included in earnings:
Interest income (1)	6	11,140	—	—	—	—	—
Interest expense (1)	—	—	(54,953)	—	—	—	(546)
Change in fair value	16	207,509	(205,491)	(265)	(2,762)	1,658	226
Total gains (losses) included in earnings	22	218,649	(260,444)	(265)	(2,762)	1,658	(320)
Transfers in and/or out of Level 3	—	—	—	—	—	—	—
Purchases, issuances and settlements
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	4,562	—	—
Settlements	(35)	(168,424)	213,873	1,461	(10,713)	—	—
Fair value, June 30, 2014	$91	$5,510,741	$(5,507,629)	$(7,949)	$16,166	$3,073	$(17,555)
Unrealized gains (losses) still held (2)	$81	$(1,473,345)	$3,618,576	$(7,464)	$16,166	$3,073	$53,208

(1)             Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. The net interest income, including cash received and paid, was $1.2 million for the three months ended June 30, 2014.  The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations is primarily from contractual interest on the securitized mortgage collateral and borrowings.

(2)             Represents the amount of unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held and reflected in the fair values at June 30, 2014.

	Level 3 Recurring Fair Value Measurements
	For the three months ended June 30, 2013
				Derivative
	Investment	Securitized	Securitized	liabilities, net,	Mortgage
	securities	mortgage	mortgage	securitized	servicing	Interest rate lock		Put	Long-term
	available-for-sale	collateral	borrowings	trusts	rights	commitments, net	Call option	option	debt
Fair value, March 31, 2013	$160	$5,824,111	$(5,819,460)	$(15,387)	$15,599	$3,579	$479	$—	$(13,336)
Total gains (losses) included in earnings:
Interest income (1)	8	5,740	—	—	—	—	—	—	—
Interest expense (1)	—	—	(60,486)	—	—	—	—	—	(585)
Change in fair value	(47)	4,266	(7,594)	422	1,849	(3,279)	—	—	(478)
Total gains (losses) included in earnings	(39)	10,006	(68,080)	422	1,849	(3,279)	—	—	(1,063)
Transfers in and/or out of Level 3	—	—	—	—	—		—	—	—
Purchases, issuances and settlements
Purchases	—	—	—	—			—	—	—
Issuances	—	—	—	—	6,412	—	—	—	—
Settlements	(11)	(194,131)	255,791	1,689	(1,804)	—	—	—	—
Fair value, June 30, 2013	$110	$5,639,986	$(5,631,749)	$(13,276)	$22,056	$300	$479	$—	$(14,399)
Unrealized gains (losses) still held (2)	$64	$(2,251,607)	$4,381,060	$(12,629)	$22,056	$300	$479	$—	$56,364

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

	Level 3 Recurring Fair Value Measurements
	For the six months ended June 30, 2014
	Investment			Derivative
	securities	Securitized	Securitized	liabilities, net,		Interest rate lock
	available-for-	mortgage	mortgage	securitized	Mortgage	commitments,	Long-term
	sale	collateral	borrowings	trusts	servicing rights	net	debt
Fair value, December 31, 2013	$108	$5,494,152	$(5,492,371)	$(10,214)	$35,981	$913	$(15,871)
Total gains (losses) included in earnings:
Interest income (1)	13	20,956	—	—	—	—	—
Interest expense (1)	—	—	(113,127)	—	—	—	(1,260)
Change in fair value	16	317,394	(318,259)	(426)	(3,723)	2,171	(424)
Total gains (losses) included in earnings	29	338,350	(431,386)	(426)	(3,723)	2,171	(1,684)
Transfers in and/or out of Level 3	—	—	—	—	—	—	—
Purchases, issuances and settlements
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	8,325	—	—
Settlements	(46)	(321,761)	416,128	2,691	(24,417)	(11)	—
Fair value, June 30, 2014	$91	$5,510,741	$(5,507,629)	$(7,949)	$16,166	$3,073	$(17,555)

(1)             Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. The net interest income, including cash received and paid, was $2.2 million for the six months ended June 30, 2014.  The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations is primarily from contractual interest on the securitized mortgage collateral and borrowings.

	Level 3 Recurring Fair Value Measurements
	For the six months ended June 30, 2013
	Investment			Derivative
	securities	Securitized	Securitized	liabilities, net,		Interest rate lock
	available-for-	mortgage	mortgage	securitized	Mortgage	commitments,		Put	Long-term
	sale	collateral	borrowings	trusts	servicing rights	net	Call option	option	debt
Fair value, December 31, 2012	$110	$5,787,884	$(5,777,456)	$(17,163)	$10,703	$3,970	$368	$(1)	$(12,731)
Total gains (losses) included in earnings:
Interest income (1)	19	21,152	—	—	—	—	—	—	—
Interest expense (1)	—	—	(132,249)	—	—	—	—	—	(1,141)
Change in fair value	27	238,728	(246,799)	382	3,066	(3,670)	111	1	(527)
Total (losses) gains included in earnings	46	259,880	(379,048)	382	3,066	(3,670)	111	1	(1,668)
Transfers in and/or out of Level 3	—	—	—	—	—		—	—	—
Purchases, issuances and settlements
Purchases	—	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	11,275	—	—	—	—
Settlements	(46)	(407,778)	524,755	3,505	(2,988)	—	—	—	—
Fair value, June 30, 2013	$110	$5,639,986	$(5,631,749)	$(13,276)	$22,056	$300	$479	$—	$(14,399)

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

The following table presents quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring and non-recurring basis at June 30, 2014:

	Estimated Fair	Valuation	Unobservable	Range of
Financial Instrument	Value	Technique	Input	Inputs
Assets and liabilities backed by real estate
Investment securities available-for-sale,	$91	DCF	Discount rates	3.4 - 25.0%
Securitized mortgage collateral, and	5,510,741		Prepayment rates	0.8 - 29.5%
Securitized mortgage borrowings	(5,507,629)		Default rates	0.6 - 17.3%
			Loss severities	7.0 - 58.4%
Other assets and liabilities
Mortgage servicing rights	$16,166	DCF	Discount rate	9.6 - 10.7%
			Prepayment rates	6.0 - 14.6%
Derivative liabilities, net, securitized trusts	(7,949)	DCF	1M forward LIBOR	0.2 - 4.1%
Derivative assets - IRLCs, net	3,073	Market pricing	Pull -through rate	36.0 - 98.0%
Long-term debt	(17,555)	DCF	Discount rate	23.5%
Lease liability	(1,889)	DCF	Discount rate	12.0%

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

The following tables present the changes in recurring fair value measurements included in net earnings (loss) for the three and six months ended June 30, 2014 and 2013:

	Recurring Fair Value Measurements
	Change in Fair Value Included in Net Earnings
	For the three months ended June 30, 2014
			Change in Fair Value of
	Interest	Interest	Net Trust		Long-term	Other	Gain on sale
	Income (1)	Expense (1)	Assets		Debt	Revenue	of loans, net	Total
Investment securities available-for-sale	$6	$—	$16		$—	$—	$—	$22
Securitized mortgage collateral	11,140	—	207,509		—	—	—	218,649
Securitized mortgage borrowings	—	(54,953)	(205,491)		—	—	—	(260,444)
Mortgage servicing rights	—	—	—		—	(2,762)	—	(2,762)
Derivative liabilities, net, securitized trusts	—	—	(265	)(2)	—	—	—	(265)
Long-term debt	—	(546)	—		226	—	—	(320)
Mortgage loans held-for-sale	—	—	—		—	—	2,270	2,270
Derivative assets - IRLCs	—	—	—		—	—	1,658	1,658
Derivative liabilities - Hedging Instruments	—	—	—		—	—	(1,235)	(1,235)
Total	$11,146	$(55,499)	$1,769		$226	$(2,762)	$2,693	$(42,427)

(1)             Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.

(2)             Included in this amount is $1.1 million in changes in the fair value of derivative instruments, offset by $1.4 million in cash payments from the securitization trusts for the three months ended June 30, 2014.

	Recurring Fair Value Measurements
	Change in Fair Value Included in Net Loss
	For the three months ended June 30, 2013
			Change in Fair Value of
	Interest	Interest	Net Trust	Long-term	Other	Gain on sale
	Income (1)	Expense (1)	Assets	Debt	Revenue	of loans, net	Total
Investment securities available-for-sale	$8	$—	$(47)	$—	$—	$—	$(39)
Securitized mortgage collateral	5,740	—	4,266	—	—	—	10,006
Securitized mortgage borrowings	—	(60,486)	(7,594)	—	—	—	(68,080)
Mortgage servicing rights	—	—	—	—	1,849	—	1,849
Derivative liabilities, net, securitized trusts	—	—	422 (2)	—	—	—	422
Long-term debt	—	(585)	—	(478)	—	—	(1,063)
Mortgage loans held-for-sale	—	—	—	—	—	(5,536)	(5,536)
Derivative assets - IRLCs	—	—	—	—	—	(3,279)	(3,279)
Derivative liabilities - Hedging Instruments	—	—	—	—	—	6,343	6,343
Total	$5,748	$(61,071)	$(2,953)	$(478)	$1,849	$(2,472)	$(59,377)

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

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Earnings
	For the six months ended June 30, 2014
			Change in Fair Value of
	Interest	Interest	Net Trust		Long-term	Other	Gain on sale
	Income (1)	Expense (1)	Assets		Debt	Revenue	of loans, net	Total
Investment securities available-for-sale	$13	$—	$16		$—	$—	$—	$29
Securitized mortgage collateral	20,956	—	317,394		—	—	—	338,350
Securitized mortgage borrowings	—	(113,127)	(318,259)		—	—	—	(431,386)
Mortgage servicing rights	—	—	—		—	(3,723)	—	(3,723)
Derivative liabilities, net, securitized trusts	—	—	(426	)(2)	—	—	—	(426)
Long-term debt	—	(1,260)	—		(424)	—	—	(1,684)
Mortgage loans held-for-sale	—	—	—		—	—	2,809	2,809
Derivative assets - IRLCs	—	—	—		—	—	2,171	2,171
Derivative liabilities - Hedging Instruments	—	—	—		—	—	(2,086)	(2,086)
Total	$20,969	$(114,387)	$(1,275	)(3)	$(424)	$(3,723)	$2,894	$(95,946)

(1)             Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.

(2)             Included in this amount is $2.2 million in changes in the fair value of derivative instruments, offset by $2.6 million in cash payments from the securitization trusts for the six months ended June 30, 2014.

(3)             For the six months ended June 30, 2014, change in the fair value of net trust assets, excluding REO was $(1.3) million.  Excluded from the $1.3 million change in fair value of net trust assets, excluding REO, in the accompanying consolidated statement of cash flows is $2.6 million in cash payments from the securitization trusts related to the Company’s net derivative liabilities.

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Earnings
	For the six months ended June 30, 2013
			Change in Fair Value of
	Interest	Interest	Net Trust		Long-term	Other	Gain on sale
	Income (1)	Expense (1)	Assets		Debt	Revenue	of loans, net	Total
Investment securities available-for-sale	$19	$—	$27		$—	$—	$—	$46
Securitized mortgage collateral	21,152	—	238,728		—	—	—	259,880
Securitized mortgage borrowings	—	(132,249)	(246,799)		—	—	—	(379,048)
Mortgage servicing rights	—	—	—		—	3,066	—	3,066
Call option	—	—	—		—	111	—	111
Put option	—	—	—		—	1	—	1
Derivative liabilities, net, securitized trusts	—	—	382	(2)	—	—	—	382
Long-term debt	—	(1,141)	—		(527)	—	—	(1,668)
Mortgage loans held-for-sale	—	—	—		—	—	(5,671)	(5,671)
Derivative assets - IRLCs	—	—	—		—	—	(3,670)	(3,670)
Derivative liabilities - Hedging Instruments	—	—	—		—	—	5,716	5,716
Total	$21,171	$(133,390)	$(7,662	)(3)	$(527)	$3,178	$(3,625)	$(120,855)

(1)             Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.

(2)             Included in this amount is $3.8 million in changes in the fair value of derivative instruments, offset by $3.4 million in cash payments from the securitization trusts for the six months ended June 30, 2013.

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

Investment securities available-for-sale—Investment securities available-for-sale are carried at fair value. The investment securities consist primarily of non-investment grade mortgage-backed securities. The fair value of the investment securities is measured based upon the Company’s expectation of inputs that other market participants would use. Such assumptions include judgments about the underlying collateral, prepayment speeds, future credit losses, forward interest rates and certain other factors. Given the lack of observable market data as of June 30, 2014 and December 31, 2013 relating to these securities, the estimated fair value of the investment securities available-for-sale was measured using significant internal expectations of market participants’ assumptions. Investment securities available-for-sale is considered a Level 3 measurement at June 30, 2014.

Mortgage servicing rights—The Company elected to carry its entire mortgage servicing rights arising from its mortgage loan origination operation at estimated fair value. The fair value of mortgage servicing rights is based upon market prices for similar instruments and a discounted cash flow model. The valuation model incorporates assumptions that market participants would use in estimating the fair value of servicing. These assumptions include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, prepayment and late fees, among other considerations. Mortgage servicing rights are considered a Level 3 measurement at June 30, 2014.

Mortgage loans held-for-sale—The Company elected to carry its mortgage loans held-for-sale originated or acquired at estimated fair value. Fair value is based on quoted market prices, where available, prices for other traded mortgage loans with similar characteristics, and purchase commitments and bid information received from market participants. Given the meaningful level of secondary market activity for mortgage loans, active pricing is available for similar assets and accordingly, the Company classifies its mortgage loans held-for-sale as a Level 2 measurement at June 30, 2014.

Securitized mortgage collateral—The Company elected to carry all of its securitized mortgage collateral at fair value. These assets consist primarily of non-conforming mortgage loans securitized between 2002 and 2007. Fair value measurements are based on the Company’s internal models used to compute the net present value of future expected cash flows with observable market participant assumptions, where available. The Company’s assumptions include its expectations of inputs that other market participants would use in pricing these assets. These assumptions include judgments about the underlying collateral, prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of June 30, 2014, securitized mortgage collateral had an unpaid principal balance of $7.0 billion, compared to an estimated fair value on the Company’s balance sheet of $5.5 billion. The aggregate unpaid principal balance exceeds the fair value by $1.5 billion at June 30, 2014. As of June 30, 2014, the unpaid principal balance of loans 90 days or more past due was $1.2 billion compared to an estimated fair value of $0.7 billion. The aggregate unpaid principal balances of loans 90 days or more past due exceed the fair value by $0.5 billion at June 30, 2014. Securitized mortgage collateral is considered a Level 3 measurement at June 30, 2014.

Securitized mortgage borrowings—The Company elected to carry all of its securitized mortgage borrowings at fair value. These borrowings consist of individual tranches of bonds issued by securitization trusts and are primarily backed by non-conforming mortgage loans. Fair value measurements include the Company’s judgments about the underlying collateral and assumptions such as prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of June 30, 2014, securitized mortgage borrowings had an outstanding principal balance of $7.0 billion, net of $2.2 billion in bond losses, compared to an estimated fair value of $5.5 billion. The aggregate outstanding principal balance exceeds the fair value by $1.5 billion at June 30, 2014. Securitized mortgage borrowings are considered a Level 3 measurement at June 30, 2014.

Long-term debt—The Company elected to carry all of its long-term debt (consisting of trust preferred securities and junior subordinated notes) at fair value. These securities are measured based upon an analysis prepared by management, which considered the Company’s own credit risk, including settlements with trust preferred debt holders and discounted cash flow analysis. As of June 30, 2014, long-term debt had an unpaid principal balance of $70.5 million compared to an estimated fair value of $17.6 million. The aggregate unpaid principal balance exceeds the fair value by $52.9 million at June 30, 2014. The long-term debt is considered a Level 3 measurement at June 30, 2014.

Derivative assets and liabilities, Securitized trusts—For non-exchange traded contracts, fair value is based on the amounts that would be required to settle the positions with the related counterparties as of the valuation date. Valuations of derivative assets and liabilities are based on observable market inputs, if available. To the extent observable market inputs are not available, fair values measurements include the Company’s judgments about future cash flows, forward interest rates and certain other factors, including counterparty risk. Additionally, these values also take into account the Company’s own credit standing, to the extent applicable; thus, the valuation of the derivative instrument includes the estimated value of the net credit differential between the counterparties to the derivative contract. As of June 30, 2014, the notional balance of derivative assets and liabilities, securitized trusts was $109.5 million. These derivatives are included in the consolidated securitization trusts, which are nonrecourse to the Company, and thus the economic risk from these derivatives is limited to the Company’s residual interests in the securitization trusts. Derivative assets and liabilities, securitized trusts are considered a Level 3 measurement at June 30, 2014.

Derivative assets and liabilities, Lending—The Company’s derivative assets and liabilities are carried at fair value as required by GAAP and are accounted for as free standing derivatives. IRLCs and hedging instruments can be either assets or liabilities depending on interest rate fluctuations subsequent to entering into the commitments.  IRLCs are entered into with prospective residential mortgage borrowers whereby the interest rate on the loan is determined prior to funding and the borrowers have locked in that interest rate. These commitments are determined to be derivative instruments in accordance with GAAP. Hedging instruments (typically TBA MBS) are used to hedge the fair value changes associated with changes in interest rates relating to its mortgage lending operations. The Company hedges the period from the interest rate lock (assuming a fall-out factor) to the date the loan is committed for sale. The estimated fair value of IRLCs are based on underlying loan types with similar characteristics using the TBA MBS market, which is actively quoted and easily validated through external sources. The data inputs used in this valuation include, but are not limited to, loan type, underlying loan amount, note rate, loan program, and expected sale date of the loan, adjusted for current market conditions. These valuations are adjusted at the loan level to consider the servicing release premium and loan pricing adjustments specific to each loan. For all IRLCs, the base value is then adjusted for the anticipated Pull-through Rate. The anticipated Pull-through Rate is an unobservable input based on historical experience, which results in classification of IRLCs as a Level 3 measurement at June 30, 2014.

The fair value of the hedging instruments is based on the actively quoted TBA MBS market using observable inputs related to characteristics of the underlying MBS stratified by product, coupon and settlement date. Therefore, the hedging instruments are classified as a Level 2 measurement at June 30, 2014.

The following table includes information for the derivative assets and liabilities, lending for the periods presented:

			Total Gains (Losses) (1)
	Notional Balance		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	June 30, 2014	June 30, 2013	2014	2013	2014	2013
Derivative - IRLC’s	$170,058	$286,436	$1,658	$(3,279)	$2,171	$(3,670)
Derivative - TBA’s	201,848	259,196	(5,207)	14,835	(8,229)	16,353

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

The following tables present financial and non-financial assets and liabilities measured using nonrecurring fair value measurements at June 30, 2014 and 2013, respectively:

	Nonrecurring Fair Value
	Measurements			Total Gains (Losses) (3)
	June 30, 2014			For the Three Months Ended	For the Six Months Ended
	Level 1	Level 2	Level 3	June 30, 2014	June 30, 2014
REO (1)	$—	$1,430	$—	$2,942	$9,024
Lease liability (2)	—	—	(1,889)	(59)	(628)

(1)         Balance represents REO at June 30, 2014 which has been impaired subsequent to foreclosure. Amounts are included in continuing operations.  For the three and six months ended June 30, 2014, the $2.9 million and $9.0 million gain represents recovery of the net realizable value (NRV) attributable to an improvement in state specific loss severities on properties held during the period which resulted in an increase to NRV.

(2)         For the three and six months ended June 30, 2014, the Company recorded $59 thousand and $628 thousand in impairment, resulting from changes in lease liabilities as a result of changes in our expected minimum future lease payments.

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

Real estate owned—REO consists of residential real estate acquired in satisfaction of loans. Upon foreclosure, REO is adjusted to the estimated fair value of the residential real estate less estimated selling and holding costs, offset by expected contractual mortgage insurance proceeds to be received, if any. Subsequently, REO is recorded at the lower of carrying value or estimated fair value less costs to sell. REO balance representing REOs which have been impaired subsequent to foreclosure are subject to nonrecurring fair value measurement and included in the nonrecurring fair value measurements tables. Fair values of REO are generally based on observable market inputs, and considered Level 2 measurements at June 30, 2014.

Lease liability—In connection with the discontinuation of our non-conforming lending and commercial operations, a significant amount of office space that was previously occupied is no longer being used by the Company. The Company has subleased a significant amount of this office space. Additionally, the Company has office space at the continuing operations that is no longer occupied by the Company and we intend to sublease it.  The Company has recorded a liability representing the present value of the minimum lease payments over the remaining life of the lease, offset by the expected proceeds from sublet revenue related to this office space. This liability is based on present value techniques that incorporate the Company’s judgments about estimated sublet revenue and discount rates. Therefore, this liability is considered a Level 3 measurement at June 30, 2014.

Note 9.—Income Taxes

In January 2013, the Company acquired additional ownership of its AmeriHome subsidiary bringing the Company’s controlling interest to 80%.  The increase in ownership allowed the Company to include AmeriHome in the IMH federal consolidated tax returns for 2013.  During the first quarter of 2013, the Company recorded a $1.2 million tax benefit resulting from the use of net operating losses (NOL) to offset AmeriHome deferred tax liabilities.

Additionally, for the three and six months ended June 30, 2013 the Company recorded an expense of $32 thousand and $140 thousand, respectively, in state income tax expense primarily related to states where the Company does not have NOL carryforwards.  For the three and six months ended June 30, 2014, the Company recorded an expense of $756 thousand and $1.1 million, respectively, primarily related to alternative minimum taxes associated with taxable income generated from the sale of AmeriHome and mortgage servicing rights.  The Company cannot utilize its NOL carryforward on a small portion of its taxable income because statutory limits on the use of NOL’s generates an alternative minimum tax liability.

Note 10.—Reconciliation of Earnings (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of vested, common shares outstanding during the period (denominator). Diluted net income (loss) per share is computed on the basis of the weighted average number of shares of common stock outstanding plus the effect of dilutive potential common shares outstanding during the period using the if-converted method. Dilutive potential common shares include shares issuable upon conversion of Convertible Notes, dilutive effect of outstanding stock options and deferred stock units (DSUs).

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Numerator for basic earnings (loss) per share:
Earnings (loss) from continuing operations	$916	$2,224	$(1,938)	$2,390
Net earnings attributable to noncontrolling interest	—	(73)	—	(136)
Earnings (loss) from continuing operations attributable to IMH	916	2,151	(1,938)	2,254
Loss from discontinued operations	(834)	(933)	(946)	(1,774)
Net earnings (loss) attributable to IMH common stockholders	$82	$1,218	$(2,884)	$480

Numerator for diluted earnings (loss) per share:
Earnings (loss) from continuing operations attributable to IMH	$916	$2,151	$(1,938)	$2,254
Interest expense attributable to convertible notes	—	261	—	261
Earnings (loss) from continuing operations attributable to IMH plus interest expense attributable to convertible notes	916	2,412	(1,938)	2,515
Loss from discontinued operations	(834)	(933)	(946)	(1,774)
Net earnings (loss) attributable to IMH common stockholders plus interest expense attributable to convertible notes	$82	$1,479	$(2,884)	$741

Denominator for basic earnings (loss) per share (1):
Basic weighted average common shares outstanding during the year	9,254	8,668	9,158	8,636

Denominator for diluted earnings (loss) per share (1):
Basic weighted average common shares outstanding during the year	9,254	8,668	9,158	8,636
Net effect of dilutive convertible notes	—	1,273	—	640
Net effect of dilutive stock options and DSU’s	202	232	—	241
Diluted weighted average common shares	9,456	10,173	9,158	9,517

Earnings (loss) per common share - basic:
Earnings (loss) from continuing operations attributable to IMH	$0.10	$0.25	$(0.21)	$0.27
Loss from discontinued operations	$(0.09)	(0.11)	$(0.10)	$(0.21)
Net earnings (loss) per share available to common stockholders	$0.01	$0.14	$(0.31)	$0.06

Earnings (loss) per common share - diluted:
Earnings (loss) from continuing operations attributable to IMH	$0.10	$0.24	$(0.21)	$0.27
Loss from discontinued operations	(0.09)	(0.10)	(0.10)	(0.19)
Net earnings (loss) per share available to common stockholders	$0.01	$0.14	$(0.31)	$0.08

(1)         Number of shares presented in thousands.

The anti-dilutive stock options outstanding for the three and six months ended June 30, 2014 were 2.1 million and 2.6 million shares, respectively. The anti-dilutive stock options outstanding for the three and six months ended June 30, 2013 were 271 thousand shares. Included in the anti-dilutive shares for the three and six months ended June 30, 2014 are 1.8 million shares attributable to the Convertible Notes.

Note 11.—Segment Reporting

The Company has three primary reporting segments within continuing operations which include mortgage lending, real estate services and long-term mortgage portfolio. Unallocated corporate and other administrative costs, including the costs associated with being a public company, are presented in Corporate.

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
three months ended June 30, 2014:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$6,534	$—	$—	$—	$6,534
Real estate services fees, net	—	4,360	—	—	4,360
Servicing income, net	1,291	—	—	—	1,291
Loss on mortgage servicing rights	(1,564)	—	—	—	(1,564)
Other revenue	43	—	41	—	84
Other income (expense)	215	—	5,031	(405)	4,841
Total expense	(8,608)	(1,534)	(265)	(3,467)	(13,874)
(Loss) earnings from continuing operations before income taxes	$(2,089)	$2,826	$4,807	$(3,872)	1,672
Income tax expense from continuing operations					756
Earnings from continuing operations					916
Loss from discontinued operations, net of tax					(834)
Net earnings					82
Net earnings attributable to noncontrolling interest					—
Net earnings attributable to common stockholders					$82

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
three months ended June 30, 2013:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$20,458	$—	$—	$—	$20,458
Real estate services fees, net	—	5,155	—	—	5,155
Servicing income, net	931	—	—	—	931
Gain on mortgage servicing rights	2,004	—	—	—	2,004
Other revenue	—	—	381	(6)	375
Other income (expense)	(148)	5	(874)	(275)	(1,292)
Total expense	(19,882)	(1,818)	(415)	(3,260)	(25,375)
Earnings (loss) from continuing operations before income taxes	$3,363	$3,342	$(908)	$(3,541)	2,256
Income tax benefit from continuing operations					32
Earnings from continuing operations					2,224
Loss from discontinued operations, net of tax					(933)
Net earnings					1,291
Net earnings attributable to noncontrolling interest					(73)
Net earnings attributable to common stockholders					$1,218

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
six months ended June 30, 2014:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$11,126	$—	$—	$—	$11,126
Real estate services fees, net	—	8,039	—	—	8,039
Servicing income, net	2,859	—	—	—	2,859
Loss on mortgage servicing rights	(2,541)	—	—	—	(2,541)
Other revenue	1,257	—	211	—	1,468
Other income (expense)	371	—	7,351	(806)	6,916
Total expense	(17,575)	(3,056)	(506)	(7,570)	(28,707)
(Loss) earnings from continuing operations before income taxes	$(4,503)	$4,983	$7,056	$(8,376)	(840)
Income tax expense from continuing operations					1,098
Loss from continuing operations					(1,938)
Loss from discontinued operations, net of tax					(946)
Net loss					(2,884)
Net earnings attributable to noncontrolling interest					—
Net loss attributable to common stockholders					$(2,884)

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
six months ended June 30, 2013:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$37,930	$—	$—	$—	$37,930
Real estate services fees, net	—	9,583	—	—	9,583
Servicing income, net	1,941	—	—	—	1,941
Gain on mortgage servicing rights	3,182	—	—	—	3,182
Other revenue	113	—	853	(12)	954
Other income (expense)	(305)	11	(1,807)	(295)	(2,396)
Total expense	(39,389)	(4,032)	(934)	(5,505)	(49,860)
Earnings (loss) from continuing operations before income taxes	$3,472	$5,562	$(1,888)	$(5,812)	1,334
Income tax benefit from continuing operations					(1,056)
Earnings from continuing operations					2,390
Loss from discontinued operations, net of tax					(1,774)
Net earnings					616
Net earnings attributable to noncontrolling interest					(136)
Net earnings attributable to common stockholders					$480

	Mortgage	Real Estate	Long-term Mortgage	Corporate	Discontinued
Balance Sheet Items as of:	Lending	Services	Portfolio	and other	Operations	Consolidated
Total Assets at June 30, 2014	$167,179	$8,939	$5,542,692	$120	$1,050	$5,719,980
Total Assets at December 31, 2013	$175,419	$8,048	$5,513,222	$19,359	$2,277	$5,718,325

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

In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and estimable. In any case, there may be an exposure to losses in excess of any such amounts whether accrued or not. Any estimated loss is subject to significant judgment and is based upon currently available information, a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated loss will change from time to time, and actual results may vary significantly from the current estimate. Therefore, an estimate of possible loss represents what the Company believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company’s maximum loss exposure.  At June 30, 2014, the Company has a $1.9 million accrued liability recorded for such estimated loss exposure as explained below.

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

Updates to legal matters for the period ended June 30, 2014 are as follows:

On April 30, 2012 a purported class action was filed entitled Marentes v. Impac Mortgage Holdings, Inc., alleging that certain loan modification activities of the Company constitute an unfair business practice, false advertising and marketing, and that the fees charged are improper.  The complaint seeks unspecified damages, restitution, injunctive relief, attorney’s fees and prejudgment interest.  On August 22, 2012, the plaintiff filed an amended complaint adding Impac Funding Corporation as a defendant and on October 2, 2012, the plaintiff dismissed Impac Mortgage Holdings, Inc., without prejudice. On December 27, 2012, the court granted IFC’s motion to dismiss and on May 23, 2014, the court of appeals reversed the dismissal and the Company will file an appropriate response.

On January 30, 2012, a Summons with Notice was filed entitled Deutsche Zentral-Genossenschaftsbank AG New York Branch, dba DZ Bank AG, New York Branch v. JPMorgan Chase & Co., et al. Named as a defendant in that action is ISAC.  On August 3, 2012, a Consolidated Complaint was filed in which the above matter was consolidated with two other cases by the same plaintiff and DG Holding Trust.  The Consolidated Complaint alleges misrepresentations in connection with the marketing and sale of mortgage backed securities issued by ISAC that the plaintiff purchased and seeks rescission, damages, prejudgment interest, punitive damages, and attorney’s fees in an amount to be proven at trial. Subsequent to the end of the quarter, on July 23, 2014, the parties entered into a settlement agreement whereby ISAC agreed to pay $120 thousand which is payable in installments.

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

Please refer to IMH’s report on Form 10-K for the year ended December 31, 2013 and subsequent Form 10-Q filings for a description of litigation and claims.

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

During the six months ended June 30, 2014, the Company paid approximately $3.5 million to settle previous repurchase claims related to the discontinued operations. At June 30, 2014, the repurchase reserve within discontinued operations was $2.2 million as compared to $5.5 million at December 31, 2013.  Additionally, the Company had approximately $4.1 million at June 30, 2014 and $4.0 million at December 31, 2013, in repurchase reserves related to the loans sold since early 2011 by the continuing mortgage lending operation.

Short-Term Loan Commitments

The Company uses a portion of the excess warehouse borrowing capacity to provide secured short-term revolving financing to small and medium-size mortgage originators to finance mortgage loans from the closing of the mortgage loans until sold to investors (Finance Receivables). As of June 30, 2014, the warehouse lending operations had committed warehouse lines to non-affiliated customers totaling $26 million and an outstanding balance of $4.3 million in finance receivables and none as of December 31, 2013. The finance receivables are secured by residential mortgage loans as well as personal guarantees and are included in other assets on the accompanying consolidated balance sheets.

Note 13.—Share Based Payments

There were 5,000 and no options granted during the six months ended June 30, 2014 and 2013, respectively.

The fair value of options granted, which is amortized to expense over the option vesting period, is estimated on the date of grant with the following weighted average assumptions:

June 30,
2014
Risk-free interest rate	1.79%
Expected lives (in years)	5.73
Expected volatility (1)	75.93%
Expected dividend yield	0.00%
Fair value per share	$4.46

(1)         Expected volatilities are based on the volatility of the Company’s stock over the expected option term, adjusted for expected mean reversion.

The following table summarizes activity, pricing and other information for the Company’s stock options for the six months ended June 30, 2014:

		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at beginning of year	787,132	$9.07
Options granted	5,000	6.81
Options exercised	(12,458)	2.54
Options forfeited / cancelled	(45,257)	30.26
Options outstanding at end of period	734,417	$7.86
Options exercisable at end of period	399,505	$4.62

As of June 30, 2014, there was approximately $1.9 million of total unrecognized compensation cost related to stock option compensation arrangements granted under the plan, net of estimated forfeitures. That cost is expected to be recognized over the remaining weighted average period of 1.6 years.

For the six months ended June 30, 2014 and 2013, the aggregate grant-date fair value of stock options granted was approximately $22 thousand and none, respectively.

The following table summarizes activity, pricing and other information for the Company’s DSU’s, also referred to as deferred stock units as the issuance of the stock is deferred until termination of service, for the six months ended June 30, 2014:

Weighted-
Average
	Number of	Grant Date
	Shares	Fair Value
DSU’s outstanding at beginning of year	72,000	$8.80
DSU’s granted	—	—
DSU’s exercised	—	—
DSU’s forfeited/cancelled	—	—
DSU’s outstanding at end of period	72,000	$8.80

As of June 30, 2014, there was approximately $270 thousand of total unrecognized compensation cost related to the DSU compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of 1.8 years.

Note 14.—Sale of AmeriHome

In March 2014, the Company sold AmeriHome for $10.2 million in cash, recording a gain of approximately $1.2 million, net of a deferred tax adjustment within other revenues in the consolidated statements of operations. In conjunction with the transaction, as required by Fannie Mae, the Company used $3.0 million of the proceeds to reduce the legacy repurchase liability with Fannie Mae.

Note 15.—Subsequent Events

On July 22, 2014, the stockholders of Impac Mortgage Holdings, Inc. (the “Company”) approved an amendment to the Company’s 2010 Omnibus Incentive Plan, as amended (the “Plan”), increasing the number of shares available under the Plan by 300,000 shares.  Awards under the Plan may include incentive stock options, nonqualified stock options, stock appreciation rights, restricted shares of common stock, restricted stock units, performance share or unit awards, other stock-based awards and cash-based incentive awards.  The increase in shares available under the Plan is designed to enhance the flexibility in granting stock options and other awards to officers, employees, non-employee directors and other key persons and to ensure that the Company can continue to grant stock options and other awards to such persons at levels determined to be appropriate by the Company’s compensation committee.

On July 24, 2014, the Company issued an additional 80,000 shares of common stock pursuant to the terms of a Settlement and Release Agreement dated January 10, 2014 with Wilmington Trust Company.  Pursuant to the Settlement and Release Agreement, the Company agreed to pay Wilmington an aggregate of $1.05 million in installments, which can be paid in shares of common stock or cash at the Company’s discretion, and the Company may be required to true-up proceeds from the sales of shares with the issuance of additional shares.  The Company has previously issued an aggregate of 95,000 shares pursuant to the terms of the Settlement and Release Agreement.

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

For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the period ended December 31, 2013, and other reports we file under the Securities Exchange Act of 1934. This document speaks only as of its date and we do not undertake, and specifically disclaim any obligation, to release publicly the results of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

Market Update

The U.S. economy continued its gradual recovery during the first half of 2014. While consumer confidence, buoyed by healthy job growth, began to increase during the second quarter of 2014 from the first quarter, it remained flat compared with December 31, 2013.  Labor market conditions, household and business spending continue their modest improvement. Despite stronger economic data in various regions, credit market volatility, emerging market and geopolitical concerns continue to weigh on investor sentiment.

Housing markets in the U.S. continue to recover with the strength of recovery varying by market. Housing inventories are at their highest levels in over a year which has helped slow price gains in many regions during the second quarter of 2014.  The significant backlog of properties in foreclosure will continue to play a key role in the housing recovery.

In the U.S., both economic data and corporate earnings were mixed, while the Federal Reserve Board announced further reductions in its bond buying stimulus program and updated its guidance on short-term interest rates, putting less weight on the unemployment rate and indicating that it would look at ‘a broad range of economic indicators’ in deciding when to start raising short-term interest rates.

Selected Financial Results for the Three and Six Months Ended June 30, 2014 and 2013

	For the Three Months Ended			For the Six Months Ended
	June 30, 2014	March 31, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenues:
Gain on sale of loans, net	$6,534	$4,591	$20,458	$11,126	$37,930
Real estate services fees, net	4,360	3,679	5,155	8,039	9,583
Servicing income, net	1,291	1,569	931	2,859	1,941
(Loss) gain on mortgage servicing rights	(1,564)	(977)	2,004	(2,541)	3,182
Other	84	1,383	375	1,468	954
Total revenues	10,705	10,245	28,923	20,951	53,590
Expenses:
Personnel expense	9,319	9,460	18,891	18,779	36,654
General, administrative and other	4,555	5,372	6,484	9,928	13,206
Total expenses	13,874	14,832	25,375	28,707	49,860
Other income (expense):
Net interest (expense) income	(96)	(313)	(207)	(409)	237
Change in fair value of long-term debt	226	(650)	(478)	(424)	(527)
Change in fair value of net trust assets	4,711	3,038	(607)	7,749	(2,106)
Loss from discontinued operations, net of tax	(834)	(112)	(933)	(946)	(1,774)
Total other income (expense)	4,007	1,963	(2,225)	5,970	(4,170)
Net earnings (loss) before income taxes	838	(2,624)	1,323	(1,786)	(440)
Income tax expense (benefit)	756	342	32	1,098	(1,056)
Net earnings (loss)	$82	$(2,966)	$1,291	$(2,884)	$616

Diluted earnings (loss) per share	$0.01	$(0.33)	$0.14	$(0.31)	$0.08

Status of Operations

Summary Highlights

•                  Mortgage lending volumes increased in the second quarter of 2014 to $465.2 million from $353.1 million in the first quarter of 2014 and decreased as compared to $780.1 million in the second quarter of 2013.

•                  Mortgage lending revenues and margins increased in the second quarter of 2014 to $6.5 million, or 140 bps, from $4.6 million, or 131 bps in the first quarter of 2014, and decreased as compared to $20.5 million, or 262 bps, in the second quarter of 2013.

•                  Mortgage servicing income decreased in the second quarter of 2014 to $1.3 million from $1.6 million in the first quarter of 2014, due to servicing sold in the first quarter, and increased as compared to $1.0 million in the second quarter of 2013.

•                  Mortgage servicing rights decreased $19.8 million to $16.2 million at June 30, 2014 as compared to $36.0 million at December 31, 2013. The decrease is due to bulk sale transactions of servicing rights totaling $1.6 billion in unpaid principal balance (UPB), and the sale of AmeriHome, which had servicing rights totaling $702.1 million in UPB. Partially offsetting the decrease was servicing retained loan sales of $807.0 million. At June 30, 2014, the servicing portfolio was $1.6 billion in UPB as compared to $3.1 billion at December 31, 2013.

•                  Real estate services revenue increased to $4.4 million in the second quarter of 2014 as compared to $3.7 million in the first quarter of 2014 as compared to $5.2 million in the second quarter of 2013.

•                  In our long-term mortgage portfolio, based on continued improved performance of the portfolio which was better than expected, we updated certain loss and discount rate assumptions at June 30, 2014 resulting in $4.8 million increase in the estimated fair value of the portfolio in the second quarter of 2014.

•                  Expenses decreased in the second quarter of 2014 to $13.9 million from $14.8 million in the first quarter of 2014, and as compared to $25.4 million in the second quarter of 2013.

Originations

(in millions)

For the three months ended
June 30, 2014	March 31, 2014	% Change	June 30, 2013	% Change
$465.2	$353.1	32%	$780.1	-40%

The decline in volumes and margins as compared to the prior year was primarily due to the sale of our retail branches at the end of 2013, which operated at a monthly loss of approximately $700 thousand.  Excluding the production from our retail branches, the decline in our origination volumes was 18% in the second quarter of 2014 as compared to second quarter of 2013.  Without this retail production, we had a higher concentration of correspondent and wholesale volume, which generally earn lower margins than retail but also incur lower operational costs.  During the second quarter of 2014, lending volumes increased as compared to the first quarter of 2014, predominately due to the ongoing low interest rate environment, resulting in a 38% increase in wholesale and correspondent originations.  Despite the higher concentration of correspondent and wholesale originations during the second quarter of 2014, mortgage lending margins improved over the first quarter due to a higher concentration of government loans, which have higher margins.

Purchase money transactions as a percentage of overall originations have increased in the second quarter of 2014 to 53%, as compared to 42% in the first quarter of 2014, and 39% in the second quarter of 2013.  We believe the increase in purchase money transactions in the last two quarters was primarily a result of our recent focus in sales and operations to provide a better purchase transaction related customer service experience.

Originations by Channel:

	For the three months ended June 30,
(in millions)	2014	%	2013	%
Wholesale	$180.6	39%	$328.2	42%
Correspondent	271.4	58%	222.4	29%
Retail	13.2	3%	229.5	29%
Total originations	$465.2	100%	$780.1	100%

Originations by Channel:

	For the six months ended June 30,
(in millions)	2014	%	2013	%
Wholesale	$280.9	34%	$634.7	44%
Correspondent	498.9	61%	378.9	26%
Retail	38.5	5%	440.3	30%
Total originations	$818.3	100%	$1,453.9	100%

During the second quarter of 2014, the Company continued its strategy to increase the correspondent and wholesale channel originations.  In the second quarter of 2014, although wholesale originations declined, our wholesale and correspondent channels, combined, contributed 97% of total originations as compared to 71% in the second quarter of 2013.  Contributing to the large quarter over quarter percentage increase was the reduction in retail originations in 2014 due to the sale of the retail branches in December 2013.

We continue to build our wholesale and correspondent channels.  We have added sales staff and streamlined our operations in an effort to provide quality customer service to attract broker and correspondent seller clients and to increase the volume of loans submitted from repeat customers.  With our sales, marketing, and operational efforts during the second quarter of 2014, our pipeline has increased in excess of $500 million subsequent to the end of the second quarter, which is expected to result in an increase in originations in the third quarter.

Mortgage servicing portfolio

(in millions)

For the three months ended
June 30, 2014	December 31, 2013	% Change	June 30, 2013	% Change
$1,571.9	$3,128.6	-50%	$2,110.2	-26%

The mortgage servicing portfolio decreased to $1.6 billion at June 30, 2014, a 50% decrease from March 31, 2014.  The decrease is primarily due to bulk sales of servicing rights totaling $1.6 billion in UPB and the sale of AmeriHome, which had servicing rights totaling $702.1 million in UPB.  As previously announced, in the first quarter of 2014, we planned to sell up to $1.3 billion in servicing in the first half of 2014.  This decision was based on the current market conditions that offered attractive pricing.  The sale of servicing in the second quarter of 2014 generated $11.0 million in cash proceeds, with additional proceeds of $1.2 million to be received at the time when the servicing is transferred during the third quarter.  Net servicing income in the second quarter of 2014 decreased to $1.3 million as compared to $1.6 million in the first quarter of 2014 due to the aforementioned sale of servicing and the sale of AmeriHome.

The following table includes information about our mortgage servicing portfolio:

	At June 30,	% 60+ days	At December 31,	% 60+ days
(in millions)	2014	delinquent (1)	2013	delinquent (1)
Fannie Mae	$795.9	0.14%	$1,520.2	0.19%
Freddie Mac	292.3	0.15%	317.2	0.28%
Ginnie Mae	483.7	0.99%	1,203.5	1.28%
Total owned servicing portfolio	$1,571.9	0.31%	$3,040.9	0.65%

Acquired Portfolio (2)	—	0.00%	87.7	9.86%
Total servicing portfolio	$1,571.9	0.31%	$3,128.6	1.57%

(1)         Based on loan count.

(2)         Represents servicing portfolio acquired in 2010 acquisition of AmeriHome.  AmeriHome was sold during the first quarter of 2014.

Our loan products primarily include conventional loans for Fannie Mae and Freddie Mac and government loans insured by FHA, VA and USDA.

Originations by Loan Type:

	For the three months ended
(in millions)	June 30, 2014%		March 31, 2014%		June 30, 2013%
Government (1)	191.7	41%	$117.8	33%	$212.7	27%
Conventional (2)	254.4	55%	227.4	65%	558.4	72%
Other	19.1	4%	7.9	2%	9.0	1%
Total originations	$465.2	100%	$353.1	100%	$780.1	100%

(1)         Includes government-insured loans including FHA, VA and USDA.

(2)         Includes loans eligible for sale to Fannie Mae and Freddie Mac.

	For the six months ended
(in millions)	June 30, 2014%		June 30, 2013%
Government (1)	$309.5	38%	$393.8	27%
Conventional (2)	481.8	59%	1,044.5	72%
Other	27.0	3%	15.6	1%
Total originations	$818.3	100%	$1,453.9	100%

Originations by Purpose:

	For the three months ended June 30,
(in millions)	2014	%	2013	%
Refinance	$220.2	47%	$477.6	61%
Purchase	245.0	53%	302.5	39%
Total originations	$465.2	100%	$780.1	100%

Originations by Purpose:

	For the six months ended June 30,
(in millions)	2014	%	2013	%
Refinance	$424.4	52%	$962.8	66%
Purchase	393.9	48%	491.1	34%
Total originations	$818.3	100%	$1,453.9	100%

During the first six months of 2014, we have been developing non-Qualified Mortgage (QM) loan programs, being marketed as AltQM, along with qualified mortgages not eligible for delivery to the GSE’s, which were introduced to the market in July 2014.  We have also been developing relationships with other institutions in an effort to forge a strategic alliance to provide financing sources and exit strategy alternatives for the non-qualified mortgages that we generate. In conjunction with launching these new AltQM products, we are establishing a strategic investor relationship which will provide balance sheet capacity to fund these non- conforming loans. We believe there is an underserved mortgage market for borrowers with good credit who may not meet the new QM guidelines set out by the Consumer Financial Protection Bureau (CFPB).  In our opinion, as the demand by consumers for a non-QM product grows and the investor appetite increases, non-QM mortgages will be in more demand.  We have established strict lending guidelines, including determining the prospective borrowers ability to repay the mortgage, which we believe will keep delinquencies and foreclosures at acceptable levels.

Furthermore, with our excess warehouse borrowing capacity, we are seeking ways to utilize the excess borrowing capacity by making re-warehousing available to our current wholesale brokers and existing correspondent sellers to expand volumes and better serve customers and the borrowers.  We presently use a portion of our excess capacity to provide re-warehouse facilities to customers.  During the first six months of 2014, we increased our outstanding commitments to customers to $26 million and subsequent to quarter end have increased commitments to $30.0 million.  The average outstanding balance of the re-warehouse facilities was approximately $2.3 million in the second quarter of 2014.

In the second half of 2014, we anticipate a continued increase in overall originations as well as our operational efficiencies.  The Company will work to increase originations through its business to business channels, by expanding our sales forces, and by hiring experienced lending sales personnel for our wholesale and correspondent channels and increasing efficiencies and service to our customers.  By leveraging our re-warehousing division, we hope to increase the capture rate of our approved correspondent sellers business as well as expand our active customer base to include new customers seeking warehouse lines.

The long-term mortgage portfolio primarily includes the residual interests in securitizations, master servicing rights from the securitizations and long-term debt.

Our residual interests in securitizations (represented by the difference between total trust assets and total trust liabilities), have recently performed better than expected.  Additionally, estimated bond prices continued to improve and corresponding yields have decreased.  The decrease in investor yield assumptions on securitized mortgage collateral and securitized mortgage borrowings resulted in an increase in the estimated fair value of these trust assets and liabilities.  The cash received from the residual interests was approximately $5.7 million in the second quarter of 2014, a significant increase over our expectations.  Based on improved performance and other market data received regarding yield assumptions and discount rates, we lowered future loss assumptions as well as yield and discount rate assumptions in estimating the fair value of the long-term mortgage portfolio.  This resulted in an increase in estimated fair value of residual interests of $3.3 million to $14.9 million at June 30, 2014 as compared to $11.6 million at March 31, 2014.

For additional information regarding the long-term mortgage portfolio refer to Financial Condition and Results of Operations below.

Liquidity and Capital Resources

During the first six months of 2014, we funded our operations primarily from mortgage lending revenues and real estate services fees, net, which include gains on sale of loans, net, and other mortgage related income, portfolio loss mitigation and real estate services fees, net, primarily generated from our long-term mortgage portfolio, and cash flows from our residual interests in securitizations.  Additionally, we funded mortgage loan production using warehouse facilities which are repaid once the loan is sold.  Furthermore, we utilized the proceeds from the sale of AmeriHome, the sale of mortgage servicing rights and borrowings under the line of credit as additional sources of liquidity.

As previously announced, in March 2014 we generated additional liquidity with the sale of AmeriHome for $10.2 million in cash. In conjunction with the transaction, as required by Fannie Mae, we used $3.0 million of the proceeds to reduce our legacy repurchase liability with Fannie Mae.  Additionally, during the six months ended June 30, 2014, we sold $1.6 billion in UPB of mortgage servicing generating $16.8 million in cash and a $1.9 million receivable.

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

Financial Condition and Results of Operations

Financial Condition

As of June 30, 2014 compared to December 31, 2013

The following table shows the condensed consolidated balance sheets for the following periods:

	June 30,	December 31,	Increase	%
	2014	2013	(Decrease)	Change
Cash	$21,091	$9,969	$11,122	112%
Restricted cash	1,907	1,467	440	30
Mortgage loans held-for-sale	120,285	129,191	(8,906)	(7)
Mortgage servicing rights	16,166	35,981	(19,815)	(55)
Securitized mortgage trust assets	5,530,444	5,513,166	17,278	0
Other assets (2)	30,087	28,551	1,536	5
Total assets	$5,719,980	$5,718,325	$1,655	0%

Warehouse borrowings	$111,227	$119,634	$(8,407)	(7)%
Convertible notes	20,000	20,000	—	n/a
Long-term debt ($71,120 par)	17,555	15,871	1,684	11
Repurchase reserve (1)	6,335	9,478	(3,143)	(33)
Securitized mortgage trust liabilities	5,515,578	5,502,585	12,993	0
Other liabilities (2)	23,508	24,886	(1,378)	(6)
Total liabilities	5,694,203	5,692,454	1,749	0
Total equity	25,777	25,871	(94)	(0)
Total liabilities and stockholders’ equity	$5,719,980	$5,718,325	$1,655	0%

(1)         $4.1 million and $5.5 million of the repurchase reserve was within discontinued operations at June 30, 2014 and December 31, 2013.

(2)         Included within other assets and liabilities are the assets and liabilities of discontinued operations.

At June 30, 2014, cash increased to $21.1 million from $10.0 million at December 31, 2013. The primary sources of cash between periods were $16.8 million from the sale of mortgage servicing rights, $13.5 million in fees generated from the mortgage lending operations and real estate services (net of non-cash fair value adjustments), $10.2 million from the sale of AmeriHome, $5.7 million from residual interests in securitizations and $1.0 million in borrowings on the line of credit. Offsetting the sources of cash were continuing operating expenses totaling $26.9 million (net of non-cash depreciation expense), $3.0 million in interest payments on the Convertible Notes and long-term debt and settlements of repurchase requests associated with loans sold by the discontinued non-conforming mortgage operations of approximately $3.5 million.

Mortgage loans held-for-sale decreased $8.9 million to $120.3 million at June 30, 2014 as compared to $129.2 million at December 31, 2013. The decrease was due to $818.3 million in originations offset by $828.4 million in loan sales. As a normal course of our origination and sales cycle, loans held-for-sale at the end of any period are generally sold within one or two subsequent months.

Mortgage servicing rights decreased $19.8 million to $16.2 million at June 30, 2014 as compared to $36.0 million at December 31, 2013. The decrease was due to bulk sales of servicing rights totaling $1.6 billion in UPB, the sale of AmeriHome, which had servicing rights totaling $702.1 million in UPB as well as a mark-to-market reduction in fair value of $3.7 million.  Partially offsetting the decrease was servicing retained loan sales of $807.0 million. At June 30, 2014, we serviced $1.6 billion in UPB for others as compared to $3.1 billion at December 31, 2013.

Warehouse borrowings decreased $8.4 million to $111.2 million at June 30, 2014 as compared to $119.6 million at December 31, 2013. The decrease was due to a decrease in mortgage loans held-for-sale at June 30, 2014 partially offset by an increase in finance receivables of $4.3 million. During the first six months of 2014, we increased our total borrowing capacity to $315.0 million as compared to $265.0 million at December 31, 2013.

Repurchase reserve liability decreased to $6.3 million at June 30, 2014 as compared to $9.5 million at December 31, 2013. During the six months ended June 30, 2014, we paid approximately $3.5 million to settle previous repurchase claims related to our discontinued operations. At June 30, 2014, the repurchase reserve within discontinued operations was $2.2 million as compared to $5.5 million at December 31, 2013. Additionally, we have approximately $4.1 million in repurchase reserves related to the loans sold by the continuing mortgage lending operation since early 2011. We have received a minimal amount of repurchase requests for loans sold by the continuing mortgage lending operation.

At June 30, 2014 and December 31, 2013, net trust assets and liabilities were as follows:

	June 30,	December 31,	Increase	%
	2014	2013	(Decrease)	Change
Total trust assets	$5,530,444	$5,513,166	$17,278	0%
Total trust liabilities	5,515,578	5,502,585	12,993	0
Residual interests in securitizations	$14,866	$10,581	$4,285	40%

Since the consolidated and unconsolidated securitization trusts are nonrecourse to the Company, trust assets and liabilities have been netted to present our interest in these trusts more simply, which are considered the residual interests in securitizations. For unconsolidated securitizations the residual interests represent the fair value of investment securities available-for-sale. For consolidated securitizations, the residual interests are represented by the fair value of securitized mortgage collateral and real estate owned, offset by the fair value of securitized mortgage borrowings and derivative liabilities. We receive cash flows from our residual interests in securitizations to the extent they are available after required distributions to bondholders and maintaining specified overcollateralization levels and other specified parameters (such as maximum delinquency and cumulative default) within the trusts. The estimated fair value of the residual interests, represented by the difference in the fair value of total trust assets and total trust liabilities, was $14.9 million at June 30, 2014, compared to $10.6 million at December 31, 2013. During the first six months of 2014, the securitized trusts continued to perform better than expected due to reduced losses resulting in increased residual cash flows.  In response to the continued trend of higher than expected residual cash flows as a result of the improved performance and reduced losses of the securitized trusts, we decreased future loss assumptions.  Additionally, we decreased the investor yield requirements for securitized mortgage borrowings as estimated bond prices have continued to improve and corresponding yields have decreased. The decrease in investor yield requirements also led to a reduction in yield assumptions on securitized mortgage collateral and discount rate assumptions on residual interests. The decrease in future loss assumptions, investor yield assumptions and discount rates resulted in an increase in the estimated fair value of these trust assets and liabilities of $4.3 million.

The changes in total assets and liabilities are primarily attributable to decreases in our trust assets and trust liabilities as summarized below.

	June 30,	December 31,	Increase	%
	2014	2013	(Decrease)	Change
Securitized mortgage collateral	$5,510,741	$5,494,152	$16,589	0%
Other trust assets	19,703	19,014	689	4
Total trust assets	5,530,444	5,513,166	17,278	0

Securitized mortgage borrowings	$5,507,629	$5,492,371	$15,258	0%
Other trust liabilities	7,949	10,214	(2,265)	(22)
Total trust liabilities	5,515,578	5,502,585	12,993	0
Residual interests in securitizations	$14,866	$10,581	$4,285	40%

We update our collateral assumptions quarterly based on recent delinquency, default, prepayment and loss experience. Additionally, we update the forward interest rates and investor yield (discount rate) assumptions based on information derived from market participants. During the six months ended June 30, 2014, actual and forecasted losses have continued to decrease with a considerable improvement during the second quarter of 2014.  During the six months ended June 30, 2014, we decreased the investor yield requirements for certain securitized mortgage collateral and borrowings as estimated bond prices have continued to improve and corresponding yields have decreased. Additionally, during the first six months of 2014, we lowered the discount rate on certain residual interest vintages.  The decrease in loss and loss assumptions, decrease in investor yield assumptions on securitized mortgage collateral and securitized mortgage borrowings as well as decreased discount rates resulted in an increase in the value of these trust assets and liabilities resulting in an increase in the value of our residual interests. However, offsetting the increase was principal payments and liquidations of securitized mortgage collateral and securitized mortgage borrowings.

•                  The estimated fair value of securitized mortgage collateral increased $16.6 million during the first six months of 2014, primarily due to a decrease in loss and severity assumptions and a decrease in investor yield requirements, partially offset by reductions in principal from borrower payments and transfers of loans to REO for single-family and multi-family collateral. Additionally, other trust assets increased $689 thousand during the first six months of 2014, primarily due to $16.5 million in REO foreclosures and a $9.0 million increase in the net realizable value (NRV) of REO. Partially offsetting the increase were decreases in REO from liquidations of $18.5 million.

•                  The estimated fair value of securitized mortgage borrowings increased $15.3 million during the first six months of 2014, primarily due to a decrease in loss and severity assumptions and a decrease in investor yield requirements, partially offset by reductions in principal balances from principal payments during the period for single-family and multi-family collateral. The $2.3 million reduction in other trust liabilities during the first six months of 2014 was primarily due to $2.7 million in derivative cash payments from the securitization trusts, and a $426 thousand increase in derivative fair value resulting from changes in forward LIBOR interest rates.

In previous years, we securitized mortgage loans by transferring originated and acquired residential single-family mortgage loans and multi-family commercial loans (the “transferred assets”) into non-recourse bankruptcy remote trusts which in turn issued tranches of bonds to investors supported only by the cash flows of the transferred assets. Because the assets and liabilities in the securitizations are nonrecourse to us, the bondholders cannot look to us for repayment of their bonds in the event of a shortfall. These securitizations were structured to include interest rate derivatives. We retained the residual interest in each trust, and in most cases would perform the master servicing function. A trustee and servicer, unrelated to us, was utilized for each securitization. Cash flows from the loans (the loan payments as well as liquidation of foreclosed real estate properties) collected by the loan sub-servicer are remitted to us, the master servicer. The master servicer remits payments to the trustee who remits payments to the bondholders (investors). The sub-servicer collects loan payments and performs loss mitigation activities for defaulted loans. These activities include foreclosing on properties securing defaulted loans, which results in REO.

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

To determine the discount rates to apply to these cash flows, we gather information from the bond pricing services and other market participants regarding estimated investor required yields for each bond tranche. Based on that information and the collateral type and vintage, we determine an acceptable range of expected yields an investor would require including an appropriate risk premium for each bond tranche. We use the blended yield of the bond tranches together with the residual interests to determine an appropriate yield for the securitized mortgage collateral in each securitization (after taking into consideration any derivatives in the securitization). As previously discussed, during the first six months of 2014, we adjusted the acceptable range of expected yields and discount rates for some of our earlier vintage securitizations.  Based on improving bond prices and declining yields in the Company’s securitization trusts and better than expected residual cash flows as well as conversations with market participants, the Company lowered certain residual discount rates during the first six months of 2014.

The following table presents changes in the trust assets and trust liabilities for the six months ended June 30, 2014:

	TRUST ASSETS					TRUST LIABILITIES
	Level 3 Recurring Fair Value Measurements		NRV (1)			Level 3 Recurring Fair Value Measurements
	Investment securities available-for- sale	Securitized mortgage collateral	Real estate owned	Total trust assets		Securitized mortgage borrowings	Derivative liabilities	Total trust liabilities		Net trust assets
Recorded book value at 12/31/2013	$108	$5,494,152	$18,906	$5,513,166		$(5,492,371)	$(10,214)	$(5,502,585)		$10,581
Total gains/(losses) included in earnings:
Interest income	13	20,956	—	20,969		—	—	—		20,969
Interest expense	—	—	—	—		(113,127)	—	(113,127)		(113,127)
Change in FV of net trust assets, excluding REO	16	317,394	—	317,410	(2)	(318,259)	(426)	(318,685	)(2)	(1,275)
Gains from REO - not at FV but at NRV	—	—	9,024	9,024	(2)	—	—	—		9,024
Total gains (losses) included in earnings	29	338,350	9,024	347,403		(431,386)	(426)	(431,812)		(84,409)
Transfers in and/or out of level 3	—	—	—	—		—	—	—		—
Purchases, issuances and settlements	(46)	(321,761)	(8,318)	(330,125)		416,128	2,691	418,819		88,694
Recorded book value at 6/30/2014	$91	$5,510,741	$19,612	$5,530,444		$(5,507,629)	$(7,949)	$(5,515,578)		$14,866

(1)             Accounted for at net realizable value.

(2)             Represents non-interest income-net trust assets in the consolidated statements of operations for the six months ended June 30, 2014.

Inclusive of gains from REO, total trust assets above reflect a net gain of $326.4 million as a result of an increase in fair value of securitized mortgage collateral of $317.4 million, gains from REO of $9.0 million and increases from other trust assets of $16 thousand. Net losses on trust liabilities were $318.7 million as a result of $318.3 million in losses from the increase in fair value of securitized mortgage borrowings and losses from derivative liabilities of $426 thousand. As a result, non-interest income—net trust assets totaled a gain of $7.7 million for the six months ended June 30, 2014.

The table below reflects the net trust assets as a percentage of total trust assets (residual interests in securitizations):

	June 30,	December 31,
	2014	2013
Net trust assets	$14,866	$10,581
Total trust assets	5,530,444	5,513,166
Net trust assets as a percentage of total trust assets	0.27%	0.19%

For the six months ended June 30, 2014, the estimated fair value of the net trust assets increased as a percentage of total trust assets. The increase was primarily due to the reduction in loss assumptions as well as the decrease in discount rate assumptions for residual interests as discussed above.

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

The following tables present the estimated fair value of our residual interests, including investment securities available for sale, by securitization vintage year and other related assumptions used to derive these values at June 30, 2014 and December 31, 2013:

	Estimated Fair Value of Residual			Estimated Fair Value of Residual
	Interests by Vintage Year at			Interests by Vintage Year at December 31,
Origination	June 30, 2014			2013
Year	SF	MF	Total	SF	MF	Total
2002-2003 (1)	$8,735	$2,000	$10,735	$5,761	$2,184	$7,945
2004	1,886	1,671	3,557	462	2,099	2,561
2005 (2)	—	356	356	—	75	75
2006 (2)	—	218	218	—	—	—
2007 (2)	—	—	—	—	—	—
Total	$10,621	$4,245	$14,866	$6,223	$4,358	$10,581

Weighted avg. prepayment rate	3.6%	11.8%	4.3%	2.7%	12.6%	3.6%
Weighted avg. discount rate	20.9%	20.0%	20.6%	25.4%	20.2%	23.2%

(1)         2002-2003 vintage year includes CMO 2007-A, since the majority of the mortgages collateralized in this securitization were originated during this period.

(2)         The estimated fair values of residual interests in vintage years 2005 through 2007 is reflective of higher estimated future losses and investor yield requirements compared to earlier vintage years.

We utilize a number of assumptions to value securitized mortgage collateral, securitized mortgage borrowings and residual interests. These assumptions include estimated collateral default rates and loss severities (credit losses), collateral prepayment rates, forward interest rates and investor yields (discount rates). We use the same collateral assumptions for securitized mortgage collateral and securitized mortgage borrowings as the collateral assumptions determine collateral cash flows which are used to pay interest and principal for securitized mortgage borrowings and excess spread, if any, to the residual interests. However, we use different investor yield (discount rate) assumptions for securitized mortgage collateral and securitized mortgage borrowings and the discount rate used for residual interests based on underlying collateral characteristics, vintage year, assumed risk and market participant assumptions.  As previously discussed, based on recent better than expected performance, during the first six months of 2014, residual interest discount rates for the single-family (SF) vintages were lowered to a range of 20% to 35% (20.9% weighted average) from 25% to 40% (25.4% weighted average) and the multi-family (MF) vintages were lowered to 20% from 20% to 35% (20.2% weighted average).  The combined SF and MF weighted average discount rate for the quarter ended June 30, 2014 dropped to 20.6% from 23.2% at December 31, 2013.

The table below reflects the estimated future credit losses and investor yield requirements for trust assets by product (SF and MF) and securitization vintage at June 30, 2014:

	Estimated Future Losses		Investor Yield Requirement
	(1)		(2)
	SF	MF	SF	MF
2002-2003	8%	* (3)	5%	9%
2004	8%	0%	5%	6%
2005	13%	2%	5%	5%
2006	23%	5%	6%	5%
2007	25%	2%	5%	5%

(1)         Estimated future losses derived by dividing future projected losses by unpaid principal balances at June 30, 2014.

(2)         Investor yield requirements represent our estimate of the yield third-party market participants would require to price our trust assets and liabilities given our prepayment, credit loss and forward interest rate assumptions.

(3)         Represents less than 1%.

Despite the increase in housing prices from December 2012 through June 2014, housing prices in many parts of the country are still at levels which has significantly reduced or eliminated equity for loans originated after 2003. Future loss estimates are significantly higher for mortgage loans included in securitization vintages after 2004 which reflect severe home price deterioration and defaults experienced with mortgages originated during these periods.

Long-Term Mortgage Portfolio Credit Quality

We use the Mortgage Bankers Association (MBA) method to define delinquency as a contractually required payment being 30 or more days past due. We measure delinquencies from the date of the last payment due date in which a payment was received. Delinquencies for loans 60 days delinquent or greater, foreclosures and delinquent bankruptcies were $1.6 billion or 21.7% of the long-term mortgage portfolio as of June 30, 2014.

The following table summarizes the gross UPB of loans in our mortgage portfolio, included in securitized mortgage collateral, for continuing that were 60 or more days delinquent (utilizing the MBA method) as of the periods indicated:

		Total		Total
	June 30,	Collateral	December 31,	Collateral
	2014	%	2013	%
Securitized mortgage collateral
60 - 89 days delinquent	$149,830	2.1%	$180,002	2.4%
90 or more days delinquent	515,998	7.2%	580,318	7.6%
Foreclosures (1)	569,073	7.9%	605,201	7.9%
Delinquent bankruptcies (2)	326,616	4.5%	340,102	4.5%
Total 60+ days delinquent long-term mortgage portfolio	1,561,517	21.7%	1,705,623	22.4%
Total 60 or more days delinquent	$1,561,517	21.7%	$1,705,623	22.4%
Total collateral	$7,184,666	100%	$7,610,999	100%

(1)       Represents properties in the process of foreclosure.

(2)       Represents bankruptcies that are 30 days or more delinquent.

The following table summarizes the gross securitized mortgage collateral and REO (at NRV), that were non-performing for continuing operations as of the dates indicated (excludes 60-89 days delinquent):

		Total		Total
	June 30,	Collateral	December 31,	Collateral
	2014	%	2013	%
90 or more days delinquent, foreclosures and delinquent bankruptcies	$1,411,687	19.6%	$1,525,621	20.0%
Real estate owned	19,627	0.3%	18,921	0.3%
Total non-performing assets	$1,431,314	19.9%	$1,544,542	20.3%

Non-performing assets consist of non-performing loans (mortgages that are 90 or more days delinquent, including loans in foreclosure and delinquent bankruptcies) plus REO. It is the Company’s policy to place a mortgage on nonaccrual status when it becomes 90 days delinquent and to reverse from revenue any accrued interest, except for interest income on securitized mortgage collateral when the scheduled payment is received from the servicer. The servicers are required to advance principal and interest on loans within the securitization trusts to the extent the advances are considered recoverable. IFC, a subsidiary of IMH and master servicer, may be required to advance funds, or in most cases cause the loan servicers to advance funds, to cover principal and interest payments not received from borrowers depending on the status of their mortgages. As of June 30, 2014, non-performing assets (unpaid principal balance of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) as a percentage of the total collateral was 19.9%. At December 31, 2013, non-performing assets to total collateral was 20.3%. Non-performing assets decreased by approximately $113.2 million at June 30, 2014 as compared to December 31, 2013. At June 30, 2014, the estimated fair value of non-performing assets (representing the fair value of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) was $501.2 million or 8.8% of total assets. At December 31, 2013, the estimated fair value of non-performing assets was $536.8 million or 9.4% of total assets.

REO, which consists of residential real estate acquired in satisfaction of loans, is carried at the lower of cost or net realizable value less estimated selling costs. Adjustments to the loan carrying value required at the time of foreclosure are included in the change in the fair value of net trust assets. Changes in our estimates of net realizable value subsequent to the time of foreclosure and through the time of ultimate disposition are recorded as gains or losses from real estate owned in the consolidated statements of operations. REO, for continuing and discontinued operations, at June 30, 2014 increased $706 thousand or 4% to $19.6 million from $18.9 million at December 31, 2013, as a result of an increase of the net realizable value of the REO.

For the three and six months ended June 30, 2014, we recorded an increase in net realizable value of the REO in the amount of $2.9 million and $9.0 million, respectively, compared to an increase of $2.3 million and $5.6 million for the comparable 2013 period. Increases in net realizable value reflect increases in value of the REO subsequent to foreclosure date, but prior to the date of sale.

The following table presents the balances of REO for continuing operations:

	June 30,	December 31,
	2014	2013
REO	$21,590	$23,601
Impairment (1)	(1,963)	(4,680)
Ending balance	$19,627	$18,921

REO inside trusts	$19,612	$18,906
REO outside trusts	15	15
Total	$19,627	$18,921

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

Results of Operations

For the Three and Six Months Ended June 30, 2014 compared to the Three and Six Months Ended June 30, 2013

	For the Three Months Ended June 30,
			Increase	%
	2014	2013	(Decrease)	Change
Revenues	$10,705	$28,923	$(18,218)	(63)%
Expenses	(13,874)	(25,375)	11,501	45
Net interest (expense) income	(96)	(207)	111	54
Change in fair value of long-term debt	226	(478)	704	147
Change in fair value of net trust assets, including trust REO gains (losses)	4,711	(607)	5,318	876
Income tax expense from continuing operations	(756)	(32)	(724)	(2,263)
Net earnings from continuing operations	916	2,224	(1,308)	(59)
Loss from discontinued operations, net	(834)	(933)	99	11
Net earnings	82	1,291	(1,209)	(94)
Net earnings attributable to noncontrolling interest (1)	—	(73)	73	100
Net earnings attributable to IMH	$82	$1,218	$(1,136)	(93)

Earnings per share available to common stockholders - basic	$0.01	$0.14	$(0.13)	(93)%

Earnings per share available to common stockholders - diluted	$0.01	$0.14	$(0.13)	(93)%

(1)         For the three months ended June 30, 2013, net earnings attributable to noncontrolling interest represents the portion of the earnings of AmeriHome that we did not wholly-own.

	For the Six Months Ended June 30,
			Increase	%
	2014	2013	(Decrease)	Change
Revenues	$20,951	$53,590	$(32,639)	(61)%
Expenses	(28,707)	(49,860)	21,153	42
Net interest (expense) income	(409)	237	(646)	(273)
Change in fair value of long-term debt	(424)	(527)	103	20
Change in fair value of net trust assets, including trust REO gains (losses)	7,749	(2,106)	9,855	468
Income tax (expense) benefit from continuing operations	(1,098)	1,056	(2,154)	(204)
Net (loss) earnings from continuing operations	(1,938)	2,390	(4,328)	(181)
Loss from discontinued operations, net	(946)	(1,774)	828	47
Net (loss) earnings	(2,884)	616	(3,500)	(568)
Net earnings attributable to noncontrolling interest (1)	—	(136)	136	100
Net (loss) earnings attributable to IMH	$(2,884)	$480	$(3,364)	(701)%

(Loss) earnings per share available to common stockholders - basic	$(0.31)	$0.06	$(0.37)	(612)%

(Loss) earnings per share available to common stockholders - diluted	$(0.31)	$0.08	$(0.39)	(474)%

(1)         For the six months ended June 30, 2013, net earnings attributable to noncontrolling interest represents the portion of the earnings of AmeriHome that we did not wholly-own.

Revenues

	For the Three Months Ended June 30,
			Increase	%
	2014	2013	(Decrease)	Change
Gain on sale of loans, net	$6,534	$20,458	$(13,924)	(68)%
Real estate services fees, net	4,360	5,155	(795)	(15)
Servicing income, net	1,291	931	360	39
(Loss) gain on mortgage servicing rights	(1,564)	2,004	(3,568)	(178)
Other revenues	84	375	(291)	(78)
Total revenues	$10,705	$28,923	$(18,218)	(63)%

Gain on sale of loans, net.  For the three months ended June 30, 2014, gain on sale of loans, net were $6.5 million compared to $20.5 million in the comparable 2013 period. The $13.9 million decrease is primarily related to a $15.1 million decrease in realized and unrealized losses on derivative financial instruments, a $2.6 million decrease in premiums received from the sale of mortgage loans, a $2.5 million increase in net direct loan origination expenses and a $1.9 million decrease in premiums from servicing retained loan sales, partially offset by a $7.8 million increase in mark-to-market gains.  The overall decrease in gain on sale of loans, net was due to a reduction in mortgage loan origination and sale volumes as well as tighter lending spreads and gain on sale margins associated with $465.2 million and $449.5 million of loans originated and sold, respectively, during the three months ended June 30, 2014, as compared to $780.1 million and $704.7 million of loans originated and sold, respectively, during the same period in 2013.

(Loss) gain on mortgage servicing rights.  For the three months ended June 30, 2014, (loss) gain on mortgage servicing rights was an expense of $1.6 million compared to revenue of $2.0 million in the comparable 2013 period. For the three months ended June 30, 2014, (loss) gain on mortgage servicing rights was primarily the result of a ($2.8) million change in fair value of mortgage servicing rights due to an increase in prepayment speed assumptions as a result of a decrease in interest rates during the period as compared to $1.8 million for the same period in 2013.  Partially offsetting the change in fair value was a $1.2 million gain on the sale of mortgage servicing rights during the three months ended June 30, 2014, as compared to $155 thousand during the same period in 2013.

Real estate services fees, net.  For the three months ended June 30, 2014, real estate services fees, net were $4.4 million compared to $5.2 million in the comparable 2013 period. The $795 thousand decrease was primarily the result of a decrease in transactions related to the decline in loans and the balance of the long-term mortgage portfolio.

Servicing gain and loss, net.  For the three months ended June 30, 2014, servicing gain and loss, net was an expense of $1.6 million compared to revenue of $2.0 million in the comparable 2013 period. For the three months ended June 30, 2014, the mark-to-market mortgage servicing rights expense was primarily the result of an increase in prepayment speed assumptions as a result of a decrease in interest rates during the period.

Other revenues.  For the three months ended June 30, 2014, other revenue was $84 thousand compared to $375 thousand for the comparable 2013 period.  The decrease in other revenue was due to a $300 thousand reduction in investment income.

	For the Six Months Ended June 30,
			Increase	%
	2014	2013	(Decrease)	Change
Gain on sale of loans, net	$11,126	$37,930	$(26,804)	(71)%
Real estate services fees, net	8,039	9,583	(1,544)	(16)
Servicing income, net	2,859	1,941	918	47
(Loss) gain on mortgage servicing rights	(2,541)	3,182	(5,723)	(180)
Other revenues	1,468	954	514	54
Total revenues	$20,951	$53,590	$(32,639)	(61)%

Gain on sale of loans, net.  For the six months ended June 30, 2014, gain on sale of loans, net were $11.1 million compared to $37.9 million in the comparable 2013 period. The $26.8 million decrease is primarily related to a $18.7 million decrease in realized and unrealized losses on derivative financial instruments, an $11.0 million decrease in premiums received from the sale of mortgage loans, a $3.0 million decrease in premiums from servicing retained loan sales and a $3.0 million increase in net direct loan origination expenses, partially offset by a $8.5 million increase in mark-to-market gains.  The overall decrease in gain on sale of loans, net was due to a reduction in mortgage loan origination and sale volumes as well as tighter lending spreads and gain on sale margins associated with $818.3 million and $828.4 million of loans originated and sold, respectively, during the six months ended June 30, 2014, as compared to $1.5 billion and $1.3 billion of loans originated and sold, respectively, during the same period in 2013.

Servicing income, net.  For the six months ended June 30, 2014, servicing income, net was $2.9 million compared to $1.9 million in the comparable 2013 period.  The increase in servicing income, net was the result of the servicing portfolio increasing 55% to an average balance of $2.7 billion for the six months ended June 30, 2014 as compared to an average balance of $1.7 billion for the six months ended June 30, 2013.  During 2014, we sold $1.6 billion in UPB of servicing rights and sold AmeriHome, which had servicing rights of $702.1 million in UPB.  Additionally, during the second quarter of 2014, we retained servicing rights on $807.0 million in loans sales.

Real estate services fees, net.  For the six months ended June 30, 2014, real estate services fees, net were $8.0 million compared to $9.6 million in the comparable 2013 period. The $1.6 million decrease was primarily the result of a decrease in transactions related to the decline in loans and the balance of the long-term mortgage portfolio.

(Loss) gain on mortgage servicing rights.  For the six months ended June 30, 2014, (loss) gain on mortgage servicing rights was an expense of $2.5 million compared to revenue of $3.2 million in the comparable 2013 period. For the six months ended June 30, 2014, (loss) gain on mortgage servicing rights was primarily the result of a ($3.7) million change in fair value of mortgage servicing rights due to an increase in prepayment speed assumptions as a result of a decrease in interest rates during the period as compared to $3.1 million for the same period in 2013.  Partially offsetting the change in fair value was a $1.2 million gain on the sale of mortgage servicing rights during the six months ended June 30, 2014, as compared to $116 thousand during the same period in 2013.

Other revenues.  For the six months ended June 30, 2014, other revenue was $1.5 million compared to $954 thousand for the comparable 2013 period.  The increase in other revenue was due to the sale of AmeriHome during the first quarter of 2014 resulting in a $1.2 million gain, partially offset by a $600 thousand reduction in investment income.

Expenses

	For the Three Months Ended June 30,
			Increase	%
	2014	2013	(Decrease)	Change
Personnel expense	$9,319	$18,891	$(9,572)	(51)%
General, administrative and other	4,555	6,484	(1,929)	(30)
Total expenses	$13,874	$25,375	$(11,501)	(45)%

Total expenses were $13.9 million for the three months ended June 30, 2014, compared to $25.4 million for the comparable period of 2013. Personnel expense decreased $9.6 million to $9.3 million for the three months ended June 30, 2014.  The decrease is primarily due to a reduction in personnel related costs due to a decrease in employees and a decrease in commission expense due to a reduction in loan origination volumes and a shift to correspondent and wholesale lending resulting in lower commission expense.  In the fourth quarter of 2013, we sold our retail branch offices and consolidated our lending fulfillment centers reducing staffing to a level appropriate for our lending volumes.  At June 30, 2014 the average number of employees declined to 290 during the three months ended June 30, 2014 as compared to 650 for the three months ended June 30, 2013.

General, administrative and other expenses decreased to $4.6 million for the three months ended June 30, 2014, compared to $6.5 million for the same period in 2013. The decrease was primarily related to a $1.2 million decline in marketing and other expenses and a $407 thousand reduction in occupancy expense attributable to reduced lending volumes as well as the closure of the retail branches in the fourth quarter of 2013.

	For the Six Months Ended June 30,
			Increase	%
	2014	2013	(Decrease)	Change
Personnel expense	$18,779	$36,654	$(17,875)	(49)%
General, administrative and other	9,928	13,206	(3,278)	(25)
Total expenses	$28,707	$49,860	$(21,153)	(42)%

Total expenses were $28.7 million for the six months ended June 30, 2014, compared to $49.9 million for the comparable period of 2013. Personnel expense decreased $17.9 million to $18.8 million for the six months ended June 30, 2014.  The decrease is primarily due to a reduction in personnel related costs due to a decrease in employees and a decrease in commission expense due to a reduction in loan origination volumes and a shift to correspondent and wholesale lending resulting in lower commission expense.  In the fourth quarter of 2013, we sold our retail branch offices and consolidated our lending fulfillment centers reducing staffing to a level appropriate for our lending volumes.  At June 30, 2014 the average number of employees declined to 295 during the six months ended June 30, 2014 as compared to 631 for the six months ended June 30, 2013.

General, administrative and other expenses decreased to $9.9 million for the six months ended June 30, 2014, compared to $13.2 million for the same period in 2013.  The decrease was primarily related to a $2.0 million decline in marketing and other expenses and a $911 thousand reduction in legal and professional fees attributable to reduced lending volumes as well as the closure of the retail branches in the fourth quarter of 2013.  The reduction in legal and professional fees is primarily due to a non-operational $700 thousand legal settlement expense recorded during the first quarter of 2013.

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

	For the Three Months Ended June 30,
	2014			2013
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Securitized mortgage collateral	$5,485,629	$67,784	4.94%	$5,732,048	$76,256	5.32%
Mortgage loans held-for-sale	110,643	1,141	4.12%	145,063	1,252	3.45%
Other	13,507	37	1.10%	16,687	18	0.43%
Total interest-earning assets	$5,609,779	$68,962	4.92%	$5,893,798	$77,526	5.26%

LIABILITIES
Securitized mortgage borrowings	$5,484,344	$66,623	4.86%	$5,725,605	$74,963	5.24%
Warehouse borrowings	106,993	953	3.56%	138,181	1,397	4.04%
Long-term debt	17,395	1,074	24.70%	13,867	986	28.44%
Convertible Notes	20,000	387	7.74%	13,846	265	7.66%
Note payable	—	—	0.00%	711	104	58.51%
Other	2,841	21	2.96%	1,293	18	5.57%
Total interest-bearing liabilities	$5,631,573	$69,058	4.91%	$5,893,503	$77,733	5.28%

Net Interest Spread (1)		$(96)	0.02%		$(207)	-0.02%
Net Interest Margin (2)			-0.01%			-0.01%

(1)       Net interest spread is calculated by subtracting the weighted average yield on interest-bearing liabilities from the weighted average yield on interest-earning assets.

(2)         Net interest margin is calculated by dividing net interest spread by total average interest-earning assets.

Net interest spread increased $111 thousand for the quarter ended June 30, 2014 primarily attributable to an increase in the net interest spread between loans held-for-sale and warehouse borrowings and a decrease in interest expense on notes payable.  The increase was partially offset by a decrease in net interest spread on the long-term mortgage portfolio due to increases in pricing and the corresponding reduction in investor yield requirements between periods on securitized mortgage collateral and securitized mortgage borrowings as well as a decrease in the balance of the long-term mortgage portfolio, an increase in interest expense associated with the long-term debt and an increase in interest expense associated with the issuance of the Convertible Notes during the second quarter of 2013. As a result, net interest margin remained flat at -0.01% for the quarters ended June 30, 2014 and 2013.

During the quarter ended June 30, 2014, the yield on interest-earning assets decreased to 4.92% from 5.26% in the comparable 2013 period. The yield on interest-bearing liabilities decreased to 4.91% for the quarter ended June 30, 2014 from 5.28% for the comparable 2013 period. In connection with the fair value accounting for investment securities available-for-sale, securitized mortgage collateral and borrowings and long-term debt, interest income and interest expense is recognized using effective yields based on estimated fair values for these instruments. The decrease in yield for securitized mortgage collateral and securitized mortgage borrowings is primarily related to increased prices on mortgage-backed bonds which resulted in a decrease in yield. Bond prices received from pricing services and other market participants have increased over the past few quarters as investor’s demand for mortgage-backed securities has increased. This has resulted in an increase in fair value for both securitized mortgage collateral and securitized mortgage borrowings. These increases in fair value have decreased the effective yields used for purposes of recognizing interest income and interest expense on these instruments.

	For the Six Months Ended June 30,
	2014			2013
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Securitized mortgage collateral	$5,488,470	$138,867	5.06%	$5,750,660	$164,533	5.72%
Mortgage loans held-for-sale	97,912	2,064	4.22%	121,501	2,083	3.43%
Other	11,994	51	0.85%	13,962	40	0.57%
Total interest-earning assets	$5,598,376	$140,982	5.04%	$5,886,123	$166,656	5.66%

LIABILITIES
Securitized mortgage borrowings	$5,487,020	$136,670	4.98%	$5,742,889	$161,482	5.62%
Warehouse borrowings	93,644	1,699	3.63%	115,956	2,390	4.12%
Long-term debt	16,887	2,185	25.88%	13,489	1,940	28.76%
Convertible notes	20,000	774	7.74%	6,961	273	7.84%
Note payable	—	—	0.00%	1,766	303	34.31%
Other	3,338	63	3.77%	899	31	6.90%
Total interest-bearing liabilities	$5,620,889	$141,391	5.03%	$5,881,960	$166,419	5.66%

Net Interest Spread (1)		$(409)	0.01%		$237	0.00%
Net Interest Margin (2)			-0.01%			0.01%

(1)       Net interest spread is calculated by subtracting the weighted average yield on interest-bearing liabilities from the weighted average yield on interest-earning assets.

(2)         Net interest margin is calculated by dividing net interest spread by total average interest-earning assets.

Net interest spread decreased $646 thousand for the six months ended June 30, 2014 primarily attributable to a decrease in net interest spread on the long-term mortgage portfolio due to increases in pricing and the corresponding reduction in investor yield requirements between periods on securitized mortgage collateral and securitized mortgage borrowings as well as a decrease in the balance of the long-term mortgage portfolio, an increase in interest expense associated with the long-term debt and an increase in interest expense associated with the issuance of the Convertible Notes during the second quarter of 2013. The decrease was partially offset by a decrease in interest expense on the note payable as well as an increase in the net interest spread between loans held-for-sale and warehouse borrowings. As a result, net interest margin decreased from 0.01% for the six months ended June 30, 2013 to -0.01% for the six months ended June 30, 2014.

During the six months ended June 30, 2014, the yield on interest-earning assets decreased to 5.04% from 5.66% in the comparable 2013 period. The yield on interest-bearing liabilities decreased to 5.03% for the six months ended June 30, 2014 from 5.66% for the comparable 2013 period. In connection with the fair value accounting for investment securities available-for-sale, securitized mortgage collateral and borrowings and long-term debt, interest income and interest expense is recognized using effective yields based on estimated fair values for these instruments. The decrease in yield for securitized mortgage collateral and securitized mortgage borrowings is primarily related to increased prices on mortgage-backed bonds which resulted in a decrease in yield. Bond prices received from pricing services and other market participants have increased over the past few quarters as investor’s demand for mortgage-backed securities has increased. This has resulted in an increase in fair value for both securitized mortgage collateral and securitized mortgage borrowings. These increases in fair value have decreased the effective yields used for purposes of recognizing interest income and interest expense on these instruments.

Change in the fair value of long-term debt.

Change in the fair value of long-term debt was a gain of $226 thousand for the quarter ended June 30, 2014, compared to a loss of $478 thousand for the comparable 2013 period. The decrease in the estimated fair value of long-term debt was primarily the result of a decrease in forward LIBOR interest rates. Long-term debt (consisting of trust preferred securities and junior subordinated notes) is measured based upon an analysis prepared by us, which considers the Company’s own credit risk, including consideration of settlements with trust preferred debt holders and discounted cash flow analyses.

Change in the fair value of long-term debt was a loss of $424 thousand for the six months ended June 30, 2014, compared to a loss of $527 thousand for the comparable 2014 period. The increase in the estimated fair value of long-term debt was primarily the result of a reduction in discount rate during the first quarter of 2014 as well as an increase in forward LIBOR interest rates as compared to the same period in the prior year.

Change in fair value of net trust assets, including trust REO gains (losses)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Change in fair value of net trust assets, excluding REO	$1,769	$(2,953)	$(1,275)	$(7,662)
Gains from REO	2,942	2,346	9,024	5,556
Change in fair value of net trust assets, including trust REO gains (losses)	$4,711	$(607)	$7,749	$(2,106)

The change in fair value related to our net trust assets (residual interests in securitizations) was a gain of $4.7 million for the quarter ended June 30, 2014, compared to a loss of $607 thousand in the comparable 2013 period. The change in fair value of net trust assets, including REO was due to $1.8 million in gains from changes in fair value of securitized mortgage borrowings, securitized mortgage collateral and investment securities available-for-sale primarily associated with updating assumptions of decreased collateral losses and severities in the future and lower interest rates. Additionally, the NRV of REO increased $2.9 million during the period attributed to lower expected loss severities on properties held in the long-term mortgage portfolio during the period.

For the quarter ended June 30, 2013, the $607 thousand loss from change in fair value of net trust assets, including REO was due to $3.0 million in losses from changes in fair value of securitized mortgage borrowings, securitized mortgage collateral and investment securities available-for-sale primarily associated with updating assumptions of increased collateral losses in the future and higher interest rates. Partially offsetting the loss was a $2.3 million increase in NRV of REO during the period attributed to lower expected loss severities on properties held in the long-term mortgage portfolio during the period.

The change in fair value related to our net trust assets (residual interests in securitizations) was a gain of $7.7 million for the six months ended June 30, 2014, compared to a loss of $2.1 million in the comparable 2013 period. For the six months ended June 30, 2014, the change in fair value of net trust assets, including REO was due to a $9.0 million increase in NRV of REO during the period attributed to lower expected loss severities on properties held in the long-term mortgage portfolio during the period. Partially offsetting the gain was $1.3 million in losses from changes in fair value of securitized mortgage borrowings, securitized mortgage collateral and investment securities available-for-sale primarily associated with updating assumptions of increased collateral losses and severities in the future and higher interest rates.

For the six months ended June 30, 2013, the $2.1 million loss from change in fair value of net trust assets, including REO was due to $7.7 million in losses from changes in fair value of securitized mortgage borrowings, securitized mortgage collateral and investment securities available-for-sale primarily associated with updating assumptions of increased collateral losses in the future and higher interest rates. Partially offsetting the loss was a $5.6 million increase in NRV of REO during the period attributed to lower expected loss severities on properties held in the long-term mortgage portfolio during the period.

Income Taxes

We recorded income tax expense of $756 thousand and $1.1 million for the three and six months ended June 30, 2014, respectively. We recorded income tax expense (benefit) of $32 thousand and ($1.1) million for the three and six months ended June 30, 2013, respectively. The tax expense in 2014 is primarily related to alternative minimum taxes associated with taxable income generated from sale of AmeriHome and mortgage servicing rights.  The income tax benefit for 2013 is the result of the inclusion of AmeriHome in the IMH federal and California consolidated tax returns as a result of the Company increasing its ownership in AmeriHome to 80% during the first quarter of 2013.

As of December 31, 2013, the Company had estimated federal and California net operating loss (NOL) carryforwards of approximately $518.7 million and $437.0 million, respectively, of which approximately $293.1 million (federal) related to discontinued operations. Federal and state net operating loss carryforwards begin to expire in 2027 and 2018, respectively.

We have significant NOL carry-forwards from prior years. If there is an improvement in earnings from our continuing operations, we may be able to generate sufficient taxable income in future years to utilize these loss carry-forwards, however, at June 30, 2014; we have recognized a full valuation allowance against our net deferred tax assets.  As of June 30, 2014, we have no material uncertain tax positions.

Results of Operations by Business Segment

Today, we have three primary operating segments: Mortgage Lending, Real Estate Services and Long-Term Mortgage Portfolio. Unallocated corporate and other administrative costs, including the cost associated with being a public company, are presented in Corporate. Segment operating results are as follows:

Mortgage Lending

	For the Three Months Ended June 30,
			Increase	%
	2014	2013	(Decrease)	Change
Gain on sale of loans, net	$6,534	$20,458	$(13,924)	(68)%
Servicing income, net	1,291	931	360	39
(Loss) gain on mortgage servicing rights	(1,564)	2,004	(3,568)	(178)
Other	43	—	43	N/A
Total revenues	6,304	23,393	(17,089)	(73)

Other income (expense)	215	(148)	363	245

Personnel expense	(6,741)	(16,581)	9,840	59
General, administrative and other	(1,867)	(3,301)	1,434	43
Net (loss) earnings before income taxes	$(2,089)	$3,363	$(5,452)	(162)%

For the quarter ended June 30, 2014, gain on sale of loans, net were $6.5 million or 1.40% compared to $20.5 million or 2.67% in the comparable 2013 period. The $13.9 million decrease was due to a reduction in mortgage loan origination and sales volumes as well as tighter lending spreads and gain on sale margins associated with $465.2 million and $449.5 million of loans originated and sold, respectively, during the three months ended June 30, 2014, as compared to $780.1 million and $704.7 million of loans originated and sold, respectively, during the same period in 2013.

For the quarter ended June 30, 2014, servicing income, net was $1.3 million compared to $931 thousand in the comparable 2013 period.  The increase in servicing income, net was the result of the servicing portfolio increasing 31% to an average quarterly balance of $2.5 billion for the three months ended June 30, 2014 as compared to an average quarterly balance of $1.9 billion for the three months ended June 30, 2013.  During the second quarter of 2014, we sold $1.0 billion in UPB of servicing rights and retained servicing rights on $432.5 million in loans sales.

For the three months ended June 30, 2014, (loss) gain on mortgage servicing rights was an expense of $1.6 million compared to revenue of $2.0 million in the comparable 2013 period. For the three months ended June 30, 2014, (loss) gain on mortgage servicing rights was primarily the result of a ($2.8) million change in fair value of mortgage servicing rights due to an increase in prepayment speed assumptions as a result of a decrease in interest rates during the period as compared to $1.8 million for the same period in 2013.  Partially offsetting the change in fair value was a $1.2 million gain on the sale of mortgage servicing rights during the three months ended June 30, 2014, as compared to $155 thousand during the same period in 2013.

Personnel expense decreased $9.8 million to $6.7 million for the three months ended June 30, 2014.  The decrease is primarily due to the sale of our retail branch offices and consolidation of our lending fulfillment centers in the fourth quarter of 2013, reducing staffing to a level appropriate for our lending volumes.   The average number of mortgage lending employees declined to 192 in the second quarter of 2014 as compared to 533 during the same period in 2013.  Additionally, the decrease is also related to a reduction in loan origination volumes resulting in a decrease in commission expense.

The $1.4 million decrease in general, administrative and other expense is primarily related to reductions in occupancy, legal and professional fees and other marketing costs primarily attributable to a reduction in lending volumes as well as the sale of our retail branches during the fourth quarter of 2013.

	For the Six Months Ended June 30,
			Increase	%
	2014	2013	(Decrease)	Change
Gain on sale of loans, net	$11,126	$37,930	$(26,804)	(71)%
Servicing income, net	2,859	1,941	918	47
(Loss) gain on mortgage servicing rights	(2,541)	3,182	(5,723)	(180)
Other	1,257	113	1,144	1,012
Total revenues	12,701	43,166	(30,465)	(71)

Other income (expense)	371	(305)	676	222

Personnel expense	(13,543)	(31,439)	17,896	57
General, administrative and other	(4,032)	(7,950)	3,918	49
Net earnings before income taxes	$(4,503)	$3,472	$(7,975)	(230)%

For the six months ended June 30, 2014, gain on sale of loans, net was $11.1 million or 1.37% compared to $37.9 million or 2.66% in the comparable 2013 period. The $26.8 million decrease was due to a reduction in mortgage loan origination and sales volumes as well as tighter lending spreads and gain on sale margins associated with $818.3 million and $828.4 million of loans originated and sold, respectively, during the six months ended June 30, 2014, as compared to $1.5 billion and $1.3 billion of loans originated and sold, respectively, during the same period in 2013.

For the six months ended June 30, 2014, servicing income, net was $2.9 million compared to $1.9 million in the comparable 2013 period.  The increase in servicing income, net was the result of the servicing portfolio increasing 55% to an average balance of $2.7 billion for the six months ended June 30, 2014 as compared to an average balance of $1.7 billion for the six months ended June 30, 2013.  During 2014, we sold $1.6 billion in UPB of servicing rights and sold AmeriHome, which had servicing rights of $702.1 million in UPB.  Additionally, during the first six months of 2014, we retained servicing rights on $807.0 million in loans sales.

For the six months ended June 30, 2014, (loss) gain on mortgage servicing rights was an expense of $2.5 million compared to revenue of $3.2 million in the comparable 2013 period. For the six months ended June 30, 2014, (loss) gain on mortgage servicing rights was primarily the result of a ($3.7) million change in fair value of mortgage servicing rights due to an increase in prepayment speed assumptions as a result of a decrease in interest rates during the period as compared to $3.1 million for the same period in 2013.  Partially offsetting the change in fair value was a $1.2 million gain on the sale of mortgage servicing rights during the six months ended June 30, 2014, as compared to $116 thousand during the same period in 2013.

For the six months ended June 30, 2014, other revenue was $1.2 million compared to $113 thousand for the comparable 2013 period.  The increase in other revenue was due to the sale of AmeriHome during the first quarter of 2014 resulting in a $1.2 million gain.

Personnel expense decreased $17.9 million to $13.5 million for the six months ended June 30, 2014.  The decrease is primarily due to the sale of our retail branch offices and consolidation of our lending fulfillment centers in the fourth quarter of 2013, reducing staffing to a level appropriate for our lending volumes.   The average number of mortgage lending employees declined to 199 for the first six months of 2014 as compared to 510 during the same period in 2013.  Additionally, the decrease is also related to a reduction in loan origination volumes resulting in a decrease in commission expense.

The $3.4 million decrease in general, administrative and other expense is primarily related to reductions in occupancy, legal and professional fees and other marketing costs primarily attributable to the reduction in lending volumes as well as the sale of our retail branches during the fourth quarter of 2013. The reduction in legal and professional fees is primarily due to a non-operational $700 thousand legal settlement expense recorded during the first quarter of 2013.

Real Estate Services

	For the Three Months Ended June 30,
			Increase	%
	2014	2013	(Decrease)	Change
Real estate services fees, net	$4,360	$5,155	$(795)	(15)%

Other income (expense)	—	5	(5)	(100)

Personnel expense	(1,357)	(1,568)	211	13
General, administrative and other	(177)	(250)	73	29
Net earnings before income taxes	$2,826	$3,342	$(516)	(15)%

For the quarter ended June 30, 2014, real estate services fees, net were $4.4 million compared to $5.2 million in the comparable 2013 period. The $795 thousand decrease in real estate services fees, net was the result of a $448 thousand decrease in real estate and recovery fees real estate services, $279 thousand decrease in loss mitigation fees and a $68 thousand decrease in real estate services.

For the quarter ended June 30, 2014, personnel expense decreased to $1.4 million as compared to $1.6 million for the comparable 2013 period. The $211 thousand decrease is primarily related to a reduction in personnel as well as a reduction in commissions associated with reduced transactions and the decline in loans and balance of the long-term mortgage portfolio.

	For the Six Months Ended June 30,
			Increase	%
	2014	2013	(Decrease)	Change
Real estate services fees, net	$8,039	$9,583	$(1,544)	(16)%

Other income (expense)	—	11	(11)	(100)

Personnel expense	(2,574)	(3,452)	878	25
General, administrative and other	(482)	(580)	98	17
Net earnings before income taxes	$4,983	$5,562	$(579)	(10)%

For the six months ended June 30, 2014, real estate services fees, net were $8.0 million compared to $9.6 million in the comparable 2013 period. The $1.5 million decrease in real estate services fees, net was the result of a $1.3 million decrease in real estate and recovery fees real estate services and a $631 thousand decrease in loss mitigation fees partially offset by a $344 thousand increase in real estate services.

For the six months ended June 30, 2014, personnel expense decreased to $2.6 million as compared to $3.5 million for the comparable 2013 period. The $878 thousand decrease is primarily related to a reduction in personnel as well as a reduction in commissions associated with reduced transactions and the decline in loans and balance of the long-term mortgage portfolio.

Long-term Mortgage Portfolio

	For the Three Months Ended June 30,
			Increase	%
	2014	2013	(Decrease)	Change
Other revenue	$41	$381	(340)	(89)%

Personnel expense	(64)	(257)	193	75
General, administrative and other	(201)	(158)	(43)	(27)
Total expenses	(265)	(415)	150	36

Net interest income	94	211	(117)	(55)
Change in fair value of long-term debt	226	(478)	704	147
Change in fair value of net trust assets, including trust REO gains (losses)	4,711	(607)	5,318	876
Total other income (expense)	5,031	(874)	5,905	676
Net earnings (loss) before income taxes	$4,807	$(908)	$5,715	629%

For the quarter ended June 30, 2014, other revenue totaled $41 thousand as compared to $381 thousand for the comparable 2013 period. The $340 thousand decrease is primarily due to a $305 thousand decrease in investment earnings.

For the quarter ended June 30, 2014, personnel expense was $64 thousand as compared to $257 thousand for the comparable 2013 period. The $193 thousand decrease in personnel expense was primarily due to a decrease in allocated personnel expenses associated with ongoing activities in the long-term mortgage portfolio associated with a decline in loans and balances of the long-term mortgage portfolio.

For the quarter ended June 30, 2014, net interest income totaled $94 thousand as compared to $211 thousand for the comparable 2013 period. Net interest income decreased $117 thousand for the quarter ended June 30, 2014 primarily attributable to a $132 thousand decrease in net interest spread on the long-term mortgage portfolio due to increases in pricing and the corresponding reduction in investor yield requirements between periods on securitized mortgage collateral and securitized mortgage borrowings as well as a decrease in the balance of the long-term mortgage portfolio. Additionally, interest expense on the long-term debt increased $88 thousand due to an increase in interest rates.   Partially offsetting the decrease was a $103 thousand decrease in interest expense on the note payable due to the repayment of the note in April 2013.

Change in the fair value of long-term debt was a gain of $226 thousand for the quarter ended June 30, 2014, compared to a loss of $478 thousand for the comparable 2013 period. The decrease in the estimated fair value of long-term debt was primarily the result of a decrease in forward LIBOR interest rates.

The change in fair value related to our net trust assets (residual interests in securitizations) was a gain of $4.7 million for the quarter ended June 30, 2014, compared to a loss of $607 thousand in the comparable 2013 period. The change in fair value of net trust assets, including REO was due to $1.8 million in gains from changes in fair value of securitized mortgage borrowings, securitized mortgage collateral and investment securities available-for-sale primarily associated with updating assumptions of decreased collateral losses and severities in the future and lower interest rates. Additionally, the NRV of REO increased $2.9 million during the period attributed to lower expected loss severities on properties held in the long-term mortgage portfolio during the period.

	For the Six Months Ended June 30,
			Increase	%
	2014	2013	(Decrease)	Change
Other revenue	$211	$853	(642)	(75)%

Personnel expense	(155)	(507)	352	69
General, administrative and other	(351)	(427)	76	18
Total expenses	(506)	(934)	428	46

Net interest (expense) income	26	826	(800)	(97)
Change in fair value of long-term debt	(424)	(527)	103	20
Change in fair value of net trust assets, including trust REO gains (losses)	7,749	(2,106)	9,855	468
Total other income (expense)	7,351	(1,807)	9,158	507
Net earnings (loss) before income taxes	$7,056	$(1,888)	$8,944	474%

For the six months ended June 30, 2014, other revenue totaled $211 thousand as compared to $853 thousand for the comparable 2013 period. The $642 thousand decrease is primarily due to a $614 thousand decrease in investment earnings.

For the six months ended June 30, 2014, personnel expense was $155 thousand as compared to $507 thousand for the comparable 2013 period. The $352 thousand decrease in personnel expense was primarily due to a decrease in allocated personnel expenses associated with ongoing activities in the long-term mortgage portfolio associated with a decline in loans and balances of the long-term mortgage portfolio.

For the six months ended June 30, 2014, net interest income totaled $26 thousand as compared to $826 thousand for the comparable 2013 period. Net interest income decreased $800 thousand for the six months ended June 30, 2014 primarily attributable to an $854 thousand decrease in net interest spread on the long-term mortgage portfolio due to increases in pricing and the corresponding reduction in investor yield requirements between periods on securitized mortgage collateral and securitized mortgage borrowings as well as a decrease in the balance of the long-term mortgage portfolio. Additionally, interest expense on the long-term debt increased $245 thousand due to an increase in interest rates.   Partially offsetting the decrease in net interest income was a $303 thousand decrease in interest expense on the note payable due to the repayment of the note in April 2013.

Change in the fair value of long-term debt was a loss of $424 thousand for the six months ended June 30, 2014, compared to a loss of $527 thousand for the comparable 2013 period. The increase in the estimated fair value of long-term debt was primarily the result of a reduction in discount rate during the first quarter of 2014, partially offset by a decrease in forward LIBOR interest rates at June 30, 2014.

The change in fair value related to our net trust assets (residual interests in securitizations) was a gain of $7.7 million for the six months ended June 30, 2014, compared to a loss of $2.1 million in the comparable 2013 period. For the six months ended June 30, 2014, the change in fair value of net trust assets, including REO was due to a $9.0 million increase in NRV of REO during the period attributed to lower expected loss severities on properties held in the long-term mortgage portfolio during the period. Partially offsetting the gain was $1.3 million in losses from changes in fair value of securitized mortgage borrowings, securitized mortgage collateral and investment securities available-for-sale primarily associated with updating assumptions of increased collateral losses and severities in the future and higher interest rates.

Corporate

The corporate segment includes all compensation applicable to the corporate services groups, public company costs, unused office space as well as debt expense related to the Convertible Notes and capital leases. This corporate services group supports all operating segments. A portion of the corporate services costs is allocated to the operating segments. The costs associated with being a public company, unused space as well as the interest expense related to the Convertible Notes and capital leases are not allocated to our other segments and remain in this segment.

	For the Three Months Ended June 30,
			Increase	%
	2014	2013	(Decrease)	Change
Interest expense	$(405)	$(276)	(129)	(47)
Other expenses	(3,467)	(3,265)	(202)	(6)
Net loss before income taxes	$(3,872)	$(3,541)	$(331)	(9)%

For the quarter ended June 30, 2014, interest expense increased as compared to the comparable 2013 period primarily due to a $122 thousand increase in interest expense on the $20.0 million Convertible Notes issued in April 2013.

For the quarter ended June 30, 2014, expenses increased to $3.5 million as compared to $3.3 million for the comparable 2013 period. The increase was due to a net reduction in allocated corporate expenses.  Although corporate costs decreased $724 thousand in the second quarter of 2014 as compared to second quarter of 2013, the sale of the retail branch network and closure of the lending fulfillment center at the end of 2013 resulted in a reduced allocation of certain fixed corporate costs due to reduced headcount primarily in mortgage lending and the associated reductions in business operations.  The combination of the two resulted in a net increase in expenses recorded in the corporate segment.

	For the Six Months Ended June 30,
			Increase	%
	2014	2013	(Decrease)	Change
Interest expense	$(806)	$(296)	(510)	(172)
Other expenses	(7,570)	(5,516)	(2,054)	(37)
Net loss before income taxes	$(8,376)	$(5,812)	$(2,564)	(44)%

For the six months ended June 30, 2014, interest expense increased as compared to the comparable 2013 period primarily due to a $500 thousand increase in interest expense on the $20.0 million Convertible Notes issued in April 2013.

For the six months ended June 30, 2014, expenses increased to $7.6 million as compared to $6.2 million for the comparable 2013 period. The increase was primarily due to non-cash lease impairment charge and a net reduction in allocated corporate expenses.  With the further consolidation of the mortgage lending and real estate services operations in the first quarter of 2014, the Company recorded a non-cash lease impairment charge of $548 thousand for the space that we no longer used and expect to sublease in the future. Additionally, the sale of the retail branch network and closure of the lending fulfillment center at the end of 2013 resulted in a reduced allocation of certain fixed corporate costs due to reduced headcount primarily in mortgage lending and the associated reductions in business operations.  The combination of the two resulted in a net increase in expenses recorded in the corporate segment.

Discontinued Operations

	For the Three Months Ended June 30,
			Increase	%
	2014	2013	(Decrease)	Change
Provision for repurchases	$(231)	$(705)	$474	67%
General, administrative and other	(603)	(228)	(375)	(164)
Net loss after income taxes	$(834)	$(933)	$99	11%

We recorded approximately $231 thousand in provision for repurchases during the quarter ended June 30, 2014 as compared to $705 thousand for the comparable 2013 period.  The decrease is the result of a decrease in estimated repurchase losses during the three months ended June 30, 2014 related to repurchase claims as compared to the same period in 2013.

For the quarter ended June 30, 2014, general, administrative and other expense increased to $603 thousand as compared to $228 thousand for the comparable 2013 period. The increase of $375 thousand between periods is primarily due legal expenses for various matters pertaining to the discontinued non-conforming mortgage operations.

	For the Six Months Ended June 30,
			Increase	%
	2014	2013	(Decrease)	Change
Provision for repurchases	$(231)	$(1,312)	$1,081	82%
General, administrative and other	(715)	(462)	(253)	(55)
Net loss after income taxes	$(946)	$(1,774)	$828	47%

We recorded approximately $231 thousand in provision for repurchases during the six months ended June 30, 2014 as compared to $1.3 million for the comparable 2013 period.  During the six months ended June 30, 2014, we paid approximately $3.5 million to settle previous repurchase claims related to our previously discontinued operations and such amount was charged against the reserve on our consolidated balance sheets.

For the six months ended June 30, 2014, general, administrative and other expense increased to $715 thousand as compared to $462 thousand for the comparable 2013 period. During 2014, we incurred approximately $1.3 million in legal expenses and $288 thousand in occupancy expense for various matters pertaining to the discontinued non-conforming mortgage operations. Offsetting the legal expenses was a $950 thousand recovery from a settlement associated with previous litigation settlements.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and estimable. In any case, there may be an exposure to losses in excess of any such amounts whether accrued or not. Any estimated loss is subject to significant judgment and is based upon currently available information, a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated loss will change from time to time, and actual results may vary significantly from the current estimate. Therefore, an estimate of possible loss represents what the Company believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company’s maximum loss exposure.  At June 30, 2014, the Company has a $1.9 million accrued liability recorded for such estimated loss exposure as explained below.

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

Updates to legal matters for the period ended June 30, 2014 are as follows:

On April 30, 2012 a purported class action was filed entitled Marentes v. Impac Mortgage Holdings, Inc., alleging that certain loan modification activities of the Company constitute an unfair business practice, false advertising and marketing, and that the fees charged are improper.  The complaint seeks unspecified damages, restitution, injunctive relief, attorney’s fees and prejudgment interest.  On August 22, 2012, the plaintiff filed an amended complaint adding Impac Funding Corporation as a defendant and on October 2, 2012, the plaintiff dismissed Impac Mortgage Holdings, Inc., without prejudice. On December 27, 2012, the court granted IFC’s motion to dismiss and on May 23, 2014, the court of appeals reversed the dismissal and the Company will file an appropriate response.

On January 30, 2012, a Summons with Notice was filed entitled Deutsche Zentral-Genossenschaftsbank AG New York Branch, dba DZ Bank AG, New York Branch v. JPMorgan Chase & Co., et al. Named as a defendant in that action is ISAC.  On August 3, 2012, a Consolidated Complaint was filed in which the above matter was consolidated with two other cases by the same plaintiff and DG Holding Trust.  The Consolidated Complaint alleges misrepresentations in connection with the marketing and sale of mortgage backed securities issued by ISAC that the plaintiff purchased and seeks rescission, damages, prejudgment interest, punitive damages, and attorney’s fees in an amount to be proven at trial. Subsequent to the end of the quarter, on July 23, 2014, the parties entered into a settlement agreement whereby ISAC agreed to pay $120,000, which is payable in installments.

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

Please refer to IMH’s report on Form 10-K for the year ended December 31, 2013 and subsequent Form 10-Q filings for a description of litigation and claims.

ITEM 1A:  RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2013, includes a detailed discussion of our risk factors.  The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

New mortgage products that we may offer may expose us to liability.

We originate and acquire various types of residential mortgage products to consumers and our customers.  We have begun to offer non-Qualified Mortgage loan products being marketed as AltQM, which, unlike Qualified Mortgages, do not benefit from a presumption that the borrower has the ability to repay the loan.   We understand that these types of products are new in today’s marketplace and while we have taken great steps to try and mitigate any exposure and insure that we have made a reasonable determination that the borrowers will have the ability to repay the loan, this type of product does have increased risk and exposure to litigation and claims of borrowers.   If, however, we were to make a loan as to which we did not satisfy the regulatory standards for ascertaining the borrower’s ability to repay the loan, the consequences could include giving the borrower a defense to repayment of the loan, which may prevent us from collecting interest and principal on that loan.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Securities

On May 7, 2014, the Company issued 150,000 shares of common stock pursuant to the terms of a Settlement and Release Agreement dated March 11, 2014 with Deutsche Bank National Trust Company, which was approved by the court on April 14, 2014.  The issuance was made in reliance upon the exemption from registration under Section 3(a)(10) of the Securities Act of 1933, as amended.  Pursuant to the Settlement and Release Agreement, the Company agreed to pay Deutsche Bank an aggregate of $1.65 million in installments by December 31, 2014, which can be paid in shares of common stock or cash at the Company’s discretion, and the Company may be required to true-up proceeds from the sales of shares with the issuance of additional shares.

On May 7, 2014, the Company issued an additional 10,000 shares of common stock pursuant to the terms of a Settlement and Release Agreement dated January 10, 2014 with Wilmington Trust Company.  The issuance was made in reliance upon the exemption from registration under Section 3(a)(10) of the Securities Act of 1933, as amended.  Pursuant to the Settlement and Release Agreement, the Company agreed to pay Wilmington an aggregate of $1.05 million in installments, which can be paid in shares of common stock or cash at the Company’s discretion, and the Company may be required to true-up proceeds from the sales of shares with the issuance of additional shares.  As previously reported in the Company’s Form 10-Q for the period ended March 31, 2014, the Company initially issued to Wilmington 85,000 shares of common stock on March 27, 2014.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:  MINE SAFETY DISCLOSURES

None.

ITEM 5:  OTHER INFORMATION

On June 20, 2014, the Company entered into an amendment to the Master Repurchase Agreement with Customers Bank extending the maturity to June 19, 2015, and increasing the borrowing capacity to $100.0 million.

On June 25, 2014, the warehouse facility under the Master Repurchase Agreement with Everbank was amended extending the expiration date to September 23, 2014.

In June 2014, the maturity date of the Master Purchase Agreement with Alliance Bank was extended to May 2015.

On May 13, 2014,  a wholly-owned subsidiary of the Company, entered into a Credit Agreement with Wells Fargo Bank, which replaces and supersedes the previous credit agreement, as amended, dated April 1, 2011, effectively terminating that agreement.  The terms of the new Credit Agreement with Wells Fargo are materially the same as the 2011 credit agreement, including the $4.0 million line of credit.  The Credit Agreement also includes certain financial covenants.  On June 1, 2014, the parties entered into a First Amendment to the Credit Agreement extending the maturity date to June 1, 2015.

The information set forth above is included herewith for the purpose of providing the disclosure required under “Item 1.01- Entry into a Material Definitive Agreement,” “Item 1.02 — Termination of a Material Definitive Agreement” and/or “Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant” of Form 8-K.

ITEM 6:  EXHIBITS

(a)	Exhibits:
10.1	Amendment dated June 27, 2014 to Master Repurchase Agreement with Alliance Bank.
10.2	Ninth Amendment dated June 25, 2014 to Master Repurchase Agreement with Everbank.
10.3	Tenth Amendment dated July 15, 2014 to Master Repurchase Agreement with Everbank.
10.4	Eighth Amendment dated September 3, 2013 to Master Repurchase Agreement with Customers Bank
10.5	Ninth Amendment dated November 14, 2013 to Master Repurchase Agreement with Customers Bank
10.6	Tenth Amendment dated March 4, 2014 to Master Repurchase Agreement with Customers Bank
10.7	Eleventh Amendment dated June 20, 2014 to Master Repurchase Agreement with Customers Bank
10.8	Credit Agreement executed May 13, 2014 and First Amendment with Promissory Note dated June 1, 2014 with Wells Fargo Bank
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*

The following materials from Impac Mortgage Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Cash Flows, and (4) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

August 12, 2014