Form 10-Q
period 2014-09-30
IMPAC MORTGAGE HOLDINGS INC
filed 2014-11-12
CIK 1000298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

There were 9,587,972 shares of common stock outstanding as of November 7, 2014.

IMPAC MORTGAGE HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1.                CONSOLIDATED FINANCIAL STATEMENTS

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Cash and cash equivalents	$13,194	$9,969
Restricted cash	1,863	1,467
Mortgage loans held-for-sale	234,530	129,191
Mortgage servicing rights	13,568	35,981
Securitized mortgage trust assets	5,368,048	5,513,166
Assets of discontinued operations	185	2,277
Other assets	29,420	26,274
Total assets	$5,660,808	$5,718,325

LIABILITIES
Warehouse borrowings	$221,370	$119,634
Convertible notes	20,000	20,000
Long-term debt	18,040	15,871
Securitized mortgage trust liabilities	5,353,358	5,502,585
Liabilities of discontinued operations	2,864	12,883
Other liabilities	18,532	21,481
Total liabilities	5,634,164	5,692,454

Commitments and contingencies (See Note 12)

STOCKHOLDERS’ EQUITY
Series A-1 junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none issued or outstanding	—	—
Series B 9.375% redeemable preferred stock, $0.01 par value; liquidation value $16,640; 2,000,000 shares authorized, 665,592 noncumulative shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	7	7
Series C 9.125% redeemable preferred stock, $0.01 par value; liquidation value $35,127; 5,500,000 shares authorized; 1,405,086 noncumulative shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	14	14
Common stock, $0.01 par value; 200,000,000 shares authorized; 9,586,972 and 8,988,910 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	96	90
Additional paid-in capital	1,089,025	1,084,173
Net accumulated deficit:	—	—
Cumulative dividends declared	(822,520)	(822,520)
Retained deficit	(239,978)	(235,893)
Net accumulated deficit	(1,062,498)	(1,058,413)
Total stockholders’ equity	26,644	25,871
Total liabilities and stockholders’ equity	$5,660,808	$5,718,325

See accompanying notes to consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Revenues:
Gain on sale of loans, net	$9,122	$11,349	$20,248	$49,279
Real estate services fees, net	3,243	4,933	11,282	14,516
Servicing income, net	913	989	3,773	2,929
(Loss) gain on mortgage servicing rights	(998)	(121)	(3,540)	3,061
Other	195	(70)	1,662	884
Total revenues	12,475	17,080	33,425	70,669
Expenses:
Personnel expense	9,062	15,270	27,841	51,923
General, administrative and other	4,410	6,092	14,337	19,298
Total expenses	13,472	21,362	42,178	71,221
Other income (expense):
Interest income	79,631	74,216	220,613	240,872
Interest expense	(78,884)	(74,418)	(220,275)	(240,836)
Change in fair value of long-term debt	—	75	(424)	(453)
Change in fair value of net trust assets, including trust REO gains (losses)	92	(271)	7,841	(2,377)
Total other income (expense)	839	(398)	7,755	(2,794)
Loss from continuing operations before income taxes	(158)	(4,680)	(998)	(3,346)
Income tax expense (benefit) from continuing operations	307	(9)	1,405	(1,065)
Loss from continuing operations	(465)	(4,671)	(2,403)	(2,281)
Loss from discontinued operations, net of tax	(736)	(277)	(1,682)	(2,051)
Net loss	(1,201)	(4,948)	(4,085)	(4,332)
Net earnings attributable to noncontrolling interest	—	—	—	(136)
Net loss attributable to common stockholders	$(1,201)	$(4,948)	$(4,085)	$(4,468)

Loss per common share - basic and diluted:
Loss from continuing operations attributable to IMH	$(0.05)	$(0.53)	$(0.26)	$(0.28)
Loss from discontinued operations	(0.08)	(0.03)	(0.18)	(0.24)
Net loss per share available to common stockholders	$(0.13)	$(0.56)	$(0.44)	$(0.52)

See accompanying notes to consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Nine Months
	Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,085)	$(4,332)
Gain on sale of MSRs	(1,388)	(88)
Change in fair value of mortgage servicing rights	4,928	(2,973)
Gain on sale of AmeriHome	(1,208)	—
Gain on sale of loans	(15,826)	(53,071)
Change in fair value of mortgage loans held-for-sale	(5,103)	345
Change in fair value of derivatives lending, net	(170)	3,630
Provision for repurchases	851	1,395
Origination of mortgage loans held-for-sale	(1,737,217)	(1,983,315)
Sale and principal reduction on mortgage loans held-for-sale	1,635,569	2,012,054
Gains from REO	(8,977)	(9,232)
Change in fair value of net trust assets, excluding REO	(2,786)	6,641
Change in fair value of long-term debt	424	453
Accretion of interest income and expense	137,087	165,130
Change in REO impairment reserve	6,243	4,537
Amortization of debt issuance costs and discount on note payable	31	18
Stock-based compensation	1,377	1,345
Net change in restricted cash	(396)	1,398
Net cash used in operating activities of discontinued operations	(7,844)	(7,605)
Net change in other assets and liabilities	2,994	3,736
Net cash provided by operating activities	4,504	140,066

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in securitized mortgage collateral	452,046	583,248
Proceeds from the sale of mortgage servicing rights	28,665	3,076
Finance receivable advances to customers	(37,872)	—
Repayments of finance receivables	33,538	—
Net change in mortgages held-for-investment	6	(60)
Purchase of premises and equipment	(18)	(540)
Net principal change on investment securities available-for-sale	64	57
Acquisition of noncontrolling interest	—	(350)
Proceeds from the sale of REO	27,666	40,332
Proceeds from the sale of AmeriHome	10,200	—
Net cash provided by investing activities	514,295	625,763

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of warehouse borrowings	(1,560,956)	(1,883,070)
Borrowings under warehouse agreement	1,662,692	1,889,901
Repayment of line of credit	(23,250)	(5,500)
Borrowings under line of credit	20,250	5,500
Repayment of securitized mortgage borrowings	(613,708)	(785,638)
Issuance of Convertible Notes	—	20,000
Principal payments on notes payable	—	(3,431)
Principal payments on capital lease	(552)	(547)
Capitalized debt issuance costs	—	(267)
Proceeds from exercise of stock options	33	151
Net cash used in financing activities	(515,491)	(762,901)

Net change in cash and cash equivalents	3,308	2,928
Cash and cash equivalents at beginning of year	9,969	12,755
Cash and cash equivalents at end of period - continuing operations	13,194	15,669
Cash and cash equivalents at end of period - discontinued operations	83	14
Cash and cash equivalents at end of period	$13,277	$15,683
NON-CASH TRANSACTIONS (Continuing and Discontinued Operations):
Transfer of securitized mortgage collateral to real estate owned	$23,510	$26,562
Mortgage servicing rights retained from loan sales and issuance of mortgage backed securities	17,238	17,169
Common stock issued upon legal settlement	3,449	2,135
Acquisition of equipment purchased through capital leases	573	1,050
Increase in ownership of AmeriHome	—	911
Common stock issued for acquisition of noncontrolling interest	—	1,100

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

Financial Statement Presentation

The accompanying unaudited consolidated financial statements of IMH and its subsidiaries (as defined above) have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These interim period condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the United States Securities and Exchange Commission (SEC).

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, Reporting Discontinued Operations and Disclosures of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2014, and interim periods within those annual periods. The Company will be required to adopt this ASU beginning with the quarter ending March 31, 2015. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, (ASU 2014-12).  The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition..  ASU 2014-12 becomes effective for annual and interim periods beginning after December 15, 2015 with early adoption permitted. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

In August 2014, the FASB issued ASU 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity. A collateralized financing entity (CFE) is a variable interest entity with nominal or no equity that holds financial assets and issues beneficial interests in those financial assets. The ASU is intended to address diversity in practice in accounting for the measurement difference between financial assets and financial liabilities of CFEs. The ASU is effective for annual periods and interim periods with those annual periods beginning after December 15, 2015. A reporting entity may apply the ASU using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the annual period of adoption. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

In August 2014, the FASB issued ASU 2014-14, Classification of Certain Government Guaranteed Mortgage Loans upon Foreclosure. This update requires creditors to reclassify loans that are within the scope of the ASU to “other receivables” upon foreclosure, rather than reclassifying them to other real estate owned. The separate other receivable recorded upon foreclosure is to be measured based on the amount of the loan balance (principal and interest) the creditor expects to recover from the guarantor.  The new guidance is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern and provide related disclosures. The ASU is effective for annual and interim reporting periods beginning January 1, 2017. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

Note 2.—Mortgage Loans Held-for-Sale

A summary of the unpaid principal balance of mortgage loans held-for-sale by type is presented below:

	September 30,	December 31,
	2014	2013
Government (1)	$159,765	$81,292
Conventional (2)	66,066	44,303
Fair value adjustment	8,699	3,596
Total mortgage loans held-for-sale	$234,530	$129,191

(1)         Includes all government-insured loans including Federal Housing Administration (FHA), Veterans Affairs (VA) and United States Department of Agriculture (USDA).

(2)         Includes loans eligible for sale to Fannie Mae and Freddie Mac.

Gain on loans held-for-sale (LHFS) is comprised of the following for the three and nine months ended September 30, 2014 and 2013:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Gain on sale of mortgage loans	$29,578	$6,413	$62,339	$50,188
Premium from servicing retained loan sales	8,913	5,894	17,238	17,169
Unrealized gains (losses) from derivative financial instruments	84	(5,677)	170	(3,631)
Realized (losses) gains from derivative financial instruments	(2,436)	7,109	(8,579)	17,747
Mark to market gain (loss) on LHFS	2,294	5,326	5,103	(345)
Direct origination expenses, net	(28,974)	(7,303)	(55,172)	(30,454)
Provision for repurchases	(337)	(413)	(851)	(1,395)
Total gain on sale of loans, net	$9,122	$11,349	$20,248	$49,279

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

The following table summarizes the activity of MSRs for the nine months ending September 30, 2014 and 2013:

	September 30,	September 30,
	2014	2013
Balance at beginning of period	$35,981	$10,703
Additions from servicing retained loan sales	17,238	17,169
Reductions from bulk sales	(27,277)	(2,988)
Reduction from sale of AmeriHome	(7,446)	—
Changes in fair value (1)	(4,928)	2,973
Fair value of MSRs at end of period	$13,568	$27,857

(1)         Changes in fair value are included within (loss) gain on mortgage servicing rights in the consolidated statements of operations.

At September 30, 2014 and December 31, 2013, the outstanding principal balance of the mortgage servicing portfolio was comprised of the following:

	September 30,	December 31,
	2014	2013
Government	$727,954	$1,203,478
Conventional	1,566,726	1,837,475
2010 Acquisition of AmeriHome (1)	—	87,693
Servicing sold but not transferred	(1,046,948)	—
Total loans serviced	$1,247,732	$3,128,646

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

Mortgage Servicing Rights Sensitivity Analysis	September 30, 2014

Fair value of MSRs	$13,568

Prepayment Speed:
Decrease in fair value from 100 basis point (bp) adverse change	(486)
Decrease in fair value from 200 bp adverse change	(962)

Discount Rate:
Decrease in fair value from 100 bp adverse change	(486)
Decrease in fair value from 200 bp adverse change	(939)

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

(Loss) gain on mortgage servicing rights are comprised of the following for the three and nine months ended September 30, 2014 and 2013:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Gain (loss) on sale of mortgage servicing rights	$207	$(28)	$1,388	$88
Change in fair value of mortgage servicing rights	(1,205)	(93)	(4,928)	2,973
(Loss) gain on mortgage servicing rights	$(998)	$(121)	$(3,540)	$3,061

During the three and nine months ended September 30, 2014, the Company sold $1.0 billion and $2.6 billion in UPB of servicing at a gain of $207 thousand and $1.4 million.  The Company also recorded a loss of $1.2 million and $4.9 million for the change in fair value of mortgage servicing rights during the three and nine months ended September 30, 2014.

Note 4.—Warehouse Borrowings

The Company, through its subsidiaries, is a party to four Master Repurchase Agreements with lenders providing warehouse facilities. The warehouse facilities are used to fund, and are secured by, residential mortgage loans that are held for sale.

The following table presents certain information on warehouse borrowings and related accrued interest for the periods indicated:

	Maximum
	Borrowing	Balance Outstanding At
	Capacity	September 30, 2014	December 31, 2013
Short-term borrowings:
Repurchase agreement 1	$100,000	$65,966	$50,794
Repurchase agreement 2	40,000	38,084	19,493
Repurchase agreement 3 (1)	50,000	29,087	15,592
Repurchase agreement 4 (2)	125,000	88,233	33,755
Total short-term borrowings	$315,000	$221,370	$119,634

(1)         In September 2014, the maturity was extended to September 2015.

(2)         In September 2014, the maturity was extended to September 2015.  As part of the agreement, the Company has a $40 million sublimit for re-warehousing with $4.3 million outstanding at September 30, 2014.

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

Note 6.—Line of Credit Agreement

In June 2014, the Company, through its subsidiaries, amended the $4.0 million working capital line of credit agreement with a national bank at an interest rate of one-month LIBOR plus 3.50% extending the expiration to June 2015.  Under the terms of the agreement the Company and its subsidiaries are required to maintain various financial and other covenants.  There was no outstanding balance on the working capital line of credit as of September 30, 2014, which is included in other liabilities in the accompanying consolidated balance sheets.

Note 7.—Securitized Mortgage Trusts

Trust Assets

Trust assets, which are recorded at fair value, are comprised of the following at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
Securitized mortgage collateral	$5,350,474	$5,494,152
Real estate owned	17,484	18,906
Investment securities available-for-sale	90	108
Total trust assets	$5,368,048	$5,513,166

Trust Liabilities

Trust liabilities, which are recorded at fair value, are comprised of the following at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
Securitized mortgage borrowings	$5,346,791	$5,492,371
Derivative liabilities	6,567	10,214
Total trust liabilities	$5,353,358	$5,502,585

Change in fair value of net trust assets, including trust real estate owned (REO) gains (losses)

Changes in fair value of net trust assets, including trust REO gains (losses) are comprised of the following for the three and nine months ended September 30, 2014 and 2013:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Change in fair value of net trust assets, excluding REO	$139	$(3,947)	$(1,136)	$(11,609)
(Losses) gains from REO	(47)	3,676	8,977	9,232
Change in fair value of net trust assets, including trust REO gains (losses)	$92	$(271)	$7,841	$(2,377)

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

The following table presents the estimated fair value of financial instruments included in the consolidated financial statements as of the dates indicated:

	September 30, 2014				December 31, 2013
	Carrying	Estimated Fair Value			Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$13,194	$13,194	$—	$—	$9,969	$9,969	$—	$—
Restricted cash	1,863	1,863	—	—	1,467	1,467	—	—
Mortgage loans held-for-sale	234,530	—	234,530	—	129,191	—	129,191	—
Finance receivables	4,334	—	4,334	—	—	—	—	—
Mortgage servicing rights	13,568	—	—	13,568	35,981	—	—	35,981
Derivative assets, lending, net	2,316	—	—	2,316	1,992	—	1,079	913
Investment securities available-for-sale	90	—	—	90	108	—	—	108
Securitized mortgage collateral	5,350,474	—	—	5,350,474	5,494,152	—	—	5,494,152
Warrant	164	—	—	164	—	—	—	—

Liabilities
Warehouse borrowings	$221,370	$—	$221,370	$—	$119,634	$—	$119,634	$—
Convertible notes	20,000	—	—	20,000	20,000	—	—	20,000
Long-term debt	18,040	—	—	18,040	15,871	—	—	15,871
Securitized mortgage borrowings	5,346,791	—	—	5,346,791	5,492,371	—	—	5,492,371
Derivative liabilities, securitized trusts	6,567	—	—	6,567	10,214	—	—	10,214
Derivative liabilities, lending, net	165	—	165	—	—	—	—	—
Line of credit	—	—	—	—	3,000	—	3,000	—

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

Refer to Recurring Fair Value Measurements below for a description of the valuation methods used to determine the fair value of investment securities available-for-sale, securitized mortgage collateral and borrowings, derivative assets and liabilities, long-term debt, mortgage servicing rights and mortgage loans held-for-sale.

The carrying amount of cash, cash equivalents and restricted cash approximates fair value.

Finance receivables carrying amounts approximate fair value due to the short-term nature of the assets and do not present unanticipated interest rate or credit concerns.

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

As a result of the lack of observable market data resulting from inactive markets, the Company has classified its investment securities available-for-sale, securitized mortgage collateral and borrowings, net derivative liabilities, securitized trusts, long-term debt, interest rate lock commitments (IRLCs), mortgage servicing rights and warrant as Level 3 fair value measurements. Level 3 assets and liabilities were 96% and 99% and 98% and 99%, respectively, of total assets and total liabilities measured at estimated fair value at September 30, 2014 and December 31, 2013.

Recurring Fair Value Measurements

The Company assesses the financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by ASC Topic 810. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the beginning of the reporting period. There were no material transfers between our Level 1 and Level 2 classified instruments during the three and nine months ended September 30, 2014.

The following tables present the Company’s assets and liabilities that are measured at estimated fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option at September 30, 2014 and December 31, 2013, based on the fair value hierarchy:

	Recurring Fair Value Measurements
	September 30, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investment securities available-for-sale	$—	$—	$90	$—	$—	$108
Mortgage loans held-for-sale	—	234,530	—	—	129,191	—
Derivative assets, lending, net (1)	—	—	2,316	—	1,079	913
Mortgage servicing rights	—	—	13,568	—	—	35,981
Warrant	—	—	164	—	—	—
Securitized mortgage collateral	—	—	5,350,474	—	—	5,494,152
Total assets at fair value	$—	$234,530	$5,366,612	$—	$130,270	$5,531,154

Liabilities
Securitized mortgage borrowings	$—	$—	$5,346,791	$—	$—	$5,492,371
Derivative liabilities, securitized trusts	—	—	6,567	—	—	10,214
Long-term debt	—	—	18,040	—	—	15,871
Derivative liabilities, lending, net (2)	—	165	—	—	—	—
Total liabilities at fair value	$—	$165	$5,371,398	$—	$—	$5,518,456

(1)         At September 30, 2014, derivative assets, lending, net included $2.3 million in IRLCs associated with the Company’s mortgage lending operations, and is included in other assets in the accompanying consolidated balance sheets. At December 31, 2013, derivative assets, lending, net included $913 thousand in IRLCs and $1.1 million in hedging instruments, respectively, associated with the Company’s mortgage lending operations, and is included in other assets and other liabilities in the accompanying consolidated balance sheets.

(2)         At September 30, 2014, derivative liabilities, lending, net included $165 thousand in hedging instruments associated with the Company’s mortgage lending operations and is included in other liabilities in the accompanying consolidated balance sheets.

The following tables present reconciliations for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2014 and 2013:

	Level 3 Recurring Fair Value Measurements
	For the three months ended September 30, 2014
	Investment securities available-for-sale	Securitized mortgage collateral	Securitized mortgage borrowings	Derivative liabilities, net, securitized trusts	Mortgage servicing rights	Interest rate lock commitments, net	Long-term debt	Warrant
Fair value, June 30, 2014	$91	$5,510,741	$(5,507,629)	$(7,949)	$16,166	$3,073	$(17,555)	$—
Total gains (losses) included in earnings:
Interest income (1)	6	21,312	—	—	—	—	—	—
Interest expense (1)	—	—	(64,502)	—	—	—	(485)	—
Change in fair value	11	(27,784)	27,899	13	(1,205)	(757)	—	—
Total gains (losses) included in earnings	17	(6,472)	(36,603)	13	(1,205)	(757)	(485)	—
Transfers in and/or out of Level 3	—	—	—	—	—	—	—	—
Purchases, issuances and settlements
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	8,913	—	—	164
Settlements	(18)	(153,795)	197,441	1,369	(10,306)	—	—	—
Fair value, September 30, 2014	$90	$5,350,474	$(5,346,791)	$(6,567)	$13,568	$2,316	$(18,040)	$164
Unrealized gains (losses) still held (2)	$84	$(1,446,463)	$3,581,924	$(6,132)	$13,568	$2,316	$52,723	$164

(1)             Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. The net interest income, including cash received and paid, was $1.8 million for the three months ended September 30, 2014.  The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations is primarily from contractual interest on the securitized mortgage collateral and borrowings.

(2)             Represents the amount of unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held and reflected in the fair values at September 30, 2014.

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

(2)             Represents the amount of unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held and reflected in the fair values at September 30, 2013.

	Level 3 Recurring Fair Value Measurements
	For the nine months ended September 30, 2014
	Investment securities available-for- sale	Securitized mortgage collateral	Securitized mortgage borrowings	Derivative liabilities, net, securitized trusts	Mortgage servicing rights	Interest rate lock commitments, net	Long-term debt	Warrant
Fair value, December 31, 2013	$108	$5,494,152	$(5,492,371)	$(10,214)	$35,981	$913	$(15,871)	$—
Total gains (losses) included in earnings:
Interest income (1)	19	42,268	—	—	—	—	—	—
Interest expense (1)	—	—	(177,629)	—	—	—	(1,745)	—
Change in fair value	27	289,610	(290,360)	(413)	(4,928)	1,414	(424)	—
Total gains (losses) included in earnings	46	331,878	(467,989)	(413)	(4,928)	1,414	(2,169)	—
Transfers in and/or out of Level 3	—	—	—	—	—	—	—	—
Purchases, issuances and settlements
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	17,238	—	—	164
Settlements	(64)	(475,556)	613,569	4,060	(34,723)	(11)	—	—
Fair value, September 30, 2014	$90	$5,350,474	$(5,346,791)	$(6,567)	$13,568	$2,316	$(18,040)	$164

(1)             Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. The net interest income, including cash received and paid, was $4.0 million for the nine months ended September 30, 2014.  The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations is primarily from contractual interest on the securitized mortgage collateral and borrowings.

	Level 3 Recurring Fair Value Measurements
	For the nine months ended September 30, 2013
	Investment securities available-for- sale	Securitized mortgage collateral	Securitized mortgage borrowings	Derivative liabilities, net, securitized trusts	Mortgage servicing rights	Interest rate lock commitments, net	Call option	Put option	Long-term debt
Fair value, December 31, 2012	$110	$5,787,884	$(5,777,456)	$(17,163)	$10,703	$3,970	$368	$(1)	$(12,731)
Total gains (losses) included in earnings:
Interest income (1)	27	27,115	—	—	—	—	—	—	—
Interest expense (1)	—	—	(190,490)	—	—	—	—	—	(1,782)
Change in fair value	35	249,253	(261,602)	705	2,973	(167)	111	1	(453)
Total (losses) gains included in earnings	62	276,368	(452,092)	705	2,973	(167)	111	1	(2,235)
Transfers in and/or out of Level 3	—	—	—	—	—		—	—	—
Purchases, issuances and settlements
Purchases	—	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	17,169	—	—	—	—
Settlements	(57)	(609,810)	785,548	5,057	(2,988)	—	(479)	—	—
Fair value, September 30, 2013	$115	$5,454,442	$(5,444,000)	$(11,401)	$27,857	$3,803	$—	$—	$(14,966)

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

The following table presents quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring and non-recurring basis at September 30, 2014:

Financial Instrument	Estimated Fair Value	Valuation Technique	Unobservable Input	Range of Inputs
Assets and liabilities backed by real estate
Investment securities available-for-sale,	$90	DCF	Discount rates	3.4 - 25.0%
Securitized mortgage collateral, and	5,350,474		Prepayment rates	0.8 - 29.5%
Securitized mortgage borrowings	(5,346,791)		Default rates	0.6 - 12.5%
			Loss severities	7.0 - 61.2%
Other assets and liabilities
Mortgage servicing rights	$13,568	DCF	Discount rate Prepayment rates	10.5 - 11.5% 2.9 - 14.5%
Derivative liabilities, net, securitized trusts	(6,567)	DCF	1M forward LIBOR	0.2 - 3.6%
Derivative assets - IRLCs, net	2,316	Market pricing	Pull -through rate	42.0 - 99.0%
Long-term debt	(18,040)	DCF	Discount rate	23.5%
Lease liability	(1,705)	DCF	Discount rate	12.0%

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

The following tables present the changes in recurring fair value measurements included in net earnings (loss) for the three and nine months ended September 30, 2014 and 2013:

	Recurring Fair Value Measurements
	Change in Fair Value Included in Net Loss
	For the three months ended September 30, 2014
			Change in Fair Value of
	Interest Income (1)	Interest Expense (1)	Net Trust Assets		Long-term Debt	Other Revenue	Gain on sale of loans, net	Total
Investment securities available-for-sale	$6	$—	$11		$—	$—	$—	$17
Securitized mortgage collateral	21,312	—	(27,784)		—	—	—	(6,472)
Securitized mortgage borrowings	—	(64,502)	27,899		—	—	—	(36,603)
Derivative liabilities, net, securitized trusts	—	—	13	(2)	—	—	—	13
Long-term debt	—	(485)	—		—	—	—	(485)
Mortgage servicing rights (3)	—	—	—		—	(1,205)	—	(1,205)
Mortgage loans held-for-sale	—	—	—		—	—	2,294	2,294
Derivative assets - IRLCs	—	—	—		—	—	(757)	(757)
Derivative liabilities - Hedging Instruments	—	—	—		—	—	841	841
Total	$21,318	$(64,987)	$139		$—	$(1,205)	$2,378	$(42,357)

(1)         Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.

(2)         Included in this amount is $1.3 million in changes in the fair value of derivative instruments, offset by $1.3 million in cash payments from the securitization trusts for the three months ended September 30, 2014.

(3)         Included in (loss) gain on mortgage servicing rights in the consolidated statements of operations.

	Recurring Fair Value Measurements
	Change in Fair Value Included in Net Loss
	For the three months ended September 30, 2013
			Change in Fair Value of
	Interest Income (1)	Interest Expense (1)	Net Trust Assets		Long-term Debt	Other Revenue	Gain on sale of loans, net	Total
Investment securities available-for-sale	$8	$—	$8		$—	$—	$—	$16
Securitized mortgage collateral	5,963	—	10,525		—	—	—	16,488
Securitized mortgage borrowings	—	(58,241)	(14,803)		—	—	—	(73,044)
Derivative liabilities, net, securitized trusts	—	—	323	(2)	—	—	—	323
Long-term debt	—	(642)	—		75	—	—	(567)
Mortgage servicing rights (3)	—	—	—		—	(93)	—	(93)
Mortgage loans held-for-sale	—	—	—		—	—	5,326	5,326
Derivative assets - IRLCs	—	—	—		—	—	3,503	3,503
Derivative liabilities - Hedging Instruments	—	—	—		—	—	(9,180)	(9,180)
Total	$5,971	$(58,883)	$(3,947)		$75	$(93)	$(351)	$(57,228)

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

(3)         Included in (loss) gain on mortgage servicing rights in the consolidated statements of operations.

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Loss
	For the nine months ended September 30, 2014
			Change in Fair Value of
	Interest Income (1)	Interest Expense (1)	Net Trust Assets		Long-term Debt	Other Revenue	Gain on sale of loans, net	Total
Investment securities available-for-sale	$19	$—	$27		$—	$—	$—	$46
Securitized mortgage collateral	42,268	—	289,610		—	—	—	331,878
Securitized mortgage borrowings	—	(177,629)	(290,360)		—	—	—	(467,989)
Derivative liabilities, net, securitized trusts	—	—	(413	)(2)	—	—	—	(413)
Long-term debt	—	(1,745)	—		(424)	—	—	(2,169)
Mortgage servicing rights (3)	—	—	—		—	(4,928)	—	(4,928)
Mortgage loans held-for-sale	—	—	—		—	—	5,103	5,103
Derivative assets - IRLCs	—	—	—		—	—	1,414	1,414
Derivative liabilities - Hedging Instruments	—	—	—		—	—	(1,244)	(1,244)
Total	$42,287	$(179,374)	$(1,136	)(4)	$(424)	$(4,928)	$5,273	$(138,302)

(1)         Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.

(2)         Included in this amount is $3.5 million in changes in the fair value of derivative instruments, offset by $3.9 million in cash payments from the securitization trusts for the nine months ended September 30, 2014.

(3)         Included in (loss) gain on mortgage servicing rights in the consolidated statements of operations.

(4)         For the nine months ended September 30, 2014, change in the fair value of net trust assets, excluding REO was $1.1 million.  Excluded from the $(2.8) million change in fair value of net trust assets, excluding REO, in the accompanying consolidated statements of cash flows is $3.9 million in cash payments from the securitization trusts related to the Company’s net derivative liabilities.

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Loss
	For the nine months ended September 30, 2013
			Change in Fair Value of
	Interest Income (1)	Interest Expense (1)	Net Trust Assets		Long-term Debt	Other Revenue	Gain on sale of loans, net	Total
Investment securities available-for-sale	$27	$—	$35		$—	$—	$—	$62
Securitized mortgage collateral	27,115	—	249,253		—	—	—	276,368
Securitized mortgage borrowings	—	(190,490)	(261,602)		—	—	—	(452,092)
Derivative liabilities, net, securitized trusts	—	—	705	(2)	—	—	—	705
Long-term debt	—	(1,782)	—		(453)	—	—	(2,235)
Mortgage servicing rights (3)	—	—	—		—	2,973	—	2,973
Call option	—	—	—		—	111	—	111
Put option	—	—	—		—	1	—	1
Mortgage loans held-for-sale	—	—	—		—	—	(345)	(345)
Derivative assets - IRLCs	—	—	—		—	—	(167)	(167)
Derivative liabilities - Hedging Instruments	—	—	—		—	—	(3,464)	(3,464)
Total	$27,142	$(192,272)	$(11,609	)(4)	$(453)	$3,085	$(3,976)	$(178,083)

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

(3)         Included in (loss) gain on mortgage servicing rights in the consolidated statements of operations.

(4)         For the nine months ended September 30, 2013, change in the fair value of net trust assets, excluding REO was $11.6 million.  Excluded from the $6.6 million change in fair value of net trust assets, excluding REO, in the accompanying consolidated statements of cash flows is $5.0 million in cash payments from the securitization trusts related to the Company’s net derivative liabilities.

The following is a description of the measurement techniques for items recorded at estimated fair value on a recurring basis.

Investment securities available-for-sale—Investment securities available-for-sale are carried at fair value. The investment securities consist primarily of non-investment grade mortgage-backed securities. The fair value of the investment securities is measured based upon the Company’s expectation of inputs that other market participants would use. Such assumptions include judgments about the underlying collateral, prepayment speeds, future credit losses, forward interest rates and certain other factors. Given the lack of observable market data as of September 30, 2014 and December 31, 2013 relating to these securities, the estimated fair value of the investment securities available-for-sale was measured using significant internal expectations of market participants’ assumptions. Investment securities available-for-sale is considered a Level 3 measurement at September 30, 2014.

Mortgage servicing rights—The Company elected to carry its entire mortgage servicing rights arising from its mortgage loan origination operation at estimated fair value. The fair value of mortgage servicing rights is based upon market prices for similar instruments and a discounted cash flow model. The valuation model incorporates assumptions that market participants would use in estimating the fair value of servicing. These assumptions include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, prepayment and late fees, among other considerations. Mortgage servicing rights are considered a Level 3 measurement at September 30, 2014.

Mortgage loans held-for-sale—The Company elected to carry its mortgage loans held-for-sale originated or acquired at estimated fair value. Fair value is based on quoted market prices, where available, prices for other traded mortgage loans with similar characteristics, and purchase commitments and bid information received from market participants. Given the meaningful level of secondary market activity for mortgage loans, active pricing is available for similar assets and accordingly, the Company classifies its mortgage loans held-for-sale as a Level 2 measurement at September 30, 2014.

Securitized mortgage collateral—The Company elected to carry all of its securitized mortgage collateral at fair value. These assets consist primarily of non-conforming mortgage loans securitized between 2002 and 2007. Fair value measurements are based on the Company’s internal models used to compute the net present value of future expected cash flows with observable market participant assumptions, where available. The Company’s assumptions include its expectations of inputs that other market participants would use in pricing these assets. These assumptions include judgments about the underlying collateral, prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of September 30, 2014, securitized mortgage collateral had an unpaid principal balance of $6.8 billion, compared to an estimated fair value on the Company’s balance sheet of $5.4 billion. The aggregate unpaid principal balance exceeds the fair value by $1.4 billion at September 30, 2014. As of September 30, 2014, the unpaid principal balance of loans 90 days or more past due was $1.1 billion compared to an estimated fair value of $0.4 billion. The aggregate unpaid principal balances of loans 90 days or more past due exceed the fair value by $0.7 billion at September 30, 2014. Securitized mortgage collateral is considered a Level 3 measurement at September 30, 2014.

Securitized mortgage borrowings—The Company elected to carry all of its securitized mortgage borrowings at fair value. These borrowings consist of individual tranches of bonds issued by securitization trusts and are primarily backed by non-conforming mortgage loans. Fair value measurements include the Company’s judgments about the underlying collateral and assumptions such as prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of September 30, 2014, securitized mortgage borrowings had an outstanding principal balance of $6.8 billion, net of $2.2 billion in bond losses, compared to an estimated fair value of $5.3 billion. The aggregate outstanding principal balance exceeds the fair value by $1.5 billion at September 30, 2014. Securitized mortgage borrowings are considered a Level 3 measurement at September 30, 2014.

Long-term debt—The Company elected to carry all of its long-term debt (consisting of trust preferred securities and junior subordinated notes) at fair value. These securities are measured based upon an analysis prepared by management, which considered the Company’s own credit risk, including settlements with trust preferred debt holders and discounted cash flow analysis. As of September 30, 2014, long-term debt had an unpaid principal balance of $70.5 million compared to an estimated fair value of $18.0 million. The aggregate unpaid principal balance exceeds the fair value by $52.5 million at September 30, 2014. The long-term debt is considered a Level 3 measurement at September 30, 2014.

Derivative assets and liabilities, Securitized trusts—For non-exchange traded contracts, fair value is based on the amounts that would be required to settle the positions with the related counterparties as of the valuation date. Valuations of derivative assets and liabilities are based on observable market inputs, if available. To the extent observable market inputs are not available, fair values measurements include the Company’s judgments about future cash flows, forward interest rates and certain other factors, including counterparty risk. Additionally, these values also take into account the Company’s own credit standing, to the extent applicable; thus, the valuation of the derivative instrument includes the estimated value of the net credit differential between the counterparties to the derivative contract. As of September 30, 2014, the notional balance of derivative assets and liabilities, securitized trusts was $102.8 million. These derivatives are included in the consolidated securitization trusts, which are nonrecourse to the Company, and thus the economic risk from these derivatives is limited to the Company’s residual interests in the securitization trusts. Derivative assets and liabilities, securitized trusts are considered a Level 3 measurement at September 30, 2014.

Derivative assets and liabilities, Lending—The Company’s derivative assets and liabilities are carried at fair value as required by GAAP and are accounted for as free standing derivatives. IRLCs and hedging instruments can be either assets or liabilities depending on interest rate fluctuations subsequent to entering into the commitments.  IRLCs are entered into with prospective residential mortgage borrowers whereby the interest rate on the loan is determined prior to funding and the borrowers have locked in that interest rate. These commitments are determined to be derivative instruments in accordance with GAAP. Hedging instruments (typically TBA MBS) are used to hedge the fair value changes associated with changes in interest rates relating to its mortgage lending operations. The Company hedges the period from the interest rate lock (assuming a fall-out factor) to the date the loan is committed for sale. The estimated fair value of IRLCs are based on underlying loan types with similar characteristics using the TBA MBS market, which is actively quoted and easily validated through external sources. The data inputs used in this valuation include, but are not limited to, loan type, underlying loan amount, note rate, loan program, and expected sale date of the loan, adjusted for current market conditions. These valuations are adjusted at the loan level to consider the servicing release premium and loan pricing adjustments specific to each loan. For all IRLCs, the base value is then adjusted for the anticipated Pull-through Rate. The anticipated Pull-through Rate is an unobservable input based on historical experience, which results in classification of IRLCs as a Level 3 measurement at September 30, 2014.

The fair value of the hedging instruments is based on the actively quoted TBA MBS market using observable inputs related to characteristics of the underlying MBS stratified by product, coupon and settlement date. Therefore, the hedging instruments are classified as a Level 2 measurement at September 30, 2014.

The following table includes information for the derivative assets and liabilities, lending for the periods presented:

			Total Gains (Losses) (1)
	Notional Balance		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	September 30, 2014	September 30, 2013	2014	2013	2014	2013
Derivative - IRLC’s	$208,433	$200,484	$(757)	$3,503	$1,414	$(167)
Derivative - TBA’s	285,797	210,192	(1,595)	(2,071)	(9,823)	14,282

(1)         Amounts included in gain on sale of loans, net within the accompanying consolidated statements of operations.

Warrant— Upon entering an arrangement to facilitate the Company’s ability to offer Non-QM mortgage products, a warrant to purchase up to 9.9% of Impac Mortgage Corp. was issued.  The warrant can only be exercised if the Company chooses not to continue with the agreement to facilitate Non-QM mortgage products and has a 60 day expiration window after the termination of the agreement.  The exercise price of the warrant is an agreed upon multiple times the book value of the subsidiary Impac Mortgage Corp. at the time of exercise plus up to an additional .2 times the book value at the exercise date based off of the net income of Impac Mortgage Corp. for the following 12 months.  Additionally, if upon exercise of the warrant, the Company does not receive regulatory approval for the sale of the 9.9% as a result of actions of the Company, the Company will have to pay the holder of the warrant a redemption price, equal to the value of the warrant, in cash within 30 days.  The estimated fair value of the warrant was based on a model incorporating various assumptions including expected future book value of Impac Mortgage Corp., the probability of the warrant being exercised, volatility, expected term and certain other factors.

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

The following tables present financial and non-financial assets and liabilities measured using nonrecurring fair value measurements at September 30, 2014 and 2013, respectively:

	Nonrecurring Fair Value Measurements			Total Gains (Losses) (3)
	September 30, 2014			For the Three Months Ended	For the Nine Months Ended
	Level 1	Level 2	Level 3	September 30, 2014	September 30, 2014
REO (1)	$—	$1,686	$—	$(47)	$8,977
Lease liability (2)	—	—	(1,705)	11	(617)

(1)         Balance represents REO at September 30, 2014 which has been impaired subsequent to foreclosure. Amounts are included in continuing operations.  For the three months ended September 30, 2014, the $47 thousand loss represents additional impairment write-downs attributable to higher expected loss severities on properties held during the period which resulted in a decrease to the net realizable value (NRV).  For the nine months ended September 30, 2014, $9.0 million gain represents recovery of the NRV attributable to an improvement in state specific loss severities on properties held during the period which resulted in an increase to NRV.

(2)         For the three and nine months ended September 30, 2014, the Company recorded an $11 thousand recovery and $617 thousand in impairment, resulting from changes in lease liabilities as a result of changes in our expected minimum future lease payments.

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

Real estate owned—REO consists of residential real estate acquired in satisfaction of loans. Upon foreclosure, REO is adjusted to the estimated fair value of the residential real estate less estimated selling and holding costs, offset by expected contractual mortgage insurance proceeds to be received, if any. Subsequently, REO is recorded at the lower of carrying value or estimated fair value less costs to sell. REO balance representing REOs which have been impaired subsequent to foreclosure are subject to nonrecurring fair value measurement and included in the nonrecurring fair value measurements tables. Fair values of REO are generally based on observable market inputs, and considered Level 2 measurements at September 30, 2014.

Lease liability—In connection with the discontinuation of our non-conforming lending and commercial operations, a significant amount of office space that was previously occupied is no longer being used by the Company. The Company has subleased a significant amount of this office space. Additionally, the Company has office space that is no longer occupied by the Company and we intend to sublease it.  The Company has recorded a liability representing the present value of the minimum lease payments over the remaining life of the lease, offset by the expected proceeds from sublet revenue related to this office space. This liability is based on present value techniques that incorporate the Company’s judgments about estimated sublet revenue and discount rates. Therefore, this liability is considered a Level 3 measurement at September 30, 2014.

Note 9.—Income Taxes

For the three and nine months ended September 30, 2014, the Company recorded an expense of $307 thousand and $1.4 million, respectively, primarily related to alternative minimum taxes associated with taxable income generated from the sale of AmeriHome and mortgage servicing rights.  The Company cannot utilize its NOL carryforward on a small portion of its taxable income because statutory limits on the use of NOL’s generates an alternative minimum tax liability.

In January 2013, the Company acquired additional ownership of its AmeriHome subsidiary bringing the Company’s controlling interest to 80%.  The increase in ownership allowed the Company to include AmeriHome in the IMH federal consolidated tax returns for 2013.  During the first quarter of 2013, the Company recorded a $1.2 million tax benefit resulting from the use of net operating losses (NOL) to offset AmeriHome deferred tax liabilities.  Additionally, for the three and nine months ended September 30, 2013 the Company recorded a benefit of $9 thousand and an expense of $131 thousand, respectively, in state income tax expense primarily related to states where the Company does not have NOL carryforwards.

Note 10.—Reconciliation of Loss Per Share

Basic net loss per share is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of vested, common shares outstanding during the period (denominator). Diluted net loss per share is computed on the basis of the weighted average number of shares of common stock outstanding plus the effect of dilutive potential common shares outstanding during the period using the if-converted method. Dilutive potential common shares include shares issuable upon conversion of Convertible Notes, dilutive effect of outstanding stock options and deferred stock units (DSUs).

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Numerator for basic earnings (loss) per share:
Loss from continuing operations	$(465)	$(4,671)	$(2,403)	$(2,281)
Net earnings attributable to noncontrolling interest	—	—	—	(136)
Loss from continuing operations attributable to IMH	(465)	(4,671)	(2,403)	(2,417)
Loss from discontinued operations	(736)	(277)	(1,682)	(2,051)
Net loss attributable to IMH common stockholders	$(1,201)	$(4,948)	$(4,085)	$(4,468)

Numerator for diluted earnings (loss) per share:
Loss from continuing operations attributable to IMH	$(465)	$(4,671)	$(2,403)	$(2,417)
Interest expense attributable to convertible notes	—	—	—	—
Loss from continuing operations attributable to IMH plus interest expense attributable to convertible notes	(465)	(4,671)	(2,403)	(2,417)
Loss from discontinued operations	(736)	(277)	(1,682)	(2,051)
Net loss attributable to IMH common stockholders plus interest expense attributable to convertible notes	$(1,201)	$(4,948)	$(4,085)	$(4,468)

Denominator for basic earnings (loss) per share (1):
Basic weighted average common shares outstanding during the year	9,466	8,829	9,262	8,701

Denominator for diluted earnings (loss) per share (1):
Basic weighted average common shares outstanding during the year	9,466	8,829	9,262	8,701
Net effect of dilutive convertible notes	—	—	—	—
Net effect of dilutive stock options and DSU’s	—	—	—	—
Diluted weighted average common shares	9,466	8,829	9,262	8,701

Loss per common share - basic and diluted:
Loss from continuing operations attributable to IMH	$(0.05)	$(0.53)	$(0.26)	$(0.28)
Loss from discontinued operations	$(0.08)	(0.03)	$(0.18)	$(0.24)
Net loss per share available to common stockholders	$(0.13)	$(0.56)	$(0.44)	$(0.52)

(1)         Number of shares presented in thousands.

The anti-dilutive stock options outstanding for the three and nine months ended September 30, 2014 were 2.9 million. The anti-dilutive stock options outstanding for the three and nine months ended September 30, 2013 were 816 thousand shares. Included in the anti-dilutive shares for the three and nine months ended September 30, 2014 was 1.8 million shares attributable to the Convertible Notes.

Note 11.—Segment Reporting

The Company has three primary reporting segments within continuing operations which include mortgage lending, real estate services and long-term mortgage portfolio. Unallocated corporate and other administrative costs, including the costs associated with being a public company, are presented in Corporate and other.

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
three months ended September 30, 2014:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$9,122	$—	$—	$—	$9,122
Real estate services fees, net	—	3,243	—	—	3,243
Servicing income, net	913	—	—	—	913
Loss on mortgage servicing rights	(998)	—	—	—	(998)
Other revenue	109	—	86	—	195
Other income (expense)	403	(6)	847	(405)	839
Total expense	(8,746)	(1,386)	(214)	(3,126)	(13,472)
Earnings (loss) from continuing operations before income taxes	$803	$1,851	$719	$(3,531)	(158)
Income tax expense from continuing operations					307
Loss from continuing operations					(465)
Loss from discontinued operations, net of tax					(736)
Net loss					(1,201)
Net earnings attributable to noncontrolling interest					—
Net loss attributable to common stockholders					$(1,201)

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
three months ended September 30, 2013:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$11,349	$—	$—	$—	$11,349
Real estate services fees, net	—	4,933	—	—	4,933
Servicing income, net	989	—	—	—	989
Loss on mortgage servicing rights	(121)	—	—	—	(121)
Other revenue	4	—	(66)	(8)	(70)
Other income (expense)	144	5	(142)	(405)	(398)
Total expense	(16,554)	(986)	(380)	(3,442)	(21,362)
(Loss) earnings from continuing operations before income taxes	$(4,189)	$3,952	$(588)	$(3,855)	(4,680)
Income tax benefit from continuing operations					(9)
Loss from continuing operations					(4,671)
Loss from discontinued operations, net of tax					(277)
Net loss					(4,948)
Net earnings attributable to noncontrolling interest					—
Net loss attributable to common stockholders					$(4,948)

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
nine months ended September 30, 2014:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$20,248	$—	$—	$—	$20,248
Real estate services fees, net	—	11,282	—	—	11,282
Servicing income, net	3,773	—	—	—	3,773
Loss on mortgage servicing rights	(3,540)	—	—	—	(3,540)
Other revenue	1,366	—	296	—	1,662
Other income (expense)	774	(5)	8,198	(1,212)	7,755
Total expense	(26,320)	(4,443)	(720)	(10,695)	(42,178)
(Loss) earnings from continuing operations before income taxes	$(3,699)	$6,834	$7,774	$(11,907)	(998)
Income tax expense from continuing operations					1,405
Loss from continuing operations					(2,403)
Loss from discontinued operations, net of tax					(1,682)
Net loss					(4,085)
Net earnings attributable to noncontrolling interest					—
Net loss attributable to common stockholders					$(4,085)

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
nine months ended September 30, 2013:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$49,279	$—	$—	$—	$49,279
Real estate services fees, net	—	14,516	—	—	14,516
Servicing income, net	2,929	—	—	—	2,929
Gain on mortgage servicing rights	3,061	—	—	—	3,061
Other revenue	117	—	787	(20)	884
Other income (expense)	(161)	16	(1,949)	(700)	(2,794)
Total expense	(55,945)	(5,017)	(1,314)	(8,945)	(71,221)
(Loss) earnings from continuing operations before income taxes	$(720)	$9,515	$(2,476)	$(9,665)	(3,346)
Income tax benefit from continuing operations					(1,065)
Loss from continuing operations					(2,281)
Loss from discontinued operations, net of tax					(2,051)
Net loss					(4,332)
Net earnings attributable to noncontrolling interest					(136)
Net loss attributable to common stockholders					$(4,468)

	Mortgage	Real Estate	Long-term Mortgage	Corporate	Discontinued
Balance Sheet Items as of:	Lending	Services	Portfolio	and other	Operations	Consolidated
Total Assets at September 30, 2014 (1)	$273,655	$2,983	$5,380,253	$3,732	$185	$5,660,808
Total Assets at December 31, 2013 (1)	$183,929	$1,278	$5,525,197	$5,644	$2,277	$5,718,325

(1)         All segment asset balances exclude intercompany balances.

Note 12.—Commitments and Contingencies

Legal Proceedings

On October 28, 2014 an action was filed in the Superior Court of the State of California in Orange County entitled Mallory Hill vs. Impac Mortgage Holdings, Inc., Impac Mortgage Corporation et al.  In the action Mr. Hill seeks compensatory damages, general damages, treble damages, exemplary damages, an accounting, injunctive relief, attorney’s fees and costs for claims based upon a consulting agreement entered into with Mr. Hill, a purported employment relationship entered into with Mr. Hill and other purported claims.

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

During the nine months ended September 30, 2014, the Company paid approximately $5.3 million to settle previous repurchase claims related to the discontinued operations. At September 30, 2014, the repurchase reserve within discontinued operations was $901 thousand as compared to $5.5 million at December 31, 2013.  Additionally, the Company had approximately $4.2 million at September 30, 2014 and $4.0 million at December 31, 2013, in repurchase reserves related to the loans sold since early 2011 by the continuing mortgage lending operation.

Short-Term Loan Commitments

The Company uses a portion of the excess warehouse borrowing capacity to provide secured short-term revolving financing to small and medium-size mortgage originators to finance mortgage loans from the closing of the mortgage loans until sold to investors (Finance Receivables). As of September 30, 2014, the warehouse lending operations had committed warehouse lines to non-affiliated customers totaling $43 million and an outstanding balance of $4.3 million in finance receivables and none as of December 31, 2013. The finance receivables are secured by residential mortgage loans as well as personal guarantees and are included in other assets on the accompanying consolidated balance sheets.

Note 13.—Share Based Payments

The fair value of options granted, which is amortized to expense over the option vesting period, is estimated on the date of grant with the following weighted average assumptions:

September 30,
2014
Risk-free interest rate	1.08-1.79%
Expected lives (in years)	3.48-5.73
Expected volatility (1)	70.47-75.93%
Expected dividend yield	0.00%
Fair value per share	$2.69 - $4.46

(1)         Expected volatilities are based on the volatility of the Company’s stock over the expected option term, adjusted for expected mean reversion.

The following table summarizes activity, pricing and other information for the Company’s stock options for the nine months ended September 30, 2014:

	For the year ended September 30,
	2014
		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at beginning of year	787,132	$9.07
Options granted	409,250	5.41
Options exercised	(13,062)	2.56
Options forfeited / cancelled	(81,523)	20.84
Options outstanding at end of period	1,101,797	$6.92
Options exercisable at end of period	464,308	$5.45

As of September 30, 2014, there was approximately $2.3 million of total unrecognized compensation cost related to stock option compensation arrangements granted under the plan, net of estimated forfeitures. That cost is expected to be recognized over the remaining weighted average period of 2.0 years.

There were 409,250 and 255,000 options granted during the nine months ended September 30, 2014 and 2013, respectively.  For the nine months ended September 30, 2014 and 2013, the aggregate grant-date fair value of stock options granted was approximately $1.4 million and $1.8 million, respectively.

The following table summarizes activity, pricing and other information for the Company’s DSU’s, also referred to as deferred stock units as the issuance of the stock is deferred until termination of service, for the nine months ended September 30, 2014:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
DSU’s outstanding at beginning of year	72,000	$8.80
DSU’s granted	3,750	5.39
DSU’s exercised	—	—
DSU’s forfeited/cancelled	—	—
DSU’s outstanding at end of period	75,750	$8.63

As of September 30, 2014, there was approximately $229 thousand of total unrecognized compensation cost related to the DSU compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of 1.6 years.

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

Forward-Looking Statements

This report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, some of which are based on various assumptions and events that are beyond our control, may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “likely,” “should,” “could,” “seem to,” “anticipate,” “plan,” “intend,” “project,” “assume,” or similar terms or variations on those terms or the negative of those terms. The forward-looking statements are based on current management expectations. Actual results may differ materially as a result of several factors, including, but not limited to the following: our ability to manage effectively our mortgage lending operations and increase mortgage originations; successful development, marketing, sale and financing of new mortgage products, including the non-Qualified Mortgage and conventional and government loan programs; ability to increase our market share in the various residential mortgage businesses; volatility in the mortgage industry; unexpected interest rate fluctuations and margin compression; our ability to manage personnel expenses in relation to mortgage production levels; our ability to successfully use warehousing capacity; increased competition in the mortgage lending industry by larger or more efficient companies; issues and system risks related to our technology; more than expected increases in default rates or loss severities and mortgage related losses; ability to obtain additional financing, through lending and repurchase facilities, strategic relationships or otherwise; the terms of any financing that we do obtain and our expected use of proceeds from any financing; increase in loan repurchase requests and ability to adequately settle repurchase obligations; failure to create brand awareness; the outcome, including any settlements, of litigation or regulatory actions pending against us or other legal contingencies; and our compliance with applicable local, state and federal laws and regulations and other general market and economic conditions.

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

Market Update

The U.S. economy continued its gradual recovery during the first nine months of 2014. In September, consumer confidence rose to its highest level in more than a year, buoyed by continued healthy job growth, improved income expectations, gains in wealth and a decline in energy prices.  Labor market conditions, household and business spending continue their modest improvement. Despite stronger economic data in various regions, credit market volatility, emerging market and geopolitical concerns continue to weigh on investor sentiment.

Housing markets in the U.S. continue to recover with the strength of recovery varying by market. Housing inventories reached their highest levels in over a year during the second quarter of 2014, which has helped slow price gains in many regions during the third quarter of 2014.  The backlog of properties in foreclosure will continue to play a role in the housing recovery.

In the U.S., both economic data and corporate earnings were mixed.  The Federal Reserve Board announced further reductions in its bond buying stimulus program, which concluded in October.  Additionally, the Federal Reserve Board updated its guidance on short-term interest rates, putting less weight on the unemployment rate and indicating that it would look at ‘a broad range of economic indicators’ in deciding when to start raising short-term interest rates and announced that short-term interest rates would remain low for a considerable time after the bond buying program ends.

Selected Financial Results for the Three and Nine Months Ended September 30, 2014 and 2013

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2014	June 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenues:
Gain on sale of loans, net	$9,122	$6,534	$11,349	$20,248	$49,279
Real estate services fees, net	3,243	4,360	4,933	11,282	14,516
Servicing income, net	913	1,291	989	3,773	2,929
Mark-to-market mortgage servicing rights	(998)	(1,564)	(121)	(3,540)	3,061
Other	195	84	(70)	1,662	884
Total revenues	12,475	10,705	17,080	33,425	70,669
Expenses:
Personnel expense	9,062	9,319	15,270	27,841	51,923
General, administrative and other	4,410	4,555	6,092	14,337	19,298
Total expenses	13,472	13,874	21,362	42,178	71,221
Other income (expense):
Net interest income (expense)	747	(96)	(202)	338	36
Change in fair value of long-term debt	—	226	75	(424)	(453)
Change in fair value of net trust assets	92	4,711	(271)	7,841	(2,377)
Total other income (expense)	839	4,841	(398)	7,755	(2,794)
Loss from continuing operations before income taxes	(158)	1,672	(4,680)	(998)	(3,346)
Income tax expense (benefit) from continuing operations	307	756	(9)	1,405	(1,065)
Loss from continuing operations	(465)	916	(4,671)	(2,403)	(2,281)
Loss from discontinued operations, net of tax	(736)	(834)	(277)	(1,682)	(2,051)
Net loss	(1,201)	82	(4,948)	(4,085)	(4,332)
Net earnings attributable to noncontrolling interest	—	—	—	—	(136)
Net loss attributable to common stockholders	$(1,201)	$82	$(4,948)	$(4,085)	$(4,468)

Diluted (loss) earnings per share	$(0.13)	$0.01	$(0.56)	$(0.44)	$(0.52)

Status of Operations

We reported a net loss of $(1.2) million for the third quarter of 2014, as compared to net earnings of $82 thousand for the second quarter of 2014 and net loss of $(4.9) million for the third quarter of 2013.  Although we had a net loss for the quarter ended September 30, 2014, with the exception of last quarter’s significant fluctuation in the mark to market adjustment of the net trust assets, we continued to see a positive quarterly trend of improving net results before tax for the continuing operations.

The change in net results in the third quarter of 2014 as compared to the second quarter of 2014 was due to a positive impact from the growth of mortgage lending, the expected decline in real estate services revenue and a significant fluctuation in the estimated fair value of the residual interests portfolio.  In the third quarter of 2014, gain on sale of loans increased 40% over the second quarter of 2014 driven by a 98% increase in originations volume.  Also, as a result of the anticipated ongoing runoff of our long-term mortgage portfolio, real estate services revenue declined 26% from the second quarter. Finally, the estimated fair value of the net trust assets (residual interests in the securitized mortgage portfolio) increased to $92,000 in the third quarter of 2014 as compared to the $4.7 million increase in the second quarter of 2014.

The $3.7 million improvement in the net results in the third quarter of 2014 over the third quarter of 2013 was primarily associated with a 37% decrease in expenses while we saw a 61% increase in mortgage originations volume.  The decline in expenses was primarily due to the sale of a costly retail brick and mortar lending channel, at the end of 2013 as we have shifted to focus on more correspondent and wholesale lending channels in 2014.  Offsetting the expense reduction was a $1.7 million decline in real estate services revenues to $3.2 million in the third quarter of 2014 as compared to the same period in the prior year, mainly associated with the improvement and runoff of our long-term mortgage portfolio.

Summary Highlights

•                  Mortgage lending volumes increased in the third quarter of 2014 to $923.6 million from $465.2 million in the second quarter of 2014 and $576.2 million in the third quarter of 2013, primarily due to bulk purchases from one correspondent seller.

•                  Mortgage lending revenues increased in the third quarter of 2014 to $9.1 million as compared to $6.5 million in the second quarter of 2014, but decreased as compared to $11.3 million in the third quarter of 2013.

•                  Gain on sale margins decreased in the third quarter of 2014 to 99 bps, as compared to 141 bps in the second quarter of 2014, and 197 bps, in the third quarter of 2013 primarily associated with a shift in focus to correspondent lending, including bulk purchases of mortgage loans, which generates a greater volume of originations but at a lower cost.

•                  Mortgage servicing income decreased in the third quarter of 2014 to $913 thousand from $1.3 million in the second quarter of 2014 and remained relatively flat compared to $989 thousand in the third quarter of 2013.  The decline from the 2014 second quarter was due to the servicing sale completed in the second quarter generating $12.2 million in cash.

•                  Mortgage servicing rights decreased to $13.6 million at September 30, 2014 as compared to $36.0 million at December 31, 2013. The decrease is due to bulk sales of servicing rights totaling $2.6 billion in unpaid principal balance (UPB) and the sale of AmeriHome, including its servicing rights totaling $702.1 million in UPB during 2014.

•                  Real estate services revenue decreased to $3.2 million in the third quarter of 2014 as compared to $4.4 million in the second quarter of 2014 and $4.9 million in the third quarter of 2013 due to the anticipated runoff of the long-term mortgage portfolio.

•                  In our long-term mortgage portfolio, the residuals continue to generate better than expected cash flows of $2.0 million in the third quarter of 2014 and $7.6 million for the nine months ended September 30, 2014, as compared to $1.7 million in the third quarter of 2013 and $5.0 million for the nine months ended September 30, 2013.

•                  Expenses decreased 3% in the third quarter of 2014 to $13.5 million from $13.9 million in the second quarter of 2014, and decreased 37% as compared to $21.4 million in the third quarter of 2013.

Originations

(in millions)

For the three months ended
September 30, 2014	June 30, 2014	% Change	September 30, 2013	% Change
$923.6	$465.2	99%	$576.2	60%

The increase in lending volume was predominately due to increases in correspondent lending to $747.3 million in the third quarter of 2014 compared to $271.4 million in the second quarter of 2014 and $212.0 million in the third quarter of 2013.  The increase is primarily due to the expansion of bulk acquisitions in the quarter which increased to $546.0 million in the third quarter of 2014. Mortgage lending margins declined associated with a higher concentration of bulk correspondent volume which earns a lower margin but which also has a much lower cost to generate.  Increased origination volume and reduced expenses resulted in mortgage lending returning to profitability in the third quarter of 2014.

Mortgage rates have remained relatively flat to a small decline in the third quarter of 2014 as compared to the second quarter of 2014.  Our refinance activity increased as a percentage of overall originations in the third quarter of 2014 to 68% of originations, as compared to 47% in the second quarter of 2014.

Originations by Channel:

	For the three months ended September 30,
(in millions)	2014	%	2013	%

Wholesale	$159.1	17%	$197.8	34%
Correspondent	747.3	81%	212.0	37%
Retail	17.2	2%	166.4	29%
Total originations	$923.6	100%	$576.2	100%

Originations by Channel:

	For the nine months ended September 30,
(in millions)	2014	%	2013	%

Wholesale	$440.0	25%	$832.5	41%
Correspondent	1,246.2	72%	590.9	29%
Retail	55.7	3%	606.7	30%
Total originations	$1,741.9	100%	$2,030.1	100%

During the third quarter of 2014, our correspondent channel contributed 81% of originations, the wholesale channel contributed 17%, with the remaining 2% coming from the retail channel, as compared to 58%, 39%, and 3%, respectively, in the second quarter of 2014.  Although we have been successful in increasing our correspondent volumes, the wholesale volumes have declined 12% in the third quarter from the second quarter.  With the transition to a new loan origination system, we have not been able to increase our pull-through rates as expected which depressed funded volumes.  In October 2014, we have made significant management changes in our wholesale sales and operations groups that are expected to improve pull-through and wholesale volumes for the remainder of the year and into the first quarter of 2015.  In addition, we are beginning to ramp up our non-qualified mortgage originations which currently are predominately originated through our wholesale channel and expect these originations to continue to grow as we enhance our marketing and training efforts.

Mortgage servicing portfolio

(in millions)

For the three months ended
September 30, 2014	December 31, 2013	% Change	September 30, 2013	% Change
$1,247.7	$3,128.6	-60%	$2,689.2	-54%

The mortgage servicing portfolio declined in the third quarter of 2014 to $1.2 billion at September 30, 2014 from $3.1 billion at December 31, 2013.  This decline was due to servicing sales of $2.6 billion in the first nine months of 2014.

As a result of monetizing some of our mortgage servicing rights through the aforementioned servicing sales, the value of our mortgage servicing rights decreased to $13.6 million at September 30, 2014, as compared to $36.0 million at December 31, 2013.  We will continue to selectively sell servicing to maintain adequate liquidity and capital to grow and expand our mortgage lending and warehouse businesses.

The following table includes information about our mortgage servicing portfolio:

	At September 30,	% 60+ days	At December 31,	% 60+ days
(in millions)	2014	delinquent (1)	2013	delinquent (1)
Fannie Mae	$212.5	1.34%	$1,520.2	0.19%
Freddie Mac	307.2	0.36%	317.2	0.28%
Ginnie Mae	728.0	1.28%	1,203.5	1.28%
Total owned servicing portfolio	$1,247.7	1.11%	$3,040.9	0.65%

Acquired Portfolio (2)	—	0.00%	87.7	9.86%
Total servicing portfolio	$1,247.7	1.11%	$3,128.6	1.57%

(1)         Based on loan count.

(2)         Represents servicing portfolio acquired in 2010 acquisition of AmeriHome.  AmeriHome was sold during the first quarter of 2014.

Our loan products primarily include conventional loans eligible for sale to Fannie Mae and Freddie Mac and loans eligible for government insurance (government loan) by FHA, VA and USDA.

Originations by Loan Type:

	For the three months ended
(in millions)	September 30, 2014%		June 30, 2014%		September 30, 2013%
Government	265.7	29%	$191.7	41%	$188.6	33%
Conventional	636.8	69%	254.4	55%	376.1	65%
Other	21.1	2%	19.1	4%	11.5	2%
Total originations	$923.6	100%	$465.2	100%	$576.2	100%

	For the nine months ended
(in millions)	September 30, 2014%		September 30, 2013%
Government	$575.2	33%	$582.5	29%
Conventional	1,118.6	64%	1,420.6	70%
Other	48.1	3%	27.0	1%
Total originations	$1,741.9	100%	$2,030.1	100%

Originations by Purpose:

	For the three months ended September 30,
(in millions)	2014	%	2013	%

Refinance	$630.1	68%	$260.6	45%
Purchase	293.5	32%	315.6	55%
Total originations	$923.6	100%	$576.2	100%

	For the nine months ended September 30,
(in millions)	2014	%	2013	%

Refinance	$1,054.5	61%	$1,225.7	60%
Purchase	687.4	39%	804.4	40%
Total originations	$1,741.9	100%	$2,030.1	100%

During the third quarter of 2014, we rolled out and began originating non-qualified mortgage (non-QM) loans, marketed under our ‘AltQM’ label.  The predominant amount of the early originations came through our wholesale lending channel.  However, we expect our correspondent customers to begin delivering loans that meet our AltQM program guidelines during the fourth quarter of 2014 and first quarter of 2015.  In conjunction with launching these new AltQM products, we established a strategic investor relationship which provides balance sheet capacity to fund these non-conforming loans.

We believe there is an underserved mortgage market for borrowers with good credit who may not meet the new QM guidelines set out by the Consumer Financial Protection Bureau (CFPB).  In our opinion, as the demand by consumers for a non-QM product grows and the investor appetite increases, non-QM mortgages will be in more demand.  We have established strict lending guidelines, including determining the prospective borrowers’ ability to repay the mortgage, which we believe will keep delinquencies and foreclosures at acceptable levels.

Furthermore, with our existing warehouse borrowing capacity, we are seeking ways to utilize the excess borrowing capacity by making re-warehousing available to our current wholesale brokers and existing correspondent sellers to expand volumes and better serve customers and the borrowers.  We presently use a portion of our excess capacity to provide re-warehouse facilities to customers.  During the first nine months of 2014, we increased our outstanding commitments to customers to $43.0 million.  The average outstanding balance of the re-warehouse facilities was approximately $3.6 million in the third quarter of 2014. By leveraging our re-warehousing division, we hope to increase the capture rate of our approved correspondent sellers business as well as expand our active customer base to include new customers seeking warehouse lines.

For the third quarter of 2014, real estate services fees were $3.2 million, as compared to $4.4 million in the second quarter of 2014.  While the Company continues to generate real estate service fees, the decrease in fees was due to the anticipated runoff of the long-term mortgage portfolio.

The long-term mortgage portfolio primarily includes the residual interests in securitizations, master servicing rights from the securitizations and long-term debt. Our residual interests in securitizations (represented by the difference between total trust assets and total trust liabilities), have recently performed better than expected.  Additionally, estimated bond prices continued to improve and corresponding yields have decreased.  There was a small adjustment to the fair value of the residual interests in third quarter as the fair value assumptions have remained about the same at September 30, 2014 as compare to June 30, 2014.  The residual interests portfolio continued to generate better than expected cash flow of $2.0 million in the quarter and $7.6 million in the first nine months of 2014, as compared to $1.7 million in the third quarter of 2013 and $5.0 million in the first nine months of 2013.

This resulted in an increase in estimated fair value of residual interests during the nine months ended September 30, 2014.

For additional information regarding the long-term mortgage portfolio refer to Financial Condition and Results of Operations below.

Liquidity and Capital Resources

During the nine months ended September 30, 2014, we funded our operations primarily from mortgage lending revenues and real estate services fees, net, which include gains on sale of loans, net, and other mortgage related income, portfolio loss mitigation and real estate services fees, net, primarily generated from our long-term mortgage portfolio, and cash flows from our residual interests in securitizations.  Additionally, we funded mortgage loan originations using warehouse facilities which are repaid once the loan is sold.  Furthermore, we utilized the proceeds from the sale of AmeriHome, the sale of mortgage servicing rights and borrowings under the $4.0 million line of credit as additional sources of liquidity.

As previously announced, in March 2014 we generated additional liquidity with the sale of AmeriHome for $10.2 million in cash. In conjunction with the transaction, as required by Fannie Mae, we used $3.0 million of the proceeds to reduce our legacy repurchase liability with Fannie Mae.  Additionally, during the nine months ended September 30, 2014, we sold $2.6 billion in UPB of mortgage servicing generating $26.6 million in cash and a $2.8 million receivable.

Our results of operations and liquidity are materially affected by conditions in the markets for mortgages and mortgage-related assets, as well as the broader financial markets and the general economy. Concerns over (i) economic recession, (ii) geopolitical issues, (iii) unemployment, (iv) the availability and cost of financing and (v) the mortgage market and real estate market conditions contribute to increased volatility and diminished expectations for the economy and financial markets. Volatility and uncertainty in the marketplace may make it more difficult for us to obtain financing on favorable terms or at all. Our operations and profitability may be adversely affected if we are unable to obtain cost-effective financing.

We believe that current cash balances, cash flows from our mortgage lending operations, real estate services fees generated from our long-term mortgage portfolio, and residual interest cash flows from our long-term mortgage portfolio are adequate for our current operating needs. However, we believe the mortgage and real estate services market is volatile, highly competitive and subject to increased regulation. Competition in mortgage lending comes primarily from mortgage bankers, commercial banks, credit unions, mortgage REITs and other finance companies which have offices in our market area as well as operations throughout the United States. We compete for loans principally on the basis of the interest rates and loan fees we charge, the types of loans we originate and the quality of services we provide to borrowers. Additionally, competition for loss mitigation servicing, loan modification services and other portfolio services has increased due to the difficult mortgage environment, credit tightening and a recovering economy. Our competitors include mega mortgage servicers, established subprime loan servicers, and newer entrants to the specialty servicing and recovery collections business. Efforts to market our ability to provide mortgage and real estate services for others is more difficult than for many of our competitors because we have not historically provided such services to unrelated third parties, and we are not a rated primary or special servicer of residential mortgage loans as designated by a rating agency. Additionally, performance of the long-term mortgage portfolio is subject to the current real estate market and economic conditions. Cash flows from our residual interests in securitizations are sensitive to delinquencies, defaults and credit losses associated with the securitized loans. Losses in excess of current estimates will reduce the residual interest cash receipts from our long-term mortgage portfolio.

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

Financial Condition and Results of Operations

Financial Condition

As of September 30, 2014 compared to December 31, 2013

The following table shows the condensed consolidated balance sheets for the following periods:

	September 30,	December 31,	Increase	%
	2014	2013	(Decrease)	Change
Cash	$13,194	$9,969	$3,225	32%
Restricted cash	1,863	1,467	396	27
Mortgage loans held-for-sale	234,530	129,191	105,339	82
Mortgage servicing rights	13,568	35,981	(22,413)	(62)
Securitized mortgage trust assets	5,368,048	5,513,166	(145,118)	(3)
Other assets (2)	29,605	28,551	1,054	4
Total assets	$5,660,808	$5,718,325	$(57,517)	(1)%

Warehouse borrowings	$221,370	$119,634	$101,736	85%
Convertible notes	20,000	20,000	—	n/a
Long-term debt ($71,120 par)	18,040	15,871	2,169	14
Repurchase reserve (1)	5,088	9,478	(4,390)	(46)
Securitized mortgage trust liabilities	5,353,358	5,502,585	(149,227)	(3)
Other liabilities (2)	16,308	24,886	(8,578)	(34)
Total liabilities	5,634,164	5,692,454	(58,290)	(1)
Total equity	26,644	25,871	773	3
Total liabilities and stockholders’ equity	$5,660,808	$5,718,325	$(57,517)	(1)%

(1)         $0.9 million and $5.5 million of the repurchase reserve was within discontinued operations at September 30, 2014 and December 31, 2013.

(2)         Included within other assets and liabilities are the assets and liabilities of discontinued operations.

At September 30, 2014, cash increased to $13.2 million from $10.0 million at December 31, 2013. The primary sources of cash between periods were $26.6 million from the sale of mortgage servicing rights, $16.2 million in fees generated from the mortgage lending operations and real estate services (net of non-cash fair value adjustments), $10.2 million from the sale of AmeriHome and $7.6 million from residual interests in securitizations. Offsetting the sources of cash were continuing operating expenses totaling $39.9 million (net of non-cash depreciation expense), $4.4 million in interest payments on the Convertible Notes and long-term debt, settlements of repurchase requests associated with loans sold by the discontinued non-conforming mortgage operations of approximately $5.3 million and $3.0 million in repayments on the line of credit.

Mortgage loans held-for-sale increased $105.3 million to $234.5 million at September 30, 2014 as compared to $129.2 million at December 31, 2013. The increase was due to $1.7 billion in originations offset by $1.6 billion in loan sales. As a normal course of our origination and sales cycle, loans held-for-sale at the end of any period are generally sold within one or two subsequent months.

Mortgage servicing rights decreased $22.4 million to $13.6 million at September 30, 2014 as compared to $36.0 million at December 31, 2013. The decrease was due to bulk sales of servicing rights totaling $2.6 billion in UPB, the sale of AmeriHome, which had servicing rights totaling $702.1 million in UPB and a mark-to-market reduction in fair value of $4.9 million.  Partially offsetting the decrease was servicing retained loan sales of $1.6 billion. At September 30, 2014, we serviced $1.2 billion in UPB for others as compared to $3.1 billion at December 31, 2013.

Warehouse borrowings increased $101.7 million to $221.4 million at September 30, 2014 as compared to $119.6 million at December 31, 2013. The increase was due to an increase in mortgage loans held-for-sale and finance receivables at September 30, 2014. During the nine months of 2014, we increased our total borrowing capacity to $315.0 million as compared to $265.0 million at December 31, 2013.

Repurchase reserve liability decreased to $5.1 million at September 30, 2014 as compared to $9.5 million at December 31, 2013. During the nine months ended September 30, 2014, we paid approximately $5.3 million to settle previous repurchase claims related to our discontinued operations. At September 30, 2014, the repurchase reserve within discontinued operations was $0.9 million as compared to $5.5 million at December 31, 2013. Additionally, we have approximately $4.2 million in repurchase reserves related to the loans sold by the continuing mortgage lending operation since early 2011. We have received a minimal amount of repurchase requests for loans sold by the continuing mortgage lending operation.

The changes in total assets and liabilities, at fair market value, are primarily attributable to decreases in our trust assets and trust liabilities as summarized below.

	September 30,	December 31,	Increase	%
	2014	2013	(Decrease)	Change
Securitized mortgage collateral	$5,350,474	$5,494,152	$(143,678)	(3)%
Other trust assets	17,574	19,014	(1,440)	(8)
Total trust assets	5,368,048	5,513,166	(145,118)	(3)

Securitized mortgage borrowings	$5,346,791	$5,492,371	$(145,580)	(3)%
Other trust liabilities	6,567	10,214	(3,647)	(36)
Total trust liabilities	5,353,358	5,502,585	(149,227)	(3)
Residual interests in securitizations	$14,690	$10,581	$4,109	39%

Since the consolidated and unconsolidated securitization trusts are nonrecourse to the Company, trust assets and liabilities have been netted to present our interest in these trusts more simply, which are considered the residual interests in securitizations. For unconsolidated securitizations the residual interests represent the fair value of investment securities available-for-sale. For consolidated securitizations, the residual interests are represented by the fair value of securitized mortgage collateral and real estate owned, offset by the fair value of securitized mortgage borrowings and derivative liabilities. We receive cash flows from our residual interests in securitizations to the extent they are available after required distributions to bondholders and maintaining specified overcollateralization levels and other specified parameters (such as maximum delinquency and cumulative default) within the trusts. The estimated fair value of the residual interests, represented by the difference in the fair value of total trust assets and total trust liabilities, was $14.7 million at September 30, 2014, compared to $10.6 million at December 31, 2013.

We update our collateral assumptions quarterly based on recent delinquency, default, prepayment and loss experience. Additionally, we update the forward interest rates and investor yield (discount rate) assumptions based on information derived from market participants. During the nine months ended September 30, 2014, actual and forecasted losses have continued to decrease during the third quarter of 2014.  During the nine months ended September 30, 2014, we decreased the investor yield requirements for certain securitized mortgage collateral and borrowings as estimated bond prices have continued to improve and corresponding yields have decreased. Additionally, during the nine months of 2014, we lowered the discount rate on certain residual interest vintages.  The decrease in loss and loss assumptions, decrease in investor yield assumptions on securitized mortgage collateral and securitized mortgage borrowings as well as decreased discount rates resulted in an increase in the value of these trust assets and liabilities resulting in an increase in the value of our residual interests. However, offsetting the increase was principal payments and liquidations of securitized mortgage collateral and securitized mortgage borrowings.

•                  The estimated fair value of securitized mortgage collateral decreased $143.7 million during the first nine months of 2014, primarily due to reductions in principal from borrower payments and transfers of loans to REO for single-family and multi-family collateral, partially offset by reductions in loss and severity assumptions and a decrease in investor yield requirements. Additionally, other trust assets decreased $1.4 million during the first nine months of 2014, primarily due to decreases in REO from liquidations of $27.7 million. Partially offsetting the decrease was $23.5 million in REO foreclosures and a $9.0 million increase in the net realizable value (NRV) of REO.

•                  The estimated fair value of securitized mortgage borrowings decreased $145.6 million during the first nine months of 2014, primarily due to reductions in principal balances from principal payments during the period for single-family and multi-family collateral, partially offset by a decrease in loss and severity assumptions and a decrease in investor yield requirements. The $3.6 million reduction in other trust liabilities during the first nine months of 2014 was primarily due to $3.9 million in derivative cash payments from the securitization trusts, and a $413 thousand increase in derivative fair value resulting from changes in forward LIBOR interest rates.

In previous years, we securitized mortgage loans by transferring originated and acquired residential single-family mortgage loans and multi-family commercial loans (the “transferred assets”) into non-recourse bankruptcy remote trusts which in turn issued tranches of bonds to investors supported only by the cash flows of the transferred assets. Because the assets and liabilities in the securitizations are nonrecourse to us, the bondholders cannot look to us for repayment of their bonds in the event of a shortfall. These securitizations were structured to include interest rate derivatives. We retained the residual interest in each trust, and in most cases would perform the master servicing function. A trustee and sub-servicer, unrelated to us, was utilized for each securitization. Cash flows from the loans (the loan payments as well as liquidation of foreclosed real estate properties) collected by the loan sub-servicer are remitted to us, the master servicer. The master servicer remits payments to the trustee who remits payments to the bondholders

(investors). The sub-servicer collects loan payments and performs loss mitigation activities for defaulted loans. These activities include foreclosing on properties securing defaulted loans, which results in REO. Our real estate services segment also performs mitigation activities for loans within the portfolio.

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

To determine the discount rates to apply to these cash flows, we gather information from the bond pricing services and other market participants regarding estimated investor required yields for each bond tranche. Based on that information and the collateral type and vintage, we determine an acceptable range of expected yields an investor would require including an appropriate risk premium for each bond tranche. We use the blended yield of the bond tranches together with the residual interests to determine an appropriate yield for the securitized mortgage collateral in each securitization (after taking into consideration any derivatives in the securitization). As previously discussed, during the nine months of 2014, we adjusted the acceptable range of expected yields and discount rates for some of our earlier vintage securitizations.  Based on improving bond prices and declining yields in the Company’s securitization trusts and better than expected residual cash flows as well as conversations with market participants, the Company lowered certain residual discount rates during the first nine months of 2014.

The following table presents changes in the trust assets and trust liabilities for the nine months ended September 30, 2014:

	TRUST ASSETS					TRUST LIABILITIES
	Level 3 Recurring Fair Value Measurements		NRV (1)			Level 3 Recurring Fair Value Measurements
	Investment securities available-for- sale	Securitized mortgage collateral	Real estate owned	Total trust assets		Securitized mortgage borrowings	Derivative liabilities	Total trust liabilities		Net trust assets
Recorded book value at 12/31/2013	$108	$5,494,152	$18,906	$5,513,166		$(5,492,371)	$(10,214)	$(5,502,585)		$10,581
Total gains/(losses) included in earnings:
Interest income	19	42,268	—	42,287		—	—	—		42,287
Interest expense	—	—	—	—		(177,629)	—	(177,629)		(177,629)
Change in FV of net trust assets, excluding REO	27	289,610	—	289,637	(2)	(290,360)	(413)	(290,773	)(2)	(1,136)
Gains from REO - not at FV but at NRV	—	—	8,977	8,977	(2)	—	—	—		8,977
Total gains (losses) included in earnings	46	331,878	8,977	340,901		(467,989)	(413)	(468,402)		(127,501)
Transfers in and/or out of level 3	—	—	—	—		—	—	—		—
Purchases, issuances and settlements	(64)	(475,556)	(10,399)	(486,019)		613,569	4,060	617,629		131,610
Recorded book value at 9/30/2014	$90	$5,350,474	$17,484	$5,368,048		$(5,346,791)	$(6,567)	$(5,353,358)		$14,690

(1)          Accounted for at net realizable value.

(2)          Represents non-interest income-net trust assets in the consolidated statements of operations for the nine months ended September 30, 2014.

Inclusive of gains from REO, total trust assets above reflect a net gain of $298.6 million as a result of an increase in fair value of securitized mortgage collateral of $289.6 million, gains from REO of $9.0 million and increases from other trust assets of $27 thousand. Net losses on trust liabilities were $290.8 million as a result of $290.4 million in losses from the increase in fair value of securitized mortgage borrowings and losses from derivative liabilities of $413 thousand. As a result, non-interest income—net trust assets totaled a gain of $7.8 million for the nine months ended September 30, 2014.

The table below reflects the net trust assets as a percentage of total trust assets (residual interests in securitizations):

	September 30,	December 31,
	2014	2013
Net trust assets	$14,690	$10,581
Total trust assets	5,368,048	5,513,166
Net trust assets as a percentage of total trust assets	0.27%	0.19%

For the nine months ended September 30, 2014, the estimated fair value of the net trust assets increased as a percentage of total trust assets. The increase was primarily due to the reduction in loss assumptions as well as the decrease in discount rate assumptions for residual interests as discussed above.

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

The following tables present the estimated fair value of our residual interests, including investment securities available for sale, by securitization vintage year and other related assumptions used to derive these values at September 30, 2014 and December 31, 2013:

Origination	Estimated Fair Value of Residual Interests by Vintage Year at September 30, 2014			Estimated Fair Value of Residual Interests by Vintage Year at December 31, 2013
Year	SF	MF	Total	SF	MF	Total
2002-2003 (1)	$8,859	$2,058	$10,917	$5,761	$2,184	$7,945
2004	1,699	1,584	3,283	462	2,099	2,561
2005 (2)	—	252	252	—	75	75
2006 (2)	—	238	238	—	—	—
2007 (2)	—	—	—	—	—	—
Total	$10,558	$4,132	$14,690	$6,223	$4,358	$10,581

Weighted avg. prepayment rate	3.6%	11.8%	4.3%	2.7%	12.6%	3.6%
Weighted avg. discount rate	19.1%	15.6%	18.1%	25.4%	20.2%	23.2%

(1)         2002-2003 vintage year includes CMO 2007-A, since the majority of the mortgages collateralized in this securitization were originated during this period.

(2)         The estimated fair values of residual interests in vintage years 2005 through 2007 is reflective of higher estimated future losses and investor yield requirements compared to earlier vintage years.

We utilize a number of assumptions to value securitized mortgage collateral, securitized mortgage borrowings and residual interests. These assumptions include estimated collateral default rates and loss severities (credit losses), collateral prepayment rates, forward interest rates and investor yields (discount rates). We use the same collateral assumptions for securitized mortgage collateral and securitized mortgage borrowings as the collateral assumptions determine collateral cash flows which are used to pay interest and principal for securitized mortgage borrowings and excess spread, if any, to the residual interests. However, we use different investor yield (discount rate) assumptions for securitized mortgage collateral and securitized mortgage borrowings and the discount rate used for residual interests based on underlying collateral characteristics, vintage year, assumed risk and market participant assumptions.  As previously discussed, based on recent better than expected performance, during the first nine months of 2014, residual interest discount rates for the single-family (SF) vintages were lowered to a range of 18% to 35% (19.1% weighted average) from 25% to 40% (25.4% weighted average) and the multi-family (MF) vintages were lowered to a range of 10% to 20% (15.6% weighted average) from 20% to 35% (20.2% weighted average).  The combined SF and MF weighted average discount rate at September 30, 2014 dropped to 18.1% from 23.2% at December 31, 2013.

The table below reflects the estimated future credit losses and investor yield requirements for trust assets by product (SF and MF) and securitization vintage at September 30, 2014:

	Estimated Future Losses (1)		Investor Yield Requirement (2)
	SF	MF	SF	MF
2002-2003	8%	* (3)	5%	8%
2004	10%	* (3)	5%	4%
2005	17%	2%	5%	4%
2006	24%	6%	7%	5%
2007	28%	2%	7%	4%

(1)         Estimated future losses derived by dividing future projected losses by unpaid principal balances at September 30, 2014.

(2)         Investor yield requirements represent our estimate of the yield third-party market participants would require to price our trust assets and liabilities given our prepayment, credit loss and forward interest rate assumptions.

(3)         Represents less than 1%.

Despite the increase in housing prices from December 2012 through September 2014, housing prices in many parts of the country are still at levels which have significantly reduced or eliminated equity for loans originated after 2003. Future loss estimates are significantly higher for mortgage loans included in securitization vintages after 2004 which reflect severe home price deterioration and defaults experienced with mortgages originated during these periods.

Long-Term Mortgage Portfolio Credit Quality

We use the Mortgage Bankers Association (MBA) method to define delinquency as a contractually required payment being 30 or more days past due. We measure delinquencies from the date of the last payment due date in which a payment was received. Delinquencies for loans 60 days delinquent or greater, foreclosures and delinquent bankruptcies were $1.5 billion or 20.9% of the long-term mortgage portfolio as of September 30, 2014.

The following table summarizes the gross UPB of loans in our mortgage portfolio, included in securitized mortgage collateral, for continuing that were 60 or more days delinquent (utilizing the MBA method) as of the periods indicated:

		Total		Total
	September 30,	Collateral	December 31,	Collateral
	2014	%	2013	%
Securitized mortgage collateral
60 - 89 days delinquent	$146,889	2.1%	$180,002	2.4%
90 or more days delinquent	490,174	7.0%	580,318	7.6%
Foreclosures (1)	508,658	7.3%	605,201	7.9%
Delinquent bankruptcies (2)	314,815	4.5%	340,102	4.5%
Total 60+ days delinquent long-term mortgage portfolio	1,460,536	20.9%	1,705,623	22.4%
Total 60 or more days delinquent	$1,460,536	20.9%	$1,705,623	22.4%
Total collateral	$6,976,775	100%	$7,610,999	100%

(1)       Represents properties in the process of foreclosure.

(2)       Represents bankruptcies that are 30 days or more delinquent.

The following table summarizes the gross securitized mortgage collateral and REO (at NRV), that were non-performing for continuing operations as of the dates indicated (excludes 60-89 days delinquent):

		Total		Total
	September 30,	Collateral	December 31,	Collateral
	2014	%	2013	%
90 or more days delinquent, foreclosures and delinquent bankruptcies	$1,313,647	18.8%	$1,525,621	20.0%
Real estate owned	17,484	0.3%	18,921	0.3%
Total non-performing assets	$1,331,131	19.1%	$1,544,542	20.3%

Non-performing assets consist of non-performing loans (mortgages that are 90 or more days delinquent, including loans in foreclosure and delinquent bankruptcies) plus REO. It is the Company’s policy to place a mortgage on nonaccrual status when it becomes 90 days delinquent and to reverse from revenue any accrued interest, except for interest income on securitized mortgage collateral when the scheduled payment is received from the servicer. The servicers are required to advance principal and interest on loans within the securitization trusts to the extent the advances are considered recoverable. IFC, a subsidiary of IMH and master servicer, may be required to advance funds, or in most cases cause the loan servicers to advance funds, to cover principal and interest payments not received from borrowers depending on the status of their mortgages. As of September 30, 2014, non-performing assets (unpaid principal balance of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) as a percentage of the total collateral was 19.1%. At December 31, 2013, non-performing assets to total collateral was 20.3%. Non-performing assets decreased by approximately $213.4 million at September 30, 2014 as compared to December 31, 2013. At September 30, 2014, the estimated fair value of non-performing assets (representing the fair value of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) was $406.7 million or 7.5% of total assets. At December 31, 2013, the estimated fair value of non-performing assets was $536.8 million or 9.4% of total assets.

REO, which consists of residential real estate acquired in satisfaction of loans, is carried at the lower of cost or net realizable value less estimated selling costs. Adjustments to the loan carrying value required at the time of foreclosure are included in the change in the fair value of net trust assets. Changes in our estimates of net realizable value subsequent to the time of foreclosure and through the time of ultimate disposition are recorded as gains or losses from real estate owned in the consolidated statements of operations. REO, for continuing and discontinued operations, at September 30, 2014 decreased $1.4 million or 8% to $17.5 million from $18.9 million at December 31, 2013, as a result of an increase of the net realizable value of the REO.

For the three and nine months ended September 30, 2014, we recorded a decrease and increase in net realizable value of the REO in the amount of $47 thousand and $9.0 million, respectively, compared to an increase of $3.7 million and $9.2 million for the comparable 2013 period. Increases in net realizable value reflect increases in value of the REO subsequent to foreclosure date, but prior to the date of sale.

The following table presents the balances of REO for continuing operations:

	September 30,	December 31,
	2014	2013
REO	$19,430	$23,601
Impairment (1)	(1,946)	(4,680)
Ending balance	$17,484	$18,921

REO inside trusts	$17,484	$18,906
REO outside trusts	—	15
Total	$17,484	$18,921

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

Results of Operations

For the Three and Nine Months Ended September 30, 2014 compared to the Three and Nine Months Ended September 30, 2013

	For the Three Months Ended September 30,
			Increase	%
	2014	2013	(Decrease)	Change
Revenues	$12,475	$17,080	$(4,605)	(27)%
Expenses	(13,472)	(21,362)	(7,890)	(37)
Net interest income (expense)	747	(202)	949	470
Change in fair value of long-term debt	—	75	(75)	(100)
Change in fair value of net trust assets, including trust REO gains (losses)	92	(271)	363	134
Income tax (expense) benefit from continuing operations	(307)	9	(316)	(3,511)
Loss from continuing operations	(465)	(4,671)	4,206	90
Loss from discontinued operations, net	(736)	(277)	(459)	(166)
Net loss	(1,201)	(4,948)	3,747	76
Net earnings attributable to noncontrolling interest	—	—	—	—
Net loss attributable to IMH	$(1,201)	$(4,948)	$3,747	76

Loss per share available to common stockholders - basic	$(0.13)	$(0.56)	$0.43	77%

Loss per share available to common stockholders - diluted	$(0.13)	$(0.56)	$0.43	77%

	For the Nine Months Ended September 30,
			Increase	%
	2014	2013	(Decrease)	Change
Revenues	$33,425	$70,669	$(37,244)	(53)%
Expenses	(42,178)	(71,221)	(29,043)	(41)
Net interest income	338	36	302	839
Change in fair value of long-term debt	(424)	(453)	29	6
Change in fair value of net trust assets, including trust REO gains (losses)	7,841	(2,377)	10,218	430
Income tax (expense) benefit from continuing operations	(1,405)	1,065	(2,470)	(232)
Loss from continuing operations	(2,403)	(2,281)	(122)	(5)
Loss from discontinued operations, net	(1,682)	(2,051)	369	18
Net loss	(4,085)	(4,332)	247	6
Net earnings attributable to noncontrolling interest	—	(136)	136	100
Net loss attributable to IMH	$(4,085)	$(4,468)	$383	9%

Loss per share available to common stockholders - basic	$(0.44)	$(0.52)	$0.08	15%

Loss per share available to common stockholders - diluted	$(0.44)	$(0.52)	$0.08	15%

Revenues

	For the Three Months Ended September 30,
			Increase	%
	2014	2013	(Decrease)	Change
Gain on sale of loans, net	$9,122	$11,349	$(2,227)	(20)%
Real estate services fees, net	3,243	4,933	(1,690)	(34)
Servicing income, net	913	989	(76)	(8)
Loss on mortgage servicing rights	(998)	(121)	(877)	(725)
Other revenues	195	(70)	265	379
Total revenues	$12,475	$17,080	$(4,605)	(27)%

Gain on sale of loans, net.  For the three months ended September 30, 2014, gain on sale of loans, net were $9.1 million compared to $11.3 million in the comparable 2013 period. The $2.2 million decrease is primarily related to a $21.7 million increase in net direct loan origination expenses, a $3.8 million increase in realized and unrealized losses on derivative financial instruments and a $3.0 million decrease in mark-to-market gains, partially offset by a $23.2 million increase in premiums received from the sale of mortgage loans and a $3.0 million increase in premiums from servicing retained loan sales.  The overall decrease in gain on sale of loans, net was due to tighter lending spreads and gain on sale margins associated with $923.6 million and $813.5 million of loans originated and sold, respectively, during the three months ended September 30, 2014, as compared to $576.2 million and $626.3 million of loans originated and sold, respectively, during the same period in 2013.  Margins fell to 0.99% for the three months ended September 30, 2014 as compared to 1.97% for the same period in 2013.

Real estate services fees, net.  For the three months ended September 30, 2014, real estate services fees, net were $3.2 million compared to $4.9 million in the comparable 2013 period. The $1.7 million decrease was primarily the result of a decrease in transactions related to the decline in loans and the balance of the long-term mortgage portfolio.

Servicing income, net.  For the three months ended September 30, 2014, servicing income, net was $913 thousand compared to $989 thousand in the comparable 2013 period.  The decrease in servicing income, net was the result of the servicing portfolio decreasing 32% to an average balance of $1.7 billion for the three months ended September 30, 2014 as compared to an average balance of $2.5 billion for the three months ended September 30, 2013.

Loss on mortgage servicing rights.  For the three months ended September 30, 2014, loss on mortgage servicing rights was $998 thousand compared to $121 thousand in the comparable 2013 period. For the three months ended September 30, 2014, loss on mortgage servicing rights was primarily the result of a ($1.2) million change in fair value of mortgage servicing rights due to an increase in prepayment speed assumptions as a result of a decrease in interest rates during the period as compared to ($93) thousand for the same period in 2013.  Partially offsetting the change in fair value was a $207 thousand gain on the sale of mortgage servicing rights during the three months ended September 30, 2014, as compared to a $28 thousand loss during the same period in 2013.

Other revenues.  For the three months ended September 30, 2014, other revenue was $195 thousand compared to an expense of $70 thousand for the comparable 2013 period.  The increase in other revenue was primarily due to a $164 thousand increase from the issuance of a warrant in our subsidiary Impac Mortgage Corp to facilitate our ability to offer Non-QM mortgage products.

	For the Nine Months Ended September 30,
			Increase	%
	2014	2013	(Decrease)	Change
Gain on sale of loans, net	$20,248	$49,279	$(29,031)	(59)%
Real estate services fees, net	11,282	14,516	(3,234)	(22)
Servicing income, net	3,773	2,929	844	29
(Loss) gain on mortgage servicing rights	(3,540)	3,061	(6,601)	(216)
Other revenues	1,662	884	778	88
Total revenues	$33,425	$70,669	$(37,244)	(53)%

Gain on sale of loans, net.  For the nine months ended September 30, 2014, gain on sale of loans, net was $20.2 million compared to $49.3 million in the comparable 2013 period. The $29.0 million decrease is primarily related to a $24.7 million increase in net direct loan origination expenses and a $22.5 million decrease in realized and unrealized losses on derivative financial instruments, partially offset by a $12.2 million increase in premiums received from the sale of mortgage loans, a $5.4 million increase in mark-to-market gains and a $69 thousand increase in premiums from servicing retained loan sales.  The overall decrease in gain on sale of loans, net was due to a reduction in mortgage loan origination and sale volumes as well as tighter lending spreads and gain on sale margins associated with $1.7 billion and $1.6 billion of loans originated and sold, respectively, during the nine months ended September 30, 2014, as compared to $2.0 billion and $2.0 billion of loans originated and sold, respectively, during the same period in 2013.  Margins fell to 1.16% for the nine months ended September 30, 2014 as compared to 2.42% for the same period in 2013.

Real estate services fees, net.  For the nine months ended September 30, 2014, real estate services fees, net were $11.3 million compared to $14.5 million in the comparable 2013 period. The $3.2 million decrease was primarily the result of a decrease in transactions related to the decline in loans and the balance of the long-term mortgage portfolio.

Servicing income, net.  For the nine months ended September 30, 2014, servicing income, net was $3.8 million compared to $2.9 million in the comparable 2013 period.  The increase in servicing income, net was the result of the servicing portfolio increasing 20% to an average balance of $2.4 billion for the nine months ended September 30, 2014 as compared to an average balance of $2.0 billion for the nine months ended September 30, 2013.  During 2014, we sold $2.6 billion in UPB of servicing rights and sold AmeriHome, which had servicing rights of $702.1 million in UPB.  Additionally, during the first nine months of 2014, we retained servicing rights on $1.6 billion in loans sales.

(Loss) gain on mortgage servicing rights.  For the nine months ended September 30, 2014, (loss) gain on mortgage servicing rights was an expense of $3.5 million compared to revenue of $3.1 million in the comparable 2013 period. For the nine months ended September 30, 2014, (loss) gain on mortgage servicing rights was primarily the result of a ($4.9) million change in fair value of mortgage servicing rights due to an increase in prepayment speed assumptions as a result of a decrease in interest rates during the period as compared to $3.0 million for the same period in 2013.  Partially offsetting the change in fair value was a $1.4 million gain on the sale of mortgage servicing rights during the nine months ended September 30, 2014, as compared to $88 thousand during the same period in 2013.

Other revenues.  For the nine months ended September 30, 2014, other revenue was $1.7 million compared to $884 thousand for the comparable 2013 period.  The increase in other revenue was due to the sale of AmeriHome during the first quarter of 2014 resulting in a $1.2 million gain, partially offset by a $600 thousand reduction in investment income.  Additionally, during the nine months ended September 30, 2014, there was a $164 thousand increase from the issuance of a warrant in our subsidiary Impac Mortgage Corp to facilitate our ability to offer Non-QM mortgage products during September 2014.

Expenses

	For the Three Months Ended September 30,
			Increase	%
	2014	2013	(Decrease)	Change
Personnel expense	$9,062	$15,270	$(6,208)	(41)%
General, administrative and other	4,410	6,092	(1,682)	(28)
Total expenses	$13,472	$21,362	$(7,890)	(37)%

Total expenses were $13.5 million for the three months ended September 30, 2014, compared to $21.4 million for the comparable period of 2013. Personnel expense decreased $6.2 million to $9.1 million for the three months ended September 30, 2014.  The decrease is primarily due to a reduction in personnel related costs due to a decrease in employees and a decrease in commission expense due to a shift to correspondent and wholesale lending.  In the fourth quarter of 2013, we sold our retail branch offices and consolidated our lending fulfillment centers reducing staffing to a level appropriate for our lending volumes.  The average number of employees declined to 297 during the three months ended September 30, 2014 as compared to 571 for the three months ended September 30, 2013.

General, administrative and other expenses decreased to $4.4 million for the three months ended September 30, 2014, compared to $6.1 million for the same period in 2013. The decrease was primarily related to a $526 thousand decline in marketing and other expenses, a $313 thousand reduction in legal and professional fees and a $401 thousand reduction in occupancy expense attributable to the closure of the retail branches in the fourth quarter of 2013.

	For the Nine Months Ended September 30,
			Increase	%
	2014	2013	(Decrease)	Change
Personnel expense	$27,841	$51,923	$(24,082)	(46)%
General, administrative and other	14,337	19,298	(4,961)	(26)
Total expenses	$42,178	$71,221	$(29,043)	(41)%

Total expenses were $42.2 million for the nine months ended September 30, 2014, compared to $71.2 million for the comparable period of 2013. Personnel expense decreased $24.1 million to $27.8 million for the nine months ended September 30, 2014.  The decrease is primarily due to a reduction in personnel related costs due to a decrease in employees and a decrease in commission expense due to a reduction in loan origination volumes and a shift to correspondent and wholesale lending resulting in lower commission expense.  In the fourth quarter of 2013, we sold our retail branch offices and consolidated our lending fulfillment centers reducing staffing to a level appropriate for our lending volumes.  The average number of employees declined to 296 during the nine months ended September 30, 2014 as compared to 615 for the nine months ended September 30, 2013.

General, administrative and other expenses decreased to $14.3 million for the nine months ended September 30, 2014, compared to $19.3 million for the same period in 2013.  The decrease was primarily related to a $1.5 million decline in marketing and other expenses, a $1.2 million reduction in legal and professional fees and a $564 thousand decrease in occupancy expense attributable to reduced lending volumes as well as the closure of the retail branches in the fourth quarter of 2013.  The reduction in legal and professional fees is primarily due to a non-operational $700 thousand legal settlement expense recorded during the first quarter of 2013.

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

	For the Three Months Ended September 30,
	2014			2013
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Securitized mortgage collateral	$5,430,608	$77,719	5.72%	$5,547,214	$73,012	5.26%
Mortgage loans held-for-sale	176,789	1,865	4.22%	112,728	1,186	4.21%
Other	14,852	47	1.27%	17,328	18	0.42%
Total interest-earning assets	$5,622,249	$79,631	5.67%	$5,677,270	$74,216	5.23%

LIABILITIES
Securitized mortgage borrowings	$5,427,210	$75,931	5.60%	$5,537,916	$71,926	5.20%
Warehouse borrowings	171,458	1,491	3.48%	107,284	1,046	3.90%
Long-term debt	17,720	1,039	23.45%	14,683	1,041	28.36%
Convertible Notes	20,000	387	7.74%	20,000	386	7.72%
Other	3,804	36	3.79%	959	19	7.92%
Total interest-bearing liabilities	$5,640,192	$78,884	5.59%	$5,680,842	$74,418	5.24%

Net Interest Spread (1)		$747	0.08%		$(202)	-0.01%
Net Interest Margin (2)			0.05%			-0.01%

(1)       Net interest spread is calculated by subtracting the weighted average yield on interest-bearing liabilities from the weighted average yield on interest-earning assets.

(2)         Net interest margin is calculated by dividing net interest spread by total average interest-earning assets.

Net interest spread increased $949 thousand for the quarter ended September 30, 2014 primarily attributable to an increase in the net interest spread on the long-term mortgage portfolio due to increases in yields between periods on securitized mortgage collateral and securitized mortgage borrowings as well as a decrease in the balance of the long-term mortgage portfolio as well as an increase in the net interest spread between loans held-for-sale and warehouse borrowings.  Interest expense associated with the long-term debt and issuance of the Convertible Notes was flat during the third quarter of 2014 and 2013. As a result, net interest margin increased to 0.05% for the three months ended September 30, 2014 from (0.01%) for the three months ended September 30, 2013.

During the quarter ended September 30, 2014, the yield on interest-earning assets increased to 5.67% from 5.23% in the comparable 2013 period. The yield on interest-bearing liabilities increased to 5.59% for the quarter ended September 30, 2014 from 5.24% for the comparable 2013 period. In connection with the fair value accounting for investment securities available-for-sale, securitized mortgage collateral and borrowings and long-term debt, interest income and interest expense is recognized using effective yields based on estimated fair values for these instruments. The increase in yield for securitized mortgage collateral and securitized mortgage borrowings is primarily related to slight deterioration in the 2006 and 2007 vintage. The decrease in prices for these vintages caused the overall yields to increase.  Partially offsetting the increase in overall yields was improved pricing and lower yields on the earlier vintages.  The result was an improvement in net interest income and cash flows in the earlier vintage trusts which include our residual interests.

	For the Nine Months Ended September 30,
	2014			2013
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Securitized mortgage collateral	$5,453,971	$216,586	5.29%	$5,676,606	$237,545	5.58%
Mortgage loans held-for-sale	124,493	3,929	4.21%	118,400	3,269	3.68%
Other	12,958	98	1.01%	13,135	58	0.59%
Total interest-earning assets	$5,591,422	$220,613	5.26%	$5,808,141	$240,872	5.53%

LIABILITIES
Securitized mortgage borrowings	$5,451,962	$212,601	5.20%	$5,668,166	$233,408	5.49%
Warehouse borrowings	119,867	3,190	3.55%	113,033	3,436	4.05%
Long-term debt	17,097	3,224	25.14%	13,858	2,980	28.67%
Convertible notes	20,000	1,161	7.74%	11,355	648	7.61%
Note payable	—	—	—	1,184	314	35.36%
Other	3,495	99	3.78%	919	50	7.25%
Total interest-bearing liabilities	$5,612,421	$220,275	5.23%	$5,808,515	$240,836	5.53%

Net Interest Spread (1)		$338	0.03%		$36	0.00%
Net Interest Margin (2)			0.01%			0.00%

(1)       Net interest spread is calculated by subtracting the weighted average yield on interest-bearing liabilities from the weighted average yield on interest-earning assets.

(2)         Net interest margin is calculated by dividing net interest spread by total average interest-earning assets.

Net interest spread increased $302 thousand for the nine months ended September 30, 2014 primarily attributable to an increase in the net interest spread between loans held-for-sale and warehouse borrowings and a decrease in interest expense on notes payable.  The increase was partially offset by a decrease in net interest spread on the long-term mortgage portfolio due to increases in pricing and the corresponding reduction in investor yield requirements between periods on securitized mortgage collateral and securitized mortgage borrowings as well as a decrease in the balance of the long-term mortgage portfolio, an increase in interest expense associated with the long-term debt and an increase in interest expense associated with the issuance of the Convertible Notes during the second quarter of 2013. As a result, net interest margin increased slightly from 0.00% for the nine months ended September 30, 2013 to 0.01% for the nine months ended September 30, 2014.

During the nine months ended September 30, 2014, the yield on interest-earning assets decreased to 5.26% from 5.53% in the comparable 2013 period. The yield on interest-bearing liabilities decreased to 5.23% for the nine months ended September 30, 2014 from 5.53% for the comparable 2013 period. In connection with the fair value accounting for investment securities available-for-sale, securitized mortgage collateral and borrowings and long-term debt, interest income and interest expense is recognized using effective yields based on estimated fair values for these instruments. The decrease in yield for securitized mortgage collateral and securitized mortgage borrowings is primarily related to increased prices on mortgage-backed bonds which resulted in a decrease in yield. Bond prices received from pricing services and other market participants have increased during the nine months ended September 30, 2014 as investor’s demand for mortgage-backed securities has increased. This has resulted in an increase in fair value for both securitized mortgage collateral and securitized mortgage borrowings. These increases in fair value have decreased the effective yields used for purposes of recognizing interest income and interest expense on these instruments.

Change in the fair value of long-term debt.

There was no change in the fair value of long-term debt for the quarter ended September 30, 2014, compared to a gain of $75 thousand for the comparable 2013 period. Long-term debt (consisting of trust preferred securities and junior subordinated notes) is measured based upon an analysis prepared by us, which considers the Company’s own credit risk, including consideration of settlements with trust preferred debt holders and discounted cash flow analyses.

Change in the fair value of long-term debt was a loss of $424 thousand for the nine months ended September 30, 2014, compared to a loss of $453 thousand for the comparable 2013 period. The increase in the estimated fair value of long-term debt was primarily the result of a reduction in discount rate during the first quarter of 2014 as well as an increase in forward LIBOR interest rates as compared to the same period in the prior year.

Change in fair value of net trust assets, including trust REO gains (losses)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Change in fair value of net trust assets, excluding REO	$139	$(3,947)	$(1,136)	$(11,609)
(Losses) gains from REO	(47)	3,676	8,977	9,232
Change in fair value of net trust assets, including trust REO gains (losses)	$92	$(271)	$7,841	$(2,377)

The change in fair value related to our net trust assets (residual interests in securitizations) was a gain of $92 thousand for the quarter ended September 30, 2014, compared to a loss of $271 thousand in the comparable 2013 period. The change in fair value of net trust assets, including REO was due to $139 thousand in gains from changes in fair value of securitized mortgage borrowings, securitized mortgage collateral and investment securities available-for-sale primarily associated with updating assumptions of decreased severities in the future and lower interest rates. Additionally, the NRV of REO decreased $47 thousand during the period attributed to higher expected loss severities on properties held in the long-term mortgage portfolio during the period.

For the quarter ended September 30, 2013, the $271 thousand loss from change in fair value of net trust assets, including REO was due to $3.9 million in losses from changes in fair value of securitized mortgage borrowings, securitized mortgage collateral and investment securities available-for-sale primarily associated with updating assumptions of increased collateral losses in the future and higher interest rates. Partially offsetting the loss was a $3.7 million increase in NRV of REO during the period attributed to lower expected loss severities on properties held in the long-term mortgage portfolio during the period.

The change in fair value related to our net trust assets was a gain of $7.8 million for the nine months ended September 30, 2014, compared to a loss of $2.4 million in the comparable 2013 period. For the nine months ended September 30, 2014, the change in fair value of net trust assets, including REO was due to a $9.0 million increase in NRV of REO during the period attributed to lower expected loss severities on properties held in the long-term mortgage portfolio during the period. Partially offsetting the gain was $1.1 million in losses from changes in fair value of securitized mortgage borrowings, securitized mortgage collateral and investment securities available-for-sale primarily associated with updating assumptions of increased collateral losses and severities in the future and higher interest rates

For the nine months ended September 30, 2013, the $2.4 million loss from change in fair value of net trust assets, including REO was due to $11.6 million in losses from changes in fair value of securitized mortgage borrowings, securitized mortgage collateral and investment securities available-for-sale primarily associated with updating assumptions of increased collateral losses in the future and higher interest rates. Partially offsetting the loss was a $9.2 million increase in NRV of REO during the period attributed to lower expected loss severities on properties held in the long-term mortgage portfolio during the period.

Income Taxes

We recorded income tax expense of $307 thousand and $1.4 million for the three and nine months ended September 30, 2014, respectively. We recorded income tax benefit of $9 thousand and $1.1 million for the three and nine months ended September 30, 2013, respectively. The tax expense in 2014 is primarily related to alternative minimum taxes associated with taxable income generated from sale of AmeriHome and mortgage servicing rights.  The income tax benefit for 2013 is the result of the inclusion of AmeriHome in the IMH federal and California consolidated tax returns as a result of the Company increasing its ownership in AmeriHome to 80% during the first quarter of 2013.

As of December 31, 2013, the Company had estimated federal and California net operating loss (NOL) carryforwards of approximately $518.9 million and $442.4 million, respectively, of which approximately $161.7 million (federal) related to discontinued operations. Federal and state net operating loss carryforwards begin to expire in 2027 and 2018, respectively.

We have significant NOL carry-forwards from prior years. If there is an improvement in earnings from our continuing operations, we may be able to generate sufficient taxable income in future years to utilize these loss carry-forwards, however, at September 30, 2014; we have recognized a full valuation allowance against our net deferred tax assets.  As of September 30, 2014, we have no material uncertain tax positions.

Results of Operations by Business Segment

Today, we have three primary operating segments: Mortgage Lending, Real Estate Services and Long-Term Mortgage Portfolio. Unallocated corporate and other administrative costs, including the cost associated with being a public company, are presented in Corporate. Segment operating results are as follows:

Mortgage Lending

	For the Three Months Ended September 30,
			Increase	%
	2014	2013	(Decrease)	Change
Gain on sale of loans, net	$9,122	$11,349	$(2,227)	(20)%
Servicing income, net	913	989	(76)	(8)
Loss on mortgage servicing rights	(998)	(121)	(877)	(725)
Other	109	4	105	2,625
Total revenues	9,146	12,221	(3,075)	(25)

Other income (expense)	403	144	259	180

Personnel expense	(6,941)	(13,204)	(6,263)	(47)
General, administrative and other	(1,805)	(3,350)	(1,545)	(46)
Net earnings (loss) before income taxes	$803	$(4,189)	$4,992	119%

For the quarter ended September 30, 2014, gain on sale of loans, net were $9.1 million or 0.99% compared to $11.3 million or 1.97% in the comparable 2013 period. The $2.2 million decrease was due to tighter lending spreads and gain on sale margins associated with $923.6 million and $813.5 million of loans originated and sold, respectively, during the three months ended September 30, 2014, as compared to $576.2 million and $626.3 million of loans originated and sold, respectively, during the same period in 2013.

For the quarter ended September 30, 2014, servicing income, net was $913 thousand compared to $989 thousand in the comparable 2013 period.  The decrease in servicing income, net was the result of the servicing portfolio decreasing 32% to an average balance of $1.7 billion for the three months ended September 30, 2014 as compared to an average balance of $2.5 billion for the three months ended September 30, 2013.  During the third quarter of 2014, we sold $1.0 billion in UPB of servicing rights and retained servicing rights on $793.1 million in loans sales.

For the three months ended September 30, 2014, loss on mortgage servicing rights was $998 thousand compared to $121 thousand in the comparable 2013 period. For the three months ended September 30, 2014, loss on mortgage servicing rights was primarily the result of a ($1.2) million change in fair value of mortgage servicing rights due to an increase in prepayment speed assumptions as a result of a decrease in interest rates during the period as compared to ($93) thousand for the same period in 2013.  Partially offsetting the change in fair value was a $207 thousand gain on the sale of mortgage servicing rights during the three months ended September 30, 2014, as compared to a $28 thousand loss during the same period in 2013.

Personnel expense decreased $6.3 million to $6.9 million for the three months ended September, 2014.  The decrease is primarily due to the sale of our retail branch offices and consolidation of our lending fulfillment centers in the fourth quarter of 2013, reducing staffing to a level appropriate for our lending volumes.  The average number of mortgage lending employees declined to 204 in the third quarter of 2014 as compared to 467 during the same period in 2013.

The $1.5 million decrease in general, administrative and other expense is primarily related to reductions in occupancy, legal and professional fees and other marketing costs primarily attributable to the sale of our retail branches during the fourth quarter of 2013

	For the Nine Months Ended September 30,
			Increase	%
	2014	2013	(Decrease)	Change
Gain on sale of loans, net	$20,248	$49,279	$(29,031)	(59)%
Servicing income, net	3,773	2,929	844	29
(Loss) gain on mortgage servicing rights	(3,540)	3,061	(6,601)	(216)
Other	1,366	117	1,249	1,068
Total revenues	21,847	55,386	(33,539)	(61)

Other income (expense)	774	(161)	935	581

Personnel expense	(20,483)	(44,643)	(24,160)	(54)
General, administrative and other	(5,837)	(11,302)	(5,465)	(48)
Net loss before income taxes	$(3,699)	$(720)	$(2,979)	(414)%

For the nine months ended September 30, 2014, gain on sale of loans, net was $20.2 million or 1.16% compared to $49.3 million or 2.42% in the comparable 2013 period. The $29.0 million decrease was due to a reduction in mortgage loan origination and sales volumes as well as tighter lending spreads and gain on sale margins associated with $1.7 billion and $1.6 billion of loans originated and sold, respectively, during the nine months ended September 30, 2014, as compared to $2.0 billion and $2.0 billion of loans originated and sold, respectively, during the same period in 2013.

For the nine months ended September 30, 2014, servicing income, net was $3.8 million compared to $2.9 million in the comparable 2013 period.  The increase in servicing income, net was the result of the servicing portfolio increasing 20% to an average balance of $2.4 billion for the nine months ended September 30, 2014 as compared to an average balance of $2.0 billion for the nine months ended September 30, 2013.  During 2014, we sold $2.6 billion in UPB of servicing rights and sold AmeriHome, which had servicing rights of $702.1 million in UPB.  Additionally, during the first nine months of 2014, we retained servicing rights on $1.6 billion in loans sales.

For the nine months ended September 30, 2014, (loss) gain on mortgage servicing rights was an expense of $3.5 million compared to revenue of $3.1 million in the comparable 2013 period. For the nine months ended September 30, 2014, (loss) gain on mortgage servicing rights was primarily the result of a ($4.9) million change in fair value of mortgage servicing rights due to an increase in prepayment speed assumptions as a result of a decrease in interest rates during the period as compared to $3.0 million for the same period in 2013.  Partially offsetting the change in fair value was a $1.4 million gain on the sale of mortgage servicing rights during the nine months ended September 30, 2014, as compared to $88 thousand during the same period in 2013.

For the nine months ended September 30, 2014, other revenue was $1.4 million compared to $117 thousand for the comparable 2013 period.  The increase in other revenue was due to the sale of AmeriHome during the first quarter of 2014 resulting in a $1.2 million gain.  Additionally, during the quarter ended September 30, 2014, there was a $164 thousand increase from the issuance of a warrant in our subsidiary Impac Mortgage Corp to facilitate our ability to offer Non-QM mortgage products.

Personnel expense decreased $24.2 million to $20.5 million for the nine months ended September 30, 2014.  The decrease is primarily due to the sale of our retail branch offices and consolidation of our lending fulfillment centers in the fourth quarter of 2013, reducing staffing to a level appropriate for our lending volumes.  The average number of mortgage lending employees declined to 201for the first nine months of 2014 as compared to 514 during the same period in 2013.  Additionally, the decrease is also related to a reduction in loan origination volumes and a shift to correspondent and wholesale lending resulting in a decrease in commission expense.

The $5.5 million decrease in general, administrative and other expense is primarily related to reductions in occupancy, legal and professional fees and other marketing costs primarily attributable to the reduction in lending volumes as well as the sale of our retail branches during the fourth quarter of 2013. The reduction in legal and professional fees is primarily due to a non-operational $700 thousand legal settlement expense recorded during the first quarter of 2013.

Real Estate Services

	For the Three Months Ended September 30,
			Increase	%
	2014	2013	(Decrease)	Change
Real estate services fees, net	$3,243	$4,933	$(1,690)	(34)%

Other income (expense)	(6)	5	(11)	(220)

Personnel expense	(1,225)	(916)	309	34
General, administrative and other	(161)	(70)	91	130
Net earnings before income taxes	$1,851	$3,952	$(2,101)	(53)%

For the quarter ended September 30, 2014, real estate services fees, net were $3.2 million compared to $4.9 million in the comparable 2013 period. The $1.7 million decrease in real estate services fees, net was the result of an $803 thousand decrease in real estate and recovery fees real estate services, $527 thousand decrease in loss mitigation fees and a $360 thousand decrease in real estate services.

For the quarter ended September 30, 2014, personnel expense increased to $1.2 million as compared to $916 thousand for the comparable 2013 period. The $309 thousand increase is primarily related to a reversal of incentive compensation during the third quarter of 2013.

	For the Nine Months Ended September 30,
			Increase	%
	2014	2013	(Decrease)	Change
Real estate services fees, net	$11,282	$14,516	$(3,234)	(22)%

Other income (expense)	(5)	16	(21)	(131)

Personnel expense	(3,800)	(4,368)	(568)	(13)
General, administrative and other	(643)	(649)	(6)	(1)
Net earnings before income taxes	$6,834	$9,515	$(2,681)	(28)%

For the nine months ended September 30, 2014, real estate services fees, net were $11.3 million compared to $14.5 million in the comparable 2013 period. The $3.2 million decrease in real estate services fees, net was the result of a $2.1 million decrease in real estate and recovery fees real estate services and a $1.2 million decrease in loss mitigation fees and a $15 thousand decrease in real estate services.

For the nine months ended September 30, 2014, personnel expense decreased to $3.8 million compared to $4.4 million for the comparable 2013 period. The $568 thousand decrease is primarily related to a reduction in personnel as well as a reduction in commissions associated with reduced transactions and the decline in loans and balance of the long-term mortgage portfolio slightly offset by a reversal of incentive compensation during the third quarter of 2013.

Long-term Mortgage Portfolio

	For the Three Months Ended September 30,
			Increase	%
	2014	2013	(Decrease)	Change
Other revenue	$86	$(66)	152	(230)%

Personnel expense	(111)	(255)	(144)	(56)
General, administrative and other	(103)	(125)	(22)	(18)
Total expenses	(214)	(380)	166	44

Net interest income	755	54	701	1298
Change in fair value of long-term debt	—	75	(75)	(100)
Change in fair value of net trust assets, including trust REO gains (losses)	92	(271)	363	134
Total other income (expense)	847	(142)	989	696
Net earnings (loss) before income taxes	$719	$(588)	$1,307	222%

For the quarter ended September 30, 2014, personnel expense was $111 thousand as compared to $255 thousand for the comparable 2013 period. The decrease in personnel expense was primarily due to a decrease in allocated personnel expenses associated with ongoing activities in the long-term mortgage portfolio associated with a decline in loans and balances of the long-term mortgage portfolio.

For the quarter ended September 30, 2014, net interest income totaled $755 thousand as compared to $54 thousand for the comparable 2013 period. Net interest income increased $701 thousand for the quarter ended September 30, 2014 primarily attributable to a $700 thousand increase in net interest spread on the long-term mortgage portfolio due to decreases in pricing on 2006 and 2007 vintage. The decrease in prices for these vintages caused the overall yields to increase.  Partially offsetting the increase in overall yields was improved pricing and lower yields on the earlier vintages.  The result was an improvement in net interest income and cash flows in the earlier vintage trusts which include our residual interests. Additionally, interest expense on the long-term debt and note payable was flat quarter over quarter at $1.0 million and $387 thousand, respectively.

Change in the fair value of long-term debt decreased to $0 for the quarter ended September 30, 2014, compared to a gain of $75 thousand for the comparable 2013 period. The decrease in the estimated fair value of long-term debt was primarily the result of a decrease in forward LIBOR interest rates.

The change in fair value related to our net trust assets (residual interests in securitizations) was a gain of $92 thousand for the quarter ended September 30, 2014, compared to a loss of $271 thousand in the comparable 2013 period. The change in fair value of net trust assets, including REO was due to $139 thousand in gains from changes in fair value of securitized mortgage borrowings, securitized mortgage collateral and investment securities available-for-sale primarily associated with updating assumptions of decreased severities in the future and lower interest rates. Additionally, the NRV of REO decreased $47 thousand during the period attributed to higher expected loss severities on properties held in the long-term mortgage portfolio during the period.

	For the Nine Months Ended September 30,
			Increase	%
	2014	2013	(Decrease)	Change
Other revenue	$296	$787	(491)	(62)%

Personnel expense	(266)	(762)	(496)	(65)
General, administrative and other	(454)	(552)	(98)	(18)
Total expenses	(720)	(1,314)	594	45

Net interest income	781	881	(100)	(11)
Change in fair value of long-term debt	(424)	(453)	29	6
Change in fair value of net trust assets, including trust REO gains (losses)	7,841	(2,377)	10,218	430
Total other income (expense)	8,198	(1,949)	10,147	521
Net earnings (loss) before income taxes	$7,774	$(2,476)	$10,250	414%

For the nine months ended September 30, 2014, other revenue totaled $296 thousand as compared to $787 thousand for the comparable 2013 period. The decrease is primarily due to a $600 thousand decrease in investment earnings.

For the nine months ended September 30, 2014, personnel expense was $266 thousand as compared to $762 thousand for the comparable 2013 period. The decrease in personnel expense was primarily due to a decrease in allocated personnel expenses associated with ongoing activities in the long-term mortgage portfolio associated with a decline in loans and balances of the long-term mortgage portfolio.

For the nine months ended September 30, 2014, net interest income totaled $781 thousand as compared to $881 thousand for the comparable 2013 period. The decreased was primarily attributable to a $152 thousand decrease in net interest spread on the long-term mortgage portfolio due to increases in pricing and the corresponding reduction in investor yield requirements between periods on securitized mortgage collateral and securitized mortgage borrowings as well as a decrease in the balance of the long-term mortgage portfolio. Additionally, interest expense on the long-term debt increased $243 thousand due to an increase in interest rates.  Partially offsetting the decrease in net interest income was a $303 thousand decrease in interest expense on the note payable due to the repayment of the note in April 2013.

Change in the fair value of long-term debt was a loss of $424 thousand for the nine months ended September 30, 2014, compared to a loss of $453 thousand for the comparable 2013 period. The increase in the estimated fair value of long-term debt was primarily the result of a reduction in discount rate during the first quarter of 2014, partially offset by a decrease in forward LIBOR interest rates at September 30, 2014.

The change in fair value related to our net trust assets was a gain of $7.8 million for the nine months ended September 30, 2014, compared to a loss of $2.4 million in the comparable 2013 period. For the nine months ended September 30, 2014, the change in fair value of net trust assets, including REO was due to a $9.0 million increase in NRV of REO during the period attributed to lower expected loss severities on properties held in the long-term mortgage portfolio during the period. Partially offsetting the gain was $1.1 million in losses from changes in fair value of securitized mortgage borrowings, securitized mortgage collateral and investment securities available-for-sale primarily associated with updating assumptions of increased collateral losses and severities in the future and higher interest rates

Corporate

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

	For the Three Months Ended September 30,
			Increase	%
	2014	2013	(Decrease)	Change
Interest expense	$(405)	$(405)	—	0
Other expenses	(3,126)	(3,450)	(324)	(9)
Net loss before income taxes	$(3,531)	$(3,855)	$324	8%

For the quarter ended September 30, 2014, expenses decreased to $3.1 million as compared to $3.5 million for the comparable 2013 period. The decrease was due to a net reduction in allocated corporate expenses.  The reduction in corporate expenses is due to a $110 thousand reduction in personnel expense during the third quarter of 2014 as well as a reduction of general corporate expenses.

	For the Nine Months Ended September 30,
			Increase	%
	2014	2013	(Decrease)	Change
Interest expense	$(1,212)	$(700)	(512)	(73)
Other expenses	(10,695)	(8,965)	(1,730)	(19)
Net loss before income taxes	$(11,907)	$(9,665)	$(2,242)	(23)%

For the nine months ended September 30, 2014, interest expense increased as compared to the comparable 2013 period primarily due to a $501 thousand increase in interest expense on the $20.0 million Convertible Notes issued in April 2013.

For the nine months ended September 30, 2014, expenses increased to $10.7 million as compared to $9.0 million for the comparable 2013 period. The increase was primarily due to non-cash lease impairment charge and a net reduction in allocated corporate expenses.  With the further consolidation of the mortgage lending and real estate services operations in the first quarter of 2014, the Company recorded a non-cash lease impairment charge of $548 thousand for the space that we no longer used and expect to sublease in the future. Additionally, the sale of the retail branch network and closure of the lending fulfillment center at the end of 2013 resulted in a reduced allocation of certain fixed corporate costs due to reduced headcount primarily in mortgage lending and the associated reductions in business operations.  The combination of the two resulted in a net increase in expenses recorded in the corporate segment.

Discontinued Operations

	For the Three Months Ended September 30,
			Increase	%
	2014	2013	(Decrease)	Change
Provision for repurchases	$(520)	$—	$520	—%
General, administrative and other	(216)	(277)	(61)	(22)
Net loss after income taxes	$(736)	$(277)	$(459)	(166)%

We recorded approximately $520 thousand in provision for repurchases during the quarter ended September 30, 2014 as compared to none for the comparable 2013 period.  The increase is the result of an increase in estimated repurchase losses attributable to our former non-conforming mortgage loan originations.

For the quarter ended September 30, 2014, general, administrative and other expense decreased to $216 thousand as compared to $277 thousand for the comparable 2013 period. The decrease of $61 thousand between periods is primarily due to reduced legal expenses for various matters pertaining to loans originated by the discontinued mortgage operations.

	For the Nine Months Ended September 30,
			Increase	%
	2014	2013	(Decrease)	Change
Provision for repurchases	$(751)	$(1,311)	$(560)	(43)%
General, administrative and other	(931)	(740)	(1,671)	(226)
Net loss after income taxes	$(1,682)	$(2,051)	$369	18%

We recorded approximately $751 thousand in provision for repurchases during the nine months ended September 30, 2014 as compared to $1.3 million for the comparable 2013 period.  During the nine months ended September 30, 2014, we paid approximately $5.3 million to settle previous repurchase claims related to our previously discontinued operations and such amount was charged against the reserve on our consolidated balance sheets.

For the nine months ended September 30, 2014, general, administrative and other expense increased to $931 thousand compared to $740 thousand for the comparable 2013 period. During 2014, we incurred approximately $1.5 million in legal expenses and $368 thousand in occupancy expense for various matters pertaining to the discontinued non-conforming mortgage operations. Partially offsetting the legal expenses was a $950 thousand recovery from a settlement associated with previous litigation settlements.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

On October 28, 2014 an action was filed in the Superior Court of the State of California in Orange County entitled Mallory Hill vs. Impac Mortgage Holdings, Inc., Impac Mortgage Corporation et al.  In the action Mr. Hill seeks compensatory damages, general damages, treble damages, exemplary damages, an accounting, injunctive relief, attorney’s fees and costs for claims based upon a consulting agreement entered into with Mr. Hill, a purported employment relationship entered into with Mr. Hill and other purported claims.

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

ITEM 1A:  RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2013 and our quarterly report on Form 10-Q for the period ended June 30, 2014, include a detailed discussion of our risk factors.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Securities

On July 24, and September 2, 2014, the Company issued an additional 80,000 and 10,000 shares of common stock, respectively, pursuant to the terms of a Settlement and Release Agreement dated January 10, 2014 with Wilmington Trust Company whereby the Company agreed to pay Wilmington an aggregate of $1.05 million.  The issuance of the shares satisfied the Company’s payment obligations.  The issuance was made in reliance upon the exemption from registration under Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”).  As previously reported, the Company has also issued to Wilmington an aggregate of 95,000 shares of common stock.

On August 19, 2014, the Company issued 175,000 shares of common stock to Richard H. Pickup, Trustee of the RHP Trust, dated May 31, 2011 for an aggregate purchase price of $857,500.  The proceeds were used by the Company to pay the remaining and final obligation under the Settlement and Release Agreement dated March 11, 2014 with Deutsche Bank National Trust Company whereby the Company agreed to pay Deutsche Bank an aggregate of $1.65 million in installments by December 31, 2014.  The shares were issued pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder (“Regulation D”) since, among other things, the transaction did not involve a public offering, the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof and the offer and sale were made solely to an “accredited investor” (as such term is defined by Rule 501 of Regulation D).

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:  MINE SAFETY DISCLOSURES

None.

ITEM 5:  OTHER INFORMATION

On September 23, 2014, the warehouse facility under the Master Repurchase Agreement with Everbank was amended extending the expiration date to September 22, 2015.

On September 17, 2014, the Company entered into amendments to the Master Repurchase Agreements and Pricing Side Letters to the Warehouse and rewarehouse facilities with Credit Suisse extending the expiration date of each to September 16, 2015.

The information set forth above is included herewith for the purpose of providing the disclosure required under “Item 1.01-Entry into a Material Definitive Agreement,” “Item 1.02 — Termination of a Material Definitive Agreement” and/or “Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant” of Form 8-K.

On November 10, 2014, Todd Taylor, Chief Financial Officer, and Ron Morrison, Executive Vice President and General Counsel, each entered into an amendment to their respective employment agreements extending the term to December 31, 2015.  The employment agreements are described in the Company’s Form 10-K for the year ended December 31, 2014.

As previously reported, in March 2014, Joseph Tomkinson, Chief Executive Officer, agreed to waive $150,000 of his 2012 annual incentive bonus. On October 23, 2014, the Company agreed to pay Mr. Tomkinson $60,000 of the previously waived 2012 bonus amount.

The information set forth above is included herewith for the purpose of providing disclosure required under “Item 5.02(e) - Compensatory Arrangements of Certain Officers” of Form 8-K.

ITEM 6: EXHIBITS

(a)	Exhibits:
10.1	Eleventh Amendment dated September 23, 2014 to Master Repurchase Agreement with Everbank.
10.2

Amendment No. 5 to Master Repurchase Agreement and Amendment No. 8 to Pricing Side Letter dated September 17, 2014 between Excel Mortgage Servicing, Inc. and Credit Suisse First Boston Mortgage Capital LLC

10.3

Amendment No. 2 to Master Repurchase Agreement (Repledge Facility) and Pricing Side Letter dated September 17, 2014 between Excel Mortgage Servicing, Inc. and Credit Suisse First Boston Mortgage Capital LLC

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
101

The following materials from Impac Mortgage Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Cash Flows, and (4) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

November 12, 2014