Form 10-K
period 2014-12-31
IMPAC MORTGAGE HOLDINGS INC
filed 2015-03-25
CIK 1000298

Use these links to rapidly review the document

TABLE OF CONTENTS2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☒

As of June 30, 2014, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $33.4 million, based on the closing sales price of common stock on the NYSE MKT on June 30, 2014. For purposes of the calculation only, all directors and executive officers and beneficial holders of more than 10% of the stock of the registrant have been deemed affiliates. There were 9,606,338 shares of common stock outstanding as of March 18, 2015.

IMPAC MORTGAGE HOLDINGS, INC.
2014 FORM 10-K ANNUAL REPORT

PART I

ITEM 1. BUSINESS

           Impac Mortgage Holdings, Inc., sometimes referred to herein as the "Company," "we," "our" or "us," is a Maryland corporation incorporated in August 1995 and includes the following subsidiaries: Integrated Real Estate Service Corporation, or IRES, IMH Assets Corp. and Impac Funding Corporation. IRES subsidiary, Impac Mortgage Corp. (IMC), formerly known as Excel Mortgage Servicing, Inc., or Excel, conducts our mortgage lending and real estate services operations.

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

Our Company

           We are an established nationwide independent residential mortgage lender. We were founded in 1995 by members of our current management team, who have extensive experience and an established track record of operating our Company through multiple market cycles. We originate, sell and service residential mortgage loans. We primarily originate conventional mortgage loans eligible for sale to U.S. government-sponsored enterprises, or GSEs, including Fannie Mae, Freddie Mac, and government mortgage loans eligible for government securities issued through Ginnie Mae. We originate and acquire mortgage loans through our Correspondent, Wholesale and Retail origination channels. For the year ended December 31, 2014, we had $2.8 billion in origination volume, a slight increase over 2013.

           We primarily operate as a residential mortgage lender and are focused on expanding our mortgage lending platform providing conventional and government-insured mortgage loans as well as look to provide innovative products to meet the needs of borrowers in the dynamic mortgage compliance environment in which we operate. To a lesser extent, we provide real estate services and manage our long-term mortgage portfolio. The real estate service segment was created in 2008 to provide solutions to the distressed mortgage and real estate markets, including loan modifications, real estate disposition, monitoring and surveillance services and real estate brokerage. The long-term mortgage portfolio predominantly includes non-conforming mortgage loans originated between 2002 and 2007, and is decreasing in size from principal pay-downs and default liquidations. Since we are no longer adding new mortgage loans to the long-term mortgage portfolio, we expect that the real estate services and long-term mortgage portfolio segments will become less meaningful in the future, unless we are able to generate business from unrelated parties.

           Our warehouse lending group offers funding facilities to approved lenders focusing on smaller mortgage bankers and credit unions. These facilities allow our customers the ability to fund mortgage loans and sell closed loans to their investors. Our funding facilities are repaid when our customer sells the loans to the investor. Offering warehouse lending provides added value for our correspondent customers, which we believe will increase the capture rate from our currently approved customers and increase volumes in our correspondent channel.

           Our operating segments include Mortgage Lending, Real Estate Services and the Long-Term Mortgage Portfolio. A description of each operating segment is presented below with further details and discussions of each segments' results of operations presented in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations."

           Mortgage Lending—As a nationwide mortgage lender, we are approved to originate and service Fannie Mae, Freddie Mac and Ginnie Mae eligible loans. We primarily originate, sell and service conventional, conforming agency and government insured residential mortgage loans originated or acquired through our three channels: Correspondent, Wholesale and Retail. Our mortgage lending operation generates origination and processing fees, net of origination costs, at the time of origination as well as gains or unexpected losses when the loans are sold to third party investors, including the GSEs and Ginnie Mae. We retain servicing rights from the mortgage originations and earn servicing fees, net of sub-servicer costs, from our mortgage servicing portfolio. From time to time we sell our servicing rights from our servicing portfolio.

           Real Estate Services—We provide loss mitigation and real estate services primarily on our own long-term mortgage portfolio, including default surveillance, loan modification services, short sale services (where a lender agrees to take less than the balance owed from the borrower), real estate owned (REO) surveillance and disposition services and monitoring, reconciling and reporting services for residential and multifamily mortgage portfolios. We provide services to investors, servicers and individual borrowers primarily focusing on loss mitigation and performance of our own long-term mortgage portfolio. These operations are conducted by IMC.

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

           Additionally, we have a corporate segment, which includes unallocated corporate and other administrative costs, that prior to 2013 was included with the Long-Term Mortgage Portfolio. We also have a discontinued operations segment that primarily includes legacy repurchase liability exposure, and expenses and liabilities associated with litigation matters that pertain to our discontinued operations.

Recent Developments

           In January 2015, the Company, and its wholly-owned subsidiary, IMC, entered into an Asset Purchase Agreement with CashCall, Inc. (CashCall) pursuant to which IMC agreed to purchase certain assets and assume certain liabilities of CashCall's residential mortgage operations. CashCall's residential mortgage operation, which includes the complete origination platform, systems and personnel, will operate as a separate division of IMC under the name CashCall Mortgage (CCM). This division will operate as a centralized call center that utilizes a marketing platform to generate customer leads through the internet and call center loan agents. With the addition of CCM we will have a scalable retail platform able to expand quickly and efficiently. By using its marketing to generate internal leads, we expect CCM to be able to compete with some of the largest internet lenders across the nation. In addition, we intend to leverage this same marketing platform to expand volumes of our new AltQM products and CCM will be able to leverage our state licenses to expand its national lending footprint.

           Prior to 2015, CashCall was a correspondent seller where we purchased closed loans on a bulk basis. As a result of the acquisition, we expect our correspondent volume to decline, but our retail volume should increase significantly. In 2013, CashCall's mortgage division was ranked by the Mortgage Bankers Association as the 31st largest residential mortgage originator with approximately $6.5 billion in total originations. In the fourth quarter of 2014, CashCall's mortgage division volume was approximately $800 million. As a centralized retail call center, loan applications are received and taken by loan agents directly from consumers and through the internet. As a result of the acquisition of CCM, we expect to significantly increase our retail direct origination volume since CashCall will no longer be a correspondent seller as its mortgage operations will now be part of the Impac Mortgage Corp. platform beginning in 2015.

           During the third quarter of 2014, we rolled out and began originating non-qualified mortgage (non-QM) loans, marketed under our 'AltQM' label. The predominant amount of the originations has come through our wholesale lending channel. However, we expect the CCM division to increase originations through the retail call center as well as correspondent customers to begin delivering loans that meet our AltQM program guidelines. In conjunction with launching these new AltQM products, we established a strategic investor relationship with an institution that provides balance sheet capacity to fund these non-conforming loans.

           The mortgage lending industry is highly competitive, and may become more competitive as a result of legislative, regulatory, economic, and technological changes, as well as consolidation or expansion. Our competitors include money center banks, regional and community banks, thrifts, credit unions, real estate brokerage firms, mortgage brokers and mortgage banking companies.

Continuing Operations

Mortgage Lending Operations

           Our mortgage lending activities primarily consist of the origination, sale and servicing of conventional loans eligible for sale to Fannie Mae and Freddie Mac, and government-insured loans eligible for Ginnie Mae securities issuance. We currently originate and fund mortgages through our wholly-owned indirect subsidiary, IMC. In order to originate mortgage loans we must be able to finance them and hold them on our balance sheet until such loans are sold, generally within 10 to 20 days. In order to do this we must have lines of credit with banks (called warehouse lines) that allow us the short term funding required.

           The following table presents selected data from our mortgage lending operations for the year ended December 31, 2014 and 2013:

	For the year ended December 31,
(in millions)	2014	2013	% Change
Originations	$2,848.8	$2,548.4	12%
Servicing Portfolio	2,267.1	3,128.6	–28%
Mortgage servicing rights	24.4	36.0	–32%

           Our origination volumes increased 12% in 2014 to $2.8 billion as compared to $2.5 billion for the prior year. In 2014, our correspondent channel achieved the most significant growth as a percentage of total originations. As interest rates began to rise in May 2013, we saw the refinance volumes decline significantly. With the increase in rates, our lending volumes in the latter part of 2013 and early 2014 were lower than what we anticipated resulting in a net loss for the mortgage lending segment. In the second half of 2014 correspondent volumes increased primarily due to the acquisition of mortgages from CashCall. It was this relationship that led to the opportunity to acquire the residential mortgage operations of CashCall in the first quarter of 2015.

           Our mortgage servicing portfolio decreased in 2014 primarily due to the sale of servicing rights in excess of servicing-retained sales of conforming GSE-eligible loans and government-insured loans eligible for Ginnie Mae securities. In 2014, we sold $3.3 billion in UPB of servicing rights partially offset by servicing retained loan sales of $1.9 billion of conforming GSE-eligible loans and issued $790.0 million of government securities through Ginnie Mae on a servicing retained basis.

           We have three origination channels to originate or acquire mortgage loans—wholesale, correspondent and retail. Each channel produces similar mortgage loan products and applies similar underwriting standards. At December 31, 2014, we had one operational fulfillment center located in Irvine, California.

	For the year ended December 31,
(in millions)	2014	%	2013	%
Originations by Channel:
Wholesale	$598.9	21%	$971.2	38%
Correspondent	2,169.6	76%	867.8	34%
Retail	80.3	3%	709.4	28%

Total originations	$2,848.8	100%	$2,548.4	100%

           Wholesale—In a wholesale transaction, our account executives work directly with mortgage brokers who originate and document loans for delivery to our operational center where we underwrite and fund the mortgage loan. Each loan is underwritten to our underwriting standards and if approved, the borrower is sent new disclosures under our name and the loan is funded in the name of Impac Mortgage.

           Prior to accepting loans from mortgage brokers, each mortgage broker is required to meet our guidelines for minimum experience, credit score and net worth. We also obtain a third-party due diligence report for each prospective broker that verifies licensing and provides information on any industry sanctions that might exist. In addition, each mortgage broker is required to sign our broker agreement that contains certain representations and warranties from the brokers. For the year ended December 31, 2014, we closed loans totaling $598.9 million in this origination channel, which equaled 21% of total originations, as compared to $971.2 million or 38% of total originations during 2013.

           Correspondent—Our correspondent channel represents mortgage loans acquired from our correspondent sellers. Our correspondent channel has historically targeted a market of small banks, credit unions and small mortgage banking firms. Prior to accepting loans from correspondent sellers, each seller is underwritten to determine if it meets financial and other guidelines. Our review of each prospective seller includes obtaining a third party due diligence report that verifies licensing, insurance coverage, quality of recent Federal Housing Administration (FHA) originations and provides information on any industry sanctions that might exist. In addition, each seller is required to sign our correspondent seller agreement that contains certain representations and warranties from the seller allowing us to require the seller to repurchase a loan sold to us for various reasons including (i) ineligibility for sale to GSEs, (ii) early payment default, (iii) early pay-off or (iv) if the loan is uninsurable by a government agency.

           In our correspondent channel, the correspondent seller originates and closes the loan. After the loan is originated, the correspondent seller provides the needed documentation and information to us to review and determine if it meets our underwriting guidelines. The loan is acquired by us only after we approve it for purchase. We focus on customer service for our clients by facilitating prompt review by our due diligence team, providing bid pricing on both newly originated and seasoned portfolios, enabling clients to deliver one loan at a time on a flow basis and providing clients with expedited funding timelines. We purchase conventional loans eligible for sale to the GSEs and government-insured loans eligible for Ginnie Mae securities. For the year ended December 31, 2014, we closed loans totaling $2.2 billion in the correspondent origination channel, which equaled 76% of total originations, compared to $867.8 million or 34% of total originations during 2013.

           As a result of the acquisition of CashCall's mortgage operations in the first quarter of 2015, we expect to see a decline in correspondent volume and an increase in retail volume.

           Retail—Beginning in January 2014, we originated retail loans using a centralized approach through our call center. When loans are originated on a retail basis, the origination documentation is completed inclusive of customer disclosures and other aspects of the lending process and funding of the transaction is completed internally. Our call center representatives contact borrowers through either inbound or outbound marketing campaigns sourced from purchase-money and refinance mortgage leads along with portfolio retention within our servicing portfolio. For the year ended December 31, 2014, we closed $80.3 million of loans in this origination channel, which equaled 3% of total originations, as compared to $709.4 million or 28% of total originations during 2013 prior to the sale of our retail branch offices.

           As stated above, in January 2015, we entered into an Asset Purchase Agreement to acquire CashCall's residential mortgage operations. CashCall, a leading direct-to-consumer originator based in Orange, California, utilizes a high-volume, rapid turn time funding model with a focus on providing exceptional customer service. CashCall has proven expertise in multifaceted and other mass media marketing and we believe will further diversify IMC's origination channels and capabilities. The acquisition of CashCall's residential lending platform will add a centralized retail call center to IMC's current business-to-business origination channels and provides additional capacity to process increased origination volumes of expanded products including the our AltQM loan programs and government insured Ginnie Mae programs, while profitably creating long-term servicing assets for IMC.

           Since 2011, we have provided loans to customers predominantly in the Western U.S. with California, Washington and Arizona comprising 70% of originations in 2014. Currently, we provide nationwide lending with our retail call center and our correspondent sellers and mortgage brokers. We have one primary loan origination fulfillment center in Irvine, California.

Originations

           Our loan products primarily include conventional loans for Fannie Mae and Freddie Mac and loans insured by Federal Housing Administration (FHA), Veteran's Administration (VA) and U.S. Department of Agriculture (USDA). We have also enhanced our product offering to include more loan products less sensitive to changing interest rates, including FHA 203(k), a home improvement loan that provides the borrower funds to make renovations, reverse mortgages, intermediate Adjustable Rate Mortgages and GSE and government-insured loan programs such as Home Affordable Refinance Program (HARP) loans which help timely paying borrowers to refinance into a loan with a lower interest rate despite the loan balance being greater than the estimated fair value of their home. We believe that these loan products will prepay at a slower rate as compared to other products. By retaining these loan products in our servicing portfolio, we expect to maintain a less volatile mortgage servicing portfolio.

           Additionally, as stated above, in the third quarter of 2014 we began originating non-qualified mortgage (non-QM) loans, marketed under our 'AltQM' label. We believe there is an underserved mortgage market for borrowers with good credit who may not meet the new QM guidelines set out by the Consumer Financial Protection Bureau (CFPB). In our opinion, as the demand by consumers for a non-QM product grows and the investor appetite increases, non-QM mortgages will be in more demand. We have established strict lending guidelines, including determining the prospective borrowers' ability to repay the mortgage, which we believe will keep delinquencies and foreclosures at acceptable levels.

           Originations by loan type for 2014 and 2013 are as follows.

	For the year ended December 31,
(in millions)	2014	2013	% Change
Government (1)	$817.8	$731.4	12%
Conventional (2)	1,947.7	1,788.0	9%
Other (3)	83.3	29.0	187%

Total originations	$2,848.8	$2,548.4	12%

(1)
Includes government-insured loans including FHA, VA and USDA
(2)
Includes loans eligible for sale to Fannie Mae and Freddie Mac
(3)
Includes $7.0 million of AltQM mortgages originated during 2014

Loan Sales—Selling Loans to GSEs, Issuing Ginnie Mae Securities and Selling Loans on a Whole Loan Basis

           We sell our mortgage loans to the secondary market, including sales to the GSEs and issuing securities through Ginnie Mae. We primarily sell loans on a servicing-retained basis where the loan is sold to an investor such as Fannie Mae, and we retain the right to service that loan, called mortgage servicing rights, or MSRs. We also "sell" loans to Ginnie Mae by issuing Ginnie Mae securities through a process whereby a pool of loans is transferred to Ginnie Mae as collateral for a government mortgage-backed security. To a lesser extent, we sell our residential mortgage loans on a whole loan basis where the investor also acquires the servicing rights.

           The following table indicates the breakdown of our loan sales to GSEs, issuance of Ginnie Mae securities and loans sold to investors on a whole loan basis for the periods as indicated:

	For the year ended December 31,
(in millions)	2014	2013
Fannie Mae	$892.4	$1,497.3
Freddie Mac	992.8	227.9
Ginnie Mae	790.0	638.8

Total servicing retained sales	$2,675.2	$2,364.0
Other (servicing released)	70.8	102.6

Total loan sales	$2,746.0	$2,466.6

Mortgage Servicing

           Upon our sale of loans to GSEs or the issuance of securities through Ginnie Mae, we generally retain the servicing rights with respect to the mortgage loans. We also sell loans on a servicing-released basis to secondary market investors where we do not retain the servicing rights. When we retain servicing rights, we are entitled to receive a servicing fee which is collected from interest payments made by the borrower and paid to us on a monthly basis equal to a specified percentage, typically between 0.25% and 0.44% per annum of the outstanding principal balance of the loans. We may also be entitled to receive additional servicing compensation, such as late payment fees and earn additional income through the use of non-interest bearing escrows. As a mortgage servicer, we are required to advance certain amounts to meet the contractual loan servicing requirements for certain investors. We may advance principal, interest, property taxes and insurance for borrowers that have become delinquent, plus any other costs to preserve the property. Also, we will advance funds to maintain, repair and market foreclosed real estate properties. Such advances are typically repaid when the loan becomes current or repaid from the proceeds generated from the sale of the property subsequent to foreclosure.

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

           During 2014, the mortgage servicing portfolio decreased to $2.3 billion as of December 31, 2014 from $3.1 billion at the end of 2013, generating gross servicing fees of $6.7 million, and $6.8 million in 2014 and 2013, respectively. We have been selling servicing rights to fund the expansion of origination volumes resulting in a decrease in our servicing portfolio. We may continue to monetize servicing rights as needed in the future. Furthermore, the value of mortgage servicing rights are effected by increases and decreases in mortgage interest rates. Therefore, volatility in mortgage rates generally causes volatility in the value of mortgage servicing rights.

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

           Our criteria for underwriting generally include, but are not limited to, full documentation of borrower's income, assets, other relevant financial information, the specific agency's eligible loan-to-value ratios, borrower's debt-to-income ratio and full appraisals when required. Variances from any of these standards are permitted only to the extent allowable under the specific program requirements. Our underwriting procedures for all retail and wholesale loans require the use of a GSE automated underwriting systems (AUS). Our underwriting procedures for all correspondent loans that have been originated by a correspondent seller includes a third party file review including verification that the borrower's credit and the collateral meets our applicable program guidelines and an appropriate AUS report has been completed. They also verify the loan is compliant with regulatory guidelines, including the ability to repay. In addition, the third-party performs pre-funding quality control procedures prior to our acquisition of the loan. Management reviews the reports prior to the acquisition of any correspondent loan.

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

           Prior to funding, retail and wholesale loans are reviewed internally by our quality control department to verify the loan conforms to our program guidelines and meets state and federal compliance guidelines. Prior to the acquisition of a correspondent loan, we perform pre-funding quality control procedures. Management reviews the reports prior to the acquisition of any correspondent loan. We also perform post origination quality controls procedures on at least 10% of all mortgage loans funded or acquired. Additionally, we closely monitor the servicing performance of loans retained in our mortgage servicing portfolio to identify any opportunities to improve our underwriting process or procedures and identify any issues with mortgage brokers or correspondent sellers. Findings are summarized monthly and the appropriate changes are implemented.

           Our risk management committee, comprised of senior management, meets weekly to identify, monitor, measure and mitigate key risks in the organization. The committee's responsibilities, sometimes delegated to sub-committees, include monitoring the hedging positions and its effectiveness in mitigating interest rate risk, status of aged unsold loans, status of loans on the warehouse lines, the review of quality control reports, review of servicing portfolio and loan performance and the adequacy of the repurchase reserve and methodology.

  Hedging

           We are exposed to interest rate risks relating to our mortgage lending operations. Our strategy is to mitigate the market and interest rate risk from loan originations by either selling newly originated loans to GSEs or issuing Ginnie Mae mortgage-backed securities. We typically attempt to sell our mortgage loans within 10 to 15 days from acquisition or origination.

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

  •
  Loan modification solutions to individual borrowers. We interact with loan servicers and borrowers to assist them in lowering the monthly mortgage payments, which allows them to make their mortgage payments and possibly remain in their homes. We earn fees for these services once the modification is completed;

  •
  Real Estate Owned (REO) surveillance and disposition services. We provide these services to portfolio managers and servicers to assist them with improving portfolio performance by maximizing liquidation proceeds from managing foreclosed real estate assets. We also provide short sale (where a lender agrees to take less than the balance owed from the borrower) services on pre-foreclosure properties for servicers, investors and institutions with distressed and delinquent residential and multifamily mortgage portfolios, these services also included real estate brokerage services; and

  •
  Monitoring, reconciling and reporting services for residential and multifamily mortgage portfolios for investors and servicers.

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

           Our long-term mortgage portfolio includes adjustable rate and, to a lesser extent, fixed rate Alt-A single-family residential mortgages and commercial (primarily multifamily residential loans) mortgages that were acquired and originated primarily by our discontinued, non-conforming mortgage lending operations and retained in our long-term portfolio before 2008. Alt-A mortgages are primarily first lien mortgages made to borrowers whose credit was generally within typical Fannie Mae and Freddie Mac guidelines but have loan characteristics that make them non-conforming under those guidelines.

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

           Commercial mortgages in our long-term mortgage portfolio are primarily adjustable rate mortgages with initial fixed interest rate periods of two, three, five, seven and ten years that subsequently convert to adjustable rate mortgages (hybrid ARMs), and are primarily secured with multi-family residential real estate. Commercial mortgages have provided greater asset diversification on our balance sheet as borrowers of commercial mortgages typically have higher credit scores and commercial mortgages typically have lower LTVs.

           Historically, we securitized mortgages in the form of collateralized mortgage obligations, or CMOs, which were consolidated and accounted for as secured borrowings for financial statement purposes. Securitized mortgages in the form of real estate mortgage investment conduits, or REMICs, were either consolidated or unconsolidated depending on the design of the securitization structure. We consolidated the variable interest entity, or VIE, as the primary beneficiary of the sole residual interest in each securitization trust where we also performed the master servicing. Amounts consolidated were included in trust assets and liabilities as securitized mortgage collateral, real estate owned, derivative assets, securitized mortgage borrowings and derivative liabilities in the accompanying consolidated balance sheets. At December 31, 2014, our residual interests in securitizations (represented by the difference between total trust assets and total trust liabilities) increased to $17.2 million, compared to $10.6 million at December 31, 2013.

           Since 2007, we have not added any mortgages to our long-term mortgage portfolio.

           For additional information regarding the long-term mortgage portfolio refer to Item 7. "Management's Discussion and Analysis of Financial Condition," and Note 10. "Securitized Mortgage Trusts" in the notes to the consolidated financial statements.

Master Servicing

           Until 2007, we were retaining master servicing rights on substantially all of our non-conforming single-family residential and commercial mortgage acquisitions and originations that were sold through securitizations. Since 2008, we have not retained any additional master servicing rights, but have continued to be the master servicer of previously retained master servicing rights. The function of a master servicer includes collecting loan payments from loan servicers and remitting loan payments, less master servicing fees receivable and other fees, to a trustee or other purchaser for each series of mortgage-backed securities or mortgages master serviced. In addition, as master servicer, we monitor compliance with the servicing guidelines and perform or contract with third parties to perform all functions not adequately performed by any loan servicer. The master servicer is also required to advance funds, or cause the loan servicers to advance funds, to cover principal and interest payments not received from borrowers depending on the status of their mortgages, but only to the extent that it is determined that such advances are recoverable either from the borrower or from the liquidation of the property. Master servicing fees are generally 0.03% per annum on the unpaid principal balance of the mortgages serviced. As a master servicer, we also earn income or incur expense on principal and interest payments received from borrowers until those payments are remitted to the investors of those mortgages. Fees from the master servicing portfolio have declined significantly due to a decrease in principal balances since the end of 2008, which affects the amount we earn on balances held in custodial accounts. At December 31, 2014, we were the master servicer for approximately 29,000 mortgages with an unpaid principal balance of approximately $7.7 billion of which $1.7 billion of those loans were 60 or more days delinquent. At December 31, 2014, we were also the master servicer for unconsolidated securitizations (included in the total master servicing portfolio above) totaling approximately $944 million in unpaid principal balance of which $354 million of those loans were 60 or more days delinquent. Fees earned from master servicing are separate from those earned from mortgage servicing which are generated from servicing rights from new originations since 2011.

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

           The corporate segment also includes debt expense related to the Convertible Notes due in 2018 as well as capital leases. Debt service expense is not allocated to the mortgage lending, real estate services or long-term mortgage portfolio segments. We have taken advantage of very low financing rates and entered into capital lease arrangements to finance the purchase of equipment, mostly computer equipment, used in all three segments. The interest expense associated with the capital leases is not allocated and remains in this segment.

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

           In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act is a sweeping overhaul of the financial regulatory system. The Dodd- Frank Act has increased, and will continue to increase, regulation of the mortgage industry, including: generally prohibiting lenders from making residential mortgage loans unless a good faith determination is made of a borrower's creditworthiness based on verified and documented information; requiring the Consumer Financial Protection Bureau (CFPB) to enact regulations, which were recently finalized, to help assure that consumers are provided with timely and understandable information about residential mortgage loans that protect them against unfair, deceptive and abusive practices; and requiring federal regulators to establish minimum national underwriting guidelines for residential mortgages that lenders will be allowed to securitize without retaining any of the loans' default risk.

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

Competition

           We operate in a highly competitive industry that could become even more competitive as a result of legislative, regulatory, economic, and technological changes, as well as continued consolidation or expansion. Our competitors include banks, thrifts, credit unions, real estate brokerage firms, mortgage brokers and mortgage banking companies. Competition is based on a number of factors including, among others, customer service, quality and range of products and services offered, price, reputation, interest rates, lending limits and customer convenience. To compete effectively, we must have a very high level of operational, technological, and managerial expertise, as well as access to capital at a competitive cost. Many of our competitors are larger than we are and have access to greater financial resources than we do, which can place us at a competitive disadvantage. In addition, many of our largest competitors are banks or affiliated with banking institutions, the advantages of which include, but are not limited to, the ability to hold new mortgage loan originations in an investment portfolio and having access to financing with more favorable terms than we do, including lower funding costs with bank deposits as a source of liquidity.

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

Employees

           As of December 31, 2014 and 2013, we had a total of 298 and 312 employees, respectively. Management believes that relations with our employees are good. We are not a party to any collective bargaining agreements.

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

           We believe that a key driver of growth of our profitability will be increasing our mortgage origination volumes. Our success is dependent on many factors, some of which we can control and others we cannot, such as the documentation and data capture technology, increasing our loan origination operational capacities, incorporating CashCall mortgage operations into our systems, attracting qualified employees, ability to maintain our approvals with Fannie Mae, Freddie Mac, Ginnie Mae and other investors, ability to increase our mortgage servicing portfolio, the ability to obtain adequate warehouse borrowing capacity, the ability to adequately maintained loan quality and manage the risk of losses from repurchases, and the changing regulatory environment for mortgage lending and the ability to fund our originations.

           The ability to generate revenues in the real estate services segment is based on our ability to continue to provide services to the long-term mortgage portfolio, and seek opportunities to provide services to unrelated third parties.

           Realizing cash flows from our mortgage portfolio is dependent on the performance of the underlying mortgage loans and the performance of the servicers. At December 31, 2014, our debt obligations, consisting of our trust preferred securities, junior subordinated notes, bank loans, convertible notes and the short-term structured debt were an aggregate of approximately $100.8 million in outstanding net principal balance. If we are unable to generate net income from our mortgage lending operations and real estate services and cash flows from our mortgage portfolio, we may be unable to satisfy our future operating costs and liabilities, including repayment of our debt obligations.

If we are unable to meet or maintain the necessary financial covenant requirements with lenders or satisfy, or obtain waivers from, the continuing covenants, this could have a material adverse effect on our financial condition and results of operations.

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

           Future financing sources may include borrowings in the form of credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities, structured financing arrangements, public and private equity and debt issuances and derivative instruments, in addition to transactions or asset specific funding arrangements. Our access to sources of financing depends upon a number of factors some of which we have little or no control, including general market conditions, resources and policies or lenders. Under current market conditions, many forms of structured financing arrangements are generally unavailable, which also in the past has limited our ability to borrow under short term warehouse and repurchase agreements that are intended to be refinanced by such financings. In addition, if regulatory capital requirements imposed on our private lenders change, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity. Consequently, the expansion of our mortgage lending operations may be dictated by the cost and availability of financing, specifically warehouse facilities. Depending on market conditions at the relevant time, we may have to rely more heavily on additional equity issuances, which may be dilutive to our shareholders, or on less efficient forms of debt financing that require a larger portion of our cash flow from operations, thereby reducing funds available for our operations and future business opportunities. We cannot assure you that we will have access to such equity or debt capital on favorable terms (including, without limitation, cost and term) at the desired times, or at all, which could negatively affect our results of operations. If our access to such funds are restricted or are on terms that are materially changed, we may not be able to continue those operations which may affect our income and loan origination volumes.

Mortgage market conditions have had and may continue to have a material adverse effect on our earnings and financial condition.

           Our results of operations are materially affected by conditions in the mortgage and real estate markets, the financial markets and the economy generally. Beginning in 2007, the mortgage industry and the single-family residential housing markets, and to a lesser extent multifamily residential housing markets, were adversely affected as home prices declined and delinquencies and defaults significantly increased. Borrowers found it difficult to refinance due to home price depreciation and lenders tightened their underwriting guidelines, which led to further increases in defaults and credit losses. During 2013 and into 2014, although housing prices rebounded in parts of the U.S., the Company continued to be negatively affected. As a result, non-conforming mortgage loans have not performed up to historical expectations, and the fair value of non-conforming mortgage loans deteriorated. This, in turn, previously resulted in declining revenues and increased expenses associated with the long-term mortgage portfolio, including increases in loan losses and impairment charges, losses sustained in the operation of real estate properties acquired in foreclosure proceedings and foreclosure related professional fees. These factors previously led to deterioration in the quality of the Company's long-term mortgage portfolio, as evidenced by the delinquencies, foreclosures and credit losses.

           The adverse market conditions have affected our mortgage loan delinquencies and REO in the long-term mortgage portfolio. At December 31, 2014, the Company's long-term mortgage portfolio had 20.3% or $1.4 billion of loans that were 60 days or more delinquent, included in continuing and discontinued operations, compared to 22.4% or $1.7 billion at December 31, 2013. REO decreased 1% to $18.8 million at December 31, 2014 as compared to $18.9 million at December 31, 2013. Losses from the sale of REO are within the nonrecourse securitization trusts but could result in reduced cash flows from the Company's residual interests in respective securitizations. These conditions, which increase the cost and reduce the availability of debt, may continue or worsen in the future.

           The disruption in the capital markets and secondary mortgage markets has also reduced liquidity and investor demand for mortgage loans and mortgage backed securities, while yield requirements for these products have increased. Continuing concerns about the declining real estate market, as well as inflation, energy costs, geopolitical issues and the availability and cost of credit, have contributed to increased volatility and diminished expectations for the mortgage markets going forward. The mortgage market has been severely affected by changes in the lending landscape and there is no assurance that these conditions have stabilized or that they will not worsen. These unprecedented disruptions and deterioration of the mortgage market have had, and may continue to have, an adverse effect on the Company's results of operations and financial condition.

           As a result of tightening of credit guidelines in the overall mortgage market, a decline in financed real estate transactions, volatile interest rates, current economic conditions, the extremely difficult and complex mortgage and credit regulatory environment and other factors it is projected by some mortgage organizations that mortgage originations during 2014 may be at low volumes. As a result we may experience reduced volumes and thereby reduced income unless we are able to garner a greater market share of originations or sufficiently reduce costs. In addition, volatility in mortgage interest rates could cause volatility in the value of our mortgage servicing rights, resulting in volatile or adverse financial results.

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

           The regulatory changes in loan originator compensation, qualified mortgages requirements and other regulatory restrictions may put us at a competitive disadvantage to our competitors. Since some banks and financial institutions are not subject to the same regulatory changes as mortgage lenders, they could have an advantage over independent mortgage lenders. As a result of the nature of our operations, our capital, costs, source of funds and other similar factors may affect our ability to maintain and grow lending.

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

Our hedging strategies implemented by our mortgage lending operations may not be successful in mitigating our risks associated with the market movement of interest rates.

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

           We originate and acquire various types of residential mortgage products to consumers and our customers. During the third quarter of 2014, we began to offer non-Qualified Mortgage loan products being marketed as AltQM, which, unlike Qualified Mortgages, do not benefit from a presumption that the borrower has the ability to repay the loan. We understand that these types of products are new in today's marketplace and while we have taken great steps to try and mitigate any exposure and insure that we have made a reasonable determination that the borrowers will have the ability to repay the loan, this type of product does have increased risk and exposure to litigation and claims of borrowers. If, however, we were to make a loan as to which we did not satisfy the regulatory standards for ascertaining the borrower's ability to repay the loan, the consequences could include giving the borrower a defense to repayment of the loan, which may prevent us from collecting interest and principal on that loan. If we have sold the loan or the servicing of the loan, this may violate the representations and warranties we made in such a sale and impose upon us an obligation to repurchase the loan.

Our performance may be adversely affected by the performance of parties who service or sub-service our mortgage loans.

           We contract with third parties for the servicing of our mortgage loans in our long-term mortgage portfolio, for which we are the master servicer, and the servicing portfolio in our mortgage lending operations, however we retain primary responsibility to insure the loans are serviced meeting contractual and regulatory requirements. Our operations, performance and liabilities are subject to risks associated with inadequate or untimely servicing. If a servicer defaults or fails to perform to certain standards then this can be deemed to be a default or failure by us to perform those duties or functions. If we, or our sub-servicers, commit a material breach of our obligations as a servicer or master servicer, we may be subject to damages or termination if the breach is not cured within a specified period of time following notice, causing us to lose servicing income. In addition, we may be required to indemnify the investor or securitization trustee against losses from any failure by us, as master servicer or on behalf of the sub-servicer, to perform the servicing obligations properly. If, as a result of a servicer or sub-servicer's failure to perform adequately, we were terminated as servicer by an investor or master servicer of a securitization, the value of any servicing or master servicing rights held by us could be adversely affected. Also, this could affect the cash flow generated by our servicing rights portfolio.

           Poor performance by a sub-servicer may result in greater than expected delinquencies and foreclosures and losses on our mortgage loans or, in the case of our long-term mortgage portfolio, in our resulting exposure to investors, bond holders, bond insurers or others to whom we are responsible for the performance of our loan sub-servicers. A substantial increase in our delinquency or foreclosure rate could adversely affect our ability to access the capital and secondary markets for our financing needs. With respect to our long-term mortgage portfolio, greater delinquencies would adversely affect the value of our cash flows and residual interests, if any, we hold in connection with that securitization.

           We believe one of our subservicers has experienced recent disputes or disagreements with a regulator and a securitization trustee regarding their servicing performance and documentation (although we are not aware whether this relates to our portfolio). If one of our subservicers experiences regulatory issues that affect its ability to service the loans in our long-term mortgage portfolio, or a securitization trustee demands that we change a subservicer based on a valid reason as enumerated in the securitization documents, we may be required to terminate the subservicer. If that were to occur, it may adversely affect the performance of the loans being serviced and we may be subject to fees, expenses, costs or damages as a result.

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

           At the end of our 2014 taxable year, we had net operating loss (NOL) carry-forwards of approximately $495.9 million for federal income tax purposes and approximately $427.3 million for state income tax purposes. Although, under existing tax rules, we are generally allowed to use those NOL carry-forwards to offset taxable income in subsequent taxable years, our ability to use those NOL carry-forwards to offset income may be severely limited to the extent that we experience an ownership change within the meaning of Section 382 of the Internal Revenue Code. These provisions could also limit our ability to deduct certain losses (built-in losses) we recognize after an ownership change with respect to assets we own at the time of the ownership change. In general, an ownership change, as defined by Section 382, results from transactions increasing ownership of certain stockholders or public groups in our stock by more than 50% over a three-year period. In addition, the generation of taxable income from cancellation of debt may further reduce the NOL. Any limitation on our NOL carry-forwards that could be used to offset taxable income would adversely affect our liquidity and cash flow, as and when we become profitable. We may not generate sufficient taxable income in future periods to be able to realize fully the tax benefits of our NOL carry-forwards. In 2013, the Company enacted a NOL rights plan, approved by stockholders, which is designed to mitigate the risk of losing net operating loss carry-forwards and certain other tax attributes from being limited in reducing future income taxes. An NOL rights plan does not prevent a change of control transaction but instead strongly discourages it.

Our vendor relationships subject us to a variety of risks.

           We have significant vendors that, among other things, provide us with financial, technology and other services to support our mortgage loan servicing and origination businesses. With respect to vendors engaged to perform activities required by servicing criteria, we have elected to take responsibility for assessing compliance with the applicable servicing criteria for the applicable vendor and are required to have procedures in place to provide reasonable assurance that the vendor's activities comply in all material respects with servicing criteria applicable to the vendor, including but not limited to, monitoring compliance with our predetermined policies and procedures and monitoring the status of payment processing operations. In the event that a vendor's activities do not comply with the servicing criteria, it could negatively impact our servicing agreements. In addition, if our current vendors were to stop providing services to us on acceptable terms, including as a result of one or more vendor bankruptcies due to poor economic conditions, we may be unable to procure alternatives from other vendors in a timely and efficient manner and on acceptable terms, or at all. Further, we may incur significant costs to resolve any such disruptions in service and this could adversely affect our business, financial condition and results of operations. Additionally, in April 2012 the CFPB issued CFPB Bulletin 2012-03 which states that supervised banks and non-banks could be held liable for actions of their service providers. As a result, we could be exposed to liability, CFPB enforcement actions or other administrative penalties if the vendors with whom we do business violate consumer protection laws.

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

           We originate loans eligible for sale to Fannie Mae, Freddie Mac and government insured or guaranteed loans, such as FHA, VA and USDA loans, and loans eligible for Ginnie Mae securities issuance. We also service loans sold to the GSEs. We believe that having the ability to both sell loans directly to these agencies and issue Ginnie Mae securities gives us an advantage in the overall mortgage origination market. In 2008, the GSEs were placed in a conservatorship by the U.S. government. The government may eliminate over time the role of the GSEs in guaranteeing mortgages and purchasing mortgage loans, as well as proposals to implement reforms relating to borrowers, lenders, and investors in the mortgage market, including reducing the maximum size of a loan that the GSEs can purchase, phasing-in a minimum down payment requirement for borrowers, improving underwriting standards, and increasing accountability and transparency in the securitization process. There have been discussions concerning the ability or right of the GSEs to limit the amount of loans a company can sell to them based upon the company's net worth. This could negatively impact our growth.

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

           Individual and class action lawsuits and regulatory actions alleging improper marketing practices, abusive loan terms and fees, disclosure violations and other matters are risks faced by all mortgage originators. We are a defendant in purported class actions pending in different states and could be named in other matters. Some of the actions allege generally that the loan originator (whether or not Impac) improperly charged fees in violation of various state lending or consumer protection laws in connection with mortgages that we acquired while others allege that our lending or servicing practice was a statutory violation, an unlawful business practice, an unfair business practice or a breach of a contract. They generally seek unspecified compensatory damages, punitive damages, pre- and post-judgment interest, costs and expenses and rescission of the mortgages, as well as a return of any improperly collected fees. We are subject to a purported class action lawsuit relating to the tender of our preferred stock that is seeking cumulative dividends, unpaid dividends and the election of two directors by the preferred holders. We will incur defense costs and other expenses in connection with the lawsuits, and we cannot assure you that the ultimate outcome of these or other actions will not have a material adverse effect on our financial condition or results of operations. In addition to the expense and burden incurred in defending any of these actions and any damages that we may suffer, our management's efforts and attention may be diverted from the ordinary business operations in order to address these claims. Plus, we may be deemed in default of our warehouse lines if a judgment for money that exceeds specified thresholds is rendered against us. If the final resolution of this litigation is unfavorable to us in any of these actions, our financial condition, results of operations and cash flows might be materially adversely affected.

Litigation in the mortgage industry related to securitizations against issuers, sellers, servicers, originators, underwriters and others may adversely affect our business operations.

           As defaults, delinquencies, foreclosures, and losses in the real estate market continue, there have been lawsuits by various investors, insurers, underwriters and others against various participants in securitizations, such as sponsors, depositors, underwriters, servicers and loan sellers. Some lawsuits have alleged that the mortgage loans had origination defects, that there were misrepresentations made about the mortgage loans and the parties failed to properly disclose the quality of the mortgage loans or repurchase defective loans that servicing standards were not maintained or that there were other misrepresentations or representations. There have been claims related to our securitizations contending errors or misrepresentations in the securitization documents or process itself. Historically, we both securitized and sold mortgage loans to third parties that may have been deposited or included in pools for securitizations. We have received notices of claims for indemnification relating to mortgage-backed security bond issues, originated or sold by the Company from Countrywide, UBS, Wilmington Trust, Deutsche Bank, Merrill Lynch, Bank of America and JP Morgan Chase Bank. The claims seek indemnification from claims asserted against them in various actions in which we are not parties. The notices each seek indemnification for all losses, liabilities, damages and legal fees and costs incurred in those actions. We also received demands to cover losses on the purchases of mortgage-backed securities. In connection with these potential claims, we may become subject to litigation related to the securitizations. As a result, we may incur significant legal and other expenses in defending against claims and litigation and we may be required to pay settlement costs, damages, penalties or other charges which could adversely affect our financial results.

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

  •
  interest rates; and

  •
  litigation.

           During 2014, our common stock reached an intra-day high sales price of $7.40 on January 31st, and an intra-day low sales price of $4.75 on July 2nd. As of March 18, 2015, our stock price closed at $10.16 per share. In addition, significant price and volume fluctuations in the stock market have particularly affected the market prices for the securities of mortgage companies such as ours. Furthermore, general conditions in the mortgage industry may adversely affect the market price of our securities. These broad market fluctuations have adversely affected and may continue to adversely affect the market price of our securities. If our results of operations fail to meet the expectations of security analysts or investors in a future quarter, the market price of our securities could also be materially adversely affected and we may experience difficulty in raising capital.

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

           As of March 18, 2014, Todd M. Pickup and Richard H. Pickup and their respective affiliates beneficially owned approximately, in the aggregate, 34.1% of our outstanding common stock, which includes 898,851 shares and 524,138 shares of our Company's common stock that Todd Pickup and Richard Pickup, respectively, has the right to acquire at any time by converting the outstanding principal balance of Convertible Notes Due 2018, at the initial conversion price of $10.875 per share. These stockholders together possess significant influence over our company. Such ownership may have the effect of control over substantially all matters requiring stockholder approval, including the election of directors. Furthermore, such ownership and control may have the effect of delaying or preventing a change in control of our Company, impeding a merger, consolidation, takeover or other business combination involving our Company or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our Company. We do not expect that these stockholders will vote together as a group. In addition, sales of significant amounts of shares held by these stockholders, or the prospect of these sales, could adversely affect the market price of our common stock.

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

           We do not set limitations on the percentage of mortgages composed of properties located in any one area (whether by state, zip code or other geographic measure). Concentration in any one area increases our exposure to the economic and natural hazard risks associated with that area. A majority of our mortgage acquisitions and originations and mortgages held in our long-term mortgage portfolio are secured by properties in California and, to a lesser extent, Florida, Washington and Oregon. These states have experienced, and may experience in the future, an economic downturn and California and Florida have also suffered the effects of certain natural hazards. During past economic downturns, real estate values in California and Florida have decreased drastically, which could have a material adverse effect on our results of operations or financial condition. In addition, Florida is among several states with higher than average costs for investors in circumstances of mortgage default and foreclosure, since the foreclosure process takes significantly longer than average. Accordingly, to the extent the mortgages we originate or are held in our long-term mortgage portfolio experience defaults or foreclosures in that area, we may be exposed to higher losses.

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

Non-conforming mortgage loans may expose us to a higher risk of delinquencies, foreclosures and losses adversely affecting our earnings and financial condition.

           Our non QM production and our long-term mortgage portfolio include non-conforming single-family and multifamily mortgage loans. These are mortgages that generally did not qualify for purchase by government-sponsored agencies such as Fannie Mae and Freddie Mac. The performance of the long-term mortgage portfolio has been negatively affected by the losses from these mortgages. Credit risks associated with all these mortgages may be greater than those associated with conforming mortgages. Mortgages made to these borrowers generally entail a higher risk of delinquency and higher losses than mortgages made to borrowers who utilize conventional mortgage sources. Delinquency, foreclosures and losses generally increase during economic slowdowns or recessions. The actual risk of delinquencies, foreclosures and losses on mortgages made to these borrowers are higher under current economic conditions than those in the past. Additionally, the combination of different underwriting criteria and higher rates of interest leads to greater risk, including higher prepayment rates and higher delinquency rates and /or credit losses. These also include loans that are interest only. If there is a decline in real estate values, as previously seen, borrowers may default on these types of loans since they have not reduced their principal balances, which, therefore, could exceed the value of their property. In addition, a reduction in property values would also cause an increase in the loan-to-value (LTV) ratio for that loan which could have the effect of reducing the value of the property collateralized by that loan, reducing the borrowers' equity in their homes to a level that would increase the risk of default.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

           None.

ITEM 2. PROPERTIES

           Our primary executive and administrative offices are located at 19500 Jamboree Road, Irvine, California 92612 where we have a premises lease expiring in November 2016. We have two options to extend the term for five-year periods for each option. The premises consist of a seven-story building containing approximately 210,000 square feet with an initial annual rental rate of $31.80 per square foot, which amount increases every 30 months since commencement of the lease in October 2006. As of December 31, 2014, we have subleased approximately 112,000 square feet of our corporate headquarters.

ITEM 3. LEGAL PROCEEDINGS

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

           In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and estimable. In any cases, there may be an exposure to losses in excess of any such amounts whether accrued or not. Any estimated loss is subject to significant judgment and is based upon currently available information, a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated loss will change from time to time, and actual results may vary significantly from the current estimate. Therefore, an estimate of possible loss represents what the Company believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company's maximum loss exposure. At December 31, 2014, the Company has a $130 thousand accrued liability recorded for such estimated loss exposure.

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

           On December 7, 2011, a purported class action was filed in the Circuit Court of Baltimore City entitled Timm, v. Impac Mortgage Holdings, Inc, et al. alleging on behalf of holders of the Company's 9.375% Series B Cumulative Redeemable Preferred Stock (Preferred B) and 9.125% Series C Cumulative Redeemable Preferred Stock (Preferred C) who did not tender their stock in connection with the Company's 2009 completion of its Offer to Purchase and Consent Solicitation that the Company failed to achieve the required consent of the Preferred B and C holders, the consents to amend the Preferred stock were not effective because they were given on unissued stock (after redemption), the Company tied the tender offer with a consent requirement that constituted an improper "vote buying" scheme, and that the tender offer was a breach of a fiduciary duty. The action seeks the payment of two quarterly dividends for the Preferred B and C holders, the unwinding of the consents and reinstatement of the cumulative dividend on the Preferred B and C stock, and the election of two directors by the Preferred B and C holders. The action also seeks punitive damages and legal expenses. The court, on January 28, 2013, dismissed all individual director and officer defendants from the case and further dismissed the Second, Third and Fifth causes of action. The remaining causes of action against the Company allege the Preferred B holders did not approve amendments to its Articles Supplementary and the holders thereof seek to recover two quarters of dividends and to elect two members to the Board of Directors of the Company. On November 27, 2013, the court denied the plaintiff's motion to reconsider the court's January 28, 2013 order. The Company and the Plaintiffs have filed a motion for summary judgment on the remaining claims and motions are currently pending.

           On April 30, 2012, a purported class action was filed entitled Marentes v. Impac Mortgage Holdings, Inc., alleging that certain loan modification activities of the Company constitute an unfair business practice, false advertising and marketing, and that the fees charged are improper. The complaint seeks unspecified damages, restitution, injunctive relief, attorney's fees and prejudgment interest. On August 22, 2012, the plaintiff filed an amended complaint adding Impac Funding Corporation as a defendant and on October 2, 2012, the plaintiff dismissed Impac Mortgage Holdings, Inc., without prejudice. On December 27, 2012, the court granted IFC's motion to dismiss and on May 23, 2014, the court of appeals reversed the dismissal. Discovery is currently proceeding in this matter.

           On December 14, 2013, a matter was filed in the US District Court, District of Minnesota, entitled Residential Funding Company, LLC v. Impac Funding Corp. alleging the defendant is responsible for unspecific debts of Pinnacle Direct Funding Corp., as its successor in interest. On April 3, 2014, the plaintiff filed a First Amended Complaint alleging the defendant is responsible for breaches of representations and warranties in connection with certain loan sales from Pinnacle to plaintiff. The plaintiff seeks declaratory relief and unspecified damages. On April 17, 2014, the Company filed a motion to dismiss the First Amended Complaint, which the court denied. The Company answered the First Amended Complaint on September 24, 2014, and filed a motion for summary judgment on January 6, 2015, which remains pending.

           On October 28, 2014, an action was filed in the Superior Court of the State of California in Orange County entitled Mallory Hill vs. Impac Mortgage Holdings, Inc., Impac Mortgage Corporation et al. In the action Mr. Hill seeks compensatory damages, general damages, treble damages, exemplary damages, an accounting, injunctive relief, attorney's fees and costs for claims based upon a consulting agreement entered into with Mr. Hill, a purported employment relationship entered into with Mr. Hill and other purported claims. The matter was removed to the US District Court. The Company has filed a motion to dismiss that is pending.

           In October 2011 and November 2012, the Company received letters from Countrywide Securities Corporation (Countrywide), Merrill Lynch, Pierce, Fenner & Smith Incorporated (Merrill Lynch), and UBS Securities LLC (UBS) claiming indemnification relating to mortgage backed securities bonds issued, originated or sold by ISAC, IFC, IMH Assets Corp. and the Company. The claims seek indemnification from claims asserted against Countrywide, Merrill Lynch, and UBS in specified legal actions entitled American International Group Inc. v. Bank of America Corp., et al, in the United States District Court for the Southern District of New York and Federal Home Loan Bank of Boston v. Ally Financial, Inc., et al, in the United States District Court for the District of Massachusetts. The notices each seek indemnification for all losses, liabilities, damages and legal fees and costs incurred in those actions. Further related to these claims, the Company received a demand from American International Group (AIG) for claims it purports to have based upon 12 Residential Mortgage Backed Securities it purchased in which the Company was depositor, sponsor, seller and/or originator. AIG contends it has suffered almost $800 million in losses on the securities and contends there were misrepresentations and breaches of representations and warranties regarding the securities. In October 2012, January 2013, and December 2014, Deutsche Bank issued indemnification demands for claims asserted against them in the Superior Court of New York in cases entitled Royal Park Investments SA/NV v. Merrill Lynch, et. al and Dealink Funding Ltd. v. Deutsche Bank and in the Circuit Court for the City of Richmond, Virginia, in a case entitled Commonwealth of VA, et al. v. Barclays Capital Inc, et al. In February of 2013, the Company also received a notice of intent to seek indemnification on behalf of Deutsche Bank AG, Deutsche Bank Securities, Inc., DB Structured Products, Inc., ACE Securities Corp and Deutsche Alt-A Securities, Inc. The claim relates to an action filed against those entities in the Superior Court of New York.

           The Company is a party to other litigation and claims which are normal in the course of our operations. While the results of such other litigation and claims cannot be predicted with certainty, we believe the final outcome of such matters will not have a material adverse effect on our financial condition or results of operations. The Company believes that it has meritorious defenses to the above claims and intends to defend these claims vigorously and as such the Company believes the final outcome of such matters will not have a material adverse effect on its financial condition or results of operations. Nevertheless, litigation is uncertain and the Company may not prevail in the lawsuits and can express no opinion as to their ultimate resolution. An adverse judgment in any of these matters could have a material adverse effect on the Company's financial position and results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

           Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

           Our common stock is currently listed on the NYSE MKT under the symbol "IMH".

           The following table summarizes the high and low sales prices for our common stock for the periods indicated:

	2014			2013
	High	Low	Close	High	Low	Close
First Quarter	7.40	5.71	5.99	15.39	9.55	10.20
Second Quarter	6.14	4.80	4.80	11.95	9.67	10.15
Third Quarter	6.88	4.75	6.32	10.90	9.48	9.52
Fourth Quarter	6.50	4.81	6.20	9.70	4.66	5.98

           On March 18, 2015, the last quoted price of our common stock on the NYSE MKT was $10.16 per share. As of March 18, 2015, there were 156 holders of record, including holders who are nominees for an undetermined number of beneficial owners, of our common stock.

           The Board of Directors of the Company authorizes in its discretion the payment of cash dividends on its common stock, subject to an ongoing review of our profitability, liquidity and future operating cash requirements. We and some of our subsidiaries are subject to restrictions under our warehouse borrowings and long-term debt agreements on our ability to pay dividends if there is an event of default or otherwise. Plus, certain debt arrangements require the maintenance of ratios and contain restrictive financial covenants that could limit our ability, and the ability of our subsidiaries, to pay dividends. The Board of Directors did not declare cash dividends on our common stock during the years ended December 31, 2014 and 2013. We do not expect to declare or pay any cash dividends on our common stock in the foreseeable future.

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

Market Conditions

           The U.S. economy continued its recovery during 2014. Consumer sentiment rose to its highest level in eight years in December, lifted by healthy job growth, improved income expectations, and a decline in gasoline prices, which has also led to increased consumer spending. Labor market conditions, household and business spending continue their modest improvement. The U.S. economy has recovered all the jobs lost during the recession, adding almost 3.0 million jobs in 2014, while total unemployment fell to 5.6 percent in December 2014. Despite stronger economic data in various regions, wage growth, energy prices, credit market volatility, emerging market and geopolitical concerns continue to weigh on investor sentiment. These conditions in combination with fiscal policy and the impact of recent regulatory changes and the heightened regulatory and government scrutiny of financial institutions will continue to impact our results in 2015 and beyond.

           The residential mortgage banking market experienced a challenging year in 2014. Industry loan origination volumes declined by 39% from 2013 levels as refinance activity waned and loan sale margins remained under pressure as industry overcapacity adjusted to lower mortgage demand. Housing markets in the U.S. continue to recover with the strength of recovery varying by market. Housing inventories reached their highest levels in over a year during the second quarter of 2014, which had helped slow price gains in many regions during the third quarter of 2014. However, during the fourth quarter, housing inventories dropped 20% to a seasonally adjusted 4.6 month supply as compared to a 5.5 month supply in the third quarter of 2014, partially fueled by sub-4 percent interest rates. The backlog of properties in foreclosure will also continue to play a role in the housing recovery.

           In the U.S., both economic data and corporate earnings were mixed. The Federal Reserve Board announced further reductions in its bond buying stimulus program, which concluded in October. They will continue to evaluate progress toward their objectives of maximum employment and 2% inflation. Additionally, the Federal Reserve Board updated its guidance on short-term interest rates, indicated that it can be patient in beginning to tighten monetary policy. Mortgage and treasury rates were volatile throughout 2014, declined sharply in the fourth quarter, and through mid-February of 2015 were still lower than at the end of 2014.

Recent Developments

           In January 2015, we entered into an agreement to acquire the mortgage operations of CashCall, Inc. (CashCall). The acquisition of CashCall's residential mortgage operation includes the complete origination platform including systems and personnel and will operate as a separate division of IMC under the name CashCall Mortgage (CCM). This division will operate as a centralized call center that utilizes a marketing platform to generate customer leads through the internet and call center loan agents. With the addition of CCM we will have a scalable retail platform able to expand quickly and efficiently. By using its marketing to generate internal leads, we expect CCM to be able to compete with some of the largest internet lenders across the nation. In addition, we intend to leverage this same marketing platform to expand volumes of our new AltQM products while CCM will be able to significantly expand the number of states approved to lend in by being part of IMC.

           In 2013, CashCall's mortgage division was ranked by the Mortgage Bankers Association as the 31st largest residential mortgage originator with approximately $6.5 billion in total originations. In the fourth quarter of 2014, CashCall's mortgage division volume was approximately $800 million. As a centralized retail call center, loan applications are received and taken by loan agents directly from consumers and through the internet. As a result of the acquisition of CCM, we expect to add significant retail direct origination volume since CashCall will no longer be a correspondent seller as its mortgage operations will now be part of the Impac Mortgage Corp. platform beginning in 2015.

           As a result of the acquisition, we expect to be considered a top ranked nationwide mortgage originator that offers a full spectrum of loan products including agency conventional, non-agency, prime jumbo and non-qualified mortgages. We believe that the call center operations, combined with its telephony, lead management and customized loan origination systems, makes the mortgage operations of CashCall a scalable retail origination platform that is able to close loans faster than competitors in a highly efficient manner.

           Impac Mortgage Corp. has been doing business with CashCall, Inc. on a correspondent basis since 2013, and CashCall, Inc's. overall loan performance and delivery has reinforced Impac's decision to complete the acquisition. We expect to leverage the CashCall Mortgage platform and proven multifaceted marketing strategies to increase origination volume of expanded products including the Company's AltQM loan programs and government insured Ginnie Mae programs.

Selected Financial Results for 2014 and 2013

	For the Three Months Ended			For the Year Ended
	December 31, 2014	September 30, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Revenues:
Gain on sale of loans, net	$9,060	$9,122	$7,908	$29,308	$57,188
Real estate services fees, net	3,447	3,243	4,855	14,729	19,370
Servicing income, net	813	913	1,311	4,586	4,240
Mark-to-market mortgage servicing rights	(1,576)	(998)	3,505	(5,116)	6,567
Other	20	195	120	1,682	1,004

Total revenues	11,764	12,475	17,699	45,189	88,369
Expenses:
Personnel expense	9,557	9,062	12,845	37,398	64,769
General, administrative and other	4,300	4,410	5,893	18,637	25,191

Total expenses	13,857	13,472	18,738	56,035	89,960

Other income (expense):
Net interest income (expense)	797	747	(121)	1,135	(86)
Change in fair value of long-term debt	(3,590)	-	(235)	(4,014)	(687)
Change in fair value of net trust assets	3,222	92	(1,301)	11,063	(3,678)

Total other (expense) income	429	839	(1,657)	8,184	(4,451)

Loss from continuing operations before income taxes	(1,664)	(158)	(2,696)	(2,662)	(6,042)
Income tax (benefit) expense	(100)	307	34	1,305	(1,031)

Net loss from continuing operations	(1,564)	(465)	(2,730)	(3,967)	(5,011)
Loss from discontinued operations, net of tax	(673)	(736)	(986)	(2,355)	(3,037)

Net loss	(2,237)	(1,201)	(3,716)	(6,322)	(8,048)
Net earnings attributable to noncontrolling interest	-	-	-	-	(136)

Net loss attributable to common stockholders	$(2,237)	$(1,201)	$(3,716)	$(6,322)	$(8,184)

Diluted loss per share	$(0.23)	$(0.13)	$(0.42)	$(0.68)	$(0.94)

Status of Operations

           For 2014, we recorded a loss of $6.3 million as compared to a loss of $8.2 million in 2013. The loss in 2014 was primarily associated with a mark-to-market (MTM) loss from mortgage servicing rights (MSRs), an increase in the estimated fair value of long-term debt recorded in the fourth quarter of 2014 and a loss from discontinued operations. A decline in mortgage interest rates during the year resulted in a $5.1 million MTM loss from MSRs. Additionally, due to the ongoing improvement of the Company's financial condition, we updated the estimated fair value of long-term debt recording a $4.0 million expense in 2014. Additionally, with the recent resolution of our legacy repurchase requests from FNMA, we recorded additional provisions of $1.1 million in 2014 up to the expected liability of the settlement and a net $824,000 in previously disclosed legal settlements, net of recoveries. Gain on sale revenues and operating expenses both declined primarily due to a decrease in margins and the sale of our retail mortgage origination branches at the end of 2013.

           For the fourth quarter of 2014, we recorded a net loss of $2.2 million as compared to a loss of $1.2 million for the third quarter of 2014 and net loss of $3.7 million for the fourth quarter of 2013. With the exception of the MTM adjustment of the long-term debt, we continued to see a positive quarterly trend of improving results. As a result of the continued improvements in the real estate markets and performance of the residual interests in our long-term mortgage portfolio, we updated the assumptions on the net trust assets (residuals) resulting in an increase in the fair value of $3.2 million. In the fourth quarter of 2014, we received cash flows of $2.3 million from our residual interests as compared to $2.0 million in the third quarter.

           In the fourth quarter, lending volume increased to $925.4 million as compared to $747.3 million in the third quarter of 2014 and $276.0 million in the fourth quarter of 2013. The increase was predominantly due to an increase in the correspondent lending channel. The increase was primarily due to the bulk purchases from one correspondent seller, CashCall, Inc. Mortgage lending margins declined associated with a higher concentration of bulk correspondent volume which earns a lower margin but which also has a much lower cost to generate.

           Additionally, gain on sale revenues increased slightly in the fourth quarter of 2014 as compared to the third quarter of 2014, while we recorded an increase in the MTM loss from MSR's due to declining interest rates across the year. Furthermore, our product mix shifted to a higher concentration of conventional loans which has a slightly lower margin product than government loans. Furthermore, during the fourth quarter, real estate service revenues increased slightly from the third quarter, despite the anticipated runoff of our long-term mortgage portfolio.

Summary Highlights

  •
  Mortgage lending volumes increased in the fourth quarter of 2014 to $1.1 billion from $923.6 million in the third quarter of 2014 and $516.5 million in the fourth quarter of 2013, primarily due to the bulk purchases from CashCall Inc.

  •
  Mortgage lending revenues remained relatively flat in the fourth quarter of 2014 at $9.2 million as compared to $9.1 million in the third quarter of 2014, but increased as compared to $7.9 million in the fourth quarter of 2013.

  •
  Gain on sale margins decreased in the fourth quarter of 2014 to 83 bps, as compared to 99 bps in the third quarter of 2014, and 153 bps, in the fourth quarter of 2013 primarily associated with the higher concentration of correspondent volume, including bulk purchases of mortgage loans.

  •
  Mortgage servicing income decreased in the fourth quarter of 2014 to $813 thousand from $913 thousand in the third quarter of 2014 and decreased compared to $1.3 million in the fourth quarter of 2013. The decline was due to the sale of servicing completed in the second and third quarters of 2014, which generated $23.0 million in cash.

  •
  Mortgage servicing rights decreased to $24.2 million at December 31, 2014 as compared to $36.0 million at December 31, 2013. The decrease is due to bulk sales of servicing rights totaling $3.3 billion in unpaid principal balance (UPB).

  •
  Real estate services revenue increased to $3.4 million in the fourth quarter of 2014 as compared to $3.2 million in the third quarter of 2014, but decreased as compared to $4.9 million in the fourth quarter of 2013. The decline in revenue is primarily due to the expected decline in the outstanding balance of the long-term mortgage portfolio.

  •
  In our long-term mortgage portfolio, despite the decline in the outstanding balance of the portfolio, the residuals continue to generate better than expected cash flows of $2.3 million in the fourth quarter of 2014 and $9.9 million in 2014, as compared to $2.0 million in the third quarter of 2014 and $6.8 million in 2013.

           Today, we have three operating segments: Mortgage Lending, Real Estate Services and Long-Term Mortgage Portfolio. Unallocated corporate and other administrative costs, including the cost associated with being a public company, are presented in the Corporate Segment.

Mortgage Lending

           During 2014, as a result of bulk sales of servicing rights, the mortgage servicing portfolio decreased to $2.3 billion as of December 31, 2014, but produced net servicing fees of $4.6 million in 2014 as compared to $4.2 million in 2013. The estimated fair value of mortgage servicing rights decreased to $24.4 million at December 31, 2014, as compared to $36.0 million at December 31, 2013.

	For the year ended December 31,
(in millions)	2014	2013	% Change
Originations	$2,848.8	$2,548.4	12%
Servicing Portfolio	2,267.1	3,128.6	–28%

           During 2014, our warehouse borrowing capacity increased from $265.0 million to $415.0 million. At December 31, 2014, we had five warehouse lender relationships. Subsequent to December 31, 2014, our warehouse borrowing capacity increased to $615.0 million.

           Furthermore, we use a portion of our warehouse borrowing capacity to provide re-warehouse facilities to our customers, correspondent sellers and other small mortgage banking companies. During 2014, we increased our outstanding commitments to customers to $55.0 million. The average outstanding balance related to such commitments of the re-warehouse facilities increased 50% to $5.4 million in the fourth quarter of 2014 as compared to $3.6 million in the third quarter of 2014. By leveraging our re-warehousing division, we hope to increase the capture rate of our approved correspondent sellers business as well as expand our active customer base to include new customers seeking warehouse lines.

           Our loan products primarily include conventional loans for Fannie Mae and Freddie Mac and government loans insured by FHA, VA and USDA.

Originations by Loan Type:

	For the year ended December 31,
(in millions)	2014	2013	% Change
Government (1)	$817.8	$731.4	12%
Conventional (2)	1,947.7	1,788.0	9%
Other (3)	83.3	29.0	187%

Total originations	$2,848.8	$2,548.4	12%
Weighted Average FICO (4)	722	726
Weighted Average LTV (5)	78.1%	84.1%
Weighted Average Coupon	4.29%	4.04%
Average Loan Size	$258,161	$220,526

(1)
Includes government-insured loans including FHA, VA and USDA
(2)
Includes loans eligible for sale to Fannie Mae and Freddie Mac

(3)
Includes $7.0 million of AltQM mortgages originated during 2014
(4)
FICO—Fair Isaac Company credit score
(5)
LTV—loan to value—measures ratio of loan balance to estimated property value based upon third party appraisal

           We expect to continue originating conventional and government-insured loans as we believe that having the ability to sell loans direct to GSEs and issue Ginnie Mae securities gives us a competitive advantage with regard to products, pricing, operational efficiencies and overall recruitment of high quality loan originators.

           We continue to attempt to improve the mix of purchase-money transactions as we believe it will create better opportunities to increase our origination market share in a decreasing refinance market. Despite the slight decrease in purchase-money transactions in 2014 we focused on aligning ourselves with customers that were purchase transaction centric in their lead generation strategies and ability to offer a better customer service experience through our sales and operations. Additionally, the decrease in interest rates in the second half of 2014 as well as the acquisition of mortgage loans from CashCall Inc. through our correspondent channel led to a larger increase in refinance volumes.

	For the year ended December 31,
(in millions)	2014	%	2013	%
Originations by Purpose:
Refinance	$1,894.3	66%	$1,510.3	59%
Purchase	954.5	34%	1,038.1	41%

Total originations	$2,848.8	100%	$2,548.4	100%

           In 2014, our mortgage lending channel that experienced the largest percentage of growth was our correspondent channel primarily due to the acquisition of mortgages from CashCall Inc. in the second half of 2014.

	For the year ended December 31,
(in millions)	2014	%	2013	%
Originations by Channel:
Wholesale	$598.9	21%	$971.2	38%
Correspondent	2,169.6	76%	867.8	34%
Retail	80.3	3%	709.4	28%

Total originations	$2,848.8	100%	$2,548.4	100%

           As previously discussed, in the fourth quarter of 2013, we sold the retail branches and consolidated the lending fulfillment centers in an effort to consolidate costs, streamline our operations and focus on expanding lending volumes in our wholesale, correspondent and centralized retail call center consumer direct channel. With the acquisition of the CashCall mortgage operations in 2015, we expect the retail volume and percentage of total originations to increase while the correspondent volume and percentage declines.

           As of December 31, 2014, we have approximately 713 approved wholesale relationships with mortgage brokerage companies and are approved to lend in 43 states. We have approximately 265 approved correspondent relationships with banks, credit unions and mortgage companies and are approved to lend in 48 states.

Mortgage Servicing

           During 2014, the mortgage servicing portfolio decreased to $2.3 billion as compared to $3.1 billion at the end of 2013. We earn servicing fees, net of sub-servicer costs from our mortgage servicing portfolio. The servicing portfolio generated gross servicing fees of $6.7 million, and $6.8 million in 2014 and 2013, respectively.

           The following table includes information about our mortgage servicing portfolio:

(in millions)	At December 31, 2014	% 60+ days delinquent	At December 31, 2013	% 60+ days delinquent
Fannie Mae	$496.1	0.71%	$1,520.2	0.17%
Freddie Mac	837.8	0.16%	317.2	0.38%
Ginnie Mae	926.5	1.23%	1,203.5	1.28%
Other	6.7	0.00%	-	0.00%

Total owned servicing portfolio	$2,267.1	0.72%	$3,040.9	0.63%
Acquired Portfolio (1)	$-	0.00%	87.7	9.26%

Total servicing portfolio	$2,267.1	0.72%	$3,128.6	0.87%
Number of loans	9,889		16,040
W/A FICO	716		728
W/A LTV	79.8%		84.9%
Avg. Portfolio balance (in millions)	2,253.9		2,249.0
Avg. Loan size (in thousands)	243.5		195.1

(1)
Represents servicing portfolio acquired as part of the 2010 acquisition of AmeriHome, which was sold in 2014.

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

           In response to the lower origination volumes in the mortgage market and the current compliance landscape, we are exploring opportunities to provide mortgage products and services to meet the needs of our customers and borrowers. We believe there is an underserved mortgage market for a borrower with good credit who does not meet the new guidelines of a Qualified Mortgage (QM). In our opinion, as the demand for a non QM product grows and the investor appetite increases, the market for non QM mortgages will increase. In addition, the origination for home equity lines of credit (HELOC) loans is increasing creating another new product opportunity for lenders like us. We are currently in discussions with parties interested in funding and investing in these types of products and services that could create an opportunity for re-emergence of a liquid private securitization market. Furthermore, with the available warehouse capacity in today's market, we are seeking ways to utilize our re-warehousing business to partner with wholesale brokers and correspondent sellers to expand volumes and better serve customers and the borrowers.

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

           The real estate services segment continues to be profitable and posted net earnings of $8.7 million for the year ended December 31, 2014, as compared to $13.3 million for the same period in 2013. In a continuing effort to leverage our platform beyond mortgage lending, our real estate services segment has expanded by offering its loss mitigation services beyond our own legacy portfolio. We have recently established relationships with third-parties to perform mortgage insurance recovery services. In addition, we are in the final stages of solidifying an arrangement to provide title remediation for a third-party.

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

           At December 31, 2014, our residual interest in securitizations (represented by the difference between total trust assets and total trust liabilities) increased to $17.2 million, compared to $10.6 million at December 31, 2013. The increase in residual fair value in 2014 was primarily due to a decrease in losses and loss assumptions, decrease in investor yield assumptions as well as decreased discount rates on certain residual interest vintages.

           For additional information regarding the long-term mortgage portfolio refer to Financial Condition and Results of Operations below.

Corporate

           The corporate segment includes all corporate services groups, public company costs, unused office space for future growth as well as debt expense related to the Convertible Notes and capital leases. This corporate services group supports all operating segments. A portion of the corporate services costs are allocated to the operating segments. The costs associated with being a public company, unused space for growth as well as the interest expense related to the Convertible Notes and capital leases is not allocated to our operating segments and remains in this segment.

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

  •
  net realizable value of REO;

  •
  repurchase reserve; and

  •
  interest income and interest expense.

Fair Value of Financial Instruments

           Financial Accounting Standards Board—Accounting Standards Codification FASB ASC 820-10-35 defines fair value, establishes a framework for measuring fair value and outlines a fair value hierarchy based on the inputs to valuation techniques used to measure fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (also referred to as an exit price). Fair value measurements are categorized into a three-level hierarchy based on the extent to which the measurement relies on observable market inputs in measuring fair value. Level 1, which is the highest priority in the fair value hierarchy, is based on unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 is based on observable market-based inputs, other than quoted prices, in active markets for similar assets or liabilities. Level 3, which is the lowest priority in the fair value hierarchy, is based on unobservable inputs. Assets and liabilities are classified within this hierarchy in their entirety based on the lowest level of any input that is significant to the fair value measurement.

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

           Whether a securitization is consolidated or unconsolidated, investors in the securities issued by the securitization trust have no recourse to our non- securitized assets or to us and have no ability to require us to provide additional assets, but rather have recourse only to the assets transferred to the trust. Whereas the accounting differences are significant, the underlying economic impact to us, over time, will be the same regardless of whether the securitization trust is consolidated or unconsolidated.

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

Financial Condition and Results of Operations

Financial Condition

As of December 31, 2014 compared to December 31, 2013

           The following table shows the condensed consolidated balance sheets for the following periods:

	December 31, 2014	December 31, 2013	Increase (Decrease)	% Change
Cash	$10,073	$9,969	$104	1%
Restricted cash	2,420	1,467	953	65
Mortgage loans held-for-sale	239,391	129,191	110,200	85
Mortgage servicing rights	24,418	35,981	(11,563)	(32)
Securitized mortgage trust assets	5,268,531	5,513,166	(244,635)	(4)
Other assets (2)	33,739	28,551	5,188	18

Total assets	$5,578,572	$5,718,325	$(139,753)	(2)%

Warehouse borrowings	$226,718	$119,634	$107,084	90%
Short-term structured debt	6,000	-	6,000	n/a
Convertible notes	20,000	20,000	-	-
Long-term debt ($71,120 par)	22,122	15,871	6,251	39
Repurchase reserve (1)	5,714	9,478	(3,764)	(40)
Securitized mortgage trust liabilities	5,251,307	5,502,585	(251,278)	(5)
Other liabilities (2)	21,755	24,886	(3,131)	(13)

Total liabilities	5,553,616	5,692,454	(138,838)	(2)
Total equity	24,956	25,871	(915)	(4)

Total liabilities and stockholders' equity	$5,578,572	$5,718,325	$(139,753)	(2)%

(1)
$1.2 million and $5.5 million of the repurchase reserve is included within discontinued operations at December 31, 2014 and 2013, respectively.
(2)
Included within other assets and liabilities are the assets and liabilities of the discontinued operations.

           At December 31, 2014 and 2013, net trust assets and liabilities were as follows:

	December 31, 2014	December 31, 2013	Increase (Decrease)	% Change
Total trust assets	$5,268,531	$5,513,166	$(244,635)	(4)%
Total trust liabilities	5,251,307	5,502,585	(251,278)	(5)

Residual interests in securitizations	$17,224	$10,581	$6,643	63%

           At December 31, 2014, cash increased to $10.1 million from $10.0 million at December 31, 2013. The primary sources of cash between periods were $28.4 million from the sale of mortgage servicing rights, $15.9 million in fees generated from the mortgage lending operations and real estate services (net of non-cash fair value adjustments), $10.2 million from the sale of AmeriHome and $9.9 million from residual interests in securitizations, $6.0 million from the short-term structured debt agreement and $1.0 million in borrowings on the line of credit. Offsetting the sources of cash were continuing operating expenses totaling $53.3 million (net of non-cash depreciation expense), $5.8 million in interest payments on the Convertible Notes and long-term debt and settlements of repurchase requests associated with loans sold by the discontinued non-conforming mortgage operations of approximately $5.3 million and an increase in restricted cash of $1.0 million.

           Mortgage loans held-for-sale increased $110.2 million to $239.4 million at December 31, 2014 as compared to $129.2 million at December 31, 2013. During 2014, we had $2.8 billion in originations and $2.7 billion in loan sales. As a normal course of our origination and sales cycle, loans held-for-sale at the end of any period are generally sold within one or two subsequent months.

           Mortgage servicing rights decreased $11.6 million to $24.4 million at December 31, 2014 as compared to $36.0 million at December 31, 2013. The decrease was due to bulk sales of servicing rights totaling $2.6 billion in UPB, the sale of AmeriHome, which had servicing rights totaling $702.1 million in UPB and a mark-to-market reduction in fair value of $6.2 million. Partially offsetting the decrease was servicing retained loan sales of $2.7 billion. At December 31, 2014, we serviced $2.3 billion in UPB for others as compared to $3.1 billion at December 31, 2013.

           Warehouse borrowings increased $107.1 million to $226.7 million at December 31, 2014 as compared to $119.6 million at December 31, 2013. The increase was due to an increase in mortgage loans held-for-sale and finance receivables at December 31, 2014. During 2014, we increased our total borrowing capacity to $415.0 million as compared to $265.0 million at December 31, 2013.

           In the fourth quarter of 2014, we entered into a $6.0 million short-term structured debt agreement collateralized by the residual interests in securitizations. The agreement bears interest at LIBOR + 5.75% per annum, has a maturity date of June 29, 2015 and we have the right to repay the debt without penalty prior to the maturity. The holder receives monthly principal and interest payments which are equal to the distributions from the residual interest underlying collateral with a minimum payment of $500,000. If the cash flows received from the collateralized residual interests are less than $500,000, we would be required to pay the difference to avoid the transfer of the residual interests and the rights to the associated future cash flows to the note holder.

           Repurchase reserve liability decreased to $5.7 million at December 31, 2014 as compared to $9.5 million at December 31, 2013. During 2014, we paid approximately $5.3 million to settle previous repurchase claims related to our discontinued operations. At December 31, 2014, the repurchase reserve within discontinued operations was $1.2 million as compared to $5.5 million at December 31, 2013. Additionally, we have approximately $4.5 million in repurchase reserves related to the loans sold by the continuing mortgage lending operation since early 2011. We have received a minimal amount of repurchase requests for loans sold by the continuing mortgage lending operation.

           Book value per common share was $(2.04) as of December 31, 2014, as compared to $(2.88) as of December 31, 2013 (inclusive of the remaining $51.8 million of liquidation preference on our preferred stock).

           The changes in total assets and liabilities are primarily attributable to decreases in our trust assets and trust liabilities as summarized below.

	December 31, 2014	December 31, 2013	Increase (Decrease)	% Change
Securitized mortgage collateral	$5,249,639	$5,494,152	$(244,513)	(4)%
Other trust assets	18,892	19,014	(122)	(1)

Total trust assets	5,268,531	5,513,166	(244,635)	(4)
Securitized mortgage borrowings	$5,245,860	$5,492,371	$(246,511)	(4)%
Other trust liabilities	5,447	10,214	(4,767)	(47)

Total trust liabilities	5,251,307	5,502,585	(251,278)	(5)

Residual interests in securitizations	$17,224	$10,581	$6,643	63%

           Since the consolidated and unconsolidated securitization trusts are nonrecourse to the Company, trust assets and liabilities have been netted in the table above to present our interest in these trusts more simply, which are considered the residual interests in securitizations. For unconsolidated securitizations the residual interests represent the fair value of investment securities available-for-sale. For consolidated securitizations, the residual interests are represented by the fair value of securitized mortgage collateral and real estate owned, offset by the fair value of securitized mortgage borrowings and net derivative liabilities. We receive cash flows from our residual interests in securitizations to the extent they are available after required distributions to bondholders and maintaining specified overcollateralization levels and other specified parameters (such as maximum delinquency and cumulative default) within the trusts. The estimated fair value of the residual interests, represented by the difference in the fair value of total trust assets and total trust liabilities, was $17.2 million at December 31, 2014, compared to $10.6 million at December 31, 2013.

           We update our collateral assumptions quarterly based on recent delinquency, default, prepayment and loss experience. Additionally, we update the forward interest rates and investor yield (discount rate) assumptions based on information derived from market participants. During the year ended December 31, 2014, we decreased the investor yield requirements for certain securitized mortgage borrowings as estimated bond prices have continued to improve and corresponding yields have decreased. Additionally, during 2014, we lowered the discount rate on certain residual interest vintages. The decrease in loss and loss assumptions, decrease in investor yield assumptions on securitized mortgage collateral and securitized mortgage borrowings as well as decreased discount rates resulted in an increase in the value of these trust assets and liabilities resulting in an increase in the value of our residual interests. However, offsetting the increase was principal payments and liquidations of securitized mortgage collateral and securitized mortgage borrowings.

  •
  The estimated fair value of securitized mortgage collateral decreased $244.5 million during 2014, primarily due to reductions in principal from borrower payments and transfers of loans to REO for single-family and multi-family collateral, partially offset by an increase in fair value due to a reduction in investor yield requirements. Additionally, other trust assets decreased $122 thousand during 2014, primarily due to decreases in REO from liquidations of

    $36.3 million. Partially offsetting the decrease was $33.4 million in REO foreclosures and a $7.6 million increase in the net realizable value (NRV) of REO.

  •
  The estimated fair value of securitized mortgage borrowings decreased $246.5 million during 2014, primarily due to principal payments during the period, partially offset by an increase in fair value due to a reduction in investor yield requirements. The $4.8 million reduction in other trust liabilities during 2014 was primarily due to $5.2 million in derivative cash payments from the securitization trusts, and a $599 thousand increase in derivative fair value resulting from changes in forward LIBOR interest rates.

           In previous years, we securitized mortgage loans by transferring originated and acquired residential single-family mortgage loans and multi-family commercial loans (the "transferred assets") into non-recourse bankruptcy remote trusts which in turn issued tranches of bonds to investors supported only by the cash flows of the transferred assets. Because the assets and liabilities in the securitizations are nonrecourse to us, the bondholders cannot look to us for repayment of their bonds in the event of a shortfall. These securitizations were structured to include interest rate derivatives. We retained the residual interest in each trust, and in most cases would perform the master servicing function. A trustee and servicer, unrelated to us was named for each securitization. Cash flows from the loans (the loan payments as well as liquidation of foreclosed real estate properties) collected by the loan sub-servicer are remitted to us, the master servicer. The master servicer remits payments to the trustee who remits payments to the bondholders (investors). The sub-servicer collects loan payments and performs loss mitigation activities for defaulted loans. These activities include foreclosing on properties securing defaulted loans, which results in REO.

           In accordance with GAAP, we are required to consolidate all but one of these trusts (as we are not the master servicer on this one trust) on our statement of financial condition and results of operations. For the one trust we did not consolidate, the residual interest is reported as investment securities available-for-sale. For the trusts we do consolidate, the loans are included in the statement of financial condition as "securitized mortgage collateral", the foreclosed loans are included in the statement of financial condition as "real estate owned" and the various bond tranches owned by investors are included in the statement of financial condition as "securitized mortgage borrowings." Any interest rate derivatives remaining in the trusts are included in our statement of financial condition as "derivative assets" or "derivative liabilities," respectively. To the extent there is excess overcollateralization (as defined in the securitization agreements) in these securitization trusts, we receive cash flows from the excess interest collected monthly from the residual interest we own. Because (i) we elected the fair value option on the securitized mortgage collateral, securitized mortgage borrowings, (ii) derivative assets/liabilities are carried at fair value as required by GAAP, and (iii) real estate owned is reflected at net realizable value (NRV), which closely approximates fair market value, the net of the trust assets and trust liabilities represents the estimated fair value of the residual interests we own.

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

           To determine the discount rates to apply to these cash flows, we gather information from the bond pricing services and other market participants regarding estimated investor required yields for each bond tranche. Based on that information and the collateral type and vintage, we determine an acceptable range of expected yields an investor would require including an appropriate risk premium for each bond tranche. We use the blended yield of the bond tranches together with the residual interests to determine an appropriate yield for the securitized mortgage collateral in each securitization (after taking into consideration any derivatives in the securitization). During 2014 and 2013, based on improving bond prices and declining yields in the Company's securitization trusts and better than expected residual cash flows as well as conversations with market participants, the Company lowered certain residual discount rates.

           The following table presents changes in the trust assets and trust liabilities for the year ended December 31, 2014:

	TRUST ASSETS						TRUST LIABILITIES
	Level 3 Recurring Fair Value Measurements
							Level 3 Recurring Fair Value Measurements
				NRV (1)
	Investment securities available-for- sale
		Securitized mortgage collateral	Derivative assets	Real estate owned	Total trust assets		Securitized mortgage borrowings	Derivative liabilities	Total trust liabilities		Net trust assets
Recorded book value at 12/31/2013	$108	$5,494,152	$-	$18,906	$5,513,166		$(5,492,371)	$(10,214)	$(5,502,585)		$10,581
Total gains/(losses) included in earnings:
Interest income	26	59,526	-	-	59,552		-	-	-		59,552
Interest expense	-	-	-	-	-		(237,793)	-	(237,793)		(237,793)
Change in FV of net trust assets, excluding REO	34	364,052	-	-	364,086	(2)	(360,005)	(599)	(360,604	)(2)	3,482
Gains from REO – not at FV but at NRV	-	-	-	7,581	7,581	(2)	-	-	-		7,581

Total gains (losses) included in earnings	60	423,578	-	7,581	431,219		(597,798)	(599)	(598,397)		(167,178)
Transfers in and/or out of level 3	-	-	-	-	-		-	-	-		-
Purchases, issuances and settlements	(76)	(668,091)	-	(7,687)	(675,854)		844,309	5,366	849,675		173,821

Recorded book value at 12/31/2014	$92	$5,249,639	$-	$18,800	$5,268,531		$(5,245,860)	$(5,447)	$(5,251,307)		$17,224

(1)
Accounted for at net realizable value.
(2)
Represents non-interest income-net trust assets in the consolidated statements of operations for the year ended December 31, 2014.

           Inclusive of gains from REO, total trust assets above reflect a net gain of $371.7 million as a result of an increase in fair value of securitized mortgage collateral of $364.1 million, gains from REO of $7.6 million and increases from other trust assets of $34 thousand. Net losses on trust liabilities were $360.6 million as a result of $360.0 million in losses from the increase in fair value of securitized mortgage borrowings and losses from derivative liabilities of $599 thousand. As a result, non-interest income—net trust assets totaled a gain of $11.1 million for the year ended December 31, 2014.

           The table below reflects the net trust assets as a percentage of total trust assets (residual interests in securitizations):

	December 31,
	2014	2013
Net trust assets	$17,224	$10,581
Total trust assets	5,268,531	5,513,166
Net trust assets as a percentage of total trust assets	0.33%	0.19%

           For the year ended December 31, 2014, the estimated fair value of the net trust assets increased as a percentage of total trust assets. The increase was primarily due to the reduction in loss assumptions as well as the decrease in discount rate assumptions for residual interests as discussed above.

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

           The following tables present the estimated fair value of our residual interests, including investment securities available for sale, by securitization vintage year and other related assumptions used to derive these values at December 31, 2014 and December 31, 2013:

	Estimated Fair Value of Residual Interests by Vintage Year at December 31, 2014			Estimated Fair Value of Residual Interests by Vintage Year at December 31, 2013
Origination Year	SF	MF	Total	SF	MF	Total
2002-2003 (1)	$10,826	$1,975	$12,801	$5,761	$2,184	$7,945
2004	1,846	1,506	3,352	462	2,099	2,561
2005 (2)	11	209	220	-	75	75
2006 (2)	-	851	851	-	-	-
2007 (2)	-	-	-	-	-	-

Total	$12,683	$4,541	$17,224	$6,223	$4,358	$10,581

Weighted avg. prepayment rate	4.3%	12.4%	4.9%	2.7%	12.6%	3.6%
Weighted avg. discount rate	19.0%	16.2%	18.3%	25.4%	20.2%	23.2%

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

           The table below reflects the estimated future credit losses and investor yield requirements for trust assets by product (SF and MF) and securitization vintage at December 31, 2014:

	Estimated Future Losses (1)			Investor Yield Requirement (2)
	SF	MF		SF	MF
2002-2003	7%	*	(3)	5%	8%
2004	12%	*	(3)	5%	4%
2005	15%	3%		5%	4%
2006	22%	5%		7%	5%
2007	26%	2%		7%	4%

(1)
Estimated future losses derived by dividing future projected losses by unpaid principal balances at December 31, 2014.
(2)
Investor yield requirements represent our estimate of the yield third-party market participants would require to price our trust assets and liabilities given our prepayment, credit loss and forward interest rate assumptions.
(3)
Represents less than 1%.

           Despite the increase in housing prices from December 2013 through December 2014, housing prices in many parts of the country are still at levels which has significantly reduced or eliminated equity for loans originated after 2003. Future loss estimates are significantly higher for mortgage loans included in securitization vintages after 2004 which reflect severe home price deterioration and defaults experienced with mortgages originated during these periods.

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

           At December 31, 2014, derivative liabilities were $5.4 million and reflect the securitization trust's liability to pay third-party counterparties based on the estimated value to settle the derivative instruments. Cash payments on these derivative instruments are based on notional amounts that are decreasing over time. Excluding the effects of other factors such as portfolio delinquency and loss severities within the securitization trusts, as the notional amount of these derivative instruments decrease over time, payments to counterparties in the current interest rate environment are reduced, thereby potentially increasing cash flows on our residual interests in securitizations. Conversely, increases in interest rates from current levels could potentially reduce overall cash flows on our residual interests in securitizations. Since our consolidated and unconsolidated securitization trusts are nonrecourse to us, our economic risk is limited to our residual interests in these securitization trusts.

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

           Credit Risk-Securitized Trusts.    We manage credit risk by actively managing delinquencies and defaults through our servicers. Starting with the second half of 2007 we have not retained any additional Alt-A mortgages in our long-term mortgage portfolio. Our securitized mortgage collateral primarily consists of Alt-A mortgages which when originated were generally within typical Fannie Mae and Freddie Mac guidelines but had loan characteristics, which may have included higher loan balances, higher loan- to-value ratios or lower documentation requirements (including stated-income loans), that made them non-conforming under those guidelines.

           Using historical losses, current portfolio statistics and market conditions and available market data, we have estimated future loan losses on the long- term mortgage portfolio, which are included in the fair value adjustment to our securitized mortgage collateral. While the credit performance for the loans has been clearly far worse than our initial expectations when the loans were originated, the ultimate level of realized losses will largely be influenced by events that will likely unfold over the next several years, including the recovery of the housing market and overall strength of the economy. If market conditions continue to deteriorate in excess of our expectations, we may need to recognize additional fair value reductions to our securitized mortgage collateral, which may also affect the value of the related securitized mortgage borrowings and residual interests.

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

  Long-Term Portfolio Credit Quality

           We use the Mortgage Bankers Association (MBA) method to define delinquency as a contractually required payment being 30 or more days past due. We measure delinquencies from the date of the last payment due date in which a payment was received. Delinquencies for loans 60 days late or greater, foreclosures and delinquent bankruptcies were $1.4 billion or 20.3% of the long-term mortgage portfolio as of December 31, 2014, as compared to $1.7 billion or 22.4% as of December 31, 2013.

           The following table summarizes the unpaid principal balances of loans in our mortgage portfolio, included in securitized mortgage collateral, mortgage loans held-for-investment and mortgage loans held-for-sale for continuing and discontinued operations combined, that were 60 or more days delinquent (utilizing the MBA method) as of the periods indicated:

	December 31, 2014	Total Collateral %	December 31, 2013	Total Collateral %
Mortgage loans held-for-sale and investment
60 - 89 days delinquent	$-	*	$-	*
90 or more days delinquent	-	*	-	*
Foreclosures (1)	-	*	-	*

Total 60+ days delinquent mortgage loans held-for-sale and investment (2)	-	*	-	*

Securitized mortgage collateral
60 - 89 days delinquent	$137,913	2.0%	$180,002	2.4%
90 or more days delinquent	503,849	7.5%	580,318	7.6%
Foreclosures (1)	443,751	6.5%	605,201	8.0%
Delinquent bankruptcies (3)	281,936	4.2%	340,102	4.5%

Total 60+ days delinquent long-term mortgage portfolio	1,367,449	20.3%	1,705,623	22.4%

Total 60 or more days delinquent	$1,367,449	20.3%	$1,705,623	22.4%

Total collateral	$6,745,411	100%	$7,610,999	100%

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

           The following table summarizes securitized mortgage collateral, mortgage loans held-for-investment, mortgage loans held-for-sale and real estate owned, that were non-performing for continuing and discontinued operations combined as of the dates indicated (excludes 60-89 days delinquent):

	December 31, 2014	Total Collateral %	December 31, 2013	Total Collateral %
90 or more days delinquent, foreclosures and delinquent bankruptcies	$1,229,536	18.2%	$1,525,621	20.0%
Real estate owned	18,800	0.4%	18,921	0.2%

Total non-performing assets	$1,248,336	18.5%	$1,544,542	20.3%

           Non-performing assets consist of non-performing loans (mortgages that are 90 or more days delinquent, including loans in foreclosure and delinquent bankruptcies) plus REO. It is the Company's policy to place a mortgage on nonaccrual status when it becomes 90 days delinquent and to reverse from revenue any accrued interest, except for interest income on securitized mortgage collateral when the scheduled payment is received from the servicer. The servicers are required to advance principal and interest on loans within the securitization trusts to the extent the advances are considered recoverable. IFC, a subsidiary of IMH and master servicer, may be required to advance funds, or in most cases cause the loan servicers to advance funds, to cover principal and interest payments not received from borrowers depending on the status of their mortgages. As of December 31, 2014, non-performing assets (unpaid principal balance of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) as a percentage of the total collateral was 18.5%. At December 31, 2013, non-performing assets to total collateral was 20.3%. Non-performing assets decreased by approximately $296.2 million at December 31, 2014 as compared to December 31, 2013. At December 31, 2014, the estimated fair value of non-performing assets (representing the fair value of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) was $410.3 million or 7.3% of total assets. At December 31, 2013, the estimated fair value of non-performing assets was $536.8 million or 9.4% of total assets.

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

           For the year ended December 31, 2014, we recorded an increase in net realizable value of the REO in the amount of $7.6 million compared to an increase of $8.8 million for the comparable 2013 period. Increases and write-downs of the net realizable value reflect increases or declines in value of the REO subsequent to foreclosure date, but prior to the date of sale.

           The following table presents the balances of the REO for continuing operations:

	December 31,
	2014	2013
REO	$20,674	$23,601
Impairment (1)	(1,874)	(4,680)

Ending balance	$18,800	$18,921

REO inside trusts	$18,800	$18,906
REO outside trusts	-	15

Total	$18,800	$18,921

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

Results of Operations

For the year ended December 31, 2014 compared to the year ended December 31, 2013

	For the year ended December 31,
	2014	2013	Increase (Decrease)	% Change
Revenues	$45,189	$88,369	$(43,180)	(49)%
Expenses	(56,035)	(89,960)	33,925	38
Net interest income (expense)	1,135	(86)	1,221	1,420
Change in fair value of long-term debt	(4,014)	(687)	(3,327)	(484)
Change in fair value of net trust assets, including trust REO gains (losses)	11,063	(3,678)	14,741	401
Income tax (expense) benefit from continuing operations	(1,305)	1,031	(2,336)	(227)

Net loss from continuing operations	(3,967)	(5,011)	1,044	21
Loss from discontinued operations, net	(2,355)	(3,037)	682	22

Net loss	(6,322)	(8,048)	1,726	21
Net earnings attributable to noncontrolling interest (1)	-	(136)	136	100

Net loss attributable to IMH	$(6,322)	$(8,184)	$1,862	23%

Loss per share available to common stockholders—basic and diluted	$(0.68)	$(0.94)	$0.26	28%

Loss per share available to common stockholders—diluted	$(0.68)	$(0.94)	$0.26	28%

(1)
For the year ended December 31, 2013, net earnings attributable to noncontrolling interest represents the portion of the earnings of AmeriHome Mortgage Corporation (a subsidiary of IMC) that we did not wholly-own, before we acquired 100% ownership of AmeriHome in 2013.

Revenues

	For the year ended December 31,
	2014	2013	Increase (Decrease)	% Change
Gain on sale of loans, net	$29,308	$57,188	$(27,880)	(49)%
Real estate services fees, net	14,729	19,370	(4,641)	(24)
Servicing income, net	4,586	4,240	346	8
(Loss) gain on mortgage servicing rights	(5,116)	6,567	(11,683)	(178)
Other revenues	1,682	1,004	678	68

Total revenues	$45,189	$88,369	$(43,180)	(49)%

           Gain on sale of loans, net.    For the year ended December 31, 2014, gain on sale of loans, net was $29.3 million compared to $57.2 million in the comparable 2013 period. The $27.9 million decrease is primarily related to a $48.4 million increase in net direct loan origination expenses and a $28.2 million increase in realized and unrealized losses on derivative financial instruments, partially offset by a $30.8 million increase in premiums received from the sale of mortgage loans, a $9.8 million increase in mark-to-market gains and a $7.6 million increase in premiums from servicing retained loan sales. The overall decrease in gain on sale of loans, net was due to tighter lending spreads and gain on sale margins associated with $2.8 billion and $2.7 billion of loans originated and sold, respectively, during 2014, as compared to $2.5 billion and $2.5 billion of loans originated and sold, respectively, during 2013. Margins fell to 1.03% for during the year ended December 31, 2014 as compared to 2.24% for 2013.

           Real estate services fees, net.    For the year ended December 31, 2014, real estate services fees, net were $14.7 million compared to $19.4 million in the comparable 2013 period. The $4.6 million decrease was primarily the result of a decrease in transactions related to the decline in loans and the balance of the long-term mortgage portfolio.

           Servicing income, net.    For the year ended December 31, 2014, servicing income, net was $4.6 million compared to $4.2 million in the comparable 2013 period. The slight increase in servicing income, net was primarily the result of the servicing portfolio increasing to an average balance of $2.3 billion for the year ended December 31, 2014 as compared to an average balance of $2.2 billion for the same period in 2013.

           (Loss) gain on mortgage servicing rights.    For the year ended December 31, 2014, loss on mortgage servicing rights was $5.1 million compared to gains of $6.6 million in the comparable 2013 period. The loss on mortgage servicing rights was primarily the result of a ($6.2) million change in fair value of mortgage servicing rights due to an increase in prepayment speed assumptions as a result of a decrease in interest rates during the period as compared to $6.5 million for the same period in 2013. Partially offsetting the change in fair value was a $1.1 million gain on the sale of mortgage servicing rights during 2014, as compared to a $77 thousand gain during the same period in 2013.

           Other revenues.    For the year ended December 31, 2014, other revenues were $1.7 million compared to $1.0 million in the comparable 2013 period. The increase in other revenue was due to the sale of AmeriHome during the first quarter of 2014 resulting in a $1.2 million gain, partially offset by a $600 thousand reduction in investment income. Additionally, during 2014, there was an $84 thousand increase from the issuance of a warrant in our subsidiary Impac Mortgage Corp to facilitate our ability to offer Non-QM mortgage products.

Expenses

	For the year ended December 31,
	2014	2013	Increase (Decrease)	% Change
Personnel expense	$37,398	$64,769	$(27,371)	(42)%
General, administrative and other	10,505	14,805	(4,300)	(29)
Occupancy expense	5,562	6,432	(870)	(14)
Legal and professional expense	2,570	3,954	(1,384)	(35)

Total expenses	$56,035	$89,960	$(33,925)	(38)%

           Total expenses were $56.0 million for the year ended December 31, 2014, compared to $90.0 million for the comparable period of 2013. Personnel expenses decreased $27.4 million to $37.4 million during 2014 primarily due to a reduction in personnel related costs due to the sale of our retail branch offices and consolidation of our lending fulfillment centers in the fourth quarter of 2013 as well as a decrease in commission expense due to a shift to correspondent and wholesale lending. The average number of employees declined to 323 during 2014 as compared to 586 during the same period in 2013.

           General, administrative and other expenses decreased to $10.5 million for the year ended December 31, 2014, compared to $14.8 million for the same period in 2013. The $4.3 million decrease was primarily related to a decline in marketing, equipment and other expenses attributable to the sale of our retail branch offices and consolidation of our lending fulfillment centers in the fourth quarter of 2013.

           Occupancy expense decreased to $5.6 million for the year ended December 31, 2014, compared to $6.4 million for the same period in 2013. Occupancy expense decreased due to a reduction in costs associated with the sale of our retail branch offices and consolidation of our lending fulfillment centers in the fourth quarter of 2013.

           Legal and professional expense decreased to $2.6 million for the year ended December 31, 2014, compared to $4.0 million for the same period in 2013. The $1.4 million decrease was primarily related to legal costs associated with a non-operational $700 thousand legal settlement expense recorded during the first quarter of 2013.

Other Income (Expense)

	For the year ended December 31,
	2014	2013	Increase (Decrease)	% Change
Interest income	$295,656	$310,391	$(14,735)	(5)%
Interest expense	(294,521)	(310,477)	15,956	5
Change in fair value of long-term debt	(4,014)	(687)	(3,327)	(484)
Change in fair value of net trust assets, including trust REO gains (losses)	11,063	(3,678)	14,741	401

Total other income (expense)	$8,184	$(4,451)	$12,635	284%

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

	For the year ended December 31,
	2014			2013
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
ASSETS
Securitized mortgage collateral	$5,413,104	$289,603	5.35%	$5,640,115	$305,837	5.42%
Mortgage loans held-for-sale	136,651	5,875	4.30%	116,701	4,482	3.84%
Other	13,994	178	1.27%	13,751	72	0.52%

Total interest-earning assets	$5,563,749	$295,656	5.31%	$5,770,567	$310,391	5.38%

LIABILITIES
Securitized mortgage borrowings	$5,410,742	$283,951	5.25%	$5,633,007	$300,524	5.34%
Warehouse borrowings	136,789	4,616	3.37%	111,335	4,472	4.02%
Long-term debt	17,386	4,270	24.56%	14,261	4,050	28.40%
Convertible notes	20,000	1,548	7.74%	13,534	1,046	7.73%
Note payable	-	-	0.00%	886	303	34.20%
Other	3,486	136	3.90%	1,446	82	5.67%

Total interest-bearing liabilities	$5,588,403	$294,521	5.27%	$5,774,469	$310,477	5.38%

Net Interest Spread (1)		$1,135	0.04%		$(86)	0.00%
Net Interest Margin (2)			0.02%			0.00%

(1)
Net interest spread is calculated by subtracting the weighted average yield on interest-bearing liabilities from the weighted average yield on interest-earning assets.

(2)
Net interest margin is calculated by dividing net interest spread by total average interest-earning assets.

           Net interest income spread increased $1.2 million for the year ended December 31, 2014 primarily attributable to an increase in net interest spread on the long-term mortgage portfolio due to increases in yields between periods on securitized mortgage collateral and securitized mortgage borrowings as well as a decrease in the balance of the long-term mortgage portfolio and an increase in the net interest spread between loans held-for-sale and warehouse borrowings. Partially offsetting the increase in net interest spread was the increase in interest expense associated with the long-term debt and issuance of the Convertible Notes during 2013. As a result, net interest margin increased to 0.02% for the year ended December 31, 2014 from 0.00% for the year ended December 31, 2013.

           During the year ended December 31, 2014, the yield on interest-earning assets decreased to 5.31% from 5.38% in the comparable 2013 period. The yield on interest-bearing liabilities decreased to 5.27% for the year ended December 31, 2014 from 5.38% for the comparable 2013 period. In connection with the fair value accounting for investment securities available-for- sale, securitized mortgage collateral and borrowings and long-term debt, interest income and interest expense is recognized using effective yields based on estimated fair values for these instruments. The decrease in yield for securitized mortgage collateral and securitized mortgage borrowings is primarily related to increased prices on mortgage-backed bonds which resulted in a decrease in yield. Bond prices received from pricing services and other market participants have increased over the past few quarters as investor's demand for mortgage-backed securities has increased. This has resulted in an increase in fair value for both securitized mortgage collateral and securitized mortgage borrowings. These increases in fair value have decreased the effective yields used for purposes of recognizing interest income and interest expense on these instruments.

Change in the fair value of long-term debt

           Change in the fair value of long-term debt was a loss of $4.0 million for the year ended December 31, 2014, compared to a loss of $687 thousand for the comparable 2013 period as a result of the increase in the estimated fair value of long-term debt. The increase in the estimated fair value of long-term debt was primarily the result of a decrease in the discount rate due to a reduction in market yields on similar instruments and an improvement in our own credit risk profile as well as a decrease in forward LIBOR interest rates during 2014 as compared to 2013. Long-term debt (consisting of trust preferred securities and junior subordinated notes) is measured based upon an analysis prepared by the Company, which considers the Company's own credit risk and discounted cash flow analyses. Improvements in financial results and financial condition of the Company in the future could result in additional increases in the estimated fair value of the long-term debt.

Change in fair value of net trust assets, including trust REO gains (losses)

	For the year ended December 31,
	2014	2013
Change in fair value of net trust assets, excluding REO	$3,482	$(12,494)
Gains from REO	7,581	8,816

Change in fair value of net trust assets, including trust REO gains (losses)	$11,063	$(3,678)

           The change in fair value related to our net trust assets (residual interests in securitizations) was a gain of $11.1 million for the year ended December 31, 2014, compared to a loss of $3.7 million in the comparable 2013 period. The change in fair value of net trust assets, including REO was primarily due to a $7.6 million increase in NRV of REO during the period attributed to lower expected loss severities on properties held in the long-term mortgage portfolio during the period. Additionally, the change in fair value of net trust assets, including REO was due to $3.5 million in gains from changes in fair value of securitized mortgage borrowings, securitized mortgage collateral and investment securities available-for-sale primarily associated with updating assumptions of decreased severities in the future and lower interest rates.

           For the year ended December 31, 2013, the ($3.7) million change in fair value of net trust assets, including REO was due to $12.5 million in losses from changes in fair value of securitized mortgage borrowings, securitized mortgage collateral and investment securities available-for-sale primarily associated with updating assumptions of increased collateral losses in the future and higher interest rates. Partially offsetting the loss was an $8.8 million increase in NRV of REO during the period attributed to lower expected loss severities on properties held in the long-term mortgage portfolio during the period.

Income Taxes

           In accordance with FASB ASC 810-10-45-8, we record a deferred charge representing income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH in prior years. The deferred charge represents the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH prior to 2008. The deferred charge is amortized and/or impaired, which does not result in any tax liability to be paid. The deferred charge is included in other assets in the accompanying consolidated balance sheets and is amortized as a component of income tax expense in the accompanying consolidated statement of operations. The Company recorded a tax expense in 2014 in the amount of $453 thousand related to the deferred charge impairment, which did not result in any tax liability to be paid.

           We recorded income tax expense (benefit) of $1.3 million and $(1.0) million for the years ended December 31, 2014 and 2013, respectively. The income tax expense for 2014 is primarily the result of the federal alternative minimum tax (AMT), amortization of the deferred charge and state income taxes from states where the Company does not have net operating loss carryforwards or there are state minimum states, including AMT. The income tax benefit for 2013 is the result of the inclusion of AmeriHome in the IMH federal income tax return due to the Company's increased ownership of AmeriHome during the first quarter of 2013. Additionally, federal alternative minimum tax was expensed during 2013.

           We are subject to federal income taxes as a regular (Subchapter C) corporation and file a consolidated U.S. federal income tax return for qualifying subsidiaries.

           A valuation allowance is recognized for a deferred tax asset if, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. In making such judgments, significant weight is given to evidence that can be objectively verified. In determining the adequacy of the valuation allowance, we consider all forms of evidence, including: (1) historic earnings or losses; (2) the ability to realize deferred tax assets through carry back to prior periods; (3) anticipated taxable income resulting from the reversal of taxable temporary differences; (4) tax planning strategies; and (5) anticipated future earnings exclusive of the reversal of taxable temporary differences.

           We have significant NOL carry-forwards from prior years. At December 31, 2014 and 2013, we have recognized a full valuation allowance against these NOL carry- forwards in our consolidated balance sheets. However, as a result of the announced acquisition of the CashCall mortgage operations in the first quarter of 2015, we will reevaluate our ability to generate taxable income to determine our ability to recognize our deferred tax assets and the need for the full valuation allowance which could result in future tax benefits.

Results of Operations by Business Segment

Mortgage Lending

Condensed Statements of Operations Data

	For the year ended December 31,
	2014	2013	Increase (Decrease)	% Change
Gain on sale of loans, net	$29,308	$57,188	$(27,880)	(49)%
Servicing income, net	4,586	4,240	346	8
(Loss) gain on mortgage servicing rights	(5,116)	6,567	(11,683)	(178)
Other	1,311	191	1,120	586

Total revenues	30,089	68,186	(38,097)	(56)
Other income	1,353	4	1,349	33,725
Personnel expense	(27,729)	(55,504)	27,775	50
General, administrative and other	(7,582)	(13,787)	6,205	45

Net loss before income taxes	$(3,869)	$(1,101)	$(2,768)	(251)%

           For the year ended December 31, 2014, gain on sale of loans, net were $29.3 million or 1.03% compared to $57.2 million or 2.24% in the comparable 2013 period. The $27.9 million decrease is primarily related to a $48.4 million increase in net direct loan origination expenses and a $28.2 million increase in realized and unrealized losses on derivative financial instruments, partially offset by a $30.8 million increase in premiums received from the sale of mortgage loans, a $9.8 million increase in mark-to-market gains on loans held for sale and a $7.6 million increase in premiums from servicing retained loan sales. The decrease in gain on sale of loans, net was due to tighter lending spreads and gain on sale margins associated with $2.8 billion and $2.7 billion of loans originated and sold, respectively, during the year ended December 31, 2014, as compared to $2.5 billion and $2.5 billion of loans originated and sold, respectively, during the same period in 2013.

           For the year ended December 31, 2014, servicing income, net was $4.6 million compared to $4.2 million in the comparable 2013 period. The increase in servicing income, net was primarily the result of the servicing portfolio slightly increasing to an average balance of $2.3 billion for the year ended December 31, 2014 as compared to an average balance of $2.2 billion for the same period in 2013. During 2014, we retained servicing rights on $2.7 billion in loan sales as well as sold $2.6 billion of UPB of servicing rights. Additionally, servicing income, net increased due to a reduction in loss mitigation costs primarily associated with the sale of AmeriHome in 2014. Servicing income, net includes certain loss mitigation costs associated with the acquired servicing portfolio from the 2010 acquisition of AmeriHome, which was sold in the first quarter of 2014.

           For the year ended December 31, 2014, loss on mortgage servicing rights was $5.1 million compared to a gain of $6.6 million in the comparable 2013 period. For the year ended December 31, 2014, (loss) gain on mortgage servicing rights was primarily the result of a $6.2 million reduction in fair value of mortgage servicing rights due to an increase in prepayment speed assumptions as a result of a decrease in interest rates during the period as compared to a $6.5 million increase for the same period in 2013. Partially offsetting the change in fair value was a $1.1 million gain on the sale of mortgage servicing rights during 2014, as compared to $77 thousand during the same period in 2013.

           For the year ended December 31, 2014, other revenues were $1.3 million compared to $191 thousand in the comparable 2013 period. The increase in other revenue was due to the sale of

AmeriHome during the first quarter of 2014 resulting in a $1.2 million gain. Additionally, other revenue includes a mark-to-market gain of $84 thousand during the year related to the issuance of a warrant, during the third quarter of 2014, in our subsidiary Impac Mortgage Corp to facilitate our ability to offer Non-QM mortgage products.

           For the year ended December 31, 2014 other income increased to $1.3 million as compared to $4 thousand for the comparable 2013 period. The $1.3 million increase in other income was primarily due to an increase in the net interest spread between loans held-for-sale and warehouse borrowings. As a result of the decrease in interest rates in 2014 as well as re-negotiated terms on our warehouse lines, the net spread between the interest earned on loans held-for-sale and the interest expense on the warehouse borrowings increased from $10 thousand in 2013 to $1.3 million in 2014.

           For the year ended December 31, 2014 personnel expense decreased to $27.7 million as compared to $55.5 million for the comparable 2013 period. The $27.8 million decrease in personnel expense was primarily due to the sale of our retail branch offices and consolidation of our lending fulfillment centers in the fourth quarter of 2013, reducing staffing to a level appropriate for our lending volumes. The average number of mortgage lending employees declined to 200 during 2014 as compared to 468 in 2013. Additionally, the decrease is also related to a reduction in commission expense due to a shift to correspondent and wholesale lending.

           For the year ended December 31, 2014, general, administrative and other expense decreased to $7.6 million from $13.8 million in the comparable 2013 period. The $6.2 million decrease in general, administrative and other expense is primarily related to reductions in occupancy, legal and professional fees and other marketing costs primarily attributable to the sale of our retail branches during the fourth quarter of 2013. The reduction in legal and professional fees is primarily due to a non-operational $700 thousand legal settlement expense recorded during the first quarter of 2013.

Real Estate Services

	For the year ended December 31,
	2014	2013	Increase (Decrease)	% Change
Real estate services fees, net	$14,729	$19,370	$(4,641)	(24)%
Other income (expense)	(5)	19	(24)	(126)
Personnel expense	(5,250)	(5,317)	67	1
General, administrative and other	(802)	(822)	20	2

Net earnings before income taxes	$8,672	$13,250	$(4,578)	(35)%

           For the year ended December 31, 2014, real estate services fees, net were $14.7 million compared to $19.4 million in the comparable 2013 period. The $4.6 million decrease in real estate services fees, net was the result of a $3.0 million decrease in real estate and recovery fees, $1.5 million decrease in loss mitigation fees and a $160 thousand decrease in real estate services. These reductions are primarily due to the expected decline in the outstanding balance of the long-term mortgage portfolio.

           For the year ended December 31, 2014, personnel expense and general, administrative and other expense remained relatively flat as compared to 2013.

Long-Term Mortgage Portfolio

	For the year ended December 31,
	2014	2013	Increase (Decrease)	% Change
Other revenue	$371	$833	(462)	(55)%
Personnel expense	(342)	(1,014)	672	66
General, administrative and other	(582)	(699)	117	17

Total expenses	(924)	(1,713)	789	46
Net interest income	1,407	994	413	42
Change in fair value of long-term debt	(4,014)	(687)	(3,327)	(484)
Change in fair value of net trust assets, including trust REO losses	11,063	(3,678)	14,741	401

Total other income (expense)	8,456	(3,371)	11,827	351

Net earnings (loss) before income taxes	$7,903	$(4,251)	$12,154	286%

           For the year ended December 31, 2014, other revenue totaled $371 thousand as compared to $833 thousand for the comparable 2013 period. The $462 thousand decrease is primarily due to a $558 thousand decrease in investment earnings partially offset by an $87 thousand increase in master servicing revenue earned on the long-term mortgage portfolio.

           For the year ended December 31, 2014, personnel expense was $342 thousand as compared to $1.0 million for the comparable 2013 period. The $672 thousand decrease in personnel expense was primarily due to a decrease in allocated personnel expenses associated with ongoing activities in the long-term mortgage portfolio associated with a decline in loans and balances of the long-term mortgage portfolio.

           For the year ended December 31, 2014, general, administrative and other expense decreased to $582 thousand as compared to $699 thousand for the comparable 2013 period. The $117 thousand decrease in general, administrative and other expense for the year ended December 31, 2014 is related to a decrease in legal and professional fees associated with the long-term mortgage portfolio.

           For the year ended December 31, 2014, net interest income totaled $1.4 million as compared to $994 thousand for the comparable 2013 period. The $413 thousand increase was primarily attributable to a $339 thousand increase in net interest spread on the long-term mortgage portfolio due to an improvement in net interest income and cash flows in the earlier vintage trusts which include our residual interests. Additionally, net interest income increased $303 thousand due to a decrease in interest expense on the note payable due to the repayment of the note in April 2013. Partially offsetting the increase in net interest income was an increase in interest expense on the long-term debt of $220 thousand.

           Change in the fair value of long-term debt was a loss of $4.0 million for the year ended December 31, 2014, compared to a loss of $687 thousand for the comparable 2013 period as a result of the increase in the estimated fair value of long-term debt. The increase in the estimated fair value of long-term debt was primarily the result of a reduction in market yields on similar instruments and an improvement in our own credit risk profile as well as a decrease in forward LIBOR interest rates during 2014 as compared to 2013.

           The change in fair value related to our net trust assets (residual interests in securitizations) was a gain of $11.1 million for the year ended December 31, 2014, compared to a loss of $3.7 million in the comparable 2013 period. The change in fair value of net trust assets, including REO was due primarily to a $7.6 million increase in NRV of REO during the period attributed to lower expected loss severities on properties held in the long-term mortgage portfolio during the period. Additionally, the change in fair value of net trust assets, including REO was due to $3.5 million in gains from changes in fair value of securitized mortgage borrowings, securitized mortgage collateral and investment securities available-for-sale primarily associated with updating assumptions of decreased severities in the future and lower interest rates.

Corporate

	For the year ended December 31,
	2014	2013	Increase (Decrease)	% Change
Interest expense	$(1,620)	$(1,104)	(516)	(47)
Other expenses	(13,748)	(12,836)	(912)	(7)

Net loss before income taxes	$(15,368)	$(13,940)	$(1,428)	(10)%

           For the year ended December 31, 2014, interest expense totaled $1.6 million as compared to $1.1 million for the comparable 2013 period. Interest expense increased $516 thousand for the year ended December 31, 2014 primarily attributable to a $502 thousand increase in interest expense on the $20.0 million Convertible Notes as they were issued in April 2013. Additionally, interest expense from the line of credit increased $14 thousand during 2014 as compared to 2013.

           For the year ended December 31, 2014, expenses increased to $13.7 million as compared to $12.8 million for the comparable 2013 period. The increase was primarily due to non-cash lease impairment charge and a net reduction in allocated corporate expenses. With the further consolidation of the mortgage lending and real estate services operations in the first quarter of 2014, the Company recorded a non-cash lease impairment charge of $548 thousand for the space that we no longer used and expect to sublease in the future. Additionally, the sale of the retail branch network and closure of the lending fulfillment center at the end of 2013 resulted in a reduced allocation of certain fixed corporate costs due to reduced headcount primarily in mortgage lending and the associated reductions in business operations. The combination of the two resulted in a net increase in expenses recorded in the corporate segment.

Discontinued Operations

	For the year ended December 31,
	2014	2013	Increase (Decrease)	% Change
Provision for repurchases	$(1,063)	$(1,312)	$249	19%
General, administrative and other	(1,292)	(1,725)	433	25

Net loss after income taxes	$(2,355)	$(3,037)	$682	22%

           Provision for repurchases decreased $249 thousand to a provision of $1.1 million for the year ended December 31, 2014, compared to a provision of $1.3 million for the same period in 2013. The decrease is the result of decreases in estimated repurchase losses during 2014 related to repurchase claims received from Fannie Mae as compared to the same period in 2013. During 2014, we paid approximately $5.3 million to settle previous repurchase claims related to our previously discontinued operations and such amount was charged against the reserve.

           For the year ended December 31, 2014, general, administrative and other expense decreased to $1.3 million as compared to $1.7 million for the comparable 2013 period. During 2014, we incurred approximately $1.8 million in legal expenses and $448 thousand in occupancy expense for various matters pertaining to the discontinued non-conforming mortgage operations. Partially offsetting the legal expenses was a $950 thousand recovery from a settlement associated with previous litigation matters.

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

           We believe that current cash balances, cash flows from our mortgage lending operations, the sale of mortgage servicing rights, real estate services fees generated from our long-term mortgage portfolio, and residual interest cash flows from our long-term mortgage portfolio are adequate for our current operating needs. However, we believe the mortgage and real estate services market is volatile, highly competitive and subject to increased regulation. Competition in mortgage lending comes primarily from mortgage bankers, commercial banks, credit unions and other finance companies which have offices in our market area as well as operations throughout the United States. We compete for loans principally on the basis of the interest rates and loan fees we charge, the types of loans we originate and the quality of services we provide to borrowers. Additionally, competition for loss mitigation servicing, loan modification services and other portfolio services has increased due to the difficult mortgage environment, credit tightening and an uncertain economy. Our competitors include mega mortgage servicers, established subprime loan servicers, and newer entrants to the specialty servicing and recovery collections business. Efforts to market our ability to provide mortgage and real estate services for others is more difficult than many of our competitors because we have not historically provided such services to unrelated third parties, and we are not a rated primary or special servicer of residential mortgage loans as designated by a rating agency. Additionally, performance of the long-term mortgage portfolio is subject to the current real estate market and economic conditions. Cash flows from our residual interests in securitizations are sensitive to delinquencies, defaults and credit losses associated with the securitized loans. Losses in excess of current estimates will reduce the residual interest cash receipts from our long-term mortgage portfolio.

           While we continue to pay our obligations as they become due, the ability to continue to meet our current and long-term obligations is dependent upon many factors, particularly our ability to successfully operate our mortgage lending segment, real estate services segment and realizing cash flows from the long-term mortgage portfolio. Our future financial performance and success are dependent in large part upon the ability to expand our mortgage lending platform and profitability. In order to support the continued growth of our mortgage lending platform, including the expected increase in volume due to the acquisition of CashCall mortgage operations, we will continue to consider sales of mortgage servicing rights, financing of unencumbered assets and opportunities to raise capital by issuing debt or equity.

Sources of Liquidity

           Cash flows from our mortgage lending operations.    We receive loan fees from loan originations. Fee income consists of application and underwriting fees and fees on cancelled loans. These loan fees are offset by the related direct loan origination costs including broker fees related to our wholesale and correspondent channels. In addition, we generally recognize net interest income on loans held for sale from the date of origination through the date of disposition. We sell or securitize substantially all of the loans we originate in the secondary mortgage market, with servicing rights released or retained. Loans are sold on a whole loan basis by entering into sales transactions with third-party investors in which we receive a premium for the loan and related servicing rights, if applicable. The mortgage lending operations sold $2.7 billion of mortgages through whole loan sales and securitizations during 2014. Additionally, the mortgage lending operations enter into interest rate lock commitments (IRLCs) and utilize forward sold Fannie Mae and Ginnie Mae mortgage-backed securities (Hedging Instruments) to hedge interest rate risk. We may be subject to pair-off gains and losses associated with these hedging instruments. Since we rely significantly upon loan sales to generate cash proceeds to repay warehouse borrowings and to create credit availability, any disruption in our ability to complete sales may require us to utilize other sources of financing, which, if available at all, may be on less favorable terms. In addition, delays in the disposition of our mortgage loans increase our risk by exposing us to credit and interest rate risk for this extended period of time.

           We receive servicing income net of subservicing cost and other related servicing expenses from our mortgage servicing portfolio. Additionally, we strategically sell MSRs to generate liquidity, keep the amount of capital invested in MSRs at acceptable levels and provide capital needed for further growth. During 2014, our mortgage servicing portfolio declined to $2.3 billion at December 31, 2014, as compared to $3.1 billion at December 31, 2013. This decline was due to servicing sales of $2.6 billion in the first nine months of 2014. Despite the decline in our servicing portfolio during 2014, servicing income, net increased to $4.6 million as compared to $4.3 million in 2013 due to the increase in average balance of our servicing portfolio to $2.3 billion in 2014 compared to $2.2 billion in 2013.

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

  •
  unpaid interest shortfall;

  •
  basis risk shortfall; and

  •
  bond write-downs reinstated.

           Prior to 2013, certain residuals were pledged as collateral for a note payable, which was repaid in April 2013. Residual cash flows were used to make principal and interest payments (See further details below under Structured Debt Agreement.) In December 2014, certain residuals were pledged again as collateral for short-term structured debt. Residual cash flows are being used to make principal and interest payments for such debt payments (See further details below under Financing Activities.)

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

           We are negotiating the terms for a new working capital facility to provide liquidity for warehouse haircuts and capitalization of MSRs associated with the growth expected from the acquisition of the mortgage operations of CashCall. Our goal is to complete the negotiation, execute the agreement and have the facility operational in April 2015.

Uses of Liquidity

           Acquisition and origination of mortgage loans.    During 2014, the mortgage lending operations originated or acquired $2.8 billion of mortgage loans. Capital invested in mortgages is outstanding until we sell the loans, which is one of the reasons we attempt to sell within 10-15 days of acquisition or origination. Initial capital invested in mortgage loans includes premiums paid when mortgages are acquired and originated and our capital investment, or "haircut," required upon financing, which is generally determined by the type of collateral provided and the warehouse facility terms. The mortgage lending operations acquired and originated $2.8 billion of residential mortgages, which were financed with warehouse borrowings at a haircut generally between 2% to 10% of the outstanding principal balance of the mortgage loans. The haircuts are normally recovered from sales proceeds. With the expected future increase in origination volumes we will be required to use additional capital for haircuts and increase our restricted cash balances with our warehouse lenders. At December 31, 2014, we had $1.8 million in restricted cash posted as additional collateral as compared to $1.1 million at December 31, 2013.

           Investment in mortgage servicing rights.    As part of our business plan, we invest in mortgage servicing rights through the sale of mortgage loans on a servicing retained basis. During 2014, we capitalized $29.4 million in mortgage servicing rights from selling $2.7 billion in loans with servicing retained. Partially offsetting this investment was the sale of $34.7 million in servicing rights ($3.3 billion of mortgage loans) from the servicing portfolio.

           Cash flows from financing facilities and other lending relationships.    We primarily fund our mortgage originations through warehouse facilities with third-party lenders which are primarily with national and regional banks. During 2014, the warehouse facilities borrowing capacity amounted to $415.0 million, of which $226.7 million was outstanding at December 31, 2014. The warehouse facilities are secured by and used to fund single-family residential mortgage loans until such loans are sold. The warehouse facilities agreements contain certain covenants which we are required to satisfy. In order to mitigate the liquidity risk associated with warehouse borrowings, we attempt to sell our mortgage loans within 10-15 days from acquisition or origination. In addition to the warehouse facilities, we have borrowing capacity up to $4.0 million on a Line of Credit. There was a $4.0 million outstanding balance on the Line of Credit at December 31, 2014. In December 2014, we entered into a $6.0 million short-term structured debt agreement to finance our residual interests. During 2013, we raised additional capital with the issuance of $20.0 million in Convertible Notes.

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

           Investors have requested us to repurchase loans or to indemnify them against losses on certain loans which the investors believe either do not comply with applicable representations or warranties or defaulted shortly after its purchase. The Company records an estimated reserve for these losses at the time the loan is sold, and adjusts the reserve to reflect the estimated loss. During 2014, we paid approximately $5.3 million to settle previous repurchase claims related to our discontinued operations.

Financing Activities

           Structured Debt Agreement (Note Payable).    In February 2012, we refinanced the existing debt with the lender and entered into a new $7.5 million structured debt agreement (Note Payable) using eight of our residual interests (net trust assets) as collateral. We received proceeds of $7.0 million, net of the aforementioned payoff of $408 thousand and transaction costs of approximately $50 thousand. In April 2013, we fully satisfied the remaining scheduled payments on the Note Payable and hence, the residuals listed as collateral were released to us.

           Short-Term Structured Debt.    In December 2014, we entered into a $6.0 million short-term structured debt agreement using eight of our residual interests (net trust assets) as collateral. We received proceeds of $6.0 million and had transaction costs of approximately $60 thousand. The agreement bears interest at LIBOR + 5.75% per annum, has a final repurchase date of June 29, 2015 and we have the right to repurchase the securities without penalty prior to the final repurchase date. The holder receives monthly principal and interest payments which are equal to the distributions from the residual interest underlying collateral with a minimum payment of $500,000. If the cash flows received from the collateralized residual interests are less than $500,000, we would be required to pay the difference to avoid the transfer of the residual interests and the rights to the associated future cash flows to the note holder.

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

           Working Capital Line of Credit (Line of Credit).    In June 2014, we amended the $4.0 million working capital line of credit agreement with a national bank at an interest rate of one-month LIBOR plus 3.50% extending the expiration to June 2015. We make monthly interest payments based on the unpaid balance of the Line of Credit. Under the terms of the agreement we are required to maintain various financial and other covenants. There was a $4.0 million outstanding balance on the working capital line of credit as of December 31, 2014.

           Long-term Debt (Trust Preferred Securities and Junior Subordinated Notes).    Trust Preferred Securities had an outstanding principal balance of $8.5 million at December 31, 2014 with a stated maturity of July 30, 2035. The Trust Preferred Securities require quarterly distributions initially at a fixed rate of 2.00% per annum through December 2013 with increases of 1.00% per year through 2017. Starting in 2018, the interest rates become variable at 3-month LIBOR plus 3.75% per annum. At December 31, 2014, the interest rate was 3.0%. The Junior Subordinated Notes are redeemable at par at any time after July 30, 2010 and requires quarterly distributions at a variable rate of three-month LIBOR plus 3.75% per annum. At December 31, 2014, the interest rate was 3.99%. The Junior Subordinated Notes had an outstanding principal balance of $62.0 million at December 31, 2014 with a stated maturity of March 2034. We are current on all interest payments. At December 31, 2014, Long-term Debt had an estimated fair value of $22.1 million and is reflected on our consolidated balance sheets as long-term debt.

           Operating activities.    Net cash provided by operating activities was $30.0 million for 2014 as compared to $174.5 million for 2013 primarily due to the timing of originations and sales of loans held-for-sale between 2014 and 2013. During 2014 and 2013, the primary sources of cash in operating activities were cash received from fees generated by our mortgage and real estate service business activities, cash received from mortgage lending and excess cash flows from our residual interests in securitizations offset by operating expenses.

           Investing activities.    Net cash provided by investing activities was $701.3 million for 2014 as compared to $787.2 million for 2013. For 2014 and 2013, the primary source of cash from investing activities was provided by principal repayments on our securitized mortgage collateral, proceeds from the liquidation of REO, the sale of mortgage servicing rights and proceeds from the sale of AmeriHome.

           Financing activities.    Net cash used in financing activities was $731.2 million for 2014 as compared to $964.5 million for 2013. For 2014 and 2013, net cash used in financing activities was primarily for principal repayments on securitized mortgage borrowings, partially offset by net borrowings under warehouse agreements, borrowings under the line of credit and issuance of the short-term structure debt.

           Inflation.    The consolidated financial statements and corresponding notes to the consolidated financial statements have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. For the years ended December 31, 2014 and 2013, inflation had no significant impact on our revenues or net income. Unlike industrial companies, nearly all of our assets and liabilities are monetary in nature. As a result, interest rates have a greater effect on our performance than do the effects of general levels of inflation. Inflation affects our operations primarily through its effect on interest rates, since interest rates normally increase during periods of high inflation and decrease during periods of low inflation.

Off Balance Sheet Arrangements

           When we sell or broker loans through whole-loan sales, we are required to make normal and customary representations and warranties to the loan originators or purchasers, including guarantees against early payment defaults typically 90 days, and fraudulent misrepresentations by the borrowers. Our agreements generally require us to repurchase loans if we breach a representation or warranty given to the loan purchaser. In addition, we may be required to repurchase loans as a result of borrower fraud or if a payment default occurs on a mortgage loan shortly after its sale. Because the loans are no longer on our balance sheet, the representations and warranties are considered a guarantee. During 2014, we sold $2.7 billion and brokered $2.5 million of loans subject to representations and warranties compared to $2.5 billion and $55.9 million in 2013. At December 31, 2014, we had $4.5 million in repurchase reserve related to the loans sold since early 2011 by the continuing mortgage lending operation as compared to a reserve of $4.0 million as December 31, 2013. Additionally, the repurchase reserve within discontinued operations was $1.2 million at December 31, 2014, as compared to $5.5 million at December 31, 2013. During 2014, we paid $5.3 million to settle repurchase demands on loans previously sold to third parties as compared to $4.0 million to settle or repurchase loans during 2013.

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

           The Company's management, with the participation of its chief executive officer (CEO) and its chief financial officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. Based on that evaluation, the Company's chief executive officer and chief financial officer concluded that, as of that date, the Company's disclosure controls and procedures were effective at a reasonable assurance level.

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

           As of December 31, 2014, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO). Based on the criteria established by COSO, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2014.

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

Changes in Internal Control Over Financial Reporting

           During the quarter ended December 31, 2014, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Impac Mortgage Holdings, Inc.

           We have audited Impac Mortgage Holdings, Inc.'s (the Company) internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Impac Mortgage Holdings, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

           In our opinion, Impac Mortgage Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014 based on the COSO criteria.

           We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Impac Mortgage Holdings, Inc. and subsidiaries as of December 31, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended, and our report dated March 24, 2015 expressed an unqualified opinion on these financial statements.

/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

Newport Beach, California
March 24, 2015

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

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on the 24th day of March 2015.

IMPAC MORTGAGE HOLDINGS, INC.
by	/s/ JOSEPH R. TOMKINSON Joseph R. Tomkinson Chairman of the Board and Chief Executive Officer

           Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH R. TOMKINSON Joseph R. Tomkinson	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2015
/s/ WILLIAM S. ASHMORE William S. Ashmore	President and Director	March 24, 2015
/s/ TODD R. TAYLOR Todd R. Taylor	Chief Financial Officer (Principal Financial and Accounting Officer)	March 24, 2015
/s/ JAMES WALSH James Walsh	Director	March 24, 2015
/s/ FRANK P. FILIPPS Frank P. Filipps	Director	March 24, 2015
/s/ STEPHAN R. PEERS Stephan R. Peers	Director	March 24, 2015
/s/ LEIGH J. ABRAMS Leigh J. Abrams	Director	March 24, 2015

Exhibit Index

Exhibit Number	Description
2.1	Equity Purchase Agreement dated December 3, 2013 among Aris Mortgage Holding Company, LLC, Excel Mortgage Servicing, Inc. and Integrated Real Estate Service Corporation.
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
3.2(a)
Amendment to Bylaws (incorporated by reference to exhibit 3.2(a) of the Registrant's Registration Statement on Form S-3 (File No. 333-111517) filed with the Securities and Exchange Commission on December 23, 2003).
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
10.5*
Impac Mortgage Holdings, Inc. Omnibus Incentive Plan (as amended) (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2014).
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
10.7(a)*
First amendment to Employment Contract dated as of March 17, 2014 between Joseph Tomkinson and Impac Mortgage Holdings, Inc. (incorporated by reference to Exhibit 10.7(a) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013).
10.8*
Employment Agreement effective as of January 1, 2013 between Impac Mortgage Holdings, Inc. and William Ashmore (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2013).
10.9*
Employment Agreement effective as of January 1, 2014 between Impac Mortgage Holdings, Inc. and Todd Taylor (incorporated by reference to Exhibit 10.9 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013).
10.9(a)	Amendment dated November 10, 2104 to Employment Agreement with Todd Taylor.
10.10*
Employment Agreement effective as of January 1, 2014 between Impac Mortgage Holdings, Inc and Ron Morrison (incorporated by reference to Exhibit 10.0 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013).
10.10(a)	Amendment dated November 10, 2104 to Employment Agreement with Ron Morrison.
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
10.13
Credit Agreement executed May 13, 2014 and First Amendment with Promissory Note dated June 1, 2014 with Wells Fargo Bank (incorporated by reference to Exhibit 10.8 of the Registrant's Quarterly Report on Form 10 Q for the period ended June 30, 2014).
10.14
Note Purchase Agreement dated as of April 29, 2013 by and among Impac Mortgage Holdings, Inc. and the Purchasers (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2013).
10.14(a)
Form of Convertible Promissory Note Due 2018 (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2013).
10.15
Registration Rights Agreement dated as of April 29, 2013 by and among Impac Mortgage Holdings, Inc. and the Purchasers (incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2013).
21.1	Subsidiaries of the Registrant (incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013).
23.1	Consent of Squar, Milner, Peterson, Miranda & Williamson, LLP.
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Stockholders' Equity, (4) the Condensed Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

           We have audited the accompanying consolidated balance sheets of Impac Mortgage Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

           In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Impac Mortgage Holdings, Inc. and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

           We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 24, 2015, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

Newport Beach, California
March 24, 2015

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$10,073	$9,969
Restricted cash	2,420	1,467
Mortgage loans held-for-sale	239,391	129,191
Mortgage servicing rights	24,418	35,981
Securitized mortgage trust assets	5,268,531	5,513,166
Assets of discontinued operations	100	2,277
Other assets	33,639	26,274

Total assets	$5,578,572	$5,718,325

LIABILITIES
Warehouse borrowings	$226,718	$119,634
Short-term structured debt	6,000	-
Convertible notes	20,000	20,000
Long-term debt	22,122	15,871
Securitized mortgage trust liabilities	5,251,307	5,502,585
Liabilities of discontinued operations	3,146	12,883
Other liabilities	24,323	21,481

Total liabilities	5,553,616	5,692,454
Commitments and contingencies
STOCKHOLDERS' EQUITY
Series A-1 junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none issued or outstanding	-	-
Series B 9.375% redeemable preferred stock, $0.01 par value; liquidation value $16,640; 2,000,000 shares authorized, 665,592 noncumulative shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	7	7
Series C 9.125% redeemable preferred stock, $0.01 par value; liquidation value $35,127; 5,500,000 shares authorized; 1,405,086 noncumulative shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	14	14
Common stock, $0.01 par value; 200,000,000 shares authorized; 9,588,532 and 8,988,910 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	96	90
Additional paid-in capital	1,089,574	1,084,173
Net accumulated deficit:	-	-
Cumulative dividends declared	(822,520)	(822,520)
Retained deficit	(242,215)	(235,893)

Net accumulated deficit	(1,064,735)	(1,058,413)

Total stockholders' equity	24,956	25,871

Total liabilities and stockholders' equity	$5,578,572	$5,718,325

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the year ended December 31,
	2014	2013
Revenues:
Gain on sale of loans, net	$29,308	$57,188
Real estate services fees, net	14,729	19,370
Servicing income, net	4,586	4,240
(Loss) gain on mortgage servicing rights	(5,116)	6,567
Other	1,682	1,004

Total revenues	45,189	88,369
Expenses:
Personnel expense	37,398	64,769
General, administrative and other	10,505	14,805
Occupancy expense	5,562	6,432
Legal and professional expense	2,570	3,954

Total expenses	56,035	89,960

Other income (expense):
Interest income	295,656	310,391
Interest expense	(294,521)	(310,477)
Change in fair value of long-term debt	(4,014)	(687)
Change in fair value of net trust assets, including trust REO gains (losses)	11,063	(3,678)

Total other income (expense)	8,184	(4,451)

Loss from continuing operations before income taxes	(2,662)	(6,042)
Income tax expense (benefit) from continuing operations	1,305	(1,031)

Net loss from continuing operations	(3,967)	(5,011)
Loss from discontinued operations, net of tax	(2,355)	(3,037)

Net loss	(6,322)	(8,048)
Net earnings attributable to noncontrolling interest	—	(136)

Net loss attributable to common stockholders	$(6,322)	$(8,184)

Loss per common share—basic and diluted:
Loss from continuing operations attributable to IMH	$(0.43)	$(0.59)
Loss from discontinued operations	(0.25)	(0.35)

Net loss per share available to common stockholders	$(0.68)	$(0.94)

See accompanying notes to consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except share amounts)

	Preferred Shares Outstanding	Preferred Stock	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Cumulative Dividends Declared	Retained Deficit	Total IMH Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance, December 31, 2012	2,070,678	$21	8,474,017	$85	$1,079,083	$(822,520)	$(227,709)	$28,960	$883	$29,843
										-
Proceeds and tax benefit from exercise of stock options	-	-	121,576	1	174	-	-	175	-	175
Stock based compensation	-	-	-	-	1,971	-	-	1,971	-	1,971
Settlement from noncontrolling interest	-	-	108,375	1	188	-	-	189	(1,019)	(830)
Legal settlements	-	-	284,942	3	2,757	-	-	2,760	-	2,760
Net (loss) earnings	-	-	-	-	-	-	(8,184)	(8,184)	136	(8,048)

Balance, December 31, 2013	2,070,678	21	8,988,910	90	1,084,173	(822,520)	(235,893)	25,871	-	25,871
Proceeds and tax benefit from exercise of stock options	-	-	14,622	-	38	-	-	38	-	38
Stock based compensation	-	-	-	-	1,921	-	-	1,921	-	1,921
Legal settlements	-	-	585,000	6	3,442	-		3,448	-	3,448
Net loss	-	-	-	-	-	-	(6,322)	(6,322)	-	(6,322)

Balance, December 31, 2014	2,070,678	$21	9,588,532	$96	$1,089,574	$(822,520)	$(242,215)	$24,956	$-	$24,956

See accompanying notes to consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,322)	$(8,048)
Gain on sale of MSRs	(1,112)	(77)
Change in fair value of mortgage servicing rights	6,229	(6,490)
Gain on sale of AmeriHome	(1,208)	—
Impairment of deferred charge	453	—
Gain on sale of loans	(23,668)	(61,743)
Change in fair value of mortgage loans held-for-sale	(6,857)	2,895
Change in fair value of derivatives lending, net	27	1,797
Provision for repurchases	1,190	1,750
Origination of mortgage loans held-for-sale	(2,845,494)	(2,493,884)
Sale and principal reduction on mortgage loans held-for-sale	2,736,431	2,520,551
Gains from REO	(7,581)	(8,816)
Change in fair value of net trust assets, excluding REO	(8,658)	6,250
Change in fair value of long-term debt	4,014	687
Accretion of interest income and expense	180,478	215,653
Change in REO impairment reserve	4,776	4,906
Amortization of debt issuance costs and discount on note payable	48	30
Stock-based compensation	1,921	1,971
Net change in restricted cash	(953)	1,763
Net cash used in operating activities of discontinued operations	(7,560)	(8,194)
Net change in other assets and liabilities	3,827	3,468

Net cash provided by operating activities	29,981	174,469

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in securitized mortgage collateral	634,714	739,154
Proceeds from the sale of mortgage servicing rights	28,388	3,065
Finance receivable advances to customers	(76,317)	—
Repayments of finance receivables	67,959	—
Net change in mortgages held-for-investment	7	(55)
Purchase of equipment	(18)	(362)
Net principal change on investment securities available-for-sale	76	72
Acquisition of noncontrolling interest	—	(350)
Proceeds from the sale of real estate owned	36,288	45,703
Proceeds from the sale of AmeriHome	10,200	—

Net cash provided by investing activities	701,297	787,227

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of warehouse borrowings	(2,611,066)	(2,364,679)
Borrowings under warehouse agreement	2,718,150	2,376,709
Repayment of line of credit	(28,250)	(13,500)
Borrowings under line of credit	29,250	16,500
Repayment of securitized mortgage borrowings	(844,499)	(995,200)
Issuance of Convertible Notes	—	20,000
Issuance of short-term structured debt	6,000	—
Principal payments on notes payable	—	(3,451)
Principal payments on capital lease	(736)	(769)
Capitalized debt issuance costs	(60)	(267)
Proceeds from exercise of stock options	37	175

Net cash used in financing activities	(731,174)	(964,482)

Net change in cash and cash equivalents	104	(2,786)
Cash and cash equivalents at beginning of year	9,969	12,755

Cash and cash equivalents at end of period – continuing operations	10,073	9,969
Cash and cash equivalents at end of period – discontinued operations	—	—

Cash and cash equivalents at end of period	$10,073	$9,969

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS -(continued)

(in thousands)

	For the year ended December 31,
	2014	2013
SUPPLEMENTARY INFORMATION (Continuing and Discontinued Operations):
Interest paid, net	$56,595	$65,525
Taxes paid, net of refunds	725	209
NON-CASH TRANSACTIONS (Continuing and Discontinued Operations):
Transfer of securitized mortgage collateral to real estate owned	$33,377	$38,224
Mortgage servicing rights retained from loan sales and issuance of mortgage backed securities	29,388	21,776
Common stock issued upon legal settlement	3,448	2,760
Acquisition of equipment purchased through capital leases	573	1,171
Common stock issued for acquisition of noncontrolling interest	—	1,100
Increase in ownership of AmeriHome	—	911

See accompanying notes to consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Note 1.—Summary of Business and Financial Statement Presentation including Significant Accounting Policies

Business Summary

           Impac Mortgage Holdings, Inc. (the Company, IMH or Parent) is a Maryland corporation incorporated in August 1995 and has the following wholly-owned subsidiaries: Integrated Real Estate Service Corporation (IRES), Impac Mortgage Corp. (IMC), IMH Assets Corp. (IMH Assets) and Impac Funding Corporation (IFC).

           The Company's continuing operations include the mortgage lending operations and real estate services conducted by IRES and IMC and the long-term mortgage portfolio (residual interests in securitizations reflected as net trust assets and liabilities in the consolidated balance sheets) conducted by IMH. The discontinued operations include the former non-conforming mortgage and retail operations conducted by IFC and subsidiaries.

           The information set forth in these notes is presented on a continuing operations basis, unless otherwise stated.

Financial Statement Presentation

Basis of Presentation

           The balance sheets, results of operations and cash flows have been presented in the accompanying consolidated financial statements as of December 31, 2014 and 2013 and for each of the years in the two-year period ended December 31, 2014 and include the financial results of IMH, IRES, IMC and IMH Assets within continuing operations and IFC within discontinued operations.

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

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Noncontrolling Interests in Consolidated Subsidiaries

           The Company follows the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 810-10-65-1, Noncontrolling Interests in Consolidated Financial Statements which requires a noncontrolling interest in a subsidiary to be reported as equity in the consolidated financial statements with sufficient disclosure provided to identify and distinguish between the interests of the parent and the interest of the noncontrolling owners. The Company previously reported the portion of AmeriHome Mortgage Corporation (AmeriHome) (a subsidiary of IRES) not owned by the Company as noncontrolling interests. During the third quarter of 2013, the Company and the noncontrolling interest holder entered into an agreement to transfer the remaining 20% ownership of AmeriHome to the Company. Effective July 1, 2013, the Company owned 100% of AmeriHome, which was subsequently sold in March 2014 (See Note 13—Acquisition/Disposition of Noncontrolling Interest).

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

Significant Accounting Policies

Fair Value Option

           The fair value option provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments not previously carried at fair value. The Company has elected the fair value option on investment securities available-for-sale, securitized mortgage collateral, mortgage servicing rights, mortgage loans held-for-sale, securitized mortgage borrowings and long-term debt. Elections were made to mitigate income statement volatility caused by differences in the measurement basis of elected instruments (for example, securitized mortgage collateral was previously accounted for at cost adjusted for net deferred origination costs and allowance for loan losses for credit losses inherent in the portfolio, where securitized mortgage borrowings was previously accounted for at amortized cost net of deferred financing costs).

Cash and Cash Equivalents and Restricted Cash

           Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less at the date of acquisition. The carrying amount of cash and cash equivalents approximates fair value.

           Cash balances that have restrictions as to the Company's ability to withdraw funds are considered restricted cash. At December 31, 2014 and 2013, restricted cash totaled $2.4 million and $1.5 million, respectively. The restricted cash is the result of the terms of the Company's warehouse borrowings. In accordance with the terms of the Master Repurchase Agreements related to the warehouse borrowings,

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

the Company is required to maintain cash balances with the lender as additional collateral for the borrowings (See Note 5.—Warehouse Borrowings).

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

           Revenue derived from the Company's mortgage lending activities includes loan fees collected at the time of origination and gain or loss from the sale of LHFS. Loan fees consist of fee income earned on all loan originations, including loans closed and held for sale. Loan fees are recognized as earned and consist of amounts collected for application and underwriting fees, fees on cancelled loans and discount points. The related direct loan origination costs are recognized when incurred and consists of broker fees and commissions. Gain or loss from the sale and mark-to-market of LHFS includes both realized and unrealized gains and losses and are included in gain on sale of loans, net in the accompanying consolidated statements of operations. The valuation of LHFS approximates a whole-loan price, which includes the value of the related mortgage servicing rights.

           The Company principally sells its LHFS to government sponsored entities, and to a lesser extent, investors. The Company evaluates its loan sales for sales treatment. To the extent the transfer of loans qualifies as a sale, the Company derecognizes the loans and records a realized gain or loss on the sale date. In the event the Company determines that the transfer of loans does not qualify as a sale, the transfer would be treated as a secured borrowing. Interest on loans is recorded as income when earned and deemed collectible. LHFS are placed on nonaccrual status when any portion of the principal or interest is 90 days past due or earlier if factors indicate that the ultimate collectability of the principal or interest is not probable. Interest received from loans on nonaccrual status is recorded as income when collected. Loans return to accrual status when the principal and interest become current and it is probable that the amounts are fully collectible.

Mortgage Servicing Rights

           The Company accounts for mortgage loan sales in accordance with ASC 860, Transfers and Servicing. Upon sale of mortgage loans on a service-retained basis, the loans held for sale are removed from the balance sheet, mortgage servicing rights (MSRs) are recorded as an asset for servicing rights retained. The Company elected to measure MSRs at fair value as prescribed by FASB ASC 860-50-35, and as such, servicing assets or liabilities are valued using discounted cash flow modeling techniques using assumptions regarding future net servicing cash flow, including prepayment rates, discount rates, servicing cost and other factors. Changes in estimated fair value are reported in the accompanying consolidated statements of operations within (loss) gain on mortgage servicing rights.

           When the Company sells mortgage servicing rights, the Company records a gain or loss on such sale based on the selling price of the mortgage servicing rights less the carrying value and transaction

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

costs. Gains and losses are reported in the accompanying consolidated statements of operations within (loss) gain on mortgage servicing rights.

Finance Receivables

           Finance receivables represent transactions with the Company's customers involved in residential real estate lending. As a warehouse lender, the Company's warehouse lending operations are a secured creditor of the mortgage bankers and brokers to which the Company extends credit and is subject to the risks inherent in that status, including the risk of borrower fraud, default and bankruptcy. Any claim of the Company's warehouse lending operations as a secured lender in a bankruptcy proceeding may be subject to adjustment and delay. Finance receivables from customers represent repurchase facilities with mortgage bankers that are primarily collateralized by mortgages on single-family residential real estate. Terms of the repurchase facilities, including the maximum facility amount and interest rate, are determined based upon the financial strength, historical performance and other qualifications of the borrower. The warehouse facilities to customers have maturities that range from on-demand to one year. Finance receivables are stated at the principal balance outstanding and are included in other assets on the accompanying consolidated balance sheets. Interest income is recorded on the accrual basis.

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

           Interest income on securitized mortgage collateral is recorded quarterly using the effective yield for the period based on the previous quarter-end's estimated fair value. Securitized mortgage collateral is generally not placed on nonaccrual status as the servicer advances the interest payments to the trust regardless of the delinquency status of the underlying mortgage loan, until it becomes apparent to the servicer that the advance is not collectible.

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

Securitized Mortgage Borrowings

           The Company records securitized mortgage borrowings in the accompanying consolidated balance sheets for the consolidated CMO and REMIC securitized trusts within the long-term mortgage portfolio. The debt from each issuance of a securitized mortgage borrowing is payable from the principal and interest payments on the underlying mortgages collateralizing such debt, as well as the proceeds from liquidations of REO. If the principal and interest payments are insufficient to repay the debt, the shortfall is allocated first to the residual interest holders (generally owned by the Company) then, if necessary, to the certificate holders (e.g. third party investors in the securitized mortgage borrowings) in accordance with the specific terms of the various respective indentures. Securitized mortgage borrowings typically are structured as one- month LIBOR "floaters" and fixed rate securities with interest payable to certificate holders monthly. The maturity of each class of securitized mortgage borrowing is directly affected by the amount of net interest spread, overcollateralization and the rate of principal prepayments and defaults on the related securitized mortgage collateral. The actual maturity of any class of a securitized mortgage borrowing can occur later than the stated maturities of the underlying mortgages.

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

           To mitigate exposure to the effect of changing interest rates on cash flows on securitized mortgage borrowings, the Company purchased derivative instruments primarily in the form of interest rate swap agreements (swaps) and, to a lesser extent, interest rate cap agreements (caps) and interest rate floor agreements (floors). The Company has $5.4 million in derivative liabilities outstanding as of December 31, 2014, all of which are in the securitized trusts and included in trust liabilities in the consolidated balance sheets.

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

           The Company records a provision for losses relating to such representations and warranties as part of its loan sale transactions. The method used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a combination of factors, including, but not limited to, estimated future defaults and loan repurchase rates and the potential severity of loss in the event of defaults including any loss on sale or liquidation of the

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

repurchased loan and the probability of reimbursement by the correspondent loan seller. The Company establishes a liability at the time loans are sold and continually updates its estimated repurchase liability. The level of the repurchase liability for representations and warranties is difficult to estimate and requires considerable management judgment. The level of mortgage loan repurchase losses is dependent on economic factors, investor demands for loan repurchases and other external conditions that may change over the lives of the underlying loans.

Revenue Recognition for Fees from Services

           The Company follows SAB No. 104 Revenue Recognition in Financial Statements, which provides guidance on the application of GAAP to selected revenue recognition issues.

           The Company's real estate services segment provides various real estate related services and loss mitigation services including (i) managing distressed mortgage portfolios and foreclosed real estate assets, (ii) the disposition of such assets, (iii) surveillance services for residential and multifamily mortgage portfolios, (iv) loan modification services and (v) the master servicing on various residential mortgage and multifamily loan pools for loans in the long-term portfolio of IMH, and to a lesser extent, non-affiliated entities. The revenues from these services are recognized in income in the period when services are rendered and collectability is reasonably certain.

Stock-Based Compensation

           The Company accounts for stock-based compensation in accordance with FASB ASC 718 Compensation—Stock Compensation. Accordingly, the Company measures the cost of stock-based awards using the grant-date fair value of the award and recognizes that cost over the requisite service period.

           The fair value of each stock option granted under the Company's stock-based compensation plan is estimated on the date of grant using the Black-Scholes- Merton option-pricing model and assumptions noted in Note 19.—Share Based Payments and Employee Benefit Plans. The risk-free interest rate is based on the U.S. Treasury rate with a term equal to the expected term of the option grants on the date of grant.

           FASB ASC 718 requires forfeitures to be estimated at the time of grant and prospectively revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense is recorded net of estimated forfeitures for the years ended December 31, 2014 and 2013, such that the expense was recorded only for those stock-based awards that were expected to vest during such periods. Refer to Note 19.—Share Based Payments and Employee Benefit Plans.

Income Taxes

           In accordance with ASC 740, the Company records income tax expense as well as deferred tax assets and liabilities. Current income tax expense approximates taxes to be paid or refunded for the current period and includes income tax expense related to uncertain tax positions and amortization/impairment of deferred charge, explained below. The Company determines deferred income taxes using the balance sheet method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and recognizes enacted changes in tax rates and laws in the period in which they occur. Deferred income tax expense

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized subject to management's judgment that realization is "more likely than not." Uncertain tax positions that meet the more likely than not recognition threshold are measured to determine the amount of benefit to recognize. An uncertain tax position is measured at the largest amount of benefit that management believes has a greater than 50% likelihood of realization upon settlement.

           The Company is subject to federal income taxes as a regular (Subchapter C) corporation and files a consolidated U.S. federal income tax return on qualifying subsidiaries. The Company files income tax returns in the U.S. for federal and various states.

           In prior periods when the Company was taxed as a real estate investment trust (REIT), it recorded a deferred charge to eliminate the expense recognition of income taxes paid on inter-Company profits that result from the sale of mortgage loans from the taxable REIT subsidiaries to IMH. The deferred charge is included in other assets in the consolidated balance sheets and is amortized and, or impaired as a component of income tax expense in the consolidated statements of operations over the estimated life of the mortgages retained in the securitized mortgage collateral.

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

Recent Accounting Pronouncements

           In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, Reporting Discontinued Operations and Disclosures of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2014, and interim periods within those annual periods. The Company will be required to adopt this ASU beginning with the quarter ending March 31, 2015. The adoption of this ASU is not expected to have a material impact on the Company's financial statements.

           In June 2014, the FASB issued ASU 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, (ASU 2014-12). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. ASU 2014-12 becomes effective for annual and interim periods beginning after December 15, 2015 with early adoption permitted. The adoption of this ASU is not expected to have a material impact on the Company's financial statements.

           In August 2014, the FASB issued ASU 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity. A collateralized financing entity (CFE) is a variable interest entity with nominal or no equity that holds

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

financial assets and issues beneficial interests in those financial assets. The ASU is intended to address diversity in practice in accounting for the measurement difference between financial assets and financial liabilities of CFEs. The ASU is effective for annual periods and interim periods with those annual periods beginning after December 15, 2015. A reporting entity may apply the ASU using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the annual period of adoption. The adoption of this ASU is not expected to have a material impact on the Company's financial statements.

           In August 2014, the FASB issued ASU 2014-14, Classification of Certain Government Guaranteed Mortgage Loans upon Foreclosure. This update requires creditors to reclassify loans that are within the scope of the ASU to "other receivables" upon foreclosure, rather than reclassifying them to other real estate owned. The separate other receivable recorded upon foreclosure is to be measured based on the amount of the loan balance (principal and interest) the creditor expects to recover from the guarantor. The new guidance is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this ASU is not expected to have a material impact on the Company's financial statements.

           In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern, which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern and provide related disclosures. The ASU is effective for annual and interim reporting periods beginning January 1, 2017. The adoption of this ASU is not expected to have a material impact on the Company's financial statements.

           In November 2014, the FASB issued ASU No. 2014-17, Pushdown Accounting, which provides an acquired entity with the option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. ASU 2014-17 was effective for the Company beginning November 18, 2014 and did not have a material impact on the Company's financial statements.

Note 2.—Mortgage Loans Held-for-Sale

           A summary of the unpaid principal balance of mortgage loans held-for-sale by type is presented below:

	December 31,
	2014	2013
Government (1)	$156,385	$81,292
Conventional (2)	72,553	44,303
Fair value adjustment	10,453	3,596

Total mortgage loans held-for-sale	$239,391	$129,191

(1)
Includes all government-insured loans including FHA, VA and USDA.
(2)
Includes loans eligible for sale to Fannie Mae and Freddie Mac.

           The Company does not have any delinquent or nonaccrual mortgage loans held-for-sale as of December 31, 2014.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           Gain on LHFS (included in gain on sale of loans, net in the consolidated statements of operations) is comprised of the following for the years ended December 31, 2014 and 2013:

	December 31,
	2014	2013
Gain on sale of mortgage loans	$100,219	$69,422
Premium from servicing retained loan sales	29,388	21,776
Unrealized losses from derivative financial instruments	(27)	(1,797)
Realized (losses) gains from derivative financial instruments	(15,397)	14,589
Mark to market gain (loss) on LHFS	6,857	(2,895)
Direct origination expenses, net	(90,542)	(42,157)
Provision for repurchases	(1,190)	(1,750)

Total gain on sale of loans, net	$29,308	$57,188

Note 3.—Mortgage Servicing Rights

           The Company retains mortgage servicing rights (MSRs) from its sales of certain mortgage loans. MSRs are reported at fair value based on the income derived from the net positive cash flows associated with the servicing contracts. The Company receives servicing fees, less subservicing costs, on the unpaid principal balances (UPB) of the loans. The servicing fees are collected from the monthly payments made by the mortgagors or when the underlying real estate is foreclosed upon and liquidated. The Company may receive other remuneration from rights to various mortgagor-contracted fees such as late charges, collateral reconveyance charges, nonsufficient fund fees and the Company is generally entitled to retain the interest earned on funds held pending remittance (or float) related to its collection of mortgagor principal, interest, tax and insurance payments. Changes in the fair value of MSRs at December 31, 2014 and 2013 were as follows:

	December 31,
	2014	2013
Balance at beginning of period	$35,981	$10,703
Additions from servicing retained loan sales	29,388	21,776
Reductions from bulk sales	(27,276)	(2,988)
Reduction from sale of AmeriHome	(7,446)	—
Changes in fair value (1)	(6,229)	6,490

Fair value of MSRs at end of period	$24,418	$35,981

(1)
Changes in fair value are included within (loss) gain on mortgage servicing rights in the consolidated statements of operations.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           At December 31, 2014, the mortgage servicing portfolio is comprised of the following:

	Outstanding Principal Balance
	2014	2013
Government insured	$926,502	$1,203,478
Conventional	1,340,584	1,837,475
2010 Acquisition of AmeriHome (1)	—	87,693

Total loans serviced	$2,267,086	$3,128,646

(1)
Represents servicing portfolio acquired in the 2010 acquisition of AmeriHome and includes government and conventional loans originated by AmeriHome prior to the Company's acquisition.

           The table below illustrates hypothetical changes in the fair value of MSRs, caused by assumed immediate changes to key assumptions that are used to determine fair value.

Mortgage Servicing Rights Sensitivity Analysis	December 31, 2014
Fair value of MSRs	$24,418
Prepayment Speed:
Decrease in fair value from 100 basis point (bp) adverse change	(894)
Decrease in fair value from 200 bp adverse change	(2,393)
Discount Rate:
Decrease in fair value from 100 bp adverse change	(900)
Decrease in fair value from 200 bp adverse change	(1,738)

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

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Note 4.—Other Assets

Other Assets

           Other assets consisted of the following:

	December 31,
	2014	2013
Deferred charge (See Note 14)	$11,521	$11,974
Finance receivables	8,358	-
Accounts receivable, net	5,701	4,012
Derivatives assets – lending (See Note 11)	2,918	2,115
Premises and equipment, net	1,889	2,526
Prepaid expenses	1,769	3,024
Servicing advances, net	556	1,343
Other	927	1,280

Total other assets	$33,639	$26,274

Finance Receivables

           The Company uses a portion of the excess warehouse borrowing capacity to provide secured short-term revolving financing to small and medium-size mortgage originators to finance mortgage loans from the closing of the mortgage loans until sold to investors. As of December 31, 2014, the warehouse lending operations had warehouse lines to non-affiliated customers totaling $55 million and an outstanding balance of $8.4 million in finance receivables and none as of December 31, 2013. The finance receivables are secured by residential mortgage loans as well as personal guarantees. There are no delinquent balances as of December 31, 2014.

Premises and Equipment, net

           Premises and equipment are stated at cost, less accumulated depreciation or amortization. Depreciation on premises and equipment is recorded using the straight-line method over the estimated useful lives of individual assets, typically three to twenty years. Premises and equipment and accumulated depreciation were as follows as of the dates indicated:

	December 31,
	2014	2013
Premises and equipment	$15,101	$14,805
Less: Accumulated depreciation	(13,212)	(12,279)

Total premises and equipment, net	$1,889	$2,526

Servicing Advances

           The Company is required to advance certain amounts to meet its contractual loan servicing requirements. The Company advances principal, interest, property taxes and insurance for borrowers

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

that have insufficient escrow accounts, plus any other costs to preserve the property. Also, the Company will advance funds to maintain, repair and market foreclosed real estate properties. The Company is entitled to recover advances from the borrowers for reinstated and performing loans or from proceeds of liquidated properties. Servicer advances totaled $556 thousand and $1.3 million at December 31, 2014 and 2013, respectively.

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

           The following table presents certain information on warehouse borrowings for the periods indicated:

		Balance Outstanding at December 31,
	Maximum Borrowing Capacity			Allowable Advance Rates (%)	Rate Range (1)
		2014	2013			Maturity Date
Short-term borrowings:
Repurchase agreement 1 (2)	$100,000	$64,907	$50,794	90-98	1M L +3.4 - 6.5%	June 19, 2015
Repurchase agreement 2	40,000	30,523	19,493	75-98	Prime + 0.0-5.50%	May 28, 2015
Repurchase agreement 3 (3)	50,000	24,012	15,592	80-98	1M L +3.0 - 4.0%	September 22, 2015
Repurchase agreement 4 (4)	125,000	107,276	33,755	95	BR +2.5-4.0%	September 16, 2015
Repurchase agreement 5 (5)	100,000	-	-	99	L +2.9-5.4%	December 31, 2015

Total short-term borrowings	$415,000	$226,718	$119,634

(1)
1 ML represents One-month LIBOR. BR represents the lender defined base rate.
(2)
In January 2015, the maximum borrowing capacity increased to $125 million.
(3)
In January 2015, the maximum borrowing capacity increased to $75 million.
(4)
As part of the agreement, the Company has a $40 million sublimit for re-warehousing with $8.4 million outstanding at December 31, 2014. In February 2015, the maximum borrowing capacity increased to $225 million.
(5)
In February 2015, the maximum borrowing capacity increased to $150 million.

           The following table presents certain information on warehouse borrowings for the periods indicated:

	For the year ended December 31,
	2014	2013
Maximum outstanding balance during the year	$226,718	$197,455
Average balance outstanding for the year	136,789	111,335
Underlying collateral (mortgage loans)	237,340	124,688
Weighted average rate for period	3.37%	4.02%

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Note 6.—Convertible Notes

           In April 2013, the Company entered into a Note Purchase Agreement with the purchasers named therein (Noteholders), whereby the Company issued $20.0 million in original aggregate principal amount of Convertible Promissory Notes Due 2018 (Convertible Notes). The Convertible Notes mature on or before April 30, 2018 and accrue interest at a rate of 7.5% per annum, paid quarterly.

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

Note 7.—Short-Term Structured Debt

           In December 2014, the Company entered into a $6.0 million short-term structured debt agreement using eight of the Company's residual interests (net trust assets) as collateral. The Company received proceeds of $6.0 million and had transaction costs of approximately $60 thousand. The agreement bears interest at LIBOR + 5.75% per annum, has a final repurchase date of June 29, 2015 and the Company has the right to repurchase the securities without penalty prior to the final repurchase date.

           The holder receives monthly principal and interest payments which are equal to the distributions from the residual interest underlying collateral with a minimum payment of $500,000. If the cash flows received from the collateralized residual interests are less than $500,000, the Company would be required to pay the difference to avoid the transfer of the residual interests and the rights to the associated future cash flows to the note holder.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Note 8.—Long-term Debt

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

           During 2008 and 2009, the Company purchased and cancelled $36.5 million in outstanding Trust Preferred Securities for $5.5 million. Additionally, during 2009, the Company exchanged an aggregate of $51.3 million in outstanding Trust Preferred Securities for $62.0 million in Junior Subordinated Notes (Notes). As a result of these transactions, $8.5 million in Trust Preferred Securities remain outstanding.

           The Company carries its Trust Preferred Securities at estimated fair value as more fully described in Note 14.—Fair Value of Financial Instruments. The following table shows the remaining principal balance and fair value of Trust Preferred Securities issued as of December 31, 2014 and 2013:

	December 31,
	2014	2013
Trust preferred securities (1)	$8,500	$8,500
Common securities	263	263
Fair value adjustment	(6,087)	(6,459)

Total	$2,676	$2,304

(1)
Stated maturity of July 30, 2035 and redeemable at par at any time. The interest rate is a variable rate of three-month LIBOR plus 3.75% per annum. At December 31, 2014, the interest rate was 3.99%.

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

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Junior Subordinated Notes

           The Company carries its Junior Subordinated Notes at estimated fair value as more fully described in Note 14.—Fair Value of Financial Instruments. The following table shows the remaining principal balance and fair value of junior subordinated notes issued as of December 31, 2014 and 2013:

	December 31,
	2014	2013
Junior subordinated notes (1)	$62,000	$62,000
Fair value adjustment	(42,554)	(48,433)

Total	$19,446	$13,567

(1)
Stated maturity of March 2034; requires quarterly distributions initially at a fixed rate of 2.00% per annum through March 2014 with increases of 1.00% per year in 2014 through 2017. Starting in 2018, the interest rates become variable at 3-month LIBOR plus 3.75% per annum. At December 31, 2014, the interest rate was 3.0%.

Note 9.—Line of Credit Agreement

           As of December 31, 2014 and 2013, the Company had a working capital line of credit agreement with a national bank that bears interest at a variable rate of one-month LIBOR plus 3.50%. The line of credit is unsecured and expires June 2015. Under the terms of the agreement the Company and its subsidiaries are required to maintain various financial and other covenants. The working capital line of credit is included in other liabilities in the accompanying consolidated balance sheets. At December 31, 2014, and 2013, the outstanding balance under the line of credit was $4.0 million and $3.0 million, respectively. At December 31, 2014, the Company was in compliance with all covenants.

           The following table presents certain information on the line of credit for the periods indicated:

	For the year ended December 31,
	2014	2013
Maximum outstanding balance during the year	$4,000	$3,000
Average balance outstanding for the year	1,599	597
Weighted average rate for period	3.88%	3.85%

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Note 10.—Securitized Mortgage Trusts

Securitized Mortgage Trust Assets

           Securitized mortgage trust assets, which are recorded at fair market value (FMV), are comprised of the following at December 31, 2014 and 2013:

	December 31,
	2014	2013
Investment securities available-for-sale	$92	$108
Securitized mortgage collateral	5,249,639	5,494,152
Real estate owned	18,800	18,906

Total securitized mortgage trust assets	$5,268,531	$5,513,166

Securitized Mortgage Collateral

           Securitized mortgage collateral consisted of the following:

	December 31,
	2014	2013
Mortgages secured by residential real estate	$5,919,552	$6,581,235
Mortgages secured by commercial real estate	647,737	810,500
Fair value adjustment	(1,317,650)	(1,897,583)

Total securitized mortgage collateral	$5,249,639	$5,494,152

           As of December 31, 2014, the Company was also a master servicer of mortgages for others of approximately $1.0 billion that were primarily collateralizing REMIC securitizations, compared to $1.1 billion at December 31, 2013. Related fiduciary funds are held in trust for investors in non-interest bearing accounts and therefore not included in the Company's consolidated balance sheets. The Company may also be required to advance funds or cause loan servicers to advance funds to cover principal and interest payments not received from borrowers depending on the status of their mortgages.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Real Estate Owned (REO)

           The Company's REO consisted of the following:

	December 31,
	2014	2013
REO	$20,674	$23,601
Impairment (1)	(1,874)	(4,680)

Ending balance	$18,800	$18,921

REO inside trusts	$18,800	$18,906
REO outside trusts	-	15

Total	$18,800	$18,921

(1)
Impairment represents the cumulative write-downs of net realizable value subsequent to foreclosure.

Securitized Mortgage Trust Liabilities

           Securitized mortgage trust liabilities, which are recorded at FMV, are comprised of the following at December 31, 2014 and 2013:

	December 31,
	2014	2013
Securitized mortgage borrowings	$5,245,860	$5,492,371
Derivative liabilities	5,447	10,214

Total securitized mortgage trust liabilities	$5,251,307	$5,502,585

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Securitized Mortgage Borrowings

           Selected information on securitized mortgage borrowings for the periods indicated consisted of the following (dollars in millions):

		Securitized mortgage borrowings outstanding as of December 31,		Range of Interest Rates (1)
Year of Issuance	Original Issuance Amount	2014	2013	Fixed Interest Rates	Interest Rate Margins over One-Month LIBOR (2)	Interest Rate Margins after Contractual Call Date (3)
2002	$3,876.1	$12.2	$14.5	5.25 - 12.00	0.27 - 2.75	0.54 - 3.68
2003	5,966.1	96.7	116.8	4.34 - 12.75	0.27 - 3.00	0.54 - 4.50
2004	17,710.7	899.8	1,035.1	3.58 - 5.56	0.25 - 2.50	0.50 - 3.75
2005	13,387.7	2,730.0	2,999.4	-	0.24 - 2.90	0.48 - 4.35
2006	5,971.4	3,072.3	3,321.2	6.25	0.10 - 2.75	0.20 - 4.13
2007	3,860.5	1,887.0	2,055.4	-	0.06 - 2.00	0.12 - 3.00

Subtotal securitized mortgage borrowings (4)		8,698.0	9,542.4
Fair value adjustment		(3,452.1)	(4,050.0)

Total securitized mortgage borrowings		$5,245.9	$5,492.4

(1)
Some rates have been modified subsequent to original issuance.
(2)
One-month LIBOR was 0.15% as of December 31, 2014.
(3)
Interest rate margins are generally adjusted when the unpaid principal balance is reduced to less than 10-20% of the original issuance amount, or if certain other triggers are met.
(4)
Unpaid principal balance

           As of December 31, 2014, expected principal reductions of the securitized mortgage borrowings, which is based on contractual principal payments and expected prepayment and loss assumptions for securitized mortgage collateral, was as follows (dollars in millions):

	Payments Due by Period
	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Securitized mortgage borrowings (1)	$8,698.0	$752.4	$1,188.0	$865.5	$5,892.1

(1)
Unpaid principal balance

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Derivative Liabilities

           As of December 31, 2014, the net derivative liability included in the securitization trusts was $5.4 million, as compared to $10.2 million at December 31, 2013. As of December 31, 2014, the notional balance of derivative assets and liabilities, securitized trusts was $96.4 million. The derivative values are based on the net present value of cash receipts or payments expected to be received or paid by the bankruptcy remote trusts. The fair value of the derivatives fluctuates with changes in the future expectation of cash receipts or payments based on notional balances and estimated LIBOR rates.

           On September 15, 2008, Lehman Brothers Holdings Inc. (LBHI) filed a petition for protection under Chapter 11 of the U.S. Bankruptcy Code. As of that date, LBHI, through affiliated companies, was an interest rate swap counterparty to several of the Company's CMO and REMIC securitizations. During the third quarter of 2013, the terminated LBHI swaps were settled with the bankruptcy court and the trustees for the securitization trusts. CMB 2004-4, CMB 2004-5 and CMB 2004-10 were settled and the corresponding fair values of the net derivative liabilities were removed from the consolidated balance sheet at September 30, 2013. At December 31, 2014 and 2013, there was no estimated fair value of derivatives with LBHI. As the related securitization trusts are non-recourse to the Company, the Company is not required to replace or otherwise settle any derivative positions affected by counterparty default within the consolidated trusts. Accordingly, the settlement of the net derivative liabilities did not result in any gain or loss for the Company.

Change in fair value of net trust assets, including trust real estate owned (REO) gains (losses)

           Changes in fair value of net trust assets, including trust REO gains (losses) are comprised of the following for the years ended December 31, 2014 and 2013:

	For the year ended December 31,
	2014	2013
Change in fair value of net trust assets, excluding REO	$3,482	$(12,494)
Gains from REO	7,581	8,816

Change in fair value of net trust assets, including trust REO gains (losses)	$11,063	$(3,678)

Note 11.—Derivative Instruments

Derivative Assets and Liabilities, Lending

           The mortgage lending operation enters into IRLCs with prospective borrowers to originate mortgage loans at a specified interest rate and Hedging Instruments to hedge the fair value changes associated with changes in interest rates relating to its mortgage loan origination operations. The fair value of IRLCs and Hedging Instruments are included in other assets and other liabilities, respectively, in the consolidated balance sheets. As of December 31, 2014, the estimated fair value of IRLCs and Hedging Instruments associated with mortgage lending totaled $3.0 million and $930 thousand, respectively.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           The following table includes information for the derivative assets and liabilities—lending for the periods presented:

			Total Gains (Losses) (1)
	Notional Amount
			For the Year Ended December 31,
	At December 31,
	2014	2013	2014	2013
Derivative – IRLC's	$299,507	$137,254	$1,982	$(3,057)
Derivative – TBA MBS	397,373	182,809	(17,406)	15,849

(1)
Amounts included in gain on sale of loans, net within the accompanying consolidated statements of operations.

Other Derivatives

           Upon entering an arrangement to facilitate the Company's ability to offer Non-QM mortgage products, a warrant to purchase up to 9.9% of Impac Mortgage Corp. was issued in 2014. The warrant can only be exercised if the Company chooses not to continue with the agreement to facilitate Non-QM mortgage products and has a 60 day expiration window after the termination of the agreement. The exercise price of the warrant is an agreed upon multiple times the book value of the subsidiary Impac Mortgage Corp. at the time of exercise plus up to an additional 0.2 times the book value at the exercise date based off of the net income of Impac Mortgage Corp. for the following 12 months. Additionally, if upon exercise of the warrant, the Company does not receive regulatory approval for the sale of the 9.9% as a result of actions of the Company, the Company will have to pay the holder of the warrant a redemption price, equal to the value of the warrant, in cash within 30 days. The estimated fair value of the warrant was based on a model incorporating various assumptions including expected future book value of Impac Mortgage Corp., the probability of the warrant being exercised, volatility, expected term and certain other factors. As of December 31, 2014, the estimated fair value of the warrant was $84 thousand.

           As part of the acquisition of AmeriHome, the purchase agreement included a call and put option. The call option allowed the Company to purchase an additional 39% of AmeriHome anytime between January 1, 2011 and December 31, 2013. Insofar that the Company does not exercise the call option, the Company wrote a put option to the founder of AmeriHome that provided the founder with the right to require the Company to acquire the remaining 49% of AmeriHome. (See Note 13—Acquisition/Disposition of Noncontrolling Interest).

           These options were considered derivative instruments and recorded at fair value using a multinomial option pricing model. The estimated fair value was based on a model incorporating various assumptions including expected future book value of AmeriHome, the probability of the option being exercised, volatility, expected term and certain other factors. The fair value of the options was included in other assets and other liabilities, in the consolidated balance sheets. As of December 31, 2014 and 2013, the estimated fair value of the call and put options were zero, in connection with the sale of AmeriHome in 2014.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Note 12.—Redeemable Preferred Stock

           At December 31, 2014, the Company has outstanding $51.8 million liquidation preference of Series B and Series C Preferred Stock. The holders of each series of Preferred Stock, which are non-voting and redeemable at the option of the Company, retain the right to a $25.00 per share liquidation preference in the event of a liquidation of the Company and the right to receive dividends on the Preferred Stock if any such dividends are declared.

Note 13.—Acquisition/Disposition of Noncontrolling Interest

           In 2010, IMC formerly known as Excel Mortgage Servicing, Inc., a wholly-owned subsidiary of IRES, completed the acquisition of 51% of AmeriHome whereby the Company made a $1.1 million cash payment to AmeriHome and entered into a note payable for $720,000. As part of the transaction, the Company was granted an option to purchase an additional 39% of AmeriHome beginning January 1, 2011 for 1.5 times 39% of the lesser of $5 million or Issuer's Book Value (IBV) of AmeriHome plus $550,000 in cash (see call/put option in Note 14.—Fair Value of Financial Instruments). This option had a three-year term. In addition, the founder of AmeriHome had a put option to sell his remaining 49% ownership beginning January 1, 2014 to the Company for the lesser of $5 million or IBV (see call/put option in Note 14.—Fair Value of Financial Instruments).

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

	December 31, 2014				December 31, 2013
		Estimated Fair Value				Estimated Fair Value
	Carrying Amount				Carrying Amount
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$10,073	$10,073	$-	$-	$9,969	$9,969	$-	$-
Restricted cash	2,420	2,420	-	-	1,467	1,467	-	-
Mortgage loans held-for-sale	239,391	-	239,391	-	129,191	-	129,191	-
Finance receivables	8,358	-	8,358	-	-	-	-	-
Mortgage servicing rights	24,418	-	-	24,418	35,981	-	-	35,981
Derivative assets, lending, net	2,884	-	-	2,884	1,992	-	1,079	913
Investment securities available-for-sale	92	-	-	92	108	-	-	108
Securitized mortgage collateral	5,249,639	-	-	5,249,639	5,494,152	-	-	5,494,152
Warrant	84	-	-	84	-	-	-	-
Liabilities
Warehouse borrowings	$226,718	$-	$226,718	$-	$119,634	$-	$119,634	$-
Short-term structured debt	6,000	-	-	6,000	-	-	-	-
Line of credit	4,000	-	4,000	-	3,000	-	3,000	-
Convertible notes	20,000	-	-	20,000	20,000	-	-	20,000
Long-term debt	22,122	-	-	22,122	15,871	-	-	15,871
Securitized mortgage borrowings	5,245,860	-	-	5,245,860	5,492,371	-	-	5,492,371
Derivative liabilities, securitized trusts	5,447	-	-	5,447	10,214	-	-	10,214
Derivative liabilities, lending, net	930	-	930	-	-	-	-	-

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

           Short-term structured debt has a maturity of less than one year. The short-term structured debt is recorded at amortized cost, net of any discounts. The carrying amount approximates fair value due to the short-term nature of the liability and does not present unanticipated interest rate or credit concerns.

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

           As a result of the lack of observable market data resulting from inactive markets, the Company has classified its investment securities available-for-sale, mortgage servicing rights, call and put options, securitized mortgage collateral and borrowings, derivative assets and liabilities (trust and IRLCs), and long-term debt as Level 3 fair value measurements. Level 3 assets and liabilities were approximately 96% and 99% and 98% and 99%, respectively, of total assets and total liabilities measured at estimated fair value at December 31, 2014 and 2013.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Recurring Fair Value Measurements

           The Company assesses its financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by ASC Topic 810. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the beginning of the reporting period. There were no material transfers between Level 1 and Level 2 classified instruments during the year ended December 31, 2014.

           The following tables present the Company's assets and liabilities that are measured at estimated fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option at December 31, 2014 and December 31, 2013, based on the fair value hierarchy:

	Recurring Fair Value Measurements
	December 31, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investment securities available-for-sale	$-	$-	$92	$-	$-	$108
Mortgage loans held-for-sale	-	239,391	-	-	129,191	-
Derivative assets, lending, net (1)	-	-	2,884	-	1,079	913
Mortgage servicing rights	-	-	24,418	-	-	35,981
Warrant (2)	-	-	84	-	-	-
Securitized mortgage collateral	-	-	5,249,639	-	-	5,494,152

Total assets at fair value	$-	$239,391	$5,277,117	$-	$130,270	$5,531,154

Liabilities
Securitized mortgage borrowings	$-	$-	$5,245,860	$-	$-	$5,492,371
Derivative liabilities, securitized trusts (3)	-	-	5,447	-	-	10,214
Long-term debt	-	-	22,122	-	-	15,871
Derivative liabilities, lending, net (4)	-	930	-	-	-	-

Total liabilities at fair value	$-	$930	$5,273,429	$-	$-	$5,518,456

(1)
At December 31, 2014, derivative assets, lending, net included $3.0 million in IRLCs associated with the Company's mortgage lending operations, and is included in other assets in the accompanying consolidated balance sheets. At December 31, 2013, derivative assets, lending, net included $913 thousand in IRLCs and $1.1 million in Hedging Instruments, respectively.
(2)
Included in other assets in the accompanying consolidated balance sheets.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

(3)
At December 31, 2014 and 2013, derivative liabilities, net—securitized trusts, are included within trust liabilities in the accompanying consolidated balance sheets.
(4)
At December 31, 2014, derivative liabilities, lending included $930 thousand in Hedging Instruments.

           The following tables present reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2014 and December 31, 2013:

	Level 3 Recurring Fair Value Measurements
	For the year ended December 31, 2014
	Investment securities available- for-sale	Securitized mortgage collateral	Securitized mortgage borrowings	Derivative liabilities, net, securitized trusts	Mortgage servicing rights	Interest rate lock commitments, net	Long- term debt	Warrant
Fair value, December 31, 2013	$108	$5,494,152	$(5,492,371)	$(10,214)	$35,981	$913	$(15,871)	$-
Total gains (losses) included in earnings:
Interest income (1)	26	59,526	-	-	-	-	-	-
Interest expense (1)	-	-	(237,793)	-	-	-	(2,237)	-
Change in fair value	34	364,052	(360,005)	(599)	(6,229)	1,982	(4,014)	(80)

Total gains (losses) included in earnings	60	423,578	(597,798)	(599)	(6,229)	1,982	(6,251)	(80)
Transfers in and/or out of Level 3	-	-	-	-	-	-	-	-
Purchases, issuances and settlements
Purchases	-	-	-	-	-	-	-	-
Issuances	-	-	-	-	29,388	-	-	164
Settlements	(76)	(668,091)	844,309	5,366	(34,722)	(11)	-	-

Fair value, December 31, 2014	$92	$5,249,639	$(5,245,860)	$(5,447)	$24,418	$2,884	$(22,122)	$84

Unrealized gains (losses) still held (2)	$91	$(1,317,650)	$3,452,064	$(5,063)	$24,418	$2,884	$48,641	$84

(1)
Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. Net interest income, including cash received and paid, was $5.7 million for the year ended December 31, 2014. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations is primarily from contractual interest on the securitized mortgage collateral and borrowings.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

(2)
Represents the amount of unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held and reflected in the fair values at December 31, 2014.

	Level 3 Recurring Fair Value Measurements
	For the year ended December 31, 2013
	Investment securities available- for-sale	Securitized mortgage collateral	Securitized mortgage borrowings	Derivative liabilities, net, securitized trusts	Mortgage servicing rights	Interest rate lock commitments, net	Call option	Put option	Long- term debt
Fair value, December 31, 2012	$110	$5,787,884	$(5,777,456)	$(17,163)	$10,703	$3,970	$368	$(1)	$(12,731)
Total gains (losses) included in earnings:
Interest income (1)	34	31,562	-	-	-	-	-	-	-
Interest expense (1)	-	-	(244,796)	-	-	-	-	-	(2,453)
Change in fair value	36	452,084	(465,189)	574	6,490	(3,057)	111	1	(687)

Total (losses) gains included in earnings	70	483,646	(709,985)	574	6,490	(3,057)	111	1	(3,140)
Transfers in and/or out of Level 3	-	-	-	-	-		-	-	-
Purchases, issuances and settlements
Purchases	-	-	-	-	-	-	-	-	-
Issuances	-	-	-	-	21,776	-	-	-	-
Settlements	(72)	(777,378)	995,070	6,375	(2,988)	-	(479)	-	-

Fair value, December 31, 2013	$108	$5,494,152	$(5,492,371)	$(10,214)	$35,981	$913	$-	$-	$(15,871)

Unrealized gains (losses) still held (2)	$72	$(1,897,583)	$4,050,051	$(9,640)	$35,981	$913	$-	$-	$54,892

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

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           The following table presents quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring and non-recurring basis at December 31, 2014.

Financial Instrument	Estimated Fair Value	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average
Assets and liabilities backed by real estate
Investment securities available-for-sale,	$92	DCF	Discount rates	3.4 - 25.0%	5.2%
Securitized mortgage collateral, and	5,249,639		Prepayment rates	1.1 - 35.1%	5.5%
Securitized mortgage borrowings	(5,245,860)		Default rates	0.7 - 11.8%	2.9%
			Loss severities	1.5 - 62.0%	39.0%

Other assets and liabilities
Mortgage servicing rights	$24,418	DCF	Discount rate	10.5 - 11.5%	9.6%
			Prepayment rates	2.3 - 50.8%	11.3%
Derivative liabilities, net, securitized trusts	(5,447)	DCF	1M forward LIBOR	0.2 - 3.5%	N/A
Derivative assets – IRLCs, net	2,884	Market pricing	Pull-through rate	46.0 - 99.0%	87.5%
Long-term debt	(22,122)	DCF	Discount rate	19.2%	19.2%
Lease liability	(1,578)	DCF	Discount rate	12.0%	12.0%

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

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           The following tables present the changes in recurring fair value measurements included in net earnings for the years ended December 31, 2014 and 2013:

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Loss
	For the ended December 31, 2014
			Change in Fair Value of
	Interest Income (1)	Interest Expense (1)	Net Trust Assets		Long-term Debt	Other Revenue	Gain on sale of loans, net	Total
Investment securities available-for-sale	$26	$-	$34		$-	$-	$-	$60
Securitized mortgage collateral	59,526	-	364,052		-	-	-	423,578
Securitized mortgage borrowings	-	(237,793)	(360,005)		-	-	-	(597,798)
Derivative liabilities, net, securitized trusts	-	-	(599)	(2)	-	-	-	(599)
Long-term debt	-	(2,237)	-		(4,014)	-	-	(6,251)
Mortgage servicing rights (3)	-	-	-		-	(6,229)	-	(6,229)
Warrant	-	-	-		-	(80)	-	(80)
Mortgage loans held-for-sale	-	-	-		-	-	6,857	6,857
Derivative assets – IRLCs	-	-	-		-	-	1,982	1,982
Derivative liabilities – Hedging Instruments	-	-	-		-	-	(2,009)	(2,009)

Total	$59,552	$(240,030)	$3,482	(4)	$(4,014)	$(6,309)	$6,830	$(180,489)

(1)
Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
(2)
Included in this amount is $4.6 million in changes in the fair value of derivative instruments, offset by $5.2 million in cash payments from the securitization trusts for the year ended December 31, 2014.
(3)
Included in (loss) gain on mortgage servicing rights in the consolidated statements of operations.
(4)
For the year ended December 31, 2014, change in the fair value of trust assets, excluding REO was $3.5 million. Excluded from the $(8.7) million change in fair value of net trust assets, excluding REO, in the accompanying consolidated statement

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

  of cash flows is $5.2 million in cash payments from the securitization trusts related to the Company's net derivative liabilities.

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Loss
	For the ended December 31, 2013
			Change in Fair Value of
	Interest Income (1)	Interest Expense (1)	Net Trust Assets		Long-term Debt	Other Revenue	Gain on sale of loans, net	Total
Investment securities available-for-sale	$34	$-	$36		$-	$-	$-	$70
Securitized mortgage collateral	31,562	-	452,084		-	-	-	483,646
Securitized mortgage borrowings	-	(244,796)	(465,189)		-	-	-	(709,985)
Derivative liabilities, net, securitized trusts	-	-	574	(2)	-	-	-	574
Long-term debt	-	(2,453)	-		(687)	-	-	(3,140)
Mortgage servicing rights (3)	-	-	-		-	6,490	-	6,490
Call option	-	-	-		-	111	-	111
Put option	-	-	-		-	1	-	1
Mortgage loans held-for-sale	-	-	-		-	-	(2,895)	(2,895)
Derivative assets – IRLCs	-	-	-		-	-	(3,057)	(3,057)
Derivative liabilities – Hedging Instruments	-	-	-		-	-	1,260	1,260

Total	$31,596	$(247,249)	$(12,495)	(4)	$(687)	$6,602	$(4,692)	$(226,925)

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
(4)
For the year ended December 31, 2013, change in the fair value of trust assets, excluding REO was $12.5 million. Excluded from the $6.3 million change in fair value of net trust assets, excluding REO, in the accompanying consolidated statement of cash flows is $6.2 million in cash payments from the securitization trusts related to the Company's net derivative liabilities.

           The following is a description of the measurement techniques for items recorded at estimated fair value on a recurring basis.

           Investment securities available-for-sale—Investment securities available-for-sale are carried at fair value. The investment securities consist primarily of non-investment grade mortgage-backed securities. The fair value of the investment securities is measured based upon the Company's expectation of inputs that other market participants would use. Such assumptions include judgments about the underlying collateral, prepayment speeds, future credit losses, forward interest rates and certain other factors. Given the lack of observable market data as of December 31, 2014 and 2013 relating to these securities, the estimated fair value of the investment securities available-for-sale was measured using significant internal expectations of market participants' assumptions. Investment securities available-for-sale are classified as a Level 3 measurement at December 31, 2014.

           Mortgage servicing rights—The Company elected to carry its entire mortgage servicing rights arising from its mortgage loan origination operation at fair value. The fair value of mortgage servicing

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

rights is based upon a discounted cash flow model. The valuation model incorporates assumptions that market participants would use in estimating the fair value of servicing. These assumptions include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, prepayment and late fees, among other considerations. Mortgage servicing rights are considered a Level 3 measurement at December 31, 2014.

           Mortgage loans held-for-sale—The Company elected to carry its mortgage loans held-for-sale originated or acquired from its mortgage lending operation at fair value. Fair value is based on quoted market prices, where available, prices for other traded mortgage loans with similar characteristics, and purchase commitments and bid information received from market participants. Given the meaningful level of secondary market activity for mortgage loans, active pricing is available for similar assets and accordingly, the Company classifies its mortgage loans held-for-sale as a Level 2 measurement at December 31, 2014.

           Call/Put option—As part of the initial acquisition of AmeriHome, the purchase agreement included a call option to purchase an additional 39% of AmeriHome and a put option which allows the noncontrolling interest holder to sell his then remaining 49% of AmeriHome to the Company in the event the Company does not exercise the call option. In June 2012 and January 2013, the Company and the noncontrolling interest holder entered into agreements to transfer an additional 27.5% and 1.5% ownership, respectively, of AmeriHome to the Company in exchange for the settlement of balances owed from the noncontrolling interest holder related to the Company for capital contributions made by the Company to AmeriHome and indemnification provisions included in the purchase agreement. In July 2013, the Company acquired the remaining 20% ownership of AmeriHome from the noncontrolling interest holder for $350 thousand in cash and $1.1 million in IMH common stock. As of December 31, 2013, the Company owned 100% of AmeriHome. The estimated fair values of the call and put options were based on models incorporating various assumptions including expected future book value of AmeriHome, the probability of the option being exercised, volatility, expected term and certain other factors. AmeriHome was sold in March 2014. See Note 13.-Acquisition/Disposition of Noncontrolling Interest.

           Securitized mortgage collateral—The Company elected to carry all of its securitized mortgage collateral at fair value. These assets consist primarily of non-conforming mortgage loans securitized between 2002 and 2007. Fair value measurements are based on the Company's internal models used to compute the net present value of future expected cash flows, with observable market participant assumptions, where available. The Company's assumptions include its expectations of inputs that other market participants would use in pricing these assets. These assumptions include judgments about the underlying collateral, prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of December 31, 2014, securitized mortgage collateral had an unpaid principal balance of $6.6 billion, compared to an estimated fair value on the Company's balance sheet of $5.2 billion. The aggregate unpaid principal balance exceeds the fair value by $1.4 billion at December 31, 2014. As of December 31, 2014, the unpaid principal balance of loans 90 days or more past due was $1.1 billion compared to an estimated fair value of $0.4 billion. The aggregate unpaid principal balances of loans 90 days or more past due exceed the fair value by $0.7 billion at December 31, 2014. Securitized mortgage collateral is considered a Level 3 measurement at December 31, 2014.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           Securitized mortgage borrowings—The Company elected to carry all of its securitized mortgage borrowings at fair value. These borrowings consist of individual tranches of bonds issued by securitization trusts and are primarily backed by non-conforming mortgage loans. Fair value measurements include the Company's judgments about the underlying collateral and assumptions such as prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of December 31, 2014, securitized mortgage borrowings had an outstanding principal balance of $6.5 billion, net of $2.2 billion in bond losses, compared to an estimated fair value of $5.2 billion. The aggregate outstanding principal balance exceeds the fair value by $1.3 billion at December 31, 2014. Securitized mortgage borrowings are considered a Level 3 measurement at December 31, 2014.

           Long-term debt—The Company elected to carry all of its long-term debt (consisting of trust preferred securities and junior subordinated notes) at fair value. These securities are measured based upon an analysis prepared by management, which considered the Company's own credit risk, including settlements with trust preferred debt holders and discounted cash flow analysis. As of December 31, 2014, long-term debt had an unpaid principal balance of $70.5 million compared to an estimated fair value of $22.1 million. The aggregate unpaid principal balance exceeds the fair value by $48.4 million at December 31, 2014. The long-term debt is considered a Level 3 measurement at December 31, 2014.

           Derivative assets and liabilities, Securitized trusts—For non-exchange traded contracts, fair value is based on the amounts that would be required to settle the positions with the related counterparties as of the valuation date. Valuations of derivative assets and liabilities are based on observable market inputs, if available. To the extent observable market inputs are not available, fair values measurements include the Company's judgments about future cash flows, forward interest rates and certain other factors, including counterparty risk. Additionally, these values also take into account the Company's own credit standing, to the extent applicable; thus, the valuation of the derivative instrument includes the estimated value of the net credit differential between the counterparties to the derivative contract. As of December 31, 2014, the notional balance of derivative assets and liabilities, securitized trusts was $96.4 million. These derivatives are included in the consolidated securitization trusts, which are nonrecourse to the Company, and thus the economic risk from these derivatives is limited to the Company's residual interests in the securitization trusts. Derivative assets and liabilities, securitized trusts are considered a Level 3 measurement at December 31, 2014.

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

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

The anticipated Pull-through Rate is an unobservable input based on historical experience, which results in classification of IRLCs as a Level 3 measurement at December 31, 2014.

           The fair value of the Hedging Instruments is based on the actively quoted TBA MBS market using observable inputs related to characteristics of the underlying MBS stratified by product, coupon and settlement date. Therefore, the Hedging Instruments are classified as a Level 2 measurement at December 31, 2014.

           Warrant— Upon entering an arrangement to facilitate the Company's ability to offer Non-QM mortgage products, a warrant to purchase up to 9.9% of Impac Mortgage Corp. was issued. The warrant can only be exercised if the Company chooses not to continue with the agreement to facilitate Non-QM mortgage products and has a 60 day expiration window after the termination of the agreement. The exercise price of the warrant is an agreed upon multiple times the book value of the subsidiary Impac Mortgage Corp. at the time of exercise plus up to an additional 0.2 times the book value at the exercise date based off of the net income of Impac Mortgage Corp. for the following 12 months. Additionally, if upon exercise of the warrant, the Company does not receive regulatory approval for the sale of the 9.9% as a result of actions of the Company, the Company will have to pay the holder of the warrant a redemption price, equal to the value of the warrant, in cash within 30 days. The estimated fair value of the warrant was based on a model incorporating various assumptions including expected future book value of Impac Mortgage Corp., the probability of the warrant being exercised, volatility, expected term and certain other factors. The warrant is considered a Level 3 measurement at December 31, 2014.

Nonrecurring Fair Value Measurements

           The Company is required to measure certain assets and liabilities at estimated fair value from time to time. These fair value measurements typically result from the application of specific accounting pronouncements under GAAP. The fair value measurements are considered nonrecurring fair value measurements under FASB ASC 820-10.

           The following tables present financial and non-financial assets and liabilities measured using nonrecurring fair value measurements at December 31, 2014 and 2013, respectively:

	Nonrecurring Fair Value Measurements			Total Gains (Losses) (3)
	December 31, 2014			For the Year Ended December 31, 2014
	Level 1	Level 2	Level 3
REO (1)	$-	$3,030	$-	$7,581
Lease liability (2)	-	-	(1,578)	(681)
Deferred charge (4)	-	-	11,521	(453)

(1)
Balance represents REO at December 31, 2014 which has been impaired subsequent to foreclosure. Amounts are included in continuing operations. For the year ended December 31, 2014, the $7.6 million gain represents recovery of the net realizable value (NRV) attributable to an improvement in state specific loss severities on properties held during the period which resulted in an increase to NRV.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

(2)
For the year ended December 31, 2014, the Company recorded $681 thousand in losses resulting from changes in lease liabilities as a result of changes in the Company's expected minimum future lease payments, net.
(3)
Total losses reflect losses from all nonrecurring measurements during the period.
(4)
Amounts are included in continuing operations. For the year ended December 31, 2014, the Company recorded $453 thousand in income tax expense resulting from impairment write-downs based on changes in estimated cash flows and lives of the related mortgages retained in the securitized mortgage collateral.

	Non-recurring Fair Value Measurements			Total Gains (Losses) (3)
	December 31, 2013			For the Year Ended December 31, 2013
	Level 1	Level 2	Level 3
REO (1)	$-	$3,109	$-	$8,760
Lease liability (2)	-	-	(1,623)	(202)

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

           Real estate owned—REO consists of residential real estate acquired in satisfaction of loans. Upon foreclosure, REO is adjusted to the estimated fair value of the residential real estate less estimated selling and holding costs, offset by expected contractual mortgage insurance proceeds to be received, if any. Subsequently, REO is recorded at the lower of carrying value or estimated fair value less costs to sell. REO balance representing REOs which have been impaired subsequent to foreclosure are subject to nonrecurring fair value measurement and included in the nonrecurring fair value measurements tables. Fair values of REO are generally based on observable market inputs, and considered Level 2 measurements at December 31, 2014.

           Lease liability—In connection with the discontinuation of our non-conforming mortgage, retail mortgage, warehouse lending and commercial operations, a significant amount of office space that was previously occupied is no longer being used by the Company. The Company has subleased a significant amount of this office space. The Company has recorded a liability representing the present value of the minimum lease payments over the remaining life of the lease, offset by the expected proceeds from sublet revenue related to this office space. This liability is based on present value techniques that incorporate the Company's judgments about estimated sublet revenue and discount rates. Therefore, this liability is considered a Level 3 measurement at December 31, 2014.

           Deferred charge—Deferred charge represents the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH in prior years.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

The Company evaluates the deferred charge for impairment quarterly using internal estimates of estimated cash flows and lives of the related mortgages retained in the securitized mortgage collateral. If the deferred charge is determined to be impaired, it is recognized as a component of income tax expense. For the year ended December 31, 2014, the Company recorded $453 thousand in income tax expense resulting from deferred charge impairment write-downs based on changes in estimated fair value of securitized mortgage collateral. There was no impairment of the deferred charge in 2013. Deferred charge is considered a Level 3 measurement at December 31, 2014.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Note 15.—Reconciliation of Earnings Per Share

           The following table presents the computation of basic and diluted earnings per common share, including the dilutive effect of stock options and cumulative redeemable preferred stock outstanding for the periods indicated:

	For the year ended December 31,
	2014	2013
Numerator for basic loss per share:
Loss from continuing operations	$(3,967)	$(5,011)
Net earnings attributable to noncontrolling interest	-	(136)

Loss from continuing operations attributable to IMH	(3,967)	(5,147)
Loss from discontinued operations	(2,355)	(3,037)

Net loss attributable to IMH common stockholders	$(6,322)	$(8,184)

Numerator for diluted loss per share:
Loss from continuing operations attributable to IMH	$(3,967)	$(5,147)
Interest expense attributable to convertible notes	-	-

Loss from continuing operations attributable to IMH plus interest expense attributable to convertible notes	(3,967)	(5,147)
Loss from discontinued operations	(2,355)	(3,037)

Net loss attributable to IMH common stockholders plus interest expense attributable to convertible notes	$(6,322)	$(8,184)

Denominator for basic loss per share (1):
Basic weighted average common shares outstanding during the year	9,344	8,749

Denominator for diluted loss per share (1):
Basic weighted average common shares outstanding during the year	9,344	8,749
Net effect of dilutive convertible notes	-	-
Net effect of dilutive stock options and DSU's	-	-

Diluted weighted average common shares	9,344	8,749

Loss per common share – basic and diluted:
Loss from continuing operations attributable to IMH	$(0.43)	$(0.59)
Loss from discontinued operations	$(0.25)	(0.35)

Net loss per share available to common stockholders	$(0.68)	$(0.94)

(1)
Share amounts presented in thousands.

           The anti-dilutive stock options outstanding for the years ending December 31, 2014 and 2013 were 2.9 million and 2.6 million shares, respectively. Included in the anti-dilutive shares for 2014 are 1.8 million shares attributable to the Convertible Notes.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Note 16.—Income Taxes

           The Company is subject to federal income taxes as a regular (Subchapter C) corporation and files a consolidated U.S. federal income tax return.

           Income taxes for the years ended December 31, 2014 and 2013 were as follows:

	For the year ended December 31,
	2014	2013
Current income taxes:
Federal	$940	$21
State	365	144

Total current income tax expense	1,305	165

Deferred income taxes:
Federal	-	(1,038)
State	-	(158)

Total deferred income tax benefit	-	(1,196)

Total income tax expense (benefit)	$1,305	$(1,031)

           The Company recorded income tax expense (benefit) of $1.3 million and ($1.0) million for the years ended December 31, 2014 and 2013, respectively. The current income tax expense of $1.3 million for 2014 is primarily the result of the federal alternative minimum tax (AMT), amortization of the deferred charge and state income taxes from states where the Company does not have net operating loss carryforwards or state minimum taxes, including AMT. The deferred charge represents the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH prior to 2008. The deferred charge is amortized and/or impaired, which does not result in any tax liability to be paid. The deferred charge is included in other assets in the accompanying consolidated balance sheets and is amortized as a component of income tax expense in the accompanying consolidated statement of operations. The income tax benefit for 2013 is the result of the inclusion of AmeriHome in the IMH federal income tax return due to the Company's increased ownership of AmeriHome during the first quarter of 2013. Additionally, federal alternative minimum tax was expensed during 2013.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           Deferred tax assets are comprised of the following temporary differences between the financial statement carrying value and the tax basis of assets:

	For the year ended December 31,
	2014	2013
Deferred tax assets:
Fair value (1)	$128,265	$74,682
Federal and state net operating losses (2)	196,954	208,158
Derivatives	1,388	2,980
Real estate owned	750	1,892
Depreciation and amortization	620	878
Compensation and other accruals	6,919	3,053
Repurchase reserve	2,287	3,832

Total gross deferred tax assets (3)	337,183	295,475
Deferred tax liabilities:
REMIC transactions (4)	(164,170)	(123,650)
Mortgage servicing rights	(9,773)	(14,359)

Total gross deferred tax liabilities	(173,943)	(138,009)
Valuation allowance	(163,240)	(157,466)

Total net deferred tax assets	$-	$-

(1)
Includes the change in fair value of net trust assets, long-term debt, LHFS, interest accretion and loan losses.
(2)
Federal and state NOL's related to the discontinued operations totaled $121.6 million and $119.5 million at December 31, 2014 and 2013, respectively.
(3)
At December 31, 2014 and 2013, discontinued operations had gross deferred tax assets of $121.8 million and $118.5 million, respectively, which had a full valuation allowance.
(4)
Includes (i) REMIC transactions—tax versus book difference.

           The following is a reconciliation of income taxes to the expected statutory federal corporate income tax rates for the years ended December 31, 2014 and 2013:

	For the year ended December 31,
	2014	2013
Expected income tax (benefit) expense	$(1,756)	$(3,177)
State tax, net of federal benefit	(248)	(343)
Change in valuation allowance	2,735	2,441
Deferred charge	453	-
Other	121	48

Total income tax expense (benefit)	$1,305	$(1,031)

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           As of December 31, 2014, the Company had estimated federal and California net operating loss (NOL) carryforwards of approximately $495.9 million and $427.3 million, respectively. Federal and state net operating loss carryforwards begin to expire in 2027 and 2018, respectively.

           The Company files numerous tax returns in various jurisdictions. While the Company is subject to examination by various taxing authorities, the Company believes there are no unresolved issues or claims likely to be material to its financial position. A subsidiary of the Company had been examined by the IRS for tax years 2006 and 2008. The Company classifies interest and penalties on taxes as provision for income taxes. As of December 31, 2014 and 2013, the Company has no material uncertain tax positions. The Company has federal AMT credits in the amount of $507 thousand as of December 31, 2014.

           The Company recognizes tax benefits associated with the exercise of stock options directly to stockholders' equity only when realized. A windfall tax benefit occurs when the actual tax benefit realized upon an employee's disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award. At December 31, 2014 and 2013, deferred tax assets do not include $3.8 million of excess tax benefits from stock-based compensation.

Note 17.—Segment Reporting

           The Company has three primary reporting segments within continuing operations which include mortgage lending, real estate services and long-term mortgage portfolio. Unallocated corporate and other administrative costs, including the costs associated with being a public company, are presented in Corporate.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           The following table presents selected balance sheet data by reporting segment as of the dates indicated:

Balance Sheet Items as of December 31, 2014:	Mortgage Lending	Real Estate Services	Long-term Portfolio	Corporate and other	Discontinued Operations	Consolidated
Cash and cash equivalents	$9,434	$400	$-	$239	$-	$10,073
Restricted cash	2,420	-	-	-	-	2,420
Mortgage loans held-for-sale	239,391	-	-	-	-	239,391
Mortgage servicing rights	24,418	-	-	-	-	24,418
Trust assets	-	-	5,268,531	-	-	5,268,531
Other assets (1)	16,166	2,272	11,743	3,458	100	33,739
Total assets	291,829	2,672	5,280,274	3,697	100	5,578,572
Total liabilities	253,278	1,458	5,273,815	21,919	3,146	5,553,616

Balance Sheet Items as of December 31, 2013:	Mortgage Lending	Real Estate Services	Long-term Portfolio	Corporate and other	Discontinued Operations	Consolidated
Cash and cash equivalents	$9,451	$(74)	$-	$592	$-	$9,969
Restricted cash	1,467	-	-	-	-	1,467
Mortgage loans held-for-sale	129,191	-	-	-	-	129,191
Mortgage servicing rights	35,981	-	-	-	-	35,981
Trust assets	-	-	5,513,166	-	-	5,513,166
Other assets (1)	(671)	8,122	56	18,767	2,277	28,551
Total assets	175,419	8,048	5,513,222	19,359	2,277	5,718,325
Total liabilities	141,857	1,305	5,502,765	33,644	12,883	5,692,454

(1)
Amounts represent reclassifications of balances within the discontinued operations segment to reflect balances within continuing operations as presented in the accompanying consolidated balance sheets.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           The following table presents selected statement of operations information by reporting segment for the years ended December 31, 2014 and 2013:

Statement of Operations Items for the year ended December 31, 2014:	Mortgage Lending	Real Estate Services	Long-term Portfolio	Corporate and other	Consolidated
Gain on sale of loans, net	$29,308	$-	$-	$-	$29,308
Servicing income, net	4,586	-	-	-	4,586
Real estate services fees, net	-	14,729	-	-	14,729
(Loss) on mortgage servicing rights	(5,116)	-	-	-	(5,116)
Other revenue	1,311	-	371	-	1,682
Other income (expense)	1,353	(5)	8,456	(1,620)	8,184
Total expense	(35,311)	(6,052)	(924)	(13,748)	(56,035)

(Loss) earnings from continuing operations before income taxes	$(3,869)	$8,672	$7,903	$(15,368)	(2,662)

Income tax benefit from continuing operations					1,305

Loss from continuing operations					(3,967)
Loss from discontinued operations, net of tax					(2,355)

Net loss					(6,322)
Net earnings attributable to noncontrolling interest					-

Net loss attributable to common stockholders					$(6,322)

Statement of Operations Items for the year ended December 31, 2013:	Mortgage Lending	Real Estate Services	Long-term Portfolio	Corporate and other	Consolidated
Gain on sale of loans, net	$57,188	$-	$-	$-	$57,188
Servicing income, net	4,240	-	-	-	4,240
Real estate services fees, net	-	19,370	-	-	19,370
Gain on mortgage servicing rights	6,567	-	-	-	6,567
Other revenue	191	-	833	(20)	1,004
Other income (expense)	4	19	(3,371)	(1,103)	(4,451)
Total expense	(69,291)	(6,139)	(1,713)	(12,817)	(89,960)

(Loss) earnings from continuing operations before income taxes	$(1,101)	$13,250	$(4,251)	$(13,940)	(6,042)

Income tax benefit from continuing operations					(1,031)

Loss from continuing operations					(5,011)
Loss from discontinued operations, net of tax					(3,037)

Net loss					(8,048)
Net earnings attributable to noncontrolling interest					(136)

Net loss attributable to common stockholders					$(8,184)

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

           In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and estimable. In any cases, there may be an exposure to losses in excess of any such amounts whether accrued or not. Any estimated loss is subject to significant judgment and is based upon currently available information, a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated loss will change from time to time, and actual results may vary significantly from the current estimate. Therefore, an estimate of possible loss represents what the Company believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company's maximum loss exposure. At December 31, 2014, the Company has a $130 thousand accrued liability recorded for such estimated loss exposure.

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

           On December 7, 2011, a purported class action was filed in the Circuit Court of Baltimore City entitled Timm, v. Impac Mortgage Holdings, Inc, et al. alleging on behalf of holders of the Company's 9.375% Series B Cumulative Redeemable Preferred Stock (Preferred B) and 9.125% Series C Cumulative Redeemable Preferred Stock (Preferred C) who did not tender their stock in connection with the Company's 2009 completion of its Offer to Purchase and Consent Solicitation that the Company

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

failed to achieve the required consent of the Preferred B and C holders, the consents to amend the Preferred stock were not effective because they were given on unissued stock (after redemption), the Company tied the tender offer with a consent requirement that constituted an improper "vote buying" scheme, and that the tender offer was a breach of a fiduciary duty. The action seeks the payment of two quarterly dividends for the Preferred B and C holders, the unwinding of the consents and reinstatement of the cumulative dividend on the Preferred B and C stock, and the election of two directors by the Preferred B and C holders. The action also seeks punitive damages and legal expenses. The court, on January 28, 2013, dismissed all individual director and officer defendants from the case and further dismissed the Second, Third and Fifth causes of action. The remaining causes of action against the Company allege the Preferred B holders did not approve amendments to its Articles Supplementary and the holders thereof seek to recover two quarters of dividends and to elect two members to the Board of Directors of the Company. On November 27, 2013, the court denied the plaintiff's motion to reconsider the court's January 28, 2013 order. The Company and Plaintiffs have filed a motion for summary judgment on the remaining claims and motions are currently pending.

           On April 30, 2012, a purported class action was filed entitled Marentes v. Impac Mortgage Holdings, Inc., alleging that certain loan modification activities of the Company constitute an unfair business practice, false advertising and marketing, and that the fees charged are improper. The complaint seeks unspecified damages, restitution, injunctive relief, attorney's fees and prejudgment interest. On August 22, 2012, the plaintiff filed an amended complaint adding Impac Funding Corporation as a defendant and on October 2, 2012, the plaintiff dismissed Impac Mortgage Holdings, Inc., without prejudice. On December 27, 2012, the court granted IFC's motion to dismiss and on May 23, 2014, the court of appeals reversed the dismissal. Discovery is currently proceeding in this matter.

           On December 14, 2013, a matter was filed in the US District Court, District of Minnesota, entitled Residential Funding Company, LLC v. Impac Funding Corp. alleging the defendant is responsible for unspecific debts of Pinnacle Direct Funding Corp., as its successor in interest. On April 3, 2014, the plaintiff filed a First Amended Complaint alleging the defendant is responsible for breaches of representations and warranties in connection with certain loan sales from Pinnacle to plaintiff. The plaintiff seeks declaratory relief and unspecified damages. On April 17, 2014, the Company filed a motion to dismiss the First Amended Complaint, which the court denied. The Company answered the First Amended Complaint on September 24, 2014, and filed a motion for summary judgment on January 6, 2015, which remains pending.

           On October 28, 2014, an action was filed in the Superior Court of the State of California in Orange County entitled Mallory Hill vs. Impac Mortgage Holdings, Inc., Impac Mortgage Corporation et al. In the action Mr. Hill seeks compensatory damages, general damages, treble damages, exemplary damages, an accounting, injunctive relief, attorney's fees and costs for claims based upon a consulting agreement entered into with Mr. Hill, a purported employment relationship entered into with Mr. Hill and other purported claims. The matter was removed to the US District Court. The Company has filed a motion to dismiss that is pending.

           In October 2011 and November 2012, the Company received letters from Countrywide Securities Corporation (Countrywide), Merrill Lynch, Pierce, Fenner & Smith Incorporated (Merrill Lynch), and UBS Securities LLC (UBS) claiming indemnification relating to mortgage backed securities bonds issued, originated or sold by ISAC, IFC, IMH Assets Corp. and the Company. The claims seek

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

indemnification from claims asserted against Countrywide, Merrill Lynch, and UBS in specified legal actions entitled American International Group Inc. v. Bank of America Corp., et al, in the United States District Court for the Southern District of New York and Federal Home Loan Bank of Boston v. Ally Financial, Inc., et al, in the United States District Court for the District of Massachusetts. The notices each seek indemnification for all losses, liabilities, damages and legal fees and costs incurred in those actions. Further related to these claims, the Company received a demand from American International Group (AIG) for claims it purports to have based upon 12 Residential Mortgage Backed Securities it purchased in which the Company was depositor, sponsor, seller and/or originator. AIG contends it has suffered almost $800 million in losses on the securities and contends there were misrepresentations and breaches of representations and warranties regarding the securities. In October 2012, January 2013, and December 2014, Deutsche Bank issued indemnification demands for claims asserted against them in the Superior Court of New York in cases entitled Royal Park Investments SA/NV v. Merrill Lynch, et al. and Dealink Funding Ltd. v. Deutsche Bank and in the Circuit Court for the City of Richmond, Virginia, in a case entitled Commonwealth of VA, et al. v. Barclays Capital Inc, et al. In February of 2013 the Company also received a notice of intent to seek indemnification on behalf of Deutsche Bank AG, Deutsche Bank Securities, Inc., DB Structured Products, Inc., ACE Securities Corp and Deutsche Alt-A Securities, Inc. The claim relates to an action filed against those entities in the Superior Court of New York.

           The Company is a party to other litigation and claims which are normal in the course of our operations. While the results of such other litigation and claims cannot be predicted with certainty, we believe the final outcome of such matters will not have a material adverse effect on our financial condition or results of operations. The Company believes that it has meritorious defenses to the above claims and intends to defend these claims vigorously and as such the Company believes the final outcome of such matters will not have a material adverse effect on its financial condition or results of operations. Nevertheless, litigation is uncertain and the Company may not prevail in the lawsuits and can express no opinion as to their ultimate resolution. An adverse judgment in any of these matters could have a material adverse effect on the Company's financial position and results of operations.

Lease Commitments

           The Company leases office space and certain office equipment under long-term leases expiring at various dates through 2019. Future minimum commitments under non-cancelable leases are as follows:

	Operating Leases	Capital Leases	Total
Year 2015	7,851	728	$8,579
Year 2016	6,519	357	6,876
Year 2017	—	68	68
Year 2018	—	34	34
Year 2019 and thereafter	—	23	23

Subtotal	14,370	1,210	15,580
Sublet income	(5,407)	—	(5,407)

Total lease commitments	$8,963	$1,210	$10,173

           Total rental expense for the years ended December 31, 2014 and 2013 was $5.0 million and $5.8 million, respectively. During 2014 and 2013, approximately $4.8 million and $5.7 million,

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

respectively, were charged to continuing operations, and are included in occupancy expense in the consolidated statements of operations. Included in rent expense for 2014 and 2013, is an increase of $681 thousand and $202 thousand, respectively, related to changes in estimated lease liabilities as a result of changes in our expected minimum future lease payments.

           Interest expense on the capital leases was $72 thousand and $58 thousand for the years ended December 31, 2014 and 2013, respectively.

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

           The activity related to the continuing operations repurchase reserve for previously sold loans for the years ended December 31, 2014 and 2013 is as follows:

	December 31, 2014	December 31, 2013
Beginning balance	$4,013	$2,392
Provision for repurchases	1,190	1,750
Settlements	(701)	(129)

Total repurchase reserve	$4,502	$4,013

           The activity related to the discontinued operations repurchase reserve for previously sold loans for the years ended December 31, 2014 and 2013 is as follows:

	December 31, 2014	December 31, 2013
Beginning balance	$5,465	$8,170
Provision for repurchases	1,062	1,312
Settlements	(5,315)	(4,017)

Total repurchase reserve	$1,212	$5,465

Concentration of Risk

           The aggregate unpaid principal balance of loans in the Company's long-term mortgage portfolio secured by properties in California and Florida was $3.4 billion and $694.7 million, or 51% and 11%, respectively, at December 31, 2014.

           The Company does not have a significant concentration of risk to any individual client except for the U.S. government and its agencies relating to its concentration of loan sales. However, a geographic concentration arises because 62% of the Company originations were from California.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Note 19.—Share Based Payments and Employee Benefit Plans

           The Company maintains a stock-based incentive compensation plan, the terms of which are governed by the 2010 Omnibus Incentive Plan (the 2010 Incentive Plan). The 2010 Incentive Plan provides for the grant of stock appreciation rights, restricted stock units, performance shares and other stock and cash-based incentive awards. Employees, directors, consultants or other persons providing services to the Company or its affiliates are eligible to receive awards pursuant to the 2010 Incentive Plan. In connection with the adoption of the 2010 Incentive Plan, the Company's 2001 Stock Plan, which was scheduled to expire in March 2011, was frozen. Further, all outstanding awards under the 2001 Stock Plan, as well as the Company's previous 1995 Stock Option, Deferred Stock and Restricted Stock Plan (together with the 2001 Stock Plan, the "Prior Plans"), were assumed by the 2010 Incentive Plan. During the third quarter of 2014, the shareholders voted on and approved the amendment to the 2010 Omnibus Incentive Plan to increase the shares subject to the plan by 300,000 shares. As of December 31, 2014, the aggregate number of shares reserved under the 2010 Incentive Plan is 1,430,410 shares (including all outstanding awards assumed from Prior Plans), and there were 59,402 shares available for grant as stock options, restricted stock and deferred stock awards. The Company issues new shares of common stock to satisfy stock option exercises. There were 409,250 options granted for the year ended December 31, 2014.

           The fair value of options granted, which is amortized to expense over the option vesting period, is estimated on the date of grant with the following weighted average assumptions:

	For the year ended December 31,
	2014	2013
Risk-free interest rate	1.08 - 1.79%	1.46%
Expected lives (in years)	3.48 - 5.73	5.56
Expected volatility (1)	70.47 - 75.93%	78.58%
Expected dividend yield	0.00%	0.00%
Fair value per share	$2.69 - $4.46	$7.03

(1)
Expected volatilities are based on both the implied and historical volatility of the Company's stock over the expected option life.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           The following table summarizes activity, pricing and other information for the Company's stock options for the years presented below:

	For the year ended December 31,
	2014		2013
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Options outstanding at beginning of year	787,132	$9.07	796,795	$7.89
Options granted	409,250	5.41	255,000	10.65
Options exercised	(14,622)	2.58	(121,576)	1.45
Options forfeited / cancelled	(103,530)	18.30	(143,087)	11.76

Options outstanding at end of year	1,078,230	$6.88	787,132	$9.07

Options exercisable at end of year	534,323	$6.72	424,888	$6.72

           The aggregate intrinsic value in the following table represents the total pre-tax intrinsic value, based on the Company's closing stock price of $6.20 and $5.98 per common share as of December 31, 2014 and 2013, respectively. Aggregate intrinsic value represents the amount of proceeds the option holders would have received had all option holders exercised their options and sold the stock as of that date.

	As of December 31,
	2014		2013
	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at end of year	7.89	$1,631	7.92	$1,325

Options exercisable at end of year	6.50	$1,319	6.73	$1,325

           As of December 31, 2014, there was approximately $1.9 million of total unrecognized compensation cost related to stock option compensation arrangements granted under the plan, net of estimated forfeitures. That cost is expected to be recognized over the remaining weighted average period of 1.9 years.

           For the years ended December 31, 2014 and 2013, the aggregate grant-date fair value of stock options granted was approximately $1.4 million and $1.8 million, respectively.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           For the years ended December 31, 2014 and 2013, total stock-based compensation expense was $1.9 million and $2.0 million, respectively.

           Additional information regarding stock options outstanding as of December 31, 2014 is as follows:

	Stock Options Outstanding			Options Exercisable
Exercise Price Range	Number Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 0 - 0.53	130,410	4.44	0.53	130,410	$0.53
0.54 - 2.80	168,070	5.87	2.75	168,070	2.75
2.81 - 6.81	390,250	9.56	5.41	—	—
6.82 - 10.65	190,000	8.56	10.65	63,340	10.65
10.66 - 13.81	199,500	7.91	13.81	172,503	13.81

$ 0.53 - 13.81	1,078,230	7.89	6.88	534,323	6.72

           In addition to the options granted, the Company has granted deferred stock units (DSU's), which vest between one and three year periods. The fair value of each DSU was measured on the date of grant using the grant date price of the Company's stock. For the years ended December 31, 2014 and 2013, the aggregate grant-date fair value of DSU's granted was approximately $20 thousand and $320 thousand, respectively.

           The following table summarizes activity, pricing and other information for the Company's DSU's for the years presented below:

	For the year ended December 31,
	2014		2013
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
DSU's outstanding at beginning of year	72,000	$8.80	42,000	$7.48
DSU's granted	3,750	5.39	30,000	10.65
DSU's exercised	—	—	—	—
DSU's forfeited/cancelled	—	—	—	—

DSU's outstanding at end of period	75,750	$8.63	72,000	$8.80

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           As of December 31, 2014, there was approximately $177 thousand of total unrecognized compensation cost related to the DSU compensation arrangements granted under the plan. This cost is expected to be recognized over a weighted average period of 1.5 years.

401(k) Plan

           After meeting certain employment requirements, employees can participate in the Company's 401(k) plan. Under the 401(k) plan, employees may contribute up to 25% of their salaries, pursuant to certain restrictions. The Company matches 50% of the first 4% of employee contributions. Additional contributions may be made at the discretion of the board of directors. During the year ended December 31, 2014, the Company recorded approximately $289 thousand for basic matching contributions. During the year ended December 31, 2013, the Company recorded approximately $473 thousand for basic matching contributions. There were no discretionary matching contributions recorded during the years ended December 31, 2014 or 2013.

Note 20.—Related Party Transactions

           Historically, mortgage loans have been extended to officers and directors of the Company. All such loans were made at the prevailing market rates and conditions existing at the time. During 2014 and 2013, no mortgage loans were extended to officers or directors.

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

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           The following table presents the discontinued operations' condensed balance sheets as of December 31, 2014 and 2013:

	At December 31,
	2014	2013
Cash and cash equivalents	$-	$-
Other assets	100	2,277

Total assets	$100	$2,277

Repurchase reserve	$1,212	$5,465
Legal settlements	-	3,775
Other liabilities	1,934	3,643

Total liabilities	$3,146	$12,883

           The following table presents the discontinued operations' condensed statements of operations for the years ended December 31, 2014 and 2013:

	For the years ended December 31,
	2014	2013
Provision for repurchases	$(1,063)	$(1,312)
Legal settlements	-	(3,775)
Other income (expense)	(1,292)	2,050

Net loss	$(2,355)	$(3,037)

Note 22.—Tax Benefits Preservation Rights Plan

           In September 2013, the Company adopted a Tax Benefits Preservation Rights Agreement (Rights Plan) to help preserve the value of certain deferred tax benefits, including those generated by net operating losses (collectively, Tax Benefits). In general, the Company may "carry forward" net operating losses in certain circumstances to offset current and future taxable income, which will reduce federal and state income tax liability, subject to certain requirements and restrictions. The Company's ability to use these Tax Benefits would be substantially limited and impaired if it were to experience an "ownership change" for purposes of Section 382 of the Internal Revenue Code of 1986, as amended (the "Code") and the Treasury Regulations promulgated thereunder. Generally, the Company will experience an "ownership change" if the percentage of the shares of Common Stock owned by one or more "five-percent shareholders" increases by more than 50 percentage points over the lowest percentage of shares of Common Stock owned by such stockholder at any time during the prior three year on a rolling basis. As such, the Rights Plan has a 4.99% "trigger" threshold that is intended to act as a deterrent to any person or entity seeking to acquire 4.99% or more of the outstanding Common Stock without the prior approval of the Board. The Rights Plan also has certain ancillary anti-takeover effects. The rights accompany each share of common stock of the Company and are evidenced by ownership of common stock. The rights are not exercisable except upon the occurrence of certain change of control events. Once triggered, the rights would entitle the stockholders, other than a person qualifying as an "Acquiring Person" pursuant to the rights plan, to certain "flip-in", "flip-over" and exchange rights. The rights issued under the Rights Plan may be redeemed by the board of directors at a nominal redemption price

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

of $0.001 per right, and the board of directors may amend the rights in any respect until the rights are triggered. The Rights Plan expires September 2, 2016.

Note 23.—Subsequent Events

           On January 6, 2015, the Company, and its wholly-owned subsidiary, IMC, entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with CashCall, Inc. ("CashCall") pursuant to which IMC agreed to purchase substantially all the assets and assume certain liabilities of CashCall's residential mortgage operations. Upon closing, CashCall's mortgage operations will operate as a separate division of IMC under the name CashCall Mortgage.

           Pursuant to the Asset Purchase Agreement, and subject to the terms and conditions contained therein, the purchase price consists of a fixed component and a contingent component. The fixed component includes (i) the aggregate payment of $10 million in cash, payable in installments through January 2016 and (ii) approximately 500,000 newly issued unregistered shares of the Company. The contingent component consists of a three year earn-out provision based on a percentage of the pre-tax profits of the CashCall Mortgage division purchased, which is expected to be an average of approximately 55% during the three year earn-out period of the CashCall Mortgage division's profitability.

Warehouse Amendments

           In January 2015, repurchase agreement 1 was amended to increase the maximum borrowing capacity from $100.0 million to $125.0 million.

           In January 2015, repurchase agreement 3 was amended to increase the maximum borrowing capacity from $50.0 million to $75.0 million.

           In January 2015, repurchase agreement 4 was amended to increase the maximum borrowing capacity from $125.0 million to $175.0 million. In February 2015, repurchase agreement 4 was amended to increase the maximum borrowing capacity from $175.0 million to $225.0 million.

           In February 2015, repurchase agreement 5 was amended to increase the maximum borrowing capacity from $100.0 million to $150.0 million.

Short-term borrowing

           In January 2015, the Company entered into a $5.0 million short-term borrowing secured by Ginnie Mae servicing with an interest rate of 15%. The balance was repaid in March 2015.