Form 10-Q
period 2015-03-31
IMPAC MORTGAGE HOLDINGS INC
filed 2015-05-14
CIK 1000298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

There were 10,189,293 shares of common stock outstanding as of May 5, 2015.

IMPAC MORTGAGE HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1.                                                CONSOLIDATED FINANCIAL STATEMENTS

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Cash and cash equivalents	$5,635	$10,073
Restricted cash	4,932	2,420
Mortgage loans held-for-sale	531,586	239,391
Finance receivables	53,340	8,358
Mortgage servicing rights	26,656	24,418
Securitized mortgage trust assets	5,130,193	5,268,531
Goodwill	104,938	352
Intangible assets, net	33,122	—
Deferred tax asset	24,420	—
Other assets	41,846	25,029
Total assets	$5,956,668	$5,578,572

LIABILITIES
Warehouse borrowings	$552,493	$226,718
Short-term structured debt	4,156	6,000
Convertible notes	20,000	20,000
Contingent consideration	124,592	—
Long-term debt	29,646	22,122
Securitized mortgage trust liabilities	5,113,632	5,251,307
Other liabilities	52,906	27,469
Total liabilities	5,897,425	5,553,616

Commitments and contingencies (See Note 15)

STOCKHOLDERS’ EQUITY
Series A-1 junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none issued or outstanding	—	—
Series B 9.375% redeemable preferred stock, $0.01 par value; liquidation value $16,640; 2,000,000 shares authorized, 665,592 noncumulative shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	7	7
Series C 9.125% redeemable preferred stock, $0.01 par value; liquidation value $35,127; 5,500,000 shares authorized; 1,405,086 noncumulative shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	14	14
Common stock, $0.01 par value; 200,000,000 shares authorized; 9,690,415 and 9,588,532 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	97	96
Additional paid-in capital	1,089,888	1,089,574
Net accumulated deficit:	—	—
Cumulative dividends declared	(822,520)	(822,520)
Retained deficit	(208,243)	(242,215)
Net accumulated deficit	(1,030,763)	(1,064,735)
Total stockholders’ equity	59,243	24,956
Total liabilities and stockholders’ equity	$5,956,668	$5,578,572

See accompanying notes to consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	For the Three Months
	Ended March 31,
	2015	2014
Revenues:
Gain on sale of loans, net	$37,398	$4,573
Real estate services fees, net	2,742	3,679
Servicing income, net	635	1,569
Loss on mortgage servicing rights	(6,568)	(977)
Other	136	1,385
Total revenues	34,343	10,229
Expenses:
Personnel expense	11,490	9,460
General, administrative and other	5,651	5,468
Total expenses	17,141	14,928
Operating income (loss):	17,202	(4,699)

Other income (expense):
Interest income	72,608	72,021
Interest expense	(71,550)	(72,334)
Change in fair value of long-term debt	(7,116)	(650)
Change in fair value of net trust assets, including trust REO (losses) gains	(876)	3,038
Total other (expense) income	(6,934)	2,075
Earnings (loss) before income taxes	10,268	(2,624)
Income tax (benefit) expense	(23,704)	342
Net earnings (loss)	$33,972	$(2,966)

Earnings (loss) per common share :
Basic	$3.54	$(0.33)
Diluted	$2.94	$(0.33)

See accompanying notes to consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Three Months
	Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$33,972	$(2,966)
Loss on sale of mortgage servicing rights	3,474	16
Change in fair value of mortgage servicing rights	3,094	961
Gain on sale of AmeriHome	—	(1,208)
Gain on sale of mortgage loans	(19,192)	(4,433)
Change in fair value of mortgage loans held-for-sale	(10,911)	(539)
Change in fair value of derivatives lending, net	(7,868)	338
Provision for repurchases	871	259
Origination of mortgage loans held-for-sale	(2,412,206)	(348,623)
Sale and principal reduction on mortgage loans held-for-sale	2,127,743	379,189
Losses (gains) from REO	2,670	(6,081)
Change in fair value of net trust assets, excluding REO	(2,932)	1,852
Change in fair value of long-term debt	7,116	650
Accretion of interest income and expense	39,051	49,066
Change in REO impairment reserve	565	3,849
Amortization of debt issuance costs and discount on note payable	80	12
Stock-based compensation	244	390
Impairment of deferred charge	309	—
Change in deferred tax assets	(24,420)	—
Net change in restricted cash	(2,512)	9
Net change in other assets and liabilities	7,315	(2,774)
Net cash (used in) provided by operating activities	(253,537)	69,967

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in securitized mortgage collateral	144,792	144,312
Proceeds from the sale of mortgage servicing rights	13,565	5,783
Finance receivable advances to customers	(124,206)	(2,148)
Repayments of finance receivables	79,224	1,300
Net change in mortgages held-for-investment	43	2
Purchase of premises and equipment	—	(22)
Net principal change on investment securities available-for-sale	41	11
Acquisition of CashCall Mortgage	(5,000)	—
Proceeds from the sale of REO	6,173	9,011
Proceeds from the sale of AmeriHome	—	10,200
Net cash provided by investing activities	114,632	168,449

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of warehouse borrowings	(2,021,096)	(358,079)
Borrowings under warehouse agreement	2,346,871	330,179
Repayment of line of credit	(7,000)	(6,000)
Borrowings under line of credit	7,000	7,000
Repayment of short-term borrowing	(5,000)	—
Short-term borrowing	5,000	—
Repayment of securitized mortgage borrowings	(189,288)	(202,294)
Principal payments on short-term debt	(1,844)	—
Principal payments on capital lease	(197)	(188)
Capitalized debt issuance costs	(50)	—
Proceeds from exercise of stock options	71	18
Net cash provided by (used in) financing activities	134,467	(229,364)

Net change in cash and cash equivalents	(4,438)	9,052
Cash and cash equivalents at beginning of period	10,073	9,969
Cash and cash equivalents at end of period	$5,635	$19,021

NON-CASH TRANSACTIONS:
Transfer of securitized mortgage collateral to real estate owned	$9,729	$9,025
Mortgage servicing rights retained from loan sales and issuance of mortgage backed securities	22,371	3,763
Common stock issued upon legal settlement	—	1,012
Acquisition of equipment purchased through capital leases	413	—

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

In the first quarter of 2015, the Company settled its repurchase liability with Fannie Mae (FNMA) related to its legacy non-conforming mortgage operations.  As a result of this settlement and previous resolution of other legal matters pertaining to the legacy non-conforming mortgage operations, the Company determined the legacy non-conforming mortgage operations previously reported as discontinued operations is no longer significant for reporting purposes.

The Company’s operations include the mortgage lending operations and real estate services conducted by IRES and IMC and the long-term mortgage portfolio (residual interests in securitizations reflected as net trust assets and liabilities in the consolidated balance sheets) conducted by IMH.  Beginning in the first quarter of 2015, the mortgage lending operations include the activities of the CashCall Mortgage operations (CCM).

Financial Statement Presentation

The accompanying unaudited consolidated financial statements of IMH and its subsidiaries (as defined above) have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These interim period condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the United States Securities and Exchange Commission (SEC).

All significant inter-company balances and transactions have been eliminated in consolidation. In addition, certain amounts in the prior periods’ consolidated financial statements have been reclassified to conform to the current period presentation.

Management has made a number of material estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these consolidated financial statements in conformity with GAAP. Material estimates subject to change include the fair value estimates of assets acquired and liabilities assumed in the acquisition of the residential mortgage operations of CashCall, Inc. (CashCall) as discussed in Note 2. — Acquisition of CashCall Mortgage.  Additionally, other items affected by such estimates and assumptions include the valuation of trust assets and trust liabilities, contingencies, the estimated obligation of repurchase liabilities related to sold loans, the valuation of long-term debt, mortgage servicing rights, mortgage loans held-for-sale and interest rate lock commitments. Actual results could differ from those estimates and assumptions.

Recent Accounting Pronouncements

In January 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-01, Income Statement-Extraordinary and Unusual Items (Subtopic 225-20). ASU 2015-01 addresses the elimination from U.S. GAAP the concept of extraordinary items. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. This amended guidance will prohibit separate disclosure of extraordinary items in the income statement. This amendment is effective for years, and interim periods within those years, beginning after December 15, 2015. Entities may apply the amendment prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the year of adoption. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. For public business entities, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Entities should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, entities are required to comply with the applicable disclosures for a change in an accounting principle. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

Note 2.—Acquisition of CashCall Mortgage

On January 6, 2015, the Company entered into an Asset Purchase Agreement (the Asset Purchase Agreement) with CashCall pursuant to which the Company agreed to purchase certain assets of CashCall’s residential mortgage operations. Upon closing, which occurred on March, 31, 2015, CashCall’s mortgage operations began to operate as a separate division of IMC under the name CashCall Mortgage (CCM).

Pursuant to the Asset Purchase Agreement, and subject to the terms and conditions contained therein, the purchase price consists of a fixed component and a contingent component. The fixed component includes (i) the aggregate payment of $10 million in cash, payable in installments through January 2016 and (ii) 494,017 newly issued unregistered shares of the Company. The contingent component consists of a three year earn-out provision beginning on the effective date (January 2, 2015) of 100% of pre-tax net earnings of CCM for January and February of 2015, 65% of the pre-tax net earnings for the next 10 months of 2015, 55% of pre-tax net earnings for the second year and 45% of pre-tax net earnings for the third year.

If, during the four years following January 2, 2015, the Company sells all or substantially all of its assets or the assets of CCM, the division of IMC, or a person acquires 50% or more of the securities of the Company or IMC, then the Company will pay, subject to adjustment, CashCall 15% of the enterprise value (as defined in the Asset Purchase Agreement) in excess of $200 million plus an additional 5% of the enterprise value in excess of $500 million (Business Appreciation Rights).

During the first quarter of 2015, consideration paid to CashCall, Inc. included $5.0 million cash and 494,017 shares of common stock of the Company valued at $6.2 million, pursuant to the fixed component of the Asset Purchase Agreement.  The transaction closed on March 31, 2015 upon meeting all closing conditions.  The shares were issued April 1, 2015.

The table below presents the preliminary purchase price allocation of the estimated acquisition date fair values of assets acquired and the liabilities assumed as of March 31, 2015.

Consideration paid:
Cash	$5,000
IMH common stock	6,150
Deferred payments	5,000
Contingent consideration (1)	124,592
$140,742

Assets acquired:
Trademark	$17,251
Customer list	10,170
Non-compete agreement	5,701
Fixed assets and software	3,034
Total assets acquired	36,156

Liabilities assumed:
Total liabilities assumed	—

Total assets	$36,156

Goodwill	$104,586

(1)         Included within the contingent consideration is $1.4 million of Business Appreciation Rights, as defined above.

The CCM acquisition was accounted for under the acquisition method of accounting pursuant to FASB Accounting Standards Codification (ASC) 805, Business Combinations.  The assets and liabilities, both tangible and intangible, were recorded at their fair values as of the acquisition date.  The Company made significant estimates and exercised significant judgment in estimating fair values of the acquired assets and assumed liabilities.  The fair value of all assets acquired and liabilities assumed are preliminary and based on information that was available as of the acquisition date.  The Company is currently completing the final determination of any required purchase price accounting adjustments which will be made upon the completion of all fair value assessments.  Any adjustments to the purchase price allocations are made as soon as practicable but no later than one year from the acquisition date.  The application of the acquisition method of accounting resulted in tax deductible goodwill of $104.6 million.  The acquisition closed on March 31, 2015, however, the effective date of the transaction was January 2, 2015.  From the effective date to the date of the close, IMC was entitled to and recognized the net earnings of the loans originated by CCM.  Acquisition related costs of $0.3 million were expensed as incurred.  The expenses were comprised primarily of legal and professional fees.

Unaudited Pro Forma Results of Operations

The following table presents unaudited pro forma results of operations for the periods presented as if the CCM acquisition had been completed on January 1, 2014.  The unaudited pro forma results of operations include the historical accounts of the Company and CCM and pro forma adjustments, including the amortization of intangibles with definite lives, depreciation of fixed assets, accretion of discount on contingent consideration and elimination of commissions and loan due diligence costs of IMC.  The unaudited pro forma information is intended for informational purposes only and is not necessarily indicative of the future operating results or operating results that would have occurred had the CCM acquisition been completed at the beginning of 2014.  No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions.

	For the Three Months Ended March 31,
	2015	2014
Revenues	$52,743	$19,412
Other (expense) income	(6,724)	2,360
Expenses	(40,831)	(32,607)
Pretax net earnings (loss)	$5,188	$(10,835)

Revenues of $45.7 million, other income (expense) of $210 thousand and expenses from operations of $18.6 million related to CCM’s acquisition in the first quarter of 2015 were included in gain on sale of loans, net in the consolidated statements of operations.

Note 3.—Mortgage Loans Held-for-Sale

A summary of the unpaid principal balance (UPB) of mortgage loans held-for-sale by type is presented below:

	March 31,	December 31,
	2015	2014
Government (1)	$179,619	$156,385
Conventional (2)	320,188	72,553
Other (3)	10,415	—
Fair value adjustment	21,364	10,453
Total mortgage loans held-for-sale	$531,586	$239,391

(1)         Includes all government-insured loans including Federal Housing Administration (FHA), Veterans Affairs (VA) and United States Department of Agriculture (USDA).

(2)         Includes loans eligible for sale to Fannie Mae and Freddie Mac.

(3)         Includes ALT-QM and Jumbo loans.

Gain on mortgage loans held-for-sale (LHFS) is comprised of the following for the three months ended March 31, 2015 and 2014:

	For the Three Months
	Ended March 31,
	2015	2014
Gain on sale of mortgage loans	$54,992	$13,798
Premium from servicing retained loan sales	22,371	3,763
Unrealized gains (losses) from derivative financial instruments	7,868	(338)
Realized losses from derivative financial instruments	(3,162)	(2,171)
Mark to market gain on LHFS	10,911	539
Direct origination expenses, net	(54,711)	(10,759)
Provision for repurchases	(871)	(259)
Total gain on sale of loans, net	$37,398	$4,573

Note 4.—Mortgage Servicing Rights

The Company retains mortgage servicing rights (MSRs) from its sales of certain mortgage loans. MSRs are reported at fair value based on the income derived from the net positive cash flows associated with the servicing contracts. The Company receives servicing fees, less subservicing costs, on the UPB of the loans. The servicing fees are collected from the monthly payments made by the mortgagors or when the underlying real estate is foreclosed upon and liquidated. The Company may receive other remuneration from rights to various mortgagor-contracted fees such as late charges, collateral reconveyance charges, nonsufficient fund fees and the Company is generally entitled to retain the interest earned on funds held pending remittance (or float) related to its collection of mortgagor principal, interest, tax and insurance payments.

The following table summarizes the activity of MSRs for the periods presented:

	March 31,	December 31,
	2015	2014
Balance at beginning of period	$24,418	$35,981
Additions from servicing retained loan sales	22,371	29,388
Reductions from bulk sales	(17,039)	(27,276)
Reduction from sale of AmeriHome	—	(7,446)
Changes in fair value (1)	(3,094)	(6,229)
Fair value of MSRs at end of period	$26,656	$24,418

(1)         Changes in fair value are included within loss on mortgage servicing rights in the consolidated statements of operations.

At March 31, 2015 and December 31, 2014, the outstanding principal balance of the mortgage servicing portfolio was comprised of the following:

	March 31,	December 31,
	2015	2014
Government insured	$276,041	$926,502
Conventional	2,287,649	1,333,853
Alt-QM	13,425	6,731
Total loans serviced	$2,577,115	$2,267,086

The table below illustrates hypothetical changes in fair values of MSRs, caused by assumed immediate changes to key assumptions that are used to determine fair value.  See Note 11.—Fair Value of Financial Instruments, for a description of the key assumptions used to determine the fair value of MSRs.

Mortgage Servicing Rights Sensitivity Analysis	March 31, 2015

Fair value of MSRs	$26,656

Prepayment Speed:
Decrease in fair value from 100 basis point (bp) adverse change	(981)
Decrease in fair value from 200 bp adverse change	(1,928)

Discount Rate:
Decrease in fair value from 100 bp adverse change	(992)
Decrease in fair value from 200 bp adverse change	(1,915)

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

Loss on mortgage servicing rights is comprised of the following for the three months ended March 31, 2015 and 2014:

	For the Three Months
	Ended March 31,
	2015	2014
Loss on sale of mortgage servicing rights	$(3,474)	$(16)
Change in fair value of mortgage servicing rights	(3,094)	(961)
Loss on mortgage servicing rights	$(6,568)	$(977)

During the three months ended March 31, 2015, the Company sold $1.6 billion in UPB of servicing at a loss of $3.5 million.  The Company also recorded a loss of $3.1 million for the change in fair value of mortgage servicing rights retained during the three months ended March 31, 2015.

Note 5.—Goodwill and Intangible assets

Goodwill arises from the acquisition method of accounting for business combinations and represents the excess of the purchase price over the fair value of the net assets and other identifiable intangible assets acquired.  Other intangible assets with definite lives include trademarks, customer relationships, and non-compete agreements. In the first quarter of 2015, the Company acquired CCM and recorded $104.6 million of goodwill and intangible assets including a $17.3 million trademark, $10.2 million customer relationships and $5.7 million non-compete agreement.

Goodwill, trademarks and other intangible assets are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. The carrying value of these intangible assets could be impaired if a significant adverse change in the use, life, or brand strategy of the asset is determined, or if a significant adverse change in the legal and regulatory environment, business or competitive climate occurs that would adversely impact the asset.

Goodwill and other intangible assets deemed to have indefinite lives generated from purchase business combinations are not subject to amortization but are instead tested for impairment no less than annually.  Impairment exists when the carrying value of goodwill exceeds its implied fair value.  An impairment loss, if any, is measured as the excess of carrying value of the goodwill over the implied fair value of the goodwill and would be recorded in other expense in the consolidated statements of operations, except if the impairment occurs during the first year after the completion of the acquisition, in which event the impairment of goodwill would be an adjustment to the purchase price.  Intangible assets with definite lives are amortized over their estimated lives using an amortization method that reflects the pattern in which the economic benefits of the asset are consumed.

For goodwill, the determination of fair value of a reporting unit involves, among other things, application of the income approach, which includes developing forecasts of future cash flows and determining an appropriate discount rate. Goodwill is considered a level 3 nonrecurring fair value measurement.

The methodology used to determine the fair value of trademarks includes assumptions with inherent uncertainty, including projected sales volumes and related projected revenues, long-term growth rates, royalty rates that a market participant might assume and judgments regarding the factors to develop an applied discount rate. The carrying value of intangible assets is at risk of impairment if future projected revenues or long-term growth rates are lower than those currently projected, or if factors used in the development of a discount rate result in the application of a higher discount rate.  The intangible assets are considered level 3 nonrecurring fair value measurements.

The following table presents the changes in the carrying amount of goodwill for the period indicated:

Balance at December 31, 2014	$352
Addition from CCM acquisition	104,586
Balance at March 31, 2015	$104,938

As part of the acquisition of CCM, the preliminary purchase price of the intangible assets the Company acquired are listed below:

	Net Carrying	Weighted Avg.
	Amount	Remaining Life
Intangible assets:
Trademark	$17,251	15
Customer relationships	10,170	7
Non-compete agreement	5,701	4
Total intangible assets acquired	$33,122

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

At March 31, 2015, the Company was not in compliance with certain financial covenants and received waivers.

The following table presents certain information on warehouse borrowings and related accrued interest for the periods indicated:

	Maximum	Balance Outstanding At
	Borrowing Capacity	March 31, 2015	December 31, 2014
Short-term borrowings:
Repurchase agreement 1	$125,000	$98,897	$64,907
Repurchase agreement 2	50,000	48,566	30,523
Repurchase agreement 3 (1)	75,000	73,515	24,012
Repurchase agreement 4 (2)	225,000	179,925	107,276
Repurchase agreement 5	150,000	78,725	—
Total repurchase agreements	625,000	479,628	226,718
Other warehouse borrowings (3)	—	72,865	—
Total warehouse borrowings	$625,000	$552,493	$226,718

(1)         This line expired in April, 2015 and the Company replaced it with a $100.0 million facility, see Note. 19 - Subsequent Events.

(2)         As of March 31, 2015, $53.3 million is attributable to re-warehousing.

(3)         Other warehouse borrowings are borrowings from CashCall as a result of loans funded on CashCall’s warehouse lines, but not yet transferred to the Company’s lines as of March 31, 2015.

Note 7.—Convertible Notes

In April 2013, the Company entered into a Note Purchase Agreement with the purchasers named therein (Noteholders), whereby the Company issued $20.0 million in original aggregate principal amount of Convertible Promissory Notes Due 2018 (Convertible Notes). The Convertible Notes mature on or before April 30, 2018 and accrue interest at a rate of 7.5% per annum, to be paid quarterly.

Note 8.—Line of Credit Agreement

As of March 31, 2015 and December 31, 2014, the Company had a $4.0 million working capital line of credit agreement with a national bank that bears interest at a variable rate of one-month LIBOR plus 3.50%. The line of credit is unsecured and expires June 2015. Under the terms of the agreement the Company and its subsidiaries are required to maintain various financial and other covenants. The working capital line of credit is included in other liabilities in the accompanying consolidated balance sheets. At March 31, 2015 and December 31, 2014, the outstanding balance under the line of credit was $4.0 million and $4.0 million, respectively, and is included in other liabilities on the consolidated balance sheets. At March 31, 2015, the Company was not in compliance with certain covenants and received a waiver.

Note 9.—Short-Term Structured Debt

In December 2014, the Company entered into a $6.0 million short-term structured debt agreement using eight of the Company’s residual interests (net trust assets) as collateral. The Company received proceeds of $6.0 million and had transaction costs of approximately $60 thousand. The agreement bears interest at LIBOR + 5.75% per annum, has a final repurchase date of June 29, 2015 and the Company has the right to repurchase the securities without penalty prior to the final repurchase date.  The balance as of March 31, 2015 was $4.2 million.

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

Note 10.—Securitized Mortgage Trusts

Trust Assets

Trust assets, which are recorded at fair value, are comprised of the following at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
Securitized mortgage collateral	$5,110,983	$5,249,639
Real estate owned	19,122	18,800
Investment securities available-for-sale	88	92
Total securitized mortgage trust assets	$5,130,193	$5,268,531

Trust Liabilities

Trust liabilities, which are recorded at fair value, are comprised of the following at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
Securitized mortgage borrowings	$5,109,133	$5,245,860
Derivative liabilities	4,499	5,447
Total securitized mortgage trust liabilities	$5,113,632	$5,251,307

Changes in fair value of net trust assets, including trust REO gains (losses) are comprised of the following for the three months ended March 31, 2015 and 2014:

	For the Three Months
	Ended March 31,
	2015	2014
Change in fair value of net trust assets, excluding REO	$1,794	$(3,043)
(Losses) gains from REO	(2,670)	6,081
Change in fair value of net trust assets, including trust REO (losses) gains	$(876)	$3,038

Note 11.—Fair Value of Financial Instruments

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

The following table presents the estimated fair value of financial instruments included in the consolidated financial statements as of the dates indicated:

	March 31, 2015				December 31, 2014
	Carrying	Estimated Fair Value			Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$5,635	$5,635	$—	$—	$10,073	$10,073	$—	$—
Restricted cash	4,932	4,932	—	—	2,420	2,420	—	—
Mortgage loans held-for-sale	531,586	—	531,586	—	239,391	—	239,391	—
Finance receivables	53,340	—	53,340	—	8,358	—	8,358	—
Mortgage servicing rights	26,656	—	—	26,656	24,418	—	—	24,418
Derivative assets, lending, net	12,769	—	—	12,769	2,884	—	—	2,884
Investment securities available-for-sale	88	—	—	88	92	—	—	92
Securitized mortgage collateral	5,110,983	—	—	5,110,983	5,249,639	—	—	5,249,639
Warrant	91	—	—	91	84	—	—	84

Liabilities
Warehouse borrowings	$552,493	$—	$552,493	$—	$226,718	$—	$226,718	$—
Short-term structured debt	4,156	—	—	4,156	6,000	—	—	6,000
Line of credit	4,000	—	4,000	—	4,000	—	4,000	—
Contingent consideration	124,592	—	—	124,592	—	—	—	—
Convertible notes	20,000	—	—	20,000	20,000	—	—	20,000
Long-term debt	29,646	—	—	29,646	22,122	—	—	22,122
Securitized mortgage borrowings	5,109,133	—	—	5,109,133	5,245,860	—	—	5,245,860
Derivative liabilities, securitized trusts	4,499	—	—	4,499	5,447	—	—	5,447
Derivative liabilities, lending, net	2,948	—	2,948	—	930	—	930	—

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

Refer to Recurring Fair Value Measurements below for a description of the valuation methods used to determine the fair value of investment securities available-for-sale, warrant, securitized mortgage collateral and borrowings, derivative assets and liabilities, contingent consideration, long-term debt, mortgage servicing rights and mortgage loans held-for-sale.

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

As a result of the lack of observable market data resulting from inactive markets, the Company has classified its investment securities available-for-sale, securitized mortgage collateral and borrowings, net derivative liabilities, securitized trusts, long-term debt, interest rate lock commitments (IRLCs), mortgage servicing rights, warrant and contingent consideration as Level 3 fair value measurements. Level 3 assets and liabilities were 91% and 99% and 96% and 99%, respectively, of total assets and total liabilities measured at estimated fair value at March 31, 2015 and December 31, 2014.

Recurring Fair Value Measurements

The Company assesses the financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by ASC Topic 810. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the beginning of the reporting period. There were no material transfers between our Level 1 and Level 2 classified instruments during the three months ended March 31, 2015.

The following tables present the Company’s assets and liabilities that are measured at estimated fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option at March 31, 2015 and December 31, 2014, based on the fair value hierarchy:

	Recurring Fair Value Measurements
	March 31, 2015			December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investment securities available-for-sale	$—	$—	$88	$—	$—	$92
Mortgage loans held-for-sale	—	531,586	—	—	239,391	—
Derivative assets, lending, net (1)	—	—	12,769	—	—	2,884
Mortgage servicing rights	—	—	26,656	—	—	24,418
Warrant (2)	—	—	91	—	—	84
Securitized mortgage collateral	—	—	5,110,983	—	—	5,249,639
Total assets at fair value	$—	$531,586	$5,150,587	$—	$239,391	$5,277,117

Liabilities
Securitized mortgage borrowings	$—	$—	$5,109,133	$—	$—	$5,245,860
Derivative liabilities, securitized trusts (3)	—	—	4,499	—	—	5,447
Long-term debt	—	—	29,646	—	—	22,122
Contingent consideration	—	—	124,592	—	—	—
Derivative liabilities, lending, net (4)	—	2,948	—	—	930	—
Total liabilities at fair value	$—	$2,948	$5,267,870	$—	$930	$5,273,429

(1)         At March 31, 2015, derivative assets, lending, net included $12.8 million in IRLCs associated with the Company’s mortgage lending operations, and is included in other assets in the accompanying consolidated balance sheets. At December 31, 2014, derivative assets, lending, net included $3.0 million in IRLCs associated with the Company’s mortgage lending operations, and is included in other assets in the accompanying consolidated balance sheets.

(2)         Included in other assets in the accompanying consolidated balance sheets.

(3)         At March 31, 2015 and December 31, 2014, derivative liabilities, securitized trusts, are included within trust liabilities in the accompanying consolidated balance sheets.

(4)         At March 31, 2015 and December 31, 2014, derivative liabilities, lending, net are included in other liabilities in the accompanying consolidated balance sheets.

The following tables present reconciliations for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2015 and 2014:

	Level 3 Recurring Fair Value Measurements
	For the three months ended March 31, 2015
	Investment securities available-for-sale	Securitized mortgage collateral	Securitized mortgage borrowings	Derivative liabilities, net, securitized trusts	Mortgage servicing rights	Interest rate lock commitments, net	Long-term debt	Contingent consideration	Warrant
Fair value, December 31, 2014	$92	$5,249,639	$(5,245,860)	$(5,447)	$24,418	$2,884	$(22,122)	$—	$84
Total gains (losses) included in earnings:
Interest income (1)	4	17,718	—	—	—	—	—	—	—
Interest expense (1)	—	—	(56,366)	—	—	—	(408)	—	—
Change in fair value	34	(1,854)	3,855	(241)	(3,094)	9,885	(7,116)	—	7
Total gains (losses) included in earnings	38	15,864	(52,511)	(241)	(3,094)	9,885	(7,524)	—	7
Transfers in and/or out of Level 3	—	—	—	—	—	—	—	—	—
Purchases, issuances and settlements
Purchases	—	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	22,371	—	—	(124,592)	—
Settlements	(42)	(154,520)	189,238	1,189	(17,039)	—	—	—	—
Fair value, March 31, 2015	$88	$5,110,983	$(5,109,133)	$(4,499)	$26,656	$12,769	$(29,646)	$(124,592)	$91
Unrealized gains (losses) still held (2)	$88	$(1,261,569)	$3,399,502	$(4,164)	$26,656	$12,769	$41,117	$(124,592)	$91

(1)              Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. The net interest income, including cash received and paid, was $2.2 million for the three months ended March 31, 2015.  The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations is primarily from contractual interest on the securitized mortgage collateral and borrowings.

(2)              Represents the amount of unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held and reflected in the fair values at March 31, 2015.

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

The following table presents quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring and non-recurring basis at March 31, 2015:

Financial Instrument	Estimated Fair Value	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average
Assets and liabilities backed by real estate
Investment securities available-for-sale,	$88	DCF	Discount rates	3.2 - 25.0%	4.9%
Securitized mortgage collateral, and	5,110,983		Prepayment rates	1.1 - 35.1%	5.5%
Securitized mortgage borrowings	(5,109,133)		Default rates	0.7 - 11.8%	2.9%
			Loss severities	1.5 - 62.0%	38.4%
Other assets and liabilities
Mortgage servicing rights	$26,656	DCF	Discount rate	9.1 - 11.9%	9.2%
			Prepayment rates	10.4 - 44.4%	10.7%
Derivative liabilities, net, securitized trusts	(4,499)	DCF	1M forward LIBOR	0.2 - 2.7%	N/A
Derivative assets - IRLCs, net	12,769	Market pricing	Pull -through rate	42.0 - 99.0%	80.0%
Long-term debt	(29,646)	DCF	Discount rate	15.0%	15.0%
Lease liability	(1,413)	DCF	Discount rate	12.0%	12.0%
Contingent consideration	(124,592)	DCF	Discount rate	15.0%	15.0%
			Probability of outcomes (1)	10.0 - 45.0%	30.4%

DCF = Discounted Cash Flow

1M = 1 Month

(1)       Probability of outcomes is the probability of projected CCM earnings over the earn-out period based upon three scenarios (base, low and high).

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

The following tables present the changes in recurring fair value measurements included in net earnings (loss) for the three months ended March 31, 2015 and 2014:

	Recurring Fair Value Measurements
	Change in Fair Value Included in Net Earnings
	For the three months ended March 31, 2015
			Change in Fair Value of
	Interest Income (1)	Interest Expense (1)	Net Trust Assets		Long-term Debt	Other Revenue	Gain on sale of loans, net	Total
Investment securities available-for-sale	$4	$—	$34		$—	$—	$—	$38
Securitized mortgage collateral	17,718	—	(1,854)		—	—	—	15,864
Securitized mortgage borrowings	—	(56,366)	3,855		—	—	—	(52,511)
Derivative liabilities, net, securitized trusts	—	—	(241	)(2)	—	—	—	(241)
Long-term debt	—	(408)	—		(7,116)	—	—	(7,524)
Mortgage servicing rights (3)	—	—	—		—	(3,094)	—	(3,094)
Warrant	—	—	—		—	7	—	7
Contingent consideration	—	—	—		—	—	—	—
Mortgage loans held-for-sale	—	—	—		—	—	10,911	10,911
Derivative assets - IRLCs	—	—	—		—	—	9,885	9,885
Derivative liabilities - Hedging Instruments	—	—	—		—	—	(2,017)	(2,017)
Total	$17,722	$(56,774)	$1,794		$(7,116)	$(3,087)	$18,779	$(28,682)

(1)             Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.

(2)             Included in this amount is $898 thousand in changes in the fair value of derivative instruments, offset by $1.1 million in cash payments from the securitization trusts for the three months ended March 31, 2015.

(3)             Included in loss on mortgage servicing rights in the consolidated statements of operations.

	Recurring Fair Value Measurements
	Change in Fair Value Included in Net Loss
	For the three months ended March 31, 2014
			Change in Fair Value of
	Interest Income (1)	Interest Expense (1)	Net Trust Assets		Long-term Debt	Other Revenue	Gain on sale of loans, net	Total
Investment securities available-for-sale	$7	$—	$—		$—	$—	$—	$7
Securitized mortgage collateral	9,815	—	109,886		—	—	—	119,701
Securitized mortgage borrowings	—	(58,174)	(112,768)		—	—	—	(170,942)
Derivative liabilities, net, securitized trusts	—	—	(161	)(2)	—	—	—	(161)
Long-term debt	—	(714)	—		(650)	—	—	(1,364)
Mortgage servicing rights (3)	—	—	—		—	(961)	—	(961)
Mortgage loans held-for-sale	—	—	—		—	—	539	539
Derivative assets - IRLCs	—	—	—		—	—	513	513
Derivative liabilities - Hedging Instruments	—	—	—		—	—	(851)	(851)
Total	$9,822	$(58,888)	$(3,043)		$(650)	$(961)	$201	$(53,519)

(1)             Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.

(2)             Included in this amount is $1.0 million in change in the fair value of derivative instruments, offset by $1.2 million in cash payments from the securitization trusts for the three months ended March 31, 2015.

(3)             Included in loss on mortgage servicing rights in the consolidated statements of operations.

The following is a description of the measurement techniques for items recorded at estimated fair value on a recurring basis.

Investment securities available-for-sale—Investment securities available-for-sale are carried at fair value. The investment securities consist primarily of non-investment grade mortgage-backed securities. The fair value of the investment securities is measured based upon the Company’s expectation of inputs that other market participants would use. Such assumptions include judgments about the underlying collateral, prepayment speeds, future credit losses, forward interest rates and certain other factors. Given the lack of observable market data as of March 31, 2015 and December 31, 2014 relating to these securities, the estimated fair value of the investment securities available-for-sale was measured using significant internal expectations of market participants’ assumptions. Investment securities available-for-sale is considered a Level 3 measurement at March 31, 2015.

Mortgage servicing rights—The Company elected to carry its entire mortgage servicing rights arising from its mortgage loan origination operation at estimated fair value. The fair value of mortgage servicing rights is based upon market prices for similar instruments and a discounted cash flow model. The valuation model incorporates assumptions that market participants would use in estimating the fair value of servicing. These assumptions include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, prepayment and late fees, among other considerations. Mortgage servicing rights are considered a Level 3 measurement at March 31, 2015.

Mortgage loans held-for-sale—The Company elected to carry its mortgage loans held-for-sale originated or acquired at estimated fair value. Fair value is based on quoted market prices, where available, prices for other traded mortgage loans with similar characteristics, and purchase commitments and bid information received from market participants. Given the meaningful level of secondary market activity for mortgage loans, active pricing is available for similar assets and accordingly, the Company classifies its mortgage loans held-for-sale as a Level 2 measurement at March 31, 2015.

Securitized mortgage collateral—The Company elected to carry all of its securitized mortgage collateral at fair value. These assets consist primarily of non-conforming mortgage loans securitized between 2002 and 2007. Fair value measurements are based on the Company’s internal models used to compute the net present value of future expected cash flows with observable market participant assumptions, where available. The Company’s assumptions include its expectations of inputs that other market participants would use in pricing these assets. These assumptions include judgments about the underlying collateral, prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of March 31, 2015, securitized mortgage collateral had UPB of $6.4 billion, compared to an estimated fair value on the Company’s balance sheet of $5.1 billion. The aggregate UPB exceeds the fair value by $1.3 billion at March 31, 2015. As of March 31, 2015, the UPB of loans 90 days or more past due was $1.0 billion compared to an estimated fair value of $0.4 billion. The aggregate UPB of loans 90 days or more past due exceed the fair value by $0.6 billion at March 31, 2015. Securitized mortgage collateral is considered a Level 3 measurement at March 31, 2015.

Securitized mortgage borrowings—The Company elected to carry all of its securitized mortgage borrowings at fair value. These borrowings consist of individual tranches of bonds issued by securitization trusts and are primarily backed by non-conforming mortgage loans. Fair value measurements include the Company’s judgments about the underlying collateral and assumptions such as prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of March 31, 2015, securitized mortgage borrowings had an outstanding principal balance of $6.3 billion, net of $2.2 billion in bond losses, compared to an estimated fair value of $5.1 billion. The aggregate outstanding principal balance exceeds the fair value by $1.2 billion at March 31, 2015. Securitized mortgage borrowings are considered a Level 3 measurement at March 31, 2015.

Contingent consideration—Contingent consideration is estimated and recorded at fair value at the acquisition date as part of purchase price consideration.  Additionally, each reporting period, the Company estimates the change in fair value of the contingent consideration and any change in fair value is recognized in the Company’s consolidated statements of operations if it’s determined to not be a measurement period adjustment.  The estimate of the fair value of contingent consideration requires significant judgment and assumptions to be made about future operating results, discount rates and probabilities of various projected operating result scenarios. Future revisions to these assumptions could materially change the estimated fair value of contingent consideration and materially affect the Company’s financial results. Contingent consideration is considered a Level 3 measurement at March 31, 2015.

Long-term debt—The Company elected to carry all of its long-term debt (consisting of trust preferred securities and junior subordinated notes) at fair value. These securities are measured based upon an analysis prepared by management, which considered the Company’s own credit risk, including settlements with trust preferred debt holders and discounted cash flow analysis. As of March 31, 2015, long-term debt had UPB of $70.5 million compared to an estimated fair value of $29.6 million. The aggregate UPB exceeds the fair value by $40.9 million at March 31, 2015. The long-term debt is considered a Level 3 measurement at March 31, 2015.

Derivative assets and liabilities, Securitized trusts—For non-exchange traded contracts, fair value is based on the amounts that would be required to settle the positions with the related counterparties as of the valuation date. Valuations of derivative assets and liabilities are based on observable market inputs, if available. To the extent observable market inputs are not available, fair values measurements include the Company’s judgments about future cash flows, forward interest rates and certain other factors, including counterparty risk. Additionally, these values also take into account the Company’s own credit standing, to the extent applicable; thus, the valuation of the derivative instrument includes the estimated value of the net credit differential between the counterparties to the derivative contract. As of March 31, 2015, the notional balance of derivative assets and liabilities, securitized trusts was $88.3 million. These derivatives are included in the consolidated securitization trusts, which are nonrecourse to the Company, and thus the economic risk from these derivatives is limited to the Company’s residual interests in the securitization trusts. Derivative assets and liabilities, securitized trusts are considered a Level 3 measurement at March 31, 2015.

Derivative assets and liabilities, Lending—The Company’s derivative assets and liabilities are carried at fair value as required by GAAP and are accounted for as free standing derivatives. IRLCs and hedging instruments can be either assets or liabilities depending on interest rate fluctuations subsequent to entering into the commitments.  IRLCs are entered into with prospective residential mortgage borrowers whereby the interest rate on the loan is determined prior to funding and the borrowers have locked in that interest rate. These commitments are determined to be derivative instruments in accordance with GAAP. Hedging instruments (typically TBA MBS) are used to hedge the fair value changes associated with changes in interest rates relating to its mortgage lending operations. The Company hedges the period from the interest rate lock (assuming a fall-out factor) to the date the loan is committed for sale. The estimated fair value of IRLCs are based on underlying loan types with similar characteristics using the TBA MBS market, which is actively quoted and easily validated through external sources. The data inputs used in this valuation include, but are not limited to, loan type, underlying loan amount, note rate, loan program, and expected sale date of the loan, adjusted for current market conditions. These valuations are adjusted at the loan level to consider the servicing release premium and loan pricing adjustments specific to each loan. For all IRLCs, the base value is then adjusted for the anticipated Pull-through Rate. The anticipated Pull-through Rate is an unobservable input based on historical experience, which results in classification of IRLCs as a Level 3 measurement at March 31, 2015.

The fair value of the hedging instruments is based on the actively quoted TBA MBS market using observable inputs related to characteristics of the underlying MBS stratified by product, coupon and settlement date. Therefore, the hedging instruments are classified as a Level 2 measurement at March 31, 2015.

The following table includes information for the derivative assets and liabilities, lending for the periods presented:

	Notional Amount		Total Gains (Losses) (1)
	March 31,	March 31,	For the three months ended March 31,
	2015	2014	2015	2014
Derivative - IRLC’s	$805,743	$136,887	$9,885	$513
Derivative - TBA MBS	759,306	186,721	(5,179)	(3,022)

(1)         Amounts included in gain on sale of loans, net within the accompanying consolidated statements of operations.

Warrant— Upon entering an arrangement to facilitate the Company’s ability to offer Non-QM mortgage products, a warrant to purchase up to 9.9% of Impac Mortgage Corp. was issued.  The warrant can only be exercised if the Company chooses not to continue with the agreement to facilitate Non-QM mortgage products and has a 60 day expiration window after the termination of the agreement.  The exercise price of the warrant is an agreed upon multiple times the book value of the subsidiary Impac Mortgage Corp. at the time of exercise plus up to an additional 0.2 times the book value at the exercise date based off of the net income of Impac Mortgage Corp. for the following 12 months.  Additionally, if upon exercise of the warrant, the Company does not receive regulatory approval for the sale of the 9.9% as a result of actions of the Company, the Company will have to pay the holder of the warrant a redemption price, equal to the value of the warrant, in cash within 30 days.  The estimated fair value of the warrant was based on a model incorporating various assumptions including expected future book value of Impac Mortgage Corp., the probability of the warrant being exercised, volatility, expected term and certain other factors. Warrant is considered a Level 3 measurement at March 31, 2015.

Nonrecurring Fair Value Measurements

The Company is required to measure certain assets and liabilities at estimated fair value from time to time. These fair value measurements typically result from the application of specific accounting pronouncements under GAAP. The fair value measurements are considered nonrecurring fair value measurements under FASB ASC 820-10.

The following tables present financial and non-financial assets and liabilities measured using nonrecurring fair value measurements at March 31, 2015 and 2014, respectively:

	Nonrecurring Fair Value Measurements			Total Gains (Losses) (1)
	March 31, 2015			For the Three Months Ended
	Level 1	Level 2	Level 3	March 31, 2015
REO (2)	$—	$14,884	$—	$(2,670)
Lease liability (3)	—	—	(1,413)	(23)
Deferred charge (4)	—	—	11,212	(309)

(1)         Total gains (losses) reflect gains and losses from all nonrecurring measurements during the period.

(2)         Balance represents REO at March 31, 2015 which has been impaired subsequent to foreclosure. For the three months ended March 31, 2015, the $2.7 million loss represents additional impairment write-downs attributable to higher expected loss severities on properties held during the period which resulted in a decrease to the net realizable value (NRV).

(3)         For the three months ended March 31, 2015, the Company recorded a $23 thousand expense, resulting from changes in lease liabilities as a result of changes in our expected minimum future lease payments.

(4)         For the three months ended March 31, 2015, the Company recorded $309 thousand in income tax expense resulting from impairment write-downs based on changes in estimated cash flows and lives of the related mortgages retained in the securitized mortgage collateral.

	Non-recurring Fair Value Measurements			Total Gains (Losses) (1)
	March 31, 2014			For the Three Months Ended
	Level 1	Level 2	Level 3	March 31, 2014
REO (2)	$—	$4,209	$—	$6,081
Lease liability (3)	—	—	(2,048)	(569)

(1)         Total gains (losses) reflect gains and losses from all nonrecurring measurements during the period.

(2)         Balance represents REO at March 31, 2014 which has been impaired subsequent to foreclosure. For the three months ended March 31, 2014, the $6.1 million gain represents recovery of the net realizable value (NRV) attributable to an improvement in state specific loss severities on properties held during the period which resulted in an increase to NRV.

(3)         For the three months ended March 31, 2014, the Company recorded $569 thousand in impairment, resulting from changes in lease liabilities as a result of changes in our expected minimum future lease payments.

Real estate owned—REO consists of residential real estate acquired in satisfaction of loans. Upon foreclosure, REO is adjusted to the estimated fair value of the residential real estate less estimated selling and holding costs, offset by expected contractual mortgage insurance proceeds to be received, if any. Subsequently, REO is recorded at the lower of carrying value or estimated fair value less costs to sell. REO balance representing REOs which have been impaired subsequent to foreclosure are subject to nonrecurring fair value measurement and included in the nonrecurring fair value measurements tables. Fair values of REO are generally based on observable market inputs, and considered Level 2 measurements at March 31, 2015.

Lease liability—In connection with the discontinuation of our non-conforming lending and commercial operations in 2007, a significant amount of office space that was previously occupied is no longer being used by the Company. The Company has subleased a significant amount of this office space. Additionally, the Company has office space that is no longer occupied by the Company and we intend to sublease it.  The Company has recorded a liability representing the present value of the minimum lease payments over the remaining life of the lease, offset by the expected proceeds from sublet revenue related to this office space. This liability is based on present value techniques that incorporate the Company’s judgments about estimated sublet revenue and discount rates. Therefore, this liability is considered a Level 3 measurement at March 31, 2015.

Deferred charge— Deferred charge represents the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH in prior years. The Company evaluates the deferred charge for impairment quarterly using internal estimates of estimated cash flows and lives of the related mortgages retained in the securitized mortgage collateral. If the deferred charge is determined to be impaired, it is recognized as a component of income tax expense. For the three months ended March 31, 2015, the Company recorded $309 thousand in income tax expense resulting from deferred charge impairment write-downs based on changes in estimated fair value of securitized mortgage collateral. There was no impairment of the deferred charge in the three months ended March 31, 2014. Deferred charge is considered a Level 3 measurement at March 31, 2015.

Note 12.—Income Taxes

The Company calculates its quarterly tax provision pursuant to the guidelines in ASC 740 Income Taxes.  ASC 740 requires companies to estimate the annual effective tax rate for current year ordinary income. In calculating the effective tax rate, permanent differences between financial reporting and taxable income are factored into the calculation, but temporary differences are not. The estimated annual effective tax rate represents the best estimate of the tax provision in relation to the best estimate of pre-tax ordinary income or loss. The estimated annual effective tax rate is then applied to year-to-date ordinary income or loss to calculate the year-to-date interim tax provision.

The following is a reconciliation of income taxes to the statutory federal corporate income tax rates for the three months ended March 31, 2015 and 2014:

	2015		2014
	Amount	%	Amount	%
Federal rate	$3,594	35.0	$(918)	35.0
State tax, net of federal benefit	515	5.0	(142)	5.4
Change in valuation allowance - current period	(3,702)	(36.1)	1,398	(53.2)
Change in valuation allowance - future years	(24,420)	(237.8)	—	—
Deferred charge	309	3.0	—	—
Other permanent items	—	—	4	(0.2)
Total tax (benefit) expense	$(23,704)	(230.9)	$342	(13.0)

The Company recorded income tax (benefit) expense of ($23.7) million and $342 thousand for the three months ended March 31, 2015 and 2014, respectively. For the three months ended March 31, 2015, the Company recorded a benefit of $24.4 million primarily the result of a reversal of valuation allowance partially offset by federal alternative minimum tax (AMT), amortization of the deferred charge and state income taxes from states where the Company does not have net operating loss carryforwards or state minimum taxes, including AMT. The deferred charge represents the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH prior to 2008. The deferred charge is amortized and/or impaired, which does not result in any tax liability to be paid. The deferred charge is included in other assets in the accompanying consolidated balance sheets and is amortized as a component of income tax expense in the accompanying consolidated statements of operations. For the three months ended March 31, 2014, the Company recorded an expense of $0.3 million primarily related to federal and state AMT associated with taxable income generated from the sale of AmeriHome and mortgage servicing rights.

Deferred tax assets are recognized subject to management’s judgment that realization is “more likely than not”. A valuation allowance is recognized for a deferred tax asset if, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. In making such judgments, significant weight is given to evidence that can be objectively verified.  As of each reporting date, the Company considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets.  Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences.  The Company’s evaluation is based on current tax laws as well as management’s expectation of future performance.

The Company’s deferred tax assets are primarily the result of net operating losses and other fair value write downs of financial assets and liabilities.  As of December 31, 2014, the Company had net deferred tax assets of approximately $163.2 million which the Company recorded a full valuation allowance against.  During the first quarter of 2015, with the aforementioned acquisition of CCM, the Company significantly expanded its mortgage lending operations and profitability.  As of March 31, 2015, in part because of the earnings of CCM during the first quarter of 2015, current year projected earnings, future projected earnings as well as the historical earnings of CCM, management determined that sufficient positive evidence exists to conclude that it is more likely than not that deferred taxes of $24.4 million are realizable in future years, and therefore, reduced the valuation allowance accordingly.

The Company has recorded a valuation allowance against its remaining net deferred tax assets at March 31, 2015 as it is more likely than not that not all of the deferred tax assets will be realized. The valuation allowance is based on the management’s assessment that it is more likely than not that certain deferred tax assets, primarily net operating loss carryforwards, may not be realized in the foreseeable future due to objective negative evidence that the Company would not generate sufficient taxable income to realize the deferred tax assets.

Note 13.—Reconciliation of Earnings Per Share

Basic net earnings per share is computed by dividing net earnings available to common stockholders (numerator) by the weighted average number of vested, common shares outstanding during the period (denominator). Diluted net earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding plus the effect of dilutive potential common shares outstanding during the period using the if-converted method. Dilutive potential common shares include shares issuable upon conversion of Convertible Notes, dilutive effect of outstanding stock options and deferred stock units (DSUs).

	For the Three Months
	Ended March 31,
	2015	2014
Numerator for basic earnings (loss) per share:
Net earnings (loss) attributable to IMH common stockholders	$33,972	$(2,966)

Numerator for diluted earnings (loss) per share:
Net earnings (loss) attributable to IMH common stockholders	$33,972	$(2,966)
Interest expense attributable to convertible notes	375	—
Net earnings (loss) attributable to IMH common stockholders plus interest expense attributable to convertible notes	$34,347	$(2,966)

Denominator for basic earnings (loss) per share (1):
Basic weighted average common shares outstanding during the year	9,609	9,061

Denominator for diluted earnings (loss) per share (1):
Basic weighted average common shares outstanding during the year	9,609	9,061
Net effect of dilutive convertible notes	1,839	—
Net effect of dilutive stock options and DSU’s	241	—
Diluted weighted average common shares	11,689	9,061

Net earnings (loss) per common share:
Basic	$3.54	$(0.33)
Diluted	$2.94	$(0.33)

(1)         Number of shares presented in thousands.

The anti-dilutive stock options outstanding for the three months ended March 31, 2015 were 193 thousand shares. The anti-dilutive stock options outstanding for the three months ended March 31, 2014 were 2.6 million shares. Included in the anti-dilutive shares for the three months ended March 31, 2014 was 1.8 million shares attributable to the Convertible Notes.

Note 14.—Segment Reporting

The Company has three primary reporting segments which include mortgage lending, real estate services and long-term mortgage portfolio. Unallocated corporate and other administrative costs, including the costs associated with being a public company, are presented in Corporate and other.

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
three months ended March 31, 2015:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$37,398	$—	$—	$—	$37,398
Real estate services fees, net	—	2,742	—	—	2,742
Servicing income, net	635	—	—	—	635
Loss on mortgage servicing rights	(6,568)	—	—	—	(6,568)
Other revenue	17	—	61	58	136
Other income (expense)	368	—	(6,791)	(511)	(6,934)
Total expense	(13,315)	(1,655)	(111)	(2,060)	(17,141)
Net earnings (loss) before income taxes	$18,535	$1,087	$(6,841)	$(2,513)	10,268
Income tax benefit					(23,704)
Net earnings					33,972

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
three months ended March 31, 2014:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$4,573	$—	$—	$—	$4,573
Real estate services fees, net	—	3,679	—	—	3,679
Servicing income, net	1,569	—	—	—	1,569
Loss on mortgage servicing rights	(977)	—	—	—	(977)
Other revenue	1,216	—	169	—	1,385
Other income (expense)	156	1	2,319	(401)	2,075
Total expense	(9,062)	(1,522)	(241)	(4,103)	(14,928)
Net (loss) earnings before income taxes	$(2,525)	$2,158	$2,247	$(4,504)	(2,624)
Income tax expense					342
Net loss					(2,966)

	Mortgage	Real Estate	Long-term Mortgage	Corporate
Balance Sheet Items as of:	Lending	Services	Portfolio	and other	Consolidated
Total Assets at March 31, 2015 (1)	$783,924	$2,821	$5,141,474	$28,449	$5,956,668
Total Assets at December 31, 2014 (1)	$291,829	$2,672	$5,280,274	$3,797	$5,578,572

(1)         All segment asset balances exclude intercompany balances.

Note 15.—Commitments and Contingencies

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

The legal matters summarized below are ongoing and may have an effect on the Company’s business and future financial condition and results of operations:

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

Please refer to IMH’s report on Form 10-K for the year ended December 31, 2014 for a description of litigation and claims.

Repurchase Reserve

When the Company sells mortgage loans, it makes customary representations and warranties to the purchasers about various characteristics of each loan such as the origination and underwriting guidelines, including but not limited to the validity of the lien securing the loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local law. The Company’s whole loan sale agreements generally require it to repurchase loans if the Company breached a representation or warranty given to the loan purchaser.

In the first quarter of 2015, the Company settled its repurchase liability with FNMA related to its legacy non-conforming mortgage operations.  As part of the agreement, the Company paid FNMA $1.0 million during the first quarter with a final payment of $228 thousand paid in April 2015.

During the three months ended March 31, 2015, the Company recorded an additional $871 thousand in repurchase provision. The Company had approximately $5.5 million at March 31, 2015 and $5.7 million at December 31, 2014, in repurchase reserves related to the loans sold since early 2011 by the mortgage lending operation.

Short-Term Loan Commitments

The Company uses a portion of its warehouse borrowing capacity to provide secured short-term revolving financing to small and medium-size mortgage originators to finance mortgage loans from the closing of the mortgage loans until sold to investors (Finance Receivables). As of March 31, 2015, the warehouse lending operations had warehouse lines to non-affiliated customers totaling $94 million, of which there was an outstanding balance of $53.3 million in finance receivables compared to $8.4 million as of December 31, 2014. The finance receivables are secured by residential mortgage loans as well as personal guarantees.

Note 16.—Share Based Payments

The fair value of options granted, which is amortized to expense over the option vesting period, is estimated on the date of grant with the following weighted average assumptions:

March 31,
2015
Risk-free interest rate	1.54%
Expected lives (in years)	5.73
Expected volatility (1)	79.56%
Expected dividend yield	0.00%
Fair value per share	$6.74

(1)         Expected volatilities are based on the volatility of the Company’s stock over the expected option term, adjusted for expected mean reversion.

The following table summarizes activity, pricing and other information for the Company’s stock options for the three months ended March 31, 2015:

		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at beginning of period	1,078,230	$6.88
Options granted	35,000	10.00
Options exercised	(102,110)	0.70
Options forfeited/cancelled	(48,666)	7.84
Options outstanding at end of period	962,454	$7.60
Options exercisable at end of period	433,880	$8.13

As of March 31, 2015, there was approximately $1.7 million of total unrecognized compensation cost related to stock option compensation arrangements granted under the plan, net of estimated forfeitures. That cost is expected to be recognized over the remaining weighted average period of 1.9 years.

There were 35,000 and 5,000 options granted during the three months ended March 31, 2015 and 2014, respectively.  For the three months ended March 31, 2015 and 2014, the aggregate grant-date fair value of stock options granted was approximately $236 thousand and $22 thousand, respectively.

The following table summarizes activity, pricing and other information for the Company’s DSU’s, also referred to as deferred stock units as the issuance of the stock is deferred until termination of service, for the three months ended March 31, 2015:

Weighted-
Average
	Number of	Grant Date
	Shares	Fair Value
DSU’s outstanding at beginning of period	75,750	$8.63
DSU’s granted	—	—
DSU’s exercised	—	—
DSU’s forfeited/cancelled	—	—
DSU’s outstanding at end of period	75,750	$8.63

As of March 31, 2015, there was approximately $146 thousand of total unrecognized compensation cost related to the DSU compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of 1.3 years.

Note 17.—Related Party Transactions

In January 2015, the Company entered into a $5.0 million short-term borrowing secured by Ginnie Mae servicing rights with an interest rate of 15%, transaction costs of $50 thousand, and was provided by a related party of the Company. The balance was repaid in March 2015.

Note 18.—Sale of AmeriHome

In March 2014, the Company sold AmeriHome for $10.2 million in cash, recording a gain of approximately $1.2 million, net of a deferred tax adjustment. In conjunction with the transaction, as required by Fannie Mae, the Company used $3.0 million of the proceeds to reduce the legacy repurchase liability with Fannie Mae.

Note 19.—Subsequent Events

On April 1, 2015, the Company issued 494,017 shares of common stock pursuant to the fixed component of the Asset Purchase Agreement for CCM.  As of April 1, 2015, total shares of common stock outstanding were 10,184,432.

On April 27, 2015, the Company issued a $10.0 million short-term Promissory Note with an interest rate of 15%. The balance was repaid in May 2015.

In April 2015, the Company, through IRES and its subsidiaries, entered into a Master Repurchase Agreement with a lender providing a $100 million warehouse facility. The interest rate relating to this agreement is the note rate of the mortgage loan collateral securing the line and expires March 2016. Under the terms of this warehouse facility, IRES and its subsidiaries are required to maintain various financial and other covenants.

On May 8, 2015, the Company issued $25 million Convertible Promissory Notes (Convertible Notes). The Convertible Notes mature on or before May 9, 2020 and accrue interest at a rate of 7.5% per annum, to be paid quarterly.  Note holders may convert all or a portion of the outstanding principal amount of the Convertible Notes to shares of IMH common stock at a rate of $21.50 per share, subject to adjustment for stock splits and dividends.  The Company has the right to force a conversion if the stock price of IMH common stock reaches $30.10 for 20 trading days in a 30 day consecutive period.

Subsequent events have been evaluated through the date of this filing.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollars in thousands, except per share data or as otherwise indicated)

Unless the context otherwise requires, the terms “Company,” “we,” “us,” and “our” refer to Impac Mortgage Holdings, Inc. (the Company or IMH), a Maryland corporation incorporated in August 1995, and its subsidiaries, Integrated Real Estate Service Corporation (IRES), Impac Mortgage Corp. (IMC), IMH Assets Corp. (IMH Assets), and Impac Funding Corporation (IFC).

Forward-Looking Statements

This report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, some of which are based on various assumptions and events that are beyond our control, may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “likely,” “should,” “could,” “seem to,” “anticipate,” “plan,” “intend,” “project,” “assume,” or similar terms or variations on those terms or the negative of those terms. The forward-looking statements are based on current management expectations. Actual results may differ materially as a result of several factors, including, but not limited to the following: failure to achieve the benefits expected from the acquisition of the CashCall Mortgage operations; costs and difficulties related to the integration of the business and operations with the Company’s operations, unexpected costs, liabilities, charges or expenses resulting from the transaction, successful development, marketing, sale and financing of new mortgage products, including the non-Qualified Mortgage and conventional and government loan programs; ability to increase our market share in the various residential mortgage businesses; volatility in the mortgage industry; unexpected interest rate fluctuations and margin compression; our ability to manage personnel expenses in relation to mortgage production levels; our ability to successfully use warehousing capacity; increased competition in the mortgage lending industry by larger or more efficient companies; issues and system risks related to our technology; more than expected increases in default rates or loss severities and mortgage related losses; ability to obtain additional financing, through lending and repurchase facilities, debt or equity funding, strategic relationships or otherwise; the terms of any financing, whether debt or equity, that we do obtain and our expected use of proceeds from any financing; increase in loan repurchase requests and ability to adequately settle repurchase obligations; failure to create brand awareness; the outcome, including any settlements, of litigation or regulatory actions pending against us or other legal contingencies; and our compliance with applicable local, state and federal laws and regulations and other general market and economic conditions.

For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the period ended December 31, 2014, and other reports we file under the Securities Exchange Act of 1934. This document speaks only as of its date and we do not undertake, and specifically disclaim any obligation, to release publicly the results of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

Selected Financial Results

	For the Three Months Ended
	March 31, 2015	December 31, 2014	March 31, 2014
Revenues:
Gain on sale of loans, net	$37,398	$8,749	$4,573
Real estate services fees, net	2,742	3,447	3,679
Servicing income, net	635	813	1,569
Loss on mortgage servicing rights	(6,568)	(1,576)	(977)
Other	136	20	1,385
Total revenues	34,343	11,453	10,229
Expenses:
Personnel expense	11,490	9,557	9,460
General, administrative and other	5,651	4,662	5,468
Total expenses	17,141	14,219	14,928
Operating income (loss):	17,202	(2,766)	(4,699)

Other income (expense):
Net interest income (expense)	1,058	797	(313)
Change in fair value of long-term debt	(7,116)	(3,590)	(650)
Change in fair value of net trust assets	(876)	3,222	3,038
Total other (expense) income	(6,934)	429	2,075
Net earnings (loss) before income taxes	10,268	(2,337)	(2,624)
Income tax (benefit) expense	(23,704)	(100)	342
Net earnings (loss)	$33,972	$(2,237)	$(2,966)

Diluted earnings (loss) per share	$2.94	$(0.23)	$(0.33)

Status of Operations

Summary Highlights

•                  During the first quarter of 2015, we completed the acquisition of CashCall Mortgage (CCM).

•                  Mortgage lending volumes increased in the first quarter of 2015 to $2.4 billion from $1.1 billion in the fourth quarter of 2014 and $353.1 million in the first quarter of 2014.

•                  Mortgage lending revenues increased in the first quarter of 2015 to $37.4 million from $8.7 million in the fourth quarter of 2014 and $4.6 million in the first quarter of 2014.

•                  Gain on sale margins increased in the first quarter of 2015 to 156 bps from 79 bps in the fourth quarter of 2014, and 130 bps, in the first quarter of 2014.

For the first quarter of 2015, we reported net earnings of $34.0 million or $2.94 per diluted common share, as compared to a net loss of $(2.2) million or $(0.23) per share for the fourth quarter of 2014, and a net loss of $(3.0) million or $(0.33) per share for the first quarter of 2014.  The increase in net earnings over the fourth and first quarters of 2014 was primarily due to an increase in operating income and the recognition of $24.4 million of the Company’s deferred tax asset offset by a $7.1 million increase in the estimated fair value of the long term debt and a $6.6 million loss on mortgage servicing rights.

In the first quarter of 2015, operating income, defined as revenues minus operating expenses, increased to $17.2 million or $1.47 per diluted common share, as compared to an operating loss of $(2.8) million and $(4.7) million in the fourth quarter and first quarter of 2014, respectively.  The increase was due to an increase of gain on sale of loans, net from higher origination volumes offset by a loss in mortgage servicing rights.  The increase in operating income was primarily caused by the increase in origination volumes in the first quarter and more specifically, the origination volumes of CCM.  The $(6.6) million loss on mortgage servicing rights was primarily the result of a $3.1 million mark to market loss due to a decrease in interest rates during the quarter coupled with a $3.5 million loss related to the sale of Ginnie Mae servicing which declined in value from year end after FHA announced it was dropping the required mortgage insurance premium by 50 bps in January of 2015.  This rate change impacted the sales price received on the sale of Ginnie Mae servicing sold in the first quarter.  MSR values are also subject to fluctuation due to changes in interest rates.  Operating income (loss) does not include net interest income (expense), gains or losses from the long-term mortgage portfolio, which includes the net trust assets (residual interests in securitizations) and the long-term debt.

At December 31, 2014, we had recorded a full valuation allowance on the $163.2 million net deferred tax asset.  During the first quarter of 2015, we reduced a portion of the valuation allowance resulting in the recognition of a $24.4 million deferred tax asset representing estimated tax benefit for pre-tax net earnings in future years as well as a $3.7 million change in valuation allowance representing estimated tax benefit for pre-tax net earnings in the current period.  The tax benefit reported in the first quarter of 2015 consisted of the following:

	Amount	%
Federal rate	$3,594	35.0
State tax, net of federal benefit	515	5.0
Change in valuation allowance - current period	(3,702)	(36.1)
Change in valuation allowance - future years	(24,420)	(237.8)
Deferred charge	309	3.0
Total tax benefit	$(23,704)	(230.9)

The reduction in valuation allowance was primarily based on the expectations of taxable income in the future, generally associated with projected net earnings from CCM. Lastly, with the ongoing improvement in the Company’s financial condition and credit quality, the estimated fair value of the long-term debt increased by $7.1 million.  Further, improvements in the Company’s financial condition in the future may result in increases in estimated fair value of the long-term debt.

In the first quarter, we completed the acquisition of CCM.  CCM’s operations include the complete origination platform, systems and personnel that operate as a separate division of IMC under the name CashCall Mortgage.  This division operates as a centralized call center that utilizes a marketing platform to generate customer leads through the internet and call center loan agents.  By using its marketing platform to generate internal leads, we believe CCM is able to compete with some of the largest internet lenders across the nation.  In addition, our goal is to leverage this same marketing platform to expand volumes of our new AltQM products, as well as FHA and VA products.  Similarly we believe the acquisition of CCM will allow us to leverage our state licenses to expand our centralized retail call center national lending footprint. The addition of CCM, provides a scalable retail platform that we can expand quickly and efficiently.

The consideration for the purchase of CCM was a combination of cash, IMH stock and contingent consideration including a three-year period earn-out provision of CCM’s pre-tax net earnings.  The CCM acquisition transaction was structured with a significant contingent consideration component of the purchase price with the intent to minimize the financial risk for IMH while being accretive to earnings. The purchase price is currently estimated to be $140.7 million including (i) $10.0 million in cash, $5.0 million paid in the first quarter and $5.0 million to be paid over twelve months following the effective date of the acquisition, (ii) $6.2 million in IMH stock valued at closing on March 31, 2015 and (iii) $124.6 million in estimated contingent consideration including a three-year period earn-out provision and enterprise appreciation rights. The contingent consideration was estimated by calculating the present value of the projected contingent consideration to be paid in the future based on projected volumes and projected pretax net earnings of CCM.  The earn-out percentages beginning on the effective date (January 2, 2015) are 100% of pre-tax net earnings of CCM for January and February of 2015, 65% for the next 10 months of 2015, 55% for the second year and 45% for the third year.  The total estimated purchase price is $140.7 million with $3.0 million allocated to fixed assets and software acquired, $33.1 million to intangibles including trademark, customer relationships and non-compete agreement.  The excess of the consideration over the fair value of assets acquired resulted in goodwill of $104.6 million.  The estimated fair values are preliminary and subject to change until the amounts are finalized.  Changes to the preliminary estimates during the measurement period are recorded as retrospective adjustments to the consolidated financial statements.

Pursuant to the Asset Purchase Agreement (APA), the acquisition of the retail call center operations was effective on January 2, 2015, but did not close until March 31, 2015.  The net gains earned from the sale of CCM loans were included in “Gain on sale of loans, net” of the associated operating expenses.  The gain on sale revenue margin earned on retail originations in the first quarter of 2015 was in excess of 300 basis points (bps).  However, because the net gain on sale revenue recognized was net of operating expenses for the CCM division, the gain on sale margins on total origination volume were 155 bps in the first quarter of 2015 as compared to 79 bps in the fourth quarter of 2014 and 130 bps in the first quarter of 2014.

Originations

(in millions)

	For the three months ended
(in millions)	March 31, 2015	December 31, 2014	% Change	March 31, 2014	% Change
Originations	$2,412.8	$1,108.9	118%	$353.1	583%

Origination volume increased 118% in the first quarter of 2015 over the fourth quarter of 2014 to $2.4 billion as compared to $1.1 billion, respectively.  Of the $2.4 billion in total originations, approximately $1.5 billion, or 64%, was originated through the CCM retail channel.  In contrast, during the fourth quarter of 2014, our retail originations contributed only 2% to our total origination volume.  However, in the fourth quarter of 2014, the Company purchased mortgage loans from CashCall (prior to their acquisition by the Company), as a correspondent customer.

Originations by Channel:

(in millions)	March 31, 2015	December 31, 2014	% Change	March 31, 2014	% Change
Wholesale	$281.7	$159.0	77%	$100.3	181%
Correspondent	596.4	925.4	-36%	227.5	162%
Retail	1,534.7	24.5	6164%	25.3	5966%
Total originations	$2,412.8	$1,108.9	118%	$353.1	583%

During the first quarter of 2015, correspondent volume increased as compared to the first quarter of 2014, however as expected, volume in the correspondent division decreased as compared to the fourth quarter of 2014 as a result of CCM’s volume being moved from our correspondent channel to our retail channel upon acquisition.  In the fourth quarter of 2014, prior to the acquisition, CashCall Inc. was a correspondent seller and the loan acquisition volume was included in correspondent originations.  Excluding the correspondent volumes from CashCall Inc. in the fourth quarter of 2014, the correspondent channel volume increased 52% to $596.4 million in the first quarter of 2015 compared to the fourth quarter of 2014.

Our correspondent channel’s three key metrics have all continued to improve.  These key metrics include, total clients, submitting clients and funding clients.  We continued to add customers in the first quarter, increase submissions and increase our percentage of funding clients as compared to the fourth quarter.

In the first quarter of 2015, wholesale originations increased 77% to $281.7 million over the fourth quarter 2014 originations of $159.0 million.  This increase was primarily a result of adding new sales personnel in the first quarter of 2015.  We expect to maintain this volume for the near term as we anticipate a gain in market share from the expansion of our sales coverage.  In addition, the percentage of our wholesale customers delivering multiple loans per month continues to increase month over month.  We continue to focus on increasing deliveries by our top tier brokers to increase the channel’s production volumes and quality, which is expected to create more stable production in this channel moving forward.

With the addition of an efficient retail channel in CCM, we believe it will complement our wholesale and correspondent channels by increasing overall gain on sale margins and lowering overall costs for mortgage lending.  We anticipate that these channels will continue to see growth month over month, as a result of the increased pipeline growth that both channels have recently enjoyed due to market share expansion.

We believe our expanded national lending footprint, combined with access to our Impac loan products, will unlock significant opportunities to greatly diversify CCM’s retail loan production and increase our mortgage lending divisions total production.

As of March 31, 2015, our total pipeline was approximately $1.3 billion with a locked pipeline of $806 million, as compared to a total pipeline of $750 million and a locked pipeline of $297 million at the end of the fourth quarter of 2014.

Our loan products primarily include conventional loans eligible for sale to Fannie Mae and Freddie Mac, loans eligible for government insurance (government loan) by FHA, VA and USDA and AltQM.

Originations by Loan Type:

	For the three months ended March 31,
(in millions)	2015	2014	% Change
Government (1)	$375.7	$117.8	219%
Conventional	2,014.5	227.4	786%
Other (2)	22.6	7.9	186%
Total originations	$2,412.8	$353.1	583%

(1)         Includes all government-insured loans including Federal Housing Administration (FHA), Veterans Affairs (VA) and United States Department of Agriculture (USDA).

(2)         Includes $11.3 million of AltQM mortgages originated during the first quarter of 2015.

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

We believe there is an underserved mortgage market for borrowers with good credit who may not meet the new qualified mortgage (QM) guidelines set out by the CFPB.  In our opinion, as the demand by consumers for the non-QM product grows we expect the investor appetite will increase for the non-QM mortgages.  We have established strict lending guidelines, including determining the prospective borrowers’ ability to repay the mortgage, which we believe will keep delinquencies and foreclosures at acceptable levels and we have established a relationship with an investor who is willing to purchase such loans from us.

Mortgage rates have declined in the first quarter as compared to the first quarter of 2014.  As a result of the decline in mortgage rates in the first quarter of 2015, the predominance of our first quarter originations were from refinance transactions as displayed in the table below.

Originations by Purpose:

	For the three months ended March 31
(in millions)	2015	%	2014	%
Refinance	$2,127.9	88%	$204.2	58%
Purchase	284.9	12%	148.9	42%
Total originations	$2,412.8	100%	$353.1	100%

Mortgage servicing portfolio

(in millions)

	For the three months ended
(in millions)	March 31, 2015	December 31, 2014	% Change	March 31, 2014	% Change
Mortgage servicing portfolio	$2,577.1	$2,267.1	14%	$2,239.6	15%

The mortgage servicing portfolio increased to $2.6 billion at March 31, 2015 as compared to $2.3 billion at December 31, 2014. The increase was due to servicing retained loan sales of $2.1 billion, partially offset by bulk sales of servicing rights totaling $1.6 billion in UPB.

To manage our liquidity, we have continued to sell mortgage servicing rights to generate cash needed to fund warehouse haircuts as well as other operating needs.  In the first quarter of 2015, we sold mortgage servicing rights representing $1.6 billion in unpaid principal balance (UPB) of loans serviced, which will generate $15.0 million in cash.  However, because we originated more Fannie Mae, Freddie Mac and issued more Ginnie Mae securities than the amount of mortgage servicing rights sold in the first quarter of 2015, the balance of mortgage servicing rights increased to $26.7 million at March 31, 2015 as compared to $24.4 million at December 31, 2014.

The following table includes information about our mortgage servicing portfolio:

	At March 31,	% 60+ days	At December 31,	% 60+ days
(in millions)	2015	delinquent (1)	2014	delinquent (1)
Fannie Mae	$1,761.7	0.17%	$496.1	0.83%
Freddie Mac	526.0	0.14%	837.8	0.18%
Ginnie Mae	276.0	0.10%	926.5	1.43%
Other	13.4	0.00%	6.7	0.00%
Total servicing portfolio	$2,577.1	0.15%	$2,267.1	0.92%

(1)         Based on loan count.

Our warehouse lending division continues to grow and the outstanding balance of finance receivables, representing warehouse lending advances to our warehouse customers, increased to $53.3 million at March 31, 2015 as compared to $8.4 million at December 31, 2014.  As of March 31, 2015, the warehouse lending operations had extended warehouse lines to non-affiliated customers totaling $94.0 million as compared to $55.0 million at December 31, 2014.

For the first quarter of 2015, real estate services fees were $2.7 million as compared to $3.4 million in the fourth quarter of 2014 and $3.7 million in the first quarter of 2014. While the Company continues to generate real estate service fees, the decrease in fees was due to the anticipated runoff of the long-term mortgage portfolio.

In our long-term mortgage portfolio, despite the decline in the outstanding balance of the portfolio, the residuals have generated cash flows of $1.9 million in the first quarter of 2015 as compared to $2.3 million in the fourth quarter of 2014.  The estimated fair value of the residual interest declined $663 thousand in the first quarter of 2015 to $16.6 million at March 31, 2015.

In the first quarter of 2015, we settled our repurchase liability with Fannie Mae related to our legacy non-conforming mortgage operations.  As a result of this settlement and previous resolution of other legal matters pertaining to the legacy non-conforming mortgage operations, the discontinued segment is not expected to have any significant effect on our consolidated operations and financial results.  Therefore, we determined that we will no longer report the legacy non-conforming mortgage operations as discontinued operations.

For additional information regarding the long-term mortgage portfolio refer to Financial Condition and Results of Operations below.

Liquidity and Capital Resources

During the three months ended March 31, 2015, we funded our operations primarily from mortgage lending revenues and real estate services fees, net, which include gains on sale of loans, net, and other mortgage related income, portfolio loss mitigation and real estate services fees, net, primarily generated from our long-term mortgage portfolio, and cash flows from our residual interests in securitizations.  Additionally, we funded mortgage loan originations using warehouse facilities which are repaid once the loan is sold.  Furthermore, we utilized the sale of mortgage servicing rights, borrowings under the $4.0 million line of credit, $6.0 million short-term structured debt and $5.0 million short-term borrowing as additional sources of liquidity.

The CCM acquisition contingent consideration payment for the first earn-out quarter is expected to be approximately $25 million and is due May 15, 2015.  Over time, these contingent consideration payments are based on the performance of the CCM division and are expected to decline for the remaining earn-out periods in 2015 since the earn-out percentage decreases to 65% beginning in March 2015.  We are currently in discussions with various parties to provide between $25 million and $50 million of debt and/or equity capital to provide the liquidity needed to fund warehouse facility haircuts, retain mortgage servicing rights and working capital to fund the growth of origination volumes and contingent consideration payments associated with the acquisition of CCM.

In April 2015, the Company issued a $10.0 million short term Promissory Note with an interest rate of 15%. The balance was repaid in May 2015.

In May 2015, the Company issued a $25.0 million in original aggregate principal amount of Convertible Promissory Notes (Convertible Notes). The Convertible Notes mature on or before May 9, 2020 and accrue interest at a rate of 7.5% per annum, to be paid quarterly.  Note holders may convert all or a portion of the outstanding principal amount of the Convertible Notes to shares of IMH common stock at a rate of $21.50 per share, subject to adjustment for stock splits and dividends.  The Company has the right to force a conversion if the stock price of IMH common stock reaches $30.10 for 20 trading days in a 30 day consecutive period.

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

We believe that current cash balances, cash flows from our mortgage lending operations, the sale of mortgage servicing rights, real estate services fees generated from our long-term mortgage portfolio, and residual interest cash flows from our long-term mortgage portfolio are adequate for our current operating needs. However, due to the acquisition of CCM, we anticipate the need for additional capital to finance the growth and operations of our mortgage lending segment.  We believe the mortgage and real estate services market is volatile, highly competitive and subject to increased regulation. Competition in mortgage lending comes primarily from mortgage bankers, commercial banks, credit unions and other finance companies which have offices in our market area as well as operations throughout the United States. We compete for loans principally on the basis of the interest rates and loan fees we charge, the types of loans we originate and the quality of services we provide to borrowers. Additionally, competition for loss mitigation servicing, loan modification services and other portfolio services has increased. Our competitors include mega mortgage servicers, established subprime loan servicers, and newer entrants to the specialty servicing and recovery collections business. Efforts to market our ability to provide mortgage and real estate services for others is more difficult than many of our competitors because we have not historically provided such services to unrelated third parties, and we are not a rated primary or special servicer of residential mortgage loans as designated by a rating agency. Additionally, performance of the long-term mortgage portfolio is subject to the current real estate market and economic conditions. Cash flows from our residual interests in securitizations are sensitive to delinquencies, defaults and credit losses associated with the securitized loans. Losses in excess of current estimates will reduce the residual interest cash receipts from our long-term mortgage portfolio.

While we continue to pay our obligations as they become due, the ability to continue to meet our current and long-term obligations is dependent upon many factors, particularly our ability to successfully operate our mortgage lending segment, real estate services segment and realizing cash flows from the long-term mortgage portfolio. Our future financial performance and profitability are dependent in large part upon the ability to successfully integrate the CCM division and expand our mortgage lending platform. In order to support the continued growth of our mortgage lending platform, including the increase in volume due to the acquisition of CCM, we are reviewing and discussing opportunities to raise capital by issuing debt or equity as well as sales and financing mortgage servicing rights.

Critical Accounting Policies

We define critical accounting policies as those that are important to the portrayal of our financial condition and results of operations. Our critical accounting policies require management to make difficult and complex judgments that rely on estimates about the effect of matters that are inherently uncertain due to the effect of changing market conditions and/or consumer behavior. In determining which accounting policies meet this definition, we considered our policies with respect to the valuation of our assets and liabilities and estimates and assumptions used in determining those valuations. We believe the most critical accounting issues that require the most complex and difficult judgments and that are particularly susceptible to significant change to our financial condition and results of operations include those issues included in Management’s Discussion and Analysis of Results of Operations in IMH’s report on Form 10-K for the year ended December 31, 2014.  Such policies have not changed during 2014 other than what is outlined below:

Income Taxes

Provision for income taxes is calculated using the asset and liability method, which requires the recognition of deferred income taxes. Deferred tax assets and liabilities are recognized and reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and certain changes in the valuation allowance. Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. A valuation allowance is recognized for a deferred tax asset if, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. In making such judgments, significant weight is given to evidence that can be objectively verified. We provide a valuation allowance against deferred tax assets if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the adequacy of the valuation allowance, we consider all forms of evidence, including: (1) historic earnings or losses; (2) the ability to realize deferred tax assets through carry back to prior periods; (3) anticipated taxable income resulting from the reversal of taxable temporary differences; (4) tax planning strategies; and (5) anticipated future earnings exclusive of the reversal of taxable temporary differences.

Goodwill and Intangible Assets

We account for business combinations using the acquisition method, under which the total consideration transferred (including contingent consideration) is allocated to the fair value of the assets acquired (including identifiable intangible assets) and liabilities assumed. The excess of the consideration transferred over the fair value of the assets acquired and liabilities assumed results in goodwill.

We evaluate our reporting units on an annual basis and, if necessary, reassign goodwill using a relative fair value allocation approach. Goodwill and other intangible assets with an indefinite useful life are not subject to amortization but are reviewed for impairment annually or more frequently whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated primarily through the use of a discounted cash flow methodology. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital. If we determine that it is more likely than not that the intangible assets are impaired, a quantitative impairment test is performed. For the quantitative impairment test, we estimate and compare the fair value of indefinite-lived intangible asset with its carrying amount. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, the amount of the impairment is measured as the difference between the carrying amount of the asset and its fair value. Impairment is permanently recognized by writing down the asset to the extent that the carrying value exceeds the estimated fair value.

Intangible assets with finite lives are amortized over their estimated lives using an amortization method that reflects the pattern in which the economic benefits of the asset are consumed. We review intangible assets for impairment whenever events or changes in circumstances indicate their carrying amounts may not be recoverable, in which case any impairment charge would be recorded to earnings.

Business Combinations

Business combinations are accounted for under the acquisition method of accounting in accordance with ASC Topic 805, “Business Combinations.” Under the acquisition method, the acquiring entity in a business combination recognizes 100 percent of the acquired assets and assumed liabilities, regardless of the percentage owned, at their estimated fair values as of the date of acquisition. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. To the extent the fair value of net assets acquired, including other identifiable assets, exceeds the purchase price, a bargain purchase gain is recognized. Assets acquired and liabilities assumed which involve contingencies must also be recognized at their estimated fair value, provided such fair value can be determined during the measurement period. Acquisition-related costs, including severance, conversion and other restructuring charges, such as abandoned space accruals, are expensed. Results of operations of an acquired business are included in the statement of operations from the date of acquisition.

Financial Condition and Results of Operations

Financial Condition

As of March 31, 2015 compared to December 31, 2014

The following table shows the condensed consolidated balance sheets for the following periods:

	March 31,	December 31,	Increase	%
	2015	2014	(Decrease)	Change
	(Unaudited)
ASSETS
Cash	$5,635	$10,073	$(4,438)	(44)%
Restricted cash	4,932	2,420	2,512	104
Mortgage loans held-for-sale	531,586	239,391	292,195	122
Finance receivables	53,340	8,358	44,982	538
Mortgage servicing rights	26,656	24,418	2,238	9
Securitized mortgage trust assets	5,130,193	5,268,531	(138,338)	(3)
Goodwill	104,938	352	104,586	n/m
Intangibles	33,122	—	33,122	n/a
Deferred tax asset	24,420	—	24,420	n/a
Other assets	41,846	25,029	16,817	67
Total assets	$5,956,668	$5,578,572	$378,096	7%

LIABILITIES & EQUITY
Warehouse borrowings	$552,493	$226,718	$325,775	144%
Short-term structured debt	4,156	6,000	(1,844)	(31)
Convertible notes	20,000	20,000	—	—
Long-term debt ($71,120 par)	29,646	22,122	7,524	34
Repurchase reserve	5,478	5,714	(236)	(4)
Securitized mortgage trust liabilities	5,113,632	5,251,307	(137,675)	(3)
Contingent consideration	124,592	—	124,592	n/a
Other liabilities	47,428	21,755	25,673	118
Total liabilities	5,897,425	5,553,616	343,809	6
Total equity	59,243	24,956	34,287	137
Total liabilities and stockholders’ equity	$5,956,668	$5,578,572	$378,096	7%

As a result of the net earnings in the first quarter of 2015 primarily attributed to the net earnings from the CCM transactions, book value per share increased 135% to $6.11 at March 31, 2015 as compared to $2.60 at December 31, 2014.

In the first quarter of 2015, cash balances decreased, primarily due to an increase in warehouse haircuts associated with warehouse borrowings used to fund increased originations volume.  Because the warehouse lenders fund less than 100% of the principal balance of the loans, we are required to fund the remaining balance from cash, called warehouse haircuts.  Warehouse haircuts increased to $30.0 million at March 31, 2015 from $20.0 million at December 31, 2014. We recover the warehouse haircuts at the time the loans are sold and the warehouse borrowing is repaid to the warehouse lender.  In our long-term mortgage portfolio, the residuals generated cash flows of $1.9 million in the first quarter of 2015 as compared to $2.3 million in the fourth quarter of 2014.

At March 31, 2015, cash decreased to $5.6 million from $10.1 million at December 31, 2014. The primary sources of cash between periods were $13.6 million from the sale of mortgage servicing rights, $5.0 million from short-term borrowings and $1.9 million from residual interests in securitizations. Offsetting the sources of cash were operating expenses totaling $16.6 million (net of non-cash depreciation expense), an increase in haircuts of approximately $10.0 million, $5.0 million repayment of the short-term borrowing, an increase in restricted cash of $2.5 million, $1.7 million in interest payments on the 2013 Convertible Notes, long-term debt and short-term structure debt and settlements of repurchase requests associated with loans sold by the previously discontinued non-conforming mortgage operations of approximately $1.0 million.

Mortgage loans held-for-sale increased $292.2 million to $531.6 million at March 31, 2015 as compared to $239.4 million at December 31, 2014. The increase was due to $2.4 billion in originations offset by $2.1 billion in loan sales primarily associated with the acquisition of CCM. As a normal course of our origination and sales cycle, loans held-for-sale at the end of any period are generally sold within one or two subsequent months.

Finance receivables increased $45.0 million to $53.3 million at March 31, 2015 as compared to $8.4 million at December 31, 2014. The increase was due to $124.2 million in funding’s offset by $79.1 million in settlements.

Mortgage servicing rights increased $2.2 million to $26.7 million at March 31, 2015 as compared to $24.4 million at December 31, 2014. The increase was due to servicing retained loan sales of $2.1 billion. Partially offsetting the increase were bulk sales of servicing rights totaling $1.6 billion in UPB and a mark-to-market reduction in fair value of $3.1 million.  At March 31, 2015, we serviced $2.6 billion in UPB for others as compared to $2.3 billion at December 31, 2014.

Warehouse borrowings increased $325.8 million to $552.5 million at March 31, 2015 as compared to $226.7 million at December 31, 2014. The increase was due to an increase in mortgage loans held-for-sale attributable to the acquisition of CCM and finance receivables at March 31, 2015. During the three months ended March 31, 2015, we increased our total borrowing capacity to $625.0 million as compared to $315.0 million at December 31, 2014.

In the fourth quarter of 2014, we entered into a $6.0 million short-term structured debt agreement collateralized by the residual interests in securitizations. The agreement bears interest at LIBOR + 5.75% per annum, has a maturity date of June 29, 2015 and we have the right to repay the debt without penalty prior to the maturity. The holder receives monthly principal and interest payments which are equal to the distributions from the residual interest underlying collateral with a minimum payment of $500,000. If the cash flows received from the collateralized residual interests are less than $500,000, we would be required to pay the difference to avoid the transfer of the residual interests and the rights to the associated future cash flows to the note holder.  During the three months ended March 31, 2015, cash flows from the collateralized residual interests were $1.9 million which were $300 thousand greater than the minimum payments.  As a result, at March 31, 2015 the short-term structured debt agreement decreased to $4.2 million as compared to $6.0 million at December 31, 2014.

Long-term debt increased $7.5 million to $29.6 million at March 31, 2015 as compared to $22.1 at December 31, 2014.  The increase was primarily due to a mark-to-market adjustment of $7.1 million as a result of the increase in the estimated fair value of long-term debt. The increase in the estimated fair value of long-term debt was primarily the result of a decrease in the discount rate attributable to an improvement in our own credit risk profile, an improvement in our financial condition and results of operations.

Repurchase reserve liability decreased to $5.5 million at March 31, 2015 as compared to $5.7 million at December 31, 2017. As previously reported, in the first quarter of 2015, we settled our repurchase liability with FNMA related to our legacy non-conforming mortgage operations.  As part of the agreement, the Company paid FNMA $1.0 million during the first quarter with a final payment of $228 thousand paid in April 2015.  We have received a minimal amount of repurchase requests for loans sold by IMC’s mortgage lending operation.

The changes in total assets and liabilities, at fair market value, are primarily attributable to decreases in our trust assets and trust liabilities as summarized below.

	March 31,	December 31,	Increase	%
	2015	2014	(Decrease)	Change
Securitized mortgage collateral	$5,110,983	$5,249,639	$(138,656)	(3)%
Other trust assets	19,210	18,892	318	2
Total trust assets	5,130,193	5,268,531	(138,338)	(3)

Securitized mortgage borrowings	$5,109,133	$5,245,860	$(136,727)	(3)%
Other trust liabilities	4,499	5,447	(948)	(17)
Total trust liabilities	5,113,632	5,251,307	(137,675)	(3)

Since the consolidated and unconsolidated securitization trusts are nonrecourse to the Company, trust assets and liabilities have been netted to present our interest in these trusts more simply, which are considered the residual interests in securitizations. For unconsolidated securitizations the residual interests represent the fair value of investment securities available-for-sale. For consolidated securitizations, the residual interests are represented by the fair value of securitized mortgage collateral and real estate owned, offset by the fair value of securitized mortgage borrowings and derivative liabilities. We receive cash flows from our residual interests in securitizations to the extent they are available after required distributions to bondholders and maintaining specified overcollateralization levels and other specified parameters (such as maximum delinquency and cumulative default) within the trusts. The estimated fair value of the residual interests, represented by the difference in the fair value of total trust assets and total trust liabilities, was $16.6 million at March 31, 2015, compared to $17.2 million at December 31, 2014.

We update our collateral assumptions quarterly based on recent delinquency, default, prepayment and loss experience. Additionally, we update the forward interest rates and investor yield (discount rate) assumptions based on information derived from market participants. During the three months ended March 31, 2015, the actual and forecasted losses increased.  In addition to the increase in losses, principal payments and liquidations of securitized mortgage collateral and securitized mortgage borrowings further reduced trust assets and liabilities.  Partially offsetting the decrease in securitized mortgage collateral and securitized mortgage borrowings was a decrease in forward LIBOR as compared to December 31, 2014.  The increase in losses and loss assumptions and decrease in in the forward LIBOR curve resulted in a slight reduction in the value of our residual interests at March 31, 2015.

•                  The estimated fair value of securitized mortgage collateral decreased $138.7 million during the three months ended March 31, 2015, primarily due to reductions in principal from borrower payments and transfers of loans to REO for single-family and multi-family collateral. Additionally, other trust assets increased $318 thousand during the three months ended March 31, 2015, primarily due to $9.2 million in REO foreclosures. Partially offsetting the increase was decreases in REO from liquidations of $6.2 million plus a $2.7 million decrease in the net realizable value (NRV) of REO.

•                  The estimated fair value of securitized mortgage borrowings decreased $136.7 million during the three months ended March 31, 2015, primarily due to reductions in principal balances from principal payments during the period for single-family and multi-family collateral as well as a slight increase in loss assumptions. The $948 thousand reduction in other trust liabilities during the three months ended March 31, 2015, was primarily due to $1.1 million in derivative cash payments from the securitization trusts, and a $241 thousand increase in derivative fair value resulting from changes in forward LIBOR interest rates.

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

The following table presents changes in the trust assets and trust liabilities for the three months ended March 31, 2015:

	TRUST ASSETS					TRUST LIABILITIES
	Level 3 Recurring Fair Value Measurements		NRV (1)			Level 3 Recurring Fair Value Measurements
	Investment securities available-for- sale	Securitized mortgage collateral	Real estate owned	Total trust assets		Securitized mortgage borrowings	Derivative liabilities	Total trust liabilities	Net trust assets
Recorded book value at December 31, 2014	$92	$5,249,639	$18,800	$5,268,531		$(5,245,860)	$(5,447)	$(5,251,307)	$17,224
Total gains/(losses) included in earnings:
Interest income	4	17,718	—	17,722		—	—	—	17,722
Interest expense	—	—	—	—		(56,366)	—	(56,366)	(56,366)
Change in FV of net trust assets, excluding REO	34	(1,854)	—	(1,820)	(2)	3,855	(241)	3,614 (2)	1,794
Losses from REO - not at FV but at NRV	—	—	(2,670)	(2,670)	(2)	—	—	—	(2,670)
Total gains (losses) included in earnings	38	15,864	(2,670)	13,232		(52,511)	(241)	(52,752)	(39,520)
Transfers in and/or out of level 3	—	—	—	—		—	—	—	—
Purchases, issuances and settlements	(42)	(154,520)	2,992	(151,570)		189,238	1,189	190,427	38,857
Recorded book value at March 31, 2015	$88	$5,110,983	$19,122	$5,130,193		$(5,109,133)	$(4,499)	$(5,113,632)	$16,561

(1)          Accounted for at net realizable value.

(2)          Represents non-interest income-net trust assets in the consolidated statements of operations for the three months ended March 31, 2015.

Inclusive of gains from REO, total trust assets above reflect a net loss of $4.5 million as a result of a decrease in fair value of securitized mortgage collateral of $1.9 million, losses from REO of $2.7 million and increases from other trust assets of $34 thousand. Net gains on trust liabilities were $3.6 million as a result of $3.9 million in gains from the decrease in fair value of securitized mortgage borrowings and losses from derivative liabilities of $241 thousand. As a result, non-interest income—net trust assets totaled a loss of $876 thousand for the three months ended March 31, 2015.

The table below reflects the net trust assets as a percentage of total trust assets (residual interests in securitizations):

	March 31,	December 31,
	2015	2014
Net trust assets	$16,561	$17,224
Total trust assets	5,130,193	5,268,531
Net trust assets as a percentage of total trust assets	0.32%	0.33%

For the three months ended March 31, 2015, the estimated fair value of the net trust assets decreased as a percentage of total trust assets. The decrease was primarily due to cash received as well as a slight increase in loss assumptions.

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

The following tables present the estimated fair value of our residual interests, including investment securities available for sale, by securitization vintage year and other related assumptions used to derive these values at March 31, 2015 and December 31, 2014:

Origination		Estimated Fair Value of Residual Interests by Vintage Year at March 31, 2015			Estimated Fair Value of Residual Interests by Vintage Year at December 31, 2014
Year		SF	MF	Total	SF	MF	Total
2002-2003	(1)	$10,624	$1,752	$12,376	$10,826	$1,975	$12,801
2004		1,778	1,175	2,953	1,846	1,506	3,352
2005	(2)	17	223	240	11	209	220
2006	(2)	—	992	992	—	851	851
2007	(2)	—	—	—	—	—	—
Total		$12,419	$4,142	$16,561	$12,683	$4,541	$17,224

Weighted avg. prepayment rate		4.2%	12.5%	4.9%	4.3%	12.4%	4.9%
Weighted avg. discount rate		19.0%	16.5%	18.4%	19.0%	16.2%	18.3%

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

The table below reflects the estimated future credit losses and investor yield requirements for trust assets by product (SF and MF) and securitization vintage at March 31, 2015:

	Estimated Future Losses (1)		Investor Yield Requirement (2)
	SF	MF	SF	MF
2002-2003	8%	* (3)	5%	8%
2004	12%	* (3)	5%	5%
2005	15%	3%	5%	4%
2006	23%	5%	6%	5%
2007	28%	2%	6%	4%

(1)         Estimated future losses derived by dividing future projected losses by UPB at March 31, 2015.

(2)         Investor yield requirements represent our estimate of the yield third-party market participants would require to price our trust assets and liabilities given our prepayment, credit loss and forward interest rate assumptions.

(3)         Represents less than 1%.

Despite the increase in housing prices through March 31, 2015, housing prices in many parts of the country are still at levels which have significantly reduced or eliminated equity for loans originated after 2003. Future loss estimates are significantly higher for mortgage loans included in securitization vintages after 2004 which reflect severe home price deterioration and defaults experienced with mortgages originated during these periods.

Long-Term Mortgage Portfolio Credit Quality

We use the Mortgage Bankers Association (MBA) method to define delinquency as a contractually required payment being 30 or more days past due. We measure delinquencies from the date of the last payment due date in which a payment was received. Delinquencies for loans 60 days delinquent or greater, foreclosures and delinquent bankruptcies were $1.3 billion or 19.6% of the long-term mortgage portfolio as of March 31, 2015.

The following table summarizes the gross UPB of loans in our mortgage portfolio, included in securitized mortgage collateral, that were 60 or more days delinquent (utilizing the MBA method) as of the periods indicated:

		Total		Total
	March 31,	Collateral	December 31,	Collateral
	2015	%	2014	%
Securitized mortgage collateral
60 - 89 days delinquent	$120,027	1.8%	$137,913	2.0%
90 or more days delinquent	415,503	6.3%	503,849	7.5%
Foreclosures (1)	482,744	7.4%	443,751	6.6%
Delinquent bankruptcies (2)	268,171	4.1%	281,936	4.2%
Total 60+ days delinquent long-term mortgage portfolio	1,286,445	19.6%	1,367,449	20.3%
Total 60 or more days delinquent	$1,286,445	19.6%	$1,367,449	20.3%
Total collateral	$6,552,903	100%	$6,745,411	100%

(1)       Represents properties in the process of foreclosure.

(2)       Represents bankruptcies that are 30 days or more delinquent.

The following table summarizes the gross securitized mortgage collateral and REO (at NRV), that were non-performing as of the dates indicated (excludes 60-89 days delinquent):

		Total		Total
	March 31,	Collateral	December 31,	Collateral
	2015	%	2014	%
90 or more days delinquent, foreclosures and delinquent bankruptcies	$1,166,418	17.8%	$1,229,536	18.2%
Real estate owned	19,122	0.3%	18,800	0.3%
Total non-performing assets	$1,185,540	18.1%	$1,248,336	18.5%

Non-performing assets consist of non-performing loans (mortgages that are 90 or more days delinquent, including loans in foreclosure and delinquent bankruptcies) plus REO. It is the Company’s policy to place a mortgage on nonaccrual status when it becomes 90 days delinquent and to reverse from revenue any accrued interest, except for interest income on securitized mortgage collateral when the scheduled payment is received from the servicer. The servicers are required to advance principal and interest on loans within the securitization trusts to the extent the advances are considered recoverable. IFC, a subsidiary of IMH and master servicer, may be required to advance funds, or in most cases cause the loan servicers to advance funds, to cover principal and interest payments not received from borrowers depending on the status of their mortgages. As of March 31, 2015, non-performing assets (UPB of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) as a percentage of the total collateral was 18.1%.  At December 31, 2014, non-performing assets to total collateral was 18.5%. Non-performing assets decreased by approximately $62.8 million at March 31, 2015 as compared to December 31, 2014. At March 31, 2015, the estimated fair value of non-performing assets (representing the fair value of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) was $421.7 million or 7.1% of total assets. At December 31, 2014, the estimated fair value of non-performing assets was $410.3 million or 7.3% of total assets.

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

The increase in REO at March 31, 2015 was the result of a decrease in REO liquidations as compared to the fourth quarter of 2014.  Additionally, for the three months ended March 31, 2015, we recorded a decrease in net realizable value of the REO in the amount of $2.7 million, compared to an increase of $6.1 million for the comparable 2014 period. Increases and write-downs of the net realizable value reflect increases or declines in value of the REO subsequent to foreclosure date, but prior to the date of sale.

The following table presents the balances of REO:

	March 31,	December 31,
	2015	2014
REO	$23,666	$20,674
Impairment (1)	(4,544)	(1,874)
Ending balance	$19,122	$18,800

REO inside trusts	$19,122	$18,800
REO outside trusts	—	—
Total	$19,122	$18,800

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

Results of Operations

For the Three Months Ended March 31, 2015 compared to the Three Months Ended March 31, 2014

	For the Three Months Ended March 31,
			Increase	%
	2015	2014	(Decrease)	Change
Revenues	$34,343	$10,229	$24,114	236%
Expenses	(17,141)	(14,928)	(2,213)	(15)
Net interest income (expense)	1,058	(313)	1,371	438
Change in fair value of long-term debt	(7,116)	(650)	(6,466)	(995)
Change in fair value of net trust assets, including trust REO gains (losses)	(876)	3,038	(3,914)	(129)
Income tax benefit (expense)	23,704	(342)	24,046	7,031
Net earnings (loss) attributable to IMH	33,972	(2,966)	36,938	1,245

Earnings (loss) per share available to common stockholders - basic	$3.54	$(0.33)	$3.87	1,164%

Earnings (loss) per share available to common stockholders - diluted	$2.94	$(0.33)	$3.27	998%

Revenues

	For the Three Months Ended March 31,
			Increase	%
	2015	2014	(Decrease)	Change
Gain on sale of loans, net	$37,398	$4,573	$32,825	718%
Real estate services fees, net	2,742	3,679	(937)	(25)
Servicing income, net	635	1,569	(934)	(60)
Loss on mortgage servicing rights	(6,568)	(977)	(5,591)	(572)
Other revenues	136	1,385	(1,249)	(90)
Total revenues	$34,343	$10,229	$24,114	236%

For the three months ended March 31, 2015, results of operation include the operations of CCM, but do not reflect certain accounting adjustments that will be included in future periods, but were not required to be included in the 2015 first quarter, since the acquisition did not close until March 31, 2015.  Such adjustments include accretion (or imputed interest) related to the estimated future contingent earn-out liability, amortization of intangible assets recorded in connection with the acquisition and possible adjustments to the contingent earn-out liability that may arise as a result of future actual operations differing from projected operations.

Gain on sale of loans, net.  For the three months ended March 31, 2015, gain on sale of loans, net were $37.4 million compared to $4.6 million in the comparable 2014 period. The $32.8 million increase is primarily related to a $41.2 million increase in premiums received from the sale of mortgage loans, an $18.6 million increase in premiums from servicing retained loan sales, a $10.4 million increase in mark-to-market gains and a $7.2 million increase in realized and unrealized net gains on derivative financial instruments, partially offset by $44.0 million increase in net direct loan origination expenses and a $612 thousand increase in provision for repurchases.

The overall increase in gain on sale of loans, net was due to increased gain on sale margins associated with $2.4 billion and $2.1 billion of loans originated and sold, respectively, during the three months ended March 31, 2015, as compared to $353.1 million and $379.4 million of loans originated and sold, respectively, during the same period in 2014.  The increase was predominantly due to the first quarter acquisition of CCM which generated $1.5 billion in loan originations.  Margins increased to approximately 155 bps for the three months ended March 31, 2015 as compared to 130 bps for the same period in 2014 due to the acquisition of CCM and a higher concentration of retail loans which have higher margins.  However, in the first quarter of 2015, gain on sale of loans, net included increased loan origination costs related to the acquisition of CCM.  Beginning in the second quarter of 2015, the operations of CCM will be consolidated with our mortgage lending segment, therefore, the operating expenses of CCM will be included in personnel and general, administrative, and other expense, which should increase our gain on sale margins and correspondingly increase our operating expenses.

Real estate services fees, net.  For the three months ended March 31, 2015, real estate services fees, net were $2.7 million compared to $3.7 million in the comparable 2014 period. The $937 thousand decrease was primarily the result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio.

Servicing income, net.  For the three months ended March 31, 2015, servicing income, net was $635 thousand compared to $1.6 million in the comparable 2014 period.  The decrease in servicing income, net was the result of the servicing portfolio decreasing 28% to an average balance of $2.1 billion for the three months ended March 31, 2015 as compared to an average balance of $2.9 billion for the three months ended March 31, 2014.  The decrease in the average balance was due to servicing sales in the first quarter of 2015 of approximately $1.6 billion.

Loss on mortgage servicing rights.  For the three months ended March 31, 2015, loss on mortgage servicing rights was $6.6 million compared to $977 thousand in the comparable 2014 period. For the three months ended March 31, 2015, loss on mortgage servicing rights was primarily the result of a ($3.1) million change in fair value of mortgage servicing rights due to a decrease in interest rates during the period coupled with a $3.5 million loss on sale of servicing primarily due to FHA dropping its required mortgage insurance premium by 0.50% in January 2015 as compared to a loss of $961 thousand for the same period in 2014.

Other revenues.  For the three months ended March 31, 2015, other revenue was $136 thousand compared to $1.4 million for the comparable 2014 period.  The decrease in other revenue was primarily due to the sale of AmeriHome during the first quarter of 2014 resulting in a $1.2 million gain.

Expenses

	For the Three Months Ended March 31,
			Increase	%
	2015	2014	(Decrease)	Change
Personnel expense	$11,490	$9,460	$2,030	21%
General, administrative and other	5,651	5,468	183	3
Total expenses	$17,141	$14,928	$2,213	15%

In accordance with the purchase agreement, from the beginning of January 2015 until the March 31, 2015 closing date of the CCM acquisition, IMC received all of the net earnings of CCM’s mortgage loan transactions, however a majority of the net earnings were paid to the seller as an earn-out payment as part of the purchase price.  IMC reimbursed CashCall for all mortgage loan origination costs including personnel and other operating costs.  Prior to the March 31, 2015 closing date, IMC recorded these expenses as loan origination costs within gain on sale of loans, net.

Total expenses were $17.1 million for the three months ended March 31, 2015, compared to $14.9 million for the comparable period of 2014. Personnel expense increased $2.0 million to $11.5 million for the three months ended March 31, 2015.  The increase is primarily due to the addition of new sales personnel in the wholesale and correspondent division as compared to the first quarter of 2014.  This increase does not include the increase in personnel related costs from the acquisition of CCM as those costs will be recorded beginning in the second quarter of 2015 as a result of the consolidation of CCM on the March 31, 2015 acquisition date.  Beginning in the second quarter of 2015, personnel related costs from CCM will be included within their respective expense line.

As part of a review of the overall compensation and retention structure of the executive management team, the Company discovered that a retention plan created three years ago to retain key executives included an aspect associated with the financing of premiums on a life insurance benefit that may be inconsistent with the requirements of the Sarbanes-Oxley Act.  However, the Company is taking all steps necessary to insure that the retention plan is in compliance with the Sarbanes-Oxley Act.

General, administrative and other expenses increased to $5.7 million for the three months ended March 31, 2015, compared to $5.5 million for the same period in 2014. The increase was primarily related to a $775 thousand increase in legal and professional fees partially offset by a $533 thousand decrease in occupancy expense.  The decrease in occupancy expense is due to a non-cash lease impairment charge of $548 thousand during the first quarter of 2014.  Additionally, as previously discussed, general, administrative and other costs do not include any costs from CCM as CCM’s operations were not consolidated until the March 31, 2015 acquisition date.  The costs were booked as loan acquisition costs within gain on sale of loans, net during the first quarter of 2015.  Beginning in the second quarter of 2015, general, administrative and other costs from CCM will be recorded within their respective expense line.

Net Interest Income (Expense)

We earn net interest income primarily from mortgage assets which include securitized mortgage collateral, loans held-for-sale, finance receivables and investment securities available-for-sale, or collectively, “mortgage assets,” and, to a lesser extent, interest income earned on cash and cash equivalents. Interest expense is primarily interest paid on borrowings secured by mortgage assets, which include securitized mortgage borrowings and warehouse borrowings and to a lesser extent, interest expense paid on long-term debt, Convertible Notes, short-term structured debt and line of credit. Interest income and interest expense during the period primarily represents the effective yield, based on the fair value of the trust assets and liabilities.

The following tables summarize average balance, interest and weighted average yield on interest-earning assets and interest-bearing liabilities, for the periods indicated. Cash receipts and payments on derivative instruments hedging interest rate risk related to our securitized mortgage borrowings are not included in the results below. These cash receipts and payments are included as a component of the change in fair value of net trust assets.

	For the Three Months Ended March 31,
	2015			2014
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Securitized mortgage collateral	$5,180,311	$69,282	5.35%	$5,477,334	$71,083	5.19%
Mortgage loans held-for-sale	288,481	2,631	3.65%	85,040	924	4.35%
Finance receivables	84,050	687	3.27%	—	—	0.00%
Other	4,530	8	0.71%	10,601	14	0.53%
Total interest-earning assets	$5,557,372	$72,608	5.23%	$5,572,975	$72,021	5.17%

LIABILITIES
Securitized mortgage borrowings	$5,177,496	$67,124	5.19%	$5,476,715	$70,048	5.12%
Warehouse borrowings (1)	360,580	2,750	3.05%	80,145	746	3.72%
Long-term debt	22,341	960	17.19%	16,553	1,111	26.85%
Convertible Notes	20,000	388	7.76%	20,000	387	7.74%
Short-term structured debt	5,217	104	7.97%	—	—	0.00%
Short-term borrowing	3,222	173	21.48%	—	—	0.00%
Other	3,178	51	6.42%	1,501	42	11.19%
Total interest-bearing liabilities	$5,592,034	$71,550	5.12%	$5,594,914	$72,334	5.17%

Net Interest Spread (2)		$1,058	0.11%		$(313)	0.00%
Net Interest Margin (3)			0.08%			-0.02%

(1)         Warehouse borrowings include the borrowings from mortgage loans held-for-sale and finance receivables.

(2)         Net interest spread is calculated by subtracting the weighted average yield on interest-bearing liabilities from the weighted average yield on interest-earning assets.

(3)         Net interest margin is calculated by dividing net interest spread by total average interest-earning assets.

Net interest spread increased $1.4 million for the quarter ended March 31, 2015 primarily attributable to an increase in the net interest spread on the long-term mortgage portfolio due to increases in yields between periods on securitized mortgage collateral and securitized mortgage borrowings. an increase in the net interest spread between loans held-for-sale and finance receivables and their related warehouse borrowings and a decrease in interest expense on the long-term debt.  Offsetting the increase in net spread was an increase in interest expense from the issuance of the short-term structured debt and short-term borrowing. As a result, net interest margin increased to 0.08% for the three months ended March 31, 2015 from (0.02%) for the three months ended March 31, 2014.

During the quarter ended March 31, 2015, the yield on interest-earning assets increased to 5.23% from 5.17% in the comparable 2014 period. The yield on interest-bearing liabilities decreased to 5.12% for the quarter ended March 31, 2015 from 5.17% for the comparable 2014 period. In connection with the fair value accounting for investment securities available-for-sale, securitized mortgage collateral and borrowings and long-term debt, interest income and interest expense is recognized using effective yields based on estimated fair values for these instruments. The increase in yield for securitized mortgage collateral and securitized mortgage borrowings is primarily related to a slight deterioration in the 2006 and 2007 vintage as compared to the previous period. The decrease in prices for these vintages caused the overall yields to increase.  Partially offsetting the increase in overall yields was improved pricing and lower yields on the earlier vintages.  The result was an improvement in net interest income and cash flows in the earlier vintage trusts which include our residual interests.

Change in the fair value of long-term debt.

Change in the fair value of long-term debt resulted in a loss of $7.1 million for the three months ended March 31, 2015, compared to a loss of $650 thousand for the comparable 2014 period as a result of the increase in the estimated fair value of long-term debt. The increase in the estimated fair value of long-term debt was primarily the result of a decrease in the discount rate attributable to an improvement in our own credit risk profile, improvement in our financial condition and results of operations from the mortgage lending segment including the acquisition of CCM as well as a decrease in forward LIBOR interest rates during the first quarter of 2015 as compared to 2014. Long-term debt (consisting of trust preferred securities and junior subordinated notes) is measured based upon an analysis prepared by the Company, which considers the Company’s own credit risk and discounted cash flow analyses. Improvements in financial results and financial condition of the Company in the future could result in additional increases in the estimated fair value of the long-term debt, while a deterioration in financial results and financial condition could result in a decrease in the estimated fair value of the long-term debt.

Change in fair value of net trust assets, including trust REO gains (losses)

	For the Three Months
	Ended March 31,
	2015	2014
Change in fair value of net trust assets, excluding REO	$1,794	$(3,043)
(Losses) gains from REO	(2,670)	6,081
Change in fair value of net trust assets, including trust REO (losses) gains	$(876)	$3,038

The change in fair value related to our net trust assets (residual interests in securitizations) was a loss of $876 thousand for the quarter ended March 31, 2015, compared to a gain of $3.0 million in the comparable 2014 period. The change in fair value of net trust assets, including REO was due to $1.8 million in gains from changes in fair value of securitized mortgage borrowings, securitized mortgage collateral and investment securities available-for-sale primarily associated with lower interest rates. Additionally, the NRV of REO decreased $2.7 million during the period attributed to higher expected loss severities on properties held in the long-term mortgage portfolio during the period.

The change in fair value related to our net trust assets (residual interests in securitizations) was a gain of $3.0 million for the quarter ended March 31, 2014. The change in fair value of net trust assets, including REO was due to $3.0 million in losses from changes in fair value of securitized mortgage borrowings, securitized mortgage collateral and investment securities available-for-sale primarily associated with updating assumptions of increased collateral losses in the future and higher interest rates. Offsetting the loss was a $6.1 million increase in NRV of REO during the period attributed to lower expected loss severities on properties held in the long-term mortgage portfolio during the period.

Income Taxes

For the three months ended March 31, 2015, we recorded a benefit of $23.7 million primarily the result of reversal of valuation allowance partially offset by federal alternative minimum tax (AMT), amortization of the deferred charge and state income taxes from states where we do not have net operating loss carryforwards or state minimum taxes, including AMT. For the three months ended March 31, 2014, we  recorded an expense of $0.3 million primarily related to alternative minimum taxes associated with taxable income generated from the sale of AmeriHome and mortgage servicing rights.

As of December 31, 2014, we had estimated federal and California net operating loss (NOL) carryforwards of approximately $495.9 million and $427.3 million, respectively. Federal and state net operating loss carryforwards begin to expire in 2027 and 2018, respectively.

Based on pretax income of $10.3 million, the expected tax expense would be $4.1 million at an effective rate of 40%.  However, we utilized $3.7 million in available NOL’s by offsetting tax expense for the period with a reversal of the valuation allowance.  Additionally, based on the weight of available evidence at March 31, 2015, we determined that it was more likely than not that we would generate sufficient taxable income in future periods to utilize a portion of our net deferred tax asset.

As of December 31, 2014, we had deferred tax assets of $163.2 million which we recorded a full valuation allowance against.  During the first quarter of 2015, with the aforementioned acquisition of CCM, we significantly expanded our mortgage lending operations and profitability.  As of March 31, 2015, in part because of the earnings of CCM during the first quarter of 2015, current year projected earnings, future projected earnings as well as the historical earnings of CCM, management determined that sufficient positive evidence exists to conclude that it is more likely than not that deferred taxes of $24.4 million are realizable, and therefore, reduced the valuation allowance accordingly.

Results of Operations by Business Segment

We have three primary operating segments: Mortgage Lending, Real Estate Services and Long-Term Mortgage Portfolio. Unallocated corporate and other administrative costs, including the cost associated with being a public company, are presented in Corporate. Segment operating results are as follows:

Mortgage Lending

	For the Three Months Ended March 31,
			Increase	%
	2015	2014	(Decrease)	Change
Gain on sale of loans, net	$37,398	$4,573	$32,825	718%
Servicing income, net	635	1,569	(934)	(60)
Loss on mortgage servicing rights	(6,568)	(977)	(5,591)	(572)
Other	17	1,216	(1,199)	(99)
Total revenues	31,482	6,381	25,101	393

Other income	368	156	212	136

Personnel expense	(11,055)	(6,585)	(4,470)	(68)
General, administrative and other	(2,260)	(2,477)	217	9
Net earnings (loss) before income taxes	$18,535	$(2,525)	$21,060	834%

For the quarter ended March 31, 2015, gain on sale of loans, net were $37.4 million or 1.55% compared to $4.6 million or 1.30% in the comparable 2014 period. The $32.8 million increase is primarily related to a $41.3 million increase in premiums received from the sale of mortgage loans, an $18.6 million increase in premiums from servicing retained loan sales, a $10.4 million increase in mark-to-market gains and a $7.2 million increase in realized and unrealized net gains on derivative financial instruments, partially offset by $44.3 million increase in net direct loan origination expenses and a $315 thousand increase in provision for repurchases.

The overall increase in gain on sale of loans, net was due to increased gain on sale margins associated with $2.4 billion and $2.1 billion of loans originated and sold, respectively, during the three months ended March 31, 2015, as compared to $353.1 million and $379.4 million of loans originated and sold, respectively, during the same period in 2014.  The increase was predominantly due to the first quarter acquisition of CCM which generated $1.5 billion in loan originations.  Margins increased to approximately 155 bps for the three months ended March 31, 2015 as compared to 130 bps for the same period in 2014 due to the acquisition of CCM and a higher concentration of retail loans which have higher margins.  However, in the first quarter of 2015, gain on sale of loans, net included increased loan origination costs related to the acquisition of CCM.  Beginning in the second quarter of 2015, the operations of CCM will be consolidated with our mortgage lending segment, therefore, the operating expenses of CCM will be included in personnel and general, administrative, and other expense, which should increase our gain on sale margins and increase our operating expenses.

For the quarter ended March 31, 2015, servicing income, net was $635 thousand compared to $1.6 million in the comparable 2014 period.  The decrease in servicing income, net was the result of the servicing portfolio decreasing 28% to an average balance of $2.1 billion for the three months ended March 31, 2015 as compared to an average balance of $2.9 billion for the three months ended March 31, 2014.  The decrease in the average balance was due to servicing sales in the first quarter of 2015 of approximately $1.6 billion.

For the three months ended March 31, 2015, loss on mortgage servicing rights was $6.6 million compared to $977 thousand in the comparable 2014 period. For the three months ended March 31, 2015, loss on mortgage servicing rights was primarily the result of a ($3.1) million change in fair value of mortgage servicing rights due to a decrease in interest rates during the period coupled with a $3.5 million loss on sale of servicing primarily due to FHA dropping its required mortgage insurance premium by 0.50% in January as compared to a loss of $961 thousand for the same period in 2014.

Personnel expense increased $4.5 million to $11.1 million for the three months ended March, 2015.  The increase is primarily due to the addition of new sales personnel by IMH in the wholesale and correspondent division as compared to the first quarter of 2014.  Additionally, the growth of the mortgage lending division resulted in increased allocations of certain corporate costs. These increases do not include the increase in personnel related costs from the acquisition of CCM as those costs were booked as loan acquisition costs within gain on sale of loans, net during the first quarter of 2015.  Beginning in the second quarter of 2015, personnel related costs from CCM will be recorded within their respective expense line.  The average number of mortgage lending employees increased to 213 in the first quarter of 2015 as compared to 176 during the same period in 2014.

For the three months ended March 31, 2015, other revenue was $17 thousand compared to $1.2 million for the comparable 2014 period.  The decrease in other revenue was primarily due to the sale of AmeriHome during the first quarter of 2014 resulting in a $1.2 million gain.

Real Estate Services

	For the Three Months Ended March 31,
			Increase	%
	2015	2014	(Decrease)	Change
Real estate services fees, net	$2,742	$3,679	$(937)	(25)%

Other income	—	1	(1)	(100)

Personnel expense	(1,453)	(1,218)	(235)	(19)
General, administrative and other	(202)	(304)	102	34
Net earnings before income taxes	$1,087	$2,158	$(1,071)	(50)%

For the quarter ended March 31, 2015, real estate services fees, net were $2.7 million compared to $3.7 million in the comparable 2014 period. The $937 thousand decrease in real estate services fees, net was the result of a $420 thousand decrease in loss mitigation fees, a $310 thousand decrease in real estate services and a $207 thousand decrease in real estate and recovery fees.

For the quarter ended March 31, 2015, personnel expense increased to $1.5 million as compared to $1.2 million for the comparable 2014 period. The $235 thousand increase is primarily related to an increase in personnel and related expenses as well as certain allocated corporate costs.

Long-term Mortgage Portfolio

	For the Three Months Ended March 31,
			Increase	%
	2015	2014	(Decrease)	Change
Other revenue	$61	$169	(108)	(64)%

Personnel expense	(7)	(91)	(84)	(92)
General, administrative and other	(104)	(150)	(46)	(31)
Total expenses	(111)	(241)	130	54

Net interest income (expense)	1,201	(69)	1,270	1841
Change in fair value of long-term debt	(7,116)	(650)	(6,466)	(995)
Change in fair value of net trust assets, including trust REO (losses) gains	(876)	3,038	(3,914)	(129)
Total other (expense) income	(6,791)	2,319	(9,110)	(393)
Net (loss) earnings before income taxes	$(6,841)	$2,247	$(9,088)	(404)%

For the three months ended March 31, 2015, other revenue totaled $61 thousand as compared to $169 thousand for the comparable 2014 period. The $108 thousand decrease is primarily due to a $73 thousand decrease in investment earnings and a $35 thousand decrease in master servicing revenue earned on the long-term mortgage portfolio.

For the three months ended March 31, 2015, personnel expense was $7 thousand as compared to $91 thousand for the comparable 2014 period. The $84 thousand decrease in personnel expense was primarily due to a decrease in allocated personnel expenses associated with ongoing activities in the long-term mortgage portfolio associated with a decline in loans and balances of the long-term mortgage portfolio.

For the three months ended March 31, 2015, net interest income totaled $1.2 million as compared to an expense of $69 thousand for the comparable 2014 period. Net interest income increased $1.3 million for the quarter ended March 31, 2015 primarily attributable to a $1.1 million increase in net interest spread on the long-term mortgage portfolio due to an improvement in net interest income and cash flows in the earlier vintage trusts which include our residual interests. Additionally, net interest income increased $151 thousand due to a decrease in interest expense on the long-term debt.

Change in the fair value of long-term debt was a loss of $7.1 million for the three months ended March 31, 2015, compared to a loss of $650 thousand for the comparable 2014 period as a result of the increase in the estimated fair value of long-term debt. The increase in the estimated fair value of long-term debt was primarily the result of a decrease in the discount rate attributable to an improvement in our own credit risk profile due to our financial condition and results of operations from the mortgage lending segment including the acquisition of CCM as well as a decrease in forward LIBOR interest rates during the first quarter of 2015 as compared to 2014.

The change in fair value related to our net trust assets (residual interests in securitizations) was a loss of $876 thousand for the quarter ended March 31, 2015, compared to a gain of $3.0 million in the comparable 2014 period. The change in fair value of net trust assets, including REO was due to $1.8 million in gains from changes in fair value of securitized mortgage borrowings, securitized mortgage collateral and investment securities available-for-sale primarily associated with lower interest rates. Additionally, the NRV of REO decreased $2.7 million during the period attributed to higher expected loss severities on properties held in the long-term mortgage portfolio during the period.

Corporate

The corporate segment includes all compensation applicable to the corporate services groups, public company costs, unused office space as well as debt expense related to the Convertible Notes and capital leases. This corporate services group supports all operating segments. A portion of the corporate services costs is allocated to the operating segments. The costs associated with being a public company, unused space as well as the interest expense related to the 2013 Convertible Notes and capital leases are not allocated to our other segments and remain in this segment.

	For the Three Months Ended March 31,
			Increase	%
	2015	2014	(Decrease)	Change
Interest expense	$(511)	$(401)	(110)	(27)
Other expenses	(2,002)	(4,103)	2,101	51
Net loss before income taxes	$(2,513)	$(4,504)	$1,991	44%

For the three months ended March 31, 2015, interest expense increased to $511 thousand as compared to $401 thousand for the comparable 2014 period. The increase was primarily due to a $104 thousand increase in interest expense from the short-term structured debt agreement entered into in December 2014.

For the three months ended March 31, 2015, expenses decreased to $2.0 million as compared to $4.1 million for the comparable 2014 period. The decrease was primarily due to a $2.4 million increase in allocated corporate expenses and a $434 thousand reduction in occupancy expense.   The growth of the mortgage lending division resulted in increased allocations of certain corporate costs due to increased headcount. The decrease in occupancy expense is due to a non-cash lease impairment charge of $548 thousand during the first quarter of 2014.  Partially offsetting the decrease was a $498 thousand increase in legal and professional fees.  The combination of items resulted in a net decrease in expenses recorded in the corporate segment.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The legal matters summarized below are ongoing and may have an effect on the Company’s business and future financial condition and results of operations:

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

Please refer to IMH’s report on Form 10-K for the year ended December 31, 2014 for a description of litigation and claims.

ITEM 1A:  RISK FACTORS

We may not realize all of the anticipated benefits of our acquisition, which could adversely affect our business, financial condition and results of operations.

We have recently expanded our business through the acquisition of CCM. Our ability to realize the anticipated benefits of this acquisition will depend, in part, on our ability to integrate the CCM platform and business with our business. The process of integrating the platform may disrupt our business and may not result in the full benefits expected. The risks associated with acquisitions include, among others:

•                  unanticipated issues in integrating information, communications and other systems;

•                  unanticipated incompatibility of purchasing, logistics, marketing and administration methods;

•                  direct and indirect costs and liabilities;

•                  not retaining key employees;

•                  the diversion of management’s attention from ongoing business concerns; and

•                  the inability to make contingent consideration payments to the seller due to lack of cash or the ability to borrow the needed cash, which could result in a default to the seller.

Moreover, the acquisition of the CCM platform may not contribute to our revenues or earnings to any material extent, and cost savings and synergies we expect at the time of an acquisition may not be realized once the acquisition has been completed. If we inappropriately value the assets we acquire or the value of the assets we acquire declines after we acquire them, the resulting charges may negatively affect the carrying value of the assets on our balance sheet and our earnings. Furthermore, if we incur additional indebtedness to finance the acquisition, the acquired business may not be able to generate sufficient cash flow to service that additional indebtedness. An unsuitable or unsuccessful acquisition could materially and adversely affect our business, financial condition and results of operations.

The Company has deferred tax assets that it may not be able to use under certain circumstances.

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Our deferred tax assets, net of valuation allowances, totaled approximately $24.4 million at March 31, 2015. Significant judgment is required in determining our provision for income taxes. We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. If we are unable to generate sufficient future taxable income, if there is a material change in the actual effective tax rates, if there is a change to the time period within which the underlying temporary differences become taxable or deductible, then we could be required to increase our valuation allowance against our deferred tax assets, which could result in a material increase in our effective tax rate and an adverse impact on future operating results.

In addition, changes in tax laws or tax rulings could materially affect our financial position and results of operations. We are also subject to ongoing tax audits in various jurisdictions, the outcomes of which could result in the assessment of additional taxes. Our effective tax rate in the future could be adversely affected by changes in the mix of earnings in states with differing statutory tax rates, the changes in the valuation of deferred tax assets and liabilities and changes in tax laws and regulations.

Our Annual Report on Form 10-K for the year ended December 31, 2014 includes a detailed discussion of our risk factors.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:  MINE SAFETY DISCLOSURES

None.

ITEM 5:  OTHER INFORMATION

On January 22, 2015, the Company entered into with Richard H. Pickup, as trustee of the RHP Trust dated May 31, 2011, as amended and restated, a stockholder of the Company, a $5.0 million short-term borrowing secured by Ginnie Mae servicing rights with an interest rate of 15% and transaction costs of $50,000. The balance was repaid in March 2015.

Note Purchase Agreement and Convertible Promissory Notes

On May 8, 2015, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with the purchasers named therein (the “Noteholders”), whereby the Company issued  $25 million in original aggregate principal amount of Convertible Promissory Notes Due 2020 (the “Notes”). The Notes mature on or before May 9, 2020 and accrue interest at a rate of 7.5% per annum, to be paid quarterly.  The Notes carry an additional penalty interest rate of 2% per annum upon an event of default.  Interest is computed on the basis of a 360 day year of twelve (12) months each comprised of thirty (30) days.  The Notes may not be prepaid, in whole or in part, by the Company without the prior written consent of the Noteholders.  The Notes contain customary affirmative and negative covenants of the Company, including covenants not to incur certain indebtedness that is not subordinated and not to make optional payments on its indebtedness (other than on the Notes) or amend material indebtedness in a manner that is adverse in any material manner to the Noteholders.

Noteholders may convert at any time after January 1, 2016 all or a portion of the outstanding principal amount of the Notes into shares of the Company’s Common Stock (“Conversion Shares”) at a rate of $21.50 per share, subject to adjustment for stock splits and dividends (the “Conversion Price”). The Company has the right to convert the entire outstanding principal of the Notes into Conversion Shares at the Conversion Price if the market price per share of the Common Stock, as measured by the average volume-weighted closing stock price per share of the Common Stock on the NYSE MKT (or any other U.S. national securities exchange then serving as the principal such exchange on which the shares of Common Stock are listed) for any twenty (20) trading days in any period after in any period after January 1, 2016 of thirty (30) consecutive trading days, reaches the level of $30.10.  Upon conversion of the Notes by the Company, the entire amount of accrued and unpaid interest (and all other amounts owing) under the Notes are immediately due and payable.  Furthermore, if the conversion of the Notes by the Company occurs prior to the third anniversary of the Closing Date, then the entire amount of interest under the Notes through the third anniversary is immediately due and payable.  To the extent the Company pays any cash dividends on its shares of Common Stock prior to conversion of the Notes, upon conversion of the Notes, the Noteholders will also receive such dividends on an as-converted basis of the Notes less the amount of interest paid by the Company prior to such dividend.

Upon a change of control of the Company, the holders of a majority of the outstanding principal balance of the Notes have the right to either (a) cause all unpaid principal and accrued but unpaid interest and other amounts owing to become immediately due and payable in full, (b) cause the entire unpaid principal balance of the Notes to be converted into shares of the Common Stock at the Conversion Price then in effect, with the  entire amount of accrued but unpaid interest and other amounts owing under the Notes to be immediately due and payable in cash, or (c) cause the Notes to continue in full force and effect.  Pursuant to the terms of the Note Purchase Agreement, a change of control will occur when (a) any person, excluding the purchasers of the Notes, becomes the beneficial owner of more than 50% of the voting power of the Company and the purchasers of the Notes (along with certain related parties) at that time do not own a greater percentage of voting power, (b) the existing members of the Company’s board of directors cease to constitute a majority of the board of directors, or (c) all or substantially all of the assets as sold or a merger of the Company.

The Notes include customary events of default including: failure to pay principal on any Notes when due; failure to pay interest on the Notes for two business days after it becomes due; failure in the performance of any other covenant contained in the terms of the Notes for a period of thirty (30) days after written notice from any Noteholder; acceleration of other debt agreements representing in excess of $3 million of indebtedness at any one time; the entry of judgments in excess of $3 million against the Company and certain bankruptcy events.  Upon an event of default, holders of 66 2/3% of the aggregate unpaid principal balance of all outstanding Notes may declare the Notes immediately due and payable.

Unless an event of default has occurred and is continuing, each purchaser of the Notes agrees, for the three years after the closing date, to vote all Conversion Shares for each of the Company’s nominees for election to the Company’s board of directors and not to nominate any other candidate for election to the board of directors at any time within such three year period.

The securities described above were offered and sold pursuant to an exemption from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

Registration Rights

As part of the Note Purchase Agreement and in connection with the issuance of the Notes, the Company agreed to provide the Noteholders certain registration rights to have the Conversion Shares registered with the Securities and Exchange Commission for public resale until such time all securities are registered or may be sold pursuant to Rule 144 under the Securities Act within a three (3) month period. The Company agreed to file registration statements upon request by holders of a majority of the Conversion Shares. The Noteholders may make a request for long form registrations and short form registrations up to two and four times, respectively, and registration of other securities (other than the Company’s securities) will not be included without prior written consent from at least a majority of the registrable securities included in a registration. The Noteholders also have piggyback registration rights.

The description of the terms and conditions of the Note Purchase Agreement, the registration rights, and the Notes set forth herein do not purport to be complete and are qualified in their entirety by reference to the terms of the Note Purchase Agreement and the form of the Notes, as applicable, copies of which will filed as exhibits.

The Company entered into an Amended and Restated Asset Purchase Agreement with CashCall, Inc. dated May 11, 2015 and effective March 31, 2015 designating the Company as the purchaser.

The information set forth above is included herewith for the purpose of providing disclosure required under “Item 1.01 - Entry into a Material Definitive Agreement, “ “Item 2.03 - Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant,” and Item 3.02 - Unregistered Sales of Equity Securities of Form 8-K.

ITEM 6: EXHIBITS

(a)	Exhibits:
2.1

Amended and Restated Asset Purchase Agreement dated as of May 11, 2015 and effective as of March 31, 2015 among Impac Mortgage Holdings, Inc, Impac Mortgage Corp and CashCall, Inc. Schedules and exhibits are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted schedules or exhibits to the SEC upon request.

10.1	Master Repurchase Agreement dated January 22, 2015 with Richard H. Pickup, as Trustee of the RHP Trust dated May 31,2011, as amended and restated.
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release dated May 8, 2015.
101

The following materials from Impac Mortgage Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Cash Flows, and (4) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

May 14, 2015