Form 10-Q
period 2015-06-30
IMPAC MORTGAGE HOLDINGS INC
filed 2015-08-12
CIK 1000298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

There were 10,236,510 shares of common stock outstanding as of August 7, 2015.

IMPAC MORTGAGE HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1.                CONSOLIDATED FINANCIAL STATEMENTS

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Cash and cash equivalents	$34,152	$10,073
Restricted cash	3,840	2,420
Mortgage loans held-for-sale	391,198	239,391
Finance receivables	54,313	8,358
Mortgage servicing rights	44,244	24,418
Securitized mortgage trust assets	4,998,500	5,268,531
Goodwill	104,938	352
Intangible assets, net	32,073	—
Deferred tax asset, net	24,420	—
Other assets	36,648	25,029
Total assets	$5,724,326	$5,578,572

LIABILITIES
Warehouse borrowings	$422,522	$226,718
Short-term debt	—	6,000
Term financing	30,000	—
Convertible notes	45,000	20,000
Contingent consideration	91,407	—
Long-term debt	31,438	22,122
Securitized mortgage trust liabilities	4,980,659	5,251,307
Other liabilities	40,613	27,469
Total liabilities	5,641,639	5,553,616

Commitments and contingencies (See Note 16)

STOCKHOLDERS’ EQUITY
Series A-1 junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none issued or outstanding	—	—
Series B 9.375% redeemable preferred stock, $0.01 par value; liquidation value $16,640; 2,000,000 shares authorized, 665,592 noncumulative shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	7	7
Series C 9.125% redeemable preferred stock, $0.01 par value; liquidation value $35,127; 5,500,000 shares authorized; 1,405,086 noncumulative shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	14	14
Common stock, $0.01 par value; 200,000,000 shares authorized; 10,223,702 and 9,588,532 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	102	96
Additional paid-in capital	1,096,517	1,089,574
Net accumulated deficit:
Cumulative dividends declared	(822,520)	(822,520)
Retained deficit	(191,433)	(242,215)
Net accumulated deficit	(1,013,953)	(1,064,735)
Total stockholders’ equity	82,687	24,956
Total liabilities and stockholders’ equity	$5,724,326	$5,578,572

See accompanying notes to consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Revenues:
Gain on sale of loans, net	$48,346	$6,293	$85,744	$10,866
Real estate services fees, net	2,355	4,360	5,097	8,039
Servicing income, net	1,017	1,291	1,652	2,859
Loss on mortgage servicing rights	(2,790)	(1,564)	(9,358)	(2,541)
Other	156	121	293	1,507
Total revenues	49,084	10,501	83,428	20,730
Expenses:
Personnel expense	24,078	9,319	35,568	18,779
Business promotion	8,679	267	8,894	768
General, administrative and other	7,943	4,918	13,378	9,885
Accretion of contingent consideration	3,046	—	3,046	—
Change in fair value of contingent consideration	(11,326)	—	(11,326)	—
Total expenses	32,420	14,504	49,560	29,432
Operating income (loss):	16,664	(4,003)	33,868	(8,702)

Other income (expense):
Interest income	67,269	68,962	139,876	140,982
Interest expense	(66,310)	(69,058)	(137,860)	(141,391)
Change in fair value of long-term debt	(1,544)	226	(8,661)	(424)
Change in fair value of net trust assets, including trust REO (losses) gains	802	4,711	(74)	7,749
Total other income (expense)	217	4,841	(6,719)	6,916
Earnings (loss) before income taxes	16,881	838	27,149	(1,786)
Income tax expense (benefit)	71	756	(23,633)	1,098
Net earnings (loss)	$16,810	$82	$50,782	$(2,884)

Earnings (loss) per common share :
Basic	$1.65	$0.01	$5.13	$(0.31)
Diluted	$1.33	$0.01	$4.17	$(0.31)

See accompanying notes to consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Six Months
	Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$50,782	$(2,884)
Gain on sale of mortgage servicing rights	5,722	(1,182)
Change in fair value of mortgage servicing rights	3,636	3,723
Gain on sale of AmeriHome	—	(1,208)
Gain on sale of mortgage loans	(28,551)	(8,746)
Change in fair value of mortgage loans held-for-sale	(2,352)	(2,809)
Change in fair value of derivatives lending, net	(7,800)	(85)
Provision for repurchases	1,320	514
Origination of mortgage loans held-for-sale	(5,016,473)	(814,781)
Sale and principal reduction on mortgage loans held-for-sale	4,842,835	826,917
Losses (gains) from REO	2,463	(9,024)
Change in fair value of net trust assets, excluding REO	(4,583)	(1,327)
Change in fair value of long-term debt	8,661	424
Accretion of interest income and expense	76,555	93,418
Amortization of intangible and other assets	1,192	—
Accretion of contingent consideration	3,046	—
Change in fair value of contingent consideration	(11,326)	—
Amortization of debt issuance costs and discount on note payable	137	24
Stock-based compensation	513	810
Impairment of deferred charge	633	—
Change in deferred tax assets	(24,420)	—
Change in REO impairment reserve	1,402	6,307
Net change in restricted cash	(1,420)	(440)
Net change in other assets and liabilities	9,733	(1,818)
Net cash (used in) provided by operating activities	(88,295)	87,833

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in securitized mortgage collateral	302,662	305,305
Proceeds from the sale of mortgage servicing rights	23,550	18,153
Finance receivable advances to customers	(337,468)	(19,251)
Repayments of finance receivables	291,513	15,277
Net change in mortgages held-for-investment	45	3
Purchase of premises and equipment	249	(15)
Net principal change on investment securities available-for-sale	58	46
Acquisition of CashCall Mortgage	(5,000)	—
Payment of acquisition related contingent consideration	(24,905)	—
Proceeds from the sale of REO	14,685	18,467
Proceeds from the sale of AmeriHome	—	10,200
Net cash provided by investing activities	265,389	348,185

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of convertible notes	25,000	—
Issuance of term financing	30,000	—
Repayment of warehouse borrowings	(4,684,407)	(755,437)
Borrowings under warehouse agreement	4,880,211	747,030
Repayment of line of credit	(11,000)	(10,500)
Borrowings under line of credit	7,000	11,500
Repayment of short-term borrowing	(15,000)	—
Short-term borrowing	15,000	—
Repayment of securitized mortgage borrowings	(393,204)	(416,216)
Principal payments on short-term debt	(6,000)	—
Principal payments on capital lease	(401)	(370)
Capitalized debt issuance costs	(500)	—
Proceeds from exercise of stock options	286	32
Net cash used in financing activities	(153,015)	(423,961)

Net change in cash and cash equivalents	24,079	12,057
Cash and cash equivalents at beginning of period	10,073	9,969
Cash and cash equivalents at end of period	$34,152	$22,026

	For the Six Months
	Ended June 30,
	2015	2014
NON-CASH TRANSACTIONS:
Transfer of securitized mortgage collateral to real estate owned	$18,736	$16,456
Mortgage servicing rights retained from loan sales and issuance of mortgage backed securities	52,734	8,325
Acquisition related goodwill asset related to CashCall	104,586	—
Acquisition related intangible assets related to CashCall	33,122	—
Acquisition related contingent consideration liability related to CashCall	124,592	—
Common stock issued related to CashCall acquisition	6,150	—
Common stock issued upon legal settlement	—	1,948
Acquisition of equipment purchased through capital leases	413	453

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

Financial Statement Presentation

The accompanying unaudited consolidated financial statements of IMH and its subsidiaries (as defined above) have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These interim period condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the United States Securities and Exchange Commission (SEC).

All significant inter-company balances and transactions have been eliminated in consolidation. In addition, certain amounts in the prior periods’ consolidated financial statements have been reclassified to conform to the current period presentation.

Management has made a number of material estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these consolidated financial statements in conformity with GAAP. Material estimates subject to change include the fair value estimates of assets acquired and liabilities assumed in the acquisition of CCM as discussed in Note 2. — Acquisition of CashCall Mortgage.  Additionally, other items affected by such estimates and assumptions include the valuation of trust assets and trust liabilities, contingencies, the estimated obligation of repurchase liabilities related to sold loans, the valuation of long-term debt, mortgage servicing rights, mortgage loans held-for-sale and interest rate lock commitments. Actual results could differ from those estimates and assumptions.

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

Note 2.—Acquisition of CashCall Mortgage

On January 6, 2015, the Company entered into an Asset Purchase Agreement (the Asset Purchase Agreement) with CashCall, Inc. (CashCall) pursuant to which the Company agreed to purchase certain assets of CashCall’s residential mortgage operations. Upon closing, which occurred on March 31, 2015, CashCall’s mortgage operations began to operate as a separate division of IMC under the name CashCall Mortgage (CCM).  The transaction closed on March 31, 2015 upon meeting all closing conditions.  The shares were issued April 1, 2015.

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

If, during the four years following January 2, 2015, the Company sells all or substantially all of its assets or the assets of CCM, the division of IMC, or a person acquires 50% or more of the securities of the Company or IMC, then the Company will pay additional contingent consideration, subject to adjustment, to CashCall of 15% of the enterprise value (as defined in the Asset Purchase Agreement) in excess of $200 million plus an additional 5% of the enterprise value in excess of $500 million (Business Appreciation Rights).

During the six months ended June 30, 2015, consideration paid to CashCall, Inc. included $5.0 million cash and 494,017 shares of common stock of the Company valued at $6.2 million, pursuant to the fixed component of the Asset Purchase Agreement and $24.9 million pursuant to the earn-out provision.

The table below presents the purchase price allocation of the estimated acquisition date fair values of assets acquired and the liabilities assumed as of March 31, 2015.

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

The CCM acquisition was accounted for under the acquisition method of accounting pursuant to FASB Accounting Standards Codification (ASC) 805, Business Combinations.  The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the acquisition date.  The Company made significant estimates and exercised significant judgment in estimating fair values of the acquired assets and assumed liabilities.  The application of the acquisition method of accounting resulted in tax deductible goodwill of $104.6 million.  The acquisition closed on March 31, 2015; however, the effective date of the transaction was January 2, 2015.  From the effective date to the date of the close, IMC was entitled to and recognized the net earnings of the loans originated by CCM.  Acquisition related costs of $0.3 million were expensed as incurred.  The expenses were comprised primarily of legal and professional fees.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$49,084	$22,342	$101,828	$41,754
Other (expense) income	217	5,071	(6,509)	7,431
Expenses	(37,013)	(35,151)	(77,843)	(67,757)
Pretax net earnings (loss)	$12,288	$(7,738)	$17,476	$(18,572)

For the three and six months ended June 30, 2015, revenues from CCM were $33.8 million and $79.5 million, respectively.    For the three and six months ended June 30, 2015, expenses from operations were $21.5 million and $40.1 million, respectively.  During the first quarter of 2015, expenses related to CCM were included in gain on sale of loans, net in the consolidated statements of operations.

Note 3.—Mortgage Loans Held-for-Sale

A summary of the unpaid principal balance (UPB) of mortgage loans held-for-sale by type is presented below:

	June 30,	December 31,
	2015	2014
Government (1)	$150,179	$156,385
Conventional (2)	201,965	72,553
Other (3)	26,249	—
Fair value adjustment (4)	12,805	10,453
Total mortgage loans held-for-sale	$391,198	$239,391

(1)         Includes all government-insured loans including Federal Housing Administration (FHA), Veterans Affairs (VA) and United States Department of Agriculture (USDA).

(2)         Includes loans eligible for sale to Fannie Mae and Freddie Mac.

(3)         Includes ALT-QM and Jumbo loans.

(4)         Changes in fair value are included in the statements of operations.

Gain on mortgage loans held-for-sale (LHFS) is comprised of the following for the three and six months ended June 30, 2015 and 2014:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Gain on sale of mortgage loans	$64,821	$18,963	$119,813	$32,760
Premium from servicing retained loan sales	30,364	4,562	52,734	8,325
Unrealized (losses) gains from derivative financial instruments	(69)	423	7,799	85
Realized gains (losses) from derivative financial instruments	1,457	(3,972)	(1,705)	(6,143)
Mark to market (loss) gain on LHFS	(8,559)	2,270	2,352	2,809
Direct origination expenses, net	(38,921)	(15,467)	(93,929)	(26,225)
Provision for repurchases	(747)	(486)	(1,320)	(745)
Total gain on sale of loans, net	$48,346	$6,293	$85,744	$10,866

Note 4.—Mortgage Servicing Rights

The Company retains mortgage servicing rights (MSRs) from its sales of certain mortgage loans. MSRs are reported at fair value based on the income derived from the net projected cash flows associated with the servicing contracts. The Company receives servicing fees, less subservicing costs, on the UPB of the loans. The servicing fees are collected from the monthly payments made by the mortgagors or when the underlying real estate is foreclosed upon and liquidated. The Company may receive other remuneration from rights to various mortgagor-contracted fees such as late charges, collateral reconveyance charges, nonsufficient fund fees and the Company is generally entitled to retain the interest earned on funds held pending remittance (or float) related to its collection of mortgagor principal, interest, tax and insurance payments.

The following table summarizes the activity of MSRs for the six months ended June 30, 2015 and year ended December 31, 2014:

	June 30,	December 31,
	2015	2014
Balance at beginning of period	$24,418	$35,981
Additions from servicing retained loan sales	52,734	29,388
Reductions from bulk sales	(29,272)	(27,276)
Reduction from sale of AmeriHome	—	(7,446)
Changes in fair value (1)	(3,636)	(6,229)
Fair value of MSRs at end of period	$44,244	$24,418

(1)         Changes in fair value are included within loss on mortgage servicing rights in the consolidated statements of operations.

At June 30, 2015 and December 31, 2014, the outstanding principal balance of the mortgage servicing portfolio was comprised of the following:

	June 30,	December 31,
	2015	2014
Government insured	$812,037	$926,502
Conventional	3,223,667	1,333,853
Alt-QM	24,762	6,731
Total loans serviced	$4,060,466	$2,267,086

The table below illustrates hypothetical changes in fair values of MSRs, caused by assumed immediate changes to key assumptions that are used to determine fair value.  See Note 12.—Fair Value of Financial Instruments, for a description of the key assumptions used to determine the fair value of MSRs.

Mortgage Servicing Rights Sensitivity Analysis	June 30, 2015

Fair value of MSRs	$44,244

Prepayment Speed:
Decrease in fair value from 100 basis point (bp) adverse change	(1,725)
Decrease in fair value from 200 bp adverse change	(3,291)

Discount Rate:
Decrease in fair value from 100 bp adverse change	(1,673)
Decrease in fair value from 200 bp adverse change	(3,230)

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

Loss on mortgage servicing rights is comprised of the following for the three and six months ended June 30, 2015 and 2014:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Loss on sale of mortgage servicing rights	$(2,248)	$1,198	$(5,722)	$1,182
Change in fair value of mortgage servicing rights	(542)	(2,762)	(3,636)	(3,723)
Loss on mortgage servicing rights	$(2,790)	$(1,564)	$(9,358)	$(2,541)

During the three months ended June 30, 2015, the Company sold $1.2 billion in UPB of servicing at a loss of $2.2 million.  The Company also recorded a loss of $0.5 million for the change in fair value of mortgage servicing rights retained during the three months ended June 30, 2015.

The following is a summary of certain components of servicing income, net as reported in the Company’s consolidated statements of operations for the three and six months ended June 30, 2015 and 2014:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Contractual servicing fees	$1,595	$1,585	$2,688	$3,656
Late and ancillary fees	9	34	59	80

Note 5.—Goodwill and Intangible assets

Goodwill arises from the acquisition method of accounting for business combinations and represents the excess of the purchase price over the fair value of the net assets and other identifiable intangible assets acquired.  Other intangible assets with definite lives include trademarks, customer relationships, and non-compete agreements. In the first quarter of 2015, the Company acquired CCM and recorded $104.6 million of goodwill and intangible assets of $33.1 million consisting of $17.3 million for trademark, $10.2 million for customer relationships and $5.7 million for a non-compete agreement with the former owner of CCM. The purchase price allocation was prepared with the assistance of a 3rd party valuation firm.

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

Goodwill and other intangible assets deemed to have indefinite lives generated from purchase business combinations are not subject to amortization but are instead tested for impairment no less than annually.  Impairment exists when the carrying value of goodwill exceeds its implied fair value.  An impairment loss, if any, is measured as the excess of carrying value of the goodwill over the implied fair value of the goodwill and would be recorded in other expense in the consolidated statements of operations.  Intangible assets with definite lives are amortized over their estimated lives using an amortization method that reflects the pattern in which the economic benefits of the asset are consumed.

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

The following table presents the changes in the carrying amount of goodwill for the period indicated:

Balance at December 31, 2014	$352
Addition from CCM acquisition	104,586
Balance at June 30, 2015	$104,938

As part of the acquisition of CCM, the purchase price of the intangible assets the Company acquired are listed below:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Remaining Life
Intangible assets:
Trademark	$17,251	$(292)	$16,959	14.5
Customer relationships	10,170	(376)	9,794	6.5
Non-compete agreement	5,701	(381)	5,320	3.5
Total intangible assets acquired	$33,122	$(1,049)	$32,073

As part of the acquisition of CCM, the purchase price of other assets the Company acquired are listed below:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Remaining Life
Other assets:
Developed software	$2,719	$(143)	$2,576	4.5

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

The following table presents certain information on warehouse borrowings and related accrued interest for the periods indicated:

	Maximum	Balance Outstanding At
	Borrowing Capacity	June 30, 2015	December 31, 2014
Short-term borrowings:
Repurchase agreement 1	$150,000	$99,505	$64,907
Repurchase agreement 2	50,000	34,744	30,523
Repurchase agreement 3 (1)	—	—	24,012
Repurchase agreement 4 (2)	225,000	127,647	107,276
Repurchase agreement 5	150,000	77,776	—
Repurchase agreement 6	100,000	82,850	—
Total warehouse borrowings	$675,000	$422,522	$226,718

(1)         This line expired in April, 2015 and the Company replaced it with a $100.0 million facility, Repurchase agreement 6.

(2)         As of June 30, 2015, $54.3 million is attributable to financing facility advances made to the Company’s warehouse customers.

Note 7.—Term Financing

In June 2015, the Company and its subsidiaries, (IRES, IMC and Impac Warehouse Lending, Inc. (IWLI), collectively the (Borrowers)) entered into a Loan Agreement (Loan Agreement) with a lender (Lender) pursuant to which the Lender provided to the Borrowers a term loan in the aggregate principal amount of $30.0 million (Term Financing) due and payable on December 19, 2016, which may extend to December 18, 2017 at the Lender’s discretion.  In connection with the Term Financing, the Borrowers issued to the Lender a Term Note dated June 19, 2015.  The Lender may in its discretion make additional advances in an aggregate amount not to exceed $50.0 million (including amounts then outstanding).   The proceeds from the Term Financing were used to pay off the working capital line of credit with a national bank (approximately $4.0 million) and amounts under an existing master repurchase agreement with the Lender (approximately $3.2 million).   The Borrowers also paid the Lender an origination fee of $300 thousand.  Interest on the Term Financing is payable monthly and accrues at a rate of LIBOR plus 8.5% per annum.  Amounts under the Term Financing may be prepaid at any time without penalty or premium, provided, however, that any prepayments made within nine months of the closing date will be subject to, with certain exceptions, a prepayment premium equal to 50% of the then applicable interest rate multiplied by the amount of the prepayment.  The Borrowers are subject to mandatory prepayment on the Term Financing based on a borrowing base formula that includes amounts under outstanding warehouse facilities, market value of mortgage servicing rights and residual securities and certain mortgage loans.

The obligations of the Borrowers under the Loan Agreement are secured by assets and a pledge of all of the capital stock of the operating subsidiaries IRES, IMC and IWLI pursuant to a Security Agreement dated as of June 19, 2015 between the Borrowers and the Lender (Security Agreement).

The Term Financing is subject to customary affirmative and negative covenants of the Borrowers.    Upon an event of default, all outstanding amounts under the Term Financing may become immediately due and payable.  An event of default also occurs upon a change of control, which means acquisition of more than 25% of the common stock of the Company, more than 50% of the common stock of any other Borrower, or the ability to elect a majority of such Borrower’s directors or an event that triggers a violation of a change of control provision in any of the Borrowers’ warehouse facilities.

Note 8.—Convertible Notes

In April 2013, the Company entered into a Note Purchase Agreement with the purchasers named therein, whereby the Company issued $20.0 million in original aggregate principal amount of Convertible Promissory Notes Due 2018 (Convertible Notes). Note holders may convert all or a portion of the outstanding principal amount of the Convertible Notes to shares of IMH common stock at a rate of $10.875 per share, subject to adjustment for stock splits and dividends.  The Company has the right to force a conversion if the stock price of IMH common stock reaches $16.31 for 20 trading days in a 30 day consecutive period. The 2013 Convertible Notes mature on or before April 30, 2018 and accrue interest at a rate of 7.5% per annum, to be paid quarterly.

On May 8, 2015, the Company issued an additional $25.0 million Convertible Promissory Notes (2015 Convertible Notes). The 2015 Convertible Notes mature on or before May 9, 2020 and accrue interest at a rate of 7.5% per annum, to be paid quarterly.  Note holders may convert all or a portion of the outstanding principal amount of the 2015 Convertible Notes to shares of IMH common stock at a rate of $21.50 per share, subject to adjustment for stock splits and dividends.  The Company has the right to force a conversion if the stock price of IMH common stock reaches $30.10 for 20 trading days in a 30 day consecutive period.

Note 9.—Line of Credit Agreement

The Company had a $4.0 million working capital line of credit agreement with a national bank that had an  interest rate at a variable rate of one-month LIBOR plus 3.50%. The line of credit was unsecured. Under the terms of the agreement, the Company and its subsidiaries were required to maintain various financial and other covenants. As previously discussed, in June 2015, the Company used approximately $4.0 million of the proceeds from the Term Financing to fully satisfy the remaining amount due on the line of credit agreement and terminated the line.  At December 31, 2014, the outstanding balance under the line of credit was $4.0 million and was included in other liabilities on the consolidated balance sheets.

Note 10.—Short-Term Debt

Structured Debt

In December 2014, the Company entered into a $6.0 million short-term structured debt agreement using eight of the Company’s residual interests (net trust assets) as collateral. The Company received proceeds of $6.0 million and had transaction costs of approximately $60 thousand. The agreement had an interest rate of LIBOR plus 5.75% per annum, had a final repurchase date of June 29, 2015 and the Company had the right to repurchase the securities without penalty prior to the final repurchase date.  As previously discussed, in June 2015,  the Company used approximately $3.2 million of the proceeds from the Term Financing to satisfy fully the remaining amount due on the short-term structured debt agreement and the residuals held as collateral have been released to the Company.

Promissory Note

On April 27, 2015, the Company issued a $10.0 million short-term Promissory Note with an interest rate of 15% to the former owner of CCM. The balance was repaid in May 2015.

Note 11.—Securitized Mortgage Trusts

Trust Assets

Trust assets, which are recorded at fair value, are comprised of the following at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
Securitized mortgage collateral	$4,979,433	$5,249,639
Real estate owned	18,986	18,800
Investment securities available-for-sale	81	92
Total securitized mortgage trust assets	$4,998,500	$5,268,531

Trust Liabilities

Trust liabilities, which are recorded at fair value, are comprised of the following at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
Securitized mortgage borrowings	$4,977,150	$5,245,860
Derivative liabilities	3,509	5,447
Total securitized mortgage trust liabilities	$4,980,659	$5,251,307

Changes in fair value of net trust assets, including trust REO gains (losses) are comprised of the following for the three and six months ended June 30, 2015 and 2014:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Change in fair value of net trust assets, excluding REO	$596	$1,769	$2,389	$(1,275)
Gains (losses) from REO	206	2,942	(2,463)	9,024
Change in fair value of net trust assets, including trust REO (losses) gains	$802	$4,711	$(74)	$7,749

Note 12.—Fair Value of Financial Instruments

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

The following table presents the estimated fair value of financial instruments included in the consolidated financial statements as of the dates indicated:

	June 30, 2015				December 31, 2014
	Carrying	Estimated Fair Value			Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$34,152	$34,152	$—	$—	$10,073	$10,073	$—	$—
Restricted cash	3,840	3,840	—	—	2,420	2,420	—	—
Mortgage loans held-for-sale	391,198	—	391,198	—	239,391	—	239,391	—
Finance receivables	54,313	—	54,313	—	8,358	—	8,358	—
Mortgage servicing rights	44,244	—	—	44,244	24,418	—	—	24,418
Derivative assets, lending, net	9,752	—	1,346	8,406	2,884	—	—	2,884
Investment securities available-for-sale	81	—	—	81	92	—	—	92
Securitized mortgage collateral	4,979,433	—	—	4,979,433	5,249,639	—	—	5,249,639
Warrant	165	—	—	165	84	—	—	84

Liabilities
Warehouse borrowings	$422,522	$—	$422,522	$—	$226,718	$—	$226,718	$—
Short-term structured debt	—	—	—	—	6,000	—	—	6,000
Line of credit	—	—	—	—	4,000	—	4,000	—
Term financing	30,000	—	—	30,000	—	—	—	—
Contingent consideration	91,407	—	—	91,407	—	—	—	—
Convertible notes	45,000	—	—	45,000	20,000	—	—	20,000
Long-term debt	31,438	—	—	31,438	22,122	—	—	22,122
Securitized mortgage borrowings	4,977,150	—	—	4,977,150	5,245,860	—	—	5,245,860
Derivative liabilities, securitized trusts	3,509	—	—	3,509	5,447	—	—	5,447
Derivative liabilities, lending, net	—	—	—	—	930	—	930	—

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

Term financing is recorded at amortized cost. The estimated fair value is determined using a discounted cash flow model using estimated market rates.

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

As a result of the lack of observable market data resulting from inactive markets, the Company has classified its investment securities available-for-sale, securitized mortgage collateral and borrowings, net derivative liabilities, securitized trusts, long-term debt, interest rate lock commitments (IRLCs), mortgage servicing rights, warrant and contingent consideration as Level 3 fair value measurements. Level 3 assets and liabilities were 93% and 99% and 96% and 99%, respectively, of total assets and total liabilities measured at estimated fair value at June 30, 2015 and December 31, 2014.

Recurring Fair Value Measurements

The Company assesses the financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by ASC Topic 810. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the beginning of the reporting period. There were no material transfers between our Level 1 and Level 2 classified instruments during the three and six months ended June 30, 2015.

The following tables present the Company’s assets and liabilities that are measured at estimated fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option at June 30, 2015 and December 31, 2014, based on the fair value hierarchy:

	Recurring Fair Value Measurements
	June 30, 2015			December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investment securities available-for-sale	$—	$—	$81	$—	$—	$92
Mortgage loans held-for-sale	—	391,198	—	—	239,391	—
Derivative assets, lending, net (1)	—	1,346	8,406	—	—	2,884
Mortgage servicing rights	—	—	44,244	—	—	24,418
Warrant (2)	—	—	165	—	—	84
Securitized mortgage collateral	—	—	4,979,433	—	—	5,249,639
Total assets at fair value	$—	$392,544	$5,032,329	$—	$239,391	$5,277,117

Liabilities
Securitized mortgage borrowings	$—	$—	$4,977,150	$—	$—	$5,245,860
Derivative liabilities, securitized trusts (3)	—	—	3,509	—	—	5,447
Long-term debt	—	—	31,438	—	—	22,122
Contingent consideration	—	—	91,407	—	—	—
Derivative liabilities, lending, net (4)	—	—	—	—	930	—
Total liabilities at fair value	$—	$—	$5,103,504	$—	$930	$5,273,429

(1)         At June 30, 2015, derivative assets, lending, net included $8.4 million in IRLCs and $1.3 million in Hedging Instruments, associated with the Company’s mortgage lending operations, and is included in other assets in the accompanying consolidated balance sheets. At December 31, 2014, derivative assets, lending, net included $3.0 million in IRLCs associated with the Company’s mortgage lending operations, and is included in other assets in the accompanying consolidated balance sheets.

(2)         Included in other assets in the accompanying consolidated balance sheets.

(3)         At June 30, 2015 and December 31, 2014, derivative liabilities, securitized trusts, are included within trust liabilities in the accompanying consolidated balance sheets.

(4)         At December 31, 2014, derivative liabilities, lending, net are included in other liabilities in the accompanying consolidated balance sheets.

The following tables present reconciliations for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2015 and 2014:

	Level 3 Recurring Fair Value Measurements
	For the three months ended June 30, 2015
	Investment securities available-for-sale	Securitized mortgage collateral	Securitized mortgage borrowings	Derivative liabilities, net, securitized trusts	Mortgage servicing rights	Interest rate lock commitments, net	Long-term debt	Contingent consideration	Warrant
Fair value, March 31, 2015	$88	$5,110,983	$(5,109,133)	$(4,499)	$26,656	$12,769	$(29,646)	$(124,592)	$91
Total gains (losses) included in earnings:
Interest income (1)	3	13,071	—	—	—	—	—	—	—
Interest expense (1)	—	—	(50,331)	—	—	—	(248)	—	—
Change in fair value	6	22,257	(21,552)	(115)	(542)	(4,363)	(1,544)	8,280	74
Total gains (losses) included in earnings	9	35,328	(71,883)	(115)	(542)	(4,363)	(1,792)	8,280	74
Transfers in and/or out of Level 3	—	—	—	—	—	—	—	—	—
Purchases, issuances and settlements
Purchases	—	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	30,364	—	—	—	—
Settlements	(16)	(166,878)	203,866	1,105	(12,234)	—	—	24,905	—
Fair value, June 30, 2015	$81	$4,979,433	$(4,977,150)	$(3,509)	$44,244	$8,406	$(31,438)	$(91,407)	$165
Unrealized gains (losses) still held (2)	$81	$(1,190,093)	$3,327,569	$(3,225)	$44,244	$8,406	$39,325	$(91,407)	$165

(1)             Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. The net interest income, including cash received and paid, was $2.1 million for the three months ended June 30, 2015.  The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations is primarily from contractual interest on the securitized mortgage collateral and borrowings.

(2)             Represents the amount of unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held and reflected in the fair values at June 30, 2015.

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

	Level 3 Recurring Fair Value Measurements
	For the six months ended June 30, 2015
	Investment securities available-for- sale	Securitized mortgage collateral	Securitized mortgage borrowings	Derivative liabilities, net, securitized trusts	Mortgage servicing rights	Interest rate lock commitments, net	Long-term debt	Contingent consideration	Warrant
Fair value, December 31, 2014	$92	$5,249,639	$(5,245,860)	$(5,447)	$24,418	$2,884	$(22,122)	$—	$84
Total gains (losses) included in earnings:
Interest income (1)	7	30,789	—	—	—	—	—	—	—
Interest expense (1)	—	—	(106,697)	—	—	—	(656)	—	—
Change in fair value	39	20,403	(17,697)	(356)	(3,636)	5,522	(8,660)	8,280	81
Total gains (losses) included in earnings	46	51,192	(124,394)	(356)	(3,636)	5,522	(9,316)	8,280	81
Transfers in and/or out of Level 3	—	—	—	—	—	—	—	—	—
Purchases, issuances and settlements
Purchases	—	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	52,734	—	—	(124,592)	—
Settlements	(57)	(321,398)	393,104	2,294	(29,272)	—	—	24,905	—
Fair value, June 30, 2015	$81	$4,979,433	$(4,977,150)	$(3,509)	$44,244	$8,406	$(31,438)	$(91,407)	$165
Unrealized gains (losses) still held (2)	$81	$(1,190,093)	$3,327,569	$(5,063)	$44,244	$8,406	$39,325	$(91,407)	$165

(1)             Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. The net interest income, including cash received and paid, was $4.3 million for the six months ended June 30, 2015.  The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations is primarily from contractual interest on the securitized mortgage collateral and borrowings.

	Level 3 Recurring Fair Value Measurements
	For the six months ended June 30, 2014
	Investment securities available-for- sale	Securitized mortgage collateral	Securitized mortgage borrowings	Derivative liabilities, net, securitized trusts	Mortgage servicing rights	Interest rate lock commitments, net	Long-term debt
Fair value, December 31, 2013	$108	$5,494,152	$(5,492,371)	$(10,214)	$35,981	$913	$(15,871)
Total gains (losses) included in earnings:
Interest income (1)	13	20,956	—	—	—	—	—
Interest expense (1)	—	—	(113,127)	—	—	—	(1,260)
Change in fair value	16	317,394	(318,259)	(426)	(3,723)	2,171	(424)
Total (losses) gains included in earnings	29	338,350	(431,386)	(426)	(3,723)	2,171	(1,684)
Transfers in and/or out of Level 3	—	—	—	—	—		—
Purchases, issuances and settlements
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	8,325	—	—
Settlements	(46)	(321,761)	416,128	2,691	(24,417)	(11)	—
Fair value, June 30, 2014	$91	$5,510,741	$(5,507,629)	$(7,949)	$16,166	$3,073	$(17,555)
Unrealized gains (losses) still held (2)	$81	$(1,473,345)	$3,618,576	$(7,464)	$16,166	$3,073	$53,208

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

The following table presents quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring and non-recurring basis at June 30, 2015:

Financial Instrument	Estimated Fair Value	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average
Assets and liabilities backed by real estate
Investment securities available-for-sale,	$81	DCF	Discount rates	3.5 - 25.0%	5.1%
Securitized mortgage collateral, and	4,979,433		Prepayment rates	2.2 - 28.1%	5.8%
Securitized mortgage borrowings	(4,977,150)		Default rates	0.6 - 10.7%	2.8%
			Loss severities	5.4 - 62.5%	39.6%
Other assets and liabilities
Mortgage servicing rights	$44,244	DCF	Discount rate	9.5 - 12.5%	9.9%
			Prepayment rates	2.8 - 60.0%	9.3%
Derivative liabilities, net, securitized trusts	(3,509)	DCF	1M forward LIBOR	0.2 - 2.9%	N/A
Derivative assets - IRLCs, net	8,406	Market pricing	Pull -through rate	38.0 - 99.0%	81.8%
Long-term debt	(31,438)	DCF	Discount rate	15.0%	15.0%
Lease liability	(1,194)	DCF	Discount rate	12.0%	12.0%
Contingent consideration	(91,407)	DCF	Discount rate	15.0%	15.0%
			Margins	2.0 - 3.0%	2.7%
			Probability of outcomes (1)	10.0 - 60.0%	31.0%

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

The following tables present the changes in recurring fair value measurements included in net earnings (loss) for the three and six months ended June 30, 2015 and 2014:

	Recurring Fair Value Measurements
	Change in Fair Value Included in Net Earnings
	For the three months ended June 30, 2015
			Change in Fair Value of
	Interest Income (1)	Interest Expense (1)	Net Trust Assets		Long-term Debt	Other Revenue	Gain on sale of loans, net	Total
Investment securities available-for-sale	$3	$—	$6		$—	$—	$—	$9
Securitized mortgage collateral	13,071	—	22,257		—	—	—	35,328
Securitized mortgage borrowings	—	(50,331)	(21,552)		—	—	—	(71,883)
Derivative liabilities, net, securitized trusts	—	—	(115	)(2)	—	—	—	(115)
Long-term debt	—	(248)	—		(1,544)	—	—	(1,792)
Mortgage servicing rights (3)	—	—	—		—	(542)	—	(542)
Warrant	—	—	—		—	74	—	74
Contingent consideration	—	—	—		—	8,280	—	8,280
Mortgage loans held-for-sale	—	—	—		—	—	(8,559)	(8,559)
Derivative assets - IRLCs	—	—	—		—	—	(4,363)	(4,363)
Derivative liabilities - Hedging Instruments	—	—	—		—	—	4,294	4,294
Total	$13,074	$(50,579)	$596		$(1,544)	$7,812	$(8,628)	$(39,269)

(1)         Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.

(2)         Included in this amount is $939 thousand in changes in the fair value of derivative instruments, offset by $1.1 million in cash payments from the securitization trusts for the three months ended June 30, 2015.

(3)         Included in loss on mortgage servicing rights in the consolidated statements of operations.

	Recurring Fair Value Measurements
	Change in Fair Value Included in Net Loss
	For the three months ended June 30, 2014
			Change in Fair Value of
	Interest Income (1)	Interest Expense (1)	Net Trust Assets		Long-term Debt	Other Revenue	Gain on sale of loans, net	Total
Investment securities available-for-sale	$6	$—	$16		$—	$—	$—	$22
Securitized mortgage collateral	11,140	—	207,509		—	—	—	218,649
Securitized mortgage borrowings	—	(54,953)	(205,491)		—	—	—	(260,444)
Derivative liabilities, net, securitized trusts	—	—	(265	)(2)	—	—	—	(265)
Long-term debt	—	(546)	—		226	—	—	(320)
Mortgage servicing rights (3)	—	—	—		—	(2,762)	—	(2,762)
Mortgage loans held-for-sale	—	—	—		—	—	2,270	2,270
Derivative assets - IRLCs	—	—	—		—	—	1,658	1,658
Derivative liabilities - Hedging Instruments	—	—	—		—	—	(1,235)	(1,235)
Total	$11,146	$(55,499)	$1,769		$226	$(2,762)	$2,693	$(42,427)

(1)         Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.

(2)         Included in this amount is $1.1 million in change in the fair value of derivative instruments, offset by $1.4 million in cash payments from the securitization trusts for the three months ended June 30, 2014.

	Recurring Fair Value Measurements
	Change in Fair Value Included in Net Earnings
	For the six months ended June 30, 2015
			Change in Fair Value of
	Interest Income (1)	Interest Expense (1)	Net Trust Assets		Long-term Debt	Other Revenue	Gain on sale of loans, net	Total
Investment securities available-for-sale	$7	$—	$39		$—	$—	$—	$46
Securitized mortgage collateral	30,789	—	20,403		—	—	—	51,192
Securitized mortgage borrowings	—	(106,697)	(17,697)		—	—	—	(124,394)
Derivative liabilities, net, securitized trusts	—	—	(356	)(2)	—	—	—	(356)
Long-term debt	—	(656)	—		(8,660)	—	—	(9,316)
Mortgage servicing rights (3)	—	—	—		—	(3,636)	—	(3,636)
Warrant	—	—	—		—	81	—	81
Contingent consideration	—	—	—		—	8,280	—	8,280
Mortgage loans held-for-sale	—	—	—		—	—	2,352	2,352
Derivative assets - IRLCs	—	—	—		—	—	5,522	5,522
Derivative liabilities - Hedging Instruments	—	—	—		—	—	2,277	2,277
Total	$30,796	$(107,353)	$2,389	(4)	$(8,660)	$4,725	$10,151	$(67,952)

(1)         Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.

(2)         Included in this amount is $1.8 million in changes in the fair value of derivative instruments, offset by $2.2 million in cash payments from the securitization trusts for the six months ended June 30, 2015.

(3)         Included in loss on mortgage servicing rights in the consolidated statements of operations.

(4)         For the six months ended June 30, 2015, change in the fair value of net trust assets, excluding REO was $2.4 million.  Excluded from the $4.6 million change in fair value of net trust assets, excluding REO, in the accompanying consolidated statement of cash flows is $2.2 million in cash payments from the securitization trusts related to the Company’s net derivative liabilities.

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Loss
	For the six months ended June 30, 2014
			Change in Fair Value of
	Interest Income (1)	Interest Expense (1)	Net Trust Assets		Long-term Debt	Other Revenue	Gain on sale of loans, net	Total
Investment securities available-for-sale	$13	$—	$16		$—	$—	$—	$29
Securitized mortgage collateral	20,956	—	317,394		—	—	—	338,350
Securitized mortgage borrowings	—	(113,127)	(318,259)		—	—	—	(431,386)
Derivative liabilities, net, securitized trusts	—	—	(426	)(2)	—	—	—	(426)
Long-term debt	—	(1,260)	—		(424)	—	—	(1,684)
Mortgage servicing rights (3)	—	—	—		—	(3,723)	—	(3,723)
Mortgage loans held-for-sale	—	—	—		—	—	2,809	2,809
Derivative assets - IRLCs	—	—	—		—	—	2,171	2,171
Derivative liabilities - Hedging Instruments	—	—	—		—	—	(2,086)	(2,086)
Total	$20,969	$(114,387)	$(1,275	)(4)	$(424)	$(3,723)	$2,894	$(95,946)

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

(4)         For the six months ended June 30, 2014, change in the fair value of net trust assets, excluding REO was $(1.3) million.  Excluded from the $1.3 million change in fair value of net trust assets, excluding REO, in the accompanying consolidated statement of cash flows is $2.6 million in cash payments from the securitization trusts related to the Company’s net derivative liabilities.

The following is a description of the measurement techniques for items recorded at estimated fair value on a recurring basis.

Investment securities available-for-sale—Investment securities available-for-sale are carried at fair value. The investment securities consist primarily of non-investment grade mortgage-backed securities. The fair value of the investment securities is measured based upon the Company’s expectation of inputs that other market participants would use. Such assumptions include judgments about the underlying collateral, prepayment speeds, future credit losses, forward interest rates and certain other factors. Given the lack of observable market data as of June 30, 2015 and December 31, 2014 relating to these securities, the estimated fair value of the investment securities available-for-sale was measured using significant internal expectations of market participants’ assumptions. Investment securities available-for-sale is considered a Level 3 measurement at June 30, 2015.

Mortgage servicing rights—The Company elected to carry its entire mortgage servicing rights arising from its mortgage loan origination operation at estimated fair value. The fair value of mortgage servicing rights is based upon market prices for similar instruments and a discounted cash flow model. The valuation model incorporates assumptions that market participants would use in estimating the fair value of servicing. These assumptions include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, prepayment and late fees, among other considerations. Mortgage servicing rights are considered a Level 3 measurement at June 30, 2015.

Mortgage loans held-for-sale—The Company elected to carry its mortgage loans held-for-sale originated or acquired at estimated fair value. Fair value is based on quoted market prices, where available, prices for other traded mortgage loans with similar characteristics, and purchase commitments and bid information received from market participants. Given the meaningful level of secondary market activity for mortgage loans, active pricing is available for similar assets and accordingly, the Company classifies its mortgage loans held-for-sale as a Level 2 measurement at June 30, 2015.

Securitized mortgage collateral—The Company elected to carry all of its securitized mortgage collateral at fair value. These assets consist primarily of non-conforming mortgage loans securitized between 2002 and 2007. Fair value measurements are based on the Company’s internal models used to compute the net present value of future expected cash flows with observable market participant assumptions, where available. The Company’s assumptions include its expectations of inputs that other market participants would use in pricing these assets. These assumptions include judgments about the underlying collateral, prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of June 30, 2015, securitized mortgage collateral had UPB of $6.2 billion, compared to an estimated fair value on the Company’s balance sheet of $5.0 billion. The aggregate UPB exceeds the fair value by $1.2 billion at June 30, 2015. As of June 30, 2015, the UPB of loans 90 days or more past due was $0.9 billion compared to an estimated fair value of $0.4 billion. The aggregate UPB of loans 90 days or more past due exceed the fair value by $0.5 billion at June 30, 2015. Securitized mortgage collateral is considered a Level 3 measurement at June 30, 2015.

Securitized mortgage borrowings—The Company elected to carry all of its securitized mortgage borrowings at fair value. These borrowings consist of individual tranches of bonds issued by securitization trusts and are primarily backed by non-conforming mortgage loans. Fair value measurements include the Company’s judgments about the underlying collateral and assumptions such as prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of June 30, 2015, securitized mortgage borrowings had an outstanding principal balance of $6.1 billion, net of $2.2 billion in bond losses, compared to an estimated fair value of $5.0 billion. The aggregate outstanding principal balance exceeds the fair value by $1.1 billion at June 30, 2015. Securitized mortgage borrowings are considered a Level 3 measurement at June 30, 2015.

Contingent consideration—Contingent consideration is estimated and recorded at fair value at the acquisition date as part of purchase price consideration.  Additionally, each reporting period, the Company estimates the change in fair value of the contingent consideration and any change in fair value is recognized in the Company’s consolidated statements of operations if it is determined to not be a measurement period adjustment.  The estimate of the fair value of contingent consideration requires significant judgment and assumptions to be made about future operating results, discount rates and probabilities of various projected operating result scenarios. Future revisions to these assumptions could materially change the estimated fair value of contingent consideration and materially affect the Company’s financial results. Contingent consideration is considered a Level 3 measurement at June 30, 2015.

Long-term debt—The Company elected to carry all of its long-term debt (consisting of trust preferred securities and junior subordinated notes) at fair value. These securities are measured based upon an analysis prepared by management, which considered the Company’s own credit risk, including settlements with trust preferred debt holders and discounted cash flow analysis. As of June 30, 2015, long-term debt had UPB of $70.5 million compared to an estimated fair value of $31.4 million. The aggregate UPB exceeds the fair value by $39.1 million at June 30, 2015. The long-term debt is considered a Level 3 measurement at June 30, 2015.

Derivative assets and liabilities, Securitized trusts—For non-exchange traded contracts, fair value is based on the amounts that would be required to settle the positions with the related counterparties as of the valuation date. Valuations of derivative assets and liabilities are based on observable market inputs, if available. To the extent observable market inputs are not available, fair values measurements include the Company’s judgments about future cash flows, forward interest rates and certain other factors, including counterparty risk. Additionally, these values also take into account the Company’s own credit standing, to the extent applicable; thus, the valuation of the derivative instrument includes the estimated value of the net credit differential between the counterparties to the derivative contract. As of June 30, 2015, the notional balance of derivative assets and liabilities, securitized trusts was $80.8 million. These derivatives are included in the consolidated securitization trusts, which are nonrecourse to the Company, and thus the economic risk from these derivatives is limited to the Company’s residual interests in the securitization trusts. Derivative assets and liabilities, securitized trusts are considered a Level 3 measurement at June 30, 2015.

Derivative assets and liabilities, Lending—The Company’s derivative assets and liabilities are carried at fair value as required by GAAP and are accounted for as free standing derivatives. IRLCs and hedging instruments can be either assets or liabilities depending on interest rate fluctuations subsequent to entering into the commitments.  IRLCs are entered into with prospective residential mortgage borrowers whereby the interest rate on the loan is determined prior to funding and the borrowers have locked in that interest rate. These commitments are determined to be derivative instruments in accordance with GAAP. Hedging instruments (typically TBA MBS) are used to hedge the fair value changes associated with changes in interest rates relating to its mortgage lending operations. The Company hedges the period from the interest rate lock (assuming a fall-out factor) to the date the loan is committed for sale. The estimated fair value of IRLCs are based on underlying loan types with similar characteristics using the TBA MBS market, which is actively quoted and easily validated through external sources. The data inputs used in this valuation include, but are not limited to, loan type, underlying loan amount, note rate, loan program, and expected sale date of the loan, adjusted for current market conditions. These valuations are adjusted at the loan level to consider the servicing release premium and loan pricing adjustments specific to each loan. For all IRLCs, the base value is then adjusted for the anticipated Pull-through Rate. The anticipated Pull-through Rate is an unobservable input based on historical experience, which results in classification of IRLCs as a Level 3 measurement at June 30, 2015.

The fair value of the hedging instruments is based on the actively quoted TBA MBS market using observable inputs related to characteristics of the underlying MBS stratified by product, coupon and settlement date. Therefore, the hedging instruments are classified as a Level 2 measurement at June 30, 2015.

The following table includes information for the derivative assets and liabilities, lending for the periods presented:

	Notional Amount		Total Gains (Losses) (1)
	June 30,	June 30,	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014	2015	2014
Derivative - IRLC’s	$680,077	$170,058	$(4,363)	$1,658	$5,522	$2,171
Derivative - TBA MBS	473,555	201,848	5,751	(5,207)	572	(8,229)

(1)         Amounts included in gain on sale of loans, net within the accompanying consolidated statements of operations.

Warrant— Upon entering an arrangement to facilitate the Company’s ability to offer Non-QM mortgage products, a warrant to purchase up to 9.9% of Impac Mortgage Corp. was issued.  The warrant can only be exercised if the Company chooses not to continue with the agreement to facilitate Non-QM mortgage products and has a 60 day expiration window after the termination of the agreement.  The exercise price of the warrant is an agreed upon multiple times the book value of the subsidiary Impac Mortgage Corp. at the time of exercise plus up to an additional 0.2 times the book value at the exercise date based off of the net income of Impac Mortgage Corp. for the following 12 months.  Additionally, if upon exercise of the warrant, the Company does not receive regulatory approval for the sale of the 9.9% as a result of actions of the Company, the Company will have to pay the holder of the warrant a redemption price, equal to the value of the warrant, in cash within 30 days.  The estimated fair value of the warrant was based on a model incorporating various assumptions including expected future book value of Impac Mortgage Corp., the probability of the warrant being exercised, volatility, expected term and certain other factors.  As part of the Term Financing previously discussed, the warrant has been amended and restated to reduce the term of the warrant to August 2015.  Warrant is considered a Level 3 measurement at June 30, 2015.

Nonrecurring Fair Value Measurements

The Company is required to measure certain assets and liabilities at estimated fair value from time to time. These fair value measurements typically result from the application of specific accounting pronouncements under GAAP. The fair value measurements are considered nonrecurring fair value measurements under FASB ASC 820-10.

The following tables present financial and non-financial assets and liabilities measured using nonrecurring fair value measurements at June 30, 2015 and 2014, respectively:

	Nonrecurring Fair Value Measurements			Total Gains (Losses) (1)
	June 30, 2015			For the Three Months Ended	For the Six Months Ended
	Level 1	Level 2	Level 3	June 30, 2015	June 30, 2015
REO (2)	$—	$11,070	$—	$207	$(2,463)
Lease liability (3)	—	—	(1,194)	(16)	(39)
Deferred charge (4)	—	—	10,888	(324)	(633)
Goodwill	—	—	104,938	—	—
Intangible assets	—	—	31,914	—	—

(1)         Total gains (losses) reflect gains and losses from all nonrecurring measurements during the period.

(2)         Balance represents REO at June 30, 2015 which has been impaired subsequent to foreclosure. For the three months ended June 30, 2015, the $207 thousand gain represents recovery of the net realizable value (NRV) attributable to an improvement in state specific loss severities on properties held during the period which resulted in an increase to NRV.  For the six months ended June 30, 2015, the $2.5 million loss represents additional impairment write-downs attributable to higher expected loss severities on properties held during the period which resulted in a decrease to the net realizable value (NRV).

(3)         For the three and six months ended June 30, 2015, the Company recorded $16 thousand and $39 thousand expense, resulting from changes in lease liabilities as a result of changes in our expected minimum future lease payments.

(4)         For the three and six months ended June 30, 2015, the Company recorded $324 thousand and $633 thousand in income tax expense resulting from impairment write-downs of deferred charge based on changes in estimated cash flows and lives of the related mortgages retained in the securitized mortgage collateral.

	Nonrecurring Fair Value Measurements			Total Gains (Losses) (1)
	June 30, 2014			For the Three Months Ended	For the Six Months Ended
	Level 1	Level 2	Level 3	June 30, 2014	June 30, 2014
REO (2)	$—	$1,430	$—	$2,942	$9,024
Lease liability (3)	—	—	(1,889)	(59)	(628)

(1)         Total gains (losses) reflect gains and losses from all nonrecurring measurements during the period.

(2)         Balance represents REO at June 30, 2014 which has been impaired subsequent to foreclosure. For the three and six months ended June 30, 2014, the $2.9 million and $9.0 million gains represent recovery of the net realizable value (NRV) attributable to an improvement in state specific loss severities on properties held during the period which resulted in an increase to NRV.

(3)         For the three and six months ended June 30, 2014, the Company recorded $59 thousand and $628 thousand expense, resulting from changes in lease liabilities as a result of changes in our expected minimum future lease payments.

Real estate owned—REO consists of residential real estate acquired in satisfaction of loans. Upon foreclosure, REO is adjusted to the estimated fair value of the residential real estate less estimated selling and holding costs, offset by expected contractual mortgage insurance proceeds to be received, if any. Subsequently, REO is recorded at the lower of carrying value or estimated fair value less costs to sell. REO balance representing REOs which have been impaired subsequent to foreclosure are subject to nonrecurring fair value measurement and included in the nonrecurring fair value measurements tables. Fair values of REO are generally based on observable market inputs, and considered Level 2 measurements at June 30, 2015.

Lease liability—In connection with the discontinuation of our non-conforming lending and commercial operations in 2007, a significant amount of office space that was previously occupied is no longer being used by the Company. The Company has subleased a significant amount of this office space. Additionally, the Company has office space that is no longer occupied by the Company and we intend to sublease it.  The Company has recorded a liability representing the present value of the minimum lease payments over the remaining life of the lease, offset by the expected proceeds from sublet revenue related to this office space. This liability is based on present value techniques that incorporate the Company’s judgments about estimated sublet revenue and discount rates. Therefore, this liability is considered a Level 3 measurement at June 30, 2015.

Deferred charge— Deferred charge represents the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH in prior years. The Company evaluates the deferred charge for impairment quarterly using internal estimates of estimated cash flows and lives of the related mortgages retained in the securitized mortgage collateral. If the deferred charge is determined to be impaired, it is recognized as a component of income tax expense. For the three and six months ended June 30, 2015, the Company recorded $324 thousand and $633 thousand in income tax expense resulting from deferred charge impairment write-downs based on changes in estimated fair value of securitized mortgage collateral. There was no impairment of the deferred charge in the three and six months ended June 30, 2014. Deferred charge is considered a Level 3 measurement at June 30, 2015.

Note 13.—Income Taxes

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

The Company recorded income tax expense (benefit) of $71 thousand and ($23.6) million for the three and six months ended June 30, 2015. For the three months ended June 30, 2015, the Company recorded amortization of the deferred charge partially offset by a reduction in current income tax provision based upon an estimated reduction in federal alternative minimum tax (AMT)and state income taxes.  For the six months ended June 30, 2015, the Company recorded a benefit of $24.4 million primarily the result of a reversal of valuation allowance partially offset by federal alternative minimum tax (AMT), amortization of the deferred charge and state income taxes from states where the Company does not have net operating loss carryforwards or state minimum taxes, including AMT. The deferred charge represents the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH prior to 2008. The deferred charge is amortized and/or impaired, which does not result in any tax liability to be paid. The deferred charge is included in other assets in the accompanying consolidated balance sheets and is amortized as a component of income tax expense in the accompanying consolidated statements of operations. For the three and six months ended June 30, 2014, the Company recorded expense of $756 thousand and $1.1 million, respectively, primarily related to federal and state AMT associated with taxable income generated from the sale of AmeriHome and mortgage servicing rights.

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

The Company’s deferred tax assets are primarily the result of net operating losses and other fair value write downs of financial assets and liabilities.  As of December 31, 2014, the Company had net deferred tax assets of approximately $163.2 million which the Company recorded a full valuation allowance against.  During the first quarter of 2015, with the aforementioned acquisition of CCM, the Company significantly expanded its mortgage lending operations and profitability.  As of March 31, 2015, in part because of the earnings of CCM during the first quarter of 2015, current year projected earnings, future projected earnings as well as the historical earnings of CCM, management determined that sufficient positive evidence exists to conclude that it is more likely than not that deferred taxes of $24.4 million are realizable in future years, and therefore, reduced the valuation allowance accordingly.  Although realization is not assured, the Company believes that the realization of the recognized deferred tax asset of $24.4 million at June 30, 2015 is more likely than not based on future forecasted net earnings.

The Company has recorded a valuation allowance against its remaining net deferred tax assets at June 30, 2015 as it is more likely than not that not all of the deferred tax assets will be realized. The valuation allowance is based on the management’s assessment that it is more likely than not that certain deferred tax assets, primarily net operating loss carryforwards, may not be realized in the foreseeable future due to objective negative evidence that the Company would not generate sufficient taxable income to realize the deferred tax assets.

Note 14.—Reconciliation of Earnings Per Share

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Numerator for basic earnings (loss) per share:
Net earnings (loss)	$16,810	$82	$50,782	$(2,884)

Numerator for diluted earnings (loss) per share:
Net earnings (loss)	$16,810	$82	$50,782	$(2,884)
Interest expense attributable to convertible notes	656	—	1,031	—
Net earnings (loss) plus interest expense attributable to convertible notes	$17,466	$82	$51,813	$(2,884)

Denominator for basic earnings (loss) per share (1):
Basic weighted average common shares outstanding during the year	10,199	9,254	9,906	9,158

Denominator for diluted earnings (loss) per share (1):
Basic weighted average common shares outstanding during the year	10,199	9,254	9,906	9,158
Net effect of dilutive convertible notes	2,529	—	2,185	—
Net effect of dilutive stock options and DSU’s	383	202	345	—
Diluted weighted average common shares	13,111	9,456	12,436	9,158

Net earnings (loss) per common share:
Basic	$1.65	$0.01	$5.13	$(0.31)
Diluted	$1.33	$0.01	$4.17	$(0.31)

(1)         Number of shares presented in thousands.

For the three and six months ended June 30, 2015 there was no anti-dilutive stock options outstanding.   The anti-dilutive stock options outstanding for the three and six months ended June 30, 2014 were 2.1 million and 2.6 million shares, respectively. Included in the anti-dilutive shares for the three and six months ended June 30, 2014 was 1.8 million shares attributable to the 2013 Convertible Notes.

Note 15.—Segment Reporting

The Company has three primary reporting segments which include mortgage lending, real estate services and long-term mortgage portfolio. Unallocated corporate and other administrative costs, including the costs associated with being a public company, are presented in Corporate and other.

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
three months ended June 30, 2015:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$48,346	$—	$—	$—	$48,346
Real estate services fees, net	—	2,355	—	—	2,355
Servicing income, net	1,017	—	—	—	1,017
Loss on mortgage servicing rights	(2,790)	—	—	—	(2,790)
Other revenue	104	—	63	(11)	156
Other income (expense)	648	—	447	(878)	217
Total expense (income)	(35,767)	(1,320)	(236)	4,903	(32,420)
Net earnings before income taxes	$11,558	$1,035	$274	$4,014	16,881
Income tax expense					71
Net earnings					$16,810

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
three months ended June 30, 2014:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$6,293	$—	$—	$—	$6,293
Real estate services fees, net	—	4,360	—	—	4,360
Servicing income, net	1,291	—	—	—	1,291
Loss on mortgage servicing rights	(1,564)	—	—	—	(1,564)
Other revenue	43	—	42	36	121
Other income (expense)	215	—	5,031	(405)	4,841
Total expense	(8,608)	(1,534)	(265)	(4,097)	(14,504)
Net (loss) earnings before income taxes	$(2,330)	$2,826	$4,808	$(4,466)	838
Income tax expense					756
Net earnings					$82

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
six months ended June 30, 2015:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$85,744	$—	$—	$—	$85,744
Real estate services fees, net	—	5,097	—	—	5,097
Servicing income, net	1,652	—	—	—	1,652
Loss on mortgage servicing rights	(9,358)	—	—	—	(9,358)
Other revenue	121	—	125	47	293
Other income (expense)	1,016	—	(6,345)	(1,390)	(6,719)
Total expense (income)	(49,082)	(2,975)	(348)	2,845	(49,560)
Net earnings (loss) before income taxes	$30,093	$2,122	$(6,568)	$1,502	27,149
Income tax benefit					(23,633)
Net earnings					$50,782

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
six months ended June 30, 2014:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$10,866	$—	$—	$—	$10,866
Real estate services fees, net	—	8,039	—	—	8,039
Servicing income, net	2,859	—	—	—	2,859
Gain on mortgage servicing rights	(2,541)	—	—	—	(2,541)
Other revenue	1,257	—	211	39	1,507
Other income (expense)	371	—	7,351	(806)	6,916
Total expense	(17,575)	(3,056)	(506)	(8,295)	(29,432)
Net earnings (loss) before income taxes	$(4,763)	$4,983	$7,056	$(9,062)	(1,786)
Income tax expense					1,098
Net loss					$(2,884)

	Mortgage	Real Estate	Long-term Mortgage	Corporate
Balance Sheet Items as of:	Lending	Services	Portfolio	and other	Consolidated
Total Assets at June 30, 2015 (1)	$543,053	$3,474	$5,009,607	$168,192	$5,724,326
Total Assets at December 31, 2014 (1)	$291,829	$2,672	$5,280,274	$3,797	$5,578,572

(1)         All segment asset balances exclude intercompany balances.

Note 16.—Commitments and Contingencies

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

The legal matters summarized below are ongoing and may have an effect on the Company’s business and future financial condition and results of operations:

On October 28, 2014, an action was filed in the Superior Court of the State of California in Orange County entitled Mallory Hill v. Impac Mortgage Holdings, Inc., Impac Mortgage Corporation et al. In the action Mr. Hill seeks compensatory damages, general damages, treble damages, exemplary damages, an accounting, injunctive relief, attorney’s fees and costs for claims based upon a consulting agreement entered into with Mr. Hill, a purported employment relationship entered into with Mr. Hill and other purported claims. The matter was removed to the US District Court and the Company filed a motion to dismiss.   The plaintiff filed an amended complaint removing all federal question claims and the matter was thereafter remanded back to Orange County Superior Court.  The Company filed a demurrer, which remains pending.

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

Please refer to IMH’s report on Form 10-K for the year ended December 31, 2014 and subsequent Form 10-Q filings for a description of litigation and claims.

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

During the three months ended June 30, 2015, an additional $747 thousand was added to the general repurchase reserve. The Company had approximately $5.9 million at June 30, 2015 and $5.7 million at December 31, 2014, in repurchase reserves related to the loans sold since early 2011 by the mortgage lending operation.

Short-Term Loan Commitments

The Company uses a portion of its warehouse borrowing capacity to provide secured short-term revolving financing to small and medium-size mortgage originators to finance mortgage loans from the closing of the mortgage loans until sold to investors (Finance Receivables). As of June 30, 2015, the warehouse lending operations had warehouse lines to non-affiliated customers totaling $112.0 million, of which there was an outstanding balance of $54.3 million in finance receivables compared to $8.4 million as of December 31, 2014. The finance receivables are secured by residential mortgage loans as well as personal guarantees.

Note 17.—Share Based Payments

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

The following table summarizes activity, pricing and other information for the Company’s stock options for the six months ended June 30, 2015:

	For the six months ended June 30,
	2015
		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at beginning of period	1,078,230	$6.88
Options granted	35,000	10.00
Options exercised	(146,086)	1.99
Options forfeited/cancelled	(72,432)	9.00
Options outstanding at end of period	894,712	$7.63
Options exercisable at end of period	369,888	$8.27

As of June 30, 2015, there was approximately $1.5 million of total unrecognized compensation cost related to stock option compensation arrangements granted under the plan, net of estimated forfeitures. That cost is expected to be recognized over the remaining weighted average period of 1.7 years.

There were 35,000 and 5,000 options granted during the six months ended June 30, 2015 and 2014, respectively.  For the six months ended June 30, 2015 and 2014, the aggregate grant-date fair value of stock options granted was approximately $236 thousand and $22 thousand, respectively.

The following table summarizes activity, pricing and other information for the Company’s DSU’s, also referred to as deferred stock units as the issuance of the stock is deferred until termination of service, for the six months ended June 30, 2015:

Weighted-
Average
	Number of	Grant Date
	Shares	Fair Value
DSU’s outstanding at beginning of period	75,750	$8.63
DSU’s granted	—	—
DSU’s exercised	—	—
DSU’s forfeited/cancelled	—	—
DSU’s outstanding at end of period	75,750	$8.63

As of June 30, 2015, there was approximately $114 thousand of total unrecognized compensation cost related to the DSU compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of 1.1 years.

Note 18.—Related Party Transactions

In January 2015, the Company entered into a $5.0 million short-term borrowing secured by Ginnie Mae servicing rights with an interest rate of 15%, transaction costs of $50 thousand, and was provided by a related party of the Company. The balance was repaid in March 2015.

Note 19.—Sale of AmeriHome

In March 2014, the Company sold AmeriHome for $10.2 million in cash, recording a gain of approximately $1.2 million, net of a deferred tax adjustment. In conjunction with the transaction, as required by Fannie Mae, the Company used $3.0 million of the proceeds to reduce the legacy repurchase liability with Fannie Mae.

Note 20.—Subsequent Events

On July 21, 2015, the stockholders of the Company approved an amendment to the Company’s 2010 Omnibus Incentive Plan, as amended (Plan), increasing the number of shares available under the Plan by 300,000 shares.  Awards under the Plan may include incentive stock options, nonqualified stock options, stock appreciation rights, restricted shares of common stock, restricted stock units, performance share or unit awards, other stock-based awards and cash-based incentive awards.  The increase in shares available under the Plan is designed to enhance the flexibility in granting stock options and other awards to officers, employees, non-employee directors and other key persons and to ensure that the Company can continue to grant stock options and other awards to such persons at levels determined to be appropriate by the Company’s compensation committee.

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

Selected Financial Results

	For the Three Months Ended			For the Six Months Ended
	June 30, 2015	March 31, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenues:
Gain on sale of loans, net	$48,346	$37,398	$6,293	$85,744	$10,866
Real estate services fees, net	2,355	2,742	4,360	5,097	8,039
Servicing income, net	1,017	635	1,291	1,652	2,859
Loss on mortgage servicing rights	(2,790)	(6,568)	(1,564)	(9,358)	(2,541)
Other	156	136	121	293	1,507
Total revenues	49,084	34,343	10,501	83,428	20,730
Expenses:
Personnel expense	24,078	11,490	9,319	35,568	18,779
Business promotion	8,679	215	267	8,894	768
General, administrative and other	7,943	5,436	4,918	13,378	9,885
Accretion of contingent consideration	3,046	—	—	3,046	—
Change in fair value of contingent consideration	(11,326)	—	—	(11,326)	—
Total expenses	32,420	17,141	14,504	49,560	29,432
Operating income (loss):	16,664	17,202	(4,003)	33,868	(8,702)

Other income (expense):
Net interest income (expense)	959	1,058	(96)	2,016	(409)
Change in fair value of long-term debt	(1,544)	(7,116)	226	(8,661)	(424)
Change in fair value of net trust assets	802	(876)	4,711	(74)	7,749
Total other income (expense)	217	(6,934)	4,841	(6,719)	6,916
Net earnings (loss) before income taxes	16,881	10,268	838	27,149	(1,786)
Income tax expense (benefit)	71	(23,704)	756	(23,633)	1,098
Net earnings (loss)	$16,810	$33,972	$82	$50,782	$(2,884)

Diluted earnings (loss) per share	$1.33	$2.94	$0.01	$4.17	$(0.31)

Status of Operations

Summary Highlights

•                  Mortgage lending volumes increased in the second quarter of 2015 to $2.6 billion from $2.4 billion in the first quarter of 2015 and $465.2 million in the second quarter of 2014.

•                  Mortgage lending revenues increased in the second quarter of 2015 to $48.3 million from $37.4 million in the first quarter of 2015 and $6.3 million in the second quarter of 2014.

•                  Mortgage servicing portfolio increased to $4.1 billion at June 30, 2015 from $2.6 billion at March 31, 2015 and $2.3 billion at December 31, 2014.

•                  Completed two financing transactions during the second quarter of 2015 totaling $55.0 million.

During the second quarter of 2015, the Company recorded a change to the estimated contingent consideration liability to the seller of CashCall Mortgage (“CCM”) reducing the liability by $11.3 million.  The change in the contingent consideration is primarily due to lower estimated payments resulting from changes in assumptions based on current market conditions.

At March 31, 2015, as a result of structuring the purchase price of CCM with a significant portion related to contingent consideration, an estimated contingent consideration liability of $124.6 million was recorded on the balance sheet at the close of the CCM acquisition.  The contingent consideration liability primarily consists of a three year earn-out provision and was based on certain assumptions of the future performance of the CCM division including origination volumes and gain on sale margins.  If any of these assumptions should change, GAAP requires us to update the contingent consideration liability to its estimated fair value at each reporting period and record any fair value changes as a component of operating income.  During the second quarter of 2015, with the expectation of ongoing volatility in gain on sale margins in the future, we updated certain assumptions resulting in lower future expected gain on sale revenue.  This resulted in lower expected future earn-out payments reducing the contingent consideration liability by $11.3 million over the remaining earn-out period of 2 ½ years.  The mortgage market is extremely volatile with respect to interest rates, which makes projections of origination volume and margins extremely difficult.

Beginning in the second quarter of 2015, we are required by GAAP to record accretion of the contingent consideration liability from the close of the transaction in March 2015 through the end of the earn-out period in 2017.  The accretion represents the time value of money or the “borrowing cost” of the liability during the earn-out period.  In the second quarter of 2015, accretion was recorded, thereby increasing the contingent consideration liability by $3.0 million.  We were not required to record accretion in the first quarter of 2015 as the acquisition transaction did not close until March 31, 2015, however the accretion will continue to be a charge against earnings in future quarters until the end of the earn-out period.

Both the change in the contingent consideration and related accretion are non-cash expenses and are not related to current operating results, but are required to be presented as components of operating income in accordance with GAAP.

Excluding the $11.3 million change in contingent consideration and the $3.0 million in accretion of the contingent consideration liability, net earnings before taxes for the second quarter of 2015 was $8.6 million as compared to net earnings before taxes of $10.3 million in the first quarter of 2015 primarily due to a decline in overall gain on sale margins.

For the second quarter of 2015, gain on sale of loans was $48.3 million as compared to $6.3 million in the second quarter of 2014 and $37.4 million in the first quarter of 2015.  As previously disclosed, the gain on sale revenue in the first quarter was reduced by the operating expenses of CCM as required in accordance with GAAP.   However, in the second quarter the operating expenses of CCM did not reduce gain on sale, and were recorded as expenses, as normally presented.  This is also why there was a dramatic increase in personnel expense and business promotion expense in the second quarter.  After adjusting for this difference in operating expenses, gain on sale margins declined to 186 bps from 230 bps in the first quarter.  The declines in gain on sale margin were predominantly in the CCM consumer direct channel, while in the business to business channels, wholesale and correspondent channels, saw a slight expansion of margins in the second quarter of 2015.  During the first quarter of 2015, mortgage interest rates were the lowest they have been since 2013 and during this low rate environment we earned higher margins.  However, in the second quarter of 2015 our overall gain on sale margins declined 19% or 44 bps primarily as a result of an increase of approximately 40 bps in mortgage interest rates resulting in reduced margins in the CCM consumer direct channel.

CCM uses a pricing and hedging strategy that focuses on creating long-term profitability, but sometimes results in short term volatility.  The hedging and pricing strategy could produce higher margins in a decreasing rate environment, but may result in short term volatility in gain on sale margins in an increasing rate environment as we saw in second quarter of 2015.  As a result of this pricing and hedging strategy, as interest rates fluctuate, we expect to continue to see this fluctuation in margins in the CCM consumer direct channel.  However, we are also taking steps to reduce this volatility including the introduction of different loan products and geographic expansion, and the establishment of a 3rd party retention program which will create an additional source of revenue within the CCM channel. Over time, we expect this approach to produce less volatile longer term profitability for the Company.

The CCM consumer direct channel’s marketing strategy is to offer attractive mortgage loan interest rates through television and radio advertising to create lead generation for the call center.  In the second quarter of 2015, advertising costs included in business promotion on the statement of operations increased as part of our efforts to develop a national advertising campaign to better leverage the “CashCall Mortgage” brand name, as we continue to expand our geographic marketing programs from CCM’s original 11 licensed states to 45 licensed states.

For the three months ended June 30, 2015, we originated and sold $2.6 billion and $2.7 billion of loans, respectively, as compared to $465.2 million and $449.5 million of loans originated and sold, respectively, during the same period in 2014, and $2.4 billion and $2.1 billion of loans originated and sold, respectively, during the first quarter of 2015.

The increase in net earnings before taxes in the first half of 2015 as compared to the first half of 2014 was primarily due to an increase in operating income from additional volumes and net earnings of the acquired CCM division.

During the second quarter, CCM continued to be the main driver of total originations representing approximately 59% or $1.5 billion of the $2.6 billion in total originations.   The wholesale channel increased 48% over the first quarter, representing approximately 16% or $416.4 million of total originations.  The correspondent division also had increased originations from the first quarter, representing $640.1 million or 25% of total originations.   Refinance originations were flat from the first quarter, however, in the wholesale and correspondent channels, purchase money volumes increased over 60% from the first quarter.  Subject to interest rates, we anticipate continued growth in wholesale and correspondent channels through the remainder of 2015.  The growth of CCM originations, which is more dependent on the refinance market, will be more reliant on geographic and product expansion, as well as interest rates.

During the second quarter of 2015, we successfully completed two financing transactions totalling $55.0 million.  The additional financing will be used to support warehouse haircut requirements associated with higher volumes of other products, and contingent consideration payments associated with the acquisition of CCM.  As a result of the financing transactions completed in the second quarter of 2015, the Company’s cash position increased to $34.2 million at June 30, 2015, from $5.6 million at March 31, 2015.  The Company’s current capital position allows for the continued growth of the mortgage lending platform, as well as providing the ability to selectively retain mortgage servicing rights.

As of June 30, 2015, the Company’s mortgage servicing portfolio increased to $4.1 billion, a 58% increase from March 31, 2015, which correspondingly increased our retained mortgage servicing rights to $44.2 million at June 30, 2015 as compared to $26.7 million at March 31, 2015.

Our warehouse lending division continues to grow and finance receivables, representing warehouse lending advances to our warehouse customers, increased to $54.3 million at June 30, 2015 as compared to $53.3 million at March 31, 2015.  During the second quarter of 2015, the warehouse lending division had $213.3 million in fundings as compared to $124.2 million in the first quarter of 2015.

Originations

(in millions)

	For the three months ended
(in millions)	June 30, 2015	March 31, 2015	% Change	June 30, 2014	% Change
Originations	$2,604.3	$2,412.8	8%	$465.2	460%

Origination volume increased 8% in the second quarter of 2015 over the first quarter of 2015 to $2.6 billion as compared to $2.4 billion, respectively.  Of the $2.6 billion in total originations, approximately $1.5 billion, or 59%, was originated through the CCM retail channel.  In contrast, during the second quarter of 2014, our retail originations contributed only 3% to our total origination volume.  However, in the fourth quarter of 2014, the Company purchased mortgage loans from CashCall (prior to their acquisition by the Company), as a correspondent customer.

Originations by Channel:

(in millions)	June 30, 2015	March 31, 2015	% Change	June 30, 2014	% Change
Wholesale	$416.5	$281.7	48%	$180.6	131%
Correspondent	640.2	596.4	7%	271.4	136%
Retail	1,547.6	1,534.7	1%	13.2	11624%
Total originations	$2,604.3	$2,412.8	8%	$465.2	460%

During the second quarter of 2015, correspondent volume increased 136% as compared to the second quarter of 2014 and 7% as compared to the first quarter of 2015.  Our correspondent channel’s three key metrics have all continued to improve.  These key metrics include, total clients, submitting clients and funding clients.  We continued to add customers in the second quarter, increase submissions and increase our percentage of funding clients as compared to the first quarter.

In the second quarter of 2015, wholesale originations increased 131% as compared to the second quarter of 2014 and 48% as compared to the first quarter of 2015.   This increase was primarily a result of adding new sales personnel in the second quarter of 2015.  We expect to maintain this volume for the near term as we anticipate a gain in market share from the expansion of our sales coverage.  In addition, the percentage of our wholesale customers delivering multiple loans per month continues to increase month over month.  We continue to focus on increasing deliveries by our top tier brokers to increase the channel’s production volumes and quality, which is expected to create more stable production in this channel moving forward.

We believe the retail call center will complement our wholesale and correspondent channels by lowering overall costs for mortgage lending.  We anticipate that these channels will continue to see growth month over month, as a result of the increased pipeline growth that both channels have recently enjoyed due to market share expansion.  The growth of CCM originations, which is more dependent on the refinance market, will be more reliant on geographic and product expansion.   We believe our expanded national lending footprint, combined with access to our Impac loan products, will unlock significant opportunities to greatly diversify CCM’s retail loan production and increase our mortgage lending divisions total production.

As of June 30, 2015, our total pipeline was approximately $1.7 billion with a locked pipeline of $660 million, as compared to a total pipeline of $1.3 billion and a locked pipeline of $650 million at the March 31, 2015.

Our loan products primarily include conventional loans eligible for sale to Fannie Mae and Freddie Mac, loans eligible for government insurance (government loan) by FHA, VA and USDA and AltQM.

Originations by Loan Type:

	For the three months ended June 30,
(in millions)	2015	2014	% Change
Government (1)	$518.5	$191.7	170%
Conventional	2,045.0	254.4	704%
Other (2)	40.8	19.1	114%
Total originations	$2,604.3	$465.2	460%

(1)         Includes all government-insured loans including Federal Housing Administration (FHA), Veterans Affairs (VA) and United States Department of Agriculture (USDA).

(2)         Includes $22.3 million of AltQM mortgages originated during the second quarter of 2015.

	For the six months ended June 30,
(in millions)	2015	2014	% Change
Government (1)	$894.2	$309.5	189%
Conventional	4,059.5	481.8	743%
Other (2)	63.4	27.0	135%
Total originations	$5,017.1	$818.3	513%

(1)         Includes all government-insured loans including Federal Housing Administration (FHA), Veterans Affairs (VA) and United States Department of Agriculture (USDA).

(2)         Includes $33.6 million of AltQM mortgages originated during the six months ended June 30, 2015.

We believe there is an underserved mortgage market for borrowers with good credit who may not meet the new qualified mortgage (QM) guidelines set out by the CFPB.  In our opinion, as the demand by consumers for the non-QM product grows we expect the investor appetite will increase for the non-QM mortgages.  During the third quarter of 2014, we rolled out and began originating non-qualified mortgage (non-QM) loans, marketed under our ‘AltQM’ label.  The predominant amount of the early originations came through our wholesale lending channel.  Our correspondent customers began delivering loans that meet our AltQM program guidelines during the second quarter of 2015.  We have established strict lending guidelines, including determining the prospective borrowers’ ability to repay the mortgage, which we believe will keep delinquencies and foreclosures at acceptable. In conjunction with launching these new AltQM products, we established a strategic investor relationship which provides balance sheet capacity to fund these non-conforming loans.

Refinance originations were flat from the first quarter, however, in the wholesale and correspondent channels, purchase money volumes increased over 60% from the first quarter.

Originations by Purpose:

	For the three months ended June 30,
(in millions)	2015	%	2014	%

Refinance	$2,140.1	82%	$220.2	47%
Purchase	464.2	18%	245.0	53%
Total originations	$2,604.3	100%	$465.2	100%

	For the six months ended June 30,
(in millions)	2015	%	2014	%

Refinance	$4,268.0	85%	$424.4	52%
Purchase	749.1	15%	393.9	48%
Total originations	$5,017.1	100%	$818.3	100%

Mortgage servicing portfolio

(in millions)	June 30, 2015	December 31, 2014	% Change	June 30, 2014	% Change
Mortgage servicing portfolio	$4,060.5	$2,267.1	79%	$2,239.6	81%

The mortgage servicing portfolio increased to $4.1 billion at June 30, 2015 as compared to $2.3 billion at December 31, 2014. The increase was due to servicing retained loan sales of $4.8 billion, partially offset by bulk sales of servicing rights totaling $2.8 billion in unpaid principal balance (UPB).

To manage our liquidity, we have continued to sell mortgage servicing rights (MSRs) to generate cash needed to fund warehouse haircuts as well as other operating needs.  During the six months ended June 30, 2015, we sold MSRs representing $2.8 billion in UPB of loans serviced, which have generated approximately $25.0 million in cash.

The following table includes information about our mortgage servicing portfolio:

	At June 30,	% 60+ days	At December 31,	% 60+ days
(in millions)	2015	delinquent (1)	2014	delinquent (1)
Fannie Mae	$2,395.4	0.14%	$496.1	0.71%
Freddie Mac	828.3	0.11%	837.8	0.16%
Ginnie Mae	812.0	0.21%	926.5	1.23%
Other	24.8	0.00%	6.7	0.00%
Total servicing portfolio	$4,060.5	0.15%	$2,267.1	0.72%

(1)         Based on loan count.

Our warehouse lending division continues to grow and the outstanding balance of finance receivables, representing warehouse lending advances to our warehouse customers, increased slightly to $54.3 million at June 30, 2015 as compared to $53.3 million at March 31, 2015.  Despite the slight increase in the finance receivables balance, funding’s from this division increased to $213.3 million for the three months ended June 30, 2015 as compared to $124.2 for the three months ended March 31, 2015.   As of June 30, 2015, the warehouse lending operations had extended warehouse lines to non-affiliated customers totaling $112.0 million as compared to $94.0 million at March 31, 2015.

For the second quarter of 2015, real estate services fees were $2.4 million as compared to $2.7 million in the first quarter of 2015 and $4.4 million in the second quarter of 2014. While the Company continues to generate real estate service fees, the decrease in fees was due to the anticipated runoff of our long-term mortgage portfolio.

In our long-term mortgage portfolio, despite the decline in the outstanding balance of the portfolio, the residuals have generated cash flows of $1.6 million in the second quarter of 2015 as compared to $1.9 million in the first quarter of 2015.  The estimated fair value of the residual interest increased $1.3 million in the second quarter of 2015 to $17.8 million at June 30, 2015, as a result of improving performance of the portfolio.

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

Liquidity and Capital Resources

During the six months ended June 30, 2015, we funded our operations primarily from mortgage lending revenues and real estate services fees, net, which include gains on sale of loans, net, and other mortgage related income, portfolio loss mitigation and real estate services fees, net, primarily generated from our long-term mortgage portfolio, and cash flows from our residual interests in securitizations.  Additionally, we funded mortgage loan originations using warehouse facilities which are repaid once the loan is sold.  As previously discussed, during the second quarter of 2015, we raised approximately $55.0 million of debt to provide the liquidity needed to fund warehouse facility haircuts, retain mortgage servicing rights and working capital to fund the growth of origination volumes.  Furthermore, we utilized the sale of mortgage servicing rights, borrowings under the $4.0 million line of credit, $6.0 million short-term structured debt and $10.0 million short-term Promissory Note as additional sources of liquidity.  These three borrowings have all been repaid.

The CCM acquisition contingent consideration payment for the first earn-out quarter was approximately $24.9 million and was paid on May 15, 2015.  Over time, these contingent consideration payments are based on the performance of the CCM division and are expected to decline for the remaining earn-out periods in 2015 since the earn-out percentage decreases to 65% beginning in March 2015, from 100% for January and February 2015.  Additionally, the contingent consideration payment due in August 2015 for the second earn-out quarter is approximately $8.0 million.

In April 2015, the Company issued a $10.0 million short term Promissory Note with an interest rate of 15%. The balance was repaid in May 2015.

In May 2015, the Company issued $25.0 million in original aggregate principal amount of Convertible Promissory Notes (Convertible Notes). The Convertible Notes mature on or before May 9, 2020 and accrue interest at a rate of 7.5% per annum, to be paid quarterly.  Note holders may convert all or a portion of the outstanding principal amount of the Convertible Notes to shares of IMH common stock at a rate of $21.50 per share, subject to adjustment for stock splits and dividends.  The Company has the right to force a conversion if the stock price of IMH common stock reaches $30.10 for 20 trading days in a 30 day consecutive period.

In June 2015, the Company and its subsidiaries, (IRES, IMC and Impac Warehouse Lending, Inc. (IWLI), collectively the (Borrowers)) entered into a Loan Agreement (Loan Agreement) with a lender (Lender) pursuant to which the Lender provided to the Borrowers a term loan in the aggregate principal amount of $30.0 million (Term Financing) due and payable on December 19, 2016, which may be extended up to December 18, 2017 at the Lender’s discretion.  In connection with the Term Financing, the Borrowers issued to the Lender a Term Note dated June 19, 2015.  The Lender may in its discretion make additional advances in an aggregate amount not to exceed $50.0 million (including amounts then outstanding).   The proceeds from the Term Financing were used to pay off the working capital line of credit with a national bank (approximately $4.0 million) and amounts under an existing master repurchase agreement with the Lender (approximately $3.2 million).   The Borrowers also paid the Lender an origination fee of $300 thousand.  The Term Financing is payable monthly and accrues interest at the rate per annum equal to LIBOR plus 8.5%.  Amounts under the Term Financing may be prepaid at any time without penalty or premium, provided, however, that any prepayments made within nine months of the closing date will be subject to, with certain exceptions, a prepayment premium equal to 50% of the then applicable interest rate multiplied by the amount of the prepayment.  The Borrowers are subject to mandatory prepayment on the Term Financing based on a borrowing base formula that includes amounts under outstanding warehouse facilities, market value of mortgage servicing rights and residual securities and certain mortgage loans.

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

We believe that current cash balances, cash flows from our mortgage lending operations, the sale of mortgage servicing rights, real estate services fees generated from our long-term mortgage portfolio, and residual interest cash flows from our long-term mortgage portfolio are adequate for our current operating needs. However, due to the acquisition of CCM, we raise $55.0 million in debt to finance the growth and operations of our mortgage lending segment.  We believe the mortgage and real estate services market is volatile, highly competitive and subject to increased regulation. Competition in mortgage lending comes primarily from mortgage bankers, commercial banks, credit unions and other finance companies which have offices in our market area as well as operations throughout the United States. We compete for loans principally on the basis of the interest rates and loan fees we charge, the types of loans we originate and the quality of services we provide to borrowers. Additionally, competition for loss mitigation servicing, loan modification services and other portfolio services has increased. Our competitors include mega mortgage servicers, established subprime loan servicers, and newer entrants to the specialty servicing and recovery collections business. Efforts to market our ability to provide mortgage and real estate services for others is more difficult than many of our competitors because we have not historically provided such services to unrelated third parties, and we are not a rated primary or special servicer of residential mortgage loans as designated by a rating agency. Additionally, performance of the long-term mortgage portfolio is subject to the current real estate market and economic conditions. Cash flows from our residual interests in securitizations are sensitive to delinquencies, defaults and credit losses associated with the securitized loans. Losses in excess of current estimates will reduce the residual interest cash receipts from our long-term mortgage portfolio.

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

Financial Condition and Results of Operations

Financial Condition

As of June 30, 2015 compared to December 31, 2014

The following table shows the condensed consolidated balance sheets for the following periods:

	June 30,	December 31,	Increase	%
	2015	2014	(Decrease)	Change
	(Unaudited)
ASSETS
Cash	$34,152	$10,073	$24,079	239%
Restricted cash	3,840	2,420	1,420	59
Mortgage loans held-for-sale	391,198	239,391	151,807	63
Finance receivables	54,313	8,358	45,955	550
Mortgage servicing rights	44,244	24,418	19,826	81
Securitized mortgage trust assets	4,998,500	5,268,531	(270,031)	(5)
Goodwill	104,938	352	104,586	29,712
Intangibles	32,073	—	32,073	n/a
Deferred tax asset	24,420	—	24,420	n/a
Other assets	36,648	25,029	11,619	46
Total assets	$5,724,326	$5,578,572	$145,754	3%

LIABILITIES & EQUITY
Warehouse borrowings	$422,522	$226,718	$195,804	86%
Short-term debt	—	6,000	(6,000)	(100)
Term financing	30,000	—	30,000	n/a
Convertible notes	45,000	20,000	25,000	125
Long-term debt ($71,120 par)	31,438	22,122	9,316	42
Repurchase reserve	5,897	5,714	183	3
Securitized mortgage trust liabilities	4,980,659	5,251,307	(270,648)	(5)
Contingent consideration	91,407	—	91,407	n/a
Other liabilities	34,716	21,755	12,961	60
Total liabilities	5,641,639	5,553,616	88,023	2
Total equity	82,687	24,956	57,731	231
Total liabilities and stockholders’ equity	$5,724,326	$5,578,572	$145,754	3%

As a result of the net earnings in the second quarter of 2015 primarily attributed to the net earnings from our mortgage lending division, book value per share increased 210% to $8.07 at June 30, 2015 as compared to $2.60 at December 31, 2014.

In the second quarter of 2015, cash balances increased, primarily due to the issuance of $30.0 million Term Financing as well as the issuance of an additional $25.0 million of Convertible Notes.    In our long-term mortgage portfolio, the residuals generated cash flows of $3.5 million during the six months ended June 30, 2015.  Additionally, during the second quarter of 2015, we paid an earn-out payment to CashCall Inc. of $24.9 million based upon CCM earnings for the first quarter of 2015.

At June 30, 2015, cash increased to $34.2 million from $10.1 million at December 31, 2014. The primary sources of cash between periods were $30.0 million issuance of Term Financing, approximately $25.0 million from the sale of mortgage servicing rights, $25.0 million from the issuance of the Convertible Notes and $24.2 million from the gain on sale of mortgage loans (net of non-cash premiums, mark-to-market adjustments, unrealized gains from derivatives instruments and provision for repurchases. Offsetting the sources of cash were operating expenses totaling $55.5 million (net of non-cash depreciation expense), a $24.9 million earn out payment to CashCall Inc., $6.0 million payoff of the short-term borrowings, $5.0 million payment as part of the consideration for the acquisition of CCM and $4.0 million payoff of the line of credit.

Mortgage loans held-for-sale increased $151.8 million to $391.2 million at June 30, 2015 as compared to $239.4 million at December 31, 2014. The increase was due to $5.0 billion in originations offset by $4.9 billion in loan sales primarily associated with the acquisition of CCM. As a normal course of our origination and sales cycle, loans held-for-sale at the end of any period are generally sold within one or two subsequent months.

Finance receivables increased $46.0 million to $54.3 million at June 30, 2015 as compared to $8.4 million at December 31, 2014. The increase was due to $337.5 million in fundings offset by $291.5 million in settlements.

MSRs increased $19.8 million to $44.2 million at June 30, 2015 as compared to $24.4 million at December 31, 2014. The increase was due to servicing retained loan sales of $4.8 billion. Partially offsetting the increase were bulk sales of MSRs totaling $2.8 billion in UPB and a mark-to-market reduction in fair value of $3.6 million.  At June 30, 2015, we serviced $4.1 billion in UPB for others as compared to $2.3 billion at December 31, 2014.

Warehouse borrowings increased $195.8 million to $422.5 million at June 30, 2015 as compared to $226.7 million at December 31, 2014. The increase was due to an increase in mortgage loans held-for-sale attributable to the increased loan volume and finance receivables at June 30, 2015. During the six months ended June 30, 2015, we increased our total borrowing capacity to $675.0 million as compared to $415.0 million at December 31, 2014.

In the fourth quarter of 2014, we entered into a $6.0 million short-term structured debt agreement collateralized by the residual interests in securitizations. The agreement had an interest rate of LIBOR plus 5.75% per annum and had a maturity date of June 29, 2015. The holder received monthly principal and interest payments which were equal to the distributions from the residual interest underlying collateral with a minimum payment of $500,000.  During the six months ended June 30, 2015, cash flows from the collateralized residual interests were $2.9 million which were $384 thousand greater than the minimum payments.  In June, we used approximately $3.2 million of the proceeds from the Term Financing to pay of the short-term structured debt.

Long-term debt increased $9.3 million to $31.4 million at June 30, 2015 as compared to $22.1 at December 31, 2014.  The increase was primarily due to a mark-to-market adjustment of $8.7 million as a result of the increase in the estimated fair value of long-term debt. The increase in the estimated fair value of long-term debt was primarily the result of a decrease in the discount rate attributable to an improvement in our own credit risk profile, an improvement in our financial condition and results of operations as well as an increase in the forward LIBOR curve.

Repurchase reserve liability increased to $5.9 million at June 30, 2015 as compared to $5.7 million at December 31, 2014. As previously reported, in the first quarter of 2015, we settled our repurchase liability with FNMA related to our legacy non-conforming mortgage operations.  As part of the agreement, the Company paid FNMA $1.0 million during the first quarter with a final payment of $228 thousand paid in April 2015.  We have received a minimal amount of repurchase requests for loans sold by IMC’s mortgage lending operation.

The changes in total assets and liabilities, at fair market value, are primarily attributable to decreases in our trust assets and trust liabilities as summarized below.

	June 30,	December 31,	Increase	%
	2015	2014	(Decrease)	Change
Securitized mortgage collateral	$4,979,433	$5,249,639	$(270,206)	(5)%
Other trust assets	19,067	18,892	175	1
Total trust assets	4,998,500	5,268,531	(270,031)	(5)

Securitized mortgage borrowings	$4,977,150	$5,245,860	$(268,710)	(5)%
Other trust liabilities	3,509	5,447	(1,938)	(36)
Total trust liabilities	4,980,659	5,251,307	(270,648)	(5)
Residual interests in securitizations	$17,841	$17,224	$617	4%

Since the consolidated and unconsolidated securitization trusts are nonrecourse to the Company, trust assets and liabilities have been netted to present our interest in these trusts more simply, which are considered the residual interests in securitizations. For unconsolidated securitizations the residual interests represent the fair value of investment securities available-for-sale. For consolidated securitizations, the residual interests are represented by the fair value of securitized mortgage collateral and real estate owned, offset by the fair value of securitized mortgage borrowings and derivative liabilities. We receive cash flows from our residual interests in securitizations to the extent they are available after required distributions to bondholders and maintaining specified overcollateralization levels and other specified parameters (such as maximum delinquency and cumulative default) within the trusts. The estimated fair value of the residual interests, represented by the difference in the fair value of total trust assets and total trust liabilities, was $17.8 million at June 30, 2015, compared to $17.2 million at December 31, 2014.

We update our collateral assumptions quarterly based on recent delinquency, default, prepayment and loss experience. Additionally, we update the forward interest rates and investor yield (discount rate) assumptions based on information derived from market participants. During the six months ended June 30, 2015, we decreased the investor yield requirements for certain securitized mortgage collateral and borrowings as estimated bond prices have continued to improve and corresponding yields have decreased. Additionally, during the second quarter of 2015 we lowered the discount rate on certain residual interest vintages.  The decrease in investor yield assumptions on securitized mortgage collateral and securitized mortgage borrowings as well as decreased discount rates resulted in an increase in the value of these trust assets and liabilities resulting in an increase in the value of our residual interests.

However, offsetting the increase was principal payments and liquidations of securitized mortgage collateral and securitized mortgage borrowings.

•                  The estimated fair value of securitized mortgage collateral decreased $270.2 million during the six months ended June 30, 2015, primarily due to reductions in principal from borrower payments and transfers of loans to REO for single-family and multi-family collateral. Additionally, other trust assets increased $175 thousand during the six months ended June 30, 2015, primarily due to $17.3 million in REO foreclosures. Partially offsetting the increase was decreases in REO from liquidations of $14.7 million plus a $2.5 million decrease in the net realizable value (NRV) of REO.

•                  The estimated fair value of securitized mortgage borrowings decreased $268.7 million during the first six months ended June 30, 2015, primarily due to reductions in principal balances from principal payments during the period for single-family and multi-family collateral as well as a decrease in loss assumptions. The $1.9 million reduction in other trust liabilities during the first six months ended June 30, 2015, was primarily due to $2.2 million in derivative cash payments from the securitization trusts, and a $356 thousand increase in derivative fair value resulting from changes in forward LIBOR interest rates.

Prior to 2008, we securitized mortgage loans by transferring originated and acquired residential single-family mortgage loans and multi-family commercial loans (the “transferred assets”) into non-recourse bankruptcy remote trusts which in turn issued tranches of bonds to investors supported only by the cash flows of the transferred assets. Because the assets and liabilities in the securitizations are nonrecourse to us, the bondholders cannot look to us for repayment of their bonds in the event of a shortfall. These securitizations were structured to include interest rate derivatives. We retained the residual interest in each trust, and in most cases would perform the master servicing function. A trustee and sub-servicer, unrelated to us, was utilized for each securitization. Cash flows from the loans (the loan payments as well as liquidation of foreclosed real estate properties) collected by the loan sub-servicer are remitted to us, the master servicer. The master servicer remits payments to the trustee who remits payments to the bondholders (investors). The sub-servicer collects loan payments and performs loss mitigation activities for defaulted loans. These activities include foreclosing on properties securing defaulted loans, which results in REO. Our real estate services segment also performs mitigation activities for loans within the portfolio.

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

To determine the discount rates to apply to these cash flows, we gather information from the bond pricing services and other market participants regarding estimated investor required yields for each bond tranche. Based on that information and the collateral type and vintage, we determine an acceptable range of expected yields an investor would require including an appropriate risk premium for each bond tranche. We use the blended yield of the bond tranches together with the residual interests to determine an appropriate yield for the securitized mortgage collateral in each securitization (after taking into consideration any derivatives in the securitization).  As previously discussed, during the second quarter of 2015, we adjusted the acceptable range of expected yields and discount rates for some of our earlier vintage securitizations.  Based on improving bond prices and declining yields in the Company’s securitization trusts as well as conversations with market participants, the Company lowered certain residual discount rates during the second quarter of 2015.

The following table presents changes in the trust assets and trust liabilities for the six months ended June 30, 2015:

	TRUST ASSETS					TRUST LIABILITIES
	Level 3 Recurring Fair Value Measurements		NRV (1)			Level 3 Recurring Fair Value Measurements
	Investment securities available-for- sale	Securitized mortgage collateral	Real estate owned	Total trust assets		Securitized mortgage borrowings	Derivative liabilities	Total trust liabilities		Net trust assets
Recorded book value at December 31, 2014	$92	$5,249,639	$18,800	$5,268,531		$(5,245,860)	$(5,447)	$(5,251,307)		$17,224
Total gains/(losses) included in earnings:
Interest income	7	30,789	—	30,796		—	—	—		30,796
Interest expense	—	—	—	—		(106,697)	—	(106,697)		(106,697)
Change in FV of net trust assets, excluding REO	39	20,403	—	20,442	(2)	(17,697)	(356)	(18,053	)(2)	2,389
Losses from REO - not at FV but at NRV	—	—	(2,463)	(2,463	)(2)	—	—	—		(2,463)
Total gains (losses) included in earnings	46	51,192	(2,463)	48,775		(124,394)	(356)	(124,750)		(75,975)
Transfers in and/or out of level 3	—	—	—	—		—	—	—		—
Purchases, issuances and settlements	(57)	(321,398)	2,649	(318,806)		393,104	2,294	395,398		76,592
Recorded book value at June 30, 2015	$81	$4,979,433	$18,986	$4,998,500		$(4,977,150)	$(3,509)	$(4,980,659)		$17,841

(1)             Accounted for at net realizable value.

(2)             Represents non-interest income-net trust assets in the consolidated statements of operations for the six months ended June 30, 2015.

Inclusive of gains from REO, total trust assets above reflect a net gain of $18.0 million as a result of an increase in fair value of securitized mortgage collateral of $20.4 million, increases from other trust assets of $40 thousand offset by losses from REO of $2.5 million. Net losses on trust liabilities were $18.1 million as a result of $17.7 million in losses from the decrease in fair value of securitized mortgage borrowings and losses from derivative liabilities of $356 thousand. As a result, non-interest income—net trust assets totaled a loss of $73 thousand for the six months ended June 30, 2015.

The table below reflects the net trust assets as a percentage of total trust assets (residual interests in securitizations):

	June 30,	December 31,
	2015	2014
Net trust assets	$17,841	$17,224
Total trust assets	4,998,500	5,268,531
Net trust assets as a percentage of total trust assets	0.36%	0.33%

For the six months ended June 30, 2015, the estimated fair value of the net trust assets increased as a percentage of total trust assets. The increase was primarily due to the decrease in discount rate assumptions for residual interests as discussed above.

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

The following tables present the estimated fair value of our residual interests, including investment securities available for sale, by securitization vintage year and other related assumptions used to derive these values at June 30, 2015 and December 31, 2014:

Origination		Estimated Fair Value of Residual Interests by Vintage Year at June 30, 2015			Estimated Fair Value of Residual Interests by Vintage Year at December 31, 2014
Year		SF	MF	Total	SF	MF	Total
2002-2003	(1)	$12,272	$1,796	$14,068	$10,826	$1,975	$12,801
2004		1,755	826	2,581	1,846	1,506	3,352
2005	(2)	—	67	67	11	209	220
2006	(2)	—	1,125	1,125	—	851	851
2007	(2)	—	—	—	—	—	—
Total		$14,027	$3,814	$17,841	$12,683	$4,541	$17,224

Weighted avg. prepayment rate		4.4%	12.2%	4.9%	4.3%	12.4%	4.9%
Weighted avg. discount rate		16.3%	14.4%	15.9%	19.0%	16.2%	18.3%

(1)         2002-2003 vintage year includes CMO 2007-A, since the majority of the mortgages collateralized in this securitization were originated during this period.

(2)         The estimated fair values of residual interests in vintage years 2005 through 2007 is reflective of higher estimated future losses and investor yield requirements compared to earlier vintage years.

We utilize a number of assumptions to value securitized mortgage collateral, securitized mortgage borrowings and residual interests. These assumptions include estimated collateral default rates and loss severities (credit losses), collateral prepayment rates, forward interest rates and investor yields (discount rates). We use the same collateral assumptions for securitized mortgage collateral and securitized mortgage borrowings as the collateral assumptions determine collateral cash flows which are used to pay interest and principal for securitized mortgage borrowings and excess spread, if any, to the residual interests. However, we use different investor yield (discount rate) assumptions for securitized mortgage collateral and securitized mortgage borrowings and the discount rate used for residual interests based on underlying collateral characteristics, vintage year, assumed risk and market participant assumptions.  As previously discussed, during the second quarter of 2015, the single-family (SF) vintages were lowered to a range of 15% to 35% (16.3% weighted average) from 18% to 35% (19.0% weighted average) and the multi-family (MF) vintages were lowered to a range of 12% to 20% (14.4% weighted average) from 15% to 20% (16.2% weighted average).  The combined SF and MF weighted average discount rate for the quarter ended June 30, 2015 dropped to 15.9% from 18.3% at December 31, 2014.

The table below reflects the estimated future credit losses and investor yield requirements for trust assets by product (SF and MF) and securitization vintage at June 30, 2015:

	Estimated Future Losses (1)		Investor Yield Requirement (2)
	SF	MF	SF	MF
2002-2003	6%	* (3)	5%	7%
2004	12%	* (3)	5%	5%
2005	14%	2%	5%	4%
2006	18%	5%	6%	4%
2007	24%	2%	5%	4%

(1)         Estimated future losses derived by dividing future projected losses by UPB at June 30, 2015.

(2)         Investor yield requirements represent our estimate of the yield third-party market participants would require to price our trust assets and liabilities given our prepayment, credit loss and forward interest rate assumptions.

(3)         Represents less than 1%.

Despite the increase in housing prices through June 30, 2015, housing prices in many parts of the country are still at levels which have significantly reduced or eliminated equity for loans originated after 2003. Future loss estimates are significantly higher for mortgage loans included in securitization vintages after 2004 which reflect severe home price deterioration and defaults experienced with mortgages originated during these periods.

Long-Term Mortgage Portfolio Credit Quality

We use the Mortgage Bankers Association (MBA) method to define delinquency as a contractually required payment being 30 or more days past due. We measure delinquencies from the date of the last payment due date in which a payment was received. Delinquencies for loans 60 days delinquent or greater, foreclosures and delinquent bankruptcies were $1.2 billion or 18.9% of the long-term mortgage portfolio as of June 30, 2015.

The following table summarizes the gross UPB of loans in our mortgage portfolio, included in securitized mortgage collateral, that were 60 or more days delinquent (utilizing the MBA method) as of the periods indicated:

		Total		Total
	June 30,	Collateral	December 31,	Collateral
	2015	%	2014	%
Securitized mortgage collateral
60 - 89 days delinquent	$109,338	1.7%	$137,913	2.0%
90 or more days delinquent	385,487	6.1%	503,849	7.5%
Foreclosures (1)	452,171	7.1%	443,751	6.6%
Delinquent bankruptcies (2)	254,418	4.0%	281,936	4.2%
Total 60 or more days delinquent	$1,201,414	18.9%	$1,367,449	20.3%
Total collateral	$6,343,915	100%	$6,745,411	100%

(1)       Represents properties in the process of foreclosure.

(2)       Represents bankruptcies that are 30 days or more delinquent.

The following table summarizes the gross securitized mortgage collateral and REO (at NRV), that were non-performing as of the dates indicated (excludes 60-89 days delinquent):

		Total		Total
	June 30,	Collateral	December 31,	Collateral
	2015	%	2014	%
90 or more days delinquent, foreclosures and delinquent bankruptcies	$1,092,076	17.2%	$1,229,536	18.2%
Real estate owned	18,986	0.3%	18,800	0.3%
Total non-performing assets	$1,111,062	17.5%	$1,248,336	18.5%

Non-performing assets consist of non-performing loans (mortgages that are 90 or more days delinquent, including loans in foreclosure and delinquent bankruptcies) plus REO. It is the Company’s policy to place a mortgage on nonaccrual status when it becomes 90 days delinquent and to reverse from revenue any accrued interest, except for interest income on securitized mortgage collateral when the scheduled payment is received from the servicer. The servicers are required to advance principal and interest on loans within the securitization trusts to the extent the advances are considered recoverable. IFC, a subsidiary of IMH and master servicer, may be required to advance funds, or in most cases cause the loan servicers to advance funds, to cover principal and interest payments not received from borrowers depending on the status of their mortgages. As of June 30, 2015, non-performing assets (UPB of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) as a percentage of the total collateral was 17.5%.  At December 31, 2014, non-performing assets to total collateral was 18.5%. Non-performing assets decreased by approximately $137.3 million at June 30, 2015 as compared to December 31, 2014. At June 30, 2015, the estimated fair value of non-performing assets (representing the fair value of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) was $412.1 million or 7.2% of total assets. At December 31, 2014, the estimated fair value of non-performing assets was $410.3 million or 7.3% of total assets.

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

The increase in REO at June 30, 2015 was the result of a decrease in REO liquidations as compared to the fourth quarter of 2014.  Additionally, for the three and six months ended June 30, 2015, we recorded an increase and decrease in net realizable value of the REO in the amount of $206 thousand and $2.5 million, respectively, compared to an increases of $2.9 million and $9.0 million for the comparable 2014 period. Increases and write-downs of the net realizable value reflect increases or declines in value of the REO subsequent to foreclosure date, but prior to the date of sale.

The following table presents the balances of REO:

	June 30,	December 31,
	2015	2014
REO	$23,323	$20,674
Impairment (1)	(4,337)	(1,874)
Ending balance	$18,986	$18,800

REO inside trusts	$18,986	$18,800
REO outside trusts	—	—
Total	$18,986	$18,800

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

Results of Operations

For the Three and Six Months Ended June 30, 2015 compared to the Three and Six Months Ended June 30, 2014

	For the Three Months Ended June 30,
			Increase	%
	2015	2014	(Decrease)	Change
Revenues	$49,084	$10,501	$38,583	367%
Expenses	(32,420)	(14,504)	(17,916)	(124)
Net interest income (expense)	959	(96)	1,055	1,099
Change in fair value of long-term debt	(1,544)	226	(1,770)	(783)
Change in fair value of net trust assets, including trust REO gains	802	4,711	(3,909)	(83)
Income tax expense	(71)	(756)	685	91
Net earnings	16,810	82	16,728	20,400

Earnings per share available to common stockholders - basic	$1.65	$0.01	$1.64	16,400%

Earnings per share available to common stockholders - diluted	$1.33	$0.01	$1.32	13,200%

	For the Six Months Ended June 30,
			Increase	%
	2015	2014	(Decrease)	Change
Revenues	$83,428	$20,730	$62,698	302%
Expenses	(49,560)	(29,432)	20,128	68
Net interest income (expense)	2,016	(409)	2,425	593
Change in fair value of long-term debt	(8,661)	(424)	(8,237)	(1,943)
Change in fair value of net trust assets, including trust REO (losses) gains	(74)	7,749	(7,823)	(101)
Income tax benefit (expense)	23,633	(1,098)	24,731	2,252
Net earnings (loss)	50,782	(2,884)	53,666	1,861

Earnings (loss) per share available to common stockholders - basic	$5.13	$(0.31)	$5.44	1,755%

Earnings (loss) per share available to common stockholders - diluted	$4.17	$(0.31)	$4.48	1,445%

Revenues

	For the Three Months Ended June 30,
			Increase	%
	2015	2014	(Decrease)	Change
Gain on sale of loans, net	$48,346	$6,293	$42,053	668%
Real estate services fees, net	2,355	4,360	(2,005)	(46)
Servicing income, net	1,017	1,291	(274)	(21)
Loss on mortgage servicing rights	(2,790)	(1,564)	(1,226)	(78)
Other revenues	156	121	35	29
Total revenues	$49,084	$10,501	$38,583	367%

Gain on sale of loans, net.  For the three months ended June 30, 2015, gain on sale of loans, net were $48.3 million compared to $6.3 million in the comparable 2014 period. The $42.1 million increase is primarily related to a $45.9 million increase in premiums received from the sale of mortgage loans, a $25.8 million increase in premiums from servicing retained loan sales, and a $4.9 million increase in realized and unrealized net gains on derivative financial instruments, partially offset by $23.5 million increase in net direct loan origination expenses, a $10.8 million increase in mark-to-market losses on loans held-for-sale (LHFS) and a $261 thousand increase in provision for repurchases.

The overall increase in gain on sale of loans, net was due to increased volumes and gain on sale margins predominantly due to the first quarter acquisition of CCM.   For the three months ended June 30, 2015, we originated and sold $2.6 billion and $2.7 billion of loans, respectively, as compared to $465.2 million and $449.5 million of loans originated and sold, respectively, during the same period in 2014.  Margins increased to approximately 186 bps for the three months ended June 30, 2015 as compared to 135 bps for the same period in 2014 due to the acquisition of CCM and a higher concentration of retail loans which have higher margins.

Real estate services fees, net.  For the three months ended June 30, 2015, real estate services fees, net were $2.4 million compared to $4.4 million in the comparable 2014 period. The 2.0 million decrease was primarily the result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio.

Servicing income, net.  For the three months ended June 30, 2015, servicing income, net was $1.0 million compared to $1.3 million in the comparable 2014 period.  The increase in average balance of our servicing portfolio led to an increase in contractual servicing fees for the three months ended June 30, 2015 compared to the 2014 period.  Despite the increase in contractual servicing fees, the decrease in servicing income, net was the result of the servicing sales in the second quarter of 2015 of approximately $1.2 billion which led to increased transaction costs associated with transfers of servicing.  Additionally, despite a higher average balance of the servicing portfolio in the second quarter of 2015 then 2014, with the addition of CCM, the predominance of our originated mortgage servicing rights occur at the end of the month.  This timing can delay the first payment received from the borrower typically between 30-45 days.

Loss on mortgage servicing rights.  For the three months ended June 30, 2015, loss on MSRs was $2.8 million compared to $1.6 million in the comparable 2014 period. For the three months ended June 30, 2015, loss on MSRs was primarily the result of a $542 thousand loss from a change in fair value of MSRs coupled with a $2.2 million loss on sale of servicing primarily due to a decline in the pricing for MSRs as a result of an increase in supply of MSRs available for sale during the second quarter of 2015.  The estimated fair value of MSRs are based on assumptions that assume stable market conditions.  The sale of MSRs can occur at times when volatile market conditions exist which may result in a gain or loss at the time of sale.  For the three months ended June 30, 2014, loss on MSRs was primarily the result of a $2.8 million loss from a change in fair value of MSRs partially offset by a $1.2 million gain on sale of servicing.

	For the Six Months Ended June 30,
			Increase	%
	2015	2014	(Decrease)	Change
Gain on sale of loans, net	$85,744	$10,866	$74,878	689%
Real estate services fees, net	5,097	8,039	(2,942)	(37)
Servicing income, net	1,652	2,859	(1,207)	(42)
Loss on mortgage servicing rights	(9,358)	(2,541)	(6,817)	(268)
Other revenues	293	1,507	(1,214)	(81)
Total revenues	$83,428	$20,730	$62,698	302%

Gain on sale of loans, net.  For the six months ended June 30, 2015, gain on sale of loans, net were $85.7 million compared to $10.9 million in the comparable 2014 period. The $74.9 million increase is primarily related to an $87.1 million increase in premiums received from the sale of mortgage loans, a $44.4 million increase in premiums from servicing retained loan sales and a $12.2 million increase in realized and unrealized net gains on derivative financial instruments, partially offset by $67.7 million increase in net direct loan origination expenses, a $575 thousand increase in provision for repurchases and a $457 thousand increase in mark-to-market losses on LHFS.

The overall increase in gain on sale of loans, net was due to increased volumes and gain on sale margins predominantly due to the first quarter acquisition of CCM.   For the six months ended June 30, 2015, we originated and sold $5.0 billion and $4.9 billion of loans, respectively, as compared to $818.3 million and $828.4 million of loans originated and sold, respectively, during the same period in 2014.  Margins increased to approximately 171bps for the six months ended June 30, 2015 as compared to 133 bps for the same period in 2014 due to the acquisition of CCM and a higher concentration of retail loans which have higher margins.  In the first quarter of 2015, gain on sale of loans, net included increased loan origination costs related to the acquisition of CCM.  Beginning in the second quarter of 2015, the operations of CCM were consolidated with our mortgage lending segment, therefore, the operating expenses of CCM were included in personnel and general, administrative, and other expense.

Real estate services fees, net.  For the six months ended June 30, 2015, real estate services fees, net were $5.1 million compared to $8.0 million in the comparable 2014 period. The $2.9 million decrease was primarily the result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio.

Servicing income, net.  For the six months ended June 30, 2015, servicing income, net was $1.7 million compared to $2.9 million in the comparable 2014 period.  The decrease in servicing income, net was the result of the servicing sales in the six months ended June 30, 2015 of approximately $2.8 billion which led to increased transaction costs associated with transfers of servicing.  Additionally, despite a flat average balance of the servicing portfolio during the six months ended June 30, 2015 as compared to 2014, with the addition of CCM, the predominance of our originated mortgage servicing rights occur at the end of the month.  This timing can delay the first payment received from the borrower typically between 30-45 days.

Loss on mortgage servicing rights.  For the six months ended June 30, 2015, loss on MSRs was $9.4 million compared to $2.5 million in the comparable 2014 period. For the six months ended June 30, 2015, loss on MSRs was primarily the result of a $5.7 million loss on sale of servicing primarily due to FHA dropping its required mortgage insurance premium by 0.50% in January 2015 coupled with a $3.6 million loss from a change in fair value of MSRs predominately during the first quarter of 2015 related to a decrease in interest rates as compared to a gain of $1.2 million for the same period in 2014.

Other revenues.  For the six months ended June 30, 2015, other revenue was $293 thousand compared to $1.5 million for the comparable 2014 period.  The decrease in other revenue was primarily due to the sale of AmeriHome during the first quarter of 2014 resulting in a $1.2 million gain.

Expenses

	For the Three Months Ended June 30,
			Increase	%
	2015	2014	(Decrease)	Change
Personnel expense	$24,078	$9,319	$14,759	158%
Business promotion	8,679	267	8,412	3151
General, administrative and other	7,943	4,918	3,025	62
Accretion of contingent consideration	3,046	—	3,046	n/a
Change in fair value of contingent consideration	(11,326)	—	(11,326)	n/a
Total expenses	$32,420	$14,504	$17,916	124%

Total expenses were $32.4 million for the three months ended June 30, 2015, compared to $14.5 million for the comparable period of 2014.  Personnel expense increased $14.8 million to $24.1million for the three months ended June 30, 2015.  The increase is primarily due to the acquisition of CCM during the first quarter of 2015 which contributed an additional $11.6 million in personnel expense during the three months ended June 30, 2015 as well as the addition of new sales personnel in the wholesale and correspondent division as compared to the second quarter of 2014.

Business promotion was $8.7 million for the three months ended June 30, 2015, compared to $267 thousand for the comparable period of 2014.  The increase is due to the acquisition of CCM during the first quarter of 2015.  This division operates as a centralized call center that utilizes a marketing platform to generate customer leads through the internet and call center loan agents. .  Our centralized call center purchases leads and promotes its business through radio and television advertisements.  In addition to the ongoing advertising expense associated with CCM, the increase is part of our strategic goal to leverage the marketing platform to expand the national footprint of our retail call center volumes as well as offering new AltQM products.

General, administrative and other expenses increased to $7.9 million for the three months ended June 30, 2015, compared to $4.9 million for the same period in 2014. The increase was primarily related to a $1.4 million increase in amortization of intangible and other assets, a $516 thousand increase in legal and professional fees, a $439 thousand increase in data processing and information technology support and a $376 thousand increase in additional occupancy expense related to the acquisition of CCM during the first quarter of 2015.

We recorded a contingent consideration liability related to the acquisition of CCM during the first quarter of 2015.  The contingent component consists of a three year earn-out provision beginning on the effective date January 2, 2015.  Each quarter we update our estimated fair value of contingent consideration by revising our forecast of CCM pre-tax earnings which include actual experience to date.  During the second quarter of 2015, we updated assumptions which included reductions in loan margins based on recent experience in the second quarter of 2015. Based on these changes, we recorded an $11.3 million change in fair value associated with a reduction in the contingent consideration liability at June 30, 2015.  The change in fair value of contingent consideration was related to the estimated reduction in future pre-tax earnings of CCM over the expected earn-out period, primarily due to margin compression.  The fair value of contingent consideration may change from quarter to quarter based upon actual experience and updated assumptions used to forecast pre-tax earnings for CCM.

Beginning in the second quarter of 2015, we are required by GAAP to record accretion of the contingent consideration liability from the close of the transaction in March 2015 through the end of the earn-out period in 2017.  The accretion represents the time value of money of the liability during the earn-out period.  In the second quarter of 2015, accretion was recorded, thereby increasing the contingent consideration liability by $3.0 million.  We were not required to record accretion in the first quarter of 2015 as the acquisition transaction did not close until March 31, 2015, however the accretion will continue to be a charge against earnings in future quarters until the end of the earn-out period.

	For the Six Months Ended June 30,
			Increase	%
	2015	2014	(Decrease)	Change
Personnel expense	$35,568	$18,779	$16,789	89%
Business promotion	8,894	768	8,126	1058
General, administrative and other	13,378	9,885	3,493	35
Accretion of contingent consideration	3,046	—	3,046	n/a
Change in fair value of contingent consideration	(11,326)	—	(11,326)	n/a
Total expenses	$49,560	$29,432	$20,128	68%

Expenses for the six months ended June 30, 2015 include CCM expenses beginning April 1, 2015 as the transaction closed March 31, 2015. As a result, total expenses for the six months ended June 30, 2015 may not be representative of our expenses for the remainder of the year.

Total expenses were $49.6 million for the six months ended June 30, 2015, compared to $29.4 million for the comparable period of 2014.  Personnel expense increased $16.8 million to $35.6 million for the six months ended June 30, 2015.  The increase is primarily due to the acquisition and consolidation of CCM on March 31, 2015 which contributed an additional $11.6 million in personnel expense since the acquisition date as well as the addition of new sales personnel in the wholesale and correspondent division as compared to the second quarter of 2014.

Business promotion was $8.9 million for the six months ended June 30, 2015, compared to $768 thousand for the comparable period of 2014.  The increase is due to the acquisition of CCM during the first quarter of 2015.  This division operates as a centralized call center that utilizes a marketing platform to generate customer leads through the internet and call center loan agents.  Our centralized call center purchases leads and promotes its business through radio and television advertisements. This increase is part of our strategic goal to leverage the marketing platform to expand the national footprint of our retail call center volumes as well as volumes of our new AltQM products.

General, administrative and other expenses increased to $13.4 million for the six months ended June 30, 2015, compared to $9.9 million for the same period in 2014. The increase was primarily related to a $1.2 million increase in amortization of intangible and other assets, a $1.3 million increase in legal and professional fees, a $668 thousand increase in data processing and information technology support and a $376 thousand increase in additional occupancy expense related to the acquisition of CCM during the first quarter of 2015.

We recorded a contingent consideration liability related to the acquisition of CCM during the first quarter of 2015.  The contingent component consists of a three year earn-out provision beginning on the effective date January 2, 2015.  Each quarter we update our estimated fair value of contingent consideration by revising our forecast of CCM pre-tax earnings which include actual experience to date.  During the second quarter of 2015, we updated assumptions which included reductions in loan margins based on recent experience in the second quarter of 2015. Based on these changes, we recorded an $11.3 million change in fair value associated with a reduction in the contingent consideration liability at June 30, 2015.  The change in fair value of contingent consideration was related to the estimated reduction in future pre-tax earnings of CCM over the expected earn-out period, primarily due to margin compression.  The fair value of contingent consideration may change from quarter to quarter based upon actual experience and updated assumptions used to forecast pre-tax earnings for CCM.

Beginning in the second quarter of 2015, we are required by GAAP to record accretion of the contingent consideration liability from the close of the transaction in March 2015 through the end of the earn-out period in 2017.  The accretion represents the time value of money of the liability during the earn-out period.  In the second quarter of 2015, accretion was recorded, thereby increasing the contingent consideration liability by $3.0 million.  We were not required to record accretion in the first quarter of 2015 as the acquisition transaction did not close until March 31, 2015, however the accretion will continue to be a charge against earnings in future quarters until the end of the earn-out period.

Net Interest Income (Expense)

We earn net interest income primarily from mortgage assets which include securitized mortgage collateral, loans held-for-sale, finance receivables and investment securities available-for-sale, or collectively, “mortgage assets,” and, to a lesser extent, interest income earned on cash and cash equivalents. Interest expense is primarily interest paid on borrowings secured by mortgage assets, which include securitized mortgage borrowings and warehouse borrowings and to a lesser extent, interest expense paid on long-term debt, Convertible Notes, short-term debt, Term Financing and line of credit. Interest income and interest expense during the period primarily represents the effective yield, based on the fair value of the trust assets and liabilities.

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

	For the Three Months Ended June 30,
	2015			2014
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Securitized mortgage collateral	$5,045,208	$63,444	5.03%	$5,485,629	$67,784	4.94%
Mortgage loans held-for-sale	377,005	3,219	3.42%	110,643	1,141	4.12%
Finance receivables	53,765	591	4.40%	2,310	25	4.33%
Other	23,512	15	0.26%	8,711	12	0.55%
Total interest-earning assets	$5,499,490	$67,269	4.89%	$5,607,293	$68,962	4.92%

LIABILITIES
Securitized mortgage borrowings	$5,043,142	$61,326	4.86%	$5,484,344	$66,623	4.86%
Warehouse borrowings (1)	390,820	3,101	3.17%	106,993	953	3.56%
Long-term debt	30,542	933	12.22%	17,395	1,074	24.70%
Convertible Notes	34,835	671	7.70%	20,000	387	7.74%
Short-term debt	3,185	79	9.92%	—	—	0.00%
Short-term borrowing	5,275	152	11.53%	—	—	0.00%
Other	3,473	48	5.53%	2,841	21	2.96%
Total interest-bearing liabilities	$5,511,272	$66,310	4.81%	$5,631,573	$69,058	4.91%

Net Interest Spread (2)		$959	0.08%		$(96)	0.01%
Net Interest Margin (3)			0.07%			-0.01%

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

Net interest spread increased $1.1 million for the quarter ended June 30, 2015 primarily attributable to an increase in the net interest spread on the long-term mortgage portfolio due to increases in yields between periods on securitized mortgage collateral and securitized mortgage borrowings, an increase in the net interest spread between loans held-for-sale and finance receivables and their related warehouse borrowings and a decrease in interest expense on the long-term debt.  Offsetting the increase in net spread was an increase in interest expense from the issuance of the additional Convertible Note, short-term structured debt and short-term borrowing. As a result, net interest margin increased to 0.07% for the three months ended June 30, 2015 from (0.01%) for the three months ended June 30, 2014.

During the quarter ended June 30, 2015, the yield on interest-earning assets decreased to 4.89% from 4.92% in the comparable 2014 period. The yield on interest-bearing liabilities decreased to 4.81% for the quarter ended June 30, 2015 from 4.91% for the comparable 2014 period. In connection with the fair value accounting for investment securities available-for-sale, securitized mortgage collateral and borrowings and long-term debt, interest income and interest expense is recognized using effective yields based on estimated fair values for these instruments. The increase in yield for securitized mortgage collateral and securitized mortgage borrowings is primarily related to a slight deterioration in the 2006 and 2007 vintage as compared to the previous period. The decrease in prices for these vintages caused the overall yields to increase.  Partially offsetting the increase in overall yields was improved pricing and lower yields on the earlier vintages.  The result was an improvement in net interest income and cash flows in the earlier vintage trusts which include our residual interests.

	For the Six Months Ended June 30,
	2015			2014
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Securitized mortgage collateral	$5,113,352	$132,726	5.19%	$5,488,470	$138,867	5.06%
Mortgage loans held-for-sale	344,410	5,849	3.40%	97,912	2,064	4.22%
Finance receivables	68,824	1,278	3.71%	1,297	28	4.32%
Other	16,123	23	0.29%	8,399	23	0.55%
Total interest-earning assets	$5,542,709	$139,876	5.05%	$5,596,078	$140,982	5.04%

LIABILITIES
Securitized mortgage borrowings	$5,110,714	$128,450	5.03%	$5,487,020	$136,670	4.98%
Warehouse borrowings (1)	375,783	5,850	3.11%	93,644	1,699	3.63%
Long-term debt	27,735	1,893	13.65%	16,887	2,185	25.88%
Convertible notes	27,459	1,058	7.71%	20,000	774	7.74%
Short-term debt	4,195	184	8.77%	—	—	#DIV/0!
Short-term borrowing	4,834	325	13.45%	—	—	#DIV/0!
Other	3,326	100	6.01%	3,338	63	3.77%
Total interest-bearing liabilities	$5,554,046	$137,860	4.96%	$5,620,889	$141,391	5.03%

Net Interest Spread (2)		$2,016	0.08%		$(409)	0.01%
Net Interest Margin (3)			0.07%			-0.01%

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

Net interest spread increased $2.4 million for the six months ended June 30, 2015 primarily attributable to an increase in the net interest spread on the long-term mortgage portfolio due to increases in yields between periods on securitized mortgage collateral and securitized mortgage borrowings, an increase in the net interest spread between loans held-for-sale and finance receivables and their related warehouse borrowings and a decrease in interest expense on the long-term debt.  Offsetting the increase in net spread was an increase in interest expense from the issuance of the additional Convertible Note, short-term structured debt and short-term borrowing. As a result, net interest margin increased to 0.07% for the six months ended June 30, 2015 from (0.01%) for the six months ended June 30, 2014.

During the six months ended June 30, 2015, the yield on interest-earning assets increased to 5.05% from 5.04% in the comparable 2014 period. The yield on interest-bearing liabilities decreased to 4.96% for the six months ended June 30, 2015 from 5.03% for the comparable 2014 period. In connection with the fair value accounting for investment securities available-for-sale, securitized mortgage collateral and borrowings and long-term debt, interest income and interest expense is recognized using effective yields based on estimated fair values for these instruments. The increase in yield for securitized mortgage collateral and securitized mortgage borrowings is primarily related to a slight deterioration in the 2006 and 2007 vintage as compared to the previous period. The decrease in prices for these vintages caused the overall yields to increase.  Partially offsetting the increase in overall yields was improved pricing and lower yields on the earlier vintages.  The result was an improvement in net interest income and cash flows in the earlier vintage trusts which include our residual interests.

Change in the fair value of long-term debt.

Change in the fair value of long-term debt resulted in a loss of $1.5 million for the three months ended June 30, 2015, compared to a gain of $226 thousand for the comparable 2014 period as a result of the increase in the estimated fair value of long-term debt. The increase in the estimated fair value of long-term debt was primarily the result of an increase in forward LIBOR interest rates during the second quarter of 2015 as compared to 2014. Long-term debt (consisting of trust preferred securities and junior subordinated notes) is measured based upon an analysis prepared by the Company, which considers the Company’s own credit risk and discounted cash flow analyses. Improvements in financial results and financial condition of the Company in the future could result in additional increases in the estimated fair value of the long-term debt, while deterioration in financial results and financial condition could result in a decrease in the estimated fair value of the long-term debt.

Change in the fair value of long-term debt resulted in a loss of $8.7 million for the six months ended June 30, 2015, compared to a loss of $424 thousand for the comparable 2014 period as a result of the increase in the estimated fair value of long-term debt. The increase in the estimated fair value of long-term debt was primarily the result of a decrease in the discount rate attributable to an improvement in our own credit risk profile, improvement in our financial condition and results of operations from the mortgage lending segment including the acquisition of CCM during the first quarter of 2015 as well as an increase in forward LIBOR interest rates during the second quarter of 2015 as compared to 2014.

Change in fair value of net trust assets, including trust REO gains (losses)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Change in fair value of net trust assets, excluding REO	$596	$1,769	$2,389	$(1,275)
Gains (losses) from REO	206	2,942	(2,463)	9,024
Change in fair value of net trust assets, including trust REO (losses) gains	$802	$4,711	$(74)	$7,749

The change in fair value related to our net trust assets (residual interests in securitizations) was a gain of $802 thousand for the quarter ended June 30, 2015, compared to a gain of $4.7 million in the comparable 2014 period. The change in fair value of net trust assets, including REO was due to $596 thousand in gains from changes in fair value of securitized mortgage borrowings, securitized mortgage collateral and investment securities available-for-sale primarily associated with updated assumptions of decreased collateral losses. Additionally, the NRV of REO increased $206 thousand during the period attributed to lower expected loss severities on properties held in the long-term mortgage portfolio during the period.

The change in fair value related to our net trust assets (residual interests in securitizations) was a gain of $4.7 million for the quarter ended June 30, 2014. The change in fair value of net trust assets, including REO was due to $1.8 million in gains from changes in fair value of securitized mortgage borrowings, securitized mortgage collateral and investment securities available-for-sale primarily associated with updating assumptions of decreased collateral losses in the future and lower interest rates. Additionally, a $2.9 million increase in NRV of REO during the period attributed to lower expected loss severities on properties held in the long-term mortgage portfolio during the period.

The change in fair value related to our net trust assets (residual interests in securitizations) was a loss of $74 thousand for the six months ended June 30, 2015, compared to a gain of $7.7 million in the comparable 2014 period. The change in fair value of net trust assets, including REO was due to $2.4 million in gains from changes in fair value of securitized mortgage borrowings, securitized mortgage collateral and investment securities available-for-sale primarily associated with lower interest rates during the first quarter of 2015 and updated assumptions of decreased collateral losses during the second quarter of 2015. Additionally, the NRV of REO decreased $2.5 million during the period attributed to higher expected loss severities on properties held in the long-term mortgage portfolio primarily during the first quarter of 2015.

The change in fair value related to our net trust assets (residual interests in securitizations) was a gain of $7.7 million for the quarter ended June 30, 2014. The change in fair value of net trust assets, including REO was due to a $9.0 million increase in NRV of REO during the period attributed to lower expected loss severities on properties held in the long-term mortgage portfolio during the period. Partially offsetting the gain was $1.3 million in losses from changes in fair value of securitized mortgage borrowings, securitized mortgage collateral and investment securities available-for-sale primarily associated with updating assumptions of increased collateral losses in the future and higher interest rates.

Income Taxes

We recorded tax expense (benefit) of $71 thousand and ($23.6) million for the three and six months ended June 30, 2015, respectively.  Income tax expense for the three months ended June 30, 2015 is primarily the result of amortization of the deferred charge partially offset by a reduction in current income tax provision based upon an estimated reduction in federal alternative minimum tax (AMT) and state income taxes.   Income tax benefit for the six months ended June 30, 2015 is primarily the result of reversal of valuation allowance partially offset by federal alternative minimum tax (AMT), amortization of the deferred charge and state income taxes from states where we do not have net operating loss carryforwards or state minimum taxes, including AMT. For the three and six months ended June 30, 2014, we recorded an expense of $756 thousand and $1.1 million primarily related to alternative minimum taxes associated with taxable income generated from the sale of AmeriHome and mortgage servicing rights.

As of December 31, 2014, we had estimated federal and California net operating loss (NOL) carryforwards of approximately $495.9 million and $427.3 million, respectively. Federal and state net operating loss carryforwards begin to expire in 2027 and 2018, respectively.

Based on pretax income of $27.1 million for the six months ended June 30, 2015, the expected tax expense would be $10.9 million at an effective rate of 40%.  However, we utilized $10.7 million in available NOL’s by offsetting tax expense for the period with a reversal of the valuation allowance.  Additionally, based on the weight of available evidence at June 30, 2015, we determined that it was more likely than not that we would generate sufficient taxable income in future periods to utilize a portion of our net deferred tax asset.

As of December 31, 2014, we had deferred tax assets of $163.2 million which we recorded a full valuation allowance against.  During the first quarter of 2015, with the aforementioned acquisition of CCM, we significantly expanded our mortgage lending operations and profitability.  As of June 30, 2015, in part because of the earnings recognition during the first six months of 2015, current year projected earnings, future projected earnings as well as the historical earnings of CCM, management determined that sufficient positive evidence exists to conclude that it is more likely than not that deferred taxes of $24.4 million are realizable, and therefore, reduced the valuation allowance accordingly. Although realization is not assured, the Company believes that the realization of the recognized deferred tax asset of $24.4 million at June 30, 2015 is more likely than not based on future forecasted net earnings.  The Company estimates that it would need to generate approximately $61.0 million of taxable income during the applicable carryforward periods to fully realize the federal and state deferred tax assets.   However, to the extent the Company is unable to generate sufficient taxable income, the ability to realize the deferred tax asset may became uncertain and an additional charge to increase the valuation allowance may be recorded.

Results of Operations by Business Segment

We have three primary operating segments: Mortgage Lending, Real Estate Services and Long-Term Mortgage Portfolio. Unallocated corporate and other administrative costs, including the cost associated with being a public company, are presented in Corporate. Segment operating results are as follows:

Mortgage Lending

	For the Three Months Ended June 30,
			Increase	%
	2015	2014	(Decrease)	Change
Gain on sale of loans, net	$48,346	$6,293	$42,053	668%
Servicing income, net	1,017	1,291	(274)	(21)
Loss on mortgage servicing rights	(2,790)	(1,564)	(1,226)	(78)
Other	104	43	61	142
Total revenues	46,677	6,063	40,614	670

Other income	648	215	433	201

Personnel expense	(23,566)	(6,741)	16,825	250
Business promotion	(8,630)	(241)	8,389	3,481
General, administrative and other	(3,571)	(1,626)	1,945	120
Net earnings (loss) before income taxes	$11,558	$(2,330)	$13,888	596%

For the quarter ended June 30, 2015, gain on sale of loans, net were $48.3 million or 186 bps compared to $6.3 million or 135 bps in the comparable 2014 period. The $42.1 million increase is primarily related to a $45.9 million increase in premiums received from the sale of mortgage loans, a $25.8 million increase in premiums from servicing retained loan sales, and a $4.9 million increase in realized and unrealized net gains on derivative financial instruments, partially offset by $23.5 million increase in net direct loan origination expenses, a $10.8 million increase in mark-to-market losses on LHFS and a $261 thousand increase in provision for repurchases.

The overall increase in gain on sale of loans, net was due to increased volumes and gain on sale margins predominantly due to the first quarter acquisition of CCM.   For the three months ended June 30, 2015, we originated and sold $2.6 billion and $2.7 billion of loans, respectively, as compared to $465.2 million and $449.5 million of loans originated and sold, respectively, during the same period in 2014.  Margins increased to approximately 186 bps for the three months ended June 30, 2015 as compared to 135 bps for the same period in 2014 due to the acquisition of CCM and a higher concentration of retail loans which have higher margins.

For the three months ended June 30, 2015, servicing income, net was $1.0 million compared to $1.3 million in the comparable 2014 period.  The increase in average balance of our servicing portfolio led to an increase in contractual servicing fees for the three months ended June 30, 2015 compared to the 2014 period.  Despite the increase in contractual servicing fees, the decrease in servicing income, net was the result of the servicing sales in the second quarter of 2015 of approximately $1.2 billion which led to increased transaction costs associated with transfers of servicing.  Additionally, despite a higher average balance of the servicing portfolio in the second quarter of 2015 than 2014, with the addition of CCM, the predominance of our originated mortgage servicing rights occur at the end of the month.  This timing can delay the first payment received from the borrower typically between 30-45 days.

For the three months ended June 30, 2015, loss on MSRs was $2.8 million compared to $1.6 million in the comparable 2014 period. For the three months ended June 30, 2015, loss on MSRs was primarily the result of a $542 thousand loss from a change in fair value of MSRs coupled with a $2.2 million loss on sale of servicing primarily due to a decline in the pricing for MSRs as a result of an increase in supply of MSRs available for sale in during the second quarter of 2015.  For the three months ended June 30, 2014, loss on MSRs was primarily the result of a $2.8 million loss from a change in fair value of MSRs partially offset by a $1.2 million gain on sale of servicing.

Personnel expense increased $16.8 million to $23.6 million for the three months ended June 30, 2015.  The increase is primarily due to the acquisition of CCM during the first quarter of 2015 which contributed an additional $11.6 million in personnel expense during the three months ended June 30, 2015 as well as the addition of new sales personnel in the wholesale and correspondent division as compared to the second quarter of 2014.  Additionally, the growth of the mortgage lending division resulted in increased allocations of certain corporate costs.

Business promotion was $8.7 million for the three months ended June 30, 2015, compared to $241 thousand for the comparable period of 2014.  The increase is due to the acquisition of CCM during the first quarter of 2015.  This division operates as a centralized call center that utilizes a marketing platform to generate customer leads through the internet and call center loan agents. .  Our centralized call center purchases leads and promotes its business through radio and television advertisements.  In addition to the ongoing advertising expense associated with CCM, the increase is part of our strategic goal to leverage the marketing platform to expand the national footprint of our retail call center volumes as well as offering new AltQM products.

General, administrative and other expenses increased to $3.6 million for the three months ended June 30, 2015, compared to $1.6 million for the same period in 2014. The increase in general administrative and other expense was primarily related to the acquisition of CCM which contributed $1.5 million of the $1.9 million increase.  The $1.9 million increase was primarily related to a $611 thousand increase in general administrative expense related to the increase in mortgage loan origination volume, $246 thousand increase in legal and professional fees, a $346 thousand increase in data processing and information technology support and a $463 thousand increase in additional occupancy expense, of which $376 thousand was related to the acquisition of CCM during the first quarter of 2015.

	For the Six Months Ended June 30,
			Increase	%
	2015	2014	(Decrease)	Change
Gain on sale of loans, net	$85,744	$10,866	$74,878	689%
Servicing income, net	1,652	2,859	(1,207)	(42)
Loss on mortgage servicing rights	(9,358)	(2,541)	(6,817)	(268)
Other	121	1,257	(1,136)	(90)
Total revenues	78,159	12,441	65,718	528

Other income	1,016	371	645	174

Personnel expense	(34,621)	(13,543)	21,078	156
Business promotion	(8,794)	(712)	8,082	1,135
General, administrative and other	(5,667)	(3,320)	2,347	71
Net earnings (loss) before income taxes	$30,093	$(4,763)	$34,856	732%

For the six months ended June 30, 2015, gain on sale of loans, net were $85.7 million or 171 bps compared to $10.9 million or 133 bps in the comparable 2014 period. The $74.9 million increase is primarily related to an $87.1 million increase in premiums received from the sale of mortgage loans, a $44.4 million increase in premiums from servicing retained loan sales and a $12.2 million increase in realized and unrealized net gains on derivative financial instruments, partially offset by $67.7 million increase in net direct loan origination expenses, a $575 thousand increase in provision for repurchases and a $457 thousand increase in mark-to-market losses on LHFS.

The overall increase in gain on sale of loans, net was due to increased volumes and gain on sale margins predominantly due to the first quarter acquisition of CCM.   For the six months ended June 30, 2015, we originated and sold $5.0 billion and $4.9 billion of loans, respectively, as compared to $818.3 million and $828.4 million of loans originated and sold, respectively, during the same period in 2014.  Margins increased to approximately 171 bps for the six months ended June 30, 2015 as compared to 133 bps for the same period in 2014 due to the acquisition of CCM and a higher concentration of retail loans which have higher margins.

For the six months ended June 30, 2015, servicing income, net was $1.7 million compared to $2.9 million in the comparable 2014 period.  The decrease in servicing income, net was the result of the servicing sales in the six months ended June 30, 2015 of approximately $2.8 billion which led to increased transaction costs associated with transfers of servicing.  Additionally, despite a flat average balance of the servicing portfolio during the six months ended June 30, 2015 as compared to 2014, with the addition of CCM, the predominance of our originated mortgage servicing rights occur at the end of the month.  This timing can delay the first payment received from the borrower typically between 30-45 days.

For the six months ended June 30, 2015, loss on MSRs was $9.4million compared to $2.5 million in the comparable 2014 period. For the six months ended June 30, 2015, loss on MSRs was primarily the result of a $5.7 million loss on sale of servicing primarily due to FHA dropping its required mortgage insurance premium by 0.50% in January 2015 coupled with a $3.6 million loss from a change in fair value of MSRs predominately during the first quarter of 2015 related to a decrease in interest rates as compared to a gain of $1.2 million for the same period in 2014.

For the six months ended June 30, 2015, other revenue was $121 thousand compared to $1.3 million for the comparable 2014 period.  The decrease in other revenue was primarily due to the sale of AmeriHome during the first quarter of 2014 resulting in a $1.2 million gain.

Personnel expense increased $21.1 million to $34.6 million for the six months ended June 30, 2015.  The increase is primarily due to the acquisition and consolidation of CCM on March 31, 2015 resulting in an additional $11.6 million in personnel expense since the acquisition date as well as the addition of new sales personnel in the wholesale and correspondent division as compared to the second quarter of 2014.    Additionally, the growth of the mortgage lending division resulted in increased allocations of certain corporate costs.  As previously described, beginning in the second quarter of 2015, personnel related costs from CCM were recorded within their respective expense line and as a result total expenses for the six months ended June 30, 2015 might not be an accurate representation of our expenses for the remainder of the year.

Business promotion was $8.8 million for the six months ended June 30, 2015, compared to $712 thousand for the comparable period of 2014.  The increase is due to the acquisition of CCM during the first quarter of 2015.  This division operates as a centralized call center that utilizes a marketing platform to generate customer leads through the internet and call center loan agents.  Our centralized call center purchases leads and promotes its business through radio and television advertisements. This increase is part of our strategic goal to leverage the marketing platform to expand the national footprint of our retail call center volumes as well as volumes of our new AltQM products.

General, administrative and other expenses increased to $5.7 million for the six months ended June 30, 2015, compared to $3.3 million for the same period in 2014. The increase in general administrative and other expense was primarily related to the acquisition of CCM which contributed $1.5 million of the $2.3 million increase.  The $2.3 million increase was primarily related to a $623 thousand increase in general administrative expense related to the increase in mortgage loan origination volume, $544 thousand increase in legal and professional fees, a $532 thousand increase in data processing and information technology support and a $465 thousand increase in additional occupancy expense, of which $376 thousand was related to the acquisition of CCM during the first quarter of 2015.

Real Estate Services

	For the Three Months Ended June 30,
			Increase	%
	2015	2014	(Decrease)	Change
Real estate services fees, net	$2,355	$4,360	$(2,005)	(46)%

Personnel expense	(1,178)	(1,357)	179	13
General, administrative and other	(142)	(177)	35	20
Net earnings before income taxes	$1,035	$2,826	$(1,791)	(63)%

For the three months ended June 30, 2015, real estate services fees, net were $2.4 million compared to $4.4 million in the comparable 2014 period. The $2.0 million decrease in real estate services fees, net was the result of a $921 thousand decrease in real estate and recovery fees, a $774 thousand decrease in loss mitigation fees and a $310 thousand decrease in real estate services.

For the three months ended June 30, 2015, personnel expense decreased to $1.2 million as compared to $1.4 million for the comparable 2014 period. The $179 thousand decrease is primarily related to a reduction in personnel as well as a reduction in commissions associated with reduced transactions and the decline in loans and balance of the long-term mortgage portfolio.

	For the Six Months Ended June 30,
			Increase	%
	2015	2014	(Decrease)	Change
Real estate services fees, net	$5,097	$8,039	$(2,942)	(37)%

Personnel expense	(2,631)	(2,574)	(57)	(2)
General, administrative and other	(344)	(482)	138	29
Net earnings before income taxes	$2,122	$4,983	$(2,861)	(57)%

For the six months ended June 30, 2015, real estate services fees, net were $5.1 million compared to $8.0 million in the comparable 2014 period. The $2.9 million decrease in real estate services fees, net was the result of a $1.2 million decrease in loss mitigation fees, a $1.1 million decrease in real estate and recovery fees and a $620 thousand decrease in real estate services.

For the six months ended June 30, 2015, general, administrative and other expense decreased to $344 thousand as compared to $482 thousand for the comparable 2014 period. The $138 thousand decrease is primarily related to a reduction in reduced transactions and the decline in loans and balance of the long-term mortgage portfolio.

Long-term Mortgage Portfolio

	For the Three Months Ended June 30,
			Increase	%
	2015	2014	(Decrease)	Change
Other revenue	$63	$42	21	50%

Personnel expense	(73)	(64)	9	14
General, administrative and other	(163)	(201)	(38)	(19)
Total expenses	(236)	(265)	29	11

Net interest income	1,189	94	1,095	1165
Change in fair value of long-term debt	(1,544)	226	(1,770)	(783)
Change in fair value of net trust assets, including trust REO (losses) gains	802	4,711	(3,909)	(83)
Total other income	447	5,031	(4,584)	(91)
Net earnings before income taxes	$274	$4,808	$(4,534)	(94)%

For the three months ended June 30, 2015, net interest income totaled $1.2 million as compared to $94 thousand for the comparable 2014 period. Net interest income increased $1.1million for the quarter ended June 30, 2015 primarily attributable to a $956 thousand increase in net interest spread on the long-term mortgage portfolio due to an improvement in net interest income and cash flows in the earlier vintage trusts which include our residual interests. Additionally, net interest income increased $141 thousand due to a decrease in interest expense on the long-term debt.

Change in the fair value of long-term debt resulted in a loss of $1.5 million for the three months ended June 30, 2015, compared to a gain of $226 thousand for the comparable 2014 period as a result of the increase in the estimated fair value of long-term debt. The increase in the estimated fair value of long-term debt was primarily the result of an increase in forward LIBOR interest rates during the second quarter of 2015 as compared to 2014.

The change in fair value related to our net trust assets (residual interests in securitizations) was a gain of $802 thousand for the quarter ended June 30, 2015, compared to a gain of $4.7 million in the comparable 2014 period. The change in fair value of net trust assets, including REO was due to $596 thousand in gains from changes in fair value of securitized mortgage borrowings, securitized mortgage collateral and investment securities available-for-sale primarily associated with updated assumptions of decreased collateral losses. Additionally, the NRV of REO increased $206 thousand during the period attributed to lower expected loss severities on properties held in the long-term mortgage portfolio during the period.

	For the Six Months Ended June 30,
			Increase	%
	2015	2014	(Decrease)	Change
Other revenue	$125	$211	(86)	(41)%

Personnel expense	(80)	(155)	(75)	(48)
General, administrative and other	(268)	(351)	(83)	(24)
Total expenses	(348)	(506)	158	31

Net interest income	2,390	26	2,364	9092
Change in fair value of long-term debt	(8,661)	(424)	(8,237)	(1943)
Change in fair value of net trust assets, including trust REO gains (losses)	(74)	7,749	(7,823)	(101)
Total other (expense) income	(6,345)	7,351	(13,696)	(186)
Net (loss) earnings before income taxes	$(6,568)	$7,056	$(13,624)	(193)%

For the six months ended June 30, 2015, other revenue totaled $125 thousand as compared to $211 thousand for the comparable 2014 period. The $86 thousand decrease is primarily due to a $64 thousand decrease in master servicing revenue earned on the long-term mortgage portfolio.

For the six months ended June 30, 2015, total expenses were $348 thousand as compared to $506 thousand for the comparable 2014 period. The $158 thousand decrease in total expense was primarily due to a decrease in ongoing activities in the long-term mortgage portfolio associated with a decline in loans and balances of the long-term mortgage portfolio.

For the six months ended June 30, 2015, net interest income totaled $2.4 million as compared to $26 thousand for the comparable 2014 period.  Net interest income increased $2.4 million for the six months ended June 30, 2015 primarily attributable to a $2.1 million increase in net interest spread on the long-term mortgage portfolio due to an improvement in net interest income and cash flows in the earlier vintage trusts which include our residual interests. Additionally, net interest income increased $292 thousand due to a decrease in interest expense on the long-term debt.

Change in the fair value of long-term debt resulted in a loss of $8.7 million for the six months ended June 30, 2015, compared to a loss of $424 thousand for the comparable 2014 period as a result of the increase in the estimated fair value of long-term debt. The increase in the estimated fair value of long-term debt was primarily the result of a decrease in the discount rate attributable to an improvement in our own credit risk profile, improvement in our financial condition and results of operations from the mortgage lending segment including the acquisition of CCM during the first quarter of 2015 as well as an increase in forward LIBOR interest rates during the second quarter of 2015 as compared to 2014.

The change in fair value related to our net trust assets (residual interests in securitizations) was a loss of $74 thousand for the six months ended June 30, 2015, compared to a gain of $7.7 million in the comparable 2014 period. The change in fair value of net trust assets, including REO was due to $2.4 million in gains from changes in fair value of securitized mortgage borrowings, securitized mortgage collateral and investment securities available-for-sale primarily associated with lower interest rates during the first quarter of 2015 and updated assumptions of decreased collateral losses during the second quarter of 2015. Additionally, the NRV of REO decreased $2.5 million during the period attributed to higher expected loss severities on properties held in the long-term mortgage portfolio primarily during the first quarter of 2015.

Corporate

The corporate segment includes all compensation applicable to the corporate services groups, public company costs, unused office space as well as debt expense related to the Convertible Notes, Term Financing and capital leases. This corporate services group supports all operating segments. A portion of the corporate services costs is allocated to the operating segments. The costs associated with being a public company, unused space as well as the interest expense related to the Convertible Notes and capital leases are not allocated to our other segments and remain in this segment.

	For the Three Months Ended June 30,
			Increase	%
	2015	2014	(Decrease)	Change
Interest expense	$(878)	$(405)	(473)	(117)

Other revenue	(11)	36	(47)	(131)%

General, administrative and other	(3,377)	(4,097)	720	18
Accretion of contingent consideration	(3,046)	—	(3,046)	n/a
Change in fair value of contingent consideration	11,326	—	11,326	n/a
Other income (expense)	4,903	(4,097)	9,000	220
Net earnings (loss) before income taxes	$4,014	$(4,466)	$8,480	190%

For the three months ended June 30, 2015, interest expense increased to $878 thousand as compared to $405 thousand for the comparable 2014 period. The increase was primarily due to a $473 thousand increase in interest expense from the issuance of an additional $25.0 million of convertible notes in May 2015, the $6.0 million short-term structured debt agreement entered into in December 2014 (which was repaid in June 2015) and $10.0 million short term promissory note entered into in April 2015 and repaid in May 2015.

For the three months ended June 30, 2015, general, administrative and other expenses decreased to $3.4 million as compared to $4.1 million for the comparable 2014 period. The decrease was primarily due to a $1.9 million increase in allocated corporate expenses.   The growth of the mortgage lending division resulted in increased allocations of certain corporate costs due to increased headcount. Partially offsetting the decrease was a $1.2 million increase in amortization of intangible and other assets as a result of the assets acquired as part of the acquisition of CCM in the first quarter of 2015 as well as a $380 thousand increase in legal and professional fees.

We recorded a contingent consideration liability related to the acquisition of CCM during the first quarter of 2015.  The contingent component consists of a three year earn-out provision beginning on the effective date January 2, 2015.  Each quarter we update our estimated fair value of contingent consideration by revising our forecast of CCM pre-tax earnings which include actual experience to date.  During the second quarter of 2015, we updated assumptions which included reductions in loan margins based on recent experience in the second quarter of 2015. Based on these changes, we recorded an $11.3 million change in fair value associated with a reduction in the contingent consideration liability at June 30, 2015.  The change in fair value of contingent consideration was related to the estimated reduction in future pre-tax earnings of CCM over the expected earn-out period, primarily due to margin compression.  The fair value of contingent consideration may change from quarter to quarter based upon actual experience and updated assumptions used to forecast pre-tax earnings for CCM.

Beginning in the second quarter of 2015, we are required by GAAP to record accretion of the contingent consideration liability from the close of the transaction in March 2015 through the end of the earn-out period in 2017.  The accretion represents the time value of money of the liability during the earn-out period.  In the second quarter of 2015, accretion was recorded, thereby increasing the contingent consideration liability by $3.0 million.  We were not required to record accretion in the first quarter of 2015 as the acquisition transaction did not close until March 31, 2015, however the accretion will continue to be a charge against earnings in future quarters until the end of the earn-out period

	For the Six Months Ended June 30,
			Increase	%
	2015	2014	(Decrease)	Change
Interest expense	$(1,390)	$(806)	(584)	(72)

Other revenue	47	39	8	21%

General, administrative and other	(5,435)	(8,295)	2,860	34
Accretion of contingent consideration	(3,046)	—	(3,046)	n/a
Change in fair value of contingent consideration	11,326	—	11,326	n/a
Other income (expense)	2,845	(8,295)	11,140	134
Net earnings (loss) before income taxes	$1,502	$(9,062)	$10,564	117%

For the six months ended June 30, 2015, interest expense increased to $1.4 million as compared to $806 thousand for the comparable 2014 period. The increase was primarily due to a $584 thousand increase in interest expense from the issuance of an additional $25.0 million of convertible notes in May 2015, the $6.0 million short-term structured debt agreement entered into in December 2014 (which was repaid in June 2015) and $10.0 million short term promissory note entered into in April 2015 and repaid in May 2015.

For the six months ended June 30, 2015, expenses decreased to $5.4 million as compared to $8.3 million for the comparable 2014 period. The decrease was primarily due to a $4.3 million increase in allocated corporate expenses.   The growth of the mortgage lending division resulted in increased allocations of certain corporate costs due to increased headcount. Partially offsetting the decrease was a $1.2 million increase in amortization of intangible and other assets as a result of the assets acquired as part of the acquisition of CCM in the first quarter of 2015 as well as an $879 thousand increase in legal and professional fees.

We recorded a contingent consideration liability related to the acquisition of CCM during the first quarter of 2015.  The contingent component consists of a three year earn-out provision beginning on the effective date January 2, 2015.  Each quarter we update our estimated fair value of contingent consideration by revising our forecast of CCM pre-tax earnings which include actual experience to date.  During the second quarter of 2015, we updated assumptions which included reductions in loan margins based on recent experience in the second quarter of 2015. Based on these changes, we recorded an $11.3 million change in fair value associated with a reduction in the contingent consideration liability at June 30, 2015.  The change in fair value of contingent consideration was related to the estimated reduction in future pre-tax earnings of CCM over the expected earn-out period, primarily due to margin compression.  The fair value of contingent consideration may change from quarter to quarter based upon actual experience and updated assumptions used to forecast pre-tax earnings for CCM.

Beginning in the second quarter of 2015, we are required by GAAP to record accretion of the contingent consideration liability from the close of the transaction in March 2015 through the end of the earn-out period in 2017.  The accretion represents the time value of money of the liability during the earn-out period.  In the second quarter of 2015, accretion was recorded, thereby increasing the contingent consideration liability by $3.0 million.  We were not required to record accretion in the first quarter of 2015 as the acquisition transaction did not close until March 31, 2015, however the accretion will continue to be a charge against earnings in future quarters until the end of the earn-out period

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting with the exception of the following:

•                  Beginning in the first quarter of 2015, the Company has incorporated the financial results of CCM into the Company’s consolidated financial statements.  The Company is in the process of documenting the control environment of the CCM division as part of the assessment of the overall effectiveness of the internal control over financial reporting by the end of 2015.

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

The legal matters summarized below are ongoing and may have an effect on the Company’s business and future financial condition and results of operations:

On October 28, 2014, an action was filed in the Superior Court of the State of California in Orange County entitled Mallory Hill v. Impac Mortgage Holdings, Inc., Impac Mortgage Corporation et al. In the action Mr. Hill seeks compensatory damages, general damages, treble damages, exemplary damages, an accounting, injunctive relief, attorney’s fees and costs for claims based upon a consulting agreement entered into with Mr. Hill, a purported employment relationship entered into with Mr. Hill and other purported claims. The matter was removed to the US District Court and the Company filed a motion to dismiss.   The plaintiff filed an amended complaint removing all federal question claims and the matter was thereafter remanded back to Orange County Superior Court.  The Company filed a demurrer, which remains pending.

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

Please refer to IMH’s report on Form 10-K for the year ended December 31, 2014 and subsequent Form 10-Q filings for a description of litigation and claims.

ITEM 1A:  RISK FACTORS

None.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:  MINE SAFETY DISCLOSURES

None.

ITEM 5:  OTHER INFORMATION

None.

ITEM 6: EXHIBITS

(a)	Exhibits:
10.1	Note Purchase Agreement dated as of May 8, 2015 by and among Impac Mortgage Holdings, Inc. and the Purchasers, and Registration Rights Agreement (included as Exhibit B thereto).
10.1(a)	Form of Convertible Promissory Note Due 2020.
10.2*	Loan Agreement dated as of June 19, 2015 among Impac Mortgage Holdings, Inc., Impac Mortgage Corp, Impac Warehouse Lending, Inc., Integrated Real Estate Service Corp. and Macquarie Alpine Inc.
10.3*	Term Note dated as of June 19, 2015 issued by Impac Mortgage Holdings, Inc., Impac Mortgage Corp, Impac Warehouse Lending, Inc., and Integrated Real Estate Service Corp. to Macquarie Alpine Inc.
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from Impac Mortgage Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Cash Flows, and (4) Notes to Consolidated Financial Statements, tagged as blocks of text.

*              Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2015.

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

August 12, 2015