Form 10-Q
period 2015-09-30
IMPAC MORTGAGE HOLDINGS INC
filed 2015-11-09
CIK 1000298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

There were 10,322,602 shares of common stock outstanding as of  November 4, 2015.

IMPAC MORTGAGE HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1.                CONSOLIDATED FINANCIAL STATEMENTS

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Cash and cash equivalents	$10,509	$10,073
Restricted cash	5,829	2,420
Mortgage loans held-for-sale	460,808	239,391
Finance receivables	41,334	8,358
Mortgage servicing rights	63,281	24,418
Securitized mortgage trust assets	4,814,798	5,268,531
Goodwill	104,938	352
Intangible assets, net	31,024	—
Deferred tax asset, net	24,420	—
Other assets	37,942	25,029
Total assets	$5,594,883	$5,578,572

LIABILITIES
Warehouse borrowings	$477,673	$226,718
Short-term debt	—	6,000
Term financing	30,000	—
Convertible notes	45,000	20,000
Contingent consideration	68,792	—
Long-term debt	31,663	22,122
Securitized mortgage trust liabilities	4,799,024	5,251,307
Other liabilities	39,816	27,469
Total liabilities	5,491,968	5,553,616

Commitments and contingencies (See Note 16)

STOCKHOLDERS’ EQUITY
Series A-1 junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none issued or outstanding	—	—
Series B 9.375% redeemable preferred stock, $0.01 par value; liquidation value $16,640; 2,000,000 shares authorized, 665,592 noncumulative shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	7	7
Series C 9.125% redeemable preferred stock, $0.01 par value; liquidation value $35,127; 5,500,000 shares authorized; 1,405,086 noncumulative shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	14	14
Common stock, $0.01 par value; 200,000,000 shares authorized; 10,291,653 and 9,588,532 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	103	96
Additional paid-in capital	1,097,436	1,089,574
Net accumulated deficit:
Cumulative dividends declared	(822,520)	(822,520)
Retained deficit	(172,125)	(242,215)
Net accumulated deficit	(994,645)	(1,064,735)
Total stockholders’ equity	102,915	24,956
Total liabilities and stockholders’ equity	$5,594,883	$5,578,572

See accompanying notes to unaudited consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Revenues:
Gain on sale of loans, net	$47,274	$8,602	$133,018	$19,468
Real estate services fees, net	2,775	3,243	7,872	11,282
Servicing income, net	2,432	913	4,083	3,773
Loss on mortgage servicing rights	(4,818)	(998)	(14,176)	(3,540)
Other	(11)	197	283	1,703
Total revenues	47,652	11,957	131,080	32,686
Expenses:
Personnel expense	21,315	9,062	56,883	27,841
Business promotion	10,735	252	19,628	1,020
General, administrative and other	7,100	4,376	20,479	14,260
Accretion of contingent consideration	2,424	—	5,471	—
Change in fair value of contingent consideration	(16,897)	—	(28,223)	—
Total expenses	24,677	13,690	74,238	43,121
Operating income (loss):	22,975	(1,733)	56,842	(10,435)

Other income (expense):
Interest income	70,301	79,631	210,177	220,613
Interest expense	(70,182)	(78,884)	(208,042)	(220,275)
Change in fair value of long-term debt	—	—	(8,661)	(424)
Change in fair value of net trust assets, including trust REO (losses) gains	(3,004)	92	(3,078)	7,841
Total other income (expense)	(2,885)	839	(9,604)	7,755
Earnings (loss) before income taxes	20,090	(894)	47,238	(2,680)
Income tax expense (benefit)	781	307	(22,852)	1,405
Net earnings (loss)	$19,309	$(1,201)	$70,090	$(4,085)

Earnings (loss) per common share :
Basic	$1.89	$(0.13)	$7.00	$(0.44)
Diluted	$1.48	$(0.13)	$5.61	$(0.44)

See accompanying notes to unaudited consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Nine Months
	Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$70,090	$(4,085)
Loss (gain) on sale of mortgage servicing rights	6,193	(1,388)
Change in fair value of mortgage servicing rights	7,983	4,928
Gain on sale of AmeriHome	—	(1,208)
Gain on sale of mortgage loans	(115,578)	(15,826)
Change in fair value of mortgage loans held-for-sale	(9,030)	(5,103)
Change in fair value of derivatives lending, net	(8,755)	(170)
Provision for repurchases	340	1,602
Origination of mortgage loans held-for-sale	(7,319,723)	(1,737,217)
Sale and principal reduction on mortgage loans held-for-sale	7,146,796	1,635,569
Losses (gains) from REO	4,899	(8,977)
Change in fair value of net trust assets, excluding REO	(4,977)	(2,786)
Change in fair value of long-term debt	8,661	424
Accretion of interest income and expense	111,400	137,087
Amortization of intangible and other assets	2,384	—
Accretion of contingent consideration	5,471	—
Change in fair value of contingent consideration	(28,223)	—
Amortization of debt issuance costs and discount on note payable	248	31
Stock-based compensation	1,076	1,377
Impairment of deferred charge	1,054	—
Change in deferred tax assets	(24,420)	—
Change in REO impairment reserve	1,655	6,243
Net change in restricted cash	(3,409)	(396)
Net change in other assets and liabilities	8,647	(5,601)
Net cash (used in) provided by operating activities	(137,218)	4,504

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in securitized mortgage collateral	479,565	452,046
Proceeds from the sale of mortgage servicing rights	23,079	28,665
Finance receivable advances to customers	(523,005)	(37,872)
Repayments of finance receivables	490,029	33,538
Net change in mortgages held-for-investment	46	6
Purchase of premises and equipment	93	(18)
Net principal change on investment securities available-for-sale	83	64
Acquisition of CashCall Mortgage	(5,000)	—
Payment of acquisition related contingent consideration	(32,423)	—
Proceeds from the sale of REO	24,210	27,666
Proceeds from the sale of AmeriHome	—	10,200
Net cash provided by investing activities	456,677	514,295

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of convertible notes	25,000	—
Issuance of term financing	30,000	—
Repayment of warehouse borrowings	(6,884,047)	(1,560,956)
Borrowings under warehouse agreement	7,135,002	1,662,692
Repayment of line of credit	(11,000)	(23,250)
Borrowings under line of credit	7,000	20,250
Repayment of short-term borrowing	(15,000)	—
Short-term borrowing	15,000	—
Repayment of securitized mortgage borrowings	(614,505)	(613,708)
Principal payments on short-term debt	(6,000)	—
Principal payments on capital lease	(616)	(552)
Capitalized debt issuance costs	(500)	—
Proceeds from exercise of stock options	643	33
Net cash used in financing activities	(319,023)	(515,491)

Net change in cash and cash equivalents	436	3,308
Cash and cash equivalents at beginning of period	10,073	9,969
Cash and cash equivalents at end of period	$10,509	$13,277

	For the Nine Months
	Ended September 30,
	2015	2014
NON-CASH TRANSACTIONS:
Transfer of securitized mortgage collateral to real estate owned	$30,307	$23,510
Mortgage servicing rights retained from loan sales and issuance of mortgage backed securities	76,119	17,238
Acquisition related goodwill asset related to CashCall	104,586	—
Acquisition related intangible assets related to CashCall	33,122	—
Acquisition related contingent consideration liability related to CashCall	124,592	—
Common stock issued related to CashCall acquisition	6,150	—
Acquisition of equipment purchased through capital leases	413	573
Common stock issued upon legal settlement	—	3,449

See accompanying notes to unaudited consolidated financial statements

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

The Company’s operations include the mortgage lending operations and real estate services conducted by IRES and IMC and the long-term mortgage portfolio (residual interests in securitizations reflected as net trust assets and liabilities in the consolidated balance sheets) conducted by IMH.  Beginning in the first quarter of 2015, the mortgage lending operations include the activities of the CashCall Mortgage operations (CCM)( See Note 2. — Acquisition of CashCall Mortgage. )

Financial Statement Presentation

The accompanying unaudited consolidated financial statements of IMH and its subsidiaries (as defined above) have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These interim period condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the United States Securities and Exchange Commission (SEC).

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

In May 2015, the FASB issued ASU 2015-08, “‘Business Combinations (Topic 805): Pushdown Accounting - Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115.” ASU 2015-08 amends various SEC paragraphs included in the FASB’s Accounting Standards Codification to reflect the issuance of Staff Accounting Bulletin No. 115 (“SAB 115”). SAB 115 rescinds portions of the interpretive guidance included in the SEC’s Staff Accounting Bulletins series and brings existing guidance into conformity with ASU 2014-17, “Business Combinations (Topic 805): Pushdown Accounting,” which provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The Company has adopted the amendments in ASU 2015-08, effective immediately, as the amendments in the update are effective upon issuance. The adoption did not have an impact on the Consolidated Financial Statements.

In June 2015, the Financial Accounting Standards Board issued ASU 2015-10, “Technical Corrections and Improvements.” ASU 2015-10 amends various SEC paragraphs to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, some of the amendments will make the Codification easier to understand and easier to apply by eliminating inconsistencies, providing needed clarifications, and improving the presentation of guidance in the Codification. This ASU is effective for fiscal years and interim periods beginning on or after December 15, 2015, with early adoption permitted. The Company does not expect the guidance in this ASU to have a material impact on our consolidated financial statements and related disclosures.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (Topic 805), which replaces the requirement that an acquirer in a business combination account for measurement period adjustments retrospectively with a requirement that an acquirer recognize adjustments to the provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. For public business entities, ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The guidance is to be applied prospectively to adjustments to provisional amounts that occur after the effective date of the guidance, with earlier application permitted for financial statements that have not been issued.  The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

Note 2.—Acquisition of CashCall Mortgage

On January 6, 2015, the Company entered into an Asset Purchase Agreement (the Asset Purchase Agreement) with CashCall, Inc. (CashCall), an unrelated entity, pursuant to which the Company agreed to purchase certain assets of CashCall’s residential mortgage operations. Upon closing, which occurred on March 31, 2015, CashCall’s mortgage operations began to operate as a separate division of IMC under the name CashCall Mortgage (CCM).

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

During the nine months ended September 30, 2015, consideration paid to CashCall, Inc. included $5.0 million cash and 494,017 shares of common stock of the Company (issued April 1, 2015) valued at $6.2 million, pursuant to the fixed component of the Asset Purchase Agreement and $33.0 million pursuant to the earn-out provision.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$47,652	$28,403	$149,480	$70,156
Other (expense) income	(2,885)	1,121	(9,394)	8,552
Expenses	(28,864)	(34,887)	(106,707)	(102,643)
Pretax net earnings (loss)	$15,903	$(5,363)	$33,379	$(23,935)

For the three and nine months ended September 30, 2015, revenues from CCM were $30.3 million and $109.9 million, respectively.  For the three and nine months ended September 30, 2015, expenses from operations were $22.4 million and $62.5 million, respectively.  During the first quarter of 2015 prior to the close of the acquisition, expenses related to CCM were included in gain on sale of loans, net in the consolidated statements of operations.

Note 3.—Mortgage Loans Held-for-Sale

A summary of the unpaid principal balance (UPB) of mortgage loans held-for-sale by type is presented below:

	September 30,	December 31,
	2015	2014
Government (1)	$180,508	$156,385
Conventional (2)	241,404	72,553
Other (3)	19,413	—
Fair value adjustment (4)	19,483	10,453
Total mortgage loans held-for-sale	$460,808	$239,391

(1)         Includes all government-insured loans including Federal Housing Administration (FHA), Veterans Affairs (VA) and United States Department of Agriculture (USDA).

(2)         Includes loans eligible for sale to Fannie Mae and Freddie Mac.

(3)         Includes ALT-QM and Jumbo loans.

(4)         Changes in fair value are included in the statements of operations.

Gain on mortgage loans held-for-sale (LHFS) is comprised of the following for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Gain on sale of mortgage loans	$59,753	$29,593	$179,894	$62,420
Premium from servicing retained loan sales	23,384	8,913	76,119	17,237
Unrealized gains from derivative financial instruments	955	84	8,754	170
Realized losses from derivative financial instruments	(6,747)	(2,436)	(8,453)	(8,579)
Mark to market gain on LHFS	6,678	2,294	9,030	5,103
Direct origination expenses, net	(37,729)	(28,989)	(131,986)	(55,281)
Recovery (provision) for repurchases	980	(857)	(340)	(1,602)
Total gain on sale of loans, net	$47,274	$8,602	$133,018	$19,468

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

The following table summarizes the activity of MSRs for the nine months ended September 30, 2015 and year ended December 31, 2014:

	September 30,	December 31,
	2015	2014
Balance at beginning of period	$24,418	$35,981
Additions from servicing retained loan sales	76,119	29,388
Reductions from bulk sales	(29,273)	(27,276)
Reduction from sale of AmeriHome	—	(7,446)
Changes in fair value (1)	(7,983)	(6,229)
Fair value of MSRs at end of period	$63,281	$24,418

(1)         Changes in fair value are included within loss on mortgage servicing rights in the consolidated statements of operations.

At September 30, 2015 and December 31, 2014, the outstanding principal balance of the mortgage servicing portfolio was comprised of the following:

	September 30,	December 31,
	2015	2014
Government insured	$1,259,647	$926,502
Conventional (1)	4,770,257	1,333,853
Alt-QM	58,134	6,731
Total loans serviced	$6,088,038	$2,267,086

(1)         Approximately $3.4 billion of FNMA servicing has been pledged as collateral as part of the Term Financing. ( See Note 7. — Term Financing. )

The table below illustrates hypothetical changes in fair values of MSRs, caused by assumed immediate changes to key assumptions that are used to determine fair value.  See Note 12.—Fair Value of Financial Instruments for a description of the key assumptions used to determine the fair value of MSRs.

Mortgage Servicing Rights Sensitivity Analysis	September 30, 2015

Fair value of MSRs	$63,281

Prepayment Speed:
Decrease in fair value from 100 basis point (bp) adverse change	(2,307)
Decrease in fair value from 200 bp adverse change	(4,486)

Discount Rate:
Decrease in fair value from 100 bp adverse change	(2,288)
Decrease in fair value from 200 bp adverse change	(4,422)

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

Loss on mortgage servicing rights is comprised of the following for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
(Loss) gain on sale of mortgage servicing rights	$(471)	$207	$(6,193)	$1,388
Change in fair value of mortgage servicing rights	(4,347)	(1,205)	(7,983)	(4,928)
Loss on mortgage servicing rights	$(4,818)	$(998)	$(14,176)	$(3,540)

During the three months ended September 30, 2015, the Company recorded a $471 thousand loss on sale of mortgage servicing rights related to refunds of premiums to investors for loan payoffs associated with sales of servicing rights in previous periods.

The following is a summary of certain components of servicing income, net as reported in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Contractual servicing fees	$3,014	$1,228	$5,702	$4,885
Late and ancillary fees	33	28	91	107

Note 5.—Goodwill and Intangible assets

Goodwill arises from the acquisition method of accounting for business combinations and represents the excess of the purchase price over the fair value of the net assets and other identifiable intangible assets acquired.  Other intangible assets with definite lives include trademarks, customer relationships, and non-compete agreements. In the first quarter of 2015, the Company acquired CCM and recorded $104.6 million of goodwill and intangible assets of $33.1 million, consisting of $17.3 million for trademark, $10.2 million for customer relationships and $5.7 million for a non-compete agreement with the former owner of CCM. The purchase price allocation was prepared with the assistance of a third party valuation firm.

Goodwill, trademarks and other intangible assets are tested annually for impairment or more frequently if events and circumstances indicate that the asset might be impaired. The carrying value of these intangible assets could be impaired if a significant adverse change in the use, life, or brand strategy of the asset is determined, or if a significant adverse change in the legal and regulatory environment, business or competitive climate occurs that would adversely impact the asset.

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

The following table presents the changes in the carrying amount of goodwill for the period indicated:

Balance at December 31, 2014	$352
Addition from CCM acquisition	104,586
Balance at September 30, 2015	$104,938

As part of the acquisition of CCM, the purchase price of the intangible assets the Company acquired are listed below:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Remaining Life
Intangible assets:
Trademark	$17,251	$(585)	$16,666	14.3
Customer relationships	10,170	(753)	9,417	6.3
Non-compete agreement	5,701	(760)	4,941	3.3
Total intangible assets acquired	$33,122	$(2,098)	$31,024

As part of the acquisition of CCM, the purchase price of other assets the Company acquired are listed below:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Remaining Life
Other assets:
Developed software	$2,719	$(286)	$2,433	4.3

Note 6.—Warehouse Borrowings

The Company, through its subsidiaries, enters into Master Repurchase Agreements with lenders providing warehouse facilities. The warehouse facilities are used to fund, and are secured by, residential mortgage loans that are held for sale. In accordance with the terms of the Master Repurchase Agreements, the Company is required to maintain cash balances with the lender as additional collateral for the borrowings which are included in restricted cash in the accompanying consolidated balance sheets.  In August and September 2015, the Company was not in compliance with certain financial covenants and received waivers.

The following table presents certain information on warehouse borrowings and related accrued interest for the periods indicated:

	Maximum	Balance Outstanding At
	Borrowing Capacity	September 30, 2015	December 31, 2014
Short-term borrowings:
Repurchase agreement 1	$150,000	$64,534	$64,907
Repurchase agreement 2	50,000	18,369	30,523
Repurchase agreement 3 (1)	—	—	24,012
Repurchase agreement 4 (2)	225,000	111,501	107,276
Repurchase agreement 5	150,000	139,266	—
Repurchase agreement 6 (3)	100,000	144,003	—
Total warehouse borrowings	$675,000	$477,673	$226,718

(1)         This line expired in April, 2015 and the Company replaced it with a $100.0 million facility, Repurchase agreement 6.

(2)         As of September 30, 2015, $41.3 million is attributable to financing facility advances made to the Company’s warehouse customers.

(3)         In September 2015, the lender granted the Company a temporary increase in the maximum borrowing capacity to $150.0 million.

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

The obligations of the Borrowers under the Loan Agreement are secured by assets and a pledge of all of the capital stock of the operating subsidiaries IRES, IMC and IWLI pursuant to a Security Agreement dated as of June 19, 2015 between the Borrowers and the Lender (Security Agreement).  As part of the Loan Agreement the Company received an acknowledgement agreement from FNMA to pledge the mortgage servicing rights associated with FNMA production as collateral.

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

Note 8.—Convertible Notes

In April 2013, the Company entered into a Note Purchase Agreement with the purchasers named therein, whereby the Company issued $20.0 million in original aggregate principal amount of Convertible Promissory Notes Due 2018 (2013 Convertible Notes). Note holders may convert all or a portion of the outstanding principal amount of the Convertible Notes to shares of IMH common stock at a rate of $10.875 per share, subject to adjustment for stock splits and dividends.  The Company has the right to force a conversion if the stock price of IMH common stock reaches $16.31 for 20 trading days in a 30 day consecutive period. The 2013 Convertible Notes mature on or before April 30, 2018 and accrue interest at a rate of 7.5% per annum, to be paid quarterly.  Even though the Company is currently entitled to force a conversion of the note to common stock, if the Company forces conversion, it is required to prepay the interest due through April 2016.  Accordingly, the Company has elected not to force conversion at this time.

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

Note 11.—Securitized Mortgage Trusts

Trust Assets

Trust assets, which are recorded at fair value, are comprised of the following at September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014
Securitized mortgage collateral	$4,796,405	$5,249,639
Real estate owned	18,343	18,800
Investment securities available-for-sale	50	92
Total securitized mortgage trust assets	$4,814,798	$5,268,531

Trust Liabilities

Trust liabilities, which are recorded at fair value, are comprised of the following at September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014
Securitized mortgage borrowings	$4,796,400	$5,245,860
Derivative liabilities	2,624	5,447
Total securitized mortgage trust liabilities	$4,799,024	$5,251,307

Changes in fair value of net trust assets, including trust REO gains (losses) are comprised of the following for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Change in fair value of net trust assets, excluding REO	$(568)	$139	$1,821	$(1,136)
(Losses) gains from REO	(2,436)	(47)	(4,899)	8,977
Change in fair value of net trust assets, including trust REO (losses) gains	$(3,004)	$92	$(3,078)	$7,841

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

The following table presents the estimated fair value of financial instruments included in the consolidated financial statements as of the dates indicated:

	September 30, 2015				December 31, 2014
	Carrying	Estimated Fair Value			Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$10,509	$10,509	$—	$—	$10,073	$10,073	$—	$—
Restricted cash	5,829	5,829	—	—	2,420	2,420	—	—
Mortgage loans held-for-sale	460,808	—	460,808	—	239,391	—	239,391	—
Finance receivables	41,334	—	41,334	—	8,358	—	8,358	—
Mortgage servicing rights	63,281	—	—	63,281	24,418	—	—	24,418
Derivative assets, lending, net	13,019	—	—	13,019	2,884	—	—	2,884
Investment securities available-for-sale	50	—	—	50	92	—	—	92
Securitized mortgage collateral	4,796,405	—	—	4,796,405	5,249,639	—	—	5,249,639
Warrant	—	—	—	—	84	—	—	84

Liabilities
Warehouse borrowings	$477,673	$—	$477,673	$—	$226,718	$—	$226,718	$—
Short-term structured debt	—	—	—	—	6,000	—	—	6,000
Line of credit	—	—	—	—	4,000	—	4,000	—
Term financing	30,000	—	—	30,000	—	—	—	—
Contingent consideration	68,792	—	—	68,792	—	—	—	—
Convertible notes	45,000	—	—	45,000	20,000	—	—	20,000
Long-term debt	31,663	—	—	31,663	22,122	—	—	22,122
Securitized mortgage borrowings	4,796,400	—	—	4,796,400	5,245,860	—	—	5,245,860
Derivative liabilities, securitized trusts	2,624	—	—	2,624	5,447	—	—	5,447
Derivative liabilities, lending, net	2,312	—	2,312	—	930	—	930	—

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

For securitized mortgage collateral and securitized mortgage borrowings, the underlying Alt-A (non-conforming) residential and commercial loans and mortgage-backed securities market have experienced significant declines in market activity, along with a lack of orderly transactions. The Company’s methodology to estimate fair value of these assets and liabilities include the use of internal pricing techniques such as the net present value of future expected cash flows (with observable market participant assumptions, where available) discounted at a rate of return based on the Company’s estimates of market participant requirements. The significant assumptions utilized in these internal pricing techniques, which are based on the characteristics of the underlying collateral, include estimated credit losses, estimated prepayment speeds and appropriate discount rates.

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

As a result of the lack of observable market data resulting from inactive markets, the Company has classified its investment securities available-for-sale, securitized mortgage collateral and borrowings, net derivative liabilities, securitized trusts, long-term debt, interest rate lock commitments (IRLCs), mortgage servicing rights, warrant and contingent consideration as Level 3 fair value measurements. Level 3 assets and liabilities were 91% and 99% and 96% and 99%, respectively, of total assets and total liabilities measured at estimated fair value at September 30, 2015 and December 31, 2014.

Recurring Fair Value Measurements

The Company assesses the financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by ASC Topic 810. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the beginning of the reporting period. There were no material transfers between our Level 1 and Level 2 classified instruments during the three and nine months ended September 30, 2015.

The following tables present the Company’s assets and liabilities that are measured at estimated fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option at September 30, 2015 and December 31, 2014, based on the fair value hierarchy:

	Recurring Fair Value Measurements
	September 30, 2015			December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investment securities available-for-sale	$—	$—	$50	$—	$—	$92
Mortgage loans held-for-sale	—	460,808	—	—	239,391	—
Derivative assets, lending, net (1)	—	—	13,019	—	—	2,884
Mortgage servicing rights	—	—	63,281	—	—	24,418
Warrant (2)	—	—	—	—	—	84
Securitized mortgage collateral	—	—	4,796,405	—	—	5,249,639
Total assets at fair value	$—	$460,808	$4,872,755	$—	$239,391	$5,277,117

Liabilities
Securitized mortgage borrowings	$—	$—	$4,796,400	$—	$—	$5,245,860
Derivative liabilities, securitized trusts (3)	—	—	2,624	—	—	5,447
Long-term debt	—	—	31,663	—	—	22,122
Contingent consideration	—	—	68,792	—	—	—
Derivative liabilities, lending, net (4)	—	2,312	—	—	930	—
Total liabilities at fair value	$—	$2,312	$4,899,479	$—	$930	$5,273,429

(1)         At September 30, 2015, derivative assets, lending, net included $13.0 million in IRLCs associated with the Company’s mortgage lending operations, and is included in other assets in the accompanying consolidated balance sheets. At December 31, 2014, derivative assets, lending, net included $3.0 million in IRLCs associated with the Company’s mortgage lending operations, and is included in other assets in the accompanying consolidated balance sheets.

(2)         Included in other assets in the accompanying consolidated balance sheets.

(3)         At September 30, 2015 and December 31, 2014, derivative liabilities, securitized trusts, are included within trust liabilities in the accompanying consolidated balance sheets.

(4)         At September 30, 2015 and December 31, 2014, derivative liabilities, lending, net are included in other liabilities in the accompanying consolidated balance sheets.

The following tables present reconciliations for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2015 and 2014:

	Level 3 Recurring Fair Value Measurements
	For the three months ended September 30, 2015
	Investment securities available-for-sale	Securitized mortgage collateral	Securitized mortgage borrowings	Derivative liabilities, net, securitized trusts	Mortgage servicing rights	Interest rate lock commitments, net	Long-term debt	Contingent consideration	Warrant
Fair value, June 30, 2015	$81	$4,979,433	$(4,977,150)	$(3,509)	$44,244	$8,406	$(31,438)	$(91,407)	$165
Total gains (losses) included in earnings:
Interest income (1)	2	18,930	—	—	—	—	—	—	—
Interest expense (1)	—	—	(53,552)	—	—	—	(225)	—	—
Change in fair value	(7)	(13,485)	13,051	(127)	(4,347)	4,613	—	14,473	(165)
Total (losses) gains included in earnings	(5)	5,445	(40,501)	(127)	(4,347)	4,613	(225)	14,473	(165)
Transfers in and/or out of Level 3	—	—	—	—	—	—	—	—	—
Purchases, issuances and settlements:
Purchases	—	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	23,384	—	—	—	—
Settlements	(26)	(188,473)	221,251	1,012	—	—	—	8,142	—
Fair value, September 30, 2015	$50	$4,796,405	$(4,796,400)	$(2,624)	$63,281	$13,019	$(31,663)	$(68,792)	$—

(1)              Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. The net interest income, including cash received and paid, was $2.0 million for the three months ended September 30, 2015.  The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations is primarily from contractual interest on the securitized mortgage collateral and borrowings.

	Level 3 Recurring Fair Value Measurements
	For the three months ended September 30, 2014
	Investment securities available-for-sale	Securitized mortgage collateral	Securitized mortgage borrowings	Derivative liabilities, net, securitized trusts	Mortgage servicing rights	Interest rate lock commitments, net	Long-term debt	Warrant
Fair value, June 30, 2014	$91	$5,510,741	$(5,507,629)	$(7,949)	$16,166	$3,073	$(17,555)	$—
Total gains (losses) included in earnings:
Interest income (1)	6	21,312	—	—	—	—	—	—
Interest expense (1)	—	—	(64,502)	—	—	—	(485)	—
Change in fair value	11	(27,784)	27,899	13	(1,205)	(757)	—	—
Total gains (losses) included in earnings	17	(6,472)	(36,603)	13	(1,205)	(757)	(485)	—
Transfers in and/or out of Level 3	—	—	—	—	—		—	—
Purchases, issuances and settlements:
Purchases	—	—	—	—			—	—
Issuances	—	—	—	—	8,913	—	—	164
Settlements	(18)	(153,795)	197,441	1,369	(10,306)	—	—	—
Fair value, September 30, 2014	$90	$5,350,474	$(5,346,791)	$(6,567)	$13,568	$2,316	$(18,040)	$164

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

	Level 3 Recurring Fair Value Measurements
	For the nine months ended September 30, 2015
	Investment securities available-for-sale	Securitized mortgage collateral	Securitized mortgage borrowings	Derivative liabilities, net, securitized trusts	Mortgage servicing rights	Interest rate lock commitments, net	Long-term debt	Contingent consideration	Warrant
Fair value, December 31, 2014	$92	$5,249,639	$(5,245,860)	$(5,447)	$24,418	$2,884	$(22,122)	$—	$84
Total gains (losses) included in earnings:
Interest income (1)	9	49,719	—	—	—	—	—	—	—
Interest expense (1)	—	—	(160,249)	—	—	—	(880)	—	—
Change in fair value	33	6,918	(4,647)	(483)	(7,984)	10,135	(8,661)	22,752	(84)
Total gains (losses) included in earnings	42	56,637	(164,896)	(483)	(7,984)	10,135	(9,541)	22,752	(84)
Transfers in and/or out of Level 3	—	—	—	—	—	—	—	—	—
Purchases, issuances and settlements:
Purchases	—	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	76,119	—	—	(124,592)	—
Settlements	(84)	(509,871)	614,356	3,306	(29,272)	—	—	33,048	—
Fair value, September 30, 2015	$50	$4,796,405	$(4,796,400)	$(2,624)	$63,281	$13,019	$(31,663)	$(68,792)	$—
Unrealized gains (losses) still held (2)	$50	$(1,143,833)	$3,287,018	$(2,390)	$63,281	$13,019	$39,100	$(68,792)	$—

(1)              Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. The net interest income, including cash received and paid, was $6.3 million for the nine months ended September 30, 2015.  The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations is primarily from contractual interest on the securitized mortgage collateral and borrowings.

(2)              Represents the amount of unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held and reflected in the fair values at September 30, 2015.

	Level 3 Recurring Fair Value Measurements
	For the nine months ended September 30, 2014
	Investment securities available-for- sale	Securitized mortgage collateral	Securitized mortgage borrowings	Derivative liabilities, net, securitized trusts	Mortgage servicing rights	Interest rate lock commitments, net	Long-term debt	Warrant
Fair value, December 31, 2013	$108	$5,494,152	$(5,492,371)	$(10,214)	$35,981	$913	$(15,871)	$—
Total gains (losses) included in earnings:
Interest income (1)	19	42,268	—	—	—	—	—	—
Interest expense (1)	—	—	(177,629)	—	—	—	(1,745)	—
Change in fair value	27	289,610	(290,360)	(413)	(4,928)	1,414	(424)	—
Total (losses) gains included in earnings	46	331,878	(467,989)	(413)	(4,928)	1,414	(2,169)	—
Transfers in and/or out of Level 3	—	—	—	—	—		—	—
Purchases, issuances and settlements:
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	17,238	—	—	164
Settlements	(64)	(475,556)	613,569	4,060	(34,723)	(11)	—	—
Fair value, September 30, 2014	$90	$5,350,474	$(5,346,791)	$(6,567)	$13,568	$2,316	$(18,040)	$164
Unrealized gains (losses) still held (2)	$84	$(1,446,463)	$3,581,924	$(6,132)	$13,568	$2,316	$52,723	$164

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

The following table presents quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring and non-recurring basis at September 30, 2015:

Financial Instrument	Estimated Fair Value	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average
Assets and liabilities backed by real estate
Investment securities available-for-sale,	$50	DCF	Discount rates	3.2 - 25.0%	5.1%
Securitized mortgage collateral, and	4,796,405		Prepayment rates	2.1 - 28.1%	6.0%
Securitized mortgage borrowings	(4,796,400)		Default rates	0.6 - 15.5%	2.8%
			Loss severities	5.4 - 60.2%	37.8%
Other assets and liabilities
Mortgage servicing rights	$63,281	DCF	Discount rate	9.5 - 12.5%	9.9%
			Prepayment rates	3.3 - 28.7%	10.2%
Derivative liabilities, net, securitized trusts	(2,624)	DCF	1M forward LIBOR	0.2 - 2.8%	N/A
Derivative assets - IRLCs, net	13,019	Market pricing	Pull -through rate	38.0 - 99.0%	75.6%
Long-term debt	(31,663)	DCF	Discount rate	14.4%	14.4%
Lease liability	(984)	DCF	Discount rate	12.0%	12.0%
Contingent consideration	(68,792)	DCF	Discount rate	17.0%	17.0%
			Margins	1.6 - 3.7%	2.5%
			Probability of outcomes (1)	25.0 - 50.0%	32.1%

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

The following tables present the changes in recurring fair value measurements included in net earnings (loss) for the three and nine months ended September 30, 2015 and 2014:

	Recurring Fair Value Measurements
	Change in Fair Value Included in Net Earnings
	For the three months ended September 30, 2015
			Change in Fair Value of
	Interest Income (1)	Interest Expense (1)	Net Trust Assets		Long-term Debt	Other Revenue and Expense	Gain on sale of loans, net	Total
Investment securities available-for-sale	$2	$—	$(7)		$—	$—	$—	$(5)
Securitized mortgage collateral	18,930	—	(13,485)		—	—	—	5,445
Securitized mortgage borrowings	—	(53,552)	13,051		—	—	—	(40,501)
Derivative liabilities, net, securitized trusts	—	—	(127	)(2)	—	—	—	(127)
Long-term debt	—	(225)	—		—	—	—	(225)
Mortgage servicing rights (3)	—	—	—		—	(4,347)	—	(4,347)
Warrant	—	—	—		—	(165)	—	(165)
Contingent consideration	—	—	—		—	14,473	—	14,473
Mortgage loans held-for-sale	—	—	—		—	—	6,678	6,678
Derivative assets - IRLCs	—	—	—		—	—	4,613	4,613
Derivative liabilities - Hedging Instruments	—	—	—		—	—	(3,658)	(3,658)
Total	$18,932	$(53,777)	$(568)		$—	$9,961	$7,633	$(17,819)

(1)   Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.

(2)   Included in this amount is $835 thousand in changes in the fair value of derivative instruments, offset by $963 thousand in cash payments from the securitization trusts for the three months ended September 30, 2015.

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

(2)   Included in this amount is $1.3 million in change in the fair value of derivative instruments, offset by $1.3 million in cash payments from the securitization trusts for the three months ended September 30, 2014.

(3)   Included in (loss) gain on mortgage servicing rights in the consolidated statements of operations.

	Recurring Fair Value Measurements
	Change in Fair Value Included in Net Earnings
	For the nine months ended September 30, 2015
			Change in Fair Value of
	Interest Income (1)	Interest Expense (1)	Net Trust Assets		Long-term Debt	Other Revenue and Expense	Gain on sale of loans, net	Total
Investment securities available-for-sale	$9	$—	$33		$—	$—	$—	$42
Securitized mortgage collateral	49,719	—	6,918		—	—	—	56,637
Securitized mortgage borrowings	—	(160,249)	(4,647)		—	—	—	(164,896)
Derivative liabilities, net, securitized trusts	—	—	(483	)(2)	—	—	—	(483)
Long-term debt	—	(880)	—		(8,661)	—	—	(9,541)
Mortgage servicing rights (3)	—	—	—		—	(7,984)	—	(7,984)
Warrant	—	—	—		—	(84)	—	(84)
Contingent consideration	—	—	—		—	22,752	—	22,752
Mortgage loans held-for-sale	—	—	—		—	—	9,030	9,030
Derivative assets - IRLCs	—	—	—		—	—	10,135	10,135
Derivative liabilities - Hedging Instruments	—	—	—		—	—	(1,381)	(1,381)
Total	$49,728	$(161,129)	$1,821	(4)	$(8,661)	$14,684	$17,784	$(85,773)

(1)   Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.

(2)   Included in this amount is $2.7 million in changes in the fair value of derivative instruments, offset by $3.2 million in cash payments from the securitization trusts for the nine months ended September 30, 2015.

(3)   Included in loss on mortgage servicing rights in the consolidated statements of operations.

(4)   For the nine months ended September 30, 2015, change in the fair value of net trust assets, excluding REO was $1.8 million.  Excluded from the $5.0 million change in fair value of net trust assets, excluding REO, in the accompanying consolidated statement of cash flows is $3.2 million in cash payments from the securitization trusts related to the Company’s net derivative liabilities.

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

(4)   For the nine months ended September 30, 2014, change in the fair value of net trust assets, excluding REO was $1.1 million.  Excluded from the $(2.8) million change in fair value of net trust assets, excluding REO, in the accompanying consolidated statement of cash flows is $3.9 million in cash payments from the securitization trusts related to the Company’s net derivative liabilities.

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

Given the lack of observable market data as of September 30, 2015 and December 31, 2014 relating to these securities, the estimated fair value of the investment securities available-for-sale was measured using significant internal expectations of market participants’ assumptions. Investment securities available-for-sale is considered a Level 3 measurement at September 30, 2015.

Mortgage servicing rights—The Company elected to carry its mortgage servicing rights arising from its mortgage loan origination operation at estimated fair value. The fair value of mortgage servicing rights is based upon market prices for similar instruments and a discounted cash flow model. The valuation model incorporates assumptions that market participants would use in estimating the fair value of servicing. These assumptions include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, prepayment and late fees, among other considerations. Mortgage servicing rights are considered a Level 3 measurement at September 30, 2015.

Mortgage loans held-for-sale—The Company elected to carry its mortgage loans held-for-sale originated or acquired at estimated fair value. Fair value is based on quoted market prices, where available, prices for other traded mortgage loans with similar characteristics, and purchase commitments and bid information received from market participants. Given the meaningful level of secondary market activity for mortgage loans, active pricing is available for similar assets and accordingly, the Company classifies its mortgage loans held-for-sale as a Level 2 measurement at September 30, 2015.

Securitized mortgage collateral—The Company elected to carry its securitized mortgage collateral at fair value. These assets consist primarily of non-conforming mortgage loans securitized between 2002 and 2007. Fair value measurements are based on the Company’s internal models used to compute the net present value of future expected cash flows with observable market participant assumptions, where available. The Company’s assumptions include its expectations of inputs that other market participants would use in pricing these assets. These assumptions include judgments about the underlying collateral, prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of September 30, 2015, securitized mortgage collateral had UPB of $5.9 billion, compared to an estimated fair value on the Company’s balance sheet of $4.8 billion. The aggregate UPB exceeds the fair value by $1.1 billion at September 30, 2015. As of September 30, 2015, the UPB of loans 90 days or more past due was $0.9 billion compared to an estimated fair value of $0.4 billion. The aggregate UPB of loans 90 days or more past due exceed the fair value by $0.5 billion at September 30, 2015. Securitized mortgage collateral is considered a Level 3 measurement at September 30, 2015.

Securitized mortgage borrowings—The Company elected to carry its securitized mortgage borrowings at fair value. These borrowings consist of individual tranches of bonds issued by securitization trusts and are primarily backed by non-conforming mortgage loans. Fair value measurements include the Company’s judgments about the underlying collateral and assumptions such as prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of September 30, 2015, securitized mortgage borrowings had an outstanding principal balance of $5.9 billion, net of $2.2 billion in bond losses, compared to an estimated fair value of $4.8 billion. The aggregate outstanding principal balance exceeds the fair value by $1.1 billion at September 30, 2015. Securitized mortgage borrowings are considered a Level 3 measurement at September 30, 2015.

Contingent consideration—Contingent consideration is applicable to the acquisition of CCM and is estimated and recorded at fair value at the acquisition date as part of purchase price consideration.  Additionally, each reporting period, the Company estimates the change in fair value of the contingent consideration and any change in fair value is recognized in the Company’s consolidated statements of operations if it is determined to not be a measurement period adjustment.  The estimate of the fair value of contingent consideration requires significant judgment and assumptions to be made about future operating results, discount rates and probabilities of various projected operating result scenarios. During the nine monthes ended September 30, 2015, the change in fair value of contingent consideration was related to the estimated reduction in future pre-tax earnings of CCM over the expected earn-out period, primarily due to margin compression.  Future revisions to these assumptions could materially change the estimated fair value of contingent consideration and materially affect the Company’s financial results. Contingent consideration is considered a Level 3 measurement at September 30, 2015.

Long-term debt—The Company elected to carry all of its long-term debt (consisting of trust preferred securities and junior subordinated notes) at fair value. These securities are measured based upon an analysis prepared by management, which considered the Company’s own credit risk, including settlements with trust preferred debt holders and discounted cash flow analysis. As of September 30, 2015, long-term debt had UPB of $70.5 million compared to an estimated fair value of $31.7 million. The aggregate UPB exceeds the fair value by $38.8 million at September 30, 2015. The long-term debt is considered a Level 3 measurement at September 30, 2015.

Derivative assets and liabilities, Securitized trusts—For non-exchange traded contracts, fair value is based on the amounts that would be required to settle the positions with the related counterparties as of the valuation date. Valuations of derivative assets and liabilities are based on observable market inputs, if available. To the extent observable market inputs are not available, fair values measurements include the Company’s judgments about future cash flows, forward interest rates and certain other factors, including counterparty risk. Additionally, these values also take into account the Company’s own credit standing, to the extent applicable; thus, the valuation of the derivative instrument includes the estimated value of the net credit differential between the counterparties to the derivative contract. As of September 30, 2015, the notional balance of derivative assets and liabilities, securitized trusts was $74.0 million. These derivatives are included in the consolidated securitization trusts, which are nonrecourse to the Company, and thus the economic risk from these derivatives is limited to the Company’s residual interests in the securitization trusts. Derivative assets and liabilities, securitized trusts are considered a Level 3 measurement at September 30, 2015.

Derivative assets and liabilities, Lending—The Company’s derivative assets and liabilities are carried at fair value as required by GAAP and are accounted for as free standing derivatives. IRLCs and hedging instruments can be either assets or liabilities depending on interest rate fluctuations subsequent to entering into the commitments.  IRLCs are entered into with prospective residential mortgage borrowers whereby the interest rate on the loan is determined prior to funding and the borrowers have locked in that interest rate. These commitments are determined to be derivative instruments in accordance with GAAP. Hedging instruments (typically TBA MBS) are used to hedge the fair value changes associated with changes in interest rates relating to its mortgage lending operations. The Company hedges the period from the interest rate lock (assuming a fall-out factor) to the date the loan is committed for sale. The estimated fair value of IRLCs are based on underlying loan types with similar characteristics using the TBA MBS market, which is actively quoted and easily validated through external sources. The data inputs used in this valuation include, but are not limited to, loan type, underlying loan amount, note rate, loan program, and expected sale date of the loan, adjusted for current market conditions. These valuations are adjusted at the loan level to consider the servicing release premium and loan pricing adjustments specific to each loan. For all IRLCs, the base value is then adjusted for the anticipated Pull-through Rate. The anticipated Pull-through Rate is an unobservable input based on historical experience, which results in classification of IRLCs as a Level 3 measurement at September 30, 2015.

The fair value of the hedging instruments is based on the actively quoted TBA MBS market using observable inputs related to characteristics of the underlying MBS stratified by product, coupon and settlement date. Therefore, the hedging instruments are classified as a Level 2 measurement at September 30, 2015.

The following table includes information for the derivative assets and liabilities, lending for the periods presented:

	Notional Amount		Total Gains (Losses) (1)
	September 30,	September 30,	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014	2015	2014
Derivative - IRLC’s	$664,890	$208,433	$4,613	$(757)	$10,135	$1,414
Derivative - TBA MBS	550,210	285,797	(10,406)	(1,595)	(9,835)	(9,823)

(1)         Amounts included in gain on sale of loans, net within the accompanying consolidated statements of operations.

Warrant— Upon entering an arrangement to facilitate the Company’s ability to offer Non-QM mortgage products, a warrant to purchase up to 9.9% of Impac Mortgage Corp. was issued.  The warrant expired in August and was not exercised.  The estimated fair value of the warrant was based on a model incorporating various assumptions including expected future book value of Impac Mortgage Corp., the probability of the warrant being exercised, volatility, expected term and certain other factors.

Nonrecurring Fair Value Measurements

The Company is required to measure certain assets and liabilities at estimated fair value from time to time. These fair value measurements typically result from the application of specific accounting pronouncements under GAAP. The fair value measurements are considered nonrecurring fair value measurements under FASB ASC 820-10.

The following tables present financial and non-financial assets and liabilities measured using nonrecurring fair value measurements at September 30, 2015 and 2014, respectively:

	Nonrecurring Fair Value Measurements			Total Gains (Losses) (1)
	September 30, 2015			For the Three Months Ended	For the Nine Months Ended
	Level 1	Level 2	Level 3	September 30, 2015	September 30, 2015
REO (2)	$—	$2,066	$—	$(2,436)	$(4,900)
Lease liability (3)	—	—	(984)	(14)	(53)
Deferred charge (4)	—	—	10,467	(421)	(1,054)

(1)         Total gains (losses) reflect gains and losses from all nonrecurring measurements during the period.

(2)         Balance represents REO at September 30, 2015 which has been impaired subsequent to foreclosure. For the three months ended September 30, 2015, the $2.4 million loss represents additional impairment write-downs attributable to higher expected loss severities on properties held during the period which resulted in a decrease to the net realizable value (NRV).  For the nine months ended September 30, 2015, the $4.9 million loss represents additional impairment write-downs attributable to higher expected loss severities on properties held during the period which resulted in a decrease to the net realizable value (NRV).

(3)         For the three and nine months ended September 30, 2015, the Company recorded $14 thousand and $53 thousand expense, resulting from changes in lease liabilities as a result of changes in our expected minimum future lease payments.

(4)         For the three and nine months ended September 30, 2015, the Company recorded $421 thousand and $1.1 million in income tax expense resulting from impairment write-downs of deferred charge based on changes in estimated cash flows and lives of the related mortgages retained in the securitized mortgage collateral.

	Non-recurring Fair Value Measurements			Total Gains (Losses) (1)
	September 30, 2014			For the Three Months Ended	For the Nine Months Ended
	Level 1	Level 2	Level 3	September 30, 2014	September 30, 2014
REO (2)	$—	$1,686	$—	$(47)	$8,977
Lease liability (3)	—	—	(1,705)	11	(617)

(1)         Total gains (losses) reflect gains and losses from all nonrecurring measurements during the period.(1)

(2)         Balance represents REO at September 30, 2014 which has been impaired subsequent to foreclosure. Amounts are included in continuing operations.  For the three months ended September 30, 2014, the $47 thousand loss represents additional impairment write-downs attributable to higher expected loss severities on properties held during the period which resulted in a decrease to the net realizable value (NRV).  For the nine months ended September 30, 2014, $9.0 million gain represents recovery of the NRV attributable to an improvement in state specific loss severities on properties held during the period which resulted in an increase to NRV.(2)

(3)         For the three and nine months ended September 30, 2014, the Company recorded an $11 thousand recovery and $617 thousand in impairment, resulting from changes in lease liabilities as a result of changes in our expected minimum future lease payments.

Real estate owned—REO consists of residential real estate acquired in satisfaction of loans. Upon foreclosure, REO is adjusted to the estimated fair value of the residential real estate less estimated selling and holding costs, offset by expected contractual mortgage insurance proceeds to be received, if any. Subsequently, REO is recorded at the lower of carrying value or estimated fair value less costs to sell. REO balance representing REOs which have been impaired subsequent to foreclosure are subject to nonrecurring fair value measurement and included in the nonrecurring fair value measurements tables. Fair values of REO are generally based on observable market inputs, and considered Level 2 measurements at September 30, 2015.

Lease liability—In connection with the discontinuation of our non-conforming lending and commercial operations in 2007, a significant amount of office space that was previously occupied is no longer being used by the Company. The Company has subleased a significant amount of this office space. Additionally, the Company has office space that is no longer occupied by the Company and we intend to sublease it.  The Company has recorded a liability representing the present value of the minimum lease payments over the remaining life of the lease, offset by the expected proceeds from sublet revenue related to this office space. This liability is based on present value techniques that incorporate the Company’s judgments about estimated sublet revenue and discount rates. Therefore, this liability is considered a Level 3 measurement at September 30, 2015.

Deferred charge— Deferred charge represents the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH in prior years. The Company evaluates the deferred charge for impairment quarterly using internal estimates of estimated cash flows and lives of the related mortgages retained in the securitized mortgage collateral. If the deferred charge is determined to be impaired, it is recognized as a component of income tax expense. For the three and nine months ended September 30, 2015, the Company recorded $421 thousand and $1.1 million in income tax expense resulting from deferred charge impairment write-downs based on changes in estimated fair value of securitized mortgage collateral. There was no impairment of the deferred charge in the three and nine months ended September 30, 2014. Deferred charge is considered a Level 3 measurement at September 30, 2015.

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

The Company recorded income tax expense (benefit) of $781 thousand and ($22.9) million for the three and nine months ended September 30, 2015. For the three months ended September 30, 2015, the Company recorded amortization of the deferred charge and an increase in current income tax provision based upon an estimated increase in federal alternative minimum tax (AMT) and state income taxes.  For the nine months ended September 30, 2015, the Company recorded a benefit of $24.4 million primarily the result of a reversal of valuation allowance partially offset by federal alternative minimum tax (AMT), amortization of the deferred charge and state income taxes from states where the Company does not have net operating loss carryforwards or state minimum taxes, including AMT. The deferred charge represents the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH prior to 2008. The deferred charge is amortized and/or impaired, which does not result in any tax liability to be paid. The deferred charge is included in other assets in the accompanying consolidated balance sheets and is amortized as a component of income tax expense in the accompanying consolidated statements of operations. For the three and nine months ended September 30, 2014, the Company recorded expense of $307 thousand and $1.4 million, respectively, primarily related to federal and state AMT associated with taxable income generated from the sale of AmeriHome and mortgage servicing rights.

Deferred tax assets are recognized subject to management’s judgment that realization is “more likely than not.” A valuation allowance is recognized for a deferred tax asset if, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. In making such judgments, significant weight is given to evidence that can be objectively verified.  As of each reporting date, the Company considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets.  Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences.  The Company’s evaluation is based on current tax laws as well as management’s expectation of future performance.

The Company’s deferred tax assets are primarily the result of net operating losses and other fair value write downs of financial assets and liabilities.  As of December 31, 2014, the Company had net deferred tax assets of approximately $163.2 million which the Company recorded a full valuation allowance against.  During the first quarter of 2015, with the aforementioned acquisition of CCM, the Company significantly expanded its mortgage lending operations and profitability.  As of March 31, 2015, in part because of the earnings of CCM during the first quarter of 2015, current year projected earnings, future projected earnings as well as the historical earnings of CCM, management determined that sufficient positive evidence exists to conclude that it is more likely than not that deferred taxes of $24.4 million are realizable in future years, and therefore, reduced the valuation allowance accordingly.  Although realization is not assured, the Company believes that the realization of the recognized deferred tax asset of $24.4 million at September 30, 2015 is more likely than not based on future forecasted net earnings.

The Company has recorded a valuation allowance against its remaining net deferred tax assets at September 30, 2015 as it is more likely than not that not all of the deferred tax assets will be realized. The valuation allowance is based on the management’s assessment that it is more likely than not that certain deferred tax assets, primarily net operating loss carryforwards, may not be realized in the foreseeable future due to objective negative evidence that the Company would not generate sufficient taxable income to realize the deferred tax assets.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Numerator for basic earnings (loss) per share:
Net earnings (loss)	$19,309	$(1,201)	$70,090	$(4,085)

Numerator for diluted earnings (loss) per share:
Net earnings (loss)	$19,309	$(1,201)	$70,090	$(4,085)
Interest expense attributable to convertible notes	844	—	1,875	—
Net earnings (loss) plus interest expense attributable to convertible notes	$20,153	$(1,201)	$71,965	$(4,085)

Denominator for basic earnings (loss) per share (1):
Basic weighted average common shares outstanding during the year	10,242	9,466	10,019	9,262

Denominator for diluted earnings (loss) per share (1):
Basic weighted average common shares outstanding during the year	10,242	9,466	10,019	9,262
Net effect of dilutive convertible notes	3,002	—	2,461	—
Net effect of dilutive stock options and DSU’s	354	—	357	—
Diluted weighted average common shares	13,598	9,466	12,837	9,262

Net earnings (loss) per common share:
Basic	$1.89	$(0.13)	$7.00	$(0.44)
Diluted	$1.48	$(0.13)	$5.61	$(0.44)

(1)         Number of shares presented in thousands.

For the three and nine months ended September 30, 2015 there were 367 thousand anti-dilutive stock options outstanding.   The anti-dilutive stock options outstanding for the three and nine months ended September 30, 2014 were 2.9 million shares. Included in the anti-dilutive shares for the three and nine months ended September 30, 2014 was 1.8 million shares attributable to the 2013 Convertible Notes.

Note 15.—Segment Reporting

The Company has three primary reporting segments which include mortgage lending, real estate services and long-term mortgage portfolio. Unallocated corporate and other administrative costs, including the costs associated with being a public company, are presented in Corporate and other.

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
three months ended September 30, 2015:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$47,274	$—	$—	$—	$47,274
Real estate services fees, net	—	2,775	—	—	2,775
Servicing income, net	2,432	—	—	—	2,432
Loss on mortgage servicing rights	(4,818)	—	—	—	(4,818)
Other revenue	(145)	—	79	55	(11)
Other income (expense)	658	—	(1,936)	(1,607)	(2,885)
Total expense (income)	(21,354)	(1,447)	(263)	(1,613)	(24,677)
Net earnings before income taxes	$24,047	$1,328	$(2,120)	$(3,165)	20,090
Income tax expense					781
Net earnings					$19,309

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
three months ended September 30, 2014:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$8,602	$—	$—	$—	$8,602
Real estate services fees, net	—	3,243	—	—	3,243
Servicing income, net	913	—	—	—	913
Loss on mortgage servicing rights	(998)	—	—	—	(998)
Other revenue	109	—	86	2	197
Other income (expense)	403	(6)	847	(405)	839
Total expenses	(8,746)	(1,386)	(214)	(3,344)	(13,690)
Net earnings (loss) before income taxes	$283	$1,851	$719	$(3,747)	(894)
Income tax expense					307
Net loss					$(1,201)

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
nine months ended September 30, 2015:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$133,018	$—	$—	$—	$133,018
Real estate services fees, net	—	7,872	—	—	7,872
Servicing income, net	4,083	—	—	—	4,083
Loss on mortgage servicing rights	(14,176)	—	—	—	(14,176)
Other revenue	(25)	—	203	105	283
Other income (expense)	1,673	—	(8,281)	(2,996)	(9,604)
Total expense (income)	(63,347)	(4,422)	(611)	(5,858)	(74,238)
Net earnings (loss) before income taxes	$61,226	$3,450	$(8,689)	$(8,749)	47,238
Income tax benefit					(22,852)
Net earnings					$70,090

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
nine months ended September 30, 2014:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$19,468	$—	$—	$—	$19,468
Real estate services fees, net	—	11,282	—	—	11,282
Servicing income, net	3,773	—	—	—	3,773
Loss on mortgage servicing rights	(3,540)	—	—	—	(3,540)
Other revenue	1,366	—	296	41	1,703
Other income (expense)	774	(5)	8,198	(1,212)	7,755
Total expenses	(26,320)	(4,443)	(720)	(11,638)	(43,121)
Net (loss) earnings before income taxes	$(4,479)	$6,834	$7,774	$(12,809)	(2,680)
Income tax expense					1,405
Net loss					$(4,085)

	Mortgage	Real Estate	Long-term Mortgage	Corporate
Balance Sheet Items as of:	Lending	Services	Portfolio	and other	Consolidated
Total Assets at September 30, 2015 (1)	$737,547	$2,893	$4,825,472	$28,971	$5,594,883
Total Assets at December 31, 2014 (1)	$291,829	$2,672	$5,280,274	$3,797	$5,578,572

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

The Company is a party to other litigation and claims which are normal in the course of our operations. While the results of such other litigation and claims cannot be predicted with certainty, we believe the final outcome of such matters will not have a material adverse effect on our financial condition or results of operations. The Company believes that it has meritorious defenses to the claims and intends to defend these claims vigorously and as such the Company believes the final outcome of such matters will not have a material adverse effect on its financial condition or results of operations. Nevertheless, litigation is uncertain and the Company may not prevail in the lawsuits and can express no opinion as to their ultimate resolution. An adverse judgment in any of these matters could have a material adverse effect on the Company’s financial position and results of operations.

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

The following table summarizes the repurchase reserve activity related to previously sold loans for the nine months ended September 30, 2015 and year ended December 31, 2014:

	September 30,	December 31,
	2015	2014
Beginning balance	$5,714	$9,478
Provision for repurchases	340	2,252
Settlements	(1,286)	(6,016)
Total repurchase reserve	$4,768	$5,714

During the three months ended September 30, 2015, the general repurchase reserve was reduced by $980 thousand as a result of a review of the Company’s historical loss experience on originations since 2011.  In the first quarter of 2015, the Company settled its repurchase liability with FNMA related to its legacy non-conforming mortgage operations.  As part of the agreement, the Company paid FNMA $1.0 million during the first quarter with a final payment of $228 thousand paid in April 2015. Additionally, settlements for the year ended December, 31, 2014, were also primarily related to previous repurchase claims from the Company’s legacy non-conforming mortgage operations.

Short-Term Loan Commitments

The Company uses a portion of its warehouse borrowing capacity to provide secured short-term revolving financing to small and medium-size mortgage originators to finance mortgage loans from the closing of the mortgage loans until sold to investors (Finance Receivables). As of September 30, 2015, the warehouse lending operations had warehouse lines to non-affiliated customers totaling $116.5 million, of which there was an outstanding balance of $41.3 million in finance receivables compared to $8.4 million as of December 31, 2014. The finance receivables are generally secured by residential mortgage loans as well as personal guarantees.

Note 17.—Share Based Payments

The fair value of options granted, which is amortized to expense over the option vesting period, is estimated on the date of grant with the following weighted average assumptions:

September 30,
2015
Risk-free interest rate	1.54 - 1.76%
Expected lives (in years)	5.50 - 5.73
Expected volatility (1)	49.53 - 79.56%
Expected dividend yield	0.00%
Fair value per share	6.74 - 9.96

(1)         Expected volatilities are based on the volatility of the Company’s stock over the expected option term, adjusted for expected mean reversion.

The following table summarizes activity, pricing and other information for the Company’s stock options for the nine months ended September 30, 2015:

	For the nine months ended September 30,
	2015
		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at beginning of period	1,078,230	$6.88
Options granted	405,800	19.59
Options exercised	(209,104)	3.07
Options forfeited/cancelled	(102,946)	9.08
Options outstanding at end of period	1,171,980	$11.77
Options exercisable at end of period	495,701	$8.13

As of September 30, 2015, there was approximately $3.9 million of total unrecognized compensation cost related to stock option compensation arrangements granted under the plan, net of estimated forfeitures. That cost is expected to be recognized over the remaining weighted average period of 2.4 years.

There were 405,800 and 409,250 options granted during the nine months ended September 30, 2015 and 2014, respectively.  For the nine months ended September 30, 2015 and 2014, the aggregate grant-date fair value of stock options granted was approximately $3.8 million and $1.4 million, respectively.

The following table summarizes activity, pricing and other information for the Company’s DSU’s, also referred to as deferred stock units as the issuance of the stock is deferred until termination of service, for the nine months ended September 30, 2015:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
DSU’s outstanding at beginning of period	75,750	$8.63
DSU’s granted	5,000	20.50
DSU’s exercised	—	—
DSU’s forfeited/cancelled	—	—
DSU’s outstanding at end of period	80,750	$9.36

As of September 30, 2015, there was approximately $169 thousand of total unrecognized compensation cost related to the DSU compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of 0.8 years.

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

Note 20.—Subsequent Events

In October 2015 the Company sold $3.5 billion of conventional mortgage servicing rights for approximately $34.0 million.  The transaction settled in October 2015.

In October 2015 the Company signed a term sheet to sell $1.0 billion of government insured mortgage servicing.  The transaction is expected to settle in November 2015.

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

Selected Financial Results

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2015	June 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenues:
Gain on sale of loans, net	$47,274	$48,346	$8,602	$133,018	$19,468
Real estate services fees, net	2,775	2,355	3,243	7,872	11,282
Servicing income, net	2,432	1,017	913	4,083	3,773
Loss on mortgage servicing rights	(4,818)	(2,790)	(998)	(14,176)	(3,540)
Other	(11)	156	197	283	1,703
Total revenues	47,652	49,084	11,957	131,080	32,686
Expenses:
Personnel expense	21,315	24,078	9,062	56,883	27,841
Business promotion	10,735	8,679	252	19,628	1,020
General, administrative and other	7,100	7,943	4,376	20,479	14,260
Accretion of contingent consideration	2,424	3,046	—	5,471	—
Change in fair value of contingent consideration	(16,897)	(11,326)	—	(28,223)	—
Total expenses	24,677	32,420	13,690	74,238	43,121
Operating income (loss):	22,975	16,664	(1,733)	56,842	(10,435)

Other income (expense):
Net interest income	119	959	747	2,135	338
Change in fair value of long-term debt	—	(1,544)	—	(8,661)	(424)
Change in fair value of net trust assets	(3,004)	802	92	(3,078)	7,841
Total other income (expense)	(2,885)	217	839	(9,604)	7,755
Net earnings (loss) before income taxes	20,090	16,881	(894)	47,238	(2,680)
Income tax expense (benefit)	781	71	307	(22,852)	1,405
Net earnings (loss)	$19,309	$16,810	$(1,201)	$70,090	$(4,085)

Diluted earnings (loss) per share	$1.48	$1.33	$(0.13)	$5.61	$(0.44)

Status of Operations

Summary Highlights

•                  Mortgage lending volumes decreased slightly in the third quarter of 2015 to $2.3 billion from $2.6 billion in the second quarter of 2015 but increased from $923.6 million in the third quarter of 2014.

•                  Gain on sale of loans, net decreased in the third quarter of 2015 to $47.3 million from $48.3 million in the second quarter of 2015 but increased  from $8.6 million in the third quarter of 2014.

•                  Mortgage servicing portfolio increased to $6.1 billion at September 30, 2015 from $4.1 billion at June 30, 2015 and $2.3 billion at December 31, 2014.

•                  In October 2015, we sold $3.5 billion in mortgage servicing rights generating approximately $34.0 million.

In the third quarter of 2015, net earnings increased to $19.3 million or $1.48 per diluted common share, as compared to a net loss of $1.2 million or $0.13 per diluted common share for the third quarter of 2014 and net earnings of $16.8 million or $1.33 per diluted common share for the second quarter of 2015.  For the nine months ended September 30, 2015, net earnings increased to $70.1 million as compared to a loss of $4.1 million for the same period in 2014.

Net earnings (loss) includes certain fair value adjustments for changes in the (i) contingent consideration, (ii) long-term debt and (iii) net trust assets as well as accretion of the contingent consideration.  The change in fair value of the contingent consideration and accretion is related to the CashCall Mortgage acquisition transaction, while the other fair value adjustments are related to our legacy portfolio.  These items, as discussed below, are non-cash items and are not related to current operating results.

Operating income increased to $23.0 million in the third quarter of 2015 from $16.7 million in the second quarter of 2015 and an operating loss of $1.7 million in the third quarter of 2014.  The increase in the third quarter is primarily due to the change in fair value of the contingent consideration.  Although we are required by GAAP to record change in fair value of the contingent consideration and related accretion, management believes operating income excluding these items, as shown in the following table, is more useful to discuss our operations. Operating income excluding changes in contingent consideration is a non-GAAP financial measure and should be considered in addition to, but not as a substitute for the financial measure prepared in accordance with GAAP in this report.

	For the Three Months Ended			For the Nine Months Ended
Operating income (loss) (in thousands)	September 30, 2015	June 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Operating income (loss):	$22,975	$16,664	$(1,733)	$56,842	$(10,435)
Accretion of contingent consideration	2,424	3,046	—	5,471	—
Change in fair value of contingent consideration	(16,897)	(11,326)	—	(28,223)	—
Operating income (loss) excluding changes in contingent consideration	$8,502	$8,384	$(1,733)	$34,090	$(10,435)

Operating income, excluding the change in fair value of the contingent consideration and the related accretion, slightly increased to $8.5 million in the third quarter as compared to $8.4 million in the second quarter, and increased significantly from the operating loss of $1.7 million in the third quarter of 2014.

For the third quarter of 2015, gain on sale of loans was $47.3 million as compared to $8.6 million in the third quarter of 2014 and $48.3 million in the second quarter of 2015.  Gain on sale margin increased to 205 bps from 186 bps in the second quarter primarily as a result of interest rate declines in the quarter.

Total operating expenses, excluding the changes in the contingent consideration, declined in the third quarter of 2015 as compared to the second quarter of 2015 by approximately $1.6 million, although marketing expenses increased.  This decrease in expenses was primarily a result of the decrease in origination volume in the quarter.   The increase in marketing expenses, called business promotion on the consolidated statement of operations, is due to our efforts to expand our geographic marketing programs.

In the third quarter, similar to the second quarter, we continue to incorporate current market condition assumptions, including the overall margin compression at CCM in the estimated value of the contingent consideration.  The contingent consideration liability represents the estimated fair value of the expected future earn-out payments to be paid to the seller of the CashCall Mortgage operations which were acquired in the first quarter of 2015.

As a result of the change in market conditions, we recorded a change in the fair value of the contingent consideration in the third quarter reducing the contingent consideration liability by $16.9 million over the remaining earn-out period of 2 ¼ years.  Additionally, we recorded accretion of the contingent consideration liability, which increases the liability over the earn-out period.  The change in the contingent consideration is primarily due to lower expected future earn-out payments due to changes in market conditions.  Accretion will continue to be a charge against earnings in future quarters until the end of the earn-out period.  Despite the decrease in the contingent consideration, our Cash Call Mortgage division (CCM) remains very profitable and the long term outlook continues to be very positive.

The CCM consumer direct channel’s marketing strategy is to offer attractive mortgage loan interest rates through television and radio advertising to create lead generation for the call center and internet portal.  In the third quarter of 2015, marketing expenses included in business promotion on the consolidated statement of operations continued to increase as part of our efforts to develop a national advertising campaign to leverage the “CashCall Mortgage” brand name better, as we continue to expand our geographic marketing programs.   In the third quarter, our geographic footprint expanded as we saw volume from an additional 19 states. We are also expanding lead generation through our web based internet marketing channel where we want to create more origination traffic through our consumer web portal.  Web based internet lead generation will be an important strategy in 2016 as we continue to diversify the CashCall Mortgage marketing initiative.

For the three months ended September 30, 2015, we originated and sold $2.3 billion and $2.2 billion of loans, respectively, as compared to $923.6 million and $813.5 million of loans originated and sold, respectively, during the same period in 2014, and $2.6 billion and $2.7 billion of loans originated and sold, respectively, during the second quarter of 2015.

During the third quarter of 2015, and consistent with the rest of the market, total originations decreased to $2.3 billion, from $2.6 billion, in the second quarter of 2015. However, total originations increased approximately 150% from the third quarter of 2014.  The retail channel decreased 17% over the second quarter, while still representing approximately 56% or $1.3 billion of total originations.  The wholesale channel remained consistent with the second quarter, representing approximately 18% or $409.0 million of total originations.  The correspondent division decreased slightly from the second quarter, representing $608.5 million or 26% of total originations.   For the third quarter of 2015, purchase money transactions increased to 25% of total production, as compared to 18% of total production in the second quarter.

As of September 30, 2015, the Company’s mortgage servicing portfolio increased to $6.1 billion, a 50% increase from June 30, 2015, which correspondingly increased our retained mortgage servicing rights to $63.3 million at September 30, 2015 as compared to $44.2 million at June 30, 2015.   However, to manage the capital needs of the Company and to reduce the mortgage servicing rights asset concentration, in October 2015 the Company sold $3.5 billion of conventional mortgage servicing rights for approximately $34.0 million.

Originations

	For the three months ended
(in millions)	September 30, 2015	June 30, 2015	% Change	September 30, 2014	% Change
Originations	$2,303.2	$2,604.3	-12%	$923.6	149%

Origination volume decreased 12% in the third quarter of 2015 over the second quarter of 2015 to $2.3 billion as compared to $2.6 billion, respectively.  Of the $2.3 billion in total originations, approximately $1.3 billion, or 56%, was originated through the CCM retail channel.  In contrast, during the third quarter of 2014, our retail originations contributed only 2% to our total origination volume.  However, in 2014, the Company purchased mortgage loans from CashCall, Inc. (prior to the acquisition of their mortgage operations by the Company), as a correspondent customer.

Originations by Channel:

(in millions)	September 30, 2015	June 30, 2015	% Change	September 30, 2014	% Change
Wholesale	$409.0	$416.5	-2%	$159.1	157%
Correspondent	608.5	640.2	-5%	747.3	-19%
Retail	1,285.7	1,547.6	-17%	17.2	7375%
Total originations	$2,303.2	$2,604.3	-12%	$923.6	149%

During the third quarter of 2015, correspondent volume decreased 19% as compared to the third quarter of 2014 and 5% as compared to the second quarter of 2015.  The decline in correspondent volume from the prior year was due to the acquisition of CCM in the first quarter of 2015 as we purchased mortgage loans from CashCall, Inc. (prior to the acquisition of CCM by the Company), as a correspondent customer.

In the third quarter of 2015, wholesale originations increased 157% as compared to the third quarter of 2014 and decreased 2% as compared to the second quarter of 2015.   The volume in the wholesale channel declined as compared to the second quarter of 2015 as originations declined across the industry in the third quarter of 2015.

We believe the retail call center complements our wholesale and correspondent channels by lowering overall costs for mortgage lending.  We anticipate that these channels will continue to see growth month over month, as a result of the increased pipeline growth that both channels have recently enjoyed due to market share expansion.  The growth of CCM originations, which is more dependent on the refinance market, will be more reliant on geographic and product expansion.   We believe our expanded national lending footprint, combined with access to our Impac loan products, will unlock significant opportunities to greatly diversify CCM’s retail loan production and increase our mortgage lending divisions total production.

Our loan products primarily include conventional loans eligible for sale to Fannie Mae and Freddie Mac, loans eligible for government insurance (government loans) by FHA, VA and USDA and also AltQM.

Originations by Loan Type:

	For the three months ended September 30,
(in millions)	2015	2014	% Change
Government (1)	$527.5	$265.7	99%
Conventional	1,713.4	636.8	169%
Other (2)	62.3	21.1	195%
Total originations	$2,303.2	$923.6	149%

(1)         Includes all government-insured loans including Federal Housing Administration (FHA), Veterans Affairs (VA) and United States Department of Agriculture (USDA).

(2)         Includes $48.0 million of AltQM mortgages originated during the third quarter of 2015.

	For the nine months ended September 30,
(in millions)	2015	2014	% Change
Government (1)	$1,421.7	$575.2	147%
Conventional	5,772.9	1,118.6	416%
Other (2)	125.7	48.1	161%
Total originations	$7,320.3	$1,741.9	320%

(1)         Includes all government-insured loans including Federal Housing Administration (FHA), Veterans Affairs (VA) and United States Department of Agriculture (USDA).

(2)         Includes $81.6 million of AltQM mortgages originated during the nine months ended September 30, 2015.

We believe there is an underserved mortgage market for borrowers with good credit who may not meet the new qualified mortgage (QM) guidelines set out by the CFPB.  In our opinion, as the demand by consumers for the non-QM product grows we expect the investor appetite will increase for the non-QM mortgages.  During 2014, we rolled out and began originating non-qualified mortgage (non-QM) loans, marketed under our ‘AltQM’ label.  The predominant amount of the early originations came through our wholesale lending channel.  Our correspondent customers began delivering loans that meet our AltQM program guidelines during the third quarter of 2015.  We have established strict lending guidelines, including determining the prospective borrowers’ ability to repay the mortgage, which we believe will keep delinquencies and foreclosures at acceptable levels. In conjunction with launching these new AltQM products we established a strategic investor relationship which provides us with an exit strategy for these non-conforming loans.

During the third quarter of 2015, purchase money transactions increased $106.1 million or 23% as compared to the second quarter of 2015.  This was primarily the result of a continued increase in purchase money transactions in our business to business channels.

To mitigate against any reduced refinance volumes with the eventual expected increase in mortgage rates, we are focusing on opportunities that will create diversity in our revenue streams. Our efforts to expand our AltQM volumes as well as increase our geographic footprint of our originations are part of this strategy. We also believe that there is an opportunity to provide a third party servicing retention program using our CashCall Mortgage platform to create an additional source of revenue.  Furthermore, we expect to expand lead generation through our internet channel and monetizing our current mortgage leads to diversify our loan product offering.  We are moving forward on all of these initiatives in creating growing revenue streams.

Originations by Purpose:

	For the three months ended September 30,
(in millions)	2015	%	2014	%
Refinance	$1,732.9	75%	$630.1	68%
Purchase	570.3	25%	293.5	32%
Total originations	$2,303.2	100%	$923.6	100%

	For the nine months ended September 30,
(in millions)	2015	%	2014	%
Refinance	$6,000.9	82%	$1,054.5	61%
Purchase	1,319.4	18%	687.4	39%
Total originations	$7,320.3	100%	$1,741.9	100%

Mortgage servicing portfolio

(in millions)	September 30, 2015	December 31, 2014	% Change	September 30, 2014	% Change
Mortgage servicing portfolio	$6,088.0	$2,267.1	169%	$1,247.7	388%

The mortgage servicing portfolio increased to $6.1 billion at September 30, 2015 as compared to $2.3 billion at December 31, 2014. The increase was due to servicing retained loan sales of $7.0 billion, partially offset by bulk sales of servicing rights totaling $2.8 billion in unpaid principal balance (UPB).

To manage our liquidity, we have continued to sell mortgage servicing rights (MSRs) to generate cash needed to fund warehouse haircuts as well as other operating needs.  During the nine months ended September 30, 2015, we sold MSRs representing $2.8 billion in UPB of loans serviced, which has generated approximately $25.0 million in cash.

In October 2015, we sold $3.5 billion of conventional mortgage servicing rights for approximately $34.0 million.  Additionally, in October 2015, we signed a term sheet to sell $1.0 billion of government insured mortgage servicing rights.  The transaction is expected to settle in November 2015.

The following table includes information about our mortgage servicing portfolio:

	At September 30,	% 60+ days	At December 31,	% 60+ days
(in millions)	2015	delinquent (1)	2014	delinquent (1)
Fannie Mae	$3,433.8	0.15%	$496.1	0.71%
Freddie Mac	1,336.4	0.09%	837.8	0.16%
Ginnie Mae	1,259.7	0.59%	926.5	1.23%
Other	58.1	0.00%	6.7	0.00%
Total servicing portfolio	$6,088.0	0.24%	$2,267.1	0.72%

(1)         Based on loan count.

Our warehouse lending division continues to grow and the outstanding balance of finance receivables, representing warehouse lending advances to our warehouse customers, decreased to $41.3 million at September 30, 2015 as compared to $54.3 million at June 30, 2015.  Funding’s from the warehouse lending division decreased to $185.5 million for the three months ended September 30, 2015 as compared to $213.3 for the three months ended June 30, 2015.   As of September 30, 2015, the warehouse lending operations had extended warehouse lines to non-affiliated customers totaling $116.5 million as compared to $112.0 million at June 30, 2015.

For the third quarter of 2015, real estate services fees were $2.8 million as compared to $2.4 million in the second quarter of 2015 and $3.2 million in the third quarter of 2014. Despite the real estate services fees increasing slightly during the third quarter of 2015, we expect these fees to decrease over time with the anticipated runoff of our long-term mortgage portfolio.

In our long-term mortgage portfolio, the residuals generated cash flows of $1.1 million in the third quarter of 2015 as compared to $1.6 million in the second quarter of 2015.  The estimated fair value of the residual interest decreased $2.1 million in the third quarter of 2015 to $15.8 million at September 30, 2015, as a result of residual cash flows received and increased loss and severity assumptions.

In the first quarter of 2015, we settled our repurchase liability with Fannie Mae related to our pre-2008 non-conforming mortgage operations.  As a result of this settlement and previous resolution of other legal matters pertaining to the legacy non-conforming mortgage operations, the discontinued segment is not expected to have any significant effect on our consolidated operations and financial results.  Therefore, we determined that we will no longer report the legacy non-conforming mortgage operations as discontinued operations.

For additional information regarding the long-term mortgage portfolio refer to Financial Condition and Results of Operations below.

Liquidity and Capital Resources

During the nine months ended September 30, 2015, we funded our operations primarily from mortgage lending revenues and real estate services fees, net, which include gains on sale of loans, net, and other mortgage related income, portfolio loss mitigation and real estate services fees, net, primarily generated from our long-term mortgage portfolio, and cash flows from our residual interests in securitizations.  Additionally, we funded mortgage loan originations using warehouse facilities which are repaid once the loan is sold.  During the second quarter of 2015, we raised approximately $55.0 million of debt to provide the liquidity needed to fund warehouse facility haircuts, retain mortgage servicing rights and working capital to fund the growth of origination volumes.  Furthermore, we used the proceeds from the sale of mortgage servicing rights as an additional source of liquidity, as well as borrowings under the $4.0 million line of credit, $6.0 million short-term structured debt and $10.0 million short-term Promissory Note.  All of which have been repaid.  In order to support the continued growth of our mortgage lending platform, we intend to continue to manage our capital through the sale of mortgage servicing rights.  We may also seek to raise capital by issuing debt or equity.

The CCM acquisition contingent consideration payments for the first two earn-out periods were approximately $33.0 million and were paid in two parts during the second and third quarters of 2015.  These contingent consideration payments are based on the performance of the CCM division and over time  are expected to decline for the remaining earn-out periods since the earn-out percentage decreases to 55% beginning in 2016 and to 45% beginning in 2017.  Additionally, the quarterly contingent consideration payment due in November 2015 for the third earn-out period is expected to be approximately $5.6 million.

In October 2015, we sold $3.5 billion of conventional mortgage servicing rights for approximately $34.0 million.

In June 2015, the Company and its subsidiaries, (IRES, IMC and Impac Warehouse Lending, Inc. (IWLI), collectively, the (Borrowers)) entered into a Loan Agreement (Loan Agreement) with a lender (Lender) pursuant to which the Lender provided to the Borrowers a term loan in the aggregate principal amount of $30.0 million (Term Financing) due and payable on December 19, 2016, which may be extended up to December 18, 2017 at the Lender’s discretion.  In connection with the Term Financing, the Borrowers issued to the Lender a Term Note dated June 19, 2015.  The Lender may in its discretion make additional advances in an aggregate amount not to exceed $50.0 million (including amounts then outstanding).   The proceeds from the Term Financing were used to pay off the working capital line of credit with a national bank (approximately $4.0 million) and amounts under an existing master repurchase agreement with the Lender (approximately $3.2 million).   The Borrowers also paid the Lender an origination fee of $300 thousand.  The Term Financing is payable monthly and accrues interest at the rate per annum equal to LIBOR plus 8.5%.  Amounts under the Term Financing may be prepaid at any time without penalty or premium, provided, however, that any prepayments made within nine months of the closing date will be subject to, with certain exceptions, a prepayment premium equal to 50% of the then applicable interest rate multiplied by the amount of the prepayment that would be payable until the end of the nine months.  The Borrowers are subject to mandatory prepayment on the Term Financing based on a borrowing base formula that includes amounts under outstanding warehouse facilities, market value of mortgage servicing rights and residual securities and certain mortgage loans.

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

We believe that current cash balances, cash flows from our mortgage lending operations, the sale of mortgage servicing rights, real estate services fees generated from our long-term mortgage portfolio, and residual interest cash flows from our long-term mortgage portfolio are adequate for our current operating needs. We believe the mortgage and real estate services market is volatile, highly competitive and subject to increased regulation. Competition in mortgage lending comes primarily from mortgage bankers, commercial banks, credit unions and other finance companies which have offices in our market area as well as operations throughout the United States. We compete for loans principally on the basis of the interest rates and loan fees we charge, the types of loans we originate and the quality of services we provide to borrowers, brokers and sellers. Additionally, competition for loss mitigation servicing, loan modification services and other portfolio services has increased. Our competitors include mega mortgage servicers, established subprime loan servicers, and newer entrants to the specialty servicing and recovery collections business. Efforts to market our ability to provide mortgage and real estate services for others is more difficult than many of our competitors because we have not historically provided such services to unrelated third parties, and we are not a rated primary or special servicer of residential mortgage loans as designated by a rating agency. Additionally, performance of the long-term mortgage portfolio is subject to the current real estate market and economic conditions. Cash flows from our residual interests in securitizations are sensitive to delinquencies, defaults and credit losses associated with the securitized loans. Losses in excess of current estimates will reduce the residual interest cash receipts from our long-term mortgage portfolio.

While we continue to pay our obligations as they become due, the ability to continue to meet our current and long-term obligations is dependent upon many factors, particularly our ability to successfully operate our mortgage lending segment, real estate services segment and realizing cash flows from the long-term mortgage portfolio. Our future financial performance and profitability are dependent in large part upon the ability to expand our mortgage lending platform successfully.

Critical Accounting Policies

We define critical accounting policies as those that are important to the portrayal of our financial condition and results of operations. Our critical accounting policies require management to make difficult and complex judgments that rely on estimates about the effect of matters that are inherently uncertain due to the effect of changing market conditions and/or consumer behavior. In determining which accounting policies meet this definition, we considered our policies with respect to the valuation of our assets and liabilities and estimates and assumptions used in determining those valuations. We believe the most critical accounting issues that require the most complex and difficult judgments and that are particularly susceptible to significant change to our financial condition and results of operations include those issues included in Management’s Discussion and Analysis of Results of Operations in IMH’s report on Form 10-K for the year ended December 31, 2014.  Such policies have not materially changed during 2015 other than what is outlined below:

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

We evaluate our reporting units on an annual or on as needed basis and, if necessary, reassign goodwill using a relative fair value allocation approach. Goodwill and other intangible assets with an indefinite useful life are not subject to amortization but are reviewed for impairment annually or more frequently whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated primarily through the use of a discounted cash flow methodology. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital. If we determine that it is more likely than not that the intangible assets are impaired, a quantitative impairment test is performed. For the quantitative impairment test, we estimate and compare the fair value of indefinite-lived intangible asset with its carrying amount. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, the amount of the impairment is measured as the difference between the carrying amount of the asset and its fair value. Impairment is permanently recognized by writing down the asset to the extent that the carrying value exceeds the estimated fair value.

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

Financial Condition and Results of Operations

Financial Condition

As of September 30, 2015 compared to December 31, 2014

The following table shows the condensed consolidated balance sheets for the following periods:

	September 30,	December 31,	Increase	%
	2015	2014	(Decrease)	Change
	(Unaudited)
ASSETS
Cash	$10,509	$10,073	$436	4%
Restricted cash	5,829	2,420	3,409	141
Mortgage loans held-for-sale	460,808	239,391	221,417	92
Finance receivables	41,334	8,358	32,976	395
Mortgage servicing rights	63,281	24,418	38,863	159
Securitized mortgage trust assets	4,814,798	5,268,531	(453,733)	(9)
Goodwill	104,938	352	104,586	29,712
Intangibles	31,024	—	31,024	n/a
Deferred tax asset	24,420	—	24,420	n/a
Other assets	37,942	25,029	12,913	52
Total assets	$5,594,883	$5,578,572	$16,311	0%

LIABILITIES & EQUITY
Warehouse borrowings	$477,673	$226,718	$250,955	111%
Short-term debt	—	6,000	(6,000)	(100)
Term financing	30,000	—	30,000	n/a
Convertible notes	45,000	20,000	25,000	125
Long-term debt ($71,120 par)	31,663	22,122	9,541	43
Repurchase reserve	4,768	5,714	(946)	(17)
Securitized mortgage trust liabilities	4,799,024	5,251,307	(452,283)	(9)
Contingent consideration	68,792	—	68,792	n/a
Other liabilities	35,048	21,755	13,293	61
Total liabilities	5,491,968	5,553,616	(61,648)	(1)
Total equity	102,915	24,956	77,959	312
Total liabilities and stockholders’ equity	$5,594,883	$5,578,572	$16,311	0%

As a result of the net earnings in the nine months ended September 30, 2015, including $24.4 million from changes in the deferred tax asset valuation allowance and $22.8 million from changes in contingent consideration liability, book value per share increased 284% to $10.00 at September 30, 2015 as compared to $2.60 at December 31, 2014.

In the third quarter of 2015, cash balances decreased, primarily due to the increase in mortgage servicing rights as well as the earn-out payment to CashCall Inc. of approximately $8.0 million based upon CCM earnings for the second quarter of 2015.

At September 30, 2015, cash increased slightly to $10.5 million from $10.1 million at December 31, 2014. The primary sources of cash between periods were $30.0 million issuance of Term Financing, approximately $25.0 million from the sale of mortgage servicing rights, $25.0 million from the issuance of the Convertible Notes,  $39.5 million from the gain on sale of mortgage loans (net of non-cash premiums, mark-to-market adjustments, unrealized gains from derivatives instruments and provision for repurchases) and $4.6 million from residual interests in securitizations. Offsetting the sources of cash were operating expenses totaling $91.8 million (net of non-cash depreciation expense, amortization of intangible assets and stock compensation expense), $76.1 million of investment in mortgage servicing rights, $33.0 million in earn out payments to CashCall Inc., $6.0 million payoff of the short-term borrowings, $5.0 million payment as part of the consideration for the acquisition of CCM and $4.0 million payoff of the line of credit.

Mortgage loans held-for-sale increased $221.4 million to $460.8 million at September 30, 2015 as compared to $239.4 million at December 31, 2014. The increase was due to $7.3 billion in originations offset by $7.1 billion in loan sales related to growth in our mortgage lending division including the acquisition of CCM. As a normal course of our origination and sales cycle, loans held-for-sale at the end of any period are generally sold within one or two subsequent months.

Finance receivables increased $33.0 million to $41.3 million at September 30, 2015 as compared to $8.4 million at December 31, 2014. The increase was due to $523.0 million in fundings offset by $490.0 million in settlements.

MSRs increased $38.9 million to $63.3 million at September 30, 2015 as compared to $24.4 million at December 31, 2014. The increase was due to servicing retained loan sales of $7.0 billion. Partially offsetting the increase were bulk sales of MSRs totaling $2.8 billion in UPB and a mark-to-market reduction in fair value of $8.0 million.  At September 30, 2015, we serviced $6.1 billion in UPB for others as compared to $2.3 billion at December 31, 2014.

Warehouse borrowings increased $251.0 million to $477.7 million at September 30, 2015 as compared to $226.7 million at December 31, 2014. The increase was due to an increase in mortgage loans held-for-sale attributable to the increased loan volume from the growth in our mortgage lending division including the acquisition of CCM and increased finance receivables at September 30, 2015. During the nine months ended September 30, 2015, we increased our total borrowing capacity to $675.0 million as compared to $415.0 million at December 31, 2014.

In the fourth quarter of 2014, we entered into a $6.0 million short-term structured debt agreement collateralized by the residual interests in securitizations. The agreement had an interest rate of LIBOR plus 5.75% per annum and had a maturity date of June 29, 2015. The holder received monthly principal and interest payments which were equal to the distributions from the residual interest underlying collateral with a minimum payment of $500,000.  In June, we used approximately $3.2 million of the proceeds from the Term Financing to pay off the short-term structured debt.

Long-term debt increased $9.5 million to $31.7 million at September 30, 2015 as compared to $22.1 million at December 31, 2014.  The increase was primarily due to a mark-to-market adjustment of $8.7 million as a result of the increase in the estimated fair value of long-term debt. The increase in the estimated fair value of long-term debt was primarily the result of a decrease in the discount rate attributable to an improvement in our own credit risk profile, an improvement in our financial condition and results of operations as well as an increase in the forward LIBOR curve.

Repurchase reserve liability decreased to $4.8 million at September 30, 2015 as compared to $5.7 million at December 31, 2014. As previously reported, in the first quarter of 2015, we settled our repurchase liability with FNMA related to our legacy non-conforming mortgage operations.  As part of the agreement, the Company paid FNMA $1.0 million during the first quarter with a final payment of $228 thousand paid in April 2015.  We have received a minimal amount of repurchase requests by IMC’s mortgage lending operation for loans sold since early 2011.  During the third quarter of 2015, the general repurchase reserve was reduced by $1.2 million as a result of a review of the Company’s historical loss experience on originations since 2011.

The changes in total assets and liabilities, at fair market value, are primarily attributable to decreases in our trust assets and trust liabilities as summarized below.

	September 30,	December 31,	Increase	%
	2015	2014	(Decrease)	Change
Securitized mortgage collateral	$4,796,405	$5,249,639	$(453,234)	(9)%
Other trust assets	18,393	18,892	(499)	(3)
Total trust assets	4,814,798	5,268,531	(453,733)	(9)

Securitized mortgage borrowings	$4,796,400	$5,245,860	$(449,460)	(9)%
Other trust liabilities	2,624	5,447	(2,823)	(52)
Total trust liabilities	4,799,024	5,251,307	(452,283)	(9)
Residual interests in securitizations	$15,774	$17,224	$(1,450)	(8)%

Since the consolidated and unconsolidated securitization trusts are nonrecourse to the Company, trust assets and liabilities have been netted to present our interest in these trusts more simply, which are considered the residual interests in securitizations. For unconsolidated securitizations the residual interests represent the fair value of investment securities available-for-sale. For consolidated securitizations, the residual interests are represented by the fair value of securitized mortgage collateral and real estate owned, offset by the fair value of securitized mortgage borrowings and derivative liabilities. We receive cash flows from our residual interests in securitizations to the extent they are available after required distributions to bondholders and maintaining specified overcollateralization levels and other specified parameters (such as maximum delinquency and cumulative default) within the trusts. The estimated fair value of the residual interests, represented by the difference in the fair value of total trust assets and total trust liabilities, was $15.8 million at September 30, 2015, compared to $17.2 million at December 31, 2014.

We update our collateral assumptions quarterly based on recent delinquency, default, prepayment and loss experience. Additionally, we update the forward interest rates and investor yield (discount rate) assumptions based on information derived from market participants. During the nine months ended September 30, 2015, we decreased the investor yield requirements for certain securitized mortgage collateral and borrowings as estimated bond prices have continued to improve and corresponding yields have decreased. Additionally, during the second and third quarters of 2015 we lowered the discount rate on certain residual interest vintages.  The decrease in discount rates resulted in an increase in the value of these trust assets and liabilities resulting in an increase in the value of our residual interests during the the nine months ended September 30, 2015.  However, offsetting the increase was principal payments and liquidations of securitized mortgage collateral and securitized mortgage borrowings.

•                  The estimated fair value of securitized mortgage collateral decreased $453.2 million during the nine months ended September 30, 2015, primarily due to reductions in principal from borrower payments and transfers of loans to REO for single-family and multi-family collateral. Additionally, other trust assets decreased $499 thousand during the nine months ended September 30, 2015, primarily due to liquidations of $24.2 million and a $4.9 million decrease in the net realizable value (NRV) of REO.  Partially offsetting the decrease was an increase of $28.7 million in REO from foreclosures.

•                  The estimated fair value of securitized mortgage borrowings decreased $449.5 million during the nine months ended September 30, 2015, primarily due to reductions in principal balances from principal payments during the period for single-family and multi-family collateral as well as a decrease in loss assumptions. The $2.8 million reduction in other trust liabilities during the nine months ended September 30, 2015, was primarily due to $3.3 million in derivative cash payments from the securitization trusts, and a $483 thousand increase in derivative fair value resulting from changes in forward LIBOR interest rates.

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

To determine the discount rates to apply to these cash flows, we gather information from the bond pricing services and other market participants regarding estimated investor required yields for each bond tranche. Based on that information and the collateral type and vintage, we determine an acceptable range of expected yields an investor would require including an appropriate risk premium for each bond tranche. We use the blended yield of the bond tranches together with the residual interests to determine an appropriate yield for the securitized mortgage collateral in each securitization (after taking into consideration any derivatives in the securitization).  As previously discussed, during the second and third quarters of 2015, we adjusted the acceptable range of expected yields and discount rates for some of our earlier vintage securitizations.  Based on improving bond prices and declining yields in our securitization trusts, we lowered certain residual discount rates during the second and third quarters of 2015.

The following table presents changes in the trust assets and trust liabilities for the nine months ended September 30, 2015:

	TRUST ASSETS					TRUST LIABILITIES
	Level 3 Recurring Fair Value					Level 3 Recurring Fair Value
	Measurements		NRV (1)			Measurements
	Investment securities available-for- sale	Securitized mortgage collateral	Real estate owned	Total trust assets		Securitized mortgage borrowings	Derivative liabilities	Total trust liabilities		Net trust assets
Recorded book value at December 31, 2014	$92	$5,249,639	$18,800	$5,268,531		$(5,245,860)	$(5,447)	$(5,251,307)		$17,224
Total gains/(losses) included in earnings:
Interest income	9	49,719	—	49,728		—	—	—		49,728
Interest expense	—	—	—	—		(160,249)	—	(160,249)		(160,249)
Change in FV of net trust assets, excluding REO	33	6,918	—	6,951	(2)	(4,647)	(483)	(5,130	)(2)	1,821
Losses from REO - not at FV but at NRV	—	—	(4,899)	(4,899	)(2)	—	—	—		(4,899)
Total gains (losses) included in earnings	42	56,637	(4,899)	51,780		(164,896)	(483)	(165,379)		(113,599)
Transfers in and/or out of level 3	—	—	—	—		—	—	—		—
Purchases, issuances and settlements	(84)	(509,871)	4,442	(505,513)		614,356	3,306	617,662		112,149
Recorded book value at September 30, 2015	$50	$4,796,405	$18,343	$4,814,798		$(4,796,400)	$(2,624)	$(4,799,024)		$15,774

(1)             Accounted for at net realizable value.

(2)             Represents change in fair value of net trust assets, including trust REO (losses) gains  in the consolidated statements of operations for the nine months ended September 30, 2015.

Inclusive of gains from REO, total trust assets above reflect a net gain of $2.1 million as a result of an increase in fair value of securitized mortgage collateral of $6.9 million, increases from other trust assets of $33 thousand offset by losses from REO of $4.9 million. Net losses on trust liabilities were $5.1 million as a result of $4.6 million in losses from the decrease in fair value of securitized mortgage borrowings and losses from derivative liabilities of $483 thousand. As a result, non-interest income—net trust assets totaled a loss of $3.1 million for the nine months ended September 30, 2015.

The table below reflects the net trust assets as a percentage of total trust assets (residual interests in securitizations):

	September. 30,	December 31,
	2015	2014
Net trust assets	$15,774	$17,224
Total trust assets	4,814,798	5,268,531
Net trust assets as a percentage of total trust assets	0.33%	0.33%

For the nine months ended September 30, 2015, the estimated fair value of the net trust assets remained the same as a percentage of total trust assets.

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

The following tables present the estimated fair value of our residual interests, including investment securities available for sale, by securitization vintage year and other related assumptions used to derive these values at September 30, 2015 and December 31, 2014:

Origination		Estimated Fair Value of Residual Interests by Vintage Year at September 30, 2015			Estimated Fair Value of Residual Interests by Vintage Year at December 31, 2014
Year		SF	MF	Total	SF	MF	Total
2002-2003	(1)	$11,360	$1,366	$12,726	$10,826	$1,975	$12,801
2004		1,022	900	1,922	1,846	1,506	3,352
2005	(2)	4	40	44	11	209	220
2006	(2)	—	1,082	1,082	—	851	851
2007	(2)	—	—	—	—	—	—
Total		$12,386	$3,388	$15,774	$12,683	$4,541	$17,224

Weighted avg. prepayment rate		5.0%	11.8%	5.5%	4.3%	12.4%	4.9%
Weighted avg. discount rate		15.8%	14.6%	15.6%	19.0%	16.2%	18.3%

(1)         2002-2003 vintage year includes CMO 2007-A, since the majority of the mortgages collateralized in this securitization were originated during this period.

(2)         The estimated fair values of residual interests in vintage years 2005 through 2007 is reflective of higher estimated future losses and investor yield requirements compared to earlier vintage years.

We utilize a number of assumptions to value securitized mortgage collateral, securitized mortgage borrowings and residual interests. These assumptions include estimated collateral default rates and loss severities (credit losses), collateral prepayment rates, forward interest rates and investor yields (discount rates). We use the same collateral assumptions for securitized mortgage collateral and securitized mortgage borrowings as the collateral assumptions determine collateral cash flows which are used to pay interest and principal for securitized mortgage borrowings and excess spread, if any, to the residual interests. However, we use different investor yield (discount rate) assumptions for securitized mortgage collateral and securitized mortgage borrowings and the discount rate used for residual interests based on underlying collateral characteristics, vintage year, assumed risk and market participant assumptions.  As previously discussed, during the second and third quarters of 2015, the single-family (SF) vintages were lowered to a range of 15% to 35% (15.8% weighted average) from 18% to 35% (19.0% weighted average) and the multi-family (MF) vintages were lowered to a range of 12% to 20% (14.6% weighted average) from 15% to 20% (16.2% weighted average).  The combined SF and MF weighted average discount rate for the quarter ended September 30, 2015 dropped to 15.6% from 18.3% at December 31, 2014.

The table below reflects the estimated future credit losses and investor yield requirements for trust assets by product (SF and MF) and securitization vintage at September 30, 2015:

	Estimated Future Losses (1)		Investor Yield Requirement (2)
	SF	MF	SF	MF
2002-2003	7%	* (3)	5%	7%
2004	10%	* (3)	5%	5%
2005	12%	3%	5%	4%
2006	20%	5%	6%	5%
2007	20%	1%	6%	4%

(1)         Estimated future losses derived by dividing future projected losses by UPB at September 30, 2015.

(2)         Investor yield requirements represent our estimate of the yield third-party market participants would require to price our trust assets and liabilities given our prepayment, credit loss and forward interest rate assumptions.

(3)         Represents less than 1%.

Despite the increase in housing prices through September 30, 2015, housing prices in many parts of the country are still at levels which have significantly reduced or eliminated equity for loans originated after 2003. Future loss estimates are significantly higher for mortgage loans included in securitization vintages after 2004 which reflect severe home price deterioration and defaults experienced with mortgages originated during these periods.

Long-Term Mortgage Portfolio Credit Quality

We use the Mortgage Bankers Association (MBA) method to define delinquency as a contractually required payment being 30 or more days past due. We measure delinquencies from the date of the last payment due date in which a payment was received. Delinquencies for loans 60 days delinquent or greater, foreclosures and delinquent bankruptcies were $1.2 billion or 19.1% of the long-term mortgage portfolio as of September 30, 2015.

The following table summarizes the gross UPB of loans in our mortgage portfolio, included in securitized mortgage collateral, that were 60 or more days delinquent (utilizing the MBA method) as of the periods indicated:

		Total		Total
	September 30,	Collateral	December 31,	Collateral
	2015	%	2014	%
Securitized mortgage collateral
60 - 89 days delinquent	$123,574	2.0%	$137,913	2.0%
90 or more days delinquent	361,027	5.9%	503,849	7.5%
Foreclosures (1)	434,575	7.1%	443,751	6.6%
Delinquent bankruptcies (2)	247,817	4.1%	281,936	4.2%
Total 60 or more days delinquent	$1,166,993	19.1%	$1,367,449	20.3%
Total collateral	$6,115,935	100%	$6,745,411	100%

(1)       Represents properties in the process of foreclosure.

(2)       Represents bankruptcies that are 30 days or more delinquent.

The following table summarizes the gross securitized mortgage collateral and REO (at NRV), that were non-performing as of the dates indicated (excludes 60-89 days delinquent):

		Total		Total
	September 30,	Collateral	December 31,	Collateral
	2015	%	2014	%
90 or more days delinquent, foreclosures and delinquent bankruptcies	$1,043,419	17.1%	$1,229,536	18.2%
Real estate owned	18,343	0.3%	18,800	0.3%
Total non-performing assets	$1,061,762	17.4%	$1,248,336	18.5%

Non-performing assets consist of non-performing loans (mortgages that are 90 or more days delinquent, including loans in foreclosure and delinquent bankruptcies) plus REO. It is the Company’s policy to place a mortgage on nonaccrual status when it becomes 90 days delinquent and to reverse from revenue any accrued interest, except for interest income on securitized mortgage collateral when the scheduled payment is received from the servicer. The servicers are required to advance principal and interest on loans within the securitization trusts to the extent the advances are considered recoverable. IFC, a subsidiary of IMH and master servicer, may be required to advance funds, or in most cases cause the loan servicers to advance funds, to cover principal and interest payments not received from borrowers depending on the status of their mortgages. As of September 30, 2015, non-performing assets (UPB of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) as a percentage of the total collateral was 17.4%.  At December 31, 2014, non-performing assets to total collateral was 18.5%. Non-performing assets decreased by approximately $186.6 million at September 30, 2015 as compared to December 31, 2014. At September 30, 2015, the estimated fair value of non-performing assets (representing the fair value of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) was $386.4 million or 6.9% of total assets. At December 31, 2014, the estimated fair value of non-performing assets was $410.3 million or 7.3% of total assets.

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

For the three and nine months ended September 30, 2015, we recorded a decrease in net realizable value of the REO in the amount of $2.4 million and $4.9 million, respectively, compared to a decrease of $47 thousand and  an increase of $9.0 million for the comparable 2014 period. The decrease in the net realizable value of the REO during the three and nine months ended September 30, 2015 is the resut of an increase in severities in certain states.  Increases and write-downs of the net realizable value reflect increases or declines in value of the REO subsequent to foreclosure date, but prior to the date of sale.

The following table presents the balances of REO:

	September 30,	December 31,
	2015	2014
REO	$25,116	$20,674
Impairment (1)	(6,773)	(1,874)
Ending balance	$18,343	$18,800

REO inside trusts	$18,343	$18,800
REO outside trusts	—	—
Total	$18,343	$18,800

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

Results of Operations

For the Three and Nine Months Ended September 30, 2015 compared to the Three and Nine Months Ended September 30, 2014

	For the Three Months Ended September 30,
			Increase	%
	2015	2014	(Decrease)	Change
Revenues	$47,652	$11,957	$35,695	299%
Expenses (1)	(24,677)	(13,690)	(10,987)	(80)
Net interest income	119	747	(628)	(84)
Change in fair value of net trust assets, including trust REO gains	(3,004)	92	(3,096)	(3,365)
Income tax expense	(781)	(307)	(474)	(154)
Net earnings (loss)	19,309	(1,201)	20,510	1,708

Earnings (loss) per share available to common stockholders - basic	$1.89	$(0.13)	$2.01	1,546%

Earnings (loss) per share available to common stockholders - diluted	$1.48	$(0.13)	$1.61	1,238%

(1)         Offsetting and included are changes in contingent consideration liability of approximately $14.5 million for the three months ended September 30, 2015.

	For the Nine Months Ended September 30,
			Increase	%
	2015	2014	(Decrease)	Change
Revenues	$131,080	$32,686	$98,394	301%
Expenses (1)	(74,238)	(43,121)	31,117	72
Net interest income	2,135	338	1,797	532
Change in fair value of long-term debt	(8,661)	(424)	(8,237)	(1,943)
Change in fair value of net trust assets, including trust REO (losses) gains	(3,078)	7,841	(10,919)	(139)
Income tax benefit (expense)	22,852	(1,405)	24,257	1,726
Net earnings (loss)	70,090	(4,085)	74,175	1,816

Earnings (loss) per share available to common stockholders - basic	$7.00	$(0.44)	$7.44	1,689%

Earnings (loss) per share available to common stockholders - diluted	$5.61	$(0.44)	$6.05	1,373%

(1)         Offsetting and included are changes in contingent consideration liability of approximately $22.8 million for the nine months ended September 30, 2015.

Revenues

	For the Three Months Ended September 30,
			Increase	%
	2015	2014	(Decrease)	Change
Gain on sale of loans, net	$47,274	$8,602	$38,672	450%
Real estate services fees, net	2,775	3,243	(468)	(14)
Servicing income, net	2,432	913	1,519	166
Loss on mortgage servicing rights	(4,818)	(998)	(3,820)	(383)
Other revenues	(11)	197	(208)	(106)
Total revenues	$47,652	$11,957	$35,695	299%

Gain on sale of loans, net.  For the three months ended September 30, 2015, gain on sale of loans, net were $47.3 million compared to $8.6 million in the comparable 2014 period. The $38.7 million increase is primarily related to a $30.2 million increase in premiums received from the sale of mortgage loans, a $14.5 million increase in premiums from servicing retained loan sales, a $4.4 million increase in mark-to-market gains on loans held-for-sale (LHFS) and a $1.8 million increase in recovery for repurchases partially offset by an $8.7 million increase in net direct loan origination expenses and a $3.4 million increase in realized and unrealized net losses on derivative financial instruments.

The overall increase in gain on sale of loans, net was due to increased volumes and gain on sale margins predominantly due to the growth in our mortgage lending division including the first quarter acquisition of CCM.   For the three months ended September 30, 2015, we originated and sold $2.3 billion and $2.2 billion of loans, respectively, as compared to $923.6 million and $813.5 million of loans originated and sold, respectively, during the same period in 2014.  Margins increased to approximately 205 bps for the three months ended September 30, 2015 as compared to 93 bps for the same period in 2014 due to the higher concentration of retail loans which have higher margins.

Real estate services fees, net.  For the three months ended September 30, 2015, real estate services fees, net were $2.8 million compared to $3.2 million in the comparable 2014 period. The $468 thousand decrease was primarily the result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio as compared to the third quarter of 2014.

Servicing income, net.  For the three months ended September 30, 2015, servicing income, net was $2.4 million compared to $913 thousand in the comparable 2014 period.  The increase in servicing income, net was the result of the servicing portfolio increasing 221% to an average balance of $5.4 billion for the three months ended September 30, 2015 as compared to an average balance of $1.7 billion for the three months ended September 30, 2014.   The increase in the average balance of the servicing portfolio is a result of servicing retained loan sales of $2.2 billion during the three months ended September 30, 2015 as compared to $793.1 million for the three months ended September 30, 2014.

Loss on mortgage servicing rights.  For the three months ended September 30, 2015, loss on MSRs was $4.8 million compared to $998 thousand in the comparable 2014 period. For the three months ended September 30, 2015, loss on MSRs was primarily the result of a $4.3 million loss from a change in fair value of MSRs as well as a $471 thousand loss on sale of mortgage servicing rights.  The $4.3 million loss from change in fair value of mortgage servicing rights is primarily due to the reduction in interest rates since the end of the second quarter of 2015.    Additionaly, we recorded a $471 thousand loss on sale of MSRs related to refunds of premiums to investors for loan payoffs associated with sales of servicing rights in previous periods.  For the three months ended September 30, 2014, loss on MSRs was primarily the result of a $1.2 million loss from a change in fair value of MSRs partially offset by a $207 thousand gain on sale of servicing.

	For the Nine Months Ended September 30,
			Increase	%
	2015	2014	(Decrease)	Change
Gain on sale of loans, net	$133,018	$19,468	$113,550	583%
Real estate services fees, net	7,872	11,282	(3,410)	(30)
Servicing income, net	4,083	3,773	310	8
Loss on mortgage servicing rights	(14,176)	(3,540)	(10,636)	(300)
Other revenues	283	1,703	(1,420)	(83)
Total revenues	$131,080	$32,686	$98,394	301%

Gain on sale of loans, net.  For the nine months ended September 30, 2015, gain on sale of loans, net were $133.0 million compared to $19.5 million in the comparable 2014 period. The $113.6 million increase is primarily related to a $117.5 million increase in premiums received from the sale of mortgage loans, a $58.9 million increase in premiums from servicing retained loan sales, an $8.7 million increase in realized and unrealized net gains on derivative financial instruments, a $3.9 million increase in mark-to-market gains on LHFS and a $1.3 million decrease in provision for repurchases, partially offset by $76.7 million increase in net direct loan origination expenses.

The overall increase in gain on sale of loans, net was due to increased volumes and gain on sale margins predominantly due to the growth in our mortgage lending division including the first quarter acquisition of CCM.   For the nine months ended September 30, 2015, we originated and sold $7.3 billion and $7.1billion of loans, respectively, as compared to $2.0 billion and $2.0 billion of loans originated and sold, respectively, during the same period in 2014.  Margins increased to approximately 182 bps for the nine months ended September 30, 2015 as compared to 112 bps for the same period in 2014 and a higher concentration of retail loans which have higher margins.  In the first quarter of 2015, gain on sale of loans, net included increased loan origination costs related to the acquisition of CCM.  Beginning in the second quarter of 2015, the operations of CCM were consolidated with our mortgage lending segment, therefore, the operating expenses of CCM were included in personnel and general, administrative, and other expense.

Real estate services fees, net.  For the nine months ended September 30, 2015, real estate services fees, net were $7.9 million compared to $11.3 million in the comparable 2014 period. The $3.4 million decrease was primarily the result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio.

Servicing income, net.  For the nine months ended September 30, 2015, servicing income, net was $4.1 million compared to $3.8 million in the comparable 2014 period.  The increase in servicing income, net was the result of the servicing portfolio increasing 47% to an average balance of $3.6 billion for the nine months ended September 30, 2015 as compared to an average balance of $2.4 billion for the nine months ended September 30, 2014.   The increase in the average balance of the servicing portfolio is a result of servicing retained loan sales of $7.0 billion partially offset by $2.8 billion in mortgage servicing sales during the nine months ended September 30, 2015 as compared to $1.6 billion for the nine months ended September 30, 2014.

Loss on mortgage servicing rights.  For the nine months ended September 30, 2015, loss on MSRs was $14.2 million compared to $3.5 million in the comparable 2014 period. For the nine months ended September 30, 2015, loss on MSRs was primarily the result of a $6.2 million loss on sale of servicing primarily due to FHA dropping its required mortgage insurance premium by 0.50% in January 2015.  Additionally, we recorded an $8.0 million loss from change in fair value of MSRs related to a decrease in interest rates and prepayments experienced during the nine months ended September 30, 2015.  For the nine months ended September 30, 2014, (loss) gain MSRs was primarily the result of a ($4.9) million change in fair value of MSRs due to an increase in prepayment speed assumptions as a result of a decrease in interest rates during the period, partially offset by a $1.4 million gain on the sale of MSRs.

Other revenues.  For the nine months ended September 30, 2015, other revenue was $283 thousand compared to $1.7 million for the comparable 2014 period.  The decrease in other revenue was primarily due to the sale of AmeriHome during the first quarter of 2014 resulting in a $1.2 million gain.

Expenses

	For the Three Months Ended September 30,
			Increase	%
	2015	2014	(Decrease)	Change
Personnel expense	$21,315	$9,062	$12,253	135%
Business promotion	10,735	252	10,483	4160
General, administrative and other	7,100	4,376	2,724	62
Accretion of contingent consideration	2,424	—	2,424	n/a
Change in fair value of contingent consideration	(16,897)	—	(16,897)	n/a
Total expenses	$24,677	$13,690	$10,987	80%

Total expenses were $24.7 million for the three months ended September 30, 2015, compared to $13.7 million for the comparable period of 2014.  Personnel expense increased $12.3 million to $21.3 million for the three months ended September 30, 2015.  The increase is primarily due to the acquisition of CCM during the first quarter of 2015 which contributed an additional $10.3 million in personnel expense during the three months ended September 30, 2015 as well as the addition of new sales personnel in the wholesale and correspondent division as compared to the second quarter of 2014.

Business promotion was $10.7 million for the three months ended September 30, 2015, compared to $252 thousand for the comparable period of 2014.  The increase is due to the operations of CCM which were acquired during the first quarter of 2015.  This division operates as a centralized call center that utilizes a marketing platform to generate customer leads through the internet and call center loan agents. Our centralized call center purchases leads and promotes its business through radio and television advertisements.  In addition to the ongoing advertising expense associated with CCM, the increase is part of our strategic goal to leverage the marketing platform to expand the national footprint of our retail call center volumes as well as offering new AltQM products.

General, administrative and other expenses increased to $7.1 million for the three months ended September 30, 2015, compared to $4.4 million for the same period in 2014. The increase was primarily related to a $1.2 million increase in amortization of intangible and other assets, a $664 thousand increase in legal and professional fees, a $177 thousand increase in data processing and information technology support and a $691 thousand increase in other general and administrative expenses related to the acquisition of CCM during the first quarter of 2015.

We recorded a contingent consideration liability related to the acquisition of CCM during the first quarter of 2015.  The contingent component consists of a three year earn-out provision beginning on the effective date January 2, 2015.  Each quarter we update our estimated fair value of contingent consideration by revising our forecast of CCM pre-tax earnings which include actual experience to date.  During the third quarters of 2015, we updated assumptions which included reductions in gains on sale margins based on current market conditions. Based on these changes, we recorded an $16.9 million change in fair value associated with a reduction in the contingent consideration liability at September 30, 2015.  The change in fair value of contingent consideration was related to the estimated reduction in future pre-tax earnings of CCM over the expected earn-out period, primarily due to margin compression.  The fair value of contingent consideration may change from quarter to quarter based upon updated assumptions used to forecast pre-tax earnings for CCM.

Beginning in the second quarter of 2015, as part of the acquisition of CCM, we record accretion of the contingent consideration liability from the close of the transaction in March 2015 through the end of the earn-out period in 2017, wich increases the contingent consideration liability. The estimated contingent consideration liability is based on discounted cash flows which represent the time value of money of the liability during the earn-out period.  In the third quarter of 2015, accretion increased the contingent consideration liability by $2.4 million.

	For the Nine Months Ended September 30,
			Increase	%
	2015	2014	(Decrease)	Change
Personnel expense	$56,883	$27,841	$29,042	104%
Business promotion	19,628	1,020	18,608	1824
General, administrative and other	20,479	14,260	6,219	44
Accretion of contingent consideration	5,471	—	5,471	n/a
Change in fair value of contingent consideration	(28,223)	—	(28,223)	n/a
Total expenses	$74,238	$43,121	$31,117	72%

Total expenses for the nine months ended September 30, 2015 include CCM expenses beginning April 1, 2015 as the transaction closed March 31, 2015.  As a result, total expenses for the nine months ended September 30, 2015 may not be representative of our expenses for the remainder of the year.

Total expenses were $74.2 million for the nine months ended September 30, 2015, compared to $43.1 million for the comparable period of 2014.  Personnel expense increased $29.0 million to $56.9 million for the nine months ended September 30, 2015.  The increase is primarily due to the acquisition and consolidation of CCM on March 31, 2015 which contributed an additional $22.0 million in personnel expense since the acquisition date as well as the addition of new sales personnel in the wholesale and correspondent division as compared to the nine months ended September 30, 2014.

Business promotion was $19.6 million for the nine months ended September 30, 2015, compared to $1.0 million for the same period of 2014.  The increase is due to the operations of CCM which were acquired during the first quarter of 2015.  This division operates as a centralized call center that utilizes a marketing platform to generate customer leads through the internet and call center loan agents.  Our centralized call center purchases leads and promotes its business through radio and television advertisements. This increase is part of our strategic goal to leverage the marketing platform to expand the national footprint of our retail call center volumes as well as volumes of our new AltQM products.

General, administrative and other expenses increased to $20.5 million for the nine months ended September 30, 2015, compared to $14.3 million for the same period in 2014. The increase was primarily related to a $2.4 million increase in amortization of intangible and other assets, a $2.0 million increase in legal and professional fees, an $844 thousand increase in data processing and information technology support and a $1.0 million increase in other general and administrative expenses related to the acquisition of CCM during the first quarter of 2015.

During the third quarter of 2015, we updated assumptions which included reductions in gain on sale margins based on current market conditions. Based on these changes, we recorded a $28.2 million change in fair value associated with a reduction in the contingent consideration liability at September 30, 2015.  The change in fair value of contingent consideration was related to the estimated reduction in future pre-tax earnings of CCM over the expected earn-out period, primarily due to margin compression.  The fair value of contingent consideration may change from quarter to quarter based upon actual experience and updated assumptions used to forecast pre-tax earnings for CCM.

Beginning in the second quarter of 2015, as part of the acquisition of CCM, we record accretion of the contingent consideration liability from the close of the transaction in March 2015 through the end of the earn-out period in 2017, which increases the contingent consideration liability. The estimated contingent consideration liability is based on discounted cash flows which represent the time value of money of the liability during the earn-out period.  For the nine months ended September 30, 2015, accretion increased the contingent consideration liability by $5.5 million.  We did not record accretion in the first quarter of 2015 as the acquisition transaction did not close until March 31, 2015, however the accretion will continue to be a charge against earnings in future quarters until the end of the earn-out period.

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

	For the Three Months Ended September 30,
	2015			2014
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Securitized mortgage collateral	$4,887,919	$66,239	5.42%	$5,430,608	$77,719	5.72%
Mortgage loans held-for-sale	357,827	3,558	3.98%	176,789	1,865	4.22%
Finance receivables	42,025	495	4.71%	3,590	42	4.68%
Other	20,303	9	0.18%	11,262	5	0.18%
Total interest-earning assets	$5,308,074	$70,301	5.30%	$5,622,249	$79,631	5.67%

LIABILITIES
Securitized mortgage borrowings	$4,886,775	$64,239	5.26%	$5,427,210	$75,931	5.60%
Warehouse borrowings (1)	396,019	3,397	3.43%	171,458	1,491	3.48%
Long-term debt	31,550	934	11.84%	17,720	1,039	23.45%
Convertible Notes	45,000	859	7.64%	20,000	387	7.74%
Short-term borrowing	30,000	737	9.83%	—	—	0.00%
Other	801	16	7.99%	3,804	36	3.79%
Total interest-bearing liabilities	$5,390,145	$70,182	5.21%	$5,640,192	$78,884	5.59%

Net Interest Spread (2)		$119	0.09%		$747	0.08%
Net Interest Margin (3)			0.01%			0.05%

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

Net interest spread decreased $628 thousand for the quarter ended September 30, 2015 primarily attributable to an increase in interest expense from the issuance of the additional Convertible Note and the short-term borrowing.  Offsetting the decrease in net spread was an increase in the net interest spread on the securitized mortgage collateral and securitized mortgage borrowings, an increase in the net interest spread between loans held-for-sale and finance receivables and their related warehouse borrowings and a decrease in interest expense on the long-term debt.  As a result, net interest margin decreased to 0.01% for the three months ended September 30, 2015 from 0.05% for the three months ended September 30, 2014.

During the quarter ended September 30, 2015, the yield on interest-earning assets decreased to 5.30% from 5.67% in the comparable 2014 period. The yield on interest-bearing liabilities decreased to 5.21% for the quarter ended September 30, 2015 from 5.59% for the comparable 2014 period. In connection with the fair value accounting for investment securities available-for-sale, securitized mortgage collateral and borrowings and long-term debt, interest income and interest expense is recognized using effective yields based on estimated fair values for these instruments. The decrease in yield for securitized mortgage collateral and securitized mortgage borrowings is primarily related to increased prices on mortgage-backed bonds which resulted in a decrease in yield as compared to the previous period. This has resulted in an increase in fair value for both securitized mortgage collateral and securitized mortgage borrowings.

	For the Nine Months Ended September 30,
	2015			2014
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Securitized mortgage collateral	$5,034,115	$198,965	5.27%	$5,453,971	$216,586	5.29%
Mortgage loans held-for-sale	348,931	9,408	3.59%	124,493	3,929	4.21%
Finance receivables	59,851	1,773	3.95%	2,070	70	4.51%
Other	17,285	31	0.24%	10,888	28	0.34%
Total interest-earning assets	$5,460,182	$210,177	5.13%	$5,591,422	$220,613	5.26%

LIABILITIES
Securitized mortgage borrowings	$5,032,136	$192,689	5.11%	$5,451,962	$212,601	5.20%
Warehouse borrowings (1)	382,603	9,248	3.22%	119,867	3,190	3.55%
Long-term debt	28,717	2,827	13.13%	17,097	3,224	25.14%
Convertible notes	33,370	1,918	7.66%	20,000	1,161	7.74%
Short-term borrowing	13,315	1,062	10.63%	—	—	0.00%
Short-term debt	2,782	184	8.82%	—	—	0.00%
Other	3,197	114	4.75%	3,495	99	3.78%
Total interest-bearing liabilities	$5,496,120	$208,042	5.05%	$5,612,421	$220,275	5.23%

Net Interest Spread (2)		$2,135	0.08%		$338	0.03%
Net Interest Margin (3)			0.05%			0.01%

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

Net interest spread increased $1.8 million for the nine months ended September 30, 2015 primarily attributable to an increase in the net interest spread on securitized mortgage collateral and securitized mortgage borrowings, an increase in the net interest spread between loans held-for-sale and finance receivables and their related warehouse borrowings and a decrease in interest expense on the long-term debt.  Offsetting the increase in net spread was an increase in interest expense from the issuance of the additional Convertible Note, short-term structured debt and short-term borrowing. As a result, net interest margin increased to 0.05% for the nine months ended September 30, 2015 from 0.01% for the nine months ended September 30, 2014.

During the nine months ended September 30, 2015, the yield on interest-earning assets decreased to 5.13% from 5.26% in the comparable 2014 period. The yield on interest-bearing liabilities decreased to 5.05% for the nine months ended September 30, 2015 from 5.23% for the comparable 2014 period.  In connection with the fair value accounting for investment securities available-for-sale, securitized mortgage collateral and borrowings and long-term debt, interest income and interest expense is recognized using effective yields based on estimated fair values for these instruments. The decrease in yield for securitized mortgage collateral and securitized mortgage borrowings is primarily related to increased prices on mortgage-backed bonds which resulted in a decrease in yield as compared to the previous period. This has resulted in an increase in fair value for both securitized mortgage collateral and securitized mortgage borrowings.

Change in the fair value of long-term debt.

Change in the fair value of long-term debt resulted in no change for both the three months ended September 30, 2015 as well as the comparable 2014 period.  Long-term debt (consisting of trust preferred securities and junior subordinated notes) is measured based upon an analysis prepared by the Company, which considers the Company’s own credit risk and discounted cash flow analyses. Improvements in financial results and financial condition of the Company in the future could result in additional increases in the estimated fair value of the long-term debt, while deterioration in financial results and financial condition could result in a decrease in the estimated fair value of the long-term debt.

Change in the fair value of long-term debt resulted in a loss of $8.7 million for the nine months ended September 30, 2015, compared to a loss of $424 thousand for the comparable 2014 period as a result of the increase in the estimated fair value of long-term debt. The increase in the estimated fair value of long-term debt was primarily the result of a decrease in the discount rate attributable to an improvement in our own credit risk profile, improvement in our financial condition and results of operations from the mortgage lending segment including the acquisition of CCM during the first quarter of 2015 as well as an increase in forward LIBOR interest rates during 2015 as compared to 2014.

Change in fair value of net trust assets, including trust REO gains (losses)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Change in fair value of net trust assets, excluding REO	$(568)	$139	$1,821	$(1,136)
(Losses) gains from REO	(2,436)	(47)	(4,899)	8,977
Change in fair value of net trust assets, including trust REO (losses) gains	$(3,004)	$92	$(3,078)	$7,841

The change in fair value related to our net trust assets (residual interests in securitizations) was a loss of $3.0 million for the quarter ended September 30, 2015, compared to a gain of $92 thousand in the comparable 2014 period. The change in fair value of net trust assets, excluding REO was due to $568 thousand in losses from changes in fair value of securitized mortgage borrowings, securitized mortgage collateral and investment securities available-for-sale primarily associated with updated assumptions of increased severities and collateral losses. Additionally, the NRV of REO decreased $2.4 million during the period attributed to higher expected loss severities on properties held in the long-term mortgage portfolio during the period.

The change in fair value related to our net trust assets (residual interests in securitizations) was a gain of $92 thousand for the quarter ended September 30, 2014. The change in fair value of net trust assets, including REO was due to $139 thousand in gains from changes in fair value of securitized mortgage borrowings, securitized mortgage collateral and investment securities available-for-sale primarily associated with updating assumptions of decreased collateral losses in the future and lower interest rates. Partially offsetting the increase was a $47 thousand decrease in NRV of REO during the period attributed to higher expected loss severities on properties held in the long-term mortgage portfolio during the period.

The change in fair value related to our net trust assets (residual interests in securitizations) was a loss of $3.1 million for the nine months ended September 30, 2015, compared to a gain of $7.8 million in the comparable 2014 period. The change in fair value of net trust assets, excluding REO was due to $1.8 million in gains from changes in fair value of securitized mortgage borrowings, securitized mortgage collateral and investment securities available-for-sale primarily associated with lower interest rates during 2015 and updated assumptions of decreased collateral losses during the second quarter of 2015. Additionally, the NRV of REO decreased $4.9 million during the period attributed to higher expected loss severities on properties held in the long-term mortgage portfolio primarily during the first and third quarters of 2015.

The change in fair value related to our net trust assets (residual interests in securitizations) was a gain of $7.8 million for the nine months ended September 30, 2014. The change in fair value of net trust assets, including REO was due to a $9.0 million increase in NRV of REO during the period attributed to lower expected loss severities on properties held in the long-term mortgage portfolio during the period. Partially offsetting the gain was $1.1 million in losses from changes in fair value of securitized mortgage borrowings, securitized mortgage collateral and investment securities available-for-sale primarily associated with updating assumptions of increased collateral losses in the future and higher interest rates.

Income Taxes

We recorded tax expense (benefit) of $781 thousand and ($22.9) million for the three and nine months ended September 30, 2015, respectively.  Income tax expense for the three months ended September 30, 2015 is primarily the result of amortization of the deferred charge and an increase in current income tax provision based upon an estimated increase in federal alternative minimum tax (AMT) and state income taxes.  Income tax benefit for the nine months ended September 30, 2015 is primarily the result of reversal of valuation allowance partially offset by federal alternative minimum tax (AMT), amortization of the deferred charge and state income taxes from states where we do not have net operating loss carryforwards or state minimum taxes, including AMT. For the three and nine months ended September 30, 2014, we recorded an expense of $307 thousand and $1.4 million primarily related to alternative minimum taxes associated with taxable income generated from the sale of AmeriHome and mortgage servicing rights.

As of December 31, 2014, we had estimated federal and California net operating loss (NOL) carryforwards of approximately $496.3 million and $423.7 million, respectively. Federal and state net operating loss carryforwards begin to expire in 2027 and 2018, respectively.

Based on pretax income of $47.2 million for the nine months ended September, 2015, the expected tax expense would be $18.9 million at an effective rate of 40%.  However, we utilized $18.4 million in available NOL’s by offsetting tax expense for the period with a reversal of the valuation allowance.  Additionally, based on the weight of available evidence at September 30, 2015, we determined that it was more likely than not that we would generate sufficient taxable income in future periods to utilize a portion of our net deferred tax asset.

As of December 31, 2014, we had deferred tax assets of $163.2 million which we recorded a full valuation allowance against.  During the first quarter of 2015, with the aforementioned acquisition of CCM, we significantly expanded our mortgage lending operations and profitability.  As of September 30, 2015, in part because of the earnings recognition during the first six months of 2015, current year projected earnings, future projected earnings as well as the historical earnings of CCM, management determined that sufficient positive evidence exists to conclude that it is more likely than not that deferred taxes of $24.4 million are realizable, and therefore, reduced the valuation allowance accordingly. Although realization is not assured, the Company believes that the realization of the recognized deferred tax asset of $24.4 million at September 30, 2015 is more likely than not based on future forecasted net earnings.  The Company estimates that it would need to generate approximately $61.0 million of taxable income during the applicable carryforward periods to fully realize the federal and state deferred tax assets.  However, to the extent the Company is unable to generate sufficient taxable income, the ability to realize the deferred tax asset may become uncertain and an additional charge to increase the valuation allowance may be recorded.

Results of Operations by Business Segment

We have three primary operating segments: Mortgage Lending, Real Estate Services and Long-Term Mortgage Portfolio. Unallocated corporate and other administrative costs, including the cost associated with being a public company, are presented in Corporate. Segment operating results are as follows:

Mortgage Lending

	For the Three Months Ended September 30,
			Increase	%
	2015	2014	(Decrease)	Change
Gain on sale of loans, net	$47,274	$8,602	$38,672	450%
Servicing income, net	2,432	913	1,519	166
Loss on mortgage servicing rights	(4,818)	(998)	(3,820)	(383)
Other	(145)	109	(254)	(233)
Total revenues	44,743	8,626	36,117	419

Other income	658	403	255	63

Personnel expense	(20,631)	(6,941)	13,690	197
Business promotion	(10,702)	(241)	10,461	4,341
General, administrative and other	(4,494)	(1,564)	2,930	187
Accretion of contingent consideration	(2,424)	—	2,424	n/a
Change in fair value of contingent consideration	16,897	—	(16,897)	n/a
Net earnings before income taxes	$24,047	$283	$23,764	8,397%

For the quarter ended September 30, 2015, gain on sale of loans, net were $47.3 million or 205 bps compared to $8.6 million or 93 bps in the comparable 2014 period. The $38.7 million increase is primarily related to a $30.2 million increase in premiums received from the sale of mortgage loans, a $14.5 million increase in premiums from servicing retained loan sales, a $4.4 million increase in mark-to-market gains on LHFS and a $1.8 million increase in recovery for repurchases partially offset by an $8.7 million increase in net direct loan origination expenses and a $3.4 million increase in realized and unrealized net losses on derivative financial instruments.

The overall increase in gain on sale of loans, net was due to increased volumes and gain on sale margins predominantly due to the growth in our mortgage lending division including the first quarter acquisition of CCM.   For the three months ended September 30, 2015, we originated and sold $2.3 billion and $2.2 billion of loans, respectively, as compared to $923.6 million and $813.5 million of loans originated and sold, respectively, during the same period in 2014.   Margins increased to approximately 205 bps for the three months ended September 30, 2015 as compared to 93 bps for the same period in 2014 due to the higher concentration of retail loans which have higher margins.

For the three months ended September 30, 2015, servicing income, net was $2.4 million compared to $913 thousand in the comparable 2014 period.  The increase in servicing income, net was the result of the servicing portfolio increasing 221% to an average balance of $5.4 billion for the three months ended September 30, 2015 as compared to an average balance of $1.7 billion for the three months ended September 30, 2014.  The increase in the average balance of the servicing portfolio is a result of servicing retained loan sales of $2.2 billion during the three months ended September 30, 2015 as compared to $793.1 million for the three months ended September 30, 2014.

For the three months ended September 30, 2015, loss on MSRs was $4.8 million compared to $998 thousand in the comparable 2014 period. For the three months ended September 30, 2015, loss on MSRs was primarily the result of a $4.3 million loss from a change in fair value of MSRs as well as a $471 thousand loss on sale of mortgage servicing rights.  The $4.3 million loss from change in fair value of mortgage servicing rights is primarily due to the reduction in interest rates since the end of the second quarter of 2015.  Additionaly, we recorded a $471 thousand loss on sale of MSRs related to refunds of premiums to investors for loan payoffs associated with sales of servicing rights in previous periods.  For the three months ended September 30, 2014, loss on MSRs was primarily the result of a $1.2 million loss from a change in fair value of MSRs partially offset by a $207 thousand gain on sale of servicing.

Personnel expense increased $13.7 million to $20.6 million for the three months ended September 30, 2015.  The increase is primarily due to the acquisition of CCM during the first quarter of 2015 which contributed an additional $10.3 million in personnel expense during the three months ended September 30, 2015 as well as the addition of new sales personnel in the wholesale and correspondent division as compared to the third quarter of 2014.  Additionally, the growth of the mortgage lending division resulted in increased allocations of certain corporate costs.

Business promotion was $10.7 million for the three months ended September 30, 2015, compared to $241 thousand for the comparable period of 2014.  The increase is due to the operations of CCM which were acquired during the first quarter of 2015.  This division operates as a centralized call center that utilizes a marketing platform to generate customer leads through the internet and call center loan agents. Our centralized call center purchases leads and promotes its business through radio and television advertisements.  In addition to the ongoing advertising expense associated with CCM, the increase is part of our strategic goal to leverage the marketing platform to expand the national footprint of our retail call center volumes as well as offering new AltQM products.

General, administrative and other expenses increased to $4.5 million for the three months ended September 30, 2015, compared to $1.6 million for the same period in 2014. The increase in general administrative and other expense was primarily related to the acquisition of CCM which contributed $2.7 million of the $2.9 million increase.  The $2.9 million increase was primarily related to a $1.2 million increase in amortization of intangible and other assets, a $411 thousand increase in general administrative expense related to the increase in mortgage loan origination volume, $277 thousand increase in legal and professional fees, a $303 thousand increase in data processing and information technology support and a $432 thousand increase in additional occupancy expense, of which $358 thousand was related to the acquisition of CCM during the first quarter of 2015.

We recorded a contingent consideration liability related to the acquisition of CCM during the first quarter of 2015.  The contingent component consists of a three year earn-out provision beginning on the effective date January 2, 2015.  Each quarter we update our estimated fair value of contingent consideration by revising our forecast of CCM pre-tax earnings which include actual experience to date.  During the third quarter of 2015, we updated assumptions which included reductions in gains on sale margins based on experience during the third quarter of 2015. Based on these changes, we recorded an $16.9 million change in fair value associated with a reduction in the contingent consideration liability at September 30, 2015.  The change in fair value of contingent consideration was related to the estimated reduction in future pre-tax earnings of CCM over the expected earn-out period, primarily due to margin compression.  The fair value of contingent consideration may change from quarter to quarter based upon actual experience and updated assumptions used to forecast pre-tax earnings for CCM.

Beginning in the second quarter of 2015, as part of the acquisition of CCM, we record accretion of the contingent consideration liability from the close of the transaction in March 2015 through the end of the earn-out period in 2017, wich increases the contingent consideration liability. The estimated contingent consideration liability is based on discounted cash flows which represent the time value of money of the liability during the earn-out period.  In the third quarter of 2015, accretion increased the contingent consideration liability by $2.4 million.

	For the Nine Months Ended September 30,
			Increase	%
	2015	2014	(Decrease)	Change
Gain on sale of loans, net	$133,018	$19,468	$113,550	583%
Servicing income, net	4,083	3,773	310	8
Loss on mortgage servicing rights	(14,176)	(3,540)	(10,636)	(300)
Other	(25)	1,366	(1,391)	(102)
Total revenues	122,900	21,067	101,833	483

Other income	1,673	774	899	116

Personnel expense	(55,252)	(20,483)	34,769	170
Business promotion	(19,496)	(712)	18,784	2,638
General, administrative and other	(11,351)	(5,125)	6,226	121
Accretion of contingent consideration	(5,471)	—	5,471	n/a
Change in fair value of contingent consideration	28,223	—	(28,223)	n/a
Net earnings (loss) before income taxes	$61,226	$(4,479)	$65,705	1,467%

For the nine months ended September 30, 2015, gain on sale of loans, net were $133.0 million or 182 bps compared to $19.5 million or 112 bps in the comparable 2014 period. The $113.6 million increase is primarily related to a $117.5 million increase in premiums received from the sale of mortgage loans, a $58.9 million increase in premiums from servicing retained loan sales, an $8.7 million increase in realized and unrealized net gains on derivative financial instruments, a $3.9 million increase in mark-to-market gains on LHFS and a $1.3 million decrease in provision for repurchases, partially offset by $76.7 million increase in net direct loan origination expenses.

The overall increase in gain on sale of loans, net was due to increased volumes and gain on sale margins predominantly due to the first quarter acquisition of CCM.  For the nine months ended September 30, 2015, we originated and sold $7.3 billion and $7.1 billion of loans, respectively, as compared to $2.0 billion and $2.0 billion of loans originated and sold, respectively, during the same period in 2014.  Margins increased to approximately 182 bps for the nine months ended September 30, 2015 as compared to 112 bps for the same period in 2014 due to the higher concentration of retail loans which have higher margins.

For the nine months ended September 30, 2015, servicing income, net was $4.1 million compared to $3.8 million in the comparable 2014 period.  The increase in servicing income, net was the result of the servicing portfolio increasing 47% to an average balance of $3.6 billion for the nine months ended September 30, 2015 as compared to an average balance of $2.4 billion for the nine months ended September 30, 2014.  The increase in the average balance of the servicing portfolio is a result of servicing retained loan sales of $7.0 billion partially offset by $2.8 billion in mortgage servicing sales during the nine months ended September 30, 2015 as compared to $1.6 billion for the nine months ended September 30, 2014.

For the nine months ended September 30, 2015, loss on MSRs was $14.2 million compared to $3.5 million in the comparable 2014 period. For the nine months ended September 30, 2015, loss on MSRs was primarily the result of a $6.2 million loss on sale of servicing primarily due to FHA dropping its required mortgage insurance premium by 0.50% in January 2015.  Additionally, we recorded an $8.0 million loss from change in fair value of MSRs related to a decrease in interest rates and prepayments experienced during the nine months ended September 30, 2015.  For the nine months ended September 30, 2014, (loss) gain MSRs was primarily the result of a ($4.9) million change in fair value of MSRs due to an increase in prepayment speed assumptions as a result of a decrease in interest rates during the period, partially offset by a $1.4 million gain on the sale of MSRs.

For the nine months ended September 30, 2015, other (expense) revenue was an expense of $25 thousand compared to revenue of $1.4 million for the comparable 2014 period.  The decrease in other revenue was primarily due to the sale of AmeriHome during the first quarter of 2014 resulting in a $1.2 million gain.

Personnel expense increased $34.8 million to $55.3 million for the nine months ended September 30, 2015.  The increase is primarily due to the acquisition and consolidation of CCM on March 31, 2015 resulting in an additional $22.0 million in personnel expense since the acquisition date as well as the addition of new sales personnel in the wholesale and correspondent division as compared to the third quarter of 2014.  Additionally, the growth of the mortgage lending division resulted in increased allocations of certain corporate costs.  As previously described, beginning in the second quarter of 2015, personnel related costs from CCM were recorded within their respective expense line and as a result total expenses for the nine months ended September 30, 2015 might not be an accurate representation of our expenses for the remainder of the year.

Business promotion was $19.5 million for the nine months ended September 30, 2015, compared to $712 thousand for the comparable period of 2014.  The increase is due to the operations of CCM which were acquired during the first quarter of 2015.  This division operates as a centralized call center that utilizes a marketing platform to generate customer leads through the internet and call center loan agents.  Our centralized call center purchases leads and promotes its business through radio and television advertisements. This increase is part of our strategic goal to leverage the marketing platform to expand the national footprint of our retail call center volumes as well as volumes of our new AltQM products.

General, administrative and other expenses increased to $11.4 million for the nine months ended September 30, 2015, compared to $5.1 million for the same period in 2014. The increase in general administrative and other expense was primarily related to the acquisition of CCM which contributed $5.4 million of the $6.2 million increase.  The $6.2 million increase was primarily related to a $2.4 million increase in amortization of intangible and other assets, a $1.0 million increase in general administrative expense related to the increase in mortgage loan origination volume, $822 thousand increase in legal and professional fees, an $835 thousand increase in data processing and information technology support and an $897 thousand increase in additional occupancy expense, of which $733 thousand was related to the acquisition of CCM.

During the third quarter of 2015, we updated assumptions which included reductions in gain on sale margins based on experience in the third quarter of 2015. Based on these changes, we recorded an $28.2 million change in fair value associated with a reduction in the contingent consideration liability at September 30, 2015.  The change in fair value of contingent consideration was related to the estimated reduction in future pre-tax earnings of CCM over the expected earn-out period, primarily due to margin compression.  The fair value of contingent consideration may change from quarter to quarter based upon actual experience and updated assumptions used to forecast pre-tax earnings for CCM.

Beginning in the second quarter of 2015, as part of the acquisition of CCM, we record accretion of the contingent consideration liability from the close of the transaction in March 2015 through the end of the earn-out period in 2017, wich increases the contingent consideration liability. The estimated contingent consideration liability is based on discounted cash flows which represent the time value of money of the liability during the earn-out period.  For the nine months ended September 30, 2015, accretion increased the contingent consideration liability by $5.5 million.  We were not required to record accretion in the first quarter of 2015 as the acquisition transaction did not close until March 31, 2015, however the accretion will continue to be a charge against earnings in future quarters until the end of the earn-out period.

Real Estate Services

	For the Three Months Ended September 30,
			Increase	%
	2015	2014	(Decrease)	Change
Real estate services fees, net	$2,775	$3,243	$(468)	(14)%

Other income (expense)	—	(6)	6	n/a

Personnel expense	(1,156)	(1,225)	69	6
General, administrative and other	(291)	(161)	(130)	(81)
Net earnings before income taxes	$1,328	$1,851	$(523)	(28)%

For the three months ended September 30, 2015, real estate services fees, net were $2.8 million compared to $3.2 million in the comparable 2014 period. The $468 thousand decrease in real estate services fees, net was the result of a $269 thousand decrease in loss mitigation fees, a $224 thousand decrease in real estate and recovery fees slightly offset by a $25 thousand increase in real estate services.

For the three months ended September 30, 2015, general, administrative and other expense increased to $291 thousand as compared to $161 thousand for the comparable 2014 period. Despite the decline in real estate services fees, net due to a reduction in transactions, costs associated with the transactions increased during the period.

	For the Nine Months Ended September 30,
			Increase	%
	2015	2014	(Decrease)	Change
Real estate services fees, net	$7,872	$11,282	$(3,410)	(30)%

Other income (expense)	—	(5)	5	n/a

Personnel expense	(3,787)	(3,800)	13	0
General, administrative and other	(635)	(643)	8	1
Net earnings before income taxes	$3,450	$6,834	$(3,384)	(50)%

For the nine months ended September 30, 2015, real estate services fees, net were $7.9 million compared to $11.3 million in the comparable 2014 period. The $3.4 million decrease in real estate services fees, net was the result of a $1.5 million decrease in loss mitigation fees, a $1.4 million decrease in real estate and recovery fees and a $593 thousand decrease in real estate services.

For the nine months ended September 30, 2015, personal, general, administrative and other expenses were relatively flat only decreasing slightly from the prior year despite the reduction in transactions and the decline in loans and balance of the long-term mortgage portfolio.

Long-term Mortgage Portfolio

	For the Three Months Ended September 30,
			Increase	%
	2015	2014	(Decrease)	Change
Other revenue	$79	$86	(7)	(8)%

Personnel expense	(155)	(111)	44	40
General, administrative and other	(108)	(103)	5	5
Total expenses	(263)	(214)	(49)	(23)

Net interest income	1,068	755	313	41
Change in fair value of net trust assets, including trust REO (losses) gains	(3,004)	92	(3,096)	(3,365)
Total other (expense) income	(1,936)	847	(2,783)	(329)
Net (loss) earnings before income taxes	$(2,120)	$719	$(2,839)	(395)%

For the three months ended September 30, 2015, net interest income totaled $1.1 million as compared to $755 thousand for the comparable 2014 period. Net interest income increased $313 thousand for the quarter ended September 30, 2015 primarily attributable to a $208 thousand increase in net interest spread on the long-term mortgage portfolio due to an improvement in net interest income and cash flows in the earlier vintage trusts which include our residual interests. Additionally, net interest income increased $105 thousand due to a decrease in interest expense on the long-term debt.

The change in fair value related to our net trust assets (residual interests in securitizations) was a loss of $3.0 million for the quarter ended September 30, 2015, compared to a gain of $92 thousand in the comparable 2014 period. The change in fair value of net trust assets, excluding REO was due to $568 thousand in losses from changes in fair value of securitized mortgage borrowings, securitized mortgage collateral and investment securities available-for-sale primarily associated with updated assumptions of increased severities and collateral losses. Additionally, the NRV of REO decreased $2.4 million during the period attributed to higher expected loss severities on properties held in the long-term mortgage portfolio during the period.

	For the Nine Months Ended September 30,
			Increase	%
	2015	2014	(Decrease)	Change
Other revenue	$203	$296	(93)	(31)%

Personnel expense	(235)	(266)	(31)	(12)
General, administrative and other	(376)	(454)	(78)	(17)
Total expenses	(611)	(720)	109	15

Net interest income	3,458	781	2,677	343
Change in fair value of long-term debt	(8,661)	(424)	(8,237)	(1943)
Change in fair value of net trust assets, including trust REO gains (losses)	(3,078)	7,841	(10,919)	(139)
Total other (expense) income	(8,281)	8,198	(16,479)	(201)
Net (loss) earnings before income taxes	$(8,689)	$7,774	$(16,463)	(212)%

For the nine months ended September 30, 2015, other revenue totaled $203 thousand as compared to $296 thousand for the comparable 2014 period. The $93 thousand decrease is primarily due to a $64 thousand decrease in master servicing revenue earned on the long-term mortgage portfolio.

For the nine months ended September 30, 2015, net interest income totaled $3.5 million as compared to $781 thousand for the comparable 2014 period.  Net interest income increased $2.7 million for the nine months ended September 30, 2015 primarily attributable to a $2.3 million increase in net interest spread on the long-term mortgage portfolio due to an improvement in net interest income and cash flows in the earlier vintage trusts which include our residual interests. Additionally, net interest income increased $397 thousand due to a decrease in interest expense on the long-term debt.

Change in the fair value of long-term debt resulted in a loss of $8.7 million for the nine months ended September 30, 2015, compared to a loss of $424 thousand for the comparable 2014 period as a result of the increase in the estimated fair value of long-term debt. The increase in the estimated fair value of long-term debt was primarily the result of a decrease in the discount rate attributable to an improvement in our own credit risk profile, improvement in our financial condition and results of operations from the mortgage lending segment including the acquisition of CCM during the first quarter of 2015 as well as an increase in forward LIBOR interest rates during 2015 as compared to 2014.

The change in fair value related to our net trust assets (residual interests in securitizations) was a loss of $3.1 million for the nine months ended September 30, 2015, compared to a gain of $7.8 million in the comparable 2014 period. The change in fair value of net trust assets, excluding REO was due to $1.8 million in gains from changes in fair value of securitized mortgage borrowings, securitized mortgage collateral and investment securities available-for-sale primarily associated with lower interest rates during 2015 and updated assumptions of decreased collateral losses during the second quarter of 2015. Additionally, the NRV of REO decreased $4.9 million during the period attributed to higher expected loss severities on properties held in the long-term mortgage portfolio primarily during the first and third quarters of 2015.

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

	For the Three Months Ended September 30,
			Increase	%
	2015	2014	(Decrease)	Change
Interest expense	$(1,607)	$(405)	(1,202)	(297)%
Other expenses	(1,558)	(3,342)	1,784	53
Net loss before income taxes	$(3,165)	$(3,747)	$582	16%

For the three months ended September 30, 2015, interest expense increased to $1.6 million as compared to $405 thousand for the comparable 2014 period. The increase was primarily due to a $1.2 million increase in interest expense from the $30.0 million term financing entered into in June of 2015 as well as the issuance of an additional $25.0 million of Convertible Notes in May 2015.

For the three months ended September 30, 2015, other expenses decreased to $1.6 million as compared to $3.3 million for the comparable 2014 period. The decrease was primarily due to a $1.9 million increase in allocated corporate expenses as well as a $363 thousand decrease in occupany expense.   The growth of the mortgage lending division resulted in increased allocations of certain corporate costs due to increased headcount.   Partially offsetting the decrease was a $405 thousand increase in legal and professional fees.

	For the Nine Months Ended September 30,
			Increase	%
	2015	2014	(Decrease)	Change
Interest expense	$(2,996)	$(1,212)	(1,784)	(147)%
Other expenses	(5,753)	(11,597)	5,844	50
Net loss before income taxes	$(8,749)	$(12,809)	$4,060	32%

For the nine months ended September 30, 2015, interest expense increased to $3.0 million as compared to $1.2 million for the comparable 2014 period.  The increase was primarily due to a $1.8 million increase in interest expense from the $30.0 million term financing entered into in June of 2015, the issuance of an additional $25.0 million of Convertible Notes in May 2015, the $6.0 million short-term structured debt agreement entered into in December 2014 (which was repaid in June 2015) and $10.0 million short-term promissory note entered into in April 2015 and repaid in May 2015.

For the nine months ended September 30, 2015, other expenses decreased to $5.7 million as compared to $11.6 million for the comparable 2014 period. The decrease was primarily due to a $5.6 million increase in allocated corporate expenses as well as a $1.4 million decrease in occupany expense.   The growth of the mortgage lending division resulted in increased allocations of certain corporate costs due to increased headcount. Partially offsetting the decrease was a $1.3 million increase in legal and professional fees.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting with the exception of the following:

•                  Beginning in the first quarter of 2015, the Company has incorporated the financial results of CCM into the Company’s consolidated financial statements.  The Company is in the process of documenting the control environment of the CCM division.

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

The Company is a party to other litigation and claims which are normal in the course of our operations. While the results of such other litigation and claims cannot be predicted with certainty, we believe the final outcome of such matters will not have a material adverse effect on our financial condition or results of operations. The Company believes that it has meritorious defenses to the claims and intends to defend these claims vigorously and as such the Company believes the final outcome of such matters will not have a material adverse effect on its financial condition or results of operations. Nevertheless, litigation is uncertain and the Company may not prevail in the lawsuits and can express no opinion as to their ultimate resolution. An adverse judgment in any of these matters could have a material adverse effect on the Company’s financial position and results of operations.

Please refer to IMH’s report on Form 10-K for the year ended December 31, 2014 and subsequent Form 10-Q filings for a description of litigation and claims.

ITEM 1A:  RISK FACTORS

None.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:  MINE SAFETY DISCLOSURES

None.

ITEM 5:  OTHER INFORMATION

On November 5, 2015, Joseph R. Tomkinson, the Company’s Chief Executive Officer, and William S. Ashmore, the Company’s President, each entered into a First Amendment to their respective employment agreement, which is effective as of October 1, 2015.  The term of each employment agreement was extended until December 31, 2017, unless terminated earlier. Furthermore, for purposes of the annual bonus, the definition of “adjusted net earnings” was revised to also exclude any adjustment relating to (i) recognition or valuing of deferred tax assets, (ii) an earn-out accretion associated with the acquisition of CCM and (iii) the change in estimated fair value of the contingent consideration liability associated with the acquisition of CCM.

The information set forth above is included herewith for the purpose of providing the disclosure required under “Item 5.02(e) — Compensatory Arrangements of Certain Officers” of Form 8-K.

ITEM 6: EXHIBITS

(a)	Exhibits:
10.1	2010 Omnibus Incentive Plan, as amended (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2015).
10.2	First Amendment dated November 5, 2015 to Employment Agreement between Impac Mortgage Holdings, Inc. and Joseph R. Tomkinson.
10.3	First Amendment dated November 5, 2015 to Employment Agreement between Impac Mortgage Holdings, Inc. and William S. Ashmore.
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from Impac Mortgage Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Cash Flows, and (4) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

November 9, 2015