Form 10-K
period 2015-12-31
IMPAC MORTGAGE HOLDINGS INC
filed 2016-03-11
CIK 1000298

Use these links to rapidly review the document
TABLE OF CONTENTS1
TABLE OF CONTENTS2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☒

As of June 30, 2015, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $143.5 million, based on the closing sales price of common stock on the NYSE MKT on June 30, 2015. For purposes of the calculation only, all directors and executive officers and beneficial holders of more than 10% of the stock of the registrant have been deemed affiliates. There were 12,178,250 shares of common stock outstanding as of March 4, 2016.

IMPAC MORTGAGE HOLDINGS, INC.
2015 FORM 10-K ANNUAL REPORT

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

Forward-Looking Statements

           This report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, some of which are based on various assumptions and events that are beyond our control, may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "likely," "should," "could," "seem to," "anticipate," "plan," "intend," "project," "assume," or similar terms or variations on those terms or the negative of those terms. The forward-looking statements are based on current management expectations. Actual results may differ materially as a result of several factors, including, but not limited to the following: failure to achieve the benefits expected from the acquisition of the CCM operations, including an increase in origination volume generally, increase in each of our origination channels and ability to successfully use the marketing platform to expand volumes of our other loan products; successful development, marketing, sale and financing of new and existing financial products, including expansion of non-Qualified Mortgage originations and conventional and government loan programs; legal and other risks related to new financial products; ability to successfully diversify our financial products; volatility in the mortgage and consumer financial industry; unexpected interest rate fluctuations and margin compression; our ability to manage personnel expenses in relation to mortgage production levels; our ability to successfully use warehousing capacity; increased competition in the mortgage lending industry by larger or more efficient companies; issues and system risks related to our technology; ability to successfully create cost and product efficiencies through new technology; more than expected increases in default rates or loss severities and mortgage related losses; ability to obtain additional financing, through lending and repurchase facilities, debt or equity funding, strategic relationships or otherwise; the terms of any financing, whether debt or equity, that we do obtain and our expected use of proceeds from any financing; increase in loan repurchase requests and ability to adequately settle repurchase obligations; failure to create brand awareness; the outcome, including any settlements, of litigation or regulatory actions pending against us or other legal contingencies; and our compliance with applicable local, state and federal laws and regulations and other general market and economic conditions.

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

Our Company

           We are an established nationwide independent residential mortgage lender. We were founded in 1995 by members of our current management team, who have extensive experience and an established track record of operating our Company through multiple market cycles. We originate, sell and service residential mortgage loans. We primarily originate conventional mortgage loans eligible for sale to U.S. government-sponsored enterprises, or GSEs, including Fannie Mae, Freddie Mac (conventional loans), and government-insured mortgage loans eligible for government securities issued through Ginnie Mae (government loans). We originate and acquire mortgage loans through our Retail, Correspondent and Wholesale origination channels. For the year ended December 31, 2015, we had $9.3 billion in origination volume, a 225% increase over 2014.

           We primarily operate as a residential mortgage lender and are focused on expanding our mortgage lending platform providing conventional and government-insured mortgage loans as well as look to provide innovative products to meet the needs of borrowers not met by traditional conventional and government products. To a lesser extent, we provide real estate services and manage our long-term mortgage portfolio. The real estate service segment was created in 2008 to provide solutions to the distressed mortgage and real estate markets, including loan modifications, real estate disposition, monitoring and surveillance services and real estate brokerage. The long-term mortgage portfolio predominantly includes non-conforming mortgage loans originated between 2002 and 2007, and is decreasing in size from principal pay-downs and default liquidations. Since we are no longer adding new mortgage loans to the long-term mortgage portfolio, the real estate services and long-term mortgage portfolio segments are continuing to decrease and are a smaller component of our overall operating results.

           In January 2015, we and our wholly-owned subsidiary, IMC, entered into an Asset Purchase Agreement with CashCall, Inc. (CashCall) pursuant to which IMC agreed to purchase certain assets and assume certain liabilities of CashCall's residential mortgage operations. CashCall Mortgage (CCM) operates as a centralized call center that utilizes a marketing platform to generate customer leads through the internet and call center loan agents. As a centralized retail call center, loan applications are received and taken by loan agents directly from consumers and through the internet. As a result of the acquisition of CCM, we had a significant increase in our retail direct origination volume. We intend to leverage this same marketing platform to expand volumes of our Nonqualified mortgage (NonQM) products.

           During 2014, we began originating NonQM loans and the predominant amount of the originations has come through our wholesale lending channel. However, we expect the CCM division to increase originations through the retail call center as well as correspondent customers to begin delivering loans that meet our NonQM program guidelines. In conjunction with launching these NonQM products, we established a strategic investor relationship with an institution that provides balance sheet capacity to fund these NonQM loans.

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

           Mortgage Lending—As a nationwide mortgage lender, we are approved to originate and service Fannie Mae, Freddie Mac and Ginnie Mae eligible loans. We primarily originate, sell and service conventional, conforming agency and government insured residential mortgage loans originated or acquired through our three channels: Retail, Correspondent and Wholesale. Our mortgage lending operation generates origination and processing fees, net of origination costs, at the time of origination as well as gains or unexpected losses when the loans are sold to third party investors, including the GSEs and Ginnie Mae. We retain servicing rights from the mortgage originations and earn servicing fees, net of sub-servicer costs, from our mortgage servicing portfolio. From time to time we sell our servicing rights from our servicing portfolio.

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

           In addition to the segments listed above, we also have a corporate segment, which supports all of the operating segments. The corporate segment includes unallocated corporate and other administrative costs as described below.

Recent Developments

           As previously announced, in January 2016, we decided to exercise the option to convert a portion of the convertible notes into common stock, eliminating debt and increasing book value by $20.0 million and saving $375 thousand ($1.5 million on an annualized basis) in quarterly interest payments beginning in April 2016.

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

           The following table presents selected data from our mortgage lending operations for the year ended December 31, 2015 and 2014:

(in millions)	2015	2014	% Change
Originations	$9,259.0	$2,848.8	225%
Servicing Portfolio	3,570.7	2,267.1	58%
Mortgage servicing rights	36.4	24.4	49%

           Our origination volumes increased 225% in 2015 to $9.3 billion as compared to $2.8 billion for the prior year. In 2015, our retail channel achieved the most significant growth as a percentage of total originations. Of the $9.3 billion in total originations, approximately $5.6 billion, or 60%, was originated through the CCM retail channel. In contrast, during 2014, our retail originations contributed only 3% to our total origination volume. However, in 2014, the Company purchased mortgage loans from CashCall, Inc. (prior to the acquisition of their mortgage operations by the Company), as a correspondent customer, contributing approximately $800.0 million in the fourth quarter of 2014.

           Our mortgage servicing portfolio increased in 2015 primarily due to servicing-retained sales of conforming GSE-eligible loans and government-insured loans eligible for Ginnie Mae securities, net of bulk sales of servicing rights. In 2015, we had servicing retained loan sales of $7.2 billion of conforming GSE-eligible loans and issued $1.8 billion of government securities through Ginnie Mae on a servicing retained basis, partially offset by bulk sales of servicing rights totaling $7.3 billion in unpaid principal balance (UPB).

           We have three origination channels to originate or acquire mortgage loans—Retail, Wholesale and Correspondent. Each channel produces similar mortgage loan products and applies similar underwriting standards.

	For the year ended December 31,
(in millions)	2015	%	2014	%
Originations by Channel:
Retail	$5,571.8	60%	$80.3	3%
Correspondent	2,238.0	24%	2,169.6	76%
Wholesale	1,449.2	16%	598.9	21%

Total originations	$9,259.0	100%	$2,848.8	100%

           Retail—Beginning in January 2014, we originated retail loans using a centralized approach through our call center. As discussed previously, in January 2015, we acquired certain assets of CCM. CCM, a leading direct-to-consumer originator based in Orange, California, utilizes a high-volume, rapid turn time funding model with a focus on providing exceptional customer service. CCM has proven expertise in multifaceted and other mass media marketing and we believe will further diversify IMC's origination channels and capabilities. The acquisition of CCM's residential lending platform added a centralized retail call center to IMC's current business-to-business origination channels and provides additional capacity to process increased origination volumes of expanded products including our non-QM loan programs and government insured Ginnie Mae programs, while profitably creating servicing assets for IMC.

           When loans are originated on a retail basis, the origination documentation is completed inclusive of customer disclosures and other aspects of the lending process and funding of the transaction is completed internally. Our call center representatives contact borrowers through either inbound or outbound marketing campaigns sourced from purchase-money and refinance mortgage leads, including leads sourced from customer referrals and retention of customers in the servicing portfolio that are seeking to refinance or purchase a property. For the year ended December 31, 2015, we closed $5.6 billion of loans in this origination channel, which equaled 60% of total originations, as compared to $80.3 million or 3% of total originations during 2014 prior to the acquisition of CCM.

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

           Prior to accepting loans from mortgage brokers, each mortgage broker is required to meet our guidelines for minimum experience, credit score and net worth. We also obtain a third-party due diligence report for each prospective broker that verifies licensing and provides information on any industry sanctions that might exist. In addition, each mortgage broker is required to sign our broker agreement that contains certain representations and warranties from the brokers. For the year ended December 31, 2015, we closed loans totaling $1.4 billion in this origination channel, which equaled 16% of total originations, as compared to $598.9 million or 21% of total originations during 2014.

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

           In our correspondent channel, the correspondent seller originates and closes the loan. After the loan is originated, the correspondent seller provides the needed documentation and information to us to review and determine if it meets our underwriting guidelines. The loan is acquired by us only after we approve it for purchase. We focus on customer service for our clients by facilitating prompt review by our due diligence team, providing bid pricing on both newly originated and seasoned portfolios, enabling clients to deliver one loan at a time on a flow basis and providing clients with expedited funding timelines. We purchase conventional loans eligible for sale to the GSEs and government-insured loans eligible for Ginnie Mae securities. For the year ended December 31, 2015, we closed loans totaling $2.2 billion in the correspondent origination channel, which equaled 24% of total originations, compared to $2.2 billion or 76% of total originations during 2014. Although correspondent volume was virtually flat from 2014 to 2015, we were able to maintain the volume in our correspondent channel despite shifting the CCM volume from a correspondent customer in 2014, to retail originations in 2015, as a result of the acquisition. As previously discussed, Correspondent purchases from CashCall's mortgage division were approximately $800.0 million in the fourth quarter of 2014.

           Since 2011, we have provided loans to customers predominantly in the Western U.S. with California, Washington and Arizona comprising 83% of originations in 2015. Currently, we provide nationwide lending with our retail call center and correspondent sellers and mortgage brokers.

Originations

           Our loan products primarily include conventional loans eligible for sale to Fannie Mae and Freddie Mac and loans eligible for government insurance (government loans) by Federal Housing Administration (FHA), Veteran's Administration (VA) and U.S. Department of Agriculture (USDA) and also NonQM. We have enhanced our product offering to include more loan products less sensitive to changing interest rates, including FHA 203(k), a home improvement loan that provides the borrower funds to make renovations, intermediate Adjustable Rate Mortgages and GSE and government-insured loan programs such as Home Affordable Refinance Program (HARP) loans which help timely paying borrowers to refinance into a loan with a lower interest rate despite the loan balance being greater than the estimated fair value of their home. We believe that these loan products will prepay at a slower rate as compared to other products. By retaining these loan products in our servicing portfolio, we expect to maintain a less volatile mortgage servicing portfolio.

           We believe there is an underserved mortgage market for borrowers with good credit who may not meet the new qualified mortgage (QM) guidelines set out by the Consumer Financial Protection Bureau (CFPB). During 2014, we rolled out and began originating NonQM loans. As the demand by consumers for the NonQM product grows we expect the investor appetite will increase for the NonQM mortgages. The predominant amount of the early originations came through our wholesale lending channel. Our correspondent customers began delivering loans that meet our NonQM program guidelines during the third quarter of 2015. We have established strict lending guidelines, including determining the prospective borrowers' ability to repay the mortgage, which we believe will keep delinquencies and foreclosures at acceptable levels. In conjunction with launching these NonQM products we established a strategic investor relationship which provides us with an exit strategy for these nonconforming loans.

           The following table indicates the breakdown of our originations by loan type for the periods indicated:

	For the year ended December 31,
(in millions)	2015	%	2014	% Change
Originations by Loan Type:
Government	$1,805.5	19%	$817.8	121%
Conventional	7,270.8	79%	1,947.7	273%
Other (1)	182.7	2%	83.3	119%

Total originations	$9,259.0	100%	$2,848.8	225%

(1)
Includes $132.4 million of NonQM mortgages originated during the year ended December 31, 2015.

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

           The following table indicates the breakdown of our loan sales to GSEs, issuance of Ginnie Mae securities and loans sold to investors on a whole loan basis for the periods as indicated:

	For the year ended December 31,
(in millions)	2015	2014
Fannie Mae	$5,434.3	$892.4
Freddie Mac	1,793.0	992.8
Ginnie Mae	1,770.6	790.0

Total servicing retained sales	8,997.9	2,675.2
Other (servicing released)	173.5	70.8

Total loan sales	$9,171.4	$2,746.0

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

           During 2015, the mortgage servicing portfolio increased to $3.6 billion as of December 31, 2015 from $2.3 billion at the end of 2014, generating gross servicing fees of $10.1 million, and $6.7 million in 2015 and 2014, respectively. We also sell servicing rights to fund the expansion of origination volumes resulting in a decrease in our servicing portfolio. We may continue to monetize servicing rights as needed in the future. Furthermore, the value of mortgage servicing rights are affected by increases and decreases in mortgage interest rates. Therefore, volatility in mortgage rates generally causes volatility in the value of mortgage servicing rights.

Risk Management

  Underwriting

           We primarily originate residential first mortgage loans for sale that conform to the respective underwriting guidelines established by Fannie Mae, Freddie Mac, FHA, VA and USDA. Our mortgage loans are underwritten individually on a loan-by-loan basis. Each mortgage loan originated from our retail and wholesale channel are underwritten by one of our in-house loan underwriters or by a third party contract underwriter using our underwriting guidelines. Each mortgage loan originated from our correspondent channel is reviewed internally or by a third party underwriting company to determine if the borrower meets our underwriting guidelines.

           Our criteria for underwriting generally include, but are not limited to, full documentation of borrower's income, assets, other relevant financial information, the specific agency's eligible loan-to-value ratios (LTV), borrower's debt-to-income ratio and full appraisals when required. Variances from any of these standards are permitted only to the extent allowable under the specific program requirements. Our underwriting procedures for all retail and wholesale loans require the use of a GSE automated underwriting systems (AUS). Our underwriting procedures for all correspondent loans that have been originated by a correspondent seller includes a third party file review including verification that the borrower's credit and the collateral meets our applicable program guidelines and an appropriate AUS report has been completed. They also verify the loan is compliant with regulatory guidelines, including the ability to repay. In addition, the third-party performs pre-funding quality control procedures prior to our acquisition of the loan. Management reviews the reports prior to the acquisition of any correspondent loan.

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

           Our risk management committee, comprised of senior management, meets monthly to identify, monitor, measure and mitigate key risks in the organization. The committee's responsibilities, sometimes delegated to subcommittees, include monitoring the hedging positions and its effectiveness in mitigating interest rate risk, status of aged unsold loans, status of loans on the warehouse lines, the review of quality control reports, review of servicing portfolio and loan performance and the adequacy of the repurchase reserve and methodology.

  Hedging

           We are exposed to interest rate risks relating to our mortgage lending operations. We use derivative instruments to manage some of our interest rate risk. However, we do not attempt to hedge interest rate risk completely. Our strategy is to mitigate the market and interest rate risk from loan originations by either selling newly originated loans to GSEs or issuing Ginnie Mae mortgage-backed securities. We typically attempt to sell our mortgage loans within 10 to 20 days from acquisition or origination.

           We enter into interest rate lock commitments, or IRLCs, and commitments to sell mortgages to help mitigate some of the exposure to the effect of changing interest rates on our mortgage lending operation. We actively manage the IRLCs and uncommitted mortgage loans held for sale on a daily basis. To manage the risk, we utilize forward sold Fannie Mae and Ginnie Mae mortgage-backed securities, known as to-be-announced mortgage-backed securities (TBA MBS or Hedging Instruments), to hedge the fair value changes associated with changes in interest rates.

           We are also exposed to interest rate risk associated with our mortgage servicing portfolio. Changes in interest rates affect the value of mortgage servicing rights on our consolidated balance sheets. To help manage the risk, in the fourth quarter of 2015, we began to use TBA MBS securities to hedge a portion of the fair value changes associated with changes in interest rates.

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

           Historically, we securitized mortgage loans in the form of collateralized mortgage obligations, or CMOs, which were consolidated and accounted for as secured borrowings for financial statement purposes. Securitized mortgages in the form of real estate mortgage investment conduits, or REMICs, were either consolidated or unconsolidated depending on the design of the securitization structure. We consolidated the variable interest entity, or VIE, as the primary beneficiary of the sole residual interest in each securitization trust where we also performed the master servicing. Amounts consolidated were included in trust assets and liabilities as securitized mortgage collateral, real estate owned, derivative assets, securitized mortgage borrowings and derivative liabilities in the accompanying consolidated balance sheets. At December 31, 2015, our residual interests in securitizations (represented by the difference between total trust assets and total trust liabilities) decreased to $14.2 million, compared to $17.2 million at December 31, 2014.

           Since 2007, we have not added any mortgage loans to our long-term mortgage portfolio.

           For additional information regarding the long-term mortgage portfolio refer to Item 7. "Management's Discussion and Analysis of Financial Condition," and Note 14. "Securitized Mortgage Trusts" in the notes to the consolidated financial statements.

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

           The function of a master servicer includes collecting loan payments from loan servicers and remitting loan payments, less master servicing fees receivable and other fees, to a trustee or other purchaser for each series of mortgage-backed securities or mortgages master serviced. In addition, as master servicer, we monitor compliance with the servicing guidelines and perform or contract with third parties to perform all functions not adequately performed by any loan servicer. The master servicer is also required to advance funds, or cause the loan servicers to advance funds, to cover principal and interest payments not received from borrowers depending on the status of their mortgages, but only to the extent that it is determined that such advances are recoverable either from the borrower or from the liquidation of the property. Master servicing fees are generally 0.03% per annum on the collected unpaid principal balance of the mortgages serviced. As a master servicer, we also earn income or incur expense on principal and interest payments received from borrowers until those payments are remitted to the investors of those mortgages. Fees from the master servicing portfolio have declined significantly due to a decrease in principal balances since the end of 2008, which in turn affects the amount we earn on balances held in custodial accounts. At December 31, 2015, we were the master servicer for approximately 25,600 mortgages with an unpaid principal balance of approximately $6.7 billion of which $1.4 billion of those loans were 60 or more days delinquent. At December 31, 2015, we were also the master servicer for unconsolidated securitizations (included in the total master servicing portfolio above) totaling approximately $805 million in unpaid principal balance of which $306 million of those loans were 60 or more days delinquent. Fees earned from master servicing are separate from those earned from mortgage servicing which are generated from servicing rights from new originations since 2011.

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

           At our corporate headquarters in Irvine, California, we occupy office space under our lease agreement. In January 2016, an amendment to our lease became effective modifying certain terms as well as extending the lease to 2024. The modification of the lease effectively eliminates the shortfall we were recording as lease impairment attributable to the office space we were subletting associated with our previously discontinued operations.

           The corporate segment also includes debt expense related to the Convertible Notes due in 2018 and 2020 as well as capital leases. Debt service expense is not allocated to the mortgage lending, real estate services or long-term mortgage portfolio segments. We have taken advantage of very low financing rates and entered into capital lease arrangements to finance the purchase of equipment, mostly computer equipment, used in all three segments. The interest expense associated with the capital leases is not allocated and remains in this segment.

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

           In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act is a sweeping overhaul of the financial regulatory system. The Dodd-Frank Act has increased, and will continue to increase, regulation of the mortgage industry, including: generally prohibiting lenders from making residential mortgage loans unless a good faith determination is made of a borrower's creditworthiness based on verified and documented information; requiring the CFPB to enact regulations to help assure that consumers are provided with timely and understandable information about residential mortgage loans that protect them against unfair, deceptive and abusive practices; and requiring federal regulators to establish minimum national underwriting guidelines for residential mortgages that lenders will be allowed to securitize without retaining any of the loans' default risk.

           Our mortgage lending operations is an approved Housing and Urban Development (HUD) lender, a Ginnie Mae approved issuer and servicer and an approved seller/servicer of Fannie Mae and Freddie Mac. As such, we are required to submit annually to Fannie Mae, Freddie Mac, and HUD, as applicable, audited financial statements, or the equivalent, according to the financial reporting requirements of each regulatory entity for its sellers/servicers. The Company's affairs are also subject to examination by Fannie Mae, Ginnie Mae, Freddie Mac, HUD, CFPB and state regulatory agencies at any time to assure compliance with applicable regulations, policies and procedures. Also refer to "Regulatory Risks" under Item 1A. Risk Factors for a further discussion of regulations that may affect us.

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

Employees

           As of December 31, 2015 and 2014, we had a total of 564 and 298 employees, respectively. The increase in employees was primarily due to the aforementioned acquisition of CCM during the first quarter of 2015. Management believes that relations with our employees are good. We are not a party to any collective bargaining agreements.

ITEM 1A. RISK FACTORS

           Some of the following risk factors relate to a discussion of our assets. For additional information on our asset categories refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as the accompanying notes to the consolidated financial statements.

Risks Related To Our Businesses

Our long-term success is primarily dependent on our ability to increase the profitability of our mortgage originations.

           We believe that a key driver of growth of our profitability will be increasing the profitability of our mortgage originations. Our success is dependent on many factors, some of which we can control and others we cannot, such as the documentation and data capture technology, increasing our loan origination operational capacities, incorporating CashCall mortgage operations into our systems, increasing our mortgage origination efficiencies, attracting qualified employees, ability to maintain our approvals with Fannie Mae, Freddie Mac, Ginnie Mae and other investors, ability to increase our mortgage servicing portfolio, the ability to obtain adequate warehouse borrowing capacity, the ability to adequately maintain loan quality and manage the risk of losses from repurchases, the changing regulatory environment for mortgage lending and the ability to fund our originations.

           If we are unable to generate net earnings from our mortgage lending operations and real estate services and cash flows from our mortgage portfolio, we may be unable to satisfy our future operating costs and liabilities, including repayment of our debt obligations.

Mortgage market conditions have had and may continue to have a material adverse effect on our earnings and financial condition.

           Our results of operations are materially affected by conditions in the mortgage and real estate markets, the financial markets and the economy generally. Beginning in 2007, the mortgage industry and the single-family residential housing markets were adversely affected as home prices declined and delinquencies and defaults significantly increased. Borrowers found it difficult to refinance due to home price depreciation and lenders tightened their underwriting guidelines, which led to further increases in defaults and credit losses. During 2013, 2014 and into 2015, although housing prices rebounded in parts of the U.S., the Company continued to be negatively affected. As a result, non-conforming mortgage loans have not performed up to historical expectations, and the fair value of non-conforming mortgage loans deteriorated. This, in turn, previously resulted in declining revenues and increased expenses associated with the long-term mortgage portfolio, including increases in loan losses and impairment charges, losses sustained in the operation of real estate properties acquired in foreclosure proceedings and foreclosure related professional fees. These factors previously led to deterioration in the quality of the Company's long-term mortgage portfolio, as evidenced by the delinquencies, foreclosures and credit losses.

           The disruption in the capital markets and secondary mortgage markets has also reduced liquidity and investor demand for mortgage loans and mortgage-backed securities, while yield requirements for these products have increased. Continuing concerns about the declining real estate market, as well as inflation, energy costs, mortgage compliance, geopolitical issues and the availability and cost of credit, have contributed to increased volatility and diminished expectations for the mortgage markets going forward. The mortgage market has been severely affected by changes in the lending landscape and there is no assurance that these conditions have stabilized or that they will not worsen. These unprecedented disruptions and deterioration of the mortgage market have had, and may continue to have, an adverse effect on the Company's results of operations and financial condition.

           As a result of tightening of credit guidelines in the overall mortgage market, a decline in financed real estate transactions, volatile interest rates, current economic conditions, the extremely difficult and complex mortgage and credit regulatory environment and other factors it is projected by some mortgage organizations that mortgage originations during 2016 may be at lower volumes than 2015. As a result we may experience reduced volumes, thereby reduced income unless we are able to garner a greater market share of originations or sufficiently reduce costs. In addition, volatility in mortgage interest rates could cause volatility in the value of our mortgage servicing rights, resulting in volatile or adverse financial results.

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

If we are unable to satisfy our debt obligations or to meet or maintain the necessary financial covenant requirements with lenders or satisfy, or obtain waivers from, the continuing covenants, this could have a material adverse effect on our financial condition and results of operations.

           We have incurred a significant amount of debt and may in the future enter into additional debt obligations. We have issued $25.0 million Convertible Promissory Notes due May 2020, entered unto a Loan Agreement for a term loan in the aggregate principal amount of $30.0 million due December 2016 (which may be extended at the lender's discretion) and have Trust Preferred Securities with an outstanding balance of $8.5 million and Junior Subordinated Notes with an outstanding principal balance of $62.0 million at December 31, 2015. Furthermore, we primarily fund our mortgage originations through warehouse facilities with third-party lenders which are secured by and used to fund residential mortgage loans until such loans are sold. Our ability to make scheduled payments on our debt obligations depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt. If we are unable to generate cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be unfavorable to us or highly dilutive, any of which may be material to the holders of our common stock. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could have a material adverse effect on our financial condition and results of operations.

           Furthmore, our warehouse facilities contain covenants, including requirements to maintain a certain minimum net worth, liquidity, litigation judgment thresholds, debt ratios, profitability levels and other customary debt covenants. A breach of the covenants can result in an event of default under these facilities and as such allows the lender to pursue certain remedies, which may constitute a cross default under other agreements.

Our hedging strategies implemented by our mortgage lending operations may not be successful in mitigating our risks associated with the market movement of interest rates.

           We use various derivative financial instruments to provide a level of protection against interest rate risks in our mortgage lending operations, but no hedging strategy can protect us completely. When interest rates change, we expect to record a gain or loss on derivatives which would be offset by an inverse change in the value of mortgage loans held for sale, our held mortgage servicing rights and interest rate lock commitments. We cannot assure you, however, that our use of derivatives will offset the risks related to changes in interest rates. There have been periods, and it is likely that there will be periods in the future, during which we will not have offsetting gains or losses in mortgage loans, mortgage servicing rights and interest rate lock commitment values after accounting for our derivative financial instruments. The derivative financial instruments we select may not have the effect of reducing our interest rate risk. In addition, the nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed strategies, improperly executed and recorded transactions or inaccurate assumptions could actually increase our risk and losses. In addition, hedging strategies involve transaction and other costs. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses.

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

           In 2015, we expanded our business through the acquisition of CCM. Our ability to realize the anticipated benefits of this acquisition depends, in part, on our ability to integrate the CCM platform and business with our business. The process of integrating the platform may disrupt our business and may not result in the full benefits expected. The risks associated with acquisitions include, among others:

  •
  unanticipated issues in integrating information, communications and other systems;

  •
  unanticipated incompatibility of purchasing, logistics, marketing and administration methods;

  •
  direct and indirect costs and liabilities;

  •
  not retaining key employees;

  •
  the diversion of management's attention from ongoing business concerns; and

  •
  the inability to make contingent consideration payments to the seller due to lack of cash or the ability to borrow the needed cash, which could result in a default to the seller.

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

If our goodwill and other intangible assets become impaired, we may be required to record a significant charge to earnings.

           We may be required to record a significant charge to earnings in our financial statements should we determine that our goodwill, other intangible assets are impaired. Such a charge might have a significant impact on our financial position and results of operations.

           As required by accounting rules, we review our goodwill for impairment at least annually as of December 31 or more frequently if facts and circumstances indicate that it is more likely than not that the fair value of a reporting unit that has goodwill is less than its carrying value. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill might not be recoverable include declines in the Company's profitability, a significant decline in projections of future cash flows and lower future growth rates in our industry. As of December 31, 2015, the Company had approximately $104.9 million of goodwill and $30.0 million of intangible assets, which could be subject to impairment.

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

           The market price of our securities has been volatile. We cannot guarantee that a consistently active trading market for our securities will continue. In addition, there can be no assurances that such markets will continue or that any shares which may be purchased may be sold without incurring a loss. Any such market price variation of our shares may not necessarily bear any relationship to our book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for the shares in the future. The market price of our securities is likely to continue to be highly volatile and could be significantly affected by factors including:

  •
  unanticipated fluctuations in our operating results;

  •
  general market and mortgage industry conditions;

  •
  mortgage and real estate fees;

  •
  delinquencies and defaults on outstanding mortgages;

  •
  loss severities on loans and REO;

  •
  prepayments on mortgages;

  •
  the regulatory environment and results of our mortgage originations;

  •
  mark to market adjustments related to the fair value of loans held- for-sale, mortgage servicing rights, long-term debt and derivatives;

  •
  interest rates; and

  •
  litigation.

           During 2015, our common stock reached an intra-day high sales price of $29.85 on May 5, 2015, and an intra-day low sales price of $6.18 on January 2, 2015. As of March 4, 2016, our stock price closed at $14.06 per share. In addition, significant price and volume fluctuations in the stock market have particularly affected the market prices for the securities of mortgage companies such as ours. Furthermore, general conditions in the mortgage industry may adversely affect the market price of our securities. These broad market fluctuations have adversely affected and may continue to adversely affect the market price of our securities. If our results of operations fail to meet the expectations of security analysts or investors in a future quarter, the market price of our securities could also be materially adversely affected and we may experience difficulty in raising capital.

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

           As of February 25, 2016, Todd M. Pickup and Richard H. Pickup and their respective affiliates beneficially owned approximately17.2% and 21.7%, respectively, of our outstanding common stock. Their beneficial ownership includes 465,116 shares and 639,535 shares of our Company's common stock that Todd Pickup and Richard Pickup, respectively, has the right to acquire at any time by converting the outstanding principal balance of Convertible Notes Due 2020, at the initial conversion price of $21.50 per share. These stockholders could exercise significant influence over our Company. Such ownership may have the effect of control over substantially all matters requiring stockholder approval, including the election of directors. Furthermore, such ownership and control may have the effect of delaying or preventing a change in control of our Company, impeding a merger, consolidation, takeover or other business combination involving our Company or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our Company. We do not expect that these stockholders will vote together as a group. In addition, sales of significant amounts of shares held by these stockholders, or the prospect of these sales, could adversely affect the market price of our common stock.

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

           For example, the Consumer Financial Protection Bureau has implemented rules with strict residential mortgage loan underwriting standards as called for in the Dodd-Frank Act. The Act imposes significant liability for violation of those underwriting standards, and offer certain protection from that liability only for loans that comply with tight limitations and that do not contain certain alternative features (like balloon payments or interest only provisions). Those requirements and subsequent changes may affect our ability to originate residential mortgage loans or the profitability of those operations.

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

New products that we may offer may expose us to liability.

           We originate and acquire various types of residential mortgage products to consumers and our customers. During the third quarter of 2014, we began to offer non-Qualified Mortgage loan products being marketed as NonQM, which, unlike Qualified Mortgages, do not benefit from a presumption that the borrower has the ability to repay the loan. We understand that these types of products may be new in today's marketplace and while we have taken great steps to try and mitigate any exposure and insure that we have made a reasonable determination that the borrowers will have the ability to repay the loan, this type of product does have increased risk and exposure to litigation and claims of borrowers. If, however, we were to make a loan as to which we did not satisfy the regulatory standards for ascertaining the borrower's ability to repay the loan, the consequences could include giving the borrower a defense to repayment of the loan, which may prevent us from collecting interest and principal on that loan. If we have sold the loan or the servicing of the loan, this may violate the representations and warranties we made in such a sale and impose upon us an obligation to repurchase the loan. In addition, if we expand our products beyond residential mortgages to other types of consumer lending products we may run the risk of sharing greater risk both to consumers and regulators.

Our loss of approvals with, or the potential limitation or wind-down of, the role Ginnie Mae, Fannie Mae and Freddie Mac play in the residential mortgage-backed security (MBS) market could adversely affect our business, operations and financial condition.

           We originate loans eligible for sale to Fannie Mae, Freddie Mac, government insured or guaranteed loans, such as FHA, VA and USDA loans, and loans eligible for Ginnie Mae securities issuance. We also service loans sold to the GSEs and other investors. We believe that having the ability to both sell loans directly to these agencies and issue Ginnie Mae securities gives us an advantage in the overall mortgage origination market. In 2008, the GSEs were placed in a conservatorship by the U.S. government. The government may eliminate over time the role of the GSEs in guaranteeing mortgages and purchasing mortgage loans, as well as proposals to implement reforms relating to borrowers, lenders, and investors in the mortgage market, including reducing the maximum size of a loan that the GSEs can purchase, phasing-in a minimum down payment requirement for borrowers, changing underwriting standards, and increasing accountability and transparency in the securitization process. There have been discussions concerning the ability or right of the GSEs to limit the amount of loans a company can sell to them based upon the company's net worth. This could negatively impact our growth.

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

           Additionally, the Dodd-Frank Wall Street Reform and Consumer Protection Act contains the Mortgage Reform and Anti-Predatory Lending Act ("Mortgage Act"), which imposes a number of additional requirements on lenders and servicers of residential mortgage loans, including Impac, by amending certain existing provisions and adding new sections to TILA, RESPA, and other federal laws. This includes the TILA RESPA Integrated Disclosure (TRID) requirements which became effective on October 1, 2015 and imposes new disclosure requirements, fee limitations and timing requirements in most of our loan products. The Mortgage Act also broadly prohibits unfair, deceptive or abusive acts or practices, and knowingly or recklessly providing substantial assistance to a covered person in violation of that prohibition. The penalties for noncompliance with any of these laws are also significantly increased by the Mortgage Act, which could lead to an increase in lawsuits against mortgage lenders and servicers.

Non-conforming mortgage loans may expose us to a higher risk of delinquencies, regulatory risks, foreclosures and losses adversely affecting our earnings and financial condition.

           Our NonQM production and our long-term mortgage portfolio include non-conforming single-family and multifamily mortgage loans. These are mortgages that generally did not qualify for purchase by government-sponsored agencies such as Fannie Mae and Freddie Mac. The performance of the long-term mortgage portfolio has been negatively affected by the losses from these mortgages. Credit risks associated with all these mortgages may be greater than those associated with conforming mortgages. Mortgages made to these borrowers generally entail a higher risk of delinquency and higher losses than mortgages made to borrowers who utilize conventional mortgage sources. Delinquency, foreclosures and losses generally increase during economic slowdowns or recessions. The actual risk of delinquencies, foreclosures and losses on mortgages made to these borrowers are higher under current economic conditions than those in the past. Additionally, the combination of different underwriting criteria and higher rates of interest leads to greater risk, including higher prepayment rates and higher delinquency rates and /or credit losses. These also include loans that are interest only. If there is a decline in real estate values, as previously seen, borrowers may default on these types of loans since they have not reduced their principal balances, which, therefore, could exceed the value of their property. In addition, a reduction in property values would also cause an increase in the loan-to-value (LTV) ratio for that loan which could have the effect of reducing the value of the property collateralized by that loan, reducing the borrowers' equity in their homes to a level that would increase the risk of default.

The Company has deferred tax assets that it may not be able to use under certain circumstances.

           We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Our deferred tax assets, net of valuation allowances, totaled approximately $24.4 million at December 31, 2015. Significant judgment is required in determining our provision for income taxes. We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. If we are unable to generate sufficient future taxable income, if there is a material change in the actual effective tax rates, if there is a change to the time period within which the underlying temporary differences become taxable or deductible, then we could be required to increase our valuation allowance against our deferred tax assets, which could result in a material increase in our effective tax rate and an adverse impact on future operating results.

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

           At the end of our 2015 taxable year, we had net operating loss (NOL) carry-forwards of approximately $462.0 million for federal income tax purposes and approximately $421.2 million for state income tax purposes. Although, under existing tax rules, we are generally allowed to use those NOL carry-forwards to offset taxable income in subsequent taxable years, our ability to use those NOL carry-forwards to offset income may be severely limited to the extent that we experience an ownership change within the meaning of Section 382 of the Internal Revenue Code. These provisions could also limit our ability to deduct certain losses (built-in losses) we recognize after an ownership change with respect to assets we own at the time of the ownership change. In general, an ownership change, as defined by Section 382, results from transactions increasing ownership of certain stockholders or public groups in our stock by more than 50% over a three-year period. In addition, the generation of taxable income from cancellation of debt may further reduce the NOL. Any limitation on our NOL carry-forwards that could be used to offset taxable income would adversely affect our liquidity and cash flow, as and when we become profitable. We may not generate sufficient taxable income in future periods to be able to realize fully the tax benefits of our NOL carry-forwards. In 2013, the Company enacted a NOL rights plan, approved by stockholders, which is designed to mitigate the risk of losing net operating loss carry-forwards and certain other tax attributes from being limited in reducing future income taxes. The NOL rights plan expires in September 2016. An NOL rights plan does not prevent a change of control transaction but instead strongly discourages it.

Competition in the residential mortgage industry is intense and may adversely affect our business operations and financial performance; the dominance of a limited number of companies may affect our ability to operate and compete effectively.

           Competition in the residential mortgage industry is intense. Plus, the mortgage business has experienced substantial consolidation. Our competitors include banks, thrifts, credit unions, hedge funds, real estate brokerage firms, mortgage brokers, asset management companies, and mortgage banking companies. Several of our competitors enjoy advantages, including greater financial resources and access to capital, a wider geographic presence, more accessible branch office locations, more aggressive marketing campaigns, better brand recognition, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. To compete effectively, we must have a very high level of operational, technological, and managerial expertise, as well as access to capital at a competitive cost. As a result of reduced access to capital, general housing trends, rising delinquencies and defaults and other factors, many mortgage and real estate services firms have recently experienced severe financial difficulty, with some exiting the business or filing for bankruptcy protection, resulting in a consolidation of companies in such industries. The dominance of a limited number of companies have made it difficult to compete effectively, as such it may adversely affect our business operations and financial performance.

We may become, and in some cases are, a defendant in lawsuits, some of which may be class action matters, and we may not prevail in these matters.

           Individual and class action lawsuits and regulatory actions alleging improper marketing practices, abusive loan terms and fees, disclosure violations and other matters are risks faced by all mortgage originators. We are a defendant in purported class actions pending in different states and could be named in other matters. Some of the actions allege generally that the loan originator (whether or not Impac) improperly charged fees in violation of various state lending or consumer protection laws in connection with mortgages that we acquired while others allege that our lending or servicing practice was a statutory violation, an unlawful business practice, an unfair business practice or a breach of a contract. They generally seek unspecified compensatory damages, punitive damages, pre- and post-judgment interest, costs and expenses and rescission of the mortgages, as well as a return of any improperly collected fees. We are subject to a purported class action lawsuit relating to the tender of our preferred stock that is seeking cumulative dividends, unpaid dividends, certain restrictions on our actions, including the ability to pay common stock dividends and the election of two directors by the preferred holders. We will incur defense costs and other expenses in connection with the lawsuits, and we cannot assure you that the ultimate outcome of these or other actions will not have a material adverse effect on our financial condition or results of operations. In addition to the expense and burden incurred in defending any of these actions and any damages that we may suffer, our management's efforts and attention may be diverted from the ordinary business operations in order to address these claims. We may also issue shares of common stock to settle outstanding obligations and liabilities which could also affect the market price of our common stock. Plus, we may be deemed in default of our warehouse lines if a judgment for money that exceeds specified thresholds is rendered against us. If the final resolution of this litigation is unfavorable to us in any of these actions, our financial condition, results of operations and cash flows might be materially adversely affected.

Representations and warranties made by us in our loan sales and securitizations may subject us to liability.

           In connection with our loan sales to third parties and our prior securitizations, we transferred mortgages acquired and originated by us to third parties or, to a lesser extent, into a trust in exchange for cash and, in the case of a securitized mortgage, residual certificates issued by the trust. The trustee, purchaser, bondholder, guarantor or other entities involved in the issuance of the securities (which may include bond insurers) may have recourse to us with respect to the breach of the representations, and warranties made by us at the time such mortgages are transferred or when the securities are sold. Those representations and warranties may include, but are not limited to, issues such as the validity of the lien, the absence of liens or delinquent taxes, the validity of the appraisal obtained in conjunction with the loan, the truthfulness of information used in the loan approval process, the loans compliance with all local, state and federal laws, the delivery of all documents required to perfect title to the lien, the loan meeting all underwriting criteria and the selection process used to include the loans in any particular transaction. We attempt to limit the potential recourse from such purchasers by seeking remedies from correspondent sellers and wholesale brokers who originated the mortgages if we did not originate the loan. However, many of the entities we acquired loans from in the past are no longer in business or may not be able to financially cover the losses. Furthermore, if we discover, prior to the sale or transfer of a loan, that there is any fraud or misrepresentation with respect to the mortgage and the originator fails to repurchase the mortgage, then we may not be able to sell the mortgage or we may have to sell the mortgage at a discount. Changes in the timing, processes and procedures of our primary investors review of loans which they purchase from us may affect the number of loans that are rejected, the timing of our loan sales, or the frequency of repurchase demands issued to us. Also, similar changes by mortgage insurers who agree to insure loans may also affect the frequency and timing of our loan sales. As a result, the effectiveness of our loan sales, our repurchase reserves and our profitability may be affected as we may have to sell loans at a discount.

Litigation in the mortgage industry related to securitizations against issuers, sellers, servicers, originators, underwriters and others may adversely affect our business operations.

           As defaults, delinquencies, foreclosures, and losses in the real estate market continue, there have been lawsuits by various investors, insurers, underwriters and others against various participants in securitizations, such as sponsors, depositors, underwriters, servicers and loan sellers. Some lawsuits have alleged that the mortgage loans had origination defects, that there were misrepresentations made about the mortgage loans and that the parties failed to properly disclose the quality of the mortgage loans or repurchase defective loans wherein servicing standards were not maintained or that there were other misrepresentations or false representations. There have been claims related to our securitizations contending errors or misrepresentations in the securitization documents or process itself. Historically, we both securitized and sold mortgage loans to third parties that may have been deposited or included in pools for securitizations. We have received notices of claims for indemnification relating to mortgage-backed security bond issues, originated or sold by the Company from Countrywide, UBS, Wilmington Trust, Deutsche Bank, Merrill Lynch, Bank of America and JP Morgan Chase Bank. The claims seek indemnification from claims asserted against them in various actions in which we are not parties. The notices each seek indemnification for all losses, liabilities, damages and legal fees and costs incurred in those actions. We also received demands to cover losses on the purchases of mortgage-backed securities. In connection with these potential claims, we may become subject to litigation related to the securitizations. As a result, we may incur significant legal and other expenses in defending against claims and litigation and we may be required to pay settlement costs, damages, penalties or other charges which could adversely affect our financial results.

A failure in or breach of our technology infrastructure, or the systems operated by our third-party service providers, to protect confidential information of borrowers could damage our reputation and substantially harm our business.

           We, or our third party service providers, maintain certain confidential information relating to our borrowers for mortgage loans. If the information is maintained electronically, we rely on encryption and authentication technology licensed from third parties to effect secure transmission of confidential information, including personal information and credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect customer transaction data. We may also be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems, which could lead to loss of critical data or the unauthorized disclosure of confidential borrower data. The possession and use of personal information in conducting our business subjects us to legislative and regulatory burdens that may require notification to customers of a security breach, restrict our use of personal information and hinder our ability to operate our mortgage lending business. A failure in or breach of the security of our information systems, or those of our service providers, could result in damage to our reputation and harm our business.

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

           Substantially all of our operations are located in Orange County, California. Our systems and operations are vulnerable to damage and interruption from fire, flood, telecommunications failure, break-ins, earthquake and similar events. Our operations may also be interrupted by power disruptions. Furthermore, our security mechanisms may be inadequate to prevent security breaches to our computer systems, including from computer viruses, electronic break-ins and similar disruptions. Such security breaches or operational failures could expose us to liability, impair our operations, result in losses, and harm our reputation.

Our performance may be adversely affected by the performance of parties who service or sub-service our mortgage loans.

           We contract with third parties for the servicing of our mortgage loans in our long-term mortgage portfolio, for which we are the master servicer, and the servicing portfolio in our mortgage lending operations, however we retain primary responsibility to insure the loans are serviced meeting contractual and regulatory requirements. Our operations, performance and liabilities are subject to risks associated with inadequate or untimely servicing. If a servicer defaults or fails to perform to certain standards then this can be deemed to be a default or failure by us to perform those duties or functions. If we, or our sub-servicers, commit a material breach of our obligations as a servicer or master servicer, we may be subject to damages or termination if the breach is not cured within a specified period of time following notice, causing us to lose servicing rights income. In addition, we may be required to indemnify the investor or securitization trustee against losses from any failure by us, as master servicer or on behalf of the sub-servicer, to perform the servicing obligations properly. If, as a result of a servicer or sub-servicer's failure to perform adequately, we were terminated as servicer by an investor, trustee or master servicer, the value of any servicing or master servicing rights held by us could be adversely affected. Also, this could affect the cash flow generated by our servicing rights portfolio.

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

Losses from defaulted loans in our long term mortgage portfolio may be higher than anticipated because we did not obtain mortgage insurance or if the mortgage insurance company is insolvent.

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

           We have also adopted a Tax Benefits Preservations Rights Agreement, also known as an NOL rights plan, pursuant to which each share of common stock also has a "right" attached to it. Although the NOL rights plan was adopted to help preserve the value of certain deferred tax benefits, including those generated by net operating losses, it also has the effect of deterring or delaying an acquisition of the Company by a third party. The rights are not exercisable except upon the occurrence of certain takeover-related events—most importantly, the acquisition by a third party (the "Acquiring Person") of more than 4.99% of our outstanding voting shares. Once triggered, the rights entitle the stockholders, other than the Acquiring Person, to certain "flip-in", "flip-over" and exchange rights. The effect of triggering the rights is to expose the Acquiring Person to severe dilution of its ownership interest, as the shares of common stock of our Company (or any surviving corporation) are offered to all of the stockholders other than the Acquiring Person at a steep discount to their market value. The NOL rights plan expires in September 2016.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

           None.

ITEM 2.    PROPERTIES

           Our primary executive and administrative offices are located at 19500 Jamboree Road, Irvine, California 92612 where we have a premises lease expiring in August 2024. The premises consist of four floors where the Company occupies approximately 210,000 square feet with an initial annual rental rate of $31.20 per square foot, which amount increases every 12 months. As of December 31, 2015, we have subleased approximately 90,000 square feet of our corporate headquarters. We also have an office in Orange, California consisting of approximately 57,200 square feet at an annual rate of $26.05 per square foot..

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

           The legal matters summarized below are ongoing and may have an effect on the Company's business and future financial condition and results of operations:

           On or about April 20, 2011, an action was filed entitled Federal Home Loan Bank of Boston v. Ally Financial Inc., et al., naming IMH Assets Corp, IFC, the Company, and ISAC as defendants. The complaint alleges misrepresentations in the materials used to market mortgage-backed securities that the plaintiff purchased. The complaint seeks damages and attorney's fees in an amount to be established at time of trial. The case was removed to the United States District Court for the District of Massachusetts and on September 30, 2013, the Court granted the Company's motion to dismiss claims against it arising under the Massachusetts Uniform Securities Act. The case remains pending as to other claims against the Company.

           On December 7, 2011, a purported class action was filed in the Circuit Court of Baltimore City entitled Timm, v. Impac Mortgage Holdings, Inc, et al. alleging on behalf of holders of the Company's 9.375% Series B Cumulative Redeemable Preferred Stock (Preferred B) and 9.125% Series C Cumulative Redeemable Preferred Stock (Preferred C) who did not tender their stock in connection with the Company's 2009 completion of its Offer to Purchase and Consent Solicitation that the Company failed to achieve the required consent of the Preferred B and C holders, the consents to amend the Preferred stock were not effective because they were given on unissued stock (after redemption), the Company tied the tender offer with a consent requirement that constituted an improper "vote buying" scheme, and that the tender offer was a breach of a fiduciary duty. The action seeks the payment of two quarterly dividends for the Preferred B and C holders, the unwinding of the consents and reinstatement of the cumulative dividend on the Preferred B and C stock, and the election of two directors by the Preferred B and C holders. The action also seeks punitive damages and legal expenses. The court, on January 28, 2013, dismissed all individual director and officer defendants from the case and further dismissed three of the six causes of action. The remaining causes of action against the Company allege the Preferred B holders did not approve amendments to its Articles Supplementary and the holders thereof seek to recover two quarters of dividends and to elect two members to the Board of Directors of the Company. On November 27, 2013, the court denied the plaintiff's motion to reconsider the court's January 28, 2013 order. The Company and Plaintiffs have filed a motion for summary judgment on the remaining claims and motions are currently pending.

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

           On December 14, 2013, a matter was filed in the US District Court, District of Minnesota, entitled Residential Funding Company, LLC v. Impac Funding Corp. alleging the defendant is responsible for unspecific debts of Pinnacle Direct Funding Corp., as its successor in interest. On April 3, 2014, the plaintiff filed a First Amended Complaint alleging the defendant is responsible for breaches of representations and warranties in connection with certain loan sales from Pinnacle to plaintiff. The plaintiff seeks declaratory relief and unspecified damages. The Company filed a motion for summary judgment, which remains pending.

           On October 28, 2014, an action was filed in the Superior Court of the State of California in Orange County entitled Mallory Hill v. Impac Mortgage Holdings, Inc., Impac Mortgage Corporation et al. In the action Mr. Hill seeks compensatory damages, general damages, treble damages, exemplary damages, an accounting, injunctive relief, attorney's fees and costs for claims based upon a consulting agreement entered into with Mr. Hill, a purported employment relationship entered into with Mr. Hill and other purported claims. The Company filed a motion for summary judgment, which remains pending.

           In October 2011 and November 2012, the Company received letters from Countrywide Securities Corporation (Countrywide), Merrill Lynch, Pierce, Fenner & Smith Incorporated (Merrill Lynch), and UBS

Securities LLC (UBS) claiming indemnification relating to mortgage-backed securities bonds issued, originated or sold by ISAC, IFC, IMH Assets Corp. and the Company. The claims seek indemnification from claims asserted against Countrywide, Merrill Lynch, and UBS in specified legal actions entitled American International Group Inc. v. Bank of America Corp., et al., in the United States District Court for the Southern District of New York and Federal Home Loan Bank of Boston v. Ally Financial, Inc., et al., in the United States District Court for the District of Massachusetts. The notices each seek indemnification for all losses, liabilities, damages and legal fees and costs incurred in those actions. Further related to these claims, the Company received a demand from American International Group (AIG) for claims it purports to have based upon 12 residential mortgage-backed securities it purchased in which the Company was depositor, sponsor, seller and/or originator. AIG contends it has suffered almost $800 million in losses on the securities and contends there were misrepresentations and breaches of representations and warranties regarding the securities. In October 2012, January 2013, and December 2014, Deutsche Bank issued indemnification demands for claims asserted against them in the Superior Court of New York in cases entitled Royal Park Investments SA/NV v. Merrill Lynch, et al. and Dealink Funding Ltd. v. Deutsche Bank and in the Circuit Court for the City of Richmond, Virginia, in a case entitled Commonwealth of VA, et al. v. Barclays Capital Inc, et al. In February of 2013 the Company also received a notice of intent to seek indemnification on behalf of Deutsche Bank AG, Deutsche Bank Securities, Inc., DB Structured Products, Inc., ACE Securities Corp and Deutsche Alt-A Securities, Inc. The claims relates to an action filed against those entities in the Superior Court of New York.

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

ITEM 4.    MINE SAFETY DISCLOSURES

           Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

           Our common stock is currently listed on the NYSE MKT under the symbol "IMH".

           The following table summarizes the high and low sales prices for our common stock for the periods indicated:

	2015			2014
	High	Low	Close	High	Low	Close
First Quarter	12.75	6.18	12.45	7.40	5.71	5.99
Second Quarter	29.85	12.33	19.14	6.14	4.80	4.80
Third Quarter	24.44	13.51	16.35	6.88	4.75	6.32
Fourth Quarter	24.22	15.80	18.00	6.50	4.81	6.20

           On March 4, 2016, the last quoted price of our common stock on the NYSE MKT was $14.06 per share. As of March 4, 2016, there were 204 holders of record, including holders who are nominees for an undetermined number of beneficial owners, of our common stock.

           The Board of Directors of the Company authorizes in its discretion the payment of cash dividends on its common stock, subject to an ongoing review of our profitability, liquidity and future operating cash requirements. We and some of our subsidiaries are subject to restrictions under our warehouse borrowings and long-term debt agreements on our ability to pay dividends if there is an event of default or otherwise. Plus, certain debt arrangements require the maintenance of ratios and contain restrictive financial covenants that could limit our ability, and the ability of our subsidiaries, to pay dividends. The Board of Directors did not declare cash dividends on our common stock during the years ended December 31, 2015 and 2014. We do not expect to declare or pay any cash dividends on our common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

           The following selected consolidated statements of operations data for each of the years in the five-year period ended December 31, 2015 and the consolidated balance sheet data as of the year-end for each of the years in the five-year period ended December 31, 2015 were derived from the audited consolidated financial statements. Such selected financial data should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements starting on page F-1 and with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	For the year ended December 31,
Statement of Operations Data (1): (in thousands, except per share data)	2015	2014	2013	2012	2011
Gain on sale of loans, net	$169,206	$28,217	$55,854	$66,981	$10,989
Real estate services fees, net	9,850	14,729	19,370	21,218	44,093
Servicing income, net and loss on MSRs	(12,496)	(530)	10,807	233	40
Personnel expense	(77,821)	(37,398)	(64,769)	(56,915)	(46,357)
Business promotion	(27,650)	(1,182)	(2,737)	(1,662)	(761)
Accretion of contingent consideration	(8,142)	-	-	-	-
Change in fair value of contingent consideration	45,920	-	-	-	-
Other	(39,944)	(8,853)	(27,604)	(31,111)	(4,312)

Earnings (loss) before income taxes	58,923	(5,017)	(9,079)	(1,256)	3,692
Income tax benefit (expense)	21,876	(1,305)	1,031	(1,248)	(1,041)

Net earnings (loss)	80,799	(6,322)	(8,048)	(2,504)	2,651
Net (loss) earnings attributable to noncontrolling interest	-	-	(136)	(871)	573

Net earnings (loss) attributable to common stockholders	$80,799	$(6,322)	$(8,184)	$(3,375)	$3,224

Earnings (loss) per common share :
Basic	$8.00	$(0.68)	$(0.94)	$(0.42)	$0.41

Diluted	$6.40	$(0.68)	$(0.94)	$(0.42)	$0.39

(1)
Prior to 2015, the statement of operations data and earnings (loss) per common share were reported on a continuing/discontinued basis which have been combined in the table and may not reflect what was previously reported.

	As of December 31,
Balance Sheet Data (1): (in thousands)	2015	2014	2013	2012	2011
Cash and cash equivalents	$32,409	$10,073	$9,969	$12,755	$7,665
Mortgage loans held-for-sale	310,191	239,391	129,191	118,781	61,761
Finance receivables	36,368	8,358	-	-	-
Mortgage servicing rights	36,425	24,418	35,981	10,703	4,141
Securitized mortgage trust assets	4,594,534	5,268,531	5,513,166	5,810,506	5,506,193
Goodwill	104,938	-	-	-	-
Intangible assets, net	29,975	-	-	-	-
Total assets	5,211,317	5,578,572	5,718,325	5,986,588	5,612,040
Warehouse borrowings	$325,616	$226,718	$119,634	$107,604	$58,691
Term financing	30,000	-	-	-	-
Convertible notes	45,000	20,000	20,000	-	-
Contingent consideration	48,079	-	-	-	-
Long-term debt	31,898	22,122	15,871	12,731	11,561
Securitized mortgage trust liabilities	4,580,326	5,251,307	5,502,585	5,794,656	5,479,687
Total liabilities	5,096,827	5,553,616	5,692,454	5,956,745	5,580,943
Total stockholders' equity	114,490	24,956	25,871	29,843	31,097

	For the year ended December 31,
Operating Data: (in millions)	2015	2014	2013	2012	2011
Originations	$9,259.0	$2,848.8	$2,548.4	$2,419.7	$883.2
Servicing Portfolio (2)	3,570.7	2,267.1	3,128.6	1,492.1	605.4
Warehouse Capacity	675.0	415.0	265.0	217.5	87.5

(1)
Prior to 2015, the balance sheet data was reported on a continuing/discontinued basis and may not reflect what was previously reported.
(2)
Represents the unpaid principal balance of loans serviced (UPB).

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

Market Conditions

           The U.S. economy continued its gradual recovery during 2015. Consumer sentiment reached its highest level in over 10 years, despite volatility associated with the impact of falling oil prices and a slowdown in key economies such as China. Labor market conditions, household and business spending continue their modest improvement. The U.S. economy has recovered all the jobs lost during the recession, adding almost 2.73 million jobs in 2015, while total unemployment fell to 5.0 percent in December 2015. Despite stronger economic data in various regions, wage growth, energy prices, credit market volatility, emerging market and geopolitical concerns continue to weigh on investor sentiment. These conditions in combination with fiscal policy and the impact of recent regulatory changes including the on-going implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the heightened regulatory and government scrutiny of financial institutions will continue to impact our results in 2016 and beyond.

           The residential mortgage banking market experienced an interesting year in 2015. Industry loan origination volumes increased by approximately 16% from 2014 levels driven by a surge in refinance activity during the first quarter of 2015 spurred by a drop in mortgage interest rates. During the remainder of 2015, mortgage interest rates fluctuated ending slightly above December 2014 levels with purchase money dominating the origination activity. The mortgage origination market in 2016 is projected to be more challenging than 2015, based on industry forecasts for a rising interest rate environment, smaller origination market, and with still some remaining uncertainty in mortgage servicing market. Additionally, the heightened regulatory environment and on-going implementation of regulatory changes will continue to saddle the mortgage origination market in 2016 with additional compliance costs.

           In the U.S., both economic data and corporate results have been mixed. The U.S. labor market resumed significant job growth during the fourth quarter after experiencing a slow down during the third quarter. In December 2015, the Federal Reserve Board increased short-term interest rates by 25 basis points, the first increase in interest rates since June 2006. Before raising interest rates further, the Federal Reserve Board has indicated that they will continue to evaluate progress toward their objectives of maximum employment and 2% inflation.

Recent Developments

           As previously announced, in January 2016, we decided to exercise the option to convert a portion of the convertible notes into common stock, eliminating debt and increasing book value by $20.0 million and saving $375 thousand ($1.5 million on an annualized basis) in quarterly interest payments beginning in April 2016.

           As part of our efforts to be a market leader in the financial products and services sector, in 2016, we plan to aggressively expand our Non-Qualified Mortgage (NonQM) originations as well as enhance our technology platform. Technology enhancements include our proprietary system called the Impac

Direct Access System for Lending (iDASL). We launched iDASL in 2015 as a NonQM prequalification engine and expect to roll out another version in the near future to provide a fully automated approval process for our NonQM loan products. We are committed to providing technologies in all of our origination platforms with the objective to not only increase customer satisfaction, but also enhance our efficiencies to reduce overall costs and time to close and fund loans.

Selected Financial Results for 2015 and 2014

	For the Three Months Ended			For the Year Ended
	December 31, 2015	September 30, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Revenues:
Gain on sale of loans, net	$36,188	$47,274	$8,749	$169,206	$28,217
Real estate services fees, net	1,978	2,775	3,447	9,850	14,729
Servicing income, net	2,019	2,432	813	6,102	4,586
Loss on mortgage servicing rights	(4,422)	(4,818)	(1,576)	(18,598)	(5,116)
Other	113	(11)	20	397	1,723

Total revenues	35,876	47,652	11,453	166,957	44,139
Expenses:
Personnel expense	20,939	21,315	9,557	77,821	37,398
Business promotion	8,021	10,735	162	27,650	1,182
General, administrative and other	7,509	7,100	4,500	27,988	18,760
Accretion of contingent consideration	2,671	2,424	-	8,142	-
Change in fair value of contingent consideration	(17,697)	(16,897)	-	(45,920)	-

Total expenses	21,443	24,677	14,219	95,681	57,340

Operating income (loss):	14,433	22,975	(2,766)	71,276	(13,201)
Other income (expense):
Net interest income (expense)	(189)	119	797	1,946	1,135
Change in fair value of long-term debt	-	-	(3,590)	(8,661)	(4,014)
Change in fair value of net trust assets	(2,560)	(3,004)	3,222	(5,638)	11,063

Total other income (expense)	(2,749)	(2,885)	429	(12,353)	8,184

Net earnings (loss) before income taxes	11,684	20,090	(2,337)	58,923	(5,017)
Income tax expense (benefit)	975	781	(100)	(21,876)	1,305

Net earnings (loss)	$10,709	$19,309	$(2,237)	$80,799	$(6,322)

Diluted earnings (loss) per share	$0.85	$1.48	$(0.23)	$6.40	$(0.68)

Status of Operations

           As a result of the first quarter 2015 acquisition of the CashCall Mortgage (CCM) operations, 2015 origination volumes increased 225% resulting in a significant increase in gain on sale revenue and a 278% increase in total revenues over 2014. Consequently, operating income, excluding change to the contingent consideration, increased to $33.5 million in 2015 as compared to an operating loss of $13.2 million in 2014. In addition, because of the expected improvements in taxable income in future years, we recognized a $24.4 million deferred tax asset in 2015. Operating income, excluding changes in the contingent consideration (shown below) and the deferred tax benefit, contributed $57.9 million to net earnings in 2015. Our results also included certain fair value adjustments. These included: (i) changes to the contingent consideration adding $37.8 million to net earnings, partially offset by (ii) reductions in fair value of the net assets in the long term mortgage portfolio and long-term debt of $14.3 million. These items are the major components contributing to the $80.8 million in net earnings in 2015.

           Net earnings in 2015 increased to $80.8 million or $6.40 per diluted common share, as compared to a net loss of $(6.3) million or $(0.68) per diluted common share for the year ended 2014. For the quarter ended December 31, 2015, we had net earnings of $10.7 million or $0.85 per diluted common share, as compared to a net loss of $(2.2) million or $(0.23) per diluted common share for the quarter ended December 31, 2014.

           Net earnings (loss) includes fair value adjustments for changes in the contingent consideration, long-term debt and net trust assets. The contingent consideration is related to the CCM acquisition transaction, while the other fair value adjustments are related to our legacy portfolio. These fair value adjustments are non-cash items and are not related to current operating results. Management believes operating income excluding contingent consideration changes and the related accretion is more useful to discuss the ongoing and future operations. The table below shows operating income (loss) excluding these items:

	For the Three Months Ended			For the Year Ended
Operating income (loss) (in thousands)	December 31, 2015	September 30, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Operating income (loss):	$14,433	$22,975	$(2,766)	$71,276	$(13,201)
Accretion of contingent consideration	2,671	2,424	-	8,142	-
Change in fair value of contingent consideration	(17,697)	(16,897)	-	(45,920)	-

Operating (loss) income excluding changes in contingent consideration	$(593)	$8,502	$(2,766)	$33,498	$(13,201)

           Operating income, excluding the changes in contingent consideration, increased to $33.5 million for 2015 as compared to a loss of $(13.2) million for 2014. In the first quarter of 2015, we completed the acquisition of the CCM operations. The increase in operating income in 2015 was primarily due to higher origination volumes and higher margins associated with CCM.

           During the fourth quarter of 2015, which is usually our weakest quarter due to seasonality, operating income, excluding the changes in contingent consideration, improved by $2.2 million over the fourth quarter of 2014, primarily due to an improvement in gain on sale margins. Gain on sale margins increased in 2015, due to the increase in retail volume which earns higher margins than the other origination channels. The increase in retail originations were a result of the CCM acquisition.

           Operating income (loss), excluding the changes in the contingent consideration, decreased to a loss of $(593) thousand in the fourth quarter of 2015 compared to operating income of $8.5 million in the third quarter. This decline was primarily due to a decrease in gain on sale of loans due to a 16% decline in volume combined with an 18 bps decrease in gain on sale margins to 187 bps in the quarter. Offsetting this decline in gain on sale revenue was a $2.7 million decline in marketing expenses in the fourth quarter. With the decline in demand in the fourth quarter for refinance loans associated with normal seasonal declines combined with an increase in mortgage rates, we reduced the amount of television and radio advertising in the fourth quarter.

           The contingent consideration liability represents the estimated fair value of the expected future earn-out payments to be paid to the seller of the CCM operations which was acquired in the first quarter of 2015. In the fourth quarter, similar to the third quarter, we updated assumptions based on current market conditions, resulting in a decline in projected volumes and in turn a lower estimated value of the contingent consideration. As a result, we recorded a change in the fair value of the contingent consideration in the third quarter reducing the contingent consideration liability by $17.7 million over the remaining earn-out period of two years. The reduction in projected volumes is consistent with the recent forecasted declines of the overall market by the Mortgage Bankers Association. Despite the decrease in the contingent consideration, the CCM division remained profitable during 2015 and the long term outlook continues to be positive.

Summary Highlights

  •
  Mortgage lending volumes increase to $9.3 billion in 2015 as compared to $2.8 billion in 2014.

  •
  Mortgage lending volumes decreased in the fourth quarter of 2015 to $1.9 billion from $2.3 billion in the third quarter of 2015 but increased as compared to $1.1 billion in the fourth quarter of 2014.

  •
  Gain on sale of loans, net decreased in the fourth quarter of 2015 to $36.2 million, or 187 basis points (bps) as compared to $47.3 million, or 205 bps, in the third quarter of 2015, and $8.7 million, or 79 bps in the fourth quarter of 2014.

  •
  Mortgage servicing portfolio decreased to $3.6 billion at December 31, 2015 as compared to $6.1 billion at September 30, 2015 and $2.3 billion at December 31, 2014.

  •
  Mortgage servicing rights decreased to $36.4 million at December 31, 2015 as compared to $63.3 million at September 30, 2015 and $24.4 million at December 31, 2014.

  •
  In our long-term mortgage portfolio, the residual interests generated cash flows of $1.0 million in the fourth quarter of 2015 and $5.6 million in 2015, as compared to $1.1 million in the third quarter of 2015 and $9.9 million in 2014.

Mortgage Lending

           As a result of the acquisition of the CCM consumer direct channel in 2015, total originations increased 225% to $9.3 billion as compared to $2.8 billion in 2014. During the fourth quarter of 2015, and consistent with the rest of the market, total originations decreased to $1.9 billion, from $2.3 billion in the third quarter of 2015. However, total originations increased approximately 75% from $1.1 billion in the fourth quarter of 2014.

           Fourth quarter origination volumes declined due to the normal seasonal decline, and implementation of the new TILA-RESPA Integrated Disclosures ("TRID") requirements. Beginning in October 2015, lenders were required to start using new integrated disclosure forms, Loan Estimate and Closing Disclosure, as required by TRID. The new forms and disclosure rules were a significant change to the mortgage lending process. Although the Company was prepared for the implementation of TRID in its consumer direct channel, the Company's business to business customers, who were equipped with lesser resources, experienced longer turn times in closing loans as a result of these new closing demands from TRID.

           During 2015, the mortgage servicing portfolio increased to $3.6 billion as of December 31, 2015, produced net servicing fees of $6.1 million in 2015 as compared to $4.6 million in 2014. The estimated fair value of mortgage servicing rights increased to $36.4 million at December 31, 2015, as compared to $24.4 million at December 31, 2014.

(in millions)	2015	2014	% Change
Originations	$9,259.0	$2,848.8	225%
Servicing Portfolio	3,570.7	2,267.1	58%
Mortgage servicing rights	36.4	24.4	49%

           During 2015, our warehouse borrowing capacity increased from $415.0 million to $675.0 million. At December 31, 2015, we had five warehouse lender relationships. In addition to funding our mortgage loan originations, we also use a portion of our warehouse borrowing capacity to provide re-warehouse facilities to our customers, correspondent sellers and other small mortgage banking companies. During 2015, we increased our outstanding commitments to customers to $119.5 million. The average outstanding balance related to such commitments of the re-warehouse facilities increased to $51.7 million in 2015 as compared to $2.8 million in 2014. By leveraging our re-warehousing division, we hope to increase the capture rate of our approved correspondent sellers business as well as expand our active customer base to include new customers seeking warehouse lines.

           Our loan products primarily include conventional loans for Fannie Mae and Freddie Mac and government loans insured by FHA, VA and USDA.

Originations by Loan Type:

	For the year ended December 31,
(in millions)	2015	2014	% Change
Government (1)	$1,805.5	$817.8	121%
Conventional	7,270.8	1,947.7	273%
Other (2)	182.7	83.3	119%

Total originations	9,259.0	2,848.8	225%
Weighted average FICO (3)	736	722
Weighted average LTV (4)	69.4%	78.1%
Weighted average Coupon	3.87%	4.29%
Avg. Loan size (in thousands)	$293.0	$258.2

(1)
Includes government-insured loans including FHA, VA and USDA.
(2)
Includes $132.4 million of NonQM mortgages originated during 2015.
(3)
FICO—Fair Isaac Company credit score.
(4)
LTV—loan to value—measures ratio of loan balance to estimated property value based upon third party appraisal.

           We expect to continue originating conventional and government-insured loans as we believe that having the ability to sell loans direct to GSEs and issue Ginnie Mae securities gives us a competitive advantage with regard to products, pricing, operational efficiencies and overall recruitment of high quality loan originators.

           To mitigate against any reduced refinance volumes with the eventual expected increase in mortgage rates, we are focusing on opportunities that will create diversity in our revenue streams. Our efforts to expand our NonQM volumes as well as increase our geographic footprint of our originations are part of this strategy. We also believe that there is an opportunity to provide servicing retention services to other third party servicers using our CCM platform to create an additional source of revenue.

Furthermore, we expect to expand lead generation through our internet channel and monetizing our current mortgage leads to diversify our loan product offering. We are moving forward on all of these initiatives in creating growing revenue streams.

	For the year ended December 31,
(in millions)	2015	%	2014	%
Originations by Channel:
Retail	$5,571.8	60%	$80.3	3%
Correspondent	2,238.0	24%	2,169.6	76%
Wholesale	1,449.2	16%	598.9	21%

Total originations	$9,259.0	100%	$2,848.8	100%

           During the year ended December 31, 2015, purchase money transactions increased $784.3 million or 82% as compared to the same period in 2014, despite decreasing as a percentage of total originations. This was primarily the result of a continued increase in purchase money transactions in our business to business channels.

	For the year ended December 31,
(in millions)	2015	%	2014	%
Originations by Purpose:
Refinance	$7,520.2	81%	$1,894.3	66%
Purchase	1,738.8	19%	954.5	34%

Total originations	$9,259.0	100%	$2,848.8	100%

           As of December 31, 2015, we have approximately 1,099 approved wholesale relationships with mortgage brokerage companies and are approved to lend in 46 states. We have approximately 354 approved correspondent relationships with banks, credit unions and mortgage companies and are approved to lend in 50 states, however currently approximately 83% of our mortgage originations are generated from California, Arizona and Washington.

Mortgage Servicing

           During 2015, the mortgage servicing portfolio increased to $3.6 billion as compared to $2.3 billion at the end of 2014. We earn servicing fees, net of sub-servicer costs from our mortgage servicing portfolio. The servicing portfolio generated gross servicing fees of $10.1 million, and $6.7 million in 2015 and 2014, respectively.

           The following table includes information about our mortgage servicing portfolio:

(in millions)	At December 31, 2015	% 60+ days delinquent (1)	At December 31, 2014	% 60+ days delinquent (1)
Fannie Mae	$1,970.4	0.27%	$496.1	0.83%
Freddie Mac	829.4	0.21%	837.8	0.18%
Ginnie Mae	675.7	1.06%	926.5	1.43%
Other	95.2	0.00%	6.7	0.00%

Total servicing portfolio	$3,570.7	0.43%	$2,267.1	0.92%
Number of loans	12,709		9,387
Weighted average FICO	731		716
Weighted average LTV	69.1%		79.8%
Avg. Portfolio balance (in millions)	3,516.9		2,253.9
Avg. Loan size (in thousands)	$281.0		$241.5

(1)
Based on loan count.

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

           The real estate services segment continues to be profitable and posted net earnings of $3.9 million for the year ended December 31, 2015, as compared to $8.7 million for the same period in 2014. As the long-term mortgage portfolio continues to decline, we expect real estate services and the related revenues to decline.

Long-Term Mortgage Portfolio

           The long-term mortgage portfolio primarily includes a) the residual interests in securitizations, b) master servicing rights from the securitizations and c) long-term debt.

           Although we have seen some stabilization and improvement in defaults, the portfolio continues to suffer losses and may continue for the foreseeable future until we see a significant prolonged decline in the number of foreclosure properties in the market.

           At December 31, 2015, our residual interest in securitizations (represented by the difference between total trust assets and total trust liabilities) decreased to $14.2 million, compared to $17.2 million at December 31, 2014. The decrease in residual fair value in 2015 was primarily due to residual cash flows received as well as an increase in losses and loss assumptions which was partially offset by a decrease in investor yield assumptions as well as decreased discount rates on certain residual interest vintages.

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
  business combinations;

  •
  fair value of financial instruments;

  •
  variable interest entities and transfers of financial assets and liabilities;

  •
  goodwill and intangible assets;

  •
  net realizable value of REO;

  •
  repurchase reserve;

  •
  interest income and interest expense; and

  •
  income taxes.

Business Combinations

           Business combinations are accounted for under the acquisition method of accounting in accordance with ASC Topic 805, "Business Combinations." Under the acquisition method, the acquiring entity in a business combination recognizes 100 percent of the acquired assets and assumed liabilities, regardless of the percentage owned, at their estimated fair values as of the date of acquisition. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. To the extent the fair value of net assets acquired, including other identifiable assets, exceeds the purchase price, a bargain purchase gain is recognized. Assets acquired and liabilities assumed which involve contingencies must also be recognized at their estimated fair value, provided such fair value can be determined during the measurement period. Acquisition-related costs, including severance, conversion and other restructuring charges, such as abandoned space accruals, are expensed at the time of the acquisition. Results of operations of an acquired business are included in the statement of operations from the date of acquisition.

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

Variable Interest Entities and Transfers of Financial Assets and Liabilities

           Historically, we securitized mortgages in the form of collateralized mortgage obligations (CMO), which were consolidated and accounted for as secured borrowings for financial statement purposes. We also securitized mortgages in the form of real estate mortgage investment conduits (REMICs), which were either consolidated or unconsolidated depending on the design of the securitization structure. CMO and certain REMIC securitizations contained structural terms that resulted in the transferee (securitization trust) to not be a qualifying special purpose entity (QSPE), therefore we consolidated the variable interest entity (VIE) as it was the primary beneficiary of the sole residual interest in each securitization trust. Generally, this was achieved by including terms in the securitization agreements that gave us the ability to unilaterally cause the securitization trust to return specific mortgages, other than through a clean-up call. Amounts consolidated are included in trust assets and liabilities as securitized mortgage collateral, real estate owned, derivative assets, securitized mortgage borrowings and derivative liabilities in the accompanying consolidated balance sheets.

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

Income Taxes

           Provision for income taxes is calculated using the asset and liability method, which requires the recognition of deferred income taxes. Deferred tax assets and liabilities are recognized and reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and certain changes in the valuation allowance. Deferred tax assets are recognized subject to management's judgment that realization is more likely than not. A valuation allowance is recognized for a deferred tax asset if, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. In making such judgments, significant weight is given to evidence that can be objectively verified. We provide a valuation allowance against deferred tax assets if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the adequacy of the valuation allowance, we consider all forms of evidence, including: (1) historic earnings or losses; (2) the ability to realize deferred tax assets through carry back to prior periods; (3) anticipated taxable income resulting from the reversal of taxable temporary differences; (4) tax planning strategies; and (5) anticipated future earnings exclusive of the reversal of taxable temporary differences.

Financial Condition and Results of Operations

Financial Condition

As of December 31, 2015 compared to December 31, 2014

           The following table shows the condensed consolidated balance sheets for the following periods:

	December 31, 2015	December 31, 2014	Increase (Decrease)	% Change
	(Unaudited)
ASSETS
Cash	$32,409	$10,073	$22,336	222%
Restricted cash	3,474	2,420	1,054	44
Mortgage loans held-for-sale	310,191	239,391	70,800	30
Finance receivables	36,368	8,358	28,010	335
Mortgage servicing rights	36,425	24,418	12,007	49
Securitized mortgage trust assets	4,594,534	5,268,531	(673,997)	(13)
Goodwill	104,938	352	104,586	29,712
Intangibles	29,975	-	29,975	n/a
Deferred tax asset	24,420	-	24,420	n/a
Other assets	38,583	25,029	13,554	54

Total assets	$5,211,317	$5,578,572	$(367,255)	(7)%

LIABILITIES & EQUITY
Warehouse borrowings	$325,616	$226,718	$98,898	44%
Short-term debt	-	6,000	(6,000)	(100)
Term financing	30,000	-	30,000	n/a
Convertible notes	45,000	20,000	25,000	125
Long-term debt ($71,120 par)	31,898	22,122	9,776	44
Repurchase reserve	5,236	5,714	(478)	(8)
Securitized mortgage trust liabilities	4,580,326	5,251,307	(670,981)	(13)
Contingent consideration	48,079	-	48,079	n/a
Other liabilities	30,672	21,755	8,917	41

Total liabilities	5,096,827	5,553,616	(456,789)	(8)
Total equity	114,490	24,956	89,534	359

Total liabilities and stockholders' equity	$5,211,317	$5,578,572	$(367,255)	(7)%

           At December 31, 2015, cash increased to $32.4 million from $10.1 million at December 31, 2014. The primary sources of cash between periods were approximately $70.0 million from the sale of mortgage servicing rights, $30.0 million issuance of Term Financing, $25.0 million from the issuance of the Convertible Notes, $64.7 million from the gain on sale of mortgage loans (net of non-cash premiums, mark-to-market adjustments, unrealized gains from derivatives instruments and provision for repurchases) and $5.6 million from residual interests in securitizations. Offsetting the sources of cash were operating expenses totaling $127.0 million (net of non-cash depreciation expense, amortization of intangible assets and stock compensation expense), $38.1 million in earn out payments to CashCall Inc., $7.5 million payment as part of the consideration for the acquisition of CCM, $6.0 million payoff of the short-term borrowings and $4.0 million payoff of the line of credit.

           Mortgage loans held-for-sale increased $70.8 million to $310.2 million at December 31, 2015 as compared to $239.4 million at December 31, 2014. The increase was due to $9.3 billion in originations offset by $9.2 billion in loan sales related to growth in our mortgage lending division including the acquisition of CCM. As a normal course of our origination and sales cycle, loans held-for-sale at the end of any period are generally sold within one or two subsequent months.

           Finance receivables increased $28.0 million to $36.4 million at December 31, 2015 as compared to $8.4 million at December 31, 2014. The increase was due to $664.6 million in fundings offset by $636.5 million in settlements.

           Mortgage servicing rights increased $12.0 million to $36.4 million at December 31, 2015 as compared to $24.4 million at December 31, 2014. The increase was due to servicing retained loan sales of $9.0 billion. Partially offsetting the increase were bulk sales of MSRs totaling $7.3 billion in UPB and a mark-to-market reduction in fair value of $10.9 million. At December 31, 2015, we serviced $3.6 billion in UPB for others as compared to $2.3 billion at December 31, 2014.

           As part of the CCM acquisition in the first quarter of 2015, we recorded $104.6 million of goodwill and $33.1 million of intangible assets. At December 31, 2015, goodwill was $104.9 million and intangible assets were $30.0 million, net of $3.1 million of accumulated amortization.

           Warehouse borrowings increased $98.9 million to $325.6 million at December 31, 2015 as compared to $226.7 million at December 31, 2014. The increase was due to an increase in mortgage loans held-for-sale attributable to the increased loan volume from the growth in our mortgage lending division including the acquisition of CCM and increased finance receivables at December 31, 2015. During 2015, we increased our total borrowing capacity to $675.0 million as compared to $415.0 million at December 31, 2014.

           In the fourth quarter of 2014, we entered into a $6.0 million short-term structured debt agreement collateralized by the residual interests in securitizations. The agreement had an interest rate of LIBOR plus 5.75% per annum and had a maturity date of June 29, 2015. The holder received monthly principal and interest payments which were equal to the distributions from the residual interest underlying collateral with a minimum payment of $500,000. In June, we used approximately $3.2 million of the proceeds from the Term Financing to pay off the short-term structured debt

           In June 2015, we entered into a term loan in the aggregate principal amount of $30.0 million (Term Financing) due and payable on December 19, 2016, which may be extended up to December 18, 2017 at the Lender's discretion. The Term Financing is payable monthly and accrues interest at the rate per annum equal to LIBOR plus 8.5%

           Convertible notes increase $25.0 million to $45.0 million at December 31, 2015 as compared to $20.0 million at December 31, 2014. The increase was due to the issuance of $25.0 million in original aggregate principal amount of Convertible Promissory Notes in May 2015. The Convertible Notes mature on or before May 9, 2020 and accrue interest at a rate of 7.5% per annum, to be paid quarterly. Subsequent to December 31, 2015, we elected to exercise our option to convert the original $20.0 million in convertible notes to common stock. The conversion resulted in converting $20.0 million of debt into equity by issuing an aggregate of 1,839,080 shares of common stock.

           Long-term debt increased $9.8 million to $31.9 million at December 31, 2015 as compared to $22.1 million at December 31, 2014. The increase was primarily due to a mark-to-market adjustment of $8.6 million as a result of the increase in the estimated fair value of long-term debt. The increase in the estimated fair value of long-term debt was primarily the result of a decrease in the discount rate attributable to an improvement in our own credit risk profile, an improvement in our financial condition and results of operations as well as an increase in the forward LIBOR curve.

           As part of the CCM acquisition in the first quarter of 2015, we recorded $124.6 million of contingent consideration associated with the three year earn-out provision for CCM. During 2015, we recorded $45.9 million change in fair value associated with a reduction in the contingent consideration liability and made $38.1 million in earn out payments to CashCall Inc. reducing the liability. Partially offsetting the reduction was $8.1 million in accretion of the contingent consideration. As of December 31, 2015 the contingent consideration was $48.1 million.

           Repurchase reserve liability decreased to $5.2 million at December 31, 2015 as compared to $5.7 million at December 31, 2014. As previously reported, in the first quarter of 2015, we settled our repurchase liability with FNMA related to our legacy non-conforming mortgage operations. As part of the agreement, we paid FNMA $1.0 million during the first quarter with a final payment of $228 thousand paid in April 2015. We have received a minimal amount of repurchase requests by IMC's mortgage lending operation for loans sold since early 2011. During the third quarter of 2015, the general repurchase reserve was reduced by $1.2 million as a result of a review of our historical loss experience on originations since 2011.

           As a result of the net earnings during the year ended December 31, 2015, including $24.4 million from changes in the deferred tax asset valuation allowance and $37.8 million from changes in contingent consideration liability, book value per share increased 327% to $11.09 at December 31, 2015 as compared to $2.60 at December 31, 2014. Book value per common share was $6.07 as of December 31, 2015, as compared to $(2.80) as of December 31, 2014 (inclusive of the remaining $51.8 million of liquidation preference on our preferred stock).

           The changes in total assets and liabilities are primarily attributable to decreases in our trust assets and trust liabilities as summarized below.

	December 31, 2015	December 31, 2014	Increase (Decrease)	% Change
Securitized mortgage collateral	$4,574,919	$5,249,639	$(674,720)	(13)%
Other trust assets	19,615	18,892	723	4

Total trust assets	4,594,534	5,268,531	(673,997)	(13)
Securitized mortgage borrowings	$4,578,657	$5,245,860	$(667,203)	(13)%
Other trust liabilities	1,669	5,447	(3,778)	(69)

Total trust liabilities	4,580,326	5,251,307	(670,981)	(13)

Residual interests in securitizations	$14,208	$17,224	$(3,016)	(18)%

           Since the consolidated and unconsolidated securitization trusts are nonrecourse to the Company, trust assets and liabilities have been netted in the table above to present our interest in these trusts more simply, which are considered the residual interests in securitizations. For unconsolidated securitizations the residual interests represent the fair value of investment securities available-for-sale. For consolidated securitizations, the residual interests are represented by the fair value of securitized mortgage collateral and real estate owned, offset by the fair value of securitized mortgage borrowings and net derivative liabilities. We receive cash flows from our residual interests in securitizations to the extent they are available after required distributions to bondholders and maintaining specified overcollateralization levels and other specified parameters (such as maximum delinquency and cumulative default) within the trusts. The estimated fair value of the residual interests, represented by the difference in the fair value of total trust assets and total trust liabilities, was $14.2 million at December 31, 2015, compared to $17.2 million at December 31, 2014.

           We update our collateral assumptions quarterly based on recent delinquency, default, prepayment and loss experience. Additionally, we update the forward interest rates and investor yield

(discount rate) assumptions based on information derived from market participants. During the year ended December 31, 2015, we decreased the investor yield requirements for certain securitized mortgage borrowings as estimated bond prices continued to improve and corresponding yields have decreased. Additionally, during the second and third quarters of 2015, we lowered the discount rate on certain residual interest vintages. The decrease in discount rates resulted in an increase in the value of these trust assets and liabilities resulting in an increase in the value of our residual interests during 2015. However, offsetting the increase was principal payments and liquidations of securitized mortgage collateral and securitized mortgage borrowings.

  •
  The estimated fair value of securitized mortgage collateral decreased $674.7 million during 2015, primarily due to reductions in principal from borrower payments and transfers of loans to REO for single-family and multi-family collateral. Additionally, other trust assets increased $723 thousand during 2015, primarily due to an increase of $40.4 million in REO from foreclosures. Partially offsetting the increase was liquidations of $33.1 million and a $6.6 million decrease in the net realizable value (NRV) of REO.

  •
  The estimated fair value of securitized mortgage borrowings decreased $667.2 million during 2015, primarily due to reductions in principal balances from principal payments during the period for single-family and multi-family collateral as well as a decrease in loss assumptions. The $3.8 million reduction in other trust liabilities during 2015, was primarily due to $4.1 million in derivative cash payments from the securitization trusts, and a $487 thousand increase in derivative fair value resulting from changes in forward LIBOR interest rates.

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

           In accordance with accounting principles generally accepted in the United States of America (GAAP), we are required to consolidate all but one of these trusts (as we are not the master servicer on this one trust) on our statement of financial condition and results of operations. For the one trust we did not consolidate, the residual interest is reported as investment securities available-for-sale. For the trusts we do consolidate, the loans are included in the statement of financial condition as "securitized mortgage collateral", the foreclosed loans are included in the statement of financial condition as "real estate owned" and the various bond tranches owned by investors are included in the statement of financial condition as "securitized mortgage borrowings." Any interest rate derivatives remaining in the trusts are included in our statement of financial condition as "derivative assets" or "derivative liabilities," respectively. To the extent there is excess overcollateralization (as defined in the securitization agreements) in these securitization trusts, we receive cash flows from the excess interest collected monthly from the residual interest we own. Because (i) we elected the fair value option on the securitized mortgage collateral, securitized mortgage borrowings, (ii) derivative assets/liabilities are carried at fair value as required by GAAP, and (iii) real estate owned is reflected at net realizable value (NRV), which closely approximates fair market value, the net of the trust assets and trust liabilities represents the estimated fair value of the residual interests we own.

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

           To determine the discount rates to apply to these cash flows, we gather information from the bond pricing services and other market participants regarding estimated investor required yields for each bond tranche. Based on that information and the collateral type and vintage, we determine an acceptable range of expected yields an investor would require including an appropriate risk premium for each bond tranche. We use the blended yield of the bond tranches together with the residual interests to determine an appropriate yield for the securitized mortgage collateral in each securitization (after taking into consideration any derivatives in the securitization). As previously discussed, during the second and third quarters of 2015, we adjusted the acceptable range of expected yields and discount rates for some of our earlier vintage securitizations. Based on improving bond prices and declining yields in some of our securitization trusts, we lowered certain residual discount rates during the second and third quarters of 2015.

           The following table presents changes in the trust assets and trust liabilities for the year ended December 31, 2015:

	TRUST ASSETS				TRUST LIABILITIES
	Level 3 Recurring Fair Value Measurements
					Level 3 Recurring Fair Value Measurements
			NRV (1)
	Investment securities available-for- sale
		Securitized mortgage collateral	Real estate owned	Total trust assets	Securitized mortgage borrowings	Derivative liabilities	Total trust liabilities	Net trust assets
Recorded book value at December 31, 2014	$92	$5,249,639	$18,800	$5,268,531	$(5,245,860)	$(5,447)	$(5,251,307)	$17,224
Total gains/(losses) included in earnings:
Interest income	10	64,256	-	64,266	-	-	-	64,266
Interest expense	-	-	-	-	(211,272)	-	(211,272)	(211,272)
Change in FV of net trust assets, excluding REO (2)	15	(49,052)	-	(49,037)	50,481	(487)	49,994	957
Losses from REO – not at FV but at NRV (2)	-	-	(6,595)	(6,595)	-	-	-	(6,595)

Total gains (losses) included in earnings	25	15,204	(6,595)	8,634	(160,791)	(487)	(161,278)	(152,644)
Transfers in and/or out of level 3	-	-	-	-	-	-	-	-
Purchases, issuances and settlements	(91)	(689,924)	7,384	(682,631)	827,994	4,265	832,259	149,628

Recorded book value at December 31, 2015	$26	$4,574,919	$19,589	$4,594,534	$(4,578,657)	$(1,669)	$(4,580,326)	$14,208

(1)
Accounted for at net realizable value.
(2)
Represents other income (expense) in the consolidated statements of operations for the year ended December 31, 2015.

           Inclusive of gains from REO, total trust assets above reflect a net loss of $55.6 million as a result of a decrease in fair value of securitized mortgage collateral of $49.1 million, losses from REO of $6.6 million and increases from other trust assets of $15 thousand. Net gains on trust liabilities were $50.0 million as a result of $50.5 million in gains from the decrease in fair value of securitized mortgage borrowings and losses from derivative liabilities of $487 thousand. As a result, change in fair value of net trust assets, including trust REO (losses) gains totaled a loss of $5.6 million for the year ended December 31, 2015.

           The table below reflects the net trust assets as a percentage of total trust assets (residual interests in securitizations):

	December 31,
	2015	2014
Net trust assets	$14,208	$17,224
Total trust assets	4,594,534	5,268,531
Net trust assets as a percentage of total trust assets	0.31%	0.33%

           For the year ended December 31, 2015, the estimated fair value of the net trust assets decreased as a percentage of total trust assets. The decrease was primarily due to cash received partially offset by the decrease in discount rate assumptions for residual interests as discussed above.

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

           The following tables present the estimated fair value of our residual interests, including investment securities available for sale, by securitization vintage year and other related assumptions used to derive these values at December 31, 2015 and December 31, 2014:

	Estimated Fair Value of Residual Interests by Vintage Year at December 31, 2015			Estimated Fair Value of Residual Interests by Vintage Year at December 31, 2014
Origination Year	SF	MF	Total	SF	MF	Total
2002-2003 (1)	$9,410	$1,401	$10,811	$10,826	$1,975	$12,801
2004	1,198	805	2,003	1,846	1,506	3,352
2005 (2)	213	29	242	11	209	220
2006 (2)	-	1,152	1,152	-	851	851
2007 (2)	-	-	-	-	-	-

Total	$10,821	$3,387	$14,208	$12,683	$4,541	$17,224

Weighted avg. prepayment rate	5.6%	8.1%	5.8%	4.3%	12.4%	4.9%
Weighted avg. discount rate	16.3%	14.7%	15.9%	19.0%	16.2%	18.3%

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

           The table below reflects the estimated future credit losses and investor yield requirements for trust assets by product (SF and MF) and securitization vintage at December 31, 2015:

	Estimated Future Losses (1)			Investor Yield Requirement (2)
	SF	MF		SF	MF
2002-2003	8%	*	(3)	5%	6%
2004	8%	*	(3)	5%	5%
2005	10%	4%		5%	3%
2006	19%	5%		6%	5%
2007	20%	2%		6%	4%

(1)
Estimated future losses derived by dividing future projected losses by unpaid principal balances at December 31, 2015.
(2)
Investor yield requirements represent our estimate of the yield third-party market participants would require to price our trust assets and liabilities given our prepayment, credit loss and forward interest rate assumptions.

(3)
Represents less than 1%.

           Despite the increase in housing prices through December 2015, housing prices in many parts of the country are still at levels which has significantly reduced or eliminated equity for loans originated after 2003. Future loss estimates are significantly higher for mortgage loans included in securitization vintages after 2004 which reflect severe home price deterioration and defaults experienced with mortgages originated during these periods.

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

           Interest rate lock commitments, mortgage loans held-for-sale and mortgage servicing rights expose us to interest rate risk. The mortgage lending operations currently utilizes forward sold Fannie Mae and Ginnie Mae mortgage-backed securities to help mitigate changes in interest rates relating to its interest rate lock commitments, mortgage loans held-for-sale and mortgage servicing rights. Interest rate lock commitments and mortgage loans held-for-sale are inversely correlated with changes in interest rates while mortgage servicing rights are positively correlated with changes in interest rates. During the fourth quarter we began to hedge a portion of the interest rate risk associated with mortgage servicing rights.

           Interest Rate Risk—Securitized Trusts, Term Financing and Long-term Debt.    Our earnings from the long-term mortgage portfolio depend largely on our interest rate spread, represented by the relationship between the yield on our interest-earning assets (primarily investment securities available-for- sale and securitized mortgage collateral) and the cost of our interest-bearing liabilities (primarily securitized mortgage borrowings and long-term debt). Our interest rate spread is impacted by several factors, including general economic factors, forward interest rates and the credit quality of mortgage loans in the long-term mortgage portfolio.

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

           At December 31, 2015, derivative liabilities were $1.7 million and reflect the securitization trust's liability to pay third-party counterparties based on the estimated value to settle the derivative instruments. Cash payments on these derivative instruments are based on notional amounts that are decreasing over time. Excluding the effects of other factors such as portfolio delinquency and loss severities within the securitization trusts, as the notional amount of these derivative instruments decrease over time, payments to counterparties in the current interest rate environment are reduced, thereby potentially increasing cash flows on our residual interests in securitizations. Conversely, increases in interest rates from current levels could potentially reduce overall cash flows on our residual interests in securitizations. Since our consolidated and unconsolidated securitization trusts are nonrecourse to us, our economic risk is limited to our residual interests in these securitization trusts.

           We are also subject to interest rate risk on our term financing and long-term debt (consisting of trust preferred securities and junior subordinated notes). These interest bearing liabilities include adjustable rate periods based on one-month LIBOR (term financing) and three-month LIBOR (trust preferred securities and junior subordinated notes). We do not currently hedge our exposure to the effect of changing interest rates related to these interest-bearing liabilities. Significant fluctuations in interest rates could have a material adverse effect on our business, financial condition, results of operations or liquidity.

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

           Counterparty Credit Risk.    We are exposed to counterparty credit risk in the event of non-performance by counterparties to various agreements. We monitor our counterparties and currently do not anticipate losses due to counterparty non-performance.

           Credit Risk-Securitized Trusts.    We manage credit risk by actively managing delinquencies and defaults through our servicers. Starting with the second half of 2007 we have not retained any additional mortgages in our long-term mortgage portfolio. Our securitized mortgage collateral primarily consists of non-conforming mortgages which when originated were generally within typical Fannie Mae and Freddie Mac guidelines but had loan characteristics, which may have included higher loan balances, higher loan-

to-value ratios or lower documentation requirements (including stated-income loans), that made them non-conforming under those guidelines.

           Using historical losses, current portfolio statistics and market conditions and available market data, we have estimated future loan losses on the long- term mortgage portfolio, which are included in the fair value adjustment to our securitized mortgage collateral. The credit performance for the loans has been clearly far worse than our initial expectations when the loans were originated. We have seen some restoration of real estate values, however the ultimate level of realized losses will largely be influenced by local real estate conditions in areas where underlying properties are located, including the recovery of the housing market and overall strength of the economy. If market conditions continue to deteriorate in excess of our expectations, we may need to recognize additional fair value reductions to our securitized mortgage collateral, which may also affect the value of the related securitized mortgage borrowings and residual interests.

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

  Prepayment Risk

           We historically used prepayment penalties as a method of partially mitigating prepayment risk for those borrowers that have the ability to refinance. The economic downturn, lack of available credit and declines in property values in certain parts of the country have limited some borrowers' ability to refinance. These factors have reduced prepayment risk within our long-term mortgage portfolio. With the seasoning of the long-term mortgage portfolio, a significant portion of prepayment penalties terms have expired, thereby further reducing prepayment penalty income.

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

Long-Term Mortgage Portfolio Credit Quality

           We use the Mortgage Bankers Association (MBA) method to define delinquency as a contractually required payment being 30 or more days past due. We measure delinquencies from the date of the last payment due date in which a payment was received. Delinquencies for loans 60 days late or greater, foreclosures and delinquent bankruptcies were $1.1 billion or 19.0% of the long-term mortgage portfolio as of December 31, 2015, as compared to $1.4 billion or 20.3% as of December 31, 2014.

           The following table summarizes the unpaid principal balances of loans in our mortgage portfolio, included in securitized mortgage collateral and mortgage loans held-for-investment that were 60 or more days delinquent (utilizing the MBA method) as of the periods indicated:

	December 31, 2015	Total Collateral %	December 31, 2014	Total Collateral %
Securitized mortgage collateral
60 - 89 days delinquent	$125,937	2.1%	$137,913	2.0%
90 or more days delinquent	394,129	6.7%	503,849	7.5%
Foreclosures (1)	351,276	6.0%	443,751	6.6%
Delinquent bankruptcies (2)	249,225	4.2%	281,936	4.2%

Total 60 or more days delinquent	$1,120,567	19.0%	$1,367,449	20.3%

Total collateral	$5,900,239	100%	$6,745,411	100%

(1)
Represents properties in the process of foreclosure.
(2)
Represents bankruptcies that are 30 days or more delinquent.

           The following table summarizes securitized mortgage collateral, mortgage loans held-for-investment, mortgage loans held-for-sale and real estate owned, that were non-performing as of the dates indicated (excludes 60-89 days delinquent):

	December 31, 2015	Total Collateral %	December 31, 2014	Total Collateral %
90 or more days delinquent, foreclosures and delinquent bankruptcies	$994,630	16.9%	$1,229,536	18.2%
Real estate owned	19,589	0.3%	18,800	0.3%

Total non-performing assets	$1,014,219	17.2%	$1,248,336	18.5%

           Non-performing assets consist of non-performing loans (mortgages that are 90 or more days delinquent, including loans in foreclosure and delinquent bankruptcies) plus REO. It is the Company's policy to place a mortgage on nonaccrual status when it becomes 90 days delinquent and to reverse from revenue any accrued interest, except for interest income on securitized mortgage collateral when the scheduled payment is received from the servicer. The servicers are required to advance principal and interest on loans within the securitization trusts to the extent the advances are considered recoverable. IFC, a subsidiary of IMH and master servicer, may be required to advance funds, or in most cases cause the loan servicers to advance funds, to cover principal and interest payments not received from borrowers depending on the status of their mortgages. As of December 31, 2015, non-performing assets (unpaid principal balance of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) as a percentage of the total collateral was 17.2%. At December 31, 2014, non-performing assets to total collateral was 18.5%. Non-performing assets decreased by approximately $234.1 million at December 31, 2015 as compared to December 31, 2014. At December 31, 2015, the estimated fair value of non-performing assets (representing the fair value of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) was $388.6 million or 7.5% of total assets. At December 31, 2014, the estimated fair value of non-performing assets was $410.3 million or 7.4% of total assets.

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

           The increase in REO at December 31, 2015 was the result of a decrease in REO liquidations during the fourth quarter of 2015. For the year ended December 31, 2015, we recorded a decrease in net realizable value of the REO in the amount of $6.6 million compared to an increase of $7.6 million for the comparable 2014 period. Increases and write- downs of the net realizable value reflect increases or declines in value of the REO subsequent to foreclosure date, but prior to the date of sale.

           The following table presents the balances of the REO for continuing operations:

	December 31,
	2015	2014
REO	$28,058	$20,674
Impairment (1)	(8,469)	(1,874)

Ending balance	$19,589	$18,800

REO inside trusts	$19,589	$18,800
REO outside trusts	-	-

Total	$19,589	$18,800

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

Results of Operations

For the year ended December 31, 2015 compared to the year ended December 31, 2014

	For the Year Ended December 31,
	2015	2014	Increase (Decrease)	% Change
Revenues	$166,957	$44,139	$122,818	278%
Expenses (1)	(95,681)	(57,340)	38,341	67
Net interest income	1,946	1,135	811	71
Change in fair value of long-term debt	(8,661)	(4,014)	(4,647)	(116)
Change in fair value of net trust assets, including trust REO (losses) gains	(5,638)	11,063	(16,701)	(151)
Income tax benefit (expense)	21,876	(1,305)	23,181	1,776

Net earnings (loss)	80,799	(6,322)	87,121	1,378

Earnings (loss) per share available to common stockholders—basic	$8.00	$(0.68)	$8.68	1,276%

Earnings (loss) per share available to common stockholders—diluted	$6.40	$(0.68)	$7.08	1,041%

(1)
Offsetting and included are changes in contingent consideration liability of approximately $37.8 million for the year ended December 31, 2015.

Revenues

	For the Year Ended December 31,
	2015	2014	Increase (Decrease)	% Change
Gain on sale of loans, net	$169,206	$28,217	$140,989	500%
Real estate services fees, net	9,850	14,729	(4,879)	(33)
Servicing income, net	6,102	4,586	1,516	33
Loss on mortgage servicing rights	(18,598)	(5,116)	(13,482)	(264)
Other revenues	397	1,723	(1,326)	(77)

Total revenues	$166,957	$44,139	$122,818	278%

           Gain on sale of loans, net.    For the year ended December 31, 2015, gain on sale of loans, net were $169.2 million compared to $28.2 million in the comparable 2014 period. The $141.0 million increase is primarily related to a $132.2 million increase in premiums received from the sale of mortgage loans, a $68.7 million increase in premiums from servicing retained loan sales, a $15.2 million increase in realized and unrealized net gains on derivative financial instruments and a $1.2 million decrease in provision for repurchases, partially offset by $69.9 million increase in net direct loan origination expenses and a $6.5 million decrease in mark-to-market gains on LHFS.

           The overall increase in gain on sale of loans, net was due to increased volumes and gain on sale margins predominantly due to the growth in our mortgage lending division including the first quarter acquisition of CCM. For the year ended December 31, 2015, we originated and sold $9.3 billion and $9.2 billion of loans, respectively, as compared to $2.8 billion and $2.7 billion of loans originated and sold, respectively, during the same period in 2014. Margins increased to approximately 183 bps for the year ended December 31, 2015 as compared to 99 bps for the same period in 2014 due to an increase in concentration of retail loans which have higher margins. In the first quarter of 2015, gain on sale of loans, net included loan origination costs related to the acquisition of CCM. Beginning in the second quarter of 2015, the operations of CCM were consolidated with our mortgage lending segment, therefore, the operating expenses of CCM were included in personnel and general, administrative, and other expense.

           Real estate services fees, net.    For the year ended December 31, 2015, real estate services fees, net were $9.9 million compared to $14.7 million in the comparable 2014 period. The $4.9 million decrease was primarily the result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio. As the long-term mortgage portfolio continues to decline, we expect real estate services and the related revenues to decline.

           Servicing income, net.    For the year ended December 31, 2015, servicing income, net was $6.1 million compared to $4.6 million in the comparable 2014 period. The increase in servicing income, net was the result of the servicing portfolio increasing 56% to an average balance of $3.5 billion for the year ended December 31, 2015 as compared to an average balance of $2.3 billion for the year ended December 31, 2014. The increase in the average balance of the servicing portfolio is a result of servicing retained loan sales of $9.0 billion partially offset by $7.3 billion in mortgage servicing sales for the year ended December 31, 2015 as compared to $2.7 billion of servicing retained loan sales and $2.6 billion in mortgage servicing rights sales for the same period in 2014.

           Loss on mortgage servicing rights.    For the year ended December 31, 2015, loss on mortgage servicing rights was $18.6 million compared to a loss of $5.1 million in the comparable 2014 period. The loss on mortgage servicing rights was primarily the result of an $8.0 million loss on sale of servicing rights due to refunds of premiums to investors for loan payoffs associated with sales of servicing rights in previous periods. Losses were also associated with the reduction in interest rates from FHA dropping its required mortgage insurance premium by 0.50% in January 2015. Additionally, we recorded a $10.9 million loss from change in fair value of mortgage servicing rights related to a decrease in interest rates and prepayments experienced during the year ended December 31, 2015. Additionally, during the fourth quarter of 2015, we began hedging mortgage servicing rights with TBA MBS resulting in $387 thousand in realized and unrealized gains. For the year ended December 31, 2014, loss on mortgage servicing rights was primarily the result of a ($6.2) million change in fair value of MSRs due to an increase in prepayment speed assumptions as a result of a decrease in interest rates during the period, partially offset by a $1.1 million gain on the sale of mortgage servicing rights. Because mortgage servicing rights are recorded on the consolidated balance sheet at estimated fair value, we normally experience mark-to-market gains or losses due to changes in the value of servicing between the initial recording and the fair value estimate at the balance sheet date when there is volatility in interest rates.

           Other revenues.    For the year ended December 31, 2015, other revenues were $397 thousand compared to $1.7 million in the comparable 2014 period. The decrease in other revenue was due to the sale of AmeriHome during the first quarter of 2014 resulting in a $1.2 million gain.

Expenses

	For the Year Ended December 31,
	2015	2014	Increase (Decrease)	% Change
Personnel expense	$77,821	$37,398	$40,423	108%
Business promotion	27,650	1,182	26,468	2239
General, administrative and other	27,988	18,760	9,228	49
Accretion of contingent consideration	8,142	-	8,142	n/a
Change in fair value of contingent consideration	(45,920)	-	(45,920)	n/a

Total expenses	$95,681	$57,340	$38,341	67%

           Total expenses for the year ended December 31, 2015 include CCM expenses from April 1, 2015 to December 31, 2015, as the transaction closed March 31, 2015. In accordance with GAAP, expenses of the CCM division were presented as a reduction to gain on sale of loans, net during the first quarter of 2015.

           Total expenses were $95.7 million for the year ended December 31, 2015, compared to $57.3 million for the comparable period in 2014. Personnel expenses increased $40.4 million to $77.8 million during 2015. The increase is primarily due to the acquisition of CCM during the first quarter of 2015 which contributed an additional $31.2 million in personnel expense for the year ended December 31, 2015 as well as the addition of new sales personnel in the wholesale and correspondent division as compared to the same period in 2014.

           Business promotion was $27.7 million for the year ended December 31, 2015, compared to $1.2 million for the same period in 2014. The increase is due to the operations of CCM which were acquired during the first quarter of 2015. This division operates as a centralized call center that utilizes a marketing platform to generate customer leads through the internet and call center loan agents. Our centralized call center purchases leads and promotes its business through radio and television advertisements. This increase is part of our strategic goal to leverage the marketing platform to expand the national footprint of our retail call center volumes as well as volumes of our new NonQM products.

           General, administrative and other expenses increased to $28.0 million for the year ended December 31, 2015, compared to $18.8 million for the same period in 2014. The increase was primarily related to a $3.6 million increase in amortization of intangible and other assets, a $2.3 million increase in legal and professional fees, a $1.3 million increase in data processing and information technology support and a $3.5 million increase in other general and administrative expenses related to the acquisition of CCM during the first quarter of 2015. In accordance with GAAP, there was no amortization of intangibles related to CCM in the first quarter of 2015.

           Throughout 2015, we updated assumptions to value the contingent consideration liability which included reductions in gain on sale margins based on current market conditions and estimates of loan originations and operating expenses for CCM. Based on updated assumptions, we recorded a $45.9 million change in fair value associated with a reduction in the contingent consideration liability for the year ended December 31, 2015. The change in fair value of contingent consideration was related to the estimated reduction in future pre-tax earnings of CCM over the expected earn-out period. The fair value of contingent consideration may change from quarter to quarter based upon actual experience and updated assumptions used to forecast pre-tax earnings for CCM.

           Beginning in the second quarter of 2015, as part of the acquisition of CCM, we record accretion of the contingent consideration liability from the close of the transaction in March 2015 through the end of the earn-out period in 2017, which increases the contingent consideration liability. The estimated contingent consideration liability is based on discounted cash flows which represent the time value of money of the liability during the earn-out period. For the year ended December 31, 2015, accretion increased the contingent consideration liability by $8.1 million. We did not record accretion in the first quarter of 2015 as the acquisition transaction did not close until March 31, 2015, however the accretion will continue to be a charge against earnings in future quarters until the end of the earn-out period.

Other Income (Expense)

	For the Year Ended December 31,
	2015	2014	Increase (Decrease)	% Change
Interest income	$276,799	$295,656	$(18,857)	(6)%
Interest expense	(274,853)	(294,521)	19,668	7
Change in fair value of long-term debt	(8,661)	(4,014)	(4,647)	(116)
Change in fair value of net trust assets, including trust REO (losses) gains	(5,638)	11,063	(16,701)	(151)

Total other (expense) income	$(12,353)	$8,184	$(20,537)	(251)%

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

	For the Year Ended December 31,
	2015			2014
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
ASSETS
Securitized mortgage collateral	$4,942,276	$262,902	5.32%	$5,413,104	$289,603	5.35%
Mortgage loans held-for-sale	320,917	11,737	3.66%	136,651	5,875	4.30%
Finance receivables	52,707	2,120	4.02%	3,013	139	4.61%
Other	20,547	40	0.19%	11,076	39	0.35%

Total interest-earning assets	$5,336,447	$276,799	5.19%	$5,563,844	$295,656	5.31%

LIABILITIES
Securitized mortgage borrowings	$4,941,440	$254,626	5.15%	$5,410,742	$283,951	5.25%
Warehouse borrowings (1)	353,750	11,574	3.27%	136,789	4,616	3.37%
Long-term debt	28,872	3,773	13.07%	17,386	4,270	24.56%
Convertible notes	36,301	2,777	7.65%	20,000	1,548	7.74%
Term financing	15,123	1,587	10.49%	-	-	0.00%
Short-term borrowings	3,491	398	11.40%	33	2	6.06%
Other	3,923	118	3.01%	3,453	134	3.88%

Total interest-bearing liabilities	$5,382,900	$274,853	5.11%	$5,588,403	$294,521	5.27%

Net Interest Spread (2)		$1,946	0.08%		$1,135	0.04%
Net Interest Margin (3)			0.04%			0.02%

(1)
Warehouse borrowings include the borrowings from mortgage loans held-for-sale and finance receivables.
(2)
Net interest spread is calculated by subtracting the weighted average yield on interest-bearing liabilities from the weighted average yield on interest-earning assets.
(3)
Net interest margin is calculated by dividing net interest spread by total average interest-earning assets.

           Net interest spread increased $811 thousand for the year ended December 31, 2015 primarily attributable to an increase in the net interest spread on securitized mortgage collateral and securitized mortgage borrowings, an increase in the net interest spread between loans held-for-sale and finance receivables and their related warehouse borrowings and a decrease in interest expense on the long-term debt. Offsetting the increase in net spread was an increase in interest expense from the issuance of the additional Convertible Note, short-term structured debt and short-term borrowing. As a result, net interest margin increased to 0.04% for the year ended December 31, 2015 from 0.02% for the year ended December 31, 2014.

           During the year ended December 31, 2015, the yield on interest-earning assets decreased to 5.19% from 5.31% in the comparable 2014 period. The yield on interest-bearing liabilities decreased to

5.11% for the year ended December 31, 2015 from 5.27% for the comparable 2014 period. In connection with the fair value accounting for investment securities available-for-sale, securitized mortgage collateral and borrowings and long-term debt, interest income and interest expense is recognized using effective yields based on estimated fair values for these instruments. The decrease in yield for securitized mortgage collateral and securitized mortgage borrowings is primarily related to increased prices on mortgage-backed bonds which resulted in a decrease in yield as compared to the previous period. This has resulted in an increase in fair value for both securitized mortgage collateral and securitized mortgage borrowings.

Change in the fair value of long-term debt

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

           Change in the fair value of long-term debt resulted in a loss of $8.7 million for the year ended December 31, 2015, compared to a loss of $4.0 million for the comparable 2014 period as a result of the increase in the estimated fair value of long-term debt. The increase in the estimated fair value of long-term debt was primarily the result of a decrease in the discount rate attributable to an improvement in our own credit risk profile, improvement in our financial condition and results of operations from the mortgage lending segment including the acquisition of CCM during the first quarter of 2015 as well as an increase in forward LIBOR interest rates during 2015 as compared to 2014.

Change in fair value of net trust assets, including trust REO gains (losses)

	For the year ended December 31,
	2015	2014
Change in fair value of net trust assets, excluding REO	$957	$3,482
(Losses) gains from REO	(6,595)	7,581

Change in fair value of net trust assets, including trust REO (losses) gains	$(5,638)	$11,063

           The change in fair value related to our net trust assets (residual interests in securitizations) was a loss of $5.6 million for the year ended December 31, 2015, compared to a gain of $11.1 million in the comparable 2014 period. The change in fair value of net trust assets, excluding REO was due to $957 thousand in gains from changes in fair value of securitized mortgage borrowings, securitized mortgage collateral and investment securities available-for-sale primarily associated with lower interest rates during 2015 and updated assumptions of decreased collateral losses during 2015. Additionally, the NRV of REO decreased $6.6 million during the period attributed to higher expected loss severities on properties held in the long-term mortgage portfolio primarily during the period.

           The change in fair value related to our net trust assets (residual interests in securitizations) was a gain of $11.1 million for the year ended December 31, 2014. The change in fair value of net trust assets, including REO was due to a $7.6 million increase in NRV of REO during the period attributed to lower expected loss severities on properties held in the long-term mortgage portfolio during the period. Partially offsetting the gain was $3.5 million in gains from changes in fair value of securitized mortgage borrowings, securitized mortgage collateral and investment securities available-for-sale primarily associated with updating assumptions of increased collateral losses in the future and higher interest rates.

Income Taxes

           In accordance with FASB ASC 810-10-45-8, we record a deferred charge representing income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH in prior years. The deferred charge represents the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH prior to 2008. The deferred charge is amortized and/or impaired, which does not result in any tax liability to be paid. The deferred charge is included in other assets in the accompanying consolidated balance sheets and is amortized as a component of income tax expense in the accompanying consolidated statement of operations. We recorded a tax expense in the amount of $1.6 million and $453 thousand for the years ended December 31, 2015 and 2014, respectively, related to the deferred charge impairment, which did not result in any tax liability to be paid.

           We recorded income tax (benefit) expense of $(21.9) million and $1.3 million for the years ended December 31, 2015 and 2014, respectively. The income tax benefit for 2015 is primarily the result of the reversal of a previously recorded valuation allowance of $24.4 million, partially offset by federal alternative minimum tax (AMT), amortization of the deferred charge and state income taxes from states where we do not have net operating loss carryforwards or state minimum states, including AMT. For the year ended December 31, 2014, we recorded an expense of $1.3 million primarily related to alternative minimum taxes associated with taxable income generated from the sale of AmeriHome and mortgage servicing rights.

           As of December 31, 2015, we had estimated federal and California net operating loss (NOL) carryforwards of approximately $462.0 million and $421.2 million, respectively. Federal and state net operating loss carryforwards begin to expire in 2027 and 2018, respectively.

           Based on pretax income of $58.9 million for the year ended December 31, 2015, the expected tax expense would be $23.6 million at an effective rate of 40%. However, we utilized $22.6 million in available NOL's by offsetting tax expense for the period with a reversal of the valuation allowance. Additionally, based on the weight of available evidence at December 31, 2015, we determined that it was more likely than not that we would generate sufficient taxable income in future periods to utilize all of our recorded net deferred tax asset.

           As of December 31, 2014, we had deferred tax assets of $295.2 million which we recorded a full valuation allowance against. During the first quarter of 2015, with the aforementioned acquisition of CCM, we significantly expanded our mortgage lending operations and profitability. As of December 31, 2015, in part because of the earnings recognition during 2015, future projected earnings as well as the historical earnings of CCM, management determined that sufficient positive evidence exists to conclude that it is more likely than not that deferred taxes of $24.4 million are realizable, therefore reducing the valuation allowance accordingly. Although realization is not assured, we believe that the realization of the recognized deferred tax asset of $24.4 million at December 31, 2015 is more likely than not based on future forecasted net earnings. We estimate that we would need to generate approximately $61.0 million of taxable income during the applicable carryforward periods to fully realize the federal and state deferred tax assets. However, to the extent we are unable to generate sufficient taxable income, the ability to realize the deferred tax asset may become uncertain and an additional charge to increase the valuation allowance may be recorded.

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

Results of Operations by Business Segment

           We have three primary operating segments: Mortgage Lending, Real Estate Services and Long-Term Mortgage Portfolio. Unallocated corporate and other administrative costs, including the cost associated with being a public company, are presented in Corporate. Segment operating results are as follows:

Mortgage Lending

Condensed Statements of Operations Data

	For the Year Ended December 31,
	2015	2014	Increase (Decrease)	% Change
Gain on sale of loans, net	$169,206	$28,217	$140,989	500%
Servicing income, net	6,102	4,586	1,516	33
Loss on mortgage servicing rights	(18,598)	(5,116)	(13,482)	(264)
Other	25	1,310	(1,285)	(98)

Total revenues	156,735	28,997	127,738	441
Other income	2,037	1,353	684	51
Personnel expense	(75,925)	(27,729)	48,196	174
Business promotion	(27,494)	(1,073)	26,421	2,462
General, administrative and other	(15,842)	(6,508)	9,334	143
Accretion of contingent consideration	(8,142)	-	8,142	n/a
Change in fair value of contingent consideration	45,920	-	(45,920)	n/a

Net earnings (loss) before income taxes	$77,289	$(4,960)	$82,249	1,658%

           For the year ended December 31, 2015, gain on sale of loans, net were $169.2 million or 183 bps compared to $28.2 million or 99 bps in the comparable 2014 period. The $141.0 million increase is primarily related to a $132.2 million increase in premiums received from the sale of mortgage loans, a $68.7 million increase in premiums from servicing retained loan sales, a $15.2 million increase in realized and unrealized net gains on derivative financial instruments and a $1.2 million decrease in provision for repurchases, partially offset by $69.9 million increase in net direct loan origination expenses and a $6.5 million decrease in mark-to-market gains on LHFS.

           The overall increase in gain on sale of loans, net was due to increased volumes and gain on sale margins predominantly due to the first quarter acquisition of CCM. For the year ended December 31,

2015, we originated and sold $9.3 billion and $9.2 billion of loans, respectively, as compared to $1.7 billion and $1.6 billion of loans originated and sold, respectively, during the same period in 2014. Margins increased to approximately 183 bps for the year ended December 31, 2015 as compared to 99 bps for the same period in 2014 due to an increase in concentration of retail loans which have higher margins.

           For the year ended December 31, 2015, servicing income, net was $6.1 million compared to $4.6 million in the comparable 2014 period. The increase in servicing income, net was the result of the servicing portfolio increasing 56% to an average balance of $3.5 billion for the year ended December 31, 2015 as compared to an average balance of $2.3 billion for the year ended December 31, 2014. The increase in the average balance of the servicing portfolio is a result of servicing retained loan sales of $9.0 billion partially offset by $7.3 billion in mortgage servicing sales for the year ended December 31, 2015 as compared to $2.7 billion of servicing retained loan sales and $2.6 billion in mortgage servicing rights sales for the same period in 2014.

           For the year ended December 31, 2015, loss on mortgage servicing rights was $18.6 million compared to a loss of $5.1 million in the comparable 2014 period. The loss on mortgage servicing rights was primarily the result of an $8.0 million loss on sale of servicing rights due to refunds of premiums to investors for loan payoffs associated with sales of servicing rights in previous periods. Losses were also associated with the reduction in interest rates from FHA dropping its required mortgage insurance premium by 0.50% in January 2015. Additionally, we recorded a $10.9 million loss from change in fair value of mortgage servicing rights related to a decrease in interest rates and prepayments experienced during the year ended December 31, 2015. Additionally, during the fourth quarter of 2015, we began hedging mortgage servicing rights with TBA MBS resulting in $387 thousand in realized and unrealized gains. For the year ended December 31, 2014, loss on mortgage servicing rights was primarily the result of a ($6.2) million change in fair value of MSRs due to an increase in prepayment speed assumptions as a result of a decrease in interest rates during the period, partially offset by a $1.1 million gain on the sale of mortgage servicing rights. Because mortgage servicing rights are recorded on the consolidated balance sheet at estimated fair value, we normally experience mark-to-market gains or losses due to changes in the value of servicing between the initial recording and the fair value estimate at the balance sheet date when there is volatility in interest rates.

           For the year ended December 31, 2015, other revenues were $397 thousand compared to $1.7 million in the comparable 2014 period. The decrease in other revenue was due to the sale of AmeriHome during the first quarter of 2014 resulting in a $1.2 million gain.

           Personnel expense increased $48.2 million to $75.9 million for the year ended December 31, 2015. The increase is primarily due to the acquisition of CCM during the first quarter of 2015 which contributed an additional $31.2 million in personnel expense for the year ended December 31, 2015 as well as the addition of new sales personnel in the wholesale and correspondent division as compared to the same period in 2014. Additionally, the growth of the mortgage lending division resulted in increased allocations of certain corporate costs.

           Business promotion was $27.5 million for the year ended December 31, 2015, compared to $1.1 million for the same period of 2014. The increase is due to the operations of CCM which were acquired during the first quarter of 2015. This division operates as a centralized call center that utilizes a marketing platform to generate customer leads through the internet and call center loan agents. Our centralized call center purchases leads and promotes its business through radio and television advertisements. This increase is part of our strategic goal to leverage the marketing platform to expand the national footprint of our retail call center volumes as well as volumes of our new NonQM products.

           General, administrative and other expenses increased to $15.8 million for the year ended December 31, 2015, compared to $6.5 million for the same period in 2014. The increase in general administrative and other expense was primarily related to the acquisition of CCM which contributed $7.8 million of the $9.3 million increase. The $9.3 million increase was primarily related to a $3.6 million increase in amortization of intangible and other assets, a $2.3 million increase in general administrative expense related to the increase in mortgage loan origination volume, $1.0 million increase in legal and professional fees, an $1.1 million increase in data processing and information technology support and an $1.3 million increase in additional occupancy expense, of which $1.1 million was related to the acquisition of CCM.

           Throughout 2015, we updated assumptions to value the contingent consideration liability which included reductions in gain on sale margins based on current market conditions and estimates of loan originations and operating expenses for CCM. Based on updated assumptions, we recorded a $45.9 million change in fair value associated with a reduction in the contingent consideration liability for the year ended December 31, 2015. The change in fair value of contingent consideration was related to the estimated reduction in future pre-tax earnings of CCM over the expected earn-out period. The fair value of contingent consideration may change from quarter to quarter based upon actual experience and updated assumptions used to forecast pre-tax earnings for CCM.

           Beginning in the second quarter of 2015, as part of the acquisition of CCM, we record accretion of the contingent consideration liability from the close of the transaction in March 2015 through the end of the earn-out period in 2017, which increases the contingent consideration liability. The estimated contingent consideration liability is based on discounted cash flows which represent the time value of money of the liability during the earn-out period. For the year ended December 31, 2015, accretion increased the contingent consideration liability by $8.1 million. We did not record accretion in the first quarter of 2015 as the acquisition transaction did not close until March 31, 2015, however the accretion will continue to be a charge against earnings in future quarters until the end of the earn-out period.

Real Estate Services

	For the Year Ended December 31,
	2015	2014	Increase (Decrease)	% Change
Real estate services fees, net	$9,850	$14,729	$(4,879)	(33)%
Other income (expense)	-	(5)	5	n/a
Personnel expense	(5,052)	(5,250)	198	4
General, administrative and other	(899)	(802)	(97)	(12)

Net earnings before income taxes	$3,899	$8,672	$(4,773)	(55)%

           For the year ended December 31, 2015, real estate services fees, net were $9.9 million compared to $14.7 million in the comparable 2014 period. The $4.9 million decrease in real estate services fees, net was the result of a $2.2 million decrease in loss mitigation fees, $2.0 million decrease in real estate and recovery fees and a $636 thousand decrease in real estate services. These reductions are primarily due to the expected decline in the outstanding balance of the long-term mortgage portfolio. As the long-term mortgage portfolio continues to decline, we expect real estate services and the related revenues to decline.

           For the year ended December 31, 2015, personnel expense and general, administrative and other expenses were relatively flat only decreasing slightly from the prior year despite the reduction in transactions and the decline in loans and balance of the long-term mortgage portfolio.

Long-Term Mortgage Portfolio

	For the Year Ended December 31,
	2015	2014	Increase (Decrease)	% Change
Other revenue	$263	$371	(108)	(29)%
Personnel expense	(244)	(342)	(98)	(29)
General, administrative and other	(433)	(582)	(149)	(26)

Total expenses	(677)	(924)	247	27
Net interest income	4,513	1,407	3,106	221
Change in fair value of long-term debt	(8,661)	(4,014)	(4,647)	(116)
Change in fair value of net trust assets, including trust REO gains (losses)	(5,638)	11,063	(16,701)	(151)

Total other (expense) income	(9,786)	8,456	(18,242)	(216)

Net (loss) earnings before income taxes	$(10,200)	$7,903	$(18,103)	(229)%

           For the year ended December 31, 2015, other revenue totaled $263 thousand as compared to $371 thousand for the comparable 2014 period. The $108 thousand decrease is primarily due to a $79 thousand decrease in master servicing revenue earned on the long-term mortgage portfolio.

           For the year ended December 31, 2015, net interest income totaled $4.5 million as compared to $1.4 million for the comparable 2014 period. Net interest income increased $3.1 million for the year ended December 31, 2015 primarily attributable to a $2.6 million increase in performance of the portfolio. Additionally, net interest income increased $497 thousand due to a decrease in interest expense on the long-term debt.

           Change in the fair value of long-term debt resulted in a loss of $8.7 million for the year ended December 31, 2015, compared to a loss of $4.0 million for the comparable 2014 period as a result of the increase in the estimated fair value of long-term debt. The increase in the estimated fair value of long-term debt was primarily the result of a decrease in the discount rate attributable to an improvement in our own credit risk profile, improvement in our financial condition and results of operations from the mortgage lending segment including the acquisition of CCM during the first quarter of 2015 as well as an increase in forward LIBOR interest rates during 2015 as compared to 2014.

           The change in fair value related to our net trust assets (residual interests in securitizations) was a loss of $5.6 million for the year ended December 31, 2015, compared to a gain of $11.1 million in the comparable 2014 period. The change in fair value of net trust assets, excluding REO was due to $957 thousand in gains from changes in fair value of securitized mortgage borrowings, securitized mortgage collateral and investment securities available-for-sale primarily associated with lower interest rates during 2015 and updated assumptions of decreased collateral losses during 2015. Additionally, the NRV of REO decreased $6.6 million during the period attributed to higher expected loss severities on properties held in the long-term mortgage portfolio primarily during the period.

Corporate

	For the Year Ended December 31,
	2015	2014	Increase (Decrease)	% Change
Interest expense	$(4,604)	$(1,620)	(2,984)	(184)%
Other expenses	(7,461)	(15,012)	7,551	50

Net loss before income taxes	$(12,065)	$(16,632)	$4,567	27%

           For the year ended December 31, 2015, interest expense totaled $4.6 million as compared to $1.6 million for the comparable 2014 period. Interest expense increased $3.0 million for the year ended December 31, 2015 primarily attributable to the $30.0 million term financing entered into in June of 2015, the issuance of an additional $25.0 million Convertible Notes in May 2015, the $6.0 million short-term structured debt agreement entered into in December 2014 (which was repaid in June 2015) and the $10.0 million short-term promissory note entered into in April 2015 and repaid in May 2015.

           For the year ended December 31, 2015, other expenses decreased to $7.6 million as compared to $15.0 million for the comparable 2014 period. The decrease was primarily due to an $8.3 million increase in allocated corporate expenses as well as a $2.8 million decrease in occupancy expense. The growth of the mortgage lending division resulted in increased allocations of certain corporate costs due to increased headcount. Partially offsetting the decrease was a $1.7 million increase in legal and professional fees.

Liquidity and Capital Resources

           During the year ended December 31, 2015, we funded our operations primarily from mortgage lending revenues and real estate services fees, net, which include gains on sale of loans, net, and other mortgage related income, portfolio loss mitigation and real estate services fees, net, primarily generated from our long-term mortgage portfolio, and cash flows from our residual interests in securitizations. Additionally, we funded mortgage loan originations using warehouse facilities which are typically repaid once the loan is sold. During the second quarter of 2015, we raised approximately $55.0 million of debt to provide the liquidity needed to fund warehouse facility haircuts, retain mortgage servicing rights and working capital to fund the growth of origination volumes. Furthermore, we used the proceeds of approximately $70.0 million from the sale of mortgage servicing rights as an additional source of liquidity, as well as borrowings under the $4.0 million line of credit, $6.0 million short-term structured debt and $10.0 million short-term Promissory Note. All of which have been repaid. In order to support the continued growth of our mortgage lending platform, we intend to continue to manage our capital through the sale of mortgage servicing rights. We may also seek to raise capital by issuing debt or equity.

           The CCM acquisition contingent consideration payments for the first three earn-out periods were approximately $38.0 million and was paid during the second, third and fourth quarters of 2015. These contingent consideration payments are based on the performance of the CCM division and over time are expected to decline for the remaining earn-out periods since the earn-out percentage decreases to 55% beginning in 2016 and to 45% beginning in 2017. Additionally, the quarterly contingent consideration payment due in February 2016 for the fourth earn-out period is expected to be approximately $4.1 million.

           In January 2016, pursuant to the terms of the $20.0 million Convertible Promissory Notes issued in April 2013 (the "Notes"), we elected to exercise our option to convert the Notes to common stock. The conversion resulted in the issuance of 1,839,080 shares of common stock. As of March 4, 2016, there are now 12,178,250 shares of our common stock outstanding. As a result of the transaction, we converted $20.0 million of debt into equity and are required to pay interest through April 2016, as part of the original agreement. We entered into an agreement with the noteholders to delay the interest payment until it was originally due, in March and April 2016.

           In October and November 2015, we sold $4.5 billion of conventional and Ginne Mae mortgage servicing rights for approximately $46.0 million.

           In June 2015, the Company and certain subsidiaries, (IRES, IMC and Impac Warehouse Lending, Inc. (IWLI), collectively, the (Borrowers)) entered into a Loan Agreement (Loan Agreement) with a lender (Lender) pursuant to which the Lender provided to the Borrowers a term loan in the aggregate principal amount of $30.0 million (Term Financing) due and payable on December 19, 2016, which may be extended up to December 18, 2017 at the Lender's discretion. In connection with the Term Financing, the Borrowers issued to the Lender a Term Note dated June 19, 2015. The Lender may in its discretion make additional advances in an aggregate amount not to exceed $50.0 million (including amounts then outstanding). The proceeds from the Term Financing were used to pay off the working capital line of credit with a national bank (approximately $4.0 million) and amounts under an existing master repurchase agreement with the Lender (approximately $3.2 million). The Borrowers also paid the Lender an origination fee of $300 thousand. The Term Financing is payable monthly and accrues interest at the per annum rate equal to LIBOR plus 8.5%. Amounts under the Term Financing may be prepaid at any time without penalty or premium, provided, however, that any prepayments made within nine months of the closing date will be subject to, with certain exceptions, a prepayment premium equal to 50% of the then applicable interest rate multiplied by the amount of the prepayment that would be payable until the end of the nine months. Such prepayment premium is no longer applicable since the nine month period has expired as of the filing date of this Form 10-K. The Borrowers are subject to mandatory prepayment on the Term Financing based on a borrowing base formula that includes amounts under outstanding warehouse facilities, market value of mortgage servicing rights and residual securities and certain mortgage loans.

           In May 2015, we issued $25.0 million in original aggregate principal amount of Convertible Promissory Notes (Convertible Notes). The Convertible Notes mature on or before May 9, 2020 and accrue interest at a rate of 7.5% per annum, to be paid quarterly. Note holders may convert all or a portion of the outstanding principal amount of the Convertible Notes to shares of IMH common stock at a rate of $21.50 per share, subject to adjustment for stock splits and dividends. The Company has the right to force a conversion if the stock price of IMH common stock reaches $30.10 for 20 trading days in a 30 day consecutive period.

           In April 2015, we issued a $10.0 million short term Promissory Note, to a related party, with an interest rate of 15%. The balance was repaid in May 2015.

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

Sources of Liquidity

           Cash flows from our mortgage lending operations.    We receive loan fees from loan originations. Fee income consists of application and underwriting fees and fees on cancelled loans. These loan fees are offset by the related direct loan origination costs including broker fees related to our wholesale and correspondent channels. In addition, we generally recognize net interest income on loans held for sale from the date of origination through the date of disposition. We sell or securitize substantially all of the loans we originate in the secondary mortgage market, with servicing rights released or retained. Loans are sold on a whole loan basis by entering into sales transactions with third-party investors in which we receive a premium for the loan and related servicing rights, if applicable. The mortgage lending operations sold $9.2 billion of mortgages through whole loan sales and securitizations during 2015. Additionally, the mortgage lending operations enter into IRLCs and utilize Hedging Instruments to hedge interest rate risk. We may be subject to pair-off gains and losses associated with these Hedging Instruments. Since we rely significantly upon loan sales to generate cash proceeds to repay warehouse borrowings and to create credit availability, any disruption in our ability to complete sales may require us to utilize other sources of financing, which, if available at all, may be on less favorable terms. In addition, delays in the disposition of our mortgage loans increase our risk by exposing us to credit and interest rate risk for this extended period of time.

           We receive servicing income net of subservicing cost and other related servicing expenses from our mortgage servicing portfolio. Additionally, we strategically sell MSRs to generate liquidity, keep the amount of capital invested in MSRs at acceptable levels and provide capital needed for further growth. During 2015, our mortgage servicing portfolio increased to $3.6 billion at December 31, 2015, as compared to $2.3 billion at December 31, 2014. The increase was due to servicing retained loan sales of $9.0 billion partially offset by bulk sales of MSRs totaling $7.3 billion in UPB generating approximately $70.0 million in sale proceeds. The increase in servicing income, net was the result of the servicing portfolio increasing 56% to an average balance of $3.5 billion for the year ended December 31, 2015 as compared to an average balance of $2.3 billion for the year ended December 31, 2014.

           Fees from our real estate service business activities.    We earn fees from various real estate business activities, including loss mitigation, real estate disposition, monitoring and surveillance services and real estate brokerage. We provide services to investors, servicers and individual borrowers primarily by focusing on loss mitigation and performance of our long-term mortgage portfolio.

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

  •
  unpaid interest shortfall;

  •
  basis risk shortfall; and

  •
  bond write-downs reinstated.

           In December 2014, certain residuals were pledged as collateral for short-term structured debt. Until the debt was repaid in June 2015, the residual cash flows were being used to make principal and interest payments for such debt payments (See further details below under Financing Activities.)

           Additionally, we act as the master servicer for mortgages included in our long-term mortgage portfolio, which consists of CMO and REMIC securitizations. The master servicing fees we earn are generally 0.03% per annum (3 basis points) on the declining principal balances of these mortgages plus interest income on cash held in custodial accounts until remitted to investors, less any interest shortfall. However, due to the decline in interest rates, the interest income earned on cash held in custodial accounts has declined significantly.

Uses of Liquidity

           Acquisition and origination of mortgage loans.    During 2015, the mortgage lending operations originated or acquired $9.3 billion of mortgage loans. Capital invested in mortgages is outstanding until we sell the loans, which is one of the reasons we attempt to sell within 10-15 days of acquisition or origination. Initial capital invested in mortgage loans includes premiums paid when mortgages are acquired and originated and our capital investment, or "haircut," required upon financing, which is generally determined by the type of collateral provided and the warehouse facility terms. The mortgage lending operations acquired and originated $9.3 billion of residential mortgages, which were financed with warehouse borrowings at a haircut generally between 2% to 10% of the outstanding principal balance of the mortgage loans. The haircuts are normally recovered from sales proceeds. With the expected future increase in origination volumes we will be required to use additional capital for haircuts and increase our restricted cash balances with our warehouse lenders. At December 31, 2015, we had $2.2 million in restricted cash posted as additional collateral as compared to $1.8 million at December 31, 2014.

           Investment in mortgage servicing rights.    As part of our business plan, we invest in mortgage servicing rights through the sale of mortgage loans on a servicing retained basis. During 2015, we capitalized $98.1 million in mortgage servicing rights from selling $9.0 billion in loans with servicing retained. Partially offsetting this investment was the sale of approximately $75.0 million in servicing rights ($7.3 billion of mortgage loans) from the servicing portfolio.

           Cash flows from financing facilities and other lending relationships.    We primarily fund our mortgage originations through warehouse facilities with third-party lenders which are primarily with national and regional banks. During 2015, the warehouse facilities borrowing capacity amounted to $675.0 million, of which $325.6 million was outstanding at December 31, 2015. The warehouse facilities are secured by and used to fund single-family residential mortgage loans until such loans are sold. The warehouse facilities agreements contain certain covenants which we are required to satisfy. In order to mitigate the liquidity risk associated with warehouse borrowings, we attempt to sell our mortgage loans within 10-15 days from acquisition or origination. In December 2014, we entered into a $6.0 million short-term structured debt agreement to finance our residual interests, which was repaid in June 2015. In May 2015, we raised additional capital with the issuance of $25.0 million in Convertible Notes.

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

           From time to time, investors have requested us to repurchase loans or to indemnify them against losses on certain loans which the investors believe either do not comply with applicable representations or warranties or defaulted shortly after its purchase. We record an estimated reserve for these losses at the time the loan is sold, and adjust the reserve to reflect the estimated loss.

Financing Activities

           Short-Term Structured Debt.    In December 2014, we entered into a $6.0 million short-term structured debt agreement using eight of our residual interests (net trust assets) as collateral. We received proceeds of $6.0 million and had transaction costs of approximately $60 thousand. The debt was repaid in June 2015. Prior to the repayment, the debt bore interest at LIBOR + 5.75% per annum and had a final repurchase date of June 29, 2015. The holder received monthly principal and interest payments which were equal to the distributions from the residual interest underlying collateral with a minimum payment of $500,000. If the cash flows received from the collateralized residual interests were less than $500,000, we were required to pay the difference to avoid the transfer of the residual interests and the rights to the associated future cash flows to the note holder.

           Convertible Notes.    In April 2013, we raised $20.0 million from the issuance of Convertible Notes. The Convertible Notes accrue interest at a rate of 7.5% per annum to be paid quarterly and mature in April 2018. Note holders may convert all or a portion of the outstanding principal amount of the Convertible Notes to shares of IMH common stock at a rate of $10.875 per share, subject to adjustment for stock splits and dividends. We have the right to force a conversion if the stock price of IMH common stock reaches $16.3125 for 20 trading days during any period of 30 consecutive trading days. In January 2016, we elected to exercise our option to convert the Notes to common stock. The conversion resulted in the issuance of 1,839,080 shares of common stock.

           In May 2015, we issued an additional $25.0 million Convertible Promissory Notes (2015 Convertible Notes). The 2015 Convertible Notes mature on or before May 9, 2020 and accrue interest at a rate of 7.5% per annum, to be paid quarterly. Note holders may convert all or a portion of the outstanding principal amount of the 2015 Convertible Notes to shares of IMH common stock at a rate of $21.50 per share, subject to adjustment for stock splits and dividends. We have the right to force a conversion if the stock price of IMH common stock reaches $30.10 for 20 trading days in a 30 day consecutive period.

           Term Financing.    In June 2015, we entered into a Loan Agreement with a Lender pursuant to which the Lender provided to the Borrowers a term loan in the aggregate principal amount of $30.0 million due and payable on December 19, 2016, which may extend to December 18, 2017 at the Lender's discretion. Interest on the Term Financing is payable monthly and accrues at a rate of LIBOR plus 8.5% per annum. In connection with the Term Financing, the Borrowers issued to the Lender a Term Note dated June 19, 2015. At December 31, 2015, the interest rate was 8.9% on the term financing.

           Working Capital Line of Credit (Line of Credit).    In June 2014, we amended the $4.0 million working capital line of credit agreement with a national bank at an interest rate of one-month LIBOR plus 3.50% extending the expiration to June 2015. Prior to repayment, we made monthly interest payments based on the unpaid balance of the Line of Credit. Under the terms of the agreement we were required to maintain various financial and other covenants. In June 2015, we used approximately $4.0 million of the proceeds from the Term Financing to fully satisfy the remaining amount due on the line of credit agreement and terminated the line. At December 31, 2014, the outstanding balance under the line of credit was $4.0 million and was included in other liabilities on the consolidated balance sheets.

           Long-term Debt (Trust Preferred Securities and Junior Subordinated Notes).    Trust Preferred Securities had an outstanding principal balance of $8.5 million at December 31, 2015 with a stated maturity of July 30, 2035. The Trust Preferred Securities requires quarterly distributions at a variable rate of three-month LIBOR plus 3.75% per annum. At December 31, 2015, the interest rate was 4.1%. The Junior Subordinated Notes are redeemable at par at any time after July 30, 2010 and requires quarterly distributions initially at a fixed rate of 2.00% per annum through December 2013 with increases of 1.00% per year through 2017. Starting in 2018, the interest rates become variable at 3-month LIBOR plus 3.75% per annum. At December 31, 2015, the interest rate was 4.0%. The Junior Subordinated Notes had an outstanding principal balance of $62.0 million at December 31, 2015 with a stated maturity of March 2034. We are current on all interest payments. At December 31, 2015, Long-term Debt had an outstanding principal balance of $70.5 million with an estimated fair value of $31.9 million and is reflected on our consolidated balance sheets as long-term debt.

           Short-Term Promissory Note.    In April 2015, we issued a $10.0 million short term Promissory Note with an interest rate of 15%. The balance was repaid in May 2015.

           Operating activities.    Net cash provided by operating activities was $30.7 million for 2015 as compared to $30.0 million for 2014 primarily due to the timing of originations and sales of loans held-for-sale between 2015 and 2014. During 2015 and 2014, the primary sources of cash in operating activities were cash received from fees generated by our mortgage and real estate service business activities, cash received from mortgage lending and excess cash flows from our residual interests in securitizations offset by operating expenses.

           Investing activities.    Net cash provided by investing activities was $676.3 million for 2015 as compared to $701.3 million for 2014. For 2015 and 2014, the primary source of cash from investing activities was provided by principal repayments on our securitized mortgage collateral, the sale of mortgage servicing rights, proceeds from the liquidation of REO and proceeds from the sale of AmeriHome.

           Financing activities.    Net cash used in financing activities was $684.6 million for 2015 as compared to $731.2 million for 2014. For 2015 and 2014, net cash used in financing activities was primarily for principal repayments on securitized mortgage borrowings, partially offset by net borrowings under warehouse agreements, borrowings under the line of credit and issuance of the term financing and convertible notes.

           Inflation.    The consolidated financial statements and corresponding notes to the consolidated financial statements have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. For the years ended December 31, 2015 and 2014, inflation had no significant impact on our revenues or net income. Unlike industrial companies, nearly all of our assets and liabilities are monetary in nature. As a result, interest rates have a greater effect on our performance than do the effects of general levels of inflation. Inflation affects our operations primarily through its effect on interest rates, since interest rates normally increase during periods of high inflation and decrease during periods of low inflation.

Off Balance Sheet Arrangements

           When we sell or broker loans through whole-loan sales, we are required to make normal and customary representations and warranties to the loan originators or purchasers, including guarantees against early payment defaults typically 90 days, and fraudulent misrepresentations by the borrowers. Our agreements generally require us to repurchase loans if we breach a representation or warranty given to the loan purchaser. In addition, we may be required to repurchase loans as a result of borrower fraud or if a payment default occurs on a mortgage loan shortly after its sale. Because the loans are no longer on our balance sheet, the representations and warranties are considered a guarantee. During 2015, we sold $9.2 billion of loans subject to representations and warranties compared to $2.7 billion sold and $2.5 million brokered in 2014. At December 31, 2015, we had $5.2 million in repurchase reserve related to the loans sold since early 2011 by the continuing mortgage lending operation as compared to a reserve of $5.7 million as December 31, 2014. As previously reported, in the first quarter of 2015, we settled our repurchase liability with FNMA related to our legacy non-conforming mortgage operations. As part of the agreement, we paid FNMA $1.0 million during the first quarter with a final payment of $228 thousand paid in April 2015. In addition to the $1.2 million paid to FNMA in 2015, we paid approximately $262 thousand to settle repurchase demands on loans previously sold to third parties. During 2014, we paid approximately $5.3 million to settle or repurchase mortgage loans sold to FNMA related to our legacy non-conforming mortgage operations.

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

           The Company's management, with the participation of its chief executive officer (CEO) and its chief financial officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. Based on that evaluation, the Company's chief executive officer and chief financial officer concluded that, as of that date, the Company's disclosure controls and procedures were effective at a reasonable assurance level.

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

           As of December 31, 2015, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO). Based on the criteria established by COSO, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2015.

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

           Squar Milner LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company's internal control over financial reporting, a copy of which is included herein.

Changes in Internal Control Over Financial Reporting

           During the quarter ended December 31, 2015, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Impac Mortgage Holdings, Inc.

           We have audited Impac Mortgage Holdings, Inc.'s (the Company) internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Impac Mortgage Holdings, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

           In our opinion, Impac Mortgage Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015 based on the COSO criteria.

           We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Impac Mortgage Holdings, Inc. and subsidiaries as of December 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended, and our report dated March 11, 2016 expressed an unqualified opinion on these financial statements.

/s/ SQUAR MILNER LLP

Newport Beach, California
March 11, 2016

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

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on the 11th day of March 2016.

IMPAC MORTGAGE HOLDINGS, INC.
by	/s/ JOSEPH R. TOMKINSON Joseph R. Tomkinson Chairman of the Board and Chief Executive Officer

           Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH R. TOMKINSON Joseph R. Tomkinson	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2016
/s/ WILLIAM S. ASHMORE William S. Ashmore	President and Director	March 11, 2016
/s/ TODD R. TAYLOR Todd R. Taylor	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2016
/s/ JAMES WALSH James Walsh	Director	March 11, 2016
/s/ FRANK P. FILIPPS Frank P. Filipps	Director	March 11, 2016
/s/ STEPHAN R. PEERS Stephan R. Peers	Director	March 11, 2016
/s/ LEIGH J. ABRAMS Leigh J. Abrams	Director	March 11, 2016

Exhibit Index

Exhibit Number	Description
2.1	Equity Purchase Agreement dated December 3, 2013 among Aris Mortgage Holding Company, LLC, Excel Mortgage Servicing, Inc. and Integrated Real Estate Service Corporation (incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014).
2.2
Amended and Restated Asset Purchase Agreement dated as of May 11, 2015 and effective as of March 31, 2015 among Impac Mortgage Holdings, Inc, Impac Mortgage Corp and CashCall, Inc. Schedules and exhibits are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted schedules or exhibits to the SEC upon request (incorporated by reference to exhibit 2.1 of the Registrant's Form 10-Q filed with the Securities and Exchange Commission on May 14, 2015).
2.2(a)	Amendment No. 1 to Amended and Restated Asset Purchase Agreement
2.2(b)	Amendment No. 2 to Amended and Restated Asset Purchase Agreement
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

Exhibit Number	Description
3.1(g)	Articles Supplementary designating the Company's 9.125 percent Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share, filed with the State Department of Assessments and Taxation of Maryland on November 18, 2004 (incorporated by reference to exhibit 3.10 of the Registrant's Form 8-A filed November 19, 2004).
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
3.2(e)	Fifth Amendment to Bylaws of the Company (incorporated by reference to Exhibit 3.2(e) of the Registrant's Form 8-K, filed with the Securities and Exchange Commission on February 13, 2008).
3.2(f)	Amendment No. 6 to Bylaws of the Company (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2008).

Exhibit Number	Description
4.1	Form of Stock Certificate of the Company (incorporated by reference to the corresponding exhibit number to the Registrant's Registration Statement on Form S-11, as amended (File No. 33-96670), filed with the Securities and Exchange Commission on September 7, 1995).
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

Exhibit Number	Description
10.3	Servicing Agreement effective November 11, 1995 between the Registrant and Impac Funding Corporation (incorporated by reference to exhibit 10.14 to the Registrant's Registration Statement on Form S-11, as amended (File No. 333-04011), filed with the Securities and Exchange Commission on May 17, 1996).
10.4
Lease dated March 4, 2005 regarding 19500 Jamboree Road, Newport Beach California (incorporated by reference to exhibit 10.8 of the Registrant's Annual Report on Form 10-K for the year-ended December 31, 2004).
10.4(a)	Amendment to Office Lease (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2016).
10.5*
Impac Mortgage Holdings, Inc. 2010 Omnibus Incentive Plan (as amended) (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2015).
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
10.7(b)*
First Amendment dated November 5, 2015 to Employment Agreement between Impac Mortgage Holdings, Inc. and Joseph R. Tomkinson (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 11, 2015)

Exhibit Number	Description
10.8*	Employment Agreement effective as of January 1, 2013 between Impac Mortgage Holdings, Inc. and William Ashmore (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2013).
10.8(a)*
First Amendment dated November 5, 2015 to Employment Agreement between Impac Mortgage Holdings, Inc. and William S. Ashmore (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 11, 2015)
10.9*
Employment Agreement effective as of January 1, 2014 between Impac Mortgage Holdings, Inc. and Todd Taylor (incorporated by reference to Exhibit 10.9 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013).
10.9(a)
Amendment dated November 10, 2104 to Employment Agreement with Todd Taylor (incorporated by reference to Exhibit 10.9(a) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014).
10.10*
Employment Agreement effective as of January 1, 2014 between Impac Mortgage Holdings, Inc and Ron Morrison (incorporated by reference to Exhibit 10.10 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013).
10.10(a)
Amendment dated November 10, 2104 to Employment Agreement with Ron Morrison (incorporated by reference to Exhibit 10.10(a) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014).
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
10.13(a)
Registration Rights Agreement dated as of April 29, 2013 by and among Impac Mortgage Holdings, Inc. and the Purchasers (incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2013).

Exhibit Number	Description
10.13(b)	Consent and Waiver dated January 25, 2016 to Note Purchase Agreement dated as of April 29, 2013 (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2016).
10.14
Master Repurchase Agreement dated January 22, 2015 with Richard H. Pickup, as Trustee of the RHP Trust dated May 31,2011, as amended and restated (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2015).
10.15
Loan Agreement dated as of June 19, 2015 among Impac Mortgage Holdings, Inc., Impac Mortgage Corp, Impac Warehouse Lending, Inc., Integrated Real Estate Service Corp. and Macquarie Alpine Inc. (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2015).
10.15(a)
Term Note dated as of June 19, 2015 issued by Impac Mortgage Holdings, Inc., Impac Mortgage Corp, Impac Warehouse Lending, Inc., and Integrated Real Estate Service Corp. to Macquarie Alpine Inc. (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2015).
10.15(b)
Security Agreement dated as of June 19, 2015 among Impac Mortgage Holdings, Inc., Impac Mortgage Corp, Impac Warehouse Lending, Inc., Integrated Real Estate Service Corp. and Macquarie Alpine Inc. (incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2015).
10.16
Note Purchase Agreement dated as of May 8, 2015 by and among Impac Mortgage Holdings, Inc. and the Purchasers, and Registration Rights Agreement (included as Exhibit B thereto) (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2015).
10.16(a)
Form of Convertible Promissory Note Due 2020 (incorporated by reference to Exhibit 10.1(a) of the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2015).
10.17
Equity Distribution Agreement, dated December 3, 2015, between Impac Mortgage Holdings, Inc. and JMP Securities LLC (incorporated by reference to Exhibit 1.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2015).
10.18
Controlled Equity OfferingSM Sales Agreement, dated December 3, 2015, between Impac Mortgage Holdings, Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.2 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2015).
21.1	Subsidiaries of the Registrant (incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013).
23.1	Consent of Squar Milner LLP.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Stockholders' Equity, (4) the Condensed Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

           We have audited the accompanying consolidated balance sheets of Impac Mortgage Holdings, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Impac Mortgage Holdings, Inc. and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

           We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2016, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ SQUAR MILNER LLP

Newport Beach, California
March 11, 2016

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$32,409	$10,073
Restricted cash	3,474	2,420
Mortgage loans held-for-sale	310,191	239,391
Finance receivables	36,368	8,358
Mortgage servicing rights	36,425	24,418
Securitized mortgage trust assets	4,594,534	5,268,531
Goodwill	104,938	352
Intangible assets, net	29,975	-
Deferred tax asset, net	24,420	-
Other assets	38,583	25,029

Total assets	$5,211,317	$5,578,572

LIABILITIES
Warehouse borrowings	$325,616	$226,718
Short-term debt	-	6,000
Term financing	30,000	-
Convertible notes	45,000	20,000
Contingent consideration	48,079	-
Long-term debt	31,898	22,122
Securitized mortgage trust liabilities	4,580,326	5,251,307
Other liabilities	35,908	27,469

Total liabilities	5,096,827	5,553,616
Commitments and contingencies (See Note 21)
STOCKHOLDERS' EQUITY
Series A-1 junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none issued or outstanding	-	-
Series B 9.375% redeemable preferred stock, $0.01 par value; liquidation value $16,640; 2,000,000 shares authorized, 665,592 noncumulative shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	7	7
Series C 9.125% redeemable preferred stock, $0.01 par value; liquidation value $35,127; 5,500,000 shares authorized; 1,405,086 noncumulative shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	14	14
Common stock, $0.01 par value; 200,000,000 shares authorized; 10,326,520 and 9,588,532 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	103	96
Additional paid-in capital	1,098,302	1,089,574
Net accumulated deficit:	-	-
Cumulative dividends declared	(822,520)	(822,520)
Retained deficit	(161,416)	(242,215)

Net accumulated deficit	(983,936)	(1,064,735)

Total stockholders' equity	114,490	24,956

Total liabilities and stockholders' equity	$5,211,317	$5,578,572

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the year ended December 31,
	2015	2014
Revenues:
Gain on sale of loans, net	$169,206	$28,217
Real estate services fees, net	9,850	14,729
Servicing income, net	6,102	4,586
Loss on mortgage servicing rights	(18,598)	(5,116)
Other	397	1,723

Total revenues	166,957	44,139
Expenses:
Personnel expense	77,821	37,398
Business promotion	27,650	1,182
General, administrative and other	27,988	18,760
Accretion of contingent consideration	8,142	-
Change in fair value of contingent consideration	(45,920)	-

Total expenses	95,681	57,340

Operating income (loss):	71,276	(13,201)
Other income (expense):
Interest income	276,799	295,656
Interest expense	(274,853)	(294,521)
Change in fair value of long-term debt	(8,661)	(4,014)
Change in fair value of net trust assets, including trust REO (losses) gains	(5,638)	11,063

Total other (expense) income	(12,353)	8,184

Earnings (loss) before income taxes	58,923	(5,017)
Income tax (benefit) expense	(21,876)	1,305

Net earnings (loss)	$80,799	$(6,322)

Earnings (loss) per common share :
Basic	$8.00	$(0.68)

Diluted	$6.40	$(0.68)

See accompanying notes to consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except share amounts)

	Preferred Shares Outstanding	Preferred Stock	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Cumulative Dividends Declared	Retained Deficit	Total Stockholders' Equity
Balance, December 31, 2013	2,070,678	$21	8,988,910	$90	$1,084,173	$(822,520)	$(235,893)	$25,871
Proceeds and tax benefit from exercise of stock options	-	-	14,622	-	38	-	-	38
Stock based compensation	-	-	-	-	1,921	-	-	1,921
Legal settlements	-	-	585,000	6	3,442	-		3,448
Net loss	-	-	-	-	-	-	(6,322)	(6,322)

Balance, December 31, 2014	2,070,678	21	9,588,532	96	1,089,574	(822,520)	(242,215)	24,956
Proceeds and tax benefit from exercise of stock options	-	-	243,971	2	970	-	-	972
Stock based compensation	-	-	-	-	1,613	-	-	1,613
Shares issued related to CashCall acquisition (Note 2)	-	-	494,017	5	6,145	-		6,150
Net earnings	-	-	-	-	-	-	80,799	80,799

Balance, December 31, 2015	2,070,678	$21	10,326,520	$103	$1,098,302	$(822,520)	$(161,416)	$114,490

See accompanying notes to consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$80,799	$(6,322)
Loss (gain) on sale of mortgage servicing rights	8,046	(1,112)
Change in fair value of mortgage servicing rights	10,939	6,229
Gain on sale of AmeriHome	-	(1,208)
Gain on sale of mortgage loans	(162,988)	(23,668)
Change in fair value of mortgage loans held-for-sale	(404)	(6,857)
Change in fair value of derivatives lending, net	(6,916)	27
Provision for repurchases	1,012	2,253
Origination of mortgage loans held-for-sale	(9,258,350)	(2,845,494)
Sale and principal reduction on mortgage loans held-for-sale	9,252,839	2,736,431
Losses (gains) from REO	6,595	(7,581)
Change in fair value of net trust assets, excluding REO	(5,021)	(8,658)
Change in fair value of long-term debt	8,661	4,014
Accretion of interest income and expense	148,121	180,478
Amortization of intangible and other assets	3,576	-
Accretion of contingent consideration	8,142	-
Change in fair value of contingent consideration	(45,920)	-
Amortization of debt issuance costs and discount on note payable	334	48
Stock-based compensation	1,612	1,921
Impairment of deferred charge	1,558	453
Change in deferred tax assets	(24,420)	-
Net change in restricted cash	(1,054)	(953)
Net change in other assets and liabilities	3,503	(20)

Net cash provided by operating activities	30,664	29,981

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in securitized mortgage collateral	649,454	634,714
Proceeds from the sale of mortgage servicing rights	67,111	28,388
Finance receivable advances to customers	(664,550)	(76,317)
Repayments of finance receivables	636,540	67,959
Net change in mortgages held-for-investment	46	7
Purchase of premises and equipment	109	(18)
Net principal change on investment securities available-for-sale	90	76
Acquisition of CashCall Mortgage	(7,500)	-
Payment of acquisition related contingent consideration	(38,110)	-
Proceeds from the sale of REO	33,087	36,288
Proceeds from the sale of AmeriHome	-	10,200

Net cash provided by investing activities	676,277	701,297

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of convertible notes	25,000	-
Issuance of term financing	30,000	-
Repayment of warehouse borrowings	(8,825,747)	(2,611,066)
Borrowings under warehouse agreement	8,924,645	2,718,150
Repayment of line of credit	(11,000)	(28,250)
Borrowings under line of credit	7,000	29,250
Repayment of short-term borrowing	(15,000)	-
Short-term borrowing	15,000	-
Repayment of securitized mortgage borrowings	(828,195)	(844,499)
Principal payments on short-term debt	(6,000)	6,000
Principal payments on capital lease	(781)	(736)
Capitalized debt issuance costs	(500)	(60)
Proceeds from exercise of stock options	973	37

Net cash used in financing activities	(684,605)	(731,174)

Net change in cash and cash equivalents	22,336	104
Cash and cash equivalents at beginning of year	10,073	9,969

Cash and cash equivalents at end of year	$32,409	$10,073

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(continued)

(in thousands)

	For the year ended December 31,
	2015	2014
SUPPLEMENTARY INFORMATION:
Interest paid	$63,283	$56,595
Taxes paid, net of refunds	1,229	725
NON-CASH TRANSACTIONS:
Transfer of securitized mortgage collateral to real estate owned	$40,471	$33,377
Mortgage servicing rights retained from loan sales and issuance of mortgage backed securities	98,103	29,388
Acquisition related goodwill asset related to CashCall	104,586	-
Acquisition related intangible assets related to CashCall	33,122	-
Acquisition related contingent consideration liability related to CashCall	124,592	-
Common stock issued related to CashCall acquisition	6,150	-
Acquisition of equipment purchased through capital leases	413	573
Common stock issued upon legal settlement	-	3,448

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

           The Company's operations include the mortgage lending operations and real estate services conducted by IRES and IMC and the long-term mortgage portfolio (residual interests in securitizations reflected as net trust assets and liabilities in the consolidated balance sheets) conducted by IMH. Beginning in the first quarter of 2015, the mortgage lending operations include the activities of the CashCall Mortgage operations (CCM) (See Note 2.—Acquisition of CashCall Mortgage).

Financial Statement Presentation

Basis of Presentation

           The balance sheets, results of operations and cash flows have been presented in the accompanying consolidated financial statements as of December 31, 2015 and 2014 and for the years then ended and include the financial results of IMH, IRES, IMC, IMH Assets and IFC operations.

           All significant inter-company balances and transactions have been eliminated in consolidation. In addition, certain amounts in the prior periods' consolidated financial statements have been reclassified to conform to the current year presentation.

           Management has made a number of material estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP). Material estimates subject to change include the fair value estimates of assets acquired and liabilities assumed in the acquisition of CCM as discussed in Note 2.—Acquisition of CashCall Mortgage. Additionally, other items affected by such estimates and assumptions include the valuation of trust assets and trust liabilities, contingencies, the estimated obligation of repurchase liabilities related to sold loans, the valuation of long-term debt, mortgage servicing rights, mortgage loans held-for-sale and derivative instruments, including, interest rate lock commitments (IRLC). Actual results could differ from those estimates and assumptions.

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

Use of Estimates and Assumptions

           The accompanying consolidated financial statements of IMH and its subsidiaries have been prepared in accordance with GAAP. Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods to prepare these consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates.

Significant Accounting Policies

Fair Value Option

           The fair value option provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments not previously carried at fair value. The Company has elected the fair value option for investment securities available-for-sale, securitized mortgage collateral, mortgage servicing rights, mortgage loans held-for-sale, securitized mortgage borrowings and long-term debt. Elections were made to mitigate income statement volatility caused by differences in the measurement basis of elected instruments.

Cash and Cash Equivalents and Restricted Cash

           Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less at the date of acquisition. The carrying amount of cash and cash equivalents approximates fair value.

           Cash balances that have restrictions as to the Company's ability to withdraw funds are considered restricted cash. At December 31, 2015 and 2014, restricted cash totaled $3.5 million and $2.4 million, respectively. The restricted cash is the result of the terms of the Company's warehouse borrowings. In accordance with the terms of the Master Repurchase Agreements related to the warehouse borrowings,

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

the Company is required to maintain cash balances with the lender as additional collateral for the borrowings (See Note 8.—Warehouse Borrowings).

Mortgage Loans Held-for-Sale

           Mortgage loans held-for-sale (LHFS) are accounted for using the fair value option, with changes in fair value recorded in gain on sale of loans, net in the accompanying consolidated statements of operations. In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 825, Financial Instruments, loan origination fees and expenses are recognized in earnings as incurred and not deferred.

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

Mortgage Servicing Rights

           The Company accounts for mortgage loan sales in accordance with ASC 860, Transfers and Servicing. Upon sale of mortgage loans on a service-retained basis, the LHFS are removed from the balance sheet, mortgage servicing rights (MSRs) are recorded as an asset for servicing rights retained. The Company elected to measure MSRs at fair value as prescribed by FASB ASC 860-50-35, and as such, servicing assets or liabilities are valued using discounted cash flow modeling techniques using assumptions regarding future net servicing cash flow, including prepayment rates, discount rates, servicing cost and other factors. Changes in estimated fair value are reported in the accompanying consolidated statements of operations within (loss) gain on mortgage servicing rights.

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

           Interest income on securitized mortgage collateral is recorded using the effective yield for the period based on the previous quarter-end's estimated fair value. Securitized mortgage collateral is generally not placed on nonaccrual status as the servicer advances the interest payments to the trust regardless of the delinquency status of the underlying mortgage loan, until it becomes apparent to the servicer that the advance is not collectible.

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

Goodwill and Intangible assets

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

Business Combinations

           Business combinations are accounted for under the acquisition method of accounting in accordance with ASC Topic 805, "Business Combinations." Under the acquisition method, the acquiring entity in a business combination recognizes 100 percent of the acquired assets and assumed liabilities, regardless of the percentage owned, at their estimated fair values as of the date of acquisition. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. To the extent the fair value of net assets acquired, including other identifiable assets, exceeds the purchase price, a bargain purchase gain is recognized. Assets acquired and liabilities assumed which involve contingencies must also be recognized at their estimated fair value, provided such fair value can be determined during the measurement period. Acquisition-related costs, including severance, conversion and other restructuring charges, such as abandoned space accruals, are expensed as incurred. Results of operations of an acquired business are included in the statement of operations from the date of acquisition.

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

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           To mitigate exposure to the effect of changing interest rates on cash flows on securitized mortgage borrowings, the Company purchased derivative instruments primarily in the form of interest rate swap agreements (swaps) and, to a lesser extent, interest rate cap agreements (caps) and interest rate floor agreements (floors). The Company has $1.7 million in derivative liabilities outstanding as of December 31, 2015, all of which are in the securitized trusts and included in trust liabilities in the consolidated balance sheets.

           The fair value of the Company's swaps, caps, floors and other derivative instruments is generally based on market prices provided by dealers and market makers, or estimates of future cash flows from these financial instruments.

Lending derivatives

           The mortgage lending operation enters into IRLCs with consumers to originate mortgage loans at a specified interest rate. These IRLCs are accounted for as derivative instruments. The fair values of IRLCs utilize current secondary market prices for underlying loans and estimated servicing value with similar coupons, maturity and credit quality, subject to the anticipated loan funding probability (Pull-through Rate). The fair value of IRLCs is subject to change primarily due to changes in interest rates and the estimated Pull-through Rate. The Company reports IRLCs within other assets and other liabilities at fair value with changes in fair value being recorded in the accompanying statements of operations within gain on sale of loans, net.

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

           The Company hedges the changes in fair value associated with changes in interest rates related to MSRs by using TBA MBS or Hedging Instruments. The Hedging Instruments are typically entered into at the time the MSR is created and are accounted for as derivative instruments. The fair value of Hedging Instruments is subject to change primarily due to changes in interest rates. The Company reports Hedging Instruments within other assets and other liabilities at fair value with changes in fair value being recorded in the accompanying statements of operations within loss on sale of mortgage servicing rights.

           The fair value of IRLCs and Hedging Instruments are represented as derivative assets, lending and derivative liabilities, lending in Note 17.—Fair Value of Financial Instruments.

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

Revenue Recognition for Fees from Services

           The Company follows Staff Accounting Bulletin (SAB) No. 104 Revenue Recognition in Financial Statements, which provides guidance on the application of GAAP to selected revenue recognition issues.

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

           The fair value of each stock option granted under the Company's stock-based compensation plan is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and assumptions noted in Note 22.—Share Based Payments and Employee Benefit Plans. The risk-free interest rate is based on the U.S. Treasury rate with a term equal to the expected term of the option grants on the date of grant.

           FASB ASC 718 requires forfeitures to be estimated at the time of grant and prospectively revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense is recorded net of estimated forfeitures for the years ended December 31, 2015 and 2014, such that the expense was recorded only for those stock-based awards that were expected to vest during such periods. Refer to Note 22.—Share Based Payments and Employee Benefit Plans.

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

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Earnings per Common Share

           Basic earnings per common share is computed on the basis of the weighted average number of shares outstanding for the year divided into earnings for the year. Diluted earnings per common share is computed on the basis of the weighted average number of shares and dilutive common equivalent shares outstanding for the year divided by earnings for the year, unless anti-dilutive. Refer to Note 18.—Reconciliation of Earnings Per Share.

Recent Accounting Pronouncements

           In January 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20). ASU 2015-01 addresses the elimination from U.S. GAAP the concept of extraordinary items. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. This amended guidance will prohibit separate disclosure of extraordinary items in the income statement. This amendment is effective for years, and interim periods within those years, beginning after December 15, 2015. Entities may apply the amendment prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the year of adoption. The adoption of this ASU is not expected to have a material impact on the Company's financial statements.

           In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. For public business entities, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Entities should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, entities are required to comply with the applicable disclosures for a change in an accounting principle. In August 2015, ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, was issued to address ASU 2015-03 as it relates to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. The adoption of this ASU is not expected to have a material impact on the Company's financial statements.

           In May 2015, the FASB issued ASU 2015-08, "Business Combinations (Topic 805): Pushdown Accounting—Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115." ASU 2015-08 amends various SEC paragraphs included in the FASB's Accounting Standards Codification to reflect the issuance of SAB No. 115. SAB 115 rescinds portions of the interpretive guidance included in the SEC's Staff Accounting Bulletins series and brings existing guidance into conformity with ASU 2014-17, "Business Combinations (Topic 805): Pushdown Accounting," which

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The Company has adopted the amendments in ASU 2015-08, effective immediately, as the amendments in the update are effective upon issuance. The adoption did not have an impact on the Consolidated Financial Statements.

           In June 2015, the Financial Accounting Standards Board issued ASU 2015-10, "Technical Corrections and Improvements." ASU 2015-10 amends various SEC paragraphs to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, some of the amendments will make the Codification easier to understand and easier to apply by eliminating inconsistencies, providing needed clarifications, and improving the presentation of guidance in the Codification. This ASU is effective for fiscal years and interim periods beginning on or after December 15, 2015, with early adoption permitted. The Company does not expect the guidance in this ASU to have a material impact on our consolidated financial statements and related disclosures.

           In September 2015, the FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement—Period Adjustments (Topic 805)", which replaces the requirement that an acquirer in a business combination account for measurement period adjustments retrospectively with a requirement that an acquirer recognize adjustments to the provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 requires that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. For public business entities, ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The guidance is to be applied prospectively to adjustments to provisional amounts that occur after the effective date of the guidance, with earlier application permitted for financial statements that have not been issued. The adoption of this ASU is not expected to have a material impact on the Company's financial statements.

           In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes". The amendments in ASU 2015-17 eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments in this ASU are effective for public business entities for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The amendments may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The adoption of this ASU is not expected to have a material impact on the Company's financial statements.

           In January 2016, the FASB issued ASU 2016-01, "Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments in ASU 2016-01, among other things, requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; Requires public business entities to use the exit price notion when measuring the fair value of financial

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

instruments for disclosure purposes; Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables); Eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new guidance permits early adoption of the own credit provision. In addition, the new guidance permits early adoption of the provision that exempts private companies and not-for-profit organizations from having to disclose fair value information about financial instruments measured at amortized cost. The adoption of this ASU is not expected to have a material impact on the Company's financial statements.

           On February 25, 2016, the FASB issued ASU 2016-2, "Leases" (Topic 842), which is intended to improve financial reporting for lease transactions. This ASU will require organizations that lease assets, such as real estate, airplanes and manufacturing equipment, to recognize on their balance sheet the assets and liabilities for the rights to use those assets for the lease term and obligations to make lease payments created by those leases that have terms of greater than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as finance or operating lease. This ASU will also require disclosures to help investors and other financial statement users better understand the amount and timing of cash flows arising from leases. These disclosures will include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The adoption of this ASU is not expected to have a material impact on the Company's financial statements.

Note 2.—Acquisition of CashCall Mortgage

           On January 6, 2015, the Company entered into an Asset Purchase Agreement (the Asset Purchase Agreement) with CashCall, Inc. (CashCall), an unrelated entity, pursuant to which the Company agreed to purchase certain assets of CashCall's residential mortgage operations. Upon closing, which occurred on March 31, 2015, CashCall's mortgage operations began to operate as a separate division of IMC under the name CashCall Mortgage (CCM).

           Pursuant to the Asset Purchase Agreement, and subject to the terms and conditions contained therein, the purchase price consists of a fixed component and a contingent component. The fixed component includes (i) the aggregate payment of $10 million in cash, payable in installments through January 2016 and (ii) 494,017 newly issued unregistered shares of the Company. The contingent component consists of a three year earn-out provision beginning on the effective date (January 2, 2015) of 100% of pre-tax net earnings of CCM for January and February of 2015, 65% of the pre-tax net earnings for the next 10 months of 2015, 55% of pre-tax 2016 net earnings and 45% of pre-tax 2017 net earnings.

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

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           During the year ended December 31, 2015, consideration paid to CashCall, Inc. included $7.5 million cash and 494,017 shares of common stock of the Company (issued April 1, 2015) valued at $6.2 million, pursuant to the fixed component of the Asset Purchase Agreement and $38.1 million pursuant to the earn-out provision.

           The table below presents the purchase price allocation of the estimated acquisition date fair values of assets acquired and the liabilities assumed:

Consideration paid:
Cash	$5,000
IMH common stock	6,150
Deferred payments	5,000
Contingent consideration (1)	124,592

$140,742

Assets acquired:
Trademark	$17,251
Customer list	10,170
Non-compete agreement	5,701
Fixed assets and software	3,034

Total assets acquired	36,156
Liabilities assumed:
Total liabilities assumed	-

Total assets	$36,156

Goodwill	$104,586

(1)
Included within the contingent consideration is $1.4 million of Business Appreciation Rights, as defined above.

           The CCM acquisition was accounted for under the acquisition method of accounting pursuant to FASB ASC 805, Business Combinations. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the acquisition date. The Company made significant estimates and exercised significant judgment in estimating fair values of the acquired assets and assumed liabilities. The Company retained the services of a third party to assist in the valuation of the intangible assets. The application of the acquisition method of accounting resulted in tax deductible goodwill of $104.6 million. The acquisition closed on March 31, 2015; however, the effective date of the transaction was January 2, 2015. From the effective date to the date of the close, IMC was entitled to and recognized the net earnings of the loans originated by CCM. Acquisition related costs of $0.3 million were expensed as incurred. The expenses were comprised primarily of legal and professional fees.

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

	For the Year Ended December 31,
	2015	2014
Revenues	$185,357	$109,126
Other (expense) income	(12,143)	9,226
Expenses	(166,111)	(139,401)

Pretax net earnings (loss)	$7,103	$(21,049)

           For the year ended December 31, 2015, revenues from CCM were $135.3 million. For the year ended December 31, 2015, expenses from operations were $80.9 million. During the first quarter of 2015 prior to the close of the acquisition, expenses related to CCM were included in gain on sale of loans, net in the consolidated statements of operations.

Note 3.—Mortgage Loans Held-for-Sale

           A summary of the unpaid principal balance (UPB) of mortgage loans held-for- sale by type is presented below:

	December 31,
	2015	2014
Government (1)	$104,576	$156,385
Conventional (2)	170,519	72,553
Other (3)	24,239	-
Fair value adjustment (4)	10,857	10,453

Total mortgage loans held-for-sale	$310,191	$239,391

(1)
Includes all government-insured loans including Federal Housing Administration (FHA), Veterans Affairs (VA) and United States Department of Agriculture (USDA).
(2)
Includes loans eligible for sale to Fannie Mae (FNMA) and Freddie Mac (FHLMC).
(3)
Includes NonQM and Jumbo loans.
(4)
Changes in fair value are included in the statements of operations.

           The Company does not have any delinquent or nonaccrual mortgage loans held-for-sale as of December 31, 2015.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           Gain on LHFS (included in gain on sale of loans, net in the consolidated statements of operations) is comprised of the following for the years ended December 31, 2015 and 2014:

	For the year ended December 31,
	2015	2014
Gain on sale of mortgage loans	$232,552	$100,338
Premium from servicing retained loan sales	98,103	29,388
Unrealized gains from derivative financial instruments	6,827	(27)
Realized losses from derivative financial instruments	(7,045)	(15,397)
Mark to market gain on LHFS	404	6,857
Direct origination expenses, net	(160,623)	(90,689)
Provision for repurchases	(1,012)	(2,253)

Total gain on sale of loans, net	$169,206	$28,217

Note 4.—Finance Receivables

           The Company uses a portion of the excess warehouse borrowing capacity to provide secured short-term revolving financing to small and medium-size mortgage originators to finance mortgage loans from the closing of the mortgage loans until sold to investors. The finance receivables are secured by residential mortgage loans as well as personal guarantees. There are no delinquent balances as of December 31, 2015.

           A summary of outstanding warehouse lines to non-affiliated customers and outstanding balances of December 31, 2015 and 2014 are presented below:

	December 31,
	2015	2014
Uncommitted warehouse lines to non-affiliated customers	$119,500	$55,000
Outstanding balance	36,368	8,358

Note 5.—Mortgage Servicing Rights

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

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           The following table summarizes the activity of MSRs for the years ended December 31, 2015 and 2014:

	December 31,
	2015	2014
Balance at beginning of period	$24,418	$35,981
Additions from servicing retained loan sales	98,103	29,388
Reductions from bulk sales	(75,157)	(27,276)
Reduction from sale of AmeriHome	—	(7,446)
Changes in fair value (1)	(10,939)	(6,229)

Fair value of MSRs at end of period	$36,425	$24,418

(1)
Changes in fair value are included within loss on mortgage servicing rights in the consolidated statements of operations.

           At December 31, 2015 and 2014, the outstanding principal balance of the mortgage servicing portfolio was comprised of the following:

	December 31,
	2015	2014
Government insured	$675,744	$926,502
Conventional (1)	2,799,758	1,333,853
Alt-QM	95,157	6,731

Total loans serviced	$3,570,659	$2,267,086

(1)
Approximately $2.8 billion of FNMA and FHLMC servicing has been pledged as collateral as part of the Term Financing (See Note 10.—Term Financing).

           The table below illustrates hypothetical changes in the fair value of MSRs, caused by assumed immediate changes to key assumptions that are used to determine fair value. See Note 17.—Fair Value of Financial Instruments for a description of the key assumptions used to determine the fair value of MSRs.

Mortgage Servicing Rights Sensitivity Analysis	December 31, 2015
Fair value of MSRs	$36,425
Prepayment Speed:
Decrease in fair value from 10% adverse change	(1,337)
Decrease in fair value from 20% adverse change	(2,577)
Decrease in fair value from 30% adverse change	(3,729)
Discount Rate:
Decrease in fair value from 10% adverse change	(1,314)
Decrease in fair value from 20% adverse change	(2,539)
Decrease in fair value from 30% adverse change	(3,683)

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

           Loss on mortgage servicing rights is comprised of the following for the years ended December 31, 2015 and 2014:

	For the year ended December 31,
	2015	2014
(Loss) gain on sale of mortgage servicing rights	$(8,046)	$1,113
Change in fair value of mortgage servicing rights	(10,939)	(6,229)
Realized and unrealized gains from hedging instruments	387	-

Loss on mortgage servicing rights	$(18,598)	$(5,116)

           The following is a summary of certain components of servicing income, net as reported in the Company's consolidated statements of operations for the years ended December 31, 2015 and 2014:

	For the year ended December 31,
	2015	2014
Contractual servicing fees	$8,547	$6,115
Late and ancillary fees	129	150

Note 6.—Goodwill and Intangible assets

           Goodwill arises from the acquisition method of accounting for business combinations and represents the excess of the purchase price over the fair value of the net assets and other identifiable intangible assets acquired. Other intangible assets with definite lives include trademarks, customer relationships, and non-compete agreements. In the first quarter of 2015, the Company acquired CCM and recorded $104.6 million of goodwill and intangible assets of $33.1 million, consisting of $17.2 million for trademark, $10.2 million for customer relationships and $5.7 million for a non-compete agreement with the former owner of CCM. The purchase price allocation was prepared with the assistance of a third party valuation firm.

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

           The following table presents the changes in the carrying amount of goodwill for the period indicated:

Balance at December 31, 2014	$352
Addition from CCM acquisition	104,586

Balance at December 31, 2015	$104,938

           As part of the acquisition of CCM, the purchase price of the intangible assets the Company acquired are listed below:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount at December 31, 2015	Weighted Average Remaining Life
Intangible assets:
Trademark	$17,251	$(877)	$16,374	14.0
Customer relationships	10,170	(1,130)	9,040	6.0
Non-compete agreement	5,701	(1,140)	4,561	3.0

Total intangible assets acquired	$33,122	$(3,147)	$29,975	9.91

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           The Company recognized $3.1 million of amortization expense for the year ended December 31, 2015. The following table presents the estimated aggregate amortization expense for the periods indicated:

Amortization Expense
Year 2016	$4,197
Year 2017	4,197
Year 2018	4,196
Year 2019	2,676
Year 2020 and thereafter	14,709

Total future amortization expense	$29,975

Note 7.—Other Assets

Other Assets

           Other assets consisted of the following:

	December 31,
	2015	2014
Accounts receivable, net	$11,385	$5,795
Deferred charge (See Note 17)	9,963	11,521
Derivative assets—lending (See Note 15)	9,273	2,918
Prepaid expenses	3,052	1,769
Developed software, net	2,290	—
Premises and equipment, net	1,210	1,889
Servicing advances, net	927	556
Other	483	581

Total other assets	$38,583	$25,029

Accounts receivable

           Accounts receivable are primarily holdbacks from MSR sales which are generally collected within 6 months of the sale date, cash due to the Company related to hedging instruments and fees earned for real estate services rendered, generally collected one month in arrears. Accounts receivable are stated at their carrying value, net of a $114 thousand reserve for doubtful accounts.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Developed software

           As part of the acquisition of CCM, the purchase price of other assets the Company acquired are listed below:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount at December 31, 2015	Remaining Life
Other assets:
Developed software	$2,719	$(429)	$2,290	4.0

Premises and Equipment, net

           Premises and equipment are stated at cost, less accumulated depreciation or amortization. Depreciation on premises and equipment is recorded using the straight-line method over the estimated useful lives of individual assets, typically three to twenty years. Premises and equipment and accumulated depreciation were as follows as of the dates indicated:

	December 31,
	2015	2014
Premises and equipment	$15,650	$15,101
Less: Accumulated depreciation	(14,440)	(13,212)

Total premises and equipment, net	$1,210	$1,889

Servicing Advances

           The Company is required to advance certain amounts to meet its contractual loan servicing requirements. The Company advances principal, interest, property taxes and insurance for borrowers that have insufficient escrow accounts, plus any other costs to preserve the property. Also, the Company will advance funds to maintain, repair and market foreclosed real estate properties. The Company is entitled to recover advances from the borrowers for reinstated and performing loans or from proceeds of liquidated properties. Servicer advances totaled $927 thousand and $556 thousand at December 31, 2015 and 2014, respectively.

Note 8.—Warehouse Borrowings

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

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           The following table presents certain information on warehouse borrowings for the periods indicated:

		Balance Outstanding At
	Maximum Borrowing Capacity	December 31, 2015	December 31, 2014	Allowable Advance Rates (%)	Rate Range	Maturity Date
Short-term borrowings:
Repurchase agreement 1	$150,000	$63,368	$64,907	90-98	1M L +3.4 - 6.5%	June 18, 2016
Repurchase agreement 2	50,000	46,673	30,523	75-98	Prime + 0.0-5.50%	May 28, 2016
Repurchase agreement 3 (1)	-	-	24,012	80-98	1M L +3.0 - 4.0%	April 30, 2015
Repurchase agreement 4 (2)	225,000	122,242	107,276	95	BR +2.5-4.0%	October 27, 2016
Repurchase agreement 5 (3)	150,000	83,162	-	99	L +2.9-5.4%	March 30, 2016
Repurchase agreement 6 (4)	100,000	10,171	-	100	Note rate	July 1, 2016

Total warehouse borrowings	$675,000	$325,616	$226,718

(1)
This line expired in April, 2015 and the Company replaced it with a $100.0 million facility, Repurchase agreement 6.
(2)
As of December 31, 2015 and 2014, the balance outstanding includes $36.4 million and $8.4 million, respectively, attributable to finance receivables made to the Company's warehouse customers.
(3)
The maturity was extended to March 30, 2016. In March 2016, the maximum borrowing capacity increased to $200 million.
(4)
The maturity was extended to July 1, 2016.

           The following table presents certain information on warehouse borrowings for the periods indicated:

	For the year ended December 31,
	2015	2014
Maximum outstanding balance during the year	$541,252	$226,718
Average balance outstanding for the year	353,750	136,789
Underlying collateral (mortgage loans)	336,075	237,340
Weighted average rate for period	3.27%	3.37%

Note 9.—Short-Term Debt

Structured Debt

           In December 2014, the Company entered into a $6.0 million short-term structured debt agreement using eight of the Company's residual interests (net trust assets) as collateral. The Company received proceeds of $6.0 million and had transaction costs of approximately $60 thousand. The agreement had an interest rate of LIBOR plus 5.75% per annum, has a final repurchase date of June 29, 2015 and the Company had the right to repurchase the securities without penalty prior to the final repurchase date. In June 2015, the Company used approximately $3.2 million of the proceeds from the Term Financing to satisfy fully the remaining amount due on the short-term structured debt agreement and the residuals held as collateral have been released to the Company.

Promissory Note

           On April 27, 2015, the Company issued a $10.0 million short-term Promissory Note with an interest rate of 15% to the former owner of CCM. The balance was repaid in May 2015.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Note 10.—Term Financing

           In June 2015, the Company and its subsidiaries, (IRES, IMC and Impac Warehouse Lending, Inc. (IWLI), collectively the (Borrowers)) entered into a Loan Agreement (Loan Agreement) with a lender (Lender) pursuant to which the Lender provided to the Borrowers a term loan in the aggregate principal amount of $30.0 million (Term Financing) due and payable on December 19, 2016, which may extend to December 18, 2017 at the Lender's discretion. In connection with the Term Financing, the Borrowers issued to the Lender a Term Note dated June 19, 2015. The Lender may in its discretion make additional advances in an aggregate amount not to exceed $50.0 million (including amounts then outstanding).

           The proceeds from the Term Financing were used to pay off the working capital line of credit with a national bank (approximately $4.0 million) and amounts under an existing master repurchase agreement with the Lender (approximately $3.2 million). The Borrowers also paid the Lender an origination fee of $300 thousand which is being amortized on an effective yield method over the life of the term financing.

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

           The obligations of the Borrowers under the Loan Agreement are secured by assets and a pledge of all of the capital stock of the operating subsidiaries IRES, IMC and IWLI pursuant to a Security Agreement dated as of June 19, 2015 between the Borrowers and the Lender (Security Agreement). As part of the Loan Agreement the Company received an acknowledgement agreement from FNMA and FHLMC to pledge the mortgage servicing rights associated with FNMA and FHLMC production as collateral.

           The Term Financing is subject to customary affirmative and negative covenants of the Borrowers. Upon an event of default, all outstanding amounts under the Term Financing may become immediately due and payable. An event of default also occurs upon a change of control, which means acquisition of more than 25% of the common stock of the Company, more than 50% of the common stock of any other Borrower, or the ability to elect a majority of such Borrower's directors or an event that triggers a violation of a change of control provision in any of the Borrowers' warehouse facilities.

           The following table shows contractual reductions of the term financing as of December 31, 2015:

	Payments Due by Period
	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Term financing	$30,000	$30,000	$-	$-	$-

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Note 11.—Convertible Notes

           In April 2013, the Company entered into a Note Purchase Agreement with the purchasers named therein (Noteholders), whereby the Company issued $20.0 million in original aggregate principal amount of Convertible Promissory Notes Due 2018 (Convertible Notes). The Convertible Notes originally matured on or before April 30, 2018 and accrued interest at a rate of 7.5% per annum, to be paid quarterly. In January 2016, the Company elected to convert all of the outstanding principal amount of the Convertible Notes issued in April 2013 to Common Stock of the Company based upon a conversion price of $10.875 (see Note 25.—Subsequent Events).

           In May 2015, the Company issued an additional $25.0 million Convertible Promissory Notes (2015 Convertible Notes). The 2015 Convertible Notes mature on or before May 9, 2020 and accrues interest at a rate of 7.5% per annum, to be paid quarterly. Note holders may convert all or a portion of the outstanding principal amount of the 2015 Convertible Notes to shares of IMH common stock at a rate of $21.50 per share, subject to adjustment for stock splits and dividends. The Company has the right to force a conversion if the stock price of IMH common stock reaches $30.10 for 20 trading days in a 30 day consecutive period. The Company had approximately $50 thousand in transaction costs which are being amortized on an effective yield method over the life of the term financing.

           Noteholders may convert all or a portion of the outstanding principal amount of the 2015 Convertible Notes into shares of the Company's Common Stock (Conversion Shares) at a rate of $21.50 per share, subject to adjustment for stock splits and dividends (the Conversion Price). The Company has the right to convert the entire outstanding principal of the 2015 Convertible Notes into Conversion Shares at the Conversion Price if the market price per share of the Common Stock, as measured by the average volume-weighted closing stock price per share of the Common Stock on the NYSE MKT (or any other U.S. national securities exchange then serving as the principal such exchange on which the shares of Common Stock are listed), reaches the level of $30.10, for any twenty (20) trading days in any period of thirty (30) consecutive trading days after the Closing Date. Upon conversion of the 2015 Convertible Notes by the Company, the entire amount of accrued and unpaid interest (and all other amounts owing) under the 2015 Convertible Notes are immediately due and payable. Furthermore, if the conversion of the 2015 Convertible Notes by the Company occurs prior to the third anniversary of the Closing Date, then the entire amount of interest under the 2015 Convertible Notes through the third anniversary is immediately due and payable. To the extent the Company pays any cash dividends on its shares of common stock prior to conversion of the 2015 Convertible Notes, upon conversion of the 2015 Convertible Notes, the Noteholders will also receive such dividends on an as-converted basis of the 2015 Convertible Notes less the amount of interest paid by the Company prior to such dividend.

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

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           The following table shows contractual reductions of the convertible notes issued as of December 31, 2015:

	Payments Due by Period
	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
2013 Convertible notes (1)	$20,000	$-	$20,000	$-	$-
2015 Convertible notes	25,000	-	-	25,000	-

(1)
In January 2016, the Company converted the 2013 convertible notes to common stock. See Note. 25.—Subsequent Events.

Note 12.—Long-term Debt

           As of December 31, 2015 and 2014, the Company had long term debt as follows:

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

           The Company carries its Trust Preferred Securities at estimated fair value as more fully described in Note 17.—Fair Value of Financial Instruments. The following table shows the remaining principal balance and fair value of Trust Preferred Securities issued as of December 31, 2015 and 2014:

	December 31,
	2015	2014
Trust preferred securities (1)	$8,500	$8,500
Common securities	263	263
Fair value adjustment	(4,869)	(6,087)

Total	$3,894	$2,676

(1)
Stated maturity of July 30, 2035 and redeemable at par at any time. The interest rate is a variable rate of three-month LIBOR plus 3.75% per annum. At December 31, 2015, the interest rate was 4.08%.

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

Junior Subordinated Notes

           The Company carries its Junior Subordinated Notes at estimated fair value as more fully described in Note 17.—Fair Value of Financial Instruments. The following table shows the remaining principal balance and fair value of junior subordinated notes issued as of December 31, 2015 and 2014:

	December 31,
	2015	2014
Junior subordinated notes (1)	$62,000	$62,000
Fair value adjustment	(33,996)	(42,554)

Total	$28,004	$19,446

(1)
Stated maturity of March 2034; requires quarterly distributions initially at a fixed rate of 2.00% per annum through March 2014 with increases of 1.00% per year in 2014 through 2017. Starting in 2018, the interest rates become variable at 3-month LIBOR plus 3.75% per annum. At December 31, 2015, the interest rate was 4.00%.

           The following table shows contractual principal reductions of trust preferred securities and junior subordinated notes issued as of December 31, 2015:

	Payments Due by Period
	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Trust preferred securities (1)	$8,500	$-	$-	$-	$8,500
Junior subordinated notes (2)	62,000	-	-	-	62,000

(1)
Stated maturity of July 2035.
(2)
Stated maturity of March 2034.

Note 13.—Line of Credit Agreement

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

           The following table presents certain information on the line of credit for the periods indicated:

	For the year ended December 31,
	2015	2014
Maximum outstanding balance during the year	$4,000	$4,000
Average balance outstanding for the year	1,649	1,599
Weighted average rate for period	3.70%	3.88%

Note 14.—Securitized Mortgage Trusts

Securitized Mortgage Trust Assets

           Securitized mortgage trust assets, which are recorded at fair market value (FMV), are comprised of the following at December 31, 2015 and 2014:

	December 31,
	2015	2014
Securitized mortgage collateral	$4,574,919	$5,249,639
REO	19,589	18,800
Investment securities available-for-sale	26	92

Total securitized mortgage trust assets	$4,594,534	$5,268,531

Securitized Mortgage Collateral

           Securitized mortgage collateral consisted of the following:

	December 31,
	2015	2014
Mortgages secured by residential real estate	$5,204,922	$5,919,552
Mortgages secured by commercial real estate	517,969	647,737
Fair value adjustment	(1,147,972)	(1,317,650)

Total securitized mortgage collateral	$4,574,919	$5,249,639

           As of December 31, 2015, the Company was also a master servicer of mortgages for others of approximately $800.0 million that were primarily collateralizing REMIC securitizations, compared to $1.0 billion at December 31, 2014. Related fiduciary funds are held in trust for investors in non-interest bearing accounts and therefore not included in the Company's consolidated balance sheets. The Company may also be required to advance funds or cause loan servicers to advance funds to cover principal and interest payments not received from borrowers depending on the status of their mortgages.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Real Estate Owned (REO)

           The Company's REO consisted of the following:

	December 31,
	2015	2014
REO	$28,058	$20,674
Impairment (1)	(8,469)	(1,874)

Ending balance	$19,589	$18,800

REO inside trusts	$19,589	$18,800
REO outside trusts	-	-

Total	$19,589	$18,800

(1)
Impairment represents the cumulative write-downs of net realizable value subsequent to foreclosure.

Securitized Mortgage Trust Liabilities

           Securitized mortgage trust liabilities, which are recorded at FMV, are comprised of the following at December 31, 2015 and 2014:

	December 31,
	2015	2014
Securitized mortgage borrowings	$4,578,657	$5,245,860
Derivative liabilities	1,669	5,447

Total securitized mortgage trust liabilities	$4,580,326	$5,251,307

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Securitized Mortgage Borrowings

           Selected information on securitized mortgage borrowings for the periods indicated consisted of the following (dollars in millions):

		Securitized mortgage borrowings outstanding as of December 31,		Range of Interest Rates
Year of Issuance	Original Issuance Amount	2015	2014	Fixed Interest Rates	Interest Rate Margins over One-Month LIBOR (1)	Interest Rate Margins after Contractual Call Date (2)
2002	$3,876.1	$10.4	$12.2	5.25 - 12.00	0.27 - 2.75	0.54 - 3.68
2003	5,966.1	75.6	96.7	4.34 - 12.75	0.27 - 3.00	0.54 - 4.50
2004	17,710.7	766.9	899.8	3.58 - 5.56	0.25 - 2.50	0.50 - 3.75
2005	13,387.7	2,439.7	2,730.0	-	0.24 - 2.90	0.48 - 4.35
2006	5,971.4	2,848.9	3,072.3	6.25	0.10 - 2.75	0.20 - 4.13
2007	3,860.5	1,728.2	1,887.0	-	0.06 - 2.00	0.12 - 3.00

Subtotal contractual principal balance (3)		7,869.7	8,698.0
Fair value adjustment		(3,291.0)	(3,452.1)

Total securitized mortgage borrowings		$4,578.7	$5,245.9

(1)
One-month LIBOR was 0.43% as of December 31, 2015.
(2)
Interest rate margins are generally adjusted when the unpaid principal balance is reduced to less than 10-20% of the original issuance amount, or if certain other triggers are met.
(3)
Represents the outstanding balance in accordance with trustee reporting.

           As of December 31, 2015, expected principal reductions of the securitized mortgage borrowings, which is based on contractual principal payments and expected prepayment and loss assumptions for securitized mortgage collateral, was as follows (dollars in millions):

	Payments Due by Period
	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Securitized mortgage borrowings (1)	$7,869.7	$726.6	$1,147.2	$821.4	$5,174.5

(1)
Represents the outstanding balance in accordance with trustee reporting.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Derivative Liabilities

           As of December 31, 2015, the net derivative liability included in the securitization trusts was $1.7 million, as compared to $5.4 million at December 31, 2014. As of December 31, 2015, the notional balance of derivative assets and liabilities, securitized trusts was $67.7 million. The derivative values are based on the net present value of cash receipts or payments expected to be received or paid by the bankruptcy remote trusts. The fair value of the derivatives fluctuates with changes in the future expectation of cash receipts or payments based on notional balances and estimated LIBOR rates.

           On September 15, 2008, Lehman Brothers Holdings Inc. (LBHI) filed a petition for protection under Chapter 11 of the U.S. Bankruptcy Code. As of that date, LBHI, through affiliated companies, was an interest rate swap counterparty to several of the Company's CMO and REMIC securitizations. During the third quarter of 2013, the terminated LBHI swaps were settled with the bankruptcy court and the trustees for the securitization trusts. CMB 2004-4, CMB 2004-5 and CMB 2004-10 were settled and the corresponding fair values of the net derivative liabilities were removed from the consolidated balance sheet at September 30, 2013. At December 31, 2015 and 2014, there was no estimated fair value of derivatives with LBHI. As the related securitization trusts are non-recourse to the Company, the Company is not required to replace or otherwise settle any derivative positions affected by counterparty default within the consolidated trusts. Accordingly, the settlement of the net derivative liabilities did not result in any gain or loss for the Company.

Change in fair value of net trust assets, including trust real estate owned (REO) (losses) gains

           Changes in fair value of net trust assets, including trust REO (losses) gains are comprised of the following for the years ended December 31, 2015 and 2014:

	For the year ended December 31,
	2015	2014
Change in fair value of net trust assets, excluding REO	$957	$3,482
(Losses) gains from REO	(6,595)	7,581

Change in fair value of net trust assets, including trust REO (losses) gains	$(5,638)	$11,063

Note 15.—Derivative Instruments

Derivative Assets and Liabilities, Lending

           The mortgage lending operation enters into IRLCs with prospective borrowers to originate mortgage loans at a specified interest rate and Hedging Instruments to hedge the fair value changes associated with changes in interest rates relating to its mortgage loan origination operations as well as mortgage servicing rights. The fair value of IRLCs and Hedging Instruments related to mortgage loan origination are included in other assets and other liabilities, respectively, in the consolidated balance sheets. As of December 31, 2015, the estimated fair value of IRLCs and Hedging Instruments associated with mortgage lending totaled $9.2 million and $404 thousand, respectively. Additionally, the fair value of

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Hedging Instruments related to mortgage servicing rights are included in other assets at December 31, 2015 and had an estimated fair value of of $89 thousand.

           The following table includes information for the derivative assets and liabilities, lending for the periods presented:

			Total Gains (Losses) (1)
	Notional Amount
			For the year ended December 31,
	December 31,
	2015	2014	2015	2014
Derivative-IRLC's	$569,618	$299,507	$6,300	$1,982
Derivative-TBA MBS	403,610	397,373	(6,519)	(17,406)

(1)
Amounts included in gain on sale of loans, net within the accompanying consolidated statements of operations.

Other Derivatives

           Upon entering an arrangement to facilitate the Company's ability to offer NonQM mortgage products, a warrant to purchase up to 9.9% of Impac Mortgage Corp. was issued. The warrant expired in August and was not exercised. The estimated fair value of the warrant was based on a model incorporating various assumptions including expected future book value of Impac Mortgage Corp., the probability of the warrant being exercised, volatility, expected term and certain other factors. At December 31, 2014 the estimated fair value of the warrant was $84 thousand and was included in other assets in the accompanying consolidated balance sheet.

Note 16.—Redeemable Preferred Stock

           At December 31, 2015, the Company has outstanding $51.8 million liquidation preference of Series B and Series C Preferred Stock. The holders of each series of Preferred Stock, which are non-voting and redeemable at the option of the Company, retain the right to a $25.00 per share liquidation preference in the event of a liquidation of the Company and the right to receive dividends on the Preferred Stock if any such dividends are declared.

Note 17.—Fair Value of Financial Instruments

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

	December 31, 2015				December 31, 2014
		Estimated Fair Value				Estimated Fair Value
	Carrying Amount				Carrying Amount
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$32,409	$32,409	$-	$-	$10,073	$10,073	$-	$-
Restricted cash	3,474	3,474	-	-	2,420	2,420	-	-
Mortgage loans held-for-sale	310,191	-	310,191	-	239,391	-	239,391	-
Finance receivables	36,368	-	36,368	-	8,358	-	8,358	-
Mortgage servicing rights	36,425	-	-	36,425	24,418	-	-	24,418
Derivative assets, lending, net	9,273	-	89	9,184	2,884	-	-	2,884
Investment securities available-for-sale	26	-	-	26	92	-	-	92
Securitized mortgage collateral	4,574,919	-	-	4,574,919	5,249,639	-	-	5,249,639
Warrant	-	-	-	-	84	-	-	84
Liabilities
Warehouse borrowings	$325,616	$-	$325,616	$-	$226,718	$-	$226,718	$-
Short-term structured debt	-	-	-	-	6,000	-	-	6,000
Line of credit	-	-	-	-	4,000	-	4,000	-
Term financing	30,000	-	-	30,000	-	-	-	-
Convertible notes	45,000	-	-	45,000	20,000	-	-	20,000
Contingent consideration	48,079	-	-	48,079	-	-	-	-
Long-term debt	31,898	-	-	31,898	22,122	-	-	22,122
Securitized mortgage borrowings	4,578,657	-	-	4,578,657	5,245,860	-	-	5,245,860
Derivative liabilities, securitized trusts	1,669	-	-	1,669	5,447	-	-	5,447
Derivative liabilities, lending, net	404	-	404	-	930	-	930	-

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

           Term financing structured debt has a maturity of less than one year. The term financing is recorded at amortized cost. The carrying amount approximates fair value due to the short-term nature of the liability and does not present unanticipated interest rate or credit concerns.

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

           As a result of the lack of observable market data resulting from inactive markets, the Company has classified its investment securities available-for-sale, mortgage servicing rights, call and put options, securitized mortgage collateral and borrowings, derivative assets and liabilities (trust and IRLCs), and long-term debt as Level 3 fair value measurements. Level 3 assets and liabilities measured at fair value on a recurring basis were approximately 94% and 99% and 96% and 99%, respectively, of total assets and total liabilities measured at estimated fair value at December 31, 2015 and 2014.

Recurring Fair Value Measurements

           The Company assesses its financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by ASC Topic 810. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the beginning of the reporting period. There were no material transfers between Level 1 and Level 2 classified instruments during the year ended December 31, 2015.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           The following tables present the Company's assets and liabilities that are measured at estimated fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option at December 31, 2015 and December 31, 2014, based on the fair value hierarchy:

	Recurring Fair Value Measurements
	December 31, 2015			December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investment securities available-for-sale	$-	$-	$26	$-	$-	$92
Mortgage loans held-for-sale	-	310,191	-	-	239,391	-
Derivative assets, lending, net (1)	-	89	9,184	-	-	2,884
Mortgage servicing rights	-	-	36,425	-	-	24,418
Warrant (2)	-	-	-	-	-	84
Securitized mortgage collateral	-	-	4,574,919	-	-	5,249,639

Total assets at fair value	$-	$310,280	$4,620,554	$-	$239,391	$5,277,117

Liabilities
Securitized mortgage borrowings	$-	$-	$4,578,657	$-	$-	$5,245,860
Derivative liabilities, securitized trusts (3)	-	-	1,669	-	-	5,447
Long-term debt	-	-	31,898	-	-	22,122
Contingent consideration	-	-	48,079	-	-	-
Derivative liabilities, lending, net (4)	-	404	-	-	930	-

Total liabilities at fair value	$-	$404	$4,660,303	$-	$930	$5,273,429

(1)
At December 31, 2015, derivative assets, lending, net included $9.2 million in IRLCs and $89 thousand in Hedging Intruments, respectively, and is included in other assets in the accompanying consolidated balance sheets. At December 31, 2014, derivative assets, lending, net included $2.9 million in IRLCs associated with the Company's mortgage lending operations, and is included in other assets in the accompanying consolidated balance sheet.
(2)
Included in other assets in the accompanying consolidated balance sheets.
(3)
At December 31, 2015 and 2014, derivative liabilities, securitized trusts, are included within trust liabilities in the accompanying consolidated balance sheets.
(4)
At December 31, 2015 and 2014, derivative liabilities, lending, net are included in other liabilities in the accompanying consolidated balance sheets.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           The following tables present reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2015 and December 31, 2014:

	Level 3 Recurring Fair Value Measurements
	For the year ended December 31, 2015
	Investment securities available- for-sale	Securitized mortgage collateral	Securitized mortgage borrowings	Derivative liabilities, net, securitized trusts	Mortgage servicing rights	Interest rate lock commitments, net	Long- term debt	Contingent consideration	Warrant
Fair value, December 31, 2014	$92	$5,249,639	$(5,245,860)	$(5,447)	$24,418	$2,884	$(22,122)	$-	$84
Total gains (losses) included in earnings:
Interest income (1)	10	64,256	-	-	-	-	-	-	-
Interest expense (1)	-	-	(211,272)	-	-	-	(1,115)	-	-
Change in fair value	15	(49,052)	50,481	(487)	(10,939)	6,300	(8,661)	37,778	(84)

Total gains (losses) included in earnings	25	15,204	(160,791)	(487)	(10,939)	6,300	(9,776)	37,778	(84)
Transfers in and/or out of Level 3	-	-	-	-	-	-	-	-	-
Purchases, issuances and settlements:
Purchases	-	-	-	-	-	-	-	-	-
Issuances	-	-	-	-	98,103	-	-	(124,592)	-
Settlements	(91)	(689,924)	827,994	4,265	(75,157)	-	-	38,735	-

Fair value, December 31, 2015	$26	$4,574,919	$(4,578,657)	$(1,669)	$36,425	$9,184	$(31,898)	$(48,079)	$-

Unrealized gains (losses) still held (2)	$26	$(1,147,971)	$3,291,072	$(1,485)	$36,425	$9,184	$38,865	$(48,079)	$-

(1)
Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. Net interest income, including cash received and paid, was $8.3 million for the year ended December 31, 2015. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations is primarily from contractual interest on the securitized mortgage collateral and borrowings.
(2)
Represents the amount of unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held and reflected in the fair values at December 31, 2015.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

	Level 3 Recurring Fair Value Measurements
	For the year ended December 31, 2014
	Investment securities available- for-sale	Securitized mortgage collateral	Securitized mortgage borrowings	Derivative liabilities, net, securitized trusts	Mortgage servicing rights	Interest rate lock commitments, net	Long- term debt	Warrant
Fair value, December 31, 2013	$108	$5,494,152	$(5,492,371)	$(10,214)	$35,981	$913	$(15,871)	$-
Total gains (losses) included in earnings:
Interest income (1)	26	59,526	-	-	-	-	-	-
Interest expense (1)	-	-	(237,793)	-	-	-	(2,237)	-
Change in fair value	34	364,052	(360,005)	(599)	(6,229)	1,982	(4,014)	(80)

Total (losses) gains included in earnings	60	423,578	(597,798)	(599)	(6,229)	1,982	(6,251)	(80)
Transfers in and/or out of Level 3	-	-	-	-	-		-	-
Purchases, issuances and settlements:
Purchases	-	-	-	-	-	-	-	-
Issuances	-	-	-	-	29,388	-	-	164
Settlements	(76)	(668,091)	844,309	5,366	(34,722)	(11)	-	-

Fair value, December 31, 2014	$92	$5,249,639	$(5,245,860)	$(5,447)	$24,418	$2,884	$(22,122)	$84

Unrealized gains (losses) still held (2)	$91	$(1,317,650)	$3,452,064	$(5,063)	$24,418	$2,884	$48,641	$84

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

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           The following table presents quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring and non- recurring basis at December 31, 2015.

Financial Instrument	Estimated Fair Value	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average
Assets and liabilities backed by real estate
Investment securities available-for-sale,	$26	DCF	Discount rates	3.9 - 25.0%	5.6%
Securitized mortgage collateral, and	4,574,919		Prepayment rates	2.4 - 23.4%	6.3%
Securitized mortgage borrowings	(4,578,657)		Default rates	0.6 - 13.5%	2.5%
			Loss severities	1.6 - 77.8%	37.0%

Other assets and liabilities
Mortgage servicing rights	$36,425	DCF	Discount rate	9.0 - 14.0%	9.7%
			Prepayment rates	4.2 - 52.1%	11.2%
Derivative liabilities, net, securitized trusts	(1,669)	DCF	1M forward LIBOR	0.4 - 2.8%	N/A
Derivative assets – IRLCs, net	9,184	Market pricing	Pull-through rate	39.0 - 99.0%	76.5%
Long-term debt	(31,898)	DCF	Discount rate	14.6%	14.6%
Contingent consideration	(48,079)	DCF	Discount rate	17.0%	17.0%
			Margins	1.1 - 3.2%	2.2%
			Probability of outcomes (1)	20.0 - 50.0%	34.8%

  DCF = Discounted Cash Flow
  1M = 1 Month

(1)
Probability of outcomes is the probability of projected CCM earnings over the earn-out period based upon three scenarios (base, low and high). The estimated aggregate undiscounted earn out payments to the seller over the remaining earn out period of two years as of December 31, 2015 was $59.1 million, and the estimated range of undiscounted earn out payments as of December 31, 2015 was $30.1 million to $83.5 million.

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

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           The following tables present the changes in recurring fair value measurements included in net earnings for the years ended December 31, 2015 and 2014:

	Recurring Fair Value Measurements
	Change in Fair Value Included in Net Earnings
	For the year ended December 31, 2015
			Change in Fair Value of
	Interest Income (1)	Interest Expense (1)	Net Trust Assets		Long-term Debt	Other Revenue and Expense	Gain on sale of loans, net	Total
Investment securities available-for-sale	$10	$-	$15		$-	$-	$-	$25
Securitized mortgage collateral	64,256	-	(49,052)		-	-	-	15,204
Securitized mortgage borrowings	-	(211,272)	50,481		-	-	-	(160,791)
Derivative liabilities, net, securitized trusts	-	-	(487)	(2)	-	-	-	(487)
Long-term debt	-	(1,115)	-		(8,661)	-	-	(9,776)
Mortgage servicing rights (3)	-	-	-		-	(10,939)	-	(10,939)
Warrant	-	-	-		-	(84)	-	(84)
Contingent consideration	-	-	-		-	37,778	-	37,778
Mortgage loans held-for-sale	-	-	-		-	-	404	404
Derivative assets – IRLCs	-	-	-		-	-	6,300	6,300
Derivative liabilities – Hedging Instruments	-	-	-		-	-	616	616

Total	$64,266	$(212,387)	$957	(4)	$(8,661)	$26,755	$7,320	$(121,750)

(1)
Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
(2)
Included in this amount is $3.6 million in changes in the fair value of derivative instruments, offset by $4.1 million in cash payments from the securitization trusts for the year ended December 31, 2015.
(3)
Included in (loss) gain on mortgage servicing rights in the consolidated statements of operations.
(4)
For the year ended December 31, 2015, change in the fair value of trust assets, excluding REO was $1.0 million. Excluded from the $5.0 million change in fair value of net trust assets, excluding REO, in the accompanying consolidated statement of cash flows is $4.1 million in cash payments from the securitization trusts related to the Company's net derivative liabilities.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Loss
	For the year ended December 31, 2014
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
(4)
For the year ended December 31, 2014, change in the fair value of trust assets, excluding REO was $3.5 million. Excluded from the $(8.7) million change in fair value of net trust assets, excluding REO, in the accompanying consolidated statement of cash flows is $5.2 million in cash payments from the securitization trusts related to the Company's net derivative liabilities.

           The following is a description of the measurement techniques for items recorded at estimated fair value on a recurring basis.

           Investment securities available-for-sale—Investment securities available-for-sale are carried at fair value. The investment securities consist primarily of non-investment grade mortgage-backed securities. The fair value of the investment securities is measured based upon the Company's expectation of inputs that other market participants would use. Such assumptions include judgments about the underlying collateral, prepayment speeds, future credit losses, forward interest rates and certain other factors. Given the lack of observable market data as of December 31, 2015 and 2014 relating to these securities, the estimated fair value of the investment securities available-for-sale was measured using significant internal expectations of market participants' assumptions. Investment securities available-for-sale are classified as a Level 3 measurement at December 31, 2015.

           Mortgage servicing rights—The Company elected to carry its entire mortgage servicing rights arising from its mortgage loan origination operation at fair value. The fair value of mortgage servicing rights is based upon a discounted cash flow model. The valuation model incorporates assumptions that market participants would use in estimating the fair value of servicing. These assumptions include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, prepayment and late fees, among other considerations. Mortgage servicing rights are considered a Level 3 measurement at December 31, 2015.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           Mortgage loans held-for-sale—The Company elected to carry its mortgage loans held-for-sale originated or acquired from its mortgage lending operation at fair value. Fair value is based on quoted market prices, where available, prices for other traded mortgage loans with similar characteristics, and purchase commitments and bid information received from market participants. Given the meaningful level of secondary market activity for mortgage loans, active pricing is available for similar assets and accordingly, the Company classifies its mortgage loans held-for-sale as a Level 2 measurement at December 31, 2015.

           Securitized mortgage collateral—The Company elected to carry all of its securitized mortgage collateral at fair value. These assets consist primarily of non-conforming mortgage loans securitized between 2002 and 2007. Fair value measurements are based on the Company's internal models used to compute the net present value of future expected cash flows, with observable market participant assumptions, where available. The Company's assumptions include its expectations of inputs that other market participants would use in pricing these assets. These assumptions include judgments about the underlying collateral, prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of December 31, 2015, securitized mortgage collateral had an unpaid principal balance of $5.7 billion, compared to an estimated fair value on the Company's balance sheet of $4.6 billion. The aggregate unpaid principal balance exceeds the fair value by $1.1 billion at December 31, 2015. As of December 31, 2015, the unpaid principal balance of loans 90 days or more past due was $0.8 billion compared to an estimated fair value of $0.4 billion. The aggregate unpaid principal balances of loans 90 days or more past due exceed the fair value by $0.4 billion at December 31, 2015. Securitized mortgage collateral is considered a Level 3 measurement at December 31, 2015.

           Securitized mortgage borrowings—The Company elected to carry all of its securitized mortgage borrowings at fair value. These borrowings consist of individual tranches of bonds issued by securitization trusts and are primarily backed by non-conforming mortgage loans. Fair value measurements include the Company's judgments about the underlying collateral and assumptions such as prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of December 31, 2015, securitized mortgage borrowings had an outstanding principal balance of $5.7 billion, net of $2.2 billion in bond losses, compared to an estimated fair value of $4.6 billion. The aggregate outstanding principal balance exceeds the fair value by $1.1 billion at December 31, 2015. Securitized mortgage borrowings are considered a Level 3 measurement at December 31, 2015.

           Contingent consideration—Contingent consideration is applicable to the acquisition of CCM and is estimated and recorded at fair value at the acquisition date as part of purchase price consideration. Additionally, each reporting period, the Company estimates the change in fair value of the contingent consideration and any change in fair value is recognized in the Company's consolidated statements of operations if it is determined to not be a measurement period adjustment. The estimate of the fair value of contingent consideration requires significant judgment and assumptions to be made about future operating results, discount rates and probabilities of various projected operating result scenarios. During the year ended December 31, 2015, the change in fair value of contingent consideration was related to the estimated reduction in future pre-tax earnings of CCM over the expected earn-out period, primarily due to margin compression. Future revisions to these assumptions could materially change the estimated fair value of contingent consideration and materially affect the Company's financial results. Contingent consideration is considered a Level 3 measurement at December 31, 2015.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           Long-term debt—The Company elected to carry all of its long-term debt (consisting of trust preferred securities and junior subordinated notes) at fair value. These securities are measured based upon an analysis prepared by management, which considered the Company's own credit risk, including settlements with trust preferred debt holders and discounted cash flow analysis. As of December 31, 2015, long-term debt had an unpaid principal balance of $70.5 million compared to an estimated fair value of $31.9 million. The aggregate unpaid principal balance exceeds the fair value by $38.6 million at December 31, 2015. The long-term debt is considered a Level 3 measurement at December 31, 2015.

           Derivative assets and liabilities, Securitized trusts—For non-exchange traded contracts, fair value is based on the amounts that would be required to settle the positions with the related counterparties as of the valuation date. Valuations of derivative assets and liabilities are based on observable market inputs, if available. To the extent observable market inputs are not available, fair values measurements include the Company's judgments about future cash flows, forward interest rates and certain other factors, including counterparty risk. Additionally, these values also take into account the Company's own credit standing, to the extent applicable; thus, the valuation of the derivative instrument includes the estimated value of the net credit differential between the counterparties to the derivative contract. As of December 31, 2015, the notional balance of derivative assets and liabilities, securitized trusts was $67.7 million. These derivatives are included in the consolidated securitization trusts, which are nonrecourse to the Company, thus the economic risk from these derivatives is limited to the Company's residual interests in the securitization trusts. Derivative assets and liabilities, securitized trusts are considered a Level 3 measurement at December 31, 2015.

           Derivative assets and liabilities, Lending—The Company's derivative assets and liabilities are carried at fair value as required by GAAP and are accounted for as free standing derivatives. The derivatives include IRLCs with prospective residential mortgage borrowers whereby the interest rate on the loan is determined prior to funding and the borrowers have locked in that interest rate. These commitments are determined to be derivative instruments in accordance with GAAP. The derivatives also include hedging instruments (typically TBA MBS) used to hedge the fair value changes associated with changes in interest rates relating to its mortgage lending originations as well as mortgage servicing rights. The Company hedges the period from the interest rate lock (assuming a fall-out factor) to the date of the loan sale. The estimated fair value of IRLCs are based on underlying loan types with similar characteristics using the TBA MBS market, which is actively quoted and easily validated through external sources. The data inputs used in this valuation include, but are not limited to, loan type, underlying loan amount, note rate, loan program, and expected sale date of the loan, adjusted for current market conditions. These valuations are adjusted at the loan level to consider the servicing release premium and loan pricing adjustments specific to each loan. For all IRLCs, the base value is then adjusted for the anticipated Pull-through Rate. The anticipated Pull-through Rate is an unobservable input based on historical experience, which results in classification of IRLCs as a Level 3 measurement at December 31, 2015.

           The fair value of the Hedging Instruments is based on the actively quoted TBA MBS market using observable inputs related to characteristics of the underlying MBS stratified by product, coupon and settlement date. Therefore, the Hedging Instruments are classified as a Level 2 measurement at December 31, 2015.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           Warrant—Upon entering an arrangement to facilitate the Company's ability to offer Non-QM mortgage products, a warrant to purchase up to 9.9% of Impac Mortgage Corp. was issued. The warrant expired in August 2015 and was not exercised. The estimated fair value of the warrant was based on a model incorporating various assumptions including expected future book value of Impac Mortgage Corp., the probability of the warrant being exercised, volatility, expected term and certain other factors. The warrant was considered a Level 3 measurement at December 31, 2014.

Nonrecurring Fair Value Measurements

           The Company is required to measure certain assets and liabilities at estimated fair value from time to time. These fair value measurements typically result from the application of specific accounting pronouncements under GAAP. The fair value measurements are considered nonrecurring fair value measurements under FASB ASC 820-10.

           The following tables present financial and non-financial assets and liabilities measured using nonrecurring fair value measurements at December 31, 2015 and 2014, respectively:

	Nonrecurring Fair Value Measurements			Total Gains (Losses) (1)
	December 31, 2015			For the Year Ended December 31, 2015
	Level 1	Level 2	Level 3
REO (2)	$-	$1,555	$-	$(6,595)
Lease liability (3)	-	-	-	(53)
Deferred charge (4)	-	-	9,963	(1,558)

(1)
Total losses reflect losses from all nonrecurring measurements during the period.
(2)
Balance represents REO at December 31, 2015 which has been impaired subsequent to foreclosure. For the year ended December 31, 2015, the $6.6 million loss represents impairment of the net realizable value (NRV) attributable to an increase in state specific loss severities on properties held during the period which resulted in an increase to NRV.
(3)
For the year ended December 31, 2015, the Company recorded $53 thousand in losses resulting from changes in lease liabilities as a result of changes in the Company's expected minimum future lease payments, net.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

(4)
For the year ended December 31, 2015, the Company recorded $1.6 million in income tax expense resulting from impairment write-downs based on changes in estimated cash flows and lives of the related mortgages retained in the securitized mortgage collateral.

	Non-recurring Fair Value Measurements			Total Gains (Losses) (1)
	December 31, 2014			For the Year Ended December 31, 2014
	Level 1	Level 2	Level 3
REO (2)	$-	$3,030	$-	$7,581
Lease liability (3)	-	-	(1,578)	(681)
Deferred charge (4)	-	-	11,521	(453)

(1)
Total losses reflect losses from all nonrecurring measurements during the period.
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
(4)
For the year ended December 31, 2014, the Company recorded $453 thousand in income tax expense resulting from impairment write-downs based on changes in estimated cash flows and lives of the related mortgages retained in the securitized mortgage collateral.

           Real estate owned—REO consists of residential real estate acquired in satisfaction of loans. Upon foreclosure, REO is adjusted to the estimated fair value of the residential real estate less estimated selling and holding costs, offset by expected contractual mortgage insurance proceeds to be received, if any. Subsequently, REO is recorded at the lower of carrying value or estimated fair value less costs to sell. REO balance representing REOs which have been impaired subsequent to foreclosure are subject to nonrecurring fair value measurement and included in the nonrecurring fair value measurements tables. Fair values of REO are generally based on observable market inputs, and considered Level 2 measurements at December 31, 2015.

           Lease liability—In connection with the discontinuation of our non-conforming mortgage, retail mortgage, warehouse lending and commercial operations, a significant amount of office space that was previously occupied is no longer being used by the Company. The Company has subleased a significant amount of this office space. The Company has recorded a liability representing the present value of the minimum lease payments over the remaining life of the lease, offset by the expected proceeds from sublet revenue related to this office space. This liability is based on present value techniques that incorporate the Company's judgments about estimated sublet revenue and discount rates. Therefore, this liability is considered a Level 3 measurement at December 31, 2015.

           Deferred charge—Deferred charge represents the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH in prior years. The Company evaluates the deferred charge for impairment quarterly using internal estimates of

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

estimated cash flows and lives of the related mortgages retained in the securitized mortgage collateral. If the deferred charge is determined to be impaired, it is recognized as a component of income tax expense. For the year ended December 31, 2015, the Company recorded $1.6 million in income tax expense resulting from deferred charge impairment write-downs based on changes in estimated fair value of securitized mortgage collateral. Deferred charge is considered a Level 3 measurement at December 31, 2015.

Note 18.—Reconciliation of Earnings Per Share

           The following table presents the computation of basic and diluted earnings per common share, including the dilutive effect of stock options and cumulative redeemable preferred stock outstanding for the periods indicated:

	For the Year Ended December 31,
	2015	2014
Numerator for basic earnings (loss) per share:
Net earnings (loss)	$80,799	$(6,322)
Numerator for diluted earnings (loss) per share:
Net earnings (loss)	$80,799	$(6,322)
Interest expense attributable to convertible notes	2,719	-

Net earnings (loss) plus interest expense attributable to convertible notes	$83,518	$(6,322)

Denominator for basic earnings (loss) per share (1):
Basic weighted average common shares outstanding during the year	10,094	9,344

Denominator for diluted earnings (loss) per share (1):
Basic weighted average common shares outstanding during the year	10,094	9,344
Net effect of dilutive convertible notes	2,597	-
Net effect of dilutive stock options and DSU's	354	-

Diluted weighted average common shares	13,045	9,344

Net earnings (loss) per common share:
Basic	$8.00	$(0.68)

Diluted	$6.40	$(0.68)

(1)
Share amounts presented in thousands.

           The anti-dilutive stock options outstanding for the years ending December 31, 2015 and 2014 were 357 thousand and 2.9 million shares, respectively. Included in the anti-dilutive shares for 2014 are 1.8 million shares attributable to the Convertible Notes.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Note 19.—Income Taxes

           The Company is subject to federal income taxes as a regular (Subchapter C) corporation and files a consolidated U.S. federal income tax return.

           Income taxes for the years ended December 31, 2015 and 2014 were as follows:

	For the year ended December 31,
	2015	2014
Current income taxes:
Federal	$2,149	$940
State	395	365

Total current income tax expense	2,544	1,305

Deferred income taxes:
Federal	(21,367)	-
State	(3,053)	-

Total deferred income tax benefit	(24,420)	-

Total income tax (benefit) expense	$(21,876)	$1,305

           The Company recorded income tax (benefit) expense of $(21.9) million and $1.3 million for the years ended December 31, 2015 and 2014, respectively. For the year ended December 31, 2015, the Company recorded a deferred income tax benefit of $24.4 million primarily the result of a reversal of valuation allowance partially offset by federal alternative minimum tax (AMT), amortization of the deferred charge and state income taxes from states where the Company does not have net operating loss carryforwards or state minimum taxes, including AMT. The income tax expense of $1.3 million for 2014 is primarily the result of the federal AMT, amortization of the deferred charge and state income taxes from states where the Company does not have net operating loss carryforwards or state minimum taxes, including AMT. The deferred charge represents the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH prior to 2008. The deferred charge is amortized and/or impaired, which does not result in any tax liability to be paid. The deferred charge is included in other assets in the accompanying consolidated balance sheets and is amortized as a component of income tax expense in the accompanying consolidated statement of operations.

           Deferred tax assets are recognized subject to management's judgment that realization is "more likely than not". A valuation allowance is recognized for a deferred tax asset if, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. In making such judgments, significant weight is given to evidence that can be objectively verified. As of each reporting date, the Company considers new evidence, both positive and negative, that could impact management's view with regard to future realization of deferred tax assets. Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences. The Company's evaluation is based on current tax laws as well as management's expectation of future performance.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           The Company's deferred tax assets are primarily the result of net operating losses and other fair value write downs of financial assets and liabilities. As of December 31, 2014, the Company had net deferred tax assets of approximately $295.2 million which the Company recorded a full valuation allowance against. During the first quarter of 2015, with the aforementioned acquisition of CCM, the Company significantly expanded its mortgage lending operations and profitability. As of March 31, 2015, in part because of the earnings of CCM during the first quarter of 2015, current year projected earnings, future projected earnings as well as the historical earnings of CCM, management determined that sufficient positive evidence exists to conclude that it is more likely than not that deferred taxes of $24.4 million are realizable in future years, and therefore, reduced the valuation allowance accordingly.

           The Company has recorded a valuation allowance against its remaining net deferred tax assets at December 31, 2015 as it is more likely than not that not all of the deferred tax assets will be realized. The valuation allowance is based on the management's assessment that it is more likely than not that certain deferred tax assets, primarily net operating loss carryforwards, may not be realized in the foreseeable future due to objective negative evidence that the Company would not generate sufficient taxable income to realize the deferred tax assets.

           Deferred tax assets are comprised of the following temporary differences between the financial statement carrying value and the tax basis of assets:

	For the year ended December 31,
	2015	2014
Deferred tax assets:
Federal and state net operating losses	194,562	196,954
Mortgage securities	139,284	119,758
Depreciation and amortization	521	620
Compensation and other accruals	5,813	6,919
Repurchase reserve	2,346	2,287

Total gross deferred tax assets	342,526	326,538
Deferred tax liabilities:
Fair value (1)	(35,075)	(20,767)
Mortgage servicing rights	(16,324)	(9,773)
Derivatives	(424)	(792)

Total gross deferred tax liabilities	(51,823)	(31,332)
Valuation allowance	(266,283)	(295,206)

Total net deferred tax assets	$24,420	$-

(1)
Includes fair value adjustments to long-term debt, LHFS and fair value and accretion adjustments for the contingent consideration.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           The following is a reconciliation of income taxes to the expected statutory federal corporate income tax rates for the years ended December 31, 2015 and 2014:

	For the year ended December 31,
	2015	2014
Expected income tax expense (benefit)	$20,623	$(1,756)
State tax (benefit), net of federal benefit	256	(248)
Change in valuation allowance	(44,163)	2,735
Deferred charge	1,558	453
Other	(150)	121

Total income tax (benefit) expense	$(21,876)	$1,305

           As of December 31, 2015, the Company had estimated federal and state net operating loss (NOL) carryforwards of approximately $462.0 million and $421.2 million, respectively. Federal and state net operating loss carryforwards begin to expire in 2027 and 2016, respectively.

           The Company files numerous tax returns in various jurisdictions. While the Company is subject to examination by various taxing authorities, the Company believes there are no unresolved issues or claims likely to be material to its financial position. The Company classifies interest and penalties on taxes as provision for income taxes. As of December 31, 2015 and 2014, the Company has no material uncertain tax positions. The Company has federal and state AMT credits in the amount of $1.2 million and $298 thousand, respectively, as of December 31, 2015.

           The Company recognizes tax benefits associated with the exercise of stock options directly to stockholders' equity only when realized. A windfall tax benefit occurs when the actual tax benefit realized upon an employee's disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award. At December 31, 2015 and 2014, deferred tax assets do not include $4.9 million and $3.8 million respectively of excess tax benefits from stock-based compensation.

Note 20.—Segment Reporting

           The Company has three primary reporting segments which include mortgage lending, real estate services and long-term mortgage portfolio. Unallocated corporate and other administrative costs, including the costs associated with being a public company, are presented in Corporate and other.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           The following table presents selected balance sheet data by reporting segment as of the dates indicated:

Balance Sheet Items as of December 31, 2015:	Mortgage Lending	Real Estate Services	Long-term Portfolio	Corporate and other	Consolidated
Cash and cash equivalents	$32,023	$-	$-	$386	$32,409
Restricted cash	3,474	-	-	-	3,474
Mortgage loans held-for-sale	310,191	-	-	-	310,191
Finance receivables	36,368	-	-	-	36,368
Mortgage servicing rights	36,425	-	-	-	36,425
Trust assets	-	-	4,594,534	-	4,594,534
Goodwill	104,587	351	-	-	104,938
Other assets (1)	50,580	3,582	10,167	28,649	92,978
Total assets	573,648	3,933	4,604,701	29,035	5,211,317
Total liabilities	427,703	3,845	4,612,634	52,645	5,096,827

Balance Sheet Items as of December 31, 2014:	Mortgage Lending	Real Estate Services	Long-term Portfolio	Corporate and other	Consolidated
Cash and cash equivalents	$9,434	$400	$-	$239	$10,073
Restricted cash	2,420	-	-	-	2,420
Mortgage loans held-for-sale	239,391	-	-	-	239,391
Finance receivables	8,358				8,358
Mortgage servicing rights	24,418	-	-	-	24,418
Trust assets	-	-	5,268,531	-	5,268,531
Other assets (1)	7,810	2,271	11,743	3,557	25,381
Total assets	291,831	2,671	5,280,274	3,796	5,578,572
Total liabilities	254,491	1,458	5,273,815	23,852	5,553,616

(1)
All segment asset balances exclude intercompany balances.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           The following table presents selected statement of operations information by reporting segment for the years ended December 31, 2015 and 2014:

Statement of Operations Items for the year ended December 31, 2015:	Mortgage Lending	Real Estate Services	Long-term Portfolio	Corporate and other	Consolidated
Gain on sale of loans, net	$169,206	$-	$-	$-	$169,206
Real estate services fees, net	-	9,850	-	-	9,850
Servicing income, net	6,102	-	-	-	6,102
Loss on mortgage servicing rights	(18,598)	-	-	-	(18,598)
Other revenue	25	-	263	109	397
Accretion of contingent consideration	(8,142)	-	-		(8,142)
Change in fair value of contingent consideration	45,920	-	-		45,920
Other expense	(119,261)	(5,951)	(677)	(7,570)	(133,459)
Other income (expense)	2,037	-	(9,786)	(4,604)	(12,353)

Net earnings (loss) before income taxes	$77,289	$3,899	$(10,200)	$(12,065)	58,923

Income tax benefit					(21,876)

Net earnings					$80,799

Statement of Operations Items for the year ended December 31, 2014:	Mortgage Lending	Real Estate Services	Long-term Portfolio	Corporate and other	Consolidated
Gain on sale of loans, net	$28,217	$-	$-	$-	$28,217
Real estate services fees, net	-	14,729	-	-	14,729
Servicing income, net	4,586	-	-	-	4,586
Loss on mortgage servicing rights	(5,116)	-	-	-	(5,116)
Other revenue	1,310	-	371	42	1,723
Total expense	(35,310)	(6,052)	(924)	(15,054)	(57,340)
Other income (expense)	1,353	(5)	8,456	(1,620)	8,184

Net (loss) earnings before income taxes	$(4,960)	$8,672	$7,903	$(16,632)	(5,017)

Income tax expense					1,305

Net loss					$(6,322)

Note 21.—Commitments and Contingencies

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

           The legal matters summarized below are ongoing and may have an effect on the Company's business and future financial condition and results of operations:

           On or about April 20, 2011, an action was filed entitled Federal Home Loan Bank of Boston v. Ally Financial Inc., et al., naming IMH Assets Corp, IFC, the Company, and ISAC as defendants. The complaint alleges misrepresentations in the materials used to market mortgage-backed securities that the plaintiff purchased. The complaint seeks damages and attorney's fees in an amount to be established at time of trial. The case was removed to the United States District Court for the District of Massachusetts and on September 30, 2013, the Court granted the Company's motion to dismiss claims against it arising under the Massachusetts Uniform Securities Act. The case remains pending as to other claims against the Company.

           On December 7, 2011, a purported class action was filed in the Circuit Court of Baltimore City entitled Timm, v. Impac Mortgage Holdings, Inc, et al. alleging on behalf of holders of the Company's 9.375% Series B Cumulative Redeemable Preferred Stock (Preferred B) and 9.125% Series C Cumulative Redeemable Preferred Stock (Preferred C) who did not tender their stock in connection with the Company's 2009 completion of its Offer to Purchase and Consent Solicitation that the Company failed to achieve the required consent of the Preferred B and C holders, the consents to amend the Preferred stock were not effective because they were given on unissued stock (after redemption), the Company tied the tender offer with a consent requirement that constituted an improper "vote buying" scheme, and that the tender offer was a breach of a fiduciary duty. The action seeks the payment of two quarterly dividends for the Preferred B and C holders, the unwinding of the consents and reinstatement of the cumulative dividend on the Preferred B and C stock, and the election of two directors by the Preferred B and C holders. The action also seeks punitive damages and legal expenses. The court, on January 28, 2013, dismissed all individual director and officer defendants from the case and further dismissed three of the six causes of action. The remaining causes of action against the Company allege the Preferred B holders did not approve amendments to its Articles Supplementary and the holders thereof seek to recover two quarters of dividends and to elect two members to the Board of Directors of the Company. On November 27, 2013, the court denied the plaintiff's motion to reconsider the court's January 28, 2013 order. The Company and Plaintiffs have filed a motion for summary judgment on the remaining claims and motions are currently pending.

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

           On December 14, 2013, a matter was filed in the US District Court, District of Minnesota, entitled Residential Funding Company, LLC v. Impac Funding Corp. alleging the defendant is responsible for unspecific debts of Pinnacle Direct Funding Corp., as its successor in interest. On April 3, 2014, the plaintiff filed a First Amended Complaint alleging the defendant is responsible for breaches of representations and warranties in connection with certain loan sales from Pinnacle to plaintiff. The plaintiff seeks declaratory relief and unspecified damages. The Company filed a motion for summary judgment, which remains pending.

           On October 28, 2014, an action was filed in the Superior Court of the State of California in Orange County entitled Mallory Hill v. Impac Mortgage Holdings, Inc., Impac Mortgage Corporation et al. In the action Mr. Hill seeks compensatory damages, general damages, treble damages, exemplary damages, an accounting, injunctive relief, attorney's fees and costs for claims based upon a consulting agreement entered into with Mr. Hill, a purported employment relationship entered into with Mr. Hill and other purported claims. The Company filed a motion for summary judgment, which remains pending.

           In October 2011 and November 2012, the Company received letters from Countrywide Securities Corporation (Countrywide), Merrill Lynch, Pierce, Fenner & Smith Incorporated (Merrill Lynch), and UBS Securities LLC (UBS) claiming indemnification relating to mortgage-backed securities bonds issued, originated or sold by ISAC, IFC, IMH Assets Corp. and the Company. The claims seek indemnification from claims asserted against Countrywide, Merrill Lynch, and UBS in specified legal actions entitled American International Group Inc. v. Bank of America Corp., et al, in the United States District Court for the Southern District of New York and Federal Home Loan Bank of Boston v. Ally Financial, Inc., et al, in the United States District Court for the District of Massachusetts. The notices each seek indemnification for all losses, liabilities, damages and legal fees and costs incurred in those actions. Further related to these claims, the Company received a demand from American International Group (AIG) for claims it purports to have based upon 12 residential mortgage-backed Securities it purchased in which the Company was depositor, sponsor, seller and/or originator. AIG contends it has suffered almost $800 million in losses on the securities and contends there were misrepresentations and breaches of representations and warranties regarding the securities. In October 2012, January 2013, and December 2014, Deutsche Bank issued indemnification demands for claims asserted against them in the Superior Court of New York in cases entitled Royal Park Investments SA/NV v. Merrill Lynch, et al. and Dealink Funding Ltd. v. Deutsche Bank and in the Circuit Court for the City of Richmond, Virginia, in a case entitled Commonwealth of VA, et al. v. Barclays Capital Inc, et al. In February of 2013 the Company also received a notice of intent to seek indemnification on behalf of Deutsche Bank AG, Deutsche Bank Securities, Inc., DB Structured Products, Inc., ACE Securities Corp and Deutsche Alt-A Securities, Inc. The claim relates to an action filed against those entities in the Superior Court of New York.

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

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Lease Commitments

           The Company leases office space and certain office equipment under long-term leases expiring at various dates through 2024. Future minimum commitments under non-cancelable leases are as follows:

	Operating Leases	Capital Leases	Total
Year 2016	$5,315	$420	$5,735
Year 2017	4,672	149	4,821
Year 2018	4,794	13	4,807
Year 2019	4,610	-	4,610
Year 2020 and thereafter	15,783	-	15,783

Subtotal	35,174	582	35,756
Sublet income	(2,079)	-	(2,079)

Total lease commitments	$33,095	$582	$33,677

           Total rental expense for the years ended December 31, 2015 and 2014 was $4.7 million and $5.0 million, respectively.

           Interest expense on the capital leases was $57 thousand and $72 thousand for the years ended December 31, 2015 and 2014, respectively.

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

           The following table summarizes the repurchase reserve activity related to previously sold loans for the years ended December 31, 2015 and 2014 is as follows:

	December 31,
	2015	2014
Beginning balance	$5,714	$9,478
Provision for repurchases	1,012	2,252
Settlements	(1,490)	(6,016)

Total repurchase reserve	$5,236	$5,714

Concentration of Risk

           The aggregate unpaid principal balance of loans in the Company's long-term mortgage portfolio secured by properties in California and Florida was $3.0 billion and $597.0 million, or 51% and 10%, respectively, at December 31, 2015.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           The Company does not have a significant concentration of risk to any individual client except for the U.S. government and its agencies relating to its concentration of loan sales. However, a geographic concentration arises because 79% of the Company originations were from California.

Note 22.—Share Based Payments and Employee Benefit Plans

           The Company maintains a stock-based incentive compensation plan, the terms of which are governed by the 2010 Omnibus Incentive Plan (the 2010 Incentive Plan). The 2010 Incentive Plan provides for the grant of stock appreciation rights, restricted stock units, performance shares and other stock and cash-based incentive awards. Employees, directors, consultants or other persons providing services to the Company or its affiliates are eligible to receive awards pursuant to the 2010 Incentive Plan. In connection with the adoption of the 2010 Incentive Plan, the Company's 2001 Stock Plan, which was scheduled to expire in March 2011, was frozen. Further, all outstanding awards under the 2001 Stock Plan, as well as the Company's previous 1995 Stock Option, Deferred Stock and Restricted Stock Plan (together with the 2001 Stock Plan, the "Prior Plans"), were assumed by the 2010 Incentive Plan. During the third quarter of 2014, the shareholders voted on and approved the amendment to the 2010 Omnibus Incentive Plan to increase the shares subject to the plan by 300,000 shares. As of December 31, 2015, the aggregate number of shares reserved under the 2010 Incentive Plan is 1,628,521 shares (including all outstanding awards assumed from Prior Plans), and there were 68,381 shares available for grant as stock options, restricted stock and deferred stock awards. The Company issues new shares of common stock to satisfy stock option exercises. There were 405,800 options granted for the year ended December 31, 2015.

           The fair value of options granted, which is amortized to expense over the option vesting period, is estimated on the date of grant with the following weighted average assumptions:

	For the year ended December 31,
	2015	2014
Risk-free interest rate	1.54 - 1.76%	1.08 - 1.79%
Expected lives (in years)	5.50 - 5.73	3.48 - 5.73
Expected volatility (1)	49.53 - 79.56%	70.47 - 75.93%
Expected dividend yield	0.00%	0.00%
Fair value per share	$6.74 - $9.96	$2.69 - $4.46

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

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           The following table summarizes activity, pricing and other information for the Company's stock options for the years presented below:

	For the year ended December 31,
			2014
	2015
				Weighted- Average Exercise Price
	Number of Shares	Weighted- Average Exercise Price	Number of Shares
Options outstanding at beginning of period	1,078,230	$6.88	787,132	$9.07
Options granted	405,800	19.59	409,250	5.41
Options exercised	(243,971)	3.98	(14,622)	2.58
Options forfeited/cancelled	(124,779)	9.44	(103,530)	18.30

Options outstanding at end of period	1,115,280	11.85	1,078,230	6.88

Options exercisable at end of period	476,998	$8.23	534,323	$6.72

           The aggregate intrinsic value in the following table represents the total pre-tax intrinsic value, based on the Company's closing stock price of $18.00 and $6.20 per common share as of December 31, 2015 and 2014, respectively. Aggregate intrinsic value represents the amount of proceeds the option holders would have received had all option holders exercised their options and sold the stock as of that date.

	As of December 31,
	2015		2014
	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at end of year	8.05	$7,753	7.89	$1,631

Options exercisable at end of year	6.68	$4,662	6.50	$1,319

           As of December 31, 2015, there was approximately $3.4 million of total unrecognized compensation cost related to stock option compensation arrangements granted under the plan, net of estimated forfeitures. That cost is expected to be recognized over the remaining weighted average period of 2.3 years.

           For the years ended December 31, 2015 and 2014, the aggregate grant-date fair value of stock options granted was approximately $3.8 million and $1.4 million, respectively.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

           For the years ended December 31, 2015 and 2014, total stock-based compensation expense was $1.6 million and $1.9 million, respectively.

           Additional information regarding stock options outstanding as of December 31, 2015 is as follows:

	Stock Options Outstanding			Options Exercisable
Exercise Price Range	Number Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 0 - 2.80	139,404	4.61	$2.29	139,404	$2.29
2.81 - 5.39	285,578	8.56	5.39	93,425	5.39
5.40 - 10.65	172,999	7.89	10.52	85,670	10.65
10.66 - 16.43	160,499	6.95	13.84	158,499	13.81
16.44 - 21.50	356,800	9.56	20.52	-	-

$ 2.80 - 21.50	1,115,280	8.05	$11.85	476,998	$8.23

           In addition to the options granted, the Company has granted deferred stock units (DSU's), which vest between one and three year periods. The fair value of each DSU was measured on the date of grant using the grant date price of the Company's stock. For the years ended December 31, 2015 and 2014, the aggregate grant-date fair value of DSU's granted was approximately $103 thousand and $20 thousand, respectively.

           The following table summarizes activity, pricing and other information for the Company's DSU's for the years presented below:

	For the year ended December 31,
	2015		2014
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
DSU's outstanding at beginning of period	75,750	$8.63	72,000	$8.80
DSU's granted	5,000	20.50	3,750	5.39
DSU's exercised	-	-	-	-
DSU's forfeited/cancelled	-	-	-	-

DSU's outstanding at end of period	80,750	$9.36	75,750	$8.63

           As of December 31, 2015, there was approximately $116 thousand of total unrecognized compensation cost related to the DSU compensation arrangements granted under the plan. This cost is expected to be recognized over a weighted average period of 0.6 years.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

401(k) Plan

           After meeting certain employment requirements, employees can participate in the Company's 401(k) plan. Under the 401(k) plan, employees may contribute up to 25% of their salaries, pursuant to certain restrictions. The Company matches 50% of the first 4% of employee contributions. Additional contributions may be made at the discretion of the board of directors. During the year ended December 31, 2015, the Company recorded approximately $299 thousand for basic matching contributions. During the year ended December 31, 2014, the Company recorded approximately $289 thousand for basic matching contributions. There were no discretionary matching contributions recorded during the years ended December 31, 2015 or 2014.

Note 23.—Related Party Transactions

           In January 2015, the Company entered into a $5.0 million short-term borrowing agreement with a related party of the Company, secured by Ginnie Mae servcing rights with an interest rate of 15%, and transaction costs of $50 thousand. The balance was repaid in March 2015.

           In April 2015, the Company issued a $10.0 million short-term Promissory Note to a related party with an interest rate of 15%. The balance was repaid in May 2015.

Note 24.—Tax Benefits Preservation Rights Plan

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

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data or as otherwise indicated)

Note 25.—Subsequent Events

           In January 2016, pursuant to the terms of the $20.0 million Convertible Promissory Notes issued in April 2013 (the "Notes"), the Company elected to exercise its option to convert the Notes to common stock. The conversion will result in the Company issuing an aggregate of 1,839,080 shares of common stock. As a result of the transaction, the Company converted $20.0 million of debt into equity and is required to pay interest through April 2016. The Company and the noteholders entered into a consent and waiver agreement whereby the noteholders agreed to delay the payment of unpaid interest until it was originally due, in March and April 2016. No gain or loss was recorded as a result of the transaction.