Form 10-K/A
period 2015-12-31
IMPAC MORTGAGE HOLDINGS INC
filed 2016-04-22
CIK 1000298

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☒

As of June 30, 2015, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $143.5 million, based on the closing sales price of common stock on the NYSE MKT on June 30, 2015. For purposes of the calculation only, all directors and executive officers and beneficial holders of more than 10% of the stock of the registrant have been deemed affiliates. There were 12,322,522 shares of common stock outstanding as of April 22, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K/A:

None.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Original Filing”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2016, of Impac Mortgage Holdings, Inc. Because we do not expect to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2015, we are filing this Amendment to provide the information required by Items 10, 11, 12, 13 and 14 of Part III of the SEC’s Form 10-K and not included in the Original Filing.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment includes as exhibits the certifications required of our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002. We have included Part IV, Item 15 in this Amendment solely to reflect the filing of these exhibits with this Amendment. We are not including certifications required under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

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

Unless otherwise noted or as the context otherwise requires, the term “the Company,” “we,” “us,” or “our” refers to Impac Mortgage Holdings, Inc. and its subsidiaries.

IMPAC MORTGAGE HOLDINGS, INC.

2015 FORM 10-K/A ANNUAL REPORT

(Amendment No. 1)

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

NAME	AGE	POSITION
Joseph R. Tomkinson	68	Chairman of the Board and Chief Executive Officer
William S. Ashmore	66	President and Director
James Walsh	66	Director
Frank P. Filipps	68	Director
Stephan R. Peers	63	Director
Leigh J. Abrams	73	Lead Independent Director
Todd R. Taylor	51	Executive Vice President and Chief Financial Officer
Ronald M. Morrison	65	General Counsel, Executive Vice President and Secretary

Joseph R. Tomkinson has been Chairman of the Board since April 1998 and Chief Executive Officer and a Director of the Company since its formation in August 1995. Mr. Tomkinson was also an officer and director of a real estate investment trust investing in commercial mortgage assets and a specialty finance company until its sale. Mr. Tomkinson brings over 35 years of combined experience in real estate, real estate financing and mortgage banking. The Company believes that Mr. Tomkinson’s financial and business expertise, including his past senior executive positions and operating experience with real estate and finance companies, give him the qualifications and skills to serve as a director.

William S. Ashmore has been President of the Company since August 1995 and a Director since July 1997. Mr. Ashmore also served as the Chief Operating Officer from August 1995 to May 2006. Mr. Ashmore has over 35 years of combined experience in real estate, asset liability management, risk management, and mortgage banking. Mr. Ashmore received a B.S. degree in Psychology from the University of California at Los Angeles in 1971 and a Master’s degree in Social Psychology from California State University at Northridge in 1974. The Company believes that Mr. Ashmore’s real estate, financial and business expertise give him the qualifications and skills to serve as a director.

James Walsh has been a Director of IMH since August 1995. Since January 2000, he has been Managing Director of Sherwood Trading and Consulting Corporation. The Company believes that Mr. Walsh’s financial and business expertise, including his past senior executive positions and operating experience with large, complex organizations give him the qualifications and skills to serve as a director.

Frank P. Filipps has been a Director of IMH since August 1995. From April 2005 to July 2008, Mr. Filipps was Chairman and Chief Executive Officer of Clayton Holdings, Inc., a mortgage services company. From June 1999 to April 2005, Mr. Filipps was Chairman and Chief Executive Officer of Radian Group, Inc. (NYSE: RDN) and its principal subsidiary, Radian Guaranty, Inc., which were formed through a merger of Amerin and Commonwealth Mortgage Assurance Company. Mr. Filipps has been a director of Orchid Island Capital (NYSE: ORC), a specialty finance company that invests in residential mortgage-backed securities, since February 2013 and was a director of Primus Guaranty, Ltd. (NYSE: PRS), a holding company primarily engaged in selling credit protection against investment grade credit obligations of corporate and sovereign entities, from September 2004 to December 2014, and a director of Fortegra Financial Corp (NYSE: FRF), an insurance services company, from December 2010 to December 2014. Mr. Filipps received a B.A. in Economics in 1969 from Rutgers University and a Master’s degree in Corporate Finance and International Business in 1972 from New York University. The Company believes that Mr. Filipps’s financial and business expertise, including a diversified background of managing companies and his past senior executive positions and operating experience with real estate-related and mortgage services companies, give him the qualifications and skills to serve as a director.

Stephan R. Peers has been a Director of IMH since October 1995. Since January 2005, Mr. Peers has been an independent financial advisor. From September 2001 to January 2005, Mr. Peers was a Managing Director of Sandler O’Neill & Partners, LP practicing corporate finance covering financial institutions. Mr. Peers received a B.S. in Civil Engineering from Manhattan College in 1974, a M.S. in Industrial Engineering from Stanford University in 1975 and an M.B.A. from Stanford University in 1979. The Company believes that Mr. Peers’ financial and business expertise, including his past senior executive positions and operating experience with corporate finance companies, gives him the qualifications and skills to serve as a director.

Leigh J. Abrams has been a Director of IMH since April 2001 and lead independent director since June 2004. Mr. Abrams is currently a director and Chairman Emeritus of Drew Industries Incorporated (NYSE: DW), which manufactures a wide variety of components for recreational vehicles and manufactured homes, and was the Chairman of the Board from January 2009 until May 2014. Prior to that, since August 1979, Mr. Abrams previously served as the President and Chief Executive Officer of Drew, from which he resigned in May 2008 and December 2008, respectively, to become Chairman of the Board of Drew. Mr. Abrams has served as a director of Drew Industries since August 1979. Mr. Abrams, a CPA, has over 35 years of experience in corporate finance, mergers and acquisitions, and operations. Mr. Abrams received a B.A in Accounting from Baruch College in 1964. The Company believes that Mr. Abrams’ financial and business expertise, including his past senior executive positions and operating experience with large, complex organizations, gives him the qualifications and skills to serve as a director.

Todd R. Taylor has been the Chief Financial Officer and Executive Vice President since November 2008. From February 2008 until November 2008, Mr. Taylor was the Interim Chief Financial Officer. Mr. Taylor joined IMH in October 2004 as the Senior Vice President, Controller and served in this position until he was promoted to Senior Vice President and Director of Accounting in June 2006. Mr. Taylor served as the Senior Vice President and Director of Accounting until he was promoted to Chief Accounting Officer in October 2007 in which he served until he was appointed to the Interim Chief Financial Officer in February 2008. Prior to joining IMH, Mr. Taylor served as the Chief Financial Officer and Secretary for Primal Solutions, Inc. from August 2003 until October 2004. Mr. Taylor earned his B.A. degree in Business from California State University at Fullerton and is a certified public accountant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our directors, executive officers, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership of such securities with the SEC. Directors, executive officers and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on review of the copies of such reports furnished to us during the fiscal year ended December 31, 2015, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% stockholders were satisfied by such persons except for the following: Todd M. Pickup, a shareholder of IMH, filed five late Form 4 reports with a total of 44 transactions.

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

Recommendation of Nominees to Our Board of Directors

Information concerning our procedures by which stockholders may recommend nominees to our board of directors is set forth in our proxy statement relating to our 2015 Annual Meeting of Stockholders under the heading “Corporate Governance and Board Matters—The Director Nomination Process.” We have not made any material changes to these procedures since they were last disclosed in our proxy statement.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

Summary Compensation Table

The following table presents compensation earned by our executive officers for the years ended December 31, 2015 and 2014 (the “Named Executive Officers”). The compensation of Messrs. Tomkinson and Ashmore is based on each of their employment agreements, which are further described below under “Employment Agreements.”

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)(3)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)		All Other Compensation ($)(6)	Total ($)
Joseph R. Tomkinson	2015	600,000	600,000	326,610	1,500,000	(4)	20,100	3,046,710
Chairman of the Board And Chief Executive	2014	600,000	200,000	132,825	—	(4)	14,400	947,225

William S. Ashmore	2015	600,000	600,000	326,610	1,500,000	(4)	20,100	3,046,710
President	2014	600,000	200,000	132,825	—	(4)	14,400	947,225

Todd R. Taylor	2015	360,000	—	245,435	230,500	(5)	6,000	841,935
Chief Financial Officer	2014	360,000	—	100,050	234,000	(5)	6,000	700,050

(1)                                 The amounts disclosed reflect the full grant date fair values in accordance with FASB ASC Topic 718. For assumptions used in calculation of the option awards, see “Note 19—Share Based Payments and Employee Benefit Plans” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. See “Option Grants During 2015” below for a further description of the terms of the options.

(2)                                 Amounts set forth in this column are based on the terms of the incentive bonuses set forth in the employment agreements as described below under “Employment Agreements.”

(3)                                 In 2015, the Board of Directors granted Messrs. Tomkinson and Ashmore a one-time discretionary bonus related to the acquisition of CashCall Mortgage. In 2014, the Board of Directors granted Mr. Tomkinson and Mr. Ashmore a one-time bonus for various actions taken over the past several years, including but not limited to the raising of operating funds, and the settlement of various lawsuits, as well as the negotiation and acquisition of CashCall Mortgage.

(4)                                 Mr. Tomkinson’s and Mr. Ashmore’s annual incentive bonus is based on 7.5% of the Company’s adjusted net earnings, subject to certain limitations.

(5)                                 During 2015 and 2014, Mr. Taylor was eligible to receive a quarterly incentive bonus of up to 65% of his base salary based upon the achievement of mutually agreed management objectives.

(6)                                 Consists of an annual car allowance, a fixed expense reimbursement with respect to Mr. Tomkinson and Mr. Ashmore, and a fringe benefit associated with an executive retention plan by which the Company pledges a portion of the collateral needed to finance premiums from a third party lender for life insurance policies in the amount of $6 million and $4 million for trusts of which the family members of Mr. Ashmore and Mr. Taylor, respectively, are the beneficiaries. As of December 31, 2015, the Company posted collateral of $438,000 and $154,000 for each trust, respectively. Each trust includes an irrevocable designation that upon the death of the insured executive that 10% of the proceeds are payable to the Company in consideration of the pledge of the Company’s assets.

Option Grants During 2015

The following table presents option awards granted to the Named Executive Officers during the year ended December 31, 2015 pursuant to the Company’s 2010 Omnibus Incentive Plan, as amended. All of the options expire on July 21, 2025 and vest annually in one-third increments beginning on the one year anniversary of the date of grant.

Name	Grant Date	Option Awards: Number of Securities Underlying Options (#)	Exercise Price of Option Awards ($)
Joseph R. Tomkinson Chairman of the Board and Chief Executive Officer	7/21/2015	34,200	20.50

William S. Ashmore President	7/21/2015	34,200	20.50

Todd R. Taylor Chief Financial Officer	7/21/2015	25,700	20.50

Outstanding Equity Awards at December 31, 2015

The following table sets forth the outstanding stock options for each of our Named Executive Officers as of December 31, 2015.

OUTSTANDING OPTION AWARDS AT DECEMBER 31, 2015

	OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Joseph R. Tomkinson	48,000	—	2.73	12/3/2020
	29,250	—	13.81	11/27/2022
	16,667	8,333	10.65	7/23/2023
	12,834	25,666	5.39	72/2/2024
	—	34,200	20.50	7/21/2025

William S. Ashmore	16,000	—	2.73	12/3/2020
	29,250	—	13.81	11/27/2022
	16,667	8,333	10.65	7/23/2023
	12,834	25,666	5.39	7/22/2024
	—	34,200	20.50	7/21/2025

Todd R. Taylor	10,000	—	0.53	6/9/2019
	24,000	—	13.81	11/27/2022
	14,667	7,333	10.65	7/23/2023
	9,667	19,333	5.39	7/22/2024
	—	25,700	20.50	7/21/2025

Employment Agreements

Joseph R. Tomkinson and William S. Ashmore

Joseph R. Tomkinson, Chief Executive Officer, and William S. Ashmore, President, each have employment agreements with the Company that were effective as of January 1, 2013 and continue through December 31, 2017, unless terminated earlier.  The employment agreements may be extended by mutual written agreement of the officer and the Company.

Base Salary, Annual Bonus and Other Compensation.  The base salary for each of Messrs. Tomkinson and Ashmore is $600,000 per year. Each officer also receives a fixed expense reimbursement of $1,900 per month and is eligible to receive an annual bonus in an amount equal to 7.5% of the Company’s adjusted net earnings (the “Annual Bonus”). The Annual Bonus is subject to a cap in any calendar year in an amount equal to 2.5 times annual base salary; provided that there will be no cap on the Annual Bonus if the officer pre-elects on or before December 31 of the prior year to receive 5.0% of adjusted net earnings during a year. The officers may elect to defer any portion of his base salary, bonuses or incentive compensation into an approved Company-sponsored deferred compensation plan.

An amount equal to 80% of the estimated Annual Bonus will be paid within 10 days after the Company has determined its adjusted net earnings for the year for which the annual bonus is to be paid and the remaining amount will be finally calculated and paid within 10 days after the release of the Company’s audited financial statements for the year. The Annual Bonus is required to be paid by the Company by December 31 of the calendar year immediately following the year for which adjusted net earnings is determined for purposes of the Annual Bonus. If it is determined that any bonus or incentive compensation is underpaid or overpaid to the officer, then the Company will either pay the amount owed within 15 days after the determination is made by the Compensation Committee of the Board of Directors or offset an overpayment against the officer’s next bonus or incentive compensation payments or require the officer to repay such amounts, as applicable.

For purposes of the Annual Bonus, “adjusted net earnings” means the net earnings (loss) attributable to common stockholders excluding (1) any adjustment relating to change in fair value of net trust assets, change in fair value of long-term debt (including preferred stock), noncash level yield long-term debt recognition or valuing of deferred tax assets, earnout accretion associated with the acquisition of CashCall mortgage, and change in estimated fair value of the contingent consideration liability associated with the acquisition of CashCall mortgage, (ii) any accrual already made with respect to the officer’s bonus compensation, (iii) any charge relating to amortization of deferred charges, and (iv) any adjustment relating to lower of cost or market and repurchase liability of the discontinued operations.

Messrs. Tomkinson and Ashmore are also eligible to receive paid vacation, a car allowance of $1,200 per month, participate in the Company’s health and other benefit plans, be reimbursed for reasonable and necessary business and entertainment expenses, and receive other benefits at the discretion of the Board of Directors. Each officer is prohibited, without approval from the Board of Directors, from receiving compensation, directly or indirectly, from any company with whom the Company or any of its affiliates has any financial, business, or affiliated relationship. Any amounts paid to the officer are subject to any claw back policy that the Company is required to adopt pursuant to listing standards of any national securities exchange or as otherwise required under applicable law.

Severance Compensation.  If either Mr. Tomkinson’s or Mr. Ashmore’s employment is terminated (a) by the Company for cause, (b) voluntarily by such officer, (c) as a result of such officer’s death, (d) by mutual agreement of the parties, or (e) because such officer is declared legally incompetent or he has a mental or physical condition that can reasonably be expected to prevent him from carrying out his essential duties for more than six months, then such officer will be entitled to receive the following:

(i)                                     base salary earned through the termination date;

(ii)           Annual Bonus prorated through the termination date; with 80% of the amount due relating to the Annual Bonus paid upon termination and the balance paid after the preparation of the Company’s audited financial statements;

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

(ii)           incentive compensation whereby 80% of the Annual Bonus earned as of the termination date will be paid on the termination date and the remaining 20% will be paid after calculation of the Company’s audited financial statements on or before December 31 of that year; and

(iii)          health insurance benefits for 18 months following the termination date.

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

Good reason includes (a) material changes to employee’s duties without his prior written consent, (b) relocation, without his prior written consent, of the place of principal performance of such officer’s responsibilities and duties to a location more than 65 miles away, (c) a material breach by the Company of the terms of the employment agreement, including a material reduction of the officer’s base salary, or (d) failure by the Company to obtain from any acquirer of the Company an agreement to assume the employment agreement prior to an acquisition. Each of Messrs. Tomkinson and Ashmore may terminate his employment for good reason upon providing the Company at least 90 days prior written notice and the Company has a reasonable time to cure.

Change of Control.  The employment agreements will not be terminated by merger, an acquisition by another entity, or by transferring of all or substantially all of the Company’s assets. In the event of any such change of control, the surviving entity or transferee would be bound by the employment agreements.

Ron Morrison and Todd R. Taylor

On February 25, and March 11, 2014, the Company entered into employment agreements with Todd Taylor, Chief Financial Officer, and Ron Morrison, Executive Vice President and General Counsel, respectively. Each employment agreement was effective January 1, 2014 and expired on December 31, 2015.

Under the previous employment agreements, the base salary for Mr. Taylor and Mr. Morrison was $360,000 and $390,000 per year, respectively, and each officer was eligible to receive a bonus of up to 65%, in the case of Mr. Taylor, and up to 50%, in the case of Mr. Morrison, of their respective base salary if mutually agreed management objectives were achieved.  The Company expects to enter into new employment agreements with Mr. Taylor and Mr. Morrison with terms similar to those of the agreements entered into in 2014.

As a Smaller Reporting Company, a compensation discussion and analysis is not required.

401(k) Plan

We maintain the Impac Companies 401(k) Savings Plan for all full time employees with at least six months of service, which is designed to be tax deferred in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The 401(k) Plan provides that each participant may contribute from 1% to 25% of his or her salary pursuant to certain restrictions or up to $18,000 annually for 2015. We will contribute to the participant’s plan account at the end of each plan year 50% of the first 4% of salary contributed by a participant. Under the 401(k) Plan, employees may elect to enroll on the first day of any month, provided that they have been employed for at least six months. Subject to the rules for maintaining the tax status of the 401(k) Plan, an additional company contribution may be made at our discretion, as determined by the Board of Directors. The discretionary contributions made to the plan vest over a three year period. We recorded approximately $209 thousand for matching contributions and no discretionary contributions during 2015.

Compensation of Board Members

The compensation of the Company’s non-employee directors is described below.

Board Fees.  The Company’s non-employee directors are paid the following fees: (i) an annual fee of $40,000; (ii) a meeting fee of $2,500; (iii) for services on the Audit Committee, the Compensation Committee and the Corporate Governance Committee, fees of $2,500, $1,000 and $1,000, respectively, per meeting; (iv) an annual fee payable to the chairperson of each of the Audit Committee, the Compensation Committee and the Corporate Governance Committee of $20,000, $5,000 and $5,000, respectively; and (v) an annual fee payable to the lead independent director of $10,000.

Equity Awards.  Non-employee directors typically receive an annual equity award of options to purchase shares of the Company’s common stock (the “Director Stock Options”), or instead, at the election of the individual director, a number of shares of restricted Company common stock equal in value to the number of Director Stock Options (based on the binomial value of the Director Stock Options) not taken by such director.

Special Services.  From time to time, the Company’s non-employee directors may be asked to engage in special director services, whether or not a committee of the Board has been formed for such purpose. Such services have included and may include strategic reviews, strategic transaction oversight, independent major litigation oversight and like matters involving substantially greater commitments of time from the relevant directors. In such circumstances, the directors engaged in such efforts may receive additional fees for the duration of such service. Fees related to a special committee may be paid whether or not the matter concludes in a transaction or other specific result and may be adjusted upward or downward based on the amount of work required and any other criteria the committee and Board deem appropriate.

Set forth below is the compensation earned for our non-employee directors during 2015. Messrs. Tomkinson and Ashmore received no additional compensation for their services as directors.

Director Compensation For 2015

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Option Awards ($)(1)(3)	Total ($)
James Walsh	$113,000.00	102,500	—	215,500

Frank P. Filipps	$120,000.00	—	95,491	215,491

Stephan R. Peers	$113,000.00	—	95,491	208,491

Leigh J. Abrams	$116,000.00	—	95,491	211,491

(1)                                 The amounts disclosed reflect the full grant date fair values in accordance with FASB ASC Topic 718. For assumptions used in calculation of the awards, see “Note 19—Share Based Payments and Employee Benefit Plans” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

(2)                                 On July 21, 2015, James Walsh was granted 5,000 deferred stock units pursuant to the Non-Employee Director Deferred Stock Unit Award Program. The deferred stock units vest in three equal annual installments, commencing with the first anniversary of the date of grant, subject to the director’s continued service on the board of directors. The settlement of the deferred stock units and distribution of shares are further described below. As of December 31, 2015, the following deferred stock units were outstanding:

Name	Vested DSUs	Unvested DSUs
James Walsh	20,750	7,500

Frank P. Filipps	17,000	2,500

Stephan R. Peers	17,000	2,500

Leigh J. Abrams	11,000	2,500

(3)                                 On July 21, 2015, each director, except James Walsh, was granted an option to purchase 10,000 shares of common stock with an exercise price of $20.50 per share. The options vest in three (3) equal annual installments beginning on the first anniversary of the date of grant. As of December 31, 2015, the directors held the following options:

Name	Option Awards: Number of Securities Underlying Options (#)	Exercise Price of Option Awards ($)	Expiration Date

Frank P. Filipps	6,000	2.73	12/3/2020
	7,500	5.39	7/22/2024
	10,000	20.50	7/21/2025

Stephan R. Peers	4,000	2.73	12/3/2020
	7,500	5.39	7/22/2024
	10,000	20.50	7/21/2025

Leigh J. Abrams	6,000	2.73	12/3/2020
	12,000	13.81	11/27/2022
	7,500	5.39	7/22/2024
	10,000	20.50	7/21/2025

Non-Employee Director Deferred Stock Unit Award Program

Effective December 1, 2010, the Company adopted the Non-Employee Director Deferred Stock Unit Award Program (the “DSU Program”). The DSU Program provides for the grant of deferred stock units (“DSUs”) to non-employee directors pursuant to the 2010 Plan. Each DSU grant vests in substantially equal annual installments, commencing with the first anniversary of the date of grant, subject to the director’s continued service on the board of directors. Upon vesting, the DSUs continue to be held in the director’s stock account until payment becomes due. In the event a director is no longer a member of the board of directors prior to vesting, all DSUs that remain unvested terminate and are forfeited. Dividends and other distributions on DSUs are credited to the director’s stock account as if such DSUs were actual shares of common stock issued and outstanding. No interest is credited on stock amounts. Dividends and distributions are converted, based on fair market value of the common stock, into DSUs and credited to the director’s stock account. The board may, in its sole discretion, waive vesting and forfeiture of DSUs. In the event of a change in control, all outstanding DSUs are deemed fully vested. Directors receive a distribution of stock within thirty (30) days after the date the director no longer serves on the board. The distribution will consist of one share of common stock for each DSU. Any shares of common stock issued are deemed issued under the 2010 Plan.

Risk Management

The Company faces a variety of operational and market risks, including interest rate risk, credit risk, liquidity risk and prepayment risk. The Board of Directors believes an effective risk management system will (1) timely identify the material risks that the Company faces, (2) communicate necessary information with respect to material risks to senior executives and, as appropriate, to the Board or Audit Committee, (3) implement appropriate and responsive risk management strategies consistent with Company’s risk profile, and (4) integrate risk management into Company decision-making.

The Board has designated the Audit Committee to take the lead in overseeing risk management. The Audit Committee discusses with management the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures, including the Company’s risk assessment and risk management policies. The Audit Committee also reviews the significant reports to management, including assessment of the Company’s risk management processes and systems of internal controls.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us with respect to beneficial ownership of our common stock as of April 22, 2016 by (i) each director, (ii) each Named Executive Officer, (iii) each person known to us to beneficially own more than five percent of our common stock, and (iv) all directors and executive officers as a group. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days of April 22, 2016 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the ownership percentage of any other person. Unless otherwise indicated in the footnotes to the table, the beneficial owners named have, to our knowledge, sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Richard H. Pickup (2)	2,897,902	22.4%
Todd M. Pickup (3)	2,304,768	18.0%
Joseph R Tomkinson (4)	330,005	2.7%
William S Ashmore (5)	169,213	1.4%
Todd R. Taylor (6)	58,692	*
James Walsh (7)	26,127	*
Leigh J Abrams (8)	48,210	*
Stephan R Peers (9)	37,443	*
Frank P Filipps (10)	29,310	*
Directors and executive officers as a group (8 persons) (11)	770,893	6.1%

*Indicates less than 1%

(1)                                 Except as otherwise noted, all named beneficial owners can be contacted at 19500 Jamboree Road, Irvine, California 92612.

(2)                                 According to a Schedule 13D filed with the SEC on November 2, 2015 and subsequent filings pursuant to Section 16 of the Exchange Act, (i) 1,760,465 shares are owned directly by RHP Trust, dated May 31, 2011 (the “Trust”), 100,000 shares are owned by Mr. Pickup and held in an individual retirement account, and the Trust has the right to acquire 639,535 shares at any time by converting into such shares the outstanding principal balance of Convertible Promissory Notes Due 2020 issued to the Trust, at the initial conversion price of $21.50 per share, all of which Mr. Pickup exercises sole investment and voting power, and (ii) 200,000 shares are owned directly by Dito Caree LP, and 197,902 shares are owned directly by Dito Devcar LP, all of which Mr. Pickup shares investment and voting power. The stockholder’s and the Trust’s address is 2532 Dupont Drive, Irvine, California 92612.

(3)                                 According to a Schedule 13G/A filed on February 9, 2016 and subsequent filings pursuant to Section 16 of the Exchange Act, the share amount consists of (A) (i) 100,000 shares owned directly by Mr. Pickup; (ii) 294,446 shares owned by Pickup Grandchildren’s Trust; (iii) 100,000 shares owned directly by Pickup Living Trust; (iv) 1,198,851 shares owned directly by Vintage Trust II, dated July 19, 2007, (the “Trust”); and (v) 456,117 shares that the Trust has the right to acquire at any time by converting into such shares the outstanding principal balance of Convertible Promissory Notes Due 2020 issued to the Trust, at the initial conversion price of $21.50 per share, all of which Mr. Pickup exercises sole investment and voting power, and (B) 100,000 shares owned directly by Plus Four Equity Partners, L.P. and 50,000 shares owned directly by Vintage Trust, dated October 28, 1993, which Mr. Pickup shares investment and voting power. The stockholder’s address is 2532 Dupont Drive, Irvine, California 92612.

(4)                                 Represents (i) 7,854 shares of common stock, (ii) 215,400 shares held in trust with Mr. Tomkinson as trustee and (iii) options to purchase an aggregate of 106,751 shares.

(5)                                 Represents (i) 6,495 shares of common stock, (ii) 87,967 shares held in trust with Mr. Ashmore as trustee, and (iii) options to purchase an aggregate of 74,751 shares.

(6)                                 Represents (i) 358 shares of common stock and (ii) options to purchase an aggregate of 58,334 shares.

(7)                                 Represents (i) 5,377 shares of common stock and (ii) 20,750 shares with respect to vested deferred stock units.

(8)                                 Represents (i) 16,710 shares of common stock, (ii) options to purchase an aggregate of 20,500 shares, and (iii) 11,000 shares with respect to vested deferred stock units.

(9)                                 Represents (i) 13,943 shares of common stock, (i) options to purchase an aggregate of 6,500 shares, and (ii) 17,000 shares with respect to vested deferred stock units.

(10)                          Represents (i) 3,810 shares of common stock, (ii) options to purchase an aggregate of 8,500 shares, and (iii) 17,000 shares with respect to vested deferred stock units.

(11)                          Includes (i) options to purchase an aggregate of 332,337 shares and (ii) an aggregate of 65,750 shares with respect to vested deferred stock units.

Equity Compensation Plan Information

Our current stock plan is the Company’s 2010 Omnibus Incentive Plan (the “2010 Plan”), which was approved by our stockholders and became effective on July 20, 2010. The 2010 Plan is administered by the Compensation Committee of the Company’s Board of Directors, with participation and approval of the Board of Directors. Awards under the Plan may include incentive stock options, nonqualified stock options, stock appreciation rights, restricted shares of common stock, restricted stock units, performance share or unit awards, other stock-based awards and cash-based incentive awards.

As a result of the approval of the 2010 Plan by the Company’s stockholders, the Company’s 2001 Stock Plan was frozen and no further grants or awards are under such plan. Further, all outstanding awards under the 2001 Stock Option, Deferred Stock and Restricted Stock Plan, as well as the Company’s 1995 Stock Option, Deferred Stock and the 2010 Plan and are deemed to be awards granted and outstanding under the 2010 Plan (the “Assumed Options”). To the extent any of the Assumed Options are forfeited or canceled, shares of common stock underlying those options will not be available for new awards under the 2010 Plan.

The following table summarizes our equity compensation plan information as of December 31, 2015 with respect to outstanding awards and shares remaining available for issuance under our Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options (A)	Weighted-average exercise price of outstanding options (B)	Number of securities remaining available for future issuance (excluding securities in col A) (C)
2010 Omnibus Incentive Plan approved by stockholders	1,115,280	11.85	513,241

Equity compensation plans not approved by stockholders	—	—	—

Total	1,115,280	11.85	513,241

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any immediate family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the beginning of our last fiscal year, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end since the beginning of the last fiscal year.

During 2015, Allison Ashmore (Account Executive) and Meagan Ashmore (AVP Client Management), daughters of William Ashmore, the Company’s President and Director, earned $429,798 and $152,098, respectively in salary, bonus and auto allowance, and Sedamar Fitzgerald (Relationship Manager), sister-in-law of Joseph Tomkinson, the Company’s Chairman of the Board and Chief Executive Officer, earned $147,302 in salary and bonus. In addition, all participated in the employee health care benefit plans available to all employees of the Company.

In January 2015, the Company entered into with RHP Trust, of which Richard H. Pickup is trustee, a $5.0 million short term borrowing secured by Ginnie Mae servicing rights with an interest rate of 15% and transaction costs of $50 thousand. The balance was repaid in March 2015.

Note Purchase Agreement and Convertible Promissory Notes Due 2020

On May 8, 2015, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with purchasers including entities related to Richard H. Pickup and Todd M. Pickup, stockholders of the Company (the “Noteholders”) whereby the Company issued $25 million in original aggregate principal amount of Convertible Promissory Notes Due 2020 (the “Notes”). The 2020 Notes mature on or before May 9, 2020 and accrue interest at a rate of 7.5% per annum, to be paid quarterly. The Notes carry an additional penalty interest rate of 2% per annum upon an event of default. Interest is computed on the basis of a 360 day year of twelve (12) months each comprised of thirty (30) days. The Notes may not be prepaid, in whole or in part, by the Company without the prior written consent of the Noteholders. The Notes contain customary affirmative and negative covenants of the Company, including covenants not to incur certain indebtedness that is not subordinated and not to make optional payments on its indebtedness (other than on the Notes) or amend material indebtedness in a manner that is adverse in any material manner to the Noteholders.

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

Upon a change of control of the Company, the holders of a majority of the outstanding principal balance of the Notes have the right to either (a) cause all unpaid principal and accrued but unpaid interest and other amounts owing to become immediately due and payable in full, (b) cause the entire unpaid principal balance of the Notes to be converted into shares of the Common Stock at the Conversion Price then in effect, with the entire amount of accrued but unpaid interest and other amounts owing under the Notes to be immediately due and payable in cash, or (c) cause the Notes to continue in full force and effect. Pursuant to the terms of the Note Purchase Agreement, a change of control will occur when (a) any person, excluding the purchasers of the Notes, becomes the beneficial owner of more than 50% of the voting power of the Company and the purchasers of the Notes (along with certain related parties) at that time do not own a greater percentage of voting power, (b) the existing members of the Company’s board of directors cease to constitute a majority of the board of directors, or (c) all or substantially all of the assets are sold or upon a merger of the Company.

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

Conversion of 2018 Notes

On February 10, 2016, the Company converted the Convertible Promissory Notes Due 2018 with an aggregate principal amount of $20 million (the “2018 Notes”) in accordance with their terms.  Pursuant to the conversion the 2018 Notes, entities related to Richard H. Pickup and Todd M. Pickup, stockholders of the Company, received 524,138 shares and 898,851 shares, respectively. Furthermore, on January 25, 2016, the Company and the note holders, including the entities related to Messrs. Pickup and Pickup, entered into a Consent and Waiver Agreement whereby the holders waived the immediate payment at the time of conversion of the accrued and unpaid interest on such notes through April 30, 2016 and consented to the delay of the payment of such interest until April 30, 2016.

Board Member Independence

We are listed on the NYSE MKT and accordingly, we have applied the listing standards of the NYSE MKT in determining the “independence” of the members of our Board of Directors. Based on the listing standards of the NYSE MKT and after reviewing the relationships with members of our Board, our Board of Directors has determined, with the assistance of the Corporate Governance and Nomination Committee, that James Walsh, Frank P. Filipps, Stephan R. Peers and Leigh J. Abrams as independent members of the Board of Directors. The Governance and Nomination Committee reviews with the Board at least annually the qualifications of new and existing Board members, considering the level of independence of individual members, together with such other factors as the Board may deem appropriate, including overall skills and experience. The Governance and Nomination Committee also evaluates the composition of the Board as a whole and each of its committees to ensure the Company’s on-going compliance with the independence standards of the NYSE MKT.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

During the year ended December 31, 2015, Squar Milner LLP served as our independent registered public accounting firm and provided certain tax and other services. Squar Milner LLP has served as our independent registered public accounting firm since 2008. The following table sets forth the aggregate fees billed to us by Squar Milner LLP for the years ended December 31, 2015 and 2014.

	For the Year Ended December 31,
	2015	2014
Audit fees	$889,920	$723,600
Audit-related fees (1)	154,136	32,400
Tax fees (2)	8,523	3,657
All other fees (3)		19,980
Total	$1,052,579	$779,637

(1)                                 Audit-related fees include fees for an examination under section 1122 of Regulation AB for loan servicing, a separate examination of certain requirements of our master servicing policies and procedure as well as costs related to our acquisition of CashCall Mortgage, and registration and offering of securities.

(2)                                 Tax fees relate to tax planning and consultation services.

(3)                                 All other fees relate to non-tax related advisory and consulting services.

Pre-Approval Policies and Procedures for Audit and Non-Audit Services

The Audit Committee pre-approves all auditing services and permitted non-audit services, including the fees and terms thereof, to be performed by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee may form and delegate authority to subcommittees consisting of one or more members of the Audit Committee when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full Audit Committee at its next scheduled meeting. In pre-approving the services in 2015 and 2014 under audit related fees, tax fees or all other fees, the Audit Committee did not rely on the de minimis exception to the SEC pre-approval requirements.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits

The exhibits listed on the accompanying Exhibit Index are incorporated by reference into this Item 15 of this Annual Report on Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on the 22nd day of April 2016.

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