Form 10-Q
period 2016-03-31
IMPAC MORTGAGE HOLDINGS INC
filed 2016-05-09
CIK 1000298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

There were 12,322,522 shares of common stock outstanding as of  May 2, 2016.

IMPAC MORTGAGE HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1.                CONSOLIDATED FINANCIAL STATEMENTS

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Cash and cash equivalents	$18,452	$32,409
Restricted cash	4,778	3,474
Mortgage loans held-for-sale	612,777	310,191
Finance receivables	42,179	36,368
Mortgage servicing rights	44,327	36,425
Securitized mortgage trust assets	4,383,334	4,594,534
Goodwill	104,938	104,938
Intangible assets, net	28,926	29,975
Deferred tax asset, net	24,420	24,420
Other assets	40,593	38,118
Total assets	$5,304,724	$5,210,852

LIABILITIES
Warehouse borrowings	$624,128	$325,616
Term financing	29,787	29,716
Convertible notes	24,959	44,819
Contingent consideration	48,772	48,079
Long-term debt	32,141	31,898
Securitized mortgage trust liabilities	4,369,325	4,580,326
Other liabilities	37,614	35,908
Total liabilities	5,166,726	5,096,362

Commitments and contingencies (See Note 14)

STOCKHOLDERS’ EQUITY
Series A-1 junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none issued or outstanding	—	—
Series B 9.375% redeemable preferred stock, $0.01 par value; liquidation value $16,640; 2,000,000 shares authorized, 665,592 noncumulative shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	7	7
Series C 9.125% redeemable preferred stock, $0.01 par value; liquidation value $35,127; 5,500,000 shares authorized; 1,405,086 noncumulative shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	14	14
Common stock, $0.01 par value; 200,000,000 shares authorized; 12,321,170 and 10,326,520 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	123	103
Additional paid-in capital	1,120,809	1,098,302
Net accumulated deficit:	—	—
Cumulative dividends declared	(822,520)	(822,520)
Retained deficit	(160,435)	(161,416)
Net accumulated deficit	(982,955)	(983,936)
Total stockholders’ equity	137,998	114,490
Total liabilities and stockholders’ equity	$5,304,724	$5,210,852

See accompanying notes to unaudited consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015
Revenues:
Gain on sale of loans, net	$53,869	$37,398
Real estate services fees, net	2,100	2,742
Servicing income, net	2,088	635
Loss on mortgage servicing rights	(10,910)	(6,568)
Other	152	136
Total revenues	47,299	34,343
Expenses:
Personnel expense	23,965	11,490
Business promotion	9,191	215
General, administrative and other	7,162	5,436
Accretion of contingent consideration	1,895	—
Change in fair value of contingent consideration	2,942	—
Total expenses	45,155	17,141
Operating income (loss):	2,144	17,202

Other income (expense):
Interest income	69,327	72,608
Interest expense	(69,428)	(71,550)
Change in fair value of long-term debt	—	(7,116)
Change in fair value of net trust assets, including trust REO losses	(627)	(876)
Total other (expense) income	(728)	(6,934)
Earnings before income taxes	1,416	10,268
Income tax expense (benefit)	435	(23,704)
Net earnings	$981	$33,972

Earnings per common share :
Basic	$0.09	$3.54
Diluted	$0.08	$2.94

See accompanying notes to unaudited consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Preferred Shares Outstanding	Preferred Stock	Common Shares Outstanding	Common Stock	Additional Paid- In Capital	Cumulative Dividends Declared	Retained Deficit	Total Stockholders’ Equity
Balance, December 31, 2015 (Unaudited)	2,070,678	$21	10,326,520	$103	$1,098,302	$(822,520)	$(161,416)	$114,490

Proceeds and tax benefit from exercise of stock options	—	—	150	—	—	—	—	—
Stock based compensation	—	—	—	—	448	—	—	448
Common stock issuance	—	—	155,420	2	2,077	—	—	2,079
Convertible note share issuance	—	—	1,839,080	18	19,982	—	—	20,000
Net earnings	—	—	—	—	—	—	981	981
Balance, March 31, 2016	2,070,678	$21	12,321,170	$123	$1,120,809	$(822,520)	$(160,435)	$137,998

See accompanying notes to unaudited consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$981	$33,972
Loss on sale of mortgage servicing rights	620	3,474
Change in fair value of mortgage servicing rights	10,920	3,094
Gain on sale of mortgage loans	(38,118)	(19,192)
Change in fair value of mortgage loans held-for-sale	(11,185)	(10,911)
Change in fair value of derivatives lending, net	(5,176)	(7,868)
Provision for repurchases	379	871
Origination of mortgage loans held-for-sale	(2,349,246)	(2,412,206)
Sale and principal reduction on mortgage loans held-for-sale	2,077,141	2,127,743
Losses from REO	1,140	2,670
Change in fair value of net trust assets, excluding REO	(1,256)	(2,932)
Change in fair value of long-term debt	—	7,116
Accretion of interest income and expense	33,646	39,051
Amortization of intangible and other assets	1,192	—
Accretion of contingent consideration	1,895	—
Change in fair value of contingent consideration	2,942	—
Amortization of debt issuance costs and discount on note payable	211	80
Stock-based compensation	448	244
Impairment of deferred charge	424	309
Change in deferred tax assets	—	(24,420)
Net change in restricted cash	(1,304)	(2,512)
Net change in other assets and liabilities	3,629	7,880
Net cash used in operating activities	(270,717)	(253,537)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in securitized mortgage collateral	131,109	144,792
(Repayments of) proceeds from the sale of mortgage servicing rights	(620)	13,565
Finance receivable advances to customers	(151,404)	(124,206)
Repayments of finance receivables	145,593	79,224
Net change in mortgages held-for-investment	44	43
Purchase of premises and equipment	(61)	—
Net principal change on investment securities available-for-sale	12	41
Acquisition of CashCall Mortgage	—	(5,000)
Payment of acquisition related contingent consideration	(4,144)	—
Proceeds from the sale of REO	10,229	6,173
Net cash provided by investing activities	130,758	114,632

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issuance	2,079	—
Repayment of warehouse borrowings	(1,993,732)	(2,021,096)
Borrowings under warehouse agreement	2,292,244	2,346,871
Repayment of line of credit	—	(7,000)
Borrowings under line of credit	—	7,000
Repayment of short-term borrowing	—	(5,000)
Short-term borrowing	—	5,000
Repayment of securitized mortgage borrowings	(174,436)	(189,288)
Principal payments on short-term debt	—	(1,844)
Principal payments on capital lease	(153)	(197)
Capitalized debt issuance costs	—	(50)
Proceeds from exercise of stock options	—	71
Net cash provided by financing activities	126,002	134,467

Net change in cash and cash equivalents	(13,957)	(4,438)
Cash and cash equivalents at beginning of period	32,409	10,073
Cash and cash equivalents at end of period	$18,452	$5,635

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

(in thousands)

(Unaudited)

	March 31,
	2016	2015
NON-CASH TRANSACTIONS:
Transfer of securitized mortgage collateral to real estate owned	$10,533	$9,729
Mortgage servicing rights retained from loan sales and issuance of mortgage backed securities	18,822	22,371
Common stock issued upon conversion of debt	20,000	—
Goodwill asset related to CashCall acquisition	—	104,586
Intangible assets related to CashCall acquisition	—	33,122
Contingent consideration liability related to CashCall acquisition	—	124,592
Common stock issued related to CashCall acquisition	—	6,150
Acquisition of equipment purchased through capital leases	—	413

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

The Company’s operations include the mortgage lending operations and real estate services conducted by IRES and IMC and the long-term mortgage portfolio (residual interests in securitizations reflected as net trust assets and liabilities in the consolidated balance sheets) conducted by IMH.  Beginning in the first quarter of 2015, the mortgage lending operations include the activities of the CashCall Mortgage operations (CCM) ( See Note 2. — Acquisition of CashCall Mortgage. )

Financial Statement Presentation

The accompanying unaudited consolidated financial statements of IMH and its subsidiaries (as defined above) have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These interim period condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the United States Securities and Exchange Commission (SEC).

All significant inter-company balances and transactions have been eliminated in consolidation. In addition, certain amounts in the prior periods’ consolidated financial statements have been reclassified to conform to the current period presentation.

Management has made a number of material estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these consolidated financial statements in conformity with GAAP.  Material estimates subject to change include the fair value estimates of assets acquired and liabilities assumed in the acquisition of CCM as discussed in Note 2. — Acquisition of CashCall Mortgage.  Additionally, other items affected by such estimates and assumptions include the valuation of trust assets and trust liabilities, contingencies, the estimated obligation of repurchase liabilities related to sold loans, the valuation of long-term debt, mortgage servicing rights, mortgage loans held-for-sale and derivative instruments, including interest rate lock commitments (IRLC). Actual results could differ from those estimates and assumptions.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03, “Interest—Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs”, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. For public business entities, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Entities should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, entities are required to comply with the applicable disclosures for a change in an accounting principle. In August 2015, ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, was issued to address ASU 2015-03 as it relates to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. We adopted this change retrospectively on January 1, 2016, which resulted in a $465 thousand reclassification from other assets to Term Financing and Convertible Notes on December 31, 2015.  The adoption of this ASU did not have a material impact on the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

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

Pursuant to the Asset Purchase Agreement, and subject to the terms and conditions contained therein, the purchase price consists of a fixed component and a contingent component. The fixed component includes (i) the aggregate payment of $10 million in cash, payable in installments through January 2016 and (ii) 494,017 newly issued unregistered shares of the Company. The contingent component consists of a three year earn-out provision beginning on the effective date (January 2, 2015) of 100% of pre-tax net earnings of CCM for January and February of 2015, 65% of the pre-tax net earnings for the next 10 months of 2015, 55% of pre-tax 2016 net earnings and 45% of pre-tax 2017 net earnings. During the three months ended March 31, 2016, consideration paid to CashCall, Inc. was $2.5 million pursuant to the fixed component of the Asset Purchase Agreement and $4.1 million pursuant to the earn-out provision.

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

The table below presents the purchase price allocation of the estimated fair values of assets acquired and the liabilities assumed as of March 31, 2015.

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

Unaudited Pro Forma Results of Operations

The following table presents unaudited pro forma results of operations as if the CCM acquisition had been completed on January 1, 2014.  The unaudited pro forma results of operations include the historical accounts of the Company and CCM and pro forma adjustments, including the amortization of intangibles with definite lives, depreciation of fixed assets, accretion of discount on contingent consideration and elimination of commissions and loan due diligence costs of IMC.  The unaudited pro forma information presented below is intended for informational purposes only and is not necessarily indicative of the future operating results or operating results that would have occurred had the CCM acquisition been completed at the beginning of 2014.  No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions.

For the Three Months Ended March 31,
2015
Revenues	$52,743
Other expense	(6,724)
Expenses	(40,831)
Pretax net income	$5,188

Note 3.—Mortgage Loans Held-for-Sale

A summary of the unpaid principal balance (UPB) of mortgage loans held-for-sale by type is presented below:

	March 31,	December 31,
	2016	2015
Government (1)	$144,764	$104,576
Conventional (2)	407,454	170,519
Other (3)	38,862	24,239
Fair value adjustment (4)	21,697	10,857
Total mortgage loans held-for-sale	$612,777	$310,191

(1)         Includes all government-insured loans including Federal Housing Administration (FHA), Veterans Affairs (VA) and United States Department of Agriculture (USDA).

(2)         Includes loans eligible for sale to Federal National Mortgage Association (Fannie Mae or FNMA) and Federal Home Loan Mortgage Corporation (Freddie Mac or FHLMC).

(3)         Includes NonQM and Jumbo loans.

(4)         Changes in fair value are included in the statements of operations.

Gain on mortgage loans held-for-sale (LHFS), included in gain on sale of loans, net in the consolidated statement of operations, is comprised of the following for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended
	March 31,
	2016	2015
Gain on sale of mortgage loans	$59,212	$55,090
Premium from servicing retained loan sales	18,822	22,371
Unrealized gains from derivative financial instruments	4,945	7,868
Realized losses from derivative financial instruments	(8,457)	(3,162)
Mark to market gain on LHFS	11,185	10,911
Direct origination expenses, net	(31,459)	(54,809)
Provision for repurchases	(379)	(871)
Total gain on sale of loans, net	$53,869	$37,398

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

The following table summarizes the activity of MSRs for the three months ended March 31, 2016 and year ended December 31, 2015:

	March 31,	December 31,
	2016	2015
Balance at beginning of period	$36,425	$24,418
Additions from servicing retained loan sales	18,822	98,103
Reductions from bulk sales	—	(75,157)
Changes in fair value (1)	(10,920)	(10,939)
Fair value of MSRs at end of period	$44,327	$36,425

(1)         Changes in fair value are included within loss on mortgage servicing rights in the consolidated statements of operations.

At March 31, 2016 and December 31, 2015, the outstanding principal balance of the mortgage servicing portfolio was comprised of the following:

	March 31,	December 31,
	2016	2015
Government insured (1)	$994,812	$675,744
Conventional (2)	4,017,019	2,799,758
NonQM	149,189	95,157
Total loans serviced	$5,161,020	$3,570,659

(1)         As of March 31, 2016, the Government insured servicing has been pledged as collateral as part of the Term Financing. (See Note 7. — Term Financing. )

(2)         As of March 31, 2016, the Conventional servicing has been pledged as collateral and subject to acknowledgement agreements with FNMA and FHLMC as part of the Term Financing. (See Note 7. — Term Financing. )

The table below illustrates hypothetical changes in fair values of MSRs, caused by assumed immediate changes to key assumptions that are used to determine fair value.  See Note 10.—Fair Value of Financial Instruments for a description of the key assumptions used to determine the fair value of MSRs.

Mortgage Servicing Rights Sensitivity Analysis	March 31, 2016

Fair value of MSRs	$44,327

Prepayment Speed:
Decrease in fair value from 10% adverse change	(2,122)
Decrease in fair value from 20% adverse change	(4,066)
Decrease in fair value from 30% adverse change	(5,854)

Discount Rate:
Decrease in fair value from 10% adverse change	(1,438)
Decrease in fair value from 20% adverse change	(2,784)
Decrease in fair value from 30% adverse change	(4,049)

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

Loss on mortgage servicing rights is comprised of the following for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended
	March 31,
	2016	2015
Loss on sale of mortgage servicing rights	$(620)	$(3,474)
Change in fair value of mortgage servicing rights	(10,920)	(3,094)
Realized and unrealized gains from hedging instruments	630	—
Loss on mortgage servicing rights	$(10,910)	$(6,568)

During the three months ended March 31, 2016, the Company recorded a $620 thousand loss on sale of mortgage servicing rights related to refunds of premiums to investors for loan payoffs associated with sales of servicing rights in previous periods.  Change in fair value of mortgage servicing right was primarily due to a decrease in mortgage interest rates in the first quarter resulting in an adverse change in prepayment speed assumptions.

The following is a summary of certain components of servicing income, net as reported in the Company’s consolidated statements of operations for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended
	March 31,
	2016	2015
Contractual servicing fees	$2,633	$1,093
Late and ancillary fees	34	50

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

As part of the acquisition of CCM, the purchase price of the intangible assets the Company acquired are listed below:

	Gross Carrying	Accumulated	Net Carrying Amount	Weighted Average
	Amount	Amortization	at March 31, 2016	Remaining Life
Intangible assets:
Trademark	$17,251	$(1,169)	$16,082	13.8
Customer relationships	10,170	(1,507)	8,663	5.8
Non-compete agreement	5,701	(1,520)	4,181	2.8
Total intangible assets acquired	$33,122	$(4,196)	$28,926	9.8

As part of the acquisition of CCM, the purchase price of other assets the Company acquired are listed below:

	Gross Carrying	Accumulated	Net Carrying Amount
	Amount	Amortization	at March 31, 2016	Remaining Life
Other assets:
Developed software	$2,719	$(572)	$2,147	3.8

Note 6.—Warehouse Borrowings

The Company, through its subsidiaries, enters into Master Repurchase Agreements with lenders providing warehouse facilities. The warehouse facilities are uncommitted facilities used to fund, and are secured by, residential mortgage loans that are held for sale. In accordance with the terms of the Master Repurchase Agreements, the Company is required to maintain cash balances with the lender as additional collateral for the borrowings which are included in restricted cash in the accompanying consolidated balance sheets.

The following table presents certain information on warehouse borrowings and related accrued interest for the periods indicated:

	Maximum	Balance Outstanding At
	Borrowing Capacity	March 31, 2016	December 31, 2015
Short-term borrowings:
Repurchase agreement 1	$150,000	$99,454	$63,368
Repurchase agreement 2	50,000	32,016	46,673
Repurchase agreement 3 (1)	225,000	150,801	122,242
Repurchase agreement 4 (2)	200,000	177,068	83,162
Repurchase agreement 5 (3)	100,000	164,789	10,171
Total warehouse borrowings	$725,000	$624,128	$325,616

(1)         As of March 31, 2016 and December 31, 2015, $42.2 million and $36.4 million, respectively, are attributable to financing facility advances made to the Company’s warehouse customers.

(2)         In March 2016, the maturity date was extended to February 28, 2017.

(3)         In March 2016, the lender granted the Company an increase in the maximum borrowing capacity to $175.0 million until June 30, 2016.  In April 2016, the maturity date was extended to March 1, 2017.

Note 7.—Term Financing

In June 2015, the Company and its subsidiaries, (IRES, IMC and Impac Warehouse Lending, Inc. (IWLI), collectively the (Borrowers)) entered into a Loan Agreement (Loan Agreement) with a lender (Lender) pursuant to which the Lender provided to the Borrowers a term loan in the aggregate principal amount of $30.0 million (Term Financing) due and payable on December 19, 2016, which may be extended to December 18, 2017 at the Lender’s discretion.  In connection with the Term Financing, the Borrowers issued to the Lender a Term Note dated June 19, 2015.  The Lender may in its discretion make additional advances not to exceed an aggregate amount outstanding of $50.0 million.

The proceeds from the Term Financing were used to pay off the working capital line of credit with a national bank (approximately $4.0 million) and amounts under an existing master repurchase agreement with the Lender (approximately $3.2 million).   The Borrowers also paid the Lender an origination fee of $300 thousand which is being amortized using the effective yield method over the life of the term financing.

Interest on the Term Financing is payable monthly and accrues at a rate of LIBOR plus 8.5% per annum.  As of March 31, 2016, amounts under the Term Financing may be prepaid at any time without penalty or premium.  The Borrowers are subject to mandatory prepayment on the Term Financing based on a borrowing base formula that includes amounts under outstanding warehouse facilities, market value of mortgage servicing rights and residual securities and certain mortgage loans.

The balance under the Term Financing as of March 31, 2016 and December 31, 2015 was $29.8 million and $29.7 million, respectively, net of debt issuance costs of $213 thousand and $284 thousand, respectively.

The obligations of the Borrowers under the Loan Agreement are secured by assets and a pledge of all of the capital stock of the operating subsidiaries IRES, IMC and IWLI pursuant to a Security Agreement dated as of June 19, 2015 between the Borrowers and the Lender (Security Agreement).  As part of the Loan Agreement the Company received an acknowledgement agreement from FNMA and FHLMC to pledge the mortgage servicing rights to the Lender.

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

Note 8.—Convertible Notes

In January 2016, pursuant to the terms of the $20.0 million Convertible Promissory Notes issued in April 2013 (the Notes), the Company elected to exercise its option to convert the Notes to common stock. The conversion resulted in the Company issuing an aggregate of 1,839,080 shares of common stock in February 2016, at a conversion price of $10.875. As a result of the transaction, the Company converted $20.0 million of debt into equity and was required to pay interest through April 2016. The Company and the noteholders entered into a consent and waiver agreement whereby the noteholders agreed to delay the payment of unpaid interest that was due at the time of the conversion until April 2016. The interest owed through April 2016, as well as the deferred debt issuance costs of $129 thousand were recorded as an expense during the quarter ended March 31, 2016. No gain or loss was recorded as a result of the transaction.

In May 2015, the Company issued an additional $25.0 million Convertible Promissory Notes (2015 Convertible Notes). The 2015 Convertible Notes mature on or before May 9, 2020 and accrue interest at a rate of 7.5% per annum, to be paid quarterly.  The Company had approximately $50 thousand in transaction costs which are being amortized using the effective yield method over the life of the 2015 Convertible Notes.

Noteholders may convert all or a portion of the outstanding principal amount of the 2015 Convertible Notes into shares of the Company’s Common Stock (Conversion Shares) at a rate of $21.50 per share, subject to adjustment for stock splits and dividends (the Conversion Price). The Company has the right to convert the entire outstanding principal of the 2015 Convertible Notes into Conversion Shares at the Conversion Price if the market price per share of the Common Stock, as measured by the average volume-weighted closing stock price per share of the Common Stock on the NYSE MKT (or any other U.S. national securities exchange then serving as the principal such exchange on which the shares of Common Stock are listed), reaches the level of $30.10, for any twenty (20) trading days in any period of thirty (30) consecutive trading days after the Closing Date. Upon conversion of the 2015 Convertible Notes by the Company, the entire amount of accrued and unpaid interest (and all other amounts owing) under the 2015 Convertible Notes are immediately due and payable. Furthermore, if the conversion of the 2015 Convertible Notes by the Company occurs prior to the third anniversary of the Closing Date, then the entire amount of interest under the 2015 Convertible Notes through the third anniversary is immediately due and payable. To the extent the Company pays any cash dividends on its shares of common stock prior to conversion of the 2015 Convertible Notes, upon conversion of the 2015 Convertible Notes, the Noteholders will also receive such dividends on an as-converted basis of the 2015 Convertible Notes less the amount of interest paid by the Company prior to such dividend.

Unless an event of default has occurred and is continuing, each purchaser of the Convertible Notes agrees, for the three years after the Closing Date, to vote all Conversion Shares for each of the Company’s nominees for election to the Company’s board of directors and not to nominate any other candidate for election to the board of directors at any time within such three year period.

Note 9.—Securitized Mortgage Trusts

Securtized Mortgage Trust Assets

Securitized mortgage trust assets, which are recorded at fair value (FMV), are comprised of the following at March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015
Securitized mortgage collateral	$4,364,558	$4,574,919
REO	18,753	19,589
Investment securities available-for-sale	23	26
Total securitized mortgage trust assets	$4,383,334	$4,594,534

Securitized Mortgage Trust Liabilities

Securitized mortgage trust liabilities, which are recorded at FMV, are comprised of the following at March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015
Securitized mortgage borrowings	$4,368,356	$4,578,657
Derivative liabilities	969	1,669
Total securitized mortgage trust liabilities	$4,369,325	$4,580,326

Changes in fair value of net trust assets, including trust REO losses are comprised of the following for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended
	March 31,
	2016	2015
Change in fair value of net trust assets, excluding REO	$513	$1,794
Losses from REO	(1,140)	(2,670)
Change in fair value of net trust assets, including trust REO losses	$(627)	$(876)

Note 10.—Fair Value of Financial Instruments

The use of fair value to measure the Company’s financial instruments is fundamental to its consolidated financial statements and is a critical accounting estimate because a substantial portion of its assets and liabilities are recorded at estimated fair value.

FASB ASC 825 requires disclosure of the estimated fair value of certain financial instruments and the methods and significant assumption used to estimate such fair values. The following table presents the estimated fair value of financial instruments included in the consolidated financial statements as of the dates indicated:

	March 31, 2016				December 31, 2015
	Carrying	Estimated Fair Value			Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$18,452	$18,452	$—	$—	$32,409	$32,409	$—	$—
Restricted cash	4,778	4,778	—	—	3,474	3,474	—	—
Mortgage loans held-for-sale	612,777	—	612,777	—	310,191	—	310,191	—
Finance receivables	42,179	—	42,179	—	36,368	—	36,368	—
Mortgage servicing rights	44,327	—	—	44,327	36,425	—	—	36,425
Derivative assets, lending, net	15,796	—	321	15,475	9,273	—	89	9,184
Investment securities available-for-sale	23	—	—	23	26	—	—	26
Securitized mortgage collateral	4,364,558	—	—	4,364,558	4,574,919	—	—	4,574,919

Liabilities
Warehouse borrowings	$624,128	$—	$624,128	$—	$325,616	$—	$325,616	$—
Term financing	29,787	—	—	29,787	29,716	—	—	29,716
Convertible notes	24,959	—	—	24,959	44,819	—	—	44,819
Contingent consideration	48,772	—	—	48,772	48,079	—	—	48,079
Long-term debt	32,141	—	—	32,141	31,898	—	—	31,898
Securitized mortgage borrowings	4,368,356	—	—	4,368,356	4,578,657	—	—	4,578,657
Derivative liabilities, securitized trusts	969	—	—	969	1,669	—	—	1,669
Derivative liabilities, lending, net	1,593	—	1,593	—	404	—	404	—

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

As a result of the lack of observable market data resulting from inactive markets, the Company has classified its investment securities available-for-sale, mortgage servicing rights, securitized mortgage collateral and borrowings, derivative assets and liabilities (trust and IRLCs), and long-term debt as Level 3 fair value measurements. Level 3 assets and liabilities measured at fair value on a recurring basis were approximately 88% and 94% and 99% and 99%, respectively, of total assets and total liabilities measured at estimated fair value at March 31, 2016 and December 31, 2015.

Recurring Fair Value Measurements

The Company assesses the financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by ASC Topic 810. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the beginning of the reporting period. There were no material transfers between our Level 1 and Level 2 classified instruments during the three months ended March 31, 2016.

The following tables present the Company’s assets and liabilities that are measured at estimated fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option at March 31, 2016 and December 31, 2015, based on the fair value hierarchy:

	Recurring Fair Value Measurements
	March 31, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investment securities available-for-sale	$—	$—	$23	$—	$—	$26
Mortgage loans held-for-sale	—	612,777	—	—	310,191	—
Derivative assets, lending, net (1)	—	321	15,475	—	89	9,184
Mortgage servicing rights	—	—	44,327	—	—	36,425
Securitized mortgage collateral	—	—	4,364,558	—	—	4,574,919
Total assets at fair value	$—	$613,098	$4,424,383	$—	$310,280	$4,620,554

Liabilities
Securitized mortgage borrowings	$—	$—	$4,368,356	$—	$—	$4,578,657
Derivative liabilities, securitized trusts (2)	—	—	969	—	—	1,669
Long-term debt	—	—	32,141	—	—	31,898
Contingent consideration	—	—	48,772	—	—	48,079
Derivative liabilities, lending, net (3)	—	1,593	—	—	404	—
Total liabilities at fair value	$—	$1,593	$4,450,238	$—	$404	$4,660,303

(1)         At March 31, 2016, derivative assets, lending, net included $15.5 million in IRLCs and $321 thousand in Hedging Intruments, respectively, and is included in other assets in the accompanying consolidated balance sheets. At December 31, 2015, derivative assets, lending, net included $9.2 million in IRLCs and $89 thousand in Hedging Instruments associated with the Company’s mortgage lending operations, and is included in other assets in the accompanying consolidated balance sheet.

(2)         At March 31, 2016 and December 31, 2015, derivative liabilities, securitized trusts, are included within trust liabilities in the accompanying consolidated balance sheets.

(3)         At March 31, 2016 and December 31, 2015, derivative liabilities, lending, net are included in other liabilities in the accompanying consolidated balance sheets.

The following tables present reconciliations for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) for the three March 31, 2016 and 2015:

	Level 3 Recurring Fair Value Measurements
	For the three months ended March 31, 2016
	Investment securities available-for-sale	Securitized mortgage collateral	Securitized mortgage borrowings	Derivative liabilities, net, securitized trusts	Mortgage servicing rights	Interest rate lock commitments, net	Long-term debt	Contingent consideration
Fair value, December 31, 2015	$26	$4,574,919	$(4,578,657)	$(1,669)	$36,425	$9,184	$(31,898)	$(48,079)
Total gains (losses) included in earnings:
Interest income (1)	1	17,642	—	—	—	—	—	—
Interest expense (1)	—	—	(51,046)	—	—	—	(243)	—
Change in fair value	8	(86,362)	86,960	(93)	(10,920)	6,291	—	(4,836)
Total (losses) gains included in earnings	9	(68,720)	35,914	(93)	(10,920)	6,291	(243)	(4,836)
Transfers in and/or out of Level 3	—	—	—	—	—	—	—	—
Purchases, issuances and settlements:
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	18,822	—	—	—
Settlements	(12)	(141,641)	174,387	793	—	—	—	4,143
Fair value, March 31, 2016	$23	$4,364,558	$(4,368,356)	$(969)	$44,327	$15,475	$(32,141)	$(48,772)
Unrealized gains (losses) still held (2)	$23	$(1,182,800)	$3,326,935	$(835)	$44,327	$15,475	$38,622	$(48,772)

(1)             Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. Net interest income, including cash received and paid, was $2.3 million for the three months ended March 31, 2016. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations is primarily from contractual interest on the securitized mortgage collateral and borrowings.

(2)             Represents the amount of unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held and reflected in the fair values at March 31, 2016.

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

(1)             Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. Net interest income, including cash received and paid, was $2.2 million for the months ended March 31, 2015. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations is primarily from contractual interest on the securitized mortgage collateral and borrowings.

(2)             Represents the amount of unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held and reflected in the fair values at March 31, 2015.

The following table presents quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring and non-recurring basis at March 31, 2016:

Financial Instrument	Estimated Fair Value	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average
Assets and liabilities backed by real estate
Investment securities available-for-sale,	$23	DCF	Discount rates	3.5 - 25.0%	5.7%
Securitized mortgage collateral, and	4,364,558		Prepayment rates	2.4 - 23.4%	6.9%
Securitized mortgage borrowings	(4,368,356)		Default rates	0.3 - 15.0%	2.4%
			Loss severities	1.6 - 81.9%	39.6%
Other assets and liabilities
Mortgage servicing rights	$44,327	DCF	Discount rate	9.0 - 14.0%	9.7%
			Prepayment rates	5.7 - 89.0%	14.5%
Derivative liabilities, net, securitized trusts	(969)	DCF	1M forward LIBOR	0.5 - 2.4%	N/A
Derivative assets - IRLCs, net	15,475	Market pricing	Pull -through rate	32.0 - 99.0%	73.4%
Long-term debt	(32,141)	DCF	Discount rate	13.9%	13.9%
Contingent consideration	(48,772)	DCF	Discount rate	17.0%	17.0%
			Margins	1.1 - 3.1%	2.2%
			Probability of outcomes (1)	20.0 - 50.0%	34.4%

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

The following tables present the changes in recurring fair value measurements included in net earnings (loss) for the three months ended March 31, 2016 and 2015:

	Recurring Fair Value Measurements
	Change in Fair Value Included in Net Earnings
	For the three months ended March 31, 2016
			Change in Fair Value of
	Interest Income (1)	Interest Expense (1)	Net Trust Assets		Long-term Debt	Other Revenue and Expense	Gain on sale of loans, net	Total
Investment securities available-for-sale	$1	$—	$8		$—	$—	$—	$9
Securitized mortgage collateral	17,642	—	(86,362)		—	—	—	(68,720)
Securitized mortgage borrowings	—	(51,046)	86,960		—	—	—	35,914
Derivative liabilities, net, securitized trusts	—	—	(93	)(2)	—	—	—	(93)
Long-term debt	—	(243)	—		—	—	—	(243)
Mortgage servicing rights (3)	—	—	—		—	(10,920)	—	(10,920)
Contingent consideration	—	—	—		—	(4,836)	—	(4,836)
Mortgage loans held-for-sale	—	—	—		—	—	11,185	11,185
Derivative assets - IRLCs	—	—	—		—	—	6,291	6,291
Derivative liabilities - Hedging Instruments	—	—	—		—	—	(1,114)	(1,114)
Total	$17,643	$(51,289)	$513	(4)	$—	$(15,756)	$16,362	$(32,527)

(1)             Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.

(2)             Included in this amount is $606 thousand in changes in the fair value of derivative instruments, offset by $744 thousand in cash payments from the securitization trusts for the three months ended March 31, 2016.

(3)             Included in loss on mortgage servicing rights in the consolidated statements of operations.

(4)             For the three months ended March 31, 2016, change in the fair value of net trust assets, excluding REO was $513 thousand.  Excluded from the $1.3 million change in fair value of net trust assets, excluding REO, in the accompanying consolidated statement of cash flows is $744 thousand in cash payments from the securitization trusts related to the Company’s net derivative liabilities.

	Recurring Fair Value Measurements
	Change in Fair Value Included in Net Loss
	For the three months ended March 31, 2015
			Change in Fair Value of
	Interest Income (1)	Interest Expense (1)	Net Trust Assets		Long-term Debt	Other Revenue	Gain on sale of loans, net	Total
Investment securities available-for-sale	$4	$—	$34		$—	$—	$—	$38
Securitized mortgage collateral	17,718	—	(1,854)		—	—	—	15,864
Securitized mortgage borrowings	—	(56,366)	3,855		—	—	—	(52,511)
Derivative liabilities, net, securitized trusts	—	—	(241	)(2)	—	—	—	(241)
Long-term debt	—	(408)	—		(7,116)	—	—	(7,524)
Mortgage servicing rights (3)	—	—	—		—	(3,094)	—	(3,094)
Warrant	—	—	—		—	7	—	7
Mortgage loans held-for-sale	—	—	—		—	—	10,911	10,911
Derivative assets - IRLCs	—	—	—		—	—	9,885	9,885
Derivative liabilities - Hedging Instruments	—	—	—		—	—	(2,017)	(2,017)
Total	$17,722	$(56,774)	$1,794	(4)	$(7,116)	$(3,087)	$18,779	$(28,682)

(1)             Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.

(2)             Included in this amount is $898 thousand in change in the fair value of derivative instruments, offset by $1.1 million in cash payments from the securitization trusts for the three months ended March 31, 2015.

(3)             Included in loss on mortgage servicing rights in the consolidated statements of operations.

(4)             For the three months ended March 31, 2015, change in the fair value of net trust assets, excluding REO was $1.8 million.  Excluded from the $2.9 million change in fair value of net trust assets, excluding REO, in the accompanying consolidated statement of cash flows is $1.1 million in cash payments from the securitization trusts related to the Company’s net derivative liabilities.

The following is a description of the measurement techniques for items recorded at estimated fair value on a recurring basis.

Investment securities available-for-sale—Investment securities available-for-sale are carried at fair value. The investment securities consist primarily of non-investment grade mortgage-backed securities. The fair value of the investment securities is measured based upon the Company’s expectation of inputs that other market participants would use. Such assumptions include judgments about the underlying collateral, prepayment speeds, future credit losses, forward interest rates and certain other factors. Given the lack of observable market data as of March 31, 2016 and December 31, 2015 relating to these securities, the estimated fair value of the investment securities available-for-sale was measured using significant internal expectations of market participants’ assumptions. Investment securities available-for-sale is considered a Level 3 measurement at March 31, 2016.

Mortgage servicing rights—The Company elected to carry its mortgage servicing rights arising from its mortgage loan origination operation at estimated fair value. The fair value of mortgage servicing rights is based upon market prices for similar instruments and a discounted cash flow model. The valuation model incorporates assumptions that market participants would use in estimating the fair value of servicing. These assumptions include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, prepayment and late fees, among other considerations. Mortgage servicing rights are considered a Level 3 measurement at March 31, 2016.

Mortgage loans held-for-sale—The Company elected to carry its mortgage loans held-for-sale originated or acquired at estimated fair value. Fair value is based on quoted market prices, where available, prices for other traded mortgage loans with similar characteristics, and purchase commitments and bid information received from market participants. Given the meaningful level of secondary market activity for mortgage loans, active pricing is available for similar assets and accordingly, the Company classifies its mortgage loans held-for-sale as a Level 2 measurement at March 31, 2016.

Securitized mortgage collateral—The Company elected to carry its securitized mortgage collateral at fair value. These assets consist primarily of non-conforming mortgage loans securitized between 2002 and 2007. Fair value measurements are based on the Company’s internal models used to compute the net present value of future expected cash flows with observable market participant assumptions, where available. The Company’s assumptions include its expectations of inputs that other market participants would use in pricing these assets. These assumptions include judgments about the underlying collateral, prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of March 31, 2016, securitized mortgage collateral had UPB of $5.6 billion, compared to an estimated fair value on the Company’s balance sheet of $4.4 billion. The aggregate UPB exceeds the fair value by $1.2 billion at March 31, 2016. As of March 31, 2016, the UPB of loans 90 days or more past due was $0.8 billion compared to an estimated fair value of $0.3 billion. The aggregate UPB of loans 90 days or more past due exceed the fair value by $0.5 billion at March 31, 2016. Securitized mortgage collateral is considered a Level 3 measurement at March 31, 2016.

Securitized mortgage borrowings—The Company elected to carry its securitized mortgage borrowings at fair value. These borrowings consist of individual tranches of bonds issued by securitization trusts and are primarily backed by non-conforming mortgage loans. Fair value measurements include the Company’s judgments about the underlying collateral and assumptions such as prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of March 31, 2016, securitized mortgage borrowings had an outstanding principal balance of $5.5 billion, net of $2.2 billion in bond losses, compared to an estimated fair value of $4.4 billion. The aggregate outstanding principal balance exceeds the fair value by $1.1 billion at March 31, 2016. Securitized mortgage borrowings are considered a Level 3 measurement at March 31, 2016.

Contingent consideration—Contingent consideration is applicable to the acquisition of CCM and is estimated and recorded at fair value at the acquisition date as part of purchase price consideration.  Additionally, each reporting period, the Company estimates the change in fair value of the contingent consideration and any change in fair value is recognized in the Company’s consolidated statements of operations if it is determined to not be a measurement period adjustment.  The estimate of the fair value of contingent consideration requires significant judgment and assumptions to be made about future operating results, discount rates and probabilities of various projected operating result scenarios. During the three months ended March 31, 2016, the change in fair value of contingent consideration was related to an increase in projected volumes and earnings of CCM.  Future revisions to these assumptions could materially change the estimated fair value of contingent consideration and materially affect the Company’s financial results. Contingent consideration is considered a Level 3 measurement at March 31, 2016.

Long-term debt—The Company elected to carry all of its long-term debt (consisting of trust preferred securities and junior subordinated notes) at fair value. These securities are measured based upon an analysis prepared by management, which considered the Company’s own credit risk, including settlements with trust preferred debt holders and discounted cash flow analysis. As of March 31, 2016, long-term debt had UPB of $70.5 million compared to an estimated fair value of $32.1 million. The aggregate UPB exceeds the fair value by $38.4 million at March 31, 2016. The long-term debt is considered a Level 3 measurement at March 31, 2016.

Derivative assets and liabilities, Securitized trusts—For non-exchange traded contracts, fair value is based on the amounts that would be required to settle the positions with the related counterparties as of the valuation date. Valuations of derivative assets and liabilities are based on observable market inputs, if available. To the extent observable market inputs are not available, fair values measurements include the Company’s judgments about future cash flows, forward interest rates and certain other factors, including counterparty risk. Additionally, these values also take into account the Company’s own credit standing, to the extent applicable; thus, the valuation of the derivative instrument includes the estimated value of the net credit differential between the counterparties to the derivative contract. As of March 31, 2016, the notional balance of derivative assets and liabilities, securitized trusts was $55.6 million. These derivatives are included in the consolidated securitization trusts, which are nonrecourse to the Company, and thus the economic risk from these derivatives is limited to the Company’s residual interests in the securitization trusts. Derivative assets and liabilities, securitized trusts are considered a Level 3 measurement at March 31, 2016.

Derivative assets and liabilities, Lending—The Company’s derivative assets and liabilities are carried at fair value as required by GAAP and are accounted for as free standing derivatives. The derivatives include IRLCs with prospective residential mortgage borrowers whereby the interest rate on the loan is determined prior to funding and the borrowers have locked in that interest rate. These commitments are determined to be derivative instruments in accordance with GAAP. The derivatives also include hedging instruments (typically TBA MBS) used to hedge the fair value changes associated with changes in interest rates relating to its mortgage lending originations as well as mortgage servicing rights. The Company hedges the period from the interest rate lock (assuming a fall-out factor) to the date of the loan sale. The estimated fair value of IRLCs are based on underlying loan types with similar characteristics using the TBA MBS market, which is actively quoted and easily validated through external sources. The data inputs used in this valuation include, but are not limited to, loan type, underlying loan amount, note rate, loan program, and expected sale date of the loan, adjusted for current market conditions. These valuations are adjusted at the loan level to consider the servicing release premium and loan pricing adjustments specific to each loan. For all IRLCs, the base value is then adjusted for the anticipated Pull-through Rate. The anticipated Pull-through Rate is an unobservable input based on historical experience, which results in classification of IRLCs as a Level 3 measurement at March 31, 2016.

The fair value of the Hedging Instruments is based on the actively quoted TBA MBS market using observable inputs related to characteristics of the underlying MBS stratified by product, coupon and settlement date. Therefore, the Hedging Instruments are classified as a Level 2 measurement at March 31, 2016.

The following table includes information for the derivative assets and liabilities, lending for the periods presented:

	Notional Amount		Total Gains (Losses) (1)
	March 31,	March 31,	For the three months ended March 31,
	2016	2015	2016	2015
Derivative - IRLC’s	$797,675	$805,743	$6,291	$9,885
Derivative - TBA MBS	624,588	759,306	(9,803)	(5,179)

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

The following tables present financial and non-financial assets and liabilities measured using nonrecurring fair value measurements at March 31, 2016 and 2015, respectively:

	Nonrecurring Fair Value Measurements			Total Losses (1)
	March 31, 2016			For the Three Months Ended
	Level 1	Level 2	Level 3	March 31, 2016
REO (2)	$—	$4,391	$—	$(1,140)
Deferred charge (3)	—	—	9,539	(425)

(1)         Total losses reflect losses from all nonrecurring measurements during the period.

(2)         Balance represents REO at March 31, 2016 which has been impaired subsequent to foreclosure. For the three months ended March 31, 2016, the $1.1 million loss represents additional impairment write-downs attributable to higher expected loss severities on properties held during the period which resulted in a decrease to the net realizable value (NRV).

(3)         For the three months ended March 31, 2016, the Company recorded $425 thousand in income tax expense resulting from impairment write-downs of deferred charge based on changes in estimated cash flows and lives of the related mortgages retained in the securitized mortgage collateral.

	Non-recurring Fair Value Measurements			Total Losses (1)
	March 31, 2015			For the Three Months Ended
	Level 1	Level 2	Level 3	March 31, 2015
REO (2)	$—	$14,884	$—	$(2,670)
Lease liability (3)	—	—	(1,413)	(23)
Deferred charge (4)	—	—	11,212	(309)

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

(4)         For the three months ended March 31, 2015, the Company recorded $309 thousand in income tax expense resulting from impairment write-downs based on changes in estimated cash-flows and lives of the related mortgages retained in the securitized mortgage collateral.

Real estate owned—REO consists of residential real estate acquired in satisfaction of loans. Upon foreclosure, REO is adjusted to the estimated fair value of the residential real estate less estimated selling and holding costs, offset by expected contractual mortgage insurance proceeds to be received, if any. Subsequently, REO is recorded at the lower of carrying value or estimated fair value less costs to sell. REO balance representing REOs which have been impaired subsequent to foreclosure are subject to nonrecurring fair value measurement and included in the nonrecurring fair value measurements tables. Fair values of REO are generally based on observable market inputs, and considered Level 2 measurements at March 31, 2016.

Lease liability— In January 2016, an amendment to the Company’s lease became effective modifying certain terms as well as extending the lease to 2024. The modification of the lease effectively eliminated the shortfall the Company was recording as lease impairment attributable to the office space the Company was subletting associated with the previously discontinued operations.  This liability was considered a Level 3 measurement at March 31, 2015.

Deferred charge— Deferred charge represents the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH in prior years. The Company evaluates the deferred charge for impairment quarterly using internal estimates of estimated cash flows and lives of the related mortgages retained in the securitized mortgage collateral. If the deferred charge is determined to be impaired, it is recognized as a component of income tax expense. For the three months ended March 31, 2016, the Company recorded $425 thousand in income tax expense resulting from deferred charge impairment write-downs based on changes in estimated fair value of securitized mortgage collateral. Deferred charge is considered a Level 3 measurement at March 31, 2016.

Note 11.—Income Taxes

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

The Company recorded income tax expense (benefit) of $435 thousand and ($23.7) million for the three months ended March 31, 2016 and 2015, respectively.  For the three months ended March 31, 2016, the Company recorded an expense of $435 thousand primarily the result of amortization of the deferred charge, federal alternative minimum tax (AMT), and state income taxes from states where the Company does not have net operating loss carryforwards or state minimum taxes, including AMT.  The deferred charge represents the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH prior to 2008. The deferred charge is amortized and/or impaired, which does not result in any tax liability to be paid. The deferred charge is included in other assets in the accompanying consolidated balance sheets and is amortized as a component of income tax expense in the accompanying consolidated statements of operations. For the three months ended March 31, 2015, the Company recorded a benefit of $23.7 million which was primarily the result of a reversal of valuation allowance partially offset by federal AMT, amortization of the deferred charge and state income taxes from states where the Company does not have net operating loss carryforwards or state minimum taxes, including AMT.

Note 12.—Reconciliation of Earnings Per Share

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

	For the Three Months Ended
	March 31,
	2016	2015
Numerator for basic earnings per share:
Net earnings	$981	$33,972

Numerator for diluted earnings per share:
Net earnings	$981	$33,972
Interest expense attributable to convertible notes (1)	—	375
Net earnings plus interest expense attributable to convertible notes	$981	$34,347

Denominator for basic earnings per share (2):
Basic weighted average common shares outstanding during the period	11,380	9,609

Denominator for diluted earnings per share (2):
Basic weighted average common shares outstanding during the period	11,380	9,609
Net effect of dilutive convertible notes (1)	—	1,839
Net effect of dilutive stock options and DSU’s	288	241
Diluted weighted average common shares	11,668	11,689

Net earnings per common share:
Basic	$0.09	$3.54
Diluted	$0.08	$2.94

(1)         For the quarter ended March 31, 2016, the convertible notes are considered anti-dilutive and not included in diluted earnings per share as the earnings per share amounts are incrementally greater than basic earnings per share.

(2)         Number of shares presented in thousands.

For the three months ended March 31, 2016 there were 345 thousand anti-dilutive stock options outstanding.   The anti-dilutive stock options outstanding for the three months ended March 31, 2015 were 193 thousand shares.

Note 13.—Segment Reporting

The Company has three primary reporting segments which include mortgage lending, real estate services and long-term mortgage portfolio. Unallocated corporate and other administrative costs, including the costs associated with being a public company, are presented in Corporate and other.

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
three months ended March 31, 2016:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$53,869	$—	$—	$—	$53,869
Real estate services fees, net	—	2,100	—	—	2,100
Servicing income, net	2,088	—	—	—	2,088
Loss on mortgage servicing rights	(10,910)	—	—	—	(10,910)
Other revenue	49	—	67	36	152
Accretion of contingent consideration	(1,895)	—	—		(1,895)
Change in fair value of contingent consideration	(2,942)	—	—		(2,942)
Other expense	(37,528)	(1,566)	(109)	(1,115)	(40,318)
Other income (expense)	388	—	748	(1,864)	(728)
Net earnings (loss) before income taxes	$3,119	$534	$706	$(2,943)	1,416
Income tax expense					435
Net earnings					$981

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
three months ended March 31, 2015:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$37,398	$—	$—	$—	$37,398
Real estate services fees, net	—	2,742	—	—	2,742
Servicing income, net	635	—	—	—	635
Loss on mortgage servicing rights	(6,568)	—	—	—	(6,568)
Other revenue	17	—	61	58	136
Total expense	(13,315)	(1,655)	(111)	(2,060)	(17,141)
Other income (expense)	368	—	(6,791)	(511)	(6,934)
Net earnings (loss) before income taxes	$18,535	$1,087	$(6,841)	$(2,513)	10,268
Income tax benefit					(23,704)
Net earnings					$33,972

	Mortgage	Real Estate	Long-term Mortgage	Corporate
Balance Sheet Items as of:	Lending	Services	Portfolio	and other	Consolidated
Total Assets at March 31, 2016 (1)	$878,248	$4,613	$4,393,177	$28,686	$5,304,724
Total Assets at December 31, 2015 (1)	$573,648	$3,933	$4,604,701	$28,570	$5,210,852

(1)         All segment asset balances exclude intercompany balances.

Note 14.—Commitments and Contingencies

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

Please refer to IMH’s report on Form 10-K for the year ended December 31, 2015 for a description of litigation and claims.

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

The following table summarizes the repurchase reserve activity related to previously sold loans for the three months ended March 31, 2016 and year ended December 31, 2015:

	March 31,	December 31,
	2016	2015
Beginning balance	$5,236	$5,714
Provision for repurchases	379	1,012
Settlements	(258)	(1,490)
Total repurchase reserve	$5,357	$5,236

Short-Term Loan Commitments

The Company uses a portion of its warehouse borrowing capacity to provide secured short-term revolving financing to small and medium-size mortgage originators to finance mortgage loans from the closing of the mortgage loans until sold to investors (Finance Receivables). As of March 31, 2016, the warehouse lending operations had warehouse lines to non-affiliated customers totaling $131.0 million, of which there was an outstanding balance of $42.2 million in finance receivables compared to $36.4 million as of December 31, 2015. The finance receivables are generally secured by residential mortgage loans as well as personal guarantees.

Note 15.—Equity and Share Based Payments

Equity

As further described in Note 8—Convertible Notes, in January 2016, the Company elected to exercise its option to convert the Notes to common stock. The conversion resulted in the Company issuing an aggregate of 1,839,080 shares of common stock at a conversion price of $10.875.

The Company initiated an equity offering program (EOP) on December 3, 2015 by filing a prospectus supplement under its shelf registration.  The EOP allows the Company to offer and sell, from time to time, up to $25.0 million of its common stock in negotiated transactions or transactions that are deemed to be “at the market offerings”, as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the NYSE MKT or sales made to or through a market maker other than on an exchange.  During the three months ended March 31, 2016, the Company sold 155,420 shares of its common stock through the EOP at an average price of $13.85 per share, for which it received proceeds of $2.1 million, net of $43 thousand in sales commission.

Share Based Payments

There were no stock options granted during the three months ended March 31, 2016.

The following table summarizes activity, pricing and other information for the Company’s stock options for the three months ended March 31, 2016:

		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at beginning of period	1,115,280	$11.85
Options granted	—	—
Options exercised	(150)	2.80
Options forfeited/cancelled	(19,333)	16.33
Options outstanding at end of period	1,095,797	11.78
Options exercisable at end of period	488,515	$8.27

As of March 31, 2016, there was approximately $3.0 million of total unrecognized compensation cost related to stock option compensation arrangements granted under the plan, net of estimated forfeitures. That cost is expected to be recognized over the remaining weighted average period of 2.1 years.

There were no and 35,000 options granted during the three months ended March 31, 2016 and 2015, respectively.  For the three months ended March 31, 2016 and 2015, the aggregate grant-date fair value of stock options granted was none and  approximately $236 thousand, respectively.

The following table summarizes activity, pricing and other information for the Company’s DSU’s, also referred to as deferred stock units as the issuance of the stock is deferred until termination of service, for the three months ended March 31, 2016:

Weighted-
Average
	Number of	Grant Date
	Shares	Fair Value
DSU’s outstanding at beginning of period	80,750	$9.36
DSU’s granted	—	—
DSU’s exercised	—	—
DSU’s forfeited/cancelled	—	—
DSU’s outstanding at end of period	80,750	$9.36

As of March 31, 2016, there was approximately $64 thousand of total unrecognized compensation cost related to the DSU compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of 0.3 years.

Note 16.—Subsequent Events

In April 2016, the maturity date for repurchase agreement 5 was extended to March 1, 2017.

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

For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the period ended December 31, 2015, and other reports we file under the Securities Exchange Act of 1934. This document speaks only as of its date and we do not undertake, and specifically disclaim any obligation, to release publicly the results of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

Selected Financial Results

	For the Three Months Ended
	March 31, 2016	December 31, 2015	March 31, 2015
Revenues:
Gain on sale of loans, net	$53,869	$36,188	$37,398
Real estate services fees, net	2,100	1,978	2,742
Servicing income, net	2,088	2,019	635
Loss on mortgage servicing rights	(10,910)	(4,422)	(6,568)
Other	152	113	136
Total revenues	47,299	35,876	34,343
Expenses:
Personnel expense	23,965	20,939	11,490
Business promotion	9,191	8,021	215
General, administrative and other	7,162	7,509	5,436
Accretion of contingent consideration	1,895	2,671	—
Change in fair value of contingent consideration	2,942	(17,697)	—
Total expenses	45,155	21,443	17,141
Operating income:	2,144	14,433	17,202

Other income (expense):
Net interest (expense) income	(101)	(189)	1,058
Change in fair value of long-term debt	—	—	(7,116)
Change in fair value of net trust assets	(627)	(2,560)	(876)
Total other income (expense)	(728)	(2,749)	(6,934)
Net earnings before income taxes	1,416	11,684	10,268
Income tax expense (benefit)	435	975	(23,704)
Net earnings	$981	$10,709	$33,972

Diluted earnings per share	$0.08	$0.85	$2.94

Status of Operations

Summary Highlights

•                  Mortgage lending volumes increased in the first quarter of 2016 to $2.3 billion from $1.9 billion in the fourth quarter of 2015 but decreased slightly from $2.4 billion in the first quarter of 2015.

•                  Convertible Notes of $20.0 million was converted to equity by issuing 1.8 million shares of common stock.

•                  Mortgage servicing portfolio increased to $5.2 billion at March 31, 2016 from $3.6 billion at December 31, 2015 and $2.6 billion at March 31, 2015.

•                  Mortgage servicing rights increased to $44.3 million at March 31, 2016 from $36.4 million at December 31, 2015 and $26.7 million at March 31, 2015.

For the first quarter 2016, the Company reported net earnings of $981 thousand or $0.08 per diluted common share, as compared to net earnings of $34.0 million or $2.94 per diluted common share for the first quarter of 2015, and $10.7 million or $0.85 per diluted common share for the fourth quarter of 2015.  In the first quarter of 2016, operating income, excluding the changes in contingent consideration, increased to $7.0 million as compared to a loss of $(593) thousand in the fourth quarter of 2015.

Net earnings include fair value adjustments for changes in the contingent consideration, long-term debt and net trust assets.  The contingent consideration is related to the CashCall Mortgage (“CCM”) acquisition, while the other fair value adjustments are related to our legacy portfolio.  These fair value adjustments are non-cash items and are not related to current operating results.  Although we are required by GAAP to record a change in fair value and accretion of the contingent consideration, management believes operating income excluding contingent consideration changes and the related accretion is more useful to discuss our ongoing and future operations.   Operating income excluding changes in contingent consideration is a non-GAAP financial measure and should be considered in addition to, but not as a substitute for the financial measure prepared in accordance with GAAP in this report. The table below shows operating income excluding these items:

	For the Three Months Ended
	March 31, 2016	December 31, 2015	March 31, 2015

Operating income (loss):	$2,144	$14,433	$17,202
Accretion of contingent consideration	1,895	2,671	—
Change in fair value of contingent consideration	2,942	(17,697)	—
Operating income (loss) excluding changes in contingent consideration	$6,981	$(593)	$17,202

Operating income, excluding the changes in contingent consideration, increased to $7.0 million for the first quarter of 2016 as compared to a loss of $(593) thousand in the fourth quarter of 2015.  The increase was primarily due to an increase in gain on sale of loans from a 21% increase in volume combined with a 43 bps increase in gain on sale margins to 229 bps in the first quarter of 2016 compared to the fourth quarter of 2015.   This increase in gain on sale of loans was offset by an increase in loss on mortgage servicing rights (“MSR”), resulting from mark to market loss of $10.9 million in the first quarter primarily associated with a decrease in prevailing mortgage rates in the quarter.  In addition, operating expenses increased about 11% to support the increased mortgage volume.

Operating income, excluding the changes in contingent consideration, decreased to $7.0 million in the first quarter of 2016 as compared to $17.2 million in the first quarter of 2015.  As previously disclosed, the gain on sale revenue in the first quarter of 2015 was reduced by the operating expenses of CCM as required in accordance with GAAP.   However, beginning with the second quarter of 2015, the operating expenses of CCM did not reduce gain on sale, and were recorded as expenses, as normally presented.  After adjusting for this difference, gain on sale margins in the first quarter of 2016 of 229 bps were consistent with first quarter 2015 while operating expenses increased over the first quarter of 2015, primarily as a result of an increase in business promotion in an effort to capture an increased amount of refinance volume in the first and second quarters of 2016. In addition, loss on MSRs increased by $4.3 million predominately due to a decrease in prevailing mortgage interest rates in the quarter while servicing income increased $1.4 million due to an increase in the servicing portfolio.

The contingent consideration liability represents the estimated fair value of the expected future earn-out payments to be paid to the seller of the CCM operations, which was acquired in the first quarter of 2015.  In the first quarter of 2016, we updated assumptions based on current market conditions, resulting in an increase in projected volumes and in turn a higher estimated value of the contingent consideration. As a result, we recorded a change in the fair value of the contingent consideration in the first quarter increasing the contingent consideration liability by $2.9 million over the remaining earn-out period of seven quarters.  Even though this projected increase in mortgage volume for CCM is a favorable development, it resulted in a corresponding charge to earnings of $2.9 million in the first quarter of 2016.

Originations

	For the three months ended
(in millions)	March 31, 2016	December 31, 2015	% Change	March 31, 2015	% Change
Originations	$2,349.2	$1,938.7	21%	$2,412.8	-3%

Mortgage lending volumes increased in the first quarter of 2016 to $2.3 billion from $1.9 billion in the fourth quarter of 2015 but decreased slightly from $2.4 billion in the first quarter of 2015.  Of the $2.3 billion in total originations, approximately $1.7 billion, or 70%, was originated through the CCM retail channel.  In contrast, during the first quarter of 2015, our retail originations contributed 64% to our total origination volume.

Originations by Channel:

(in millions)	March 31, 2016	December 31, 2015	% Change	March 31, 2015	% Change
Wholesale	$319.3	$342.0	-7%	$281.7	13%
Correspondent	376.9	392.9	-4%	596.4	-37%
Retail	1,653.0	1,203.8	37%	1,534.7	8%
Total originations	$2,349.2	$1,938.7	21%	$2,412.8	-3%

We believe the retail call center complements our wholesale and correspondent channels by lowering overall costs for mortgage lending.  The growth of CCM originations, which is more dependent on the refinance market, will be more reliant on geographic and product expansion.   As a result of the attractive low mortgage interest rates, CCM has continued to be successful focusing on refinance volume.  To the extent interest rates stay low, CCM originations will continue to be predominantly refinance concentrated.  Upon the eventual decline in refinance volumes, we believe the expanded national lending footprint, combined with greater emphasis on products offered through our other channels including government insured and NonQM products, will unlock opportunities to greatly diversify CCM’s retail loan production and increase our mortgage lending divisions total production.

Our loan products primarily include conventional loans eligible for sale to Fannie Mae and Freddie Mac, loans eligible for government insurance (government loans) by the Federal Housing Administration (FHA), Veterans Affairs (VA), United States Department of Agriculture (USDA) and also NonQM.

Originations by Loan Type:

	For the three months ended March 31,
(in millions)	2016	%	2015	% Change
Government (1)	$394.0	17%	$375.7	5%
Conventional	1,877.7	80%	2,014.5	-7%
Other (2)	78.0	3%	22.6	245%
Total originations	$2,349.7	100%	$2,412.8	-3%

(1)         Includes all government-insured loans including FHA, VA and USDA.

(2)         Includes $74.0 million and $11.3 million of NonQM mortgages originated during the first quarters of 2016 and 2015, respectively.

We believe there is an underserved mortgage market for borrowers with good credit who may not meet the qualified mortgage (QM) guidelines set out by the CFPB. During 2014, we rolled out and began originating NonQM loans. As the demand by consumers for the NonQM product grows we expect the investor appetite will increase for NonQM mortgages. Although the predominant amount of the early originations have come through our wholesale and retail lending channel, our correspondent customers began delivering loans that meet our NonQM program guidelines during the third quarter of 2015. We have established strict lending guidelines, including determining the prospective borrowers’ ability to repay the mortgage, which we believe will keep delinquencies and foreclosures at acceptable levels.

We have recently simplified the origination process for prospective NonQM borrowers.  We believe these changes will better meet the needs of credit worthy borrowers unable to obtain mortgage financing through traditional agency or government mortgage programs. As a result, in the first quarter of 2016, we have seen an increase in our NonQM mortgage originations and we expect these originations to continue to increase in the future.   We continue to refine our guidelines to expand our reach to the underserved market of credit worthy borrowers who can fully document and substantiate an ability to repay mortgage loans, but unable to obtain financing through traditional programs.  Additionally, we are set to relaunch our NonQM loan programs as “The Intelligent NonQM Mortgage, Engineered with Common Sense”, to better communicate our NonQM loan value proposition to consumers, brokers, sellers and investors.  In conjunction with these recent activities, we have established new investor relationships for these products which we believe will give us more flexibility in originating these loans.

Originations by Purpose:

	For the three months ended March 31,
(in millions)	2016	%	2015	%
Refinance	$1,978.3	84%	$2,127.9	88%
Purchase	371.4	16%	284.9	12%
Total originations	$2,349.7	100%	$2,412.8	100%

During the first quarter of 2016, refinance volume increased approximately $459.0 million or 30% as compared to the fourth quarter of 2015.  This was primarily the result of a decrease in mortgage interest rates during the first quarter of 2016.

To mitigate against reduced refinance volumes with the eventual expected increase in mortgage rates, we are focusing on opportunities that will create diversity in our revenue streams. Our efforts to expand our NonQM volumes as well as increase our geographic footprint of our originations are part of this strategy. We also believe that there is an opportunity to provide a third party servicing retention program using our CCM platform to create an additional source of revenue.  Furthermore, we expect to expand lead generation through our internet channel and monetizing our current mortgage leads to diversify our loan product offering.  We are moving forward on all of these initiatives in an effort to grow our revenue streams.

Mortgage servicing portfolio

	For the three months ended
(in millions)	March 31, 2016	December 31, 2015	% Change	March 31, 2015	% Change
Mortgage servicing portfolio	$5,161.0	$3,570.7	45%	$2,577.1	100%

The mortgage servicing portfolio increased to $5.2 billion at March 31, 2016 as compared to $3.6 billion at December 31, 2015. The increase was due to servicing retained loan sales of $2.0 billion in unpaid principal balance (UPB).  Although we did not sell any MSRs during the first quarter of 2016 due to a decline in value associated with the decrease in mortgage interest rates, we plan to continue to manage our liquidity, with the sale of MSRs to generate cash needed to fund warehouse haircuts as well as other operating needs.

The following table includes information about our mortgage servicing portfolio:

	At March 31,	% 60+ days	At December 31,	% 60+ days
(in millions)	2016	delinquent (1)	2015	delinquent (1)
Fannie Mae	$2,802.7	0.21%	$1,970.4	0.27%
Freddie Mac	1,214.3	0.17%	829.4	0.21%
Ginnie Mae	994.8	0.83%	675.7	1.06%
Other	149.2	0.27%	95.2	0.00%
Total servicing portfolio	$5,161.0	0.34%	$3,570.7	0.43%

(1)                                 Based on loan count.

Our warehouse lending division continues to grow and the outstanding balance of finance receivables, representing warehouse lending advances to our warehouse customers, increased to $42.2 million at March 31, 2016 as compared to $36.4 million at December 31, 2015.  Funding’s from the warehouse lending division increased to $151.4 million for the three months ended March 31, 2016 as compared to $141.6 million for the three months ended December 31, 2015.   As of March 31, 2016, the warehouse lending operations had extended warehouse lines to non-affiliated customers totaling $131.0 million as compared to $119.5 million at December 31, 2015.

For the first quarter of 2016, real estate services fees were $2.1 million as compared to $2.0 million in the fourth quarter of 2015 and $2.7 million in the first quarter of 2015. Despite the real estate services fees increasing slightly during the first quarter of 2016, we expect these fees to decrease over time with the anticipated runoff of our long-term mortgage portfolio.

In our long-term mortgage portfolio, the residual interests generated cash flows of $1.9 million in the first quarter of 2016 as compared to $1.0 million in the fourth quarter of 2015.  The estimated fair value of the residual interests decreased $199 thousand in the first quarter of 2016 to $14.0 million at March 31, 2016, as a result of residual cash flows received and increased loss and severity assumptions, partially offset by a decrease in forward interest rates.

For additional information regarding the long-term mortgage portfolio refer to Financial Condition and Results of Operations below.

Liquidity and Capital Resources

During the three months ended March 31, 2016, we funded our operations primarily from mortgage lending revenues and to a lesser extent real estate services fees and cash flows from our residual interests in securitizations.  Mortgage lending revenues  include gains on sale of loans, net, and other mortgage related income, and real estate services fees include portfolio loss mitigation fees primarily generated from our long-term mortgage portfolio.  In the first quarter of 2016 we also  received proceeds from the issuance of common stock as described below.  Additionally, we funded mortgage loan originations using warehouse facilities which are repaid once the loan is sold.  As in previous periods, we intend to continue to manage our capital through the sale of mortgage servicing rights.  We may also seek to raise capital by issuing debt or equity.

The CCM acquisition contingent consideration payment for the fourth quarter of 2015 earn-out period was approximately $4.1 million and was paid during the first quarter of 2016. Additionally, the contingent consideration payment for the first quarter of 2016 is approximately $9.0 million and is due in May 2016. These contingent consideration payments are based on the performance of the CCM division and over time are expected to decline for the remaining earn-out periods since the earn-out percentage decreases to 55% beginning in 2016 and to 45% beginning in 2017.

In January 2016, pursuant to the terms of the $20.0 million Convertible Promissory Notes issued in April 2013 (the “Notes”), we elected to exercise our option to convert the Notes to common stock. The conversion resulted in the issuance of 1,839,080 shares of common stock. As a result of the transaction, we converted $20.0 million of debt into equity and were required to pay interest through April 2016 as part of the original agreement. We entered into an agreement with the noteholders to delay the $125 thousand interest payment until April 2016, which was the original due date, instead of on the date of conversion.  The interest owed through April 2016, as well as the remaining debt issuance costs of $129 thousand were recorded as an expense during the quarter ended March 31, 2016.

On December 3, 2015, we initiated an equity offering program (EOP) on December 3, 2015 by filing a prospectus supplement under our shelf registration.  The EOP allows us to offer and sell, from time to time, up to $25.0 million of our common stock in negotiated transactions or transactions that are deemed to be “at the market offerings” (ATM), as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the NYSE mkt or sales made to or through a market maker other than on an exchange. During the three months ended March 31, 2016, we issued 155,420 shares of our common stock through the EOP at an average price of $13.85 per share, generating proceeds of $2.1 million, net of $43 thousand in sales commission.

We established the ATM to have the opportunity to raise capital in a way to mitigate downward pressure on the stock price and add capital in an accretive manner to existing shareholders.  In the first quarter of 2016, we began to issue shares through the ATM primarily to ensure the process would work smoothly.  In the future we will utilize the ATM to support selective retention of MSRs, to improve our cost of funds as well as support any acquisition opportunities that may present themselves.

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

Critical Accounting Policies

We define critical accounting policies as those that are important to the portrayal of our financial condition and results of operations. Our critical accounting policies require management to make difficult and complex judgments that rely on estimates about the effect of matters that are inherently uncertain due to the effect of changing market conditions and/or consumer behavior. In determining which accounting policies meet this definition, we considered our policies with respect to the valuation of our assets and liabilities and estimates and assumptions used in determining those valuations. We believe the most critical accounting issues that require the most complex and difficult judgments and that are particularly susceptible to significant change to our financial condition and results of operations include those issues included in Management’s Discussion and Analysis of Results of Operations in IMH’s report on Form 10-K for the year ended December 31, 2015.  Such policies have not changed during 2016.

Financial Condition and Results of Operations

Financial Condition

As of March 31, 2016 compared to December 31, 2015

The following table shows the condensed consolidated balance sheets for the following periods:

	March 31,	December 31,	Increase	%
	2016	2015	(Decrease)	Change
	(Unaudited)
ASSETS
Cash	$18,452	$32,409	$(13,957)	(43)%
Restricted cash	4,778	3,474	1,304	38
Mortgage loans held-for-sale	612,777	310,191	302,586	98
Finance receivables	42,179	36,368	5,811	16
Mortgage servicing rights	44,327	36,425	7,902	22
Securitized mortgage trust assets	4,383,334	4,594,534	(211,200)	(5)
Goodwill	104,938	104,938	—	—
Intangibles	28,926	29,975	(1,049)	(3)
Deferred tax asset	24,420	24,420	—	—
Other assets	40,593	38,118	2,475	6
Total assets	$5,304,724	$5,210,852	$93,872	2%

LIABILITIES & EQUITY
Warehouse borrowings	$624,128	$325,616	$298,512	92%
Term financing	29,787	29,716	71	0
Convertible notes	24,959	44,819	(19,860)	(44)
Long-term debt ($71,120 par)	32,141	31,898	243	1
Repurchase reserve	5,357	5,236	121	2
Securitized mortgage trust liabilities	4,369,325	4,580,326	(211,001)	(5)
Contingent consideration	48,772	48,079	693	1
Other liabilities	32,257	30,672	1,585	5
Total liabilities	5,166,726	5,096,362	70,364	1
Total equity	137,998	114,490	23,508	21
Total liabilities and stockholders’ equity	$5,304,724	$5,210,852	$93,872	2%

In the first quarter of 2016, cash balances decreased primarily due to payments related to the acquisition of CCM including the final fixed payment of $2.5 million as well as the earn-out payment to CashCall Inc. of approximately $4.1 million based upon CCM earnings for the fourth quarter of 2015, and an increase in warehouse haircuts (difference between loan balance funded and amount advanced by warehouse lender) associated with the increase in mortgage loans held-for-sale (LHFS).

LHFS increased $302.6 million to $612.8 million at March 31, 2016 as compared to $310.2 million at December 31, 2015. The increase was due to $2.3 billion in originations related to the decrease in mortgage interest rates during the first quarter of 2016 partially offset by $2.0 billion in loan sales. As a normal course of our origination and sales cycle, loans held-for-sale at the end of any period are generally sold within one or two subsequent months.

Finance receivables increased $5.8 million to $42.2 million at March 31, 2016 as compared to $36.4 million at December 31, 2015. The increase was due to $151.4 million in fundings offset by $145.6 million in settlements.

MSRs increased $7.9 million to $44.3 million at March 31, 2016 as compared to $36.4 million at December 31, 2015. The increase was due to servicing retained loan sales of $2.0 billion in UPB. Partially offsetting the increase was a mark-to-market reduction in fair value of $10.9 million.  At March 31, 2016, we serviced $5.2 billion in UPB for others as compared to $3.6 billion at December 31, 2015.

Warehouse borrowings increased $298.5 million to $624.1 million at March 31, 2016 as compared to $325.6 million at December 31, 2015. The increase was due to an increase in mortgage loans held-for-sale attributable to the increased loan volume and increased finance receivables at March 31, 2016. During the three months ended March 31, 2016, we increased our total borrowing capacity to $725.0 million as compared to $675.0 million at December 31, 2015.

Convertible notes decreased $19.9 million to $25.0 million at March 31, 2016 as compared to $44.8 million at December 31, 2015. In January 2016, we elected to exercise our option to convert the original $20.0 million in convertible notes to common stock. As a result, we converted $20.0 million of debt into equity by issuing an aggregate of 1,839,080 shares of common stock.

The changes in total assets and liabilities, at fair market value, are primarily attributable to decreases in our trust assets and trust liabilities as summarized below.

	March 31,	December 31,	Increase	%
	2016	2015	(Decrease)	Change
Securitized mortgage collateral	$4,364,558	$4,574,919	$(210,361)	(5)%
Other trust assets	18,776	19,615	(839)	(4)
Total trust assets	4,383,334	4,594,534	(211,200)	(5)

Securitized mortgage borrowings	$4,368,356	$4,578,657	$(210,301)	(5)%
Other trust liabilities	969	1,669	(700)	(42)
Total trust liabilities	4,369,325	4,580,326	(211,001)	(5)
Residual interests in securitizations	$14,009	$14,208	$(199)	(1)%

Since the consolidated and unconsolidated securitization trusts are nonrecourse to us, trust assets and liabilities have been netted to present our interest in these trusts more simply, which are considered the residual interests in securitizations. For unconsolidated securitizations the residual interests represent the fair value of investment securities available-for-sale. For consolidated securitizations, the residual interests are represented by the fair value of securitized mortgage collateral and real estate owned, offset by the fair value of securitized mortgage borrowings and derivative liabilities. We receive cash flows from our residual interests in securitizations to the extent they are available after required distributions to bondholders and maintaining specified overcollateralization levels and other specified parameters (such as maximum delinquency and cumulative default) within the trusts. The estimated fair value of the residual interests, represented by the difference in the fair value of total trust assets and total trust liabilities, was $14.0 million at March 31, 2016, compared to $14.2 million at December 31, 2015.

We update our collateral assumptions quarterly based on recent delinquency, default, prepayment and loss experience. Additionally, we update the forward interest rates and investor yield (discount rate) assumptions based on information derived from market participants. During the three months ended March 31, 2016, actual and forecasted losses increased for certain trusts.  In addition to the increase in losses, principal payments and liquidations of securitized mortgage collateral and securitized mortgage borrowings further reduced trust assets and liabilities.  Partially offsetting the decrease in securitized mortgage collateral and securitized mortgage borrowings was a decrease in forward LIBOR as compared to December 31, 2015.  The increase in losses and loss assumptions and decrease in the forward LIBOR curve resulted in a slight reduction in the value of our residual interests at March 31, 2016.

•                  The estimated fair value of securitized mortgage collateral decreased $210.4 million during the three months ended March 31, 2016, primarily due to reductions in principal from borrower payments and transfers of loans to REO for single-family and multi-family collateral. Additionally, other trust assets decreased $839 thousand during the three months ended March 31, 2016, primarily due to liquidations of $10.2 million and a $1.1 million decrease in the net realizable value (NRV) of REO.  Partially offsetting the decrease was an increase of $10.5 million in REO from foreclosures.

•                  The estimated fair value of securitized mortgage borrowings decreased $210.3 million during the three months ended March 31, 2016, primarily due to reductions in principal balances from principal payments during the period for single-family and multi-family collateral as well as a decrease in loss assumptions. The $700 thousand reduction in other trust liabilities during the three months ended March 31, 2016, was primarily due to $743 thousand in derivative cash payments from the securitization trusts, and a $93 thousand increase in derivative fair value resulting from changes in forward LIBOR interest rates.

Prior to 2008, we securitized mortgage loans by transferring originated and acquired residential single-family mortgage loans and multi-family commercial loans (the “transferred assets”) into non-recourse bankruptcy remote trusts which in turn issued tranches of bonds to investors supported only by the cash flows of the transferred assets. Because the assets and liabilities in the securitizations are nonrecourse to us, the bondholders cannot look to us for repayment of their bonds in the event of a shortfall. These securitizations were structured to include interest rate derivatives. We retained the residual interest in each trust, and in most cases would perform the master servicing function. A trustee and sub-servicer, unrelated to us, were utilized for each securitization. Cash flows from the loans (the loan payments as well as liquidation of foreclosed real estate properties) collected by the loan sub-servicer are remitted to us, the master servicer. The master servicer remits payments to the trustee who remits payments to the bondholders (investors). The sub-servicer collects loan payments and performs loss mitigation activities for defaulted loans. These activities include foreclosing on properties securing defaulted loans, which results in REO. Our real estate services segment also performs mitigation activities for loans within the portfolio.

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

The following table presents changes in the trust assets and trust liabilities for the three months ended March 31, 2016:

	TRUST ASSETS					TRUST LIABILITIES
	Level 3 Recurring Fair Value					Level 3 Recurring Fair Value
	Measurements		NRV (1)			Measurements
	Investment
	securities	Securitized				Securitized
	available-for-	mortgage	Real estate	Total trust		mortgage	Derivative	Total trust	Net trust
	sale	collateral	owned	assets		borrowings	liabilities	liabilities	assets
Recorded book value at December 31, 2015	$26	$4,574,919	$19,589	$4,594,534		$(4,578,657)	$(1,669)	$(4,580,326)	$14,208
Total gains/(losses) included in earnings:
Interest income	1	17,642	—	17,643		—	—	—	17,643
Interest expense	—	—	—	—		(51,046)	—	(51,046)	(51,046)
Change in FV of net trust assets, excluding REO	8	(86,362)	—	(86,354	)(2)	86,960	(93)	86,867	513
Losses from REO - not at FV but at NRV	—	—	(1,140)	(1,140	)(2)	—	—	—	(1,140)
Total gains (losses) included in earnings	9	(68,720)	(1,140)	(69,851)		35,914	(93)	35,821	(34,030)
Transfers in and/or out of level 3	—	—	—	—		—	—	—	—
Purchases, issuances and settlements	(12)	(141,641)	304	(141,349)		174,387	793	175,180	33,831
Recorded book value at March 31, 2016	$23	$4,364,558	$18,753	$4,383,334		$(4,368,356)	$(969)	$(4,369,325)	$14,009

(1)                                     Accounted for at net realizable value.

(2)                                     Represents change in fair value of net trust assets, including trust REO (losses) gains in the consolidated statements of operations for the three months ended March 31, 2016.

Inclusive of losses from REO, total trust assets above reflect a net loss of $87.5 million as a result of a decrease in fair value of securitized mortgage collateral of $86.4 million and losses from REO of $1.1 million offset by increases from other trust assets of $8 thousand. Net gains on trust liabilities were $86.9 million as a result of $87.0 million in gains from the decrease in fair value of securitized mortgage borrowings and losses from derivative liabilities of $93 thousand. As a result, non-interest income—net trust assets totaled a loss of $627 thousand for the three months ended March 31, 2016.

The table below reflects the net trust assets as a percentage of total trust assets (residual interests in securitizations):

	March 31,	December 31,
	2016	2015
Net trust assets	$14,009	$14,208
Total trust assets	4,383,334	4,594,534
Net trust assets as a percentage of total trust assets	0.32%	0.31%

For the three months ended March 31, 2016, the estimated fair value of the net trust assets increased as a percentage of total trust assets. The increase was primarily due to projected future cash flows due to a decrease in LIBOR partially offset by the increase in losses for certain trusts.

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

The following tables present the estimated fair value of our residual interests, including investment securities available for sale, by securitization vintage year and other related assumptions used to derive these values at March 31, 2016 and December 31, 2015:

Origination	Estimated Fair Value of Residual Interests by Vintage Year at March 31, 2016			Estimated Fair Value of Residual Interests by Vintage Year at December 31, 2015
Year	SF	MF	Total	SF	MF	Total
2002-2003(1)	$7,844	$1,310	$9,154	$9,410	$1,401	$10,811
2004	1,336	1,104	2,440	1,198	805	2,003
2005(2)	458	145	603	213	29	242
2006(2)	—	1,812	1,812	—	1,152	1,152
2007(2)	—	—	—	—	—	—
Total	$9,638	$4,371	$14,009	$10,821	$3,387	$14,208

Weighted avg. prepayment rate	5.8%	12.8%	6.2%	5.6%	8.1%	5.8%
Weighted avg. discount rate	16.9%	15.3%	16.4%	16.3%	14.7%	15.9%

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

The table below reflects the estimated future credit losses and investor yield requirements for trust assets by product (SF and MF) and securitization vintage at March 31, 2016:

	Estimated Future Losses (1)		Investor Yield Requirement (2)
	SF	MF	SF	MF
2002-2003	12%	* (3)	5%	6%
2004	9%	* (3)	6%	5%
2005	10%	4%	5%	4%
2006	21%	5%	7%	5%
2007	27%	2%	7%	4%

(1)         Estimated future losses derived by dividing future projected losses by UPB at March 31, 2016.

(2)         Investor yield requirements represent our estimate of the yield third-party market participants would require to price our trust assets and liabilities given our prepayment, credit loss and forward interest rate assumptions.

(3)         Represents less than 1%.

Despite the increase in housing prices through March 31, 2016, housing prices in many parts of the country are still at levels which have significantly reduced or eliminated equity for loans originated after 2003. Future loss estimates are significantly higher for mortgage loans included in securitization vintages after 2004 which reflect severe home price deterioration and defaults experienced with mortgages originated during these periods.

Long-Term Mortgage Portfolio Credit Quality

We use the Mortgage Bankers Association (MBA) method to define delinquency as a contractually required payment being 30 or more days past due. We measure delinquencies from the date of the last payment due date in which a payment was received. Delinquencies for loans 60 days delinquent or greater, foreclosures and delinquent bankruptcies were $1.1 billion or 19.5% of the long-term mortgage portfolio as of March 31, 2016.  Despite the increase in percentage of loans 60 or more days delinquent at March 31, 2016 as compared to December 31, 2015, the balance of loans 60 days or more delinquent at March 31, 2016 decreased by $2.5 million.

The following table summarizes the gross UPB of loans in our mortgage portfolio, included in securitized mortgage collateral, that were 60 or more days delinquent (utilizing the MBA method) as of the periods indicated:

		Total		Total
	March 31,	Collateral	December 31,	Collateral
	2016	%	2015	%
Securitized mortgage collateral
60 - 89 days delinquent	$108,146	1.9%	$125,937	2.1%
90 or more days delinquent	447,353	7.8%	394,129	6.7%
Foreclosures (1)	314,158	5.5%	351,276	6.0%
Delinquent bankruptcies (2)	248,390	4.3%	249,225	4.2%
Total 60 or more days delinquent	$1,118,047	19.5%	$1,120,567	19.0%
Total collateral	$5,730,514	100%	$5,900,239	100%

(1)         Represents properties in the process of foreclosure.

(2)         Represents bankruptcies that are 30 days or more delinquent.

The following table summarizes the gross securitized mortgage collateral and REO (at NRV), that were non-performing as of the dates indicated (excludes 60-89 days delinquent):

		Total		Total
	March 31,	Collateral	December 31,	Collateral
	2016	%	2015	%
90 or more days delinquent, foreclosures and delinquent bankruptcies	$1,009,901	17.6%	$994,630	16.9%
Real estate owned	18,753	0.3%	19,589	0.3%
Total non-performing assets	$1,028,654	18.0%	$1,014,219	17.2%

Non-performing assets consist of non-performing loans (mortgages that are 90 or more days delinquent, including loans in foreclosure and delinquent bankruptcies) plus REO. It is our policy to place a mortgage on nonaccrual status when it becomes 90 days delinquent and to reverse from revenue any accrued interest, except for interest income on securitized mortgage collateral when the scheduled payment is received from the servicer. The servicers are required to advance principal and interest on loans within the securitization trusts to the extent the advances are considered recoverable. IFC, a subsidiary of IMH and master servicer, may be required to advance funds, or in most cases cause the loan servicers to advance funds, to cover principal and interest payments not received from borrowers depending on the status of their mortgages. As of March 31, 2016, non-performing assets (UPB of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) as a percentage of the total collateral was 18.0%.  At December 31, 2015, non-performing assets to total collateral was 17.2%. Non-performing assets increased by approximately $14.4 million at March 31, 2016 as compared to December 31, 2015. At March 31, 2016, the estimated fair value of non-performing assets (representing the fair value of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) was $317.2 million or 6.0% of total assets. At December 31, 2015, the estimated fair value of non-performing assets was $388.6 million or 7.5% of total assets.

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

For the three months ended March 31, 2016, we recorded a decrease in net realizable value of the REO in the amount of $1.1 million, compared to a decrease of $2.7 million for the comparable 2015 period. Increases and write-downs of the net realizable value reflect increases or declines in value of the REO subsequent to foreclosure date, but prior to the date of sale.

The following table presents the balances of REO:

	March 31,	December 31,
	2016	2015
REO	$28,362	$28,058
Impairment (1)	(9,609)	(8,469)
Ending balance	$18,753	$19,589

REO inside trusts	$18,753	$19,589
REO outside trusts	—	—
Total	$18,753	$19,589

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

Results of Operations

For the Three Months Ended March 31, 2016 compared to the Three Months Ended March 31, 2015

	For the Three Months Ended March 31,
			Increase	%
	2016	2015	(Decrease)	Change
Revenues	$47,299	$34,343	$12,956	38%
Expenses (1)	(45,155)	(17,141)	28,014	163
Net interest (expense) income	(101)	1,058	(1,159)	(110)
Change in fair value of long-term debt	—	(7,116)	7,116	100
Change in fair value of net trust assets, including trust REO losses	(627)	(876)	249	28
Income tax (expense) benefit	(435)	23,704	(24,139)	(102)
Net earnings	981	33,972	(32,991)	(97)

Earnings per share available to common stockholders - basic	$0.09	$3.54	$(3.45)	(97)%

Earnings per share available to common stockholders - diluted	$0.08	$2.94	$(2.86)	(97)%

(1)         Included are changes in contingent consideration liability of approximately $4.8 million for the three months ended March 31, 2016.

Revenues

	For the Three Months Ended March 31,
			Increase	%
	2016	2015	(Decrease)	Change
Gain on sale of loans, net	$53,869	$37,398	$16,471	44%
Real estate services fees, net	2,100	2,742	(642)	(23)
Servicing income, net	2,088	635	1,453	229
Loss on mortgage servicing rights	(10,910)	(6,568)	(4,342)	(66)
Other revenues	152	136	16	12
Total revenues	$47,299	$34,343	$12,956	38%

Gain on sale of loans, net.  As previously disclosed, gain on sale of loans, net includes the operating expenses of CCM in the first quarter of 2015 before we closed the transaction on March 31, 2015.  We received the economic benefit of the CCM transactions from the beginning of 2015 but did not hire the employees of CCM or incur direct operating expenditures of CCM until after the close of the transaction.  Accordingly, operating expenses for CCM in the first quarter of 2015 were included within gain on sale of loans, net as loan origination costs in the consolidated statements of operations.  After adjusting for this difference, gain on sale margins were flat at approximately 229 bps in the first quarter of 2016 as compared to the first quarter of 2015.  Beginning with the second quarter of 2015 the operating expenses of CCM were included in personal, business promotion, general, administrative and other expense, as normally presented.

For the three months ended March 31, 2016, gain on sale of loans, net were $53.9 million compared to $37.4 million in the comparable 2015 period. The $16.5 million increase is primarily due to the presentation of CCM operating expenses in the first quarter of 2015.

Real estate services fees, net.  For the three months ended March 31, 2016, real estate services fees, net were $2.1 million compared to $2.7 million in the comparable 2015 period. The $642 thousand decrease was primarily the result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio as compared to the first quarter of 2015.

Servicing income, net.  For the three months ended March 31, 2016, servicing income, net was $2.1 million compared to $635 thousand in the comparable 2015 period.  The increase in servicing income, net was the result of the servicing portfolio increasing 114% to an average balance of $4.5 billion for the three months ended March 31, 2016 as compared to an average balance of $2.1 billion for the three months ended March 31, 2015.   The increase in the average balance of the servicing portfolio is a result of servicing retained loan sales of $2.0 billion during the three months ended March 31, 2016 as well as no sales of mortgage servicing rights due to a depressed market related to the drop in mortgage interest rates.

Loss on mortgage servicing rights.  For the three months ended March 31, 2016, loss on MSRs was $10.9 million compared to $6.6 million in the comparable 2015 period. For the three months ended March 31, 2016, loss on MSRs was primarily the result of a $10.9 million loss from a change in fair value of MSRs due to a decrease in mortgage interest rates in the first quarter resulting in an adverse change in prepayment speed assumptions.  Additionally, despite not selling MSRs during the first quarter, we had a $620 thousand loss on sale of mortgage servicing rights related to refunds of premiums to investors for loan payoffs associated with sales of servicing rights in previous periods.  Partially offsetting the loss was a $630 thousand increase in realized and unrealized gains from hedging instruments related to MSRs.

Expenses

	For the Three Months Ended March 31,
			Increase	%
	2016	2015	(Decrease)	Change
Personnel expense	$23,965	$11,490	$12,475	109%
Business promotion	9,191	215	8,976	4175
General, administrative and other	7,162	5,436	1,726	32
Accretion of contingent consideration	1,895	—	1,895	n/a
Change in fair value of contingent consideration	2,942	—	2,942	n/a
Total expenses	$45,155	$17,141	$28,014	163%

As previously disclosed, the increase in expenses was due to the CCM acquisition and the presentation of CCM operating expenses in the first quarter of 2015 before we closed the transaction on March 31, 2015.  We received the economic benefit of the CCM transaction from the beginning of 2015 but did not hire the employees of CCM or incur direct operating expenditures of CCM until the transaction closed on March 31, 2015.  Accordingly, operating expenses for CCM in the first quarter of 2015 were included within gain on sale of loans, net as loan origination costs in the consolidated statements of operations.  Beginning with the second quarter of 2015 the operating expenses of CCM were included in personal, business promotion, general, administrative and other expense, as normally presented.

We recorded a $2.9 million change in fair value associated with an increase in the contingent consideration liability for the first quarter of 2016 related to updated assumptions including current market conditions and increased mortgage loan originations for CCM. The change in fair value of contingent consideration was related to the estimated increase in future pre-tax earnings of CCM over the remaining earn-out period of seven quarters. The fair value of contingent consideration may change from quarter to quarter based upon actual experience and updated assumptions used to forecast pre-tax earnings for CCM.

Beginning in the second quarter of 2015, as part of the acquisition of CCM, we record accretion of the contingent consideration liability from the close of the transaction in March 2015 through the end of the earn-out period in 2017, which increases the contingent consideration liability. The estimated contingent consideration liability is based on discounted cash flows which represent the time value of money of the liability during the earn-out period.  In the first quarter of 2016, accretion increased the contingent consideration liability by $1.9 million. We did not record accretion in the first quarter of 2015 as the acquisition transaction did not close until March 31, 2015, however the accretion will continue to be a charge against earnings in future quarters until the end of the earn-out period.

Net Interest Income (Expense)

We earn net interest income primarily from mortgage assets, which include securitized mortgage collateral, loans held-for-sale, finance receivables and investment securities available-for-sale, or collectively, “mortgage assets,” and, to a lesser extent, interest income earned on cash and cash equivalents. Interest expense is primarily interest paid on borrowings secured by mortgage assets, which include securitized mortgage borrowings and warehouse borrowings and to a lesser extent, interest expense paid on long-term debt, Convertible Notes, short-term borrowings, Term Financing and line of credit. Interest income and interest expense during the period primarily represents the effective yield, based on the fair value of the trust assets and liabilities.

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

	For the Three Months Ended March 31,
	2016			2015
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Securitized mortgage collateral	$4,469,739	$66,313	5.93%	$5,180,311	$69,282	5.35%
Mortgage loans held-for-sale	265,794	2,704	4.07%	288,481	2,631	3.65%
Finance receivables	25,251	301	4.77%	84,050	687	3.27%
Other	24,822	9	0.15%	4,530	8	0.71%
Total interest-earning assets	$4,785,606	$69,327	5.79%	$5,557,372	$72,608	5.23%

LIABILITIES
Securitized mortgage borrowings	$4,473,506	$63,982	5.72%	$5,177,496	$67,124	5.19%
Warehouse borrowings (1)	289,989	2,625	3.62%	360,580	2,750	3.05%
Long-term debt	31,981	957	11.97%	25,884	960	14.84%
Convertible notes	30,589	1,109	14.50%	20,000	388	7.76%
Term financing	29,763	748	10.05%	—	—	—
Short-term borrowings	—	—	—	8,439	277	13.13%
Other	2,243	7	1.25%	3,178	51	6.42%
Total interest-bearing liabilities	$4,858,071	$69,428	5.72%	$5,595,577	$71,550	5.11%

Net Interest Spread (2)		$(101)	0.07%		$1,058	0.12%
Net Interest Margin (3)			-0.01%			0.08%

(1)	Warehouse borrowings include the borrowings from mortgage loans held-for-sale and finance receivables.
(2)	Net interest spread is calculated by subtracting the weighted average yield on interest-bearing liabilities from the weighted average yield on interest-earning assets.
(3)	Net interest margin is calculated by dividing net interest spread by total average interest-earning assets.

Net interest spread decreased $1.2 million for the quarter ended March 31, 2016 primarily attributable to an increase in interest expense from the issuance of the additional Convertible Note issued in 2015 and Term Financing.  Included in the increase in interest expense during the first quarter of 2016 is an additional $125 thousand in interest expense attributable to the Convertible Notes that were guaranteed through April 2016 as well as $129 thousand of debt issuance costs accelerated upon conversion.  Offsetting the decrease in net spread was an increase in the net interest spread on the securitized mortgage collateral and securitized mortgage borrowings.  As a result, net interest margin decreased to (0.01)% for the three months ended March 31, 2016 from 0.08% for the three months ended March 31, 2015.

During the quarter ended March 31, 2016, the yield on interest-earning assets increased to 5.79% from 5.23% in the comparable 2015 period. The yield on interest-bearing liabilities increased to 5.72% for the quarter ended March 31, 2016 from 5.11% for the comparable 2015 period. In connection with the fair value accounting for investment securities available-for-sale, securitized mortgage collateral and borrowings and long-term debt, interest income and interest expense is recognized using effective yields based on estimated fair values for these instruments. The increase in yield for securitized mortgage collateral and securitized mortgage borrowings is primarily related to decreased prices on mortgage-backed bonds which resulted in an increase in yield as compared to the previous period.

Change in the fair value of long-term debt.

Long-term debt (consisting of trust preferred securities and junior subordinated notes) is measured based upon an internal analysis, which considers our own credit risk and discounted cash flow analyses. Improvements in financial results and financial condition in the future could result in additional increases in the estimated fair value of the long-term debt, while deterioration in financial results and financial condition could result in a decrease in the estimated fair value of the long-term debt.

There was no change in the fair value of long-term debt for the three months ended March 31, 2016, compared to a loss of $7.1 million for the comparable 2015 period as a result of the increase in the estimated fair value of long-term debt. The increase in the estimated fair value of long-term debt was primarily the result of a decrease in the discount rate attributable to an improvement in our own credit risk profile, improvement in our financial condition and results of operations from the mortgage lending segment including the acquisition of CCM during the first quarter of 2015 as well as an increase in forward LIBOR interest rates during 2015.

Change in fair value of net trust assets, including trust REO losses

	For the Three Months Ended
	March 31,
	2016	2015
Change in fair value of net trust assets, excluding REO	$513	$1,794
Losses from REO	(1,140)	(2,670)
Change in fair value of net trust assets, including trust REO losses	$(627)	$(876)

The change in fair value related to our net trust assets (residual interests in securitizations) was a loss of $627 thousand for the quarter ended March 31, 2016, compared to a loss of $876 thousand in the comparable 2015 period. The change in fair value of net trust assets, excluding REO was due to $513 thousand in gains from changes in fair value of securitized mortgage borrowings, securitized mortgage collateral and investment securities available-for-sale primarily associated with a decrease in LIBOR as well as updated assumptions on certain later vintage trusts with improved performance. Additionally, the NRV of REO decreased $1.1 million during the period attributed to higher expected loss severities on properties held in the long-term mortgage portfolio during the period.

The change in fair value related to our net trust assets (residual interests in securitizations) was a loss of $876 thousand for the quarter ended March 31, 2015. The change in fair value of net trust assets, including REO was due to $1.8 million in gains from changes in fair value of securitized mortgage borrowings, securitized mortgage collateral and investment securities available-for-sale primarily associated with updating assumptions of decreased collateral losses in the future and lower interest rates. Partially offsetting the increase was a $2.7 million decrease in NRV of REO during the period attributed to higher expected loss severities on properties held in the long-term mortgage portfolio during the period.

Income Taxes

We recorded tax expense of $435 thousand for the three months ended March 31, 2016.  Income tax expense for the three months ended March 31, 2016 is primarily the result of amortization of the deferred charge and an increase in current income tax provision based upon an estimated increase in federal alternative minimum tax (AMT) and state income taxes.  For the three months ended March 31, 2015, we recorded a benefit of $23.7 million primarily the results of reversal of valuation allowance partially offset by federal alternative minimum tax (AMT), amortization of the deferred charge and state income taxes from states where we do not have net operating loss carryforwards or state minimum taxes, including AMT.

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

Results of Operations by Business Segment

We have three primary operating segments: Mortgage Lending, Real Estate Services and Long-Term Mortgage Portfolio. Unallocated corporate and other administrative costs, including the cost associated with being a public company, are presented in Corporate. Segment operating results are as follows:

Mortgage Lending

	For the Three Months Ended March 31,
			Increase	%
	2016	2015	(Decrease)	Change
Gain on sale of loans, net	$53,869	$37,398	$16,471	44%
Servicing income, net	2,088	635	1,453	229
Loss on mortgage servicing rights	(10,910)	(6,568)	(4,342)	(66)
Other	49	17	32	188
Total revenues	45,096	31,482	13,614	43

Other income	388	368	20	5

Personnel expense	(23,807)	(11,055)	12,752	115
Business promotion	(9,163)	(164)	8,999	5,487
General, administrative and other	(4,558)	(2,096)	2,462	117
Accretion of contingent consideration	(1,895)	—	1,895	n/a
Change in fair value of contingent consideration	(2,942)	—	2,942	n/a
Net earnings before income taxes	$3,119	$18,535	$(15,416)	83%

As previously disclosed, gain on sale of loans, net includes the operating expenses of CCM in the first quarter of 2015 before we closed the transaction on March 31, 2015.  We received the economic benefit of the CCM transactions from the beginning of 2015 but did not hire the employees of CCM or incur direct operating expenditures of CCM until after the close of the transaction.  Accordingly, operating expenses for CCM in the first quarter of 2015 were included within gain on sale of loans, net as loan origination costs in the consolidated statements of operations.  After adjusting for this difference, gain on sale margins were flat at approximately 229 bps in the first quarter of 2016 as compared to the first quarter of 2015.  Beginning with the second quarter of 2015 the operating expenses of CCM were included in personal, business promotion, general, administrative and other expense, as normally presented.

For the three months ended March 31, 2016, gain on sale of loans, net were $53.9 million compared to $37.4 million in the comparable 2015 period. The $16.5 million increase is primarily related to a $4.1 million increase in premiums received from the sale of mortgage loans, a $23.4 million decrease in net direct loan origination expenses, a $492 thousand decrease in provision for repurchases and a $274 thousand increase in mark-to-market gains on LHFS partially offset by an $8.2 million decrease in realized and unrealized net losses on derivative financial instruments and a $3.5 million decrease in premiums from servicing retained loan sales.

For the three months ended March 31, 2016, servicing income, net was $2.1 million compared to $635 thousand in the comparable 2015 period.  The increase in servicing income, net was the result of the servicing portfolio increasing 114% to an average balance of $4.5 billion for the three months ended March 31, 2016 as compared to an average balance of $2.1 billion for the three months ended March 31, 2015.   The increase in the average balance of the servicing portfolio is a result of servicing retained loan sales of $2.0 billion during the three months ended March 31, 2016 as well as no sales of mortgage servicing rights due to a depressed market related to the drop in mortgage interest rates.

For the three months ended March 31, 2016, loss on MSRs was $10.9 million compared to $6.6 million in the comparable 2015 period. For the three months ended March 31, 2016, loss on MSRs was primarily the result of a $10.9 million loss from a change in fair value of MSRs due to a decrease in mortgage interest rates in the first quarter resulting in an adverse change in prepayment speed assumptions.  Additionally, despite not selling MSRs during the first quarter, we had a $620 thousand loss on sale of mortgage servicing rights related to refunds of premiums to investors for loan payoffs associated with sales of servicing rights in previous periods.  Partially offsetting the loss was a $630 thousand increase in realized and unrealized gains from hedging instruments related to MSRs.

We recorded a $2.9 million change in fair value associated with an increase in the contingent consideration liability for the first quarter of 2016 related to updated assumptions including current market conditions and increased mortgage loan originations for CCM. The change in fair value of contingent consideration was related to the estimated increase in future pre-tax earnings of CCM over the remaining earn-out period of seven quarters. The fair value of contingent consideration may change from quarter to quarter based upon actual experience and updated assumptions used to forecast pre-tax earnings for CCM.

Beginning in the second quarter of 2015, as part of the acquisition of CCM, we record accretion of the contingent consideration liability from the close of the transaction in March 2015 through the end of the earn-out period in 2017, which increases the contingent consideration liability. The estimated contingent consideration liability is based on discounted cash flows which represent the time value of money of the liability during the earn-out period.  In the first quarter of 2016, accretion increased the contingent consideration liability by $1.9 million. We did not record accretion in the first quarter of 2015 as the acquisition transaction did not close until March 31, 2015, however the accretion will continue to be a charge against earnings in future quarters until the end of the earn-out period.

Real Estate Services

	For the Three Months Ended March 31,
			Increase	%
	2016	2015	(Decrease)	Change
Real estate services fees, net	$2,100	$2,742	$(642)	(23)%

Personnel expense	(1,341)	(1,453)	112	8
General, administrative and other	(225)	(202)	(23)	(11)
Net earnings before income taxes	$534	$1,087	$(553)	(51)%

For the three months ended March 31, 2016, real estate services fees, net were $2.1 million compared to $2.7 million in the comparable 2015 period. The $642 thousand decrease in real estate services fees, net was the result of a $474 thousand decrease in real estate and recovery fees and a $191 thousand decrease in loss mitigation fees slightly offset by a $23 thousand increase in real estate services.

For the three months ended March 31, 2016, general, administrative and other expense increased to $225 thousand as compared to $202 thousand for the comparable 2015 period. Despite the decline in real estate services fees, net due to a reduction in transactions, costs associated with the transactions increased during the period.

Long-term Mortgage Portfolio

	For the Three Months Ended March 31,
			Increase	%
	2016	2015	(Decrease)	Change
Other revenue	$67	$61	6	10%

Personnel expense	(4)	(7)	(3)	(43)
General, administrative and other	(105)	(104)	1	1
Total expenses	(109)	(111)	2	2

Net interest income	1,375	1,201	174	14
Change in fair value of long-term debt	—	(7,116)	7,116	100
Change in fair value of net trust assets, including trust REO gains (losses)	(627)	(876)	249	(28)
Total other income (expense)	748	(6,791)	7,539	(111)
Net earnings (loss) before income taxes	$706	$(6,841)	$7,547	(110)%

For the three months ended March 31, 2016, net interest income totaled $1.4 million as compared to $1.2 million for the comparable 2015 period. Net interest income increased $174 thousand for the quarter ended March 31, 2016 primarily attributable to a $170 thousand increase in net interest spread on the long-term mortgage portfolio due to an improvement in net interest income and cash flows in the earlier vintage trusts which include our residual interests. Additionally, net interest income increased $3 thousand due to a decrease in interest expense on the long-term debt.

There was no change in the fair value of long-term debt for the three months ended March 31, 2016, compared to a loss of $7.1 million for the comparable 2015 period as a result of the increase in the estimated fair value of long-term debt. The increase in the estimated fair value of long-term debt was primarily the result of a decrease in the discount rate attributable to an improvement in our own credit risk profile, improvement in our financial condition and results of operations from the mortgage lending segment including the acquisition of CCM during the first quarter of 2015 as well as an increase in forward LIBOR interest rates during 2015.

The change in fair value related to our net trust assets (residual interests in securitizations) was a loss of $627 thousand for the quarter ended March 31, 2016, compared to a loss of $876 thousand in the comparable 2015 period. The change in fair value of net trust assets, excluding REO was due to $513 thousand in gains from changes in fair value of securitized mortgage borrowings, securitized mortgage collateral and investment securities available-for-sale primarily associated with a decrease in LIBOR as well as updated assumptions on certain later vintage trusts with improved performance. Additionally, the NRV of REO decreased $1.1 million during the period attributed to higher expected loss severities on properties held in the long-term mortgage portfolio during the period.

Corporate

The corporate segment includes all compensation applicable to the corporate services groups, public company costs as well as debt expense related to the Convertible Notes, Term Financing and capital leases. This corporate services group supports all operating segments. A portion of the corporate services costs is allocated to the operating segments. The costs associated with being a public company as well as the interest expense related to the Convertible Notes and capital leases are not allocated to our other segments and remain in this segment.

	For the Three Months Ended March 31,
			Increase	%
	2016	2015	(Decrease)	Change
Interest expense	$(1,864)	$(511)	(1,353)	(265)%
Other expenses	(1,079)	(2,002)	923	46
Net loss before income taxes	$(2,943)	$(2,513)	$(430)	(17)%

For the three months ended March 31, 2016, interest expense increased to $1.9 million as compared to $511 thousand for the comparable 2015 period. The increase was primarily due to a $748 thousand increase in interest expense from the $30.0 million Term Financing issued in June of 2015, a $471 thousand increase from the issuance of an additional $25.0 million of Convertible Notes in May 2015 as well as an additional $253 thousand in interest expense related to the Notes converted in the first quarter of 2016.  The additional interest on the Notes converted is related to the interest guaranteed through April 2016 as well as $129 thousand of debt issuance costs accelerated upon Note conversion.

For the three months ended March 31, 2016, other expenses decreased to $1.1 million as compared to $2.0 million for the comparable 2015 period. The decrease was primarily due to a $737 thousand decrease in occupancy expense, a $162 thousand increase in allocated corporate expenses as well as a $148 thousand decrease in equipment expense. The growth of the mortgage lending division resulted in increased allocations of certain corporate costs due to increased headcount.   Partially offsetting the decrease was a $118 thousand increase in legal and professional fees.  The decrease in occupancy expense is due to the amendment to our lease which became effective in January 2016. The modification of the lease effectively eliminated the shortfall we were recording as lease impairment attributable to the office space we were subletting associated with the previously discontinued operations.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of operational and market risks.  Refer to the complete discussion of operational and market risks included in Part II, Item 7 of our report on Form 10-K for the year ended December 31, 2015.  There has been no material change to the types of market and operational risks faced by us

Interest Rate Risk

Our interest rate risk arises from the financial instruments and positions we hold. This includes mortgage loans held for sale, MSRs and derivative financial instruments. These risks are regularly monitored by executive management that identify and manage the sensitivity of earnings or capital to changing interest rates to achieve our overall financial objectives.

Our principal market exposure is to interest rate risk, specifically changes in long-term Treasury rates and mortgage interest rates due to their impact on mortgage-related assets and commitments. We are also exposed to changes in short term interest rates, such as LIBOR, on certain variable rate borrowings including our term financing and mortgage warehouse borrowings. We anticipate that such interest rates will remain our primary benchmark for market risk for the foreseeable future.

Our business is subject to variability in results of operations in both the mortgage origination and mortgage servicing activities due to fluctuations in interest rates. In a declining interest rate environment, we would expect our mortgage production activities’ results of operations to be positively impacted by higher loan origination volumes and gain on sale margins. Furthermore, with declining rates, we would expect the market value of our MSRs to decline due to higher actual and projected loan prepayments related to our loan servicing portfolio. Conversely, in a rising interest rate environment, we would expect a negative impact on the results of operations of our mortgage production activities but a positive impact on the market values of our MSRs. The interaction between the results of operations of our mortgage activities is a core component of our overall interest rate risk strategy.

We utilize a discounted cash flow analysis to determine the fair value of MSRs and the impact of parallel interest rate shifts on MSRs. The primary assumptions in this model are prepayment speeds, discount rates, costs of servicing and default rates. However, this analysis ignores the impact of interest rate changes on certain material variables, such as the benefit or detriment on the value of future loan originations, non-parallel shifts in the spread relationships between MBS, swaps and U.S. Treasury rates and changes in primary and secondary mortgage market spreads. We use a forward yield curve, which we believe better presents fair value of MSRs because the forward yield curve is the market’s expectation of future interest rates based on its expectation of inflation and other economic conditions.

Interest rate lock commitments (IRLCs) represent an agreement to extend credit to a mortgage loan applicant, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set prior to funding. Our mortgage loans held for sale, which are held in inventory awaiting sale into the secondary market, and our interest rate lock commitments, are subject to changes in mortgage interest rates from the date of the commitment through the sale of the loan into the secondary market. As such, we are exposed to interest rate risk and related price risk during the period from the date of the lock commitment through the earlier of (i) the lock commitment cancellation or expiration date; or (ii) the date of sale into the secondary mortgage market. Loan commitments generally range between 15 and 60 days; and our holding period of the mortgage loan from funding to sale is typically within 20 days.

We manage the interest rate risk associated with our outstanding IRLCs and mortgage loans held for sale by entering into derivative loan instruments such as forward loan sales commitments or To-Be-Announced mortgage backed securities (TBA Forward Commitments). We expect these derivatives will experience changes in fair value opposite to changes in fair value of the derivative IRLCs and mortgage loans held for sale, thereby reducing earnings volatility. We take into account various factors and strategies in determining the portion of the mortgage pipeline (derivative loan commitments) and mortgage loans held for sale we want to economically hedge. Our expectation of how many of our IRLCs will ultimately close is a key factor in determining the notional amount of derivatives used in hedging the position.

Mortgage loans held-for-sale are financed by our warehouse lines of credit which generally carry variable rates. Mortgage loans held for sale are carried on our balance sheet on average for only 7 to 25 days after closing and prior to being sold. As a result, we believe that any negative impact related to our variable rate warehouse borrowings resulting from a shift in market interest rates would not be material to our consolidated financial statements.

Sensitivity Analysis

We have exposure to economic losses due to interest rate risk arising from changes in the level or volatility of market interest rates. We assess this risk based on changes in interest rates using a sensitivity analysis. The sensitivity analysis measures the potential impact on fair values based on hypothetical changes (increases and decreases) in interest rates.

Our total market risk is influenced by a wide variety of factors including market volatility and the liquidity of the markets. There are certain limitations inherent in the sensitivity analysis presented, including the necessity to conduct the analysis based on a single point in time and the inability to include the complex market reactions that normally would arise from the market shifts modeled.

We used March 31, 2016 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitivity and assume instantaneous, parallel shifts in interest rate yield curves. Management uses sensitivity analysis, such as those summarized below, based on a hypothetical 25 basis point increase or decrease in interest rates, to monitor the risks associated with changes in interest rates. We believe the use of a 50 basis point shift up and down (100 basis point range) is appropriate given the relatively short time period that the mortgage loans pipeline is held on our balance sheet and exposed to interest rate risk (during the processing, underwriting and closing stages of the mortgage loans which can last up to approximately 60 days). We also actively manage our risk management strategy for our mortgage loans pipeline (through the use of economic hedges such as forward loan sale commitments and mandatory delivery commitments) and generally adjust our hedging position daily. In analyzing the interest rate risks associated with our MSRs, management also uses multiple sensitivity analyses (hypothetical 25 and 50 basis point increases and decreases) to review the interest rate risk associated with our MSRs.

At a given point in time, the overall sensitivity of our mortgage loans pipeline is impacted by several factors beyond just the size of the pipeline. The composition of the pipeline, based on the percentage of IRLC’s compared to mortgage loans held for sale, the age and status of the IRLC’s, the interest rate movement since the IRLC’s were entered into, the channels from which the IRLC’s originate, and other factors all impact the sensitivity.

These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

The following table summarizes the estimated changes in the fair value of our mortgage pipeline, MSRs and related derivatives that are sensitive to interest rates as of March 31, 2016 given hypothetical instantaneous parallel shifts in the yield curve:

	Changes in Fair Value
	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps
Total Mortgage pipeline (1)	(1,456)	(764)	653	1,128
Mortgage servicing rights (2)	(6,993)	(3,728)	3,936	7,649

(1)         Represents unallocated mortgage loans held for sale, IRLCs and hedging instruments that are considered “at risk” for purposes of illustrating interest rate sensitivity.  IRLCs and hedging instruments are considered to be unallocated when we have not committed the underlying mortgage loans for sale.

(2)         Includes hedging instruments used to hedge fair value changes associated with changes in interest rates relating to mortgage servicing rights.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Please refer to IMH’s report on Form 10-K for the year ended December 31, 2015 for a description of litigation and claims.

ITEM 1A:  RISK FACTORS

None.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:  MINE SAFETY DISCLOSURES

None.

ITEM 5:  OTHER INFORMATION

None.

ITEM 6: EXHIBITS

(a)	Exhibits:
10.1	Consent and Waiver dated January 25, 2016 to Note Purchase Agreement dated as of April 29, 2013 (incorporated by reference to the Company’s Form 8-K filed with the SEC on January 28, 2016)
10.2	Amendment to Office Lease (incorporated by reference to the Company’s Form 8-K filed with the SEC on January 28, 2016)
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from Impac Mortgage Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Cash Flows, and (4) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

May 9, 2016