Form 10-Q
period 2016-06-30
IMPAC MORTGAGE HOLDINGS INC
filed 2016-08-08
CIK 1000298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

There were 12,531,711 shares of common stock outstanding as of August 2, 2016.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1.CONSOLIDATED FINANCIAL STATEMENTS

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Cash and cash equivalents	$19,736	$32,409
Restricted cash	8,280	3,474
Mortgage loans held-for-sale	683,687	310,191
Finance receivables	56,388	36,368
Mortgage servicing rights	54,747	36,425
Securitized mortgage trust assets	4,305,071	4,594,534
Goodwill	104,938	104,938
Intangible assets, net	27,876	29,975
Deferred tax asset, net	24,420	24,420
Other assets	41,764	38,118
Total assets	$5,326,907	$5,210,852
LIABILITIES
Warehouse borrowings	$699,377	$325,616
Term financing	29,755	29,716
Convertible notes	24,962	44,819
Contingent consideration	49,986	48,079
Long-term debt	30,990	31,898
Securitized mortgage trust liabilities	4,288,939	4,580,326
Other liabilities	49,434	35,908
Total liabilities	5,173,443	5,096,362

Commitments and contingencies (See Note 14)

STOCKHOLDERS’ EQUITY
Series A-1 junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none issued or outstanding	—	—
Series B 9.375% redeemable preferred stock, $0.01 par value; liquidation value $16,640; 2,000,000 shares authorized, 665,592 noncumulative shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	7	7
Series C 9.125% redeemable preferred stock, $0.01 par value; liquidation value $35,127; 5,500,000 shares authorized; 1,405,086 noncumulative shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	14	14
Common stock, $0.01 par value; 200,000,000 shares authorized; 12,524,961 and 10,326,520 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	125	103
Additional paid-in capital	1,124,022	1,098,302
Net accumulated deficit:
Cumulative dividends declared	(822,520)	(822,520)
Retained deficit	(148,184)	(161,416)
Net accumulated deficit	(970,704)	(983,936)
Total stockholders’ equity	153,464	114,490
Total liabilities and stockholders’ equity	$5,326,907	$5,210,852

See accompanying notes to unaudited consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Gain on sale of loans, net	$78,822	$48,346	$132,691	$85,744
Real estate services fees, net	1,995	2,355	4,095	5,097
Servicing income, net	2,803	1,017	4,891	1,652
Loss on mortgage servicing rights	(14,482)	(2,790)	(25,392)	(9,358)
Other	75	156	227	293
Total revenues	69,213	49,084	116,512	83,428
Expenses:
Personnel expense	30,592	24,078	54,557	35,568
Business promotion	11,286	8,679	20,478	8,894
General, administrative and other	8,842	7,943	16,004	13,378
Accretion of contingent consideration	1,759	3,046	3,653	3,046
Change in fair value of contingent consideration	8,412	(11,326)	11,354	(11,326)
Total expenses	60,891	32,420	106,046	49,560
Operating income:	8,322	16,664	10,466	33,868

Other income (expense):
Interest income	67,302	67,269	136,629	139,876
Interest expense	(66,469)	(66,310)	(135,897)	(137,860)
Change in fair value of long-term debt	1,354	(1,544)	1,354	(8,661)
Change in fair value of net trust assets, including trust REO gains (losses)	2,165	802	1,538	(74)
Total other income (expense)	4,352	217	3,624	(6,719)
Earnings before income taxes	12,674	16,881	14,090	27,149
Income tax expense (benefit)	423	71	858	(23,633)
Net earnings	$12,251	$16,810	$13,232	$50,782
Earnings per common share :
Basic	$0.99	$1.65	$1.11	$5.13
Diluted	0.92	1.33	1.08	4.17

See accompanying notes to unaudited consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Preferred		Common		Additional	Cumulative		Total
	Shares	Preferred	Shares	Common	Paid-In	Dividends	Retained	Stockholders’
	Outstanding	Stock	Outstanding	Stock	Capital	Declared	Deficit	Equity
Balance, December 31, 2015	2,070,678	21	10,326,520	103	1,098,302	(822,520)	(161,416)	114,490

Proceeds and tax benefit from exercise of stock options	—	—	3,941	—	9	—	—	9
Stock based compensation	—	—	—	—	890	—	—	890
Common stock issuance	—	—	355,420	4	4,839	—	—	4,843
Convertible note share issuance	—	—	1,839,080	18	19,982	—	—	20,000
Net earnings	—	—	—	—	—	—	13,232	13,232
Balance, June 30, 2016	2,070,678	$21	12,524,961	$125	$1,124,022	$(822,520)	$(148,184)	$153,464

See accompanying notes to unaudited consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$13,232	$50,782
Loss on sale of mortgage servicing rights	3,079	5,722
Change in fair value of mortgage servicing rights	23,824	3,636
Gain on sale of mortgage loans	(110,812)	(28,551)
Change in fair value of mortgage loans held-for-sale	(14,272)	(2,352)
Change in fair value of derivatives lending, net	(8,878)	(7,800)
Provision for repurchases	851	1,320
Origination of mortgage loans held-for-sale	(5,596,617)	(5,016,473)
Sale and principal reduction on mortgage loans held-for-sale	5,297,286	4,842,835
Losses from REO	4,531	2,463
Change in fair value of net trust assets, excluding REO	(7,434)	(4,583)
Change in fair value of long-term debt	(1,354)	8,661
Accretion of interest income and expense	65,211	76,555
Amortization of intangible and other assets	2,385	1,192
Accretion of contingent consideration	3,653	3,046
Change in fair value of contingent consideration	11,354	(11,326)
Amortization of debt issuance costs and discount on note payable	282	137
Stock-based compensation	890	513
Impairment of deferred charge	615	633
Change in deferred tax assets	—	(24,420)
Change in REO impairment reserve	—	1,402
Net change in restricted cash	(4,806)	(1,420)
Net change in other assets and liabilities	17,219	9,733
Net cash used in operating activities	(299,761)	(88,295)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in securitized mortgage collateral	287,746	302,662
Proceeds from the sale of mortgage servicing rights	5,694	23,550
Finance receivable advances to customers	(385,969)	(337,468)
Repayments of finance receivables	365,949	291,513
Net change in mortgages held-for-investment	44	45
Purchase of premises and equipment	(82)	249
Net principal change on investment securities available-for-sale	47	58
Acquisition of CashCall Mortgage	—	(5,000)
Proceeds from the sale of REO	22,940	14,685
Net cash provided by investing activities	296,369	290,294
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	4,843	—
Issuance of convertible notes	—	25,000
Issuance of term financing	—	30,000
Repayment of warehouse borrowings	(5,043,856)	(4,684,407)
Borrowings under warehouse agreement	5,417,617	4,880,211
Repayment of line of credit	—	(11,000)
Borrowings under line of credit	—	7,000
Repayment of short-term borrowing	—	(15,000)
Short-term borrowing	—	15,000
Repayment of securitized mortgage borrowings	(374,519)	(393,204)
Payment of acquisition related contingent consideration	(13,100)	(24,905)
Principal payments on short-term debt	—	(6,000)
Principal payments on capital lease	(275)	(401)
Debt issuance costs	—	(500)
Proceeds from exercise of stock options	9	286
Net cash used in financing activities	(9,281)	(177,920)
Net change in cash and cash equivalents	(12,673)	24,079
Cash and cash equivalents at beginning of period	32,409	10,073
Cash and cash equivalents at end of period	$19,736	$34,152

NON-CASH TRANSACTIONS :
Transfer of securitized mortgage collateral to real estate owned	$21,938	$18,736
Mortgage servicing rights retained from loan sales and issuance of mortgage backed securities	50,919	52,734
Common stock issued upon conversion of debt	20,000	—
Acquisition of equipment purchased through capital leases	551	413
Acquisition related goodwill asset related to CashCall	—	104,586
Acquisition related intangible assets related to CashCall	—	33,122
Acquisition related contingent consideration liability related to CashCall	—	124,592
Common stock issued related to CashCall acquisition	—	6,150

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

The Company’s operations include the mortgage lending operations and real estate services conducted by IRES and IMC and the long-term mortgage portfolio (residual interests in securitizations reflected as net trust assets and liabilities in the consolidated balance sheets) conducted by IMH.  Beginning in the first quarter of 2015, the mortgage lending operations include the activities of the CashCall Mortgage operations (CCM) (See Note 2. – Acquisition of CashCall Mortgage. )

Financial Statement Presentation

The accompanying unaudited consolidated financial statements of IMH and its subsidiaries (as defined above) have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the three months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These interim period condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the United States Securities and Exchange Commission (SEC).

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03, “Interest—Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs”, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. For public business entities, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Entities should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, entities are required to comply with the applicable disclosures for a change in an accounting principle. In August 2015, ASU

2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, was issued to address ASU 2015-03 as it relates to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. We adopted this change retrospectively on January 1, 2016, which resulted in a $465 thousand reclassification from other assets to Term Financing and Convertible Notes on December 31, 2015.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting ". ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

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

Pursuant to the Asset Purchase Agreement, and subject to the terms and conditions contained therein, the purchase price consists of a fixed component and a contingent component. The fixed component includes (i) the aggregate payment of $10 million in cash, payable in installments through January 2016 and (ii) 494,017 newly issued unregistered shares of the Company. The contingent component consists of a three year earn-out provision beginning on the effective date (January 2, 2015) of 100% of pre-tax net earnings of CCM for January and February of 2015, 65% of the pre-tax net earnings for the next 10 months of 2015, 55% of pre-tax 2016 net earnings and 45% of pre-tax 2017 net earnings. During the six months ended June 30, 2016, consideration paid to CashCall, Inc. was $2.5 million pursuant to the fixed component of the Asset Purchase Agreement and $13.1 million pursuant to the earn-out provision.

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

	For the Three and Six Months Ended
	June 30, 2015
Revenues	$49,084	$101,828
Other (expense) income	217	(6,509)
Expenses	(37,013)	(77,843)
Pretax net earnings	$12,288	$17,476

Note 3.—Mortgage Loans Held-for-Sale

A summary of the unpaid principal balance (UPB) of mortgage loans held-for-sale by type is presented below:

	June 30,	December 31,
	2016	2015
Government (1)	$130,001	$104,576
Conventional (2)	499,595	170,519
Other (3)	29,115	24,239
Fair value adjustment (4)	24,976	10,857
Total mortgage loans held for sale	$683,687	$310,191

(1)	Includes all government-insured loans including Federal Housing Administration (FHA), Veterans Affairs (VA) and United States Department of Agriculture (USDA).
(2)	Includes loans eligible for sale to Federal National Mortgage Association (Fannie Mae or FNMA) and Federal Home Loan Mortgage Corporation (Freddie Mac or FHLMC).
(3)	Includes NonQM and Jumbo loans.
(4)	Changes in fair value are included in the statements of operations.

Gain on mortgage loans held-for-sale (LHFS), included in gain on sale of loans, net in the consolidated statement of operations, is comprised of the following for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Gain on sale of mortgage loans	$83,812	$65,051	$143,024	$120,141
Premium from servicing retained loan sales	32,097	30,364	50,919	52,734
Unrealized gains from derivative financial instruments	3,512	(69)	8,458	7,799
Realized (losses) gains from derivative financial instruments	(7,132)	1,457	(15,590)	(1,705)
Mark to market gain (loss) on LHFS	3,087	(8,559)	14,272	2,352
Direct origination expenses, net	(36,082)	(39,151)	(67,541)	(93,960)
Provision for repurchases	(472)	(747)	(851)	(1,617)
Total gain on sale of loans, net	$78,822	$48,346	$132,691	$85,744

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

The following table summarizes the activity of MSRs for the six months ended June 30, 2016 and year ended December 31, 2015:

	June 30,	December 31,
	2016	2015
Balance at beginning of period	$36,425	$24,418
Additions from servicing retained loan sales	50,919	98,103
Reductions from bulk sales	(8,773)	(75,157)
Changes in fair value (1)	(23,824)	(10,939)
Fair value of MSRs at end of period	$54,747	$36,425

(1)	Changes in fair value are included within loss on mortgage servicing rights in the consolidated statements of operations.

At June 30, 2016 and December 31, 2015, the outstanding principal balance of the mortgage servicing portfolio was comprised of the following:

	June 30,	December 31,
	2016	2015
Government insured (1)	$575,841	$675,744
Conventional (2)	5,875,295	2,799,758
NonQM	190,411	95,157
Total loans serviced	$6,641,547	$3,570,659

(1)	As of June 30, 2016, the Government insured servicing has been pledged as collateral as part of the Term Financing. (See Note 7. — Term Financing. )
(2)

As of June 30, 2016, the Conventional servicing has been pledged as collateral and subject to acknowledgement agreements with FNMA and FHLMC as part of the Term Financing. (See Note 7. — Term Financing. )

The table below illustrates hypothetical changes in fair values of MSRs, caused by assumed immediate changes to key assumptions that are used to determine fair value. See Note 10.—Fair Value of Financial Instruments  for a description of the key assumptions used to determine the fair value of MSRs.

June 30,
Mortgage Servicing Rights Sensitivity Analysis	2016
Fair value of MSRs	$54,747
Prepayment Speed:
Decrease in fair value from 10% adverse change	(2,714)
Decrease in fair value from 20% adverse change	(5,196)
Decrease in fair value from 30% adverse change	(7,474)
Discount Rate:
Decrease in fair value from 10% adverse change	(1,739)
Decrease in fair value from 20% adverse change	(3,372)
Decrease in fair value from 30% adverse change	(4,907)

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

Loss on mortgage servicing rights is comprised of the following for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Loss on sale of mortgage servicing rights	$(2,459)	$(2,248)	$(3,079)	$(5,722)
Change in fair value of mortgage servicing rights	(12,904)	(542)	(23,824)	(3,636)
Realized and unrealized gains from hedging instruments	881	—	1,511	—
Loss on mortgage servicing rights	$(14,482)	$(2,790)	$(25,392)	$(9,358)

During the three months ended June 30, 2016, the Company recorded a $2.4 million loss on sale of mortgage servicing rights related to refunds of premiums to investors for loan payoffs associated with sales of servicing rights in previous periods as well as a loss on the sale of MSRs during the quarter. Change in fair value of mortgage servicing right was primarily due to a decrease in mortgage interest rates in the second quarter resulting in an increase in actual prepayments as well as prepayment speed assumptions.

The following is a summary of certain components of servicing income, net as reported in the Company’s consolidated statements of operations for the three and six months ended June 30, 2016:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Contractual servicing fees	$3,685	$1,595	$6,318	$2,688
Late and ancillary fees	40	9	73	59

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

As part of the acquisition of CCM, the purchase price of the intangible assets the Company acquired are listed below:

	Gross Carrying	Accumulated	Net Carrying Amount
	Amount	Amortization	at June 30, 2016	Remaining Life
Intangible assets:
Trademark	$17,251	$(1,462)	$15,789	13.5
Customer relationships	10,170	(1,884)	8,286	5.5
Non-compete agreement	5,701	(1,900)	3,801	2.5
Total intangible assets acquired	$33,122	$(5,246)	$27,876	9.6

As part of the acquisition of CCM, the purchase price of other assets the Company acquired are listed below:

	Gross Carrying	Accumulated	Net Carrying Amount
	Amount	Amortization	at June 30, 2016	Remaining Life
Other assets:
Developed software	$2,719	$(716)	$2,003	3.5

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

The following table presents certain information on warehouse borrowings and related accrued interest for the periods indicated:

	Maximum	Balance Outstanding At
	Borrowing	June 30,	December 31,
	Capacity	2016	2015
Short-term borrowings:
Repurchase agreement 1 (1)	$150,000	$148,667	$63,368
Repurchase agreement 2 (2)	50,000	49,607	46,673
Repurchase agreement 3 (3)	225,000	194,628	122,242
Repurchase agreement 4	200,000	193,295	83,162
Repurchase agreement 5 (4)	100,000	113,180	10,171
Repurchase agreement 6 (5)	150,000	—	—
Total warehouse borrowings	$875,000	$699,377	$325,616

(1)	In June 2016, the maturity date was extended to June 16, 2017.
(2)	In July 2016, the maturity date was extended to May 28, 2017.
(3)	As of June 30, 2016 and December 31, 2015, $56.4 million and $36.4 million, respectively, are attributable to financing facility advances made to the Company’s warehouse customers.
(4)

In August 2016, the lender granted the Company an increase in the maximum borrowing capacity to $175.0 million with a temporary increase to $200.0 million until September 15, 2016.  In April 2016, the maturity date was extended to March 1, 2017.

(5)	In June 2016, the Company entered into repurchase agreement 6 which has a maximum borrowing capacity of $150.0 million and a maturity date of June 30, 2017.

Note 7.—Term Financing

In June 2015, the Company and its subsidiaries, (IRES, IMC and Impac Warehouse Lending, Inc. (IWLI), collectively the (Borrowers)) entered into a Loan Agreement (Loan Agreement) with a lender (Lender) pursuant to which the Lender provided to the Borrowers a term loan in the aggregate principal amount of $30.0 million (Term Financing) due and payable on December 19, 2016, which may be extended to December 18, 2017 at the Lender’s discretion.  In connection with the Term Financing, the Borrowers issued to the Lender a Term Note dated June 19, 2015.  The Lender may in its discretion make additional advances not to exceed an aggregate amount outstanding of $50.0 million.   In June 2016, the maturity of the Term Financing was extended to June 16, 2017 and the Company paid an additional $100 thousand extension fee, which is amortized using the effective yield method over the life of the term financing.

The proceeds from the Term Financing were used to pay off the working capital line of credit with a national bank (approximately $4.0 million) and amounts under an existing master repurchase agreement with the Lender (approximately $3.2 million). The Borrowers also paid the Lender an origination fee of $300 thousand which is amortized using the effective yield method over the life of the term financing.

Interest on the Term Financing is payable monthly and accrues at a rate of LIBOR plus 8.5% per annum.  As of June 30, 2016, amounts under the Term Financing may be prepaid at any time without penalty or premium.  The Borrowers are subject to mandatory prepayment on the Term Financing based on a borrowing base formula that includes amounts under outstanding warehouse facilities, market value of mortgage servicing rights and residual securities and certain mortgage loans.

The balance under the Term Financing as of June 30, 2016 and December 31, 2015 was $29.8 million and $29.7 million, respectively, net of debt issuance costs of $245 thousand and $284 thousand, respectively.

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

Note 8.—Convertible Notes

In January 2016, pursuant to the terms of the $20.0 million Convertible Promissory Notes issued in April 2013 (the Notes), the Company elected to exercise its option to convert the Notes to common stock. The conversion resulted in the Company issuing an aggregate of 1,839,080 shares of common stock in February 2016, at a conversion price of $10.875. As a result of the transaction, the Company converted $20.0 million of debt into equity and paid interest through April 2016. No gain or loss was recorded as a result of the transaction.

In May 2015, the Company issued an additional $25.0 million Convertible Promissory Notes (2015 Convertible Notes). The 2015 Convertible Notes mature on or before May 9, 2020 and accrue interest at a rate of 7.5% per annum, to be paid quarterly. The Company had approximately $50 thousand in transaction costs which are amortized using the effective yield method over the life of the 2015 Convertible Notes.

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

Note 9.—Securitized Mortgage Trusts

Securtized Mortgage Trust Assets

Securitized mortgage trust assets, which are recorded at their estimated fair value (FMV), are comprised of the following at June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015
Securitized mortgage collateral	$4,290,994	$4,574,919
REO	14,056	19,589
Investment securities available-for-sale	21	26
Total securitized mortgage trust assets	$4,305,071	$4,594,534

Securitized Mortgage Trust Liabilities

Securitized mortgage trust liabilities, which are recorded at their estimated FMV, are comprised of the following at June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015
Securitized mortgage borrowings	$4,288,585	$4,578,657
Derivative liabilities	354	1,669
Total securitized mortgage trust liabilities	$4,288,939	$4,580,326

Changes in fair value of net trust assets, including trust REO losses are comprised of the following for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Change in fair value of net trust assets, excluding REO	$5,556	$596	$6,069	$2,389
(Losses) gains from REO	(3,391)	206	(4,531)	(2,463)
Change in fair value of net trust assets, including trust REO gains (losses)	$2,165	$802	$1,538	$(74)

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

FASB ASC 825 requires disclosure of the estimated fair value of certain financial instruments and the methods and significant assumption used to estimate such fair values. The following table presents the estimated fair value of financial instruments included in the consolidated financial statements as of the dates indicated:

	June 30, 2016				December 31, 2015
	Carrying	Estimated Fair Value			Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$19,736	$19,736	$—	$—	$32,409	$32,409	$—	$—
Restricted cash	8,280	8,280	—	—	3,474	3,474	—	—
Mortgage loans held-for-sale	683,687	—	683,687	—	310,191	—	310,191	—
Finance receivables	56,388	—	56,388	—	36,368	—	36,368	—
Mortgage servicing rights	54,747	—	—	54,747	36,425	—	—	36,425
Derivative assets, lending, net	19,813	—	510	19,303	9,273	—	89	9,184
Investment securities available-for-sale	21	—	—	21	26	—	—	26
Securitized mortgage collateral	4,290,994	—	—	4,290,994	4,574,919	—	—	4,574,919

Liabilities
Warehouse borrowings	$699,377	$—	$699,377	$—	$325,616	$—	$325,616	$—
Term financing	29,755	—	—	29,755	29,716	—	—	29,716
Convertible notes	24,962	—	—	24,962	44,819	—	—	44,819
Contingent consideration	49,986	—	—	49,986	48,079	—	—	48,079
Long-term debt	30,990	—	—	30,990	31,898	—	—	31,898
Securitized mortgage borrowings	4,288,585	—	—	4,288,585	4,578,657	—	—	4,578,657
Derivative liabilities, securitized trusts	354	—	—	354	1,669	—	—	1,669
Derivative liabilities, lending, net	4,955	—	4,955	—	404	—	404	—

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

As a result of the lack of observable market data resulting from inactive markets, the Company has classified its investment securities available-for-sale, mortgage servicing rights, securitized mortgage collateral and borrowings, derivative assets and liabilities (trust and IRLCs), and long-term debt as Level 3 fair value measurements. Level 3 assets and liabilities measured at fair value on a recurring basis were approximately 86% and 94% and 99% and 99%, respectively, of total assets and total liabilities measured at estimated fair value at June 30, 2016 and December 31, 2015.

Recurring Fair Value Measurements

The Company assesses the financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by ASC Topic 810. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the beginning of the reporting period. There were no material transfers between our Level 1 and Level 2 classified instruments during the three and six months ended June 30, 2016.

The following tables present the Company’s assets and liabilities that are measured at estimated fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option at June 30, 2016 and December 31, 2015, based on the fair value hierarchy:

	Recurring Fair Value Measurements
	June 30, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investment securities available-for-sale	$—	$—	$21	$—	$—	$26
Mortgage loans held-for-sale	—	683,687	—	—	310,191	—
Derivative assets, lending, net (1)	—	510	19,303	—	89	9,184
Mortgage servicing rights	—	—	54,747	—	—	36,425
Securitized mortgage collateral	—	—	4,290,994	—	—	4,574,919
Total assets at fair value	$—	$684,197	$4,365,065	$—	$310,280	$4,620,554
Liabilities
Securitized mortgage borrowings	$—	$—	$4,288,585	$—	$—	$4,578,657
Derivative liabilities, securitized trusts (2)	—	—	354	—	—	1,669
Long-term debt	—	—	30,990	—	—	31,898
Contingent consideration	—	—	49,986	—	—	48,079
Derivative liabilities, lending, net (3)	—	4,955	—	—	404	—
Total liabilities at fair value	$—	$4,955	$4,369,915	$—	$404	$4,660,303

(1)

At June 30, 2016, derivative assets, lending, net included $19.3 million in IRLCs and $510 thousand in Hedging Intruments, respectively, and is included in other assets in the accompanying consolidated balance sheets. At December 31, 2015, derivative assets, lending, net included $9.2 million in IRLCs and $89 thousand in Hedging Instruments associated with the Company’s mortgage lending operations, and is included in other assets in the accompanying consolidated balance sheet.

(2)	At June 30, 2016 and December 31, 2015, derivative liabilities, securitized trusts, are included within trust liabilities in the accompanying consolidated balance sheets.
(3)	At June 30, 2016 and December 31, 2015, derivative liabilities, lending, net are included in other liabilities in the accompanying consolidated balance sheets.

The following tables present reconciliations for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2016 and 2015:

	Level 3 Recurring Fair Value Measurements
	For the three months ended June 30, 2016
				Derivative
	Investment			liabilities,		Interest
	securities	Securitized	Securitized	net,	Mortgage	rate lock	Long-
	available-	mortgage	mortgage	securitized	servicing	commitments,	term	Contingent
	for-sale	collateral	borrowings	trusts	rights	net	debt	consideration
Fair value, March 31, 2016	$23	$4,364,558	$(4,368,356)	$(969)	$44,327	$15,475	$(32,141)	$(48,772)
Total gains (losses) included in earnings:
Interest income (1)	1	15,561	—	—	—	—	—	—
Interest expense (1)	—	—	(46,925)	—	—	—	(203)	—
Change in fair value	32	78,918	(73,337)	(57)	(12,904)	3,828	1,354	(10,171)
Total gains (losses) included in earnings	33	94,479	(120,262)	(57)	(12,904)	3,828	1,151	(10,171)
Transfers in and/or out of Level 3	—	—	—	—	—	—	—	—
Purchases, issuances and settlements:
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	32,097	—	—	—
Settlements	(35)	(168,043)	200,033	672	(8,773)	—	—	8,957
Fair value, June 30, 2016	$21	$4,290,994	$(4,288,585)	$(354)	$54,747	$19,303	$(30,990)	$(49,986)
Unrealized gains (losses) still held (2)	$21	$—	$—	$—	$54,747	$19,303	$39,645	$(49,986)

(1)

Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. Net interest income, including cash received and paid, was $2.4 million for the three months ended June 30, 2016. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations is primarily from contractual interest on the securitized mortgage collateral and borrowings.

(2)	Represents the amount of unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held and reflected in the fair values at June 30, 2016.

	Level 3 Recurring Fair Value Measurements
	For the three months ended June 30, 2015
				Derivative
	Investment			liabilities,		Interest
	securities	Securitized	Securitized	net,	Mortgage	rate lock	Long-
	available-	mortgage	mortgage	securitized	servicing	commitments,	term	Contingent
	for-sale	collateral	borrowings	trusts	rights	net	debt	consideration	Warrant
Fair value, March 31, 2015	$88	$5,110,983	$(5,109,133)	$(4,499)	$26,656	$12,769	$(29,646)	$(124,592)	$91
Total gains (losses) included in earnings:
Interest income (1)	3	13,071	—	—	—	—	—	—	—
Interest expense (1)	—	—	(50,331)	—	—	—	(248)	—	—
Change in fair value	6	22,257	(21,552)	(115)	(542)	(4,363)	(1,544)	8,280	74
Total (losses) gains included in earnings	9	35,328	(71,883)	(115)	(542)	(4,363)	(1,792)	8,280	74
Transfers in and/or out of Level 3	—	—	—	—	—	—	—	—	—
Purchases, issuances and settlements:
Purchases	—	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	30,364	—	—	—	—
Settlements	(16)	(166,878)	203,866	1,105	(12,234)	—	—	24,905	—
Fair value, June 30, 2015	$81	$4,979,433	$(4,977,150)	$(3,509)	$44,244	$8,406	$(31,438)	$(91,407)	$165
Unrealized gains (losses) still held (2)	$81	$(1,190,093)	$3,327,569	$(3,225)	$44,244	$8,406	$39,325	$(91,407)	$165

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

The following tables present reconciliations for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2016 and 2015:

	Level 3 Recurring Fair Value Measurements
	For the six months ended June 30, 2016
				Derivative
	Investment			liabilities,		Interest
	securities	Securitized	Securitized	net,	Mortgage	rate lock	Long-
	available-	mortgage	mortgage	securitized	servicing	commitments,	term	Contingent
	for-sale	collateral	borrowings	trusts	rights	net	debt	consideration
Fair value, December 31, 2015	$26	$4,574,919	$(4,578,657)	$(1,669)	$36,425	$9,184	$(31,898)	$(48,079)
Total gains (losses) included in earnings:
Interest income (1)	2	33,204	—	—	—	—	—	—
Interest expense (1)	—	—	(97,971)	—	—	—	(446)	—
Change in fair value	40	(7,445)	13,624	(150)	(23,824)	10,119	1,354	(15,007)
Total gains (losses) included in earnings	42	25,759	(84,347)	(150)	(23,824)	10,119	908	(15,007)
Transfers in and/or out of Level 3	—	—	—	—	—	—	—	—
Purchases, issuances and settlements:
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	50,919	—	—	—
Settlements	(47)	(309,684)	374,419	1,465	(8,773)	—	—	13,100
Fair value, June 30, 2016	$21	$4,290,994	$(4,288,585)	$(354)	$54,747	$19,303	$(30,990)	$(49,986)

(1)

Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. Net interest income, including cash received and paid, was $4.8 million for six months ended June 30, 2016. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations is primarily from contractual interest on the securitized mortgage collateral and borrowings.

	Level 3 Recurring Fair Value Measurements
	For the six months ended June 30, 2015
				Derivative
	Investment			liabilities,		Interest
	securities	Securitized	Securitized	net,	Mortgage	rate lock	Long-
	available-	mortgage	mortgage	securitized	servicing	commitments,	term	Contingent
	for-sale	collateral	borrowings	trusts	rights	net	debt	consideration	Warrant
Fair value, December 31, 2014	$92	$5,249,639	$(5,245,860)	$(5,447)	$24,418	$2,884	$(22,122)	$—	$84
Total gains (losses) included in earnings:
Interest income (1)	7	30,789	—	—	—	—	—	—	—
Interest expense (1)	—	—	(106,697)	—	—	—	(656)	—	—
Change in fair value	39	20,403	(17,697)	(356)	(3,636)	5,522	(8,660)	8,280	81
Total (losses) gains included in earnings	46	51,192	(124,394)	(356)	(3,636)	5,522	(9,316)	8,280	81
Transfers in and/or out of Level 3	—	—	—	—	—	—	—	—	—
Purchases, issuances and settlements:
Purchases	—	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	52,734	—	—	(124,592)	—
Settlements	(57)	(321,398)	393,104	2,294	(29,272)	—	—	24,905	—
Fair value, June 30, 2015	$81	$4,979,433	$(4,977,150)	$(3,509)	$44,244	$8,406	$(31,438)	$(91,407)	$165

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

The following table presents quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring and non-recurring basis at June 30, 2016:

	Estimated	Valuation	Unobservable	Range of	Weighted
Financial Instrument	Fair Value	Technique	Input	Inputs	Average
Assets and liabilities backed by real estate
Investment securities available-for-sale,	$21	DCF	Discount rates	3.5 - 25.0%	5.5%
Securitized mortgage collateral, and	4,290,994		Prepayment rates	2.9 - 23.1%	6.4%
Securitized mortgage borrowings	(4,288,585)		Default rates	0.5 - 10.4%	2.1%
			Loss severities	1.6 - 82.2%	43.5%
Other assets and liabilities
Mortgage servicing rights	$54,747	DCF	Discount rate	9.0 - 14.0%	9.5%
			Prepayment rates	5.6 - 89.0%	15.1%
Derivative liabilities, net, securitized trusts	(354)	DCF	1M forward LIBOR	0.5 - 2.0%	N/A %
Derivative assets - IRLCs, net	19,303	Market pricing	Pull-through rate	26.0 - 99.0%	73.8%
Long-term debt	(30,990)	DCF	Discount rate	13.8%	13.8%
Contingent consideration	(49,986)	DCF	Discount rate	16.5%	16.5%
			Margins	2.1 - 2.4%	2.3%
			Probability of outcomes (1)	20.0 - 50.0%	33.1%

DCF = Discounted Cash Flow

1M = 1 Month

(1)	Probability of outcomes is the probability of projected CCM earnings over the earn-out period based upon three scenarios (base, low and high).

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

The following tables present the changes in recurring fair value measurements included in net earnings (loss) for the three months ended June 30, 2016 and 2015:

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Earnings
	For the three months ended June 30, 2016
			Change in Fair Value of
	Interest	Interest	Net Trust		Long-term	Other Revenue	Gain on sale
	Income (1)	Expense (1)	Assets		Debt	and Expense	of loans, net	Total
Investment securities available-for-sale	$1	$—	$32		$—	$—	$—	$33
Securitized mortgage collateral	15,561	—	78,918		—	—	—	94,479
Securitized mortgage borrowings	—	(46,925)	(73,337)		—	—	—	(120,262)
Derivative liabilities, net, securitized trusts	—	—	(57)	(2)	—	—	—	(57)
Long-term debt	—	(203)	—		1,354	—	—	1,151
Mortgage servicing rights (3)	—	—	—		—	(12,904)	—	(12,904)
Contingent consideration	—	—	—		—	(10,171)	—	(10,171)
Mortgage loans held-for-sale	—	—	—		—	—	3,087	3,087
Derivative assets — IRLCs	—	—	—		—	—	3,828	3,828
Derivative liabilities — Hedging Instruments	—	—	—		—	—	(128)	(128)
Total	$15,562	$(47,128)	$5,556		$1,354	$(23,075)	$6,787	$(40,944)

(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
(2)

Included in this amount is $564 thousand in changes in the fair value of derivative instruments, offset by $621 thousand in cash payments from the securitization trusts for the three months ended June 30, 2016.

(3)	Included in loss on mortgage servicing rights in the consolidated statements of operations.

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Earnings
	For the three months ended June 30, 2015
			Change in Fair Value of
	Interest	Interest	Net Trust		long-term	Other	Gain on sale
	Income (1)	Expense (1)	Assets		Debt	Revenue	of loans, net	Total
Investment securities available-for-sale	$3	$—	$6		$—	$—	$—	$9
Securitized mortgage collateral	13,071	—	22,257		—	—	—	35,328
Securitized mortgage borrowings	—	(50,331)	(21,552)		—	—	—	(71,883)
Derivative liabilities, net, securitized trusts	—	—	(115)	(2)	—	—	—	(115)
Long-term debt	—	(248)	—		(1,544)	—	—	(1,792)
Mortgage servicing rights (3)	—	—	—		—	(542)	—	(542)
Warrant	—	—	—		—	74	—	74
Contingent consideration	—	—	—		—	8,280	—	8,280
Mortgage loans held-for-sale	—	—	—		—	—	(8,559)	(8,559)
Derivative assets — IRLCs	—	—	—		—	—	(4,363)	(4,363)
Derivative liabilities — Hedging Instruments	—	—	—		—	—	4,294	4,294
Total	$13,074	$(50,579)	$596		$(1,544)	$7,812	$(8,628)	$(39,269)

(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
(2)

Included in this amount is $939 thousand in change in the fair value of derivative instruments, offset by $1.1 million in cash payments from the securitization trusts for the three months ended June 30, 2015.

(3)	Included in loss on mortgage servicing rights in the consolidated statements of operations.

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Earnings
	For the six months ended June 30, 2016
			Change in Fair Value of
	Interest	Interest	Net Trust		Long-term	Other Revenue	Gain on sale
	Income (1)	Expense (1)	Assets		Debt	and Expense	of loans, net	Total
Investment securities available-for-sale	$2	$—	$40		$—	$—	$—	$42
Securitized mortgage collateral	33,204	—	(7,445)		—	—	—	25,759
Securitized mortgage borrowings	—	(97,971)	13,624		—	—	—	(84,347)
Derivative liabilities, net, securitized trusts	—	—	(150)	(2)	—	—	—	(150)
Long-term debt	—	(446)	—		1,354	—	—	908
Mortgage servicing rights (3)	—	—	—		—	(23,824)	—	(23,824)
Contingent consideration	—	—	—		—	(15,007)	—	(15,007)
Mortgage loans held-for-sale	—	—	—		—	—	14,272	14,272
Derivative assets — IRLCs	—	—	—		—	—	10,119	10,119
Derivative liabilities — Hedging Instruments	—	—	—		—	—	(1,242)	(1,242)
Total	$33,206	$(98,417)	$6,069	(4)	$1,354	$(38,831)	$23,149	$(73,470)

(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
(2)

Included in this amount is $1.2 million in change in the fair value of derivative instruments, offset by $1.3 million in cash payments from the securitization trusts for the six months ended June 30, 2016.

(3)	Included in loss on mortgage servicing rights in the consolidated statements of operations.
(4)

For the six months ended June 30, 2016, change in the fair value of net trust assets, excluding REO was $6.1 million.  Excluded from the $7.4 million change in fair value of net trust assets, excluding REO, in the accompanying consolidated statement of cash flows is $1.3 million in cash payments from the securitization trusts related to the Company’s net derivative liabilities.

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Earnings
	For the six months ended June 30, 2015
			Change in Fair Value of
	Interest	Interest	Net Trust		long-term	Other	Gain on sale
	Income (1)	Expense (1)	Assets		Debt	Revenue	of loans, net	Total
Investment securities available-for-sale	$7	$—	$39		$—	$—	$—	$46
Securitized mortgage collateral	30,789	—	20,403		—	—	—	51,192
Securitized mortgage borrowings	—	(106,697)	(17,697)		—	—	—	(124,394)
Derivative liabilities, net, securitized trusts	—	—	(356)	(2)	—	—	—	(356)
Long-term debt	—	(656)	—		(8,660)	—	—	(9,316)
Mortgage servicing rights (3)	—	—	—		—	(3,636)	—	(3,636)
Warrant	—	—	—		—	81	—	81
Contingent consideration	—	—	—		—	8,280	—	8,280
Mortgage loans held-for-sale	—	—	—		—	—	2,352	2,352
Derivative assets — IRLCs	—	—	—		—	—	5,522	5,522
Derivative liabilities — Hedging Instruments	—	—	—		—	—	2,277	2,277
Total	$30,796	$(107,353)	$2,389	(4)	$(8,660)	$4,725	$10,151	$(67,952)

(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
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

Investment securities available-for-sale—Investment securities available-for-sale are carried at fair value. The investment securities consist primarily of non-investment grade mortgage-backed securities. The fair value of the investment securities is measured based upon the Company’s expectation of inputs that other market participants would use. Such assumptions include judgments about the underlying collateral, prepayment speeds, future credit losses, forward interest rates and certain other factors. Given the lack of observable market data as of June 30, 2016 and December 31, 2015 relating to these securities, the estimated fair value of the investment securities available-for-sale was measured using significant internal expectations of market participants’ assumptions. Investment securities available-for-sale is considered a Level 3 measurement at June 30, 2016.

Mortgage servicing rights—The Company elected to carry its mortgage servicing rights arising from its mortgage loan origination operation at estimated fair value. The fair value of mortgage servicing rights is based upon market prices for similar instruments and a discounted cash flow model. The valuation model incorporates assumptions that market participants would use in estimating the fair value of servicing. These assumptions include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, prepayment and late fees, among other considerations. Mortgage servicing rights are considered a Level 3 measurement at June 30, 2016.

Mortgage loans held-for-sale—The Company elected to carry its mortgage loans held-for-sale originated or acquired at estimated fair value. Fair value is based on quoted market prices, where available, prices for other traded mortgage loans with similar characteristics, and purchase commitments and bid information received from market participants. Given the meaningful level of secondary market activity for mortgage loans, active pricing is available for similar assets and accordingly, the Company classifies its mortgage loans held-for-sale as a Level 2 measurement at June 30, 2016.

Securitized mortgage collateral—The Company elected to carry its securitized mortgage collateral at fair value. These assets consist primarily of non-conforming mortgage loans securitized between 2002 and 2007. Fair value measurements are based on the Company’s internal models used to compute the net present value of future expected cash flows with observable market participant assumptions, where available. The Company’s assumptions include its expectations of inputs that other market participants would use in pricing these assets. These assumptions include judgments about the underlying collateral, prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of June 30, 2016, securitized mortgage collateral had UPB of $5.3 billion, compared to an estimated fair value on the Company’s balance sheet of $4.3 billion. The aggregate UPB exceeds the fair value by $1.0 billion at June 30, 2016. As of June 30, 2016, the UPB of loans 90 days or more past due was $0.8 billion compared to an estimated fair value of $0.3 billion. The aggregate UPB of loans 90 days or more past due exceed the fair value by $0.5 billion at June 30, 2016. Securitized mortgage collateral is considered a Level 3 measurement at June 30, 2016.

Securitized mortgage borrowings—The Company elected to carry its securitized mortgage borrowings at fair value. These borrowings consist of individual tranches of bonds issued by securitization trusts and are primarily backed by non-conforming mortgage loans. Fair value measurements include the Company’s judgments about the underlying collateral and assumptions such as prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of June 30, 2016, securitized mortgage borrowings had an outstanding principal balance of $5.3 billion, net of $2.2 billion in bond losses, compared to an estimated fair value of $4.3 billion. The aggregate outstanding principal balance exceeds the fair value by $1.0 billion at June 30, 2016. Securitized mortgage borrowings are considered a Level 3 measurement at June 30, 2016.

Contingent consideration—Contingent consideration is applicable to the acquisition of CCM and is estimated and recorded at fair value at the acquisition date as part of purchase price consideration.  Additionally, each reporting period, the Company estimates the change in fair value of the contingent consideration and any change in fair value is recognized in the Company’s consolidated statements of operations if it is determined to not be a measurement period adjustment.  The estimate of the fair value of contingent consideration requires significant judgment and assumptions to be made about future operating results, discount rates and probabilities of various projected operating result scenarios. During the three months ended June 30, 2016, the change in fair value of contingent consideration was related to an increase in projected volumes and earnings of CCM.  Future revisions to these assumptions could materially change the estimated fair value of contingent consideration and materially affect the Company’s financial results. Contingent consideration is considered a Level 3 measurement at June 30, 2016.

Long-term debt—The Company elected to carry all of its long-term debt (consisting of trust preferred securities and junior subordinated notes) at fair value. These securities are measured based upon an analysis prepared by management, which considered the Company’s own credit risk, including settlements with trust preferred debt holders and discounted cash flow analysis. As of June 30, 2016, long-term debt had UPB of $70.5 million compared to an estimated fair value of $31.0 million. The aggregate UPB exceeds the fair value by $39.5 million at June 30, 2016. The long-term debt is considered a Level 3 measurement at June 30, 2016.

Derivative assets and liabilities, Securitized trusts—For non-exchange traded contracts, fair value is based on the amounts that would be required to settle the positions with the related counterparties as of the valuation date. Valuations of derivative assets and liabilities are based on observable market inputs, if available. To the extent observable market inputs are not available, fair values measurements include the Company’s judgments about future cash flows, forward interest rates and certain other factors, including counterparty risk. Additionally, these values also take into account the Company’s own credit standing, to the extent applicable; thus, the valuation of the derivative instrument includes the estimated value of the net credit differential between the counterparties to the derivative contract. As of June 30, 2016, the notional balance of derivative assets and liabilities, securitized trusts was $44.8 million. These derivatives are included in the consolidated securitization trusts, which are nonrecourse to the Company, and thus the economic risk from these derivatives is limited to the Company’s residual interests in the securitization trusts. Derivative assets and liabilities, securitized trusts are considered a Level 3 measurement at June 30, 2016.

Derivative assets and liabilities, Lending—The Company’s derivative assets and liabilities are carried at fair value as required by GAAP and are accounted for as free standing derivatives. The derivatives include IRLCs with prospective residential mortgage borrowers whereby the interest rate on the loan is determined prior to funding and the borrowers have locked in that interest rate. These commitments are determined to be derivative instruments in accordance with GAAP. The derivatives also include hedging instruments (typically TBA MBS) used to hedge the fair value changes associated with changes in interest rates relating to its mortgage lending originations as well as mortgage servicing rights. The Company hedges the period from the interest rate lock (assuming a fall-out factor) to the date of the loan sale. The estimated fair value of IRLCs are based on underlying loan types with similar characteristics using the TBA MBS market, which is actively quoted and easily validated through external sources. The data inputs used in this valuation include, but are not limited to, loan type, underlying loan amount, note rate, loan program, and expected sale date of the loan, adjusted for current market conditions. These valuations are adjusted at the loan level to consider the servicing release premium and loan pricing adjustments specific to each loan. For all IRLCs, the base value is then adjusted for the anticipated Pull-through Rate. The anticipated Pull-through Rate is an unobservable input based on historical experience, which results in classification of IRLCs as a Level 3 measurement at June 30, 2016.

The fair value of the Hedging Instruments is based on the actively quoted TBA MBS market using observable inputs related to characteristics of the underlying MBS stratified by product, coupon and settlement date. Therefore, the Hedging Instruments are classified as a Level 2 measurement at June 30, 2016.

The following table includes information for the derivative assets and liabilities, lending for the periods presented:

			Total Gains (Losses) (1)		Total Gains (Losses) (1)
	Notional Amount		For the three months ended		For the six months ended
	June 30,	June 30,	June 30,		June 30,
	2016	2015	2016	2015	2016	2015
Derivative – IRLC's	$1,053,004	$680,077	$3,828	$(4,363)	$10,119	$5,522
Derivative – TBA MBS	582,742	473,555	(7,448)	5,751	(17,251)	572

(1)	Amounts included in gain on sale of loans, net within the accompanying consolidated statements of operations.

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

The following tables present financial and non-financial assets and liabilities measured using nonrecurring fair value measurements at June 30, 2016 and 2015, respectively:

	Nonrecurring Fair Value Measurements			Total Gains (Losses) (1)	Total Gains (Losses) (1)
	June 30, 2016			For the Three Months Ended	For the Six Months Ended
	Level 1	Level 2	Level 3	June 30, 2016	June 30, 2016
REO (2)	$—	$2,666	$—	$(3,391)	$(4,531)
Deferred charge (3)	—	—	9,348	(190)	(615)

(1)	Total losses reflect losses from all nonrecurring measurements during the period.
(2)

Balance represents REO at June 30, 2016 which has been impaired subsequent to foreclosure. For the three and six months ended June 30, 2016, the $3.4 million and $4.5 million loss, respectively, represents additional impairment write-downs attributable to higher expected loss severities on properties held during the period which resulted in a decrease to the net realizable value (NRV).

(3)

For the three and six months ended June 30, 2016, the Company recorded $190 thousand and $615 thousand in income tax expense resulting from impairment write-downs of deferred charge based on changes in estimated cash flows and lives of the related mortgages retained in the securitized mortgage collateral.

	Non-recurring Fair Value Measurements			Total Gains (Losses) (1)	Total Gains (Losses) (1)
	June 30, 2015			For the Three Months Ended	For the Six Months Ended
	Level 1	Level 2	Level 3	June 30, 2015	June 30, 2015
REO (2)	$—	$11,070	$—	$207	$(2,463)
Lease liability (3)	—	—	(1,194)	(16)	(39)
Deferred charge (4)	—	—	10,888	(324)	(633)

(1)	Total losses reflect losses from all nonrecurring measurements during the period.
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

(3)

For the three and six months ended June 30, 2015, the Company recorded $16 thousand and $39 thousand expense, resulting from changes in lease liabilities a s a result of changes in our expected minimum future lease payments.

(4)

For the three and six months ended June 30, 2015, the Company recorded $324 thousand and $633 thousand in income tax expense resulting from impairment write-downs of deferred charge based on changes in estimated cash flows and lives of the related mortgages retained in the securitized mortgage collateral.

Real estate owned—REO consists of residential real estate acquired in satisfaction of loans. Upon foreclosure, REO is adjusted to the estimated fair value of the residential real estate less estimated selling and holding costs, offset by expected contractual mortgage insurance proceeds to be received, if any. Subsequently, REO is recorded at the lower of carrying value or estimated fair value less costs to sell. REO balance representing REOs which have been impaired subsequent to foreclosure are subject to nonrecurring fair value measurement and included in the nonrecurring fair value measurements tables. Fair values of REO are generally based on observable market inputs, and considered Level 2 measurements at June 30, 2016.

Lease liability— In January 2016, an amendment to the Company’s lease became effective modifying certain terms as well as extending the lease to 2024. The modification of the lease effectively eliminated the shortfall the Company had been recording as lease impairment attributable to the office space the Company was subletting associated with the previously discontinued operations.  This liability was considered a Level 3 measurement at June 30, 2016.

Deferred charge— Deferred charge represents the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH in prior years. The Company evaluates the deferred charge for impairment quarterly using internal estimates of estimated cash flows and lives of the related mortgages retained in the securitized mortgage collateral. If the deferred charge is determined to be impaired, it is recognized as a component of income tax expense. For the the three and six months ended June 30, 2016, the Company recorded $190 thousand and $615 thousand in income tax expense resulting from deferred charge impairment write-downs based on changes in estimated fair value of securitized mortgage collateral. Deferred charge is considered a Level 3 measurement at June 30, 2016.

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

The Company recorded income tax expense of $423 thousand and $858 thousand for the the three and six months ended June 30, 2016 primarily the result of amortization of the deferred charge, federal alternative minimum tax (AMT), and state income taxes from states where the Company does not have net operating loss carryforwards or state minimum taxes, including AMT. For the the three and six months ended June 30, 2015, the Company recorded income tax expense (benefit) of $71 thousand and ($23.6) million. For the three months ended June 30, 2015, the Company recorded amortization of the deferred charge partially offset by a reduction in current income tax provision based upon an estimated reduction in federal alternative minimum tax (AMT)and state income taxes.  For the six months ended June 30, 2015, the Company recorded a benefit of $24.4 million primarily the result of a reversal of valuation allowance partially offset by federal alternative minimum tax (AMT), amortization of the deferred charge and state income taxes from states where the Company does not have net operating loss carryforwards or state minimum taxes, including AMT. The deferred charge represents the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH prior to 2008. The deferred charge is amortized and/or impaired, which does not result in any tax liability to be paid. The deferred charge is included in other assets in the accompanying consolidated balance sheets and is amortized as a component of income tax expense in the accompanying consolidated statements of operations.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator for basic earnings per share:
Net earnings	$12,251	$16,810	$13,232	$50,782

Numerator for diluted earnings per share:
Net earnings	$12,251	$16,810	$13,232	$50,782
Interest expense attributable to convertible notes	463	656	1,553	1,031
Net earnings plus interest expense attributable to convertible notes	$12,714	$17,466	$14,785	$51,813

Denominator for basic earnings per share (1):
Basic weighted average common shares outstanding during the period	12,395	10,199	11,896	9,906

Denominator for diluted earnings per share (1):
Basic weighted average common shares outstanding during the period	12,395	10,199	11,896	9,906
Net effect of dilutive convertible notes	1,163	2,529	1,559	2,185
Net effect of dilutive stock options and DSU’s	305	383	296	345
Diluted weighted average common shares	13,863	13,111	13,751	12,436
Net earnings per common share:
Basic	$0.99	$1.65	$1.11	$5.13
Diluted	$0.92	$1.33	$1.08	$4.17

(1)	Number of shares presented in thousands.

For the three and six months ended June 30, 2016 there were 345 thousand anti-dilutive stock options outstanding. There was no anti-dilutive stock options outstanding for the three and six months ended June 30, 2015.

Note 13.—Segment Reporting

The Company has three primary reporting segments which include mortgage lending, real estate services and long-term mortgage portfolio. Unallocated corporate and other administrative costs, including the costs associated with being a public company, are presented in Corporate and other.

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
three months ended June 30, 2016:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$78,822	$—	$—	$—	$78,822
Real estate services fees, net		1,995	—	—	1,995
Servicing income, net	2,803	—	—	—	2,803
Loss on mortgage servicing rights	(14,482)	—	—	—	(14,482)
Other revenue	3	—	45	27	75
Accretion of contingent consideration	(1,759)	—	—	—	(1,759)
Change in fair value of contingent consideration	(8,412)	—	—	—	(8,412)
Other expense	(46,857)	(1,656)	(135)	(2,072)	(50,720)
Other income (expense)	667	—	4,909	(1,224)	4,352
Net earnings (loss) before income taxes	$10,785	$339	$4,819	$(3,269)	12,674
Income tax expense					423
Net earnings					$12,251

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
three months ended June 30, 2015:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$48,346	$—	$—	$—	$48,346
Real estate services fees, net	—	2,355	—	—	2,355
Servicing income, net	1,017	—	—	—	1,017
Loss on mortgage servicing rights	(2,790)	—	—	—	(2,790)
Other revenue	104	—	63	(11)	156
Accretion of contingent consideration	(3,046)	—	—	—	(3,046)
Change in fair value of contingent consideration	11,326	—	—	—	11,326
Other expense	(36,959)	(1,320)	(171)	(2,250)	(40,700)
Other income (expense)	648	—	447	(878)	217
Net earnings (loss) before income taxes	$18,646	$1,035	$339	$(3,139)	$16,881
Income tax expense					71
Net earnings					$16,810

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
six months ended June 30, 2016:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$132,691	$—	$—	$—	$132,691
Real estate services fees, net	—	4,095	—	—	4,095
Servicing income, net	4,891	—	—	—	4,891
Loss on mortgage servicing rights	(25,392)	—	—	—	(25,392)
Other revenue	52	—	113	62	227
Accretion of contingent consideration	(3,653)	—	—	—	(3,653)
Change in fair value of contingent consideration	(11,354)	—	—	—	(11,354)
Other expense	(84,386)	(3,222)	(245)	(3,186)	(91,039)
Other income (expense)	1,055	—	5,657	(3,088)	3,624
Net earnings (loss) before income taxes	$13,904	$873	$5,525	$(6,212)	14,090
Income tax expense					858
Net earnings					$13,232

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
six months ended June 30, 2015:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$85,744	$—	$—	$—	$85,744
Real estate services fees, net	—	5,097	—	—	5,097
Servicing income, net	1,652	—	—	—	1,652
Loss on mortgage servicing rights	(9,358)	—	—	—	(9,358)
Other revenue	121	—	125	47	293
Accretion of contingent consideration	(3,046)	—	—	—	(3,046)
Change in fair value of contingent consideration	11,326	—	—	—	11,326
Other expense	(50,274)	(2,975)	(282)	(4,309)	(57,840)
Other income (expense)	1,016	—	(6,344)	(1,391)	(6,719)
Net earnings (loss) before income taxes	$37,181	$2,122	$(6,501)	$(5,653)	$27,149
Income tax benefit					(23,633)
Net earnings					$50,782

			Long-term
	Mortgage	Real Estate	Mortgage	Corporate
Balance Sheet Items as of:	Lending	Services	Portfolio	and other	Consolidated
Total Assets at June 30, 2016 (1)	$979,828	$4,065	$4,314,710	$28,304	$5,326,907
Total Assets at December 31, 2015(1)	$573,648	$3,933	$4,604,701	$28,570	$5,210,852

(1)	All segment asset balances exclude intercompany balances.

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

The following table summarizes the repurchase reserve activity related to previously sold loans for the three months ended June 30, 2016 and year ended December 31, 2015:

	June 30,	December 31,
	2016	2015
Beginning balance	$5,236	$5,714
Provision for repurchases	851	1,012
Settlements	(57)	(1,490)
Total repurchase reserve	$6,030	$5,236

Short-Term Loan Commitments

The Company uses a portion of its warehouse borrowing capacity to provide secured short-term revolving financing to small and medium-size mortgage originators to finance mortgage loans from the closing of the mortgage loans until sold to investors (Finance Receivables). As of June 30, 2016, the warehouse lending operations had warehouse lines to non-affiliated customers totaling $145.5 million, of which there was an outstanding balance of $56.4 million in finance receivables compared to $36.4 million as of December 31, 2015. The finance receivables are generally secured by residential mortgage loans as well as personal guarantees.

Note 15.—Equity and Share Based Payments

Equity

As further described in Note 8. – Convertible Notes, in January 2016, the Company elected to exercise its option to convert the Notes to common stock. The conversion resulted in the Company issuing an aggregate of 1,839,080 shares of common stock at a conversion price of $10.875.

The Company initiated an  equity offering program (EOP) on December 3, 2015 by filing a prospectus supplement with the Securities and Exchange Comission under its shelf registration. The EOP allows the Company to offer and sell, from time to time, up to $25.0 million of its common stock in negotiated transactions or transactions that are deemed to be "at the market offerings", as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the NYSE MKT or sales made to or through a market maker other than on an exchange.

During the six months ended June 30, 2016, the Company sold 355,420 shares of its common stock through the EOP at an average price of $13.99 per share, for which it received proceeds of $4.9 million, net of $100 thousand in sales commission.

Share Based Payments

There were no stock options granted during the three and six months ended June 30, 2016.

The following table summarizes activity, pricing and other information for the Company’s stock options for the six months ended June 30, 2016:

		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at beginning of period	1,115,280	$11.85
Options granted	—	—
Options exercised	(3,941)	2.40
Options forfeited/cancelled	(19,833)	16.06
Options outstanding at end of period	1,091,506	11.81
Options exercisable at end of period	484,724	$8.32

As of June 30, 2016, there was approximately $2.7 million of total unrecognized compensation cost related to stock option compensation arrangements granted under the plan, net of estimated forfeitures. That cost is expected to be recognized over the remaining weighted average period of 1.9 years.

There were no and 35,000 options granted during the six months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016 and 2015, the aggregate grant-date fair value of stock options granted was none and approximately $236 thousand, respectively.

The following table summarizes activity, pricing and other information for the Company’s DSU’s, also referred to as deferred stock units as the issuance of the stock is deferred until termination of service, for the six months ended June 30, 2016:

Weighted-
Average
	Number of	Grant Date
	Shares	Fair Value
DSU’s outstanding at beginning of period	80,750	$9.36
DSU’s granted	—	—
DSU’s exercised	—	—
DSU’s forfeited/cancelled	—	—
DSU’s outstanding at end of period	80,750	$9.36

As of June 30, 2016, there was approximately $13 thousand of total unrecognized compensation cost related to the DSU compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of 0.1 years.

Note 16.—Subsequent Events

On July 19, 2016, the stockholders of the Company approved an amendment to the Company’s 2010 Omnibus Incentive Plan, as amended (Plan), increasing the number of shares available under the Plan by 300,000 shares.  Awards under the Plan may include incentive stock options, nonqualified stock options, stock appreciation rights, restricted shares of common stock, restricted stock units, performance share or unit awards, other stock-based awards and cash-based incentive awards.  The increase in shares available under the Plan is designed to enhance the flexibility in granting stock options and other awards to officers, employees, non-employee directors and other key persons and to ensure that the Company can continue to grant stock options and other awards to such persons at levels determined to be appropriate by the Company’s compensation committee.

In August 2016, the maximum borrowing capacity for repurchase agreement 5 was increased to $175.0 million with a temporary increase to $200.0 million until September 15, 2016.

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

Forward-Looking Statements

This report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, some of which are based on various assumptions and events that are beyond our control, may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “likely,” “should,” “could,” “seem to,” “anticipate,” “plan,” “intend,” “project,” “assume,” or similar terms or variations on those terms or the negative of those terms. The forward-looking statements are based on current management expectations. Actual results may differ materially as a result of several factors, including, but not limited to the following: failure to achieve the benefits expected from the acquisition of the CashCall Mortgage operations, including an increase in origination volume generally, increase in each of our origination channels and ability to successfully use the marketing platform to expand volumes of our other loan products; successful development, marketing, sale and financing of new mortgage products, including expansion of non-Qualified Mortgage originations and conventional and government loan programs; ability to successfully diversify our loan products; ability to increase our market share in the various residential mortgage businesses; volatility in the mortgage industry; unexpected interest rate fluctuations and margin compression; our ability to manage personnel expenses in relation to mortgage production levels; our ability to successfully use warehousing capacity; increased competition in the mortgage lending industry by larger or more efficient companies; issues and system risks related to our technology; ability to successfully create cost and product efficiencies through new technology; more than expected increases in default rates or loss severities and mortgage related losses; ability to obtain additional financing, through lending and repurchase facilities, debt or equity funding, strategic relationships or otherwise; the terms of any financing, whether debt or equity, that we do obtain and our expected use of proceeds from any financing; increase in loan repurchase requests and ability to adequately settle repurchase obligations; failure to create brand awareness; the outcome, including any settlements, of litigation or regulatory actions pending against us or other legal contingencies; and our compliance with applicable local, state and federal laws and regulations and other general market and economic conditions.

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

Selected Financial Results

	For the Three Months Ended			For the Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2016	2016	2015	2016	2015
Revenues:
Gain on sale of loans, net	$78,822	$53,869	$48,346	$132,691	$85,744
Real estate services fees, net	1,995	2,100	2,355	4,095	5,097
Servicing income, net	2,803	2,088	1,017	4,891	1,652
Loss on mortgage servicing rights	(14,482)	(10,910)	(2,790)	(25,392)	(9,358)
Other	75	152	156	227	293
Total revenues	69,213	47,299	49,084	116,512	83,428
Expenses:
Personnel expense	30,592	23,965	24,078	54,557	35,568
Business promotion	11,286	9,191	8,679	20,478	8,894
General, administrative and other	8,842	7,162	7,943	16,004	13,378
Accretion of contingent consideration	1,759	1,895	3,046	3,653	3,046
Change in fair value of contingent consideration	8,412	2,942	(11,326)	11,354	(11,326)
Total expenses	60,891	45,155	32,420	106,046	49,560
Operating income:	8,322	2,144	16,664	10,466	33,868
Other income (expense):
Net interest income (expense)	833	(101)	959	732	2,016
Change in fair value of long-term debt	1,354	—	(1,544)	1,354	(8,661)
Change in fair value of net trust assets	2,165	(627)	802	1,538	(74)
Total other income (expense)	4,352	(728)	217	3,624	(6,719)
Net earnings before income taxes	12,674	1,416	16,881	14,090	27,149
Income tax expense (benefit)	423	435	71	858	(23,633)
Net earnings	$12,251	$981	$16,810	$13,232	$50,782
Diluted earnings per share	$0.92	$0.08	$1.33	$1.08	$4.17

Status of Operations

Summary Highlights

•	Mortgage lending volumes increased in the second quarter of 2016 to $3.2 billion from $2.3 billion in the first quarter of 2016 and $2.6 billion in the second quarter of 2015.
•	Mortgage servicing portfolio increased to $6.6 billion at June 30, 2016 from $3.6 billion at December 31, 2015 and $4.1 billion at June 30, 2015.
•	Mortgage servicing rights increased to $54.7 million at June 30, 2016 from $36.4 million at December 31, 2015 and $44.2 million at June 30, 2015.

For the second quarter 2016, the Company reported net earnings of $12.3 million, or $0.92 per diluted common share, as compared to net earnings of $16.8 million, or $1.33 per diluted common share for the second quarter of 2015, and $981 thousand, or $0.08 per diluted common share for the first quarter of 2016.  For the second quarter of 2016, operating income, excluding the changes in contingent consideration, increased to $18.5 million as compared to $8.4 million in the second quarter of 2015, and $7.0 million in the first quarter of 2016.

Net earnings include fair value adjustments for changes in the contingent consideration, long-term debt and net trust assets.  The contingent consideration is related to the CashCall Mortgage (CCM) acquisition, while the other fair value adjustments are related to our legacy portfolio.  These fair value adjustments are non-cash items and are not related to current operating results.  Although we are required by GAAP to record a change in fair value and accretion of the contingent consideration, management believes operating income excluding contingent consideration changes and the related accretion is more useful to discuss our ongoing and future operations.   Operating income excluding changes in contingent consideration is a non-GAAP financial measure and should be considered in addition to, but not as a substitute for the financial measure prepared in accordance with GAAP in this report. The table below shows operating income excluding these items:

	For the Three Months Ended			For the Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2016	2016	2015	2016	2015
Operating income (loss):	$8,322	$2,144	$16,664	$10,466	$33,868
Accretion of contingent consideration	1,759	1,895	3,046	3,653	3,046
Change in fair value of contingent consideration	8,412	2,942	(11,326)	11,354	(11,326)
Operating income (loss) excluding changes in contingent consideration	$18,493	$6,981	$8,384	$25,473	$25,588

Operating income, excluding the changes in contingent consideration, increased to $18.5 million for the second quarter of 2016 as compared to $8.4 million in the second quarter of 2015, and $7.0 million in the first quarter of 2016.  The increase was primarily due to an increase in gain on sale of loans from a 38% increase in volume (as discussed below) combined with a 14 basis point “bps” increase in gain on sale margins to 243 bps in the quarter compared to the first quarter of 2016 and compared to 186 bps in the second quarter of 2015.   This increase in gain on sale of loans was offset primarily by an increase in loss on mortgage servicing rights (MSR), in the second quarter.   The loss on mortgage servicing rights was primarily due to prepayments in the portfolio and a mark-to-market loss associated with a decrease in prevailing mortgage rates in June of 2016. In future periods, if interest rates increase there would likely be an increase in the estimated fair value of MSRs.  In addition, operating expenses increased about 26% to support the 38% increase in mortgage volume.

The contingent consideration liability represents the estimated fair value of the expected future earn-out payments to be paid to the seller of the CCM operations which were acquired in the first quarter of 2015.  In the second quarter of 2016, we updated assumptions based on current market conditions, resulting in an increase in projected volumes of CCM and in turn a higher estimated value of the contingent consideration to the seller of CCM. As a result, we recorded a change in the fair value of the contingent consideration in the second quarter increasing the contingent consideration liability by $8.4 million over the remaining earn-out period of six quarters.  Even though this projected increase in mortgage volume for CCM is a favorable development, as required by GAAP, it resulted in a corresponding charge to earnings of $8.4 million in the second quarter of 2016.

Originations

	For the three months ended
	June 30,	March 31,	%	June 30,	%
(in millions)	2016	2016	Change	2015	Change
Originations	$3,247.4	$2,349.2	38%	$2,604.3	25%

Mortgage lending volumes increased in the second quarter of 2016 to $3.2 billion from $2.3 billion in the first quarter of 2016 and from $2.6 billion in the second quarter of 2015.  Of the $3.2 billion in total originations, approximately $2.5 billion, or 77%, was originated through the CCM retail channel.

	June 30,	March 31,	%	June 30,	%
(in millions)	2016	2016	Change	2015	Change
Retail	$2,493.0	$1,653.0	51%	$1,547.6	61%
Correspondent	419.9	376.9	11%	640.2	(34)%
Wholesale	334.5	319.3	5%	416.5	(20)%
Total originations	$3,247.4	$2,349.2	38%	$2,604.3	25%

We believe the retail call center complements our wholesale and correspondent channels by lowering overall costs for mortgage lending.  As a result of the attractive low mortgage interest rates, CCM has continued to be successful focusing on refinance volume.  To the extent interest rates stay low, CCM originations will continue to be predominantly refinance concentrated.  In the future, if interest rates rise, there may be an eventual decline in refinance volumes. However, we believe that our expanding the national lending footprint, combined with greater emphasis on products offered through our other channels including government insured and NonQM products, may unlock opportunities to greatly diversify CCM’s retail loan production and increase our mortgage lending divisions total production.

Our loan products primarily include conventional loans eligible for sale to Fannie Mae and Freddie Mac, loans eligible for government insurance (government loans) by the Federal Housing Administration (FHA), Veterans Affairs (VA), United States Department of Agriculture (USDA) and also NonQM mortgages.

Originations by Loan Type:

	For the three months ended June 30,			For the six months ended June 30,
(in millions)	2016	2015	% Change	2016	2015	% Change
Conventional	$2,738.6	$2,045.0	34%	$4,615.8	$4,059.5	14%
Government (1)	448.5	518.5	(14)%	842.5	894.2	(6)%
Other (2)	60.3	40.8	48%	138.3	63.4	118%
Total originations	3,247.4	2,604.3	25%	5,596.6	5,017.1	12%

(1)	Includes all government-insured loans including FHA, VA and USDA.
(2)	Includes $60.3 million and $134.3 million of NonQM mortgages originated during the the three and six months ended June 30, 2016, respectively.

We believe there is an underserved mortgage market for borrowers with good credit who may not meet the qualified mortgage (QM) guidelines set out by the CFPB. During 2014, we rolled out and began originating NonQM loans which increased in volume to $132.4 million during 2015. During the first and second quarters of 2016, NonQM originations were $74.0 million and $60.3 million, respectively. Demand for NonQM loans has slowed in recent months due to higher demand for conventional refinance products as a result of the current low mortgage interest rate environment.  As the demand by consumers for the NonQM product grows we expect the investor appetite will increase for NonQM mortgages, and we have already seen expanded interest in this product.

We have recently simplified the origination process for prospective NonQM borrowers.  We believe these changes will better meet the needs of credit worthy borrowers unable to obtain mortgage financing through traditional agency or government mortgage programs. We have established strict lending guidelines, including determining the prospective borrowers’ ability to repay the mortgage, which we believe will keep delinquencies and foreclosures at acceptable levels. And we continue to refine our guidelines to expand our reach to the underserved market of credit worthy borrowers who can fully document and substantiate an ability to repay mortgage loans, but unable to obtain financing through traditional programs (QM loans), for example self-employed borrowers  Additionally, we relaunched our NonQM loan programs as “The Intelligent NonQM Mortgage, Engineered with Common Sense”, to better communicate our NonQM loan value proposition to consumers, brokers, sellers and investors.

In 2014, we established a strategic relationship with an institution whereby we provided advisory services in creating a NonQM portfolio and the institution provided us with the initial exit strategy for these NonQM loans.  Under this arrangement, to date this investor has acquired $229.2 million in NonQM loans.  Effective July 24, 2016, this investor is no longer committed to purchase the loans, but we continue to have a relationship with them by which they are providing the Company with debt financing and they are continuing to invest in NonQM loans.  In recent months, we have established new relationships with other investors interested in purchasing NonQM loan products including recent sales in June and July 2016.  We will continue to seek out new investor relationships for these products which we believe will give us more flexibility in originating these loans.

	For the three months ended June 30,				For the six months ended June 30,
(in millions)	2016	%	2015	%	2016	%	2015	%
Refinance	$2,819.4	87%	$2,140.1	82%	$4,797.2	86%	$4,268.0	85%
Purchase	428.0	13%	464.2	18%	799.4	14%	749.1	15%
Total originations	$3,247.4	100%	$2,604.3	100%	$5,596.6	100%	$5,017.1	100%

During the second quarter of 2016, refinance volume increased approximately $841.1 million or 43% as compared to the first quarter of 2016.  This was primarily the result of a decrease in mortgage interest rates during the second quarter of 2016.

To mitigate against reduced refinance volumes with the eventual expected increase in mortgage rates, we are focusing on opportunities that will create diversity in our revenue streams. Our efforts to expand our NonQM volumes as well as increase our geographic footprint of our originations are part of this strategy. With the recent success of our servicing retention capabilities, we believe that there may be an opportunity to provide a third party servicing retention program using our CCM platform to create an additional source of revenue.  Furthermore, we expect to expand lead generation through our internet channel and monetizing our current mortgage leads to diversify our loan product offering.  We are moving forward on all of these initiatives in an effort to grow our revenue streams.

Mortgage servicing portfolio

	For the Three months ended
	June 30,	December 31,	%	June 30,	%
(in millions)	2016	2015	Change	2015	Change
Mortgage servicing portfolio	$6,641.5	$3,570.7	86%	$4,060.5	64%

The mortgage servicing portfolio increased to $6.6 billion at June 30, 2016 as compared to $3.6 billion at December 31, 2015. The increase was due to servicing retained loan sales of $5.1 billion in unpaid principal balance (UPB) six months ended June 30, 2016, partially offset by MSR sales of approximately $815.0 million in UPB.  However, due to a decline in value associated with the decrease in mortgage interest rates, instead of selling MSRs at depressed pricing levels, we focused our efforts on recapturing portfolio runoff.  During the second quarter of 2016, prepayments increased to $894.5 million in UPB as compared to $413.4 million in UPB in the first quarter.  However, during the second quarter, we successfully recaptured and refinanced 81% of these prepayments, an improvement over a 77% retention rate for the first quarter of 2016.  Going forward, we may continue to manage our liquidity with the selective sale of MSRs to generate cash needed to fund warehouse haircuts as well as other operating needs.

The following table includes information about our mortgage servicing portfolio:

	At June 30,	% 60+ days	At December 31,	% 60+ days
(in millions)	2016	delinquent (1)	2015	delinquent (1)
Fannie Mae	$3,375.7	0.14%	$1,970.4	0.27%
Freddie Mac	2,499.6	0.07%	829.4	0.21%
Ginnie Mae	575.8	1.10%	675.7	1.06%
Other	190.4	0.00%	95.2	0.00%
Total servicing portfolio	$6,641.5	0.21%	$3,570.7	0.43%

(1)	Based on loan count.

In recent quarters, we strategically changed direction to hold higher amounts of MSRs on the balance sheet by focusing on recapturing the runoff in the low interest rate environment.  With a successful retention program, we have more options to not only retain MSRs, but also to opportunistically sell certain portions of our servicing portfolio.  We believe this to be a successful strategy for us and our overall financial performance, even if and when interest rates move higher. With a strong retention capability, we are able to both take advantage of a low interest rate environment with stronger origination volume, and create a low weighted average coupon portfolio that will increase in value during a rising rate environment.

Our warehouse lending division, whereby we lend funds to other mortgage originators to assist them in closing mortgage loans, continues to grow and the outstanding balance of finance receivables, representing warehouse lending advances to our warehouse customers, increased to $56.4 million at June 30, 2016 as compared to $36.4 million at December 31, 2015.  Fundings from the warehouse lending division increased to $234.6 million for the three months ended June 30, 2016 as compared to $151.4 million for the three months ended March 31, 2016.   As of June 30, 2016, the warehouse lending operations had extended warehouse lines to non-affiliated customers totaling $145.5 million as compared to $119.5 million at December 31, 2015.

For the second quarter of 2016, real estate services fees were $2.0 million as compared to $2.1 million in the first quarter of 2016 and $2.4 million in the second quarter of 2015. Although the real estate services fees were relatively flat as compared to the first quarter of 2016, we expect these fees to decrease over time with the anticipated runoff of our long-term mortgage portfolio.

In our long-term mortgage portfolio, the residual interests generated cash flows of $2.5 million in the second quarter of 2016 as compared to $1.9 million in the first quarter of 2016 and $1.6 million in the second quarter of 2015.  The estimated fair value of the residual interests increased $1.9 million in the second quarter of 2016 to $16.1 million at June 30, 2016, as a result of a reduction in forward LIBOR as well as an improvement in performance from certain trusts partially offset by residual cash flows received.

For additional information regarding the long-term mortgage portfolio refer to Financial Condition and Results of Operations below.

Liquidity and Capital Resources

During the six months ended  June 30, 2016, we funded our operations primarily from mortgage lending revenues and to a lesser extent real estate services fees and cash flows from our residual interests in securitizations.  Mortgage lending revenues  include gains on sale of loans, net, and other mortgage related income, and real estate services fees include portfolio loss mitigation fees primarily generated from our long-term mortgage portfolio.  In the first quarter of 2016 we also  received proceeds from the issuance of common stock as described below.  Additionally, we funded mortgage loan originations using warehouse facilities which are repaid once the loan is sold.  We may continue to manage our capital through the sale of mortgage servicing rights.  We may also seek to raise capital by issuing debt or equity, including offering shares through the “at the market offerings” (ATM).

During the first six months of 2016, we paid approximately $13.1 million in contingent consideration payments related to the CCM acquisition payments for the fourth quarter of 2015 and first quarter of 2016 earn-out periods. Additionally, the contingent consideration payment for the second quarter of 2016 is approximately $15.0 million and is due in August 2016. These contingent consideration payments are based on the performance of the CCM division and over time may decline for the remaining earn-out periods since the earn-out percentage decreases to 55% of CCM division earnings, as defined, beginning in 2016 and to 45% beginning in 2017.

In January 2016, pursuant to the terms of the $20.0 million Convertible Promissory Notes issued in April 2013 (the Notes), we elected to exercise our option to convert the Notes to common stock. The conversion resulted in the issuance of 1,839,080 shares of common stock and annual interest expense savings of $1.5 million. As a result of the transaction, we converted $20.0 million of debt into equity and were required to pay interest through April 2016 as part of the original agreement. We entered into an agreement with the noteholders to delay the $125 thousand interest payment until April 2016, which was the original due date, instead of on the date of conversion.  The interest owed through April 2016, as well as the remaining debt issuance costs of $129 thousand were recorded as an expense during the quarter ended March 31, 2016.

On December 3, 2015, we initiated an equity offering program (EOP) by filing with the Securities and Exchange Commission a prospectus supplement under our shelf registration.  The EOP allows us to offer and sell, from time to time, up to $25.0 million of our common stock in negotiated transactions or transactions through the ATM, as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the NYSE MKT or sales made to or through a market maker other than on an exchange. During the three and six months ended  June 30, 2016, we issued 200,000 and 355,420 shares of our common stock through the EOP at an average price of $14.11 and $13.99 per share, respectively.  These sales generated proceeds of $2.8 million and $4.9 million for the three and six months ended June 30, 2016, respectively, net of $56 thousand and $100 thousand in sales commission, respectively.  Under the current EOP, we are now eligible to sell up to an additional $20.1 million of common stock.

We established the ATM to have the opportunity to raise capital in a way that we believe will mitigate downward pressure on the stock price and add capital in an accretive manner to existing shareholders.  In the first six months of 2016, we issued shares at an average price above the book value per share.  We will continue to utilize the ATM to support selective retention of MSRs, improve our cost of funds as well as support any acquisition opportunities that may present themselves.

Our results of operations and liquidity are materially affected by conditions in the markets for mortgages and mortgage-related assets, as well as the broader financial markets and the general economy. Concerns over economic recession, geopolitical issues, unemployment, the availability and cost of financing, the mortgage market and real estate market conditions contribute to increased volatility and diminished expectations for the economy and markets. Volatility and uncertainty in the marketplace may make it more difficult for us to obtain financing or raise capital on favorable terms or at all. Our operations and profitability may be adversely affected if we are unable to obtain cost-effective financing.

We believe that current cash balances, cash flows from our mortgage lending operations, the sale of mortgage servicing rights, real estate services fees generated from our long-term mortgage portfolio, and residual interest cash flows from our long-term mortgage portfolio are adequate for our current operating needs. We believe the mortgage and real estate services market is volatile, highly competitive and subject to increased regulation. Competition in mortgage lending comes primarily from mortgage bankers, commercial banks, credit unions and other finance companies which operate in our market area as well as throughout the United States. We compete for loans principally on the basis of the interest rates and loan fees we charge, the types of loans we originate and the quality of services we provide to borrowers, brokers and sellers. Additionally, competition for loss mitigation servicing, loan modification services and other portfolio services has increased. Our competitors include mega mortgage servicers, established subprime loan servicers, and newer entrants to the specialty servicing and recovery collections business. Efforts to market our ability to provide mortgage and real estate services for others is more difficult than many of our competitors because we have not historically provided such services to unrelated third parties, and we are not a rated primary or special servicer of residential mortgage loans as designated by a rating agency. Additionally, performance of the long-term mortgage portfolio is subject to the current real estate market and economic conditions. Cash flows from our residual interests in securitizations are sensitive to delinquencies, defaults and credit losses associated with the securitized loans. Losses in excess of current estimates will reduce the residual interest cash receipts from our long-term mortgage portfolio.

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

Financial Condition and Results of Operations

Financial Condition

As of June 30, 2016 compared to December 31, 2015

The following table shows the condensed consolidated balance sheets for the following periods:

	June 30,	December 31,	Increase	%
	2016	2015	(Decrease)	Change
	(Unaudited)
ASSETS
Cash	$19,736	$32,409	$(12,673)	(39)%
Restricted cash	8,280	3,474	4,806	138
Mortgage loans held-for-sale	683,687	310,191	373,496	120
Finance receivables	56,388	36,368	20,020	55
Mortgage servicing rights	54,747	36,425	18,322	50
Securitized mortgage trust assets	4,305,071	4,594,534	(289,463)	(6)
Goodwill	104,938	104,938	—	0
Intangibles	27,876	29,975	(2,099)	(7)
Deferred tax asset	24,420	24,420	—	0
Other assets	41,764	38,118	3,646	10
Total assets	$5,326,907	$5,210,852	$116,055	2%
LIABILITIES & EQUITY
Warehouse borrowings	$699,377	$325,616	$373,761	115%
Term financing	29,755	29,716	39	0
Convertible notes	24,962	44,819	(19,857)	(44)
Long-term debt ($71,120 par)	30,990	31,898	(908)	(3)
Repurchase reserve	6,030	5,236	794	15
Securitized mortgage trust liabilities	4,288,939	4,580,326	(291,387)	(6)
Contingent consideration	49,986	48,079	1,907	4
Other liabilities	43,404	30,672	12,732	42
Total liabilities	5,173,443	5,096,362	77,081	2
Total equity	153,464	114,490	38,974	34
Total liabilities and stockholders’ equity	$5,326,907	$5,210,852	$116,055	2%

During the six months ended June 30, 2016, cash balances decreased primarily due to $15.6 million in payments related to the acquisition of CCM and an increase in warehouse haircuts (difference between loan balance funded and amount advanced by warehouse lender) associated with the increase in mortgage loans held-for-sale (LHFS) and finance receivables.

LHFS increased $373.5 million to $683.7 million at June 30, 2016 as compared to $310.2 million at December 31, 2015. The increase was due to $5.6 billion in originations related to the decrease in mortgage interest rates during the first six months of 2016 partially offset by $5.2 billion in loan sales. As a normal course of our origination and sales cycle, loans held-for-sale at the end of any period are generally sold within one or two subsequent months.

Finance receivables increased $20.0 million to $56.4 million at June 30, 2016 as compared to $36.4 million at December 31, 2015. The increase was due to $386.0 million in fundings offset by $365.9 million in settlements.

MSRs increased $18.3 million to $54.7 million at June 30, 2016 as compared to $36.4 million at December 31, 2015. The increase was due to servicing retained loan sales of $5.1 billion in UPB. Partially offsetting the increase was a bulk sale of MSRs totaling approximately $815.0 million in UPB and a mark-to-market reduction in fair value of $23.8 million.  At June 30, 2016, we serviced $6.6 billion in UPB for others as compared to $3.6 billion at December 31, 2015.

Warehouse borrowings increased $373.8 million to $699.4 million at June 30, 2016 as compared to $325.6 million at December 31, 2015. The increase was due to an increase in LHFS attributable to the increased loan volume and increased finance receivables at June 30, 2016. During the June 30, 2016, we increased our total borrowing capacity to $875.0 million as compared to $675.0 million at December 31, 2015.

Convertible notes decreased $19.9 million to $25.0 million at June 30, 2016 as compared to $44.8 million at December 31, 2015. In January 2016, we elected to exercise our option to convert the original $20.0 million in Notes to common stock. As a result, we converted $20.0 million of debt into equity by issuing an aggregate of 1,839,080 shares of common stock.

The changes in total assets and liabilities, at fair market value, are primarily attributable to decreases in our trust assets and trust liabilities as summarized below.

	June 30,	December 31,	Increase	%
	2016	2015	(Decrease)	Change
Securitized mortgage collateral	$4,290,994	$4,574,919	$(283,925)	(6)%
Other trust assets	14,077	19,615	(5,538)	(28)
Total trust assets	4,305,071	4,594,534	(289,463)	(6)

Securitized mortgage borrowings	$4,288,585	$4,578,657	$(290,072)	(6)%
Other trust liabilities	354	1,669	(1,315)	(79)
Total trust liabilities	4,288,939	4,580,326	(291,387)	(6)
Residual interests in securitizations	$16,132	$14,208	$1,924	14%

Since the consolidated and unconsolidated securitization trusts are nonrecourse to us, trust assets and liabilities have been netted to present our interest in these trusts more simply, which are considered the residual interests in securitizations. For unconsolidated securitizations the residual interests represent the fair value of investment securities available-for-sale. For consolidated securitizations, the residual interests are represented by the fair value of securitized mortgage collateral and real estate owned, offset by the fair value of securitized mortgage borrowings and derivative liabilities. We receive cash flows from our residual interests in securitizations to the extent they are available after required distributions to bondholders and maintaining specified overcollateralization levels and other specified parameters (such as maximum delinquency and cumulative default) within the trusts. The estimated fair value of the residual interests, represented by the difference in the fair value of total trust assets and total trust liabilities, was $16.1 million at June 30, 2016 compared to $14.2 million at December 31, 2015.

We update our collateral assumptions quarterly based on recent delinquency, default, prepayment and loss experience. Additionally, we update the forward interest rates and investor yield (discount rate) assumptions based on information derived from market participants. During the six months ended June 30, 2016, actual losses were relatively flat between the first and second quarters and were slightly lower than forecasted losses for trusts with residual value.  Principal payments and liquidations of securitized mortgage collateral and securitized mortgage borrowings also contributed to the reduction in trust assets and liabilities.  Offsetting the decrease in securitized mortgage collateral and securitized mortgage borrowings was a decrease in forward LIBOR as compared to December 31, 2015.  The decrease in losses and loss assumptions and decrease in the forward LIBOR curve resulted in an increase in the value of our residual interests at June 30, 2016.

•

The estimated fair value of securitized mortgage collateral decreased $283.9 million during the six months ended June 30, 2016, primarily due to reductions in principal from borrower payments and transfers of loans to Real Estate Owned (REO) for single-family and multi-family collateral. Additionally, other trust assets decreased $5.5 million during the six months ended June 30, 2016, primarily due to liquidations of $22.9 million and a $4.5 million decrease in the net realizable value (NRV) of REO.  Partially offsetting the decrease was an increase of $21.9 million in REO from foreclosures.

•

The estimated fair value of securitized mortgage borrowings decreased $290.1 million during the six months ended June 30, 2016, primarily due to reductions in principal balances from principal payments during the period for single-family and multi-family collateral as well as a decrease in loss assumptions. The $1.3 million reduction in other trust liabilities during the six months ended June 30, 2016, was primarily due to $1.4 million in derivative cash payments from the securitization trusts, and a $150thousand increase in derivative fair value resulting from changes in forward LIBOR interest rates.

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

The following table presents changes in the trust assets and trust liabilities for the six months ended June 30, 2016:

	TRUST ASSETS				TRUST LIABILITIES
	Level 3 Recurring Fair
	Value Measurements				Level 3 Recurring Fair Value
	Investment		NRV (1)		Measurements
	securities	Securitized	Real		Securitized			Net
	available-for-	mortgage	estate	Total trust	mortgage	Derivative	Total trust	trust
	sale	collateral	owned	assets	borrowings	liabilities	liabilities	assets
Recorded book value at December 31, 2015	$26	$4,574,919	$19,589	$4,594,534	$(4,578,657)	$(1,669)	$(4,580,326)	$14,208
Total gains/(losses) included in earnings:
Interest income	2	33,204	—	33,206	—	—	—	33,206
Interest expense	—	—	—	—	(97,971)	—	(97,971)	(97,971)
Change in FV of net trust assets, excluding REO (2)	40	(7,445)	—	(7,405)	13,624	(150)	13,474	6,069
Losses from REO – not at FV but at NRV (2)	—	—	(4,531)	(4,531)	—	—	—	(4,531)
Total gains (losses) included in earnings	42	25,759	(4,531)	21,270	(84,347)	(150)	(84,497)	(63,227)
Transfers in and/or out of level 3	—	—	—	—	—	—	—	—
Purchases, issuances and settlements	(47)	(309,684)	(1,002)	(310,733)	374,419	1,465	375,884	65,151
Recorded book value at June 30, 2016	$21	$4,290,994	$14,056	$4,305,071	$(4,288,585)	$(354)	$(4,288,939)	$16,132

(1)	Accounted for at net realizable value.
(2)	Represents change in fair value of net trust assets, including trust REO (losses) gains in the consolidated statements of operations for the six months ended June 30, 2016.

Inclusive of losses from REO, total trust assets above reflect a net loss of $11.9 million as a result of a decrease in fair value of securitized mortgage collateral of $7.4 million and losses from REO of $4.5 million offset by increases from other trust assets of $40 thousand. Net gains on trust liabilities were $13.5 million as a result of $13.6 million in gains from the decrease in fair value of securitized mortgage borrowings and losses from derivative liabilities of $150 thousand. As a result, non-interest income—net trust assets totaled an increase of $1.5 million for the six months ended June 30, 2016.

The table below reflects the net trust assets as a percentage of total trust assets (residual interests in securitizations):

	June 30,	December 31,
	2016	2015
Net trust assets	$16,132	$14,208
Total trust assets	4,305,071	4,594,534
Net trust assets as a percentage of total trust assets	0.37%	0.31%

For the six months ended June 30, 2016, the estimated fair value of the net trust assets increased as a percentage of total trust assets. The increase was primarily due to an increase in projected future cash flows due to a decrease in loss assumptions and forward LIBOR.

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

The following tables present the estimated fair value of our residual interests, including investment securities available for sale, by securitization vintage year and other related assumptions used to derive these values at June 30, 2016 and December 31, 2015:

	Estimated Fair Value of Residual			Estimated Fair Value of Residual
	Interests by Vintage Year at			Interests by Vintage Year at
	June 30, 2016			December 31, 2015
Origination Year	SF	MF	Total	SF	MF	Total
2002-2003 (1)	$8,906	$1,077	$9,983	$9,410	$1,401	$10,811
2004	1,610	1,149	2,759	1,198	805	2,003
2005	33	13	46	213	29	242
2006	—	3,344	3,344	—	1,152	1,152
Total	$10,549	$5,583	$16,132	$10,821	$3,387	$14,208
Weighted avg. prepayment rate	6.0%	11.5%	6.4%	5.6%	8.1%	5.8%
Weighted avg. discount rate	16.6%	16.8%	16.6%	16.3%	14.7%	15.9%

(1)	2002-2003 vintage year includes CMO 2007-A, since the majority of the mortgages collateralized in this securitization were originated during this period.

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

The table below reflects the estimated future credit losses and investor yield requirements for trust assets by product (SF and MF) and securitization vintage at June 30, 2016:

	Estimated Future			Investor Yield
	Losses (1)			Requirement (2)
	SF	MF		SF	MF
2002-2003	9%	*	(3)	5%	6%
2004	8	*	(3)	6	5
2005	9	6%		5	3
2006	20	4		6	5
2007	21	3		6	4

(1)	Estimated future losses derived by dividing future projected losses by UPB at June 30, 2016.
(2)

Investor yield requirements represent our estimate of the yield third-party market participants would require to price our trust assets and liabilities given our prepayment, credit loss and forward interest rate assumptions.

(3)	Represents less than 1%.

Despite the increase in housing prices through June 30, 2016, housing prices in many parts of the country are still at levels which have significantly reduced or eliminated equity for loans originated after 2003. Future loss estimates are significantly higher for mortgage loans included in securitization vintages after 2005 which reflect severe home price deterioration and defaults experienced with mortgages originated during these periods.

Long-Term Mortgage Portfolio Credit Quality

We use the Mortgage Bankers Association (MBA) method to define delinquency as a contractually required payment being 30 or more days past due. We measure delinquencies from the date of the last payment due date in which a payment was received. Delinquencies for loans 60 days delinquent or greater, foreclosures and delinquent bankruptcies were $1.1 billion or 19.3% of the long-term mortgage portfolio as of June 30, 2016.  Despite the increase in percentage of loans 60 or more days delinquent at June 30, 2016 as compared to December 31, 2015, the balance of loans 60 days or more delinquent at June 30, 2016 decreased by $57.3 million.

The following table summarizes the gross UPB of loans in our mortgage portfolio, included in securitized mortgage collateral, that were 60 or more days delinquent (utilizing the MBA method) as of the periods indicated:

	June 30,	Total	December 31,	Total
Securitized mortgage collateral	2016	Collateral	2015	Collateral
60 - 89 days delinquent	$115,616	2.1%	$125,937	2.1%
90 or more days delinquent	435,699	7.9	394,129	6.7
Foreclosures (1)	261,494	4.7	351,276	6.0
Delinquent bankruptcies (2)	250,423	4.5	249,225	4.2
Total 60 or more days delinquent	$1,063,232	19.2	$1,120,567	19.0
Total collateral	$5,512,391	100.0	$5,900,239	100.0

(1)	Represents properties in the process of foreclosure.
(2)	Represents bankruptcies that are 30 days or more delinquent.

The following table summarizes the gross securitized mortgage collateral and REO (at NRV), that were non-performing as of the dates indicated (excludes 60-89 days delinquent):

		Total		Total
	June 30,	Collateral	December 31,	Collateral
	2016	%	2015	%
90 or more days delinquent, foreclosures and delinquent bankruptcies	$947,616	17.2%	$994,630	16.9%
Real estate owned	14,056	0.3	19,589	0.3
Total non-performing assets	$961,672	17.5	$1,014,219	17.2

Non-performing assets consist of non-performing loans (mortgages that are 90 or more days delinquent, including loans in foreclosure and delinquent bankruptcies) plus REO. It is our policy to place a mortgage on nonaccrual status when it becomes 90 days delinquent and to reverse from revenue any accrued interest, except for interest income on securitized mortgage collateral when the scheduled payment is received from the servicer. The servicers are required to advance principal and interest on loans within the securitization trusts to the extent the advances are considered recoverable. IFC, a subsidiary of IMH and master servicer, may be required to advance funds, or in most cases cause the loan servicers to advance funds, to cover principal and interest payments not received from borrowers depending on the status of their mortgages. As of June 30, 2016, non-performing assets (UPB of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) as a percentage of the total collateral was 17.5%.  At December 31, 2015, non-performing assets to total collateral was 17.2%. Non-performing assets decreased by approximately $52.5 million at June 30, 2016 as compared to December 31, 2015. At June 30, 2016, the estimated fair value of non-performing assets (representing the fair value of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) was $322.8 million or 6.1% of total assets. At December 31, 2015, the estimated fair value of non-performing assets was $388.6 million or 7.5% of total assets.

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

For the three and six months ended June 30, 2016, we recorded a decrease in net realizable value of the REO in the amount of $3.4 million and $4.5 million, respectively, compared to an increase and decrease of $206 thousand and $2.5 million for the comparable 2015 period. Increases and write-downs of the net realizable value reflect increases or declines in value of the REO subsequent to foreclosure date, but prior to the date of sale.

The following table presents the balances of REO:

	June 30,	December 31,
	2016	2015
REO	$27,056	$28,058
Impairment (1)	(13,000)	(8,469)
Ending balance	$14,056	$19,589
REO inside trusts	$14,056	$19,589
REO outside trusts	—	—
Total	$14,056	$19,589

(1)	Impairment represents the cumulative write-downs of net realizable value subsequent to foreclosure.

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

Results of Operations

For the Three Months Ended June 30, 2016 compared to the Three Months Ended June 30, 2015

	For the Three months ended June 30,
			Increase	%
	2016	2015	(Decrease)	Change
Revenues	$69,213	$49,084	$20,129	41%
Expenses (1)	(60,891)	(32,420)	(28,471)	(88)
Net interest income	833	959	(126)	(13)
Change in fair value of long-term debt	1,354	(1,544)	2,898	188
Change in fair value of net trust assets, including trust REO gains	2,165	802	1,363	170
Income tax expense	(423)	(71)	(352)	(496)
Net earnings	$12,251	$16,810	$(4,559)	(27)
Earnings per share available to common stockholders—basic	$0.99	$1.65	$(0.66)	(40)%
Earnings per share available to common stockholders—diluted	$0.92	$1.33	$(0.41)	(30)%

(1)

Includes changes in contingent consideration liability resulting in expense of $10.2 million for the three months ended June 30, 2016 and income of $8.3 million for the three months ended June 30, 2015.

	For the Six months ended June 30,
			Increase	%
	2016	2015	(Decrease)	Change
Revenues	$116,512	$83,428	$33,084	40%
Expenses (1)	(106,046)	(49,560)	(56,486)	(114)
Net interest income	732	2,016	(1,284)	(64)
Change in fair value of long-term debt	1,354	(8,661)	10,015	116
Change in fair value of net trust assets, including trust REO gains (losses)	1,538	(74)	1,612	2178
Income tax (expense) benefit	(858)	23,633	(24,491)	(104)
Net earnings	$13,232	$50,782	$(37,550)	(74)
Earnings per share available to common stockholders—basic	$1.11	$5.13	$(4.02)	(78)%
Earnings per share available to common stockholders—diluted	$1.08	$4.17	$(3.09)	(74)%

(1)

Includes changes in contingent consideration liability resulting in expense of $15.0 million for the the three and six months ended June 30, 2016 and income of $8.3 million for the six months ended June 30, 2015.

Revenues

	For the Three Months Ended June 30,
			Increase	%
	2016	2015	(Decrease)	Change
Gain on sale of loans, net	$78,822	$48,346	$30,476	63%
Real estate services fees, net	1,995	2,355	(360)	(15)
Servicing income, net	2,803	1,017	1,786	176
Loss on mortgage servicing rights	(14,482)	(2,790)	(11,692)	(419)
Other revenues	75	156	(81)	(52)
Total revenues	$69,213	$49,084	$20,129	41%

Gain on sale of loans, net.    For the three months ended June 30, 2016, gain on sale of loans, net were $78.8 million compared to $48.3 million in the comparable 2015 period. The $30.5 million increase is primarily due to an $18.8 increase in premiums from the sale of mortgage loans, a $11.6 million increase in mark-to-market (MTM) gains, a $3.1 million decrease in direct loan origination expenses, a $1.7 million increase in premiums from servicing retained loan sales and a $275 thousand decrease in provision for repurchases, partially offset by a $5.0 million increase in realized and unrealized net losses on derivative financial instruments.

The overall increase in gain on sale of loans, net was due to increased volumes and gain on sale margins.   For the three months ended June 30, 2016, we originated and sold $3.2 billion of loans as compared to $2.6 billion and $2.7 billion of loans originated and sold, respectively, during the same period in 2015.  Margins increased to approximately 243 bps for the three months ended June 30, 2016 as compared to 186 bps for the same period in 2015 due to a higher concentration of retail loans which have higher margins.

Real estate services fees, net.  For the three months ended June 30, 2016, real estate services fees, net were $2.0 million compared to $2.4 million in the comparable 2015 period. The $360 thousand decrease was primarily the result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio as compared to the second quarter of 2015.

Servicing income, net.  For the three months ended June 30, 2016, servicing income, net was $2.8 million compared to $1.0 million in the comparable 2015 period.  The increase in servicing income, net was the result of the servicing portfolio increasing 87% to an average balance of $6.1 billion for the three months ended June 30, 2016 as compared to an average balance of $3.3 billion for the three months ended June 30, 2015.   The increase in the average balance of the servicing portfolio is a result of servicing retained loan sales of $3.1 billion during the three months ended June 30, 2016 partially offset by a bulk sale of MSRs of approximately $815.0 million in UPB.

Loss on mortgage servicing rights.  For the three months ended June 30, 2016, loss on MSRs was $14.5 million compared to $2.8 million in the comparable 2015 period. For the three months ended June 30, 2016, loss on MSRs was primarily the result of a $12.9 million loss from a change in fair value of MSRs due a decrease in mortgage interest rate environment in the second quarter resulting in an increase in actual prepayments as well as prepayment speed assumptions.  Included in the $12.9 million MTM loss was a $7.2 million loss directly related to $894.5 million in prepayments in the servicing portfolio in the second quarter of 2016.  However, a large portion of these prepayments were recaptured at a lower coupon rate and thus a higher servicing value.   As a result, while there was a MTM loss from loan prepayments recorded as a loss on mortgage servicing rights, there was also a corresponding income from the recaptured loan with a higher MSR value recognized in gain on sale of loans, net in the consolidated statement of operations.

In addition to the MTM loss on MSRs, we had a $1.5 million loss on sale of mortgage servicing rights related to refunds of premiums to investors for loan payoffs associated with sales of servicing rights in previous periods as well as a $1.0 million loss on the sale of $815.0 million UPB of MSRs during the quarter.  Partially offsetting the loss was an $881 thousand increase in realized and unrealized gains from hedging instruments related to MSRs.

	For the Six Months Ended June 30,
			Increase	%
	2016	2015	(Decrease)	Change
Gain on sale of loans, net	$132,691	$85,744	$46,947	55%
Real estate services fees, net	4,095	5,097	(1,002)	(20)
Servicing income, net	4,891	1,652	3,239	196
Loss on mortgage servicing rights	(25,392)	(9,358)	(16,034)	(171)
Other revenues	227	293	(66)	(23)
Total revenues	$116,512	$83,428	$33,084	40%

Gain on sale of loans, net.  Gain on sale of loans, net includes the operating expenses of CCM in the first quarter of 2015 before we closed the transaction on March 31, 2015.  We received the economic benefit of the CCM transactions from the beginning of 2015 but did not hire the employees of CCM or incur direct operating expenditures of CCM until after the close of the transaction.  Accordingly, operating expenses for CCM in the first quarter of 2015 were included within gain on sale of loans, net as loan origination costs in the consolidated statements of operations.

Beginning with the second quarter of 2015 the operating expenses of CCM were included in personal, business promotion, general, administrative and other expense, as normally presented.

For the six months ended June 30, 2016, gain on sale of loans, net were $132.7 million compared to $85.7 million in the comparable 2015 period. The $46.9 million increase is primarily due to $5.6 billion in originations for the six months ended June 30, 2016 as compared to $5.0 billion for the same perion in 2015 as well as the presentation of CCM operating expenses in the first quarter of 2015.

Real estate services fees, net.  For the six months ended June 30, 2016, real estate services fees, net were $4.1 million compared to $5.1 million in the comparable 2015 period. The $1.0 million decrease was primarily the result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio as compared to the first six months of 2015.

Servicing income, net.  For the six months ended June 30, 2016, servicing income, net was $4.9 million compared to $1.7 million in the comparable 2015 period.  The increase in servicing income, net was the result of the servicing portfolio increasing 97% to an average balance of $5.3 billion for the six months ended June 30, 2016 as compared to an average balance of $2.7 billion for the six months ended June 30, 2015.   The increase in the average balance of the servicing portfolio is a result of servicing retained loan sales of $5.1 billion during the six months ended June 30, 2016 partially offset by a bulk sale of MSRs of approximately $815.0 million.

Loss on mortgage servicing rights.  For the six months ended June 30, 2016, loss on MSRs was $25.4 million compared to $9.4 million in the comparable 2015 period. For the six months ended June 30, 2016, loss on MSRs was primarily the result of a $23.8 million loss from a change in fair value of MSRs due to the low mortgage interest rate environment as a result of the decrease in mortgage interest rates in the first and second quarters resulting in an increase in actual prepayments as well as prepayment speed assumptions.  Additionally, we had a $2.1 million loss on sale of mortgage servicing rights related to refunds of premiums to investors for loan payoffs associated with sales of servicing rights in previous periods as well a $1.0 million loss on the sale of $815.0 million UPB of MSRs during the quarter.  Partially offsetting the loss was a $1.5 million increase in realized and unrealized gains from hedging instruments related to MSRs.

Expenses

	For the Three Months Ended June 30,
			Increase	%
	2016	2015	(Decrease)	Change
Personnel expense	$30,592	$24,078	$6,514	27%
Business promotion	11,286	8,679	2,607	30
General, administrative and other	8,842	7,943	899	11
Accretion of contingent consideration	1,759	3,046	(1,287)	(42)
Change in fair value of contingent consideration	8,412	(11,326)	19,738	174
Total expenses	$60,891	$32,420	$28,471	88%

Total expenses were $60.9 million for the three months ended June 30, 2016, compared to $32.4 million for the comparable period of 2015.  Personnel expense increased $6.5 million to $30.6 million for the three months ended June 30, 2016.  The increase is primarily due to an increase in commission expense due to an increase in loan origination volumes as well as an increase in personnel related costs due to the addition of new sales personnel.

Business promotion was $11.3 million for the three months ended June 30, 2016, compared to $8.7 million for the comparable period of 2015.  Our centralized call center purchases leads and promotes its business through radio and television advertisements.  In addition to the ongoing advertising expense associated with our retail originations, the increase is part of our attempt to increase originations during the current low mortgage interest rate environment as well as offering new NonQM products.

Beginning in the second quarter of 2015, as part of the acquisition of CCM, we record accretion of the contingent consideration liability from the close of the transaction in March 2015 through the end of the earn-out period in 2017, which increases the contingent consideration liability. The estimated contingent consideration liability is based on discounted cash flows which represent the time value of money of the liability during the earn-out period.  In the second quarter of 2016, accretion increased the contingent consideration liability by $1.8 million as compared to $3.0 million during the second quarter of 2015.  The reduction in accretion is due to the reduction in the estimated future pre-tax earnings as compared to projections in 2015.  The accretion will continue to be a charge against earnings in future quarters until the end of the earn-out period.

We recorded an $8.4 million change in fair value associated with an increase in the contingent consideration liability for the second quarter of 2016 related to updated assumptions including current market conditions and increased mortgage loan originations for CCM. The change in fair value of contingent consideration was related to the estimated increase in future pre-tax earnings of CCM over the remaining earn-out period of six quarters. The fair value of contingent consideration may change from quarter to quarter based upon actual experience and updated assumptions used to forecast pre-tax earnings for CCM.

	For the Six Months Ended June 30,
			Increase	%
	2016	2015	(Decrease)	Change
Personnel expense	$54,557	$35,568	$18,989	53%
Business promotion	20,478	8,894	11,584	130
General, administrative and other	16,004	13,378	2,626	20
Accretion of contingent consideration	3,653	3,046	607	20
Change in fair value of contingent consideration	11,354	(11,326)	22,680	200
Total expenses	$106,046	$49,560	$56,486	114%

Total expenses were $106.0 million for the six months ended June 30, 2016, compared to $49.6 million for the comparable period of 2015.  The increase in expenses is due to the CCM acquisition and the presentation of CCM operating expenses in the first quarter of 2015 before we closed the transaction on March 31, 2015.  We received the economic benefit of the CCM transaction from the beginning of 2015 but did not hire the employees of CCM or incur direct operating expenditures of CCM until the transaction closed on March 31, 2015.  Accordingly, operating expenses for CCM in the first quarter of 2015 were included within gain on sale of loans, net as loan origination costs in the consolidated statements of operations.  Beginning with the second quarter of 2015 the operating expenses of CCM were included in personal, business promotion, general, administrative and other expense, as normally presented.

Beginning in the second quarter of 2015, as part of the acquisition of CCM, we record accretion of the contingent consideration liability from the close of the transaction in March 2015 through the end of the earn-out period in 2017, which increases the contingent consideration liability. The estimated contingent consideration liability is based on discounted cash flows which represent the time value of money of the liability during the earn-out period.  In the first six months of 2016, accretion increased the contingent consideration liability by $3.7 million. We did not record accretion in the first quarter of 2015 as the acquisition transaction did not close until March 31, 2015, however the accretion for the second quarter of 2015 was $3.0 million and will continue to be a charge against earnings in the future six quarters until the end of the earn-out period.

We recorded a $11.4 million change in fair value associated with an increase in the contingent consideration liability for the first six months of 2016 related to updated assumptions including current market conditions and increased mortgage loan originations for CCM. The change in fair value of contingent consideration was related to the estimated increase in future pre-tax earnings of CCM over the remaining earn-out period of six quarters. The fair value of contingent consideration may change from quarter to quarter based upon actual experience and updated assumptions used to forecast pre-tax earnings for CCM.

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

	For the Three Months Ended June 30,
	2016			2015
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Securitized mortgage collateral	$4,327,776	$62,778	5.80%	$5,045,208	$63,444	5.03%
Mortgage loans held-for-sale	470,968	4,015	3.41	377,005	3,219	3.42
Finance receivables	43,338	501	4.62	53,765	591	4.40
Other	15,437	8	0.21	23,512	15	0.26
Total interest-earning assets	$4,857,519	$67,302	5.54	$5,499,490	$67,269	4.89
LIABILITIES
Securitized mortgage borrowings	$4,328,470	$60,337	5.58	$5,043,142	$61,326	4.86%
Warehouse borrowings (1)	510,596	3,855	3.02	390,820	3,101	3.17
Long-term debt	31,565	1,052	13.33	30,542	933	12.22
Convertible notes	24,960	471	7.55	34,835	671	7.70
Term financing	29,800	747	10.03	3,956	110	11.12
Short-term borrowings	—	—	—	4,504	121	10.75
Other	2,340	7	1.20	5,890	48	3.26
Total interest-bearing liabilities	$4,927,731	$66,469	5.40	$5,513,689	$66,310	4.81
Net Interest Spread (2)		$833	0.14%		$959	0.08%
Net Interest Margin (3)			0.07%			0.07%

(1)	Warehouse borrowings include the borrowings from mortgage loans held-for-sale and finance receivables.
(2)	Net interest spread is calculated by subtracting the weighted average yield on interest-bearing liabilities from the weighted average yield on interest-earning assets.
(3)	Net interest margin is calculated by dividing net interest spread by total average interest-earning assets.

Net interest spread decreased $126 thousand for the quarter ended June 30, 2016 primarily attributable to an increase in interest expense from the Term Financing and long-term debt.  The increase in interest expense from the term financing is due to the timing of the transaction as it was entered into in June 2015. Interest expense on long-term debt increased during the second quarter of 2016 as a result of the increase in 3 month LIBOR as compared to the prior year.  Offsetting the decrease in net spread was an increase in the net interest spread on the securitized mortgage collateral and securitized mortgage borrowings.  As a result, net interest margin was flat at 0.07% for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

During the quarter ended June 30, 2016, the yield on interest-earning assets increased to 5.54% from 4.89% in the comparable 2015 period. The yield on interest-bearing liabilities increased to 5.40% for the quarter ended

June 30, 2016 from 4.81% for the comparable 2015 period. In connection with the fair value accounting for investment securities available-for-sale, securitized mortgage collateral and borrowings and long-term debt, interest income and interest expense is recognized using effective yields based on estimated fair values for these instruments. The increase in yield for securitized mortgage collateral and securitized mortgage borrowings is primarily related to decreased prices on mortgage-backed bonds which resulted in an increase in yield as compared to the previous period.

	For the Six Months Ended June 30,
	2016			2015
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Securitized mortgage collateral	$4,362,492	$129,091	5.92%	$5,113,352	$132,726	5.19%
Mortgage loans held-for-sale	389,508	6,719	3.45	344,410	5,849	3.40
Finance receivables	34,363	802	4.67	68,824	1,278	3.71
Other	20,130	17	0.17	16,123	23	0.29
Total interest-earning assets	$4,806,493	$136,629	5.69	$5,542,709	$139,876	5.05
LIABILITIES
Securitized mortgage borrowings	$4,362,553	$124,319	5.70%	$5,110,714	$128,450	5.03%
Warehouse borrowings (1)	422,149	6,480	3.07	375,783	5,850	3.11
Long-term debt	31,676	2,010	12.69	27,735	1,893	13.65
Convertible notes	27,774	1,580	11.38	27,459	1,058	7.71
Term financing	29,782	1,494	10.03	1,989	110	11.06
Short-term borrowings	—	—	—	6,460	399	12.35
Other	2,292	14	1.22	5,604	100	3.57
Total interest-bearing liabilities	$4,876,226	$135,897	5.57	$5,555,744	$137,860	4.96
Net Interest Spread (2)		$732	0.12%		$2,016	0.09%
Net Interest Margin (3)			0.03%			0.07%

Net interest spread decreased $1.3 million for the six months ended June 30, 2016 primarily attributable to an increase in interest expense from the issuance of the additional Convertible Note issued in 2015 and Term Financing. The increase in interest expense related to the convertible notes and term financing is partially due to the timing of the transactions as they were entered into in May and June 2015, respectively.  Additionally, the convertible notes interest expense has an additional $129 thousand of debt issuance costs accelerated upon conversion in February 2016.  Offsetting the decrease in net spread was an increase in the net interest spread on the securitized mortgage collateral and securitized mortgage borrowings as well as a decrease in interest expense on short-term borrowings. As a result, net interest margin decreased to 0.03% for the six months ended June 30, 2016 from 0.07% for the six months ended June 30, 2015.

During the six months ended June 30, 2016, the yield on interest-earning assets increased to 5.69% from 5.05% in the comparable 2016 period. The yield on interest-bearing liabilities increased to 5.57% for the six months ended June 30, 2016 from 4.96% for the comparable 2015 period. In connection with the fair value accounting for investment securities available-for-sale, securitized mortgage collateral and borrowings and long-term debt, interest income and interest expense is recognized using effective yields based on estimated fair values for these instruments. The increase in yield for securitized mortgage collateral and securitized mortgage borrowings is primarily related to decreased prices on mortgage-backed bonds which resulted in an increase in yield as compared to the previous period.

Change in the fair value of long-term debt.

Long-term debt (consisting of trust preferred securities and junior subordinated notes) is measured based upon an internal analysis, which considers our own credit risk and discounted cash flow analyses. Improvements in financial results and financial condition in the future could result in additional increases in the estimated fair value of the long-

term debt, while deterioration in financial results and financial condition could result in a decrease in the estimated fair value of the long-term debt.

Change in the fair value of long-term debt resulted in a gain of $1.4 million for the three months ended June 30, 2016, compared to a loss of $1.5 million for the comparable 2015 period as a result of the decrease in the estimated fair value of long-term debt. The decrease in the estimated fair value of long-term debt was primarily the result of a decrease in forward LIBOR interest rates during the first and second quarter of 2016.

Change in the fair value of long-term debt resulted in a gain of $1.4 million for the six months ended June 30, 2016, compared to a loss of $8.7 million for the comparable 2015 period as a result of the decrease in the estimated fair value of long-term debt. The decrease in the estimated fair value of long-term debt was primarily the result of a decrease in forward LIBOR interest rates during the first and second quarter of 2016. The increase in the estimated fair value of long-term debt during the six months ended 2015 was primarily the result of a decrease in the discount rate attributable to an improvement in our own credit risk profile, improvement in our financial condition and results of operations from the mortgage lending segment including the acquisition of CCM during the first quarter of 2015 as well as an increase in forward LIBOR interest rates during the second quarter of 2015.

Change in fair value of net trust assets, including trust REO losses

	For the Three Months Ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Change in fair value of net trust assets, excluding REO	$5,556	$596	$6,069	$2,389
(Losses) gains from REO	(3,391)	206	(4,531)	(2,463)
Change in fair value of net trust assets, including trust REO (losses) gains	$2,165	$802	$1,538	$(74)

The change in fair value related to our net trust assets (residual interests in securitizations) was a gain of $2.2 million for the three months ended June 30, 2016, compared to a gain of $802 thousand in the comparable 2015 period. The change in fair value of net trust assets, excluding REO was due to $5.6 million in gains from changes in fair value of securitized mortgage borrowings, securitized mortgage collateral and investment securities available-for-sale primarily associated with a decrease in LIBOR as well as updated assumptions on certain later vintage trusts with improved performance. Additionally, the NRV of REO decreased $3.4 million during the period attributed to higher expected loss severities on properties held in the long-term mortgage portfolio during the period.

The change in fair value related to our net trust assets (residual interests in securitizations) was a gain of $1.5 million for the six months ended June 30, 2016. The change in fair value of net trust assets, including REO was due to $6.1 million in gains from changes in fair value of securitized mortgage borrowings, securitized mortgage collateral and investment securities available-for-sale primarily associated with a decrease in LIBOR as well as updated assumptions on certain later vintage trusts with improved performance. Partially offsetting the increase was a $4.5 million decrease in NRV of REO during the period attributed to higher expected loss severities on properties held in the long-term mortgage portfolio during the period.

Income Taxes

We recorded income tax expense of $423 thousand and $858 thousand for the the three and six months ended June 30, 2016 primarily the result of amortization of the deferred charge, federal alternative minimum tax (AMT), and state income taxes from states where we do nott have net operating loss carryforwards or state minimum taxes, including AMT. For the the three and six months ended June 30, 2015, we recorded income tax expense (benefit) of $71 thousand and ($23.6) million, respectively. For the three months ended June 30, 2015, we recorded amortization of the deferred charge partially offset by a reduction in current income tax provision based upon an estimated reduction in federal alternative minimum tax (AMT)and state income taxes.  For the six months ended June 30, 2015, we recorded a benefit of $24.4 million primarily the result of a reversal of valuation allowance partially offset by federal alternative minimum tax (AMT), amortization of the deferred charge and state income taxes from states where we do not not have net operating loss carryforwards or state minimum taxes, including AMT. The deferred charge represents the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH prior to 2008. The deferred charge is amortized and/or impaired, which does not result in any tax liability to be paid. The deferred charge is included in other assets in the accompanying consolidated balance sheets and is amortized as a component of income tax expense in the accompanying consolidated statements of operations.

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

Results of Operations by Business Segment

We have three primary operating segments: Mortgage Lending, Real Estate Services and Long-Term Mortgage Portfolio. Unallocated corporate and other administrative costs, including the cost associated with being a public company, are presented in Corporate. Segment operating results are as follows:

Mortgage Lending

	For the Three Months Ended June 30,
			Increase	%
	2016	2015	(Decrease)	Change
Gain on sale of loans, net	$78,822	$48,346	$30,476	63%
Servicing income, net	2,803	1,017	1,786	176
Loss on mortgage servicing rights	(14,482)	(2,790)	(11,692)	(419)
Other	3	104	(101)	(97)
Total revenues	67,146	46,677	20,469	44
Other income	667	648	19	3
Personnel expense	(30,531)	(23,566)	(6,965)	(30)
Business promotion	(11,248)	(8,630)	(2,618)	(30)
General, administrative and other	(5,078)	(4,763)	(315)	(7)
Accretion of contingent consideration	(1,759)	(3,046)	1,287	42
Change in fair value of contingent consideration	(8,412)	11,326	(19,738)	(174)
Net earnings (loss) before income taxes	$10,785	$18,646	$(7,861)	(42)%

For the three months ended June 30, 2016, gain on sale of loans, net were $78.8 million compared to $48.3 million in the comparable 2015 period. The $30.5 million increase is primarily due to an $18.8 increase in premiums from the sale of mortgage loans, a $11.6 million increase in mark-to-market gains, a $3.1 million decrease in direct loan origination expenses, a $1.7 million increase in premiums from servicing retained loan sales and a $275 thousand decrease in provision for repurchases, partially offset by a $5.0 million increase in realized and unrealized net losses on derivative financial instruments.

The overall increase in gain on sale of loans, net was due to increased volumes and gain on sale margins.   For the three months ended June 30, 2016, we originated and sold $3.2 billion of loans as compared to $2.6 billion and $2.7 billion of loans originated and sold, respectively, during the same period in 2015.  Margins increased to approximately 243 bps for the three months ended June 30, 2016 as compared to 186 bps for the same period in 2015 due to a higher concentration of retail loans which have higher margins.

For the three months ended June 30, 2016, servicing income, net was $2.8 million compared to $1.0 million in the comparable 2015 period.  The increase in servicing income, net was the result of the servicing portfolio increasing 87% to an average balance of $6.1 billion for the three months ended June 30, 2016 as compared to an average balance of $3.3 billion for the three months ended June 30, 2015.   The increase in the average balance of the servicing portfolio is a result of servicing retained loan sales of $3.1 billion during the three months ended June 30, 2016 partially offset by a bulk sale of MSRs of approximately $815.0 million in UPB.

For the three months ended June 30, 2016, loss on MSRs was $14.5 million compared to $2.8 million in the comparable 2015 period. For the three months ended June 30, 2016, loss on MSRs was primarily the result of a $12.9 million loss from a change in fair value of MSRs due to a decrease in mortgage interest rate environment in the second quarter resulting in an increase in actual prepayments as well as prepayment speed assumptions.  Included in the $12.9 million MTM loss was a $7.2 million loss directly related to $894.5 million in prepayments in the servicing portfolio in the second quarter of 2016.  However, a large portion of these prepayments were recaptured at a lower coupon rate and thus a higher servicing value.   As a result, while there was a MTM loss from loan prepayments recorded as a loss on mortgage servicing rights, there was also a corresponding income from the recaptured loan with a higher MSR value recognized in gain on sale of loans, net in the consolidated statement of operations.

In addition to the MTM loss on MSRs, we had a $1.5 million loss on sale of mortgage servicing rights related to refunds of premiums to investors for loan payoffs associated with sales of servicing rights in previous periods as well as a $1.0 million loss on the sale of $815.0 million UPB of MSRs during the quarter.  Partially offsetting the loss was an $881 thousand increase in realized and unrealized gains from hedging instruments related to MSRs.

Personnel expense increased $7.0 million to $30.5 million for the three months ended June 30, 2016.  The increase is primarily due to an increase in commission expense due to an increase in loan origination volumes as well as an increase personnel related costs due to the addition of new sales personnel.

Business promotion was $11.2 million for the three months ended June 30, 2016, compared to $8.6 million for the comparable period of 2015.  Our centralized call center purchases leads and promotes its business through radio and television advertisements.  In addition to the ongoing advertising expense associated with our retail originations, the increase is part of our attempt to increase originations during the current low mortgage interest rate environment as well as offering new NonQM products.

Beginning in the second quarter of 2015, as part of the acquisition of CCM, we record accretion of the contingent consideration liability from the close of the transaction in March 2015 through the end of the earn-out period in 2017, which increases the contingent consideration liability. The estimated contingent consideration liability is based on discounted cash flows which represent the time value of money of the liability during the earn-out period.  In the second quarter of 2016, accretion increased the contingent consideration liability by $1.8 million as compared to $3.0 million during the second quarter of 2015.  The reduction in accretion is due to the reduction in the estimated future pre-tax earnings as compared to projections in 2015.  The accretion will continue to be a charge against earnings in future quarters until the end of the earn-out period.

We recorded an $8.4 million change in fair value associated with an increase in the contingent consideration liability for the second quarter of 2016 related to updated assumptions including current market conditions and increased mortgage loan originations for CCM. The change in fair value of contingent consideration was related to the estimated increase in future pre-tax earnings of CCM over the remaining earn-out period of six quarters. The fair value of contingent consideration may change from quarter to quarter based upon actual experience and updated assumptions used to forecast pre-tax earnings for CCM.

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

	For the Six Months Ended June 30,
			Increase	%
	2016	2015	(Decrease)	Change
Gain on sale of loans, net	$132,691	$85,744	$46,947	55%
Servicing income, net	4,891	1,652	3,239	196
Loss on mortgage servicing rights	(25,392)	(9,358)	(16,034)	(171)
Other	52	121	(69)	(57)
Total revenues	112,242	78,159	34,083	44
Other income	1,055	1,016	39	4
Personnel expense	(54,337)	(34,621)	(19,716)	(57)
Business promotion	(20,411)	(8,794)	(11,617)	(132)
General, administrative and other	(9,638)	(6,859)	(2,779)	(41)
Accretion of contingent consideration	(3,653)	(3,046)	(607)	(20)
Change in fair value of contingent consideration	(11,354)	11,326	(22,680)	(200)
Net earnings (loss) before income taxes	$13,904	$37,181	$(23,277)	(63)%

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

For the six months ended June 30, 2016, gain on sale of loans, net were $132.7 million compared to $85.7 million in the comparable 2015 period. The $46.9 million increase is primarily due to $5.6 billion in originations for the six months ended June 30, 2016 as compared to $5.0 billion for the same perion in 2015 as well as the presentation of CCM operating expenses in the first quarter of 2015.

For the six months ended June 30, 2016, servicing income, net was $4.9 million compared to $1.7 million in the comparable 2015 period.  The increase in servicing income, net was the result of the servicing portfolio increasing 97% to an average balance of $5.3 billion for the six months ended June 30, 2016 as compared to an average balance of $2.7 billion for the six months ended June 30, 2015.   The increase in the average balance of the servicing portfolio is a result of servicing retained loan sales of $5.1 billion during the six months ended June 30, 2016 partially offset by a bulk sale of MSRs of approximately $815.0 million.

For the six months ended June 30, 2016, loss on MSRs was $25.4 million compared to $9.4 million in the comparable 2015 period. For the six months ended June 30, 2016, loss on MSRs was primarily the result of a $23.8 million loss from a change in fair value of MSRs due to the low mortgage interest rate environment as a result of the decrease in mortgage interest rates in the first and second quarters resulting in an increase in actual prepayments as well as prepayment speed assumptions.  Additionally, we had a $2.1 million loss on sale of mortgage servicing rights related to refunds of premiums to investors for loan payoffs associated with sales of servicing rights in previous periods as well a $1.0 million loss on the sale of $815.0 million UPB of MSRs during the quarter.  Partially offsetting the loss was a $1.5 million increase in realized and unrealized gains from hedging instruments related to MSRs.

Beginning in the second quarter of 2015, as part of the acquisition of CCM, we record accretion of the contingent consideration liability from the close of the transaction in March 2015 through the end of the earn-out period in 2017, which increases the contingent consideration liability. The estimated contingent consideration liability is based on discounted cash flows which represent the time value of money of the liability during the earn-out period.  In the first six months of 2016, accretion increased the contingent consideration liability by $3.7 million. We did not record accretion in the first quarter of 2015 as the acquisition transaction did not close until March 31, 2015, however the accretion will continue to be a charge against earnings in future quarters until the end of the earn-out period.

We recorded a $11.4 million change in fair value associated with an increase in the contingent consideration liability for the first six months of 2016 related to updated assumptions including current market conditions and increased mortgage loan originations for CCM. The change in fair value of contingent consideration was related to the estimated increase in future pre-tax earnings of CCM over the remaining earn-out period of six quarters. The fair value of contingent consideration may change from quarter to quarter based upon actual experience and updated assumptions used to forecast pre-tax earnings for CCM.

Real Estate Services

	For the Three Months Ended June 30,
			Increase	%
	2016	2015	(Decrease)	Change
Real estate services fees, net	$1,995	$2,355	$(360)	(15)%
Personnel expense	(1,517)	(1,178)	(339)	(29)
General, administrative and other	(139)	(142)	3	2
Net earnings before income taxes	$339	$1,035	$(696)	(67)%

For the three months ended June 30, 2016, real estate services fees, net were $2.0 million compared to $2.4 million in the comparable 2015 period. The $360 thousand decrease in real estate services fees, net was the result of a $344 thousand decrease in real estate and recovery fees and a $59 thousand decrease in loss mitigation fees slightly offset by a $43 thousand increase in real estate services.  The decrease was primarily the result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio as compared to the second quarter of 2015.

	For the Six Months Ended June 30,
			Increase	%
	2016	2015	(Decrease)	Change
Real estate services fees, net	$4,095	$5,097	$(1,002)	(20)%
Personnel expense	(2,858)	(2,631)	(227)	(9)
General, administrative and other	(364)	(344)	(20)	(6)
Net earnings before income taxes	$873	$2,122	$(1,249)	(59)%

For the six months ended June 30, 2016, real estate services fees, net were $4.1 million compared to $5.1 million in the comparable 2015 period. The $1.0 million decrease in real estate services fees, net was the result of a $818 thousand decrease in real estate and recovery fees and a $250 thousand decrease in loss mitigation fees slightly offset by a $66 thousand increase in real estate services.  The decrease was primarily the result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio as compared to the second quarter of 2015.

Long-term Mortgage Portfolio

	For the Three Months Ended June 30,
			Increase	%
	2016	2015	(Decrease)	Change
Other revenue	$45	$63	$(18)	(29)%

Personnel expense	(7)	(73)	66	90%
General, administrative and other	(128)	(98)	(30)	(31)
Total expenses	(135)	(171)	36	21

Net interest income	1,390	1,189	201	17
Change in fair value of long-term debt	1,354	(1,544)	2,898	188
Change in fair value of net trust assets, including trust REO gains (losses)	2,165	802	1,363	170
Total other income (expense)	4,909	447	4,462	998
Net earnings (loss) before income taxes	$4,819	$339	$4,480	1322%

For the three months ended June 30, 2016, net interest income totaled $1.4 million as compared to $1.2 million for the comparable 2015 period. Net interest income increased $201 thousand for the quarter ended June 30, 2016 primarily attributable to a $321 thousand increase in net interest spread on the long-term mortgage portfolio due to an improvement in net interest income and cash flows in the earlier vintage trusts which include our residual interests. Partially offsetting the increase in interest income was a $119 thousand increase in interest expense on the long-term debt due to an increase in 3 month LIBOR as compared to the prior year.

Change in the fair value of long-term debt resulted in a gain of $1.4 million for the three months ended June 30, 2016, compared to a loss of $1.5 million for the comparable 2015 period as a result of the decrease in the estimated fair value of long-term debt. The decrease in the estimated fair value of long-term debt was primarily the result of a decrease in forward LIBOR interest rates during the first and second quarter of 2016.

The change in fair value related to our net trust assets (residual interests in securitizations) was a gain of $2.2 million for the three months ended June 30, 2016, compared to a gain of $802 thousand in the comparable 2015 period. The change in fair value of net trust assets, excluding REO was due to $5.6 million in gains from changes in fair value of securitized mortgage borrowings, securitized mortgage collateral and investment securities available-for-sale primarily associated with a decrease in LIBOR as well as updated assumptions on certain later vintage trusts with improved performance. Additionally, the NRV of REO decreased $3.4 million during the period attributed to higher expected loss severities on properties held in the long-term mortgage portfolio during the period.

	For the Six Months Ended June 30,
			Increase	%
	2016	2015	(Decrease)	Change
Other revenue	$113	$125	$(12)	(10)%

Personnel expense	(12)	(80)	68	85%
General, administrative and other	(233)	(202)	(31)	(15)
Total expenses	(245)	(282)	37	13

Net interest income	2,765	2,391	374	16
Change in fair value of long-term debt	1,354	(8,661)	10,015	116
Change in fair value of net trust assets, including trust REO gains (losses)	1,538	(74)	1,612	2178
Total other income (expense)	5,657	(6,344)	12,001	189
Net earnings (loss) before income taxes	$5,525	$(6,501)	$12,026	185%

For the six months ended June 30, 2016, net interest income totaled $2.8 million as compared to $2.4 million for the comparable 2015 period. Net interest income increased $374 thousand for the six months ended June 30, 2016 primarily attributable to a $491 thousand increase in net interest spread on the long-term mortgage portfolio due to an improvement in net interest income and cash flows in the earlier vintage trusts which include our residual interests. Partially offsetting the increase in interest income was a $117 thousand increase in interest expense on the long-term debt due to an increase in 3 month LIBOR as compared to the prior year.

Change in the fair value of long-term debt resulted in a gain of $1.4 million for the six months ended June 30, 2016, compared to a loss of $8.7 million for the comparable 2015 period as a result of the decrease in the estimated fair value of long-term debt. The decrease in the estimated fair value of long-term debt was primarily the result of a decrease in forward LIBOR interest rates during the first and second quarter of 2016. The increase in the estimated fair value of long-term debt during the six months ended 2015 was primarily the result of a decrease in the discount rate attributable to an improvement in our own credit risk profile, improvement in our financial condition and results of operations from the mortgage lending segment including the acquisition of CCM during the first quarter of 2015 as well as an increase in forward LIBOR interest rates during the second quarter of 2015.

The change in fair value related to our net trust assets (residual interests in securitizations) was a gain of $1.5 million for the six months ended June 30, 2016. The change in fair value of net trust assets, including REO was due to $6.1 million in gains from changes in fair value of securitized mortgage borrowings, securitized mortgage collateral and investment securities available-for-sale primarily associated with a decrease in LIBOR as well as updated assumptions on certain later vintage trusts with improved performance. Partially offsetting the increase was a $4.5 million decrease in NRV of REO during the period attributed to higher expected loss severities on properties held in the long-term mortgage portfolio during the period.

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

	For the Three Months Ended June 30,
			Increase	%
	2016	2015	(Decrease)	Change
Interest expense	$(1,224)	$(878)	(346)	(39)%
Other expenses	(2,045)	(2,261)	216	10
Net loss before income taxes	$(3,269)	$(3,139)	$(130)	(4)%

For the three months ended June 30, 2016, interest expense increased to $1.2 million as compared to $878 thousand for the comparable 2015 period. The increase was primarily due to a $637 thousand increase in interest expense from the $30.0 million Term Financing issued in June of 2015 partially offset by a $200 thousand decrease in Convertible Notes interest expense.

For the June 30, 2016, other expenses decreased to $2.0 million as compared to $2.3 million for the comparable 2015 period. The decrease was primarily due to a $724 thousand increase in allocated corporate expenses. The growth of the mortgage lending division resulted in increased allocations of certain corporate costs due to increased headcount.   Partially offsetting the decrease was a $208 thousand increase in data processing and a $176 thousand increase in legal and professional fees.

	For the Six Months Ended June 30,
			Increase	%
	2016	2015	(Decrease)	Change
Interest expense	$(3,088)	$(1,391)	(1,697)	(122)%
Other expenses	(3,124)	(4,262)	1,138	27
Net loss before income taxes	$(6,212)	$(5,653)	$(559)	(10)%

For the six months ended June 30, 2016, interest expense increased to $3.1 million as compared to $1.4 million for the comparable 2015 period. The increase was primarily due to a $1.4 million increase in interest expense from the $30.0 million Term Financing issued in June of 2015 as well as a $522 thousand increase attributable to the Convertible Notes.  The increase in interest expense on the Convertible Notes is primarily related to the timing of the transaction as it was entered into in May 2015 as well as $129 thousand of debt issuance costs accelerated upon conversion of the Notes in February 2016.  Partially offsetting the increase in interest expense was a $399 thousand decrease in interest expense related to the payoff of the short-term borrowings in 2015.

For the six months ended June 30, 2016, other expenses decreased to $3.2 million as compared to $4.3 million for the comparable 2015 period. The decrease was primarily due to an $886 thousand increase in allocated corporate expenses as well as a $488 thousand decrease in occupancy expense.  The growth of the mortgage lending division resulted in increased allocations of certain corporate costs due to increased headcount.   Partially offsetting the decrease was a $295 thousand increase in legal and professional fees and a $279 thousand increase in data processing.

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

We used June 30, 2016 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitivity and assume instantaneous, parallel shifts in interest rate yield curves. Management uses sensitivity analysis, such as those summarized below, based on a hypothetical 25 basis point increase or decrease in interest rates, to monitor the risks associated with changes in interest rates. We believe the use of a 50 basis point shift up and down (100 basis point range) is appropriate given the relatively short time period that the mortgage loans pipeline is held on our balance sheet and exposed to interest rate risk (during the processing, underwriting and closing stages of the mortgage loans which can last up to approximately 60 days). We also actively manage our risk management strategy for our mortgage loans pipeline (through the use of economic hedges such as forward loan sale commitments and mandatory delivery commitments) and generally adjust our hedging position daily. In analyzing the interest rate risks associated with our MSRs, management also uses multiple sensitivity analyses (hypothetical 25 and 50 basis point increases and decreases) to review the interest rate risk associated with our MSRs.

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

The following table summarizes the estimated changes in the fair value of our mortgage pipeline, MSRs and related derivatives that are sensitive to interest rates as of June 30, 2016 given hypothetical instantaneous parallel shifts in the yield curve:

	Changes in Fair Value
	Down	Down	Up	Up
	50 bps	25 bps	25 bps	50 bps
Total Mortgage pipeline (1)	2,959	1,360	(1,269)	(2,640)
Mortgage servicing rights (2)	(8,655)	(4,365)	5,646	10,630

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our CEO and CFO, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e). Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of June 30, 2016, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A:  RISK FACTORS

None.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:  MINE SAFETY DISCLOSURES

None.

ITEM 5:  OTHER INFORMATION

On June 10, 2016, the Company and its subsidiaries entered into Amendment No. 1 to the Loan Agreement with Macquarie Alpine Inc originally entered into on June 19, 2015.  Pursuant to the amendment, the maturity date of the

Term Note was extended from to June 16, 2017, which may be extended up to March 18, 2018 at the lender’s discretion, and any prepayments made prior to September 15, 2016 will be subject to, with certain exceptions, a prepayment premium equal to 1.0% of the amount prepaid and after such date, 0.50% of the amount prepaid.  The Company paid an extension fee of $100,000.

The information set forth above is included herewith for the purpose of providing the disclosure required under “Item 1.01 — Entry into a Material Definitive Agreement” and “Item 2.03 - Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant” of Form 8-K.

ITEM 6: EXHIBITS

(a)	Exhibits:
10.1

Amendment No. 1 dated June 10, 2016 to Loan Agreement among Impac Mortgage Holdings, Inc., Impac Mortgage Corp, Impac Warehouse Lending, Inc., Integrated Real Estate Service Corp. and Macquarie Alpine Inc.

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
101

The following materials from Impac Mortgage Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Cash Flows, and (4) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

August 8, 2016