Form 10-Q
period 2016-09-30
IMPAC MORTGAGE HOLDINGS INC
filed 2016-11-08
CIK 1000298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

There were 16,015,983 shares of common stock outstanding as of November 4, 2016.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1.CONSOLIDATED FINANCIAL STATEMENTS

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Cash and cash equivalents	$58,902	$32,409
Restricted cash	9,928	3,474
Mortgage loans held-for-sale	849,521	310,191
Finance receivables	78,653	36,368
Mortgage servicing rights	87,413	36,425
Securitized mortgage trust assets	4,169,519	4,594,534
Goodwill	104,938	104,938
Intangible assets, net	26,827	29,975
Deferred tax asset, net	24,420	24,420
Other assets	49,712	38,118
Total assets	$5,459,833	$5,210,852
LIABILITIES
Warehouse borrowings	$880,111	$325,616
Term financing	29,871	29,716
Convertible notes	24,962	44,819
Contingent consideration	59,896	48,079
Long-term debt	39,835	31,898
Securitized mortgage trust liabilities	4,151,389	4,580,326
Other liabilities	60,088	35,908
Total liabilities	5,246,152	5,096,362

Commitments and contingencies (See Note 14)

STOCKHOLDERS’ EQUITY
Series A-1 junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none issued or outstanding	—	—
Series B 9.375% redeemable preferred stock, $0.01 par value; liquidation value $16,640; 2,000,000 shares authorized, 665,592 noncumulative shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	7	7
Series C 9.125% redeemable preferred stock, $0.01 par value; liquidation value $35,127; 5,500,000 shares authorized; 1,405,086 noncumulative shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	14	14
Common stock, $0.01 par value; 200,000,000 shares authorized; 16,015,649 and 10,326,520 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	160	103
Additional paid-in capital	1,167,707	1,098,302
Net accumulated deficit:
Cumulative dividends declared	(822,520)	(822,520)
Retained deficit	(131,687)	(161,416)
Net accumulated deficit	(954,207)	(983,936)
Total stockholders’ equity	213,681	114,490
Total liabilities and stockholders’ equity	$5,459,833	$5,210,852

See accompanying notes to unaudited consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Gain on sale of loans, net	$113,158	$47,274	$245,849	$133,018
Real estate services fees, net	2,678	2,775	6,773	7,872
Servicing income, net	3,789	2,432	8,680	4,083
Loss on mortgage servicing rights	(15,857)	(4,818)	(41,249)	(14,176)
Other	225	(11)	453	283
Total revenues	103,993	47,652	220,506	131,080
Expenses:
Personnel expense	38,467	21,315	93,025	56,883
Business promotion	10,350	10,735	30,828	19,628
General, administrative and other	7,736	7,100	23,742	20,479
Accretion of contingent consideration	1,591	2,424	5,244	5,471
Change in fair value of contingent consideration	23,215	(16,897)	34,569	(28,223)
Total expenses	81,359	24,677	187,408	74,238
Operating income:	22,634	22,975	33,098	56,842

Other income (expense):
Interest income	64,932	70,301	201,561	210,177
Interest expense	(63,628)	(70,182)	(199,525)	(208,042)
Change in fair value of long-term debt	(8,641)	—	(7,286)	(8,661)
Change in fair value of net trust assets, including trust REO gains (losses)	1,071	(3,004)	2,609	(3,078)
Total other expense	(6,266)	(2,885)	(2,641)	(9,604)
Earnings before income taxes	16,368	20,090	30,457	47,238
Income tax (benefit) expense	(130)	781	728	(22,852)
Net earnings	$16,498	$19,309	$29,729	$70,090
Earnings per common share :
Basic	$1.28	$1.89	$2.43	$7.00
Diluted	1.18	1.48	2.27	5.61

See accompanying notes to unaudited consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

	Preferred		Common		Additional	Cumulative		Total
	Shares	Preferred	Shares	Common	Paid-In	Dividends	Retained	Stockholders’
	Outstanding	Stock	Outstanding	Stock	Capital	Declared	Deficit	Equity
Balance, December 31, 2015	2,070,678	$21	10,326,520	$103	$1,098,302	$(822,520)	$(161,416)	$114,490

Proceeds and tax benefit from exercise of stock options	—	—	38,620	1	209	—	—	210
Stock based compensation	—	—	—	—	1,647	—	—	1,647
Common stock issuance, net	—	—	3,811,429	38	47,567	—	—	47,605
Convertible note share issuance	—	—	1,839,080	18	19,982	—	—	20,000
Net earnings	—	—	—	—	—	—	29,729	29,729
Balance, September 30, 2016	2,070,678	$21	16,015,649	$160	$1,167,707	$(822,520)	$(131,687)	$213,681

See accompanying notes to unaudited consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$29,729	$70,090
Loss on sale of mortgage servicing rights	10,610	6,193
Change in fair value of mortgage servicing rights	32,048	7,983
Gain on sale of mortgage loans	(212,696)	(115,578)
Change in fair value of mortgage loans held-for-sale	(19,572)	(9,030)
Change in fair value of derivatives lending, net	(14,618)	(8,755)
Provision for repurchases	778	340
Origination of mortgage loans held-for-sale	(9,813,665)	(7,319,723)
Sale and principal reduction on mortgage loans held-for-sale	9,414,794	7,146,796
Losses from REO	5,971	4,899
Change in fair value of net trust assets, excluding REO	(10,273)	(4,977)
Change in fair value of long-term debt	7,286	8,661
Accretion of interest income and expense	96,036	111,400
Amortization of intangible and other assets	3,577	2,384
Accretion of contingent consideration	5,244	5,471
Change in fair value of contingent consideration	34,569	(28,223)
Amortization of debt issuance costs and discount on note payable	398	248
Stock-based compensation	1,647	1,076
Impairment of deferred charge	815	1,054
Change in deferred tax assets	—	(24,420)
Change in REO impairment reserve	—	1,655
Net change in restricted cash	(6,454)	(3,409)
Net change in other assets and liabilities	18,687	8,647
Net cash used in operating activities	(415,089)	(137,218)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in securitized mortgage collateral	461,063	479,565
Proceeds from the sale of mortgage servicing rights	5,153	23,079
Finance receivable advances to customers	(672,885)	(523,005)
Repayments of finance receivables	630,600	490,029
Net change in mortgages held-for-investment	45	46
Purchase of premises and equipment	(147)	93
Net principal change on investment securities available-for-sale	47	83
Acquisition of CashCall Mortgage	—	(5,000)
Proceeds from the sale of REO	32,275	24,210
Net cash provided by investing activities	456,151	489,100
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	47,605	—
Issuance of convertible notes	—	25,000
Issuance of term financing	—	30,000
Repayment of warehouse borrowings	(8,988,778)	(6,884,047)
Borrowings under warehouse agreement	9,543,273	7,135,002
Repayment of line of credit	—	(11,000)
Borrowings under line of credit	—	7,000
Repayment of short-term borrowing	—	(15,000)
Short-term borrowing	—	15,000
Repayment of securitized mortgage borrowings	(588,390)	(614,505)
Payment of acquisition related contingent consideration	(27,996)	(32,423)
Principal payments on short-term debt	—	(6,000)
Principal payments on capital lease	(393)	(616)
Debt issuance costs	(100)	(500)
Proceeds from exercise of stock options	210	643
Net cash used in financing activities	(14,569)	(351,446)
Net change in cash and cash equivalents	26,493	436
Cash and cash equivalents at beginning of period	32,409	10,073
Cash and cash equivalents at end of period	$58,902	$10,509

NON-CASH TRANSACTIONS :
Transfer of securitized mortgage collateral to real estate owned	$32,719	$30,307
Mortgage servicing rights retained from loan sales and issuance of mortgage backed securities	91,809	76,119
Common stock issued upon conversion of debt	20,000	—
Acquisition of equipment purchased through capital leases	551	413
Acquisition related goodwill asset related to CashCall	—	104,586
Acquisition related intangible assets related to CashCall	—	33,122
Acquisition related contingent consideration liability related to CashCall	—	124,592
Common stock issued related to CashCall acquisition	—	6,150

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

The Company’s operations include the mortgage lending operations and real estate services conducted by IRES and IMC and the long-term mortgage portfolio (residual interests in securitizations reflected as net trust assets and liabilities in the consolidated balance sheets) conducted by IMH.  Beginning in the first quarter of 2015, the mortgage lending operations include the activities of the CashCall Mortgage operations (CCM) (See Note 2. – Acquisition of CashCall Mortgage.)

Financial Statement Presentation

The accompanying unaudited consolidated financial statements of IMH and its subsidiaries (as defined above) have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the three months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These interim period condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the United States Securities and Exchange Commission (SEC).

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03, “Interest—Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs”, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. For public business entities, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Entities should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, entities are required to comply with the applicable disclosures for a change in an accounting principle. In August 2015, ASU

2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, was issued to address ASU 2015-03 as it relates to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff stated that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. We adopted this change retrospectively on January 1, 2016, which resulted in a $465 thousand reclassification from other assets to Term Financing and Convertible Notes on December 31, 2015.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting". ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. The update amends the guidance in Accounting Standards Codification 230,  Statement of Cash Flows , and clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows with the objective of reducing the existing diversity in practice related to eight specific cash flow issues. The amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-15 to have a material impact on its consolidated financial statements.

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

Pursuant to the Asset Purchase Agreement, and subject to the terms and conditions contained therein, the purchase price consists of a fixed component and a contingent component. The fixed component includes (i) the aggregate payment of $10 million in cash, payable in installments through January 2016 and (ii) 494,017 newly issued unregistered shares of the Company. The contingent component consists of a three year earn-out provision beginning on the effective date (January 2, 2015) of 100% of pre-tax net earnings of CCM for January and February of 2015, 65% of the pre-tax net earnings for the next 10 months of 2015, 55% of pre-tax 2016 net earnings and 45% of pre-tax 2017 net earnings. During the three and nine months ended September 30, 2016, consideration paid to CashCall, Inc. was $2.5 million pursuant to the fixed component of the Asset Purchase Agreement and $14.9 million and $28.0 million, respectively, pursuant to the earn-out provision.

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

	For the Three and Nine Months Ended
	September 30, 2015
Revenues	$47,652	$149,480
Other expense	(2,885)	(9,394)
Expenses	(28,864)	(106,707)
Pretax net earnings	$15,903	$33,379

Note 3.—Mortgage Loans Held-for-Sale

A summary of the unpaid principal balance (UPB) of mortgage loans held-for-sale by type is presented below:

	September 30,	December 31,
	2016	2015
Government (1)	$160,863	$104,576
Conventional (2)	616,071	170,519
Other (3)	42,158	24,239
Fair value adjustment (4)	30,429	10,857
Total mortgage loans held for sale	$849,521	$310,191

(1)	Includes all government-insured loans including Federal Housing Administration (FHA), Veterans Affairs (VA) and United States Department of Agriculture (USDA).
(2)	Includes loans eligible for sale to Federal National Mortgage Association (Fannie Mae or FNMA) and Federal Home Loan Mortgage Corporation (Freddie Mac or FHLMC).
(3)	Includes NonQM and Jumbo loans.
(4)	Changes in fair value are included in the statements of operations.

Gain on mortgage loans held-for-sale (LHFS), included in gain on sale of loans, net in the consolidated statement of operations, is comprised of the following for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Gain on sale of mortgage loans	$109,059	$59,753	$252,084	$179,894
Premium from servicing retained loan sales	40,890	23,384	91,809	76,119
Unrealized gains from derivative financial instruments	5,836	955	14,294	8,754
Realized losses from derivative financial instruments	(3,098)	(6,747)	(18,687)	(8,453)
Mark to market gain on LHFS	5,300	6,678	19,572	9,030
Direct origination expenses, net	(44,902)	(37,729)	(112,445)	(131,986)
Recovery (provision) for repurchases	73	980	(778)	(340)
Total gain on sale of loans, net	$113,158	$47,274	$245,849	$133,018

Note 4.—Mortgage Servicing Rights

The Company retains mortgage servicing rights (MSRs) from its sales of certain mortgage loans. MSRs are reported at fair value based on the income derived from the net projected cash flows associated with the servicing contracts. The Company receives servicing fees, less subservicing costs, on the UPB of the loans. The servicing fees are collected from the monthly payments made by the mortgagors or when the underlying real estate is foreclosed upon and liquidated. The Company may receive other remuneration from rights to various mortgagor-contracted fees, such as late charges, collateral reconveyance charges and nonsufficient fund fees, and the Company is generally entitled to retain the interest earned on funds held pending remittance (or float) related to its collection of mortgagor principal, interest, tax and insurance payments.

The following table summarizes the activity of MSRs for the nine months ended September 30, 2016 and year ended December 31, 2015:

	September 30,	December 31,
	2016	2015
Balance at beginning of period	$36,425	$24,418
Additions from servicing retained loan sales	91,809	98,103
Reductions from bulk sales	(8,773)	(75,157)
Changes in fair value (1)	(32,048)	(10,939)
Fair value of MSRs at end of period	$87,413	$36,425

(1)	Changes in fair value are included within loss on mortgage servicing rights in the consolidated statements of operations.

At September 30, 2016 and December 31, 2015, the outstanding principal balance of the mortgage servicing portfolio was comprised of the following:

	September 30,	December 31,
	2016	2015
Government insured (1)	$948,532	$675,744
Conventional (2)	8,311,402	2,799,758
NonQM	190,760	95,157
Total loans serviced	$9,450,694	$3,570,659

(1)	As of September 30, 2016, the Government insured servicing rights have been pledged as collateral as part of the Term Financing. (See Note 7. — Term Financing.)
(2)

As of September 30, 2016, the Conventional servicing rights have been pledged as collateral and subject to acknowledgement agreements with FNMA and FHLMC as part of the Term Financing. (See Note 7. — Term Financing.)

The table below illustrates hypothetical changes in fair values of MSRs, caused by assumed immediate changes to key assumptions that are used to determine fair value. See Note 10.—Fair Value of Financial Instruments  for a description of the key assumptions used to determine the fair value of MSRs.

September 30,
Mortgage Servicing Rights Sensitivity Analysis	2016
Fair value of MSRs	$87,413
Prepayment Speed:
Decrease in fair value from 10% adverse change	(3,785)
Decrease in fair value from 20% adverse change	(7,289)
Decrease in fair value from 30% adverse change	(10,536)
Discount Rate:
Decrease in fair value from 10% adverse change	(3,009)
Decrease in fair value from 20% adverse change	(5,820)
Decrease in fair value from 30% adverse change	(8,452)

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

Loss on mortgage servicing rights is comprised of the following for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Change in fair value of mortgage servicing rights	$(8,224)	$(4,347)	$(32,048)	$(7,983)
Loss on sale of mortgage servicing rights	(7,532)	(471)	(10,610)	(6,193)
Realized and unrealized (losses) gains from hedging instruments	(101)	—	1,409	—
Loss on mortgage servicing rights	$(15,857)	$(4,818)	$(41,249)	$(14,176)

In the third quarter of 2016, the Company recorded $8.2 million in change in fair value of mortgage servicing rights, including $9.4 million in MSR MTM losses due to prepayments offset by a MTM gain at September 30, 2016 of $1.2 million, as a result of a slight increase in rates during September.

During the third quarter of 2016, the Company entered into an agreement to modify previous MSR sales agreements for three loan pools with a certain investor whereby such investor would allow the Company to solicit borrowers in the previously sold loan pools.  Under the agreement, the Company agreed to extend the prepayment protection terms and to reimburse the investor up to 100% of the price paid by the investor for the mortgage servicing rights for any loans in the previously sold pools that paid off in full.  The agreement terminates on July 31, 2018, or upon the Company giving 90 days notice to seller.  In the third quarter of 2016, the loss on mortgage servicing rights of $7.5 million includes a $2.8 million charge for third quarter 2016 refinance activity and the remaining balance is primarily related to a reserve for potential future estimated premium recapture charges.

The following is a summary of certain components of servicing income, net as reported in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2016:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Contractual servicing fees	$4,755	$3,014	$10,981	$5,702
Late and ancillary fees	41	33	115	91

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

Goodwill, trademarks and other intangible assets are assessed annually for impairment or more frequently if events and circumstances indicate that the asset might be impaired. The carrying value of these intangible assets could be impaired if a significant adverse change in the use, life, or brand strategy of the asset is determined, or if a significant adverse change in the legal and regulatory environment, business or competitive climate occurs that would adversely impact the asset.

Goodwill and other intangible assets deemed to have indefinite lives generated from purchase business combinations are not subject to amortization but are instead assessed for impairment on an ongoing basis.  Impairment exists when the carrying value of goodwill exceeds its implied fair value.  An impairment loss, if any, is measured as the excess of carrying value of the goodwill over the implied fair value of the goodwill and would be recorded in other expense in the consolidated statements of operations.  Intangible assets with definite lives are amortized over their estimated lives using an amortization method that reflects the pattern in which the economic benefits of the asset are consumed.

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

As part of the acquisition of CCM, the purchase price of the intangible assets the Company acquired are listed below:

	Gross Carrying	Accumulated	Net Carrying Amount
	Amount	Amortization	at September 30, 2016	Remaining Life
Intangible assets:
Trademark	$17,251	$(1,754)	$15,497	13.3
Customer relationships	10,170	(2,260)	7,910	5.3
Non-compete agreement	5,701	(2,281)	3,420	2.3
Total intangible assets acquired	$33,122	$(6,295)	$26,827	9.5

As part of the acquisition of CCM, the purchase price of other assets the Company acquired are listed below:

	Gross Carrying	Accumulated	Net Carrying Amount
	Amount	Amortization	at September 30, 2016	Remaining Life
Other assets:
Developed software	$2,719	$(859)	$1,860	3.3

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

The following table presents certain information on warehouse borrowings and related accrued interest for the periods indicated:

	Maximum	Balance Outstanding At
	Borrowing	September 30,	December 31,
	Capacity	2016	2015
Short-term borrowings:
Repurchase agreement 1	$150,000	$149,498	$63,368
Repurchase agreement 2	50,000	49,806	46,673
Repurchase agreement 3 (1)	225,000	157,838	122,242
Repurchase agreement 4	200,000	192,072	83,162
Repurchase agreement 5 (2)	175,000	174,343	10,171
Repurchase agreement 6 (3)	200,000	156,554	—
Total warehouse borrowings	$1,000,000	$880,111	$325,616

(1)

As of September 30, 2016 and December 31, 2015, $78.7 million and $36.4 million, respectively, are attributable to financing facility advances made to the Company’s warehouse customers.  In October 2016, the maturity was extended to December 23, 2016.

(2)

In August 2016, the lender granted the Company an increase in the maximum borrowing capacity to $175.0 million with a temporary increase to $200.0 million until September 15, 2016.  In April 2016, the maturity date was extended to March 1, 2017.

(3)	In September 2016, the lender granted the Company an increase in the maximum borrowing capacity to $200.0 million until maturity date of June 30, 2017.

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

Interest on the Term Financing is payable monthly and accrues at a rate of LIBOR plus 8.5% per annum.  As of September 30, 2016, amounts under the Term Financing may be prepaid at any time without penalty or premium.  The Borrowers are subject to mandatory prepayment on the Term Financing based on a borrowing base formula that includes amounts under outstanding warehouse facilities, market value of mortgage servicing rights and residual securities and certain mortgage loans.

The balance under the Term Financing as of September 30, 2016 and December 31, 2015 was $29.9 million and $29.7 million, respectively, net of debt issuance costs of $129 thousand and $284 thousand, respectively.

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

Note 8.—Convertible Notes

In January 2016, pursuant to the terms of the $20.0 million Convertible Promissory Notes issued in April 2013 (the Notes), the Company elected to exercise its option to convert the Notes to common stock. The conversion resulted in the Company issuing an aggregate of 1,839,080 shares of common stock in February 2016, at a conversion price of $10.875 per share. As a result of the transaction, the Company converted $20.0 million of debt into equity and paid interest through April 2016. No gain or loss was recorded as a result of the transaction.

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

Noteholders may convert all or a portion of the outstanding principal amount of the 2015 Convertible Notes into shares of the Company’s common stock (Conversion Shares) at a rate of $21.50 per share, subject to adjustment for stock splits and dividends (the Conversion Price). The Company has the right to convert the entire outstanding principal of the 2015 Convertible Notes into Conversion Shares at the Conversion Price if the market price per share of the common stock, as measured by the average volume-weighted closing stock price per share of the common stock on the NYSE MKT (or any other U.S. national securities exchange then serving as the principal such exchange on which the shares of common stock are listed), reaches the level of $30.10 for any twenty (20) trading days in any period of thirty (30) consecutive trading days after the Closing Date. Upon conversion of the 2015 Convertible Notes by the Company, the entire amount of accrued and unpaid interest (and all other amounts owing) under the 2015 Convertible Notes are immediately due and payable. Furthermore, if the conversion of the 2015 Convertible Notes by the Company occurs prior to the third anniversary of the Closing Date, then the entire amount of interest under the 2015 Convertible Notes through the third anniversary is immediately due and payable. To the extent the Company pays any cash dividends on its shares of common stock prior to conversion of the 2015 Convertible Notes, upon conversion of the 2015 Convertible Notes, the Noteholders will also receive such dividends on an as-converted basis of the 2015 Convertible Notes less the amount of interest paid by the Company prior to such dividend.

Unless an event of default has occurred and is continuing, each purchaser of the Convertible Notes agrees, for the three years after the Closing Date, to vote all Conversion Shares for each of the Company’s nominees for election to the Company’s board of directors and not to nominate any other candidate for election to the board of directors at any time within such three year period.

Note 9.—Securitized Mortgage Trusts

Securtized Mortgage Trust Assets

Securitized mortgage trust assets, which are recorded at their estimated fair value (FMV), are comprised of the following at September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015
Securitized mortgage collateral	$4,155,457	$4,574,919
REO	14,062	19,589
Investment securities available-for-sale	—	26
Total securitized mortgage trust assets	$4,169,519	$4,594,534

Securitized Mortgage Trust Liabilities

Securitized mortgage trust liabilities, which are recorded at their estimated FMV, are comprised of the following at September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015
Securitized mortgage borrowings	$4,151,365	$4,578,657
Derivative liabilities	24	1,669
Total securitized mortgage trust liabilities	$4,151,389	$4,580,326

Changes in fair value of net trust assets, including trust REO losses are comprised of the following for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Change in fair value of net trust assets, excluding REO	$2,511	$(568)	$8,580	$1,821
Losses from REO	(1,440)	(2,436)	(5,971)	(4,899)
Change in fair value of net trust assets, including trust REO gains (losses)	$1,071	$(3,004)	$2,609	$(3,078)

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

FASB ASC 825 requires disclosure of the estimated fair value of certain financial instruments and the methods and significant assumption used to estimate such fair values. The following table presents the estimated fair value of financial instruments included in the consolidated financial statements as of the dates indicated:

	September 30, 2016				December 31, 2015
	Carrying	Estimated Fair Value			Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$58,902	$58,902	$—	$—	$32,409	$32,409	$—	$—
Restricted cash	9,928	9,928	—	—	3,474	3,474	—	—
Mortgage loans held-for-sale	849,521	—	849,521	—	310,191	—	310,191	—
Finance receivables	78,653	—	78,653	—	36,368	—	36,368	—
Mortgage servicing rights	87,413	—	—	87,413	36,425	—	—	36,425
Derivative assets, lending, net	27,734	—	414	27,320	9,273	—	89	9,184
Investment securities available-for-sale	—	—	—	—	26	—	—	26
Securitized mortgage collateral	4,155,457	—	—	4,155,457	4,574,919	—	—	4,574,919

Liabilities
Warehouse borrowings	$880,111	$—	$880,111	$—	$325,616	$—	$325,616	$—
Term financing	29,871	—	—	29,871	29,716	—	—	29,716
Convertible notes	24,962	—	—	24,962	44,819	—	—	44,819
Contingent consideration	59,896	—	—	59,896	48,079	—	—	48,079
Long-term debt	39,835	—	—	39,835	31,898	—	—	31,898
Securitized mortgage borrowings	4,151,365	—	—	4,151,365	4,578,657	—	—	4,578,657
Derivative liabilities, securitized trusts	24	—	—	24	1,669	—	—	1,669
Derivative liabilities, lending, net	4,089	—	4,089	—	404	—	404	—

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

As a result of the lack of observable market data resulting from inactive markets, the Company has classified its investment securities available-for-sale, mortgage servicing rights, securitized mortgage collateral and borrowings, derivative assets and liabilities (trust and IRLCs), and long-term debt as Level 3 fair value measurements. Level 3 assets and liabilities measured at fair value on a recurring basis were approximately 83% and 99% and 94% and 99%, respectively, of total assets and total liabilities measured at estimated fair value at September 30, 2016 and December 31, 2015.

Recurring Fair Value Measurements

The Company assesses the financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by ASC Topic 810. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the beginning of the reporting period. There were no material transfers between our Level 1 and Level 2 classified instruments during the three and nine months ended September 30, 2016.

The following tables present the Company’s assets and liabilities that are measured at estimated fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option at September 30, 2016 and December 31, 2015, based on the fair value hierarchy:

	Recurring Fair Value Measurements
	September 30, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investment securities available-for-sale	$—	$—	$—	$—	$—	$26
Mortgage loans held-for-sale	—	849,521	—	—	310,191	—
Derivative assets, lending, net (1)	—	414	27,320	—	89	9,184
Mortgage servicing rights	—	—	87,413	—	—	36,425
Securitized mortgage collateral	—	—	4,155,457	—	—	4,574,919
Total assets at fair value	$—	$849,935	$4,270,190	$—	$310,280	$4,620,554
Liabilities
Securitized mortgage borrowings	$—	$—	$4,151,365	$—	$—	$4,578,657
Derivative liabilities, securitized trusts (2)	—	—	24	—	—	1,669
Long-term debt	—	—	39,835	—	—	31,898
Contingent consideration	—	—	59,896	—	—	48,079
Derivative liabilities, lending, net (3)	—	4,089	—	—	404	—
Total liabilities at fair value	$—	$4,089	$4,251,120	$—	$404	$4,660,303

(1)

At September 30, 2016, derivative assets, lending, net included $27.3 million in IRLCs and $414 thousand in Hedging Intruments, respectively, and is included in other assets in the accompanying consolidated balance sheets. At December 31, 2015, derivative assets, lending, net included $9.2 million in IRLCs and $89 thousand in Hedging Instruments associated with the Company’s mortgage lending operations, and is included in other assets in the accompanying consolidated balance sheet.

(2)	At September 30, 2016 and December 31, 2015, derivative liabilities, securitized trusts, are included within trust liabilities in the accompanying consolidated balance sheets.
(3)	At September 30, 2016 and December 31, 2015, derivative liabilities, lending, net are included in other liabilities in the accompanying consolidated balance sheets.

The following tables present reconciliations for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2016 and 2015:

	Level 3 Recurring Fair Value Measurements
	For the Three Months Ended September 30, 2016
				Derivative
	Investment			liabilities,		Interest
	securities	Securitized	Securitized	net,	Mortgage	rate lock	Long-
	available-	mortgage	mortgage	securitized	servicing	commitments,	term	Contingent
	for-sale	collateral	borrowings	trusts	rights	net	debt	consideration
Fair value, June 30, 2016	$21	$4,290,994	$(4,288,585)	$(354)	$54,747	$19,303	$(30,990)	$(49,986)
Total gains (losses) included in earnings:
Interest income (1)	—	13,336	—	—	—	—	—	—
Interest expense (1)	—	—	(43,956)	—	—	—	(204)	—
Change in fair value	(21)	35,225	(32,644)	(49)	(8,224)	8,017	(8,641)	(24,806)
Total gains (losses) included in earnings	(21)	48,561	(76,600)	(49)	(8,224)	8,017	(8,845)	(24,806)
Transfers in and/or out of Level 3	—	—	—	—	—	—	—	—
Purchases, issuances and settlements:
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	40,890	—	—	—
Settlements	—	(184,098)	213,820	379	—	—	—	14,896
Fair value, September 30, 2016	$—	$4,155,457	$(4,151,365)	$(24)	$87,413	$27,320	$(39,835)	$(59,896)
Unrealized gains (losses) still held (2)	$—	$(967,291)	$3,129,974	$9	$87,413	$27,320	$30,928	$(59,896)

(1)

Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. Net interest income, including cash received and paid, was $2.6 million for the three months ended September 30, 2016. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations is primarily from contractual interest on the securitized mortgage collateral and borrowings.

(2)	Represents the amount of unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held and reflected in the fair values at September 30, 2016.

	Level 3 Recurring Fair Value Measurements
	For the Three Months Ended September 30, 2015
				Derivative
	Investment			liabilities,		Interest
	securities	Securitized	Securitized	net,	Mortgage	rate lock	Long-
	available-	mortgage	mortgage	securitized	servicing	commitments,	term	Contingent
	for-sale	collateral	borrowings	trusts	rights	net	debt	consideration	Warrant
Fair value, June 30, 2015	$81	$4,979,433	$(4,977,150)	$(3,509)	$44,244	$8,406	$(31,438)	$(91,407)	$165
Total gains (losses) included in earnings:
Interest income (1)	2	18,930	—	—	—	—	—	—	—
Interest expense (1)	—	—	(53,552)	—	—	—	(225)	—	—
Change in fair value	(7)	(13,485)	13,051	(127)	(4,347)	4,613	—	14,473	(165)
Total (losses) gains included in earnings	(5)	5,445	(40,501)	(127)	(4,347)	4,613	(225)	14,473	(165)
Transfers in and/or out of Level 3	—	—	—	—	—	—	—	—	—
Purchases, issuances and settlements:
Purchases	—	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	23,384	—	—	—	—
Settlements	(26)	(188,473)	221,251	1,012	—	—	—	8,142	—
Fair value, September 30, 2015	$50	$4,796,405	$(4,796,400)	$(2,624)	$63,281	$13,019	$(31,663)	$(68,792)	$—
Unrealized gains (losses) still held (2)	$50	$(1,143,833)	$3,287,018	$(2,390)	$63,281	$13,019	$39,100	$(68,792)	$—

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

The following tables present reconciliations for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2016 and 2015:

	Level 3 Recurring Fair Value Measurements
	For the Nine Months Ended September 30, 2016
				Derivative
	Investment			liabilities,		Interest
	securities	Securitized	Securitized	net,	Mortgage	rate lock	Long-
	available-	mortgage	mortgage	securitized	servicing	commitments,	term	Contingent
	for-sale	collateral	borrowings	trusts	rights	net	debt	consideration
Fair value, December 31, 2015	$26	$4,574,919	$(4,578,657)	$(1,669)	$36,425	$9,184	$(31,898)	$(48,079)
Total gains (losses) included in earnings:
Interest income (1)	2	46,540	—	—	—	—	—	—
Interest expense (1)	—	—	(141,927)	—	—	—	(651)	—
Change in fair value	19	27,780	(19,020)	(199)	(32,048)	18,136	(7,286)	(39,813)
Total gains (losses) included in earnings	21	74,320	(160,947)	(199)	(32,048)	18,136	(7,937)	(39,813)
Transfers in and/or out of Level 3	—	—	—	—	—	—	—	—
Purchases, issuances and settlements:
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	91,809	—	—	—
Settlements	(47)	(493,782)	588,239	1,844	(8,773)	—	—	27,996
Fair value, September 30, 2016	$—	$4,155,457	$(4,151,365)	$(24)	$87,413	$27,320	$(39,835)	$(59,896)

(1)

Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. Net interest income, including cash received and paid, was $7.3 million for nine months ended September 30, 2016. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations is primarily from contractual interest on the securitized mortgage collateral and borrowings.

	Level 3 Recurring Fair Value Measurements
	For the Nine Months Ended September 30, 2015
				Derivative
	Investment			liabilities,		Interest
	securities	Securitized	Securitized	net,	Mortgage	rate lock	Long-
	available-	mortgage	mortgage	securitized	servicing	commitments,	term	Contingent
	for-sale	collateral	borrowings	trusts	rights	net	debt	consideration	Warrant
Fair value, December 31, 2014	$92	$5,249,639	$(5,245,860)	$(5,447)	$24,418	$2,884	$(22,122)	$—	$84
Total gains (losses) included in earnings:
Interest income (1)	9	49,719	—	—	—	—	—	—	—
Interest expense (1)	—	—	(160,249)	—	—	—	(880)	—	—
Change in fair value	33	6,918	(4,647)	(483)	(7,984)	10,135	(8,661)	22,752	(84)
Total (losses) gains included in earnings	42	56,637	(164,896)	(483)	(7,984)	10,135	(9,541)	22,752	(84)
Transfers in and/or out of Level 3	—	—	—	—	—	—	—	—	—
Purchases, issuances and settlements:
Purchases	—	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	76,119	—	—	(124,592)	—
Settlements	(84)	(509,871)	614,356	3,306	(29,272)	—	—	33,048	—
Fair value, September 30, 2015	$50	$4,796,405	$(4,796,400)	$(2,624)	$63,281	$13,019	$(31,663)	$(68,792)	$—

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

The following table presents quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring and non-recurring basis at September 30, 2016:

	Estimated	Valuation	Unobservable	Range of	Weighted
Financial Instrument	Fair Value	Technique	Input	Inputs	Average
Assets and liabilities backed by real estate
Securitized mortgage collateral, and	$4,155,457		Prepayment rates	2.5 - 23.1%	6.7%
Securitized mortgage borrowings	(4,151,365)		Default rates	0.2 - 10.4%	2.4%
			Loss severities	0.8 - 82.2%	42.6%
Other assets and liabilities
Mortgage servicing rights	$87,413	DCF	Discount rate	9.0 - 14.0%	9.5%
			Prepayment rates	5.1 - 84.6%	12.5%
Derivative liabilities, net, securitized trusts	(24)	DCF	1M forward LIBOR	0.5 - 1.9%	N/A
Derivative assets - IRLCs, net	27,320	Market pricing	Pull-through rate	13.6 - 99.9%	85.5%
Long-term debt	(39,835)	DCF	Discount rate	11.0%	11.0%
Contingent consideration	(59,896)	DCF	Discount rate	16.6%	16.6%
			Margins	1.3 - 2.5%	2.1%
			Probability of outcomes (1)	25.0 - 50.0%	33.4%

DCF = Discounted Cash Flow

1M = 1 Month

(1)	Probability of outcomes is the probability of projected CCM earnings over the earn-out period based upon three scenarios (base, low and high).

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

The following tables present the changes in recurring fair value measurements included in net earnings (loss) for the three and nine months ended September 30, 2016 and 2015:

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Earnings
	For the Three Months Ended September 30, 2016
			Change in Fair Value of
	Interest	Interest	Net Trust		Long-term	Other Revenue	Gain on sale
	Income (1)	Expense (1)	Assets		Debt	and Expense	of loans, net	Total
Investment securities available-for-sale	$—	$—	$(21)		$—	$—	$—	$(21)
Securitized mortgage collateral	13,336	—	35,225		—	—	—	48,561
Securitized mortgage borrowings	—	(43,956)	(32,644)		—	—	—	(76,600)
Derivative liabilities, net, securitized trusts	—	—	(49)	(2)	—	—	—	(49)
Long-term debt	—	(204)	—		(8,641)	—	—	(8,845)
Mortgage servicing rights (3)	—	—	—		—	(8,224)	—	(8,224)
Contingent consideration	—	—	—		—	(24,806)	—	(24,806)
Mortgage loans held-for-sale	—	—	—		—	—	5,300	5,300
Derivative assets — IRLCs	—	—	—		—	—	8,017	8,017
Derivative liabilities — Hedging Instruments	—	—	—		—	—	(2,277)	(2,277)
Total	$13,336	$(44,160)	$2,511		$(8,641)	$(33,030)	$11,040	$(58,944)

(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
(2)

Included in this amount is $280 thousand in changes in the fair value of derivative instruments, offset by $329 thousand in cash payments from the securitization trusts for the three months ended September 30, 2016.

(3)	Included in loss on mortgage servicing rights in the consolidated statements of operations.

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Earnings
	For the Three Months Ended September 30, 2015
			Change in Fair Value of
	Interest	Interest	Net Trust		long-term	Other	Gain on sale
	Income (1)	Expense (1)	Assets		Debt	Revenue	of loans, net	Total
Investment securities available-for-sale	$2	$—	$(7)		$—	$—	$—	$(5)
Securitized mortgage collateral	18,930	—	(13,485)		—	—	—	5,445
Securitized mortgage borrowings	—	(53,552)	13,051		—	—	—	(40,501)
Derivative liabilities, net, securitized trusts	—	—	(127)	(2)	—	—	—	(127)
Long-term debt	—	(225)	—		—	—	—	(225)
Mortgage servicing rights (3)	—	—	—		—	(4,347)	—	(4,347)
Warrant	—	—	—		—	(165)	—	(165)
Contingent consideration	—	—	—		—	14,473	—	14,473
Mortgage loans held-for-sale	—	—	—		—	—	6,678	6,678
Derivative assets — IRLCs	—	—	—		—	—	4,613	4,613
Derivative liabilities — Hedging Instruments	—	—	—		—	—	(3,658)	(3,658)
Total	$18,932	$(53,777)	$(568)		$—	$9,961	$7,633	$(17,819)

(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
(2)

Included in this amount is $835 thousand in change in the fair value of derivative instruments, offset by $963 thousand in cash payments from the securitization trusts for the three months ended September 30, 2015.

(3)	Included in loss on mortgage servicing rights in the consolidated statements of operations.

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Earnings
	For the Nine Months Ended September 30, 2016
			Change in Fair Value of
	Interest	Interest	Net Trust		Long-term	Other Revenue	Gain on sale
	Income (1)	Expense (1)	Assets		Debt	and Expense	of loans, net	Total
Investment securities available-for-sale	$2	$—	$19		$—	$—	$—	$21
Securitized mortgage collateral	46,540	—	27,780		—	—	—	74,320
Securitized mortgage borrowings	—	(141,927)	(19,020)		—	—	—	(160,947)
Derivative liabilities, net, securitized trusts	—	—	(199)	(2)	—	—	—	(199)
Long-term debt	—	(651)	—		(7,286)	—	—	(7,937)
Mortgage servicing rights (3)	—	—	—		—	(32,048)	—	(32,048)
Contingent consideration	—	—	—		—	(39,813)	—	(39,813)
Mortgage loans held-for-sale	—	—	—		—	—	19,572	19,572
Derivative assets — IRLCs	—	—	—		—	—	18,136	18,136
Derivative liabilities — Hedging Instruments	—	—	—		—	—	(3,518)	(3,518)
Total	$46,542	$(142,578)	$8,580	(4)	$(7,286)	$(71,861)	$34,190	$(132,413)

(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
(2)

Included in this amount is $1.5 million in change in the fair value of derivative instruments, offset by $1.7 million in cash payments from the securitization trusts for the nine months ended September 30, 2016.

(3)	Included in loss on mortgage servicing rights in the consolidated statements of operations.
(4)

For the nine months ended September 30, 2016, change in the fair value of net trust assets, excluding REO was $8.6 million.  Excluded from the $10.3 million change in fair value of net trust assets, excluding REO, in the accompanying consolidated statement of cash flows is $1.7 million in cash payments from the securitization trusts related to the Company’s net derivative liabilities.

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Earnings
	For the Nine Months Ended September 30, 2015
			Change in Fair Value of
	Interest	Interest	Net Trust		long-term	Other	Gain on sale
	Income (1)	Expense (1)	Assets		Debt	Revenue	of loans, net	Total
Investment securities available-for-sale	$9	$—	$33		$—	$—	$—	$42
Securitized mortgage collateral	49,719	—	6,918		—	—	—	56,637
Securitized mortgage borrowings	—	(160,249)	(4,647)		—	—	—	(164,896)
Derivative liabilities, net, securitized trusts	—	—	(483)	(2)	—	—	—	(483)
Long-term debt	—	(880)	—		(8,661)	—	—	(9,541)
Mortgage servicing rights (3)	—	—	—		—	(7,984)	—	(7,984)
Warrant	—	—	—		—	(84)	—	(84)
Contingent consideration	—	—	—		—	22,752	—	22,752
Mortgage loans held-for-sale	—	—	—		—	—	9,030	9,030
Derivative assets — IRLCs	—	—	—		—	—	10,135	10,135
Derivative liabilities — Hedging Instruments	—	—	—		—	—	(1,381)	(1,381)
Total	$49,728	$(161,129)	$1,821	(4)	$(8,661)	$14,684	$17,784	$(85,773)

(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
(2)

Included in this amount is $2.7 million in change in the fair value of derivative instruments, offset by $3.2 million in cash payments from the securitization trusts for the nine months ended September 30, 2015.

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

Investment securities available-for-sale—Investment securities available-for-sale are carried at fair value. The investment securities consist primarily of non-investment grade mortgage-backed securities. The fair value of the investment securities is measured based upon the Company’s expectation of inputs that other market participants would use. Such assumptions include judgments about the underlying collateral, prepayment speeds, future credit losses, forward interest rates and certain other factors. Given the lack of observable market data as of September 30, 2016 and December 31, 2015 relating to these securities, the estimated fair value of the investment securities available-for-sale was measured using significant internal expectations of market participants’ assumptions. Investment securities available-for-sale is considered a Level 3 measurement at September 30, 2016.

Mortgage servicing rights—The Company elected to carry its mortgage servicing rights arising from its mortgage loan origination operation at estimated fair value. The fair value of mortgage servicing rights is based upon market prices for similar instruments and a discounted cash flow model. The valuation model incorporates assumptions that market participants would use in estimating the fair value of servicing. These assumptions include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, prepayment and late fees, among other considerations. Mortgage servicing rights are considered a Level 3 measurement at September 30, 2016.

Mortgage loans held-for-sale—The Company elected to carry its mortgage loans held-for-sale originated or acquired at estimated fair value. Fair value is based on quoted market prices, where available, prices for other traded mortgage loans with similar characteristics, and purchase commitments and bid information received from market participants. Given the meaningful level of secondary market activity for mortgage loans, active pricing is available for similar assets and accordingly, the Company classifies its mortgage loans held-for-sale as a Level 2 measurement at September 30, 2016.

Securitized mortgage collateral—The Company elected to carry its securitized mortgage collateral at fair value. These assets consist primarily of non-conforming mortgage loans securitized between 2002 and 2007. Fair value measurements are based on the Company’s internal models used to compute the net present value of future expected cash flows with observable market participant assumptions, where available. The Company’s assumptions include its expectations of inputs that other market participants would use in pricing these assets. These assumptions include judgments about the underlying collateral, prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of September 30, 2016, securitized mortgage collateral had UPB of $5.1 billion, compared to an estimated fair value on the Company’s balance sheet of $4.2 billion. The aggregate UPB exceeds the fair value by $0.9 billion at September 30, 2016. As of September 30, 2016, the UPB of loans 90 days or more past due was $0.7 billion compared to an estimated fair value of $0.3 billion. The aggregate UPB of loans 90 days or more past due exceed the fair value by $0.4 billion at September 30, 2016. Securitized mortgage collateral is considered a Level 3 measurement at September 30, 2016.

Securitized mortgage borrowings—The Company elected to carry its securitized mortgage borrowings at fair value. These borrowings consist of individual tranches of bonds issued by securitization trusts and are primarily backed by non-conforming mortgage loans. Fair value measurements include the Company’s judgments about the underlying collateral and assumptions such as prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of September 30, 2016, securitized mortgage borrowings had an outstanding principal balance of $5.1 billion, net of $2.2 billion in bond losses, compared to an estimated fair value of $4.2 billion. The aggregate outstanding principal balance exceeds the fair value by $0.9 billion at September 30, 2016. Securitized mortgage borrowings are considered a Level 3 measurement at September 30, 2016.

Contingent consideration—Contingent consideration is applicable to the acquisition of CCM and is estimated and recorded at fair value at the acquisition date as part of purchase price consideration.  Additionally, each reporting period, the Company estimates the change in fair value of the contingent consideration and any change in fair value is recognized in the Company’s consolidated statements of operations if it is determined to not be a measurement period adjustment.  The estimate of the fair value of contingent consideration requires significant judgment and assumptions to be made about future operating results, discount rates and probabilities of various projected operating result scenarios. During the three months ended September 30, 2016, the change in fair value of contingent consideration was related to an increase in projected volumes and earnings of CCM.  Future revisions to these assumptions could materially change the estimated fair value of contingent consideration and materially affect the Company’s financial results. Contingent consideration is considered a Level 3 measurement at September 30, 2016.

Long-term debt—The Company elected to carry all of its long-term debt (consisting of trust preferred securities and junior subordinated notes) at fair value. These securities are measured based upon an analysis prepared by management, which considered the Company’s own credit risk, including settlements with trust preferred debt holders and discounted cash flow analysis. As of September 30, 2016, long-term debt had UPB of $70.5 million compared to an estimated fair value of $39.8 million. The aggregate UPB exceeds the fair value by $31.7 million at September 30, 2016. The long-term debt is considered a Level 3 measurement at September 30, 2016.

Derivative assets and liabilities, Securitized trusts—For non-exchange traded contracts, fair value is based on the amounts that would be required to settle the positions with the related counterparties as of the valuation date. Valuations of derivative assets and liabilities are based on observable market inputs, if available. To the extent observable market inputs are not available, fair values measurements include the Company’s judgments about future cash flows, forward interest rates and certain other factors, including counterparty risk. Additionally, these values also take into account the Company’s own credit standing, to the extent applicable; thus, the valuation of the derivative instrument includes the estimated value of the net credit differential between the counterparties to the derivative contract. As of September 30, 2016, the notional balance of derivative assets and liabilities, securitized trusts was $5.1 million. These derivatives are included in the consolidated securitization trusts, which are nonrecourse to the Company, and thus the economic risk from these derivatives is limited to the Company’s residual interests in the securitization trusts. Derivative assets and liabilities, securitized trusts are considered a Level 3 measurement at September 30, 2016.

Derivative assets and liabilities, Lending—The Company’s derivative assets and liabilities are carried at fair value as required by GAAP and are accounted for as free standing derivatives. The derivatives include IRLCs with prospective residential mortgage borrowers whereby the interest rate on the loan is determined prior to funding and the borrowers have locked in that interest rate. These commitments are determined to be derivative instruments in accordance with GAAP. The derivatives also include hedging instruments (typically TBA MBS) used to hedge the fair value changes associated with changes in interest rates relating to its mortgage lending originations as well as mortgage servicing rights. The Company hedges the period from the interest rate lock (assuming a fall-out factor) to the date of the loan sale. The estimated fair value of IRLCs are based on underlying loan types with similar characteristics using the TBA MBS market, which is actively quoted and easily validated through external sources. The data inputs used in this valuation include, but are not limited to, loan type, underlying loan amount, note rate, loan program, and expected sale date of the loan, adjusted for current market conditions. These valuations are adjusted at the loan level to consider the servicing release premium and loan pricing adjustments specific to each loan. For all IRLCs, the base value is then adjusted for the anticipated Pull-through Rate. The anticipated Pull-through Rate is an unobservable input based on historical experience, which results in classification of IRLCs as a Level 3 measurement at September 30, 2016.

The fair value of the Hedging Instruments is based on the actively quoted TBA MBS market using observable inputs related to characteristics of the underlying MBS stratified by product, coupon and settlement date. Therefore, the Hedging Instruments are classified as a Level 2 measurement at September 30, 2016.

The following table includes information for the derivative assets and liabilities, lending for the periods presented:

			Total Gains (Losses) (1)		Total Gains (Losses) (1)
	Notional Amount		For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,		September 30,
	2016	2015	2016	2015	2016	2015
Derivative – IRLC's	$1,207,565	$664,890	$8,017	$4,613	$18,136	$10,135
Derivative – TBA MBS	882,760	550,210	(5,279)	(10,405)	(22,529)	(9,834)

(1)	Amounts included in gain on sale of loans, net within the accompanying consolidated statements of operations.

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

The following tables present financial and non-financial assets and liabilities measured using nonrecurring fair value measurements at September 30, 2016 and 2015, respectively:

	Nonrecurring Fair Value Measurements			Total Gains (Losses) (1)	Total Gains (Losses) (1)
	September 30, 2016			For the Three Months Ended	For the Nine Months Ended
	Level 1	Level 2	Level 3	September 30, 2016	September 30, 2016
REO (2)	$—	$1,664	$—	$(1,440)	$(5,971)
Deferred charge (3)	—	—	9,148	(200)	(815)

(1)	Total losses reflect losses from all nonrecurring measurements during the period.
(2)

Balance represents REO at September 30, 2016 which has been impaired subsequent to foreclosure. For the three and nine months ended September 30, 2016,  the $1.4 million and $6.0 million loss, respectively, represents additional impairment write-downs attributable to higher expected loss severities on properties held during the period which resulted in a decrease to the net realizable value (NRV).

(3)

For the three and nine months ended September 30, 2016, the Company recorded $200 thousand and $815 thousand in income tax expense resulting from impairment write-downs of deferred charge based on changes in estimated cash flows and lives of the related mortgages retained in the securitized mortgage collateral.

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

(2)

Balance represents REO at September 30, 2015 which has been impaired subsequent to foreclosure. For the three and nine months ended September 30, 2015, the $2.4 million and $4.9 million loss, respectively, represents additional impairment write-downs attributable to higher expected loss severities on properties held during the period which resulted in a decrease to the NRV.

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

Real estate owned—REO consists of residential real estate acquired in satisfaction of loans. Upon foreclosure, REO is adjusted to the estimated fair value of the residential real estate less estimated selling and holding costs, offset by expected contractual mortgage insurance proceeds to be received, if any. Subsequently, REO is recorded at the lower of carrying value or estimated fair value less costs to sell. REO balance representing REOs which have been impaired subsequent to foreclosure are subject to nonrecurring fair value measurement and included in the nonrecurring fair value measurements tables. Fair values of REO are generally based on observable market inputs, and considered Level 2 measurements at September 30, 2016.

Lease liability— In January 2016, an amendment to the Company’s lease became effective modifying certain terms as well as extending the lease to 2024. The modification of the lease effectively eliminated the shortfall the Company had been recording as lease impairment attributable to the office space the Company was subletting associated with the previously discontinued operations.  This liability was considered a Level 3 measurement at September 30, 2015.

Deferred charge— Deferred charge represents the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH in prior years. The Company evaluates the deferred charge for impairment quarterly using internal estimates of estimated cash flows and lives of the related mortgages retained in the securitized mortgage collateral. If the deferred charge is determined to be impaired, it is recognized as a component of income tax expense. For the the three and nine months ended September 30, 2016, the Company recorded $200 thousand and $815 thousand, respectively, in income tax expense resulting from deferred charge impairment write-downs based on changes in estimated fair value of securitized mortgage collateral. Deferred charge is considered a Level 3 measurement at September 30, 2016.

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

The Company recorded income tax benefit of $130 thousand and  an expense of $728 thousand for the the three and nine months ended September 30, 2016 primarily the result of a return to provision adjustment for the 2015 tax return booked in the third quarter, amortization of the deferred charge, federal alternative minimum tax (AMT), and state income taxes from states where the Company does not have net operating loss carryforwards or state minimum taxes, including AMT. For the the three and nine months ended September 30, 2015, the Company recorded income tax expense (benefit) of $781 thousand and ($22.9) million, respectively. For the three months ended September 30, 2015, the Company recorded amortization of the deferred charge and an increase in current income tax provision based upon an estimated increase in federal AMT and state income taxes.  For the nine months ended September 30, 2015, the Company recorded a benefit of $24.4 million primarily the result of a reversal of valuation allowance partially offset by

AMT, amortization of the deferred charge and state income taxes from states where the Company does not have net operating loss carryforwards or state minimum taxes, including AMT. The deferred charge represents the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH prior to 2008. The deferred charge is amortized and/or impaired, which does not result in any tax liability to be paid. The deferred charge is included in other assets in the accompanying consolidated balance sheets and is amortized as a component of income tax expense in the accompanying consolidated statements of operations.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator for basic earnings per share:
Net earnings	$16,498	$19,309	$29,729	$70,090

Numerator for diluted earnings per share:
Net earnings	$16,498	$19,309	$29,729	$70,090
Interest expense attributable to convertible notes	457	844	1,997	1,875
Net earnings plus interest expense attributable to convertible notes	$16,955	$20,153	$31,726	$71,965

Denominator for basic earnings per share (1):
Basic weighted average common shares outstanding during the period	12,920	10,242	12,241	10,019

Denominator for diluted earnings per share (1):
Basic weighted average common shares outstanding during the period	12,920	10,242	12,241	10,019
Net effect of dilutive convertible notes	1,163	3,002	1,426	2,461
Net effect of dilutive stock options and DSU’s	320	354	306	357
Diluted weighted average common shares	14,403	13,598	13,973	12,837
Net earnings per common share:
Basic	$1.28	$1.89	$2.43	$7.00
Diluted	$1.18	$1.48	$2.27	$5.61

(1)	Number of shares presented in thousands.

For the three and nine months ended September 30, 2016 there were 842 thousand anti-dilutive stock options outstanding. There were 367 thousand anti-dilutive stock options outstanding for the three and nine months ended September 30, 2015.

Note 13.—Segment Reporting

The Company has three primary reporting segments which include mortgage lending, real estate services and long-term mortgage portfolio. Unallocated corporate and other administrative costs, including the costs associated with being a public company, are presented in Corporate and other.

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
Three Months Ended September 30, 2016:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$113,158	$—	$—	$—	$113,158
Real estate services fees, net	—	2,678	—	—	2,678
Servicing income, net	3,789	—	—	—	3,789
Loss on mortgage servicing rights	(15,857)	—	—	—	(15,857)
Other revenue	18	—	71	136	225
Accretion of contingent consideration	(1,591)	—	—	—	(1,591)
Change in fair value of contingent consideration	(23,215)	—	—	—	(23,215)
Other expense	(53,884)	(2,005)	(102)	(562)	(56,553)
Other income (expense)	1,092	—	(6,075)	(1,283)	(6,266)
Net earnings (loss) before income taxes	$23,510	$673	$(6,106)	$(1,709)	16,368
Income tax (benefit)					(130)
Net earnings					$16,498

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
Three Months Ended September 30, 2015:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$47,274	$—	$—	$—	$47,274
Real estate services fees, net	—	2,775	—	—	2,775
Servicing income, net	2,432	—	—	—	2,432
Loss on mortgage servicing rights	(4,818)	—	—	—	(4,818)
Other revenue	(145)	—	79	55	(11)
Accretion of contingent consideration	(2,424)	—	—	—	(2,424)
Change in fair value of contingent consideration	16,897	—	—	—	16,897
Other expense	(35,827)	(1,447)	(263)	(1,613)	(39,150)
Other income (expense)	658	—	(1,936)	(1,607)	(2,885)
Net earnings (loss) before income taxes	$24,047	$1,328	$(2,120)	$(3,165)	$20,090
Income tax expense					781
Net earnings					$19,309

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
Nine Months Ended September 30, 2016:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$245,849	$—	$—	$—	$245,849
Real estate services fees, net	—	6,773	—	—	6,773
Servicing income, net	8,680	—	—	—	8,680
Loss on mortgage servicing rights	(41,249)	—	—	—	(41,249)
Other revenue	70	—	183	200	453
Accretion of contingent consideration	(5,244)	—	—	—	(5,244)
Change in fair value of contingent consideration	(34,569)	—	—	—	(34,569)
Other expense	(138,269)	(5,228)	(347)	(3,751)	(147,595)
Other income (expense)	2,148	—	(418)	(4,371)	(2,641)
Net earnings (loss) before income taxes	$37,416	$1,545	$(582)	$(7,922)	30,457
Income tax expense					728
Net earnings					$29,729

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
Nine Months Ended September 30, 2015:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$133,018	$—	$—	$—	$133,018
Real estate services fees, net	—	7,872	—	—	7,872
Servicing income, net	4,083	—	—	—	4,083
Loss on mortgage servicing rights	(14,176)	—	—	—	(14,176)
Other revenue	(25)	—	203	105	283
Accretion of contingent consideration	(5,471)	—	—	—	(5,471)
Change in fair value of contingent consideration	28,223	—	—	—	28,223
Other expense	(86,099)	(4,422)	(611)	(5,858)	(96,990)
Other income (expense)	1,673	—	(8,281)	(2,996)	(9,604)
Net earnings (loss) before income taxes	$61,226	$3,450	$(8,689)	$(8,749)	$47,238
Income tax benefit					(22,852)
Net earnings					$70,090

			Long-term
	Mortgage	Real Estate	Mortgage	Corporate
Balance Sheet Items as of:	Lending	Services	Portfolio	and other	Consolidated
Total Assets at September 30, 2016 (1)	$1,215,652	$4,915	$4,178,938	$60,328	$5,459,833
Total Assets at December 31, 2015(1)	$573,648	$3,933	$4,604,701	$28,570	$5,210,852

(1)	All segment asset balances exclude intercompany balances.

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

The following table summarizes the repurchase reserve activity related to previously sold loans for the nine months ended September 30, 2016 and year ended December 31, 2015:

	September 30,	December 31,
	2016	2015
Beginning balance	$5,236	$5,714
Provision for repurchases	778	1,012
Settlements	120	(1,490)
Total repurchase reserve	$6,134	$5,236

Short-Term Loan Commitments

The Company uses a portion of its warehouse borrowing capacity to provide secured short-term revolving financing to small and medium-size mortgage originators to finance mortgage loans from the closing of the mortgage loans until sold to investors (Finance Receivables). As of September 30, 2016, the warehouse lending operations had warehouse lines to non-affiliated customers totaling $156.5 million, of which there was an outstanding balance of $78.7 million in finance receivables compared to $36.4 million as of December 31, 2015. The finance receivables are generally secured by residential mortgage loans as well as personal guarantees.

Note 15.—Equity and Share Based Payments

Equity

As further described in Note 8. – Convertible Notes, in January 2016, the Company elected to exercise its option to convert the Notes to common stock. The conversion resulted in the Company issuing an aggregate of 1,839,080 shares of common stock at a conversion price of $10.875 per share.

The Company initiated an equity offering program (EOP) on December 3, 2015 by filing a prospectus supplement with the Securities and Exchange Comission (SEC) under its shelf registration. The EOP allows the Company to offer and sell, from time to time, up to $25.0 million of its common stock in negotiated transactions or transactions that are deemed to be "at the market offerings", as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the NYSE MKT or sales made to or through a market maker other than on an exchange.

During the nine months ended September 30, 2016, the Company sold 361,429 shares of its common stock through the EOP at an average price of $14.05 per share, for which it received proceeds of $5.0 million, net of $102 thousand in sales commission.

On September 15, 2016,  the Company entered into an underwriting agreement (Underwriting Agreement) with JMP Securities LLC (Underwriter) pursuant to which the Company sold 3,000,000 shares of common stock at a public offering price of $13.00 per share.  In addition, under the terms of the Underwriting Agreement, the Underwriter exercised its right to purchase an additional 450,000 shares of common stock.  The shares were sold pursuant to a prospectus, dated May 28, 2015, and a prospectus supplement, dated September 15, 2016, in connection with a takedown from the Company’s shelf registration statement on Form S-3 (File No. 333-204513) (Registration Statement), declared effective by the U.S. SEC on June 16, 2015.

The net proceeds to the Company from the offering were approximately $42.6 million after deducting underwriting discounts and commissions and estimated aggregate offering expenses of $200 thousand.  The Company intends to use the net proceeds from the offering for general corporate purpose, including working capital and development costs, such as retention of servicing on new originations and to grow market share and geographic scope within the CashCall Mortgage retail channel, as well as continued growth in the correspondent and wholesale lending channels.

Share Based Payments

There were 342,000 stock options granted during the three and nine months ended September 30, 2016.

The following table summarizes activity, pricing and other information for the Company’s stock options for the nine months ended September 30, 2016:

		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at beginning of period	1,115,280	$11.85
Options granted	342,000	17.40
Options exercised	(38,620)	5.45
Options forfeited/cancelled	(20,583)	15.67
Options outstanding at end of period	1,398,077	13.33
Options exercisable at end of period	710,239	$10.20

As of September 30, 2016, there was approximately $4.1 million of total unrecognized compensation cost related to stock option compensation arrangements granted under the plan, net of estimated forfeitures. That cost is expected to be recognized over the remaining weighted average period of 2.2 years.

There were 342,000 and 405,800 options granted during the nine months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016 and 2015, the aggregate grant-date fair value of stock options granted was $2.7 million and approximately $3.8 million, respectively.

The following table summarizes activity, pricing and other information for the Company’s DSU’s, also referred to as deferred stock units as the issuance of the stock is deferred until termination of service, for the nine months ended    September 30, 2016:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
DSU’s outstanding at beginning of period	80,750	$9.36
DSU’s granted	5,000	17.40
DSU’s exercised	—	—
DSU’s forfeited/cancelled	—	—
DSU’s outstanding at end of period	85,750	$9.83

As of September 30, 2016, there was approximately $81 thousand of total unrecognized compensation cost related to the DSU compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of 2.8 years.

Note 16.—Subsequent Events

In October 2016, the Company, through IRES and its subsidiaries, entered into a Mortgage Loan Participation Sale Agreement with a lender providing a $100 million facility.  This facility provides liquidity for recently sold mortgage-backed securities up to the mortgage-backed securities settlement date.  The interest rate relating to this agreement is LIBOR plus 1.5% subject to a floor of 1.5% and expires in October 2017. Under the terms of this facility, IRES and its subsidiaries are required to maintain various financial and other covenants.

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

Forward-Looking Statements

This report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, some of which are based on various assumptions and events that are beyond our control, may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “likely,” “should,” “could,” “seem to,” “anticipate,” “plan,” “intend,” “project,” “assume,” or similar terms or variations on those terms or the negative of those terms. The forward-looking statements are based on current management expectations. Actual results may differ materially as a result of several factors, including, but not limited to the following: failure to achieve the benefits expected from the acquisition of the CashCall Mortgage operations, including an increase in origination volume generally, increase in each of our origination channels and ability to successfully use the marketing platform to expand volumes of our other loan products; successful development, marketing, sale and financing of new mortgage products, including expansion of non-Qualified Mortgage originations and government loan programs; ability to successfully diversify our loan products; ability to increase our market share and geographic footprint in the various residential mortgage businesses; ability to manage and opportunistically sell more MSRs; volatility in the mortgage industry; unexpected interest rate fluctuations and margin compression; our ability to manage personnel expenses in relation to mortgage production levels; our ability to successfully use warehousing capacity; increased competition in the mortgage lending industry by larger or more efficient companies; issues and system risks related to our technology; ability to successfully create cost and product efficiencies through new technology; more than expected increases in default rates or loss severities and mortgage related losses; ability to obtain additional financing, through lending and repurchase facilities, debt or equity funding, strategic relationships or otherwise; the terms of any financing, whether debt or equity, that we do obtain and our expected use of proceeds from any financing; increase in loan repurchase requests and ability to adequately settle repurchase obligations; failure to create brand awareness; the outcome, including any settlements, of litigation or regulatory actions pending against us or other legal contingencies; and our compliance with applicable local, state and federal laws and regulations and other general market and economic conditions.

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

Selected Financial Results

	For the Three Months Ended			For the Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2016	2016	2015	2016	2015
Revenues:
Gain on sale of loans, net	$113,158	$78,822	$47,274	$245,849	$133,018
Real estate services fees, net	2,678	1,995	2,775	6,773	7,872
Servicing income, net	3,789	2,803	2,432	8,680	4,083
Loss on mortgage servicing rights	(15,857)	(14,482)	(4,818)	(41,249)	(14,176)
Other	225	75	(11)	453	283
Total revenues	103,993	69,213	47,652	220,506	131,080
Expenses:
Personnel expense	38,467	30,592	21,315	93,025	56,883
Business promotion	10,350	11,286	10,735	30,828	19,628
General, administrative and other	7,736	8,842	7,100	23,742	20,479
Accretion of contingent consideration	1,591	1,759	2,424	5,244	5,471
Change in fair value of contingent consideration	23,215	8,412	(16,897)	34,569	(28,223)
Total expenses	81,359	60,891	24,677	187,408	74,238
Operating income:	22,634	8,322	22,975	33,098	56,842
Other income (expense):
Net interest income	1,304	833	119	2,036	2,135
Change in fair value of long-term debt	(8,641)	1,354	—	(7,286)	(8,661)
Change in fair value of net trust assets	1,071	2,165	(3,004)	2,609	(3,078)
Total other (expense) income	(6,266)	4,352	(2,885)	(2,641)	(9,604)
Net earnings before income taxes	16,368	12,674	20,090	30,457	47,238
Income tax (benefit) expense	(130)	423	781	728	(22,852)
Net earnings	$16,498	$12,251	$19,309	$29,729	$70,090

Diluted weighted average common shares	14,403	13,863	13,598	13,973	12,837
Diluted earnings per share	$1.18	$0.92	$1.48	$2.27	$5.61

Status of Operations

Summary Highlights

•	We successfully raised capital issuing 3.4 million shares of common stock at a public offering price of $13.00 per share generating net proceeds of $42.6 million.
•	Mortgage lending volumes increased in the third quarter of 2016 to $4.2 billion from $3.2 billion in the second quarter of 2016 and $2.3 billion in the third quarter of 2015.
•	Mortgage servicing portfolio increased to $9.5 billion at September 30, 2016 from $6.6 billion at June 30, 2016 and $3.6 billion at December 31, 2015.
•	Mortgage servicing rights increased to $87.4 million at September 30, 2016 from $54.7 million at June 30, 2016 and $36.4 million at December 31, 2015.

For the third quarter of 2016, the Company reported net earnings of $16.5 million or $1.18 per diluted common share, as compared to net earnings of $19.3 million or $1.48 per diluted common share for the third quarter of 2015, and $12.3 million or $0.92 per diluted common share for the second quarter of 2016.  For the third quarter of 2016, operating income, excluding the changes in contingent consideration, as shown below, increased to $47.4 million as compared to $8.5 million in the third quarter of 2015, and $18.5 million in the second quarter of 2016.

  Net earnings include fair value adjustments for changes in the contingent consideration, long-term debt and net trust assets.  The contingent consideration is related to the CashCall Mortgage (CCM) acquisition, while the other fair value adjustments are related to our legacy portfolio.  These fair value adjustments are non-cash items and are not related to current operating results.  Although we are required by GAAP to record a change in fair value and accretion of the contingent consideration, management believes operating income excluding contingent consideration changes is more useful to discuss our ongoing and future operations.

We calculate operating income excluding changes in contingent consideration and operating income excluding changes in contingent consideration per share as performance measures, which are considered non-GAAP financial measures, to further aid our investors in understanding and analyzing our core operating results and comparing them among periods.  Operating income excluding changes in contingent consideration and operating income excluding changes in contingent consideration per share exclude certain items that we do not consider part of our core operating results. These non-GAAP financial measures are not intended to be considered in isolation or as a substitute for net earnings before income taxes, net earnings or diluted EPS prepared in accordance with GAAP.    The table below shows operating income excluding these items:

	For the Three Months Ended			For the Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2016	2016	2015	2016	2015
Net earnings:	$16,498	$12,251	$19,309	$29,729	$70,090
Total other (expense) income	6,266	(4,352)	2,885	2,641	9,604
Income tax (benefit) expense	(130)	423	781	728	(22,852)
Operating income:	$22,634	$8,322	$22,975	$33,098	$56,842
Accretion of contingent consideration	1,591	1,759	2,424	5,244	5,471
Change in fair value of contingent consideration	23,215	8,412	(16,897)	34,569	(28,223)
Operating income excluding changes in contingent consideration	$47,440	$18,493	$8,502	$72,911	$34,090

Diluted weighted average common shares	14,403	13,863	13,598	13,973	12,837
Diluted operating income excluding changes in contingent consideration per share	$3.29	$1.33	$0.63	$5.22	$2.66

Diluted earnings per share	$1.18	$0.92	$1.48	$2.27	$5.61
Adjustments:
Total other (expense) income (1)	0.40	(0.36)	0.15	0.05	0.60
Income tax (benefit) expense	(0.01)	0.03	0.06	0.05	(1.78)
Accretion of contingent consideration	0.11	0.13	0.18	0.38	0.43
Change in fair value of contingent consideration	1.61	0.61	(1.24)	2.47	(2.20)
Diluted operating income excluding changes in contingent consideration per share	$3.29	$1.33	$0.63	$5.22	$2.66

Operating income, excluding the changes in contingent consideration, increased to $47.4 million or $3.29 per diluted common share for the third quarter of 2016 as compared to $8.5 million or $0.63 per diluted common share in the third quarter of 2015, and $18.5 million or $1.33 per diluted common share in the second quarter of 2016.  The $28.9 million increase in operating income in the third quarter of 2016, as compared to the second quarter of 2016, was primarily due to a $34.3 million increase in gain on sale of loans from a 30% increase in volume (as discussed below) combined with a 25 basis point “bps” increase in gain on sale margins to 268 bps in the quarter.   This increase in gain on sale of loans was offset primarily by an increase in loss on mortgage servicing rights (MSR) of $15.9 million, in the third quarter, as discussed below.

The contingent consideration liability represents the estimated fair value of the expected future earn-out payments to be paid to the seller of the CCM operations which were acquired in the first quarter of 2015.  In the third quarter of 2016, we updated assumptions based on current market conditions resulting in an increase in projected volumes of CCM and in turn a higher estimated value of the contingent consideration to the seller of CCM. As a result, we recorded a change in the fair value of the contingent consideration in the third quarter increasing the contingent consideration liability by $23.2 million over the remaining earn-out period of five quarters.  Even though this projected increase in mortgage volume for CCM is a favorable development, as required by GAAP, it resulted in a corresponding charge to earnings of $23.2 million in the third quarter of 2016.

Originations

	For the Three Months Ended
	September 30,	June 30,	%	September 30,	%
(in millions)	2016	2016	Change	2015	Change
Originations	$4,217.0	$3,247.4	30%	$2,303.2	83%

Mortgage lending volumes increased in the third quarter of 2016 to $4.2 billion from $3.2 billion in the second quarter of 2016 and from $2.3 billion in the third quarter of 2015.  Of the $4.2 billion in total originations, approximately $3.3 billion, or 78%, was originated through the CCM retail channel.

	For the Three Months Ended
	September 30,	June 30,	%	September 30,	%
(in millions)	2016	2016	Change	2015	Change
Retail	$3,273.7	$2,493.0	31%	$1,285.7	155%
Correspondent	583.2	419.9	39%	608.5	(4)%
Wholesale	360.1	334.5	8%	409.0	(12)%
Total originations	$4,217.0	$3,247.4	30%	$2,303.2	83%

As a result of the attractive low mortgage interest rates, CCM has continued to be successful focusing on refinance volume.  To the extent interest rates stay low, CCM originations will continue to be predominantly refinance concentrated.  In the future, if interest rates rise, there may be an eventual decline in refinance volumes. However, we believe that our efforts to expand the national lending footprint, combined with greater emphasis on products offered through our other channels including government insured and NonQM products, may unlock opportunities to greatly diversify CCM’s retail loan production and increase our mortgage lending division’s total production.

Our loan products primarily include conventional loans eligible for sale to Fannie Mae and Freddie Mac, loans eligible for government insurance (government loans) by the Federal Housing Administration (FHA), Veterans Affairs (VA), United States Department of Agriculture (USDA) and also NonQM mortgages.

Originations by Loan Type:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in millions)	2016	2015	% Change	2016	2015	% Change
Conventional	$3,707.1	$1,713.4	116%	$8,322.9	$5,772.9	44%
Government (1)	439.2	527.5	(17)%	1,281.7	1,421.7	(10)%
Other (2)	70.7	62.3	13%	209.0	125.7	66%
Total originations	4,217.0	2,303.2	83%	9,813.6	7,320.3	34%

(1)	Includes all government-insured loans including FHA, VA and USDA.

(2)	Includes $68.9 million and $203.3 million of NonQM mortgages originated during the the three and nine months ended September 30, 2016, respectively.

We believe there is an underserved mortgage market for borrowers with good credit who may not meet the qualified mortgage (QM) guidelines set out by the Dodd-Frank Wall Street Reform and Consumer Protection Act. During 2014, we rolled out and began originating NonQM loans which increased in volume to $132.4 million during 2015. During the first nine months of 2016, NonQM originations were $203.3 million. Applications for NonQM loans has slowed during the quarter as a result of the current low mortgage interest rate environment.  A decline in mortgage interest rates generally increases the volume of conventional refinance products over NonQM loans.

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

In 2014, we established a relationship with an institution that provided us with the initial exit strategy for NonQM loans.  Under this arrangement, to date this investor has acquired $229.2 million in NonQM loans.  As of the third quarter of 2016, the investor is no longer purchasing NonQM loans, but we continue to have a relationship with them by which they are providing the Company with debt financing.  This institution has continued to purchase a small amount of NonQM loans on a flow basis through September 2016, but we expect the sales of NonQM loans to this institution to end in the near future.  However, in recent months, we have established new relationships with other investors interested in purchasing NonQM loan products including recent sales in second and third quarters of 2016.  We will continue to seek out new investor relationships for these products which we believe will give us more flexibility in originating these loans.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(in millions)	2016	%	2015	%	2016	%	2015	%
Refinance	$3,756.8	89%	$1,732.9	75%	$8,554.0	87%	$6,000.9	82%
Purchase	460.2	11%	570.3	25%	1,259.6	13%	1,319.4	18%
Total originations	$4,217.0	100%	$2,303.2	100%	$9,813.6	100%	$7,320.3	100%

During the third quarter of 2016, refinance volume increased approximately $937.4 million or 33% as compared to the second quarter of 2016 and increased $2.0 billion or 117% compared to the third quarter of 2015.  This was primarily the result of the recent decline in mortgage interest rates which began during the first quarter of 2016.

To mitigate against reduced refinance volumes with the eventual expected increase in mortgage rates, we are focusing on opportunities that are intended to create diversity in our revenue streams. Our efforts to expand our NonQM volumes as well as increase our geographic footprint of our originations are part of this strategy.

Mortgage servicing portfolio

	September 30,	June 30,	%	December 31,	%	September 30,	%
(in millions)	2016	2016	Change	2015	Change	2015	Change
Mortgage servicing portfolio	$9,450.7	$6,641.5	42%	$3,570.7	165%	$6,088.0	55%

The mortgage servicing portfolio increased to $9.5 billion at September 30, 2016 as compared to $6.6 billion at June 30, 2016 and $3.6 billion at December 31, 2015. The increase was due to servicing retained loan sales of $9.1 billion in unpaid principal balance (UPB) nine months ended September 30, 2016, partially offset by MSR sales of approximately $815.0 million in UPB.  With the decrease in mortgage interest rates and resulting decline in MSR values, instead of selling MSRs at depressed pricing levels, we changed our strategy to retain our servicing and recapture portfolio runoff.  During the third quarter of 2016, prepayments increased to $1.1 billion in UPB as compared to $881.4 million in UPB in the second quarter.  However, during the third quarter, we successfully recaptured and refinanced 85% of these prepayments, an improvement over a 83% retention rate for the second quarter of 2016.

The loss on mortgage servicing rights was primarily due to charges associated with the retention of servicing, as shown below:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Change in fair value of mortgage servicing rights	$(8,224)	$(4,347)	$(32,048)	$(7,983)
Loss on sale of mortgage servicing rights	(7,532)	(471)	(10,610)	(6,193)
Realized and unrealized (losses) gains from hedging instruments	(101)	—	1,409	—
Loss on mortgage servicing rights	$(15,857)	$(4,818)	$(41,249)	$(14,176)

In the third quarter of 2016, we recorded $8.2 million in change in fair value of mortgage servicing rights including $9.4 million in MSR MTM losses due to these prepayments offset by a MTM gain at September 30, 2016 of $1.2 million.  Upon refinancing a borrower in our portfolio, the associated MSR of the initial loan is written off in the form of a mark-to-market (MTM) loss from the prepayment of the loan.  However, we also record the origination income from the refinanced loan and the gain on sale including the capitalized servicing value of the new MSR.

During the third quarter, we were successful in negotiating an amendment to a previous MSR sale, extending the early prepayment protection, in return allowing the Company to solicit our borrower for refinance.  Under the agreement, the Company agreed to extend the prepayment protection terms and to reimburse the investor up to 100% of the price paid by the investor for the mortgage servicing rights for any loans in the previously sold pools that paid off in full. Upon refinancing a borrower from the sold portfolio, we earn the origination income on the new loans and gain on sale including the capitalized servicing value of the new MSR.  In accordance with GAAP, a charge for the current period activity is recorded plus an estimate of all expected servicing premium to be paid to the investor is required to be recorded.  In the third quarter of 2016, the loss on mortgage servicing rights of $7.5 million includes a $2.8 million charge for third quarter 2016 activity and the remaining balance is primarily related to a reserve for potential future estimated premium recapture charges.  As long as the interest rate environment allows for recapture opportunities, we expect to continue to refinance borrowers in the sold portfolio.  However, we will monitor the profitability of this extended early prepayment protection on a month-to-month basis.  The amendment gives the Company the option to terminate the agreement with a 90 day notification.

The loss on mortgage servicing rights in the third quarter of 2016 were predominantly due to retention efforts resulting in additional origination volume which contributed to the total $4.2 billion in originations and $113.2 million in gain on sale of loans, net for the third quarter.

The following table includes information about our mortgage servicing portfolio:

	At September 30,	% 60+ days	At December 31,	% 60+ days
(in millions)	2016	delinquent (1)	2015	delinquent (1)
Fannie Mae	$4,798.6	0.12%	$1,970.4	0.27%
Freddie Mac	3,512.8	0.09%	829.4	0.21%
Ginnie Mae	948.5	1.30%	675.7	1.06%
Other	190.8	0.00%	95.2	0.00%
Total servicing portfolio	$9,450.7	0.25%	$3,570.7	0.43%

(1)	Based on loan count.

In recent quarters, we strategically changed direction to hold higher amounts of MSRs on the balance sheet by focusing on recapturing the runoff in the low interest rate environment.  With a successful retention program, we have more options to not only retain MSRs, but also to opportunistically sell certain portions of our servicing portfolio.  We believe this to be a successful strategy for us and our overall financial performance, even if and when interest rates move higher. With a strong retention capability, we are able to both take advantage of a low interest rate environment with stronger origination volume, and create a low weighted average coupon portfolio that will increase in value during a rising rate environment.  Additionally, we are in negotiations on a MSR financing facility that will assist us in financing the retention of MSRs.  We expect this facility to be operational within the next few months.

Our warehouse lending division, whereby we lend funds to other mortgage originators to assist them in closing mortgage loans, continues to grow and the outstanding balance of finance receivables, representing warehouse lending advances to our warehouse customers, increased to $78.7 million at September 30, 2016 as compared to $36.4 million at December 31, 2015.  Fundings from the warehouse lending division increased to $286.9 million for the three months ended September 30, 2016 as compared to $234.6 million for the three months ended June 30, 2016.   As of September 30, 2016, the warehouse lending operations had extended warehouse lines to non-affiliated customers totaling $156.5 million as compared to $119.5 million at December 31, 2015.

For the third quarter of 2016, real estate services fees were $2.7 million as compared to $2.0 million in the second quarter of 2016 and $2.8 million in the third quarter of 2015. Although the real estate services fees were increased as compared to the second quarter of 2016, we expect these fees to decrease over time with the anticipated runoff of our long-term mortgage portfolio.

In our long-term mortgage portfolio, the residual interests generated cash flows of $1.6 million in the third quarter of 2016 as compared to $2.5 million in the second quarter of 2016 and $1.1  million in the third quarter of 2015.  The estimated fair value of the residual interests increased $2.0 million in the third quarter of 2016 to $18.1 million at September 30, 2016, as a result of a reduction in forward LIBOR as well as an improvement in performance from certain trusts partially offset by residual cash flows received.

For additional information regarding the long-term mortgage portfolio refer to Financial Condition and Results of Operations below.

Liquidity and Capital Resources

During the nine months ended  September 30, 2016, we funded our operations primarily from mortgage lending revenues and to a lesser extent real estate services fees and cash flows from our residual interests in securitizations.  Mortgage lending revenues  include gains on sale of loans, net, and other mortgage related income, and real estate services fees include portfolio loss mitigation fees primarily generated from our long-term mortgage portfolio.  During the nine months ended September 30, 2016, we also received proceeds from the issuance of common stock by raising capital, initating an equity offering program (EOP) and the conversion of  Notes, as further described below.  Additionally, we funded mortgage loan originations using warehouse facilities which are repaid once the loan is sold.  We may continue to manage our capital through the sale of mortgage servicing rights.  We may also seek to raise capital by issuing debt or equity, including offering shares through the EOP.

In September 2016,  we entered into an underwriting agreement (Underwriting Agreement) with JMP Securities LLC (Underwriter) pursuant to which we sold 3,000,000 shares of common stock, $0.01 par value per share, at a public offering price of $13.00 per share.  In addition, under the terms of the Underwriting Agreement, the Underwriter exercised its right to purchase an additional 450,000 shares of common stock.  The shares were sold pursuant to a prospectus, dated May 28, 2015, and a prospectus supplement, dated September 15, 2016, in connection with a takedown from our shelf registration statement on Form S-3 (File No. 333-204513) (Registration Statement), declared effective by the U.S. Securities and Exchange Commission (SEC) on June 16, 2015.

The net proceeds from the offering were approximately $42.6  million after deducting underwriting discounts and commissions and estimated aggregate offering expenses of $200 thousand.  We intend to use the net proceeds from the offering for general corporate purpose, including working capital and development costs, such as retention of servicing on new originations and to grow market share and geographic scope within the CashCall Mortgage retail channel, as well as continued growth in the correspondent and wholesale lending channels.

During the first nine months of 2016, we paid approximately $28.0 million in contingent consideration payments related to the CCM acquisition payments for the fourth quarter of 2015 and first and second quarter of 2016 earn-out periods. Additionally, the contingent consideration payment for the third quarter of 2016 is approximately $27.8  million and is due in November 2016. These contingent consideration payments are based on the performance of the CCM division and over time decline for the remaining earn-out periods since the earn-out percentage decreases to 55% of CCM division earnings, as defined, beginning in 2016 and to 45% beginning in 2017.

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

On December 3, 2015, we initiated an EOP by filing with the SEC a prospectus supplement under our shelf registration.  The EOP allows us to offer and sell, from time to time, up to $25.0 million of our common stock in negotiated transactions or transactions through the at-the-market-offering, as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the NYSE MKT or sales made to or through a market maker other than on an exchange. During the three and September 30, 2016,  we issued 6,009 and 361,429 shares of our common stock through the EOP at an average price of $17.53 and $14.05 per share, respectively.  These sales generated proceeds of $103 thousand and $5.0 million for the three and nine months ended September 30, 2016, respectively, net of $2 thousand and $102 thousand in sales commission, respectively.  Under the current EOP, we are now eligible to sell up to an additional $20.0  million of common stock.

We established the EOP to have the opportunity to raise capital in a way that we believe will mitigate downward pressure on the stock price and add capital in an accretive manner to existing shareholders.  In the first nine months of 2016, we issued shares at an average price above the book value per share.  We plan to continue to utilize the EOP to support selective retention of MSRs, improve our cost of funds as well as support any acquisition opportunities that may present themselves.

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

Financial Condition and Results of Operations

Financial Condition

As of September 30, 2016 compared to December 31, 2015

The following table shows the condensed consolidated balance sheets for the following periods:

	September 30,	December 31,	Increase	%
	2016	2015	(Decrease)	Change
	(Unaudited)
ASSETS
Cash	$58,902	$32,409	$26,493	82%
Restricted cash	9,928	3,474	6,454	186
Mortgage loans held-for-sale	849,521	310,191	539,330	174
Finance receivables	78,653	36,368	42,285	116
Mortgage servicing rights	87,413	36,425	50,988	140
Securitized mortgage trust assets	4,169,519	4,594,534	(425,015)	(9)
Goodwill	104,938	104,938	—	0
Intangibles	26,827	29,975	(3,148)	(11)
Deferred tax asset	24,420	24,420	—	0
Other assets	49,712	38,118	11,594	30
Total assets	$5,459,833	$5,210,852	$248,981	5%
LIABILITIES & EQUITY
Warehouse borrowings	$880,111	$325,616	$554,495	170%
Term financing	29,871	29,716	155	1
Convertible notes	24,962	44,819	(19,857)	(44)
Long-term debt ($71,120 par)	39,835	31,898	7,937	25
Repurchase reserve	6,134	5,236	898	17
Securitized mortgage trust liabilities	4,151,389	4,580,326	(428,937)	(9)
Contingent consideration	59,896	48,079	11,817	25
Other liabilities	53,954	30,672	23,282	76
Total liabilities	5,246,152	5,096,362	149,790	3
Total equity	213,681	114,490	99,191	87
Total liabilities and stockholders’ equity	$5,459,833	$5,210,852	$248,981	5%

During the nine months ended, cash balances increased primarily due to the aformentiond follow-on stock offeringwith net proceeds of approximately $42.6  million partially offset by $28.0 million in contingent consideration payments related to the acquisition of CCM.

Loans held-for-sale (LHFS) increased $539.3 million to $849.5 million at September 30, 2016 as compared to $310.2 million at December 31, 2015. The increase was due to $9.8 billion in originations during the first nine months of 2016 partially offset by $9.3 billion in loan sales. As a normal course of our origination and sales cycle, loans held-for-sale at the end of any period are generally sold within one or two subsequent months.

Finance receivables increased $42.3 million to $78.7 million at September 30, 2016 as compared to $36.4 million at December 31, 2015. The increase was due to $672.9 million in fundings offset by $630.6 million in settlements.

MSRs increased $51.0 million to $87.4 million at September 30, 2016 as compared to $36.4 million at December 31, 2015. The increase was due to servicing retained loan sales of $9.1 billion in UPB. Partially offsetting the increase was a bulk sale of MSRs totaling approximately $815.0 million in UPB and a mark-to-market reduction in fair value of $32.0 million.  At September 30, 2016, we serviced $9.5 billion in UPB for others as compared to $3.6 billion at December 31, 2015.

Warehouse borrowings increased $554.5 million to $880.1 million at September 30, 2016 as compared to $325.6 million at December 31, 2015. The increase was due to an increase in LHFS attributable to the increased loan volume and increased finance receivables at September 30, 2016. During September 30, 2016, we increased our total borrowing capacity to $1.0 billion as compared to $675.0 million at December 31, 2015.

Convertible notes decreased $19.9 million to $25.0 million at September 30, 2016 as compared to $44.8 million at December 31, 2015. In January 2016, we elected to exercise our option to convert the $20.0 million in Notes to common stock. As a result, we converted $20.0 million of debt into equity by issuing an aggregate of 1,839,080 shares of common stock.

The changes in total assets and liabilities, at fair market value, are primarily attributable to decreases in our trust assets and trust liabilities as summarized below.

	September 30,	December 31,	Increase	%
	2016	2015	(Decrease)	Change
Securitized mortgage collateral	$4,155,457	$4,574,919	$(419,462)	(9)%
Other trust assets	14,062	19,615	(5,553)	(28)
Total trust assets	4,169,519	4,594,534	(425,015)	(9)

Securitized mortgage borrowings	$4,151,365	$4,578,657	$(427,292)	(9)%
Other trust liabilities	24	1,669	(1,645)	(99)
Total trust liabilities	4,151,389	4,580,326	(428,937)	(9)
Residual interests in securitizations	$18,130	$14,208	$3,922	28%

Since the consolidated and unconsolidated securitization trusts are nonrecourse to us, trust assets and liabilities have been netted to present our interest in these trusts more simply, which are considered the residual interests in securitizations. For unconsolidated securitizations the residual interests represent the fair value of investment securities available-for-sale. For consolidated securitizations, the residual interests are represented by the fair value of securitized mortgage collateral and real estate owned, offset by the fair value of securitized mortgage borrowings and derivative liabilities. We receive cash flows from our residual interests in securitizations to the extent they are available after required distributions to bondholders and maintaining specified overcollateralization levels and other specified parameters (such as maximum delinquency and cumulative default) within the trusts. The estimated fair value of the residual interests, represented by the difference in the fair value of total trust assets and total trust liabilities, was $18.1 million at September 30, 2016 compared to $14.2 million at December 31, 2015.

We update our collateral assumptions quarterly based on recent delinquency, default, prepayment and loss experience. Additionally, we update the forward interest rates and investor yield (discount rate) assumptions based on information derived from market participants. During the nine months ended September 30, 2016, actual losses were relatively flat and were inline with forecasted losses for the majority of trusts with residual value.  Principal payments and liquidations of securitized mortgage collateral and securitized mortgage borrowings also contributed to the reduction in trust assets and liabilities.  Offsetting the decrease in securitized mortgage collateral and securitized mortgage borrowings was a decrease in forward LIBOR as compared to December 31, 2015.  The decrease in loss assumptions on certain trusts with residual value and decrease in the forward LIBOR curve resulted in an increase in the value of our residual interests at September 30, 2016.

•

The estimated fair value of securitized mortgage collateral decreased $419.5 million during the nine months ended September 30, 2016, primarily due to reductions in principal from borrower payments and transfers of loans to Real Estate Owned (REO) for single-family and multi-family collateral. Additionally, other trust assets decreased $5.6 million during the nine months ended September 30, 2016, primarily due to liquidations of $32.3 million and a $6.0 million decrease in the net realizable value (NRV) of REO.  Partially offsetting the decrease was an increase of $32.7 million in REO from foreclosures.

•	The estimated fair value of securitized mortgage borrowings decreased $427.3 million during the nine months ended September 30, 2016, primarily due to reductions in principal balances from principal payments during the period for single-family and multi-family collateral as well as a decrease in loss assumptions. The $1.6 million reduction in other trust liabilities during the nine months ended September 30, 2016, was primarily due to $1.7 million in derivative cash payments from the securitization trusts, and a $199 thousand increase in derivative fair value resulting from changes in forward LIBOR interest rates.

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

The following table presents changes in the trust assets and trust liabilities for the nine months ended September 30, 2016:

	TRUST ASSETS				TRUST LIABILITIES
	Level 3 Recurring Fair
	Value Measurements				Level 3 Recurring Fair Value
	Investment		NRV (1)		Measurements
	securities	Securitized	Real		Securitized			Net
	available-for-	mortgage	estate	Total trust	mortgage	Derivative	Total trust	trust
	sale	collateral	owned	assets	borrowings	liabilities	liabilities	assets
Recorded book value at December 31, 2015	$26	$4,574,919	$19,589	$4,594,534	$(4,578,657)	$(1,669)	$(4,580,326)	$14,208
Total gains/(losses) included in earnings:
Interest income	2	46,540	—	46,542	—	—	—	46,542
Interest expense	—	—	—	—	(141,927)	—	(141,927)	(141,927)
Change in FV of net trust assets, excluding REO (2)	19	27,780	—	27,799	(19,020)	(199)	(19,219)	8,580
Losses from REO – not at FV but at NRV (2)	—	—	(5,971)	(5,971)	—	—	—	(5,971)
Total gains (losses) included in earnings	21	74,320	(5,971)	68,370	(160,947)	(199)	(161,146)	(92,776)
Transfers in and/or out of level 3	—	—	—	—	—	—	—	—
Purchases, issuances and settlements	(47)	(493,782)	444	(493,385)	588,239	1,844	590,083	96,698
Recorded book value at September 30, 2016	$—	$4,155,457	$14,062	$4,169,519	$(4,151,365)	$(24)	$(4,151,389)	$18,130

(1)	Accounted for at net realizable value.
(2)	Represents change in fair value of net trust assets, including trust REO (losses) gains in the consolidated statements of operations for the nine months ended September 30, 2016.

Inclusive of losses from REO, total trust assets above reflect a net gain of $21.8 million for the nine months ended September 30, 2016 as a result of an increase in fair value from securitized mortgage collateral and other trust assets of $27.8 million and $19 thousand, respectively, offset by losses from REO of $6.0 million. Net losses on trust liabilities were $19.2 million as a result of $19.0 million in losses from the increase in fair value of securitized mortgage borrowings and losses from derivative liabilities of $199 thousand. As a result, non-interest income—net trust assets totaled an increase of $2.6 million for the nine months ended September 30, 2016.

The table below reflects the net trust assets as a percentage of total trust assets (residual interests in securitizations):

	September 30,	December 31,
	2016	2015
Net trust assets	$18,130	$14,208
Total trust assets	4,169,519	4,594,534
Net trust assets as a percentage of total trust assets	0.43%	0.31%

For the nine months ended September 30, 2016, the estimated fair value of the net trust assets increased as a percentage of total trust assets. The increase was primarily due to an increase in projected future cash flows due to a decrease in loss assumptions in the 2006 multi-family vintage as well as a decrease in forward LIBOR.

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

The following tables present the estimated fair value of our residual interests, including investment securities available for sale, by securitization vintage year and other related assumptions used to derive these values at September 30, 2016 and December 31, 2015:

	Estimated Fair Value of Residual			Estimated Fair Value of Residual
	Interests by Vintage Year at			Interests by Vintage Year at
	September 30, 2016			December 31, 2015
Origination Year	SF	MF	Total	SF	MF	Total
2002-2003 (1)	$8,057	$925	$8,982	$9,410	$1,401	$10,811
2004	1,612	838	2,450	1,198	805	2,003
2005	39	1	40	213	29	242
2006	—	6,658	6,658	—	1,152	1,152
Total	$9,708	$8,422	$18,130	$10,821	$3,387	$14,208
Weighted avg. prepayment rate	6.6%	11.4%	6.9%	5.6%	8.1%	5.8%
Weighted avg. discount rate	16.7%	18.3%	17.5%	16.3%	14.7%	15.9%

(1)	2002-2003 vintage year includes CMO 2007-A, since the majority of the mortgages collateralized in this securitization were originated during this period.

We utilize a number of assumptions to value securitized mortgage collateral, securitized mortgage borrowings and residual interests. These assumptions include estimated collateral default rates and loss severities (credit losses), collateral prepayment rates, forward interest rates and investor yields (discount rates). We use the same collateral assumptions for securitized mortgage collateral and securitized mortgage borrowings as the collateral assumptions determine collateral cash flows which are used to pay interest and principal for securitized mortgage borrowings and excess spread, if any, to the residual interests. However, we use different investor yield (discount rate) assumptions for securitized mortgage collateral and securitized mortgage borrowings and the discount rate used for residual interests based on underlying collateral characteristics, vintage year, assumed risk and market participant assumptions.  The increase in the estimated fair value of the 2006 multi-family residual interests was due to a reduction in future loss assumptions.

The table below reflects the estimated future credit losses and investor yield requirements for trust assets by product (SF and MF) and securitization vintage at September 30, 2016:

	Estimated Future			Investor Yield
	Losses (1)			Requirement (2)
	SF	MF		SF	MF
2002-2003	9%	*	(3)	5%	7%
2004	8	*	(3)	5	5
2005	12	6%		5	3
2006	20	2		6	5
2007	17	4		7	3

(1)	Estimated future losses derived by dividing future projected losses by UPB at September 30, 2016.
(2)

Investor yield requirements represent our estimate of the yield third-party market participants would require to price our trust assets and liabilities given our prepayment, credit loss and forward interest rate assumptions.

(3)	Represents less than 1%.

Despite the increase in housing prices through September 30, 2016, housing prices in many parts of the country are still at levels which have significantly reduced or eliminated equity for loans originated after 2003. Future loss estimates are significantly higher for mortgage loans included in securitization vintages after 2005 which reflect severe home price deterioration and defaults experienced with mortgages originated during these periods.

Long-Term Mortgage Portfolio Credit Quality

We use the Mortgage Bankers Association (MBA) method to define delinquency as a contractually required payment being 30 or more days past due. We measure delinquencies from the date of the last payment due date in which a payment was received. Delinquencies for loans 60 days delinquent or greater, foreclosures and delinquent bankruptcies were $1.0 billion or 19.1% of the long-term mortgage portfolio as of September 30, 2016.  Despite the increase in percentage of loans 60 or more days delinquent at September 30, 2016 as compared to December 31, 2015, the UPB of loans 60 days or more delinquent at September 30, 2016 decreased by $111.9 million.

The following table summarizes the gross UPB of loans in our mortgage portfolio, included in securitized mortgage collateral, that were 60 or more days delinquent (utilizing the MBA method) as of the periods indicated:

	September 30,	Total	December 31,	Total
Securitized mortgage collateral	2016	Collateral	2015	Collateral
60 - 89 days delinquent	$98,376	1.9%	$125,937	2.1%
90 or more days delinquent	440,429	8.3	394,129	6.7
Foreclosures (1)	245,772	4.6	351,276	6.0
Delinquent bankruptcies (2)	224,076	4.2	249,225	4.2
Total 60 or more days delinquent	$1,008,653	19.1	$1,120,567	19.0
Total collateral	$5,289,770	100.0	$5,900,239	100.0

(1)	Represents properties in the process of foreclosure.
(2)	Represents bankruptcies that are 30 days or more delinquent.

The following table summarizes the gross securitized mortgage collateral and REO (at net realizable value (NRV)), that were non-performing as of the dates indicated (excludes 60-89 days delinquent):

		Total		Total
	September 30,	Collateral	December 31,	Collateral
	2016	%	2015	%
90 or more days delinquent, foreclosures and delinquent bankruptcies	$910,277	17.2%	$994,630	16.9%
Real estate owned	14,062	0.3	19,589	0.3
Total non-performing assets	$924,339	17.5	$1,014,219	17.2

Non-performing assets consist of non-performing loans (mortgages that are 90 or more days delinquent, including loans in foreclosure and delinquent bankruptcies) plus REO. It is our policy to place a mortgage on nonaccrual status when it becomes 90 days delinquent and to reverse from revenue any accrued interest, except for interest income on securitized mortgage collateral when the scheduled payment is received from the servicer. The servicers are required to advance principal and interest on loans within the securitization trusts to the extent the advances are considered recoverable. IFC, a subsidiary of IMH and master servicer, may be required to advance funds, or in most cases cause the loan servicers to advance funds, to cover principal and interest payments not received from borrowers depending on the status of their mortgages. As of September 30, 2016, non-performing assets (UPB of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) as a percentage of the total collateral was 17.5%.  At December 31, 2015, non-performing assets to total collateral was 17.2%. Non-performing assets decreased by approximately $89.9 million at September 30, 2016 as compared to December 31, 2015. At September 30, 2016, the estimated fair value of non-performing assets (representing the fair value of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) was $285.2 million or 5.2% of total assets. At December 31, 2015, the estimated fair value of non-performing assets was $388.6 million or 7.5% of total assets.

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

For the three and nine months ended September 30, 2016, we recorded a decrease in net realizable value of the REO in the amount of $1.4 million and $6.0 million, respectively, compared to a decrease of $2.4 million and $4.9 million for the comparable 2015 period. Increases and write-downs of the net realizable value reflect increases or declines in value of the REO subsequent to foreclosure date, but prior to the date of sale.

The following table presents the balances of REO:

	September 30,	December 31,
	2016	2015
REO	$28,502	$28,058
Impairment (1)	(14,440)	(8,469)
Ending balance	$14,062	$19,589
REO inside trusts	$14,062	$19,589
REO outside trusts	—	—
Total	$14,062	$19,589

(1)	Impairment represents the cumulative write-downs of net realizable value subsequent to foreclosure.

In calculating the cash flows to assess the fair value of the securitized mortgage collateral, we estimate the future losses embedded in our loan portfolio. In evaluating the adequacy of these losses, management takes many factors into consideration. For instance, a detailed analysis of historical loan performance data is accumulated and reviewed. This data is analyzed for loss performance and prepayment performance by product type, origination year and securitization issuance. The data is also broken down by collection status. Our estimate of losses for these loans is developed by estimating both the rate of default of the loans and the amount of loss severity in the event of default. The rate of default is assigned to the loans based on their attributes (e.g. original loan-to-value, borrower credit score, documentation type, geographic location, etc.) and collection status. The rate of default is based on analysis of migration of loans from each aging category. The loss severity is determined by estimating the net proceeds from the ultimate sale of the foreclosed property. The results of that analysis are then applied to the current mortgage portfolio and an estimate is created. We believe that pooling of mortgages with similar characteristics is an appropriate methodology in which to evaluate the future loan losses.

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

Results of Operations

For the Three Months Ended September 30, 2016 compared to the Three Months Ended September 30, 2015

	For the Three Months Ended September 30,
			Increase	%
	2016	2015	(Decrease)	Change
Revenues	$103,993	$47,652	$56,341	118%
Expenses (1)	(81,359)	(24,677)	(56,682)	(230)
Net interest income	1,304	119	1,185	996
Change in fair value of long-term debt	(8,641)	—	(8,641)	n/a
Change in fair value of net trust assets, including trust REO gains	1,071	(3,004)	4,075	136
Income tax benefit (expense)	130	(781)	911	117
Net earnings	$16,498	$19,309	$(2,811)	(15)
Earnings per share available to common stockholders—basic	$1.28	$1.89	$(0.61)	(32)%
Earnings per share available to common stockholders—diluted	$1.18	$1.48	$(0.30)	(21)%

(1)

Includes changes in contingent consideration liability resulting in expense of $23.2 million for the three months ended September 30, 2016 and income of $16.9 million for the three months ended September 30, 2015.

	For the Nine Months Ended September 30,
			Increase	%
	2016	2015	(Decrease)	Change
Revenues	$220,506	$131,080	$89,426	68%
Expenses (1)	(187,408)	(74,238)	(113,170)	(152)
Net interest income	2,036	2,135	(99)	(5)
Change in fair value of long-term debt	(7,286)	(8,661)	1,375	16
Change in fair value of net trust assets, including trust REO gains (losses)	2,609	(3,078)	5,687	185
Income tax (expense) benefit	(728)	22,852	(23,580)	(103)
Net earnings	$29,729	$70,090	$(40,361)	(58)
Earnings per share available to common stockholders—basic	$2.43	$7.00	$(4.57)	(65)%
Earnings per share available to common stockholders—diluted	$2.27	$5.61	$(3.34)	(59)%

(1)

Includes changes in contingent consideration liability resulting in expense of $34.6 million for the nine months ended September 30, 2016 and income of $28.2 million for the nine months ended  September 30, 2015.

Revenues

	For the Three Months Ended September 30,
			Increase	%
	2016	2015	(Decrease)	Change
Gain on sale of loans, net	$113,158	$47,274	$65,884	139%
Real estate services fees, net	2,678	2,775	(97)	(3)
Servicing income, net	3,789	2,432	1,357	56
Loss on mortgage servicing rights	(15,857)	(4,818)	(11,039)	(229)
Other revenues	225	(11)	236	2145
Total revenues	$103,993	$47,652	$56,341	118%

Gain on sale of loans, net.    For the three months ended September 30, 2016, gain on sale of loans, net were $113.2 million compared to $47.3 million in the comparable 2015 period. The $65.9 million increase is primarily due to a $49.3 million increase in premiums from the sale of mortgage loans, a $17.5 million increase in premiums from servicing retained loan sales and a $8.5 million increase in realized and unrealized net gains on derivative financial instruments, partially offset by a $7.2 million increase in direct loan origination expenses, a $1.4 million decrease in mark-to-market gains, and a $907 thousand decrease in provision for repurchases.

The overall increase in gain on sale of loans, net was primarily due to increased volumes and gain on sale margins.   For the three months ended September 30, 2016, we originated and sold $4.2 billion and $4.1 billion of loans, respectively, as compared to $2.3 billion and $2.2 billion of loans originated and sold, respectively, during the same period in 2015.  Margins increased to approximately 268 bps for the three months ended September 30, 2016 as compared to 205 bps for the same period in 2015 due to a higher concentration of retail loans which have higher margins.

Real estate services fees, net.  For the three months ended September 30, 2016, real estate services fees, net were $2.7 million compared to $2.8 million in the comparable 2015 period. The $97 thousand decrease was primarily the result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio as compared to the third quarter of 2015.

Servicing income, net.  For the three months ended September 30, 2016, servicing income, net was $3.8 million compared to $2.4 million in the comparable 2015 period.  The increase in servicing income, net was the result of the servicing portfolio increasing 59% to an average balance of $8.5 billion for the three months ended September 30, 2016 as compared to an average balance of $5.4 billion for the three months ended September 30, 2015.   The increase in the average balance of the servicing portfolio is a result of servicing retained loan sales of $4.0 billion during the three months ended September 30, 2016

Loss on mortgage servicing rights.  For the three months ended September 30, 2016, loss on MSRs was $15.9 million compared to $4.8 million in the comparable 2015 period. For the three months ended September 30, 2016,  we recorded an $8.2 million loss from change in fair value of MSRs including $9.4  million in mark-to-market (MTM) losses due to $1.1 billion UPB of prepayments offset by a MTM gain at September 30, 2016 of $1.2  million due to a slight increase in mortgage interest rates in September.  As a result of our successful retention efforts, we recaptured and refinanced 85% of these prepayments at a lower coupon rate and thus a higher servicing value.   Despite the MTM loss from loan prepayments recorded as a loss on MSRs, there was also a corresponding income from the recaptured loan with a higher MSR value recognized in gain on sale of loans, net in the consolidated statement of operations.

In addition to the MTM loss on MSRs, during the three months ended September 30, 2016 we had a $7.5 million loss on sale of MSRs related to refunds of premiums to investors for loan payoffs associated with sales of servicing rights in previous periods as compared to $471 thousand in the comparable 2015 period.  During the third quarter of 2016, we amended a previous MSR sale agreement, extending the early prepayment protection, in return allowing the Company to solicit the sold portfolio.  In the third quarter of 2016, the loss on mortgage servicing rights of $7.5 million includes a $2.8 million charge for third quarter 2016 activity and the remaining balance is primarily related to a reserve for potential future estimated premium recapture charges.  As long as the interest rate environment allows for recapture opportunities, we expect to continue to refinance borrowers in the sold portfolio.  However, we will monitor the profitability of this extended early prepayment protection on a month-to-month basis.  The amendment gives the Company the option to terminate the agreement with a 90 day notification.

	For the Nine Months Ended September 30,
			Increase	%
	2016	2015	(Decrease)	Change
Gain on sale of loans, net	$245,849	$133,018	$112,831	85%
Real estate services fees, net	6,773	7,872	(1,099)	(14)
Servicing income, net	8,680	4,083	4,597	113
Loss on mortgage servicing rights	(41,249)	(14,176)	(27,073)	(191)
Other revenues	453	283	170	60
Total revenues	$220,506	$131,080	$89,426	68%

Gain on sale of loans, net.  Gain on sale of loans, net includes the operating expenses of CCM in the first quarter of 2015 before we closed the transaction on March 31, 2015.  We received the economic benefit of the CCM transactions from the beginning of 2015 but did not hire the employees of CCM or incur direct operating expenditures of CCM until after the close of the transaction.  Accordingly, operating expenses for CCM in the first quarter of 2015 were included within gain on sale of loans, net as loan origination costs in the consolidated statements of operations.  Beginning with the second quarter of 2015 the operating expenses of CCM were included in personnel, business promotion, general, administrative and other expense, as normally presented.

For the nine months ended September 30, 2016, gain on sale of loans, net were $245.8 million compared to $133.0 million in the comparable 2015 period. The $112.8 million increase is primarily due to $9.8 billion in originations for the nine months ended September 30, 2016 as compared to $7.3 billion for the same perion in 2015 as well as the presentation of CCM operating expenses in the first quarter of 2015.

Real estate services fees, net.  For the nine months ended September 30, 2016, real estate services fees, net were $6.8 million compared to $7.9 million in the comparable 2015 period. The $1.1 million decrease was primarily the result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio as compared to the first nine months of 2015.

Servicing income, net.  For the nine months ended September 30, 2016, servicing income, net was $8.7 million compared to $4.1 million in the comparable 2015 period.  The increase in servicing income, net was the result of the servicing portfolio increasing 78% to an average balance of $6.4 billion for the nine months ended September 30, 2016 as compared to an average balance of $3.6 billion for the nine months ended September 30, 2015.   The increase in the average balance of the servicing portfolio is a result of servicing retained loan sales of $9.1 billion during the nine months ended September 30, 2016 partially offset by a bulk sale of MSRs of approximately $815.0 million.

Loss on mortgage servicing rights.  For the nine months ended September 30, 2016, loss on MSRs was $41.2 million compared to $14.2 million in the comparable 2015 period. For the nine months ended September 30, 2016,  we recorded a $32.0 million loss from a change in fair value of MSRs primarily the result of $2.4 billion in prepayments due to the low mortgage interest rate environment during the first nine months of 2016 which resulted in an increase in actual prepayments as well as prepayment speed assumptions.  For the nine months ended September 30, 2016, as a result of our successful retention efforts, we recaptured and refinanced 83% of these prepayments at a lower coupon rate and thus a higher servicing value.   Despite the MTM loss from loan prepayments recorded as a loss on MSRs, there was also a corresponding income from the recaptured loan with a higher MSR value recognized in gain on sale of loans, net in the consolidated statement of operations.

In addition to the MTM loss on MSRs,  during the nine months ended September 30, 2016 we had a $10.6 million loss on sale of mortgage servicing rights related to refunds of premiums to investors for loan payoffs associated with sales of servicing rights in previous periods as compared to $6.2 million in the comparable 2015 period as well a $1.0 million loss on the sale of $815.0 million UPB of MSRs.  Partially offsetting the loss was a $1.4 million increase in realized and unrealized gains from hedging instruments related to MSRs.  During the third quarter of 2016, we amended a previous MSR sale agreement, extending the early prepayment protection, in return allowing the Company to solicit the sold portfolio.  In the third quarter of 2016, the loss on mortgage servicing rights of $7.5 million includes a $2.8 million charge for third quarter 2016 activity and the remaining balance is primarily related to a reserve for potential future estimated premium recapture charges.  As long as the interest rate environment allows for recapture opportunities, we expect to continue to refinance borrowers in the sold portfolio.  However, we will monitor the profitability of this extended early prepayment protection on a month-to-month basis.  The amendment gives the Company the option to terminate the agreement with a 90 day notification.

Expenses

	For the Three Months Ended September 30,
			Increase	%
	2016	2015	(Decrease)	Change
Personnel expense	$38,467	$21,315	$17,152	80%
Business promotion	10,350	10,735	(385)	(4)
General, administrative and other	7,736	7,100	636	9
Accretion of contingent consideration	1,591	2,424	(833)	(34)
Change in fair value of contingent consideration	23,215	(16,897)	40,112	237
Total expenses	$81,359	$24,677	$56,682	230%

Total expenses were $81.4 million for the three months ended September 30, 2016, compared to $24.7 million for the comparable period of 2015.  Personnel expense increased $17.2 million to $38.5 million for the three months ended September 30, 2016.  The increase is primarily due to an increase in commission expense due to an increase in loan origination volumes as well as an increase in personnel related costs due to the addition of new sales personnel.

Business promotion was $10.4 million for the three months ended September 30, 2016, compared to $10.7 million for the comparable period of 2015.  Our centralized call center purchases leads and promotes its business through radio and television advertisements.  Despite the slight decrease in advertising expense,  origination volume increased as we continue to focus on growing market share and geographic scope within the CashCall Mortgage retail channel, as well as continued growth in the correspondent and wholesale lending channels.

Beginning in the second quarter of 2015, as part of the acquisition of CCM, we record accretion of the contingent consideration liability from the close of the transaction in March 2015 through the end of the earn-out period in December 2017, which increases the contingent consideration liability. The estimated contingent consideration liability is based on discounted cash flows which represent the time value of money of the liability during the earn-out period.  In the third quarter of 2016, accretion increased the contingent consideration liability by $1.6 million as compared to $2.4 million during the third quarter of 2015.  The reduction in accretion is due to the reduction in the estimated future pre-tax earnings as compared to projections in 2015.  The accretion will continue to be a charge against earnings in future quarters until the end of the earn-out period.

We recorded a $23.2 million change in fair value associated with an increase in the contingent consideration liability for the third quarter of 2016 related to updated assumptions including current market conditions and increased mortgage loan originations for CCM. The change in fair value of contingent consideration was related to the estimated increase in future pre-tax earnings of CCM over the remaining earn-out period of five quarters. The fair value of contingent consideration may change from quarter to quarter based upon actual experience and updated assumptions used to forecast pre-tax earnings for CCM.    Even though this projected increase in mortgage volume for CCM is favorable, it resulted in a corresponding charge to earnings of $23.2 million in the third quarter of 2016.

	For the Nine Months Ended September 30,
			Increase	%
	2016	2015	(Decrease)	Change
Personnel expense	$93,025	$56,883	$36,142	64%
Business promotion	30,828	19,628	11,200	57
General, administrative and other	23,742	20,479	3,263	16
Accretion of contingent consideration	5,244	5,471	(227)	(4)
Change in fair value of contingent consideration	34,569	(28,223)	62,792	222
Total expenses	$187,408	$74,238	$113,170	152%

Total expenses were $187.4 million for the nine months ended September 30, 2016, compared to $74.2 million for the comparable period of 2015.  The increase in expenses is due to the CCM acquisition and the presentation of CCM operating expenses in the first quarter of 2015 before we closed the transaction on March 31, 2015.  We received the economic benefit of the CCM transaction from the beginning of 2015 but did not hire the employees of CCM or incur direct operating expenditures of CCM until the transaction closed on March 31, 2015.  Accordingly, operating expenses for CCM in the first quarter of 2015 were included within gain on sale of loans, net as loan origination costs in the consolidated statements of operations.  Beginning with the second quarter of 2015 the operating expenses of CCM were included in personnel, business promotion, general, administrative and other expense, as normally presented.

Beginning in the second quarter of 2015, as part of the acquisition of CCM, we record accretion of the contingent consideration liability from the close of the transaction in March 2015 through the end of the earn-out period in December 2017, which increases the contingent consideration liability. The estimated contingent consideration liability is based on discounted cash flows which represent the time value of money of the liability during the earn-out period.  In the first nine months of 2016, accretion increased the contingent consideration liability by $5.2 million. We did not record accretion in the first quarter of 2015 as the acquisition transaction did not close until March 31, 2015, however the accretion will continue to be a charge against earnings in the future five quarters until the end of the earn-out period.

We recorded a $34.6 million change in fair value associated with an increase in the contingent consideration liability for the first nine months of 2016 related to updated assumptions including current market conditions and increased mortgage loan originations for CCM. The change in fair value of contingent consideration was related to the estimated increase in future pre-tax earnings of CCM over the remaining earn-out period of five quarters. The fair value of contingent consideration may change from quarter to quarter based upon actual experience and updated assumptions used to forecast pre-tax earnings for CCM.    Even though this projected increase in mortgage volume for CCM is favorable, it resulted in a corresponding charge to earnings of $34.6 million in the third quarter of 2016.

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

	For the Three Months Ended September 30,
	2016			2015
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Securitized mortgage collateral	$4,223,226	$59,616	5.65%	$4,887,919	$66,239	5.42%
Mortgage loans held-for-sale	494,918	4,606	3.72	357,827	3,558	3.98
Finance receivables	53,868	700	5.20	42,025	495	4.71
Other	15,401	10	0.26	20,303	9	0.18
Total interest-earning assets	$4,787,413	$64,932	5.43	$5,308,074	$70,301	5.30
LIABILITIES
Securitized mortgage borrowings	$4,219,975	$57,043	5.41	$4,886,775	$64,239	5.26%
Warehouse borrowings (1)	537,084	4,222	3.14	396,019	3,397	3.43
Long-term debt	35,412	1,078	12.18	31,550	934	11.84
Convertible notes	24,963	469	7.52	45,000	859	7.64
Term financing	29,813	806	10.81	30,000	737	9.83
Other	2,797	10	1.43	2,289	16	2.80
Total interest-bearing liabilities	$4,850,044	$63,628	5.25	$5,391,633	$70,182	5.21
Net Interest Spread (2)		$1,304	0.18%		$119	0.09%
Net Interest Margin (3)			0.11%			0.01%

(1)	Warehouse borrowings include the borrowings from mortgage loans held-for-sale and finance receivables.
(2)	Net interest spread is calculated by subtracting the weighted average yield on interest-bearing liabilities from the weighted average yield on interest-earning assets.
(3)	Net interest margin is calculated by dividing net interest spread by total average interest-earning assets.

Net interest spread increased $1.2 million for the quarter ended September 30, 2016 primarily attributable to an increase in the net interest spread on securitized mortgage collateral and securitized mortgage borrowings, an increase in the net interest spread between loans held-for-sale and finance receivables and their related warehouse borrowings and a decrease in interest expense on the convertible debt.  The decrease in interest expense from the Convertible Notes is due to the conversion of the Notes in the first quarter of 2016.  Offsetting the increase in net spread was a slight increase in interest expense on the long-term debt and term financing.  As a result, net interest margin increased to 0.11% for the three months ended September 30, 2016 as compared to 0.01% for the three months ended September 30, 2015.

During the quarter ended September 30, 2016, the yield on interest-earning assets increased to 5.43% from 5.30% in the comparable 2015 period. The yield on interest-bearing liabilities increased to 5.25% for the quarter ended September 30, 2016 from 5.21% for the comparable 2015 period. In connection with the fair value accounting for investment securities available-for-sale, securitized mortgage collateral and borrowings and long-term debt, interest income and interest expense is recognized using effective yields based on estimated fair values for these instruments. The increase in yield for securitized mortgage collateral and securitized mortgage borrowings is primarily related to decreased prices on mortgage-backed bonds which resulted in an increase in yield as compared to the previous period.

	For the Nine Months Ended September 30,
	2016			2015
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Securitized mortgage collateral	$4,346,482	$188,707	5.79%	$5,034,115	$198,965	5.27%
Mortgage loans held-for-sale	397,565	11,325	3.80	348,931	9,408	3.59
Finance receivables	37,302	1,502	5.37	59,851	1,773	3.95
Other	21,028	27	0.17	17,285	31	0.24
Total interest-earning assets	$4,802,377	$201,561	5.60	$5,460,182	$210,177	5.13
LIABILITIES
Securitized mortgage borrowings	$4,346,741	$181,362	5.56%	$5,032,136	$192,689	5.11%
Warehouse borrowings (1)	425,882	10,701	3.35	382,603	9,248	3.22
Long-term debt	33,716	3,088	12.21	28,717	2,827	13.13
Convertible notes	24,961	2,050	10.95	33,370	1,918	7.66
Term financing	29,792	2,300	10.29	11,429	847	9.88
Short-term borrowings	—	—	—	4,668	399	11.40
Other	2,461	24	1.30	4,487	114	3.39
Total interest-bearing liabilities	$4,863,553	$199,525	5.47	$5,497,410	$208,042	5.05
Net Interest Spread (2)		$2,036	0.13%		$2,135	0.08%
Net Interest Margin (3)			0.06%			0.05%

(1)	Warehouse borrowings include the borrowings from mortgage loans held-for-sale and finance receivables.
(2)	Net interest spread is calculated by subtracting the weighted average yield on interest-bearing liabilities from the weighted average yield on interest-earning assets.
(3)	Net interest margin is calculated by dividing net interest spread by total average interest-earning assets.

Net interest spread decreased $99 thousand for the nine months ended September 30, 2016 primarily attributable to an increase in interest expense from the issuance of the additional Convertible Note in 2015, Term Financing and long-term debt. The increase in interest expense related to the Convertible Notes and Term Financing is partially due to the timing of the transactions as they were entered into in May and June 2015, respectively.  Additionally, the Convertible Notes interest expense has an additional $129 thousand of debt issuance costs accelerated upon conversion in February 2016.  Offsetting the decrease in net spread was an increase in the net interest spread on the securitized mortgage collateral and securitized mortgage borrowings, an increase in the net interest spread between loans held-for-sale and finance receivables and their related warehouse borrowings.  Despit the decrease in net interest spread, the net interest margin increased to 0.06% for the nine months ended September 30, 2016 from 0.05% for the nine months ended September 30, 2015.

During the nine months ended September 30, 2016, the yield on interest-earning assets increased to 5.60% from 5.13% in the comparable 2016 period. The yield on interest-bearing liabilities increased to 5.47% for the nine months ended September 30, 2016 from 5.05% for the comparable 2015 period. In connection with the fair value accounting for investment securities available-for-sale, securitized mortgage collateral and borrowings and long-term debt, interest income and interest expense is recognized using effective yields based on estimated fair values for these instruments. The increase in yield for securitized mortgage collateral and securitized mortgage borrowings is primarily related to decreased prices on mortgage-backed bonds which resulted in an increase in yield as compared to the previous period.

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

Change in the fair value of long-term debt resulted in an expense of $8.6 million for the three months ended September 30, 2016, compared to no gain or loss for the comparable 2015 period as a result of an increase in the estimated fair value of long-term debt. The increase in the estimated fair value of long-term debt was primarily the result of a decrease in the discount rate attributable to an improvement in our own credit risk profile associated with our capital raise during the third quarter, improvement in our financial condition and results of operations from the mortgage lending segment during the third quarter of 2016.

Change in the fair value of long-term debt resulted in an expense of $7.3 million for the nine months ended September 30, 2016, compared to an expense of $8.7 million for the comparable 2015 period as a result of the increase in the estimated fair value of long-term debt. The increase in the estimated fair value of long-term debt during the September 30, 2016 was primarily the result of a decrease in the discount rate attributable to an improvement in our own credit risk profile associated with our capital raise during the third quarter, improvement in our financial condition and results of operations from the mortgage lending segment during the third quarter of 2016.    The increase in the estimated fair value of long-term debt during the 2015 was primarily the result of a decrease in the discount rate attributable to an improvement in our own credit risk profile, improvement in our financial condition and results of operations from the mortgage lending segment including the acquisition of CCM during the first quarter of 2015 as well as an increase in forward LIBOR interest rates during the second quarter of 2015.

Change in fair value of net trust assets, including trust REO losses

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Change in fair value of net trust assets, excluding REO	$2,511	$(568)	$8,580	$1,821
Losses from REO	(1,440)	(2,436)	(5,971)	(4,899)
Change in fair value of net trust assets, including trust REO losses	$1,071	$(3,004)	$2,609	$(3,078)

The change in fair value related to our net trust assets (residual interests in securitizations) was a gain of $1.1 million for the three months ended September 30, 2016, compared to a loss of $3.0 million in the comparable 2015 period. The change in fair value of net trust assets, excluding REO was due to $2.5 million in gains from changes in fair value of securitized mortgage borrowings, securitized mortgage collateral, derivative liabilities and investment securities available-for-sale primarily associated with a decrease in LIBOR as well as updated assumptions on certain later vintage trusts with improved performance. Additionally, the NRV of REO decreased $1.4 million during the period attributed to higher expected loss severities on properties held in the long-term mortgage portfolio during the period.

The change in fair value related to our net trust assets (residual interests in securitizations) was a gain of $2.6 million for the nine months ended September 30, 2016. The change in fair value of net trust assets, including REO was due to $8.6 million in gains from changes in fair value of securitized mortgage borrowings, securitized mortgage collateral and investment securities available-for-sale primarily associated with a decrease in LIBOR as well as updated assumptions on certain later vintage trusts with improved performance. Partially offsetting the increase was a $6.0 million decrease in NRV of REO during the period attributed to higher expected loss severities on properties held in the long-term mortgage portfolio during the period.

Income Taxes

We recorded income tax benefit of $130 thousand and an expense of $728 thousand for the three and nine months ended September 30, 2016 primarily the result of a return to provision adjustment for the 2015 tax return booked in the third quarter, amortization of the deferred charge, federal alternative minimum tax (AMT), and state income taxes from states where we do not have net operating loss carryforwards or state minimum taxes, including AMT. For the the three and nine months ended September 30, 2015, we recorded income tax expense (benefit) of

$781 thousand and ($22.9) million, respectively. For the three months ended September 30, 2015, we recorded amortization of the deferred charge partially offset by a reduction in current income tax provision based upon an estimated reduction in federal AMT and state income taxes.  For the nine months ended September 30, 2015, we recorded a benefit of $24.4 million primarily the result of a reversal of valuation allowance partially offset by federal AMT, amortization of the deferred charge and state income taxes from states where we do not have net operating loss carryforwards or state minimum taxes, including AMT. The deferred charge represents the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH prior to 2008. The deferred charge is amortized and/or impaired, which does not result in any tax liability to be paid. The deferred charge is included in other assets in the accompanying consolidated balance sheets and is amortized as a component of income tax expense in the accompanying consolidated statements of operations.

As of December 31, 2015, we had estimated federal and California net operating loss (NOL) carryforwards of approximately $526.8 million and $448.2 million, respectively. Federal and state NOL carryforwards begin to expire in 2027 and 2016, respectively.

Results of Operations by Business Segment

We have three primary operating segments: Mortgage Lending, Real Estate Services and Long-Term Mortgage Portfolio. Unallocated corporate and other administrative costs, including the cost associated with being a public company, are presented in Corporate. Segment operating results are as follows:

Mortgage Lending

	For the Three Months Ended September 30,
			Increase	%
	2016	2015	(Decrease)	Change
Gain on sale of loans, net	$113,158	$47,274	$65,884	139%
Servicing income, net	3,789	2,432	1,357	56
Loss on mortgage servicing rights	(15,857)	(4,818)	(11,039)	(229)
Other	18	(145)	163	112
Total revenues	101,108	44,743	56,365	126
Other income	1,092	658	434	66
Personnel expense	(37,996)	(20,631)	(17,365)	(84)
Business promotion	(10,310)	(10,702)	392	4
General, administrative and other	(5,578)	(4,494)	(1,084)	(24)
Accretion of contingent consideration	(1,591)	(2,424)	833	34
Change in fair value of contingent consideration	(23,215)	16,897	(40,112)	(237)
Net earnings before income taxes	$23,510	$24,047	$(537)	(2)%

For the three months ended September 30, 2016, gain on sale of loans, net were $113.2 million compared to $47.3 million in the comparable 2015 period. The $65.9 million increase is primarily due to a  $49.3 increase in premiums from the sale of mortgage loans, a $17.5 million increase in premiums from servicing retained loan sales and a $8.5 million increase in realized and unrealized net gains on derivative financial instruments, partially offset by a $7.2 million increase in direct loan origination expenses, a $1.4 million decrease in MTM gains, and a $907 thousand decrease in provision for repurchases.

The overall increase in gain on sale of loans, net was due to increased volumes and gain on sale margins.   For the three months ended September 30, 2016, we originated and sold $4.2 billion and $4.1 billion of loans, respectively, as compared to $2.3 billion and $2.2 billion of loans originated and sold, respectively, during the same period in 2015.  Margins increased to approximately 268 bps for the three months ended September 30, 2016 as compared to 205 bps for the same period in 2015 due to a higher concentration of retail loans which have higher margins.

For the three months ended September 30, 2016, servicing income, net was $3.8 million compared to $2.4 million in the comparable 2015 period.  The increase in servicing income, net was the result of the servicing portfolio increasing 59% to an average balance of $8.5 billion for the three months ended September 30, 2016 as compared to an average balance of $5.4 billion for the three months ended September 30, 2015.   The increase in the average balance of

the servicing portfolio is a result of servicing retained loan sales of $4.0 billion during the three months ended September 30, 2016

For the three months ended September 30, 2016, loss on MSRs was $15.9 million compared to $4.8 million in the comparable 2015 period. For the three months ended September 30, 2016, we recorded  an $8.2 million loss from change in fair value of MSRs including $9.4  million in MTM losses due to $1.1 billion UPB of prepayments offset by a MTM gain at September 30, 2016 of $1.2  million due to a slight increase in mortgage interest rates in September.  As a result of our successful retention efforts, we recaptured and refinanced 85% of these prepayments at a lower coupon rate and thus a higher servicing value.   Despite the MTM loss from loan prepayments recorded as a loss on MSRs, there was also a corresponding income from the recaptured loan with a higher MSR value recognized in gain on sale of loans, net in the consolidated statement of operations.

In addition to the MTM loss on MSRs, during the three months ended September 30, 2016 we had a $7.5 million loss on sale of MSRs related to refunds of premiums to investors for loan payoffs associated with sales of servicing rights in previous periods as compared to $471 thousand in the comparable 2015 period.  During the third quarter of 2016, we amended a previous MSR sale agreement, extending the early prepayment protection, in return allowing the Company to solicit the sold portfolio.  In the third quarter of 2016, the loss on mortgage servicing rights of $7.5 million includes a $2.8 million charge for third quarter 2016 activity and the remaining balance is primarily related to a reserve for potential future estimated premium recapture charges.  As long as the interest rate environment allows for recapture opportunities, we expect to continue to refinance borrowers in the sold portfolio.  However, we will monitor the profitability of this extended early prepayment protection on a month-to-month basis.  The amendment gives the Company the option to terminate the agreement with a 90 day notification.

Personnel expense increased $17.4 million to $38.0 million for the three months ended September 30, 2016.  The increase is primarily due to an increase in commission expense due to an increase in loan origination volumes as well as an increase in personnel related costs due to the addition of new sales personnel.

Business promotion was $10.3 million for the three months ended September 30, 2016, compared to $10.7 million for the comparable period of 2015.  Our centralized call center purchases leads and promotes its business through radio and television advertisements.  Despite the slight decrease in advertising expense,  origination volume increased as we continue to focus on growing market share and geographic scope within the CashCall Mortgage retail channel, as well as continued growth in the correspondent and wholesale lending channels.

Beginning in the second quarter of 2015, as part of the acquisition of CCM, we record accretion of the contingent consideration liability from the close of the transaction in March 2015 through the end of the earn-out period in December 2017, which increases the contingent consideration liability. The estimated contingent consideration liability is based on discounted cash flows which represent the time value of money of the liability during the earn-out period.  In the third quarter of 2016, accretion increased the contingent consideration liability by $1.6 million as compared to $2.4 million during the third quarter of 2015.  The reduction in accretion is due to the reduction in the estimated future pre-tax earnings as compared to projections in 2015.  The accretion will continue to be a charge against earnings in future quarters until the end of the earn-out period.

We recorded an $23.2 million change in fair value associated with an increase in the contingent consideration liability for the third quarter of 2016 related to updated assumptions including current market conditions and increased mortgage loan originations for CCM. The change in fair value of contingent consideration was related to the estimated increase in future pre-tax earnings of CCM over the remaining earn-out period of five quarters. The fair value of contingent consideration may change from quarter to quarter based upon actual experience and updated assumptions used to forecast pre-tax earnings for CCM. Even though this projected increase in mortgage volume for CCM is favorable, it resulted in a corresponding charge to earnings of $23.2 million in the third quarter of 2016.

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

	For the Nine Months Ended September 30,
			Increase	%
	2016	2015	(Decrease)	Change
Gain on sale of loans, net	$245,849	$133,018	$112,831	85%
Servicing income, net	8,680	4,083	4,597	113
Loss on mortgage servicing rights	(41,249)	(14,176)	(27,073)	(191)
Other	70	(25)	95	380
Total revenues	213,350	122,900	90,450	74
Other income	2,148	1,673	475	28
Personnel expense	(92,334)	(55,252)	(37,082)	(67)
Business promotion	(30,721)	(19,496)	(11,225)	(58)
General, administrative and other	(15,214)	(11,351)	(3,863)	(34)
Accretion of contingent consideration	(5,244)	(5,471)	227	4
Change in fair value of contingent consideration	(34,569)	28,223	(62,792)	(222)
Net earnings before income taxes	$37,416	$61,226	$(23,810)	(39)%

Gain on sale of loans, net includes the operating expenses of CCM in the first quarter of 2015 before we closed the transaction on March 31, 2015.  We received the economic benefit of the CCM transactions from the beginning of 2015 but did not hire the employees of CCM or incur direct operating expenditures of CCM until after the close of the transaction.  Accordingly, operating expenses for CCM in the first quarter of 2015 were included within gain on sale of loans, net as loan origination costs in the consolidated statements of operations.  Beginning with the second quarter of 2015 the operating expenses of CCM were included in personnel, business promotion, general, administrative and other expense, as normally presented.

For the nine months ended September 30, 2016, gain on sale of loans, net were $245.8 million compared to $133.0 million in the comparable 2015 period. The $112.8 million increase is primarily due to $9.8 billion in originations for the nine months ended September 30, 2016 as compared to $7.3 billion for the same perion in 2015 as well as the presentation of CCM operating expenses in the first quarter of 2015.

For the nine months ended September 30, 2016, servicing income, net was $8.7 million compared to $4.1 million in the comparable 2015 period.  The increase in servicing income, net was the result of the servicing portfolio increasing 78% to an average balance of $6.4 billion for the nine months ended September 30, 2016 as compared to an average balance of $3.6 billion for the nine months ended September 30, 2015.   The increase in the average balance of the servicing portfolio is a result of servicing retained loan sales of $9.1 billion during the nine months ended September 30, 2016 partially offset by a bulk sale of MSRs of approximately $815.0 million.

For the nine months ended September 30, 2016, loss on MSRs was $41.2 million compared to $14.2 million in the comparable 2015 period. For the nine months ended September 30, 2016, we recorded a $32.0 million loss from a change in fair value of MSRs primarily the result of $2.4 billion in prepayments due to the low mortgage interest rate environment during the first nine months of 2016 which resulted in an increase in actual prepayments as well as prepayment speed assumptions.  For the nine months ended Septemeber 30, 2016, as a result of our successful retention efforts, we recaptured and refinanced 83% of these prepayments at a lower coupon rate and thus a higher servicing value.   Despite the MTM loss from loan prepayments recorded as a loss on MSRs, there was also a corresponding income from the recaptured loan with a higher MSR value recognized in gain on sale of loans, net in the consolidated statement of operations.

In addition to the MTM loss on MSRs, during the nine months ended September 30, 2016 we had a $10.6 million loss on sale of mortgage servicing rights related to refunds of premiums to investors for loan payoffs associated with sales of servicing rights in previous periods as compared to $6.2 million in the comparable 2015 period as well a $1.0 million loss on the sale of $815.0 million UPB of MSRs.  Partially offsetting the loss was a $1.4 million increase in realized and unrealized gains from hedging instruments related to MSRs.  During the third quarter of 2016, we amended a previous MSR sale agreement, extending the early prepayment protection, in return allowing the Company to solicit the sold portfolio.  In the third quarter of 2016, the loss on mortgage servicing rights of $7.5 million includes a $2.8 million charge for third quarter 2016 activity and the remaining balance is primarily related to a reserve for potential future estimated premium recapture charges.  As long as the interest rate environment allows for recapture opportunities, we expect to continue to refinance borrowers in the sold portfolio.  However, we will monitor the profitability of this extended early prepayment protection on a month-to-month basis.  The amendment gives the Company the option to terminate the agreement with a 90 day notification.

 Beginning in the second quarter of 2015, as part of the acquisition of CCM, we record accretion of the contingent consideration liability from the close of the transaction in March 2015 through the end of the earn-out period in December 2017, which increases the contingent consideration liability. The estimated contingent consideration liability is based on discounted cash flows which represent the time value of money of the liability during the earn-out period.  In the first nine months of 2016, accretion increased the contingent consideration liability by $5.2 million. We did not record accretion in the first quarter of 2015 as the acquisition transaction did not close until March 31, 2015, however the accretion will continue to be a charge against earnings in the future five quarters until the end of the earn-out period.

We recorded a $34.6 million change in fair value associated with an increase in the contingent consideration liability for the first nine months of 2016 related to updated assumptions including current market conditions and increased mortgage loan originations for CCM. The change in fair value of contingent consideration was related to the estimated increase in future pre-tax earnings of CCM over the remaining earn-out period of five quarters. The fair value of contingent consideration may change from quarter to quarter based upon actual experience and updated assumptions used to forecast pre-tax earnings for CCM. Even though this projected increase in mortgage volume for CCM is favorable, it resulted in a corresponding charge to earnings of $34.6 million in the third quarter of 2016.

Real Estate Services

	For the Three Months Ended September 30,
			Increase	%
	2016	2015	(Decrease)	Change
Real estate services fees, net	$2,678	$2,775	$(97)	(3)%
Personnel expense	(1,863)	(1,156)	(707)	(61)
General, administrative and other	(142)	(291)	149	51
Net earnings before income taxes	$673	$1,328	$(655)	(49)%

For the three months ended September 30, 2016, real estate services fees, net were $2.7 million compared to $2.8 million in the comparable 2015 period. The $97 thousand decrease in real estate services fees, net was the result of a $679 thousand decrease in real estate and recovery fees and a $79 thousand decrease in real estate services partially offset by a $661 thousand increase in loss mitigation fees.  The decrease was primarily the result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio as compared to the third quarter of 2015.

	For the Nine Months Ended September 30,
			Increase	%
	2016	2015	(Decrease)	Change
Real estate services fees, net	$6,773	$7,872	$(1,099)	(14)%
Personnel expense	(4,721)	(3,787)	(934)	(25)
General, administrative and other	(507)	(635)	128	20
Net earnings before income taxes	$1,545	$3,450	$(1,905)	(55)%

For the nine months ended September 30, 2016, real estate services fees, net were $6.8 million compared to $7.9 million in the comparable 2015 period. The $1.1 million decrease in real estate services fees, net was the result of a $1.5 million decrease in real estate and recovery fees and a $14 thousand increase in real estate services partially offset by a $411 thousand increase in loss mitigation fees.  The decrease was primarily the result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio as compared to the first nine months of 2015.

Long-Term Mortgage Portfolio

	For the Three Months Ended September 30,
			Increase	%
	2016	2015	(Decrease)	Change
Other revenue	$71	$79	$(8)	(10)%

Personnel expense	(3)	(155)	152	98%
General, administrative and other	(99)	(108)	9	8
Total expenses	(102)	(263)	161	61

Net interest income	1,495	1,068	427	40
Change in fair value of long-term debt	(8,641)	—	(8,641)	n/a
Change in fair value of net trust assets, including trust REO gains (losses)	1,071	(3,004)	4,075	136
Total other income (expense)	(6,075)	(1,936)	(4,139)	(214)
Loss before income taxes	$(6,106)	$(2,120)	$(3,986)	(188)%

For the three months ended September 30, 2016, net interest income totaled $1.5 million as compared to $1.1 million for the comparable 2015 period. Net interest income increased $427 thousand for the quarter ended September 30, 2016 primarily attributable to a $573 thousand increase in net interest spread on the long-term mortgage portfolio due to an improvement in net interest income and cash flows in trusts with residual interests. Partially offsetting the increase in interest income was a $144 thousand increase in interest expense on the long-term debt due to an increase in 3 month LIBOR as compared to the prior year.

Change in the fair value of long-term debt resulted in an expense of $8.6 million for the three months ended September 30, 2016, compared to no gain or loss for the comparable 2015 period as a result of an increase in the estimated fair value of long-term debt. The increase in the estimated fair value of long-term debt was primarily the result of a decrease in the discount rate attributable to an improvement in our own credit risk profile associated with our capital raise during the third quarter, improvement in our financial condition and results of operations from the mortgage lending segment during the third quarter of 2016.

The change in fair value related to our net trust assets (residual interests in securitizations) was a gain of $1.1 million for the three months ended September 30, 2016, compared to a loss of $3.0 million in the comparable 2015 period. The change in fair value of net trust assets, excluding REO was due to $2.5 million in gains from changes in fair value of securitized mortgage borrowings, securitized mortgage collateral and investment securities available-for-sale primarily associated with a decrease in LIBOR as well as updated assumptions on certain later vintage trusts with improved performance. Additionally, the NRV of REO decreased $1.4 million during the period attributed to higher expected loss severities on properties held in the long-term mortgage portfolio during the period.

	For the Nine Months Ended September 30,
			Increase	%
	2016	2015	(Decrease)	Change
Other revenue	$183	$203	$(20)	(10)%

Personnel expense	(14)	(235)	221	94%
General, administrative and other	(333)	(376)	43	11
Total expenses	(347)	(611)	264	43

Net interest income	4,259	3,458	801	23
Change in fair value of long-term debt	(7,286)	(8,661)	1,375	16
Change in fair value of net trust assets, including trust REO gains (losses)	2,609	(3,078)	5,687	185
Total other income (expense)	(418)	(8,281)	7,863	95
Loss before income taxes	$(582)	$(8,689)	$8,107	93%

For the nine months ended September 30, 2016, net interest income totaled $4.3 million as compared to $3.5 million for the comparable 2015 period. Net interest income increased $801 thousand for the nine months ended September 30, 2016 primarily attributable to a $1.1 million increase in net interest spread on the long-term mortgage portfolio due to an improvement in net interest income and cash flows in trusts with residual interests. Partially offsetting the increase in interest income was a $261 thousand increase in interest expense on the long-term debt due to an increase in 3 month LIBOR as compared to the prior year.

Change in the fair value of long-term debt resulted in an expense of $7.3 million for the nine months ended September 30, 2016, compared to an expense of $8.7 million for the comparable 2015 period as a result of the increase in the estimated fair value of long-term debt. The increase in the estimated fair value of long-term debt during the nine months ended  September 30, 2016 was primarily the result of a decrease in the discount rate attributable to an improvement in our own credit risk profile associated with our capital raise during the third quarter, improvement in our financial condition and results of operations from the mortgage lending segment during the third quarter of 2016.  The increase in the estimated fair value of long-term debt during the 2015 was primarily the result of a decrease in the discount rate attributable to an improvement in our own credit risk profile, improvement in our financial condition and results of operations from the mortgage lending segment including the acquisition of CCM during the first quarter of 2015 as well as an increase in forward LIBOR interest rates during the second quarter of 2015.

The change in fair value related to our net trust assets (residual interests in securitizations) was a gain of $2.6 million for the nine months ended September 30, 2016. The change in fair value of net trust assets, including REO was due to $8.6 million in gains from changes in fair value of securitized mortgage borrowings, securitized mortgage collateral and investment securities available-for-sale primarily associated with a decrease in LIBOR as well as updated assumptions on certain later vintage trusts with improved performance. Partially offsetting the increase was a $6.0 million decrease in NRV of REO during the period attributed to higher expected loss severities on properties held in the long-term mortgage portfolio during the period.

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

	For the Three Months Ended September 30,
			Increase	%
	2016	2015	(Decrease)	Change
Interest expense	$(1,283)	$(1,607)	324	20%
Other expenses	(426)	(1,558)	1,132	73
Net loss before income taxes	$(1,709)	$(3,165)	$1,456	46%

For the three months ended September 30, 2016, interest expense decreased to $1.3 million as compared to $1.6 million for the comparable 2015 period. The $324 thousand decrease in interest expense was primarily due to the conversion of the original $20.0 million in Convertible Notes to common stock in January 2016.  Additionally, in June 2016, we paid $100 thousand extionsion fee to extend the maturity of the Term Financing to June 2017, which slightly increased interest exense as the fee is amortized amortized using the effective yield method over the extended term of the financing.

For the September 30, 2016, other expenses decreased to $426 thousand as compared to $1.6 million for the comparable 2015 period. The decrease was primarily due to a $806 thousand decrease in legal and professional fees as well as a $768 thousand increase in allocated corporate expenses. The growth of the mortgage lending division resulted in increased allocations of certain corporate costs due to increased headcount.   Partially offsetting the decrease was a $432 thousand increase in data processing.

	For the Nine Months Ended September 30,
			Increase	%
	2016	2015	(Decrease)	Change
Interest expense	$(4,371)	$(2,996)	(1,375)	(46)%
Other expenses	(3,551)	(5,753)	2,202	38
Net loss before income taxes	$(7,922)	$(8,749)	$827	9%

For the nine months ended September 30, 2016, interest expense increased to $4.4 million as compared to $3.0 million for the comparable 2015 period. The increase was primarily due to a $1.5 million increase in interest expense from the $30.0 million Term Financing issued in June of 2015 as well as a $132 thousand increase attributable to the Convertible Notes.  The increase in interest expense on the Convertible Notes is primarily related to the timing of the transaction as it was entered into in May 2015 as well as $129 thousand of debt issuance costs accelerated upon conversion of the 2013 Notes in January 2016.  Partially offsetting the increase in interest expense was a $399 thousand decrease in interest expense related to the payoff of the short-term borrowings in 2015.

For the nine months ended September 30, 2016, other expenses decreased to $3.6 million as compared to $5.8 million for the comparable 2015 period. The decrease was primarily due to an $1.7 million increase in allocated corporate expenses,  a $617 thousand decrease in occupancy expense as well as a $511 thousand decrease in legal and professional fees.  The growth of the mortgage lending division resulted in increased allocations of certain corporate costs due to increased headcount.   Partially offsetting the decrease was a $711 thousand increase in data processing.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of operational and market risks.  Refer to the complete discussion of operational and market risks included in Part II, Item 7 of our report on Form 10-K for the year ended December 31, 2015.  There has been no material change to the types of market and operational risks faced by us.

Interest Rate Risk

Our interest rate risk arises from the financial instruments and positions we hold. This includes mortgage loans held for sale, MSRs and derivative financial instruments. These risks are regularly monitored by executive management that identify and manage the sensitivity of earnings or capital to changing interest rates to achieve our overall financial objectives.

Our principal market exposure is to interest rate risk, specifically changes in long-term Treasury rates and mortgage interest rates due to their impact on mortgage-related assets and commitments. We are also exposed to changes in short-term interest rates, such as LIBOR, on certain variable rate borrowings including our term financing and mortgage warehouse borrowings. We anticipate that such interest rates will remain our primary benchmark for market risk for the foreseeable future.

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

We manage the interest rate risk associated with our outstanding IRLCs and mortgage loans held for sale by entering into derivative loan instruments such as forward loan sales commitments or To-Be-Announced mortgage backed securities (TBA Forward Commitments). We expect these derivatives will experience changes in fair value opposite to changes in fair value of the derivative IRLCs and mortgage loans held-for-sale, thereby reducing earnings volatility. We take into account various factors and strategies in determining the portion of the mortgage pipeline (derivative loan commitments) and mortgage loans held for sale we want to economically hedge. Our expectation of how many of our IRLCs will ultimately close is a key factor in determining the notional amount of derivatives used in hedging the position.

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

We used September 30, 2016 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitivity and assume instantaneous, parallel shifts in interest rate yield curves. Management uses sensitivity analysis, such as those summarized below, based on a hypothetical 25 basis point increase or decrease in interest rates, to monitor the risks associated with changes in interest rates. We believe the use of a 50 basis point shift up and down (100 basis point range) is appropriate given the relatively short time period that the mortgage loans pipeline is held on our balance sheet and exposed to interest rate risk (during the processing, underwriting and closing stages of the mortgage loans which can last up to approximately 60 days). We also actively manage our risk management strategy for our mortgage loans pipeline (through the use of economic hedges such as forward loan sale commitments and mandatory delivery commitments) and generally adjust our hedging position daily. In analyzing the interest rate risks associated with our MSRs, management also uses multiple sensitivity analyses (hypothetical 25 and 50 basis point increases and decreases) to review the interest rate risk associated with our MSRs.

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

The following table summarizes the estimated changes in the fair value of our mortgage pipeline, MSRs and related derivatives that are sensitive to interest rates as of September 30, 2016 given hypothetical instantaneous parallel shifts in the yield curve:

	Changes in Fair Value
	Down	Down	Up	Up
	50 bps	25 bps	25 bps	50 bps
Total mortgage pipeline (1)	(2)	(74)	(58)	(367)
Mortgage servicing rights (2)	(13,517)	(6,825)	6,624	12,929

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our CEO and CFO, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e). Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that, as September 30, 2016, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A:  RISK FACTORS

None.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:  MINE SAFETY DISCLOSURES

None.

ITEM 5:  OTHER INFORMATION

None.

ITEM 6: EXHIBITS

(a)	Exhibits:
10.1	2010 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of the Company’s Current Report Form 8-K filed with the Securities and Exchange Commission on July 21, 2016).
10.2

Amendment to employment agreement dated September 8, 2016 between Impac Mortgage Holdings, Inc. and Ron Morrison  (incorporated by reference to Exhibit 10.1 of the Company’s Current Report Form 8-K filed with the Securities and Exchange  Commission on September 8, 2016).

10.3

Amendment to employment agreement dated September 8, 2016 between Impac Mortgage Holdings, Inc. and Todd Taylor (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2016).

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
101

The following materials from Impac Mortgage Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Cash Flows, and (4) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

November 7, 2016