Form 10-K
period 2016-12-31
IMPAC MORTGAGE HOLDINGS INC
filed 2017-03-09
CIK 1000298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number: 1‑14100

IMPAC MORTGAGE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Maryland	33‑0675505
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19500 Jamboree Road, Irvine, California 92612

(Address of principal executive offices)

(949) 475‑3600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	NYSE MKT
Preferred Stock Purchase Rights	NYSE MKT

Securities registered pursuant to Section 12(g) of the Act: none

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non‑accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b‑2) Yes ☐ No ☒

As of June 30, 2016, the aggregate market value of the voting stock held by non‑affiliates of the registrant was approximately $124.6 million, based on the closing sales price of common stock on the NYSE MKT on June 30, 2016. For purposes of the calculation only, all directors and executive officers and beneficial holders of more than 10% of the stock of the registrant have been deemed affiliates. There were 16,025,483 shares of common stock outstanding as of March 1, 2017.

IMPAC MORTGAGE HOLDINGS, INC.

2016 FORM 10‑K ANNUAL REPORT

PART I

ITEM 1. BUSINESS

Impac Mortgage Holdings, Inc., sometimes referred to herein as the “Company,” “we,” “our” or “us,” is a Maryland corporation incorporated in August 1995 and includes the following subsidiaries: Integrated Real Estate Service Corporation, or IRES, IMH Assets Corp. and Impac Funding Corporation. IRES subsidiary, Impac Mortgage Corp. (IMC), formerly known as Excel Mortgage Servicing, Inc., or Excel, conducts our mortgage lending and real estate services operations.

Forward‑Looking Statements

This report on Form 10‑K contains certain forward‑looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward‑looking statements, some of which are based on various assumptions and events that are beyond our control, may be identified by reference to a future period or periods or by the use of forward‑looking terminology, such as “may,” “will,” “believe,” “expect,” “likely,” “should,” “could,” “seem to,” “anticipate,” “plan,” “intend,” “project,” “assume,” or similar terms or variations on those terms or the negative of those terms. The forward‑looking statements are based on current management expectations. Actual results may differ materially as a result of several factors, including, but not limited to the following: failure to achieve the benefits expected from the acquisition of the CCM operations, including an increase in origination volume generally, increase in each of our origination channels and ability to successfully use the marketing platform to expand volumes of our other loan products; successful development, marketing, sale and financing of new and existing financial products, including expansion of non‑Qualified Mortgage originations and conventional and government loan programs; legal and other risks related to new financial products, origination channels, geographic footprint and revenue streams; ability to successfully diversify our financial products; ability to increase origination of purchase money loans; volatility in the mortgage and consumer financial industry; unexpected interest rate fluctuations and margin compression; our ability to manage personnel expenses in relation to mortgage production levels; our ability to successfully use warehousing capacity; increased competition in the mortgage lending industry by larger or more efficient companies; issues and system risks related to our technology; ability to successfully create cost and product efficiencies through new technology; more than expected increases in default rates or loss severities and mortgage related losses; ability to obtain additional financing, through lending and repurchase facilities, debt or equity funding, strategic relationships or otherwise; the terms of any financing, whether debt or equity, that we do obtain and our expected use of proceeds from any financing; increase in loan repurchase requests and ability to adequately settle repurchase obligations; failure to create brand awareness; the outcome, including any settlements, of litigation or regulatory actions pending against us or other legal contingencies; and our compliance with applicable local, state and federal laws and regulations and other general market and economic conditions.

For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward‑looking statements, see Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. This document speaks only as of its date and we do not undertake, and specifically disclaim any obligation, to release publicly the results of any revisions that may be made to any forward‑looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Available Information

Our internet website address is www.impaccompanies.com. We make available our annual reports on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K and proxy statements for our annual stockholders’ meetings, as well as any amendments to those reports, free of charge through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC. You can learn more about us by reviewing our SEC filings on our website by clicking on “Investor Relations—Stockholder Relations” located on our home page and proceeding to “SEC Filings.” We also make available on our website, under “Corporate Governance,” charters for the audit, compensation, and governance and nominating committees of our board of directors, our Code of Business Conduct and Ethics, our Corporate Governance Guidelines and other company information, including amendments to such documents and waivers, if any, to our Code of Business Conduct and Ethics. These documents will also be furnished, free of charge, upon written request to Impac Mortgage Holdings, Inc., Attention: Stockholder Relations, 19500 Jamboree Road, Irvine, California 92612. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including our Company.

Our Company

We are an established nationwide independent residential mortgage lender. We were founded in 1995 by members of our current management team, who have extensive experience and an established track record of operating our Company through multiple market cycles. We originate, sell and service residential mortgage loans. We primarily originate conventional mortgage loans eligible for sale to U.S. government‑sponsored enterprises, or GSEs, including Fannie Mae, Freddie Mac (conventional loans), and government‑insured mortgage loans eligible for government securities issued through Ginnie Mae (government loans).

Recent Developments

In February 2017, we entered into a Loan and Security Agreement with a lender providing for a revolving loan commitment of up to $40.0 million for a period of two years secured by Fannie Mae servicing rights.  Upon closing, we drew down $35.1 million, and used a portion of the proceeds to pay off the Term Financing (approximately $30.1 million) originally entered into in June 2015.

Segments

Our business activities are organized and presented in three primary operating segments: Mortgage Lending, Real Estate Services and the Long‑Term Mortgage Portfolio. Our mortgage lending segment provides mortgage lending products through three lending channels, retail, wholesale and correspondent, retains mortgage servicing rights and provides warehouse lending facilities.  Our real estate services segment performs master servicing and provides loss mitigation services for primarily our securitized long-term mortgage portfolio.  And, our long-term mortgage portfolio consists of residual interests in securitization trusts.  A description of each operating segment is presented below with further details and discussions of each segment’s results of operations presented in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

In addition to the segments described above, we also have a corporate segment, which supports all of the operating segments. The corporate segment includes unallocated corporate and other administrative costs as described below.

Mortgage Lending

We are focused on expanding our mortgage lending platform providing conventional and government‑insured mortgage loans as well as provide innovative products to meet the needs of borrowers not met by traditional conventional and government products. Our mortgage lending operation generates origination and processing fees, net of origination costs, at the time of origination as well as gains or unexpected losses when the loans are sold to third party investors, including the GSEs and Ginnie Mae. We retain mortgage servicing rights from the sale of mortgage loans and earn servicing fees, net of sub‑servicer costs, from our mortgage servicing portfolio. From time to time, we sell mortgage servicing rights from our servicing portfolio.

As a nationwide mortgage lender, we are approved to originate and service Fannie Mae, Freddie Mac and Ginnie Mae eligible loans. We primarily originate, sell and service conventional, conforming agency and government insured residential mortgage loans originated or acquired through our three channels: Retail (consumer direct), Correspondent and Wholesale.

•

Retail (consumer direct) channel - CashCall Mortgage (CCM), operates as a centralized call center that utilizes a marketing platform to generate customer leads through the internet and call center loan agents. As a centralized retail call center, loan applications are received and taken by loan agents directly from consumers and through the internet.

•	Wholesale channel - Originates loans sourced through mortgage brokers.
•	Correspondent channel - Acquires closed loans from approved correspondent sellers.

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

Our mortgage lending activities primarily consist of the origination, sale and servicing of conventional loans eligible for sale to Fannie Mae and Freddie Mac, and government‑insured loans eligible for Ginnie Mae securities issuance. We currently originate and fund mortgages through our wholly‑owned subsidiary, IMC. In order to originate mortgage loans we must be able to finance them and hold them on our balance sheet until such loans are sold, generally within 10 to 20 days. In order to do this we must have lines of credit with banks (called warehouse lines) that allow us the short term funding required.

The following table presents selected data from our mortgage lending operations for the year ended December 31, 2016 and 2015:

(in millions)	2016	2015	2014
Originations	$12,924.2	$9,259.0	$2,848.8
Servicing Portfolio	12,351.5	3,570.7	2,267.1
Mortgage servicing rights	131.5	36.4	24.4

Our origination volumes increased 40% in 2016 to $12.9 billion as compared to $9.3 billion in 2015 and $2.8 billion in 2014. In 2016, our retail channel achieved the most significant growth as a percentage of total originations. Of the $12.9 billion in total originations in 2016, approximately $9.7 billion, or 75%, was originated through the retail channel. In contrast, during 2015, our retail originations contributed 60% to our total origination volume.

Our mortgage servicing portfolio increased in 2016 primarily due to servicing‑retained sales of conforming GSE‑eligible loans and government‑insured loans eligible for Ginnie Mae securities, net of bulk sales of mortgage servicing rights. In 2016, we had servicing retained loan sales of $10.9 billion of conforming GSE‑eligible loans and issued $1.7 billion of government securities through Ginnie Mae on a servicing retained basis, partially offset by bulk sales of mortgage servicing rights of approximately $815.0 million in unpaid principal balance (UPB).

Each of our three origination channels, Retail, Wholesale and Correspondent, produces similar mortgage loan products and applies similar underwriting standards.

	For the year ended December 31,
(in millions)	2016	%	2015	%	2014	%
Originations by Channel:
Retail	$9,670.1	75%	$5,571.8	60%	$80.3	3%
Correspondent	1,919.9	15	2,238.0	24	2,169.6	76
Wholesale	1,334.2	10	1,449.2	16	598.9	21
Total originations	$12,924.2	100%	$9,259.0	100%	$2,848.8	100%

Retail—Our retail channel today consists of our consumer direct call center CCM, a leading originator based in Orange, California, which utilizes a high‑volume, rapid turn time funding model with a focus on providing exceptional customer service. The acquisition of CCM’s residential lending platform added a centralized retail call center to IMC’s current business‑to‑business origination channels and provides additional capacity to process increased origination volumes of expanded products including our non‑QM loan programs and government insured Ginnie Mae programs, while profitably creating servicing assets for IMC.

When loans are originated on a retail basis, the origination documentation is completed inclusive of customer disclosures and other aspects of the lending process and funding of the transaction is completed internally. Our call center representatives contact borrowers through either inbound or outbound marketing campaigns sourced from purchase‑money and refinance mortgage leads, including leads sourced from customer referrals and retention of customers in the servicing portfolio that are seeking to refinance or purchase a property. For the year ended December 31, 2016, we closed $9.7 billion of loans in this origination channel, which equaled 75% of total originations, as compared to $5.6 billion or 60% of total originations during 2015.

Wholesale—In a wholesale transaction, our account executives work directly with mortgage brokers who originate and document loans for delivery to our operational center where we underwrite and fund the mortgage loan. Each loan is underwritten to our underwriting standards and, if approved, the borrower is sent new disclosures under our name and the loan is funded in the name of Impac Mortgage.

Prior to accepting loans from mortgage brokers, each mortgage broker is required to meet our guidelines for minimum experience, credit score and net worth. We also obtain a third‑party due diligence report for each prospective broker that verifies licensing and provides information on any industry sanctions that might exist. In addition, each mortgage broker is required to sign our broker agreement that contains certain representations and warranties from the brokers. For the year ended December 31, 2016, we closed loans totaling $1.3 billion in this origination channel, which equaled 10% of total originations, as compared to $1.4 billion or 16% of total originations during 2015.

Correspondent—Our correspondent channel represents mortgage loans acquired from our correspondent sellers. Our correspondent channel has historically targeted a market of small banks, credit unions and small mortgage banking firms. Prior to accepting loans from correspondent sellers, each seller is underwritten to determine if it meets financial and other guidelines. Our review of each prospective seller includes obtaining a third party due diligence report that verifies licensing, insurance coverage, quality of recent Federal Housing Administration (FHA) originations and provides information on any industry sanctions that might exist. In addition, each seller is required to sign our correspondent seller agreement that contains certain representations and warranties from the seller allowing us to require the seller to repurchase a loan sold to us for various reasons including (i) ineligibility for sale to GSEs, (ii) early payment default, (iii) early pay‑off or (iv) if the loan is uninsurable by a government agency.

In our correspondent channel, the correspondent seller originates and closes the loan. After the loan is originated, the correspondent seller provides the needed documentation and information to us to review and determine if it meets our underwriting guidelines. The loan is acquired by us only after we approve it for purchase. We focus on customer service for our clients by facilitating prompt review by our due diligence team, providing bid pricing on both newly originated and seasoned portfolios, enabling clients to deliver one loan at a time on a flow basis and providing clients with expedited funding timelines. We purchase conventional loans eligible for sale to the GSEs and government‑insured loans eligible for Ginnie Mae securities. For the year ended December 31, 2016, we closed loans totaling $1.9 billion in the correspondent origination channel, which equaled 15% of total originations, compared to $2.2 billion or 24% of total originations during 2015.

Since 2011, we have provided loans to customers predominantly in the Western U.S. with California, Washington and Arizona comprising 87.5% of originations in 2016. Currently, we provide nationwide lending with our retail call center and correspondent sellers and mortgage brokers.

Loan Types

Our loan products primarily include conventional loans eligible for sale to Fannie Mae and Freddie Mac and loans eligible for government insurance by FHA, Veteran’s Administration (VA) and U.S. Department of Agriculture (USDA) and also NonQM. We have enhanced our product offering to include more loan products less sensitive to changing interest rates, including FHA 203(k), a home improvement loan that provides the borrower funds to make renovations, intermediate Adjustable Rate Mortgages and GSE and government‑insured loan programs such as Home Affordable Refinance Program (HARP) loans which help timely paying borrowers to refinance into a loan with a lower interest rate despite the loan balance being greater than the estimated fair value of their home. We believe that these loan products will prepay at a slower rate as compared to other products. By retaining these loan products in our servicing portfolio, we expect to maintain a less volatile mortgage servicing portfolio.

We believe there is an underserved mortgage market for borrowers with good credit who may not meet the qualified mortgage (QM) guidelines set out by the Consumer Financial Protection Bureau (CFPB). During 2014, we rolled out and began originating NonQM loans. As the demand by consumers for the NonQM product grows we expect the investor appetite will increase for the NonQM mortgages.

We have established strict lending guidelines, including determining the prospective borrowers’ ability to repay the mortgage, which we believe will keep delinquencies and foreclosures at acceptable levels. We continue to refine our guidelines to expand our reach to the underserved market of credit worthy borrowers who can fully document and substantiate an ability to repay mortgage loans, but unable to obtain financing through traditional programs (QM loans), for example self-employed borrowers  Additionally, we relaunched our NonQM loan programs as “The Intelligent NonQM Mortgage”, to better communicate our NonQM loan value proposition to consumers, brokers, sellers and investors.  In conjunction with establishing strict lending guidelines, we have also established investor relationships which provides us with an exit strategy for these nonconforming loans.

To help mitigate against reduced refinance volumes with the increase in mortgage interest rates in 2017, we are focusing on opportunities to increase our origination of purchase money loans as well as diversify our revenue streams. Our efforts to expand our NonQM volumes as well as increase our geographic footprint of our originations are part of this strategy.

The following table indicates the breakdown of our originations by loan type for the periods indicated:

	For the year ended December 31,
(in millions)	2016	2015	2014
Originations by Loan Type:
Government	$1,721.1	$1,805.5	$817.8
Conventional	10,907.8	7,270.8	1,947.7
NonQM	289.6	132.4	7.0
Other	5.7	50.3	76.3
Total originations	$12,924.2	$9,259.0	$2,848.8

Loan Sales—Selling Loans to GSEs, Issuing Ginnie Mae Securities and Selling Loans on a Whole Loan Basis

We sell our mortgage loans to the secondary market, including sales to the GSEs and issuing securities through Ginnie Mae. We primarily sell loans on a servicing‑retained basis where the loan is sold to an investor such as Fannie Mae, and we retain the right to service that loan, called mortgage servicing rights, or MSRs. We securitize government-insured loans by issuing Ginnie Mae securities through a process whereby a pool of loans is transferred to Ginnie Mae as collateral for a government mortgage‑backed security. To a lesser extent, we sell our residential mortgage loans on a whole loan basis where the investor also acquires the servicing rights.

The following table indicates the breakdown of our loan sales to GSEs, issuance of Ginnie Mae securities and loans sold to investors on a whole loan basis for the periods as indicated:

	For the year ended
	December 31,
(in millions)	2016	2015	2014
Fannie Mae	$6,212.1	$5,434.3	$892.4
Freddie Mac	4,693.2	1,793.0	992.8
Ginnie Mae	1,682.5	1,770.6	790.0
Total servicing retained sales	12,587.8	8,997.9	2,675.2
Other (servicing released)	255.1	173.5	70.8
Total loan sales	$12,842.9	$9,171.4	$2,746.0

Mortgage Servicing

Upon our sale of loans to GSEs or the issuance of securities through Ginnie Mae, we generally retain the mortgage servicing rights with respect to the mortgage loans. We also sell loans on a servicing‑released basis to secondary market investors where we do not retain the servicing rights. When we retain servicing rights, we are entitled to receive a servicing fee which is collected from interest payments made by the borrower and paid to us on a monthly basis equal to a specified percentage, typically between 0.25% and 0.44% per annum of the outstanding principal balance of the loans. We may also be entitled to receive additional servicing compensation, such as late payment fees and earn additional income through the use of non‑interest bearing escrows. As a mortgage servicer, we are required to advance certain amounts to meet the contractual loan servicing requirements for certain investors. We may advance principal, interest, property taxes and insurance for borrowers that have become delinquent, plus any other costs to preserve the property. Also, we will advance funds to maintain, repair and market foreclosed real estate properties. Such advances are typically repaid when the loan becomes current or repaid from the proceeds generated from the sale of the property subsequent to foreclosure.

We have hired a nationally recognized residential servicer to sub‑service the servicing portfolio. Although we use a sub‑servicer to provide primary servicing and certain default servicing functions, our servicing surveillance team, which is experienced in loss mitigation and real estate recovery, monitors and surveys the performance of the loans and sub‑servicer. We generally earn a servicing fee on each loan, but we also incur the cost of the sub‑servicer as well as the internal servicing surveillance team. Incurring the cost of both a sub‑servicer and an internal surveillance team reduces the net revenues we earn from the mortgage servicing portfolio, however, we believe it reduces our risk by minimizing delinquencies and repurchase risk.

During 2016, the mortgage servicing portfolio increased to $12.4 billion as of December 31, 2016 from $3.6 billion at the end of 2015, generating net servicing income of $13.7 million and $6.1 million, in 2016 and 2015, respectively. We also sell mortgage servicing rights to fund the expansion of origination volumes resulting in a decrease in our mortgage servicing portfolio. We may continue to monetize mortgage servicing rights as needed in the future. Furthermore, the value of mortgage servicing rights are affected by increases and decreases in mortgage interest rates. Therefore, volatility in mortgage rates generally causes volatility in the value of mortgage servicing rights.

Risk Management

Our risk management committee, comprised of senior management, meets monthly to identify, monitor, measure and mitigate key risks in the organization. The committee’s responsibilities, sometimes delegated to subcommittees, include monitoring the hedging positions and its effectiveness in mitigating interest rate risk, status of aged unsold loans, status of loans on the warehouse lines, the review of quality control reports, review of servicing portfolio and loan performance and the adequacy of the repurchase reserve and methodology.

Underwriting

We primarily originate residential first mortgage loans for sale that conform to the respective underwriting guidelines established by Fannie Mae, Freddie Mac, FHA, VA and USDA. Our mortgage loans are underwritten individually on a loan‑by‑loan basis. Each mortgage loan originated from our retail and wholesale channel are underwritten by one of our underwriters or by a third party contract underwriter using our underwriting guidelines. Each mortgage loan originated from our correspondent channel is reviewed internally or by a third party underwriting company to determine if the borrower meets our underwriting guidelines.

Our criteria for underwriting generally include, but are not limited to, full documentation of borrower’s income, assets, other relevant financial information, the specific agency’s eligible loan‑to‑value ratios (LTV), borrower’s debt‑to‑income ratio and full appraisals when required. Variances from any of these standards are permitted only to the extent allowable under the specific program requirements. Our underwriting procedures for all retail and wholesale loans require the use of a GSE automated underwriting system (AUS). Our underwriting procedures for all correspondent loans that have been originated by a correspondent seller includes a file review verifying that the borrower’s credit and the collateral meet our applicable program guidelines and an appropriate AUS report has been completed. We also confirm the loan is compliant with regulatory guidelines. In addition, we perform quality control procedures on selected pools prior to our acquisition of the loan.

Quality Control

Prior to funding, retail and wholesale loans are reviewed internally by our quality control department to verify the loan conforms to our program guidelines and meets state and federal compliance guidelines. Prior to the acquisition of a correspondent loan, we perform quality control procedures on selected pools. Management reviews the reports prior to the acquisition of any correspondent loan. We also perform post origination quality controls procedures on at least 10% of all mortgage loans funded or acquired. Additionally, we closely monitor the servicing performance of loans retained in our mortgage servicing portfolio to identify any opportunities to improve our underwriting process or procedures and identify any issues with mortgage brokers or correspondent sellers. Findings are summarized monthly and the appropriate changes are implemented.

Hedging

We are exposed to interest rate risks relating to our mortgage lending operations. We use derivative instruments to manage some of our interest rate risk. However, we do not attempt to hedge interest rate risk completely. Our strategy is to mitigate the market and interest rate risk from loan originations by either selling newly originated loans to GSEs or issuing Ginnie Mae mortgage‑backed securities. We typically attempt to sell our mortgage loans within 10 to 20 days from acquisition or origination.

We enter into interest rate lock commitments, or IRLCs, and commitments to sell mortgages to help mitigate some of the exposure to the effect of changing interest rates on our mortgage lending operation. We actively manage the IRLCs and uncommitted mortgage loans held for sale on a daily basis. To manage the risk, we utilize forward sold Fannie Mae and Ginnie Mae mortgage‑backed securities, known as to‑be‑announced mortgage‑backed securities (TBA MBS or Hedging Instruments), to hedge the fair value changes associated with changes in interest rates.

We are also exposed to interest rate risk associated with our mortgage servicing portfolio. Changes in interest rates affect the value of mortgage servicing rights on our consolidated balance sheets. To help manage the risk, in the fourth quarter of 2015, we began to use TBA MBS securities to hedge a portion of the fair value changes associated with changes in interest rates.

Data Security

Sensitive borrower information, such as name, address and social security number is included in nearly all mortgage loan files. We seek to keep this information secure for every borrower. To do so, our policy requires all sensitive borrower data to be transmitted to us through our secure website portal which allows all of our customers, correspondent sellers, mortgage brokers and individual borrowers to send data to us securely in an encrypted manner.

Real Estate Services

In 2008, we established our Real Estate Services segment to provide solutions to the distressed mortgage and real estate markets.  We provide loss mitigation and real estate services primarily on our own long‑term mortgage portfolio, including default surveillance, loan modification services, short sale services (where a lender agrees to take less than the balance owed from the borrower), real estate owned (REO) surveillance and disposition services and monitoring, reconciling and reporting services for residential and multifamily mortgage portfolios. We provide services to investors, servicers and individual borrowers primarily focusing on loss mitigation and performance of our own long‑term mortgage portfolio. These operations are conducted by IMC.

We provide loss mitigation and recovery services primarily on our long‑term mortgage portfolio. Our portfolio loss mitigation and real estate services operations include the following services:

•

Default surveillance and loss recovery services for residential and multifamily mortgage portfolios (primarily our own long‑term mortgage portfolio).  We assist loan servicers and investors with overall portfolio performance and maximizing cash recovery;

•

Loan modification solutions to individual borrowers. We interact with loan servicers and borrowers to assist them in lowering the monthly mortgage payments, which allows them to make their mortgage payments and possibly remain in their homes. We earn fees for these services once the modification is completed;

•

REO surveillance and disposition services. We provide these services to portfolio managers and servicers to assist them with improving portfolio performance by maximizing liquidation proceeds from managing foreclosed real estate assets. We also provide short sale (where a lender agrees to take less than the balance owed from the borrower) services on properties prior to foreclosure for servicers, investors and institutions with distressed and delinquent residential and multifamily mortgage portfolios, these services also included real estate brokerage services; and

•	Monitoring, reconciling and reporting services for residential and multifamily mortgage portfolios for investors and servicers.

We intend to continue to provide these services predominantly for our long‑term mortgage portfolio. We expect these revenues to gradually decline over time as our long‑term mortgage portfolio declines. To the extent that opportunities arise, we may expand our loss mitigation and real estate services to third parties.

Long‑Term Mortgage Portfolio

The long‑term mortgage portfolio primarily consists of residual interests in the securitization trusts reflected as trust assets and liabilities in our consolidated balance sheets that hold non‑conforming mortgage loans originated between 2002 and 2007. Since we are no longer adding new mortgage loans to the long‑term mortgage portfolio, the long‑term mortgage portfolio continues to decrease and is a smaller component of our overall operating results.

Our long‑term mortgage portfolio consists of our residual interests in securitizations represented on our consolidated balance sheet as the difference between total trust assets and total trust liabilities. Our long‑term mortgage portfolio includes adjustable rate and, to a lesser extent, fixed rate Alt‑A single‑family residential mortgages and commercial (primarily multifamily residential loans) mortgages that were acquired and originated primarily by our discontinued, non‑conforming mortgage lending operations and retained in our long‑term portfolio before 2008. Alt‑A mortgages are primarily first lien mortgages made to borrowers whose credit was generally within established Fannie Mae and Freddie Mac guidelines but have loan characteristics that make them non‑conforming under those guidelines.

In previous years, we securitized mortgage loans by transferring originated residential single‑family mortgage loans and multifamily commercial loans (the “transferred assets”) into non‑recourse bankruptcy remote trusts which in turn issued tranches of bonds to investors supported only by the cash flows of the transferred assets. Because the assets and liabilities in the securitizations are nonrecourse to us, the bondholders cannot look to us for repayment of their bonds in the event of a shortfall. These securitizations were structured to include interest rate derivatives. We retained the residual interest in each trust, and in most cases would perform the master servicing. A trustee and servicer, unrelated to us, was named for each securitization. Cash flows from the loans (the loan payments and liquidation of foreclosed real estate properties) collected by the loan servicer are remitted to us, the master servicer. The master servicer remits payments to the trustee who remits payments to the bondholders (investors). The servicer collects loan payments and performs loss mitigation activities for defaulted loans. These activities include foreclosing on properties securing defaulted loans, which results in REO.

Commercial mortgages in our long‑term mortgage portfolio are primarily adjustable rate mortgages with initial fixed interest rate periods of two, three, five, seven and ten years that subsequently convert to adjustable rate mortgages (hybrid ARMs), and are primarily secured with multi‑family residential real estate. Commercial mortgages have provided greater asset diversification on our balance sheet as borrowers of commercial mortgages typically have higher credit scores and commercial mortgages typically have lower LTVs.

Historically, we securitized mortgage loans in the form of collateralized mortgage obligations, or CMOs, which were consolidated and accounted for as secured borrowings for financial statement purposes. Securitized mortgages in the form of real estate mortgage investment conduits, or REMICs, were either consolidated or unconsolidated depending on the design of the securitization structure. We consolidated the variable interest entity, or VIE, as the primary beneficiary of the sole residual interest in each securitization trust where we also performed the master servicing. Amounts consolidated were included in trust assets and liabilities as securitized mortgage collateral, real estate owned, derivative assets, securitized mortgage borrowings and derivative liabilities in the accompanying consolidated balance sheets. At December 31, 2016, our residual interests in securitizations (represented by the difference between total trust assets and total trust liabilities) increased to $15.7 million, compared to $14.2 million at December 31, 2015.

Since 2007, we have not added any mortgage loans to our long‑term mortgage portfolio.

For additional information regarding the long‑term mortgage portfolio refer to Item 7. “Management’s Discussion and Analysis of Financial Condition,” and Note 9. “Securitized Mortgage Trusts” in the notes to the consolidated financial statements.

Master Servicing

Until 2007, we were retaining master servicing rights on substantially all of our non‑conforming single‑family residential and commercial mortgage acquisitions and originations that were sold through securitizations. Since 2008, we have not retained any additional master servicing rights, but have continued to be the master servicer of previously retained master servicing rights.

The function of a master servicer includes collecting loan payments from loan servicers and remitting loan payments, less master servicing fees receivable and other fees, to a trustee or other purchaser for each series of mortgage‑backed securities or mortgages master serviced. In addition, as master servicer, we monitor compliance with the servicing guidelines and perform or contract with third parties to perform all functions not adequately performed by any loan servicer. The master servicer is also required to advance funds, or cause the loan servicers to advance funds, to cover principal and interest payments not received from borrowers depending on the status of their mortgages, but only to the extent that it is determined that such advances are recoverable either from the borrower or from the liquidation of the property.

Master servicing fees are generally 0.03% per annum on the collected unpaid principal balance of the mortgages serviced. As a master servicer, we also earn income or incur expense on principal and interest payments received from borrowers until those payments are remitted to the investors of those mortgages. Fees from the master servicing portfolio have declined significantly due to a decrease in principal balances since the end of 2008, which in turn affects the amount we earn on balances held in custodial accounts. At December 31, 2016, we were the master servicer for approximately 22,350 mortgages with an UPB of approximately $5.8 billion of which $1.3 billion of those loans were 60 or more days delinquent. At December 31, 2016, we were also the master servicer for unconsolidated securitizations (included in the total master servicing portfolio above) totaling approximately $682 million in unpaid principal balance of which $276 million of those loans were 60 or more days delinquent. Fees earned from master servicing are separate from those earned from mortgage servicing which are generated from servicing rights from new originations since 2011.

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

The corporate segment also includes debt expense related to the Convertible Notes due in 2020, term financing as well as capital leases. Debt service expense is not allocated and remains in this segment. We have taken advantage of very low financing rates and entered into capital lease arrangements to finance the purchase of equipment, mostly computer equipment, used in all three segments. The interest expense associated with the capital leases is not allocated and remains in this segment.

Regulation

The U.S. mortgage industry is heavily regulated. Our mortgage lending operations, as well as our real estate services, are subject to federal, state and local laws that regulate and restrict the manner in which we operate in the residential mortgage industry. Plus, mortgage bankers and brokers in our wholesale production channel and correspondents from which we purchase loans are also subject to regulation, which may have an effect on our business and the mortgage loans we are able to fund or acquire. Compliance with regulations in the mortgage industry requires us to incur costs and expenses in our operations. To the extent we, or others with which we conduct business, do not comply with applicable laws and regulations, we may be subject to fines, reimbursements and other penalties. The laws and regulations that we are subject to include the following:

•

the Federal Truth‑in‑Lending Act (known as TILA) and Regulation Z promulgated there under, which require certain disclosures to the borrowers regarding the terms of the loans and require substantial changes in compensation that can be paid to brokers and loan originators;

•

the Equal Credit Opportunity Act and Regulation B promulgated there under, which prohibit discrimination on the basis of age, race, color, sex, religion, marital status, national origin, receipt of public assistance or the exercise of any right under the Consumer Credit Protection Act, in the extension of credit;

•	the Fair Housing Act, which prohibits discrimination in housing on the basis of race, color, national origin, religion, sex, familial status, or handicap, in housing‑related transactions;
•	the Fair Credit Reporting Act, which regulates the use and reporting of information related to the borrower’s credit experience;
•	the Fair and Accurate Credit Transaction Act, which regulates credit reporting and use of credit information in making unsolicited offers of credit;
•

the Gramm‑Leach‑Bliley Act, which imposes requirements on all lenders with respect to their collection and use of nonpublic financial information and requires them to maintain the security of that information;

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

In addition, the Dodd‑Frank Wall Street Reform and Consumer Protection Act is a sweeping overhaul of the financial regulatory system. The Dodd‑Frank Act has increased, and will continue to increase, regulation of the mortgage industry, including: generally prohibiting lenders from making residential mortgage loans unless a good faith determination is made of a borrower’s creditworthiness based on verified and documented information; requiring the CFPB to enact regulations to help assure that consumers are provided with timely and understandable information about residential mortgage loans that protect them against unfair, deceptive and abusive practices; and requiring federal regulators to establish minimum national underwriting guidelines for residential mortgages that lenders will be allowed to securitize without retaining any of the loans’ default risk.

Our mortgage lending operations is an approved Housing and Urban Development (HUD) lender, a Ginnie Mae approved issuer and servicer and an approved seller/servicer of Fannie Mae and Freddie Mac. As such, we are required to submit annually to Fannie Mae, Freddie Mac, and HUD, as applicable, audited financial statements, or the equivalent, according to the financial reporting requirements of each regulatory entity for its sellers/servicers. Our lending activities are also subject to examination by Fannie Mae, Ginnie Mae, Freddie Mac, HUD, CFPB and state regulatory agencies at any time to assure compliance with applicable regulations, policies and procedures. Also refer to “Regulatory Risks” under Item 1A. Risk Factors for a further discussion of regulations that may affect us.

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

Employees

As of December 31, 2016 and 2015, we had a total of 714 and 564 employees, respectively. The increase in employees was primarily due to the expansion of our mortgage lending volumes in 2016.  Management believes that relations with our employees are good. We are not a party to any collective bargaining agreements.

ITEM 1A. RISK FACTORS

Some of the following risk factors relate to a discussion of our assets. For additional information on our asset categories refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as the accompanying notes to the consolidated financial statements.

Risks Related To Our Businesses

Our long‑term success is primarily dependent on our ability to increase the profitability of our mortgage originations.

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

Our results of operations are materially affected by conditions in the mortgage and real estate markets, the financial markets and the economy generally. Beginning in 2007, the mortgage industry and the single‑family residential housing markets were adversely affected as home prices declined and delinquencies and defaults significantly increased. Borrowers found it difficult to refinance due to home price depreciation and lenders tightened their underwriting guidelines, which led to further increases in defaults and credit tightening and losses. Although housing prices have rebounded in parts of the U.S., we continued to be negatively affected. As a result, non‑conforming mortgage loans may not perform up to historical expectations, and their fair value may deteriorate. In previous years this resulted in declining revenues and increased expenses associated with the long‑term mortgage portfolio, including increases in loan losses and impairment charges, losses sustained in the operation of real estate properties acquired in foreclosure proceedings and foreclosure related professional fees. These factors previously led to deterioration in the quality of our long‑term mortgage portfolio, as evidenced by the delinquencies, foreclosures and credit losses.

The disruption in the capital markets and secondary mortgage markets also reduced liquidity and investor demand for mortgage loans and mortgage‑backed securities, while yield requirements for these products increased. Continuing concerns about the declining real estate market, as well as inflation, energy costs, mortgage compliance, geopolitical issues and the availability and cost of credit, may contribute to increased volatility and diminished expectations for the mortgage markets. The mortgage market has been severely affected by changes in the lending landscape and there is no assurance that these conditions have stabilized or that they will not worsen. Previous unprecedented disruptions and deterioration of the mortgage market have had, and may continue to have, an adverse effect on our results of operations and financial condition.

As a result of tightening of credit guidelines in the overall mortgage market, a decline in financed real estate transactions, volatile interest rates, current economic conditions, the extremely difficult and complex mortgage and credit regulatory environment and other factors it is projected by some mortgage organizations that mortgage originations during 2017 may be at lower volumes than 2016. As a result we may experience reduced volumes and reduced income unless we are able to garner a greater market share of originations or sufficiently reduce costs. In addition, volatility in mortgage interest rates could cause volatility in the value of our mortgage servicing rights, resulting in volatile or adverse financial results.

If we are unable to satisfy our debt obligations or to meet or maintain the necessary financial covenant requirements with lenders or satisfy, or obtain waivers from, the continuing covenants, this could have a material adverse effect on our financial condition and results of operations.

We have a significant amount of debt and may in the future enter into additional debt obligations. We have issued $25.0 million Convertible Promissory Notes due May 2020, entered into a $40.0 million revolving loan commitment in February 2017 and have Trust Preferred Securities with an outstanding balance of $8.5 million and Junior Subordinated Notes with an outstanding principal balance of $62.0 million at December 31, 2016. Furthermore, we primarily fund our mortgage originations through warehouse facilities with third‑party lenders which are secured by and used to fund residential mortgage loans until such loans are sold. Our ability to make scheduled payments on our debt obligations depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt. If we are unable to generate cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be unfavorable to us or highly dilutive, any of which may be material to the holders of our common stock. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could have a material adverse effect on our financial condition and results of operations.

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

As of February 23, 2017, Todd M. Pickup and Richard H. Pickup and their respective affiliates beneficially owned approximately 15.5% and 21.6%, respectively, of our outstanding common stock. Their beneficial ownership includes 465,116 shares and 639,535 shares of our common stock that Todd Pickup and Richard Pickup, respectively, has the right to acquire at any time by converting the outstanding principal balance of Convertible Notes Due 2020, at the initial conversion price of $21.50 per share. These stockholders could exercise significant influence over our Company. Such ownership may have the effect of control over substantially all matters requiring stockholder approval, including the election of directors. Furthermore, such ownership and control may have the effect of delaying or preventing a change in control of our Company, impeding a merger, consolidation, takeover or other business combination involving our Company or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our Company. We do not expect that these stockholders will vote together as a group. In addition, sales of significant amounts of shares held by these stockholders, or the prospect of these sales, could adversely affect the market price of our common stock.

We may not realize all of the anticipated benefits of our acquisitions, which could adversely affect our business, financial condition and results of operations.

Historically, we have completed material acquisitions and may in the future look for opportunities to grow our business through acquisitions of businesses and assets. The performance of the businesses and assets we acquire through acquisitions may not match the historical performance of our other assets. Nor can we assure you that the businesses and assets we may acquire will perform at levels meeting our expectations. We may find that we overpaid for the acquired business or assets or that the economic conditions underlying our acquisition decision have changed. It may also take several quarters or longer for us to fully integrate newly acquired business and assets into our business, during which period our results of operations and financial condition may be negatively affected. Further, certain one-time expenses associated with such acquisitions may have a negative impact on our results of operations and financial condition. We cannot assure you that acquisitions will not adversely affect our results of operations and financial condition. The risks associated with acquisitions include, among others:

•	unanticipated issues in integrating information, communications and other systems;
•	unanticipated incompatibility in lending, purchasing, logistics, marketing and administration methods;
•	direct and indirect costs and liabilities;
•	not retaining key employees;
•	the diversion of management’s attention from ongoing business concerns; and
•	compliance and regulatory scrutiny.

The integration process can be complicated and time consuming and could potentially be disruptive to our other operations. If the integration process is not conducted successfully and with minimal effect on the acquired business, we may not realize the anticipated economic benefits of particular acquisitions within our expected timeframe.

Through acquisitions, we may enter into business lines in which we have not previously operated. Such acquisitions could require additional integration costs and efforts, including significant time from senior management. We may not be able to achieve the synergies we anticipate from acquired businesses, and we may not be able to grow acquired businesses in the manner we anticipate. In fact, the businesses we acquire could decrease in size, even if the integration process is successful.

Further, prices at which acquisitions can be made fluctuate with market conditions. We have experienced times during which acquisitions could not be made in specific markets at prices that we considered to be acceptable, and we expect that we will experience this condition in the future. In addition, in order to finance an acquisition we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or we could raise additional equity capital, which could dilute the interests of our existing shareholders.

The timing of closing of our acquisitions is often uncertain. We have in the past and may in the future experience delays in closing our acquisitions, or certain tranches of them. For example, we and the applicable seller are often required to obtain certain contractual and regulatory consents as a prerequisite to closing, such as the consents of state regulators, Fannie Mae and Freddie Mac. Accordingly, even if we and the applicable seller are efficient and proactive, the actions of third parties can impact the timing under which such consents are obtained. We and the applicable seller may not be able to obtain all of the required consents, which may mean that we are unable to acquire all of the assets that we wish to acquire. Regulators may have questions relating to aspects of our acquisitions and we may be required to devote time and resources responding to those questions. It is also possible that we will expend considerable resources in the pursuit of an acquisition that, ultimately, either does not close or is terminated.

If our goodwill, other intangible assets or deferred tax assets become impaired, we may be required to record a significant charge to earnings which might have a significant impact on our financial position and results of operations.

As required by accounting rules, we review our goodwill for impairment at least annually as of December 31 or more frequently if facts and circumstances indicate that it is more likely than not that the fair value of a reporting unit that has goodwill is less than its carrying value. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill might not be recoverable include declines in our profitability, a significant decline in projections of future cash flows and lower future growth rates in our industry. As of December 31, 2016,  we had approximately $104.9 million of goodwill and $25.8 million of intangible assets, which could be subject to impairment in future periods.

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Significant judgment is required in determining our provision for income taxes. We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. If we are unable to generate sufficient future taxable income, if there is a material change in the actual effective tax rates, if there is a change to the time period within which the underlying temporary differences become taxable or deductible, then we could be required to increase our valuation allowance against our deferred tax assets, which could result in a material increase in our tax rate and an adverse impact on future operating results. Our deferred tax assets, net of valuation allowances, totaled approximately $24.4 million at December 31, 2016.

Issuances of additional shares of our common stock may adversely affect its market price and significantly dilute stockholders.

In order to support our business objectives, we may raise capital through the sale of equity or convertible securities. In September 2016, we sold 3,450,000 shares of common stock in a public offering and during 2016 we issued an aggregate of 361,429 shares pursuant to an “At-the Market” offering.  The issuance or sale, or the proposed sale, of substantial amounts of our common stock in the public market could materially adversely affect the market price of our common stock or other outstanding securities. We do not know the actual or perceived effect of these issuances, the timing of any offerings or issuances of securities, the potential dilution of the book value or earnings per share of our securities then outstanding and the effect on the market price of our securities then outstanding.

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

•	unanticipated fluctuations in our operating results;
•	general market and mortgage industry conditions;
•	mortgage and real estate fees;
•	delinquencies and defaults on outstanding mortgages;
•	loss severities on loans and REO;
•	prepayments on mortgages;
•	the regulatory environment and results of our mortgage originations;
•	mark to market adjustments related to the fair value of loans held‑ for‑sale, mortgage servicing rights, long‑term debt and derivatives;
•	interest rates; and
•	litigation.

During 2016, our common stock reached an intra‑day high sales price of $18.50 on July 29, 2016, and an intra‑day low sales price of $11.51 on February 3, 2016. As of March 1, 2017, our stock price closed at $13.56 per share. In addition, significant price and volume fluctuations in the stock market have particularly affected the market prices for the securities of mortgage companies such as ours. Furthermore, general conditions in the mortgage industry may adversely affect the market price of our securities. These broad market fluctuations have adversely affected and may continue to adversely affect the market price of our securities. If our results of operations fail to meet the expectations of security analysts or investors in a future quarter, the market price of our securities could also be materially adversely affected and we may experience difficulty in raising capital.

We do not expect to pay dividends in the foreseeable future and we may be restricted in paying dividends on our common stock.

We do not anticipate paying any dividends on our common stock in the foreseeable future as we intend to retain any future earnings for funding growth. We may also be restricted in paying dividends on our common stock. For example, our existing and any future warehouse facilities may contain covenants prohibiting dividend payments upon an occurrence of a default or otherwise. Furthermore, if we receive an adverse judgment on the purposed class action relating to our preferred stock and we are required to pay dividends on the preferred stock, we will be prohibited from paying dividends on our common stock until such preferred stock dividends are paid. As a result, you should not rely on an investment in our stock if you require dividend income. Capital appreciation, if any, of our stock may be your sole source of gain for the foreseeable future.

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

We originate and acquire various types of residential mortgage products provided to consumers and our customers. We also offer non‑Qualified Mortgage loan products which, unlike Qualified Mortgages, do not benefit from a presumption that the borrower has the ability to repay the loan. We understand that these types of products may be relatively new in today’s marketplace and while we have taken great steps to try and mitigate any exposure and insure that we have made a reasonable determination that the borrowers will have the ability to repay the loan, this type of product does have increased risk and exposure to litigation and claims of borrowers. If, however, we were to make a loan as to which we did not satisfy the regulatory standards for ascertaining the borrower’s ability to repay the loan, the consequences could include giving the borrower a defense to repayment of the loan, which may prevent us from collecting interest and principal on that loan. If we have sold the loan or the servicing of the loan, this may violate the representations and warranties we made in such a sale and impose upon us an obligation to repurchase the loan. In addition, if we expand our products beyond residential mortgages to other types of consumer lending products, we may encounter additional risks associated with these products.

Our loss of approvals with, or the potential limitation or wind‑down of, the role Ginnie Mae, Fannie Mae and Freddie Mac play in the residential mortgage‑backed security (MBS) market could adversely affect our business, operations and financial condition.

We originate loans eligible for sale to Fannie Mae, Freddie Mac, government insured or guaranteed loans, such as FHA, VA and USDA loans, and loans eligible for Ginnie Mae securities issuance. We also service loans sold to the GSEs and other investors. We believe that having the ability to both sell loans directly to these agencies and issue Ginnie Mae securities gives us an advantage in the overall mortgage origination market. In 2008, the GSEs were placed in a conservatorship by the U.S. government. The government may eliminate over time the role of the GSEs in guaranteeing mortgages and purchasing mortgage loans, as well as proposals to implement reforms relating to borrowers, lenders, and investors in the mortgage market, including reducing the maximum size of a loan that the GSEs can purchase, phasing‑in a minimum down payment requirement for borrowers, changing underwriting standards, and increasing accountability and transparency in the securitization process. There have been discussions concerning the ability or right of the GSEs to limit the amount of loans a company can sell to them based upon the company’s net worth. This could negatively impact our growth.

We also service loans on behalf of Fannie Mae and Freddie Mac, as well as loans that have been delivered into securitization programs sponsored by Ginnie Mae in connection with the issuance of agency guaranteed mortgage‑backed securities. These entities establish the base service fee to compensate us for servicing loans as well as the assessment of fines and penalties that may be imposed upon us for failing to meet servicing standards.

The extent and timing of any regulatory reform regarding the GSEs and the home mortgage market, as well as any effect on Impac’s business operations and financial results, are uncertain. We expect such proposals to be the subject of significant discussion and it is not yet possible to determine whether such proposals will be enacted and, if so, when, what form any final legislation or policies might take or how proposals, legislation or policies may impact the MBS market and our business, operations and financial condition. Our inability to make the necessary changes to respond to these changing market conditions or loss of our approved seller/servicer status with the GSEs would have a material adverse effect on our mortgage lending operations and our financial condition, results of operations and cash flows. If those agencies cease to exist, wind down, or otherwise significantly change their business operations or if we lost approvals with those agencies, our ability to profitably sell the loans could be affected and our profitability, business, operations and financial condition may be adversely affected.

Non‑conforming mortgage loans may expose us to a higher risk of delinquencies, regulatory risks, foreclosures and losses adversely affecting our earnings and financial condition.

Our NonQM production and our long‑term mortgage portfolio include non‑conforming single‑family and multifamily mortgage loans. These are mortgages that generally did not qualify for purchase by government‑sponsored agencies such as Fannie Mae and Freddie Mac. The performance of the long‑term mortgage portfolio has been negatively affected by the losses from these mortgages. Credit risks associated with all these mortgages may be greater than those associated with conforming mortgages. Mortgages made to these borrowers generally entail a higher risk of delinquency and higher losses than mortgages made to borrowers who utilize conventional mortgage sources. Delinquency, foreclosures and losses generally increase during economic slowdowns or recessions. The actual risk of delinquencies, foreclosures and losses on mortgages made to these borrowers are higher under current economic conditions than those in the past. Additionally, the combination of different underwriting criteria and higher rates of interest leads to greater risk, including higher prepayment rates and higher delinquency rates and /or credit losses. These also include loans that are interest only. If there is a decline in real estate values, as previously seen, borrowers may default on these types of loans since they have not reduced their principal balances, which, therefore, could exceed the value of their property. In addition, a reduction in property values would also cause an increase in the loan‑to‑value (LTV) ratio for that loan which could have the effect of reducing the value of the property collateralized by that loan, reducing the borrowers’ equity in their homes to a level that would increase the risk of default.

Regulatory laws affecting our operations, or interpretations of them, may affect our mortgage lending operations.

Existing laws, regulations, or regulatory policies and changes thereto or to the way they are interpreted can affect whether and to what extent we may be able to expand our mortgage lending activities and compliance with such requirements could expose us to fines, penalties or licensing restrictions that could affect our operations. Many states and local governments and the Federal government have enacted or may enact laws or regulations that restrict or prohibit some provisions in some programs or businesses that we currently participate in or plan to participate in the future. As such, we cannot be sure that in the future we will be able to engage in activities that were similar to those we engaged or participated in in the past thereby limiting our ability to commence new operations. As a result, we might be at a competitive disadvantage which would affect our operations and profitability.

We are subject to federal, state and local laws and regulations related to the mortgage industry that generally regulate interest rates and other charges, require certain disclosures, and require applicable licensing.

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

The regulatory changes in loan originator compensation, qualified mortgage requirements and other regulatory restrictions may put us at a competitive disadvantage to our competitors. Since some banks and financial institutions are not subject to the same regulatory changes as mortgage lenders, they could have an advantage over independent mortgage lenders. As a result of the nature of our operations, our capital, costs, source of funds and other similar factors may affect our ability to maintain and grow lending.

The Consumer Financial Protection Bureau has implemented rules and interpretations with strict residential mortgage loan compliance and underwriting standards as called for in the Dodd‑Frank Act. The Act imposes significant liability for violation of those underwriting standards, and offers certain protection from that liability only for loans that comply with tight limitations and that do not contain certain alternative features (like balloon payments or interest only provisions). Those requirements and subsequent changes may affect our ability to originate residential mortgage loans or the profitability of those operations.

Additionally, the Mortgage Reform and Anti‑Predatory Lending Act (“Mortgage Act”) imposes a number of additional requirements on lenders and servicers of residential mortgage loans by amending certain existing provisions and adding new sections to TILA, RESPA, and other federal laws. This includes the TILA RESPA Integrated Disclosure requirements and new disclosure requirements, fee limitations and timing requirements in most of our loan products. The Mortgage Act also broadly prohibits unfair, deceptive or abusive acts or practices, and knowingly or recklessly providing substantial assistance to a covered person in violation of that prohibition. The penalties for noncompliance with any of these laws are also significantly increased by the Mortgage Act, which could lead to an increase in lawsuits against mortgage lenders and servicers or could lead to fines, penalties licensing restrictions or la loss of licenses which could restrict our ability to expand or continue lending in certain states.

A failure in or breach of our technology infrastructure, or the systems operated by our third‑party service providers, to protect confidential information of borrowers could damage our reputation and substantially harm our business.

We, or our third party service providers, maintain certain confidential information relating to our borrowers for mortgage loans. If the information is maintained electronically, we rely on encryption and authentication technology licensed from third parties to effect secure transmission of confidential information, including personal information and credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect customer transaction data. We may also be vulnerable to computer viruses, break‑ins and similar disruptions from unauthorized tampering with our computer systems, which could lead to loss of critical data or the unauthorized disclosure of confidential borrower data. The possession and use of personal information in conducting our business subjects us to legislative and regulatory burdens that may require notification to customers of a security breach, restrict our use of personal information and hinder our ability to operate our mortgage lending business. A failure in or breach of the security of our information systems, or those of our service providers, could result in damage to our reputation and harm our business.

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

At the end of our 2016 taxable year, we had net operating loss (NOL) carry‑forwards of approximately $511.0 million for federal income tax purposes and approximately $491.7 million for state income tax purposes. After December 31, 2017, approximately $93.1 million of our state NOLs expire.  We may not generate sufficient taxable income in future periods to be able to realize fully the tax benefits of our NOL carry‑forwards. Although, under existing tax rules, we are generally allowed to use those NOL carry‑forwards to offset taxable income in subsequent taxable years, our ability to use those NOL carry‑forwards to offset income may be severely limited to the extent that we experience an ownership change within the meaning of Section 382 of the Internal Revenue Code. These provisions could also limit our ability to deduct certain losses (built‑in losses) we recognize after an ownership change with respect to assets we own at the time of the ownership change. In general, an ownership change, as defined by Section 382, results from transactions increasing ownership of certain stockholders or public groups in our stock by more than 50% over a three‑year period. In addition, the generation of taxable income from cancellation of debt may further reduce the NOL. Any limitation on our NOL carry‑forwards that could be used to offset taxable income would adversely affect our liquidity and cash flow, as and when we become profitable. In 2013, we enacted a NOL rights plan, approved by stockholders, which is designed to mitigate the risk of losing net operating loss carry‑forwards and certain other tax attributes from being limited in reducing future income taxes.    On July 19, 2016, our stockholders approved an amendment to our Rights Plan extending the expiration date to September 2, 2019. An NOL rights plan does not prevent a change of control transaction but instead strongly discourages it.

We may become, and in some cases are, a defendant in lawsuits, some of which may be class action matters, and we may not prevail in these matters.

Individual and class action lawsuits and regulatory actions alleging improper marketing practices, abusive loan terms and fees, disclosure violations and other matters are risks faced by all mortgage originators. We are a defendant in purported class actions pending in different states and could be named in other matters. Some of the actions allege generally that the loan originator (whether or not Impac) improperly charged fees in violation of various state lending or consumer protection laws in connection with mortgages that we acquired while others allege that our lending or servicing practice was a statutory violation, an unlawful business practice, an unfair business practice or a breach of a contract. They generally seek unspecified compensatory damages, punitive damages, pre‑ and post‑judgment interest, costs and expenses and rescission of the mortgages, as well as a return of any improperly collected fees. We are subject to a purported class action lawsuit relating to the tender of our preferred stock that is seeking cumulative dividends, unpaid dividends, certain restrictions on our actions, including the ability to pay common stock dividends and the election of two directors by the preferred holders. We will incur defense costs and other expenses in connection with the lawsuits, and we cannot assure you that the ultimate outcome of these or other actions will not have a material adverse effect on our financial condition or results of operations. In addition to the expense and burden incurred in defending any of these actions and any damages that we may suffer, our management’s efforts and attention may be diverted from the ordinary business operations in order to address these claims. We may also issue shares of common stock to settle outstanding obligations and liabilities which could also affect the market price of our common stock. Plus, we may be deemed in default of our warehouse lines if a judgment for money that exceeds specified thresholds is rendered against us. If the final resolution of this litigation is unfavorable to us in any of these actions, our financial condition, results of operations and cash flows might be materially adversely affected.

Representations and warranties made by us in our loan sales, servicing rights sales and securitizations may subject us to liability.

In connection with our loan and/or servicing rights sales to third parties and our prior securitizations, we transferred mortgages and/or servicing rights to third parties or, to a lesser extent, into a trust in exchange for cash and, in the case of a securitized mortgage, residual certificates issued by the trust. The trustee, purchaser, bondholder, guarantor or other entities involved in the sales or issuance of the securities (which may include bond insurers) may have recourse to us with respect to the breach of the representations and warranties made by us at the time such mortgages and/or servicing rights are transferred or when the securities are sold. Those representations and warranties may include, but are not limited to, issues such as the validity of the lien, the absence of liens or delinquent taxes, the validity of the appraisal obtained in conjunction with the loan, the truthfulness of information used in the loan approval process, the loan’s compliance with all local, state and federal laws, the delivery of all documents required to perfect title to the lien, the loan meeting all underwriting criteria and the selection process used to include the loans in any particular transaction. We attempt to limit the potential recourse from such purchasers by seeking remedies from correspondent sellers and wholesale brokers who originated the mortgages if we did not originate the loan. However, many of the entities we acquired loans from in the past are no longer in business or may not be able to financially cover the losses. Furthermore, if we discover, prior to the sale or transfer of a loan, that there is any fraud or misrepresentation with respect to the mortgage and the originator fails to repurchase the mortgage, then we may not be able to sell the mortgage or we may have to sell the mortgage at a discount. Changes in the timing, processes and procedures of our primary investors’ review of loans which they purchase from us may affect the number of loans that are rejected, the timing of our loan sales, or the frequency of repurchase demands issued to us. Also, similar changes by mortgage insurers who agree to insure loans may also affect the frequency and timing of our loan sales. As a result, the effectiveness of our loan sales, our repurchase reserves and our profitability may be affected as we may have to sell loans at a discount.  Further, as Master Servicer in our securitizations we are responsible for the duties, responsibilities and actions of the subservicers.    Their actions, or lack thereof, may impose liability upon us from third party claims.

Litigation in the mortgage industry related to securitizations against issuers, sellers, servicers, originators, underwriters and others may adversely affect our business operations.

As defaults, delinquencies, foreclosures, and losses in the real estate market continue, there have been lawsuits by various investors, insurers, underwriters and others against various participants in securitizations, such as sponsors, depositors, underwriters, servicers and loan sellers. Some lawsuits have alleged that the mortgage loans had origination defects, that there were misrepresentations made about the mortgage loans and that the parties failed to properly disclose the quality of the mortgage loans or repurchase defective loans wherein servicing standards were not maintained or that there were other misrepresentations or false representations. There have been claims related to our securitizations contending errors or misrepresentations in the securitization documents or process itself. Historically, we both securitized and sold mortgage loans to third parties that may have been deposited or included in pools for securitizations. We have received notices of claims for indemnification relating to mortgage‑backed security bond issues, originated or sold by us from Countrywide, UBS, Wilmington Trust, Deutsche Bank, Merrill Lynch, Bank of America and JP Morgan Chase Bank. The claims seek indemnification from claims asserted against them in various actions in which we are not parties. The notices each seek indemnification for all losses, liabilities, damages and legal fees and costs incurred in those actions. We also received demands to cover losses on the purchases of mortgage‑backed securities. In connection with these potential claims, we may become subject to litigation related to the securitizations. As a result, we may incur significant legal and other expenses in defending against claims and litigation and we may be required to pay settlement costs, damages, penalties or other charges which could adversely affect our financial results.

Our performance may be adversely affected by the performance of parties who service or sub‑service our mortgage loans.

We contract with third parties for the servicing of our mortgage loans in our long‑term mortgage portfolio, for which we are the master servicer, and the servicing portfolio in our mortgage lending operations, however we retain primary responsibility to insure the loans are serviced meeting contractual and regulatory requirements. Our operations, performance and liabilities are subject to risks associated with inadequate or untimely servicing. If a servicer defaults or fails to perform to certain standards then this can be deemed to be a default or failure by us to perform those duties or functions. If we, or our sub‑servicers, commit a material breach of our obligations as a servicer or master servicer, we may be subject to damages or termination if the breach is not cured within a specified period of time following notice, causing us to lose servicing rights income. In addition, we may be required to indemnify the investor or securitization trustee against losses from any failure by us, as master servicer or on behalf of the sub‑servicer, to perform the servicing obligations properly. If, as a result of a servicer or sub‑servicer’s failure to perform adequately, we were terminated as servicer by an investor, trustee or master servicer, the value of any servicing or master servicing rights held by us could be adversely affected. Also, this could affect the cash flow generated by our servicing rights portfolio.

Poor performance by a sub‑servicer may result in greater than expected delinquencies and foreclosures and losses on our mortgage loans or, in the case of our long‑term mortgage portfolio, in our resulting exposure to investors, bond holders, bond insurers or others to whom we are responsible for the performance of our loan sub‑servicers. A substantial increase in our delinquency or foreclosure rate could adversely affect our ability to access the capital and secondary markets for our financing needs. With respect to our long‑term mortgage portfolio, greater delinquencies would adversely affect the value of our cash flows and residual interests, if any, we hold in connection with that securitization.

Mortgage servicing rights are a material asset on our consolidated balance sheets. The value of these rights are dependent upon various factors, including, but not limited to, the adequate performance of the servicing function by our sub‑servicer, the responsibilities imposed on us by the investors of our loans for which we hold the servicing rights, interest rates, the cost of our sub‑servicers, loan prepayments and delinquencies. As these factors and others vary, the value of our mortgage servicing rights may fluctuate which may affect our ability to meet financial covenants, maintain credit facilities, expand our operations and generate income from our operations.

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

We do not set limitations on the percentage of mortgages composed of properties located in any one area (whether by state, zip code or other geographic measure). Concentration in any one area increases our exposure to the economic and natural hazard risks associated with that area. A majority of our mortgage acquisitions and originations and mortgages held in our long‑term mortgage portfolio are secured by properties in California and, to a lesser extent, Florida, Washington and Arizona. These states have previously experienced, and may experience in the future, economic downturns and California and Florida have also suffered the effects of certain natural hazards. During past economic downturns, real estate values in California and Florida have decreased drastically, which could have a material adverse effect on our results of operations or financial condition. In addition, Florida is among several states with higher than average costs for investors in circumstances of mortgage default and foreclosure, since the foreclosure process takes significantly longer than average. Accordingly, to the extent the mortgages we originate or are held in our long‑term mortgage portfolio experience defaults or foreclosures in that area, we may be exposed to higher losses.

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

We have significant vendors that, among other things, provide us with financial, technology and other services to support our mortgage loan servicing and origination businesses. With respect to vendors engaged to perform activities required by servicing criteria, we have elected to take responsibility for assessing compliance with the applicable servicing criteria for the applicable vendor and are required to have procedures in place to provide reasonable assurance that the vendor’s activities comply in all material respects with servicing criteria applicable to the vendor, including but not limited to, monitoring compliance with our predetermined policies and procedures and monitoring the status of payment processing operations. In the event that a vendor’s activities do not comply with the servicing criteria, it could negatively impact our servicing agreements. In addition, if our current vendors were to stop providing services to us on acceptable terms, including as a result of one or more vendor bankruptcies due to poor economic conditions, we may be unable to procure alternatives from other vendors in a timely and efficient manner and on acceptable terms, or at all. Further, we may incur significant costs to resolve any such disruptions in service and this could adversely affect our business, financial condition and results of operations. Additionally, in April 2012 the CFPB issued CFPB Bulletin 2012‑03 which states that supervised banks and non‑banks could be held liable for actions of their service providers. As a result, we could be exposed to liability, CFPB enforcement actions or other administrative penalties if the vendors with whom we do business violate consumer protection laws.

We are subject to risks of operational failure that are beyond our control.

Substantially all of our operations are located in Orange County, California. Our systems and operations are vulnerable to damage and interruption from fire, flood, telecommunications failure, break‑ins, earthquake and similar events. Our operations may also be interrupted by power disruptions. Furthermore, our security mechanisms may be inadequate to prevent security breaches to our computer systems, including from computer viruses, electronic break‑ins and similar disruptions. Such security breaches or operational failures could expose us to liability, impair our operations, result in losses, and harm our reputation.

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

A material difference between the assumptions used in the determination of the estimated fair value of our residual interests in our long‑term mortgage portfolio and our actual experience could cause us to write down the value of these securities and could harm our liquidity and financial condition.

We receive cash flows from the residual interests in the securitization trusts within our long‑term mortgage portfolio. Investments in residual interests and subordinated securities are much riskier than investments in senior mortgage‑backed securities because these subordinated securities bear credit losses prior to the related senior securities. The risk associated with holding residual interests and subordinated securities is greater than holding the underlying mortgage loans directly due to the concentration of losses attributed to the subordinated securities. The value of residual interests represents the present value of future cash flows expected to be received by us from the excess cash flows created in the securitization transaction. In general, future cash flows are estimated by taking the coupon rate of the loans underlying the transaction less the interest rate paid to the bond holders, less contractually specified servicing and trustee fees, and after giving effect to estimated prepayments, credit losses and over‑collateralization requirements. We estimate future cash flows from these securities and value them utilizing assumptions based in part on projected interest rates, delinquency, mortgage loan prepayment speeds and credit losses. It is extremely difficult to validate the assumptions we use in valuing our residual interests. Even if the general accuracy of the valuation model is validated, valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships which drive the results of the model. Such assumptions are complex as we must make judgments about the effect of matters that are inherently uncertain. If our actual experience differs from our assumptions, we could be required to reduce the value of these residual interests and securities. Furthermore, if our actual experience differs materially from these assumptions, our cash flow, financial condition, results of operations and liquidity may be harmed.

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

In order to qualify for this exemption we must maintain at least 55% of our assets directly in mortgages, qualifying pass‑through certificates and certain other qualifying interests in real estate. Our ownership of certain mortgage assets may be limited by the provisions of the Investment Company Act, should we ever be subject to the Act. If the SEC adopts a contrary interpretation with respect to these securities or otherwise believes we do not satisfy the above exception, we could be required to restructure our activities or sell certain of our assets. To insure that we continue to qualify for the exemption we may be required at times to adopt less efficient methods of financing certain of our mortgage assets and we may be precluded from acquiring certain types of higher‑yielding mortgage assets. The net effect of these factors will be to lower our net interest income. If we fail to qualify for exemption from registration as an investment company, our ability to use leverage would be substantially reduced, and we would not be able to conduct our business as described. Our business will be materially and adversely affected if we fail to qualify for this exemption.

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

We are also subject to certain provisions of the Maryland General Corporation Law, which could delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our stockholders receiving a premium over the price for their common stock or may otherwise be in the best interests of our stockholders. This includes the “business combinations” statute that prohibits transactions between a Maryland corporation and “interested stockholders,” which is any person who beneficially owns 10% or more of the voting power of our then‑outstanding voting stock for a period of five years unless the board of directors approved the transaction prior to the party’s becoming an interested stockholder. The five‑year period runs from the most recent date on which the interested stockholder became an interested stockholder. The law also requires a super majority stockholder vote for such transactions after the end of the five‑year period.

Maryland law also provides that “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by a vote of two‑thirds of the shares eligible to vote. The control share acquisition statute would not apply to shares acquired in a merger, consolidation or share exchange if we were a party to the transaction. The control share acquisition statute could have the effect of discouraging offers to acquire us and of increasing the difficulty of consummating any such offers, even if our acquisition would be in our stockholders’ best interests.

We have also adopted a Tax Benefits Preservations Rights Agreement, also known as an NOL rights plan, pursuant to which each share of common stock also has a “right” attached to it. Although the NOL rights plan was adopted to help preserve the value of certain deferred tax benefits, including those generated by net operating losses, it also has the effect of deterring or delaying an acquisition of our Company by a third party. The rights are not exercisable except upon the occurrence of certain takeover‑related events—most importantly, the acquisition by a third party (the “Acquiring Person”) of more than 4.99% of our outstanding voting shares. Once triggered, the rights entitle the stockholders, other than the Acquiring Person, to certain “flip‑in”, “flip‑over” and exchange rights. The effect of triggering the rights is to expose the Acquiring Person to severe dilution of its ownership interest, as the shares of our common stock (or any surviving corporation) are offered to all of the stockholders other than the Acquiring Person at a steep discount to their market value. On July 19, 2016, our stockholders approved an amendment to the Company’s Rights Plan extending the expiration date to September 2, 2019. We have in the past, and may in the future, grant waivers to the limitations imposed by our Tax Benefits Preservations Rights Agreement.    This may effect the holdings of those shareholders who obtained the waivers and may affect the protection of, and hence the ability to make use of, our NOL’s.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our primary executive and administrative offices are located at 19500 Jamboree Road, Irvine, California 92612 where we have a premises lease expiring in September 2024. The premises consist of four floors where we occupy approximately 119,600 square feet with a weighted annual rental rate of $33.11 per square foot, which amount increases every 12 months. We also have an office in Orange, California consisting of approximately 57,200 square feet at an annual rate of $26.05 per square foot.

ITEM 3.  LEGAL PROCEEDINGS

Information with respect to this item may be found in Note 16 – Commitments and Contingencies in the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

Our common stock is currently listed on the NYSE MKT under the symbol “IMH”.

The following table summarizes the high and low sales prices for our common stock for the periods indicated:

	2016			2015
	High	Low	Close	High	Low	Close
First Quarter	18.34	11.51	13.87	12.75	6.18	12.45
Second Quarter	16.26	13.15	15.68	29.85	12.33	19.14
Third Quarter	18.50	13.00	13.19	24.44	13.51	16.35
Fourth Quarter	16.74	13.17	14.02	24.22	15.80	18.00

On March 1, 2017, the last quoted price of our common stock on the NYSE MKT was $13.56 per share. As of March 1, 2017, there were 222 holders of record, including holders who are nominees for an undetermined number of beneficial owners, of our common stock.

Our Board of Directors authorizes in its discretion the payment of cash dividends on its common stock, subject to an ongoing review of our profitability, liquidity and future operating cash requirements. We and some of our subsidiaries are subject to restrictions under our warehouse borrowings and long‑term debt agreements on our ability to pay dividends if there is an event of default or otherwise. Plus, certain debt arrangements require the maintenance of ratios and contain restrictive financial covenants that could limit our ability, and the ability of our subsidiaries, to pay dividends. The Board of Directors did not declare cash dividends on our common stock during the years ended December 31, 2016 and 2015. We do not expect to declare or pay any cash dividends on our common stock in the foreseeable future.

Performance Graph

The following graph shows a comparison of the cumulative total stockholder return for our common stock,  S&P 500 and the S&P North American Financial Services Sector Index from January 1, 2012 through December 31, 2016. This graph assumes an initial investment of $100 on January 1, 2012 in each of our common stock, S&P 500 and the S&P North American Financial Services Sector Index (and the reinvestment of all dividends).

The comparisons shown in the graph below are based on historical data and we caution that the stock price performance shown in the graph is not indicative of, and is not intended to forecast, the potential future performance of our commons stock. The following graph and related information shall not be deemed soliciting materials" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filings under the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

The following selected condensed consolidated statements of operations data for each of the years in the five‑year period ended December 31, 2016 and the condensed consolidated balance sheet data as of the year‑end for each of the years in the five‑year period ended December 31, 2016 were derived from the audited consolidated financial statements. Such selected financial data should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements starting on page F‑1 and with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Statement of Operations Data (1):
(in thousands, except per share	For the year ended December 31,
data)	2016	2015	2014	2013	2012
Gain on sale of loans, net	$311,017	$169,206	$28,217	$55,854	$66,981
Real estate services fees, net	8,395	9,850	14,729	19,370	21,218
Servicing income, net	13,734	6,102	4,586	4,298	1,233
Loss on mortgage servicing rights, net	(36,441)	(18,598)	(5,116)	6,567	(826)
Personnel expense	(124,559)	(77,821)	(37,398)	(64,769)	(56,915)
Business promotion	(42,571)	(27,650)	(1,182)	(2,737)	(1,662)
Accretion of contingent consideration	(6,997)	(8,142)	—	—	—
Change in fair value of contingent consideration	(30,145)	45,920	—	—	—
Other	(44,670)	(39,944)	(8,853)	(27,662)	(31,285)
Earnings (loss) before income taxes	47,763	58,923	(5,017)	(9,079)	(1,256)
Income tax (expense) benefit	(1,093)	21,876	(1,305)	1,031	(1,248)
Net earnings (loss)	46,670	80,799	(6,322)	(8,048)	(2,504)
Net earnings attributable to noncontrolling interest	—	—	—	(136)	(871)
Net earnings (loss) attributable to common stockholders	$46,670	$80,799	$(6,322)	$(8,184)	$(3,375)
Earnings (loss) per common share :
Basic	$3.54	$8.00	$(0.68)	$(0.94)	$(0.42)
Diluted	$3.31	$6.40	$(0.68)	$(0.94)	$(0.42)

(1)

Prior to 2015, the statement of operations data and earnings (loss) per common share were reported on a continuing/discontinued basis which have been combined in the table and may not reflect what was previously reported.

Balance Sheet Data (1):	As of December 31,
(in thousands)	2016	2015	2014	2013	2012
Cash and cash equivalents	$40,096	$32,409	$10,073	$9,969	$12,755
Mortgage loans held-for-sale	388,422	310,191	239,391	129,191	118,781

Finance receivables	62,937	36,368	8,358	—	—
Mortgage servicing rights	131,537	36,425	24,418	35,981	10,703
Securitized mortgage trust assets	4,033,290	4,594,534	5,268,531	5,513,166	5,810,506
Goodwill	104,938	104,938	—	—	—
Intangible assets, net	25,778	29,975	—	—	—
Total assets	4,863,734	5,210,852	5,578,572	5,718,325	5,986,588

Warehouse borrowings	$420,573	$325,616	$226,718	$119,634	$107,604
Term financing	29,910	29,716	—	—	—
Convertible notes	24,965	44,819	20,000	20,000	—
Contingent consideration	31,072	48,079	—	—	—
Long-term debt	47,207	31,898	22,122	15,871	12,731
Securitized mortgage trust liabilities	4,017,603	4,580,326	5,251,307	5,502,585	5,794,656
Total liabilities	4,632,694	5,096,362	5,553,616	5,692,454	5,956,745
Total stockholders’ equity	231,040	114,490	24,956	25,871	29,843

Operating Data:	For the year ended December 31,
(in millions)	2016	2015	2014	2013	2012
Originations	$12,924.2	$9,259.0	$2,848.8	$2,548.4	$2,419.7
Servicing Portfolio (2)	12,351.5	3,570.7	2,267.1	3,128.6	1,492.1
Warehouse Capacity	925.0	675.0	415.0	265.0	217.5

(1)	Prior to 2015, the balance sheet data was reported on a continuing/discontinued basis and may not reflect what was previously reported.
(2)	Represents the unpaid principal balance of loans serviced (UPB).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations contain certain forward‑looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Refer to Item 1. “Business—Forward‑ Looking Statements” for a complete description of forward‑looking statements. Refer to Item 1. “Business” for information on our businesses and operating segments.

Amounts are presented in thousands, except per share data or as otherwise indicated.

Market Conditions

The U.S. economy continued its trend of slow growth during 2016. Consumer sentiment improved significantly in 2016 reflecting improved consumer confidence regarding macroeconomic conditions. Inflation continued to run below the Federal Reserve Board's (FRB) 2.0% target inflation rate and the FRB has indicated that it currently expects to increase short-term interest rates during 2017. The U.S. economy added approximately 2.2 million jobs during 2016 and the total unemployment rate fell to 4.7 percent as of December 2016 as compared with 5.0 percent at December 2015. Despite the continued improvement of the U.S. economy, economic uncertainty remains and the new Administration in the U.S. further adds to this uncertainty. The sustainability of the economic recovery will be determined by numerous variables including consumer sentiment, energy prices, credit market volatility, employment levels and housing market conditions, which will impact corporate earnings and the capital markets. These conditions in combination with global economic conditions, fiscal and monetary policy, geopolitical concerns and the regulatory and government scrutiny of financial institutions will continue to impact our results in 2017 and beyond.

Recent Developments

On February 10, 2017, we entered into a Loan and Security Agreement (Loan Agreement) with a lender (Lender) providing for a revolving loan commitment of $40.0 million for a period of two years (Loan).  We are able to borrow up to 55% of the fair market value of Fannie Mae pledged servicing rights.  Upon the two year anniversary of the Loan Agreement, any amounts outstanding will automatically be converted into a term loan due and payable in full on the one year anniversary of the conversion date.  Interest payments are payable monthly and accrue interest at the rate per annum equal to LIBOR plus 4.0% and the balance of the obligation  may be prepaid at any time. We initially drew down $35.1 million, and used a portion of the proceeds to pay off the Term Financing (approximately $30.1 million) originally entered into in June 2015.   We also paid the Lender an origination fee of $100 thousand.

Selected Financial Results for 2016, 2015 and 2014

	For the Three Months Ended			For the Year Ended
	December 31,	September 30,	December 31,	December 31,	December 31,	December 31,
	2016	2016	2015	2016	2015	2014
Revenues:
Gain on sale of loans, net	$65,168	$113,158	$36,188	$311,017	$169,206	$28,217
Real estate services fees, net	1,622	2,678	1,978	8,395	9,850	14,729
Servicing income, net	5,054	3,789	2,019	13,734	6,102	4,586
Gain (loss) on mortgage servicing rights	4,808	(15,857)	(4,422)	(36,441)	(18,598)	(5,116)
Other	598	225	113	1,051	397	1,723
Total revenues	77,250	103,993	35,876	297,756	166,957	44,139
Expenses:
Personnel expense	31,534	38,467	20,939	124,559	77,821	37,398
Business promotion	11,742	10,350	8,021	42,571	27,650	1,182
General, administrative and other	10,030	7,736	7,509	33,771	27,988	18,760
Accretion of contingent consideration	1,753	1,591	2,671	6,997	8,142	—
Change in fair value of contingent consideration	(4,424)	23,215	(17,697)	30,145	(45,920)	—
Total expenses	50,635	81,359	21,443	238,043	95,681	57,340
Operating income (loss):	26,615	22,634	14,433	59,713	71,276	(13,201)
Other income (expense):
Net interest income (expense)	754	1,304	(189)	2,790	1,946	1,135
Change in fair value of long-term debt	(7,150)	(8,641)	—	(14,436)	(8,661)	(4,014)
Change in fair value of net trust assets	(2,913)	1,071	(2,560)	(304)	(5,638)	11,063
Total other (expense) income	(9,309)	(6,266)	(2,749)	(11,950)	(12,353)	8,184
Net earnings (loss) before income taxes	17,306	16,368	11,684	47,763	58,923	(5,017)
Income tax expense (benefit)	365	(130)	975	1,093	(21,876)	1,305
Net earnings (loss)	$16,941	$16,498	$10,709	$46,670	$80,799	$(6,322)

Diluted weighted average common shares	17,479	14,403	13,654	14,856	13,045	9,344
Diluted earnings (loss) per share	$1.00	$1.18	$0.85	$3.31	$6.40	$(0.68)

Status of Operations

For the year ended 2016, net earnings were $46.7 million, or $3.31 per diluted common share as compared to $80.8 million, or $6.40 per diluted common share in 2015 and a net loss of $6.3 million, or $0.68 per diluted common share in 2014.  Adjusted operating income (as defined below) was $96.9 million, or $6.52 per diluted common share for 2016 as compared to $33.5 million, or $2.56 per diluted common share for 2015 and a loss of $13.2 million, or $1.41 per diluted common share in 2014.

For the quarter ended December 31, 2016, net earnings were $16.9 million, or $1.00 per diluted common share as compared to $10.7 million, or $0.85 per diluted common share in the fourth quarter of 2015 and $16.5 million, or $1.18 per diluted common share in the third quarter of 2016.  Adjusted operating income was $23.9 million, or $1.37 per diluted common share for the quarter ended December 31, 2016 as compared to a loss of $(593) thousand, or $(0.04) per diluted common share in the fourth quarter of 2015 and $47.4 million, or $3.29 per diluted common share in the third quarter of 2016.

Operating income, excluding the changes in contingent consideration  (adjusted operating income), is not considered an accounting principle generally accepted in the United States of America (non-GAAP) financial measurement; see the discussion and reconciliation on non-GAAP financial measures below.

Net earnings include fair value adjustments for changes in the contingent consideration, long-term debt and net trust assets. The contingent consideration is related to the CashCall Mortgage (CCM) acquisition transaction, while the other fair value adjustments are related to our legacy portfolio. These fair value adjustments are non-cash items and are not related to current operating results.  Although we are required by GAAP to record change in fair value and accretion of the contingent consideration, management believes operating income excluding contingent consideration changes and the related accretion is more useful to discuss our ongoing and future operations.

We calculate operating income excluding changes in contingent consideration and operating income excluding changes in contingent consideration per share as performance measures, which are considered non-GAAP financial measures, to further aid our investors in understanding and analyzing our core operating results and comparing them among periods. Operating income excluding changes in contingent consideration and operating income excluding changes in contingent consideration per share exclude certain items that we do not consider part of our core operating results. These non-GAAP financial measures are not intended to be considered in isolation or as a substitute for net earnings before income taxes, net earnings or diluted earnings per share (EPS) prepared in accordance with GAAP.  The table below shows operating income excluding these items:

	For the Three Months Ended			For the Year Ended
	December 31,	September 30,	December 31,	December 31,	December 31,	December 31,
	2016	2016	2015	2016	2015	2014
Net earnings (loss):	$16,941	$16,498	$10,709	$46,670	$80,799	$(6,322)
Total other income (expense)	9,309	6,266	2,749	11,950	12,353	(8,184)
Income tax expense (benefit)	365	(130)	975	1,093	(21,876)	1,305
Operating income (loss):	$26,615	$22,634	$14,433	$59,713	$71,276	$(13,201)
Accretion of contingent consideration	1,753	1,591	2,671	6,997	8,142	—
Change in fair value of contingent consideration	(4,424)	23,215	(17,697)	30,145	(45,920)	—
Adjusted operating income (loss) excluding changes in contingent consideration	$23,944	$47,440	$(593)	$96,855	$33,498	$(13,201)

Diluted weighted average common shares	17,479	14,403	13,654	14,856	13,045	9,344
Diluted adjusted operating income (loss) excluding changes in contingent consideration per share	$1.37	$3.29	$(0.04)	$6.52	$2.56	$(1.41)

Diluted earnings (loss) per share	$1.00	$1.18	$0.85	$3.31	$6.40	$(0.68)
Adjustments:
Total other (expense) income (1)	0.50	0.40	0.14	0.64	0.74	(0.87)
Income tax (benefit) expense	0.02	(0.01)	0.07	0.07	(1.68)	0.14
Accretion of contingent consideration	0.10	0.11	0.20	0.47	0.62	—
Change in fair value of contingent consideration	(0.25)	1.61	(1.30)	2.03	(3.52)	—
Diluted adjusted operating income (loss) excluding changes in contingent consideration per share	$1.37	$3.29	$(0.04)	$6.52	$2.56	$(1.41)

(1)	Includes the add back of interest expense on the convertible notes, net of tax used to calculate diluted earnings using the if-converted method.

Adjusted operating income increased to $96.9 million or $6.52 per diluted common share for 2016 as compared to $33.5 million or $2.56 per diluted common share in 2015.  The increase in operating income of $63.4 million in 2016, as compared to 2015, was primarily due to an increase in gain on sale of loans, net of $141.8 million resulting from a 40% increase in volume (as discussed below) combined with an increase in gain on sale margins of 58 basis point (bps) to 241 bps in 2016.   This increase in gain on sale of loans, net was offset primarily by a loss on mortgage servicing rights, net  (MSR) of $36.4 million in 2016, as discussed below.

During the fourth quarter of 2016,  adjusted operating income improved by $24.5 million over the fourth quarter of 2015 primarily due to an increase in origination volumes as well as gain on sale margins.  During the fourth quarter of 2016, originations increased to $3.1  billion with gain on sale margins of 210 bps, as compared to $1.9 billion and 187 bps in the fourth quarter of 2015.

During the fourth quarter of 2016, which is usually our weakest quarter due to seasonality, adjusted operating income,  declined by $23.5 million over the third quarter of 2016 primarily due to a decrease in origination volumes as well as gain on sale margins.  During the fourth quarter of 2016, originations declined to $3.1  billion with gain on sale margins of 210 bps, as compared to $4.2 billion and 268 bps in the third quarter of 2016.

During the year ended December 31, 2016, prepayments in the servicing portfolio were $2.9 billion of unpaid principal balance (UPB).  We successfully recaptured and refinanced an estimated 76% of these prepayments. During 2016, the $36.4 million net loss in MSR was primarily due to $34.9 million in charges associated with MSR amortization due to the retention of the servicing portfolio, as discussed in prior quarters. In the fourth quarter, MSR amortization changes from retention runoff have slowed substantially due to the rise of interest rates.

The contingent consideration liability represents the estimated fair value of the expected future earn-out payments to be paid to the seller of the CCM operations, acquired in the first quarter of 2015.  The earn-out period ends at the end of 2017.  During 2016, we recorded change in the fair value of the contingent consideration increasing the contingent consideration liability by $31.1 million as a result of a higher estimated value of the contingent consideration to the seller of CCM. In the fourth quarter of 2016, we updated assumptions based on current market conditions, resulting in a decrease in projected volumes of CCM and, in turn, a slightly lower estimated value of the contingent consideration due to the seller of CCM as of December 31, 2016. As a result, we recorded a change in the fair value of the contingent consideration in the fourth quarter decreasing the contingent consideration liability by $4.4 million over the remaining earn-out period of four quarters.  The reduction resulted in a corresponding increase to earnings of $4.4 million in the fourth quarter of 2016.

Summary Highlights

•

We successfully raised capital generating net proceeds of $42.6 million, converted $20.0 million of Convertible Notes into common stock and raised approximately $5.0 million from the sale of stock through an “At-the Market” offering  (ATM) contributing to a $67.6 million increase in book value.

•	Mortgage lending volumes increased to $12.9 billion in 2016 as compared to $9.3 billion in 2015.
•	Mortgage lending volumes decreased in the fourth quarter of 2016 to $3.1 billion from $4.2 billion in the third quarter of 2016 but increased as compared to $1.9 billion in the fourth quarter of 2015.
•	Mortgage servicing portfolio increased to $12.4 billion at December 31, 2016 as compared to $9.5 billion at September 30, 2016 and $3.6 billion at December 31, 2015.
•	Mortgage servicing rights increased to $131.5 million at December 31, 2016 as compared to $87.4 million at September 30, 2016 and $36.4 million at December 31, 2015.
•

In our long‑term mortgage portfolio, the residual interests generated cash flows of $2.1 million in the fourth quarter of 2016 and $8.1 million in 2016, as compared to $1.6  million in the third quarter of 2016 and $5.6 million in 2015.

Mortgage Lending

During the year ended 2016, total originations increased 40% to $12.9 billion as compared to $9.3 billion in 2015 and $2.8 billion in 2014.  In 2016, retail originations were the main driver of total originations representing 75% or $9.7 billion of total originations.  Additionally, in 2016, retail originations had a 74% increase over 2015 retail originations.  For the fourth quarter of 2016, our total originations increased to $3.1 billion, a 60% increase as compared to $1.9 billion for the fourth quarter of 2015.

	For the year ended December 31,
(in millions)	2016	%	2015	%	2014	%
Originations by Channel:
Retail	$9,670.1	75%	$5,571.8	60%	$80.3	3%
Correspondent	1,919.9	15	2,238.0	24	2,169.6	76
Wholesale	1,334.2	10	1,449.2	16	598.9	21
Total originations	$12,924.2	100%	$9,259.0	100%	$2,848.8	100%

Our loan products primarily include conventional loans for Fannie Mae and Freddie Mac and government loans insured by FHA, VA and USDA.

Originations by Loan Type:

	For the Year Ended December 31,
(in millions)	2016	2015	2014
Conventional	$10,907.8	$7,270.8	$1,947.7
Government (1)	1,721.1	1,805.5	817.8
NonQM	289.6	132.4	7.0
Other	5.7	50.3	76.3
Total originations	12,924.2	9,259.0	2,848.8

Weighted average FICO (2)	740	736	722
Weighted average LTV (3)	66.0%	69.4%	78.1%
Weighted average Coupon	3.72%	3.87%	4.29%
Avg. Loan size (in thousands)	$309.5	$293.0	$258.2

(1)	Includes government‑insured loans including FHA, VA and USDA.
(2)	FICO—Fair Isaac Company credit score.
(3)	LTV—loan to value—measures ratio of loan balance to estimated property value based upon third party appraisal.

Originating conventional and government‑insured loans and having the ability to sell loans direct to GSEs and issue Ginnie Mae securities is a critical aspect to our business with regard to products, pricing, operational efficiencies and overall recruitment of high quality loan originators. As interest rate rise, non-agency originations will become a more significant portion of our originations.  In a higher interest rate environment, we believe the non-agency loan product becomes a more desirable product, as it caters more towards the purchase money market in that its guidelines allow for more qualified borrowers to be approved, which will reduce our dependency on the refinance market.  We believe this product will also help in expanding the volumes in our correspondent and wholesale channels.

We believe there is an underserved mortgage market for borrowers with good credit who may not meet the qualified mortgage (QM) guidelines set out by the Consumer Financial Protection Bureau (CFPB). During 2014, we rolled out and began originating NonQM loans. We have established strict lending guidelines, including determining the prospective borrowers’ ability to repay the mortgage, which we believe will keep delinquencies and foreclosures at acceptable levels. We continue to refine our guidelines to expand our reach to the underserved market of credit worthy borrowers who can fully document and substantiate an ability to repay mortgage loans, but unable to obtain financing through traditional programs (QM loans), for example self-employed borrowers.  Additionally, we relaunched our NonQM loan programs as “The Intelligent NonQM Mortgage”, to better communicate our NonQM loan value proposition to consumers, brokers, sellers and investors.  In conjunction with these products, we have established investor relationships that provides us with an exit strategy for these nonconforming loans.

For the year ended December 31, 2016, refinance volume increased $3.7 billion or approximately 50% as compared to 2015 and 2014.  The increase was the result of the prevailing low mortgage interest rate environment in 2016.    To help mitigate against reduced refinance volumes with the increase in mortgage interest rates in 2017, we are focusing on opportunities to increase our origination of purchase money loans as well as diversify our revenue streams. Our efforts to expand our NonQM volumes as well as increase our geographic footprint of our originations are part of this strategy.

	For the Year Ended December 31,
(in millions)	2016	%	2015	%	2014	%
Refinance	$11,259.9	87%	$7,520.2	81%	$1,894.3	66%
Purchase	1,664.3	13%	1,738.8	19%	954.5	34%
Total originations	$12,924.2	100%	$9,259.0	100%	$2,848.8	100%

As of December 31, 2016, we have approximately 876 approved wholesale relationships with mortgage brokerage companies and are approved to lend in 46 states. We have approximately 346 approved correspondent relationships with banks, credit unions and mortgage companies and are approved to lend in 50 states, however currently approximately 88% of our mortgage originations are generated from California, Arizona and Washington.

Mortgage Servicing

At December 31 2016, the mortgage servicing portfolio increased to $12.4 billion as compared to $3.6 billion 2015. We earn servicing fees, net of sub‑servicer costs from our mortgage servicing portfolio. The servicing portfolio generated net servicing income of $13.7 million, $6.1 million and $4.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The following table includes information about our mortgage servicing portfolio:

	At December 31,	% 60+ days	At December 31,	% 60+ days	At December 31,	% 60+ days
(in millions)	2016	delinquent (1)	2015	delinquent (1)	2014	delinquent (1)
Fannie Mae	$6,204.2	0.12%	$1,970.4	0.27%	$496.1	0.83%
Freddie Mac	4,611.8	0.08%	829.4	0.21%	837.8	0.18%
Ginnie Mae	1,359.5	1.25%	675.7	1.06%	926.5	1.43%
Other	176.0	0.00%	95.2	0.00%	6.7	0.00%
Total servicing portfolio	$12,351.5	0.25%	$3,570.7	0.43%	$2,267.1	0.92%
Number of loans	41,736		12,709		9,387
Weighted average Coupon	3.70%		3.96%		4.21%
Weighted average FICO	741		731		716
Weighted average LTV	65.5%		69.1%		79.8%
Avg. Portfolio balance (in millions)	7,668.5		3,516.9		2,253.9
Avg. Loan size (in thousands)	$295.4		$281.0		$241.5

(1)	Based on loan count.

The increase in the mortgage servicing portfolio in 2016 was due to servicing retained loan sales of $12.6 billion. Partially offsetting the increase were bulk sales of MSRs totaling approximately $815.0 million in UPB and a mark‑to‑market reduction in fair value of $24.4 million.    During the year ended December 31, 2016, prepayments of the servicing portfolio were $2.9 billion of UPB, of which an estimated 76% were recaptured and refinanced.

In 2016,  with the decrease in mortgage interest rates and resulting decline in MSR values, instead of selling MSRs at depressed pricing levels, we strategically changed direction to hold higher amounts of MSRs on the balance sheet by focusing on recapturing the portfolio runoff in the low interest rate environment.  With a successful retention program, we have more options to not only retain MSRs, but also to opportunistically sell certain portions of our servicing portfolio.  We believe this to be a successful strategy for us and our overall financial performance, even as interest rates have moved higher. With a strong retention capability, we were able to both take advantage of a low interest rate environment with stronger origination volume, and create a low weighted average coupon portfolio that will increase in value during a rising rate environment.  As previously mentioned, in February 2017, we entered into a $40.0 million MSR financing facility that will assist us in financing the retention of MSRs.

During 2016, our warehouse borrowing capacity increased from $675.0 million to $925.0 million. At December 31, 2016, we had six warehouse lender relationships. In addition to funding our mortgage loan originations, we also use a portion of our warehouse borrowing capacity to provide re‑warehouse facilities to our customers, correspondent sellers and other small mortgage banking companies. During 2016, we increased our outstanding commitments to our customers to $175.5 million. By leveraging our re‑warehousing division, we hope to increase the capture rate of our approved correspondent sellers business as well as expand our active customer base to include new customers seeking warehouse lines.

Real Estate Services

We provide portfolio loss mitigation and real estate services including real estate owned (REO) surveillance and disposition services, default surveillance and loss recovery services, short sale and real estate brokerage services, portfolio monitoring and reporting services. The source of revenue for this segment is primarily from the long‑term mortgage portfolio, along with a small number of third party clients as well.

The real estate services segment continues to be profitable and posted net earnings of $1.9 million for the year ended December 31, 2016, as compared to $3.9 million for the same period in 2015. As the long‑term mortgage portfolio continues to decline, we expect real estate services and the related revenues to decline.

Long‑Term Mortgage Portfolio

The long‑term mortgage portfolio primarily includes a) the residual interests in securitizations, b) master servicing rights from the securitizations and c) long‑term debt.

Although we have seen some stabilization and improvement in defaults, the portfolio continues to suffer losses and may continue for the foreseeable future until we see a significant prolonged decline in the number of foreclosure properties in the market.

For the year ended December 31, 2016, our residual interest in securitizations (represented by the difference between total trust assets and total trust liabilities) generated cash flows of $8.1 million as compared to $5.6 million for the year ended December 31, 2015. At December 31, 2016, our residual interest in securitizations (represented by the difference between total trust assets and total trust liabilities) increased to $15.7 million compared to $14.2 million at December 31, 2015. The increase in residual fair value in 2016 was the result of an increase in projected cash flows due to an improvement in the loans within certain trusts.

For additional information regarding the long‑term mortgage portfolio refer to Financial Condition and Results of Operations below.

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

Critical Accounting Policies

We define critical accounting policies as those that are important to the portrayal of our financial condition and results of operations. Our critical accounting policies require management to make difficult and complex judgments that rely on estimates about the effect of matters that are inherently uncertain due to the effect of changing market conditions and/or consumer behavior. In determining which accounting policies meet this definition, we considered our policies with respect to the valuation of our assets and liabilities and estimates and assumptions used in determining those valuations. We believe the most critical accounting issues that require the most complex and difficult judgments and that are particularly susceptible to significant change to our financial condition and results of operations include the following:

•	fair value of financial instruments;
•	variable interest entities and transfers of financial assets and liabilities;
•	goodwill and intangible assets;
•	net realizable value of REO;
•	repurchase reserve;
•	interest income and interest expense;
•	income taxes; and

•	business combinations.

Fair Value of Financial Instruments

Financial Accounting Standards Board—Accounting Standards Codification FASB ASC 820‑10‑35 defines fair value, establishes a framework for measuring fair value and outlines a fair value hierarchy based on the inputs to valuation techniques used to measure fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (also referred to as an exit price). Fair value measurements are categorized into a three‑level hierarchy based on the extent to which the measurement relies on observable market inputs in measuring fair value. Level 1, which is the highest priority in the fair value hierarchy, is based on unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 is based on observable market‑based inputs, other than quoted prices, in active markets for similar assets or liabilities. Level 3, which is the lowest priority in the fair value hierarchy, is based on unobservable inputs. Assets and liabilities are classified within this hierarchy in their entirety based on the lowest level of any input that is significant to the fair value measurement.

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

Mortgage loans held‑for‑sale—We elected to carry our mortgage loans held‑for‑sale originated or acquired from the mortgage lending operation at fair value. Fair value is based on quoted market prices, where available, prices for other traded mortgage loans with similar characteristics, and purchase commitments and bid information received from market participants.

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

Derivative financial instruments—We utilize certain derivative instruments in the ordinary course of our business to manage our exposure to changes in interest rates. These derivative instruments include forward sales of MBS and forward loan sale commitments (Hedging Instruments). We also issue IRLCs to borrowers in connection with single family mortgage loan originations. We recognize all derivative instruments at fair value. The estimated fair value of IRLCs are based on underlying loan types with similar characteristics using the TBA MBS market, which is actively quoted and easily validated through external sources. The data inputs used in this valuation include, but are not limited to, loan type, underlying loan amount, note rate, loan program, and expected sale date of the loan, adjusted for current market conditions. These valuations are adjusted at the loan level to consider the servicing release premium and loan pricing adjustments specific to each loan. For all IRLCs, the base value is then adjusted for the anticipated Pull‑through Rate. The fair value of the Hedging Instruments is based on the actively quoted TBA MBS market using observable inputs related to characteristics of the underlying MBS stratified by product, coupon and settlement date and are recorded in other liabilities in the consolidated balance sheet. The initial and subsequent changes in value of IRLCs and forward sale commitments are a component of gain on sale of loans, net in the consolidated statements of operations.

Long‑term debt—Long‑term debt (consisting of trust preferred securities and junior subordinated notes) is reported at fair value within the long‑term mortgage portfolio. These securities are measured based upon an analysis prepared by management, which utilizes a discounted cash flow analysis which takes into consideration our credit risk. Unrealized gains and losses are recognized in earnings in the accompanying consolidated statements of operations as change in fair value of long‑term debt. Our estimate of the fair value of the long‑term debt requires us to exercise significant judgment as to the timing and amount of the future obligation. Changes in assumptions resulting from changes in our credit risk profile will affect the estimated fair value of the long‑term debt and those changes are recorded as a component of net earnings. A change in assumptions associated with the improvement in our credit risk profile could result in a significant increase in the estimated fair value of the long‑term debt which would result in a significant charge to net earnings.

Variable Interest Entities and Transfers of Financial Assets and Liabilities

Historically, we securitized mortgages in the form of collateralized mortgage obligations (CMO), which were consolidated and accounted for as secured borrowings for financial statement purposes. We also securitized mortgages in the form of real estate mortgage investment conduits (REMICs), which were either consolidated or unconsolidated depending on the design of the securitization structure. CMO and certain REMIC securitizations contained structural terms that resulted in the transferee (securitization trust) to not be a qualifying special purpose entity (QSPE), therefore we consolidated the variable interest entity (VIE) as it was the primary beneficiary of the sole residual interest in each securitization trust. Generally, this was achieved by including terms in the securitization agreements that gave us the ability to unilaterally cause the securitization trust to return specific mortgages, other than through a clean‑up call. Amounts consolidated are included in trust assets and liabilities as securitized mortgage collateral, real estate owned, derivative assets, securitized mortgage borrowings and derivative liabilities in the accompanying consolidated balance sheets.

Our estimate of the fair value of our net retained residual interests in unconsolidated securitizations, which are included in investment securities available‑for‑sale in the consolidated balance sheets, requires us to exercise significant judgment as to the timing and amount of future cash flows from the residual interests. We are exposed to credit risk from the underlying mortgage loans in unconsolidated securitizations to the extent we retain subordinated interests. Changes in expected cash flows resulting from changes in expected net credit losses will impact the value of our subordinated retained interests and those changes are recorded as a component of change in fair value of net trust assets.

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

Whether a securitization is consolidated or unconsolidated, investors in the securities issued by the securitization trust have no recourse to our non‑securitized assets or to us and have no ability to require us to provide additional assets, but rather have recourse only to the assets transferred to the trust. Whereas the accounting differences are significant, the underlying economic impact to us, over time, will be the same regardless of whether the securitization trust is consolidated or unconsolidated.

These securitizations are evaluated for consolidation based on the provisions of FASB ASC 810‑10‑25, which eliminated the concept of a QSPE and changed the approach to determine a securitization trust’s primary beneficiary. Amounts consolidated are included in trust assets and liabilities as securitized mortgage collateral, real estate owned, derivative assets, securitized mortgage borrowings and derivative liabilities in the accompanying consolidated balance sheets.

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

We perform an initial assessment of qualitative factors to determine whether the existence of events and circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In performing the qualitative assessment, we identify and consider the significance of relevant key factors, events, and circumstances that affect the fair value of our reporting units. These factors include external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as our actual and planned financial performance. We also give consideration to the difference between the reporting unit fair value and carrying value as of the most recent date a fair value measurement was performed. If, after assessing the totality of relevant events and circumstances, we determine that it is more likely than not that the fair value of the reporting unit exceeds its carrying value and there is no indication of impairment, no further testing is performed; however, if we conclude otherwise, the first step of the two-step impairment test is performed by estimating the fair value of the reporting unit and comparing it with its carrying value, including goodwill. If the carrying amount of the goodwill exceeds the fair value, the amount of the impairment is measured as the difference between the carrying amount of the asset and its fair value. Impairment is permanently recognized by writing down the asset to the extent that the carrying value exceeds the estimated fair value.

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

Net Realizable Value (NRV) of REO

The Company considers the NRV of its REO properties in evaluating REO losses. When real estate is acquired in settlement of mortgage loans, or other real estate owned, the mortgage is written‑down to a percentage of the property’s appraised value, broker’s price opinion or list price less estimated selling costs and including mortgage insurance proceeds expected to be received. Subsequent changes in the NRV of the REO is reflected as a write‑down of REO and results in additional losses.

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

Interest Income and Interest Expense

Interest income on securitized mortgage collateral and interest expense on securitized mortgage borrowings are recorded using the effective interest method for the period based on the previous quarter‑end’s estimated fair value. Interest expense on long‑term debt is recorded using the effective interest method based on estimated future interest rates and cash flows.

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

Business Combinations

Business combinations are accounted for under the acquisition method of accounting in accordance with ASC Topic 805, “Business Combinations.” Under the acquisition method, the acquiring entity in a business combination recognizes 100 percent of the acquired assets and assumed liabilities, regardless of the percentage owned, at their estimated fair values as of the date of acquisition. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. To the extent the fair value of net assets acquired, including other identifiable assets, exceeds the purchase price, a bargain purchase gain is recognized. Assets acquired and liabilities assumed which involve contingencies must also be recognized at their estimated fair value, provided such fair value can be determined during the measurement period. Acquisition‑related costs, including severance, conversion and other restructuring charges, such as abandoned space accruals, are expensed at the time of the acquisition. Results of operations of an acquired business are included in the statement of operations from the date of acquisition.

Financial Condition and Results of Operations

Financial Condition

For the years ended December 31, 2016 and 2015

The following table shows the condensed consolidated balance sheets for the following periods:

	December 31,	December 31,	Increase	%
	2016	2015	(Decrease)	Change
ASSETS
Cash	$40,096	$32,409	$7,687	24%
Restricted cash	5,971	3,474	2,497	72
Mortgage loans held-for-sale	388,422	310,191	78,231	25
Finance receivables	62,937	36,368	26,569	73
Mortgage servicing rights	131,537	36,425	95,112	261
Securitized mortgage trust assets	4,033,290	4,594,534	(561,244)	(12)
Goodwill	104,938	104,938	—	—
Intangibles	25,778	29,975	(4,197)	(14)
Deferred tax asset	24,420	24,420	—	—
Other assets	46,345	38,118	8,227	22
Total assets	$4,863,734	$5,210,852	$(347,118)	(7)%
LIABILITIES & EQUITY
Warehouse borrowings	$420,573	$325,616	$94,957	29%
Term financing	29,910	29,716	194	1
Convertible notes	24,965	44,819	(19,854)	(44)
Long-term debt ($71,120 par)	47,207	31,898	15,309	48
Repurchase reserve	5,408	5,236	172	3
Securitized mortgage trust liabilities	4,017,603	4,580,326	(562,723)	(12)
Contingent consideration	31,072	48,079	(17,007)	(35)
Other liabilities	55,956	30,672	25,284	82
Total liabilities	4,632,694	5,096,362	(463,668)	(9)
Total equity	231,040	114,490	116,550	102
Total liabilities and stockholders’ equity	$4,863,734	$5,210,852	$(347,118)	(7)%

At December 31, 2016, cash increased to $40.1 million from $32.4 million at December 31, 2015. The increase in cash was primarily due to the issuances of common stock with net proceeds of approximately $47.5 million, $8.2 million in proceeds from the sale of MSRs and $8.1 million from residual interest in securitizations.  Partially offsetting the increase in cash was $54.1 million in earn out payments related to the contingent consideration.

Mortgage loans held‑for‑sale increased $78.2 million to $388.4 million at December 31, 2016 as compared to $310.2 million at December 31, 2015. The increase was due to $12.9 billion in originations offset by $12.8 billion in loan sales related to growth in our mortgage lending division. As a normal course of our origination and sales cycle, loans held‑for‑sale at the end of any period are generally sold within one or two subsequent months.

Finance receivables increased $26.5 million to $62.9 million at December 31, 2016 as compared to $36.4 million at December 31, 2015. The increase was due to $928.2 million in fundings offset by $901.7 million in settlements.

Mortgage servicing rights increased $95.1 million to $131.5 million at December 31, 2016 as compared to $36.4 million at December 31, 2015. The increase was due to servicing retained loan sales of $12.6 billion. Partially offsetting the increase were bulk sales of MSRs totaling $815.0 million in UPB and a mark‑to‑market reduction in fair value of $24.4 million. At December 31, 2016, we serviced $12.4 billion in UPB for others as compared to $3.6 billion at December 31, 2015.

Warehouse borrowings increased $95.0 million to $420.6 million at December 31, 2016 as compared to $325.6 million at December 31, 2015. The increase was due to an increase in mortgage loans held‑for‑sale attributable to the increased loan volume from the growth in our mortgage lending division and increased finance receivables at December 31, 2016. During 2016, we increased our total borrowing capacity to $925.0 million as compared to $675.0 million at December 31, 2015.

Convertible notes decreased $19.9 million to $25.0 million at December 31, 2016 as compared to $44.8 million at December 31, 2015. In January 2016, we elected to exercise our option to convert the $20.0 million in Notes to common stock. As a result, we converted $20.0 million of debt into equity by issuing an aggregate of 1,839,080 shares of common stock.

Long‑term debt increased $15.3 million to $47.2 million at December 31, 2016 as compared to $31.9 million at December 31, 2015. The increase was primarily due to mark‑to‑market adjustments as a result of the increase in the estimated fair value of long‑term debt. The increase in the estimated fair value of long‑term debt was primarily the result of a decrease in the discount rate attributable to an improvement in our own credit risk profile, an improvement in our financial condition and results of operations as well as an increase in the forward LIBOR curve.

As part of the CCM acquisition in the first quarter of 2015, we recorded $124.6 million of contingent consideration associated with the three year earn‑out provision for CCM. During 2016, we recorded $30.1 million change in fair value associated with an increase in the contingent consideration liability resulting in a charge to earnings. In addition, we made $54.1 million in earn out payments to CashCall Inc. reducing the liability. Partially offsetting the reduction was $7.0 million in accretion of the contingent consideration. As of December 31, 2016 the contingent consideration was $31.1 million.

Book value per share increased 30% to $14.42 at December 31, 2016 as compared to $11.09 at December 31, 2015. Book value per common share increased 84% to $11.19 as of December 31, 2016, as compared to $6.07 as of December 31, 2015 (inclusive of the remaining $51.8 million of liquidation preference on our preferred stock).

The changes in total assets and liabilities are primarily attributable to decreases in our trust assets and trust liabilities as summarized below.

	December 31,	December 31,	Increase	%
	2016	2015	(Decrease)	Change
Securitized mortgage collateral	$4,021,891	$4,574,919	$(553,028)	(12)%
Other trust assets	11,399	19,615	(8,216)	(42)
Total trust assets	4,033,290	4,594,534	(561,244)	(12)

Securitized mortgage borrowings	$4,017,603	$4,578,657	$(561,054)	(12)%
Other trust liabilities	—	1,669	(1,669)	(100)
Total trust liabilities	4,017,603	4,580,326	(562,723)	(12)
Residual interests in securitizations	$15,687	$14,208	$1,479	10%

Since the consolidated and unconsolidated securitization trusts are nonrecourse to us, trust assets and liabilities have been netted in the table above to present our interest in these trusts more simply, which are considered the residual interests in securitizations. For unconsolidated securitizations the residual interests represent the fair value of investment securities available‑for‑sale. For consolidated securitizations, the residual interests are represented by the fair value of securitized mortgage collateral and real estate owned, offset by the fair value of securitized mortgage borrowings and net derivative liabilities. We receive cash flows from our residual interests in securitizations to the extent they are available after required distributions to bondholders and maintaining specified overcollateralization levels and other specified parameters (such as maximum delinquency and cumulative default) within the trusts. The estimated fair value of the residual interests, represented by the difference in the fair value of total trust assets and total trust liabilities, was $15.7 million at December 31, 2016, compared to $14.2 million at December 31, 2015.

We update our collateral assumptions quarterly based on recent delinquency, default, prepayment and loss experience. Additionally, we update the forward interest rates and investor yield (discount rate) assumptions based on information derived from market participants. During the year ended December 31, 2016,  actual losses were relatively flat and were in line with forecasted losses for the majority of trusts with residual value.  Principal payments and liquidations of securitized mortgage collateral and securitized mortgage borrowings also contributed to the reduction in trust assets and liabilities.  Offsetting the decrease in securitized mortgage collateral and securitized mortgage borrowings was an increase in fair value due to an increase in projected future cash flows in the 2006 multi-family vintage.  The decrease in loss assumptions on certain trusts with residual value and increase in the fair value resulted in an increase in the value of our residual interests at December 31, 2016.

•

The estimated fair value of securitized mortgage collateral decreased $553.0 million during 2016, primarily due to reductions in principal from borrower payments and transfers of loans to REO for single‑family and multi‑family collateral. Additionally, other trust assets decreased $8.2 million during 2016,  primarily due to liquidations of $42.0 million and a $5.9 million decrease in the net realizable value (NRV) of REO. Partially offsetting the decrease was an increase of $39.7 million in REO from foreclosures.

•

The estimated fair value of securitized mortgage borrowings decreased $561.1 million during 2016, primarily due to reductions in principal balances from principal payments during the period for single‑family and multi‑family collateral as well as a decrease in loss assumptions. The $1.7 million reduction in other trust liabilities during 2016 was due to $1.9 million in derivative cash payments from the securitization trusts partially offset by $232 thousand in mark-to-market losses.

Prior to 2008, we securitized mortgage loans by transferring originated and acquired residential single‑family mortgage loans and multi‑family commercial loans (the “transferred assets”) into non‑recourse bankruptcy remote trusts which in turn issued tranches of bonds to investors supported only by the cash flows of the transferred assets. Because the assets and liabilities in the securitizations are nonrecourse to us, the bondholders cannot look to us for repayment of their bonds in the event of a shortfall. These securitizations were structured to include interest rate derivatives. We retained the residual interest in each trust, and in most cases would perform the master servicing function. A trustee and sub‑servicer, unrelated to us, was utilized for each securitization. Cash flows from the loans (the loan payments as well as liquidation of foreclosed real estate properties) collected by the loan sub‑servicer are remitted to us, the master servicer. The master servicer remits payments to the trustee who remits payments to the bondholders (investors). The sub‑servicer collects loan payments and performs loss mitigation activities for defaulted loans. These activities include foreclosing on properties securing defaulted loans, which results in REO. Our real estate services segment also performs mitigation activities for loans within the portfolio.

In accordance with accounting principles generally accepted in the United States of America (GAAP), we are required to consolidate all but one of these trusts (as we are not the master servicer on this one trust) on our statement of financial condition and results of operations. For the one trust we did not consolidate, the residual interest is reported as investment securities available‑for‑sale. For the trusts we do consolidate, the loans are included in the statement of financial condition as “securitized mortgage collateral”, the foreclosed loans are included in the statement of financial condition as “real estate owned” and the various bond tranches owned by investors are included in the statement of financial condition as “securitized mortgage borrowings.” Any interest rate derivatives remaining in the trusts are included in our statement of financial condition as “derivative assets” or “derivative liabilities,” respectively. To the extent there is excess overcollateralization (as defined in the securitization agreements) in these securitization trusts, we receive cash flows from the excess interest collected monthly from the residual interest we own. Because (i) we elected the fair value option on the securitized mortgage collateral, securitized mortgage borrowings, (ii) derivative assets/liabilities are carried at fair value, and (iii) real estate owned is reflected at net realizable value (NRV), which closely approximates fair market value, the net of the trust assets and trust liabilities represents the estimated fair value of the residual interests we own.

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

Forecasted assumptions sometimes referred to as “curves,” for defaults, loss severity, interest rates (LIBOR) and prepayments are inputted into the valuation model for each securitization trust. We hire third‑party market participants to provide forecasted curves for the aforementioned assumptions for each of the securitizations. Before inputting this information into the model, management employs a process to qualitatively and quantitatively review the assumption curves for reasonableness using other information gathered from the mortgage and real estate market (i.e., third party home price indices, published industry reports discussing regional mortgage and commercial loan performance and delinquency) as well as actual default and foreclosure information for each trust from the respective trustees.

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

The following table presents changes in the trust assets and trust liabilities for the year ended December 31, 2016:

	TRUST ASSETS				TRUST LIABILITIES
	Level 3 Recurring Fair
	Value Measurements				Level 3 Recurring Fair Value
	Investment		NRV (1)		Measurements
	securities	Securitized	Real		Securitized			Net
	available-for-	mortgage	estate	Total trust	mortgage	Derivative	Total trust	trust
	sale	collateral	owned	assets	borrowings	liabilities	liabilities	assets
Recorded book value at December 31, 2015	$26	$4,574,919	$19,589	$4,594,534	$(4,578,657)	$(1,669)	$(4,580,326)	$14,208
Total gains/(losses) included in earnings:
Interest income	2	57,176	—	57,178	—	—	—	57,178
Interest expense	—	—	—	—	(182,903)	—	(182,903)	(182,903)
Change in FV of net trust assets, excluding REO (2)	19	49,347	—	49,366	(43,503)	(233)	(43,736)	5,630
Losses from REO – not at FV but at NRV (2)	—	—	(5,934)	(5,934)	—	—	—	(5,934)
Total gains (losses) included in earnings	21	106,523	(5,934)	100,610	(226,406)	(233)	(226,639)	(126,029)
Transfers in and/or out of level 3	—	—	—	—	—	—	—	—
Purchases, issuances and settlements	(47)	(659,551)	(2,256)	(661,854)	787,460	1,902	789,362	127,508
Recorded book value at December 31, 2016	$—	$4,021,891	$11,399	$4,033,290	$(4,017,603)	$—	$(4,017,603)	$15,687

(1)	Accounted for at net realizable value.
(2)	Represents other income (expense) in the consolidated statements of operations for the year ended December 31, 2016.

Inclusive of losses from REO, total trust assets above reflect a net gain of $43.4 million as a result of an increase in fair value from securitized mortgage collateral and other trust assets of $49.3 million and $19 thousand, respectively, offset by losses from REO of $5.9 million. Net losses on trust liabilities were $43.7 million as a result of $43.5 million in losses from the increase in fair value of securitized mortgage borrowings and losses from derivative liabilities of $233 thousand. As a result, non-interest income—net trust assets totaled a decrease of $304 thousand for the year ended December 31, 2016.

The table below reflects the net trust assets as a percentage of total trust assets (residual interests in securitizations):

	December 31,	December 31,
	2016	2015
Net trust assets	$15,687	$14,208
Total trust assets	4,033,290	4,594,534
Net trust assets as a percentage of total trust assets	0.39%	0.31%

For the year ended December 31, 2016,  the estimated fair value of the net trust assets increased as a percentage of total trust assets. The increase was primarily due to an increase in projected future cash flows due to a decrease in loss assumptions in the 2006 multi-family.

Since the consolidated and unconsolidated securitization trusts are nonrecourse to us, our economic risk is limited to our residual interests in these securitization trusts. Therefore, in the following table we have netted trust assets and trust liabilities to present these residual interests more simply. Our residual interests in securitizations are segregated between our single‑family (SF) residential and multi‑family (MF) residential portfolios and are represented by the difference between trust assets and trust liabilities.

The following tables present the estimated fair value of our residual interests, including investment securities available for sale, by securitization vintage year and other related assumptions used to derive these values at December 31, 2016 and December 31, 2015:

	Estimated Fair Value of Residual			Estimated Fair Value of Residual
	Interests by Vintage Year at			Interests by Vintage Year at
	December 31, 2016			December 31, 2015
Origination Year	SF	MF	Total	SF	MF	Total
2002-2003 (1)	$8,402	$921	$9,323	$9,410	$1,401	$10,811
2004	1,267	653	1,920	1,198	805	2,003
2005	—	—	—	213	29	242
2006	—	4,444	4,444	—	1,152	1,152
Total	$9,669	$6,018	$15,687	$10,821	$3,387	$14,208
Weighted avg. prepayment rate	6.3%	10.1%	6.6%	5.6%	8.1%	5.8%
Weighted avg. discount rate	16.3%	17.9%	16.9%	16.3%	14.7%	15.9%

(1)	2002‑2003 vintage year includes CMO 2007‑A, since the majority of the mortgages collateralized in this securitization were originated during this period.
(2)	The estimated fair values of residual interests in vintage years 2005 through 2007 is reflective of higher estimated future losses and investor yield requirements compared to earlier vintage years.

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

The table below reflects the estimated future credit losses and investor yield requirements for trust assets by product (SF and MF) and securitization vintage at December 31, 2015:

	Estimated Future			Investor Yield
	Losses (1)			Requirement (2)
	SF	MF		SF	MF
2002-2003	7%	*	(3)	5%	7%
2004	8	*	(3)	5	5
2005	8	7%		5	4
2006	16	3		6	5
2007	16	4		6	4

(1)	Estimated future losses derived by dividing future projected losses by unpaid principal balances at December 31, 2016.
(2)

Investor yield requirements represent our estimate of the yield third‑party market participants would require to price our trust assets and liabilities given our prepayment, credit loss and forward interest rate assumptions.

(3)	Represents less than 1%.

Despite the increase in housing prices through December 31, 2016, housing prices in many parts of the country are still at levels which has significantly reduced or eliminated equity for loans originated after 2003. Future loss estimates are significantly higher for mortgage loans included in securitization vintages after 2004 which reflect severe home price deterioration and defaults experienced with mortgages originated during these periods.

Operational and Market Risks

We are exposed to a variety of market risks which include interest rate risk, credit risk, real estate risk, prepayment risk and liquidity risk.

Interest Rate Risk

Interest Rate Risk—Mortgage Lending.  We are exposed to interest rate risks relating to our ongoing mortgage lending operations. We use derivative instruments to manage some of our interest rate risk. However, we do not attempt to hedge interest rate risk completely. For a further description on interest rate risk related to mortgage lending, see Item. 7A Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk—Securitized Trusts, Term Financing and Long‑term Debt.  Our earnings from the long‑term mortgage portfolio depend largely on our interest rate spread, represented by the relationship between the yield on our interest‑earning assets (primarily investment securities available‑for‑ sale and securitized mortgage collateral) and the cost of our interest‑bearing liabilities (primarily securitized mortgage borrowings and long‑term debt). Our interest rate spread is impacted by several factors, including general economic factors, forward interest rates and the credit quality of mortgage loans in the long‑term mortgage portfolio.

The residual interests in our long‑term mortgage portfolio are sensitive to changes in interest rates on securitized mortgage collateral and the related securitized mortgage borrowings. Changes in interest rates can affect the cash flows and fair values of our trust assets and liabilities, as well as our earnings and stockholders’ equity.

Derivative instruments were used to manage some of the interest rate risk in our long‑term mortgage portfolio. However, we did not attempt to hedge interest rate risk completely. To help mitigate some of the exposure to the effect of changing interest rates on cash flows on securitized mortgage borrowings, we utilized derivative instruments primarily in the form of interest rate swap agreements (swaps) and, to a lesser extent, interest rate cap agreements (caps) and interest rate floor agreements (floors). These derivative instruments were recorded at fair value in the consolidated balance sheets. For non‑exchange traded contracts, fair value was based on the amounts that would be required to settle the positions with the related counterparties as of the valuation date. Valuations of derivative assets and liabilities were based on observable market inputs, if available. To the extent observable market inputs were not available, fair value measurements include our judgment about future cash flows, forward interest rates and certain other factors, including counterparty risk. Additionally, these values also took into account our own credit standing, to the extent applicable; thus, the valuation of the derivative instrument included the estimated value of the net credit differential between the counterparties to the derivative contract. During the fourth quarter of 2016, the derivative instruments used to help mitigate interest rate risk associated with the long-term mortgage portfolio expired.

We are also subject to interest rate risk on our term financing and long‑term debt (consisting of trust preferred securities and junior subordinated notes). These interest bearing liabilities include adjustable rate periods based on one‑month LIBOR (term financing) and three‑month LIBOR (trust preferred securities and junior subordinated notes). We do not currently hedge our exposure to the effect of changing interest rates related to these interest‑bearing liabilities. Significant fluctuations in interest rates could have a material adverse effect on our business, financial condition, results of operations or liquidity.

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

Counterparty Credit Risk.  We are exposed to counterparty credit risk in the event of non‑performance by counterparties to various agreements. We monitor our counterparties and currently do not anticipate losses due to counterparty non‑performance.

Credit Risk‑Securitized Trusts.  We manage credit risk by actively managing delinquencies and defaults through our servicers. Starting with the second half of 2007 we have not retained any additional mortgages in our long‑term mortgage portfolio. Our securitized mortgage collateral primarily consists of non‑conforming mortgages which when originated were generally within typical Fannie Mae and Freddie Mac guidelines but had loan characteristics, which may have included higher loan balances, higher loan‑ to‑value ratios or lower documentation requirements (including stated‑income loans), that made them non‑conforming under those guidelines.

Using historical losses, current portfolio statistics and market conditions and available market data, we have estimated future loan losses on the long‑ term mortgage portfolio, which are included in the fair value adjustment to our securitized mortgage collateral. The credit performance for the loans has been clearly far worse than our initial expectations when the loans were originated. We have seen some restoration of real estate values, however the ultimate level of realized losses will largely be influenced by local real estate conditions in areas where underlying properties are located, including the recovery of the housing market and overall strength of the economy. If market conditions continue to deteriorate in excess of our expectations, we may need to recognize additional fair value reductions to our securitized mortgage collateral, which may also affect the value of the related securitized mortgage borrowings and residual interests.

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

Real Estate Risk

Residential property values are subject to volatility and may be negatively affected by numerous factors, including, but not limited to, national, regional and local economic conditions such as unemployment and interest rate environment; local real estate conditions including housing inventory and foreclosures; and demographic factors. Decreases in property values reduce the value of the collateral securing and the potential proceeds available to a borrower to repay our loans, which could cause us to suffer losses.

Prepayment Risk

We historically used prepayment penalties as a method of partially mitigating prepayment risk for those borrowers that have the ability to refinance. The economic downturn, lack of available credit and declines in property values in certain parts of the country have limited some borrowers’ ability to refinance. These factors have reduced prepayment risk within our long‑term mortgage portfolio. With the seasoning of the long‑term mortgage portfolio, a significant portion of prepayment penalties terms have expired, thereby further reducing prepayment penalty income.

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

Liquidity Risk

We are exposed to liquidity risks relating to our ongoing mortgage lending operations. We primarily fund our mortgage lending originations through warehouse facilities with third‑party lenders. We primarily use facilities with national and regional banks. The warehouse facilities are secured by and used to fund single‑family residential mortgage loans. In addition, the warehouse lenders require cash to be posted as additional collateral to secure the borrowings. In order to mitigate the liquidity risk associated with warehouse borrowings, we attempt to sell our mortgage loans within 10‑15 days from acquisition or origination.

Long‑Term Mortgage Portfolio Credit Quality

We use the Mortgage Bankers Association (MBA) method to define delinquency as a contractually required payment being 30 or more days past due. We measure delinquencies from the date of the last payment due date in which a payment was received. Delinquencies for loans 60 days late or greater, foreclosures and delinquent bankruptcies were $1.0 billion or 20.0% of the long‑term mortgage portfolio as of December 31, 2016, as compared to $1.1 billion or 19.0% as of December 31, 2015.

The following table summarizes the unpaid principal balances of loans in our mortgage portfolio, included within securitized mortgage collateral and mortgage loans held‑for‑investment, that were 60 or more days delinquent (utilizing the MBA method) as of the periods indicated:

	December 31,	Total	December 31,	Total
Securitized mortgage collateral	2016	Collateral	2015	Collateral
60 - 89 days delinquent	$140,567	2.8%	$125,937	2.1%
90 or more days delinquent	417,947	8.2	394,129	6.7
Foreclosures (1)	224,633	4.4	351,276	6.0
Delinquent bankruptcies (2)	232,249	4.6	249,225	4.2
Total 60 or more days delinquent	$1,015,396	20.0	$1,120,567	19.0
Total collateral	$5,078,500	100.0	$5,900,239	100.0

(1)	Represents properties in the process of foreclosure.
(2)	Represents bankruptcies that are 30 days or more delinquent.

The following table summarizes securitized mortgage collateral, mortgage loans held‑for‑investment, mortgage loans held‑for‑sale and real estate owned, that were non‑performing as of the dates indicated (excludes 60‑89 days delinquent):

		Total		Total
	December 31,	Collateral	December 31,	Collateral
	2016	%	2015	%
90 or more days delinquent, foreclosures and delinquent bankruptcies	$874,829	17.2%	$994,630	16.9%
Real estate owned	11,399	0.2	19,589	0.3
Total non-performing assets	$886,228	17.4	$1,014,219	17.2

Non‑performing assets consist of non‑performing loans (mortgages that are 90 or more days delinquent, including loans in foreclosure and delinquent bankruptcies) plus REO. It is our policy to place a mortgage on nonaccrual status when it becomes 90 days delinquent and to reverse from revenue any accrued interest, except for interest income on securitized mortgage collateral when the scheduled payment is received from the servicer. The servicers are required to advance principal and interest on loans within the securitization trusts to the extent the advances are considered recoverable. IFC, a subsidiary of IMH and master servicer, may be required to advance funds, or in most cases cause the loan servicers to advance funds, to cover principal and interest payments not received from borrowers depending on the status of their mortgages. As of December 31, 2016, non‑performing assets (unpaid principal balance of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) as a percentage of the total collateral was 17.4%. At December 31, 2015, non‑performing assets to total collateral was 17.2%. Non‑performing assets decreased by approximately $128.0 million at December 31, 2016 as compared to December 31, 2015. At December 31, 2016, the estimated fair value of non‑performing assets (representing the fair value of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) was $263.6 million or 5.4% of total assets. At December 31, 2015, the estimated fair value of non‑performing assets was $388.6 million or 7.5% of total assets.

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

For the year ended December 31, 2016, we recorded a $5.9 million decrease in net realizable value of the REO compared to a decrease of $6.6 million for the comparable 2015 period. Increases and write-downs of the net realizable value reflect increases or declines in value of the REO subsequent to foreclosure date, but prior to the date of sale.

The following table presents the balances of the REO for continuing operations:

	December 31,	December 31,
	2016	2015
REO	$25,802	$28,058
Impairment (1)	(14,403)	(8,469)
Ending balance	$11,399	$19,589
REO inside trusts	$11,399	$19,589
REO outside trusts	—	—
Total	$11,399	$19,589

(1)	Impairment represents the cumulative write‑downs of net realizable value subsequent to foreclosure.

In calculating the cash flows to assess the fair value of the securitized mortgage collateral, we estimate the future losses embedded in our loan portfolio. In evaluating the adequacy of these losses, management takes many factors into consideration. For instance, a detailed analysis of historical loan performance data is accumulated and reviewed. This data is analyzed for loss performance and prepayment performance by product type, origination year and securitization issuance. The data is also broken down by collection status. Our estimate of losses for these loans is developed by estimating both the rate of default of the loans and the amount of loss severity in the event of default. The rate of default is assigned to the loans based on their attributes (e.g., original loan‑to‑value, borrower credit score, documentation type, geographic location, etc.) and collection status. The rate of default is based on analysis of migration of loans from each aging category. The loss severity is determined by estimating the net proceeds from the ultimate sale of the foreclosed property. The results of that analysis are then applied to the current mortgage portfolio and an estimate is created. We believe that pooling of mortgages with similar characteristics is an appropriate methodology in which to evaluate the future loan losses.

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

Results of Operations

For the year ended December 31, 2016 as compared to 2015 and 2014

	For the Year Ended December 31,
	2016	2015	2014
Revenues	$297,756	$166,957	$44,139
Expenses (1)	(238,043)	(95,681)	(57,340)
Net interest income	2,790	1,946	1,135
Change in fair value of long-term debt	(14,436)	(8,661)	(4,014)
Change in fair value of net trust assets, including trust REO gains (losses)	(304)	(5,638)	11,063
Income tax (expense) benefit	(1,093)	21,876	(1,305)
Net earnings (loss)	$46,670	$80,799	$(6,322)
Earnings (loss) per share available to common stockholders—basic	$3.54	$8.00	$(0.68)
Earnings (loss) per share available to common stockholders—diluted	$3.31	$6.40	$(0.68)

(1)	Includes changes in contingent consideration liability resulting in expense of $30.1 million and income of $45.9 million for the years ended December 31, 2016 and 2015.

Revenues

	For the Year Ended December 31,
			Increase	%
	2016	2015	(Decrease)	Change
Gain on sale of loans, net	$311,017	$169,206	$141,811	84%
Real estate services fees, net	8,395	9,850	(1,455)	(15)
Servicing income, net	13,734	6,102	7,632	125
Loss on mortgage servicing rights, net	(36,441)	(18,598)	(17,843)	(96)
Other revenues	1,051	397	654	165
Total revenues	$297,756	$166,957	$130,799	78

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

For the year ended December 31, 2016, gain on sale of loans, net totaled $311.0 million compared to $169.2 million in the comparable 2015 period. The $141.8 million increase is primarily due to increased volumes and gain on sale margins.   For the year ended December 31, 2016, we originated and sold $12.9 billion and $12.8 billion of loans, respectively, as compared to $9.3 billion and $9.2 billion of loans originated and sold, respectively, during the same period in 2015.  Margins increased to approximately 241 bps for the year ended December 31, 2016 as compared to 183 bps for the same period in 2015 due to a higher concentration of retail loans which have higher margins as well as the aforementioned expenses of CCM being included in gain on sale of loans, net in the first quarter of 2015.

Real estate services fees, net.  For the year ended December 31, 2016, real estate services fees, net were $8.4 million compared to $9.9 million in the comparable 2015 period. The $1.5 million decrease was primarily the result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio as compared to 2015.

Servicing income, net.  For the year ended December 31, 2016, servicing income, net was $13.7 million compared to $6.1 million in the comparable 2015 period.  The increase in servicing income, net was the result of the servicing portfolio increasing 118% to an average balance of $7.7 billion for the year ended December 31, 2016 as compared to an average balance of $3.5 billion for the year ended December 31, 2015.   The increase in the average balance of the servicing portfolio is a result of servicing retained loan sales of $12.6 billion during the year ended December 31, 2016 partially offset by a bulk sale of MSRs of approximately $815.0 million.

Loss on mortgage servicing rights, net.  For the year ended December 31, 2016, loss on MSRs was $36.4 million compared to $18.6 million in the comparable 2015 period. For the year ended December 31, 2016, we recorded a $24.4 million loss from a change in fair value of MSRs primarily the result of $2.9 billion in prepayments due to the low mortgage interest rate environment during 2016 which resulted in an increase in actual prepayments as well as prepayment speed assumptions.  For the year ended December 31, 2016, as a result of our successful retention efforts, we recaptured and refinanced approximately 76% of these prepayments at a lower coupon rate and thus a higher servicing value.   Despite the mark-to-market (MTM) loss from loan prepayments recorded as a loss on MSRs, there was also a corresponding income from the recaptured loan with a higher MSR value recognized in gain on sale of loans, net in the consolidated statement of operations.

During the year ended December 31, 2016 we had a $9.7 million loss on sale of mortgage servicing rights related to refunds of premiums to investors for loan payoffs associated with sales of servicing rights in previous periods as compared to $8.0 million in the comparable 2015 period as well as a $1.0 million loss on the sale of $815.0 million UPB of MSRs.  In addition to the loss we had a $1.4 million decrease in realized and unrealized losses from hedging instruments related to MSRs.  During the third quarter of 2016, we amended a previous MSR sale agreement, extending the early prepayment protection, in return allowing us to solicit the sold portfolio.  As a result we booked a $7.5 million charge during the third quarter related to this amendment.    The amendment gave us the option to terminate the agreement with a 90 day notification.    In November, we exercised our option to terminate the agreement.

	For the Year Ended December 31,
			Increase	%
	2015	2014	(Decrease)	Change
Gain on sale of loans, net	$169,206	$28,217	$140,989	500%
Real estate services fees, net	9,850	14,729	(4,879)	(33)
Servicing income, net	6,102	4,586	1,516	33
Loss on mortgage servicing rights, net	(18,598)	(5,116)	(13,482)	(264)
Other revenues	397	1,723	(1,326)	(77)
Total revenues	$166,957	$44,139	$122,818	278

Gain on sale of loans, net.  For the year ended December 31, 2015, gain on sale of loans, net were $169.2 million compared to $28.2 million in the comparable 2014 period. The $141.0 million increase is primarily related to a $132.2 million increase in premiums received from the sale of mortgage loans, a $68.7 million increase in premiums from servicing retained loan sales, a $15.2 million increase in realized and unrealized net gains on derivative financial instruments and a $1.2 million decrease in provision for repurchases, partially offset by $69.9 million increase in net direct loan origination expenses and a $6.5 million decrease in mark‑to‑market gains on LHFS.

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

Real estate services fees, net.  For the year ended December 31, 2015, real estate services fees, net were $9.9 million compared to $14.7 million in the comparable 2014 period. The $4.9 million decrease was primarily the result of a decrease in transactions related to the decline in the number of loans and the UPB of the long‑term mortgage portfolio. As the long‑term mortgage portfolio continues to decline, we expect real estate services and the related revenues to decline.

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

Loss on mortgage servicing rights, net.  For the year ended December 31, 2015, loss on mortgage servicing rights was $18.6 million compared to a loss of $5.1 million in the comparable 2014 period. The loss on mortgage servicing rights was primarily the result of an $8.0 million loss on sale of servicing rights due to refunds of premiums to investors for loan payoffs associated with sales of servicing rights in previous periods. Losses were also associated with the reduction in interest rates from FHA dropping its required mortgage insurance premium by 0.50% in January 2015. Additionally, we recorded a $10.9 million loss from change in fair value of mortgage servicing rights related to a decrease in interest rates and prepayments experienced during the year ended December 31, 2015. Additionally, during the fourth quarter of 2015, we began hedging mortgage servicing rights with TBA MBS resulting in $387 thousand in realized and unrealized gains. For the year ended December 31, 2014, loss on mortgage servicing rights was primarily the result of a ($6.2) million change in fair value of MSRs due to an increase in prepayment speed assumptions as a result of a decrease in interest rates during the period, partially offset by a $1.1 million gain on the sale of mortgage servicing rights. Because mortgage servicing rights are recorded on the consolidated balance sheet at estimated fair value, we normally experience mark‑to‑market gains or losses due to changes in the value of servicing between the initial recording and the fair value estimate at the balance sheet date when there is volatility in interest rates.

Other revenues.  For the year ended December 31, 2015, other revenues were $397 thousand compared to $1.7 million in the comparable 2014 period. The decrease in other revenue was due to the sale of AmeriHome during the first quarter of 2014 resulting in a $1.2 million gain.

Expenses

	For the Year Ended December 31,
			Increase	%
	2016	2015	(Decrease)	Change
Personnel expense	$124,559	$77,821	$46,738	60%
Business promotion	42,571	27,650	14,921	54
General, administrative and other	33,771	27,988	5,783	21
Accretion of contingent consideration	6,997	8,142	(1,145)	(14)
Change in fair value of contingent consideration	30,145	(45,920)	76,065	166
Total expenses	$238,043	$95,681	$142,362	149

Total expenses were $238.0 million for the year ended December 31, 2016, compared to $95.7 million for the comparable period of 2015.  The increase in expenses is due to the CCM acquisition and the presentation of CCM operating expenses in the first quarter of 2015 before we closed the transaction on March 31, 2015.  We received the economic benefit of the CCM transaction from the beginning of 2015 but did not hire the employees of CCM or incur direct operating expenditures of CCM until the transaction closed on March 31, 2015.  Accordingly, operating expenses for CCM in the first quarter of 2015 were included within gain on sale of loans, net as loan origination costs in the consolidated statements of operations.  Beginning with the second quarter of 2015 the operating expenses of CCM were included in personnel, business promotion, general, administrative and other expense, as normally presented.

Personnel expense increased $46.7 million to $124.6 million for the year ended December 31, 2016.  In addition to the aforementioned presentation of CCM in 2015, the increase is primarily due to an increase in commission expense due to an increase in loan origination volumes as well as an increase in personnel related costs due to the addition of new personnel to accommodate the increase in mortgage loan volumes.

Business promotion totaled $42.6 million for the year ended December 31, 2016, compared to $27.7 million for the comparable period of 2015.  Our centralized call center purchases leads and promotes its business through radio and television advertisements.  In addition to the aforementioned presentation of CCM in 2015, the increase in business promotion is primarily due to the focus on growing market share and geographic scope within the CashCall Mortgage retail channel as well as growth in the correspondent and wholesale lending channels.

General, administrative and other expenses increased to $33.8 million for the year ended December 31, 2016, compared to $28.0 million for the same period in 2015.  In addition to the aforementioned presentation of CCM in 2015, the increase was primarily related to a $1.9 million increase in data processing and information technology support, a $1.9 million increase in other general and administrative expenses, a  $1.2 million increase in amortization of intangible and other assets and a $745 thousand increase in legal and professional fees.

Beginning in the second quarter of 2015, as part of the acquisition of CCM, we record accretion of the contingent consideration liability from the close of the transaction in March 2015 through the end of the earn-out period in December 2017, which increases the contingent consideration liability. The estimated contingent consideration liability is based on discounted cash flows which represent the time value of money of the liability during the earn-out period.  In 2016, accretion increased the contingent consideration liability by $7.0 million as compared to $8.1 million during 2015.  The reduction in accretion is due to the reduction in the estimated future pre-tax earnings as compared to projections in 2015.  The accretion will continue to be a charge against earnings in future quarters until the end of the earn-out period in the fourth quarter of 2017.

We recorded a $30.1 million change in fair value associated with an increase in the contingent consideration liability for 2016 related to updated assumptions including current market conditions and increased mortgage loan originations for CCM. The change in fair value of contingent consideration was related to the estimated increase in future pre-tax earnings of CCM over the remaining earn-out period of four quarters. The fair value of contingent consideration may change from quarter to quarter based upon actual experience and updated assumptions used to forecast pre-tax earnings for CCM.  Even though this projected increase in mortgage volume for CCM is favorable, it resulted in a corresponding charge to earnings of $30.1 million for the year ended December 31, 2016.

	For the Year Ended December 31,
			Increase	%
	2015	2014	(Decrease)	Change
Personnel expense	$77,821	$37,398	$40,423	108%
Business promotion	27,650	1,182	26,468	2239
General, administrative and other	27,988	18,760	9,228	49
Accretion of contingent consideration	8,142	—	8,142	n/a
Change in fair value of contingent consideration	(45,920)	—	(45,920)	n/a
Total expenses	$95,681	$57,340	$38,341	67

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

Throughout 2015, we updated assumptions to value the contingent consideration liability which included reductions in gain on sale margins based on current market conditions and estimates of loan originations and operating expenses for CCM. Based on updated assumptions, we recorded a $45.9 million change in fair value associated with a reduction in the contingent consideration liability for the year ended December 31, 2015. The change in fair value of contingent consideration was related to the estimated reduction in future pretax earnings of CCM over the expected earn‑out period. The fair value of contingent consideration may change from quarter to quarter based upon actual experience and updated assumptions used to forecast pretax earnings for CCM.

Beginning in the second quarter of 2015, as part of the acquisition of CCM, we record accretion of the contingent consideration liability from the close of the transaction in March 2015 through the end of the earn‑out period in 2017, which increases the contingent consideration liability. The estimated contingent consideration liability is based on discounted cash flows which represent the time value of money of the liability during the earn‑out period. For the year ended December 31, 2015, accretion increased the contingent consideration liability by $8.1 million. We did not record accretion in the first quarter of 2015 as the acquisition transaction did not close until March 31, 2015, however the accretion will continue to be a charge against earnings in future quarters until the end of the earn‑out period.

Other Income (Expense)

	For the Year Ended December 31,
	2016	2015	2014
Interest income	$263,600	$276,799	$295,656
Interest expense	(260,810)	(274,853)	(294,521)
Change in fair value of long-term debt	(14,436)	(8,661)	(4,014)
Change in fair value of net trust assets, including trust REO (losses) gains	(304)	(5,638)	11,063
Total other (expense) income	$(11,950)	$(12,353)	$8,184

Net Interest Income (Expense)

We earn net interest income primarily from mortgage assets which include securitized mortgage collateral, mortgage loans held‑for‑sale and investment securities available‑for‑sale, or collectively, “mortgage assets,” and, to a lesser extent, interest income earned on cash and cash equivalents. Interest expense is primarily interest paid on borrowings secured by mortgage assets, which include securitized mortgage borrowings and warehouse borrowings and to a lesser extent, interest expense paid on long‑term debt, Convertible Notes, notes payable and line of credit. Interest income and interest expense during the period primarily represents the effective yield, based on the fair value of the trust assets and liabilities.

The following tables summarize average balance, interest and weighted average yield on interest‑earning assets and interest‑bearing liabilities, included within continuing operations, for the periods indicated. Cash receipts and payments on derivative instruments hedging interest rate risk related to our securitized mortgage borrowings are not included in the results below. These cash receipts and payments are included as a component of the change in fair value of net trust assets.

	For the Year Ended December 31,
	2016			2015
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Securitized mortgage collateral	$4,281,564	$245,662	5.74%	$4,942,276	$262,902	5.32%
Mortgage loans held-for-sale	418,968	15,652	3.74	320,917	11,737	3.66
Finance receivables	41,237	2,207	5.35	52,707	2,120	4.02
Other	35,373	79	0.22	20,547	40	0.19
Total interest-earning assets	$4,777,142	$263,600	5.52	$5,336,447	$276,799	5.19
LIABILITIES
Securitized mortgage borrowings	$4,280,913	$235,733	5.51%	$4,941,440	$254,626	5.15%
Warehouse borrowings (1)	449,598	15,302	3.40	353,750	11,574	3.27
Long-term debt	36,414	4,188	11.50	28,872	3,773	13.07
Convertible notes	24,961	2,521	10.10	36,301	2,777	7.65
Term financing	29,819	3,034	10.17	15,123	1,587	10.49
Short-term borrowings	—	—	—	3,491	398	11.40
Other	2,546	32	1.26	3,923	118	3.01
Total interest-bearing liabilities	$4,824,251	$260,810	5.41	$5,382,900	$274,853	5.11
Net Interest Spread (2)		$2,790	0.11%		$1,946	0.08%
Net Interest Margin (3)			0.06%			0.04%

(1)	Warehouse borrowings include the borrowings from mortgage loans held‑for‑sale and finance receivables.
(2)	Net interest spread is calculated by subtracting the weighted average yield on interest‑bearing liabilities from the weighted average yield on interest‑earning assets.
(3)	Net interest margin is calculated by dividing net interest spread by total average interest‑earning assets.

Net interest spread increased $844 thousand for the year ended December 31, 2016 primarily attributable to an increase in the net interest spread on securitized mortgage collateral and securitized mortgage borrowings, an increase in the net interest spread between loans held-for-sale and finance receivables and their related warehouse borrowings and a decrease in interest expense on the convertible debt.  The decrease in interest expense from the Convertible Notes is due to the conversion of the Notes in the first quarter of 2016.  Offsetting the increase in net spread was an increase in interest expense on the long-term debt and term financing.  As a result, net interest margin increased to 0.06% for the year ended December 31, 2016 as compared to 0.04% for the year ended December 31, 2015.

During the year ended December 31, 2016, the yield on interest-earning assets increased to 5.52% from 5.19% in the comparable 2015 period. The yield on interest-bearing liabilities increased to 5.41% for the year ended December 31, 2016 from 5.11% for the comparable 2015 period. In connection with the fair value accounting for investment securities available-for-sale, securitized mortgage collateral and borrowings and long-term debt, interest income and interest expense is recognized using effective yields based on estimated fair values for these instruments. The increase in yield for securitized mortgage collateral and securitized mortgage borrowings is primarily related to decreased prices on mortgage-backed bonds which resulted in an increase in yield as compared to the previous period.

	For the Year Ended December 31,
	2015			2014
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Securitized mortgage collateral	$4,942,276	$262,902	5.32%	$5,413,104	$289,603	5.35%
Mortgage loans held-for-sale	320,917	11,737	3.66	136,651	5,875	4.30
Finance receivables	52,707	2,120	4.02	3,013	139	4.61
Other	20,547	40	0.19	11,076	39	0.35
Total interest-earning assets	$5,336,447	$276,799	5.19	$5,563,844	$295,656	5.31
LIABILITIES
Securitized mortgage borrowings	$4,941,440	$254,626	5.15%	$5,410,742	$283,951	5.25%
Warehouse borrowings (1)	353,750	11,574	3.27	136,789	4,616	3.37
Long-term debt	28,872	3,773	13.07	17,386	4,270	24.56
Convertible notes	36,301	2,777	7.65	20,000	1,548	7.74
Term financing	15,123	1,587	10.49	—	—	—
Short-term borrowings	3,491	398	11.40	33	2	6.06
Other	3,923	118	3.01	3,453	134	3.88
Total interest-bearing liabilities	$5,382,900	$274,853	5.11	$5,588,403	$294,521	5.27
Net Interest Spread (2)		$1,946	0.08%		$1,135	0.04%
Net Interest Margin (3)			0.04%			0.02%

(1)	Warehouse borrowings include the borrowings from mortgage loans held‑for‑sale and finance receivables.
(2)	Net interest spread is calculated by subtracting the weighted average yield on interest‑bearing liabilities from the weighted average yield on interest‑earning assets.
(3)	Net interest margin is calculated by dividing net interest spread by total average interest‑earning assets.

Net interest spread increased $811 thousand for the year ended December 31, 2015 primarily attributable to an increase in the net interest spread on securitized mortgage collateral and securitized mortgage borrowings, an increase in the net interest spread between loans held‑for‑sale and finance receivables and their related warehouse borrowings and a decrease in interest expense on the long‑term debt. Offsetting the increase in net spread was an increase in interest expense from the issuance of the additional Convertible Note, short‑term structured debt and short‑term borrowing. As a result, net interest margin increased to 0.04% for the year ended December 31, 2015 from 0.02% for the year ended December 31, 2014.

During the year ended December 31, 2015, the yield on interest‑earning assets decreased to 5.19% from 5.31% in the comparable 2014 period. The yield on interest‑bearing liabilities decreased to 5.11% for the year ended December 31, 2015 from 5.27% for the comparable 2014 period. In connection with the fair value accounting for investment securities available‑for‑sale, securitized mortgage collateral and borrowings and long‑term debt, interest income and interest expense is recognized using effective yields based on estimated fair values for these instruments. The decrease in yield for securitized mortgage collateral and securitized mortgage borrowings is primarily related to increased prices on mortgage‑backed bonds which resulted in a decrease in yield as compared to the previous period. This has resulted in an increase in fair value for both securitized mortgage collateral and securitized mortgage borrowings.

Change in the fair value of long‑term debt

Long‑term debt (consisting of trust preferred securities and junior subordinated notes) is measured based upon an internal analysis which considers our own credit risk and discounted cash flow analyses. Improvements in our financial results and financial condition in the future could result in additional increases in the estimated fair value of the long‑term debt, while deterioration in financial results and financial condition could result in a decrease in the estimated fair value of the long‑term debt.

Change in the fair value of long-term debt resulted in an expense of $14.4 million for the year ended December 31, 2016, compared to an expense of $8.7 million for the comparable 2015 period as a result of the increase in the estimated fair value of long-term debt. The increase in the estimated fair value of long-term debt during 2016 was primarily the result of a decrease in the discount rate attributable to an improvement in our own credit risk profile associated with our capital raise during the third quarter, improvement in our financial condition and results of operations from the mortgage lending segment during 2016.  The increase in the estimated fair value of long-term debt during the 2015 was primarily the result of a decrease in the discount rate attributable to an improvement in our own credit risk profile, improvement in our financial condition and results of operations from the mortgage lending segment including the acquisition of CCM during the first quarter of 2015 as well as an increase in forward LIBOR interest rates during the second quarter of 2015.

Change in the fair value of long‑term debt resulted in a loss of $8.7 million for the year ended December 31, 2015, compared to a loss of $4.0 million for the comparable 2014 period as a result of the increase in the estimated fair value of long‑term debt. The increase in the estimated fair value of long‑term debt was primarily the result of a decrease in the discount rate attributable to an improvement in our own credit risk profile, improvement in our financial condition and results of operations from the mortgage lending segment including the acquisition of CCM during the first quarter of 2015 as well as an increase in forward LIBOR interest rates during 2015 as compared to 2014.

Change in fair value of net trust assets, including trust REO gains (losses)

	For the Year Ended
	December 31,
	2016	2015	2014
Change in fair value of net trust assets, excluding REO	$5,630	$957	$3,482
(Losses) gains from REO	(5,934)	(6,595)	7,581
Change in fair value of net trust assets, including trust REO (losses) gains	$(304)	$(5,638)	$11,063

The change in fair value related to our net trust assets (residual interests in securitizations) was a loss of $304 thousand for the year ended December 31, 2016. The change in fair value of net trust assets, including REO was due to $5.6 million in gains from changes in fair value of securitized mortgage borrowings, securitized mortgage collateral and investment securities available-for-sale primarily associated with a decrease in LIBOR as well as updated assumptions on certain later vintage trusts with improved performance. Partially offsetting the increase was a $5.9 million decrease in NRV of REO during the period attributed to higher expected loss severities on properties held in the long-term mortgage portfolio during the period.

The change in fair value related to our net trust assets was a loss of $5.6 million for the year ended December 31, 2015, compared to a gain of $11.1 million in the comparable 2014 period. The change in fair value of net trust assets, excluding REO was due to $957 thousand in gains from changes in fair value of securitized mortgage borrowings, securitized mortgage collateral and investment securities available‑for‑sale primarily associated with lower interest rates during 2015 and updated assumptions of decreased collateral losses during 2015. Additionally, the NRV of REO decreased $6.6 million during the period attributed to higher expected loss severities on properties held in the long‑term mortgage portfolio primarily during the period.

The change in fair value related to our net trust assets was a gain of $11.1 million for the year ended December 31, 2014. The change in fair value of net trust assets, including REO was due to a $7.6 million increase in NRV of REO during the period attributed to lower expected loss severities on properties held in the long‑term mortgage portfolio during the period. Partially offsetting the gain was $3.5 million in gains from changes in fair value of securitized mortgage borrowings, securitized mortgage collateral and investment securities available‑for‑sale primarily associated with updating assumptions of increased collateral losses in the future and higher interest rates.

Income Taxes

In accordance with FASB ASC 810‑10‑45‑8, we record a deferred charge representing income tax expense on inter‑company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH in prior years. The deferred charge represents the deferral of income tax expense on inter‑company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH prior to 2008. The deferred charge is amortized and/or impaired, which does not result in any tax liability to be paid. The deferred charge is included in other assets in the accompanying consolidated balance sheets and is amortized as a component of income tax expense in the accompanying consolidated statement of operations. We recorded a tax expense in the amount of $1.3 million and $1.6 million for the years ended December 31, 2016 and 2015, respectively, related to the deferred charge impairment, which did not result in any tax liability to be paid.

We recorded income tax expense (benefit) of $1.1 million, $(21.9) million and $1.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. The income tax expense of $1.1 million for the year ended December 31, 2016 is primarily the result of the amortization of the deferred charge, federal alternative minimum tax (AMT) and state income taxes from states where we do not have net operating loss carryforwards or state minimum taxes, including AMT. The income tax benefit for 2015 is primarily the result of the reversal of a previously recorded valuation allowance of $24.4 million, partially offset by AMT, amortization of the deferred charge and state income taxes from states where we do not have net operating loss carryforwards or state minimum states, including AMT. The income tax expense of $1.3 million for 2014 is primarily related to alternative minimum taxes associated with taxable income generated from the sale of AmeriHome and mortgage servicing rights.

As of December 31, 2016, we had estimated federal and state net operating loss (NOL) carryforwards of approximately $511.0 million and $491.7 million, respectively. Federal and state net operating loss carryforwards begin to expire in 2027 and 2016, respectively.

Based on pretax income of $47.8 million for the year ended December 31, 2016, the expected tax expense would be $16.7 million. However, we utilized $17.0 million in available NOL’s by offsetting tax expense for the period with a reversal of the valuation allowance. The income tax expense of $1.1 million for the year ended December 31, 2016 is primarily the result of the amortization of the deferred charge, a non-cash expense. Additionally, based on the weight of available evidence at December 31, 2016, we determined that it was more likely than not that we would generate sufficient taxable income in future periods to utilize all of our recorded net deferred tax asset of $24.4 million.

As of December 31, 2014, we had deferred tax assets of $295.2 million which we recorded a full valuation allowance against. During the first quarter of 2015, with the aforementioned acquisition of CCM, we significantly expanded our mortgage lending operations and profitability. As of December 31, 2015, in part because of the earnings recognition during 2015, future projected earnings as well as the historical earnings of CCM, management determined that sufficient positive evidence existed to conclude that it was more likely than not that deferred taxes of $24.4 million were realizable, therefore we reduced the valuation allowance accordingly. Although realization is not assured, we believe that the realization of the recognized deferred tax asset of $24.4 million at December 31, 2016 is more likely than not based on future forecasted net earnings. We estimate that we would need to generate approximately $61.0 million of taxable income during the applicable carryforward periods to fully realize the federal and state deferred tax assets. However, to the extent we are unable to generate sufficient taxable income, the ability to realize the deferred tax asset may become uncertain and an additional charge to increase the valuation allowance may be recorded.

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

Results of Operations by Business Segment

We have three primary operating segments: Mortgage Lending, Real Estate Services and Long‑Term Mortgage Portfolio. Unallocated corporate and other administrative costs, including the cost associated with being a public company, are presented in Corporate. Segment operating results are as follows:

Mortgage Lending

Condensed Statements of Operations Data

	For the Year Ended December 31,
			Increase	%
	2016	2015	(Decrease)	Change
Gain on sale of loans, net	$311,017	$169,206	$141,811	84%
Servicing income, net	13,734	6,102	7,632	125
Loss on mortgage servicing rights, net	(36,441)	(18,598)	(17,843)	(96)
Other	79	25	54	216
Total revenues	288,389	156,735	131,654	84
Other income	2,582	2,037	545	27
Personnel expense	(122,509)	(75,925)	(46,584)	(61)
Business promotion	(42,420)	(27,494)	(14,926)	(54)
General, administrative and other	(20,302)	(15,842)	(4,460)	(28)
Accretion of contingent consideration	(6,997)	(8,142)	1,145	14
Change in fair value of contingent consideration	(30,145)	45,920	(76,065)	(166)
Earnings before income taxes	$68,598	$77,289	$(8,691)	(11)

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

For the year ended December 31, 2016, gain on sale of loans, net were $311.0 million compared to $169.2 million in the comparable 2015 period. The $141.8 million increase is primarily due to increased volumes and gain on sale margins.   For the year ended December 31, 2016, we originated and sold $12.9 billion and $12.8 billion of loans, respectively, as compared to $9.3 billion and $9.2 billion of loans originated and sold, respectively, during the same period in 2015.  Margins increased to approximately 241 bps for the year ended December 31, 2016 as compared to 183 bps for the same period in 2015 due to a higher concentration of retail loans which have higher margins as well as the aforementioned expenses of CCM being included in gain on sale of loans, net in the first quarter of 2015.

For the year ended December 31, 2016, servicing income, net was $13.7 million compared to $6.1 million in the comparable 2015 period.  The increase in servicing income, net was the result of the servicing portfolio increasing 118% to an average balance of $7.7 billion for the year ended December 31, 2016 as compared to an average balance of $3.5 billion for the year ended December 31, 2015.   The increase in the average balance of the servicing portfolio is a result of servicing retained loan sales of $12.6 billion during the year ended December 31, 2016 partially offset by a bulk sale of MSRs of approximately $815.0 million.

For the year ended December 31, 2016, loss on mortgage servicing rights, net was $36.4 million compared to $18.6 million in the comparable 2015 period. For the year ended December 31, 2016, we recorded a $24.4 million loss from a change in fair value of MSRs primarily the result of $2.9 billion in prepayments due to the low mortgage interest rate environment during 2016 which resulted in an increase in actual prepayments as well as prepayment speed assumptions.  For the year ended December 31, 2016, as a result of our successful retention efforts, we recaptured and refinanced approximately 76% of these prepayments at a lower coupon rate and thus a higher servicing value.   Despite the MTM loss from loan prepayments recorded as a loss on MSRs, there was also corresponding income from the recaptured loan with a higher MSR value recognized in gain on sale of loans, net in the consolidated statement of operations.

During the year ended December 31, 2016 we had a $9.7 million loss on sale of mortgage servicing rights, net related to refunds of premiums to investors for loan payoffs associated with sales of servicing rights in previous periods as compared to $8.0 million in the comparable 2015 period as well as a $1.0 million loss on the sale of $815.0 million UPB of MSRs.  In addition to the loss we had a $1.4 million decrease in realized and unrealized losses from hedging instruments related to MSRs.  During the third quarter of 2016, we amended a previous MSR sale agreement, extending the early prepayment protection, in return allowing us to solicit the sold portfolio.  As a result we booked a $7.5 million charge during the third quarter related to this amendment. The amendment gave us the option to terminate the agreement with a 90 day notification. In November, we exercised our option to terminate the agreement.

Personnel expense increased $46.6 million to $122.5 million for the year ended December 31, 2016.  In addition to the aforementioned presentation of CCM in 2015, the increase is primarily due to an increase in commission expense due to an increase in loan origination volumes as well as an increase in personnel related costs due to the addition of new personnel to accommodate the increase in mortgage loan volumes.

Business promotion totaled $42.4 million for the year ended December 31, 2016, compared to $27.5 million for the comparable period of 2015.  Our centralized call center purchases leads and promotes its business through radio and television advertisements.  In addition to the aforementioned presentation of CCM in 2015, the increase in business promotion is primarily due to the focus on growing market share and geographic scope within the CashCall Mortgage retail channel as well as growth in the correspondent and wholesale lending channels.

General, administrative and other expenses increased to $20.3 million for the year ended December 31, 2016, compared to $15.8 million for the same period in 2015.  In addition to the aforementioned presentation of CCM in 2015, the increase was primarily related to a $1.7 million increase in other general and administrative expenses, a  $1.2 million increase in amortization of intangible and other assets, a $1.1 million increase in additional occupancy expense and a $981 thousand increase in data processing.  Partially offsetting the increase in general, administrative and other expenses was an $870 thousand decrease in legal and professional fees.

Beginning in the second quarter of 2015, as part of the acquisition of CCM, we record accretion of the contingent consideration liability from the close of the transaction in March 2015 through the end of the earn-out period in December 2017, which increases the contingent consideration liability. The estimated contingent consideration liability is based on discounted cash flows which represent the time value of money of the liability during the earn-out period.  In 2016, accretion increased the contingent consideration liability by $7.0 million as compared to $8.1 million during 2015.  The reduction in accretion is due to the reduction in the estimated future pre-tax earnings as compared to projections in 2015.  The accretion will continue to be a charge against earnings in future quarters until the end of the earn-out period in the fourth quarter of 2017.

We recorded a $30.1 million change in fair value associated with an increase in the contingent consideration liability for 2016 related to updated assumptions including current market conditions and increased mortgage loan originations for CCM. The change in fair value of contingent consideration was related to the estimated increase in future pre-tax earnings of CCM over the remaining earn-out period of four quarters. The fair value of contingent consideration may change from quarter to quarter based upon actual experience and updated assumptions used to forecast pre-tax earnings for CCM.  Even though this projected increase in mortgage volume for CCM is favorable, it resulted in a corresponding charge to earnings of $30.1 million for 2016.

	For the Year Ended December 31,
			Increase	%
	2015	2014	(Decrease)	Change
Gain on sale of loans, net	$169,206	$28,217	$140,989	500%
Servicing income, net	6,102	4,586	1,516	33
Loss on mortgage servicing rights, net	(18,598)	(5,116)	(13,482)	(264)
Other	25	1,310	(1,285)	(98)
Total revenues	156,735	28,997	127,738	441
Other income	2,037	1,353	684	51
Personnel expense	(75,925)	(27,729)	(48,196)	(174)
Business promotion	(27,494)	(1,073)	(26,421)	(2462)
General, administrative and other	(15,842)	(6,508)	(9,334)	(143)
Accretion of contingent consideration	(8,142)	—	(8,142)	n/a
Change in fair value of contingent consideration	45,920	—	45,920	n/a
Earnings (loss) before income taxes	$77,289	$(4,960)	$82,249	1658

For the year ended December 31, 2015, gain on sale of loans, net were $169.2 million or 183 bps compared to $28.2 million or 99 bps in the comparable 2014 period. The $141.0 million increase is primarily related to a $132.2 million increase in premiums received from the sale of mortgage loans, a $68.7 million increase in premiums from servicing retained loan sales, a $15.2 million increase in realized and unrealized net gains on derivative financial instruments and a $1.2 million decrease in provision for repurchases, partially offset by $69.9 million increase in net direct loan origination expenses and a $6.5 million decrease in mark‑to‑market gains on LHFS.

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

For the year ended December 31, 2015, loss on mortgage servicing rights, net was $18.6 million compared to a loss of $5.1 million in the comparable 2014 period. The loss on mortgage servicing rights was primarily the result of an $8.0 million loss on sale of servicing rights due to refunds of premiums to investors for loan payoffs associated with sales of servicing rights in previous periods. Losses were also associated with the reduction in interest rates from FHA dropping its required mortgage insurance premium by 0.50% in January 2015. Additionally, we recorded a $10.9 million loss from change in fair value of mortgage servicing rights related to a decrease in interest rates and prepayments experienced during the year ended December 31, 2015. Additionally, during the fourth quarter of 2015, we began hedging mortgage servicing rights with TBA MBS resulting in $387 thousand in realized and unrealized gains. For the year ended December 31, 2014, loss on mortgage servicing rights was primarily the result of a ($6.2) million change in fair value of MSRs due to an increase in prepayment speed assumptions as a result of a decrease in interest rates during the period, partially offset by a $1.1 million gain on the sale of mortgage servicing rights. Because mortgage servicing rights are recorded on the consolidated balance sheet at estimated fair value, we normally experience mark‑to‑market gains or losses due to changes in the value of servicing between the initial recording and the fair value estimate at the balance sheet date when there is volatility in interest rates.

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

Throughout 2015, we updated assumptions to value the contingent consideration liability which included reductions in gain on sale margins based on current market conditions and estimates of loan originations and operating expenses for CCM. Based on updated assumptions, we recorded a $45.9 million change in fair value associated with a reduction in the contingent consideration liability for the year ended December 31, 2015. The change in fair value of contingent consideration was related to the estimated reduction in future pre‑tax earnings of CCM over the expected earn‑out period. The fair value of contingent consideration may change from quarter to quarter based upon actual experience and updated assumptions used to forecast pre‑tax earnings for CCM.

Beginning in the second quarter of 2015, as part of the acquisition of CCM, we record accretion of the contingent consideration liability from the close of the transaction in March 2015 through the end of the earn‑out period in 2017, which increases the contingent consideration liability. The estimated contingent consideration liability is based on discounted cash flows which represent the time value of money of the liability during the earn‑out period. For the year ended December 31, 2015, accretion increased the contingent consideration liability by $8.1 million. We did not record accretion in the first quarter of 2015 as the acquisition transaction did not close until March 31, 2015, however the accretion will continue to be a charge against earnings in future quarters until the end of the earn‑out period.

Real Estate Services

	For the Year Ended December 31,
			Increase	%
	2016	2015	(Decrease)	Change
Real estate services fees, net	$8,395	$9,850	$(1,455)	(15)%
Personnel expense	(5,790)	(5,052)	(738)	(15)
General, administrative and other	(746)	(899)	153	17
Earnings before income taxes	$1,859	$3,899	$(2,040)	(52)%

For the year ended December 31, 2016, real estate services fees, net were $8.4 million compared to $9.9 million in the comparable 2015 period. The $1.5 million decrease in real estate services fees, net was the result of a $1.8 million decrease in real estate and recovery fees and a $57 thousand decrease in real estate services partially offset by a $444 thousand increase in loss mitigation fees.  The decrease was primarily the result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio as compared to 2015.  Additionally, for the year ended December 31, 2016, personnel expense increased primarily due to increased loss mitigation efforts for the long‑term mortgage portfolio.

	For the Year Ended December 31,
			Increase	%
	2015	2014	(Decrease)	Change
Real estate services fees, net	$9,850	$14,729	$(4,879)	(33)%
Other expense	—	(5)	5	n/a
Personnel expense	(5,052)	(5,250)	198	4
General, administrative and other	(899)	(802)	(97)	(12)
Earnings before income taxes	$3,899	$8,672	$(4,773)	(55)%

For the year ended December 31, 2015, real estate services fees, net were $9.9 million compared to $14.7 million in the comparable 2014 period. The $4.9 million decrease in real estate services fees, net was the result of a $2.2 million decrease in loss mitigation fees, $2.0 million decrease in real estate and recovery fees and a $636 thousand decrease in real estate services. These reductions are primarily due to the expected decline in the outstanding balance of the long‑term mortgage portfolio. As the long‑term mortgage portfolio continues to decline, we expect real estate services and the related revenues to decline.

Long‑Term Mortgage Portfolio

	For the Year Ended December 31,
			Increase	%
	2016	2015	(Decrease)	Change
Other revenue	$242	$263	$(21)	(8)%

Personnel expense	(18)	(244)	226	93%
General, administrative and other	(400)	(433)	33	8
Total expenses	(418)	(677)	259	38

Net interest income	5,743	4,513	1,230	27
Change in fair value of long-term debt	(14,436)	(8,661)	(5,775)	(67)
Change in fair value of net trust assets, including trust REO gains (losses)	(304)	(5,638)	5,334	95
Total other expense	(8,997)	(9,786)	789	8
Loss before income taxes	$(9,173)	$(10,200)	$1,027	10%

For the year ended December 31, 2016, net interest income totaled $5.7 million as compared to $4.5 million for the comparable 2015 period. Net interest income increased $1.2 million for the year ended December 31, 2016 primarily attributable to a $1.7 million increase in net interest spread on the long-term mortgage portfolio due to an improvement in net interest income and cash flows in trusts with residual interests. Partially offsetting the increase in interest income was a $415 thousand increase in interest expense on the long-term debt due to an increase in 3 month LIBOR as compared to the prior year.

Change in the fair value of long-term debt resulted in an expense of $14.4 million for the year ended December 31, 2016, compared to an expense of $8.7 million for the comparable 2015 period as a result of the increase in the estimated fair value of long-term debt. The increase in the estimated fair value of long-term debt during 2016 was primarily the result of a decrease in the discount rate attributable to an improvement in our own credit risk profile associated with our capital raise during the third quarter, improvement in our financial condition and results of operations from the mortgage lending segment during 2016.  The increase in the estimated fair value of long-term debt during the 2015 was primarily the result of a decrease in the discount rate attributable to an improvement in our own credit risk profile, improvement in our financial condition and results of operations from the mortgage lending segment including the acquisition of CCM during the first quarter of 2015 as well as an increase in forward LIBOR interest rates during the second quarter of 2015.

The change in fair value related to our net trust assets (residual interests in securitizations) was a loss of $304 thousand for the year ended December 31, 2016. The change in fair value of net trust assets, including REO was due to $5.6 million in gains from changes in fair value of securitized mortgage borrowings, securitized mortgage collateral and investment securities available-for-sale primarily associated with a decrease in LIBOR as well as updated assumptions on certain later vintage trusts with improved performance. Partially offsetting the increase was a $5.9 million decrease in NRV of REO during the period attributed to higher expected loss severities on properties held in the long-term mortgage portfolio during the period.

	For the Year Ended December 31,
			Increase	%
	2015	2014	(Decrease)	Change
Other revenue	$263	$371	$(108)	(29)%

Personnel expense	(244)	(342)	98	29%
General, administrative and other	(433)	(582)	149	26
Total expenses	(677)	(924)	247	27

Net interest income	4,513	1,407	3,106	221
Change in fair value of long-term debt	(8,661)	(4,014)	(4,647)	(116)
Change in fair value of net trust assets, including trust REO gains (losses)	(5,638)	11,063	(16,701)	(151)
Total other (expense) income	(9,786)	8,456	(18,242)	(216)
(Loss) earnings before income taxes	$(10,200)	$7,903	$(18,103)	(229)%

For the year ended December 31, 2015, other revenue totaled $263 thousand as compared to $371 thousand for the comparable 2014 period. The $108 thousand decrease is primarily due to a $79 thousand decrease in master servicing revenue earned on the long‑term mortgage portfolio.

For the year ended December 31, 2015, net interest income totaled $4.5 million as compared to $1.4 million for the comparable 2014 period. Net interest income increased $3.1 million for the year ended December 31, 2015 primarily attributable to a $2.6 million increase in performance of the portfolio. Additionally, net interest income increased $497 thousand due to a decrease in interest expense on the long‑term debt.

Change in the fair value of long‑term debt resulted in a loss of $8.7 million for the year ended December 31, 2015, compared to a loss of $4.0 million for the comparable 2014 period as a result of the increase in the estimated fair value of long‑term debt. The increase in the estimated fair value of long‑term debt was primarily the result of a decrease in the discount rate attributable to an improvement in our own credit risk profile, improvement in our financial condition and results of operations from the mortgage lending segment including the acquisition of CCM during the first quarter of 2015 as well as an increase in forward LIBOR interest rates during 2015 as compared to 2014.

The change in fair value related to our net trust assets (residual interests in securitizations) was a loss of $5.6 million for the year ended December 31, 2015, compared to a gain of $11.1 million in the comparable 2014 period. The change in fair value of net trust assets, excluding REO was due to $957 thousand in gains from changes in fair value of securitized mortgage borrowings, securitized mortgage collateral and investment securities available‑for‑sale primarily associated with lower interest rates during 2015 and updated assumptions of decreased collateral losses during 2015. Additionally, the NRV of REO decreased $6.6 million during the period attributed to higher expected loss severities on properties held in the long‑term mortgage portfolio primarily during the period.

Corporate

	For the Year Ended December 31,
			Increase	%
	2016	2015	(Decrease)	Change
Interest expense	$(5,536)	$(4,604)	(932)	(20)%
Other expenses	(7,985)	(7,461)	(524)	(7)
Net loss before income taxes	$(13,521)	$(12,065)	$(1,456)	(12)%

For the year ended December 31, 2016, interest expense increased to $5.5 million as compared to $4.6 million for the comparable 2015 period. The increase was primarily due to a $1.4 million increase in interest expense from the $30.0 million Term Financing issued in June of 2015.  Partially offsetting the increase in interest expense was a $398 thousand decrease in interest expense related to the payoff of the short-term borrowings in 2015 and a $256 thousand decrease in interest expense related to the conversion of the Convertible Notes in January 2016.

For the year ended December 31, 2016, other expenses increased to $8.0 million as compared to $7.5 million for the comparable 2015 period. The increase was primarily due to a $1.5 million increase in legal expense and a $995 thousand increase in data processing.  Partially offsetting the increase was a $679 thousand decrease in occupancy expense, a $358 thousand increase in allocated corporate expenses. The growth of the mortgage lending division resulted in increased allocations of certain corporate costs due to increased headcount.

	For the Year Ended December 31,
			Increase	%
	2015	2014	(Decrease)	Change
Interest expense	$(4,604)	$(1,620)	(2,984)	(184)%
Other expenses	(7,461)	(15,012)	7,551	50
Net loss before income taxes	$(12,065)	$(16,632)	$4,567	27%

For the year ended December 31, 2015, interest expense totaled $4.6 million as compared to $1.6 million for the comparable 2014 period. Interest expense increased $3.0 million for the year ended December 31, 2015 primarily attributable to the $30.0 million term financing entered into in June of 2015, the issuance of an additional $25.0 million Convertible Notes in May 2015, the $6.0 million short‑term structured debt agreement entered into in December 2014 (which was repaid in June 2015) and the $10.0 million short‑term promissory note entered into in April 2015 and repaid in May 2015.

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

Liquidity and Capital Resources

During the year ended December 31, 2016, we funded our operations primarily from mortgage lending revenues and to a lesser extent real estate services fees and cash flows from our residual interests in securitizations.  Mortgage lending revenues include gains on sale of loans, net, and other mortgage related income, and real estate services fees including portfolio loss mitigation fees primarily generated from our long-term mortgage portfolio.  During the year ended December 31, 2016, we raised capital by issuing common stock, initiated an “At-the-Market” offering (ATM) and converted our Convertible Notes to common stock, as further described below.  Additionally, we funded mortgage loan originations using warehouse facilities which are repaid once the loan is sold.  We may continue to manage our capital through the sale of mortgage servicing rights.  We may also seek to raise capital by issuing debt or equity, including offering shares through the ATM.

In February 2017, we entered into a Loan and Security Agreement (Loan Agreement) with a lender (Lender) providing for a revolving loan commitment of $40.0 million for a period of two years (the Loan).  We are able to borrow up to 55% of the fair market value of Fannie Mae pledged servicing rights.  Upon the two year anniversary of the Loan Agreement, any amounts outstanding will automatically be converted into a term loan due and payable in full on the one year anniversary of the conversion date.  Interest payments are payable monthly and accrue interest at the rate per annum equal to one-month LIBOR plus 4.0%. The balance of the obligation may be prepaid at any time. We initially drew down $35.1 million, and used a portion of the proceeds to pay off the Term Financing (approximately $30.1 million) originally entered into in June 2015.

In September 2016, we sold 3,450,000 shares of common stock at a public offering price of $13.00 per share. The net proceeds from the offering were approximately $42.6 million after deducting underwriting discounts and commissions and estimated aggregate offering expenses of $200 thousand.  We intend to use the net proceeds from the offering for general corporate purpose, including working capital and development costs, such as retention of servicing on new originations and to grow market share and geographic scope within the CashCall Mortgage retail channel, as well as continued growth in the correspondent and wholesale lending channels.

During 2016, we paid approximately $54.1 million in contingent consideration payments related to the CCM acquisition payments for the fourth quarter of 2015 and first three quarters of 2016 earn-out periods. Additionally, the contingent consideration payment for the fourth quarter of 2016 was approximately $8.0 million and was paid in February 2017. These contingent consideration payments are based on the performance of the CCM division and over time decline for the remaining earn-out periods. In 2016, the earn-out percentage was 55% of CCM division earnings, as defined. Beginning in 2017 the earn-out percentage decreases to 45% and terminates at the end of 2017.

In January 2016, pursuant to the terms of the $20.0 million Convertible Promissory Notes issued in April 2013 (the Notes), we elected to exercise our option to convert the Notes to common stock. The conversion resulted in the issuance of 1,839,080 shares of common stock and annual interest expense savings of $1.5 million. As a result of the transaction, we converted $20.0 million of debt into equity and paid interest through April 2016.  The interest owed through April 2016, as well as the remaining debt issuance costs of $129 thousand were recorded as an expense during the quarter ended March 31, 2016.

On December 3, 2015, we initiated an ATM by filing with the SEC a prospectus supplement under our shelf registration.  The ATM allows us to offer and sell, from time to time, up to $25.0 million of our common stock in negotiated transactions or transactions through the at-the-market-offering, as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the NYSE MKT or sales made to or through a market maker other than on an exchange. During 2016, we issued 361,429 shares of our common stock through the ATM at an average price of $14.05 per share.  These sales generated proceeds of $5.0 million for the year ended December 31, 2016 net of $102 thousand in sales commission.  Under the current ATM, we are now eligible to sell up to an additional $20.0 million of common stock.

We established the ATM as a  way to raise capital.  During 2016, we issued shares at an average price above the book value per share.  We plan to continue to use the capital raised through the ATM to support selective retention of MSRs, improve our cost of funds as well as support any acquisition opportunities that may present themselves.

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

Sources of Liquidity

Cash flows from our mortgage lending operations.  We receive loan fees from loan originations. Fee income consists of application and underwriting fees and fees on cancelled loans. These loan fees are offset by the related direct loan origination costs including broker fees related to our wholesale and correspondent channels. In addition, we generally recognize net interest income on loans held for sale from the date of origination through the date of disposition. We sell or securitize substantially all of the loans we originate in the secondary mortgage market, with servicing rights released or retained. Loans are sold on a whole loan basis by entering into sales transactions with third‑party investors in which we receive a premium for the loan and related servicing rights, if applicable. The mortgage lending operations sold $12.8 billion of mortgages through whole loan sales and securitizations during 2016. Additionally, the mortgage lending operations enter into IRLCs and utilize Hedging Instruments to hedge interest rate risk. We may be subject to pair‑off gains and losses associated with these Hedging Instruments. Since we rely significantly upon loan sales to generate cash proceeds to repay warehouse borrowings and to create credit availability, any disruption in our ability to complete sales may require us to utilize other sources of financing, which, if available at all, may be on less favorable terms. In addition, delays in the disposition of our mortgage loans increase our risk by exposing us to credit and interest rate risk for this extended period of time.

We receive servicing income net of subservicing cost and other related servicing expenses from our mortgage servicing portfolio. Additionally, we also may strategically sell MSRs to generate liquidity, keep the amount of capital invested in MSRs at acceptable levels and provide capital needed for further growth. During 2016, our mortgage servicing portfolio increased to $12.4 billion at December 31, 2016, as compared to $3.6 billion at December 31, 2015. The increase was due to servicing retained loan sales of $12.6 billion partially offset by bulk sales of MSRs totaling approximately $815.0 million in UPB generating approximately $8.2 million in sale proceeds. The increase in servicing income, net was the result of the servicing portfolio increasing 118% to an average balance of $7.7 billion for the year ended December 31, 2016 as compared to an average balance of $3.5 billion for the year ended December 31, 2015.

Fees from our real estate service business activities.  We earn fees from various real estate business activities, including loss mitigation, real estate disposition, monitoring and surveillance services and real estate brokerage. We provide services to investors, servicers and individual borrowers primarily by focusing on loss mitigation and performance of our long‑term mortgage portfolio.

Cash flows from our long‑term mortgage portfolio (residual interests in securitizations).  We receive residual cash flows on mortgages held as securitized mortgage collateral after distributions are made to investors on securitized mortgage borrowings to the extent required credit enhancements are maintained and performance covenants are complied with for credit ratings on the securitized mortgage borrowings. These cash flows represent the difference between principal and interest payments on the underlying mortgages, affected by the following:

•	servicing and master servicing fees paid;
•	premiums paid to mortgage insurers;
•	cash payments / receipts on derivatives;
•	interest paid on securitized mortgage borrowings;
•	principal payments and prepayments paid on securitized mortgage borrowings;
•	overcollateralization requirements;
•	actual losses, net of any gains incurred upon disposition of other real estate owned or acquired in settlement of defaulted mortgages;
•	unpaid interest shortfall; and
•	basis risk shortfall.

Additionally, we act as the master servicer for mortgages included in our long‑term mortgage portfolio, which consists of CMO and REMIC securitizations. The master servicing fees we earn are generally 0.03% per annum (3 basis points) on the declining principal balances of these mortgages plus interest income on cash held in custodial accounts until remitted to investors, less any interest shortfall. However, due to the decline in interest rates, the interest income earned on cash held in custodial accounts has declined significantly.

Uses of Liquidity

Acquisition and origination of mortgage loans.  During 2016, the mortgage lending operations originated or acquired $12.9 billion of mortgage loans. Capital invested in mortgages is outstanding until we sell the loans, which is one of the reasons we attempt to sell within 10‑15 days of acquisition or origination. Initial capital invested in mortgage loans includes premiums paid when mortgages are acquired and originated and our capital investment, or “haircut,” required upon financing, which is generally determined by the type of collateral provided and the warehouse facility terms. The mortgage lending operations acquired and originated $9.3 billion of residential mortgages, which were financed with warehouse borrowings at a haircut generally between 2% to 10% of the outstanding principal balance of the mortgage loans. The haircuts are normally recovered from sales proceeds. At December 31, 2016, we had $4.6 million in restricted cash posted as additional collateral as compared to $2.2 million at December 31, 2015.

Investment in mortgage servicing rights.  As part of our business plan, we invest in mortgage servicing rights through the sale of mortgage loans on a servicing retained basis. During 2016, we capitalized $128.3 million in mortgage servicing rights from selling $12.6 billion in loans with servicing retained. Partially offsetting this investment was the sale of $8.8 million in servicing rights (approximately $815.0 million of mortgage loans) from the servicing portfolio.

Cash flows from financing facilities and other lending relationships.  We primarily fund our mortgage originations, as well as re‑warehouse customers, through warehouse facilities with third‑party lenders which are primarily with national and regional banks. During 2016, the warehouse facilities borrowing capacity amounted to $925.0 million, of which $420.6 million was outstanding at December 31, 2016. The warehouse facilities are secured by and used to fund single‑family residential mortgage loans until such loans are sold.

The warehouse facilities agreements contain certain covenants which we are required to satisfy. In order to mitigate the liquidity risk associated with warehouse borrowings, we attempt to sell our mortgage loans within 10‑15 days from acquisition or origination.

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

Financing Activities

Convertible Notes.    In January 2016, pursuant to the terms of the $20.0 million Convertible Promissory Notes issued in April 2013 (the Notes), we elected to exercise our option to convert the Notes to common stock. The conversion resulted in an aggregate of 1,839,080 shares of common stock being issued to the Note holders.  As a result of the transaction, we converted $20.0 million of debt into equity and paid interest through April 2016.

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

Term Financing.  In June 2015, we entered into a Loan Agreement with a Lender that provided a term loan in the aggregate principal amount of $30.0 million. Interest on the Term Financing accrued at a rate of LIBOR plus 8.5% per annum. At December 31, 2016, the interest rate was 9.2% on the term financing. In June 2016, the maturity of the Term Financing was extended to June 16, 2017 and we paid an additional $100 thousand extension fee, which was amortized using the effective yield method over the life of the term financing.  In February 2017, the Term Financing was paid off.

Long‑term Debt (Trust Preferred Securities and Junior Subordinated Notes).  Trust Preferred Securities had an outstanding principal balance of $8.5 million at December 31, 2016 with a stated maturity of July 30, 2035. The Trust Preferred Securities require quarterly distributions at a variable rate of three‑month LIBOR plus 3.75% per annum. At December 31, 2016, the interest rate was 4.75%. The Junior Subordinated Notes are redeemable at par at any time and require quarterly distributions initially at a fixed rate of 2.00% per annum through December 2013 with increases of 1.00% per year through 2017. Starting in 2018, the interest rates become variable at 3‑month LIBOR plus 3.75% per annum. At December 31, 2016, the interest rate was 5.0%. The Junior Subordinated Notes had an outstanding principal balance of $62.0 million at December 31, 2016 with a stated maturity of March 2034. We are current on all interest payments. At December 31, 2016, Long‑term Debt had an outstanding principal balance of $70.5 million with an estimated fair value of $47.2 million and is reflected on our consolidated balance sheets as long‑term debt.

Operating activities.  Net cash provided by operating activities was $65.5 million for 2016 as compared to $30.7 million for 2015 and $30.0 million for 2014, primarily due to the timing of originations and sales of loans held‑for‑sale between 2016 and 2014. During 2016, 2015 and 2014, the primary sources of cash in operating activities were cash received from fees generated by our mortgage and real estate service business activities, cash received from mortgage lending and excess cash flows from our residual interests in securitizations offset by operating expenses.

Investing activities.  Net cash provided by investing activities was $641.9 million for 2016 as compared to $714.4 million for 2015 and $701.3 million for 2014. For 2016, 2015 and 2014, the primary source of cash from investing activities was provided by principal repayments on our securitized mortgage collateral, the sale of mortgage servicing rights, proceeds from the liquidation of REO.  In 2014, we received proceeds from the sale of AmeriHome as an additional source of cash from investing activities.

Financing activities.  Net cash used in financing activities was $699.7 million for 2016 as compared to $722.7 million for 2015 and $731.2 million for 2014. For 2016, 2015 and 2014, net cash used in financing activities was primarily for principal repayments on securitized mortgage borrowings and payment of the contingent consideration, partially offset by net borrowings under warehouse agreements, proceeds from the issuance of common stock, borrowings under the line of credit and issuance of the term financing and convertible notes.

Inflation.  The consolidated financial statements and corresponding notes to the consolidated financial statements have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. For the years ended December 31, 2016 and 2015, inflation had no significant impact on our revenues or net income. Unlike industrial companies, nearly all of our assets and liabilities are monetary in nature. As a result, interest rates have a greater effect on our performance than do the effects of general levels of inflation. Inflation affects our operations primarily through its effect on interest rates, since interest rates normally increase during periods of high inflation and decrease during periods of low inflation.

Off Balance Sheet Arrangements

When we sell or broker loans through whole‑loan sales, we are required to make normal and customary representations and warranties to the loan originators or purchasers, including guarantees against early payment defaults typically 90 days, and fraudulent misrepresentations by the borrowers. Our agreements generally require us to repurchase loans if we breach a representation or warranty given to the loan purchaser. In addition, we may be required to repurchase loans as a result of borrower fraud or if a payment default occurs on a mortgage loan shortly after its sale. Because the loans are no longer on our balance sheet, the representations and warranties are considered a guarantee. During 2016, we sold $12.8 billion of loans subject to representations and warranties compared to $9.2 billion sold in 2015 and $2.7 billion sold in 2014. At December 31, 2016, we had $5.4 million in repurchase reserve as compared to a reserve of $5.2 million as December 31, 2015. During 2016, we paid approximately $207 thousand to settle repurchase demands on loans previously sold to third parties.  In the first quarter of 2015, we settled our repurchase liability with FNMA related to our legacy non‑conforming mortgage operations. As part of the agreement, we paid FNMA

$1.0 million during the first quarter of 2015 with a final payment of $228 thousand paid in April 2015. In addition to the $1.2 million paid to FNMA in 2015, we paid approximately $262 thousand to settle repurchase demands on loans previously sold to third parties.

See disclosures in the notes to the consolidated financial statements under “Commitments and Contingencies” for other arrangements that qualify as off balance sheet arrangements.

Contractual Obligations

The following table summarizes our future contractual obligations as of December 31, 2016:

	Payments Due by Period
		Less Than	One to	Three to	More Than
	Total	One Year	Three Years	Five Years	Five Years
Warehouse borrowings (1)	$420,573	$420,573	$—	$—	$—
Term financing (1)	30,000	30,000	—	—	—
Lease commitments (2)	39,947	5,954	11,639	9,038	13,316
Contingent consideration (3)	31,072	25,066	6,006	—	—
2015 Convertible notes (1)	25,000	—	—	25,000	—
Trust preferred securities (1)	8,500	—	—	—	8,500
Junior subordinated notes (1)	62,000	—	—	—	62,000
Securitized mortgage borrowings (4)	7,082,084	638,977	973,229	708,231	4,761,647
Total contractual obligations and commitments	$7,699,176	$1,120,570	$990,874	$742,269	$4,845,463

(1)

For a description of terms of the Warehouse Facilities, Term Financing, 2015 Convertible notes, Trust preferred securities and Junior subordinated notes, see Note 8. - Debt in the accompanying Notes to the consolidated financial statements.

(2)	For a description of terms of the lease commitments, see Note 16. – Commitments and Contingencies in the accompanying Notes to the consolidated financial statements.
(3)	For a description of the terms of the contingent consideration, see Note 2. – Acquisition of CashCall Mortgage in the accompanying Notes to the consolidated financial statements.
(4)	For a description of securitized mortgage borrowings, see Note 9. – Securitized Mortgage Trusts in the accompanying Notes to the consolidated financial statements.

In addition to the above contractual obligations, we also had commitments to originate mortgage loans of $558.5 million as of December 31, 2016. Commitments to originate mortgage loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon and, therefore, those commitments have been excluded from the table above. Such commitments are recorded on our consolidated balance sheets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We used December 31, 2016 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitivity and assume instantaneous, parallel shifts in interest rate yield curves. Management uses sensitivity analysis, such as those summarized below, based on a hypothetical 25 basis point increase or decrease in interest rates, to monitor the risks associated with changes in interest rates. We believe the use of a 50 basis point shift up and down (100 basis point range) is appropriate given the relatively short time period that the mortgage loans pipeline is held on our balance sheet and exposed to interest rate risk (during the processing, underwriting and closing stages of the mortgage loans which can last up to approximately 60 days). We also actively manage our risk management strategy for our mortgage loans pipeline (through the use of economic hedges such as forward loan sale commitments and mandatory delivery commitments) and generally adjust our hedging position daily. In analyzing the interest rate risks associated with our MSRs, management also uses multiple sensitivity analyses (hypothetical 25 and 50 basis point increases and decreases) to review the interest rate risk associated with our MSRs.

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

The following table summarizes the estimated changes in the fair value of our mortgage pipeline, MSRs and related derivatives that are sensitive to interest rates as of December 31, 2016 given hypothetical instantaneous parallel shifts in the yield curve:

	Changes in Fair Value
	Down	Down	Up	Up
	50 bps	25 bps	25 bps	50 bps
Total mortgage pipeline (1)	(19)	22	(111)	(281)
Mortgage servicing rights (2)	(7,590)	(3,160)	2,271	3,749

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is incorporated by reference to Impac Mortgage Holdings, Inc.’s Consolidated Financial Statements and Independent Auditors’ Report beginning at page F‑1 of this Form 10‑K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a‑15(e) or 15d‑15(e)) designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of its chief executive officer (CEO) and its chief financial officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of that date, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Section 13a‑15(f) of the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for reporting purposes in accordance with accounting principles generally accepted in the United States of America and include those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

As of December 31, 2016, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO). Based on the criteria established by COSO, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision‑making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by improper management override of the controls. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost‑effective control system, there is a risk that material misstatements due to error or fraud may occur and will not be detected on a timely basis.

Squar Milner LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10‑K, has issued an attestation report on the Company’s internal control over financial reporting, a copy of which is included herein.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2016, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Impac Mortgage Holdings, Inc.

We have audited Impac Mortgage Holdings, Inc.'s (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Impac Mortgage Holdings, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Impac Mortgage Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Impac Mortgage Holdings, Inc. and subsidiaries as of December 31, 2016 and 2015 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated March 9, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ SQUAR MILNER LLP

Newport Beach, California

March 9, 2017

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is hereby incorporated by reference to Impac Mortgage Holdings, Inc.’s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of Impac Mortgage Holdings, Inc.’s fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is hereby incorporated by reference to Impac Mortgage Holdings, Inc.’s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of Impac Mortgage Holdings, Inc.’s fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 including Equity Compensation Plan Information is hereby incorporated by reference to Impac Mortgage Holdings, Inc.’s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of Impac Mortgage Holdings, Inc.’s fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is hereby incorporated by reference to Impac Mortgage Holdings, Inc.’s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of Impac Mortgage Holdings, Inc.’s fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is hereby incorporated by reference to Impac Mortgage Holdings, Inc.’s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of Impac Mortgage Holdings, Inc.’s fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits

The exhibits listed on the accompanying Exhibit Index are incorporated by reference into this Item 15 of this Annual Report on Form 10‑K.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on the 9th day of March 2017.

IMPAC MORTGAGE HOLDINGS, INC.

by	/s/ Joseph R. Tomkinson
Joseph R. Tomkinson
Chairman of the Board
and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph R. Tomkinson	Chairman of the Board, Chief Executive Officer and	March 9, 2017
Joseph R. Tomkinson	Director (Principal Executive Officer)

/s/ William S. Ashmore	President and Director	March 9, 2017
William S. Ashmore

/s/ Todd R. Taylor	Chief Financial Officer (Principal Financial and	March 9, 2017
Todd R. Taylor	Accounting Officer)

/s/ James Walsh	Director	March 9, 2017
James Walsh

/s/ Frank P. Filipps	Director	March 9, 2017
Frank P. Filipps

/s/ Stephan R. Peers	Director	March 9, 2017
Stephan R. Peers

/s/ Leigh J. Abrams	Director	March 9, 2017
Leigh J. Abrams

Exhibit Number	Description

2.1

Amended and Restated Asset Purchase Agreement dated as of May 11, 2015 and effective as of March 31, 2015 among Impac Mortgage Holdings, Inc, Impac Mortgage Corp and CashCall, Inc. Schedules and exhibits are omitted pursuant to Item 601(b)(2) of Regulation S‑K. The Company agrees to furnish a supplemental copy of any omitted schedules or exhibits to the SEC upon request (incorporated by reference to exhibit 2.1 of the Registrant’s Form 10‑Q filed with the Securities and Exchange Commission on May 14, 2015).

2.1(a)

Amendment No. 1 to Amended and Restated Asset Purchase Agreement (incorporated by reference to exhibit 2.2(a) of the Registrant’s Annual Report on Form 10‑K filed with the Securities and Exchange Commission on March 11, 2016).

2.1(b)

Amendment No. 2 to Amended and Restated Asset Purchase Agreement  (incorporated by reference to exhibit 2.2(b) of the Registrant’s Annual Report on Form 10‑K filed with the Securities and Exchange Commission on March 11, 2016).

3.1

Charter of the Registrant (incorporated by reference to the corresponding exhibit number to the Registrant’s Registration Statement on Form S‑11, as amended (File No. 33‑96670), filed with the Securities and Exchange Commission on November 8, 1995).

3.1(a)	Certificate of Correction of the Registrant (incorporated by reference to exhibit 3.1(a) of the Registrant’s 10‑K for the year‑ended December 31, 1998).
3.1(b)	Articles of Amendment of the Registrant (incorporated by reference to exhibit 3.1(b) of the Registrant’s 10‑K for the year‑ended December 31, 1998).
3.1(c)

Articles of Amendment for change of name to Charter of the Registrant (incorporated by reference to exhibit number 3.1(a) of the Registrant’s Current Report on Form 8‑K/A Amendment No. 1, filed February 12, 1998).

3.1(d)

Articles of Amendment, filed with the State Department of Assessments and Taxation of Maryland on July 16, 2002, increasing authorized shares of Common Stock of the Registrant (incorporated by reference to exhibit 10 of the Registrant’s Form 8‑A/A, Amendment No. 2, filed July 30, 2002).

3.1(e)

Articles of Amendment, filed with the State Department of Assessments and Taxation of Maryland on June 22, 2004, amending and restating Article VII of the Registrant’s Charter (incorporated by reference to exhibit 7 of the Registrant’s Form 8‑A/A, Amendment No. 1, filed June 30, 2004).

3.1(f)

Articles Supplementary designating the Company’s 9.375 percent Series B Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share, filed with the State Department of Assessments and Taxation of Maryland on May 26, 2004 (incorporated by reference to exhibit 3.8 of the Registrant’s Form 8‑A/A, Amendment No. 1, filed June 30, 2004).

3.1(g)

Articles Supplementary designating the Company’s 9.125 percent Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share, filed with the State Department of Assessments and Taxation of Maryland on November 18, 2004 (incorporated by reference to exhibit 3.10 of the Registrant’s Form 8‑A filed November 19, 2004).

3.1(h)

Articles of Amendment of the Company, effective as of December 30, 2008, effecting 1‑for‑10 reverse stock split (incorporated by reference to exhibit 3.1 of the Registrant’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on December 30, 2008).

3.1(i)

Articles of Amendment of the Company, effective as of December 30, 2008, amending par value (incorporated by reference to exhibit 3.2 of the Registrant’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on December 30, 2008).

3.1(j)

Articles of Amendment of Series B Preferred Stock (incorporated by reference to exhibit 3.1 of the Registrant’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on June 30, 2009).

Exhibit Number	Description
3.1(k)

Articles of Amendment of Series C Preferred Stock (incorporated by reference to exhibit 3.2 of the Registrant’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on June 30, 2009).

3.1(l)

Articles Supplementary of Series A‑1 Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on September 4, 2013).

3.2	Bylaws, as amended and restated (incorporated by reference to the corresponding exhibit number of the Registrant’s Quarterly Report on Form 10‑Q for the period ending March 31, 1998).
3.2(a)

Amendment to Bylaws (incorporated by reference to exhibit 3.2(a) of the Registrant’s Registration Statement on Form S‑3 (File No. 333‑111517) filed with the Securities and Exchange Commission on December 23, 2003).

3.2(b)	Second Amendment to Bylaws (incorporated by reference to Exhibit 3.2(b) of the Registrant’s Form 8‑K, filed with the Securities and Exchange Commission on April 1, 2005).
3.2(c)	Third Amendment to Bylaws of the Company (incorporated by reference to Exhibit 3.2(c) of the Registrant’s Form 8‑K, filed with the Securities and Exchange Commission on March 29, 2006).
3.2(d)

Fourth Amendment to Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10‑Q, filed with the Securities and Exchange Commission on December 20, 2007).

3.2(e)	Fifth Amendment to Bylaws of the Company (incorporated by reference to Exhibit 3.2(e) of the Registrant’s Form 8‑K, filed with the Securities and Exchange Commission on February 13, 2008).
3.2(f)	Amendment No. 6 to Bylaws of the Company (incorporated by reference to the Registrant’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on June 5, 2008).
4.1

Form of Stock Certificate of the Company (incorporated by reference to the corresponding exhibit number to the Registrant’s Registration Statement on Form S‑11, as amended (File No. 33‑96670), filed with the Securities and Exchange Commission on September 7, 1995).

4.2

Indenture between Impac Mortgage Holdings, Inc. and Wilmington Trust Company, as trustee, dated October 18, 2005 (incorporated by reference to Exhibit 4.8 of the Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2005).

4.2(a)

First Supplemental Indenture dated as of July 14, 2009 between Wilmington Trust Company and Impac Mortgage Holdings, Inc. to Indenture dated October 18, 2005 (incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10‑Q for the period ended June 30, 2009).

4.3

Junior Subordinated Indenture dated May 8, 2009 between Impac Mortgage Holdings, Inc. and The Bank of New York Mellon Trust Company, National Association, as trustee, related to Junior Subordinated Note due 2034 in the principal amount of $30,244,000 (incorporated by reference to exhibit 10.3 of the Registrant’s Quarterly Report on Form 10‑Q for the period ended June 30, 2009).

4.4

Junior Subordinated Indenture dated May 8, 2009 between Impac Mortgage Holdings, Inc. and The Bank of New York Mellon Trust Company, National Association, as trustee, related to Junior Subordinated Note due 2034 in the principal amount of $31,756,000 (incorporated by reference to exhibit 10.4 of the Registrant’s Quarterly Report on Form 10‑Q for the period ended June 30, 2009).

4.5

Tax Benefits Preservation Rights Agreement, dated as of September 3, 2013, by and between Impac Mortgage Holdings, Inc. and American Stock Transfer & Trust Company, LLC, as rights agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on September 4, 2013).

4.5(a)

First Amendment to Tax Benefits Preservation Rights Agreement, dated as of September 24, 2013, by and between Impac Mortgage Holdings, Inc. and American Stock Transfer & Trust Company, LLC, as rights agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on September 25, 2013).

Exhibit Number	Description
4.5(b)

Second Amendment to Tax Benefits Preservation Rights Agreement, dated as of April 27, 2016, by and between Impac Mortgage Holdings, Inc. and American Stock Transfer & Trust Company, LLC, as rights agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on April 29, 2016).

10.1(a)

Form of 2002 Indemnification Agreement between the Registrant and its Directors and Officers (incorporated by reference to exhibit 10.1(a) of the Registrant’s Quarterly Report on Form 10‑Q for the period ended September 30, 2004).

10.1(b)

Schedule of each officer and director that is a party to an Indemnification Agreement (incorporated by reference to exhibit 10.2(b) of the Registrant’s Annual Report on Form 10‑K for the year‑ended December 31, 2007).

10.2

Lease dated March 4, 2005 regarding 19500 Jamboree Road, Newport Beach California (incorporated by reference to exhibit 10.8 of the Registrant’s Annual Report on Form 10‑K for the year‑ended December 31, 2004).

10.2(a)	Amendment to Office Lease (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on January 28, 2016).
10.3*

Impac Mortgage Holdings, Inc. 2010 Omnibus Incentive Plan (as amended) (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on July 21, 2016).

10.3(a)*

Form of Stock Option Agreement for 2010 Omnibus Incentive Plan (incorporated by reference to exhibit 99.6 of the Registrant’s Registration Statement on Form S‑8 filed with the Securities and Exchange Commission on September 10, 2010).

10.3(b)*

Form of Restricted Stock Agreement for 2010 Omnibus Incentive Plan (incorporated by reference to exhibit 99.7 of the Registrant’s Registration Statement on Form S‑8 filed with the Securities and Exchange Commission on September 10, 2010).

10.3(c)*

Form of Stock Option Agreement for 2001 Stock Option, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit 10.2 of the Registrant’s Quarterly Report on Form 10‑Q for the period ended September 30, 2004).

10.4*	Non‑Employee Director Deferred Stock Unit Award Program (incorporated by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2010).
10.4(a)*

Form of Notice of Grant Under Non‑Employee Director Deferred Stock Unit Award Program (incorporated by reference to Exhibit 10.6(a) of the Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2010).

10.5*

Employment Agreement effective as of January 1, 2013 between Impac Mortgage Holdings, Inc. and Joseph Tomkinson (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on May 9, 2013).

10.5(a)*

First amendment to Employment Contract dated as of March 17, 2014 between Joseph Tomkinson and Impac Mortgage Holdings, Inc. (incorporated by reference to Exhibit 10.7(a) of the Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2013).

10.5(b)*

First Amendment dated November 5, 2015 to Employment Agreement between Impac Mortgage Holdings, Inc. and Joseph R. Tomkinson (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10‑Q filed with the Securities and Exchange Commission on November 11, 2015)

10.6*

Employment Agreement effective as of January 1, 2013 between Impac Mortgage Holdings, Inc. and William Ashmore (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on May 9, 2013).

10.6(a)*

First Amendment dated November 5, 2015 to Employment Agreement between Impac Mortgage Holdings, Inc. and William S. Ashmore (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10‑Q filed with the Securities and Exchange Commission on November 11, 2015)

Exhibit Number	Description
10.7*

Employment Agreement effective as of January 1, 2014 between Impac Mortgage Holdings, Inc. and Todd Taylor (incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2013).

10.7(a) *

Amendment dated November 10, 2104 to Employment Agreement with Todd Taylor (incorporated by reference to Exhibit 10.9(a) of the Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2014).

10.7(b) *

Amendment to employment agreement dated September 8, 2016 between Impac Mortgage Holdings, Inc. and Todd Taylor (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on September 8, 2016).

10.8*

Employment Agreement effective as of January 1, 2014 between Impac Mortgage Holdings, Inc and Ron Morrison (incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2013).

10.8(a) *

Amendment dated November 10, 2104 to Employment Agreement with Ron Morrison (incorporated by reference to Exhibit 10.10(a) of the Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2014).

10.8(b) *

Amendment to employment agreement dated September 8, 2016 between Impac Mortgage Holdings, Inc. and Ron Morrison (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on September 8, 2016).

10.9

Amended and Restated Declaration of Trust among Impac Mortgage Holdings, Inc., Wilmington Trust Company, as Delaware and Institutional Trustee, and the Administrative Trustees named therein, dated October 18, 2005 (incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2005).

10.9(a)

Amendment No. 1 dated as of July 14, 2009 among Wilmington Trust Company, Impac Mortgage Holdings, Inc. and holders of Capital Securities to Amended and Restated Declaration of Trust dated October 18, 2005 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10‑Q for the period ended June 30, 2009).

10.10

Exchange Agreement dated May 8, 2009 between Impac Mortgage Holdings, Inc., Taberna Preferred Funding I, Ltd., and Taberna Preferred Funding II, Ltd. (incorporated by reference to exhibit 10.2 of the Registrant’s Quarterly Report on Form 10‑Q for the period ended June 30, 2009).

10.11

Note Purchase Agreement dated as of April 29, 2013 by and among Impac Mortgage Holdings, Inc. and the Purchasers (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on April 30, 2013).

10.11(a)

Registration Rights Agreement dated as of April 29, 2013 by and among Impac Mortgage Holdings, Inc. and the Purchasers (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on April 30, 2013).

10.11(b)

Consent and Waiver dated January 25, 2016 to Note Purchase Agreement dated as of April 29, 2013 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on January 28, 2016).

10.12

Master Repurchase Agreement dated January 22, 2015 with Richard H. Pickup, as Trustee of the RHP Trust dated May 31, 2011, as amended and restated (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10‑Q filed with the Securities and Exchange Commission on May 15, 2015).

10.13

Loan Agreement dated as of June 19, 2015 among Impac Mortgage Holdings, Inc., Impac Mortgage Corp, Impac Warehouse Lending, Inc., Integrated Real Estate Service Corp. and Macquarie Alpine Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on June 25, 2015).

10.13(a)

Term Note dated as of June 19, 2015 issued by Impac Mortgage Holdings, Inc., Impac Mortgage Corp, Impac Warehouse Lending, Inc., and Integrated Real Estate Service Corp. to Macquarie Alpine Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on June 25, 2015).

Exhibit Number	Description
10.13(b)

Security Agreement dated as of June 19, 2015 among Impac Mortgage Holdings, Inc., Impac Mortgage Corp, Impac Warehouse Lending, Inc., Integrated Real Estate Service Corp. and Macquarie Alpine Inc. (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on June 25, 2015).

10.13(c)

Amendment No. 1 dated June 10, 2016 to Loan Agreement among Impac Mortgage Holdings, Inc., Impac Mortgage Corp, Impac Warehouse Lending, Inc., Integrated Real Estate Service Corp. and Macquarie Alpine Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2016).

10.14

Note Purchase Agreement dated as of May 8, 2015 by and among Impac Mortgage Holdings, Inc. and the Purchasers, and Registration Rights Agreement (included as Exhibit B thereto) (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10‑Q filed with the Securities and Exchange Commission on August 12, 2015).

10.14(a)

Form of Convertible Promissory Note Due 2020 (incorporated by reference to Exhibit 10.1(a) of the Registrant’s Quarterly Report on Form 10‑Q filed with the Securities and Exchange Commission on August 12, 2015).

10.15

Equity Distribution Agreement, dated December 3, 2015, between Impac Mortgage Holdings, Inc. and JMP Securities LLC (incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on December 3, 2015).

10.16

Controlled Equity OfferingSM Sales Agreement, dated December 3, 2015, between Impac Mortgage Holdings, Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.2 of the Registrant’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on December 3, 2015).

10.17

 Loan and Security Agreement dated as of February 10, 2017 between Impac Mortgage Corp. and Western Alliance Bank   (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on February 16, 2017).

10.17(a)

Promissory Note dated as of February 10, 2017 issued by Impac Mortgage Corp. to Western Alliance Bank  (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on February 16, 2017).

21.1	Subsidiaries of the Registrant (incorporated by reference from the Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2013).
23.1	Consent of Squar Milner LLP.
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S‑K, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S‑K, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101

The following financial information from our Annual Report on Form 10‑K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Stockholders’ Equity, (4) the Condensed Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements, tagged as blocks of text.

*     Denotes a management or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S‑K

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

NOTE: Filings on Form 10‑K, 10‑Q and 8‑K are under SEC File No. 001‑14100.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Impac Mortgage Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Impac Mortgage Holdings, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Impac Mortgage Holdings, Inc. and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2017, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ Squar Milner LLP

Newport Beach, California

March 9, 2017

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	December 31,
	2016	2015

ASSETS
Cash and cash equivalents	$40,096	$32,409
Restricted cash	5,971	3,474
Mortgage loans held-for-sale	388,422	310,191
Finance receivables	62,937	36,368
Mortgage servicing rights	131,537	36,425
Securitized mortgage trust assets	4,033,290	4,594,534
Goodwill	104,938	104,938
Intangible assets, net	25,778	29,975
Deferred tax asset, net	24,420	24,420
Other assets	46,345	38,118
Total assets	$4,863,734	$5,210,852
LIABILITIES
Warehouse borrowings	$420,573	$325,616
Term financing	29,910	29,716
Convertible notes	24,965	44,819
Contingent consideration	31,072	48,079
Long-term debt	47,207	31,898
Securitized mortgage trust liabilities	4,017,603	4,580,326
Other liabilities	61,364	35,908
Total liabilities	4,632,694	5,096,362

Commitments and contingencies (See Note 16)

STOCKHOLDERS’ EQUITY
Series A-1 junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none issued or outstanding	—	—
Series B 9.375% redeemable preferred stock, $0.01 par value; liquidation value $16,640; 2,000,000 shares authorized, 665,592 noncumulative shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	7	7
Series C 9.125% redeemable preferred stock, $0.01 par value; liquidation value $35,127; 5,500,000 shares authorized; 1,405,086 noncumulative shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	14	14
Common stock, $0.01 par value; 200,000,000 shares authorized; 16,019,983 and 10,326,520 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	160	103
Additional paid-in capital	1,168,125	1,098,302
Net accumulated deficit:
Cumulative dividends declared	(822,520)	(822,520)
Retained deficit	(114,746)	(161,416)
Net accumulated deficit	(937,266)	(983,936)
Total stockholders’ equity	231,040	114,490
Total liabilities and stockholders’ equity	$4,863,734	$5,210,852

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Year Ended
	December 31,
	2016	2015	2014
Revenues:
Gain on sale of loans, net	$311,017	$169,206	$28,217
Real estate services fees, net	8,395	9,850	14,729
Servicing income, net	13,734	6,102	4,586
Loss on mortgage servicing rights, net	(36,441)	(18,598)	(5,116)
Other	1,051	397	1,723
Total revenues	297,756	166,957	44,139
Expenses:
Personnel expense	124,559	77,821	37,398
Business promotion	42,571	27,650	1,182
General, administrative and other	33,771	27,988	18,760
Accretion of contingent consideration	6,997	8,142	-
Change in fair value of contingent consideration	30,145	(45,920)	-
Total expenses	238,043	95,681	57,340
Operating income (loss):	59,713	71,276	(13,201)

Other income (expense):
Interest income	263,600	276,799	295,656
Interest expense	(260,810)	(274,853)	(294,521)
Change in fair value of long-term debt	(14,436)	(8,661)	(4,014)
Change in fair value of net trust assets, including trust REO (losses) gains	(304)	(5,638)	11,063
Total other (expense) income	(11,950)	(12,353)	8,184
Earnings (loss) before income taxes	47,763	58,923	(5,017)
Income tax expense (benefit)	1,093	(21,876)	1,305
Net earnings (loss)	$46,670	$80,799	$(6,322)
Earnings (loss) per common share :
Basic	$3.54	$8.00	$(0.68)
Diluted	3.31	6.40	(0.68)

See accompanying notes to consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Preferred		Common		Additional	Cumulative		Total
	Shares	Preferred	Shares	Common	Paid-In	Dividends	Retained	Stockholders’
	Outstanding	Stock	Outstanding	Stock	Capital	Declared	Deficit	Equity
Balance, December 31, 2013	2,070,678	$21	8,988,910	$90	$1,084,173	$(822,520)	$(235,893)	$25,871

Proceeds and tax benefit from exercise of stock options	—	—	14,622	—	38	—	—	38
Stock based compensation	—	—	—	—	1,921	—	—	1,921
Legal settlements	—	—	585,000	6	3,442	—	—	3,448
Net loss	—	—	—	—	—	—	(6,322)	(6,322)
Balance, December 31, 2014	2,070,678	$21	9,588,532	$96	$1,089,574	$(822,520)	$(242,215)	$24,956

Proceeds and tax benefit from exercise of stock options	—	—	243,971	2	970	—	—	972
Stock based compensation	—	—	—	—	1,613	—	—	1,613
Shares issued related to CashCall acquisition (Note 2)	—	—	494,017	5	6,145	—	—	6,150
Net earnings	—	—	—	—	—	—	80,799	80,799
Balance, December 31, 2015	2,070,678	$21	10,326,520	$103	$1,098,302	$(822,520)	$(161,416)	$114,490

Proceeds and tax benefit from exercise of stock options	—	—	42,954	1	217	—	—	218
Stock based compensation	—	—	—	—	2,131	—	—	2,131
Common stock issuance, net	—	—	3,811,429	38	47,493	—	—	47,531
Convertible note share issuance	—	—	1,839,080	18	19,982	—	—	20,000
Net earnings	—	—	—	—	—	—	46,670	46,670
Balance, December 31, 2016	2,070,678	$21	16,019,983	$160	$1,168,125	$(822,520)	$(114,746)	$231,040

See accompanying notes to consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended
	December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$46,670	$80,799	$(6,322)
Loss (gain) on sale of mortgage servicing rights	10,688	8,046	(1,113)
Change in fair value of mortgage servicing rights	24,388	10,939	6,229
Gain on sale of AmeriHome	—	—	(1,208)
Gain on sale of mortgage loans	(309,185)	(162,988)	(23,668)
Change in fair value of mortgage loans held-for-sale	22	(404)	(6,857)
Change in fair value of derivatives lending, net	(1,807)	(6,916)	27
Provision for repurchases	379	1,012	2,253
Origination of mortgage loans held-for-sale	(12,924,252)	(9,258,350)	(2,845,494)
Sale and principal reduction on mortgage loans held-for-sale	13,026,911	9,252,839	2,736,431
Losses (gains) from REO	5,934	6,595	(7,581)
Change in fair value of net trust assets, excluding REO	(7,347)	(5,021)	(8,658)
Change in fair value of long-term debt	14,436	8,661	4,014
Accretion of interest income and expense	126,598	148,121	180,478
Amortization of intangible and other assets	4,769	3,576	—
Accretion of contingent consideration	6,997	8,142	—
Change in fair value of contingent consideration	30,145	(45,920)	—
Amortization of debt issuance costs and discount on note payable	440	334	48
Stock-based compensation	2,131	1,613	1,921
Impairment of deferred charge	1,278	1,558	453
Change in deferred tax assets	—	(24,420)	—
Net change in restricted cash	(2,497)	(1,054)	(953)
Net change in other assets and liabilities	8,778	3,502	(19)
Net cash provided by operating activities	65,476	30,664	29,981
CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in securitized mortgage collateral	619,844	649,454	634,714
Proceeds from the sale of mortgage servicing rights	6,837	67,111	28,388
Finance receivable advances to customers	(928,238)	(664,550)	(76,317)
Repayments of finance receivables	901,669	636,540	67,959
Net change in mortgages held-for-investment	46	46	7
Purchase of premises and equipment	(266)	109	(18)
Net principal change on investment securities available-for-sale	47	90	76
Acquisition of CashCall Mortgage	—	(7,500)	—
Proceeds from the sale of REO	41,962	33,087	36,288
Proceeds from the sale of AmeriHome	—	—	10,200
Net cash provided by investing activities	641,901	714,387	701,297

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	47,531	—	—
Issuance of convertible notes	—	25,000	—
Issuance of term financing	—	30,000	—
Repayment of warehouse borrowings	(12,318,880)	(8,825,747)	(2,611,066)
Borrowings under warehouse agreement	12,413,837	8,924,645	2,718,150
Repayment of line of credit	—	(11,000)	(28,250)
Borrowings under line of credit	—	7,000	29,250
Repayment of short-term borrowing	—	(15,000)	—
Payment of acquisition related contingent consideration	(54,149)	(38,110)	—
Short-term borrowing	—	15,000	—
Repayment of securitized mortgage borrowings	(787,644)	(828,195)	(844,499)
Principal payments on short-term debt	—	(6,000)	6,000
Principal payments on capital lease	(503)	(781)	(736)
Debt issuance costs	(100)	(500)	(60)
Proceeds from exercise of stock options	218	973	37
Net cash used in financing activities	(699,690)	(722,715)	(731,174)
Net change in cash and cash equivalents	7,687	22,336	104
Cash and cash equivalents at beginning of year	32,409	10,073	9,969
Cash and cash equivalents at end of year	$40,096	$32,409	$10,073

SUPPLEMENTARY INFORMATION :
Interest paid	$77,469	$63,283	56,595
Taxes paid, net of refunds	339	1,229	725
NON-CASH TRANSACTIONS :
Transfer of securitized mortgage collateral to real estate owned	$39,706	$40,471	$33,377
Mortgage servicing rights retained from loan sales and issuance of mortgage backed securities	128,273	98,103	29,388
Common stock issued upon conversion of debt	20,000	—	—
Acquisition of equipment purchased through capital leases	551	413	573
Acquisition related goodwill asset related to CashCall	—	104,586	—
Acquisition related intangible assets related to CashCall	—	33,122	—
Acquisition related contingent consideration liability related to CashCall	—	124,592	—
Common stock issued upon legal settlement	—	—	3,448
Common stock issued related to CashCall acquisition	—	6,150	—

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

The Company’s operations include the mortgage lending operations and real estate services conducted by IRES and IMC and the long-term mortgage portfolio (residual interests in securitizations reflected as net trust assets and liabilities in the consolidated balance sheets) conducted by IMH.  Beginning in the first quarter of 2015, the mortgage lending operations include the activities of the CashCall Mortgage operations (CCM) (See Note 2. —Acquisition of CashCall Mortgage).

Financial Statement Presentation

Basis of Presentation

The accompanying consolidated financial statements include the accounts of IMH and its wholly-owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP).  All significant inter‑company balances and transactions have been eliminated in consolidation. In addition, certain amounts in the prior periods’ consolidated financial statements have been reclassified to conform to the current year presentation.

Management has made a number of material estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these consolidated financial statements in conformity with GAAP. Material estimates subject to change include the fair value estimates of assets acquired and liabilities assumed in the acquisition of CCM as discussed in Note 2. —Acquisition of CashCall Mortgage.  Additionally, other items affected by such estimates and assumptions include the valuation of trust assets and trust liabilities, contingencies, the estimated obligation of repurchase liabilities related to sold loans, the valuation of long-term debt, mortgage servicing rights, mortgage loans held-for-sale and derivative instruments, including, interest rate lock commitments (IRLC). Actual results could differ from those estimates and assumptions.

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

The VIE framework requires a variable interest holder (counterparty to a VIE) to consolidate the VIE if that party has the power to direct activities of the VIE that most significantly impact the entity’s economic performance, will absorb a majority of the expected losses of the VIE, will receive a majority of the residual returns of the VIE, or both, and directs the significant activities of the entity. This party is considered the primary beneficiary of the entity. The determination of whether the Company meets the criteria to be considered the primary beneficiary of a VIE requires an evaluation of all transactions (such as investments, liquidity commitments, derivatives and fee arrangements) with the entity.

Significant Accounting Policies

Fair Value Option

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

Cash balances that have restrictions as to the Company’s ability to withdraw funds are considered restricted cash. At December 31, 2016 and 2015, restricted cash totaled $6.0 million and $3.5 million, respectively. The restricted cash is the result of the terms of the Company’s warehouse borrowings. In accordance with the terms of the Master Repurchase Agreements related to the warehouse borrowings, the Company is required to maintain cash balances with the lender as additional collateral for the borrowings (See Note 8.—Debt).

Mortgage Loans Held‑for‑Sale

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

Revenue derived from the Company’s mortgage lending activities includes loan fees collected at the time of origination and gain or loss from the sale of LHFS. Loan fees consist of fee income earned on all loan originations, including loans closed and held for sale. Loan fees are recognized as earned and consist of amounts collected for application and underwriting fees, fees on cancelled loans and discount points. The related direct loan origination costs are recognized when incurred and consists of broker fees and commissions. Gain or loss from the sale and mark‑to‑market of LHFS includes both realized and unrealized gains and losses and are included in gain on sale of loans, net in the accompanying consolidated statements of operations. The valuation of LHFS approximates a whole‑loan price, which includes the value of the related mortgage servicing rights.

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

Mortgage Servicing Rights

The Company accounts for mortgage loan sales in accordance with ASC 860, Transfers and Servicing. Upon sale of mortgage loans on a service-retained basis, the LHFS are removed from the balance sheet, mortgage servicing rights (MSRs) are recorded as an asset for servicing rights retained. The Company elected to measure MSRs at fair value as prescribed by FASB ASC 860-50-35, and as such, servicing assets or liabilities are valued using discounted cash flow modeling techniques using assumptions regarding future net servicing cash flow, including prepayment rates, discount rates, servicing cost and other factors. Changes in estimated fair value are reported in the accompanying consolidated statements of operations within loss on mortgage servicing rights, net.

When the Company sells mortgage servicing rights, the Company records a gain or loss on such sale based on the selling price of the mortgage servicing rights less the carrying value and transaction costs.  Gains and losses are reported in the accompanying consolidated statements of operations within loss on mortgage servicing rights, net.

Finance Receivables

Finance receivables represent transactions with the Company’s customers involved in residential real estate lending. As a warehouse lender, the Company’s warehouse lending operations are a secured creditor of the mortgage bankers and brokers to which the Company extends credit and is subject to the risks inherent in that status, including the risk of borrower fraud, default and bankruptcy. Any claim of the Company’s warehouse lending operations as a secured lender in a bankruptcy proceeding may be subject to adjustment and delay. Finance receivables from customers represent repurchase facilities with mortgage bankers that are primarily collateralized by mortgages on single-family residential real estate. Terms of the repurchase facilities, including the maximum facility amount and interest rate, are determined based upon the financial strength, historical performance and other qualifications of the borrower. The warehouse facilities to customers have maturities that range from on-demand to one year. Finance receivables are stated at the principal balance outstanding. Interest income is recorded on the accrual basis.

Securitized Mortgage Collateral

The Company’s long‑term mortgage portfolio primarily includes adjustable rate and, to a lesser extent, fixed rate non‑conforming mortgages and commercial mortgages that were acquired and originated by our mortgage and commercial operations prior to 2008.

Non‑conforming mortgages may not have certain documentation or verifications that are required by government sponsored entities and, therefore, in making our credit decisions, we were more reliant upon the borrower’s credit score and the adequacy of the underlying collateral.

Historically, the Company securitized mortgages in the form of collateralized mortgage obligations (CMO) or real estate mortgage investment conduits (REMICs). These securitizations are evaluated for consolidation based on the provisions of FASB ASC 810‑10‑25. Amounts consolidated are included in trust assets and liabilities as securitized mortgage collateral, real estate owned, derivative assets, securitized mortgage borrowings and derivative liabilities in the accompanying consolidated balance sheets.

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

Interest income on securitized mortgage collateral is recorded using the effective yield for the period based on the previous quarter‑end’s estimated fair value. Securitized mortgage collateral is generally not placed on nonaccrual status as the servicer advances the interest payments to the trust regardless of the delinquency status of the underlying mortgage loan, until it becomes apparent to the servicer that the advance is not collectible.

Real Estate Owned

Real estate owned (REO) on the balance sheet, are primarily assets within the securitized trusts but are recorded as a separate asset for accounting and reporting purposes and are within the long‑term mortgage portfolio. REO, which consists of residential real estate acquired in satisfaction of loans, is carried at net realizable value, which includes the estimated fair value of the residential real estate less estimated selling and holding costs. Adjustments to the loan carrying value required at the time of foreclosure affect the carrying amount of REO. Subsequent write‑downs in the net realizable value of REO are included in change in fair value of net trust assets, including trust REO (losses) gains in the consolidated statements of operations.

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

Goodwill and other intangible assets deemed to have indefinite lives generated from purchase business combinations are not subject to amortization but are instead tested for impairment no less than annually.  Impairment exists when the carrying value exceeds its implied fair value.  An impairment loss, if any, is measured as the excess of carrying value over the implied fair value and would be recorded in other expense in the consolidated statements of operations.  Intangible assets with definite lives are amortized over their estimated lives using an amortization method that reflects the pattern in which the economic benefits of the asset are consumed.

Business Combinations

Business combinations are accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Under the acquisition method, the acquiring entity in a business combination recognizes 100 percent of the acquired assets and assumed liabilities, regardless of the percentage owned, at their estimated fair values as of the date of acquisition. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. To the extent the fair value of net assets acquired, including other identifiable assets, exceeds the purchase price, a bargain purchase gain is recognized. Assets acquired and liabilities assumed which involve contingencies must also be recognized at their estimated fair value, provided such fair value can be determined during the measurement period. Acquisition-related costs, including severance, conversion and other restructuring charges, such as abandoned space accruals, are expensed as incurred. Results of operations of an acquired business are included in the consolidated statements of operations from the date of acquisition.

Securitized Mortgage Borrowings

The Company records securitized mortgage borrowings in the accompanying consolidated balance sheets for the consolidated CMO and REMIC securitized trusts within the long-term mortgage portfolio. The debt from each issuance of a securitized mortgage borrowing is payable from the principal and interest payments on the underlying mortgages collateralizing such debt, as well as the proceeds from liquidations of REO. If the principal and interest payments are insufficient to repay the debt, the shortfall is allocated first to the residual interest holders (generally owned by the Company) then, if necessary, to the certificate holders (e.g. third party investors in the securitized mortgage borrowings) in accordance with the specific terms of the various respective indentures. Securitized mortgage borrowings typically are structured as one-month LIBOR “floaters” and fixed rate securities with interest payable to certificate holders monthly. The maturity of each class of securitized mortgage borrowing is directly affected by the amount of net interest spread, overcollateralization and the rate of principal prepayments and defaults on the related securitized mortgage collateral. The actual maturity of any class of a securitized mortgage borrowing can occur later than the stated maturities of the underlying mortgages.

When the Company issued securitized mortgage borrowings, the Company generally sought an investment grade rating for the Company’s securitized mortgages by nationally recognized rating agencies. To secure such ratings, it was often necessary to incorporate certain structural features that provide for credit enhancement. This generally included the pledge of collateral in excess of the principal amount of the securities to be issued, a bond guaranty insurance policy for some or all of the issued securities, or additional forms of mortgage insurance. The Company’s total loss exposure is limited to the Company’s initial net economic investment in each trust, which is referred to as a residual interest.

The Company accounts for securitized mortgage borrowings at fair value, with changes in fair value during the period reflected in earnings. Fair value measurements are based on the Company’s estimated cash flow models, which incorporate assumptions, inputs of other market participants and quoted prices for the underlying bonds. The Company’s assumptions include its expectations of inputs that other market participants would use. These assumptions include judgments about the underlying collateral, prepayment speeds, credit losses, investor yield requirements, forward interest rates and certain other factors. Interest expense on securitized mortgage borrowings are recorded quarterly using the effective yield for the period based on the previous quarter‑end’s estimated fair value.

Derivative Instruments

In accordance with FASB ASC 815‑10 Derivatives and Hedging—Overview, the Company records all derivative instruments at fair value. The Company has accounted for all its derivatives as non‑designated hedge instruments or free‑standing derivatives.

Interest Rate Swaps, Caps and Floors

The Company’s interest rate risk management objective was to limit the exposure to the variability in future cash flows attributable to the variability of one-month LIBOR, which is the underlying index of adjustable rate securitized mortgage borrowings. The Company’s interest rate risk management policies were formulated with the intent to offset the potential adverse effects of changing interest rates on securitized mortgage borrowings.

To mitigate exposure to the effect of changing interest rates on cash flows on securitized mortgage borrowings, the Company purchased derivative instruments primarily in the form of interest rate swap agreements (swaps) and, to a lesser extent, interest rate cap agreements (caps) and interest rate floor agreements (floors). There were no outstanding derivatives as of December 31, 2016.  The Company had $1.7 million in derivative liabilities outstanding as of December 31, 2015, all of which are in the securitized trusts and included in trust liabilities in the consolidated balance sheets.

The fair value of the Company’s swaps, caps, floors and other derivative instruments is generally based on market prices provided by dealers and market makers, or estimates of future cash flows from these financial instruments.

Lending Derivatives

The mortgage lending operation enters into IRLCs with consumers to originate mortgage loans at a specified interest rate. These IRLCs are accounted for as derivative instruments. The fair values of IRLCs utilize current secondary market prices for underlying loans and estimated servicing value with similar coupons, maturity and credit quality, subject to the anticipated loan funding probability (Pull‑through Rate). The fair value of IRLCs is subject to change primarily due to changes in interest rates and the estimated Pull‑through Rate. The Company reports IRLCs within other assets and other liabilities at fair value with changes in fair value being recorded in the accompanying consolidated statements of operations within gain on sale of loans, net.

The Company hedges the changes in fair value associated with changes in interest rates related to IRLCs and uncommitted LHFS by using forward sold commitments including Fannie Mae and Ginnie Mae mortgage‑backed securities known as to‑be‑announced mortgage‑backed securities (TBA MBS or Hedging Instruments). The Hedging Instruments are typically entered into at the time the IRLC is made and are accounted for as derivative instruments. The fair value of Hedging Instruments is subject to change primarily due to changes in interest rates. The Company reports Hedging Instruments within other assets and other liabilities at fair value with changes in fair value being recorded in the accompanying consolidated statements of operations within gain on sale of loans, net.

The Company hedges the changes in fair value associated with changes in interest rates related to MSRs by using TBA MBS or Hedging Instruments. The Hedging Instruments are typically entered into at the time the MSR is created and are accounted for as derivative instruments. The fair value of Hedging Instruments is subject to change primarily due to changes in interest rates. The Company reports Hedging Instruments within other assets and other liabilities at fair value with changes in fair value being recorded in the accompanying consolidated statements of operations within loss on sale of mortgage servicing rights.

The fair value of IRLCs and Hedging Instruments are represented as derivative assets, lending and derivative liabilities, lending in Note 12.—Fair Value of Financial Instruments.

Long‑term Debt

Long‑term debt (consisting of trust preferred securities and junior subordinated notes) is reported at fair value. These securities are measured based upon an analysis prepared by management, which considers the Company’s own credit risk and discounted cash flow analysis. Unrealized gains and losses are recognized in earnings in the accompanying consolidated statements of operations within change in fair value of long‑term debt.

The Company does not consolidate trust preferred entities (which are sometimes hereinafter referred to as capital trusts) since the Company does not have a variable interest in the trust. Instead, the Company records its investment in the trust preferred entities (included in other assets in the accompanying consolidated balance sheets) and accounts for such under the equity method of accounting and reflects a liability for the issuance of the notes to the trust preferred entities.

Repurchase Reserve

The Company sells mortgage loans in the secondary market, including U.S. government sponsored entities and issues mortgage‑backed securities through Ginnie Mae and Fannie Mae. When the Company sells or issues securities, it makes customary representations and warranties to the purchasers about various characteristics of each loan such as the origination and underwriting guidelines, including but not limited to the validity of the lien securing the loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local law. In the event of a breach of its representations and warranties, the Company may be required to either repurchase the mortgage loans with the identified defects or indemnify the investor or insurer for any loss. Also, the Company’s loss may be reduced by proceeds from the sale or liquidation of the repurchased loan. The Company’s loss may be reduced by any recourse it has to correspondent lenders that, in turn, had sold such mortgage loans to the Company and breached similar or other representations and warranties. In such event, the Company has the right to seek a recovery of related repurchase losses from that correspondent lender.

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

Revenue Recognition for Fees from Services

The Company follows ASC 605, Revenue Recognition, which provides guidance on the application of GAAP to selected revenue recognition issues relates to our real estate services revenues.

The Company’s real estate services segment provides various real estate related services and loss mitigation services including (i) managing distressed mortgage portfolios and foreclosed real estate assets,

(ii) the disposition of such assets, (iii) surveillance services for residential and multifamily mortgage portfolios, (iv) loan modification services and (v) the master servicing on various residential mortgage and multifamily loan pools for loans in the long‑term portfolio of IMH, and to a lesser extent, non‑affiliated entities. The revenues from these services are recognized in income in the period when services are rendered and collectability is reasonably certain.

Advertising Costs

Advertising costs are expensed as incurred and are included in business promotion expense.

Stock‑Based Compensation

The Company accounts for stock‑based compensation in accordance with FASB ASC 718 Compensation—Stock Compensation. Accordingly, the Company measures the cost of stock‑based awards using the grant‑date fair value of the award and recognizes that cost over the requisite service period.

The fair value of each stock option granted under the Company’s stock-based compensation plan is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and assumptions noted in Note 17.—Share Based Payments and Employee Benefit Plans. The risk-free interest rate is based on the U.S. Treasury rate with a term equal to the expected term of the option grants on the date of grant.

FASB ASC 718 requires forfeitures to be estimated at the time of grant and prospectively revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock‑based compensation expense is recorded net of estimated forfeitures for the years ended December 31, 2016 and 2015, such that the expense was recorded only for those stock‑based awards that were expected to vest during such periods. Refer to Note 17.—Share Based Payments and Employee Benefit Plans.

Income Taxes

In accordance with ASC 740, Income Taxes,  the Company records income tax expense as well as deferred tax assets and liabilities. Current income tax expense approximates taxes to be paid or refunded for the current period and includes income tax expense related to uncertain tax positions and amortization/impairment of deferred charge, explained below. The Company determines deferred income taxes using the balance sheet method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and recognizes enacted changes in tax rates and laws in the period in which they occur. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized subject to management’s judgment that realization is “more likely than not.” Uncertain tax positions that meet the more likely than not recognition threshold are measured to determine the amount of benefit to recognize. An uncertain tax position is measured at the largest amount of benefit that management believes has a greater than 50% likelihood of realization upon settlement.

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

Earnings per Common Share

Basic earnings per common share is computed on the basis of the weighted average number of shares outstanding for the year divided into earnings for the year. Diluted earnings per common share is computed on the basis of the weighted average number of shares and dilutive common equivalent shares outstanding for the year divided by earnings for the year, unless anti‑dilutive. Refer to Note 13.—Reconciliation of Earnings Per Share.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”, which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern and provide related disclosures. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest—Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs”, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. For public business entities, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Entities should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, entities are required to comply with the applicable disclosures for a change in an accounting principle. In August 2015, ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”, was issued to address ASU 2015-03 as it relates to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. We adopted this change retrospectively on January 1, 2016, which resulted in a $465 thousand reclassification from other assets to Term Financing and Convertible Notes on December 31, 2015.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments (Topic 805)”, which replaces the requirement that an acquirer in a business combination account for measurement period adjustments retrospectively with a requirement that an acquirer recognize adjustments to the provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. For public business entities, ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The guidance is to be applied prospectively to adjustments to provisional amounts that occur after the effective date of the guidance, with earlier application permitted for financial statements that have not been issued.  The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities."  The amendments in ASU 2016-01, among other things, requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; Requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables); Eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new guidance permits early adoption of the own credit provision. In addition, the new guidance permits early adoption of the provision that exempts private companies and not-for-profit organizations from having to disclose fair value information about financial instruments measured at amortized cost. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU) No. 2016-02, “Leases (Topic 842).” Under ASU 2016-02, an entity will be required to recognize assets and liabilities for the rights and obligations created by leases on the entity’s balance sheet for both finance and operating leases. For leases with a term of 12 months or less, an entity can elect to not recognize lease assets and lease liabilities and expense the lease over a straight-line basis for the term of the lease. ASU 2016-02 will require new disclosures that depict the amount, timing, and uncertainty of cash flows pertaining to an entity’s leases. Companies are required to adopt the new standard using a modified retrospective approach for annual and interim periods beginning after December 15, 2018. Early adoption of ASU 2016-02 is permitted. When adopted, the Company does not expect ASU 2016-02 to have a material impact on its results of operations, equity or cash flows. The impact of ASU 2016-02 on the Company’s consolidated financial position will be based on leases outstanding at the time of adoption.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The update amends the guidance in Accounting Standards Codification 230, Statement of Cash Flows, and clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows with the objective of reducing the existing diversity in practice related to eight specific cash flow issues. In addition, in November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash (ASU 2016-18). This ASU clarifies certain existing principles in ASC 230, including providing additional guidance related to transfers between cash and restricted cash and how entities present, in their statement of cash flows, the cash receipts and cash payments that directly affect the restricted cash accounts. These ASUs will be effective for the Company’s fiscal year beginning December 1, 2018 and subsequent interim periods. Early adoption is permitted. The adoption of ASU 2016-15 and ASU 2016-18 will modify the Company's current disclosures and reclassifications within the consolidated statements of cash flows but they are not expected to have a material effect on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business.” The amendments in this Update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment." The update removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those periods. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

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

Pursuant to the Asset Purchase Agreement, and subject to the terms and conditions contained therein, the purchase price consisted of a fixed component and a contingent component. The fixed component included (i) the aggregate payment of $10 million in cash, payable in installments through January 2016 and (ii) 494,017 newly issued unregistered shares of the Company. The contingent component consisted of a three year earn-out provision beginning on the effective date (January 2, 2015) of 100% of pre-tax net earnings of CCM for January and February of 2015, 65% of the pretax net earnings for the next 10 months of 2015, 55% of pre-tax 2016 net earnings and 45% of pretax 2017 net earnings. During the year ended December 31, 2015, consideration paid to CashCall, Inc. included $7.5 million cash and 494,017 shares of common stock of the Company (issued April 1, 2015) valued at $6.2 million, pursuant to the fixed component of the Asset Purchase Agreement and $38.1 million pursuant to the earn-out provision.  During the year ended December 31, 2016, consideration paid to CashCall, Inc. was $2.5 million pursuant to the fixed component of the Asset Purchase Agreement and $54.1 million, pursuant to the earn-out provision.  In February 2017, consideration paid to CashCall, Inc. for the fourth quarter of 2016 earn-out period was $8.0 million.

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

(1)  Included within the contingent consideration is $1.4 million of Business Appreciation Rights, as defined above

The CCM acquisition was accounted for under the acquisition method of accounting pursuant to FASB ASC 805.  The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the acquisition date.  The Company made significant estimates and exercised significant judgment in estimating fair values of the acquired assets and assumed liabilities.  The Company retained the services of a third party to assist in the valuation of the intangible assets.  The application of the acquisition method of accounting resulted in tax deductible goodwill of $104.6 million.  The acquisition closed on March 31, 2015; however, the effective date of the transaction was January 2, 2015.  From the effective date to the date of the close, IMC was entitled to and recognized the net earnings of the loans originated by CCM.  Acquisition related costs of $0.3 million were expensed as incurred.  The expenses were comprised primarily of legal and professional fees.

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

For the year ended December 31, 2015, revenues from CCM totaled $135.3 million.  For the year ended December 31, 2015, expenses from operations were $80.9 million.  During the first quarter of 2015 prior to the close of the acquisition, expenses related to CCM were included in gain on sale of loans, net in the consolidated statements of operations.

Note 3.—Mortgage Loans Held-for-Sale

A summary of the unpaid principal balance (UPB) of mortgage loans held-for-sale by type is presented below:

	December 31,	December 31,
	2016	2015
Government (1)	$146,305	$104,576
Conventional (2)	168,581	170,519
Other (3)	62,701	24,239
Fair value adjustment (4)	10,835	10,857
Total mortgage loans held for sale	$388,422	$310,191

(1)	Includes all government-insured loans including Federal Housing Administration (FHA), Veterans Affairs (VA) and United States Department of Agriculture (USDA).
(2)	Includes loans eligible for sale to Fannie Mae (FNMA) and Freddie Mac (FHLMC).
(3)	Includes NonQM and Jumbo loans.

(4)  Changes in fair value are included in the accompanying consolidated statements of operations.

The Company does not have any delinquent or nonaccrual mortgage loans held-for-sale as of December 31, 2016 or 2015.

Gain on LHFS (included in gain on sale of loans, net in the consolidated statements of operations) is comprised of the following for the years ended December 31, 2016, 2015 and 2014:

	For the Year Ended
	December 31,
	2016	2015	2014
Gain on sale of mortgage loans	$321,392	$232,552	$100,338
Premium from servicing retained loan sales	128,273	98,103	29,388
Unrealized gains (losses) from derivative financial instruments	2,326	6,827	(27)
Realized gains (losses) from derivative financial instruments	6,224	(7,045)	(15,397)
Mark to market (loss) gain on LHFS	(22)	404	6,857
Direct origination expenses, net	(146,797)	(160,623)	(90,689)
Provision for repurchases	(379)	(1,012)	(2,253)
Total gain on sale of loans, net	$311,017	$169,206	$28,217

Note 4.—Finance Receivables

The Company uses a portion of the excess warehouse borrowing capacity to provide secured short-term revolving financing to small and medium-size mortgage originators to finance mortgage loans from the closing of the mortgage loans until sold to investors. The finance receivables are secured by residential mortgage loans as well as personal guarantees. There are no aged balances as of December 31, 2016 and 2015.

A summary of outstanding warehouse lines to non-affiliated customers and outstanding balances of December 31, 2016 and 2015 are presented below:

	December 31,
	2016	2015
Uncommitted warehouse lines to non-affiliated customers	$175,500	$119,500
Outstanding balance	62,937	36,368

Note 5.—Mortgage Servicing Rights

The Company retains mortgage servicing rights (MSRs) from its sales of certain mortgage loans. MSRs are reported at fair value based on the income derived from the net projected cash flows associated with the servicing contracts. The Company receives servicing fees, less subservicing costs, on the UPB of the loans. The servicing fees are collected from the interest portion of the monthly payments made by the mortgagors or when the underlying real estate is foreclosed upon and liquidated. The Company may receive other remuneration from rights to various mortgagor-contracted fees such as late charges, collateral reconveyance charges, nonsufficient fund fees and the Company is generally entitled to retain the interest earned on funds held pending remittance (or float) related to its collection of mortgagor principal, interest, tax and insurance payments.

The following table summarizes the activity of MSRs for the years ended December 31, 2016 and 2015:

	December 31,	December 31,
	2016	2015
Balance at beginning of period	$36,425	$24,418
Additions from servicing retained loan sales	128,273	98,103
Reductions from bulk sales	(8,773)	(75,157)
Changes in fair value (1)	(24,388)	(10,939)
Fair value of MSRs at end of period	$131,537	$36,425

(1)	Changes in fair value are included within loss on mortgage servicing rights in the consolidated statements of operations.

At December 31, 2016 and 2015, the outstanding principal balance of the mortgage servicing portfolio was comprised of the following:

	December 31,	December 31,
	2016	2015
Government insured	$1,359,569	$675,744
Conventional (1)	10,815,998	2,799,758
NonQM	175,955	95,157
Total loans serviced	$12,351,522	$3,570,659

(1)  Approximately $10.8 billion and $2.8 billion of FNMA and FHLMC servicing has been pledged at December 31, 2016 and 2015, as collateral as part of the Term Financing (See Note 8.—Debt).  Pledged collateral was approximately 86% and 76% of the fair value of Mortgage servicing rights in the consolidated balance sheets at December 31, 2016 and 2015, respectively.

The table below illustrates hypothetical changes in the fair value of MSRs, caused by assumed immediate changes to key assumptions that are used to determine fair value. See Note 12.—Fair Value of Financial Instruments for a description of the key assumptions used to determine the fair value of MSRs.

	December 31,	December 31,
Mortgage Servicing Rights Sensitivity Analysis	2016	2015
Fair value of MSRs	$131,537	$36,425
Prepayment Speed:
Decrease in fair value from 10% adverse change	(4,956)	(1,337)
Decrease in fair value from 20% adverse change	(9,593)	(2,577)
Decrease in fair value from 30% adverse change	(13,940)	(3,729)
Discount Rate:
Decrease in fair value from 10% adverse change	(4,927)	(1,314)
Decrease in fair value from 20% adverse change	(9,511)	(2,539)
Decrease in fair value from 30% adverse change	(13,786)	(3,683)

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

Loss on mortgage servicing rights, net is comprised of the following for the years ended December 31, 2016,  2015 and 2014:

	For the Year Ended
	December 31,
	2016	2015	2014
Change in fair value of mortgage servicing rights	$(24,388)	$(10,939)	$(6,229)
(Loss) gain on sale of mortgage servicing rights	(10,688)	(8,046)	1,113
Realized and unrealized (losses) gains from hedging instruments	(1,365)	387	—
Loss on mortgage servicing rights, net	$(36,441)	$(18,598)	$(5,116)

Servicing income, net is comprised of the following for the years ended December 31, 2016,  2015 and 2014:

	For the Year Ended
	December 31,
	2016	2015	2014
Contractual servicing fees	$17,497	$8,547	$6,115
Late and ancillary fees	174	129	150
Subservicing and other costs	(3,937)	(2,574)	(1,679)
Servicing income, net	$13,734	$6,102	$4,586

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

The following table presents the changes in the carrying amount of goodwill for the period indicated:

Balance at December 31, 2014	$352
Addition from CCM acquisition	104,586
Balance at December 31, 2015	$104,938
Additions (Impairment)	—
Balance at December 31, 2016	$104,938

As part of the acquisition of CCM, the purchase price of the intangible assets the Company acquired are listed below for the periods indicated:

	Gross Carrying	Accumulated	Net Carrying Amount
	Amount	Amortization	at December 31, 2016	Remaining Life
Intangible assets:
Trademark	$17,251	$(2,047)	$15,204	13.0
Customer relationships	10,170	(2,637)	7,533	5.0
Non-compete agreement	5,701	(2,660)	3,041	2.0
Total intangible assets acquired	$33,122	$(7,344)	$25,778	9.4

	Gross Carrying	Accumulated	Net Carrying Amount
	Amount	Amortization	at December 31, 2015
Intangible assets:
Trademark	$17,251	$(877)	$16,374
Customer relationships	10,170	(1,130)	9,040
Non-compete agreement	5,701	(1,140)	4,561
Total intangible assets acquired	$33,122	$(3,147)	$29,975

The Company recognized $4.2 million and $3.1 million of amortization expense associated with intangible assets for the years ended December 31, 2016 and 2015. The following table presents the estimated aggregate amortization expense for the periods indicated:

Amortization Expense
Year 2017	$4,197
Year 2018	4,197
Year 2019	2,676
Year 2020	2,676
Year 2021 and thereafter	12,032
Total future amortization expense	$25,778

Note 7.—Other Assets

Other Assets

Other assets consisted of the following:

	December 31,	December 31,
	2016	2015
Derivative assets – lending (See Note 10)	$11,169	$9,273
Loans eligible for repurchase from GNMA	9,917	—
Deferred charge (See Note 12)	8,685	9,963
Accounts receivable, net	6,953	11,385
Prepaid expenses	3,179	2,587
Servicing advances	3,075	927
Developed software, net	1,717	2,290
Premises and equipment, net	976	1,210
Other	674	483
Total other assets	$46,345	$38,118

Loans Eligible for Repurchase from GNMA

The Company routinely sells loans in GNMA guaranteed MBS by pooling eligible loans through a pool custodian and assigning rights to the loans to GNMA. When these GNMA loans are initially pooled and securitized, the Company meets the criteria for sale treatment and de-recognizes the loans. The terms of the GNMA MBS program allow, but do not require, the Company to repurchase mortgage loans when the borrower has made no payments for three consecutive months. When the Company has the unconditional right, as servicer, to repurchase GNMA pool loans it has previously sold and are more than 90 days past due, the Company then re-recognizes the loans on its balance sheet, at their unpaid principal balances and records a corresponding liability in other liabilities in the consolidated balance sheets.

Accounts Receivable, net

Accounts receivable are primarily holdbacks from MSR sales which are generally collected within 6 months of the sale date, cash due to the Company related to hedging instruments and fees earned for real estate services rendered, generally collected one month in arrears.  Accounts receivable are stated at their carrying value, net of an $86 thousand and $114 thousand reserve for doubtful accounts as of December 31, 2016 and 2015, respectively.

Servicing Advances

The Company is required to advance certain amounts to meet its contractual loan servicing requirements. The Company advances principal, interest, property taxes and insurance for borrowers that have insufficient escrow accounts, plus any other costs to preserve the property. Also, the Company will advance funds to maintain, repair and market foreclosed real estate properties. The Company is entitled to recover advances from the borrowers for reinstated and performing loans or from proceeds of liquidated properties. Servicer advances totaled $3.1 million and $927 thousand at December 31, 2016 and 2015, respectively.

Developed Software, net

As part of the acquisition of CCM, the purchase price of other assets the Company acquired are listed below for the periods indicated:

	Gross Carrying	Accumulated	Net Carrying Amount
	Amount	Amortization	at December 31, 2016	Remaining Life
Other assets:
Developed software	$2,719	$(1,002)	$1,717	3.0

	Gross Carrying	Accumulated	Net Carrying Amount
	Amount	Amortization	at December 31, 2015
Other assets:
Developed software	$2,719	$(429)	$2,290

Premises and Equipment, net

Premises and equipment are stated at cost, less accumulated depreciation or amortization. Depreciation on premises and equipment is recorded using the straight‑line method over the estimated useful lives of individual assets, typically three to twenty years. Premises and equipment and accumulated depreciation were as follows as of the dates indicated:

	December 31,
	2016	2015
Premises and equipment	$16,467	$15,650
Less: Accumulated depreciation	(15,491)	(14,440)
Total premises and equipment, net	$976	$1,210

Note 8.—Debt

The following table shows contractual reductions of debt as of December 31, 2016:

	Payments Due by Period
		Less Than	One to	Three to	More Than
	Total	One Year	Three Years	Five Years	Five Years
Warehouse borrowings	$420,573	$420,573	$—	$—	$—
Term financing (1)	29,910	29,910	—	—	—
2015 Convertible Notes	24,965	—	—	24,965	—
Long-term debt	70,500	—	—	—	70,500
Total Debt Obligations	$545,948	$450,483	$—	$24,965	$70,500

(1)	In February 2017, the Term Financing was paid off. See Note 21.-Subsequent Events.

Warehouse Borrowings

The Company, through its subsidiaries, enters into Master Repurchase Agreements with lenders providing warehouse facilities. The warehouse facilities are used to fund, and are secured by, residential mortgage loans that are held for sale. In accordance with the terms of the Master Repurchase Agreements, the Company is required to maintain cash balances with the lender as additional collateral for the borrowings which are included in restricted cash in the accompanying consolidated balance sheets. In November and December 2016, the Company was not in compliance with certain financial covenants and received the necessary waivers.

The following table presents certain information on warehouse borrowings for the periods indicated:

	Maximum	Balance Outstanding At		Allowable
	Borrowing	December 31,	December 31,	Advance	Rate
	Capacity	2016	2015	Rates (%)	Range	Maturity Date
Short-term borrowings:
Repurchase agreement 1	$150,000	$106,609	$63,368	90 - 98	1ML + 3.13 - 6.75%	June 16, 2017
Repurchase agreement 2 (1)	50,000	44,761	46,673	90 - 98	Prime + 0.0 - 0.50%	May 28, 2017
Repurchase agreement 3 (2)	225,000	125,320	122,242	90 - 97	Base Rate + 2.50%	December 22, 2017
Repurchase agreement 4	200,000	52,067	83,162	99	1ML + 2.55%	March 30, 2017
Repurchase agreement 5	100,000	56,655	10,171	100	Note Rate - 0.50%	March 31, 2017
Repurchase agreement 6	200,000	35,161	—	95 - 98	1ML + 2.15 - 2.40%	June 30, 2017
Total warehouse borrowings	$925,000	$420,573	$325,616

(1)	In February 2017, the Company lowered the maximum borrowing capacity to $25.0 million from $50.0 million.
(2)	As of December 31, 2016 and 2015, the balance outstanding includes $62.9 million and $36.4 million, respectively, attributable to finance receivables made to the Company’s warehouse customers.

The following table presents certain information on warehouse borrowings for the periods indicated:

	For the year ended
	December 31,
	2016	2015
Maximum outstanding balance during the year	$880,111	$541,252
Average balance outstanding for the year	449,598	353,750
Underlying collateral (mortgage loans)	436,887	336,075
Weighted average rate for period	3.40%	3.27%

Structured Debt

In December 2014, the Company entered into a $6.0 million short-term structured debt agreement using eight of the Company’s residual interests (net trust assets) as collateral. The Company received proceeds of $6.0 million and had transaction costs of approximately $60 thousand. The agreement had an interest rate of LIBOR plus 5.75% per annum, had a final repurchase date of June 29, 2015 and the Company had the right to repurchase the securities without penalty prior to the final repurchase date. In June 2015, the Company used approximately $3.2 million of the proceeds from the Term Financing to satisfy fully the remaining amount due on the short-term structured debt agreement and the residuals held as collateral were released to the Company.

Promissory Note

On April 27, 2015, the Company issued a $10.0 million short-term Promissory Note with an interest rate of 15% to the former owner of CCM. The balance was repaid in May 2015.

Term Financing

In June 2015, the Company and its subsidiaries (IRES, IMC and Impac Warehouse Lending, Inc. (IWLI), collectively the Borrowers) entered into a Loan Agreement (Loan Agreement) with a lender (Lender) pursuant to which the Lender provided to the Borrowers a term loan in the aggregate principal amount of $30.0 million (Term Financing) due and payable on December 19, 2016, which may extend to December 18, 2017 at the Lender’s discretion.  In connection with the Term Financing, the Borrowers issued to the Lender a Term Note dated June 19, 2015.  In June 2016, the maturity of the Term Financing was extended to June 16, 2017 and the Company paid an additional $100 thousand extension fee, which is amortized using the effective yield method over the life of the term financing.    In February 2017, the Term Financing was paid off (see Note 21.-Subsequent Events).

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

Interest on the Term Financing was payable monthly and accrued at a rate of LIBOR plus 8.5% per annum.  As of December 31, 2016, amounts under the Term Financing may be prepaid at any time without penalty or premium.

The obligations of the Borrowers under the Loan Agreement were secured by assets and a pledge of all of the capital stock of the operating subsidiaries IRES, IMC and IWLI pursuant to a Security Agreement dated as of June 19, 2015 between the Borrowers and the Lender (Security Agreement).  As part of the Loan Agreement, the Company received an acknowledgement agreement from FNMA and FHLMC to pledge the mortgage servicing rights associated with FNMA and FHLMC production as collateral.

Convertible Notes

In January 2016, pursuant to the terms of the $20.0 million Convertible Promissory Notes issued in April 2013 (the Notes), the Company elected to exercise its option to convert the Notes to common stock. The conversion resulted in the Company issuing an aggregate of 1,839,080 shares of common stock.  As a result of the transaction, the Company converted $20.0 million of debt into equity and paid interest through April 2016. No gain or loss was recorded as a result of the transaction.

In May 2015, the Company issued an additional $25.0 million Convertible Promissory Notes (2015 Convertible Notes).  The 2015 Convertible Notes mature on or before May 9, 2020 and accrues interest at a rate of 7.5% per annum, to be paid quarterly.  The Company had approximately $50 thousand in transaction costs which are being amortized on an effective yield method over the life of the 2015 Convertible Notes.   Noteholders may convert all or a portion of the outstanding principal amount of the 2015 Convertible Notes into shares of the Company’s Common Stock (Conversion Shares) at a rate of $21.50 per share, subject to adjustment for stock splits and dividends (the Conversion Price). The Company has the right to convert the entire outstanding principal of the 2015 Convertible Notes into Conversion Shares at the Conversion Price if the market price per share of the Common Stock, as measured by the average volume-weighted closing stock price per share of the Common Stock on the NYSE MKT (or any other U.S. national securities exchange then serving as the principal such exchange on which the shares of Common Stock are listed), reaches the level of $30.10, for any twenty (20) trading days in any period of thirty (30) consecutive trading days after the Closing Date.

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

Long‑term Debt

As of December 31, 2016 and 2015, the Company had long term debt as follows:

Trust Preferred Securities

During 2005, the Company formed four wholly‑owned trust subsidiaries (Trusts) for the purpose of issuing an aggregate of $99.2 million of trust preferred securities (the Trust Preferred Securities). All proceeds from the sale of the Trust Preferred Securities and the common securities issued by the Trusts were originally invested in $96.3 million of junior subordinated debentures (subordinated debentures), which became the sole assets of the Trusts. The Trusts pay dividends on the Trust Preferred Securities at the same rate as paid by the Company on the debentures held by the Trusts.

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

The Company carries its Trust Preferred Securities at estimated fair value as more fully described in Note 12.—Fair Value of Financial Instruments. The following table shows the remaining principal balance and fair value of Trust Preferred Securities issued as of December 31, 2016 and 2015:

	December 31,
	2016	2015
Trust preferred securities (1)	$8,500	$8,500
Common securities	263	263
Fair value adjustment	(3,197)	(4,869)
Total	$5,566	$3,894

(1)	Stated maturity of July 30, 2035 and redeemable at par at any time. The interest rate is a variable rate of three-month LIBOR plus 3.75% per annum. At December 31, 2016, the interest rate was 4.75%.

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

Junior Subordinated Notes

The Company carries its Junior Subordinated Notes at estimated fair value as more fully described in Note 12.—Fair Value of Financial Instruments. The following table shows the remaining principal balance and fair value of junior subordinated notes issued as of December 31, 2016 and 2015:

	December 31,
	2016	2015
Junior subordinated notes (1)	$62,000	$62,000
Fair value adjustment	(20,359)	(33,996)
Total	$41,641	$28,004

(1)

Stated maturity of March 2034; requires quarterly distributions initially at a fixed rate of 2.00% per annum through March 2014 with increases of 1.00% per year in 2014 through 2017. Starting in 2018, the interest rates become variable at 3‑month LIBOR plus 3.75% per annum. At December 31, 2016, the interest rate was 5.00%.

Line of Credit Agreement

The Company had a $4.0 million working capital line of credit agreement, which was repaid in June 2015, with a national bank that had an interest rate at a variable rate of one-month LIBOR plus 3.50%. The line of credit was unsecured. Under the terms of the agreement, the Company and its subsidiaries were required to maintain various financial and other covenants. As previously discussed, in June 2015, the Company used approximately $4.0 million of the proceeds from the Term Financing to fully satisfy the remaining amount due on the line of credit agreement and terminated the line.

The following table presents certain information on the line of credit for the periods indicated:

	For the year ended
	December 31,
	2016	2015
Maximum outstanding balance during the year	$—	$4,000
Average balance outstanding for the year	—	1,649
Weighted average rate for period	—	3.70%

Note 9.—Securitized Mortgage Trusts

Securitized Mortgage Trust Assets

Securitized mortgage trust assets, which are recorded at fair market value (FMV), are comprised of the following at December 31, 2016 and 2015:

	December 31,
	2016	2015
Securitized mortgage collateral	$4,021,891	$4,574,919
REO	11,399	19,589
Investment securities available-for-sale	—	26
Total securitized mortgage trust assets	$4,033,290	$4,594,534

Securitized Mortgage Collateral

Securitized mortgage collateral consisted of the following:

	December 31,
	2016	2015
Mortgages secured by residential real estate	$4,500,719	$5,204,922
Mortgages secured by commercial real estate	426,494	517,969
Fair value adjustment	(905,322)	(1,147,972)
Total securitized mortgage collateral	$4,021,891	$4,574,919

As of December 31, 2016, the Company was also a master servicer of mortgages for others of approximately $682.0 million in UPB that were primarily collateralizing REMIC securitizations, compared to $800.0 Million at December 31, 2015. Related fiduciary funds are held in trust for investors in non‑interest bearing accounts and therefore not included in the Company’s consolidated balance sheets. The Company may also be required to advance funds or cause loan servicers to advance funds to cover principal and interest payments not received from borrowers depending on the status of their mortgages.

Real Estate Owned (REO)

The Company’s REO consisted of the following:

	December 31,
	2016	2015
REO	$25,802	$28,058
Impairment (1)	(14,403)	(8,469)
Ending balance	$11,399	$19,589
REO inside trusts	$11,399	$19,589
REO outside trusts	—	—
Total	$11,399	$19,589

(1)	Impairment represents the cumulative write‑downs of net realizable value subsequent to foreclosure.

Securitized Mortgage Trust Liabilities

Securitized mortgage trust liabilities, which are recorded at FMV, are comprised of the following at December 31, 2016 and 2015:

	December 31,
	2016	2015
Securitized mortgage borrowings	$4,017,603	$4,578,657
Derivative liabilities, securitized trusts	—	1,669
Total securitized mortgage trust liabilities	$4,017,603	$4,580,326

Securitized Mortgage Borrowings

Selected information on securitized mortgage borrowings for the periods indicated consisted of the following (dollars in millions):

		Securitized
		mortgage
		borrowings
		outstanding as of
		December 31,		Range of Interest Rates
					Interest	Interest
					Rate	Rate
	Original			Fixed	Margins over	Margins after
	Issuance			Interest	One-Month	Contractual
Year of Issuance	Amount	2016	2015	Rates	LIBOR (1)	Call Date (2)
2002	$3,876.1	$8.8	$10.4	5.25 - 12.00	0.27 - 2.75	0.54 - 3.68
2003	5,966.1	62.8	75.6	4.34 - 12.75	0.27 - 3.00	0.54 - 4.50
2004	17,710.7	640.0	766.9	3.58 - 5.56	0.25 - 2.50	0.50 - 3.75
2005	13,387.7	2,163.1	2,439.7	—	0.24 - 2.90	0.48 - 4.35
2006	5,971.4	2,617.8	2,848.9	6.25	0.1 - 2.75	0.20 - 4.13
2007	3,860.5	1,589.6	1,728.2	—	0.06 - 2.00	0.12 - 3.00
Subtotal contractual principal balance (3)		7,082.1	7,869.7
Fair value adjustment		(3,064.5)	(3,291.0)
Total securitized mortgage borrowings		$4,017.6	$4,578.7

(1)	One-month LIBOR was 0.77% as of December 31, 2016.
(2)	Interest rate margins are generally adjusted when the unpaid principal balance is reduced to less than 10‑20% of the original issuance amount, or if certain other triggers are met.
(3)	Represents the outstanding balance in accordance with trustee reporting.

As of December 31, 2016, expected principal reductions of the securitized mortgage borrowings, which is based on contractual principal payments and expected prepayment and loss assumptions for securitized mortgage collateral, was as follows (dollars in millions):

	Payments Due by Period
		Less Than	One to	Three to	More Than
	Total	One Year	Three Years	Five Years	Five Years
Securitized mortgage borrowings (1)	$7,082.1	$639.0	$973.2	$708.2	$4,761.7

(1)	Represents the outstanding balance in accordance with trustee reporting.

Derivative Liabilities, Securitized Trusts

As of December 31, 2016, there are no longer derivatives in the securitization trusts as compared to a net liability of $1.7 million at December 31, 2015. As of December 31, 2015, the notional balance of derivative assets and liabilities, securitized trusts was $67.7 million. The derivative values were based on the net present value of cash receipts or payments expected to be received or paid by the bankruptcy remote trusts. The fair value of the derivatives fluctuates with changes in the future expectation of cash receipts or payments based on notional balances and estimated LIBOR rates.

Change in fair value of net trust assets, including trust real estate owned (REO) (losses) gains

Changes in fair value of net trust assets, including trust REO (losses) gains are comprised of the following for the years ended December 31, 2016, 2015 and 2014:

	For the Year Ended
	December 31,
	2016	2015	2014
Change in fair value of net trust assets, excluding REO	$5,630	$957	$3,482
(Losses) gains from REO	(5,934)	(6,595)	7,581
Change in fair value of net trust assets, including trust REO (losses) gains	$(304)	$(5,638)	$11,063

Note 10.—Derivative Instruments

Derivative Assets and Liabilities, Lending

The mortgage lending operation enters into IRLCs with prospective borrowers to originate mortgage loans at a specified interest rate and Hedging Instruments to hedge the fair value changes associated with changes in interest rates relating to its mortgage loan origination operations as well as mortgage servicing rights. The fair value of IRLCs and Hedging Instruments related to mortgage loan origination are included in other assets and other liabilities, respectively, in the consolidated balance sheets. As of December 31, 2016, the estimated fair value of IRLCs and Hedging Instruments associated with mortgage lending totaled $11.2 million and $63 thousand, respectively. Additionally, the fair value of Hedging Instruments related to mortgage servicing rights are included in other liabilities at December 31, 2016 and had an estimated fair value of $272 thousand.

The following table includes information for the derivative assets and liabilities, lending for the periods presented:

			Total Gains (Losses) (1)
	Notional Amount		For the Year Ended
	December 31,	December 31,	December 31,
	2016	2015	2016	2015	2014
Derivative – IRLC's	$558,538	$569,618	$1,985	$6,300	$1,982
Derivative – TBA MBS	492,157	403,610	5,201	(6,132)	(17,406)

(1)	Amounts included in gain on sale of loans, net within the accompanying consolidated statements of operations.

Other Derivatives

Upon entering an arrangement to facilitate the Company’s ability to offer NonQM mortgage products, a warrant to purchase up to 9.9% of Impac Mortgage Corp. was issued in 2014.  The warrant expired in August of 2015 and was not exercised. The estimated fair value of the warrant was based on a model incorporating various assumptions including expected future book value of Impac Mortgage Corp., the probability of the warrant being exercised, volatility, expected term and certain other factors.

Note 11.—Redeemable Preferred Stock

At December 31, 2016, the Company has outstanding $51.8 million liquidation preference of Series B and Series C Preferred Stock. The holders of each series of Preferred Stock, which are non‑voting and redeemable at the option of the Company, retain the right to a $25.00 per share liquidation preference in the event of a liquidation of the Company and the right to receive dividends on the Preferred Stock if any such dividends are declared.

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

FASB ASC 825 requires disclosure of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate such fair values. The following table presents the estimated fair value of financial instruments included in the consolidated financial statements as of the dates indicated:

	December 31, 2016				December 31, 2015
	Carrying	Estimated Fair Value			Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$40,096	$40,096	$—	$—	$32,409	$32,409	$—	$—
Restricted cash	5,971	5,971	—	—	3,474	3,474	—	—
Mortgage loans held-for-sale	388,422	—	388,422	—	310,191	—	310,191	—
Finance receivables	62,937	—	62,937	—	36,368	—	36,368	—
Mortgage servicing rights	131,537	—	—	131,537	36,425	—	—	36,425
Derivative assets, lending, net	11,169	—	—	11,169	9,184	—	—	9,184
Investment securities available-for-sale	—	—	—	—	26	—	—	26
Securitized mortgage collateral	4,021,891	—	—	4,021,891	4,574,919	—	—	4,574,919

Liabilities
Warehouse borrowings	$420,573	$—	$420,573	$—	$325,616	$—	$325,616	$—
Term financing	29,910	—	—	29,910	29,716	—	—	29,716
Convertible notes	24,965	—	—	24,965	44,819	—	—	44,819
Contingent consideration	31,072	—	—	31,072	48,079	—	—	48,079
Long-term debt	47,207	—	—	47,207	31,898	—	—	31,898
Securitized mortgage borrowings	4,017,603	—	—	4,017,603	4,578,657	—	—	4,578,657
Derivative liabilities, securitized trusts	—	—	—	—	1,669	—	—	1,669
Derivative liabilities, lending, net	336	—	336	—	315	—	315	—

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

For securitized mortgage collateral and securitized mortgage borrowings, the underlying Alt‑A residential and commercial loans and mortgage‑backed securities market have experienced significant declines in market activity, along with a lack of orderly transactions. The Company’s methodology to estimate fair value of these assets and liabilities include the use of internal pricing techniques such as the net present value of future expected cash flows (with observable market participant assumptions, where available) discounted at a rate of return based on the Company’s estimates of market participant requirements. The significant assumptions utilized in these internal pricing techniques, which are based on the characteristics of the underlying collateral, include estimated credit losses, estimated prepayment speeds and appropriate discount rates.

Refer to Recurring Fair Value Measurements below for a description of the valuation methods used to determine the fair value of investment securities available‑for‑sale, securitized mortgage collateral and borrowings, derivative assets and liabilities, long‑term debt, mortgage servicing rights, loans held‑for‑sale, and call and put options.

The carrying amount of cash and cash equivalents and restricted cash approximates fair value.

Finance receivables carrying amounts approximate fair value due to the short-term nature of the assets and do not present unanticipated interest rate or credit concerns.

Warehouse borrowings carrying amounts approximates fair value due to the short‑term nature of the liabilities and do not present unanticipated interest rate or credit concerns.

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

FASB ASC 820‑10‑35 specifies a hierarchy of valuation techniques based on whether the inputs to those techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs create the following fair value hierarchy:

•	Level 1—Quoted prices (unadjusted) in active markets for identical instruments or liabilities that an entity has the ability to assess at measurement date.
•

Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; inputs other than quoted prices that are observable for an asset or liability, including interest rates and yield curves observable at commonly quoted intervals, prepayment speeds, loss severities, credit risks and default rates; and market‑corroborated inputs.

•	Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when estimating fair value.

As a result of the lack of observable market data resulting from inactive markets, the Company has classified its investment securities available‑for‑sale, mortgage servicing rights, call and put options, securitized mortgage collateral and borrowings, derivative assets and liabilities (trust and IRLCs), and long‑term debt as Level 3 fair value measurements. Level 3 assets and liabilities measured at fair value on a recurring basis were approximately 92% and 99% and 94% and 99%, respectively, of total assets and total liabilities measured at estimated fair value at December 31, 2016 and 2015.

Recurring Fair Value Measurements

The Company assesses its financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by ASC Topic 810. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the beginning of the reporting period. There were no material transfers between Level 1 and Level 2 classified instruments during the year ended December 31, 2016.

The following tables present the Company’s assets and liabilities that are measured at estimated fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option at December 31, 2016 and 2015, based on the fair value hierarchy:

	Recurring Fair Value Measurements
	December 31, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investment securities available-for-sale	$—	$—	$—	$—	$—	$26
Mortgage loans held-for-sale	—	388,422	—	—	310,191	—
Derivative assets, lending, net (1)	—	—	11,169	—	—	9,184
Mortgage servicing rights	—	—	131,537	—	—	36,425
Securitized mortgage collateral	—	—	4,021,891	—	—	4,574,919
Total assets at fair value	$—	$388,422	$4,164,597	$—	$310,191	$4,620,554
Liabilities
Securitized mortgage borrowings	$—	$—	$4,017,603	$—	$—	$4,578,657
Derivative liabilities, securitized trusts (2)	—	—	—	—	—	1,669
Long-term debt	—	—	47,207	—	—	31,898
Contingent consideration	—	—	31,072	—	—	48,079
Derivative liabilities, lending, net (3)	—	336	—	—	315	—
Total liabilities at fair value	$—	$336	$4,095,882	$—	$315	$4,660,303

(1)

At December 31, 2016, derivative assets, lending, net included $11.2 million in IRLCs and is included in other assets in the accompanying consolidated balance sheets. At December 31, 2015, derivative assets, lending, net included $9.2 million in IRLCs and is included in other assets in the accompanying consolidated balance sheets.

(2)	At December 31, 2016 and 2015, derivative liabilities, securitized trusts, are included within trust liabilities in the accompanying consolidated balance sheets.
(3)	At December 31, 2016 and 2015, derivative liabilities, lending, net are included in other liabilities in the accompanying consolidated balance sheets.

The following tables present reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2016,  2015 and 2014:

	Level 3 Recurring Fair Value Measurements
	For the Year Ended December 31, 2016
				Derivative
	Investment			liabilities,		Interest
	securities	Securitized	Securitized	net,	Mortgage	rate lock	Long-
	available-	mortgage	mortgage	securitized	servicing	commitments,	term	Contingent
	for-sale	collateral	borrowings	trusts	rights	net	debt	consideration
Fair value, December 31, 2015	$26	$4,574,919	$(4,578,657)	$(1,669)	$36,425	$9,184	$(31,898)	$(48,079)
Total gains (losses) included in earnings:
Interest income (1)	2	57,176	—	—	—	—	—	—
Interest expense (1)	—	—	(182,903)	—	—	—	(873)	—
Change in fair value	19	49,347	(43,503)	(233)	(24,388)	1,985	(14,436)	(37,142)
Total gains (losses) included in earnings	21	106,523	(226,406)	(233)	(24,388)	1,985	(15,309)	(37,142)
Transfers in and/or out of Level 3	—	—	—	—	—	—	—	—
Purchases, issuances and settlements:
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	128,273	—	—	—
Settlements	(47)	(659,551)	787,460	1,902	(8,773)	—	—	54,149
Fair value, December 31, 2016	$—	$4,021,891	$(4,017,603)	$—	$131,537	$11,169	$(47,207)	$(31,072)
Unrealized gains (losses) still held (2)	$—	$(905,322)	$3,064,481	$—	$131,537	$11,169	$23,556	$(31,072)

(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. Net interest income, including cash received and paid, was $9.9 million for the year ended December 31, 2016. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations is primarily from contractual interest on the securitized mortgage collateral and borrowings.

(2)	Represents the amount of unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held and reflected in the fair values at December 31, 2016.

	Level 3 Recurring Fair Value Measurements
	For the Year Ended December 31, 2015
				Derivative
	Investment			liabilities,		Interest
	securities	Securitized	Securitized	net,	Mortgage	rate lock	Long-
	available-	mortgage	mortgage	securitized	servicing	commitments,	term	Contingent
	for-sale	collateral	borrowings	trusts	rights	net	debt	consideration	Warrant
Fair value, December 31, 2014	$92	$5,249,639	$(5,245,860)	$(5,447)	$24,418	$2,884	$(22,122)	$—	$84
Total gains (losses) included in earnings:
Interest income (1)	10	64,256	—	—	—	—	—	—	—
Interest expense (1)	—	—	(211,272)	—	—	—	(1,115)	—	—
Change in fair value	15	(49,052)	50,481	(487)	(10,939)	6,300	(8,661)	37,778	(84)
Total gains (losses) included in earnings	25	15,204	(160,791)	(487)	(10,939)	6,300	(9,776)	37,778	(84)
Transfers in and/or out of Level 3	—	—	—	—	—	—	—	—	—
Purchases, issuances and settlements:
Purchases	—	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	98,103	—	—	(124,592)	—
Settlements	(91)	(689,924)	827,994	4,265	(75,157)	—	—	38,735	—
Fair value, December 31, 2015	$26	$4,574,919	$(4,578,657)	$(1,669)	$36,425	$9,184	$(31,898)	$(48,079)	$—
Unrealized gains (losses) still held (2)	$26	$(1,147,971)	$3,291,072	$(1,485)	$36,425	$9,184	$38,865	$(48,079)	$—

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

(2)	Represents the amount of unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held and reflected in the fair values at December 31, 2015.

	Level 3 Recurring Fair Value Measurements
	For the Year Ended December 31, 2014
				Derivative
	Investment			liabilities,		Interest
	securities	Securitized	Securitized	net,	Mortgage	rate lock	Long-
	available-	mortgage	mortgage	securitized	servicing	commitments,	term
	for-sale	collateral	borrowings	trusts	rights	net	debt	Warrant
Fair value, December 31, 2013	$108	$5,494,152	$(5,492,371)	$(10,214)	$35,981	$913	$(15,871)	$—
Total gains (losses) included in earnings:
Interest income (1)	26	59,526	—	—	—	—	—	—
Interest expense (1)	—	—	(237,793)	—	—	—	(2,237)	—
Change in fair value	34	364,052	(360,005)	(599)	(6,229)	1,982	(4,014)	(80)
Total gains (losses) included in earnings	60	423,578	(597,798)	(599)	(6,229)	1,982	(6,251)	(80)
Transfers in and/or out of Level 3	—	—	—	—	—	—	—	—
Purchases, issuances and settlements:
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	29,388	—	—	164
Settlements	(76)	(668,091)	844,309	5,366	(34,722)	(11)	—	—
Fair value, December 31, 2014	$92	$5,249,639	$(5,245,860)	$(5,447)	$24,418	$2,884	$(22,122)	$84
Unrealized gains (losses) still held (2)	$91	$(1,317,650)	$3,452,064	$5,063	$24,418	$2,884	$48,641	$84

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

The following table presents quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring and non‑recurring basis at December 31, 2016.

	Estimated	Valuation	Unobservable	Range of	Weighted
Financial Instrument	Fair Value	Technique	Input	Inputs	Average
Assets and liabilities backed by real estate
Securitized mortgage collateral, and	$4,021,891		Prepayment rates	2.5 - 30.5%	6.9%
Securitized mortgage borrowings	(4,017,603)		Default rates	0.1 - 10.2%	1.7%
			Loss severities	9.6 - 98.3%	42.4%
			Discount rates	4.3 - 25.0%	5.5%
Other assets and liabilities
Mortgage servicing rights	$131,537	DCF	Discount rate	9.0 - 14.0%	9.5%
			Prepayment rates	8.0 - 86.6%	9.3%
Derivative liabilities, net, securitized trusts	—	DCF	1M forward LIBOR	0.8 - 2.8%	N/A
Derivative assets - IRLCs, net	11,169	Market pricing	Pull-through rate	25 - 99.9%	86.2%
Long-term debt	(47,207)	DCF	Discount rate	10.3%	10.3%
Contingent consideration	(31,072)	DCF	Discount rate	13.4%	13.4%
			Margins	1.5 - 2.6%	2.3%
			Probability of outcomes (1)	25.0 - 50.0%	33.3%

DCF = Discounted Cash Flow

1M = 1 Month

(1)

Probability of outcomes is the probability of projected CCM earnings over the earn-out period based upon three scenarios (base, low and high). The estimated aggregate undiscounted earn out payments to the seller over the remaining earn out period of one year as of December 31, 2016 was $33.3 million, and the estimated range of undiscounted earn out payments as of December 31, 2016 was $31.6 million to $34.9 million.

For assets and liabilities backed by real estate, a significant increase in discount rates, default rates or loss severities would result in a significantly lower estimated fair value. The effect of changes in prepayment speeds would have differing effects depending on the seniority or other characteristics of the instrument. For other assets and liabilities, a significant increase in discount rates would result in a significantly lower estimated fair value. A significant increase in one-month LIBOR would result in a significantly higher estimated fair value for derivative liabilities, net, securitized trusts. A significant increase or decrease in pull‑through rate assumptions would result in a significant increase or decrease in the fair value of IRLCs. The Company believes that the imprecision of an estimate could be significant.

The following tables present the changes in recurring fair value measurements included in net earnings for the years ended December 31, 2016,  2015 and 2014:

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Earnings
	For the Year Ended December 31, 2016
			Change in Fair Value of
	Interest	Interest	Net Trust		Long-term	Other Revenue	Gain on sale
	Income (1)	Expense (1)	Assets		Debt	and Expense	of loans, net	Total
Investment securities available-for-sale	$2	$—	$19		$—	$—	$—	$21
Securitized mortgage collateral	57,176	—	49,347		—	—	—	106,523
Securitized mortgage borrowings	—	(182,903)	(43,503)		—	—	—	(226,406)
Derivative liabilities, net, securitized trusts	—	—	(233)	(2)	—	—	—	(233)
Long-term debt	—	(873)	—		(14,436)	—	—	(15,309)
Mortgage servicing rights (3)	—	—	—		—	(24,388)	—	(24,388)
Warrant	—	—	—		—	—	—	—
Contingent consideration	—	—	—		—	(37,142)	—	(37,142)
Mortgage loans held-for-sale	—	—	—		—	—	(22)	(22)
Derivative assets — IRLCs	—	—	—		—	—	1,985	1,985
Derivative liabilities — Hedging Instruments	—	—	—		—	(362)	341	(21)
Total	$57,178	$(183,776)	$5,630	(4)	$(14,436)	$(61,892)	$2,304	$(194,992)

(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
(2)

Included in this amount is $1.5 million in changes in the fair value of derivative instruments, offset by $1.7 million in cash payments from the securitization trusts for the year ended December 31, 2016.

(3)	Included in (loss) gain on mortgage servicing rights in the consolidated statements of operations.
(4)

For the year ended December 31, 2016, change in the fair value of trust assets, excluding REO was $5.6 million. Excluded from the $7.3 million change in fair value of net trust assets, excluding REO, in the accompanying consolidated statement of cash flows is $1.7 million in cash payments from the securitization trusts related to the Company’s net derivative liabilities.

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Earnings
	For the Year Ended December 31, 2015
			Change in Fair Value of
	Interest	Interest	Net Trust		long-term	Other	Gain on sale
	Income (1)	Expense (1)	Assets		Debt	Revenue	of loans, net	Total
Investment securities available-for-sale	$10	$—	$15		$—	$—	$—	$25
Securitized mortgage collateral	64,256	—	(49,052)		—	—	—	15,204
Securitized mortgage borrowings	—	(211,272)	50,481		—	—	—	(160,791)
Derivative liabilities, net, securitized trusts	—	—	(487)	(2)	—	—	—	(487)
Long-term debt	—	(1,115)	—		(8,661)	—	—	(9,776)
Mortgage servicing rights (3)	—	—	—		—	(10,939)	—	(10,939)
Warrant	—	—	—		—	(84)	—	(84)
Contingent consideration	—	—	—		—	37,778	—	37,778
Mortgage loans held-for-sale	—	—	—		—	—	404	404
Derivative assets — IRLCs	—	—	—		—	—	6,300	6,300
Derivative liabilities — Hedging Instruments	—	—	—		—	89	527	616
Total	$64,266	$(212,387)	$957	(4)	$(8,661)	$26,844	$7,231	$(121,750)

(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
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
(4)	For the year ended December 31, 2015, change in the fair value of trust assets, excluding REO was

$1.0 million. Excluded from the $5.0 million change in fair value of net trust assets, excluding REO, in the accompanying consolidated statement of cash flows is $4.1 million in cash payments from the securitization trusts related to the Company’s net derivative liabilities.

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Earnings
	For the Year Ended December 31, 2014
			Change in Fair Value of
	Interest	Interest	Net Trust		long-term	Other	Gain on sale
	Income (1)	Expense (1)	Assets		Debt	Revenue	of loans, net	Total
Investment securities available-for-sale	$26	$—	$34		$—	$—	$—	$60
Securitized mortgage collateral	59,526	—	364,052		—	—	—	423,578
Securitized mortgage borrowings	—	(237,793)	(360,005)		—	—	—	(597,798)
Derivative liabilities, net, securitized trusts	—	—	(599)	(2)	—	—	—	(599)
Long-term debt	—	(2,237)	—		(4,014)	—	—	(6,251)
Mortgage servicing rights (3)	—	—	—		—	(6,229)	—	(6,229)
Warrant	—	—	—		—	(80)	—	(80)
Mortgage loans held-for-sale	—	—	—		—	—	6,857	6,857
Derivative assets — IRLCs	—	—	—		—	—	1,982	1,982
Derivative liabilities — Hedging Instruments	—	—	—		—	—	(2,009)	(2,009)
Total	$59,552	$(240,030)	$3,482	(4)	$(4,014)	$(6,309)	$6,830	$(180,489)

(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
(2)

Included in this amount is $4.6 million in changes in the fair value of derivative instruments, offset by $5.2 million in cash payments from the securitization trusts for the year ended December 31, 2014.

(3)	Included in (loss) gain on mortgage servicing rights in the consolidated statements of operations.
(4)

For the year ended December 31, 2014, change in the fair value of trust assets, excluding REO was $3.5 million. Excluded from the $(8.7) million change in fair value of net trust assets, excluding REO, in the accompanying consolidated statement of cash flows is $5.2 million in cash payments from the securitization trusts related to the Company’s net derivative liabilities.

The following is a description of the measurement techniques for items recorded at estimated fair value on a recurring basis.

Investment securities available‑for‑sale—Investment securities available‑for‑sale are carried at fair value. The investment securities consist primarily of non‑investment grade mortgage‑backed securities. The fair value of the investment securities is measured based upon the Company’s expectation of inputs that other market participants would use. Such assumptions include judgments about the underlying collateral, prepayment speeds, future credit losses, forward interest rates and certain other factors. Given the lack of observable market data as of December 31, 2016 and 2015 relating to these securities, the estimated fair value of the investment securities available‑for‑sale was measured using significant internal expectations of market participants’ assumptions. Investment securities available‑for‑sale are classified as a Level 3 measurement at December 31, 2015.

Mortgage servicing rights—The Company elected to carry its mortgage servicing rights arising from its mortgage loan origination operation at fair value. The fair value of mortgage servicing rights is based upon a discounted cash flow model. The valuation model incorporates assumptions that market participants would use in estimating the fair value of servicing. These assumptions include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, prepayment and late fees, among other considerations. Mortgage servicing rights are considered a Level 3 measurement at December 31, 2016.

Mortgage loans held‑for‑sale—The Company elected to carry its mortgage loans held‑for‑sale originated or acquired from its mortgage lending operation at fair value. Fair value is based on quoted market prices, where available, prices for other traded mortgage loans with similar characteristics, and purchase commitments and bid information received from market participants. Given the meaningful level of secondary market activity for mortgage loans, active pricing is available for similar assets and accordingly, the Company classifies its mortgage loans held‑for‑sale as a Level 2 measurement at December 31, 2016.

Securitized mortgage collateral—The Company elected to carry its securitized mortgage collateral at fair value. These assets consist primarily of non‑conforming mortgage loans securitized between 2002 and 2007. Fair value measurements are based on the Company’s internal models used to compute the net present value of future expected cash flows, with observable market participant assumptions, where available. The Company’s assumptions include its expectations of inputs that other market participants would use in pricing these assets. These assumptions include judgments about the underlying collateral, prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of December 31, 2016, securitized mortgage collateral had an unpaid principal balance of $4.9 billion, compared to an estimated fair value on the Company’s balance sheet of $4.0 billion. The aggregate unpaid principal balance exceeds the fair value by $0.9 billion at December 31, 2016. As of December 31, 2016, the unpaid principal balance of loans 90 days or more past due was $0.7 billion compared to an estimated fair value of $0.3 billion. The aggregate unpaid principal balances of loans 90 days or more past due exceed the fair value by $0.4 billion at December 31, 2016. Securitized mortgage collateral is considered a Level 3 measurement at December 31, 2016.

Securitized mortgage borrowings—The Company elected to carry all of its securitized mortgage borrowings at fair value. These borrowings consist of individual tranches of bonds issued by securitization trusts and are primarily backed by non‑conforming mortgage loans. Fair value measurements include the Company’s judgments about the underlying collateral and assumptions such as prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of December 31, 2016, securitized mortgage borrowings had an outstanding principal balance of $4.9 billion, net of $2.2 billion in bond losses, compared to an estimated fair value of $4.0 billion. The aggregate outstanding principal balance exceeds the fair value by $0.9 billion at December 31, 2016. Securitized mortgage borrowings are considered a Level 3 measurement at December 31, 2016.

Contingent consideration—Contingent consideration is applicable to the acquisition of CCM and is estimated and recorded at fair value at the acquisition date as part of purchase price consideration. Additionally, each reporting period, the Company estimates the change in fair value of the contingent consideration and any change in fair value is recognized in the Company's consolidated statements of operations if it is determined to not be a measurement period adjustment. The estimate of the fair value of contingent consideration requires significant judgment and assumptions to be made about future operating results, discount rates and probabilities of various projected operating result scenarios. During the year ended December 31, 2016, the change in fair value of contingent consideration was related to the estimated reduction in future pre-tax earnings of CCM over the expected earn-out period, primarily due to margin compression. Future revisions to these assumptions could materially change the estimated fair value of contingent consideration and materially affect the Company's financial results. Contingent consideration is considered a Level 3 measurement at December 31, 2016.

Long‑term debt—The Company elected to carry all of its long‑term debt (consisting of trust preferred securities and junior subordinated notes) at fair value. These securities are measured based upon an analysis prepared by management, which considered the Company’s own credit risk, including settlements with trust preferred debt holders and discounted cash flow analysis. As of December 31, 2016, long‑term debt had an unpaid principal balance of $70.5 million compared to an estimated fair value of $47.2 million. The aggregate unpaid principal balance exceeds the fair value by $23.3 million at December 31, 2016. The long‑term debt is considered a Level 3 measurement at December 31, 2016.

Derivative assets and liabilities, Securitized trusts—For non‑ exchange traded contracts, fair value is based on the amounts that would be required to settle the positions with the related counterparties as of the valuation date. Valuations of derivative assets and liabilities are based on observable market inputs, if available. To the extent observable market inputs are not available, fair values measurements include the Company’s judgments about future cash flows, forward interest rates and certain other factors, including counterparty risk. Additionally, these values also take into account the Company’s own credit standing, to the extent applicable;

thus, the valuation of the derivative instrument includes the estimated value of the net credit differential between the counterparties to the derivative contract. As of December 31, 2016, there were no derivative assets or liabilities in the securitized trusts. As of December 31, 2015, the notional balance of derivative assets and liabilities, securitized trusts was $67.7 million. These derivatives were included in the consolidated securitization trusts, which are nonrecourse to the Company, thus the economic risk from these derivatives is limited to the Company’s residual interests in the securitization trusts. Derivative assets and liabilities, securitized trusts were considered a Level 3 measurement at December 31, 2015.

Derivative assets and liabilities, Lending—The Company’s derivative assets and liabilities are carried at fair value as required by GAAP and are accounted for as free standing derivatives. The derivatives include IRLCs with prospective residential mortgage borrowers whereby the interest rate on the loan is determined prior to funding and the borrowers have locked in that interest rate. These commitments are determined to be derivative instruments in accordance with GAAP. The derivatives also include hedging instruments (typically TBA MBS) used to hedge the fair value changes associated with changes in interest rates relating to its mortgage lending originations as well as mortgage servicing rights. The Company hedges the period from the interest rate lock (assuming a fall‑out factor) to the date of the loan sale. The estimated fair value of IRLCs are based on underlying loan types with similar characteristics using the TBA MBS market, which is actively quoted and easily validated through external sources. The data inputs used in this valuation include, but are not limited to, loan type, underlying loan amount, note rate, loan program, and expected sale date of the loan, adjusted for current market conditions. These valuations are adjusted at the loan level to consider the servicing release premium and loan pricing adjustments specific to each loan. For all IRLCs, the base value is then adjusted for the anticipated Pull‑through Rate. The anticipated Pull‑through Rate is an unobservable input based on historical experience, which results in classification of IRLCs as a Level 3 measurement at December 31, 2016.

The fair value of the Hedging Instruments is based on the actively quoted TBA MBS market using observable inputs related to characteristics of the underlying MBS stratified by product, coupon and settlement date. Therefore, the Hedging Instruments are classified as a Level 2 measurement at December 31, 2016.

Warrant—Upon entering an arrangement to facilitate the Company’s ability to offer Non-QM mortgage products, a warrant to purchase up to 9.9% of Impac Mortgage Corp. was issued.  The warrant expired in August 2015 and was not exercised. The estimated fair value of the warrant was based on a model incorporating various assumptions including expected future book value of Impac Mortgage Corp., the probability of the warrant being exercised, volatility, expected term and certain other factors. The warrant was considered a Level 3 measurement at December 31, 2014.

Nonrecurring Fair Value Measurements

The Company is required to measure certain assets and liabilities at estimated fair value from time to time. These fair value measurements typically result from the application of specific accounting pronouncements under GAAP. The fair value measurements are considered nonrecurring fair value measurements under FASB ASC 820‑10.

The following table presents financial and non‑financial assets and liabilities measured using nonrecurring fair value measurements at December 31, 2016 and 2015, respectively:

	Nonrecurring Fair Value Measurements
	December 31, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
REO (1)	$—	$212	$—	$—	$1,555	$—
Deferred charge	—	—	8,685	—	—	9,963

(1)	Balance represents REO at December 31, 2016 and December 31, 2015 which has been impaired subsequent to foreclosure.

The following table presents total gains and (losses) on financial and non‑financial assets and liabilities measured using nonrecurring fair value measurements for the years ended December 31, 2016,  2015 and 2014, respectively:

	Total Gains (Losses) (1)
	For the Year Ended December 31,
	2016	2015	2014
REO (2)	$(5,934)	$(6,595)	$7,581
Lease liability (3)	—	(53)	(681)
Deferred charge (4)	(1,278)	(1,558)	(453)

(1)	Total losses reflect losses from all nonrecurring measurements during the period.
(2)

For the years ended December 31, 2016,  2015 and 2014, the Company recorded $5.9 million, $6.6 million and $7.6 million, respectively, in gains (losses) related to changes in the net realizable value (NRV) of properties.  Gains represent recovery of the NRV attributable to an improvement in state specific loss severities on properties held during the period which resulted in an increase to NRV. Losses represent impairment of the NRV attributable to an increase in state specific loss severities on properties held during the period which resulted in a decrease to NRV.

(3)

In January 2016, an amendment to the Company’s lease became effective and eliminated the shortfall the Company had been recording as lease impairment. For the years ended December 31, 2015 and 2014, the Company recorded $53 thousand and $681 thousand, respectively, in losses resulting from changes in lease liabilities as a result of changes in the Company’s expected minimum future lease payments, net.

(4)

For the years ended December 31, 2016,  2015 and 2014, the Company recorded $1.3 million, $1.6 million and $453 thousand, respectively, in income tax expense resulting from impairment write-downs based on changes in estimated cash flows and lives of the related mortgages retained in the securitized mortgage collateral.

Real estate owned—REO consists of residential real estate acquired in satisfaction of loans. Upon foreclosure, REO is adjusted to the estimated fair value of the residential real estate less estimated selling and holding costs, offset by expected contractual mortgage insurance proceeds to be received, if any. Subsequently, REO is recorded at the lower of carrying value or estimated fair value less costs to sell. REO balance representing REOs which have been impaired subsequent to foreclosure are subject to nonrecurring fair value measurement and included in the nonrecurring fair value measurements tables. Fair values of REO are generally based on observable market inputs, and considered Level 2 measurements at December 31, 2016.

Lease liability—In connection with the discontinuation of our non‑conforming mortgage, retail mortgage, warehouse lending and commercial operations, a significant amount of office space that was previously occupied was no longer being used by the Company. The Company subleased a significant amount of this office space. The Company had recorded a liability representing the present value of the minimum lease payments over the remaining life of the lease, offset by the expected proceeds from sublet revenue related to this office space. The liability was based on present value techniques that incorporate the Company’s judgments about estimated sublet revenue and discount rates. In January 2016, an amendment to the Company’s lease became effective modifying certain terms as well as extending the lease to 2024. The modification of the lease effectively eliminated the shortfall the Company had been recording as lease impairment attributable to the office space the Company was subletting associated with the previously discontinued operations. This liability was considered a Level 3 measurement at December 31, 2015.

Deferred charge—Deferred charge represents the deferral of income tax expense on inter‑company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH in prior years. The Company evaluates the deferred charge for impairment quarterly using internal estimates of estimated cash flows and lives of the related mortgages retained in the securitized mortgage collateral. If the deferred charge is determined to be impaired, it is recognized as a component of income tax expense. For the year ended December 31, 2016, the Company recorded $1.3 million in income tax expense resulting from deferred charge impairment write-downs based on changes in estimated fair value of securitized mortgage collateral. Deferred charge is considered a Level 3 measurement at December 31, 2016.

Note 13.—Reconciliation of Earnings Per Share

The following table presents the computation of basic and diluted earnings per common share, including the dilutive effect of stock options and cumulative redeemable preferred stock outstanding for the periods indicated:

	For the Year Ended
	December 31,
	2016	2015	2014
Numerator for basic earnings (loss) per share:
Net earnings (loss)	$46,670	$80,799	$(6,322)

Numerator for diluted earnings (loss) per share:
Net earnings (loss)	$46,670	$80,799	$(6,322)
Interest expense attributable to convertible notes	2,463	2,719	—
Net earnings (loss) plus interest expense attributable to convertible notes	$49,133	$83,518	$(6,322)

Denominator for basic earnings (loss) per share (1):
Basic weighted average common shares outstanding during the period	13,193	10,094	9,344

Denominator for diluted earnings (loss) per share (1):
Basic weighted average common shares outstanding during the period	13,193	10,094	9,344
Net effect of dilutive convertible notes	1,359	2,597	—
Net effect of dilutive stock options and DSU’s	304	354	—
Diluted weighted average common shares	14,856	13,045	9,344
Net earnings (loss) per common share:
Basic	$3.54	$8.00	$(0.68)
Diluted	$3.31	$6.40	$(0.68)

(1)	Share amounts presented in thousands.

The anti‑dilutive stock options outstanding for the years ending December 31, 2016, 2015 and 2014 were 685 thousand, 357 thousand and 2.9 million shares, respectively. Included in the anti-dilutive shares for 2014 were 1.8 million shares attributable to the Convertible Notes.

Note 14.—Income Taxes

The Company is subject to federal income taxes as a regular (Subchapter C) corporation and files a consolidated U.S. federal income tax return.

Income taxes for the years ended December 31, 2016, 2015 and 2014 were as follows:

	For the year ended December 31,
	2016	2015	2014
Current income taxes:
Federal	$907	$2,149	$940
State	186	395	365
Total current income tax expense	1,093	2,544	1,305
Deferred income taxes:
Federal	—	(21,367)	—
State	—	(3,053)	—
Total deferred income tax benefit	—	(24,420)	—
Total income tax expense (benefit)	$1,093	$(21,876)	$1,305

The Company recorded income tax expense (benefit) of $1.1 million, $(21.9) million and $1.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. The income tax expense of $1.1 million for the year ended December 31, 2016 is primarily the result of the amortization of the deferred charge, federal AMT and state income taxes from states where the Company does not have net operating loss carryforwards or state minimum taxes, including AMT. For the year ended December 31, 2015, the Company recorded a deferred income tax benefit of $24.4 million primarily the result of a reversal of valuation allowance partially offset by federal alternative minimum tax (AMT), amortization of the deferred charge and state income taxes from states where the Company does not have net operating loss carryforwards or state minimum taxes, including AMT. The income tax expense of $1.3 million for 2014 is primarily related to alternative minimum taxes associated with taxable income generated from the sale of AmeriHome and mortgage servicing rights.. The deferred charge represents the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH prior to 2008. The deferred charge is amortized and/or impaired, which does not result in any tax liability to be paid. The deferred charge is included in other assets in the accompanying consolidated balance sheets and is amortized as a component of income tax expense in the accompanying consolidated statement of operations. Deferred tax assets are recognized subject to management's judgment that realization is "more likely than not". A valuation allowance is recognized for a deferred tax asset if, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. In making such judgments, significant weight is given to evidence that can be objectively verified. As of each reporting date, the Company considers new evidence, both positive and negative, that could impact management's view with regard to future realization of deferred tax assets. Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences. The Company's evaluation is based on current tax laws as well as management's expectation of future performance.

The Company's deferred tax assets are primarily the result of net operating losses and other fair value write downs of financial assets and liabilities. As of December 31, 2014, the Company had net deferred tax assets of approximately $295.2 million which the Company recorded a full valuation allowance against. During the first quarter of 2015, with the aforementioned acquisition of CCM, the Company significantly expanded its mortgage lending operations and profitability. In March 2015, in part because of the earnings of CCM during the first quarter of 2015, current year projected earnings, future projected earnings as well as the historical earnings of CCM, management determined that sufficient positive evidence existed to conclude that it was more likely than not that deferred taxes of $24.4 million were realizable in future years, and therefore, reduced the valuation allowance accordingly.

The Company has recorded a valuation allowance against its remaining net deferred tax assets at December 31, 2016 as it is more likely than not that not all of the deferred tax assets will be realized. The valuation allowance is based on the management's assessment that it is more likely than not that certain deferred tax assets, primarily net operating loss carryforwards, may not be realized in the foreseeable future due to objective negative evidence that the Company would not generate sufficient taxable income to realize the deferred tax assets.

Deferred tax assets are comprised of the following temporary differences between the financial statement carrying value and the tax basis of assets:

	For the year ended December 31,
	2016	2015
Deferred tax assets:
Federal and state net operating losses	$226,001	$194,562
Mortgage securities	112,302	139,284
Depreciation and amortization	337	521
Compensation and other accruals	7,922	5,813
Repurchase reserve	2,430	2,346
Total gross deferred tax assets	348,992	342,526
Deferred tax liabilities:
Fair value (1)	(10,869)	(35,075)
Mortgage servicing rights	(59,096)	(16,324)
Derivatives	—	(424)
Total gross deferred tax liabilities	(69,965)	(51,823)
Valuation allowance	(254,607)	(266,283)
Total net deferred tax assets	$24,420	$24,420

(1)Includes fair value adjustments to long-term debt, LHFS and fair value and accretion adjustments for the contingent consideration.

The following is a reconciliation of income taxes to the expected statutory federal corporate income tax rates for the years ended December 31, 2016, 2015 and 2014:

	For the year ended December 31,
	2016	2015	2014
Expected income tax expense (benefit)	$16,717	$20,623	$(1,756)
State tax (benefit), net of federal benefit	185	256	(248)
State rate change	(153)	—	—
Change in valuation allowance	(17,002)	(44,163)	2,735
Deferred charge	1,278	1,558	453
Other	68	(150)	121
Total income tax expense (benefit)	$1,093	$(21,876)	$1,305

As of December 31, 2016, the Company had estimated federal and state net operating loss (NOL) carryforwards of approximately $511.0 million and $491.7 million, respectively. Federal and state net operating loss carryforwards begin to expire in 2027 and 2016, respectively.

By utilizing a portion of the Company’s net operating loss carryforward, the Company was able to reverse $17.0 million of the valuation allowance reducing the income tax expense to $1.1 million for the year ended December 31, 2016. Moreover, management has also determined that sufficient evidence existed at December 31, 2016 to conclude that deferred taxes of $24.4 million were realizable in future years.

The Company files numerous tax returns in various jurisdictions. While the Company is subject to examination by various taxing authorities, the Company believes there are no unresolved issues or claims likely to be material to its financial position. The Company classifies interest and penalties on taxes as provision for income taxes. As of December 31, 2016 and 2015, the Company has no material uncertain tax positions.  The Company has federal and state AMT credits in the amount of $789 thousand and $200 thousand, respectively, as of December 31, 2016.

The Company recognizes tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. A windfall tax benefit occurs when the actual tax benefit realized upon an employee’s disposition of a share‑based award exceeds the deferred tax asset, if any, associated with the award. At December 31, 2016 and 2015, deferred tax assets do not include $5.1 million and $4.9 million respectively of excess tax benefits from stock‑based compensation.

Note 15.—Segment Reporting

The Company has three primary reporting segments which include mortgage lending, real estate services and long‑term mortgage portfolio. Unallocated corporate and other administrative costs, including the costs associated with being a public company, are presented in Corporate and other.

The following table presents selected balance sheet data by reporting segment as of the dates indicated:

Balance Sheet Items as of	Mortgage	Real Estate	Long-term	Corporate
December 31, 2016:	Lending	Services	Portfolio	and other	Consolidated
Cash and cash equivalents	$14,026	$166	$—	$25,904	$40,096
Restricted cash	5,971	—	—	—	5,971
Mortgage loans held-for-sale	388,422	—	—	—	388,422
Finance receivables	62,937	—	—	—	62,937
Mortgage servicing rights	131,537	—	—	—	131,537
Trust assets	—	—	4,033,290	—	4,033,290
Goodwill	104,587	351	—	—	104,938
Other assets (1)	55,444	4,934	8,983	27,182	96,543
Total assets	762,924	5,451	4,042,273	53,086	4,863,734
Total liabilities	551,110	7,741	4,065,221	8,622	4,632,694

Balance Sheet Items as of	Mortgage	Real Estate	Long-term	Corporate
December 31, 2015:	Lending	Services	Portfolio	and other	Consolidated
Cash and cash equivalents	$32,023	$—	$—	$386	$32,409
Restricted cash	3,474	—	—	—	3,474
Mortgage loans held-for-sale	310,191	—	—	—	310,191
Finance receivables	36,368	—	—	—	36,368
Mortgage servicing rights	36,425	—	—	—	36,425
Trust assets	—	—	4,594,534	—	4,594,534
Goodwill	104,587	351	—	—	104,938
Other assets (1)	50,580	3,582	10,167	28,184	92,513
Total assets	573,648	3,933	4,604,701	28,570	5,210,852
Total liabilities	427,703	3,845	4,612,634	52,180	5,096,362

(1)	All segment asset balances exclude intercompany balances.

The following table presents selected statement of operations information by reporting segment for the years ended December 31, 2016, 2015 and 2014:

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
Year Ended December 31, 2016:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$311,017	$—	$—	$—	$311,017
Real estate services fees, net	—	8,395	—	—	8,395
Servicing income, net	13,734	—	—	—	13,734
Loss on mortgage servicing rights	(36,441)	—	—	—	(36,441)
Other revenue	79	—	242	730	1,051
Accretion of contingent consideration	(6,997)	—	—	—	(6,997)
Change in fair value of contingent consideration	(30,145)	—	—	—	(30,145)
Change in fair value of long-term debt	—	—	(14,436)	—	(14,436)
Other (expense) income	(182,649)	(6,536)	5,021	(14,251)	(198,415)
Net earnings (loss) before income taxes	$68,598	$1,859	$(9,173)	$(13,521)	47,763
Income tax expense					1,093
Net earnings					$46,670

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
Year Ended December 31, 2015:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$169,206	$—	$—	$—	$169,206
Real estate services fees, net	—	9,850	—	—	9,850
Servicing income, net	6,102	—	—	—	6,102
Loss on mortgage servicing rights	(18,598)	—	—	—	(18,598)
Other revenue	25	—	263	109	397
Accretion of contingent consideration	(8,142)	—	—	—	(8,142)
Change in fair value of contingent consideration	45,920	—	—	—	45,920
Change in fair value of long-term debt	—	—	(8,661)	—	(8,661)
Other expense	(117,224)	(5,951)	(1,802)	(12,174)	(137,151)
Net earnings (loss) before income taxes	$77,289	$3,899	$(10,200)	$(12,065)	$58,923
Income tax benefit					(21,876)
Net earnings					$80,799

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
Year Ended December 31, 2014:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$28,217	$—	$—	$—	$28,217
Real estate services fees, net	—	14,729	—	—	14,729
Servicing income, net	4,586	—	—	—	4,586
Loss on mortgage servicing rights	(5,116)	—	—	—	(5,116)
Other revenue	1,310	—	371	42	1,723
Accretion of contingent consideration	—	—	—	—	—
Change in fair value of contingent consideration	—	—	—	—	—
Change in fair value of long-term debt	—	—	(4,014)	—	(4,014)
Other (expense) income	(33,957)	(6,057)	11,546	(16,674)	(45,142)
Net (loss) earnings before income taxes	$(4,960)	$8,672	$7,903	$(16,632)	$(5,017)
Income tax expense					1,305
Net loss					$(6,322)

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

Based on the Company’s current understanding of pending legal actions and proceedings, management does not believe that judgments or settlements arising from pending or threatened legal matters, individually or in the aggregate, will have a material adverse effect on the consolidated financial position, operating results or cash flows of the Company. However, in light of the inherent uncertainties involved in these matters, some of which are beyond the Company’s control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to the Company’s results of operations or cash flows for any particular reporting period.

The legal matters summarized below are ongoing and may have an effect on the Company’s business and future financial condition and results of operations:

On or about April 20, 2011, an action was filed entitled Federal Home Loan Bank of Boston v. Ally Financial Inc., et al., naming IMH Assets Corp, IFC, the Company, and ISAC as defendants. The complaint alleges misrepresentations in the materials used to market mortgage‑backed securities that the plaintiff purchased. The complaint seeks damages and attorney’s fees in an amount to be established at time of trial. The case was removed to the United States District Court for the District of Massachusetts and on September 30, 2013, the Court granted the Company’s motion to dismiss claims against it arising under the Massachusetts Uniform Securities Act. On February 7, 2017, the Court remanded this case to the Suffolk County Superior Court.  The case remains pending as to other claims against the Company.

On December 7, 2011, a purported class action was filed in the Circuit Court of Baltimore City entitled Timm, v. Impac Mortgage Holdings, Inc, et al. alleging on behalf of holders of the Company’s 9.375% Series B Cumulative Redeemable Preferred Stock (Preferred B) and 9.125% Series C Cumulative Redeemable Preferred Stock (Preferred C) who did not tender their stock in connection with the Company’s 2009 completion of its Offer to Purchase and Consent Solicitation that the Company failed to achieve the required consent of the Preferred B and C holders, the consents to amend the Preferred stock were not effective because they were given on unissued stock (after redemption), the Company tied the tender offer with a consent requirement that constituted an improper “vote buying” scheme, and that the tender offer was a breach of a fiduciary duty. The action seeks the payment of two quarterly dividends for the Preferred B and C holders, the unwinding of the consents and reinstatement of the cumulative dividend on the Preferred B and C stock, and the election of two directors by the Preferred B and C holders. The action also seeks punitive damages and legal expenses. The court, on January 28, 2013, dismissed all individual director and officer defendants from the case and further dismissed three of the six causes of action. The remaining causes of action against the Company allege the Preferred B holders did not approve amendments to its Articles Supplementary and the holders thereof seek to recover two quarters of dividends and to elect two members to the Board of Directors of the Company. The Company and Plaintiffs have filed a motion for summary judgment on the remaining claims and motions are currently pending.

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

On December 14, 2013, a matter was filed in the US District Court, District of Minnesota, entitled Residential Funding Company, LLC v. Impac Funding Corp. alleging the defendant is responsible for unspecific debts of Pinnacle Direct Funding Corp., as its successor in interest. On April 3, 2014, the plaintiff filed a First Amended Complaint alleging the defendant is responsible for breaches of representations and warranties in connection with certain loan sales from Pinnacle to plaintiff. The plaintiff seeks declaratory relief and unspecified damages. The matter is currently in the discovery phase.

On October 28, 2014, an action was filed in the Superior Court of the State of California in Orange County entitled Mallory Hill v. Impac Mortgage Holdings, Inc., Impac Mortgage Corporation et al. In the action Mr. Hill sought compensatory damages, general damages, treble damages, exemplary damages, an accounting, injunctive relief, attorney’s fees and costs for claims based upon a consulting agreement entered into with Mr. Hill, a purported employment relationship entered into with Mr. Hill and other purported claims. The matter proceeded to trial and in November 2016, judgement was entered in favor of all Defendants.

In October 2011 and November 2012, the Company received letters from Countrywide Securities Corporation (Countrywide), Merrill Lynch, Pierce, Fenner & Smith Incorporated (Merrill Lynch), and UBS Securities LLC (UBS) claiming indemnification relating to mortgage‑backed securities bonds issued, originated or sold by ISAC, IFC, IMH Assets Corp. and the Company. The claims seek indemnification from claims asserted against Countrywide, Merrill Lynch, and UBS in specified legal actions entitled American International Group Inc. v. Bank of America Corp., et al., in the United States District Court for the Southern District of New York and Federal Home Loan Bank of Boston v. Ally Financial, Inc., et al., in the United States District Court for the District of Massachusetts. The notices each seek indemnification for all losses, liabilities, damages and legal fees and costs incurred in those actions. Further related to these claims, the Company received a demand from American International Group (AIG) for claims it purports to have based upon 12 residential mortgage‑backed securities it purchased in which the Company was depositor, sponsor, seller and/or originator. AIG contends it has suffered almost $800 million in losses on the securities and contends there were misrepresentations and breaches of representations and warranties regarding the securities. In October 2012, January 2013, and December 2014, Deutsche Bank issued indemnification demands for claims asserted against them in the Superior Court of New York in cases entitled Royal Park Investments SA/NV v. Merrill Lynch, et al. and Dealink Funding Ltd. v. Deutsche Bank and in the Circuit Court for the City of Richmond, Virginia, in a case entitled Commonwealth of VA, et al. v. Barclays Capital Inc, et al. In February of 2013 the Company also received a notice of intent to seek indemnification on behalf of Deutsche Bank AG, Deutsche Bank Securities, Inc., DB Structured Products, Inc., ACE Securities Corp and Deutsche Alt‑A Securities, Inc. The claims relates to an action filed against those entities in the Superior Court of New York.  No further requests, notices or claims have been received regarding these notices.

On November 22, 2016, an action was filed in the United States District Court, Southern District of New York entitled Specialized Loan Servicing LLC v. Impac Mortgage Corp. d/b/a CashCall Mortgage.   In the action the Plaintiff contends they purchased Mortgage Servicing Rights from Impac Mortgage Corp. under a contract that imposed a restriction on Impac’s ability to directly solicit the same borrowers for refinancing of the loan.   The Plaintiff alleges Impac breached that provision and it suffered damages as a result.  The action seeks damages, attorney’s fees, interest and an injunction against further direct solicitations.  The case is presently in the discovery phase.

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

Lease Commitments

The Company leases office space and certain office equipment under long‑term leases expiring at various dates through 2024. Future minimum commitments under non‑cancelable leases are as follows:

	Operating	Capital
	Leases	Leases	Total
Year 2017	$5,608	$346	$5,954
Year 2018	5,728	211	5,939
Year 2019	5,618	82	5,700
Year 2020	4,455	—	4,455
Year 2021 and thereafter	17,899	—	17,899
Total lease commitments	$39,308	$639	$39,947

Total rental expense for the years ended December 31, 2016, 2015 and 2014 was $5.1 million, $4.7 million and $5.0 million, respectively.

Interest expense on the capital leases was $32 thousand, $57 thousand and $72 thousand for the years ended December 31, 2016, 2015 and 2014, respectively.

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

The following table summarizes the repurchase reserve activity (included in other liabilities in the accompanying consolidated balance sheets) related to previously sold loans for the years ended December 31, 2016 and 2015 is as follows:

	December 31,
	2016	2015
Beginning balance	$5,236	$5,714
Provision for repurchases	379	1,012
Settlements	(207)	(1,490)
Total repurchase reserve	$5,408	$5,236

Concentration of Risk

The aggregate unpaid principal balance of loans in the Company’s long‑term mortgage portfolio secured by properties in California and Florida was $2.6 billion and $517.0 million, or 52% and 10%, respectively, at December 31, 2016.

The Company does not have a significant concentration of risk to any individual client except for the U.S. government and its agencies relating to its concentration of loan sales. The Company also has geographic concentration risk because 84.7% of the Company’s mortgage loan originations were from California.

Note 17.—Share Based Payments and Employee Benefit Plans

The Company maintains a stock‑based incentive compensation plan, the terms of which are governed by the 2010 Omnibus Incentive Plan (the 2010 Incentive Plan). The 2010 Incentive Plan provides for the grant of stock appreciation rights, restricted stock units, performance shares and other stock and cash‑based incentive awards. Employees, directors, consultants or other persons providing services to the Company or its affiliates are eligible to receive awards pursuant to the 2010 Incentive Plan. In connection with the adoption of the 2010 Incentive Plan, the Company’s 2001 Stock Plan, which was scheduled to expire in March 2011, was frozen. Further, all outstanding awards under the 2001 Stock Plan, as well as the Company’s previous 1995 Stock Option, Deferred Stock and Restricted Stock Plan (together with the 2001 Stock Plan, the “Prior Plans”), were assumed by the 2010 Incentive Plan. During the third quarter of 2016, the shareholders voted on and approved the amendment to the 2010 Omnibus Incentive Plan to increase the shares subject to the plan by 300,000 shares. As of December 31, 2016, the aggregate number of shares reserved under the 2010 Incentive Plan is 1,921,321 shares (including all outstanding awards assumed from Prior Plans), and there were 39,380 shares available for grant as stock options, restricted stock and deferred stock awards. The Company issues new shares of common stock to satisfy stock option exercises. There were 342,000 options granted for the year ended December 31, 2016.

The fair value of options granted, which is amortized to expense over the option vesting period, is estimated on the date of grant with the following weighted average assumptions:

	For the year ended December 31,
	2016	2015	2014
Risk-free interest rate	1.16%	1.54 - 1.76%	1.08 - 1.79%
Expected lives (in years)	5.47	5.50 - 5.73	3.48 - 5.73
Expected volatility (1)	49.71%	49.53 - 79.56%	70.47 - 75.93%
Expected dividend yield	0.00%	0.00%	0.00%
Fair value per share	$7.95	$6.74 - 9.96	$2.69 - 4.46

(1)  Expected volatilities are based on both the implied and historical volatility of the Company’s stock over the expected option life.

The following table summarizes activity, pricing and other information for the Company’s stock options for the years presented below:

	For the year ended December 31,
	2016		2015		2014
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Options outstanding at beginning of period	1,115,280	$11.85	1,078,230	$6.88	787,132	$9.07
Options granted	342,000	17.40	405,800	19.59	409,250	5.41
Options exercised	(42,954)	5.10	(243,971)	3.98	(14,622)	2.58
Options forfeited/cancelled	(22,999)	15.50	(124,779)	9.44	(103,530)	18.30
Options outstanding at end of year	1,391,327	13.37	1,115,280	11.85	1,078,230	6.88
Options exercisable at end of year	705,488	$10.25	476,998	$8.23	534,323	$6.72

The aggregate intrinsic value in the following table represents the total pre‑tax intrinsic value, based on the Company’s closing stock price of $14.02 and $18.00 per common share as of December 31, 2016 and 2015, respectively. Aggregate intrinsic value represents the amount of proceeds the option holders would have received had all option holders exercised their options and sold the stock as of that date.

	As of December 31,
	2016		2015
	Weighted-		Weighted-
	Average	Aggregate	Average	Aggregate
	Remaining	Intrinsic	Remaining	Intrinsic
	Life	Value	Life	Value
	(Years)	(in thousands)	(Years)	(in thousands)
Options outstanding at end of year	7.69	$4,293	8.05	$7,753
Options exercisable at end of year	6.5	$3,402	6.68	$4,662

As of December 31, 2016, there was approximately $3.8 million of total unrecognized compensation cost related to stock option compensation arrangements granted under the plan, net of estimated forfeitures. That cost is expected to be recognized over the remaining weighted average period of 2.0 years.

For the years ended December 31, 2016, 2015 and 2014, the aggregate grant‑date fair value of stock options granted was approximately $2.7 million, $3.8 million and $1.4 million, respectively.

For the years ended December 31, 2016, 2015 and 2014, total stock‑based compensation expense was $2.1 million, $1.6 million and $1.9 million, respectively.

Additional information regarding stock options outstanding as of December 31, 2016 is as follows:

	Stock Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Exercise		Remaining	Average		Average
Price	Number	Contractual	Exercise	Number	Exercise
Range	Outstanding	Life in Years	Price	Exercisable	Price
$0 - 2.80	122,963	3.66	$2.36	122,963	$2.36
2.81 - 5.39	258,816	7.56	5.39	166,411	5.39
5.40 - 10.65	168,999	6.89	10.52	145,666	10.60
10.66 - 16.43	157,499	5.94	13.84	156,166	13.82
16.44 - 17.40	340,250	9.55	17.40	—	—
17.41 - 21.50	342,800	8.56	20.52	114,282	20.52
$2.80 - 21.50	1,391,327	7.69	$13.37	705,488	$10.25

In addition to the options granted, the Company has granted deferred stock units (DSU’s), which vest between one and three year periods. The fair value of each DSU was measured on the date of grant using the grant date price of the Company’s stock. For the years ended December 31, 2016 and 2015, the aggregate grant‑date fair value of DSU’s granted was approximately $87 thousand and $103 thousand, respectively.

The following table summarizes activity, pricing and other information for the Company’s DSU’s for the years presented below:

	For the year ended December 31,
	2016		2015		2014
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
DSU’s outstanding at beginning of year	80,750	$9.36	75,750	$8.63	72,000	$8.80
DSU’s granted	5,000	17.40	5,000	20.50	3,750	5.39
DSU’s exercised	—	—	—	—	—	—
DSU’s forfeited/cancelled	—	—	—	—	—	—
DSU’s outstanding at end of year	85,750	$9.83	80,750	$9.36	75,750	$8.63

As of December 31, 2016, there was approximately $74 thousand of total unrecognized compensation cost related to the DSU compensation arrangements granted under the plan. This cost is expected to be recognized over a weighted average period of 2.6 years.

401(k) Plan

After meeting certain employment requirements, employees can participate in the Company’s 401(k) plan. Under the 401(k) plan, employees may contribute up to 25% of their salaries, pursuant to certain restrictions. The Company matches 50% of the first 4% of employee contributions. Additional contributions may be made at the discretion of the board of directors. During the year ended December 31, 2016, the Company recorded approximately $895 thousand for basic matching contributions. During the year ended December 31, 2015, the Company recorded approximately $299 thousand for basic matching contributions. There were no discretionary matching contributions recorded during the years ended December 31, 2016 or 2015.

Note 18.—Related Party Transactions

In January 2015, the Company entered into a $5.0 million short-term borrowing agreement with a related party of the Company, secured by Ginnie Mae servicing rights with an interest rate of 15%, and transaction costs of $50 thousand. The balance was repaid in March 2015.

In April 2015, the Company issued a $10.0 million short-term Promissory Note to a related party with an interest rate of 15%. The balance was repaid in May 2015.

In June 2015, the Company issued the 2015 Convertible Notes to purchasers, some of which are related parties.  See Note 8.—Debt—Convertible Notes.

Note 19.—Tax Benefits Preservation Rights Plan

In September 2013, the Company adopted a Tax Benefits Preservation Rights Agreement (Rights Plan) to help preserve the value of certain deferred tax benefits, including those generated by net operating losses (collectively, Tax Benefits). In general, the Company may “carry forward” net operating losses in certain circumstances to offset current and future taxable income, which will reduce federal and state income tax liability, subject to certain requirements and restrictions. The Company’s ability to use these Tax Benefits would be substantially limited and impaired if it were to experience an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) and the Treasury Regulations promulgated thereunder. Generally, the Company will experience an “ownership change” if the percentage of the shares of Common Stock owned by one or more “five-percent shareholders” increases by more than 50 percentage points over the lowest percentage of shares of Common Stock owned by such stockholder at any time during the prior three year on a rolling basis. As such, the Rights Plan has a 4.99% “trigger” threshold that is intended to act as a deterrent to any person or entity seeking to acquire 4.99% or more of the outstanding Common Stock without the prior approval of the Board. The Rights Plan also has certain ancillary anti‑takeover effects. The rights accompany each share of common stock of the Company and are evidenced by ownership of common stock. The rights are not exercisable except upon the occurrence of certain change of control events. Once triggered, the rights would entitle the stockholders, other than a person qualifying as an “Acquiring Person” pursuant to the rights plan, to certain “flip‑in”, “flip‑over” and exchange rights. The rights issued under the Rights Plan may be redeemed by the board of directors at a nominal redemption price of $0.001 per right, and the board of directors may amend the rights in any respect until the rights are triggered. On July 19, 2016, the stockholders of the Company approved an amendment to the Company’s Rights Plan extending the expiration date to September 2, 2019.

Note 20.—Selected Quarterly Financial Data - (unaudited)

The following tables present selected unaudited quarterly financial data:

	For the three months ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Total revenues	$47,299	$69,213	$103,993	$77,251
Total expenses	(45,155)	(60,891)	(81,359)	(50,638)
Total other (expense) income	(728)	4,352	(6,266)	(9,308)
Earnings before income taxes	1,416	12,674	16,368	17,305
Income tax expense (benefit)	435	423	(130)	365
Net earnings	$981	$12,251	$16,498	$16,940
Earnings per common share :
Basic	$0.09	$0.99	$1.28	$1.06
Diluted	$0.08	$0.92	$1.18	$1.00

	For the three months ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Total revenues	$34,343	$49,084	$47,652	$35,878
Total expenses	(17,141)	(32,420)	(24,677)	(21,443)
Total other (expense) income	(6,934)	217	(2,885)	(2,751)
Earnings before income taxes	10,268	16,881	20,090	11,684
Income tax (benefit) expense	(23,704)	71	781	976
Net earnings	$33,972	$16,810	$19,309	$10,708
Earnings per common share :
Basic	$3.54	$1.65	$1.89	$1.04
Diluted	$2.94	$1.33	$1.48	$0.85

Note 21.—Subsequent Events

On February 10, 2017, Impac Mortgage Corp. (Borrower), a subsidiary of Impac Mortgage Holdings, Inc. (Company), entered into a Loan and Security Agreement (Loan Agreement) with a lender (Lender) providing for a revolving loan commitment of $40.0 million for a period of two years (the Loan).  The Borrower is able to borrow up to 55% of the fair market value of Fannie Mae pledged servicing rights.  Upon the two year anniversary of the Loan Agreement, any amounts outstanding will automatically be converted into a term loan due and payable in full on the one year anniversary of the conversion date.  Interest payments are payable monthly and accrue interest at the rate per annum equal to one-month LIBOR plus 4.0% and the balance of the obligation  may be prepaid at any time.   The Borrower initially drew down $35.1 million, and used a portion of the proceeds to pay off the Term Financing with Macquarie Alpine Inc. (approximately $30.1 million) originally entered into in June 2015.   The Borrower also paid the Lender an origination fee of $100 thousand.

On February 10, 2017, the Company lowered the maximum borrowing capacity of repurchase agreement 2 to $25.0 million from $50.0 million.

 Subsequent events have been evaluated through the date of this filing.