Form 10-K/A
period 2016-12-31
IMPAC MORTGAGE HOLDINGS INC
filed 2017-04-28
CIK 1000298

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☒

As of June 30, 2016, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $124.6 million, based on the closing sales price of common stock on the NYSE MKT on June 30, 2016. For purposes of the calculation only, all directors and executive officers and beneficial holders of more than 10% of the stock of the registrant have been deemed affiliates. There were 16,025,483 shares of common stock outstanding as of March 1, 2017.  There were 20,448,947 shares of common stock outstanding as of April 27, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K/A:

None.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Original Filing”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2016, of Impac Mortgage Holdings, Inc. Because we do not expect to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2016, we are filing this Amendment to provide the information required by Items 10, 11, 12, 13 and 14 of Part III of the SEC’s Form 10-K and not included in the Original Filing.

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

IMPAC MORTGAGE HOLDINGS, INC.
2016 FORM 10-K/A ANNUAL REPORT
(Amendment No. 1)

PART III

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

NAME	AGE	POSITION
Joseph R. Tomkinson	69	Chairman of the Board and Chief Executive Officer
William S. Ashmore	67	President and Director
James Walsh	67	Director
Frank P. Filipps	69	Director
Stephan R. Peers	64	Director
Leigh J. Abrams	74	Director
Todd R. Taylor	52	Executive Vice President and Chief Financial Officer
Ronald M. Morrison	66	General Counsel, Executive Vice President and Secretary

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

Leigh J. Abrams has been a Director of IMH since April 2001 and lead independent director since June 2004. Mr. Abrams is currently a director and Chairman Emeritus of LCI Industries (formerly, Drew Industries Incorporated) (NYSE: LCII), which manufactures a wide variety of components for recreational vehicles and manufactured homes, and was the Chairman of the Board from January 2009 until May 2014. Prior to that, since August 1979, Mr. Abrams previously served as the President and Chief Executive Officer of Drew, from which he resigned in May 2008 and December 2008, respectively, to become Chairman of the Board of Drew. Mr. Abrams has served as a director of Drew Industries since August 1979. Mr. Abrams, a CPA, has over 35 years of experience in corporate finance, mergers and acquisitions, and operations. Mr. Abrams received a B.A in Accounting from Baruch College in 1964. The Company believes that Mr. Abrams’ financial and business expertise, including his past senior executive positions and operating experience with large, complex organizations, gives him the qualifications and skills to serve as a director.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our directors, executive officers, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership of such securities with the SEC. Directors, executive officers and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on review of the copies of such reports furnished to us during the fiscal year ended December 31, 2016, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% stockholders were satisfied by such persons except for the following: Richard Pickup filed eight late Form 4 reports for 15 transactions and Todd M. Pickup filed one late Form 4 for one transaction.

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

ITEM 11.              EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview of Compensation Policies and Objectives

The Compensation Committee of our Board of Directors administers the policies governing our executive compensation program. All issues pertaining to executive compensation are reviewed and approved by the Compensation Committee and, where appropriate, approved by our Board of Directors. The Committee focuses on designing our executive compensation program to achieve the following objectives in a market competitive manner:

•                  Align the interests of executive officers with those of our shareholders by tying long-term incentive compensation to financial and operations performance and ultimately to the creation of shareholder value.

•                  Attract and retain high caliber executives by offering total compensation that is competitive with that offered by similarly situated companies and rewarding outstanding personal performance.

•                  Reflect our corporate goals and objectives.

Over the past several years, as the U.S economy has slowly improved, and at times experienced challenges, the Company’s business and operations have also fluctuated.  To address the economic and industry trends, the Company has endeavored to be opportunistic in its mortgage business adding new loan products, developing a mortgage servicing portfolio, maintaining the long-term mortgage portfolio and seeking potential acquisitions to grow its business. The incentive compensation received by the named executive officers during 2016, which is based on existing programs, reflects the Company’s growth.  The Compensation Committee’s goal is to provide executive management incentive compensation that will motivate them to successfully implement the Company’s strategies, maintain its business and seek opportunities that will grow and strengthen the Company’s mortgage business.

Compensation Decision-Making

General Background. We rely upon our judgment in making compensation decisions, after reviewing the performance of the Company, including its short- and long-term strategies, current economic and market conditions, and carefully evaluating an executive’s performance during the year against established goals, leadership qualities, operational performance, business responsibilities, and career with the Company, current compensation arrangements and long-term potential to enhance stockholder value. Our main objective in establishing compensation arrangements is to set criteria that are consistent with the Company’s business strategies. Generally, in evaluating performance, we review the following criteria:

•                  strategic goals and objectives, such as acquisitions, dispositions or joint ventures;

•                  individual management objectives for some executives that relate to the Company’s strategies;

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

Role of Management, Consultants and Peers Groups

In reviewing and making compensation decisions of other executive officers, the Committee has in the past and may in the future consult with the Company’s Chief Executive Officer, Joseph R. Tomkinson, President, William S. Ashmore and other executive officers. These officers review the performance of the other executive officers, provide annual recommendations for individual management objectives, and provide input on strategic initiatives. Mr. Tomkinson has also been given authority to negotiate employment terms for executive officers that report to him within certain parameters as approved by the Compensation Committee.

Although the Compensation Committee has explored the use of compensation consultants, and has used compensation consultants in the past, it did not use or rely on reports of compensation consultants during 2016 in connection with determining appropriate compensation and arrangements for the named executive officers.

Elements of our Executive Compensation Program

Historically and for 2016, our executive compensation program consisted of the following elements:

(1) base salary;

(2) quarterly and annual cash-based incentive compensation;

(3) discretionary bonuses;

(4) stock- based plans and equity awards;

(5) fringe benefits including standard employee health, welfare and retirement benefits; and

(6) severance benefits.

We do not have formal policies relating to the allocation of total compensation among the various elements. However, both management and the Committee believe that executives holding more senior positions have substantial influence over our financial performance, and, therefore, should have a greater amount of their compensation at-risk based on the Company’s financial performance.

Because the mortgage lending market has continued to change and evolve since 2008, we generally enter into short term (1 to 2 year) employment agreements with our executive officers.   The employment agreements with Joe Tomkinson and Bill Ashmore, which were originally entered into in 2013, were  extended in 2015 and expire at the end of 2017.  In September 2016, we amended the employment agreements with Todd Taylor and Ron Morrison, which were originally entered into in 2014 and now also expire at the end of 2017. These employment agreements are described below under “Employment Agreements.”

Base Salary

The Committee typically sets an executive’s base salary with the objective of attracting and retaining highly qualified individuals for the relevant position and rewarding individual performance. When setting and adjusting individual executive salary levels, the Committee considers the relevant established salary range, the executive officer’s responsibilities, experience, potential, individual performance, and contribution to the Company. The Committee also considers other factors such as our overall corporate budget for annual merit increases, unique skills, demand in the labor market and succession planning.

The base salaries for our named executive officers have essentially remained unchanged since 2010. This is consistent with our philosophy that an increase in an executive’s compensation should be related to the Company’s performance.

Quarterly and Annual Cash-Based Incentive Compensation

We have used cash-based incentive compensation to emphasize and reward the attainment of certain annual or quarterly financial goals and corporate or individual performance metrics. The objective is to select performance metrics that provide a meaningful measure of our success in implementing our short-term business strategies that yield long-term benefits, such as maintaining and growing the Company’s mortgage business and maintaining the amount of mortgage loans in the Company’s long-term mortgage portfolio, credit quality and portfolio earnings.

As the Company is focusing on long-term success through a slowly improving market, the Compensation Committee believes that cash-based incentive compensation based on financial performance is appropriate. Messrs. Tomkinson and Ashmore receive annual bonuses based on adjusted net earnings, while Messrs. Taylor and Morrison each receives a quarterly incentive bonus based on the achievement of mutually agreed upon management objectives.

Performance Metrics. Historically, cash incentive awards were typically driven by a combination of taxable net income, return on equity, and production goals. Based on these performance metrics, contractual incentive compensation was directly tied to the Company’s financial performance.   We believe that the performance metrics for the CEO and President contribute to our success in meeting our strategic objectives of maintaining and growing our overall business and that the management objectives for the CFO and GC provide a strong corporate environment.

Currently, incentive bonuses for Tomkinson and Ashmore are currently based on a percentage of the Company’s adjusted net earnings, subject to a cap provided that there is no cap on the Annual Bonus if the officer pre-elects on or before December 31 of the prior year to receive 5.0% of adjusted net earnings during a year. For 2016, Messrs. Tomkinson and Ashmore each elected to receive 5.0% of adjusted net earnings with no cap.

The incentive compensation for Taylor and Morrison is based on management objectives. Mr. Taylor’s incentive compensation may be up to 65% of his base salary, while Mr. Morrison’s incentive compensation may be up to 50% of his base salary. Their incentive compensation is determined and paid on a quarterly basis. Mr. Taylor’s management objectives for his quarterly incentive compensation during 2016 included the hiring accounting personnel, completing internal controls for a recent acquisition, completing public offerings and new warehouse financing, and improvements to financing reporting and technology.   Mr. Morrison’s management objectives for his quarterly incentive compensation during 2016 were based on corporate actions, such as the Company’s office lease, legal aspects of equity and debt financing and staffing.

Stock-Based Plans and Equity Awards

We believe that long-term performance is aided by the use of stock-based awards which create an ownership culture amongst our executive officers that fosters beneficial, long-term performance by the Company. We have established an equity incentive plan to provide our employees, including our executive officers, as well as our directors and consultants, with incentives to help align their interests with the interests of stockholders. The Compensation Committee believes that the use of stock-based awards promotes our overall executive compensation objectives and expects that stock options will continue to be a significant source of potential compensation for our executives. All  of our awards are nonqualified stock option grants with time-based vesting.

The Committee believes granting stock options to our executive officers encourages the creation of long-term value for our stockholders and promotes employee retention and stock ownership, all of which serve our overall compensation objectives. The number of shares of our common stock under a stock option that is granted to an officer is determined by taking into consideration the officer’s position with the Company, overall individual performance, our performance and an estimate of the long-term value of the award considering current base salary and any cash bonus awarded. Other than the individual limit of 450,000 shares that may be awarded during any fiscal year, we do not have any limit on the amount of options or awards that may be granted to any executive officer. The Compensation Committee determines the appropriate criteria for granting awards to executive officers, which generally include individual performance, our strategic goals and our financial condition. The exercise price of any stock option issued by us is the [closing price per share of common stock on the stock exchange on the grant date. The Compensation Committee generally has issued awards under the Company’s equity incentive plan once a year and the number of shares under options granted to each named executive officer is based on position and seniority.

Fringe Benefits

Health Benefits

During 2016, we provided the following benefits to all of our U.S. salaried employees, including the named executive officers: medical, dental and prescription coverage, company-paid short- and long- term disability insurance, and paid vacation and holidays.

Retirement Benefits

We maintain the Impac Companies 401(k) Savings Plan for all full time employees, including the executive officers, with at least six months of service. The 401(k) Plan provides that each participant may contribute up to 25% of salary pursuant to certain restrictions. The Company contributes to the participant’s plan account at the end of each plan year 50% of the first 4% of salary contributed by a  participant. Subject to the rules for maintaining the tax status of the 401(k) Plan, an additional company contribution may be made at our discretion, as determined by the Board of Directors. Contributions made by us to the plan for the year ended December 31, 2016 was approximately $895,000.  There were no discretionary matching contributions recorded during the year ended December 31, 2016.

Severance

Currently, all the executive officers are entitled to certain severance benefits under the terms of each officer’s respective employment agreement, which are on file with the SEC. Severance benefits are intended to ease the consequences of an unexpected or involuntary termination of employment and give the executive an opportunity to find new employment. The severance payments for Messrs. Tomkinson and Ashmore are currently the lesser of 18 months or the balance payable through the contract term of base salary and incentive compensation earned through the termination date.  Messers Taylor and Morrison each are entitled to severance compensation equal to the lesser of 12 months or the balance payable through the contract term of base salary and earned incentive compensation.  The Committee believes that the different severance payments periods are reasonable in light of each officer’s position, value to the Company and length of service. We do not provide for change of control payments. Please see the discussion below entitled “Potential Payments upon Termination and Change-in Control” for a further description of severance payments for each Named Executive Officer.

Perquisites

The Committee typically prefers to compensate our executive officers in cash and equity rather than with perquisites and does not view perquisites as a significant element of our total compensation structure. Executive officers usually receive a car allowance.

Tax and Accounting Implications

Deductibility of Executive Compensation

Under Section 162(m) of the Internal Revenue Code, publicly-held corporations may not take a tax deduction for compensation in excess of $1 million paid to any of the executive officers named in the Summary Compensation Table during any fiscal year. There is an exception to the $1 million limitation for performance-based compensation meeting certain requirements, including compensation based upon performance goals determined by a compensation committee consisting solely of two or more outside directors, the material terms of which are approved by a majority vote of the stockholders prior to the payment of such remuneration. Plus, performance objectives must be established no later than within the first 90 days of the performance period. To maintain flexibility in compensating executives in a manner designed to promote varying corporate goals, the Compensation Committee has not adopted a policy requiring all compensation to be deductible under Section 162(m). However, the Compensation Committee considers deductibility under Section 162(m) with respect to compensation arrangements for executives, and to the extent applicable, intends to qualify for the exception under Section 162(m). The incentive compensation under the Employment Agreements with each of Messrs. Tomkinson and Ashmore and our 2010 Stock Plan are currently structured with the intent to meet the compensation deduction under Section 162(m).

The Compensation Committee regularly reviews our compensation programs to determine the deductibility of the future compensation paid or awarded pursuant thereto and will seek guidance with respect to changes to our existing compensation program that will enable the Company to continue to attract and retain key individuals while optimizing the deductibility to the Company of amounts paid as compensation. However, this policy does not rule out the possibility that compensation may be approved that may not qualify for the compensation deduction if, in light of all applicable circumstances, it would be in the best interests of the Company for such compensation to be paid.

Compensation Risk Management

As part of its annual review of our executive compensation program, the Compensation Committee reviews with management the design and operation of our incentive compensation arrangements for senior management, including executive officers, to determine if such programs might encourage inappropriate risk-taking that could have a material adverse effect on the Company. The Compensation Committee considered, among other things, the features of the Company’s compensation program that are designed to mitigate compensation-related risk, such as the performance objectives and target levels for incentive awards (which are based on overall Company performance), and its compensation recoupment policy. The Compensation Committee also considered our internal control structure which, among other things, limits the number of persons authorized to execute material agreements, requires approval of our board of directors for matters outside of the ordinary course and its whistle blower program. Based upon the above, the Compensation Committee concluded that any risks arising from the Company’s compensation plans, policies and practices are not reasonably likely to have a material adverse effect on the Company.

Impact of Shareholder Advisory Vote

At our 2016 annual meeting, our shareholders approved, in a non-binding advisory vote, our current executive compensation with approximately 92% of the votes cast on the proposal at the annual meeting affirmatively giving their approval (with broker non-votes and abstentions having no effect on the vote). Accordingly, we believe that this vote ratifies our executive compensation philosophy and policies, as currently adopted and implemented, and we intend to continue such philosophy and policies.

COMPENSATION COMMITTEE REPORT

The information contained in this Compensation Committee Report shall not be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing (except to the extent that we specifically incorporate this information by reference) and shall not otherwise be deemed “soliciting material” or “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934 (except to the extent that we specifically request that this information be treated as soliciting material or specifically incorporate this information by reference).

The Compensation Committee has reviewed and discussed the “Compensation Discussion and Analysis” section of this proxy statement with management.  Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the “Compensation Discussion and Analysis” section be included in this Form 10-K/A.

Submitted by the Compensation Committee:

Stephan R. Peers
James Walsh
Leigh Abrams

Summary Compensation Table

The following table presents compensation earned by our executive officers for the years ended December 31, 2016, 2015 and 2014 (the “Named Executive Officers”). The compensation of Messrs. Tomkinson and Ashmore is based on each of their employment agreements, which are further described below under “Employment Agreements.”

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)(3)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)		All Other Compensation ($)(6)	Total ($)
Joseph R. Tomkinson	2016	600,000	—	254,335	5,720,869	(4)	37,200	6,612,404
Chairman of the Board and	2015	600,000	600,000	326,610	1,500,000	(4)	20,100	3,046,710
Chief Executive	2014	600,000	200,000	132,825	—	(4)	14,400	947,225

William S. Ashmore	2016	600,000	—	254,335	5,720,869	(4)	37,200	6,612,404
President	2015	600,000	600,000	326,610	1,500,000	(4)	20,100	3,046,710
	2014	600,000	200,000	132,825	—	(4)	14,400	947,225

Todd R. Taylor	2016	360,000	—	190,751	234,000	(5)	6,000	790,751
Chief Financial Officer	2015	360,000	—	245,435	230,500	(5)	6,000	841,935
	2014	360,000	—	100,050	234,000	(5)	6,000	700,050

Ron Morrison	2016	390,000		190,751	195,000	(7)	6,000	781,751
Executive Vice President and General Counsel

(1)         The amounts disclosed reflect the full grant date fair values in accordance with FASB ASC Topic 718. For assumptions used in calculation of the option awards, see “Note 19—Share Based Payments and Employee Benefit Plans” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. See “Option Grants During 2016” below for a further description of the terms of the options.

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

(4)         Mr. Tomkinson’s and Mr. Ashmore’s annual incentive bonus payments for 2014 and 2015 were based on 7.5% of the Company’s adjusted net earnings, subject to certain limitations. For 2016, pursuant to the terms of their employment agreements, each officer elected to receive 5.0% of adjusted net earnings.

(5)         Mr. Taylor received a quarterly incentive bonus of up to 65% of his base salary based upon the achievement of mutually agreed management objectives.

(6)         Consists of (i) an annual car allowance of $14,400 for each of Tomkinson and Ashmore, and $6,000 for each of Taylor and Morrison, (ii) a fixed expense reimbursement of $22,800 with respect to Tomkinson and Ashmore, and (iii) a fringe benefit associated with an executive retention plan by which the Company pledges a portion of the collateral needed to finance premiums from a third party lender for life insurance policies in the amount of $6 million, $5 million and $4 million for trusts of which the family members of Mr. Ashmore, Mr. Morrison and Mr. Taylor, respectively, are the beneficiaries. As of December 31, 2016, the Company posted collateral of $700,000, $583,333 and $466,667 for each trust, respectively.  The executive is responsible for taxes on the imputed value of the life insurance benefit.  The Company also provides a small amount of additional life insurance coverage to the named executive officers under its group term life insurance program, which is provided to all employees.

(7)         Mr. Morrison received a quarterly incentive bonus of up to 50% of his base salary based upon the achievement of mutually agreed management objectives.

GRANTS OF PLAN-BASED AWARDS

The following table provides information with respect to grants of plan-based awards made during 2016 to the Named Executive Officers.

							All Other Option
							Awards:	Exercise or	Grant Date
		Estimated Possible Payouts Under					Number of	Base Price	Fair Value of
		Non-Equity Incentive Plan Award					Securities	of Option	Stock and
	Grant	Threshold	Target		Maximum		Underlying Option	Awards	Option
Name	Date	($)	($)		($)		(#)(4)	($/Sh)	Awards($)(5)

Joseph R. Tomkinson	7/19/2016	—	—		—		34,200	17.40	254,335
		—	5,720,869	(1)	—		—	—	—

William S. Ashmore	7/19/2016	—	—		—		32,000	17.40	254,335
		—	5,720,869	(1)	—		—	—	—
Todd R. Taylor	7/19/2016						25,700	17.40	190,751
		—	234,000	(2)	234,000	(2)	—	—	—

Ron Morrison	7/19/2016	—	—		—		24,000	17.40	190,751
		—	195,000		195,000	(3)	—	—	—

(1)         Mr. Tomkinson’s and Mr. Ashmore’s annual incentive bonus payments for 2016 were based on 5.0% of the Company’s adjusted net earnings for that year.   There are no threshold or maximum levels for these awards.

(2)         Mr. Taylor is eligible to receive a quarterly incentive bonus of up to 65% of his base salary based upon the achievement of mutually agreed management objectives.

(3)         Mr. Morrison is eligible to receive a quarterly incentive bonus of up to 50% of his base salary based upon the achievement of mutually agreed management objectives.

(4)         Option awards vest in three equal annual installments beginning on the first anniversary of the date of grant.

(5)         The amounts in this column represent the aggregate grant date fair value of option awards granted during 2016 computed in accordance with ASC 718. The assumptions for these amounts are included in Note 17—Share Based Payments and Employee Benefit Plans, to our audited financial statements included in our Annual Report on Form 10-K for 2016.

Outstanding Equity Awards at December 31, 2016

The following table sets forth the outstanding stock options for each of our Named Executive Officers as of December 31, 2016.

OUTSTANDING OPTION AWARDS AT DECEMBER 31, 2016

	OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Joseph R. Tomkinson	11,321	—	0.53	06/09/2019
	48,000	—	2.73	12/3/2020
	29,250	—	13.81	11/27/2022
	25,000	—	10.65	7/23/2023
	25,667	12,833	5.39	72/2/2024
	11,400	22,800	20.50	7/21/2025
	—	32,000	17.40	7/19/2026

William S. Ashmore	16,000	—	2.73	12/3/2020
	29,250	—	13.81	11/27/2022
	25,000	—	10.65	7/23/2023
	25,667	12,833	5.39	7/22/2024
	11,400	22,800	20.50	7/21/2025
	—	32,000	17.40	7/19/2026

Todd R. Taylor	10,000	—	0.53	6/9/2019
	24,000	—	13.81	11/27/2022
	22,000	—	10.65	7/23/2023
	19,334	9,666	5.39	7/22/2024
	8,567	17,133	20.50	7/21/2025
	—	24,000	17.40	7/19/2026

Ron Morrison	10,000	—	0.53	6/9/2019
	24,000	—	13.81	11/27/2022
	20,000	—	10.65	7/23/2023
	19,334	9,666	5.39	7/22/2024
	8,567	17,133	20.50	7/21/2025
	—	24,000	17.40	7/19/2026

Option Exercises and Stock Vested

None of the named executive officers exercised stock options during 2016 and none hold any restricted stock subject to vesting.

Employment Agreements

Joseph R. Tomkinson, CEO, and William S. Ashmore, President

Joseph R. Tomkinson, Chief Executive Officer, and William S. Ashmore, President, each have employment agreements with the Company that were originally effective as of January 1, 2013, amended in 2015, and continue through December 31, 2017, unless terminated earlier. The employment agreements may be extended by mutual written agreement of the officer and the Company.

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

If either officer is terminated (a) without cause or (b) resigns with good reason, such officer will also receive the following severance payments:

(i)                                     the lesser of 18 months of base salary or the base salary payable through the balance of the employment contract term with (A) the lesser of 12 months of base salary or the balance through the employment contract term paid in a lump sum, and (B) the lesser of six months of base salary or the balance in excess of 12 months through the employment contract term paid over the six-month period from the termination date, in each case to be paid after the officer executes a waiver and release agreement within 52 days of the termination date;

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

Good reason includes (a) assignment of duties materially inconsistent with, or material reduction or alteration to, employee’s duties without his prior written consent, (b) relocation, without his prior written consent, of the place of principal performance of such officer’s responsibilities and duties to a location more than 65 miles away, (c) a material breach by the Company of the terms of the employment agreement, including a material reduction of the officer’s base salary, or (d) failure by the Company to obtain from any acquirer of the Company an agreement to assume the employment agreement prior to an acquisition. Each of Messrs. Tomkinson and Ashmore may terminate his employment for good reason upon providing the Company at least 90 days prior written notice within 90 days of event and the Company has not less than 30 days to cure.

Change of Control. The employment agreements will not be terminated by merger, an acquisition by another entity, or by transferring of all or substantially all of the Company’s assets. In the event of any such change of control, the surviving entity or transferee would be bound by the employment agreements.

Todd R. Taylor, CFO, and Ron Morrison, EVP & GC

The employment agreements for Mr. Taylor and Mr. Morrison were originally entered into on February 25, 2014 and March 11, 2014, respectively. The employment agreements were each effective as of January 1, 2014, and pursuant to amendments, currently expire on December 31, 2017, unless terminated earlier, and may be extended by mutual written consent.

Base Salary, Annual Bonus and Other Compensation.  Under the terms of the employments agreements, the base salary for Mr. Taylor and Mr. Morrison is $360,000 and $390,000 per year, respectively. Each are eligible to receive a bonus of up to 65%, in the case of Mr. Taylor, and up to 50%, in the case of Mr. Morrison, of their respective base salary if mutually agreed upon management objectives are achieved (the “Incentive Bonus”). The Incentive Bonus is paid quarterly within 30 days of each calendar year quarter end. Each officer (a) may elect to defer any portion of his base salary, bonuses, or incentive compensation into an approved Company-sponsored deferred compensation plan, (b) is eligible to receive stock options, paid vacation, an automobile allowance of $500 per month, and to be reimbursed for reasonable and necessary business and entertainment expenses, (c) may participate in the Company’s health and other benefit plans, and (d) may receive other benefits at the discretion of the Board of Directors.

Each officer is prohibited, without approval from the Board, from receiving compensation, directly or indirectly, from any company with whom the Company or any of its affiliates has any financial, business, or affiliated relationship. Any amounts paid under the employment agreements are subject to any claw back policy that the Company is required to adopt pursuant to listing standards of any national securities exchange or as otherwise required under applicable law.

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

If either officer is terminated (a) without cause or (b) resigns with good reason, in addition to the foregoing compensation, such officer will also receive the following severance payments:

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

Termination with cause, which will be determined only by an affirmative majority vote of the Board (not including the officer if he is a director), includes (a) conviction of, or entry of plea of nolo contendere to a crime of dishonesty or a felony leading to incarceration of more than 90 days or a penalty or fine of $100,000 or more, (b) material and substantial failure by such officer to perform his duties after notice (and given a reasonable time to correct any failures, if possible), (c) willful misconduct or gross negligence that causes material harm, or (d) material breach of the terms of the employment agreement or any other obligation.

Good reason includes  assignment of duties materially inconsistent with, or material reduction or alteration to, employee’s duties without his prior written consent, (b) relocation, without his prior written consent, of the place of principal performance of his responsibilities and duties to a location more than 65 miles away, (c) a material breach by the Company of the terms of the employment agreement, including a material reduction in base salary, without such officer’s consent, or (d) failure by the Company to obtain from any acquirer of the Company an agreement to assume the employment agreement prior to an acquisition. Each officer may terminate his employment for good reason upon providing the Company at least 90 days prior written notice and the Company has a reasonable time to cure any event constituting good reason.

Change of Control.  The employment agreements will not be terminated by merger, an acquisition by another entity, or by transferring of all or substantially all of the Company’s assets. In the event of any such change of control, the surviving entity or transferee would be bound by the employment agreements.

Potential Payments Upon Termination or Change-in-Control

Based on the termination provisions of their applicable employment agreements, as described above, if each named executive officer was terminated without cause or resigned for good reason as of December 31, 2016, he would have received the following aggregate payments:

Name	Cash Severance ($)(1)	Health Benefits ($)(2)	Total ($)
Joseph R. Tomkinson	6,320,869	15,000	6,335,869
William S. Ashmore	6,320,869	15,000	6,335,869
Todd R. Taylor	594,000	10,000	604,000
Ronald Morrison	585,000	10,000	595,000

(1)         With respect to Mr. Tomkinson and Mr. Ashmore, cash severance consists of (i) $600,000, which is 12 months of base salary since the employment contract expires on December 31, 2017, and (ii) $5,720,869 representing incentive compensation earned for 2016. With respect to Mr. Taylor, cash severance consists of (i) $360,000, which is 12 months of base salary since the employment contract expires on December 31, 2017, and (ii) $234,000 representing incentive compensation earned for 2016.  With respect to Mr. Morrison, cash severance consists of (i) $390,000, which is 12 months of base salary since the employment contract expires on December 31, 2017, and (ii) $195,000 representing incentive compensation earned for 2016.

(2)         The employment contracts for the named executive officers provide for continuation of health insurance benefits for a period of 12 or 18 months, as applicable.  The Company maintains a self-insured health plan, and therefore there is no direct employer contribution amount.  This assumes that premiums for the named executive officers are paid by the employee only. Benefits paid by the Company will be dependent on actual claims incurred due to the self-insured nature of the Company’s plan.   We have estimated the cost of post-termination health care to be $10,000 per named executive officer per year. This amount could vary depending on actual claims incurred.

In connection with any termination event, the Company will continue to pledge a portion of the collateral needed to finance premiums from a third party lender for life insurance policies in the amount of $6 million, $5 million and $4 million for trusts of which the family members of Mr. Ashmore, Mr. Morrison and Mr. Taylor, respectively, are the beneficiaries. As of December 31, 2016, the Company posted collateral of $700,000, $583,333 and $466,667 for each trust, respectively.

None of the named executive officers receive payments upon a change-on-control.

401(k) Plan

We maintain the Impac Companies 401(k) Savings Plan for all full time employees with at least six months of service, which is designed to be tax deferred in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The 401(k) Plan provides that each participant may contribute from 1% to 25% of his or her salary pursuant to certain restrictions or up to $18,000 annually for 2016. We will contribute to the participant’s plan account at the end of each plan year 50% of the first 4% of salary contributed by a participant. Under the 401(k) Plan, employees may elect to enroll on the first day of any month, provided that they have been employed for at least six months. Subject to the rules for maintaining the tax status of the 401(k) Plan, an additional company contribution may be made at our discretion, as determined by the Board of Directors. The discretionary contributions made to the plan vest over a three year period. We recorded approximately $895 thousand for matching contributions and no discretionary contributions during 2016.

Compensation of Board Members

The compensation of the Company’s non-employee directors is described below.

Board Fees. Beginning with the third quarter of 2016, the non-employee directors are paid $30,000 per quarter, which includes up to 35 meetings per year and constitutes all fees for board and committee meetings, chairmanships, lead director roles and any other special meetings.  If there are more than 35 meetings during a year, then additional compensation will be awarded as determined by the Compensation Committee. Prior to the third quarter of 2016, the Company’s non-employee directors were paid the following fees: (i) an annual fee of $40,000; (ii) a meeting fee of $2,500; (iii) for services on the Audit Committee, the Compensation Committee and the Corporate Governance Committee, fees of $2,500, $1,000 and $1,000, respectively, per meeting; (iv) an annual fee payable to the chairperson of each of the Audit Committee, the Compensation Committee and the Corporate Governance Committee of $20,000, $5,000 and $5,000, respectively; and (v) an annual fee payable to the lead independent director of $10,000.

Equity Awards. Non-employee directors typically receive an annual equity award of options to purchase shares of the Company’s common stock (the “Director Stock Options”), or instead, at the election of the individual director, a number of shares of restricted Company common stock equal in value to the number of Director Stock Options (based on the binomial value of the Director Stock Options) not taken by such director.  Director Stock Options and any substitute shares of restricted Company common stock typically vest in three (3) equal annual installments beginning on the first anniversary of the date of grant.

Deferred Stock Unit Awards.  The Company maintains a Non-Employee Director Deferred Stock Unit Award Program (the “DSU Program”), which provides for the grant of deferred stock units (“DSUs”) to non-employee directors pursuant to the 2010 Plan. Each DSU grant vests in substantially equal annual installments over three (3) years, commencing with the first anniversary of the date of grant, subject to the director’s continued service on the Board. Upon vesting, the DSUs continue to be held in the director’s stock account until payment becomes due after termination of service on the Board. When a director ceases to be a member of the Board, all DSUs that remain unvested terminate and are forfeited. Dividends and other distributions on DSUs are credited to the director’s stock account as if such DSUs were actual shares of common stock issued and outstanding. No interest is credited on stock amounts. Dividends and distributions are converted, based on fair market value of the common stock, into DSUs and credited to the director’s stock account. The Board, in its sole discretion, may waive vesting and forfeiture of DSUs. In the event of a change in control, all outstanding DSUs are fully vested. Directors receive a distribution of stock within thirty (30) days after the date the director no longer serves on the Board. The distribution will consist of one share of common stock for each DSU. Any shares of common stock issued are issued under the 2010 Plan.

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

Set forth below is the compensation earned by our non-employee directors during 2016. Compensation of Messrs. Tomkinson and Ashmore is reported under “Executive Compensation”; they received no additional compensation for their services as directors.

Director Compensation For 2016

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Option Awards ($)(1)(3)	Total ($)
James Walsh	$117,500	87,000	—	204,500
Frank P. Filipps	$122,000	—	79,480	201,480
Stephan R. Peers	$113,500	—	79,480	192,980
Leigh J. Abrams	$114,000	—	79,480	193,480

(1)                                 The amounts disclosed reflect the full grant date fair values in accordance with FASB ASC Topic 718. For assumptions used in calculation of the awards, see “Note 17—Share Based Payments and Employee Benefit Plans” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

(2)                                 On July 19, 2016, James Walsh was granted 5,000 deferred stock units pursuant to the Non-Employee Director Deferred Stock Unit Award Program. The deferred stock units vest in three equal annual installments, commencing with the first anniversary of the date of grant, subject to the director’s continued service on the Board. The settlement of the deferred stock units and distribution of shares are further described above. As of December 31, 2016, the following deferred stock units were outstanding:

Name	Vested DSUs	Unvested DSUs
James Walsh	28,250	5,000
Frank P. Filipps	19,500	—
Stephan R. Peers	19,500	—
Leigh J. Abrams	13,500	—

(3)                                 On July 19, 2016, each director, except James Walsh who received 5,000 deferred stock units, was granted an option to purchase 10,000 shares of common stock with an exercise price of $17.40 per share. The options vest in three (3) equal annual installments beginning on the first anniversary of the date of grant. As of December 31, 2016, the directors held the following options:

Name	Option Awards: Number of Securities Underlying Options (#)	Exercise Price of Option Awards ($)	Expiration Date
Frank P. Filipps	6,000	2.73	12/3/2020
	7,500	5.39	7/22/2024
	10,000	20.50	7/21/2025
	10,000	17.40	7/19/2026

Stephan R. Peers	4,000	2.73	12/3/2020
	7,500	5.39	7/22/2024
	10,000	20.50	7/21/2025
	10,000	17.40	7/19/2026

Leigh J. Abrams	6,000	2.73	12/3/2020
	12,000	13.81	11/27/2022
	7,500	5.39	7/22/2024
	10,000	20.50	7/21/2025
	10,000	17.40	7/19/2026

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

The Board of Directors encourages management to promote a corporate culture that incorporates risk management into the Company’s corporate strategy and day-to-day business operations. The Board of Directors also continually works, with the input of the Company’s executive officers, to assess and analyze the most likely areas of future risk for the Company.

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us with respect to beneficial ownership of our common stock as of April 27, 2017 by (i) each director, (ii) each named executive officer, (iii) each person known to us to beneficially own more than five percent of our common stock, and (iv) all directors and executive officers as a group. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days of April 27, 2017 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the ownership percentage of any other person. Unless otherwise indicated in the footnotes to the table, the beneficial owners named have, to our knowledge, sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Richard H. Pickup (2)	5,179,779	24.6%
Todd M. Pickup (3)	2,949,913	14.1%
Talkot Capital, LLC (4)	2,777,031	13.6%
Joseph R Tomkinson (5)	373,892	1.8%
William S Ashmore (6)	201,779	1.0%
Ron Morrison (7)	96,793	*
Todd R. Taylor (8)	84,259	*
James Walsh (9)	33,627	*
Leigh J Abrams (10)	59,044	*
Stephan R Peers (11)	48,277	*
Frank P Filipps (12)	40,144	*
Directors and executive officers as a group (8 persons) (13)	937,815	4.5%

*Indicates less than 1%

(1)         Except as otherwise noted, all named beneficial owners can be contacted at 19500 Jamboree Road, Irvine, California 92612.

(2)         According to a Schedule 13D/A filed with the SEC on April 21, 2017, (i) 2,354,146 shares are owned directly by RHP Trust, dated May 31, 2011 (the “Trust”), 100,000 shares are owned by Mr. Pickup and held in an individual retirement account, and the Trust has the right to acquire 639,535 shares at any time by converting into such shares the outstanding principal balance of Convertible Promissory Notes Due 2020 issued to the Trust, at the initial conversion price of $21.50 per share, and (ii) 1,191,153 shares are owned directly by Dito Caree LP, and 894,945 shares are owned directly by Dito Devcar LP, each of which Gamebusters, Inc. is the sole general partner with Mr. Pickup is its sole officer and director.. Mr. Pickup has sole investment and voting power. The stockholder’s and the Trust’s address is 2532 Dupont Drive, Irvine, California 92612.

(3)         According to a Schedule 13G/A filed on February 9, 2016 and subsequent filings pursuant to Section 16 of the Exchange Act, the share amount consists of (A) (i) 100,000 shares owned directly by Mr. Pickup; (ii) 294,446 shares owned by Pickup Grandchildren’s Trust; (iii) 100,000 shares owned directly by Pickup Living Trust; (iv) 1,793,796 shares owned directly by Vintage Trust II, dated July 19, 2007, (the “Trust”); and (v) 456,117 shares that the Trust has the right to acquire at any time by converting into such shares the outstanding principal balance of Convertible Promissory Notes Due 2020 issued to the Trust, at the initial conversion price of $21.50 per share, all of which Mr. Pickup exercises sole investment and voting power, and (B) 100,000 shares owned directly by Plus Four Equity Partners, L.P. and 50,000 shares owned directly by Vintage Trust, dated October 28, 1993, which Mr. Pickup shares investment and voting power. The stockholder’s address is 2532 Dupont Drive, Irvine, California 92612.

(4)         According to a Schedule 13G/A filed with the SEC on April 20, 2017, consists of 1,598,394 shares held by Talkot Fund, L.P., over which it has sole voting and dispositive power, and 1,178,637 shares held by Thomas B. Akin, over which he has sole voting and dispositive power.  Talkot Capital, LLC acts as an investment adviser to certain private pooled investment vehicles.  Talkot Capital, by virtue of investment advisory agreements with these pooled investment vehicles, has investment and voting power over securities owned of record by these pooled investment vehicles.  Despite their delegation of investment and voting power to Talkot Capital, under Rule 13d-3 of the Securities Exchange Act of 1934, these pooled investment vehicles may be deemed the beneficial owner of the securities they own of record because they have the right to acquire investment and voting power, and have dispositive power, through termination of the investment advisory agreements with Talkot Capital.  Talkot Capital may be deemed the beneficial owner of the securities covered by this statement under Rule 13d-3 of the Act.  None of the securities are owned of record by Talkot Capital, and Talkot Capital disclaims any beneficial interest in such securities.  Thomas B. Akin is the Managing Member of the General Partner, Talkot Capital, LLC. The principal business address is 2400 Bridgeway, Suite 300, Sausalito, CA 94965.

(5)         Represents (i) 7,854 shares of common stock, (ii) 215,400 shares held in trust with Mr. Tomkinson as trustee and (iii) options to purchase an aggregate of 150,638 shares.

(6)         Represents (i) 6,495 shares of common stock, (ii) 87,967 shares held in trust with Mr. Ashmore as trustee, and (iii) options to purchase an aggregate of 107,317 shares.

(7)         Represents (i) 14,892 shares of common stock, (ii) options to purchase an aggregate of 81,901 shares.

(8)         Represents (i) 358 shares of common stock and (ii) options to purchase an aggregate of 83,901 shares.

(9)         Represents (i) 5,377 shares of common stock and (ii) 28,250 shares with respect to vested deferred stock units.

(10)  Represents (i) 16,710 shares of common stock, (ii) options to purchase an aggregate of 28,834 shares, and (iii) 13,500 shares with respect to vested deferred stock units.

(11)  Represents (i) 13,943 shares of common stock, (i) options to purchase an aggregate of 14,834 shares, and (ii) 19,500 shares with respect to vested deferred stock units.

(12)  Represents (i) 3,810 shares of common stock, (ii) options to purchase an aggregate of 16,834 shares, and (iii) 19,500 shares with respect to vested deferred stock units.

(13)  Includes (i) options to purchase an aggregate of 484,259 shares and (ii) an aggregate of 80,750 shares with respect to vested deferred stock units.

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

As a result of the approval of the 2010 Plan by the Company’s stockholders, the Company’s 2001 Stock Plan was frozen and no further grants or awards are under such plan. Further, all outstanding awards under the 2001 Stock Option, Deferred Stock and Restricted Stock Plan and are deemed to be awards granted and outstanding under the 2010 Plan (the “Assumed Options”). To the extent any of the Assumed Options are forfeited or canceled, shares of common stock underlying those options will not be available for new awards under the 2010 Plan.

The following table summarizes our equity compensation plan information as of December 31, 2016 with respect to outstanding awards and shares remaining available for issuance under our Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options (A) (1)	Weighted-average exercise price of outstanding options (B) ($)	Number of securities remaining available for future issuance (excluding securities in col A) (C)
2010 Omnibus Incentive Plan approved by stockholders	1,391,327	13.37	39,380
Equity compensation plans not approved by stockholders	—	—	—
Total

(1)  As of December 31, 2016, there were also 85,750 deferred stock units outstanding at a weighted average grant value of $9.83 per unit under the 2010 Plan, which amount represents 171,500 shares charged against the number of shares available for the grant of awards under the 2010 Plan.  Pursuant to the 2010 Plan, shares of common stock awarded as restricted shares, restricted units, performance awards or other stock-based awards are charged as two shares against the number of shares of common stock available for the grant of awards under the 2010 Plan.

ITEM 13.                                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any immediate family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the beginning of our last fiscal year, in which the amount involved in the transaction exceeded or exceeds $120,000 since the beginning of the last fiscal year.

During 2016, Allison Ashmore (Account Executive) and Meagan Ashmore (AVP Client Management), daughters of William Ashmore, the Company’s President and Director, earned $253,841 and $147,912, respectively in salary, bonus and auto allowance, and Ben Tomkinson (Account Executive) and Sedamar Fitzgerald (Relationship Manager), son and sister-in-law of Joseph Tomkinson, the Company’s Chairman of the Board and Chief Executive Officer, earned $130,542 and $120,066, respectively, in salary and bonus. In addition, all participated in the employee health care benefit plans available to all employees of the Company.

The Company provides a fringe benefit associated with an executive retention plan by which the Company pledges a portion of the collateral needed to finance premiums from a third party lender for life insurance policies in the amount of $6 million, $5 million and $4 million for trusts of which the family members of Mr. Ashmore, Mr. Morrison and Mr. Taylor, respectively, are the beneficiaries. As of December 31, 2016, the Company posted collateral of $700,000, $583,333 and $466,667 for each trust, respectively.

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

Registered Direct Public Offering

On April 18, 2017, in connection with the Company’s registered direct public offering, Richard H. Pickup, Todd M. Pickup and Talkot Capital LLC and their respective affiliates purchased 1,579,779 shares, 394,945 shares, and 1,974,724 shares of common stock, respectively, at a purchase price per share of $12.66.

Policies and Procedures

Pursuant to our Code of Business Conduct and Ethics, directors and officers must notify the General Counsel or the Chairman of our Audit Committee of the existence of any actual or potential conflict of interest. The Audit Committee, as described in its charter, reviews reports and disclosures of insider and affiliated party transactions or other conflicts of interest.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee currently consists of three directors, James Walsh (Chairman), Leigh J. Abrams and Stephan R. Peers.  None of these individuals was one of our officers or employees during 2016 or had any relationship with us requiring disclosure under Item 404 of Regulation S-K. None of our current executive officers served as a member of the board of directors or the compensation committee of any other entity that has or has had one or more executive officers serving as a member of our Board or Compensation Committee.

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

ITEM 14.                                         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

During the year ended December 31, 2016, Squar Milner LLP served as our independent registered public accounting firm and provided certain tax and other services. The following table sets forth the aggregate fees billed to us by Squar Milner LLP for the years ended December 31, 2016 and 2015.

	For the Year Ended December 31,
	2016	2015
Audit fees	$1,015,200	$889,920
Audit-related fees (1)	102,600	154,136
Tax fees (2)	43,916	8,523
All other fees (3)	—	—
Total	$1,161,716	$1,052,579

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

Pre-Approval Policies and Procedures for Audit and Non-Audit Services

The Audit Committee pre-approves all auditing services and permitted non-audit services, including the fees and terms thereof, to be performed by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee may form and delegate authority to subcommittees consisting of one or more members of the Audit Committee when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full Audit Committee at its next scheduled meeting. In pre-approving the services in 2016 and 2015 under audit related fees, tax fees or all other fees, the Audit Committee did not rely on the de minimis exception to the SEC pre-approval requirements.

PART IV

ITEM 15.              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits

The exhibits listed on the accompanying Exhibit Index are incorporated by reference into this Item 15 of this Annual Report on Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on the 28th day of April 2017.

IMPAC MORTGAGE HOLDINGS, INC.

by:	/s/ JOSEPH R. TOMKINSON
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