Form 10-Q
period 2017-03-31
IMPAC MORTGAGE HOLDINGS INC
filed 2017-05-09
CIK 1000298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☐
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

There were 20,448,947 shares of common stock outstanding as of May 5, 2017.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1.CONSOLIDATED FINANCIAL STATEMENTS

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Cash and cash equivalents	$19,531	$40,096
Restricted cash	5,956	5,971
Mortgage loans held-for-sale	434,322	388,422
Finance receivables	37,556	62,937
Mortgage servicing rights	141,586	131,537
Securitized mortgage trust assets	3,911,676	4,033,290
Goodwill	104,938	104,938
Intangible assets, net	24,729	25,778
Deferred tax asset, net	24,420	24,420
Other assets	46,644	46,345
Total assets	$4,751,358	$4,863,734
LIABILITIES
Warehouse borrowings	$441,832	$420,573
MSR financing facility	35,133	—
Convertible notes	24,967	24,965
Contingent consideration	24,498	31,072
Long-term debt	50,044	47,207
Securitized mortgage trust liabilities	3,892,668	4,017,603
Term financing	—	29,910
Other liabilities	46,019	61,364
Total liabilities	4,515,161	4,632,694

Commitments and contingencies (See Note 10)

STOCKHOLDERS’ EQUITY
Series A-1 junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none issued or outstanding	—	—
Series B 9.375% redeemable preferred stock, $0.01 par value; liquidation value $16,640; 2,000,000 shares authorized, 665,592 noncumulative shares issued and outstanding as of March 31, 2017 and December 31, 2016	7	7
Series C 9.125% redeemable preferred stock, $0.01 par value; liquidation value $35,127; 5,500,000 shares authorized; 1,405,086 noncumulative shares issued and outstanding as of March 31, 2017 and December 31, 2016	14	14
Common stock, $0.01 par value; 200,000,000 shares authorized; 16,025,483 and 16,019,983 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	160	160
Additional paid-in capital	1,168,655	1,168,125
Net accumulated deficit:
Cumulative dividends declared	(822,520)	(822,520)
Retained deficit	(110,119)	(114,746)
Net accumulated deficit	(932,639)	(937,266)
Total stockholders’ equity	236,197	231,040
Total liabilities and stockholders’ equity	$4,751,358	$4,863,734

See accompanying notes to unaudited consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
Revenues:
Gain on sale of loans, net	$37,319	$53,869
Real estate services fees, net	1,633	2,100
Servicing income, net	7,320	2,088
Loss on mortgage servicing rights, net	(977)	(10,910)
Other	47	152
Total revenues	45,342	47,299
Expenses:
Personnel expense	24,919	23,965
Business promotion	10,231	9,191
General, administrative and other	8,023	7,162
Accretion of contingent consideration	845	1,895
Change in fair value of contingent consideration	539	2,942
Total expenses	44,557	45,155
Operating income	785	2,144

Other income (expense):
Interest income	61,584	69,327
Interest expense	(61,138)	(69,428)
Change in fair value of long-term debt	(2,497)	—
Change in fair value of net trust assets, including trust REO (losses) gains	6,319	(627)
Total other income (expense)	4,268	(728)
Earnings before income taxes	5,053	1,416
Income tax expense	426	435
Net earnings	$4,627	$981
Earnings per common share :
Basic	$0.29	$0.09
Diluted	0.29	0.08

See accompanying notes to unaudited consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

	Preferred		Common		Additional	Cumulative		Total
	Shares	Preferred	Shares	Common	Paid-In	Dividends	Retained	Stockholders’
	Outstanding	Stock	Outstanding	Stock	Capital	Declared	Deficit	Equity
Balance, December 31, 2016	2,070,678	$21	16,019,983	$160	$1,168,125	$(822,520)	$(114,746)	$231,040

Proceeds and tax benefit from exercise of stock options	—	—	5,500	—	30	—	—	30
Stock based compensation	—	—	—	—	500	—	—	500
Net earnings	—	—	—	—	—	—	4,627	4,627
Balance, March 31, 2017	2,070,678	$21	16,025,483	$160	$1,168,655	$(822,520)	$(110,119)	$236,197

See accompanying notes to unaudited consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$4,627	$981
Loss on sale of mortgage servicing rights	414	620
Change in fair value of mortgage servicing rights	1,122	10,920
Gain on sale of mortgage loans	(31,595)	(38,118)
Change in fair value of mortgage loans held-for-sale	(5,203)	(11,185)
Change in fair value of derivatives lending, net	(79)	(5,176)
(Recovery) provision for repurchases	(1,666)	379
Origination of mortgage loans held-for-sale	(1,580,019)	(2,349,246)
Sale and principal reduction on mortgage loans held-for-sale	1,558,851	2,077,141
Losses (gains) from REO	(1,533)	1,140
Change in fair value of net trust assets, excluding REO	(4,786)	(1,256)
Change in fair value of long-term debt	2,497	—
Accretion of interest income and expense	25,550	33,646
Amortization of intangible and other assets	1,192	1,192
Accretion of contingent consideration	845	1,895
Change in fair value of contingent consideration	539	2,942
Amortization of debt issuance costs and discount on note payable	100	211
Stock-based compensation	500	448
Impairment of deferred charge	276	424
Excess tax benefit from share based compensation	12	—
Net change in restricted cash	15	(1,304)
Net change in other assets and liabilities	(13,825)	3,629
Net cash used in operating activities	(42,166)	(270,717)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in securitized mortgage collateral	182,824	131,109
Proceeds (repayments of) from the sale of mortgage servicing rights	481	(620)
Finance receivable advances to customers	(183,613)	(151,404)
Repayments of finance receivables	208,994	145,593
Net change in mortgages held-for-investment	—	44
Purchase of premises and equipment	(291)	(61)
Net principal change on investment securities available-for-sale	—	12
Proceeds from the sale of REO	6,859	10,229
Net cash provided by investing activities	215,254	134,902

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	—	2,079
Borrowings under MSR financing	35,133	—
Repayment of warehouse borrowings	(1,498,519)	(1,993,732)
Borrowings under warehouse agreement	1,519,778	2,292,244
Repayment of term financing	(30,000)	—
Payment of acquisition related contingent consideration	(7,958)	(4,144)
Repayment of securitized mortgage borrowings	(211,895)	(174,436)
Principal payments on capital lease	(101)	(153)
Debt issuance costs	(100)	—
Tax payments on stock based compensation awards	(21)	—
Proceeds from exercise of stock options	30	—
Net cash (used in) provided by financing activities	(193,653)	121,858
Net change in cash and cash equivalents	(20,565)	(13,957)
Cash and cash equivalents at beginning of period	40,096	32,409
Cash and cash equivalents at end of period	$19,531	$18,452

NON-CASH TRANSACTIONS:
Transfer of securitized mortgage collateral to real estate owned	$2,267	$10,533
Mortgage servicing rights retained from loan sales and issuance of mortgage backed securities	12,066	18,822
Common stock issued upon conversion of debt	—	20,000

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

The Company’s operations include the mortgage lending operations and real estate services conducted by IRES and IMC and the long-term mortgage portfolio (residual interests in securitizations reflected as net trust assets and liabilities in the consolidated balance sheets) conducted by IMH.  IMC’s mortgage lending operations include the activities of CashCall Mortgage (CCM).

Financial Statement Presentation

The accompanying unaudited consolidated financial statements of IMH and its subsidiaries (as defined above) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These interim period condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the United States Securities and Exchange Commission (SEC).

All significant intercompany balances and transactions have been eliminated in consolidation. In addition, certain amounts in the prior periods’ consolidated financial statements have been reclassified to conform to the current period presentation.

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

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes". The amendments in ASU 2015-17 eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments in this ASU are effective for public business entities for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The amendments may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company adopted this change prospectively on January 1, 2017 and the adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting". ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016.  The Company adopted this change prospectively on January 1, 2017 and did not adjust prior periods.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. The update amends the guidance in Accounting Standards Codification 230,  Statement of Cash Flows , and clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows with the objective of reducing the existing diversity in practice related to eight specific cash flow issues. The amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

Note 2.—Mortgage Loans Held-for-Sale

A summary of the unpaid principal balance (UPB) of mortgage loans held-for-sale by type is presented below:

	March 31,	December 31,
	2017	2016
Government (1)	$153,905	$146,305
Conventional (2)	148,653	168,581
Other (3)	115,726	62,701
Fair value adjustment (4)	16,038	10,835
Total mortgage loans held for sale	$434,322	$388,422

(1)	Includes all government-insured loans including Federal Housing Administration (FHA), Veterans Affairs (VA) and United States Department of Agriculture (USDA).
(2)	Includes loans eligible for sale to Federal National Mortgage Association (Fannie Mae or FNMA) and Federal Home Loan Mortgage Corporation (Freddie Mac or FHLMC).
(3)	Includes NonQM and Jumbo loans.
(4)	Changes in fair value are included in gain on sale of loans, net in the accompanying consolidated statements of operations.

Gain on mortgage loans held-for-sale (LHFS), included in gain on sale of loans, net in the consolidated statements of operations, is comprised of the following for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended
	March 31,
	2017	2016
Gain on sale of mortgage loans	$38,240	$59,212
Premium from servicing retained loan sales	12,066	18,822
Unrealized (losses) gains from derivative financial instruments	(1,145)	4,945
Realized gains (losses) from derivative financial instruments	1,125	(8,457)
Mark to market gain on LHFS	5,203	11,185
Direct origination expenses, net	(19,836)	(31,459)
Recovery (provision) for repurchases	1,666	(379)
Total gain on sale of loans, net	$37,319	$53,869

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

The following table summarizes the activity of MSRs for the three months ended March 31, 2017 and year ended December 31, 2016:

	March 31,	December 31,
	2017	2016
Balance at beginning of period	$131,537	$36,425
Additions from servicing retained loan sales	12,066	128,273
Reductions from bulk sales (1)	(895)	(8,773)
Changes in fair value (2)	(1,122)	(24,388)
Fair value of MSRs at end of period	$141,586	$131,537

(1)	In the first quarter of 2017, the Company sold all but a small portion of our NonQM MSRs.
(2)	Changes in fair value are included within loss on mortgage servicing rights, net in the accompanying consolidated statements of operations.

At March 31, 2017 and December 31, 2016, the outstanding principal balance of the mortgage servicing portfolio was comprised of the following:

	March 31,	December 31,
	2017	2016
Government insured	$1,737,753	$1,359,569
Conventional (1)	11,501,180	10,815,998
NonQM	2,975	175,955
Total loans serviced	$13,241,908	$12,351,522

(1)

As of March 31, 2017, $6.5 billion of FNMA Conventional servicing rights have been pledged as collateral and subject to an acknowledgement agreement as part of the MSR Financing. (See Note 4. — Debt – MSR Financing.)

The table below illustrates hypothetical changes in fair values of MSRs, caused by assumed immediate changes to key assumptions that are used to determine fair value. See Note 6.—Fair Value of Financial Instruments for a description of the key assumptions used to determine the fair value of MSRs.

	March 31,	December 31,
Mortgage Servicing Rights Sensitivity Analysis	2017	2016
Fair value of MSRs	$141,586	$131,537
Prepayment Speed:
Decrease in fair value from 10% adverse change	(2,278)	(4,956)
Decrease in fair value from 20% adverse change	(4,818)	(9,593)
Decrease in fair value from 30% adverse change	(7,558)	(13,940)
Discount Rate:
Decrease in fair value from 10% adverse change	(5,301)	(4,927)
Decrease in fair value from 20% adverse change	(10,232)	(9,511)
Decrease in fair value from 30% adverse change	(14,829)	(13,786)

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

Loss on mortgage servicing rights is comprised of the following for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended
	March 31,
	2017	2016
Change in fair value of mortgage servicing rights	$(1,122)	$(10,920)
Loss on sale of mortgage servicing rights	(414)	(620)
Realized and unrealized gains from hedging instruments	559	630
Loss on mortgage servicing rights, net	$(977)	$(10,910)

Servicing income, net is comprised of the following for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended
	March 31,
	2017	2016
Contractual servicing fees	$8,366	$2,633
Late and ancillary fees	85	34
Subservicing and other costs	(1,131)	(579)
Servicing income, net	$7,320	$2,088

Loans Eligible for Repurchase from GNMA

The Company routinely sells loans in GNMA guaranteed mortgage‑backed securities (MBS) by pooling eligible loans through a pool custodian and assigning rights to the loans to GNMA. When these GNMA loans are initially pooled and securitized, the Company meets the criteria for sale treatment and de-recognizes the loans. The terms of the GNMA MBS program allow, but do not require, the Company to repurchase mortgage loans when the borrower has made no payments for three consecutive months. When the Company has the unconditional right, as servicer, to repurchase GNMA pool loans it has previously sold and are more than 90 days past due, the Company then re-recognizes the loans on its consolidated balance sheets in other assets, at their unpaid principal balances and records a corresponding liability in other liabilities in the consolidated balance sheets.  At March 31, 2017 and December 31, 2016, loans eligible for repurchase from GNMA total $12.2 million and $9.9 million, respectively.

Note 4.—Debt

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

The following table presents certain information on warehouse borrowings and related accrued interest for the periods indicated:

	Maximum	Balance Outstanding At
	Borrowing	March 31,	December 31,
	Capacity	2017	2016	Maturity Date
Short-term borrowings:
Repurchase agreement 1	$150,000	$63,379	$106,609	June 16, 2017
Repurchase agreement 2	25,000	12,493	44,761	May 28, 2017
Repurchase agreement 3 (1)	225,000	168,188	125,320	December 22, 2017
Repurchase agreement 4 (2)	250,000	51,708	52,067	February 27, 2018
Repurchase agreement 5 (3)	100,000	88,212	56,655	March 31, 2018
Repurchase agreement 6	200,000	57,852	35,161	June 30, 2017
Total warehouse borrowings	$950,000	$441,832	$420,573

(1)	As of March 31, 2017 and December 31, 2016, $37.6 million and $62.9 million, respectively, are attributable to finance receivables made to the Company’s warehouse customers.
(2)	In February 2017, the lender granted the Company an increase in the maximum borrowing capacity to $250.0 million and extended the maturity date to February 27, 2018.
(3)	In March 2017, the maturity date of the line was extended to March 31, 2018.

MSR Financing

On February 10, 2017, IMC (Borrower), a subsidiary of the Company, entered into a Loan and Security Agreement (Agreement) with a lender (Lender) providing for a revolving loan commitment of $40.0 million for a period of two years (MSR Financing).  The Borrower is able to borrow up to 55% of the fair market value of Fannie Mae pledged servicing rights.  Upon the two year anniversary of the Agreement, any amounts outstanding will automatically be converted into a term loan due and payable in full on the one year anniversary of the conversion date.  Interest payments are payable monthly and accrue interest at the rate per annum equal to one-month LIBOR plus 4.0% (4.8% at March 31, 2017) and the balance of the obligation  may be prepaid at any time.   The Borrower initially drew down $35.1 million, and used a portion of the proceeds to pay off the Term Financing (approximately $30.1 million) originally entered into in June 2015 as discussed below.   The Borrower also paid the Lender an origination fee of $100 thousand, which is deferred and amortized over the life of the MSR Financing.

Term Financing

In June 2015, the Company and its subsidiaries (IRES, IMC and Impac Warehouse Lending, Inc. (IWLI), collectively the Borrowers) entered into a Loan Agreement with a lender pursuant to which the Creditor provided to the Borrowers a term loan in the aggregate principal amount of $30.0 million (Term Financing) due and payable on December 19, 2016, which could have been extended to December 18, 2017 at the Creditors’s discretion.    In June 2016, the maturity of the Term Financing was extended to June 16, 2017 and the Company paid an additional $100 thousand extension fee, which was deferred and amortized over the life of the Term Financing.  Interest on the Term Financing was payable monthly and accrued at a rate of one-month LIBOR plus 8.5% per annum.  In February 2017, the proceeds from the MSR Financing were used to pay off the Term Financing.

Convertible Notes

In January 2016, pursuant to the terms of the $20.0 million Convertible Promissory Notes issued in April 2013 (the Notes), the Company exercised its option to convert the Notes to common stock. The conversion resulted in the Company issuing an aggregate of 1,839,080 shares of common stock in February 2016, at a conversion price of $10.875 per share. As a result of the transaction, the Company converted $20.0 million of debt into equity and paid interest through April 2016. No gain or loss was recorded as a result of the transaction.

In May 2015, the Company issued an additional $25.0 million Convertible Promissory Notes (2015 Convertible Notes). The 2015 Convertible Notes mature on or before May 9, 2020 and accrue interest at a rate of 7.5% per annum, to be paid quarterly. The Company had approximately $50 thousand in transaction costs which are deferred and amortized over the life of the 2015 Convertible Notes.

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

Note 5.—Securitized Mortgage Trusts

Securtized Mortgage Trust Assets

Securitized mortgage trust assets, which are recorded at their estimated fair value (FMV), are comprised of the following at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
Securitized mortgage collateral	$3,903,336	$4,021,891
REO	8,340	11,399
Total securitized mortgage trust assets	$3,911,676	$4,033,290

Securitized Mortgage Trust Liabilities

Securitized mortgage trust liabilities, which are recorded at their estimated FMV, are comprised of the following at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
Securitized mortgage borrowings	$3,892,668	$4,017,603
Derivative liabilities, securitized trusts	—	—
Total securitized mortgage trust liabilities	$3,892,668	$4,017,603

Changes in fair value of net trust assets, including trust REO losses are comprised of the following for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended
	March 31,
	2017	2016
Change in fair value of net trust assets, excluding REO	$4,786	$513
Gains (losses) from REO	1,533	(1,140)
Change in fair value of net trust assets, including trust REO gains (losses)	$6,319	$(627)

Note 6.—Fair Value of Financial Instruments

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

FASB ASC 825 requires disclosure of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate such fair values. The following table presents the estimated fair value of financial instruments included in the consolidated financial statements as of the dates indicated:

	March 31, 2017				December 31, 2016
	Carrying	Estimated Fair Value			Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$19,531	$19,531	$—	$—	$40,096	$40,096	$—	$—
Restricted cash	5,956	5,956	—	—	5,971	5,971	—	—
Mortgage loans held-for-sale	434,322	—	434,322	—	388,422	—	388,422	—
Finance receivables	37,556	—	37,556	—	62,937	—	62,937	—
Mortgage servicing rights	141,586	—	—	141,586	131,537	—	—	131,537
Derivative assets, lending, net	12,333	—	—	12,333	11,169	—	—	11,169
Securitized mortgage collateral	3,903,336	—	—	3,903,336	4,021,891	—	—	4,021,891

Liabilities
Warehouse borrowings	$441,832	$—	$441,832	$—	$420,573	$—	$420,573	$—
MSR financing facility	35,133	—	—	35,133	—	—	—	—
Term financing	—	—	—	—	29,910	—	—	29,910
Convertible notes	24,967	—	—	24,967	24,965	—	—	24,965
Contingent consideration	24,498	—	—	24,498	31,072	—	—	31,072
Long-term debt	50,044	—	—	50,044	47,207	—	—	47,207
Securitized mortgage borrowings	3,892,668	—	—	3,892,668	4,017,603	—	—	4,017,603
Derivative liabilities, lending, net	1,422	—	1,422	—	336	—	336	—

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

MSR financing carrying amount approximates fair value as the underlying facility bears interest at a rate that is periodically adjusted based on a market index.

Term financing structured debt had a maturity of less than one year. The term financing was recorded at amortized cost. The carrying amount approximated fair value due to the short-term nature of the liability and did not present unanticipated interest rate or credit concerns.

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

As a result of the lack of observable market data resulting from inactive markets, the Company has classified its investment securities available-for-sale, mortgage servicing rights, securitized mortgage collateral and borrowings, derivative assets and liabilities (trust and IRLCs), and long-term debt as Level 3 fair value measurements. Level 3 assets and liabilities measured at fair value on a recurring basis were approximately 90% and 99% and 92% and 99%, respectively, of total assets and total liabilities measured at estimated fair value at March 31, 2017 and December 31, 2016.

Recurring Fair Value Measurements

The Company assesses the financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by ASC Topic 810. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the beginning of the reporting period. There were no material transfers between our Level 1 and Level 2 classified instruments during the three months ended March 31, 2017.

The following tables present the Company’s assets and liabilities that are measured at estimated fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option at March 31, 2017 and December 31, 2016, based on the fair value hierarchy:

	Recurring Fair Value Measurements
	March 31, 2017			December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Mortgage loans held-for-sale	$—	$434,322	$—	$—	$388,422	$—
Derivative assets, lending, net (1)	—	—	12,333	—	—	11,169
Mortgage servicing rights	—	—	141,586	—	—	131,537
Securitized mortgage collateral	—	—	3,903,336	—	—	4,021,891
Total assets at fair value	$—	$434,322	$4,057,255	$—	$388,422	$4,164,597
Liabilities
Securitized mortgage borrowings	$—	$—	$3,892,668	$—	$—	$4,017,603
Long-term debt	—	—	50,044	—	—	47,207
Contingent consideration	—	—	24,498	—	—	31,072
Derivative liabilities, lending, net (1)	—	1,422	—	—	336	—
Total liabilities at fair value	$—	$1,422	$3,967,210	$—	$336	$4,095,882

(1)

At March 31, 2017 and December 31, 2016, derivative assets, lending, net included $12.3 million and $11.2 million, respectively, of IRLCs and is included in other assets in the accompanying consolidated balance sheets. At March 31, 2017 and December 31, 2016, derivative liabilities, lending, net included $1.4 million and $336 thousand, respectively, in Hedging Instruments and is included in other liabilities in the accompanying consolidated balance sheets.

The following tables present reconciliations for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2017 and 2016:

	Level 3 Recurring Fair Value Measurements
	For the Three Months Ended March 31, 2017
				Derivative
	Investment			liabilities,		Interest
	securities	Securitized	Securitized	net,	Mortgage	rate lock	Long-
	available-	mortgage	mortgage	securitized	servicing	commitments,	term	Contingent
	for-sale	collateral	borrowings	trusts	rights	net	debt	consideration
Fair value, December 31, 2016	$—	$4,021,891	$(4,017,603)	$—	$131,537	$11,169	$(47,207)	$(31,072)
Total gains (losses) included in earnings:
Interest income (1)	—	15,484	—	—	—	—	—	—
Interest expense (1)	—	—	(40,695)	—	—	—	(340)	—
Change in fair value	—	51,052	(46,266)	—	(1,122)	1,164	(2,497)	(1,384)
Total gains (losses) included in earnings	—	66,536	(86,961)	—	(1,122)	1,164	(2,837)	(1,384)
Transfers in and/or out of Level 3	—	—	—	—	—	—	—	—
Purchases, issuances and settlements:
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	12,066	—	—	—
Settlements	—	(185,091)	211,896	—	(895)	—	—	7,958
Fair value, March 31, 2017	$—	$3,903,336	$(3,892,668)	$—	$141,586	$12,333	$(50,044)	$(24,498)
Unrealized gains (losses) still held (2)	$—	$(825,087)	$2,977,521	$—	$141,586	$12,333	$20,719	$(24,498)

(1)

Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. Net interest income, including cash received and paid, was $2.1 million for three months ended March 31, 2017. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations is primarily from contractual interest on the securitized mortgage collateral and borrowings.

(2)	Represents the amount of unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held and reflected in the fair values at March 31, 2017.

	Level 3 Recurring Fair Value Measurements
	For the Three Months Ended March 31, 2016
				Derivative
	Investment			liabilities,		Interest
	securities	Securitized	Securitized	net,	Mortgage	rate lock	Long-
	available-	mortgage	mortgage	securitized	servicing	commitments,	term	Contingent
	for-sale	collateral	borrowings	trusts	rights	net	debt	consideration
Fair value, December 31, 2015	$26	$4,574,919	$(4,578,657)	$(1,669)	$36,425	$9,184	$(31,898)	$(48,079)
Total gains (losses) included in earnings:
Interest income (1)	1	17,642	—	—	—	—	—	—
Interest expense (1)	—	—	(51,046)	—	—	—	(243)	—
Change in fair value	8	(86,362)	86,960	(93)	(10,920)	6,291	—	(4,836)
Total gains (losses) included in earnings	9	(68,720)	35,914	(93)	(10,920)	6,291	(243)	(4,836)
Transfers in and/or out of Level 3	—	—	—	—	—	—	—	—
Purchases, issuances and settlements:
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	18,822	—	—	—
Settlements	(12)	(141,641)	174,387	793	—	—	—	4,143
Fair value, March 31, 2016	$23	$4,364,558	$(4,368,356)	$(969)	$44,327	$15,475	$(32,141)	$(48,772)
Unrealized gains (losses) still held (2)	$23	$(1,182,800)	$3,326,935	$(835)	$44,327	$15,475	$38,622	$(48,772)

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

The following table presents quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring and non-recurring basis at March 31, 2017:

	Estimated	Valuation	Unobservable	Range of	Weighted
Financial Instrument	Fair Value	Technique	Input	Inputs	Average
Assets and liabilities backed by real estate
Securitized mortgage collateral, and	$3,903,336	DCF	Prepayment rates	2.5 - 30.5%	7.2%
Securitized mortgage borrowings	(3,892,668)		Default rates	0.03 - 10.0%	1.7%
			Loss severities	9.6 - 98.3%	41.9%
			Discount rates	4.0 - 25.0%	5.5%
Other assets and liabilities
Mortgage servicing rights	$141,586	DCF	Discount rate	9.0 - 14.0%	9.5%
			Prepayment rates	8.0 - 86.6%	9.3%
Derivative assets - IRLCs, net	12,333	Market pricing	Pull-through rate	24.1 - 99.9%	78.6%
Long-term debt	(50,044)	DCF	Discount rate	9.8%	9.8%
Contingent consideration	(24,498)	DCF	Discount rate	13.5%	13.5%
			Margins	2.3 - 2.7%	2.5%
			Probability of outcomes (1)	25.0 - 50.0%	33.2%

DCF = Discounted Cash Flow

(1)	Probability of outcomes is the probability of projected CCM earnings over the earn-out period based upon three scenarios (base, low and high).

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

The following tables present the changes in recurring fair value measurements included in net earnings (loss) for the three months ended March 31, 2017 and 2016:

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Earnings
	For the Three Months Ended March 31, 2017
			Change in Fair Value of
	Interest	Interest	Net Trust		Long-term	Other Revenue	Gain on sale
	Income (1)	Expense (1)	Assets		Debt	and Expense	of loans, net	Total
Investment securities available-for-sale	$—	$—	$—		$—	$—	$—	$—
Securitized mortgage collateral	15,484	—	51,052		—	—	—	66,536
Securitized mortgage borrowings	—	(40,695)	(46,266)		—	—	—	(86,961)
Derivative liabilities, net, securitized trusts	—	—	—		—	—	—	—
Long-term debt	—	(340)	—		(2,497)	—	—	(2,837)
Mortgage servicing rights (2)	—	—	—		—	(1,122)	—	(1,122)
Contingent consideration	—	—	—		—	(1,384)	—	(1,384)
Mortgage loans held-for-sale	—	—	—		—	—	5,203	5,203
Derivative assets — IRLCs	—	—	—		—	—	1,164	1,164
Derivative liabilities — Hedging Instruments	—	—	—		—	—	(1,086)	(1,086)
Total	$15,484	$(41,035)	$4,786	(3)	$(2,497)	$(2,506)	$5,281	$(20,487)

(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
(2)	Included in loss on mortgage servicing rights, net in the consolidated statements of operations.

(3)	For the three months ended March 31, 2017, change in the fair value of net trust assets, excluding REO was $4.8 million.

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Earnings
	For the Three Months Ended March 31, 2016
			Change in Fair Value of
	Interest	Interest	Net Trust		long-term	Other	Gain on sale
	Income (1)	Expense (1)	Assets		Debt	Revenue	of loans, net	Total
Investment securities available-for-sale	$1	$—	$8		$—	$—	$—	$9
Securitized mortgage collateral	17,642	—	(86,362)		—	—	—	(68,720)
Securitized mortgage borrowings	—	(51,046)	86,960		—	—	—	35,914
Derivative liabilities, net, securitized trusts	—	—	(93)	(2)	—	—	—	(93)
Long-term debt	—	(243)	—		—	—	—	(243)
Mortgage servicing rights (3)	—	—	—		—	(10,920)	—	(10,920)
Contingent consideration	—	—	—		—	(4,836)	—	(4,836)
Mortgage loans held-for-sale	—	—	—		—	—	11,185	11,185
Derivative assets — IRLCs	—	—	—		—	—	6,291	6,291
Derivative liabilities — Hedging Instruments	—	—	—		—	—	(1,114)	(1,114)
Total	$17,643	$(51,289)	$513	(4)	$—	$(15,756)	$16,362	$(32,527)

(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
(2)

Included in this amount is $606 thousand in change in the fair value of derivative instruments, offset by $744 thousand in cash payments from the securitization trusts for the three months ended March 31, 2016.

(3)	Included in loss on mortgage servicing rights, net in the consolidated statements of operations.
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

Investment securities available-for-sale—Investment securities available-for-sale are carried at fair value. The investment securities consist primarily of non-investment grade mortgage-backed securities. The fair value of the investment securities is measured based upon the Company’s expectation of inputs that other market participants would use. Such assumptions include judgments about the underlying collateral, prepayment speeds, future credit losses, forward interest rates and certain other factors. Given the lack of observable market data as of March 31, 2017 and December 31, 2016 relating to these securities, the estimated fair value of the investment securities available-for-sale was measured using significant internal expectations of market participants’ assumptions. Investment securities available-for-sale is considered a Level 3 measurement at March 31, 2016.

Mortgage servicing rights—The Company elected to carry its mortgage servicing rights arising from its mortgage loan origination operation at estimated fair value. The fair value of mortgage servicing rights is based upon market prices for similar instruments and a discounted cash flow model. The valuation model incorporates assumptions that market participants would use in estimating the fair value of servicing. These assumptions include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, prepayment and late fees, among other considerations. Mortgage servicing rights are considered a Level 3 measurement at March 31, 2017.

Mortgage loans held-for-sale—The Company elected to carry its mortgage loans held-for-sale originated or acquired at estimated fair value. Fair value is based on quoted market prices, where available, prices for other traded mortgage loans with similar characteristics, and purchase commitments and bid information received from market participants. Given the meaningful level of secondary market activity for mortgage loans, active pricing is available for similar assets and accordingly, the Company classifies its mortgage loans held-for-sale as a Level 2 measurement at March 31, 2017.

Securitized mortgage collateral—The Company elected to carry its securitized mortgage collateral at fair value. These assets consist primarily of non-conforming mortgage loans securitized between 2002 and 2007. Fair value measurements are based on the Company’s internal models used to compute the net present value of future expected cash flows with observable market participant assumptions, where available. The Company’s assumptions include its expectations of inputs that other market participants would use in pricing these assets. These assumptions include judgments about the underlying collateral, prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of March 31, 2017, securitized mortgage collateral had UPB of $4.7 billion, compared to an estimated fair value on the Company’s balance sheet of $3.9 billion. The aggregate UPB exceeds the fair value by $0.8 billion at March 31, 2017. As of March 31, 2017, the UPB of loans 90 days or more past due was $0.7 billion compared to an estimated fair value of $0.2 billion. The aggregate UPB of loans 90 days or more past due exceed the fair value by $0.5 billion at March 31, 2017. Securitized mortgage collateral is considered a Level 3 measurement at March 31, 2017.

Securitized mortgage borrowings—The Company elected to carry its securitized mortgage borrowings at fair value. These borrowings consist of individual tranches of bonds issued by securitization trusts and are primarily backed by non-conforming mortgage loans. Fair value measurements include the Company’s judgments about the underlying collateral and assumptions such as prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of March 31, 2017, securitized mortgage borrowings had an outstanding principal balance of $4.7 billion, net of $2.2 billion in bond losses, compared to an estimated fair value of $3.9 billion. The aggregate outstanding principal balance exceeds the fair value by $0.8 billion at March 31, 2017. Securitized mortgage borrowings are considered a Level 3 measurement at March 31, 2017.

Contingent consideration—Contingent consideration is applicable to the acquisition of CCM and is estimated and recorded at fair value at the acquisition date as part of purchase price consideration.  Additionally, each reporting period, the Company estimates the change in fair value of the contingent consideration and any change in fair value is recognized in the Company’s consolidated statements of operations if it is determined to not be a measurement period adjustment.  The estimate of the fair value of contingent consideration requires significant judgment and assumptions to be made about future operating results, discount rates and probabilities of various projected operating result scenarios. During the three months ended March 31, 2017, the change in fair value of contingent consideration was related to an increase in projected volumes and earnings of CCM.  Future revisions to these assumptions could materially change the estimated fair value of contingent consideration and materially affect the Company’s financial results. Contingent consideration is considered a Level 3 measurement at March 31, 2017.

Long-term debt—The Company elected to carry all of its long-term debt (consisting of trust preferred securities and junior subordinated notes) at fair value. These securities are measured based upon an analysis prepared by management, which considered the Company’s own credit risk, including settlements with trust preferred debt holders and discounted cash flow analysis. As of March 31, 2017, long-term debt had UPB of $70.5 million compared to an estimated fair value of $50.0 million. The aggregate UPB exceeds the fair value by $20.5 million at March 31, 2017. The long-term debt is considered a Level 3 measurement at March 31, 2017.

Derivative assets and liabilities, Securitized trusts—For non-exchange traded contracts, fair value was based on the amounts that would be required to settle the positions with the related counterparties as of the valuation date. Valuations of derivative assets and liabilities were based on observable market inputs, if available. To the extent observable market inputs were not available, fair values measurements include the Company’s judgments about future cash flows, forward interest rates and certain other factors, including counterparty risk. Additionally, these values also took into account the Company’s own credit standing, to the extent applicable; thus, the valuation of the derivative instrument included the estimated value of the net credit differential between the counterparties to the derivative contract. As of March 31, 2017, there were no derivative assets or liabilities in the securitized trusts. These derivatives were included in the consolidated securitization trusts, which are nonrecourse to the Company, and thus the economic risk from these derivatives was limited to the Company’s residual interests in the securitization trusts. Derivative assets and liabilities, securitized trusts were considered a Level 3 measurement in 2016.

Derivative assets and liabilities, Lending—The Company’s derivative assets and liabilities are carried at fair value as required by GAAP and are accounted for as free standing derivatives. The derivatives include IRLCs with prospective residential mortgage borrowers whereby the interest rate on the loan is determined prior to funding and the borrowers have locked in that interest rate. These commitments are determined to be derivative instruments in accordance with GAAP. The derivatives also include hedging instruments (typically TBA MBS) used to hedge the fair value changes associated with changes in interest rates relating to its mortgage lending originations as well as mortgage servicing rights. The Company hedges the period from the interest rate lock (assuming a fall-out factor) to the date of the loan sale. The estimated fair value of IRLCs are based on underlying loan types with similar characteristics using the TBA MBS market, which is actively quoted and easily validated through external sources. The data inputs used in this valuation include, but are not limited to, loan type, underlying loan amount, note rate, loan program, and expected sale date of the loan, adjusted for current market conditions. These valuations are adjusted at the loan level to consider the servicing release premium and loan pricing adjustments specific to each loan. For all IRLCs, the base value is then adjusted for the anticipated Pull-through Rate. The anticipated Pull-through Rate is an unobservable input based on historical experience, which results in classification of IRLCs as a Level 3 measurement at March 31, 2017.

The fair value of the Hedging Instruments is based on the actively quoted TBA MBS market using observable inputs related to characteristics of the underlying MBS stratified by product, coupon and settlement date. Therefore, the Hedging Instruments are classified as a Level 2 measurement at March 31, 2017.

The following table includes information for the derivative assets and liabilities, lending for the periods presented:

			Total Gains (Losses) (1)
	Notional Amount		For the Three Months Ended
	March 31,	December 31,	March 31,
	2017	2016	2017	2016
Derivative – IRLC's	$590,952	$558,538	$1,164	$6,291
Derivative – TBA MBS	409,281	492,157	(1,184)	(9,803)

(1)	Amounts included in gain on sale of loans, net within the accompanying consolidated statements of operations.

Nonrecurring Fair Value Measurements

The Company is required to measure certain assets and liabilities at estimated fair value from time to time. These fair value measurements typically result from the application of specific accounting pronouncements under GAAP. The fair value measurements are considered nonrecurring fair value measurements under FASB ASC 820-10.

The following tables present financial and non-financial assets and liabilities measured using nonrecurring fair value measurements at March 31, 2017 and 2016, respectively:

	Nonrecurring Fair Value Measurements
	March 31, 2017			March 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
REO (1)	$—	$6,342	$—	$—	$4,391	$—
Deferred charge	—	—	8,409	—	—	9,539

(1)	Balance represents REO at March 31, 2017 which has been impaired subsequent to foreclosure.

	Total Gains (Losses) (1)
	For the Three Months Ended March 31,
	2017	2016
REO (2)	$1,533	$(1,140)
Deferred charge (3)	(277)	(425)

(1)	Total losses reflect losses from all nonrecurring measurements during the period.

(2)

For the three months ended March 31, 2017 and 2016, the Company recorded $1.5 million and $1.1 million, respectively, in gains (losses) related to changes in the net realizable value (NRV) of properties.  Gains represent recovery of the NRV attributable to an improvement in state specific loss severities on properties held during the period which resulted in an increase to NRV. Losses represent impairment of the NRV attributable to an increase in state specific loss severities on properties held during the period which resulted in a decrease to NRV.

(3)

For March 31, 2017 and 2016, the Company recorded $277 thousand and $425 thousand in income tax expense resulting from impairment write-downs of deferred charge based on changes in estimated cash flows and lives of the related mortgages retained in the securitized mortgage collateral.

Real estate owned—REO consists of residential real estate acquired in satisfaction of loans. Upon foreclosure, REO is adjusted to the estimated fair value of the residential real estate less estimated selling and holding costs, offset by expected contractual mortgage insurance proceeds to be received, if any. Subsequently, REO is recorded at the lower of carrying value or estimated fair value less costs to sell. REO balance representing REOs which have been impaired subsequent to foreclosure are subject to nonrecurring fair value measurement and included in the nonrecurring fair value measurements tables. Fair values of REO are generally based on observable market inputs, and considered Level 2 measurements at March 31, 2017.

Deferred charge— Deferred charge represents the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH in prior years. The Company evaluates the deferred charge for impairment quarterly using internal estimates of estimated cash flows and lives of the related mortgages retained in the securitized mortgage collateral. If the deferred charge is determined to be impaired, it is recognized as a component of income tax expense. For the three months ended March 31, 2017, the Company recorded $277 thousand in income tax expense resulting from deferred charge impairment write-downs based on changes in estimated fair value of securitized mortgage collateral. Deferred charge is considered a Level 3 measurement at March 31, 2017.

Note 7.—Income Taxes

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

The Company recorded income tax expense of $426 thousand and $435 thousand for the the three months ended March 31, 2017 and 2016, respectively, primarily the result of amortization of the deferred charge, federal alternative minimum tax (AMT), and state income taxes from states where the Company does not have net operating loss carryforwards or state minimum taxes, including AMT. The deferred charge represents the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH prior to 2008. The deferred charge is amortized and/or impaired, which does not result in any tax liability to be paid. The deferred charge is included in other assets in the accompanying consolidated balance sheets and is amortized as a component of income tax expense in the accompanying consolidated statements of operations.

Note 8.—Reconciliation of Earnings Per Share

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

	For the Three Months Ended
	March 31,
	2017	2016
Numerator for basic earnings per share:
Net earnings	$4,627	$981

Numerator for diluted earnings per share:
Net earnings	$4,627	$981
Interest expense attributable to convertible notes	454	—
Net earnings plus interest expense attributable to convertible notes	$5,081	$981

Denominator for basic earnings per share (1):
Basic weighted average common shares outstanding during the period	16,025	11,380

Denominator for diluted earnings per share (1):
Basic weighted average common shares outstanding during the period	16,025	11,380
Net effect of dilutive convertible notes	1,163	—
Net effect of dilutive stock options and DSU’s	234	288
Diluted weighted average common shares	17,422	11,668
Net earnings per common share:
Basic	$0.29	$0.09
Diluted	$0.29	$0.08

(1)	Number of shares presented in thousands.

For the three months ended March 31, 2017 there were 838 thousand anti-dilutive stock options outstanding. There were 345 thousand anti-dilutive stock options outstanding for the three months ended March 31, 2016.

Note 9.—Segment Reporting

The Company has three primary reporting segments which include mortgage lending, real estate services and long-term mortgage portfolio. Unallocated corporate and other administrative costs, including the costs associated with being a public company, are presented in Corporate and other.

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
Three Months Ended March 31, 2017:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$37,319	$—	$—	$—	$37,319
Real estate services fees, net	—	1,633	—	—	1,633
Servicing income, net	7,320	—	—	—	7,320
Loss on mortgage servicing rights, net	(977)	—	—	—	(977)
Other revenue	14	—	61	(28)	47
Accretion of contingent consideration	(845)	—	—	—	(845)
Change in fair value of contingent consideration	(539)	—	—	—	(539)
Change in fair value of long-term debt	—	—	(2,497)	—	(2,497)
Other (expense) income	(37,678)	(995)	7,124	(4,859)	(36,408)
Net earnings (loss) before income taxes	$4,614	$638	$4,688	$(4,887)	5,053
Income tax expense					426
Net earnings					$4,627

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
Three Months Ended March 31, 2016:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$53,869	$—	$—	$—	$53,869
Real estate services fees, net	—	2,100	—	—	2,100
Servicing income, net	2,088	—	—	—	2,088
Loss on mortgage servicing rights, net	(10,910)	—	—	—	(10,910)
Other revenue	49	—	67	36	152
Accretion of contingent consideration	(1,895)	—	—	—	(1,895)
Change in fair value of contingent consideration	(2,942)	—	—	—	(2,942)
Other (expense) income	(37,140)	(1,566)	639	(2,979)	(41,046)
Net earnings (loss) before income taxes	$3,119	$534	$706	$(2,943)	$1,416
Income tax expense					435
Net earnings					$981

			Long-term
	Mortgage	Real Estate	Mortgage	Corporate
Balance Sheet Items as of:	Lending	Services	Portfolio	and other	Consolidated
Total Assets at March 31, 2017 (1)	$792,935	$3,156	$3,920,349	$34,918	$4,751,358
Total Assets at December 31, 2016 (1)	$762,924	$5,451	$4,042,273	$53,086	$4,863,734

(1)	All segment asset balances exclude intercompany balances.

Note 10.—Commitments and Contingencies

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

The legal matter updates summarized below are ongoing and may have an effect on the Company’s business and future financial condition and results of operations:

On November 22, 2016, an action was filed in the United States District Court, Southern District of New York entitled Specialized Loan Servicing LLC v. Impac Mortgage Corp. d/b/a CashCall Mortgage.   In the action the Plaintiff contends they purchased MSRs from IMC under a contract that imposed a restriction on IMCs ability to directly solicit the same borrowers for refinancing of the loan.   The Plaintiff alleges IMC breached that provision and it suffered damages as a result.  The action seeks damages, attorney’s fees, interest and an injunction against further direct solicitations.  The parties have notified the court that they have reached a tentative settlement and the court dismissed the case with prejudice, with leave to be reopened if the settlement is not fully effectuated within 30 days.

On April 20, 2017, a purported class action was filed in the United States District Court, Central District of California, entitled Nguyen v. Impac Mortgage Corp. dba CashCall Mortgage et al.   The Plaintiff contends IMC did not pay purported class members overtime compensation or provide meal and rest breaks, as required by law.   The action seeks to invalidate any waiver signed by a purported class member of their right to bring a class action and seeks damages, restitution, penalties, attorney’s fees, interest, and an injunction against unfair, deceptive, and unlawful activities.

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

Please refer to IMH’s report on Form 10-K for the year ended December 31, 2016 for a description of litigation and claims.

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

The following table summarizes the repurchase reserve activity, within other liabilities on the consolidated balance sheets, related to previously sold loans for the three months ended March 31, 2017 and year ended December 31, 2016:

	March 31,	December 31,
	2017	2016
Beginning balance	$5,408	$5,236
(Recovery) provision for repurchases	(1,666)	379
Settlements	(198)	(207)
Total repurchase reserve	$3,544	$5,408

Short-Term Loan Commitments

The Company uses a portion of its warehouse borrowing capacity to provide secured short-term revolving financing to small and medium-size mortgage originators to finance mortgage loans from the closing of the mortgage loans until sold to investors (Finance Receivables). As of March 31, 2017, the warehouse lending operations had warehouse lines to non-affiliated customers totaling $151.0 million, of which there was an outstanding balance of $37.6 million in finance receivables compared to $62.9 million as of December 31, 2016. The finance receivables are generally secured by residential mortgage loans as well as personal guarantees.

Commitments to Extend Credit

The Company enters into IRLCs with prospective borrowers whereby the Company commits to lend a certain loan amount under specific terms and interest rates to the borrower. These loan commitments are treated as derivatives and are carried at fair value. See Note 6. — Fair value of Financial Instruments for more information.

Note 11.—Equity and Share Based Payments

Equity

As further described in Note 4. – Debt, Convertible Notes, in January 2016, the Company elected to exercise its option to convert the Notes to common stock. The conversion resulted in the Company issuing an aggregate of 1,839,080 shares of common stock at a conversion price of $10.875 per share.

Share Based Payments

The following table summarizes activity, pricing and other information for the Company’s stock options for the three months ended March 31, 2017:

		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at beginning of year	1,391,327	$13.37
Options granted	—	—
Options exercised	(5,500)	5.39
Options forfeited/cancelled	(2,583)	16.98
Options outstanding at end of period	1,383,244	13.39
Options exercisable at end of period	711,655	$10.29

As of March 31, 2017, there was approximately $3.5 million of total unrecognized compensation cost related to stock option compensation arrangements granted under the plan, net of estimated forfeitures. That cost is expected to be recognized over the remaining weighted average period of 1.8 years.

There were no options granted during the three months ended March 31, 2017 and 2016, respectively.

The following table summarizes activity, pricing and other information for the Company’s DSU’s, also referred to as deferred stock units as the issuance of the stock is deferred until termination of service, for the three months ended  March 31, 2017:

Weighted-
Average
	Number of	Grant Date
	Shares	Fair Value
DSU’s outstanding at beginning of year	85,750	$9.83
DSU’s granted	—	—
DSU’s exercised	—	—
DSU’s forfeited/cancelled	—	—
DSU’s outstanding at end of period	85,750	$9.83

As of March 31, 2017, there was approximately $67 thousand of total unrecognized compensation cost related to the DSU compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of 2.3 years.

Note 12.—Subsequent Events

On April 18, 2017, the Company and certain purchasers entered into a securities purchase agreement, pursuant to which the Company sold $56.0 million worth of shares of its common stock in a registered direct offering (Offering) at a price of $12.66 per share. In the Offering, the Company issued an aggregate of 4,423,381 shares of common stock.

The net proceeds to the Company from the Offering were approximately $55.4 million after deducting the financial advisory fee and estimated aggregate offering expenses payable by the Company. The Company intends to use the net proceeds from the Offering for general corporate purposes, including general administrative expenses and working capital and capital expenditures, development costs, strategic investments or possible acquisitions, or repayment of debt.

On May 5, 2017, the Company and certain investors entered into an exchange agreement pursuant to which the Company agreed to issue 412,264 shares of its common stock in exchange for trust preferred securities with an aggregate liquidation amount of $8.5 million issued by Impac Capital Trust #4.  Accrued and unpaid interest on the trust preferred securities will be paid in cash in the aggregate amount of approximately $13 thousand.  The interest rate on the trust preferred securities is a variable rate of three-month LIBOR plus 3.75% per annum.  At December 31, 2016, the interest rate was 4.75%.

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

For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the period ended December 31, 2016, and other reports we file under the Securities Exchange Act of 1934. This document speaks only as of its date and we do not undertake, and specifically disclaim any obligation, to release publicly the results of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

Selected Financial Results

	For the Three Months Ended
	March 31,	December 31,	March 31,
	2017	2016	2016
Revenues:
Gain on sale of loans, net	$37,319	$65,168	$53,869
Real estate services fees, net	1,633	1,622	2,100
Servicing income, net	7,320	5,054	2,088
(Loss) gain on mortgage servicing rights, net	(977)	4,808	(10,910)
Other	47	598	152
Total revenues	45,342	77,250	47,299
Expenses:
Personnel expense	24,919	31,534	23,965
Business promotion	10,231	11,742	9,191
General, administrative and other	8,023	10,030	7,162
Accretion of contingent consideration	845	1,753	1,895
Change in fair value of contingent consideration	539	(4,424)	2,942
Total expenses	44,557	50,635	45,155
Operating income:	785	26,615	2,144
Other income (expense):
Net interest income (expense)	446	754	(101)
Change in fair value of long-term debt	(2,497)	(7,150)	—
Change in fair value of net trust assets	6,319	(2,913)	(627)
Total other (expense) income	4,268	(9,309)	(728)
Net earnings before income taxes	5,053	17,306	1,416
Income tax expense	426	365	435
Net earnings	$4,627	$16,941	$981

Diluted weighted average common shares	17,422	17,479	11,668
Diluted earnings per share	$0.29	$1.00	$0.08

Status of Operations

Summary Highlights

•

We entered into a MSR financing facility of up to $40.0 million initially borrowing $35.1 million and used a portion of the proceeds to pay off the Term Financing, which had a higher interest rate, thus reducing interest expense.  See Liquidity and Capital Resources for a more detailed description.

•	Mortgage servicing portfolio increased to $13.2 billion at March 31, 2017 from $12.4 billion at December 31, 2016 and $5.2 billion at March 31, 2016.
•

Servicing income, net increased to $7.3 million for the three months ended March 31, 2017 from $5.1 million for the three months ended December 31, 2016 and $2.1 million for the three months ended March 31, 2016.

•	NonQM mortgage origination volumes increased in the first quarter of 2017 to $184.3 million from $86.3 million in the fourth quarter of 2016 and $74.0 million in the first quarter of 2016.

For the first quarter of 2017, the Company reported net earnings of $4.6 million, or $0.29 per diluted common share as compared to net earnings of $981 thousand, or $0.08 per diluted common share for the first quarter of 2016.  For the first quarter of 2017, operating income, excluding the changes in contingent consideration (adjusted operating income) was $2.2 million, or $0.12 per diluted common share as compared to $7.0 million, or $0.60 per diluted common share for the first quarter of 2016.

Adjusted operating income is not considered an accounting principle generally accepted in the United States of America (GAAP) financial measurement; see the discussion and reconciliation on non-GAAP financial measures below.

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

We calculate adjusted operating income and adjusted operating income per share as performance measures, which are considered non-GAAP financial measures, to further aid our investors in understanding and analyzing our core operating results and comparing them among periods. Adjusted operating income and adjusted operating income per share exclude certain items that we do not consider part of our core operating results. These non-GAAP financial measures are not intended to be considered in isolation or as a substitute for net earnings before income taxes, net earnings or diluted earnings per share (EPS) prepared in accordance with GAAP.  The table below shows operating income excluding these items:

	For the Three Months Ended
	March 31,	December 31,	March 31,
	2017	2016	2016
Net earnings:	$4,627	$16,941	$981
Total other (income) expense	(4,268)	9,309	728
Income tax expense	426	365	435
Operating income:	$785	$26,615	$2,144
Accretion of contingent consideration	845	1,753	1,895
Change in fair value of contingent consideration	539	(4,424)	2,942
Adjusted operating income	$2,169	$23,944	$6,981

Diluted weighted average common shares	17,422	17,479	11,668
Diluted adjusted operating income per share	$0.12	$1.37	$0.60

Diluted earnings per share	$0.29	$1.00	$0.08
Adjustments:
Total other (expense) income (1)	(0.27)	0.50	0.07
Income tax expense	0.02	0.02	0.04
Accretion of contingent consideration	0.05	0.10	0.16
Change in fair value of contingent consideration	0.03	(0.25)	0.25
Diluted adjusted operating income per share	$0.12	$1.37	$0.60

(1)	Includes the add back of interest expense on the convertible notes, net of tax used to calculate diluted earnings using the if-converted method.

Adjusted operating income decreased to $2.2 million or $0.12 per diluted common share for the first quarter of 2017 as compared to $7.0 million or $0.60 per diluted common share in in the first quarter of 2016.  The decrease in operating income was primarily due to a decrease in gain on sale of loans of $16.6 million resulting from a 33% decrease in total originations volume.  However, as a result of a higher volume of NonQM and government loans, gain on sale margins increased by 7 basis points (bps) to 236 bps in the first quarter of 2017.  In the first quarter of 2017, NonQM and government originations represented approximately 39% of total originations, as compared to just 20% of total originations in the first quarter of 2016.

Originations

	For the Three Months Ended
	March 31,	December 31,	%	March 31,	%
(in millions)	2017	2016	Change	2016	Change
Retail	$1,066.2	$2,250.4	(53)%	$1,653.0	(35)%
Correspondent	271.2	539.9	(50)%	376.9	(28)%
Wholesale	242.6	320.3	(24)%	319.3	(24)%
Total originations	$1,580.0	$3,110.6	(49)%	$2,349.2	(33)%

During the first quarter of 2017, total originations decreased 49% to $1.6 billion as compared to $3.1 billion in the fourth quarter of 2016 and decreased 33% as compared to $2.3 billion in the first quarter of 2016.  This decrease was caused by the previously anticipated decline in refinance volume as a result of rising interest rates at the end of 2016 and into the first quarter of 2017.

Our loan products primarily include conventional loans eligible for sale to Fannie Mae and Freddie Mac, loans eligible for government insurance (government loans) by the Federal Housing Administration (FHA), Veterans Affairs (VA), United States Department of Agriculture (USDA) and also NonQM mortgages.

Originations by Loan Type:

	For the Three Months Ended March 31,
(in millions)	2017	2016
Conventional	$967.3	$1,877.2
Government (1)	428.4	394.0
NonQM	184.3	74.0
Other	—	4.0
Total originations	1,580.0	2,349.2

(1)	Includes all government-insured loans including FHA, VA and USDA.

During the first quarter of 2017, the origination volume of NonQM loans increased to $184.3 million, as compared to $86.3 million in the fourth quarter of 2016 and $74.0 million in the first quarter of 2016.   NonQM origination volume increased across all channels in the first quarter of 2017 with 40% from the retail channel and 60% from the wholesale and correspondent channels.  In fourth quarter of 2016, retail originations only accounted for 12% of NonQM production while wholesale and correspondent originations accounted for nearly 88% of NonQM production. The NonQM loans originated in 2016 and through the first quarter of 2017 have all been sold on a servicing released basis.

We believe there is an underserved mortgage market for borrowers with good credit who may not meet the qualified mortgage (QM) guidelines set out by the Consumer Financial Protection Bureau (CFPB). During 2014, we rolled out and began originating NonQM loans. We have established strict lending guidelines, including determining the prospective borrowers’ ability to repay the mortgage, which we believe will keep delinquencies and foreclosures at acceptable levels. We continue to refine our guidelines to expand our reach to the underserved market of credit worthy borrowers who can fully document and substantiate an ability to repay mortgage loans, but unable to obtain financing through traditional programs (QM loans), for example self-employed borrowers.  In 2016, we relaunched our NonQM loan programs as “The Intelligent NonQM Mortgage”, to better communicate our NonQM loan value proposition to consumers, brokers, sellers and investors.  In conjunction with these products, we have established investor relationships that provides us with an exit strategy for these nonconforming loans.

	For the Three Months Ended March 31,
(in millions)	2017	%	2016	%
Refinance	$1,244.4	79%	$1,977.8	84%
Purchase	335.6	21%	371.4	16%
Total originations	$1,580.0	100%	$2,349.2	100%

During the first quarter of 2017, refinance volume decreased approximately $733.4 million or 37% as compared to the first quarter of 2016 as a result of rising interest rates at the end of 2016 and into the first quarter of 2017.  Despite the 33% decrease in origination volumes during the first quarter of 2017, purchase money transactions only decreased 10% to $335.6 million as compared to $371.4 million in the first quarter of 2016.

Mortgage servicing portfolio

	March 31,	December 31,	%	March 31,	%
(in millions)	2017	2016	Change	2016	Change
Mortgage servicing portfolio	$13,241.9	$12,351.5	7%	$5,161.0	157%

The mortgage servicing portfolio increased to $13.2 billion at March 31, 2017 as compared to $12.4 billion at December 31, 2016 and $5.2 billion at March 31, 2016. The increase was due to a shift in our stragety in 2016 to retain our mortgage servicing as well as initiating a retention program to recapture portfolio runoff during the low interest rate environment.  As a result of these efforts, the unpaid principal balance (UPB) of the Company’s mortgage servicing portfolio increased 157% to $13.2 billion as of March 31, 2017 from March 31, 2016.  The servicing portfolio generated net servicing income of $7.3 million in the first quarter of 2017, a 251% increase over the net servicing income of $2.1 million in the first quarter of 2016.  Additionally, delinquencies within the servicing portfolio remain low at 0.27% for 60+ delinquencies as of March 31, 2017.

The following table includes information about our mortgage servicing portfolio:

	At March 31,	% 60+ days	At December 31,	% 60+ days
(in millions)	2017	delinquent (1)	2016	delinquent (1)
Fannie Mae	$6,514.2	0.13%	$6,204.2	0.12%
Freddie Mac	4,986.9	0.08%	4,611.8	0.08%
Ginnie Mae	1,737.8	1.18%	1,359.5	1.25%
Other	3.0	25.00%	176.0	0.00%
Total servicing portfolio	$13,241.9	0.27%	$12,351.5	0.25%

(1)	Based on loan count.

During the three months ended March 31, 2017, our warehouse borrowing capacity increased from $925.0 million to $950.0 million. In addition to funding our mortgage loan originations, we also use a portion of our warehouse borrowing capacity to provide re‑warehouse facilities to our customers, correspondent sellers and other small mortgage banking companies. During the three months ended March 31, 2017, the outstanding balance of finance receivables decreased to $37.6 million at March 31, 2017 as compared to $62.9 million at December 31, 2016.  Fundings from the warehouse lending division decreased to $183.6 million during the first quarter of 2017 as compared $255.4 million for the fourth quarter of 2016, but increased as compared to $151.4 million for the first quarter of 2016.  As of March 31, 2017, the warehouse lending operations had extended warehouse lines to non-affiliated customers totaling $151.0 million as compared to $175.5 million at December 31, 2016. By leveraging our re‑warehousing division, we hope to increase the capture rate of our approved correspondent sellers business as well as expand our active customer base to include new customers seeking warehouse lines.

For the first quarter of 2017, real estate services fees were $1.6 million as compared to $1.6 million in the fourth quarter of 2016 and $2.1 million in the first quarter of 2016.  Since most of our business is generated from our long-term mortgage portfolio, as the long‑term mortgage portfolio continues to decline, we expect real estate services and the related revenues to decline.

In our long-term mortgage portfolio, the residual interests generated cash flows of $5.1 million in the first quarter of 2017, as compared to $2.1 million in the fourth quarter of 2016 and $1.9 million in the first quarter of 2016.  The estimated fair value of the residual interests increased $3.3 million in the first quarter of 2017 to $19.0 million at March 31, 2017, as a result of an improvement in performance from certain trusts partially offset by residual cash flows received.

For additional information regarding the long-term mortgage portfolio refer to Financial Condition and Results of Operations below.

Liquidity and Capital Resources

During the three months ended  March 31, 2017, we funded our operations primarily from mortgage lending revenues and to a lesser extent real estate services fees and cash flows from our residual interests in securitizations.  Mortgage lending revenues  include gains on sale of loans, net, and other mortgage related income, and real estate services fees include portfolio loss mitigation fees primarily generated from our long-term mortgage portfolio.  During the three months ended March 31, 2017, we also received proceeds from the MSR financing facility, as further described below.  Additionally, we funded mortgage loan originations using warehouse facilities which are repaid once the loan is sold.  We may continue to manage our capital through the sale of mortgage servicing rights.  We may also seek to raise capital by issuing debt or equity, including offering shares through the “At-the-Market” offering (ATM) program.

On May 5, 2017, the Company entered into an exchange agreement pursuant to which the Company agreed to issue 412,264 shares of its common stock in exchange for trust preferred securities with an aggregate liquidation amount of $8.5 million issued by Impac Capital Trust #4.  Accrued and unpaid interest on the trust preferred securities was paid in cash in the aggregate amount of approximately $13 thousand.  The interest rate on the trust preferred securities is a variable rate of three-month LIBOR plus 3.75% per annum. At December 31, 2016, the interest rate was 4.75%.  The annual interest savings will amount to approximately $400 thousand.

On April 18, 2017, we sold $56.0 million worth of shares of our common stock in a registered direct offering (Offering) at a price of $12.66 per share. In the Offering, we issued an aggregate of 4,423,381 shares of common stock.

The net proceeds from the Offering were approximately $55.4 million after deducting the financial advisory fee and estimated aggregate offering expenses. We intend to use the net proceeds from the Offering for general corporate purposes, including general administrative expenses and working capital and capital expenditures, development costs, strategic investments or possible acquisitions, or repayment of debt.

In February 2017, we entered into a Loan and Security Agreement (Loan Agreement) with a lender (Lender) providing for a revolving loan commitment of up to $40.0 million for a period of two years (the Loan) to finance MSRs.  We are able to borrow up to 55% of the fair market value of Fannie Mae pledged servicing rights which at the time of the initial draw was $35.1 million.  Upon the two year anniversary of the Loan Agreement, any amounts outstanding will automatically be converted into a term loan due and payable in full on the one year anniversary of the conversion date.  Interest payments are payable monthly and accrue interest at the rate per annum equal to one-month LIBOR plus 4.0%. The balance of the obligation may be prepaid at any time. With the initial draw of  $35.1 million, a portion of the proceeds were used to pay off the Term Financing (approximately $30.1 million) originally entered into in June 2015.  As the fair value of Fannie Mae MSRs on the consolidated balance sheets change, the borrowings under the MSR financing facility may change.

During the three months ended March 31, 2017, we paid approximately $8.0 million in contingent consideration payments related to the CCM acquisition for the fourth quarter of 2016 earn-out period. Additionally, the contingent consideration payment for the first quarter of 2017 is approximately $4.6 million and is due in May 2017. These contingent consideration payments are based on the performance of the CCM division and over time the earn-out percentage declines. The fourth quarter 2016 earn-out percentage was 55% of CCM division earnings, as defined. Beginning in 2017 the earn-out percentage decreased to 45% and terminates at the end of 2017.

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

Critical Accounting Policies

We define critical accounting policies as those that are important to the portrayal of our financial condition and results of operations. Our critical accounting policies require management to make difficult and complex judgments that rely on estimates about the effect of matters that are inherently uncertain due to the effect of changing market conditions and/or consumer behavior. In determining which accounting policies meet this definition, we considered our policies with respect to the valuation of our assets and liabilities and estimates and assumptions used in determining those valuations. We believe the most critical accounting issues that require the most complex and difficult judgments and that are particularly susceptible to significant change to our financial condition and results of operations include those issues included in Management’s Discussion and Analysis of Results of Operations in IMH’s report on Form 10-K for the year ended December 31, 2016.  Such policies have not changed during 2017.

Financial Condition and Results of Operations

Financial Condition

As of March 31, 2017 compared to December 31, 2016

The following table shows the condensed consolidated balance sheets for the following periods:

	March 31,	December 31,	Increase	%
	2017	2016	(Decrease)	Change
ASSETS
Cash	$19,531	$40,096	$(20,565)	(51)%
Restricted cash	5,956	5,971	(15)	0
Mortgage loans held-for-sale	434,322	388,422	45,900	12
Finance receivables	37,556	62,937	(25,381)	(40)
Mortgage servicing rights	141,586	131,537	10,049	8
Securitized mortgage trust assets	3,911,676	4,033,290	(121,614)	(3)
Goodwill	104,938	104,938	—	—
Intangibles	24,729	25,778	(1,049)	(4)
Deferred tax asset	24,420	24,420	—	—
Other assets	46,644	46,345	299	1
Total assets	$4,751,358	$4,863,734	$(112,376)	(2)%
LIABILITIES & EQUITY
Warehouse borrowings	$441,832	$420,573	$21,259	5%
MSR financing	35,133	—	35,133	n/a
Convertible notes	24,967	24,965	2	0
Contingent consideration	24,498	31,072	(6,574)	(21)
Long-term debt ($71,120 par)	50,044	47,207	2,837	6
Securitized mortgage trust liabilities	3,892,668	4,017,603	(124,935)	(3)
Repurchase reserve	3,544	5,408	(1,864)	(34)
Term financing	—	29,910	(29,910)	(100)
Other liabilities	42,475	55,956	(13,481)	(24)
Total liabilities	4,515,161	4,632,694	(117,533)	(3)
Total equity	236,197	231,040	5,157	2
Total liabilities and stockholders’ equity	$4,751,358	$4,863,734	$(112,376)	(2)%

At March 31, 2017, cash decreased $20.6 million from $40.1 million at December 31, 2016. Cash balances decreased primarily due to the earn-out payment to CashCall Inc. of approximately $8.0 million based upon CCM earnings for the fourth quarter of 2016, and an increase in warehouse haircuts (difference between loan balance funded and amount advanced by warehouse lender) associated with the increase in mortgage loans held-for-sale (LHFS) as well as a reduction in accrued liabilities.

LHFS increased $45.9 million to $434.3 million at March 31, 2017 as compared to $388.4 million at December 31, 2016. The increase was due to $1.6 billion in originations during the first three months of 2017 partially offset by $1.5 billion in loan sales. As a normal course of our origination and sales cycle, loans held-for-sale at the end of any period are generally sold within one or two subsequent months.

Finance receivables decreased $25.4 million to $37.6 million at March 31, 2017 as compared to $62.9 million at December 31, 2016. The decrease was primarily due to $183.6 million in fundings offset by $206.9 million in settlements in the first quarter of 2017.

MSRs increased $10.0 million to $141.6 million at March 31, 2017 as compared to $131.5 million at December 31, 2016. The increase was due to servicing retained loan sales of $1.4 billion in UPB. Partially offsetting the increase was a bulk sale of NonQM MSRs totaling approximately $156.4 million in UPB and a mark-to-market reduction in fair value of $1.1 million.  At March 31, 2017, we serviced $13.2 billion in UPB for others as compared to $12.4 billion at December 31, 2016.

Warehouse borrowings increased $21.3 million to $441.8 million at March 31, 2017 as compared to $420.6 million at December 31, 2016. The increase was due to an increase in LHFS attributable to the increased loan volume at March 31, 2017. During March 31, 2017, we increased our total borrowing capacity to $950.0 million as compared to $925.0 million at December 31, 2016.

In February, 2017,  we entered into a Loan Agreement with a Lender providing for a MSR financing facility of up to $40.0 million for a period of two years.  We are able to borrow up to 55% of the fair market value of Fannie Mae pledged servicing rights.  We initially drew down $35.1 million, and used a portion of the proceeds to pay off the Term Financing originally entered into in June 2015.

The changes in total assets and liabilities, at fair market value, are primarily attributable to decreases in our trust assets and trust liabilities as summarized below.

	March 31,	December 31,	Increase	%
	2017	2016	(Decrease)	Change
Securitized mortgage collateral	$3,903,336	$4,021,891	$(118,555)	(3)%
Other trust assets	8,340	11,399	(3,059)	(27)
Total trust assets	3,911,676	4,033,290	(121,614)	(3)

Securitized mortgage borrowings	$3,892,668	$4,017,603	$(124,935)	(3)%
Other trust liabilities	—	—	—	n/a
Total trust liabilities	3,892,668	4,017,603	(124,935)	(3)
Residual interests in securitizations	$19,008	$15,687	$3,321	21%

Since the consolidated and unconsolidated securitization trusts are nonrecourse to us, trust assets and liabilities have been netted to present our interest in these trusts more simply, which are considered the residual interests in securitizations. For unconsolidated securitizations the residual interests represent the fair value of investment securities available-for-sale. For consolidated securitizations, the residual interests are represented by the fair value of securitized mortgage collateral and real estate owned, offset by the fair value of securitized mortgage borrowings and derivative liabilities. We receive cash flows from our residual interests in securitizations to the extent they are available after required distributions to bondholders and maintaining specified overcollateralization levels and other specified parameters (such as maximum delinquency and cumulative default) within the trusts. The estimated fair value of the residual interests, represented by the difference in the fair value of total trust assets and total trust liabilities, was $19.0 million at March 31, 2017 as compared to $15.7 million at December 31, 2016.

We update our collateral assumptions quarterly based on recent delinquency, default, prepayment and loss experience. Additionally, we update the forward interest rates and investor yield (discount rate) assumptions based on information derived from market participants. During the three months ended March 31, 2017, actual losses were relatively flat and were inline with forecasted losses for the majority of trusts with residual value.  Principal payments and liquidations of securitized mortgage collateral and securitized mortgage borrowings also contributed to the reduction in trust assets and liabilities.  The increase in residual fair value at March 31, 2017 was the result of a decrease in loss assumptions as well as recoveries on certain multifamily trusts with residual value.

•

The estimated fair value of securitized mortgage collateral decreased $118.6 million during the three months ended March 31, 2017, primarily due to reductions in principal from borrower payments and transfers of loans to Real Estate Owned (REO) for single-family and multi-family collateral. Additionally, other trust assets decreased $3.1 million during the three months ended March 31, 2017, primarily due to REO liquidations of

$6.9 million. Partially offsetting the decrease was an increase of $2.3 million in REO from foreclosures and a $1.5 million increase in the net realizable value (NRV) of REO.

•

The estimated fair value of securitized mortgage borrowings decreased $124.9 million during the three months ended March 31, 2017, primarily due to reductions in principal balances from principal payments during the period for single-family and multi-family collateral as well as a decrease in loss assumptions.

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

The following table presents changes in the trust assets and trust liabilities for the three months ended March 31, 2017:

				TRUST LIABILITIES
	Level 3 Recurring Fair
	Value Measurement			Level 3 Recurring Fair
		NRV (1)		Value Measurement
	Securitized	Real		Securitized	Net
	mortgage	estate	Total trust	mortgage	trust
	collateral	owned	assets	borrowings	assets
Recorded book value at December 31, 2016	$4,021,891	$11,399	$4,033,290	$(4,017,603)	$15,687
Total gains/(losses) included in earnings:
Interest income	15,484	—	15,484	—	15,484
Interest expense	—	—	—	(40,695)	(40,695)
Change in FV of net trust assets, excluding REO (2)	51,052	—	51,052	(46,266)	4,786
Gains from REO – not at FV but at NRV (2)	—	1,533	1,533	—	1,533
Total gains (losses) included in earnings	66,536	1,533	68,069	(86,961)	(18,892)
Transfers in and/or out of level 3	—	—	—	—	—
Purchases, issuances and settlements	(185,091)	(4,592)	(189,683)	211,896	22,213
Recorded book value at March 31, 2017	$3,903,336	$8,340	$3,911,676	$(3,892,668)	$19,008

(1)	Accounted for at net realizable value.
(2)	Represents change in fair value of net trust assets, including trust REO (losses) gains in the consolidated statements of operations for the three months ended March 31, 2017.

Inclusive of losses from REO, total trust assets above reflect a net gain of $52.6 million for the three months ended March 31, 2017 as a result of an increase in fair value from securitized mortgage collateral of $51.1 million and gains from REO of $1.5 million. Net losses on trust liabilities were $46.3 million from the increase in fair value of securitized mortgage borrowings. As a result, non-interest income—net trust assets totaled an increase of $6.3 million for the three months ended March 31, 2017.

The table below reflects the net trust assets as a percentage of total trust assets (residual interests in securitizations):

	March 31,	December 31,
	2017	2016
Net trust assets	$19,008	$15,687
Total trust assets	3,911,676	4,033,290
Net trust assets as a percentage of total trust assets	0.49%	0.39%

For the three months ended March 31, 2017, the estimated fair value of the net trust assets increased as a percentage of total trust assets. The increase was primarily due to an increase in projected future cash flows due to a decrease in loss assumptions in the 2006 multi-family vintage.

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

The following tables present the estimated fair value of our residual interests, including investment securities available for sale, by securitization vintage year and other related assumptions used to derive these values at March 31, 2017 and December 31, 2016:

	Estimated Fair Value of Residual			Estimated Fair Value of Residual
	Interests by Vintage Year at			Interests by Vintage Year at
	March 31, 2017			December 31, 2016
Origination Year	SF	MF	Total	SF	MF	Total
2002-2003 (1)	$8,962	$889	$9,851	$8,402	$921	$9,323
2004	1,004	653	1,657	1,267	653	1,920
2005	11	—	11	—	—	—
2006	—	7,489	7,489	—	4,444	4,444
Total	$9,977	$9,031	$19,008	$9,669	$6,018	$15,687
Weighted avg. prepayment rate	6.2%	10.3%	6.6%	6.3%	10.1%	6.6%
Weighted avg. discount rate	16.0%	18.6%	17.3%	16.3%	17.9%	16.9%

(1)	2002-2003 vintage year includes CMO 2007-A, since the majority of the mortgages collateralized in this securitization were originated during this period.

We utilize a number of assumptions to value securitized mortgage collateral, securitized mortgage borrowings and residual interests. These assumptions include estimated collateral default rates and loss severities (credit losses), collateral prepayment rates, forward interest rates and investor yields (discount rates). We use the same collateral assumptions for securitized mortgage collateral and securitized mortgage borrowings as the collateral assumptions determine collateral cash flows which are used to pay interest and principal for securitized mortgage borrowings and excess spread, if any, to the residual interests. However, we use different investor yield (discount rate) assumptions for securitized mortgage collateral and securitized mortgage borrowings and the discount rate used for residual interests based on underlying collateral characteristics, vintage year, assumed risk and market participant assumptions.  The increase in the estimated fair value of the 2006 multi-family residual interests was due to a reduction in future loss assumptions and recoveries within certain trusts.

The table below reflects the estimated future credit losses and investor yield requirements for trust assets by product (SF and MF) and securitization vintage at March 31, 2017:

	Estimated Future			Investor Yield
	Losses (1)			Requirement (2)
	SF	MF		SF	MF
2002-2003	6%	*	(3)	6%	7%
2004	8	*	(3)	6	5
2005	9	3%		6	4
2006	14	3		6	6
2007	12	1		6	4

(1)	Estimated future losses derived by dividing future projected losses by UPB at March 31, 2017.
(2)

Investor yield requirements represent our estimate of the yield third-party market participants would require to price our trust assets and liabilities given our prepayment, credit loss and forward interest rate assumptions.

(3)	Represents less than 1%.

Despite the increase in housing prices through March 31, 2017, housing prices in many parts of the country are still at levels which have significantly reduced or eliminated equity for loans originated after 2003. Future loss estimates are significantly higher for mortgage loans included in securitization vintages after 2005 which reflect severe home price deterioration and defaults experienced with mortgages originated during these periods.

Long-Term Mortgage Portfolio Credit Quality

We use the Mortgage Bankers Association (MBA) method to define delinquency as a contractually required payment being 30 or more days past due. We measure delinquencies from the date of the last payment due date in which a payment was received. Delinquencies for loans 60 days delinquent or greater, foreclosures and delinquent bankruptcies were $981.8 million or 20.2% of the long-term mortgage portfolio as of March 31, 2017.  Despite the increase in percentage of loans 60 or more days delinquent at March 31, 2017 as compared to December 31, 2016, the UPB of loans 60 days or more delinquent at March 31, 2017 decreased by $33.6 million.

The following table summarizes the gross UPB of loans in our mortgage portfolio, included in securitized mortgage collateral, that were 60 or more days delinquent (utilizing the MBA method) as of the periods indicated:

	March 31,	Total	December 31,	Total
Securitized mortgage collateral	2017	Collateral	2016	Collateral
60 - 89 days delinquent	$113,402	2.3%	$140,567	2.8%
90 or more days delinquent	424,537	8.7	417,947	8.2
Foreclosures (1)	218,323	4.5	224,633	4.4
Delinquent bankruptcies (2)	225,538	4.6	232,249	4.6
Total 60 or more days delinquent	$981,799	20.2	$1,015,396	20.0
Total collateral	$4,863,603	100.0	$5,078,500	100.0

(1)	Represents properties in the process of foreclosure.
(2)	Represents bankruptcies that are 30 days or more delinquent.

The following table summarizes the gross securitized mortgage collateral and REO at NRV, that were non-performing as of the dates indicated (excludes 60-89 days delinquent):

		Total		Total
	March 31,	Collateral	December 31,	Collateral
	2017	%	2016	%
90 or more days delinquent, foreclosures and delinquent bankruptcies	$868,397	17.9%	$874,829	17.2%
Real estate owned	8,340	0.2	11,399	0.2
Total non-performing assets	$876,737	18.0	$886,228	17.5

Non-performing assets consist of non-performing loans (mortgages that are 90 or more days delinquent, including loans in foreclosure and delinquent bankruptcies) plus REO. It is our policy to place a mortgage on nonaccrual status when it becomes 90 days delinquent and to reverse from revenue any accrued interest, except for interest income on securitized mortgage collateral when the scheduled payment is received from the servicer. The servicers are required to advance principal and interest on loans within the securitization trusts to the extent the advances are considered recoverable. IFC, a subsidiary of IMH and master servicer, may be required to advance funds, or in most cases cause the loan servicers to advance funds, to cover principal and interest payments not received from borrowers depending on the status of their mortgages. As of March 31, 2017, non-performing assets (UPB of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) as a percentage of the total collateral was 18.0%.  At December 31, 2016, non-performing assets to total collateral was 17.5%.  Non-performing assets decreased by approximately $9.5 million at March 31, 2017 as compared to December 31, 2016. At March 31, 2017, the estimated fair value of non-performing assets (representing the fair value of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) was $252.1 million or 5.3% of total assets. At December 31, 2016, the estimated fair value of non-performing assets was $263.6 million or 5.4% of total assets.

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

For the three months ended March 31, 2017, we recorded an increase in net realizable value of the REO in the amount of $1.5 million, compared to a decrease of $1.1 million for the comparable 2016 period. Increases and write-downs of the net realizable value reflect increases or declines in value of the REO subsequent to foreclosure date, but prior to the date of sale.

The following table presents the balances of REO:

	March 31,	December 31,
	2017	2016
REO	$21,209	$25,802
Impairment (1)	(12,869)	(14,403)
Ending balance	$8,340	$11,399
REO inside trusts	$8,340	$11,399
REO outside trusts	—	—
Total	$8,340	$11,399

(1)	Impairment represents the cumulative write-downs of net realizable value subsequent to foreclosure.

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

Results of Operations

For the Three Months Ended March 31, 2017 compared to the Three Months Ended March 31, 2016

	For the Three Months Ended March 31,
			Increase	%
	2017	2016	(Decrease)	Change
Revenues	$45,342	$47,299	$(1,957)	(4)%
Expenses (1)	(44,557)	(45,155)	598	1
Net interest income (expense)	446	(101)	547	542
Change in fair value of long-term debt	(2,497)	—	(2,497)	n/a
Change in fair value of net trust assets, including trust REO gains (losses)	6,319	(627)	6,946	1108
Income tax expense	(426)	(435)	9	(2)
Net earnings	$4,627	$981	$3,646	372
Earnings per share available to common stockholders—basic	$0.29	$0.09	$0.20	235%
Earnings per share available to common stockholders—diluted	$0.29	$0.08	$0.21	247%

(1)	Includes changes in contingent consideration liability resulting in expense of $0.5 million and $2.9 million for the the three months ended March 31, 2017 and 2016, respectively.

Revenues

	For the Three Months Ended March 31,
			Increase	%
	2017	2016	(Decrease)	Change
Gain on sale of loans, net	$37,319	$53,869	$(16,550)	(31)%
Real estate services fees, net	1,633	2,100	(467)	(22)
Servicing income, net	7,320	2,088	5,232	251
Loss on mortgage servicing rights, net	(977)	(10,910)	9,933	91
Other revenues	47	152	(105)	(69)
Total revenues	$45,342	$47,299	$(1,957)	(4)

Gain on sale of loans, net.    For the three months ended March 31, 2017, gain on sale of loans, net were $37.3 million compared to $53.9 million in the comparable 2016 period. The $16.6 million decrease is primarily due to a $21.0 million decrease in premiums from the sale of mortgage loans, a $6.8 million decrease in premiums from servicing retained loan sales and a $6.0 million decrease in mark-to-market gains on LHFS, partially offset by a $11.6 million decrease in direct loan origination expenses, $3.5 million increase in realized and unrealized net gains on derivative financial instruments and a $2.0 million increase in recovery for repurchases.

The overall decrease in gain on sale of loans, net was primarily due to decreased volumes partially offset by an increase in gain on sale margins.  For the three months ended March 31, 2017, we originated and sold $1.6 billion and $1.5 billion of loans, respectively, as compared to $2.3 billion and $2.1 billion of loans originated and sold, respectively, during the same period in 2016.  Margins increased to approximately 236 bps for the three months ended March 31, 2017 as compared to 229 bps for the same period in 2016 due to a higher concentration of NonQM and government insured loans which have higher margins than conventional loans.

Real estate services fees, net.  For the three months ended March 31, 2017, real estate services fees, net were $1.6 million compared to $2.1 million in the comparable 2016 period. The $467 thousand decrease was primarily the result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio as compared to 2016.

Servicing income, net.  For the three months ended March 31, 2017, servicing income, net was $7.3 million compared to $2.1 million in the comparable 2016 period.  The increase in servicing income, net was the result of the servicing portfolio increasing 188% to an average balance of $13.0 billion for the three months ended March 31, 2017 as compared to an average balance of $4.5 billion for the three months ended March 31, 2016.   The increase in the average balance of the servicing portfolio is a result of our efforts during the past year to retain servicing  as well as $1.4 billion in servicing retained loan sales during the three months ended March 31, 2017.  Partially offsetting the increase was a bulk sale of NonQM MSRs totaling approximately $156.4 million in UPB.

Loss on mortgage servicing rights, net.  For the three months ended March 31, 2017, loss on MSRs was $977 thousand compared to $10.9 million in the comparable 2016 period. For the three months ended March 31, 2017, we recorded a $1.1 million loss from a change in fair value of MSRs primarily the result of mark-to-market changes related to amortization slightly offset by an increase in servicing value due to lower interest rates.  During the first quarter, we had a $414 thousand loss on sale of mortgage servicing rights related to refunds of premiums to investors for loan payoffs associated with sales of servicing rights in previous periods.  Partially offsetting the loss was a $559 thousand increase in realized and unrealized gains from hedging instruments related to MSRs.

Expenses

	For the Three Months Ended March 31,
			Increase	%
	2017	2016	(Decrease)	Change
Personnel expense	$24,919	$23,965	$954	4%
Business promotion	10,231	9,191	1,040	11
General, administrative and other	8,023	7,162	861	12
Accretion of contingent consideration	845	1,895	(1,050)	(55)
Change in fair value of contingent consideration	539	2,942	(2,403)	(82)
Total expenses	$44,557	$45,155	$(598)	(1)

Total expenses were $44.6 million for the three months ended March 31, 2017, compared to $45.2 million for the comparable period of 2016.  Personnel expense increased $954 thousand to $24.9 million for the three months ended March 31, 2017.  The increase is primarily due to a 9% increase in average headcount and a $540 thousand increase in healthcare costs as well as other personnel related costs during the first quarter of 2017 as compared to 2016.   With the decline in volumes in the first quarter of 2017, we made staff reductions during the first quarter, of which the full impact of the reductions were not reflected in the first quarter personnel expense.

Business promotion was $10.2 million for the three months ended March 31, 2017, compared to $9.2 million for the comparable period of 2016.  Our centralized call center purchases leads and promotes its business through radio and television advertisements.  During the first quarter of 2017, business promotion increased due to efforts to increase NonQM and purchase money production with the reduction in refinance activity as a result of the increase in interest rates.

General, administrative and other expenses increased to $8.0 million for the three months ended March 31, 2017, compared to $7.2 million for the same period in 2016.  The increase was primarily related to a $468 thousand increase in legal and professional fees, $369 thousand increase in additional occupancy expense and a $242 thousand increase in data processing. Partially offsetting the increase was a $147 thousand decrease in premises and equipment expense as well as a $71 thousand decrease in other general and administrative expenses.

As part of the acquisition of CCM, we record accretion of the contingent consideration liability from the close of the transaction in March 2015 through the end of the earn-out period in December 2017, which increases the contingent consideration liability. The estimated contingent consideration liability is based on discounted cash flows which represent the time value of money of the liability during the earn-out period.  In the first quarter of 2017, accretion increased the contingent consideration liability by $845 thousand as compared to $1.9 million during the first quarter of 2016.  The reduction in accretion is due to the reduction in the estimated earn-out percentage as compared to 2016.  The accretion will continue to be a charge against earnings in future quarters until the end of the earn-out period in December 2017.

We recorded a $539  thousand change in fair value associated with an increase in the contingent consideration liability for the first quarter of 2017 related to updated assumptions including current market conditions and increased projected NonQM mortgage loan originations for CCM. The change in fair value of contingent consideration was related to the estimated increase in future pre-tax earnings of CCM over the remaining earn-out period of three quarters. The fair value of contingent consideration may change from quarter to quarter based upon actual experience and updated assumptions used to forecast pre-tax earnings for CCM.  Even though this projected increase in NonQM mortgage volume for CCM is favorable, it resulted in a corresponding charge to earnings of $539 thousand in the first quarter of 2017.

Net Interest Income (Expense)

We earn net interest income primarily from mortgage assets, which include securitized mortgage collateral, loans held-for-sale and finance receivables, or collectively, “mortgage assets,” and, to a lesser extent, interest income earned on cash and cash equivalents. Interest expense is primarily interest paid on borrowings secured by mortgage assets, which include securitized mortgage borrowings and warehouse borrowings and to a lesser extent, interest expense paid on long-term debt, Convertible Notes, short-term borrowings, MSR Financing and Term Financing. Interest income and interest expense during the period primarily represents the effective yield, based on the fair value of the trust assets and liabilities.

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

	For the Three Months Ended March 31,
	2017			2016
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Securitized mortgage collateral	$3,962,613	$57,921	5.85%	$4,469,739	$66,313	5.93%
Mortgage loans held-for-sale	283,314	3,199	4.52	265,794	2,704	4.07
Finance receivables	28,511	428	6.00	25,251	301	4.77
Other	36,939	36	0.39	24,822	9	0.15
Total interest-earning assets	$4,311,377	$61,584	5.71	$4,785,606	$69,327	5.79
LIABILITIES
Securitized mortgage borrowings	$3,955,136	$55,811	5.64%	$4,473,506	$63,982	5.72%
Warehouse borrowings (1)	305,035	2,981	3.91	289,989	2,625	3.62
MSR financing facility	19,518	242	4.96	—	—	—
Long-term debt	47,475	1,219	10.27	31,981	957	11.97
Convertible notes	24,963	471	7.55	30,589	1,109	14.50
Term financing	13,619	407	11.95	29,763	748	10.05
Other	2,794	7	1.00	2,243	7	1.25
Total interest-bearing liabilities	$4,368,540	$61,138	5.60	$4,858,071	$69,428	5.72
Net Interest Spread (2)		$446	0.11%		$(101)	0.07%
Net Interest Margin (3)			0.04%			-0.01%

(1)	Warehouse borrowings include the borrowings from mortgage loans held-for-sale and finance receivables.
(2)	Net interest spread is calculated by subtracting the weighted average yield on interest-bearing liabilities from the weighted average yield on interest-earning assets.
(3)	Net interest margin is calculated by dividing net interest spread by total average interest-earning assets.

Net interest spread increased $547 thousand for the three months ended March 31, 2017 primarily attributable to an increase in the net interest spread between loans held-for-sale and finance receivables and their related warehouse borrowings, a decrease in interest expense from the conversion of the 2013 Convertible Notes in February 2016 and a decrease in interest expense related to the payoff of the Term Financing.  Offsetting the increase in net spread was a decrease in the net interest spread on the securitized mortgage collateral and securitized mortgage borrowings, an increase in the interest expense on the long-term debt as well as an increase in interest expense as a result of the MSR financing facility. As a result, the net interest margin increased to 0.04% for the three months ended March 31, 2017 from (0.01)% for the three months ended March 31, 2016.

During the three months ended March 31, 2017, the yield on interest-earning assets decreased to 5.71% from 5.79% in the comparable 2016 period. The yield on interest-bearing liabilities decreased to 5.60% for the three months ended March 31, 2017 from 5.72% for the comparable 2016 period.  In connection with the fair value accounting for securitized mortgage collateral and borrowings and long-term debt, interest income and interest expense is recognized using effective yields based on estimated fair values for these instruments. The decrease in yield for securitized mortgage collateral and securitized mortgage borrowings is primarily related to increased prices on mortgage-backed bonds which resulted in a decrease in yield as compared to the previous period.

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

Change in the fair value of long-term debt resulted in an expense of $2.5 million  for the three months ended March 31, 2017, compared to no gain or loss for the comparable 2016 period as a result of an increase in the estimated fair value of long-term debt. The increase in the estimated fair value of long-term debt was primarily the result of a decrease in the discount rate attributable to an improvement in our credit risk profile, financial condition as well as an increase in LIBOR during the fourth quarter of 2016 and first quarter of 2017.

Change in fair value of net trust assets, including trust REO losses

	For the Three Months Ended
	March 31,
	2017	2016
Change in fair value of net trust assets, excluding REO	$4,786	$513
Gains (losses) from REO	1,533	(1,140)
Change in fair value of net trust assets, including trust REO (losses) gains	$6,319	$(627)

The change in fair value related to our net trust assets (residual interests in securitizations) was a gain of $6.3 million for the three months ended March 31, 2017. The change in fair value of net trust assets, including REO was due to $4.8 million in gains from changes in fair value of securitized mortgage borrowings and securitized mortgage collateral primarily associated updated loss assumptions and recoveries on certain a later vintage multifamily trust with improved performance. Additionally, the NRV of REO increased $1.5 million during the period as a result of lower expected loss severities on properties held in the long-term mortgage portfolio.

The change in fair value related to our net trust assets (residual interests in securitizations) was a loss of $627 thousand for the quarter ended March 31, 2016.  The change in fair value of net trust assets, excluding REO was due to $513 thousand in gains from changes in fair value of securitized mortgage borrowings, securitized mortgage collateral and investment securities available-for sale primarily associated with a decrease in LIBOR as well as updated assumptions on certain later vintage trusts with improved performance. Additionally, the NRV of REO decreased $1.1 million during the period attributed to higher expected loss severities on properties held in the long-term mortgage portfolio during the period.

Income Taxes

We recorded income tax expense of $426 thousand and $435 thousand for the the three months ended March 31, 2017 and 2016, respectively, primarily the result of amortization of the deferred charge, federal alternative minimum tax (AMT), and state income taxes from states where the Company does not have net operating loss carryforwards or state minimum taxes, including AMT. The deferred charge represents the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH prior to 2008. The deferred charge is amortized and/or impaired, which does not result in any tax liability to be paid. The deferred charge is included in other assets in the accompanying consolidated balance sheets and is amortized as a component of income tax expense in the accompanying consolidated statements of operations.

As of December 31, 2016, had estimated federal and state net operating loss (NOL) carryforwards of approximately $511.0 million and $491.7 million, respectively. Federal and state net operating loss carryforwards begin to expire in 2027 and 2017, respectively.

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

	For the Three Months Ended March 31,
			Increase	%
	2017	2016	(Decrease)	Change
Gain on sale of loans, net	$37,319	$53,869	$(16,550)	(31)%
Servicing income, net	7,320	2,088	5,232	251
Loss on mortgage servicing rights, net	(977)	(10,910)	9,933	91
Other	14	49	(35)	(71)
Total revenues	43,676	45,096	(1,420)	(3)
Other income	407	388	19	5
Personnel expense	(22,958)	(23,807)	849	4
Business promotion	(10,211)	(9,163)	(1,048)	(11)
General, administrative and other	(4,916)	(4,558)	(358)	(8)
Accretion of contingent consideration	(845)	(1,895)	1,050	55
Change in fair value of contingent consideration	(539)	(2,942)	2,403	82
Earnings before income taxes	$4,614	$3,119	$1,495	48

For the three months ended March 31, 2017, gain on sale of loans, net were $37.3 million compared to $53.9 million in the comparable 2016 period. The $16.6 million decrease is primarily due to a $21.0 million decrease in premiums from the sale of mortgage loans, an $6.8 million decrease in premiums from servicing retained loan sales and a $6.0 million decrease in mark-to-market gains on LHFS, partially offset by a $11.6 million decrease in direct loan origination expenses, $3.5 million increase in realized and unrealized net gains on derivative financial instruments and a $2.0 million increase in recovery for repurchases.

The overall decrease in gain on sale of loans, net was primarily due to decreased volumes partially offset by an increase in gain on sale margins.  For the three months ended March 31, 2017, we originated and sold $1.6 billion and $1.5 billion of loans, respectively, as compared to $2.3 billion and $2.1 billion of loans originated and sold, respectively, during the same period in 2016.  Margins increased to approximately 236 bps for the three months ended March 31, 2017 as compared to 229 bps for the same period in 2016 due to a higher concentration of NonQM and government insured loans which have higher margins than conventional loans.

For the three months ended March 31, 2017, servicing income, net was $7.3 million compared to $2.1 million in the comparable 2016 period.  The increase in servicing income, net was the result of the servicing portfolio increasing 188% to an average balance of $13.0 billion for the three months ended March 31, 2017 as compared to an average balance of $4.5 billion for the three months ended March 31, 2016.   The increase in the average balance of the servicing portfolio is a result of our efforts during the past year to retain servicing  as well as $1.4 billion in servicing retained loan sales during the three months ended March 31, 2017 Partially offsetting the increase was a bulk sale of NonQM MSRs totaling approximately $156.4 million in UPB.

For the three months ended March 31, 2017, loss on MSRs was $977 thousand compared to $10.9 million in the comparable 2016 period. For the three months ended March 31, 2017, we recorded a $1.1 million loss from a change in fair value of MSRs primarily the result of mark-to-market changes related to amortization slightly offset by an increase in servicing value due to lower interest rates.  During the first quarter, we had a $414 thousand loss on sale of mortgage servicing rights related to refunds of premiums to investors for loan payoffs associated with sales of servicing rights in previous periods.  Partially offsetting the loss was a $559 thousand increase in realized and unrealized gains from hedging instruments related to MSRs.

For the three months ended March 31, 2017, other income was $407 thousand compared to $388 thousand in the comparable 2016 period.   Other income increased $19 thousand for the three months ended March 31, 2017 as a result of a $261 thousand increase in net interest spread between loans held-for-sale, finance receivables and their related warehouse borrowing expense.  Offsetting the increase in net interest spread was a $242 thousand increase in interest expense related to the MSR financing facility entered into in February 2017.

Personnel expense was $23.0 million for the three months ended March 31, 2017, compared to $23.8 million for the comparable period of 2016.  Despite an 8% increase in average headcount in the mortgage lending segment as compared to the first quarter of 2016, personnel expense decreased due to a reduction in commissions as a result of the decrease in mortgage loan originations during the first quarter of 2017.  With the decline in volumes in the first quarter of 2017, we made staff reductions during the first quarter, of which the full impact of the reductions were not reflected in the first quarter personnel expense.

Business promotion was $10.2 million for the three months ended March 31, 2017, compared to $9.2 million for the comparable period of 2016.  Our centralized call center purchases leads and promotes its business through radio and television advertisements.  During the first quarter of 2017, business promotion increased due to efforts to increase NonQM and purchase money production with the reduction in refinance activity as a result of the increase in interest rates.

General, administrative and other expenses increased to $4.9 million for the three months ended March 31, 2017, compared to $4.6 million for the same period in 2016.  The increase was primarily related to a $281 thousand increase in additional occupancy expense, a $111 thousand increase in data processing and a $49 thousand increase in legal and professional fees. Partially offsetting the increase was an $84 thousand decrease in other general and administrative expenses.  Occupancy is allocated by headcount which had increased in mortgage lending until the staff reductions made during the first quarter of 2017.

As part of the acquisition of CCM, we record accretion of the contingent consideration liability from the close of the transaction in March 2015 through the end of the earn-out period in December 2017, which increases the contingent consideration liability. The estimated contingent consideration liability is based on discounted cash flows which represent the time value of money of the liability during the earn-out period.  In the first quarter of 2017, accretion increased the contingent consideration liability by $845 thousand as compared to $1.9 million during the first quarter of 2016.  The reduction in accretion is due to the reduction in the estimated earn-out percentage as compared to 2016.  The accretion will continue to be a charge against earnings in future quarters until the end of the earn-out period in December 2017.

We recorded a $539  thousand change in fair value associated with an increase in the contingent consideration liability for the first quarter of 2017 related to updated assumptions including current market conditions and increased projected NonQM mortgage loan originations for CCM. The change in fair value of contingent consideration was related to the estimated increase in future pre-tax earnings of CCM over the remaining earn-out period of three quarters. The fair value of contingent consideration may change from quarter to quarter based upon actual experience and updated assumptions used to forecast pre-tax earnings for CCM.  Even though this projected increase in NonQM mortgage volume for CCM is favorable, it resulted in a corresponding charge to earnings of $539 thousand in the first quarter of 2017.

Real Estate Services

	For the Three Months Ended March 31,
			Increase	%
	2017	2016	(Decrease)	Change
Real estate services fees, net	$1,633	$2,100	$(467)	(22)%
Personnel expense	(791)	(1,341)	550	41
General, administrative and other	(204)	(225)	21	9
Earnings before income taxes	$638	$534	$104	19%

For the three months ended March 31, 2017, real estate services fees, net were $1.6 million compared to $2.1 million in the comparable 2016 period. The $467 thousand decrease in real estate services fees, net was the result of a $551 thousand decrease in real estate and recovery fees and a $10 thousand decrease in loss mitigation fees partially offset by a $94 thousand increase in real estate services.The $467 thousand decrease was primarily the result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio as compared to 2016.

Long-Term Mortgage Portfolio

	For the Three Months Ended March 31,
			Increase	%
	2017	2016	(Decrease)	Change
Other revenue	$61	$67	$(6)	(9)%

Total expenses	(86)	(109)	23	21

Net interest income	891	1,375	(484)	(35)
Change in fair value of long-term debt	(2,497)	—	(2,497)	n/a
Change in fair value of net trust assets, including trust REO gains (losses)	6,319	(627)	6,946	1108
Total other income	4,713	748	3,965	530
Earnings before income taxes	$4,688	$706	$3,982	564%

For the three months ended March 31, 2017, net interest income totaled $891 thousand as compared to $1.4 million for the comparable 2016 period.  Net interest income decreased $484 thousand for the three months ended March 31, 2017 primarily attributable to a $261 thousand increase in interest expense on the long-term debt due to an increase in 3 month LIBOR as compared to the prior year and  a $221 thousand decrease in net interest spread on the long-term mortgage portfolio due to increased prices on mortgage-backed bonds which resulted in a decrease in yield as compared to the previous period.

Change in the fair value of long-term debt resulted in an expense of $2.5 million  for the three months ended March 31, 2017, compared to no gain or loss for the comparable 2016 period as a result of an increase in the estimated fair value of long-term debt. The increase in the estimated fair value of long-term debt was primarily the result of a decrease in the discount rate attributable to an improvement in our credit risk profile, financial condition as well as an increase in LIBOR during the fourth quarter of 2016 and first quarter of 2017.

The change in fair value related to our net trust assets (residual interests in securitizations) was a gain of $6.3 million for the three months ended March 31, 2017. The change in fair value of net trust assets, including REO was due to $4.8 million in gains from changes in fair value of securitized mortgage borrowings, securitized mortgage collateral and investment securities available-for-sale primarily associated updated loss assumptions on certain a later vintage multifamily trust with improved performance. Additionally, the NRV of REO increased $1.5 million during the period as a result of lower expected loss severities on properties held in the long-term mortgage portfolio.

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

	For the Three Months Ended March 31,
			Increase	%
	2017	2016	(Decrease)	Change
Interest expense	$(852)	$(1,864)	1,012	54%
Other expenses	(4,035)	(1,079)	(2,956)	(274)
Net loss before income taxes	$(4,887)	$(2,943)	$(1,944)	(66)%

For the three months ended March 31, 2017, interest expense decreased to $852 thousand as compared to $1.9 million for the comparable 2016 period. The $1.0 million decrease in interest expense was primarily due a $638 thousand reduction in interest expense related to the conversion of the original $20.0 million in Convertible Notes to common stock in January 2016 as well as a $341 thousand decrease in interest expense related to the payoff the Term Financing in February 2017.

For the three months ended March 31, 2017, other expenses increased to $4.0 million as compared to $1.1 million for the comparable 2016 period. The increase was primarily due to an increase in corporate expenses of $2.0 million in the first quarter of 2017 as compared to the first quarter of 2016 and a reduction in allocated corporate expenses in other segments.  The increase in corporate expenses is due to a $773 thousand increase in personnel costs primarily associated with our increased investment in technology, a $395 thousand increase in healthcare costs as well as a $401 thousand increase in legal and professional fees and a $120 thousand increase in data processing.  Partially offsetting the increase was a $111 thousand decrease in equipment expense.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of operational and market risks.  Refer to the complete discussion of operational and market risks included in Part II, Item 7 of our report on Form 10-K for the year ended December 31, 2016.  There has been no material change to the types of market and operational risks faced by us.

Interest Rate Risk

Our interest rate risk arises from the financial instruments and positions we hold. This includes mortgage loans held for sale, MSRs and derivative financial instruments. These risks are regularly monitored by executive management that identify and manage the sensitivity of earnings or capital to changing interest rates to achieve our overall financial objectives.

Our principal market exposure is to interest rate risk, specifically changes in long-term Treasury rates and mortgage interest rates due to their impact on mortgage-related assets and commitments. We are also exposed to changes in short-term interest rates, such as LIBOR, on certain variable rate borrowings including our term financing, MSR financing and mortgage warehouse borrowings. We anticipate that such interest rates will remain our primary benchmark for market risk for the foreseeable future.

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

We used March 31, 2017 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitivity and assume instantaneous, parallel shifts in interest rate yield curves. Management uses sensitivity analysis, such as those summarized below, based on a hypothetical 25 basis point increase or decrease in interest rates, to monitor the risks associated with changes in interest rates. We believe the use of a 50 basis point shift up and down (100 basis point range) is appropriate given the relatively short time period that the mortgage loans pipeline is held on our balance sheet and exposed to interest rate risk (during the processing, underwriting and closing stages of the mortgage loans which can last up to approximately 60 days). We also actively manage our risk management strategy for our mortgage loans pipeline (through the use of economic hedges such as forward loan sale commitments and mandatory delivery commitments) and generally adjust our hedging position daily. In analyzing the interest rate risks associated with our MSRs, management also uses multiple sensitivity analyses (hypothetical 25 and 50 basis point increases and decreases) to review the interest rate risk associated with our MSRs.

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

The following table summarizes the estimated changes in the fair value of our mortgage pipeline, MSRs and related derivatives that are sensitive to interest rates as of March 31, 2017 given hypothetical instantaneous parallel shifts in the yield curve:

	Changes in Fair Value
	Down	Down	Up	Up
	50 bps	25 bps	25 bps	50 bps
Total mortgage pipeline (1)	(216)	34	(523)	(1,311)
Mortgage servicing rights (2)	(9,027)	(4,018)	2,936	4,893

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our CEO and CFO, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e). Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that, as March 31, 2017, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The legal matter updates summarized below are ongoing and may have an effect on the Company’s business and future financial condition and results of operations:

On November 22, 2016, an action was filed in the United States District Court, Southern District of New York entitled Specialized Loan Servicing LLC v. Impac Mortgage Corp. d/b/a CashCall Mortgage.   In the action the Plaintiff contends they purchased MSRs from IMC under a contract that imposed a restriction on IMCs ability to directly solicit the same borrowers for refinancing of the loan.   The Plaintiff alleges IMC breached that provision and it suffered damages as a result.  The action seeks damages, attorney’s fees, interest and an injunction against further direct solicitations.  The parties have notified the court that they have reached a tentative settlement and the court dismissed the case with prejudice, with leave to be reopened if the settlement is not fully effectuated within 30 days.

On April 20, 2017, a purported class action was filed in the United States District Court, Central District of California, entitled Nguyen v. Impac Mortgage Corp. dba CashCall Mortgage et al.   The Plaintiff contends IMC did not pay purported class members overtime compensation or provide meal and rest breaks, as required by law.   The action seeks to invalidate any waiver signed by a purported class member of their right to bring a class action and seeks damages, restitution, penalties, attorney’s fees, interest, and an injunction against unfair, deceptive, and unlawful activities.

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

Please refer to IMH’s report on Form 10-K for the year ended December 31, 2016 for a description of litigation and claims.

ITEM 1A:  RISK FACTORS

None.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:  MINE SAFETY DISCLOSURES

None.

ITEM 5:  OTHER INFORMATION

On May 5, 2017, the Company entered into an exchange agreement pursuant to which the Company agreed to issue 412,264 shares of its common stock in exchange for trust preferred securities with an aggregate liquidation amount of $8.5 million issued by Impac Capital Trust #4.  Accrued and unpaid interest on the trust preferred securities was paid in cash in the aggregate amount of approximately $13 thousand.   The interest rate on the trust preferred securities is a variable rate of three-month LIBOR plus 3.75% per annum. At December 31, 2016, the interest rate was 4.75%.

ITEM 6: EXHIBITS

(a)	Exhibits:
10.1

Loan and Security Agreement dated as of February 10, 2017 between Impac Mortgage Corp. and Western Alliance Bank  (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2017).

10.1(a)

Promissory Note dated as of February 10, 2017 issued by Impac Mortgage Corp. to Western Alliance Bank   (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2017).

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
101

The following materials from Impac Mortgage Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Cash Flows, and (4) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

May 9, 2017