Form 10-Q
period 2017-09-30
IMPAC MORTGAGE HOLDINGS INC
filed 2017-11-09
CIK 1000298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

There were 20,949,679 shares of common stock outstanding as of November 3, 2017.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1.CONSOLIDATED FINANCIAL STATEMENTS

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Cash and cash equivalents	$34,815	$40,096
Restricted cash	6,605	5,971
Mortgage loans held-for-sale	572,268	388,422
Finance receivables	60,912	62,937
Mortgage servicing rights	158,950	131,537
Securitized mortgage trust assets	3,769,231	4,033,290
Goodwill	104,938	104,938
Intangible assets, net	22,631	25,778
Deferred tax asset, net	24,420	24,420
Other assets	60,607	46,345
Total assets	$4,815,377	$4,863,734
LIABILITIES
Warehouse borrowings	$591,583	$420,573
MSR financings	25,133	—
Term financing, net	—	29,910
Convertible notes, net	24,972	24,965
Long-term debt	44,561	47,207
Securitized mortgage trust liabilities	3,751,831	4,017,603
Contingent consideration	5,816	31,072
Other liabilities	62,028	61,364
Total liabilities	4,505,924	4,632,694

Commitments and contingencies (See Note 10)

STOCKHOLDERS’ EQUITY
Series A-1 junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none issued or outstanding	—	—
Series B 9.375% redeemable preferred stock, $0.01 par value; liquidation value $16,640; 2,000,000 shares authorized, 665,592 noncumulative shares issued and outstanding as of September 30, 2017 and December 31, 2016	7	7
Series C 9.125% redeemable preferred stock, $0.01 par value; liquidation value $35,127; 5,500,000 shares authorized; 1,405,086 noncumulative shares issued and outstanding as of September 30, 2017 and December 31, 2016	14	14
Common stock, $0.01 par value; 200,000,000 shares authorized; 20,945,165 and 16,019,983 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	209	160
Additional paid-in capital	1,233,105	1,168,125
Net accumulated deficit:
Cumulative dividends declared	(822,520)	(822,520)
Retained deficit	(101,362)	(114,746)
Net accumulated deficit	(923,882)	(937,266)
Total stockholders’ equity	309,453	231,040
Total liabilities and stockholders’ equity	$4,815,377	$4,863,734

See accompanying notes to unaudited consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Gain on sale of loans, net	$42,476	$113,158	$116,602	$245,849
Real estate services fees, net	1,355	2,678	4,492	6,773
Servicing fees, net	8,492	3,789	23,575	8,680
Loss on mortgage servicing rights, net	(10,513)	(15,857)	(18,159)	(41,249)
Other	266	225	541	453
Total revenues	42,076	103,993	127,051	220,506
Expenses:
Personnel expense	23,062	38,467	69,353	93,025
Business promotion	10,403	10,350	30,744	30,828
General, administrative and other	8,497	7,736	24,845	23,742
Accretion of contingent consideration	396	1,591	1,948	5,244
Change in fair value of contingent consideration	(4,798)	23,215	(11,052)	34,569
Total expenses	37,560	81,359	115,838	187,408
Operating income	4,516	22,634	11,213	33,098

Other income (expense):
Interest income	57,854	64,932	180,011	201,561
Interest expense	(56,308)	(63,628)	(176,921)	(199,525)
Loss on extinguishment of debt	—	—	(1,265)	—
Change in fair value of long-term debt	104	(8,641)	(2,657)	(7,286)
Change in fair value of net trust assets, including trust REO gains (losses)	(1,745)	1,071	6,578	2,609
Total other income (expense)	(95)	(6,266)	5,746	(2,641)
Earnings before income taxes	4,421	16,368	16,959	30,457
Income tax expense (benefit)	2,104	(130)	3,575	728
Net earnings	$2,317	$16,498	$13,384	$29,729
Earnings per common share:
Basic	$0.11	$1.28	$0.71	$2.43
Diluted	0.11	1.18	0.71	2.27

See accompanying notes to unaudited consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

	Preferred		Common		Additional	Cumulative		Total
	Shares	Preferred	Shares	Common	Paid-In	Dividends	Retained	Stockholders’
	Outstanding	Stock	Outstanding	Stock	Capital	Declared	Deficit	Equity
Balance, December 31, 2016	2,070,678	$21	16,019,983	$160	$1,168,125	$(822,520)	$(114,746)	$231,040

Proceeds and tax benefit from exercise of stock options	—	—	89,537	1	569	—	—	570
Stock based compensation	—	—	—	—	1,972	—	—	1,972
Common stock issuance, net	—	—	4,423,381	44	55,410	—	—	55,454
Trust preferred exchange	—	—	412,264	4	7,029	—	—	7,033
Net earnings	—	—	—	—	—	—	13,384	13,384
Balance, September 30, 2017	2,070,678	$21	20,945,165	$209	$1,233,105	$(822,520)	$(101,362)	$309,453

See accompanying notes to unaudited consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$13,384	$29,729
Loss on sale of mortgage servicing rights	90	10,610
Change in fair value of mortgage servicing rights	20,038	32,048
Loss on extinguishment of debt	1,265	—
Gain on sale of mortgage loans	(106,070)	(212,696)
Change in fair value of mortgage loans held-for-sale	(8,262)	(19,572)
Change in fair value of derivatives lending, net	(2,167)	(14,618)
Provision for repurchases	192	778
Origination of mortgage loans held-for-sale	(5,457,907)	(9,813,665)
Sale and principal reduction on mortgage loans held-for-sale	5,345,665	9,414,794
(Gains) losses from REO	(8,484)	5,971
Change in fair value of net trust assets, excluding REO	1,906	(10,273)
Change in fair value of long-term debt	2,657	7,286
Accretion of interest income and expense	69,075	96,036
Amortization of intangible and other assets	3,576	3,577
Accretion of contingent consideration	1,948	5,244
Change in fair value of contingent consideration	(11,052)	34,569
Amortization of debt issuance costs and discount on note payable	145	398
Stock-based compensation	1,972	1,647
Impairment of deferred charge	591	815
Excess tax benefit from share based compensation	12	—
Net change in restricted cash	(634)	(6,454)
Net change in other assets	(12,733)	(715)
Net change in other liabilities	1,016	19,402
Net cash used in operating activities	(143,777)	(415,089)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in securitized mortgage collateral	507,552	461,063
Proceeds from the sale of mortgage servicing rights	805	5,153
Purchase of mortgage servicing rights	(5,618)	—
Finance receivable advances to customers	(714,221)	(672,885)
Repayments of finance receivables	716,246	630,600
Net change in mortgages held-for-investment	2	45
Purchase of premises and equipment	(463)	(147)
Net principal change on investment securities available-for-sale	—	47
Proceeds from the sale of REO	24,159	32,275
Net cash provided by investing activities	528,462	456,151

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	55,454	47,605
Repayment of MSR financing	(25,000)	—
Borrowings under MSR financing	50,133	—
Repayment of warehouse borrowings	(5,063,915)	(8,988,778)
Borrowings under warehouse agreements	5,234,925	9,543,273
Repayment of term financing	(30,000)	—
Payment of acquisition related contingent consideration	(16,152)	(27,996)
Repayment of securitized mortgage borrowings	(595,291)	(588,390)
Principal payments on capital lease	(249)	(393)
Debt issuance costs	(100)	(100)
Tax payments on stock based compensation awards	(341)	—
Proceeds from exercise of stock options	570	210
Net cash used in financing activities	(389,966)	(14,569)
Net change in cash and cash equivalents	(5,281)	26,493
Cash and cash equivalents at beginning of period	40,096	32,409
Cash and cash equivalents at end of period	$34,815	$58,902

NON-CASH TRANSACTIONS:
Transfer of securitized mortgage collateral to real estate owned	$15,367	$32,719
Mortgage servicing rights retained from loan sales and issuance of mortgage backed securities	42,728	91,809
Common stock issued upon long-term debt exchange	7,033	—
Common stock issued upon conversion of debt	—	20,000
Acquisition of equipment purchased through capital leases	—	551

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

Financial Statement Presentation

The accompanying unaudited consolidated financial statements of IMH and its subsidiaries (as defined above) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These interim period condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the United States Securities and Exchange Commission (SEC).

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

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." The amendments in ASU 2015-17 eliminate the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments in this ASU are effective for public business entities for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The amendments may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company adopted this change prospectively on January 1, 2017 and the adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016.  The Company adopted this change prospectively on January 1, 2017 and did not adjust prior periods.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

In May 2017, the FASB issued ASU No. 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.”  The update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This ASU is effective for annual reporting periods beginning after December 15, 2017.   Early adoption is permitted. The Company does not expect the adoption of ASU 2016-09 to have a material impact on its consolidated financial statements.

Note 2.—Mortgage Loans Held-for-Sale

A summary of the unpaid principal balance (UPB) of mortgage loans held-for-sale by type is presented below:

	September 30,	December 31,
	2017	2016
Government (1)	$161,479	$146,305
Conventional (2)	218,744	168,581
Other (3)	172,948	62,701
Fair value adjustment (4)	19,097	10,835
Total mortgage loans held for sale	$572,268	$388,422

(1)	Includes all government-insured loans including Federal Housing Administration (FHA), Veterans Affairs (VA) and United States Department of Agriculture (USDA).
(2)	Includes loans eligible for sale to Federal National Mortgage Association (Fannie Mae or FNMA) and Federal Home Loan Mortgage Corporation (Freddie Mac or FHLMC).
(3)	Includes non-qualified mortgages (NonQM) and jumbo loans.
(4)	Changes in fair value are included in gain on sale of loans, net in the accompanying consolidated statements of operations.

Gain on mortgage loans held-for-sale (LHFS), included in gain on sale of loans, net in the consolidated statements of operations, is comprised of the following for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Gain on sale of mortgage loans	$56,230	$109,059	$143,752	$252,084
Premium from servicing retained loan sales	17,855	40,890	42,728	91,809
Unrealized gains from derivative financial instruments	1,711	5,836	2,462	14,294
Realized losses from derivative financial instruments	(2,484)	(3,098)	(7,526)	(18,687)
Mark to market (loss) gain on LHFS	(1,336)	5,300	8,262	19,572
Direct origination expenses, net	(27,734)	(44,902)	(72,884)	(112,445)
(Provision) recovery for repurchases	(1,766)	73	(192)	(778)
Total gain on sale of loans, net	$42,476	$113,158	$116,602	$245,849

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

The following table summarizes the activity of MSRs for the nine months ended September 30, 2017 and year ended December 31, 2016:

	September 30,	December 31,
	2017	2016
Balance at beginning of period	$131,537	$36,425
Additions from servicing retained loan sales	42,728	128,273
Addition from purchases	5,618	—
Reductions from bulk sales (1)	(895)	(8,773)
Changes in fair value (2)	(20,038)	(24,388)
Fair value of MSRs at end of period	$158,950	$131,537

(1)	In the first quarter of 2017, the Company sold all but a small portion of its NonQM MSRs.
(2)	Changes in fair value are included within loss on mortgage servicing rights, net in the accompanying consolidated statements of operations.

At September 30, 2017 and December 31, 2016, the outstanding principal balance of the mortgage servicing portfolio was comprised of the following:

	September 30,	December 31,
	2017	2016
Government insured	$2,519,574	$1,359,569
Conventional (1)	13,181,522	10,815,998
NonQM	1,969	175,955
Total loans serviced	$15,703,065	$12,351,522

(1)

As of September 30, 2017, the Conventional servicing rights have been pledged as collateral and subject to acknowledgement agreements as part of the MSR Financings. (See Note 4. — Debt – MSR Financings.)

The table below illustrates hypothetical changes in fair values of MSRs, caused by assumed immediate changes to key assumptions that are used to determine fair value. See Note 6.—Fair Value of Financial Instruments for a description of the key assumptions used to determine the fair value of MSRs.

	September 30,	December 31,
Mortgage Servicing Rights Sensitivity Analysis	2017	2016
Fair value of MSRs	$158,950	$131,537
Prepayment Speed:
Decrease in fair value from 10% adverse change	(3,841)	(4,956)
Decrease in fair value from 20% adverse change	(7,930)	(9,593)
Decrease in fair value from 30% adverse change	(12,167)	(13,940)
Discount Rate:
Decrease in fair value from 10% adverse change	(5,839)	(4,927)
Decrease in fair value from 20% adverse change	(11,277)	(9,511)
Decrease in fair value from 30% adverse change	(16,350)	(13,786)

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

Loss on mortgage servicing rights is comprised of the following for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Change in fair value of mortgage servicing rights	$(11,177)	$(8,224)	$(20,038)	$(32,048)
Loss on sale of mortgage servicing rights	(8)	(7,532)	(90)	(10,610)
Realized and unrealized gains (losses) from hedging instruments	672	(101)	1,969	1,409
Loss on mortgage servicing rights, net	$(10,513)	$(15,857)	$(18,159)	$(41,249)

Servicing fees, net is comprised of the following for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Contractual servicing fees	$9,978	$4,755	$27,356	$10,981
Late and ancillary fees	117	41	275	115
Subservicing and other costs	(1,603)	(1,007)	(4,056)	(2,416)
Servicing fees, net	$8,492	$3,789	$23,575	$8,680

Loans Eligible for Repurchase from Ginnie Mae (GNMA)

The Company routinely sells loans in GNMA guaranteed mortgage‑backed securities (MBS) by pooling eligible loans through a pool custodian and assigning rights to the loans to GNMA. When these GNMA loans are initially pooled and securitized, the Company meets the criteria for sale treatment and derecognizes the loans. The terms of the GNMA MBS program allow, but do not require, the Company to repurchase mortgage loans when the borrower has made no payments for three consecutive months. When the Company has the unconditional right, as servicer, to repurchase GNMA pool loans it has previously sold and are more than 90 days past due, the Company then re-recognizes the loans on its consolidated balance sheets in other assets, at their unpaid principal balances, and records a corresponding liability in other liabilities in the consolidated balance sheets.  At September 30, 2017 and December 31, 2016, loans eligible for repurchase from GNMA totaled $25.5 million and $9.9 million in UPB, respectively.

The loans eligible for repurchase from GNMA are in the Company’s servicing portfolio.  The Company monitors the delinquency of the servicing portfolio and directs the subservicer to mitigate losses on delinquent loans.

Note 4.—Debt

Warehouse Borrowings

The Company, through its subsidiaries, enters into Master Repurchase Agreements with lenders providing warehouse facilities. The warehouse facilities are uncommitted facilities used to fund, and are secured by, residential mortgage loans from the time of funding until the time of settlement when sold to the investor. In accordance with the terms of the Master Repurchase Agreements, the Company is required to maintain cash balances with the lender as additional collateral for the borrowings, which are included in restricted cash in the accompanying consolidated balance sheets.

The following table presents certain information on warehouse borrowings and related accrued interest for the periods indicated:

	Maximum	Balance Outstanding At
	Borrowing	September 30,	December 31,
	Capacity	2017	2016	Maturity Date
Short-term borrowings:
Repurchase agreement 1	$150,000	$121,330	$106,609	June 15, 2018
Repurchase agreement 2	35,000	33,995	44,761	May 28, 2018
Repurchase agreement 3 (1)	225,000	139,436	125,320	December 22, 2017
Repurchase agreement 4	250,000	140,184	52,067	February 27, 2018
Repurchase agreement 5	100,000	57,951	56,655	March 31, 2018
Repurchase agreement 6	200,000	98,687	35,161	June 28, 2018
Total warehouse borrowings	$960,000	$591,583	$420,573

(1)	As of September 30, 2017 and December 31, 2016, $60.9 million and $62.9 million, respectively, are associated with finance receivables made to the Company’s warehouse customers.

MSR Financings

On August 17, 2017, IMC (Borrower), entered into a Line of Credit Promissory Note with a lender providing for a revolving line of credit of $30.0 million  (FHLMC Financing). The Borrower is able to borrow up to 55% of the fair market value of FHLMC pledged mortgage servicing rights. The Line of Credit has a term until May 31, 2018 and will automatically renew for subsequent one year periods unless the lender provides the Borrowers 150 days’ notice of its intention not to renew. Interest payments are payable monthly and accrue interest at the rate per annum equal to LIBOR plus 4.0% and the balance of the obligation may be prepaid at any time. The obligations under the Line of Credit are secured by FHLMC pledged mortgage servicing rights and is guaranteed by Integrated Real Estate Services, Corp.    At September 30, 2017, $5.0 million was outstanding under the FHLMC Financing.

On February 10, 2017, IMC (Borrower), entered into a Loan and Security Agreement (Agreement) with a lender providing for a revolving loan commitment of $40.0 million for a period of two years (FNMA Financing).  The Borrower is able to borrow up to 55% of the fair market value of FNMA pledged servicing rights.  Upon the two year anniversary of the Agreement, any amounts outstanding will automatically be converted into a term loan due and payable in full on the one year anniversary of the conversion date.  Interest payments are payable monthly and accrue interest at the rate per annum equal to one-month LIBOR plus 4.0% and the balance of the obligation may be prepaid at any time.  The Borrower initially drew down $35.1 million, and used a portion of the proceeds to pay off the Term Financing (approximately $30.1 million) originally entered into in June 2015 as discussed below.  The Borrower also paid the lender an origination fee of $100 thousand, which is deferred and amortized over the life of the FNMA Financing.  At September 30, 2017, $20.1 million was outstanding under the FNMA Financing.

Term Financing

In June 2015, the Company and its subsidiaries (IRES, IMC and Impac Warehouse Lending, Inc. (IWLI), collectively, the Borrowers) entered into a Loan Agreement with a lender pursuant to which the Creditor provided to the Borrowers a term loan in the aggregate principal amount of $30.0 million (Term Financing) due and payable on December 19, 2016, which could have been extended to December 18, 2017 at the Creditor’s discretion.   In June 2016, the maturity of the Term Financing was extended to June 16, 2017 and the Company paid an additional $100 thousand extension fee, which was deferred and amortized over the life of the Term Financing.  Interest on the Term Financing was payable monthly and accrued at a rate of one-month LIBOR plus 8.5% per annum.  In February 2017, the proceeds from the FNMA Financing were used to pay off the Term Financing.

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

In May 2015, the Company issued an additional $25.0 million Convertible Promissory Notes (2015 Convertible Notes). The 2015 Convertible Notes mature on or before May 9, 2020 and accrue interest at a rate of 7.5% per annum, to be paid quarterly. The Company had approximately $50 thousand in transaction costs, which were deferred and amortized over the life of the 2015 Convertible Notes.

Noteholders may convert all or a portion of the outstanding principal amount of the 2015 Convertible Notes into shares of the Company’s common stock (Conversion Shares) at a rate of $21.50 per share, subject to adjustment for stock splits and dividends (Conversion Price). The Company has the right to convert the entire outstanding principal of the 2015 Convertible Notes into Conversion Shares at the Conversion Price if the market price per share of the common stock, as measured by the average volume-weighted closing stock price per share of the common stock on the NYSE AMERICAN (or any other U.S. national securities exchange then serving as the principal such exchange on which the shares of common stock are listed), reaches the level of $30.10 for any twenty (20) trading days in any period of thirty

(30) consecutive trading days after the Closing Date. Upon conversion of the 2015 Convertible Notes by the Company, the entire amount of accrued and unpaid interest (and all other amounts owing) under the 2015 Convertible Notes are immediately due and payable. Furthermore, if the conversion of the 2015 Convertible Notes by the Company occurs prior to the third anniversary of the Closing Date, then the entire amount of interest under the 2015 Convertible Notes through the third anniversary is immediately due and payable. To the extent the Company pays any cash dividends on its shares of common stock prior to conversion of the 2015 Convertible Notes, upon conversion of the 2015 Convertible Notes, the Noteholders will also receive such dividends on an as-converted basis of the 2015 Convertible Notes less the amount of interest paid by the Company prior to such dividend.

Unless an event of default has occurred and is continuing, each purchaser of the 2015 Convertible Notes agrees, for the three years after the Closing Date, to vote all Conversion Shares for each of the Company’s nominees for election to the Company’s board of directors and not to nominate any other candidate for election to the board of directors at any time within such three year period.

Long-term Debt

Trust Preferred Securities

During 2005, the Company formed four wholly‑owned trust subsidiaries (Trusts) for the purpose of issuing an aggregate of $99.2 million of trust preferred securities (Trust Preferred Securities). All proceeds from the sale of the Trust Preferred Securities and the common securities issued by the Trusts were originally invested in $96.3 million of junior subordinated debentures (debentures), which became the sole assets of the Trusts. The Trusts paid dividends on the Trust Preferred Securities at the same rate as paid by the Company on the debentures held by the Trusts.

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

	September 30,	December 31,
	2017	2016
Trust Preferred Securities	$—	$8,500
Common securities	—	263
Fair value adjustment	—	(3,197)
Total Trust Preferred Securities	$—	$5,566

Junior Subordinated Notes

The Company carries its Junior Subordinated Notes at estimated fair value as more fully described in Note 6.—Fair Value of Financial Instruments. The following table shows the remaining principal balance and fair value of junior subordinated notes issued as of September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
Junior Subordinated Notes (1)	$62,000	$62,000
Fair value adjustment	(17,439)	(20,359)
Total Junior Subordinated Notes	$44,561	$41,641

(1)

Stated maturity of March 2034; requires quarterly distributions initially at a fixed rate of 2.00% per annum through March 2014 with increases of 1.00% per year in 2014 through 2017. Starting in 2018, the interest rates become variable at 3‑month LIBOR plus 3.75% per annum.

Note 5.—Securitized Mortgage Trusts

Securitized Mortgage Trust Assets

Securitized mortgage trust assets, which are recorded at their estimated fair value (FMV), are comprised of the following at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
Securitized mortgage collateral	$3,758,140	$4,021,891
REO	11,091	11,399
Total securitized mortgage trust assets	$3,769,231	$4,033,290

Securitized Mortgage Trust Liabilities

Securitized mortgage trust liabilities, which are recorded at their estimated FMV, are comprised of the following at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
Securitized mortgage borrowings	$3,751,831	$4,017,603

Changes in fair value of net trust assets, including trust REO losses, are comprised of the following for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Change in fair value of net trust assets, excluding REO	$(4,479)	$2,511	$(1,906)	$8,580
Gains (losses) from REO	2,734	(1,440)	8,484	(5,971)
Change in fair value of net trust assets, including trust REO gains (losses)	$(1,745)	$1,071	$6,578	$2,609

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

FASB ASC 825 requires disclosure of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate such fair values. The following table presents the estimated fair value of financial instruments included in the consolidated financial statements as of the dates indicated:

	September 30, 2017				December 31, 2016
	Carrying	Estimated Fair Value			Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$34,815	$34,815	$—	$—	$40,096	$40,096	$—	$—
Restricted cash	6,605	6,605	—	—	5,971	5,971	—	—
Mortgage loans held-for-sale	572,268	—	572,268	—	388,422	—	388,422	—
Finance receivables	60,912	—	60,912	—	62,937	—	62,937	—
Mortgage servicing rights	158,950	—	—	158,950	131,537	—	—	131,537
Derivative assets, lending, net	12,998	—	983	12,015	11,169	—	—	11,169
Securitized mortgage collateral	3,758,140	—	—	3,758,140	4,021,891	—	—	4,021,891

Liabilities
Warehouse borrowings	$591,583	$—	$591,583	$—	$420,573	$—	$420,573	$—
MSR financings	25,133	—	—	25,133	—	—	—	—
Term financing	—	—	—	—	29,910	—	—	29,910
Convertible notes	24,972	—	—	24,972	24,965	—	—	24,965
Contingent consideration	5,816	—	—	5,816	31,072	—	—	31,072
Long-term debt	44,561	—	—	44,561	47,207	—	—	47,207
Securitized mortgage borrowings	3,751,831	—	—	3,751,831	4,017,603	—	—	4,017,603
Derivative liabilities, lending, net	—	—	—	—	336	—	336	—

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

MSR financings carrying amount approximates fair value as the underlying facility bears interest at a rate that is periodically adjusted based on a market index.

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

As a result of the lack of observable market data resulting from inactive markets, the Company has classified its investment securities available-for-sale, mortgage servicing rights, securitized mortgage collateral and borrowings, derivative assets and liabilities (trust and IRLCs), and long-term debt as Level 3 fair value measurements. Level 3 assets and liabilities measured at fair value on a recurring basis were approximately 87% and 99% and 92% and 99%, respectively, of total assets and total liabilities measured at estimated fair value at September 30, 2017 and December 31, 2016, respectively.

Recurring Fair Value Measurements

The Company assesses the financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by ASC Topic 810. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the beginning of the reporting period. There were no material transfers between our Level 1 and Level 2 classified instruments during the nine months ended September 30, 2017.

The following tables present the Company’s assets and liabilities that are measured at estimated fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option at September 30, 2017 and December 31, 2016, based on the fair value hierarchy:

	Recurring Fair Value Measurements
	September 30, 2017			December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Mortgage loans held-for-sale	$—	$572,268	$—	$—	$388,422	$—
Derivative assets, lending, net (1)	—	983	12,015	—	—	11,169
Mortgage servicing rights	—	—	158,950	—	—	131,537
Securitized mortgage collateral	—	—	3,758,140	—	—	4,021,891
Total assets at fair value	$—	$573,251	$3,929,105	$—	$388,422	$4,164,597
Liabilities
Securitized mortgage borrowings	$—	$—	$3,751,831	$—	$—	$4,017,603
Long-term debt	—	—	44,561	—	—	47,207
Contingent consideration	—	—	5,816	—	—	31,072
Derivative liabilities, lending, net (2)	—	—	—	—	336	—
Total liabilities at fair value	$—	$—	$3,802,208	$—	$336	$4,095,882

(1)

At September 30, 2017, derivative assets, lending, net included $983 thousand of Hedging Instruments and $12.0 million of IRLCs and are included in other assets in the accompanying consolidated balance sheets. At December 31, 2016, derivative assets, lending, net included $11.2 million of IRLCs and is included in other assets in the accompanying consolidated balance sheets.

(2)	At December 31, 2016, derivative liabilities, lending, net included $336 thousand in Hedging Instruments and is included in other liabilities in the accompanying consolidated balance sheets.

The following tables present reconciliations for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2017 and 2016:

	Level 3 Recurring Fair Value Measurements
	For the Three Months Ended September 30, 2017

	Investment				Interest
	securities	Securitized	Securitized	Mortgage	rate lock	Long-
	available-	mortgage	mortgage	servicing	commitments,	term	Contingent
	for-sale	collateral	borrowings	rights	net	debt	consideration
Fair value, June 30, 2017	$—	$3,776,184	$(3,767,519)	$152,273	$9,546	$(44,536)	$(14,926)
Total gains (losses) included in earnings:
Interest income (1)	—	9,979	—	—	—	—	—
Interest expense (1)	—	—	(30,810)	—	—	(129)	—
Change in fair value	—	118,384	(122,863)	(11,177)	2,469	104	4,402
Total gains (losses) included in earnings	—	128,363	(153,673)	(11,177)	2,469	(25)	4,402
Transfers in and/or out of Level 3	—	—	—	—	—	—	—
Purchases, issuances and settlements:
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	17,854	—	—	—
Settlements	—	(146,407)	169,361	—	—	—	4,708
Fair value, September 30, 2017	$—	$3,758,140	$(3,751,831)	$158,950	$12,015	$(44,561)	$(5,816)
Unrealized gains (losses) still held (2)	$—	$(580,845)	$2,734,962	$158,950	$12,015	$(17,439)	$(5,816)

(1)

Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. Net interest income, including cash received and paid, was $2.0 million for three months ended September 30, 2017. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations is primarily from contractual interest on the securitized mortgage collateral and borrowings.

(2)	Represents the amount of unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held and reflected in the fair values at September 30, 2017.

	Level 3 Recurring Fair Value Measurements
	For the Three Months Ended September 30, 2016
				Derivative
	Investment			liabilities,		Interest
	securities	Securitized	Securitized	net,	Mortgage	rate lock	Long-
	available-	mortgage	mortgage	securitized	servicing	commitments,	term	Contingent
	for-sale	collateral	borrowings	trusts	rights	net	debt	consideration
Fair value, June 30, 2016	$21	$4,290,994	$(4,288,585)	$(354)	$54,747	$19,303	$(30,990)	$(49,986)
Total gains (losses) included in earnings:
Interest income (1)	—	13,336	—	—	—	—	—	—
Interest expense (1)	—	—	(43,956)	—	—	—	(204)	—
Change in fair value	(21)	35,225	(32,644)	(49)	(8,224)	8,017	(8,641)	(24,806)
Total (losses) gains included in earnings	(21)	48,561	(76,600)	(49)	(8,224)	8,017	(8,845)	(24,806)
Transfers in and/or out of Level 3	—	—	—	—	—	—	—	—
Purchases, issuances and settlements:
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	40,890	—	—	—
Settlements	—	(184,098)	213,820	379	—	—	—	14,896
Fair value, September 30, 2016	$—	$4,155,457	$(4,151,365)	$(24)	$87,413	$27,320	$(39,835)	$(59,896)
Unrealized gains (losses) still held (2)	$—	$(967,291)	$3,129,974	$9	$87,413	$27,320	$30,928	$(59,896)

(1)

Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. Net interest income, including cash received and paid, was $2.6 million for three months ended September 30, 2016. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations is primarily from contractual interest on the securitized mortgage collateral and borrowings.

(2)	Represents the amount of unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held and reflected in the fair values at September 30, 2016.

The following tables present reconciliations for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2017 and 2016:

	Level 3 Recurring Fair Value Measurements
	For the Nine Months Ended September 30, 2017

	Investment				Interest
	securities	Securitized	Securitized	Mortgage	rate lock	Long-
	available-	mortgage	mortgage	servicing	commitments,	term	Contingent
	for-sale	collateral	borrowings	rights	net	debt	consideration
Fair value, December 31, 2016	$—	$4,021,891	$(4,017,603)	$131,537	$11,169	$(47,207)	$(31,072)
Total gains (losses) included in earnings:
Interest income (1)	—	39,564	—	—	—	—	—
Interest expense (1)	—	—	(108,010)	—	—	(631)	—
Change in fair value	—	219,604	(221,510)	(20,038)	846	(2,657)	9,104
Total gains (losses) included in earnings	—	259,168	(329,520)	(20,038)	846	(3,288)	9,104
Transfers in and/or out of Level 3	—	—	—	—	—	—	—
Purchases, issuances and settlements:
Purchases	—	—	—	5,618	—	—	—
Issuances	—	—	—	42,728	—	—	—
Settlements	—	(522,919)	595,292	(895)	—	5,934	16,152
Fair value, September 30, 2017	$—	$3,758,140	$(3,751,831)	$158,950	$12,015	$(44,561)	$(5,816)

(1)

Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. Net interest income, including cash received and paid, was $6.1 million for nine months ended September 30, 2017. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations is primarily from contractual interest on the securitized mortgage collateral and borrowings.

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

(1)

Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. Net interest income, including cash received and paid, was $7.3 million for the nine months ended September 30, 2016.  The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations is primarily from contractual interest on the securitized mortgage collateral and borrowings.

The following table presents quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring and nonrecurring basis at September 30, 2017:

	Estimated	Valuation	Unobservable	Range of	Weighted
Financial Instrument	Fair Value	Technique	Input	Inputs	Average
Assets and liabilities backed by real estate
Securitized mortgage collateral, and	$3,758,140	DCF	Prepayment rates	2.1 - 19.0%	5.6%
Securitized mortgage borrowings	(3,751,831)		Default rates	0.01 - 4.8%	1.6%
			Loss severities	14.0 - 99.8%	46.3%
			Discount rates	3.6 - 25.0%	4.5%
Other assets and liabilities
Mortgage servicing rights	$158,950	DCF	Discount rate	9.0 - 14.0%	9.6%
			Prepayment rates	8.0 - 84.8%	10.2%
Derivative assets - IRLCs, net	12,015	Market pricing	Pull-through rate	15.1 - 99.9%	82.1%
Long-term debt	(44,561)	DCF	Discount rate	9.5%	9.5%
Contingent consideration	(5,816)	DCF	Discount rate	13.8%	13.8%
			Margins	1.5 - 2.0%	1.7%
			Probability of outcomes (1)	25.0 - 50.0%	33.5%

DCF = Discounted Cash Flow

(1)	Probability of outcomes is the probability of projected CCM earnings over the earn-out period based upon three scenarios (base, low and high).

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

The following tables present the changes in recurring fair value measurements included in net earnings for the three months ended September 30, 2017 and 2016:

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Earnings
	For the Three Months Ended September 30, 2017
			Change in Fair Value of
	Interest	Interest	Net Trust	Long-term	Other Revenue	Gain on sale
	Income (1)	Expense (1)	Assets	Debt	and Expense	of loans, net	Total
Investment securities available-for-sale	$—	$—	$—	$—	$—	$—	$—
Securitized mortgage collateral	9,979	—	118,384	—	—	—	128,363
Securitized mortgage borrowings	—	(30,810)	(122,863)	—	—	—	(153,673)
Derivative liabilities, net, securitized trusts	—	—	—	—	—	—	—
Long-term debt	—	(129)	—	104	—	—	(25)
Mortgage servicing rights (2)	—	—	—	—	(11,177)	—	(11,177)
Contingent consideration (3)	—	—	—	—	4,402	—	4,402
Mortgage loans held-for-sale	—	—	—	—	—	(1,336)	(1,336)
Derivative assets — IRLCs	—	—	—	—	—	2,469	2,469
Derivative liabilities — Hedging Instruments	—	—	—	—	(214)	(758)	(972)
Total	$9,979	$(30,939)	$(4,479)	$104	$(6,989)	$375	$(31,949)

(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
(2)	Included in loss on mortgage servicing rights, net in the consolidated statements of operations.
(3)	Includes $396 thousand of accretion of the contingent consideration liability.

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Earnings
	For the Three Months Ended September 30, 2016
			Change in Fair Value of
	Interest	Interest	Net Trust		Long-term	Other	Gain on sale
	Income (1)	Expense (1)	Assets		Debt	Revenue	of loans, net	Total
Investment securities available-for-sale	$—	$—	$(21)		$—	$—	$—	$(21)
Securitized mortgage collateral	13,336	—	35,225		—	—	—	48,561
Securitized mortgage borrowings	—	(43,956)	(32,644)		—	—	—	(76,600)
Derivative liabilities, net, securitized trusts	—	—	(49)	(2)	—	—	—	(49)
Long-term debt	—	(204)	—		(8,641)	—	—	(8,845)
Mortgage servicing rights (3)	—	—	—		—	(8,224)	—	(8,224)
Contingent consideration (4)	—	—	—		—	(24,806)	—	(24,806)
Mortgage loans held-for-sale	—	—	—		—	—	5,300	5,300
Derivative assets — IRLCs	—	—	—		—	—	8,017	8,017
Derivative liabilities — Hedging Instruments	—	—	—		—	(96)	(2,181)	(2,277)
Total	$13,336	$(44,160)	$2,511		$(8,641)	$(33,126)	$11,136	$(58,944)

(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
(2)

Included in this amount is $280 thousand in change in the fair value of derivative instruments, offset by $329 thousand in cash payments from the securitization trusts for the three months ended September 30, 2016.

(3)	Included in loss on mortgage servicing rights, net in the consolidated statements of operations.
(4)	Includes $1.6 million of accretion of the contingent consideration liability.

The following tables present the changes in recurring fair value measurements included in net earnings for the nine months ended September 30, 2017 and 2016:

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Earnings
	For the Nine Months Ended September 30, 2017
			Change in Fair Value of
	Interest	Interest	Net Trust		Long-term	Other Revenue	Gain on sale
	Income (1)	Expense (1)	Assets		Debt	and Expense	of loans, net	Total
Investment securities available-for-sale	$—	$—	$—		$—	$—	$—	$—
Securitized mortgage collateral	39,564	—	219,604		—	—	—	259,168
Securitized mortgage borrowings	—	(108,010)	(221,510)		—	—	—	(329,520)
Derivative liabilities, net, securitized trusts	—	—	—		—	—	—	—
Long-term debt	—	(631)	—		(2,657)	—	—	(3,288)
Mortgage servicing rights (2)	—	—	—		—	(20,038)	—	(20,038)
Contingent consideration (3)	—	—	—		—	9,104	—	9,104
Mortgage loans held-for-sale	—	—	—		—	—	8,262	8,262
Derivative assets — IRLCs	—	—	—		—	—	846	846
Derivative liabilities — Hedging Instruments	—	—	—		—	(296)	1,616	1,320
Total	$39,564	$(108,641)	$(1,906)	(4)	$(2,657)	$(11,230)	$10,724	$(74,146)

(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
(2)	Included in loss on mortgage servicing rights, net in the consolidated statements of operations.
(3)	Includes $1.9 million of accretion of the contingent consideration liability.
(4)	For the nine months ended September 30, 2017, change in the fair value of net trust assets, excluding REO was $1.9 million.

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Earnings
	For the Nine Months Ended September 30, 2016
			Change in Fair Value of
	Interest	Interest	Net Trust		Long-term	Other	Gain on sale
	Income (1)	Expense (1)	Assets		Debt	Revenue	of loans, net	Total
Investment securities available-for-sale	$2	$—	$19		$—	$—	$—	$21
Securitized mortgage collateral	46,540	—	27,780		—	—	—	74,320
Securitized mortgage borrowings	—	(141,927)	(19,020)		—	—	—	(160,947)
Derivative liabilities, net, securitized trusts	—	—	(199)	(2)	—	—	—	(199)
Long-term debt	—	(651)	—		(7,286)	—	—	(7,937)
Mortgage servicing rights (3)	—	—	—		—	(32,048)	—	(32,048)
Contingent consideration (4)	—	—	—		—	(39,813)	—	(39,813)
Mortgage loans held-for-sale	—	—	—		—	—	19,572	19,572
Derivative assets — IRLCs	—	—	—		—	—	18,136	18,136
Derivative liabilities — Hedging Instruments	—	—	—		—	324	(3,842)	(3,518)
Total	$46,542	$(142,578)	$8,580	(5)	$(7,286)	$(71,537)	$33,866	$(132,413)

(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
(2)

Included in this amount is $1.5 million in change in the fair value of derivative instruments, offset by $1.7 million in cash payments from the securitization trusts for the nine months ended September 30, 2016.

(3)	Included in loss on mortgage servicing rights, net in the consolidated statements of operations.
(4)	Includes $5.2 million of accretion of the contingent consideration liability.
(5)

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

Investment securities available-for-sale—Investment securities available-for-sale are carried at fair value. The investment securities consist primarily of non-investment grade mortgage-backed securities. The fair value of the investment securities is measured based upon the Company’s expectation of inputs that other market participants would use. Such assumptions include judgments about the underlying collateral, prepayment speeds, future credit losses, forward interest rates and certain other factors. Given the lack of observable market data as of September 30, 2017 and December 31, 2016 relating to these securities, the estimated fair value of the investment securities available-for-sale was measured using significant internal expectations of market participants’ assumptions. Investment securities available-for-sale is considered a Level 3 measurement at September 30, 2016.

Mortgage servicing rights—The Company elected to carry its mortgage servicing rights arising from its mortgage loan origination operation at estimated fair value. The fair value of mortgage servicing rights is based upon market prices for similar instruments and a discounted cash flow model. The valuation model incorporates assumptions that market participants would use in estimating the fair value of servicing. These assumptions include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, prepayment and late fees, among other considerations. Mortgage servicing rights are considered a Level 3 measurement at September 30, 2017.

Mortgage loans held-for-sale—The Company elected to carry its mortgage loans held-for-sale originated or acquired at estimated fair value. Fair value is based on quoted market prices, where available, prices for other traded mortgage loans with similar characteristics, and purchase commitments and bid information received from market participants. Given the meaningful level of secondary market activity for mortgage loans, active pricing is available for similar assets and accordingly, the Company classifies its mortgage loans held-for-sale as a Level 2 measurement at September 30, 2017.

Securitized mortgage collateral—The Company elected to carry its securitized mortgage collateral at fair value. These assets consist primarily of non-conforming mortgage loans securitized between 2002 and 2007. Fair value measurements are based on the Company’s internal models used to compute the net present value of future expected cash flows with observable market participant assumptions, where available. The Company’s assumptions include its expectations of inputs that other market participants would use in pricing these assets. These assumptions include judgments about the underlying collateral, prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of September 30, 2017, securitized mortgage collateral had UPB of $4.3 billion, compared to an estimated fair value on the Company’s balance sheet of $3.8 billion. The aggregate UPB exceeds the fair value by $0.5 billion at September 30, 2017. As of September 30, 2017, the UPB of loans 90 days or more past due was $0.6 billion compared to an estimated fair value of $0.2 billion. The aggregate UPB of loans 90 days or more past due exceed the fair value by $0.4 billion at September 30, 2017. Securitized mortgage collateral is considered a Level 3 measurement at September 30, 2017.

Securitized mortgage borrowings—The Company elected to carry its securitized mortgage borrowings at fair value. These borrowings consist of individual tranches of bonds issued by securitization trusts and are primarily backed by non-conforming mortgage loans. Fair value measurements include the Company’s judgments about the underlying collateral and assumptions such as prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of September 30, 2017, securitized mortgage borrowings had an outstanding principal balance of $4.3 billion, net of $2.2 billion in bond losses, compared to an estimated fair value of $3.8 billion. The aggregate outstanding principal balance exceeds the fair value by $0.5 billion at September 30, 2017. Securitized mortgage borrowings are considered a Level 3 measurement at September 30, 2017.

Contingent consideration—Contingent consideration is applicable to the acquisition of CCM and is estimated and recorded at fair value at the acquisition date as part of purchase price consideration.  Additionally, each reporting period, the Company estimates the change in fair value of the contingent consideration and any change in fair value is recognized in the Company’s consolidated statements of operations if it is determined to not be a measurement period adjustment.  The estimate of the fair value of contingent consideration requires significant judgment and assumptions to be made about future operating results, discount rates and probabilities of various projected operating result scenarios. During the three months ended September 30, 2017, the change in fair value of contingent consideration was related to a decrease in projected volumes and earnings of CCM.  Future revisions to these assumptions could materially change the estimated fair value of contingent consideration and materially affect the Company’s financial results. Contingent consideration is considered a Level 3 measurement at September 30, 2017.

Long-term debt—The Company elected to carry all of its long-term debt (consisting of trust preferred securities and junior subordinated notes) at fair value. These securities are measured based upon an analysis prepared by management, which considered the Company’s own credit risk, including settlements with trust preferred debt holders and discounted cash flow analysis. As of September 30, 2017, long-term debt had UPB of $62.0 million compared to an estimated fair value of $44.6 million. The aggregate UPB exceeds the fair value by $17.4 million at September 30, 2017. The long-term debt is considered a Level 3 measurement at September 30, 2017.

Derivative assets and liabilities, Securitized trusts—For non-exchange traded contracts, fair value was based on the amounts that would be required to settle the positions with the related counterparties as of the valuation date. Valuations of derivative assets and liabilities were based on observable market inputs, if available. To the extent observable market inputs were not available, fair values measurements include the Company’s judgments about future cash flows, forward interest rates and certain other factors, including counterparty risk. Additionally, these values also took into account the Company’s own credit standing, to the extent applicable; thus, the valuation of the derivative instrument included the estimated value of the net credit differential between the counterparties to the derivative contract. As of September 30, 2017, there were no derivative assets or liabilities in the securitized trusts. These derivatives were included in the consolidated securitization trusts, which are nonrecourse to the Company, and thus the economic risk from these derivatives was limited to the Company’s residual interests in the securitization trusts. Derivative assets and liabilities, securitized trusts were considered a Level 3 measurement in 2016.

Derivative assets and liabilities, Lending—The Company’s derivative assets and liabilities are carried at fair value as required by GAAP and are accounted for as free standing derivatives. The derivatives include IRLCs with prospective residential mortgage borrowers whereby the interest rate on the loan is determined prior to funding and the borrowers have locked in that interest rate. These commitments are determined to be derivative instruments in accordance with GAAP. The derivatives also include hedging instruments (typically TBA MBS) used to hedge the fair value changes associated with changes in interest rates relating to its mortgage lending originations as well as mortgage servicing rights. The Company hedges the period from the interest rate lock (assuming a fall-out factor) to the date of the loan sale. The estimated fair value of IRLCs are based on underlying loan types with similar characteristics using the TBA MBS market, which is actively quoted and easily validated through external sources. The data inputs used in this valuation include, but are not limited to, loan type, underlying loan amount, note rate, loan program, and expected sale date of the loan, adjusted for current market conditions. These valuations are adjusted at the loan level to consider the servicing release premium and loan pricing adjustments specific to each loan. For all IRLCs, the base value is then adjusted for the anticipated Pull-through Rate. The anticipated Pull-through Rate is an unobservable input based on historical experience, which results in classification of IRLCs as a Level 3 measurement at September 30, 2017.

The fair value of the Hedging Instruments is based on the actively quoted TBA MBS market using observable inputs related to characteristics of the underlying MBS stratified by product, coupon and settlement date. Therefore, the Hedging Instruments are classified as a Level 2 measurement at September 30, 2017.

The following table includes information for the derivative assets and liabilities, lending for the periods presented:

			Total Gains (Losses) (1)		Total Gains (Losses) (1)
	Notional Amount		For the Three Months Ended		For the Nine Months Ended
	September 30,	December 31,	September 30,		September 30,
	2017	2016	2017	2016	2017	2016
Derivative – IRLC's	$650,282	$558,538	$2,469	$8,017	$846	$18,136
Derivative – TBA MBS	544,932	492,157	(2,570)	(5,379)	(3,941)	(21,120)

(1)	Amounts included in gain on sale of loans, net within the accompanying consolidated statements of operations.

Nonrecurring Fair Value Measurements

The Company is required to measure certain assets and liabilities at estimated fair value from time to time. These fair value measurements typically result from the application of specific accounting pronouncements under GAAP. The fair value measurements are considered nonrecurring fair value measurements under FASB ASC 820-10.

The following tables present financial and non-financial assets and liabilities measured using nonrecurring fair value measurements at September 30, 2017 and 2016, respectively:

	Nonrecurring Fair Value Measurements			Total Gains (Losses) (1)	Total Gains (Losses) (1)
	September 30, 2017			For the Three Months Ended	For the Nine Months Ended
	Level 1	Level 2	Level 3	September 30, 2017	September 30, 2017
REO (2)	$—	$2,870	$—	$2,734	$8,484
Deferred charge (3)	—	—	8,094	(71)	(591)

(1)	Total losses reflect losses from all nonrecurring measurements during the period.
(2)

Balance represents REO at September 30, 2017 which has been impaired subsequent to foreclosure. For the three and nine months ended September 30, 2017, the Company recorded $2.7 million and $8.5 million, respectively, in gains which represents recovery of the net realizable value (NRV) attributable to an improvement in state specific loss severities on properties held during the period which resulted in an increase to NRV.

(3)

For the three and nine months ended September 30, 2017, the Company recorded $71 thousand and $591 thousand, respectively, in income tax expense resulting from impairment write-downs of deferred charge based on changes in estimated cash flows and lives of the related mortgages retained in the securitized mortgage collateral.

	Nonrecurring Fair Value Measurements			Total Gains (Losses) (1)	Total Gains (Losses) (1)
	September 30, 2016			For the Three Months Ended	For the Nine Months Ended
	Level 1	Level 2	Level 3	September 30, 2016	September 30, 2016
REO (2)	$—	$1,664	$—	$(1,440)	$(5,971)
Deferred charge (3)	—	—	9,148	(200)	(815)

(1)	Total losses reflect losses from all nonrecurring measurements during the period.
(2)

Balance represents REO at September 30, 2016 which has been impaired subsequent to foreclosure.  For the three and nine months ended September 30, 2016, the Company recorded $1.4 million and $6.0 million, respectively, in losses which represent additional impairment write-downs attributable to an increase in state specific loss severities on properties held during the period which resulted in a decrease to NRV.

(3)

For the three and nine months ended September 30, 2016, the Company recorded $200 thousand and $815 thousand, respectively, in income tax expense resulting from impairment write-downs of deferred charge based on changes in estimated cash flows and lives of the related mortgages retained in the securitized mortgage collateral.

Real estate owned—REO consists of residential real estate acquired in satisfaction of loans. Upon foreclosure, REO is adjusted to the estimated fair value of the residential real estate less estimated selling and holding costs, offset by expected contractual mortgage insurance proceeds to be received, if any. Subsequently, REO is recorded at the lower of carrying value or estimated fair value less costs to sell. REO balance representing REOs which have been impaired subsequent to foreclosure are subject to nonrecurring fair value measurement and included in the nonrecurring fair value measurements tables. Fair values of REO are generally based on observable market inputs, and considered Level 2 measurements at September 30, 2017.

Deferred charge— Deferred charge represents the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH in prior years. The Company evaluates the deferred charge for impairment quarterly using internal estimates of estimated cash flows and lives of the related mortgages retained in the securitized mortgage collateral. If the deferred charge is determined to be impaired, it is recognized as a component of income tax expense. Deferred charge is considered a Level 3 measurement at September 30, 2017.

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

The Company recorded income tax expense of $2.1 million and $3.6 million for the three and nine months ended September 30, 2017, respectively, primarily the result of the recognition of a deferred tax liability created by the amortization of an indefinite-life intangible asset (goodwill) and amortization of the deferred charge. The deferred tax liability for indefinite-life intangibles cannot be included in the calculation of valuation allowance as these liabilities cannot be considered when determining the realizability of the net deferred tax assets.

For the three and nine months ended September 30, 2016, the Company recorded income tax benefit of $130 thousand and expense of $728 thousand, respectively, primarily the result of a return to provision adjustment for the 2015 tax return booked in the third quarter, amortization of the deferred charge, federal alternative minimum tax (AMT), and state income taxes from states where the Company does not have net operating loss carryforwards or state minimum taxes, including AMT. The deferred charge represents the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH prior to 2008. The deferred charge amortization and/or impairment, which does not result in any tax liability to be paid, is calculated based on the change in the estimated fair value of the underlying securitized mortgage collateral during the period. The deferred charge is included in other assets in the accompanying consolidated balance sheets and is amortized as a component of income tax expense in the accompanying consolidated statements of operations.

As of December 31, 2016, the Company had estimated federal net operating loss (NOL) carryforwards of approximately $581.8 million. Federal net operating loss carryforwards begin to expire in 2027.    As of December 31, 2016, the Company had estimated California net operating loss (NOL) carryforwards of approximately $487.0 million, of which $86.9 million expire in 2017.  The Company may not be able to realize the maximum benefit due to the nature and tax entity that holds the NOL.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator for basic earnings per share:
Net earnings	$2,317	$16,498	$13,384	$29,729

Numerator for diluted earnings per share:
Net earnings	$2,317	$16,498	$13,384	$29,729
Interest expense attributable to convertible notes (1)	—	457	1,158	1,997
Net earnings plus interest expense attributable to convertible notes	$2,317	$16,955	$14,542	$31,726

Denominator for basic earnings per share (2):
Basic weighted average common shares outstanding during the period	20,916	12,920	18,928	12,241

Denominator for diluted earnings per share (2):
Basic weighted average common shares outstanding during the period	20,916	12,920	18,928	12,241
Net effect of dilutive convertible notes (1)	—	1,163	1,163	1,426
Net effect of dilutive stock options and DSU’s	279	320	290	306
Diluted weighted average common shares	21,195	14,403	20,381	13,973
Net earnings per common share:
Basic	$0.11	$1.28	$0.71	$2.43
Diluted	$0.11	$1.18	$0.71	$2.27

(1)	Adjustments to diluted earnings per share for the convertible notes for the three months ended September 30, 2017 were excluded from the calculation as they are anti-dilutive.
(2)	Number of shares presented in thousands.

For September 30, 2017, there were 1.2 million anti-dilutive stock options outstanding. There were 842 thousand anti-dilutive stock options outstanding for the three and nine months ended September 30, 2016.

Note 9.—Segment Reporting

The Company has three primary reporting segments which include mortgage lending, real estate services and long-term mortgage portfolio. Unallocated corporate and other administrative costs, including the costs associated with being a public company, are presented in Corporate and other.

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
Three Months Ended September 30, 2017:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$42,476	$—	$—	$—	$42,476
Real estate services fees, net	—	1,355	—	—	1,355
Servicing fees, net	8,492	—	—	—	8,492
Loss on mortgage servicing rights, net	(10,513)	—	—	—	(10,513)
Other revenue	—	—	81	185	266
Accretion of contingent consideration	(396)	—	—	—	(396)
Change in fair value of contingent consideration	4,798	—	—	—	4,798
Loss on extinguishment of debt	—	—	—	—	—
Other operating expense	(36,663)	(797)	(67)	(4,435)	(41,962)
Other income (expense)	1,107	—	(722)	(480)	(95)
Net earnings (loss) before income tax expense	$9,301	$558	$(708)	$(4,730)	4,421
Income tax expense					2,104
Net earnings					$2,317

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
Three Months Ended September 30, 2016:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$113,158	$—	$—	$—	$113,158
Real estate services fees, net	—	2,678	—	—	2,678
Servicing fees, net	3,789	—	—	—	3,789
Loss on mortgage servicing rights, net	(15,857)	—	—	—	(15,857)
Other revenue	18	—	71	136	225
Accretion of contingent consideration	(1,591)	—	—	—	(1,591)
Change in fair value of contingent consideration	(23,215)	—	—	—	(23,215)
Other operating expense	(53,884)	(2,005)	(102)	(562)	(56,553)
Other income (expense)	1,092	—	(6,075)	(1,283)	(6,266)
Net earnings (loss) before income tax expense	$23,510	$673	$(6,106)	$(1,709)	$16,368
Income tax benefit					(130)
Net earnings					$16,498

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
Nine Months Ended September 30, 2017:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$116,602	$—	$—	$—	$116,602
Real estate services fees, net	—	4,492	—	—	4,492
Servicing fees, net	23,575	—	—	—	23,575
Loss on mortgage servicing rights, net	(18,159)	—	—	—	(18,159)
Other revenue	19	—	209	313	541
Accretion of contingent consideration	(1,948)	—	—	—	(1,948)
Change in fair value of contingent consideration	11,052	—	—	—	11,052
Loss on extinguishment of debt	—	—	(1,265)	—	(1,265)
Other operating expense	(109,979)	(2,534)	(253)	(12,176)	(124,942)
Other income (expense)	2,096	—	6,673	(1,758)	7,011
Net earnings (loss) before income tax expense	$23,258	$1,958	$5,364	$(13,621)	16,959
Income tax expense					3,575
Net earnings					$13,384

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
Nine Months Ended September 30, 2016:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$245,849	$—	$—	$—	$245,849
Real estate services fees, net	—	6,773	—	—	6,773
Servicing fees, net	8,680	—	—	—	8,680
Loss on mortgage servicing rights, net	(41,249)	—	—	—	(41,249)
Other revenue	70	—	183	200	453
Accretion of contingent consideration	(5,244)	—	—	—	(5,244)
Change in fair value of contingent consideration	(34,569)	—	—	—	(34,569)
Other operating expense	(138,269)	(5,228)	(347)	(3,751)	(147,595)
Other income (expense)	2,148	—	(418)	(4,371)	(2,641)
Net earnings (loss) before income tax expense	$37,416	$1,545	$(582)	$(7,922)	$30,457
Income tax expense					728
Net earnings					$29,729

			Long-term
	Mortgage	Real Estate	Mortgage	Corporate
Balance Sheet Items as of:	Lending	Services	Portfolio	and other	Consolidated
Total Assets at September 30, 2017 (1)	$1,008,628	$555	$3,777,326	$28,868	$4,815,377
Total Assets at December 31, 2016 (1)	$762,924	$5,451	$4,042,273	$53,086	$4,863,734

(1)	All segment asset balances exclude intercompany balances.

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

The legal matter updates summarized below are ongoing and may have an effect on the Company’s business and future financial condition and results of operations:

On April 30, 2012, a purported class action was filed entitled Marentes v. Impac Mortgage Holdings, Inc., alleging that certain loan modification activities of the Company constitute an unfair business practice, false advertising and marketing, and that the fees charged are improper. The complaint seeks unspecified damages, restitution, injunctive relief, attorney’s fees and prejudgment interest. Phase one of the trial for this matter has been continued, with the parties scheduled to return to court on November 29, 2017, for a status conference.

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

Please refer to IMH’s report on Form 10-K for the year ended December 31, 2016 and subsequent quarterly reports for a description of litigation and claims.

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

The following table summarizes the repurchase reserve activity, within other liabilities on the consolidated balance sheets, related to previously sold loans for the nine months ended September 30, 2017 and year ended December 31, 2016:

	September 30,	December 31,
	2017	2016
Beginning balance	$5,408	$5,236
Provision for repurchases	192	379
Settlements	(620)	(207)
Total repurchase reserve	$4,980	$5,408

Short-Term Loan Commitments

The Company uses a portion of its warehouse borrowing capacity to provide secured short-term revolving financing to small and medium-size mortgage originators to finance mortgage loans from the closing of the mortgage loans until sold to investors (Finance Receivables). As of September 30, 2017, the warehouse lending operations had warehouse lines to non-affiliated customers totaling $159.0 million, of which there was an outstanding balance of $60.9 million in finance receivables compared to $62.9 million as of December 31, 2016. The finance receivables are generally secured by residential mortgage loans as well as personal guarantees.

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

Share Based Payments

The following table summarizes activity, pricing and other information for the Company’s stock options for the nine months ended September 30, 2017:

		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at beginning of year	1,391,327	$13.37
Options granted	358,450	13.72
Options exercised	(89,537)	6.36
Options forfeited/cancelled	(26,355)	16.95
Options outstanding at end of period	1,633,885	13.77
Options exercisable at end of period	947,479	$12.24

As of September 30, 2017, there was approximately $4.1 million of total unrecognized compensation cost related to stock option compensation arrangements granted under the plan, net of estimated forfeitures. That cost is expected to be recognized over the remaining weighted average period of 2.1 years.

There were 358,450 and 342,000 options granted during the nine months ended September 30, 2017 and 2016, respectively.  For the nine months ended September 30, 2017 and 2016, the aggregate grant-date fair value of stock options granted was approximately $2.2 million and $2.7 million, respectively.

The following table summarizes activity, pricing and other information for the Company’s DSU’s, also referred to as deferred stock units as the issuance of the stock is deferred until termination of service, for the nine months ended  September 30, 2017:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
DSU’s outstanding at beginning of year	85,750	$9.83
DSU’s granted	15,000	13.72
DSU’s exercised	—	—
DSU’s forfeited/cancelled	—	—
DSU’s outstanding at end of period	100,750	$10.41

As of September 30, 2017, there was approximately $252 thousand of total unrecognized compensation cost related to the DSU compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of 2.7 years.

Note 12.—Subsequent Events

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

Forward-Looking Statements

This report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, some of which are based on various assumptions and events that are beyond our control, may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “likely,” “should,” “could,” “seem to,” “anticipate,” “plan,” “intend,” “project,” “assume,” or similar terms or variations on those terms or the negative of those terms. The forward-looking statements are based on current management expectations. Actual results may differ materially as a result of several factors, including, but not limited to the following: failure to increase origination volume and ability to successfully leverage our marketing platform to expand volumes of our other loan products; successful development, marketing, sale and financing of new mortgage products, including expansion of non-Qualified Mortgage originations and government loan programs; inability to successfully reduce prepayment on our mortgage loans, ability to successfully diversify our loan products; ability to increase our market share and geographic footprint in the various residential mortgage businesses; ability to manage and sell MSRs as needed; volatility in the mortgage industry; unexpected interest rate fluctuations and margin compression; our ability to manage personnel expenses in relation to mortgage production levels; our ability to successfully use warehousing capacity; increased competition in the mortgage lending industry by larger or more efficient companies; issues and system risks related to our technology; ability to successfully create cost and product efficiencies through new technology; more than expected increases in default rates or loss severities and mortgage related losses; ability to obtain additional financing, through lending and repurchase facilities, debt or equity funding, strategic relationships or otherwise; the terms of any financing, whether debt or equity, that we do obtain and our expected use of proceeds from any financing; increase in loan repurchase requests and ability to adequately settle repurchase obligations; failure to create brand awareness; the outcome, including any settlements, of litigation or regulatory actions pending against us or other legal contingencies; and our compliance with applicable local, state and federal laws and regulations and other general market and economic conditions.

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

The Mortgage Industry and Discussion of Relevant Fiscal Periods

The mortgage industry is subject to current events that occur in the financial services industry including changes to regulations and compliance requirements that result in uncertainty surrounding the actions of states, municipalities and new government agencies, including the Consumer Financial Protection Bureau (CFPB) and Federal Housing Finance Agency (FHFA). These events can also include changes in economic indicators, interest rates, price competition, geographic shifts, disposable income, housing prices, market liquidity, market anticipation, environmental conditions, such as hurricanes and floods, and customer perception, as well as others. The factors that affect the industry change rapidly and can be unforeseeable making it difficult to predict and manage an operation in the financial services industry.

Current events can diminish the relevance of “quarter over quarter” and “year-to-date over year-to-date” comparisons of financial information. In such instances, we attempt to present financial information in Management’s Discussion and Analysis of Financial Condition and Results of Operations that is the most relevant to our financial information.

Selected Financial Results

	For the Three Months Ended			For the Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2017	2017	2016	2017	2016
Revenues:
Gain on sale of loans, net	$42,476	$36,806	$113,158	$116,602	$245,849
Real estate services fees, net	1,355	1,504	2,678	4,492	6,773
Servicing fees, net	8,492	7,764	3,789	23,575	8,680
Loss on mortgage servicing rights, net	(10,513)	(6,669)	(15,857)	(18,159)	(41,249)
Other	266	228	225	541	453
Total revenues	42,076	39,633	103,993	127,051	220,506
Expenses:
Personnel expense	23,062	21,373	38,467	69,353	93,025
Business promotion	10,403	10,110	10,350	30,744	30,828
General, administrative and other	8,497	8,324	7,736	24,845	23,742
Accretion of contingent consideration	396	707	1,591	1,948	5,244
Change in fair value of contingent consideration	(4,798)	(6,793)	23,215	(11,052)	34,569
Total expenses	37,560	33,721	81,359	115,838	187,408
Operating income:	4,516	5,912	22,634	11,213	33,098
Other income (expense):
Net interest income	1,546	1,098	1,304	3,090	2,036
Loss on extinguishment of debt	—	(1,265)	—	(1,265)	—
Change in fair value of long-term debt	104	(265)	(8,641)	(2,657)	(7,286)
Change in fair value of net trust assets	(1,745)	2,005	1,071	6,578	2,609
Total other income (expense)	(95)	1,573	(6,266)	5,746	(2,641)
Net earnings before income taxes	4,421	7,485	16,368	16,959	30,457
Income tax expense	2,104	1,045	(130)	3,575	728
Net earnings	$2,317	$6,440	$16,498	$13,384	$29,729

Diluted weighted average common shares	21,195	21,258	14,403	20,381	13,973
Diluted earnings per share	$0.11	$0.32	$1.18	$0.71	$2.27

Status of Operations

Summary Highlights

•	Mortgage lending volumes increased in the third quarter of 2017 to $2.1 billion from $1.8 billion in the second quarter of 2017, but decreased as compared to $4.2 billion in the third quarter of 2016.
•	Mortgage servicing portfolio increased to $15.7 billion at September 30, 2017 from $14.7 billion at June 30, 2017 and $9.5 billion at September 30, 2016.
•

Servicing fees, net increased to $8.5 million for the three months ended September 30, 2017 from $7.8 million for the three months ended June 30, 2017 and $3.8 million for the three months ended September 30, 2016.

•	NonQM mortgage origination volumes increased in the third quarter of 2017 to $239.4 million from $232.5 million in the second quarter of 2017 and $68.9 million in the third quarter of 2016.

For the third quarter of 2017, we reported net earnings of $2.3 million, or $0.11 per diluted common share, as compared to net earnings of $16.5 million, or $1.18 per diluted common share, for the third quarter of 2016.  For the third quarter of 2017, operating income, excluding the changes in contingent consideration (adjusted operating (loss) income (loss))  was $114 thousand, or $0.01 per diluted common share, as compared to $47.4 million, or $3.29 per diluted common share, for the third quarter of 2016.  The decrease in net earnings and adjusted operating income (loss)

was primarily due to a decline in gain on sale of loans revenues in the third quarter of 2017 as compared to third quarter of 2016.  The decline in gain on sale of loans revenues was due to a  decrease in origination volume magnified also by the decline in gain on sale margins.  Origination volume declined 51% in the third quarter of 2017 as compared to the same period in the prior year (discussed further below).  Gain on sale margins decreased by 64 basis point (bps) to 204 bps in the third quarter of 2017, as compared to 268 bps in the third quarter of 2016 reflecting the margin compression resulting from the historically low interest rate environment in the third quarter of 2016, in which the Company was able to generate significantly larger volume with wide gain on sale margins.

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

Adjusted operating  income (loss) is not considered an accounting principle generally accepted in the United States of America (GAAP) financial measurement; see the discussion and reconciliation on non-GAAP financial measures below.

We calculate adjusted operating  income (loss) and adjusted operating income per share as performance measures, which are considered non-GAAP financial measures, to further aid our investors in understanding and analyzing our core operating results and comparing them among periods. Adjusted operating income (loss) and adjusted operating income (loss) per share exclude certain items that we do not consider part of our core operating results. These non-GAAP financial measures are not intended to be considered in isolation or as a substitute for net earnings before income taxes, net earnings or diluted earnings per share (EPS) prepared in accordance with GAAP.  The table below shows operating income excluding these items:

	For the Three Months Ended			For the Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2017	2017	2016	2017	2016
Net earnings:	$2,317	$6,440	$16,498	$13,384	$29,729
Total other (income) expense	95	(1,573)	6,266	(5,746)	2,641
Income tax expense	2,104	1,045	(130)	3,575	728
Operating income:	$4,516	$5,912	$22,634	$11,213	$33,098
Accretion of contingent consideration	396	707	1,591	1,948	5,244
Change in fair value of contingent consideration	(4,798)	(6,793)	23,215	(11,052)	34,569
Adjusted operating income (loss)	$114	$(174)	$47,440	$2,109	$72,911

Diluted weighted average common shares	21,195	21,258	14,403	20,381	13,973
Diluted adjusted operating income (loss) per share	$0.01	$(0.01)	$3.29	$0.10	$5.22

Diluted earnings per share	$0.11	$0.32	$1.18	$0.71	$2.27
Adjustments:
Total other (expense) income (1)	—	(0.09)	0.40	(0.35)	0.05
Income tax expense	0.10	0.05	(0.01)	0.18	0.05
Accretion of contingent consideration	0.02	0.03	0.11	0.10	0.38
Change in fair value of contingent consideration	(0.22)	(0.32)	1.61	(0.54)	2.47
Diluted adjusted operating income (loss) per share	$0.01	$(0.01)	$3.29	$0.10	$5.22

(1)

Except for when anti-dilutive, convertible debt interest expense, net of tax, is included for calculating diluted earnings per share (EPS) and is excluded for purposes of reconciling GAAP diluted EPS to non-GAAP diluted adjusted operating income (loss) per share.

Originations

	For the Three Months Ended
	September 30,	June 30,	%	September 30,	%
(in millions)	2017	2017	Change	2016	Change
Retail	$1,426.2	$1,186.8	20%	$3,273.7	(56)%
Correspondent	376.4	305.8	23	583.2	(35)
Wholesale	281.7	301.0	(6)	360.1	(22)
Total originations	$2,084.3	$1,793.6	16	$4,217.0	(51)

During the third quarter of 2017, total originations increased 16% to $2.1 billion as compared to $1.8 billion in the second quarter of 2017 and decreased 51% as compared to $4.2 billion in the third quarter of 2016.  This increase from the second quarter of 2017 was the result of a slight decline in mortgage interest rates during the third quarter of 2017.    The decrease in originations from the third quarter of 2016 was a result of higher interest rates during the third quarter of 2017 as compared to the historically low interest rate environment the previous year, causing a sharp drop in refinance volume.

Our loan products primarily include conventional loans eligible for sale to Fannie Mae and Freddie Mac, loans eligible for government insurance (government loans) by the Federal Housing Administration (FHA), Veterans Affairs (VA), United States Department of Agriculture (USDA) and also NonQM mortgages.

Originations by Loan Type:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Conventional	$1,345.2	$3,707.1	$3,391.8	$8,322.9
Government (1)	499.7	439.2	1,409.9	1,281.7
NonQM	239.4	68.9	656.2	203.3
Other	—	1.8	—	5.7
Total originations	$2,084.3	$4,217.0	$5,457.9	$9,813.6

(1)	Includes all government-insured loans including FHA, VA and USDA.

During the third quarter of 2017, the origination volume of NonQM loans increased to $239.4 million, as compared to $232.5 million in the second quarter of 2017 and $68.9 million in the third quarter of 2016.   In the third quarter of 2017, NonQM origination volumes by channel were  $61.8 million from the retail channel and $177.6 million from the wholesale and correspondent channels.  In the second quarter of 2017, retail NonQM originations were $82.9 million while wholesale and correspondent originations were $149.6 million. The NonQM loans originated in 2016 and through the third quarter of 2017 have all been sold on a servicing released basis.

We believe there is an underserved mortgage market for borrowers with good credit who may not meet the qualified mortgage (QM) guidelines set out by the Consumer Financial Protection Bureau (CFPB). During 2014, we began originating NonQM loans. We have established strict lending guidelines, including determining the prospective borrowers’ ability to repay the mortgage, which we believe will keep delinquencies and foreclosures at acceptable levels. We continue to refine our guidelines to expand our reach to the underserved market of credit worthy borrowers who can fully document and substantiate an ability to repay mortgage loans, but are unable to obtain financing through traditional programs (QM loans), for example self-employed borrowers.  Through the third quarter of 2017, our NonQM origination volume was $656.2 million with an average Fair Isaac Company credit score (FICO) of 726 and a weighted average loan to value ratio (LTV) of 64%.

In 2016, we relaunched our NonQM loan program as “The Intelligent NonQM Mortgage,” to better communicate our NonQM loan value proposition to consumers, brokers, sellers and investors.  In conjunction with this product, we have established investor relationships that provide us with an exit strategy for these nonconforming loans.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(in millions)	2017	%	2016	%	2017	%	2016	%
Refinance	$1,589.8	76%	$3,756.8	89%	$4,183.9	77%	$8,554.0	87%
Purchase	494.5	24	460.2	11	1,274.0	23	1,259.6	13
Total originations	$2,084.3	100	$4,217.0	100	$5,457.9	100	$9,813.6	100

During the third quarter of 2017, refinance volume decreased approximately 58% to $2.2 billion as compared to $4.2 billion in the third quarter of 2016 as a result of rising interest rates at the end of 2016 and continuing in the first quarter of 2017.  Despite the 51% decrease in origination volumes during the third quarter of 2017, purchase money transactions increased 7% to $494.5 million as compared to $460.2 million in the third quarter of 2016.

Mortgage servicing portfolio

	September 30,	June 30,	%	September 30,	%
(in millions)	2017	2017	Change	2016	Change
Mortgage servicing portfolio	$15,703.1	$14,667.9	7%	$9,450.7	66%

The mortgage servicing portfolio increased to $15.7 billion at September 30, 2017 as compared to $14.7 billion at June 30, 2017 and $9.5 billion at September 30, 2016. The increase was due to a shift in our strategy in 2016 to retain our mortgage servicing as well as initiating a retention program to recapture portfolio runoff during the low interest rate environment.  During 2017, we have continued with our strategy of growing the mortgage servicing portfolio. During the nine months ended September 30, 2017, the mortgage servicing portfolio increased due to servicing retained loan sales of $4.7 billion in unpaid principal balance (UPB) as well as a purchase of approximately $570.0 million in UPB of mortgage servicing rights (MSR). As a result, the UPB of our mortgage servicing portfolio increased 66% to $15.7 billion as of September 30, 2017 from September 30, 2016.  The servicing portfolio generated net servicing fees of $8.5 million in the third quarter of 2017, a 124% increase over the net servicing fees of $3.8 million in the third quarter of 2016.  Delinquencies within the servicing portfolio have increased slightly but remain low at 0.49% for 60+ days delinquent as of September 30, 2017 as compared to 0.25% as of December 31, 2016.  With the acquisition of MSRs in the second quarter of 2017, we added Specialized Loan Servicing LLC as a subservicer in addition to our current subservicer LoanCare, LLC.

The following table includes information about our mortgage servicing portfolio:

	At September 30,	% 60+ days	At December 31,	% 60+ days
(in millions)	2017	delinquent (1)	2016	delinquent (1)
Fannie Mae	$7,501.2	0.21%	$6,204.2	0.12%
Freddie Mac	5,680.3	0.15	4,611.8	0.08
Ginnie Mae	2,519.6	1.88	1,359.5	1.25
Other	2.0	16.67	176.0	0.00
Total servicing portfolio	$15,703.1	0.49	$12,351.5	0.25

(1)	Based on loan count.

During the nine months ended September 30, 2017, our warehouse borrowing capacity increased from $925.0 million to $960.0 million. In addition to funding our mortgage loan originations, we also used a portion of our warehouse borrowing capacity to provide re‑warehouse facilities to our customers, correspondent sellers and other small mortgage banking companies represented as finance receivables on the consolidated balance sheets. The outstanding balance of finance receivables decreased to $60.9 million at September 30, 2017 as compared to $62.9 million at

December 31, 2016.  The warehouse lending division funding volumes increased to $279.7 million during the third quarter of 2017 as compared $251.0 million for the second quarter of 2017 but decreased compared to $286.9 million for the third quarter of 2016.  As of September 30, 2017, the warehouse lending operations had extended warehouse line commitments to non-affiliated customers totaling $159.0 million as compared to $175.5 million at December 31, 2016.   By leveraging our re‑warehousing division, our strategy is to increase the capture rate of our approved correspondent sellers business as well as expand our active customer base to include new customers seeking warehouse lines.

For the third quarter of 2017, real estate services fees were $1.4 million as compared to $1.5 million in the second quarter of 2017 and $2.7 million in the third quarter of 2016.  Since most of our real estate services business is generated from our long-term mortgage portfolio, as the long‑term mortgage portfolio continues to decline, we expect real estate services and the related revenues to decline.

In our long-term mortgage portfolio, the residual interests generated cash flows of $2.7 million in the third quarter of 2017 as compared to $3.1 million in the second quarter of 2017 and $1.6 million in the third quarter of 2016.  The estimated fair value of the net residual interests decreased $2.5 million in the third quarter of 2017 to $17.4 million at September 30, 2017, as a result of residual cash flows received partially offset by an improvement in performance from certain trusts.

For additional information regarding the long-term mortgage portfolio refer to Financial Condition and Results of Operations below.

Liquidity and Capital Resources

During the nine months ended  September 30, 2017, we funded our operations primarily from mortgage lending revenues and to a lesser extent real estate services fees and cash flows from our residual interests in securitizations.  Mortgage lending revenues  include gains on sale of loans, net, and other mortgage related income, and real estate services fees including portfolio loss mitigation fees primarily generated from our long-term mortgage portfolio.  During the three and nine months ended September 30, 2017, we raised capital by issuing common stock as well as obtained MSR financing facilities, as further described below.  Additionally, we funded mortgage loan originations using warehouse facilities which are repaid once the loan is sold.  We may continue to manage our capital through the financing or sale of mortgage servicing rights.  We may also seek to raise capital by issuing debt or equity, including offering shares through the “At-the-Market” offering (ATM) program we iniated in 2015.

On August 17, 2017, IMC (Borrower), issued a Line of Credit Promissory Note with a lender providing for a revolving line of credit of $30.0 million  (FHLMC Financing). The Borrower is able to borrow up to 55% of the fair market value of FHLMC pledged mortgage servicing rights. The Line of Credit has a term until May 31, 2018 and will automatically renew for subsequent one year periods unless the lender provides the Borrower 150 days’ notice of its intention not to renew. Interest payments are payable monthly and accrue interest at the rate per annum equal to LIBOR plus 4.0% and the balance of the obligation  may be prepaid at any time. The obligations under the FHLMC Financing are secured by FHLMC pledged mortgage servicing rights and Integrated Real Estate Services, Corp. is a guarantor.  At September 30, 2017, $5.0 million was outstanding under the FHLMC Financing.

On May 5, 2017, we entered into an exchange agreement pursuant to which we agreed to issue 412,264 shares of our common stock in exchange for trust preferred securities with an aggregate liquidation amount of $8.5 million issued by Impac Capital Trust #4.  Accrued and unpaid interest on the trust preferred securities was paid in cash in the aggregate amount of approximately $14 thousand.   The exchange was based on the carrying value of the trust preferred obligation which was $5.6 million at March 31, 2017 and an agreed upon stock price of $13.68 that determined a fixed number of shares to be issued in the exchange resulting in a discount to par of 34%.  However, because the market value of the common stock was $17.06 on the issuance date (measurement date), we recorded a $1.3 million loss on extinguishment of debt during the three and nine months ended September 30, 2017.  The appreciation in stock price from the agreement date to the issuance date of the common stock resulted in a loss on extinguishment of debt.   The annual interest savings will amount to approximately $400 thousand.

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

In February 2017, we entered into a Loan and Security Agreement (Agreement) with a lender  providing for a revolving loan commitment of up to $40.0 million for a period of two years (FNMA Financing) to finance MSRs.  We are able to borrow up to 55% of the fair market value of FNMA pledged servicing rights.  Upon the two year anniversary of the Agreement, any amounts outstanding will automatically be converted into a term loan due and payable in full on the one year anniversary of the conversion date.  Interest payments are payable monthly and accrue interest at the rate per annum equal to one-month LIBOR plus 4.0%. The balance of the obligation may be prepaid at any time. With the initial draw of  $35.1 million, a portion of the proceeds were used to pay off the Term Financing (approximately $30.1 million) originally entered into in June 2015.  At September 30, 2017, the outstanding balance of the FNMA Financing was $20.1 million.

During the nine months ended  September 30, 2017, we paid approximately $16.2 million in contingent consideration payments related to the CCM acquisition for the fourth quarter of 2016, the first and second quarters of 2017 earn-out period. Additionally, the contingent consideration payment for the third quarter of 2017 is approximately $4.7 million and is due in November 2017. These contingent consideration payments are based on the performance of the CCM division and over time the earn-out percentage declines. The fourth quarter 2016 earn-out percentage was 55% of the CCM division earnings, as defined. Beginning in 2017, the earn-out percentage decreased to 45% and terminates at the end of 2017.

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

Financial Condition and Results of Operations

Financial Condition

As of September 30, 2017 compared to December 31, 2016

The following table shows the condensed consolidated balance sheets for the following periods:

	September 30,	December 31,	Increase	%
	2017	2016	(Decrease)	Change
ASSETS
Cash	$34,815	$40,096	$(5,281)	(13)%
Restricted cash	6,605	5,971	634	11
Mortgage loans held-for-sale	572,268	388,422	183,846	47
Finance receivables	60,912	62,937	(2,025)	(3)
Mortgage servicing rights	158,950	131,537	27,413	21
Securitized mortgage trust assets	3,769,231	4,033,290	(264,059)	(7)
Goodwill	104,938	104,938	—	—
Intangibles, net	22,631	25,778	(3,147)	(12)
Deferred tax asset, net	24,420	24,420	—	—
Other assets	60,607	46,345	14,262	31
Total assets	$4,815,377	$4,863,734	$(48,357)	(1)%
LIABILITIES & EQUITY
Warehouse borrowings	$591,583	$420,573	$171,010	41%
MSR financings	25,133	—	25,133	n/a
Convertible notes	24,972	24,965	7	0
Contingent consideration	5,816	31,072	(25,256)	(81)
Long-term debt (Par value; $62,000 and $70,500)	44,561	47,207	(2,646)	(6)
Securitized mortgage trust liabilities	3,751,831	4,017,603	(265,772)	(7)
Repurchase reserve	4,980	5,408	(428)	(8)
Term financing, net	—	29,910	(29,910)	(100)
Other liabilities	57,048	55,956	1,092	2
Total liabilities	4,505,924	4,632,694	(126,770)	(3)
Total equity	309,453	231,040	78,413	34
Total liabilities and stockholders’ equity	$4,815,377	$4,863,734	$(48,357)	(1)%

Book value per share	$14.77	14.42	0.35	2%

At September 30, 2017, cash decreased $5.3 million from $40.1 million at December 31, 2016.  Cash balances decreased primarily due to repayment of the $30.0 million term financing, $16.2 million earn-out payments to CashCall Inc. based upon CCM earnings for the fourth quarter of 2016 and the first and second quarters of 2017, $5.6 million purchase of mortgage servicing rights and a $10.8 million increase in warehouse haircuts (difference between loan balance funded and amount advanced by warehouse lender) associated with the increase in mortgage loans held-for-sale (LHFS). Partially offsetting the decrease in cash was $55.5 million in proceeds from common stock offering, $25.1 million in net borrowings under the MSR financing facility and $11.0 million in residual cash flows.

LHFS increased $183.8 million to $572.3 million at September 30, 2017 as compared to $388.4 million at December 31, 2016. The increase was due to $5.5 billion in originations during the first nine months of 2017 partially offset by $5.3 billion in loan sales. As a normal course of our origination and sales cycle, loans held-for-sale at the end of any period are generally sold within one or two subsequent months.

Finance receivables decreased $2.0 million to $60.9 million at September 30, 2017 as compared to $62.9 million at December 31, 2016. The decrease was primarily due to $714.2 million in fundings offset by $716.2 million in settlements during the nine months ended September 30, 2017.

MSRs increased $27.4 million to $159.0 million at September 30, 2017 as compared to $131.5 million at December 31, 2016. The increase was due to servicing retained loan sales of $4.7 billion in UPB as well as a purchase of approximately $570.0 million in UPB of MSRs. Partially offsetting the increase was a bulk sale of NonQM MSRs totaling approximately $155.9 million in UPB and a mark-to-market reduction in fair value of $20.0 million.  At September 30, 2017, we serviced $15.7 billion in UPB for others as compared to $12.4 billion at December 31, 2016.

Warehouse borrowings increased $171.0 million to $591.6 million at September 30, 2017 as compared to $420.6 million at December 31, 2016. The increase was due to an increase in LHFS at September 30, 2017. We increased our total borrowing capacity to $960.0 million from $925.0 million at December 31, 2016.

In August and February 2017,  we entered into separate Agreements with two lenders providing for MSR financing facilities of up to $30.0 million and $40.0 million.  The $30.0 million facility allows us to borrow up to 55% of the fair market value of FHLMC pledged mortgage servicing rights. The $40.0 million facility allows us to borrow up to 55% of the fair market value of FNMA pledged mortgage servicing rights.  At September 30, 2017, the balance outstanding on the FHLMC and FNMA facilites was $5.0 million and $20.1 million, respectively.

Long-term debt decreased $2.6 million to $44.6 million at September 30, 2017 as compared to $47.2 million at December 31, 2016.   The decrease was due to the exchange agreement entered into in May 2017, whereby we issued 412,264 shares of common stock in exchange for trust preferred securities with a fair value of $5.6 million.  Partially offsetting the decrease in long-term debt was a mark-to-market increase in fair value of $2.7 million.

Book value per share increased to $14.77 at September 30, 2017 as compared to $14.42 at December 31, 2016.  Book value per common share increased 10% to  $12.30 as of September 30, 2017, as compared to $11.19 as of December 31, 2016 (inclusive of the remaining $51.8 million of liquidation preference on our preferred stock).

  The changes in total assets and liabilities, at fair market value, are primarily attributable to decreases in our trust assets and trust liabilities as summarized below.

	September 30,	December 31,	Increase	%
	2017	2016	(Decrease)	Change
Securitized mortgage collateral	$3,758,140	$4,021,891	$(263,751)	(7)%
Other trust assets	11,091	11,399	(308)	(3)
Total trust assets	3,769,231	4,033,290	(264,059)	(7)

Securitized mortgage borrowings	$3,751,831	$4,017,603	$(265,772)	(7)%
Total trust liabilities	3,751,831	4,017,603	(265,772)	(7)
Residual interests in securitizations	$17,400	$15,687	$1,713	11%

Since the consolidated and unconsolidated securitization trusts are nonrecourse to us, trust assets and liabilities have been netted to present our interest in these trusts more simply, which are considered the residual interests in securitizations. For unconsolidated securitizations the residual interests represent the fair value of investment securities available-for-sale. For consolidated securitizations, the residual interests are represented by the fair value of securitized mortgage collateral and real estate owned, offset by the fair value of securitized mortgage borrowings and derivative liabilities. We receive cash flows from our residual interests in securitizations to the extent they are available after required distributions to bondholders and maintaining specified overcollateralization levels and other specified parameters (such as maximum delinquency and cumulative default) within the trusts. The estimated fair value of the residual interests, represented by the difference in the fair value of total trust assets and total trust liabilities, was $17.4 million at September 30, 2017 as compared to $15.7 million at December 31, 2016.

We update our collateral assumptions quarterly based on recent delinquency, default, prepayment and loss experience. Additionally, we update the forward interest rates and investor yield (discount rate) assumptions based on information derived from market participants. During the nine months ended September 30, 2017, actual losses were relatively flat and were inline with forecasted losses for the majority of trusts with residual value.  Principal payments and liquidations of securitized mortgage collateral and securitized mortgage borrowings also contributed to the reduction in trust assets and liabilities.  The increase in residual fair value at September 30, 2017 was the result of a decrease in loss assumptions as well as recoveries on certain multifamily trusts with residual value.

•

The estimated fair value of securitized mortgage collateral decreased $263.8 million during the nine months ended September 30, 2017, primarily due to reductions in principal from borrower payments and transfers of loans to Real Estate Owned (REO) for single-family and multi-family collateral. Additionally, other trust assets decreased $0.3 million during the nine months ended September 30, 2017, primarily due to REO liquidations of $24.2 million.  Partially offsetting the decrease was an increase of $15.4 million in REO from foreclosures and an  $8.5 million increase in the net realizable value (NRV) of REO.

•

The estimated fair value of securitized mortgage borrowings decreased $265.8 million during the nine months ended September 30, 2017, primarily due to reductions in principal balances from principal payments during the period for single-family and multi-family collateral as well as a decrease in loss assumptions.

Prior to 2008, we securitized mortgage loans by transferring originated and acquired residential single-family mortgage loans and multi-family commercial loans (the “transferred assets”) into nonrecourse bankruptcy remote trusts which in turn issued tranches of bonds to investors supported only by the cash flows of the transferred assets. Because the assets and liabilities in the securitizations are nonrecourse to us, the bondholders cannot look to us for repayment of their bonds in the event of a shortfall. These securitizations were structured to include interest rate derivatives. We retained the residual interest in each trust, and in most cases would perform the master servicing function. A trustee and sub-servicer, unrelated to us, were utilized for each securitization. Cash flows from the loans (the loan payments as well as liquidation of foreclosed real estate properties) collected by the loan sub-servicer are remitted to us, the master servicer. The master servicer remits payments to the trustee who remits payments to the bondholders (investors). The sub-servicer collects loan payments and performs loss mitigation activities for defaulted loans. These activities include foreclosing on properties securing defaulted loans, which results in REO.

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

The following table presents changes in the trust assets and trust liabilities for the nine months ended September 30, 2017:

				TRUST LIABILITIES
	Level 3 Recurring Fair
	Value Measurement			Level 3 Recurring Fair
		NRV (1)		Value Measurement
	Securitized	Real		Securitized	Net
	mortgage	estate	Total trust	mortgage	trust
	collateral	owned	assets	borrowings	assets
Recorded book value at December 31, 2016	$4,021,891	$11,399	$4,033,290	$(4,017,603)	$15,687
Total gains/(losses) included in earnings:
Interest income	39,564	—	39,564	—	39,564
Interest expense	—	—	—	(108,010)	(108,010)
Change in FV of net trust assets, excluding REO (2)	219,604	—	219,604	(221,510)	(1,906)
Gains from REO – not at FV but at NRV (2)	—	8,484	8,484	—	8,484
Total gains (losses) included in earnings	259,168	8,484	267,652	(329,520)	(61,868)
Transfers in and/or out of level 3	—	—	—	—	—
Purchases, issuances and settlements	(522,919)	(8,792)	(531,711)	595,292	63,581
Recorded book value at September 30, 2017	$3,758,140	$11,091	$3,769,231	$(3,751,831)	$17,400

(1)	Accounted for at net realizable value.
(2)	Represents change in fair value of net trust assets, including trust REO (losses) gains in the consolidated statements of operations for the nine months ended September 30, 2017.

Inclusive of gains from REO, total trust assets above reflect a net gain of $228.1 million for the nine months ended September 30, 2017 as a result of an increase in fair value from securitized mortgage collateral of $219.6 million and gains from REO of $8.5 million. Net losses on trust liabilities were $221.5 million from the increase in fair value of securitized mortgage borrowings. As a result, non-interest income—net trust assets totaled an increase of $6.6 million for the nine months ended September 30, 2017.

The table below reflects the net trust assets as a percentage of total trust assets (residual interests in securitizations):

	September 30,	December 31,
	2017	2016
Net trust assets	$17,400	$15,687
Total trust assets	3,769,231	4,033,290
Net trust assets as a percentage of total trust assets	0.46%	0.39%

For the nine months ended September 30, 2017, the estimated fair value of the net trust assets increased as a percentage of total trust assets. The increase was primarily due to an increase in projected future cash flows due to a decrease in loss assumptions in the 2006 multi-family vintage.

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

The following tables present the estimated fair value of our residual interests, including investment securities available for sale, by securitization vintage year and other related assumptions used to derive these values at September 30, 2017 and December 31, 2016:

	Estimated Fair Value of Residual			Estimated Fair Value of Residual
	Interests by Vintage Year at			Interests by Vintage Year at
	September 30, 2017			December 31, 2016
Origination Year	SF	MF	Total	SF	MF	Total
2002-2003 (1)	$8,412	$699	$9,111	$8,402	$921	$9,323
2004	1,267	579	1,846	1,267	653	1,920
2005	23	42	65	—	—	—
2006	—	6,378	6,378	—	4,444	4,444
Total	$9,702	$7,698	$17,400	$9,669	$6,018	$15,687
Weighted avg. prepayment rate	6.8%	9.2%	7.0%	6.3%	10.1%	6.6%
Weighted avg. discount rate	16.3%	18.6%	17.3%	16.3%	17.9%	16.9%

(1)	2002-2003 vintage year includes CMO 2007-A, since the majority of the mortgages collateralized in this securitization were originated during this period.

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

The table below reflects the estimated future credit losses and investor yield requirements for trust assets by product (SF and MF) and securitization vintage at September 30, 2017:

	Estimated Future			Investor Yield
	Losses (1)			Requirement (2)
	SF	MF		SF	MF
2002-2003	5%	*	(3)	6%	7%
2004	9	*	(3)	5	5
2005	11	*	%	5	4
2006	12	1		6	4
2007	9	*	(3)	7	3

(1)	Estimated future losses derived by dividing future projected losses by UPB at September 30, 2017.
(2)

Investor yield requirements represent our estimate of the yield third-party market participants would require to price our trust assets and liabilities given our prepayment, credit loss and forward interest rate assumptions.

(3)	Represents less than 1%.

Despite the increase in housing prices through September 30, 2017, housing prices in many parts of the country are still at levels which have significantly reduced or eliminated equity for loans originated after 2003. Future loss estimates are significantly higher for mortgage loans included in securitization vintages after 2005 which reflect severe home price deterioration and defaults experienced with mortgages originated during these periods.

Long-Term Mortgage Portfolio Credit Quality

We use the Mortgage Bankers Association (MBA) method to define delinquency as a contractually required payment being 30 or more days past due. We measure delinquencies from the date of the last payment due date in which a payment was received. Delinquencies for loans 60 days delinquent or greater, foreclosures and delinquent bankruptcies were $834.0 million or 18.7% of the long-term mortgage portfolio as of September 30, 2017  as compared to $1.0 billion or 20.0% as of December 31, 2016.

The following table summarizes the gross UPB of loans in our mortgage portfolio, included in securitized mortgage collateral, that were 60 or more days delinquent (utilizing the MBA method) as of the periods indicated:

	September 30,	Total	December 31,	Total
Securitized mortgage collateral	2017	Collateral	2016	Collateral
60 - 89 days delinquent	$102,044	2.3%	$140,567	2.8%
90 or more days delinquent	349,684	7.8	417,947	8.2
Foreclosures (1)	176,757	4.0	224,633	4.4
Delinquent bankruptcies (2)	205,500	4.6	232,249	4.6
Total 60 or more days delinquent	$833,985	18.7	$1,015,396	20.0
Total collateral	$4,454,670	100.0	$5,078,500	100.0

(1)	Represents properties in the process of foreclosure.
(2)	Represents bankruptcies that are 30 days or more delinquent.

The following table summarizes the gross securitized mortgage collateral and REO at NRV, that were non-performing as of the dates indicated (excludes 60-89 days delinquent):

		Total		Total
	September 30,	Collateral	December 31,	Collateral
	2017	%	2016	%
90 or more days delinquent, foreclosures and delinquent bankruptcies	$731,941	16.4%	$874,829	17.2%
Real estate owned	11,091	0.2	11,399	0.2
Total non-performing assets	$743,032	16.6	$886,228	17.4

Non-performing assets consist of non-performing loans (mortgages that are 90 or more days delinquent, including loans in foreclosure and delinquent bankruptcies) plus REO. It is our policy to place a mortgage on nonaccrual status when it becomes 90 days delinquent and to reverse from revenue any accrued interest, except for interest income on securitized mortgage collateral when the scheduled payment is received from the servicer. The servicers are required to advance principal and interest on loans within the securitization trusts to the extent the advances are considered recoverable. IFC, a subsidiary of IMH and master servicer, may be required to advance funds, or in most cases cause the loan servicers to advance funds, to cover principal and interest payments not received from borrowers depending on the status of their mortgages. As of September 30, 2017, non-performing assets (UPB of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) as a percentage of the total collateral was 16.6%.  At December 31, 2016, non-performing assets to total collateral was 17.4%.  Non-performing assets decreased by approximately $143.2 million at September 30, 2017 as compared to December 31, 2016.  At September 30, 2017, the estimated fair value of non-performing assets (representing the fair value of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) was $245.8 million or 5.1% of total assets. At December 31, 2016, the estimated fair value of non-performing assets was $263.6 million or 5.4% of total assets.

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

For the three and nine months ended September 30, 2017, we recorded an increase in net realizable value of REO in the amount of $2.7 million and $8.5 million, respectively, compared to a decrease of $1.4 million and $6.0 million for the comparable 2016 period. Increases and write-downs of the net realizable value reflect increases or declines in value of the REO subsequent to foreclosure date, but prior to the date of sale.

The following table presents the balances of REO:

	September 30,	December 31,
	2017	2016
REO	$17,009	$25,802
Impairment (1)	(5,918)	(14,403)
Total	$11,091	$11,399

(1)	Impairment represents the cumulative write-downs of net realizable value subsequent to foreclosure.

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

Results of Operations

For the Three Months Ended September 30, 2017 compared to the Three Months Ended September 30, 2016

	For the Three Months Ended September 30,
			Increase	%
	2017	2016	(Decrease)	Change
Revenues	$42,076	$103,993	$(61,917)	(60)%
Expenses (1)	(37,560)	(81,359)	43,799	54
Net interest income	1,546	1,304	242	19
Loss on extinguishment of debt	—	—	—	n/a
Change in fair value of long-term debt	104	(8,641)	8,745	(101)
Change in fair value of net trust assets, including trust REO gains (losses)	(1,745)	1,071	(2,816)	(263)
Income tax (expense) benefit	(2,104)	130	(2,234)	1718
Net earnings	$2,317	$16,498	$(14,181)	(86)
Earnings per share available to common stockholders—basic	$0.11	$1.28	$(1.17)	(91)%
Earnings per share available to common stockholders—diluted	$0.11	$1.18	$(1.07)	(91)%

(1)	Includes changes in contingent consideration liability resulting in income of $4.8 million and an expense of $23.2 million for the three months ended September 30, 2017 and 2016, respectively.

For the Nine Months Ended September 30, 2017 compared to the Nine Months Ended September 30, 2016

	For the Nine Months Ended September 30,
			Increase	%
	2017	2016	(Decrease)	Change
Revenues	$127,051	$220,506	$(93,455)	(42)%
Expenses (1)	(115,838)	(187,408)	71,570	38
Net interest income (expense)	3,090	2,036	1,054	52
Loss on extinguishment of debt	(1,265)	—	(1,265)	n/a
Change in fair value of long-term debt	(2,657)	(7,286)	4,629	(64)
Change in fair value of net trust assets, including trust REO gains (losses)	6,578	2,609	3,969	152
Income tax expense	(3,575)	(728)	(2,847)	(391)
Net earnings	$13,384	$29,729	$(16,345)	(55)
Earnings per share available to common stockholders—basic	$0.71	$2.43	$(1.72)	(71)%
Earnings per share available to common stockholders—diluted	$0.71	$2.27	$(1.56)	(69)%

(1)	Includes changes in contingent consideration liability resulting in income of $11.1 million and an expense of $34.6 million for the nine months ended September 30, 2017 and 2016, respectively.

Revenues

	For the Three Months Ended September 30,
			Increase	%
	2017	2016	(Decrease)	Change
Gain on sale of loans, net	$42,476	$113,158	$(70,682)	(62)%
Real estate services fees, net	1,355	2,678	(1,323)	(49)
Servicing fees, net	8,492	3,789	4,703	124
Loss on mortgage servicing rights, net	(10,513)	(15,857)	5,344	34
Other revenues	266	225	41	18
Total revenues	$42,076	$103,993	$(61,917)	(60)%

Gain on sale of loans, net.    For the three months ended September 30, 2017, gain on sale of loans, net were $42.5 million compared to $113.2 million in the comparable 2016 period. The $70.7 million decrease is primarily due to a $52.8 million decrease in premiums from the sale of mortgage loans, a $23.0 million decrease in premiums from servicing retained loan sales, a $6.6 million decrease in mark-to-market  gains on LHFS, a $3.5 million decrease in realized and unrealized net gains on derivative financial instruments and a $1.8 million increase in provision for repurchases, partially offset by a $17.2 million decrease in direct loan origination expenses.

The overall decrease in gain on sale of loans, net was primarily due to a 51% decrease in volume as well as a decrease in gain on sale margins.  For the three months ended September 30, 2017, we originated and sold $2.1 billion and $2.1 billion of loans, respectively, as compared to $4.2 billion and $4.1 billion of loans originated and sold, respectively, during the same period in 2016.  Margins decreased to approximately 204 bps for the three months ended September 30, 2017 as compared to 268 bps for the same period in 2016 due to margin compression across all three channels as a result of the increase in interest rates as compared to the third quarter of 2016 as well as an increase in competition for volume.

Real estate services fees, net.  For the three months ended September 30, 2017, real estate services fees, net were $1.4 million compared to $2.7 million in the comparable 2016 period. The $1.3 million decrease was primarily the result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio as compared to 2016.

Servicing fees, net.  For the three months ended September 30, 2017, servicing fees, net was $8.5 million compared to $3.8 million in the comparable 2016 period.  The increase in servicing fees, net was the result of the servicing portfolio increasing 81% to an average balance of $15.4 billion for the three months ended September 30, 2017

as compared to an average balance of $8.5 billion for the three months ended September 30, 2016.   The increase in the average balance of the servicing portfolio is a result of our efforts during the past year to retain servicing  with fewer bulk sales of MSRs. We had $1.9 billion in servicing retained loan sales during the three months ended September 30, 2017 with no bulk sales of MSRs.

Loss on mortgage servicing rights, net.  For the three months ended September 30, 2017, loss on MSRs, net was $10.5 million compared to $15.9 million in the comparable 2016 period. For the three months ended September 30, 2017, we recorded an  $11.2 million loss from a change in fair value of MSRs primarily the result of mark-to-market changes related to amortization as well as an increase in prepayment speeds.  During the quarter, we had an  $8 thousand loss on sale of mortgage servicing rights related to refunds of premiums to investors for loan payoffs associated with sales of servicing rights in previous periods.  Partially offsetting the loss was $672 thousand in realized and unrealized gains from hedging instruments related to MSRs.

	For the Nine Months Ended September 30,
			Increase	%
	2017	2016	(Decrease)	Change
Gain on sale of loans, net	$116,602	$245,849	$(129,247)	(53)%
Real estate services fees, net	4,492	6,773	(2,281)	(34)
Servicing fees, net	23,575	8,680	14,895	172
Loss on mortgage servicing rights, net	(18,159)	(41,249)	23,090	56
Other revenues	541	453	88	19
Total revenues	$127,051	$220,506	$(93,455)	(42)

Gain on sale of loans, net.    For the nine months ended September 30, 2017, gain on sale of loans, net were $116.6 million compared to $245.8 million in the comparable 2016 period. The $129.2 million decrease is primarily due to a $108.3 million decrease in premiums from the sale of mortgage loans, a $49.1 million decrease in premiums from servicing retained loan sales and an  $11.3 million decrease in mark-to-market gains on LHFS, partially offset by a $39.6 million decrease in direct loan origination expenses, $149 thousand decrease in realized and unrealized net losses on derivative financial instruments and a $586 thousand decrease in provision for repurchases.

The overall decrease in gain on sale of loans, net was primarily due to a 44% decrease in volumes as well as a decrease in gain on sale margins.  For the nine months ended September 30, 2017 we originated and sold $5.5 billion and $5.3 billion of loans, respectively, as compared to $9.8 billion and $9.3 billion of loans originated and sold, respectively, during the same period in 2016.  Margins decreased to approximately 214 bps for the nine months ended  September 30, 2017 as compared to 251 bps for the same period in 2016 due to margin compression across all three channels as a result of the increase in interest rates as compared to the first nine months of 2016 as well as an increase in competition for volume.

Real estate services fees, net.  For the nine months ended September 30, 2017, real estate services fees, net were $4.5 million compared to $6.8 million in the comparable 2016 period. The $2.3 million decrease was primarily the result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio as compared to 2016.

Servicing fees, net.  For the nine months ended September 30, 2017, servicing fees, net was $23.6 million compared to $8.7 million in the comparable 2016 period.  The increase in servicing fees, net was the result of the servicing portfolio increasing 122% to an average balance of $14.1 billion for the nine months ended September 30, 2017 as compared to an average balance of $6.4 billion for the nine months ended September 30, 2016.   The increase in the average balance of the servicing portfolio is a result of our efforts during the past year to retain servicing with fewer bulk sales of MSRs. We had $4.7 billion in servicing retained loan sales during the nine months ended September 30, 2017. Partially offsetting the increase was a bulk sale of NonQM MSRs totaling approximately $155.9 million in UPB.

Loss on mortgage servicing rights, net.  For the nine months ended September 30, 2017, loss on MSRs, net was $18.2 million compared to $41.2 million in the comparable 2016 period. For the nine months ended September 30, 2017, we recorded a  $20.0 million loss from a change in fair value of MSRs primarily the result of mark-to-market changes related to amortization as well as an  increase in prepayment speeds.  During the nine months ended September 30, 2017, we had a $90 thousand loss on sale of mortgage servicing rights related to refunds of premiums to investors for loan payoffs partially offset by recoveries of previously written off holdbacks associated with sales of servicing rights in previous periods.  Partially offsetting the loss was a $2.0 million increase in realized and unrealized gains from hedging instruments related to MSRs.

Expenses

	For the Three Months Ended September 30,
			Increase	%
	2017	2016	(Decrease)	Change
Personnel expense	$23,062	$38,467	$(15,405)	(40)%
Business promotion	10,403	10,350	53	1
General, administrative and other	8,497	7,736	761	10
Accretion of contingent consideration	396	1,591	(1,195)	(75)
Change in fair value of contingent consideration	(4,798)	23,215	(28,013)	(121)
Total expenses	$37,560	$81,359	$(43,799)	(54)%

Total expenses were $37.6 million for the three months ended September 30, 2017, compared to $81.4 million for the comparable period of 2016.  Personnel expense decreased $15.4 million to $23.1 million for the three months ended September 30, 2017.  The decrease is primarily related to a reduction in commission expense due to a decrease in loan originations as well as staff reductions made in the first quarter of 2017.  As a result of the staff reductions in the first quarter of 2017, average headcount decreased 24% for the third quarter of 2017 as compared to the same period in 2016.

Business promotion was flat at $10.4 million for the three months ended September 30, 2017 and 2016.  Our centralized call center purchases leads and promotes its business through radio and television advertisements.  During the third quarter of 2017, business promotion was relatively flat as compared to 2016 with continued efforts to increase NonQM and purchase money production with the reduction in refinance activity as a result of the increase in interest rates as compared to the third quarter of 2016.

General, administrative and other expenses increased to $8.5 million for the three months ended September 30, 2017, compared to $7.7 million for the same period in 2016.  The increase was primarily related to a $1.8 million increase in legal and professional fees associated with defending litigation, as discussed in Item 3 of the 2016 10-K and in Item 1 of Part II within this 10-Q.   Partially offsetting the increase was an $534 thousand decrease in other general and admistrative expenses, a $294 thousand decrease in data processing and a $187 thousand decrease in premises and equipment expense.

As part of the acquisition of CCM, we record accretion of the contingent consideration liability from the close of the transaction in March 2015 through the end of the earn-out period in December 2017, which increases the contingent consideration liability. The estimated contingent consideration liability is based on discounted cash flows which represent the time value of money of the liability during the earn-out period.  In the third quarter of 2017, accretion increased the contingent consideration liability by $396 thousand as compared to $1.6 million during the third quarter of 2016.  The decrease in accretion is due to the reduction of forecasted pre-tax earnings of CCM as a result of updated assumptions as well as a reduction in the estimated earn-out percentage as compared to 2016.  The accretion will continue to be a charge against earnings in future quarters until the end of the earn-out period in December 2017.

We recorded a $4.8 million change in fair value associated with a reduction in the contingent consideration liability for the third quarter of 2017 related to updated assumptions including current market conditions. The change in fair value of contingent consideration was primarily related to expected margin compression as well as a reduction in origination volume over the remaining earn-out period which ends in December 2017. The fair value of contingent consideration may change from quarter to quarter based upon actual experience and updated assumptions used to forecast pre-tax earnings for CCM.  The decrease in the contingent consideration liability resulted in an increase in earnings of $4.8 million in the third quarter of 2017.

	For the Nine Months Ended September 30,
			Increase	%
	2017	2016	(Decrease)	Change
Personnel expense	$69,353	$93,025	$(23,672)	(25)%
Business promotion	30,744	30,828	(84)	(0)
General, administrative and other	24,845	23,742	1,103	5
Accretion of contingent consideration	1,948	5,244	(3,296)	(63)
Change in fair value of contingent consideration	(11,052)	34,569	(45,621)	(132)
Total expenses	$115,838	$187,408	$(71,570)	(38)

Total expenses were $115.8 million for the nine months ended September 30, 2017, compared to $187.4 million for the comparable period of 2016.  Personnel expense decreased $23.7 million to $69.4 million for the nine months ended September 30, 2017.  The decrease is primarily related to a reduction in commission expense due to a decrease in loan originations as well as staff reductions made in the first quarter of 2017.  With the decline in origination volumes in the first quarter of 2017 we made staff reductions, of which the full impact of the reductions were not reflected until the second quarter. As a result, average headcount decreased 13% for the nine months ended September 30, 2017 as compared to the same period in 2016.

Business promotion was $30.7 million for the nine months ended September 30, 2017, compared to $30.8 million for the comparable period of 2016.  Our centralized call center purchases leads and promotes its business through radio and television advertisements.  During the first nine months of 2017, business promotion was flat due to efforts to increase NonQM and purchase money production with the reduction in refinance activity as a result of the increase in interest rates as compared to the first nine months of 2016.

General, administrative and other expenses increased to $24.8 million for the nine months ended September 30, 2017, compared to $23.7 million for the same period in 2016.  The increase was primarily related to a $2.3 million increase in legal and professional fees associated with defending litigation, as discussed in Item 3 of the 2016 10-K and in Item 1 of Part II within this 10-Q and a $155 thousand increase in occupancy expense.  Partially offsetting the increase was a $707 thousand decrease in other general and administrative expenses, a $462 thousand decrease in premises and equipment and a $215 thousand decrease in data processing expense.

As part of the acquisition of CCM, we record accretion of the contingent consideration liability from the close of the transaction in March 2015 through the end of the earn-out period in December 2017, which increases the contingent consideration liability. The estimated contingent consideration liability is based on discounted cash flows which represent the time value of money of the liability during the earn-out period.  In the first nine months of 2017, accretion increased the contingent consideration liability by $1.9 million as compared to $5.2 million during the first nine months of 2016.  The decrease in accretion is due to the reduction of forecasted pre-tax earnings of CCM as a result of updated assumptions as well as a reduction in the estimated earn-out percentage as compared to 2016.  The accretion will continue to be a charge against earnings in future quarters until the end of the earn-out period in December 2017.

We recorded an  $11.1 million change in fair value associated with a reduction in the contingent consideration liability for the nine months ended September 30, 2017 related to updated assumptions including current market conditions. The change in fair value of contingent consideration was primarily related to expected margin compression as well as a reduction in volume over the remaining earn-out period which ends in December 2017. The fair value of contingent consideration may change from quarter to quarter based upon actual experience and updated assumptions used to forecast pre-tax earnings for CCM.  The decrease in the contingent consideration liability resulted in an increase in earnings of $11.1 million for the nine months ended September 30, 2017.

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

	For the Three Months Ended September 30,
	2017			2016
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Securitized mortgage collateral	$3,767,162	$51,606	5.48%	$4,223,226	$59,616	5.65%
Mortgage loans held-for-sale	452,390	5,465	4.83	494,918	4,606	3.72
Finance receivables	50,034	745	5.96	53,868	700	5.20
Other	33,733	38	0.45	15,401	10	0.26
Total interest-earning assets	$4,303,319	$57,854	5.38	$4,787,413	$64,932	5.43
LIABILITIES
Securitized mortgage borrowings	$3,759,675	$49,629	5.28	$4,219,975	$57,043	5.41%
Warehouse borrowings (1)	490,118	4,948	4.04	537,084	4,222	3.14
MSR financing facilities	13,014	192	5.90	—	—	—
Long-term debt	44,548	1,059	9.51	35,412	1,078	12.18
Convertible notes	24,970	471	7.55	24,963	469	7.52
Term financing	—	—	—	29,813	806	10.81
Other	390	9	9.23	755	10	5.30
Total interest-bearing liabilities	$4,332,715	$56,308	5.20	$4,848,002	$63,628	5.25
Net Interest Spread (2)		$1,546	0.18%		$1,304	0.18%
Net Interest Margin (3)			0.14%			0.11%

(1)	Warehouse borrowings include the borrowings from mortgage loans held-for-sale and finance receivables.
(2)	Net interest spread is calculated by subtracting the weighted average yield on interest-bearing liabilities from the weighted average yield on interest-earning assets.
(3)	Net interest margin is calculated by dividing net interest spread by total average interest-earning assets.

Net interest spread increased $242 thousand for the three months ended September 30, 2017 primarily attributable to an increase in the net interest spread between loans held-for-sale and finance receivables and their related warehouse borrowings and a decrease in interest expense related to the payoff of the Term Financing.  Partially offsetting the increase in net spread was a decrease in the net interest spread on the securitized mortgage collateral and securitized mortgage borrowings as well as an increase in interest expense as a result of the MSR financing facility. As a result, the net interest margin increased to 0.14% for the three months ended September 30, 2017 from 0.11% for the three months ended September 30, 2016.

During the quarter ended September 30, 2017, the yield on interest-earning assets decreased to 5.38% from 5.43% in the comparable 2016 period. The yield on interest-bearing liabilities decreased to 5.20% for the three months ended September 30, 2017 from 5.25% for the comparable 2016 period.  In connection with the fair value accounting for securitized mortgage collateral and borrowings and long-term debt, interest income and interest expense is recognized using effective yields based on estimated fair values for these instruments. The decrease in yield for securitized mortgage collateral and securitized mortgage borrowings is primarily related to increased prices on mortgage-backed bonds which resulted in a decrease in yield as compared to the previous period.

	For the Nine Months Ended September 30,
	2017			2016
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Securitized mortgage collateral	$3,864,888	$165,260	5.70%	$4,346,482	$188,707	5.79%
Mortgage loans held-for-sale	363,713	12,923	4.74	397,565	11,325	3.80
Finance receivables	38,118	1,695	5.93	37,302	1,502	5.37
Other	37,063	133	0.48	21,028	27	0.17
Total interest-earning assets	$4,303,782	$180,011	5.58	$4,802,377	$201,561	5.60
LIABILITIES
Securitized mortgage borrowings	$3,857,405	$159,115	5.50%	$4,346,741	$181,362	5.56%
Warehouse borrowings (1)	392,108	11,896	4.05	425,882	10,701	3.35
MSR financing facilities	16,579	674	5.42	—	—	—
Long-term debt	46,587	3,393	9.71	33,716	3,088	12.21
Convertible notes	24,968	1,413	7.55	24,961	2,050	10.95
Term financing	4,490	408	12.12	29,792	2,300	10.29
Other	474	22	6.19	543	24	5.89
Total interest-bearing liabilities	$4,342,611	$176,921	5.43	$4,861,635	$199,525	5.47
Net Interest Spread (2)		$3,090	0.15%		$2,036	0.13%
Net Interest Margin (3)			0.10%			0.06%

(1)	Warehouse borrowings include the borrowings from mortgage loans held-for-sale and finance receivables.
(2)	Net interest spread is calculated by subtracting the weighted average yield on interest-bearing liabilities from the weighted average yield on interest-earning assets.
(3)	Net interest margin is calculated by dividing net interest spread by total average interest-earning assets.

Net interest spread increased $1.1 million for the nine months ended September 30, 2017 primarily attributable to an increase in the net interest spread between loans held-for-sale and finance receivables and their related warehouse borrowings, a decrease in interest expense from the conversion of the Convertible Notes in January 2016 and a decrease in interest expense related to the payoff of the Term Financing.  Offsetting the increase in net spread was a decrease in the net interest spread on the securitized mortgage collateral and securitized mortgage borrowings, an increase in the interest expense on the long-term debt as well as an increase in interest expense as a result of the MSR financing facilities.  As a result, the net interest margin increased to 0.10% for the nine months ended September 30, 2017 from 0.06% for the nine months ended September 30, 2016.

During the nine months ended September 30, 2017, the yield on interest-earning assets decreased to 5.58%  from 5.60% in the comparable 2016 period. The yield on interest-bearing liabilities decreased to 5.43% for the nine months ended September 30, 2017 from 5.47% for the comparable 2016 period.  In connection with the fair value accounting for securitized mortgage collateral and borrowings and long-term debt, interest income and interest expense is recognized using effective yields based on estimated fair values for these instruments. The decrease in yield for securitized mortgage collateral and securitized mortgage borrowings is primarily related to increased prices on mortgage-backed bonds which resulted in a decrease in yield as compared to the previous period.

Loss on extinguishment of debt.

We recorded a $1.3 million loss on extinguishment of debt during the nine months ended September 30, 2017.  In May 2017, we exchanged 412,264 shares of common stock for the remaining trust preferred securities which had an aggregate liquidation amount of $8.5 million.  The value of the shares on the issuance date exceeded the carrying value of debt by $1.3 million.

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

Change in the fair value of long-term debt resulted in income of  $104 thousand and an expense of $2.7 million for the three and nine months ended September 30, 2017, compared to an expense of $8.6 million and $7.3 million for the three and nine months ended September 30, 2016.  The decrease in the estimated fair value of long-term debt in the third quarter of 2017 was the result of a slight decrease in the forward LIBOR curve.  For the nine months ended September 30, 2017, the estimated fair value of long-term debt increased primarily due to a decrease in the discount rate attributable to an improvement in our credit risk profile, financial condition as well as an increase in LIBOR during 2017.

Change in fair value of net trust assets, including trust REO (losses) gains

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Change in fair value of net trust assets, excluding REO	$(4,479)	$2,511	$(1,906)	$8,580
Gains (losses) from REO	2,734	(1,440)	8,484	(5,971)
Change in fair value of net trust assets, including trust REO (losses) gains	$(1,745)	$1,071	$6,578	$2,609

The change in fair value related to our net trust assets (residual interests in securitizations) was a loss of $1.7 million for the three months ended September 30, 2017.  The change in fair value of net trust assets, excluding REO was due to $4.5 million in losses from changes in fair value of securitized mortgage borrowings and securitized mortgage collateral primarily associated with an increase in LIBOR, partially offset by updated assumptions on certain later vintage trusts with improved performance. Additionally, the NRV of REO increased $2.7 million during the period attributed to lower expected loss severities on properties held in the long-term mortgage portfolio during the period.

The change in fair value related to our net trust assets (residual interests in securitizations) was a gain of $6.6 million for the nine months ended September 30, 2017. The change in fair value of net trust assets, excluding REO was due to $1.9 million in losses from changes in fair value of securitized mortgage borrowings and securitized mortgage collateral primarily associated with an increase in LIBOR, partially offset by updated assumptions on certain later vintage trusts with improved performance. Additionally, the NRV of REO increased $8.5 million during the period as a result of lower expected loss severities on properties held in the long-term mortgage portfolio.

Income Taxes

We recorded income tax expense of $2.1 million and $3.6 million for the three and nine months ended September 30, 2017, primarily the result of the recognition of a deferred tax liability created by the amortization of an indefinite-life intangible asset (goodwill) and amortization of the deferred charge.    The deferred tax liability for indefinite-life intangibles cannot be included in the calculation of valuation allowance as these liabilities cannot be considered when determining the realizability of the net deferred tax assets.

For the three and nine months ended September 30, 2016, we recorded income tax benefit of $130 thousand and an expense of $728 thousand, respectively, primarily the result of a return to provision adjustment for the 2015 tax return booked in the third quarter, amortization of the deferred charge, federal alternative minimum tax (AMT), and state income taxes from states where we do not have net operating loss carryforwards or state minimum taxes, including AMT  The deferred charge represents the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH prior to 2008. The deferred charge amortization and/or impairment, which does not result in any tax liability to be paid is calculated based on the change in fair value of the underlying securitized mortgage collateral during the period. The deferred charge is included in other assets in the accompanying consolidated balance sheets and is amortized as a component of income tax expense in the accompanying consolidated statements of operations.

As of December 31, 2016, we had estimated federal net operating loss (NOL) carryforwards of approximately $581.8 million. Federal net operating loss carryforwards begin to expire in 2027.  As of September 30, 2017, the estimated Federal NOL carryforward expiration schedule is as follows (in millions):

Tax Year Established	Amount	Expiration Date
12/31/2007	$228.8	12/31/2027
12/31/2008	3.6	12/31/2028
12/31/2009	101.6	12/31/2029
12/31/2010	89.7	12/31/2030
12/31/2011	44.1	12/31/2031
12/31/2012	—	12/31/2032
12/31/2013	28.5	12/31/2033
12/31/2014	—	12/31/2034
12/31/2015	30.5	12/31/2035
12/31/2016	55.0	12/31/2036
Total Federal NOLs	$581.8

As of December 31, 2016, we had estimated California net operating loss (NOL) carryforwards of approximately $487.0 million, of which $86.9 million expire in 2017.  We may not be able to realize the maximum benefit due to the nature and tax entity that holds the NOL

Results of Operations by Business Segment

We have three primary operating segments: Mortgage Lending, Real Estate Services and Long-Term Mortgage Portfolio. Unallocated corporate and other administrative costs, including the cost associated with being a public company, are presented in Corporate. Segment operating results are as follows:

Mortgage Lending

	For the Three Months Ended September 30,
			Increase	%
	2017	2016	(Decrease)	Change
Gain on sale of loans, net	$42,476	$113,158	$(70,682)	(62)%
Servicing fees, net	8,492	3,789	4,703	124
Loss on mortgage servicing rights, net	(10,513)	(15,857)	5,344	34
Other	—	18	(18)	(100)
Total revenues	40,455	101,108	(60,653)	(60)
Other income	1,106	1,092	14	1
Personnel expense	(21,268)	(37,996)	16,728	44
Business promotion	(10,376)	(10,310)	(66)	(1)
General, administrative and other	(5,018)	(5,578)	560	10
Accretion of contingent consideration	(396)	(1,591)	1,195	75
Change in fair value of contingent consideration	4,798	(23,215)	28,013	121
Earnings before income taxes	$9,301	$23,510	$(14,209)	(60)%

 For the three months ended September 30, 2017, gain on sale of loans, net were $42.5 million compared to $113.2 million in the comparable 2016 period. The $70.7 million decrease is primarily due to a $52.8 million decrease in premiums from the sale of mortgage loans, a $23.0 million decrease in premiums from servicing retained loan sales, a $6.6 million decrease in mark-to-markt gains on LHFS, a $3.5 million decrease in realized and unrealized net gains on derivative financial instruments and a $1.8 million increase in provision for repurchases, partially offset by a $17.2 million decrease in direct loan origination expenses.

The overall decrease in gain on sale of loans, net was primarily due to a 51% decrease in volume as well as a decrease in gain on sale margins.  For the three months ended September 30, 2017, we originated and sold $2.1 billion and $2.1 billion of loans, respectively, as compared to $4.2 billion and $4.1 billion of loans originated and sold, respectively, during the same period in 2016.  Margins decreased to approximately 204 bps for the three months ended September 30, 2017 as compared to 268 bps for the same period in 2016 due to margin compression across all three channels as a result of the increase in interest rates as compared to the third quarter of 2016 as well as an increase in competition for volume.

For the three months ended September 30, 2017, servicing fees, net was $8.5 million compared to $3.8 million in the comparable 2016 period.  The increase in servicing fees, net was the result of the servicing portfolio increasing 81% to an average balance of $15.4 billion for the three months ended September 30, 2017 as compared to an average balance of $8.5 billion for the three months ended September 30, 2016.   The increase in the average balance of the servicing portfolio is a result of our efforts during the past year to retain servicing  with fewer bulk sales of MSRs. We had $1.9 billion in servicing retained loan sales during the three months ended September 30, 2017 with no bulk sales of MSRs.

For the three months ended September 30, 2017, loss on MSRs, net was $10.5 million compared to $15.9 million in the comparable 2016 period. For the three months ended September 30, 2017, we recorded an $11.2 million loss from a change in fair value of MSRs primarily the result of mark-to-market changes related to amortization as well as an increase in prepayment speeds.  During the quarter, we had an $8 thousand loss on sale of mortgage servicing rights related to refunds of premiums to investors for loan payoffs associated with sales of servicing rights in previous periods.  Partially offsetting the loss was $672 thousand in realized and unrealized gains from hedging instruments related to MSRs.

For the three months ended September 30, 2017, other income was flat at $1.1 million compared to the comparable 2016 period.   The $14 thousand increase in other income was due to a  $178 thousand increase in net interest spread between loans held-for-sale, finance receivables and their related warehouse borrowing expense as well as a $28 thousand increase in interest income on invested cash balances partially offset by a $192 thousand increase in interest expense related to the MSR financing facility entered into in February 2017.

Personnel expense was $21.3 million for the three months ended September 30, 2017, compared to $38.0 million for the comparable period of 2016.  The decrease is primarily related to a reduction in commission expense due to a decrease in loan originations as well as staff reductions made in the first quarter of 2017.  As a result of the staff reductions in the first quarter of 2017, average headcount of the mortgage lending operations decreased 27% for the third quarter of 2017 as compared to the same period in 2016.

Business promotion was flat at $10.4 million for the three months ended September 30, 2017 and 2016.  Our centralized call center purchases leads and promotes its business through radio and television advertisements.  During the third quarter of 2017, business promotion was relatively flat as compared to 2016 with continued efforts to increase NonQM and purchase money production with the reduction in refinance activity as a result of the increase in interest rates as compared to the third quarter of 2016.

General, administrative and other expenses decreased to $5.0 million for the three months ended September 30, 2017, compared to $5.6 million for the same period in 2016.  The decrease was primarily related to a $561 thousand decrease in other general and administrative expenses and a $156 thousand decrease in data processing expense, partially offset by a $157 thousand increase in occupancy expense.

As part of the acquisition of CCM, we record accretion of the contingent consideration liability from the close of the transaction in March 2015 through the end of the earn-out period in December 2017, which increases the contingent consideration liability. The estimated contingent consideration liability is based on discounted cash flows which represent the time value of money of the liability during the earn-out period.  In the third quarter of 2017, accretion increased the contingent consideration liability by $396 thousand as compared to $1.6 million during the third quarter of 2016.  The decrease in accretion is due to the reduction of forecasted pre-tax earnings of CCM as a result of updated assumptions as well as a reduction in the estimated earn-out percentage as compared to 2016.  The accretion will continue to be a charge against earnings in future quarters until the end of the earn-out period in December 2017.

We recorded a $4.8 million change in fair value associated with a reduction in the contingent consideration liability for the third quarter of 2017 related to updated assumptions including current market conditions. The change in fair value of contingent consideration was primarily related to expected margin compression as well as a reduction in origination volume over the remaining earn-out period which ends in December 2017. The fair value of contingent consideration may change from quarter to quarter based upon actual experience and updated assumptions used to forecast pre-tax earnings for CCM.  The decrease in the contingent consideration liability resulted in an increase in earnings of $4.8 million in the third quarter of 2017.

	For the Nine Months Ended September 30,
			Increase	%
	2017	2016	(Decrease)	Change
Gain on sale of loans, net	$116,602	$245,849	$(129,247)	(53)%
Servicing fees, net	23,575	8,680	14,895	172
Loss on mortgage servicing rights, net	(18,159)	(41,249)	23,090	56
Other	19	70	(51)	(73)
Total revenues	122,037	213,350	(91,313)	(43)
Other income	2,096	2,148	(52)	(2)
Personnel expense	(64,226)	(92,334)	28,108	30
Business promotion	(30,668)	(30,721)	53	0
General, administrative and other	(15,085)	(15,214)	129	1
Accretion of contingent consideration	(1,948)	(5,244)	3,296	63
Change in fair value of contingent consideration	11,052	(34,569)	45,621	132
Earnings before income taxes	$23,258	$37,416	$(14,158)	(38)

For the nine months ended September 30, 2017, gain on sale of loans, net were $116.6 million compared to $245.8 million in the comparable 2016 period. The $129.2 million decrease is primarily due to a $108.3 million decrease in premiums from the sale of mortgage loans, a $49.1 million decrease in premiums from servicing retained loan sales and an $11.3 million decrease in mark-to-market gains on LHFS, partially offset by a $39.6 million decrease in direct loan origination expenses, $149 thousand decrease in realized and unrealized net losses on derivative financial instruments and a $586 thousand decrease in provision for repurchases.

The overall decrease in gain on sale of loans, net was primarily due to a 44% decrease in volumes as well as a decrease in gain on sale margins.  For the nine months ended September 30, 2017 we originated and sold $5.5 billion and $5.3 billion of loans, respectively, as compared to $9.8 billion and $9.3 billion of loans originated and sold, respectively, during the same period in 2016.  Margins decreased to approximately 214 bps for the nine months ended  September 30, 2017 as compared to 251 bps for the same period in 2016 due to margin compression across all three channels as a result of the increase in interest rates as compared to the first nine months of 2016 as well as an increase in competition for volume.

For the nine months ended September 30, 2017, servicing fees, net was $23.6 million compared to $8.7 million in the comparable 2016 period.  The increase in servicing fees, net was the result of the servicing portfolio increasing 122% to an average balance of $14.1 billion for the nine months ended September 30, 2017 as compared to an average balance of $6.4 billion for the nine months ended September 30, 2016.   The increase in the average balance of the servicing portfolio is a result of our efforts during the past year to retain servicing with fewer bulk sales of MSRs. We had $4.7 billion in servicing retained loan sales during the nine months ended September 30, 2017. Partially offsetting the increase was a bulk sale of NonQM MSRs totaling approximately $155.9 million in UPB.

For the nine months ended September 30, 2017, loss on MSRs, net was $18.2 million compared to $41.2 million in the comparable 2016 period. For the nine months ended September 30, 2017, we recorded a $20.0 million loss from a change in fair value of MSRs primarily the result of mark-to-market changes related to amortization as well as an  increase in prepayment speeds.  During the nine months ended September 30, 2017, we had a $90 thousand loss on sale of mortgage servicing rights related to refunds of premiums to investors for loan payoffs partially offset by recoveries of previously written off holdbacks associated with sales of servicing rights in previous periods.  Partially offsetting the loss was a $2.0 million increase in realized and unrealized gains from hedging instruments related to MSRs.

For the nine months ended September 30, 2017, other income was flat at $2.1 million compared to the comparable 2016 period.   The $52 thousand decrease in other income was due to a $674 thousand increase in interest expense related to the MSR financing facility entered into in February 2017,  partially offset by a $596 thousand increase in net interest spread between loans held-for-sale, finance receivables and their related warehouse borrowing expense as well as a $28 thousand increase in interest income on invested cash balances.

Personnel expense was $64.2 million for the nine months ended September 30, 2017, compared to $92.3 million for the comparable period of 2016.  The decrease is primarily related to a reduction in commission expense due to a decrease in loan originations as well as staff reductions made in the first quarter of 2017.  With the decline in origination volumes in the first quarter of 2017 we made staff reductions, of which the full impact of the reductions were not reflected until the second quarter. As a result, average headcount decreased 16% for the nine months ended September 30, 2017 as compared to the same period in 2016.

Business promotion was flat at $30.7 million for the nine months ended September 30, 2017 and the comparable period of 2016.  Our centralized call center purchases leads and promotes its business through radio and television advertisements.  During the first nine months of 2017, business promotion was flat due to efforts to increase NonQM and purchase money production with the reduction in refinance activity as a result of the increase in interest rates as compared to the first nine months of 2016.

General, administrative and other expenses decreased to $15.1 million for the nine months ended September 30, 2017, compared to $15.2 million for the same period in 2016.  The decrease was primarily related to a $693 thousand decrease in other general and administrative expenses and an $81 thousand decrease in legal and professional fees, partially offset by a $645 thousand increase in occupancy expense.

As part of the acquisition of CCM, we record accretion of the contingent consideration liability from the close of the transaction in March 2015 through the end of the earn-out period in December 2017, which increases the contingent consideration liability. The estimated contingent consideration liability is based on discounted cash flows which represent the time value of money of the liability during the earn-out period.  In the first nine months of 2017, accretion increased the contingent consideration liability by $1.9 million as compared to $5.2 million during the first nine months of 2016.  The decrease in accretion is due to the reduction of forecasted pre-tax earnings of CCM as a result of updated assumptions as well as a reduction in the estimated earn-out percentage as compared to 2016.  The accretion will continue to be a charge against earnings in future quarters until the end of the earn-out period in December 2017.

We recorded an $11.1 million change in fair value associated with a reduction in the contingent consideration liability for the nine months ended September 30, 2017 related to updated assumptions including current market conditions. The change in fair value of contingent consideration was primarily related to expected margin compression as well as a reduction in origination volume over the remaining earn-out period which ends in December 2017. The fair value of contingent consideration may change from quarter to quarter based upon actual experience and updated assumptions used to forecast pre-tax earnings for CCM.  The decrease in the contingent consideration liability resulted in an increase in earnings of $11.1 million for the nine months ended September 30, 2017.

Real Estate Services

	For the Three Months Ended September 30,
			Increase	%
	2017	2016	(Decrease)	Change
Real estate services fees, net	$1,355	$2,678	$(1,323)	(49)%
Personnel expense	(638)	(1,863)	1,225	66
General, administrative and other	(159)	(142)	(17)	(12)
Earnings before income taxes	$558	$673	$(115)	(17)%

For the three months ended September 30, 2017, real estate services fees, net were $1.4 million compared to $2.7 million in the comparable 2016 period. The $1.3 million decrease in real estate services fees, net was the result of a $1.0 million  decrease in loss mitigation fees, a $302 thousand decrease in real estate and recovery fees and a $22 thousand decrease in real estate services. The $1.3 million decrease was primarily the result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio as compared to 2016.

For the three months ended September 30, 2017, the $1.2 million reduction in personnel expense was due to a reduction in personnel and personnel related costs as a result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio as compared to 2016.

	For the Nine Months Ended September 30,
			Increase	%
	2017	2016	(Decrease)	Change
Real estate services fees, net	$4,492	$6,773	$(2,281)	(34)%
Personnel expense	(2,046)	(4,721)	2,675	57
General, administrative and other	(488)	(507)	19	4
Earnings before income taxes	$1,958	$1,545	$413	27%

For the nine months ended September 30, 2017, real estate services fees, net were $4.5 million compared to $6.8 million in the comparable 2016 period. The $2.3 million decrease in real estate services fees, net was the result of a $1.2 million decrease in real estate and recovery fees and a $1.1 million decrease in loss mitigation fees partially offset by a $75 thousand increase in real estate services. The $2.3 million decrease was primarily the result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio as compared to 2016.

For the nine months ended September 30, 2017, the $2.7 million reduction in personnel expense was due to a reduction in personnel and personnel related costs as a result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio as compared to 2016.

Long-Term Mortgage Portfolio

	For the Three Months Ended September 30,
			Increase	%
	2017	2016	(Decrease)	Change
Other revenue	$81	$71	$10	14%

Personnel expense	(3)	(3)	—	0%
General, administrative and other	(64)	(99)	35	35
Total expenses	(67)	(102)	35	34

Net interest income	919	1,495	(576)	(39)
Change in fair value of long-term debt	104	(8,641)	8,745	101
Change in fair value of net trust assets, including trust REO gains (losses)	(1,745)	1,071	(2,816)	(263)
Total other income (expense)	(722)	(6,075)	5,353	88
Loss before income taxes	$(708)	$(6,106)	$5,398	88%

For the three months ended September 30, 2017, net interest income totaled $919 thousand as compared to $1.5 million for the comparable 2016 period.  Net interest income decreased $576 thousand for the three months ended September 30, 2017 primarily attributable to a $596 thousand decrease in net interest spread on the long-term mortgage portfolio as compared to the previous period partially offset by a $19 thousand decrease in interest expense on the long-term debt.  The reduction in interest expense on the long-term debt was due to the aformentioned exchange of  trust preferred securities in May 2017, partially offset by an increase in three-month LIBOR as compared to the prior year.

Change in the fair value of long-term debt resulted in income of $104 thousand  for the three months ended September 30, 2017, compared to an $8.6 million loss for the comparable 2016 period. The decrease in the estimated fair value of long-term debt in the third quarter of 2017 was the result of a slight decrease in the forward LIBOR curve.

The change in fair value related to our net trust assets (residual interests in securitizations) was a loss of $1.7 million for the three months ended September 30, 2017.  The change in fair value of net trust assets, excluding REO was due to $4.5 million in losses from changes in fair value of securitized mortgage borrowings and securitized mortgage collateral primarily associated with an increase in LIBOR, partially offset by updated assumptions on certain later vintage trusts with improved performance. Additionally, the NRV of REO increased $2.7 million during the period attributed to lower expected loss severities on properties held in the long-term mortgage portfolio during the period.

	For the Nine Months Ended September 30,
			Increase	%
	2017	2016	(Decrease)	Change
Other revenue	$209	$183	$26	14%

Personnel expense	(11)	(14)	3	21%
General, administrative and other	(242)	(333)	91	27
Total expenses	(253)	(347)	94	27

Net interest income	2,752	4,259	(1,507)	(35)
Loss on extinguishment of debt	(1,265)	—	(1,265)	n/a
Change in fair value of long-term debt	(2,657)	(7,286)	4,629	64
Change in fair value of net trust assets, including trust REO gains (losses)	6,578	2,609	3,969	152
Total other income	5,408	(418)	5,826	1394
Earnings (loss) before income taxes	$5,364	$(582)	$5,946	1022%

For the nine months ended September 30, 2017, net interest income totaled $2.8 million as compared to $4.3 million for the comparable 2016 period.  Net interest income decreased $1.5 million for the nine months ended September 30, 2017 primarily attributable to a $1.2 million decrease in net interest spread on the long-term mortgage portfolio as well as a $305 thousand increase in interest expense on the long-term debt due to an increase in three-month LIBOR as compared to the prior year.

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

Change in the fair value of long-term debt resulted in an expense of $2.7 million for the nine months ended September 30, 2017, compared to a $7.3 million expense for the comparable 2016. The increase in the estimated fair value of long-term debt in 2017 was primarily the result of a decrease in the discount rate attributable to an improvement in our credit risk profile, financial condition as well as an increase in three-month LIBOR during 2017.

The change in fair value related to our net trust assets (residual interests in securitizations) was a gain of $6.6 million for the nine months ended September 30, 2017. The change in fair value of net trust assets, excluding REO was due to $1.9 million in losses from changes in fair value of securitized mortgage borrowings and securitized mortgage collateral primarily associated with updated loss assumptions and recoveries on a certain later vintage multifamily trust with improved performance. Additionally, the NRV of REO increased $8.5 million during the period as a result of lower expected loss severities on properties held in the long-term mortgage portfolio.

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

	For the Three Months Ended September 30,
			Increase	%
	2017	2016	(Decrease)	Change
Interest expense	$(480)	$(1,283)	803	63%
Other expenses	(4,250)	(426)	(3,824)	(898)
Net loss before income taxes	$(4,730)	$(1,709)	$(3,021)	(177)%

For the three months ended September 30, 2017, interest expense decreased to $480 thousand as compared to $1.3 million for the comparable 2016 period. The $803 thousand decrease in interest expense was primarily due an  $803 thousand reduction in interest expense related to the payoff of the Term Financing in February 2017.

For the three months ended September 30, 2017, other expenses increased to $4.3 million as compared to $426 thousand for the comparable 2016 period. The increase was primarily due to a reduction in allocated corporate expenses in other segments.  The corporate expenses also increased due to a $1.9 million increase in legal and professional fees associated with defending litigation, as discussed in Item 3 of the 2016 10-K and in Item 1 of Part II within this 10-Q,  a $306 thousand increase in personnel costs primarily associated with our increased investment in technology as well as a $211 thousand increase in healthcare costs.

	For the Nine Months Ended September 30,
			Increase	%
	2017	2016	(Decrease)	Change
Interest expense	$(1,758)	$(4,371)	2,613	60%
Other expenses	(11,863)	(3,551)	(8,312)	(234)
Net loss before income taxes	$(13,621)	$(7,922)	$(5,699)	(72)%

For the nine months ended September 30, 2017, interest expense decreased to $1.8 million as compared to $4.4 million for the comparable 2016 period. The $2.6 million decrease in interest expense was primarily due a $637 thousand reduction in interest expense related to the conversion of the original $20.0 million in Convertible Notes to common stock in January 2016 as well as a $1.9 million decrease in interest expense related to the payoff the Term Financing in February 2017.

For the nine months ended September 30, 2017, other expenses increased to $11.9 million as compared to $3.6 million for the comparable 2016 period. The increase was primarily due to an increase in corporate expenses of $4.0 million during the nine months ended September 30, 2017 as compared to the same period in 2016 and a reduction in allocated corporate expenses in other segments.  The increase in corporate expenses is due to a $1.4 million increase in personnel costs primarily associated with our increased investment in technology, a $786 thousand increase in healthcare costs as well as a $2.4 million increase in legal and professional fees associated with defending litigation, as discussed in Item 3 of the 2016 10-K and in Item 1 of Part II within this 10-Q.  Partially offsetting the increase was a $684 thousand decrease in data processing and equipment expense.

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

We used September 30, 2017 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitivity and assume instantaneous, parallel shifts in interest rate yield curves. Management uses sensitivity analysis, such as those summarized below, based on a hypothetical 25 basis point increase or decrease in interest rates, to monitor the risks associated with changes in interest rates. We believe the use of a 50 basis point shift up and down (100 basis point range) is appropriate given the relatively short time period that the mortgage loans pipeline is held on our balance sheet and exposed to interest rate risk (during the processing, underwriting and closing stages of the mortgage loans which can last up to approximately 60 days). We also actively manage our risk management strategy for our mortgage loans pipeline (through the use of economic hedges such as forward loan sale commitments and mandatory delivery commitments) and generally adjust our hedging position daily. In analyzing the interest rate risks associated with our MSRs, management also uses multiple sensitivity analyses (hypothetical 25 and 50 basis point increases and decreases) to review the interest rate risk associated with our MSRs.

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

The following table summarizes the estimated changes in the fair value of our mortgage pipeline, MSRs and related derivatives that are sensitive to interest rates as of September 30, 2017 given hypothetical instantaneous parallel shifts in the yield curve:

	Changes in Fair Value
	Down	Down	Up	Up
	50 bps	25 bps	25 bps	50 bps
Total mortgage pipeline (1)	(609)	(91)	(346)	(1,081)
Mortgage servicing rights (2)	(14,350)	(6,366)	5,061	8,888

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

ITEM 4:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) designed at a reasonable assurance level to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our CEO and CFO, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e). Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that, as September 30, 2017, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The legal matter updates summarized below are ongoing and may have an effect on the Company’s business and future financial condition and results of operations:

On April 30, 2012, a purported class action was filed entitled Marentes v. Impac Mortgage Holdings, Inc., alleging that certain loan modification activities of the Company constitute an unfair business practice, false advertising and marketing, and that the fees charged are improper. The complaint seeks unspecified damages, restitution, injunctive relief, attorney’s fees and prejudgment interest. Phase one of the trial for this matter has been continued, with the parties scheduled to return to court on November 29, 2017, for a status conference.

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

Please refer to IMH’s report on Form 10-K for the year ended December 31, 2016 and subsequent quarterly reports for a description of litigation and claims.

ITEM 1A:  RISK FACTORS

A decline in the unpaid principal balance of the servicing portfolio and the related estimated fair value of the MSRs could adversely affect our net earnings, financial condition, future servicing fees and our ability to borrow on the Company’s MSR financing facilities.

The servicing portfolio and the value of the related MSRs are sensitive to changes in prevailing interest rates:

•	a decrease in interest rates may increase prepayment speeds which may lead to (i) increased amortization expense; (ii) decrease in servicing fees; and (iii) decrease in the value of our MSRs;

•

an increase in interest rates, together with an increase in monthly payments when an adjustable mortgage loan’s interest rate adjusts upward from an initial fixed rate or a low introductory rate, may cause increased delinquency, default and foreclosure. Increased mortgage defaults and foreclosures may adversely affect our business as they increase our expenses and reduce the number of mortgages we service;

Our servicing portfolio is subject to “run off”, meaning that mortgage loans serviced by us may be prepaid prior to maturity or repaid through standard amortization of principal. As a result, our ability to maintain the size of our servicing portfolio depends on our ability to retain the right to service the existing residential mortgages or to originate additional mortgages.  Significant “run off” could result in decreasing the estimated value of the MSRs, which could have an adverse impact our net earnings.

Our MSR financing facilities generally allow us to borrow up 55% of the estimated fair value of MSRs.  A decline in value of the MSRs could limit our ability to borrow on these facilities.  Limitations on borrowings on these financing facilities imposed by the amount of eligible collateral pledged could affect the borrowing capacity of the facility, which could have an adverse impact on our financial condition.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:  MINE SAFETY DISCLOSURES

None.

ITEM 5:  OTHER INFORMATION

None.

ITEM 6: EXHIBITS

(a)	Exhibits:
10.1	2010 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2017).
10.2

Line of Credit Promissory Note with Merchants Bank of Indiana, dated August 17, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2017).

10.3

Security Agreement executed by Impac Mortgage Corp. in favor of Merchants Bank of Indiana, dated August 17, 2017  (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2017).

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
101

The following materials from Impac Mortgage Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Cash Flows, and (4) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

November 9, 2017