Form 10-K
period 2017-12-31
IMPAC MORTGAGE HOLDINGS INC
filed 2018-03-16
CIK 1000298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017 or

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

Large accelerated filer ☐ Emerging growth company ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b‑2) Yes ☐ No ☒

As of June 30, 2017, the aggregate market value of the voting stock held by non‑affiliates of the registrant was approximately $162.0 million, based on the closing sales price of common stock on the NYSE MKT on June 30, 2017. For purposes of the calculation only, all directors and executive officers and beneficial holders of more than 10% of the stock of the registrant have been deemed affiliates. There were 20,952,679  shares of common stock outstanding as of March 1, 2018.

IMPAC MORTGAGE HOLDINGS, INC.

2017 FORM 10‑K ANNUAL REPORT

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

Forward‑Looking Statements

This report on Form 10‑K contains certain forward‑looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward‑looking statements, some of which are based on various assumptions and events that are beyond our control, may be identified by reference to a future period or periods or by the use of forward‑looking terminology, such as “may,” “will,” “believe,” “expect,” “likely,” “should,” “could,” “seem to,” “anticipate,” “plan,” “intend,” “project,” “assume,” or similar terms or variations on those terms or the negative of those terms. The forward‑looking statements are based on current management expectations. Actual results may differ materially as a result of several factors, including, but not limited to the following: inability to increase origination volume and successfully use our CCM marketing platform to expand the volume of our loan products; successful development, marketing, sale and financing of new and existing financial products, including expansion of non‑Qualified Mortgage originations and conventional and government loan programs; legal and other risks related to new financial products, origination channels, geographic footprint and revenue streams; ability to successfully diversify our financial products; ability to increase origination of purchase money loans; volatility in the mortgage and consumer financial industry; interest rate fluctuations and margin compression; our ability to manage personnel expenses in relation to mortgage production levels; our ability to successfully use warehousing capacity; increased competition in the mortgage lending industry by larger or more efficient companies; issues and system risks related to our technology; ability to successfully create cost and product efficiencies through new technology; more than expected increases in default rates or loss severities and mortgage related losses; ability to obtain additional financing, through lending and repurchase facilities, debt or equity funding, strategic relationships or otherwise; the terms of any financing, whether debt or equity, that we do obtain and our expected use of proceeds from any financing; increase in loan repurchase requests and ability to adequately settle repurchase obligations; failure to create brand awareness; the outcome, including any settlements, of litigation or regulatory actions pending against us or other legal contingencies; and our compliance with applicable local, state and federal laws and regulations and other general market and economic conditions.

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

Our Company

We are an established nationwide independent residential mortgage lender. We were founded in 1995 by certain members of our current management team, who have extensive experience and an established track record of operating our Company through multiple market cycles. We originate, sell and service residential mortgage loans. We primarily originate conventional mortgage loans eligible for sale to U.S. government‑sponsored enterprises, or GSEs, including Fannie Mae, Freddie Mac (conventional loans), and government‑insured mortgage loans eligible for government securities issued through Ginnie Mae (government loans).

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

Mortgage Lending

We are focused on expanding our mortgage lending platform which provides conventional and government‑insured mortgage loans as well as providing innovative products to meet the needs of borrowers not met by traditional conventional and government products. Our mortgage lending operation generates origination and processing fees, net of origination costs, at the time of origination as well as gains or unexpected losses when the loans are sold to third party investors, including the GSEs and Ginnie Mae. We retain mortgage servicing rights from the sale of mortgage loans and earn servicing fees, net of sub‑servicer costs, from our mortgage servicing portfolio. From time to time, we sell mortgage servicing rights from our servicing portfolio.

We also provide non-qualified mortgages (NonQM) which are generally loans that do not meet the qualified mortgage (QM) guidelines set out by the Consumer Financial Protection Bureau (CFPB).  We believe there is an underserved mortgage market for borrowers with good credit who may not meet the NonQM guidelines for example self-employed borrowers. During 2014, we rolled out and began originating NonQM loans. As the demand by consumers for the NonQM product grows we expect the investor appetite will increase for the NonQM mortgages. A NonQM borrower is generally less sensitive to interest rates and generally does not have the same income documentation that a conforming loan borrower does, nonetheless the borrower is still required to meet the “ability to repay” guidelines.

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

The following table presents selected data from our mortgage lending operations for the years ended December 31, 2017, 2016 and 2015:

(in millions)	2017	2016	2015
Originations	$7,111.7	$12,924.2	$9,259.0
Servicing Portfolio	16,330.1	12,351.5	3,570.7
Mortgage servicing rights	154.4	131.5	36.4
Servicing fees, net	31.9	13.7	6.1

Our origination volumes decreased 45% in 2017 to $7.1 billion as compared to $12.9 billion in 2016 and $9.3 billion in 2015. Of the $7.1  billion in total originations in 2017, approximately $4.6 billion, or 65%, was originated through the retail channel. In contrast, during 2016, our retail originations contributed 75% to our total origination volume. The decline in originations was the result of higher interest rates throughout 2017 as compared to the historically low interest rate environment during the previous years, causing a sharp drop in refinance volume.

Our mortgage servicing portfolio increased in 2017 primarily due to servicing‑retained sales of conforming GSE‑eligible loans and government‑insured loans eligible for Ginnie Mae securities, net of bulk sales of mortgage servicing rights. In 2017, we had servicing retained loan sales of $4.2 billion of conforming GSE‑eligible loans and issued $1.9 billion of government securities through Ginnie Mae on a servicing retained basis as well as a purchase of approximately $570.0 million in unpaid principal balance (UPB) of mortgage servicing rights (MSR).

Each of our three origination channels, Retail, Wholesale and Correspondent, produces similar mortgage loan products and applies similar underwriting standards.

	For the year ended December 31,
(in millions)	2017	%	2016	%	2015	%
Originations by Channel:
Retail	$4,611.5	65%	$9,670.1	75%	$5,571.8	60%
Correspondent	1,420.4	20	1,919.9	15	2,238.0	24
Wholesale	1,079.8	15	1,334.2	10	1,449.2	16
Total originations	$7,111.7	100%	$12,924.2	100%	$9,259.0	100%

Retail—Our retail channel today consists of our consumer direct call center CCM, a leading originator based in Orange, California, which utilizes a high‑volume, rapid turn time funding model with a focus on providing exceptional customer service. The acquisition of CCM’s residential lending platform in 2015 added a centralized retail call center to IMC’s current business‑to‑business origination channels and provides additional capacity to process increased origination volumes of expanded products including our NonQM loan programs and government insured Ginnie Mae programs, while profitably creating servicing assets for IMC.

When loans are originated on a retail basis, the origination documentation is completed inclusive of customer disclosures and other aspects of the lending process and funding of the transaction is completed internally. Our call center representatives contact borrowers through either inbound or outbound marketing campaigns sourced from purchase‑money and refinance mortgage leads, including leads sourced from customer referrals and retention of customers in the servicing portfolio that are seeking to refinance or purchase a property. For the year ended December 31, 2017, we closed $4.6 billion of loans in this origination channel, which equaled 65% of total originations, as compared to $9.7 billion or 75% of total originations during 2016.

Wholesale—In a wholesale transaction, our account executives work directly with mortgage brokers who originate and document loans for delivery to our operational center where we underwrite and fund the mortgage loan. Each loan is underwritten to our underwriting standards and, if approved, the borrower is sent new disclosures under our name and the loan is funded in the name of Impac Mortgage.

Prior to accepting loans from mortgage brokers, each mortgage broker is required to meet our guidelines for minimum experience, credit score and net worth. We also obtain a third‑party due diligence report for each prospective broker that verifies licensing and provides information on any industry sanctions that might exist. In addition, each mortgage broker is required to sign our broker agreement that contains certain representations and warranties from the brokers. For the year ended December 31, 2017, we closed loans totaling $1.1 billion in this origination channel, which equaled 15% of total originations, as compared to $1.3 billion or 10% of total originations during 2016.

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

In our correspondent channel, the correspondent seller originates and closes the loan. After the loan is originated, the correspondent seller provides the needed documentation and information to us to review and determine if it meets our underwriting guidelines. The loan is acquired by us only after we approve it for purchase. We focus on customer service for our clients by facilitating prompt review by our due diligence team, providing bid pricing on both newly originated and seasoned portfolios, enabling clients to deliver one loan at a time on a flow basis and providing clients with expedited funding timelines. We purchase conventional loans eligible for sale to the GSEs and government‑insured loans eligible for Ginnie Mae securities. For the year ended December 31, 2017, we closed loans totaling $1.4 billion in the correspondent origination channel, which equaled 20% of total originations, compared to $1.9 billion or 15% of total originations during 2016.

Since 2011, we have provided loans to customers predominantly in the Western U.S. with California, Washington and Arizona comprising 77.8% of originations in 2017. Currently, we provide nationwide lending with our retail call center and correspondent sellers and mortgage brokers.

Loan Types

Our loan products primarily include conventional loans eligible for sale to Fannie Mae and Freddie Mac and loans eligible for government insurance by FHA, Veteran’s Administration (VA) and U.S. Department of Agriculture (USDA) and also NonQM. The FHA, VA and USDA loans are government-insured loans eligible for Ginnie Mae securities issuance. We have enhanced our product offering to include more loan products less sensitive to changing interest rates, including FHA 203(k), a home improvement loan that provides the borrower funds to make renovations, intermediate Adjustable Rate Mortgages and GSE and government‑insured loan programs such as Home Affordable Refinance Program (HARP) loans which help timely paying borrowers to refinance into a loan with a lower interest rate despite the loan balance being greater than the estimated fair value of their home. We believe that these loan products will prepay at a slower rate as compared to other products. By retaining these loan products in our servicing portfolio, we expect to maintain a less volatile mortgage servicing portfolio.

We have established strict lending guidelines, including determining the prospective borrowers’ ability to repay the mortgage, which we believe will keep delinquencies and foreclosures at acceptable levels. We continue to refine our guidelines to expand our reach to the underserved market of credit worthy borrowers who can fully document and substantiate an ability to repay mortgage loans, but unable to obtain financing through traditional programs (QM loans), for example self-employed borrowers.  In 2016, we rebranded our NonQM loan programs as “The Intelligent NonQM Mortgage”, to better communicate our NonQM loan value proposition to consumers, brokers, sellers and investors.  In conjunction with establishing strict lending guidelines, we have also established investor relationships which provide us with an exit strategy for these nonconforming loans.    In 2017, our NonQM origination volume was $891.2 million with an average Fair Isaac Company credit score (FICO) of 723 and a weighted average loan to value ratio (LTV) of 64%.

The following table indicates the breakdown of our originations by loan type for the periods indicated:

	For the year ended December 31,
(in millions)	2017	2016	2015
Originations by Loan Type:
Government-insured	$1,991.4	$1,721.1	$1,805.5
Conventional	4,229.1	10,907.8	7,270.8
NonQM	891.2	289.6	132.4
Other	—	5.7	50.3
Total originations	$7,111.7	$12,924.2	$9,259.0

Loan Sales—Selling Loans to GSEs, Issuing Ginnie Mae Securities and Selling Loans on a Whole Loan Basis

We sell the mortgage loans to the secondary market, including sales to the GSEs and issuing securities through Ginnie Mae. We primarily sell loans on a servicing‑retained basis where the loan is sold to an investor such as Fannie Mae, and we retain the right to service that loan, called mortgage servicing rights, or MSRs. We securitize government-insured loans by issuing Ginnie Mae securities through a process whereby a pool of loans is transferred to Ginnie Mae as collateral for a government mortgage‑backed security. To a lesser extent, we sell our residential mortgage loans on a whole loan basis where the investor also acquires the servicing rights.

The following table indicates the breakdown of our loan sales to GSEs, issuance of Ginnie Mae securities and loans sold to investors on a whole loan basis for the periods as indicated:

	For the year ended
	December 31,
(in millions)	2017	2016	2015
Fannie Mae	$2,052.4	$6,212.1	$5,434.3
Freddie Mac	2,149.7	4,693.2	1,793.0
Ginnie Mae	1,879.0	1,682.5	1,770.6
Total servicing retained sales	6,081.1	12,587.8	8,997.9
Other (servicing released)	854.9	255.1	173.5
Total loan sales	$6,936.0	$12,842.9	$9,171.4

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

During 2017, the mortgage servicing portfolio increased to $16.3 billion as of December 31, 2017 from $12.4 billion at the end of 2016, generating net servicing income of $31.9 million and $13.7 million, in 2017 and 2016, respectively. We also sell mortgage servicing rights to fund the expansion of origination volumes resulting in a decrease in our mortgage servicing portfolio. We may continue to monetize mortgage servicing rights as needed in the future. Furthermore, the value of mortgage servicing rights are affected by increases and decreases in mortgage interest rates. Therefore, volatility in mortgage rates generally causes volatility in the value of mortgage servicing rights.

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

Real Estate Services

In 2008, we established our Real Estate Services segment to provide solutions to the distressed mortgage and real estate markets.  We provide loss mitigation and real estate services primarily on our own long‑term mortgage portfolio, including default surveillance, loan modification services, short sale services (where a lender agrees to take less than the balance owed from the borrower), real estate owned (REO) surveillance and disposition services and monitoring, reconciling and reporting services for residential and multifamily mortgage portfolios. The activities and related revenues have declined in recent years, and we expect these revenues to gradually decline over time as our long‑term mortgage portfolio declines.  These operations are conducted by IMC.

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

Historically, we securitized mortgage loans in the form of collateralized mortgage obligations, or CMOs, which were consolidated and accounted for as secured borrowings for financial statement purposes. Securitized mortgages in the form of real estate mortgage investment conduits, or REMICs, were either consolidated or unconsolidated depending on the design of the securitization structure. We consolidated the variable interest entity, or VIE, as the primary beneficiary of the sole residual interest in each securitization trust where we also performed the master servicing. Amounts consolidated were included in trust assets and liabilities as securitized mortgage collateral, real estate owned, derivative assets, securitized mortgage borrowings and derivative liabilities in the accompanying consolidated balance sheets. At December 31, 2017, our residual interests in securitizations (represented by the difference between total trust assets and total trust liabilities) increased to $17.3 million, compared to $15.7 million at December 31, 2016.

Since 2007, we have not added any mortgage loans to our long‑term mortgage portfolio.

For additional information regarding the long‑term mortgage portfolio refer to Item 7. “Management’s Discussion and Analysis of Financial Condition,” and Note 10. “Securitized Mortgage Trusts” in the notes to the consolidated financial statements.

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

Master servicing fees are generally 0.03% per annum on the collected unpaid principal balance of the mortgages serviced. As a master servicer, we also earn income or incur expense on principal and interest payments received from borrowers until those payments are remitted to the investors of those mortgages. Fees from the master servicing portfolio have declined significantly due to a decrease in principal balances since the end of 2008, which in turn affects the amount we earn on balances held in custodial accounts. At December 31, 2017, we were the master servicer for approximately 19,100 mortgages with an UPB of approximately $4.9 billion of which $1.1 billion of those loans were 60 or more days delinquent. At December 31, 2017, we were also the master servicer for unconsolidated securitizations (included in the total master servicing portfolio above) totaling approximately $578 million in unpaid principal balance of which $235 million of those loans were 60 or more days delinquent. Fees earned from master servicing are separate from those earned from mortgage servicing which are generated from servicing rights from new originations since 2011.

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

•	the Real Estate Settlement Procedures Act (known as RESPA) and Regulation X, promulgated thereunder, outlaws kickbacks that increase the cost of settlement services;
•	the Home Mortgage Disclosure Act, which requires the reporting of public loan data;
•	the Telephone Consumer Protection Act and the Can Spam Act, which regulate commercial solicitations via telephone, fax, and the Internet;
•	the Depository Institutions Deregulation and Monetary Control Act of 1980, which preempts certain state usury laws;
•	the Alternative Mortgage Transaction Parity Act of 1982, which preempts certain state lending laws which regulate alternative mortgage transactions;
•	the Fair Debt Collection Practices Act, which prohibits unfair debt collection practices; and
•	the Secure and Fair Enforcement for Mortgage Licensing Act of 2008, which establishes national minimum standards for mortgage licensees.

In addition, the Dodd‑Frank Wall Street Reform and Consumer Protection Act is a sweeping overhaul of the financial regulatory system. The Dodd‑Frank Act increased regulation of the mortgage industry, including: generally prohibiting lenders from making residential mortgage loans unless a good faith determination is made of a borrower’s creditworthiness based on verified and documented information; requiring the CFPB to enact regulations to help assure that consumers are provided with timely and understandable information about residential mortgage loans that protect them against unfair, deceptive and abusive practices; and requiring federal regulators to establish minimum national underwriting guidelines for residential mortgages that lenders will be allowed to securitize without retaining any of the loans’ default risk.

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

Employees

As of December 31, 2017 and 2016, we had a total of 588 and 714 employees, respectively. Management believes that relations with our employees are good. We are not a party to any collective bargaining agreements.

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

We believe that a key driver of growth of our profitability will be increasing the profitability of our mortgage lending operations. Our success is dependent on many factors such as the documentation and data capture technology, increasing our loan origination operational capacities, increasing our mortgage origination efficiencies, attracting qualified employees, ability to maintain our approvals with Fannie Mae, Freddie Mac, Ginnie Mae and other investors, ability to increase our mortgage servicing portfolio, the ability to obtain adequate warehouse borrowing capacity, the ability to adequately maintain loan quality and manage the risk of losses from repurchases, the changing regulatory environment for mortgage lending and the ability to fund our originations.

If we are unable to generate sufficient net earnings from our mortgage lending operations and real estate services and cash flows from our mortgage portfolio, we may be unable to satisfy our future operating costs and liabilities, including repayment of our debt obligations.

A decline in the unpaid principal balance of the servicing portfolio and the related estimated fair value of the MSRs could adversely affect our net earnings, financial condition, future servicing fees and our ability to borrow on our MSR financing facilities.

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

Our MSR financing facilities generally allow us to borrow up to 55% of the estimated fair value of MSRs.  A decline in value of the MSRs could limit our ability to borrow on these facilities.  Limitations on borrowings on these financing facilities imposed by the amount of eligible collateral pledged could affect the borrowing capacity of the facility, which could have an adverse impact on our financial condition.

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

Volatility in the real estate market, as well as inflation, energy costs, mortgage compliance, geopolitical issues and the availability and cost of credit, may contribute to increased volatility and diminished expectations for the mortgage markets. The mortgage market has been severely affected by changes in the lending landscape. Previous unprecedented disruptions and deterioration of the mortgage market have had, and may continue to have, an adverse effect on our results of operations and financial condition.

As a result of higher interest rates, a decline in refinancing transactions, current economic conditions, the mortgage regulatory environment and other factors it is projected by some mortgage organizations that mortgage originations during 2018 may be at lower volumes than 2017. As a result we may experience reduced volumes and reduced income unless we are able to garner a greater market share of originations or sufficiently reduce costs. In addition, volatility in mortgage interest rates could cause volatility in the value of our mortgage servicing rights, resulting in volatile or adverse financial results.

If we are unable to satisfy our debt obligations or to meet or maintain the necessary financial covenant requirements with lenders or satisfy, or obtain waivers from, the continuing covenants, this could have a material adverse effect on our financial condition and results of operations.

We have significant debt obligations including:

•	$25.0 million Convertible Promissory Notes due May 2020;

•	$70.0 million revolving debt facilities secured by MSRs of which $35.1 million was outstanding at December 31, 2017;

•	Junior Subordinated Notes with an outstanding principal balance of $62.0 million at December 31, 2017; and

•	Warehouse facilities with third‑party lenders which are secured by and used to fund residential mortgage loans until such loans are sold.

Our ability to make scheduled payments on our debt obligations depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt. If we are unable to generate cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be unfavorable to us or highly dilutive, any of which may be material to the holders of our common stock. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could have a material adverse effect on our financial condition and results of operations. Additionally, if we are unable to sell loans timely to repay the warehouse lenders prior to required curtailments, our liquidity may be adversely affected.

Furthermore, our credit and warehouse facilities contain covenants, including requirements to maintain a certain minimum net worth, liquidity, litigation judgment thresholds, debt ratios, profitability levels and other customary debt covenants. A breach of the covenants can result in an event of default under these facilities and as such allows the lender to pursue certain remedies, which may constitute a cross default under other agreements.

Our principal stockholders beneficially own a large portion of our stock, and accordingly, may have control over stockholder matters and sales may adversely affect the market price of our common stock.

As of February 28, 2018, Todd M. Pickup and Richard H. Pickup and their respective affiliates beneficially owned approximately 16.1% and 26.8%, respectively, of our outstanding common stock. Their beneficial ownership includes 465,116 shares and 639,535 shares of our common stock that Todd Pickup and Richard Pickup, respectively, has the right to acquire at any time by converting the outstanding principal balance of Convertible Notes Due 2020, at the initial conversion price of $21.50 per share. As of February 28, 2018,

Thomas B. Akin and his respective affiliate beneficially owned approximately 13.3% of our outstanding common stock. These stockholders could exercise significant influence over our Company. Such ownership may have the effect of control over substantially all matters requiring stockholder approval, including the election of directors. Furthermore, such ownership and control may have the effect of delaying or preventing a change in control of our Company, impeding a merger, consolidation, takeover or other business combination involving our Company or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our Company. We do not expect that these stockholders will vote together as a group. In addition, sales of significant amounts of shares held by these stockholders, or the prospect of these sales, could adversely affect the market price of our common stock.

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

Historically, we have completed material acquisitions and may in the future look for opportunities to grow our business through acquisitions of businesses and assets. The performance of the businesses and assets we acquire through acquisitions may not match the historical performance of our other assets. Nor can we assure you that the businesses and assets we may acquire will perform at levels meeting our expectations. We may find that we overpaid for the acquired business or assets or that the economic conditions underlying our acquisition decision have changed. It may also take several quarters or longer for us to fully integrate newly acquired business and assets into our business, during which period our results of operations and financial condition may be negatively affected. Further, certain one-time expenses associated with such acquisitions may have a negative impact on our results of operations and financial condition. We cannot assure you that acquisitions will not adversely affect our results of operations and financial condition. The risks associated with acquisitions include, among others:

•	unanticipated issues in integrating information, communications and other systems;
•	unanticipated incompatibility in lending, purchasing, logistics, marketing and administration methods;
•	direct and indirect costs and liabilities;
•	not retaining key employees;
•	the diversion of management’s attention from ongoing business concerns;
•	compliance and regulatory scrutiny; and
•	goodwill impairment.

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

Further, acquisition prices can fluctuate with market conditions. We have experienced times during which acquisitions could not be made in specific markets at prices that we considered to be acceptable, and we expect that we will experience this condition in the future. In addition, in order to finance an acquisition we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or we could raise additional equity capital, which could dilute the interests of our existing shareholders.

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

As required by accounting rules, we review our goodwill for impairment at least annually as of December 31 or more frequently if facts and circumstances indicate that it is more likely than not that the fair value of a reporting unit that has goodwill is less than its carrying value. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill might not be recoverable include declines in our profitability, a significant decline in projections of future cash flows and lower future growth rates in our industry. As of December 31, 2017,  we had approximately $104.6 million of goodwill and $21.6 million of intangible assets, which could be subject to impairment in future periods.

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Significant judgment is required in determining our provision for income taxes. We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. If we are unable to generate sufficient future taxable income, if there is a material change in the actual effective tax rates, if there is a change to the time period within which the underlying temporary differences become taxable or deductible, then we could be required to increase our valuation allowance against our deferred tax assets, which could result in a material increase in our tax rate and an adverse impact on future operating results. As a result of a reduction in projected future utilization and the recent change in tax rates, we recorded a $17.8 million decrease in our deferred tax assets.  Our deferred tax assets, net of valuation allowances, totaled approximately $6.6 million at December 31, 2017.

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

We are subject to federal, state and local laws and regulations related to the mortgage industry that generally regulate interest rates and other charges, require certain disclosures, and require applicable licensing. In addition, other state and local laws, public policy and general principles of equity relating to the protection of consumers, unfair and deceptive practices and debt collection practices may apply to the origination, servicing and collection of our loans. Violations of certain provisions of these federal and state laws and regulations may limit our ability to collect all or part of the principal of or interest on the loans and in addition could subject us to damages, could result in the mortgagors rescinding the loans whether held by us or subsequent holders of the loans, or could cause us to repurchase the loan and thereby suffer a loss on the transaction. In addition, such violations could subject us to fines and penalties imposed by state and federal regulators and cause us to be in default under our credit and repurchase lines and could result in the loss of licenses held by us.

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

During 2017, our common stock reached an intra‑day high sales price of $17.40 on May 10, 2017, and an intra‑day low sales price of $9.92 on December 27, 2017.   As of March 1, 2018, our stock price closed at $9.43 per share. In addition, significant price and volume fluctuations in the stock market have particularly affected the market prices for the securities of mortgage companies such as ours. Furthermore, general conditions in the mortgage industry may adversely affect the market price of our securities. These broad market fluctuations have adversely affected and may continue to adversely affect the market price of our securities. If our results of operations fail to meet the expectations of security analysts or investors in a future quarter, the market price of our securities could also be materially adversely affected and we may experience difficulty in raising capital.

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

Loss of our approvals with, or the potential limitation or wind‑down of, the role Ginnie Mae, Fannie Mae and Freddie Mac play in the residential mortgage‑backed security (MBS) market could adversely affect our business, operations and financial condition.

We originate loans eligible for sale to Fannie Mae, Freddie Mac, government insured or guaranteed loans, such as FHA, VA and USDA loans, and loans eligible for Ginnie Mae securities issuance. We also service loans sold to the GSEs and other investors. We believe that having the ability to both sell loans directly to these agencies and issue Ginnie Mae securities gives us an advantage in the overall mortgage origination market. The government may limit over time the role of the GSEs in guaranteeing mortgages and purchasing mortgage loans, as well as proposals to implement reforms relating to borrowers, lenders, and investors in the mortgage market, including reducing the maximum size of a loan that the GSEs can purchase, phasing‑in a minimum down payment requirement for borrowers, changing underwriting standards, and increasing accountability and transparency in the securitization process. The GSEs may also limit the amount of loans a company can sell to them based upon the company’s net worth or the performance of loans sold to them. This could negatively impact our financial condition, net earnings and growth.

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

The extent and timing of any regulatory reform regarding the GSEs and the home mortgage market, as well as any effect on Impac’s business operations and financial results, are uncertain. If the agencies cease to exist, wind down, or otherwise significantly change their business operations or if we lose our approved seller/servicer status with the GSEs, the GSE’s limit the amount of loans we can sell to them, or we otherwise are unable to sell loans to them there could be a material adverse effect on our mortgage lending operations, financial condition, results of operations and cash flows.

Our product offering may expose us to a higher risk of delinquencies, regulatory risks, foreclosures and losses adversely affecting our earnings and financial condition.

We originate and acquire various types of residential mortgage products, which include NonQM and non-conforming loan products.  Unlike Qualified Mortgages, NonQM loans do not benefit from a presumption that the borrower has the ability to repay the loan. We understand that these types of products may be relatively new in today’s marketplace and while we have taken great steps to try and mitigate any exposure and insure that we have made a reasonable determination that the borrowers will have the ability to repay the loan, this type of product does have increased risk and exposure to litigation and claims of borrowers. If, however, we were to make a loan as to which we did not satisfy the regulatory standards for ascertaining the borrower’s ability to repay the loan, the consequences could include giving the borrower a defense to repayment of the loan, which may prevent us from collecting interest and principal on that loan.

These are mortgages that generally did not qualify for purchase by government‑sponsored agencies such as Fannie Mae and Freddie Mac. Credit risks associated with all these mortgages may be greater than those associated with conforming mortgages. Mortgages made to these borrowers may entail a higher risk of delinquency and higher losses than mortgages made to borrowers who utilize conventional mortgage sources. Delinquency, foreclosures and losses generally increase during economic slowdowns or recessions. The actual risk of delinquencies, foreclosures and losses on mortgages made to these borrowers may be higher under current economic conditions than those in the past. Additionally, the combination of different underwriting criteria and higher rates of interest leads to greater risk, including higher prepayment rates and higher delinquency rates and /or credit losses. These also include loans that are interest only. If there is a decline in real estate values, as previously seen, borrowers may default on these types of loans since they have not reduced their principal balances, which, therefore, could exceed the value of their property. In addition, a reduction in property values would also cause an increase in the loan‑to‑value (LTV) ratio for that loan which could have the effect of reducing the value of the property collateralized by that loan, reducing the borrowers’ equity in their homes to a level that would increase the risk of default. If we have sold the loan or the servicing of the loan, this may violate the representations and warranties we made in such a sale and impose upon us an obligation to repurchase the loan. In addition, if we expand our products beyond residential mortgages to other types of consumer lending products, we may encounter additional risks associated with these products.

A failure in or breach of our technology infrastructure, or the systems operated by our third‑party service providers, to protect confidential information of borrowers could damage our reputation and substantially harm our business.

We, or our third party service providers, maintain certain confidential information relating to our borrowers for mortgage loans. If the information is maintained electronically, we rely on encryption and authentication technology licensed from third parties to affect secure transmission of confidential information, including personal information and credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect customer transaction data. We may also be vulnerable to computer viruses, break‑ins and similar disruptions from unauthorized tampering with our computer systems, which could lead to loss of critical data or the unauthorized disclosure of confidential borrower data. The possession and use of personal information in conducting our business subjects us to legislative and regulatory burdens that may require notification to customers of a security breach, restrict our use of personal information and hinder our ability to operate our mortgage lending business. A failure in or breach of the security of our information systems, or those of our service providers, could result in damage to our reputation and harm our business.

Our ability to utilize our net operating losses and certain other tax attributes may be limited.

At the end of our 2017 taxable year, we had federal and California net operating loss (NOL) carry‑forwards of approximately $619.9 million and $431.0 million, respectively. Federal NOLs begin to expire in 2027 and California NOLs begin to expire in 2028.  We may not generate sufficient taxable income in future periods to be able to realize fully the tax benefits of our NOL carry‑forwards. Although, under existing tax rules, we are generally allowed to use those NOL carry‑forwards to offset taxable income in subsequent taxable years, our ability to use those NOL carry‑forwards to offset income may be severely limited to the extent that we experience an ownership change within the meaning of Section 382 of the Internal Revenue Code. These provisions could also limit our ability to deduct certain losses (built‑in losses) we recognize after an ownership change with respect to assets we own at the time of the ownership change. In general, an ownership change, as defined by Section 382, results from transactions increasing ownership of certain stockholders or public groups in our stock by more than 50% over a three‑year period. In addition, the generation of taxable income from cancellation of debt may further reduce the NOL. Any limitation on our NOL carry‑forwards that could be used to offset taxable income would adversely affect our liquidity and cash flow, as and when we become profitable. In 2013, we enacted a NOL rights plan, approved by stockholders, which is designed to mitigate the risk of losing net operating loss carry‑forwards and certain other tax attributes from being limited in reducing future income taxes.    On July 19, 2016, our stockholders approved an amendment to our Rights Plan extending the expiration date to September 2, 2019. An NOL rights plan does not prevent a change of control transaction but instead strongly discourages it.

We may become, and in some cases are, a defendant in lawsuits, some of which may be class action matters, and we may not prevail in these matters; We recently received an adverse ruling which may have a material adverse effect on our financial condition or results of operations.

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

We are subject to a purported class action lawsuit relating to our Series B Preferred Stock in which holders are seeking cumulative dividends, unpaid dividends, certain restrictions on our actions, including the ability to pay common stock dividends, and the election of two directors by the preferred holders. In December 2017, we received an unfavorable court ruling that the rights, preferences and terms of the Series B Preferred Stock prior to the 2009 closing of the tender offer and consent solicitation remain in effect, that the 2009 amendments were ineffective, and the 2004 rights remain in effect.  We intend to appeal the decision.  If not reversed, the decision affects the rights of the Series B holders to receive, when and as authorized by the Board of Directors, cumulative preferential cash dividends at a rate of 9.375% of the $25.00 liquidation preference per annum (equivalent to a fixed annual amount of $2.34375 per shares) payable on a quarterly basis.   Further, plaintiffs have presented post-decision arguments that Impac is required to pay three quarters of dividends to Series B stockholders and to accrue all unpaid dividends.  In addition, under the Series B Preferred Stock terms prior to the 2009 amendments, whenever dividends are in arrears for six or more quarters, whether or not consecutive, the Series B Preferred Stock will be entitled to call a special meeting for the election of two additional directors. The 2004 rights also provide for certain other voting rights prior to amendment of any provisions of our charter so as to materially and adversely affect the Series B Preferred Stock,  or approve a merger or similar transaction unless the Series B Preferred Stock remain outstanding and materially unchanged.  We would also be prohibited from paying any dividend on our common stock until dividends on the Series B Preferred Stock are paid in full.  Appeal of the court ruling will continue the cost and expense related to defending this lawsuit and diversion of our management’s efforts and attention from ordinary business operations in order to address the claims.  This court ruling and the possible judgment may have a material adverse effect on our financial condition or results of operations.

Issuances of additional shares of our common stock may adversely affect its market price and significantly dilute stockholders.

In order to support our business objectives, we may raise capital through the sale of equity or convertible securities. In April 2017, we sold 4,423,381 shares of common stock in a registered direct offering and during 2016 we sold 3,450,000 shares of common stock in a public offering as well as issued an aggregate of 361,429 shares pursuant to an “At-the Market” offering.  The issuance or sale, or the proposed sale, of substantial amounts of our common stock in the public market could materially adversely affect the market price of our common stock or other outstanding securities. We do not know the actual or perceived effect of these issuances, the timing of any offerings or issuances of securities, the potential dilution of the book value or earnings per share of our securities then outstanding and the effect on the market price of our securities then outstanding.

We do not expect to pay dividends in the foreseeable future and we may be restricted in paying dividends on our common stock.

We do not anticipate paying any dividends on our common stock in the foreseeable future as we intend to retain any future earnings for funding growth. In addition, our existing and any future warehouse facilities may contain covenants prohibiting dividend payments upon an occurrence of a default or otherwise. Furthermore, if we do not succeed in appealing and reversing an adverse judgment on the purposed class action relating to our Series B Preferred stock and we are required to pay dividends on the Series B Preferred  stock, we will be prohibited from paying dividends on our common stock until such preferred stock dividends are paid. As a result, you should not rely on an investment in our stock if you require dividend income. Capital appreciation, if any, of our stock may be your sole source of gain for the foreseeable future.

Representations and warranties made by us in our loan sales, servicing rights sales and securitizations may subject us to liability.

In connection with our loan and/or servicing rights sales to third parties and our prior securitizations, we transferred mortgages and/or servicing rights to third parties or, to a lesser extent, into a trust in exchange for cash and, in the case of a securitized mortgage, residual certificates issued by the trust. The trustee, purchaser, bondholder, guarantor or other entities involved in the sales or issuance of the securities (which may include bond insurers) may have recourse to us with respect to the breach of the representations and warranties made by us at the time such mortgages and/or servicing rights are transferred or when the securities are sold. We attempt to mitigate the potential recourse from such purchasers by seeking remedies from correspondent sellers and wholesale brokers who originated the mortgages if we did not originate the loan. However, many of the entities we acquired loans from in the past are no longer in business or may not be able to financially cover the losses. Furthermore, if we discover, prior to the sale or transfer of a loan, that there is any fraud or misrepresentation with respect to the mortgage and the originator fails to repurchase the mortgage, then we may not be able to sell the mortgage or we may have to sell the mortgage at a discount. Changes in the timing, processes and procedures of our primary investors’ review of loans which they purchase from us may affect the number of loans that are rejected, the timing of our loan sales, or the frequency of repurchase demands issued to us. Also, similar changes by mortgage insurers who agree to insure loans may also affect the frequency and timing of our loan sales. As a result, the effectiveness of our loan sales, our repurchase reserves and our profitability may be affected as we may have to sell loans at a discount.

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

We depend on the diligence, skill and experience of our senior executives. We believe that our future results will also depend in part upon our attracting and retaining highly skilled and qualified management. We seek to compensate our executive officers, as well as other employees, through competitive salaries, bonuses and other incentive plans, but there can be no assurance that these programs will allow us to retain key management executives or hire new key employees. The loss of senior executive officers and key management could have a material adverse effect on our operations because other officers may not have the experience and expertise to readily replace these individuals. Competition for such personnel is intense, and we cannot assure you that we will be successful in attracting or retaining such personnel. The loss of, and changes in, key personnel and their responsibilities may be disruptive to our business and could have a material adverse effect on our business, financial condition and results of operations.

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

We have significant vendors that, among other things, provide us with financial, technology and other services to support our mortgage loan servicing and origination businesses. Some of these outsourced services, such as technology, could have a material effect on our business and operations if our third party provider was unable to, or failed to, properly provide such services.  With respect to vendors engaged to perform activities required by servicing criteria, we have elected to take responsibility for assessing compliance with the applicable servicing criteria for the applicable vendor and are required to have procedures in place to provide reasonable assurance that the vendor’s activities comply in all material respects with servicing criteria applicable to the vendor, including but not limited to, monitoring compliance with our predetermined policies and procedures and monitoring the status of payment processing operations. In the event that a vendor’s activities do not comply with the servicing criteria, it could negatively impact our servicing agreements. In addition, if our current vendors were to stop providing services to us on acceptable terms, including as a result of one or more vendor bankruptcies due to poor economic conditions, we may be unable to procure alternatives from other vendors in a timely and efficient manner and on acceptable terms, or at all. Further, we may incur significant costs to resolve any such disruptions in service and this could adversely affect our business, financial condition and results of operations. Additionally, in April 2012 the CFPB issued CFPB Bulletin 2012‑03 which states that supervised banks and non‑banks could be held liable for actions of their service providers. As a result, we could be exposed to liability, CFPB enforcement actions or other administrative penalties if the vendors with whom we do business violate consumer protection laws.

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

ITEM 3.  LEGAL PROCEEDINGS

Information with respect to this item may be found in Note 17 – Commitments and Contingencies in the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

Our common stock is currently listed on the NYSE MKT under the symbol “IMH”.

The following table summarizes the high and low sales prices for our common stock for the periods indicated:

	2017			2016
	High	Low	Close	High	Low	Close
First Quarter	15.23	12.04	12.46	18.34	11.51	13.87
Second Quarter	17.40	12.11	15.13	16.26	13.15	15.68
Third Quarter	15.69	12.20	13.06	18.50	13.00	13.19
Fourth Quarter	13.85	9.92	10.16	16.74	13.17	14.02

On March 1, 2018, the last quoted price of our common stock on the NYSE MKT was $9.43 per share. As of March 1, 2018, there were 185 holders of record, including holders who are nominees for an undetermined number of beneficial owners, of our common stock.

Our Board of Directors authorizes in its discretion the payment of cash dividends on its common stock, subject to an ongoing review of our profitability, liquidity and future operating cash requirements. We and some of our subsidiaries are subject to restrictions under our warehouse borrowings and long‑term debt agreements on our ability to pay dividends if there is an event of default or otherwise. Plus, certain debt arrangements require the maintenance of ratios and contain restrictive financial covenants that could limit our ability, and the ability of our subsidiaries, to pay dividends. Furthermore, if we do not succeed in appealing and reversing an adverse judgment on the purposed class action relating to our Series B Preferred stock and we are required to pay dividends on the Series B Preferred stock, we will be prohibited from paying dividends on our common stock until such preferred stock dividends are paid. The Board of Directors did not declare cash dividends on our common stock during the years ended December 31, 2017 and 2016. We do not expect to declare or pay any cash dividends on our common stock in the foreseeable future.

Performance Graph

The following graph shows a comparison of the cumulative total stockholder return for our common stock,  S&P 500 and the S&P North American Financial Services Sector Index from January 1, 2013 through December 31, 2017. This graph assumes an initial investment of $100 on January 1, 2013 in each of our common stock, S&P 500 and the S&P North American Financial Services Sector Index (and the reinvestment of all dividends).

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

ITEM 6. SELECTED FINANCIAL DATA

The following selected condensed consolidated statements of operations data for each of the years in the five‑year period ended December 31, 2017 and the condensed consolidated balance sheet data as of the year‑end for each of the years in the five‑year period ended December 31, 2017 were derived from the audited consolidated financial statements. Such selected financial data should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements starting on page F‑1 and with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Statement of Operations Data (1):
(in thousands, except per share	For the year ended December 31,
data)	2017	2016	2015	2014	2013
Gain on sale of loans, net	$136,147	$311,017	$169,206	$28,217	$55,854
Real estate services fees, net	5,856	8,395	9,850	14,729	19,370
Servicing fees, net	31,902	13,734	6,102	4,586	4,298
(Loss) gain on mortgage servicing rights, net	(35,880)	(36,441)	(18,598)	(5,116)	6,567
Personnel expense	(89,647)	(124,559)	(77,821)	(37,398)	(64,769)
Business promotion	(40,276)	(42,571)	(27,650)	(1,182)	(2,737)
Accretion of contingent consideration	(2,058)	(6,997)	(8,142)	—	—
Change in fair value of contingent consideration	13,326	(30,145)	45,920	—	—
Other	(30,753)	(44,670)	(39,944)	(8,853)	(27,662)
(Loss) earnings before income taxes	(11,383)	47,763	58,923	(5,017)	(9,079)
Income tax (expense) benefit	(20,138)	(1,093)	21,876	(1,305)	1,031
Net (loss) earnings	(31,521)	46,670	80,799	(6,322)	(8,048)
Net earnings attributable to noncontrolling interest	—	—	—	—	(136)
Net (loss) earnings attributable to common stockholders	$(31,521)	$46,670	$80,799	$(6,322)	$(8,184)
(Loss) earnings per common share :
Basic	$(1.62)	$3.54	$8.00	$(0.68)	$(0.94)
Diluted	$(1.62)	$3.31	$6.40	$(0.68)	$(0.94)

(1)

Prior to 2015, the statement of operations data and earnings (loss) per common share were reported on a continuing/discontinued basis which have been combined in the table and may not reflect what was previously reported.

Balance Sheet Data (1):	As of December 31,
(in thousands)	2017	2016	2015	2014	2013
Cash and cash equivalents	$33,223	$40,096	$32,409	$10,073	$9,969
Mortgage loans held-for-sale	568,781	388,422	310,191	239,391	129,191
Finance receivables	41,777	62,937	36,368	8,358	—
Mortgage servicing rights	154,405	131,537	36,425	24,418	35,981
Securitized mortgage trust assets	3,670,550	4,033,290	4,594,534	5,268,531	5,513,166
Goodwill	104,587	104,938	104,938	—	—
Intangible assets, net	21,582	25,778	29,975	—	—
Total assets	4,681,700	4,863,734	5,210,852	5,578,572	5,718,325

Warehouse borrowings	$575,363	$420,573	$325,616	$226,718	$119,634
MSR financing	35,133	—	—	—	—
Term financing	—	29,910	29,716	—	—
Convertible notes	24,974	24,965	44,819	20,000	20,000
Long-term debt	44,982	47,207	31,898	22,122	15,871
Securitized mortgage trust liabilities	3,653,265	4,017,603	4,580,326	5,251,307	5,502,585
Contingent consideration	554	31,072	48,079	—	—
Total liabilities	4,416,553	4,632,694	5,096,362	5,553,616	5,692,454
Total stockholders’ equity	265,147	231,040	114,490	24,956	25,871

Operating Data:	For the year ended December 31,
(in millions)	2017	2016	2015	2014	2013
Originations	$7,111.7	$12,924.2	$9,259.0	$2,848.8	$2,548.4
Servicing Portfolio (2)	16,330.1	12,351.5	3,570.7	2,267.1	3,128.6
Warehouse Capacity	960.0	925.0	675.0	415.0	265.0

(1)	Prior to 2015, the balance sheet data was reported on a continuing/discontinued basis and may not reflect what was previously reported.
(2)	Represents the unpaid principal balance of loans serviced (UPB).

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

Market Conditions

The U.S. economy continued to grow during 2017. U.S. Gross Domestic Product (GDP) grew at an estimated annual rate of 2.3 percent in 2017, higher than 2016's GDP annual growth rate, while inflation in 2017 remained subdued. In December 2017, the Federal Reserve Board (FRB) increased short-term interest rates by 25 basis points, the third such rate increase during the year, and many believe the FRB will increase short-term interest rates further during 2018. During the fourth quarter of 2017, the FRB also began reducing its holdings of U.S. Treasury bonds and mortgage-backed securities. These actions by the FRB will likely cause longer term interest rates to rise over time. The U.S. economy added approximately 2.2 million jobs during 2017 and the total unemployment rate fell to 4.1 percent at December 2017 as compared with 4.7 percent at December 2016.

While the U.S. economy continued to grow in 2017, economic uncertainty concerning the outlook and the future economic environment exists despite continued improvements in many segments of the global economy. In addition, on-going geopolitical events and the implications of those events could potentially impact the capital markets and trade further adding to global uncertainty. The sustainability of the economic recovery will be determined by numerous variables including consumer sentiment, energy prices, credit market volatility, employment levels and housing market conditions which will impact corporate earnings and the capital markets. These conditions in combination with global economic conditions, fiscal and monetary policy, geopolitical concerns and the level of regulatory and government scrutiny of financial institutions will continue to impact our results in 2018 and beyond.

Selected Financial Results for 2017, 2016 and 2015

	For the Three Months Ended			For the Year Ended
	December 31,	September 30,	December 31,	December 31,	December 31,	December 31,
	2017	2017	2016	2017	2016	2015
Revenues:
Gain on sale of loans, net	$19,545	$42,476	$65,168	$136,147	$311,017	$169,206
Real estate services fees, net	1,364	1,355	1,622	5,856	8,395	9,850
Servicing fees, net	8,327	8,492	5,054	31,902	13,734	6,102
(Loss) gain on mortgage servicing rights, net	(17,721)	(10,513)	4,808	(35,880)	(36,441)	(18,598)
Other	140	266	598	680	1,051	397
Total revenues	11,655	42,076	77,250	138,705	297,756	166,957
Expenses:
Personnel expense	20,294	23,062	31,534	89,647	124,559	77,821
Business promotion	9,532	10,403	11,742	40,276	42,571	27,650
General, administrative and other	12,931	8,497	10,030	37,775	33,771	27,988
Accretion of contingent consideration	109	396	1,753	2,058	6,997	8,142
Change in fair value of contingent consideration	(2,273)	(4,798)	(4,424)	(13,326)	30,145	(45,920)
Total expenses	40,593	37,560	50,635	156,430	238,043	95,681
Operating (loss) income:	(28,938)	4,516	26,615	(17,725)	59,713	71,276
Other income (expense):
Net interest income	1,253	1,546	754	4,343	2,790	1,946
Loss on extinguishment of debt	—	—	—	(1,265)		—
Change in fair value of long-term debt	(292)	104	(7,150)	(2,949)	(14,436)	(8,661)
Change in fair value of net trust assets	(365)	(1,745)	(2,913)	6,213	(304)	(5,638)
Total other income (expense)	596	(95)	(9,309)	6,342	(11,950)	(12,353)
Net (loss) earnings before income taxes	(28,342)	4,421	17,306	(11,383)	47,763	58,923
Income tax expense (benefit)	16,563	2,104	365	20,138	1,093	(21,876)
Net (loss) earnings	$(44,905)	$2,317	$16,941	$(31,521)	$46,670	$80,799

Diluted weighted average common shares	20,949	21,195	17,479	19,438	14,856	13,045
Diluted earnings per share	$(2.14)	$0.11	$1.00	$(1.62)	$3.31	$6.40

Status of Operations

For the year ended 2017, net loss was  $31.5 million, or $1.62 per diluted common share as compared to net earnings of $46.7 million, or $3.31 per diluted common share in 2016 and net earnings of $80.8 million, or $6.40 per diluted common share in 2015.  Adjusted Operating (loss) income (as defined below) was $29.0 million, or $1.49 per diluted common share for 2017, as compared to income of $96.9 million, or $6.52 per diluted common share in 2016, and income of $33.5 million, or $2.56 per diluted common share in 2015.

For the quarter ended December 31, 2017, net loss  was  $44.9 million, or $2.14 per diluted common share as compared to net earnings of $16.9 million, or $1.00 per diluted common share in the fourth quarter of 2016, and net earnings of $2.3 million, or $0.11 per diluted common share in the third quarter of 2017.  Adjusted operating loss was $31.1 million, or $1.48 per diluted common share for the quarter ended December 31, 2017 as compared to income of $23.9 million, or $1.37 per diluted common share in the fourth quarter of 2016, and income of $114 thousand, or $0.01 per diluted common share in the third quarter of 2017.

Operating (loss) income, excluding the changes in contingent consideration (adjusted operating (loss) income), which is not considered an accounting principle generally accepted in the United States of America (non-GAAP) financial measurement; see the discussion and reconciliation on non-GAAP financial measures below.

Net (loss) earnings include fair value adjustments for changes in the contingent consideration, long-term debt and net trust assets. The contingent consideration is related to the CashCall Mortgage (CCM) acquisition transaction, while the other fair value adjustments are related to our legacy portfolio. These fair value adjustments are non-cash items and are not related to current operating results.  Although we are required to record change in fair value and accretion of the contingent consideration, management believes operating income excluding contingent consideration changes and the related accretion is more useful to discuss our ongoing and future operations.

We calculate adjusted operating (loss) income excluding changes in contingent consideration and operating (loss) income excluding changes in contingent consideration per share as performance measures, which are considered non-GAAP financial measures, to further aid our investors in understanding and analyzing our core operating results and comparing them among periods. Operating income (loss) excluding changes in contingent consideration and operating (loss) income excluding changes in contingent consideration per share exclude certain items that we do not consider part of our core operating results. These non-GAAP financial measures are not intended to be considered in isolation or as a substitute for net earnings before income taxes, net earnings or diluted earnings per share (EPS) prepared in accordance with GAAP.  The table below shows operating income excluding these items:

	For the Three Months Ended			For the Year Ended
	December 31,	September 30,	December 31,	December 31,	December 31,	December 31,
	2017	2017	2016	2017	2016	2015
Net (loss) earnings:	$(44,905)	$2,317	$16,941	$(31,521)	$46,670	$80,799
Total other (income) expense	(596)	95	9,309	(6,342)	11,950	12,353
Income tax expense (benefit)	16,563	2,104	365	20,138	1,093	(21,876)
Operating (loss) income:	$(28,938)	$4,516	$26,615	$(17,725)	$59,713	$71,276
Accretion of contingent consideration	109	396	1,753	2,058	6,997	8,142
Change in fair value of contingent consideration	(2,273)	(4,798)	(4,424)	(13,326)	30,145	(45,920)
Adjusted operating (loss) income	$(31,102)	$114	$23,944	$(28,993)	$96,855	$33,498

Diluted weighted average common shares	20,949	21,195	17,479	19,438	14,856	13,045
Diluted adjusted operating (loss) income per share	$(1.48)	$0.01	$1.37	$(1.49)	$6.52	$2.56

Diluted (loss) earnings per share	$(2.14)	$0.11	$1.00	$(1.62)	$3.31	$6.40
Adjustments:
Total other (expense) income (1)	(0.03)	—	0.50	(0.33)	0.64	0.74
Income tax expense (benefit)	0.79	0.10	0.02	1.04	0.07	(1.68)
Accretion of contingent consideration	0.01	0.02	0.10	0.11	0.47	0.62
Change in fair value of contingent consideration	(0.11)	(0.22)	(0.25)	(0.69)	2.03	(3.52)
Diluted adjusted operating (loss) income per share	$(1.48)	$0.01	$1.37	$(1.49)	$6.52	$2.56

(1)

Except for when anti-dilutive, convertible debt interest expense, net of tax, is included for calculating diluted EPS and is excluded for purposes of reconciling GAAP diluted EPS to non-GAAP diluted adjusted operating income (loss) per share.

Net (loss) earnings and adjusted operating (loss)  income primarily decreased due to the $174.9 million decline in gain on sale revenues.  Origination volumes declined 45% in 2017 to $7.1 billion from $12.9 billion in 2016, and gain on sale margins declined 20% to 191 bps in 2017 from 241 bps in 2016 resulting in gain on sale revenues declining 56% to $136.1 million in 2017 from $311.0 million in 2016.

Offsetting the decline in gain on sale revenues was an increase in servicing fees, net and decrease in operating expenses.  The mortgage servicing portfolio increased 32% to $16.3 billion at the end of 2017 from $12.4 billion at the end of 2016, resulting in an increase in servicing fees, net of 132% to $31.9 million in 2017 from $13.7 million in 2016.

Additionally, personnel expense decreased $34.9 million to $89.6 million for the year ended December 31, 2017.  The decrease is primarily related to a reduction in commission expense due to a decrease in loan originations as well as staff reductions made in 2017.  Due to the decline in origination volumes in 2017, we made staff reductions, which reduced average headcount 15% for the year ended December 31, 2017 as compared to the same period in 2016.  As we continue to more closely align operating and staffing levels to origination volumes, we have continued to right size the organization into 2018.

Net (loss) earnings was also affected by an increase in income tax expense and changes in the estimated fair value of long term debt and net trust assets.  Income tax expense increased by $19.0 million in 2017 to $20.1 million from $1.1 million in 2016 is primarily due to a reduction in future utilization of the deferred tax assets and changes in tax rates due to the Tax Act re-measurement of deferred tax assets and liabilities at end of 2017.  The change in estimated fair value of long-term debt and net trust assets resulted in a favorable change in other income (expense) of $18.3 million to $6.3 million in 2017 from expense of $12.0 million in 2016.

Summary Highlights

•	Mortgage servicing portfolio increased to $16.3 billion at December 31, 2017 as compared to

$15.7 billion at September 30, 2017 and $12.4 billion at December 31, 2016.
•	Servicing fees, net increased to $31.9 million during the year ended December 31, 2017 as compared to $13.7 million during 2016 and $6.1 million in 2015.
•	Mortgage servicing rights increased to $154.4 million at December 31, 2017 as compared to $159.0 million at September 30, 2017 and $131.5 million at December 31, 2016.
•	NonQM mortgage origination volumes increased to $891.2 million in 2017 as compared to $289.6 in 2016.
•	Issued 4,423,381 shares of common stock in a registered direct offering at a price of $12.66 per share generating proceeds of approximately $55.5 million.
•

Entered into MSR financing facilities of up to  $70.0 million and used a portion of the proceeds to pay off the Term Financing, which had a higher interest rate, thus reducing interest expense. See Liquidity and Capital Resources for a more detailed description.

•

In our long‑term mortgage portfolio, the residual interests generated cash flows of $1.7 million in the fourth quarter of 2017 and $12.7 million in 2017, as compared to $2.7 million in the third quarter of 2017 and $8.1 million in 2016.

•	Exchanged $8.5 million of trust preferred securities, at a discount to par, for 412,264 shares of common stock.

Mortgage Lending

During the year ended 2017,  total originations decreased 45% to $7.1 billion as compared to $12.9 billion in 2016 and $9.3 billion in 2015.  In 2017, retail originations were still the main driver of total originations representing 65% or $4.6 billion of total originations.  For the fourth quarter of 2017,  our total originations decreased to $1.7 billion, a 47%  decrease as compared to $3.1 billion for the fourth quarter of 2016.  The decrease in originations from 2016 was a result of higher interest rates throughout 2017 as compared to the historically low interest rate environment the previous year, causing a sharp drop in refinance volume.

	For the year ended December 31,
(in millions)	2017	%	2016	%	2015	%
Originations by Channel:
Retail	$4,611.5	65%	$9,670.1	75%	$5,571.8	60%
Correspondent	1,420.4	20	1,919.9	15	2,238.0	24
Wholesale	1,079.8	15	1,334.2	10	1,449.2	16
Total originations	$7,111.7	100%	$12,924.2	100%	$9,259.0	100%

Our loan products primarily include conventional loans for Fannie Mae and Freddie Mac and government loans insured by FHA, VA and USDA.

Originations by Loan Type:

	For the Year Ended December 31,
(in millions)	2017	2016	2015
Conventional	$4,229.1	$10,907.8	$7,270.8
Government (1)	1,991.4	1,721.1	1,805.5
NonQM	891.2	289.6	132.4
Other	—	5.7	50.3
Total originations	$7,111.7	$12,924.2	9,259.0

Weighted average FICO (2)	711	740	736
Weighted average LTV (3)	71.6%	66.0%	69.4%
Weighted average Coupon	4.47%	3.72%	3.87%
Avg. Loan size (in thousands)	$304.7	$309.5	$293.0

(1)	Includes government‑insured loans including FHA, VA and USDA.
(2)	FICO—Fair Isaac Company credit score.
(3)	LTV—loan to value—measures ratio of loan balance to estimated property value based upon third party appraisal.

Originating conventional and government‑insured loans and having the ability to sell loans direct to GSEs and issue Ginnie Mae securities is a critical aspect to our business with regard to products, pricing, operational efficiencies and overall recruitment of high quality loan originators. As interest rates rise, non-agency originations will become a more significant portion of our originations. In a higher interest rate environment, we believe the non-agency loan product becomes a more desirable product, as it caters more towards the purchase money market in that its guidelines allow for more qualified borrowers to be approved, which will reduce our dependency on the refinance market.  We believe this product will also help in expanding the volumes in our correspondent and wholesale channels.

We continue to believe there is an underserved mortgage market for borrowers with good credit who may not meet the qualified mortgage (QM) guidelines set out by the Consumer Financial Protection Bureau (CFPB). NonQM borrowers generally have a good credit history but income documentation that does not allow them to qualify for an agency loan, such as a self-employed borrower. We have established strict lending guidelines, including determining the prospective borrowers’ ability to repay the mortgage, which we believe will keep delinquencies and foreclosures at acceptable levels. We continue to refine our guidelines to expand our reach to the underserved market of credit worthy borrowers who can fully document and substantiate an ability to repay mortgage loans, but unable to obtain financing through traditional programs (QM loans), for example self-employed borrowers.

In 2016,  we rebranded our NonQM loan programs as “The Intelligent NonQM Mortgage”, to better communicate our NonQM loan value proposition to consumers, brokers, sellers and investors.  In conjunction with these products, we have established investor relationships that provides us with an exit strategy for these nonconforming loans.    In 2017, our NonQM origination volume was $891.2 million with an average FICO of 723 and a weighted average LTV of 64%.

In 2017, NonQM and government-insured originations represented approximately 41% of total originations, as compared to just 16% of total originations in 2016. In 2017, the retail channel accounted for 32% of NonQM originations while the wholesale and correspondent channels accounted for 68% of NonQM production.  In 2016, the retail channel accounted for just 19% of NonQM originations, while the wholesale and correspondent channels accounted for 81% of NonQM production.

For the year ended December 31, 2017, refinance volume decreased $5.9 billion or approximately 53% as compared to 2016. The decrease was the result of rising mortgage interest rates at the end of 2016 and throughout 2017.  To help mitigate against reduced refinance volumes with the increase in mortgage interest rates, we have been focusing on opportunities to increase our origination of purchase money loans,  expand our NonQM and government-insured origination volumes and increase our geographic footprint of our origination platform.

	For the Year Ended December 31,
(in millions)	2017	%	2016	%	2015	%
Refinance	$5,336.5	75%	$11,259.9	87%	$7,520.2	81%
Purchase	1,775.2	25	1,664.3	13	1,738.8	19%
Total originations	$7,111.7	100	$12,924.2	100	$9,259.0	100%

As of December 31, 2017, we have approximately 977 approved wholesale relationships with mortgage brokerage companies and are approved to lend in 47 states. We have approximately 294 approved correspondent relationships with banks, credit unions and mortgage companies and are approved to lend in 50 states, however currently approximately 77.8% of our mortgage originations are generated from California, Arizona and Washington.

Mortgage Servicing

The following table includes information about our mortgage servicing portfolio:

	At December 31,	% 60+ days	At December 31,	% 60+ days	At December 31,	% 60+ days
(in millions)	2017	delinquent (1)	2016	delinquent (1)	2015	delinquent (1)
Fannie Mae	$7,518.2	0.32%	$6,204.2	0.12%	$1,970.4	0.27%
Freddie Mac	5,975.3	0.29	4,611.8	0.08	829.4	0.21
Ginnie Mae	2,834.7	2.90	1,359.5	1.25	675.7	1.06
Other	1.9	16.67	176.0	0.00	95.2	0.00
Total servicing portfolio	$16,330.1	0.81	$12,351.5	0.25	$3,570.7	0.43

Number of loans	57,471		41,736		12,709
Weighted average Coupon	3.82%		3.70%		3.96%
Weighted average FICO	733		741		731
Weighted average LTV	67.4%		65.5%		69.1%
Avg. Portfolio balance (in millions)	14,655.0		7,668.5		3,516.9
Avg. Loan size (in thousands)	$284.1		$295.4		$281.0

(1)	Based on loan count.

At December 31 2017, the mortgage servicing portfolio increased to $16.3 billion as compared to $12.4 billion at December 31, 2016.  The increase was due to a shift in our strategy in 2016 to retain our mortgage servicing as well as initiating a retention program to recapture portfolio runoff during the low interest rate environment.  During 2017, we have continued with our strategy of growing the mortgage servicing portfolio. During 2017, the mortgage servicing portfolio increased due to servicing retained loan sales of $6.1 billion in UPB as well as a purchase of approximately $570.0 million in UPB of MSR. As a result, the UPB of our mortgage servicing portfolio increased 32% to $16.3 billion as of December 31, 2017.  The servicing portfolio generated net servicing income of $31.9 million, $13.7 million and $6.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.  Delinquencies within the servicing portfolio have increased slightly but remain low at 0.81% for 60+ days delinquent as of December 31, 2017 as compared to 0.25% as of December 31, 2016 and 0.43 % as of December 31, 2015.  With the acquisition of MSRs in the second quarter of 2017, we added Specialized Loan Servicing LLC as a subservicer in addition to our current subservicer LoanCare, LLC.

During 2017, our warehouse borrowing capacity increase from $925.0 million to $960.0 million. At December 31, 2017, we had six warehouse lender relationships. In addition to funding our mortgage loan originations, we also use a portion of our warehouse borrowing capacity to provide re‑warehouse facilities to our customers, correspondent sellers and other small mortgage banking companies. During 2017, our outstanding commitments to our customers was  $123.0 million. By leveraging our re‑warehousing division, we hope to increase the capture rate of our approved correspondent sellers business as well as expand our active customer base to include new customers seeking warehouse lines.

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

The real estate services segment continues to be profitable and posted net earnings of $2.2 million for the year ended December 31, 2017, as compared to $1.9 million for the same period in 2016. As the long‑term mortgage portfolio continues to decline, we expect real estate services and the related revenues to decline.

Long‑Term Mortgage Portfolio

The long‑term mortgage portfolio primarily includes a) the residual interests in securitizations, b) master servicing rights from the securitizations and c) long‑term debt.

Although we have seen some stabilization and improvement in defaults, and a recent improvement in residual cash flows, the portfolio is expected to continue to suffer losses and may continue for the foreseeable future.  Such losses have been included in estimating the fair value of the related securitized mortgage collateral and borrowings.

For the year ended December 31, 2017, our residual interest in securitizations (represented by the difference between total trust assets and total trust liabilities) generated cash flows of $12.7 million as compared to $8.1 million for the year ended December 31, 2016. At December 31, 2017, our residual interest in securitizations (represented by the difference between total trust assets and total trust liabilities) increased to $17.3 million compared to $15.7 million at December 31, 2016. The increase in residual fair value in 2017 was the result of an increase in projected cash flows due to an improvement in the loans within certain trusts.

For additional information regarding the long‑term mortgage portfolio refer to Financial Condition and Results of Operations below.

Corporate

The corporate segment includes all corporate services groups, public company costs as well as debt expense related to the Convertible Notes and capital leases. This corporate services group supports all operating segments. A portion of the corporate services costs are allocated to the operating segments. The costs associated with being a public company, unused space for growth as well as the interest expense related to the Convertible Notes and capital leases is not allocated to our operating segments and remains in this segment.

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

Acquisition of CashCall Mortgage

On January 6, 2015, we entered into an Asset Purchase Agreement with CashCall, Inc. (CashCall), an unrelated entity, pursuant to which the we agreed to purchase certain assets of CashCall’s residential mortgage operations. The CashCall Mortgage (CCM) acquisition was accounted for under the acquisition method of accounting pursuant to FASB ASC 805.  The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the acquisition date.  We made significant estimates and exercised significant judgment in estimating fair values of the acquired assets and assumed liabilities.  We retained the services of a third party to assist in the valuation of the intangible assets.  The application of the acquisition method of accounting resulted in tax deductible goodwill of $104.6 million.

We perform an assessment each year, or whenever events and circumstances indicate that impairment may have occurred,  to determine if the estimated the fair value of CCM exceeds its carrying value, which would be an indication that goodwill impairment may exist.  In previous years, the estimated fair value of CCM substantially exceeded its carrying value.  As of December 31, 2017, the estimated fair value of CCM did not substantially exceed its carrying value.  The significant assumptions in the assessment include expected future origination levels and expected future gain on sale margins.  CCM is a consumer direct call center that provides residential mortgages.  Given that the mortgage industry often fluctuates with the fluctuation of prevailing interest rates, the market that CCM operates in is inherent with uncertainty.  In addition, the ongoing dynamic mortgage compliance landscape contributes to the uncertainty of the mortgage market.  Each of these factors can have effect on expected mortgage origination volumes as well as the gain on sale margins which generally tend to follow origination volumes, more originations means higher margins, lower originations mean lower margins.  Given the macroeconomic forces that exist today, it is difficult to predict volumes and margins into the future.  If our assumptions are not correct, it is possible that an assessment of the estimated fair value of CCM will not exceed its carrying value in the future, in which case impairment of goodwill will be recorded.

Net Realizable Value (NRV) of REO

We consider the NRV of REO properties in evaluating REO losses. When real estate is acquired in settlement of mortgage loans, or other real estate owned, the mortgage is written‑down to a percentage of the property’s appraised value, broker’s price opinion or list price less estimated selling costs and including mortgage insurance proceeds expected to be received. Subsequent changes in the NRV of the REO is reflected as a write‑down of REO and results in additional losses.

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

Business Combinations

Business combinations are accounted for under the acquisition method of accounting in accordance with FASB ASC Topic 805, “Business Combinations.” Under the acquisition method, the acquiring entity in a business combination recognizes 100 percent of the acquired assets and assumed liabilities, regardless of the percentage owned, at their estimated fair values as of the date of acquisition. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. To the extent the fair value of net assets acquired, including other identifiable assets, exceeds the purchase price, a bargain purchase gain is recognized. Assets acquired and liabilities assumed which involve contingencies must also be recognized at their estimated fair value, provided such fair value can be determined during the measurement period. Acquisition‑related costs, including severance, conversion and other restructuring charges, such as abandoned space accruals, are expensed at the time of the acquisition. Results of operations of an acquired business are included in the statement of operations from the date of acquisition.

Financial Condition and Results of Operations

Financial Condition

For the years ended December 31, 2017 and 2016

The following table shows the condensed consolidated balance sheets for the following periods:

	December 31,	December 31,	Increase	%
	2017	2016	(Decrease)	Change
ASSETS
Cash	$33,223	$40,096	$(6,873)	(17)%
Restricted cash	5,876	5,971	(95)	(2)
Mortgage loans held-for-sale	568,781	388,422	180,359	46
Finance receivables	41,777	62,937	(21,160)	(34)
Mortgage servicing rights	154,405	131,537	22,868	17
Securitized mortgage trust assets	3,670,550	4,033,290	(362,740)	(9)
Goodwill	104,587	104,938	(351)	(0)
Intangibles, net	21,582	25,778	(4,196)	(16)
Loans eligible for repurchase from Ginnie Mae	47,697	9,917	37,780	381
Other assets	33,222	60,848	(27,626)	(45)
Total assets	$4,681,700	$4,863,734	$(182,034)	(4)%
LIABILITIES & EQUITY
Warehouse borrowings	$575,363	$420,573	$154,790	37%
MSR financings	35,133	—	35,133	n/a
Convertible notes	24,974	24,965	9	0
Contingent consideration	554	31,072	(30,518)	(98)
Long-term debt (Par value; $62,000 and $70,500)	44,982	47,207	(2,225)	(5)
Securitized mortgage trust liabilities	3,653,265	4,017,603	(364,338)	(9)
Liability for loans eligible for repurchase from Ginnie Mae	47,697	9,917	37,780	381
Repurchase reserve	6,020	5,408	612	11
Term financing, net	—	29,910	(29,910)	(100)
Other liabilities	28,565	46,039	(17,474)	(38)
Total liabilities	4,416,553	4,632,694	(216,141)	(5)
Total equity	265,147	231,040	34,107	15
Total liabilities and stockholders’ equity	$4,681,700	$4,863,734	$(182,034)	(4)%

Book value per share	$12.66	14.42	(1.77)	(12)%

At December 31, 2017, cash decreased to $33.2 million from $40.1 million at December 31, 2016.  Significant cash outflows affecting the decrease in cash were the $56.0 million investment in MSRs, repayment of the $30.0 million term financing, $19.3 million earn-out payments to CashCall Inc., $5.6 million purchase of mortgage servicing rights, a $4.4 million increase in warehouse haircuts (difference between loan balance funded and amount advanced by warehouse lender) associated with the increase in mortgage loans held-for-sale (LHFS) and the payment of operating expenses. Partially offsetting the decrease in cash was $55.5 million in proceeds from common stock offering, $35.1 million in net borrowings under the MSR financing facility and $12.7 million in residual cash flows.

 Mortgage loans held‑for‑sale increased $180.4 million to $568.8 million at December 31, 2017 as compared to $388.4 million at December 31, 2016. The increase was due to $7.1 billion in originations offset by $6.9 billion in loan sales. As a normal course of our origination and sales cycle, loans held‑for‑sale at the end of any period are generally sold within one or two subsequent months.

Finance receivables decreased $21.1 million to $41.8 million at December 31, 2017 as compared to $62.9 million at December 31, 2016. The decrease was due to $909.7 million in fundings offset by $930.8 million in settlements.

Mortgage servicing rights increased $22.9 million to $154.4 million at December 31, 2017 as compared to $131.5 million at December 31, 2016. The increase was due to servicing retained loan sales of $6.1 billion as well as a purchase of approximately $570.0 million in UPB of MSRs. Partially offsetting the increase was a bulk sale of NonQM MSRs totaling $155.9 million in UPB and a mark‑to‑market reduction in fair value of $37.9 million, which includes the change in fair value associated with principal reductions as well as prepayments. At December 31, 2017, we serviced $16.3 billion in UPB for others as compared to $12.4 billion at December 31, 2016.

Loans eligible for repurchase from Ginnie Mae increased $37.8 million to $47.7 million at December 31, 2017 as compared to $9.9 million at December 31, 2016.  The increase was due to an increase in loans 90 or more days past due and represents loans that we do not own, but have the unilateral right to repurchase from Ginnie Mae as part of our contractual arrangements as the servicer of the loans.  This right requires us to record the loans as well as a corresponding liability on our consolidated balance sheets. As part of our repurchase reserve, we record a repurchase provision to provide for estimated losses from the sale of all mortgage loans, including these loans.  Our Ginnie Mae servicing portfolio increased to $2.8 billion at December 31, 2017 as compared to $1.4 billion at December 31, 2016.

Other assets decreased $27.6 million to $33.2 million at December 31, 2017 as compared to $60.8 million at December 31, 2016.  The decrease was primarily the result of a reduction in our deferred tax asset as a result of the reduction in projected future utilization, changes in tax rates due to the Tax Act, re-measurement of deferred tax assets and liabilities and an increase in deferred tax liabilities as a result of the amortization of goodwill.

Warehouse borrowings increased $154.8 million to $575.4 million at December 31, 2017 as compared to $420.6 million at December 31, 2016. The increase was due to an increase in mortgage loans held‑for‑sale at December 31, 2017. During 2017, we increased our total borrowing capacity to $960.0 million as compared to $925.0 million at December 31, 2016.

In August and February 2017, we entered into separate agreements with two lenders providing for MSR financing facilities of up to $30.0 million and $40.0 million, respectively.  The $30.0 million facility allows us to borrow up to 55% of the fair market value of Freddie Mac pledged mortgage servicing rights. The $40.0 million facility allows us to borrow up to 55% of the fair market value of Fannie Mae pledged mortgage servicing rights.  At December 31, 2017, the balance outstanding on the Freddie Mac and Fannie Mae facilities was $10.0 million and $25.1 million, respectively.

As part of the CCM acquisition in the first quarter of 2015, we recorded $124.6 million of contingent consideration associated with the three year earn‑out provision for CCM. During 2017, we recorded $13.3 million change in fair value associated with a decrease in the contingent consideration liability resulting in an increase to earnings. In addition, we made $19.3 million in earn out payments to CashCall Inc. reducing the liability. Partially offsetting the reduction was $2.1 million in accretion of the contingent consideration. As of December 31, 2017, the contingent consideration was $0.6 million.

Long‑term debt decreased $2.2 million to $45.0 million at December 31, 2017 as compared to $47.2 million at December 31, 2016. The decrease was primarily due to the exchange agreement entered into in May 2017, whereby we issued 412,264 shares of common stock in exchange for trust preferred securities with a fair value of $5.6 million. Partially offsetting the decrease in long-term debt was a mark-to-market increase in fair value of $2.9 million.

As part of the Fannie Mae financing facility entered into in February 2017, the proceeds were used to pay off the remaining $29.9 million balance of the Term Financing, which was entered into in 2015.

Book value per share decreased 12% to $12.66 at December 31, 2017 as compared to $14.42 at December 31, 2016. Book value per common share decreased 9% to $10.19 as of December 31, 2017, as compared to $11.19 as of December 31, 2016 (inclusive of the remaining $51.8 million of liquidation preference on our preferred stock).

The changes in total assets and liabilities are primarily attributable to decreases in our trust assets and trust liabilities as summarized below.

	December 31,	December 31,	Increase	%
	2017	2016	(Decrease)	Change
Securitized mortgage collateral	$3,662,008	$4,021,891	$(359,883)	(9)%
Other trust assets	8,542	11,399	(2,857)	(25)
Total trust assets	3,670,550	4,033,290	(362,740)	(9)

Securitized mortgage borrowings	$3,653,265	$4,017,603	$(364,338)	(9)%
Total trust liabilities	3,653,265	4,017,603	(364,338)	(9)
Residual interests in securitizations	$17,285	$15,687	$1,598	10%

Since the consolidated and unconsolidated securitization trusts are nonrecourse to us, trust assets and liabilities have been netted in the table above to present our interest in these trusts more simply, which are considered the residual interests in securitizations. For unconsolidated securitizations the residual interests represent the fair value of investment securities available‑for‑sale. For consolidated securitizations, the residual interests are represented by the fair value of securitized mortgage collateral and real estate owned, offset by the fair value of securitized mortgage borrowings and net derivative liabilities. We receive cash flows from our residual interests in securitizations to the extent they are available after required distributions to bondholders and maintaining specified overcollateralization levels and other specified parameters (such as maximum delinquency and cumulative default) within the trusts. The estimated fair value of the residual interests, represented by the difference in the fair value of total trust assets and total trust liabilities, was $17.3 million at December 31, 2017, compared to $15.7 million at December 31, 2016.

We update our collateral assumptions quarterly based on recent delinquency, default, prepayment and loss experience. Additionally, we update the forward interest rates and investor yield (discount rate) assumptions based on information derived from market participants. During the year ended December 31, 2017, actual losses were relatively flat and were in line with forecasted losses for the majority of trusts with residual value.  Principal payments and liquidations of securitized mortgage collateral and securitized mortgage borrowings also contributed to the reduction in trust assets and liabilities. The increase in residual fair value was the result of a decrease in loss assumptions as well as recoveries on certain multi-family trusts with residual value.

•

The estimated fair value of securitized mortgage collateral decreased $359.9 million during 2017, primarily due to reductions in principal from borrower payments and transfers of loans to REO for single‑family and multi‑family collateral. Additionally, other trust assets decreased $2.9 million during 2017,  primarily due to REO liquidations of $29.1 million.  Partially offsetting the decrease was an increase of $18.8 million in REO from foreclosures and a $7.4 million increase in the NRV of REO.

•

The estimated fair value of securitized mortgage borrowings decreased $364.3 million during 2017,  primarily due to reductions in principal balances from principal payments during the period for single-family and multi-family collateral as well as a decrease in loss assumptions.

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

In accordance with accounting principles generally accepted in the United States of America (GAAP), we are required to consolidate all but one of these trusts (as we are not the master servicer on this one trust) on our statement of financial condition and results of operations. For the one trust we did not consolidate, the residual interest is reported as investment securities available‑for‑sale. For the trusts we do consolidate, the loans are included in the statement of financial condition as “securitized mortgage collateral”, the foreclosed loans are included in the statement of financial condition as “real estate owned” and the various bond tranches owned by investors are included in the statement of financial condition as “securitized mortgage borrowings.” Any interest rate derivatives remaining in the trusts are included in our statement of financial condition as “derivative assets” or “derivative liabilities,” respectively. To the extent there is excess overcollateralization (as defined in the securitization agreements) in these securitization trusts, we receive cash flows from the excess interest collected monthly from the residual interest we own. Because (i) we elected the fair value option on the securitized mortgage collateral, securitized mortgage borrowings, (ii) derivative assets/liabilities are carried at fair value, and (iii) real estate owned is reflected at NRV, which closely approximates fair market value, the net of the trust assets and trust liabilities represents the estimated fair value of the residual interests we own.

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

The following table presents changes in the trust assets and trust liabilities for the year ended December 31, 2017:

				TRUST LIABILITIES
	Level 3 Recurring Fair
	Value Measurement			Level 3 Recurring Fair
		NRV (1)		Value Measurement
	Securitized	Real		Securitized	Net
	mortgage	estate	Total trust	mortgage	trust
	collateral	owned	assets	borrowings	assets
Recorded book value at December 31, 2016	$4,021,891	$11,399	$4,033,290	$(4,017,603)	$15,687
Total gains/(losses) included in earnings:
Interest income	46,077	—	46,077	—	46,077
Interest expense	—	—	—	(131,507)	(131,507)
Change in FV of net trust assets, excluding REO (2)	245,364	—	245,364	(246,576)	(1,212)
Gains from REO – not at FV but at NRV (2)	—	7,425	7,425	—	7,425
Total gains (losses) included in earnings	291,441	7,425	298,866	(378,083)	(79,217)
Transfers in and/or out of level 3	—	—	—	—	—
Purchases, issuances and settlements	(651,324)	(10,282)	(661,606)	742,421	80,815
Recorded book value at December 31, 2017	$3,662,008	$8,542	$3,670,550	$(3,653,265)	$17,285

(1)	Accounted for at net realizable value.
(2)	Represents other income (expense) in the consolidated statements of operations for the year ended December 31, 2017.

Inclusive of losses from REO, total trust assets above reflect a net gain of $252.8 million as a result of an increase in fair value from securitized mortgage collateral and other trust assets of $245.4 million and gains from REO of $7.4 million. Net losses on trust liabilities were $246.6 million from the increase in fair value of securitized mortgage borrowings. As a result, non-interest income—net trust assets totaled an increase of $6.2 million for the year ended December 31, 2017.

The table below reflects the net trust assets as a percentage of total trust assets (residual interests in securitizations):

	December 31,	December 31,
	2017	2016
Net trust assets	$17,285	$15,687
Total trust assets	3,670,550	4,033,290
Net trust assets as a percentage of total trust assets	0.47%	0.39%

For the year ended December 31, 2017, the estimated fair value of the net trust assets increased as a percentage of total trust assets. The increase was primarily due to an increase in projected future cash flows due to a decrease in loss assumptions in a 2004 single-family and 2006 multi-family vintage trusts.

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

The following tables present the estimated fair value of our residual interests by securitization vintage year and other related assumptions used to derive these values at December 31, 2017 and December 31, 2016:

	Estimated Fair Value of Residual			Estimated Fair Value of Residual
	Interests by Vintage Year at			Interests by Vintage Year at
	December 31, 2017			December 31, 2016
Origination Year	SF	MF	Total	SF	MF	Total
2002-2003 (1)	$8,311	$663	$8,974	$8,402	$921	$9,323
2004	2,041	970	3,011	1,267	653	1,920
2005	54	85	139	—	—	—
2006	—	5,161	5,161	—	4,444	4,444
Total	$10,406	$6,879	$17,285	$9,669	$6,018	$15,687
Weighted avg. prepayment rate	8.0%	7.2%	7.9%	6.3%	10.1%	6.6%
Weighted avg. discount rate	17.0%	18.0%	17.4%	16.3%	17.9%	16.9%

(1)	2002‑2003 vintage year includes CMO 2007‑A, since the majority of the mortgages collateralized in this securitization were originated during this period.
(2)	The estimated fair values of residual interests in vintage years 2005 through 2007 is reflective of higher estimated future losses and investor yield requirements compared to earlier vintage years.

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

The table below reflects the estimated future credit losses and investor yield requirements for trust assets by product (SF and MF) and securitization vintage at December 31, 2017:

	Estimated Future			Investor Yield
	Losses (1)			Requirement (2)
	SF	MF		SF	MF
2002-2003	5%	*	(3)	5%	7%
2004	6	*	(3)	5	5
2005	9	*	(3)	4	4
2006	14	2		5	4
2007	8	*	(3)	6	3

(1)	Estimated future losses derived by dividing future projected losses by unpaid principal balances at December 31, 2017.
(2)

Investor yield requirements represent our estimate of the yield third‑party market participants would require to price our trust assets and liabilities given our prepayment, credit loss and forward interest rate assumptions.

(3)	Represents less than 1%.

Despite the increase in housing prices through December 31, 2017, housing prices in many parts of the country are still at levels which has significantly reduced or eliminated equity for loans originated after 2003. Future loss estimates are significantly higher for mortgage loans included in securitization vintages after 2004 which reflect severe home price deterioration and defaults experienced with mortgages originated during these periods.

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

Liquidity Risk

We are exposed to liquidity risks relating to our ongoing mortgage lending operations. We primarily fund our mortgage lending originations through warehouse facilities with third‑party lenders. We primarily use facilities with national and regional banks. The warehouse facilities are secured by and used to fund single‑family residential mortgage loans. In addition, the warehouse lenders require cash to be posted as additional collateral to secure the borrowings. In order to mitigate the liquidity risk associated with warehouse borrowings, we attempt to sell our mortgage loans within 10‑15 days from acquisition or origination.  We have recently entered into revolving lines of credit to finance our MSR portfolio.  The MSR financings are secured by Freddie Mac and Fannie Mae servicing rights.  We are able to borrow up to 55% of the fair market value of the servicing rights.

Long‑Term Mortgage Portfolio Credit Quality

We use the Mortgage Bankers Association (MBA) method to define delinquency as a contractually required payment being 30 or more days past due. We measure delinquencies from the date of the last payment due date in which a payment was received. Delinquencies for loans 60 days late or greater, foreclosures and delinquent bankruptcies were $821.8 million or 19.1% of the long‑term mortgage portfolio as of December 31, 2017, as compared to $1.0 billion or 20.0% as of December 31, 2016.

The following table summarizes the unpaid principal balances of loans in our mortgage portfolio, included within securitized mortgage collateral, that were 60 or more days delinquent (utilizing the MBA method) as of the periods indicated:

	December 31,	Total	December 31,	Total
Securitized mortgage collateral	2017	Collateral	2016	Collateral
60 - 89 days delinquent	$112,188	2.6%	$140,567	2.8%
90 or more days delinquent	336,525	7.8	417,947	8.2
Foreclosures (1)	174,871	4.1	224,633	4.4
Delinquent bankruptcies (2)	198,212	4.6	232,249	4.6
Total 60 or more days delinquent	$821,796	19.1	$1,015,396	20.0
Total collateral	$4,301,316	100.0	$5,078,500	100.0

(1)	Represents properties in the process of foreclosure.
(2)	Represents bankruptcies that are 30 days or more delinquent.

The following table summarizes securitized mortgage collateral, mortgage loans held‑for‑sale and real estate owned, that were non‑performing as of the dates indicated (excludes 60‑89 days delinquent):

		Total		Total
	December 31,	Collateral	December 31,	Collateral
	2017	%	2016	%
90 or more days delinquent, foreclosures and delinquent bankruptcies	$709,608	16.5%	$874,829	17.2%
Real estate owned	8,542	0.2	11,399	0.2
Total non-performing assets	$718,150	16.7	$886,228	17.4

Non‑performing assets consist of non‑performing loans (mortgages that are 90 or more days delinquent, including loans in foreclosure and delinquent bankruptcies) plus REO. It is our policy to place a mortgage on nonaccrual status when it becomes 90 days delinquent and to reverse from revenue any accrued interest, except for interest income on securitized mortgage collateral when the scheduled payment is received from the servicer. The servicers are required to advance principal and interest on loans within the securitization trusts to the extent the advances are considered recoverable. IFC, a subsidiary of IMH and master servicer, may be required to advance funds, or in most cases cause the loan servicers to advance funds, to cover principal and interest payments not received from borrowers depending on the status of their mortgages. As of December 31, 2017, non‑performing assets (unpaid principal balance of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) as a percentage of the total collateral was 16.7%. At December 31, 2016, non‑performing assets to total collateral was 17.4%. Non‑performing assets decreased by approximately $168.1 million at December 31, 2017 as compared to December 31, 2016. At December 31, 2017, the estimated fair value of non‑performing assets (representing the fair value of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) was $212.7 million or 4.5% of total assets. At December 31, 2016, the estimated fair value of non‑performing assets was $263.6 million or 5.4% of total assets.

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

For the year ended December 31, 2017, we recorded a $7.4 million increase in net realizable value of the REO compared to a decrease of $5.9 million for the comparable 2016 period. Increases and write-downs of the net realizable value reflect increases or declines in value of the REO subsequent to foreclosure date, but prior to the date of sale.

The following table presents the balances of the REO for continuing operations:

	December 31,
	2017	2016
REO	$15,519	$25,802
Impairment (1)	(6,977)	(14,403)
Ending balance	$8,542	$11,399
REO inside trusts	$8,542	$11,399
REO outside trusts	—	—
Total	$8,542	$11,399

(1)	Impairment represents the cumulative write‑downs of net realizable value subsequent to foreclosure.

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

Results of Operations

For the year ended December 31, 2017 as compared to 2016 and 2015

	For the Year Ended December 31,
	2017	2016	2015
Revenues	$138,705	$297,756	$166,957
Expenses (1)	(156,430)	(238,043)	(95,681)
Net interest income	4,343	2,790	1,946
Loss on extinguishment of debt	(1,265)	—	—
Change in fair value of long-term debt	(2,949)	(14,436)	(8,661)
Change in fair value of net trust assets, including trust REO gains (losses)	6,213	(304)	(5,638)
Income tax (expense) benefit	(20,138)	(1,093)	21,876
Net (loss) earnings	$(31,521)	$46,670	$80,799
(Loss) earnings per share available to common stockholders—basic	$(1.62)	$3.54	$8.00
(Loss) earnings per share available to common stockholders—diluted	$(1.62)	$3.31	$6.40

(1)	Includes changes in contingent consideration liability resulting in income of $13.3 million, expense of $30.1 million and income of $45.9 million for the years ended December 31, 2017, 2016 and 2015.

Revenues

	For the Year Ended December 31,
			Increase	%
	2017	2016	(Decrease)	Change
Gain on sale of loans, net	$136,147	$311,017	$(174,870)	(56)%
Real estate services fees, net	5,856	8,395	(2,539)	(30)
Servicing fees, net	31,902	13,734	18,168	132
Loss on mortgage servicing rights, net	(35,880)	(36,441)	561	2
Other revenues	680	1,051	(371)	(35)
Total revenues	$138,705	$297,756	$(159,051)	(53)

Gain on sale of loans, net.  For the year ended December 31, 2017, gain on sale of loans, net totaled $136.1 million compared to $311.0 million in the comparable 2016 period. The $174.9  million decrease is primarily due to a $134.2 million decrease in premiums from the sale of mortgage loans, a $72.2 million decrease in premiums from servicing retained loan sales, a $19.5  million increase in realized and unrealized net losses on derivative instruments and a $1.2 million increase in provision for repurchases.  Partially offsetting the reduction was a $43.9 million decrease in direct origination expenses and an $8.4 million increase in mark-to-market gains on LHFS.

The overall decrease in gain on sale of loans, net was primarily due to a 45% decrease in volumes as well as a decrease in gain on sale margins.  For the year ended December 31, 2017, we originated and sold $7.1 billion and $6.9 billion of loans, respectively, as compared to $12.9 billion and $12.8 billion of loans originated and sold, respectively, during the same period in 2016.  Margins decreased to approximately 191 bps for the year ended December 31, 2017 as compared to 241 bps for the same period in 2016 due to margin compression across all three channels as a result of the increase in interest rates as compared to 2016 as well as an increase in competition for volume.

Real estate services fees, net.  For the year ended December 31, 2017, real estate services fees, net were $5.9 million compared to $8.4 million in the comparable 2016 period. The $2.5 million decrease was primarily the result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio as compared to 2016.

Servicing income, net.  For the year ended December 31, 2017, servicing fees, net was $31.9 million compared to $13.7 million in the comparable 2016 period.  The increase in servicing fees, net was the result of the servicing portfolio increasing 91% to an average balance of $14.7 billion for the year ended December 31, 2017 as compared to an average balance of $7.7 billion for the year ended December 31, 2016.   The increase in the average balance of the servicing portfolio is a result of servicing retained loan sales of $6.1 billion during the year ended December 31, 2017 partially offset by a bulk sale of MSRs of approximately $155.9 million.

Loss on mortgage servicing rights, net.  For the year ended December 31, 2017, loss on MSRs was $35.9 million compared to $36.4 million in the comparable 2016 period. For the year ended December 31, 2017, we recorded a $37.9 million loss from a change in fair value of MSRs primarily the result of mark-to-market changes related to amortization as well as an increase in prepayments and prepayment speed assumptions.  For the year ended December 31, 2017,  we had a $93 thousand loss on sale of mortgage servicing rights related to refunds of premiums to investors for loan payoffs partially offset by recoveries of previously written off holdbacks associated with sales of servicing rights in previous periods.   Partially offsetting the loss was a $2.1 million increase in realized and unrealized gains from hedging instruments related to MSRs.

	For the Year Ended December 31,
			Increase	%
	2016	2015	(Decrease)	Change
Gain on sale of loans, net	$311,017	$169,206	$141,811	84%
Real estate services fees, net	8,395	9,850	(1,455)	(15)
Servicing fees, net	13,734	6,102	7,632	125
Loss on mortgage servicing rights, net	(36,441)	(18,598)	(17,843)	(96)
Other revenues	1,051	397	654	165
Total revenues	$297,756	$166,957	$130,799	78

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

Servicing income, net.  For the year ended December 31, 2016, servicing fees, net was $13.7 million compared to $6.1 million in the comparable 2015 period.  The increase in servicing fees, net was the result of the servicing portfolio increasing 118% to an average balance of $7.7 billion for the year ended December 31, 2016 as compared to an average balance of $3.5 billion for the year ended December 31, 2015.   The increase in the average balance of the servicing portfolio is a result of servicing retained loan sales of $12.6 billion during the year ended December 31, 2016 partially offset by a bulk sale of MSRs of approximately $815.0 million.

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

During the year ended December 31, 2016, we had a $9.7 million loss on sale of mortgage servicing rights related to refunds of premiums to investors for loan payoffs associated with sales of servicing rights in previous periods as compared to $8.0 million in the comparable 2015 period as well as a $1.0 million loss on the sale of $815.0 million UPB of MSRs.  In addition to the loss, we had a $1.4 million decrease in realized and unrealized losses from hedging instruments related to MSRs.  During the third quarter of 2016, we amended a previous MSR sale agreement, extending the early prepayment protection, in return allowing us to solicit the sold portfolio.  As a result, we booked a $7.5 million charge during the third quarter related to this amendment.    The amendment gave us the option to terminate the agreement with a 90 day notification.  In November, we exercised our option to terminate the agreement.

Expenses

	For the Year Ended December 31,
			Increase	%
	2017	2016	(Decrease)	Change
Personnel expense	$89,647	$124,559	$(34,912)	(28)%
Business promotion	40,276	42,571	(2,295)	(5)
General, administrative and other	37,775	33,771	4,004	12
Accretion of contingent consideration	2,058	6,997	(4,939)	(71)
Change in fair value of contingent consideration	(13,326)	30,145	(43,471)	(144)
Total expenses	$156,430	$238,043	$(81,613)	(34)

Total expenses were $156.4 million for the year ended December 31, 2017, compared to $238.0 million for the comparable period of 2016.  Personnel expense decreased $34.9 million to $89.6 million for the year ended December 31, 2017.  The decrease is primarily related to a reduction in commission expense due to a decrease in loan originations as well as staff reductions made in the first quarter of 2017.  With the decline in origination volumes in the first quarter of 2017 we made staff reductions. As a result, average headcount decreased 15% for the year ended December 31, 2017 as compared to the same period in 2016.

Business promotion totaled $40.3 million for the year ended December 31, 2017, compared to $42.6 million for the comparable period of 2016.  Our centralized call center purchases leads and promotes its business through radio and television advertisements.  During 2017, business promotion only declined $2.3 million or 5%, despite the 45% decrease in production due to efforts to increase NonQM and purchase money production with the reduction in refinance activity as a result of the increase in interest rates as compared to 2016.

General, administrative and other expenses increased to $37.8 million for the year ended December 31, 2017, compared to $33.8 million for the same period in 2016.  The increase was primarily related to a $5.1 million increase in legal and professional fees associated with defending litigation, as discussed in Item 8. Note 17 – Commitments and Contingencies of this Form 10-K, and $351 thousand in goodwill impairment related to the wind down of certain services within our real estate services segment.  Partially offsetting the increase was a $637 thousand decrease in other general and administrative expenses, a $436 thousand decrease in premises and equipment and a $406 thousand decrease in data processing expense.

Beginning in the second quarter of 2015, as part of the acquisition of CCM, we record accretion of the contingent consideration liability from the close of the transaction in March 2015 through the end of the earn-out period in December 2017, which increases the contingent consideration liability. The estimated contingent consideration liability is based on discounted cash flows which represent the time value of money of the liability during the earn-out period.  In 2017, accretion increased the contingent consideration liability by $2.1 million as compared to $7.0 million during 2016.  The reduction in accretion is due to the reduction in the estimated future pre-tax earnings as compared to projections in 2016.  Beginning in the first quarter of 2018, the accretion will no longer be recognized.

We recorded a $13.3 million change in fair value associated with a decrease in the contingent consideration liability for 2017 related to updated assumptions including current market. The change in fair value of contingent consideration was related to margin compression as well as a reduction in origination volume. The fair value of contingent consideration changed from quarter to quarter based upon actual experience and updated assumptions used to forecast pre-tax earnings for CCM.  The decrease in the contingent consideration liability resulted in an increase in earnings of $13.3 million for the year ended December 31, 2017.  At December 31, 2017, the outstanding balance of the contingent consideration was $554 thousand which was paid in February 2018.

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

Other Income (Expense)

	For the Year Ended December 31,
	2017	2016	2015
Interest income	$230,330	$263,600	$276,799
Interest expense	(225,987)	(260,810)	(274,853)
Loss on extinguishment of debt	(1,265)	—	—
Change in fair value of long-term debt	(2,949)	(14,436)	(8,661)
Change in fair value of net trust assets, including trust REO (losses) gains	6,213	(304)	(5,638)
Total other income (expense)	$6,342	$(11,950)	$(12,353)

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

	For the Year Ended December 31,
	2017			2016
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Securitized mortgage collateral	$3,824,312	$209,432	5.48%	$4,281,564	$245,662	5.74%
Mortgage loans held-for-sale	384,383	18,424	4.79	418,968	15,652	3.74
Finance receivables	38,216	2,316	6.06	41,237	2,207	5.35
Other	37,398	158	0.42	35,373	79	0.22
Total interest-earning assets	$4,284,309	$230,330	5.38	$4,777,142	$263,600	5.52
LIABILITIES
Securitized mortgage borrowings	$3,816,577	$201,341	5.28%	$4,280,913	$235,733	5.51%
Warehouse borrowings (1)	414,149	16,834	4.06	449,598	15,302	3.40
MSR financing facilities	18,790	1,035	5.51	—	—	—
Long-term debt	46,266	4,453	9.62	36,414	4,188	11.50
Convertible notes	24,970	1,884	7.55	24,961	2,521	10.10
Term financing	3,358	408	12.15	29,819	3,034	10.17
Other	435	32	7.36	568	32	5.63
Total interest-bearing liabilities	$4,324,545	$225,987	5.23	$4,822,273	$260,810	5.41
Net Interest Spread (2)		$4,343	0.15%		$2,790	0.11%
Net Interest Margin (3)			0.10%			0.06%

(1)	Warehouse borrowings include the borrowings from mortgage loans held‑for‑sale and finance receivables.
(2)	Net interest spread is calculated by subtracting the weighted average yield on interest‑bearing liabilities from the weighted average yield on interest‑earning assets.
(3)	Net interest margin is calculated by dividing net interest spread by total average interest‑earning assets.

Net interest spread increased $1.6 million for the year ended December 31, 2017 primarily attributable to an increase in the net interest spread between loans held-for-sale and finance receivables and their related warehouse borrowings, a decrease in interest expense from the conversion of the Convertible Notes in January 2016 and a decrease in interest expense related to the payoff of the Term Financing.  Offsetting the increase in net spread was a decrease in the net interest spread on the securitized mortgage collateral and securitized mortgage borrowings, an increase in the interest expense on the long-term debt as well as an increase in interest expense as a result of the MSR financing facilities.  As a result, net interest margin increased to 0.10% for the year ended December 31, 2017 as compared to 0.06% for the year ended December 31, 2016.

During the year ended December 31, 2017, the yield on interest-earning assets decreased to 5.38% from 5.52% in the comparable 2016 period. The yield on interest-bearing liabilities decreased to 5.23% for the year ended December 31, 2017 from 5.41% for the comparable 2016 period. In connection with the fair value accounting for securitized mortgage collateral and borrowings and long-term debt, interest income and interest expense is recognized using effective yields based on estimated fair values for these instruments. The decrease in yield for securitized mortgage collateral and securitized mortgage borrowings is primarily related to increased prices on mortgage-backed bonds which resulted in a decrease in yield as compared to the previous period.

	For the Year Ended December 31,
	2016			2015
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Securitized mortgage collateral	$4,281,564	$245,662	5.74%	$4,942,276	$262,902	5.32%
Mortgage loans held-for-sale	418,968	15,652	3.74	320,917	11,737	3.66
Finance receivables	41,237	2,207	5.35	52,707	2,120	4.02
Other	35,373	79	0.22	20,547	40	0.19
Total interest-earning assets	$4,777,142	$263,600	5.52	$5,336,447	$276,799	5.19
LIABILITIES
Securitized mortgage borrowings	$4,280,913	$235,733	5.51%	$4,941,440	$254,626	5.15%
Warehouse borrowings (1)	449,598	15,302	3.40	353,750	11,574	3.27
Long-term debt	36,414	4,188	11.50	28,872	3,773	13.07
Convertible notes	24,961	2,521	10.10	36,301	2,777	7.65
Term financing	29,819	3,034	10.17	15,123	1,587	10.49
Short-term borrowings	—	—	—	3,491	398	11.40
Other	568	32	5.63	2,526	118	4.67
Total interest-bearing liabilities	$4,822,273	$260,810	5.41	$5,381,503	$274,853	5.11
Net Interest Spread (2)		$2,790	0.11%		$1,946	0.08%
Net Interest Margin (3)			0.06%			0.04%

(1)	Warehouse borrowings include the borrowings from mortgage loans held‑for‑sale and finance receivables.
(2)	Net interest spread is calculated by subtracting the weighted average yield on interest‑bearing liabilities from the weighted average yield on interest‑earning assets.
(3)	Net interest margin is calculated by dividing net interest spread by total average interest‑earning assets.

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

Loss on extinguishment of debt

We recorded a $1.3 million loss on extinguishment of debt during the year ended December 31, 2017.  In May 2017, we exchanged 412,264 shares of common stock for the remaining trust preferred securities which had an aggregate liquidation amount of $8.5 million.  The value of the shares on the issuance date exceeded the carrying value of debt by $1.3 million.

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

Change in the fair value of long-term debt resulted in an expense of $2.9 million for the year ended December 31, 2017, compared to an expense of $14.4 million for the comparable 2016 period as a result of the increase in the estimated fair value of long-term debt. The increase in the estimated fair value of long-term debt during 2017 was primarily due to a decrease in the discount rate attributable to an improvement in our credit risk profile, financial condition as well as an increase in LIBOR during 2017.

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

Change in fair value of net trust assets, including trust REO gains (losses)

	For the Year Ended
	December 31,
	2017	2016	2015
Change in fair value of net trust assets, excluding REO	$(1,212)	$5,630	$957
Gains (losses) from REO	7,425	(5,934)	(6,595)
Change in fair value of net trust assets, including trust REO (losses) gains	$6,213	$(304)	$(5,638)

The change in fair value related to our net trust assets (residual interests in securitizations) was a gain of $6.2 million for the year ended December 31, 2017. The change in fair value of net trust assets, including trust REO was due to $7.4 million in gains on REO attributable to lower expected loss severities on properties held in the long-term mortgage portfolio during the period, partially offset by $1.2 million in losses from changes in fair value of securitized mortgage borrowings and securitized mortgage collateral primarily associated with an increase in LIBOR.

The change in fair value related to our net trust assets (residual interests in securitizations) was a loss of $304 thousand for the year ended December 31, 2016. The change in fair value of net trust assets, including trust REO was due to $5.9 million in losses on REO during the period attributed to higher expected loss severities on properties held in the long-term mortgage portfolio during the period, partially offset by $5.6 million in gains from changes in fair value of securitized mortgage borrowings and securitized mortgage collateral primarily associated with a decrease in LIBOR as well as updated assumptions on certain later vintage trusts with improved performance.

The change in fair value related to our net trust assets was a loss of $304 thousand for the year ended December 31, 2016, compared to a loss of $5.6 million in the comparable 2015 period. The change in fair value of net trust assets, including trust REO was due to $6.6 million in losses on REO during the period attributed to higher expected loss severities on properties held in the long‑term mortgage portfolio primarily during the period, partially offset by $957 thousand in gains from changes in fair value of securitized mortgage borrowings, securitized mortgage collateral and investment securities available‑for‑sale primarily associated with lower interest rates during 2015 and updated assumptions of decreased collateral losses during 2015.

Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act).  The Tax Act makes broad and complex changes to the U.S. tax code by, among other things, reducing the federal corporate income tax rate and business deductions.

The Tax Act reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. Under FASB ASC 740, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted.  As a result of the reduction in the U.S. corporate income tax rate, we re-measured the net deferred tax assets at December 31, 2017 at the rate at which they are expected to reverse in the future and recognized a tax expense of $89.5 million, which was offset by a $66.4 million change in the valuation allowance and other items resulting in income tax expense of $20.1 million in 2017.  We are still analyzing certain aspects of the Tax Act, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

We recorded income tax expense (benefit) of $20.1 million, $1.1 million and $(21.9) million for the years ended December 31, 2017,  2016 and 2015, respectively. The income tax expense of $20.1 million for the year ended December 31, 2017 is primarily the result of income tax expense due to a reduction in our deferred tax asset as a result of a reduction in future utilization, changes in tax rates due to the Tax Act re-measurement of deferred tax assets and liabilities, amortization of the deferred charge and state income taxes from states where we donot have net operating loss carryforwards or state minimum taxes, including AMT. The income tax expense of $1.1 million for the year ended December 31, 2016 is primarily the result of the amortization of the deferred charge, federal AMT and state income taxes from states where we do not have net operating loss carryforwards or state minimum taxes, including AMT. For the year ended December 31, 2015, we recorded a deferred income tax benefit of $24.4 million primarily the result of a reversal of valuation allowance partially offset by federal alternative minimum tax (AMT), amortization of the deferred charge and state income taxes from states where we do not have net operating loss carryforwards or state minimum taxes, including AMT.

In accordance with FASB ASC 810‑10‑45‑8, we record a deferred charge representing income tax expense on inter‑company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH in prior years. The deferred charge represents the deferral of income tax expense on inter‑company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH prior to 2008. The deferred charge is amortized and/or impaired, which does not result in any tax liability to be paid. The deferred charge is included in other assets in the accompanying consolidated balance sheets and is amortized as a component of income tax expense in the accompanying consolidated statement of operations. We recorded a tax expense in the amount of $858 thousand,  $1.3 million and $1.6 million for the years ended December 31, 2017,  2016 and 2015 respectively, related to the deferred charge impairment, which did not result in any tax liability to be paid.  In the first quarter of 2018, with the adoption of FASB issued Accounting Standards Update (ASU) 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory”,  we will eliminate the remaining $7.8 million of deferred charge with a cumulative effect adjustment to opening retained earnings.

As of December 31, 2017, we had estimated federal net operating loss (NOL) carryforwards of approximately $619.9  million. Federal net operating loss carryforwards begin to expire in 2027.  As of December 31, 2017, the estimated Federal NOL carryforward expiration schedule is as follows (in millions):

Tax Year Established	Amount	Expiration Date
12/31/2007	$228.8	12/31/2027
12/31/2008	3.6	12/31/2028
12/31/2009	101.6	12/31/2029
12/31/2010	89.7	12/31/2030
12/31/2011	44.1	12/31/2031
12/31/2012	—	12/31/2032
12/31/2013	28.5	12/31/2033
12/31/2014	—	12/31/2034
12/31/2015	30.5	12/31/2035
12/31/2016	55.0	12/31/2036
12/31/2017 *	38.1	12/31/2037
Total Federal NOLs	$619.9

*NOL amounts are estimates until final tax return is filed in October 2018.

As of December 31, 2017, we had estimated California NOL carryforwards of approximately $431.0 million, which begin to expire in 2028  We may not be able to realize the maximum benefit due to the nature and tax entity that holds the NOL.

Our deferred tax assets are primarily the result of net operating losses and other fair value write downs of financial assets and liabilities. Our net deferred tax assets declined to $4.3 million at December 31, 2017, as a result of the reduction in projected future utilization, changes in tax rates due to the Tax Act re-measurement of deferred tax assets and liabilities and an increase in deferred tax liabilities as a result of the amortization of goodwill.  We recorded a valuation allowance against our remaining net deferred tax assets at December 31, 2017 as it is more likely than not that not all of the deferred tax assets will be realized. The valuation allowance is based on the management's assessment that it is more likely than not that certain deferred tax assets, primarily net operating loss carryforwards, may not be realized in the foreseeable future due to objective negative evidence that we may not generate sufficient taxable income to realize the deferred tax assets.

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

Results of Operations by Business Segment

We have three primary operating segments: Mortgage Lending, Real Estate Services and Long‑Term Mortgage Portfolio. Unallocated corporate and other administrative costs, including the cost associated with being a public company, are presented in Corporate. Segment operating results are as follows:

Mortgage Lending

Condensed Statements of Operations Data

	For the Year Ended December 31,
			Increase	%
	2017	2016	(Decrease)	Change
Gain on sale of loans, net	$136,147	$311,017	$(174,870)	(56)%
Servicing fees, net	31,902	13,734	18,168	132
Loss on mortgage servicing rights, net	(35,880)	(36,441)	561	2
Other	22	79	(57)	(72)
Total revenues	132,191	288,389	(156,198)	(54)
Other income	2,931	2,582	349	14
Personnel expense	(82,614)	(122,509)	39,895	33
Business promotion	(40,175)	(42,420)	2,245	5
General, administrative and other	(20,213)	(20,302)	89	0
Accretion of contingent consideration	(2,058)	(6,997)	4,939	71
Change in fair value of contingent consideration	13,326	(30,145)	43,471	144
Earnings before income taxes	$3,388	$68,598	$(65,210)	(95)

For the year ended December 31, 2017, gain on sale of loans, net were $136.1 million compared to $311.0 million in the comparable 2016 period. The  $174.9  million decrease is primarily due to a $134.2 million decrease in premiums from the sale of mortgage loans, a $72.2 million decrease in premiums from servicing retained loan sales, a $19.5  million increase in realized and unrealized net losses on derivative instruments and a $1.2 million increase in provision for repurchases.  Partially offsetting the reduction was a $43.9 million decrease in direct origination expenses and an $8.4 million increase in mark-to-market gains on LHFS.

The overall decrease in gain on sale of loans, net was primarily due to a 45% decrease in volumes as well as a decrease in gain on sale margins.  For the year ended December 31, 2017, we originated and sold $7.1 billion and $6.9 billion of loans, respectively, as compared to $12.9 billion and $12.8 billion of loans originated and sold, respectively, during the same period in 2016.  Margins decreased to approximately 192 bps for the year ended December 31, 2017 as compared to 241 bps for the same period in 2016 due to margin compression across all three channels as a result of the increase in interest rates as compared to 2016 as well as an increase in competition for volume.

For the year ended December 31, 2017, servicing fees, net was $31.9 million compared to $13.7 million in the comparable 2016 period.  The increase in servicing fees, net was the result of the servicing portfolio increasing 91% to an average balance of $14.7 billion for the year ended December 31, 2017 as compared to an average balance of $7.7 billion for the year ended December 31, 2016.   The increase in the average balance of the servicing portfolio is a result of servicing retained loan sales of $6.1 billion during the year ended December 31, 2017 partially offset by a bulk sale of MSRs of approximately $155.9 million.

For the year ended December 31, 2017, loss on MSRs was $35.9 million compared to $36.4 million in the comparable 2016 period. For the year ended December 31, 2017, we recorded a $37.9 million loss from a change in fair value of MSRs primarily the result of mark-to-market changes related to amortization as well as an increase in prepayments and prepayment speed assumptions.  For the year ended December 31, 2017, we had a $93 thousand loss on sale of mortgage servicing rights related to refunds of premiums to investors for loan payoffs partially offset by recoveries of previously written off holdbacks associated with sales of servicing rights in previous periods.   Partially offsetting the loss was a $2.1 million increase in realized and unrealized gains from hedging instruments related to MSRs.

Personnel expense decreased $39.9 million to $82.6 million for the year ended December 31, 2017.  The decrease is primarily related to a reduction in commission expense due to a decrease in loan originations as well as staff reductions made in the first quarter of 2017.  With the decline in origination volumes in the first quarter of 2017 we made staff reductions. As a result, the average headcount of the mortgage lending division decreased 18% for the year ended December 31, 2017 as compared to the same period in 2016.

Business promotion totaled $40.2 million for the year ended December 31, 2017, compared to $42.4 million for the comparable period of 2016.  Our centralized call center purchases leads and promotes its business through radio and television advertisements.  During 2017, business promotion only declined $2.2 million or 5%, despite the 45% decrease in production due to efforts to increase NonQM and purchase money production with the reduction in refinance activity as a result of the increase in interest rates as compared to 2016.

General, administrative and other expenses decreased to $20.2 million for the year ended December 31, 2017, compared to $20.3 million for the same period in 2016.  The decrease was primarily related to a $781 thousand decrease in in other general and administrative expenses, partially offset by a $692 thousand increase in occupancy expense.

Beginning in the second quarter of 2015, as part of the acquisition of CCM, we record accretion of the contingent consideration liability from the close of the transaction in March 2015 through the end of the earn-out period in December 2017, which increases the contingent consideration liability. The estimated contingent consideration liability is based on discounted cash flows which represent the time value of money of the liability during the earn-out period.  In 2017, accretion increased the contingent consideration liability by $2.1 million as compared to $7.0 million during 2016.  The reduction in accretion is due to the reduction in the estimated future pre-tax earnings as compared to projections in 2016.  Beginning in the first quarter of 2018, the accretion will no longer be recognized.

We recorded a $13.3 million change in fair value associated with a decrease in the contingent consideration liability for 2017 related to updated assumptions including current market. The change in fair value of contingent consideration was related to margin compression as well as a reduction in origination volume. The fair value of contingent consideration changed from quarter to quarter based upon actual experience and updated assumptions used to forecast pre-tax earnings for CCM.  The decrease in the contingent consideration liability resulted in an increase in earnings of $13.3 million for the year ended December 31, 2017.  At December 31, 2017, the outstanding balance of the contingent consideration was $554 thousand which was paid in February 2018.

	For the Year Ended December 31,
			Increase	%
	2016	2015	(Decrease)	Change
Gain on sale of loans, net	$311,017	$169,206	$141,811	84%
Servicing fees, net	13,734	6,102	7,632	125
Loss on mortgage servicing rights, net	(36,441)	(18,598)	(17,843)	(96)
Other	79	25	54	216
Total revenues	288,389	156,735	131,654	84
Other income	2,582	2,037	545	27
Personnel expense	(122,509)	(75,925)	(46,584)	(61)
Business promotion	(42,420)	(27,494)	(14,926)	(54)
General, administrative and other	(20,302)	(15,842)	(4,460)	(28)
Accretion of contingent consideration	(6,997)	(8,142)	1,145	14
Change in fair value of contingent consideration	(30,145)	45,920	(76,065)	(166)
Earnings before income taxes	$68,598	$77,289	$(8,691)	(11)

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

For the year ended December 31, 2016, servicing fees, net was $13.7 million compared to $6.1 million in the comparable 2015 period.  The increase in servicing fees, net was the result of the servicing portfolio increasing 118% to an average balance of $7.7 billion for the year ended December 31, 2016 as compared to an average balance of $3.5 billion for the year ended December 31, 2015.   The increase in the average balance of the servicing portfolio is a result of servicing retained loan sales of $12.6 billion during the year ended December 31, 2016 partially offset by a bulk sale of MSRs of approximately $815.0 million.

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

Real Estate Services

	For the Year Ended December 31,
			Increase	%
	2017	2016	(Decrease)	Change
Real estate services fees, net	$5,856	$8,395	$(2,539)	(30)%
Personnel expense	(2,552)	(5,790)	3,238	56
General, administrative and other	(1,058)	(746)	(312)	(42)
Earnings before income taxes	$2,246	$1,859	$387	21%

For the year ended December 31, 2017, real estate services fees, net were $5.9 million compared to $8.4 million in the comparable 2016 period. The $2.5 million decrease in real estate services fees, net was the result of a $1.3 million decrease in real estate and recovery fees and a $1.3 million decrease in loss mitigation fees partially offset by a $53 thousand increase in real estate service fees.  The $2.5 million decrease was primarily the result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio as compared to 2016.

 For the year ended December 31, 2017, the $3.2 million reduction in personnel expense was due to a reduction in personnel and personnel related costs as a result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio as compared to 2016.

General, administrative and other expenses increased to $1.1 million for the year ended December 31, 2017, compared to $746 thousand for the same period in 2016.  The increase was due to $351 thousand in goodwill impairment related to the wind down of certain services within our real estate services segment.

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

Long‑Term Mortgage Portfolio

	For the Year Ended December 31,
			Increase	%
	2017	2016	(Decrease)	Change
Other revenue	$273	$242	$31	13%

Personnel expense	(14)	(18)	4	22%
General, administrative and other	(325)	(400)	75	19
Total expenses	(339)	(418)	79	19

Net interest income	3,639	5,743	(2,104)	(37)
Loss on extinguishment of debt	(1,265)	—	(1,265)	n/a
Change in fair value of long-term debt	(2,949)	(14,436)	11,487	80
Change in fair value of net trust assets, including trust REO gains (losses)	6,213	(304)	6,517	2144
Total other income	5,638	(8,997)	14,635	163
Earnings (loss) before income taxes	$5,572	$(9,173)	$14,745	161%

For the year ended December 31, 2017, net interest income totaled $3.6 million as compared to $5.7 million for the comparable 2016 period. Net interest income decreased $2.1 million for the year ended December 31, 2017 primarily attributable to a $1.8 million decrease in net interest spread on the long-term mortgage portfolio as well as a $265 thousand increase in interest expense on the long-term debt due to an increase in three-month LIBOR as compared to the prior year.

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

Change in the fair value of long-term debt resulted in an expense of $2.9 million for the year ended December 31, 2017, compared to an expense of $14.4 million for the comparable 2016 period as a result of the increase in the estimated fair value of long-term debt. The increase in the estimated fair value of long-term debt during 2017 was primarily due to a decrease in the discount rate attributable to an improvement in our credit risk profile, financial condition as well as an increase in LIBOR during 2017.

The change in fair value related to our net trust assets (residual interests in securitizations) was a gain of $6.2 million for the year ended December 31, 2017. The change in fair value of net trust assets, including trust REO was due to $7.4 million in gains on REO attributable to lower expected loss severities on properties held in the long-term mortgage portfolio during the period, partially offset by $1.2 million in losses from changes in fair value of securitized mortgage borrowings and securitized mortgage collateral primarily associated with an increase in LIBOR.

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

The change in fair value related to our net trust assets (residual interests in securitizations) was a loss of $304 thousand for the year ended December 31, 2016. The change in fair value of net trust assets, including trust REO was due to $5.9 million in losses on REO during the period attributed to higher expected loss severities on properties held in the long-term mortgage portfolio during the period, partially offset by $5.6 million in gains from changes in fair value of securitized mortgage borrowings, securitized mortgage collateral and investment securities available-for-sale primarily associated with a decrease in LIBOR as well as updated assumptions on certain later vintage trusts with improved performance.

Corporate

	For the Year Ended December 31,
			Increase	%
	2017	2016	(Decrease)	Change
Interest expense	$(2,227)	$(5,536)	3,309	60%
Other expenses	(20,362)	(7,985)	(12,377)	(155)
Net loss before income taxes	$(22,589)	$(13,521)	$(9,068)	(67)%

For the year ended December 31, 2017, interest expense decreased to $2.2 million as compared to $5.5 million for the comparable 2016 period. The decrease was primarily due to a $2.6 million decrease in interest expense related to the payoff of the Term Financing in February 2017 as well as a $637 thousand decrease in interest expense related to the conversion of the original $20.0 million Convertible Notes to common stock in January 2016.

For the year ended December 31, 2017, other expenses increased to $20.4 million as compared to $8.0 million for the comparable 2016 period. The increase was primarily due to an increase in corporate expenses of $6.8 million during 2017 as compared to the same period in 2016 and a reduction in allocated corporate expenses in other segments.  The increase in corporate expenses is due to a $5.3 million increase in legal and professional fees associated with defending litigation, as discussed in Item 8. Note 17 – Commitments and Contingencies of this Form 10-K and a $1.6 million increase in personnel costs primarily associated with our increased investment in technology. Partially offsetting the increase was a $820 thousand decrease in data processing and equipment expense.

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

Liquidity and Capital Resources

During the year ended December 31, 2017, we funded our operations primarily from mortgage lending revenues and to a lesser extent real estate services fees and cash flows from our residual interests in securitizations.  Mortgage lending revenues include gains on sale of loans, net, and other mortgage related income, and real estate services fees including portfolio loss mitigation fees primarily generated from our long-term mortgage portfolio.  During the year ended December 31, 2017, we raised capital by issuing common stock as well as obtained MSR financing facilities, as further described below.  Additionally, we funded mortgage loan originations using warehouse facilities which are repaid once the loan is sold.  We may continue to manage our capital through the financing or sale of mortgage servicing rights.  We may also seek to raise capital by issuing debt or equity, including offering shares through the “At-the-Market” offering (ATM) program we initiated in 2015.

On August 17, 2017, IMC (Borrower), issued a Line of Credit Promissory Note with a lender  providing for a revolving line of credit of $30.0 million  (Freddie Mac Financing). The Borrower is able to borrow up to 55% of the fair market value of Freddie Mac pledged mortgage servicing rights. The Line of Credit has a term until May 31, 2018 and will automatically renew for subsequent one year periods unless the lender provides the Borrower 150 days’ notice of its intention not to renew. Interest payments are payable monthly and accrue interest at the rate per annum equal to LIBOR plus 4.0% and the balance of the obligation  may be prepaid at any time. The obligations under the Freddie Mac Financing are secured by Freddie Mac pledged mortgage servicing rights and Integrated Real Estate Services, Corp. is a guarantor.  At December 31, 2017, $10.0 million was outstanding under the Freddie Mac Financing and was secured by $58.3 million of mortgage servicing rights. In February 2018, the maximum borrowing capacity of the revolving line of credit was increased to $50.0 million and the term was extended to January 31, 2019.

On May 5, 2017, we entered into an exchange agreement pursuant to which we agreed to issue 412,264 shares of our common stock in exchange for trust preferred securities with an aggregate liquidation amount of $8.5 million issued by Impac Capital Trust #4.  Accrued and unpaid interest on the trust preferred securities was paid in cash in the aggregate amount of approximately $14 thousand.   The exchange was based on the carrying value of the trust preferred obligation which was $5.6 million at March 31, 2017 and an agreed upon stock price of $13.68 that determined a fixed number of shares to be issued in the exchange resulting in a discount to par of 34%.  However, because the market value of the common stock was $17.06 on the issuance date (measurement date), we recorded a $1.3 million loss on extinguishment of debt during the year ended December 31, 2017.  The appreciation in stock price from the agreement date to the issuance date of the common stock resulted in a loss on extinguishment of debt.   The annual interest savings will amount to approximately $400 thousand.

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

In February 2017, we entered into a Loan and Security Agreement (Agreement) with a lender  providing for a revolving loan commitment of up to $40.0 million for a period of two years (Fannie Mae Financing) to finance MSRs.  We are able to borrow up to 55% of the fair market value of Fannie Mae pledged servicing rights.  Upon the two year anniversary of the Agreement, any amounts outstanding will automatically be converted into a term loan due and payable in full on the one year anniversary of the conversion date.  Interest payments are payable monthly and accrue interest at the rate per annum equal to one-month LIBOR plus 4.0%. The balance of the obligation may be prepaid at any time. With the initial draw of $35.1 million, a portion of the proceeds were used to pay off the Term Financing (approximately $30.1 million) originally entered into in June 2015.  At December 31, 2017, the outstanding balance of the Fannie Mae Financing was $25.1 million and was secured by $67.3 million of mortgage servicing rights.

During 2017, we paid approximately $19.3 million in contingent consideration payments related to the CCM acquisition for the fourth quarter of 2016 and the first three quarters of 2017 earn-out periods. Additionally, the contingent consideration payment for the fourth quarter of 2017 was approximately $554 thousand and was paid in February 2018.  These contingent consideration payments were based on the performance of the CCM division and over time the earn-out percentage declines. The fourth quarter 2016 earn-out percentage was 55% of the CCM division earnings, as defined. In 2017, the earn-out percentage decreased to 45% and terminated at the end of 2017.

Our results of operations and liquidity are materially affected by conditions in the markets for mortgages and mortgage-related assets, as well as the broader financial markets and the general economy. Concerns over economic recession, geopolitical issues, unemployment, the availability and cost of financing, the mortgage market and real estate market conditions contribute to increased volatility and diminished expectations for the economy and markets. Volatility and uncertainty in the marketplace may make it more difficult for us to obtain financing or raise capital on favorable terms or at all. Our operations and profitability may be adversely affected if we are unable to obtain cost-effective financing.  It is important for us to originate and sell or securitize loans and, when doing so, sell mortgage servicing rights on a timely basis and at a profitable price.  Investors of ours have raised concerns about the prepayment speeds of our loans and this could result in adverse pricing or delays in our ability to sell or securitize loans and sell mortgage servicing rights timely and profitably.

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

Sources of Liquidity

Cash flows from our mortgage lending operations.  We receive loan fees from loan originations. Fee income consists of application and underwriting fees and fees on cancelled loans. These loan fees are offset by the related direct loan origination costs including broker fees related to our wholesale and correspondent channels. In addition, we generally recognize net interest income on loans held for sale from the date of origination through the date of disposition. We sell or securitize substantially all of the loans we originate in the secondary mortgage market, with servicing rights released or retained. Loans are sold on a whole loan basis by entering into sales transactions with third‑party investors in which we receive a premium for the loan and related servicing rights, if applicable. The mortgage lending operations sold $6.9 billion of mortgages through whole loan sales and securitizations during 2017. Additionally, the mortgage lending operations enter into IRLCs and utilize Hedging Instruments to hedge interest rate risk. We may be subject to pair‑off gains and losses associated with these Hedging Instruments. Since we rely significantly upon loan sales to generate cash proceeds to repay warehouse borrowings and to create credit availability, any disruption in our ability to complete sales may require us to utilize other sources of financing, which, if available at all, may be on less favorable terms. In addition, delays in the disposition of our mortgage loans increase our risk by exposing us to credit and interest rate risk for this extended period of time.

We receive servicing income net of subservicing cost and other related servicing expenses from our mortgage servicing portfolio. Additionally, we also may strategically sell MSRs to generate liquidity, keep the amount of capital invested in MSRs at acceptable levels and provide capital needed for further growth. During 2017, our mortgage servicing portfolio increased to $16.3 billion at December 31, 2017, as compared to $12.4 billion at December 31, 2016. The increase was due to servicing retained loan sales of $6.1 billion partially offset by a bulk sale of NonQM MSRs totaling $155.9 million in UPB.  The increase in servicing fees, net was the result of the servicing portfolio increasing 91% to an average balance of $14.7 billion for the year ended December 31, 2017 as compared to an average balance of $7.7 billion for the year ended December 31, 2016.

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

Uses of Liquidity

Acquisition and origination of mortgage loans.  During 2017, the mortgage lending operations originated or acquired $7.1 billion of mortgage loans. Capital invested in mortgages is outstanding until we sell the loans, which is one of the reasons we attempt to sell within 10‑15 days of acquisition or origination. Initial capital invested in mortgage loans includes premiums paid when mortgages are acquired and originated and our capital investment, or “haircut,” required upon financing, which is generally determined by the type of collateral provided and the warehouse facility terms. The mortgage lending operations acquired and originated $7.1 billion of residential mortgages, which were financed with warehouse borrowings at a haircut generally between 2% to 10% of the outstanding principal balance of the mortgage loans. The haircuts are normally recovered from sales proceeds. At December 31, 2017, $10.0 million was outstanding under the Freddie Mac Financing and was secured by $58.3 million of mortgage servicing rights.  In February 2018, the maximum borrowing capacity of the revolving line of credit was increased to $50.0 million and the term was extended to January 31, 2019.

Investment in mortgage servicing rights.  As part of our business plan, we invest in mortgage servicing rights through the sale of mortgage loans on a servicing retained basis. During 2017, we capitalized $56.0 million in mortgage servicing rights from selling $6.1 billion in loans with servicing retained. Partially offsetting this investment was the sale of $895 thousand in servicing rights (approximately $155.9 million of mortgage loans) from the servicing portfolio.

Cash flows from financing facilities and other lending relationships.  We primarily fund our mortgage originations, as well as re‑warehouse customers, through warehouse facilities with third‑party lenders which are primarily with national and regional banks. During 2017, the warehouse facilities borrowing capacity amounted to $960.0 million, of which $575.4 million was outstanding at December 31, 2017. The warehouse facilities are secured by and used to fund single‑family residential mortgage loans until such loans are sold. The warehouse facilities agreements contain certain covenants which we are required to satisfy. In order to mitigate the liquidity risk associated with warehouse borrowings, we attempt to sell our mortgage loans within 10‑15 days from acquisition or origination.

We have recently entered into revolving lines of credit to finance our MSR portfolio.  The MSR financings are secured by Freddie Mac and Fannie Mae servicing rights.  We are able to borrow up to 55% of the fair market value of the servicing rights.  At December 31, 2017, the balance outstanding on the Freddie Mac and Fannie Mae facilities was $10.0 million and $25.1 million, respectively, which were secured by $58.3 million and $67.3 million, respectively, of mortgage servicing rights.

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

Financing Activities

MSR Financing.  On August 17, 2017, we entered into a Line of Credit Promissory Note with a lender providing for a revolving line of credit of $30.0 million  (Freddie Mac Financing). We are able to borrow up to

55% of the fair market value of Freddie Mac pledged mortgage servicing rights. The Line of Credit has a term until May 31, 2018 and will automatically renew for subsequent one year periods unless the lender provides the Borrowers 150 days’ notice of its intention not to renew. Interest payments are payable monthly and accrue interest at the rate per annum equal to LIBOR plus 4.0% and the balance of the obligation may be prepaid at any time.  At December 31, 2017, $10.0 million was outstanding under the Freddie Mac Financing.    In February 2018, the maximum borrowing capacity of the revolving line of credit was increased to $50.0 million and the term was extended to January 31, 2019.

On February 10, 2017, we entered into a Loan and Security Agreement (Agreement) with a lender providing for a revolving loan commitment of $40.0 million for a period of two years (Fannie Mae Financing).  We are able to borrow up to 55% of the fair market value of Fannie Mae pledged servicing rights.  Upon the two year anniversary of the Agreement, any amounts outstanding will automatically be converted into a term loan due and payable in full on the one year anniversary of the conversion date.  Interest payments are payable monthly and accrue interest at the rate per annum equal to one-month LIBOR plus 4.0% and the balance of the obligation may be prepaid at any time.  We initially drew down $35.1 million, and used a portion of the proceeds to pay off the Term Financing (approximately $30.1 million) originally entered into in June 2015 as discussed below.  We also paid the lender an origination fee of $100 thousand, which is deferred and amortized over the life of the Fannie Mae Financing.  At December 31, 2017, the outstanding balance of the Fannie Mae Financing was $25.1 million and was secured by $67.3 million of mortgage servicing rights.

Term Financing.  In June 2015, we entered into a Loan Agreement with a Lender that provided a term loan in the aggregate principal amount of $30.0 million. Interest on the Term Financing accrued at a rate of LIBOR plus 8.5% per annum. At December 31, 2016, the interest rate was 9.2% on the term financing. In June 2016, the maturity of the Term Financing was extended to June 16, 2017 and we paid an additional $100 thousand extension fee, which was amortized using the effective yield method over the life of the term financing.  In February 2017, the proceeds from the Fannie Mae Financing were used to pay off the Term Financing.

Long‑term Debt (Trust Preferred Securities and Junior Subordinated Notes).  On May 5, 2017, we agreed to exchange 412,264 shares of its common stock for the remaining Trust Preferred Securities which had an aggregate liquidation amount of $8.5 million issued by Impac Capital Trust #4.  The interest rate on the Trust Preferred Securities was a variable rate of three-month LIBOR plus 3.75% per annum.  At the time of the exchange, the interest rate was 4.92%. The exchange was based on the carrying value of the trust preferred obligation, which was $5.6 million at March 31, 2017, and an agreed upon stock price that determined a fixed number of shares to be issued in the exchange.  However, because the measurement date of the exchange was the date the common stock was issued when the market price of the common stock was $17.06, we recorded a $1.3 million loss on extinguishment of debt for the difference in stock price from the agreed upon stock price to the stock price on the issuance date of the common stock.

The Junior Subordinated Notes are redeemable at par at any time and require quarterly distributions initially at a fixed rate of 2.00% per annum through December 2013 with increases of 1.00% per year through 2017. Starting in 2018, the interest rates become variable at 3‑month LIBOR plus 3.75% per annum. At December 31, 2017, the interest rate was 6.0%. The Junior Subordinated Notes had an outstanding principal balance of $62.0 million at December 31, 2017 with a stated maturity of March 2034. We are current on all interest payments. At December 31, 2017, long‑term debt had an outstanding principal balance of $62.0 million with an estimated fair value of $45.0 million and is reflected on our consolidated balance sheets as long‑term debt.

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

In May 2015, we issued an additional $25.0 million Convertible Promissory Notes (2015 Convertible Notes). The 2015 Convertible Notes mature on or before May 9, 2020 and accrue interest at a rate of 7.5% per annum, to be paid quarterly. We had approximately $50 thousand in transaction costs, which were deferred and amortized over the life of the 2015 Convertible Notes.

Operating activities.  Net cash (used in) provided by operating activities was $(137.9) million for 2017 as compared to $65.5 million for 2016 and $30.7 million for 2015, primarily due to the timing of originations and sales of loans held‑for‑sale between 2017 and 2015. During 2017,  2016 and 2015, the primary sources of cash in operating activities were cash received from fees generated by our mortgage and real estate service business activities, cash received from mortgage lending and excess cash flows from our residual interests in securitizations offset by operating expenses.

Investing activities.  Net cash provided by investing activities was $677.5 million for 2017 as compared to $641.9 million for 2016 and $714.4 million for 2015. For 2017, 2016 and 2015, the primary source of cash from investing activities was provided by principal repayments on our securitized mortgage collateral, the sale of mortgage servicing rights, proceeds from the liquidation of REO.

Financing activities.  Net cash used in financing activities was $546.5 million for 2017 as compared to $699.7 million for 2016 and $722.7 million for 2015. For 2017, 2016 and 2015, net cash used in financing activities was primarily for principal repayments on securitized mortgage borrowings,  repayment of term financing and payment of the contingent consideration. Partially offsetting the cash used in financing activities was cash provided by net borrowings under warehouse agreements, proceeds from the issuance of common stock, borrowings under the term and MSR financings and convertible notes.

Inflation.  The consolidated financial statements and corresponding notes to the consolidated financial statements have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. For the years ended December 31, 2017 and 2016, inflation had no significant impact on our revenues or net income. Unlike industrial companies, nearly all of our assets and liabilities are monetary in nature. As a result, interest rates have a greater effect on our performance than do the effects of general levels of inflation. Inflation affects our operations primarily through its effect on interest rates, since interest rates normally increase during periods of high inflation and decrease during periods of low inflation.

Off Balance Sheet Arrangements

When we sell or broker loans through whole‑loan sales, we are required to make normal and customary representations and warranties to the loan originators or purchasers, including guarantees against early payment defaults typically 90 days, and fraudulent misrepresentations by the borrowers. Our agreements generally require us to repurchase loans if we breach a representation or warranty given to the loan purchaser. In addition, we may be required to repurchase loans as a result of borrower fraud or if a payment default occurs on a mortgage loan shortly after its sale. Because the loans are no longer on our balance sheet, the representations and warranties are considered a guarantee. During 2017, we sold $6.9 billion of loans subject to representations and warranties compared to $12.8 billion sold in 2016 and $9.2 billion sold in 2015. At December 31, 2017, we had $6.0 million in repurchase reserve as compared to a reserve of $5.4 million as December 31, 2016.

See disclosures in the notes to the consolidated financial statements under “Commitments and Contingencies” for other arrangements that qualify as off balance sheet arrangements.

Contractual Obligations

The following table summarizes our future contractual obligations as of December 31, 2017:

	Payments Due by Period
		Less Than	One to	Three to	More Than
	Total	One Year	Three Years	Five Years	Five Years
Warehouse borrowings (1)	$575,363	$575,363	$—	$—	$—
MSR financings	35,133	10,000	25,133	—	—
Lease commitments (2)	33,952	6,033	10,234	9,361	8,324
Contingent consideration (3)	554	554	—	—	—
2015 Convertible notes (1)	24,974	—	24,974	—	—
Junior subordinated notes (1)	62,000	—	—	—	62,000
Securitized mortgage borrowings (4)	6,339,663	581,553	886,731	632,432	4,238,947
Total contractual obligations and commitments	$7,071,639	$1,173,503	$947,072	$641,793	$4,309,271

(1)	For a description of terms of the Warehouse borrowings, 2015 Convertible notes and Junior subordinated notes, see Note 9. - Debt in the accompanying Notes to the consolidated financial statements.
(2)	For a description of terms of the lease commitments, see Note 17. – Commitments and Contingencies in the accompanying Notes to the consolidated financial statements.
(3)	For a description of the terms of the contingent consideration, see Note 2. – Acquisition of CashCall Mortgage in the accompanying Notes to the consolidated financial statements.
(4)	For a description of securitized mortgage borrowings, see Note 10. – Securitized Mortgage Trusts in the accompanying Notes to the consolidated financial statements.

In addition to the above contractual obligations, we also had commitments to originate mortgage loans of $398.2 million as of December 31, 2017. Commitments to originate mortgage loans do not necessarily reflect future cash requirements as some commitments are expected to expire without being drawn upon and, therefore, those commitments have been excluded from the table above. Such commitments are recorded on our consolidated balance sheets.

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

We used December 31, 2017 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitivity and assume instantaneous, parallel shifts in interest rate yield curves. Management uses sensitivity analysis, such as those summarized below, based on a hypothetical 25 basis point increase or decrease in interest rates, to monitor the risks associated with changes in interest rates. We believe the use of a 50 basis point shift up and down (100 basis point range) is appropriate given the relatively short time period that the mortgage loans pipeline is held on our balance sheet and exposed to interest rate risk (during the processing, underwriting and closing stages of the mortgage loans which can last up to approximately 60 days). We also actively manage our risk management strategy for our mortgage loans pipeline (through the use of economic hedges such as forward loan sale commitments and mandatory delivery commitments) and generally adjust our hedging position daily. In analyzing the interest rate risks associated with our MSRs, management also uses multiple sensitivity analyses (hypothetical 25 and 50 basis point increases and decreases) to review the interest rate risk associated with our MSRs.

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

The following table summarizes the estimated changes in the fair value of our mortgage pipeline, MSRs and related derivatives that are sensitive to interest rates as of December 31, 2017 given hypothetical instantaneous parallel shifts in the yield curve:

	Changes in Fair Value
	Down	Down	Up	Up
	50 bps	25 bps	25 bps	50 bps
Total mortgage pipeline (1)	(635)	(293)	96	160
Mortgage servicing rights (2)	(19,729)	(9,207)	7,860	14,142

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

The Company’s management, with the participation of its chief executive officer (CEO) and its chief financial officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of that date, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

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

As of December 31, 2017, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO). Based on the criteria established by COSO, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2017, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Impac Mortgage Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Impac Mortgage Holdings, Inc.'s (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements, and our report dated March 15, 2018 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitation of Internal Control over Financial Reporting

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

/s/ SQUAR MILNER LLP

Newport Beach, California

March 15, 2018

ITEM 9B. OTHER INFORMATION

Employment Agreement with Joseph R. Tomkinson

On February 15, 2018, we entered into an employment agreement (the “Employment Agreement”) with Joseph Tomkinson as Chief Executive Officer.  Mr. Tomkinson’s previous employment agreement expired on December 31, 2017.  The term of the Employment Agreement is effective January 1, 2018 to December 31 2018.  Either party may terminate the Employment Agreement with at least 90 days’ written notice.  Mr. Tomkinson’s base salary is $650,000 per year and at the end of the term of the Employment Agreement or if it is terminated earlier, Mr. Tomkinson is eligible to receive a bonus based on certain criteria in the sole discretion of, and in an amount and form determined by, the Board of Directors as recommended by the compensation committee.  Mr. Tomkinson is also eligible to receive stock options and other benefits generally available to other employees.

Upon termination for any reason of the Employment Agreement, Mr Tomkinson will receive payment for all accrued salary, vacation time and benefits through the termination date.  Except upon termination with cause and death, Mr. Tomkinson will also receive a severance of $300,000 per year for a period of three years payable in semi-monthly installments, the use of secretarial services for two years and medical coverage for 48 months.  If COBRA benefits are chosen, the Company will also pay the premium for COBRA benefits and an additional 40% of each monthly payment to Mr. Tomkinson to cover tax liability. Otherwise, Mr. Tomkinson will receive up to $1,386 per month for medical insurance plus an additional 40% for each payment. If the Company terminates the Employment Agreement for cause, then Mr. Tomkinson will be paid only his salary and benefits through the termination date.  Termination with cause means a material breach of the terms of the Company’s policies, an act of dishonesty, misappropriation, embezzlement, fraud or similar conduct, a conviction of, or entry of plea of nolo contendere in respect of a felony, material damage to the Company’s property caused by willful or grossly negligent conduct, substance abuse that renders the person unfit to serve as an officer or employee,  failure to comply with reasonable instructions, or conduct that demonstrates unfitness to serve as an officer or employee.   The Employment Agreement may be assigned, at the Company’s discretion, upon a merger or transfer of all or substantially all of the Company's assets.

On March 14, 2018, the Company announced that Mr. Tomkinson will be stepping down from the position of Chairman and Chief Executive Officer as of July 31, 2018.  Mr. Tomkinson will remain a director on the Company’s Board of Directors.

MSR Financing Facility

In February 2018, the maximum borrowing capacity of the Freddie Mac revolving line of credit increased to $50.0 million and the term was extended to January 31, 2019.

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

3.1(P)

Charter of the Registrant (incorporated by reference to the corresponding exhibit number to the Registrant’s Registration Statement on Form S‑11, as amended (File No. 33‑96670), filed with the Securities and Exchange Commission on November 8, 1995).

Exhibit Number	Description
3.1(a)(P)	Certificate of Correction of the Registrant (incorporated by reference to exhibit 3.1(a) of the Registrant’s 10‑K for the year‑ended December 31, 1998).
3.1(b)(P)	Articles of Amendment of the Registrant (incorporated by reference to exhibit 3.1(b) of the Registrant’s 10‑K for the year‑ended December 31, 1998).
3.1(c)(P)

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

3.2(P)	Bylaws, as amended and restated (incorporated by reference to the corresponding exhibit number of the Registrant’s Quarterly Report on Form 10‑Q for the period ending March 31, 1998).
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

Exhibit Number	Description
3.2(e)	Fifth Amendment to Bylaws of the Company (incorporated by reference to Exhibit 3.2(e) of the Registrant’s Form 8‑K, filed with the Securities and Exchange Commission on February 13, 2008).
3.2(f)	Amendment No. 6 to Bylaws of the Company (incorporated by reference to the Registrant’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on June 5, 2008).
3.2(g)

Amendment No. 7 to the Amended and Restated Bylaws of Impac Mortgage Holdings, Inc., as amended (incorporated by reference to the Registrant’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on May 1, 2017).

4.1(P)

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

4.4(a)

First Amendment to Tax Benefits Preservation Rights Agreement, dated as of September 24, 2013, by and between Impac Mortgage Holdings, Inc. and American Stock Transfer & Trust Company, LLC, as rights agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on September 25, 2013).

4.4(b)

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
10.3*

Impac Mortgage Holdings, Inc. 2010 Omnibus Incentive Plan (as amended) (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on July 27, 2017).

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

10.6(a)*

First Amendment dated November 5, 2015 to Employment Agreement between Impac Mortgage Holdings, Inc. and William S. Ashmore (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10‑Q filed with the Securities and Exchange Commission on November 11, 2015).

10.6(b)*	Severance Agreement dated November 1, 2017 between Impac Mortgage Holdings, Inc. and William Ashmore.
10.7*

Employment Agreement effective as of January 1, 2014 between Impac Mortgage Holdings, Inc. and Todd Taylor (incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2013).

10.7(a) *

Amendment dated November 10, 2014 to Employment Agreement with Todd Taylor (incorporated by reference to Exhibit 10.9(a) of the Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2014).

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

10.8(a) *

Amendment dated November 10, 2014 to Employment Agreement with Ron Morrison (incorporated by reference to Exhibit 10.10(a) of the Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2014).

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

Exhibit Number	Description
10.9(a)

Form of Convertible Promissory Note Due 2020 (incorporated by reference to Exhibit 10.1(a) of the Registrant’s Quarterly Report on Form 10‑Q filed with the Securities and Exchange Commission on August 12, 2015).

10.10

Equity Distribution Agreement, dated December 3, 2015, between Impac Mortgage Holdings, Inc. and JMP Securities LLC (incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on December 3, 2015).

10.11

Controlled Equity OfferingSM Sales Agreement, dated December 3, 2015, between Impac Mortgage Holdings, Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.2 of the Registrant’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on December 3, 2015).

10.12

Loan and Security Agreement dated as of February 10, 2017 between Impac Mortgage Corp. and Western Alliance Bank   (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on February 16, 2017).

10.12(a)

Promissory Note dated as of February 10, 2017 issued by Impac Mortgage Corp. to Western Alliance Bank  (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on February 16, 2017).

10.13

Securities Purchase Agreement dated April 18, 2017 by and between Impac Mortgage Holdings, Inc. and certain purchasers (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on April 18, 2017).

10.13(a)

Financial Advisory Agreement, dated April 4, 2017, between Impac Mortgage Holdings, Inc. and JMP Securities LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on April 18, 2017).

10.14

Exchange Agreement dated May 5, 2017 by and between Impac Mortgage Holdings, Inc. and certain investors (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2017).

10.15

Line of Credit Promissory Note with Merchants Bank of Indiana, dated August 17, 2017  (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2017).

10.15(a)

Security Agreement executed by Impac Mortgage Corp. in favor of Merchants Bank of Indiana, dated August 17, 2017 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2017).

10.15(b)	Amendment dated February 7, 2018 to Line of Credit Promissory Note with Merchants Bank of Indiana.
10.16*	Employment agreement effective as of January 1, 2018 between Impac Mortgage Holdings, Inc. and Joseph Tomkinson.
12.1	Computation of Ratios of Earnings to Fixed Charges.
21.1	Subsidiaries of the Registrant (incorporated by reference from the Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2013).
23.1	Consent of Squar Milner LLP.
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S‑K, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S‑K, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101

The following financial information from our Annual Report on Form 10‑K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Stockholders’ Equity, (4) the Condensed Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

NOTE: Filings on Form 10‑K, 10‑Q and 8‑K are under SEC File No. 001‑14100.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on the 15th day of March 2018.

IMPAC MORTGAGE HOLDINGS, INC.

by	/s/ Joseph R. Tomkinson
Joseph R. Tomkinson
Chairman of the Board
and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph R. Tomkinson	Chairman of the Board, Chief Executive Officer and	March 15, 2018
Joseph R. Tomkinson	Director (Principal Executive Officer)

/s/ Todd R. Taylor	Chief Financial Officer (Principal Financial and	March 15, 2018
Todd R. Taylor	Accounting Officer)

/s/ Thomas B. Akin	Director	March 15, 2018
Thomas B. Akin

/s/ James Walsh	Director	March 15, 2018
James Walsh

/s/ Frank P. Filipps	Director	March 15, 2018
Frank P. Filipps

/s/ Stephan R. Peers	Director	March 15, 2018
Stephan R. Peers

/s/ Leigh J. Abrams	Director	March 15, 2018
Leigh J. Abrams

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Impac Mortgage Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Impac Mortgage Holdings, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 15, 2018, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Squar Milner LLP

We have served as the Company’s auditor since 2008.

Newport Beach, California

March 15, 2018

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	December 31,
	2017	2016

ASSETS
Cash and cash equivalents	$33,223	$40,096
Restricted cash	5,876	5,971
Mortgage loans held-for-sale	568,781	388,422
Finance receivables	41,777	62,937
Mortgage servicing rights	154,405	131,537
Securitized mortgage trust assets	3,670,550	4,033,290
Goodwill	104,587	104,938
Intangible assets, net	21,582	25,778
Loans eligible for repurchase from Ginnie Mae	47,697	9,917
Other assets	33,222	60,848
Total assets	$4,681,700	$4,863,734
LIABILITIES
Warehouse borrowings	$575,363	$420,573
MSR financings	35,133	—
Term financing, net	—	29,910
Convertible notes, net	24,974	24,965
Long-term debt	44,982	47,207
Securitized mortgage trust liabilities	3,653,265	4,017,603
Liability for loans eligible for repurchase from Ginnie Mae	47,697	9,917
Contingent consideration	554	31,072
Other liabilities	34,585	51,447
Total liabilities	4,416,553	4,632,694

Commitments and contingencies (See Note 17)

STOCKHOLDERS’ EQUITY
Series A-1 junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none issued or outstanding	—	—
Series B 9.375% redeemable preferred stock, $0.01 par value; liquidation value $16,640; 2,000,000 shares authorized, 665,592 noncumulative shares issued and outstanding as of December 31, 2017 and December 31, 2016	7	7
Series C 9.125% redeemable preferred stock, $0.01 par value; liquidation value $35,127; 5,500,000 shares authorized; 1,405,086 noncumulative shares issued and outstanding as of December 31, 2017 and December 31, 2016	14	14
Common stock, $0.01 par value; 200,000,000 shares authorized; 20,949,679 and 16,019,983 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	209	160
Additional paid-in capital	1,233,704	1,168,125
Net accumulated deficit:
Cumulative dividends declared	(822,520)	(822,520)
Retained deficit	(146,267)	(114,746)
Net accumulated deficit	(968,787)	(937,266)
Total stockholders’ equity	265,147	231,040
Total liabilities and stockholders’ equity	$4,681,700	$4,863,734

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Year Ended
	December 31,
	2017	2016	2015
Revenues:
Gain on sale of loans, net	$136,147	$311,017	$169,206
Real estate services fees, net	5,856	8,395	9,850
Servicing fees, net	31,902	13,734	6,102
Loss on mortgage servicing rights, net	(35,880)	(36,441)	(18,598)
Other	680	1,051	397
Total revenues	138,705	297,756	166,957
Expenses:
Personnel expense	89,647	124,559	77,821
Business promotion	40,276	42,571	27,650
General, administrative and other	37,775	33,771	27,988
Accretion of contingent consideration	2,058	6,997	8,142
Change in fair value of contingent consideration	(13,326)	30,145	(45,920)
Total expenses	156,430	238,043	95,681
Operating income	(17,725)	59,713	71,276

Other income (expense):
Interest income	230,330	263,600	276,799
Interest expense	(225,987)	(260,810)	(274,853)
Loss on extinguishment of debt	(1,265)	—	—
Change in fair value of long-term debt	(2,949)	(14,436)	(8,661)
Change in fair value of net trust assets, including trust REO gains (losses)	6,213	(304)	(5,638)
Total other income (expense)	6,342	(11,950)	(12,353)
(Loss) earnings before income taxes	(11,383)	47,763	58,923
Income tax expense (benefit)	20,138	1,093	(21,876)
Net (loss) earnings	$(31,521)	$46,670	$80,799
(Loss) earnings per common share:
Basic	$(1.62)	$3.54	$8.00
Diluted	(1.62)	3.31	6.40

See accompanying notes to consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Preferred		Common		Additional	Cumulative		Total
	Shares	Preferred	Shares	Common	Paid-In	Dividends	Retained	Stockholders’
	Outstanding	Stock	Outstanding	Stock	Capital	Declared	Deficit	Equity
Balance, December 31, 2014	2,070,678	$21	9,588,532	$96	$1,089,574	$(822,520)	$(242,215)	$24,956

Proceeds and tax benefit from exercise of stock options	—	—	243,971	2	970	—	—	972
Stock based compensation	—	—	—	—	1,613	—	—	1,613
Shares issued related to CashCall acquisition (Note 2)	—	—	494,017	5	6,145	—	—	6,150
Net earnings	—	—	—	—	—	—	80,799	80,799
Balance, December 31, 2015	2,070,678	$21	10,326,520	$103	$1,098,302	$(822,520)	$(161,416)	$114,490

Proceeds and tax benefit from exercise of stock options	—	—	42,954	1	217	—	—	218
Stock based compensation	—	—	—	—	2,131	—	—	2,131
Common stock issuance, net			3,811,429	38	47,493	—	—	47,531
Convertible note share issuance	—	—	1,839,080	18	19,982	—	—	20,000
Net earnings	—	—	—	—	—	—	46,670	46,670
Balance, December 31, 2016	2,070,678	$21	16,019,983	$160	$1,168,125	$(822,520)	$(114,746)	$231,040

Proceeds and tax benefit from exercise of stock options	—	—	94,051	1	592	—	—	593
Stock based compensation	—	—	—	—	2,548	—	—	2,548
Common stock issuance, net	—	—	4,423,381	44	55,410	—	—	55,454
Trust preferred exchange	—	—	412,264	4	7,029	—	—	7,033
Net loss	—	—	—	—	—	—	(31,521)	(31,521)
Balance, December 31, 2017	2,070,678	$21	20,949,679	$209	$1,233,704	$(822,520)	$(146,267)	$265,147

See accompanying notes to consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended
	December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings	$(31,521)	$46,670	$80,799
Loss on sale of mortgage servicing rights	93	10,688	8,046
Change in fair value of mortgage servicing rights	37,904	24,388	10,939
Loss on extinguishment of debt	1,265	—	—
Gain on sale of mortgage loans	(135,749)	(309,185)	(162,988)
Change in fair value of mortgage loans held-for-sale	(8,367)	22	(404)
Change in fair value of derivatives lending, net	6,055	(1,807)	(6,916)
Provision for repurchases	1,557	379	1,012
Origination of mortgage loans held-for-sale	(7,111,734)	(12,924,252)	(9,258,350)
Sale and principal reduction on mortgage loans held-for-sale	7,019,442	13,026,911	9,252,839
(Gains) losses from REO	(7,425)	5,934	6,595
Change in fair value of net trust assets, excluding REO	1,212	(7,347)	(5,021)
Change in fair value of long-term debt	2,949	14,436	8,661
Accretion of interest income and expense	86,189	126,598	148,121
Amortization of intangible and other assets	4,768	4,769	3,576
Accretion of contingent consideration	2,058	6,997	8,142
Change in fair value of contingent consideration	(13,326)	30,145	(45,920)
Amortization of debt issuance costs and discount on note payable	166	440	334
Stock-based compensation	2,548	2,131	1,613
Impairment of deferred charge	858	1,278	1,558
Impairment of goodwill	351	—	—
Excess tax benefit from share based compensation	(367)	—	—
Change in deferred tax assets, net	20,105	—	(24,420)
Net change in restricted cash	95	(2,497)	(1,054)
Net change in other assets	794	(6,616)	(5,361)
Net change in other liabilities	(17,805)	15,394	8,863
Net cash (used in) provided by operating activities	(137,885)	65,476	30,664

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in securitized mortgage collateral	632,524	619,844	649,454
Proceeds from the sale of mortgage servicing rights	802	6,837	67,111
Purchase of mortgage servicing rights	(5,618)	—	-
Finance receivable advances to customers	(909,719)	(928,238)	(664,550)
Repayments of finance receivables	930,879	901,669	636,540
Net change in mortgages held-for-investment	11	46	46
Purchase of premises and equipment	(469)	(266)	109
Net principal change on investment securities available-for-sale	—	47	90
Acquisition of CashCall Mortgage	—	—	(7,500)
Proceeds from the sale of REO	29,082	41,962	33,087
Net cash provided by investing activities	677,492	641,901	714,387

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	55,454	47,531	—
Issuance of convertible notes	—	—	25,000
Issuance of term financing	—	—	30,000
Repayment of MSR financing	(25,000)	—	—
Borrowings under MSR financing	60,133	—	—
Repayment of warehouse borrowings	(6,743,048)	(12,318,880)	(8,825,747)
Borrowings under warehouse agreements	6,897,838	12,413,837	8,924,645
Repayment of line of credit	—	—	(11,000)
Borrowings under line of credit	—	—	7,000
Repayment of short-term borrowing	—	—	(15,000)
Repayment of term financing	(30,000)	—	—
Payment of acquisition related contingent consideration	(19,250)	(54,149)	(38,110)
Short-term borrowing	—	—	15,000
Repayment of securitized mortgage borrowings	(742,421)	(787,644)	(828,195)
Principal payments on short-term debt	—	—	(6,000)
Principal payments on capital lease	(324)	(503)	(781)
Debt issuance costs	(100)	(100)	(500)
Tax payments on stock based compensation awards	(355)	—	—
Proceeds from exercise of stock options	593	218	973
Net cash used in financing activities	(546,480)	(699,690)	(722,715)
Net change in cash and cash equivalents	(6,873)	7,687	22,336
Cash and cash equivalents at beginning of year	40,096	32,409	10,073
Cash and cash equivalents at end of year	$33,223	$40,096	$32,409

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

	For the Year Ended
	December 31,
	2017	2016	2015
SUPPLEMENTARY INFORMATION:
Interest paid	$93,802	$77,469	63,283
Taxes paid, net of refunds	76	339	1,229
NON-CASH TRANSACTIONS:
Transfer of securitized mortgage collateral to real estate owned	$18,800	$39,706	$40,471
Mortgage servicing rights retained from loan sales and issuance of mortgage backed securities	56,049	128,273	98,103
Common stock issued upon long-term debt exchange	7,033	—	—
Common stock issued upon conversion of debt	—	20,000	—
Acquisition of equipment purchased through capital leases	—	551	413
Acquisition related goodwill asset related to CashCall	—	—	104,586
Acquisition related intangible assets related to CashCall	—	—	33,122
Acquisition related contingent consideration liability related to CashCall	—	—	124,592
Common stock issued related to CashCall acquisition	—	—	6,150

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

Cash balances that have restrictions as to the Company’s ability to withdraw funds are considered restricted cash. At December 31, 2017 and 2016, restricted cash totaled $5.9 million and $6.0 million, respectively. The restricted cash is the result of the terms of the Company’s warehouse borrowings. In accordance with the terms of the Master Repurchase Agreements related to the warehouse borrowings, the Company is required to maintain cash balances with the lender as additional collateral for the borrowings (See Note 9.—Debt).

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

Mortgage Servicing Rights

The Company accounts for mortgage loan sales in accordance with FASB ASC 860, Transfers and Servicing. Upon sale of mortgage loans on a service-retained basis, the LHFS are removed from the balance sheet, mortgage servicing rights (MSRs) are recorded as an asset for servicing rights retained. The Company elected to measure MSRs at fair value as prescribed by FASB ASC 860-50-35, and as such, servicing assets or liabilities are valued using discounted cash flow modeling techniques using assumptions regarding future net servicing cash flow, including prepayment rates, discount rates, servicing cost and other factors. Changes in estimated fair value are reported in the accompanying consolidated statements of operations within loss on mortgage servicing rights, net.

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

Real Estate Owned

Real estate owned (REO) on the balance sheet are primarily assets within the securitized trusts but are recorded as a separate asset for accounting and reporting purposes and are within the long‑term mortgage portfolio. REO, which consists of residential real estate acquired in satisfaction of loans, is carried at net realizable value, which includes the estimated fair value of the residential real estate less estimated selling and holding costs. Adjustments to the loan carrying value required at the time of foreclosure affect the carrying amount of REO. Subsequent write‑downs in the net realizable value of REO are included in change in fair value of net trust assets, including trust REO (losses) gains in the consolidated statements of operations.

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

Goodwill and other intangible assets deemed to have indefinite lives generated from purchase business combinations are not subject to amortization but are instead tested for impairment no less than annually.  Impairment exists when the carrying value exceeds its implied fair value.  An impairment loss, if any, is measured as the excess of carrying value over the implied fair value and would be recorded in general, administrative and other expense in the consolidated statements of operations.  Intangible assets with definite lives are amortized over their estimated lives using an amortization method that reflects the pattern in which the economic benefits of the asset are consumed.

Business Combinations

Business combinations are accounted for under the acquisition method of accounting in accordance with FASB ASC Topic 805, Business Combinations. Under the acquisition method, the acquiring entity in a business combination recognizes 100 percent of the acquired assets and assumed liabilities, regardless of the percentage owned, at their estimated fair values as of the date of acquisition. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. To the extent the fair value of net assets acquired, including other identifiable assets, exceeds the purchase price, a bargain purchase gain is recognized. Assets acquired and liabilities assumed which involve contingencies must also be recognized at their estimated fair value, provided such fair value can be determined during the measurement period. Acquisition-related costs, including severance, conversion and other restructuring charges, such as abandoned space accruals, are expensed as incurred. Results of operations of an acquired business are included in the consolidated statements of operations from the date of acquisition.

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

To mitigate exposure to the effect of changing interest rates on cash flows on securitized mortgage borrowings, the Company purchased derivative instruments primarily in the form of interest rate swap agreements (swaps) and, to a lesser extent, interest rate cap agreements (caps) and interest rate floor agreements (floors). There were no outstanding derivatives as of December 31, 2017 and December 31, 2016

The fair value of the Company’s swaps, caps, floors and other derivative instruments is generally based on market prices provided by dealers and market makers, or estimates of future cash flows from these financial instruments.

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

The fair value of IRLCs and Hedging Instruments are represented as derivative assets, lending and derivative liabilities, lending in Note 13.—Fair Value of Financial Instruments.

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

The Company does not consolidate trust preferred entities (which are sometimes hereinafter referred to as capital trusts) since the Company does not have a variable interest in the trust. Instead, the Company records its investment in the trust preferred entities (included in other assets in the accompanying consolidated balance sheets) and accounts for such under the equity method of accounting and reflects a liability for the issuance of the notes to the trust preferred entities.  As part of the trust preferred exchange on May 5, 2017, the Company wrote off the remaining investment in trust preferred entities.  Refer to Note 9.—Debt.

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

Revenue Recognition for Fees from Services

The Company follows FASB ASC 605, Revenue Recognition, which provides guidance on the application of GAAP to selected revenue recognition issues relates to our real estate services fees.

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

The fair value of each stock option granted under the Company’s stock-based compensation plan is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and assumptions noted in Note 18.—Share Based Payments and Employee Benefit Plans. The risk-free interest rate is based on the U.S. Treasury rate with a term equal to the expected term of the option grants on the date of grant.

FASB ASC 718 requires forfeitures to be estimated at the time of grant and prospectively revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock‑based compensation expense is recorded net of estimated forfeitures for the years ended December 31, 2017, 2016 and 2015, such that the expense was recorded only for those stock‑based awards that were expected to vest during such periods. Refer to Note 18.—Share Based Payments and Employee Benefit Plans.

Income Taxes

In accordance with FASB ASC 740, Income Taxes, the Company records income tax expense as well as deferred tax assets and liabilities. Current income tax expense approximates taxes to be paid or refunded for the current period and includes income tax expense related to uncertain tax positions and amortization/impairment of deferred charge, explained below. The Company determines deferred income taxes using the balance sheet method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and recognizes enacted changes in tax rates and laws in the period in which they occur. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized subject to management’s judgment that realization is “more likely than not.” Uncertain tax positions that meet the more likely than not recognition threshold are measured to determine the amount of benefit to recognize. An uncertain tax position is measured at the largest amount of benefit that management believes has a greater than 50% likelihood of realization upon settlement.

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

Earnings per Common Share

Basic earnings per common share is computed on the basis of the weighted average number of shares outstanding for the year divided into earnings for the year. Diluted earnings per common share is computed on the basis of the weighted average number of shares and dilutive common equivalent shares outstanding for the year divided by earnings for the year, unless anti‑dilutive. Refer to Note 14.—Reconciliation of Earnings Per Share.

Recent Accounting Pronouncements

Accounting Standards Update (ASU) No. 2014-09, 2015-04, 2016-08, 2016-10, 2016-12, 2016-20, 2017-13 and 2017-14, collectively implemented as Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), “Revenue from Contracts with Customers (Topic 606)”, provides guidance for revenue recognition. This ASC’s core principle requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects consideration to which the company expects to be entitled in exchange for those goods or services. The standard also clarifies the principal versus agent considerations, providing the evaluation must focus on whether the entity has control of the goods or services before they are transferred to the customer. The new standard permits the use of either the modified retrospective or full retrospective transition method. The Company's revenue is primarily generated from loan originations, loan servicing and real estate services. Origination revenue is comprised of fee income earned at origination of a loan, interest income earned for the period the loans are held, and gain on sale on loans upon disposition of the loan. Servicing revenue is comprised of servicing fees and other ancillary fees in connection with our servicing activities. Real estate services revenue is comprised of income earned from various real estate services and support such as loss mitigation, loan modification, surveillance and disposition and monitoring services. The Company has performed a review of the new guidance as compared to current accounting policies and have evaluated all services rendered to customers as well as underlying contracts to determine the impact of this standard to the Company’s revenue recognition process. The majority of services rendered by the Company in connection with loan originations, loan servicing and the long-term mortgage portfolio are not within the scope of FASB ASC 606. However, the Company identified real estate services revenues that are within the scope of FASB ASC 606 for which the Company does not anticipate the impact to be materially different from the current revenue recognition processes. The Company’s implementation efforts to date include identification of revenue streams within the scope of the guidance, and the review of revenue contracts to assess the impact at a customer level. The Company adopted this guidance on January 1, 2018, and the adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities."  The amendments in ASU 2016-01, among other things, requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables); requires separate presentation in other comprehensive income for the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost.  The update is effective for interim and annual reporting periods beginning after December 15, 2017, using a cumulative-effect adjustment to the balance sheet as of the beginning of the year adopted. The Company adopted this guidance on January 1, 2018, and the adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU) No. 2016-02, “Leases (Topic 842).” Under ASU 2016-02, an entity will be required to recognize assets and liabilities for the rights and obligations created by leases on the entity’s balance sheet for both finance and operating leases. For leases with a term of 12 months or less, an entity can elect to not recognize lease assets and lease liabilities and expense the lease over a straight-line basis for the term of the lease. ASU 2016-02 will require new disclosures that depict the amount, timing, and uncertainty of cash flows pertaining to an entity’s leases. Companies are required to adopt the new standard using a modified retrospective approach for annual and interim periods beginning after December 15, 2018. Early adoption of ASU 2016-02 is permitted. When adopted, the Company does not expect ASU 2016-02 to have a material impact on its results of operations, equity or cash flows. The impact of this ASU on the Company’s consolidated financial position will be based on leases outstanding at the time of adoption.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company adopted this change prospectively on January 1, 2017 and did not adjust prior periods.  The amendments allow for a one-time accounting policy election to either account for forfeitures as they occur or continue to estimate forfeitures as required by current guidance. The Company has elected to continue estimating forfeitures under the current guidance. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326).” This update requires companies to measure all expected credit losses for financial assets held at the reporting date. The standard also amends the accounting for credit losses on available-for-sale debt securities, purchased financial assets with credit deterioration and trade and other receivables. The standard will take effect for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The update amends the guidance in Accounting Standards Codification 230, Statement of Cash Flows, and clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows with the objective of reducing the existing diversity in practice related to eight specific cash flow issues. In addition, in November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash (ASU 2016-18). This ASU clarifies certain existing principles in FASB ASC 230, including providing additional guidance related to transfers between cash and restricted cash and how entities present, in their statement of cash flows, the cash receipts and cash payments that directly affect the restricted cash accounts. These ASUs will be effective for the Company’s fiscal year beginning December 1, 2018 and subsequent interim periods. Early adoption is permitted. The adoption of ASU 2016-15 and ASU 2016-18 will modify the Company's current disclosures and reclassifications within the consolidated statements of cash flows but they are not expected to have a material effect on the Company’s consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” This ASU requires entities to recognize at the transaction date the income tax consequences of intercompany asset transfers other than inventory. This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. The adoption of this standard should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company adopted this guidance on January 1, 2018, which resulted in a $7.8 million cumulative effect adjustment to opening retained earnings.  The adoption of this ASU did not have a material impact on the consolidated financial statements.

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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.”  This ASU improves certain aspects of the hedge accounting model including making more risk management strategies eligible for hedge accounting and simplifying the assessment of hedge effectiveness. ASU 2017-12 is effective for all annual periods beginning after December 15, 2018 and interim periods within those fiscal years.  Early adoption is permitted and requires a prospective adoption with a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption for existing hedging relationships. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

Pursuant to the Asset Purchase Agreement, and subject to the terms and conditions contained therein, the purchase price consisted of a fixed component and a contingent component. The fixed component included (i) the aggregate payment of $10 million in cash, payable in installments through January 2016 and (ii) 494,017 newly issued unregistered shares of the Company. The contingent component consisted of a three year earn-out provision beginning on the effective date (January 2, 2015) of 100% of pre-tax net earnings of CCM for January and February of 2015, 65% of the pretax net earnings for the next 10 months of 2015, 55% of pre-tax 2016 net earnings and 45% of pretax 2017 net earnings. During the year ended December 31, 2015, consideration paid to CashCall, Inc. included $7.5 million cash and 494,017 shares of common stock of the Company (issued April 1, 2015) valued at $6.2 million, pursuant to the fixed component of the Asset Purchase Agreement and $38.1 million pursuant to the earn-out provision.  During the year ended December 31, 2016, consideration paid to CashCall, Inc. was $2.5 million in cash pursuant to the fixed component of the Asset Purchase Agreement and $54.1 million, pursuant to the earn-out provision.  During the year ended December 31, 2017, consideration paid to CashCall, Inc. was $19.3 million, pursuant to the earn-out provision.  In February 2018, consideration paid to CashCall, Inc. for the fourth quarter of 2017 earn-out period was $554 thousand.

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

The table below presents the purchase price allocation of the estimated acquisition date fair values of assets acquired and the liabilities assumed:

Consideration paid:
Cash	$5,000
IMH common stock	6,150
Deferred payments	5,000
Contingent consideration (1)	124,592
$140,742
Assets acquired:
Trademark	$17,251
Customer list	10,170
Non-compete agreement	5,701
Fixed assets and software	3,033
Total assets acquired	36,155
Liabilities assumed:
Total liabilities assumed	—
Goodwill	$104,587

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

Unaudited Pro Forma Results of Operations

The following table presents unaudited pro forma results of operations for the periods presented as if the CCM acquisition had been completed on January 1, 2014.  The unaudited pro forma results of operations include the historical accounts of the Company and CCM and pro forma adjustments, including the amortization of intangibles with definite lives, depreciation of fixed assets, accretion of discount on contingent consideration, elimination of commissions and loan due diligence costs of IMC.  The unaudited pro forma information is intended for informational purposes only and is not necessarily indicative of the future operating results or operating results that would have occurred had the CCM acquisition been completed at the beginning of 2014.  No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions.

For the Year Ended
December 31,
2015
Revenues	$185,357
Other (expense) income	(12,143)
Expenses	(166,111)
Pretax net earnings (loss)	$7,103

For the year ended December 31, 2015, revenues from CCM totaled $135.3 million.  For the year ended

December 31, 2015, expenses from operations were $80.9 million.  During the first quarter of 2015 prior to the close of the acquisition, expenses related to CCM were included in gain on sale of loans, net in the consolidated statements of operations.

Note 3.—Mortgage Loans Held-for-Sale

A summary of the unpaid principal balance (UPB) of mortgage loans held-for-sale by type is presented below:

	December 31,	December 31,
	2017	2016
Government (1)	$263,512	$146,305
Conventional (2)	193,055	168,581
Other (3)	93,012	62,701
Fair value adjustment (4)	19,202	10,835
Total mortgage loans held for sale	$568,781	$388,422

(1)	Includes all government-insured loans including Federal Housing Administration (FHA), Veterans Affairs (VA) and United States Department of Agriculture (USDA).
(2)	Includes loans eligible for sale to Fannie Mae and Freddie Mac.
(3)	Includes NonQM and Jumbo loans.

(4)  Changes in fair value are included in gain on sale of loans, net on the accompanying consolidated statements of operations.

The Company does not have any delinquent or nonaccrual mortgage loans held-for-sale as of December 31, 2017 or 2016.

Gain on sale of loans, net in the consolidated statements of operations is comprised of the following for the years ended December 31, 2017, 2016 and 2015:

	For the Year Ended
	December 31,
	2017	2016	2015
Gain on sale of mortgage loans	$187,204	$321,392	$232,552
Premium from servicing retained loan sales	56,049	128,273	98,103
Unrealized (losses) gains from derivative financial instruments	(6,412)	2,326	6,827
Realized (losses) gains from derivative financial instruments	(4,576)	6,224	(7,045)
Mark to market gain (loss) on LHFS	8,367	(22)	404
Direct origination expenses, net	(102,928)	(146,797)	(160,623)
Provision for repurchases	(1,557)	(379)	(1,012)
Total gain on sale of loans, net	$136,147	$311,017	$169,206

Note 4.—Finance Receivables

The Company uses a portion of the excess warehouse borrowing capacity to provide secured short-term revolving financing to small and medium-size mortgage originators to finance mortgage loans from the closing of the mortgage loans until sold to investors. The finance receivables are secured by residential mortgage loans as well as personal guarantees. There are no nonaccrual finance receivables as of December 31, 2017 and 2016.

A summary of outstanding warehouse lines to non-affiliated customers and outstanding balances of December 31, 2017 and 2016 are presented below:

	December 31,
	2017	2016
Uncommitted warehouse lines to non-affiliated customers	$123,000	$175,500
Outstanding balance	41,777	62,937

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

The following table summarizes the activity of MSRs for the years ended December 31, 2017 and 2016:

	December 31,	December 31,
	2017	2016
Balance at beginning of period	$131,537	$36,425
Additions from servicing retained loan sales	56,049	128,273
Addition from purchases	5,618	—
Reductions from bulk sales (1)	(895)	(8,773)
Changes in fair value (2)	(37,904)	(24,388)
Fair value of MSRs at end of period	$154,405	$131,537

(1)	In the first quarter of 2017, the Company sold all but a small portion of its NonQM MSRs.
(2)	Changes in fair value are included within loss on mortgage servicing rights in the consolidated statements of operations.

At December 31, 2017 and 2016, the outstanding principal balance of the mortgage servicing portfolio was comprised of the following:

	December 31,	December 31,
	2017	2016
Government insured	$2,834,680	$1,359,569
Conventional (1)	13,493,463	10,815,998
NonQM	1,957	175,955
Total loans serviced	$16,330,100	$12,351,522

(1)  At December 31, 2017 and 2016, $13.5 billion and $10.8 billion, respectively, of Fannie Mae and Freddie Mac servicing has been pledged as collateral as part of the MSR Financing (See Note 9.—Debt).  Pledged collateral was approximately 81% and 86% of the fair value of Mortgage servicing rights in the consolidated balance sheets at December 31, 2017 and 2016, respectively.

The table below illustrates hypothetical changes in the fair value of MSRs, caused by assumed immediate changes to key assumptions that are used to determine fair value. See Note 13.—Fair Value of Financial Instruments for a description of the key assumptions used to determine the fair value of MSRs.

	December 31,	December 31,
Mortgage Servicing Rights Sensitivity Analysis	2017	2016
Fair value of MSRs	$154,405	$131,537
Prepayment Speed:
Decrease in fair value from 10% adverse change	(5,643)	(4,956)
Decrease in fair value from 20% adverse change	(11,275)	(9,593)
Decrease in fair value from 30% adverse change	(16,807)	(13,940)
Discount Rate:
Decrease in fair value from 10% adverse change	(5,461)	(4,927)
Decrease in fair value from 20% adverse change	(10,555)	(9,511)
Decrease in fair value from 30% adverse change	(15,316)	(13,786)

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

Loss on mortgage servicing rights, net is comprised of the following for the years ended December 31, 2017, 2016 and 2015:

	For the Year Ended
	December 31,
	2017	2016	2015
Change in fair value of mortgage servicing rights	$(37,904)	$(24,388)	$(10,939)
Loss on sale of mortgage servicing rights	(93)	(10,688)	(8,046)
Realized and unrealized gains (losses) from hedging instruments	2,117	(1,365)	387
Loss on mortgage servicing rights, net	$(35,880)	$(36,441)	$(18,598)

Servicing fees, net is comprised of the following for the years ended December 31, 2017, 2016 and 2015:

	For the Year Ended
	December 31,
	2017	2016	2015
Contractual servicing fees	$38,025	$17,497	$8,547
Late and ancillary fees	409	174	129
Subservicing and other costs	(6,532)	(3,937)	(2,574)
Servicing fees, net	$31,902	$13,734	$6,102

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

The following table presents the changes in the carrying amount of goodwill for the period indicated:

Balance at December 31, 2015	$104,938
Additions (Impairment)	—
Balance at December 31, 2016	$104,938
Impairment (1)	(351)
Balance at December 31, 2017	$104,587

(1)  Impairment is related to the wind down of certain services within our real estate services segment and is included in general, administrative and other expense on the consolidated statement of operations for the year ended December 31, 2017.

As part of the acquisition of CCM, the purchase price of the intangible assets the Company acquired, are listed below for the periods indicated:

	Gross Carrying	Accumulated	Net Carrying Amount
	Amount	Amortization	at December 31, 2017	Remaining Life
Intangible assets:
Trademark	$17,251	$(3,216)	$14,035	12.0
Customer relationships	10,170	(4,143)	6,027	4.0
Non-compete agreement	5,701	(4,181)	1,520	1.0
Total intangible assets acquired	$33,122	$(11,540)	$21,582	9.0

	Gross Carrying	Accumulated	Net Carrying Amount
	Amount	Amortization	at December 31, 2016
Intangible assets:
Trademark	$17,251	$(2,047)	$15,204
Customer relationships	10,170	(2,637)	7,533
Non-compete agreement	5,701	(2,660)	3,041
Total intangible assets acquired	$33,122	$(7,344)	$25,778

The Company recognized $4.2 million of amortization expense associated with intangible assets for each of the years ended December 31, 2017 and 2016. The following table presents the estimated aggregate amortization expense for the years ending December 31;

Amortization Expense
2018	$4,197
2019	2,676
2020	2,676
2021	2,676
2022 and thereafter	9,357
Total future amortization expense	$21,582

Note 7. —Loans Eligible for Repurchase from Ginnie Mae

The Company routinely sells loans in Ginnie Mae guaranteed MBS by pooling eligible loans through a pool custodian and assigning rights to the loans to Ginnie Mae. When these Ginnie Mae loans are initially pooled and securitized, the Company meets the criteria for sale treatment and de-recognizes the loans. The terms of the Ginnie Mae MBS program allow, but do not require, the Company to repurchase mortgage loans when the borrower has made no payments for three consecutive months. When the Company has the unconditional right, as servicer, to repurchase Ginnie Mae pool loans it has previously sold and are more than 90 days past due, the Company then re-recognizes the loans on its balance sheet, at their unpaid principal balances and records a corresponding liability in other liabilities in the consolidated balance sheets.  The balance of the Ginnie Mae serviced loans that were 90 or more days past due at December 31, 2017 and 2016 totaled $47.7 million and $9.9 million, respectively. As part of the Company’s repurchase reserve, the Company records a repurchase provision to provide for estimated losses from the sale or securitization of all mortgage loans, including these loans.

Note 8.—Other Assets

Other Assets

Other assets consisted of the following:

	December 31,	December 31,
	2017	2016
Deferred charge (See Note 13)	$7,827	$8,685
Accounts receivable, net	5,401	6,953
Derivative assets – lending (See Note 11)	4,777	11,169
Deferred tax asset, net (See Note 15)	4,315	24,420
Prepaid expenses	3,001	3,179
Servicing advances	2,853	3,075
Accrued interest receivable	1,397	333
Developed software, net	1,145	1,717
Premises and equipment, net	862	976
Other	1,644	341
Total other assets	$33,222	$60,848

Accounts Receivable, net

Accounts receivable are primarily holdbacks from MSR sales which are generally collected within six months of the sale date, cash due to the Company related to hedging instruments and fees earned for real estate services rendered, generally collected one month in arrears.  Accounts receivable are stated at their carrying value, net of $95 thousand and $86 thousand reserve for doubtful accounts as of December 31, 2017 and 2016, respectively.

Servicing Advances

The Company is required to advance certain amounts to meet its contractual loan servicing requirements. The Company advances principal, interest, property taxes and insurance for borrowers that have insufficient escrow accounts, plus any other costs to preserve the property. Also, the Company will advance funds to maintain, repair and market foreclosed real estate properties. The Company is entitled to recover advances from the borrowers for reinstated and performing loans or from proceeds of liquidated properties. Servicer advances totaled $2.9 million and $3.1 million at December 31, 2017 and 2016, respectively, and are all considered fully collectible.

Developed Software, net

As part of the acquisition of CCM, the purchase price of other assets the Company acquired are listed below for the periods indicated:

	Gross Carrying	Accumulated	Net Carrying Amount
	Amount	Amortization	at December 31, 2017	Remaining Life
Other assets:
Developed software	$2,719	$(1,574)	$1,145	2.0

	Gross Carrying	Accumulated	Net Carrying Amount
	Amount	Amortization	at December 31, 2016
Other assets:
Developed software	$2,719	$(1,002)	$1,717

Premises and Equipment, net

Premises and equipment are stated at cost, less accumulated depreciation. Depreciation on premises and equipment is recorded using the straight‑line method over the estimated useful lives of individual assets, typically three to twenty years. Premises and equipment and accumulated depreciation were as follows as of the dates indicated:

	December 31,
	2017	2016
Premises and equipment	$16,928	$16,467
Less: Accumulated depreciation	(16,066)	(15,491)
Total premises and equipment, net	$862	$976

Note 9.—Debt

The following table shows contractual reductions of debt as of December 31, 2017:

	Payments Due by Period
		Less Than	One to	Three to	More Than
	Total	One Year	Three Years	Five Years	Five Years
Warehouse borrowings	$575,363	$575,363	$—	$—	$—
MSR financings	35,133	10,000	25,133	—	—
2015 Convertible notes	24,974	—	24,974	—	—
Long-term debt	62,000	—	—	—	62,000
Total Debt Obligations	$697,470	$585,363	$50,107	$—	$62,000

Warehouse Borrowings

The Company, through its subsidiaries, enters into Master Repurchase Agreements with lenders providing warehouse facilities. The warehouse facilities are used to fund, and are secured by, residential mortgage loans that are held for sale. In accordance with the terms of the Master Repurchase Agreements, the Company is required to maintain cash balances with the lender as additional collateral for the borrowings which are included in restricted cash in the accompanying consolidated balance sheets. In December 2017, the Company was not in compliance with certain financial covenants and received the necessary waivers.

The following table presents certain information on warehouse borrowings for the periods indicated:

	Maximum	Balance Outstanding At		Allowable
	Borrowing	December 31,	December 31,	Advance	Rate
	Capacity	2017	2016	Rates (%)	Range	Maturity Date
Short-term borrowings:
Repurchase agreement 1	$150,000	$100,630	$106,609	90 - 98	1ML + 2.75 - 4.13%	June 15, 2018
Repurchase agreement 2	35,000	31,632	44,761	90 - 98	Prime + 0.0 - 0.50%	May 28, 2018
Repurchase agreement 3 (1)	225,000	154,020	125,320	85 - 97	Base Rate + 2.50%	December 21, 2018
Repurchase agreement 4 (2)	250,000	152,772	52,067	99	1ML + 2.55%	March 29, 2018
Repurchase agreement 5 (3)	100,000	88,920	56,655	100	Note Rate - 0.50%	March 31, 2018
Repurchase agreement 6	200,000	47,389	35,161	95 - 98	1ML + 2.15 - 2.40%	June 28, 2018
Total warehouse borrowings	$960,000	$575,363	$420,573

(1)	As of December 31, 2017 and 2016, the balance outstanding includes $41.8 million and $62.9 million, respectively, attributable to finance receivables made to the Company’s warehouse customers.
(2)	In February 2018, the maturity of the line was extended to March 29, 2018.
(3)	In February 2018, the Company increased the maximum borrowing capacity to $175.0 million from $100.0 million.

The following table presents certain information on warehouse borrowings for the periods indicated:

	For the year ended
	December 31,
	2017	2016
Maximum outstanding balance during the year	$627,175	$880,111
Average balance outstanding for the year	414,149	449,598
Underlying collateral (mortgage loans)	591,403	436,887
Weighted average rate for period	4.06%	3.40%

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

MSR Financings

On August 17, 2017, IMC (Borrower), entered into a Line of Credit Promissory Note with a lender providing for a revolving line of credit of $30.0 million (Freddie Mac Financing). The Borrower is able to borrow up to 55% of the fair market value of Freddie Mac pledged mortgage servicing rights. The Line of Credit has a term until May 31, 2018 and will automatically renew for subsequent one year periods unless the lender provides the Borrowers 150 days’ notice of its intention not to renew. Interest payments are payable monthly and accrue interest at the rate per annum equal to one-month LIBOR plus 4.0% and the balance of the obligation may be prepaid at any time. The obligations under the Line of Credit are secured by Freddie Mac pledged mortgage servicing rights and is guaranteed by Integrated Real Estate Services, Corp.  At December 31, 2017, $10.0 million was outstanding under the Freddie Mac Financing and was secured by $58.3 million of mortgage servicing rights.  In February 2018, the maximum borrowing capacity of the revolving line of credit was increased to $50.0 million and the term was extended to January 31, 2019.

On February 10, 2017, IMC (Borrower), entered into a Loan and Security Agreement (Agreement) with a lender providing for a revolving loan commitment of $40.0 million for a period of two years (Fannie Mae Financing).  The Borrower is able to borrow up to 55% of the fair market value of Fannie Mae pledged servicing rights.  Upon the two year anniversary of the Agreement, any amounts outstanding will automatically be converted into a term loan due and payable in full on the one year anniversary of the conversion date.  Interest payments are payable monthly and accrue interest at the rate per annum equal to one-month LIBOR plus 4.0% and the balance of the obligation may be prepaid at any time.  The Borrower initially drew down $35.1 million, and used a portion of the proceeds to pay off the Term Financing (approximately $30.1 million) originally entered into in June 2015 as discussed below.  The Borrower also paid the lender an origination fee of $100 thousand, which is deferred and amortized over the life of the Fannie Mae Financing.  At December 31, 2017, $25.1 million was outstanding under the Fannie Mae Financing and was secured by $67.3 million of mortgage servicing rights.

.

Term Financing

In June 2015, the Company and its subsidiaries (IRES, IMC and Impac Warehouse Lending, Inc. (IWLI), collectively the Borrowers) entered into a Loan Agreement (Loan Agreement) with a lender (Lender) pursuant to which the Creditor provided to the Borrowers a term loan in the aggregate principal amount of $30.0 million (Term Financing) due and payable on December 19, 2016, which could have been extended to December 18, 2017 at the Creditor’s discretion. In June 2016, the maturity of the Term Financing was extended to June 16, 2017 and the Company paid an additional $100 thousand extension fee, which was deferred and amortized over the life of the Term Financing.    Interest on the Term Financing was payable monthly and accrued at a rate of one-month LIBOR plus 8.5% per annum.  In February 2017, the proceeds from the Fannie Mae Financing were used to pay off the Term Financing.

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

In May 2015, the Company issued an additional $25.0 million Convertible Promissory Notes (2015 Convertible Notes).  The 2015 Convertible Notes mature on or before May 9, 2020 and accrues interest at a rate of 7.5% per annum, to be paid quarterly.  The Company had approximately $50 thousand in transaction costs which were deferred and amortized over the life of the life of the 2015 Convertible Notes.

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

Long‑term Debt

As of December 31, 2017 and 2016, the Company had long term debt as follows:

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

On May 5, 2017, the Company agreed to exchange 412,264 shares of its common stock for the remaining Trust Preferred Securities which had an aggregate liquidation amount of $8.5 million issued by Impac Capital Trust #4.  Accrued and unpaid interest on the Trust Preferred Securities was paid in cash in the aggregate amount of approximately $14 thousand.  The interest rate on the Trust Preferred Securities was a variable rate of three-month LIBOR plus 3.75% per annum.  At the time of the exchange, the interest rate was 4.92%.  As part of the trust preferred exchange the Company wrote off the remaining $166 thousand investment in trust preferred entities.

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

The Company carries its Trust Preferred Securities at estimated fair value as more fully described in Note 13.—Fair Value of Financial Instruments. The following table shows the principal balance and fair value of Trust Preferred Securities issued as of December 31, 2017 and 2016:

	December 31,
	2017	2016
Trust Preferred Securities	$—	$8,500
Common securities	—	263
Fair value adjustment	—	(3,197)
Total Trust Preferred Securities	$—	$5,566

Junior Subordinated Notes

The Company carries its Junior Subordinated Notes at estimated fair value as more fully described in Note 13.—Fair Value of Financial Instruments. The following table shows the remaining principal balance and fair value of junior subordinated notes issued as of December 31, 2017 and 2016:

	December 31,
	2017	2016
Junior Subordinated Notes (1)	$62,000	$62,000
Fair value adjustment	(17,018)	(20,359)
Total Junior Subordinated Notes	$44,982	$41,641

(1)

Stated maturity of March 2034; requires quarterly distributions initially at a fixed rate of 2.00% per annum through March 2014 with increases of 1.00% per year in 2014 through 2017. Starting in 2018, the interest rates become variable at 3‑month LIBOR plus 3.75% per annum. At December 31, 2017, the interest rate was 6.0%.

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

Note 10.—Securitized Mortgage Trusts

Securitized Mortgage Trust Assets

Securitized mortgage trust assets, which are recorded at fair market value (FMV), are comprised of the following at December 31, 2017 and 2016:

	December 31,	December 31,
	2017	2016
Securitized mortgage collateral	$3,662,008	$4,021,891
REO	8,542	11,399
Total securitized mortgage trust assets	$3,670,550	$4,033,290

Securitized Mortgage Collateral

Securitized mortgage collateral consisted of the following:

	December 31,
	2017	2016
Mortgages secured by residential real estate	$3,840,819	$4,500,719
Mortgages secured by commercial real estate	347,323	426,494
Fair value adjustment	(526,134)	(905,322)
Total securitized mortgage collateral	$3,662,008	$4,021,891

As of December 31, 2017, the Company was also a master servicer of mortgages for others of approximately $578.0 million in UPB that were primarily collateralizing REMIC securitizations, compared to $682.0 Million at December 31, 2016. Related fiduciary funds are held in trust for investors in non‑interest bearing accounts and therefore not included in the Company’s consolidated balance sheets. The Company may also be required to advance funds or cause loan servicers to advance funds to cover principal and interest payments not received from borrowers depending on the status of their mortgages.

Real Estate Owned (REO)

The Company’s REO consisted of the following:

	December 31,
	2017	2016
REO	$15,519	$25,802
Impairment (1)	(6,977)	(14,403)
Total	$8,542	$11,399

(1)	Impairment represents the cumulative write‑downs of net realizable value subsequent to foreclosure.

Securitized Mortgage Trust Liabilities

Securitized mortgage trust liabilities, which are recorded at FMV, are comprised of the following at December 31, 2017 and 2016:

	December 31,	December 31,
	2017	2016
Securitized mortgage borrowings	$3,653,265	$4,017,603

Securitized Mortgage Borrowings

Selected information on securitized mortgage borrowings for the periods indicated consisted of the following (dollars in millions):

		Securitized
		mortgage
		borrowings
		outstanding as of
		December 31,		Range of Interest Rates
					Interest	Interest
					Rate	Rate
	Original			Fixed	Margins over	Margins after
	Issuance			Interest	One-Month	Contractual
Year of Issuance	Amount	2017	2016	Rates	LIBOR (1)	Call Date (2)
2002	$3,876.1	$6.2	$8.8	5.25 - 12.00	0.27 - 2.75	0.54 - 3.68
2003	5,966.1	48.2	62.8	4.34 - 12.75	0.27 - 3.00	0.54 - 4.50
2004	17,710.7	526.7	640.0	3.58 - 5.56	0.25 - 2.50	0.50 - 3.75
2005	13,387.7	1,938.1	2,163.1	—	0.24 - 2.90	0.48 - 4.35
2006	5,971.4	2,412.8	2,617.8	6.25	0.1 - 2.75	0.20 - 4.13
2007	3,860.5	1,407.7	1,589.6	—	0.06 - 2.00	0.12 - 3.00
Subtotal contractual principal balance (3)		6,339.7	7,082.1
Fair value adjustment		(2,686.4)	(3,064.5)
Total securitized mortgage borrowings		$3,653.3	$4,017.6

(1)	One-month LIBOR was 1.56% as of December 31, 2017.
(2)	Interest rate margins are generally adjusted when the unpaid principal balance is reduced to less than 10‑20% of the original issuance amount, or if certain other triggers are met.
(3)	Represents the outstanding balance in accordance with trustee reporting.

As of December 31, 2017, expected principal reductions of the securitized mortgage borrowings, which is based on contractual principal payments and expected prepayment and loss assumptions for securitized mortgage collateral, was as follows (dollars in millions):

	Payments Due by Period
		Less Than	One to	Three to	More Than
	Total	One Year	Three Years	Five Years	Five Years
Securitized mortgage borrowings (1)	$6,339.7	$581.6	$886.7	$632.4	$4,239.0

(1)	Represents the outstanding balance in accordance with trustee reporting.

Change in fair value of net trust assets, including trust real estate owned (REO) (losses) gains

Changes in fair value of net trust assets, including trust REO (losses) gains are comprised of the following for the years ended December 31, 2017, 2016 and 2015:

	For the Year Ended
	December 31,
	2017	2016	2015
Change in fair value of net trust assets, excluding REO	$(1,212)	$5,630	$957
Gains (losses) from REO	7,425	(5,934)	(6,595)
Change in fair value of net trust assets, including trust REO gains (losses)	$6,213	$(304)	$(5,638)

Note 11.—Derivative Instruments

Derivative Assets and Liabilities, Lending

The mortgage lending operation enters into IRLCs with prospective borrowers to originate mortgage loans at a specified interest rate and Hedging Instruments to hedge the fair value changes associated with changes in interest rates relating to its mortgage loan origination operations as well as mortgage servicing rights. The fair value of IRLCs and Hedging Instruments related to mortgage loan origination are included in other assets in the consolidated balance sheets. As of December 31, 2017, the estimated fair value of IRLCs and Hedging Instruments associated with mortgage lending totaled $4.4 million and $336 thousand, respectively. Additionally, the fair value of Hedging Instruments related to mortgage servicing rights are included in other assets at December 31, 2017 and had an estimated fair value of $85 thousand.

The following table includes information for the derivative assets and liabilities, lending for the periods presented:

			Total Gains (Losses) (1)
	Notional Amount		For the Year Ended
	December 31,	December 31,	December 31,
	2017	2016	2017	2016	2015
Derivative – IRLC's	$398,225	$558,538	$(6,812)	$1,985	$6,300
Derivative – TBA MBS	687,500	492,157	(2,061)	5,201	(6,132)

(1)	Amounts included in gain on sale of loans, net within the accompanying consolidated statements of operations.

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

Note 12.—Redeemable Preferred Stock

At December 31, 2017, the Company has outstanding $51.8 million liquidation preference of Series B and Series C Preferred Stock. The holders of each series of Preferred Stock, which are non‑voting and redeemable at the option of the Company, retain the right to a $25.00 per share liquidation preference in the event of a liquidation of the Company and the right to receive dividends on the Preferred Stock if any such dividends are declared.

Note 13.—Fair Value of Financial Instruments

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

FASB ASC 825 requires disclosure of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate such fair values. The following table presents the estimated fair value of financial instruments included in the consolidated financial statements as of the dates indicated:

	December 31, 2017				December 31, 2016
	Carrying	Estimated Fair Value			Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$33,223	$33,223	$—	$—	$40,096	$40,096	$—	$—
Restricted cash	5,876	5,876	—	—	5,971	5,971	—	—
Mortgage loans held-for-sale	568,781	—	568,781	—	388,422	—	388,422	—
Finance receivables	41,777	—	41,777	—	62,937	—	62,937	—
Mortgage servicing rights	154,405	—	—	154,405	131,537	—	—	131,537
Derivative assets, lending, net	4,777	—	420	4,357	11,169	—	—	11,169
Securitized mortgage collateral	3,662,008	—	—	3,662,008	4,021,891	—	—	4,021,891

Liabilities
Warehouse borrowings	$575,363	$—	$575,363	$—	$420,573	$—	$420,573	$—
MSR financings	35,133	—	—	35,133	—	—	—	—
Term financing	—	—	—	—	29,910	—	—	29,910
Convertible notes	24,974	—	—	24,974	24,965	—	—	24,965
Contingent consideration	554	—	—	554	31,072	—	—	31,072
Long-term debt	44,982	—	—	44,982	47,207	—	—	47,207
Securitized mortgage borrowings	3,653,265	—	—	3,653,265	4,017,603	—	—	4,017,603
Derivative liabilities, lending, net	—	—	—	—	336	—	336	—

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

For securitized mortgage collateral and securitized mortgage borrowings, the underlying Alt‑A (non-conforming) residential and commercial loans and mortgage‑backed securities market have experienced significant declines in market activity, along with a lack of orderly transactions. The Company’s methodology to estimate fair value of these assets and liabilities include the use of internal pricing techniques such as the net present value of future expected cash flows (with observable market participant assumptions, where available) discounted at a rate of return based on the Company’s estimates of market participant requirements. The significant assumptions utilized in these internal pricing techniques, which are based on the characteristics of the underlying collateral, include estimated credit losses, estimated prepayment speeds and appropriate discount rates.

Refer to Recurring Fair Value Measurements below for a description of the valuation methods used to determine the fair value of investment securities available‑for‑sale, securitized mortgage collateral and borrowings, derivative assets and liabilities, long‑term debt, mortgage servicing rights, loans held‑for‑sale.

The carrying amount of cash and cash equivalents and restricted cash approximates fair value.

Finance receivables carrying amounts approximate fair value due to the short-term nature of the assets and do not present unanticipated interest rate or credit concerns.

Warehouse borrowings carrying amounts approximate fair value due to the short‑term nature of the liabilities and do not present unanticipated interest rate or credit concerns.

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

As a result of the lack of observable market data resulting from inactive markets, the Company has classified its investment securities available‑for‑sale, mortgage servicing rights, call and put options, securitized mortgage collateral and borrowings, derivative assets and liabilities (trust and IRLCs), and long‑term debt as Level 3 fair value measurements. Level 3 assets and liabilities measured at fair value on a recurring basis were approximately 87% and 99% and 92% and 99%, respectively, of total assets and total liabilities measured at estimated fair value at December 31, 2017 and 2016.

Recurring Fair Value Measurements

The Company assesses its financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by FASB ASC Topic 810. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the beginning of the reporting period. There were no material transfers between Level 1 and Level 2 classified instruments during the year ended December 31, 2017.

The following tables present the Company’s assets and liabilities that are measured at estimated fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option at December 31, 2017 and 2016, based on the fair value hierarchy:

	Recurring Fair Value Measurements
	December 31, 2017			December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Mortgage loans held-for-sale	$—	$568,781	$—	$—	$388,422	$—
Derivative assets, lending, net (1)	—	420	4,357	—	—	11,169
Mortgage servicing rights	—	—	154,405	—	—	131,537
Securitized mortgage collateral	—	—	3,662,008	—	—	4,021,891
Total assets at fair value	$—	$569,201	$3,820,770	$—	$388,422	$4,164,597
Liabilities
Securitized mortgage borrowings	$—	$—	$3,653,265	$—	$—	$4,017,603
Long-term debt	—	—	44,982	—	—	47,207
Contingent consideration	—	—	554	—	—	31,072
Derivative liabilities, lending, net (2)	—	—	—	—	336	—
Total liabilities at fair value	$—	$—	$3,698,801	$—	$336	$4,095,882

(1)

At December 31, 2017, derivative assets, lending, net included $4.4 million in IRLCs and $420 thousand in Hedging instruments, respectively, and is included in other assets in the accompanying consolidated balance sheets. At December 31, 2016, derivative assets, lending, net included $11.2 million in IRLCs and is included in other assets in the accompanying consolidated balance sheets.

(2)	At December 31, 2017, derivative liabilities, lending, net are included in other liabilities in the accompanying consolidated balance sheets.

The following tables present reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2017, 2016 and 2015:

	Level 3 Recurring Fair Value Measurements
	For the Year Ended December 31, 2017

	Investment				Interest
	securities	Securitized	Securitized	Mortgage	rate lock	Long-
	available-	mortgage	mortgage	servicing	commitments,	term	Contingent
	for-sale	collateral	borrowings	rights	net	debt	consideration
Fair value, December 31, 2016	$—	$4,021,891	$(4,017,603)	$131,537	$11,169	$(47,207)	$(31,072)
Total gains (losses) included in earnings:
Interest income (1)	—	46,077	—	—	—	—	—
Interest expense (1)	—	—	(131,507)	—	—	(760)	—
Change in fair value	—	245,364	(246,576)	(37,904)	(6,812)	(2,949)	11,268
Total gains (losses) included in earnings	—	291,441	(378,083)	(37,904)	(6,812)	(3,709)	11,268
Transfers in and/or out of Level 3	—	—	—	—	—	—	—
Purchases, issuances and settlements:
Purchases	—	—	—	5,618	—	—	—
Issuances	—	—	—	56,049	—	—	—
Settlements	—	(651,324)	742,421	(895)	—	5,934	19,250
Fair value, December 31, 2017	$—	$3,662,008	$(3,653,265)	$154,405	$4,357	$(44,982)	$(554)
Unrealized gains (losses) still held (2)	$—	$(526,134)	$2,686,398	$154,405	$4,357	$17,018	$(554)

(1)

Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. Net interest income, including cash received and paid, was $8.1 million for the year ended December 31, 2017. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations is primarily from contractual interest on the securitized mortgage collateral and borrowings.

(2)	Represents the amount of unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held and reflected in the fair values at December 31, 2017.

	Level 3 Recurring Fair Value Measurements
	For the Year Ended December 31, 2016
				Derivative
	Investment			liabilities,		Interest
	securities	Securitized	Securitized	net,	Mortgage	rate lock	Long-
	available-	mortgage	mortgage	securitized	servicing	commitments,	term	Contingent
	for-sale	collateral	borrowings	trusts	rights	net	debt	consideration
Fair value, December 31, 2015	$26	$4,574,919	$(4,578,657)	$(1,669)	$36,425	$9,184	$(31,898)	$(48,079)
Total gains (losses) included in earnings:
Interest income (1)	2	57,176	—	—	—	—	—	—
Interest expense (1)	—	—	(182,903)	—	—	—	(873)	—
Change in fair value	19	49,347	(43,503)	(233)	(24,388)	1,985	(14,436)	(37,142)
Total gains (losses) included in earnings	21	106,523	(226,406)	(233)	(24,388)	1,985	(15,309)	(37,142)
Transfers in and/or out of Level 3	—	—	—	—	—	—	—	—
Purchases, issuances and settlements:
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	128,273	—	—	—
Settlements	(47)	(659,551)	787,460	1,902	(8,773)	—	—	54,149
Fair value, December 31, 2016	$—	$4,021,891	$(4,017,603)	$—	$131,537	$11,169	$(47,207)	$(31,072)
Unrealized gains (losses) still held (2)	$—	$(905,322)	$3,064,481	$—	$131,537	$11,169	$23,556	$(31,072)

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

The following table presents quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring and non‑recurring basis at December 31, 2017.

	Estimated	Valuation	Unobservable	Range of	Weighted
Financial Instrument	Fair Value	Technique	Input	Inputs	Average
Assets and liabilities backed by real estate
Securitized mortgage collateral, and	$3,662,008	DCF	Prepayment rates	2.2 - 25.1%	8.0%
Securitized mortgage borrowings	(3,653,265)		Default rates	0.01 - 4.2%	1.3%
			Loss severities	9.9 - 84.7%	47.0%
			Discount rates	3.6 - 25.0%	4.4%
Other assets and liabilities
Mortgage servicing rights	$154,405	DCF	Discount rate	9.0 - 14.0%	9.6%
			Prepayment rates	8.0 - 88.8%	12.2%
Derivative assets - IRLCs, net	4,357	Market pricing	Pull-through rate	15.1 - 99.9%	83.4%
Long-term debt	(44,982)	DCF	Discount rate	9.5%	9.5%
Contingent consideration	(554)	DCF	Discount rate	—%	—%
			Margins	—%	—%
			Probability of outcomes (1)	—%	—%

DCF = Discounted Cash Flow

1M = 1 Month

(1)

Probability of outcomes is the probability of projected CCM earnings over the earn-out period based upon three scenarios (base, low and high). The estimated undiscounted remaining earn out payment to the seller as of December 31, 2017 was $554 thousand and was paid in February 2018.

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

The following tables present the changes in recurring fair value measurements included in net earnings for the years ended December 31, 2017, 2016 and 2015:

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Earnings
	For the Year Ended December 31, 2017
			Change in Fair Value of
	Interest	Interest	Net Trust		Long-term	Other Revenue	Gain on sale
	Income (1)	Expense (1)	Assets		Debt	and Expense	of loans, net	Total
Investment securities available-for-sale	$—	$—	$—		$—	$—	$—	$—
Securitized mortgage collateral	46,077	—	245,364		—	—	—	291,441
Securitized mortgage borrowings	—	(131,507)	(246,576)		—	—	—	(378,083)
Derivative liabilities, net, securitized trusts	—	—	—		—	—	—	—
Long-term debt	—	(760)	—		(2,949)	—	—	(3,709)
Mortgage servicing rights (2)	—	—	—		—	(37,904)	—	(37,904)
Contingent consideration (3)	—	—	—		—	11,268	—	11,268
Mortgage loans held-for-sale	—	—	—		—	—	8,367	8,367
Derivative assets — IRLCs	—	—	—		—	—	(6,812)	(6,812)
Derivative liabilities — Hedging Instruments	—	—	—		—	357	400	757
Total	$46,077	$(132,267)	$(1,212)	(4)	$(2,949)	$(26,279)	$1,955	$(114,675)

(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
(2)	Included in (loss) gain on mortgage servicing rights in the consolidated statements of operations.
(3)	Includes $2.1 million of accretion of the contingent consideration liability.
(4)	For the year ended December 31, 2017, change in the fair value of trust assets, excluding REO was $1.2 million.

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

Investment securities available‑for‑sale—Investment securities available‑for‑sale are carried at fair value. The investment securities consist primarily of non‑investment grade mortgage‑backed securities. The fair value of the investment securities is measured based upon the Company’s expectation of inputs that other market participants would use. Such assumptions include judgments about the underlying collateral, prepayment speeds, future credit losses, forward interest rates and certain other factors. Given the lack of observable market data as of December 31, 2017 and 2016 relating to these securities, the estimated fair value of the investment securities available‑for‑sale was measured using significant internal expectations of market participants’ assumptions. Investment securities available‑for‑sale are classified as a Level 3 measurement at December 31, 2016.

Mortgage servicing rights—The Company elected to carry its mortgage servicing rights arising from its mortgage loan origination operation at fair value. The fair value of mortgage servicing rights is based upon a discounted cash flow model. The valuation model incorporates assumptions that market participants would use in estimating the fair value of servicing. These assumptions include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, prepayment and late fees, among other considerations. Mortgage servicing rights are considered a Level 3 measurement at December 31, 2017.

Mortgage loans held‑for‑sale—The Company elected to carry its mortgage loans held‑for‑sale originated or acquired from its mortgage lending operation at fair value. Fair value is based on quoted market prices, where available, prices for other traded mortgage loans with similar characteristics, and purchase commitments and bid information received from market participants. Given the meaningful level of secondary market activity for mortgage loans, active pricing is available for similar assets and accordingly, the Company classifies its mortgage loans held‑for‑sale as a Level 2 measurement at December 31, 2017.

Securitized mortgage collateral—The Company elected to carry its securitized mortgage collateral at fair value. These assets consist primarily of non‑conforming mortgage loans securitized between 2002 and 2007. Fair value measurements are based on the Company’s internal models used to compute the net present value of future expected cash flows, with observable market participant assumptions, where available. The Company’s assumptions include its expectations of inputs that other market participants would use in pricing these assets. These assumptions include judgments about the underlying collateral, prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of December 31, 2017, securitized mortgage collateral had an unpaid principal balance of $4.2 billion, compared to an estimated fair value on the Company’s balance sheet of $3.7 billion. The aggregate unpaid principal balance exceeds the fair value by $0.5 billion at December 31, 2017. As of December 31, 2017, the unpaid principal balance of loans 90 days or more past due was $0.5 billion compared to an estimated fair value of $0.2 billion. The aggregate unpaid principal balances of loans 90 days or more past due exceed the fair value by $0.3 billion at December 31, 2017. Securitized mortgage collateral is considered a Level 3 measurement at December 31, 2017.

Securitized mortgage borrowings—The Company elected to carry all of its securitized mortgage borrowings at fair value. These borrowings consist of individual tranches of bonds issued by securitization trusts and are primarily backed by non‑conforming mortgage loans. Fair value measurements include the Company’s judgments about the underlying collateral and assumptions such as prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of December 31, 2017, securitized mortgage borrowings had an outstanding principal balance of $4.2 billion, net of $2.2 billion in bond losses, compared to an estimated fair value of $3.7 billion. The aggregate outstanding principal balance exceeds the fair value by $0.5 billion at December 31, 2017. Securitized mortgage borrowings are considered a Level 3 measurement at December 31, 2017.

Contingent consideration—Contingent consideration is applicable to the acquisition of CCM and is estimated and recorded at fair value at the acquisition date as part of purchase price consideration. Additionally, each reporting period, the Company estimates the change in fair value of the contingent consideration and any change in fair value is recognized in the Company's consolidated statements of operations if it is determined to not be a measurement period adjustment. The estimate of the fair value of contingent consideration requires significant judgment and assumptions to be made about future operating results, discount rates and probabilities of various projected operating result scenarios. During the year ended December 31, 2017, the change in fair value of contingent consideration was related to a decrease in projected volumes and earnings of CCM.  Future revisions to these assumptions could materially change the estimated fair value of contingent consideration and materially affect the Company's financial results. Contingent consideration is considered a Level 3 measurement at December 31, 2017.

Long‑term debt—The Company elected to carry all of its long‑term debt (consisting of trust preferred securities and junior subordinated notes) at fair value. These securities are measured based upon an analysis prepared by management, which considered the Company’s own credit risk, including settlements with trust preferred debt holders and discounted cash flow analysis. As of December 31, 2017, long‑term debt had an unpaid principal balance of $62.0 million compared to an estimated fair value of $45.0 million. The aggregate unpaid principal balance exceeds the fair value by $17.0 million at December 31, 2017. The long‑term debt is considered a Level 3 measurement at December 31, 2017.

Derivative assets and liabilities, Securitized trusts—For non‑exchange traded contracts, fair value is based on the amounts that would be required to settle the positions with the related counterparties as of the valuation date. Valuations of derivative assets and liabilities are based on observable market inputs, if available. To the extent observable market inputs are not available, fair values measurements include the Company’s judgments about future cash flows, forward interest rates and certain other factors, including counterparty risk. Additionally, these values also take into account the Company’s own credit standing, to the extent applicable; thus, the valuation of the derivative instrument includes the estimated value of the net credit differential between the counterparties to the derivative contract. As of December 31, 2017, there were no derivative assets or liabilities in the securitized trusts. As of December 31, 2015, the notional balance of derivative assets and liabilities, securitized trusts was $67.7 million. These derivatives were included in the consolidated securitization trusts, which are nonrecourse to the Company, thus the economic risk from these derivatives is limited to the Company’s residual interests in the securitization trusts. Derivative assets and liabilities, securitized trusts were considered a Level 3 measurement at December 31, 2015.

Derivative assets and liabilities, Lending—The Company’s derivative assets and liabilities are carried at fair value as required by GAAP and are accounted for as free standing derivatives. The derivatives include IRLCs with prospective residential mortgage borrowers whereby the interest rate on the loan is determined prior to funding and the borrowers have locked in that interest rate. These commitments are determined to be derivative instruments in accordance with GAAP. The derivatives also include hedging instruments (typically TBA MBS) used to hedge the fair value changes associated with changes in interest rates relating to its mortgage lending originations as well as mortgage servicing rights. The Company hedges the period from the interest rate lock (assuming a fall‑out factor) to the date of the loan sale. The estimated fair value of IRLCs are based on underlying loan types with similar characteristics using the TBA MBS market, which is actively quoted and easily validated through external sources. The data inputs used in this valuation include, but are not limited to, loan type, underlying loan amount, note rate, loan program, and expected sale date of the loan, adjusted for current market conditions. These valuations are adjusted at the loan level to consider the servicing release premium and loan pricing adjustments specific to each loan. For all IRLCs, the base value is then adjusted for the anticipated Pull‑through Rate. The anticipated Pull‑through Rate is an unobservable input based on historical experience, which results in classification of IRLCs as a Level 3 measurement at December 31, 2017.

The fair value of the Hedging Instruments is based on the actively quoted TBA MBS market using observable inputs related to characteristics of the underlying MBS stratified by product, coupon and settlement date. Therefore, the Hedging Instruments are classified as a Level 2 measurement at December 31, 2017.

Nonrecurring Fair Value Measurements

The Company is required to measure certain assets and liabilities at estimated fair value from time to time. These fair value measurements typically result from the application of specific accounting pronouncements under GAAP. The fair value measurements are considered nonrecurring fair value measurements under FASB ASC 820‑10.

The following table presents financial and non‑financial assets and liabilities measured using nonrecurring fair value measurements at December 31, 2017 and 2016, respectively:

	Nonrecurring Fair Value Measurements
	December 31, 2017			December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
REO (1)	$—	$440	$—	$—	$212	$—
Deferred charge	—	—	7,827	—	—	8,685

(1)	Balance represents REO at December 31, 2017 and December 31, 2016 which has been impaired subsequent to foreclosure.

The following table presents total gains and (losses) on financial and non‑financial assets and liabilities measured using nonrecurring fair value measurements for the years ended December 31, 2017, 2016 and 2015, respectively:

	Total Gains (Losses) (1)
	For the Year Ended December 31,
	2017	2016	2015
REO (2)	$7,425	$(5,934)	$(6,595)
Lease liability (3)	—	—	(53)
Deferred charge (4)	(858)	(1,278)	(1,558)

(1)	Total losses reflect losses from all nonrecurring measurements during the period.
(2)

For the years ended December 31, 2017, 2016 and 2015, the Company recorded $7.4 million, $5.9 million and $6.6 million, respectively, in gains (losses) related to changes in the net realizable value (NRV) of properties.  Gains represent recovery of the NRV attributable to an improvement in state specific loss severities on properties held during the period which resulted in an increase to NRV. Losses represent impairment of the NRV attributable to an increase in state specific loss severities on properties held during the period which resulted in a decrease to NRV.

(3)

In January 2016, an amendment to the Company’s lease became effective and eliminated the shortfall the Company had been recording as lease impairment. For the year ended December 31, 2015 the Company recorded $53 thousand in losses resulting from changes in lease liabilities as a result of changes in the Company’s expected minimum future lease payments, net.

(4)

For the years ended December 31, 2017, 2016 and 2015, the Company recorded $858 thousand, $1.3 million and $1.6 million, respectively, in income tax expense resulting from impairment write-downs based on changes in estimated cash flows and lives of the related mortgages retained in the securitized mortgage collateral.

Real estate owned—REO consists of residential real estate acquired in satisfaction of loans. Upon foreclosure, REO is adjusted to the estimated fair value of the residential real estate less estimated selling and holding costs, offset by expected contractual mortgage insurance proceeds to be received, if any. Subsequently, REO is recorded at the lower of carrying value or estimated fair value less costs to sell. REO balance representing REOs which have been impaired subsequent to foreclosure are subject to nonrecurring fair value measurement and included in the nonrecurring fair value measurements tables. Fair values of REO are generally based on observable market inputs, and considered Level 2 measurements at December 31, 2017.

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

Deferred charge—Deferred charge represents the deferral of income tax expense on inter‑company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH in prior years. The Company evaluates the deferred charge for impairment quarterly using internal estimates of estimated cash flows and lives of the related mortgages retained in the securitized mortgage collateral. If the deferred charge is determined to be impaired, it is recognized as a component of income tax expense. For the year ended December 31, 2017, the Company recorded $858 thousand in income tax expense resulting from deferred charge impairment write-downs based on changes in estimated fair value of securitized mortgage collateral. Deferred charge is considered a Level 3 measurement at December 31, 2017. With the adoption of ASU 2016-16 in the first quarter of 2018, the deferred charge will be reclassed as an adjustment to opening retained earnings.

Note 14.—Reconciliation of Earnings Per Share

The following table presents the computation of basic and diluted earnings per common share, including the dilutive effect of stock options and cumulative redeemable preferred stock outstanding for the periods indicated:

	For the Year Ended
	December 31,
	2017	2016	2015
Numerator for basic earnings per share:
Net (loss) earnings	$(31,521)	$46,670	$80,799

Numerator for diluted (loss) earnings per share:
Net (loss) earnings	$(31,521)	$46,670	$80,799
Interest expense attributable to convertible notes	—	2,463	2,719
Net (loss) earnings plus interest expense attributable to convertible notes	$(31,521)	$49,133	$83,518

Denominator for basic (loss) earnings per share (1):
Basic weighted average common shares outstanding during the period	19,438	13,193	10,094

Denominator for diluted (loss) earnings per share (1):
Basic weighted average common shares outstanding during the period	19,438	13,193	10,094
Net effect of dilutive convertible notes	—	1,359	2,597
Net effect of dilutive stock options and DSU’s	—	304	354
Diluted weighted average common shares	19,438	14,856	13,045
Net (loss) earnings per common share:
Basic	$(1.62)	$3.54	$8.00
Diluted	$(1.62)	$3.31	$6.40

(1)	Share amounts presented in thousands.

The anti‑dilutive stock options outstanding for the years ending December 31, 2017, 2016 and 2015 were 1.6 million,  685 thousand and 357 thousand shares, respectively.  Additionally, for the year ended December 2017, there were 1.2 million shares attributable to the 2015 convertible notes that were anti-dilutive.

Note 15.—Income Taxes

The Company is subject to federal income taxes as a regular (Subchapter C) corporation and files a consolidated U.S. federal income tax return.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act).  The Tax Act makes broad and complex changes to the U.S. tax code by, among other things, reducing the federal corporate income tax rate and business deductions and eliminates federal alternative minimum tax (AMT).

The Tax Act reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. Under FASB ASC 740, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted.  As a result of the reduction in the U.S. corporate income tax rate, the Company re-measured the net deferred tax assets at December 31, 2017 at the rate at which they are expected to reverse in the future and recognized a tax expense of $89.5 million, which was offset by a $66.4 million change in the valuation allowance and other items resulting in income tax expense of $20.1 million in 2017. The Company is still analyzing certain aspects of the Tax Act, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

In accordance with SAB 118, the Company has recognized the provisional tax impacts related to the remeasurement of deferred tax assets and liabilities and included these amounts in the consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act.

Income taxes for the years ended December 31, 2017, 2016 and 2015 were as follows:

	For the year ended December 31,
	2017	2016	2015
Current income taxes:
Federal	$71	$907	$2,149
State	(37)	186	395
Total current income tax expense	34	1,093	2,544
Deferred income taxes:
Federal	17,610	—	(21,367)
State	2,494	—	(3,053)
Total deferred income tax expense (benefit)	20,104	—	(24,420)
Total income tax expense (benefit)	$20,138	$1,093	$(21,876)

The Company recorded income tax expense (benefit) of $20.1 million, $1.1 million and $(21.9) million for the years ended December 31, 2017, 2016 and 2015, respectively. The income tax expense of $20.1 million for the year ended December 31, 2017 is primarily the result of income tax expense due to a reduction in the Company’s deferred tax asset as a result of a reduction in future utilization, changes in tax rates due to the Tax Act re-measurement of deferred tax assets and liabilities, amortization of the deferred charge and state income taxes from states where the Company does not have net operating loss carryforwards or state minimum taxes, including AMT. The income tax expense of $1.1 million for the year ended December 31, 2016 is primarily the result of the amortization of the deferred charge, federal AMT and state income taxes from states where the Company does not have net operating loss carryforwards or state minimum taxes, including AMT. For the year ended December 31, 2015, the Company recorded a deferred income tax benefit of $24.4 million primarily the result of a reversal of valuation allowance partially offset by federal AMT, amortization of the deferred charge and state income taxes from states where the Company does not have net operating loss carryforwards or state minimum taxes, including AMT. The deferred charge represents the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH prior to 2008. The deferred charge is amortized and/or impaired, which does not result in any tax liability to be paid. The deferred charge is included in other assets in the accompanying consolidated balance sheets and is amortized as a component of income tax expense in the accompanying consolidated statement of operations. Deferred tax assets are recognized subject to management's judgment that realization is "more likely than not". A valuation allowance is recognized for a deferred tax asset if, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. In making such judgments, significant weight is given to evidence that can be objectively verified. As of each reporting date, the Company considers new evidence, both positive and negative, that could impact management's view with regard to future realization of deferred tax assets. Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences. The Company's evaluation is based on current tax laws as well as management's expectation of future performance.

The Company's deferred tax assets are primarily the result of net operating losses and other fair value write downs of financial assets and liabilities. The Company’s net deferred tax assets declined to $4.3 million at December 31, 2017, as a result of the reduction in projected future utilization, changes in tax rates due to the Tax Act re-measurement of deferred tax assets and liabilities and an increase in deferred tax liabilities as a result of the amortization of goodwill.   The Company has recorded a valuation allowance against its remaining net deferred tax assets at December 31, 2017 as it is more likely than not that not all of the deferred tax assets will be realized. The valuation allowance is based on the management's assessment that it is more likely than not that certain deferred tax assets, primarily net operating loss carryforwards, may not be realized in the foreseeable future due to objective negative evidence that the Company may not generate sufficient taxable income to realize the deferred tax assets.

Deferred tax assets are comprised of the following temporary differences between the financial statement carrying value and the tax basis of assets:

	For the year ended December 31,
	2017	2016
Deferred tax assets:
Federal and state net operating losses	$181,681	$226,001
Mortgage securities	54,657	112,302
Depreciation and amortization	—	337
Capital loss carryover	163	—
Compensation and other accruals	5,452	7,922
Repurchase reserve	1,861	2,430
Total gross deferred tax assets	243,814	348,992
Deferred tax liabilities:
Fair value (1)	(8,940)	(10,869)
Mortgage servicing rights	(46,104)	(59,096)
Depreciation and amortization	(874)	—
Total gross deferred tax liabilities	(55,918)	(69,965)
Valuation allowance	(183,581)	(254,607)
Total net deferred tax assets	$4,315	$24,420

(1)Includes fair value adjustments to long-term debt and fair value and accretion adjustments for the contingent consideration.

The following is a reconciliation of income taxes to the expected statutory federal corporate income tax rates for the years ended December 31, 2017, 2016 and 2015:

	For the year ended December 31,
	2017	2016	2015
Expected income tax expense (benefit)	$(3,984)	$16,717	$20,623
State tax (benefit), net of federal benefit	32	185	256
State rate change	12	(153)	—
Change in valuation allowance	(66,355)	(17,002)	(44,163)
Federal rate change	89,518	—	—
Deferred charge	858	1,278	1,558
Other	57	68	(150)
Total income tax expense (benefit)	$20,138	$1,093	$(21,876)

As of December 31, 2017, the Company had estimated federal net operating loss (NOL) carryforwards of approximately $619.9 million. Federal net operating loss carryforwards begin to expire in 2027.  As of December 31, 2017, the Company had estimated California NOL carryforwards of approximately $431.0 million, which begin to expire in 2028.  The Company may not be able to realize the maximum benefit due to the nature and tax entities that holds the NOL. On July 19, 2016, the Company’s stockholders approved an amendment to the NOL rights plan, which is designed to mitigate the risk of losing net operating loss carry‑forwards and certain other tax attributes from being limited in reducing future income taxes. For a description of the NOL rights plan, see Note 20.—Tax Benefits Preservation Rights Plan.

The Company files numerous tax returns in various jurisdictions. While the Company is subject to examination by various taxing authorities, the Company believes there are no unresolved issues or claims likely to be material to its financial position. The Company classifies interest and penalties on taxes as provision for income taxes. As of December 31, 2017 and 2016, the Company has no material uncertain tax positions.  With the enactment of the Tax Act in the fourth quarter of 2017, federal AMT was eliminated and $474 thousand in federal AMT credits were reclassed to receivables as of December 31, 2017.  The Company has state AMT credits in the amount of $113 thousand as of December 31, 2017.

The Company recognizes tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. A windfall tax benefit occurs when the actual tax benefit realized upon an employee’s disposition of a share‑based award exceeds the deferred tax asset, if any, associated with the award. At December 2016, deferred tax assets did not include $5.1 million of excess tax benefits from stock‑based compensation.    With the adoption of ASU 2016-09 in the first quarter of 2017, the Company had a $5.1 million cumulative effect adjustment to opening retained earnings related to the excess tax benefit from stock‑based compensation which had no impact as the Company had a full valuation allowance against it.

Note 16.—Segment Reporting

The Company has three primary reporting segments which include mortgage lending, real estate services and long‑term mortgage portfolio. Unallocated corporate and other administrative costs, including the costs associated with being a public company, are presented in Corporate and other.

The following table presents selected balance sheet data by reporting segment as of the dates indicated:

Balance Sheet Items as of	Mortgage	Real Estate	Long-term	Corporate
December 31, 2017:	Lending	Services	Portfolio	and other	Consolidated
Cash and cash equivalents	$31,784	$235	$—	$1,204	$33,223
Restricted cash	5,876	—	—	—	5,876
Mortgage loans held-for-sale	568,781	—	—	—	568,781
Finance receivables	41,777	—	—	—	41,777
Mortgage servicing rights	154,405	—	—	—	154,405
Trust assets	—	—	3,670,550	—	3,670,550
Goodwill	104,587	—	—	—	104,587
Other assets (1)	85,773	16	7,827	8,885	102,501
Total assets	992,983	251	3,678,377	10,089	4,681,700
Total liabilities	678,392	47	3,698,639	39,475	4,416,553

Balance Sheet Items as of	Mortgage	Real Estate	Long-term	Corporate
December 31, 2016:	Lending	Services	Portfolio	and other	Consolidated
Cash and cash equivalents	$14,026	$166	$—	$25,904	$40,096
Restricted cash	5,971	—	—	—	5,971
Mortgage loans held-for-sale	388,422	—	—	—	388,422
Finance receivables	62,937	—	—	—	62,937
Mortgage servicing rights	131,537	—	—	—	131,537
Trust assets	—	—	4,033,290	—	4,033,290
Goodwill	104,587	351	—	—	104,938
Other assets (1)	55,444	4,934	8,983	27,182	96,543
Total assets	762,924	5,451	4,042,273	53,086	4,863,734
Total liabilities	551,110	7,741	4,065,221	8,622	4,632,694

(1)	All segment asset balances exclude intercompany balances.

The following table presents selected statement of operations information by reporting segment for the years ended December 31, 2017, 2016 and 2015:

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
Year Ended December 31, 2017:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$136,147	$—	$—	$—	$136,147
Real estate services fees, net	—	5,856	—	—	5,856
Servicing fees, net	31,902	—	—	—	31,902
Loss on mortgage servicing rights, net	(35,880)	—	—	—	(35,880)
Other revenue	22	—	273	385	680
Accretion of contingent consideration	(2,058)	—	—	—	(2,058)
Change in fair value of contingent consideration	13,326	—	—	—	13,326
Loss on extinguishment of debt	—	—	(1,265)	—	(1,265)
Other operating expense	(143,002)	(3,610)	(339)	(20,747)	(167,698)
Other income (expense)	2,931	—	6,903	(2,227)	7,607
Net earnings (loss) before income tax expense	$3,388	$2,246	$5,572	$(22,589)	(11,383)
Income tax expense					20,138
Net loss					$(31,521)

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
Year Ended December 31, 2016:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$311,017	$—	$—	$—	$311,017
Real estate services fees, net	—	8,395	—	—	8,395
Servicing fees, net	13,734	—	—	—	13,734
Loss on mortgage servicing rights, net	(36,441)	—	—	—	(36,441)
Other revenue	79	—	242	730	1,051
Accretion of contingent consideration	(6,997)	—	—	—	(6,997)
Change in fair value of contingent consideration	(30,145)	—	—	—	(30,145)
Change in fair value of long-term debt	—	—	(14,436)		(14,436)
Other operating expense	(185,231)	(6,536)	(418)	(8,716)	(200,901)
Other (expense) income	2,582	—	5,439	(5,535)	2,486
Net earnings (loss) before income tax expense	$68,598	$1,859	$(9,173)	$(13,521)	$47,763
Income tax expense					1,093
Net earnings					$46,670

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
Year Ended December 31, 2015:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$169,206	$—	$—	$—	$169,206
Real estate services fees, net	—	9,850	—	—	9,850
Servicing fees, net	6,102	—	—	—	6,102
Loss on mortgage servicing rights	(18,598)	—	—	—	(18,598)
Other revenue	25	—	263	109	397
Accretion of contingent consideration	(8,142)	—	—	—	(8,142)
Change in fair value of contingent consideration	45,920	—	—	—	45,920
Change in fair value of long-term debt	—	—	(8,661)	—	(8,661)
Other operating expense	(119,261)	(5,951)	(677)	(7,569)	(133,458)
Other (expense) income	2,037	—	(1,125)	(4,605)	(3,693)
Net earnings (loss) before income tax expense	$77,289	$3,899	$(10,200)	$(12,065)	$58,923
Income tax benefit					(21,876)
Net earnings					$80,799

Note 17.—Commitments and Contingencies

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

In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and estimable. In any case, there may be exposure to losses in excess of any such amounts whether accrued or not. Any estimated loss is subject to significant judgment and is based upon currently available information, a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated loss will change from time to time, and actual results may vary significantly from the current estimate. Therefore, an estimate of possible loss represents what the Company believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company’s maximum loss exposure.

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

On December 7, 2011, a purported class action was filed in the Circuit Court of Baltimore City entitled Timm, v. Impac Mortgage Holdings, Inc, et al. alleging on behalf of holders of the Company’s 9.375% Series B Cumulative Redeemable Preferred Stock (Preferred B) and 9.125% Series C Cumulative Redeemable Preferred Stock (Preferred C) who did not tender their stock in connection with the Company’s 2009 completion of its Offer to Purchase and Consent Solicitation that the Company failed to achieve the required consent of the Preferred B and C holders, the consents to amend the Preferred stock were not effective because they were given on unissued stock (after redemption), the Company tied the tender offer with a consent requirement that constituted an improper “vote buying” scheme, and that the tender offer was a breach of a fiduciary duty. The action seeks the payment of two quarterly dividends for the Preferred B and C holders, the unwinding of the consents and reinstatement of the cumulative dividend on the Preferred B and C stock, and the election of two directors by the Preferred B and C holders. The action also seeks punitive damages and legal expenses. The court, on January 28, 2013, dismissed all individual director and officer defendants from the case and further dismissed three of the six causes of action. The remaining causes of action against the Company allege the Preferred B holders did not approve amendments to its Articles Supplementary and the holders thereof seek to recover two quarters of dividends and to elect two members to the Board of Directors of the Company. On December 29, 2017, the court denied the Company’s motion for summary judgment, granted the Plaintiffs motion for summary judgment, and stated it would schedule further proceedings to determine the appropriate relief which may include reinstating the Series B Preferred Stock holders rights and voiding the 2009 amendment, resulting in (among other possible ramifications), the reinstatement of dividend rights which have not been declared or paid since the 2009 amendment, the suspension of common dividends and the right to elect two members to the Board of Directors.  The Company intends to appeal the decision.

On April 30, 2012, a purported class action was filed entitled Marentes v. Impac Mortgage Holdings, Inc., alleging that certain loan modification activities of the Company constitute an unfair business practice, false advertising and marketing, and that the fees charged are improper. The complaint seeks unspecified damages, restitution, injunctive relief, attorney’s fees and prejudgment interest. On August 22, 2012, the plaintiff filed an amended complaint adding Impac Funding Corporation as a defendant and on

October 2, 2012, the plaintiff dismissed Impac Mortgage Holdings, Inc., without prejudice. Trial is currently scheduled for May 2018.

On December 14, 2013, a matter was filed in the US District Court, District of Minnesota, entitled Residential Funding Company, LLC v. Impac Funding Corp. alleging the defendant is responsible for unspecific debts of Pinnacle Direct Funding Corp., as its successor in interest. On April 3, 2014, the plaintiff filed a First Amended Complaint alleging the defendant is responsible for breaches of representations and warranties in connection with certain loan sales from Pinnacle to plaintiff. The plaintiff seeks declaratory relief and unspecified damages. The matter is currently in the discovery phase. The Company is scheduled to begin mediation in March 2018.

In October 2011 and November 2012, the Company received letters from Countrywide Securities Corporation (Countrywide), Merrill Lynch, Pierce, Fenner & Smith Incorporated (Merrill Lynch), and UBS Securities LLC (UBS) claiming indemnification relating to mortgage‑backed securities bonds issued, originated or sold by ISAC, IFC, IMH Assets Corp. and the Company. The claims seek indemnification from claims asserted against Countrywide, Merrill Lynch, and UBS in specified legal actions entitled American International Group Inc. v. Bank of America Corp., et al., in the United States District Court for the Southern District of New York and Federal Home Loan Bank of Boston v. Ally Financial, Inc., et al., in the United States District Court for the District of Massachusetts. The notices each seek indemnification for all losses, liabilities, damages and legal fees and costs incurred in those actions. In October 2012, January 2013, and December 2014, Deutsche Bank issued indemnification demands for claims asserted against them in the Superior Court of New York in cases entitled Royal Park Investments SA/NV v. Merrill Lynch, et al. and Dealink Funding Ltd. v. Deutsche Bank and in the Circuit Court for the City of Richmond, Virginia, in a case entitled Commonwealth of VA, et al. v. Barclays Capital Inc, et al. In February of 2013 the Company also received a notice of intent to seek indemnification on behalf of Deutsche Bank AG, Deutsche Bank Securities, Inc., DB Structured Products, Inc., ACE Securities Corp and Deutsche Alt‑A Securities, Inc. The claims relate to actions filed against those entities in the Superior Court of New York.

On April 20, 2017, a purported class action was filed in the United States District Court, Central District of California, entitled Nguyen v. Impac Mortgage Corp. dba CashCall Mortgage et al.   The plaintiffs contend the defendants did not pay purported class members overtime compensation or provide meal and rest breaks, as required by law.   The action seeks to invalidate any waiver signed by a purported class member of their right to bring a class action and seeks damages, restitution, penalties, attorney’s fees, interest, and an injunction against unfair, deceptive, and unlawful activities.  The matter has been stayed, pending a final decision by the U.S. Supreme Court in Morris v. Ernst & Young, LLP.

On November 1, 2016, a qui tam action was filed under seal entitled United States of America ex rel Jeremy Calva, et al. v. Impac Secured Assets Corp., et al.  The matter was unsealed on November 3, 2017.  The complaint alleges the defendants violated the false claims act by misrepresenting loan delinquency rates for loans deposited into certain securitization trusts, not notifying the trustee of certain trust that delinquent loans were deposited into the trusts, not notifying anyone that Company affiliates were the originator of most loans as well as the sponsor, depositor, issuer, and master servicer of certain trusts, causing government entities to buy bonds in those trusts.  The complaint seeks an order that the defendants cease and desist from submitting false claims to the plaintiffs, as well as civil penalties, damages, attorneys’ fees, and costs incurred in the case.  Neither the United States, nor any of the states or cities named as plaintiff in the matter elected to intervene in the case.

The Company is a party to other litigation and claims which are normal in the course of its operations. While the results of such other litigation and claims cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a material adverse effect on our financial condition or results of operations. The Company believes that it has meritorious defenses to the above claims and intends to defend these claims vigorously and as such the Company believes the final outcome of such matters will not have a material adverse effect on its financial condition or results of operations. Nevertheless, litigation is uncertain and the Company may not prevail in the lawsuits and can express no opinion as to their ultimate resolution. An adverse judgment in any of these matters could have a material adverse effect on the Company’s financial position and results of operations.

Lease Commitments

The Company leases office space and certain office equipment under long‑term leases expiring at various dates through 2024. Future minimum commitments under non‑cancelable leases are as follows:

	Operating	Capital
	Leases	Leases	Total
Year 2018	$5,822	$211	$6,033
Year 2019	5,592	82	5,674
Year 2020	4,560	—	4,560
Year 2021	4,620	—	4,620
Year 2022 and thereafter	13,065	—	13,065
Total lease commitments	$33,659	$293	$33,952

Total rental expense for the years ended December 31, 2017, 2016 and 2015 was $5.4 million, $5.1 million and $4.7 million, respectively.

Interest expense on the capital leases was $22 thousand, $32 thousand and $57 thousand for the years ended December 31, 2017, 2016 and 2015, respectively.

Repurchase Reserve

The provision for repurchases represents an estimate of losses to be incurred on the repurchase of loans or indemnification of purchaser's losses related to loan sales. Certain sale contracts and GSE standards require the Company to repurchase a loan or indemnify the purchaser or insurer for losses if a borrower fails to make initial loan payments or if the accompanying mortgage loan fails to meet certain customary representations and warranties.

In the event of a breach of the representations and warranties, The Company may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. In addition, an investor may request that the Company refund a portion of the premium paid on the sale of mortgage loans if a loan is prepaid within a certain amount of time from the date of sale. The Company records a reserve for estimated losses associated with loan repurchases, purchaser indemnification and premium refunds. The provision for repurchase losses is charged against gain on sale of loans, net in the consolidated statements of operations. A release of repurchase reserves is recorded when the Company 's assessment reveals that previously recorded reserves are no longer needed.

Loans sold to Ginnie Mae are insured by the FHA or are guaranteed by the VA. As servicer, the Company may elect to repurchase delinquent loans in accordance with Ginnie Mae guidelines; however, the loans continue to be insured. The Company may also indemnify the FHA and VA for losses related to loans not originated in accordance with their guidelines.

A selling representation and warranty framework was introduced by the GSEs in 2013 and enhanced in 2014 that helps address concerns of loan sellers with respect to loan repurchase risk. Under the framework, a GSE will not exercise its remedies, including the issuance of repurchase requests, for breaches of certain selling representations and warranties if a mortgage meets certain eligibility requirements. For loans sold to GSEs on or after January 1, 2013, repurchase risk for Home Affordable Refinance Program (HARP) loans is lowered if the borrower stays current on the loan for 12 months and representation and warranty risks are limited for non-HARP loans that stay current for 36 months.

The Company regularly evaluates the adequacy of repurchase reserves based on trends in repurchase and indemnification requests, actual loss experience, settlement negotiation, estimated future loss exposure and other relevant factors including economic conditions. During the three years ended 2017, 2016 and 2015, the Company sold $6.9 billion, $12.8 billion and $9.2 billion, respectively, of loans subject to representations and warranties. The Company believes its reserve balances as of December 31, 2017 are sufficient to cover future loss exposure associated with repurchase contingencies.

The following table summarizes the repurchase reserve activity (included in other liabilities in the accompanying consolidated balance sheets) related to previously sold loans for the years ended December 31, 2017 and 2016 is as follows:

	December 31,	December 31,
	2017	2016
Beginning balance	$5,408	$5,236
Provision for repurchases	1,557	379
Settlements	(945)	(207)
Total repurchase reserve	$6,020	$5,408

Concentration of Risk

The aggregate unpaid principal balance of loans in the Company’s long‑term mortgage portfolio secured by properties in California and Florida was $2.2 billion and $446.5 million, or 51% and 11%, respectively, at December 31, 2017.

The Company does not have a significant concentration of risk to any individual client except for the U.S. government and its agencies relating to its concentration of loan sales. The Company also has geographic concentration risk because 76% of the Company’s mortgage loan originations were from California.

Note 18.—Share Based Payments and Employee Benefit Plans

The Company maintains a stock‑based incentive compensation plan, the terms of which are governed by the 2010 Omnibus Incentive Plan (the 2010 Incentive Plan). The 2010 Incentive Plan provides for the grant of stock appreciation rights, restricted stock units, performance shares and other stock and cash‑based incentive awards. Employees, directors, consultants or other persons providing services to the Company or its affiliates are eligible to receive awards pursuant to the 2010 Incentive Plan. In connection with the adoption of the 2010 Incentive Plan, the Company’s 2001 Stock Plan, which was scheduled to expire in March 2011, was frozen. Further, all outstanding awards under the 2001 Stock Plan, as well as the Company’s previous 1995 Stock Option, Deferred Stock and Restricted Stock Plan (together with the 2001 Stock Plan, the “Prior Plans”), were assumed by the 2010 Incentive Plan. During the third quarter of 2017, the shareholders voted on and approved the amendment to the 2010 Omnibus Incentive Plan to increase the shares subject to the plan by 500,000 shares. As of December 31, 2017, the aggregate number of shares reserved under the 2010 Incentive Plan is 2,416,321 shares (including all outstanding awards assumed from Prior Plans), and there were 223,902 shares available for grant as stock options, restricted stock and deferred stock awards. The Company issues new shares of common stock to satisfy stock option exercises. There were 388,450 options granted for the year ended December 31, 2017.

The fair value of options granted, which is amortized to expense over the option vesting period, is estimated on the date of grant with the following weighted average assumptions:

	For the year ended December 31,
	2017	2016	2015
Risk-free interest rate	1.77 - 2.29%	1.16%	1.54 - 1.76%
Expected lives (in years)	5.54 - 5.63	5.47	5.50 - 5.73
Expected volatility	43.59 - 45.34%	49.71%	49.53 - 79.56%
Expected dividend yield	0.00%	0.00%	0.00%
Fair value per share	$4.34 - 5.98	$7.95	$6.74 - 9.96

The following table summarizes activity, pricing and other information for the Company’s stock options for the years presented below:

	For the year ended December 31,
	2017		2016		2015
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Options outstanding at beginning of year	1,391,327	$13.37	1,115,280	$11.85	1,078,230	$6.88
Options granted	388,450	13.43	342,000	17.40	405,800	19.59
Options exercised	(94,051)	6.30	(42,954)	5.10	(243,971)	3.98
Options forfeited/cancelled	(102,972)	16.26	(22,999)	15.50	(124,779)	9.44
Options outstanding at end of year	1,582,754	13.61	1,391,327	13.37	1,115,280	11.85
Options exercisable at end of year	921,387	$12.15	705,488	$10.25	476,998	$8.23

The aggregate intrinsic value in the following table represents the total pre‑tax intrinsic value, based on the Company’s closing stock price of $10.16 and $14.02 per common share as of December 31, 2017 and 2016, respectively. Aggregate intrinsic value represents the amount of proceeds the option holders would have received had all option holders exercised their options and sold the stock as of that date.

	As of December 31,
	2017		2016
	Weighted-		Weighted-
	Average	Aggregate	Average	Aggregate
	Remaining	Intrinsic	Remaining	Intrinsic
	Life	Value	Life	Value
	(Years)	(in thousands)	(Years)	(in thousands)
Options outstanding at end of year	6.83	$1,810	7.69	$4,293
Options exercisable at end of year	5.29	$1,803	6.50	$3,402

As of December 31, 2017, there was approximately $3.2 million of total unrecognized compensation cost related to stock option compensation arrangements granted under the plan, net of estimated forfeitures. That cost is expected to be recognized over the remaining weighted average period of 1.9 years.

For the years ended December 31, 2017, 2016 and 2015, the aggregate grant‑date fair value of stock options granted was approximately $2.3 million, $2.7 million and $3.8 million, respectively.

For the years ended December 31, 2017, 2016 and 2015, total stock‑based compensation expense was $2.5 million, $2.1 million and $1.6 million, respectively.

Additional information regarding stock options outstanding as of December 31, 2017 is as follows:

	Stock Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Exercise		Remaining	Average		Average
Price	Number	Contractual	Exercise	Number	Exercise
Range	Outstanding	Life in Years	Price	Exercisable	Price
$0 - 2.80	115,988	2.43	$2.43	115,988	$2.43
2.81 - 5.39	189,165	5.41	5.39	189,165	5.39
5.40 - 10.65	188,666	5.94	10.42	147,000	10.55
10.66 - 13.72	319,300	9.67	13.72	—	—
13.73 - 16.43	143,499	4.13	13.85	142,833	13.83
16.44 - 17.40	299,668	8.18	17.40	105,853	17.40
17.41 - 21.50	326,468	6.90	20.52	220,548	20.52
$2.80 - 21.50	1,582,754	6.83	$13.61	921,387	$12.15

In addition to the options granted, the Company has granted deferred stock units (DSU’s), which vest between one and three year periods. The fair value of each DSU was measured on the date of grant using the grant date price of the Company’s stock. For the years ended December 31, 2017 and 2016, the aggregate grant‑date fair value of DSU’s granted was approximately $206 thousand and $87 thousand, respectively.

The following table summarizes activity, pricing and other information for the Company’s DSU’s for the years presented below:

	For the year ended December 31,
	2017		2016		2015
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
DSU’s outstanding at beginning of year	85,750	$9.83	80,750	$9.36	75,750	$8.63
DSU’s granted	15,000	13.72	5,000	17.40	5,000	20.50
DSU’s exercised	—	—	—	—	—	—
DSU’s forfeited/cancelled	—	—	—	—	—	—
DSU’s outstanding at end of year	100,750	$10.41	85,750	$9.83	80,750	$9.36

As of December 31, 2017, there was approximately $227 thousand of total unrecognized compensation cost related to the DSU compensation arrangements granted under the plan. This cost is expected to be recognized over a weighted average period of 2.45 years.

401(k) Plan

After meeting certain employment requirements, employees can participate in the Company’s 401(k) plan. Under the 401(k) plan, employees may contribute up to 25% of their salaries, pursuant to certain restrictions. The Company matches 50% of the first 4% of employee contributions. Additional contributions may be made at the discretion of the board of directors. During the year ended December 31, 2017, the Company recorded approximately $1.1 million for basic matching contributions. During the year ended December 31, 2016, the Company recorded approximately $895 thousand for basic matching contributions. There were no discretionary matching contributions recorded during the years ended December 31, 2017 or 2016.

Note 19.—Related Party Transactions

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

In June 2015, the Company issued the 2015 Convertible Notes to purchasers, some of which are related parties.  See Note 9.—Debt—Convertible Notes.

Note 20.—Tax Benefits Preservation Rights Plan

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

Note 21.—Selected Quarterly Financial Data - (unaudited)

The following tables present selected unaudited quarterly financial data:

	For the three months ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Total revenues	$45,342	$39,633	$42,076	$11,654
Total expenses	(44,557)	(33,721)	(37,560)	(40,592)
Total other (expense) income	4,268	1,573	(95)	596
Earnings (loss) before income taxes	5,053	7,485	4,421	(28,342)
Income tax expense	426	1,045	2,104	16,563
Net earnings (loss)	$4,627	$6,440	$2,317	$(44,905)
Earnings (loss) per common share:
Basic	$0.29	$0.33	$0.11	$(2.14)
Diluted	$0.29	$0.32	$0.11	$(2.14)

	For the three months ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Total revenues	$47,299	$69,213	$103,993	$77,251
Total expenses	(45,155)	(60,891)	(81,359)	(50,638)
Total other (expense) income	(728)	4,352	(6,266)	(9,308)
Earnings before income taxes	1,416	12,674	16,368	17,305
Income tax (benefit) expense	435	423	(130)	365
Net earnings	$981	$12,251	$16,498	$16,940
Earnings per common share:
Basic	$0.09	$0.99	$1.28	$1.06
Diluted	$0.08	$0.92	$1.18	$1.00

Note 22.—Subsequent Events

In February 2018, the Company entered into a master repurchase agreement with a regional bank providing a $50.0 million warehouse facility which expires in December 2018.

 Subsequent events have been evaluated through the date of this filing.