Form 10-K/A
period 2017-12-31
IMPAC MORTGAGE HOLDINGS INC
filed 2018-04-30
CIK 1000298

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

(949) 475-3600
 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	NYSE American
Preferred Stock Purchase Rights	NYSE American

Securities registered pursuant to Section 12(g) of the Act: none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and emerging growth company in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2017, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $162.0 million, based on the closing sales price of common stock on the NYSE MKT on June 30, 2017. For purposes of the calculation only, all directors and executive officers and beneficial holders of more than 10% of the stock of the registrant have been deemed affiliates. There were 20,952,679 shares of common stock outstanding as of March 1, 2018.   There were 20,953,156 shares of common stock outstanding as of April 24, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K/A:

None.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Original Filing”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2018, of Impac Mortgage Holdings, Inc. Because we do not expect to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2017, we are filing this Amendment to provide the information required by Items 10, 11, 12, 13 and 14 of Part III of the SEC’s Form 10-K and not included in the Original Filing.

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

IMPAC MORTGAGE HOLDINGS, INC.

2017 FORM 10-K/A ANNUAL REPORT

(Amendment No. 1)

PART III

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

NAME	AGE	POSITION
Joseph R. Tomkinson	70	Chairman of the Board and Chief Executive Officer
James Walsh	68	Director
Frank P. Filipps	70	Director
Stephan R. Peers	65	Director
Leigh J. Abrams	75	Director
Thomas B. Akin	66	Director
George A. Mangiaracina	53	President
Todd R. Taylor	53	Executive Vice President and Chief Financial Officer
Rian Furey	41	Chief Operating Officer, President, Direct Lending
Ronald M. Morrison	67	General Counsel, Executive Vice President and Secretary

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

Frank P. Filipps has been a Director of IMH since August 1995. From April 2005 to July 2008, Mr. Filipps was Chairman and Chief Executive Officer of Clayton Holdings, Inc., a mortgage services company. From June 1999 to April 2005, Mr. Filipps was Chairman and Chief Executive Officer of Radian Group, Inc. (NYSE: RDN) and its principal subsidiary, Radian Guaranty, Inc., which were formed through a merger of Amerin and Commonwealth Mortgage Assurance Company. Since February 2013, Mr. Filipps has served as a director of Orchid Island Capital (NYSE: ORC), a specialty finance company that invests in residential mortgage-backed securities, and since 2014, he has served as a director of Sutherland Asset Management (NYSE: SLD).  Mr. Filipps was previously, from September 2004 to December 2014, a director of Primus Guaranty, Ltd. (NYSE: PRS), a holding company primarily engaged in selling credit protection against investment grade credit obligations of corporate and sovereign entities, and, from December 2010 to December 2014,  a director of Fortegra Financial Corp (NYSE: FRF), an insurance services company. Mr. Filipps received a B.A. in Economics in 1969 from Rutgers University and a Master’s degree in Corporate Finance and International Business in 1972 from New York University. The Company believes that Mr. Filipps’s financial and business expertise, including a diversified background of managing companies and his past senior executive positions and operating experience with real  estate-related and mortgage services companies, give him the qualifications and skills to serve as a director.

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

Leigh J. Abrams has been a Director of IMH since April 2001 and lead independent director since June 2004. For 47 years until May 2017, at which time Mr. Abrams voluntarily decided not to stand for election to the Board of Directors of LCI Inc.,  (formerly, Drew Industries Incorporated) (NYSE: LCII). LCI manufactures a wide variety of components for recreational vehicles, boats, trains, buses, a variety of specialty vehicles and manufactured homes. Mr. Abrams served in various capacities at LCI Industries, including Chairman of the Board from January 2009 until May 2014. From 2014 to 2017, Mr. Abrams was Chairman Emeritus of LCI.  Since August 1979, Mr. Abrams served as the President and Chief Executive Officer of LCI, from which he resigned in May 2008 and December 2008, respectively, to become Chairman of the Board of LCI.  Mr. Abrams, a CPA, has over 45 years of experience in corporate finance, mergers and acquisitions, and operations. Mr. Abrams received a B.A in Accounting from Baruch College in 1964. The Company believes that Mr. Abrams’ financial and business expertise, including his past senior executive positions and operating experience with large, complex organizations, gives him the qualifications and skills to serve as a director.

Thomas B. Akin was appointed as a director of IMH on May 23, 2017. He is currently the managing general partner of Talkot Capital LLC, a position he has held since 1996. Talkot Capital is the general partner for various limited partnerships (including the Talkot Fund, L.P.) investing in both private and public companies. From February 2008 to 2014, Mr. Akin served as the Chief Executive Officer of Dynex Capital, Inc. (NYSE: DX) and was a director from May 2003, serving as chairperson since 2005, until May 2017. From 1991 to 1994, Mr. Akin was the managing director of the Western United States for Merrill Lynch Institutional Services and was the Regional Director of the San Francisco and Los Angeles regions for Merrill Lynch Institutional Services from 1981 to 1991. Prior to Merrill Lynch, Mr. Akin had been with Salomon Brothers from 1978 to 1981. Mr. Akin currently serves on the board of directors for Mobivity Holdings Corp. (OTC: MFON). Mr. Akin holds a Master of Business Administration from the Anderson School at the University of California Los Angeles (UCLA) and a Bachelor of Science in Marine Biology from the University of California at Santa Cruz. The Company believes that Mr. Akin’s previous positions as an executive officer and director at several large financial institutions, his position as managing member at Talkot Capital and the resulting experience and expertise in investing in the financial and investment industries gives him the qualifications and skills to serve as a director.

George A. Mangiaracina was appointed President of the Company in March 2018. Prior to his appointment, Mr. Mangiaracina had been an Executive Vice President and Managing Director of IMH since January 2015, reporting directly to the CEO and playing a key role in the 2015 acquisition, integration and on-going management of IMH’s CashCall Mortgage platform. He serves on the IMH Executive, Risk and Capital Markets Committees and has assisted in capital raise activities, strategic initiatives and relationship management of IMH’s capital markets counterparties. Prior to joining IMH, Mr. Mangiaracina spent over 20 years in the securities and mortgage banking industries. From 1992 to 2008 and from 2009 to December 2013, he served as a Managing Director of UBS and Deutsche Bank, respectively. While at UBS, Mr. Mangiaracina was responsible for the proprietary trading and financing of a portfolio of residential whole loans and he structured warehouse and term facilities across an array of asset classes; including aircraft, auto, franchise receivables and manufactured housing. While at Deutsche Bank, Mr. Mangiaracina successfully liquidated a whole loan legacy portfolio, managing related risk and counterparty exposures.  During 2014, he advised financial institutions regarding treasury and capital markets activities and structuring.   Prior to 1992, Mr. Mangiaracina was a Manager with Arthur Andersen & Co. and he practiced as a Certified Public Accountant in the State of New York.  Mr. Mangiaracina earned his Bachelor of Science in Accounting and Finance from Fordham University, College of Business Administration.

Todd R. Taylor has been Executive Vice President, Chief Financial Officer since February 2008. Mr. Taylor joined IMH in October 2004 as the Senior Vice President, Controller and served in this position as well as Senior Vice President and Director of Accounting and Chief Accounting Officer until he was appointed Chief Financial Officer in February 2008. Prior to joining IMH, Mr. Taylor served as the Chief Financial Officer and Secretary for Primal Solutions, Inc. from August 2003 until October 2004. Mr. Taylor earned his B.A. in Business from California State University at Fullerton and is a certified public accountant.

Rian Furey was appointed as Chief Operating Officer in March 2018. Mr. Furey has been President of Direct Lending for IMH since December 2017 and has 20 years of experience in mortgage and financial services. From July 2014 to December 2017, Mr. Furey was Chief Operating Officer of Retail Direct Lending and Chief Administrative Officer for loanDepot, a leading technology-enabled mortgage and consumer lender with nationwide operations based in Orange County, Ca. From February 2013 to June 2014, he served as Chief Operating Officer of Greenlight Loans, which was acquired and became a subsidiary of Nationstar Mortgage Holdings, Inc. From September 2003 to February 2013, Mr. Furey was Senior Vice President of Secondary Marketing and Chief Operating Officer for the consumer mortgage division of LendingTree and Vice President of Capital Markets following its acquisition by Discover Financial Services. Mr. Furey received a B.B.A. in Finance in 1998 from the University of Portland and is recognized as a Certified Mortgage Banker by the Mortgage Bankers Association.

Ronald M. Morrison became General Counsel in July 1998 and was promoted to Executive Vice President in August 2001. In July 1998 he was also elected Secretary of IMH and in August 1998 he was elected Secretary of our mortgage operations and our warehouse lending operations. Mr. Morrison received his B.A. in History in 1973 from the University of California Los Angeles and his Juris Doctor in 1976 from Pepperdine University.

Family Relationships

There are no family relationships between any of the directors or executive officers of IMH.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our directors, executive officers, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership of such securities with the SEC. Directors, executive officers and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on review of the copies of such reports furnished to us during the fiscal year ended December 31, 2017, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% stockholders were satisfied by such persons except for the following: Richard Pickup filed two late Form 4 reports for three transactions and the RHP Trust, dated May 31, 2011 filed one late Form 4 report for one transaction.

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

Audit Committee and Financial Expert

The Audit Committee of the Board of Directors consists of four directors, all of whom are independent pursuant to the Director Independence Standards of the NYSE American and other SEC rules and regulations applicable to audit committees. The following directors are currently members of the Audit Committee: Frank P. Filipps, who serves as the chairman, Leigh J. Abrams, Stephan R. Peers and James Walsh. The Board of Directors has determined that Frank P. Filipps qualifies as an audit committee financial expert, as such term is defined by Item 407(d)(5)(ii) of Regulation S-K of the Securities Exchange Act of 1934, as amended.

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

Over the past several years, as the U.S. economy has slowly improved, and at times experienced challenges, the Company’s business and operations have also fluctuated. To address the economic and industry trends, the Company has endeavored to be opportunistic in its mortgage business adding new loan products, developing a mortgage servicing portfolio, maintaining the long-term mortgage portfolio and seeking potential acquisitions to grow its business. The incentive compensation received by the named executive officers during 2017, which is based on existing programs, reflects the Company’s growth. The Compensation Committee’s goal is to provide executive management incentive compensation that will motivate them to successfully implement the Company’s strategies, maintain its business and seek opportunities that will grow and strengthen the Company’s mortgage business.

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

Role of Management, Consultants and Peers Groups

In reviewing and making compensation decisions of other executive officers, the Committee has in the past and may in the future consult with the Company’s Chief Executive Officer, President and other executive officers. These officers review the performance of the other executive officers, provide annual recommendations for individual management objectives, and provide input on strategic initiatives. Mr. Tomkinson had also been given authority to negotiate employment terms for executive officers that report to him within certain parameters as approved by the Compensation Committee.

Although the Compensation Committee has explored the use of compensation consultants, and has used compensation consultants in the past, it did not use or rely on reports of compensation consultants during 2017 in connection with determining appropriate compensation and arrangements for the named executive officers.

Elements of our Executive Compensation Program

Historically and for 2017, our executive compensation program consisted of the following elements:

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

Because the mortgage lending market has continued to change and evolve since 2008, we generally enter into short term (1 to 2 year) employment agreements with our executive officers. The previous employment agreement with Joe Tomkinson, which was originally entered into in 2013 expired at the end of 2017. We entered into a new employment agreement with Mr. Tomkinson in February 2018 and, in March 2018, Mr. Tomkinson notified us that he will be stepping down as CEO of the Company on July 31, 2018. The employment agreements with Todd Taylor and Ron Morrison also expired at the end of 2017 and, although there are no existing written agreements, we are generally compensating each officer pursuant to the terms of the expired agreements. These employment agreements are further described below under “Employment Agreements.”

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

Quarterly and Annual Cash-Based Incentive Compensation

We have historically used cash-based incentive compensation to emphasize and reward the attainment of certain annual or quarterly financial goals and corporate or individual performance metrics. The objective is to select performance metrics that provide a meaningful measure of our success in implementing our short-term business strategies that yield long-term benefits, such as maintaining and growing the Company’s mortgage business and maintaining the amount of mortgage loans in the Company’s long-term mortgage portfolio, credit quality and portfolio earnings.  Mr. Tomkinson and our former President received annual bonuses based on adjusted net earnings, while Messrs. Taylor and Morrison each received a quarterly incentive bonus based on the achievement of mutually agreed upon management objectives.

Although the Compensation Committee has provides cash-based incentive compensation based on the Company’s financial performance, it is also starting to include equity as a component of incentive compensation. Pursuant to the employment agreement entered into in March 2018 with George Mangiaracina, the Company’s newly appointed President, a portion of Mr. Mangiaracina’s annual bonus for 2018, if approved, will consist of shares of restricted stock.  For further description of Mr. Mangiaracina’s employment agreement, see “Employment Agreements” below.

Performance Metrics.    Historically, cash incentive awards were typically driven by a combination of taxable net income, return on equity, and production goals. Based on these performance metrics, contractual incentive compensation was directly tied to the Company’s financial performance. We believe that these performance metrics for our executive officers have previously contributed to our success in prior years in meeting our strategic objectives of maintaining and growing our overall business and that the management objectives for the CFO and GC provide a strong corporate environment. Similar to the operating performance metrics that have been used with other executive officers, Mr. Mangiaracina’s 2018 annual bonus will be based on implementation of the Company’s business plan, assisting the Chief Financial Officer in addressing key enterprise risk areas and internal controls, and improving the overall performance and direction of the Company as measured by GAAP, including operating income, capital raise activities, merchant bank activities, and mergers and acquisitions.

Incentive bonuses for our CEO and former President were based on a percentage of the Company’s adjusted net earnings, subject to a cap provided that there is no cap on the Annual Bonus if the officer pre-elects on or before December 31 of the prior year to receive 5.0% of adjusted net earnings during a year. For 2016, Messrs. Tomkinson and Ashmore each elected to receive 5.0% of adjusted net earnings with no cap; however, no such election was made for 2017.  Furthermore, Mr. Tomkinson did not receive payment of an incentive bonus since the calculation of the amount on which the bonus is determined did not provide adjusted net earnings, which is consistent with our performance during 2017.

The incentive compensation for Taylor and Morrison was based on management objectives. Mr. Taylor’s incentive compensation may be up to 65% of his base salary, while Mr. Morrison’s incentive compensation may be up to 50% of his base salary. Their incentive compensation was determined and paid on a quarterly basis. Mr. Taylor’s management objectives for his quarterly incentive compensation during 2017 included the hiring of accounting personnel, completing internal controls for a recent acquisition, completing public offerings and new warehouse financing, and improvements to financing reporting and technology. Mr. Morrison’s management objectives for his quarterly incentive compensation during 2017 were based on corporate actions, such as the Company’s office lease, legal aspects of equity and debt financing and staffing.

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

The Committee believes granting stock options to our executive officers encourages the creation of long-term value for our stockholders and promotes employee retention and stock ownership, all of which serve our overall compensation objectives. The number of shares of our common stock under a stock option that is granted to an officer is determined by taking into consideration the officer’s position with the Company, overall individual performance, our performance and an estimate of the long-term value of the award considering current base salary and any cash bonus awarded. Other than the individual limit of 450,000 shares that may be awarded during any fiscal year, we do not have any limit on the amount of options or awards that may be granted to any executive officer. The Compensation Committee determines the appropriate criteria for granting awards to executive officers, which generally include individual performance, our strategic goals and our financial condition. The exercise price of any stock option issued by us is the closing price per share of common stock on the stock exchange on the grant date. The Compensation Committee generally has issued awards under the Company’s equity incentive plan once a year and the number of shares under options granted to each named executive officer is based on position and seniority.

Fringe Benefits

Health Benefits

During 2017, we provided the following benefits to all of our U.S. salaried employees, including the named executive officers: medical, dental and prescription coverage, company-paid short- and long- term disability insurance, and paid vacation and holidays.

Retirement Benefits

We maintain the Impac Companies 401(k) Savings Plan for all full time employees, including the executive officers, with at least six months of service. The 401(k) Plan provides that each participant may contribute up to 25% of salary pursuant to certain restrictions. The Company contributes to the participant’s plan account at the end of each plan year 50% of the first 4% of salary contributed by a participant. Subject to the rules for maintaining the tax status of the 401(k) Plan, an additional company contribution may be made at our discretion, as determined by the Board of Directors. Contributions made by us to the plan for the year ended December 31, 2017 was approximately $895,000. There were no discretionary matching contributions recorded during the year ended December 31, 2017.

Severance

Generally, all the named executive officers are entitled to certain severance benefits under the terms of each officer’s respective employment agreement, which are on file with the SEC. Severance benefits are intended to ease the consequences of an unexpected or involuntary termination of employment and give the executive an opportunity to find new employment. In February 2018, we entered into a new employment agreement with Mr. Tomkinson that provides, among other benefits, a severance of $300,000 per year for a period of three years.  On March 20, 2018, Mr. Tomkinson notified us that he is resigning as CEO as of July 31, 2018. In connection with the departure of William Ashmore, who was the Company’s previous President from 1995 until his departure in November 2017, we entered into a severance agreement with him pursuant to which he will receive for a 3-year period following January 1, 2018 $250,000 per year. Messers Taylor and Morrison each are entitled to severance compensation equal to the lesser of 12 months or the balance payable through the contract term of base salary and earned incentive compensation. The Committee believes that different severance payments periods for different named executive officers are reasonable in light of each officer’s position, value to the Company and length of service. We do not provide for change of control payments. Please see the discussions below entitled “Employment Agreements” and “Potential Payments upon Termination and Change-in Control” for a further description of severance payments for each Named Executive Officer.

Perquisites

The Committee typically prefers to compensate our executive officers in cash and equity rather than with perquisites and does not view perquisites as a significant element of our total compensation structure. Executive officers usually receive a car allowance.

Tax and Accounting Implications

Deductibility of Executive Compensation

Under Section 162(m) of the Internal Revenue Code, publicly-held corporations may not take a tax deduction for compensation in excess of $1 million paid to any of the executive officers named in the Summary Compensation Table during any fiscal year. Prior to 2018, certain “performance-based compensation” was exempt from this $1 million limitation on deductibility if, among other conditions, the plan had been approved by shareholders. This exemption from the limitation has been removed from Section 162(m) of the Code and is no longer applicable for federal income tax deductibility purposes. However, the California Revenue and Taxation Code has not yet been conformed to this recent change to the Internal Revenue Code eliminating the exemption from this limitation for performance-based compensation. Consequently (absent changes to California’s tax laws), deduction of such performance-based compensation would not be limited for California tax deduction purposes by the California tax law corresponding to Section 162(m) of the Internal Revenue Code.

The Compensation Committee regularly reviews our compensation programs to determine the deductibility of the future compensation paid or awarded pursuant thereto and will seek guidance with respect to changes to our existing compensation program that will enable the Company to continue to attract and retain key individuals while optimizing the deductibility to the Company of amounts paid as compensation. The Compensation Committee considers deductibility with respect to compensation arrangements for executives, and to the extent applicable, intends to qualify for the exception. However, this policy does not rule out the possibility that compensation may be approved that may not qualify for the compensation deduction if, in light of all applicable circumstances, it would be in the best interests of the Company for such compensation to be paid.

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

Impact of Shareholder Advisory Vote

At our 2016 annual meeting (the last meeting at which there was a “say-on-pay” proposal), our shareholders approved, in a non-binding advisory vote, our current executive compensation with approximately 92% of the votes cast on the proposal at the annual meeting affirmatively giving their approval (with broker non-votes and abstentions having no effect on the vote). Accordingly, we believe that this vote ratifies our executive compensation philosophy and policies, as currently adopted and implemented, and we intend to continue such philosophy and policies.

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

The Compensation Committee has reviewed and discussed the “Compensation Discussion and Analysis” section of this proxy statement with management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the “Compensation Discussion and Analysis” section be included in this proxy statement.

Submitted by the Compensation Committee:

Thomas B. Akin
Stephan R. Peers
James Walsh
Leigh Abrams

Summary Compensation Table

The following table presents compensation earned by our executive officers for the years ended December 31, 2017, 2016 and 2015 (the “Named Executive Officers”).  William S. Ashmore, the Company’s former President and a former director, resigned from the Company on November 21, 2017.  The compensation for Messrs. Tomkinson and Ashmore is based on employment agreements that were previously in effect, which are further described below under “Employment Agreements.”

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Joseph R. Tomkinson	2017	600,000	—	179,400	—	37,200	816,600
Chairman of the Board and	2016	600,000	—	254,335	5,720,869	37,200	6,612,404
Chief Executive Officer	2015	600,000	600,000	326,610	1,500,000	20,100	3,046,710
William S. Ashmore (5)	2017	600,000	—	179,400	—	37,200	816,600
Former President	2016	600,000	—	254,335	5,720,869	37,200	6,612,404
	2015	600,000	600,000	326,610	1,500,000	20,100	3,046,710
Todd R. Taylor	2017	360,000	—	143,520	234,000	6,000	743,520
Chief Financial Officer	2016	360,000	—	190,751	234,000	6,000	790,751
	2015	360,000	—	245,435	230,500	6,000	841,935
Ron Morrison	2017	390,000	—	143,520	195,000	6,000	734,520
Executive Vice President and General Counsel	2016	390,000	—	190,751	195,000	6,000	781,751

(1)                                 In 2015, the Board of Directors granted Messrs. Tomkinson and Ashmore a one-time discretionary bonus related to the acquisition of CashCall Mortgage.

(2)                                 The amounts disclosed reflect the full grant date fair values in accordance with FASB ASC Topic 718. For assumptions used in calculation of the option awards, see “Note 19—Share Based Payments and Employee Benefit Plans” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. See “Option Grants During 2017” below for a further description of the terms of the options.

(3)                                 Amounts set forth in this column are based on the terms of the incentive bonuses set forth in the employment agreements as described below under “Employment Agreements.” Mr. Tomkinson’s and Mr. Ashmore’s annual incentive bonus payments for 2015 were based on 7.5% of the Company’s adjusted net earnings, subject to certain limitations. For 2016, pursuant to the terms of their employment agreements, each officer elected to receive 5.0% of adjusted net earnings. Mr. Taylor received a quarterly incentive bonus of up to 65% of his base salary based upon the achievement of mutually agreed management objectives. Mr. Morrison received a quarterly incentive bonus of up to 50% of his base salary based upon the achievement of mutually agreed management objectives.

(4)                                 Consists of (i) an annual car allowance of $14,400 for each of Tomkinson and Ashmore, and $6,000 for each of Taylor and Morrison, (ii) a fixed expense reimbursement of $22,800 with respect to Tomkinson and Ashmore, and (iii) a fringe benefit associated with an executive retention plan by which the Company pledges a portion of the collateral needed to finance premiums from a third party lender for life insurance policies in the amount of $5 million and $4 million for trusts of which the family members of Mr. Morrison and Mr. Taylor, respectively, are the beneficiaries. As of December 31, 2017, the Company posted collateral of $583,333 and $466,667 for each trust, respectively.  In addition, in accordance with the severance agreement with Mr. Ashmore, the Company has agreed to pledge a portion of the collateral needed to finance premiums from a third party lender for a life insurance policy in the amount of $6 million for trusts of which the family members of Mr. Ashmore are the beneficiaries. As of December 31, 2017, the Company posted collateral of $700,000 on behalf of Mr. Ashmore.

(5)                                 Mr. Ashmore resigned as President and as a director of the Company on November 21, 2017.

GRANTS OF PLAN-BASED AWARDS

The following table provides information with respect to grants of plan-based awards made during 2017 to the Named Executive Officers.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Award					All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and
Name	Grant Date	Threshold ($)	Target ($)		Maximum ($)		Option (#)(4)	Awards ($/Sh)	Option Awards($)(5)
Joseph R. Tomkinson	8/30/17	—	—		—		30,000	13.72	179,400
		—	—	(1)	—		—	—	—
William S. Ashmore	8/30/17	—	—		—		30,000	13.72	179,400
		—	—	(1)	—		—		—
Todd R. Taylor	8/30/17	—	—		—		24,000	13.72	143,520
		—	234,000	(2)	234,000	(2)	—	—	—
Ron Morrison	8/30/17	—	—		—		24,000	13.72	143,520
		—	195,000	(3)	195,000	(3)	—	—	—

(1)                                 Mr. Tomkinson’s annual incentive bonus payment was based on 5.0% of the Company’s adjusted net earnings for that year. Based on the calculation there were no adjusted net earnings for 2017. There are no threshold or maximum levels for these awards.

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

(5)                                 The amounts in this column represent the aggregate grant date fair value of option awards granted during 2017 computed in accordance with ASC 718. The assumptions for these amounts are included in Note 18—Share Based Payments and Employee Benefit Plans, to our audited financial statements included in our Annual Report on Form 10-K for 2017.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2017

The following table provides information with respect to option awards held by the Named Executive Officers as of December 31, 2017.

	OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Joseph R. Tomkinson	6,321	—	0.53	06/09/2019
	48,000	—	2.73	12/3/2020
	29,250	—	13.81	11/27/2022
	25,000	—	10.65	7/23/2023
	3,500	—	5.39	72/2/2024
	22,800	11,400	20.50	7/21/2025
	10,667	21,300	17.40	7/19/2026
	—	30,000	13.72	8/30/2027
William S. Ashmore	16,000	—	2.73	12/3/2020
	29,250	—	13.81	11/27/2022
	25,000	—	10.65	7/23/2023
	38,500	—	5.39	7/22/2024
	22,800	11,400	20.50	7/21/2025
	10,667	10,667	17.40	7/19/2026
	—	10,000	13.72	8/30/2027
Todd R. Taylor	10,000	—	0.53	6/9/2019
	24,000	—	13.81	11/27/2022
	22,000	—	10.65	7/23/2023
	29,000	—	5.39	7/22/2024
	17,134	8,566	20.50	7/21/2025
	8,000	16,000	17.40	7/19/2026
	—	24,000	13.72	8/30/2027
Ron Morrison	10,000	—	0.53	6/9/2019
	24,000	—	13.81	11/27/2022
	20,000	—	10.65	7/23/2023
	29,000	—	5.39	7/22/2024
	17,134	8,566	20.50	7/21/2025
	8,000	16,000	17.40	7/19/2026
	—	30,000	13.72	8/30/2027

OPTION EXERCISES AND STOCK VESTED

The following table sets forth option exercise during the year ended December 31, 2017. None of the Named Executive Officers hold any stock awards subject to vesting.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Joseph R. Tomkinson	40,000	$353,500	—	—
William S. Ashmore	—	—	—	—
Todd R. Taylor	—	—	—	—
Ron Morrison	—	—	—	—

(1)                                 The aggregate value realized upon the exercise of an option represents the difference between the aggregate market price of the shares of our common stock on the date of exercise and the aggregate exercise price of the option.

Employment Agreements

Joseph R. Tomkinson, Chief Executive Officer

Previous Employment Agreement

Until December 31, 2017, Joseph R. Tomkinson was subject to an employment agreement as Chief Executive Officer that was originally effective in January 2013 (the “Previous Employment Agreement”).

Under the Previous Employment Agreement, Mr. Tomkinson’s annual base salary was $600,000. He also received a fixed expense reimbursement of $1,900 per month and was eligible to receive an annual bonus in an amount equal to 7.5% of the Company’s adjusted net earnings (the “Annual Bonus”). The Annual Bonus was subject to a cap in any calendar year in an amount equal to 2.5 times annual base salary; provided that there would be no cap on the Annual Bonus if he pre-elected on or before December 31 of the prior year to receive 5.0% of adjusted net earnings during a year. Mr. Tomkinson could elect to defer any portion of his base salary, bonuses or incentive compensation into an approved Company-sponsored deferred compensation plan.

For purposes of the Annual Bonus, “adjusted net earnings” means the net earnings (loss) attributable to common stockholders excluding (1) any adjustment relating to change in fair value of net trust assets, change in fair value of long-term debt (including preferred stock), noncash level yield long-term debt recognition or valuing of deferred tax assets, earn out accretion associated with the acquisition of CashCall mortgage, and change in estimated fair value of the contingent consideration liability associated with the acquisition of CashCall mortgage, (ii) any accrual already made with respect to the officer’s bonus compensation, (iii) any charge relating to amortization of deferred charges, and (iv) any adjustment relating to lower of cost or market and repurchase liability of the discontinued operations.

Mr. Tomkinson was also eligible to receive paid vacation, a car allowance of $1,200 per month, participate in the Company’s health and other benefit plans, be reimbursed for reasonable and necessary business and entertainment expenses, and receive other benefits at the discretion of the Board of Directors. Any amounts paid to the officer are subject to any claw back policy that the Company is required to adopt pursuant to listing standards of any national securities exchange or as otherwise required under applicable law.

2018 Employment Agreement

On February 15, 2018, the Company entered into a new employment agreement with Joseph Tomkinson effective January 1, 2018 (the “New Employment Agreement”).  On March 14, 2018, Mr. Tomkinson notified Company that he will be resigning from the position of Chairman and Chief Executive Officer as of July 31, 2018. Mr. Tomkinson will remain a director on the Company’s Board of Directors.

Pursuant to the New Employment Agreement, Mr. Tomkinson’s base salary is $650,000 per year and, upon its termination, Mr. Tomkinson is eligible to receive a bonus based on certain criteria in the sole discretion of, and in an amount and form determined by, the Board of Directors as recommended by the compensation committee. Mr. Tomkinson is also eligible to receive stock options and other benefits generally available to other employees.

Upon termination for any reason of the employment agreement, Mr Tomkinson will receive payment for all accrued salary, vacation time and benefits through the termination date. Except upon termination with cause and death, Mr. Tomkinson will also receive a severance of $300,000 per year for a period of three years payable in semi-monthly installments, the use of secretarial services for two years and medical coverage for 48 months. If COBRA benefits are chosen, the Company will also pay the premium for COBRA benefits and an additional 40% of each monthly payment to Mr. Tomkinson to cover tax liability. Otherwise, Mr. Tomkinson will receive up to $1,386 per month for medical insurance plus an additional 40% for each payment. If the Company terminates the New Employment Agreement for cause, then Mr. Tomkinson will be paid only his salary and benefits through the termination date. Termination with cause means a material breach of the terms of the Company’s policies, an act of dishonesty, misappropriation, embezzlement, fraud or similar conduct, a conviction of, or entry of plea of nolo contendere in respect of a felony, material damage to the Company’s property caused by willful or grossly negligent conduct, substance abuse that renders the person unfit to serve as an officer or employee, failure to comply with reasonable instructions, or conduct that demonstrates unfitness to serve as an officer or employee. The New Employment Agreement may be assigned, at the Company’s discretion, upon a merger or transfer of all or substantially all of the Company’s assets.

On March 14, 2018, the Company announced that Mr. Tomkinson will be stepping down from the position of Chairman and Chief Executive Officer as of July 31, 2018. Mr. Tomkinson will remain a director on the Company’s Board of Directors.

William S. Ashmore, Former President

On November 21, 2017, William S. Ashmore, who had been the Company’s previous President since 1995, stepped down as President and member of the Company’s Board of Directors.  The Company and Mr. Ashmore entered into a severance agreement whereby Mr. Ashmore will receive for the 3 year period following January 1, 2018 $250,000 per year, which will be paid monthly. The Company will also pay medical insurance premiums for Mr. Ashmore for 18 months as well as an amount equal to 40% of each monthly premium payment to cover tax liability. Mr. Ashmore’s stock options will continue to vest and be exercisable until November 30, 2018. In addition, in accordance with the severance agreement with Mr. Ashmore, the Company has agreed to pledge a portion of the collateral needed to finance premiums from a third party lender for a life insurance policy in the amount of $6 million for trusts of which the family members of Mr. Ashmore are the beneficiaries. As of December 31, 2017, the Company posted collateral of $700,000 on behalf of Mr. Ashmore.   Prior to his departure, Mr. Ashmore had an employment agreement with terms that were materially the same as Mr. Tomkinson’s Previous Employment Agreement.

George A. Mangiaracina, President

On March 14, 2018, the Board of Directors appointed George A. Mangiaracina as President of the Company. At the time in which Mr. Tomkinson steps down as CEO as of July 31, 2018, the Board of Directors anticipates appointing Mr. Mangiaracina as Chief Executive Officer. In connection with his appointment as President, on March 14, 2018, Mr. Mangiaracina and the Company executed an employment agreement, which has a term effective as of January 1, 2018 and ending on December 31, 2019 and does not extend automatically.

Base Salary, Annual Bonus and Other Compensation.     Pursuant to the agreement, Mr. Mangiaracina will receive a base annual salary of $750,000 and bonuses of $375,000 each payable on April 1, 2018 and October 1, 2018 and $750,000 on December 1, 2019 (the “executive bonus”).  Mr. Mangiaracina will also be eligible to receive an annual bonus in an amount determined in the sole discretion of the Company’s Board of Directors (the “annual bonus”). The annual bonus for 2018 will be based on the following criteria: implementation of the Company’s business plan, assisting the Chief Financial Officer in addressing key enterprise risk areas and internal controls, and improving the overall performance and direction of the Company as measured by GAAP, including operating income, capital raise activities, merchant bank activities, and mergers and acquisitions. The criteria for 2019 will be agreed upon by the end of 2018. To receive an annual bonus, Mr. Mangiaracina must be actively employed by the Company on December 31 of the applicable year. If the Board approves an annual bonus, then the first $250,000 will be paid in cash, and any amount in excess of $250,000 will be paid half in cash and half in shares of restricted common stock of the Company at a price per share based on the average closing price of the common stock on the 20 trading days prior to filing the Company’s annual report on Form 10-K. Any bonus stock will vest annually in equal installments over a three year period.

Severance Compensation.     If (A) Mr. Mangiaracina is terminated by the Company without cause or (B) any of the following actions are taken: (i) there is a substantial diminution of his duties, authority, pay or responsibilities without performance or market justification, (ii) someone else is appointed as CEO of the Company upon Mr. Tomkinson’s departure, or (iii) in the event of a sale of all or substantially all of the Company’s or change of control, and Mr. Mangiaracina has provided the Company 30 days’ written notice of such giving the Company the opportunity to cure such circumstances in all material respects, then he will receive, after signing a general release, the following:

(i)                                     the pro-rata remainder of his base salary from the date of termination to December 31, 2019;

(ii)                                  any unpaid executive bonus;

(iii)                               a severance payment of $750,000;

(iv)                              any unpaid amounts of accrued salary, vacation time and benefits through the date of termination;

(v)                                 six months of COBRA family insurance coverage; and

(vi)                              any unvested restricted stock will continue to vest over the remaining vesting schedule.

If the Company terminates Mr. Mangiaracina for cause by providing written notice and a 30 day period for Mr. Mangiaracina to cure such circumstances, then he will receive all accrued salary, vacation time and benefits through the date of termination. Pursuant to the employment agreement, “cause” generally means the existence of any of the following, as determined by an affirmative majority vote of the Board of Directors: (a) conviction of, or entry of plea of nolo contendere to, a crime of dishonesty or a felony leading to incarceration of more than 90 days or a penalty or fine of $100,000 or more, (b) material and substantial failure to perform duties after 30 days’ written notice (and given a reasonable time to correct any failures, if possible), (c) willful misconduct or gross negligence that causes material harm, (d) material breach by the employee of the terms of the Employment Agreement or any other obligation, or (e) employee is declared legally incompetent or has a mental or physical condition that can reasonably be expected to prevent him from carrying out his essential duties for more than 90 days.

Upon the death or disability of Mr. Mangiaracina, he or his estate will receive all accrued salary, vacation time and benefits through the date of termination, a pro rata portion of any unpaid executive bonus, and any unpaid annual bonus if declared and not yet paid.  If Mr. Mangiaracina voluntarily resigns, he will receive all accrued salary and vacation time through the date of his departure.

Todd R. Taylor, Chief Financial Officer, and Ron Morrison, Executive Vice President & General Counsel

Todd Taylor and Ron. Morrison each had employment agreement that were originally effective as of January 1, 2014, and expired on December 31, 2017.  The Company has not entered into new employment agreements with either Mr. Taylor or Mr. Morrison, but is currently paying them their respective base salaries and incentive compensation based on the terms of the expired agreements.

Base Salary, Annual Bonus and Other Compensation.    Under the terms of the employments agreements, the base salary for Mr. Taylor and Mr. Morrison was $360,000 and $390,000 per year, respectively. Each were eligible to receive a bonus of up to 65%, in the case of Mr. Taylor, and up to 50%, in the case of Mr. Morrison, of their respective base salary if mutually agreed upon management objectives are achieved (the “Incentive Bonus”). The Incentive Bonus was paid quarterly within 30 days of each calendar year quarter end. Each officer (a) may elect to defer any portion of his base salary, bonuses, or incentive compensation into an approved Company-sponsored deferred compensation plan, (b) is eligible to receive stock options, paid vacation, an automobile allowance of $500 per month, and to be reimbursed for reasonable and necessary business and entertainment expenses, (c) may participate in the Company’s health and other benefit plans, and (d) may receive other benefits at the discretion of the Board of Directors.

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

Potential Payments Upon Termination or Change-in-Control

Based on the termination provisions of their applicable employment agreements, as described above, if each named executive officer, except for William Ashmore, was terminated without cause or resigned for good reason as of December 31, 2017, he would have received the following aggregate payments:

Name	Cash Severance ($)(1)	Health Benefits ($)(2)	Total ($)
Joseph R. Tomkinson	600,000	15,000	615,000
Todd R. Taylor	594,000	10,000	604,000
Ronald Morrison	585,000	10,000	595,000

(1)                                 With respect to Mr. Tomkinson, cash severance consists of 12 months of base salary. With respect to Mr. Taylor, cash severance consists of (i) $360,000, which is 12 months of base salary, and (ii) $234,000 representing incentive compensation earned for 2017. With respect to Mr. Morrison, cash severance consists of (i) $390,000, which is 12 months of base salary since the employment contract expires on December 31, 2017, and (ii) $195,000 representing incentive compensation earned for 2017.

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

In connection with any termination event, the Company will continue to pledge a portion of the collateral needed to finance premiums from a third party lender for life insurance policies in the amount of $5 million and $4 million for trusts of which the family members of Mr. Morrison  and Mr. Taylor, respectively, are the beneficiaries. As of December 31, 2017, the Company posted collateral of $583,333 and $466,667 for each trust, respectively.

None of the named executive officers receive payments upon a change-on-control.

CEO Pay Ratio

The pay ratio disclosure rules require disclosure of the ratio of the median of the annual total compensation of all of our employees (excluding the CEO) to the annual total compensation of our chief executive officer. The annual total compensation for 2017 was $80,814 for our median employee and $816,600 for Joseph Tomkinson, our CEO. The resulting ratio comparing the annual total compensation for 2017 earned by Mr. Tomkinson and by our median employee is 10.1 to 1.

We identified the median employee by examining the 2017 W-2 amounts for total compensation for all individuals (excluding Mr. Tomkinson) who were employed by us last year. We included all employees, whether employed on a full-time, part-time, temporary or seasonal basis and we annualized the compensation for full-time and permanent part-time employees that were not employed by us for all of 2017. No full-time equivalent adjustments were made for part-time employees. We calculated the median employee’s annual total compensation using our payroll records.

401(k) Plan

We maintain the Impac Companies 401(k) Savings Plan for all full time employees with at least six months of service, which is designed to be tax deferred in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The 401(k) Plan provides that each participant may contribute from 1% to 25% of his or her salary pursuant to certain restrictions or up to $18,000 annually for 2017. We will contribute to the participant’s plan account at the end of each plan year 50% of the first 4% of salary contributed by a participant. Under the 401(k) Plan, employees may elect to enroll on the first day of any month, provided that they have been employed for at least six months. Subject to the rules for maintaining the tax status of the 401(k) Plan, an additional company contribution may be made at our discretion, as determined by the Board of Directors. The discretionary contributions made to the plan vest over a three year period. We recorded approximately $904 thousand for matching contributions and no discretionary contributions during 2017.

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

Set forth below is the compensation earned by our non-employee directors during 2017. Compensation of Joseph R. Tomkinson is reported under “Executive Compensation;” Mr. Tomkinson received no additional compensation for his service as a director.

DIRECTOR COMPENSATION FOR 2017

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Option Awards ($)(1)(3)	Total ($)
James Walsh	$120,000	68,600	—	188,600
Frank P. Filipps	$120,000	68,600	—	188,600
Stephan R. Peers	$120,000	—	59,800	179,800
Leigh J. Abrams	$120,000	68,600	—	188,600
Thomas B. Akin	$42,527	—	59,800	102,327

(1)                                 The amounts disclosed reflect the full grant date fair values in accordance with FASB ASC Topic 718. For assumptions used in calculation of the awards, see “Note 18—Share Based Payments and Employee Benefit Plans” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

(2)                                 On August 30, 2017, James Walsh, Frank Filipps and Leigh Abrams each received 5,000 deferred stock units that vest in three (3) equal annual installments beginning on the first anniversary of the date of grant.  The stock price used to calculate the value of the stock award was $13.72. As of December 31, 2017, the following deferred stock units were outstanding:

Name	Vested DSUs	Unvested DSUs
James Walsh	29,917	8,333
Frank P. Filipps	19,500	5,000
Stephan R. Peers	19,500	—
Leigh J. Abrams	13,500	5,000
Thomas B. Akin	—	—

(3)                                 On August 30, 2017, Thomas B. Akin and Stephan R. Peers were each granted an option to purchase 10,000 shares of common stock with an exercise price of $13.72 per share. The options vest in three (3) equal annual installments beginning on the first anniversary of the date of grant.  As of December 31, 2017, the directors held the following options:

Name	Option Awards: Number of Securities Underlying Options (#)	Exercise Price of Option Awards ($)	Expiration Date
Frank P. Filipps	6,000	2.73	12/3/2020
	7,500	5.39	7/22/2024
	10,000	20.50	7/21/2025
	10,000	17.40	7/19/2026
Stephan R. Peers	4,000	2.73	12/3/2020
	7,500	5.39	7/22/2024
	10,000	20.50	7/21/2025
	10,000	17.40	7/19/2026
	10,000	13.72	8/30/2027
Leigh J. Abrams	6,000	2.73	12/3/2020
	12,000	13.81	11/27/2022
	7,500	5.39	7/22/2024
	10,000	20.50	7/21/2025
	10,000	17.40	7/19/2026
Thomas B Akin	10,000	13.72	8/30/2027

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

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us with respect to beneficial ownership of our common stock as of April 24, 2018 by (i) each director, (ii) each Named Executive Officer, (iii) each person known to us to beneficially own more than five percent of our common stock, and (iv) all directors and executive officers as a group.

As of April 24, 2018, there were 20,953,156 shares of common stock outstanding. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to securities held by that person that are currently exercisable or become exercisable, or convertible or become convertible, within 60 days of April 24, 2018 are deemed outstanding even if they have not actually been exercised or converted. Those shares, however, are not deemed outstanding for the purpose of computing the ownership percentage of any other person. Unless otherwise indicated in the footnotes to the table, the beneficial owners named have, to our knowledge, sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Richard H. Pickup (2)	5,820,000	27.0%
Todd M. Pickup (3)	2,958,913	13.8%
Talkot Capital, LLC (4)	2,777,031	13.3%
Joseph R Tomkinson (5)	408,792	1.9%
Ron Morrison (6)	123,026	*
Todd R. Taylor (7)	110,492	*
James Walsh (8)	35,294	*
Leigh J Abrams (9)	65,711	*
Stephan R Peers (10)	54,944	*
Frank P Filipps (11)	46,811	*
Thomas B. Akin (4)	2,777,031	13.3%
Directors and executive officers as a group (10 persons) (12)	3,682,102	17.1%

*                                         Indicates less than 1%

(1)                                 Except as otherwise noted, all named beneficial owners can be contacted at 19500 Jamboree Road, Irvine, California 92612.

(2)                                 According to a Schedule 13D/A filed with the SEC on October 17, 2017 and Form 4 filed March 20, 2018, (i) 2,660,465 shares are owned directly by RHP Trust, dated May 31, 2011 (the “Trust”), 120,000 shares are owned by Mr. Pickup and held in an individual retirement account, and the Trust has the right to acquire 639,535 shares at any time by converting into such shares the outstanding principal balance of Convertible Promissory Notes Due 2020 issued to the Trust, at the initial conversion price of $21.50 per share, and (ii) 1,400,000 shares are owned directly by Dito Caree LP, and 1,000,000 shares are owned directly by Dito Devcar LP, each of which Gamebusters, Inc. is the sole general partner with Mr. Pickup is its sole officer and director. Mr. Pickup has sole investment and voting power. The stockholder’s and the Trust’s address is 2532 Dupont Drive, Irvine, California 92612.

(3)                                 According to a Schedule 13G/A filed on February 14, 2018 and subsequent filings pursuant to Section 16 of the Exchange Act, the share amount consists of (A) (i) 100,000 shares owned directly by Mr. Pickup; (ii) 294,446 shares owned by Pickup Grandchildren’s Trust; (iii) 100,000 shares owned directly by Pickup Living Trust; (iv) 1,793,796 shares owned directly by Vintage Trust II, dated July 19, 2007, (the “Trust”); and (v) 465,117 shares that the Trust has the right to acquire at any time by converting into such shares the outstanding principal balance of Convertible Promissory Notes Due 2020 issued to the Trust, at the initial conversion price of $21.50 per share, all of which Mr. Pickup exercises sole investment and voting power, and (B) 100,000 shares owned directly by  Plus Four Equity Partners, L.P. and 50,000 shares owned directly by Vintage Trust, dated October 28, 1993, which Mr. Pickup shares investment and voting power. The stockholder’s address is 2532 Dupont Drive, Irvine, California 92612.

(4)                                 According to a Schedule 13G/A filed with the SEC on July 31, 2017, consists of 1,598,394 shares held by Talkot Fund, L.P., over which it has sole voting and dispositive power, and 1,178,637 shares held by Thomas B. Akin, over which he has sole voting and dispositive power. Talkot Capital, LLC acts as an investment adviser to certain private pooled investment vehicles. Talkot Capital, by virtue of investment advisory agreements with these pooled investment vehicles, has investment and voting power over securities owned of record by these pooled investment vehicles. Despite their delegation of investment and voting power to Talkot Capital, under Rule 13d-3 of the Securities Exchange Act of 1934, these pooled investment vehicles may be deemed the beneficial owner of the securities they own of record because they have the right to acquire investment and voting power, and have dispositive power, through termination of the investment advisory agreements with Talkot Capital. Talkot Capital may be deemed the beneficial owner of the securities covered by this statement under Rule 13d-3 of the Act. None of the securities are owned of record by Talkot Capital, and Talkot Capital disclaims any beneficial interest in such securities. Thomas B. Akin is the Managing Member of the General Partner, Talkot Capital, LLC. The principal business address is 2400 Bridgeway, Suite 300, Sausalito, CA 94965.

(5)                                 Represents (i) 7,854 shares of common stock, (ii) 255,400 shares held in trust with Mr. Tomkinson as trustee and (iii) options to purchase an aggregate of 145,538 shares.

(6)                                 Represents (i) 14,892 shares of common stock, (ii) options to purchase an aggregate of 108,134 shares.

(7)                                 Represents (i) 358 shares of common stock and (ii) options to purchase an aggregate of 110,134 shares.

(8)                                 Represents (i) 5,377 shares of common stock and (ii) 29,917 shares underlying deferred stock units.

(9)                                 Represents (i) 16,710 shares of common stock, (ii) options to purchase an aggregate of 35,501 shares, and (iii) 13,500 shares underlying deferred stock units.

(10)                          Represents (i) 13,943 shares of common stock, (i) options to purchase an aggregate of 21,501 shares, and (ii) 19,500 shares underlying deferred stock units.

(11)                          Represents (i) 3,810 shares of common stock, (ii) options to purchase an aggregate of 23,501 shares, and (iii) 19,500 shares underlying deferred stock units.

(12)                          Includes (i) options to purchase an aggregate of 504,310 shares and (ii) an aggregate of 82,417 shares with underlying deferred stock units.

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

The following table summarizes our equity compensation plan information as of December 31, 2017 with respect to outstanding awards and shares remaining available for issuance under our Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options (A)(1)	Weighted-average exercise price of outstanding options (B) ($)	Number of securities remaining available for future issuance (excluding securities in col A) (C)
2010 Omnibus Incentive Plan approved by stockholders	1,582,754	13.61	223,902
Equity compensation plans not approved by stockholders	—	—	—
Total

(1)         As of December 31, 2017, there were also 100,750 deferred stock units outstanding at a weighted average grant value of $10.41 per unit under the 2010 Plan, which amount represents 171,500 shares charged against the number of shares available for the grant of awards under the 2010 Plan. Pursuant to the 2010 Plan, shares of common stock awarded as restricted shares, restricted units, performance awards or other stock-based awards are charged as two shares against the number of shares of common stock available for the grant of awards under the 2010 Plan.

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

During 2017, Allison Ashmore (Account Executive) and Meagan Ashmore (VP Client Management), daughters of William Ashmore, the Company’s former President and a former director, earned $268,828 and $177,187, respectively, in salary, bonus and auto allowance. In addition, they participated in the employee health care benefit plans available to all employees of the Company.

On April 18, 2017, in connection with the Company’s registered direct public offering, Richard H. Pickup, Todd M. Pickup and Talkot Capital LLC and their respective affiliates purchased 1,579,779 shares, 394,945 shares, and 1,974,724 shares of common stock, respectively, at a purchase price of $12.66 per share.

The Company provides a fringe benefit associated with an executive retention plan by which the Company pledges a portion of the collateral needed to finance premiums from a third party lender for life insurance policies in the amount of $6 million, $5 million and $4 million for trusts of which the family members of Mr. Ashmore, Mr. Morrison and Mr. Taylor, respectively, are the beneficiaries. As of December 31, 2017, the Company posted collateral of $700,000, $583,333 and $466,667 for each trust, respectively.

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

Compensation Committee Interlocks and Insider Participation

The Compensation Committee currently consists of four directors, Thomas B. Akin (Chairman), James Walsh, Leigh J. Abrams and Stephan R. Peers. None of these individuals was one of our officers or employees during 2017 or had any relationship with us requiring disclosure under Item 404 of Regulation S-K. None of our current executive officers served as a member of the board of directors or the compensation committee of any other entity that has or has had one or more executive officers serving as a member of our Board or Compensation Committee.

Board Member Independence

We are listed on the NYSE American and accordingly, we have applied the listing standards of the NYSE American in determining the “independence” of the members of our Board of Directors. Based on the listing standards of the NYSE American and after reviewing the relationships with members of our Board, our Board of Directors has determined, with the assistance of the Corporate Governance and Nomination Committee, that James Walsh, Frank P. Filipps, Stephan R. Peers, Leigh J. Abrams and Thomas B. Akin as independent members of the Board of Directors. The Governance and Nomination Committee reviews with the Board at least annually the qualifications of new and existing Board members, considering the level of independence of individual members, together with such other factors as the Board may deem appropriate, including overall skills and experience. The Governance and Nomination Committee also evaluates the composition of the Board as a whole and each of its committees to ensure the Company’s on-going compliance with the independence standards of the NYSE American.

ITEM 14.                                         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

During the year ended December 31, 2017, Squar Milner LLP served as our independent registered public accounting firm and provided certain tax and other services. The following table sets forth the aggregate fees billed to us by Squar Milner LLP for the years ended December 31, 2017 and 2016.

	For the Year Ended December 31,
	2017	2016
Audit fees	$988,200	$1,015,200
Audit-related fees (1)	54,000	102,600
Tax fees (2)	60,735	43,916
All other fees (3)	—	—
Total	$1,102,935	$1,161,716

(1)                                 Audit-related fees include fees for an examination under section 1122 of Regulation AB for loan servicing, a separate examination of certain requirements of our master servicing policies and procedures, and registration and offering of securities.

(2)                                 Tax fees relate to tax planning and consultation services.

(3)                                 All other fees relate to non-tax related advisory and consulting services.

Pre-Approval Policies and Procedures for Audit and Non-Audit Services

The Audit Committee pre-approves all auditing services and permitted non-audit services, including the fees and terms thereof, to be performed by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee may form and delegate authority to subcommittees consisting of one or more members of the Audit Committee when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full Audit Committee at its next scheduled meeting. In pre-approving the services in 2017 and 2016 under audit related fees, tax fees or all other fees, the Audit Committee did not rely on the de minimis exception to the SEC pre-approval requirements.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on the 30th day of April 2018.

IMPAC MORTGAGE HOLDINGS, INC.

by:	/s/ JOSEPH R. TOMKINSON
Joseph R. Tomkinson
Chairman of the Board and Chief Executive Officer