Form 10-Q
period 2018-03-31
IMPAC MORTGAGE HOLDINGS INC
filed 2018-05-10
CIK 1000298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

There were 20,953,756 shares of common stock outstanding as of May 7, 2018.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1.CONSOLIDATED FINANCIAL STATEMENTS

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2018	2017
ASSETS	(Unaudited)
Cash and cash equivalents	$29,485	$33,223
Restricted cash	5,704	5,876
Mortgage loans held-for-sale	655,506	568,781
Finance receivables	26,989	41,777
Mortgage servicing rights	174,067	154,405
Securitized mortgage trust assets	3,524,053	3,670,550
Goodwill	104,587	104,587
Intangible assets, net	20,532	21,582
Loans eligible for repurchase from Ginnie Mae	54,632	47,697
Other assets	27,379	33,222
Total assets	$4,622,934	$4,681,700
LIABILITIES
Warehouse borrowings	$650,342	$575,363
MSR financings	45,000	35,133
Convertible notes, net	24,977	24,974
Long-term debt	45,337	44,982
Securitized mortgage trust liabilities	3,508,477	3,653,265
Liability for loans eligible for repurchase from Ginnie Mae	54,632	47,697
Contingent consideration	—	554
Other liabilities	33,970	34,585
Total liabilities	4,362,735	4,416,553

Commitments and contingencies (See Note 10)

STOCKHOLDERS’ EQUITY
Series A-1 junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none issued or outstanding	—	—
Series B 9.375% redeemable preferred stock, $0.01 par value; liquidation value $16,640; 2,000,000 shares authorized, 665,592 noncumulative shares issued and outstanding as of March 31, 2018 and December 31, 2017	7	7
Series C 9.125% redeemable preferred stock, $0.01 par value; liquidation value $35,127; 5,500,000 shares authorized; 1,405,086 noncumulative shares issued and outstanding as of March 31, 2018 and December 31, 2017	14	14
Common stock, $0.01 par value; 200,000,000 shares authorized; 20,952,679 and 20,949,679 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	210	209
Additional paid-in capital	1,234,149	1,233,704
Accumulated other comprehensive earnings, net of tax	25,578	—
Net accumulated deficit:
Cumulative dividends declared	(822,520)	(822,520)
Retained deficit	(177,239)	(146,267)
Net accumulated deficit	(999,759)	(968,787)
Total stockholders’ equity	260,199	265,147
Total liabilities and stockholders’ equity	$4,622,934	$4,681,700

See accompanying notes to unaudited consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017
Revenues:
Gain on sale of loans, net	$21,482	$37,319
Servicing fees, net	9,463	7,320
Gain (loss) on mortgage servicing rights, net	7,705	(977)
Real estate services fees, net	1,385	1,633
Other	90	47
Total revenues	40,125	45,342
Expenses:
Personnel expense	17,742	24,919
Business promotion	9,731	10,231
General, administrative and other	8,275	8,023
Accretion of contingent consideration	—	845
Change in fair value of contingent consideration	—	539
Total expenses	35,748	44,557
Operating income	4,377	785

Other income (expense):
Interest income	50,150	61,584
Interest expense	(49,130)	(61,138)
Change in fair value of long-term debt	1,224	(2,497)
Change in fair value of net trust assets, including trust REO gains	(2,138)	6,319
Total other income	106	4,268
Earnings before income taxes	4,483	5,053
Income tax expense	610	426
Net earnings	$3,873	$4,627

Other comprehensive earnings:
Change in fair value of instrument specific credit risk	$(1,440)	$—
Total comprehensive earnings	$2,433	$4,627

Earnings per common share:
Basic	$0.18	$0.29
Diluted	0.18	0.29

See accompanying notes to unaudited consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

	Preferred		Common		Additional	Cumulative		Accumulated Other	Total
	Shares	Preferred	Shares	Common	Paid-In	Dividends	Retained	Comprehensive	Stockholders’
	Outstanding	Stock	Outstanding	Stock	Capital	Declared	Deficit	Earnings	Equity
Balance, December 31, 2017	2,070,678	$21	20,949,679	$209	$1,233,704	$(822,520)	$(146,267)	$—	$265,147

Proceeds and tax benefit from exercise of stock options	—	—	3,000	1	15	—	—	—	16
Stock based compensation	—	—	—	—	430	—	—	—	430
Reclassification related to adoption of ASU 2016-01	—	—	—	—	—	—	(27,018)	27,018	—
Adjustment related to adoption of ASU 2016-16	—	—	—	—	—	—	(7,827)	—	(7,827)
Other comprehensive earnings	—	—	—	—	—	—	—	(1,440)	(1,440)
Net earnings	—	—	—	—	—	—	3,873	—	3,873
Balance, March 31, 2018	2,070,678	$21	20,952,679	$210	$1,234,149	$(822,520)	$(177,239)	$25,578	$260,199

See accompanying notes to unaudited consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$3,873	$4,627
Loss on sale of mortgage servicing rights	—	414
Change in fair value of mortgage servicing rights	(9,180)	1,122
Gain on sale of mortgage loans	(28,851)	(31,595)
Change in fair value of mortgage loans held-for-sale	4,891	(5,203)
Change in fair value of derivatives lending, net	1,815	(79)
Provision (recovery) for repurchases	378	(1,666)
Origination of mortgage loans held-for-sale	(1,320,128)	(1,580,019)
Sale and principal reduction on mortgage loans held-for-sale	1,246,881	1,558,851
Gains from REO	(2,193)	(1,533)
Change in fair value of net trust assets, excluding REO	4,331	(4,786)
Change in fair value of long-term debt	(1,224)	2,497
Accretion of interest income and expense	14,531	25,550
Amortization of intangible and other assets	1,193	1,192
Accretion of contingent consideration	—	845
Change in fair value of contingent consideration	—	539
Amortization of debt issuance costs and discount on note payable	21	100
Stock-based compensation	430	500
Impairment of deferred charge	—	276
Excess tax benefit from share based compensation	—	12
Net change in other assets	(3,833)	2,046
Net change in other liabilities	(949)	(15,871)
Net cash used in operating activities	(88,014)	(42,181)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in securitized mortgage collateral	116,205	182,824
Proceeds from the sale of mortgage servicing rights	—	481
Finance receivable advances to customers	(165,668)	(183,613)
Repayments of finance receivables	180,456	208,994
Purchase of premises and equipment	(109)	(291)
Proceeds from the sale of REO	5,418	6,859
Net cash provided by investing activities	136,302	215,254

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of MSR financing	(25,133)	—
Borrowings under MSR financing	35,000	35,133
Repayment of warehouse borrowings	(1,204,301)	(1,498,519)
Borrowings under warehouse agreements	1,279,280	1,519,778
Repayment of term financing	—	(30,000)
Payment of acquisition related contingent consideration	(554)	(7,958)
Repayment of securitized mortgage borrowings	(136,444)	(211,895)
Principal payments on capital lease	(59)	(101)
Debt issuance costs	—	(100)
Tax payments on stock based compensation awards	(3)	(21)
Proceeds from exercise of stock options	16	30
Net cash used in financing activities	(52,198)	(193,653)
Net change in cash, cash equivalents and restricted cash	(3,910)	(20,580)
Cash, cash equivalents and restricted cash at beginning of period	39,099	46,067
Cash, cash equivalents and restricted cash at end of period	$35,189	$25,487

NON-CASH TRANSACTIONS:
Transfer of securitized mortgage collateral to real estate owned	$4,835	$2,267
Mortgage servicing rights retained from loan sales and issuance of mortgage backed securities	10,482	12,066

See accompanying notes to unaudited consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data or as otherwise indicated)

Note 1.—Summary of Business and Financial Statement Presentation

Business Summary

Impac Mortgage Holdings, Inc. (the Company or IMH) is a Maryland corporation incorporated in August 1995 and has the following direct and indirect wholly-owned subsidiaries: Integrated Real Estate Service Corporation (IRES), Impac Mortgage Corp. (IMC), IMH Assets Corp. (IMH Assets) and Impac Funding Corporation (IFC).

The Company’s operations include the mortgage lending operations and real estate services conducted by IRES and IMC and the long-term mortgage portfolio (residual interests in securitizations reflected as net trust assets and liabilities in the consolidated balance sheets) conducted by IMH.  IMC’s mortgage lending operations include the activities of CashCall Mortgage (CCM).

Financial Statement Presentation

The accompanying unaudited consolidated financial statements of IMH and its subsidiaries (as defined above) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the three months ended  March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These interim period condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the United States Securities and Exchange Commission (SEC).

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

Recent Accounting Pronouncements

Accounting Standards Update (ASU) No. 2014-09, 2015-04, 2016-08, 2016-10, 2016-12, 2016-20, 2017-13 and 2017-14, collectively implemented as Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), “Revenue from Contracts with Customers (Topic 606)”, provides guidance for revenue recognition. This ASC’s core principle requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects consideration to which the company expects to be entitled in exchange for those goods or services. The standard also clarifies the principal versus agent considerations, providing the evaluation must focus on whether the entity has control of the goods or services before they are transferred to the customer. The new standard permits the use of either the modified retrospective or full retrospective transition method. The Company's revenue is primarily generated from loan originations, loan servicing and real estate services. Origination revenue is comprised of fee income earned at origination of a loan, interest income earned for the period the loans are held and gain on sale on loans upon disposition of the loan. Servicing revenue is comprised of servicing fees and other ancillary fees in connection with our servicing activities. Real estate services revenue is comprised of income earned from various real estate services and support such as loss mitigation, loan modification, surveillance and disposition and monitoring services. The Company performed a review of the guidance as compared to current accounting policies and have evaluated all services rendered to customers as well as underlying contracts to determine the impact of this standard to the Company’s revenue recognition process. The majority of services rendered by the Company in connection with loan originations, loan servicing and the long-term mortgage portfolio are not within the scope of FASB ASC 606. However, the Company identified real estate services revenues that were within the scope of FASB ASC 606 and the impact upon adoption was not materially different from the previous revenue recognition processes. The Company adopted this guidance on January 1, 2018, and the adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities."  The amendments in ASU 2016-01, among other things, requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables); requires separate presentation in other comprehensive income for the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost.  The update is effective for interim and annual reporting periods beginning after December 15, 2017 on a modified retrospective basis, using a cumulative-effect adjustment to the balance sheet as of the beginning of the year adopted. The Company adopted this guidance on January 1, 2018, which resulted in a $27.0 million reclass, net of tax, between opening retained earnings and other comprehensive income (loss) within stockholders’ equity.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The update amends the guidance in Accounting Standards Codification 230, Statement of Cash Flows, and clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows with the objective of reducing the existing diversity in practice related to eight specific cash flow issues. In addition, in November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash (ASU 2016-18). This ASU clarifies certain existing principles in FASB ASC 230, including providing additional guidance related to transfers between cash and restricted cash and how entities present, in their statement of cash flows, the cash receipts and cash payments that directly affect the restricted cash accounts. These ASUs will be effective for the Company’s fiscal year beginning after December 15,  2017 and subsequent interim periods. The Company adopted this guidance retrospectively on January 1, 2018.  The adoption of this ASU did not have a material impact on the consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” This ASU requires entities to recognize at the transaction date the income tax consequences of intercompany asset transfers other than inventory. This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. The adoption of this standard was applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company adopted this guidance on January 1, 2018, which resulted in a $7.8 million cumulative effect adjustment to opening retained earnings.

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.”  The update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This ASU is effective for annual reporting periods beginning after December 15, 2017.   The Company adopted this guidance on January 1, 2018, and the adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This ASU allows a reclassification from accumulated other comprehensive earnings (AOCE) to retained earnings for the stranded tax effects caused by the revaluation of deferred taxes resulting from the newly enacted corporate tax rate in the Tax Cuts and Jobs Act. The ASU is effective in years beginning after December 15, 2018, but permits early adoption in a period for which financial statements have not yet been issued. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2018, the FASB ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.”  This amendment clarifies certain aspects of the new guidance (ASU 2016-01) on recognizing and measuring financial instruments and presentation requirements for certain fair value option liabilities. ASU 2018-03 is effective for interim periods beginning after June 15, 2018 and will be effective for our 2018 annual reporting period. The standard requires entities to record a cumulative-effect adjustment to the statement of financial position at the beginning of the fiscal year in which the amendments are adopted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.”  This ASU codifies existing SEC guidance contained in SEC Staff Accounting Bulletin No. 118 (SAB 118), which expresses the view of the staff regarding application of existing guidance for the accounting for income taxes as it relates to the enactment of the Tax Cuts and Jobs Act (the TCJA) which was signed into law in the fourth quarter of 2017. In accordance with ASU 2018-05, the Company has recorded provisional estimates for the accounting impacts of the TCJA, deferred tax remeasurements, and other items, due to the uncertainty regarding how these provisions are to be implemented and additional anticipated forthcoming guidance. As management completes the analysis of the impacts of the TCJA, the Company may refine its current estimate and make adjustments, which will be recognized through income in the period such adjustments are identified, as required by ASU 2018-05.

Note 2.—Mortgage Loans Held-for-Sale

A summary of the unpaid principal balance (UPB) of mortgage loans held-for-sale by type is presented below:

	March 31,	December 31,
	2018	2017
Government (1)	$179,150	$263,512
Conventional (2)	358,575	193,055
Other (3)	103,470	93,012
Fair value adjustment (4)	14,311	19,202
Total mortgage loans held for sale	$655,506	$568,781

(1)	Includes all government-insured loans including Federal Housing Administration (FHA), Veterans Affairs (VA) and United States Department of Agriculture (USDA).
(2)	Includes loans eligible for sale to Federal National Mortgage Association (Fannie Mae or FNMA) and Federal Home Loan Mortgage Corporation (Freddie Mac or FHLMC).
(3)	Includes non-qualified mortgages (NonQM) and jumbo loans.
(4)	Changes in fair value are included in gain on sale of loans, net in the accompanying consolidated statements of operations.

Gain on mortgage loans held-for-sale (LHFS), included in gain on sale of loans, net in the consolidated statements of operations, is comprised of the following the three months ended March 31, 2018 and 2017:

	For the Three Months Ended
	March 31,
	2018	2017
Gain on sale of mortgage loans	$29,338	$38,240
Premium from servicing retained loan sales	10,482	12,066
Unrealized losses from derivative financial instruments	(2,100)	(1,145)
Realized gains from derivative financial instruments	12,045	1,125
Mark to market (loss) gain on LHFS	(4,891)	5,203
Direct origination expenses, net	(23,014)	(19,836)
Provision for repurchases	(378)	1,666
Total gain on sale of loans, net	$21,482	$37,319

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

The following table summarizes the activity of MSRs for the three months ended March 31, 2018 and year ended December 31, 2017:

	March 31,	December 31,
	2018	2017
Balance at beginning of period	$154,405	$131,537
Additions from servicing retained loan sales	10,482	56,049
Addition from purchases	—	5,618
Reductions from bulk sales (1)	—	(895)
Changes in fair value (2)	9,180	(37,904)
Fair value of MSRs at end of period	$174,067	$154,405

(1)	In the first quarter of 2017, the Company sold substantially all of its NonQM MSRs.
(2)	Changes in fair value are included within gain (loss) on MSRs, net in the accompanying consolidated statements of operations.

At March 31, 2018 and December 31, 2017, the outstanding principal balance of the mortgage servicing portfolio was comprised of the following:

	March 31,	December 31,
	2018	2017
Government insured	$3,346,717	$2,834,680
Conventional (1)	13,403,157	13,493,463
NonQM	1,947	1,957
Total loans serviced	$16,751,821	$16,330,100

(1)

At March 31, 2018 and December 31, 2017, $13.4 billion and $13.5 billion, respectively, of Fannie Mae and Freddie Mac servicing has been pledged as collateral as part of the MSR Financing (See Note 4.—Debt– MSR Financings).  Pledged collateral was approximately 79% and 81% of the fair value of MSRs in the consolidated balance sheets at March 31, 2018 and December 31, 2017, respectively.

The table below illustrates hypothetical changes in fair values of MSRs, caused by assumed immediate changes to key assumptions that are used to determine fair value. See Note 6.—Fair Value of Financial Instruments for a description of the key assumptions used to determine the fair value of MSRs.

	March 31,	December 31,
Mortgage Servicing Rights Sensitivity Analysis	2018	2017
Fair value of MSRs	$174,067	$154,405
Prepayment Speed:
Decrease in fair value from 10% adverse change	(4,418)	(5,643)
Decrease in fair value from 20% adverse change	(9,029)	(11,275)
Decrease in fair value from 30% adverse change	(13,752)	(16,807)
Discount Rate:
Decrease in fair value from 10% adverse change	(6,449)	(5,461)
Decrease in fair value from 20% adverse change	(12,449)	(10,555)
Decrease in fair value from 30% adverse change	(18,043)	(15,316)

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

Gain (loss) on mortgage servicing rights, net is comprised of the following for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended
	March 31,
	2018	2017
Change in fair value of mortgage servicing rights	$9,180	$(1,122)
Loss on sale of mortgage servicing rights	(2)	(414)
Realized and unrealized (losses) gains from hedging instruments	(1,473)	559
Gain (loss) on mortgage servicing rights, net	$7,705	$(977)

Servicing fees, net is comprised of the following for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended
	March 31,
	2018	2017
Contractual servicing fees	$11,538	$8,366
Late and ancillary fees	151	85
Subservicing and other costs	(2,226)	(1,131)
Servicing fees, net	$9,463	$7,320

Loans Eligible for Repurchase from Ginnie Mae (GNMA)

The Company routinely sells loans in GNMA guaranteed mortgage‑backed securities (MBS) by pooling eligible loans through a pool custodian and assigning rights to the loans to GNMA. When these GNMA loans are initially pooled and securitized, the Company meets the criteria for sale treatment and derecognizes the loans. The terms of the GNMA MBS program allow, but do not require, the Company to repurchase mortgage loans when the borrower has made no payments for three consecutive months. When the Company has the unconditional right, as servicer, to repurchase GNMA pool loans it has previously sold and are more than 90 days past due, the Company then re-recognizes the loans on its consolidated balance sheets in other assets, at their UPB, and records a corresponding liability in other liabilities in the consolidated balance sheets.  At March 31, 2018 and December 31, 2017, loans eligible for repurchase from GNMA totaled $54.6 million and $47.7 million in UPB, respectively.  As part of the Company’s repurchase reserve, the Company records a repurchase provision to provide for estimated losses from the sale or securitization of all mortgage loans, including these loans.

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

The following table presents certain information on warehouse borrowings and related accrued interest for the periods indicated:

	Maximum	Balance Outstanding At
	Borrowing	March 31,	December 31,
	Capacity	2018	2017	Maturity Date
Short-term borrowings:
Repurchase agreement 1	$150,000	$127,272	$100,630	June 15, 2018
Repurchase agreement 2	35,000	31,172	31,632	May 28, 2018
Repurchase agreement 3 (1)	225,000	150,345	154,020	December 21, 2018
Repurchase agreement 4 (2)	250,000	131,745	152,772	May 28, 2018
Repurchase agreement 5	175,000	147,792	88,920	January 31, 2019
Repurchase agreement 6	200,000	61,848	47,389	June 28, 2018
Repurchase agreement 7	50,000	168	—	December 26, 2018
Total warehouse borrowings	$1,085,000	$650,342	$575,363

(1)	As of March 31, 2018 and December 31, 2017, $27.0 million and $41.8 million, respectively, are associated with finance receivables made to the Company’s warehouse customers.
(2)	In April 2018, the maturity of the line was extended for 30 days to May 28, 2018, while the annual renewal is completed.

MSR Financings

On August 17, 2017, IMC (Borrower), entered into a Line of Credit Promissory Note with a lender providing for a revolving line of credit of $30.0 million  (FHLMC Financing). The Borrower is able to borrow up to 55% of the fair market value of FHLMC pledged mortgage servicing rights. The Line of Credit has a term until May 31, 2018 and will automatically renew for subsequent one year periods unless the lender provides the Borrowers 150 days’ notice of its intention not to renew. Interest payments are payable monthly and accrue interest at the rate per annum equal to one-month LIBOR plus 4.0% and the balance of the obligation may be prepaid at any time. The obligations under the Line of Credit are secured by FHLMC pledged mortgage servicing rights and is guaranteed by Integrated Real Estate Services, Corp.  In February 2018, the maximum borrowing capacity of the revolving line of credit was increased to $50.0 million and the term was extended to January 31, 2019. At March 31, 2018, $30.0 million was outstanding under the FHLMC Financing and was secured by $65.7 million of mortgage servicing rights.

On February 10, 2017, IMC (Borrower), entered into a Loan and Security Agreement (Agreement) with a lender providing for a revolving loan commitment of $40.0 million for a period of two years (FNMA Financing).  The Borrower is able to borrow up to 55% of the fair market value of FNMA pledged servicing rights.  Upon the two year anniversary of the Agreement, any amounts outstanding will automatically be converted into a term loan due and payable in full on the one year anniversary of the conversion date.  Interest payments are payable monthly and accrue interest at the rate per annum equal to one-month LIBOR plus 4.0% and the balance of the obligation may be prepaid at any time.  The Borrower initially drew down $35.1 million, and used a portion of the proceeds to pay off the Term Financing (approximately $30.1 million) originally entered into in June 2015 as discussed below.  The Borrower also paid the lender an origination fee of $100 thousand, which is deferred and amortized over the life of the FNMA Financing.  At March 31, 2018, $15.0 million was outstanding under the FNMA Financing and was secured by $71.4 million of mortgage servicing rights.

Convertible Notes

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

Long-term Debt

Junior Subordinated Notes

The Company carries its Junior Subordinated Notes at estimated fair value as more fully described in Note 6.—Fair Value of Financial Instruments. The following table shows the remaining principal balance and fair value of junior subordinated notes issued as of March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
Junior Subordinated Notes (1)	$62,000	$62,000
Fair value adjustment	(16,663)	(17,018)
Total Junior Subordinated Notes	$45,337	$44,982

(1)	Stated maturity of March 2034; requires quarterly distributions initially at a variable rate of 3‑month LIBOR plus 3.75% per annum.

Note 5.—Securitized Mortgage Trusts

Securitized Mortgage Trust Assets

Securitized mortgage trust assets, which are recorded at their estimated fair value (FMV), are comprised of the following at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
Securitized mortgage collateral	$3,513,901	$3,662,008
REO	10,152	8,542
Total securitized mortgage trust assets	$3,524,053	$3,670,550

Securitized Mortgage Trust Liabilities

Securitized mortgage trust liabilities, which are recorded at their estimated FMV, are comprised of the following at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
Securitized mortgage borrowings	$3,508,477	$3,653,265

Changes in fair value of net trust assets, including trust REO losses, are comprised of the following for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended
	March 31,
	2018	2017
Change in fair value of net trust assets, excluding REO	$(4,331)	$4,786
Gains from REO	2,193	1,533
Change in fair value of net trust assets, including trust REO gains	$(2,138)	$6,319

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

FASB ASC 825 requires disclosure of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate such fair values. The following table presents the estimated fair value of financial instruments included in the consolidated financial statements as of the dates indicated:

	March 31, 2018				December 31, 2017
	Carrying	Estimated Fair Value			Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$29,485	$29,485	$—	$—	$33,223	$33,223	$—	$—
Restricted cash	5,704	5,704	—	—	5,876	5,876	—	—
Mortgage loans held-for-sale	655,506	—	655,506	—	568,781	—	568,781	—
Finance receivables	26,989	—	26,989	—	41,777	—	41,777	—
Mortgage servicing rights	174,067	—	—	174,067	154,405	—	—	154,405
Derivative assets, lending, net	3,854	—	—	3,854	4,777	—	420	4,357
Securitized mortgage collateral	3,513,901	—	—	3,513,901	3,662,008	—	—	3,662,008

Liabilities
Warehouse borrowings	$650,342	$—	$650,342	$—	$575,363	$—	$575,363	$—
MSR financings	45,000	—	—	45,000	35,133	—	—	35,133
Convertible notes	24,977	—	—	24,977	24,974	—	—	24,974
Contingent consideration	—	—	—	—	554	—	—	554
Long-term debt	45,337	—	—	45,337	44,982	—	—	44,982
Securitized mortgage borrowings	3,508,477	—	—	3,508,477	3,653,265	—	—	3,653,265
Derivative liabilities, lending, net	892	—	892	—	—	—	—	—

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

As a result of the lack of observable market data resulting from inactive markets, the Company has classified its investment securities available-for-sale, mortgage servicing rights, securitized mortgage collateral and borrowings, derivative assets and liabilities (trust and IRLCs), and long-term debt as Level 3 fair value measurements. Level 3 assets and liabilities measured at fair value on a recurring basis were approximately 85% and 99% and 87% and 99%, respectively, of total assets and total liabilities measured at estimated fair value at March 31, 2018 and December 31, 2017.

Recurring Fair Value Measurements

The Company assesses the financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by ASC Topic 810. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the beginning of the reporting period. There were no material transfers between our Level 1 and Level 2 classified instruments during the three months ended March 31, 2018.

The following tables present the Company’s assets and liabilities that are measured at estimated fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option at March 31, 2018 and December 31, 2017, based on the fair value hierarchy:

	Recurring Fair Value Measurements
	March 31, 2018			December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Mortgage loans held-for-sale	$—	$655,506	$—	$—	$568,781	$—
Derivative assets, lending, net (1)	—	—	3,854	—	420	4,357
Mortgage servicing rights	—	—	174,067	—	—	154,405
Securitized mortgage collateral	—	—	3,513,901	—	—	3,662,008
Total assets at fair value	$—	$655,506	$3,691,822	$—	$569,201	$3,820,770
Liabilities
Securitized mortgage borrowings	$—	$—	$3,508,477	$—	$—	$3,653,265
Long-term debt	—	—	45,337	—	—	44,982
Contingent consideration	—	—	—	—	—	554
Derivative liabilities, lending, net (2)	—	892	—	—	—	—
Total liabilities at fair value	$—	$892	$3,553,814	$—	$—	$3,698,801

(1)

At March 31, 2018, derivative assets, lending, net included $3.9 million in IRLCs and is included in other assets in the accompanying consolidated balance sheets. At December 31, 2017, derivative assets, lending, net included $4.4 million in IRLCs and $420 thousand in Hedging instruments, respectively, and is included in other assets in the accompanying consolidated balance sheets.

(2)	At March 31, 2018, derivative liabilities, lending, net included $892 thousand in Hedging Instruments and is included in other liabilities in the accompanying consolidated balance sheets.

The following tables present reconciliations for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2018 and 2017:

	Level 3 Recurring Fair Value Measurements
	For the Three Months Ended March 31, 2018

				Interest
	Securitized	Securitized	Mortgage	rate lock	Long-
	mortgage	mortgage	servicing	commitments,	term		Contingent
	collateral	borrowings	rights	net	debt		consideration
Fair value, December 31, 2017	$3,662,008	$(3,653,265)	$154,405	$4,357	$(44,982)		$(554)
Total gains (losses) included in earnings:
Interest income (1)	5,688	—	—	—	—		—
Interest expense (1)	—	(20,080)	—	—	(139)		—
Change in fair value	(32,755)	28,424	9,180	(503)	1,224		—
Change in instrument specific credit risk	—	—	—	—	(1,440)	(2)	—
Total gains (losses) included in earnings	(27,067)	8,344	9,180	(503)	(355)		—
Transfers in and/or out of Level 3	—	—	—	—	—		—
Purchases, issuances and settlements:
Purchases	—	—	—	—	—		—
Issuances	—	—	10,482	—	—		—
Settlements	(121,040)	136,444	—	—	—		554
Fair value, March 31, 2018	$3,513,901	$(3,508,477)	$174,067	$3,854	$(45,337)		$—
Unrealized gains (losses) still held (3)	$(533,589)	$2,694,742	$174,067	$3,854	$16,663		$—

(1)

Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. Net interest income, including cash received and paid, was $2.2 million for three months ended March 31, 2018. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations is primarily from contractual interest on the securitized mortgage collateral and borrowings.

(2)

Amount represents the change in instrument specific credit risk in other comprehensive earnings in the consolidated statements of operations and comprehensive earnings as required by the adoption of ASU 2016-01 on January 1, 2018.

(3)	Represents the amount of unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held and reflected in the fair values at March 31, 2018.

	Level 3 Recurring Fair Value Measurements
	For the Three Months Ended March 31, 2017

				Interest
	Securitized	Securitized	Mortgage	rate lock	Long-
	mortgage	mortgage	servicing	commitments,	term	Contingent
	collateral	borrowings	rights	net	debt	consideration
Fair value, December 31, 2016	$4,021,891	$(4,017,603)	$131,537	$11,169	$(47,207)	$(31,072)
Total gains (losses) included in earnings:
Interest income (1)	15,484	—	—	—	—	—
Interest expense (1)	—	(40,695)	—	—	(340)	—
Change in fair value	51,052	(46,266)	(1,122)	1,164	(2,497)	(1,384)
Total gains (losses) included in earnings	66,536	(86,961)	(1,122)	1,164	(2,837)	(1,384)
Transfers in and/or out of Level 3	—	—	—	—	—	—
Purchases, issuances and settlements:
Purchases	—	—	—	—	—	—
Issuances	—	—	12,066	—	—	—
Settlements	(185,091)	211,896	(895)	—	—	7,958
Fair value, March 31, 2017	$3,903,336	$(3,892,668)	$141,586	$12,333	$(50,044)	$(24,498)
Unrealized gains (losses) still held (2)	$(825,087)	$2,977,521	$141,586	$12,333	$20,719	$(24,498)

(1)

Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. Net interest income, including cash received and paid, was $2.1 million for the three months ended March 31, 2017.  The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations is primarily from contractual interest on the securitized mortgage collateral and borrowings.

(2)	Represents the amount of unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held and reflected in the fair values at March 31, 2017.

The following table presents quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring and nonrecurring basis at March 31, 2018:

	Estimated	Valuation	Unobservable	Range of	Weighted
Financial Instrument	Fair Value	Technique	Input	Inputs	Average
Assets and liabilities backed by real estate
Securitized mortgage collateral, and	$3,513,901	DCF	Prepayment rates	1.7 - 25.1%	7.1%
Securitized mortgage borrowings	(3,508,477)		Default rates	0.01 - 4.2%	1.1%
			Loss severities	9.9 - 84.7%	46.1%
			Discount rates	3.9 - 25.0%	4.6%
Other assets and liabilities
Mortgage servicing rights	$174,067	DCF	Discount rate	9.0 - 14.0%	9.7%
			Prepayment rates	6.9 - 88.8%	10.3%
Derivative assets - IRLCs, net	3,854	Market pricing	Pull-through rate	15.1 - 99.9%	78.5%
Long-term debt	(45,337)	DCF	Discount rate	9.9%	9.9%

DCF = Discounted Cash Flow

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

The following tables present the changes in recurring fair value measurements included in net earnings for the three months ended March 31, 2018 and 2017:

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Earnings
	For the Three Months Ended March 31, 2018
			Change in Fair Value of
	Interest	Interest	Net Trust		Long-term	Other Revenue	Gain on sale
	Income (1)	Expense (1)	Assets		Debt	and Expense	of loans, net	Total
Securitized mortgage collateral	$5,688	$—	$(32,755)		$—	$—	$—	$(27,067)
Securitized mortgage borrowings	—	(20,080)	28,424		—	—	—	8,344
Derivative liabilities, net, securitized trusts	—	—	—		—	—	—	—
Long-term debt	—	(139)	—		1,224	—	—	1,085
Mortgage servicing rights (2)	—	—	—		—	9,180	—	9,180
Mortgage loans held-for-sale	—	—	—		—	—	(4,891)	(4,891)
Derivative assets — IRLCs	—	—	—		—	—	(503)	(503)
Derivative liabilities — Hedging Instruments	—	—	—		—	285	(1,597)	(1,312)
Total	$5,688	$(20,219)	$(4,331)	(3)	$1,224	$9,465	$(6,991)	$(15,164)

(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
(2)	Included in loss on MSRs, net in the consolidated statements of operations.
(3)	For the three months ended March 31, 2018, change in the fair value of net trust assets, excluding REO was $4.3 million.

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Earnings
	For the Three Months Ended March 31, 2017
			Change in Fair Value of
	Interest	Interest	Net Trust		Long-term	Other Revenue	Gain on sale
	Income (1)	Expense (1)	Assets		Debt	and Expense	of loans, net	Total
Securitized mortgage collateral	$15,484	$—	$51,052		$—	$—	$—	$66,536
Securitized mortgage borrowings	—	(40,695)	(46,266)		—	—	—	(86,961)
Derivative liabilities, net, securitized trusts	—	—	—		—	—	—	—
Long-term debt	—	(340)	—		(2,497)	—	—	(2,837)
Mortgage servicing rights (2)	—	—	—		—	(1,122)	—	(1,122)
Contingent consideration	—	—	—		—	(1,384)	—	(1,384)
Mortgage loans held-for-sale	—	—	—		—	—	5,203	5,203
Derivative assets — IRLCs	—	—	—		—	—	1,164	1,164
Derivative liabilities — Hedging Instruments	—	—	—		—	1,223	(2,309)	(1,086)
Total	$15,484	$(41,035)	$4,786	(3)	$(2,497)	$(1,283)	$4,058	$(20,487)

(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
(2)	Included in loss on MSRs, net in the consolidated statements of operations.
(3)	For the three months ended March 31, 2017, change in the fair value of net trust assets, excluding REO was $4.8 million.

The following is a description of the measurement techniques for items recorded at estimated fair value on a recurring basis.

Mortgage servicing rights—The Company elected to carry its MSRs arising from its mortgage loan origination operation at estimated fair value. The fair value of MSRs is based upon market prices for similar instruments and a discounted cash flow model. The valuation model incorporates assumptions that market participants would use in estimating the fair value of servicing. These assumptions include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, prepayment and late fees, among other considerations. Mortgage servicing rights are considered a Level 3 measurement at March 31, 2018.

Mortgage loans held-for-sale—The Company elected to carry its mortgage loans held-for-sale originated or acquired at estimated fair value. Fair value is based on quoted market prices, where available, prices for other traded mortgage loans with similar characteristics, and purchase commitments and bid information received from market participants. Given the meaningful level of secondary market activity for mortgage loans, active pricing is available for similar assets and accordingly, the Company classifies its mortgage loans held-for-sale as a Level 2 measurement at March 31, 2018.

Securitized mortgage collateral—The Company elected to carry its securitized mortgage collateral at fair value. These assets consist primarily of non-conforming mortgage loans securitized between 2002 and 2007. Fair value measurements are based on the Company’s internal models used to compute the net present value of future expected cash flows with observable market participant assumptions, where available. The Company’s assumptions include its expectations of inputs that other market participants would use in pricing these assets. These assumptions include judgments about the underlying collateral, prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of March 31, 2018, securitized mortgage collateral had UPB of $4.0 billion, compared to an estimated fair value on the Company’s balance sheet of $3.5 billion. The aggregate UPB exceeds the fair value by $0.5 billion at March 31, 2018. As of March 31, 2018, the UPB of loans 90 days or more past due was $0.5 billion compared to an estimated fair value of $0.2 billion. The aggregate UPB of loans 90 days or more past due exceed the fair value by $0.3 billion at March 31, 2018. Securitized mortgage collateral is considered a Level 3 measurement at March 31, 2018.

Securitized mortgage borrowings—The Company elected to carry its securitized mortgage borrowings at fair value. These borrowings consist of individual tranches of bonds issued by securitization trusts and are primarily backed by non-conforming mortgage loans. Fair value measurements include the Company’s judgments about the underlying collateral and assumptions such as prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of March 31, 2018, securitized mortgage borrowings had an outstanding principal balance of $4.0 billion, net of $2.2 billion in bond losses, compared to an estimated fair value of $3.5 billion. The aggregate outstanding principal balance exceeds the fair value by $0.5 billion at March 31, 2018. Securitized mortgage borrowings are considered a Level 3 measurement at March 31, 2018.

Contingent consideration—Contingent consideration was applicable to the acquisition of CCM and was estimated and recorded at fair value at the acquisition date as part of purchase price consideration.  Additionally, each reporting period, the Company estimated the change in fair value of the contingent consideration and any change in fair value is recognized in the Company’s consolidated statements of operations if it is determined to not be a measurement period adjustment.  The estimate of the fair value of contingent consideration required significant judgment and assumptions to be made about future operating results, discount rates and probabilities of various projected operating result scenarios. In the fourth quarter of 2017, the earn-out period ended and the remaining $554 thousand in contingent consideration payments were paid during the three months ended March 31, 2018. Contingent consideration was considered a Level 3 measurement at March 31, 2017 and as of March 31, 2018, we have no further contingent consideration liability.

Long-term debt—The Company elected to carry its remaining long-term debt (consisting of junior subordinated notes) at fair value. These securities are measured based upon an analysis prepared by management, which considered the Company’s own credit risk, including settlements with trust preferred debt holders and discounted cash flow analysis. As of March 31, 2018, long-term debt had UPB of $62.0 million compared to an estimated fair value of $45.3 million. The aggregate UPB exceeds the fair value by $16.7 million at March 31, 2018. The long-term debt is considered a Level 3 measurement at March 31, 2018.

Derivative assets and liabilities, Lending—The Company’s derivative assets and liabilities are carried at fair value as required by GAAP and are accounted for as free standing derivatives. The derivatives include IRLCs with prospective residential mortgage borrowers whereby the interest rate on the loan is determined prior to funding and the borrowers have locked in that interest rate. These commitments are determined to be derivative instruments in accordance with GAAP. The derivatives also include hedging instruments (typically TBA MBS) used to hedge the fair value changes associated with changes in interest rates relating to its mortgage lending originations as well as mortgage servicing rights. The Company hedges the period from the interest rate lock (assuming a fall-out factor) to the date of the loan sale. The estimated fair value of IRLCs are based on underlying loan types with similar characteristics using the TBA MBS market, which is actively quoted and easily validated through external sources. The data inputs used in this valuation include, but are not limited to, loan type, underlying loan amount, note rate, loan program and expected sale date of the loan, adjusted for current market conditions. These valuations are adjusted at the loan level to consider the servicing release premium and loan pricing adjustments specific to each loan. For all IRLCs, the base value is then adjusted for the anticipated Pull-through Rate. The anticipated Pull-through Rate is an unobservable input based on historical experience, which results in classification of IRLCs as a Level 3 measurement at March 31, 2018.

The fair value of the Hedging Instruments is based on the actively quoted TBA MBS market using observable inputs related to characteristics of the underlying MBS stratified by product, coupon and settlement date. Therefore, the Hedging Instruments are classified as a Level 2 measurement at March 31, 2018.

The following table includes information for the derivative assets and liabilities, lending for the periods presented:

			Total Gains (Losses) (1)
	Notional Amount		For the Three Months Ended
	March 31,	December 31,	March 31,
	2018	2017	2018	2017
Derivative – IRLC's	$354,117	$398,225	$(503)	$1,164
Derivative – TBA MBS	407,936	687,500	10,448	(1,184)

(1)	Amounts included in gain on sale of loans, net within the accompanying consolidated statements of operations.

Nonrecurring Fair Value Measurements

The Company is required to measure certain assets and liabilities at estimated fair value from time to time. These fair value measurements typically result from the application of specific accounting pronouncements under GAAP. The fair value measurements are considered nonrecurring fair value measurements under FASB ASC 820-10.

The following tables present financial and non-financial assets and liabilities measured using nonrecurring fair value measurements at March 31, 2018 and 2017, respectively:

	Nonrecurring Fair Value Measurements
	March 31, 2018			March 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
REO (1)	$—	$1,307	$—	$—	$6,342	$—
Deferred charge (2)	—	—	—	—	—	8,409

(1)	Balance represents REO at March 31, 2018 which have been impaired subsequent to foreclosure.
(2)	With the adoption of ASU 2016-16 on January 1, 2018, $7.8 million in deferred charge was eliminated with a cumulative effect adjustment to opening retained earnings.

	Total Gains (Losses) (1)
	For the Three Months Ended March 31,
	2018	2017
REO (2)	$2,193	$1,533
Deferred charge (3)	—	(277)

(1)	Total losses reflect losses from all nonrecurring measurements during the period.

(2)

For the three months ended March 31, 2018 and 2017, the Company recorded $2.2 million and $1.5 million, respectively, in gains which represent recovery of the net realizable value (NRV) attributable to an improvement in state specific loss severities on properties held during the period which resulted in an increase to NRV.

(3)

For the three months ended March 2017, the Company recorded $277 thousand in income tax expense resulting from impairment write-downs of deferred charge based on changes in estimated cash flows and lives of the related mortgages retained in the securitized mortgage collateral.  With the adoption of ASU 2016-16 on January 1, 2018, there will no longer be impairment of deferred charge.

Real estate owned—REO consists of residential real estate acquired in satisfaction of loans. Upon foreclosure, REO is adjusted to the estimated fair value of the residential real estate less estimated selling and holding costs, offset by expected contractual mortgage insurance proceeds to be received, if any. Subsequently, REO is recorded at the lower of carrying value or estimated fair value less costs to sell. REO balance representing REOs which have been impaired subsequent to foreclosure are subject to nonrecurring fair value measurement and included in the nonrecurring fair value measurements tables. Fair values of REO are generally based on observable market inputs, and considered Level 2 measurements at March 31, 2018.

Deferred charge— Deferred charge represented the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH in prior years. The Company evaluated the deferred charge for impairment quarterly using internal estimates of estimated cash flows and lives of the related mortgages retained in the securitized mortgage collateral. If the deferred charge was determined to be impaired, it was recognized as a component of income tax expense.  On January 1, 2018, the Company adopted ASU 2016-16, which resulted in a $7.8 million cumulative effect adjustment to opening retained earnings eliminating the remaining deferred charge on the balance sheet.  Deferred charge was considered a Level 3 measurement at March 31, 2017.

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

The Company recorded income tax expense of $610 thousand and $426 thousand for the three months ended March 31, 2018 and 2017, respectively. Tax expense for the three months ended March 31, 2018 is primarily the result of state income taxes from states where the Company does not have net operating loss carryforwards or state minimum taxes, including AMT.  Tax expense for the three months ended March 31, 2017 is primarily the result of  amortization of the deferred charge and state income taxes from states where the Company does not have net operating loss carryforwards or state minimum taxes, including AMT.

The deferred charge represents the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH prior to 2008. The deferred charge amortization and/or impairment, which does not result in any tax liability to be paid, is calculated based on the change in the estimated fair value of the underlying securitized mortgage collateral during the period. Prior to the adoption of ASU 2016-16 on January 1, 2018, the deferred charge was included in other assets in the accompanying consolidated balance sheets and was amortized as a component of income tax expense in the accompanying consolidated statements of operations.

As of December 31, 2017, the Company had estimated federal net operating loss (NOL) carryforwards of approximately $619.9 million. Federal NOL carryforwards begin to expire in 2027.  As of December 31, 2017, the Company had estimated California NOL carryforwards of approximately $431.0 million, which begin to expire in 2028.  The Company may not be able to realize the maximum benefit due to the nature and tax entities that holds the NOL.

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

	For the Three Months Ended
	March 31,
	2018	2017
Numerator for basic earnings per share:
Net earnings	$3,873	$4,627

Numerator for diluted earnings per share:
Net earnings	$3,873	$4,627
Interest expense attributable to convertible notes (1)	—	454
Net earnings plus interest expense attributable to convertible notes	$3,873	$5,081

Denominator for basic earnings per share (2):
Basic weighted average common shares outstanding during the period	20,951	16,025

Denominator for diluted earnings per share (2):
Basic weighted average common shares outstanding during the period	20,951	16,025
Net effect of dilutive convertible notes (1)	—	1,163
Net effect of dilutive stock options and DSU’s	151	234
Diluted weighted average common shares	21,102	17,422
Net earnings per common share:
Basic	$0.18	$0.29
Diluted	$0.18	$0.29

(1)	Adjustments to diluted earnings per share for the convertible notes for the three months ended March 31, 2018 were excluded from the calculation as they are anti-dilutive.
(2)	Number of shares presented in thousands.

At March 31, 2018, there were 1.2 million anti-dilutive stock options outstanding. There were 838 thousand anti-dilutive stock options outstanding the three months ended March 31, 2017.

Note 9.—Segment Reporting

The Company has three primary reporting segments which include mortgage lending, long-term mortgage portfolio and real estate services. Unallocated corporate and other administrative costs, including the costs associated with being a public company, are presented in Corporate and other.

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
Three Months Ended March 31, 2018:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$21,482	$—	$—	$—	$21,482
Real estate services fees, net	—	1,385	—	—	1,385
Servicing fees, net	9,463	—	—	—	9,463
Gain on mortgage servicing rights, net	7,705	—	—	—	7,705
Other revenue	—	—	84	6	90
Other operating expense	(31,548)	(638)	(65)	(3,497)	(35,748)
Other income (expense)	334	—	196	(424)	106
Net (loss) earnings before income tax expense	$7,436	$747	$215	$(3,915)	4,483
Income tax expense					610
Net earnings					$3,873

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
Three Months Ended March 31, 2017:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$37,319	$—	$—	$—	$37,319
Real estate services fees, net	—	1,633	—	—	1,633
Servicing fees, net	7,320	—	—	—	7,320
Loss on mortgage servicing rights, net	(977)	—	—	—	(977)
Other revenue	14	—	61	(28)	47
Accretion of contingent consideration	(845)	—	—	—	(845)
Change in fair value of contingent consideration	(539)	—	—	—	(539)
Other operating expense	(38,085)	(995)	(86)	(4,007)	(43,173)
Other income (expense)	407	—	4,713	(852)	4,268
Net (loss) earnings before income tax expense	$4,614	$638	$4,688	$(4,887)	$5,053
Income tax expense					426
Net earnings					$4,627

	Mortgage	Real Estate	Long-term	Corporate
Balance Sheet Items as of:	Lending	Services	Portfolio	and other	Consolidated
Total Assets at March 31, 2018 (1)	$1,089,230	$—	$3,523,949	$9,755	$4,622,934
Total Assets at December 31, 2017 (1)	$992,983	$251	$3,678,377	$10,089	$4,681,700

(1)	All segment asset balances exclude intercompany balances.

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

The legal matter updates summarized below are ongoing and may have an effect on the Company’s business and future financial condition and results of operations:

On April 30, 2012, a purported class action was filed entitled Marentes v. Impac Mortgage Holdings, Inc., alleging that certain loan modification activities of the Company constitute an unfair business practice, false advertising and marketing, and that the fees charged are improper. The complaint seeks unspecified damages, restitution, injunctive relief, attorney’s fees and prejudgment interest. On August 22, 2012, the plaintiff filed an amended complaint adding Impac Funding Corporation as a defendant and on October 2, 2012, the plaintiff dismissed Impac Mortgage Holdings, Inc., without prejudice. Trial is currently scheduled for June 2018.

On November 1, 2016, a qui tam action was filed under seal entitled United States of America ex rel Jeremy Calva, et al. v. Impac Secured Assets Corp., et al.  The matter was unsealed on November 3, 2017.  The complaint alleges the defendants violated the False Claims Act by misrepresenting loan delinquency rates for loans deposited into certain securitization trusts, not notifying the trustee of certain trusts that delinquent loans were deposited into the trusts, not notifying anyone that Company affiliates were the originator of most loans as well as the sponsor, depositor, issuer, and master servicer of certain trusts, causing government entities to buy bonds in those trusts.  The complaint seeks an order that the defendants cease and desist from submitting false claims to the plaintiffs, as well as civil penalties, damages, attorneys’ fees, and costs incurred in the case.  Neither the United States, nor any of the states or cities named as plaintiff in the matter elected to intervene in the case.  The defendants filed a motion to dismiss the complaint on March 23, 2018.

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

Please refer to IMH’s report on Form 10-K for the year ended December 31, 2017 for a description of litigation and claims.

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

The following table summarizes the repurchase reserve activity, within other liabilities on the consolidated balance sheets, related to previously sold loans for the three months ended March 31, 2018 and year ended December 31, 2017:

	March 31,	December 31,
	2018	2017
Beginning balance	$6,020	$5,408
Provision for repurchases	378	1,557
Settlements	(946)	(945)
Total repurchase reserve	$5,452	$6,020

Short-Term Loan Commitments

The Company uses a portion of its warehouse borrowing capacity to provide secured short-term revolving financing to small and medium-size mortgage originators to finance mortgage loans from the closing of the mortgage loans until sold to investors (Finance Receivables). As of March 31, 2018, the warehouse lending operations had warehouse lines to non-affiliated customers totaling $122.5 million, of which there was an outstanding balance of $27.0 million in finance receivables compared to $41.8 million as of December 31, 2017. The finance receivables are generally secured by residential mortgage loans as well as personal guarantees.

Commitments to Extend Credit

The Company enters into IRLCs with prospective borrowers whereby the Company commits to lend a certain loan amount under specific terms and interest rates to the borrower. These loan commitments are treated as derivatives and are carried at fair value. See Note 6. — Fair Value of Financial Instruments for more information.

Note 11.—Equity and Share Based Payments

The following table summarizes activity, pricing and other information for the Company’s stock options for the three months ended March 31, 2018:

		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at December 31, 2017	1,582,754	$13.61
Options granted	—	—
Options exercised	(3,000)	5.39
Options forfeited/cancelled	(72,623)	16.31
Options outstanding at March 31, 2018	1,507,131	13.50
Options exercisable at March 31, 2018	917,801	$12.04

As of March 31, 2018, there was approximately $2.5 million of total unrecognized compensation cost related to stock option compensation arrangements granted under the plan, net of estimated forfeitures. That cost is expected to be recognized over the remaining weighted average period of 1.8 years.

The following table summarizes activity, pricing and other information for the Company’s DSU’s, also referred to as deferred stock units as the issuance of the stock is deferred until termination of service, for the three months ended  March 31, 2018:

Weighted-
Average
	Number of	Grant Date
	Shares	Fair Value
DSU's outstanding at December 31, 2017	100,750	$10.41
DSU’s granted	—	—
DSU’s exercised	—	—
DSU’s forfeited/cancelled	—	—
DSU’s outstanding at March 31, 2018	100,750	$10.41

As of March 31, 2018, there was approximately $203 thousand of total unrecognized compensation cost related to the DSU compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of 2.2 years.

Note 12.—Subsequent Events

Subsequent events have been evaluated through the date of this filing.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollars in thousands, except per share data or as otherwise indicated)

Unless the context otherwise requires, the terms “Company,” “we,” “us,” and “our” refer to Impac Mortgage Holdings, Inc. (the Company or IMH), a Maryland corporation incorporated in August 1995, and its direct and indirect wholly-owned subsidiaries, Integrated Real Estate Service Corporation (IRES), Impac Mortgage Corp. (IMC), IMH Assets Corp. (IMH Assets), and Impac Funding Corporation (IFC).

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

For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the period ended December 31, 2017, and other reports we file under the Securities Exchange Act of 1934. This document speaks only as of its date and we do not undertake, and specifically disclaim any obligation, to release publicly the results of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

The Mortgage Industry and Discussion of Relevant Fiscal Periods

The mortgage industry is subject to current events that occur in the financial services industry including changes to regulations and compliance requirements that result in uncertainty surrounding the actions of states, municipalities and government agencies, including the Consumer Financial Protection Bureau (CFPB) and Federal Housing Finance Agency (FHFA). These events can also include changes in economic indicators, interest rates, price competition, geographic shifts, disposable income, housing prices, market liquidity, market anticipation, environmental conditions, such as hurricanes and floods, and customer perception, as well as others. The factors that affect the industry change rapidly and can be unforeseeable making it difficult to predict and manage an operation in the financial services industry.

Current events can diminish the relevance of “quarter over quarter” and “year-to-date over year-to-date” comparisons of financial information. In such instances, we attempt to present financial information in Management’s Discussion and Analysis of Financial Condition and Results of Operations that is the most relevant to our financial information.

Selected Financial Results

	For the Three Months Ended
	March 31,	December 31,	March 31,
	2018	2017	2017
Revenues:
Gain on sale of loans, net	$21,482	$19,545	$37,319
Servicing fees, net	9,463	8,327	7,320
Gain (loss) on mortgage servicing rights, net	7,705	(17,721)	(977)
Real estate services fees, net	1,385	1,364	1,633
Other	90	140	47
Total revenues	40,125	11,655	45,342
Expenses:
Personnel expense	17,742	20,294	24,919
Business promotion	9,731	9,532	10,231
General, administrative and other	8,275	12,931	8,023
Accretion of contingent consideration	—	109	845
Change in fair value of contingent consideration	—	(2,273)	539
Total expenses	35,748	40,593	44,557
Operating income (loss):	4,377	(28,938)	785
Other income (expense):
Net interest income	1,020	1,253	446
Change in fair value of long-term debt	1,224	(292)	(2,497)
Change in fair value of net trust assets	(2,138)	(365)	6,319
Total other income	106	596	4,268
Net earnings (loss) before income taxes	4,483	(28,342)	5,053
Income tax expense	610	16,563	426
Net earnings (loss)	$3,873	$(44,905)	$4,627
Other comprehensive earnings:
Change in fair value of instrument specific credit risk	(1,440)	—	—
Total comprehensive earnings	$2,433	$(44,905)	$4,627

Diluted weighted average common shares	21,102	20,949	17,422
Diluted earnings per share	$0.18	$(2.14)	$0.29

Status of Operations

Summary Highlights

•	Mortgage servicing portfolio increased to $16.8 billion at March 31, 2018 from $16.3 billion at December 31, 2017 and $13.2 billion at March 31, 2017.
•

Servicing fees, net increased to $9.5 million for the three months ended March 31, 2018 from $8.3 million for the three months ended December 31, 2017 and $7.3 million for the three months ended March 31, 2017.

•	NonQM mortgage origination volumes increased to $248.2 million in the first quarter of 2018 from $235.0 million in the fourth quarter of 2017 and $184.3 million in the first quarter of 2017.
•	Mortgage servicing rights (MSRs) increased to $174.1 million at March 31, 2018 as compared to $154.4 million at December 31, 2017 and $141.6 million at March 31, 2017.

For the first quarter of 2018,  we reported net earnings of $3.9 million, or $0.18 per diluted common share, as compared to net earnings of $4.6 million, or $0.29 per diluted common share, for the first quarter of 2017.  For the first quarter of 2018,  adjusted operating income (loss) (as defined below) was $4.4 million, or $0.21 per diluted common share, as compared to $2.2 million, or $0.12 per diluted common share, for the first quarter of 2017.

Net earnings primarily decreased due to a decline in gain on sale of loans revenue as a result of a decrease in origination volumes as well as a decline in margins.  Gain on sale margins decreased by 73 basis point (bps) to 163 bps in the first quarter of 2018, as compared to 236 bps in the first quarter of 2017 reflecting the margin compression resulting from the historically low interest rate environment, in which the Company was able to generate significantly larger volume with wide gain on sale margins. Despite the decline in net earnings as compared to the first quarter of 2017, adjusted operating income (loss) increased as a result of the change in estimated fair value of MSRs and a decline in operating expenses.

Operating income (loss), excluding the changes in contingent consideration (adjusted operating income (loss)), which is not considered an accounting principle generally accepted in the United States of America (non-GAAP) financial measurement; see the discussion and reconciliation on non-GAAP financial measures below.

Net earnings (loss) include fair value adjustments for changes in the contingent consideration (which ended in December 2017), long-term debt and net trust assets. The contingent consideration is related to the CashCall Mortgage (CCM) acquisition transaction, while the other fair value adjustments are related to our legacy portfolio. These fair value adjustments are non-cash items and are not related to current operating results.  Although we are required to record change in fair value and accretion of the contingent consideration, management believes operating income excluding contingent consideration changes and the related accretion is more useful to discuss our ongoing and future operations.

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

	For the Three Months Ended
	March 31,	December 31,	March 31,
	2018	2017	2017
Net earnings (loss):	$3,873	$(44,905)	$4,627
Total other (income) expense	(106)	(596)	(4,268)
Income tax expense	610	16,563	426
Operating income (loss):	$4,377	$(28,938)	$785
Accretion of contingent consideration	—	109	845
Change in fair value of contingent consideration	—	(2,273)	539
Adjusted operating income (loss)	$4,377	$(31,102)	$2,169

Diluted weighted average common shares	21,102	20,949	17,422
Diluted adjusted operating income (loss) per share	$0.21	$(1.48)	$0.12

Diluted earnings (loss) per share	$0.18	$(2.14)	$0.29
Adjustments:
Total other (income) expense (1)	(0.01)	(0.03)	(0.27)
Income tax expense	0.04	0.79	0.02
Accretion of contingent consideration	—	0.01	0.05
Change in fair value of contingent consideration	—	(0.11)	0.03
Diluted adjusted operating income (loss) per share	$0.21	$(1.48)	$0.12

(1)

Except for when anti-dilutive, convertible debt interest expense, net of tax, is included for calculating diluted earnings per share (EPS) and is excluded for purposes of reconciling GAAP diluted EPS to non-GAAP diluted adjusted operating income (loss) per share.

Originations

	For the Three Months Ended
	March 31,	December 31,	%	March 31,	%
(in millions)	2018	2017	Change	2017	Change
Retail	$631.1	$932.3	(32)%	$1,066.2	(41)%
Correspondent	479.6	467.0	3	271.2	77
Wholesale	209.4	254.5	(18)	242.6	(14)
Total originations	$1,320.1	$1,653.8	(20)	$1,580.0	(16)

During the first quarter of 2018, total originations decreased 20% to $1.3 billion as compared to $1.7 billion in the fourth quarter of 2017 and decreased 16% as compared to $1.6 billion in the first quarter of 2017.  The decrease in originations from the fourth and first quarters of 2017 was a result of higher interest rates.  From January 2017 through the first quarter of 2018, interest rates have increased 100 bps from the historically low interest rate environment the previous years, causing a sharp drop in refinance volume.

Our loan products primarily include conventional loans eligible for sale to Fannie Mae and Freddie Mac, loans eligible for government insurance (government loans) by the Federal Housing Administration (FHA), Veterans Affairs (VA), United States Department of Agriculture (USDA) and also NonQM mortgages.

Originations by Loan Type:

	For the Three Months Ended March 31,
(in millions)	2018	2017
Conventional	$520.1	$967.3
Government (1)	551.8	428.4
NonQM	248.2	184.3
Total originations	$1,320.1	$1,580.0

(1)	Includes all government-insured loans including FHA, VA and USDA.

During the first quarter of 2018, the origination volume of NonQM loans increased to $248.2 million, as compared to $235.0 million in the fourth quarter of 2017 and $184.3 million in the first quarter of 2017.   In the first quarter of 2018, the retail channel accounted for 23% of NonQM originations while the wholesale and correspondent channels accounted for 77% of NonQM production.  In the fourth quarter of 2017, the retail channel accounted for just 27% of NonQM originations, while the wholesale and correspondent channels accounted for 73% of NonQM production. The NonQM loans originated since 2016 have all been sold on a servicing released basis.

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

We have established investor relationships for these products that provide us with an exit strategy for these nonconforming loans.  In the first quarter of  2018, our NonQM origination volume was $248.2 million with an average FICO of 720 and a weighted average LTV of 66%.

Originations by Purpose:

	For the Three Months Ended March 31,
(in millions)	2018	%	2017	%
Refinance	$878.4	67%	$1,244.4	79%
Purchase	441.7	33	335.6	21
Total originations	$1,320.1	100	$1,580.0	100

During the first quarter of 2018, refinance volume decreased approximately 29% to $878.4 million as compared to $1.2 billion in the first quarter of 2017 as a result of rising interest rates throughout 2017 and continuing in the first quarter of 2018.  Despite the 16% decrease in origination volumes during the first quarter of 2018, purchase money transactions increased 32% to $441.7 million as compared to $335.6 million in the first quarter of 2017.

Mortgage servicing portfolio

	March 31,	December 31,	%	March 31,	%
(in millions)	2018	2017	Change	2017	Change
Mortgage servicing portfolio	$16,751.8	$16,330.1	3%	$13,241.9	27%

The mortgage servicing portfolio increased to $16.8 billion at March 31, 2018 as compared to $16.3 billion at December 31,  2017 and $13.2 billion at March 31, 2017.  During 2018, we have continued with our strategy of growing the mortgage servicing portfolio. During the three months ended March 31, 2018,  the mortgage servicing portfolio increased due to servicing retained loan sales of $974.7 million in unpaid principal balance (UPB).   As a result, the UPB of our mortgage servicing portfolio increased 27% to $16.8 billion as of March 31, 2018 from March 31, 2017.  The servicing portfolio generated net servicing income of $9.5 million in the first quarter of 2018, a 29% increase over the net servicing fees of $7.3 million in the first quarter of 2017.  Delinquencies within the servicing portfolio have decreased slightly and remain low at 0.72% for 60+ days delinquent as of March 31, 2018 as compared to 0.81% as of December 31, 2017.  With the acquisition of MSRs in the second quarter of 2017, we added Specialized Loan Servicing LLC as a subservicer in addition to our current subservicer LoanCare, LLC.

The following table includes information about our mortgage servicing portfolio:

	At March 31,	% 60+ days	At December 31,	% 60+ days
(in millions)	2018	delinquent (1)	2017	delinquent (1)
Fannie Mae	$7,269.2	0.21%	$7,518.2	0.32%
Freddie Mac	6,133.9	0.22	5,975.3	0.29
Ginnie Mae	3,346.7	2.48	2,834.7	2.90
Other	2.0	16.67	1.9	16.67
Total servicing portfolio	$16,751.8	0.72	$16,330.1	0.81

(1)	Based on loan count.

During the three months ended March 31, 2018, our warehouse borrowing capacity increased from $960.0 million to $1.1 billion. In addition to funding our mortgage loan originations, we also used a portion of our warehouse borrowing capacity to provide re‑warehouse facilities to our customers, correspondent sellers and other small mortgage banking companies represented as finance receivables on the consolidated balance sheets. The outstanding balance of finance receivables decreased to $27.0 million at March 31, 2018 as compared to $41.8 million at December 31, 2017.  The warehouse lending division funding volumes decreased to $165.7 million during the first quarter of 2018 as compared to $183.6 million for the first quarter of 2017.  By leveraging our re‑warehousing division, our strategy is to increase the capture rate of our approved correspondent sellers business as well as expand our active customer base to include new customers seeking warehouse lines.

For the first quarter of 2018, real estate services fees were $1.4 million as compared to $1.4 million in the fourth quarter of 2017 and $1.6 million in the first quarter of 2017.  Most of our real estate services business is generated from our long-term mortgage portfolio,  as the long‑term mortgage portfolio continues to decline, we expect real estate services and the related revenues to decline.

In our long-term mortgage portfolio, the residual interests generated cash flows of $1.8 million in the first quarter of 2018 as compared to $1.7 million in the fourth quarter of 2017 and $5.1 million in the first quarter of 2017.  The estimated fair value of the net residual interests decreased $1.7 million in the first quarter of 2018 to $15.6 million at March 31, 2018, as a result of an increase in forward LIBOR as well as residual cash flows received partially offset by an improvement in performance from certain trusts.

For additional information regarding the long-term mortgage portfolio refer to Financial Condition and Results of Operations below.

Liquidity and Capital Resources

During the three months ended  March 31, 2018, we funded our operations primarily from mortgage lending revenues and to a lesser extent real estate services fees and cash flows from our residual interests in securitizations.  Mortgage lending revenues  include gains on sale of loans, net, and other mortgage related income, and real estate services fees including portfolio loss mitigation fees primarily generated from our long-term mortgage portfolio.   Additionally, we funded mortgage loan originations using warehouse facilities which are repaid once the loan is sold.  We may continue to manage our capital through the financing or sale of mortgage servicing rights.  We may also seek to raise capital by issuing debt or equity, including offering shares through the “At-the-Market” offering (ATM) program we initiated in 2015.

On August 17, 2017, IMC (Borrower), issued a Line of Credit Promissory Note with a lender  providing for a revolving line of credit of $30.0 million  (Freddie Mac Financing). The Borrower is able to borrow up to 55% of the fair market value of Freddie Mac pledged mortgage servicing rights.  In February 2018, the maximum borrowing capacity of the revolving line of credit was increased to $50.0 million and the term was extended to January 31, 2019.    Interest payments are payable monthly and accrue interest at the rate per annum equal to LIBOR plus 4.0% and the balance of the obligation  may be prepaid at any time. The obligations under the Freddie Mac Financing are secured by Freddie Mac pledged mortgage servicing rights and Integrated Real Estate Services, Corp. is a guarantor.  At March 31, 2018, $30.0 million was outstanding under the Freddie Mac Financing and was secured by $65.7 million of mortgage servicing rights.

In February 2017, we entered into a Loan and Security Agreement (Agreement) with a lender  providing for a revolving loan commitment of up to $40.0 million for a period of two years (Fannie Mae Financing) to finance MSRs.  We are able to borrow up to 55% of the fair market value of Fannie Mae pledged servicing rights.  Upon the two year anniversary of the Agreement, any amounts outstanding will automatically be converted into a term loan due and payable in full on the one year anniversary of the conversion date.  Interest payments are payable monthly and accrue interest at the rate per annum equal to one-month LIBOR plus 4.0%. The balance of the obligation may be prepaid at any time. At March 31, 2018, the outstanding balance of the Fannie Mae Financing was $15.0 million and was secured by $71.4 million of mortgage servicing rights.

During 2018, with the earn-out ending on December 31, 2017, we paid the remaining $554 thousand in contingent consideration payments related to the CCM acquisition for the fourth quarter of 2017.

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

It is important for us to sell or securitize the loans we originate and, when doing so, maintain the option to also sell the related MSRs associated with these loans.  Some investors of ours have raised concerns about the high prepayment speeds of our loans and this has resulted and could further result in adverse pricing or delays in our ability to sell or securitize loans and related MSRs on a timely and profitable basis.  In the fourth quarter of 2017, we expanded our investor base for loans eligible for sale to Fannie Mae to include additional whole loan investors.  In the first and second quarters of 2018, we successfully completed servicing released loan sales to these investors and expect to continue to utilize this alternative exit strategy for Fannie Mae eligible loans.  We remain an approved Seller and Servicer in good standing with Fannie Mae.

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

Critical Accounting Policies

We define critical accounting policies as those that are important to the portrayal of our financial condition and results of operations. Our critical accounting policies require management to make difficult and complex judgments that rely on estimates about the effect of matters that are inherently uncertain due to the effect of changing market conditions and/or consumer behavior. In determining which accounting policies meet this definition, we considered our policies with respect to the valuation of our assets and liabilities and estimates and assumptions used in determining those valuations. We believe the most critical accounting issues that require the most complex and difficult judgments and that are particularly susceptible to significant change to our financial condition and results of operations include those issues included in Management’s Discussion and Analysis of Results of Operations in IMH’s report on Form 10-K for the year ended December 31, 2017.  Such policies have not changed during 2018.

Financial Condition and Results of Operations

Financial Condition

As of March 31, 2018 compared to December 31, 2017

The following table shows the condensed consolidated balance sheets for the following periods:

	March 31,	December 31,	Increase	%
	2018	2017	(Decrease)	Change
ASSETS
Cash	$29,485	$33,223	$(3,738)	(11)%
Restricted cash	5,704	5,876	(172)	(3)
Mortgage loans held-for-sale	655,506	568,781	86,725	15
Finance receivables	26,989	41,777	(14,788)	(35)
Mortgage servicing rights	174,067	154,405	19,662	13
Securitized mortgage trust assets	3,524,053	3,670,550	(146,497)	(4)
Goodwill	104,587	104,587	—	—
Intangibles, net	20,532	21,582	(1,050)	(5)
Loans eligible for repurchase from Ginnie Mae	54,632	47,697	6,935	15
Other assets	27,379	33,222	(5,843)	(18)
Total assets	$4,622,934	$4,681,700	$(58,766)	(1)%
LIABILITIES & EQUITY
Warehouse borrowings	$650,342	$575,363	$74,979	13%
MSR financings	45,000	35,133	9,867	n/a
Convertible notes	24,977	24,974	3	0
Contingent consideration	—	554	(554)	(100)
Long-term debt (Par value; $62,000)	45,337	44,982	355	1
Securitized mortgage trust liabilities	3,508,477	3,653,265	(144,788)	(4)
Liability for loans eligible for repurchase from Ginnie Mae	54,632	47,697	6,935	15
Repurchase reserve	5,452	6,020	(568)	(9)
Other liabilities	28,518	28,565	(47)	(0)
Total liabilities	4,362,735	4,416,553	(53,818)	(1)
Total equity	260,199	265,147	(4,948)	(2)
Total liabilities and stockholders’ equity	$4,622,934	$4,681,700	$(58,766)	(1)%

Book value per share	$12.42	12.66	(0.24)	(2)%

At March 31, 2018, cash decreased $3.7 million from $33.2 million at December 31, 2017.  Cash balances decreased primarily due to the payment of operating expenses, $3.0 million increase in warehouse haircuts (difference between loan balance funded and amount advanced by warehouse lender) associated with the increase in mortgage loans held-for-sale (LHFS) and a $554 thousand earn-out payments to CashCall Inc. based upon CCM earnings for the fourth quarter of 2017. Partially offsetting the decrease in cash was $9.9 million in net borrowings under the MSR financing facilities and $1.8 million in residual cash flows.

LHFS increased $86.7 million to $655.5 million at March 31, 2018 as compared to $568.8 million at December 31, 2017. The increase was due to $1.3 billion in originations during the first quarter of 2018 partially offset by $1.2 billion in loan sales. As a normal course of our origination and sales cycle, loans held-for-sale at the end of any period are generally sold within one or two subsequent months.

Finance receivables decreased $14.8 million to $27.0 million at March 31, 2018 as compared to $41.8 million at December 31, 2017. The decrease was primarily due to $165.7 million in fundings offset by $179.9 million in settlements during the quarter ended March  31, 2018.

MSRs increased $19.7 million to $174.1 million at March 31, 2018 as compared to $154.4 million at December 31, 2017. The increase was due to servicing retained loan sales of $974.7 million in UPB as well as a mark-to-market increase in fair value of $9.2 million.  At March 31, 2018, we serviced $16.8 billion in UPB for others as compared to $16.3 billion at December 31, 2017.

As part of the CCM acquisition, we recorded goodwill of $104.6 million, which is evaluated on a quarterly basis for impairment.  Prior to the fourth quarter of 2017, the estimated fair value of CCM substantially exceeded its carrying value.  As of December 31, 2017 and March 31, 2018, the estimated fair value of CCM did not substantially exceed its carrying value.  The significant assumptions in the assessment include expected future origination levels and expected future gain on sale margins.  CCM is a consumer direct call center that provides residential mortgages.  Given that the mortgage industry often fluctuates with prevailing interest rates, the mortgage origination market is inherent with uncertainty.  In addition, the ongoing dynamic mortgage compliance landscape contributes to the uncertainty of the mortgage market.  Each of these factors can have an affect on expected mortgage origination volumes as well as the gain on sale margins which generally tend to follow origination volumes, more originations means higher margins, lower originations mean lower margins.  Given the macroeconomic environment that exists today, it is difficult to predict volumes and margins into the future.  If our assumptions are not correct, it is possible that an assessment of the estimated fair value of CCM will not exceed its carrying value in the future, in which case impairment of goodwill will be recorded.

Warehouse borrowings increased $75.0 million to $650.3 million at March 31, 2018 as compared to $575.4 million at December 31, 2017. The increase was due to an increase in LHFS at March 31, 2018. We increased our total borrowing capacity to $1.1 billion from $960.0 million at December 31, 2017.

We have separate Agreements with two lenders providing for MSR financing facilities of up to $50.0 million and $40.0 million.  The $50.0 million facility allows us to borrow up to 55% of the fair market value of Freddie Mac pledged mortgage servicing rights. The $40.0 million facility allows us to borrow up to 55% of the fair market value of Fannie Mae pledged mortgage servicing rights.  At March 31, 2018, the balance outstanding on the Freddie Mac and Fannie Mae facilities was $30.0 million and $15.0 million, respectively.

  The changes in total assets and liabilities, at fair market value, are primarily attributable to decreases in our trust assets and trust liabilities as summarized below.

	March 31,	December 31,	Increase	%
	2018	2017	(Decrease)	Change
Securitized mortgage collateral	$3,513,901	$3,662,008	$(148,107)	(4)%
Other trust assets	10,152	8,542	1,610	19
Total trust assets	3,524,053	3,670,550	(146,497)	(4)

Securitized mortgage borrowings	$3,508,477	$3,653,265	$(144,788)	(4)%
Total trust liabilities	3,508,477	3,653,265	(144,788)	(4)
Residual interests in securitizations	$15,576	$17,285	$(1,709)	(10)%

We receive cash flows from our residual interests in securitizations to the extent they are available after required distributions to bondholders and maintaining specified overcollateralization levels and other specified parameters (such as maximum delinquency and cumulative default) within the trusts. The estimated fair value of the residual interests, represented by the difference in the fair value of total trust assets and total trust liabilities, was $15.6  million at March 31, 2018 as compared to $17.3 million at December 31, 2017.

We update our collateral assumptions quarterly based on recent delinquency, default, prepayment and loss experience. Additionally, we update the forward interest rates and investor yield (discount rate) assumptions based on information derived from market participants. During the three months ended March 31, 2018, actual losses were relatively flat and were in line with forecasted losses for the majority of trusts with residual value.  Principal payments and liquidations of securitized mortgage collateral and securitized mortgage borrowings also contributed to the reduction in trust assets and liabilities.  The decrease in residual fair value at March 31, 2018 was the result of an increase in forward LIBOR as well as in increase in residual cash flows during the quarter.

•

The estimated fair value of securitized mortgage collateral decreased $148.1 million during the three months ended March 31, 2018, primarily due to reductions in principal from borrower payments and transfers of loans to Real Estate Owned (REO) for single-family and multi-family collateral. Additionally, other trust assets increased $1.6 million during the three months ended March 31, 2018, primarily due to an increase of $4.8 million in REO from foreclosures and a $2.2 million increase in the net realizable value (NRV) of REO.  Partially offsetting the increase was REO liquidations of $5.4 million.

•

The estimated fair value of securitized mortgage borrowings decreased $144.8 million during the three months ended March 31, 2018, primarily due to reductions in principal balances from principal payments during the period for single-family and multi-family collateral as well as a decrease in loss assumptions.

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

To determine the discount rates to apply to these cash flows, we gather information from the bond pricing services and other market participants regarding estimated investor required yields for each bond tranche. Based on that information and the collateral type and vintage, we determine an acceptable range of expected yields an investor would require including an appropriate risk premium for each bond tranche. We use the blended yield of the bond tranches together with the residual interests to determine an appropriate yield for the securitized mortgage collateral in each securitization.

The following table presents changes in the trust assets and trust liabilities for the three months ended March 31, 2018:

				TRUST LIABILITIES
	Level 3 Recurring Fair
	Value Measurement			Level 3 Recurring Fair
		NRV (1)		Value Measurement
	Securitized	Real		Securitized	Net
	mortgage	estate	Total trust	mortgage	trust
	collateral	owned	assets	borrowings	assets
Recorded book value at December 31, 2017	$3,662,008	$8,542	$3,670,550	$(3,653,265)	$17,285
Total gains/(losses) included in earnings:
Interest income	5,688	—	5,688	—	5,688
Interest expense	—	—	—	(20,080)	(20,080)
Change in FV of net trust assets, excluding REO (2)	(32,755)	—	(32,755)	28,424	(4,331)
Gains from REO – not at FV but at NRV (2)	—	2,193	2,193	—	2,193
Total gains (losses) included in earnings	(27,067)	2,193	(24,874)	8,344	(16,530)
Transfers in and/or out of level 3	—	—	—	—	—
Purchases, issuances and settlements	(121,040)	(583)	(121,623)	136,444	14,821
Recorded book value at March 31, 2018	$3,513,901	$10,152	$3,524,053	$(3,508,477)	$15,576

(1)	Accounted for at net realizable value.
(2)	Represents change in fair value of net trust assets, including trust REO (losses) gains in the consolidated statements of operations for the three months ended March 31, 2018.

Inclusive of gains from REO, total trust assets above reflect a net loss of $30.6 million for the three months ended March 31, 2018 as a result of a decrease in fair value from securitized mortgage collateral of $32.8 million partially offset by gains from REO of $2.2 million. Net gains on trust liabilities were $28.4 million from the decrease in fair value of securitized mortgage borrowings. As a result, non-interest income—net trust assets totaled a decrease of $2.1 million for the three months ended March 31, 2018.

The table below reflects the net trust assets as a percentage of total trust assets (residual interests in securitizations):

	March 31,	December 31,
	2018	2017
Net trust assets	$15,576	$17,285
Total trust assets	3,524,053	3,670,550
Net trust assets as a percentage of total trust assets	0.44%	0.47%

For the three months ended March 31, 2018, the estimated fair value of the net trust assets decreased slightly as a percentage of total trust assets. The decrease was primarily due to an increase in forward LIBOR as well as cash received.

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

The following tables present the estimated fair value of our residual interests, by securitization vintage year, and other related assumptions used to derive these values at March 31, 2018 and December 31, 2017:

	Estimated Fair Value of Residual			Estimated Fair Value of Residual
	Interests by Vintage Year at			Interests by Vintage Year at
	March 31, 2018			December 31, 2017
Origination Year	SF	MF	Total	SF	MF	Total
2002-2003 (1)	$8,168	$646	$8,814	$8,311	$663	$8,974
2004	1,764	737	2,501	2,041	970	3,011
2005	13	8	21	54	85	139
2006	—	4,240	4,240	—	5,161	5,161
Total	$9,945	$5,631	$15,576	$10,406	$6,879	$17,285
Weighted avg. prepayment rate	8.0%	7.6%	7.9%	8.0%	7.2%	7.9%
Weighted avg. discount rate	16.8%	18.0%	17.2%	17.0%	18.0%	17.4%

(1)	2002-2003 vintage year includes CMO 2007-A, since the majority of the mortgages collateralized in this securitization were originated during this period.

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

The table below reflects the estimated future credit losses and investor yield requirements for trust assets by product (SF and MF) and securitization vintage at March 31, 2018:

	Estimated Future			Investor Yield
	Losses (1)			Requirement (2)
	SF	MF		SF	MF
2002-2003	5%	*	(3)	6%	7%
2004	6	*	(3)	5	5
2005	8	*	(3)	4	4
2006	15	*	(3)	5	4
2007	8	*	(3)	6	3

(1)	Estimated future losses derived by dividing future projected losses by UPB at March 31, 2018.
(2)

Investor yield requirements represent our estimate of the yield third-party market participants would require to price our trust assets and liabilities given our prepayment, credit loss and forward interest rate assumptions.

(3)	Represents less than 1%.

Despite the increase in housing prices through March 31, 2018, housing prices in many parts of the country are still at levels which have significantly reduced or eliminated equity for loans originated after 2003. Future loss estimates are significantly higher for mortgage loans included in securitization vintages after 2005 which reflect severe home price deterioration and defaults experienced with mortgages originated during these periods.

Long-Term Mortgage Portfolio Credit Quality

We use the Mortgage Bankers Association (MBA) method to define delinquency as a contractually required payment being 30 or more days past due. We measure delinquencies from the date of the last payment due date in which a payment was received. Delinquencies for loans 60 days delinquent or greater, foreclosures and delinquent bankruptcies were $797.1 million or 19.2% of the long-term mortgage portfolio as of March 31, 2018  as compared to $821.8 million or 19.1% at December 31, 2017.

The following table summarizes the gross UPB of loans in our mortgage portfolio, included in securitized mortgage collateral, that were 60 or more days delinquent (utilizing the MBA method) as of the periods indicated:

	March 31,	Total	December 31,	Total
Securitized mortgage collateral	2018	Collateral	2017	Collateral
60 - 89 days delinquent	$97,513	2.3%	$112,188	2.6%
90 or more days delinquent	332,295	8.0	336,525	7.8
Foreclosures (1)	170,309	4.1	174,871	4.1
Delinquent bankruptcies (2)	197,030	4.7	198,212	4.6
Total 60 or more days delinquent	$797,147	19.2	$821,796	19.1
Total collateral	$4,154,084	100.0	$4,301,316	100.0

(1)	Represents properties in the process of foreclosure.
(2)	Represents bankruptcies that are 30 days or more delinquent.

The following table summarizes the gross securitized mortgage collateral and REO at NRV, that were non-performing as of the dates indicated (excludes 60-89 days delinquent):

		Total		Total
	March 31,	Collateral	December 31,	Collateral
	2018	%	2017	%
90 or more days delinquent, foreclosures and delinquent bankruptcies	$699,634	16.8%	$709,608	16.5%
Real estate owned	10,152	0.2	8,542	0.2
Total non-performing assets	$709,786	17.0	$718,150	16.7

Non-performing assets consist of non-performing loans (mortgages that are 90 or more days delinquent, including loans in foreclosure and delinquent bankruptcies) plus REO. It is our policy to place a mortgage on nonaccrual status when it becomes 90 days delinquent and to reverse from revenue any accrued interest, except for interest income on securitized mortgage collateral when the scheduled payment is received from the servicer. The servicers are required to advance principal and interest on loans within the securitization trusts to the extent the advances are considered recoverable. IFC, a subsidiary of IMH and master servicer, may be required to advance funds, or in most cases cause the loan servicers to advance funds, to cover principal and interest payments not received from borrowers depending on the status of their mortgages. As of March 31, 2018, non-performing assets (UPB of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) as a percentage of the total collateral was 17.0%.  At December 31, 2017, non-performing assets to total collateral was 16.7%.  Non-performing assets decreased by approximately $8.4 million at March 31, 2018 as compared to December 31, 2017. At March 31, 2018, the estimated fair value of non-performing assets (representing the fair value of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) was $197.6 million or 4.3% of total assets. At December 31, 2017, the estimated fair value of non-performing assets was $212.7 million or 4.5% of total assets.

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

For the three months ended March 31, 2018 and 2017, we recorded an increases in net realizable value of REO in the amount of $2.2 million and $1.5 million, respectively. Increases of the net realizable value reflect increases in value of the REO subsequent to foreclosure date, but prior to the date of sale.

The following table presents the balances of REO:

	March 31,	December 31,
	2018	2017
REO	$14,936	$15,519
Impairment (1)	(4,784)	(6,977)
Total	$10,152	$8,542

(1)	Impairment represents the cumulative write-downs of net realizable value subsequent to foreclosure.

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

Results of Operations

For the Three Months Ended March 31, 2018 compared to the Three Months Ended March 31, 2017

	For the Three Months Ended March 31,
			Increase	%
	2018	2017	(Decrease)	Change
Revenues	$40,125	$45,342	$(5,217)	(12)%
Expenses (1)	(35,748)	(44,557)	8,809	20
Net interest income	1,020	446	574	129
Change in fair value of long-term debt	1,224	(2,497)	3,721	149
Change in fair value of net trust assets, including trust REO gains (losses)	(2,138)	6,319	(8,457)	(134)
Income tax expense	(610)	(426)	(184)	(43)
Net earnings	$3,873	$4,627	$(754)	(16)
Earnings per share available to common stockholders—basic	$0.18	$0.29	$(0.10)	(36)%
Earnings per share available to common stockholders—diluted	$0.18	$0.29	$(0.11)	(37)%

(1)	Includes changes in contingent consideration liability resulting in expense of $0.5 million for the three months ended March 31, 2017.

Revenues

	For the Three Months Ended March 31,
			Increase	%
	2018	2017	(Decrease)	Change
Gain on sale of loans, net	$21,482	$37,319	$(15,837)	(42)%
Servicing fees, net	9,463	7,320	2,143	29
Gain (loss) on mortgage servicing rights, net	7,705	(977)	8,682	889
Real estate services fees, net	1,385	1,633	(248)	(15)
Other revenues	90	47	43	91
Total revenues	$40,125	$45,342	$(5,217)	(12)%

Gain on sale of loans, net.    For the three months ended March 31, 2018, gain on sale of loans, net totaled  $21.5 million compared to $37.3 million in the comparable 2017 period. The $15.8 million decrease is primarily due to a $10.1 million increase in mark-to-market loses on LHFS, an  $8.9 million decrease in premiums from the sale of mortgage loans, a $1.6 million decrease in premiums from servicing retained loan sales, a  $3.2 million increase in direct loan origination expenses and a $2.0 million increase in provision for repurchases.  Partially offsetting the decrease in gain on sale of loans, net was a  $10.0 million increase in realized and unrealized net gains on derivative financial instruments.

The overall decrease in gain on sale of loans, net was primarily due to a 16% decrease in volume as well as a decrease in gain on sale margins.  For the three months ended March 31, 2018, we originated and sold $1.3 billion and $1.2 billion of loans, respectively, as compared to $1.6 billion and $1.5 billion of loans originated and sold, respectively, during the same period in 2017.  Margins decreased to approximately 163 bps for the three months ended March 31, 2018 as compared to 236 bps for the same period in 2017. The increase in interest rates during the quarter as compared to the first quarter of 2017, as well as an increase in direct origination expenses as a result of an increase in competition for volume were the primary drivers in margin compression.

Servicing fees, net.  For the three months ended March 31, 2018, servicing fees, net was $9.5 million compared to $7.3 million in the comparable 2017 period.  The increase in servicing fees, net was the result of the servicing portfolio increasing 28% to an average balance of $16.6 billion for the three months ended March 31, 2018 as compared to an average balance of $13.0 billion for the three months ended March 31, 2017.   The increase in the average balance of the servicing portfolio is a result of our efforts during the past year to retain servicing.  During the three months ended March 31, 2018, we had $974.7 million in servicing retained loan sales.

Gain (loss) on mortgage servicing rights, net.
	For the Three Months Ended March 31,
			Increase	%
	2018	2017	(Decrease)	Change
Realized and unrealized gains (losses) from hedging instruments	$(1,473)	$559	$(2,032)	(364)
Loss on sale of mortgage servicing rights	(2)	(414)	412	100
Changes in fair value:
Due to changes in valuation market rates, inputs or assumptions	16,200	3,108	13,092	421
Other changes in fair value:
Scheduled principal prepayments	(3,108)	(1,705)	(1,403)	(82)
Voluntary prepayments	(3,912)	(2,525)	(1,387)	(55)
Total changes in fair value	$9,180	$(1,122)	$10,302	918

Gain (loss) on mortgage servicing rights, net	$7,705	$(977)	$8,682	889

For the three months ended March 31, 2018,  gain (loss) on MSRs, net was a gain of $7.7 million compared to a loss of $977 thousand in the comparable 2017 period. For the three months ended March 31, 2018, we recorded an $9.2 million gain from a change in fair value of MSRs primarily the result of mark-to-market changes related to an increase in interest rates resulting in a reduction in prepayment speeds partially offset by an increase in scheduled and voluntary prepayments.  Partially offsetting the gain was $1.5 million in realized and unrealized losses from hedging instruments related to MSRs.

Real estate services fees, net.  For the three months ended March 31, 2018, real estate services fees, net were $1.4 million compared to $1.6 million in the comparable 2017 period. The $201 thousand decrease was primarily the result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio as compared to 2017.

Expenses

	For the Three Months Ended March 31,
			Increase	%
	2018	2017	(Decrease)	Change
Personnel expense	$17,742	$24,919	$(7,177)	(29)%
Business promotion	9,731	10,231	(500)	(5)
General, administrative and other	8,275	8,023	252	3
Accretion of contingent consideration	—	845	(845)	(100)
Change in fair value of contingent consideration	—	539	(539)	(100)
Total expenses	$35,748	$44,557	$(8,809)	(20)%

Total expenses were $35.7 million for the three months ended March 31, 2018, compared to $44.6 million for the comparable period of 2017.  Personnel expense decreased $7.2 million to $17.7 million for the three months ended

March 31, 2018.  The decrease is primarily related to staff reduction in the first quarter of 2018 as well as a reduction in commission expense due to a decrease in loan originations.  As a result of the reduction in loan origination volumes, we continue to reduce overhead to more closely align staffing levels to origination volumes in the current economic environment.  As a result of the staff reductions in the first quarter of 2018, average headcount decreased 20% for the first quarter of 2018 as compared to the same period in 2017.

Business promotion decreased $500 thousand to $9.7 million for the three months ended March 31, 2018.  During the first quarter of 2018, business promotion decreased as compared to 2017 despite efforts to increase NonQM and purchase money production with the reduction in refinance activity as a result of the increase in interest rates.  Our centralized call center purchases leads and promotes its business through radio and television advertisements.

General, administrative and other expenses increased to $8.3 million for the three months ended March 31, 2018, compared to $8.0 million for the same period in 2017.  The increase was primarily related to a $640 thousand increase in legal and professional fees associated with defending litigation matters.   Partially offsetting the increase was a $155 thousand decrease in occupancy expense, a $133 thousand decrease in premises and equipment expense and a $100 thousand decrease in other general and administrative expenses.

As part of the acquisition of CCM, we recorded accretion and change in fair value of the contingent consideration liability from the close of the transaction in March 2015 through the end of the earn-out period in December 2017.  With the end of the earn-out period in December 2017 and the final contingent consideration payment in the first quarter of 2018, we have no contingent consideration liability.    However, we continue to record goodwill of $104.6 million, and intangible assets, net of $20.5 million.  Goodwill is evaluated on a quarterly basis for impairment while the intangible assets are amortized over the useful lives of the various intangible assets.

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

	For the Three Months Ended March 31,
	2018			2017
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Securitized mortgage collateral	$3,587,954	$43,137	4.81%	$3,962,613	$57,921	5.85%
Mortgage loans held-for-sale	566,684	6,617	4.67	283,314	3,199	4.52
Finance receivables	23,083	382	6.62	28,511	428	6.00
Other	31,597	14	0.18	36,939	36	0.39
Total interest-earning assets	$4,209,318	$50,150	4.77	$4,311,377	$61,584	5.71
LIABILITIES
Securitized mortgage borrowings	$3,580,871	$40,958	4.58	$3,955,136	$55,811	5.64%
Warehouse borrowings (1)	577,962	6,125	4.24	305,035	2,981	3.91
MSR financing facilities	34,047	497	5.84	19,518	242	4.96
Long-term debt	45,159	1,069	9.47	48,626	1,219	10.03
Convertible notes	24,966	471	7.55	24,963	471	7.55
Term financing	—	—	—	13,619	407	11.95
Other	245	10	16.33	570	7	4.91
Total interest-bearing liabilities	$4,263,250	$49,130	4.61	$4,367,467	$61,138	5.60
Net Interest Spread (2)		$1,020	0.16%		$446	0.11%
Net Interest Margin (3)			0.10%			0.04%

(1)	Warehouse borrowings include the borrowings from mortgage loans held-for-sale and finance receivables.
(2)	Net interest spread is calculated by subtracting the weighted average yield on interest-bearing liabilities from the weighted average yield on interest-earning assets.
(3)	Net interest margin is calculated by dividing net interest spread by total average interest-earning assets.

Net interest spread increased $574 thousand for the three months ended March 31, 2018 primarily attributable to an increase in the net interest spread between loans held-for-sale and finance receivables and their related warehouse borrowings and a decrease in interest expense related to the payoff of the Term Financing as well as settlement of the Trust  Preferred Securities in 2017.  Partially offsetting the increase in net spread was an increase in interest expense as a result of the MSR financing facility. As a result, the net interest margin increased to 0.10% for the three months ended March 31, 2018 from 0.04% for the three months ended March 31, 2017.

During the quarter ended March 31, 2018, the yield on interest-earning assets decreased to 4.77% from 5.71% in the comparable 2017 period. The yield on interest-bearing liabilities decreased to 4.61% for the three months ended March 31, 2018 from 5.60% for the comparable 2017 period.  In connection with the fair value accounting for securitized mortgage collateral and borrowings and long-term debt, interest income and interest expense is recognized using effective yields based on estimated fair values for these instruments. The decrease in yield for securitized mortgage collateral and securitized mortgage borrowings is primarily related to increased prices on mortgage-backed bonds which resulted in a decrease in yield as compared to the previous period.

Change in the fair value of long-term debt.

Long-term debt (consisting of junior subordinated notes) is measured based upon an internal analysis, which considers our own credit risk and discounted cash flow analyses. Improvements in our financial results and financial condition in the future could result in additional increases in the estimated fair value of the long-term debt, while deterioration in financial results and financial condition could result in a decrease in the estimated fair value of the long-term debt.

In the first quarter of 2018, we adopted ASU 2016-01, which effectively bifurcates the market and instrument specific credit risk components of changes in long-term debt.  The market portion will continue to be a component of net earnings (loss) as the change in fair value of long-term debt, but the instrument specific credit risk portion will be a component of accumulated other comprehensive earnings (loss).  During the first quarter of 2018, the fair value of the long-term debt increased by $215 thousand.  The $215 thousand change was the result of a $1.4 million change in the instrument specific credit risk partially offset by a $1.2 million change in the market risk during the quarter.

Change in fair value of net trust assets, including trust REO (losses) gains

	For the Three Months Ended
	March 31,
	2018	2017
Change in fair value of net trust assets, excluding REO	$(4,331)	$4,786
Gains from REO	2,193	1,533
Change in fair value of net trust assets, including trust gains	$(2,138)	$6,319

The change in fair value related to our net trust assets (residual interests in securitizations) was a loss of $2.1 million for the three months ended March 31, 2018.  The change in fair value of net trust assets, excluding REO was due to $4.3 million in losses from changes in fair value of securitized mortgage borrowings and securitized mortgage collateral primarily associated with an increase in LIBOR, partially offset by updated assumptions on certain later vintage trusts with improved performance. Additionally, the NRV of REO increased $2.2 million during the period attributed to lower expected loss severities on properties held in the long-term mortgage portfolio during the period.

The change in fair value related to our net trust assets (residual interests in securitizations) was a gain of $6.3 million for the three months ended March 31, 2017. The change in fair value of net trust assets, including REO was due to $4.8 million in gains from changes in fair value of securitized mortgage borrowings and securitized mortgage collateral primarily associated updated loss assumptions and recoveries on a  certain later vintage multifamily trust with improved performance. Additionally, the NRV of REO increased $1.5 million during the period as a result of lower expected loss severities on properties held in the long-term mortgage portfolio.

Income Taxes

We recorded income tax expense of $610 thousand for the three months ended March 31, 2018,  primarily the result of state income taxes from states where we do not have net operating loss carryforwards or state minimum taxes, including AMT.  For the three months ended March 31, 2017,  we recorded income tax expense of $426 thousand primarily the result of amortization of the deferred charge, federal alternative minimum tax (AMT), and state income taxes from states where we do not have net operating loss carryforwards or state minimum taxes, including AMT.  The deferred charge represented the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH prior to 2008. The deferred charge amortization and/or impairment, which does not result in any tax liability to be paid was calculated based on the change in fair value of the underlying securitized mortgage collateral during the period. At December 31, 2017, the deferred charge was included in other assets in the accompanying consolidated balance sheets and was amortized as a component of income tax expense in the accompanying consolidated statements of operations.    With the adoption of ASU 2016-16 on January 1, 2018, the deferred charge was eliminated with a cumulative effect adjustment to opening retained earnings and it will no longer be amortized as a component of income tax expense.

As of December 31, 2017, we had estimated federal net operating loss (NOL) carryforwards of approximately $619.9 million. Federal net operating loss carryforwards begin to expire in 2027.  As of December 31, 2017, we had estimated California NOL carryforwards of approximately $431.0 million, which begin to expire in 2028.  We may not be able to realize the maximum benefit due to the nature and tax entities that holds the NOL

Results of Operations by Business Segment

We have three primary operating segments: Mortgage Lending, Long-Term Mortgage Portfolio and Real Estate Services. Unallocated corporate and other administrative costs, including the cost associated with being a public company, are presented in Corporate. Segment operating results are as follows:

Mortgage Lending

	For the Three Months Ended March 31,
			Increase	%
	2018	2017	(Decrease)	Change
Gain on sale of loans, net	$21,482	$37,319	$(15,837)	(42)%
Servicing fees, net	9,463	7,320	2,143	29
Loss on mortgage servicing rights, net	7,705	(977)	8,682	889
Other	—	14	(14)	(100)
Total revenues	38,650	43,676	(5,026)	(12)

Other income	334	406	(72)	(18)
Personnel expense	(17,206)	(22,958)	5,752	25
Business promotion	(9,711)	(10,211)	500	5
General, administrative and other	(4,631)	(4,915)	284	6
Accretion of contingent consideration	—	(845)	845	100
Change in fair value of contingent consideration	—	(539)	539	100
Earnings before income taxes	$7,436	$4,614	$2,822	61

For the three months ended March 31, 2018, gain on sale of loans, net totaled $21.5  million compared to $37.3 million in the comparable 2017 period. The $15.8  million decrease is primarily due to a $10.1  million increase in mark-to-market loses on LHFS, an $8.9 million decrease in premiums from the sale of mortgage loans, a $1.6 million decrease in premiums from servicing retained loan sales, a $3.2 million increase in direct loan origination expenses and a $2.0 million increase in provision for repurchases. Partially offsetting the decrease in gain on sale of loans, net was a $10.0 million increase in realized and unrealized net gains on derivative financial instruments.

The overall decrease in gain on sale of loans, net was primarily due to a 16% decrease in volume as well as a decrease in gain on sale margins. For the three months ended March 31, 2018, we originated and sold $1.3 billion and

$1.2 billion of loans, respectively, as compared to $1.6 billion and $1.5 billion of loans originated and sold, respectively, during the same period in 2017. Margins decreased to approximately 163 bps for the three months ended March 31, 2018 as compared to 236 bps for the same period in 2017. The increase in interest rates during the quarter as compared to the first quarter of 2017, as well as an increase in direct origination expenses as a result of an increase in competition for volume were the primary drivers in margin compression.

For the three months ended March 31, 2018, servicing fees, net was $9.5 million compared to $7.3 million in the comparable 2017 period. The increase in servicing fees, net was the result of the servicing portfolio increasing 28%

to an average balance of $16.6 billion for the three months ended March 31, 2018 as compared to an average balance of

$13.0 billion for the three months ended March 31, 2017. The increase in the average balance of the servicing portfolio is a result of our efforts during the past year to retain servicing. During the three months ended March 31, 2018, we had

$974.7 million in servicing retained loan sales.

For the three months ended March 31, 2018, gain (loss) on MSRs, net was a gain of $7.7 million compared to a loss of $977 thousand in the comparable 2017 period. For the three months ended March 31, 2018, we recorded an $9.2 million gain from a change in fair value of MSRs primarily the result of mark-to-market changes related to an increase in interest rates resulting in a reduction in prepayment speeds partially offset by an increase in scheduled and voluntary prepayments.   Partially offsetting the gain was $1.5 million in realized and unrealized losses from hedging instruments related to MSRs.

For the three months ended March 31, 2018, other income decreased to $334 thousand as compared to $406 thousand in the comparable 2017 period. The $72 thousand decrease in other income was due to a $254 thousand increase in other expense was due to an increase in interest expense related to a 74% increase in the average balance of the MSR financing facilities in the first quarter of 2018 as compared to 2017.  Partially offsetting the decrease was a

$176 thousand increase in net interest spread between loans held-for-sale, finance receivables and their related warehouse borrowing expense.

Personnel expense was $17.2 million for the three months ended March 31, 2018, compared to $23.0 million for the comparable period of 2017. The $5.8  million decrease is primarily related to staff reduction in the first quarter of

2018 as well as a reduction in commission expense due to a decrease in loan originations. As a result of the reduction in loan origination volumes, we continue to right size the organization to more closely align staffing levels to origination volumes. As a result of the staff reductions in the first quarter of 2018, average headcount decreased 23% for the first quarter of 2018 as compared to the same period in 2017.

Business promotion decreased $500 thousand to $9.7 million for the three months ended March 31, 2018.

During the first quarter of 2018, business promotion decreased as compared to 2017 despite efforts to increase NonQM and purchase money production with the reduction in refinance activity as a result of the increase in interest rates. Our centralized call center purchases leads and promotes its business through radio and television advertisements.

General, administrative and other expenses decreased to $4.6  million for the three months ended March 31, 2018, compared to $4.9  million for the same period in 2017. The decrease was primarily related to a $132 thousand decrease in equipment expense, a $120 thousand decrease in occupancy expense as well as a $32 thousand decrease in other general and administrative expenses.

As part of the acquisition of CCM, we recorded accretion and change in fair value of the contingent consideration liability from the close of the transaction in March 2015 through the end of the earn-out period in December 2017. With the end of the earn-out period in December 2017 and the final contingent consideration payment in the first quarter of 2018, we have no contingent consideration liability.

Long-Term Mortgage Portfolio

	For the Three Months Ended March 31,
			Increase	%
	2018	2017	(Decrease)	Change
Other revenue	$84	$61	$23	38%

Total expenses	(65)	(86)	21	24

Net interest income	1,110	891	219	25
Change in fair value of long-term debt	1,224	(2,497)	3,721	149
Change in fair value of net trust assets, including trust REO gains	(2,138)	6,319	(8,457)	(134)
Total other income	196	4,713	(4,517)	96
Earnings before income taxes	$215	$4,688	$(4,473)	95%

For the three months ended March 31, 2018, net interest income totaled $1.1 million as compared to $891 thousand for the comparable 2017 period. Net interest income increased $219 thousand for the three months ended March 31, 2018 primarily attributable to a $150 decrease in interest expense on the long-term debt and a $69 thousand increase in net interest spread on the long-term mortgage portfolio. The reduction in interest expense on the long-term debt was due to the exchange of trust preferred securities in May 2017, partially offset by an increase in three-month LIBOR as compared to the prior year.

In the first quarter of 2018, we adopted ASU 2016-01, which effectively bifurcates the market and instrument specific credit risk components of changes in long-term debt. The market portion will continue to be a component of net earnings (loss) as the change in fair value of long-term debt, but the instrument specific credit risk portion will be a component of accumulated other comprehensive earnings (loss). During the first quarter of 2018, the fair value of the long-term debt increased by $215 thousand. The $215 thousand change was the result of a $1.4 million change in the instrument specific credit risk partially offset by a $1.2 million change in the market risk during the quarter.

The change in fair value related to our net trust assets (residual interests in securitizations) was a loss of $2.1 million for the three months ended March 31, 2018. The change in fair value of net trust assets, excluding REO was due to $4.3 million in losses from changes in fair value of securitized mortgage borrowings and securitized mortgage collateral primarily associated with an increase in LIBOR, partially offset by updated assumptions on certain later vintage trusts with improved performance. Additionally, the NRV of REO increased $2.2 million during the period attributed to lower expected loss severities on properties held in the long-term mortgage portfolio during the period.

Real Estate Services

	For the Three Months Ended March 31,
			Increase	%
	2018	2017	(Decrease)	Change
Real estate services fees, net	$1,385	$1,633	$(248)	(15)%
Personnel expense	(572)	(791)	219	28
General, administrative and other	(66)	(204)	138	68
Earnings before income taxes	$747	$638	$138	22%

For the three months ended March 31, 2018, real estate services fees, net were $1.4 million compared to $1.6 million in the comparable 2017 period. The $248 thousand decrease in real estate services fees, net was the result of a $197 thousand decrease in loss mitigation fees, a $92 thousand decrease in real estate and recovery fees, partially offset by a $41 thousand increase in real estate service fees.  The $248 thousand decrease is primarily the result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio as compared to 2017.

For the three months ended March 31, 2018, the $219 thousand reduction in personnel expense and $138 thousand reduction in general, administrative and other expense were due to a reduction in personnel and personnel related costs as a result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio as compared to 2017.

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

	For the Three Months Ended March 31,
			Increase	%
	2018	2017	(Decrease)	Change
Interest expense	$(424)	$(852)	428	50%
Other expenses	(3,491)	(4,035)	544	13
Net loss before income taxes	$(3,915)	$(4,887)	$972	20%

For the three months ended March 31, 2018, interest expense decreased to $424 thousand as compared to $852 thousand for the comparable 2017 period. The $428 thousand decrease in interest expense was primarily due a $407 thousand reduction in interest expense related to the payoff of the Term Financing in February 2017.

For the three months ended March 31, 2018, other expenses decreased to $3.5 million as compared to $4.0 million for the comparable 2017 period. The decrease was primarily due to a $1.2 million reduction in benefits associated with a change to a more cost effective benefits provider and a reduction in payroll taxes as a result of the staff reductions made during the first quarter of 2018 as well as the new Tax Act which was passed in December 2017.  Offsetting the decrease in other expenses was a $711 thousand increase in legal and professional fees associated with defending litigation.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of operational and market risks.  Refer to the complete discussion of operational and market risks included in Part II, Item 7 of our report on Form 10-K for the year ended December 31, 2017.  There has been no material change to the types of market and operational risks faced by us.

Interest Rate Risk

Our interest rate risk arises from the financial instruments and positions we hold. This includes mortgage loans held for sale, MSRs and derivative financial instruments. These risks are regularly monitored by executive management that identify and manage the sensitivity of earnings or capital to changing interest rates to achieve our overall financial objectives.

Our principal market exposure is to interest rate risk, specifically changes in long-term Treasury rates and mortgage interest rates due to their impact on mortgage-related assets and commitments. We are also exposed to changes in short-term interest rates, such as LIBOR, on certain variable rate borrowings including our MSR financing and mortgage warehouse borrowings. We anticipate that such interest rates will remain our primary benchmark for market risk for the foreseeable future.

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

We used March 31, 2018 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitivity and assume instantaneous, parallel shifts in interest rate yield curves. Management uses sensitivity analysis, such as those summarized below, based on a hypothetical 25 basis point increase or decrease in interest rates, to monitor the risks associated with changes in interest rates. We believe the use of a 50 basis point shift up and down (100 basis point range) is appropriate given the relatively short time period that the mortgage loans pipeline is held on our balance sheet and exposed to interest rate risk (during the processing, underwriting and closing stages of the mortgage loans which can last up to approximately 60 days). We also actively manage our risk management strategy for our mortgage loans pipeline (through the use of economic hedges such as forward loan sale commitments and mandatory delivery commitments) and generally adjust our hedging position daily. In analyzing the interest rate risks associated with our MSRs, management also uses multiple sensitivity analyses (hypothetical 25 and 50 basis point increases and decreases) to review the interest rate risk associated with our MSRs.

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

The following table summarizes the estimated changes in the fair value of our mortgage pipeline, MSRs and related derivatives that are sensitive to interest rates as of March 31, 2018 given hypothetical instantaneous parallel shifts in the yield curve:

	Changes in Fair Value
	Down	Down	Up	Up
	50 bps	25 bps	25 bps	50 bps
Total mortgage pipeline (1)	(643)	(322)	123	133
Mortgage servicing rights (2)	(16,660)	(7,603)	6,005	10,502

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our CEO and CFO, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e). Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that, as March 31, 2018, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

Legal Proceedings

   Information with respect to this item may be found in Note 10 – Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A:  RISK FACTORS

None.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:  MINE SAFETY DISCLOSURES

None.

ITEM 5:  OTHER INFORMATION

Employment Agreement with Rian Furey, Chief Operating Officer and President, Direct Lending

The Company entered into an employment agreement effective April 1, 2018 with Rian Furey as Chief Operating Officer and President of Direct Lending.  The term of the employment agreement is until December 31, 2019, unless terminated earlier or the parties agree in writing to an extension. Mr. Furey also executed a confidentiality, non-disclosure and non-recruiting agreement with the Company.

Base Salary, Incentive Compensation and Other Compensation.     Pursuant to the agreement, Mr. Furey will receive a base annual salary of $500,000. Mr. Furey will also be eligible to receive incentive compensation consisting of quarterly and annual bonuses. He will be paid a quarterly bonus of $187,500 per quarter for the second, third and fourth quarters of 2018 and, during 2019, he will be eligible to receive MBO (management by objectives) quarterly bonuses of up to $175,000 per quarter, based on his performance (as measured by performance objectives established for each calendar quarter) and the Company’s profitability during the year. Mr. Furey will also receive an annual bonus of $500,000 in 2018, 20% of which will be paid in January 2019 with the remainder to be paid on or around the time of the filing of the Company’s Annual Report on Form 10-K for the year ending December 31, 2018. In 2019, he will receive an annual bonus of $550,000, 20% of which will be paid in January 2020 with the remainder to be paid on or around the time of the filing of the Company’s Annual Report on Form 10-K for the year ending December 31, 2019.

Mr. Furey is eligible to participate in the Company’s stock option program. Grants under this program are typically made annually and are at the discretion of the Company’s Board of Directors. Mr. Furey is also eligible to receive five weeks of paid vacation, be reimbursed for reasonable and necessary business expenses, and receive, as he becomes eligible, all other benefits of employment generally available to the Company’s other employees including medical, dental, life and disability insurance benefits.

Severance Compensation.     Generally, either party may terminate the agreement with at least 30 days’ written notice.  If (a) Mr. Furey is terminated by the Company without cause, or (b) there is a substantial diminution of his duties, authority, pay or responsibilities without performance or market justification as determined by the Company, or  there is  a sale (including a sale of all or substantially all of its assets) or change in control of the Company, and Mr. Furey terminates his employment after providing the Company 30 days’ written notice giving the Company the opportunity to cure such circumstances in all material respects, then Mr. Furey will receive the following:

(i)any unpaid amounts of accrued salary, vacation time and benefits through the date of termination;

(ii)a pro-rata portion of the incentive compensation through the date of termination; and

(iii)provided a general release is executed, a severance payment of $500,000, payable in equal installments over the following 12 months.

If (a) Mr. Furey resigns, (b) he is terminated due to disability rendering him unable to perform his essential functions for three months during any 12 month period and there is no vacant position to which he can be transferred, (c) he dies, or (d) the Company terminates Mr. Furey for cause, he will receive all accrued salary, vacation time and benefits through the date of termination. In the case of termination due to disability, Mr. Furey will also receive a pro rata portion of his incentive compensation through the date of termination.

Pursuant to the employment agreement, “cause”, which will be determined only by an affirmative majority vote of the Board, includes (a) conviction of, or entry of plea of nolo contendere to a crime of dishonesty or a felony leading to incarceration of more than 90 days or a penalty or fine of $100,000 or more, (b) material and substantial failure by the employee  to perform his duties after notice (and given a reasonable time to correct any failures, if possible),  (c) willful misconduct or gross negligence by the employee in connection with service to the Company which caused or is causing material harm to the Company or (d) employee’s material breach of any term of the employment agreement or any other obligation.

Company’s Right of Assignment upon a Change of Control.     In the event of a merger in which the Company is not the surviving entity, or of a sale of all or substantially all of the Company’s assets, the Company has the option to assign the employment agreement to any business entity that succeeds to all or substantially all of the Company’s business.

ITEM 6: EXHIBITS

(a)	Exhibits:
10.1	Employment Agreement effective as of January 1, 2018 between Impac Mortgage Corp, Impac Mortgage Holdings, Inc. and George Mangiaracina.
10.2	Employment Agreement dated as of April 1, 2018 between Impac Mortgage Corp. and Rian Furey.
10.3

Employment agreement effective as of January 1, 2018 between Impac Mortgage Holdings, Inc. and Joseph Tomkinson  (incorporated by reference from exhibit 10.16 the Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2017).

10.4

Amendment dated February 7, 2018 to Line of Credit Promissory Note with Merchants Bank of Indiana (incorporated by reference from exhibit 10.15(b) the Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2017).

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
101

The following materials from Impac Mortgage Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Cash Flows, and (4) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

May 10, 2018