Form 10-Q
period 2018-06-30
IMPAC MORTGAGE HOLDINGS INC
filed 2018-08-09
CIK 1000298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

There were 21,047,589 shares of common stock outstanding as of August 3, 2018.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2018	2017
ASSETS	(Unaudited)
Cash and cash equivalents	$32,960	$33,223
Restricted cash	4,606	5,876
Mortgage loans held-for-sale	481,291	568,781
Finance receivables	37,215	41,777
Mortgage servicing rights	180,733	154,405
Securitized mortgage trust assets	3,409,477	3,670,550
Goodwill	29,925	104,587
Intangible assets, net	6,033	21,582
Loans eligible for repurchase from Ginnie Mae	60,488	47,697
Other assets	23,494	33,222
Total assets	$4,266,222	$4,681,700
LIABILITIES
Warehouse borrowings	$482,546	$575,363
MSR financings	62,000	35,133
Convertible notes, net	24,979	24,974
Long-term debt	45,787	44,982
Securitized mortgage trust liabilities	3,393,721	3,653,265
Liability for loans eligible for repurchase from Ginnie Mae	60,488	47,697
Contingent consideration	—	554
Other liabilities	33,952	34,585
Total liabilities	4,103,473	4,416,553

Commitments and contingencies (See Note 11)

STOCKHOLDERS’ EQUITY
Series A-1 junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none issued or outstanding	—	—
Series B 9.375% redeemable preferred stock, $0.01 par value; liquidation value $30,290; 2,000,000 shares authorized, 665,592 noncumulative shares issued and outstanding as of June 30, 2018 and December 31, 2017 (See Note 12)	7	7
Series C 9.125% redeemable preferred stock, $0.01 par value; liquidation value $35,127; 5,500,000 shares authorized; 1,405,086 noncumulative shares issued and outstanding as of June 30, 2018 and December 31, 2017	14	14
Common stock, $0.01 par value; 200,000,000 shares authorized; 21,026,392 and 20,949,679 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	210	209
Additional paid-in capital	1,234,622	1,233,704
Accumulated other comprehensive earnings, net of tax	25,053	—
Net accumulated deficit:
Cumulative dividends declared	(822,520)	(822,520)
Retained deficit	(274,637)	(146,267)
Net accumulated deficit	(1,097,157)	(968,787)
Total stockholders’ equity	162,749	265,147
Total liabilities and stockholders’ equity	$4,266,222	$4,681,700

See accompanying notes to unaudited consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) EARNINGS

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Gain on sale of loans, net	$18,741	$36,806	$40,223	$74,126
Servicing fees, net	9,861	7,764	19,324	15,083
Gain (loss) on mortgage servicing rights, net	167	(6,669)	7,872	(7,646)
Real estate services fees, net	1,038	1,504	2,423	3,137
Other	116	228	207	275
Total revenues	29,923	39,633	70,049	84,975
Expenses:
Personnel expense	16,678	21,373	34,421	46,291
Business promotion	9,000	10,110	18,730	20,341
General, administrative and other	10,846	8,324	19,122	16,348
Intangible asset impairment	13,450	—	13,450	—
Goodwill impairment	74,662	—	74,662	—
Accretion of contingent consideration	—	707	—	1,552
Change in fair value of contingent consideration	—	(6,793)	—	(6,254)
Total expenses	124,636	33,721	160,385	78,278
Operating (loss) income	(94,713)	5,912	(90,336)	6,697

Other income (expense):
Interest income	49,064	60,573	99,215	122,157
Interest expense	(48,518)	(59,475)	(97,648)	(120,614)
Loss on extinguishment of debt	—	(1,265)	—	(1,265)
Change in fair value of long-term debt	258	(265)	1,481	(2,761)
Change in fair value of net trust assets, including trust REO gains	217	2,005	(1,921)	8,324
Total other income, net	1,021	1,573	1,127	5,841
(Loss) earnings before income taxes	(93,692)	7,485	(89,209)	12,538
Income tax expense	3,706	1,045	4,316	1,471
Net (loss) earnings	$(97,398)	$6,440	$(93,525)	$11,067

Other comprehensive (loss) earnings:
Change in fair value of instrument specific credit risk	$(526)	$—	$(1,965)	$—
Total comprehensive (loss) earnings	$(97,924)	$6,440	$(95,490)	$11,067

(Loss) earnings per common share:
Basic	$(4.65)	$0.33	$(4.46)	$0.62
Diluted	(4.65)	0.32	(4.46)	0.62

See accompanying notes to unaudited consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

	Preferred		Common		Additional	Cumulative		Accumulated Other	Total
	Shares	Preferred	Shares	Common	Paid-In	Dividends	Retained	Comprehensive	Stockholders’
	Outstanding	Stock	Outstanding	Stock	Capital	Declared	Deficit	Earnings	Equity
Balance, December 31, 2017	2,070,678	$21	20,949,679	$209	$1,233,704	$(822,520)	$(146,267)	$—	$265,147

Proceeds and tax benefit from exercise of stock options	—	—	76,713	1	319	—	—	—	320
Stock based compensation	—	—	—	—	599	—	—	—	599
Reclassification related to adoption of ASU 2016-01	—	—	—	—	—	—	(27,018)	27,018	—
Adjustment related to adoption of ASU 2016-16	—	—	—	—	—	—	(7,827)	—	(7,827)
Other comprehensive loss	—	—	—	—	—	—	—	(1,965)	(1,965)
Net loss	—	—	—	—	—	—	(93,525)	—	(93,525)
Balance, June 30, 2018	2,070,678	$21	21,026,392	$210	$1,234,622	$(822,520)	$(274,637)	$25,053	$162,749

See accompanying notes to unaudited consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings	$(93,525)	$11,067
Loss on sale of mortgage servicing rights	—	82
Change in fair value of mortgage servicing rights	(9,572)	8,861
Loss on extinguishment of debt	—	1,265
Gain on sale of mortgage loans	(47,766)	(62,202)
Change in fair value of mortgage loans held-for-sale	5,282	(9,598)
Change in fair value of derivatives lending, net	419	(669)
Provision (recovery) for repurchases	1,594	(1,574)
Origination of mortgage loans held-for-sale	(2,354,373)	(3,373,606)
Sale and principal reduction on mortgage loans held-for-sale	2,467,591	3,217,330
Gains from REO	(603)	(5,751)
Change in fair value of net trust assets, excluding REO	2,524	(2,573)
Change in fair value of long-term debt	(1,481)	2,761
Accretion of interest income and expense	20,544	48,114
Amortization of intangible and other assets	2,385	2,384
Accretion of contingent consideration	—	1,552
Change in fair value of contingent consideration	—	(6,254)
Amortization of debt issuance costs and discount on note payable	41	124
Stock-based compensation	599	979
Impairment of deferred charge	—	520
Impairment of goodwill	74,662	—
Impairment of intangible assets	13,450	—
Excess tax benefit from share based compensation	—	12
Change in deferred tax assets, net	4,315	—
Net change in other assets	(1,743)	(2,170)
Net change in other liabilities	(2,890)	(11,966)
Net cash provided by (used in) operating activities	81,453	(181,312)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in securitized mortgage collateral	247,374	366,469
Proceeds from the sale of mortgage servicing rights	—	813
Purchase of mortgage servicing rights	—	(5,619)
Finance receivable advances to customers	(350,264)	(434,567)
Repayments of finance receivables	354,826	438,788
Net change in mortgages held-for-investment	—	1
Purchase of premises and equipment	(530)	(399)
Proceeds from the sale of REO	11,207	15,924
Net cash provided by investing activities	262,613	381,410

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	—	55,454
Repayment of MSR financing	(40,133)	(25,000)
Borrowings under MSR financing	67,000	35,133
Repayment of warehouse borrowings	(2,355,268)	(3,073,584)
Borrowings under warehouse agreements	2,262,451	3,265,581
Repayment of term financing	—	(30,000)
Payment of acquisition related contingent consideration	(554)	(11,444)
Repayment of securitized mortgage borrowings	(279,196)	(425,930)
Principal payments on capital lease	(106)	(174)
Debt issuance costs	—	(100)
Tax payments on stock based compensation awards	(113)	(103)
Proceeds from exercise of stock options	320	296
Net cash used in financing activities	(345,599)	(209,871)
Net change in cash, cash equivalents and restricted cash	(1,533)	(9,773)
Cash, cash equivalents and restricted cash at beginning of period	39,099	46,067
Cash, cash equivalents and restricted cash at end of period	$37,566	$36,294

NON-CASH TRANSACTIONS:
Transfer of securitized mortgage collateral to real estate owned	$10,502	$10,042
Mortgage servicing rights retained from loan sales and issuance of mortgage backed securities	16,756	24,873

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

Financial Statement Presentation

The accompanying unaudited consolidated financial statements of IMH and its subsidiaries (as defined above) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These interim period condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the United States Securities and Exchange Commission (SEC).

All significant intercompany balances and transactions have been eliminated in consolidation. In addition, certain amounts in the prior periods’ consolidated financial statements have been reclassified to conform to the current period presentation.

Management has made a number of material estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these consolidated financial statements in conformity with GAAP.  Additionally, other items affected by such estimates and assumptions include the valuation of trust assets and trust liabilities, contingencies, the estimated obligation of repurchase liabilities related to sold loans, the valuation of long-term debt, mortgage servicing rights, goodwill and intangible asset valuation and impairment, mortgage loans held-for-sale and derivative instruments, including interest rate lock commitments (IRLC). Actual results could differ from those estimates and assumptions.

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

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities."  The amendments in ASU 2016-01, among other things, requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables); requires separate presentation in other comprehensive income for the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost.  The update is effective for interim and annual reporting periods beginning after December 15, 2017 on a modified retrospective basis, using a cumulative-effect adjustment to the balance sheet as of the beginning of the year adopted. The Company adopted this guidance on January 1, 2018, which resulted in a $27.0 million reclass, net of tax, between opening retained earnings and other comprehensive earnings (loss) within stockholders’ equity.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The update amends the guidance in Accounting Standards Codification 230, Statement of Cash Flows, and clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows with the objective of reducing the existing diversity in practice related to eight specific cash flow issues. In addition, in November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash (ASU 2016-18). This ASU clarifies certain existing principles in FASB ASC 230, including providing additional guidance related to transfers between cash and restricted cash and how entities present, in their statement of cash flows, the cash receipts and cash payments that directly affect the restricted cash accounts. These ASUs were effective for the Company’s fiscal year beginning after December 15, 2017 and subsequent interim periods. The Company adopted this guidance retrospectively on January 1, 2018.  The adoption of this ASU did not have a material impact on the consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment.  ASU 2017-04 amends Topic 350 to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. This update requires the performance of an annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value. However, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those periods, with early adoption permitted. The Company early adopted this guidance prospectively on June 30, 2018.  See Note 4.—Goodwill and Intangible Assets for further discussion on goodwill impairment testing.

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

In February 2018, the FASB ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.”  This amendment clarifies certain aspects of the new guidance (ASU 2016-01) on recognizing and measuring financial instruments and presentation requirements for certain fair value option liabilities. ASU 2018-03 is effective for interim periods beginning after June 15, 2018 and will be effective for our 2018 third quarter and annual reporting period. The standard requires entities to record a cumulative-effect adjustment to the statement of financial position at the beginning of the fiscal year in which the amendments are adopted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”, which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. This ASU specifies that Topic 718 apply to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. ASU 2018-07 is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption permitted.  The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

Note 2.—Mortgage Loans Held-for-Sale

A summary of the unpaid principal balance (UPB) of mortgage loans held-for-sale by type is presented below:

	June 30,	December 31,
	2018	2017
Government (1)	$209,133	$263,512
Conventional (2)	98,172	193,055
Other (3)	160,066	93,012
Fair value adjustment (4)	13,920	19,202
Total mortgage loans held for sale	$481,291	$568,781

(1)	Includes all government-insured loans including Federal Housing Administration (FHA), Veterans Affairs (VA) and United States Department of Agriculture (USDA).
(2)	Includes loans eligible for sale to Federal National Mortgage Association (Fannie Mae or FNMA) and Federal Home Loan Mortgage Corporation (Freddie Mac or FHLMC).
(3)	Includes non-qualified mortgages (NonQM) and jumbo loans.
(4)	Changes in fair value are included in gain on sale of loans, net in the accompanying consolidated statements of operations.

Gain on mortgage loans held-for-sale (LHFS), included in gain on sale of loans, net in the consolidated statements of operations, is comprised of the following the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Gain on sale of mortgage loans	$28,641	$49,282	$57,979	$87,522
Premium from servicing retained loan sales	6,273	12,807	16,756	24,873
Unrealized gains (losses) from derivative financial instruments	1,435	1,896	(665)	751
Realized (losses) gains from derivative financial instruments	(227)	(6,167)	11,818	(5,042)
Mark to market (loss) gain on LHFS	(391)	4,394	(5,282)	9,598
Direct origination expenses, net	(15,773)	(25,314)	(38,789)	(45,150)
(Provision) recovery for repurchases	(1,217)	(92)	(1,594)	1,574
Total gain on sale of loans, net	$18,741	$36,806	$40,223	$74,126

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

The following table summarizes the activity of MSRs for the six months ended June 30, 2018 and year ended December 31, 2017:

	June 30,	December 31,
	2018	2017
Balance at beginning of period	$154,405	$131,537
Additions from servicing retained loan sales	16,756	56,049
Addition from purchases	—	5,618
Reductions from bulk sales (1)	—	(895)
Changes in fair value (2)	9,572	(37,904)
Fair value of MSRs at end of period	$180,733	$154,405

(1)	In the first quarter of 2017, the Company sold substantially all of its NonQM MSRs.
(2)	Changes in fair value are included within gain (loss) on MSRs, net in the accompanying consolidated statements of operations.

At June 30, 2018 and December 31, 2017, the outstanding principal balance of the mortgage servicing portfolio was comprised of the following:

	June 30,	December 31,
	2018	2017
Government insured	$3,606,688	$2,834,680
Conventional (1)	13,177,521	13,493,463
NonQM	1,937	1,957
Total loans serviced	$16,786,146	$16,330,100

(1)

At June 30, 2018 and December 31, 2017, $13.2 billion and $13.5 billion, respectively, of Fannie Mae and Freddie Mac servicing was pledged as collateral as part of the MSR Financing (See Note 5.—Debt– MSR Financings).  Pledged collateral was approximately 77% and 81% of the fair value of MSRs in the consolidated balance sheets at June 30, 2018 and December 31, 2017, respectively.

The table below illustrates hypothetical changes in fair values of MSRs, caused by assumed immediate changes to key assumptions that are used to determine fair value. See Note 7.—Fair Value of Financial Instruments for a description of the key assumptions used to determine the fair value of MSRs.

	June 30,	December 31,
Mortgage Servicing Rights Sensitivity Analysis	2018	2017
Fair value of MSRs	$180,733	$154,405
Prepayment Speed:
Decrease in fair value from 10% adverse change	(3,464)	(5,643)
Decrease in fair value from 20% adverse change	(7,178)	(11,275)
Decrease in fair value from 30% adverse change	(11,101)	(16,807)
Discount Rate:
Decrease in fair value from 10% adverse change	(6,759)	(5,461)
Decrease in fair value from 20% adverse change	(13,046)	(10,555)
Decrease in fair value from 30% adverse change	(18,905)	(15,316)

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

Gain (loss) on mortgage servicing rights, net is comprised of the following for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Change in fair value of mortgage servicing rights	$393	$(7,739)	$9,572	$(8,861)
Gain (loss) on sale of mortgage servicing rights	—	331	—	(82)
Realized and unrealized (losses) gains from hedging instruments	(226)	739	(1,700)	1,297
Gain (loss) on mortgage servicing rights, net	$167	$(6,669)	$7,872	$(7,646)

Servicing fees, net is comprised of the following for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Contractual servicing fees	$11,326	$9,011	$22,864	$17,377
Late and ancillary fees	167	73	318	158
Subservicing and other costs	(1,632)	(1,320)	(3,858)	(2,452)
Servicing fees, net	$9,861	$7,764	$19,324	$15,083

Loans Eligible for Repurchase from Ginnie Mae (GNMA)

The Company routinely sells loans in GNMA guaranteed mortgage‑backed securities (MBS) by pooling eligible loans through a pool custodian and assigning rights to the loans to GNMA. When these GNMA loans are initially pooled and securitized, the Company meets the criteria for sale treatment and derecognizes the loans. The terms of the GNMA MBS program allow, but do not require, the Company to repurchase mortgage loans when the borrower has made no payments for three consecutive months. When the Company has the unconditional right, as servicer, to repurchase GNMA pool loans it has previously sold and are more than 90 days past due, the Company then re-recognizes the loans on its consolidated balance sheets in other assets, at their UPB, and records a corresponding liability in other liabilities in the consolidated balance sheets.  At June 30, 2018 and December 31, 2017, loans eligible for repurchase from GNMA totaled $60.5 million and $47.7 million in UPB, respectively.  As part of the Company’s repurchase reserve, the Company records a repurchase provision to provide for estimated losses from the sale or securitization of all mortgage loans, including these loans.

The loans eligible for repurchase from GNMA are in the Company’s servicing portfolio.  The Company monitors the delinquency of the servicing portfolio and directs the subservicer to mitigate losses on delinquent loans.

Note 4.—Goodwill and Intangible Assets

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

The methodology used to determine the fair value of trademarks includes assumptions with inherent uncertainty, including projected sales volumes and related projected revenues, long-term growth rates, royalty rates that a market participant might assume and judgments regarding the factors to develop an applied discount rate. The carrying value of intangible assets is at risk of impairment if future projected usage, revenues or long-term growth rates are lower than those currently projected, or if factors used in the development of a discount rate result in the application of a higher discount rate.  The intangible assets are considered Level 3 nonrecurring fair value measurements.

The Company reviews its goodwill and intangible assets for impairment at least annually as of December 31 or more frequently if facts and circumstances indicate that it is more likely than not that the fair value of a reporting unit that has goodwill is less than its carrying value.  As of March 31, 2018, we performed an interim goodwill impairment evaluation for this reporting unit and determined that there was no impairment.  As previously disclosed in our quarterly and annual reports, CCM has continued to experience declines in mortgage refinancing originations and margin compression, primarily a result of sustained increases in market interest rates from a historically low interest rate environment. In addition, the business model of CCM has led to additional margin compression through adverse demand from investors, as a result of the borrowers propensity to refinance.

The CCM brand has also experienced a material loss in value resulting from 1) the aforementioned adverse treatment from capital market participants for loans produced by the reporting unit, 2) consumer uncertainty due to the use of a similar brand name by an unaffiliated financial services company and 3) substantial deterioration in brand awareness.  In light of these developments, a  significant reduction in the anticipated future cash flows and estimated fair value for this reporting unit has occurred.  The Company has shifted the consumer direct strategy and long-term business plans for CCM due to changing conditions.

Using this updated information, we performed an impairment test to evaluate the CCM goodwill and intangible assets for impairment.  The Company compared the fair value of its net assets, using three methodologies (two income approaches and one market approach), to the carrying value and determined that its goodwill was impaired.  As a result, we recorded an impairment charge of $74.7 million related to goodwill and $13.4 million related to intangible assets during the quarter ended June 30, 2018.  Our fair value estimates utilize significant unobservable inputs and thus represent Level 3 fair value measurements.  If actual results continue to deteriorate, it is possible that an assessment of the estimated fair value of CCM will not exceed its carrying value in the future, in which case further impairment of goodwill will be recorded.

The following table presents the changes in the carrying amount of goodwill for the periods indicated:

Balance at December 31, 2017	$104,587
Impairment	(74,662)
Balance at June 30, 2018	$29,925

As part of the acquisition of CCM, the purchase price of the intangible assets the Company acquired, are listed below for the periods indicated:

	Net Carrying Amount	Accumulated		Net Carrying Amount	Remaining
	at December 31, 2017	Amortization	Impairment	at June 30, 2018	Life
Intangible assets:
Trademark	$14,035	$(585)	$(13,450)	$—	—
Customer relationships	6,027	(754)	—	5,273	3.5
Non-compete agreement	1,520	(760)	—	760	0.5
Total intangible assets acquired	$21,582	$(2,099)	$(13,450)	$6,033	3.1

Note 5.—Debt

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

The following table presents certain information on warehouse borrowings and related accrued interest for the periods indicated:

	Maximum	Balance Outstanding At
	Borrowing	June 30,	December 31,
	Capacity	2018	2017	Maturity Date
Short-term borrowings:
Repurchase agreement 1	$150,000	$122,557	$100,630	June 14, 2019
Repurchase agreement 2 (1)	35,000	30,846	31,632	September 10, 2018
Repurchase agreement 3 (2)	225,000	104,648	154,020	December 21, 2018
Repurchase agreement 4 (3)	250,000	36,875	152,772	July 12, 2019
Repurchase agreement 5	175,000	107,514	88,920	January 31, 2019
Repurchase agreement 6	100,000	56,722	47,389	June 27, 2019
Repurchase agreement 7	50,000	23,384	—	December 26, 2018
Total warehouse borrowings	$985,000	$482,546	$575,363

(1)	In July 2018, the maturity of the line was extended to September 10, 2018.
(2)	As of June 30, 2018 and December 31, 2017, $37.2 million and $41.8 million, respectively, are associated with finance receivables made to the Company’s warehouse customers.
(3)	In July 2018, the maturity of the line was extended to July 12, 2019.

MSR Financings

In February 2018, IMC (Borrower), amended the Line of Credit Promissory Note (FHLMC and GNMA Financing) originally entered into in August 2017, increasing the maximum borrowing capacity of the revolving line of credit to $50.0 million and extending the term to January 31, 2019.  In May 2018, the agreement was amended increasing the maximum borrowing capacity of the revolving line of credit to $60.0 million, increasing the borrowing capacity up to 60% of the fair market value of the pledged mortgage servicing rights and reducing the interest rate per annum to one-month LIBOR plus 3.0%.  As part of the May 2018 amendment, the obligations under the Line of Credit are secured by FHLMC and GNMA pledged mortgage servicing rights (subject to an acknowledge agreement) and is guaranteed by Integrated Real Estate Services, Corp.  At June 30, 2018, $32.5 million was outstanding under the FHLMC and GNMA Financing and was secured by $67.8 million of mortgage servicing rights.

On February 10, 2017, IMC (Borrower), entered into a Loan and Security Agreement (Agreement) with a lender providing for a revolving loan commitment of $40.0 million for a period of two years (FNMA Financing).  The Borrower is able to borrow up to 55% of the fair market value of FNMA pledged servicing rights.  Upon the two year anniversary of the Agreement, any amounts outstanding will automatically be converted into a term loan due and payable in full on the one year anniversary of the conversion date.  Interest payments are payable monthly and accrue interest at the rate per annum equal to one-month LIBOR plus 4.0% and the balance of the obligation may be prepaid at any time.  The Borrower initially drew down $35.1 million, and used a portion of the proceeds to pay off the Term Financing (approximately $30.1 million) originally entered into in June 2015 as discussed below.  The Borrower also paid the lender an origination fee of $100 thousand, which is deferred and amortized over the life of the FNMA Financing.  At June 30, 2018, $29.5 million was outstanding under the FNMA Financing and was secured by $71.7 million of mortgage servicing rights.

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

Long-term Debt

Junior Subordinated Notes

The Company carries its Junior Subordinated Notes at estimated fair value as more fully described in Note 7.—Fair Value of Financial Instruments. The following table shows the remaining principal balance and fair value of junior subordinated notes issued as of June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
Junior Subordinated Notes (1)	$62,000	$62,000
Fair value adjustment	(16,213)	(17,018)
Total Junior Subordinated Notes	$45,787	$44,982

(1)	Stated maturity of March 2034; requires quarterly distributions at a variable rate of 3‑month LIBOR plus 3.75% per annum.

Note 6.—Securitized Mortgage Trusts

Securitized Mortgage Trust Assets

Securitized mortgage trust assets, which are recorded at their estimated fair value, are comprised of the following at June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
Securitized mortgage collateral	$3,401,037	$3,662,008
REO	8,440	8,542
Total securitized mortgage trust assets	$3,409,477	$3,670,550

Securitized Mortgage Trust Liabilities

Securitized mortgage trust liabilities, which are recorded at their estimated fair value, are comprised of the following at June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
Securitized mortgage borrowings	$3,393,721	$3,653,265

Changes in fair value of net trust assets, including trust REO losses, are comprised of the following for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Change in fair value of net trust assets, excluding REO	$1,807	$(2,213)	$(2,524)	$2,573
(Losses) gains from REO	(1,590)	4,218	603	5,751
Change in fair value of net trust assets, including trust REO (losses) gains	$217	$2,005	$(1,921)	$8,324

Note 7.—Fair Value of Financial Instruments

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

FASB ASC 825 requires disclosure of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate such fair values. The following table presents the estimated fair value of financial instruments included in the consolidated financial statements as of the dates indicated:

	June 30, 2018				December 31, 2017
	Carrying	Estimated Fair Value			Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$32,960	$32,960	$—	$—	$33,223	$33,223	$—	$—
Restricted cash	4,606	4,606	—	—	5,876	5,876	—	—
Mortgage loans held-for-sale	481,291	—	481,291	—	568,781	—	568,781	—
Finance receivables	37,215	—	37,215	—	41,777	—	41,777	—
Mortgage servicing rights	180,733	—	—	180,733	154,405	—	—	154,405
Derivative assets, lending, net	4,538	—	—	4,538	4,777	—	420	4,357
Securitized mortgage collateral	3,401,037	—	—	3,401,037	3,662,008	—	—	3,662,008

Liabilities
Warehouse borrowings	$482,546	$—	$482,546	$—	$575,363	$—	$575,363	$—
MSR financings	62,000	—	—	62,000	35,133	—	—	35,133
Convertible notes	24,979	—	—	24,979	24,974	—	—	24,974
Contingent consideration	—	—	—	—	554	—	—	554
Long-term debt	45,787	—	—	45,787	44,982	—	—	44,982
Securitized mortgage borrowings	3,393,721	—	—	3,393,721	3,653,265	—	—	3,653,265
Derivative liabilities, lending, net	179	—	179	—	—	—	—	—

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

As a result of the lack of observable market data resulting from inactive markets, the Company has classified its investment securities available-for-sale, mortgage servicing rights, securitized mortgage collateral and borrowings, derivative assets and liabilities (trust and IRLCs), and long-term debt as Level 3 fair value measurements. Level 3 assets and liabilities measured at fair value on a recurring basis were approximately 88% and 99% and 87% and 99%, respectively, of total assets and total liabilities measured at estimated fair value at June 30, 2018 and December 31, 2017.

Recurring Fair Value Measurements

The Company assesses the financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by ASC Topic 810. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the beginning of the reporting period. There were no material transfers between our Level 1 and Level 2 classified instruments during the six months ended June 30, 2018.

The following tables present the Company’s assets and liabilities that are measured at estimated fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option at June 30, 2018 and December 31, 2017, based on the fair value hierarchy:

	Recurring Fair Value Measurements
	June 30, 2018			December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Mortgage loans held-for-sale	$—	$481,291	$—	$—	$568,781	$—
Derivative assets, lending, net (1)	—	—	4,538	—	420	4,357
Mortgage servicing rights	—	—	180,733	—	—	154,405
Securitized mortgage collateral	—	—	3,401,037	—	—	3,662,008
Total assets at fair value	$—	$481,291	$3,586,308	$—	$569,201	$3,820,770
Liabilities
Securitized mortgage borrowings	$—	$—	$3,393,721	$—	$—	$3,653,265
Long-term debt	—	—	45,787	—	—	44,982
Contingent consideration	—	—	—	—	—	554
Derivative liabilities, lending, net (2)	—	179	—	—	—	—
Total liabilities at fair value	$—	$179	$3,439,508	$—	$—	$3,698,801

(1)

At June 30, 2018, derivative assets, lending, net included $4.5 million in IRLCs and is included in other assets in the accompanying consolidated balance sheets. At December 31, 2017, derivative assets, lending, net included $4.4 million in IRLCs and $420 thousand in hedging instruments, respectively, and is included in other assets in the accompanying consolidated balance sheets.

(2)	At June 30, 2018, derivative liabilities, lending, net included $179 thousand in hedging instruments and is included in other liabilities in the accompanying consolidated balance sheets.

The following tables present reconciliations for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2018 and 2017:

	Level 3 Recurring Fair Value Measurements
	For the Three Months Ended June 30, 2018

				Interest
	Securitized	Securitized	Mortgage	rate lock	Long-
	mortgage	mortgage	servicing	commitments,	term
	collateral	borrowings	rights	net	debt
Fair value, March 31, 2018	$3,513,901	$(3,508,477)	$174,067	$3,854	$(45,337)
Total gains (losses) included in earnings:
Interest income (1)	11,286	—	—	—	—
Interest expense (1)	—	(17,117)	—	—	(182)
Change in fair value	12,686	(10,879)	393	684	258
Change in fair value of instrument specific credit risk	—	—	—	—	(526)	(2)
Total gains (losses) included in earnings	23,972	(27,996)	393	684	(450)
Transfers in and/or out of Level 3	—	—	—	—	—
Purchases, issuances and settlements:
Purchases	—	—	—	—	—
Issuances	—	—	6,273	—	—
Settlements	(136,836)	142,752	—	—	—
Fair value, June 30, 2018	$3,401,037	$(3,393,721)	$180,733	$4,538	$(45,787)
Unrealized gains (losses) still held (3)	$(490,822)	$2,666,746	$180,733	$4,538	$16,213

(1)

Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. Net interest income, including cash received and paid, was $1.8 million for three months ended June 30, 2018. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations is primarily from contractual interest on the securitized mortgage collateral and borrowings.

(2)

Amount represents the change in instrument specific credit risk in other comprehensive earnings in the consolidated statements of operations and comprehensive earnings as required by the adoption of ASU 2016-01 on January 1, 2018.

(3)	Represents the amount of unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held and reflected in the fair values at June 30, 2018.

	Level 3 Recurring Fair Value Measurements
	For the Three Months Ended June 30, 2017

				Interest
	Securitized	Securitized	Mortgage	rate lock	Long-
	mortgage	mortgage	servicing	commitments,	term	Contingent
	collateral	borrowings	rights	net	debt	consideration
Fair value, March 31, 2017	$3,903,336	$(3,892,668)	$141,586	$12,333	$(50,044)	$(24,498)
Total gains (losses) included in earnings:
Interest income (1)	14,101	—	—	—	—	—
Interest expense (1)	—	(36,505)	—	—	(161)	—
Change in fair value	50,168	(52,381)	(7,739)	(2,787)	(265)	6,086
Total (losses) gains included in earnings	64,269	(88,886)	(7,739)	(2,787)	(426)	6,086
Transfers in and/or out of Level 3	—	—	—	—	—	—
Purchases, issuances and settlements:
Purchases	—	—	5,619	—	—	—
Issuances	—	—	12,807	—	—	—
Settlements	(191,421)	214,035	—	—	5,934	3,486
Fair value, June 30, 2017	$3,776,184	$(3,767,519)	$152,273	$9,546	$(44,536)	$(14,926)
Unrealized gains (losses) still held (2)	$(729,834)	$2,888,635	$152,273	$9,546	$17,464	$(14,926)

(1)

Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. Net interest income, including cash received and paid, was $2.1 million for the three months ended June 30, 2017.  The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations is primarily from contractual interest on the securitized mortgage collateral and borrowings.

(2)	Represents the amount of unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held and reflected in the fair values at June 30, 2017.

The following tables present reconciliations for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2018 and 2017:

	Level 3 Recurring Fair Value Measurements
	For the Six Months Ended June 30, 2018

				Interest
	Securitized	Securitized	Mortgage	rate lock	Long-
	mortgage	mortgage	servicing	commitments,	term		Contingent
	collateral	borrowings	rights	net	debt		consideration
Fair value, December 31, 2017	$3,662,008	$(3,653,265)	$154,405	$4,357	$(44,982)		$(554)
Total gains (losses) included in earnings:
Interest income (1)	16,974	—	—	—	—		—
Interest expense (1)	—	(37,197)	—	—	(321)		—
Change in fair value	(20,069)	17,545	9,572	181	1,481		—
Change in fair value of instrument specific credit risk	—	—	—	—	(1,965)	(2)	—
Total gains (losses) included in earnings	(3,095)	(19,652)	9,572	181	(805)		—
Transfers in and/or out of Level 3	—	—	—	—	—		—
Purchases, issuances and settlements:
Purchases	—	—	—	—	—		—
Issuances	—	—	16,756	—	—		—
Settlements	(257,876)	279,196	—	—	—		554
Fair value, June 30, 2018	$3,401,037	$(3,393,721)	$180,733	$4,538	$(45,787)		$—

(1)

Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. Net interest income, including cash received and paid, was $4.0 million for six months ended June 30, 2018. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations is primarily from contractual interest on the securitized mortgage collateral and borrowings.

(2)

Amount represents the change in instrument specific credit risk in other comprehensive earnings in the consolidated statements of operations and comprehensive earnings as required by the adoption of ASU 2016-01 on January 1, 2018.

	Level 3 Recurring Fair Value Measurements
	For the Six Months Ended June 30, 2017

				Interest
	Securitized	Securitized	Mortgage	rate lock	Long-
	mortgage	mortgage	servicing	commitments,	term	Contingent
	collateral	borrowings	rights	net	debt	consideration
Fair value, December 31, 2016	$4,021,891	$(4,017,603)	$131,537	$11,169	$(47,207)	$(31,072)
Total gains (losses) included in earnings:
Interest income (1)	29,585	—	—	—	—	—
Interest expense (1)	—	(77,200)	—	—	(502)	—
Change in fair value	101,220	(98,647)	(8,861)	(1,623)	(2,761)	4,702
Total gains (losses) included in earnings	130,805	(175,847)	(8,861)	(1,623)	(3,263)	4,702
Transfers in and/or out of Level 3	—	—	—	—	—	—
Purchases, issuances and settlements:
Purchases	—	—	5,619	—	—	—
Issuances	—	—	24,873	—	—	—
Settlements	(376,512)	425,931	(895)	—	5,934	11,444
Fair value, June 30, 2017	$3,776,184	$(3,767,519)	$152,273	$9,546	$(44,536)	$(14,926)

(1)

Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. Net interest income, including cash received and paid, was $4.2 million for the six months ended June 30, 2017.  The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations is primarily from contractual interest on the securitized mortgage collateral and borrowings.

The following table presents quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring and nonrecurring basis at June 30, 2018:

	Estimated	Valuation	Unobservable	Range of	Weighted
Financial Instrument	Fair Value	Technique	Input	Inputs	Average
Assets and liabilities backed by real estate
Securitized mortgage collateral, and	$3,401,037	DCF	Prepayment rates	2.6 - 21.0%	8.6%
Securitized mortgage borrowings	(3,393,721)		Default rates	0.01 - 4.0%	1.5%
			Loss severities	6.6 - 86.7%	42.9%
			Discount rates	3.0 - 25.0%	4.4%
Other assets and liabilities
Mortgage servicing rights	$180,733	DCF	Discount rate	8.9 - 14.0%	9.7%
			Prepayment rates	6.8 - 88.8%	9.7%
Derivative assets - IRLCs, net	4,538	Market pricing	Pull-through rate	7.8 - 99.9%	74.4%
Long-term debt	(45,787)	DCF	Discount rate	10.0%	10.0%

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

The following tables present the changes in recurring fair value measurements included in net earnings for the three months ended June 30, 2018 and 2017:

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Earnings
	For the Three Months Ended June 30, 2018
			Change in Fair Value of
	Interest	Interest	Net Trust	Long-term	Other Revenue	Gain on Sale
	Income (1)	Expense (1)	Assets	Debt	and Expense	of Loans, net	Total
Securitized mortgage collateral	$11,286	$—	$12,686	$—	$—	$—	$23,972
Securitized mortgage borrowings	—	(17,117)	(10,879)	—	—	—	(27,996)
Derivative liabilities, net, securitized trusts	—	—	—	—	—	—	—
Long-term debt	—	(182)	—	258	—	—	76
Mortgage servicing rights (2)	—	—	—	—	393	—	393
Mortgage loans held-for-sale	—	—	—	—	—	(391)	(391)
Derivative assets — IRLCs	—	—	—	—	—	684	684
Derivative liabilities — Hedging Instruments	—	—	—	—	(38)	751	713
Total	$11,286	$(17,299)	$1,807	$258	$355	$1,044	$(2,549)
(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
(2)	Included in loss on MSRs, net in the consolidated statements of operations.

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Earnings
	For the Three Months Ended June 30, 2017
			Change in Fair Value of
	Interest	Interest	Net Trust	Long-term	Other	Gain on Sale
	Income (1)	Expense (1)	Assets	Debt	Revenue	of Loans, net	Total
Securitized mortgage collateral	$14,101	$—	$50,168	$—	$—	$—	$64,269
Securitized mortgage borrowings	—	(36,505)	(52,381)	—	—	—	(88,886)
Derivative liabilities, net, securitized trusts	—	—	—	—	—	—	—
Long-term debt	—	(161)	—	(265)	—	—	(426)
Mortgage servicing rights (2)	—	—	—	—	(7,739)	—	(7,739)
Contingent consideration	—	—	—	—	6,086	—	6,086
Mortgage loans held-for-sale	—	—	—	—	—	4,394	4,394
Derivative assets — IRLCs	—	—	—	—	—	(2,787)	(2,787)
Derivative liabilities — Hedging Instruments	—	—	—	—	(1,305)	4,683	3,378
Total	$14,101	$(36,666)	$(2,213)	$(265)	$(2,958)	$6,290	$(21,711)

(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
(2)	Included in loss on MSRs, net in the consolidated statements of operations.

The following tables present the changes in recurring fair value measurements included in net earnings for the six months ended June 30, 2018 and 2017:

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Earnings
	For the Six Months Ended June 30, 2018
			Change in Fair Value of
	Interest	Interest	Net Trust		Long-term	Other Revenue	Gain on Sale
	Income (1)	Expense (1)	Assets		Debt	and Expense	of Loans, net	Total
Securitized mortgage collateral	$16,974	$—	$(20,069)		$—	$—	$—	$(3,095)
Securitized mortgage borrowings	—	(37,197)	17,545		—	—	—	(19,652)
Derivative liabilities, net, securitized trusts	—	—	—		—	—	—	—
Long-term debt	—	(321)	—		1,481	—	—	1,160
Mortgage servicing rights (2)	—	—	—		—	9,572	—	9,572
Mortgage loans held-for-sale	—	—	—		—	—	(5,282)	(5,282)
Derivative assets — IRLCs	—	—	—		—	—	181	181
Derivative liabilities — Hedging Instruments	—	—	—		—	246	(846)	(600)
Total	$16,974	$(37,518)	$(2,524)	(3)	$1,481	$9,818	$(5,947)	$(17,716)

(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
(2)	Included in loss on MSRs, net in the consolidated statements of operations.
(3)	For the six months ended June 30, 2018, change in the fair value of net trust assets, excluding REO was $2.5 million.

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Earnings
	For the Six Months Ended June 30, 2017
			Change in Fair Value of
	Interest	Interest	Net Trust		Long-term	Other Revenue	Gain on Sale
	Income (1)	Expense (1)	Assets		Debt	and Expense	of Loans, net	Total
Securitized mortgage collateral	$29,585	$—	$101,220		$—	$—	$—	$130,805
Securitized mortgage borrowings	—	(77,200)	(98,647)		—	—	—	(175,847)
Derivative liabilities, net, securitized trusts	—	—	—		—	—	—	—
Long-term debt	—	(502)	—		(2,761)	—	—	(3,263)
Mortgage servicing rights (2)	—	—	—		—	(8,861)	—	(8,861)
Contingent consideration	—	—	—		—	4,702	—	4,702
Mortgage loans held-for-sale	—	—	—		—	—	9,598	9,598
Derivative assets — IRLCs	—	—	—		—	—	(1,623)	(1,623)
Derivative liabilities — Hedging Instruments	—	—	—		—	(83)	2,374	2,291
Total	$29,585	$(77,702)	$2,573	(3)	$(2,761)	$(4,242)	$10,349	$(42,198)

(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
(2)	Included in loss on MSRs, net in the consolidated statements of operations.
(3)	For the six months ended June 30, 2017, change in the fair value of net trust assets, excluding REO was $2.6 million.

The following is a description of the measurement techniques for items recorded at estimated fair value on a recurring basis.

Mortgage servicing rights—The Company elected to carry its MSRs arising from its mortgage loan origination operation at estimated fair value. The fair value of MSRs is based upon market prices for similar instruments and a discounted cash flow model. The valuation model incorporates assumptions that market participants would use in estimating the fair value of servicing. These assumptions include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, prepayment and late fees, among other considerations. Mortgage servicing rights are considered a Level 3 measurement at June 30, 2018.

Mortgage loans held-for-sale—The Company elected to carry its mortgage loans held-for-sale originated or acquired at estimated fair value. Fair value is based on quoted market prices, where available, prices for other traded mortgage loans with similar characteristics, and purchase commitments and bid information received from market participants. Given the meaningful level of secondary market activity for mortgage loans, active pricing is available for similar assets and accordingly, the Company classifies its mortgage loans held-for-sale as a Level 2 measurement at June 30, 2018.

Securitized mortgage collateral—The Company elected to carry its securitized mortgage collateral at fair value. These assets consist primarily of non-conforming mortgage loans securitized between 2002 and 2007. Fair value measurements are based on the Company’s internal models used to compute the net present value of future expected cash flows with observable market participant assumptions, where available. The Company’s assumptions include its expectations of inputs that other market participants would use in pricing these assets. These assumptions include judgments about the underlying collateral, prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of June 30, 2018, securitized mortgage collateral had UPB of $3.9 billion, compared to an estimated fair value on the Company’s balance sheet of $3.4 billion. The aggregate UPB exceeds the fair value by $0.5 billion at June 30, 2018. As of June 30, 2018, the UPB of loans 90 days or more past due was $0.5 billion compared to an estimated fair value of $0.2 billion. The aggregate UPB of loans 90 days or more past due exceed the fair value by $0.3 billion at June 30, 2018. Securitized mortgage collateral is considered a Level 3 measurement at June 30, 2018.

Securitized mortgage borrowings—The Company elected to carry its securitized mortgage borrowings at fair value. These borrowings consist of individual tranches of bonds issued by securitization trusts and are primarily backed by non-conforming mortgage loans. Fair value measurements include the Company’s judgments about the underlying collateral and assumptions such as prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of June 30, 2018, securitized mortgage borrowings had an outstanding principal balance of $3.9 billion, net of $2.2 billion in bond losses, compared to an estimated fair value of $3.4 billion. The aggregate outstanding principal balance exceeds the fair value by $0.5 billion at June 30, 2018. Securitized mortgage borrowings are considered a Level 3 measurement at June 30, 2018.

Contingent consideration—Contingent consideration was applicable to the acquisition of CCM and was estimated and recorded at fair value at the acquisition date as part of purchase price consideration.  Additionally, each reporting period, the Company estimated the change in fair value of the contingent consideration and any change in fair value is recognized in the Company’s consolidated statements of operations if it is determined to not be a measurement period adjustment.  The estimate of the fair value of contingent consideration required significant judgment and assumptions to be made about future operating results, discount rates and probabilities of various projected operating result scenarios. In the fourth quarter of 2017, the earn-out period ended and the remaining $554 thousand in contingent consideration payments were paid during the three months ended March 31, 2018. Contingent consideration was considered a Level 3 measurement at June 30, 2017, and as of June 30, 2018, we have no further obligations related to contingent consideration.

Long-term debt—The Company elected to carry its remaining long-term debt (consisting of junior subordinated notes) at fair value. These securities are measured based upon an analysis prepared by management, which considered the Company’s own credit risk, including settlements with trust preferred debt holders and discounted cash flow analysis. As of June 30, 2018, long-term debt had UPB of $62.0 million compared to an estimated fair value of $45.8 million. The aggregate UPB exceeds the fair value by $16.2 million at June 30, 2018. The long-term debt is considered a Level 3 measurement at June 30, 2018.

Derivative assets and liabilities, lending—The Company’s derivative assets and liabilities are carried at fair value as required by GAAP and are accounted for as free standing derivatives. The derivatives include IRLCs with prospective residential mortgage borrowers whereby the interest rate on the loan is determined prior to funding and the borrowers have locked in that interest rate. These commitments are determined to be derivative instruments in accordance with GAAP. The derivatives also include hedging instruments (typically TBA MBS) used to hedge the fair value changes associated with changes in interest rates relating to its mortgage lending originations as well as mortgage servicing rights. The Company hedges the period from the interest rate lock (assuming a fall-out factor) to the date of the loan sale. The estimated fair value of IRLCs are based on underlying loan types with similar characteristics using the TBA MBS market, which is actively quoted and easily validated through external sources. The data inputs used in this valuation include, but are not limited to, loan type, underlying loan amount, note rate, loan program and expected sale date of the loan, adjusted for current market conditions. These valuations are adjusted at the loan level to consider the servicing release premium and loan pricing adjustments specific to each loan. For all IRLCs, the base value is then adjusted for the anticipated Pull-through Rate. The anticipated Pull-through Rate is an unobservable input based on historical experience, which results in classification of IRLCs as a Level 3 measurement at June 30, 2018.

The fair value of the Hedging Instruments is based on the actively quoted TBA MBS market using observable inputs related to characteristics of the underlying MBS stratified by product, coupon and settlement date. Therefore, the Hedging Instruments are classified as a Level 2 measurement at June 30, 2018.

The following table includes information for the derivative assets and liabilities, lending for the periods presented:

			Total Gains (Losses)		Total Gains (Losses)
	Notional Amount		For the Three Months Ended		For the Six Months Ended
	June 30,	December 31,	June 30,		June 30,
	2018	2017	2018	2017	2018	2017
Derivative – IRLC's (1)	$369,707	$398,225	$684	$(2,787)	$181	$(1,623)
Derivative – TBA MBS (2)	418,807	687,500	299	(746)	9,275	(1,371)

(1)	Amounts included in gain on sale of loans, net within the accompanying consolidated statements of operations.
(2)	Amounts included in gain on sale of loans, net and gain (loss) on mortgage servicing rights, net within the accompanying consolidated statements of operations.

Nonrecurring Fair Value Measurements

The Company is required to measure certain assets and liabilities at estimated fair value from time to time. These fair value measurements typically result from the application of specific accounting pronouncements under GAAP. The fair value measurements are considered nonrecurring fair value measurements under FASB ASC 820-10.

The following tables present financial and non-financial assets and liabilities measured using nonrecurring fair value measurements at June 30, 2018 and 2017, respectively:

	Nonrecurring Fair Value Measurements			Total Gains (Losses) (1)	Total Gains (Losses) (1)
	June 30, 2018			For the Three Months Ended	For the Six Months Ended
	Level 1	Level 2	Level 3	June 30, 2018	June 30, 2018
REO (2)	$—	$169	$—	$(1,590)	$603
Deferred charge (3)	—	—	—	—	—
Intangible assets	—	—	6,033	(13,450)	(13,450)
Goodwill	—	—	29,925	(74,662)	(74,662)

(1)	Total losses reflect losses from all nonrecurring measurements during the period.
(2)

Balance represents REO at June 30, 2018, which have been impaired subsequent to foreclosure. For the three and six months ended June 30, 2018, the Company recorded $1.6 million and $603 thousand, respectively, in (losses) gains related to changes in net realizable value (NRV) of properties.  Losses represent impairment of the NRV attributable to an increase in state specific loss severities on properties held during the period, which resulted in a decrease to NRV.  Gains represent recovery of the NRV attributable to an improvement in state specific loss severities on properties held during the period, which resulted in an increase to NRV.

(3)	With the adoption of ASU 2016-16 on January 1, 2018, $7.8 million in deferred charge was eliminated with a cumulative effect adjustment to opening retained earnings.

	Nonrecurring Fair Value Measurements			Total Gains (Losses) (1)	Total Gains (Losses) (1)
	June 30, 2017			For the Three Months Ended	For the Six Months Ended
	Level 1	Level 2	Level 3	June 30, 2017	June 30, 2017
REO (2)	$—	$6,498	$—	$4,218	$5,751
Deferred charge (3)	—	—	8,165	(243)	(520)

(1)	Total losses reflect losses from all nonrecurring measurements during the period.

(2)

Balance represents REO at June 30, 2017 which has been impaired subsequent to foreclosure. For the three and six months ended June 30, 2017, the Company recorded $4.2 million and $5.8 million, respectively, in gains which represent recovery of the NRV attributable to an improvement in state specific loss severities on properties held during the period which resulted in an increase to NRV.

(3)

For the three and six months ended June 30, 2017, the Company recorded $243 thousand and $520 thousand in income tax expense resulting from impairment write-downs of deferred charge based on changes in estimated cash flows and lives of the related mortgages retained in the securitized mortgage collateral.

Real estate owned—REO consists of residential real estate acquired in satisfaction of loans. Upon foreclosure, REO is adjusted to the estimated fair value of the residential real estate less estimated selling and holding costs, offset by expected contractual mortgage insurance proceeds to be received, if any. Subsequently, REO is recorded at the lower of carrying value or estimated fair value less costs to sell. REO balance representing REOs which have been impaired subsequent to foreclosure are subject to nonrecurring fair value measurement and included in the nonrecurring fair value measurements tables. Fair values of REO are generally based on observable market inputs, and are considered Level 2 measurements at June 30, 2018.

Deferred charge— Deferred charge represented the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH in prior years. The Company evaluated the deferred charge for impairment quarterly using internal estimates of estimated cash flows and lives of the related mortgages retained in the securitized mortgage collateral. If the deferred charge was determined to be impaired, it was recognized as a component of income tax expense.  On January 1, 2018, the Company adopted ASU 2016-16, which resulted in a $7.8 million cumulative effect adjustment to opening retained earnings eliminating the remaining deferred charge on the balance sheet.  Deferred charge was considered a Level 3 measurement at June 30, 2018.

Intangible assets— The methodology used to determine the fair value as well as measure potential impairment of trademarks includes assumptions with inherent uncertainty, including projected sales volumes and related projected revenues, long-term growth rates, royalty rates that a market participant might assume and judgments regarding the factors to develop an applied discount rate. The carrying value of intangible assets is at risk of impairment if future projected usage, revenues or long-term growth rates are lower than those currently projected, or if factors used in the development of a discount rate result in the application of a higher discount rate.  As the results of our testing indicated that the carrying values of certain of these assets would not be recoverable, we recorded intangible asset impairment of approximately $13.4 million during the quarter ended June 30, 2018. The intangible assets are considered Level 3 nonrecurring fair value measurements at June 30, 2018.

Goodwill— For goodwill, the determination of fair value of a reporting unit involves, among other things, application of various approaches, which include developing forecasts of future cash flows with a number of assumptions including but not limited to, origination and margin projections, growth and terminal value projections, and judgements regarding the factors to develop discount rates and cost of capital. The Company reviews its goodwill for impairment at least annually as of December 31 or more frequently if facts and circumstances indicate that it is more likely than not that the fair value of a reporting unit that has goodwill is less than its carrying value. The Company compared the fair value of its net assets using three methodologies (two income approaches and one market approach), to the carrying value and determined that its goodwill was impaired.  As a result, we recorded an impairment charge of $74.7 million related to goodwill during the quarter ended June 30, 2018.  Goodwill is considered a Level 3 nonrecurring fair value measurement at June 30, 2018.

Note 8.—Income Taxes

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

The Company recorded income tax expense of $3.7 million and $4.3 million for the three and six months ended June 30, 2018, respectively. Tax expense for the three and six months ended June 30, 2018 is primarily the result of an increase in the valuation allowance eliminating the net deferred tax asset and state income taxes from states where the Company does not have net operating loss carryforwards or state minimum taxes, including AMT.

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

Note 9.—Reconciliation of Earnings Per Share

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator for basic (loss) earnings per share:
Net (loss ) earnings	$(97,398)	$6,440	$(93,525)	$11,067

Numerator for diluted (loss) earnings per share:
Net (loss) earnings	$(97,398)	$6,440	$(93,525)	$11,067
Interest expense attributable to convertible notes (1)	—	437	—	875
Net (loss) earnings plus interest expense attributable to convertible notes	$(97,398)	$6,877	$(93,525)	$11,942

Denominator for basic (loss) earnings per share (2):
Basic weighted average common shares outstanding during the period	20,964	19,791	20,958	17,918

Denominator for diluted (loss) earnings per share (2):
Basic weighted average common shares outstanding during the period	20,964	19,791	20,958	17,918
Net effect of dilutive convertible notes (1)	—	1,163	—	1,163
Net effect of dilutive stock options and DSU’s	—	304	—	296
Diluted weighted average common shares	20,964	21,258	20,958	19,377
Net (loss) earnings per common share:
Basic	$(4.65)	$0.33	$(4.46)	$0.62
Diluted	$(4.65)	$0.32	$(4.46)	$0.62

(1)	Adjustments to diluted earnings per share for the convertible notes for the three and six months ended June 30, 2018 were excluded from the calculation, as they are anti-dilutive.
(2)	Number of shares presented in thousands.

At June 30, 2018, there were 1.2 million shares attributable to the Convertible Notes and 1.3 million stock options outstanding which were anti-dilutive. At June 30, 2017, there were 683 thousand anti-dilutive stock options outstanding.

Note 10.—Segment Reporting

The Company has three primary reporting segments which include mortgage lending, long-term mortgage portfolio and real estate services. Unallocated corporate and other administrative costs, including the costs associated with being a public company, are presented in Corporate and other.

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
Three Months Ended June 30, 2018:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$18,741	$—	$—	$—	$18,741
Real estate services fees, net	—	1,038	—	—	1,038
Servicing fees, net	9,861	—	—	—	9,861
Gain on mortgage servicing rights, net	167	—	—	—	167
Other revenue	—	—	101	15	116
Intangible asset impairment	(13,450)	—	—	—	(13,450)
Goodwill impairment	(74,662)	—	—	—	(74,662)
Other operating expense	(28,985)	(591)	(111)	(6,837)	(36,524)
Other income (expense)	305	—	1,177	(461)	1,021
Net (loss) earnings before income tax expense	$(88,023)	$447	$1,167	$(7,283)	(93,692)
Income tax expense					3,706
Net loss					$(97,398)

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
Three Months Ended June 30, 2017:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$36,806	$—	$—	$—	$36,806
Real estate services fees, net	—	1,504	—	—	1,504
Servicing fees, net	7,764	—	—	—	7,764
Loss on mortgage servicing rights, net	(6,669)	—	—	—	(6,669)
Other revenue	5	—	66	157	228
Accretion of contingent consideration	(707)	—	—	—	(707)
Change in fair value of contingent consideration	6,793	—	—	—	6,793
Loss on extinguishment of debt	—	—	(1,265)	—	(1,265)
Other operating expense	(35,230)	(743)	(100)	(3,734)	(39,807)
Other income (expense)	582	—	2,683	(427)	2,838
Net earnings (loss) before income tax expense	$9,344	$761	$1,384	$(4,004)	$7,485
Income tax expense					1,045
Net earnings					$6,440

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
Six Months Ended June 30, 2018:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$40,223	$—	$—	$—	$40,223
Real estate services fees, net	—	2,423	—	—	2,423
Servicing fees, net	19,324	—	—	—	19,324
Gain on mortgage servicing rights, net	7,872	—	—	—	7,872
Other revenue	—	—	186	21	207
Intangible asset impairment	(13,450)	—	—	—	(13,450)
Goodwill impairment	(74,662)	—	—	—	(74,662)
Other operating expense	(60,533)	(1,229)	(176)	(10,335)	(72,273)
Other income (expense)	638	—	1,373	(884)	1,127
Net (loss) earnings before income tax expense	$(80,588)	$1,194	$1,383	$(11,198)	(89,209)
Income tax expense					4,316
Net loss					$(93,525)

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
Six Months Ended June 30, 2017:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$74,126	$—	$—	$—	$74,126
Real estate services fees, net	—	3,137	—	—	3,137
Servicing fees, net	15,083	—	—	—	15,083
Loss on mortgage servicing rights, net	(7,646)	—	—	—	(7,646)
Other revenue	19	—	127	129	275
Accretion of contingent consideration	(1,552)	—	—	—	(1,552)
Change in fair value of contingent consideration	6,254	—	—	—	6,254
Loss on extinguishment of debt	—	—	(1,265)	—	(1,265)
Other operating expense	(73,315)	(1,737)	(186)	(7,742)	(82,980)
Other income (expense)	988	—	7,396	(1,278)	7,106
Net earnings (loss) before income tax expense	$13,957	$1,400	$6,072	$(8,891)	$12,538
Income tax expense					1,471
Net earnings					$11,067

	Mortgage	Real Estate	Long-term	Corporate
Balance Sheet Items as of:	Lending	Services	Portfolio	and other	Consolidated
Total Assets at June 30, 2018 (1)	$851,509	$—	$3,409,536	$5,177	$4,266,222
Total Assets at December 31, 2017 (1)	$992,983	$251	$3,678,377	$10,089	$4,681,700

(1)	All segment asset balances exclude intercompany balances.

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

The legal matter updates summarized below are ongoing and may have an effect on the Company’s business and future financial condition and results of operations:

On December 7, 2011, a purported class action was filed in the Circuit Court of Baltimore City, entitled Timm, v. Impac Mortgage Holdings, Inc., purportedly on behalf of holders of the Company’s 9.375% Series B Cumulative Redeemable Preferred Stock (Preferred B) and 9.125% Series C Cumulative Redeemable Preferred Stock (Preferred C) who did not tender their stock in connection with the Company’s 2009 completion of its Offer to Purchase and Consent Solicitation. The action sought the payment of certain quarterly dividends for the Preferred B and C holders, the unwinding of the consents, and reinstatement of all rights under the 2004 Preferred Stock Articles Supplementary, including the cumulative dividend on the Preferred B and C stock, and the election of two directors by the Preferred B and C holders. The action also sought punitive damages and legal expenses. On July 16, 2018, the Court entered a Judgement Order whereby it (1) declared and entered judgment in favor of all defendants on all claims related to the Preferred C holders and all claims against all individual defendants thereby affirming the validity of the 2009 amendments to the Series B Articles Supplementary;  (2) declared its interpretation of the voting provision language in the Preferred B Articles Supplementary to mean that consent of two-thirds of the Preferred B stockholders was required to approve the 2009 amendments to the Preferred B Articles Supplementary, which consent was not obtained, thus rendering the amendments invalid and leaving the 2004 Preferred B Articles Supplementary in effect; (3) ordered the Company to hold a special election within sixty days for the Preferred B stockholders to elect two directors to the Board of Directors pursuant to the 2004 Preferred B Articles Supplementary (which Directors will remain on the Company’s Board of Directors until such time as all accumulated dividends on the Preferred B have been paid or set aside for payment) and, (4) declared that the Company is required to pay three quarters of dividends on the Preferred B stock under the 2004 Articles Supplementary (approximately, $1.2 million, but did not order the Company to make any payment at this time). The Court declined to certify any class pending the outcome of appeals and certified its Judgment Order for immediate appeal.  The Company has appealed the Judgment Order and intends to seek a stay of the order requiring the Company to hold a special meeting for the election of two directors pending the outcome of appeals. As a result of the Judgement Order, the following terms of Preferred B are also deemed to be reinstated: 1) unpaid cash dividends on the Series B at a rate of 9.375% per year will accrue and be cumulative on a quarterly basis, 2) dividends and distributions on, and the repurchase of stock ranking junior (such as our common stock) or on parity to the Preferred B are prohibited (except the dividends in the form of shares of stock) unless full cumulative dividends on the Preferred B stock have been paid or set aside for payment, 3) the Company may not redeem less than all of the outstanding Preferred B stock unless full cumulative dividends on the Preferred B stock are paid or set aside for payment, 4) the Company may not, without approval of at least two thirds of the Preferred B create or authorize any class or series of capital stock ranking senior to the Preferred B or amend provisions of the Company’s charter so as to materially and adversely affect the terms of the Preferred B, subject to certain exceptions, and 5) upon any liquidation, dissolution or winding up of the Company, the Preferred B are entitled to be paid before any distribution of assets to the common stock or junior preferred stock.

On April 30, 2012, a purported class action was filed entitled Marentes v. Impac Mortgage Holdings, Inc., alleging that certain loan modification activities of the Company constitute an unfair business practice, false advertising and marketing, and that the fees charged are improper. The complaint seeks unspecified damages, restitution, injunctive relief, attorney’s fees and prejudgment interest. On August 22, 2012, the plaintiff filed an amended complaint adding Impac Funding Corporation as a defendant and on October 2, 2012, the plaintiff dismissed Impac Mortgage Holdings, Inc., without prejudice. The trial was bifurcated with phase 1 scheduled to determine the proper measure of restitution, if the court later determines in phase 2 that any relief is proper, and phase 2 scheduled to determine whether the defendant is liable for any restitution and, if so, the actual calculation of restitution under the formula determined in phase 1.  The phase 1 trial was held on June 29, 2018, and the court agreed with the defendant and ruled that if liability is determined under phase 2, the proper measure of restitution is the time value of the fees paid by the plaintiffs from the time they were paid to the time the fees were lawfully collected by the defendant.

On November 1, 2016, a qui tam action was filed under seal entitled United States of America ex rel Jeremy Calva, et al. v. Impac Secured Assets Corp., et al.  The matter was unsealed on November 3, 2017.  The complaint alleged the defendants violated the False Claims Act by misrepresenting loan delinquency rates for loans deposited into certain securitization trusts, not notifying the trustee of certain trusts that delinquent loans were deposited into the trusts, not notifying anyone that Company affiliates were the originator of most loans as well as the sponsor, depositor, issuer, and master servicer of certain trusts, causing government entities to buy bonds in those trusts.  The court granted the defendants’ motion to dismiss the complaint on June 20, 2018.

On April 20, 2017, a purported class action was filed in the United States District Court, Central District of California, entitled Nguyen v. Impac Mortgage Corp. dba CashCall Mortgage et al.   The plaintiffs contend the defendants did not pay purported class members overtime compensation or provide meal and rest breaks, as required by law.   The action seeks to invalidate any waiver signed by a purported class member of their right to bring a class action and seeks damages, restitution, penalties, attorney’s fees, interest, and an injunction against unfair, deceptive, and unlawful activities.  The defendants have filed a motion to compel arbitration of the claims.

In 2012, 2013, and 2014, the Company received letters from Deutsche Bank seeking indemnification related to mortgage backed securities bonds issued, originated or sold by ISAC, IFC, IMH Assets Corp. and the Company, arising from cases filed against Deutsche Bank in New York.  In July 2018, the Company received an additional indemnification notice from Deutsche Bank as a result of a case filed against Deutsche Bank in Orange County Superior Court in 2016, entitled BlackRock Balanced Capital Portfolio (FI) et al. v. Deutsche Bank.

In 2001, Baker, et al. v. Century Financial Group, et al., was filed in the Circuit Court of Clay County, Missouri, as a putative class action against the Company, Century Financial, and others claiming violations of Missouri's Second Mortgage Loan Act. Plaintiffs seek on behalf of themselves and the members of the putative class, among other things, disgorgement or restitution of all allegedly improperly-collected charges, the right to rescind all affected loan transactions, the right to offset any finance charges, closing costs, points or other loan fees paid against the principal amounts due on the loans if rescinded, actual and punitive damages, and attorneys' fees. In April 2018, the court of appeals reversed the lower court’s dismissal of the case on statute of limitations grounds.  In July 2018, the defendants filed a petition for Missouri’s Supreme Court to review the court of appeal’s decision.

In July 2018, the Company received a letter from a former employee addressed to the California Labor & Workforce Development Agency alleging the Company violated various California Labor Code provisions, including, but not limited to, not paying employees for all time worked, including overtime, not providing meal and rest breaks, and not providing accurate wage statements.  The letter requested to be notified if the Agency intended to investigate the matter and, if not, the former employee would pursue penalties under the Private Attorneys General Act on behalf of aggrieved employees.

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

The following table summarizes the repurchase reserve activity, within other liabilities on the consolidated balance sheets, related to previously sold loans for the six months ended June 30, 2018 and year ended December 31, 2017:

	June 30,	December 31,
	2018	2017
Beginning balance	$6,020	$5,408
Provision for repurchases	1,594	1,557
Settlements	(1,419)	(945)
Total repurchase reserve	$6,195	$6,020

Short-Term Loan Commitments

The Company uses a portion of its warehouse borrowing capacity to provide secured short-term revolving financing to small and medium-size mortgage originators to finance mortgage loans from the closing of the mortgage loans until sold to investors (Finance Receivables). As of June 30, 2018, the warehouse lending operations had warehouse lines to non-affiliated customers for borrowings up to $112.0 million, of which there was an outstanding balance of $37.2 million in finance receivables compared to $41.8 million as of December 31, 2017. The finance receivables are generally secured by residential mortgage loans as well as personal guarantees.

Commitments to Extend Credit

The Company enters into IRLCs with prospective borrowers whereby the Company commits to lend a certain loan amount under specific terms and interest rates to the borrower. These loan commitments are treated as derivatives and are carried at fair value. See Note 7. — Fair Value of Financial Instruments for more information.

Note 12.—Equity and Share Based Payments

Redeemable Preferred Stock

At December 31, 2017, the Company had outstanding $51.8 million liquidation preference of Series B and Series C Preferred Stock. The holders of each series of Preferred Stock, which are non‑voting and redeemable at the option of the Company, retain the right to a $25.00 per share liquidation preference in the event of a liquidation of the Company and the right to receive dividends on the Preferred Stock if any such dividends are declared.

As disclosed previously within Note 11.—Commitments and Contingencies, on July 16, 2018, the court entered its Judgement Order and Memorandum Opinion on the matter entitled Timm, v. Impac Mortgage Holdings, Inc., a purported class action purportedly on behalf of holders of the Company’s 9.375% Series B Cumulative Redeemable Preferred Stock (Preferred B) and 9.125% Series C Cumulative Redeemable Preferred Stock (Preferred C).  The judgment declared (among other items disclosed in Note 11) that two-thirds of the Preferred B holders were required to approve the 2009 amendments to the Preferred B Articles Supplementary, which was not obtained, rendering the 2009 amendments to the Preferred B Articles Supplementary invalid and leaving the 2004 Preferred B Articles Supplementary in effect.  As a result of the Judgement Order, all rights of the Preferred B holders under the 2004 Articles are deemed reinstated. Subject to an appeal, the Company has cumulative undeclared dividends in arrears of approximately $13.6 million, or approximately $20.51 per outstanding share of Preferred B, increasing the liquidation value to approximately $45.51 per share. Additionally, every quarter the cumulative undeclared dividends in arrears will increase by $0.5859 per share, or approximately $390 thousand.  The liquidation preference, inclusive of the cumulative undeclared dividends in arrears, is only payable upon voluntary or involuntary liquidation, dissolution or winding up of the Company’s affairs.

Share Based Payments

The following table summarizes activity, pricing and other information for the Company’s stock options for the six months ended June 30, 2018:

		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at December 31, 2017	1,582,754	$13.61
Options granted	30,000	8.85
Options exercised	(76,713)	4.17
Options forfeited/cancelled	(209,380)	15.93
Options outstanding at June 30, 2018	1,326,661	13.69
Options exercisable at June 30, 2018	811,834	$12.63

As of June 30, 2018, there was approximately $1.8 million of total unrecognized compensation cost related to stock option compensation arrangements granted under the plan, net of estimated forfeitures. That cost is expected to be recognized over the remaining weighted average period of 1.7 years.

The following table summarizes activity, pricing and other information for the Company’s deferred stock units (DSU’s), also referred to as deferred stock units as the issuance of the stock is deferred until termination of service, for the six months ended  June 30, 2018:

Weighted-
Average
	Number of	Grant Date
	Shares	Fair Value
DSU's outstanding at December 31, 2017	100,750	$10.41
DSU’s granted	—	—
DSU’s exercised	—	—
DSU’s forfeited/cancelled	—	—
DSU’s outstanding at June 30, 2018	100,750	$10.41

As of June 30, 2018, there was approximately $179 thousand of total unrecognized compensation cost related to the DSU compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of 2.0 years.

Note 13.—Subsequent Events

On July 17, 2018, the stockholders of the Company approved an amendment to the Company’s 2010 Omnibus Incentive Plan, as amended (the “Plan”), increasing the number of shares available under the Plan by 300,000 shares. Awards under the Plan may include incentive stock options, nonqualified stock options, stock appreciation rights, restricted shares of common stock, restricted stock units, performance share or unit awards, other stock-based awards and cash-based incentive awards. The increase in shares available under the Plan is designed to enhance the Company's flexibility in granting stock options and other awards to officers, employees, non-employee directors and other key persons and to ensure that the Company can continue to grant stock options and other awards to such persons at levels determined to be appropriate by the Company’s compensation committee.

Effective August 7, 2018, the Board of Directors appointed George A. Mangiaracina as Chief Executive Officer of the Company.  Mr. Mangiaracina also serves as President, to which he was appointed on March 14, 2018.

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

Forward-Looking Statements

This report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, some of which are based on various assumptions and events that are beyond our control, may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “likely,” “should,” “could,” “seem to,” “anticipate,” “plan,” “intend,” “project,” “assume,” or similar terms or variations on those terms or the negative of those terms. The forward-looking statements are based on current management expectations. Actual results may differ materially as a result of several factors, including, but not limited to the following: successful development, marketing, sale and financing of new mortgage products, including expansion of non-Qualified Mortgage originations and government loan programs; inability to successfully reduce prepayment on our mortgage loans; ability to successfully diversify our loan products; decrease in our mortgage servicing portfolio; ability to increase our market share and geographic footprint in the various residential mortgage businesses; ability to manage and sell MSRs as needed;  ability to successfully sell loans to third-party investors; volatility in the mortgage industry; unexpected interest rate fluctuations and margin compression; our ability to manage personnel expenses in relation to mortgage production levels; our ability to successfully use warehousing capacity; increased competition in the mortgage lending industry by larger or more efficient companies; issues and system risks related to our technology; ability to successfully create cost and product efficiencies through new technology; more than expected increases in default rates or loss severities and mortgage related losses; ability to obtain additional financing, through lending and repurchase facilities, debt or equity funding, strategic relationships or otherwise; the terms of any financing, whether debt or equity, that we do obtain and our expected use of proceeds from any financing; increase in loan repurchase requests and ability to adequately settle repurchase obligations; failure to create brand awareness; the outcome, including any settlements, of litigation or regulatory actions pending against us or other legal contingencies; and our compliance with applicable local, state and federal laws and regulations and other general market and economic conditions.

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

Discussion and Analysis of Financial Condition and Results of Operations that is the most relevant to our financial information.

Selected Financial Results

	For the Three Months Ended			For the Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2018	2018	2017	2018	2017
Revenues:
Gain on sale of loans, net	$18,741	$21,482	$36,806	$40,223	$74,126
Servicing fees, net	9,861	9,463	7,764	19,324	15,083
Gain (loss) on mortgage servicing rights, net	167	7,705	(6,669)	7,872	(7,646)
Real estate services fees, net	1,038	1,385	1,504	2,423	3,137
Other	116	90	228	207	275
Total revenues	29,923	40,125	39,633	70,049	84,975
Expenses:
Personnel expense	16,678	17,742	21,373	34,421	46,291
Business promotion	9,000	9,731	10,110	18,730	20,341
General, administrative and other	10,846	8,275	8,324	19,122	16,348
Intangible asset impairment	13,450	—	—	13,450	—
Goodwill impairment	74,662	—	—	74,662	—
Accretion of contingent consideration	—	—	707	—	1,552
Change in fair value of contingent consideration	—	—	(6,793)	—	(6,254)
Total expenses	124,636	35,748	33,721	160,385	78,278
Operating (loss) income :	(94,713)	4,377	5,912	(90,336)	6,697
Other income (expense):
Net interest income	546	1,020	1,098	1,567	1,543
Loss on extinguishment of debt	—	—	(1,265)	—	(1,265)
Change in fair value of long-term debt	258	1,224	(265)	1,481	(2,761)
Change in fair value of net trust assets	217	(2,138)	2,005	(1,921)	8,324
Total other income	1,021	106	1,573	1,127	5,841
Net (loss) earnings before income taxes	(93,692)	4,483	7,485	(89,209)	12,538
Income tax expense	3,706	610	1,045	4,316	1,471
Net (loss) earnings	$(97,398)	$3,873	$6,440	$(93,525)	$11,067
Other comprehensive (loss) earnings:
Change in fair value of instrument specific credit risk	(526)	(1,440)	—	(1,965)	—
Total comprehensive (loss) earnings	$(97,924)	$2,433	$6,440	$(95,490)	$11,067

Diluted weighted average common shares	20,964	21,102	21,258	20,958	19,377
Diluted (loss) earnings per share	$(4.65)	$0.18	$0.32	$(4.46)	$0.62

Status of Operations

Summary Highlights

•	Mortgage servicing portfolio was flat at $16.8 billion at June 30, 2018 and March 31, 2018 as compared to $14.7 billion at June 30, 2017.
•

Servicing fees, net increased to $9.9 million for the three months ended June 30, 2018 from $9.5 million for the three months ended March 31, 2018 and $7.8 million for the three months ended June 30, 2017.

•	NonQM mortgage origination volumes increased to $306.1 million in the second quarter of 2018 from $248.2 million in the first quarter of 2018 and $232.5 million in the second quarter of 2017.
•	Mortgage servicing rights (MSRs) increased to $180.7 million at June 30, 2018 as compared to $174.1 million at March 31, 2018 and $152.3 million at June 30, 2017.

For the second quarter of 2018, we reported net loss of $97.4 million, or $4.65 per diluted common share, as compared to net earnings of $6.4 million, or $0.32 per diluted common share, for the second quarter of 2017.  For the six months ended June 30, 2018, we reported net loss of $93.5 million, or $4.46 per diluted common share, as compared to net earnings of $11.1 million, or $0.62 per diluted common share, for the six months ended June 30, 2017.

Net (loss) earnings as well as adjusted operating (loss) income for the second quarter of 2018 decreased due to a decline in revenue from gain on sale of loans, net as a result of a decrease in origination volumes as well as a reduction in margins.  Gain on sale margins decreased by 24 basis point (bps) to 181 bps in the second quarter of 2018, as compared to 205 bps in the second quarter of 2017 reflecting margin compression resulting from the historically low interest rate environment, in which the Company was able to generate significantly larger volume with wide gain on sale margins.  Additionally, as a result of the continued downward pressure in the mortgage origination market causing further compression of margins and declines in volume, combined with a shift in the consumer direct strategy implemented by our new management team, we recorded an $88.1 million impairment charge related to $13.4 million in intangible asset impairment and $74.7 million in goodwill impairment during the second quarter of 2018, as further described below.

Net (loss) earnings include fair value adjustments for changes in the contingent consideration (which ended in December 2017), long-term debt and net trust assets as well as impairment charges for intangible assets and goodwill. The contingent consideration and impairment charges are related to the CashCall Mortgage (CCM) acquisition transaction, while the other fair value adjustments are related to our legacy portfolio. These fair value adjustments and impairment charges are non-cash items which management believes should be excluded when discussing our ongoing and future operations.

Adjusted operating income (loss), excluding the changes in contingent consideration and impairment charges (adjusted operating income (loss)) is not considered an accounting principle generally accepted in the United States of America (non-GAAP) financial measurement; see the discussion and reconciliation on non-GAAP financial measures below.

We calculate adjusted operating (loss) income and adjusted operating (loss) income per share excluding changes in contingent consideration and impairment charges as performance measures, which are considered non-GAAP financial measures, to further aid our investors in understanding and analyzing our core operating results and comparing them among periods. Adjusted operating (loss) income and adjusted operating (loss) income per share excluding changes in contingent consideration and impairment charges exclude certain items that we do not consider part of our core operating results. These non-GAAP financial measures are not intended to be considered in isolation or as a substitute for net (loss) earnings before income taxes, net (loss) earnings or diluted (loss) earnings per share (EPS) prepared in accordance with GAAP.

For the second quarter of 2018, adjusted operating (loss) income was a loss of $6.6 million, or $0.31 per diluted common share, as compared to a loss of $174 thousand, or $0.01 per diluted common share, for the second quarter of 2017.  For the six months ended June 30, 2018, adjusted operating (loss) income was a loss of  $2.2 million, or $0.11 per diluted common share, as compared to income of $2.0 million, or $0.10 per diluted common share, for the six months ended June 30, 2017.  The table below shows a reconciliation of operating (loss) income to adjusted operating (loss) income:

	For the Three Months Ended			For the Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2018	2018	2017	2018	2017
Net (loss) earnings:	$(97,398)	$3,873	$6,440	$(93,525)	$11,067
Total other income	(1,021)	(106)	(1,573)	(1,127)	(5,841)
Income tax expense	3,706	610	1,045	4,316	1,471
Operating (loss) income:	$(94,713)	$4,377	$5,912	$(90,336)	$6,697
Intangible asset impairment	13,450	—	—	13,450	—
Goodwill impairment	74,662	—	—	74,662	—
Accretion of contingent consideration	—	—	707	—	1,552
Change in fair value of contingent consideration	—	—	(6,793)	—	(6,254)
Adjusted operating (loss) income	$(6,601)	$4,377	$(174)	$(2,224)	$1,995

Diluted weighted average common shares	20,964	21,102	21,258	20,958	19,377
Diluted adjusted operating (loss) income per share	$(0.31)	$0.21	$(0.01)	$(0.11)	$0.10

Diluted (loss) earnings per share	$(4.65)	$0.18	$0.32	$(4.46)	$0.62
Adjustments:
Total other income (1)	(0.05)	(0.01)	(0.09)	(0.05)	(0.36)
Income tax expense	0.19	0.04	0.05	0.20	0.08
Intangible asset impairment	0.64	—	—	0.64	—
Goodwill impairment	3.56	—	—	3.56	—
Accretion of contingent consideration	—	—	0.03	—	0.08
Change in fair value of contingent consideration	—	—	(0.32)	—	(0.32)
Diluted adjusted operating (loss) income per share	$(0.31)	$0.21	$(0.01)	$(0.11)	$0.10

(1)

Except for when anti-dilutive, convertible debt interest expense, net of tax, is included for calculating diluted earnings per share (EPS) and is excluded for purposes of reconciling GAAP diluted EPS to non-GAAP diluted adjusted operating income (loss) per share.

Originations

	For the Three Months Ended
	June 30,	March 31,	%	June 30,	%
(in millions)	2018	2018	Change	2017	Change
Retail	$459.9	$631.1	(27)%	$1,186.8	(61)%
Correspondent	374.9	479.6	(22)	305.8	23
Wholesale	199.4	209.4	(5)	301.0	(34)
Total originations	$1,034.2	$1,320.1	(22)%	$1,793.6	(42)%

During the second quarter of 2018, total originations decreased 22% to $1.0 billion as compared to $1.3 billion in the first quarter of 2018 and decreased 42% as compared to $1.8 billion in the second quarter of 2017.  The decrease in originations from the first quarter of 2018 and second quarter of 2017 was a result of higher interest rates.  From January 2017 through the second quarter of 2018, interest rates have increased significantly from the historically low interest rate environment the previous years, causing a sharp drop in refinance volume which has been the predominance of our retail originations.

Our loan products primarily include conventional loans eligible for sale to Fannie Mae and Freddie Mac, loans eligible for government insurance (government loans) by the Federal Housing Administration (FHA), Veterans Affairs (VA), United States Department of Agriculture (USDA) and also NonQM mortgages.

Originations by Loan Type:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Conventional	$302.4	$1,079.3	$822.5	$2,046.6
Government (1)	425.7	481.8	977.5	910.2
NonQM	306.1	232.5	554.3	416.8
Total originations	$1,034.2	$1,793.6	$2,354.3	$3,373.6

(1)	Includes all government-insured loans including FHA, VA and USDA.

During the second quarter of 2018, the origination volume of NonQM loans increased to $306.1 million, as compared to $248.2 million in the first quarter of 2018 and $232.5 million in the second quarter of 2017.   In the second quarter of 2018, the retail channel accounted for 25% of NonQM originations while the wholesale and correspondent channels accounted for 75% of NonQM production.  In the first quarter of 2018, the retail channel accounted for 23% of NonQM originations, while the wholesale and correspondent channels accounted for 77% of NonQM production. The NonQM loans originated since 2016 have all been sold on a servicing released basis.

We continue to believe there is an underserved mortgage market for borrowers with good credit who may not meet the qualified mortgage (QM) guidelines set out by the Consumer Financial Protection Bureau (CFPB). NonQM borrowers generally have a good credit history but income documentation that does not allow them to qualify for an agency loan, such as a self-employed borrower. We have established strict lending guidelines, including determining the prospective borrowers’ ability to repay the mortgage, which we believe will keep delinquencies and foreclosures at acceptable levels. We continue to refine our guidelines to expand our reach to the underserved market of credit worthy borrowers who can fully document and substantiate an ability to repay mortgage loans, but unable to obtain financing through traditional programs (QM loans).

We have established investor relationships for these products that provide us with an exit strategy for these nonconforming loans.  In the second quarter of  2018, our NonQM origination volume was $306.1 million with an average FICO of 721 and a weighted average LTV of 67%.

Originations by Purpose:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(in millions)	2018	%	2017	%	2018	%	2017	%
Refinance	$660.0	64%	$1,349.7	75%	$1,538.4	65%	$2,594.1	77%
Purchase	374.2	36	443.9	25	815.9	35	779.5	23
Total originations	$1,034.2	100%	$1,793.6	100%	$2,354.3	100%	$3,373.6	100%

During the second quarter of 2018, refinance volume decreased approximately 51% to $660.0 million as compared to $1.3 billion in the second quarter of 2017 as a result of rising interest rates in 2017 and continuing through the second quarter of 2018.  Despite the 42% decrease in origination volumes during the second quarter of 2018, purchase money transactions only decreased 16% to $374.2 million as compared to $443.9 million in the second quarter of 2017.

Mortgage servicing portfolio

	June 30,	March 31,	%	June 30,	%
(in millions)	2018	2018	Change	2017	Change
Mortgage servicing portfolio	$16,786.1	$16,751.8	0.2%	$14,667.9	14%

The mortgage servicing portfolio remained flat at  $16.8 billion at June 30, 2018 as compared to March 31, 2018 but increased from  $14.7 billion at June 30, 2017.  During 2018, we have continued with our strategy of selectively growing the mortgage servicing portfolio although we have also increased whole loan sales on a servicing released basis to investors. During the three months ended June 30, 2018, the mortgage servicing portfolio increased due to servicing retained loan sales of $592.8 million in unpaid principal balance (UPB), which were slightly offset by prepayments and principal amortization from the servicing portfolio.  The servicing portfolio generated net servicing income of $9.9 million in the second quarter of 2018, a 27% increase over the net servicing fees of $7.8 million in the second quarter of 2017.  Delinquencies within the servicing portfolio have remained low at 0.81% for 60+ days delinquent as of June 30, 2018 and December 31, 2017.  With the acquisition of MSRs in the second quarter of 2017, we added Specialized Loan Servicing LLC as a subservicer in addition to our current subservicer LoanCare, LLC.

The following table includes information about our mortgage servicing portfolio:

	At June 30,	% 60+ days	At December 31,	% 60+ days
(in millions)	2018	delinquent (1)	2017	delinquent (1)
Fannie Mae	$7,026.2	0.24%	$7,518.2	0.32%
Freddie Mac	6,151.3	0.17	5,975.3	0.29
Ginnie Mae	3,606.7	2.76	2,834.7	2.90
Other	1.9	16.67	1.9	16.67
Total servicing portfolio	$16,786.1	0.81%	$16,330.1	0.81%

(1)	Based on loan count.

At June 30, 2018, our warehouse borrowing capacity was  $985.0 million. In addition to funding our mortgage loan originations, we also used a portion of our warehouse borrowing capacity to provide re‑warehouse facilities to our customers, correspondent sellers and other small mortgage banking companies represented as finance receivables on the consolidated balance sheets. The outstanding balance of finance receivables decreased to $37.2 million at June 30, 2018 as compared to $41.8 million at December 31, 2017.  The warehouse lending division funding volumes increased to $184.6 million during the second quarter of 2018 as compared to $165.7 million for the first quarter of 2018 but decreased from $251.0 million for the second quarter of 2017.

For the second quarter of 2018, real estate services fees were $1.0 million as compared to $1.4 million in the first quarter of 2018 and $1.5 million in the second quarter of 2017.  Most of our real estate services business is generated from our long-term mortgage portfolio, as the long‑term mortgage portfolio continues to decline, we expect real estate services and the related revenues to decline.

In our long-term mortgage portfolio, the residual interests generated cash flows of $1.9 million in the second quarter of 2018 as compared to $1.8 million in the first quarter of 2018 and $3.1 million in the second quarter of 2017.  The estimated fair value of the net residual interests increased $180 thousand in the second quarter of 2018 to $15.8 million at June 30, 2018, as a result of an improvement in performance from certain trusts.

For additional information regarding the long-term mortgage portfolio refer to Financial Condition and Results of Operations below.

Liquidity and Capital Resources

During the six months ended  June 30, 2018, we funded our operations primarily from mortgage lending revenues and to a lesser extent real estate services fees and cash flows from our residual interests in securitizations.  Mortgage lending revenues  include gains on sale of loans, net, and other mortgage related income, and real estate services fees including portfolio loss mitigation fees primarily generated from our long-term mortgage portfolio.   Additionally, we funded mortgage loan originations using warehouse facilities which are repaid once the loan is sold.  We may continue to manage our capital through the financing or sale of mortgage servicing rights.  We may also seek to raise capital by issuing debt or equity.

In February 2018, IMC (Borrower), amended the Line of Credit Promissory Note (FHLMC and GNMA Financing) originally entered into in August 2017, increasing the maximum borrowing capacity of the revolving line of credit to $50.0 million and extending the term to January 31, 2019.  In May 2018, the Line of Credit was further amended increasing the maximum borrowing capacity of the revolving line of credit to $60.0 million, increasing the borrowing capacity up to 60% of the fair market value of the pledged mortgage servicing rights and reducing the interest rate per annum to one-month

LIBOR plus 3.0%.  As part of the May 2018 amendment, the obligations under the Line of Credit are secured by FHLMC and GNMA pledged mortgage servicing rights (subject to an acknowledge agreement) and is guaranteed by Integrated Real Estate Services, Corp.  At June 30, 2018,  $32.5 million was outstanding under the FHLMC and GNMA Financing and was secured by $67.8 million of mortgage servicing rights.

In February 2017, IMC (Borrower) entered into a Loan and Security Agreement (Agreement) with a lender providing for a revolving loan commitment of $40.0 million for a period of two years (Fannie Mae Financing).  The Borrower is able to borrow up to 55% of the fair market value of Fannie Mae pledged servicing rights.  Upon the two year anniversary of the Agreement, any amounts outstanding will automatically be converted into a term loan due and payable in full on the one year anniversary of the conversion date.  Interest payments are payable monthly and accrue interest at the rate per annum equal to one-month LIBOR plus 4.0%.   The balance of the obligation may be prepaid at any time.  At June 30, 2018,  $29.5 million was outstanding under the Fannie Mae Financing and was secured by $71.7 million of mortgage servicing rights.

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

It is important for us to sell or securitize the loans we originate and, when doing so, maintain the option to also sell the related MSRs associated with these loans.  Some investors have raised concerns about the high prepayment speeds of our loans generated through our CCM channel and this has resulted and could further result in adverse pricing or delays in our ability to sell or securitize loans and related MSRs on a timely and profitable basis.  During the fourth quarter of 2017, Fannie Mae sufficiently limited the manner and volume for our deliveries of eligible loans such that we elected to cease deliveries to them and we expanded our whole loan investor base for these loans.  During the first two quarters of 2018, we completed servicing released loan sales to these whole loan investors and expect to continue to utilize these alternative exit strategies for Fannie Mae eligible loans.  We continue to take steps to manage our prepayment speeds to be more consistent with our industry comparables and to reestablish the full confidence and delivery mechanisms to our investor base. We remain an approved Seller and Servicer with Fannie Mae and Freddie Mac.

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

Financial Condition and Results of Operations

Financial Condition

As of June 30, 2018 compared to December 31, 2017

The following table shows the condensed consolidated balance sheets for the following periods:

	June 30,	December 31,	Increase	%
	2018	2017	(Decrease)	Change
ASSETS
Cash	$32,960	$33,223	$(263)	(1)%
Restricted cash	4,606	5,876	(1,270)	(22)
Mortgage loans held-for-sale	481,291	568,781	(87,490)	(15)
Finance receivables	37,215	41,777	(4,562)	(11)
Mortgage servicing rights	180,733	154,405	26,328	17
Securitized mortgage trust assets	3,409,477	3,670,550	(261,073)	(7)
Goodwill	29,925	104,587	(74,662)	(71)
Intangibles, net	6,033	21,582	(15,549)	(72)
Loans eligible for repurchase from Ginnie Mae	60,488	47,697	12,791	27
Other assets	23,494	33,222	(9,728)	(29)
Total assets	$4,266,222	$4,681,700	$(415,478)	(9)%
LIABILITIES & EQUITY
Warehouse borrowings	$482,546	$575,363	$(92,817)	(16)%
MSR financings	62,000	35,133	26,867	76
Convertible notes	24,979	24,974	5	0
Contingent consideration	—	554	(554)	(100)
Long-term debt (Par value; $62,000)	45,787	44,982	805	2
Securitized mortgage trust liabilities	3,393,721	3,653,265	(259,544)	(7)
Liability for loans eligible for repurchase from Ginnie Mae	60,488	47,697	12,791	27
Repurchase reserve	6,195	6,020	175	3
Other liabilities	27,757	28,565	(808)	(3)
Total liabilities	4,103,473	4,416,553	(313,080)	(7)
Total equity	162,749	265,147	(102,398)	(39)
Total liabilities and stockholders’ equity	$4,266,222	$4,681,700	$(415,478)	(9)%

Book value per share	$7.74	12.66	$(4.92)	(39)%
Tangible Book value per share	$6.03	6.43	$(0.40)	(6)%

At June 30, 2018, cash decreased $0.3 million from $33.2 million at December 31, 2017.  Cash balances decreased primarily due to the payment of operating expenses, $765 thousand increase in warehouse haircuts (difference between loan balance funded and amount advanced by warehouse lender) associated with the increase in mortgage loans held-for-sale (LHFS) and a $554 thousand earn-out payment to CashCall Inc. based upon CCM earnings for the fourth quarter of 2017. Partially offsetting the decrease in cash was $26.9 million in net borrowings under the MSR financing facilities and $3.6 million in residual cash flows.

LHFS decreased $87.5 million to $481.3 million at June 30, 2018 as compared to $568.8 million at December 31, 2017. The decrease was due to $2.4 billion in originations during the first six months of 2018 partially offset by $2.4 billion in loan sales. As a normal course of our origination and sales cycle, loans held-for-sale at the end of any period are generally sold within one or two subsequent months.

Finance receivables decreased $4.6 million to $37.2 million at June 30, 2018 as compared to $41.8 million at December 31, 2017. The decrease was primarily due to $350.0 million in fundings offset by $354.8 million in settlements during the six months ended June 30, 2018.

MSRs increased $26.3 million to $180.7 million at June 30, 2018 as compared to $154.4 million at December 31, 2017. The increase was due to servicing retained loan sales of $1.6 billion in UPB as well as a mark-to-market increase in fair value of $9.6 million.  At June 30, 2018, we serviced $16.8 billion in UPB for others as compared to $16.3 billion at December 31, 2017.

As part of the CCM acquisition, we recorded goodwill of $104.6 million, which is evaluated on a quarterly basis for impairment.  Prior to the fourth quarter of 2017, the estimated fair value of CCM substantially exceeded its carrying value.  As of December 31, 2017 and March 31, 2018, we performed goodwill impairment evaluations for this reporting unit and determined that there was no impairment.     As previously disclosed in our quarterly and annual reports, CCM has continued to experience declines in mortgage refinancing originations and margin compression, primarily a result of sustained increases in market interest rates from a historically low interest rate environment. In addition, the business model of CCM has led to additional margin compression through adverse demand from investors, as a result of the borrowers propensity to refinance.  The CCM brand has also experienced a material loss in value resulting from 1) the aforementioned adverse treatment from capital market participants for loans produced by the reporting unit, 2) consumer uncertainty due to the use of a similar brand name by an unaffiliated financial services company and 3) substantial deterioration in brand awareness.  In light of these developments, a significant reduction in the anticipated future cash flows and estimated fair value for this reporting unit has occurred.  The Company has shifted the consumer direct strategy and long-term business plans for CCM due to changing conditions.    Using this updated information, we performed an impairment test to evaluate the CCM goodwill and intangible assets for impairment.  The Company compared the fair value of its net assets, using three methodologies (two income approaches and one market approach), to the carrying value and determined that its goodwill was impaired.    As a result, we recorded an impairment charge of $74.7 million related to goodwill and $13.4  million related to intangible assets during the quarter ended June 30, 2018.    If actual results continue to deteriorate, it is possible that an assessment of the estimated fair value of CCM will not exceed its carrying value in the future, in which case further impairment of goodwill will be recorded.    Despite this shift in strategy, the consumer direct channel will remain an integral component of the Company’s balanced channel distribution capabilities going forward. ”See Note 4.-Goodwill and Intangible Assets of the “Notes to Consolidated Financial Statements” for additional information.

Warehouse borrowings decreased $92.8 million to $482.5 million at June 30, 2018 as compared to $575.4 million at December 31, 2017. The decrease was due to a decrease in LHFS at June 30, 2018. We increased our total borrowing capacity to $985.0 million from $960.0 million at December 31, 2017.

We have separate Agreements with two lenders providing for MSR financing facilities of up to $60.0 million and $40.0 million.  The $60.0 million facility allows us to borrow up to 60% of the fair market value of Freddie Mac and Ginnie Mae (subject to an acknowledgment agreement) pledged mortgage servicing rights. The $40.0 million facility allows us to borrow up to 55% of the fair market value of Fannie Mae pledged mortgage servicing rights.  At June 30, 2018, the balance outstanding on the Freddie Mac/Ginnie Mae and Fannie Mae facilities was $32.5 million and $29.5 million, respectively.

  The changes in total assets and liabilities, at fair market value, are primarily attributable to decreases in our trust assets and trust liabilities as summarized below.

	June 30,	December 31,	Increase	%
	2018	2017	(Decrease)	Change
Securitized mortgage collateral	$3,401,037	$3,662,008	$(260,971)	(7)%
Other trust assets	8,440	8,542	(102)	(1)
Total trust assets	3,409,477	3,670,550	(261,073)	(7)

Securitized mortgage borrowings	$3,393,721	$3,653,265	$(259,544)	(7)%
Total trust liabilities	3,393,721	3,653,265	(259,544)	(7)
Residual interests in securitizations	$15,756	$17,285	$(1,529)	(9)%

We receive cash flows from our residual interests in securitizations to the extent they are available after required distributions to bondholders and maintaining specified overcollateralization levels and other specified parameters (such as maximum delinquency and cumulative default) within the trusts. The estimated fair value of the residual interests, represented by the difference in the fair value of total trust assets and total trust liabilities, was $15.8 million at June 30, 2018 as compared to $17.3 million at December 31, 2017.

We update our collateral assumptions quarterly based on recent delinquency, default, prepayment and loss experience. Additionally, we update the forward interest rates and investor yield (discount rate) assumptions based on information derived from market participants. During the six months ended June 30, 2018, actual losses were relatively flat and were in line with forecasted losses for the majority of trusts with residual value.  Principal payments and liquidations of securitized mortgage collateral and securitized mortgage borrowings also contributed to the reduction in trust assets and liabilities.  The decrease in residual fair value at June 30, 2018 was the result of an increase in forward LIBOR as well as residual cash flows received during the first six months of 2018.

•

The estimated fair value of securitized mortgage collateral decreased $261.0 million during the six months ended June 30, 2018, primarily due to reductions in principal from borrower payments and transfers of loans to Real Estate Owned (REO) for single-family and multi-family collateral. Additionally, other trust assets decreased $0.1 million during the six months ended June 30, 2018, primarily due to a decrease of $5.8 million in REO from liquidations and a $1.6 million decrease in the net realizable value (NRV) of REO.  Partially offsetting the decrease was an increase in REO from foreclosures of $5.7 million.

•

The estimated fair value of securitized mortgage borrowings decreased $259.5 million during the six months ended June 30, 2018, primarily due to reductions in principal balances from principal payments during the period for single-family and multi-family collateral as well as a decrease in loss assumptions.

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

The following table presents changes in the trust assets and trust liabilities for the six months ended June 30, 2018:

				TRUST LIABILITIES
	Level 3 Recurring Fair
	Value Measurement			Level 3 Recurring Fair
		NRV (1)		Value Measurement
	Securitized	Real		Securitized	Net
	mortgage	estate	Total trust	mortgage	trust
	collateral	owned	assets	borrowings	assets
Recorded book value at December 31, 2017	$3,662,008	$8,542	$3,670,550	$(3,653,265)	$17,285
Total gains/(losses) included in earnings:
Interest income	16,974	—	16,974	—	16,974
Interest expense	—	—	—	(37,197)	(37,197)
Change in FV of net trust assets, excluding REO (2)	(20,069)	—	(20,069)	17,545	(2,524)
Gains from REO – not at FV but at NRV (2)	—	603	603	—	603
Total gains (losses) included in earnings	(3,095)	603	(2,492)	(19,652)	(22,144)
Transfers in and/or out of level 3	—	—	—	—	—
Purchases, issuances and settlements	(257,876)	(705)	(258,581)	279,196	20,615
Recorded book value at June 30, 2018	$3,401,037	$8,440	$3,409,477	$(3,393,721)	$15,756

(1)	Accounted for at net realizable value.
(2)	Represents change in fair value of net trust assets, including trust REO (losses) gains in the consolidated statements of operations for the six months ended June 30, 2018.

Inclusive of gains from REO, total trust assets above reflect a net loss of $19.5 million for the six months ended June 30, 2018 as a result of a decrease in fair value from securitized mortgage collateral of $20.1 million partially offset by gains from REO of $603 thousand. Net gains on trust liabilities were $17.5 million from the decrease in fair value of securitized mortgage borrowings. As a result, non-interest income—net trust assets totaled a decrease of $1.9 million for the six months ended June 30, 2018.

The table below reflects the net trust assets as a percentage of total trust assets (residual interests in securitizations):

	June 30,	December 31,
	2018	2017
Net trust assets	$15,756	$17,285
Total trust assets	3,409,477	3,670,550
Net trust assets as a percentage of total trust assets	0.46%	0.47%

For the six months ended June 30, 2018, the estimated fair value of the net trust assets decreased slightly as a percentage of total trust assets. The decrease was primarily due to an increase in forward LIBOR as well as residual cash flows received.

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

The following tables present the estimated fair value of our residual interests, by securitization vintage year, and other related assumptions used to derive these values at June 30, 2018 and December 31, 2017:

	Estimated Fair Value of Residual			Estimated Fair Value of Residual
	Interests by Vintage Year at			Interests by Vintage Year at
	June 30, 2018			December 31, 2017
Origination Year	SF	MF	Total	SF	MF	Total
2002-2003 (1)	$8,900	$655	$9,555	$8,311	$663	$8,974
2004	2,067	982	3,049	2,041	970	3,011
2005	—	—	—	54	85	139
2006	—	3,152	3,152	—	5,161	5,161
Total	$10,967	$4,789	$15,756	$10,406	$6,879	$17,285
Weighted avg. prepayment rate	7.3%	8.2%	7.3%	8.0%	7.2%	7.9%
Weighted avg. discount rate	16.9	17.3	17.0	17.0	18.0	17.4

(1)	2002-2003 vintage year includes CMO 2007-A, since the majority of the mortgages collateralized in this securitization were originated during this period.

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

The table below reflects the estimated future credit losses and investor yield requirements for trust assets by product (SF and MF) and securitization vintage at June 30, 2018:

	Estimated Future			Investor Yield
	Losses (1)			Requirement (2)
	SF	MF		SF	MF
2002-2003	5%	*	(3)	6%	8%
2004	5	*	(3)	5	5
2005	10	*	(3)	5	4
2006	14	1		4	4
2007	9	*	(3)	6	4

(1)	Estimated future losses derived by dividing future projected losses by UPB at June 30, 2018.
(2)

Investor yield requirements represent our estimate of the yield third-party market participants would require to price our trust assets and liabilities given our prepayment, credit loss and forward interest rate assumptions.

(3)	Represents less than 1%.

Despite the increase in housing prices through June 30, 2018, housing prices in many parts of the country are still at levels which have significantly reduced or eliminated equity for loans originated after 2003. Future loss estimates are significantly higher for mortgage loans included in securitization vintages after 2005 which reflect severe home price deterioration and defaults experienced with mortgages originated during these periods.

Long-Term Mortgage Portfolio Credit Quality

We use the Mortgage Bankers Association (MBA) method to define delinquency as a contractually required payment being 30 or more days past due. We measure delinquencies from the date of the last payment due date in which a payment was received. Delinquencies for loans 60 days delinquent or greater, foreclosures and delinquent bankruptcies were $617.3 million or 15.5% of the long-term mortgage portfolio as of June 30, 2018 as compared to $821.8 million or 19.1% at December 31, 2017.

The following table summarizes the gross UPB of loans in our mortgage portfolio, included in securitized mortgage collateral, that were 60 or more days delinquent (utilizing the MBA method) as of the periods indicated:

	June 30,	Total	December 31,	Total
Securitized mortgage collateral	2018	Collateral	2017	Collateral
60 - 89 days delinquent	$92,492	2.3%	$112,188	2.6%
90 or more days delinquent	217,255	5.4	336,525	7.8
Foreclosures (1)	189,112	4.7	174,871	4.1
Delinquent bankruptcies (2)	118,422	3.0	198,212	4.6
Total 60 or more days delinquent	$617,281	15.5%	$821,796	19.1%
Total collateral	$3,992,027	100.0%	$4,301,316	100.0%

(1)	Represents properties in the process of foreclosure.
(2)	Represents bankruptcies that are 30 days or more delinquent.

The following table summarizes the gross securitized mortgage collateral and REO at NRV, that were non-performing as of the dates indicated (excludes 60-89 days delinquent):

		Total		Total
	June 30,	Collateral	December 31,	Collateral
	2018	%	2017	%
90 or more days delinquent, foreclosures and delinquent bankruptcies	$524,789	13.1%	$709,608	16.5%
Real estate owned	8,440	0.2	8,542	0.2
Total non-performing assets	$533,229	13.3%	$718,150	16.7%

Non-performing assets consist of non-performing loans (mortgages that are 90 or more days delinquent, including loans in foreclosure and delinquent bankruptcies) plus REO. It is our policy to place a mortgage on nonaccrual status when it becomes 90 days delinquent and to reverse from revenue any accrued interest, except for interest income on securitized mortgage collateral when the scheduled payment is received from the servicer. The servicers are required to advance principal and interest on loans within the securitization trusts to the extent the advances are considered recoverable. IFC, a subsidiary of IMH and master servicer, may be required to advance funds, or in most cases cause the loan servicers to advance funds, to cover principal and interest payments not received from borrowers depending on the status of their mortgages. As of June 30, 2018, non-performing assets (UPB of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) as a percentage of the total collateral was 13.3%.  At December 31, 2017, non-performing assets to total collateral was 16.7%.  Non-performing assets decreased by approximately $184.9 million at June 30, 2018 as compared to December 31, 2017. At June 30, 2018, the estimated fair value of non-performing assets (representing the fair value of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) was $186.5 million or 4.4% of total assets. At December 31, 2017, the estimated fair value of non-performing assets was $212.7 million or 4.5% of total assets.

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

For the three and six months ended June 30, 2018 and 2017, we recorded a decrease of $1.6 million and an increase of $603 thousand in net realizable value of REO, respectively, compared to an increase of $4.2 million and $5.8 million for the comparable 2017 periods. Increases and write-downs of the net realizable value reflect increases or declines in value of the REO subsequent to foreclosure date, but prior to the date of sale.

The following table presents the balances of REO:

	June 30,	December 31,
	2018	2017
REO	$14,814	$15,519
Impairment (1)	(6,374)	(6,977)
Total	$8,440	$8,542

(1)	Impairment represents the cumulative write-downs of net realizable value subsequent to foreclosure.

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

Results of Operations

For the Three Months Ended June 30, 2018 compared to the Three Months Ended June 30, 2017

	For the Three Months Ended June 30,
			Increase	%
	2018	2017	(Decrease)	Change
Revenues	$29,923	$39,633	$(9,710)	(24)%
Expenses (1)	(124,636)	(33,721)	(90,915)	(270)
Net interest income	546	1,098	(552)	(50)
Loss on extinguishment of debt	—	(1,265)	1,265	100
Change in fair value of long-term debt	258	(265)	523	197
Change in fair value of net trust assets, including trust REO gains (losses)	217	2,005	(1,788)	(89)
Income tax expense	(3,706)	(1,045)	(2,661)	(255)
Net (loss) earnings	$(97,398)	$6,440	$(103,838)	(1612)%
(Loss) earnings per share available to common stockholders—basic	$(4.65)	$0.33	$(4.97)	(1528)%
(Loss) earnings per share available to common stockholders—diluted	$(4.65)	$0.32	$(4.97)	(1536)%

(1)	Includes changes in contingent consideration liability resulting in income of $6.8 million for the three months ended June 30, 2017.

For the Six Months Ended June 30, 2018 compared to the Six Months Ended June 30, 2017

	For the Six Months Ended June 30,
			Increase	%
	2018	2017	(Decrease)	Change
Revenues	$70,049	$84,975	$(14,926)	(18)%
Expenses (1)	(160,385)	(78,278)	(82,107)	(105)
Net interest income (expense)	1,567	1,543	24	2
Loss on extinguishment of debt	—	(1,265)	1,265	100
Change in fair value of long-term debt	1,481	(2,761)	4,242	154
Change in fair value of net trust assets, including trust REO gains (losses)	(1,921)	8,324	(10,245)	(123)
Income tax expense	(4,316)	(1,471)	(2,845)	(193)
Net (loss) earnings	$(93,525)	$11,067	$(104,592)	(945)%
(Loss) earnings per share available to common stockholders—basic	$(4.46)	$0.62	$(5.08)	(822)%
(Loss) earnings per share available to common stockholders—diluted	$(4.46)	$0.62	$(5.08)	(824)%

(1)	Includes changes in contingent consideration liability resulting in income of $6.3 million for the six months ended June 30, 2017.

Revenues

	For the Three Months Ended June 30,
			Increase	%
	2018	2017	(Decrease)	Change
Gain on sale of loans, net	$18,741	$36,806	$(18,065)	(49)%
Servicing fees, net	9,861	7,764	2,097	27
Gain (loss) on mortgage servicing rights, net	167	(6,669)	6,836	103
Real estate services fees, net	1,038	1,504	(466)	(31)
Other revenues	116	228	(112)	(49)
Total revenues	$29,923	$39,633	$(9,710)	(24)%

Gain on sale of loans, net.    For the three months ended June 30, 2018, gain on sale of loans, net totaled $18.7 million compared to $36.8 million in the comparable 2017 period. The $18.1 million decrease is primarily due to a $20.6 million decrease in premiums from the sale of mortgage loans,   a $6.5 million decrease in premiums from servicing retained loan sales, a  $4.8 million increase in mark-to-market loses on LHFS and a $1.1 million increase in provision for repurchases.  Partially offsetting the decrease in gain on sale of loans, net was a $9.5 million decrease in direct loan origination expenses and a $5.5 million increase in realized and unrealized net gains on derivative financial instruments.

The overall decrease in gain on sale of loans, net was primarily due to a 42% decrease in volume as well as a decrease in gain on sale margins.  For the three months ended June 30, 2018, we originated and sold $1.0 billion and $1.2 billion of loans, respectively, as compared to $1.8 billion and $1.6 billion of loans originated and sold, respectively, during the same period in 2017.  Margins decreased to approximately 181 bps for the three months ended June 30, 2018 as compared to 205 bps for the same period in 2017.   The primary drivers of margin compression were the increase in interest rates as compared to the second quarter of 2017 and an increase in direct origination expenses as a result of an increase in competition for volume as well as margin compression as a result of adverse demand from investors for CCM originations.

Servicing fees, net.  For the three months ended June 30, 2018, servicing fees, net were  $9.9 million compared to $7.8 million in the comparable 2017 period.  The increase in servicing fees, net was the result of the servicing portfolio increasing 20% to an average balance of $16.8 billion for the three months ended June 30, 2018 as compared to an average balance of $14.0 billion for the three months ended June 30, 2017.   The increase in the average balance of the servicing portfolio was part of our continued efforts during the past year to retain servicing.  During the three months ended June 30, 2018, we had $592.8 million in servicing retained loan sales.

Gain (loss) on mortgage servicing rights, net.

	For the Three Months Ended June 30,
			Increase	%
	2018	2017	(Decrease)	Change
Realized and unrealized (losses) gains from hedging instruments	$(226)	$739	$(965)	(131)%
Gain on sale of mortgage servicing rights	—	331	(331)	(100)
Changes in fair value:
Due to changes in valuation market rates, inputs or assumptions	7,580	(1,329)	8,909	670
Other changes in fair value:
Scheduled principal prepayments	(2,849)	(1,897)	(952)	(50)
Voluntary prepayments	(4,338)	(4,513)	175	4
Total changes in fair value	$393	$(7,739)	$8,132	105%

Gain (loss) on mortgage servicing rights, net	$167	$(6,669)	$6,836	103%

For the three months ended June 30, 2018, gain (loss) on MSRs, net was a gain of $167 thousand compared to a loss of $6.7 million in the comparable 2017 period. For the three months ended June 30, 2018, we recorded a $393 thousand gain from a change in fair value of MSRs primarily the result of mark-to-market changes related to an increase in interest rates resulting in a reduction in prepayment speeds partially offset by an increase in scheduled and voluntary prepayments.  Partially offsetting the gain was $226 thousand in realized and unrealized losses from hedging instruments related to MSRs.

Real estate services fees, net.  For the three months ended June 30, 2018, real estate services fees, net were $1.0 million compared to $1.5 million in the comparable 2017 period. The $466 thousand decrease was primarily the result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio as compared to 2017.

	For the Six Months Ended June 30,
			Increase	%
	2018	2017	(Decrease)	Change
Gain on sale of loans, net	$40,223	$74,126	$(33,903)	(46)%
Servicing fees, net	19,324	15,083	4,241	28
Gain (loss) on mortgage servicing rights, net	7,872	(7,646)	15,518	203
Real estate services fees, net	2,423	3,137	(714)	(23)
Other revenues	207	275	(68)	(25)
Total revenues	$70,049	$84,975	$(14,926)	(18)%

Gain on sale of loans, net.    For the six months ended June 30, 2018, gain on sale of loans, net totaled $40.2 million compared to $74.1 million in the comparable 2017 period. The $33.9 million decrease is primarily due to a $29.5 million decrease in premiums from the sale of mortgage loans,  an  $8.1 million decrease in premiums from servicing retained loan sales, a  $14.9 million increase in mark-to-market loses on LHFS and a $3.2 million increase in provision for repurchases.  Partially offsetting the decrease in gain on sale of loans, net was a $6.4 million decrease in direct loan origination expenses and a $15.4 million increase in realized and unrealized net gains on derivative financial instruments.

The overall decrease in gain on sale of loans, net was primarily due to a 30% decrease in volume as well as a decrease in gain on sale margins.  For the six months ended June 30, 2018, we originated and sold $2.4 billion of loans  as compared to $3.4 billion and $3.2 billion of loans originated and sold, respectively, during the same period in 2017.  Margins decreased to approximately 171 bps for the six months ended June 30, 2018 as compared to 220 bps for the same period in 2017.  The primary drivers of margin compression were the increase in interest rates since the end of the second quarter of 2017 and an increase in direct origination expenses as a result of an increase in competition for volume as well as margin compression as a result of adverse demand from investors for CCM originations.

Servicing fees, net.  For the six months ended June 30, 2018, servicing fees, net were  $19.3 million compared to $15.1 million in the comparable 2017 period.  The increase in servicing fees, net was the result of the servicing portfolio increasing 24% to an average balance of $16.7 billion for the six months ended June 30, 2018 as compared to an average balance of $13.5 billion for the six months ended June 30, 2017.   The increase in the average balance of the servicing portfolio was part of our continued efforts during the past year to retain servicing.  During the six months ended June 30, 2018 we had $1.6 billion in servicing retained loan sales.

Gain (loss) on mortgage servicing rights, net.

	For the Six Months Ended June 30,
			Increase	%
	2018	2017	(Decrease)	Change
Realized and unrealized (losses) gains from hedging instruments	$(1,700)	$1,297	$(2,997)	(231)%
Loss on sale of mortgage servicing rights	—	(82)	82	100
Changes in fair value:
Due to changes in valuation market rates, inputs or assumptions	23,779	1,779	22,000	1237
Other changes in fair value:
Scheduled principal prepayments	(5,958)	(3,602)	(2,356)	(65)
Voluntary prepayments	(8,249)	(7,038)	(1,211)	(17)
Total changes in fair value	$9,572	$(8,861)	$18,433	208%

Gain (loss) on mortgage servicing rights, net	$7,872	$(7,646)	$15,518	203%

For the six months ended June 30, 2018, gain (loss) on MSRs, net was a gain of $7.9 million compared to a loss of $7.7 million in the comparable 2017 period. For the six months ended June 30, 2018, we recorded a  $9.6 million gain from a change in fair value of MSRs primarily the result of mark-to-market changes related to an increase in interest rates resulting in a reduction in prepayment speeds partially offset by an increase in scheduled and voluntary prepayments.  Partially offsetting the gain was $1.7 million in realized and unrealized losses from hedging instruments related to MSRs.

Real estate services fees, net.  For the six months ended June 30, 2018, real estate services fees, net were $2.4 million compared to $3.1 million in the comparable 2017 period. The $714 thousand decrease was primarily the result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio as compared to 2017.

Expenses

	For the Three Months Ended June 30,
			Increase	%
	2018	2017	(Decrease)	Change
Personnel expense	$16,678	$21,373	$(4,695)	(22)%
Business promotion	9,000	10,110	(1,110)	(11)
General, administrative and other	10,846	8,324	2,522	30
Intangible asset impairment	13,450	—	13,450	n/a
Goodwill impairment	74,662	—	74,662	n/a
Accretion of contingent consideration	—	707	(707)	(100)
Change in fair value of contingent consideration	—	(6,793)	6,793	100
Total expenses	$124,636	$33,721	$90,915	270%

Total expenses were $124.6 million for the three months ended June 30, 2018, compared to $33.7 million for the comparable period of 2017.  Personnel expense decreased $4.7 million to $16.7 million for the three months ended June 30, 2018.  The decrease is primarily related to staff reductions in the first and second quarters of 2018 as well as a reduction in commission expense due to a decrease in loan originations.  As a result of the reduction in loan origination volumes, we continue to reduce overhead to more closely align staffing levels to origination volumes in the current economic environment. As a result of the staff reductions in the second quarter of 2018, average headcount decreased 21% for the second quarter of 2018 as compared to the same period in 2017.

Business promotion decreased 1.1 million to $9.0 million for the three months ended June 30, 2018.  During the second quarter of 2018, business promotion decreased as we have begun to shift the consumer direct marketing strategy to a digital medium which allows for a  more cost effective approach, increasing the ability to be more price and product competitive to more specific target geographies.

General, administrative and other expenses increased to $10.8 million for the three months ended June 30, 2018, compared to $8.3 million for the same period in 2017.  The increase was primarily related to a $3.0 million increase in legal and professional fees associated with defending litigation matters as well as a $210 thousand increase in data processing and a $115 thousand increase in occupancy expense.  Partially offsetting the increase was a $571 thousand decrease in other general and administrative expenses and a  $186 thousand decrease in premises and equipment expense.

As part of the CCM acquisition, we recorded goodwill of $104.6 million, which is evaluated on a quarterly basis for impairment.  Prior to the fourth quarter of 2017, the estimated fair value of CCM substantially exceeded its carrying value.  As of December 31, 2017 and March 31, 2018, the estimated fair value of CCM did not substantially exceed its carrying value.  As previously disclosed in our quarterly and annual reports, CCM has continued to experience declines in mortgage refinancing originations and margin compression, primarily a result of sustained increases in market interest rates from a historically low interest rate environment. In addition, the business model of CCM has led to additional margin compression through adverse demand from investors, as a result of the borrowers propensity to refinance.  The CCM brand has also experienced a material loss in value resulting from 1) the aforementioned adverse treatment from capital market participants for loans produced by the reporting unit, 2) consumer uncertainty due to the use of a similar brand name by an unaffiliated financial services company and 3) substantial deterioration in brand awareness.  In light of these developments, a significant reduction in the anticipated future cash flows and estimated fair value for this reporting unit has occurred.  The Company has shifted the consumer direct strategy and long-term business plans for CCM due to changing conditions.  As a result, we recorded an impairment charge of  $74.7 million related to goodwill and $13.4  million related to intangible assets during the quarter ended June 30, 2018.  We continue to record goodwill of $29.9 million, and intangible assets, net of $6.0 million.  Goodwill and intangible assets are evaluated on a quarterly basis for impairment while the intangible assets are amortized over the useful lives of the various intangible assets.   See Note 4.-Goodwill and Intangible Assets of the “Notes to Consolidated Financial Statements” for additional information.

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

	For the Six Months Ended June 30,
			Increase	%
	2018	2017	(Decrease)	Change
Personnel expense	$34,421	$46,291	$(11,870)	(26)%
Business promotion	18,730	20,341	(1,611)	(8)
General, administrative and other	19,122	16,348	2,774	17
Intangible asset impairment	13,450	—	13,450	n/a
Goodwill impairment	74,662	—	74,662	n/a
Accretion of contingent consideration	—	1,552	(1,552)	(100)
Change in fair value of contingent consideration	—	(6,254)	6,254	100
Total expenses	$160,385	$78,278	$82,107	105%

Total expenses were $160.4 million for the six months ended June 30, 2018, compared to $78.3 million for the comparable period of 2017.  Personnel expense decreased $11.9 million to $34.4 million for the six months ended June 30, 2018.  The decrease is primarily related to staff reduction in the first and second quarters  of 2018 as well as a reduction in commission expense due to a decrease in loan originations.  As a result of the reduction in loan origination volumes, we continue to reduce overhead to more closely align staffing levels to origination volumes in the current economic environment. As a result of the staff reductions in the first quarter of 2018, average headcount decreased 20% for the six months ended June 30, 2018 as compared to the same period in 2017.

Business promotion decreased $1.6 million to $18.7 million for the six months ended June 30, 2018.  During the first six months of 2018, business promotion decreased as we have begun to shift the consumer direct marketing strategy to a digital medium which allows for a  more cost effective approach, increasing the ability to be more price and product competitive to more specific target geographies.

General, administrative and other expenses increased to $19.1 million for the six months ended June 30, 2018, compared to $16.3 million for the same period in 2017.  The increase was primarily related to a $3.6 million increase in legal and professional fees associated with defending litigation matters as well as a $228 thousand increase in data processing.  Partially offsetting the increase was an  $687 thousand decrease in other general and administrative expenses and a  $319 thousand decrease in premises and equipment expense.

As previously discussed, we recorded an impairment charge of $74.7 million related to goodwill and $13.4  million related to intangible assets during the six months ended June 30, 2018.  We continue to record goodwill of $29.9 million, and intangible assets, net of $6.0 million.  Goodwill and intangible assets are evaluated on a quarterly basis for impairment while the intangible assets are amortized over the useful lives of the various intangible assets.    See Note 4.-Goodwill and Intangible Assets of the “Notes to Consolidated Financial Statements” for additional information.

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

	For the Three Months Ended June 30,
	2018			2017
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Securitized mortgage collateral	$3,457,469	$42,487	4.92%	$3,839,760	$55,733	5.81%
Mortgage loans held-for-sale	460,410	6,136	5.33	355,435	4,258	4.79
Finance receivables	26,288	417	6.35	35,809	521	5.82
Other	34,170	24	0.28	40,552	61	0.60
Total interest-earning assets	$3,978,337	$49,064	4.93%	$4,271,556	$60,573	5.67%
LIABILITIES
Securitized mortgage borrowings	$3,451,099	$40,652	4.71	$3,830,003	$53,675	5.61%
Warehouse borrowings (1)	470,841	5,478	4.65	381,169	3,968	4.16
MSR financing facilities	52,577	776	5.90	17,276	240	5.56
Long-term debt	45,562	1,133	9.95	47,290	1,115	9.43
Convertible notes	24,969	471	7.55	24,968	471	7.55
Other	197	8	16.24	463	6	5.18
Total interest-bearing liabilities	$4,045,245	$48,518	4.80%	$4,301,169	$59,475	5.53%
Net Interest Spread (2)		$546	0.13%		$1,098	0.14%
Net Interest Margin (3)			0.05%			0.10%

(1)	Warehouse borrowings include the borrowings from mortgage loans held-for-sale and finance receivables.
(2)	Net interest spread is calculated by subtracting the weighted average yield on interest-bearing liabilities from the weighted average yield on interest-earning assets.
(3)	Net interest margin is calculated by dividing net interest spread by total average interest-earning assets.

Net interest spread decreased $552 thousand for the three months ended June 30, 2018 primarily attributable to an increase in interest expense as a result of an increase in the average outstanding balance of the MSR financing facility during the period as well as a decrease in the net interest spread on the securitized mortgage collateral and securitized mortgage borrowings.  and a decrease in interest expense related to the payoff of the Term Financing as well as settlement of the Trust Preferred Securities in 2017.  Partially offsetting the decrease in net spread was an increase in the net interest spread between loans held-for-sale and finance receivables and their related warehouse borrowings. As a result, the net interest margin decreased to 0.05% for the three months ended June 30, 2018 from 0.10% for the three months ended June 30, 2017.

During the quarter ended June 30, 2018, the yield on interest-earning assets decreased to 4.93% from 5.67% in the comparable 2017 period. The yield on interest-bearing liabilities decreased to 4.80% for the three months ended June 30, 2018 from 5.53% for the comparable 2017 period.  In connection with the fair value accounting for securitized mortgage collateral and borrowings and long-term debt, interest income and interest expense is recognized using effective yields based on estimated fair values for these instruments. The decrease in yield for securitized mortgage collateral and securitized mortgage borrowings is primarily related to increased prices on mortgage-backed bonds which resulted in a decrease in yield as compared to the previous period.

	For the Six Months Ended June 30,
	2018			2017
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Securitized mortgage collateral	$3,525,649	$85,624	4.86%	$3,900,470	$113,654	5.83%
Mortgage loans held-for-sale	513,253	12,753	4.97	319,375	7,457	4.67
Finance receivables	24,694	800	6.48	32,160	950	5.91
Other	32,890	38	0.23	38,756	96	0.50
Total interest-earning assets	$4,096,486	$99,215	4.84%	$4,290,761	$122,157	5.69%
LIABILITIES
Securitized mortgage borrowings	$3,518,488	$81,610	4.64%	$3,892,597	$109,486	5.63%
Warehouse borrowings (1)	524,105	11,603	4.43	343,102	6,948	4.05
MSR financing facilities	43,363	1,273	5.87	18,391	482	5.24
Long-term debt	45,368	2,202	9.71	47,262	2,334	9.88
Convertible notes	24,967	943	7.55	24,967	942	7.55
Term financing	—	—	—	5,781	408	14.12
Other	221	17	15.38	516	14	5.43
Total interest-bearing liabilities	$4,156,512	$97,648	4.70%	$4,332,616	$120,614	5.57%
Net Interest Spread (2)		$1,567	0.14%		$1,543	0.12%
Net Interest Margin (3)			0.08%			0.07%

(1)	Warehouse borrowings include the borrowings from mortgage loans held-for-sale and finance receivables.
(2)	Net interest spread is calculated by subtracting the weighted average yield on interest-bearing liabilities from the weighted average yield on interest-earning assets.
(3)	Net interest margin is calculated by dividing net interest spread by total average interest-earning assets.

Net interest spread increased $24 thousand for the six months ended June 30, 2018 primarily attributable to an increase in the net interest spread between loans held-for-sale and finance receivables and their related warehouse borrowings and a decrease in interest expense related to the payoff of the Term Financing as well as settlement of the Trust Preferred Securities in 2017.  Partially offsetting the increase in net spread was an increase in interest expense as a result of an increase in the average outstanding balance of the MSR financing facility during the period as well as a decrease in the net interest spread on the securitized mortgage collateral and securitized mortgage borrowings. As a result, the net interest margin increased to 0.08% for the six months ended June 30, 2018 from 0.07% for the six months ended June 30, 2017.

During the six months ended June 30, 2018, the yield on interest-earning assets decreased to 4.84% from 5.69% in the comparable 2017 period. The yield on interest-bearing liabilities decreased to 4.70% for the six months ended June 30, 2018 from 5.57% for the comparable 2017 period.  In connection with the fair value accounting for securitized mortgage collateral and borrowings and long-term debt, interest income and interest expense is recognized using effective yields based on estimated fair values for these instruments. The decrease in yield for securitized mortgage collateral and securitized mortgage borrowings is primarily related to increased prices on mortgage-backed bonds which resulted in a decrease in yield as compared to the previous period.

Loss on extinguishment of debt.

In May 2017, we exchanged 412,264 shares of common stock for the remaining trust preferred securities which had an aggregate liquidation amount of $8.5 million. The value of the shares on the issuance date exceeded the carrying value of debt by $1.3 million.  As a result, we recorded a $1.3 million loss on extinguishment of debt during the three and six months ended June 30, 2017.

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

During the three months ended June 30, 2018, the fair value of the long-term debt increased by $268 thousand.  The $268 thousand change was the result of a $526 thousand change in the instrument specific credit risk partially offset by a $258 thousand change in the market risk during the quarter.    During the six months ended June 30, 2018, the fair value of the long-term debt increased by $484 thousand.  The $484 thousand change was the result of a $2.0 million change in the instrument specific credit risk partially offset by a $1.5 million change in the market risk during the six months ended June 30, 2018.

Change in fair value of net trust assets, including trust REO (losses) gains

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Change in fair value of net trust assets, excluding REO	$1,807	$(2,213)	$(2,524)	$2,573
Gains from REO	(1,590)	4,218	603	5,751
Change in fair value of net trust assets, including trust gains	$217	$2,005	$(1,921)	$8,324

The change in fair value related to our net trust assets (residual interests in securitizations) was a gain of $0.2 million for the three months ended June 30, 2018.  The change in fair value of net trust assets, excluding REO was due to $1.8 million in gains from changes in fair value of securitized mortgage borrowings and securitized mortgage collateral primarily associated recoveries on a certain later vintage multifamily trust with improved performance partially offset by an increase in LIBOR. Additionally, the NRV of REO decreased $1.6 million during the period attributed to higher expected loss severities on properties held in the long-term mortgage portfolio during the period.

The change in fair value related to our net trust assets (residual interests in securitizations) was a loss of $1.9 million for the six months ended June 30, 2018. The change in fair value of net trust assets, including REO was due to $2.5 million in losses from changes in fair value of securitized mortgage borrowings and securitized mortgage collateral primarily associated with an increase in LIBOR as well as loss assumptions, partially offset by updated assumptions on certain trusts with improved performance. Additionally, the NRV of REO increased $603 thousand during the period as a result of lower expected loss severities on properties held in the long-term mortgage portfolio.

Income Taxes

We recorded income tax expense $3.7 million and $4.3 million for the three and six months ended June 30, 2018, respectively. Tax expense for the three and six months ended June 30, 2018 is primarily the result of an increase in the valuation allowance eliminating the net deferred tax asset, state income taxes from states where the Company does not have net operating loss carryforwards or state minimum taxes, including AMT.  For the three and six months ended June 30, 2017, we recorded income tax expense of $1.0 million and $1.5 million, respectively, primarily the result of amortization of the deferred charge, federal alternative minimum tax (AMT), and state income taxes from states where we do not have net operating loss carryforwards or state minimum taxes, including AMT.  The deferred charge represented the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH prior to 2008. The deferred charge amortization and/or impairment, which does not result in any tax liability to be paid was calculated based on the change in fair value of the underlying securitized mortgage collateral during the period. At December 31, 2017, the deferred charge was included in other assets in the accompanying consolidated balance sheets and was amortized as a component of income tax expense in the accompanying consolidated statements of operations.  With the adoption of ASU 2016-16 on January 1, 2018, the deferred charge was eliminated with a cumulative effect adjustment to opening retained earnings and it will no longer be amortized as a component of income tax expense.

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

Results of Operations by Business Segment

We have three primary operating segments: Mortgage Lending, Long-Term Mortgage Portfolio and Real Estate Services. Unallocated corporate and other administrative costs, including the cost associated with being a public company, are presented in Corporate. Segment operating results are as follows:

Mortgage Lending

	For the Three Months Ended June 30,
			Increase	%
	2018	2017	(Decrease)	Change
Gain on sale of loans, net	$18,741	$36,806	$(18,065)	(49)%
Servicing fees, net	9,861	7,764	2,097	27
Gain (loss) on mortgage servicing rights, net	167	(6,669)	6,836	103
Other	—	5	(5)	(100)
Total revenues	28,769	37,906	(9,137)	(24)

Other income	305	582	(277)	(48)

Personnel expense	(15,036)	(19,999)	4,963	25
Business promotion	(8,984)	(10,081)	1,097	11
General, administrative and other	(4,965)	(5,150)	185	4
Intangible asset impairment	(13,450)	—	(13,450)	n/a
Goodwill impairment	(74,662)	—	(74,662)	n/a
Accretion of contingent consideration	—	(707)	707	100
Change in fair value of contingent consideration	—	6,793	(6,793)	(100)
(Loss) earnings before income taxes	$(88,023)	$9,344	$(97,367)	(1042)%

For the three months ended June 30, 2018, gain on sale of loans, net totaled $18.7 million compared to $36.8 million in the comparable 2017 period. The $18.1 million decrease is primarily due to a $20.6 million decrease in premiums from the sale of mortgage loans,   a $6.5 million decrease in premiums from servicing retained loan sales, a  $4.8 million increase in mark-to-market loses on LHFS and a $1.1 million increase in provision for repurchases.  Partially offsetting the decrease in gain on sale of loans, net was a $9.5 million decrease in direct loan origination expenses and a $5.5 million increase in realized and unrealized net gains on derivative financial instruments.

The overall decrease in gain on sale of loans, net was primarily due to a 42% decrease in volume as well as a decrease in gain on sale margins.  For the three months ended June 30, 2018, we originated and sold $1.0 billion and $1.2 billion of loans, respectively, as compared to $1.8 billion and $1.6 billion of loans originated and sold, respectively, during the same period in 2017.  Margins decreased to approximately 181 bps for the three months ended June 30, 2018 as compared to 205 bps for the same period in 2017.   The primary drivers of margin compression were the increase in interest rates as compared to the second quarter of 2017 and an increase in direct origination expenses as a result of an increase in competition for volume as well as margin compression as a result of adverse demand from investors for CCM originations.

For the three months ended June 30, 2018, servicing fees, net were  $9.9 million compared to $7.8 million in the comparable 2017 period.  The increase in servicing fees, net was the result of the servicing portfolio increasing 20% to an average balance of $16.8 billion for the three months ended June 30, 2018 as compared to an average balance of $14.0 billion for the three months ended June 30, 2017.   The increase in the average balance of the servicing portfolio was part of our continued efforts during the past year to retain servicing.  During the three months ended June 30, 2018, we had $592.8 million in servicing retained loan sales.

For the three months ended June 30, 2018, gain (loss) on MSRs, net was a gain of $167 thousand compared to a loss of $6.7 million in the comparable 2017 period. For the three months ended June 30, 2018, we recorded a $393 thousand gain from a change in fair value of MSRs primarily the result of mark-to-market changes related to an increase in interest rates resulting in a reduction in prepayment speeds partially offset by an increase in scheduled and voluntary prepayments.  Partially offsetting the gain was $226 thousand in realized and unrealized losses from hedging instruments related to MSRs.

For the three months ended June 30, 2018, other income decreased to $305 thousand as compared to $582 thousand in the comparable 2017 period. The $277 thousand decrease in other income was due to a $536 thousand increase in interest expense related to a 204% increase in the average outstanding balance of the MSR financing facilities in the second quarter of 2018 as compared to 2017.  Partially offsetting the decrease was a $264 thousand increase in net interest spread between loans held-for-sale, finance receivables and their related warehouse borrowing expense.

Personnel expense was $15.0 million for the three months ended June 30, 2018, compared to $20.0 million for the comparable period of 2017. The $5.0 million decrease is primarily related to staff reduction in the first and second quarters of 2018 as well as a reduction in commission expense due to a decrease in loan originations. As a result of the reduction in loan origination volumes, we continue to right size the organization to more closely align staffing levels to origination volumes. As a result of the staff reductions in the first and second quarters of 2018, average headcount in the mortgage lending division decreased 23% for the second quarter of 2018 as compared to the same period in 2017.

Business promotion decreased $1.1 million to $9.0 million for the three months ended June 30, 2018.  During the second quarter of 2018, business promotion decreased as we have begun to shift the consumer direct marketing strategy to a digital medium which allows for a  more cost effective approach, increasing the ability to be more price and product competitive to more specific target geographies.

General, administrative and other expenses decreased to $5.0 million for the three months ended June 30, 2018, compared to $5.2 million for the same period in 2017.  The decrease was primarily related to a $437 thousand decrease in other general and administrative expenses as well as a $170 thousand decrease in premises and equipment expense.   Partially offsetting the decrease was a  $362 thousand  increase in legal and professional fees associated with defending litigation matters.

As previously discussed, we recorded an impairment charge of $74.7 million related to goodwill and $13.4 million related to intangible assets during the quarter ended June 30, 2018.  We continue to record goodwill of $29.9 million, and intangible assets, net of $6.0 million.  Goodwill and intangible assets are evaluated on a quarterly basis for impairment while the intangible assets are amortized over the useful lives of the various intangible assets.  See Note 4.-Goodwill and Intangible Assets of the “Notes to Consolidated Financial Statements” for additional information.

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

	For the Six Months Ended June 30,
			Increase	%
	2018	2017	(Decrease)	Change
Gain on sale of loans, net	$40,223	$74,126	$(33,903)	(46)%
Servicing fees, net	19,324	15,083	4,241	28
Gain (loss) on mortgage servicing rights, net	7,872	(7,646)	15,518	203
Other	—	19	(19)	(100)
Total revenues	67,419	81,582	(14,163)	(17)

Other income	638	988	(350)	(35)

Personnel expense	(32,242)	(42,958)	10,716	25
Business promotion	(18,695)	(20,291)	1,596	8
General, administrative and other	(9,596)	(10,066)	470	5
Intangible asset impairment	(13,450)	—	(13,450)	n/a
Goodwill impairment	(74,662)	—	(74,662)	n/a
Accretion of contingent consideration	—	(1,552)	1,552	100
Change in fair value of contingent consideration	—	6,254	(6,254)	(100)
(Loss) earnings before income taxes	$(80,588)	$13,957	$(94,545)	(677)%

For the six months ended June 30, 2018, gain on sale of loans, net totaled $40.2 million compared to $74.1 million in the comparable 2017 period. The $33.9 million decrease is primarily due to a $29.5 million decrease in premiums from the sale of mortgage loans,  an  $8.1 million decrease in premiums from servicing retained loan sales, a  $14.9 million increase in mark-to-market loses on LHFS and a $3.2 million increase in provision for repurchases.  Partially offsetting the decrease in gain on sale of loans, net was a $6.4 million decrease in direct loan origination expenses and a $15.4 million increase in realized and unrealized net gains on derivative financial instruments.

The overall decrease in gain on sale of loans, net was primarily due to a 30% decrease in volume as well as a decrease in gain on sale margins.  For the six months ended June 30, 2018, we originated and sold $2.4 billion of loans  as compared to $3.4 billion and $3.2 billion of loans originated and sold, respectively, during the same period in 2017.  Margins decreased to approximately 171 bps for the six months ended June 30, 2018 as compared to 220 bps for the same period in 2017.  The primary drivers of margin compression were the increase in interest rates since the end of the second quarter of 2017 and an increase in direct origination expenses as a result of an increase in competition for volume as well as margin compression as a result of adverse demand from investors for CCM originations.

For the six months ended June 30, 2018, servicing fees, net were  $19.3 million compared to $15.1 million in the comparable 2017 period.  The increase in servicing fees, net was the result of the servicing portfolio increasing 24% to an average balance of $16.7 billion for the six months ended June 30, 2018 as compared to an average balance of $13.4 billion for the six months ended June 30, 2017.   The increase in the average balance of the servicing portfolio was part of our continued efforts during the past year to retain servicing.  During the six months ended June 30, 2018, we had $1.6 billion in servicing retained loan sales.

For the six months ended June 30, 2018, gain (loss) on MSRs, net was a gain of $7.9 million compared to a loss of $7.6 million in the comparable 2017 period. For the six months ended June 30, 2018, we recorded a $9.6 million gain from a change in fair value of MSRs primarily the result of mark-to-market changes related to an increase in interest rates resulting in a reduction in prepayment speeds partially offset by an increase in scheduled and voluntary prepayments.  Partially offsetting the gain was $1.7 million in realized and unrealized losses from hedging instruments related to MSRs.

For the six months ended June 30, 2018, other income decreased to $638 thousand as compared to $988 thousand in the comparable 2017 period. The $350 thousand decrease in other income was due to a $791 thousand increase in interest expense related to a 136% increase in the average outstanding balance of the MSR financing facilities in the first six months of 2018 as compared to 2017.  Partially offsetting the decrease was a $491 thousand increase in net interest spread between loans held-for-sale, finance receivables and their related warehouse borrowing expense.

Personnel expense was $32.2 million for the six months ended June 30, 2018, compared to $43.0 million for the comparable period of 2017. The $10.7 million decrease is primarily related to staff reduction in the first and second quarters of 2018 as well as a reduction in commission expense due to a decrease in loan originations. As a result of the reduction in loan origination volumes, we continue to right size the organization to more closely align staffing levels to origination volumes. As a result of the staff reductions in the first and second quarters of 2018, average headcount decreased 23% for the six months of 2018 as compared to the same period in 2017.

Business promotion decreased $1.6 million to $18.7 million for the six months ended June 30, 2018.  During the first six months of 2018, business promotion decreased as we have begun to shift the consumer direct marketing strategy to a digital medium which allows for a  more cost effective approach, increasing the ability to be more price and product competitive to more specific target geographies.

General, administrative and other expenses decreased to $9.6 million for the six months ended June 30, 2018, compared to $10.1 million for the same period in 2017. The decrease was primarily related to an  $780 thousand decrease in other general and administrative expenses as well as a $302 thousand decrease in premises and equipment expense.   Partially offsetting the decrease was a  $367 thousand  increase in  legal and professional fees associated with defending litigation matters, $130 thousand increase in property expenses as well as a $115 thousand increase in data processing expense.

As previously discussed, we recorded an impairment charge of $74.7 million related to goodwill and $13.4  million related to intangible assets during the six months ended June 30, 2018.  We continue to record goodwill of $29.9 million, and intangible assets, net of $6.0 million.  Goodwill and intangible assets are evaluated on a quarterly basis for impairment while the intangible assets are amortized over the useful lives of the various intangible assets.  See Note 4.-Goodwill and Intangible Assets of the “Notes to Consolidated Financial Statements” for additional information.

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

Long-Term Mortgage Portfolio

	For the Three Months Ended June 30,
			Increase	%
	2018	2017	(Decrease)	Change
Other revenue	$101	$66	$35	53%

Total expenses	(111)	(100)	(11)	(11)

Net interest income	702	943	(241)	(26)
Loss on extinguishment of debt	—	(1,265)	1,265	100
Change in fair value of long-term debt	258	(265)	523	197
Change in fair value of net trust assets, including trust REO gains (losses)	217	2,005	(1,788)	(89)
Total other income (expense)	1,177	1,418	(241)	(17)
Earnings before income taxes	$1,167	$1,384	$(217)	(16)%

For the three months ended June 30, 2018, net interest income totaled $702 thousand as compared to $943 thousand for the comparable 2017 period. Net interest income decreased $241 thousand for the three months ended June 30, 2018 primarily attributable to a $223 thousand decrease in net interest spread on the long-term mortgage portfolio.

In the first quarter of 2018, we adopted ASU 2016-01, which effectively bifurcates the market and instrument specific credit risk components of changes in long-term debt. The market portion will continue to be a component of net earnings (loss) as the change in fair value of long-term debt, but the instrument specific credit risk portion will be a component of accumulated other comprehensive earnings (loss). During the second quarter of 2018, the fair value of the long-term debt increased by $268 thousand. The $268 thousand change was the result of a $526 thousand change in the instrument specific credit risk partially offset by a $258 thousand change in the market risk during the quarter.

The change in fair value related to our net trust assets (residual interests in securitizations) was a gain of $0.2 million for the three months ended June 30, 2018.  The change in fair value of net trust assets, excluding REO was due to $1.8 million in gains from changes in fair value of securitized mortgage borrowings and securitized mortgage collateral primarily associated recoveries on a certain later vintage multifamily trust with improved performance partially offset by an increase in LIBOR. Additionally, the NRV of REO decreased $1.6 million during the period attributed to higher expected loss severities on properties held in the long-term mortgage portfolio during the period.

In May 2017, we exchanged 412,264 shares of common stock for the remaining trust preferred securities which had an aggregate liquidation amount of $8.5 million. The value of the shares on the issuance date exceeded the carrying value of debt by $1.3 million.  As a result, we recorded a $1.3 million loss on extinguishment of debt during the three months ended June 30, 2017.

	For the Six Months Ended June 30,
			Increase	%
	2018	2017	(Decrease)	Change
Other revenue	$186	$127	$59	46%

Total expenses	(176)	(186)	10	5

Net interest income	1,813	1,833	(20)	(1)
Loss on extinguishment of debt	—	(1,265)	1,265	100
Change in fair value of long-term debt	1,481	(2,761)	4,242	154
Change in fair value of net trust assets, including trust REO gains	(1,921)	8,324	(10,245)	(123)
Total other income	1,373	6,131	(4,758)	(78)
Earnings before income taxes	$1,383	$6,072	$(4,689)	(77)%

For the six months ended June 30, 2018 and 2017, net interest income totaled $1.8 million. Net interest income decreased $20 thousand for the six months ended June 30, 2018 primarily attributable to a $154 thousand decrease in net interest spread on the long-term mortgage portfolio partially offset by a $132 decrease in interest expense on the long-term debt. The reduction in interest expense on the long-term debt was due to the exchange of trust preferred securities in May 2017, partially offset by an increase in three-month LIBOR as compared to the prior year.

In the first quarter of 2018, we adopted ASU 2016-01, which effectively bifurcates the market and instrument specific credit risk components of changes in long-term debt. The market portion will continue to be a component of net earnings (loss) as the change in fair value of long-term debt, but the instrument specific credit risk portion will be a component of accumulated other comprehensive earnings (loss). During the first six months of 2018, the fair value of the long-term debt increased by $484 thousand.  The $484 thousand change was the result of a $2.0 million change in the instrument specific credit risk partially offset by a $1.5 million change in the market risk during the six months ended June 30, 2018.

The change in fair value related to our net trust assets (residual interests in securitizations) was a loss of $1.9 million for the six months ended June 30, 2018. The change in fair value of net trust assets, including REO was due to $2.5 million in losses from changes in fair value of securitized mortgage borrowings and securitized mortgage collateral primarily associated with an increase in LIBOR as well as loss assumptions, partially offset by updated assumptions on certain trusts with improved performance. Additionally, the NRV of REO increased $603 thousand during the period as a result of lower expected loss severities on properties held in the long-term mortgage portfolio.

In May 2017, we exchanged 412,264 shares of common stock for the remaining trust preferred securities which had an aggregate liquidation amount of $8.5 million. The value of the shares on the issuance date exceeded the carrying value of debt by $1.3 million.  As a result, we recorded a $1.3 million loss on extinguishment of debt during the six months ended June 30, 2017.

Real Estate Services

	For the Three Months Ended June 30,
			Increase	%
	2018	2017	(Decrease)	Change
Real estate services fees, net	$1,038	$1,504	$(466)	(31)%
Personnel expense	(473)	(617)	144	23
General, administrative and other	(118)	(126)	8	6
Earnings before income taxes	$447	$761	$(314)	(41)%

For the three months ended June 30, 2018, real estate services fees, net were $1.0 million compared to $1.5 million in the comparable 2017 period. The $466 thousand decrease in real estate services fees, net was the result of a $289 thousand decrease in loss mitigation fees, a $212 thousand decrease in real estate and recovery fees, partially offset by a $35 thousand increase in real estate service fees.  The $466 thousand decrease is  primarily the result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio as compared to 2017.

For the three months ended June 30, 2018, the $144 thousand reduction in personnel expense and $8  thousand reduction in general, administrative and other expense were due to a reduction in personnel and personnel related costs as a result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio as compared to 2017.

	For the Six Months Ended June 30,
			Increase	%
	2018	2017	(Decrease)	Change
Real estate services fees, net	$2,423	$3,137	$(714)	(23)%
Personnel expense	(1,044)	(1,407)	363	26
General, administrative and other	(185)	(330)	145	44
Earnings before income taxes	$1,194	$1,400	$(206)	(15)%

For the six months ended June 30, 2018, real estate services fees, net were $2.4 million compared to $3.1 million in the comparable 2017 period. The $714 thousand decrease in real estate services fees, net was the result of a $486 thousand decrease in loss mitigation fees, a $327 thousand decrease in real estate and recovery fees, partially offset by a $99 thousand increase in real estate service fees.  The $714 thousand decrease is  primarily the result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio as compared to 2017.

For the six months ended June 30, 2018, the $363 thousand reduction in personnel expense and $145 thousand reduction in general, administrative and other expense were due to a reduction in personnel and personnel related costs as a result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio as compared to 2017.

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

	For the Three Months Ended June 30,
			Increase	%
	2018	2017	(Decrease)	Change
Interest expense	$(461)	$(427)	(34)	(8)%
Other expenses	(6,822)	(3,577)	(3,245)	(91)
Net loss before income taxes	$(7,283)	$(4,004)	$(3,279)	(82)%

For the three months ended June 30, 2018, other expenses increased to $6.8 million as compared to $3.6 million for the comparable 2017 period. The increase was primarily due to a $2.6 million increase in legal and professional fees associated with defending litigation, a $207 thousand increase in healthcare costs, a $207 thousand increase in personnel costs associated with our increased investment in technology and a $150 thousand increase in data processing expense.

	For the Six Months Ended June 30,
			Increase	%
	2018	2017	(Decrease)	Change
Interest expense	$(884)	$(1,278)	394	31%
Other expenses	(10,314)	(7,613)	(2,701)	(35)
Net loss before income taxes	$(11,198)	$(8,891)	$(2,307)	(26)%

For the six months ended June 30, 2018, interest expense decreased to $884 thousand as compared to $1.3 million for the comparable 2017 period. The $394 thousand decrease in interest expense was primarily due a $408 thousand reduction in interest expense related to the payoff of the Term Financing in February 2017.

For the six months ended June 30, 2018, other expenses increased to $10.3 million as compared to $7.6 million for the comparable 2017 period. The increase was primarily due to a $3.3 million increase in legal and professional fees associated with defending litigation, a $394 thousand increase in personnel costs associated with our increased investment in technology and a $125 thousand increase in data processing expense.  Offsetting the increase in other expenses was a $971 thousand reduction in benefits associated with a change to a more cost effective benefits provider and a reduction in payroll taxes as a result of the staff reductions made during the first and second quarters of 2018 as well as the new Tax Act, which was passed in December 2017.

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

We used June 30, 2018 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitivity and assume instantaneous, parallel shifts in interest rate yield curves. Management uses sensitivity analysis, such as those summarized below, based on a hypothetical 25 basis point increase or decrease in interest rates, to monitor the risks associated with changes in interest rates. We believe the use of a 50 basis point shift up and down (100 basis point range) is appropriate given the relatively short time period that the mortgage loans pipeline is held on our balance sheet and exposed to interest rate risk (during the processing, underwriting and closing stages of the mortgage loans which can last up to approximately 60 days). We also actively manage our risk management strategy for our mortgage loans pipeline (through the use of economic hedges such as forward loan sale commitments and mandatory delivery commitments) and generally adjust our hedging position daily. In analyzing the interest rate risks associated with our MSRs, management also uses multiple sensitivity analyses (hypothetical 25 and 50 basis point increases and decreases) to review the interest rate risk associated with our MSRs.

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

The following table summarizes the estimated changes in the fair value of our mortgage pipeline, MSRs and related derivatives that are sensitive to interest rates as of June 30, 2018 given hypothetical instantaneous parallel shifts in the yield curve:

	Changes in Fair Value
	Down	Down	Up	Up
	50 bps	25 bps	25 bps	50 bps
Total mortgage pipeline (1)	(556)	(295)	301	625
Mortgage servicing rights (2)	(13,444)	(6,051)	4,576	7,945

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our CEO and CFO, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e). Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that, as June 30, 2018, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

Legal Proceedings

   Information with respect to this item may be found in Note 11 – Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A:  RISK FACTORS

None.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:  MINE SAFETY DISCLOSURES

None.

ITEM 5:  OTHER INFORMATION

Appointment of Chief Executive Officer

Effective August 7, 2018, the Board of Directors appointed George A. Mangiaracina as Chief Executive Officer of the Company.  Mr. Mangiaracina also serves as President, to which he was appointed on March 14, 2018.    For  information about, and business experience of, Mr. Mangiaracina pursuant to Item 401(b) and (e) of Regulation S-K, please refer to the section entitled  “Board of Directors and Executive Officers” in the Company’s proxy statement filed with the SEC on June 1, 2018.  The terms of Mr. Mangiaracina’s employment agreement and his compensation and benefits remain the same.  There is no arrangement or understanding between Mr. Mangiaracina and any other person pursuant to which he was appointed CEO and there are no family relationships between Mr. Mangiaracina and any executive officer or director of the Company. There have been no transactions between Mr. Mangiaracina and the Company required to be reported pursuant to Item 404(a) of Regulation S-K.  The information set forth above is included herewith for the purpose of providing the disclosure required under Item 5.02(c) Form 8-K.

MSR Financing Facility

In May 2018, the maximum borrowing capacity of the Freddie Mac revolving line of credit increased to $60.0 million increasing the borrowing capacity up to 60% of the fair market value of the pledged mortgage servicing rights and reducing the interest rate per annum to one-month LIBOR plus 3.0%

ITEM 6: EXHIBITS

(a)	Exhibits:
10.1	Key Executive Employment Agreement dated as of May 14, 2018 between Impac Mortgage Corp., Impac Mortgage Holdings, Inc. and Brian Kuelbs.
10.2	Amendment dated May 16, 2018 to Line of Credit Promissory Note with Merchants Bank of Indiana.
10.3	Form of Indemnification Agreement with Officers and Directors.
10.3 (a)	List of officers and Directors for Indemnification Agreement.
10.4

Employment Agreement as of April 1, 2018 between Impac Mortgage Corp. and Rian Furey (incorporated by reference to exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2018).

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
101

The following materials from Impac Mortgage Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Cash Flows, and (4) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

/s/ BRIAN KUELBS
Brian Kuelbs
Chief Financial Officer
(authorized officer of registrant and principal financial officer)

August 9, 2018