Form 10-Q
period 2018-09-30
IMPAC MORTGAGE HOLDINGS INC
filed 2018-11-08
CIK 1000298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☒
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

There were 21,117,006 shares of common stock outstanding as of November 2, 2018.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2018	2017
ASSETS	(Unaudited)
Cash and cash equivalents	$29,217	$33,223
Restricted cash	4,440	5,876
Mortgage loans held-for-sale	344,681	568,781
Finance receivables	731	41,777
Mortgage servicing rights	181,005	154,405
Securitized mortgage trust assets	3,311,785	3,670,550
Goodwill	—	104,587
Intangible assets, net	380	21,582
Loans eligible for repurchase from Ginnie Mae	78,707	47,697
Other assets	26,756	33,222
Total assets	$3,977,702	$4,681,700
LIABILITIES
Warehouse borrowings	$315,152	$575,363
MSR financings	62,000	35,133
Convertible notes, net	24,982	24,974
Long-term debt	46,738	44,982
Securitized mortgage trust liabilities	3,296,242	3,653,265
Liability for loans eligible for repurchase from Ginnie Mae	78,707	47,697
Contingent consideration	—	554
Other liabilities	36,227	34,585
Total liabilities	3,860,048	4,416,553

Commitments and contingencies (See Note 11)

STOCKHOLDERS’ EQUITY
Series A-1 junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none issued or outstanding	—	—
Series B 9.375% redeemable preferred stock, $0.01 par value; liquidation value $30,680; 2,000,000 shares authorized, 665,592 noncumulative shares issued and outstanding as of September 30, 2018 and December 31, 2017 (See Note 12)	7	7
Series C 9.125% redeemable preferred stock, $0.01 par value; liquidation value $35,127; 5,500,000 shares authorized; 1,405,086 noncumulative shares issued and outstanding as of September 30, 2018 and December 31, 2017	14	14
Common stock, $0.01 par value; 200,000,000 shares authorized; 21,110,506 and 20,949,679 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	211	209
Additional paid-in capital	1,234,946	1,233,704
Accumulated other comprehensive earnings, net of tax	25,078	—
Net accumulated deficit:
Cumulative dividends declared	(822,520)	(822,520)
Retained deficit	(320,082)	(146,267)
Net accumulated deficit	(1,142,602)	(968,787)
Total stockholders’ equity	117,654	265,147
Total liabilities and stockholders’ equity	$3,977,702	$4,681,700

See accompanying notes to unaudited consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) EARNINGS

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Gain on sale of loans, net	$13,673	$42,476	$53,896	$116,602
Servicing fees, net	10,124	8,492	29,445	23,575
(Loss) gain on mortgage servicing rights, net	(5,192)	(10,513)	2,682	(18,159)
Real estate services fees, net	711	1,355	3,134	4,492
Other	71	266	278	541
Total revenues	19,387	42,076	89,435	127,051
Expenses:
Personnel expense	16,061	23,062	50,481	69,353
Business promotion	4,351	10,403	23,082	30,744
General, administrative and other	7,897	8,497	27,018	24,845
Intangible asset impairment	4,897	—	18,347	—
Goodwill impairment	29,925	—	104,587	—
Accretion of contingent consideration	—	396	—	1,948
Change in fair value of contingent consideration	—	(4,798)	—	(11,052)
Total expenses	63,131	37,560	223,515	115,838
Operating (loss) income	(43,744)	4,516	(134,080)	11,213

Other (expense) income:
Interest income	45,888	57,854	145,103	180,011
Interest expense	(45,477)	(56,308)	(143,126)	(176,921)
Loss on extinguishment of debt	—	—	—	(1,265)
Change in fair value of long-term debt	(785)	104	697	(2,657)
Change in fair value of net trust assets, including trust REO gains	(1,315)	(1,745)	(3,236)	6,578
Total other (expense) income, net	(1,689)	(95)	(562)	5,746
(Loss) earnings before income taxes	(45,433)	4,421	(134,642)	16,959
Income tax expense	12	2,104	4,328	3,575
Net (loss) earnings	$(45,445)	$2,317	$(138,970)	$13,384

Other comprehensive (loss) earnings:
Change in fair value of instrument specific credit risk	$25	$—	$(1,940)	$—
Total comprehensive (loss) earnings	$(45,420)	$2,317	$(140,910)	$13,384

(Loss) earnings per common share:
Basic	$(2.16)	$0.11	$(6.62)	$0.71
Diluted	(2.16)	0.11	(6.62)	0.71

See accompanying notes to unaudited consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

	Preferred		Common		Additional	Cumulative		Accumulated Other	Total
	Shares	Preferred	Shares	Common	Paid-In	Dividends	Retained	Comprehensive	Stockholders’
	Outstanding	Stock	Outstanding	Stock	Capital	Declared	Deficit	Earnings	Equity
Balance, December 31, 2017	2,070,678	$21	20,949,679	$209	$1,233,704	$(822,520)	$(146,267)	$—	$265,147

Proceeds and tax benefit from exercise of stock options	—	—	97,910	1	432	—	—	—	433
Issuance of Deferred Stock Units	—	—	62,917	1	—	—	—	—	1
Stock based compensation	—	—	—	—	810	—	—	—	810
Reclassification related to adoption of ASU 2016-01	—	—	—	—	—	—	(27,018)	27,018	—
Adjustment related to adoption of ASU 2016-16	—	—	—	—	—	—	(7,827)	—	(7,827)
Other comprehensive loss	—	—	—	—	—	—	—	(1,940)	(1,940)
Net loss	—	—	—	—	—	—	(138,970)	—	(138,970)
Balance, September 30, 2018	2,070,678	$21	21,110,506	$211	$1,234,946	$(822,520)	$(320,082)	$25,078	$117,654

See accompanying notes to unaudited consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings	$(138,970)	$13,384
Loss on sale of mortgage servicing rights	—	90
Change in fair value of mortgage servicing rights	(4,127)	20,038
Loss on extinguishment of debt	—	1,265
Gain on sale of mortgage loans	(71,854)	(106,070)
Change in fair value of mortgage loans held-for-sale	12,182	(8,262)
Change in fair value of derivatives lending, net	425	(2,167)
Provision for repurchases	5,435	192
Origination of mortgage loans held-for-sale	(3,207,525)	(5,457,907)
Sale and principal reduction on mortgage loans held-for-sale	3,468,824	5,345,665
Losses (gains) from REO	46	(8,484)
Change in fair value of net trust assets, excluding REO	3,190	1,906
Change in fair value of long-term debt	(697)	2,657
Accretion of interest income and expense	27,126	69,075
Amortization of intangible and other assets	3,284	3,576
Accretion of contingent consideration	—	1,948
Change in fair value of contingent consideration	—	(11,052)
Amortization of debt issuance costs and discount on note payable	62	145
Stock-based compensation	810	1,972
Impairment of deferred charge	—	591
Impairment of goodwill	104,587	—
Impairment of intangible assets	18,347	—
Excess tax benefit from share based compensation	—	12
Change in deferred tax assets, net	4,315	—
Net change in other assets	(5,558)	(12,733)
Net change in other liabilities	(3,352)	1,016
Net cash provided by (used in) operating activities	216,550	(143,143)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in securitized mortgage collateral	406,456	507,552
Proceeds from the sale of mortgage servicing rights	—	805
Purchase of mortgage servicing rights	—	(5,618)
Finance receivable advances to customers	(401,357)	(714,221)
Repayments of finance receivables	442,403	716,246
Net change in mortgages held-for-investment	—	2
Purchase of premises and equipment	(670)	(463)
Purchase of investment securities available-for-sale	(500)	—
Proceeds from the sale of REO	15,992	24,159
Net cash provided by investing activities	462,324	528,462

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	—	55,454
Repayment of MSR financing	(50,133)	(25,000)
Borrowings under MSR financing	77,000	50,133
Repayment of warehouse borrowings	(3,296,280)	(5,063,915)
Borrowings under warehouse agreements	3,036,069	5,234,925
Repayment of term financing	—	(30,000)
Payment of acquisition related contingent consideration	(554)	(16,152)
Repayment of securitized mortgage borrowings	(450,555)	(595,291)
Principal payments on capital lease	(154)	(249)
Debt issuance costs	—	(100)
Tax payments on stock based compensation awards	(143)	(341)
Issuance of deferred stock units	1	—
Proceeds from exercise of stock options	433	570
Net cash used in financing activities	(684,316)	(389,966)
Net change in cash, cash equivalents and restricted cash	(5,442)	(4,647)
Cash, cash equivalents and restricted cash at beginning of period	39,099	46,067
Cash, cash equivalents and restricted cash at end of period	$33,657	$41,420

NON-CASH TRANSACTIONS:
Transfer of securitized mortgage collateral to real estate owned	$17,089	$15,367
Mortgage servicing rights retained from loan sales and issuance of mortgage backed securities	22,473	42,728
Common stock issued upon issuance of deferred stock units	606	—
Common stock issued upon long-term debt exchange	—	7,033

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

The Company’s operations include the mortgage lending operations and real estate services conducted by IRES and IMC and the long-term mortgage portfolio (residual interests in securitizations reflected as net trust assets and liabilities in the consolidated balance sheets) conducted by IMH.  IMC’s mortgage lending operations include the activities of its division, CashCall Mortgage (CCM).

Financial Statement Presentation

The accompanying unaudited consolidated financial statements of IMH and its subsidiaries (as defined above) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the nine months ended  September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These interim period condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the United States Securities and Exchange Commission (SEC).

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

In February 2016, the FASB issued ASU 2016-02,“Leases (Topic 842)”,  which amends existing guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. This ASU also provides clarifications surrounding the presentation of the effects of leases in the income statement and statement of cash flows. This guidance will be effective for the Company beginning on January 1, 2019. In addition, the FASB issued ASU 2018-11, “Leases-Targeted Improvements”, which provides an additional transition method that allows entities to apply the new leases standard at adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has elected this new transition method when it adopts ASU 2016-02 on January 1, 2019.  The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

In February 2018, the FASB ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.”  This amendment clarifies certain aspects of the new guidance (ASU 2016-01) on recognizing and measuring financial instruments and presentation requirements for certain fair value option liabilities. ASU 2018-03 is effective for interim periods beginning after June 15, 2018 and will be effective for the Company’s 2018 third quarter and annual reporting period. The standard requires entities to record a cumulative-effect adjustment to the statement of financial position at the beginning of the fiscal year in which the amendments are adopted. The Company adopted this guidance on July 1, 2018, and the adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820).” The ASU eliminates such disclosures as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy. The ASU adds new disclosure requirements for Level 3 measurements. This ASU is effective for fiscal years beginning after

December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for any eliminated or modified disclosures. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, “Intangibles-Goodwill and Other- Internal-Use Software (Subtopic 350-40).” This ASU addresses customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract and also adds certain disclosure requirements related to implementation costs incurred for internal-use software and cloud computing arrangements. The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The amendments in this ASU can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

Note 2.—Mortgage Loans Held-for-Sale

A summary of the unpaid principal balance (UPB) of mortgage loans held-for-sale by type is presented below:

	September 30,	December 31,
	2018	2017
Government (1)	$89,127	$263,512
Conventional (2)	70,060	193,055
Other (3)	178,475	93,012
Fair value adjustment (4)	7,019	19,202
Total mortgage loans held for sale	$344,681	$568,781

(1)	Includes all government-insured loans including Federal Housing Administration (FHA), Veterans Affairs (VA) and United States Department of Agriculture (USDA).
(2)	Includes loans eligible for sale to Federal National Mortgage Association (Fannie Mae or FNMA) and Federal Home Loan Mortgage Corporation (Freddie Mac or FHLMC).
(3)	Includes non-qualified mortgages (NonQM) and jumbo loans.
(4)	Changes in fair value are included in gain on sale of loans, net in the accompanying consolidated statements of operations and comprehensive (loss) earnings.

Gain on mortgage loans held-for-sale (LHFS), included in gain on sale of loans, net in the consolidated statements of operations and comprehensive (loss) earnings, is comprised of the following the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Gain on sale of mortgage loans	$27,949	$56,230	$85,928	$143,752
Premium from servicing retained loan sales	5,717	17,855	22,473	42,728
Unrealized gains (losses) from derivative financial instruments	324	1,711	(341)	2,462
Realized (losses) gains from derivative financial instruments	(537)	(2,484)	11,281	(7,526)
Mark to market (loss) gain on LHFS	(6,901)	(1,336)	(12,182)	8,262
Direct origination expenses, net	(9,038)	(27,734)	(47,828)	(72,884)
Provision for repurchases	(3,841)	(1,766)	(5,435)	(192)
Total gain on sale of loans, net	$13,673	$42,476	$53,896	$116,602

Note 3.—Mortgage Servicing Rights

The Company retains mortgage servicing rights (MSRs) from its sales and securitization of certain mortgage loans or as a result of purchase transactions. MSRs are reported at fair value based on the income derived from the net projected cash flows associated with the servicing contracts. The Company receives servicing fees, less subservicing costs, on the UPB of the loans. The servicing fees are collected from the monthly payments made by the mortgagors or if delinquent, when the underlying real estate is foreclosed upon and liquidated. The Company may receive other remuneration from rights to various mortgagor-contracted fees, such as late charges, collateral reconveyance charges and nonsufficient fund fees, and the Company is generally entitled to retain the interest earned on funds held pending remittance (or float) related to its collection of mortgagor principal, interest, tax and insurance payments.

The following table summarizes the activity of MSRs for the nine months ended September 30, 2018 and year ended December 31, 2017:

	September 30,	December 31,
	2018	2017
Balance at beginning of period	$154,405	$131,537
Additions from servicing retained loan sales	22,473	56,049
Addition from purchases	—	5,618
Reductions from bulk sales (1)	—	(895)
Changes in fair value (2)	4,127	(37,904)
Fair value of MSRs at end of period	$181,005	$154,405

(1)	In the first quarter of 2017, the Company sold substantially all of its NonQM MSRs.
(2)	Changes in fair value are included within gain (loss) on MSRs, net in the accompanying consolidated statements of operations and comprehensive (loss) earnings.

At September 30, 2018 and December 31, 2017, the outstanding principal balance of the mortgage servicing portfolio was comprised of the following:

	September 30,	December 31,
	2018	2017
Government insured (1)	$3,820,752	$2,834,680
Conventional (2)	12,966,922	13,493,463
NonQM	1,860	1,957
Total loans serviced	$16,789,534	$16,330,100

(1)	In October 2018, the Company sold approximately $3.4 billion in UPB of Ginne Mae (GNMA) servicing.
(2)

At September 30, 2018 and December 31, 2017, $13.0 billion and $13.5 billion, respectively, of Fannie Mae and Freddie Mac servicing was pledged as collateral as part of the MSR Financing (See Note 5.—Debt– MSR Financings).  Pledged collateral was approximately 77% and 81% of the fair value of MSRs in the consolidated balance sheets at September 30, 2018 and December 31, 2017, respectively.

The table below illustrates hypothetical changes in fair values of MSRs, caused by assumed immediate changes to key assumptions that are used to determine fair value. See Note 7.—Fair Value of Financial Instruments for a description of the key assumptions used to determine the fair value of MSRs.

	September 30,	December 31,
Mortgage Servicing Rights Sensitivity Analysis	2018	2017
Fair value of MSRs	$181,005	$154,405
Prepayment Speed:
Decrease in fair value from 10% adverse change	(1,846)	(5,643)
Decrease in fair value from 20% adverse change	(3,914)	(11,275)
Decrease in fair value from 30% adverse change	(6,216)	(16,807)
Discount Rate:
Decrease in fair value from 10% adverse change	(5,357)	(5,461)
Decrease in fair value from 20% adverse change	(10,346)	(10,555)
Decrease in fair value from 30% adverse change	(15,001)	(15,316)

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

(Loss) gain on mortgage servicing rights, net is comprised of the following for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Change in fair value of mortgage servicing rights	$(5,445)	$(11,177)	$4,127	$(20,038)
Loss on sale of mortgage servicing rights	—	(8)	—	(90)
Realized and unrealized (losses) gains from hedging instruments	253	672	(1,445)	1,969
(Loss) gain on mortgage servicing rights, net	$(5,192)	$(10,513)	$2,682	$(18,159)

Servicing fees, net is comprised of the following for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Contractual servicing fees	$11,458	$9,978	$34,322	$27,356
Late and ancillary fees	182	117	500	275
Subservicing and other costs	(1,516)	(1,603)	(5,377)	(4,056)
Servicing fees, net	$10,124	$8,492	$29,445	$23,575

Loans Eligible for Repurchase from GNMA

The Company routinely sells loans in GNMA guaranteed mortgage‑backed securities (MBS) by pooling eligible loans through a pool custodian and assigning rights to the loans to GNMA. When these GNMA loans are initially pooled and securitized, the Company meets the criteria for sale treatment and derecognizes the loans. The terms of the GNMA MBS program allow, but do not require, the Company to repurchase mortgage loans when the borrower has made no payments for three consecutive months. When the Company has the unconditional right, as servicer, to repurchase GNMA pool loans it has previously sold and are more than 90 days past due, the Company then re-recognizes the loans on its consolidated balance sheets in Loans eligible for repurchase from Ginnie Mae, at their UPB, and records a corresponding liability in other liabilities in the consolidated balance sheets.  At September 30, 2018 and December 31, 2017, loans eligible for repurchase from GNMA totaled $78.7 million and $47.7 million in UPB, respectively.  As part of the Company’s repurchase reserve, the Company records a repurchase provision to provide for estimated losses from the sale or securitization of all mortgage loans, including these loans.

The loans eligible for repurchase from GNMA are in the Company’s servicing portfolio.  The Company monitors the delinquency of the servicing portfolio and directs the subservicer to mitigate losses on delinquent loans.  In October 2018, the Company sold $3.4 billion in UPB of GNMA MSRs substantially reducing the loans eligible for repurchase from GNMA.

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

The Company reviews its goodwill and intangible assets for impairment at least annually as of December 31 or more frequently if facts and circumstances indicate that it is more likely than not that the fair value of a reporting unit that has goodwill is less than its carrying value.  As of March 31, 2018, the Company performed an interim goodwill impairment evaluation for this reporting unit and determined that there was no impairment.  As previously disclosed in the Company’s quarterly and annual reports, CCM had continued to experience declines in mortgage refinancing originations and margin compression, primarily a result of sustained increases in market interest rates from a historically low interest rate environment. In addition, the business model of CCM had led to additional margin compression on conventional originations through adverse demand from investors, as a result of the borrowers propensity to refinance.

The CCM brand had also experienced a material loss in value resulting from 1) the aforementioned adverse treatment from capital market participants for loans produced by the reporting unit, 2) consumer uncertainty due to the use of a similar brand name by an unaffiliated financial services company and 3) substantial deterioration in brand awareness.  In light of these developments, a significant reduction in the anticipated future cash flows and estimated fair value for this reporting unit has occurred.

Using this updated information, as of June 30, 2018 the Company performed an impairment test to evaluate the CCM goodwill and intangible assets for impairment.  The Company compared the fair value of its net assets upon adoption of ASU 2017-04, using three methodologies (two income approaches and one market approach), to the carrying value and determined that its goodwill was impaired.  As a result, in the second quarter of 2018, the Company recorded an impairment charge of $74.7 million related to goodwill and $13.4 million related to intangible assets.  During the third quarter of 2018, CCM continued to experience a significant decline in origination volume and margin compression in excess of the Company’s updated projections from the second quarter of 2018, in addition to continued adverse treatment from capital markets for conventional originations from the reporting unit.  As a result, during the three months ended September 30, 2018, the Company recorded an impairment charge of $29.9 million related to goodwill and $4.9 million related to intangible assets.  The Company’s fair value estimates utilize significant unobservable inputs and thus represent Level 3 fair value measurements.

The following table presents the changes in the carrying amount of goodwill for the periods indicated:

Balance at December 31, 2017	$104,587
Aggregate impairment charges	(104,587)
Balance at September 30, 2018	$—

The following table presents the net carrying amount of the intangible assets acquired as part of the CCM acquisition for the periods indicated:

	Net Carrying Amount	Accumulated	Aggregate Impairment	Net Carrying Amount	Remaining
	at December 31, 2017	Amortization	Charges	at September 30, 2018	Life
Intangible assets:
Trademark	$14,035	$(585)	$(13,450)	$—	—
Customer relationships	6,027	(1,130)	(4,897)	—	—
Non-compete agreement	1,520	(1,140)	—	380	0.3
Total intangible assets acquired	$21,582	$(2,855)	$(18,347)	$380	0.3

Note 5.—Debt

Warehouse Borrowings

The Company, through its subsidiaries, enters into Master Repurchase Agreements with lenders providing warehouse facilities. The warehouse facilities are uncommitted facilities used to fund, and are secured by, residential mortgage loans from the time of funding until the time of settlement when sold to the investor.  In accordance with the terms of the Master Repurchase Agreements, the Company’s subsidiaries are required to maintain cash balances with the lender as additional collateral for the borrowings, which are included in restricted cash in the accompanying consolidated balance sheets.    At September 30, 2018, the Company was not in compliance with certain financial covenants and received the necessary waivers.

The following table presents certain information on warehouse borrowings and related accrued interest for the periods indicated:

	Maximum	Balance Outstanding At
	Borrowing	September 30,	December 31,
	Capacity	2018	2017	Maturity Date
Short-term borrowings:
Repurchase agreement 1	$150,000	$96,739	$100,630	June 14, 2019
Repurchase agreement 2 (1)	50,000	27,802	31,632	May 28, 2019
Repurchase agreement 3 (2)	225,000	73,162	154,020	December 21, 2018
Repurchase agreement 4	250,000	71,774	152,772	July 12, 2019
Repurchase agreement 5	175,000	30,511	88,920	January 31, 2019
Repurchase agreement 6	100,000	14,419	47,389	June 27, 2019
Repurchase agreement 7	50,000	745	—	December 26, 2018
Total warehouse borrowings	$1,000,000	$315,152	$575,363

(1)	In August 2018, the maturity of the line was extended to May 28, 2019 and the maximum borrowing capacity was increased to $50.0 million.
(2)	As of September 30, 2018 and December 31, 2017, $0.7 million and $41.8 million, respectively, are associated with finance receivables made to the Company’s warehouse customers.

MSR Financings

In February 2018, IMC (Borrower), amended the Line of Credit Promissory Note (FHLMC and GNMA Financing) originally entered into in August 2017, increasing the maximum borrowing capacity of the revolving line of credit to $50.0 million and extending the term to January 31, 2019.  In May 2018, the agreement was amended increasing the maximum borrowing capacity of the revolving line of credit to $60.0 million, increasing the borrowing capacity up to 60% of the fair market value of the pledged mortgage servicing rights and reducing the interest rate per annum to one-month LIBOR plus 3.0%.  As part of the May 2018 amendment, the obligations under the Line of Credit are secured by FHLMC and GNMA pledged mortgage servicing rights (subject to an acknowledge agreement) and is guaranteed by Integrated Real Estate Services, Corp.  At September 30, 2018, $42.5 million was outstanding under the FHLMC and GNMA Financing and was secured by $69.5 million of mortgage servicing rights.

On February 10, 2017, IMC (Borrower), entered into a Loan and Security Agreement (Agreement) with a lender providing for a revolving loan commitment of $40.0 million for a period of two years (FNMA Financing).  The Borrower is able to borrow up to 55% of the fair market value of FNMA pledged servicing rights.  Upon the two year anniversary of the Agreement, any amounts outstanding will automatically be converted into a term loan due and payable in full on the one year anniversary of the conversion date.  Interest payments are payable monthly and accrue interest at the rate per annum equal to one-month LIBOR plus 4.0% and the balance of the obligation may be prepaid at any time.  The Borrower initially drew down $35.1 million, and used a portion of the proceeds to pay off the Term Financing (approximately $30.1 million) originally entered into in June 2015 as discussed below.  The Borrower also paid the lender an origination fee of $100 thousand, which is deferred and amortized over the life of the FNMA Financing.  At September 30, 2018, $19.5 million was outstanding under the FNMA Financing and was secured by $70.4 million of mortgage servicing rights.

Convertible Notes

In May 2015, the Company issued $25.0 million Convertible Promissory Notes (2015 Convertible Notes). The 2015 Convertible Notes mature on or before May 9, 2020 and accrue interest at a rate of 7.5% per annum, to be paid quarterly. The Company had approximately $50 thousand in transaction costs, which were deferred and amortized over the life of the 2015 Convertible Notes.

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

Long-term Debt

Junior Subordinated Notes

The Company carries its Junior Subordinated Notes at estimated fair value as more fully described in Note 7.—Fair Value of Financial Instruments. The following table shows the remaining principal balance and fair value of junior subordinated notes issued as of September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
Junior Subordinated Notes (1)	$62,000	$62,000
Fair value adjustment	(15,262)	(17,018)
Total Junior Subordinated Notes	$46,738	$44,982

(1)	Stated maturity of March 2034; requires quarterly interest payments at a variable rate of 3‑month LIBOR plus 3.75% per annum.

Note 6.—Securitized Mortgage Trusts

Securitized Mortgage Trust Assets

Securitized mortgage trust assets, which are recorded at their estimated fair value, are comprised of the following at September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
Securitized mortgage collateral	$3,302,192	$3,662,008
Real estate owned (REO)	9,593	8,542
Total securitized mortgage trust assets	$3,311,785	$3,670,550

Securitized Mortgage Trust Liabilities

Securitized mortgage trust liabilities, which are recorded at their estimated fair value, are comprised of the following at September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
Securitized mortgage borrowings	$3,296,242	$3,653,265

Changes in fair value of net trust assets, including trust REO gains and losses, are comprised of the following for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Change in fair value of net trust assets, excluding REO	$(666)	$(4,479)	$(3,190)	$(1,906)
(Losses) gains from REO	(649)	2,734	(46)	8,484
Change in fair value of net trust assets, including trust REO gains (losses)	$(1,315)	$(1,745)	$(3,236)	$6,578

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

FASB ASC 825 requires disclosure of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate such fair values. The following table presents the estimated fair value of financial instruments included in the consolidated financial statements as of the dates indicated:

	September 30, 2018				December 31, 2017
	Carrying	Estimated Fair Value			Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$29,217	$29,217	$—	$—	$33,223	$33,223	$—	$—
Restricted cash	4,440	4,440	—	—	5,876	5,876	—	—
Mortgage loans held-for-sale	344,681	—	344,681	—	568,781	—	568,781	—
Finance receivables	731	—	731	—	41,777	—	41,777	—
Mortgage servicing rights	181,005	—	—	181,005	154,405	—	—	154,405
Derivative assets, lending, net	4,352	—	534	3,818	4,777	—	420	4,357
Securitized mortgage collateral	3,302,192	—	—	3,302,192	3,662,008	—	—	3,662,008

Liabilities
Warehouse borrowings	$315,152	$—	$315,152	$—	$575,363	$—	$575,363	$—
MSR financings	62,000	—	—	62,000	35,133	—	—	35,133
Convertible notes	24,982	—	—	24,982	24,974	—	—	24,974
Contingent consideration	—	—	—	—	554	—	—	554
Long-term debt	46,738	—	—	46,738	44,982	—	—	44,982
Securitized mortgage borrowings	3,296,242	—	—	3,296,242	3,653,265	—	—	3,653,265

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

As a result of the lack of observable market data resulting from inactive markets, the Company has classified its investment securities available-for-sale, mortgage servicing rights, securitized mortgage collateral and borrowings, derivative assets and liabilities (trust and IRLCs), and long-term debt as Level 3 fair value measurements. Level 3 assets and liabilities measured at fair value on a recurring basis were approximately 91% and 99% and 87% and 99%, respectively, of total assets and total liabilities measured at estimated fair value at September 30, 2018 and December 31, 2017.

Recurring Fair Value Measurements

The Company assesses the financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by ASC Topic 810. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the beginning of the reporting period. There were no material transfers between Level 1 and Level 2 classified instruments during the nine months ended September 30, 2018.

The following tables present the Company’s assets and liabilities that are measured at estimated fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option at September 30, 2018 and December 31, 2017, based on the fair value hierarchy:

	Recurring Fair Value Measurements
	September 30, 2018			December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Mortgage loans held-for-sale	$—	$344,681	$—	$—	$568,781	$—
Derivative assets, lending, net (1)	—	534	3,818	—	420	4,357
Mortgage servicing rights	—	—	181,005	—	—	154,405
Securitized mortgage collateral	—	—	3,302,192	—	—	3,662,008
Total assets at fair value	$—	$345,215	$3,487,015	$—	$569,201	$3,820,770
Liabilities
Securitized mortgage borrowings	$—	$—	$3,296,242	$—	$—	$3,653,265
Long-term debt	—	—	46,738	—	—	44,982
Contingent consideration	—	—	—	—	—	554
Total liabilities at fair value	$—	$—	$3,342,980	$—	$—	$3,698,801

(1)

At September 30, 2018, derivative assets, lending, net included $3.8 million in IRLCs and $534 thousand in hedging instruments, respectively, and is included in other assets in the accompanying consolidated balance sheets. At December 31, 2017, derivative assets, lending, net included $4.4 million in IRLCs and $420 thousand in hedging instruments, respectively, and is included in other assets in the accompanying consolidated balance sheets.

The following tables present reconciliations for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2018 and 2017:

	Level 3 Recurring Fair Value Measurements
	For the Three Months Ended September 30, 2018

				Interest
	Securitized	Securitized	Mortgage	rate lock	Long-
	mortgage	mortgage	servicing	commitments,	term
	collateral	borrowings	rights	net	debt
Fair value, June 30, 2018	$3,401,037	$(3,393,721)	$180,733	$4,538	$(45,787)
Total gains (losses) included in earnings:
Interest income (1)	7,097	—	—	—	—
Interest expense (1)	—	(13,487)	—	—	(191)
Change in fair value	59,727	(60,393)	(5,445)	(720)	(785)
Change in fair value of instrument specific credit risk	—	—	—	—	25	(2)
Total gains (losses) included in earnings	66,824	(73,880)	(5,445)	(720)	(951)
Transfers in and/or out of Level 3	—	—	—	—	—
Purchases, issuances and settlements:
Purchases	—	—	—	—	—
Issuances	—	—	5,717	—	—
Settlements	(165,669)	171,359	—	—	—
Fair value, September 30, 2018	$3,302,192	$(3,296,242)	$181,005	$3,818	$(46,738)
Unrealized (losses) gains still held (3)	$(403,516)	$2,592,866	$181,005	$3,818	$15,262

(1)

Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. Net interest income, including cash received and paid, was $1.9 million for three months ended September 30, 2018. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations and comprehensive (loss) earnings is primarily from contractual interest on the securitized mortgage collateral and borrowings.

(2)

Amount represents the change in instrument specific credit risk in other comprehensive earnings in the consolidated statements of operations and comprehensive (loss) earnings as required by the adoption of ASU 2016-01 on January 1, 2018.

(3)	Represents the amount of unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held and reflected in the fair values at September 30, 2018.

	Level 3 Recurring Fair Value Measurements
	For the Three Months Ended September 30, 2017

				Interest
	Securitized	Securitized	Mortgage	rate lock	Long-
	mortgage	mortgage	servicing	commitments,	term	Contingent
	collateral	borrowings	rights	net	debt	consideration
Fair value, June 30, 2017	$3,776,184	$(3,767,519)	$152,273	$9,546	$(44,536)	$(14,926)
Total gains (losses) included in earnings:
Interest income (1)	9,979	—	—	—	—	—
Interest expense (1)	—	(30,810)	—	—	(129)	—
Change in fair value	118,384	(122,863)	(11,177)	2,469	104	4,402
Total gains (losses) included in earnings	128,363	(153,673)	(11,177)	2,469	(25)	4,402
Transfers in and/or out of Level 3	—	—	—	—	—	—
Purchases, issuances and settlements:
Purchases	—	—	—	—	—	—
Issuances	—	—	17,854	—	—	—
Settlements	(146,407)	169,361	—	—	—	4,708
Fair value, September 30, 2017	$3,758,140	$(3,751,831)	$158,950	$12,015	$(44,561)	$(5,816)
Unrealized (losses) gains still held (2)	$(580,845)	$2,734,962	$158,950	$12,015	$(17,439)	$(5,816)

(1)

Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. Net interest income, including cash received and paid, was $2.0 million for the three months ended September 30, 2017.  The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations and comprehensive (loss) earnings is primarily from contractual interest on the securitized mortgage collateral and borrowings.

(2)	Represents the amount of unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held and reflected in the fair values at September 30, 2017.

The following tables present reconciliations for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2018 and 2017:

	Level 3 Recurring Fair Value Measurements
	For the Nine Months Ended September 30, 2018

				Interest
	Securitized	Securitized	Mortgage	rate lock	Long-
	mortgage	mortgage	servicing	commitments,	term		Contingent
	collateral	borrowings	rights	net	debt		consideration
Fair value, December 31, 2017	$3,662,008	$(3,653,265)	$154,405	$4,357	$(44,982)		$(554)
Total gains (losses) included in earnings:
Interest income (1)	24,071	—	—	—	—		—
Interest expense (1)	—	(50,684)	—	—	(513)		—
Change in fair value	39,658	(42,848)	4,127	(539)	697		—
Change in fair value of instrument specific credit risk	—	—	—	—	(1,940)	(2)	—
Total gains (losses) included in earnings	63,729	(93,532)	4,127	(539)	(1,756)		—
Transfers in and/or out of Level 3	—	—	—	—	—		—
Purchases, issuances and settlements:
Purchases	—	—	—	—	—		—
Issuances	—	—	22,473	—	—		—
Settlements	(423,545)	450,555	—	—	—		554
Fair value, September 30, 2018	$3,302,192	$(3,296,242)	$181,005	$3,818	$(46,738)		$—

(1)

Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. Net interest income, including cash received and paid, was $5.9 million for nine months ended September 30, 2018. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations and comprehensive (loss) earnings is primarily from contractual interest on the securitized mortgage collateral and borrowings.

(2)

Amount represents the change in instrument specific credit risk in other comprehensive earnings in the consolidated statements of operations and comprehensive (loss) earnings as required by the adoption of ASU 2016-01 on January 1, 2018.

	Level 3 Recurring Fair Value Measurements
	For the Nine Months Ended September 30, 2017

				Interest
	Securitized	Securitized	Mortgage	rate lock	Long-
	mortgage	mortgage	servicing	commitments,	term	Contingent
	collateral	borrowings	rights	net	debt	consideration
Fair value, December 31, 2016	$4,021,891	$(4,017,603)	$131,537	$11,169	$(47,207)	$(31,072)
Total gains (losses) included in earnings:
Interest income (1)	39,564	—	—	—	—	—
Interest expense (1)	—	(108,010)	—	—	(631)	—
Change in fair value	219,604	(221,510)	(20,038)	846	(2,657)	9,104
Total gains (losses) included in earnings	259,168	(329,520)	(20,038)	846	(3,288)	9,104
Transfers in and/or out of Level 3	—	—	—	—	—	—
Purchases, issuances and settlements:
Purchases	—	—	5,618	—	—	—
Issuances	—	—	42,728	—	—	—
Settlements	(522,919)	595,292	(895)	—	5,934	16,152
Fair value, September 30, 2017	$3,758,140	$(3,751,831)	$158,950	$12,015	$(44,561)	$(5,816)

(1)

Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. Net interest income, including cash received and paid, was $6.1 million for the nine months ended September 30, 2017.  The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations and comprehensive (loss) earnings is primarily from contractual interest on the securitized mortgage collateral and borrowings.

The following table presents quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring and nonrecurring basis at September 30, 2018:

	Estimated	Valuation	Unobservable	Range of	Weighted
Financial Instrument	Fair Value	Technique	Input	Inputs	Average
Assets and liabilities backed by real estate
Securitized mortgage collateral, and	$3,302,192	DCF	Prepayment rates	2.3 - 21.0%	6.9%
Securitized mortgage borrowings	(3,296,242)		Default rates	0.01 - 4.0%	1.5%
			Loss severities	6.6 - 86.7%	41.4%
			Discount rates	3.0 - 25.0%	4.2%
Other assets and liabilities
Mortgage servicing rights	$181,005	DCF	Discount rate	9.0 - 15.2%	10.2%
			Prepayment rates	6.7 - 88.8%	9.3%
Derivative assets - IRLCs, net	3,818	Market pricing	Pull-through rate	8.6 - 99.9%	74.6%
Long-term debt	(46,738)	DCF	Discount rate	10.0%	10.0%

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

The following tables present the changes in recurring fair value measurements included in net earnings for the three months ended September 30, 2018 and 2017:

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Earnings
	For the Three Months Ended September 30, 2018
			Change in Fair Value of
	Interest	Interest	Net Trust	Long-term	Other Revenue	Gain on Sale
	Income (1)	Expense (1)	Assets	Debt	and Expense	of Loans, net	Total
Securitized mortgage collateral	$7,097	$—	$59,727	$—	$—	$—	$66,824
Securitized mortgage borrowings	—	(13,487)	(60,393)	—	—	—	(73,880)
Long-term debt	—	(191)	—	(785)	—	—	(976)
Mortgage servicing rights (2)	—	—	—	—	(5,445)	—	(5,445)
Mortgage loans held-for-sale	—	—	—	—	—	(6,901)	(6,901)
Derivative assets — IRLCs	—	—	—	—	—	(720)	(720)
Derivative liabilities — Hedging Instruments	—	—	—	—	(331)	1,044	713
Total	$7,097	$(13,678)	$(666)	$(785)	$(5,776)	$(6,577)	$(20,385)
(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
(2)	Included in loss on MSRs, net in the consolidated statements of operations and comprehensive (loss) earnings.

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Earnings
	For the Three Months Ended September 30, 2017
			Change in Fair Value of
	Interest	Interest	Net Trust	Long-term	Other	Gain on Sale
	Income (1)	Expense (1)	Assets	Debt	Revenue	of Loans, net	Total
Securitized mortgage collateral	$9,979	$—	$118,384	$—	$—	$—	$128,363
Securitized mortgage borrowings	—	(30,810)	(122,863)	—	—	—	(153,673)
Long-term debt	—	(129)	—	104	—	—	(25)
Mortgage servicing rights (2)	—	—	—	—	(11,177)	—	(11,177)
Contingent consideration	—	—	—	—	4,402	—	4,402
Mortgage loans held-for-sale	—	—	—	—	—	(1,336)	(1,336)
Derivative assets — IRLCs	—	—	—	—	—	2,469	2,469
Derivative liabilities — Hedging Instruments	—	—	—	—	(214)	(758)	(972)
Total	$9,979	$(30,939)	$(4,479)	$104	$(6,989)	$375	$(31,949)

(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
(2)	Included in loss on MSRs, net in the consolidated statements of operations and comprehensive (loss) earnings.

The following tables present the changes in recurring fair value measurements included in net earnings for the nine months ended September 30, 2018 and 2017:

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Earnings
	For the Nine Months Ended September 30, 2018
			Change in Fair Value of
	Interest	Interest	Net Trust		Long-term	Other Revenue	Gain on Sale
	Income (1)	Expense (1)	Assets		Debt	and Expense	of Loans, net	Total
Securitized mortgage collateral	$24,071	$—	$39,658		$—	$—	$—	$63,729
Securitized mortgage borrowings	—	(50,684)	(42,848)		—	—	—	(93,532)
Long-term debt	—	(513)	—		697	—	—	184
Mortgage servicing rights (2)	—	—	—		—	4,127	—	4,127
Mortgage loans held-for-sale	—	—	—		—	—	(12,182)	(12,182)
Derivative assets — IRLCs	—	—	—		—	—	(539)	(539)
Derivative liabilities — Hedging Instruments	—	—	—		—	(85)	198	113
Total	$24,071	$(51,197)	$(3,190)	(3)	$697	$4,042	$(12,523)	$(38,100)

(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
(2)	Included in loss on MSRs, net in the consolidated statements of operations and comprehensive (loss) earnings.
(3)	For the nine months ended September 30, 2018, change in the fair value of net trust assets, excluding REO was $3.2 million.

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Earnings
	For the Nine Months Ended September 30, 2017
			Change in Fair Value of
	Interest	Interest	Net Trust		Long-term	Other Revenue	Gain on Sale
	Income (1)	Expense (1)	Assets		Debt	and Expense	of Loans, net	Total
Securitized mortgage collateral	$39,564	$—	$219,604		$—	$—	$—	$259,168
Securitized mortgage borrowings	—	(108,010)	(221,510)		—	—	—	(329,520)
Long-term debt	—	(631)	—		(2,657)	—	—	(3,288)
Mortgage servicing rights (2)	—	—	—		—	(20,038)	—	(20,038)
Contingent consideration	—	—	—		—	9,104	—	9,104
Mortgage loans held-for-sale	—	—	—		—	—	8,262	8,262
Derivative assets — IRLCs	—	—	—		—	—	846	846
Derivative liabilities — Hedging Instruments	—	—	—		—	(296)	1,616	1,320
Total	$39,564	$(108,641)	$(1,906)	(3)	$(2,657)	$(11,230)	$10,724	$(74,146)

(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
(2)	Included in loss on MSRs, net in the consolidated statements of operations and comprehensive (loss) earnings.
(3)	For the nine months ended September 30, 2017, change in the fair value of net trust assets, excluding REO was $1.9 million.

The following is a description of the measurement techniques for items recorded at estimated fair value on a recurring basis.

Mortgage servicing rights—The Company elected to carry its MSRs arising from its mortgage loan origination operation at estimated fair value. The fair value of MSRs is based upon market prices for similar instruments and a discounted cash flow model. The valuation model incorporates assumptions that market participants would use in estimating the fair value of servicing. These assumptions include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, prepayment and late fees, among other considerations. Mortgage servicing rights are considered a Level 3 measurement at September 30, 2018.

Mortgage loans held-for-sale—The Company elected to carry its mortgage loans held-for-sale originated or acquired at estimated fair value. Fair value is based on quoted market prices, where available, prices for other traded mortgage loans with similar characteristics, and purchase commitments and bid information received from market participants. Given the meaningful level of secondary market activity for mortgage loans, active pricing is available for similar assets and accordingly, the Company classifies its mortgage loans held-for-sale as a Level 2 measurement at September 30, 2018.

Securitized mortgage collateral—The Company elected to carry its securitized mortgage collateral at fair value. These assets consist primarily of non-conforming mortgage loans securitized between 2002 and 2007. Fair value measurements are based on the Company’s internal models used to compute the net present value of future expected cash flows with observable market participant assumptions, where available. The Company’s assumptions include its expectations of inputs that other market participants would use in pricing these assets. These assumptions include judgments about the underlying collateral, prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of September 30, 2018, securitized mortgage collateral had UPB of $3.7 billion, compared to an estimated fair value on the Company’s balance sheet of $3.3 billion. The aggregate UPB exceeds the fair value by $0.4 billion at September 30, 2018. As of September 30, 2018, the UPB of loans 90 days or more past due was $0.4 billion compared to an estimated fair value of $0.2 billion. The aggregate UPB of loans 90 days or more past due exceed the fair value by $0.2 billion at September 30, 2018. Securitized mortgage collateral is considered a Level 3 measurement at September 30, 2018.

Securitized mortgage borrowings—The Company elected to carry its securitized mortgage borrowings at fair value. These borrowings consist of individual tranches of bonds issued by securitization trusts and are primarily backed by non-conforming mortgage loans. Fair value measurements include the Company’s judgments about the underlying collateral and assumptions such as prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of September 30, 2018, securitized mortgage borrowings had an outstanding principal balance of $3.7 billion, net of $2.2 billion in bond losses, compared to an estimated fair value of $3.3 billion. The aggregate outstanding principal balance exceeds the fair value by $0.4 billion at September 30, 2018. Securitized mortgage borrowings are considered a Level 3 measurement at September 30, 2018.

Contingent consideration—Contingent consideration was applicable to the acquisition of CCM and was estimated and recorded at fair value at the acquisition date as part of purchase price consideration.  Additionally, each reporting period, the Company estimated the change in fair value of the contingent consideration and any change in fair value is recognized in the Company’s consolidated statements of operations and comprehensive (loss) earnings if it is determined to not be a measurement period adjustment.  The estimate of the fair value of contingent consideration required significant judgment and assumptions to be made about future operating results, discount rates and probabilities of various projected operating result scenarios. In the fourth quarter of 2017, the earn-out period ended and the remaining $554 thousand in contingent consideration payments were paid during the three months ended March 31, 2018. Contingent consideration was considered a Level 3 measurement at September 30, 2017, and as of September 30, 2018, we have no further obligations related to contingent consideration.

Long-term debt—The Company elected to carry its remaining long-term debt (consisting of junior subordinated notes) at fair value. These securities are measured based upon an analysis prepared by management, which considered the Company’s own credit risk, including settlements with trust preferred debt holders and discounted cash flow analysis. As of September 30, 2018, long-term debt had UPB of $62.0 million compared to an estimated fair value of $46.7 million. The aggregate UPB exceeds the fair value by $15.3 million at September 30, 2018. The long-term debt is considered a Level 3 measurement at September 30, 2018.

Derivative assets and liabilities, lending—The Company’s derivative assets and liabilities are carried at fair value as required by GAAP and are accounted for as free standing derivatives. The derivatives include IRLCs with prospective residential mortgage borrowers whereby the interest rate on the loan is determined prior to funding and the borrowers have locked in that interest rate. These commitments are determined to be derivative instruments in accordance with GAAP. The derivatives also include hedging instruments (typically TBA MBS) used to hedge the fair value changes associated with changes in interest rates relating to its mortgage lending originations as well as mortgage servicing rights. The Company hedges the period from the interest rate lock (assuming a fall-out factor) to the date of the loan sale. The estimated fair value of IRLCs are based on underlying loan types with similar characteristics using the TBA MBS market, which is actively quoted and easily validated through external sources. The data inputs used in this valuation include, but are not limited to, loan type, underlying loan amount, note rate, loan program and expected sale date of the loan, adjusted for current market conditions. These valuations are adjusted at the loan level to consider the servicing release premium and loan pricing adjustments specific to each loan. For all IRLCs, the base value is then adjusted for the anticipated Pull-through Rate. The anticipated Pull-through Rate is an unobservable input based on historical experience, which results in classification of IRLCs as a Level 3 measurement at September 30, 2018.

The fair value of the Hedging Instruments is based on the actively quoted TBA MBS market using observable inputs related to characteristics of the underlying MBS stratified by product, coupon and settlement date. Therefore, the Hedging Instruments are classified as a Level 2 measurement at September 30, 2018.

The following table includes information for the derivative assets and liabilities, lending for the periods presented:

			Total Gains (Losses)		Total Gains (Losses)
	Notional Amount		For the Three Months Ended		For the Nine Months Ended
	September 30,	December 31,	September 30,		September 30,
	2018	2017	2018	2017	2018	2017
Derivative – IRLC's (1)	$236,115	$398,225	$(720)	$2,469	$(539)	$846
Derivative – TBA MBS (2)	155,205	687,500	759	(2,570)	10,034	(3,941)

(1)	Amounts included in gain on sale of loans, net within the accompanying consolidated statements of operations and comprehensive (loss) earnings.
(2)	Amounts included in gain on sale of loans, net and gain (loss) on mortgage servicing rights, net within the accompanying consolidated statements of operations and comprehensive (loss) earnings.

Nonrecurring Fair Value Measurements

The Company is required to measure certain assets and liabilities at estimated fair value from time to time. These fair value measurements typically result from the application of specific accounting pronouncements under GAAP. The fair value measurements are considered nonrecurring fair value measurements under FASB ASC 820-10.

The following tables present financial and non-financial assets and liabilities measured using nonrecurring fair value measurements at September 30, 2018 and 2017, respectively:

	Nonrecurring Fair Value Measurements			Total Losses (1)	Total Losses (1)
	September 30, 2018			For the Three Months Ended	For the Nine Months Ended
	Level 1	Level 2	Level 3	September 30, 2018	September 30, 2018
REO (2)	$—	$1,982	$—	$(649)	$(46)
Deferred charge (3)	—	—	—	—	—
Intangible assets	—	—	380	(4,897)	(18,347)
Goodwill	—	—	—	(29,925)	(104,587)

(1)	Total losses reflect losses from all nonrecurring measurements during the period.
(2)

Balance represents REO at September 30, 2018, which have been impaired subsequent to foreclosure. For the three and nine months ended September 30, 2018, the Company recorded $649 thousand and $46 thousand, respectively, in losses related to changes in net realizable value (NRV) of properties.  Losses represent impairment of the NRV attributable to an increase in state specific loss severities on properties held during the period, which resulted in a decrease to NRV.

(3)	With the adoption of ASU 2016-16 on January 1, 2018, $7.8 million in deferred charge was eliminated with a cumulative effect adjustment to opening retained earnings.

	Nonrecurring Fair Value Measurements			Total Gains (Losses) (1)	Total Gains (Losses) (1)
	September 30, 2017			For the Three Months Ended	For the Nine Months Ended
	Level 1	Level 2	Level 3	September 30, 2017	September 30, 2017
REO (2)	$—	$2,870	$—	$2,734	$8,484
Deferred charge (3)	—	—	8,094	(71)	(591)

(1)	Total gains (losses) reflect losses from all nonrecurring measurements during the period.
(2)

Balance represents REO at September 30, 2017 which has been impaired subsequent to foreclosure. For the three and nine months ended September 30,  2017, the Company recorded $2.7 million and $8.5 million, respectively, in gains which represent recovery of the NRV attributable to an improvement in state specific loss severities on properties held during the period which resulted in an increase to NRV.

(3)

For the three and nine months ended September 30, 2017, the Company recorded $71 thousand and $591 thousand in income tax expense resulting from impairment write-downs of deferred charge based on changes in estimated cash flows and lives of the related mortgages retained in the securitized mortgage collateral.

Real estate owned—REO consists of residential real estate acquired in satisfaction of loans. Upon foreclosure, REO is adjusted to the estimated fair value of the residential real estate less estimated selling and holding costs, offset by expected contractual mortgage insurance proceeds to be received, if any. Subsequently, REO is recorded at the lower of carrying value or estimated fair value less costs to sell. REO balance representing REOs which have been impaired subsequent to foreclosure are subject to nonrecurring fair value measurement and included in the nonrecurring fair value measurements tables. Fair values of REO are generally based on observable market inputs, and are considered Level 2 measurements at September 30, 2018.

Deferred charge— Deferred charge represented the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH in prior years. The Company evaluated the deferred charge for impairment quarterly using internal estimates of estimated cash flows and lives of the related mortgages retained in the securitized mortgage collateral. If the deferred charge was determined to be impaired, it was recognized as a component of income tax expense.  On January 1, 2018, the Company adopted ASU 2016-16, which resulted in a $7.8 million cumulative effect adjustment to opening retained earnings eliminating the remaining deferred charge on the balance sheet.  Deferred charge was considered a Level 3 measurement at September 30, 2018.

Intangible assets— The methodology used to determine the fair value as well as measure potential impairment of trademarks includes assumptions with inherent uncertainty, including projected sales volumes and related projected revenues, long-term growth rates, royalty rates that a market participant might assume and judgments regarding the factors to develop an applied discount rate. The carrying value of intangible assets is at risk of impairment if future projected usage, revenues or long-term growth rates are lower than those currently projected, or if factors used in the development of a discount rate result in the application of a higher discount rate.  As the results of the Company’s testing indicated that the carrying values of certain of these assets would not be recoverable, we recorded intangible asset impairment of approximately $4.9 million during the quarter ended September 30, 2018. The intangible assets are considered Level 3 nonrecurring fair value measurements at September 30, 2018.

Goodwill— For goodwill, the determination of fair value of a reporting unit involves, among other things, application of various approaches, which include developing forecasts of future cash flows with a number of assumptions including but not limited to, origination and margin projections, growth and terminal value projections, and judgements regarding the factors to develop discount rates and cost of capital. The Company reviews its goodwill for impairment at least annually as of December 31 or more frequently if facts and circumstances indicate that it is more likely than not that the fair value of a reporting unit that has goodwill is less than its carrying value. The Company compared the fair value of its net assets using three methodologies (two income approaches and one market approach), to the carrying value and determined that its goodwill was impaired.  As a result, we recorded an impairment charge of $29.9 million related to goodwill during the quarter ended September 30, 2018.  Goodwill is considered a Level 3 nonrecurring fair value measurement at September 30, 2018.

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

The Company recorded income tax expense of $12 thousand and $4.3 million for the three and nine months ended September 30, 2018, respectively. Tax expense for the three months ended September 30, 2018 is primarily the result of state income taxes from states where the Company does not have net operating loss carryforwards or state minimum taxes, including AMT.  Tax expense for the nine months ended September 30, 2018 is primarily the result of an increase in the valuation allowance eliminating the net deferred tax asset and state income taxes from states where the Company does not have net operating loss carryforwards or state minimum taxes, including AMT.

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

The deferred charge represents the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH prior to 2008. The deferred charge amortization and/or impairment, which does not result in any tax liability to be paid, is calculated based on the change in the estimated fair value of the underlying securitized mortgage collateral during the period. Prior to the adoption of ASU 2016-16 on January 1, 2018, the deferred charge was included in other assets in the accompanying consolidated balance sheets and was amortized as a component of income tax expense in the accompanying consolidated statements of operations and comprehensive (loss) earnings.

As of December 31, 2017, the Company had estimated federal net operating loss (NOL) carryforwards of approximately $619.5 million. Federal NOL carryforwards begin to expire in 2027.  As of December 31, 2017, the Company had estimated California NOL carryforwards of approximately $431.6 million, which begin to expire in 2028.  The Company may not be able to realize the maximum benefit due to the nature and tax entities that holds the NOL.

Note 9.—Reconciliation of (Loss) Earnings Per Share

Basic net (loss) earnings per share is computed by dividing net (loss) earnings available to common stockholders (numerator) by the weighted average number of vested, common shares outstanding during the period (denominator). Diluted net (loss) earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding plus the effect of dilutive potential common shares outstanding during the period using the if-converted method. Dilutive potential common shares include shares issuable upon conversion of Convertible Notes, dilutive effect of outstanding stock options and deferred stock units (DSUs).

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator for basic (loss) earnings per share:
Net (loss) earnings	$(45,445)	$2,317	$(138,970)	$13,384

Numerator for diluted (loss) earnings per share:
Net (loss) earnings	$(45,445)	$2,317	$(138,970)	$13,384
Interest expense attributable to convertible notes (1)	—	—	—	1,158
Net (loss) earnings plus interest expense attributable to convertible notes	$(45,445)	$2,317	$(138,970)	$14,542

Denominator for basic (loss) earnings per share (2):
Basic weighted average common shares outstanding during the period	21,071	20,916	20,996	18,928

Denominator for diluted (loss) earnings per share (2):
Basic weighted average common shares outstanding during the period	21,071	20,916	20,996	18,928
Net effect of dilutive convertible notes (1)	—	—	—	1,163
Net effect of dilutive stock options and DSU’s	—	279	—	290
Diluted weighted average common shares	21,071	21,195	20,996	20,381
Net (loss) earnings per common share:
Basic	$(2.16)	$0.11	$(6.62)	$0.71
Diluted	$(2.16)	$0.11	$(6.62)	$0.71

(1)

Adjustments to diluted (loss) earnings per share for the convertible notes for the three and nine months ended September 30, 2018 and three months ended September 30, 2017 were excluded from the calculation, as they are anti-dilutive.

(2)	Number of shares presented in thousands.

At September 30, 2018, there were 1.2 million shares attributable to the Convertible Notes and 1.2 million stock options outstanding which were anti-dilutive. At September 30, 2017, there were 1.2 million anti-dilutive stock options outstanding.

Note 10.—Segment Reporting

The Company has three primary reporting segments which include mortgage lending, long-term mortgage portfolio and real estate services. Unallocated corporate and other administrative costs, including the costs associated with being a public company, are presented in Corporate and other.

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
Three Months Ended September 30, 2018:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$13,673	$—	$—	$—	$13,673
Real estate services fees, net	—	711	—	—	711
Servicing fees, net	10,124	—	—	—	10,124
Loss on mortgage servicing rights, net	(5,192)	—	—	—	(5,192)
Other revenue	—	—	195	(124)	71
Intangible asset impairment	(4,897)	—	—	—	(4,897)
Goodwill impairment	(29,925)	—	—	—	(29,925)
Other operating expense	(21,452)	(372)	(146)	(6,339)	(28,309)
Other income (expense)	133	—	(1,363)	(459)	(1,689)
Net (loss) earnings before income tax expense	$(37,536)	$339	$(1,314)	$(6,922)	(45,433)
Income tax expense					12
Net loss					$(45,445)

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
Three Months Ended September 30, 2017:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$42,476	$—	$—	$—	$42,476
Real estate services fees, net	—	1,355	—	—	1,355
Servicing fees, net	8,492	—	—	—	8,492
Loss on mortgage servicing rights, net	(10,513)	—	—	—	(10,513)
Other revenue	—	—	81	185	266
Accretion of contingent consideration	(396)	—	—	—	(396)
Change in fair value of contingent consideration	4,798	—	—	—	4,798
Loss on extinguishment of debt	—	—	—	—	—
Other operating expense	(36,663)	(797)	(67)	(4,435)	(41,962)
Other income (expense)	1,107	—	(722)	(480)	(95)
Net earnings (loss) before income tax expense	$9,301	$558	$(708)	$(4,730)	$4,421
Income tax expense					2,104
Net earnings					$2,317

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
Nine Months Ended September 30, 2018:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$53,896	$—	$—	$—	$53,896
Real estate services fees, net	—	3,134	—	—	3,134
Servicing fees, net	29,445	—	—	—	29,445
Gain on mortgage servicing rights, net	2,682	—	—	—	2,682
Other revenue	—	—	381	(103)	278
Intangible asset impairment	(18,347)	—	—	—	(18,347)
Goodwill impairment	(104,587)	—	—	—	(104,587)
Other operating expense	(81,985)	(1,601)	(322)	(16,673)	(100,581)
Other income (expense)	771	—	10	(1,343)	(562)
Net (loss) earnings before income tax expense	$(118,125)	$1,533	$69	$(18,119)	(134,642)
Income tax expense					4,328
Net loss					$(138,970)

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
Nine Months Ended September 30, 2017:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$116,602	$—	$—	$—	$116,602
Real estate services fees, net	—	4,492	—	—	4,492
Servicing fees, net	23,575	—	—	—	23,575
Loss on mortgage servicing rights, net	(18,159)	—	—	—	(18,159)
Other revenue	19	—	209	313	541
Accretion of contingent consideration	(1,948)	—	—	—	(1,948)
Change in fair value of contingent consideration	11,052	—	—	—	11,052
Loss on extinguishment of debt	—	—	(1,265)	—	(1,265)
Other operating expense	(109,979)	(2,534)	(253)	(12,176)	(124,942)
Other income (expense)	2,096	—	6,673	(1,758)	7,011
Net earnings (loss) before income tax expense	$23,258	$1,958	$5,364	$(13,621)	$16,959
Income tax expense					3,575
Net earnings					$13,384

	Mortgage	Real Estate	Long-term	Corporate
Balance Sheet Items as of:	Lending	Services	Portfolio	and other	Consolidated
Total Assets at September 30, 2018 (1)	$656,945	$995	$3,311,872	$7,890	$3,977,702
Total Assets at December 31, 2017 (1)	$992,983	$251	$3,678,377	$10,089	$4,681,700

(1)	All segment asset balances exclude intercompany balances.

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

The legal matter updates summarized below are ongoing and may have an effect on the Company’s business and future financial condition and results of operations:

On or about April 20, 2011, an action was filed entitled Federal Home Loan Bank of Boston v. Ally Financial Inc., et al., naming IMH Assets Corp, IFC, the Company, and ISAC as defendants. The complaint alleges misrepresentations in the materials used to market mortgage‑backed securities that the plaintiff purchased and seeks damages and attorney’s fees in an amount to be established at time of trial.  In  August 2018, the plaintiff and Impac defendants entered into a settlement agreement to resolve all claims among them in the action.

On December 7, 2011, a purported class action was filed in the Circuit Court of Baltimore City, entitled Timm, v. Impac Mortgage Holdings, Inc., purportedly on behalf of holders of the Company’s 9.375% Series B Cumulative Redeemable Preferred Stock (Preferred B) and 9.125% Series C Cumulative Redeemable Preferred Stock (Preferred C) who did not tender their stock in connection with the Company’s 2009 completion of its Offer to Purchase and Consent Solicitation. The action sought the payment of certain quarterly dividends for the Preferred B and C holders, the unwinding of the consents, and reinstatement of all rights under the 2004 Preferred Stock Articles Supplementary, including the cumulative dividend on the Preferred B and C stock, and the election of two directors by the Preferred B and C holders. The action also sought punitive damages and legal expenses. On July 16, 2018, the Court entered a Judgement Order whereby it (1) declared and entered judgment in favor of all defendants on all claims related to the Preferred C holders and all claims against all individual defendants thereby affirming the validity of the 2009 amendments to the Series B Articles Supplementary; (2) declared its interpretation of the voting provision language in the Preferred B Articles Supplementary to mean that consent of two-thirds of the Preferred B stockholders was required to approve the 2009 amendments to the Preferred B Articles Supplementary, which consent was not obtained, thus rendering the amendments invalid and leaving the 2004 Preferred B Articles Supplementary in effect; (3) ordered the Company to hold a special election within sixty days for the Preferred B stockholders to elect two directors to the Board of Directors pursuant to the 2004 Preferred B Articles Supplementary (which Directors will remain on the Company’s Board of Directors until such time as all accumulated dividends on the Preferred B have been paid or set aside for payment) and, (4) declared that the Company is required to pay three quarters of dividends on the Preferred B stock under the 2004 Articles Supplementary (approximately, $1.2 million, but did not order the Company to make any payment at this time). The Court declined to certify any class pending the outcome of appeals and certified its Judgment Order for immediate appeal.  On August 6, 2018, the Company filed its notice of appeal. On August 9, 2018, the Company filed a motion to stay the court’s order for the Company to hold an election of two directors to its Board of Directors, and on August 20, 2018, plaintiff Timm filed a notice of appeal.  On September 7, 2018, the court granted the Company’s motion to stay and ordered the election of two directors stayed pending conclusion of any appeals.

On April 30, 2012, a purported class action was filed entitled Marentes v. Impac Mortgage Holdings, Inc., alleging that certain loan modification activities of the Company constitute an unfair business practice, false advertising and marketing, and that the fees charged are improper. The complaint seeks unspecified damages, restitution, injunctive relief, attorney’s fees and prejudgment interest. On August 22, 2012, the plaintiff filed an amended complaint adding Impac Funding Corporation as a defendant and on October 2, 2012, the plaintiff dismissed Impac Mortgage Holdings, Inc., without prejudice. The trial was originally bifurcated with phase 1 scheduled to determine the proper measure of restitution, if the court later determines in phase 2 that any relief is proper, and phase 2 scheduled to determine whether the defendant is liable for any restitution and, if so, the actual calculation of restitution under the formula determined in phase 1.  The phase 1 trial was held on June 29, 2018, and the court agreed with the defendant and ruled that if liability is determined under phase 2, the proper measure of restitution is the time value of the fees paid by the plaintiffs from the time they were paid to the time the fees were lawfully collected by the defendant.  On August 31, 2018, the court ordered that the issues originally scheduled to be determined in Phase 2 of the trial are to be further divided.   Phase 2, currently scheduled for November 5, 2018, will now only determine whether the defendant is liable.  If the defendant is found liable in Phase 2, then a Phase 3 will be scheduled to calculate restitution under the formula determined in Phase 1.

On December 14, 2013, a matter was filed in the US District Court, District of Minnesota, entitled Residential Funding Company, LLC v. Impac Funding Corp. alleging the defendant is responsible for unspecific debts of Pinnacle Direct Funding Corp., as its successor in interest. On April 3, 2014, the plaintiff filed a First Amended Complaint alleging the defendant is responsible for breaches of representations and warranties in connection with certain loan sales from Pinnacle to plaintiff. The plaintiff seeks declaratory relief and unspecified damages.  In October 2018, the parties entered into a settlement agreement to resolve all claims among them in the action.

On April 20, 2017, a purported class action was filed in the United States District Court, Central District of California, entitled Nguyen v. Impac Mortgage Corp. dba CashCall Mortgage et al.   The plaintiffs contend the defendants did not pay purported class members overtime compensation or provide meal and rest breaks, as required by law.   The action seeks to invalidate any waiver signed by a purported class member of their right to bring a class action and seeks damages, restitution, penalties, attorney’s fees, interest, and an injunction against unfair, deceptive, and unlawful activities.    On August 23, 2018, the court (1) granted the defendants motion to compel arbitration as to all claims, except for the plaintiffs’ claims under California’s Private Attorneys General Act (PAGA); (2) ordered the plaintiffs to submit their claims (other than PAGA claims) to arbitration on an individual, non-class, non-collective, and non-representative basis; (3) dismissed all class and collective claims with prejudice to the plaintiffs and without prejudice to putative class members; and (4) stayed all claims that were compelled to arbitration, as well as the PAGA claims.

In 2001, Baker, et al. v. Century Financial Group, et al., was filed in the Circuit Court of Clay County, Missouri, as a putative class action against the Company, Century Financial, and others claiming violations of Missouri's Second Mortgage Loan Act. Plaintiffs seek on behalf of themselves and the members of the putative class, among other things, disgorgement or restitution of all allegedly improperly-collected charges, the right to rescind all affected loan transactions, the right to offset any finance charges, closing costs, points or other loan fees paid against the principal amounts due on the loans if rescinded, actual and punitive damages, and attorneys' fees. In April 2018, the court of appeals reversed the lower court’s dismissal of the case on statute of limitations grounds.  In July 2018, the defendants filed a petition for Missouri’s Supreme Court to review the court of appeal’s decision and on September 25, 2018, the Missouri Supreme court declined to review the court of appeal’s decision.

On September 18, 2017, a purported class action was filed in the Superior Court of California, Orange County, entitled McNair v. Impac Mortgage Corp. dba CashCall Mortgage.   The plaintiff contends the defendant did not pay the plaintiff and purported class members overtime compensation, provide required meal and rest breaks, or provide accurate wage statements.   The action seeks damages, restitution, penalties, interest, attorney’s fees, and all other appropriate injunctive, declaratory, and equitable relief.

The Company is a party to other litigation and claims which are normal in the course of the Company’s operations. While the results of such other litigation and claims cannot be predicted with certainty, we believe the final outcome of such matters will not have a material adverse effect on our financial condition or results of operations. The Company believes that it has meritorious defenses to the claims and intends to defend these claims vigorously and as such the Company believes the final outcome of such matters will not have a material adverse effect on its financial condition or results of operations. Nevertheless, litigation is uncertain and the Company may not prevail in the lawsuits and can express no opinion as to their ultimate resolution. An adverse judgment in any of these matters could have a material adverse effect on the Company’s financial position and results of operations.

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

The following table summarizes the repurchase reserve activity, within other liabilities on the consolidated balance sheets, related to previously sold loans for the nine months ended September 30, 2018 and year ended December 31, 2017:

	September 30,	December 31,
	2018	2017
Beginning balance	$6,020	$5,408
Provision for repurchases	5,435	1,557
Settlements	(2,335)	(945)
Total repurchase reserve	$9,120	$6,020

Short-Term Loan Commitments

The Company uses a portion of its warehouse borrowing capacity to provide secured short-term revolving financing to small and medium-size mortgage originators to finance mortgage loans from the closing of the mortgage loans until sold to investors (Finance Receivables). As of September 30, 2018, the warehouse lending operations had warehouse lines to non-affiliated customers of $0.7 million in finance receivables compared to $41.8 million as of December 31, 2017. The finance receivables are generally secured by residential mortgage loans as well as personal guarantees.

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

As disclosed previously within Note 11.—Commitments and Contingencies, on July 16, 2018, the court entered its Judgement Order and Memorandum Opinion on the matter entitled Timm, v. Impac Mortgage Holdings, Inc., a purported class action purportedly on behalf of holders of the Company’s 9.375% Series B Cumulative Redeemable Preferred Stock (Preferred B) and 9.125% Series C Cumulative Redeemable Preferred Stock (Preferred C).  The judgment declared (among other items disclosed in Note 11) that two-thirds of the Preferred B holders were required to approve the 2009 amendments to the Preferred B Articles Supplementary, which was not obtained, rendering the 2009 amendments to the Preferred B Articles Supplementary invalid and leaving the 2004 Preferred B Articles Supplementary in effect.  As a result of the Judgement Order, all rights of the Preferred B holders under the 2004 Articles are deemed reinstated. Subject to an appeal, the Company has cumulative undeclared dividends in arrears of approximately $14.0 million, or approximately $21.09 per outstanding share of Preferred B, increasing the liquidation value to approximately $46.09 per share. Additionally, every quarter the cumulative undeclared dividends in arrears will increase by $0.5859 per share, or approximately $390 thousand.  The liquidation preference, inclusive of the cumulative undeclared dividends in arrears, is only payable upon voluntary or involuntary liquidation, dissolution or winding up of the Company’s affairs.

Share Based Payments

The following table summarizes activity, pricing and other information for the Company’s stock options for the nine months ended September 30, 2018:

		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at December 31, 2017	1,582,754	$13.61
Options granted	90,000	9.52
Options exercised	(97,910)	4.44
Options forfeited/cancelled	(370,431)	15.84
Options outstanding at September 30, 2018	1,204,413	13.68
Options exercisable at September 30, 2018	939,915	$13.62

As of September 30, 2018, there was approximately $1.2 million of total unrecognized compensation cost related to stock option compensation arrangements granted under the plan, net of estimated forfeitures. That cost is expected to be recognized over the remaining weighted average period of 1.9 years.

The following table summarizes activity, pricing and other information for the Company’s deferred stock units (DSU’s), also referred to as deferred stock units as the issuance of the stock is deferred until termination of service, for the nine months ended    September 30, 2018:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
DSU's outstanding at December 31, 2017	100,750	$10.41
DSU’s granted	—	—
DSU’s issued	(62,917)	9.63
DSU’s forfeited/cancelled	(13,333)	14.64
DSU’s outstanding at September 30, 2018	24,500	$10.11

As of September 30, 2018, there was approximately $44 thousand of total unrecognized compensation cost related to the DSU compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of 1.92 years.

Note 13.—Subsequent Events

In October 2018, the Company sold $3.4 billion in UPB of GNMA MSRs for approximately $35.9 million receiving 80% of the proceeds upon sale, 10% of the proceeds upon transfer of the servicing and the final 10% upon transfer of all trailing documents.   The Company used the proceeds from the MSR sale to paydown the MSR financing.

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

Forward-Looking Statements

This report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, some of which are based on various assumptions and events that are beyond our control, may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “likely,” “projected,” “should,” “could,” “seem to,” “anticipate,” “plan,” “intend,” “project,” “assume,” or similar terms or variations on those terms or the negative of those terms. The forward-looking statements are based on current management expectations. Actual results may differ materially as a result of several factors, including, but not limited to the following: successful development, marketing, sale and financing of new mortgage products, including expansion of non-Qualified Mortgage originations and government loan programs; inability to successfully reduce prepayment on our mortgage loans; ability to successfully diversify our loan products; decrease in our mortgage servicing portfolio or its market value; ability to increase our market share and geographic footprint in the various residential mortgage businesses; ability to manage and sell MSRs as needed; ability to successfully sell loans to third-party investors; volatility in the mortgage industry; unexpected interest rate fluctuations and margin compression; our ability to manage personnel expenses in relation to mortgage production levels; our ability to successfully use warehousing capacity; increased competition in the mortgage lending industry by larger or more efficient companies; issues and system risks related to our technology including cyber risk and data security risk; ability to successfully create cost and product efficiencies through new technology; more than expected increases in default rates or loss severities and mortgage related losses; ability to obtain additional financing, through lending and repurchase facilities, debt or equity funding, strategic relationships or otherwise; the terms of any financing, whether debt or equity, that we do obtain and our expected use of proceeds from any financing; increase in loan repurchase requests and ability to adequately settle repurchase obligations; failure to create brand awareness; the outcome, including any settlements, of litigation or regulatory actions pending against us or other legal contingencies; and our compliance with applicable local, state and federal laws and regulations and other general market and economic conditions.

For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the period ended December 31, 2017, and other subsequent reports we file under the Securities Exchange Act of 1934. This document speaks only as of its date and we do not undertake, and specifically disclaim any obligation, to release publicly the results of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

Discussion and Analysis of Financial Condition and Results of Operations that is the most relevant to our financial information.

Selected Financial Results

	For the Three Months Ended			For the Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2018	2018	2017	2018	2017
Revenues:
Gain on sale of loans, net	$13,673	$18,741	$42,476	$53,896	$116,602
Servicing fees, net	10,124	9,861	8,492	29,445	23,575
(Loss) gain on mortgage servicing rights, net	(5,192)	167	(10,513)	2,682	(18,159)
Real estate services fees, net	711	1,038	1,355	3,134	4,492
Other	71	116	266	278	541
Total revenues	19,387	29,923	42,076	89,435	127,051
Expenses:
Personnel expense	16,061	16,678	23,062	50,481	69,353
Business promotion	4,351	9,000	10,403	23,082	30,744
General, administrative and other	7,897	10,846	8,497	27,018	24,845
Intangible asset impairment	4,897	13,450	—	18,347	—
Goodwill impairment	29,925	74,662	—	104,587	—
Accretion of contingent consideration	—	—	396	—	1,948
Change in fair value of contingent consideration	—	—	(4,798)	—	(11,052)
Total expenses	63,131	124,636	37,560	223,515	115,838
Operating (loss) income :	(43,744)	(94,713)	4,516	(134,080)	11,213
Other income (expense):
Net interest income	411	546	1,546	1,977	3,090
Loss on extinguishment of debt	—	—	—	—	(1,265)
Change in fair value of long-term debt	(785)	258	104	697	(2,657)
Change in fair value of net trust assets	(1,315)	217	(1,745)	(3,236)	6,578
Total other (expense) income	(1,689)	1,021	(95)	(562)	5,746
Net (loss) earnings before income taxes	(45,433)	(93,692)	4,421	(134,642)	16,959
Income tax expense	12	3,706	2,104	4,328	3,575
Net (loss) earnings	$(45,445)	$(97,398)	$2,317	$(138,970)	$13,384
Other comprehensive earnings (loss):
Change in fair value of instrument specific credit risk	25	(526)	—	(1,940)	—
Total comprehensive (loss) earnings	$(45,420)	$(97,924)	$2,317	$(140,910)	$13,384

Diluted weighted average common shares	21,071	20,964	21,195	20,996	20,381
Diluted (loss) earnings per share	$(2.16)	$(4.65)	$0.11	$(6.62)	$0.71

Status of Operations

Summary Highlights

•	Mortgage servicing portfolio was flat at $16.8 billion at September 30, 2018 and June 30, 2018 and increased as compared to $15.7 billion at September 30, 2017.
•

Servicing fees, net increased to $10.1 million for the three months ended September 30, 2018 from $9.9 million for the three months ended June 30, 2018 and $8.5 million for the three months ended September 30, 2017.

•	NonQM mortgage origination volumes increased to $349.2 million in the third quarter of 2018 from $306.1 million in the second quarter of 2018 and $239.4 million in the third quarter of 2017.
•	Mortgage servicing rights (MSRs) increased to $181.0 million at September 30, 2018 as compared to $180.7 million at June 30, 2018 and $159.0 million at September 30, 2017.
•

Operating expenses (personnel, business promotion and general, administrative and other) for the three months ended September 30, 2018 decreased to $28.3 million from $36.5 million for the quarter ended June 30, 2018 and $42.0 for the quarter ended September 30, 2017.

For the third quarter of 2018, we reported net loss of $45.4 million, or $2.16 per diluted common share, as compared to net earnings of $2.3 million, or $0.11 per diluted common share, for the third quarter of 2017.  For the nine months ended September 30, 2018, we reported net loss of $139.0 million, or $6.62 per diluted common share, as compared to net earnings of $13.4 million, or $0.71 per diluted common share, for the nine months ended September 30, 2017.

Net (loss) earnings as well as adjusted operating (loss) income for the third quarter of 2018 decreased due to a decline in revenue from gain on sale of loans, net as a result of a decrease in origination volumes as well as a reduction in margins.  Gain on sale margins decreased by 44 basis point (bps) to 160 bps in the third quarter of 2018, as compared to 204 bps in the third quarter of 2017 reflecting margin compression resulting from the historically low interest rate environment, in which we were able to generate significantly larger volume with wide gain on sale margins.  Additionally, as a result of the continued downward pressure in the mortgage origination market causing further compression of margins and declines in volume, combined with the shift in the consumer direct strategy implemented by our new management team in the second quarter, CCM experienced a significant decline in origination volume in excess of our updated projections from the second quarter.  As a result, we recorded an $34.8 million impairment charge related to $4.9 million in intangible asset impairment and $29.9 million in goodwill impairment during the third quarter of 2018, as further described below.

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

Adjusted operating income (loss), excluding the changes in contingent consideration and impairment charges (adjusted operating income (loss)), is not considered an accounting principle generally accepted in the United States of America (non-GAAP) financial measurement; see the discussion and reconciliation on non-GAAP financial measures below.

We calculate adjusted operating (loss) income and adjusted operating (loss) income per share, excluding changes in contingent consideration and impairment charges as performance measures, which are considered non-GAAP financial measures, to further aid our investors in understanding and analyzing our core operating results and comparing them among periods. Adjusted operating (loss) income and adjusted operating (loss) income per share, excluding changes in contingent consideration and impairment charges, exclude certain items that we do not consider part of our core operating results. These non-GAAP financial measures are not intended to be considered in isolation or as a substitute for net (loss) earnings before income taxes, net (loss) earnings or diluted (loss) earnings per share (EPS) prepared in accordance with GAAP.

For the third quarter of 2018, adjusted operating (loss) income was a loss of $8.9 million, or $0.42 per diluted common share, as compared to income of $114 thousand, or $0.01 per diluted common share, for the third quarter of 2017.  For the nine months ended September 30, 2018, adjusted operating (loss) income was a loss of $11.1 million, or $0.53 per diluted common share, as compared to income of $2.1 million, or $0.10 per diluted common share, for the nine months ended September 30, 2017.  The table below shows a reconciliation of operating (loss) income to adjusted operating (loss) income:

	For the Three Months Ended			For the Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2018	2018	2017	2018	2017
Net (loss) earnings:	$(45,445)	$(97,398)	$2,317	$(138,970)	$13,384
Total other income	1,689	(1,021)	95	562	(5,746)
Income tax expense	12	3,706	2,104	4,328	3,575
Operating (loss) income:	$(43,744)	$(94,713)	$4,516	$(134,080)	$11,213
Intangible asset impairment	4,897	13,450	—	18,347	—
Goodwill impairment	29,925	74,662	—	104,587	—
Accretion of contingent consideration	—	—	396	—	1,948
Change in fair value of contingent consideration	—	—	(4,798)	—	(11,052)
Adjusted operating (loss) income	$(8,922)	$(6,601)	$114	$(11,146)	$2,109

Diluted weighted average common shares	21,071	20,964	21,195	20,996	20,381
Diluted adjusted operating (loss) income per share	$(0.42)	$(0.31)	$0.01	$(0.53)	$0.10

Diluted (loss) earnings per share	$(2.16)	$(4.65)	$0.11	$(6.62)	$0.71
Adjustments:
Total other income (1)	0.08	(0.05)	—	0.03	(0.35)
Income tax expense	0.01	0.19	0.10	0.21	0.18
Intangible asset impairment	0.23	0.64	—	0.87	—
Goodwill impairment	1.42	3.56	—	4.98	—
Accretion of contingent consideration	—	—	0.02	—	0.10
Change in fair value of contingent consideration	—	—	(0.22)	—	(0.54)
Diluted adjusted operating (loss) income per share	$(0.42)	$(0.31)	$0.01	$(0.53)	$0.10

(1)

Except for when anti-dilutive, convertible debt interest expense, net of tax, is included for calculating diluted (loss) earnings per share (EPS) and is excluded for purposes of reconciling GAAP diluted EPS to non-GAAP diluted adjusted operating income (loss) per share.

Originations

Originations by Channel:

	For the Three Months Ended
	September 30,	June 30,	%	September 30,	%
(in millions)	2018	2018	Change	2017	Change
Retail	$432.7	$459.9	(6)%	$1,426.2	(70)%
Correspondent	200.6	374.9	(46)	376.4	(47)
Wholesale	219.9	199.4	10	281.7	(22)
Total originations	$853.2	$1,034.2	(18)%	$2,084.3	(59)%

During the third quarter of 2018, total originations decreased 18% to $0.9 billion as compared to $1.0 billion in the second quarter of 2018 and decreased 59% as compared to $2.1 billion in the third quarter of 2017.  The decrease in originations from the second quarter of 2018 and third quarter of 2017 was a result of higher interest rates.  From January 2017 through the third quarter of 2018, interest rates have increased significantly from the historically low interest rate environment the previous years, causing a sharp drop in refinance volume which has been the predominance of our retail originations.

Our loan products primarily include conventional loans eligible for sale to Fannie Mae and Freddie Mac, loans eligible for government insurance (government loans) by the Federal Housing Administration (FHA), Veterans Affairs (VA), United States Department of Agriculture (USDA) and also NonQM mortgages.

Originations by Loan Type:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Conventional	$267.5	$1,345.2	$1,090.0	$3,391.8
Government (1)	236.5	499.7	1,214.0	1,409.9
NonQM	349.2	239.4	903.5	656.2
Total originations	$853.2	$2,084.3	$3,207.5	$5,457.9

(1)	Includes all government-insured loans including FHA, VA and USDA.

During the third quarter of 2018, the origination volume of NonQM loans increased to $349.2 million, as compared to $306.1 million in the second quarter of 2018 and $239.4 million in the third quarter of 2017.   In the third quarter of 2018, the retail channel accounted for 29% of NonQM originations while the wholesale and correspondent channels accounted for 71% of NonQM production.  In the second quarter of 2018, the retail channel accounted for 25% of NonQM originations, while the wholesale and correspondent channels accounted for 75% of NonQM production. The NonQM loans originated since 2016 have all been sold on a servicing released basis.

We continue to believe there is an underserved mortgage market for borrowers with good credit who may not meet the qualified mortgage (QM) guidelines set out by the CFPB. NonQM borrowers generally have a good credit history but income documentation or other characteristics that do not allow them to qualify for an agency loan, such as a self-employed borrower. We have established strict lending guidelines, including determining the prospective borrowers’ ability to repay the mortgage, which we believe will keep delinquencies and foreclosures at acceptable levels. We continue to refine our guidelines to expand our reach to the underserved market of credit worthy borrowers who can fully document and substantiate an ability to repay mortgage loans, but unable to obtain financing through traditional programs (QM loans).

We have established investor relationships for these products that provide us with an exit strategy for these nonconforming loans.  In the third quarter of 2018, our NonQM origination volume was $349.2 million with an average FICO of 724 and a weighted average LTV of 68% as compared to NonQM origination volume of $306.1 million with an average FICO of 721 and a weighted average LTV of 67% for the quarter ended June 30, 2018 and NonQM origination volume of $239.4 million with an average FICO of 726 and a weighted average LTV of 64% for the quarter ended September 30, 2017.

Originations by Purpose:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(in millions)	2018	%	2017	%	2018	%	2017	%
Refinance	$548.6	64%	$1,589.8	76%	$2,087.0	65%	$4,183.9	77%
Purchase	304.6	36	494.5	24	1,120.5	35	1,274.0	23
Total originations	$853.2	100%	$2,084.3	100%	$3,207.5	100%	$5,457.9	100%

During the third quarter of 2018, refinance volume decreased approximately 65% to $548.6 million as compared to $1.6 billion in the third quarter of 2017 as a result of rising interest rates in 2017 and continuing through the third quarter of 2018.  Despite the 59% decrease in origination volumes during the third quarter of 2018, as compared to the comparable period in 2017, purchase money transactions only decreased 38% to $304.6 million as compared to $494.5 million in the third quarter of 2017.

Mortgage Servicing Portfolio:

	September 30,	June 30,	%	September 30,	%
(in millions)	2018	2018	Change	2017	Change
Mortgage servicing portfolio	$16,789.5	$16,786.1	0.0%	$15,703.1	7%

The mortgage servicing portfolio remained flat at $16.8 billion at September 30, 2018 as compared to June 30, 2018 but increased from $15.7 billion at September 30, 2017.  During the nine months ended September 30, 2018, we have continued to selectively retain mortgage servicing as well as increased whole loan sales on a servicing released basis to investors. Additionally, in October 2018, we sold $3.4 billion in UPB of GNMA MSRs for approximately $35.9 million. During the three months ended September 30, 2018, the mortgage servicing portfolio increased due to servicing retained loan sales of $570.5 million in unpaid principal balance (UPB), which were slightly offset by prepayments and principal amortization from the servicing portfolio.  The servicing portfolio generated net servicing fees of $10.1 million in the third quarter of 2018, a 19% increase over the net servicing fees of $8.5 million in the third quarter of 2017.  Net servicing fees will decrease in the fourth quarter of 2018 due to the aforementioned sale of GNMA MSRs in October 2018.  Delinquencies within the servicing portfolio have remained low at 0.98% for 60+ days delinquent as of September 30, 2018 as compared to 0.81% at December 31, 2017.

The following table includes information about our mortgage servicing portfolio:

	At September 30,	% 60+ days	At December 31,	% 60+ days
(in millions)	2018	delinquent (1)	2017	delinquent (1)
Fannie Mae	$6,782.5	0.27%	$7,518.2	0.32%
Freddie Mac	6,184.4	0.23	5,975.3	0.29
Ginnie Mae	3,820.8	3.19	2,834.7	2.90
Other	1.8	0.00	1.9	16.67
Total servicing portfolio	$16,789.5	0.98%	$16,330.1	0.81%

(1)	Based on loan count.

For the third quarter of 2018, real estate services fees were $0.7 million as compared to $1.0 million in the second quarter of 2018 and $1.4 million in the third quarter of 2017.  Most of our real estate services business is generated from our long-term mortgage portfolio, as the long‑term mortgage portfolio continues to decline, we expect real estate services and the related revenues to decline.

In our long-term mortgage portfolio, the residual interests generated cash flows of $786 thousand in the third quarter of 2018 as compared to $1.9 million in the second quarter of 2018 and $2.7 million in the third quarter of 2017.  The estimated fair value of the net residual interests decreased $213 thousand in the third quarter of 2018 to $15.5 million at September 30, 2018, as a result of an increase in forward LIBOR as well as residual cash flows received, partially offset by an improvement in performance from certain trusts.

For additional information regarding the long-term mortgage portfolio refer to Financial Condition and Results of Operations below.

Liquidity and Capital Resources

During the nine months ended September 30, 2018, we funded our operations primarily from mortgage lending revenues and, to a lesser extent, real estate services fees and cash flows from our residual interests in securitizations.  Mortgage lending revenues include gains on sale of loans, net, and other mortgage related income, and real estate services fees including portfolio loss mitigation fees primarily generated from our long-term mortgage portfolio.  We funded mortgage loan originations using warehouse facilities, which are repaid once the loan is sold.  We may continue to manage our capital through the financing or sale of mortgage servicing rights.  We may also seek to raise capital by issuing debt or equity.

In October 2018, we sold $3.4 billion in UPB of GNMA MSRs for approximately $35.9 million receiving 80% of the proceeds upon sale, 10% of the proceeds upon transfer of the servicing and the final 10% upon transfer of all trailing documents.   We used the proceeds from the MSR sale to paydown the MSR financing.

In February 2018, IMC (Borrower), amended the Line of Credit Promissory Note (FHLMC and GNMA Financing) originally entered into in August 2017, increasing the maximum borrowing capacity of the revolving line of credit to $50.0 million and extending the term to January 31, 2019.  In May 2018, the Line of Credit was further amended increasing the maximum borrowing capacity of the revolving line of credit to $60.0 million, increasing the borrowing capacity up to 60% of the fair market value of the pledged mortgage servicing rights and reducing the interest rate per annum to one-month LIBOR plus 3.0%.  As part of the May 2018 amendment, the obligations under the Line of Credit are secured by FHLMC and GNMA pledged mortgage servicing rights (subject to an acknowledge agreement) and is guaranteed by Integrated Real Estate Services, Corp.  At September 30, 2018,  $42.5 million was outstanding under the FHLMC and GNMA Financing and was secured by $69.5 million of mortgage servicing rights.

In February 2017, IMC (Borrower) entered into a Loan and Security Agreement (Agreement) with a lender providing for a revolving loan commitment of $40.0 million for a period of two years (Fannie Mae Financing).  The Borrower is able to borrow up to 55% of the fair market value of Fannie Mae pledged servicing rights.  Upon the two year anniversary of the Agreement, any amounts outstanding will automatically be converted into a term loan due and payable in full on the one year anniversary of the conversion date.  Interest payments are payable monthly and accrue interest at the rate per annum equal to one-month LIBOR plus 4.0%.   The balance of the obligation may be prepaid at any time.  At September 30, 2018,  $19.5 million was outstanding under the Fannie Mae Financing and was secured by $70.4 million of mortgage servicing rights.

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

It is important for us to sell or securitize the loans we originate and, when doing so, maintain the option to also sell the related MSRs associated with these loans.  Some investors have raised concerns about the high prepayment speeds of our loans generated through our CCM channel and this has resulted and could further result in adverse pricing or delays in our ability to sell or securitize loans and related MSRs on a timely and profitable basis.  During the fourth quarter of 2017, Fannie Mae sufficiently limited the manner and volume for our deliveries of eligible loans such that we elected to cease deliveries to them and we expanded our whole loan investor base for these loans.  During the first three quarters of 2018, we completed servicing released loan sales to these whole loan investors and expect to continue to utilize these alternative exit strategies for Fannie Mae eligible loans.  We continue to take steps to manage our prepayment speeds to be more consistent with our industry comparables and to reestablish the full confidence and delivery mechanisms to our investor base. We remain an approved Seller and Servicer with Fannie Mae and Freddie Mac.

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

While we continue to pay our obligations as they become due, the ability to continue to meet our current and long-term obligations is dependent upon many factors, particularly our ability to successfully operate our mortgage lending segment, manage and monetize our MSRs, real estate services segment and realizing cash flows from the long-term mortgage portfolio. Our future financial performance and profitability are dependent in large part upon the ability to expand our mortgage lending platform successfully.

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

Financial Condition and Results of Operations

Financial Condition

As of September 30, 2018 compared to December 31, 2017

The following table shows the condensed consolidated balance sheets for the following periods:

	September 30,	December 31,	Increase	%
	2018	2017	(Decrease)	Change
ASSETS
Cash	$29,217	$33,223	$(4,006)	(12)%
Restricted cash	4,440	5,876	(1,436)	(24)
Mortgage loans held-for-sale	344,681	568,781	(224,100)	(39)
Finance receivables	731	41,777	(41,046)	(98)
Mortgage servicing rights	181,005	154,405	26,600	17
Securitized mortgage trust assets	3,311,785	3,670,550	(358,765)	(10)
Goodwill	—	104,587	(104,587)	(100)
Intangibles, net	380	21,582	(21,202)	(98)
Loans eligible for repurchase from Ginnie Mae	78,707	47,697	31,010	65
Other assets	26,756	33,222	(6,466)	(19)
Total assets	$3,977,702	$4,681,700	$(703,998)	(15)%
LIABILITIES & EQUITY
Warehouse borrowings	$315,152	$575,363	$(260,211)	(45)%
MSR financings	62,000	35,133	26,867	76
Convertible notes	24,982	24,974	8	0
Contingent consideration	—	554	(554)	(100)
Long-term debt (Par value; $62,000)	46,738	44,982	1,756	4
Securitized mortgage trust liabilities	3,296,242	3,653,265	(357,023)	(10)
Liability for loans eligible for repurchase from Ginnie Mae	78,707	47,697	31,010	65
Repurchase reserve	9,120	6,020	3,100	51
Other liabilities	27,107	28,565	(1,458)	(5)
Total liabilities	3,860,048	4,416,553	(556,505)	(13)
Total equity	117,654	265,147	(147,493)	(56)
Total liabilities and stockholders’ equity	$3,977,702	$4,681,700	$(703,998)	(15)%

Book value per share	$5.57	12.66	$(7.08)	(56)%
Tangible Book value per share	$5.56	6.43	$(0.87)	(14)%

At September 30, 2018, cash decreased $4.0 million from $33.2 million at December 31, 2017.  Cash balances decreased primarily due to the payment of operating expenses.   Partially offsetting the decrease in cash for the nine months ended September 30, 2018 was $26.9 million in net borrowings under the MSR financing facilities, a $4.9 million decrease in warehouse haircuts (difference between loan balance funded and amount advanced by warehouse lender) associated with the decrease in mortgage loans held-for-sale (LHFS) and $4.4 million in residual cash flows.

LHFS decreased $224.1 million to $344.7 million at September 30, 2018 as compared to $568.8 million at December 31, 2017. The decrease was due to $3.2 billion in originations during the nine months of 2018 partially offset by $3.4 billion in loan sales. As a normal course of our origination and sales cycle, loans held-for-sale at the end of any period are generally sold within one or two subsequent months.

Finance receivables decreased $41.1 million to $0.7 million at September 30, 2018 as compared to $41.8 million at December 31, 2017. The decrease was primarily due to $401.4 million in fundings offset by $441.8 million in settlements during the nine months ended September 30, 2018.

MSRs increased $26.6 million to $181.0 million at September 30, 2018 as compared to $154.4 million at December 31, 2017. The increase was due to servicing retained loan sales of $2.1 billion in UPB as well as a mark-to-market increase in fair value of $4.1 million.  At September 30, 2018, we serviced $16.8 billion in UPB for others as compared to $16.3 billion at December 31, 2017.  In October 2018, we sold $3.4 billion in UPB of GNMA MSRs for approximately $35.9 million.

As part of the CCM acquisition, we recorded goodwill of $104.6 million, which was evaluated on a quarterly basis for impairment.  As of December 31, 2017 and March 31, 2018, we performed goodwill impairment evaluations for this reporting unit and determined that there was no impairment.     As previously disclosed in our quarterly and annual reports, CCM experience declines in mortgage refinancing originations and margin compression, primarily a result of sustained increases in market interest rates from a historically low interest rate environment. In addition, the business model of CCM has led to additional margin compression on conventional originations through adverse demand from investors, as a result of the borrowers propensity to refinance.  The CCM brand has also experienced a material loss in value resulting from 1) the aforementioned adverse treatment from capital market participants for conventional loans produced by the reporting unit, 2) consumer uncertainty due to the use of a similar brand name by an unaffiliated financial services company and 3) substantial deterioration in brand awareness.  In light of these developments, a significant reduction in the anticipated future cash flows and estimated fair value for this reporting unit has occurred.  In the second quarter of 2018, we recorded an impairment charge of $74.7 million related to goodwill and $13.4 million related to intangible assets.  During the third quarter of 2018, CCM continued to experience a significant decline in origination volume and margin compression in excess of our updated projections from the second quarter of 2018, in addition to continued adverse treatment from capital markets for conventional originations from the reporting unit.  As a result, during the three months ended September 30, 2018, we recorded an impairment charge of $29.9 million related to goodwill and $4.9 million related to intangible assets.  Despite this shift in strategy and full impairment of the goodwill, the consumer direct channel will remain an integral component of our balanced channel distribution capabilities going forward. ”See Note 4.-Goodwill and Intangible Assets of the “Notes to Unaudited Consolidated Financial Statements” for additional information.

Warehouse borrowings decreased $260.2 million to $315.2 million at September 30, 2018 as compared to $575.4 million at December 31, 2017. The decrease was due to a $224.1 million decrease in LHFS at September 30, 2018. We increased our total borrowing capacity to $1.0 billion at September 30, 2018 from $960.0 million at December 31, 2017.

We have separate Agreements with two lenders providing for MSR financing facilities of up to $60.0 million and $40.0 million.  The $60.0 million facility allows us to borrow up to 60% of the fair market value of Freddie Mac and Ginnie Mae (subject to an acknowledgment agreement) pledged mortgage servicing rights. The $40.0 million facility allows us to borrow up to 55% of the fair market value of Fannie Mae pledged mortgage servicing rights.  At September 30, 2018, the balance outstanding on the Freddie Mac/Ginnie Mae and Fannie Mae facilities was $42.5 million and $19.5 million, respectively.    In October 2018, we used the proceeds from the MSR sale to paydown the MSR financing.

Repurchase reserve increased $3.1 million to $9.1 million at September 30, 2018 as compared to $6.0 million as December 31, 2017.  The increase was due to a $5.4 million increase in provision for repurchase as a result of an increase in expected future losses, partially offset by $2.3 million in settlements primarily related to refunds of premiums to investors for early payoffs on loans sold.

  The changes in total assets and liabilities, at fair market value, are primarily attributable to decreases in our trust assets and trust liabilities as summarized below.

	September 30,	December 31,	Increase	%
	2018	2017	(Decrease)	Change
Securitized mortgage collateral	$3,302,192	$3,662,008	$(359,816)	(10)%
Other trust assets	9,593	8,542	1,051	12
Total trust assets	3,311,785	3,670,550	(358,765)	(10)

Securitized mortgage borrowings	$3,296,242	$3,653,265	$(357,023)	(10)%
Total trust liabilities	3,296,242	3,653,265	(357,023)	(10)
Residual interests in securitizations	$15,543	$17,285	$(1,742)	(10)%

We receive cash flows from our residual interests in securitizations to the extent they are available after required distributions to bondholders and maintaining specified overcollateralization levels and other specified parameters (such as maximum delinquency and cumulative default) within the trusts. The estimated fair value of the residual interests, represented by the difference in the fair value of total trust assets and total trust liabilities, was $15.5 million at September 30, 2018 as compared to $17.3 million at December 31, 2017.

We update our collateral assumptions quarterly based on recent delinquency, default, prepayment and loss experience. Additionally, we update the forward interest rates and investor yield (discount rate) assumptions based on information derived from market participants. During the nine months ended September 30, 2018, actual losses were relatively flat and were in line with forecasted losses for the majority of trusts with residual value.  Principal payments and liquidations of securitized mortgage collateral and securitized mortgage borrowings also contributed to the reduction in trust assets and liabilities.  The decrease in residual fair value at September 30, 2018 was the result of an increase in forward LIBOR as well as $4.4 million in residual cash flows received by us during the nine months of 2018.

•

The estimated fair value of securitized mortgage collateral decreased $359.8 million during the nine months ended September 30, 2018, primarily due to reductions in principal from borrower payments and transfers of loans to Real Estate Owned (REO) for single-family and multi-family collateral. Additionally, other trust assets increased $1.1 million during the nine months ended September 30, 2018, primarily due to an increase in REO from foreclosures of $17.1 million.  Partially offsetting the increase was a decrease of $16.0 million in REO from liquidations and a $46 thousand decrease in the net realizable value (NRV) of REO.

•

The estimated fair value of securitized mortgage borrowings decreased $357.0 million during the nine months ended September 30, 2018, primarily due to reductions in principal balances from principal payments during the period for single-family and multi-family collateral as well as a decrease in loss assumptions.

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

The following table presents changes in the trust assets and trust liabilities for the nine months ended September 30, 2018:

				TRUST LIABILITIES
	Level 3 Recurring Fair
	Value Measurement			Level 3 Recurring Fair
		NRV (1)		Value Measurement
	Securitized	Real		Securitized	Net
	mortgage	estate	Total trust	mortgage	trust
	collateral	owned	assets	borrowings	assets
Recorded book value at December 31, 2017	$3,662,008	$8,542	$3,670,550	$(3,653,265)	$17,285
Total gains/(losses) included in earnings:
Interest income	24,071	—	24,071	—	24,071
Interest expense	—	—	—	(50,684)	(50,684)
Change in FV of net trust assets, excluding REO (2)	39,658	—	39,658	(42,848)	(3,190)
Losses from REO – not at FV but at NRV (2)	—	(46)	(46)	—	(46)
Total gains (losses) included in earnings	63,729	(46)	63,683	(93,532)	(29,849)
Transfers in and/or out of level 3	—	—	—	—	—
Purchases, issuances and settlements	(423,545)	1,097	(422,448)	450,555	28,107
Recorded book value at September 30, 2018	$3,302,192	$9,593	$3,311,785	$(3,296,242)	$15,543

(1)	Accounted for at net realizable value.
(2)

Represents change in fair value of net trust assets, including trust REO (losses) gains in the consolidated statements of operations and comprehensive (loss) earnings for the nine months ended September 30, 2018.

Inclusive of gains from REO, total trust assets above reflect a net gain of $39.6 million as a result of an increase in fair value from securitized mortgage collateral of $39.7 million partially offset by losses from REO of $46 thousand. Net losses on trust liabilities were $42.8 million from the increase in fair value of securitized mortgage borrowings. As a result, non-interest income—net trust assets decreased by  $3.2 million for the nine months ended September 30, 2018.

The table below reflects the net trust assets as a percentage of total trust assets (residual interests in securitizations):

	September 30,	December 31,
	2018	2017
Net trust assets	$15,543	$17,285
Total trust assets	3,311,785	3,670,550
Net trust assets as a percentage of total trust assets	0.47%	0.47%

For the nine months ended September 30, 2018, the estimated fair value of the net trust assets was flat as a percentage of total trust assets.

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

The following tables present the estimated fair value of our residual interests, by securitization vintage year, and other related assumptions used to derive these values at September 30, 2018 and December 31, 2017:

	Estimated Fair Value of Residual			Estimated Fair Value of Residual
	Interests by Vintage Year at			Interests by Vintage Year at
	September 30, 2018			December 31, 2017
Origination Year	SF	MF	Total	SF	MF	Total
2002-2003 (1)	$8,920	$603	$9,523	$8,311	$663	$8,974
2004	1,830	901	2,731	2,041	970	3,011
2005	—	—	—	54	85	139
2006	—	3,289	3,289	—	5,161	5,161
Total	$10,750	$4,793	$15,543	$10,406	$6,879	$17,285
Weighted avg. prepayment rate	7.4%	7.1%	7.4%	8.0%	7.2%	7.9%
Weighted avg. discount rate	16.7	17.5	16.9	17.0	18.0	17.4

(1)	2002-2003 vintage year includes CMO 2007-A, since the majority of the mortgages collateralized in this securitization were originated during this period.

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

The table below reflects the estimated future credit losses and investor yield requirements for trust assets by product (SF and MF) and securitization vintage at September 30, 2018:

	Estimated Future			Investor Yield
	Losses (1)			Requirement (2)
	SF	MF		SF	MF
2002-2003	4%	*	(3)	6%	7%
2004	5	*	(3)	5	6
2005	9	*	(3)	4	4
2006	14	*	(3)	4	4
2007	12	*	(3)	5	4

(1)	Estimated future losses derived by dividing future projected losses by UPB at September 30, 2018.
(2)

Investor yield requirements represent our estimate of the yield third-party market participants would require to price our trust assets and liabilities given our prepayment, credit loss and forward interest rate assumptions.

(3)	Represents less than 1%.

Despite the increase in housing prices through September 30, 2018, housing prices in many parts of the country are still at levels which have significantly reduced or eliminated equity for loans originated after 2003. Future loss estimates are significantly higher for mortgage loans included in securitization vintages after 2005 which reflect severe home price deterioration and defaults experienced with mortgages originated during these periods.

Long-Term Mortgage Portfolio Credit Quality

We use the Mortgage Bankers Association (MBA) method to define delinquency as a contractually required payment being 30 or more days past due. We measure delinquencies from the date of the last payment due date in which a payment was received. Delinquencies for loans 60 days delinquent or greater, foreclosures and delinquent bankruptcies were $580.4 million or 15.2% of the long-term mortgage portfolio as of September 30, 2018 as compared to $821.8 million or 19.1% at December 31, 2017.

The following table summarizes the gross UPB of loans in our mortgage portfolio, included in securitized mortgage collateral, that were 60 or more days delinquent (utilizing the MBA method) as of the periods indicated:

	September 30,	Total	December 31,	Total
Securitized mortgage collateral	2018	Collateral	2017	Collateral
60 - 89 days delinquent	$90,464	2.4%	$112,188	2.6%
90 or more days delinquent	192,044	5.0	336,525	7.8
Foreclosures (1)	187,470	4.9	174,871	4.1
Delinquent bankruptcies (2)	110,428	2.9	198,212	4.6
Total 60 or more days delinquent	$580,406	15.2%	$821,796	19.1%
Total collateral	$3,810,870	100.0%	$4,301,316	100.0%

(1)	Represents properties in the process of foreclosure.
(2)	Represents bankruptcies that are 30 days or more delinquent.

The following table summarizes the gross securitized mortgage collateral and REO at NRV, that were non-performing as of the dates indicated (excludes 60-89 days delinquent):

		Total		Total
	September 30,	Collateral	December 31,	Collateral
	2018	%	2017	%
90 or more days delinquent, foreclosures and delinquent bankruptcies	$489,942	12.9%	$709,608	16.5%
Real estate owned	9,593	0.3	8,542	0.2
Total non-performing assets	$499,535	13.2%	$718,150	16.7%

Non-performing assets consist of non-performing loans (mortgages that are 90 or more days delinquent, including loans in foreclosure and delinquent bankruptcies) plus REO. It is our policy to place a mortgage on nonaccrual status when it becomes 90 days delinquent and to reverse from revenue any accrued interest, except for interest income on securitized mortgage collateral when the scheduled payment is received from the servicer. The servicers are required to advance principal and interest on loans within the securitization trusts to the extent the advances are considered recoverable. IFC, a subsidiary of IMH and master servicer, may be required to advance funds, or in most cases cause the loan servicers to advance funds, to cover principal and interest payments not received from borrowers depending on the status of their mortgages. As of September 30, 2018, non-performing assets (UPB of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) as a percentage of the total collateral was 13.2%.  At December 31, 2017, non-performing assets to total collateral was 16.7%.  Non-performing assets decreased by approximately $218.6 million at September 30, 2018 as compared to December 31, 2017. At September 30, 2018, the estimated fair value of non-performing assets (representing the fair value of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) was $192.8 million or 4.8% of total assets. At December 31, 2017, the estimated fair value of non-performing assets was $212.7 million or 4.5% of total assets.

REO, which consists of residential real estate acquired in satisfaction of loans, is carried at the lower of cost or net realizable value less estimated selling costs. Adjustments to the loan carrying value required at the time of foreclosure are included in the change in the fair value of net trust assets. Changes in our estimates of net realizable value subsequent to the time of foreclosure and through the time of ultimate disposition are recorded as change in fair value of net trust assets including trust REO gains (losses) in the consolidated statements of operations and comprehensive (loss) earnings.

For the three and nine months ended September 30, 2018 and 2017, we recorded a decrease of $649 thousand and $46 thousand, respectively, in net realizable value of REO, compared to an increase of $2.7 million and $8.5 million for the comparable 2017 periods. Increases and write-downs of the net realizable value reflect increases or declines in value of the REO subsequent to foreclosure date, but prior to the date of sale and comprehensive (loss) earnings.

The following table presents the balances of REO:

	September 30,	December 31,
	2018	2017
REO	$16,616	$15,519
Impairment (1)	(7,023)	(6,977)
Total	$9,593	$8,542

(1)	Impairment represents the cumulative write-downs of net realizable value subsequent to foreclosure.

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

Results of Operations

For the Three Months Ended September 30, 2018 compared to the Three Months Ended September 30, 2017

	For the Three Months Ended September 30,
			Increase	%
	2018	2017	(Decrease)	Change
Revenues	$19,387	$42,076	$(22,689)	(54)%
Expenses (1)	(63,131)	(37,560)	(25,571)	(68)
Net interest income	411	1,546	(1,135)	(73)
Change in fair value of long-term debt	(785)	104	(889)	(855)
Change in fair value of net trust assets, including trust REO gains (losses)	(1,315)	(1,745)	430	25
Income tax expense	(12)	(2,104)	2,092	99
Net (loss) earnings	$(45,445)	$2,317	$(47,762)	(2061)%
(Loss) earnings per share available to common stockholders—basic	$(2.16)	$0.11	$(2.27)	(2047)%
(Loss) earnings per share available to common stockholders—diluted	$(2.16)	$0.11	$(2.27)	(2073)%

(1)

Includes changes in contingent consideration liability resulting in income of $4.8 million for the three months ended September 30, 2017 and goodwill and intangible asset impairment of $29.9 million and $4.9 million, respectively, for the three months ended September 30, 2018.

For the Nine Months Ended September 30, 2018 compared to the Nine Months Ended September 30, 2017

	For the Nine Months Ended September 30,
			Increase	%
	2018	2017	(Decrease)	Change
Revenues	$89,435	$127,051	$(37,616)	(30)%
Expenses (1)	(223,515)	(115,838)	(107,677)	(93)
Net interest income (expense)	1,977	3,090	(1,113)	(36)
Loss on extinguishment of debt	—	(1,265)	1,265	100
Change in fair value of long-term debt	697	(2,657)	3,354	126
Change in fair value of net trust assets, including trust REO gains (losses)	(3,236)	6,578	(9,814)	(149)
Income tax expense	(4,328)	(3,575)	(753)	(21)
Net (loss) earnings	$(138,970)	$13,384	$(152,354)	(1138)%
(Loss) earnings per share available to common stockholders—basic	$(6.62)	$0.71	$(7.33)	(1036)%
(Loss) earnings per share available to common stockholders—diluted	$(6.62)	$0.71	$(7.33)	(1028)%

(1)

Includes changes in contingent consideration liability resulting in income of $11.1 million for the nine months ended September 30, 2017 and goodwill and intangible asset impairment of $104.6 million and $18.3 million, respectively, for the nine months ended September 30, 2018.

Revenues

	For the Three Months Ended September 30,
			Increase	%
	2018	2017	(Decrease)	Change
Gain on sale of loans, net	$13,673	$42,476	$(28,803)	(68)%
Servicing fees, net	10,124	8,492	1,632	19
Loss on mortgage servicing rights, net	(5,192)	(10,513)	5,321	51
Real estate services fees, net	711	1,355	(644)	(48)
Other revenues	71	266	(195)	(73)
Total revenues	$19,387	$42,076	$(22,689)	(54)%

Gain on sale of loans, net.    For the three months ended September 30, 2018, gain on sale of loans, net totaled $13.7 million compared to $42.5 million in the comparable 2017 period. The $28.8 million decrease for the three months ended September 30, 2018 is primarily due to a $28.3 million decrease in premiums from the sale of mortgage loans,  a $12.1 million decrease in premiums from servicing retained loan sales, a  $5.6 million increase in mark-to-market losses on LHFS and a $2.1 million increase in provision for repurchases.  Partially offsetting the decrease in gain on sale of loans, net was a $18.7 million decrease in direct loan origination expenses and a $560 thousand lower loss in realized and unrealized net losses on derivative financial instruments.

The overall decrease in gain on sale of loans, net was primarily due to a 59% decrease in volume as well as a decrease in gain on sale margins for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.  For the three months ended September 30, 2018, we originated and sold $0.9 billion and $1.0 billion of loans, respectively, as compared to $2.1 billion and $2.1 billion of loans originated and sold, respectively, during the same period in 2017.  Margins decreased to approximately 160 bps for the three months ended September 30, 2018 as compared to 204 bps for the same period in 2017.   The primary drivers of margin compression were the increase in interest rates as compared to the third quarter of 2017 and an increase in direct origination expenses as a result of an increase in competition for volume as well as margin compression as a result of adverse demand from investors for CCM originations.

Servicing fees, net.  For the three months ended September 30, 2018, servicing fees, net were  $10.1 million compared to $8.5 million in the comparable 2017 period.  The increase in servicing fees, net was the result of the servicing portfolio increasing 9% to an average balance of $16.8 billion for the three months ended September 30, 2018 as compared to an average balance of $15.4 billion for the three months ended September 30, 2017.   The increase in the average balance of the servicing portfolio was part of our continued efforts during the past year to selectively retain servicing.  During the three months ended September 30, 2018, we had $570.5 million in servicing retained loan sales.

Loss on mortgage servicing rights, net.

	For the Three Months Ended September 30,
			Increase	%
	2018	2017	(Decrease)	Change
Realized and unrealized gains from hedging instruments	$253	$672	$(419)	(62)%
Loss on sale of mortgage servicing rights	—	(8)	8	100
Changes in fair value:
Due to changes in valuation market rates, inputs or assumptions	841	(1,488)	2,329	157
Other changes in fair value:
Scheduled principal prepayments	(2,293)	(2,436)	143	6
Voluntary prepayments	(3,993)	(7,253)	3,260	45
Total changes in fair value	$(5,445)	$(11,177)	$5,732	51%

Loss on mortgage servicing rights, net	$(5,192)	$(10,513)	$5,321	51%

For the three months ended September 30, 2018, we recorded a $5.2 million loss from on MSRs, net compared to a loss of $10.5 million in the comparable 2017 period.  For the three months ended September 30, 2018, we recorded a $5.4 million loss from a change in fair value of MSRs primarily due to changes in fair value associated with voluntary and scheduled prepayments partially offset by changes in market rates, inputs and assumptions.  Included in the $841 thousand gain from changes in valuation market rates, inputs or assumptions was a $2.3 million decrease in fair value associated with the execution price to sell $3.4 billion of our GNMA mortgage servicing portfolio during the three months ended September 30, 2018.  Additionally, during the three months ended September 30, 2018, realized and unrealized gains from hedging instruments related to MSRs decreased to $253 thousand as compared to $672 thousand in the comparable period in 2017.

Real estate services fees, net.  For the three months ended September 30, 2018, real estate services fees, net were $0.7 million compared to $1.4 million in the comparable 2017 period. The $644 thousand decrease was primarily the result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio as compared to the comparable period in 2017.

	For the Nine Months Ended September 30,
			Increase	%
	2018	2017	(Decrease)	Change
Gain on sale of loans, net	$53,896	$116,602	$(62,706)	(54)%
Servicing fees, net	29,445	23,575	5,870	25
Gain (loss) on mortgage servicing rights, net	2,682	(18,159)	20,841	115
Real estate services fees, net	3,134	4,492	(1,358)	(30)
Other revenues	278	541	(263)	(49)
Total revenues	$89,435	$127,051	$(37,616)	(30)%

Gain on sale of loans, net.    For the nine months ended September 30, 2018, gain on sale of loans, net totaled $53.9 million compared to $116.6 million in the comparable 2017 period. The $62.7 million decrease is primarily due to a $57.8 million decrease in premiums from the sale of mortgage loans,  an  $20.3 million decrease in premiums from servicing retained loan sales, a  $20.4 million increase in mark-to-market losses on LHFS and a $5.2 million increase in provision for repurchases.  Partially offsetting the decrease in gain on sale of loans, net was a $25.1 million decrease in direct loan origination expenses and a $16.0 million increase in realized and unrealized net gains on derivative financial instruments.

The overall decrease in gain on sale of loans, net was primarily due to a 41% decrease in volume as well as a decrease in gain on sale margins for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.  For the nine months ended September 30, 2018, we originated and sold $3.2 billion and $3.4 billion in loans, respectively as compared to $5.5 billion and $5.3 billion of loans originated and sold, respectively, during the same period in 2017.  Margins decreased to approximately 168 bps for the nine months ended September 30, 2018 as compared to 214 bps for the same period in 2017.  The primary drivers of margin compression were the increase in interest rates since the end of the second quarter of 2017 and an increase in direct origination expenses as a result of an increase in competition for volume as well as margin compression as a result of adverse demand from investors for CCM originations.

Servicing fees, net.  For the nine months ended September 30, 2018, servicing fees, net were  $29.4 million compared to $23.6 million in the comparable 2017 period.  The increase in servicing fees, net was the result of the servicing portfolio increasing 18% to an average balance of $16.7 billion for the nine months ended September 30, 2018 as compared to an average balance of $14.1 billion for the nine months ended September 30, 2017.   The increase in the average balance of the servicing portfolio was part of our continued efforts during the past year to selectively retain servicing.  During the nine months ended September 30, 2018, we had $2.1 billion in servicing retained loan sales.

Gain (loss) on mortgage servicing rights, net.

	For the Nine Months Ended September 30,
			Increase	%
	2018	2017	(Decrease)	Change
Realized and unrealized (losses) gains from hedging instruments	$(1,445)	$1,969	$(3,414)	(173)%
Loss on sale of mortgage servicing rights	—	(90)	90	100
Changes in fair value:
Due to changes in valuation market rates, inputs or assumptions	24,621	290	24,331	(8390)
Other changes in fair value:
Scheduled principal prepayments	(8,251)	(6,037)	(2,214)	(37)
Voluntary prepayments	(12,243)	(14,291)	2,048	14
Total changes in fair value	$4,127	$(20,038)	$24,165	121%

Gain (loss) on mortgage servicing rights, net	$2,682	$(18,159)	$20,841	115%

For the nine months ended September 30, 2018, gain (loss) on MSRs, net was a gain of $2.7 million compared to a loss of $18.2 million in the comparable 2017 period. For the nine months ended September 30, 2018, we recorded a $4.1 million gain from a change in fair value of MSRs primarily the result of mark-to-market changes related to an increase in interest rates resulting in a reduction in prepayment speeds partially offset by an increase in scheduled and voluntary prepayments.  Included in the $24.6 million gain from changes in valuation market rates, inputs or assumptions was a $2.3 million decrease in fair value associated with the execution price to sell $3.4 billion of our GNMA mortgage servicing portfolio during the third quarter of 2018.  Partially offsetting the gain was $1.4 million in realized and unrealized losses from hedging instruments related to MSRs.

Real estate services fees, net.  For the nine months ended September 30, 2018, real estate services fees, net were $3.1 million compared to $4.5 million in the comparable 2017 period. The $1.4 million decrease was primarily the result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio as compared to the comparable period in 2017.

Expenses

	For the Three Months Ended September 30,
			Increase	%
	2018	2017	(Decrease)	Change
Personnel expense	$16,061	$23,062	$(7,001)	(30)%
Business promotion	4,351	10,403	(6,052)	(58)
General, administrative and other	7,897	8,497	(600)	(7)
Intangible asset impairment	4,897	—	4,897	n/a
Goodwill impairment	29,925	—	29,925	n/a
Accretion of contingent consideration	—	396	(396)	(100)
Change in fair value of contingent consideration	—	(4,798)	4,798	100
Total expenses	$63,131	$37,560	$25,571	68%

Total expenses were $63.1 million for the three months ended September 30, 2018, compared to $37.6 million for the comparable period of 2017.  Excluding goodwill and asset impairment, total expenses decreased by $9.3 million or 25% to $28.3 million for the third quarter of 2018, compared to $37.6 million for the comparable period in 2017.    Personnel expense decreased $7.0 million to $16.1 million for the three months ended September 30, 2018 as compared to the same period in 2017.  The decrease is primarily related to a reduction in commission expense due to a decrease in loan originations as well as staff reductions in the first three quarters of 2018.  As a result of the reduction in loan origination volumes, we continue to reduce overhead to more closely align staffing levels to origination volumes in the current economic environment. As a result of the staff reductions in the third quarter of 2018, average headcount decreased 26% for the third quarter of 2018 as compared to the same period in 2017.  Partially offsetting the decrease in personnel expense was  $1.1 million in severance costs associated with the repositioning of the staff and executive management team.

Business promotion decreased $6.1 million to $4.4 million for the three months ended September 30, 2018.  During the third quarter of 2018, business promotion decreased as we have begun to shift the consumer direct marketing strategy away from radio and television advertisements to a digital campaign which allows for a more cost effective approach, increasing the ability to be more price and product competitive to more specific target geographies.

General, administrative and other expenses decreased to $7.9 million for the three months ended September 30, 2018, compared to $8.5 million for the same period in 2017.  The decrease was primarily related to a $612 thousand reduction in legal fees, a $431 thousand decrease in other general and administrative expenses, a $292 thousand decrease in intangible asset amortization and a  $255 thousand decrease in premises and equipment expense. Partially offsetting the decrease was an $849 thousand increase in professional fees associated with the repositioning of the Company as well as a $141 thousand increase in data processing expense.

As part of the CCM acquisition, we recorded goodwill of $104.6 million, which is evaluated on a quarterly basis for impairment.  Prior to the fourth quarter of 2017, the estimated fair value of CCM substantially exceeded its carrying value.  As of December 31, 2017 and March 31, 2018, the estimated fair value of CCM did not substantially exceed its carrying value.  As previously disclosed in our quarterly and annual reports, CCM has continued to experience declines in mortgage refinancing originations and margin compression, primarily a result of sustained increases in market interest rates from a historically low interest rate environment. In addition, the business model of CCM has led to additional margin compression through adverse demand from investors, as a result of the borrower’s propensity to refinance.  The CCM brand has also experienced a material loss in value resulting from 1) the aforementioned adverse treatment from capital market participants for loans produced by the reporting unit, 2) consumer uncertainty due to the use of a similar brand name by an unaffiliated financial services company and 3) substantial deterioration in brand awareness.  In light of these developments, a significant reduction in the anticipated future cash flows and estimated fair value for this reporting unit has occurred.  In the second quarter of 2018, we recorded an impairment charge of $74.7 million related to goodwill and $13.4 million related to intangible assets.  During the third quarter of 2018, CCM continued to experience a significant decline in origination volume and margin compression in excess of our updated projections from the second quarter of 2018, in addition to continued adverse treatment from capital markets. As a result, during the three months ended September 30, 2018, we recorded an impairment charge of $29.9 million related to goodwill and $4.9 million related to intangible assets. See Note 4.-Goodwill and Intangible Assets of the “Notes to Unaudited Consolidated Financial Statements” for additional information.

As part of the acquisition of CCM, we recorded accretion and change in fair value of the contingent consideration liability from the close of the transaction in March 2015 through the end of the earn-out period in December 2017. With the end of the earn-out period in December 2017 and the final contingent consideration payment in the first quarter of 2018, we have no contingent consideration liability in 2018.

	For the Nine Months Ended September 30,
			Increase	%
	2018	2017	(Decrease)	Change
Personnel expense	$50,481	$69,353	$(18,872)	(27)%
Business promotion	23,082	30,744	(7,662)	(25)
General, administrative and other	27,018	24,845	2,173	9
Intangible asset impairment	18,347	—	18,347	n/a
Goodwill impairment	104,587	—	104,587	n/a
Accretion of contingent consideration	—	1,948	(1,948)	(100)
Change in fair value of contingent consideration	—	(11,052)	11,052	100
Total expenses	$223,515	$115,838	$107,677	93%

Total expenses were $223.5 million for the nine months ended September 30, 2018, compared to $115.8 million for the comparable period of 2017.  Excluding goodwill and asset impairment, total expenses decreased by $15.3 million or 13% to $100.6 million for the nine months ended September 30, 2018, compared to $115.8 million for the comparable period in 2017.    Personnel expense decreased $18.9 million to $50.5 million for the nine months ended September 30, 2018 as compared to the same period in 2017.  The decrease is primarily related to a reduction in commission expense due to a decrease in loan originations as well as staff reductions in the first three quarters of 2018.  As a result of the reduction in loan origination volumes, we continue to reduce overhead to more closely align staffing levels to origination volumes in the current economic environment. As a result of the staff reductions in the third quarter of 2018, average headcount decreased 22% for the nine months ended September 30, 2018 as compared to the same period in 2017.  Offsetting the decrease in personnel expense was $1.8 million in severance costs associated with the repositioning of the staff and executive management team.

Business promotion decreased $7.7 million to $23.1 million for the nine months ended September 30, 2018.  During the first nine months of 2018, business promotion decreased as we have begun to shift the consumer direct marketing strategy away from radio and television advertisements to a digital campaign which allows for a more cost effective approach, increasing the ability to be more price and product competitive to more specific target geographies.

General, administrative and other expenses increased to $27.0 million for the nine months ended September 30, 2018, compared to $24.8 million for the same period in 2017.  The increase was primarily related to a $2.3 million increase in legal fees associated with defending litigation matters as well as entering into preliminary settlement agreements, a $1.5 million increase in professional fees associated with the repositioning of the Company and a $369 thousand increase in data processing.  Partially offsetting the increase was an  $1.4 million decrease in other general and administrative expenses, a  $404 thousand decrease in premises and equipment expense and a $292 thousand decrease in intangible asset amortization.

As previously discussed, we recorded an impairment charge of $104.6 million related to goodwill and $18.3 million related to intangible assets during the nine months ended September 30, 2018.  See Note 4.-Goodwill and Intangible Assets of the “Notes to Unaudited Consolidated Financial Statements” for additional information.

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

Net Interest Income (Expense)

We earn net interest income primarily from mortgage assets, which include securitized mortgage collateral, loans held-for-sale and finance receivables, or collectively, “mortgage assets,” and, to a lesser extent, interest income earned on cash and cash equivalents. Interest expense is primarily interest paid on borrowings secured by mortgage assets, which include securitized mortgage borrowings and warehouse borrowings and to a lesser extent, interest expense paid on long-

term debt, Convertible Notes, MSR Financing and Term Financing. Interest income and interest expense during the period primarily represents the effective yield, based on the fair value of the trust assets and liabilities.

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

	For the Three Months Ended September 30,
	2018			2017
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Securitized mortgage collateral	$3,352,365	$39,741	4.74%	$3,767,162	$51,606	5.48%
Mortgage loans held-for-sale	429,530	5,900	5.49	452,390	5,465	4.83
Finance receivables	14,385	219	6.09	50,034	745	5.96
Other	30,254	28	0.37	33,733	38	0.45
Total interest-earning assets	$3,826,534	$45,888	4.80%	$4,303,319	$57,854	5.38%
LIABILITIES
Securitized mortgage borrowings	$3,345,711	$37,854	4.53	$3,759,675	$49,629	5.28%
Warehouse borrowings (1)	419,494	5,078	4.84	490,118	4,948	4.04
MSR financing facilities	63,739	919	5.77	13,014	192	5.90
Long-term debt	46,262	1,151	9.95	44,548	1,059	9.51
Convertible notes	24,971	471	7.54	24,970	471	7.55
Other	147	4	10.88	390	9	9.23
Total interest-bearing liabilities	$3,900,324	$45,477	4.66%	$4,332,715	$56,308	5.20%
Net interest spread (2)		$411	0.14%		$1,546	0.18%
Net interest margin (3)			0.04%			0.14%

(1)	Warehouse borrowings include the borrowings from mortgage loans held-for-sale and finance receivables.
(2)	Net interest spread is calculated by subtracting the weighted average yield on interest-bearing liabilities from the weighted average yield on interest-earning assets.
(3)	Net interest margin is calculated by dividing net interest spread by total average interest-earning assets.

Net interest spread decreased $1.1 million for the three months ended September 30, 2018 primarily attributable to an increase in interest expense as a result of an increase in the average outstanding balance of the MSR financing facility during the period as well as a decrease in the net interest spread between loans held-for-sale and finance receivables and their related warehouse borrowings.  As a result, the net interest margin decreased to 0.04% for the three months ended September 30, 2018 from 0.14% for the three months ended September 30, 2017.

During the quarter ended September 30, 2018, the yield on interest-earning assets decreased to 4.80% from 5.38% in the comparable 2017 period. The yield on interest-bearing liabilities decreased to 4.66% for the three months ended September 30, 2018 from 5.20% for the comparable 2017 period.  In connection with the fair value accounting for securitized mortgage collateral and borrowings and long-term debt, interest income and interest expense are recognized using effective yields based on estimated fair values for these instruments. The decrease in yield for securitized mortgage collateral and securitized mortgage borrowings is primarily related to increased prices on mortgage-backed bonds which resulted in a decrease in yield as compared to the previous period.

	For the Nine Months Ended September 30,
	2018			2017
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Securitized mortgage collateral	$3,470,160	$125,366	4.82%	$3,864,888	$165,260	5.70%
Mortgage loans held-for-sale	485,681	18,653	5.12	363,713	12,923	4.74
Finance receivables	21,220	1,019	6.40	38,118	1,695	5.93
Other	32,002	65	0.27	37,063	133	0.48
Total interest-earning assets	$4,009,063	$145,103	4.83%	$4,303,782	$180,011	5.58%
LIABILITIES
Securitized mortgage borrowings	$3,463,291	$119,463	4.60%	$3,857,405	$159,115	5.50%
Warehouse borrowings (1)	488,858	16,681	4.55	392,108	11,896	4.05
MSR financing facilities	50,230	2,192	5.82	16,579	674	5.42
Long-term debt	45,711	3,354	9.78	46,587	3,393	9.71
Convertible notes	24,969	1,414	7.55	24,968	1,413	7.55
Term financing	—	—	—	4,490	408	12.12
Other	196	22	14.97	474	22	6.19
Total interest-bearing liabilities	$4,073,255	$143,126	4.69%	$4,342,611	$176,921	5.43%
Net interest spread (2)		$1,977	0.14%		$3,090	0.15%
Net interest margin (3)			0.07%			0.10%

(1)	Warehouse borrowings include the borrowings from mortgage loans held-for-sale and finance receivables.
(2)	Net interest spread is calculated by subtracting the weighted average yield on interest-bearing liabilities from the weighted average yield on interest-earning assets.
(3)	Net interest margin is calculated by dividing net interest spread by total average interest-earning assets.

Net interest spread decreased $1.1 million for the nine months ended September 30, 2018 primarily attributable to an increase in interest expense as a result of an increase in the average outstanding balance of the MSR financing facility during the period as well as a decrease in the net interest spread on the securitized mortgage collateral and securitized mortgage borrowings.    Partially offsetting the decrease in net spread was a decrease in interest expense related to the payoff of the Term Financing and an increase in the net interest spread between loans held-for-sale and finance receivables and their related warehouse borrowings. As a result, the net interest margin decreased to 0.07% for the nine months ended September 30, 2018 from 0.10% for the nine months ended September 30, 2017.

During the nine months ended September 30, 2018, the yield on interest-earning assets decreased to 4.83% from 5.58% in the comparable 2017 period. The yield on interest-bearing liabilities decreased to 4.69% for the nine months ended September 30, 2018 from 5.43% for the comparable 2017 period.  In connection with the fair value accounting for securitized mortgage collateral and borrowings and long-term debt, interest income and interest expense are recognized using effective yields based on estimated fair values for these instruments. The decrease in yield for securitized mortgage collateral and securitized mortgage borrowings is primarily related to increased prices on mortgage-backed bonds which resulted in a decrease in yield as compared to the previous period.

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

During the three months ended September 30, 2018, the fair value of the long-term debt increased by $760 thousand.  The $760 thousand change was the result of a $785 thousand change in the market risk during the quarter partially offset by a $25 thousand change in the instrument specific credit risk.    During the nine months ended September 30, 2018, the fair value of the long-term debt increased by $1.8 million.  The $1.8 million change was the result of a $1.9 million change in the instrument specific credit risk partially offset by a $697 thousand change in the market risk during the nine months ended September 30, 2018.

Change in fair value of net trust assets, including trust REO (losses) gains

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Change in fair value of net trust assets, excluding REO	$(666)	$(4,479)	$(3,190)	$(1,906)
(Losses) gains from REO	(649)	2,734	(46)	8,484
Change in fair value of net trust assets, including trust gains	$(1,315)	$(1,745)	$(3,236)	$6,578

The change in fair value related to our net trust assets (residual interests in securitizations) was a loss of $1.3 million for the three months ended September 30, 2018.  The change in fair value of net trust assets, excluding REO was due to $0.7 million in losses from changes in fair value of securitized mortgage borrowings and securitized mortgage collateral primarily associated with an increase in LIBOR as well as loss assumptions. Additionally, the NRV of REO decreased $0.6 million during the period attributed to higher expected loss severities on properties held in the long-term mortgage portfolio during the period.

The change in fair value related to our net trust assets (residual interests in securitizations) was a loss of $3.2 million for the nine months ended September 30, 2018. The change in fair value of net trust assets, including REO was due to $3.2 million in losses from changes in fair value of securitized mortgage borrowings and securitized mortgage collateral primarily associated with an increase in LIBOR as well as loss assumptions, partially offset by updated assumptions on certain trusts with improved performance. Additionally, the NRV of REO decreased $46 thousand during the period as a result of higher expected loss severities on properties held in the long-term mortgage portfolio.

Income Taxes

We recorded income tax expense $12 thousand and $4.3 million for the three and nine months ended September 30, 2018, respectively. Tax expense for the three months ended September 30, 2018 is primarily the result of state income taxes from states where we do not have net operating loss carryforwards or state minimum taxes, including federal alternative minimum tax (AMT).  Tax expense for the nine months ended September 30, 2018 is primarily the result of an increase in the valuation allowance eliminating the net deferred tax asset and state income taxes from states where we do not have net operating loss carryforwards or state minimum taxes, including AMT.

 For the three and nine months ended September 30, 2017, we recorded income tax expense of $2.1 million and $3.6 million, respectively, primarily the result of amortization of the deferred charge, AMT, and state income taxes from states where we do not have net operating loss carryforwards or state minimum taxes, including AMT.  The deferred charge represented the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH prior to 2008. The deferred charge amortization and/or impairment, which does not result in any tax liability to be paid was calculated based on the change in fair value of the underlying securitized mortgage collateral during the period. At December 31, 2017, the deferred charge was included in other assets in the accompanying consolidated balance sheets and was amortized as a component of income tax expense in the accompanying consolidated statements of operations and comprehensive (loss) earnings.  With the adoption of ASU 2016-16 on January 1, 2018, the deferred charge was eliminated with a cumulative effect adjustment to opening retained earnings and it will no longer be amortized as a component of income tax expense.

As of December 31, 2017, we had estimated federal net operating loss (NOL) carryforwards of approximately $619.5 million. Federal net operating loss carryforwards begin to expire in 2027.  As of December 31, 2017, we had estimated California NOL carryforwards of approximately $431.6 million, which begin to expire in 2028.  We may not be able to realize the maximum benefit due to the nature and tax entities that holds the NOL.

Results of Operations by Business Segment

We have three primary operating segments: Mortgage Lending, Long-Term Mortgage Portfolio and Real Estate Services. Unallocated corporate and other administrative costs, including the cost associated with being a public company, are presented in Corporate. Segment operating results are as follows:

Mortgage Lending

	For the Three Months Ended September 30,
			Increase	%
	2018	2017	(Decrease)	Change
Gain on sale of loans, net	$13,673	$42,476	$(28,803)	(68)%
Servicing fees, net	10,124	8,492	1,632	19
Loss on mortgage servicing rights, net	(5,192)	(10,513)	5,321	51
Total revenues	18,605	40,455	(21,850)	(54)

Other income	133	1,106	(973)	(88)

Personnel expense	(13,409)	(21,268)	7,859	37
Business promotion	(4,324)	(10,376)	6,052	58
General, administrative and other	(3,719)	(5,018)	1,299	26
Intangible asset impairment	(4,897)	—	(4,897)	n/a
Goodwill impairment	(29,925)	—	(29,925)	n/a
Accretion of contingent consideration	—	(396)	396	100
Change in fair value of contingent consideration	—	4,798	(4,798)	(100)
(Loss) earnings before income taxes	$(37,536)	$9,301	$(46,837)	(504)%

For the three months ended September 30, 2018, gain on sale of loans, net totaled $13.7 million compared to $42.5 million in the comparable 2017 period. The $28.8 million decrease is primarily due to a $28.3 million decrease in premiums from the sale of mortgage loans,  a $12.1 million decrease in premiums from servicing retained loan sales, a  $5.6 million increase in mark-to-market losses on LHFS and a $2.1 million increase in provision for repurchases.  Partially offsetting the decrease in gain on sale of loans, net was a $18.7 million decrease in direct loan origination expenses and a $560 thousand increase in realized and unrealized net gains on derivative financial instruments.

The overall decrease in gain on sale of loans, net was primarily due to a 59% decrease in volume as well as a decrease in gain on sale margins for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.    For the three months ended September 30, 2018, we originated and sold $0.9 billion and $1.0 billion of loans, respectively, as compared to $2.1 billion and $2.1 billion of loans originated and sold, respectively, during the same period in 2017.  Margins decreased to approximately 160 bps for the three months ended September 30, 2018 as compared to 204 bps for the same period in 2017.   The primary drivers of margin compression were the increase in interest rates as compared to the third quarter of 2017 and an increase in direct origination expenses as a result of an increase in competition for volume as well as margin compression as a result of adverse demand from investors for CCM originations.

For the three months ended September 30, 2018, servicing fees, net were  $10.1 million compared to $8.5 million in the comparable 2017 period.  The increase in servicing fees, net was the result of the servicing portfolio increasing 9% to an average balance of $16.8 billion for the three months ended September 30, 2018 as compared to an average balance of $15.4 billion for the three months ended September 30, 2017.   The increase in the average balance of the servicing portfolio was part of our continued efforts during the past year to selectively retain servicing.  During the three months ended September 30, 2018, we had $570.5 million in servicing retained loan sales.

For the three months ended September 30, 2018, we recorded a $5.2 million loss from on MSRs, net compared to a loss of $10.5 million in the comparable 2017 period.  For the three months ended September 30, 2018, we recorded a $5.4 million loss from a change in fair value of MSRs primarily due to changes in fair value associated with voluntary and scheduled prepayments partially offset by changes in market rates, inputs and assumptions.  Included in the $841 thousand gain from changes in valuation market rates, inputs or assumptions was a $2.3 million decrease in fair value associated with the execution price to sell $3.4 billion of our GNMA mortgage servicing portfolio during the three months ended September 30, 2018.  Additionally, during the three months ended September 30, 2018, realized and unrealized gains from hedging instruments related to MSRs decreased to $253 thousand as compared to $672 thousand in the comparable period in 2017.

For the three months ended September 30, 2018, other income decreased to $133 thousand as compared to $1.1 million in the comparable 2017 period. The $973 thousand decrease in other income was primarily due to a $727 thousand increase in interest expense related to a 390% increase in the average outstanding balance of the MSR financing facilities in the third quarter of 2018 as compared to the comparable period in 2017.  Additionally, net interest spread between loans held-for-sale, finance receivables and their related warehouse borrowing expense decreased $221 thousand in the third quarter of 2018 as compared to the comparable period in 2017.

Personnel expense was $13.4 million for the three months ended September 30, 2018, compared to $21.3 million for the comparable period of 2017. The $7.9 million decrease is primarily related to staff reduction in the first three quarters of 2018 as well as a reduction in commission expense due to a decrease in loan originations. As a result of the reduction in loan origination volumes, we continue to right size the organization to more closely align staffing levels to origination volumes. As a result of the staff reductions in the first three quarters of 2018, average headcount in the mortgage lending division decreased 30% for the third quarter of 2018 as compared to the same period in 2017.

Business promotion decreased $6.1 million to $4.3 million for the three months ended September 30, 2018 compared to $10.4 million for the comparable period in 2017.  During the third quarter of 2018, business promotion decreased as we have begun to shift the consumer direct marketing strategy away from radio and television advertisements to a digital campaign which allows for a more cost effective approach, increasing the ability to be more price and product competitive to more specific target geographies.

General, administrative and other expenses decreased to $3.7 million for the three months ended September 30, 2018, compared to $5.0 million for the same period in 2017.  The decrease was primarily related to a $694 thousand decrease in other general and administrative expenses, a $395 thousand decrease in occupancy expense, a $292 thousand decrease in intangible asset amortization and a  $223 thousand decrease in premises and equipment expense. Partially offsetting the decrease was an $256 thousand increase in professional fees associated with the repositioning of the lending platform.

As previously discussed, during the third quarter of 2018, CCM continued to experience a significant decline in origination volume and margin compression in excess of our updated projections from the second quarter of 2018, in addition to continued adverse treatment from capital markets for conventional originations from this reporting unit.  As a result, during the three months ended September 30, 2018, we recorded an impairment charge of $29.9 million related to goodwill and $4.9 million related to intangible assets. See Note 4.-Goodwill and Intangible Assets of the “Notes to Unaudited Consolidated Financial Statements” for additional information.

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

	For the Nine Months Ended September 30,
			Increase	%
	2018	2017	(Decrease)	Change
Gain on sale of loans, net	$53,896	$116,602	$(62,706)	(54)%
Servicing fees, net	29,445	23,575	5,870	25
Gain (loss) on mortgage servicing rights, net	2,682	(18,159)	20,841	115
Other	—	19	(19)	(100)
Total revenues	86,023	122,037	(36,014)	(30)

Other income	771	2,096	(1,325)	(63)

Personnel expense	(45,651)	(64,226)	18,575	29
Business promotion	(23,019)	(30,668)	7,649	25
General, administrative and other	(13,315)	(15,085)	1,770	12
Intangible asset impairment	(18,347)	—	(18,347)	n/a
Goodwill impairment	(104,587)	—	(104,587)	n/a
Accretion of contingent consideration	—	(1,948)	1,948	100
Change in fair value of contingent consideration	—	11,052	(11,052)	(100)
(Loss) earnings before income taxes	$(118,125)	$23,258	$(141,383)	(608)%

For the nine months ended September 30, 2018, gain on sale of loans, net totaled $53.9 million compared to $116.6 million in the comparable 2017 period. The $62.7 million decrease is primarily due to a $57.8 million decrease in premiums from the sale of mortgage loans,  an  $20.3 million decrease in premiums from servicing retained loan sales, a  $20.4 million increase in mark-to-market losses on LHFS and a $5.2 million increase in provision for repurchases.  Partially offsetting the decrease in gain on sale of loans, net was a $25.1 million decrease in direct loan origination expenses and a $16.0 million increase in realized and unrealized net gains on derivative financial instruments.

The overall decrease in gain on sale of loans, net was primarily due to a 41% decrease in volume as well as a decrease in gain on sale margins for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.  For the nine months ended September 30, 2018, we originated and sold $3.2 billion and $3.4 billion in loans, respectively as compared to $5.5 billion and $5.3 billion of loans originated and sold, respectively, during the same period in 2017.  Margins decreased to approximately 168 bps for the nine months ended September 30, 2018 as compared to 214 bps for the same period in 2017.  The primary drivers of margin compression were the increase in interest rates since the end of the second quarter of 2017 and an increase in direct origination expenses as a result of an increase in competition for volume as well as margin compression as a result of adverse demand from investors for CCM originations.

For the nine months ended September 30, 2018, servicing fees, net were  $29.4 million compared to $23.6 million in the comparable 2017 period.  The increase in servicing fees, net was the result of the servicing portfolio increasing 18% to an average balance of $16.7 billion for the nine months ended September 30, 2018 as compared to an average balance of $14.1 billion for the nine months ended September 30, 2017.   The increase in the average balance of the servicing portfolio was part of our continued efforts during the past year to selectively retain servicing.  During the nine months ended September 30, 2018, we had $2.1 billion in servicing retained loan sales.

For the nine months ended September 30, 2018, gain (loss) on MSRs, net was a gain of $2.7 million compared to a loss of $18.2 million in the comparable 2017 period. For the nine months ended September 30, 2018, we recorded a $4.1 million gain from a change in fair value of MSRs primarily the result of mark-to-market changes related to an increase in interest rates resulting in a reduction in prepayment speeds partially offset by an increase in scheduled and voluntary prepayments.  Included in the $24.6 million gain from changes in valuation market rates, inputs or assumptions was a $2.3 million decrease in fair value associated with the execution price to sell $3.4 billion of our GNMA mortgage servicing portfolio during the third quarter of 2018.  Partially offsetting the gain was $1.4 million in realized and unrealized losses from hedging instruments related to MSRs.

For the nine months ended September 30, 2018, other income decreased to $771 thousand as compared to $2.1 million in the comparable 2017 period. The $1.3 million decrease in other income was due to a $1.5 million increase in interest expense related to a 203% increase in the average outstanding balance of the MSR financing facilities in the first nine months of 2018 as compared to the comparable period in 2017.  Partially offsetting the decrease was a $269 thousand increase in net interest spread between loans held-for-sale, finance receivables and their related warehouse borrowing expense.

Personnel expense was $45.7 million for the nine months ended September 30, 2018, compared to $64.2 million for the comparable period of 2017. The $18.6 million decrease is primarily related to staff reduction in the first three quarters of 2018 as well as a reduction in commission expense due to a decrease in loan originations. As a result of the reduction in loan origination volumes, we continue to right size the organization to more closely align staffing levels to origination volumes. As a result of the staff reductions in the first three quarters of 2018, average headcount decreased 25% for the nine months of 2018 as compared to the same period in 2017.

Business promotion decreased $7.7 million to $23.0 million for the nine months ended September 30, 2018 as compared to $30.7 million for the nine months ended September 30, 2017.  During the first nine months of 2018, business promotion decreased as we have begun to shift the consumer direct marketing strategy away from radio and television advertisements to a digital campaign which allows for a more cost effective approach, increasing the ability to be more price and product competitive to more specific target geographies.

General, administrative and other expenses decreased to $13.3 million for the nine months ended September 30, 2018, compared to $15.1 million for the same period in 2017. The decrease was primarily related to a $1.4 million decrease in other general and administrative expenses, a $427 thousand decrease in occupancy expense, a $309 thousand decrease in premises and equipment expense and a $292 thousand decrease in intangible asset amortization.   Partially offsetting the decrease was a $364 thousand increase in professional fees associated with the repositioning of the lending platform and a $255 thousand increase in legal fees associated with defending litigation matters.

As previously discussed, we recorded an impairment charge of $104.6 million related to goodwill and $18.3 million related to intangible assets during the nine months ended September 30, 2018.  See Note 4.-Goodwill and Intangible Assets of the “Notes to Unaudited Consolidated Financial Statements” for additional information.

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

Long-Term Mortgage Portfolio

	For the Three Months Ended September 30,
			Increase	%
	2018	2017	(Decrease)	Change
Other revenue	$195	$81	$114	141%

Personnel expense	(14)	(3)	(11)	(367)%
General, administrative and other	(132)	(64)	(68)	(106)
Total expenses	(146)	(67)	(79)	(118)

Net interest income	737	919	(182)	(20)
Change in fair value of long-term debt	(785)	104	(889)	855
Change in fair value of net trust assets, including trust REO gains (losses)	(1,315)	(1,745)	430	(25)
Total other expense	(1,363)	(722)	(641)	89
Losses before income taxes	$(1,314)	$(708)	$(606)	86%

For the three months ended September 30, 2018, net interest income totaled $737 thousand as compared to $919 thousand for the comparable 2017 period. Net interest income decreased $182 thousand for the three months ended September 30, 2018 primarily attributable to a $92 thousand increase in interest expense on the long-term debt associated with an increase in three-month LIBOR and a $90 thousand decrease in net interest spread on the long-term mortgage portfolio.

In the first quarter of 2018, we adopted ASU 2016-01, which effectively bifurcates the market and instrument specific credit risk components of changes in long-term debt. The market portion will continue to be a component of net earnings (loss) as the change in fair value of long-term debt, but the instrument specific credit risk portion will be a component of accumulated other comprehensive earnings (loss). During the three months ended September 30, 2018, the fair value of the long-term debt increased by $760 thousand.  The $760 thousand change was the result of a $785 thousand change in the market risk during the quarter partially offset by a $25 thousand change in the instrument specific credit risk.

The change in fair value related to our net trust assets (residual interests in securitizations) was a loss of $1.3 million for the three months ended September 30, 2018.  The change in fair value of net trust assets, excluding REO was due to $0.7 million in losses from changes in fair value of securitized mortgage borrowings and securitized mortgage collateral primarily associated with an increase in LIBOR as well as loss assumptions. Additionally, the NRV of REO decreased $0.6 million during the period attributed to higher expected loss severities on properties held in the long-term mortgage portfolio during the period.

	For the Nine Months Ended September 30,
			Increase	%
	2018	2017	(Decrease)	Change
Other revenue	$381	$209	$172	82%

Personnel expense	(36)	(11)	(25)	(227)%
General, administrative and other	(286)	(242)	(44)	(18)
Total expenses	(322)	(253)	(69)	(27)

Net interest income	2,549	2,752	(203)	(7)
Loss on extinguishment of debt	—	(1,265)	1,265	100
Change in fair value of long-term debt	697	(2,657)	3,354	126
Change in fair value of net trust assets, including trust REO gains	(3,236)	6,578	(9,814)	(149)
Total other income	10	5,408	(5,398)	(100)
Earnings before income taxes	$69	$5,364	$(5,295)	(99)%

For the nine months ended September 30, 2018, net interest income totaled $2.5 million as compared to $2.8 million for the comparable 2017 period.   Net interest income decreased $203 thousand for the nine months ended September 30, 2018 primarily attributable to a $242 thousand decrease in net interest spread on the long-term mortgage portfolio partially offset by a $39 increase in interest expense on the long-term debt. The increase in interest expense on the long-term debt was due to an increase in three-month LIBOR partially offset by the exchange of trust preferred securities in May 2017.

In May 2017, we exchanged 412,264 shares of common stock for the remaining trust preferred securities which had an aggregate liquidation amount of $8.5 million. The value of the shares on the issuance date exceeded the carrying value of debt by $1.3 million.  As a result, we recorded a $1.3 million loss on extinguishment of debt during the nine months ended September 30, 2017.

In the first quarter of 2018, we adopted ASU 2016-01, which effectively bifurcates the market and instrument specific credit risk components of changes in long-term debt. The market portion will continue to be a component of net earnings (loss) as the change in fair value of long-term debt, but the instrument specific credit risk portion will be a component of accumulated other comprehensive earnings (loss). During the nine months ended September 30, 2018, the fair value of the long-term debt increased by $1.8 million.  The $1.8 million change was the result of a $1.9 million change in the instrument specific credit risk partially offset by a $697 thousand change in the market risk during the nine months ended September 30, 2018.

The change in fair value related to our net trust assets (residual interests in securitizations) was a loss of $3.2 million for the nine months ended September 30, 2018. The change in fair value of net trust assets, including REO was due to $3.2 million in losses from changes in fair value of securitized mortgage borrowings and securitized mortgage collateral primarily associated with an increase in LIBOR as well as loss assumptions, partially offset by updated assumptions on certain trusts with improved performance. Additionally, the NRV of REO decreased $46 thousand during the period as a result of higher expected loss severities on properties held in the long-term mortgage portfolio.

Real Estate Services

	For the Three Months Ended September 30,
			Increase	%
	2018	2017	(Decrease)	Change
Real estate services fees, net	$711	$1,355	$(644)	(48)%
Personnel expense	(282)	(638)	356	56
General, administrative and other	(90)	(159)	69	43
Earnings before income taxes	$339	$558	$(219)	(39)%

For the three months ended September 30, 2018, real estate services fees, net were $711 thousand compared to $1.4 million in the comparable 2017 period. The $644 thousand decrease in real estate services fees, net was the result of a $345 thousand decrease in loss mitigation fees, a $211 thousand decrease in real estate service fees and a $88 thousand decrease in real estate and recovery fees.  The decrease is primarily the result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio as compared to 2017.

For the three months ended September 30, 2018, the $356 thousand reduction in personnel expense and $69 thousand reduction in general, administrative and other expense were due to a reduction in personnel and personnel related costs as a result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio as compared to 2017.

	For the Nine Months Ended September 30,
			Increase	%
	2018	2017	(Decrease)	Change
Real estate services fees, net	$3,134	$4,492	$(1,358)	(30)%
Personnel expense	(1,326)	(2,046)	720	35
General, administrative and other	(275)	(488)	213	44
Earnings before income taxes	$1,533	$1,958	$(425)	(22)%

For the nine months ended September 30, 2018, real estate services fees, net were $3.1 million compared to $4.5 million in the comparable 2017 period. The $1.4 million decrease in real estate services fees, net was the result of a $830 thousand decrease in loss mitigation fees, a $417 thousand decrease in real estate and recovery fees and a $111 thousand decrease in real estate service fees.  The decrease is primarily the result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio as compared to 2017.

For the nine months ended September 30, 2018, the $720 thousand reduction in personnel expense and $213 thousand reduction in general, administrative and other expense were due to a reduction in personnel and personnel related costs as a result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio as compared to 2017.

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

	For the Three Months Ended September 30,
			Increase	%
	2018	2017	(Decrease)	Change
Interest expense	$(459)	$(480)	$21	4%
Other expenses	(6,463)	(4,250)	(2,213)	(52)
Net loss before income taxes	$(6,922)	$(4,730)	$(2,192)	(46)%

For the three months ended September 30, 2018, other expenses increased to $6.5 million as compared to $4.3 thousand for the comparable 2017 period. The increase was primarily due to a $1.0 million increase in personnel costs related to severance and a $537 thousand increase in professional fees both associated with the repositioning of the executive management team.  Additionally, we had a $507 thousand increase in occupancy expense, a $504 thousand increase in general and administrative costs, a $149 thousand increase in healthcare costs, and a $105 thousand increase in data processing.  Partially offsetting the increase in other expenses was a reduction in legal fees of $605 thousand.

	For the Nine Months Ended September 30,
			Increase	%
	2018	2017	(Decrease)	Change
Interest expense	$(1,343)	$(1,758)	$415	24%
Other expenses	(16,776)	(11,863)	(4,913)	(41)
Net loss before income taxes	$(18,119)	$(13,621)	$(4,498)	(33)%

For the nine months ended September 30, 2018, interest expense decreased to $1.3 million as compared to $1.8 million for the comparable 2017 period. The $415 thousand decrease in interest expense was primarily due a $408 thousand reduction in interest expense related to the payoff of the Term Financing in February 2017.

For the nine months ended September 30, 2018, other expenses increased to $16.8 million as compared to $11.9 million for the comparable 2017 period.  The increase was primarily due to a $1.3 million increase in personnel costs related to severance and a $1.1 million increase in professional fees both associated with the repositioning of the executive management team.  Additionally, we had a $2.1 million increase in legal fees associated with defending litigation matters as well as entering into preliminary settlement agreements, a $505 thousand increase in occupancy expense, a $230 thousand increase in data processing and a $365 thousand increase in general and administrative costs.  Offsetting the increase in other expenses was a $699 thousand reduction in benefits associated with a change to a more cost effective benefits provider and a reduction in payroll taxes as a result of the staff reductions made during the first three quarters of 2018 as well as the new Tax Act, which was passed in December 2017.

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

We used September 30, 2018 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitivity and assume instantaneous, parallel shifts in interest rate yield curves. Management uses sensitivity analysis, such as those summarized below, based on a hypothetical 25 basis point increase or decrease in interest rates, to monitor the risks associated with changes in interest rates. We believe the use of a 50 basis point shift up and down (100 basis point range) is appropriate given the relatively short time period that the mortgage loans pipeline is held on our balance sheet and exposed to interest rate risk (during the processing, underwriting and closing stages of the mortgage loans which can last up to approximately 60 days). We also actively manage our risk management strategy for our mortgage loans pipeline (through the use of economic hedges such as forward loan sale commitments and mandatory delivery commitments) and generally adjust our hedging position daily. In analyzing the interest rate risks associated with our MSRs, management also uses multiple sensitivity analyses (hypothetical 25 and 50 basis point increases and decreases) to review the interest rate risk associated with our MSRs.

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

The following table summarizes the estimated changes in the fair value of our mortgage pipeline, MSRs and related derivatives that are sensitive to interest rates as of September 30, 2018 given hypothetical instantaneous parallel shifts in the yield curve:

	Changes in Fair Value
	Down	Down	Up	Up
	50 bps	25 bps	25 bps	50 bps
Total mortgage pipeline (1)	(28)	(16)	(8)	(32)
Mortgage servicing rights (2)	(9,775)	(4,338)	3,320	5,843

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our CEO and CFO, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e). Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that, as September 30, 2018, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

Legal Proceedings

   Information with respect to this item may be found in Note 11 – Commitments and Contingencies of the “Notes to Unaudited Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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
101

The following materials from Impac Mortgage Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Earnings, (3) the Condensed Consolidated Statements of Cash Flows, and (4) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

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

November 8, 2018