Form 10-K
period 2018-12-31
IMPAC MORTGAGE HOLDINGS INC
filed 2019-03-15
CIK 1000298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Emerging growth company ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b‑2) Yes ☐ No ☒

As of June 29, 2018, the aggregate market value of the voting stock held by non‑affiliates of the registrant was approximately $97.8 million, based on the closing sales price of common stock on the NYSE American on June 29, 2018. For purposes of the calculation only, all directors and executive officers and beneficial holders of more than 10% of the stock of the registrant have been deemed affiliates. There were 21,177,327 shares of common stock outstanding as of March 8, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Annual Report on Form 10-K.

IMPAC MORTGAGE HOLDINGS, INC.

2018 FORM 10‑K ANNUAL REPORT

PART I

ITEM 1. BUSINESS

Impac Mortgage Holdings, Inc., sometimes referred to herein as the “Company,” “we,” “our” or “us,” is a Maryland corporation incorporated in August 1995 and includes the following subsidiaries: Integrated Real Estate Service Corporation, (IRES), IMH Assets Corp. and Impac Funding Corporation. Impac Mortgage Corp. (IMC) a subsidiary of IRES, conducts our mortgage lending and real estate services operations.

Forward‑Looking Statements

This report on Form 10‑K contains certain forward‑looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward‑looking statements, some of which are based on various assumptions and events that are beyond our control, may be identified by reference to a future period or periods or by the use of forward‑looking terminology, such as “may,” “will,” “believe,” “expect,” “likely,” “should,” “could,” “seem to,” “anticipate,” “plan,” “intend,” “project,” “assume,” or similar terms or variations on those terms or the negative of those terms. The forward‑looking statements are based on current management expectations. Actual results may differ materially as a result of several factors, including, but not limited to the following: successful development, marketing, sale and financing of new and existing financial products; expansion of NonQM loan originations and conventional and government-insured loan programs; ability to successfully diversify our loan products; ; ability to successfully sell loans to third-party investors; volatility in the mortgage industry; unexpected interest rate fluctuations and margin compression; performance of third-party sub-servicers; our ability to manage personnel expenses in relation to mortgage production levels; our ability to successfully use warehousing capacity and satisfy financial convents requirements; increased competition in the mortgage lending industry by larger or more efficient companies; issues and system risks related to our technology; ability to successfully create cost and product efficiencies through new technology; more than expected increases in default rates or loss severities and mortgage related losses; ability to obtain additional financing through lending and repurchase facilities, debt or equity funding, strategic relationships or otherwise;  the terms of any financing, whether debt or equity, that we do obtain and our expected use of proceeds from any financing; increase in loan repurchase requests and ability to adequately settle repurchase obligations; failure to create brand awareness; the outcome, including any settlements, of litigation or regulatory actions pending against us or other legal contingencies; our compliance with applicable local, state and federal laws and regulations; and other general market and economic conditions.

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

Our Company

We were founded in 1995 and are an established nationwide independent residential mortgage lender which originates, sells and services residential mortgage loans. We originate non-qualified mortgages (NonQM), conventional mortgage loans eligible for sale to U.S. government‑sponsored enterprises, (GSEs), including Fannie Mae, Freddie Mac (conventional loans), and government‑insured mortgage loans eligible for government securities issued through Ginnie Mae (government loans).

During the first quarter of 2018, our previous Chairman and CEO Joseph Tomkinson, announced that he would be retiring as of July 31, 2018. As part of this announcement, the Board of Directors appointed George Mangiaracina as President and subsequently Chairman and CEO upon Mr. Tomkinson’s retirement.  As part of this transition, we announced additional changes to our senior management team and Board of Directors in 2018.

Segments

Our business activities are organized and presented in three primary operating segments: Mortgage Lending, Real Estate Services and the Long‑Term Mortgage Portfolio. Our mortgage lending segment provides mortgage lending products through three lending channels, retail, wholesale and correspondent and opportunistically retain mortgage servicing rights.  Our real estate services segment performs master servicing and provides loss mitigation services for primarily our securitized long-term mortgage portfolio.  And, our long-term mortgage portfolio consists of residual interests in securitization trusts.  A description of each operating segment is presented below with further details and discussions of each segment’s results of operations presented in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

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

During 2014, we rolled out and began originating NonQM loans. NonQM mortgages are generally loans that do not meet the qualified mortgage (QM) guidelines set out by the Consumer Financial Protection Bureau (CFPB).  We believe there is an underserved mortgage market for borrowers with good credit who may not meet the NonQM guidelines, for example self-employed borrowers. As the demand by consumers for the NonQM product grows we expect the investor appetite will increase for the NonQM mortgages. A NonQM borrower is generally less sensitive to interest rates and generally does not have the same income documentation that a conforming loan borrower does, nonetheless the borrower is still required to meet the “ability to repay” guidelines.

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

Our mortgage lending activities primarily consist of the origination, sale and servicing of conventional loans eligible for sale to Fannie Mae and Freddie Mac, government‑insured loans eligible for Ginnie Mae securities issuance as well as NonQM. We currently originate and fund mortgages through our wholly‑owned subsidiary, IMC. In order to originate mortgage loans we must be able to finance them and hold them on our balance sheet until such loans are sold. In order to do this we must have lines of credit with banks (called warehouse lines) that allow us the short term funding required.

The following table presents selected data from our mortgage lending operations for the years ended December 31, 2018 and 2017:

(in millions)	2018	2017
Originations	$3,839.6	$7,111.7
Servicing Portfolio	6,218.1	16,330.1
Mortgage servicing rights	64.7	154.4
Servicing fees, net	37.3	31.9

Our origination volumes decreased 46% in 2018 to $3.8 billion as compared to $7.1 billion in 2017. Of the $3.8  billion in total originations in 2018, approximately $1.8 billion, or 48%, was originated through the retail channel. In contrast, during 2017, our retail originations contributed 65% to our total origination volume. From January 2017 through the fourth quarter of 2018, interest rates have increased significantly from the historically low interest rate environment the previous years, causing a sharp drop in refinance volume which has been the predominance of our retail originations.

Our loan products primarily include NonQM mortgages, conventional loans eligible for sale to Fannie Mae and Freddie Mac and loans eligible for government insurance (government loans) by the Federal Housing Administration (FHA), Veterans Affairs (VA), and United States Department of Agriculture (USDA).

Our mortgage servicing portfolio decreased in 2018 primarily due to a shift in strategy during the third and fourth quarters of 2018 to direct our efforts on repositioning the Company by focusing on our core NonQM lending business and strengthen our liquidity position. During the fourth quarter of 2018, we completed two servicing sales of approximately $10.5 billion in unpaid principal balance (UPB) of FNMA and GNMA mortgage servicing rights (MSR).

Each of our three origination channels, Retail, Wholesale and Correspondent, produces similar mortgage loan products and applies similar underwriting standards.

	For the year ended December 31,
(in millions)	2018	%	2017	%
Originations by Channel:
Retail	$1,842.2	48%	$4,611.5	65%
Correspondent	1,119.5	29	1,420.4	20
Wholesale	877.9	23	1,079.8	15
Total originations	$3,839.6	100%	$7,111.7	100%

Retail—Our retail channel today consists of our consumer direct call center CCM, a leading originator which was previously based in Orange, California.  During the fourth quarter of 2018 we relocated the consumer direct call center from the office in Orange into our corporate office in Irvine, California.  This transition was part of our plan to streamline the operations and reposition the consumer direct platform to be more competitive in a challenging lending market.

The retail channel  utilizes a high‑volume, rapid response time funding model with a focus on providing exceptional customer service. The acquisition of CCM’s residential lending platform in 2015 added a centralized retail call center to IMC’s current business‑to‑business origination channels and provides additional capacity to process increased origination volumes of expanded products including our NonQM loan programs and government insured Ginnie Mae programs, while profitably creating servicing assets for IMC.

When loans are originated on a retail basis, the origination documentation is completed inclusive of customer disclosures and other aspects of the lending process and funding of the transaction is completed internally. Our call center representatives contact borrowers through either inbound or outbound marketing campaigns sourced from our digital marketing campaigns, TV and radio ads, purchase‑money and refinance mortgage leads, including leads sourced from customer referrals and retention of customers in the servicing portfolio that are seeking to refinance or purchase a property. For the year ended December 31, 2018, we closed $1.8 billion of loans in this origination channel, which equaled 48% of total originations, as compared to $4.6 billion or 65% of total originations during 2017.

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

In our correspondent channel, the correspondent seller originates and closes the loan. After the loan is originated, the correspondent seller provides the needed documentation and information to us to review and determine if it meets our underwriting guidelines. The loan is acquired by us only after we approve it for purchase. We focus on customer service for our clients by facilitating prompt review by our due diligence team, providing bid pricing on both newly originated and seasoned portfolios, enabling clients to deliver one loan at a time on a flow basis and providing clients with expedited funding timelines. We purchase NonQM loans, conventional loans eligible for sale to the GSEs and government‑insured loans eligible for Ginnie Mae securities. For the year ended December 31, 2018, we closed loans totaling $1.1 billion in the correspondent origination channel, which equaled 29% of total originations, compared to $1.4, billion or 20%, of total originations during 2017.

Wholesale—In a wholesale transaction, our account executives work directly with mortgage brokers who originate and document loans for delivery to our operational center where we underwrite and fund the mortgage loan. Each loan is underwritten to our underwriting standards and, if approved, the borrower is sent new disclosures under our name and the loan is funded in the name of Impac Mortgage.

Prior to accepting loans from mortgage brokers, each mortgage broker is required to meet our guidelines for minimum experience, credit score and net worth. We also obtain a third‑party due diligence report for each prospective broker that verifies licensing and provides information on any industry sanctions that might exist. In addition, each mortgage broker is required to sign our broker agreement that contains certain representations and warranties from the brokers. For the year ended December 31, 2018, we closed loans totaling $877.9 million in this origination channel, which equaled 23% of total originations, as compared to $1.1 billion, or 15%, of total originations during 2017.

Since 2011, we have provided loans to customers predominantly in the Western U.S. with California, Washington and Arizona comprising 67.7% of originations in 2018. Currently, we provide nationwide lending with our retail call center, correspondent sellers and mortgage brokers.

Loan Types

Our loan products primarily include conventional loans eligible for sale to Fannie Mae and Freddie Mac and loans eligible for government insurance by FHA, Veteran’s Administration (VA) and U.S. Department of Agriculture (USDA) and NonQM. The FHA, VA and USDA loans are government-insured loans eligible for Ginnie Mae securities issuance. We have established strict lending guidelines, including determining the  prospective borrowers’ ability to repay the mortgage, which we believe will keep delinquencies and foreclosures at acceptable levels. We continue to refine our guidelines to expand our reach to the underserved market of credit worthy borrowers who can fully document and substantiate an ability to repay mortgage loans, but unable to obtain financing through traditional programs (QM loans), for example self-employed borrowers.  In conjunction with establishing strict lending guidelines, we have also established investor relationships which provide us with an exit strategy for these nonconforming loans.  In 2018, one of our strategic relationships closed two private label securitizations with AAA ratings by two ratings agencies, which were both 100% backed by our NonQM collateral.  In 2018, our NonQM origination volume increased to  $1.3 billion with an average Fair Isaac Company credit score (FICO) of 725 and a weighted average loan to value ratio (LTV) of 68%.  In 2017, our NonQM origination volume was $891.2 million with an average Fair Isaac Company credit score (FICO) of 723 and a weighted average loan to value ratio (LTV) of 64%.

The following table indicates the breakdown of our originations by loan type for the periods indicated:

	For the year ended December 31,
(in millions)	2018	2017
Originations by Loan Type:
Government-insured	$1,275.5	$1,991.4
Conventional	1,263.2	4,229.1
NonQM	1,300.9	891.2
Total originations	$3,839.6	$7,111.7

Loan Sales—Selling Loans to GSEs, Issuing Ginnie Mae Securities and Selling Loans on a Whole Loan Basis

We sell the mortgage loans to the secondary market, including sales to the GSEs and issuing securities through Ginnie Mae. We opportunistically sell loans on a servicing‑retained basis where the loan is sold to an investor such as Freddie Mac, and we retain the right to service that loan, called mortgage servicing rights (MSRs). We securitize government-insured loans by issuing Ginnie Mae securities through a process whereby a pool of loans is transferred to Ginnie Mae as collateral for a government-insured mortgage‑backed security. Traditionally, we have not sold a significant amount of residential mortgage loans on a whole loan basis where the investor also acquires the servicing rights.  In 2018, we began to do more whole loans sales in an effort to expand our take out investor base for NonQM loans and balance our investment in MSRs with our liquidity needs.

Additionally, during the fourth quarter of 2017, Fannie Mae sufficiently limited the manner and volume for our deliveries of eligible loans such that we elected to cease deliveries to them and we expanded our whole loan investor base for these loans.  During 2018, we completed servicing released loan sales to these whole loan investors and expect to continue to utilize these alternative exit strategies for Fannie Mae eligible loans.  We continue to take steps to manage our prepayment speeds to be more consistent with our industry comparables and to reestablish the full confidence and delivery mechanisms to our investor base. We remain an approved Seller and Servicer with Fannie Mae and Freddie Mac.

The following table indicates the breakdown of our loan sales to GSEs, issuance of Ginnie Mae securities and loans sold to investors on a whole loan basis for the periods as indicated:

	For the year ended
	December 31,
(in millions)	2018	2017
Fannie Mae	$—	$2,052.4
Freddie Mac	878.2	2,149.7
Ginnie Mae	1,512.0	1,879.0
Total servicing retained sales	2,390.2	6,081.1
Other (servicing released)	1,664.2	854.9
Total loan sales	$4,054.4	$6,936.0

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

We have hired a nationally recognized residential servicer to sub‑service the servicing portfolio. Although we use a sub‑servicer to provide primary servicing and certain default servicing functions, our servicing surveillance team, which is experienced in loss mitigation and real estate recovery, monitors and surveys the performance of the loans and sub‑servicer. We generally earn a servicing fee on each loan, but we also incur the cost of the sub‑servicer as well as the internal servicing surveillance team. Incurring the cost of both a sub‑servicer and an internal surveillance team reduces the net revenues we earn from the mortgage servicing portfolio; however, we believe it reduces our risk by minimizing delinquencies and repurchase risk.

During 2018,  despite the mortgage servicing portfolio decreasing to $6.2 billion as of December 31, 2018 from $16.3 billion at the end of 2017,  it generated net servicing income of $37.3 million and $31.9 million, in 2018 and 2017, respectively. The decrease was the result of two servicing sales of approximately $10.5 billion in UPB of FNMA and GNMA MSRs completed during the fourth quarter of 2018.  Servicing fees, net will decrease substantially in 2019 as a result of the aforementioned servicing sales during the fourth quarter of 2018.

We may sell mortgage servicing rights to fund the expansion of origination volumes, balance the capital invested in mortgage servicing with liquidity which has and will result in a decrease in our mortgage servicing portfolio. We may continue to monetize mortgage servicing rights as needed in the future. Furthermore, the value of mortgage servicing rights are affected by increases and decreases in mortgage interest rates. Therefore, volatility in mortgage rates generally causes volatility in the value of mortgage servicing rights.

Risk Management

We are exposed to various business risks which may significantly impact our financials. Our risk management framework and governance structure is intended to provide oversight and ongoing management of the risks inherent in our business activities and create a culture of risk awareness.  Our Compliance and Risk Management oversees governance processes and monitoring of these risks including the establishment of risk strategy and documentation of risk policies and controls.  Compliance and Risk Management work in partnership with the business to provide oversight of enterprise risk management and controls. This includes establishing enterprise-level risk management policies, appropriate governance activities and creating risk transparency through risk reporting.  For further discussion on operational and market risks, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operational and Market Risks.”

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

Hedging

We are exposed to interest rate risks relating to our mortgage lending operations. We use derivative instruments to manage some of our interest rate risk;  however, we do not attempt to hedge interest rate risk completely. For further discussion on interest rate risk and hedging, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operation and Market Risks.”

Data Security

Sensitive borrower information, such as name, address and social security number is included in nearly all mortgage loan files. We seek to keep this information secure for every borrower. To do so, our policy requires all sensitive borrower data to be transmitted to us through our secure website portal which allows all of our customers, correspondent sellers, mortgage brokers and individual borrowers to send data to us securely in an encrypted manner.  For a discussion of cybersecurity risk see Item 1A. “Risk Factors - Cybersecurity risks, cyber incidents and technology failures may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.”

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

In previous years, we securitized mortgage loans by transferring originated residential single‑family mortgage loans and multifamily commercial loans (the “transferred assets”) into non‑recourse bankruptcy remote trusts which in turn issued tranches of bonds to investors supported only by the cash flows of the transferred assets. Because the assets and liabilities in the securitizations are nonrecourse to us, the bondholders cannot look to us for repayment of their bonds in the event of a shortfall. These securitizations were structured to include interest rate derivatives. We retained the residual interest in each trust, and in most cases are the master servicer. A trustee and servicer, unrelated to us, was named for each securitization. Cash flows from the loans (the loan payments and liquidation of foreclosed real estate properties) collected by the loan servicer are remitted to us, the master servicer. The master servicer remits payments to the trustee who remits payments to the bondholders (investors). The servicer collects loan payments and performs loss mitigation activities for defaulted loans. These activities include foreclosing on properties securing defaulted loans, which results in REO.

Commercial mortgages in our long‑term mortgage portfolio are primarily adjustable rate mortgages with initial fixed interest rate periods of two, three, five, seven and ten years that subsequently convert to adjustable rate mortgages (hybrid ARMs), and are primarily secured with multi‑family residential real estate. Commercial mortgages have provided greater asset diversification on our consolidated balance sheet as borrowers of commercial mortgages typically have higher credit scores and commercial mortgages typically have lower LTVs.

Before 2007, we securitized mortgage loans in the form of collateralized mortgage obligations, or CMOs, which were consolidated and accounted for as secured borrowings for financial statement purposes. Securitized mortgages in the form of real estate mortgage investment conduits, or REMICs, were either consolidated or unconsolidated depending on the design of the securitization structure. We consolidated the variable interest entity, or VIE, as the primary beneficiary of the sole residual interest in each securitization trust where we also performed the master servicing. Amounts consolidated were included in trust assets and liabilities as securitized mortgage collateral, real estate owned, derivative assets, securitized mortgage borrowings and derivative liabilities in the accompanying consolidated balance sheets. At December 31, 2018, our residual interests in securitizations (represented by the difference between total trust assets and total trust liabilities) increased to $17.4 million, compared to $17.3 million at December 31, 2017.

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

Master servicing fees are generally 0.03% per annum on the unpaid principal balance of the mortgages serviced. As a master servicer, we also earn income or incur expense on principal and interest payments received from borrowers until those payments are remitted to the investors of those mortgages. Fees from the master servicing portfolio have declined significantly due to a decrease in principal balances since the end of 2008, which in turn affects the amount we earn on balances held in custodial accounts. At December 31, 2018, we were the master servicer for approximately 16,330 mortgages with an UPB of approximately $4.1 billion of which $798 million of those loans were 60 or more days delinquent. At December 31, 2018, we were also the master servicer for unconsolidated securitizations (included in the total master servicing portfolio above) totaling approximately $486 million in unpaid principal balance of which $202 million of those loans were 60 or more days delinquent. Fees earned from master servicing are separate from those earned from mortgage servicing which are generated from servicing rights from new originations since 2011.

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

The corporate segment also includes debt expense related to the Convertible Notes due in 2020, term financing which was repaid in 2017, as well as capital leases. Debt service expense is not allocated and remains in this segment. We have taken advantage of very low financing rates and entered into capital lease arrangements to finance the purchase of equipment, mostly computer equipment, used in all three segments. The interest expense associated with the capital leases is not allocated and remains in this segment.

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

Competition

We operate in a highly competitive industry that could become even more competitive as a result of legislative, regulatory, economic, and technological changes, as well as continued consolidation or expansion. Our competitors include banks, thrifts, credit unions, real estate brokerage firms, mortgage brokers, fintech companies and mortgage banking companies. Competition is based on a number of factors including, among others, customer service, quality and range of products and services offered, price, reputation, interest rates, lending limits and customer convenience. To compete effectively, we must have a very high level of operational, technological, and managerial expertise, as well as access to capital at a competitive cost. Many of our competitors are larger than we are and have access to greater financial resources than we do, which can place us at a competitive disadvantage. In addition, many of our largest competitors are banks or affiliated with banking institutions, the advantages of which include, but are not limited to, the ability to hold new mortgage loan originations in an investment portfolio and having access to financing with more favorable terms than we do, including lower funding costs with bank deposits as a source of liquidity.

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

Employees

As of December 31, 2018, we had a total of 417 employees.  Management believes that relations with our employees are good. We are not a party to any collective bargaining agreements.

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

We believe that a key driver for our Company will be increasing the profitability of our mortgage lending operations. Our success is dependent on many factors such as the documentation and data capture technology, increasing our loan origination operational capacities, increasing our mortgage origination efficiencies, attracting qualified employees, ability to maintain our approvals and sell or securitize loans with Fannie Mae, Freddie Mac, Ginnie Mae and other investors, ability to increase our mortgage servicing portfolio, the ability to obtain adequate warehouse borrowing capacity, the ability to adequately maintain loan quality and manage the risk of losses from loan repurchases, the changing regulatory environment for mortgage lending and the ability to fund our originations.

If we are unable to generate sufficient net earnings from our mortgage lending operations, we may be unable to satisfy our future operating costs and liabilities, including repayment of our debt obligations.

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

As a result of higher interest rates, a decline in refinancing transactions, current economic conditions, the mortgage regulatory environment and other factors it is projected by some mortgage organizations that mortgage originations during 2019 may be at lower volumes than 2018. As a result, we may experience reduced volumes and reduced income unless we are able to garner a greater market share of originations or sufficiently reduce costs. In addition, volatility in mortgage interest rates could cause volatility in the value of our mortgage servicing rights, resulting in volatile or adverse financial results.

Our performance may be adversely affected by the performance of parties who service or sub‑service our mortgage loans.

We contract with third parties for the servicing of our mortgage loans in our long‑term mortgage portfolio, for which we are the master servicer, and the servicing portfolio in our mortgage lending operations.  We are also contracting with third parties for the servicing of our non-qualified mortgage loan portfolio. Although we use third-party servicers, we retain primary responsibility to insure the loans are serviced meeting contractual and regulatory requirements. Our operations, performance and liabilities are subject to risks associated with inadequate or untimely servicing. With respect to non-qualified mortgage loans, our inability to onboard correctly or timely could adversely affect the value of the related servicing rights held by us. If a servicer defaults or fails to perform to certain standards then this can be deemed to be a default or failure by us to perform those duties or functions. If we, or our sub‑servicers, commit a material breach of our obligations as a servicer or master servicer, we may be subject to damages or termination if the breach is not cured within a specified period of time following notice, causing us to lose servicing rights income. In addition, we may be required to indemnify the investor or securitization trustee against losses from any failure by us, as master servicer or on behalf of the sub‑servicer, to perform the servicing obligations properly. If, as a result of a servicer or sub‑servicer’s failure to perform adequately, we were terminated as servicer by an investor, trustee or master servicer, the value of any servicing or master servicing rights held by us could be adversely affected. Also, this could affect the cash flow generated by our servicing rights portfolio.

We are also contracting with third parties for the servicing of our non-qualified mortgage loan portfolio.  This will be a new third party relationship for the organization and the first time that the organization is servicing its non-qualified mortgage loans.  While the servicing requirements of non-qualified mortgage loans are the same as those for traditional qualified mortgages, the customer base has different needs.  Managing through the onboarding of these new servicing relationships will be a focus of the Company in this upcoming year.  If, as a result of this sub-servicer’s failure to perform adequately, or our inability to onboard correctly or timely, the value of these servicing rights held by us could be adversely affected. Also, this could affect the cash flow generated by this portion of our servicing portfolio.

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

The value of mortgage servicing rights are dependent upon various factors, including, but not limited to, the adequate performance of the servicing function by our sub‑servicer, the responsibilities imposed on us by the investors of our loans for which we hold the servicing rights, interest rates, the cost of our sub‑servicers, loan prepayments and delinquencies. As these factors and others vary, the value of our mortgage servicing rights may fluctuate which may affect our ability to meet financial covenants, maintain credit facilities, expand our operations and generate income from our operations.

If we are unable to satisfy our debt obligations or to meet or maintain the necessary financial covenant requirements with lenders or satisfy, or obtain waivers from, the continuing covenants, this could have a material adverse effect on our financial condition and results of operations.

We have significant debt obligations including:

•	$25.0 million Convertible Promissory Notes due May 2020;

•	Junior Subordinated Notes with an outstanding principal balance of $62.0 million at December 31, 2018; and

•	Warehouse facilities with third‑party lenders which are secured by and used to fund residential mortgage loans until such loans are sold.

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

Furthermore, our credit and warehouse facilities contain covenants, including requirements to maintain a certain minimum net worth, liquidity, litigation judgment thresholds, debt ratios, profitability levels and other customary debt covenants. A breach of the covenants can result in an event of default under our facilities and as such allows the lender to pursue certain remedies, which may constitute a cross default under other agreements.  At December 31, 2018, we were not in compliance with certain financial covenants under one of our warehouse facilities and received the necessary waiver.

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

NonQM loans are mortgages that generally did not qualify for purchase by government‑sponsored agencies such as Fannie Mae and Freddie Mac. Credit risks associated with all these mortgages may be greater than those associated with conforming mortgages. Mortgages made to these borrowers may entail a higher risk of delinquency and higher losses than mortgages made to borrowers who utilize conventional mortgage sources. Delinquency, foreclosures and losses generally increase during economic slowdowns or recessions. The actual risk of delinquencies, foreclosures and losses on mortgages made to these borrowers may be higher under current economic conditions than those in the past. Additionally, the combination of different underwriting criteria and higher rates of interest leads to greater risk, including higher prepayment rates and higher delinquency rates and /or credit losses. These also include loans that are interest only. If there is a decline in real estate values, as previously seen, borrowers may default on these types of loans since they have not reduced their principal balances, which, therefore, could exceed the value of their property. In addition, a reduction in property values would also cause an increase in the loan‑to‑value (LTV) ratio for that loan which could have the effect of reducing the value of the property collateralized by that loan, reducing the borrowers’ equity in their homes to a level that would increase the risk of default. If we have sold the loan or the servicing of the loan, this may violate the representations and warranties we made in such a sale and impose upon us an obligation to repurchase the loan. In addition, if we expand our products beyond residential mortgages to other types of consumer lending products, we may encounter additional risks associated with these products.

Cybersecurity risks, cyber incidents and technology failures may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of theft of certain personally identifiable information of consumers, misappropriating assets, stealing confidential information, corrupting data or causing operational disruption.

The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our investor relationships.

As our reliance on rapidly changing technology has increased, so have the risks posed to its information systems, both proprietary and those provided to us by third-party service providers.  System disruptions and failures caused by fire, power loss, telecommunications outages, unauthorized intrusion, computer viruses and disabling devices, natural disasters and other similar events may interrupt or delay our ability to provide services to our customers.

Despite our efforts to ensure the integrity of our systems, our investment in significant physical and technological security measures, employee training, contractual precautions and business continuity plans, and our implementation of policies and procedures designed to help mitigate cybersecurity risks and cyber intrusions, there can be no assurance that any such cyber intrusions will not occur or, if they do occur, that they will be adequately addressed. We also may not be able to anticipate or implement effective preventive measures against all security breaches, especially because the methods of attack change frequently or may not be recognized until after such attack has been launched, and because security attacks can originate from a wide variety of sources, including third parties such as persons involved with organized crime or associated with external service providers. We are also held accountable for the actions and inactions of our third-party vendors regarding cybersecurity and other consumer-related matters.

Any of the foregoing events could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidence in our security measures, customer dissatisfaction, additional regulatory scrutiny, significant litigation exposure and harm to our reputation, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations.

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

We are subject to a purported class action lawsuit relating to our Series B Preferred Stock in which holders are seeking cumulative dividends, unpaid dividends, certain restrictions on our actions, including the ability to pay common stock dividends, and the election of two directors by the preferred holders. In December 2017, we received an unfavorable court ruling that the rights, preferences and terms of the Series B Preferred Stock prior to the 2009 closing of the tender offer and consent solicitation remain in effect, that the 2009 amendments were ineffective, and the 2004 rights remain in effect.  We intend to appeal the decision.  If not reversed, the decision affects the rights of the Series B holders to receive, when and as authorized by the Board of Directors, cumulative preferential cash dividends at a rate of 9.375% of the $25.00 liquidation preference per annum (equivalent to a fixed annual amount of $2.34375 per share) payable on a quarterly basis.   Further, plaintiffs have presented post-decision arguments that Impac is required to pay three quarters of dividends to Series B stockholders and to accrue all unpaid dividends.  In addition, under the Series B Preferred Stock terms prior to the 2009 amendments, whenever dividends are in arrears for six or more quarters, whether or not consecutive, the Series

B Preferred Stock will be entitled to call a special meeting for the election of two additional directors. The 2004 rights also provide for certain other voting rights prior to amendment of any provisions of our charter so as to materially and adversely affect the Series B Preferred Stock, or approve a merger or similar transaction unless the Series B Preferred Stock remain outstanding and materially unchanged.  We would also be prohibited from paying any dividend on our common stock until dividends on the Series B Preferred Stock are paid in full.  Appeal of the court ruling will continue the cost and expense related to defending this lawsuit and diversion of our management’s efforts and attention from ordinary business operations in order to address the claims.  This court ruling and the possible judgment may have a material adverse effect on our financial condition or results of operations.

Our hedging strategies implemented by our mortgage lending operations may not be successful in mitigating our risks associated with the market movement of interest rates.

We use various derivative financial instruments to provide a level of protection against interest rate risks in our mortgage lending operations, but no hedging strategy can protect us completely. When interest rates change, we expect to record a gain or loss on derivatives which would be offset by an inverse change in the value of mortgage loans held for sale, our held mortgage servicing rights, forward sale and interest rate lock commitments. We cannot assure you, however, that our use of derivatives will offset the risks related to changes in interest rates. There have been periods, and it is likely that there will be periods in the future, during which we will not have offsetting gains or losses in mortgage loans, mortgage servicing rights, forward sale and interest rate lock commitment values after accounting for our derivative financial instruments. The derivative financial instruments we select may not have the effect of reducing our interest rate risk. In addition, the nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed strategies, improperly executed and recorded transactions or inaccurate assumptions could actually increase our risk and losses. In addition, hedging strategies involve transaction and other costs. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses.

A decrease in our mortgage origination volume could adversely affect our mortgage servicing portfolio.

Origination volume is subject to multiple factors, including changes in interest rates, market and economic conditions and availability of government programs. Our origination volume has declined and may continue to decline if interest rates increase or if we cannot replace this volume with other loan origination channels such as new customer acquisitions or purchase money loans. If we are unable to maintain our mortgage originations volume then our business, financial condition and results of operations could be adversely affected.

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
•

an increase in interest rates, together with an increase in monthly payments when an adjustable mortgage loan’s interest rate adjusts upward from an initial fixed rate or a low introductory rate, may cause increased delinquency, default and foreclosure. Increased mortgage defaults and foreclosures may adversely affect our business as they increase our expenses and reduce the number of mortgages we service.

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

Our MSR financing facilities generally allow us to borrow up to 60% of the estimated fair value of MSRs.  A decline in value of the MSRs could limit our ability to borrow on these facilities.  Limitations on borrowings on these financing facilities imposed by the amount of eligible collateral pledged could affect the borrowing capacity of the facility, which could have an adverse impact on our financial condition.

Our ability to utilize our net operating losses and certain other tax attributes may be limited.

At the end of our 2018 taxable year, we had federal and California net operating loss (NOL) carry‑forwards of approximately $564.6 million and $386.0 million, respectively. Federal NOLs begin to expire in 2027 and California NOLs begin to expire in 2028.  We may not generate sufficient taxable income in future periods to be able to realize fully the tax benefits of our NOL carry‑forwards. Although, under existing tax rules, we are generally allowed to use those NOL carry‑forwards to offset taxable income in subsequent taxable years, our ability to use those NOL carry‑forwards to offset income may be severely limited to the extent that we experience an ownership change within the meaning of Section 382 of the Internal Revenue Code. These provisions could also limit our ability to deduct certain losses (built‑in losses) we recognize after an ownership change with respect to assets we own at the time of the ownership change. In general, an ownership change, as defined by Section 382, results from transactions increasing ownership of certain stockholders or public groups in our stock by more than 50% over a three‑year period. In addition, the generation of taxable income from cancellation of debt may further reduce the NOL. Any limitation on our NOL carry‑forwards that could be used to offset taxable income would adversely affect our liquidity and cash flow, as and when we become profitable. In 2013, we enacted a NOL rights plan, approved by stockholders, which is designed to mitigate the risk of losing net operating loss carry‑forwards and certain other tax attributes from being limited in reducing future income taxes.  On July 19, 2016, our stockholders approved an amendment to our Rights Plan extending the expiration date to September 2, 2019. An NOL rights plan does not prevent a change of control transaction but instead strongly discourages it.

Representations and warranties made by us in our loan sales, servicing rights sales and securitizations may subject us to liability.

In connection with our loan and/or servicing rights sales to third parties and our prior securitizations, we transferred mortgages and/or servicing rights to third parties or, to a lesser extent, into a trust in exchange for cash and, in the case of a securitized mortgage, residual certificates issued by the trust. The trustee, purchaser, bondholder, guarantor or other entities involved in the sales or issuance of the securities (which may include bond insurers) may have recourse to us with respect to the breach of the representations and warranties made by us at the time such mortgages and/or servicing rights are transferred or when the securities are sold. We attempt to mitigate the potential recourse from such purchasers by seeking remedies from correspondent sellers and wholesale brokers who originated the mortgages if we did not originate the loan. However, many of the entities we acquired loans from in the past are no longer in business or may not be able to financially cover the losses. Furthermore, if we discover, prior to the sale or transfer of a loan, that there is any fraud or misrepresentation with respect to the mortgage and the originator fails to repurchase the mortgage, then we may not be able to sell the mortgage or we may have to sell the mortgage at a discount. Changes in the timing, processes and procedures of our primary investors’ review of loans which they purchase from us may affect the number of loans that are rejected, the timing of our loan sales, or the frequency of repurchase demands issued to us. Also, similar changes by mortgage insurers who agree to insure loans may also affect the frequency and timing of our loan sales. As a result, the effectiveness of our loan sales, our repurchase reserves and our profitability may be adversely affected as we may have to sell loans at a discount.

Inability to successfully complete securitizations, or if we experience delayed mortgage loan sales or securitization closings, could result in a liquidity shortage which would adversely affect our operating results.

We are exploring utilizing securitizations for our NonQM portfolio to generate cash proceeds to repay borrowings and replenish our borrowing capacity. If there is a delay in a securitization closing or any reduction in our ability to complete securitizations we may be required to utilize other sources of financing, which, if available at all, may not be on similar terms. In addition, delays in closing mortgage sales or securitizations of our mortgages increase our risk by exposing us to credit and interest rate risks for this extended period of time. Several factors could affect our ability to complete securitizations of our mortgages, including:

•	conditions in the securities and secondary markets;

•	credit quality of the mortgages acquired or originated through our mortgage operations;

•	volume of our mortgage loan acquisitions and originations;

•	our ability to obtain credit enhancements; and

•	lack of investors purchasing higher risk components of the securities.

If we are unable to sell a sufficient number of mortgages at a premium or profitably securitize a significant number of our mortgages in a particular financial reporting period, then we could experience lower net earnings or a loss for that period, which could have a material adverse effect on our operations. We cannot assure you that we will be able to continue to profitably securitize or sell our loans on a whole loan basis, or at all.

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

In the event we were forced to liquidate and distribute our assets, our common stockholders would share in our assets only after we satisfy any amounts we owe to our creditors and preferred equity holders.  The majority of our assets are either collateral for specific borrowings or pledged as collateral for secured liabilities.  Additionally, there is volatility and significant judgement with respect to the valuation of a significant portion our assets and liabilities.  If our liquidation or dissolution were attributable to our inability to profitably operate our business, then it is likely that we would have material liabilities at the time of liquidation or dissolution.  Accordingly, we cannot provide any assurance that sufficient assets will remain available after the payment of our creditors and preferred equity holders to enable common stockholders to receive any liquidation distribution with respect to any common stock.

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

Our risk management policies and procedures may not be effective.

Our risk management framework seeks to mitigate risk and appropriately balance risk and return. We have established policies and procedures intended to identify, monitor and manage the types of risk to which we are subject, including credit risk, market and interest rate risk, liquidity risk, cyber risk, regulatory, legal and reputational risk. Although we have devoted significant resources to develop our risk management policies and procedures and expect to continue to do so in the future, these policies and procedures, as well as our risk management techniques such as our hedging strategies, may not be fully effective. There may also be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated. As regulations and markets in which we operate continue to evolve, our risk management framework may not always keep sufficient pace with those changes. If our risk management framework does not effectively identify or mitigate our risks, we could suffer unexpected losses and could be materially adversely affected.

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

Risks Related to Regulation

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

The extent and timing of any regulatory reform regarding the GSEs and the home mortgage market, as well as any effect on Impac’s business operations and financial results, are uncertain. It is important for us to sell or securitize the loans we originate and, when doing so, maintain the option to also sell the related MSRs associated with these loans. Some investors have raised concerns about the high prepayment speeds of our loans generated through our retail channel and this has resulted and could further result in adverse pricing or delays in our ability to sell or securitize loans and related MSRs on a timely and profitable basis.  During the fourth quarter of 2017, Fannie Mae sufficiently limited the manner and volume for our deliveries of eligible loans such that we elected to cease deliveries to them and we expanded our whole loan investor base for these loans.  During 2018, we completed servicing released loan sales to these whole loan investors and expect to continue to utilize these alternative exit strategies for Fannie Mae eligible loans.  We continue to take steps to manage our prepayment speeds to be more consistent with our industry comparables and to reestablish the full confidence and delivery mechanisms to our investor base. We remain an approved Seller and Servicer with Fannie Mae and Freddie Mac. If the agencies cease to exist, wind down, or otherwise significantly change their business operations or if we lose our approved seller/servicer status with the GSEs, the GSE’s limit the amount of loans we can sell to them, or we otherwise are unable to sell loans to them there could be a material adverse effect on our mortgage lending operations, financial condition, results of operations and cash flows.

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

Risks Related to Our Common Stock

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

As of February 28, 2019, Todd M. Pickup and Richard H. Pickup, a director of the Company, and their respective affiliates beneficially owned approximately 13.6% and 26.1%, respectively, of our outstanding common stock. Their beneficial ownership includes 465,116 shares and 639,535 shares of our common stock that Todd Pickup and Richard Pickup, respectively, has the right to acquire at any time by converting the outstanding principal balance of Convertible Notes Due 2020, at the initial conversion price of $21.50 per share. As of February 28, 2019, Thomas B. Akin and his affiliate beneficially owned approximately 13.2% of our outstanding common stock. These stockholders could exercise significant influence over our Company. Such ownership may have the effect of control over substantially all matters requiring stockholder approval, including the election of directors. Furthermore, such ownership and control may have the effect of delaying or preventing a change in control of our Company, impeding a merger, consolidation, takeover or other business combination involving our Company or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our Company. We do not expect that these stockholders will vote together as a group. In addition, sales of significant amounts of shares held by these stockholders, or the prospect of these sales, could adversely affect the market price of our common stock.

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

We have also adopted a Tax Benefits Preservations Rights Agreement, also known as an NOL rights plan, pursuant to which each share of common stock also has a “right” attached to it. Although the NOL rights plan was adopted to help preserve the value of certain deferred tax benefits, including those generated by net operating losses, it also has the effect of deterring or delaying an acquisition of our Company by a third party. The rights are not exercisable except upon the occurrence of certain takeover‑related events—most importantly, the acquisition by a third party (the “Acquiring Person”) of more than 4.99% of our outstanding voting shares. Once triggered, the rights entitle the stockholders, other than the Acquiring Person, to certain “flip‑in”, “flip‑over” and exchange rights. The effect of triggering the rights is to expose the Acquiring Person to severe dilution of its ownership interest, as the shares of our common stock (or any surviving corporation) are offered to all of the stockholders other than the Acquiring Person at a steep discount to their market value. On July 19, 2016, our stockholders approved an amendment to the Company’s Rights Plan extending the expiration date to September 2, 2019. We have in the past, and may in the future, grant waivers to the limitations imposed by our Tax Benefits Preservations Rights Agreement.    This may affect the holdings of those shareholders who obtained the waivers and may affect the protection of, and hence the ability to make use of, our NOL’s.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our primary executive and administrative offices are located at 19500 Jamboree Road, Irvine, California 92612 where we have a premises lease expiring in September 2024. The premises consist of four floors where we occupy approximately 119,600 square feet with a weighted annual rental rate of $35.11 per square foot, which amount increases every 12 months.

In October 2018, we vacated the office in Orange, California and the remaining lease obligation was paid off in December 2018.

ITEM 3.  LEGAL PROCEEDINGS

Information with respect to this item may be found in Note 16 – Commitments and Contingencies in the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, which information is incorporated herein by reference.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

Our common stock is currently listed on the NYSE American under the symbol “IMH”.

The following table summarizes the high and low sales prices for our common stock for the periods indicated:

	2018			2017
	High	Low	Close	High	Low	Close
First Quarter	11.38	7.18	7.90	15.23	12.04	12.46
Second Quarter	10.45	7.41	9.53	17.40	12.11	15.13
Third Quarter	10.14	6.58	7.49	15.69	12.20	13.06
Fourth Quarter	7.54	2.93	3.78	13.85	9.92	10.16

On March 7, 2019, the last quoted price of our common stock on the NYSE American was $3.90 per share. As of March 7, 2019, there were 182 holders of record, including holders who are nominees for an undetermined number of beneficial owners, of our common stock.

Our Board of Directors authorizes in its discretion the payment of cash dividends on its common stock, subject to an ongoing review of our profitability, liquidity and future operating cash requirements. We and some of our subsidiaries are subject to restrictions under our warehouse borrowings and long‑term debt agreements on our ability to pay dividends if there is an event of default or otherwise. Plus, certain debt arrangements require the maintenance of ratios and contain restrictive financial covenants that could limit our ability, and the ability of our subsidiaries, to pay dividends. Furthermore, if we do not succeed in appealing and reversing an adverse judgment on the purported class action relating to our Series B Preferred stock and we are required to pay dividends on the Series B Preferred stock, we will be prohibited from paying dividends on our common stock until such preferred stock dividends are paid. The Board of Directors did not declare cash dividends on our common stock during the years ended December 31, 2018 and 2017. We do not expect to declare or pay any cash dividends on our common stock in the foreseeable future.

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

Market Conditions

The U.S. economy continued to grow during 2018. U.S. Gross Domestic Product ("GDP") for 2018 is expected to show a higher annual growth rate than 2017's GDP annual growth rate, while inflation in 2018 averaged near the Federal Reserve Boards (FRB) target inflation rate. During 2018, the FRB continued reducing its holdings of U.S. Treasury bonds and mortgage-backed securities and, in December 2018, the FRB increased short-term interest rates by 25 basis points, the fourth such rate increase of the year. However, the FRB has indicated that any further increases in short-term interest rates will depend on future economic conditions.  The U.S. economy added over 2.6 million jobs during 2018 and the total unemployment rate fell to 3.9 percent at December 2018 as compared with 4.1 percent at December 2017.

Although the U.S. economy continued to grow, uncertainty concerning the future economic environment, including anticipated slower growth, increased significantly during the fourth quarter. The sustainability of economic growth will be determined by numerous other variables including consumer sentiment, energy prices, credit market volatility, employment levels and housing market conditions which will impact corporate earnings and the capital markets. Concerns over higher interest rates, inflation, domestic and global policy issues, U.S. trade policy and geopolitical events as well as the implications of those events on the markets in general further add to global uncertainty. Higher interest rates, in combination with global economic conditions, fiscal and monetary policy and the level of regulatory and government scrutiny of financial institutions will continue to impact our results in 2019 and beyond.

Selected Financial Results for 2018 and 2017

	For the Three Months Ended			For the Year Ended
	December 31,	September 30,	December 31,	December 31,	December 31,
	2018	2018	2017	2018	2017
Revenues:
Gain on sale of loans, net	$12,854	$13,673	$19,545	$66,750	$136,147
Servicing fees, net	7,807	10,124	8,327	37,257	31,902
Loss on mortgage servicing rights, net	(6,303)	(5,192)	(17,721)	(3,625)	(35,880)
Real estate services fees, net	1,192	711	1,364	4,327	5,856
Other	15	71	140	291	680
Total revenues	15,565	19,387	11,655	105,000	138,705
Expenses:
Personnel expense	13,661	16,061	20,294	64,143	89,647
Business promotion	3,854	4,351	9,532	26,936	40,276
General, administrative and other	8,323	7,897	12,580	35,339	37,424
Intangible asset impairment	—	4,897	—	18,347	—
Goodwill impairment	—	29,925	351	104,587	351
Accretion of contingent consideration	—	—	109	—	2,058
Change in fair value of contingent consideration	—	—	(2,273)	—	(13,326)
Total expenses	25,838	63,131	40,593	249,352	156,430
Operating loss:	(10,273)	(43,744)	(28,938)	(144,352)	(17,725)
Other income (expense):
Net interest income	540	411	1,253	2,517	4,343
Loss on extinguishment of debt	—	—	—	—	(1,265)
Change in fair value of long-term debt	3,281	(785)	(292)	3,978	(2,949)
Change in fair value of net trust assets	687	(1,315)	(365)	(2,549)	6,213
Total other (expense) income	4,508	(1,689)	596	3,946	6,342
Net loss before income taxes	(5,765)	(45,433)	(28,342)	(140,406)	(11,383)
Income tax expense	676	12	16,563	5,004	20,138
Net loss	$(6,441)	$(45,445)	$(44,905)	$(145,410)	$(31,521)
Other comprehensive loss:
Change in fair value of instrument specific credit risk	(1,201)	25	—	(3,141)	—
Total comprehensive loss	$(7,642)	$(45,420)	$(44,905)	$(148,551)	$(31,521)

Diluted weighted average common shares	21,116	21,071	20,949	21,026	19,438
Diluted loss per share	$(0.31)	$(2.16)	$(2.14)	$(6.92)	$(1.62)

Status of Operations

For the year ended 2018, net loss was $145.4  million, or $6.92 per diluted common share, as compared to net loss of $31.5 million, or $1.62 per diluted common share in 2017.  For the quarter ended December 31, 2018, net loss was $6.4  million, or $0.31 per diluted common share, as compared to net loss of $44.9 million, or $2.14 per diluted common share in the fourth quarter of 2017, and net loss of $45.4 million, or $2.16 per diluted common share, in the third quarter of 2018.

Net loss increased due to a decline in revenue from gain on sale of loans, net as a result of a decrease in origination volumes as well as a reduction in margins.  Gain on sale margins decreased by 17 basis point (bps) to 174 bps in 2018, as compared to 191 bps in 2017 reflecting margin compression resulting from the historically low interest rate environment, in which we were able to generate significantly larger volume with wider gain on sale margins. Total originations declined to $3.8 billion in 2018 from $7.1 billion in 2017.  Additionally, as a result of the continued downward pressure in the mortgage origination market causing further compression of margins and declines in volume, combined with the shift in the consumer direct strategy implemented by our new management team in the second quarter, CashCall Mortgage (CCM) experienced a significant decline in origination volume.  As a result, we recorded a   $122.9 million impairment charge related to $18.3 million in intangible asset impairment and $104.6 million in goodwill impairment during 2018, as further described below. The decline in revenue and impairment charges were partially offset by decreases in personnel, business promotion and general and administrative expenses for the year ended December 31, 2018 as compared to the year ended December 31, 2017.  For a more detailed discussion on financial results, see Results of Operations below.

Non-GAAP Financial Measures

Net loss includes fair value adjustments for changes in the contingent consideration (which ended in December

2017), long-term debt and net trust assets as well as impairment charges for intangible assets and goodwill. The contingent consideration and impairment charges are related to the CCM acquisition transaction, while the other fair value adjustments are related to our legacy portfolio. These fair value adjustments and impairment charges are non-cash items which management believes should be excluded to provide a more useful discussion of our ongoing and future operations.

Adjusted operating loss, excluding the changes in contingent consideration and impairment charges (adjusted operating loss), is not considered an accounting principle generally accepted in the United States of America (non-GAAP) financial measurement; see the discussion and reconciliation on non-GAAP financial measures below.

We calculate adjusted operating loss and adjusted operating loss per share, excluding changes in contingent consideration and impairment charges as performance measures, which are considered non-GAAP financial measures, to further aid our investors in understanding and analyzing our core operating results and comparing them among periods. Adjusted operating loss and adjusted operating loss per share, excluding changes in contingent consideration and impairment charges, exclude certain items that we do not consider part of our core operating results. These non-GAAP financial measures are not intended to be considered in isolation or as a substitute for net loss before income taxes, net loss or diluted loss per share (EPS) prepared in accordance with GAAP.

Adjusted operating loss (as defined above) was $21.4 million, or $1.02 per diluted common share, for 2018, as compared to a loss of $29.0 million, or $1.49 per diluted common share in 2017.    Adjusted operating loss was $10.3 million, or $0.49 per diluted common share, for the quarter ended December 31, 2018 as compared to loss of $31.1 million, or $1.48 per diluted common share in the fourth quarter of 2017, and loss of $8.9 million, or $0.42 per diluted common share, in the third quarter of 2018.

Adjusted operating loss for 2018 decreased despite the increase in decline in revenue from gain on sale of loans, net as a result of a decrease in origination volumes as well as a reduction in margins.  The decrease in adjusted operating loss was due to a reduction in personnel, business promotion and general and administrative expenses for the year ended December 31, 2018 as compared to the year ended December 31, 2017.

	For the Three Months Ended			For the Year Ended
	December 31,	September 30,	December 31,	December 31,	December 31,
	2018	2018	2017	2018	2017
Net loss:	$(6,441)	$(45,445)	$(44,905)	$(145,410)	$(31,521)
Total other (income) expense	(4,508)	1,689	(596)	(3,946)	(6,342)
Income tax expense	676	12	16,563	5,004	20,138
Operating loss:	$(10,273)	$(43,744)	$(28,938)	$(144,352)	$(17,725)
Intangible asset impairment	—	4,897	—	18,347	—
Goodwill impairment	—	29,925	351	104,587	351
Accretion of contingent consideration	—	—	109	—	2,058
Change in fair value of contingent consideration	—	—	(2,273)	—	(13,326)
Adjusted operating loss	$(10,273)	$(8,922)	$(30,751)	$(21,418)	$(28,642)

Diluted weighted average common shares	21,116	21,071	20,949	21,026	19,438
Diluted adjusted operating loss per share	$(0.49)	$(0.42)	$(1.47)	$(1.02)	$(1.47)

Diluted loss per share	$(0.31)	$(2.16)	$(2.14)	$(6.92)	$(1.62)
Adjustments:
Total other (income) expense (1)	(0.21)	0.08	(0.03)	(0.18)	(0.33)
Income tax expense	0.03	0.01	0.78	0.24	1.04
Intangible asset impairment	—	0.23	—	0.87	—
Goodwill impairment	—	1.42	0.02	4.97	0.02
Accretion of contingent consideration	—	—	0.01	—	0.11
Change in fair value of contingent consideration	—	—	(0.11)	—	(0.69)
Diluted adjusted operating loss per share	$(0.49)	$(0.42)	$(1.47)	$(1.02)	$(1.47)

(1)

Except for when anti-dilutive, convertible debt interest expense, net of tax, is included for calculating diluted EPS and is excluded for purposes of reconciling GAAP diluted EPS to non-GAAP diluted adjusted operating loss per share.

Summary Highlights

•

NonQM mortgage origination volumes increased to $397.4 million in the fourth quarter of 2018 and $1.3 billion in 2018 as compared to $235.0 million in the fourth quarter of 2017 and $891.2 million in 2017.

•

Mortgage servicing portfolio increased to a high of $16.8 billion during the third quarter of 2018; sold $10.5 billion in unpaid principal balance (UPB) of Fannie Mae and Ginnie Mae mortgage servicing rights (MSRs) during the fourth quarter of 2018, ending with a $6.2 billion mortgage servicing portfolio at December 31, 2018 compared to $16.3 billion at December 31, 2017.

•	Servicing fees, net increased to $37.3 million during the year ended December 31, 2018 as compared to $31.9 million during 2017.
•	Operating expenses (personnel, business promotion and general, administrative and other) for 2018 decreased to $126.4 million from $167.7 million in 2017.
•	Invested $1.0 million in the capital structure of two private securitizations which were 100% backed by Impac NonQM collateral.
•

In our long‑term mortgage portfolio, the residual interests generated cash flows of $681 thousand in the fourth quarter of 2018 and $5.1 million in 2018, as compared to $786 thousand in the third quarter of 2018 and $12.7 million in 2017.

Mortgage Lending

During the year ended 2018, total originations decreased 46% to $3.8 billion as compared to $7.1 billion in 2017.  Retail originations continued to be the largest channel of originations representing 48%, or $1.8 billion, of total originations in 2018.  Despite the 46% decrease in originations in 2018,  our third party origination channels (TPO) (Correspondent and Wholesale) only decreased 20%.  TPO originations were $2.0 billion in 2018, which represented 52% of total originations as compared to $2.5 billion and 35% of total originations in 2017.

For the fourth quarter of 2018, our total originations decreased to $0.6 billion, a 62% decrease, as compared to $1.7 billion for the fourth quarter of 2017.  The decrease in originations from 2017 was a result of higher interest rates into the fourth quarter of 2018 as compared to the historically low interest rate environment during the previous year, causing a sharp drop in refinance volume.

	For the year ended December 31,
(in millions)	2018	%	2017	%
Originations by Channel:
Retail	$1,842.2	48%	$4,611.5	65%
Correspondent	1,119.5	29	1,420.4	20
Wholesale	877.9	23	1,079.8	15
Total originations	$3,839.6	100%	$7,111.7	100%

Our loan products primarily include conventional loans for Fannie Mae and Freddie Mac and government loans insured by FHA, VA and USDA.

Originations by Loan Type:

	For the Year Ended December 31,
(in millions)	2018	2017
Conventional	$1,263.2	$4,229.1
Government (1)	1,275.5	1,991.4
NonQM	1,300.9	891.2
Total originations	$3,839.6	$7,111.7

Weighted average FICO (2)	707	711
Weighted average LTV (3)	73.8%	71.6%
Weighted average Coupon	4.75%	4.47%
Avg. Loan size (in thousands)	$313.2	$304.7

(1)	Includes government‑insured loans including FHA, VA and USDA.
(2)	FICO—Fair Isaac Company credit score.
(3)	LTV—loan to value—measures ratio of loan balance to estimated property value based upon third party appraisal.

Originating conventional and government‑insured loans and having the ability to sell loans direct to GSEs and issue Ginnie Mae securities is a critical aspect to our business with regard to products, pricing, operational efficiencies and overall recruitment of high quality loan originators. As interest rates have risen, non-agency originations have become a more significant portion of our originations. In a higher interest rate environment, we believe the non-agency loan product becomes a more desirable product, as it caters more towards the purchase money market, reducing our dependency on the refinance market, and its guidelines allow for more qualified borrowers to be approved.  We believe this product will also help in expanding the volumes in our correspondent and wholesale channels.

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

In the fourth quarter of 2018, the origination volume of NonQM loans increased to $397.4 million, or 63% of total originations, as compared to $235.0 million, or 14% of total originations, in the fourth quarter of 2017.  For the year ended December 31, 2018,  the origination volume of NonQM loans increased to $1.3 billion, or 34% of total originations, as compared to $891.2 million, or 13% of total originations, in 2017.    In 2018, the retail channel accounted for 26% of NonQM originations while the TPO channels accounted for 74% of NonQM production.  In 2017, the retail channel accounted for 32% of NonQM originations, while the TPO channels accounted for 68% of NonQM production.

For the year ended December 31, 2018, refinance volume decreased $2.8 billion, or approximately 53%, as compared to 2017. The decrease was the result of rising mortgage interest rates at the end of 2016 and continuing throughout 2018.  To help mitigate against reduced refinance volumes with the increase in mortgage interest rates, we continue to focus on opportunities to increase our origination of purchase money loans, expand our NonQM origination volumes and increase our geographic footprint of our origination platform.

	For the Year Ended December 31,
(in millions)	2018	%	2017	%
Refinance	$2,502.1	65%	$5,336.5	75%
Purchase	1,337.5	35	1,775.2	25
Total originations	$3,839.6	100%	$7,111.7	100%

As of December 31, 2018, we have approximately 1400 approved wholesale relationships with mortgage brokerage companies and are approved to lend in 47 states. We have approximately 280 approved correspondent relationships with banks, credit unions and mortgage companies and are approved to lend in 50 states, however, currently approximately 68% of our mortgage originations were generated from California, Arizona and Washington.

Mortgage Servicing

The following table includes information about our mortgage servicing portfolio:

	At December 31,	% 60+ days	At December 31,	% 60+ days
(in millions)	2018	delinquent (1)	2017	delinquent (1)
Fannie Mae	$—	0.00%	$7,518.2	0.32%
Freddie Mac	6,165.1	0.25	5,975.3	0.29
Ginnie Mae	51.2	0.53	2,834.7	2.90
Other	1.8	0.00	1.9	16.67
Total servicing portfolio	$6,218.1	0.25%	$16,330.1	0.81%

Number of loans	21,260		57,471
Weighted average Coupon	3.96%		3.82%
Weighted average FICO	749		733
Weighted average LTV	63.2%		67.4%
Avg. Portfolio balance (in millions)	15,306.1		14,655.0
Avg. Loan size (in thousands)	$292.5		$284.1

(1)	Based on loan count.

At December 31 2018, the mortgage servicing portfolio decreased to $6.2 billion as compared to $16.3 billion at December 31, 2017. The decrease was due to a shift in strategy during the third and fourth quarters of 2018 to direct our efforts on repositioning the Company by focusing on our core NonQM lending business and strengthen our liquidity position. During 2018, the mortgage servicing portfolio decreased approximately $10.1 billion as we completed two servicing sales of approximately $10.5 billion in UPB of FNMA and GNMA mortgage servicing rights during the fourth quarter, generating net proceeds of approximately $113.0 million, net of deal costs.  Partially offsetting the decrease in UPB of the servicing portfolio was $2.4 billion in servicing retained loan sales during 2018.  The servicing portfolio generated net servicing income of $37.3 million and $31.9 million for the years ended December 31, 2018 and 2017, respectively.  As a result of the servicing sales in the fourth quarter of 2018, delinquencies within the servicing portfolio decreased to 0.25% for 60+ days delinquent as of December 31, 2018 as compared to 0.81% as of December 31, 2017.

At December 31, 2018,  we had six warehouse lender relationships with a total borrowing capacity $900 million.  In addition to funding our mortgage loan originations, we also would use a portion of our warehouse borrowing capacity to provide re‑warehouse facilities to our customers, correspondent sellers and other small mortgage banking companies. Beginning in the third quarter of 2018, we began reducing the re-warehousing facilities to our customers and redirect our focus onto the repositioning of the mortgage lending platform. As of December 31, 2018, we no longer offered these financing lines and had no outstanding re-warehouse lines extended to customers.

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

The real estate services segment continues to be profitable and posted net earnings of $2.2 million for the years ended December 31, 2018 and 2017. As the long‑term mortgage portfolio continues to decline, we expect real estate services and the related revenues to decline.

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

For the year ended December 31, 2018, our residual interest in securitizations (represented by the difference between total trust assets and total trust liabilities) generated cash flows of $5.1 million as compared to $12.7 million for the year ended December 31, 2017. At December 31, 2018, our residual interest in securitizations (represented by the difference between total trust assets and total trust liabilities) increased to $17.4 million compared to $17.3 million at December 31, 2017. The increase in residual fair value at December 31, 2018 was the result of an increase in projected future cash flows due to a reduction in future projected losses.

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

Derivative financial instruments—We utilize certain derivative instruments in the ordinary course of our business to manage our exposure to changes in interest rates. These derivative instruments include to-be-announced MBS and forward loan sale commitments (TBA MBS or Hedging Instruments). We also issue interest rate lock commitments  (IRLCs) to borrowers in connection with single family mortgage loan originations. We recognize all derivative instruments at fair value. The estimated fair value of IRLCs are based on underlying loan types with similar characteristics using the TBA MBS market, which is actively quoted and easily validated through external sources. The data inputs used in this valuation include, but are not limited to, loan type, underlying loan amount, note rate, loan program, and expected sale date of the loan, adjusted for current market conditions. These valuations are adjusted at the loan level to consider the servicing release premium and loan pricing adjustments specific to each loan. For all IRLCs, the base value is then adjusted for the anticipated current secondary market prices for underlying loans and estimated servicing value with similar coupons, maturities and credit quality, subject to the anticipated loan funding probability (Pull through Rate). The fair value of the Hedging Instruments is based on the actively quoted TBA MBS market using observable inputs related to characteristics of the underlying MBS stratified by product, coupon and settlement date and are recorded in other liabilities in the consolidated balance sheet. The initial and subsequent changes in value of IRLCs and forward sale commitments are a component of gain on sale of loans, net in the consolidated statements of operations and comprehensive loss.

Long‑term debt—Long‑term debt (consisting of junior subordinated notes) is reported at fair value within the long‑term mortgage portfolio. These securities are measured based upon an analysis prepared by management, which utilizes a discounted cash flow analysis which takes into consideration our credit risk. Unrealized gains and losses are recognized in earnings in the accompanying consolidated statements of operations and comprehensive loss as change in fair value of long‑term debt. Our estimate of the fair value of the long‑term debt requires us to exercise significant judgment as to the timing and amount of the future obligation. Changes in assumptions resulting from changes in our credit risk profile will affect the estimated fair value of the long‑term debt and those changes are recorded as a component of net earnings. A change in assumptions associated with the improvement in our credit risk profile could result in a significant increase in the estimated fair value of the long‑term debt which would result in a significant charge to net earnings.

Variable Interest Entities and Transfers of Financial Assets and Liabilities

Historically, we securitized mortgages in the form of collateralized mortgage obligations (CMO), which were consolidated and accounted for as secured borrowings for financial statement purposes. We also securitized mortgages in the form of real estate mortgage investment conduits (REMICs), which were either consolidated or unconsolidated depending on the design of the securitization structure. CMO and certain REMIC securitizations contained structural terms that resulted in the transferee (securitization trust) to not be a qualifying special purpose entity (QSPE), therefore we consolidated the variable interest entity (VIE) as it was the primary beneficiary of the sole residual interest in each securitization trust. Generally, this was achieved by including terms in the securitization agreements that gave us the ability to unilaterally cause the securitization trust to return specific mortgages, other than through a clean‑up call. Amounts consolidated are included in trust assets and liabilities as securitized mortgage collateral, real estate owned and securitized mortgage borrowings in the accompanying consolidated balance sheets.

Securitizations that are structured as secured borrowing, we recognize interest income over the life of the securitized mortgage collateral and interest expense incurred for the securitized mortgage borrowings. We refer to these transactions as consolidated securitizations. The mortgage loans collateralizing the debt securities for these financings are included in securitized mortgage trust assets and the debt securities payable to investors in these securitizations are included in securitized mortgage trust liabilities in our consolidated balance sheets.

Investors in the securities issued by the securitization trust have no recourse to our non‑securitized assets or to us and have no ability to require us to provide additional assets, but rather have recourse only to the assets transferred to the trust. These securitizations are evaluated for consolidation based on the provisions of FASB ASC 810‑10‑25, which eliminated the concept of a QSPE and changed the approach to determine a securitization trust’s primary beneficiary. Amounts consolidated are included in trust assets and liabilities as securitized mortgage collateral, real estate owned and securitized mortgage borrowings in the accompanying consolidated balance sheets.

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

Acquisition of CashCall Mortgage

On January 6, 2015, we entered into an Asset Purchase Agreement with CashCall, Inc. (CashCall), an unrelated entity, pursuant to which we agreed to purchase certain assets of CashCall’s residential mortgage operations. The CCM acquisition was accounted for under the acquisition method of accounting pursuant to FASB ASC 805.  The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the acquisition date.  We made significant estimates and exercised significant judgment in estimating fair values of the acquired assets and assumed liabilities.  We retained the services of a third party to assist in the valuation of the intangible assets.  The application of the acquisition method of accounting resulted in tax deductible goodwill of $104.6 million and intangible assets of $33.1 million.

We perform an assessment each year, or whenever events and circumstances indicate that impairment may have occurred, to determine if the estimated the fair value of CCM exceeds its carrying value, which would be an indication that goodwill impairment may exist.  In previous years, the estimated fair value of CCM substantially exceeded its carrying value.  During 2018, we recorded an impairment charge of $104.6 million related to goodwill and $18.3 million related to intangible assets and as of December 31, 2018 there is no goodwill or intangible assets remaining on our consolidated balance sheets. See Note 5.-Goodwill and Intangible Assets of the “Notes to Consolidated Financial Statements” for additional information.

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

We record a provision for losses relating to such representations and warranties as part of each loan sale transaction. The method used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a combination of factors, including, but not limited to, estimated future defaults and loan repurchase rates and the potential severity of loss in the event of defaults and the probability of reimbursement by the correspondent loan seller. We establish a liability at the time loans are sold and continually update our estimated repurchase liability. The level of the repurchase liability for representations and warranties is difficult to estimate and requires considerable management judgment. The level of mortgage loan repurchase losses is dependent on economic factors, investor demand strategies, and other external conditions that may change over the lives of the underlying loans.

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

Financial Condition and Results of Operations

Financial Condition

For the years ended December 31, 2018 and 2017

The following table shows the condensed consolidated balance sheets for the following periods:

	December 31,	December 31,	Increase	%
	2018	2017	(Decrease)	Change
ASSETS
Cash	$23,200	$33,223	$(10,023)	(30)%
Restricted cash	6,989	5,876	1,113	19
Mortgage loans held-for-sale	353,601	568,781	(215,180)	(38)
Finance receivables	—	41,777	(41,777)	(100)
Mortgage servicing rights	64,728	154,405	(89,677)	(58)
Securitized mortgage trust assets	3,165,590	3,670,550	(504,960)	(14)
Goodwill	—	104,587	(104,587)	(100)
Intangibles, net	—	21,582	(21,582)	(100)
Loans eligible for repurchase from Ginnie Mae	204	47,697	(47,493)	(100)
Other assets	33,631	33,222	409	1
Total assets	$3,647,943	$4,681,700	$(1,033,757)	(22)%
LIABILITIES & EQUITY
Warehouse borrowings	$284,137	$575,363	$(291,226)	(51)%
MSR financings	—	35,133	(35,133)	(100)
Convertible notes	24,985	24,974	11	0
Contingent consideration	—	554	(554)	(100)
Long-term debt (Par value; $62,000)	44,856	44,982	(126)	(0)
Securitized mortgage trust liabilities	3,148,215	3,653,265	(505,050)	(14)
Liability for loans eligible for repurchase from Ginnie Mae	204	47,697	(47,493)	(100)
Repurchase reserve	7,657	6,020	1,637	27
Other liabilities	27,714	28,565	(851)	(3)
Total liabilities	3,537,768	4,416,553	(878,785)	(20)
Total equity	110,175	265,147	(154,972)	(58)
Total liabilities and stockholders’ equity	$3,647,943	$4,681,700	$(1,033,757)	(22)%

Book value per share	$5.22	12.66	$(7.44)	(59)%
Tangible Book value per share	$5.22	6.43	$(1.21)	(19)%

At December 31, 2018, cash decreased to $23.2 million from $33.2 million at December 31, 2017. Significant cash outflows affecting the decrease in cash were the $35.1 million repayment of MSR financings,  $24.9 million investment in MSRs, paydown of high cost warehouse borrowings and the payment of operating expenses. Partially offsetting the decrease in cash was approximately $113.0 million in proceeds from the sale of MSRs, net of deal costs and $5.1 million in residual interest cash flows.

Mortgage loans held‑for‑sale decreased $215.2 million to $353.6 million at December 31, 2018 as compared to $568.8 million at December 31, 2017. The decrease was due to $3.8 billion in originations offset by $4.1 billion in loan sales. As a normal course of our origination and sales cycle, loans held‑for‑sale at the end of any period are generally sold within one or two subsequent months.

As of December 31, 2018, finance receivables decreased $41.8 million. Beginning in the third quarter of 2018, we began reducing the re-warehousing facilities to our customers and redirect our focus onto the repositioning of the mortgage lending platform. As of December 31, 2018, there were no outstanding finance receivables.

Mortgage servicing rights decreased $89.7 million to $64.7 million at December 31, 2018 as compared to $154.4 million at December 31, 2017. The decrease was due to $10.5 billion in UPB of MSR sales during the fourth quarter of 2018.  Partially offsetting the decrease was servicing retained loan sales of $2.4 billion in UPB and a mark‑to‑market increase in fair value of $3.8 million, which includes the change in fair value associated with principal reductions as well as prepayments. At December 31, 2018, we serviced $6.2 billion in UPB for others as compared to $16.3 billion at December 31, 2017.

As part of the CCM acquisition, we recorded goodwill of $104.6 million, which was evaluated on a quarterly basis for impairment.  As of December 31, 2017 and March 31, 2018, we performed goodwill impairment evaluations for this reporting unit and determined that there was no impairment.    As previously disclosed in our quarterly and annual reports, CCM experienced declines in mortgage refinancing originations and margin compression, primarily a result of sustained increases in market interest rates from a historically low interest rate environment. In addition, the business model of CCM had led to additional margin compression on conventional originations due to adverse demand from investors, as a result of the borrowers’ propensity to refinance.  During the second quarter of 2018, the CCM brand continued to experience a material loss in value resulting from i) the aforementioned adverse treatment from capital market participants for conventional loans produced by the reporting unit, ii) consumer uncertainty due to the use of a similar brand name by an unaffiliated financial services company and iii) substantial deterioration in brand awareness.  In light of these developments, a significant reduction in the anticipated future cash flows and estimated fair value for this reporting unit had occurred  during the second and third quarters of 2018. In the second quarter of 2018, we recorded an impairment charge of $74.7 million related to goodwill and $13.4 million related to intangible assets.  During the third quarter of 2018, CCM continued to experience a significant decline in origination volume and margin compression in excess of our updated projections from the second quarter of 2018, in addition to continued adverse treatment from capital markets for conventional originations from the reporting unit.  As a result, during the third quarter of 2018, we recorded an impairment charge of $29.9 million related to goodwill and $4.9 million related to intangible assets.  Despite our shift in strategy and full impairment of the goodwill, the consumer direct channel remains an integral component of our balanced channel distribution capabilities going forward. See Note 5.-Goodwill and Intangible Assets of the “Notes to Consolidated Financial Statements” for additional information.

Loans eligible for repurchase from Ginnie Mae decreased $47.5 million to $204 thousand at December 31, 2018 as compared to $47.7 million at December 31, 2017.  The decrease was due to $3.9 billion in UPB of Ginnie  Mae mortgage servicing sales during the fourth quarter of 2018.  As part of our repurchase reserve, we record a repurchase provision to provide for estimated losses from the sale of all mortgage loans, including these loans.  Our Ginnie Mae servicing portfolio decreased to $51.2 million at December 31, 2018 as compared to $2.8 billion at December 31, 2017.

Warehouse borrowings decreased $291.2 million to $284.1 million at December 31, 2018 as compared to $575.4 million at December 31, 2017. The decrease was due to a decrease in mortgage loans held‑for‑sale at December 31, 2018. During 2018, we decreased our total borrowing capacity to $900 million as compared to $960.0 million at December 31, 2017.

We have separate agreements with two lenders providing for MSR financing facilities of up to $60.0 million and $40.0 million.  The $60.0 million facility allows us to borrow up to 60% of the fair market value of Freddie Mac and Ginnie Mae (subject to an acknowledgment agreement) pledged mortgage servicing rights. The $40.0 million facility allows us to borrow up to 55% of the fair market value of Fannie Mae pledged mortgage servicing rights.  Proceeds from the aforementioned MSR sale were used to paydown the MSR financing and high cost warehouse borrowings, and at December 31, 2018, there was no outstanding balance on either MSR financing facility.

Repurchase reserve increased $1.6 million to $7.7 million at December 31, 2018 as compared to $6.0 million as December 31, 2017.  The increase was due to a $5.1 million in provision for repurchase as a result of an increase in expected future losses, partially offset by $3.5 million in settlements primarily related to repurchased loans as well as refunds of premiums to investors for early payoffs on loans sold.

During 2018, with the earn-out ending on December 31, 2017, we paid the remaining $554 thousand in contingent consideration payments related to the CCM acquisition for the fourth quarter of 2017.

Book value per share decreased 59% to $5.22 at December 31, 2018 as compared to $12.66 at December 31, 2017. Book value per common share decreased 73% to $2.77 as of December 31, 2018, as compared to $10.19 as of December 31, 2017 (inclusive of the remaining $51.8 million of liquidation preference on our preferred stock).    In the event we are not successful in appealing the Preferred B litigation, inclusive of the Preferred B stock cumulative undeclared dividends in arrears of $14.4 million, common book value per share was $2.08.

The changes in total assets and liabilities are primarily attributable to decreases in our trust assets and trust liabilities as summarized below.

	December 31,	December 31,	Increase	%
	2018	2017	(Decrease)	Change
Securitized mortgage collateral	$3,157,071	$3,662,008	$(504,937)	(14)%
Other trust assets	8,519	8,542	(23)	(0)
Total trust assets	3,165,590	3,670,550	(504,960)	(14)

Securitized mortgage borrowings	$3,148,215	$3,653,265	$(505,050)	(14)%
Total trust liabilities	3,148,215	3,653,265	(505,050)	(14)
Residual interests in securitizations	$17,375	$17,285	$90	1%

Since the consolidated securitization trusts are nonrecourse to us, trust assets and liabilities have been netted in the table above to present our interest in these trusts more simply, which are considered the residual interests in securitizations. The residual interests are represented by the fair value of securitized mortgage collateral and real estate owned, offset by the fair value of securitized mortgage borrowings. We receive cash flows from our residual interests in securitizations to the extent they are available after required distributions to bondholders and maintaining specified overcollateralization levels and other specified parameters (such as maximum delinquency and cumulative default) within the trusts. The estimated fair value of the residual interests, represented by the difference in the fair value of total trust assets and total trust liabilities, was $17.4 million at December 31, 2018 compared to $17.3 million at December 31, 2017. The increase in residual fair value was the result of a decrease in loss assumptions as well as recoveries on certain multi-family trusts with residual value.

We update our collateral assumptions quarterly based on recent delinquency, default, prepayment and loss experience. Additionally, we update the forward interest rates and investor yield (discount rate) assumptions based on information derived from market participants. During the year ended December 31, 2018, actual losses decreased or were in line with forecasted losses for the majority of trusts with residual value.  Principal payments and liquidations of securitized mortgage collateral and securitized mortgage borrowings also contributed to the reduction in trust assets and liabilities.

•

The estimated fair value of securitized mortgage collateral decreased $504.9 million during 2018 primarily due to reductions in principal from borrower payments and transfers of loans to REO for single‑family and multi‑family collateral. Additionally, other trust assets were $8.5 million at December 31, 2018 and 2017.  During 2018, REO increased due to $22.4 million in foreclosures, which was offset by a $21.5 million in decrease in REO from liquidations and  a  $950 thousand decrease in the NRV of REO.

•

The estimated fair value of securitized mortgage borrowings decreased $505.1 million during 2018 primarily due to reductions in principal balances from principal payments during the period for single-family and multi-family collateral as well as a decrease in loss assumptions.

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

For the trusts we consolidate, the loans are included in the statement of financial condition as “securitized mortgage trust assets”, the foreclosed loans are included in the statement of financial condition as “real estate owned” and the various bond tranches owned by investors are included in the statement of financial condition as “securitized mortgage trust liabilities.” To the extent there is excess overcollateralization (as defined in the securitization agreements) in these securitization trusts, we receive cash flows from the excess interest collected monthly from the residual interest we own. Because (i) we elected the fair value option on the securitized mortgage collateral, securitized mortgage borrowings, and (ii) real estate owned is reflected at NRV, which closely approximates fair market value, the net of the trust assets and trust liabilities represents the estimated fair value of the residual interests we own.

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

We use the valuation model to generate the expected cash flows to be collected from the trust assets and the expected required bondholder distribution (trust liabilities). To the extent that the trusts are over collateralized, we may receive the excess interest as the holder of the residual interest. The information above provides us with the future expected cash flows for the securitized mortgage collateral, real estate owned, securitized mortgage borrowings, and the residual interests.

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

The following table presents changes in the trust assets and trust liabilities for the year ended December 31, 2018:

				TRUST LIABILITIES
	Level 3 Recurring Fair
	Value Measurement			Level 3 Recurring Fair
		NRV (1)		Value Measurement
	Securitized	Real		Securitized	Net
	mortgage	estate	Total trust	mortgage	trust
	collateral	owned	assets	borrowings	assets
Recorded book value at December 31, 2017	$3,662,008	$8,542	$3,670,550	$(3,653,265)	$17,285
Total gains/(losses) included in earnings:
Interest income	28,165	—	28,165	—	28,165
Interest expense	—	—	—	(60,889)	(60,889)
Change in FV of net trust assets, excluding REO (2)	43,272	—	43,272	(44,871)	(1,599)
Losses from REO – not at FV but at NRV (2)	—	(950)	(950)	—	(950)
Total gains (losses) included in earnings	71,437	(950)	70,487	(105,760)	(35,273)
Transfers in and/or out of level 3	—	—	—	—	—
Purchases, issuances and settlements	(576,374)	927	(575,447)	610,810	35,363
Recorded book value at December 31, 2018	$3,157,071	$8,519	$3,165,590	$(3,148,215)	$17,375

(1)	Accounted for at net realizable value.
(2)	Included in other income (expense) in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2018.

Inclusive of losses from REO, total trust assets above reflect a net gain of $42.3 million as a result of an increase in fair value from securitized mortgage collateral and other trust assets of $43.3 million partially offset by losses from REO of $950 thousand. Net losses on trust liabilities were $44.9 million from the increase in fair value of securitized mortgage borrowings. As a result, change in fair value of net trust assets, including trust REO gains and losses totaled a decrease of $2.5 million for the year ended December 31, 2018.

The table below reflects the net trust assets as a percentage of total trust assets (residual interests in securitizations):

	December 31,	December 31,
	2018	2017
Net trust assets	$17,375	$17,285
Total trust assets	3,165,590	3,670,550
Net trust assets as a percentage of total trust assets	0.55%	0.47%

For the year ended December 31, 2018, the estimated fair value of the net trust assets increased as a percentage of total trust assets. The increase was primarily due to an increase in projected future cash flows due to a decrease in loss assumptions in the 2002-2003 single-family vintage.

Since the consolidated securitization trusts are nonrecourse to us, our economic risk is limited to our residual interests in these securitization trusts. Therefore, in the following table we have netted trust assets and trust liabilities to present these residual interests more simply. Our residual interests in securitizations are segregated between our single‑family (SF) residential and multi‑family (MF) residential portfolios and are represented by the difference between trust assets and trust liabilities.

The following tables present the estimated fair value of our residual interests by securitization vintage year and other related assumptions used to derive these values at December 31, 2018 and December 31, 2017:

	Estimated Fair Value of Residual			Estimated Fair Value of Residual
	Interests by Vintage Year at			Interests by Vintage Year at
	December 31, 2018			December 31, 2017
Origination Year	SF	MF	Total	SF	MF	Total
2002-2003 (1)	$10,097	$617	$10,714	$8,311	$663	$8,974
2004	1,554	668	2,222	2,041	970	3,011
2005	2	2	4	54	85	139
2006	—	4,435	4,435	—	5,161	5,161
Total	$11,653	$5,722	$17,375	$10,406	$6,879	$17,285
Weighted avg. prepayment rate	8.2%	6.2%	8.0%	8.0%	7.2%	7.9%
Weighted avg. discount rate	16.3	18.2	16.9	17.0	18.0	17.4

(1)	2002‑2003 vintage year includes CMO 2007‑A, since the majority of the mortgages collateralized in this securitization were originated during this period.
(2)	The estimated fair values of residual interests in vintage years 2005 through 2007 is reflective of higher estimated future losses and investor yield requirements compared to earlier vintage years.

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

The table below reflects the estimated future credit losses and investor yield requirements for trust assets by product (SF and MF) and securitization vintage at December 31, 2018:

	Estimated Future			Investor Yield
	Losses (1)			Requirement (2)
	SF	MF		SF	MF
2002-2003	4%	*	(3)	6%	8%
2004	4	*	(3)	5	5
2005	5	*	(3)	4	5
2006	7	*	(3)	4	4
2007	8	*	(3)	5	4

(1)	Estimated future losses derived by dividing future projected losses by unpaid principal balances at December 31, 2018.
(2)

Investor yield requirements represent our estimate of the yield third‑party market participants would require to price our trust assets and liabilities given our prepayment, credit loss and forward interest rate assumptions.

(3)	Represents less than 1%.

Despite the increase in housing prices through December 31, 2018, housing prices in many parts of the country are still at levels which has significantly reduced or eliminated equity for loans originated after 2003. Future loss estimates are significantly higher for mortgage loans included in securitization vintages after 2004 which reflect severe home price deterioration and defaults experienced with mortgages originated during these periods.

Long‑Term Mortgage Portfolio Credit Quality

We use the Mortgage Bankers Association (MBA) method to define delinquency as a contractually required payment being 30 or more days past due. We measure delinquencies from the date of the last payment due date in which a payment was received. Delinquencies for loans 60 days late or greater, foreclosures and delinquent bankruptcies were $595.5 million or 16.4% of the long‑term mortgage portfolio as of December 31, 2018, as compared to $821.8 million or 19.1% as of December 31, 2017.

The following table summarizes the unpaid principal balances of loans in our mortgage portfolio, included within securitized mortgage collateral, that were 60 or more days delinquent (utilizing the MBA method) as of the periods indicated:

	December 31,	Total	December 31,	Total
Securitized mortgage collateral	2018	Collateral	2017	Collateral
60 - 89 days delinquent	$101,546	2.8%	$112,188	2.6%
90 or more days delinquent	212,668	5.8	336,525	7.8
Foreclosures (1)	177,099	4.9	174,871	4.1
Delinquent bankruptcies (2)	104,232	2.9	198,212	4.6
Total 60 or more days delinquent	$595,545	16.4%	$821,796	19.1%
Total collateral	$3,640,902	100.0%	$4,301,316	100.0%

(1)	Represents properties in the process of foreclosure.
(2)	Represents bankruptcies that are 30 days or more delinquent.

The following table summarizes the UPB of securitized mortgage collateral, mortgage loans held‑for‑sale and real estate owned, that were non‑performing as of the dates indicated (excludes 60‑89 days delinquent):

		Total		Total
	December 31,	Collateral	December 31,	Collateral
	2018	%	2017	%
90 or more days delinquent, foreclosures and delinquent bankruptcies	$493,999	13.6%	$709,608	16.5%
Real estate owned inside and outside trusts	9,885	0.3	8,542	0.2
Total non-performing assets	$503,884	13.9%	$718,150	16.7%

Non‑performing assets consist of non‑performing loans (mortgages that are 90 or more days delinquent, including loans in foreclosure and delinquent bankruptcies) plus REO. It is our policy to place a mortgage on nonaccrual status when it becomes 90 days delinquent and to reverse from revenue any accrued interest, except for interest income on securitized mortgage collateral when the scheduled payment is received from the servicer. The servicers are required to advance principal and interest on loans within the securitization trusts to the extent the advances are considered recoverable. IFC, a subsidiary of IMH and master servicer, may be required to advance funds, or in most cases cause the loan servicers to advance funds, to cover principal and interest payments not received from borrowers depending on the status of their mortgages. As of December 31, 2018, non‑performing assets (unpaid principal balance of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) as a percentage of the total collateral was 13.9%. At December 31, 2017, non‑performing assets to total collateral was 16.7%. Non‑performing assets decreased by approximately $214.3 million at December 31, 2018 as compared December 31, 2017. At December 31, 2018, the estimated fair value of non‑performing assets (representing the fair value of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) was $197.2 million or 5.4% of total assets. At December 31, 2017, the estimated fair value of non‑performing assets was $212.7 million or 4.5% of total assets.

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

For the year ended December 31, 2018, we recorded a $950 thousand decrease in net realizable value of the REO compared to an increase of $7.4 million for the comparable 2017 period. Increases and write-downs of the net realizable value reflect increases or declines in value of the REO subsequent to foreclosure date, but prior to the date of sale.

The following table presents the balances of the REO for continuing operations:

	December 31,	December 31,
	2018	2017
REO	$17,813	$15,519
Impairment (1)	(7,928)	(6,977)
Ending balance	$9,885	$8,542
REO inside trusts	$8,519	$8,542
REO outside trusts	1,366	—
Total	$9,885	$8,542

(1)	Impairment represents the cumulative write‑downs of net realizable value subsequent to foreclosure.

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

Results of Operations

For the year ended December 31, 2018 as compared to 2017

	For the Year Ended December 31,
	2018	2017
Revenues	$105,000	$138,705
Expenses (1)	(249,352)	(156,430)
Net interest income	2,517	4,343
Loss on extinguishment of debt	—	(1,265)
Change in fair value of long-term debt	3,978	(2,949)
Change in fair value of net trust assets, including trust REO gains (losses)	(2,549)	6,213
Income tax expense	(5,004)	(20,138)
Net loss	$(145,410)	$(31,521)
Loss per share available to common stockholders—basic	$(6.92)	$(1.62)
Loss per share available to common stockholders—diluted	$(6.92)	$(1.62)

(1)

Includes changes in contingent consideration liability resulting in income of $13.3 million in 2017 and goodwill and intangible asset impairment of $104.6 million and $18.3 million, respectively, in 2018.

Revenues

	For the Year Ended December 31,
			Increase	%
	2018	2017	(Decrease)	Change
Gain on sale of loans, net	$66,750	$136,147	$(69,397)	(51)%
Servicing fees, net	37,257	31,902	5,355	17
Loss on mortgage servicing rights, net	(3,625)	(35,880)	32,255	90
Real estate services fees, net	4,327	5,856	(1,529)	(26)
Other revenues	291	680	(389)	(57)
Total revenues	$105,000	$138,705	$(33,705)	(24)%

Gain on sale of loans, net.  For the year ended December 31, 2018, gain on sale of loans, net totaled $66.8 million compared to $136.1 million in the comparable 2017 period. The $69.4 million decrease is primarily due to a $84.3 million decrease in premiums from the sale of mortgage loans, a $31.2 million decrease in premiums from servicing retained loan sales, a $23.1 million increase in mark-to-market losses on LHFS and a $3.5 million increase in provision for repurchases.  Partially offsetting the decrease in gain on sale of loans, net was a $51.9 million decrease in direct loan origination expenses and a $20.8 million increase in realized and unrealized net gains on derivative instruments.

The overall decrease in gain on sale of loans, net was primarily due to a 46% decrease in volumes as well as a decrease in gain on sale margins.  For the year ended December 31, 2018, we originated and sold $3.8 billion and $4.1 billion of loans, respectively, as compared to $7.1 billion and $6.9 billion of loans originated and sold, respectively, during the same period in 2017.  Margins decreased to approximately 174 bps for the year ended December 31, 2018 as compared to 191 bps for the same period in 2017.   The primary drivers of margin compression were the increase in interest rates since the end of the second quarter of 2017 and an increase in direct origination expenses as a result of an increase in competition for volume as well as margin compression as a result of adverse demand from investors for our retail originations.

Servicing fees, net.  For the year ended December 31, 2018, servicing fees, net was $37.3 million compared to $31.9 million in the comparable 2017 period.  The increase in servicing fees, net was the result of the servicing portfolio increasing 4% to an average balance of $15.3 billion for the year ended December 31, 2018 as compared to an average balance of $14.7 billion for the year ended December 31, 2017.   The increase in the average balance of the servicing portfolio is a result of servicing retained loan sales of $2.4 billion during the year ended December 31, 2018. During the fourth quarter of 2018, we sold approximately $10.5 billion in UPB of Fannie Mae and Ginnie Mae servicing which will result in a reduction in servicing fees, net in 2019.

Loss on mortgage servicing rights, net.

	For the Year Ended December 31,
			Increase	%
	2018	2017	(Decrease)	Change
Realized and unrealized (losses) gains from hedging instruments	$(1,445)	$2,117	$(3,562)	(168)%
Loss on sale of mortgage servicing rights	(5,937)	(93)	(5,844)	(6284)
Changes in fair value:
Due to changes in valuation market rates, inputs or assumptions	28,794	(8,663)	37,457	432
Other changes in fair value:
Scheduled principal prepayments	(9,849)	(9,167)	(682)	(7)
Voluntary prepayments	(15,188)	(20,074)	4,886	24
Total changes in fair value	$3,757	$(37,904)	$41,661	110%

Loss on mortgage servicing rights, net	$(3,625)	$(35,880)	$32,255	90%

For the year ended December 31, 2018, loss on MSRs was $3.6 million compared to $35.9 million in the comparable 2017 period. For the year ended December 31, 2018, we recorded a $28.8 million gain from change in fair value of MSRs primarily the result of mark-to-market changes related to an increase in interest rates resulting in a reduction in prepayment speeds as well as realized gains due to the market value of our MSR sales which were in excess of our economic value.  Partially offsetting the increase in fair value was a decrease associated with $9.8 million and $15.2 million in scheduled and voluntary prepayments, respectively.  For the year ended December 31, 2018, we had a $5.9 million loss on sale of mortgage servicing rights related to deal costs associated with the $10.5 billion UPB of mortgage servicing sales in the fourth quarter.  Additionally, we also had $1.4 million in realized and unrealized losses from hedging instruments related to MSRs.

Real estate services fees, net.  For the year ended December 31, 2018, real estate services fees, net were $4.3 million compared to $5.9 million in the comparable 2017 period. The $1.5 million decrease was primarily the result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio as compared to 2017.

Expenses

	For the Year Ended December 31,
			Increase	%
	2018	2017	(Decrease)	Change
Personnel expense	$64,143	$89,647	$(25,504)	(28)%
Business promotion	26,936	40,276	(13,340)	(33)
General, administrative and other	35,339	37,424	(2,085)	(6)
Intangible asset impairment	18,347	—	18,347	n/a
Goodwill impairment	104,587	351	104,236	29697
Accretion of contingent consideration	—	2,058	(2,058)	(100)
Change in fair value of contingent consideration	—	(13,326)	13,326	100
Total expenses	$249,352	$156,430	$92,922	59%

Total expenses were $249.4 million for the year ended December 31, 2018 compared to $156.4 million for the comparable period of 2017.  Excluding goodwill and asset impairment, total expenses decreased by $30.0 million, or 19%, to $126.4 million for the year ended December 31, 2018 compared to $156.4 million for the comparable period in 2017.    Personnel expense decreased $25.5 million to $64.1 million for the year ended December 31, 2018.  The decrease is primarily related to a reduction in commission expense due to a decrease in loan originations as well as staff reductions throughout 2018.  As a result of the reduction in loan origination volumes, we continue to reduce overhead to more closely align staffing levels to origination volumes in the current economic environment. As a result of the staff reductions throughout 2018 which have continued into 2019, average headcount decreased 24% in 2018 as compared to the same period in 2017.  Offsetting the decrease in personnel expense was $2.2 million in severance costs associated with the repositioning of the staff and executive management team.

Business promotion totaled $26.9 million for the year ended December 31, 2018 compared to $40.3 million for the comparable period of 2017. During 2018, business promotion decreased as we have begun to shift the consumer direct marketing strategy away from radio and television advertisements to a digital campaign which allows for a more cost effective approach, increasing the ability to be more price and product competitive to more specific target geographies.

General, administrative and other expenses decreased to $35.3 million for the year ended December 31, 2018 compared to $37.4 million for the same period in 2017. The decrease was primarily related to a $2.4 million reduction in legal fees associated with defending litigation matters as well as entering into settlement agreements, a $1.8  million decrease in other general and administrative expense, a $961 thousand decrease in intangible asset amortization and a $600 thousand decrease in premises and equipment expenses. Partially offsetting the decrease was a $3.2 million increase in professional fees associated with the repositioning of the Company and a $471 thousand increase in data processing.

Goodwill and intangible asset impairment increased to $104.6 million and $18.3 million for the year ended December 31, 2018.  As previously discussed, we recorded an impairment charge of $104.6 million related to goodwill and $18.3 million related to intangible assets during 2018.  See Note 5.-Goodwill and Intangible Assets of the “Notes to Consolidated Financial Statements” for additional information.

As part of the acquisition of CCM, we recorded accretion and change in fair value of the contingent consideration liability from the close of the transaction in March 2015 through the end of the earn-out period in December 2017. With the end of the earn-out period in December 2017, we have no accretion of contingent consideration or change in fair value consideration expenses in 2018.

Other Income

	For the Year Ended December 31,
	2018	2017
Interest income	$186,848	$230,330
Interest expense	(184,331)	(225,987)
Net interest income	2,517	4,343

Loss on extinguishment of debt	—	(1,265)
Change in fair value of long-term debt	3,978	(2,949)
Change in fair value of net trust assets, including trust REO (losses) gains	(2,549)	6,213
Total other income	$3,946	$6,342

Net Interest Income

We earn net interest income primarily from mortgage assets which include securitized mortgage collateral and mortgage loans held‑for‑sale, or collectively, “mortgage assets,” and, to a lesser extent, interest income earned on cash and cash equivalents. Interest expense is primarily interest paid on borrowings secured by mortgage assets, which include securitized mortgage borrowings and warehouse borrowings and, to a lesser extent, interest expense paid on long-term debt, Convertible Notes and MSR financing. Interest income and interest expense during the period primarily represents the effective yield, based on the fair value of the trust assets and liabilities.

The following tables summarize average balance, interest and weighted average yield on interest‑earning assets and interest‑bearing liabilities, for the periods indicated. Cash receipts and payments on derivative instruments hedging interest rate risk related to our securitized mortgage borrowings are not included in the results below. These cash receipts and payments are included as a component of the change in fair value of net trust assets.

	For the Year Ended December 31,
	2018			2017
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Securitized mortgage collateral	$3,407,242	$162,432	4.77%	$3,824,312	$209,432	5.48%
Mortgage loans held-for-sale	443,499	23,268	5.25	384,383	18,424	4.79
Finance receivables	15,929	1,023	6.42	38,216	2,316	6.06
Other	30,134	125	0.41	37,398	158	0.42
Total interest-earning assets	$3,896,804	$186,848	4.79%	$4,284,309	$230,330	5.38%
LIABILITIES
Securitized mortgage borrowings	$3,399,984	$154,704	4.55%	$3,816,577	$201,341	5.28%
Warehouse borrowings (1)	440,273	20,542	4.67	414,149	16,834	4.06
MSR financing facilities	45,532	2,650	5.82	18,790	1,035	5.51
Long-term debt	45,540	4,525	9.94	46,266	4,453	9.62
Convertible notes	24,979	1,885	7.55	24,970	1,884	7.55
Term financing	—	—	—	3,358	408	12.15
Other	173	25	14.45	435	32	7.36
Total interest-bearing liabilities	$3,956,481	$184,331	4.66%	$4,324,545	$225,987	5.23%
Net interest spread (2)		$2,517	0.13%		$4,343	0.15%
Net interest margin (3)			0.06%			0.10%

(1)	Warehouse borrowings include the borrowings from mortgage loans held‑for‑sale and finance receivables.
(2)	Net interest spread is calculated by subtracting the weighted average yield on interest‑bearing liabilities from the weighted average yield on interest‑earning assets.
(3)	Net interest margin is calculated by dividing net interest spread by total average interest‑earning assets.

Net interest spread decreased $1.8 million for the year ended December 31, 2018 primarily attributable to an increase in the net interest expense as a result of an increase in the average outstanding balance of the MSR financing facility during the period,  a decrease in the net interest spread on the securitized mortgage collateral and securitized mortgage borrowings as well as a decrease in the net interest spread between loans held-for-sale and finance receivables and their related warehouse borrowings.  Partially offsetting the decrease in net spread was a decrease in interest expense related to the payoff of term financing in 2017.  As a result, net interest margin decreased to 0.06% for the year ended December 31, 2018 as compared to 0.10% for the year ended December 31, 2017.

During the year ended December 31, 2018, the yield on interest-earning assets decreased to 4.79% from 5.38% in the comparable 2017 period. The yield on interest-bearing liabilities decreased to 4.66% for the year ended December 31, 2018 from 5.23% for the comparable 2017 period. In connection with the fair value accounting for securitized mortgage collateral and borrowings and long-term debt, interest income and interest expense are recognized using effective yields based on estimated fair values for these instruments. The decrease in yield for securitized mortgage collateral and securitized mortgage borrowings is primarily related to increased prices on mortgage-backed bonds which resulted in a decrease in yield as compared to the previous period.

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

Change in the fair value of long‑term debt

Long‑term debt (consisting of junior subordinated notes) is measured based upon an internal analysis which considers our own credit risk and discounted cash flow analyses. Improvements in our financial results and financial condition in the future could result in additional increases in the estimated fair value of the long‑term debt, while deterioration in financial results and financial condition could result in a decrease in the estimated fair value of the long‑term debt.

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

During 2018, the fair value of the long-term debt decreased as a result of a $4.0 million change in the market specific credit risk during the quarter partially offset by a $3.1 million change in the instrument specific credit risk.  The slight decrease in the estimated fair value of long-term debt during 2018 was primarily due to a decrease in forward LIBOR as of December 31, 2018, offset by an increase in the instrument specific credit risk attributable to a decline in our credit risk profile and financial condition.

During 2017, the fair value of long-term debt increased resulting in a $2.9 million expense. The increase in the estimated fair value of long-term debt during 2017 was primarily the result of a decrease in the discount rate attributable to an improvement in our own credit risk profile, financial condition as well as an increase in forward LIBOR during 2017.

Change in fair value of net trust assets, including trust REO gains (losses)

	For the Year Ended
	December 31,
	2018	2017
Change in fair value of net trust assets, excluding REO	$(1,599)	$(1,212)
(Losses) gains from REO	(950)	7,425
Change in fair value of net trust assets, including trust REO (losses) gains	$(2,549)	$6,213

The change in fair value related to our net trust assets (residual interests in securitizations) was a loss of $2.5 million for the year ended December 31, 2018. The change in fair value of net trust assets, excluding trust REO was due to $1.6 million in losses from changes in fair value of securitized mortgage borrowings and securitized mortgage collateral primarily associated with an increase in LIBOR.  Additionally, the NRV of REO decreased $950 thousand during the period attributed to higher expected loss severities on properties held in the long-term mortgage portfolio during the period.

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

Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act).  The Tax Act made broad and complex changes to the U.S. tax code by, among other things, reduced the federal corporate income tax rate and business deductions. The Tax Act reduced the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. Under FASB ASC 740, the effects of changes in tax rates and laws were recognized in the period in which the new legislation was enacted.

The SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Legislation.  We recognized the provisional tax impact related to the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017.  The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the we made, additional regulatory guidance that may be issued, and actions we may take as a result of the Tax Reform Legislation.  We completed our accounting during 2018 without any significant adjustments from the provisional amounts.

We recorded income tax expense of $5.0 million and $20.1 million for the years ended December 31, 2018 and 2017, respectively. The income tax expense of $5.0 million for the year ended December 31, 2018 is primarily the result of recording a full valuation allowance on deferred tax assets due to a reduction in future utilization and state income taxes from states where the Company does not have net operating loss carryforwards and state minimum taxes, including AMT. The income tax expense of $20.1 million for the year ended December 31, 2017 was primarily the result of the enactment of the Tax Act, which reduced the U.S. corporate income tax rate.  As a result, we re-measured the net deferred tax assets at December 31, 2017 at the rate at which they were expected to reverse in the future and recognized a tax expense of $89.5 million, which was offset by a $66.4 million change in the valuation allowance and other items resulting in income tax expense of $20.1 million in 2017. Additionally, income tax expense for 2017 was also due to a reduction in the Company’s deferred tax asset as a result of a reduction in future utilization, amortization of the deferred charge and state income taxes from states where the Company does not have net operating loss carryforwards and state minimum taxes, including AMT.

In accordance with FASB ASC 810‑10‑45‑8, we recorded a deferred charge representing income tax expense on inter‑company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH in prior years. The deferred charge represents the deferral of income tax expense on inter‑company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH prior to 2008. At December 31, 2017, the deferred charge was included in other assets in the accompanying consolidated balance sheets and was amortized as a component of income tax expense in the accompanying consolidated statements of operations and comprehensive loss.  With the adoption of ASU 2016-16 on January 1, 2018, the deferred charge was eliminated with a $7.8 million cumulative effect adjustment to opening retained earnings and it will no longer be amortized as a component of income tax expense.

As of December 31, 2018, we had estimated federal net operating loss (NOL) carryforwards of approximately $564.6 million. Federal net operating loss carryforwards begin to expire in 2027.

As of December 31, 2018, the estimated Federal NOL carryforward expiration schedule is as follows (in millions):

Tax Year Established	Amount	Expiration Date
12/31/2007	$173.9	12/31/2027
12/31/2008	3.6	12/31/2028
12/31/2009	101.6	12/31/2029
12/31/2010	89.7	12/31/2030
12/31/2011	44.1	12/31/2031
12/31/2012	—	12/31/2032
12/31/2013	28.5	12/31/2033
12/31/2014	—	12/31/2034
12/31/2015	30.5	12/31/2035
12/31/2016	55.0	12/31/2036
12/31/2017	37.7	12/31/2037
12/31/2018 (1)	—	n/a
Total Federal NOLs	$564.6

(1)	NOL amounts are estimates until the final tax return is filed in October 2019. Additionally, any NOLs that are generated subsequent to the enactment of the Tax Act will have an indefinite life.

As of December 31, 2018, we had estimated California NOL carryforwards of approximately $386.0 million, which begin to expire in 2028.  We may not be able to realize the maximum benefit due to the nature and tax entities that holds the NOL.

Our deferred tax assets are primarily the result of net operating losses and basis differences on mortgage securities and goodwill. We have recorded a full valuation allowance against our deferred tax assets at December 31, 2018 as it is more likely than not that the deferred tax assets will not be realized. The valuation allowance is based on the management's assessment that it is more likely than not that certain deferred tax assets, primarily net operating loss carryforwards, may not be realized in the foreseeable future due to objective negative evidence that we may not generate sufficient taxable income to realize the deferred tax assets.

We are subject to federal income taxes as a regular (Subchapter C) corporation and file a consolidated U.S. federal income tax return.

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

Results of Operations by Business Segment

We have three primary operating segments: Mortgage Lending, Real Estate Services and Long‑Term Mortgage Portfolio. Unallocated corporate and other administrative costs, including the cost associated with being a public company, are presented in Corporate. Segment operating results are as follows:

Mortgage Lending

Condensed Statements of Operations Data

	For the Year Ended December 31,
			Increase	%
	2018	2017	(Decrease)	Change
Gain on sale of loans, net	$66,750	$136,147	$(69,397)	(51)%
Servicing fees, net	37,257	31,902	5,355	17
(Loss) gain on mortgage servicing rights, net	(3,625)	(35,880)	32,255	90
Other	—	22	(22)	(100)
Total revenues	100,382	132,191	(31,809)	(24)

Other income	1,100	2,931	(1,831)	(62)

Personnel expense	(57,674)	(82,614)	24,940	30
Business promotion	(26,844)	(40,175)	13,331	33
General, administrative and other	(17,154)	(20,213)	3,059	15
Intangible asset impairment	(18,347)	—	(18,347)	n/a
Goodwill impairment	(104,587)	—	(104,587)	n/a
Accretion of contingent consideration	—	(2,058)	2,058	100
Change in fair value of contingent consideration	—	13,326	(13,326)	(100)
(Loss) earnings before income taxes	$(123,124)	$3,388	$(126,512)	(3734)%

For the year ended December 31, 2018, gain on sale of loans, net totaled $66.8 million compared to $136.1 million in the comparable 2017 period. The $69.4  million decrease is primarily due to a $84.3 million decrease in premiums from the sale of mortgage loans, a $31.2 million decrease in premiums from servicing retained loan sales, a $23.1 million increase in mark-to-market losses on LHFS and a $3.5 million increase in provision for repurchases.  Partially offsetting the decrease in gain on sale of loans, net was a $51.9 million decrease in direct loan origination expenses and a $20.8 million increase in realized and unrealized net gains on derivative instruments.

The overall decrease in gain on sale of loans, net was primarily due to a 46% decrease in volumes as well as a decrease in gain on sale margins.  For the year ended December 31, 2018, we originated and sold $3.8 billion and $4.1 billion of loans, respectively, as compared to $7.1 billion and $6.9 billion of loans originated and sold, respectively, during the same period in 2017.  Margins decreased to approximately 174 bps for the year ended December 31, 2018 as compared to 191 bps for the same period in 2017.  The primary drivers of margin compression were the increase in interest rates since the end of the second quarter of 2017 and an increase in direct origination expenses as a result of an increase in competition for volume as well as margin compression as a result of adverse demand from investors for our retail originations.

For the year ended December 31, 2018, servicing fees, net was $37.3 million compared to $31.9 million in the comparable 2017 period.  The increase in servicing fees, net was the result of the servicing portfolio increasing 4% to an average balance of $15.3 billion for the year ended December 31, 2018 as compared to an average balance of $14.7 billion for the year ended December 31, 2017.  The increase in the average balance of the servicing portfolio was a result of servicing retained loan sales of $2.4 billion during the year ended December 31, 2018. During the fourth quarter of 2018, we sold approximately $10.5 billion in UPB of Fannie Mae and Ginnie Mae servicing which will result in a reduction in servicing fees, net in 2019.

For the year ended December 31, 2018, loss on MSRs was $3.6 million compared to $35.9 million in the comparable 2017 period. For the year ended December 31, 2018, we recorded a $28.8 million gain from change in fair value of MSRs primarily the result of mark-to-market changes related to an increase in interest rates resulting in a reduction in prepayment speeds as well as realized gains due to the market value of our MSR sales which were in excess of our economic value.  Partially offsetting the increase in fair value was a decrease associated with $9.8 million and $15.2 million in scheduled and voluntary prepayments, respectively.  For the year ended December 31, 2018, we had a $5.9 million loss on sale of mortgage servicing rights related to deal costs associated with the $10.5 billion UPB of mortgage servicing sales in the fourth quarter.  Additionally, we also had $1.4 million in realized and unrealized losses from hedging instruments related to MSRs.

Personnel expense decreased $24.9 million to $57.7 million for the year ended December 31, 2018. The decrease is primarily related to a reduction in commission expense due to a decrease in loan originations as well as staff reductions throughout 2018.  As a result of the reduction in loan origination volumes, we continue to reduce overhead to more closely align staffing levels to origination volumes in the current economic environment. As a result of the staff reductions throughout 2018 which have continued into 2019, average headcount decreased 27% in 2018 as compared to the same period in 2017.  Offsetting the decrease in personnel expense was $516 thousand in severance costs associated with the repositioning of the staff and executive management team.

Business promotion totaled $26.9 million for the year ended December 31, 2018 compared to $40.2 million for the comparable period of 2017. During 2018, business promotion decreased as we have begun to shift the consumer direct marketing strategy away from radio and television advertisements to a digital campaign which allows for a more cost effective approach, increasing the ability to be more price and product competitive to more specific target geographies.

General, administrative and other expenses decreased to $17.2 million for the year ended December 31, 2018 compared to $20.2 million for the same period in 2017. The decrease was primarily related to a $2.3  million decrease in in other general and administrative expenses, a $961 thousand decrease in intangible asset amortization and a $545 thousand decrease in premises and equipment expenses.  Partially offsetting the decrease was a  $413 thousand increase in professional fees associated with the repositioning of the Company and a $317 thousand increase in legal fees associated with defending litigation matters as well as entering into preliminary settlement agreements.

As previously discussed, we recorded an impairment charge of $104.6 million related to goodwill and $18.3 million related to intangible assets during 2018.  See Note 5.-Goodwill and Intangible Assets of the “Notes to Consolidated Financial Statements” for additional information.

As part of the acquisition of CCM, we recorded accretion and change in fair value of the contingent consideration liability from the close of the transaction in March 2015 through the end of the earn-out period in December 2017. With the end of the earn-out period in December 2017, we have no accretion of contingent consideration or change in fair value consideration expenses in 2018.

Long‑Term Mortgage Portfolio

	For the Year Ended December 31,
			Increase	%
	2018	2017	(Decrease)	Change
Other revenue	$291	$273	$18	7%

Personnel expense	(72)	(14)	(58)	(414)%
General, administrative and other	(1,366)	(325)	(1,041)	(320)
Total expenses	(1,438)	(339)	(1,099)	(324)

Net interest income	3,204	3,639	(435)	(12)
Loss on extinguishment of debt	—	(1,265)	1,265	100
Change in fair value of long-term debt	3,978	(2,949)	6,927	235
Change in fair value of net trust assets, including trust REO gains	(2,549)	6,213	(8,762)	(141)
Total other income	4,633	5,638	(1,005)	(18)
Earnings before income taxes	$3,486	$5,572	$(2,086)	(37)%

For the year ended December 31, 2018, net interest income totaled $3.2 million as compared to $3.6 million for the comparable 2017 period. Net interest income decreased $435 thousand for the year ended December 31, 2018 primarily attributable to a $363 thousand decrease in net interest spread on the long-term mortgage portfolio as well as a $72 thousand increase in interest expense on the long-term debt due to an increase in three-month LIBOR as compared to the prior year.

In May 2017, we exchanged 412,264 shares of common stock for the remaining trust preferred securities which had an aggregate liquidation amount of $8.5 million. The value of the shares on the issuance date exceeded the carrying value of debt by $1.3 million.  As a result, we recorded a $1.3 million loss on extinguishment of debt during 2017.

In the first quarter of 2018, we adopted ASU 2016-01, which effectively bifurcates the market and instrument specific credit risk components of changes in long-term debt. The market portion will continue to be a component of net earnings (loss) as the change in fair value of long-term debt, but the instrument specific credit risk portion will be a component of accumulated other comprehensive earnings (loss). During 2018, the fair value of the long-term debt decreased as a result of a $4.0 million change in the market specific credit risk during the quarter partially offset by a $3.1 million change in the instrument specific credit risk.  The slight decrease in the estimated fair value of long-term debt during 2018 was primarily due to a decrease in forward LIBOR as of December 31, 2018, offset by an increase in the instrument specific credit risk attributable to a decline in our credit risk profile and financial condition.

The change in fair value related to our net trust assets (residual interests in securitizations) was a loss of $2.5 million for the year ended December 31, 2018. The change in fair value of net trust assets, excluding trust REO was due to $1.6 million in losses from changes in fair value of securitized mortgage borrowings and securitized mortgage collateral primarily associated with an increase in LIBOR.  Additionally, the NRV of REO decreased $950 thousand during the year ended December 31, 2018 attributed to higher expected loss severities on properties held in the long-term mortgage portfolio during the period.

Real Estate Services

	For the Year Ended December 31,
			Increase	%
	2018	2017	(Decrease)	Change
Real estate services fees, net	$4,327	$5,856	$(1,529)	(26)%
Personnel expense	(1,734)	(2,552)	818	32
General, administrative and other	(354)	(1,058)	704	67
Earnings before income taxes	$2,239	$2,246	$(7)	(0)%

For the year ended December 31, 2018, real estate services fees, net were $4.3 million compared to $5.9 million in the comparable 2017 period. The $1.5 million decrease in real estate services fees, net was the result of a $1.0 million decrease in loss mitigation fees, a $496 thousand decrease in real estate and recovery fees partially offset by a $27 thousand increase in real estate service fees. The $1.5 million decrease was primarily the result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio as compared to 2017.

For the year ended December 31, 2018, the $818 thousand reduction in personnel expense was due to a reduction in personnel and personnel related costs as a result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio as compared to 2017.

General, administrative and other expenses decreased to $354 thousand for the year ended December 31, 2018, compared to $1.1 million for the same period in 2017. The decrease was due to a  $351 thousand decrease in goodwill impairment related to the wind down of certain services within our real estate services segment in 2017, a $190 thousand decrease in general, administrative and other expenses, a $92 thousand decrease in occupancy expense and a $70 decrease in legal and professional fees.

Corporate

	For the Year Ended December 31,
			Increase	%
	2018	2017	(Decrease)	Change
Interest expense	$(1,787)	$(2,227)	$440	20%
Other expenses	(21,220)	(20,362)	(858)	(4)
Net loss before income taxes	$(23,007)	$(22,589)	$(418)	(2)%

For the year ended December 31, 2018, interest expense decreased to $1.8 million as compared to $2.2 million for the comparable 2017 period. The decrease was primarily due to a $408 thousand decrease in interest expense related to the payoff of the term financing in February 2017.

For the year ended December 31, 2018, other expenses increased to $21.2  million as compared to $20.4 million for the comparable 2017 period. The increase was primarily due to a $1.5 million increase in personnel costs related to severance and a $1.8 million increase in professional fees both associated with the repositioning of the executive management team.  Additionally, we had a $676 thousand increase in occupancy expense, a $418 thousand increase in data processing and a $272 thousand increase in general and administrative costs.  Offsetting the increase in other expenses was a $2.7 million reduction in legal fees associated with defending litigation matters as well as entering into settlement agreements, $684 thousand reduction in benefits associated with a change to a more cost effective benefits provider and a reduction in payroll taxes as a result of the staff reductions made during 2018 as well as the new Tax Act, which was passed in December 2017.

Liquidity and Capital Resources

During the year ended December 31, 2018, we funded our operations primarily from mortgage lending revenues and, to a lesser extent, real estate services fees and cash flows from our residual interests in securitizations.  Mortgage lending revenues include gains on sale of loans, net, servicing fees, net, proceeds from the sale of mortgage servicing rights and other mortgage related income. Real estate services fees includes portfolio loss mitigation fees which are primarily generated from our long-term mortgage portfolio. We funded mortgage loan originations using warehouse facilities, which are repaid once the loan is sold.  We may continue to manage our capital through the financing or sale of mortgage servicing rights.  We may also seek to raise capital by issuing debt or equity.

In December 2018, we sold $7.2 billion in UPB of FNMA and GNMA MSRs for approximately $83.2 million receiving 90% of the proceeds upon sale, 5% of the proceeds upon transfer of the servicing and the final 5% upon transfer of all trailing documents. We used the proceeds from the MSR sale to payoff the MSR financing as well as pay down additional high cost warehouse borrowings.

In October 2018, we sold $3.4 billion in UPB of GNMA MSRs for approximately $35.9 million receiving 80% of the proceeds upon sale, 10% of the proceeds upon transfer of the servicing and the final 10% upon transfer of all trailing documents.   We used the proceeds from the MSR sale to pay down the MSR financing.

In February 2018, IMC (Borrower), amended the Line of Credit Promissory Note (FHLMC and GNMA Financing) originally entered into in August 2017, increasing the maximum borrowing capacity of the revolving line of credit to $50.0 million and extending the term to January 31, 2019.  In May 2018, the Line of Credit was further amended increasing the maximum borrowing capacity of the revolving line of credit to $60.0 million, increasing the borrowing capacity up to 60% of the fair market value of the pledged mortgage servicing rights and reducing the interest rate per annum to one-month LIBOR plus 3.0%.  As part of the May 2018 amendment, the obligations under the Line of Credit are secured by FHLMC and GNMA pledged mortgage servicing rights (subject to an acknowledge agreement) and is guaranteed by Integrated Real Estate Services, Corp.  At December 31, 2018, there were no outstanding borrowings under the FHLMC and GNMA Financing and we had approximately $40.0 million of available financing based on the fair market value of the mortgage servicing rights that we own.  In January 2019, the agreement was extended to April 30,  2019 and we plan to renew the agreement during our annual warehouse line renewal.

In February 2017, IMC (Borrower) entered into a Loan and Security Agreement (Agreement) with a lender providing for a revolving loan commitment of $40.0 million for a period of two years (FNMA Financing).  The Borrower is able to borrow up to 55% of the fair market value of Fannie Mae pledged servicing rights.  Upon the two year anniversary of the Agreement, any amounts outstanding will automatically be converted into a term loan due and payable in full on the one year anniversary of the conversion date.  Interest payments are payable monthly and accrue interest at the rate per annum equal to one-month LIBOR plus 4.0%.  The balance of the obligation may be prepaid at any time.  At December 31, 2018, there were no outstanding borrowings under the FNMA Financing.  In February 2019, the Fannie Mae revolving line of credit converted into a term loan with no balance.

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

It is important for us to sell or securitize the loans we originate and, when doing so, maintain the option to also sell the related MSRs associated with these loans.  Some investors have raised concerns about the high prepayment speeds of our loans generated through our CCM channel and this has resulted and could further result in adverse pricing or delays in our ability to sell or securitize loans and related MSRs on a timely and profitable basis.  During the fourth quarter of 2017, Fannie Mae sufficiently limited the manner and volume for our deliveries of eligible loans such that we elected to cease deliveries to them and we expanded our whole loan investor base for these loans.  During 2018, we completed servicing released loan sales to these whole loan investors and expect to continue to utilize these alternative exit strategies for Fannie Mae eligible loans.  We continue to take steps to manage our prepayment speeds to be more consistent with our industry comparables and to reestablish the full confidence and delivery mechanisms to our investor base. We remain an approved Seller and Servicer with Fannie Mae and Freddie Mac.

We believe that current cash balances, cash flows from our mortgage lending operations, the sale of mortgage servicing rights, real estate services fees generated from our long-term mortgage portfolio, and residual interest cash flows from our long-term mortgage portfolio are adequate for our current operating needs based on the current operating environment. We believe the mortgage and real estate services market is volatile, highly competitive and subject to increased regulation. Competition in mortgage lending comes primarily from mortgage bankers, commercial banks, credit unions and other finance companies which operate in our market area as well as throughout the United States. We compete for loans principally on the basis of the interest rates and loan fees we charge, the types of loans we originate and the quality of services we provide to borrowers, brokers and sellers.  Additionally, performance of the long-term mortgage portfolio is subject to the current real estate market and economic conditions. Cash flows from our residual interests in securitizations are sensitive to delinquencies, defaults and credit losses associated with the securitized loans. Losses in excess of current estimates will reduce the residual interest cash receipts from our long-term mortgage portfolio.

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

Sources of Liquidity

Cash flows from our mortgage lending operations.  We receive loan fees from loan originations. Fee income consists of application and underwriting fees and fees on cancelled loans. These loan fees are offset by the related direct loan origination costs including broker fees related to our wholesale and correspondent channels. In addition, we generally recognize net interest income on loans held for sale from the date of origination through the date of disposition. We sell or securitize substantially all of the loans we originate in the secondary mortgage market, with servicing rights released or retained. Loans are sold on a whole loan basis by entering into sales transactions with third‑party investors in which we receive a premium for the loan and related servicing rights, if applicable. The mortgage lending operations sold $4.1 billion of mortgages through whole loan sales and securitizations during 2018. Additionally, the mortgage lending operations enter into IRLCs and utilize Hedging Instruments and forward delivery commitments to hedge interest rate risk. We may be subject to pair‑off gains and losses associated with these instruments. Since we rely significantly upon loan sales to generate cash proceeds to repay warehouse borrowings and to create credit availability, any disruption in our ability to complete loan sales may require us to utilize other sources of financing, which, if available at all, may be on less favorable terms. In addition, delays in the disposition of our mortgage loans increase our risk by exposing us to credit and interest rate risk for this extended period of time.

We receive servicing income net of subservicing cost and other related servicing expenses from our mortgage servicing portfolio. Servicing fees, net increased to $37.3 million as a result of the servicing portfolio increasing to an average balance of $15.3 billion for the year ended December 31, 2018 as compared to an average balance of $14.7 billion for the year ended December 31, 2017.  Servicing fees, net will decrease substantially in 2019 as a result of the aforementioned servicing sales during the fourth quarter of 2018.  Additionally, we also may strategically sell MSRs to generate liquidity, keep the amount of capital invested in MSRs at acceptable levels and provide capital needed for further growth. During 2018,  we sold approximately $10.5 billion in UPB of Fannie Mae and Ginnie Mae mortgage servicing which decreased our mortgage servicing portfolio to $6.2 billion at December 31, 2018, as compared to $16.3 billion at December 31, 2017. The decrease was partially offset by servicing retained loan sales of $2.4 billion.  The MSR sales generated approximately $113.0 in proceeds, net of deal costs with approximately 10% of the gross proceeds subject to customary holdbacks upon the transfer of servicing and trailing documents.

We entered into revolving lines of credit to finance our MSR portfolio, which are secured by our MSRs.  We are able to borrow between 55 and 60% of the fair market value of the servicing rights, depending on the type of servicing.  At December 31, 2018, we had no outstanding borrowings under the financing agreements and had approximately $40.0 million in available liquidity associated with these lines given the size of our mortgage servicing portfolio and associated advance rates.

Fees from our real estate service business activities.  We earn fees from various real estate business activities, including loss mitigation, real estate disposition, monitoring and surveillance services and real estate brokerage. We provide services to investors, servicers and individual borrowers primarily by focusing on loss mitigation and performance of our long‑term mortgage portfolio.

Cash flows from our long‑term mortgage portfolio (residual interests in securitizations).  We receive residual cash flows on mortgages held as securitized mortgage collateral after distributions are made to investors on securitized mortgage borrowings to the extent required credit enhancements are maintained and performance covenants are complied with for credit ratings on the securitized mortgage borrowings. For the year ended December 31, 2018, our residual interests generated cash flows of $5.1 million.  These cash flows represent the difference between principal and interest payments on the underlying mortgages, affected by the following:

•	servicing and master servicing fees paid;
•	premiums paid to mortgage insurers;
•	cash payments/receipts on derivatives;
•	interest paid on securitized mortgage borrowings;
•	principal payments and prepayments paid on securitized mortgage borrowings;

•	overcollateralization requirements;
•	actual losses, net of any gains incurred upon disposition of other real estate owned or acquired in settlement of defaulted mortgages;
•	unpaid interest shortfall; and
•	basis risk shortfall.

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

Uses of Liquidity

Acquisition and origination of mortgage loans.  During 2018, the mortgage lending operations originated or acquired $3.8 billion of mortgage loans. Capital invested in mortgages is outstanding until we sell the loans. Initial capital invested in mortgage loans includes premiums paid when mortgages are acquired and originated and our capital investment, or “haircut,” required upon financing, which is generally determined by the type of collateral provided and the warehouse facility terms. The mortgage loan originations were financed with warehouse borrowings at a haircut generally between 2% to 10% of the outstanding principal balance of the mortgage loans. The haircuts are normally recovered from sales proceeds.

Investment in mortgage servicing rights.  As part of our business plan, we have traditionally invested in mortgage servicing rights through the sale of mortgage loans on a servicing retained basis. During 2018, we began to retain less servicing by doing more whole loan sales and capitalized $24.9 million in mortgage servicing rights from selling $2.4 billion in loans with servicing retained. Offsetting this investment was the sale of $10.5 billion in UPB of MSRs during the fourth quarter of 2018.

Cash flows from financing facilities and other lending relationships.  We primarily fund our mortgage originations through warehouse facilities with third‑party lenders which are primarily with national and regional banks. During 2018, the warehouse facilities borrowing capacity amounted to $900 million, of which $284.1 million was outstanding at December 31, 2018. The warehouse facilities are secured by and used to fund single‑family residential mortgage loans until such loans are sold. The warehouse facilities agreements contain certain covenants which we are required to satisfy. At December 31, 2018, we were not in compliance with certain covenants and received the necessary waivers.  In order to mitigate the liquidity risk associated with warehouse borrowings, we attempt to sell or securitize our mortgage loans expeditiously.

We entered into revolving lines of credit to finance our MSR portfolio, which are secured by our MSRs.  We are able to borrow between 55 and 60% of the fair market value of the servicing rights, depending on the type of servicing.  At December 31, 2018, we had no outstanding borrowings under the financing agreements.

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

Financing Activities

MSR Financing.  In February 2018, IMC (Borrower), amended the Line of Credit Promissory Note (FHLMC and GNMA Financing) originally entered into in August 2017, increasing the maximum borrowing capacity of the revolving line of credit to $50.0 million and extending the term to January 31, 2019.  In May 2018, the agreement was amended increasing the maximum borrowing capacity of the revolving line of credit to $60.0 million, increasing the borrowing capacity up to 60% of the fair market value of the pledged mortgage servicing rights and reducing the interest rate per annum to one-month LIBOR plus 3.0%.  As part of the May 2018 amendment, the obligations under the Line of Credit are secured by FHLMC and GNMA pledged mortgage servicing rights (subject to an acknowledge agreement) and is guaranteed by Integrated Real Estate Services, Corp.  In January 2019, the agreement was extended to April 30, 2019 and we plan to renew the agreement during our annual warehouse line renewal.  At December 31, 2018, there were no outstanding borrowings under the FHLMC and GNMA Financing.

On February 10, 2017, IMC (Borrower), entered into a Loan and Security Agreement (Agreement) with a lender providing for a revolving loan commitment of $40.0 million for a period of two years (FNMA Financing).  The Borrower is able to borrow up to 55% of the fair market value of FNMA pledged servicing rights.  Upon the two year anniversary of the Agreement, any amounts outstanding will automatically be converted into a term loan due and payable in full on the one year anniversary of the conversion date.  Interest payments are payable monthly and accrue interest at the rate per annum equal to one-month LIBOR plus 4.0% and the balance of the obligation may be prepaid at any time.  The Borrower initially drew down $35.1 million, and used a portion of the proceeds to pay off the Term Financing (approximately $30.1 million) originally entered into in June 2015 as discussed below.  The Borrower also paid the lender an origination fee of $100 thousand, which is deferred and amortized over the life of the FNMA Financing.  At December 31, 2018, there were no outstanding borrowings under the FNMA Financing.  In February 2019, the Fannie Mae revolving line of credit converted into a term loan with no balance.

Long‑term Debt (Trust Preferred Securities and Junior Subordinated Notes).  On May 5, 2017, we agreed to exchange 412,264 shares of our common stock for the remaining Trust Preferred Securities which had an aggregate liquidation amount of $8.5 million issued by Impac Capital Trust #4.  The interest rate on the Trust Preferred Securities was a variable rate of three-month LIBOR plus 3.75% per annum.  At the time of the exchange, the interest rate was 4.92%. The exchange was based on the carrying value of the trust preferred obligation, which was $5.6 million at March 31, 2017, and an agreed upon stock price that determined a fixed number of shares to be issued in the exchange.  However, because the measurement date of the exchange was the date the common stock was issued when the market price of the common stock was $17.06, we recorded a $1.3 million loss on extinguishment of debt for the difference in stock price from the agreed upon stock price to the stock price on the issuance date of the common stock.

The Junior Subordinated Notes are redeemable at par at any time and require quarterly distributions initially at a fixed rate of 2.00% per annum through December 2013 with increases of 1.00% per year through 2017. Starting in 2018, the interest rates become variable at 3‑month LIBOR plus 3.75% per annum. At December 31, 2018, the interest rate was 6.35%. The Junior Subordinated Notes had an outstanding principal balance of $62.0 million at December 31, 2018 with a stated maturity of March 2034. We are current on all interest payments. At December 31, 2018, long‑term debt had an outstanding principal balance of $62.0 million with an estimated fair value of $44.9 million and is reflected on our consolidated balance sheets as long‑term debt.

Convertible Notes.  In May 2015, we issued $25.0 million Convertible Promissory Notes (Convertible Notes). The Convertible Notes mature on or before May 9, 2020 and accrue interest at a rate of 7.5% per annum, paid quarterly. We had approximately $50 thousand in transaction costs, which were deferred and amortized over the life of the Convertible Notes.

Operating activities.  Net cash provided by (used in) operating activities was $201.0 million for 2018 as compared to $(138.0) million for 2017, primarily due to the timing of originations and sales of loans held‑for‑sale between 2018 and 2017. During 2018 and 2017, the primary sources of cash in operating activities were cash received from fees generated by our mortgage and real estate service business activities, cash received from mortgage lending and excess cash flows from our residual interests in securitizations offset by operating expenses.

Investing activities.  Net cash provided by investing activities was $727.7 million for 2018 as compared to $677.5 million for 2017. For 2018 and 2017, the primary source of cash from investing activities was provided by principal repayments on our securitized mortgage collateral, the sale of mortgage servicing rights and proceeds from the liquidation of REO.

Financing activities.  Net cash used in financing activities was $937.6 million for 2018 as compared to $546.5 million for 2017. For 2018, significant uses of cash in financing activities were primarily for principal repayments on securitized mortgage borrowings, net repayment of borrowings against warehouse agreements, and repayment of MSR financings.   For 2017, significant uses of cash in financing activities were primarily for principal repayments on securitized mortgage borrowings, repayment of term financing and payment of contingent consideration, partially offset by cash provided by net borrowings under warehouse agreements, proceeds from the issuance of common stock and MSR financings.

Inflation.  The consolidated financial statements and corresponding notes to the consolidated financial statements have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. For the years ended December 31, 2018 and 2017, inflation had no significant impact on our revenues or net income. Unlike industrial companies, nearly all of our assets and liabilities are monetary in nature. As a result, interest rates have a greater effect on our performance than do the effects of general levels of inflation. Inflation affects our operations primarily through its effect on interest rates, since interest rates normally increase during periods of high inflation and decrease during periods of low inflation.

Operational and Market Risks

We are exposed to a variety of operation and market risks which include interest rate risk, credit risk, operational risk, real estate risk, prepayment risk, and liquidity risk.

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

Interest Rate Risk—Securitized Trusts and Long‑term Debt.  Our earnings from the long‑term mortgage portfolio depend largely on our interest rate spread, represented by the relationship between the yield on our interest‑earning assets (primarily securitized mortgage collateral) and the cost of our interest‑bearing liabilities (primarily securitized mortgage borrowings and long‑term debt). Our interest rate spread is impacted by several factors, including general economic factors, forward interest rates and the credit quality of mortgage loans in the long‑term mortgage portfolio.

The residual interests in our long‑term mortgage portfolio are sensitive to changes in interest rates on securitized mortgage collateral and the related securitized mortgage borrowings. Changes in interest rates can affect the cash flows and fair values of our trust assets and liabilities, as well as our earnings and stockholders’ equity.

We are also subject to interest rate risk on our long‑term debt (consisting of junior subordinated notes). These interest bearing liabilities include adjustable rate periods based on three‑month LIBOR (junior subordinated notes). We do not currently hedge our exposure to the effect of changing interest rates related to these interest‑bearing liabilities. Significant fluctuations in interest rates could have a material adverse effect on our business, financial condition, results of operations or liquidity.

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

Counterparty Credit Risk.  We are exposed to counterparty credit risk in the event of non‑performance by counterparties to various agreements. We monitor our counterparties and currently do not anticipate losses due to counterparty non‑performance.  As of December 31, 2018, there were no significant concentrations of credit risk related to our exposure with any individual counterparty.

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

Using historical losses, current portfolio statistics and market conditions and available market data, we have estimated future loan losses on the long‑ term mortgage portfolio, which are included in the fair value adjustment to our securitized mortgage collateral. The credit performance for the loans has been clearly far worse than our initial expectations when the loans were originated. We have seen some restoration of real estate values, however the ultimate level of realized losses will largely be influenced by local real estate conditions in areas where underlying properties are located, including the recovery of the housing market and overall strength of the economy. If market conditions deteriorate in excess of our expectations, we may need to recognize additional fair value reductions to our securitized mortgage collateral, which may also affect the value of the related securitized mortgage borrowings and residual interests.

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

Operational Risk

Operational risk is inherent in our business practices and related support functions. Operational risk is the risk of loss resulting from inadequate or failed internal processes or systems, human factors or external events.  Operational risk may occur in any of our business activities and can manifest itself in various ways including, but not limited to, errors resulting from business process failures, material disruption in business activities, system breaches and misuse of sensitive information and failures of outsourced business processes.  These events could result in non-compliance with laws or regulations, regulatory fines and penalties, litigation or other financial losses, including potential losses resulting from lost client relationships.

Our business is subject to extensive regulation by federal, state and local government authorities, which require us to operate in accordance with various laws, regulations, and judicial and administrative decisions. While we are not a bank, our business subjects us to both direct and indirect banking supervision (including examinations by our clients'

regulators), and each client may require a unique compliance model. In recent years, there have been a number of developments in laws and regulations that have required, and will likely continue to require, widespread changes to our business.  The frequent introduction of new rules, changes to the interpretation or application of existing rules, increased focus of regulators, and near-zero defect performance expectations have increased our operational risk related to compliance with laws and regulations.

Our operational risk includes managing risks relating to information systems and information security.  As a service provider, we actively utilize technology and information systems to operate our business and support business development.  We also must safeguard the confidential personal information of our customers, as well as the confidential personal information of the employees and customers of our clients.  We consider industry best practices to manage our technology risk, and we continually develop and enhance the controls, processes and systems to protect our information systems and data from unauthorized access.

To monitor and control this risk, we have established policies, procedures and a controls framework that are designed to provide sound and consistent risk management processes and transparent operational risk reporting.

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

We historically used prepayment penalties as a method of partially mitigating prepayment risk for those borrowers that have the ability to refinance. The economic downturn, lack of available credit and declines in property values in certain parts of the country have limited some borrowers’ ability to refinance. These factors have reduced prepayment risk within our long‑term mortgage portfolio. With the seasoning of the long‑term mortgage portfolio, prepayment penalties terms have expired, thereby eliminating prepayment penalty income.

Liquidity Risk

We are exposed to liquidity risks relating to our ongoing mortgage lending operations. We primarily fund our mortgage lending originations through warehouse facilities with third‑party lenders and MSR financing facilities. Refer to “Liquidity and Capital Resources” for additional information regarding liquidity.

Off Balance Sheet Arrangements

When we sell or broker loans through whole‑loan sales, we are required to make normal and customary representations and warranties to the loan originators or purchasers, including guarantees against early payment defaults typically 90 days, and fraudulent misrepresentations by the borrowers. Our agreements generally require us to repurchase loans if we breach a representation or warranty given to the loan purchaser. In addition, we may be required to repurchase loans as a result of borrower fraud or if a payment default occurs on a mortgage loan shortly after its sale. Because the loans are no longer on our balance sheet, the representations and warranties are considered a guarantee. During 2018, we sold $4.1 billion of loans subject to representations and warranties compared to $6.9 billion sold in 2017. At December 31, 2018, we had $7.7 million in repurchase reserve as compared to a reserve of $6.0 million as December 31, 2017.

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

The Company’s management, with the participation of its chief executive officer (CEO) and its chief financial officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of that date, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

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

As of December 31, 2018, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO). Based on the criteria established by COSO, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2018, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Impac Mortgage Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Impac Mortgage Holdings, Inc.'s (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements, and our report dated March 15, 2019 expressed an unqualified opinion.

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

/s/ SQUAR MILNER LLP

Irvine, California

March 15, 2019

ITEM 9B. OTHER INFORMATION

MSR Financing Facility

On  January 22, 2019, the Freddie Mac and Ginnie Mae revolving line of credit was extended to April 30,  2019.

On  February 10, 2019, the Fannie Mae revolving line of credit converted into a term loan with no balance.

Amendment to Amended and Restated Bylaws

On March 14, 2019, the Board of Directors of the Company approved an amendment to Article II, Section 2 of its Amended and Restated Bylaws, as amended (the “Bylaws”), which provides that an annual meeting of stockholders shall be held on the date and at the time and place set by the Board of Directors.  Previously, the Bylaws stated that the time and date of the annual meeting of stockholders shall be within a 31 day period commencing  on July 1st of each year.  The foregoing description does not purport to be complete and is qualified in its entirety by reference to the text of the amendment, which is filed as Exhibit 3.2(h) hereto and is incorporated herein by reference.

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

Exhibit Number	Description
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

3.2(h)	Amendment No. 8 to Amended and Restated Bylaws.
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

Exhibit Number	Description
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

10.1(a)	Form of 2018 Indemnification Agreement with Officers and Directors (incorporated by reference to exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2018).
10.1(b)	List of Officers and Directors for Indemnification Agreement (incorporated by reference to exhibit 10.3(a) of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2018).
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
10.3*

Impac Mortgage Holdings, Inc. 2010 Omnibus Incentive Plan, (as amended) (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on July 19, 2018).

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

10.5(b)*

First Amendment dated November 5, 2015 to Employment Agreement between Impac Mortgage Holdings, Inc. and Joseph R. Tomkinson (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10‑Q filed with the Securities and Exchange Commission on November 11, 2015)

10.6*

Employment agreement effective as of January 1, 2018 between Impac Mortgage Holdings, Inc. and Joseph Tomkinson (incorporated by reference from exhibit 10.16 of the Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2017).

10.7*

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

Exhibit Number	Description
10.7(b) *

Amendment to employment agreement dated September 8, 2016 between Impac Mortgage Holdings, Inc. and Todd Taylor (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on September 8, 2016).

10.7(c) *	Separation and Release Agreement dated July 10, 2018 between Todd Taylor and Impac Mortgage Holdings, Inc.
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

10.8(c) *	Separation and Release Agreement dated January 14, 2019 between Ronald Morrison and Impac Mortgage Holdings, Inc.
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

10.10(a)

Promissory Note dated as of February 10, 2017 issued by Impac Mortgage Corp. to Western Alliance Bank  (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on February 16, 2017).

10.11

Securities Purchase Agreement dated April 18, 2017 by and between Impac Mortgage Holdings, Inc. and certain purchasers (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on April 18, 2017).

10.11(a)

Financial Advisory Agreement, dated April 4, 2017, between Impac Mortgage Holdings, Inc. and JMP Securities LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on April 18, 2017).

10.12

Exchange Agreement dated May 5, 2017 by and between Impac Mortgage Holdings, Inc. and certain investors (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2017).

10.13

Line of Credit Promissory Note with Merchants Bank of Indiana, dated August 17, 2017  (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2017).

10.13(a)

Security Agreement executed by Impac Mortgage Corp. in favor of Merchants Bank of Indiana, dated August 17, 2017 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2017).

10.13(b)

Amendment dated February 7, 2018 to Line of Credit Promissory Note with Merchants Bank of Indiana. (incorporated by reference from exhibit 10.15(b) the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017).

10.13(c)

Amendment dated May 16, 2018 to Line of Credit Promissory Note with Merchants Bank of Indiana (incorporated by reference from exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2018).

10.14*

Employment Agreement effective as of January 1, 2018 between Impac Mortgage Corp, Impac Mortgage Holdings, Inc. and George Mangiaracina (incorporated by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2018).

Exhibit Number	Description
10.15*

Employment Agreement as of April 1, 2018 between Impac Mortgage Corp. and Rian Furey (incorporated by reference to exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2018).

10.16*

Key Executive Employment Agreement dated as of May 14, 2018 between Impac Mortgage Corp., Impac Mortgage Holdings, Inc. and Brian Kuelbs (incorporated by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2018).

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
101

The following financial information from our Annual Report on Form 10‑K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (3) the Condensed Consolidated Statements of Stockholders’ Equity, (4) the Condensed Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

NOTE: Filings on Form 10‑K, 10‑Q and 8‑K are under SEC File No. 001‑14100.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on the 15th day of March 2019.

IMPAC MORTGAGE HOLDINGS, INC.

by	/s/ GEORGE A MANGIARACINA
George A Mangiaracina
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George A. Mangiaracina	Chairman of the Board, Chief Executive Officer and	March 15, 2019
George A. Mangiaracina	Director (Principal Executive Officer)

/s/ Brian Kuelbs	Chief Financial Officer (Principal Financial and	March 15, 2019
Brian Kuelbs	Accounting Officer)

/s/ Thomas B. Akin	Director	March 15, 2019
Thomas B. Akin

/s/ Richard H. Pickup	Director	March 15, 2019
Richard Pickup

/s/ Frank P. Filipps	Director	March 15, 2019
Frank P. Filipps

/s/ Stewart B. Koenigsberg	Director	March 15, 2019
Stewart B Koenigsberg

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Impac Mortgage Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Impac Mortgage Holdings, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 15, 2019, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

We have served as the Company’s auditor since 2008.

/s/ Squar Milner LLP

Irvine, California

March 15, 2019

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$23,200	$33,223
Restricted cash	6,989	5,876
Mortgage loans held-for-sale	353,601	568,781
Finance receivables	—	41,777
Mortgage servicing rights	64,728	154,405
Securitized mortgage trust assets	3,165,590	3,670,550
Goodwill	—	104,587
Intangible assets, net	—	21,582
Loans eligible for repurchase from Ginnie Mae	204	47,697
Other assets	33,631	33,222
Total assets	$3,647,943	$4,681,700
LIABILITIES
Warehouse borrowings	$284,137	$575,363
MSR financings	—	35,133
Convertible notes, net	24,985	24,974
Long-term debt	44,856	44,982
Securitized mortgage trust liabilities	3,148,215	3,653,265
Liability for loans eligible for repurchase from Ginnie Mae	204	47,697
Contingent consideration	—	554
Other liabilities	35,371	34,585
Total liabilities	3,537,768	4,416,553

Commitments and contingencies (See Note 16)

STOCKHOLDERS’ EQUITY
Series A-1 junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none issued or outstanding	—	—
Series B 9.375% redeemable preferred stock, $0.01 par value; liquidation value $31,070; 2,000,000 shares authorized, 665,592 noncumulative shares issued and outstanding as of December 31, 2018 and December 31, 2017 (See Note 11)	7	7
Series C 9.125% redeemable preferred stock, $0.01 par value; liquidation value $35,127; 5,500,000 shares authorized; 1,405,086 noncumulative shares issued and outstanding as of December 31, 2018 and December 31, 2017 (See Note 11)	14	14
Common stock, $0.01 par value; 200,000,000 shares authorized; 21,117,006 and 20,949,679 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	211	209
Additional paid-in capital	1,235,108	1,233,704
Accumulated other comprehensive earnings, net of tax	23,877	—
Net accumulated deficit:
Cumulative dividends declared	(822,520)	(822,520)
Retained deficit	(326,522)	(146,267)
Net accumulated deficit	(1,149,042)	(968,787)
Total stockholders’ equity	110,175	265,147
Total liabilities and stockholders’ equity	$3,647,943	$4,681,700

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	For the Year Ended
	December 31,
	2018	2017
Revenues:
Gain on sale of loans, net	$66,750	$136,147
Servicing fees, net	37,257	31,902
Loss on mortgage servicing rights, net	(3,625)	(35,880)
Real estate services fees, net	4,327	5,856
Other	291	680
Total revenues	105,000	138,705
Expenses:
Personnel expense	64,143	89,647
Business promotion	26,936	40,276
General, administrative and other	35,339	37,424
Intangible asset impairment	18,347	—
Goodwill impairment	104,587	351
Accretion of contingent consideration	—	2,058
Change in fair value of contingent consideration	—	(13,326)
Total expenses	249,352	156,430
Operating loss	(144,352)	(17,725)

Other (expense) income:
Interest income	186,848	230,330
Interest expense	(184,331)	(225,987)
Loss on extinguishment of debt	—	(1,265)
Change in fair value of long-term debt	3,978	(2,949)
Change in fair value of net trust assets, including trust REO gains and losses	(2,549)	6,213
Total other income, net	3,946	6,342
Loss before income taxes	(140,406)	(11,383)
Income tax expense	5,004	20,138
Net loss	$(145,410)	$(31,521)

Other comprehensive loss:
Change in fair value of instrument specific credit risk	$(3,141)	$—
Total comprehensive loss	$(148,551)	$(31,521)

Loss per common share:
Basic	$(6.92)	$(1.62)
Diluted	(6.92)	(1.62)

See accompanying notes to consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Preferred		Common		Additional	Cumulative		Accumulated Other	Total
	Shares	Preferred	Shares	Common	Paid-In	Dividends	Retained	Comprehensive	Stockholders’
	Outstanding	Stock	Outstanding	Stock	Capital	Declared	Deficit	Earnings (Loss)	Equity
Balance, December 31, 2016	2,070,678	$21	16,019,983	$160	$1,168,125	$(822,520)	$(114,746)	$—	$231,040

Proceeds and tax benefit from exercise of stock options	—	—	94,051	1	592	—	—	—	593
Stock based compensation	—	—	—	—	2,548	—	—	—	2,548
Common stock issuance, net	—	—	4,423,381	44	55,410	—	—	—	55,454
Trust preferred exchange	—	—	412,264	4	7,029	—	—	—	7,033
Net loss	—	—	—	—	—	—	(31,521)	—	(31,521)
Balance, December 31, 2017	2,070,678	$21	20,949,679	$209	$1,233,704	$(822,520)	$(146,267)	$—	$265,147

Reclassification related to adoption of ASU 2016-01 (Note 1)	—	—	—	—	—	—	(27,018)	27,018	—
Adjustment related to adoption of ASU 2016-16 (Note 1)	—	—	—	—	—	—	(7,827)	—	(7,827)
Proceeds and tax benefit from exercise of stock options	—	—	104,410	1	457	—	—	—	458
Issuance of deferred stock	—	—	62,917	1	—	—	—	—	1
Stock based compensation	—	—	—	—	947	—	—	—	947
Other comprehensive loss	—	—	—	—	—	—	—	(3,141)	(3,141)
Net loss	—	—	—	—	—	—	(145,410)	—	(145,410)
Balance, December 31, 2018	2,070,678	$21	21,117,006	$211	$1,235,108	$(822,520)	$(326,522)	$23,877	$110,175

See accompanying notes to consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended
	December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(145,410)	$(31,521)
Loss on sale of mortgage servicing rights	5,937	93
Change in fair value of mortgage servicing rights	(3,757)	37,904
Loss on extinguishment of debt	—	1,265
Gain on sale of mortgage loans	(88,611)	(135,749)
Change in fair value of mortgage loans held-for-sale	14,762	(8,367)
Change in fair value of derivatives lending, net	2,110	6,055
Provision for repurchases	5,074	1,557
Origination of mortgage loans held-for-sale	(3,839,640)	(7,111,734)
Sale and principal reduction on mortgage loans held-for-sale	4,103,790	7,019,442
Losses (gains) from REO	950	(7,425)
Change in fair value of net trust assets, excluding REO	1,599	1,212
Change in fair value of long-term debt	(3,978)	2,949
Accretion of interest income and expense	33,435	86,189
Amortization of intangible and other assets	3,807	4,768
Accretion of contingent consideration	—	2,058
Change in fair value of contingent consideration	—	(13,326)
Amortization of debt issuance costs and discount on note payable	83	166
Stock-based compensation	947	2,548
Impairment of deferred charge	—	858
Impairment of goodwill	104,587	351
Impairment of intangible assets	18,347	—
Excess tax benefit from share based compensation	(151)	(367)
Change in deferred tax assets, net	4,315	20,105
Net change in other assets	(12,195)	794
Net change in other liabilities	(5,032)	(17,805)
Net cash provided by (used in) operating activities	200,969	(137,980)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in securitized mortgage collateral	553,953	632,524
Proceeds from the sale of mortgage servicing rights	112,376	802
Purchase of mortgage servicing rights	—	(5,618)
Finance receivable advances to customers	(401,357)	(909,719)
Repayments of finance receivables	443,134	930,879
Net change in mortgages held-for-investment	—	11
Purchase of premises and equipment	(867)	(469)
Purchase of investment securities	(1,000)	—
Proceeds from the sale of REO	21,493	29,082
Net cash provided by investing activities	727,732	677,492

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	—	55,454
Repayment of MSR financing	(137,133)	(25,000)
Borrowings under MSR financing	102,000	60,133
Repayment of warehouse borrowings	(3,877,663)	(6,743,048)
Borrowings under warehouse agreements	3,586,437	6,897,838
Repayment of term financing	—	(30,000)
Payment of acquisition related contingent consideration	(554)	(19,250)
Repayment of securitized mortgage borrowings	(610,810)	(742,421)
Principal payments on capital lease	(202)	(324)
Debt issuance costs	—	(100)
Tax payments on stock based compensation awards	(145)	(355)
Issuance of deferred stock units	1	—
Proceeds from exercise of stock options	458	593
Net cash used in financing activities	(937,611)	(546,480)
Net change in cash, cash equivalents and restricted cash	(8,910)	(6,968)
Cash, cash equivalents and restricted cash at beginning of year	39,099	46,067
Cash, cash equivalents and restricted cash at end of year	$30,189	$39,099

SUPPLEMENTARY INFORMATION:
Interest paid	$123,734	$93,802
Taxes refunded (paid), net	591	(76)
NON-CASH TRANSACTIONS:
Transfer of securitized mortgage collateral to real estate owned	$22,421	$18,800
Mortgage servicing rights retained from loan sales and issuance of mortgage backed securities	24,879	56,049
Common stock issued upon issuance of deferred stock units	606	—
Common stock issued upon long-term debt exchange	—	7,033

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

Financial Statement Presentation

Basis of Presentation

The accompanying consolidated financial statements of IMH and its subsidiaries (as defined above) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  All significant inter‑company balances and transactions have been eliminated in consolidation. In addition, certain amounts in the prior periods’ consolidated financial statements have been reclassified to conform to the current year presentation.

Management has made a number of material estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these consolidated financial statements in conformity with GAAP. Material estimates and assumptions subject to change include the valuation of trust assets and trust liabilities, contingencies, the estimated obligation of repurchase liabilities related to sold loans, the valuation of long-term debt, mortgage servicing rights, mortgage loans held-for-sale and derivative instruments, including, interest rate lock commitments (IRLC). Actual results could differ from those estimates and assumptions.

Principles of Consolidation

The accompanying consolidated financial statements include accounts of IMH and its wholly-owned subsidiaries. The usual condition for a controlling financial interest is ownership of a majority of the voting interests of an entity. However, a controlling financial interest may also exist in entities, such as variable interest entities (VIEs), through arrangements that do not involve voting interests.

The VIE framework requires a variable interest holder (counterparty to a VIE) to consolidate the VIE if that party has the power to direct activities of the VIE that most significantly impact the entity’s economic performance, will absorb a majority of the expected losses of the VIE, will receive a majority of the residual returns of the VIE, or both, and directs the significant activities of the entity. This party is considered the primary beneficiary of the entity. The determination of whether the Company meets the criteria to be considered the primary beneficiary of a VIE requires an evaluation of all transactions (such as investments, liquidity commitments, derivatives and fee arrangements) with the entity.  The assessment of whether or not the Company is the primary beneficiary of the VIE is performed on an ongoing basis.

Significant Accounting Policies

Fair Value Option

The Company has elected the fair value option for securitized mortgage collateral, mortgage servicing rights, mortgage loans held-for-sale, securitized mortgage borrowings and long-term debt. Elections were made to mitigate income statement volatility caused by differences in the measurement basis of elected instruments.

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less at the date of acquisition. The carrying amount of cash and cash equivalents approximates fair value.

Cash balances that have restrictions as to the Company’s ability to withdraw funds are considered restricted cash. At December 31, 2018 and 2017, restricted cash totaled $7.0 million and $5.9 million, respectively. The restricted cash is the result of the terms of the Company’s warehouse borrowings. In accordance with the terms of the Master Repurchase Agreements related to the warehouse borrowings, the Company is required to maintain cash balances with the lender as additional collateral for the borrowings (See Note 8.—Debt).

Mortgage Loans Held‑for‑Sale

Mortgage loans held-for-sale (LHFS) are accounted for using the fair value option, with changes in fair value recorded in gain on sale of loans, net in the accompanying consolidated statements of operations and comprehensive loss. In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 825, Financial Instruments, loan origination fees and expenses are recognized in earnings as incurred and not deferred.

Revenue derived from the Company’s mortgage lending activities includes loan fees collected at the time of origination and gain or loss from the sale of LHFS. Loan fees consist of fee income earned on all loan originations, including loans closed and held-for-sale. Loan fees are recognized as earned and consist of amounts collected for application and underwriting fees, fees on cancelled loans and discount points. The related direct loan origination costs are recognized when incurred and consists of broker fees and commissions. Gain or loss from the sale and mark‑to‑market adjustments of LHFS includes both realized and unrealized gains and losses and are included in gain on sale of loans, net in the accompanying consolidated statements of operations and comprehensive loss. The valuation of LHFS approximates a whole‑loan price, which includes the value of the related mortgage servicing rights.

The Company primarily sells its LHFS to government sponsored entities and investors. The Company evaluates its loan sales for sales treatment. To the extent the transfer of loans qualifies as a sale, the Company derecognizes the loans and records a realized gain or loss on the sale date. In the event the Company determines that the transfer of loans does not qualify as a sale, the transfer would be treated as a secured borrowing. Interest on loans is recorded as income when earned and deemed collectible. LHFS are placed on nonaccrual status when any portion of the principal or interest is 90 days past due or earlier if factors indicate that the ultimate collectability of the principal or interest is not probable. Interest received from loans on nonaccrual status is recorded as income when collected. Loans return to accrual status when the principal and interest become current and it is probable that the amounts are fully collectible.

Mortgage Servicing Rights

The Company accounts for mortgage loan sales in accordance with FASB ASC 860, Transfers and Servicing. Upon sale of mortgage loans on a service-retained basis, the LHFS are removed from the balance sheet, mortgage servicing rights (MSRs) are recorded as an asset for servicing rights retained. The Company elected to measure MSRs at fair value as prescribed by FASB ASC 860-50-35, and as such, servicing assets or liabilities are valued using discounted cash flow modeling techniques using assumptions regarding future net servicing cash flow, including prepayment rates, discount rates, servicing cost and other factors. Changes in estimated fair value are reported in the accompanying consolidated statements of operations and comprehensive loss within loss on mortgage servicing rights, net.

When the Company sells mortgage servicing rights, the Company records a gain or loss on such sale based on the selling price of the mortgage servicing rights less the carrying value and transaction costs.  Gains and losses are reported in the accompanying consolidated statements of operations and comprehensive loss within loss on mortgage servicing rights, net.

Finance Receivables

Finance receivables represent transactions with the Company’s customers involved in residential real estate lending. As a warehouse lender, the Company’s warehouse lending operations are a secured creditor of the mortgage bankers and brokers to which the Company extends credit and is subject to the risks inherent in that status, including the risk of borrower fraud, default and bankruptcy. Any claim of the Company’s warehouse lending operations as a secured lender in a bankruptcy proceeding may be subject to adjustment and delay. Finance receivables from customers represent repurchase facilities with mortgage bankers that are primarily collateralized by mortgages on single-family residential real estate. In the third quarter of 2018, the Company began reducing the short-term revolving financing lines to small and medium-size mortgage originators. As of December 31, 2018, the Company no longer offered these financing lines and no longer originates finance receivables. Terms of the repurchase facilities, including the maximum facility amount and interest rate, were determined based upon the financial strength, historical performance and other qualifications of the borrower. The warehouse facilities to customers had maturities that range from on-demand to one year. Finance receivables were stated at the principal balance outstanding. Interest income was recorded on the accrual basis.

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

Real Estate Owned

Real estate owned (REO) on the balance sheet are primarily assets within the securitized trusts but are recorded as a separate asset for accounting and reporting purposes and are within the long‑term mortgage portfolio. REO, which consists of residential real estate acquired in satisfaction of loans, is carried at net realizable value, which includes the estimated fair value of the residential real estate less estimated selling and holding costs. Adjustments to the loan carrying value required at the time of foreclosure affect the carrying amount of REO. Subsequent write‑downs in the net realizable value of REO are included in change in fair value of net trust assets, including trust REO (losses) gains in the consolidated statements of operations and comprehensive loss.

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

Goodwill and other intangible assets deemed to have indefinite lives generated from purchase business combinations are not subject to amortization but are instead tested for impairment no less than annually.  Impairment exists when the carrying value exceeds its implied fair value.  An impairment loss, if any, is measured as the excess of carrying value over the implied fair value and would be recorded in the consolidated statements of operations and comprehensive loss.  Intangible assets with definite lives are amortized over their estimated lives using an amortization method that reflects the pattern in which the economic benefits of the asset are consumed.

As discussed in Note 5.—Goodwill and intangible assets, the Company recorded impairment charges and intangible assets for the year ended December 31, 2018.

Business Combinations

Business combinations are accounted for under the acquisition method of accounting in accordance with FASB ASC Topic 805, Business Combinations. Under the acquisition method, the acquiring entity in a business combination recognizes 100 percent of the acquired assets and assumed liabilities, regardless of the percentage owned, at their estimated fair values as of the date of acquisition. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. To the extent the fair value of net assets acquired, including other identifiable assets, exceeds the purchase price, a bargain purchase gain is recognized. Assets acquired and liabilities assumed which involve contingencies must also be recognized at their estimated fair value, provided such fair value can be determined during the measurement period. Acquisition-related costs, including severance, conversion and other restructuring charges, such as abandoned space accruals, are expensed as incurred. Results of operations of an acquired business are included in the consolidated statements of operations and comprehensive loss from the date of acquisition.

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

Lending Derivatives

The mortgage lending operation enters into IRLCs with consumers to originate mortgage loans at a specified interest rate. These IRLCs are accounted for as derivative instruments. The fair values of IRLCs utilize current secondary market prices for underlying loans and estimated servicing value with similar coupons, maturities and credit quality, subject to the anticipated loan funding probability (Pull‑through Rate). The fair value of IRLCs is subject to change primarily due to changes in interest rates and the estimated Pull‑through Rate. The Company reports IRLCs within other assets and other liabilities at fair value with changes in fair value being recorded in the accompanying consolidated statements of operations and comprehensive loss within gain on sale of loans, net.

The Company hedges the changes in fair value associated with changes in interest rates related to IRLCs and uncommitted LHFS by using forward delivery commitments on mortgage-backed securities, including Fannie Mae and Ginnie Mae mortgage‑backed securities known as to‑be‑announced mortgage‑backed securities (TBA MBS or Hedging Instruments) as well as forward delivery commitments on whole loans. The Hedging Instruments and forward delivery loan commitments are used to fix the forward sales price that will be realized upon the sale of mortgage loans into the secondary market and are accounted for as derivative instruments. The fair value of Hedging Instruments and forward delivery loan commitments are subject to change primarily due to changes in interest rates. The Company reports Hedging Instruments and forward delivery loan commitments within other assets and other liabilities at fair value with changes in fair value being recorded in the accompanying consolidated statements of operations and comprehensive loss within gain on sale of loans, net.

The Company hedges the changes in fair value associated with changes in interest rates related to MSRs by using TBA MBS or Hedging Instruments. The Hedging Instruments are typically entered into at the time the MSR is created and are accounted for as derivative instruments. The fair value of Hedging Instruments is subject to change primarily due to changes in interest rates. The Company reports Hedging Instruments within other assets and other liabilities at fair value with changes in fair value being recorded in the accompanying consolidated statements of operations and comprehensive loss within loss on sale of mortgage servicing rights, net.

The fair value of IRLCs and Hedging Instruments are represented as derivative assets, lending and derivative liabilities, lending in Note 12.—Fair Value of Financial Instruments.

Long‑term Debt

Long‑term debt (junior subordinated notes) is reported at fair value. These securities are measured based upon an analysis prepared by management, which considers the Company’s own credit risk and discounted cash flow analysis. Unrealized gains and losses are recognized in earnings in the accompanying consolidated statements of operations and comprehensive loss within change in fair value of long‑term debt.

The Company does not consolidate trust preferred entities (which are sometimes hereinafter referred to as capital trusts) since the Company does not have a variable interest in the trust. Instead, the Company records its investment in the trust preferred entities (included in other assets in the accompanying consolidated balance sheets) and accounts for such under the equity method of accounting and reflects a liability for the issuance of the notes to the trust preferred entities.  As part of the trust preferred exchange on May 5, 2017, the Company wrote off the remaining investment in trust preferred entities.  Refer to Note 8.—Debt.

Repurchase Reserve

The Company sells mortgage loans in the secondary market, including U.S. government sponsored entities, and issues mortgage‑backed securities through Ginnie Mae and Fannie Mae. When the Company sells or issues securities, it makes customary representations and warranties to the purchasers about various characteristics of each loan such as the origination and underwriting guidelines, including but not limited to the validity of the lien securing the loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local laws. In the event of a breach of its representations and warranties, the Company may be required to either repurchase the mortgage loans with the identified defects or indemnify the investor or insurer for any loss. In addition, the Company may be required to repurchase loans as a result of borrower fraud or if a payment default occurs on a mortgage loan shortly after its sale.  Also, the Company’s loss may be reduced by proceeds from the sale or liquidation of the repurchased loan. The Company’s loss may be reduced by any recourse it has to correspondent lenders that, in turn, had sold such mortgage loans to the Company and breached similar or other representations and warranties. In such event, the Company has the right to seek a recovery of related repurchase losses from that correspondent lender.

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

Revenue Recognition for Fees from Services

The Company follows FASB ASC 606, Revenue Recognition, which provides guidance on the application of GAAP to selected revenue recognition issues related to our real estate services fees.

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

FASB ASC 718 requires forfeitures to be estimated at the time of grant and prospectively revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock‑based compensation expense is recorded net of estimated forfeitures for the years ended December 31, 2018 and 2017, such that the expense was recorded only for those stock‑based awards that were expected to vest during such periods. Refer to Note 17.—Share Based Payments and Employee Benefit Plans.

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

The Company is subject to federal income taxes as a regular (Subchapter C) corporation and files a consolidated U.S. federal income tax return on qualifying subsidiaries. The Company files federal and various states income tax returns in the U.S.

In prior periods when the Company was taxed as a real estate investment trust (REIT), it recorded a deferred charge to eliminate the expense recognition of income taxes paid on inter-Company profits that result from the sale of mortgage loans from the taxable REIT subsidiaries to IMH. The deferred charge was included in other assets in the consolidated balance sheets and was amortized and or impaired as a component of income tax expense in the consolidated statements of operations and comprehensive loss over the estimated life of the mortgages retained in the securitized mortgage collateral.  With the adoption of ASU 2016-16,  “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory,” on January 1, 2018, the deferred charge was eliminated with a $7.8 million cumulative effect adjustment to opening retained earnings and is no longer a component of income tax expense.

Loss per Common Share

Basic loss per common share is computed on the basis of the weighted average number of shares outstanding for the year divided into net loss for the year. Diluted loss per common share is computed on the basis of the weighted average number of shares and dilutive common equivalent shares outstanding for the year divided by net loss for the year, unless anti‑dilutive. Refer to Note 13.—Reconciliation of Loss Per Share.

Recent Accounting Pronouncements

Accounting Standards Update (ASU) No. 2014-09, 2015-04, 2016-08, 2016-10, 2016-12, 2016-20, 2017-13 and 2017-14, collectively implemented as Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), “Revenue from Contracts with Customers (Topic 606)”, provides guidance for revenue recognition. This ASC’s core principle requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects consideration to which the company expects to be entitled in exchange for those goods or services. The standard also clarifies the principal versus agent considerations, providing the evaluation must focus on whether the entity has control of the goods or services before they are transferred to the customer. The new standard permits the use of either the modified retrospective or full retrospective transition method. The Company's revenue is primarily generated from loan originations, loan servicing and real estate services. Origination revenue is comprised of fee income earned at origination of a loan, interest income earned for the period the loans are held, and gain on sale of loans upon disposition of the loan. Servicing revenue is comprised of servicing fees and other ancillary fees in connection with our servicing activities. Real estate services revenue is comprised of income earned from various real estate services and support such as loss mitigation, loan modification, surveillance and disposition and monitoring services. The Company performed a review of the guidance as compared to previous accounting policies and have evaluated all services rendered to customers as well as underlying contracts to determine the impact of this standard to the Company’s revenue recognition process. The majority of services rendered by the Company in connection with loan originations, loan servicing and the long-term mortgage portfolio are not within the scope of FASB ASC 606. However, the Company identified real estate services revenues that are within the scope of FASB ASC 606 and the impact upon adoption was not materially different from the previous revenue recognition processes. The Company adopted this guidance on January 1, 2018, and the adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities."  The amendments in ASU 2016-01, among other things, requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net earnings or loss; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables); requires separate presentation in other comprehensive income for the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost.  The update is effective for interim and annual reporting periods beginning after December 15, 2017 on a modified retrospective basis, using a cumulative-effect adjustment to the balance sheet as of the beginning of the year adopted. The Company adopted this guidance on January 1, 2018, which resulted in a $27.0 million reclass, net of tax, between opening retained deficit and accumulated other comprehensive earnings (loss) within stockholders’ equity.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which amends existing guidance to require lessees to recognize assets and liabilities on balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements.  This ASU also provides clarification surrounding the presentation of the effects of leases in the statement of operations and comprehensive loss and statement of cash flows.   This guidance will be effective for the Company beginning on January 1, 2019.  In addition, the FASB issued ASU 2018-11, “Leases-Targeted Improvements”, which provides an additional transition method that allows entities to apply the new leases standard at adoption date and recognize a cumulative effect adjustment to the opening balance of accumulated deficit in the period of adoption.  The Company adopted ASU 2016-02 on January 1, 2019 and applied the package of practical expedients included therein, as well as utilized the transition method included in ASU 2018-11. By applying ASU 2016-02 at the adoption date, as opposed to at the beginning of the earliest period presented, the presentation of financial information for periods prior to January 1, 2019 will remain unchanged in accordance with Leases (Topic 840).  On January 1, 2019, the Company expects to recognize right of use assets of between $19.0 million and $21.0 million (net of the reversal of the current deferred rent liability) and lease liabilities of between $22.0 million and $24.0 million in the consolidated balance sheet.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.”  ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company adopted this change prospectively on January 1, 2017 and did not adjust prior periods.  The amendments allowed for a one-time accounting policy election to either account for forfeitures as they occur or continue to estimate forfeitures as required by guidance at the time. The Company has elected to continue estimating forfeitures under the guidance. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326).” This update requires companies to measure all expected credit losses for financial assets held at the reporting date. The standard also amends the accounting for credit losses on available-for-sale debt securities, purchased financial assets with credit deterioration and trade and other receivables. In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments, Credit Losses”, which made technical corrections and improvements to the previous ASU issued. The standards will take effect for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company does not expect the adoption of these ASUs to have a material impact on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The update amends the guidance in ASC 230, Statement of Cash Flows, and clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows with the objective of reducing the existing diversity in practice related to eight specific cash flow issues. In addition, in November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230), Restricted Cash.”    This ASU clarifies certain existing principles in FASB ASC 230, including providing additional guidance related to transfers between cash and restricted cash and how entities present, in their statement of cash flows, the cash receipts and cash payments that directly affect the restricted cash accounts. These ASUs were effective for the fiscal year beginning after December 15, 2017 and subsequent interim periods.  The Company adopted this guidance retrospectively on January 1, 2018.  The adoption of this ASU did not have a material impact on the consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” This ASU requires entities to recognize at the transaction date the income tax consequences of intercompany asset transfers other than inventory. This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. The adoption of this standard was applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained deficit as of the beginning of the period of adoption. The Company adopted this guidance on January 1, 2018, which resulted in a $7.8 million cumulative effect adjustment to opening retained deficit.

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

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment." ASU 2017-04 amends Topic 350 to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test.  This update requires the performance of an annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value.  However, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those periods, with early adoption permitted. The Company early adopted this guidance prospectively on June 30, 2018.  See Note 5.-Goodwill and Intangible Assets for further discussion on goodwill impairment testing.

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

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.”  This ASU improves certain aspects of the hedge accounting model including making more risk management strategies eligible for hedge accounting and simplifying the assessment of hedge effectiveness. ASU 2017-12 is effective for all annual periods beginning after December 15, 2018 and interim periods within those fiscal years.  Early adoption is permitted and requires a prospective adoption with a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption for existing hedging relationships. The Company adopted this guidance on January 1, 2019, and the adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This ASU allows a reclassification from accumulated other comprehensive earnings (AOCE) to retained earnings for the stranded tax effects caused by the revaluation of deferred taxes resulting from the newly enacted corporate tax rate in the Tax Cuts and Jobs Act (the Tax Act) which was signed into law in the fourth quarter of 2017. The ASU is effective in years beginning after December 15, 2018, but permits early adoption in a period for which financial statements have not yet been issued. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2018, the FASB ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.”  This amendment clarifies certain aspects of the new guidance (ASU 2016-01) on recognizing and measuring financial instruments and presentation requirements for certain fair value option liabilities. ASU 2018-03 is effective for interim periods beginning after June 15, 2018 and was effective for the Company’s 2018 third quarter and annual reporting period. The standard required entities to record a cumulative-effect adjustment to the consolidated balance sheet at the beginning of the fiscal year in which the amendments are adopted. The Company adopted this guidance on July 1, 2018, and the adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.”  This ASU codifies existing SEC guidance contained in SEC Staff Accounting Bulletin No. 118 (SAB 118), which expresses the view of the staff regarding application of existing guidance for the accounting for income taxes as it relates to the enactment of the Tax Act. ASU 2018-05 is effective for fiscal years, and interim periods, beginning in the reporting period that includes the enactment of the 2017 Tax Act.  The Company adopted this ASU in the fourth quarter of 2017. See Note 14.—Income Taxes for additional information regarding the adoption of this standard.

In June 2018, the FASB issued ASU 2018-07, “Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”, which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees.  This ASU specifies that Topic 718 apply to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. ASU 2018-07 is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption permitted.  The Company adopted this guidance on January 1, 2019, and the adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820).” The ASU eliminates disclosures such as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy. The ASU adds new disclosure requirements for Level 3 measurements. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for any eliminated or modified disclosures. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

In October 2018, the FASB issued ASU 2018-17, “Consolidation (Topic 810): Targeted Improvements to related Party Guidance for Variable Interest Entities.”  This ASU amends the guidance for determining whether a decision-making fee is a variable interest.  The amendments require entities to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety. The ASU is effective for public business entities for fiscal years and interim periods beginning after December 15, 2019.  The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

Note 2.—Mortgage Loans Held-for-Sale

A summary of the unpaid principal balance (UPB) of mortgage loans held-for-sale by type is presented below:

	December 31,	December 31,
	2018	2017
Government (1)	$39,522	$263,512
Conventional (2)	53,148	193,055
Other (3)	256,491	93,012
Fair value adjustment (4)	4,440	19,202
Total mortgage loans held-for-sale	$353,601	$568,781

(1)	Includes all government-insured loans including Federal Housing Administration (FHA), Veterans Affairs (VA) and United States Department of Agriculture (USDA).
(2)	Includes loans eligible for sale to Fannie Mae and Freddie Mac.
(3)	Includes non-qualified mortgage (NonQM) loans.

(4)  Changes in fair value are included in gain on sale of loans, net on the accompanying consolidated statements of operations and comprehensive loss.

As of December 31, 2018, the Company had $2.3 million in UPB of mortgage loans held-for-sale that were in nonaccrual status as the loans were 90 days or more delinquent.  The carrying value of these nonaccrual loans as of December 31, 2018 were $1.8 million.  As of December 31, 2017, there were no delinquent or nonaccrual mortgage loans held-for-sale.

Gain on sale of loans, net in the consolidated statements of operations and comprehensive loss is comprised of the following for the years ended December 31, 2018 and 2017:

	For the Year Ended
	December 31,
	2018	2017
Gain on sale of mortgage loans	$102,899	$187,204
Premium from servicing retained loan sales	24,879	56,049
Unrealized losses from derivative financial instruments	(2,025)	(6,412)
Realized gains (losses) from derivative financial instruments	11,878	(4,576)
Mark to market (loss) gain on LHFS	(14,762)	8,367
Direct origination expenses, net	(51,045)	(102,928)
Provision for repurchases	(5,074)	(1,557)
Total gain on sale of loans, net	$66,750	$136,147

Note 3.—Finance Receivables

The Company used a portion of its excess warehouse borrowing capacity to provide secured short-term revolving financing to small and medium-size mortgage originators to finance mortgage loans from the closing of the mortgage loans until sold to investors. The finance receivables are secured by residential mortgage loans as well as personal guarantees. Beginning in the third quarter of 2018, the Company began reducing the short-term revolving financing lines to small and medium-size mortgage originators. As of December 31, 2018, the Company no longer offered these financing lines and had no outstanding finance receivables. There were no nonaccrual finance receivables as of December 31, 2017.

A summary of outstanding warehouse lines to non-affiliated customers and outstanding balances as of December 31, 2018 and 2017 is presented below:

	December 31,
	2018	2017
Uncommitted warehouse lines to non-affiliated customers	$—	$123,000
Outstanding balance	—	41,777

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

The following table summarizes the activity of MSRs for the years ended December 31, 2018 and 2017:

	December 31,	December 31,
	2018	2017
Balance at beginning of period	$154,405	$131,537
Additions from servicing retained loan sales	24,879	56,049
Addition from purchases	—	5,618
Reductions from bulk sales	(118,313)	(895)
Changes in fair value (1)	3,757	(37,904)
Fair value of MSRs at end of period	$64,728	$154,405

(1)	Changes in fair value are included within loss on mortgage servicing rights, net in the consolidated statements of operations and comprehensive loss.

At December 31, 2018 and 2017, the UPB of the mortgage servicing portfolio was comprised of the following:

	December 31,	December 31,
	2018	2017
Government insured (1)	$51,157	$2,834,680
Conventional (1) (2)	6,165,129	13,493,463
NonQM	1,848	1,957
Total loans serviced	$6,218,134	$16,330,100

(1)	In the fourth quarter of 2018, the Company sold approximately $10.5 billion in UPB of Fannie Mae (FNMA) and Ginnie Mae (GNMA) servicing.
(2)

At December 31, 2018, no collateral was pledged as part of the MSR Financing.  At December 31, 2017, $13.5 billion, of Fannie Mae and Freddie Mac servicing was pledged as collateral as part of the MSR Financing (See Note 8.—Debt).  Pledged collateral was approximately 81% of the fair value of Mortgage servicing rights in the consolidated balance sheets at December 31, 2017.

The table below illustrates hypothetical changes in the fair value of MSRs, caused by assumed immediate changes to key assumptions that are used to determine fair value. See Note 12.—Fair Value of Financial Instruments for a description of the key assumptions used to determine the fair value of MSRs.

	December 31,	December 31,
Mortgage Servicing Rights Sensitivity Analysis	2018	2017
Fair value of MSRs	$64,728	$154,405
Prepayment Speed:
Decrease in fair value from 10% adverse change	(1,419)	(5,643)
Decrease in fair value from 20% adverse change	(2,918)	(11,275)
Decrease in fair value from 30% adverse change	(4,475)	(16,807)
Discount Rate:
Decrease in fair value from 10% adverse change	(2,345)	(5,461)
Decrease in fair value from 20% adverse change	(4,532)	(10,555)
Decrease in fair value from 30% adverse change	(6,575)	(15,316)

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

Loss on mortgage servicing rights, net is comprised of the following for the years ended December 31, 2018 and 2017:

	For the Year Ended
	December 31,
	2018	2017
Change in fair value of mortgage servicing rights	$3,757	$(37,904)
Loss on sale of mortgage servicing rights	(5,937)	(93)
Realized and unrealized (losses) gains from hedging instruments	(1,445)	2,117
Loss on mortgage servicing rights, net	$(3,625)	$(35,880)

Servicing fees, net is comprised of the following for the years ended December 31, 2018 and 2017:

	For the Year Ended
	December 31,
	2018	2017
Contractual servicing fees	$43,065	$38,025
Late and ancillary fees	603	409
Subservicing and other costs	(6,411)	(6,532)
Servicing fees, net	$37,257	$31,902

Note 5.—Goodwill and Intangible assets

Goodwill arises from the acquisition method of accounting for business combinations and represents the excess of the purchase price over the fair value of the net assets and other identifiable intangible assets acquired.  Other intangible assets with definite lives included trademarks, customer relationships, and non-compete agreements. In the first quarter of 2015, the Company acquired CCM and recorded $104.6 million of goodwill and intangible assets of $33.1 million, consisting of $17.2 million for trademark, $10.2 million for customer relationships and $5.7 million for a non-compete agreement with the former owner of CCM. The purchase price allocation was prepared with the assistance of a third party valuation firm.

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

The Company tested its goodwill and intangible assets for impairment at least annually as of December 31, or more frequently if facts and circumstances indicate that it is more likely than not that the fair value of a reporting unit that has goodwill is less than its carrying value.  As of March 31, 2018, the Company performed an interim goodwill impairment evaluation for this reporting unit and determined that there was no impairment.  As previously disclosed in the Company’s quarterly and annual reports, CCM had continued to experience declines in mortgage refinancing originations and margin compression, primarily a result of sustained increases in market interest rates from a historically low interest rate environment. In addition, the business model of CCM had led to additional margin compression on conventional originations through adverse demand from investors, as a result of the borrowers’ propensity to refinance.

During the second quarter of 2018, the CCM brand continued to experience a material loss in value resulting from i) the aforementioned adverse treatment from capital market participants for loans produced by the reporting unit, ii) consumer uncertainty due to the use of a similar brand name by an unaffiliated financial services company and iii) substantial deterioration in brand awareness.  In light of these developments, a significant reduction in the anticipated future cash flows and estimated fair value for this reporting unit had occurred.

Using this updated information, as of June 30, 2018, the Company performed an impairment test to evaluate the CCM goodwill and intangible assets for impairment.  The Company compared the fair value of its net assets upon early adoption of ASU 2017-04, using three methodologies (two income approaches and one market approach), to the carrying value and determined that its goodwill was impaired.  As a result, in the second quarter of 2018, the Company recorded an impairment charge of $74.7 million related to goodwill and $13.4 million related to intangible assets.  During the third quarter of 2018, CCM continued to experience a significant decline in origination volume and margin compression in excess of the Company’s updated projections from the second quarter of 2018 and continued adverse treatment from capital markets for conventional originations from the reporting unit.  As a result, during the third quarter of 2018, the Company recorded an impairment charge of $29.9 million related to goodwill and $4.9 million related to intangible assets.  The Company’s fair value estimates utilize significant unobservable inputs and thus represent Level 3 fair value measurements.

The following table presents the changes in the carrying amount of goodwill for the period indicated:

Balance at December 31, 2016	$104,938
Impairment charge	(351)
Balance at December 31, 2017	$104,587
Impairment charges	(104,587)
Balance at December 31, 2018	$—

The following table presents the net carrying amount of the intangible assets acquired as part of the CCM acquisition as of December 31, 2018 and 2017:

	Gross	Accumulated	Aggregate	Net
As of December 31, 2018:	Carrying Amount	Amortization	Impairment Charges	Carrying Amount
Intangible assets:
Trademark	$17,251	$(3,801)	$(13,450)	$—
Customer relationships	10,170	(5,273)	(4,897)	—
Non-compete agreement	5,701	(5,701)	—	—
Total intangible assets acquired	$33,122	$(14,775)	$(18,347)	$—

	Gross	Accumulated	Net
As of December 31, 2017:	Carrying Amount	Amortization	Carrying Amount
Intangible assets:
Trademark	$17,251	$(3,216)	$14,035
Customer relationships	10,170	(4,143)	6,027
Non-compete agreement	5,701	(4,181)	1,520
Total intangible assets acquired	$33,122	$(11,540)	$21,582

The Company recognized $3.2 million and $4.2 million of amortization expense associated with intangible assets within general, administrative and other expense in the accompanying consolidated statements of operations, for the years ended December 31, 2018 and 2017, respectively.

Note 6. —Loans Eligible for Repurchase from Ginnie Mae

The Company routinely sells loans in Ginnie Mae guaranteed MBS by pooling eligible loans through a pool custodian and assigning rights to the loans to Ginnie Mae. When these Ginnie Mae loans are initially pooled and securitized, the Company meets the criteria for sale treatment and de-recognizes the loans. The terms of the Ginnie Mae MBS program allow, but do not require, the Company to repurchase mortgage loans when the borrower has made no payments for three consecutive months. When the Company has the unconditional right, as servicer, to repurchase Ginnie Mae pool loans it has previously sold and are more than 90 days past due, the Company then re-recognizes the loans on its consolidated balance sheet in Loans eligible for repurchase from Ginnie Mae, at their UPB and records a corresponding liability in the consolidated balance sheets.  At December 31, 2018 and 2017, loans eligible for repurchase from GNMA totaled $204 thousand and $47.7 million, respectively. As part of the Company’s repurchase reserve, the Company records a repurchase provision to provide for estimated losses from the sale or securitization of all mortgage loans, including these loans.

The loans eligible for repurchase from GNMA are in the Company’s servicing portfolio.  The Company monitors the delinquency of the servicing portfolio and directs the subservicer to mitigate losses on delinquent loans.  In the fourth quarter of 2018, the Company sold approximately $3.9 billion in UPB of GNMA MSRs substantially reducing the loans eligible for repurchase from GNMA.

Note 7.—Other Assets

Other assets consisted of the following:

	December 31,	December 31,
	2018	2017
Accounts receivable, net	$16,840	$5,401
Servicing advances	3,468	2,853
Derivative assets – lending (See Note 10)	3,351	4,777
Prepaid expenses	3,252	3,001
Accrued interest receivable	1,505	1,397
Real estate owned – outside trusts	1,366	—
Premises and equipment, net	1,109	862
Developed software, net	572	1,145
Deferred tax asset, net (See Note 14)	—	4,315
Deferred charge (See Note 12)	—	7,827
Other	2,168	1,644
Total other assets	$33,631	$33,222

Accounts Receivable, net

Accounts receivable are primarily holdbacks from MSR sales, which are generally collected within six months of the sale date, cash due to the Company related to hedging instruments and fees earned for real estate services rendered, generally collected one month in arrears.  Accounts receivable are stated at their carrying value, net of $434 thousand and $95 thousand reserve for doubtful accounts as of December 31, 2018 and 2017, respectively.

Servicing Advances

The Company is required to advance certain amounts to meet its contractual loan servicing requirements. The Company advances principal, interest, property taxes and insurance for borrowers that have insufficient escrow accounts, plus any other costs to preserve the properties. Also, the Company will advance funds to maintain, repair and market foreclosed real estate properties. The Company is entitled to recover advances from the borrowers for reinstated and performing loans or from proceeds of liquidated properties. Servicer advances totaled $3.5 million and $2.9 million at December 31, 2018 and 2017, respectively, and are all considered fully collectible.

Premises and Equipment, net

Premises and equipment are stated at cost, less accumulated depreciation. Depreciation on premises and equipment is recorded using the straight‑line method over the estimated useful lives of individual assets, typically three to twenty years. Premises and equipment and accumulated depreciation were as follows as of the dates indicated:

	December 31,
	2018	2017
Premises and equipment	$17,793	$16,928
Less: Accumulated depreciation	(16,684)	(16,066)
Total premises and equipment, net	$1,109	$862

The Company recognized $620 thousand and $583 thousand of depreciation expense within general, administrative and other expense in the accompanying consolidated statements of operations and comprehensive loss, for the years ended December 31, 2018 and 2017, respectively.

Developed Software, net

As part of the acquisition of CCM, the purchase price of other assets acquired are listed below as of December 31, 2018 and 2017:

	Gross	Accumulated	Net	Remaining
As of December 31, 2018:	Carrying Amount	Amortization	Carrying Amount	Life
Other assets:
Developed software	$2,719	$(2,147)	$572	1.0

	Gross	Accumulated	Net
As of December 31, 2017:	Carrying Amount	Amortization	Carrying Amount
Other assets:
Developed software	$2,719	$(1,574)	$1,145

The Company recognized $572 thousand of amortization expense associated with developed software within general, administrative and other expense in the accompanying consolidated statements of operations, for both years ended December 31, 2018 and 2017.

Note 8.—Debt

The following table shows contractual future debt maturities as of December 31, 2018:

	Payments Due by Period
		Less Than	One to	Three to	More Than
	Total	One Year	Three Years	Five Years	Five Years
Warehouse borrowings	$284,137	$284,137	$—	$—	$—
2015 Convertible notes	25,000	—	25,000	—	—
Long-term debt	62,000	—	—	—	62,000
Total debt obligations	$371,137	$284,137	$25,000	$—	$62,000

Warehouse Borrowings

The Company, through its subsidiaries, enters into Master Repurchase Agreements with lenders providing warehouse facilities. The warehouse facilities are used to fund, and are secured by, residential mortgage loans that are held for sale. In accordance with the terms of the Master Repurchase Agreements, the Company is required to maintain cash balances with the lender as additional collateral for the borrowings which are included in restricted cash in the accompanying consolidated balance sheets. At December 31, 2018, the Company was not in compliance with certain financial covenants from one of its lenders and received the necessary waivers.

The following table presents certain information on warehouse borrowings for the periods indicated:

	Maximum	Balance Outstanding At		Allowable
	Borrowing	December 31,	December 31,	Advance	Rate
	Capacity	2018	2017	Rates (%)	Range	Maturity Date
Short-term borrowings:
Repurchase agreement 1	$150,000	$84,897	$100,630	80 - 98	1ML + 2.50 - 4.50%	June 14, 2019
Repurchase agreement 2	50,000	47,108	31,632	90 - 98	1ML + 2.50 - 4.25%	May 28, 2019
Repurchase agreement 3 (1)	225,000	35,920	154,020	85 - 97	1ML + 2.25%	January 17, 2020
Repurchase agreement 4	200,000	80,141	152,772	99	1ML + 2.10%	July 12, 2019
Repurchase agreement 5	175,000	23,370	88,920	100	Note Rate - 0.50%	April 30, 2019
Repurchase agreement 6	100,000	12,701	47,389	95 - 98	1ML + 2.15 - 2.40%	June 27, 2019
Repurchase agreement 7 (2)	—	—	—	100	1ML + 2.25%	N/A
Total warehouse borrowings	$900,000	$284,137	$575,363

(1)

As of December 31, 2018, there were no outstanding balances attributable to finance receivables.  As of December 31, 2017, the balance outstanding included $41.8 million attributable to finance receivables made to the Company’s warehouse customers.

(2)	In November 2018, the Company terminated the line.

The following table presents certain information on warehouse borrowings for the periods indicated:

	For the year ended
	December 31,
	2018	2017
Maximum outstanding balance during the year	$650,342	$627,175
Average balance outstanding for the year	440,273	414,149
Underlying collateral (mortgage loans)	343,724	591,403
Weighted average rate for period	4.67%	4.06%

MSR Financings

In February 2018, IMC (Borrower), amended the Line of Credit Promissory Note (FHLMC and GNMA Financing) originally entered into in August 2017, increasing the maximum borrowing capacity of the revolving line of credit to $50.0 million and extending the term to January 31, 2019.  In May 2018, the agreement was amended increasing the maximum borrowing capacity of the revolving line of credit to $60.0 million, increasing the borrowing capacity up to 60% of the fair market value of the pledged mortgage servicing rights and reducing the interest rate per annum to one-month LIBOR plus 3.0%.  As part of the May 2018 amendment, the obligations under the line of credit are secured by FHLMC and GNMA pledged mortgage servicing rights (subject to an acknowledge agreement) and is guaranteed by Integrated Real Estate Services, Corp.  In January 2019, the agreement was extended to April 30, 2019.  At December 31, 2018, there were no outstanding borrowings under the FHLMC and GNMA Financing agreement.

On February 10, 2017, IMC (Borrower), entered into a Loan and Security Agreement (Agreement) with a lender providing for a revolving loan commitment of $40.0 million for a period of two years (FNMA Financing).  The Borrower is able to borrow up to 55% of the fair market value of FNMA pledged servicing rights.  Upon the two-year anniversary of the Agreement, any amounts outstanding will automatically be converted into a term loan due and payable in full on the one-year anniversary of the conversion date.  Interest payments are payable monthly and accrue interest at the rate per annum equal to one-month LIBOR plus 4.0% and the balance of the obligation may be prepaid at any time.  The Borrower initially drew down $35.1 million, and used a portion of the proceeds to pay off the Term Financing (approximately $30.1 million) originally entered into in June 2015 as discussed below.  The Borrower also paid the lender an origination fee of $100 thousand, which were deferred and being amortized over the life of the FNMA Financing.  At December 31, 2018, there were no outstanding borrowings under the FNMA Financing agreement.  In February 2019, the line converted into a term loan with no balance.

The following table presents certain information on MSR Financings for the periods indicated:

	For the year ended
	December 31,
	2018	2017
Maximum outstanding balance during the year	$67,000	$35,133
Average balance outstanding for the year	45,532	18,790
Weighted average rate for period	5.82%	5.51%

Term Financing

In June 2015, the Company and its subsidiaries (IRES, IMC and Impac Warehouse Lending, Inc. (IWLI), collectively the Borrowers) entered into a Loan Agreement (Loan Agreement) with a lender (Lender) pursuant to which the Lender provided to the Borrowers a term loan in the aggregate principal amount of $30.0 million (Term Financing) due and payable on December 19, 2016, which could have been extended to December 18, 2017 at the Lender’s discretion. In June 2016, the maturity of the Term Financing was extended to June 16, 2017 and the Company paid an additional $100 thousand extension fee, which was deferred and amortized over the life of the Term Financing.  Interest on the Term Financing was payable monthly and accrued at a rate of one-month LIBOR plus 8.5% per annum.  In February 2017, the proceeds from the FNMA Financing were used to pay off the Term Financing.

Convertible Notes

In May 2015, the Company issued $25.0 million Convertible Promissory Notes (2015 Convertible Notes).  The 2015 Convertible Notes mature on or before May 9, 2020 and accrues interest at a rate of 7.5% per annum, to be paid quarterly.  The Company had approximately $50 thousand in transaction costs which were deferred and amortized over the life of the 2015 Convertible Notes.

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

Long‑term Debt

As of December 31, 2018 and 2017, the Company had long term debt as follows:

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

Junior Subordinated Notes

The Company carries its Junior Subordinated Notes at estimated fair value as more fully described in Note 12.—Fair Value of Financial Instruments. The following table shows the remaining principal balance and fair value of junior subordinated notes issued as of December 31, 2018 and 2017:

	December 31,
	2018	2017
Junior Subordinated Notes (1)	$62,000	$62,000
Fair value adjustment	(17,144)	(17,018)
Total Junior Subordinated Notes	$44,856	$44,982

(1)	Stated maturity of March 2034; requires quarterly interest payments at a variable rate of 3-month LIBOR plus 3.75% per annum. At December 31, 2018, the interest rate was 6.35%.

Note 9.—Securitized Mortgage Trusts

Securitized Mortgage Trust Assets

Securitized mortgage trust assets, which are recorded at fair market value (FMV), are comprised of the following at December 31, 2018 and 2017:

	December 31,
	2018	2017
Securitized mortgage collateral	$3,157,071	$3,662,008
Real estate owned (REO)	8,519	8,542
Total securitized mortgage trust assets	$3,165,590	$3,670,550

Securitized Mortgage Collateral

Securitized mortgage collateral consisted of the following:

	December 31,
	2018	2017
Mortgages secured by residential real estate	$3,245,606	$3,840,819
Mortgages secured by commercial real estate	294,599	347,323
Fair value adjustment	(383,134)	(526,134)
Total securitized mortgage collateral	$3,157,071	$3,662,008

As of December 31, 2018, the Company was also a master servicer of mortgages for others of approximately $486.1 million in UPB that were primarily collateralizing REMIC securitizations, compared to $578.0 million at December 31, 2017. Related fiduciary funds are held in trust for investors in non‑interest bearing accounts and, therefore, are not included in the Company’s consolidated balance sheets. The Company may also be required to advance funds or cause loan servicers to advance funds to cover principal and interest payments not received from borrowers depending on the status of their mortgages.

Real Estate Owned (REO)

The Company’s REO consisted of the following:

	December 31,
	2018	2017
REO	$17,813	$15,519
Impairment (1)	(7,928)	(6,977)
Ending balance	$9,885	$8,542
REO inside trusts	$8,519	$8,542
REO outside trusts	1,366	—
Total	$9,885	$8,542

(1)	Impairment represents the cumulative write‑downs of net realizable value subsequent to foreclosure.

Securitized Mortgage Trust Liabilities

Securitized mortgage trust liabilities, which are recorded at FMV, are comprised of the following at December 31, 2018 and 2017:

	December 31,	December 31,
	2018	2017
Securitized mortgage borrowings	$3,148,215	$3,653,265

Securitized Mortgage Borrowings

Selected information on securitized mortgage borrowings for the periods indicated consisted of the following (dollars in millions):

		Securitized
		mortgage
		borrowings
		outstanding as of
		December 31,		Range of Interest Rates
					Interest	Interest
					Rate	Rate
	Original			Fixed	Margins over	Margins after
	Issuance			Interest	One-Month	Contractual
Year of Issuance	Amount	2018	2017	Rates	LIBOR (1)	Call Date (2)
2002	$3,876.1	$4.8	$6.2	5.25 - 12.00	0.27 - 2.75	0.54 - 3.68
2003	5,966.1	35.9	48.2	4.34 - 12.75	0.27 - 3.00	0.54 - 4.50
2004	17,710.7	557.0	526.7	3.58 - 5.56	0.25 - 2.50	0.50 - 3.75
2005	13,387.7	1,752.9	1,938.1	—	0.24 - 2.90	0.48 - 4.35
2006	5,971.4	2,113.2	2,412.8	6.25	0.10 - 2.75	0.20 - 4.13
2007	3,860.5	1,265.1	1,407.7	—	0.06 - 2.00	0.12 - 3.00
Subtotal contractual principal balance (3)		5,728.9	6,339.7
Fair value adjustment		(2,580.7)	(2,686.4)
Total securitized mortgage borrowings		$3,148.2	$3,653.3

(1)	One-month LIBOR was 2.50% as of December 31, 2018.
(2)	Interest rate margins are generally adjusted when the unpaid principal balance is reduced to less than 10‑20% of the original issuance amount, or if certain other triggers are met.
(3)	Represents the outstanding balance in accordance with trustee reporting.

As of December 31, 2018, expected principal reductions of the securitized mortgage borrowings, which is based on contractual principal payments and expected prepayment and loss assumptions for securitized mortgage collateral, was as follows (dollars in millions):

	Payments Due by Period
		Less Than	One to	Three to	More Than
	Total	One Year	Three Years	Five Years	Five Years
Securitized mortgage borrowings (1)	$5,728.9	$475.1	$739.4	$533.1	$3,981.3

(1)	Represents the outstanding balance in accordance with trustee reporting.

Change in fair value of net trust assets, including trust REO (losses) gains

Changes in fair value of net trust assets, including trust REO (losses) gains are comprised of the following for the years ended December 31, 2018 and 2017:

	For the Year Ended
	December 31,
	2018	2017
Change in fair value of net trust assets, excluding REO	$(1,599)	$(1,212)
(Losses) gains from REO	(950)	7,425
Change in fair value of net trust assets, including trust REO gains (losses)	$(2,549)	$6,213

Note 10.—Derivative Instruments

Derivative Assets and Liabilities, Lending

The mortgage lending operation enters into IRLCs with prospective borrowers to originate mortgage loans at a specified interest rate and Hedging Instruments and forward delivery loan commitments to hedge the fair value changes associated with changes in interest rates relating to its mortgage loan origination operations as well as mortgage servicing rights. The fair value of IRLCs, Hedging Instruments and forward delivery loan commitments related to mortgage loan origination are included in other assets or liabilities in the consolidated balance sheets. As of December 31, 2018, the estimated fair value of IRLCs was an asset of $3.4 million while Hedging Instruments and forward delivery loan commitments were liabilities of $440 thousand and $243 thousand, respectively. As of December 31, 2017, the estimated fair value of IRLCs and Hedging Instruments were assets of $4.4 million and $335 thousand, respectively.  Additionally, as of December 31, 2018, there were no outstanding Hedging Instruments related to mortgage servicing rights as compared to an estimated fair value of $85 thousand outstanding at December 31, 2017.

The following table includes information for the derivative assets and liabilities, lending for the periods presented:

			Total Gains (Losses)
	Notional Amount		For the Year Ended
	December 31,	December 31,	December 31,
	2018	2017	2018	2017
Derivative – IRLC's (1)	$183,595	$398,225	$(1,006)	$(6,812)
Derivative – TBA MBS (2)	88,018	687,500	9,658	(2,061)
Derivative – Forward delivery loan commitment (3)	150,000	—	(243)	—

(1)	Amounts included in gain on sale of loans, net within the accompanying consolidated statements of operations and comprehensive loss.
(2)	Amounts included in gain on sale of loans, net and loss on mortgage servicing rights, net within the accompanying consolidated statements of operations and comprehensive loss.
(3)

As of December 31, 2018, $50.0 million in mortgage loans have been allocated to this forward delivery loan commitment and are recorded at fair value within LHFS in the accompanying consolidated balance sheets.  As of December 31, 2018, $100.0 million of the commitment remains unallocated and are recorded at fair value within other liabilities in the accompanying consolidated balance sheets.

Note 11.—Redeemable Preferred Stock

At December 31, 2018, the Company has outstanding $66.2 million liquidation preference of Series B and Series C Preferred Stock. The holders of each series of Preferred Stock, which are non‑voting and redeemable at the option of the Company, retain the right to a $25.00 per share liquidation preference in the event of a liquidation of the Company and the right to receive dividends on the Preferred Stock if any such dividends are declared.

As disclosed within Note 16.—Commitments and Contingencies, on July 16, 2018, the court entered its Judgement Order and Memorandum Opinion on the matter entitled Timm, v. Impac Mortgage Holdings, Inc., a purported class action purportedly on behalf of holders of the Company’s 9.375% Series B Cumulative Redeemable Preferred Stock (Preferred B) and 9.125% Series C Cumulative Redeemable Preferred Stock (Preferred C).  The judgment declared (among other items disclosed in Note 16) that two-thirds of the Preferred B holders were required to approve the 2009 amendments to the Preferred B Articles Supplementary, which was not obtained, rendering the 2009 amendments to the Preferred B Articles Supplementary invalid and leaving the 2004 Preferred B Articles Supplementary in effect.  As a result of the Judgement Order, all rights of the Preferred B holders under the 2004 Articles are deemed reinstated. Subject to an appeal, the Company has cumulative undeclared dividends in arrears of approximately $14.4 million, or approximately $21.68 per outstanding share of Preferred B, increasing the liquidation value to approximately $46.68 per share. Additionally, every quarter the cumulative undeclared dividends in arrears will increase by $0.5859 per share, or approximately $390 thousand.  The liquidation preference, inclusive of the cumulative undeclared dividends in arrears, is only payable upon voluntary or involuntary liquidation, dissolution or winding up of the Company’s affairs.

Note 12.—Fair Value of Financial Instruments

The use of fair value to measure the Company’s financial instruments is fundamental to its consolidated financial statements and is a critical accounting estimate because a substantial portion of its assets and liabilities are recorded at estimated fair value.

FASB ASC 825 requires disclosure of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate such fair values. On January 1, 2018, the Company adopted ASU 2016-01 and ASU 2018-03 which requires the use of the exit price notion when measuring the fair values of financial instruments for disclosure purposes.  Starting in the first quarter of 2018, we updated our methodology used to estimate fair value to conform to the new requirements.  The following table presents the estimated fair value of financial instruments included in the consolidated financial statements as of the dates indicated:

	December 31, 2018				December 31, 2017
	Carrying	Estimated Fair Value			Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$23,200	$23,200	$—	$—	$33,223	$33,223	$—	$—
Restricted cash	6,989	6,989	—	—	5,876	5,876	—	—
Mortgage loans held-for-sale	353,601	—	353,601	—	568,781	—	568,781	—
Finance receivables	—	—	—	—	41,777	—	41,777	—
Mortgage servicing rights	64,728	—	—	64,728	154,405	—	—	154,405
Derivative assets, lending, net	3,351	—	—	3,351	4,777	—	420	4,357
Securitized mortgage collateral	3,157,071	—	—	3,157,071	3,662,008	—	—	3,662,008

Liabilities
Warehouse borrowings	$284,137	$—	$284,137	$—	$575,363	$—	$575,363	$—
MSR financings	—	—	—	—	35,133	—	—	35,133
Convertible notes	24,985	—	—	24,985	24,974	—	—	24,974
Contingent consideration	—	—	—	—	554	—	—	554
Long-term debt	44,856	—	—	44,856	44,982	—	—	44,982
Securitized mortgage borrowings	3,148,215	—	—	3,148,215	3,653,265	—	—	3,653,265
Derivative liabilities, lending, net	683	—	683	—	—	—	—	—

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

Refer to Recurring Fair Value Measurements below for a description of the valuation methods used to determine the fair value of securitized mortgage collateral and borrowings, derivative assets and liabilities, long‑term debt, mortgage servicing rights, loans held‑for‑sale.

The carrying amounts of cash and cash equivalents and restricted cash approximates fair value.

Finance receivables carrying amounts approximate fair value due to the short-term nature of the assets and do not present unanticipated interest rate or credit concerns.

Warehouse borrowings carrying amounts approximate fair value due to the short‑term nature of the liabilities and do not present unanticipated interest rate or credit concerns.

Convertible notes are recorded at amortized cost, which approximates fair value.

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

As a result of the lack of observable market data resulting from inactive markets, the Company has classified its mortgage servicing rights, securitized mortgage collateral and borrowings, derivative assets (IRLCs), convertible notes, contingent consideration and long‑term debt as Level 3 fair value measurements. Level 3 assets and liabilities measured at fair value on a recurring basis were approximately 90% and 99% and 87% and 99%, respectively, of total assets and total liabilities measured at estimated fair value at December 31, 2018 and 2017.

Recurring Fair Value Measurements

The Company assesses its financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by FASB ASC Topic 810. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the beginning of the reporting period. There were no material transfers between Level 1, Level 2 or Level 3 classified instruments during the year ended December 31, 2018.

The following tables present the Company’s assets and liabilities that are measured at estimated fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option at December 31, 2018 and 2017, based on the fair value hierarchy:

	Recurring Fair Value Measurements
	December 31, 2018			December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Mortgage loans held-for-sale	$—	$353,601	$—	$—	$568,781	$—
Derivative assets, lending, net (1)	—	—	3,351	—	420	4,357
Mortgage servicing rights	—	—	64,728	—	—	154,405
Securitized mortgage collateral	—	—	3,157,071	—	—	3,662,008
Total assets at fair value	$—	$353,601	$3,225,150	$—	$569,201	$3,820,770
Liabilities
Securitized mortgage borrowings	$—	$—	$3,148,215	$—	$—	$3,653,265
Long-term debt	—	—	44,856	—	—	44,982
Contingent consideration	—	—	—	—	—	554
Derivative liabilities, lending, net (2)	—	683	—	—	—	—
Total liabilities at fair value	$—	$683	$3,193,071	$—	$—	$3,698,801

(1)

At December 31, 2018, derivative assets, lending, net included $3.4 million in IRLCs and is included in other assets in the accompanying consolidated balance sheets. At December 31, 2017, derivative assets, lending, net included $4.4 million in IRLCs and $420 thousand in Hedging instruments and is included in other assets in the accompanying consolidated balance sheets.

(2)	At December 31, 2018, derivative liabilities, lending, net are included in other liabilities in the accompanying consolidated balance sheets.

The following tables present reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2018 and  2017:

	Level 3 Recurring Fair Value Measurements
	For the Year Ended December 31, 2018

				Interest
	Securitized	Securitized	Mortgage	rate lock	Long-
	mortgage	mortgage	servicing	commitments,	term		Contingent
	collateral	borrowings	rights	net	debt		consideration
Fair value, December 31, 2017	$3,662,008	$(3,653,265)	$154,405	$4,357	$(44,982)		$(554)
Total gains (losses) included in earnings:
Interest income (1)	28,165	—	—	—	—		—
Interest expense (1)	—	(60,889)	—	—	(711)		—
Change in fair value	43,272	(44,871)	3,757	(1,006)	3,978		—
Change in fair value of instrument specific credit risk	—	—	—	—	(3,141)	(2)	—
Total gains (losses) included in earnings	71,437	(105,760)	3,757	(1,006)	126		—
Transfers in and/or out of Level 3	—	—	—	—	—		—
Purchases, issuances and settlements:
Purchases	—	—	—	—	—		—
Issuances	—	—	24,879	—	—		—
Settlements	(576,374)	610,810	(118,313)	—	—		554
Fair value, December 31, 2018	$3,157,071	$(3,148,215)	$64,728	$3,351	$(44,856)		$—
Unrealized gains (losses) still held (3)	$(383,134)	$2,580,638	$64,728	$3,351	$17,144		$—

(1)

Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. Net interest income, including cash received and paid, was $7.7 million for the year ended December 31, 2018. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations and comprehensive loss is primarily from contractual interest on the securitized mortgage collateral and borrowings.

(2)

Amount represents the change in instrument specific credit risk in other comprehensive earnings in the consolidated statements of operations and comprehensive loss as required by the adoption of ASU 2016-01 on January 1, 2018.

(3)	Represents the amount of unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held and reflected in the fair values at December 31, 2018.

	Level 3 Recurring Fair Value Measurements
	For the Year Ended December 31, 2017

				Interest
	Securitized	Securitized	Mortgage	rate lock	Long-
	mortgage	mortgage	servicing	commitments,	term	Contingent
	collateral	borrowings	rights	net	debt	consideration
Fair value, December 31, 2016	$4,021,891	$(4,017,603)	$131,537	$11,169	$(47,207)	$(31,072)
Total gains (losses) included in earnings:
Interest income (1)	46,077	—	—	—	—	—
Interest expense (1)	—	(131,507)	—	—	(760)	—
Change in fair value	245,364	(246,576)	(37,904)	(6,812)	(2,949)	11,268
Total gains (losses) included in earnings	291,441	(378,083)	(37,904)	(6,812)	(3,709)	11,268
Transfers in and/or out of Level 3	—	—	—	—	—	—
Purchases, issuances and settlements:
Purchases	—	—	5,618	—	—	—
Issuances	—	—	56,049	—	—	—
Settlements	(651,324)	742,421	(895)	—	5,934	19,250
Fair value, December 31, 2017	$3,662,008	$(3,653,265)	$154,405	$4,357	$(44,982)	$(554)
Unrealized gains (losses) still held (2)	$(526,134)	$2,686,398	$154,405	$4,357	$17,018	$(554)

(1)

Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. Net interest income, including cash received and paid, was $8.1 million for the year ended December 31, 2017. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations and comprehensive loss is primarily from contractual interest on the securitized mortgage collateral and borrowings.

(2)	Represents the amount of unrealized gains (losses) relating to assets and liabilities classified as Level 3 that were still held and reflected in the fair values at December 31, 2017.

The following table presents quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring and non‑recurring basis at December 31, 2018.

	Estimated	Valuation	Unobservable	Range of	Weighted
Financial Instrument	Fair Value	Technique	Input	Inputs	Average
Assets and liabilities backed by real estate
Securitized mortgage collateral, and	$3,157,071	DCF	Prepayment rates	3.6 - 19.9%	8.0%
Securitized mortgage borrowings	(3,148,215)		Default rates	0.02 - 6.5%	1.0%
			Loss severities	3.1 - 81.9%	46.4%
			Discount rates	3.7 - 25.0%	4.9%
Other assets and liabilities
Mortgage servicing rights	$64,728	DCF	Discount rate	9.0 - 14.0%	9.2%
			Prepayment rates	6.7 - 86.6%	10.6%
Derivative assets - IRLCs, net	3,351	Market pricing	Pull-through rate	7.6 - 99.7%	75.4%
Long-term debt	(44,856)	DCF	Discount rate	10.0%	10.0%

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

The following tables present the changes in recurring fair value measurements included in net earnings for the years ended December 31, 2018 and 2017:

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Loss
	For the Year Ended December 31, 2018
			Change in Fair Value of
	Interest	Interest	Net Trust		Long-term	Other Revenue	Gain on Sale
	Income (1)	Expense (1)	Assets		Debt	and Expense	of Loans, net	Total
Securitized mortgage collateral	$28,165	$—	$43,272		$—	$—	$—	$71,437
Securitized mortgage borrowings	—	(60,889)	(44,871)		—	—	—	(105,760)
Long-term debt	—	(711)	—		3,978	—	—	3,267
Mortgage servicing rights (2)	—	—	—		—	3,757	—	3,757
Mortgage loans held-for-sale	—	—	—		—	—	(14,762)	(14,762)
Derivative assets — IRLCs	—	—	—		—	—	(1,006)	(1,006)
Derivative liabilities — Hedging Instruments	—	—	—		—	(85)	(1,019)	(1,104)
Total	$28,165	$(61,600)	$(1,599)	(3)	$3,978	$3,672	$(16,787)	$(44,171)

(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
(2)	Included in loss on mortgage servicing rights, net in the consolidated statements of operations and comprehensive loss.
(3)	For the year ended December 31, 2018, change in the fair value of trust assets, excluding REO was $1.6 million.

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Loss
	For the Year Ended December 31, 2017
			Change in Fair Value of
	Interest	Interest	Net Trust		Long-term	Other Revenue	Gain on Sale
	Income (1)	Expense (1)	Assets		Debt	and Expense	of Loans, net	Total
Securitized mortgage collateral	$46,077	$—	$245,364		$—	$—	$—	$291,441
Securitized mortgage borrowings	—	(131,507)	(246,576)		—	—	—	(378,083)
Long-term debt	—	(760)	—		(2,949)	—	—	(3,709)
Mortgage servicing rights (2)	—	—	—		—	(37,904)	—	(37,904)
Contingent consideration (3)	—	—	—		—	11,268	—	11,268
Mortgage loans held-for-sale	—	—	—		—	—	8,367	8,367
Derivative assets — IRLCs	—	—	—		—	—	(6,812)	(6,812)
Derivative liabilities — Hedging Instruments	—	—	—		—	357	400	757
Total	$46,077	$(132,267)	$(1,212)	(4)	$(2,949)	$(26,279)	$1,955	$(114,675)

(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
(2)	Included in loss on mortgage servicing rights, net in the consolidated statements of operations and comprehensive loss.
(3)	Included $2.1 million of accretion of the contingent consideration liability.
(4)	For the year ended December 31, 2017, change in the fair value of trust assets, excluding REO was $1.2 million.

The following is a description of the measurement techniques for items recorded at estimated fair value on a recurring basis.

Mortgage servicing rights—The Company elected to carry its mortgage servicing rights arising from its mortgage loan origination operation at fair value. The fair value of mortgage servicing rights is based upon a discounted cash flow model. The valuation model incorporates assumptions that market participants would use in estimating the fair value of servicing. These assumptions include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, prepayment and late fees, among other considerations. Mortgage servicing rights are considered a Level 3 measurement at December 31, 2018 and 2017.

Mortgage loans held‑for‑sale—The Company elected to carry its mortgage loans held‑for‑sale originated or acquired from its mortgage lending operation at fair value. Fair value is based on quoted market prices, where available, prices for other traded mortgage loans with similar characteristics, and purchase commitments and bid information received from market participants. Given the meaningful level of secondary market activity for mortgage loans, active pricing is available for similar assets and accordingly, the Company classifies its mortgage loans held‑for‑sale as a Level 2 measurement at December 31, 2018 and 2017.

Securitized mortgage collateral—The Company elected to carry its securitized mortgage collateral at fair value. These assets consist primarily of non‑conforming mortgage loans securitized between 2002 and 2007. Fair value measurements are based on the Company’s internal models used to compute the net present value of future expected cash flows, with observable market participant assumptions, where available. The Company’s assumptions include its expectations of inputs that other market participants would use in pricing these assets. These assumptions include judgments about the underlying collateral, prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of December 31, 2018, securitized mortgage collateral had an unpaid principal balance of $3.5 billion, compared to an estimated fair value on the Company’s balance sheet of $3.2 billion. The aggregate unpaid principal balance exceeds the fair value by $0.3 billion at December 31, 2018. As of December 31, 2018, the unpaid principal balance of loans 90 days or more past due was $0.4 billion compared to an estimated fair value of $0.2 billion. The aggregate unpaid principal balances of loans 90 days or more past due exceed the fair value by $0.2 billion at December 31, 2018. Securitized mortgage collateral is considered a Level 3 measurement at December 31, 2018 and 2017.

Securitized mortgage borrowings—The Company elected to carry all of its securitized mortgage borrowings at fair value. These borrowings consist of individual tranches of bonds issued by securitization trusts and are primarily backed by non‑conforming mortgage loans. Fair value measurements include the Company’s judgments about the underlying collateral and assumptions such as prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of December 31, 2018, securitized mortgage borrowings had an outstanding principal balance of $3.5 billion, net of $2.2 billion in bond losses, compared to an estimated fair value of $3.1 billion. The aggregate outstanding principal balance exceeds the fair value by $0.4 billion at December 31, 2018. Securitized mortgage borrowings are considered a Level 3 measurement at December 31, 2018 and 2017.

Contingent consideration—Contingent consideration was applicable to the acquisition of CCM and was estimated and recorded at fair value at the acquisition date as part of purchase price consideration. Additionally, each reporting period, the Company estimated the change in fair value of the contingent consideration and any change in fair value is recognized in the Company's consolidated statements of operations and comprehensive loss if it is determined to not be a measurement period adjustment. The estimate of the fair value of contingent consideration required significant judgment and assumptions to be made about future operating results, discount rates and probabilities of various projected operating result scenarios. In the fourth quarter of 2017, the earn-out period ended and the remaining $554 thousand in contingent consideration payments were paid during the three months ended March 31, 2018. Contingent consideration was considered a Level 3 measurement at December 31, 2017.  The Company has no further obligations related to contingent consideration as of December 31, 2018.

Long‑term debt—The Company elected to carry its  remaining long‑term debt (consisting of junior subordinated notes) at fair value. These securities are measured based upon an analysis prepared by management, which considered the Company’s own credit risk, including settlements with trust preferred debt holders and discounted cash flow analysis. As of December 31, 2018, long‑term debt had an unpaid principal balance of $62.0 million compared to an estimated fair value of $44.9 million. The aggregate unpaid principal balance exceeds the fair value by $17.1 million at December 31, 2018. The long‑term debt is considered a Level 3 measurement at December 31, 2018 and 2017.

Derivative assets and liabilities, Lending—The Company’s derivative assets and liabilities are carried at fair value as required by GAAP and are accounted for as free standing derivatives. The derivatives include IRLCs with prospective residential mortgage borrowers whereby the interest rate on the loan is determined prior to funding and the borrowers have locked in that interest rate. These commitments are determined to be derivative instruments in accordance with GAAP. The derivatives also include hedging instruments (typically TBA MBS) used to hedge the fair value changes associated with changes in interest rates relating to its mortgage lending originations as well as mortgage servicing rights. The Company hedges the period from the interest rate lock (assuming a fall‑out factor) to the date of the loan sale. The estimated fair value of IRLCs are based on underlying loan types with similar characteristics using the TBA MBS market, which is actively quoted and easily validated through external sources. The data inputs used in this valuation include, but are not limited to, loan type, underlying loan amount, note rate, loan program, and expected sale date of the loan, adjusted for current market conditions. These valuations are adjusted at the loan level to consider the servicing release premium and loan pricing adjustments specific to each loan. For all IRLCs, the base value is then adjusted for the anticipated Pull‑through Rate. The anticipated Pull‑through Rate is an unobservable input based on historical experience, which results in classification of IRLCs as a Level 3 measurement at December 31, 2018 and 2017.

The fair value of the Hedging Instruments is based on the actively quoted TBA MBS market using observable inputs related to characteristics of the underlying MBS stratified by product, coupon and settlement date. Therefore, the Hedging Instruments are classified as a Level 2 measurement at December 31, 2018 and 2017.

Nonrecurring Fair Value Measurements

The Company is required to measure certain assets and liabilities at estimated fair value from time to time. These fair value measurements typically result from the application of specific accounting pronouncements under GAAP. The fair value measurements are considered nonrecurring fair value measurements under FASB ASC 820‑10.

The following table presents financial and non‑financial assets and liabilities measured using nonrecurring fair value measurements at December 31, 2018 and 2017, respectively:

	Nonrecurring Fair Value Measurements
	December 31, 2018			December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
REO (1)	$—	$1,674	$—	$—	$440	$—
Deferred charge (2)	—	—	—	—	—	7,827
Intangible assets	—	—	—	—	—	21,582
Goodwill	—	—	—	—	—	104,587

(1)	Balance represents REO at December 31, 2018 and December 31, 2017 which has been impaired subsequent to foreclosure.
(2)	With the adoption of ASU 2016-16 on January 1, 2018, $7.8 million in deferred charge was eliminated with a cumulative effect adjustment to opening retained deficit.

The following table presents total gains and (losses) on financial and non‑financial assets and liabilities measured using nonrecurring fair value measurements for the years ended December 31, 2018 and 2017, respectively:

	Total Gains (Losses) (1)
	For the Year Ended December 31,
	2018	2017
REO (2)	$(950)	$7,425
Deferred charge (3)	—	(858)
Intangible assets	(18,347)	—
Goodwill	(104,587)	—

(1)	Total losses reflect losses from all nonrecurring measurements during the period.
(2)

For the years ended December 31, 2018 and 2017, the Company recorded $950 thousand and $7.4 million, respectively, in (losses) gains related to changes in the net realizable value (NRV) of properties.  Gains represent recovery of the NRV attributable to an improvement in state specific loss severities on properties held during the period which resulted in an increase to NRV. Losses represent impairment of the NRV attributable to an increase in state specific loss severities on properties held during the period which resulted in a decrease to NRV.

(3)

With the adoption of ASU 2016-16 on January 1, 2018, $7.8 million in deferred charge was eliminated with a cumulative effect adjustment to opening retained earnings. For the year ended December 31, 2017, the Company recorded $858 thousand in income tax expense resulting from impairment write-downs based on changes in estimated cash flows and lives of the related mortgages retained in the securitized mortgage collateral.

Real estate owned—REO consists of residential real estate acquired in satisfaction of loans. Upon foreclosure, REO is adjusted to the estimated fair value of the residential real estate less estimated selling and holding costs, offset by expected contractual mortgage insurance proceeds to be received, if any. Subsequently, REO is recorded at the lower of carrying value or estimated fair value less costs to sell. REO balance representing REOs which have been impaired subsequent to foreclosure are subject to nonrecurring fair value measurement and included in the nonrecurring fair value measurements tables. Fair values of REO are generally based on observable market inputs, and considered Level 2 measurements at December 31, 2018 and 2017.

Deferred charge—Deferred charge represents the deferral of income tax expense on inter‑company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH in prior years. The Company evaluates the deferred charge for impairment quarterly using internal estimates of estimated cash flows and lives of the related mortgages retained in the securitized mortgage collateral. If the deferred charge is determined to be impaired, it is recognized as a component of income tax expense. On January 1, 2018, the Company adopted ASU 2016-16, which resulted in a $7.8 million cumulative effect adjustment to opening retained earnings eliminating the remaining deferred charge on the balance sheet.  Deferred charge was considered a Level 3 measurement at December 31, 2017, and as of December 31, 2018, the Company had no deferred charge remaining.

Intangible assets— The methodology used to determine the fair value as well as measure potential impairment of trademarks includes assumptions with inherent uncertainty, including projected sales volumes and related projected revenues, long-term growth rates, royalty rates that a market participant might assume and judgments regarding the factors to develop an applied discount rate. The carrying value of intangible assets is at risk of impairment if future projected usage, revenues or long-term growth rates are lower than those currently projected, or if factors used in the development of a discount rate result in the application of a higher discount rate.  The Company’s testing indicated that the carrying value of certain intangible assets would not be recoverable, and as a result the Company recorded intangible asset impairment of approximately $18.3 million during the year ended December 31, 2018. Intangible assets were considered Level 3 nonrecurring fair value measurements for the year ended December 31, 2018, and as of December 31, 2018, the Company had no intangible assets remaining.

Goodwill— For goodwill, the determination of fair value of a reporting unit involves, among other things, application of various approaches, which include developing forecasts of future cash flows with a number of assumptions including but not limited to, origination and margin projections, growth and terminal value projections, and judgements regarding the factors to develop discount rates and cost of capital. The Company reviewed its goodwill for impairment at least annually as of December 31 or more frequently if facts and circumstances indicate that it is more likely than not that the fair value of a reporting unit that has goodwill is less than its carrying value. The Company compared the fair value of its net assets using three methodologies (two income approaches and one market approach), to the carrying value and determined that its goodwill was impaired.  As a result, we recorded an impairment charge of $104.6 million related to goodwill during the year ended December 31, 2018.  Goodwill was considered a Level 3 nonrecurring fair value measurement for the year ended December 31, 2018, and as of December 31, 2018, the Company had no goodwill remaining.

Note 13.—Reconciliation of Loss Per Share

The following table presents the computation of basic and diluted loss per common share, including the dilutive effect of stock options and cumulative redeemable preferred stock outstanding for the periods indicated:

	For the Year Ended
	December 31,
	2018	2017
Numerator for basic loss per share:
Net loss	$(145,410)	$(31,521)

Numerator for diluted loss per share:
Net loss	$(145,410)	$(31,521)
Interest expense attributable to convertible notes (1)	—	—
Net loss plus interest expense attributable to convertible notes	$(145,410)	$(31,521)

Denominator for basic loss per share (2):
Basic weighted average common shares outstanding during the period	21,026	19,438

Denominator for diluted loss per share (2):
Basic weighted average common shares outstanding during the period	21,026	19,438
Net effect of dilutive convertible notes (1)	—	—
Net effect of dilutive stock options and DSU’s	—	—
Diluted weighted average common shares	21,026	19,438
Net loss per common share:
Basic	$(6.92)	$(1.62)
Diluted	$(6.92)	$(1.62)

(1)	Adjustments to diluted loss per share for the convertible notes for the years ended December 31, 2018 and 2017, were excluded from the calculation, as they were anti-dilutive.
(2)	Share amounts presented in thousands.

The anti‑dilutive stock options outstanding for the years ending December 31, 2018 and 2017 were 1.0 million and 1.6 million shares, respectively.  Additionally, for the years ended December 2018 and 2017, there were 1.2 million shares attributable to the 2015 convertible notes that were anti-dilutive.

Note 14.—Income Taxes

The Company is subject to federal income taxes as a regular (Subchapter C) corporation and files a consolidated U.S. federal income tax return.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act).  The Tax Act made broad and complex changes to the U.S. tax code by, among other things, reducing the federal corporate income tax rate and business deductions and eliminates federal alternative minimum tax (AMT).  The Tax Act reduced the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. Under FASB ASC 740, the effects of changes in tax rates and laws were recognized in the period in which the new legislation was enacted.

The SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Legislation.  The Company recognized the provisional tax impact related to the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017.  The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Legislation.  The Company completed its accounting during 2018 without any significant adjustments from the provisional amounts.

Income taxes for the years ended December 31, 2018 and  2017 were as follows:

	For the year ended December 31,
	2018	2017
Current income taxes:
Federal	$—	$71
State	689	(37)
Total current income tax expense	689	34
Deferred income taxes:
Federal	3,757	17,610
State	558	2,494
Total deferred income tax expense	4,315	20,104
Total income tax expense	$5,004	$20,138

The Company recorded income tax expense of $5.0 million and $20.1 million for the years ended December 31, 2018 and 2017, respectively. The income tax expense of $5.0 million for the year ended December 31, 2018 is primarily the result of recording a full valuation allowance on deferred tax assets due to a reduction in future utilization and state income taxes from states where the Company does not have net operating loss carryforwards and state minimum taxes, including AMT.  The income tax expense of $20.1 million for the year ended December 31, 2017 was primarily the result of the enactment of the Tax Act, which reduced the U.S. corporate income tax rate.  As a result, the Company re-measured the net deferred tax assets at December 31, 2017 at the rate at which they were expected to reverse in the future and recognized a tax expense of $89.5 million, which was offset by a $66.4 million change in the valuation allowance and other items resulting in income tax expense of $20.1 million in 2017.  Additionally, the income tax expense for 2017 was also effected by a reduction in the Company’s deferred tax asset as a result of a reduction in future utilization, amortization of the deferred charge and state income taxes from states where the Company does not have net operating loss carryforwards and state minimum taxes, including AMT.

The deferred charge represented the deferral of income tax expense on inter-company profits that resulted from the sale of mortgages from taxable subsidiaries to IMH prior to 2008. The deferred charge was amortized and/or impaired, which did not result in any tax liability to be paid. Prior to the adoption of ASU 2016-16 on January 1, 2018, the deferred charge was included in other assets in the accompanying consolidated balance sheets and was amortized as a component of income tax expense in the accompanying consolidated statement of operations and comprehensive loss. With the adoption of ASU 2016-16 on January 1, 2018, the deferred charge was eliminated with a $7.8 million cumulative effect adjustment to opening retained earnings and it will no longer be amortized as a component of income tax expense.

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

The Company's deferred tax assets are primarily the result of net operating losses and basis differences on mortgage securities and goodwill.  The Company has recorded a full valuation allowance against its deferred tax assets at December 31, 2018 as it is more likely than not that the deferred tax assets will not be realized. The valuation allowance is based on the management's assessment that it is more likely than not that certain deferred tax assets, primarily net operating loss carryforwards, may not be realized in the foreseeable future due to objective negative evidence that the Company may not generate sufficient taxable income to realize the deferred tax assets.

Deferred tax assets are comprised of the following temporary differences between the financial statement carrying value and the tax basis of assets:

	For the year ended December 31,
	2018	2017
Deferred tax assets:
Federal and state net operating losses	$164,435	$181,681
Mortgage securities	51,356	54,657
Depreciation and amortization	31,501	—
Capital loss carryover	168	163
Compensation and other accruals	4,571	5,452
Repurchase reserve	2,350	1,861
Total gross deferred tax assets	254,381	243,814
Deferred tax liabilities:
Fair value adjustments on long-term debt	(4,620)	(8,940)
Mortgage servicing rights	(18,443)	(46,104)
Depreciation and amortization	—	(874)
Total gross deferred tax liabilities	(23,063)	(55,918)
Valuation allowance	(231,318)	(183,581)
Total net deferred tax assets	$—	$4,315

The following is a reconciliation of income taxes to the expected statutory federal corporate income tax rates for the years ended December 31, 2018 and 2017:

	For the year ended December 31,
	2018	2017
Expected income tax expense	$(29,485)	$(3,984)
State tax expense, net of federal benefit	301	32
State rate change	35	12
Change in valuation allowance	33,718	(66,355)
Federal rate change	—	89,518
Deferred charge	—	858
Other	435	57
Total income tax expense	$5,004	$20,138

As of December 31, 2018, the Company had estimated federal net operating loss (NOL) carryforwards of approximately $564.6 million. Federal net operating loss carryforwards begin to expire in 2027.  As of December 31, 2018, the Company had estimated California NOL carryforwards of approximately $386.0 million, which begin to expire in 2028.  The Company may not be able to realize the maximum benefit due to the nature and tax entities that holds the NOL. On July 19, 2016, the Company’s stockholders approved an amendment to the NOL rights plan, which is designed to mitigate the risk of losing net operating loss carry‑forwards and certain other tax attributes from being limited in reducing future income taxes. For a description of the NOL rights plan, see Note 19.—Tax Benefits Preservation Rights Plan.

The Company files numerous tax returns in various jurisdictions. While the Company is subject to examination by various taxing authorities, the Company believes there are no unresolved issues or claims likely to be material to its financial position. The Company classifies interest and penalties on taxes as provision for income taxes. As of December 31, 2018 and 2017, the Company has no material uncertain tax positions.  With the enactment of the Tax Act in the fourth quarter of 2017, federal AMT was eliminated and $474 thousand in federal AMT credits were reclassed to receivables as of December 31, 2017.  The Company has state AMT credits in the amount of $421 thousand as of December 31, 2018.

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

The following table presents selected balance sheet data by reporting segment as of the dates indicated:

Balance Sheet Items as of	Mortgage	Real Estate	Long-term	Corporate
December 31, 2018:	Lending	Services	Portfolio	and other	Consolidated
Cash and cash equivalents	$21,679	$124	$—	$1,397	$23,200
Restricted cash	6,989	—	—	—	6,989
Mortgage loans held-for-sale	353,601	—	—	—	353,601
Finance receivables	—	—	—	—	—
Mortgage servicing rights	64,728	—	—	—	64,728
Trust assets	—	—	3,165,590	—	3,165,590
Other assets (1)	28,737	2	79	5,017	33,835
Total assets	475,734	126	3,165,669	6,414	3,647,943
Total liabilities	304,013	1,103	3,193,395	39,257	3,537,768

Balance Sheet Items as of	Mortgage	Real Estate	Long-term	Corporate
December 31, 2017:	Lending	Services	Portfolio	and other	Consolidated
Cash and cash equivalents	$31,784	$235	$—	$1,204	$33,223
Restricted cash	5,876	—	—	—	5,876
Mortgage loans held-for-sale	568,781	—	—	—	568,781
Finance receivables	41,777	—	—	—	41,777
Mortgage servicing rights	154,405	—	—	—	154,405
Trust assets	—	—	3,670,550	—	3,670,550
Goodwill	104,587	—	—	—	104,587
Other assets (1)	85,773	16	7,827	8,885	102,501
Total assets	992,983	251	3,678,377	10,089	4,681,700
Total liabilities	678,392	47	3,698,639	39,475	4,416,553

(1)	All segment asset balances exclude intercompany balances.

The following table presents selected statement of operations information by reporting segment for the years ended December 31, 2018 and 2017:

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
Year Ended December 31, 2018:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$66,750	$—	$—	$—	$66,750
Real estate services fees, net	—	4,327	—	—	4,327
Servicing fees, net	37,257	—	—	—	37,257
Loss on mortgage servicing rights, net	(3,625)	—	—	—	(3,625)
Other revenue	—	—	291	—	291
Intangible asset impairment	(18,347)	—	—	—	(18,347)
Goodwill impairment	(104,587)	—	—	—	(104,587)
Other operating expense	(101,672)	(2,088)	(1,438)	(21,220)	(126,418)
Other income (expense)	1,100	—	4,633	(1,787)	3,946
Net (loss) earnings before income tax expense	$(123,124)	$2,239	$3,486	$(23,007)	(140,406)
Income tax expense					5,004
Net loss					$(145,410)

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
Year Ended December 31, 2017:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$136,147	$—	$—	$—	$136,147
Real estate services fees, net	—	5,856	—	—	5,856
Servicing fees, net	31,902	—	—	—	31,902
Loss on mortgage servicing rights, net	(35,880)	—	—	—	(35,880)
Other revenue	22	—	273	385	680
Accretion of contingent consideration	(2,058)	—	—	—	(2,058)
Change in fair value of contingent consideration	13,326	—	—	—	13,326
Loss on extinguishment of debt	—	—	(1,265)	—	(1,265)
Other operating expense	(143,002)	(3,610)	(339)	(20,747)	(167,698)
Other income (expense)	2,931	—	6,903	(2,227)	7,607
Net earnings (loss) before income tax expense	$3,388	$2,246	$5,572	$(22,589)	$(11,383)
Income tax expense					20,138
Net loss					$(31,521)

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

The legal matters summarized below are ongoing and may have an effect on the Company’s business and future financial condition and results of operations:

In 2001, Baker, et al. v. Century Financial Group, et al., was filed in the Circuit Court of Clay County, Missouri, as a putative class action against the Company, Century Financial, and others claiming violations of Missouri's Second Mortgage Loan Act. Plaintiffs seek on behalf of themselves and the members of the putative class, among other things, disgorgement or restitution of all allegedly improperly-collected charges, the right to rescind all affected loan transactions, the right to offset any finance charges, closing costs, points or other loan fees paid against the principal amounts due on the loans if rescinded, actual and punitive damages, and attorneys' fees. The matter is currently proceeding through discovery.

On December 7, 2011, a purported class action was filed in the Circuit Court of Baltimore City entitled Timm, v. Impac Mortgage Holdings, Inc, et al. alleging on behalf of holders of the Company’s 9.375% Series B Cumulative Redeemable Preferred Stock (Preferred B) and 9.125% Series C Cumulative Redeemable Preferred Stock (Preferred C) who did not tender their stock in connection with the Company’s 2009 completion of its Offer to Purchase and Consent Solicitation that the Company failed to achieve the required consent of the Preferred B and C holders, the consents to amend the Preferred stock were not effective because they were given on unissued stock (after redemption), the Company tied the tender offer with a consent requirement that constituted an improper “vote buying” scheme, and that the tender offer was a breach of a fiduciary duty. The action seeks the payment of two quarterly dividends for the Preferred B and C holders, the unwinding of the consents and reinstatement of the cumulative dividend on the Preferred B and C stock, and the election of two directors by the Preferred B and C holders. The action also seeks punitive damages and legal expenses. On July 16, 2018, the Court entered a Judgement Order whereby it (1) declared and entered judgment in favor of all defendants on all claims related to the Preferred C holders and all claims against all individual defendants thereby affirming the validity of the 2009 amendments to the Series B Articles Supplementary; (2) declared its interpretation of the voting provision language in the Preferred B Articles Supplementary to mean that consent of two-thirds of the Preferred B stockholders was required to approve the 2009 amendments to the Preferred B Articles Supplementary, which consent was not obtained, thus rendering the amendments invalid and leaving the 2004 Preferred B Articles Supplementary in effect; (3) ordered the Company to hold a special election within sixty days for the Preferred B stockholders to elect two directors to the Board of Directors pursuant to the 2004 Preferred B Articles Supplementary (which Directors will remain on the Company’s Board of Directors until such time as all accumulated dividends on the Preferred B have been paid or set aside for payment); and, (4) declared that the Company is required to pay three quarters of dividends on the Preferred B stock under the 2004 Articles Supplementary (approximately, $1.2 million, but did not order the Company to make any payment at this time). The Court declined to certify any class pending the outcome of appeals and certified its Judgment Order for immediate appeal.  On August 6, 2018, the Company filed its notice of appeal and on September 7, 2018, the court granted the Company’s motion to stay the election of two directors pending conclusion of any appeals.

On April 30, 2012, a purported class action was filed entitled Marentes v. Impac Mortgage Holdings, Inc., alleging that certain loan modification activities of the Company constitute an unfair business practice, false advertising and marketing, and that the fees charged are improper. The complaint seeks unspecified damages, restitution, injunctive relief, attorney’s fees and prejudgment interest. On August 22, 2012, the plaintiff filed an amended complaint adding Impac Funding Corporation as a defendant and on October 2, 2012, the plaintiff dismissed Impac Mortgage Holdings, Inc., without prejudice. On January 11, 2019, the trial court determined that the plaintiffs were unable to prove their case and ordered that judgment be entered in favor of the defendant.

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

On September 18, 2018, a purported class action was filed in the Superior Court of California, Orange County, entitled McNair v. Impac Mortgage Corp. dba CashCall Mortgage.   The plaintiff contends the defendant did not pay the plaintiff and purported class members overtime compensation, provide required meal and rest breaks, or provide accurate wage statements.   The action seeks damages, restitution, penalties, interest, attorney’s fees, and all other appropriate injunctive, declaratory, and equitable relief.

On November 2, 2018, a purported class action was filed in the Superior Court of California, Orange County, entitled Riggin v. Impac Mortgage Corp. dba CashCall Mortgage.   The plaintiff contends the defendant did not pay the plaintiff and purported class members overtime compensation, provide required meal and rest breaks, or provide accurate wage statements.   The action seeks damages, restitution, penalties, interest, attorney’s fees, and all other appropriate injunctive, declaratory, and equitable relief.  The Company has filed a motion to compel individual arbitration of the claims.

On December 27, 2018, a purported class action was filed in the Superior Court of California, Orange County, entitled Batres v. Impac Mortgage Corp. dba CashCall Mortgage.   The plaintiff contends the defendant did not pay the plaintiff and purported class members overtime compensation, provide required meal and rest breaks, or provide accurate wage statements.   The action seeks damages, restitution, penalties, interest, attorney’s fees, and all other appropriate injunctive, declaratory, and equitable relief.

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

Lease Commitments

The Company leases office space and certain office equipment under long‑term leases expiring at various dates through 2024. Future minimum commitments under non‑cancelable leases are as follows:

	Operating	Capital
	Leases	Leases	Total
Year 2019	$4,420	$82	$4,502
Year 2020	4,549	—	4,549
Year 2021	4,596	—	4,596
Year 2022	4,730	—	4,730
Year 2023	4,875	—	4,875
Year 2024 and thereafter	3,431	—	3,431
Sublet income	(61)	—	(61)
Total lease commitments	$26,540	$82	$26,622

Total rental expense for the years ended December 31, 2018 and 2017 was $6.0 million and $5.4 million, respectively.

Interest expense on the capital leases was $9 thousand and $22 thousand for the years ended December 31, 2018 and 2017, respectively.

The Company will adopt ASU 2016-02 on January 1, 2019 and apply the package of practical expedients included therein, as well as utilize the transition method included in ASU 2018-11. By applying ASU 2016-02 at the adoption date, as opposed to at the beginning of the earliest period presented, the presentation of financial information for periods prior to January 1, 2019 will remain unchanged and in accordance with Leases (Topic 840).  On January 1, 2019, the Company expects to recognize right of use assets of between $19.0 million and $21.0 million (net of the reversal of the current deferred rent liability) and lease liabilities of between $22.0 million and $24.0 million in the consolidated balance sheet.

Repurchase Reserve

The provision for repurchases represents an estimate of losses to be incurred on the repurchase of loans or indemnification of purchaser's losses related to loan sales. Certain sale contracts and U.S. government‑sponsored enterprise (GSE) standards require the Company to repurchase a loan or indemnify the purchaser or insurer for losses if a borrower fails to make initial loan payments or if the accompanying mortgage loan fails to meet certain customary representations and warranties.

In the event of a breach of the representations and warranties, the Company may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. In addition, an investor may request that the Company refund a portion of the premium paid on the sale of mortgage loans if a loan is prepaid within a certain amount of time from the date of sale. The Company records a reserve for estimated losses associated with loan repurchases, purchaser indemnification and premium refunds. The provision for repurchase losses is charged against gain on sale of loans, net in the consolidated statements of operations and comprehensive loss. A release of repurchase reserves is recorded when the Company's assessment reveals that previously recorded reserves are no longer needed.

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

The Company regularly evaluates the adequacy of repurchase reserves based on trends in repurchase and indemnification requests, actual loss experience, settlement negotiation, estimated future loss exposure and other relevant factors including economic conditions. During the years ended 2018 and 2017, the Company sold $4.1 billion and $6.9 billion, respectively, of loans subject to representations and warranties. The Company believes its reserve balances as of December 31, 2018 are sufficient to cover future loss exposure associated with repurchase contingencies.

The following table summarizes the repurchase reserve activity (included in other liabilities in the accompanying consolidated balance sheets) related to previously sold loans for the years ended December 31, 2018 and 2017 is as follows:

	December 31,	December 31,
	2018	2017
Beginning balance	$6,020	$5,408
Provision for repurchases	5,074	1,557
Settlements	(3,437)	(945)
Total repurchase reserve	$7,657	$6,020

Concentration of Risk

The aggregate unpaid principal balance of loans in the Company’s long‑term mortgage portfolio secured by properties in California and Florida was $1.8 billion and $386.9 million, or 51% and 11%, respectively, at December 31, 2018.

The Company does not have a significant concentration of risk to any individual client except for the U.S. government and its agencies relating to its concentration of loan sales. The Company also has geographic concentration risk because 62% of the Company’s mortgage loan originations were from California.

Note 17.—Share Based Payments and Employee Benefit Plans

The Company maintains a stock‑based incentive compensation plan, the terms of which are governed by the 2010 Omnibus Incentive Plan (the 2010 Incentive Plan). The 2010 Incentive Plan provides for the grant of stock appreciation rights, restricted stock units, performance shares and other stock and cash‑based incentive awards. Employees, directors, consultants or other persons providing services to the Company or its affiliates are eligible to receive awards pursuant to the 2010 Incentive Plan. In connection with the adoption of the 2010 Incentive Plan, the Company’s 2001 Stock Plan, which was scheduled to expire in March 2011, was frozen. Further, all outstanding awards under the 2001 Stock Plan, as well as the Company’s previous 1995 Stock Option, Deferred Stock and Restricted Stock Plan (together with the 2001 Stock Plan, the “Prior Plans”), were assumed by the 2010 Incentive Plan. During the third quarter of 2018, the shareholders voted on and approved the amendment to the 2010 Omnibus Incentive Plan to increase the shares subject to the plan by 300,000 shares. As of December 31, 2018, the aggregate number of shares reserved under the 2010 Incentive Plan is 2,706,321 shares (including all outstanding awards assumed from Prior Plans), and there were 1,027,443 shares available for grant as stock options, restricted stock and deferred stock awards. The Company issues new shares of common stock to satisfy stock option exercises. There were 90,000 options granted for the year ended December 31, 2018.

The fair value of options granted, which is amortized to expense over the option vesting period, is estimated on the date of grant with the following weighted average assumptions:

	For the year ended December 31,
	2018	2017
Risk-free interest rate	2.69 - 2.76%	1.77 - 2.29%
Expected lives (in years)	5.21 - 5.50	5.54 - 5.63
Expected volatility	45.65 - 46.34%	43.59 - 45.34%
Expected dividend yield	0.00%	0.00%
Fair value per share	$4.04 - 4.35	$4.34 - 5.98

The following table summarizes activity, pricing and other information for the Company’s stock options for the years presented below:

	For the year ended December 31,
	2018		2017
		Weighted-		Weighted-
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Options outstanding at the beginning of the year	1,582,754	$13.61	1,391,327	$13.37
Options granted	90,000	9.52	388,450	13.43
Options exercised	(104,410)	4.39	(94,051)	6.30
Options forfeited/cancelled	(566,875)	15.46	(102,972)	16.26
Options outstanding at the end of the year	1,001,469	13.16	1,582,754	13.61
Options exercisable at the end of the year	765,302	$13.41	921,387	$12.15

The aggregate intrinsic value in the following table represents the total pre‑tax intrinsic value, based on the Company’s closing stock price of $3.78 and $10.16 per common share as of December 31, 2018 and 2017, respectively. Aggregate intrinsic value represents the amount of proceeds the option holders would have received had all option holders exercised their options and sold the stock as of that date.

	As of December 31,
	2018		2017
	Weighted-		Weighted-
	Average	Aggregate	Average	Aggregate
	Remaining	Intrinsic	Remaining	Intrinsic
	Life	Value	Life	Value
	(Years)	(in thousands)	(Years)	(in thousands)
Options outstanding at end of year	5.07	$102	6.83	$1,810
Options exercisable at end of year	3.91	$102	5.29	$1,803

As of December 31, 2018, there was approximately $943 thousand of total unrecognized compensation cost related to stock option compensation arrangements granted under the plan, net of estimated forfeitures. That cost is expected to be recognized over the remaining weighted average period of 1.7 years.

For the years ended December 31, 2018 and 2017, the aggregate grant‑date fair value of stock options granted was approximately $436 thousand and $2.3 million, respectively.

For the years ended December 31, 2018 and 2017, total stock‑based compensation expense was $947 thousand and $2.5 million, respectively.

Additional information regarding stock options outstanding as of December 31, 2018 is as follows:

	Stock Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Exercise		Remaining	Average		Average
Price	Number	Contractual	Exercise	Number	Exercise
Range	Outstanding	Life in Years	Price	Exercisable	Price
$0 - 2.80	84,934	0.56	$2.57	84,934	$2.57
2.81 - 5.39	84,082	4.21	5.39	84,082	5.39
5.40 - 10.65	221,333	6.78	10.00	111,333	10.39
10.66 - 13.72	148,151	8.38	13.72	59,395	13.72
13.73 - 16.43	105,249	1.44	13.81	105,249	13.81
16.44 - 17.40	167,586	5.56	17.40	130,175	17.40
17.41 - 21.50	190,134	4.47	20.50	190,134	20.50
$2.80 - 21.50	1,001,469	5.07	$13.16	765,302	$13.41

In addition to the options granted, the Company has granted deferred stock units (DSU’s), which vest between one and three year periods. The fair value of each DSU was measured on the date of grant using the grant date price of the Company’s stock. In 2018, no deferred stock units were granted. For the year ended December 31, 2017, the aggregate grant‑date fair value of DSU’s granted was approximately $206 thousand.

The following table summarizes activity, pricing and other information for the Company’s DSU’s for the years presented below:

	For the year ended December 31,
	2018		2017
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
DSU's outstanding at the beginning of the year	100,750	$10.41	85,750	$9.83
DSU’s granted	—	—	15,000	13.72
DSU’s issued	(62,917)	9.63	—	—
DSU’s forfeited/cancelled	(13,333)	14.64	—	—
DSU’s outstanding at the end of the year	24,500	$10.11	100,750	$10.41

As of December 31, 2018, there was approximately $38 thousand of total unrecognized compensation cost related to the DSU compensation arrangements granted under the plan. This cost is expected to be recognized over a weighted average period of 1.7 years.

401(k) Plan

After meeting certain employment requirements, employees can participate in the Company’s 401(k) plan. Under the 401(k) plan, employees may contribute up to 25% of their salaries, pursuant to certain restrictions. The Company matches 50% of the first 4% of employee contributions. Additional contributions may be made at the discretion of the board of directors. During the year ended December 31, 2018 and 2017, the Company recorded compensation expense of approximately $459 thousand and $1.1 million for basic matching contributions, respectively. There were no discretionary matching contributions recorded during the years ended December 31, 2018 or 2017.

Note 18.—Related Party Transactions

In May 2015, the Company issued the 2015 Convertible Notes to purchasers, some of which are related parties.  See Note 8.—Debt—Convertible Notes.

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

Note 20.—Subsequent Events

In February 2019, the Company granted approximately 562,500 stock options, 75,000 shares of restricted stock units and 30,000 shares of deferred stock units.

Subsequent events have been evaluated through the date of this filing.