Form 10-Q
period 2019-03-31
IMPAC MORTGAGE HOLDINGS INC
filed 2019-05-10
CIK 1000298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

(949) 475-3600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	IMH	NYSE American
Preferred Stock Purchase Rights	IMH	NYSE American

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

There were 21,181,357 shares of common stock outstanding as of May 7, 2019.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2019	2018
ASSETS	(Unaudited)
Cash and cash equivalents	$22,995	$23,200
Restricted cash	6,865	6,989
Mortgage loans held-for-sale	460,773	353,601
Mortgage servicing rights	59,823	64,728
Securitized mortgage trust assets	3,067,911	3,165,590
Other assets	55,364	33,835
Total assets	$3,673,731	$3,647,943
LIABILITIES
Warehouse borrowings	$404,763	$284,137
Convertible notes, net	24,987	24,985
Long-term debt	44,561	44,856
Securitized mortgage trust liabilities	3,051,736	3,148,215
Other liabilities	49,734	35,575
Total liabilities	3,575,781	3,537,768

Commitments and contingencies (See Note 11)

STOCKHOLDERS’ EQUITY
Series A-1 junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none issued or outstanding	—	—
Series B 9.375% redeemable preferred stock, $0.01 par value; liquidation value $31,460; 2,000,000 shares authorized, 665,592 noncumulative shares issued and outstanding as of March 31, 2019 and December 31, 2018 (See Note 12)	7	7
Series C 9.125% redeemable preferred stock, $0.01 par value; liquidation value $35,127; 5,500,000 shares authorized; 1,405,086 noncumulative shares issued and outstanding as of March 31, 2019 and December 31, 2018 (See Note 12)	14	14
Common stock, $0.01 par value; 200,000,000 shares authorized; 21,181,357 and 21,117,006 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	212	211
Additional paid-in capital	1,235,377	1,235,108
Accumulated other comprehensive earnings, net of tax of $11.0 million	23,994	23,877
Net accumulated deficit:
Cumulative dividends declared	(822,520)	(822,520)
Retained deficit	(339,134)	(326,522)
Net accumulated deficit	(1,161,654)	(1,149,042)
Total stockholders’ equity	97,950	110,175
Total liabilities and stockholders’ equity	$3,673,731	$3,647,943

See accompanying notes to unaudited consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) EARNINGS

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018
Revenues:
Gain on sale of loans, net	$12,214	$21,482
Servicing fees, net	2,969	9,463
(Loss) gain on mortgage servicing rights, net	(5,623)	7,705
Real estate services fees, net	806	1,385
Other	—	90
Total revenues	10,366	40,125
Expenses:
Personnel expense	14,121	17,742
Business promotion	2,923	9,731
General, administrative and other	5,226	8,275
Total expenses	22,270	35,748
Operating (loss) income	(11,904)	4,377

Other (expense) income:
Interest income	45,254	50,150
Interest expense	(43,458)	(49,130)
Change in fair value of long-term debt	265	1,224
Change in fair value of net trust assets, including trust REO gains	(2,683)	(2,138)
Total other (expense) income, net	(622)	106
(Loss) earnings before income taxes	(12,526)	4,483
Income tax expense	86	610
Net (loss) earnings	$(12,612)	$3,873

Other comprehensive (loss) earnings:
Change in fair value of mortgage-backed securities	21	—
Change in fair value of instrument specific credit risk of long-term debt	$96	$(1,440)
Total comprehensive (loss) earnings	$(12,495)	$2,433

Net (loss) earnings per common share:
Basic	$(0.60)	$0.18
Diluted	(0.60)	0.18

See accompanying notes to unaudited consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

	Preferred		Common		Additional	Cumulative		Accumulated Other	Total
	Shares	Preferred	Shares	Common	Paid-In	Dividends	Retained	Comprehensive	Stockholders’
	Outstanding	Stock	Outstanding	Stock	Capital	Declared	Deficit	Earnings (Loss)	Equity
Balance, December 31, 2018	2,070,678	$21	21,117,006	$211	$1,235,108	$(822,520)	$(326,522)	$23,877	$110,175

Proceeds and tax benefit from exercise of stock options	—	—	64,351	1	162	—	—	—	163
Stock based compensation	—	—	—	—	107	—	—	—	107
Other comprehensive earnings	—	—	—	—	—	—	—	117	117
Net loss	—	—	—	—	—	—	(12,612)	—	(12,612)
Balance, March 31, 2019	2,070,678	$21	21,181,357	$212	$1,235,377	$(822,520)	$(339,134)	$23,994	$97,950

	Preferred		Common		Additional	Cumulative		Accumulated Other	Total
	Shares	Preferred	Shares	Common	Paid-In	Dividends	Retained	Comprehensive	Stockholders’
	Outstanding	Stock	Outstanding	Stock	Capital	Declared	Deficit	Earnings (Loss)	Equity
Balance, December 31, 2017	2,070,678	$21	20,949,679	$209	$1,233,704	$(822,520)	$(146,267)	$—	$265,147

Reclassification related to adoption of ASU 2016-01	—	—	—	—	—	—	(27,018)	27,018	—
Adjustment related to adoption of ASU 2016-16	—	—	—	—	—	—	(7,827)	—	(7,827)
Proceeds and tax benefit from exercise of stock options	—	—	3,000	1	15	—	—	—	16
Stock based compensation	—	—	—	—	430	—	—	—	430
Other comprehensive loss	—	—	—	—	—	—	—	(1,440)	(1,440)
Net earnings	—	—	—	—	—	—	3,873	—	3,873
Balance, March 31, 2018	2,070,678	$21	20,952,679	$210	$1,234,149	$(822,520)	$(177,239)	$25,578	$260,199

See accompanying notes to unaudited consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings	$(12,612)	$3,873
Gain on sale of mortgage servicing rights	(865)	2
Change in fair value of mortgage servicing rights	6,488	(9,180)
Gain on sale of mortgage loans	(10,984)	(28,851)
Change in fair value of mortgage loans held-for-sale	(3,469)	4,891
Change in fair value of derivatives lending, net	609	1,815
Provision for repurchases	1,630	378
Origination of mortgage loans held-for-sale	(581,509)	(1,320,128)
Sale and principal reduction on mortgage loans held-for-sale	487,207	1,246,881
Gains from trust REO	(3,473)	(2,193)
Change in fair value of net trust assets, excluding trust REO	6,156	4,331
Change in fair value of long-term debt	(265)	(1,224)
Accretion of interest income and expense	7,412	14,531
Amortization of intangible and other assets	143	1,193
Amortization of debt issuance costs and discount on note payable	8	21
Stock-based compensation	107	430
Net change in other assets	3,241	(3,835)
Net change in other liabilities	(7,553)	(949)
Net cash used in operating activities	(107,729)	(88,014)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in securitized mortgage collateral	123,865	116,205
Finance receivable advances to customers	—	(165,668)
Repayments of finance receivables	—	180,456
Purchase of premises and equipment	(134)	(109)
Purchase of mortgage-backed securities	(5,347)	—
Proceeds from the sale of REO	5,587	5,418
Net cash provided by investing activities	123,971	136,302

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of MSR financing	—	(25,133)
Borrowings under MSR financing	—	35,000
Repayment of warehouse borrowings	(405,840)	(1,204,301)
Borrowings under warehouse agreements	526,466	1,279,280
Payment of acquisition related contingent consideration	—	(554)
Repayment of securitized mortgage borrowings	(137,272)	(136,444)
Principal payments on capital lease	(49)	(59)
Tax payments on stock based compensation awards	(39)	(3)
Proceeds from exercise of stock options	163	16
Net cash used in financing activities	(16,571)	(52,198)
Net change in cash, cash equivalents and restricted cash	(329)	(3,910)
Cash, cash equivalents and restricted cash at beginning of period	30,189	39,099
Cash, cash equivalents and restricted cash at end of period	$29,860	$35,189

NON-CASH TRANSACTIONS:
Transfer of securitized mortgage collateral to real estate owned	$5,825	$4,835
Mortgage servicing rights retained from loan sales and issuance of mortgage backed securities	1,583	10,482
Initial recognition of operating lease right of use assets (net of $3.8 million of deferred rent)	19,694	—
Initial recognition of operating lease liabilities	23,447	—

See accompanying notes to unaudited consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data or as otherwise indicated)

Note 1.—Summary of Business and Financial Statement Presentation

Business Summary

Impac Mortgage Holdings, Inc. (the Company or IMH) is a Maryland corporation with the following direct and indirect wholly-owned subsidiaries: Integrated Real Estate Service Corporation (IRES), Impac Mortgage Corp. (IMC), IMH Assets Corp. (IMH Assets) and Impac Funding Corporation (IFC).

The Company’s operations include the mortgage lending operations and real estate services conducted by IRES and IMC and the long-term mortgage portfolio (residual interests in securitizations reflected as net trust assets and liabilities in the consolidated balance sheets) conducted by IMH.  IMC’s mortgage lending operations include the activities of its division, CashCall Mortgage (CCM).

Financial Statement Presentation

The accompanying unaudited consolidated financial statements of IMH and its subsidiaries (as defined above) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the three months ended  March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. These interim period condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the United States Securities and Exchange Commission (SEC).

All significant intercompany balances and transactions have been eliminated in consolidation. In addition, certain amounts in the prior periods’ consolidated financial statements have been reclassified to conform to the current period presentation.

Management has made a number of material estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these consolidated financial statements in conformity with GAAP.  Additionally, other items affected by such estimates and assumptions include the valuation of trust assets and trust liabilities, contingencies, the estimated obligation of repurchase liabilities related to sold loans, the valuation of long-term debt, mortgage-backed securities, mortgage servicing rights, mortgage loans held-for-sale and derivative instruments, including interest rate lock commitments (IRLC). Actual results could differ from those estimates and assumptions.

Accounting Pronouncements Adopted in 2019

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, “Leases (Topic 842)”, and subsequent amendments to the initial guidance: Accounting Standards Update (ASU) 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively, Topic 842). Topic 842 requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets.   The Company adopted ASU 2016-02 on January 1, 2019 and applied the practical expedients included therein, as well as utilized the transition method included in ASU 2018-11. By applying ASU 2016-02 at the adoption date, as opposed to at the beginning of the earliest period presented, the presentation of financial information for periods prior to January 1, 2019 will remain unchanged in accordance with Leases (Topic 840).  On January 1, 2019, the Company recognized right of use (ROU) assets of $19.7 million (net of the reversal of $3.8 million deferred rent liability) and lease liabilities of $23.4 million in the consolidated balance sheet.  There was no impact to retained earnings upon adoption of Topic 842.  For additional information related to the impact of the new guidance, see Note 4.—Leases.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.”  This ASU improves certain aspects of the hedge accounting model including making more risk management strategies eligible for hedge accounting and simplifying the assessment of hedge effectiveness. ASU 2017-12 is effective for all annual periods beginning after December 15, 2018 and interim periods within those fiscal years.  Early adoption is permitted and requires a prospective adoption with a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption for existing hedging relationships. The Company adopted this guidance on January 1, 2019, and the adoption of this ASU had no impact on the Company’s consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This ASU allows a reclassification from accumulated other comprehensive earnings (AOCE) to retained earnings for the stranded tax effects caused by the revaluation of deferred taxes resulting from the newly enacted corporate tax rate in the Tax Cuts and Jobs Act (the Tax Act) which was signed into law in the fourth quarter of 2017. The ASU is effective in years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted this guidance on January 1, 2019, and the adoption of this ASU had no impact on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, “Compensation- Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”, which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees.  This ASU specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. ASU 2018-07 is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption permitted.  The Company adopted this guidance on January 1, 2019, and the adoption of this ASU had no impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Effective

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326).” This update requires companies to measure all expected credit losses for financial assets not recorded at fair value at the reporting date and includes in its scope: loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures and other financial assets that have contractual rights to receive cash flows. The standard also amends the accounting for credit losses on available-for-sale debt securities, purchased financial assets with credit deterioration and trade and other receivables. In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments, Credit Losses”, which made technical corrections and improvements to the previous ASU issued. The standards will take effect for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company does not expect the adoption of these ASUs to have a material impact on its consolidated financial statements.

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

Note 2.—Mortgage Loans Held-for-Sale

A summary of the unpaid principal balance (UPB) of mortgage loans held-for-sale by type is presented below:

	March 31,	December 31,
	2019	2018
Government (1)	$24,182	$39,522
Conventional (2)	86,953	53,148
Non-qualified mortgages (NonQM).	341,729	256,491
Fair value adjustment (3)	7,909	4,440
Total mortgage loans held-for-sale	$460,773	$353,601

(1)	Includes all government-insured loans including Federal Housing Administration (FHA), Veterans Affairs (VA) and United States Department of Agriculture (USDA).
(2)	Includes loans eligible for sale to Federal National Mortgage Association (Fannie Mae or FNMA) and Federal Home Loan Mortgage Corporation (Freddie Mac or FHLMC).
(3)	Changes in fair value are included in gain on sale of loans, net in the accompanying consolidated statements of operations and comprehensive (loss) earnings.

Gain on mortgage loans held-for-sale (LHFS), included in gain on sale of loans, net in the consolidated statements of operations and comprehensive (loss) earnings, is comprised of the following for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended
	March 31,
	2019	2018
Gain on sale of mortgage loans	$13,608	$29,338
Premium from servicing retained loan sales	1,583	10,482
Unrealized losses from derivative financial instruments	(609)	(2,100)
Realized (losses) gains from derivative financial instruments	(1,054)	12,045
Mark to market gain (loss) on LHFS	3,469	(4,891)
Direct origination expenses, net	(3,153)	(23,014)
Provision for repurchases	(1,630)	(378)
Total gain on sale of loans, net	$12,214	$21,482

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

The following table summarizes the activity of MSRs for the three months ended March 31, 2019 and year ended December 31, 2018:

	March 31,	December 31,
	2019	2018
Balance at beginning of period	$64,728	$154,405
Additions from servicing retained loan sales	1,583	24,879
Reductions from bulk sales	—	(118,313)
Changes in fair value (1)	(6,488)	3,757
Fair value of MSRs at end of period	$59,823	$64,728

(1)	Changes in fair value are included within (loss) gain on mortgage servicing rights, net in the accompanying consolidated statements of operations and comprehensive (loss) earnings.

At March 31, 2019 and December 31, 2018, the outstanding principal balance of the mortgage servicing portfolio was comprised of the following:

	March 31,	December 31,
	2019	2018
Government insured	$93,873	$51,157
Conventional	6,139,530	6,165,129
NonQM	1,838	1,848
Total loans serviced (1)	$6,235,241	$6,218,134

(1)	No collateral was pledged as part of the MSR Financing at March 31, 2019 or December 31, 2018.

The table below illustrates hypothetical changes in fair values of MSRs caused by assumed immediate changes to key assumptions that are used to determine fair value. See Note 7.—Fair Value of Financial Instruments for a description of the key assumptions used to determine the fair value of MSRs.

	March 31,	December 31,
Mortgage Servicing Rights Sensitivity Analysis	2019	2018
Fair value of MSRs	$59,823	$64,728
Prepayment Speed:
Decrease in fair value from 10% adverse change	(1,925)	(1,419)
Decrease in fair value from 20% adverse change	(3,865)	(2,918)
Decrease in fair value from 30% adverse change	(5,805)	(4,475)
Discount Rate:
Decrease in fair value from 10% adverse change	(2,082)	(2,345)
Decrease in fair value from 20% adverse change	(4,027)	(4,532)
Decrease in fair value from 30% adverse change	(5,849)	(6,575)

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

(Loss) gain on mortgage servicing rights, net is comprised of the following for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended
	March 31,
	2019	2018
Change in fair value of mortgage servicing rights	$(6,488)	$9,180
Gain (loss) on sale of mortgage servicing rights	865	(2)
Realized and unrealized losses from hedging instruments	—	(1,473)
(Loss) gain on mortgage servicing rights, net	$(5,623)	$7,705

Servicing fees, net is comprised of the following for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended
	March 31,
	2019	2018
Contractual servicing fees	$4,189	$11,538
Late and ancillary fees	55	151
Subservicing and other costs	(1,275)	(2,226)
Servicing fees, net	$2,969	$9,463

Note 4.—Leases

On January 1, 2019, the Company adopted Topic 842 using the modified retrospective transition approach and elected the practical expedients transition option to recognize the adjustment in the period of adoption rather than in the earliest period presented. On January 1, 2019, the Company recognized right of use (ROU) assets of $19.7 million (net of the reversal of $3.8 million deferred rent liability) and lease liabilities of $23.4 million and are included in other assets and liabilities, respectively, in the accompanying consolidated balance sheets.

The Company has three operating leases for office space and certain office equipment under long‑term leases expiring at various dates through 2024.  The Company determines if a contract is a lease at the inception of the arrangement and reviews all options to extend,  terminate, or purchase its right of use assets at the inception of the lease and accounts for these options when they are reasonably certain of being exercised.  Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. When the Company cannot readily determine the rate implicit in the lease,  the Company determines its incremental borrowing rate by using the rate of interest that it would have to pay to borrow on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. As a practical expedient permitted under Topic 842, the Company has elected to account for the lease and non-lease components as a single lease component for all leases of which it is the lessee.  Leases with an initial term of 12 months or less are not recorded in the consolidated balance sheets and lease expense for these leases is recognized on a straight-line basis over the lease term.  For operating leases existing prior to January 1, 2019, the rate used for the remaining lease term was determined as of the date of adoption. The Company had financing leases for office equipment which were not material at March 31, 2019 and are included in other assets and liabilities in the accompanying consolidated balance sheets.

During the three months ended March 31, 2019, cash paid for operating leases was $1.1 million while total operating lease expense for the three months ended March 31, 2019 was $986 thousand, which includes short-term leases and sublease income, both of which are immaterial.

The following table presents the operating lease balances within the consolidated balance sheets, weighted average remaining lease term, and weighted average discount rates related to the Company's operating leases as of March 31, 2019:

		March 31,
Lease Assets and Liabilities	Classification	2019
Assets
Operating lease ROU assets	Other assets	$ 18,861

Liabilities
Operating lease liabilities	Other liabilities	$ 22,537

Weighted average remaining lease term		5.48 years
Weighted average discount rate		4.8%

The following table presents the maturity of the Company’s operating lease liabilities as of March 31, 2019:

Remainder of 2019	$3,314
Year 2020	4,541
Year 2021	4,593
Year 2022	4,721
Year 2023	4,867
Year 2024	3,729
Total lease commitments	25,765
Less: imputed interest	(3,228)
Total operating lease liability	$22,537

As of March 31, 2019, the Company had no additional operating or finance leases that had not yet commenced.

Note 5.—Debt

Warehouse Borrowings

The Company, through its subsidiaries, enters into Master Repurchase Agreements with lenders providing warehouse facilities. The warehouse facilities are uncommitted facilities used to fund, and are secured by, residential mortgage loans from the time of funding until the time of settlement when sold to the investor.  In accordance with the terms of the Master Repurchase Agreements, the Company’s subsidiaries are required to maintain cash balances with the lender as additional collateral for the borrowings, which are included in restricted cash in the accompanying consolidated balance sheets.  At March 31, 2019, the Company was not in compliance with a financial covenant and received the necessary waiver.

The following table presents certain information on warehouse borrowings and related accrued interest for the periods indicated:

	Maximum	Balance Outstanding At
	Borrowing	March 31,	December 31,
	Capacity	2019	2018	Maturity Date
Short-term borrowings:
Repurchase agreement 1	$150,000	$31,753	$84,897	June 14, 2019
Repurchase agreement 2	50,000	45,522	47,108	May 28, 2019
Repurchase agreement 3	225,000	167,408	35,920	January 17, 2020
Repurchase agreement 4	200,000	129,333	80,141	July 12, 2019
Repurchase agreement 5 (1)	175,000	20,003	23,370	March 31, 2020
Repurchase agreement 6	100,000	10,744	12,701	June 27, 2019
Total warehouse borrowings	$900,000	$404,763	$284,137

(1)	In April 2019, the maturity of the line was extended to March 31, 2020.

MSR Financings

In February 2018, IMC (Borrower) amended the Line of Credit Promissory Note (FHLMC and GNMA Financing) originally entered into in August 2017, increasing the maximum borrowing capacity of the revolving line of credit to $50.0 million and extending the term to January 31, 2019.  In May 2018, the agreement was amended increasing the maximum borrowing capacity of the revolving line of credit to $60.0 million, increasing the borrowing capacity up to 60% of the fair market value of the pledged mortgage servicing rights and reducing the interest rate per annum to one-month LIBOR plus 3.0%.  As part of the May 2018 amendment, the obligations under the Line of Credit are secured by FHLMC and GNMA pledged mortgage servicing rights (subject to an acknowledgement agreement) and is guaranteed by IRES.  At March 31, 2019, there were no outstanding borrowings under the FHLMC and GNMA Financing agreement.  In April 2019, the maturity of the line was extended until January 31, 2020.

In February 2017, IMC (Borrower) entered into a Loan and Security Agreement (Agreement) with a lender providing for a revolving loan commitment of $40.0 million for a period of two years (FNMA Financing).  The Borrower is able to borrow up to 55% of the fair market value of FNMA pledged servicing rights.  Upon the two year anniversary of the Agreement, any amounts outstanding will automatically be converted into a term loan due and payable in full on the one year anniversary of the conversion date.  Interest payments are payable monthly and accrue interest at the rate per annum equal to one-month LIBOR plus 4.0% and the balance of the obligation may be prepaid at any time.  The Borrower initially drew down $35.1 million and used a portion of the proceeds to pay off the Term Financing (approximately $30.1 million) originally entered into in June 2015 as discussed below.  The Borrower also paid the lender an origination fee of $100 thousand, which was deferred and amortized over the life of the FNMA Financing.  At March 31, 2019, there were no outstanding borrowings under the FNMA Financing agreement.  In February 2019, the line converted into a term loan with no balance.

Convertible Notes

In May 2015, the Company issued $25.0 million Convertible Promissory Notes (2015 Convertible Notes). The 2015 Convertible Notes mature on or before May 9, 2020 and accrue interest at a rate of 7.5% per annum, to be paid quarterly. Transaction costs of approximately $50 thousand are being deferred and amortized over the life of the 2015 Convertible Notes.

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

Long-term Debt

Junior Subordinated Notes

The Company carries its Junior Subordinated Notes at estimated fair value as more fully described in Note 7.—Fair Value of Financial Instruments. The following table shows the remaining principal balance and fair value of junior subordinated notes issued as of March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
Junior Subordinated Notes (1)	$62,000	$62,000
Fair value adjustment	(17,439)	(17,144)
Total Junior Subordinated Notes	$44,561	$44,856

(1)	Stated maturity of March 2034; requires quarterly interest payments at a variable rate of 3‑month LIBOR plus 3.75% per annum.

Note 6.—Securitized Mortgage Trusts

Securitized Mortgage Trust Assets

Securitized mortgage trust assets, which are recorded at their estimated fair value, are comprised of the following at March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
Securitized mortgage collateral	$3,054,720	$3,157,071
Real estate owned (REO)	13,191	8,519
Total securitized mortgage trust assets	$3,067,911	$3,165,590

Securitized Mortgage Trust Liabilities

Securitized mortgage trust liabilities, which are recorded at their estimated fair value, are comprised of the following at March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
Securitized mortgage borrowings	$3,051,736	$3,148,215

Changes in fair value of net trust assets, including trust REO gains and losses, are comprised of the following for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended
	March 31,
	2019	2018
Change in fair value of net trust assets, excluding REO	$(6,156)	$(4,331)
Gains from REO	3,473	2,193
Change in fair value of net trust assets, including trust REO gains	$(2,683)	$(2,138)

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

The following table presents the estimated fair value of financial instruments included in the consolidated financial statements as of the dates indicated:

	March 31, 2019				December 31, 2018
	Carrying	Estimated Fair Value			Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$22,995	$22,995	$—	$—	$23,200	$23,200	$—	$—
Restricted cash	6,865	6,865	—	—	6,989	6,989	—	—
Mortgage loans held-for-sale	460,773	—	460,773	—	353,601	—	353,601	—
Mortgage servicing rights	59,823	—	—	59,823	64,728	—	—	64,728
Derivative assets, lending, net	3,164	—	—	3,164	3,351	—	—	3,351
Mortgage-backed securities	6,368	—	6,368	—	1,000	—	1,000	—
Securitized mortgage collateral	3,054,720	—	—	3,054,720	3,157,071	—	—	3,157,071

Liabilities
Warehouse borrowings	$404,763	$—	$404,763	$—	$284,137	$—	$284,137	$—
Convertible notes	24,987	—	—	24,987	24,985	—	—	24,985
Long-term debt	44,561	—	—	44,561	44,856	—	—	44,856
Securitized mortgage borrowings	3,051,736	—	—	3,051,736	3,148,215	—	—	3,148,215
Derivative liabilities, lending, net	1,105	—	1,105	—	683	—	683	—

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

As a result of the lack of observable market data resulting from inactive markets, the Company has classified its mortgage servicing rights, securitized mortgage collateral and borrowings, derivative assets and liabilities (IRLCs), and long-term debt as Level 3 fair value measurements. Level 3 assets and liabilities measured at fair value on a recurring basis were approximately 87% and 99% and 90% and 99%, respectively, of total assets and total liabilities measured at estimated fair value at March 31, 2019 and December 31, 2018.

Recurring Fair Value Measurements

The Company assesses the financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by ASC Topic 810. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the beginning of the reporting period. There were no material transfers between Level 1 and Level 2 classified instruments during the three months ended March 31, 2019.

The following tables present the Company’s assets and liabilities that are measured at estimated fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option at March 31, 2019 and December 31, 2018, based on the fair value hierarchy:

	Recurring Fair Value Measurements
	March 31, 2019			December 31, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Mortgage loans held-for-sale	$—	$460,773	$—	$—	$353,601	$—
Mortgage-backed securities	—	6,368	—	—	1,000	—
Derivative assets, lending, net (1)	—	—	3,164	—	—	3,351
Mortgage servicing rights	—	—	59,823	—	—	64,728
Securitized mortgage collateral	—	—	3,054,720	—	—	3,157,071
Total assets at fair value	$—	$467,141	$3,117,707	$—	$354,601	$3,225,150
Liabilities
Securitized mortgage borrowings	$—	$—	$3,051,736	$—	$—	$3,148,215
Long-term debt	—	—	44,561	—	—	44,856
Derivative liabilities, lending, net (2)	—	1,105	—	—	683	—
Total liabilities at fair value	$—	$1,105	$3,096,297	$—	$683	$3,193,071

(1)

At March 31, 2019 and December 31, 2018, derivative assets, lending, net included $3.2 million and $3.4 million, respectively, in IRLCs and is included in other assets in the accompanying consolidated balance sheets.

(2)	At March 31, 2019 and December 31, 2018, derivative liabilities, lending, net are included in other liabilities in the accompanying consolidated balance sheets.

The following tables present reconciliations for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2019 and 2018:

	Level 3 Recurring Fair Value Measurements
	For the Three Months Ended March 31, 2019

				Interest
	Securitized	Securitized	Mortgage	rate lock	Long-
	mortgage	mortgage	servicing	commitments,	term
	collateral	borrowings	rights	net	debt
Fair value, December 31, 2018	$3,157,071	$(3,148,215)	$64,728	$3,351	$(44,856)
Total gains (losses) included in earnings:
Interest income (1)	6,255	—	—	—	—
Interest expense (1)	—	(13,553)	—	—	(114)
Change in fair value	21,084	(27,240)	(6,488)	(187)	265
Change in fair value of instrument specific credit risk	—	—	—	—	144	(2)
Total gains (losses) included in earnings	27,339	(40,793)	(6,488)	(187)	295
Transfers in and/or out of Level 3	—	—	—	—	—
Purchases, issuances and settlements:
Purchases	—	—	—	—	—
Issuances	—	—	1,583	—	—
Settlements	(129,690)	137,272	—	—	—
Fair value, March 31, 2019	$3,054,720	$(3,051,736)	$59,823	$3,164	$(44,561)
Unrealized (losses) gains still held (3)	$(331,987)	$2,539,845	$59,823	$3,164	$17,439

(1)

Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. Net interest income, including cash received and paid, was $2.0 million for the three months ended March 31, 2019. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations and comprehensive (loss) earnings is primarily from contractual interest on the securitized mortgage collateral and borrowings.

(2)

Amount represents the change in instrument specific credit risk in other comprehensive earnings in the consolidated statements of operations and comprehensive (loss) earnings as required by the adoption of ASU 2016-01 on January 1, 2018.

(3)	Represents the amount of unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held and reflected in the fair values at March 31, 2019.

	Level 3 Recurring Fair Value Measurements
	For the Three Months Ended March 31, 2018

				Interest
	Securitized	Securitized	Mortgage	rate lock	Long-
	mortgage	mortgage	servicing	commitments,	term		Contingent
	collateral	borrowings	rights	net	debt		consideration
Fair value, December 31, 2017	$3,662,008	$(3,653,265)	$154,405	$4,357	$(44,982)		$(554)
Total gains (losses) included in earnings:
Interest income (1)	5,688	—	—	—	—		—
Interest expense (1)	—	(20,080)	—	—	(139)		—
Change in fair value	(32,755)	28,424	9,180	(503)	1,224		—
Change in instrument specific credit risk	—	—	—	—	(1,440)	(2)	—
Total gains (losses) included in earnings	(27,067)	8,344	9,180	(503)	(355)		—
Transfers in and/or out of Level 3	—	—	—	—	—		—
Purchases, issuances and settlements:
Purchases	—	—	—	—	—		—
Issuances	—	—	10,482	—	—		—
Settlements	(121,040)	136,444	—	—	—		554
Fair value, March 31, 2018	$3,513,901	$(3,508,477)	$174,067	$3,854	$(45,337)		$—
Unrealized (losses) gains still held (3)	$(533,589)	$2,694,742	$174,067	$3,854	$16,663		$—

(1)

Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. Net interest income, including cash received and paid, was $2.2 million for the three months ended March 31, 2018.  The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations and comprehensive (loss) earnings is primarily from contractual interest on the securitized mortgage collateral and borrowings.

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

The following table presents quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring and nonrecurring basis at March 31, 2019:

	Estimated	Valuation	Unobservable	Range of	Weighted
Financial Instrument	Fair Value	Technique	Input	Inputs	Average
Assets and liabilities backed by real estate
Securitized mortgage collateral, and	$3,054,720	DCF	Prepayment rates	2.7 - 19.9%	6.9%
Securitized mortgage borrowings	(3,051,736)		Default rates	0.02 - 6.5%	1.1%
			Loss severities	3.1 - 81.9%	46.1%
			Discount rates	3.3 - 25.0%	4.5%
Other assets and liabilities
Mortgage servicing rights	$59,823	DCF	Discount rate	9.0 - 14.0%	9.2%
			Prepayment rates	7.7 - 84.4%	12.5%
Derivative assets - IRLCs, net	3,164	Market pricing	Pull-through rate	7.5 - 99.9%	71.2%
Long-term debt	(44,561)	DCF	Discount rate	9.8%	9.8%

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

The following tables present the changes in recurring fair value measurements included in net (loss) earnings for the three months ended March 31, 2019 and 2018:

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net (Loss) Earnings
	For the Three Months Ended March 31, 2019
			Change in Fair Value of
	Interest	Interest	Net Trust		Long-term	Other Revenue	Gain on Sale
	Income (1)	Expense (1)	Assets		Debt	and Expense	of Loans, net	Total
Securitized mortgage collateral	$6,255	$—	$21,084		$—	$—	$—	$27,339
Securitized mortgage borrowings	—	(13,553)	(27,240)		—	—	—	(40,793)
Long-term debt	—	(114)	—		265	—	—	151
Mortgage servicing rights (2)	—	—	—		—	(6,488)	—	(6,488)
Mortgage loans held-for-sale	—	—	—		—	—	3,469	3,469
Derivative assets — IRLCs	—	—	—		—	—	(187)	(187)
Derivative liabilities — Hedging Instruments	—	—	—		—	—	(422)	(422)
Total	$6,255	$(13,667)	$(6,156)	(3)	$265	$(6,488)	$2,860	$(16,931)
(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
(2)	Included in (loss) gain on MSRs, net in the consolidated statements of operations and comprehensive (loss) earnings.
(3)	For the three months ended March 31, 2019, change in the fair value of net trust assets, excluding REO was $6.2 million.

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net (Loss) Earnings
	For the Three Months Ended March 31, 2018
			Change in Fair Value of
	Interest	Interest	Net Trust		Long-term	Other	Gain on Sale
	Income (1)	Expense (1)	Assets		Debt	Revenue	of Loans, net	Total
Securitized mortgage collateral	$5,688	$—	$(32,755)		$—	$—	$—	$(27,067)
Securitized mortgage borrowings	—	(20,080)	28,424		—	—	—	8,344
Long-term debt	—	(139)	—		1,224	—	—	1,085
Mortgage servicing rights (2)	—	—	—		—	9,180	—	9,180
Mortgage loans held-for-sale	—	—	—		—	—	(4,891)	(4,891)
Derivative assets — IRLCs	—	—	—		—	—	(503)	(503)
Derivative liabilities — Hedging Instruments	—	—	—		—	285	(1,597)	(1,312)
Total	$5,688	$(20,219)	$(4,331)	(3)	$1,224	$9,465	$(6,991)	$(15,164)

(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
(2)	Included in (loss) gain on MSRs, net in the consolidated statements of operations and comprehensive (loss) earnings.
(3)	For the three months ended March 31, 2018, change in the fair value of net trust assets, excluding REO was $4.3 million.

The following is a description of the measurement techniques for items recorded at estimated fair value on a recurring basis.

Mortgage servicing rights—The Company elected to carry its MSRs arising from its mortgage loan origination operation at estimated fair value. The fair value of MSRs is based upon market prices for similar instruments and a discounted cash flow model. The valuation model incorporates assumptions that market participants would use in estimating the fair value of servicing. These assumptions include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, prepayment and late fees, among other considerations. Mortgage servicing rights are considered a Level 3 measurement at March 31, 2019.

Mortgage loans held-for-sale—The Company elected to carry its mortgage loans held-for-sale originated or acquired at estimated fair value. Fair value is based on quoted market prices, where available, prices for other traded mortgage loans with similar characteristics, and purchase commitments and bid information received from market participants. Given the meaningful level of secondary market activity for mortgage loans, active pricing is available for similar assets and accordingly, the Company classifies its mortgage loans held-for-sale as a Level 2 measurement at March 31, 2019.

Mortgage-backed Securities—The Company invested in mortgage-backed securities collateralized by NonQM loans originated by the Company and sold to third party investors.  Fair value is based on prices for other traded mortgage-backed securities with similar characteristics and bid information received from market participants. Given the market pricing for other traded mortgage-backed securities, active pricing is available for similar assets and accordingly, the Company classifies its mortgage-backed securities as a Level 2 measurement at March 31, 2019.

Securitized mortgage collateral—The Company elected to carry its securitized mortgage collateral at fair value. These assets consist primarily of non-conforming mortgage loans securitized between 2002 and 2007. Fair value measurements are based on the Company’s internal models used to compute the net present value of future expected cash flows with observable market participant assumptions, where available. The Company’s assumptions include its expectations of inputs that other market participants would use in pricing these assets. These assumptions include judgments about the underlying collateral, prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of March 31, 2019, securitized mortgage collateral had UPB of $3.4 billion, compared to an estimated fair value on the Company’s balance sheet of $3.1 billion. The aggregate UPB exceeded the fair value by $0.3 billion at March 31, 2019. As of March 31, 2019, the UPB of loans 90 days or more past due was $0.4 billion compared to an estimated fair value of $0.2 billion. The aggregate UPB of loans 90 days or more past due exceeded the fair value by $0.2 billion at March 31, 2019. Securitized mortgage collateral is considered a Level 3 measurement at March 31, 2019.

Securitized mortgage borrowings—The Company elected to carry its securitized mortgage borrowings at fair value. These borrowings consist of individual tranches of bonds issued by securitization trusts and are primarily backed by non-conforming mortgage loans. Fair value measurements include the Company’s judgments about the underlying collateral and assumptions such as prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of March 31, 2019, securitized mortgage borrowings had an outstanding principal balance of $3.4 billion, net of $2.2 billion in bond losses, compared to an estimated fair value of $3.1 billion. The aggregate outstanding principal balance exceeded the fair value by $0.3 billion at March 31, 2019. Securitized mortgage borrowings are considered a Level 3 measurement at March 31, 2019.

Long-term debt—The Company elected to carry its remaining long-term debt (consisting of junior subordinated notes) at fair value. These securities are measured based upon an analysis prepared by management, which considered the Company’s own credit risk, including settlements with trust preferred debt holders and discounted cash flow analysis. As of March 31, 2019, long-term debt had UPB of $62.0 million compared to an estimated fair value of $44.6 million. The aggregate UPB exceeded the fair value by $17.4 million at March 31, 2019. The long-term debt is considered a Level 3 measurement at March 31, 2019.

Derivative assets and liabilities, lending—The Company’s derivative assets and liabilities are carried at fair value as required by GAAP and are accounted for as free standing derivatives. The derivatives include IRLCs with prospective residential mortgage borrowers whereby the interest rate on the loan is determined prior to funding and the borrowers have locked in that interest rate. These commitments are determined to be derivative instruments in accordance with GAAP. The derivatives also include hedging instruments (typically TBA MBS) used to hedge the fair value changes associated with changes in interest rates relating to its mortgage lending originations. The Company hedges the period from the interest rate lock (assuming a fall-out factor) to the date of the loan sale. The estimated fair value of IRLCs are based on underlying loan types with similar characteristics using the TBA MBS market, which is actively quoted and easily validated through external sources. The data inputs used in this valuation include, but are not limited to, loan type, underlying loan amount, note rate, loan program and expected sale date of the loan, adjusted for current market conditions. These valuations are adjusted at the loan level to consider the servicing release premium and loan pricing adjustments specific to each loan. For all IRLCs, the base value is then adjusted for the anticipated Pull-through Rate. The anticipated Pull-through Rate is an unobservable input based on historical experience, which results in classification of IRLCs as a Level 3 measurement at March 31, 2019.

The fair value of the Hedging Instruments is based on the actively quoted TBA MBS market using observable inputs related to characteristics of the underlying MBS stratified by product, coupon and settlement date. Therefore, the Hedging Instruments are classified as a Level 2 measurement at March 31, 2019.

The following table includes information for the derivative assets and liabilities related to lending for the periods presented:

			Total Gains (Losses)
	Notional Amount		For the Three Months Ended
	March 31,	December 31,	March 31,
	2019	2018	2019	2018
Derivative – IRLC's (1)	$214,872	$183,595	$(187)	$(503)
Derivative – TBA MBS (2)	178,314	88,018	(1,476)	10,448
Derivative – Forward delivery loan commitment	74,821	150,000	—	—

(1)	Amounts included in gain on sale of loans, net within the accompanying consolidated statements of operations and comprehensive (loss) earnings.
(2)	Amounts included in gain on sale of loans, net and (loss) gain on mortgage servicing rights, net within the accompanying consolidated statements of operations and comprehensive (loss) earnings.

Nonrecurring Fair Value Measurements

The Company is required to measure certain assets and liabilities at estimated fair value from time to time. These fair value measurements typically result from the application of specific accounting pronouncements under GAAP. The fair value measurements are considered nonrecurring fair value measurements under FASB ASC 820-10.

The following tables present financial and non-financial assets and liabilities measured using nonrecurring fair value measurements at March 31, 2019 and 2018, respectively:

	Nonrecurring Fair Value Measurements			Total Gains (1)
	March 31, 2019			For the Three Months Ended
	Level 1	Level 2	Level 3	March 31, 2019
REO (2)	$—	$3,562	$—	$3,473

(1)	Total gains reflect gains from all nonrecurring measurements during the period.
(2)

Balance represents REO at March 31, 2019, which have been impaired subsequent to foreclosure. For the three months ended March 31, 2019, the Company recorded $3.5 million in gains which represent recovery of the NRV attributable to an improvement in state specific loss severities on properties held during the period which resulted in an increase to NRV.

	Nonrecurring Fair Value Measurements			Total Gains (1)
	March 31, 2018			For the Three Months Ended
	Level 1	Level 2	Level 3	March 31, 2018
REO (2)	$—	$1,307	$—	$2,193

(1)	Total gains reflect gains from all nonrecurring measurements during the period.
(2)

Balance represents REO at March 31, 2018, which has been impaired subsequent to foreclosure. For the three months ended March 31, 2018, the Company recorded $2.2 million in gains which represent recovery of the NRV attributable to an improvement in state specific loss severities on properties held during the period which resulted in an increase to NRV.

Real estate owned—REO consists of residential real estate (within securitized mortgage trust assets) acquired in satisfaction of loans. Upon foreclosure, REO is adjusted to the estimated fair value of the residential real estate less estimated selling and holding costs, offset by expected contractual mortgage insurance proceeds to be received, if any. Subsequently, REO is recorded at the lower of carrying value or estimated fair value less costs to sell. REO balance representing REOs which have been impaired subsequent to foreclosure are subject to nonrecurring fair value measurement and are included in the nonrecurring fair value measurements tables. Fair values of REO are generally based on observable market inputs, and are considered Level 2 measurements at March 31, 2019.

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

The Company recorded income tax expense of $86 thousand and $610 thousand for the three months ended March 31, 2019 and 2018, respectively.  Tax expense for the three months ended March 31, 2019 is primarily the result of state income taxes from states where the Company does not have net operating loss carryforwards or state minimum taxes, offset by a benefit resulting from the intraperiod allocation rules that are applied when there is a pre-tax loss from continuing operations and pre-tax income from other comprehensive income.

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

Note 9.—Reconciliation of (Loss) Earnings Per Share

Basic net (loss) earnings per share is computed by dividing net (loss) earnings available to common stockholders (numerator) by the weighted average number of vested common shares outstanding during the period (denominator). Diluted net (loss) earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding plus the effect of dilutive potential common shares outstanding during the period using the if-converted method. Dilutive potential common shares include shares issuable upon conversion of Convertible Notes, dilutive effect of outstanding stock options and deferred stock units (DSUs).

	For the Three Months Ended
	March 31,
	2019	2018
Numerator for basic (loss) earnings per share:
Net (loss) earnings	$(12,612)	$3,873

Numerator for diluted (loss) earnings per share:
Net (loss) earnings	$(12,612)	$3,873
Interest expense attributable to convertible notes (1)	—	—
Net (loss) earnings plus interest expense attributable to convertible notes	$(12,612)	$3,873

Denominator for basic (loss) earnings per share (2):
Basic weighted average common shares outstanding during the period	21,159	20,951

Denominator for diluted (loss) earnings per share (2):
Basic weighted average common shares outstanding during the period	21,159	20,951
Net effect of dilutive convertible notes (1)	—	—
Net effect of dilutive stock options and DSU’s	—	151
Diluted weighted average common shares	21,159	21,102
Net (loss) earnings per common share:
Basic	$(0.60)	$0.18
Diluted	$(0.60)	$0.18

(1)	Adjustments to diluted (loss) earnings per share for the convertible notes for the three months ended March 31, 2019 and 2018 were excluded from the calculation, as they were anti-dilutive.
(2)	Number of shares presented in thousands.

At March 31, 2019, there were 1.2 million shares attributable to the Convertible Notes and 1.2 million stock options outstanding which were anti-dilutive. At March 31, 2018, there were 1.2 million shares attributable to the Convertible Notes which were anti-dilutive.

Note 10.—Segment Reporting

The Company has three primary reporting segments which include mortgage lending, long-term mortgage portfolio and real estate services. Unallocated corporate and other administrative costs, including the costs associated with being a public company, are presented in Corporate and other.

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
Three Months Ended March 31, 2019:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$12,214	$—	$—	$—	$12,214
Real estate services fees, net	—	806	—	—	806
Servicing fees, net	2,969	—	—	—	2,969
Loss on mortgage servicing rights, net	(5,623)	—	—	—	(5,623)
Other revenue	—	—	(32)	32	—
Other operating expense	(17,500)	(387)	(138)	(4,245)	(22,270)
Other income (expense)	1,415	—	(1,580)	(457)	(622)
Net (loss) earnings before income tax expense	$(6,525)	$419	$(1,750)	$(4,670)	(12,526)
Income tax expense					86
Net loss					$(12,612)

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
Three Months Ended March 31, 2018:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$21,482	$—	$—	$—	$21,482
Real estate services fees, net	—	1,385	—	—	1,385
Servicing fees, net	9,463	—	—	—	9,463
Loss on mortgage servicing rights, net	7,705	—	—	—	7,705
Other revenue	—	—	84	6	90
Other operating expense	(31,548)	(638)	(65)	(3,497)	(35,748)
Other income (expense)	334	—	196	(424)	106
Net earnings (loss) before income tax expense	$7,436	$747	$215	$(3,915)	$4,483
Income tax expense					610
Net earnings					$3,873

	Mortgage	Real Estate	Long-term	Corporate
Balance Sheet Items as of:	Lending	Services	Portfolio	and other	Consolidated
Total Assets at March 31, 2019 (1)	$580,569	$104	$3,067,979	$25,079	$3,673,731
Total Assets at December 31, 2018 (1)	$475,734	$126	$3,165,669	$6,414	$3,647,943

(1)	All segment asset balances exclude intercompany balances.

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

The legal matter updates summarized below are ongoing and may have an effect on the Company’s business and future financial condition and results of operations:

In 2001, Baker, et al. v. Century Financial Group, et al., was filed in the Circuit Court of Clay County, Missouri, as a putative class action against the Company, Century Financial, and others, claiming violations of Missouri's Second Mortgage Loan Act. Plaintiffs seek on behalf of themselves and the members of the putative class, among other things, disgorgement or restitution of all allegedly improperly-collected charges, the right to rescind all affected loan transactions, the right to offset any finance charges, closing costs, points or other loan fees paid against the principal amounts due on the loans if rescinded, actual and punitive damages, and attorneys' fees. On March 12, 2019, the parties entered into a settlement agreement that resolved all matters among them.

On December 7, 2011, a purported class action was filed in the Circuit Court of Baltimore City entitled Timm, v. Impac Mortgage Holdings, Inc., et al. alleging on behalf of holders of the Company’s 9.375% Series B Cumulative Redeemable Preferred Stock (Preferred B) and 9.125% Series C Cumulative Redeemable Preferred Stock (Preferred C) who did not tender their stock in connection with the Company’s 2009 completion of its Offer to Purchase and Consent Solicitation that the Company failed to achieve the required consent of the Preferred B and C holders, the consents to amend the Preferred stock were not effective because they were given on unissued stock (after redemption), the Company tied the tender offer with a consent requirement that constituted an improper “vote buying” scheme, and that the tender offer was a breach of a fiduciary duty. The action seeks the payment of two quarterly dividends for the Preferred B and C holders, the unwinding of the consents and reinstatement of the cumulative dividend on the Preferred B and C stock, and the election of two directors by the Preferred B and C holders. The action also seeks punitive damages and legal expenses. On July 16, 2018, the Court entered a Judgement Order whereby it (1) declared and entered judgment in favor of all defendants on all claims related to the Preferred C holders and all claims against all individual defendants thereby affirming the validity of the 2009 amendments to the Series B Articles Supplementary; (2) declared its interpretation of the voting provision language in the Preferred B Articles Supplementary to mean that consent of two-thirds of the Preferred B stockholders was required to approve the 2009 amendments to the Preferred B Articles Supplementary, which consent was not obtained, thus rendering the amendments invalid and leaving the 2004 Preferred B Articles Supplementary in effect; (3) ordered the Company to hold a special election within sixty days for the Preferred B stockholders to elect two directors to the Board of Directors pursuant to the 2004 Preferred B Articles Supplementary (which Directors will remain on the Company’s Board of Directors until such time as all accumulated dividends on the Preferred B have been paid or set aside for payment) and, (4) declared that the Company is required to pay three quarters of dividends on the Preferred B stock under the 2004 Articles Supplementary (approximately, $1.2 million, but did not order the Company to make any payment at this time). The Court declined to certify any class pending the outcome of appeals and certified its Judgment Order for immediate appeal.  On April 10, 2019, the Company filed its opening appellate brief.

On April 30, 2012, a purported class action was filed entitled Marentes v. Impac Mortgage Holdings, Inc., alleging that certain loan modification activities of the Company constitute an unfair business practice, false advertising and marketing, and that the fees charged are improper. The complaint seeks unspecified damages, restitution, injunctive relief, attorney’s fees and prejudgment interest. On August 22, 2012, the plaintiffs filed an amended complaint adding Impac Funding Corporation as a defendant and on October 2, 2012, the plaintiffs dismissed Impac Mortgage Holdings, Inc., without prejudice. On January 11, 2019, the trial court determined that the plaintiffs were unable to prove their case and ordered that judgment be entered in favor of the defendant.  On April 19, 2019, the plaintiffs filed their Notice of Appeal.

On September 18, 2018, a purported class action was filed in the Superior Court of California, Orange County, entitled McNair v. Impac Mortgage Corp. dba CashCall Mortgage.   The plaintiff contends the defendant did not pay the plaintiff and purported class members overtime compensation, provide required meal and rest breaks, or provide accurate wage statements.   The action seeks damages, restitution, penalties, interest, attorney’s fees, and all other appropriate injunctive, declaratory, and equitable relief.  On March 8, 2019, a First Amended Complaint was filed, which added a claim alleging violations of the California Labor Code Private Attorneys General Act (PAGA).  On March 12, 2019, the parties filed a stipulation with the court stating (1) the plaintiff’s individual claims should be arbitrated pursuant to the parties’ arbitration agreement, (2) the class claims should be struck from the First Amended Complaint, and (3) the plaintiff will proceed solely with regard to her PAGA claims.

On November 2, 2018, a purported class action was filed in the Superior Court of California, Orange County, entitled Riggin v. Impac Mortgage Corp. dba CashCall Mortgage.   The plaintiff contends the defendant did not pay the plaintiff and purported class members overtime compensation, provide required meal and rest breaks, or provide accurate wage statements.   The action seeks damages, restitution, penalties, interest, attorney’s fees, and all other appropriate injunctive, declaratory, and equitable relief.  On February 15, 2019, the court granted the Company’s motion to compel arbitration of the plaintiff’s individual claims and stayed all other claims pending completion of the arbitration.

On December 27, 2018, a purported class action was filed in the Superior Court of California, Orange County, entitled Batres v. Impac Mortgage Corp. dba CashCall Mortgage.   The plaintiff contends the defendant did not pay the plaintiff and purported class members overtime compensation, provide required meal and rest breaks, or provide accurate wage statements.   The action seeks damages, restitution, penalties, interest, attorney’s fees, and all other appropriate injunctive, declaratory, and equitable relief.  On March 14, 2019, the plaintiff filed an amended complaint alleging only a violation of the California Labor Code Private Attorneys General Act seeking penalties, attorneys’ fees, and such other appropriate relief.

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

Please refer to IMH’s report on Form 10-K for the year ended December 31, 2018 for a description of litigation and claims.

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

The following table summarizes the repurchase reserve activity, within other liabilities on the consolidated balance sheets, related to previously sold loans for the three months ended March 31, 2019 and year ended December 31, 2018:

	March 31,	December 31,
	2019	2018
Beginning balance	$7,657	$6,020
Provision for repurchases	1,630	5,074
Settlements	(321)	(3,437)
Total repurchase reserve	$8,966	$7,657

Commitments to Extend Credit

The Company enters into IRLCs with prospective borrowers whereby the Company commits to lend a certain loan amount under specific terms and interest rates to the borrower. These loan commitments are treated as derivatives and are carried at fair value. See Note 7. — Fair Value of Financial Instruments for more information.

Note 12.—Equity and Share Based Payments

Redeemable Preferred Stock

At March 31, 2019, the Company had outstanding $66.6 million liquidation preference of Series B and Series C Preferred Stock. The holders of each series of Preferred Stock, which are non‑voting and redeemable at the option of the Company, retain the right to a $25.00 per share liquidation preference in the event of a liquidation of the Company and the right to receive dividends on the Preferred Stock if any such dividends are declared.

As previously disclosed within Note 11.—Redeemable Preferred Stock, of the 2018 Form 10-K, all rights of the Preferred B holders under the 2004 Articles were deemed reinstated. Subject to an appeal, the Company has cumulative undeclared dividends in arrears of approximately $14.8 million, or approximately $22.27 per outstanding share of Preferred B, increasing the liquidation value to approximately $47.27 per share. Additionally, every quarter the cumulative undeclared dividends in arrears will increase by $0.5859 per share, or approximately $390 thousand.  The liquidation preference, inclusive of the cumulative undeclared dividends in arrears, is only payable upon voluntary or involuntary liquidation, dissolution or winding up of the Company’s affairs.

Share Based Payments

The following table summarizes activity, pricing and other information for the Company’s stock options for the three months ended March 31, 2019:

		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at December 31, 2018	1,001,469	$13.16
Options granted	562,500	3.69
Options exercised	(64,351)	2.52
Options forfeited/cancelled	(293,217)	14.47
Options outstanding at March 31, 2019	1,206,401	8.99
Options exercisable at March 31, 2019	469,164	$14.07

As of March 31, 2019, there was approximately $1.5 million of total unrecognized compensation cost related to stock option compensation arrangements granted under the plan, net of estimated forfeitures. That cost is expected to be recognized over the remaining weighted average period of 2.4 years.

The following table summarizes activity, pricing and other information for the Company’s restricted stock units (RSU’s) for the three months ended  March 31, 2019:

Weighted-
Average
	Number of	Grant Date
	Shares	Fair Value
RSU's outstanding at December 31, 2018	—	$—
RSU’s granted	75,000	3.75
RSU’s issued	—	—
RSU’s forfeited/cancelled	—	—
RSU’s outstanding at March 31, 2019	75,000	$3.75

As of March 31, 2019, there was approximately $273 thousand of total unrecognized compensation cost related to the RSU compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of 2.9 years

The following table summarizes activity, pricing and other information for the Company’s deferred stock units (DSU’s) for the three months ended  March 31, 2019:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
DSU's outstanding at December 31, 2018	24,500	$10.11
DSU’s granted	30,000	3.75
DSU’s issued	—	—
DSU’s forfeited/cancelled	—	—
DSU’s outstanding at March 31, 2019	54,500	$6.61

As of March 31, 2019, there was approximately $141 thousand of total unrecognized compensation cost related to the DSU compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of 2.6 years.

Note 13.—Subsequent Events

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

For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the period ended December 31, 2018, and other subsequent reports we file under the Securities Exchange Act of 1934. This document speaks only as of its date and we do not undertake, and specifically disclaim any obligation, to release publicly the results of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

Discussion and Analysis of Financial Condition and Results of Operations that is the most relevant to our financial information.

Selected Financial Results

	For the Three Months Ended
	March 31,	December 31,	March 31,
	2019	2018	2018
Revenues:
Gain on sale of loans, net	$12,214	$12,854	$21,482
Servicing fees, net	2,969	7,807	9,463
(Loss) gain on mortgage servicing rights, net	(5,623)	(6,303)	7,705
Real estate services fees, net	806	1,192	1,385
Other	—	15	90
Total revenues	10,366	15,565	40,125
Expenses:
Personnel expense	14,121	13,661	17,742
Business promotion	2,923	3,854	9,731
General, administrative and other	5,226	8,323	8,275
Total expenses	22,270	25,838	35,748
Operating (loss) income:	(11,904)	(10,273)	4,377
Other income (expense):
Net interest income	1,796	540	1,020
Change in fair value of long-term debt	265	3,281	1,224
Change in fair value of net trust assets	(2,683)	687	(2,138)
Total other (expense) income	(622)	4,508	106
(Loss) earnings before income taxes	(12,526)	(5,765)	4,483
Income tax expense	86	676	610
Net (loss) earnings	$(12,612)	$(6,441)	$3,873
Other comprehensive (loss) earnings:
Change in fair value of mortgage-backed securities	21	—	—
Change in fair value of instrument specific credit risk	96	(1,201)	(1,440)
Total comprehensive (loss) earnings	$(12,495)	$(7,642)	$2,433

Diluted weighted average common shares	21,159	21,116	21,102
Diluted (loss) earnings per share	$(0.60)	$(0.31)	$0.18

Status of Operations

Summary Highlights

•

NonQM mortgage origination volumes decreased to $343.3 million in the first quarter of 2019 from $397.4 million in the fourth quarter of 2018 and increased from $248.2 million in the first quarter of 2018.

•	Mortgage servicing portfolio was flat at $6.2 billion at March 31, 2019 and December 31, 2018 and decreased as compared to $16.8 billion at March 31, 2018.
•

Servicing fees, net decreased to $3.0 million for the three months ended March 31, 2019 from $7.8 million for the three months ended December 31, 2018 and $9.5 million for the three months ended March 31, 2018.

•	Invested $5.3 million in the capital structure of a private securitization which was 100% backed by Impac NonQM collateral.
•	Mortgage servicing rights (MSRs) decreased to $59.8 million at March 31, 2019 as compared to $64.7 million at December 31, 2018 and $174.0 million at March 31, 2018.
•

Operating expenses (personnel, business promotion and general, administrative and other) for the three months ended March 31, 2019 decreased to $22.3 million from $25.8 million for the quarter ended December

31, 2018 and $35.7 for the quarter ended March 31, 2018.

For the first quarter of 2019, we reported net loss of $12.6 million, or $0.60 per diluted common share, as compared to net earnings of $3.9 million, or $0.18 per diluted common share, for the first quarter of 2018.  For the first quarter of 2019,  core earnings (loss) (as defined below) was a loss of $5.8 million, or $0.28 per diluted common share, as compared to core earnings (loss) of $10.0 million, or $0.47 per diluted common share, for the first quarter of 2018.

Net (loss) earnings for the first quarter of 2019  increased from the three months ended March 31, 2018 due to a decline in revenue from gain on sale of loans, net as a result of a decrease in origination volumes as well as  a mark-to-market decrease in fair value of our MSRs, partially offset by a decrease in operating expenses.  Originations decreased to $581.5 million as compared to $1.3 billion in the first quarter of 2018, as a result of higher interest rates as compared to the first quarter of 2018.  Partially offsetting the decline in origination volume was an increase in gain on sale margins, which increased by 47 basis point (bps) to 210 bps in the first quarter of 2019, as compared to 163 bps in the first quarter of 2018.  NonQM originations increased to 59% of total originations as compared to 19% during the first quarter of 2018, which was the primary driver of margin expansion during the first quarter. Additionally, during the first quarter of 2019, we had mark-to-market decreases in fair value of our MSRs of $6.5 million primarily due to the decrease in interest rates during March 2019.  These decreases in revenue were partially offset by a decrease in operating expenses (personnel, business promotion and general, administrative and other) for the three months ended March 31, 2019 which decreased to $22.3 million from $35.7 million for the quarter ended March 31, 2018.

Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States (GAAP), we use the following non-GAAP financial measures: core earnings (loss) and core earnings (loss) per share.  Core earnings (loss) and core earnings (loss) per share are financial measurements calculated by adjusting GAAP earnings before tax to exclude certain non-cash items, such as fair value adjustments and mark-to-market of mortgage servicing rights (MSRs), and legacy non-recurring expenses.  The fair value adjustments are non-cash items which management believes should be excluded when discussing our ongoing and future operations.    The Company has begun to use core earnings as it believes that it more accurately reflects the Company’s current business operations of mortgage originations and further aids our investors in understanding and analyzing our core operating results and comparing them among periods. These non-GAAP financial measures are not intended to be considered in isolation or as a substitute for net earnings before income taxes, net earnings or diluted earnings per share (EPS) prepared in accordance with GAAP.  The tables below provide a reconciliation of net (loss) earnings before tax and diluted (loss) earnings per share to non-GAAP core earnings (loss) and per share non-GAAP core earnings (loss):

	For the Three Months Ended
	March 31,	December 31,	March 31,
	2019	2018	2018
Net (loss) earnings before tax:	$(12,526)	$(5,765)	$4,483

MTM mortgage servicing rights	3,671	1,760	(16,198)
Change in fair value of long-term debt	(265)	(687)	(1,224)
Change in fair value of net trust assets, including trust REO gains	2,683	(3,281)	2,138
Legal Settlements and Professional Fees, for Legacy Matters	50	1,072	594
Severance	539	326	237
Core loss	$(5,848)	$(6,575)	$(9,970)

Diluted weighted average common shares	21,159	21,116	21,102
Diluted core loss per share	$(0.28)	$(0.31)	$(0.47)

Diluted (loss) earnings per share	$(0.60)	$(0.31)	$0.18
Adjustments:
Income tax expense	—	0.03	0.04
MTM mortgage servicing rights	0.17	0.08	(0.77)
Change in fair value of long-term debt	(0.01)	(0.03)	(0.06)
Change in fair value of net trust assets, including trust REO gains	0.13	(0.15)	0.10
Legal Settlements and Professional Fees, for Legacy Matters	—	0.05	0.03
Severance	0.03	0.02	0.01
Other (1)	—	—	—
Diluted core loss per share	$(0.28)	$(0.31)	$(0.47)

(1)

Except for when anti-dilutive, convertible debt interest expense, net of tax, is included for calculating diluted (loss) earnings per share (EPS) and is excluded for purposes of reconciling GAAP diluted EPS to non-GAAP diluted core loss per share.

Originations by Channel:

	For the Three Months Ended
	March 31,	December 31,	%	March 31,	%
(in millions)	2019	2018	Change	2018	Change
Retail	$321.6	$318.5	1%	$631.1	(49)%
Correspondent	57.0	64.4	(11)	479.6	(88)
Wholesale	202.9	249.2	(19)	209.4	(3)
Total originations	$581.5	$632.1	(8)%	$1,320.1	(56)%

During the first quarter of 2019, total originations decreased 8% to $581.5  million as compared to $632.1 million in the fourth quarter of 2018 and decreased 56% as compared to $1.3 billion in the first quarter of 2018.  The decrease in originations from the fourth quarter of 2018 was the result of seasonality in the mortgage origination cycle which typically has reduced origination volumes beginning in December through the end of the first quarter.  The decrease in originations from the first quarter of 2018 was also a result of higher interest rates.  Despite the recent decline in interest rates towards the end of the first quarter of 2019, from January 2017 through 2018, interest rates have increased significantly from the historically low interest rate environment the previous years, causing a sharp drop in refinance volume which has been the predominance of our retail originations.

Our loan products primarily include NonQM mortgages, conventional loans eligible for sale to Fannie Mae and Freddie Mac, loans eligible for government insurance (government loans) by the Federal Housing Administration (FHA), Veterans Affairs (VA) and United States Department of Agriculture (USDA).

Originations by Loan Type:

For the Three Months Ended March 31,

(in millions)	2019	2018	% Change
NonQM	$343.3	$248.2	38
Conventional	205.7	520.1	(60)%
Government (1)	32.5	551.8	(94)
Total originations	$581.5	$1,320.1	(56)%

(1)	Includes all government-insured loans including FHA, VA and USDA.

We continue to shift our strategy and direct our efforts on repositioning the Company by focusing on our core NonQM lending business. During the three months ended March 31, 2019, NonQM originations were 59% of total originations as compared to 63% and 19% for the three months ended December 31, 2018 and March 31, 2018, respectively.    For 2019, we will continue to build upon this momentum and further our competitive advantage in the higher margin alternative credit product segment of the market.

During the first quarter of 2019, the origination volume of NonQM loans decreased to $343.3 million as compared to $397.4 million in the fourth quarter of 2018 and increased from $248.2 million in the first quarter of 2018.   In the first quarter of 2019 and fourth quarter of 2018, the retail channel accounted for 26% of NonQM originations while the wholesale and correspondent channels accounted for 74% of NonQM production as compared 23% and 77%, respectively, in the first quarter of 2018. The NonQM loans originated since 2016 have all been sold on a servicing released basis.

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

We invested in the capital structure of two securitizations in 2018 and one during the first quarter of 2019, which were 100% backed by Impac NonQM collateral and the senior tranches received AAA ratings. During the fourth quarter of 2018, we  expanded our investor relationships for NonQM which provides us with additional exit strategies for these nonconforming loans.  We view these development as the next step in the evolution and maturity of the NonQM market, and further evidence of the acceptance of the Company’s NonQM product within both the primary and secondary markets, reflective of the quality, consistency and performance of our loans.

In the first quarter of 2019, our NonQM origination volume was $343.3 million with an average FICO of 728 and a weighted average LTV of 69% as compared to NonQM origination volume of $397.4 million with an average FICO of 730 and a weighted average LTV of 69% for the quarter ended December 31, 2018 and NonQM origination volume of $248.2 million with an average FICO of 720 and a weighted average LTV of 66% for the quarter ended March 31, 2018.

Originations by Purpose:

	For the Three Months Ended March 31,
(in millions)	2019	%	2018	%
Refinance	$410.2	71%	$878.4	67%
Purchase	171.3	29	441.7	33
Total originations	$581.5	100%	$1,320.1	100%

During the first quarter of 2019, refinance volume decreased approximately 53% to $410.2 million as compared to $878.4 million in the first quarter of 2018 as a result of rising interest rates since the first quarter of 2018.  Our purchase money transactions declined 61% to $171.3 million during the first quarter of 2019, as compared to $441.7 million in the first quarter of 2018.  The reduction in purchase money transactions stems from the combination of rising interest rates as compared to the first quarter of 2018 and increasing home prices in California which have contributed to a decline in home sales.

Mortgage Servicing Portfolio:

	March 31,	December 31,	%
(in millions)	2019	2018	Change
Mortgage servicing portfolio	$6,235.2	$6,218.1	0.3%

The mortgage servicing portfolio remained flat at $6.2 billion at March 31, 2019 as compared to December 31, 2018 but decreased from $16.8 billion at March 31, 2018.  The decrease was due to a shift in strategy during the second half of 2018 to direct our efforts on repositioning the Company by focusing on our core NonQM lending business and strengthen our liquidity position. During the fourth quarter of 2018, we sold approximately $10.5 billion UPB of MSRs.  During the three months ended March 31, 2019, we continued to selectively retain mortgage servicing as well as increase whole loan sales on a servicing released basis to investors.  The servicing portfolio generated net servicing fees of $3.0 million in the first quarter of 2019, a 69% decrease over the net servicing fees of $9.5 million in the first quarter of 2018 as a result of the aforementioned mortgage servicing sales in 2018.  Delinquencies within the servicing portfolio have remained low at 0.28% for 60+ days delinquent as of March 31, 2019 as compared to 0.25% at December 31, 2018.

The following table includes information about our mortgage servicing portfolio:

	At March 31,	% 60+ days	At December 31,	% 60+ days
(in millions)	2019	delinquent (1)	2018	delinquent (1)
Fannie Mae	$0.2	100.00%	$—	0.00%
Freddie Mac	6,139.3	0.27	6,165.1	0.25
Ginnie Mae	93.9	0.29	51.2	0.53
Other	1.8	0.00	1.8	0.00
Total servicing portfolio	$6,235.2	0.28%	$6,218.1	0.25%

(1)	Based on loan count.

For the first quarter of 2019, real estate services fees were $806 thousand as compared to $1.2 million in the fourth quarter of 2018 and $1.4 million in the first quarter of 2018.  Most of our real estate services business is generated from our long-term mortgage portfolio, and as the long‑term mortgage portfolio continues to decline, we expect real estate services and the related revenues to decline.

In our long-term mortgage portfolio, the residual interests generated cash flows of $488 thousand in the first quarter of 2019 as compared to $681 thousand in the fourth quarter of 2018 and $1.8 million in the first quarter of 2018.  The estimated fair value of the net residual interests decreased $1.2 million in the first quarter of 2019 to $16.2 million at March 31, 2019, as a result of an increase in loss assumptions for certain trusts as well as residual cash flows received.

For additional information regarding the long-term mortgage portfolio refer to Financial Condition and Results of Operations below.

Liquidity and Capital Resources

During the three months ended March 31, 2019, we funded our operations primarily from mortgage lending revenues and, to a lesser extent, real estate services fees and cash flows from our residual interests in securitizations.  Mortgage lending revenues include gains on sale of loans, net, servicing fees, net, proceeds from the sale of mortgage servicing rights and other mortgage related income.  We funded mortgage loan originations using warehouse facilities, which are repaid once the loan is sold.  We may continue to manage our capital through the financing or sale of mortgage servicing rights.  We may also seek to raise capital by issuing debt or equity.

In February 2018, IMC (Borrower), amended the Line of Credit Promissory Note (FHLMC and GNMA Financing) originally entered into in August 2017, increasing the maximum borrowing capacity of the revolving line of credit to $50.0 million and extending the term to January 31, 2019.  In May 2018, the Line of Credit was further amended increasing the maximum borrowing capacity of the revolving line of credit to $60.0 million, increasing the borrowing capacity up to 60% of the fair market value of the pledged mortgage servicing rights and reducing the interest rate per annum to one-month LIBOR plus 3.0%.  As part of the May 2018 amendment, the obligations under the Line of Credit are secured by FHLMC and GNMA pledged mortgage servicing rights (subject to an acknowledge agreement) and is guaranteed by Integrated Real Estate Services, Corp.  At March 31, 2019, there were no outstanding borrowings under the FHLMC and GNMA Financing and we had approximately $36.0 million of available financing based on the fair market value of the mortgage servicing rights that we own.  In April 2019, the maturity of the line was extended until January 31, 2020.

In February 2017, IMC (Borrower) entered into a Loan and Security Agreement (Agreement) with a lender providing for a revolving loan commitment of $40.0 million for a period of two years (FNMA Financing).  The Borrower is able to borrow up to 55% of the fair market value of Fannie Mae pledged servicing rights.  Upon the two-year anniversary of the Agreement, any amounts outstanding will automatically be converted into a term loan due and payable in full on the one-year anniversary of the conversion date.  Interest payments are payable monthly and accrue interest at the rate per annum equal to one-month LIBOR plus 4.0%.  The balance of the obligation may be prepaid at any time.  In February 2019, the Fannie Mae revolving line of credit converted into a term loan with no balance.  At March 31, 2019, there were no outstanding borrowings under the FNMA Financing.

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

It is important for us to sell or securitize the loans we originate and, when doing so, maintain the option to also sell the related MSRs associated with these loans.  Some investors have raised concerns about the high prepayment speeds of our loans generated through our retail direct channel and this has resulted and could further result in adverse pricing or delays in our ability to sell or securitize loans and related MSRs on a timely and profitable basis.  During the fourth quarter of 2017, Fannie Mae sufficiently limited the manner and volume for our deliveries of eligible loans such that we elected to cease deliveries to them and we expanded our whole loan investor base for these loans.  During 2018 and through the first quarter of 2019, we completed servicing released loan sales to these whole loan investors and expect to continue to utilize these alternative exit strategies for Fannie Mae eligible loans.  We continue to take steps to manage our prepayment speeds to be more consistent with our industry comparables and to reestablish the full confidence and delivery mechanisms to our investor base. We remain an approved Seller and Servicer with Fannie Mae and Freddie Mac.

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

Critical Accounting Policies

We define critical accounting policies as those that are important to the portrayal of our financial condition and results of operations. Our critical accounting policies require management to make difficult and complex judgments that rely on estimates about the effect of matters that are inherently uncertain due to the effect of changing market conditions and/or consumer behavior. In determining which accounting policies meet this definition, we considered our policies with respect to the valuation of our assets and liabilities and estimates and assumptions used in determining those valuations. We believe the most critical accounting issues that require the most complex and difficult judgments and that are particularly susceptible to significant change to our financial condition and results of operations include those issues included in Management’s Discussion and Analysis of Results of Operations in IMH’s report on Form 10-K for the year ended December 31, 2018.  Such policies have not changed during 2019.

Financial Condition and Results of Operations

Financial Condition

As of March 31, 2019 compared to December 31, 2018

The following table shows the condensed consolidated balance sheets for the following periods:

	March 31,	December 31,	Increase	%
	2019	2018	(Decrease)	Change
ASSETS
Cash	$22,995	$23,200	$(205)	(1)%
Restricted cash	6,865	6,989	(124)	(2)
Mortgage loans held-for-sale	460,773	353,601	107,172	30
Mortgage servicing rights	59,823	64,728	(4,905)	(8)
Securitized mortgage trust assets	3,067,911	3,165,590	(97,679)	(3)
Other assets	55,364	33,835	21,529	64
Total assets	$3,673,731	$3,647,943	$25,788	1%
LIABILITIES & EQUITY
Warehouse borrowings	$404,763	$284,137	$120,626	42%
Convertible notes	24,987	24,985	2	0
Long-term debt (Par value; $62,000)	44,561	44,856	(295)	(1)
Securitized mortgage trust liabilities	3,051,736	3,148,215	(96,479)	(3)
Repurchase reserve	8,966	7,657	1,309	17
Other liabilities	40,768	27,918	12,850	46
Total liabilities	3,575,781	3,537,768	38,013	1
Total equity	97,950	110,175	(12,225)	(11)
Total liabilities and stockholders’ equity	$3,673,731	$3,647,943	$25,788	1%

Book value per share	$4.62	$5.22	$(0.60)	(12)%
Tangible Book value per share	$4.62	$5.22	$(0.60)	(12)%

At March 31, 2019, cash decreased $0.2 million to $23.0 million from $23.2 million at December 31, 2018.  Cash balances decreased primarily due to the payment of operating expenses and paydown of high cost warehouse borrowings.  Partially offsetting the decrease in cash was a $13.5 million decrease in warehouse haircuts (difference between loan balance funded and amount advanced by warehouse lender) and $488 thousand in residual cash flows.

LHFS increased  $107.2 million to $460.8 million at March 31, 2019 as compared to $353.6 million at December 31, 2018.   The increase was due to $581.5 million in originations during the three months ended March 31, 2019 partially offset by $469.4 million in loan sales. As a normal course of our origination and sales cycle, loans held-for-sale at the end of any period are generally sold within one or two subsequent months.

MSRs decreased $4.9 million to $59.8 million at March 31, 2019 as compared to $64.7 million at December 31, 2018. The decrease was due to mark-to-market decreases in fair value of $6.5 million partially offset by servicing retained loan sales of $190.1 million in UPB.  At March 31, 2019 and December 31, 2018, we serviced $6.2 billion in UPB for others.

In January 2019, we adopted ASU No. 2016-02, Leases, which requires the majority of leases to be recognized on the balance sheet. We adopted the ASU using the modified retrospective transition approach and elected the practical expedients transition option to recognize the adjustment in the period of adoption rather than in the earliest period presented. As a result, adoption of the new guidance resulted in the initial recognition of right of use (ROU) assets of $19.7 million (net of the reversal of $3.8 million deferred rent liability) and lease liabilities of $23.4 million in the consolidated balance sheet within other assets and liabilities, respectively.  The ROU assets and lease liabilities are included in other assets and other liabilities, respectively, in the consolidated balance sheets.

Warehouse borrowings increased $120.6 million to $404.8 million at March 31, 2019 as compared to $284.1 million at December 31, 2018. The increase was due to a $107.2 million increase in LHFS at March 31, 2019.  Our total borrowing capacity was $900 million at March 31, 2019 and December 31, 2018.

We have separate agreements with two lenders providing for MSR financing facilities of up to $60.0 million and $40.0 million.  The $60.0 million facility allows us to borrow up to 60% of the fair market value of Freddie Mac and Ginnie Mae (subject to an acknowledgment agreement) pledged mortgage servicing rights. The $40.0 million facility allows us to borrow up to 55% of the fair market value of Fannie Mae pledged mortgage servicing rights.  At March 31, 2019 and December 31, 2018, there was no outstanding balance on either MSR financing facility.

Repurchase reserve increased $1.3 million to $9.0 million at March 31, 2019 as compared to $7.7 million at December 31, 2018.  The increase was due to a $1.6 million provision for repurchase as a result of an increase in expected future losses, partially offset by $321 thousand in settlements primarily related to repurchased loans as well as refunds of premiums to investors for early payoffs on loans sold.

The changes in total assets and liabilities, at fair market value, are primarily attributable to decreases in our trust assets and trust liabilities as summarized below.

	March 31,	December 31,	Increase	%
	2019	2018	(Decrease)	Change
Securitized mortgage collateral	$3,054,720	$3,157,071	$(102,351)	(3)%
Other trust assets	13,191	8,519	4,672	55
Total trust assets	3,067,911	3,165,590	(97,679)	(3)

Securitized mortgage borrowings	$3,051,736	$3,148,215	$(96,479)	(3)%
Total trust liabilities	3,051,736	3,148,215	(96,479)	(3)
Residual interests in securitizations	$16,175	$17,375	$(1,200)	(7)%

We receive cash flows from our residual interests in securitizations to the extent they are available after required distributions to bondholders and maintaining specified overcollateralization levels and other specified parameters (such as maximum delinquency and cumulative default) within the trusts. The estimated fair value of the residual interests, represented by the difference in the fair value of total trust assets and total trust liabilities, was $16.2 million at March 31, 2019 as compared to $17.4 million at December 31, 2018.

We update our collateral assumptions quarterly based on recent delinquency, default, prepayment and loss experience. Additionally, we update the forward interest rates and investor yield (discount rate) assumptions based on information derived from market participants. During the three months ended March 31, 2019, actual losses were slightly elevated as compared to forecasted losses for the majority of trust, including those with residual value.  Principal payments and liquidations of securitized mortgage collateral and securitized mortgage borrowings also contributed to the reduction in trust assets and liabilities.  The decrease in residual fair value at March 31, 2019 was the result of an increase in loss assumptions for certain trusts as well as residual cash flows received during the first quarter of 2019.

•

The estimated fair value of securitized mortgage collateral decreased $102.4 million during the three months ended March 31, 2019, primarily due to reductions in principal from borrower payments and transfers of loans to Real Estate Owned (REO) for single-family and multi-family collateral. Additionally, other trust assets increased $4.7 million during the three months ended March 31, 2019, primarily due to an increase in REO from foreclosures of $5.8 million and a $3.5 million increase in the net realizable value (NRV) of REO.  Partially offsetting the increase was a decrease of $4.6 million in REO from liquidations for the three months ended March 31, 2019.

•

The estimated fair value of securitized mortgage borrowings decreased $96.5 million during the three months ended March 31, 2019, primarily due to reductions in principal balances from principal payments during the period for single-family and multi-family collateral partially offset by an increase in loss assumptions.

To estimate fair value of the assets and liabilities within the securitization trusts each reporting period, management uses an industry standard valuation and analytical model that is updated monthly with current collateral, real estate, derivative, bond and cost (servicer, trustee, etc.) information for each securitization trust. We employ an internal process to validate the accuracy of the model as well as the data within this model. We use the valuation model to generate the expected cash flows to be collected from the trust assets and the expected required bondholder distribution (trust liabilities). To the extent that the trusts are over collateralized, we may receive the excess interest as the holder of the residual interest. The information above provides us with the future expected cash flows for the securitized mortgage collateral, real estate owned, securitized mortgage borrowings and the residual interests.

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

The following table presents changes in the trust assets and trust liabilities for the three months ended March 31, 2019:

				TRUST LIABILITIES
	Level 3 Recurring Fair
	Value Measurement			Level 3 Recurring Fair
		NRV (1)		Value Measurement
	Securitized	Real		Securitized	Net
	mortgage	estate	Total trust	mortgage	trust
	collateral	owned	assets	borrowings	assets
Recorded fair value at December 31, 2018	$3,157,071	$8,519	$3,165,590	$(3,148,215)	$17,375
Total gains/(losses) included in earnings:
Interest income	6,255	—	6,255	—	6,255
Interest expense	—	—	—	(13,553)	(13,553)
Change in FV of net trust assets, excluding REO (2)	21,084	—	21,084	(27,240)	(6,156)
Gains from REO – not at FV but at NRV (2)	—	3,473	3,473	—	3,473
Total gains (losses) included in earnings	27,339	3,473	30,812	(40,793)	(9,981)
Transfers in and/or out of level 3	—	—	—	—	—
Purchases, issuances and settlements	(129,690)	1,199	(128,491)	137,272	8,781
Recorded fair value at March 31, 2019	$3,054,720	$13,191	$3,067,911	$(3,051,736)	$16,175

(1)	Accounted for at net realizable value.
(2)	Represents change in fair value of net trust assets, including trust REO gains in the consolidated statements of operations and comprehensive (loss) earnings for the three months ended March 31, 2019.

Inclusive of gains from REO, total trust assets above reflect a net gain of $24.6 million as a result of an increase in fair value from securitized mortgage collateral of $21.1 million and gains from REO of $3.5 million. Net losses on trust liabilities were $27.2 million from the increase in fair value of securitized mortgage borrowings. As a result, non-interest income—net trust assets decreased by $2.7 million for the three months ended March 31, 2019.

The table below reflects the net trust assets as a percentage of total trust assets (residual interests in securitizations):

	March 31,	December 31,
	2019	2018
Net trust assets	$16,175	$17,375
Total trust assets	3,067,911	3,165,590
Net trust assets as a percentage of total trust assets	0.53%	0.55%

For the three months ended March 31, 2019, the estimated fair value of the net trust assets decreased slightly as a percentage of total trust assets due to an increase in loss assumptions.

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

The following tables present the estimated fair value of our residual interests, by securitization vintage year, and other related assumptions used to derive these values at March 31, 2019 and December 31, 2018:

	Estimated Fair Value of Residual			Estimated Fair Value of Residual
	Interests by Vintage Year at			Interests by Vintage Year at
	March 31, 2019			December 31, 2018
Origination Year	SF	MF	Total	SF	MF	Total
2002-2003 (1)	$10,115	$579	$10,694	$10,097	$617	$10,714
2004	1,813	677	2,490	1,554	668	2,222
2005	42	23	65	2	2	4
2006	—	2,926	2,926	—	4,435	4,435
2007 (2)	—	—	—	—	—	—
Total	$11,970	$4,205	$16,175	$11,653	$5,722	$17,375
Weighted avg. prepayment rate	8.3%	6.1%	8.0%	8.2%	6.2%	8.0%
Weighted avg. discount rate	16.6	17.6	16.8	16.3	18.2	16.9

(1)	2002-2003 vintage year includes CMO 2007-A, since the majority of the mortgages collateralized in this securitization were originated during this period.

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

The table below reflects the estimated future credit losses and investor yield requirements for trust assets by product (SF and MF) and securitization vintage at March 31, 2019:

	Estimated Future			Investor Yield
	Losses (1)			Requirement (2)
	SF	MF		SF	MF
2002-2003	5%	*	(3)	6%	8%
2004	4	*	(3)	5	5
2005	6	*	(3)	4	4
2006	8	*	(3)	5	4
2007	8	*	(3)	6	3

(1)	Estimated future losses derived by dividing future projected losses by UPB at March 31, 2019.
(2)

Investor yield requirements represent our estimate of the yield third-party market participants would require to price our trust assets and liabilities given our prepayment, credit loss and forward interest rate assumptions.

(3)	Represents less than 1%.

Despite the increase in housing prices through March 31, 2019, housing prices in many parts of the country are still at levels which have significantly reduced or eliminated equity for loans originated after 2003. Future loss estimates are significantly higher for mortgage loans included in securitization vintages after 2005 which reflect severe home price deterioration and defaults experienced with mortgages originated during these periods.

Long-Term Mortgage Portfolio Credit Quality

We use the Mortgage Bankers Association (MBA) method to define delinquency as a contractually required payment being 30 or more days past due. We measure delinquencies from the date of the last payment due date in which a payment was received. Delinquencies for loans 60 days delinquent or greater, foreclosures and delinquent bankruptcies were $577.3 million or 16.5% of the long-term mortgage portfolio as of March 31, 2019 as compared to $595.5 million or 16.4% at December 31, 2018.

The following table summarizes the gross UPB of loans in our mortgage portfolio, included in securitized mortgage collateral, that were 60 or more days delinquent (utilizing the MBA method) as of the periods indicated:

	March 31,	Total	December 31,	Total
Securitized mortgage collateral	2019	Collateral	2018	Collateral
60 - 89 days delinquent	$90,850	2.6%	$101,546	2.8%
90 or more days delinquent	234,657	6.7	212,668	5.8
Foreclosures (1)	162,059	4.6	177,099	4.9
Delinquent bankruptcies (2)	89,742	2.6	104,232	2.9
Total 60 or more days delinquent	$577,308	16.5%	$595,545	16.4%
Total collateral	$3,488,953	100.0%	$3,640,902	100.0%

(1)	Represents properties in the process of foreclosure.
(2)	Represents bankruptcies that are 30 days or more delinquent.

The following table summarizes the gross securitized mortgage collateral and REO at NRV, that were non-performing as of the dates indicated (excludes 60-89 days delinquent):

		Total		Total
	March 31,	Collateral	December 31,	Collateral
	2019	%	2018	%
90 or more days delinquent, foreclosures and delinquent bankruptcies	$486,458	13.9%	$493,999	13.6%
Real estate owned inside and outside trusts	13,596	0.4	9,885	0.3
Total non-performing assets	$500,054	14.3%	$503,884	13.9%

Non-performing assets consist of non-performing loans (mortgages that are 90 or more days delinquent, including loans in foreclosure and delinquent bankruptcies) plus REO. It is our policy to place a mortgage on nonaccrual status when it becomes 90 days delinquent and to reverse from revenue any accrued interest, except for interest income on securitized mortgage collateral when the scheduled payment is received from the servicer. The servicers are required to advance principal and interest on loans within the securitization trusts to the extent the advances are considered recoverable. IFC, a subsidiary of IMH and master servicer, may be required to advance funds, or in most cases cause the loan servicers to advance funds, to cover principal and interest payments not received from borrowers depending on the status of their mortgages. As of March 31, 2019, non-performing assets (UPB of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) as a percentage of the total collateral was 14.3%.  At December 31, 2018, non-performing assets to total collateral was 13.9%.  Non-performing assets decreased by approximately $3.8 million at March 31, 2019 as compared to December 31, 2018. At March 31, 2019, the estimated fair value of non-performing assets (representing the fair value of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) was $202.7 million or 5.5% of total assets. At December 31, 2018, the estimated fair value of non-performing assets was $197.2 million or 5.4% of total assets.

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

For the three months ended March 31, 2019 and 2018, we recorded an increase in net realizable value of REO in the amount of $3.5 million and $2.2 million, respectively.  Increases of the net realizable value reflect increases in value of the REO subsequent to foreclosure date, but prior to the date of sale.

The following table presents the balances of REO:

	March 31,	December 31,
	2019	2018
REO	$17,646	$17,813
Impairment (1)	(4,455)	(7,928)
Ending balance	$13,191	$9,885
REO inside trusts	$13,191	$8,519
REO outside trusts	405	1,366
Total	$13,596	$9,885

(1)	Impairment represents the cumulative write-downs of net realizable value subsequent to foreclosure.

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

Results of Operations

For the Three Months Ended March 31, 2019 compared to the Three Months Ended March 31, 2018

	For the Three Months Ended March 31,
			%
	2019	2018	Change
Revenues	$10,366	$40,125	(74)%
Expenses	(22,270)	(35,748)	38
Net interest income	1,796	1,020	76
Change in fair value of long-term debt	265	1,224	(78)
Change in fair value of net trust assets, including trust REO gains (losses)	(2,683)	(2,138)	(25)
Income tax expense	(86)	(610)	86
Net (loss) earnings	$(12,612)	$3,873	(426)%
(Loss) earnings per share available to common stockholders—basic	$(0.60)	$0.18	(422)%
(Loss) earnings per share available to common stockholders—diluted	$(0.60)	$0.18	(425)%

Revenues

	For the Three Months Ended March 31,
			Increase	%
	2019	2018	(Decrease)	Change
Gain on sale of loans, net	$12,214	$21,482	$(9,268)	(43)%
Servicing fees, net	2,969	9,463	(6,494)	(69)
(Loss) gain on mortgage servicing rights, net	(5,623)	7,705	(13,328)	173
Real estate services fees, net	806	1,385	(579)	(42)
Other revenues	—	90	(90)	(100)
Total revenues	$10,366	$40,125	$(29,759)	(74)%

Gain on sale of loans, net.    For the three months ended March 31, 2019, gain on sale of loans, net totaled $12.2 million compared to $21.5 million in the comparable 2018 period. The $9.3 million decrease for the three months ended March 31, 2019 is primarily due to a $15.7 million decrease in premiums from the sale of mortgage loans, a $11.6 million increase in realized and unrealized net losses on derivative financial instruments, an  $8.9 million decrease in premiums from servicing retained loan sales and a $1.3 million increase in provision for repurchases.  Partially offsetting the decrease in gain on sale of loans, net was a $19.9 million decrease in direct loan origination expenses and an  $8.4 million increase in mark-to-market gains on LHFS.

The overall decrease in gain on sale of loans, net was primarily due to a $760 million or 62% decrease in mortgage loans sold for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.  For the three months ended March 31, 2019, we originated and sold $581.5 million and $469.4 million of loans, respectively, as compared to $1.3 billion and $1.2 billion of loans originated and sold, respectively, during the same period in 2018.  Despite the increase in interest rates from the first quarter of 2018 and corresponding decline in origination volumes, margins increased to approximately 210 bps for the three months ended March 31, 2019 as compared to 163 bps for the same period in 2018.  The primary driver of margin expansion was NonQM originations, which increased to 59% of total originations during the three months ended March 31, 2019 as compared 19% of total originations during the same period in 2018.

Servicing fees, net.  For the three months ended March 31, 2019, servicing fees, net were $3.0 million compared to $9.5 million in the comparable 2018 period.  The decrease in servicing fees, net was the result of $10.5 billion in UPB of servicing sales during the fourth quarter of 2018 which decreased the servicing portfolio average balance 62% to $6.2 billion for the three months ended March 31, 2019 as compared to an average balance of $16.6 billion for the three months ended March 31, 2018.  During the three months ended March 31, 2019, we had $190.1 million in servicing retained loan sales.

(Loss) gain on mortgage servicing rights, net.

	For the Three Months Ended March 31,
			Increase	%
	2019	2018	(Decrease)	Change
Realized and unrealized losses from hedging instruments	$—	$(1,473)	$1,473	(100)%
Gain (loss) on sale of mortgage servicing rights	865	(2)	867	43350
Changes in fair value:
Due to changes in valuation market rates, inputs or assumptions	(4,536)	16,200	(20,736)	128
Other changes in fair value:
Scheduled principal prepayments	(783)	(3,108)	2,325	75
Voluntary prepayments	(1,169)	(3,912)	2,743	70
Total changes in fair value	$(6,488)	$9,180	$(15,668)	171%

(Loss) gain on mortgage servicing rights, net	$(5,623)	$7,705	$(13,328)	173%

For the three months ended March 31, 2019,  (loss) gain on MSRs, net was a loss of $5.6 million compared to a gain of $7.7 million in the comparable 2018 period.  For the three months ended March 31, 2019, we recorded a $6.5 million loss from a change in fair value of MSRs primarily due to changes in fair value associated with changes in market rates, inputs and assumptions as well as voluntary and scheduled prepayments.  The  $4.5 million loss from changes in valuation market rates, inputs or assumptions was primarily due to an increase in prepayment speed assumptions as a result of a  decrease in interest rates in March 2019.  Additionally, during the third quarter of 2018, we stopped hedging our mortgage servicing portfolio resulting in a $1.5 million increase in realized and unrealized gains from hedging instruments related to MSRs during the three months ended March 31, 2019.

Real estate services fees, net.  For the three months ended March 31, 2019, real estate services fees, net were $806 thousand as compared to $1.4 million in the comparable 2018 period. The $579 thousand decrease was primarily the result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio as compared to the comparable period in 2018.

Expenses

	For the Three Months Ended March 31,
			Increase	%
	2019	2018	(Decrease)	Change
Personnel expense	$14,121	$17,742	$(3,621)	(20)%
Business promotion	2,923	9,731	(6,808)	(70)
General, administrative and other	5,225	8,275	(3,050)	(37)
Total expenses	$22,269	$35,748	$(13,479)	(38)%

Total expenses decreased by $13.5 million or 38% to $22.3 million for the first quarter of 2019, compared to $35.7 million for the comparable period in 2018.  Personnel expense decreased $3.6 million to $14.1 million for the three months ended March 31, 2019 as compared to the same period in 2018.  The decrease is primarily related to staff reductions during 2018 as well as a reduction in commission expense due to a decrease in loan originations.  As a result of the reduction in loan origination volumes, we reduced overhead throughout 2018 to more closely align staffing levels to origination volumes in the current economic environment. As a result of the staff reductions made in 2018, average headcount decreased 26% for the first quarter of 2019 as compared to the same period in 2018.

Business promotion decreased $6.8 million to $2.9 million for the three months ended March 31, 2019.  Business promotion decreased as a result of the shift in consumer direct marketing strategy we made in the latter half of 2018 away from radio and television advertisements to a digital campaign.  The shift in strategy allows for a more cost effective approach, increasing the ability to be more price and product competitive to more specific target geographies.

General, administrative and other expenses decreased to $5.2 million for the three months ended March 31, 2019, compared to $8.3 million for the same period in 2018.  The decrease was partially related to a $1.3 million reduction in legal fees as a result of the Company successfully resolving, through dismissal or settlement, three long standing litigation matters in 2018, which dated back to origination and securitization activities related to the mortgage crisis of 2008.  The decrease in general, administrative and other expense was also attributable to a $1.0 million decrease in intangible asset amortization as a result of the intangible asset impairment in 2018, a $493 thousand decrease in other general and administrative expenses and a $221 thousand decrease in occupancy expense as a result of the relocation of the retail direct division into our corporate office in the fourth quarter of 2018.

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

	For the Three Months Ended March 31,
	2019			2018
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Securitized mortgage collateral	$3,105,895	$40,022	5.15%	$3,587,954	$43,137	4.81%
Mortgage loans held-for-sale	348,517	5,117	5.87	566,684	6,617	4.67
Finance receivables	—	—	—	23,083	382	6.62
Other	29,697	115	1.55	31,597	14	0.18
Total interest-earning assets	$3,484,109	$45,254	5.20%	$4,209,318	$50,150	4.77%
LIABILITIES
Securitized mortgage borrowings	$3,099,976	$38,052	4.91	$3,580,871	$40,958	4.58%
Warehouse borrowings (1)	293,578	3,796	5.17	577,962	6,125	4.24
MSR financing facilities	—	—	—	34,047	497	5.84
Long-term debt	44,709	1,132	10.13	45,159	1,069	9.47
Convertible notes	24,986	471	7.54	24,966	471	7.55
Other	53	7	52.83	245	10	16.33
Total interest-bearing liabilities	$3,463,302	$43,458	5.02%	$4,263,250	$49,130	4.61%
Net interest spread (2)		$1,796	0.18%		$1,020	0.16%
Net interest margin (3)			0.21%			0.10%

(1)	Warehouse borrowings include the borrowings from mortgage loans held-for-sale and finance receivables.
(2)	Net interest spread is calculated by subtracting the weighted average yield on interest-bearing liabilities from the weighted average yield on interest-earning assets.
(3)	Net interest margin is calculated by dividing net interest spread by total average interest-earning assets.

Net interest spread increased $776 thousand for the three months ended March 31, 2019 primarily attributable to an increase in the net interest spread between loans held-for-sale, finance receivables and their related warehouse borrowings as well as a decrease in interest expense as a result of the reduction in utilization of the MSR financing facility during the period.  As a result, the net interest margin increased to 0.21% for the three months ended March 31, 2019 from 0.10% for the three months ended March 31, 2018.

During the quarter ended March 31, 2019, the yield on interest-earning assets increased to 5.20% from 4.77% in the comparable 2018 period. The yield on interest-bearing liabilities increased to 5.02% for the three months ended March 31, 2019 from 4.61% for the comparable 2018 period.  In connection with the fair value accounting for securitized mortgage collateral and borrowings and long-term debt, interest income and interest expense are recognized using effective yields based on estimated fair values for these instruments. The increase in yield for securitized mortgage collateral and securitized mortgage borrowings is primarily related to decreased prices on mortgage-backed bonds as well as an increase in LIBOR which resulted in an increase in yield as compared to the previous period.

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

During the three months ended March 31, 2019, the fair value of the long-term debt decreased $295 thousand.  The decrease in estimated fair value was the result of a $265 thousand change in the market specific credit risk during the quarter as well as a $144 thousand change in the instrument specific credit risk partially offset by an increase due to accretion.

Change in fair value of net trust assets, including trust REO gains

	For the Three Months Ended
	March 31,
	2019	2018
Change in fair value of net trust assets, excluding REO	$(6,156)	$(4,331)
Gains from REO	3,473	2,193
Change in fair value of net trust assets, including trust REO gains	$(2,683)	$(2,138)

The change in fair value related to our net trust assets (residual interests in securitizations) was a loss of $2.7 million for the three months ended March 31, 2019.  The change in fair value of net trust assets, excluding REO was due to $6.2 million in losses from changes in fair value of securitized mortgage borrowings and securitized mortgage collateral primarily associated with an increase in loss assumptions. Additionally, the NRV of REO increased $3.5 million during the period attributed to lower expected loss severities on properties within certain states held in the long-term mortgage portfolio during the period.

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

Income Taxes

We recorded income tax expense of $86 thousand and $610 thousand for the three months ended March 31, 2019 and 2018, respectively.  Tax expense for the three months ended March 31, 2019 is primarily the result of state income taxes from states where we do not have net operating loss carryforwards or state minimum taxes, offset by a benefit resulting from the intraperiod allocation rules that are applied when there is a pre-tax loss from continuing operations and pre-tax income from other comprehensive income.

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

Results of Operations by Business Segment

We have three primary operating segments: Mortgage Lending, Long-Term Mortgage Portfolio and Real Estate Services. Unallocated corporate and other administrative costs, including the cost associated with being a public company, are presented in Corporate. Segment operating results are as follows:

Mortgage Lending

	For the Three Months Ended March 31,
			Increase	%
	2019	2018	(Decrease)	Change
Gain on sale of loans, net	$12,214	$21,482	$(9,268)	(43)%
Servicing fees, net	2,969	9,463	(6,494)	(69)
Loss on mortgage servicing rights, net	(5,623)	7,705	(13,328)	173
Total revenues	9,560	38,650	(29,090)	(75)

Other income	1,415	334	1,081	324

Personnel expense	(12,059)	(17,206)	5,147	30
Business promotion	(2,896)	(9,711)	6,815	70
General, administrative and other	(2,545)	(4,631)	2,086	45
(Loss) earnings before income taxes	$(6,525)	$7,436	$(13,961)	(188)%

For the three months ended March 31, 2019, gain on sale of loans, net totaled $12.2 million compared to $21.5 million in the comparable 2018 period. The $9.3 million decrease for the three months ended March 31, 2019 is primarily due to a $15.7 million decrease in premiums from the sale of mortgage loans, a $11.6 million increase in realized and unrealized net losses on derivative financial instruments, an  $8.9 million decrease in premiums from servicing retained loan sales and a $1.3 million increase in provision for repurchases.  Partially offsetting the decrease in gain on sale of loans, net was a $19.9 million decrease in direct loan origination expenses and an  $8.4 million increase in mark-to-market gains on LHFS.

The overall decrease in gain on sale of loans, net was primarily due to a $760 million or 62% decrease in mortgage loans sold for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.  For the three months ended March 31, 2019, we originated and sold $581.5 million and $469.4 million of loans, respectively, as compared to $1.3 billion and $1.2 billion of loans originated and sold, respectively, during the same period in 2018.  Despite the increase in interest rates from the first quarter of 2018 and corresponding decline in origination volumes, margins increased to approximately 210 bps for the three months ended March 31, 2019 as compared to 163 bps for the same period in 2018.  The primary driver of margin expansion was NonQM originations, which increased to 59% of total originations during the three months ended March 31, 2019 as compared 19% of total originations during the same period in 2018.

For the three months ended March 31, 2019, servicing fees, net were $3.0 million compared to $9.5 million in the comparable 2018 period.  The decrease in servicing fees, net was the result of $10.5 billion in UPB of servicing sales during the fourth quarter of 2018 which decreased the servicing portfolio average balance 62% to $6.2 billion for the three months ended March 31, 2019 as compared to an average balance of $16.6 billion for the three months ended March 31, 2018.  During the three months ended March 31, 2019, we had $190.1 million in servicing retained loan sales.

For the three months ended March 31, 2019, (loss) gain on MSRs, net was a loss of $5.6 million compared to a gain of $7.7 million in the comparable 2018 period.  For the three months ended March 31, 2019, we recorded a $6.5 million loss from a change in fair value of MSRs primarily due to changes in fair value associated with changes in market rates, inputs and assumptions as well as voluntary and scheduled prepayments.  The $4.5 million loss from changes in valuation market rates, inputs or assumptions was primarily due to an increase in prepayment speed assumptions as a result of a decrease in interest rates in March.  Additionally, during the third quarter of 2018, we stopped hedging our mortgage servicing portfolio resulting in a $1.5 million increase in realized and unrealized gains from hedging instruments related to MSRs during the three months ended March 31, 2019.

For the three months ended March  31, 2019, other income increased to $1.4 million as compared to $334 thousand in the comparable 2018 period. The $1.1 million increase in other income was primarily due to a $497 decrease in interest expense related to a decrease in the utilization of the MSR financing facilities during the first quarter of 2019.  Additionally, net interest spread between loans held-for-sale, finance receivables and their related warehouse borrowing expense increased $447 thousand during the first quarter of 2019 as compared to the comparable period in 2018.

Personnel expense decreased $5.1 million to $12.1 million for the three months ended March 31, 2019 as compared to the same period in 2018.  The decrease is primarily related to staff reductions we did throughout 2018 as well as a reduction in commission expense due to a decrease in loan originations.  As a result of the reduction in loan origination volumes, we reduced overhead throughout 2018 to more closely align staffing levels to origination volumes in the current economic environment. As a result of the staff reductions made in 2018, average headcount in the mortgage lending segment decreased 30% for the first quarter of 2019 as compared to the same period in 2018.

Business promotion decreased $6.8 million to $2.9 million for the three months ended March 31, 2019.  Business promotion decreased as a result of the shift in consumer direct marketing strategy we made in the latter half of 2018 away from radio and television advertisements to a digital campaigns.  The shift in strategy allows for a more cost effective approach, increasing the ability to be more price and product competitive to more specific target geographies.

General, administrative and other expenses decreased to $2.5 million for the three months ended March 31, 2019, compared to $4.6 million for the same period in 2018.  The decrease was primarily related to a $1.0 million decrease in intangible asset amortization as a result of the intangible asset impairment in 2018, a $708 thousand decrease in other general and administrative expenses and a $328 thousand decrease in occupancy expense as a result of the relocation of the retail direct division into our corporate office in the fourth quarter of 2018.

Long-Term Mortgage Portfolio

	For the Three Months Ended March 31,
			Increase	%
	2019	2018	(Decrease)	Change
Other (expense) revenue	$(32)	$84	$(116)	(138)%

Personnel expense	(35)	(2)	(33)	(1650)%
General, administrative and other	(104)	(63)	(41)	(65)
Total expenses	(139)	(65)	(74)	(114)

Net interest income	839	1,110	(271)	(24)
Change in fair value of long-term debt	265	1,224	(959)	(78)
Change in fair value of net trust assets, including trust REO gains	(2,683)	(2,138)	(545)	(25)
Total other (expense) income	(1,579)	196	(1,775)	(906)
(Losses) earnings before income taxes	$(1,750)	$215	$(1,965)	(914)%

For the three months ended March 31, 2019, net interest income totaled $839 thousand as compared to $1.1 million for the comparable 2018 period. Net interest income decreased $271 thousand for the three months ended March 31, 2019 primarily attributable to a $209 thousand decrease in net interest spread on the long-term mortgage portfolio as well as a $63 thousand increase in interest expense on the long-term debt associated with an increase in three-month LIBOR.

In the first quarter of 2018, we adopted ASU 2016-01, which effectively bifurcates the market and instrument specific credit risk components of changes in long-term debt. The market portion will continue to be a component of net earnings (loss) as the change in fair value of long-term debt, but the instrument specific credit risk portion will be a component of accumulated other comprehensive earnings (loss). During the three months ended March 31, 2019, the fair value of the long-term debt decreased $295 thousand.  The decrease in estimated fair value was the result of a $265 thousand change in the market specific credit risk during the quarter as well as a $144 thousand change in the instrument specific credit risk partially offset by an increase due to accretion.

The change in fair value related to our net trust assets (residual interests in securitizations) was a loss of $2.7 million for the three months ended March 31, 2019.  The change in fair value of net trust assets, excluding REO was due to $6.2 million in losses from changes in fair value of securitized mortgage borrowings and securitized mortgage collateral primarily associated with an increase in loss assumptions.  Partially offsetting these losses was a $3.5 million increase in the NRV of REO during the period attributed to lower expected loss severities on properties within certain states held in the long-term mortgage portfolio during the period.

Real Estate Services

	For the Three Months Ended March 31,
			Increase	%
	2019	2018	(Decrease)	Change
Real estate services fees, net	$806	$1,385	$(579)	(42)%
Personnel expense	(322)	(572)	250	44
General, administrative and other	(65)	(66)	1	2
Earnings before income taxes	$419	$747	$(328)	(44)%

For the three months ended March 31, 2019, real estate services fees, net were $806 thousand compared to $1.4 million in the comparable 2018 period. The $579 thousand decrease in real estate services fees, net was the result of a $276 thousand decrease in real estate and recovery fees, a $165 thousand decrease in loss mitigation fees and a $138 thousand decrease in real estate service fees.  The decrease is primarily the result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio as compared to 2018.

For the three months ended March  31, 2019, the $250 thousand reduction in personnel expense was due to a reduction in personnel and personnel related costs as a result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio as compared to 2018.

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

	For the Three Months Ended March 31,
			Increase	%
	2019	2018	(Decrease)	Change
Interest expense	$(457)	$(424)	$(33)	(8)%
Other expenses	(4,212)	(3,491)	(721)	(21)
Net loss before income taxes	$(4,669)	$(3,915)	$(754)	(19)%

For the three months ended March 31, 2019, other expenses increased to $4.2 million as compared to $3.5 thousand for the comparable 2018 period. The increase was primarily due to a $1.2 million increase in personnel costs related to benefits and severance costs, a $147 thousand increase in data processing expense and a $141 thousand increase in occupancy expense.   Partially offsetting the increase in other expenses was a reduction in legal fees of $1.1 million.   The decrease in legal fees  is a result of the Company successfully resolving, through dismissal or settlement, three long standing litigation matters in 2018, which dated back to origination and securitization activities related to the mortgage crisis of 2008.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our CEO and CFO, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e). Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that, as March 31, 2019, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

ITEM 4:  MINE SAFETY DISCLOSURES

None.

ITEM 5:  OTHER INFORMATION

On April 18, 2019, the term or the Line of Credit Promissory Note (FHLMC and GNMA Financing) was extended to January 31, 2020.

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
101

The following materials from Impac Mortgage Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Earnings, (3) the Condensed Consolidated Statements of Cash Flows, and (4) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

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

May 10, 2019